Form 10-Q
period 2001-03-31
NASDAQ STOCK MARKET INC
filed 2001-08-20
CIK 1120193

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                 FORM 10-Q


         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
             Securities Exchange Act of 1934

               For the quarterly period ended March 31, 2001

                                     OR
         [ ] Transition Report Pursuant to Section 13 or 15(d) of the
             Securities Exchange Act of 1934

           For the transition period from _______ to ___________

                        Commission file number _____

                       THE NASDAQ STOCK MARKET, INC.
           (Exact name of registrant as specified in its charter)


               Delaware                                  52-1165937
(State or other jurisdiction of incorporation           (IRS Employer
           or organization)                            Identification No.)


          One Liberty Plaza                                 10006
         New York, New York                               (Zip code)
       (Address of principal
         executive offices)

                               (212) 858-4750
            (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [  ]  No [ X]


As of July 31, 2001, 110,761,355 shares of the Registrant's Common Stock, par value $.01 per share, were outstanding (including 530,350 shares of restricted Common Stock awarded to officers and employees of the Registrant).




                       THE NASDAQ STOCK MARKET, INC.
                                 FORM 10-Q
                    For the Quarter Ended March 31, 2001
                                   INDEX


Part I.   FINANCIAL INFORMATION                                          Page
                                                                        Number

          Item 1.  Financial Statements - (unaudited)


                    Condensed Consolidated Statement of Operations -
                    Three Months Ended
                    March 31, 2001 and 2000..............................    3

                    Condensed Consolidated Statement of Financial
                    Condition - March 31, 2001 and December 31, 2000.....    4


                    Condensed Consolidated Statement of Cash Flows -
                    Three Months Ended
                    March 31, 2001 and 2000..............................    6


                    Notes to Condensed Consolidated Financial Statements.    8


         Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations........   15


         Item 3.    Quantitative and Qualitative Disclosure of
                    Market Risk..........................................   21


Part II.  OTHER INFORMATION
          -----------------

          Item 2.  Changes in Securities and Uses of Proceeds ...........   22
          Item 6.  Exhibits and Reports on Form 8-K .....................   23

Signatures ...............................................................  24

Forward-looking statements in this Quarterly Report on Form 10-Q are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, The Nasdaq Stock Market, Inc.'s ability to implement its strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.




                       THE NASDAQ STOCK MARKET, INC.

                       PART I - FINANCIAL INFORMATION

ITEM I            Financial Statements
                  --------------------
                         The Nasdaq Stock Market, Inc.
                            Condensed Consolidated
                                  (Unaudited)
                           Statement of Operations
                     (In thousands, except share amounts)


                                                                                     Three months ended
                                                                            -------------------------------------
                                                                                March 31,           March 31,
                                                                                  2001                2000
                                                                            -----------------   -----------------
Revenues:

   Transaction services                                                        $    110,794        $    107,797
   Market information services                                                       63,156              61,618
   Issuer services                                                                   38,304              34,323
   Other                                                                             10,513               3,277
                                                                            -----------------   -----------------
Total revenues                                                                      222,767             207,015
                                                                            -----------------   -----------------

Expenses:

   Compensation and benefits                                                         39,096              28,594
   Marketing and advertising                                                          6,702              17,258
   Depreciation and amortization                                                     20,777              12,851
   Professional and contract services                                                16,789              10,250
   Computer operations and data communications                                       41,472              27,152
   Bad debt expense                                                                  10,056               1,093
   Occupancy                                                                          6,131               3,084
   Other                                                                             13,239               5,147
                                                                            -----------------   -----------------
   Total direct expenses                                                            154,262             105,429
                                                                            -----------------   -----------------
   Support costs from related parties, net                                           26,411              25,795
                                                                            -----------------   -----------------
Total expenses                                                                      180,673             131,224
                                                                            -----------------   -----------------


Net operating income                                                                 42,094              75,791
Interest income                                                                       6,170               2,200
Interest expense                                                                       (480)               (483)
Minority interest                                                                       217                   -
Provision for income taxes                                                          (21,808)            (31,158)
                                                                            -----------------   -----------------
Net income before cumulative effect of change in accounting principle                26,193              46,350
                                                                            -----------------   -----------------

Cumulative effect of change in accounting principle, net of taxes of $67,956             -             (101,090)
                                                                            -----------------   -----------------

Net income (loss)                                                              $     26,193        $    (54,740)

                                                                            ================    =================

Basic and diluted earnings per share before cumulative effect of change in
   accounting principle                                                        $       0.21        $       0.46
                                                                            ================    =================

Basic and diluted earnings (loss) per share for change in accounting           $          -        $      (1.01)
   principle
                                                                            ================    =================

Basic and diluted earnings (loss) per share                                    $       0.21        $      (0.55)
                                                                            ================    =================
See accompanying notes.





                                                   THE NASDAQ STOCK MARKET, INC.
                                     Condensed Consolidated Statement of Financial Condition
                                                          (Unaudited)
                                             (In thousands, except share amounts)


                                                                             March 31,          December 31,
                                                                                2001                2000
                                                                          -----------------   ------------------
Assets
Current assets:
    Cash and cash equivalents                                                $     245,111       $     262,257
    Investments:
       Available-for-sale, at fair value                                           297,445             232,090
       Held-to-maturity, at amortized cost                                          22,165              21,967
    Receivables, net                                                               220,354             172,660
    Receivables from related parties                                                31,591               8,250
    Deferred tax asset                                                              35,738              32,367
    Other current assets                                                            16,952              14,869
                                                                          -----------------   ------------------
 Total current assets                                                              869,356             744,460
                                                                          -----------------   ------------------
 Investments:
    Held-to-maturity, at amortized cost                                              6,539               6,612
Property and equipment:
    Land, buildings and improvements                                                82,194              80,727
    Data processing equipment and software                                         392,648             370,066
    Furniture, equipment and leasehold improvements                                170,431             134,638
                                                                          -----------------   ------------------
                                                                                   645,273             585,431
    Less accumulated depreciation and amortization                                (276,584)           (252,380)
                                                                          -----------------   ------------------
Total property and equipment, net                                                  368,689             333,051


Non-current deferred tax asset                                                      60,505              61,257
Other assets                                                                        30,107              25,753
                                                                          -----------------   ------------------
Total assets                                                                 $   1,335,196       $   1,171,133
                                                                          =================   ==================




See accompanying notes.




                                                  THE NASDAQ STOCK MARKET, INC.
                              Condensed Consolidated Statement of Financial Condition - (continued)
                                                         (Unaudited)
                                             (In thousands, except share amounts)

                                                                             March 31,          December 31,
                                                                                2001                2000
                                                                          -----------------   ------------------
Liabilities
Current liabilities:
   Accounts payable and accrued expenses                                  $      125,590      $      117,867
   Accrued personnel costs                                                        19,236              37,273
   Deferred revenue                                                              126,761              66,178
   Other accrued liabilities                                                      56,224              35,374
   Due to banks                                                                    9,744              13,876
   Payables to related parties                                                    18,730              19,158
                                                                          -----------------   ------------------
Total current liabilities                                                        356,285             289,726

Long-term debt                                                                    36,957              25,000
Accrued pension costs                                                             12,403              10,390
Non-current deferred tax liability                                                39,470              32,116
Non-current deferred revenue                                                     129,969             138,166
Other liabilities                                                                 28,981              15,033
                                                                          -----------------   ------------------
Total long-term liabilities                                                      247,780             220,705

Total liabilities                                                                604,065             510,431


Minority interests                                                                12,279              15,543

Stockholders' Equity
Common stock, $.01 par value, 300,000,000 authorized, 128,692,543 issued and outstanding at March 31, 2001 and 123,663,746 issued and
   outstanding at December 31, 2000                                                1,287               1,237
Additional paid-in capital                                                       318,041             273,387
Unrealized gains on available-for-sale investments, net of tax                     3,840                 321
Foreign currency translation                                                      (3,362)             (2,213)
Deferred stock compensation                                                       (6,527)                  -
Common stock issuable                                                              6,953                   -
Retained earnings                                                                398,620             372,427
                                                                          -----------------   ------------------
Total stockholders' equity                                                       718,852             645,159
                                                                          -----------------   ------------------
Total liabilities, minority interest and stockholders' equity             $    1,335,196      $    1,171,133
                                                                          =================   ==================

See accompanying notes.




                                                   THE NASDAQ STOCK MARKET, INC.
                                           Condensed Consolidated Statement of Cash Flows
                                                            (Unaudited)
                                               (In thousands, except share amounts)

                                                                                   Three months ended
                                                                          -------------------------------------
                                                                              March 31,          March 31,
                                                                                2001                2000
                                                                          -----------------  ------------------
Cash flow from operating activities
Cash received from customers                                                 $    230,624       $    229,915
Cash paid to suppliers and employees                                             (128,110)           (91,004)
Cash paid to related parties, net                                                 (51,946)           (30,993)
Income taxes paid                                                                 (14,107)           (16,862)
Interest received, net                                                              5,692              1,444
Other                                                                              (5,806)            (5,492)
                                                                          -----------------  ------------------
Cash provided by operating activities                                              36,347             87,008
                                                                          -----------------  ------------------
Cash flow from investing activities
Proceeds from redemptions of available-for-sale investments                        62,925             15,134
Purchases of available-for-sale investments                                      (126,793)            (7,907)
Purchases of held-to-maturity investments                                            (125)               (48)
Acquisition, net of cash acquired                                                     558            (16,979)
Proceeds from sales of property and equipment                                       3,349                670
Purchases of property and equipment                                               (32,963)           (20,027)
                                                                          -----------------  ------------------
Cash used in investing activities                                                 (93,049)           (29,157)
                                                                          -----------------  ------------------
Cash flow from financing activities
Decrease in due to banks                                                           (4,132)            (8,819)
Net proceeds from Phase II private placement                                       63,688                  -
Repayment of joint venture  interests in Nasdaq Europe  Planning  Company
   Limited                                                                        (20,000)                 -
                                                                          -----------------  ------------------
Cash provided by (used in) financing activities                                    39,556             (8,819)
                                                                          -----------------  ------------------

Increase (decrease) in cash and cash equivalents                                  (17,146)            49,032
Cash and cash equivalents at beginning of period                                  262,257             10,598
                                                                          -----------------  ------------------
Cash and cash equivalents at end of period                                   $    245,111       $     59,630
                                                                          =================  ==================

See accompanying notes.





                                                   THE NASDAQ STOCK MARKET, INC.
                                     Condensed Consolidated Statement of Cash Flows - (continued)
                                                            (Unaudited)
                                                (In thousands, except share amounts)

                                                                                   Three months ended
                                                                          -------------------------------------
                                                                              March 31,          March 31,
                                                                                2001                2000
                                                                          -----------------  ------------------
Reconciliation of net income (loss)
 to cash provided by operating activities

Net income (loss)                                                                  26,193            (54,740)
Non-cash items included in net income (loss):
       Cumulative effect of change in accounting principle, net                         -            101,090
       Depreciation and amortization                                               20,777             13,274
       Stock-based compensation                                                       426                  -
       Minority interests                                                            (217)                 -
       Other non-cash adjustments included in net income                            3,349                  -

Net change in:
       Receivables, net                                                           (46,834)           (51,083)
       Receivables from related parties                                           (23,341)           (11,317)
       Deferred tax assets                                                          3,237             (4,953)
       Other current assets                                                          (716)            (3,393)
       Other assets                                                                (4,331)               184
       Accounts payable and accrued expenses                                       (6,448)             5,527
       Accrued personnel costs                                                    (18,464)           (13,989)
       Deferred revenue                                                            52,192             73,692
       Other accrued liabilities                                                   20,709             30,689
       Payables to related parties                                                   (428)             3,236
       Accrued pension costs                                                        2,013              1,074
       Deferred tax liability                                                       3,475                  -
       Other liabilities                                                           11,229             (2,283)
                                                                          -----------------  ------------------
Cash provided by operating activities                                        $     36,347       $     87,008
                                                                          -----------------  ------------------




See accompanying notes.




                       THE NASDAQ STOCK MARKET, INC.
            Notes to Condensed Consolidated Financial Statements


1. Basis of Presentation


The Nasdaq Stock Market, Inc. ("Nasdaq") is the parent company of Nasdaq Global Holdings ("Nasdaq Global"); Quadsan Enterprises, Inc.; Nasdaq Tools, Inc. ("Nasdaq Tools"); Nasdaq Investment Product Services, Inc.; and Nasdaq International Market Initiatives, Inc.; collectively referred to as Nasdaq. These entities are wholly owned by Nasdaq. Nasdaq is a subsidiary of the National Association of Securities Dealers, Inc. (the "NASD").

Nasdaq operates in one segment as defined in the Statement of Financial Accounting Standards ("SFAS") No. 131 "Disclosures About Segments of an Enterprise and Related Information." Nasdaq uses a multiple market maker system to operate an electronic, screen-based equity market. Nasdaq's principal business products are issuer, transaction, and market information services. The majority of this business is transacted with listed companies, market data vendors and firms in the broker-dealer industry within the United States.

All material intercompany accounts and transactions have been eliminated in consolidation. Nasdaq's financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") with respect to the Form 10-Q and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Pursuant to such rules and regulations, certain footnote disclosures, which are normally required under generally accepted accounting principles, have been omitted. It is recommended that these financial statements be read in conjunction with the Condensed Consolidated Financial Statements for the twelve months ended December 31, 2000 included in Nasdaq's Registration Statement filed on Form 10, as amended. Nasdaq plans to file promptly an amendment to its Registration Statement on Form 10 to give effect to the matters described in Note 3 below.

The nature of Nasdaq's business is such that the results of any interim period may vary significantly from quarter to quarter and may not be indicative of the results to be expected for the fiscal year. Certain prior period amounts reflect reclassifications to conform to the current period's presentation.

2. Significant Transactions

Phase II Private Placement

The NASD's plan to broaden the ownership in Nasdaq was executed through a two-phase private placement (1) by Nasdaq of newly-issued shares of Nasdaq's common stock, par value $0.01 per share (the "Common Stock"), and (2) by the NASD of shares of outstanding Common Stock and warrants to purchase outstanding shares of Common Stock owned by the NASD. The second phase of the private placement closed on January 18, 2001 with Nasdaq selling approximately
5.0 million shares, yielding net proceeds of approximately $63.7 million. As of May 4, 2001, the NASD owned approximately 70.0% of Nasdaq. On a fully-diluted basis, the NASD's ownership would be decreased to approximately 28.0%.




                       THE NASDAQ STOCK MARKET, INC.
            Notes to Condensed Consolidated Financial Statements


2. Significant Transactions (continued)

Nasdaq Europe S.A./N.V.

On March 27, 2001, Nasdaq acquired a majority ownership interest in the European Association of Securities Dealers Automated Quotation S.A./N.V., a pan-European stock market headquartered in Brussels, for approximately $12.5 million. Nasdaq has renamed the company Nasdaq Europe S.A./N.V. ("Nasdaq Europe") and plans to restructure it into a globally linked, pan-European market. Nasdaq's acquisition has been accounted for under the purchase method of accounting, resulting in the recording of goodwill of approximately $4.9 million that is reflected in other assets on the Condensed Consolidated Statement of Financial Condition.

Nasdaq Europe Planning Company Limited

In February and March 2001, Nasdaq repurchased the ownership interests of certain minority shareholders in Nasdaq Europe Planning Company Limited for a total of $20.0 million as the proposed joint venture was abandoned, due to the acquisition of Nasdaq Europe described above.


LIFFE

In March 2001, Nasdaq entered into a non-binding letter of intent with the London International Financial Futures and Options Exchange ("LIFFE") to create a U.S. joint venture company to list and trade single stock futures. The products of this joint venture are expected to be traded through a modified version of the LIFFE CONNECT(TM) electronic system. Nasdaq has committed up to $15.0 million plus the rights to use certain trademarks in this venture.

3. Change in Accounting Principle

On August 17, 2001, Nasdaq concluded discussions with the SEC with respect to the implementation in its financial statements of Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which became effective for SEC public reporting companies in the fourth quarter of 2000. Nasdaq became a SEC public reporting company on June 29, 2001, the effective date of its Registration Statement on Form 10. As a result of the discussions with the SEC, Nasdaq changed its method of accounting for revenue recognition for certain components of its issuer services revenues. In accordance and consistent with generally accepted accounting principles, as SAB 101 was adopted effective the fourth quarter of 2000, the change in accounting principle has been applied as of January 1, 2000. In accordance with applicable accounting guidance prior to SAB 101, Nasdaq recognized revenue for issuer initial listing fees and listing of additional shares ("LAS") fees in the month the listing occurred or in the period additional shares were issued, respectively. Nasdaq now recognizes revenue related to initial listing fees and LAS fees on a straight line basis over estimated service periods, which are six and four years, respectively.

As a result of this change in accounting principle, first quarter 2000 pro forma net income, excluding the cumulative effect of the change in accounting principle on prior years' results, decreased $7.3 million ($0.07 per share) to $46.4 million ($0.46 per share). In addition, Nasdaq recognized a one-time cumulative effect of a change in accounting principle in the first quarter of 2000. This cumulative effect of a change in accounting principle decreased net income in the first quarter 2000 by $101.1 million ($1.01 per share) resulting in a $54.7 million ($0.55 per share) net loss. The adjustment to first quarter 2000 net income for the cumulative change to prior years' results consists of the following:




                       THE NASDAQ STOCK MARKET, INC.
            Notes to Condensed Consolidated Financial Statements

3. Change in Accounting Principle (continued)

(amounts in millions)
Deferred initial listing fees                           $  108.5
Deferred LAS fees                                           60.6
                                                          ------
Total deferred fees                                        169.1
Deferred income tax benefit                                (68.0)
                                                          ------
Cumulative effect of change in accounting principle     $  101.1
                                                          ======

For the three months ended March 31, 2001 and 2000, Nasdaq recognized $12.3 million and $15.0 million in revenue, respectively, that was included in the cumulative effect adjustment as of January 1, 2000. This revenue contributed $7.4 million (after income taxes of $4.9 million) and $9.0 million (after income taxes of $6.0 million) to net income for the three months ended March 31, 2001 and 2000, respectively.

4. Deferred Revenue

The Company's deferred revenue as of March 31, 2001 relating to issuer services fees will be recognized in the following years:



(amounts in thousands)
Fiscal year ended                    Initial            LAS               Annual                Total
                                     --------------    --------------    -----------------     -------------


2001                                     $  26,045         $  23,798              $62,108          $111,951
2002                                        30,358            24,220                    -            54,578
2003                                        25,717            17,322                    -            43,039
2004                                        20,991             6,770                    -            27,761
2005 and thereafter                         19,264               137                    -            19,401
                                     --------------    --------------    -----------------     -------------
                                         $ 122,375          $ 72,247              $62,108          $256,730
                                     ==============    ==============    =================     =============


Nasdaq's deferred revenue for the quarters ended March 31, 2001 and 2000 is reflected in the following tables. The additions reflect the issuer services fees charged during the quarter while the amortization reflects the issuer services fee revenues recognized during the period based on the accounting methodology described in Note 3 above.


(amounts in thousands)                   Initial             LAS              Annual             Total
                                      --------------    ---------------    --------------     -------------
Balance at January 1, 2001                 $127,693            $76,651           $     -          $204,344
Additions                                     3,711              4,409            82,570            90,690
Amortization                                 (9,029)            (8,813)          (20,462)          (38,304)
                                      --------------    ---------------    --------------     -------------
Balance at March 31, 2001                  $122,375            $72,247           $62,108          $256,730
                                      ==============    ===============    ==============     =============





                                                   THE NASDAQ STOCK MARKET, INC.
                                      Notes to Condensed Consolidated Financial Statements

4.Deferred Revenue (continued)


(amounts in thousands)                   Initial             LAS             Annual            Total
                                      --------------    --------------    --------------    -------------
Balance at January 1, 2000                $ 108,476           $60,570          $     -        $ 169,046
Additions                                    15,094            12,977           77,488          105,559
Amortization                                 (7,926)           (7,824)         (18,573)         (34,323)
                                      --------------    --------------    --------------    -------------
Balance at March 31, 2000                 $ 115,644           $65,723          $58,915        $ 240,282
                                      ==============    ==============    ==============    =============


5. Long-term debt


During the three months ended March 31, 2001, Nasdaq's consolidated long-term debt increased by approximately $12.0 million to $37.0 million. The increase reflects the long-term debt of Nasdaq Europe, $3.0 million of which matures in 2003 with the remaining $9.0 million maturing in 2004. The debt is Euro-denominated with $4.0 million containing contractual fixed interest rates and $8.0 million containing interest rates based on a fixed premium above London Interbank Offered Rates.

6. Commitments and Contingencies

In October 2000, Nasdaq entered into a contract with OptiMark, Inc. under which OptiMark was engaged to provide software development services in connection with the development of the SuperMontage system. Nasdaq will pay OptiMark for the SuperMontage development for a period not to exceed 12 months. Additionally, OptiMark will be entitled to receive incentive payments if it meets certain delivery milestones agreed to in the contract. If Nasdaq uses OptiMark's services for the full 12 months of expected development effort and OptiMark meets all of its deliverables, Nasdaq will be required to pay up to $14.9 million.

Nasdaq may be subject to claims arising out of the conduct of its business. Currently, there are certain legal proceedings pending against Nasdaq. Management believes, based upon the opinion of counsel, that any liabilities or settlements arising from these proceedings will not have a material effect on the financial position or results of operations of Nasdaq. Management is not aware of any unasserted claims or assessments that would have a material adverse effect on the financial position and the results of operations of Nasdaq.




                       THE NASDAQ STOCK MARKET, INC.
            Notes to Condensed Consolidated Financial Statements


7. Comprehensive Income

Comprehensive income is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." Comprehensive income combines net income and certain items that directly affect stockholders' equity, such as foreign currency translation adjustments. The components of comprehensive income for the three months ended March 31, 2001 and 2000 were as follows:


(amounts in millions)                                               Three months ended
                                                      March 31, 2001                March 31, 2000
                                                    --------------------       ---------------------
Net income (loss)                                         $ 26.2                       $ (54.7)
Unrealized gains on available-for-sale investments           3.5                          (0.7)
Foreign currency translation adjustment                     (1.1)                            -
                                                    --------------------       ---------------------
Total comprehensive income (loss)                         $ 28.6                       $ (55.4)
                                                    ====================       =====================


8. Capital Stock and Earnings Per Share

In February 2001, Nasdaq granted 9,659,290 stock options and 534,850 shares of restricted Common Stock to certain employees and officers pursuant to its Equity Incentive Plan. Under the plan, Nasdaq is entitled to grant stock options with an exercise price equal to the fair market value of the stock at the date of the grant. Nasdaq is authorized to issue up to 20.0 million shares under the plan. Nasdaq accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and accordingly, recognizes no compensation expense related to such grants. The options vest over a period of three years and are exercisable over a ten-year period.

Restricted stock awards are awarded in the name of the employee or officer at fair value at the date of the grant. The awards contain restrictions on sales and transfers, and are subject to a five-year vesting period. The 534,850 shares of restricted stock were awarded at a fair value of $13.00 per share, and are being expensed over the vesting period.




                       THE NASDAQ STOCK MARKET, INC.
            Notes to Condensed Consolidated Financial Statements

8. Capital Stock and Earnings Per Share (continued)


The following table sets forth the computation of basic and diluted earnings per share:

                                                                                        Three months ended
                                                                                  -----------------------------
                                                                                   March 31,          March 31,
                                                                                  -----------        ----------
(amounts in thousands, except share and per share data)                             2001                2000
                                                                                  -----------        ----------
Numerator:

   Net income before cumulative effect of change in accounting principle       $        26,193 $        46,350
   Numerator for basic and diluted earnings per share before cumulative
     effect of change in accounting principle                                           26,193          46,350
   Cumulative effect of change in accounting principle, net of taxes                         -        (101,090)
   Numerator for basic and diluted earnings per share for accounting change                  -        (101,090)
   Net income (loss)                                                                    26,193         (54,740)
   Numerator for basic and diluted earnings per share after cumulative effect
     of change in accounting principle                                                  26,193         (54,740)

Denominator:
   Weighted average shares                                                         127,742,659     100,000,000
   Denominator for basic earnings per share                                        127,742,659     100,000,000
   Effect of dilutive securities:
      Employee restricted stock                                                         32,757               -
   Denominator for diluted earnings per share                                      127,775,416     100,000,000

Basic  earnings per share  before  cumulative  effect of change in  accounting
   principle                                                                   $          0.21 $          0.46

Diluted  earnings per share before  cumulative  effect of change in accounting
   principle                                                                   $          0.21 $          0.46
                                                                               =============== ===============

Basic earnings (loss) per share for accounting adjustment                                    - $         (1.01)
                                                                               =============== ===============
Diluted earnings (loss) per share for accounting adjustment                                  - $         (1.01)
                                                                               =============== ===============
Basic earnings (loss) per share                                                $          0.21 $         (0.55)
                                                                               =============== ===============
Diluted earnings (loss) per share                                              $          0.21 $         (0.55)
                                                                               =============== ===============


The option awards granted during the first quarter of 2001 were not included in computing diluted earnings per share as their effect was not dilutive.




                       THE NASDAQ STOCK MARKET, INC.
            Notes to Condensed Consolidated Financial Statements

9. Subsequent Events


Debt issuance

On May 3, 2001, Nasdaq issued and sold $240.0 million in aggregate principal amount of its 4% convertible subordinated debentures due 2006 (the "Subordinated Debentures") to Hellman & Friedman Capital Partners IV, L.P. and certain of its affiliated limited partnerships (collectively, "Hellman & Friedman"). The annual 4% coupon will be payable in arrears in cash and the Subordinated Debentures will be convertible at any time into
12.0 million shares of Common Stock at $20.00 per share, subject to adjustment.

On a fully diluted basis, Hellman & Friedman owns an approximate 9.8% equity interest in Nasdaq. Nasdaq has agreed to use its best efforts to seek stockholder approval of a charter amendment that would provide for voting debt in order to permit holders of Subordinated Debentures to vote on an as-converted basis on all matters on which common stockholders have the right to vote, subject to the current five percent voting limitation in Nasdaq's Restated Certificate of Incorporation. Nasdaq has granted Hellman & Friedman certain registration rights with respect to the shares of Common Stock underlying the Subordinated Debentures. Additionally, Hellman & Friedman is permitted to designate one person reasonably acceptable to Nasdaq for nomination as a director of Nasdaq for so long as Hellman & Friedman owns Subordinated Debentures and/or shares of Common Stock issued upon conversion representing at least 50% of the shares of Common Stock issuable upon conversion of the Subordinated Debentures initially purchased. Effective May 3, 2001, F. Warren Hellman was elected to Nasdaq's Board of Directors pursuant to the foregoing provision.


Treasury stock repurchase

On May 3, 2001, Nasdaq used the net proceeds from the sale of the Subordinated Debentures to purchase 18,461,538 shares of Common Stock from the NASD for $13.00 per share or an aggregate purchase price of approximately $240.0 million.




                       THE NASDAQ STOCK MARKET, INC.
             Management's Discussion and Analysis of Financial
                    Condition and Results of Operations

The following discussion of the financial condition and results of operations of Nasdaq should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.

Change in Accounting Principle

On August 17, 2001, Nasdaq concluded discussions with the SEC with respect to the implementation in its financial statements of SAB 101. SAB 101 became effective for SEC public reporting companies in the fourth quarter of 2000. Nasdaq became an SEC public reporting company on June 29, 2001, the effective date of its Registration Statement on Form 10.

As a result of the discussions with the SEC, Nasdaq changed its method of accounting for revenue recognition for certain components of its issuer services revenues. In accordance and consistent with generally accepted accounting principles, as SAB 101 was adopted effective the fourth quarter of 2000, the change in accounting principle has been applied as of January 1, 2000. In accordance with applicable accounting guidance prior to SAB 101, Nasdaq recognized revenue for issuer initial listing fees and LAS fees in the month the listing occurred or in the period additional shares were issued, respectively. Nasdaq now recognizes revenue related to initial listing fees and LAS fees on a straight line basis over estimated service periods, which are six and four years, respectively.

As a result of this change in accounting principle, first quarter 2000 net income, excluding the cumulative effect of the change in accounting principle on prior year's results, decreased $7.3 million ($0.07 per share) to $46.4 million ($0.46 per share). In addition, Nasdaq recognized a one-time cumulative effect of a change in accounting principle in the first quarter of 2000. This cumulative effect of a change in accounting principle decreased net income in the first quarter 2000 by $101.1 million ($1.01 per share) resulting in a $54.7 million ($0.55 per share) net loss. The adjustment to first quarter 2000 net income for the cumulative change to prior years' results consists of the following:

(amounts in millions)
Deferred initial listing fees                             $  108.5
Deferred LAS fees                                             60.6
                                                          --------
Total deferred fees                                          169.1
Deferred income tax benefit                                  (68.0)
                                                          --------
Cumulative effect of change in accounting principle       $  101.1
                                                          ========

For the three months ended March 31, 2001 and 2000, Nasdaq recognized $12.3 million and $15.0 million in revenue, respectively, that was included in the cumulative effect adjustment as of January 1, 2000. This revenue contributed $7.4 million (after income taxes of $4.9 million) and $9.0 million (after income taxes of $6.0 million) to net income for the three months ended March 31, 2001 and 2000, respectively.




                 THE NASDAQ STOCK MARKET, INC.
       Management's Discussion and Analysis of Financial
              Condition and Results of Operations


Change in Accounting Principle (continued)

The following table compares net income under the previous accounting method to net income under the new accounting method:


                                                                   Three months ended     Three months ended
(amounts in millions)                                                March 31, 2001         March 31, 2000
                                                                 ----------------------- ----------------------

Net income, before implementation of SAB 101                              $ 20.9                $ 53.7
Increase due to recognition of prior period fees, included in
 the cumulative effect adjustment as of January 1, 2000, net of taxes        7.4                   9.0
Increase due to recognition of prior period fees, subsequent
 to the cumulative effect adjustment, net of taxes                           3.1                     -
Decrease due to deferral of current period fees, net of taxes               (5.2)                (16.3)
Cumulative effect of change in accounting principle, net of taxes              -                (101.1)
                                                                 ----------------------- ----------------------
Net income (loss)                                                         $ 26.2               $ (54.7)
                                                                 ======================= ======================


Business Environment

Despite market fluctuations, Nasdaq experienced record average daily share volume in the first quarter of 2001 of 2.1 billion shares per day compared to
1.8 billion shares per day in the first quarter of 2000, a 16.7% increase. However, a general downward trend in the market and an uncertain and slowing economy led to a slowing in the number of initial public offerings ("IPOs"), higher delistings, and fewer listed companies issuing additional shares. During the remainder of 2001, all revenue sources may face challenging environments. Daily share volume growth is expected to flatten, while the number of IPOs is expected to remain down from a year ago. In addition, pressure to restructure and reduce transaction and market information service fees is anticipated to continue. The combination of these factors could result in flat or declining revenues for the year.


Results of Operations
For the Three Months Ended March 31, 2001 and 2000
--------------------------------------------------

Nasdaq reported net income of $26.2 million for the quarter ended March 31, 2001, compared to a loss of $54.7 million (including the cumulative effect of the change in accounting) for the quarter ended March 31, 2000. Compared to pro forma net income for the first quarter of 2000 of $46.4 million, net income decreased by $20.2 million, or 43.5%.


Revenues

Nasdaq's revenues increased from $207.0 million for the quarter ended March 31, 2000 to $222.8 million for the quarter ended March 31, 2001, a 7.6% increase.


Transaction Services

For the quarter ended March 31, 2001, transaction services revenues of $110.8 million increased $3.0 million from $107.8 million for the quarter ended March 31, 2000, an increase of 2.8%. Transaction services consist of SelectNet, Small Order Execution System ("SOES(sm)"), Automated Confirmation Transaction Service ("ACT(sm)"), the Nasdaq Workstation II, and other related execution services.

                       THE NASDAQ STOCK MARKET, INC.
             Management's Discussion and Analysis of Financial
                    Condition and Results of Operations

Revenues (continued)

SelectNet, the high-volume automated execution service, provided revenues of $32.4 million, an increase of $3.5 million or 12.1% for the quarter ended March 31, 2001 from $28.9 million for the quarter ended March 31, 2000, due to an increase in trade volume. SelectNet fees are charged on a per transaction basis.


SOES, a system providing for the automatic execution of small orders, provided revenues of $9.7 million, an increase of $1.8 million or 22.8% for the quarter ended March 31, 2001 from $7.9 million for the quarter ended March 31, 2000, due to an increase in volume of SOES executions. SOES fees are charged on a per transaction basis.

ACT, an automated service that provides the post-execution steps of reporting price, volume comparison and clearing of pre-negotiated trades as well as risk management services, provided revenues of $25.1 million, a decrease of $8.3 million or 24.9% for the quarter ended March 31, 2001 from $33.4 million for the quarter ended March 31, 2000, due to various pricing changes enacted subsequent to March 31, 2000. These changes include a cap on risk management fees, price reductions on certain existing services, and a rule change that eliminated charges for certain transactions.

The Nasdaq Workstation II is the trader's direct connection to Nasdaq's quote and trade execution facilities, providing quotation services, automated trade executions, real-time reporting, trade negotiations and clearing. This trading device, along with application programming interfaces, provided revenues of $36.3 million, an increase of $8.6 million or 31.1% for the quarter ended March 31, 2001 from $27.7 million for the quarter ended March 31, 2000. This increase is due to a larger customer base as well as higher fees associated with expanded network capacity. Nasdaq Workstation II fees are charged monthly based upon the number of authorized logon identifications.

Market Information Services

For the quarter ended March 31, 2001, market information services revenues of $63.2 million increased $1.6 million from $61.6 million for the quarter ended March 31, 2000, or 2.6%. Market information services consist of Nasdaq's Level 1 service, Nasdaq Quotation Dissemination Service, Nasdaq InterMarket tape revenues and other related services.

Nasdaq's Level 1 service provides subscribers with the current inside quote and most recent price at which the last sale or purchase was transacted for a specific security. Fees for professional users are based on monthly subscriptions to terminals or access lines. Non-professional users have the option to access this information through either a flat monthly rate or a per query usage charge. Level 1 revenues increased by approximately $1.4 million or 3.7% to $38.8 million for the quarter ended March 31, 2001 from $37.4 million for the quarter ended March 31, 2000. This increase was driven by increased demand for the professional service offset by a decrease in demand for the non-professional per query service.

Nasdaq Quotation Dissemination Service provides subscribers with the quotes of each individual market maker and electronic communication networks, in addition to the inside quotes and last transaction prices. Nasdaq Quotation Dissemination Service revenues decreased by approximately $2.2 million or 12.4% to $15.6 million for the quarter ended March 31, 2001 from $17.8 million for the quarter ended March 31, 2000. This reduction reflects the introduction of the non-professional service fee. Although the number of subscribers increased in total, those eligible for the new reduced non-professional fee led to a decrease in total revenues.




                       THE NASDAQ STOCK MARKET, INC.
             Management's Discussion and Analysis of Financial
                    Condition and Results of Operations

Market Information Services (continued)

Nasdaq InterMarket tape revenues are derived from data revenue generated by the Consolidated Quotation Plan and Consolidated Tape Association Plan (collectively, the "CQ/CTA Plans"). The information collected under the CQ/CTA Plans is sold to data vendors, who in turn sell it to the public. Nasdaq's InterMarket revenue is directly related to the percentage of trades in exchange listed securities that are executed in a Nasdaq facility and reported through the CQ/CTA Plans. Nasdaq InterMarket tape revenues increased by approximately $2.3 million or 38.3% to $8.3 million for the quarter ended March 31, 2001, from $6.0 million for the quarter ended March 31, 2000.


Issuer Services

Issuer services revenues increased to $38.3 million for the quarter ended March 31, 2001 from $34.3 million for the quarter ended March 31, 2000, an increase of $4.0 million or 11.7%.

Issuer revenues are derived from fees for initial listings, LAS, and annual fees for companies listed on Nasdaq. Fees are generally calculated based upon total shares outstanding for the issuing firm. These fees are initially deferred and amortized over the estimated periods for which the services are provided. Revenues from initial listings and listings of additional shares are amortized over six and four years, respectively, and annual fees are amortized on a pro-rata basis over the calendar year.

Initial listing revenues increased $1.1 million or 13.9% from $7.9 million in the quarter ended March 31, 2000 to $9.0 million in the quarter ended March 31, 2001. LAS revenue increased $1.0 million or 12.8% from $7.8 million in the quarter ended March 31, 2000 to $8.8 million in the quarter ended March 31, 2001.

Excluding the cumulative effect of prior period revenue from the change in accounting principle described in Note 3, revenues from the initial listings and LAS decreased. Actual initial listing and LAS fees charged during the quarter ended March 31, 2001 decreased due to significantly reduced IPO activity and capital raising activity by current issuers. The amortization of deferred initial and LAS fees exceeded new fees charged during the quarter ended March 31, 2001 by $9.7 million due to the significant decrease in initial listings on Nasdaq from 165 companies in the quarter ended March 31, 2000 to 31 companies in the quarter ended March 31, 2001.

Annual revenues increased by $1.9 million or 10.2% from $18.6 million for the quarter ended March 31, 2000 to $20.5 million for the quarter ended March 31, 2001.


Other Revenues

Other revenues for the quarter ended March 31, 2001 totalled $10.5 million, up significantly from $3.3 million in the first quarter of 2000, an increase of 218.2%. This growth is primarily attributable to increased revenues related to the Nasdaq 100 Trust and the incorporation of Nasdaq Tools.


Direct Expenses

Direct expenses increased 46.4% to $154.3 million for the first quarter of 2001 from $105.4 million for the first quarter of 2000.




                       THE NASDAQ STOCK MARKET, INC.
             Management's Discussion and Analysis of Financial
                    Condition and Results of Operations

Direct Expenses (continued)

Compensation and benefits expense increased $10.5 million or 36.7% to $39.1 million for the quarter ended March 31, 2001 from $28.6 for the quarter ended March 31, 2000. The increase is due to a number of factors, including the transfer of positions from the NASD associated with the restructuring, new positions required to support strategic initiatives, and new positions required to support expanded market operations.

Marketing and advertising expense decreased $10.6 million to $6.7 million for the first quarter of 2001 from $17.3 million for the first quarter of 2000, a decrease of 61.3%, due to the elimination of the spring advertising campaign.

Depreciation and amortization expense increased $7.9 million or 61.2% to $20.8 million for the quarter ended March 31, 2001 from $12.9 million for the quarter ended March 31, 2000 due to a higher overall asset base to support capacity growth for increase in daily volume and hardware to begin development of SuperMontage.

Professional and contract services expense increased to $16.8 million for the first quarter of 2001 from $10.3 million for the first quarter of 2000, an increase of $6.5 million or 63.1%, in support of SuperMontage and Primex development, future technology design planning, and potential acquisitions. SuperMontage is an improved user interface designed to refine how market participants can access, process, display, and integrate orders and quotes in Nasdaq. Primex is a new electronic trading platform.

Computer operations and data communications expense increased to $41.5 million for the first quarter of 2001 from $27.2 million for the first quarter of 2000, an increase of $14.3 million or 52.6%. The computer operations component of the costs increased $4.3 million from the first quarter of 2000 to the first quarter of 2001 due to increases in maintenance to support a larger asset, base which is required to support higher transaction levels. Data communications costs increased $10.0 million due to increased charges for upgraded bandwidth and processing speed that is commensurate with the increase in Nasdaq Workstation II revenues as discussed above.

Bad debt expense increased to $10.1 million for the first quarter of 2001 from $1.1 million for the first quarter of 2000 reflecting an increase in bad debt reserves commensurate with growth in Nasdaq's account receivables and a reserve relating to the bankruptcy filing by Bridge Information Systems, Inc.

Occupancy costs increased $3.0 million to $6.1 million for the first quarter of 2001 from $3.1 million for the first quarter of 2000 primarily due to an increase in occupancy costs related to Nasdaq's new corporate offices located at One Liberty Plaza, New York, NY and the addition of office space in Trumbull, CT.

The remaining direct expenses increased $8.1 million to $13.2 million for the quarter ended March 31, 2001 from $5.1 million for the quarter ended March 31, 2000, due primarily to foreign losses and also to increased education, training, travel and supply expenses from the expanded Nasdaq workforce.




                       THE NASDAQ STOCK MARKET, INC.
             Management's Discussion and Analysis of Financial
                    Condition and Results of Operations

Support Costs

Support costs from related parties increased by $0.6 million to $26.4 million for the quarter ended March 31, 2001 from $25.8 million for the quarter ended March 31, 2000. Surveillance and other regulatory charges from NASD Regulation, Inc. increased by $1.0 million or 5.6% to $18.9 million for the quarter ended March 31, 2001 from $17.9 million for the quarter ended March 31, 2000. Support costs from the NASD decreased $1.3 million or 12.3% to $9.3 million for the quarter ended March 31, 2001 from $10.6 million for the quarter ended March 31, 2000. In addition, the reduction in the amount of Nasdaq costs charged to the American Stock Exchange, LLC of $0.9 million to $1.8 million for the quarter ended March 31, 2001 from $2.7 million for the quarter ended March 31, 2000 contributed to the increase in support costs. Amounts charged to related parties are netted against charges from related parties in the "Support cost from related parties, net" line item on the Condensed Consolidated Statements of Operations.

Income Taxes

Nasdaq's income tax provision was $21.8 million for the first quarter of 2001 versus $31.2 million for the first quarter of 2000. The effective tax rate was 45.4% for the first quarter of 2001 compared to 40.2% for the first quarter of 2000. The increase in Nasdaq's effective tax rate was primarily due to its foreign losses for which no tax benefit is taken.


Liquidity and Capital Resources

March 31, 2001 compared to December 31, 2000

Cash and cash equivalents and available-for-sale securities totaled $542.6 million at March 31, 2001, an increase of $48.3 million from $494.3 million at December 31, 2000. Working capital increased $58.1 million to $490.9 million as of March 31, 2001, from $432.8 million as of December 31, 2000.


Cash and cash equivalents decreased $17.1 million from December 31, 2000 to $245.1 million as of March 31, 2001, primarily due to cash used in investing activities of $93.0 million, partially offset by cash provided by operating activities of $36.3 million and cash provided by financing activities of $39.6 million.

For the quarter ended March 31, 2001, operating activities provided net cash inflows of $36.3 million, primarily due to cash received from customers of $230.6 million less cash paid to suppliers, employees, and related parties of $180.1 million and income taxes paid of $14.1 million.


Net cash used in investing activities was $93.0 million for the quarter ended March 31, 2001, due in part to capital expenditures related to SuperMontage, Primex, global initiatives and general capacity increases. The remaining cash used in investing activities is attributable to purchases of investments with the proceeds of the private placement offering and receipts from the sales and maturities of investments.

Cash provided by financing activities was approximately $39.6 million for the quarter ended March 31, 2001, primarily due to the net proceeds received from the second phase of Nasdaq's private placement offering that equaled approximately $63.7 million. Offsetting these proceeds was the repayment of approximately $20.0 million to the venture partners who participated in Nasdaq Europe Planning Company Limited. Nasdaq will use the proceeds to invest in new technology, implement and form strategic alliances, implement competitive pricing of its services, and build its brand through marketing programs.




                       THE NASDAQ STOCK MARKET, INC.
             Management's Discussion and Analysis of Financial
                    Condition and Results of Operations

March 31, 2001 compared to December 31, 2000 (continued)

Additionally, in connection with the sale of its Subordinated Debentures to Hellman & Friedman on May 3, 2001, Nasdaq yielded net proceeds of approximately $240.0 million. Nasdaq used the proceeds to purchase 18,461,538 shares of common stock from the NASD for $13.00 per share for an aggregate purchase price of approximately $240.0 million.


Nasdaq believes that the liquidity provided by existing cash and cash equivalents, investments, and cash generated from operations will provide sufficient capital to meet both short and long term operating requirements.

Quantitative and Qualitative Disclosure of Market Risk

Nasdaq is exposed to potential loss from financial market risks that may occur as a result of changes in interest rates. Its exposure to these risks has not materially changed since December 31, 2000.


For a further discussion, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and
Qualitative Disclosure About Market Risk" included in Nasdaq's Form 10 for the year ended December 31, 2000, as amended.




                       THE NASDAQ STOCK MARKET, INC.

                        PART II - OTHER INFORMATION


ITEM 2            Changes in Securities and Use of Proceeds
                  -----------------------------------------


(c) On January 18, 2001, Nasdaq sold an aggregate of 5,028,797 shares of Common Stock at $13.00 per share yielding aggregate gross proceeds of $65,374,361 to investors consisting of NASD members, issuers with securities listed on Nasdaq and institutional investment firms. No underwriter was used in the private placement. The number of shares of Common Stock offered to each category of investor was based upon a variety of factors, including the offeree's contributions to Nasdaq's growth. The shares of Common Stock sold by Nasdaq were issued to "accredited investors" in private transactions exempt under Regulation D of the Securities Act of 1933, as amended.




                       THE NASDAQ STOCK MARKET, INC.

                        PART II - OTHER INFORMATION


ITEM 6            Exhibits and Reports on Form 8-K
                  --------------------------------


(a)      Exhibits:

         The following exhibit is filed as part of this Quarterly Report.

         11.01 Computation of Per Share Earnings (omitted in accordance with section (b)(11) of Item 601 of Regulation S-K. The calculation of per share earnings is set forth in Part I,
                  Item 1, in Note 8 to the Condensed Consolidated Financial Statements (Capital Stock and Earnings Per Share).

 (b)     Reports on Form 8-K:

         Nasdaq did not file any reports on Form 8-K during the three months ended March 31, 2001.




Signatures
----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        THE NASDAQ STOCK MARKET, INC.

                                                 (Registrant)




Date:    August 20, 2001                By:    /s/ David P. Warren
                                            --------------------------
                                            Name:   David P. Warren
                                            Title:  Executive Vice President
                                                    and Acting Chief Financial
                                                    Officer



Date:    August 20, 2001                By:    /s/ Edward S. Knight
                                            ---------------------------
                                            Name:   Edward S. Knight
                                            Title:  Executive Vice President
                                                    and General Counsel