Form 10-Q
period 2001-06-30
NASDAQ STOCK MARKET INC
filed 2001-08-20
CIK 1120193

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                 FORM 10-Q



         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
             Exchange Act of 1934

                For the quarterly period ended June 30, 2001

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




                       THE NASDAQ STOCK MARKET, INC.
                                 FORM 10-Q
                    For the Quarter Ended June 30, 2001
                                   INDEX


Part I.   FINANCIAL INFORMATION                                           Page
          ---------------------                                          Number
                                                                         ------
          Item 1.  Financial Statements - (unaudited)


                    Condensed Consolidated Statement of Operations -
                    Three and Six Months Ended
                    June 30, 2001 and 2000.................................  3


                    Condensed Consolidated Statement of Financial
                    Condition - June 30, 2001 and December 31, 2000........  5


                    Condensed Consolidated Statement of Cash Flows -
                    Six Months Ended
                    June 30, 2001 and 2000.................................  7


                    Notes to Condensed Consolidated Financial Statements...  9


         Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations.......... 16

         Item 3.    Quantitative and Qualitative Disclosure of
                    Market Risk............................................ 25


Part II.  OTHER INFORMATION
          -----------------

          Item 2.  Changes in Securities and Use of Proceeds .............. 26
          Item 4.  Submission of Matters to a Vote of Security Holders .... 27
          Item 6.  Exhibits and Reports on Form 8-K ....................... 28

Signatures................................................................. 29

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




                       THE NASDAQ STOCK MARKET, INC.

                       PART I - FINANCIAL INFORMATION

ITEM I            Financial Statements
                  --------------------

                         THE NASDAQ STOCK MARKET, INC.
                Condensed Consolidated Statement of Operations
                                  (Unaudited)
                     (In thousands, except share amounts)


                                                                                   Three months ended
                                                                          -------------------------------------
                                                                              June 30,            June 30,
                                                                                2001                2000
                                                                          -----------------  ------------------
Revenues:
   Transaction services                                                      $    110,398       $     92,151
   Market information services                                                     55,514             73,023
   Issuer services                                                                 38,781             36,706
   Other                                                                           16,613              9,624
                                                                          -----------------  ------------------
Total revenues                                                                    221,306            211,504
                                                                          -----------------  ------------------
Expenses:
   Compensation and benefits                                                       46,713             33,528
   Marketing and advertising                                                        4,947              5,615
   Depreciation and amortization                                                   21,887             15,687
   Professional and contract services                                              14,777             10,948
   Computer operations and data communications                                     46,476             34,687
   Bad debt expense                                                                 2,947              1,057
   Occupancy                                                                        7,331              4,918
   Other                                                                           18,198              6,311
                                                                          -----------------  ------------------
   Total direct expenses                                                          163,276            112,751
                                                                          -----------------  ------------------
   Support costs from related parties, net                                         25,297             27,002
                                                                          -----------------  ------------------
Total expenses                                                                    188,573            139,753
                                                                          -----------------  ------------------

Net operating income                                                               32,733             71,751
Interest income                                                                     3,807              3,205
Interest expense                                                                   (1,970)              (476)
Minority interest                                                                   1,765                  -
Provision for income taxes                                                        (16,753)           (29,181)
                                                                          -----------------  ------------------
Net income                                                                   $     19,582       $     45,299
                                                                          ==================  =================
Basic earnings per common share                                              $          0.17    $          0.45
                                                                          ==================  =================
Diluted earnings per common share                                            $          0.16    $          0.45
                                                                          ==================  =================

See accompanying notes.





                                                   THE NASDAQ STOCK MARKET, INC.
                                         Condensed Consolidated Statement of Operations
                                                         (Unaudited)
                                              (In thousands, except share amounts)

                                                                                       Six months ended
                                                                             -------------------------------------
                                                                                 June 30,            June 30,
                                                                                   2001                2000
                                                                             -----------------   -----------------
Revenues:
   Transaction services                                                         $    221,192        $    199,948
   Market information services                                                       118,670             134,641
   Issuer services                                                                    77,085              71,029
   Other                                                                              27,126              12,901
                                                                             -----------------   -----------------
Total revenues                                                                       444,073             418,519
                                                                             -----------------   -----------------
Expenses:
   Compensation and benefits                                                          85,809              62,122
   Marketing and advertising                                                          11,649              22,873
   Depreciation and amortization                                                      42,664              28,538
   Professional and contract services                                                 31,566              21,198
   Computer operations and data communications                                        87,948              61,839
   Bad debt expense                                                                   13,003              2,150
   Occupancy                                                                          13,462               8,002
   Other                                                                              31,437              11,458
                                                                             -----------------   -----------------
   Total direct expenses                                                             317,538             218,180
                                                                             -----------------   -----------------
   Support costs from related parties, net                                            51,708              52,797
                                                                             -----------------   -----------------
Total expenses                                                                       369,246             270,977
                                                                             -----------------   -----------------
Net operating income                                                                  74,827             147,542
Interest income                                                                        9,977               5,405
Interest expense                                                                      (2,450)               (959)
Minority interest                                                                      1,982                   -
Provision for income taxes                                                           (38,561)            (60,339)
                                                                             -----------------   -----------------
Net income before cumulative effect of change in accounting principle                 45,775              91,649
                                                                             -----------------   -----------------
Cumulative effect of change in accounting principle, net of taxes of $67,956               -            (101,090)
                                                                             -----------------   -----------------
Net income (loss)                                                               $     45,775       $      (9,441)
                                                                             =================   =================
Basic and diluted earnings per share before cumulative effect of change in
   accounting principle                                                         $       0.37       $        0.91
                                                                             =================   =================

Basic  and  diluted  earnings  (loss)  per share  for  change in  accounting    $          -       $       (1.01)
   principle                                                                 =================   =================
Basic and diluted earnings (loss) per share                                     $       0.37       $       (0.09)
                                                                             =================   =================

See accompanying notes.




                                                   THE NASDAQ STOCK MARKET, INC.
                                       Condensed Consolidated Statement of Financial Condition
                                                           (Unaudited)
                                             (In thousands, except share amounts)


                                                                               June 30,          December 31,
                                                                                 2001                2000
                                                                           ------------------  ------------------
Assets
Current assets:
    Cash and cash equivalents                                                 $     344,848       $     262,257
    Investments:
       Available-for-sale, at fair value                                            255,187             232,090
       Held-to-maturity, at amortized cost                                            9,680              21,967

    Receivables, net                                                                203,041             172,660
    Receivables from related parties                                                 20,390               8,250
    Deferred tax asset                                                               37,791              32,367
    Other current assets                                                             15,782              14,869
                                                                           ------------------  ------------------
 Total current assets                                                               886,719             744,460
                                                                           ------------------  ------------------
 Investments:
    Held-to-maturity, at amortized cost                                              19,125               6,612
Property and equipment:
    Land, buildings and improvements                                                 87,828              80,727
    Data processing equipment and software                                          413,183             370,066
    Furniture, equipment and leasehold improvements                                 166,106             134,638
                                                                           ------------------  ------------------
                                                                                    667,117             585,431
    Less accumulated depreciation and amortization                                 (294,913)           (252,380)
                                                                           ------------------  ------------------
Total property and equipment, net                                                   372,204             333,051


Non-current deferred tax asset                                                       61,105              61,257
Other assets                                                                         27,515              25,753
                                                                           ------------------  ------------------
Total assets                                                                  $   1,366,668       $   1,171,133
                                                                           ==================  ==================





See accompanying notes.




                                                    THE NASDAQ STOCK MARKET, INC.
                                 Condensed Consolidated Statement of Financial Condition - (continued)
                                                             (Unaudited)
                                                  (In thousands, except share amounts)

                                                                               June 30,          December 31,
                                                                                 2001                2000
                                                                           ------------------  ------------------
Liabilities
Current liabilities:
   Accounts payable and accrued expenses                                   $      124,851      $      117,867
   Accrued personnel costs                                                         31,679              37,273
   Deferred revenue                                                               107,404              66,178
   Other accrued liabilities                                                       53,178              35,374
   Due to banks                                                                     5,107              13,876
   Payables to related parties                                                     27,689              19,158
                                                                           ------------------  ------------------
Total current liabilities                                                         349,908             289,726

Long-term debt:
   Senior notes                                                                    43,431              25,000
   Subordinated indebtedness                                                      240,000                   -
Accrued pension costs                                                              14,597              10,390
Non-current deferred tax liability                                                 40,407              32,116
Non-current deferred revenue                                                      128,481             138,166
Other liabilities                                                                  34,173              15,033
                                                                           ------------------  ------------------
Total long-term liabilities                                                       501,089             220,705

Total liabilities                                                                 850,997             510,431

Minority interests                                                                  1,992              15,543

Stockholders' Equity
Common stock, $.01 par value, 300,000,000 authorized, Shares issued:
   128,692,543 in 2001 and 123,663,746 in 2000; Shares outstanding:
   110,231,005 in 2001 and 123,663,746 in 2000                                      1,287               1,237
Additional paid-in capital                                                        337,039             273,387
Common stock in treasury, at cost: 18,461,538 shares in 2001 and 0 shares
   in 2000                                                                       (240,000)                  -
Unrealized gains on available-for-sale investments, net of tax                      1,009                 321
Foreign currency translation                                                       (5,134)             (2,213)
Deferred stock compensation                                                        (5,619)                  -
Common stock issuable                                                               6,895                   -
Retained earnings                                                                 418,202             372,427
                                                                           ------------------  ------------------
Total stockholders' equity                                                        513,679             645,159
                                                                           ------------------  ------------------
Total liabilities, minority interest and stockholders' equity              $    1,366,668      $    1,171,133
                                                                           ==================  ==================

See accompanying notes.




                                                   THE NASDAQ STOCK MARKET, INC.
                                           Condensed Consolidated Statement of Cash Flows
                                                           (Unaudited)
                                                (In thousands, except share amounts)

                                                                                    Six months ended
                                                                          -------------------------------------
                                                                              June 30,            June 30,
                                                                                2001                2000
                                                                          -----------------  ------------------
Cash flow from operating activities
Cash received from customers                                                 $    441,027       $    426,105
Cash paid to suppliers and employees                                             (257,159)          (214,998)
Cash paid to related parties, net                                                 (50,009)           (59,569)
Income taxes paid                                                                 (22,259)           (20,799)
Interest received, net                                                              7,500              4,464
Other                                                                              (6,897)               259
                                                                          -----------------  ------------------
Cash provided by operating activities                                             112,203            135,462
                                                                          -----------------  ------------------
Cash flow from investing activities

Proceeds from redemptions of available-for-sale investments                       160,979             39,162
Purchases of available-for-sale investments                                      (186,864)           (52,411)
Proceeds from maturities of held-to-maturity investments                                -              3,000
Purchases of held-to-maturity investments                                            (226)            (3,203)
Acquisition, net of cash acquired                                                     558            (16,979)
Proceeds from sale of stock in Nasdaq Europe                                        9,564                  -
Proceeds from sales of property and equipment                                      21,868              3,755
Purchases of property and equipment                                               (76,884)           (45,428)
                                                                          -----------------  ------------------
Cash used in investing activities                                                 (71,005)           (72,104)
                                                                          -----------------  ------------------
Cash flow from financing activities

Decrease in due to banks                                                           (8,769)            (2,505)
Proceeds from Phase I private placement offering                                        -            254,142
Contributions from minority shareholders                                                -             30,000
Net proceeds from Phase II private placement                                       63,688                  -
Repayment of minority interests in Nasdaq Europe Planning Company Limited         (20,000)                 -
Payments for treasury stock purchases                                            (240,000)                 -
Increase in long-term debt                                                        246,474                  -
                                                                          -----------------  ------------------
Cash provided by financing activities                                              41,393            281,637
                                                                          -----------------  ------------------

Increase in cash and cash equivalents                                              82,591            344,995
Cash and cash equivalents at beginning of period                                  262,257             10,598
                                                                          -----------------  ------------------
Cash and cash equivalents at end of period                                   $    344,848       $    355,593
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





                                                    THE NASDAQ STOCK MARKET, INC.
                                  Condensed Consolidated Statement of Cash Flows - (continued)
                                                             (Unaudited)
                                              (In thousands, except share amounts)

                                                                                    Six months ended
                                                                          -------------------------------------
                                                                              June 30,            June 30,
                                                                                2001                2000
                                                                          -----------------  ------------------
Reconciliation of net income (loss) to cash provided by operating activities

Net income (loss)                                                                  45,775             (9,441)
Non-cash items included in net income (loss):
       Cumulative effect of change in accounting principle, net                                      101,090
       Depreciation and amortization                                               42,664             28,538
       Stock-based compensation                                                     1,276                  -
       Minority interests                                                           1,765                  -
       Other non-cash adjustments included in net income                           (1,258)                 -
Net change in:
       Receivables, net                                                           (29,521)           (63,307)
       Receivables from related parties                                           (12,140)           (14,527)
       Deferred tax asset                                                          (5,890)           (10,964)
       Other current assets                                                           454              3,778
       Other assets                                                                (1,739)            (1,228)
       Accounts payable and accrued expenses                                       (7,187)           (21,366)
       Accrued personnel costs                                                     (6,021)            (9,934)
       Deferred revenue                                                            31,347             71,012
       Other accrued liabilities                                                   17,663             54,616
       Payables to related parties                                                  8,531              7,755
       Accrued pension costs                                                        4,207              1,731
       Deferred tax liability                                                       5,856                  -
       Other liabilities                                                           16,421             (2,291)
                                                                          -----------------  ------------------
Cash provided by operating activities                                        $    112,203       $    135,462
                                                                          -----------------  ------------------





See accompanying notes.




                       THE NASDAQ STOCK MARKET, INC.
            Notes to Condensed Consolidated Financial Statements


1. Basis of Presentation


The Nasdaq Stock Market, Inc. ("Nasdaq") is the parent company of Nasdaq Global Holdings ("Nasdaq Global"); Quadsan Enterprises, Inc. ; Nasdaq Tools, Inc. ("Nasdaq Tools"); Nasdaq Investment Product Services, Inc.; and Nasdaq International Market Initiatives, Inc.; collectively referred to as Nasdaq. These entities are wholly owned by Nasdaq. Nasdaq is a subsidiary of the National Association of Securities Dealers, Inc. (the "NASD").

Nasdaq operates in one segment as defined in the Statement of Financial Accounting Standards ("SFAS") No. 131 "Disclosures About Segments of an Enterprise and Related Information." Nasdaq uses a multiple market maker system to operate an electronic, screen-based equity market. Nasdaq's principal business products are issuer, transaction, and market information services. The majority of this business is transacted with listed companies, market data vendors, and firms in the broker-dealer industry within the United States.

All material intercompany accounts and transactions have been eliminated in consolidation. Nasdaq's financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") with respect to the Form 10-Q and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Pursuant to such rules and regulations, certain footnote disclosures, which are normally required under generally accepted accounting principles, have been omitted. It is recommended that these financial statements be read in conjunction with the Condensed Consolidated Financial Statements included in Nasdaq's Registration Statement filed on Form 10, as amended, for the twelve months ended December 31, 2000. Nasdaq plans to file promptly an amendment to its Registration Statement on Form 10 to give effect to the matters described in Note 3 below.


The nature of Nasdaq's business is such that the results of any interim period may vary significantly from quarter to quarter and may not be indicative of the results to be expected for the fiscal year. Certain prior period amounts reflect reclassifications to conform to the current period's presentation.

2. Significant Transactions

Nasdaq Europe S.A./N.V.

In June 2001, Nasdaq Europe S.A./N.V. ("Nasdaq Europe"), a pan-European stock market headquartered in Brussels, sold approximately an 11.0% stake to a group of eight major U.S. and European securities firms. The sale yielded net proceeds of approximately $9.6 million and reduced Nasdaq's ownership in Nasdaq Europe to 60.5% (52.7% after potential dilution of outstanding warrants). As a result of this transaction, Nasdaq adjusted the carrying value of its investment in Nasdaq Europe, through stockholder's equity, to reflect its adjusted share of the book value of Nasdaq Europe.

3. Change in Accounting Principle

On August 17, 2001, Nasdaq concluded discussions with the SEC with respect to the implementation in its financial statements of Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which became effective for SEC reporting companies in the fourth quarter of 2000. Nasdaq became a SEC public reporting company on June 29, 2001, the effective date of its Registration Statement on Form 10. As a result of the discussions with the SEC, Nasdaq changed its method of accounting for revenue recognition for certain components of its issuer services revenues. In accordance and consistent with generally accepted accounting principles, as SAB 101 was adopted effective the fourth quarter of 2000, the change in accounting principle has been applied as of January 1, 2000.


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

As a result of this change in accounting principle, pro forma net income for the six months ended June 30, 2000, excluding the cumulative effect of the change in accounting principle on prior years' results, decreased $16.4 million ($0.16 per share) to $91.6 million ($0.91 per share). In addition, Nasdaq recognized a one-time cumulative effect of a change in accounting principle in the first quarter of 2000. This cumulative effect of a change in accounting principle decreased net income in the first six months of 2000 by $101.1 million ($1.01 per share), resulting in a $9.4 million loss ($0.09 per share). The adjustment to first quarter 2000 net income for the cumulative change to prior years' results consists of the following:

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
                                                                   ========

For the three months ended June 30, 2001 and 2000, Nasdaq recognized $11.7 million and $14.3 million in revenue, respectively, that was included in the cumulative effect adjustment as of January 1, 2000. This revenue contributed $7.0 million (after income taxes of $4.7 million) and $8.6 million (after income taxes of $5.7 million) to net income for the three months ended June 30, 2001 and 2000, respectively. For the six months ended June 30, 2001 and 2000, Nasdaq recognized $24.0 million and $29.3 million in revenue, respectively, that was included in the cumulative effect adjustment as of January 1, 2000. This revenue contributed $14.4 million (after income taxes of $9.6 million) and $17.5 million (after income taxes of $11.8 million) to net income for the six months ended June 30, 2001 and 2000, respectively.





                                                   THE NASDAQ STOCK MARKET, INC.
                                        Notes to Condensed Consolidated Financial Statements

4. Deferred Revenue

Nasdaq's deferred revenue as of June 30, 2001 related to issuer services fees will be recognized in the following years:

(amounts in thousands)
Fiscal year ended:                    Initial            LAS              Annual             Total
                                      --------------    -------------     ---------------    -------------

2001                                       $17,426          $16,963             $42,203          $76,592
2002                                        30,989           27,516                   -           58,505
2003                                        26,348           20,617                   -           46,965
2004                                        21,622           10,066                   -           31,688
2005 and thereafter                         20,762            1,373                   -           22,135
                                     --------------    -------------     ---------------    -------------
                                          $117,147          $76,535             $42,203         $235,885
                                     ==============    =============     ===============    =============


Nasdaq's deferred revenue for the six months ended June 30, 2001 and 2000 are reflected in the following tables. The additions reflect the issuer services fees charged during the quarter while the amortization reflects the issuer services fee revenues recognized during the period based on the accounting methodology described in Note 3 above.


(amounts in thousands)                   Initial             LAS             Annual            Total
                                      --------------    --------------    --------------    -------------
Balance at January 1, 2001                $ 127,693          $ 76,651            $    -        $ 204,344
Additions                                     7,496            17,592            83,538          108,626
Amortization                                (18,042)          (17,708)          (41,335)         (77,085)
                                      --------------    --------------    --------------    -------------
Balance at June 30, 2001                  $ 117,147          $ 76,535         $  42,203        $ 235,885
                                      ==============    ==============    ==============    =============


(amounts in thousands)                   Initial             LAS             Annual            Total
                                      --------------    --------------    --------------    -------------
Balance at January 1, 2000                $ 108,476          $ 60,570            $   -        $ 169,046
Additions                                    30,823            28,734           79,409          138,966
Amortization                               (16,235)          (16,049)          (38,745)         (71,029)
                                      --------------    --------------    --------------    -------------
Balance at June 30, 2000                  $ 123,064          $ 73,255           $40,664        $ 236,983
                                      ==============    ==============    ==============    =============


5. Long-term debt


During the six months ended June 30, 2001, Nasdaq's consolidated long-term debt increased by $258.4 million to $283.4 million. The increase reflects $18.4 million of senior debt of Nasdaq Europe, acquired by Nasdaq during the first quarter of 2001. Of this total, $2.6 million matures in 2003 with the remaining $15.8 million maturing in 2004. The debt is Euro-denominated with $3.5 million containing contractual fixed interest rates and $14.9 million containing interest rates based on a fixed premium above London Interbank Offered Rates.




                       THE NASDAQ STOCK MARKET, INC.
            Notes to Condensed Consolidated Financial Statements

5. Long-term debt (continued)


The increase also reflects the issuance of $240.0 million of 4% convertible subordinated debentures due 2006 (the "Subordinated Debentures") to Hellman & Friedman Capital Partners IV, L.P. and its affiliates (collectively, "Hellman & Friedman") on May 3, 2001. The annual 4% coupon will be payable in arrears in cash and the Subordinated Debentures will be convertible at any time into an aggregate of 12 million shares of Common Stock at $20.00 per share, subject to adjustment.


On a fully diluted basis, Hellman & Friedman owns an approximate 9.8% equity interest in Nasdaq. Nasdaq has agreed to use its best efforts to seek stockholder approval of a charter amendment that would provide for voting debt in order to permit the holders of Subordinated Debentures to vote on an as-converted basis on all matters on which common stockholders have the right to vote, subject to the current five percent voting limitation in Nasdaq's Restated Certificate of Incorporation. Nasdaq has granted Hellman & Friedman certain registration rights with respect to the shares of Common Stock underlying the Subordinated Debentures. In addition, Hellman & Friedman is permitted to designate one person reasonably acceptable to Nasdaq for nomination as a director of Nasdaq for so long as Hellman & Friedman owns Subordinated Debentures and/or shares of Common Stock issued upon conversion representing at least 50% of the shares of Common Stock issuable upon conversion of the Subordinated Debentures initially purchased. Effective May 3, 2001, F. Warren Hellman was elected to Nasdaq's Board of Directors pursuant to the foregoing provision.

6. Commitments and Contingencies

In October 2000, Nasdaq entered into a contract with OptiMark, Inc. under which OptiMark was engaged to provide software development services in connection with the development of the SuperMontage system. In May 2001, Nasdaq entered into a revised contract with OptiMark, under which the Company will make guaranteed payments of $0.7 million per month through December 31, 2001 related to the design of the system.

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




                       THE NASDAQ STOCK MARKET, INC.
            Notes to Condensed Consolidated Financial Statements

7. Comprehensive Income

Comprehensive income is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." Comprehensive income combines net income and certain items that directly affect stockholders' equity, such as foreign currency translation adjustments. The components of comprehensive income for the three and six months ended June 30, 2001 and 2000 were as follows:


                                                           Three months ended              Six months ended
(amounts in millions)                                           June 30,                       June 30,
                                                       ----------------------------    --------------------------
                                                             2001           2000           2001           2000
                                                       -------------    -----------    -----------    -----------
Net income                                                 $ 19.6         $ 45.3         $ 45.8         $ (9.4)
Unrealized gains on available-for-sale investments           (2.8)           0.4            0.7           (0.4)
Foreign currency translation adjustment                      (1.8)           -             (2.9)             -
                                                       -------------    -----------    -----------    -----------
Total comprehensive income                                 $ 15.0         $ 45.7         $ 43.6         $ (9.8)
                                                       =============    ===========    ===========    ===========



8. Capital Stock and Earnings Per Share

On May 3, 2001, Nasdaq used the net proceeds from the sale of the Subordinated Debentures (see Note 5) to purchase 18,461,538 shares of Common Stock from the NASD for $13.00 per share for an aggregate purchase price of approximately $240.0 million. In connection with the transaction, Nasdaq and the NASD have agreed to enter into an Investor Rights Agreement pursuant to which Nasdaq will grant the NASD certain demand and piggyback registration rights with respect to the shares of Common Stock owned by the NASD.




                                                   THE NASDAQ STOCK MARKET, INC.
                                         Notes to Condensed Consolidated Financial Statements


8. Capital Stock and Earnings Per Share (continued)


The following table sets forth the computation of basic and diluted earnings per share.

                                                                     Three months ended               Six months ended
                                                                  --------------------------        ------------------------
                                                                   June 30,         June 30,        June 30,        June 30,
                                                                  ----------       ---------        ---------       --------
(amounts in thousands, except share and per share data)             2001             2000            2001            2000
                                                                  ----------       ---------        ---------       --------
Numerator:
   Net  income   before   cumulative   effect  of  change  in
     accounting principle                                            $ 19,582        $ 45,299         $ 45,775        $ 91,649
   Numerator for basic  earnings per share before  cumulative
     effect of change in accounting principle                          19,582          45,299           45,775          91,649
   Cumulative effect of change in accounting principle                     -                -               -         (101,090)
   Numerator  for basic  earnings  per  share for  accounting
     change                                                                -                -               -         (101,090)
   Net income (loss)                                                 $ 19,582        $ 45,299         $ 45,775        $ (9,441)
   Numerator for basic earnings per share                            $ 19,582        $ 45,299         $ 45,775        $ (9,441)

   Interest impact of convertible debt, net of tax                        902               -              902               -
   Numerator for diluted earnings per share                          $ 20,484        $ 45,299         $ 46,677        $ (9,441)

Denominator:
   Weighted average shares                                        116,925,848     100,780,123      122,304,373     100,390,062
   Denominator for basic earnings per share                       116,925,848     100,780,123      122,304,373     100,390,062

   Effect of dilutive securities:
     Employee stock options                                                -                -                -               -
     Employee restricted stock                                         39,857               -           26,523               -
     Convertible debt assumed converted into common                 7,648,352               -        3,845,304               -
   Denominator for diluted earnings per share                     124,614,057     100,780,123      126,176,200     100,390,062

Basic earnings per share before  cumulative  effect of change
   in accounting principle                                    $          0.17 $          0.45  $          0.37 $          0.91
                                                              =================================================================
Diluted  earnings  per  share  before  cumulative  effect  of $          0.16 $          0.45  $          0.37 $          0.91
   change in accounting principle                             =================================================================
Basic earnings (loss) per share for accounting change         $          -    $          -     $          -    $         (1.01)
                                                              =================================================================
Diluted earnings (loss) per share for change
 in accounting principle                                      $          -    $          -     $          -    $         (1.01)
                                                              =================================================================
Basic earnings (loss) per share                               $          0.17 $          0.45  $          0.37 $         (0.09)
                                                              =================================================================
Diluted earnings (loss) per share                             $          0.16 $          0.45  $          0.37 $         (0.09)
                                                              =================================================================




                       THE NASDAQ STOCK MARKET, INC.
            Notes to Condensed Consolidated Financial Statements


8. Capital Stock and Earnings Per Share (continued)

For the three and six month periods ended June 30, 2001, the Subordinated Debentures were convertible into 12.0 million shares of Common Stock at a conversion price of $20.00 per share, subject to adjustment. For purposes of calculating diluted earnings per share, the Subordinated Debentures were assumed to be converted into shares of Common Stock, on a weighted average basis, since basic earnings per share exceeded interest (net of tax) per share obtainable upon conversion.


The option awards made during the first quarter of 2001 were not included in computing diluted earnings per share as their effect was not dilutive.




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

As a result of this change in accounting principle, net income for the six months ended June 30, 2000, excluding the cumulative effect of the change in accounting principle on prior year's results, decreased $16.4 million ($1.64 per share) to $91.6 million ($0.91 per share). In addition, Nasdaq recognized a one-time cumulative effect of a change in accounting principle in the first quarter of 2000. This cumulative effect of a change in accounting principle decreased net income in the first six months of 2000 by $101.1 million ($1.01 per share), resulting in a $9.4 million loss ($0.09 per share). The adjustment to first quarter 2000 net income for the cumulative change to prior years' results consists of the following:

(amounts in millions)

Deferred initial listing fees                             $ 108.5
Deferred LAS fees                                            60.6
                                                          -------
Total Deferred Fees                                         169.1
Deferred income tax benefit                                 (68.0)
                                                          -------
Cumulative effect of change in accounting principle       $ 101.1
                                                          ========

For the three months ended June 30, 2001 and 2000, Nasdaq recognized $11.7 million and $14.3 million in revenue, respectively, that was included in the cumulative effect adjustment as of January 1, 2000. This revenue contributed $7.0 million (after income taxes of $4.7 million) and $8.6 million (after income taxes of $5.7 million) to net income for the three months ended June 30, 2001 and 2000, respectively. For the six months ended June 30, 2001 and 2000, Nasdaq recognized $24.0 million and $29.3 million in revenue, respectively, that was included in the cumulative effect adjustment as of January 1, 2000. This revenue contributed $14.4 million (after income taxes of $9.6 million) and $17.5 million (after income taxes of $11.8 million) to net income for the six months ended June 30, 2001 and 2000, respectively.




             THE NASDAQ STOCK MARKET, INC.
   Management's Discussion and Analysis of Financial
          Condition and Results of Operations


Change in Accounting Principle (continued)

The following table compares net income under the former accounting to net income under the new accounting method:

                                                                Six months ended       Six months ended
                                                                  June 30, 2001          June 30, 2000
(amounts in millions)                                         ---------------------- ----------------------

Net income, before implementation of SAB 101                            $ 40.3                $ 108.1
Increase due to recognition of prior period fees, included in
 the cumulative effect adjustment as of 1/1/00, net of taxes              14.4                   17.5
Increase due to recognition of prior period fees, subsequent
 to the cumulative effect adjustment, net of taxes                         6.4                      -
Decrease due to deferral of current period fees, net of taxes            (15.3)                 (33.9)
Cumulative effect of change in accounting principle, net of                 -                  (101.1)
 taxes                                                                   -----                 -------
Net income (loss)                                                        $45.8                 $ (9.4)
                                                                         =====                 =======

Business Environment

Daily share volume in the second quarter slowed to 1.9 billion shares per day from the record volume experienced in the first quarter of 2001 of 2.1 billion shares per day, due in large part to the weaker and uncertain economy. Further slowing is expected in the third quarter with an upswing possible in the final quarter of 2001. Based on historic seasonal patterns, third quarter activity is the lowest of the year with volume increases in the fourth quarter. In addition, further reductions in interest rates could lead to improving conditions in the U.S. equity market, resulting in more equity offerings and increased transaction activity. A slowly improving economy may help delistings to stabilize over the latter half of 2001. However, should the outlook for the general economy remain uncertain, the equity market could be negatively affected and the number of initial public offerings ("IPO"s) is expected to remain down from a year ago. Further reductions in online retail trade activity and the elimination of additional staff at broker-dealers could reduce the demand for both market information and transactions services. If market levels continue to decline, fewer companies may elect to go public or issue additional shares, thus reducing issuer services revenue.


Results of Operations
For the Three Months Ended June 30, 2001 and 2000
-------------------------------------------------

Nasdaq reported net income of $19.6 million for the quarter ended June 30, 2001, representing a decrease of 56.7% from net income of $45.3 million for the quarter ended June 30, 2000.


Revenues

Nasdaq's revenues increased from $211.5 million for the quarter ended June 30, 2000 to $221.3 million for the quarter ended June 30, 2001, representing a 4.6% increase.




                       THE NASDAQ STOCK MARKET, INC.
             Management's Discussion and Analysis of Financial
                    Condition and Results of Operations

Transaction services

For the quarter ended June 30, 2001, transaction services revenues of $110.4 million increased $18.2 million from $92.2 million for the quarter ended June 30, 2000, an increase of 19.7%. Transaction services consist of SelectNet, Small Order Execution System ("SOES(sm)"), Automated Confirmation Transaction Service ("ACT(sm)"), the Nasdaq Workstation II, and other related execution services.

SelectNet, the high-volume automated execution service, provided revenues of $31.3 million, an increase of $4.0 million or 14.7% for the quarter ended June 30, 2001 from $27.3 million for the quarter ended June 30, 2000, due to an increase in trade volume. SelectNet fees are charged on a per transaction basis.

SOES, a system providing for the automatic execution of small orders, provided revenues of $9.5 million, an increase of $2.1 million or 28.4% for the quarter ended June 30, 2001 from $7.4 million for the quarter ended June 30, 2000, due to an increase in volume of SOES executions. SOES fees are charged on a per transaction basis.

On July 30, 2001, Nasdaq fully implemented the Nasdaq National Market Execution System (also known as "SuperSOES(sm)"). SuperSOES is designed to provide capability for automatic execution of buy and sell orders for market makers, electronic communication networks ("ECNs"), and institutional and retail customers, as well as streamline Nasdaq's transaction systems. SuperSOES combines features of the existing SelectNet and SOES execution systems and is only available for securities listed on The Nasdaq National Market tier of The Nasdaq Stock Market. Securities listed on The Nasdaq SmallCap Market will continue to be traded through SOES and SelectNet. SuperSOES is expected to result in the migration of significant transaction volume, and its corresponding revenue, from SelectNet and SOES to SuperSOES. The changes in the fee schedule for SelectNet and the introduction of the SuperSOES fee schedule at the time of implementation of SuperSOES may have a negative effect on revenue in future quarters.

ACT, an automated service that provides the post-execution steps of reporting price, volume comparison and clearing of pre-negotiated trades as well as risk management services, provided revenues of $21.9 million, an increase of $0.6 million for the quarter ended June 30, 2001 from $21.3 million for the quarter ended June 30, 2000, due to various pricing changes enacted subsequent to March 31, 2000. These fee changes include a cap on risk management fees, price reductions on certain existing services, and a rule change that eliminated charges for certain transactions.

The Nasdaq Workstation II is the trader's direct connection to Nasdaq's quote and trade execution facilities, providing quotation services, automated trade executions, real-time reporting, trade negotiations and clearing. This trading device, along with application programming interfaces, provided revenues of $38.4 million, an increase of $8.6 million or 28.9% for the quarter ended June 30, 2001 from $29.8 million for the quarter ended June 30, 2000. This increase is due to a larger customer base as well as higher fees associated with expanded network capacity. Nasdaq Workstation II fees are charged monthly based upon the number of authorized logon identifications.

Market Information Services

For the quarter ended June 30, 2001, market information revenues of $55.5 million decreased $17.5 million from $73.0 million for the quarter ended June 30, 2000, a decrease of 24.0%. Market information consists of Nasdaq's Level 1 services, Nasdaq Quotation Dissemination Service, Nasdaq InterMarket tape revenues and other related services.




                       THE NASDAQ STOCK MARKET, INC.
             Management's Discussion and Analysis of Financial
                    Condition and Results of Operations

Market Information Services (continued)

Nasdaq's Level 1 service provides subscribers with current inside quote and most recent price at which the last sale or purchase was transacted for a specific security. Fees for professional users are based on monthly subscriptions to terminals or access lines. Non-professional users have the option to access this information through either a flat monthly rate or a per query usage charge. Level 1 revenues decreased by approximately $13.3 million or 29.0% to $32.6 million for the quarter ended June 30, 2001 from $45.9 million for the quarter ended June 30, 2000. The reduction in revenues is primarily due to a decrease in demand for the non-professional per query usage service.

Nasdaq Quotation Dissemination Service provides subscribers with the quotes of each individual market maker and ECN, in addition to the inside quotes and last transaction prices. Nasdaq Quotation Dissemination Service revenues decreased by approximately $7.2 million or 33.6% to $14.2 million for the quarter ended June 30, 2001 from $21.4 million for the quarter ended June 30, 2000. This reduction reflects the introduction of the non-professional service fee. Although the number of Nasdaq Quotation Dissemination Service subscribers increased in total, those eligible for the new reduced non-professional fee led to a decrease in total revenues.

Nasdaq InterMarket tape revenues are derived from data revenue generated by the Consolidated Quotation Plan and Consolidated Tape Association Plan (collectively, the "CQA/CTA Plans"). The information collected under the CQ/CTA Plans is sold to data vendors, who in turn sell it to the public. Nasdaq's InterMarket revenue is directly related to the percentage of trades in exchange listed securities that are executed in a Nasdaq facility and reported through the CQA/CTA Plans. Nasdaq InterMarket tape revenues increased by approximately $2.0 million or 37.7% to $7.3 million for the quarter ended June 30, 2001, from $5.3 million for the quarter ended June 30, 2000.


Issuer Services

Issuer services revenues increased to $38.8 million for the quarter ended June 30, 2001 from $36.7 million for the quarter ended June 30, 2000, an increase of 5.7%.

Issuer services revenues are derived from fees for initial listings, LAS, and annual renewal fees for companies listed on Nasdaq. Fees are generally calculated based upon total shares outstanding for the issuing firm. These fees are initially deferred and amortized over the estimated periods for which the services are provided. Revenues from initial listings and LAS are amortized over six and four years, respectively, and annual fees are amortized on a pro-rata basis over the calendar year.

Initial listing revenues increased $0.7 million or 8.4% from $8.3 million in the quarter ended June 30, 2000 to $9.0 million in the quarter ended June 30, 2001. Listing of additional shares revenue increased $0.7 million or 8.5% from $8.2 million in the quarter ended June 30, 2000 to $8.9 million in the quarter ended June 30, 2001.

Actual initial listing and LAS fees charged during the three months ended June 30, 2001 decreased due to significantly reduced IPO activity and capital raising activity by current issuers.

Annual renewal revenues increased by $0.7 million or 3.5% from $20.1 million for the quarter ended June 30, 2000 to $20.8 million for the quarter ended June 30, 2001.

Other Revenues

Other revenues for the quarter ended June 30, 2001 totaled $16.6 million, up from $9.6 million in the second quarter of 2000, an increase of 72.9%. This growth was primarily due to increased revenues related to the Nasdaq 100 Trust.

                       THE NASDAQ STOCK MARKET, INC.
             Management's Discussion and Analysis of Financial
                    Condition and Results of Operations

Direct Expenses

Direct expenses increased 44.8% to $163.3 million for the second quarter of 2001 from $112.8 million for the second quarter of 2000.

Compensation and benefits expense increased $13.2 million or 39.4% to $46.7 million for the quarter ended June 30, 2001 from $33.5 million for the quarter ended June 30, 2000. This increase is due to a number of factors, including the transfer of positions from the NASD associated with the restructuring, new positions required to support strategic initiatives, and severance and outplacement expenses associated with the staff reduction made during the quarter. In response to the softening market conditions, Nasdaq implemented a staff reduction plan in June 2001 that eliminated 137 positions, or approximately 10% of the workforce.

Marketing and advertising expense decreased to $4.9 million for the second quarter of 2001 from $5.6 million for the second quarter of 2000, a decrease of 12.5%, due to the cancellation of the spring advertising campaign.

Depreciation and amortization expense increased $6.2 million or 39.5% to $21.9 million for the quarter ended June 30, 2001 from $15.7 million for the quarter ended June 30, 2000 due to a higher overall asset base to support hardware processing capacity and current initiatives, including capital leases for Nasdaq's MarketSite, located in New York City's Times Square.

Professional and contract services expense increased to $14.8 million for the second quarter of 2001 from $10.9 million for the second quarter of 2000, an increase of 35.8%, primarily due to increase support of SuperMontage and Primex development, future technology design planning, and potential acquisition costs. SuperMontage is an improved user interface designed to refine how market participants can access, process, display, and integrate orders and quotes in Nasdaq. Primex is a new electronic trading platform.

Computer operations and data communications expense increased to $46.5 million for the second quarter of 2001 from $34.7 million for the second quarter of 2000, an increase of $11.8 million or 34.0%. The computer operations component of the costs increased $2.3 million from the second quarter of 2000 to the second quarter of 2001 due to increases in maintenance to support a higher asset base. Data communications costs increased $9.5 million due to increased charges for upgraded bandwidth and processing speed, which is commensurate with the increase in Nasdaq Workstation II revenues as discussed above.

Occupancy expense increased $2.4 million or 49.0% to $7.3 million for the quarter ended June 30, 2001 from $4.9 million for the quarter ended June 30, 2000, primarily due to new leased space at Nasdaq's corporate offices located at One Liberty Plaza, New York, New York, new office space in Trumbull, Connecticut as well as leasehold improvements to the data center in Rockville, Maryland.

The remaining direct expenses increased 185.1% from $7.4 million for the quarter ended June 30, 2000 to $21.1 million for the quarter ended June 30, 2001. This increase is due primarily to foreign losses and also to a write-off related to the impairment of certain assets, and increased education, training, travel and supply expenses from the expanded Nasdaq workforce.




                       THE NASDAQ STOCK MARKET, INC.
             Management's Discussion and Analysis of Financial
                    Condition and Results of Operations


Support Costs

Support costs from related parties decreased by $1.7 million to $25.3 million for the quarter ended June 30, 2001 from $27.0 million for the quarter ended June 30, 2000. Surveillance and other regulatory charges from NASD Regulation, Inc. increased by $2.0 million to $22.0 million for the quarter ended June 30, 2001 from $20.0 million for the quarter ended June 30, 2000. Support costs from the NASD decreased $1.1 million to $6.9 million for the quarter ended June 30, 2001 from $8.0 million for the quarter ended June 30, 2000. In addition, contributing to the decrease was an increase in the amount of Nasdaq costs charged to the American Stock Exchange, LLC of $2.6 million to $3.6 million for the three months ended June 30, 2001 from $1.0 million for the three months ended June 30, 2000. Amounts charged to related parties are netted against charges from related parties in the "Support cost from related parties, net" line item on the Consolidated Statements of Operations.

Income Taxes

Nasdaq's income tax provision was $16.8 million for the second quarter of 2001 versus $29.1 million for the second quarter of 2000. The effective tax rate was 46.1% for the second quarter of 2001 compared to 39.2% for the second quarter of 2000. The increase in Nasdaq's effective tax rate was primarily due to its foreign losses for which no tax benefit is taken.


Results of Operations

For the Six Months Ended June 30, 2001 and 2000
-----------------------------------------------

Nasdaq reported net income of $45.8 million for the six months ended June 30, 2001, compared to a loss of $9.4 million for the six months ended June 30, 2000. Compared to pro forma net income for the first half of 2000 of $91.6 million, excluding cumulative the effect of the change in accounting, net income decreased by $45.9 million, or 50.0%.


Revenues

Nasdaq's revenues increased from $418.5 million for the six months ended June 30, 2000 to $444.1 million for the six months ended June 30, 2001, representing a 6.1% increase.

Transaction Services

For the six months ended June 30, 2001, transaction services revenues of $221.2 million increased $21.3 million from $199.9 million for the six months ended June 30, 2000, an increase of 10.7%. Transaction services consist of SelectNet, SOES, ACT, the Nasdaq Workstation II, and other related execution services.

SelectNet provided revenues of $63.6 million, an increase of $7.5 million or 13.4%, for the six months ended June 30, 2001 from $56.1 million for the six months ended June 30, 2000, due to an increase in trade volume.

SOES provided revenues of $19.1 million, an increase of $3.9 million or 25.5% for the six months ended June 30, 2001 from $15.4 million for the six months ended June 30, 2000, due to an increase in volume of SOES executions. SOES fees are charged on a per transaction basis.

On July 30, 2001 Nasdaq fully implemented SuperSOES. SuperSOES combines features of the existing SelectNet and SOES execution systems and is only available for securities listed on The Nasdaq National Market. Securities listed on The Nasdaq SmallCap Market will continue to be traded through SOES and SelectNet. SuperSOES is expected to result in the migration of significant transaction volume, and its corresponding revenue, from SelectNet and SOES to SuperSOES. The changes in the fee schedule for SelectNet and the introduction of the SuperSOES fee schedule at the time of implementation of SuperSOES may have a negative effect on revenue in future quarters.




                       THE NASDAQ STOCK MARKET, INC.
             Management's Discussion and Analysis of Financial
                    Condition and Results of Operations

Transaction Services (continued)

ACT provided revenues of $47.0 million, a decrease of $7.7 million or 14.1% for the six months ended June 30, 2001 from $54.7 million for the six months ended June 30, 2000, due to various pricing changes enacted subsequent to March 31, 2000. These changes include a cap on risk management fees, price reductions on certain existing services, and a rule change that eliminated charges for certain transactions.

Nasdaq Workstation II, along with application programming interfaces, provided $74.7 million, an increase of $17.2 million or 29.9% for the six months ended June 30, 2001 from $57.5 million for the six months ended June 30, 2000. This increase is due to a larger customer base as well as higher fees associated with expanded network capacity. Nasdaq Workstation II fees are charged monthly based upon the number of authorized logon identifications.

Market Information Services

For the six months ended June 30, 2001, market information revenues of $118.7 million decreased $15.9 million or 11.8% from $134.6 million for the six months ended June 30, 2000. Market information consists of Nasdaq Level 1 service, Nasdaq Quotation Dissemination Service, Nasdaq InterMarket tape revenues and other related services.

Nasdaq's Level 1 service revenues decreased by approximately $11.9 million or 14.3% to $71.4 million for the six months ended June 30, 2001 from $83.3 million for the six months ended June 30, 2000. This reduction in revenues is due primarily to a decrease in demand for non-professional per query service.

Nasdaq Quotation Dissemination Service revenues decreased by approximately $9.4 million or 24.0% to $29.8 million for the six months ended June 30, 2001 from $39.2 million for the six months ended June 30, 2000. This reduction reflects the introduction of the non-professional service fee. Although the number of Nasdaq Quotation Dissemination Service subscribers increased in total, those eligible for the new reduced non-professional fee led to a decrease in total revenues.

Nasdaq InterMarket tape revenues increased by approximately $4.0 million or 35.4% to $15.3 million for the six months ended June 30, 2001, from $11.3 million for the six months ended June 30, 2000.


Issuer Services

Issuer services revenues increased to $77.1 million for the six months ended June 30, 2001 from $71.0 million for the six months ended June 30, 2000, an increase of 8.6%.

Issuer services revenues are derived from fees for initial listings, LAS, and annual renewal fees for companies listed on Nasdaq. Fees are generally calculated based upon total shares outstanding for the issuing firm. These fees are initially deferred and amortized over the estimated periods for which the services are provided. Revenues from initial listings and LAS are amortized over six and four years, respectively, and annual fees are amortized on a pro-rata basis over the calendar year.

Initial listing revenues increased $1.8 million or 11.1% from $16.2 million in the six months ended June 30, 2000 to $18.0 million in the six months ended June 30, 2001. LAS shares revenue increased $1.7 million or 10.6% from $16.0 million in the six months ended June 30, 2000 to $17.7 million in the six months ended June 30, 2001.




                       THE NASDAQ STOCK MARKET, INC.
             Management's Discussion and Analysis of Financial
                    Condition and Results of Operations

Issuer Services (continued)

Actual initial listing and LAS fees charged during the six months ended June 30, 2001 decreased due to significantly reduced IPO activity and capital raising activity by current issuers. The amortization of deferred Initial and LAS fees exceeded new fees charged during the six months ended June 30, 2001 by $10.7 million due to the significant decrease in initial listings on Nasdaq from 342 companies in the six months ended June 30, 2000 to 69 companies in the six months ended June 30, 2001.

Annual renewal revenues increased by $2.6 million or 6.7% from $38.7 million for the six months ended June 30, 2000 to $41.3 million for the six months ended June 30, 2001.

Other Revenues

Other revenues for the six months ended June 30, 2001 totaled $27.1 million, up from $12.9 million in the first half of 2000, an increase of 110.1%. This growth was primarily due to increased revenues related to the Nasdaq 100 Trust.


Direct Expenses

Direct expenses increased 45.5% to $317.5 million for the first half of 2001 from $218.2 million for the first half of 2000.

Compensation and benefits expense increased to $85.8 million for the first half of 2001 from $62.1 million for the first half of 2000, an increase of $23.7 million or 38.2%. This increase is due to a number of factors, including the transfer of positions from the NASD associated with the restructuring, new positions required to support strategic initiatives, and severance and outplacement expenses associated with the staff reduction made during the quarter. In response to softening market conditions, Nasdaq implemented a staff reduction plan in June 2001 that eliminated 137 positions, or approximately 10% of the workforce.

Marketing and advertising expense decreased to $11.6 million for the first six months of 2001 from $22.9 million for the first six months of 2000, a decrease of 49.3%, due to the cancellation of the spring advertising campaign.

Depreciation and amortization expense increased $14.2 million or 49.8% to $42.7 million for the six months ended June 30, 2001 from $28.5 million for the six months ended June 30, 2000 due to a higher overall asset base to support current initiatives, such as SuperMontage and Primex.

Professional and contract services expense increased to $31.6 million for the first half of 2001 from $21.2 million for the first half of 2000, an increase of $10.4 million or 49.1%, in support of SuperMontage and Primex development, future technology design planning, and potential acquisition costs.

Computer operations and data communications expense increased $26.1 million or 42.2% to $87.9 million for the six months ended June 30, 2001 from $61.8 for the six months ended June 30, 2000. The computer operations component of the costs increased $6.7 million from the first half of 2000 to the first half of 2001 due to increases in maintenance to support a higher asset base. Data communications costs increased $19.4 million due to increased charges for upgraded bandwidth and processing speed that is commensurate with the increase in Nasdaq Workstation II revenues as discussed above.




                       THE NASDAQ STOCK MARKET, INC.
             Management's Discussion and Analysis of Financial
                    Condition and Results of Operations


Direct Expenses (continued)

Bad debt expense increased to $13.0 million for the first six months of 2001 from $2.1 million for the first half of 2000 reflecting an increase in bad debt reserves commensurate with growth in Nasdaq's account receivables and a reserve relating to the bankruptcy filing by Bridge Information Systems, Inc.

Occupancy expense increased $5.5 million or 68.8% to $13.5 million for the six months ended June 30, 2001 from $8.0 million for the six months ended June 30, 2000, primarily due to Nasdaq's new corporate offices, located at One Liberty Plaza, New York, New York, new office space in Trumbull, Connecticut and leasehold improvements to the Rockville, Maryland data center.

The remaining direct expenses increased $19.9 million to $31.4 million for the six months ended June 30, 2001 from $11.5 million for the six months ended June 30, 2000, due primarily to foreign losses and also to increased education, training, travel and supply expenses from the expanded Nasdaq workforce as well as a write-off related to the impairment of certain assets taken during the second quarter of 2001.


Support Costs

Support costs from related parties decreased by $1.1 million to $51.7 million for the six months ended June 30, 2001 from $52.8 million for the six months ended June 30, 2000. Surveillance and other regulatory charges from NASDR increased by $3.1 million to $40.9 million for the six months ended June 30, 2001 from $37.8 million for the six months ended June 30, 2000. Support costs from the NASD decreased $2.3 million to $16.2 million for the six months ended June 30, 2001 from $18.5 million for the six months ended June 30, 2000. In addition, contributing to the decrease was an increase in the amount of Nasdaq costs charged to the American Stock Exchange LLC of $1.8 million to $5.4 million for the six months ended June 30, 2001 from $3.6 million for the six months ended June 30, 2000.

Income Taxes

Nasdaq's income tax provision was $38.6 million for the first half of 2001 versus $60.3 million for the first half of 2000. The effective tax rate was 45.7% for the first half of 2001 compared to 39.7% for the first six months of 2000. The increase in Nasdaq's effective tax rate was primarily due to its foreign losses for which no tax benefit is taken.


Liquidity and Capital Resources

June 30, 2001 compared to December 31, 2000

Cash and cash equivalents and available-for-sale securities totaled $600.0 million at June 30, 2001, an increase of $105.6 million from $494.4 million at December 31, 2000. Working capital increased $94.3 million to $527.1 million as of June 30, 2001, from $432.8 million as of December 31, 2000.

Cash and cash equivalents increased $82.6 million from December 31, 2000 to $344.8 million as of June 30, 2001, primarily due to cash provided by operating activities of $112.2 million and cash provided by financing activities of $41.4 million, partially offset by cash used in investing activities of $71.0 million.


For the six months ended June 30, 2001, operating activities provided net cash inflows of $112.2 million, primarily due to cash received from customers of $441.0 million less cash paid to suppliers, employees, and related parties of $307.2 million and income taxes paid of $22.3 million.




                       THE NASDAQ STOCK MARKET, INC.
             Management's Discussion and Analysis of Financial
                    Condition and Results of Operations

June 30, 2001 compared to December 31, 2000 (continued)

Net cash used in investing activities was $71.0 million for the six months ended June 30, 2001, due in part to capital expenditures related to SuperMontage, Primex, global initiatives and general capacity increases. The remaining cash used in investing activities is attributable to purchases of investments with the proceeds of the second phase of Nasdaq's private placement of Common Stock that closed in January 2001 and receipts from the sales and maturities of investments.

Cash provided by financing activities was approximately $41.4 million for the six months ended June 30, 2001 primarily due to the sale of its Subordinated Debentures to Hellman & Friedman on May 3, 2001, Nasdaq yielded gross proceeds of approximately $240.0 million and net proceeds received from the second phase of its private placement described above that equaled approximately $63.7 million. Nasdaq used the proceeds to repurchase 18,461,538 shares of common stock from the NASD for $13.00 per share for an aggregate purchase price of approximately $240.0 million. During the six months ended June 30, 2001, Nasdaq also repayed approximately $20.0 million to the venture partners who participated in Nasdaq Europe Planning Company Limited. Nasdaq will use the proceeds to invest in new technology, implement and form strategic alliances, implement competitive pricing of its services and build its brand through marketing programs.


Nasdaq believes that the liquidity provided by existing cash and cash equivalents, investments, and cash generated from operations will provide sufficient capital to meet operating requirements. Nasdaq has generated positive cash flows annually in each of the five years since 1996 and believes that it will continue to do so in the future to meet both short and long term operating requirements.

Quantitative and Qualitative Disclosure of Market Risk

Nasdaq is exposed to potential loss from financial market risks that may occur as a result of changes in interest rates. Its exposure to these risks has not materially changed since December 31, 2000.


For a further discussion, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and
Qualitative Disclosure About Market Risk" included in Nasdaq's Registration Statement on Form 10, as amended.




                       THE NASDAQ STOCK MARKET, INC.

                        PART II - OTHER INFORMATION


ITEM 2            Changes in Securities and Use of Proceeds
                  -----------------------------------------

(c) On May 3, 2001, Nasdaq sold $240.0 million in aggregate principal amount of its Subordinated Debentures to Hellman & Friedman.
         The Subordinated Debentures are convertible at any time into an aggregate of 12.0 million shares of Common Stock, reflecting a conversion price of $20.00 per share, subject to adjustment. Hellman & Friedman owns approximately 9.8% of Nasdaq on an as-converted basis. Nasdaq has granted Hellman & Friedman certain registration rights with respect to the shares of Common Stock underlying the Subordinated Debentures. The Subordinated Debentures were sold in a private transaction pursuant to Section 4(2) of the Securities Act, which exempts sales of securities that do not involve a public offering. No underwriter was used in this transaction.


         Nasdaq approved a maximum of 500,000 shares of Common Stock for sale pursuant to its Employee Stock Purchase Plan for the offering period ended June 29, 2001. The final number of shares actually sold pursuant to the Employee Stock Purchase Plan has not been determined as of the date of this filing. The foregoing sales of shares of Common Stock were made pursuant to Rule 701 under the Securities Act of 1933, as amended, which exempts issuances of securities under certain written compensatory employee benefit plans.




                       THE NASDAQ STOCK MARKET, INC.

                        PART II - OTHER INFORMATION



ITEM 4            Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------


At the annual meeting of stockholders of Nasdaq held on May 15, 2001, the following matters were submitted to a vote of security holders:


1. A proposal was submitted for the election of five Class 1 Directors to the Nasdaq Board of Directors. The results for the nominees were as follows: Frank E. Baxter - 98,816,984 votes for, 16,100 votes withheld; Michael Clark - 98,816,974 votes for, 16,110 votes withheld; Kenneth D. Pasternak - 98,808,484 votes for, 24,600 votes withheld; Hardwick Simmons - 98,816,974 votes for, 16,110 votes withheld; and Arvind Sodhani - 98,816,684 for; 16,400 votes withheld. The terms of the following directors continued after the annual meeting: H. Furlong Baldwin, Michael Casey, F. Warren Hellman, E. Stanley O'Neal, Vikram S. Pandit, David Pottruck, Arthur Rock, Richard C. Romano, Sir Martin Sorrell, and Frank G. Zarb. Effective upon the conclusion of the annual meeting, the Nasdaq Board of Directors voted to increase its size by three and elected Josef Ackermann, John D. Markese, and William S. Cohen to the Board of Directors.


2. A proposal was submitted to ratify the adoption of Nasdaq's Equity Incentive Plan (the "Incentive Plan"). The Incentive Plan was approved by Nasdaq's Board of Directors on December 6, 2000 and provides for the grant of incentive stock options, non-qualified stock options, restricted stock, restricted stock units, and other stock-based awards. The results were 98,772,974 votes for, 46,210 against, and 13,900 abstaining, and the proposal was adopted.

3. A proposal was submitted to ratify the adoption of Nasdaq's Employee Stock Purchase Plan (the "Stock Purchase Plan"). The Stock Purchase Plan was approved by Nasdaq's Board of Directors on December 6, 2000 and provides employees of Nasdaq and its subsidiaries with an opportunity to purchase shares of Nasdaq's common stock through annual offerings financed by payroll deductions and/or lump sum payment contributions. The results were 98,781,074 votes for, 42,910 against, and 9,100 abstaining, and the proposal was adopted.




                       THE NASDAQ STOCK MARKET, INC.

                        PART II - OTHER INFORMATION


ITEM 6            Exhibits and Reports on Form 8-K
                  --------------------------------

(a)      Exhibits:


         The following exhibit is filed as part of this Quarterly Report.




         11.01 Computation of Per Share Earnings (omitted in accordance with section (b)(11) of Item 601 of Regulation S-K. The calculation of per share earnings is set forth in Part I,
                  Item 1, in Note 8 to the Condensed Consolidated Financial Statements (Capital Stock and Earnings Per Share)).



(b)      Reports on Form 8-K:


         Nasdaq did not file any reports on Form 8-K during the three months ended June 30, 2001.



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