Form 10-Q
period 2001-09-30
NASDAQ STOCK MARKET INC
filed 2001-11-14
CIK 1120193

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                 FORM 10-Q


         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2001

                                     OR

         [  ]     Transition Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

           For the transition period from _______ to ___________

                       Commission file number 0-32651

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

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As of October 31, 2001, 111,024,731 shares of the Registrant's Common Stock, par value $0.01 per share ("Common Stock"), were outstanding.



                       THE NASDAQ STOCK MARKET, INC.

                                 FORM 10-Q
                  For the Quarter Ended September 30, 2001

                                   INDEX


PART I.   FINANCIAL INFORMATION                                          PAGE
                                                                        NUMBER
                                                                        -------
          Item 1.  Financial Statements - (unaudited)

                    Condensed Consolidated Statements of Income -
                    Three and Nine Months Ended
                    September 30, 2001 and 2000............................   1

                    Condensed Consolidated Balance Sheets -
                    September 30, 2001 and December 31, 2000...............   3

                    Condensed Consolidated Statements of Cash Flows -
                    Nine Months Ended
                    September 30, 2001 and 2000............................   5

                    Notes to Condensed Consolidated Financial Statements...   7

         Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations..........  12

         Item 3.    Quantitative and Qualitative Disclosure of Market Risk.  21

PART II.  OTHER INFORMATION
          -----------------

          Item 2.  Changes in Securities and Use of Proceeds ..............  22
          Item 6.  Exhibits and Reports on Form 8-K .......................  23

SIGNATURES ................................................................  24




Forward-looking statements in this Quarterly Report on Form 10-Q are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, The Nasdaq Stock Market, Inc.'s ability to implement its strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors that are more fully described under the caption "Business-Risk Factors" in The Nasdaq Stock Market, Inc.'s Registration Statement on Form 10, as amended. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of September 30, 2001. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.




                                                     THE NASDAQ STOCK MARKET, INC.

                                                    PART I - FINANCIAL INFORMATION

ITEM 1   Financial Statements

                                                     THE NASDAQ STOCK MARKET, INC.
                                              Condensed Consolidated Statements of Income
                                                              (Unaudited)
                                               (In thousands, except per share amounts)

                                                                                THREE MONTHS ENDED
                                                                        ------------------------------------
                                                                         SEPTEMBER 30,        SEPTEMBER 30,
                                                                             2001                 2000
                                                                        ------------------------------------
Revenues:
     Transaction services                                               $     84,580         $     91,283
     Market information services                                              58,255               66,155
     Corporate Client Group services                                          39,378               38,537
     Other                                                                    15,495                6,745
                                                                        ----------------     ----------------
Total revenues                                                               197,708              202,720
                                                                        ----------------     ----------------
Expenses:

     Compensation and benefits                                                45,322               29,807
     Marketing and advertising                                                 5,948                9,161
     Depreciation and amortization                                            22,894               17,076
     Professional and contract services                                       22,858               15,679
     Computer operations and data communications                              43,927               36,706
     Bad debt expense                                                          1,457                1,219
     Occupancy                                                                 6,404                3,460
     Disaster related                                                            843                    -
     Other                                                                    16,888               11,335
                                                                        ----------------     ----------------
Total direct expenses                                                        166,541              124,443
                                                                        ----------------     ----------------
Support costs from related parties, net                                       24,413               37,400
                                                                        ----------------     ----------------
Total expenses                                                               190,954              161,843
                                                                        ----------------     ----------------
Net operating income                                                           6,754               40,877
Interest income                                                                6,672                5,519
Interest expense                                                              (2,997)                (718)
Minority interests                                                             3,252                    -
Provision for income taxes                                                    (5,736)             (23,649)
                                                                        ----------------     ----------------
Net income                                                              $      7,945         $     22,029
                                                                        ================     ================
Basic and diluted earnings per common share                             $       0.07          $      0.18
                                                                        ================     ================


See accompanying notes.





                                                     THE NASDAQ STOCK MARKET, INC.
                                              Condensed Consolidated Statements of Income
                                                              (Unaudited)
                                               (In thousands, except per share amounts)

                                                                                   NINE MONTHS ENDED
                                                                        ------------------------------------
                                                                         SEPTEMBER 30,       SEPTEMBER 30,
                                                                             2001                2000
                                                                        ----------------    ----------------
Revenues:
     Transaction services                                                $   305,772        $      291,231
     Market information services                                             176,925               200,796
     Corporate Client Group services                                         116,463               109,566
     Other                                                                    42,621                19,646
                                                                        ----------------    ----------------
Total revenues                                                               641,781               621,239
                                                                        ----------------    ----------------
Expenses:
     Compensation and benefits                                               131,131                91,929
     Marketing and advertising                                                17,597                32,034
     Depreciation and amortization                                            65,558                45,614
     Professional and contract services                                       54,424                36,877
     Computer operations and data communications                             131,875                98,545
     Bad debt expense                                                         14,460                 3,369
     Occupancy                                                                19,866                11,462
     Disaster related                                                            843                     -
     Other                                                                    48,325                22,793
                                                                        ----------------    ----------------
Total direct expenses                                                        484,079               342,623
                                                                        ----------------    ----------------
Support costs from related parties, net                                       76,121                90,197
                                                                        ----------------    ----------------
Total expenses                                                               560,200               432,820
                                                                        ----------------    ----------------
Net operating income                                                          81,581               188,419
Interest income                                                               16,649                10,924
Interest expense                                                              (5,447)               (1,677)
Minority interests                                                             5,234                     -
Provision for income taxes                                                   (44,297)              (83,988)
                                                                        ----------------    ----------------
Net income before cumulative effect of change in accounting
     principle                                                                53,720               113,678
                                                                        ----------------    ----------------
Cumulative effect of change in accounting principle, net of taxes of
     $67,956                                                            $          -        $     (101,090)
                                                                        ----------------    ----------------
Net income                                                              $     53,720        $       12,588
                                                                        ================    ================
Basic earnings per share before cumulative effect of change in
     accounting principle                                               $       0.45        $         1.05
                                                                        ================    ================
Basic loss per share for change in accounting principle                 $          -        $        (0.93)
                                                                        ================    ================
Diluted earnings per share before cumulative effect of change in
     accounting principle                                               $       0.44        $         1.05
                                                                        ================    ================
Diluted loss per share for change in accounting principle               $          -        $        (0.93)
                                                                        ================    ================
Basic earnings per common share                                         $       0.45        $         0.12
                                                                        ================    ================
Diluted earnings per common share                                       $       0.44        $         0.12
                                                                        ================    ================

See accompanying notes.





                                                     THE NASDAQ STOCK MARKET, INC.
                                                 Condensed Consolidated Balance Sheets
                                                 (In thousands, except share amounts)


                                                                 -----------------------------------------
                                                                 SEPTEMBER 30, 2001     DECEMBER 31, 2000
                                                                 -------------------    ------------------
                                                                     (Unaudited)
Assets:
Current assets:
     Cash and cash equivalents                                   $       329,099        $       262,257

     Investments:
         Available-for-sale, at fair value                               229,498                232,090
         Held-to-maturity, at amortized cost                               4,596                 21,967
     Receivables, net                                                    190,043                172,660
     Receivables from related parties                                     17,335                  8,250
     Deferred tax asset                                                   46,236                 32,367
     Other current assets                                                 12,921                 14,869
                                                                 -------------------    ------------------
Total current assets                                                     829,728                744,460
                                                                 -------------------    ------------------
Investments:
     Held-to-maturity, at amortized cost                                  23,938                  6,612
Property and equipment:
     Land, buildings and improvements                                     91,182                 80,727
     Data processing equipment and software                              425,486                370,066
     Furniture, equipment and leasehold improvements                     178,888                134,638
                                                                 -------------------    ------------------
                                                                         695,556                585,431
     Less accumulated depreciation and amortization                     (315,147)              (252,380)
                                                                 -------------------    ------------------
Total property and equipment, net                                        380,409                333,051
Non-current deferred tax asset                                            54,610                 61,257
Other assets                                                              29,770                 25,753
                                                                 -------------------    ------------------
Total assets                                                      $    1,318,455          $   1,171,133
                                                                 ===================    ==================


See accompanying notes.





                                                     THE NASDAQ STOCK MARKET, INC.

                                          Condensed Consolidated Balance Sheets - (continued)

                                                 (In thousands, except share amounts)



                                                                 SEPTEMBER 30, 2001   DECEMBER 31, 2000
                                                                 -------------------  ------------------
                                                                    (Unaudited)
Liabilities:
Current liabilities:
     Accounts payable and accrued expenses                       $       103,742      $          117,867
     Accrued personnel costs                                              37,562                  37,273
     Deferred revenue                                                     85,427                  66,178
     Other accrued liabilities                                            32,031                  35,374
     Due to banks                                                          4,105                  13,876
     Payables to related parties                                          27,394                  19,158
                                                                 -------------------  ------------------
Total current liabilities                                                290,261                 289,726

Long-term debt:
     Senior notes                                                         46,500                  25,000
     Subordinated indebtedness                                           240,000                       -
Accrued pension costs                                                     16,558                  10,390
Non-current deferred tax liability                                        36,246                  32,116
Non-current deferred revenue                                             122,808                 138,166
Other liabilities                                                         35,161                  15,033
                                                                 -------------------  ------------------
Total long-term liabilities                                              497,273                 220,705
Total liabilities                                                        787,534                 510,431

Minority interests                                                         4,447                  15,543

Stockholders' equity
Common stock, $.01 par value, 300,000,000 authorized, shares issued:  128,969,119 in 2001 and 123,663,746 in 2000;
   shares outstanding: 110,507,581 in 2001 and 123,663,746 in
   2000                                                                    1,290                   1,237
Additional paid-in capital                                               338,023                 273,387
Common stock in treasury, at cost: 18,461,538 shares in 2001
   and 0 shares in 2000                                                 (240,000)                      -
Unrealized gains on available-for-sale investments, net of tax             1,936                     321
Foreign currency translation                                              (2,742)                 (2,213)
Deferred stock compensation                                               (4,048)                      -
Common stock issuable                                                      5,868                       -
Retained earnings                                                        426,147                 372,427
                                                                 -------------------  ------------------
Total stockholders' equity                                               526,474                 645,159
                                                                 -------------------  ------------------
Total liabilities, minority interests and stockholders' equity    $    1,318,455       $       1,171,133
                                                                 ===================  ===================


See accompanying notes.





                                                     THE NASDAQ STOCK MARKET, INC.
                                            Condensed Consolidated Statements of Cash Flows
                                                              (Unaudited)
                                                            (In thousands)

                                                                                        NINE MONTHS ENDED
                                                                               SEPTEMBER 30,      SEPTEMBER 30,
                                                                                    2001              2000
                                                                             ----------------------------------
Cash flow from operating activities
     Cash received from customers                                            $     628,955      $   676,757
     Cash paid to suppliers and employees                                         (456,796)        (276,918)
     Cash paid to related parties, net                                             (76,970)         (82,236)
     Income taxes paid                                                             (26,520)         (65,889)
     Interest received, net                                                         11,202            9,247
     Other                                                                          15,967          (63,122)
                                                                             ----------------   --------------
Cash provided by operating activities                                               95,838          197,839
                                                                             ----------------   --------------
Cash flow from investing activities
     Proceeds from redemptions of available-for-sale investments                   280,007           64,096
     Purchases of available-for-sale investments                                  (276,515)        (150,606)
     Proceeds from maturities of held-to-maturity investments                       20,865            6,200
     Purchases of held-to-maturity investments                                     (20,820)          (6,333)
     Acquisition, net of cash acquired                                                 558          (16,979)
     Proceeds from sale of stock in Nasdaq Europe                                    9,564                -
     Proceeds from sales of property and equipment                                  13,426           11,831
     Purchases of property and equipment                                           (99,541)        (100,715)
                                                                             ----------------   --------------
Cash used in investing activities                                                  (72,456)        (192,506)
                                                                             ----------------   --------------

Cash flow from financing activities
     Decrease in due to banks                                                       (9,771)          (2,071)
     Proceeds from Phase I private placement offering                                    -          254,142
     Contributions from minority stockholders                                            -           30,000
     Net proceeds from Phase II private placement                                   63,688                -
     Repayment of minority interests in Nasdaq Europe Planning
       Company Limited                                                             (20,000)               -
     Payments for treasury stock purchases                                        (240,000)               -
     Increase in long-term debt                                                    249,543                -
                                                                              --------------     -------------
Cash provided by financing activities                                               43,460          282,071

Increase in cash and cash equivalents                                               66,842          287,404
Cash and cash equivalents at beginning of period                                   262,257           10,598
                                                                             ----------------   --------------
Cash and cash equivalents at end of period                                   $     329,099      $   298,002
                                                                             ================   ==============


See accompanying notes.





                                                     THE NASDAQ STOCK MARKET, INC.
                                     Condensed Consolidated Statements of Cash Flows - (continued)
                                                              (Unaudited)
                                                            (In thousands)

                                                                                    NINE MONTHS ENDED
                                                                          ---------------------------------------
                                                                          SEPTEMBER 30, 2001  SEPTEMBER 30, 2000
                                                                          ---------------------------------------
Reconciliation of net income to cash provided by operating
     activities
Net income                                                                $        53,720      $    12,588
Non-cash items included in net income
     Cumulative effect of change in accounting principle, net                           -          101,090
     Depreciation and amortization                                                 65,558           45,614
     Stock-based compensation                                                       5,252                -
     Minority interests                                                            (5,234)               -
     Other non-cash adjustments included in net income                              5,178                -

Net change in:
     Receivables, net                                                             (16,523)         (63,703)
     Receivables from related parties                                              (9,085)           6,241
     Deferred tax asset                                                            (7,841)         (88,602)
     Other current assets                                                           3,315            5,106
     Other assets                                                                  (3,808)          (1,130)
     Accounts payable and accrued expenses                                        (28,296)          (4,878)
     Accrued personnel costs                                                         (138)          (5,157)
     Deferred revenue                                                               3,697          119,221
     Other accrued liabilities                                                     (3,484)          44,889
     Payables to related parties                                                    8,236            1,723
     Accrued pension costs                                                          6,168            3,335
     Deferred tax liability                                                         4,158           10,040
     Other liabilities                                                             14,965           11,462
                                                                          -------------------  -----------------
Cash provided by operating activities                                     $        95,838      $   197,839
                                                                          ===================  =================


See accompanying notes.





                       THE NASDAQ STOCK MARKET, INC.
            Notes to Condensed Consolidated Financial Statements

1.       BASIS OF PRESENTATION


The Nasdaq Stock Market, Inc. ("Nasdaq") is the parent company of Nasdaq Global Holdings ("Nasdaq Global"); Quadsan Enterprises, Inc.; Nasdaq Tools, Inc. ("Nasdaq Tools"); Nasdaq Financial Products Services, Inc.; Nasdaq International Market Initiatives, Inc.; and Nasdaq Canada, Inc.; collectively referred to as Nasdaq. These entities are wholly-owned by Nasdaq. Nasdaq is a subsidiary of the National Association of Securities Dealers, Inc. (the "NASD").

Nasdaq operates in one segment as defined in the Statement of Financial Accounting Standards ("SFAS") No. 131 "Disclosures About Segments of an Enterprise and Related Information." Nasdaq uses a multiple market maker system to operate an electronic, screen-based equity market. Nasdaq's principal business products are transaction services, market information services, and Corporate Client Group services (formerly issuer services). The majority of this business is transacted with companies listed on The Nasdaq Stock Market(R), market data vendors, and firms in the broker-dealer industry within the United States.


All material intercompany accounts and transactions have been eliminated in consolidation. Nasdaq's financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") with respect to the Form 10-Q and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Pursuant to such rules and regulations, certain footnote disclosures, which are normally required under generally accepted accounting principles, have been omitted. It is recommended that these financial statements be read in conjunction with the Consolidated Financial Statements included in Nasdaq's Registration Statement filed on Form 10, as amended, for the year ended December 31, 2000.

The nature of Nasdaq's business is such that the results of any interim period may vary significantly from quarter to quarter and may not be indicative of the results to be expected for the fiscal year. Certain prior period amounts reflect reclassifications to conform to the current period's presentation.


2.       CHANGE IN ACCOUNTING PRINCIPLE

On August 17, 2001, Nasdaq concluded discussions with the SEC with respect to the implementation in its financial statements of Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which became effective for SEC reporting companies in the fourth quarter of 2000. Nasdaq became a SEC public reporting company on June 29, 2001, the effective date of its Registration Statement on Form 10. As a result of the discussions with the SEC, Nasdaq changed its method of accounting for revenue recognition for certain components of its Corporate Client Group services revenues.


In accordance with generally accepted accounting principles, as SAB 101 was adopted effective the fourth quarter of 2000, the change in accounting principle has been applied as of January 1, 2000. In accordance with applicable accounting guidance prior to SAB 101, Nasdaq recognized revenue for issuer initial listing fees and listing of additional shares ("LAS") fees in the month the listing occurred or in the period additional shares were issued, respectively. Nasdaq now recognizes revenue related to initial listing fees and LAS fees on a straight line basis over estimated service periods, which are six and four years, respectively.


As a result of this change in accounting principle, pro forma net income for the nine months ended September 30, 2000, excluding the cumulative effect of the change in accounting principle on prior years' results, decreased $21.2 million ($0.20 per share) to $113.7 million ($1.05 per share). In addition, Nasdaq recognized a one-time cumulative effect of a change in accounting principle in the first quarter of 2000. This cumulative effect of a change in accounting principle decreased net income in the first nine months of 2000 by $101.1 million ($0.93 per share), resulting in net income of $12.6 million ($0.12 per share). The adjustment to first quarter 2000 net income for the cumulative change to prior years' results consists of the following:


(amounts in millions)
Deferred initial listing fees                                       $108.5
Deferred LAS fees                                                     60.6
                                                             -----------------
Total deferred fees                                                  169.1
Deferred income tax benefit                                          (68.0)
                                                             -----------------
Cumulative effect of change in accounting principle                 $101.1
                                                             =================


For the three months ended September 30, 2001 and 2000, Nasdaq recognized $10.9 million and $13.5 million in revenue, respectively, that was included in the cumulative effect adjustment as of January 1, 2000. This revenue contributed $6.5 million (after income taxes of $4.4 million) and $8.1 million (after income taxes of $5.4 million) to net income for the three months ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001 and 2000, Nasdaq recognized $34.9 million and $42.8 million in revenue, respectively, that was included in the cumulative effect adjustment as of January 1, 2000. This revenue contributed $20.9 million (after income taxes of $14.0 million) and $25.6 million (after income taxes of $17.2 million) to net income for the nine months ended September 30, 2001 and 2000, respectively.


3.       DEFERRED REVENUE


Nasdaq's deferred revenue as of September 30, 2001 related to Corporate Client Group services fees will be recognized in the following years:


(amounts in thousands)
Fiscal year ended:                        Initial             LAS             Annual             Total
                                       --------------    --------------    -------------    ----------------
2001                                   $       8,671      $      8,720     $     20,989      $       38,380
2002                                          31,438            29,731                -              61,169
2003                                          26,798            22,833                -              49,631
2004                                          22,072            12,281                -              34,353
2005 and thereafter                           21,944             2,758                               24,702
                                       --------------    --------------    -------------    ----------------
                                       $     110,923      $     76,323     $     20,989      $      208,235
                                       ==============    ==============    =============    ================



Nasdaq's deferred revenue for the nine months ended September 30, 2001 and 2000 are reflected in the following tables. The additions reflect Corporate Client Group services fees charged during the quarter while the amortization reflects the Corporate Client Group services fee revenues recognized during the period based on the accounting methodology described in Note 2 above.



(amounts in thousands)                    Initial            LAS              Annual            Total
                                       ---------------  ---------------   ---------------   ---------------
Balance at January 1, 2001             $      127,693    $      76,651    $            -    $      204,344
Additions                                      10,195           26,453            83,706           120,354
Amortization                                  (26,965)         (26,781)          (62,717)         (116,463)
                                       ---------------  ---------------   ---------------   ---------------

Balance at September 30, 2001          $      110,923    $      76,323    $       20,989    $      208,235
                                       ===============  ===============   ===============   ===============

(amounts in thousands)                    Initial            LAS              Annual            Total
                                       ---------------  ---------------   ---------------   ---------------

Balance at January 1, 2000             $      108,476    $      60,570    $            -    $      169,046
Additions                                      46,836           41,298            81,328           169,462
Amortization                                  (24,933)         (24,682)          (59,951)         (109,566)
                                       ---------------  ---------------   ---------------   ---------------

Balance at September 30, 2000          $      130,379    $      77,186    $       21,377    $      228,942
                                       ===============  ===============   ===============   ===============



4.       DISASTER RELATED EXPENSES

As a result of the terrorist attacks on September 11, 2001, Nasdaq incurred additional costs of $0.84 million ($0.50 million after tax) in the third quarter. These costs consist primarily of, but will not be limited to, costs related to the efforts to restore services to market participants; the testing of trading systems; and the required reconfiguring of technology, telecommunications and alternative office facilities due to the temporary relocation of employees. Nasdaq is in the process of determining the total loss of revenues and additional expenses incurred as well as any applicable insurance recoveries. Additional expenses and recoveries will be recorded in future periods.

5.       LONG-TERM DEBT

During the nine months ended September 30, 2001, Nasdaq's consolidated long-term debt increased by $261.5 million to $286.5 million. The increase reflects the issuance of $240.0 million of 4% convertible subordinated debentures due 2006 (the "Subordinated Debentures") to Hellman & Friedman Capital Partners IV, L.P. and certain of its affiliated limited partnerships (collectively, "Hellman & Friedman") on May 3, 2001. The annual 4% coupon will be payable in arrears in cash and the Subordinated Debentures will be convertible at any time into an aggregate of 12 million shares of Common Stock at $20.00 per share, subject to adjustment, in general, for any stock split, dividend, combination, recapitalization or other similar event.

On an as converted basis, Hellman & Friedman owns an approximate 9.8% equity interest in Nasdaq. Nasdaq has agreed to use its best efforts to seek stockholder approval of a charter amendment that would provide for voting debt in order to permit the holders of Subordinated Debentures to vote on an as-converted basis on all matters on which common stockholders have the right to vote, subject to the current 5% voting limitation in Nasdaq's Restated Certificate of Incorporation. Nasdaq has granted Hellman & Friedman certain registration rights with respect to the shares of Common Stock underlying the Subordinated Debentures. In addition, Hellman & Friedman is permitted to designate one person reasonably acceptable to Nasdaq for nomination as a director of Nasdaq for so long as Hellman & Friedman owns Subordinated Debentures and/or shares of Common Stock issued upon conversion representing at least 50% of the shares of Common Stock issuable upon conversion of the Subordinated Debentures initially purchased. Effective May 3, 2001, F. Warren Hellman was elected to Nasdaq's Board of Directors pursuant to the foregoing provision.

The increase also reflects $21.5 million (Euro 23.4 million) of senior debt of Nasdaq Europe S.A./N.V. Of this total, $9.7 million (Euro 10.6 million) matures in 2003 with the remaining $11.8 million (Euro 12.8 million) maturing in 2004. The debt is Euro-denominated with $3.7 million (Euro 4.0 million) containing contractual fixed interest rates and $17.8 million (Euro 19.4 million) containing interest rates based on a fixed premium above London Interbank Offered Rates.

6.       COMMITMENTS AND CONTINGENCIES

In October 2000, Nasdaq entered into a contract with OptiMark, Inc. under which OptiMark was engaged to provide software development services in connection with the development of the SuperMontage system. In May 2001, Nasdaq entered into a revised contract with OptiMark, under which Nasdaq will make guaranteed payments of $0.7 million per month through December 31, 2001 related to the design of the system.


Nasdaq may be subject to claims arising out of the conduct of its business. Currently, there are certain legal proceedings pending against Nasdaq. Nasdaq believes, based upon the opinion of counsel, that any liabilities or settlements arising from these proceedings will not have a material effect on the financial position or results of operations of Nasdaq. Management is not aware of any unasserted claims or assessments that would have a material adverse effect on the financial position and the results of operations of Nasdaq.

7.       COMPREHENSIVE INCOME

Comprehensive income is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." Comprehensive income combines net income and certain items that directly affect stockholders' equity, such as foreign currency translation adjustments. The components of comprehensive income for the three and nine months ended September 30, 2001 and 2000 were as follows:


(amounts in thousands)                                 THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                         SEPTEMBER 30,                      SEPTEMBER 30,
                                                ---------------------------------  ---------------------------------
                                                     2001             2000              2001             2000
                                                ---------------  ----------------  ---------------  ----------------
Net income                                      $       7,945    $      22,029     $      53,720     $      12,588
Unrealized gains on available-for-sale
      investments                                         927            1,734             1,615             1,379
Foreign currency translation adjustment                 2,392                -              (529)                -
                                                ---------------  ----------------  ---------------  ----------------
Total comprehensive income                      $      11,264    $      23,763     $      54,806     $      13,967
                                                ===============  ================  ===============  ================


8.       CAPITAL STOCK AND EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share.



                                                        THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                 ---------------------------------  ----------------------------------
(amounts in thousands, except share and per       SEPTEMBER 30,    SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,
share data)                                           2001              2000             2001              2000
                                                 ---------------- ----------------- ---------------- -----------------
NUMERATOR:
Net income before cumulative effect of
  change in accounting principle                 $         7,945   $       22,029    $       53,720   $      113,678
Numerator for basic earnings per share
  before cumulative effect of change in
  accounting principle                                     7,945           22,029            53,720          113,678
                                                 ---------------- ----------------- ---------------- -----------------
Cumulative effect of change in accounting
  principle                                                    -                -                 -         (101,090)
Numerator for basic earnings per share for
  change in accounting principle                               -                -                 -         (101,090)
                                                 ---------------- ----------------- ---------------- -----------------
Net income                                       $         7,945   $       22,029    $       53,720    $      12,588
Numerator for basic earnings per share           $         7,945   $       22,029    $       53,720    $      12,588

                                                 ---------------- ----------------- ---------------- -----------------
Interest impact of convertible debt, net of
  tax                                                          -                -             2,162                -
Numerator for diluted earnings per share         $         7,945   $       22,029    $       55,882    $      12,588
                                                 ---------------- ----------------- ---------------- -----------------
DENOMINATOR:
Weighted average shares                              110,433,331      123,663,746       119,314,785      108,204,583
Denominator for basic earnings per share             110,433,331      123,663,746       119,314,785      108,204,583
                                                 ---------------- ----------------- ---------------- -----------------
Effect of dilutive securities:
      Employee stock options                                   -                -                 -                -
      Employee restricted stock                          140,087                -            90,336                -
      Convertible debt assumed converted into
        Common Stock                                           -                -         6,593,407                -
Denominator for diluted earnings per share           110,573,418      123,663,746       125,998,528      108,204,583
                                                 ---------------- ----------------- ---------------- -----------------
Basic earnings per share before cumulative
  effect of change in accounting principle       $          0.07   $         0.18    $         0.45   $         1.05
                                                 ================ ================= ================ =================

Diluted earnings per share before cumulative
  effect of change in accounting principle       $          0.07   $         0.18    $         0.44   $         1.05
                                                 ================ ================= ================ =================
Basic earnings (loss) per share for
  change in accounting principle                 $             -   $            -    $            -   $        (0.93)
                                                 ================ ================= ================ =================
Diluted earnings (loss) per share for change
  in accounting principle                        $             -   $            -    $            -   $        (0.93)
                                                 ================ ================= ================ =================
Basic earnings per share                         $          0.07   $         0.18    $         0.45   $         0.12
                                                 ================ ================= ================ =================
Diluted earnings per share                       $          0.07   $         0.18    $         0.44   $         0.12
                                                 ================ ================= ================ =================


For the nine month period ended September 30, 2001, the Subordinated Debentures were convertible into 12.0 million shares of Common Stock at a conversion price of $20.00 per share, subject to adjustment, in general, for any stock split, dividend, combination, recapitalization or other similar event. For purposes of calculating diluted earnings per share for the nine month period ended September 30, 2001, the Subordinated Debentures were assumed to be converted into shares of Common Stock, on a weighted average basis, since basic earnings per share exceeded interest (net of tax) per share obtainable upon conversion.

The option awards made under The Nasdaq Stock Market, Inc. Equity Incentive Plan during the first nine months of 2001 were not included in computing diluted earnings per share as their effect was not dilutive.




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


CHANGE IN ACCOUNTING PRINCIPLE


On August 17, 2001, Nasdaq concluded discussions with the SEC with respect to the implementation in its financial statements of SAB 101. SAB 101 became effective for SEC public reporting companies in the fourth quarter of 2000. Nasdaq became an SEC public reporting company on June 29, 2001, the effective date of its Registration Statement on Form 10. As a result of the discussions with the SEC, Nasdaq changed its method of accounting for revenue recognition for certain components of its Corporate Client Group services revenues.


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


As a result of this change in accounting principle, net income for the nine months ended September 30, 2000, excluding the cumulative effect of the change in accounting principle on prior year's results, decreased $21.2 million ($0.20 per share) to $113.7 million ($1.05 per share). In addition, Nasdaq recognized a one-time cumulative effect of a change in accounting principle in the first quarter of 2000. This cumulative effect of a change in accounting principle decreased net income in the first nine months of 2000 by $101.1 million ($0.93 per share), resulting in $12.6 million in net income ($0.12 per share). The adjustment to first quarter 2000 net income for the cumulative change to prior years' results consists of the following:

(amounts in millions)
Deferred initial listing fees                                      $108.5
Deferred LAS fees                                                    60.6
                                                               --------------
Total deferred fees                                                 169.1
Deferred income tax benefit                                         (68.0)
                                                               --------------
Cumulative effect of change in accounting principle                $101.1
                                                               ==============


For the three months ended September 30, 2001 and 2000, Nasdaq recognized $10.9 million and $13.5 million in revenue, respectively, that was included in the cumulative effect adjustment as of January 1, 2000. This revenue contributed $6.5 million (after income taxes of $4.4 million) and $8.1 million (after income taxes of $5.4 million) to net income for the three months ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001 and 2000, Nasdaq recognized $34.9 million and $42.8 million in revenue, respectively, that was included in the cumulative effect adjustment as of January 1, 2000. This revenue contributed $20.9 million (after income taxes of $14.0 million) and $25.6 million (after income taxes of $17.2 million) to net income for the nine months ended September 30, 2001 and 2000, respectively.


The following table compares net income under the former accounting method to net income under the new accounting method:



                                                             NINE MONTHS ENDED       NINE MONTHS ENDED
                                                            SEPTEMBER 30, 2001       SEPTEMBER 30, 2000
(amounts in millions)
                                                           ---------------------- -------------------------
Net income, before implementation of SAB 101                    $           42.2         $           134.9
Increase due to recognition of prior period fees,
   included in the cumulative effect adjustment
   as of 1/1/00, net of taxes                                               20.9                      25.6
Increase due to recognition of prior period fees,
   subsequent to the cumulative effect adjustment,
   net of taxes                                                              9.1                         -
Decrease due to deferral of current period fees,
   net of taxes                                                            (18.5)                    (46.8)
Cumulative effect of change in accounting principle,
   net of taxes                                                                -                    (101.1)
                                                           ---------------------- -------------------------
Net income                                                      $           53.7         $            12.6
                                                           ====================== =========================


BUSINESS ENVIRONMENT


Daily share volume in the third quarter of 2001 slowed to 1.63 billion shares per trading day (excluding the four-day trading halt due to the September 11th terrorist attacks) compared to 1.95 billion shares in the second quarter of 2001 and 1.59 billion shares in the third quarter of 2000. Total trading activity for the third quarter decreased as a result of the four-day market closure. While some of the decline in average volume in the third quarter is due to historical seasonal patterns, the third quarter was adversely impacted by a further softening economy and particularly weak volumes for August. Although an increase in volume is expected in the fourth quarter of 2001, the uncertainty of the recessionary environment and current military actions, as further discussed below, may produce unstable market conditions for the remainder of the year. However, Federal Reserve and federal government attempts to respond to the slowdown with a combination of monetary and fiscal stimulus may heighten trading interest and somewhat mitigate the negative impact on fourth quarter share volume.

All of Nasdaq's primary revenue streams were negatively affected in the third quarter by the continued market slow-down. Lower trading volumes resulted in reduced transaction services revenues. Market information services revenue experienced a similar decline as the demand for both professional and non-professional information softened. While reported revenues associated with Corporate Client Group activities were favorable due to the change in accounting methodology for revenue recognition as discussed in "Change in Accounting Principle" above, actual Corporate Client Group revenues were down significantly with no initial public offerings ("IPOs") in the U.S. equity markets in September for the first time in 25 years. Total new issues of companies listed on The Nasdaq Stock Market, including IPOs, were 32 in the third quarter of 2001 compared to 38 in the second quarter of 2001 and 163 in the third quarter of 2000. Further decline or future recovery of these revenue streams will depend largely upon general market and economic conditions.

In addition to the general economic downturn, Nasdaq's market information services and transaction services revenues are facing competitive threat from other stock exchanges that trade Nasdaq-listed stocks, including the established regional exchanges. Current SEC regulations permit each of these regional exchanges to trade up to 1,000 securities listed on The Nasdaq National Market(R) tier of The Nasdaq Stock Market pursuant to Nasdaq's Unlisted Trading Privileges Plan (the "UTP Plan"). The UTP Plan entitles these exchanges to a share of Nasdaq's data revenue, roughly proportional to such exchange's share of trading in Nasdaq-listed securities as measured by share volume and number of trades. Currently, the Boston Stock Exchange, the Chicago Stock Exchange, and the Cincinnati Stock Exchange trade Nasdaq-listed securities pursuant to the UTP Plan. The American Stock Exchange, LLC and the Philadelphia Stock Exchange have indicated their intent to commence trading in Nasdaq-listed securities pursuant to the UTP Plan. In addition, The Island ECN, Inc. has applied for exchange registration and expressed interest in becoming an UTP Plan participant and in October 2001, the SEC approved a proposal by the Pacific Stock Exchange to establish the Archipelago Exchange as an equities trading facility of the Pacific Stock Exchange. Despite the potential threat, Nasdaq's market share of trade and share volume under the UTP Plan remains approximately 97.0% at present, as participants tend to seek the market with the greatest liquidity. Nonetheless, there is potential for significant erosion in The Nasdaq Stock Market's market share of trading activity and the related market information services and transaction services revenues if new exchanges arise or existing exchanges increase their market share.

The unprecedented terrorist attacks on the United States on September 11, 2001 have had a significant impact on general economic conditions in the United States and the operations of Nasdaq and the other U.S. securities marketplaces. In connection with the attacks, The Nasdaq Stock Market was closed for four consecutive trading days in an effort to coordinate with the other U.S. marketplaces so that all would be prepared to open and operate effectively. The closure of the market and disruption in business operations of market participants as a result of the terrorist attacks has adversely affected Nasdaq's operating results for the third quarter of 2001.

As a result of the attacks, Nasdaq's executive offices in New York City have been temporarily closed and its New York-based employees have been relocated. In addition, it has been necessary for Nasdaq to make certain non-budgeted expenditures. September 11th disaster related expenses include, but will not be limited to, costs related to the efforts to restore services to market participants; the testing of trading systems; and the required reconfiguring of technology, telecommunications and alternative office facilities due to the temporary relocation of employees. September 11th disaster related expenses of $0.84 million were recorded in the third quarter of 2001. Nasdaq is in the process of determining the total loss of revenues and additional expenses incurred as well as any applicable insurance recoveries. Additional expenses and recoveries will be recorded in future periods.

These attacks have caused uncertainty in the global financial markets, and have contributed to downward pressure on stock prices of U.S. publicly traded companies. This uncertainty may cause customers of Nasdaq's products and services to reassess their operations, capital raising needs and employment needs. Any curtailment in the businesses of its customers or a reduction in the number of users of its services would negatively impact Nasdaq's operations. The occurrences of similar events and the related responsive military actions may further exacerbate negative economic, market or business conditions and uncertainties. In response to the general economic and market uncertainty after the terrorist attacks, effective as of September 26, 2001, Nasdaq formally suspended until January 2, 2002 two requirements for continued listing on both The Nasdaq National Market and The Nasdaq SmallCap Market(R). The two requirements are (1) minimum bid price, and (2) market value of public float. The implementation of the moratorium is not expected to have a material positive effect on Nasdaq's operating results. However, if weak economic conditions in the United States continue or worsen or if a wider global recession materializes, Nasdaq's business, financial condition and results of operations may be materially adversely affected.

On October 26, 2001, Nasdaq announced a proposed increase in services and listing fees for Nasdaq-listed companies beginning January 1, 2002, subject to SEC approval. This would be the first increase in annual listing fees in 10 years for American Depositary Receipts and The Nasdaq SmallCap Market, and the first such increase in four years for The Nasdaq National Market. The revenue expected to be generated from the proposed fee increase will be used primarily to fund enhancements to the services offered Nasdaq-listed companies, including the establishment of a corporate client information center.


RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


Nasdaq reported net income of $7.9 million for the quarter ended September 30, 2001, representing a decrease of $14.1 million or 64.1% from net income of $22.0 million for the quarter ended September 30, 2000.

Revenues

Nasdaq's revenues decreased from $202.7 million for the quarter ended September 30, 2000 to $197.7 million for the quarter ended September 30, 2001, a decrease of $5.0 million or 2.5%.

Transaction Services

For the quarter ended September 30, 2001, transaction services revenues of $84.6 million decreased $6.7 million from $91.3 million for the quarter ended September 30, 2000, a decrease of 7.3%. Transaction services consist of SelectNet(R), Small Order Execution System ("SOES(sm)"), the Nasdaq National Market Execution System (also known as "SuperSoes(sm)"), Automated Confirmation Transaction Service ("ACT(sm)"), the Nasdaq Workstation II, Computer-to-Computer Interface ("CTCI"), and other related execution services.

SelectNet, the high-volume automated execution service, provided revenues of $12.2 million, a decrease of $16.6 million or 57.6% for the quarter ended September 30, 2001 from $28.8 million for the quarter ended September 30, 2000, due to a decrease in trade volume related to the introduction of SuperSoes and the closing of The Nasdaq Stock Market for four consecutive days in September following the terrorist attacks on the United States on September 11, 2001. SelectNet fees are charged on a per transaction basis.

SOES, a system providing for the automatic execution of small orders, provided revenues of $3.0 million, a decrease of $4.1 million or 57.7% for the quarter ended September 30, 2001 from $7.1 million for the quarter ended September 30, 2000, due to the migration of SOES trading activity into the new SuperSoes system for securities listed on The Nasdaq National Market. SOES will continue to operate as an execution system solely for securities listed on The Nasdaq SmallCap Market. The closing of The Nasdaq Stock Market for four consecutive days in September following the terrorist attacks also had a negative impact on revenues. SOES fees are charged on a per transaction basis. SOES revenues are not expected to be material in future periods.

On July 30, 2001, Nasdaq fully implemented SuperSoes. SuperSoes is designed to provide capability for automatic execution of buy and sell orders for market makers, electronic communication networks ("ECNs"), and institutional and retail customers, as well as streamline Nasdaq's transaction systems. SuperSoes combines features of the existing SelectNet and SOES execution systems and is only available for securities listed on The Nasdaq National Market tier of The Nasdaq Stock Market. Securities listed on The Nasdaq SmallCap Market will continue to be traded through SOES and SelectNet. SuperSoes has resulted in the migration of significant transaction volume, and its corresponding revenue, from SelectNet and SOES to SuperSoes. The changes in the fee schedule for SelectNet and the introduction of the SuperSoes fee schedule at the time of implementation of SuperSoes has had a negative effect on revenues in the third quarter, but a new fee structure implemented October 1, 2001 for SuperSoes and SelectNet is expected to mitigate this negative effect. SuperSoes revenues were $8.2 million for the quarter ended September 30, 2001. SuperSoes fees are charged on a per transaction basis.

ACT, an automated service that provides the post-execution steps of reporting price, volume comparison and clearing of pre-negotiated trades as well as risk management services, provided revenues of $18.6 million, a decrease of $2.0 million or 9.7% for the quarter ended September 30, 2001 from $20.6 million for the quarter ended September 30, 2000, due to the closing of The Nasdaq Stock Market for four consecutive days in September following the terrorist attacks, as well as various fee changes. These fee changes include a cap on risk management fees, reductions on certain fees for existing services, and a rule change that eliminated charges for certain transactions. ACT fees are generally charged on a per transaction basis.

The Nasdaq Workstation II is the trader's direct connection to Nasdaq's quote and trade execution facilities, providing quotation services, automated trade executions, real-time reporting, trade negotiations and clearing. This trading device, along with application programming interfaces, provided revenues of $36.9 million, an increase of $6.2 million or 20.2% for the quarter ended September 30, 2001 from $30.7 million for the quarter ended September 30, 2000. This increase is due to a larger customer base as well as higher fees associated with expanded network capacity. Nasdaq Workstation II fees are charged monthly based upon the number of authorized logon identifications.

Nasdaq provides CTCI for users to report trades, enter orders into SuperSoes and receive execution messages. The CTCI links market participants' automated systems to Nasdaq. This interface is presently being upgraded to a new protocol and increased line speeds. CTCI revenues for the third quarter of 2001 were $4.0 million, up $3.2 million from $0.8 million for the third quarter of 2000. New fees associated with the upgraded interface are driving the increase in revenues. Users are charged a monthly fee based upon the size of the line.

Market Information Services

For the quarter ended September 30, 2001, market information revenues of $58.3 million decreased $7.9 million from $66.2 million for the quarter ended September 30, 2000, a decrease of 11.9%. Market information services consist of Nasdaq's Level 1 services, Nasdaq Quotation Dissemination Service, Nasdaq InterMarket tape revenues and other related services.

Nasdaq's Level 1 service provides subscribers with the current inside quote and most recent price at which the last sale or purchase was transacted for a specific security. Fees for professional users are based on monthly subscriptions to terminals or access lines. Non-professional users have the option to access this information through either a flat monthly rate or a per query usage charge. Level 1 revenues decreased by approximately $5.5 million or 14.2% to $33.1 million for the quarter ended September 30, 2001 from $38.6 million for the quarter ended September 30, 2000. This reduction in revenues is due primarily to a decrease in demand for non-professional per query service and the closing of The Nasdaq Stock Market for four consecutive days in September following the terrorist attacks.

Nasdaq Quotation Dissemination Service provides subscribers with the quotes of each individual market maker and ECN, in addition to the inside quotes and last transaction prices. Nasdaq Quotation Dissemination Service revenues decreased by approximately $4.2 million or 20.7% to $16.1 million for the quarter ended September 30, 2001 from $20.3 million for the quarter ended September 30, 2000. This reduction reflects the introduction of the new reduced non-professional service fee, and the closing of The Nasdaq Stock Market for four consecutive days in September following the terrorist attacks. Although the number of Nasdaq Quotation Dissemination Service subscribers increased in total, those eligible for the new reduced fee led to a decrease in total revenues. Nasdaq Quotation Dissemination Services are derived from monthly subscriptions.

Nasdaq InterMarket tape revenues are derived from data revenue generated by the Consolidated Quotation Plan and Consolidated Tape Association Plan (collectively, the "CQ/CTA Plans"). The information collected under the CQ/CTA Plans is sold to data vendors, who in turn sell it to the public. Nasdaq's InterMarket revenue is directly related to the percentage of trades in exchange listed securities that are executed in a Nasdaq facility and reported through the CQ/CTA Plans. Nasdaq InterMarket tape revenues increased by approximately $1.9 million or 40.4% to $6.6 million for the quarter ended September 30, 2001, from $4.7 million for the quarter ended September 30, 2000.

Corporate Client Group Services

Corporate Client Group services revenues increased to $39.4 million for the quarter ended September 30, 2001 from $38.5 million for the quarter ended September 30, 2000, an increase of $0.9 million or 2.3%.

Corporate Client Group services revenues are derived from fees for initial listings, LAS, and annual renewal fees for companies listed on The Nasdaq Stock Market. Fees are generally calculated based upon total shares outstanding for the issuing company. These fees are initially deferred and amortized over the estimated periods for which the services are provided. Revenues from initial listings and LAS are amortized over six and four years, respectively, and annual fees are amortized on a pro-rata basis over the calendar year.

Initial listing revenues increased $0.9 million or 10.3% from $8.7 million in the quarter ended September 30, 2000 to $9.6 million in the quarter ended September 30, 2001. LAS revenue increased $0.2 million or 2.3% from $8.6 million in the quarter ended September 30, 2000 to $8.8 million in the quarter ended September 30, 2001.

Actual initial listing and LAS fees charged during the three months ended September 30, 2001 decreased due to significantly reduced IPO activity and capital raising activity by current issuers. Initial listings on The Nasdaq Stock Market declined from 163 companies in the third quarter of 2000 to 32 companies in the third quarter of 2001. Initial listing fees charged in the quarter decreased $13.3 million or 83.1% from $16.0 million in the quarter ended September 30, 2000 to $2.7 million in the quarter ended September 30, 2001. LAS fees charged in the quarter decreased $3.7 million or 29.4% from $12.6 million in the quarter ended September 30, 2000 to $8.9 million in the quarter ended September 30, 2001.

Annual renewal revenues decreased by $0.2 million or 1.0% from $21.0 million for the quarter ended September 30, 2000 to $20.8 million for the quarter ended September 30, 2001.

Other Revenues

Other revenues for the quarter ended September 30, 2001 totaled $15.5 million, up from $6.7 million in the third quarter of 2000, an increase of $8.8 million or 131.3%. This growth was primarily due to increased trademark and licensing revenues related to the Nasdaq-100 Trust and related products. Nasdaq earns revenues based on the licensing of the Nasdaq brand name as well as the asset size of the Nasdaq-100 Trust, a unit investment trust that holds shares of the top 100 U.S. and international non-financial stocks listed on The Nasdaq Stock Market that comprise the Nasdaq-100 Index.

DIRECT EXPENSES

Direct expenses increased $42.1 million or 33.8% to $166.5 million for the third quarter of 2001 from $124.4 million for the third quarter of 2000.

Compensation and benefits expense increased $15.5 million or 52.0% to $45.3 million for the quarter ended September 30, 2001 from $29.8 million for the quarter ended September 30, 2000. This increase is due to a number of factors, including the transfer of positions from the NASD associated with the restructuring and separation of Nasdaq from the NASD, and new positions required to support strategic initiatives.

Marketing and advertising expense decreased to $5.9 million for the third quarter of 2001 from $9.2 million for the third quarter of 2000, a decrease of $3.3 million or 35.9%, due to the postponement of the fall advertising campaign.

Depreciation and amortization expense increased $5.8 million or 33.9% to $22.9 million for the quarter ended September 30, 2001 from $17.1 million for the quarter ended September 30, 2000 due to a higher overall asset base to support current initiatives, such as SuperMontage and Primex. Primex is a new electronic trading platform scheduled to be launched in early 2002.

Professional and contract services expense increased to $22.9 million for the third quarter of 2001 from $15.7 million for the third quarter of 2000, an increase of $7.2 million or 45.9%, primarily due to increased support of SuperMontage and the development of Primex, future technology design planning, and strategic advisory services. SuperMontage is an improved user interface designed to refine how market participants can access, process, display, and integrate orders and quotes in The Nasdaq Stock Market.

Computer operations and data communications expense increased to $43.9 million for the third quarter of 2001 from $36.7 million for the third quarter of 2000, an increase of $7.2 million or 19.6%. The increase was primarily due to the data communications component of the costs which increased due to increased charges for upgraded bandwidth and processing speed, commensurate with the increase in Nasdaq Workstation II revenues as discussed above.

Occupancy expense increased $2.9 million or 82.9% to $6.4 million for the quarter ended September 30, 2001 from $3.5 million for the quarter ended September 30, 2000. This increase was primarily due to new leased space at Nasdaq's corporate offices located at One Liberty Plaza, New York, New York; new office space in Trumbull, Connecticut as well as amortization of leasehold improvements to the data center in Rockville, Maryland. These increased costs were slightly offset by an abatement due to closure of One Liberty Plaza on September 11th.

The remaining direct expenses increased $6.6 million or 52.4% from $12.6 million for the quarter ended September 30, 2000 to $19.2 million for the quarter ended September 30, 2001. This increase is due to increased travel and supply expenses for the expanded Nasdaq workforce, disaster related expenses related to the terrorist attacks, and losses on foreign equity investments.

SUPPORT COSTS

Support costs from related parties decreased by $13.0 million to $24.4 million for the quarter ended September 30, 2001 from $37.4 million for the quarter ended September 30, 2000. Surveillance and other regulatory charges from NASD Regulation, Inc. ("NASDR") decreased by $0.8 million to $20.8 million for the quarter ended September 30, 2001 from $21.6 million for the quarter ended September 30, 2000. Support costs from the NASD decreased $7.0 million to $9.1 million for the quarter ended September 30, 2001 from $16.1 million for the quarter ended September 30, 2000. In addition, contributing to the decrease was an increase in the amount of Nasdaq costs charged to the American Stock Exchange, LLC of $5.2 million to $5.5 million for the three months ended September 30, 2001 from $0.3 million for the three months ended September 30, 2000. Amounts charged to related parties are netted against charges from related parties in the "Support costs from related parties, net" line item on the Condensed Consolidated Statements of Income.

INCOME TAXES

Nasdaq's income tax provision was $5.7 million for the third quarter of 2001 compared to $23.6 million for the third quarter of 2000. The effective tax rate was 41.9% for the third quarter of 2001 compared to 51.8% for the third quarter of 2000. The decrease in Nasdaq's effective tax rate was primarily due to recognition of permanent items for tax advantaged items such as tax-exempt interest and dividends received deductions.

RESULTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Nasdaq reported net income of $53.7 million for the nine months ended September 30, 2001, compared to net income of $12.6 million for the nine months ended September 30, 2000. Compared to pro forma net income for the nine months ended September 30, 2000 of $113.7 million, excluding the cumulative effect of the change in accounting principle, net income decreased by $60.0 million, or 52.7%.

REVENUES

Nasdaq's revenues increased from $621.2 million for the nine months ended September 30, 2000 to $641.8 million for the nine months ended September 30, 2001, representing a $20.6 million or a 3.3% increase.

Transaction Services

For the nine months ended September 30, 2001, transaction services revenues of $305.8 million increased $14.6 million from $291.2 million for the nine months ended September 30, 2000, an increase of 5.0%.

SelectNet provided revenues of $75.9 million, a decrease of $9.0 million or 10.6%, for the nine months ended September 30, 2001 from $84.9 million for the nine months ended September 30, 2000, due to a decrease in trade volume related to the introduction of SuperSoes and the closing of The Nasdaq Stock Market for four consecutive days in September following the terrorist attacks.

SOES provided revenues of $22.1 million, a decrease of $0.3 million or 1.3% for the nine months ended September 30, 2001 from $22.4 million for the nine months ended September 30, 2000, due to the migration of SOES trading activity into the new SuperSoes system for securities listed on The Nasdaq National Market. SOES will continue to operate as an execution system solely for securities listed on The Nasdaq SmallCap Market. The closing of The Nasdaq Stock Market for four consecutive days in September following the terrorist attacks also had a negative impact on revenues. SOES revenues are not expected to be material in future periods.

SuperSoes, which was fully implemented on July 30, 2001, provided revenues of $8.2 million for the nine months ended September 30, 2001.

ACT provided revenues of $65.6 million, a decrease of $9.7 million or 12.9% for the nine months ended September 30, 2001 from $75.3 million for the nine months ended September 30, 2000, due to the closing of The Nasdaq Stock Market for four consecutive days in September following the terrorist attacks, and various fee changes enacted subsequent to March 31, 2000. These changes include a cap on risk management fees, fee reductions on certain existing services, and a rule change that eliminated charges for certain transactions.

Nasdaq Workstation II, along with application programming interfaces, provided $111.6 million, an increase of $23.5 million or 26.7% for the nine months ended September 30, 2001 from $88.1 million for the nine months ended September 30, 2000. This increase is due to a larger customer base as well as higher fees associated with expanded network capacity.

CTCI revenues for the nine months ended September 30, 2001 are $11.4 million, up $9.3 million from $2.1 million for the same period prior year. New fees associated with the upgraded interface are driving the increase in revenues.

Market Information Services

For the nine months ended September 30, 2001, market information services revenues of $176.9 million decreased $23.9 million or 11.9% from $200.8 million for the nine months ended September 30, 2000.

Nasdaq's Level 1 service revenues decreased by approximately $16.7 million or 13.7% to $105.1 million for the nine months ended September 30, 2001 from $121.8 million for the nine months ended September 30, 2000. The reduction in revenues is due primarily to a decrease in demand for non-professional per query service and the closing of The Nasdaq Stock Market for four consecutive days in September following the terrorist attacks.

Nasdaq Quotation Dissemination Service revenues decreased by approximately $13.7 million or 23.0% to $45.8 million for the nine months ended September 30, 2001 from $59.5 million for the nine months ended September 30, 2000. This reduction reflects the introduction of the new reduced non-professional service fee and the closing of The Nasdaq Stock Market for four consecutive days in September following the terrorist attacks. Although the number of Nasdaq Quotation Dissemination Service subscribers increased in total, those eligible for the new reduced non-professional fee led to a decrease in total revenues.

Nasdaq InterMarket tape revenues increased by approximately $6.2 million or 39.0% to $22.1 million for the nine months ended September 30, 2001, from $15.9 million for the nine months ended September 30, 2000.

Corporate Client Group Services

Corporate Client Group services revenues increased to $116.5 million for the nine months ended September 30, 2001 from $109.6 million for the nine months ended September 30, 2000, an increase $6.9 million or 6.3%.

Initial listing revenues increased $2.7 million or 10.8% from $24.9 million in the nine months ended September 30, 2000 to $27.6 million in the nine months ended September 30, 2001. LAS revenues increased $1.9 million or 7.7% from $24.7 million in the nine months ended September 30, 2000 to $26.6 million in the nine months ended September 30, 2001.

Actual initial listing and LAS fees charged during the nine months ended September 30, 2001 decreased due to significantly reduced IPO activity and capital raising activity by current issuers. Initial listings on The Nasdaq Stock Market declined from 505 companies in the nine months ended September 30, 2000 to 101 companies in the nine months ended September 30, 2001. Initial listing fees charged decreased $36.6 million or 78.2% from $46.8 million in the nine months ended September 30, 2000 to $10.2 million in the nine months ended September 30, 2001. LAS fees charged decreased $14.8 million or 35.8% from $41.3 million in the nine months ended September 30, 2000 to $26.5 million in the nine months ended September 30, 2001.

Annual renewal revenues increased by $2.3 million or 3.9% from $59.3 million for the nine months ended September 30, 2000 to $61.6 million for the nine months ended September 30, 2001.

Other Revenues

Other revenues for the nine months ended September 30, 2001 totaled $42.6 million, up from $19.6 million in the nine months of 2000, an increase of $23.0 million or 117.3%. This growth was primarily due to increased trademark and licensing revenues related to the Nasdaq-100 Trust and related products.

DIRECT EXPENSES

Direct expenses increased 41.3% to $484.1 million for the nine months ended September 30, 2001 from $342.6 million for the nine months ended September 30, 2000.

Compensation and benefits expense increased to $131.1 million for the nine months ended September 30, 2001 from $91.9 million for the nine months ended September 30, 2000, an increase of $39.2 million or 42.7%. This increase is due to a number of factors, including the transfer of positions from the NASD associated with the restructuring, new positions required to support strategic initiatives, and severance and outplacement expenses associated with the staff reduction made during the period. In response to softening market conditions, Nasdaq implemented a staff reduction plan in June 2001 that eliminated 137 positions, or approximately 10% of the workforce.

Marketing and advertising expense decreased to $17.6 million for the nine months ended September 30, 2001 from $32.0 million for the nine months ended September 30, 2000, a decrease of $14.4 million or 45.0%, due to a reduced spring campaign and the postponement of the fall advertising campaign.

Depreciation and amortization expense increased $20.0 million or 43.9% to $65.6 million for the nine months ended September 30, 2001 from $45.6 million for the nine months ended September 30, 2000 due to a higher overall asset base to support current initiatives, such as SuperMontage and Primex.

Professional and contract services expense increased to $54.4 million for the nine months ended September 30, 2001 from $36.9 million for the nine months ended September 30, 2000, an increase of $17.5 million or 47.4%, in support of SuperMontage and Primex development, and future technology design planning.

Computer operations and data communications expense increased $33.4 million or 33.9% to $131.9 million for the nine months ended September 30, 2001 from $98.5 million for the nine months ended September 30, 2000. The computer operations component of the costs increased $6.5 million from the nine months ended September 30, 2000 to the nine months ended September 30, 2001 due to increases in maintenance to support a higher asset base. Data communications costs increased $26.9 million due to increased charges for upgraded bandwidth and processing speed that is commensurate with the increase in Nasdaq Workstation II revenues as discussed above.

Bad debt expense increased to $14.5 million for the nine months ended September 30, 2001 from $3.4 million for the nine months ended September 30, 2000 reflecting a $7.5 million reserve relating to the bankruptcy filing by Bridge Information Systems, Inc. Prior to its bankruptcy filing, Bridge Information Systems, Inc. was a vendor of Nasdaq's market information. The remaining increase in bad debt expense was commensurate with the growth of Nasdaq's accounts receivable.

Occupancy expense increased $8.4 million or 73.0% to $19.9 million for the nine months ended September 30, 2001 from $11.5 million for the nine months ended September 30, 2000. This increase was primarily due to Nasdaq's new corporate offices, located at One Liberty Plaza, New York, New York, new office space in Trumbull, Connecticut and the amortization of leasehold improvements to the Rockville, Maryland data center. These increased costs were slightly offset by an abatement due to closure of One Liberty Plaza on September 11th.

The remaining direct expenses increased $26.4 million or 115.8% to $49.2 million for the nine months ended September 30, 2001 from $22.8 million for the nine months ended September 30, 2000, due to increased travel and supply expenses from the expanded Nasdaq workforce, a write-off related to the impairment of certain assets taken during the second quarter of 2001, disaster expenses related to the terrorist attacks and losses in foreign equity investments.

SUPPORT COSTS

Support costs from related parties decreased by $14.1 million to $76.1 million for the nine months ended September 30, 2001 from $90.2 million for the nine months ended September 30, 2000. Surveillance and other regulatory charges from NASDR increased by $2.3 million to $61.7 million for the nine months ended September 30, 2001 from $59.4 million for the nine months ended September 30, 2000. Support costs from the NASD decreased $9.4 million to $25.3 million for the nine months ended September 30, 2001 from $34.7 million for the nine months ended September 30, 2000. In addition, contributing to the decrease was an increase in the amount of Nasdaq costs charged to the American Stock Exchange LLC of $7.0 million to $10.9 million for the nine months ended September 30, 2001 from $3.9 million for the nine months ended September 30, 2000.

INCOME TAXES

Nasdaq's income tax provision was $44.3 million for the nine months ended September 30, 2001 compared to $84.0 million for the nine months ended September 30, 2000. The effective tax rate was 45.2% for the nine months ended September 30, 2001 compared to 42.5% for the nine months ended September 30, 2000. The increase in Nasdaq's effective tax rate was primarily due to its foreign losses for which no tax benefit is taken, offset by the recognition of permanent items for tax advantaged items such as tax-exempt interest and dividends received deductions.

LIQUIDITY AND CAPITAL RESOURCES

SEPTEMBER 30, 2001 COMPARED TO DECEMBER 31, 2000

Cash and cash equivalents and available-for-sale securities totaled $558.6 million at September 30, 2001, an increase of $64.3 million from $494.3 million at December 31, 2000. Working capital increased $102.1 million to $534.9 million as of September 30, 2001, from $432.8 million as of December 31, 2000.

Cash and cash equivalents increased $66.8 million from December 31, 2000 to $329.1 million as of September 30, 2001, primarily due to cash provided by operating activities of $95.8 million and cash provided by financing activities of $43.5 million, partially offset by cash used in investing activities of $72.5 million.

For the nine months ended September 30, 2001, operating activities provided net cash inflows of $95.8 million, primarily due to cash received from customers of $629.0 million less cash paid to suppliers, employees, and related parties of $533.8 million and income taxes paid of $26.5 million.

Net cash used in investing activities was $72.5 million for the nine months ended September 30, 2001, due in part to capital expenditures related to SuperMontage, Primex, global initiatives and general capacity increases. The remaining cash used in investing activities is attributable to purchases of investments with the proceeds of the second phase of Nasdaq's private placement of Common Stock that closed in January 2001 and receipts from the sales and maturities of investments.

Cash provided by financing activities was approximately $43.5 million for the nine months ended September 30, 2001. On May 3, 2001, Nasdaq sold Subordinated Debentures to Hellman & Friedman, yielding gross proceeds of approximately $240.0 million. Nasdaq used the proceeds to repurchase 18,461,538 shares of Common Stock from the NASD for $13.00 per share for an aggregate purchase price of approximately $240.0 million. During this period, Nasdaq also received net proceeds from the second phase of its private placement that equaled approximately $63.7 million and repaid approximately $20.0 million to the venture partners who participated in Nasdaq Europe Planning Company Limited. Nasdaq will use the remaining proceeds from its financing activities to invest in new technology, implement and form strategic alliances, implement competitive pricing of its services and build its brand through marketing programs.

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

For a further discussion, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and
Qualitative Disclosure of Market Risk" included in Nasdaq's Registration Statement on Form 10, as amended.




                       THE NASDAQ STOCK MARKET, INC.

                        PART II - OTHER INFORMATION


ITEM 2   Changes in Securities and Use of Proceeds
         -----------------------------------------

(c) Nasdaq sold approximately 200,676 shares of Common Stock pursuant to The Nasdaq Stock Market, Inc. 2000 Employee Stock Purchase Plan to employees and officers of Nasdaq for an aggregate offering price of approximately $2.1 million. The foregoing sales of shares of Common Stock were made pursuant to Rule 701 under the Securities Act of 1933, as amended, which exempts issuances of securities under certain written compensatory employee benefit plans.




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


(b)      Reports on Form 8-K:

         The following reports on Form 8-K were filed during the three months ended September 30, 2001:


             1. On July 27, 2001, Nasdaq filed a Form 8-K, dated July 26, 2001, reporting under Item 5 thereof that Frank G. Zarb, effective on approval by the Board of Directors in September 2001, was stepping down as Chairman of Nasdaq and that Hardwick Simmons would succeed Mr. Zarb as Chairman.



                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           THE NASDAQ STOCK MARKET, INC.
                                           (Registrant)


Date:  November 14, 2001          By:      /s/ David P. Warren
                                           ----------------------------------
                                           Name:    David P. Warren
                                           Title:   Executive Vice President
                                                    and Chief Financial
                                                    Officer


Date:  November 14, 2001          By:      /s/ Edward S. Knight
                                           ----------------------------------
                                           Name:   Edward S. Knight
                                           Title:  Executive Vice President
                                                   and General Counsel