Form 10-K
period 2001-12-31
NASDAQ STOCK MARKET INC
filed 2002-03-28
CIK 1120193

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 000-32651

The Nasdaq Stock Market, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	52-1165937 (I.R.S. Employer Identification No.)
One Liberty Plaza New York, New York (Address of Principal Executive Offices)	10006 (Zip Code)

Registrant's telephone number, including area code:
 212-858-4001

Securities registered pursuant to Section 12(b) of the Act:

        None.

Securities registered pursuant to Section 12(g) of the Act:

        Common Stock, par value $.01 per share
(Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of the Nasdaq common stock ("Common Stock") held by non-affiliates of the registrant as of March 18, 2002 was $447,521,854. As of March 18, 2002, 34,424,758 shares of Common Stock were held by non-affiliates of Nasdaq. There is no public trading market for the Common Stock.

        On March 18, 2002, 78,439,660 shares of the registrant's Common Stock were outstanding (including shares of restricted Common Stock).

        DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's proxy statement for the annual stockholders' meeting to be held in 2002 are incorporated by reference into Part III.

i

        Certain statements in this annual report on Form 10-K contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, The Nasdaq Stock Market, Inc.'s ("Nasdaq") ability to implement its strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of December 31, 2001. Readers should carefully review this annual report in its entirety, including but not limited to Nasdaq's financial statements and the notes thereto and the risks described in "Item 1. Business—Risk Factors." Except for Nasdaq's ongoing obligations to disclose material information under the Federal securities laws, Nasdaq undertakes no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, Nasdaq claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Part I

Item 1.    Business.

Nasdaq Overview

        Nasdaq operates The Nasdaq Stock Market®, the world's largest electronic, screen-based equity securities market and the largest equity securities market in the world based on share volume. Since its inception in 1971, Nasdaq has been a leader in utilizing technology to democratize and extend the reach of the securities markets, with a current goal of becoming a truly global securities market.

        Nasdaq provides products and services in the following three principal categories:

  •
  Transaction services include collecting, processing, and disseminating price quotes of Nasdaq-listed securities, the routing and execution of buy and sell orders for Nasdaq-listed securities, and transaction reporting services. Market participants in The Nasdaq Stock Market, consisting of market makers, electronic communication networks ("ECNs"), and order entry firms, each of which is described below, are the users of Nasdaq's transaction services. For the year ended December 31, 2001, transaction services accounted for revenue of $408.8 million, which represented approximately 47.7% of Nasdaq's total revenue. See "—Products and Services—Transaction Services" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

  •
  Market information services provide varying levels of quote and trade information to data vendors, who in turn sell the information to the public. For the year ended December 31, 2001, market information services accounted for revenue of $240.5 million, which represented approximately 28.1% of Nasdaq's total revenue. See "—Products and Services—Market Information Services" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

  •
  Corporate Client Group services (formerly known as issuer services) provide information services and products to Nasdaq-listed companies and are responsible for obtaining new listings on The Nasdaq Stock Market. For the year ended December 31, 2001, Corporate Client Group services accounted for revenue of $156.1 million, which represented approximately 18.2% of Nasdaq's total revenue. See "—Products and Services—Corporate Client Group Services" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

        Nasdaq's market model is one of "open architecture." As a fully electronic market, The Nasdaq Stock Market does not have a central trading floor. Participation in the trading activities on The Nasdaq Stock Market is not limited to any fixed number of market participants. This allows a large number of broker-dealers with widely different business models and trading technologies to participate in the Nasdaq network and compete with one another. The Nasdaq network, called the "Enterprise Wide Network II," is a telecommunications network that Nasdaq uses to deliver transaction and market information services to its market participants. See "—Products and Services—Transaction Services." Market participants can access the Nasdaq network via the Nasdaq Workstation II, Nasdaq's proprietary operating system for the Nasdaq network, or through other customized operating systems. See "—Products and Services—Transaction Services—Access Services."

        Market makers, also known as dealers, provide liquidity (the ability of a stock to absorb a large amount of buying and selling without substantial movement in price) by standing ready to buy or sell securities at all times at publicly-quoted prices for their own account and by maintaining an inventory of securities for their customers. Market makers in a particular stock are required at all times to post their bid and offer prices (i.e., price at which they will buy and sell) into the Nasdaq network where they can be viewed and accessed by all market participants. Over 300 market makers participate in The Nasdaq Stock Market. On average, securities listed on The Nasdaq Stock Market have 14 market makers. The minimum number of market makers for any Nasdaq-listed stock is two and some securities have over 80 market makers.

        In addition to traditional market makers, the Nasdaq network also includes other broker-dealers operating as ECNs. ECNs provide electronic facilities for investors to trade directly with one another without going through a market maker. ECNs operate as order-matching and order-routing mechanisms and do not maintain inventories of securities themselves. Nasdaq also connects to other registered exchanges through SelectNet®, SOES,sm and SuperSoessm (each of which is described below) for Nasdaq-listed securities and through the Intermarket Trading System for exchange-listed securities. The flexibility of the Nasdaq network means that innovators with new trading technologies or strategies have an opportunity to implement them quickly in The Nasdaq Stock Market.

        An order entry firm is a broker-dealer, but not a market maker or an ECN. An order entry firm can use Nasdaq services to view price quotations and route customer orders for securities to a market maker or ECN posting quotes in The Nasdaq Stock Market for that security so that the orders can be executed.

        Nasdaq's electronic systems centralize the price quotations from all market participants in a given Nasdaq-listed stock to help them compete and allow them to choose with whom they are going to trade. Nasdaq also gathers the trade and quote information from all of these market participants and passes it on to data vendors who resell this information to the investment community and the general public.

        Nasdaq's total revenue in 2001 was $857.2 million, a 2.9% increase from $832.7 million in 2000. Nasdaq's net income increased 73.8% in 2001 to $40.5 million from $23.3 million in 2000. Total revenue and net income numbers reflect a change in accounting principle adopted as of January 1, 2000 ("Change in Accounting Principle"). See "Item 6. Selected Consolidated Financial Data," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Consolidated Financial Statements—Note 4." Nasdaq's growth and operating results are directly affected by the trading volume of Nasdaq-listed securities and the number of companies listed on The Nasdaq Stock Market. The following table illustrates Nasdaq's performance:

	For the 12 months ended December 31, 2001			For the 12 months ended December 31, 2000
	The Nasdaq National MarketSM tier	The Nasdaq SmallCapSM tier	The Nasdaq Stock Market	The Nasdaq National Market tier	The Nasdaq SmallCap tier	The Nasdaq Stock Market
Total share volume (billions)	465.5	5.7	471.2	424.0	18.8	442.8
Percentage of total shares traded in the primary United States markets	—	—	59.3%	—	—	61.6%
Dollar volume of equity securities traded on The Nasdaq Stock Market (billions)	$10,913.8	$20.8	$10,934.6	$20,273.7	$121.7	$20,395.4
Percentage of dollar volume of all equity securities traded in the primary United States markets	—	—	49.2%	—	—	62.9%
Average daily share volume (millions)	1,877.2	22.8	1,900.0	1,682.4	74.5	1,756.9
Average daily dollar volume (billions)	$44.0	$0.1	$44.1	$80.5	$0.5	$81.0
Number of Nasdaq-listed companies (at year end)	3,351	758	4,109	3,827	907	4,734
Total domestic shares outstanding (billions) (at year end)	150.9	6.2	157.1	156.3	7.9	164.2
Market value of Nasdaq-listed companies (billions) (at year end)	$2,837.8	$62.1	$2,899.9	$3,579.4	$17.7	$3,597.1

        As of December 31, 2001 there were 4,109 companies listed on The Nasdaq Stock Market, consisting of 3,351 companies listed on The Nasdaq National Market tier and 758 on The Nasdaq SmallCap Market tier. As of December 31, 2001, The Nasdaq Stock Market was home to the highest percentage of publicly-traded technology and service companies in the U.S., including approximately 77% of computer hardware and peripherals companies, 96% of computer networking companies, 85% of computer software and data processing companies, 87% of semiconductor companies, 67% of telecommunications companies, and 82% of biotechnology and health care companies. In addition, as of December 31, 2001, there were 447 foreign companies listed on The Nasdaq Stock Market, consisting of 355 foreign companies listed on The Nasdaq National Market tier and 92 on The Nasdaq SmallCap Market tier. The number of listed companies includes those companies that may have otherwise been subject to delisting if not for a temporary suspension of certain listing standards during the period between September 26, 2001 and January 2, 2002. See "—Products and Services—Corporate Client Group Services."

Nasdaq's History and Structure

        Founded in 1971, Nasdaq was a wholly-owned subsidiary of the National Association of Securities Dealers, Inc. (the "NASD") until June 2000. The NASD, which operates subject to the oversight of the

U.S. Securities and Exchange Commission (the "SEC"), is the largest self-regulatory organization ("SRO") in the United States with a membership that includes virtually every broker-dealer that engages in the securities business with the U.S. public. The NASD must retain voting control over Nasdaq until such time as Nasdaq may be approved by the SEC for registration as a national securities exchange ("Exchange Registration"), as discussed below.

        In 2000, the NASD implemented a separation of Nasdaq from the NASD by restructuring and broadening the ownership in Nasdaq (the "Restructuring") through a two-phase private placement of securities commencing in June 2000. The principal goals of the Restructuring, among others, were to (i) raise proceeds to create a financially stronger Nasdaq better able to invest in new technologies and address competitive challenges and global opportunities, (ii) raise proceeds to support the operations of the NASD, which would remain the principal SRO responsible for the securities markets, and (iii) realign strategically the ownership of Nasdaq by enlisting a broad class of strategic investors interested in Nasdaq's long-term success. In the private placements, (i) the NASD sold (A) an aggregate of 10,806,494 warrants to purchase an aggregate amount of 43,225,976 shares of outstanding Nasdaq Common Stock and (B) 4,543,591 shares of outstanding Nasdaq Common Stock and (ii) Nasdaq sold an aggregate of 28,692,543 newly-issued shares of Common Stock to investors. Securities in the private placements were offered to all NASD members, certain issuers listed on The Nasdaq Stock Market, and certain investment companies. All of the securities sold in the private placements are subject to restrictions on transfer until June 2002, and are subject to certain additional restrictions in the event of an initial public offering ("IPO") of the Common Stock. As a result of the private placements of its Common Stock, Nasdaq became a reporting company pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), on June 29, 2001, and became subject to the reporting requirements under Sections 13, 14 and 16 of the Exchange Act.

        As a continuation of the Restructuring, Nasdaq repurchased 18,461,538 shares of Common Stock from the NASD on May 3, 2001, for an aggregate purchase price of $240.0 million. On March 8, 2002, Nasdaq completed a two stage repurchase of an additional 33,768,895 shares of Common Stock owned by the NASD, which represented all of the outstanding shares of Common Stock owned by the NASD, except for the 43,225,976 shares of Common Stock underlying the warrants issued by the NASD in the private placements. Nasdaq purchased these shares of Common Stock for $305.2 million in aggregate cash consideration, 1,338,402 shares of Nasdaq's Series A Cumulative Preferred Stock and one share of Nasdaq's Series B Preferred Stock (the "Repurchase"). The NASD owns all of the outstanding shares of the Series A and Series B Preferred Stock. All of the shares of Common Stock repurchased by Nasdaq from the NASD are no longer outstanding.

        In connection with the Restructuring, Nasdaq has filed an application with the SEC for Exchange Registration. In general, Exchange Registration is a change in legal status for Nasdaq as opposed to a change in the way Nasdaq operates. Nasdaq's application for Exchange Registration was published by the SEC for public comment in 2001. Information relating to Nasdaq's application can be found at the SEC's web site at http://www.sec.gov/rules/other/34-44396.htm. In November 2001, Nasdaq agreed to an indefinite extension of the date by which the SEC must approve Nasdaq's application or begin proceedings to determine whether the application should be denied. In December 2001, Nasdaq filed a written response with the SEC that addresses issues raised in the public comment letters. There is no assurance that Nasdaq's application for Exchange Registration will be granted or as to the exact timing of Exchange Registration. See "—Risk Factors—The SEC may challenge or not approve Nasdaq's plan to become a national securities exchange or it may require changes in the manner Nasdaq conducts its business before granting this approval."

        In connection with Exchange Registration, the SEC is conducting a review of Nasdaq's current rules and operations. The SEC has stated that its approval of Exchange Registration is linked to the NASD's ability to provide an alternative display facility to NASD members to assist in the quotation and transaction reporting of exchange-listed securities ("Alternative Display Facility"). Specifically, in its Notice of Filing of Application for Registration as a National Securities Exchange dated June 7, 2001, the SEC states, "... Nasdaq's exchange registration has implications for the NASD which, as a national securities association, will continue to be required to collect bids, offers, and quotation sizes for those entities seeking to trade listed securities, including Nasdaq securities, otherwise than on a national securities exchange. The Commission notes that the NASD's quotation and transaction reporting facility must be operational upon Nasdaq's exchange registration." (Footnote omitted). The NASD has retained a third-party vendor to assist it in the establishment of this facility and contemplates that the Alternative Display Facility will not be operational until at least the second quarter of 2002.

        Until such time as Nasdaq may obtain Exchange Registration, Nasdaq's legal authority to operate as a stock market is delegated to it by the NASD under a plan approved by the SEC (the "Delegation Plan"). Although Nasdaq exercises primary responsibility for market-related functions, including market-related rulemaking, all actions taken by Nasdaq pursuant to its delegated authority are subject to review, ratification or rejection by the NASD. In addition, the Delegation Plan requires that the NASD retain greater than 50% of the voting control over Nasdaq. The share of Series B Preferred Stock issued to the NASD in the Repurchase will ensure that the NASD maintains voting control until Exchange Registration. The voting power of the share of Series B Preferred Stock is recalculated for each matter presented to stockholders as of the record date for the determination of the stockholders entitled to vote on the matter. The NASD, as holder of the share of Series B Preferred Stock, will be entitled to cast the number of votes that, together with all other votes that the NASD is entitled to vote by virtue of ownership, proxies or voting trusts, enables the NASD to cast one vote more than one-half of all votes entitled to be cast by stockholders. In addition, the shares of Common Stock underlying unexercised and unexpired warrants as well as shares of Common Stock purchased through the valid exercise of warrants, will be voted by a trustee at the direction of the NASD until Exchange Registration. Shares of Series A Preferred Stock do not have voting rights, except for the right as a class to elect two new directors to the Board of Directors at any time distributions on the Series A Preferred Stock are in arrears for four consecutive quarters and as otherwise required by Delaware law. If Nasdaq obtains Exchange Registration, the share of Series B Preferred Stock will lose its voting rights and will be redeemed by Nasdaq. Nasdaq may redeem the shares of Series A Preferred Stock at any time after Exchange Registration and is required to use the net proceeds from an IPO, and upon the occurrence of certain other events, to redeem all or a portion of the Series A Preferred Stock.

        If Nasdaq obtains Exchange Registration it will receive its own SRO status, separate from that of the NASD. Pursuant to the Exchange Act, SROs include any registered national securities exchange, registered securities association (of which the NASD is currently the only one), or registered clearing agency, or, for certain purposes, the Municipal Securities Rulemaking Board. In general, an SRO is responsible for regulating its members through the adoption and enforcement of rules and regulations governing the business conduct of its members. As an SRO, Nasdaq will have its own rules pertaining to its members and listed companies regarding listing, membership, and trading that are distinct and separate from those rules applicable generally to broker-dealers as administered by the NASD. Broker-dealers will be able to choose to become members of Nasdaq, in addition to their other SRO memberships, including membership in the NASD.

        Whether or not Nasdaq is granted Exchange Registration is not expected to have a financial impact on Nasdaq in the short-term. In the long-term, however, Exchange Registration is expected to improve the competitive position of Nasdaq. As an exchange, Nasdaq will no longer have to share revenue from certain proprietary products with certain other exchanges. An independent Nasdaq will have greater access to the capital markets in order to raise funds for service enhancements and increased flexibility to use its Common Stock in connection with acquisitions or other strategic partnerships.

Industry Overview

        The securities market industry historically has included The Nasdaq Stock Market, the larger traditional stock exchanges, such as the NYSE and Amex, and a number of regional exchanges. Some of these regional exchanges have a few exclusive "local" securities, but most compete in the business of trading the more active NYSE-, Nasdaq-, and Amex-listed securities. The regional exchanges include the Boston, Chicago, Cincinnati, Pacific, and Philadelphia exchanges.

        Regulatory and technological developments have led to gradual changes in the industry and have resulted in greater competition in the trading of securities. The emergence of alternative trading systems—a term that refers generally to internal trading systems that are designed to match buyers and sellers of securities on an agency basis and includes ECNs—has provided an additional venue for investors to transact certain trades. Nasdaq encourages the use of internal or alternative systems to trade securities and considers these systems an important component of The Nasdaq Stock Market in that they report trades through The Nasdaq Stock Market, display their best bid and offer on the market, and transact on The Nasdaq Stock Market. For the year ended December 31, 2001, trades executed by ECNs amounted to approximately 32.4% of the total share volume on The Nasdaq Stock Market and approximately 37.4% of the total dollar volume on The Nasdaq Stock Market.

        The following table sets forth information comparing the primary U.S. markets for 2001 and 2000:

	For the 12 months ended December 31, 2001			For the 12 months ended December 31, 2000
	The Nasdaq Stock Market	NYSE	Amex	The Nasdaq Stock Market	NYSE	Amex
Total share volume (billions)	471.2	307.5	16.3	442.8	262.5	13.3
Total dollar volume (trillions)	$10.9	$10.5	$0.8	$20.4	$11.1	$1.0
Average daily share volume (billions)	1.9	1.2	0.1	1.8	1.0	0.1
Average daily dollar volume (billions)	$44.1	$42.3	$3.3	$81.0	$43.9	$3.8
Number of listed companies (at year end)	4,109	2,798	691	4,734	2,862	765

National Market System

        In the 1970s, Congress passed legislation and the SEC adopted rules to create a national market system to disseminate market information. As a result, participants in U.S. securities markets have access to a consolidated stream of quotation and transaction information from all the exchanges and The Nasdaq Stock Market (acting under the Delegation Plan) for most equity securities. The exchanges and The Nasdaq Stock Market act jointly to collect and disseminate this information under national market system plans approved by the SEC. The price and transaction information collected under these national market system plans is sold for a fee to data vendors, who in turn sell the information to the public. These fees are referred to as "Tape Fees." After costs are deducted, the Tape Fees are distributed among the participants in each of the national market system plans based on their transaction volume. The national market system plans include:

  •
  The Nasdaq Unlisted Trading Privileges Plan ("UTP Plan"), which collects and disseminates price and transaction information for securities listed on The Nasdaq Stock Market. Members of the plan are the NASD and certain regional exchanges.

  •
  The Consolidated Quotation Plan, which collects and disseminates quotation information for securities listed on the NYSE and Amex. All of the exchanges and the NASD are members of this plan.

  •
  The Consolidated Tape Association Plan, which collects and disseminates transaction information for NYSE and Amex securities. All of the exchanges and the NASD are members of this plan.

  •
  The Intermarket Trading System, which is a communications system that allows orders to be sent to the exchange or market quoting the best price. All of the exchanges and the NASD are members of the Intermarket Trading System Plan.

        Nasdaq, operating under the Delegation Plan, currently acts on behalf of the NASD in each of these plans and intends to become a member in its own right of each of these plans when and if it becomes an exchange.

Products and Services

        Nasdaq's products and services fall into three principal categories:

  (1)
  Transaction services;

  (2)
  Market information services; and

  (3)
  Corporate Client Group services.

        Transaction Services.    Transaction services are the core set of products designed to provide market participants with access to The Nasdaq Stock Market, quoting and trading capabilities, and post-trade services such as trade reporting and risk management. In addition, Nasdaq provides transaction services for securities authorized for trading on the OTC Bulletin Board Service® ("OTC Bulletin Board") as well as exchange-listed securities that are traded in the over-the-counter market by NASD members. See "—Other Products and Markets—Nasdaq InterMarket" and "—OTC Bulletin Board."

        All of Nasdaq's market participants are connected over an Enterprise Wide Network jointly designed and managed by Nasdaq and WorldCom, Inc. ("WorldCom"). Nasdaq entered into a six-year contract with WorldCom in 1997 to design and support the network. WorldCom charges Nasdaq monthly for use of the network. The network is scalable and reliable, supporting trading of up to eight billion shares per day. Each market participant is connected to The Nasdaq Stock Market through multiple connections to greatly reduce the risk of connection failure. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results Operations—Contractual Obligations and Contingent Commitments" and "Consolidated Financial Statements Note 16."

        Access Services. Nasdaq provides access to its execution and trade reporting systems through four products: Nasdaq Workstation II; the Application Program Interface that allows firms to create their own interface to The Nasdaq Stock Market; a Computer-to-Computer Interface ("CTCI") that provides for automated order entry, trade reporting and routing; and the Nasdaq Workstation WebLink system that provides browser-based access to The Nasdaq Stock Market via the Internet.

        Nasdaq Workstation II, introduced in 1995, is a software product that is installed on approximately 6,800 computer desktops to provide market participants with access to Nasdaq transaction services. Nasdaq Workstation II is designed to provide a fast, flexible, reliable, and convenient trading environment capable of running on a variety of computers. In addition to the Nasdaq Workstation II, the Application Program Interface allows approximately 2,800 users to access The Nasdaq Stock Market over customized interfaces developed by market participants. Using the Application Program Interface, a firm can connect their internal systems to The Nasdaq Stock Market for order and position management. Access to The Nasdaq Stock Market via the Application Program Interface represents a growing trend among Nasdaq market participants. Application Program Interface usage grew 29% during the year ended December 31, 2001.

        For the years ended December 31, 2001, 2000, and 1999, Nasdaq's total revenue from Nasdaq Workstation II and the Application Program Interface was $146.2 million, $121.6 million, and

$87.6 million, respectively. Nasdaq Workstation II and Application Program Interface fees accounted for approximately 17.1% of Nasdaq's total revenue for the year ended December 31, 2001.

        Nasdaq also provides CTCI for users to report trades, enter orders into SuperSoes and receive execution messages through SelectNet. The CTCI links The Nasdaq Stock Market to automated firm systems. CTCI revenue accounted for less than 2% of Nasdaq's total revenue for the year ended December 31, 2001 and less than 1% of Nasdaq's total revenue for the years ended December 31, 2000 and 1999, respectively.

        In February 2001, Nasdaq introduced an Internet browser-based system, Workstation WebLink, for small order-entry and market making firms. Workstation WebLink provides small firms with a low-cost option for performing basic trade reporting and risk management functions as well as order routing. For the year ending December 31, 2001, Workstation WebLink was utilized by over 400 users and accounted for less than 1% of revenue.

        Quoting and Trading. As part of its price discovery function, Nasdaq provides collection, processing, and dissemination of price quotations of Nasdaq-listed securities to its market participants. Price quotations are made up of two parts—the bid and the offer. The bid is the displayed price at which the quoting market maker or ECN is prepared to buy the security from any seller in the marketplace. The offer is the displayed price at which the quoting market maker or ECN is prepared to sell the security to any buyer in the marketplace. Since market makers and ECNs may wish to pay differing amounts to buy or sell a particular security, Nasdaq looks at all the price quotations of the market makers and ECNs in that security and independently ranks the bids and offers so that one can easily determine the one who is willing to sell the security for the lowest price and the one who is willing to buy the security at the highest price. This combination of the best bid and the best offer is the "inside market" or "inside quote." Included in the price quotations collected by Nasdaq are the quotes of the exchanges that trade Nasdaq-listed securities under the UTP Plan. As of March 20, 2002, the Chicago Stock Exchange, the Cincinnati Stock Exchange, and the Boston Stock Exchange display quotes on The Nasdaq Stock Market pursuant to the UTP Plan. Amex and the Philadelphia Stock Exchange have announced their intention to begin displaying Nasdaq quotes in the near future.

        Once price quotations have been entered into the Nasdaq system, Nasdaq processes the price quotations by updating the posted price and size (i.e., number of shares the posting party will buy or sell at that price) in response to messages received from the party posting the price quotation. Only registered market makers, ECNs, and UTP Plan participants have the ability to post and adjust quotations in the Nasdaq system. As of February 1, 2002, Nasdaq began charging market makers and ECNs a fee each time they update a quotation.

        Nasdaq provides electronic routing of buy and sell orders for Nasdaq-listed securities to and from a market maker or ECN and the execution of those orders through the use of automated systems. Order routing and execution are the terms generally used to describe how orders to buy and sell securities are directed to market participants as well as how these orders are handled once they reach their destination. Order routing refers to the act of transmitting orders to another market participant for action. Order execution is a legally binding step in which orders are executed, or responded to, once received by a market participant. During the last few years Nasdaq has experienced increased usage of its electronic order routing and execution systems. Approximately 31% of Nasdaq's share volume (based on the aggregate number of shares traded) comes from orders routed and executed using a Nasdaq system. The remaining 69% comes from market participants' internal or alternative trading systems.

        Nasdaq has the following systems that provide for order routing and/or execution:

  •
  The Nasdaq National Market Execution System (also known as "SuperSoessm") is a new and improved system for the execution of buy and sell orders designed to provide automatic execution capability for market makers, ECNs and all their institutional and retail customers, and streamline Nasdaq's transaction systems. The SuperSoes system is only available for securities listed on The Nasdaq National Market. Securities listed on The Nasdaq SmallCap Market continue to be traded through the Small Order Execution System ("SOESsm") and SelectNet (which are described below). SuperSoes was fully implemented on July 30, 2001. SuperSoes combines features of SelectNet and SOES. Like SOES, SuperSoes permits the automatic execution of trades against the best price quotations of other market participants in The Nasdaq National Market without the need for an agreement to trade from the party providing the price quotation. SuperSoes also relaxes the usage restrictions of SOES, including the share size restriction. This system allows the entry of single orders of up to 999,999 shares as opposed to the SOES limit of 1,000 shares. In addition, the time delay between executions of trades with the same market maker at the same price for a single security is eliminated.

    The fees for SuperSoes are charged on a per transaction basis and consist of an entry charge per order and an execution charge per share. In certain circumstances Nasdaq rebates a portion of the per share execution charge it receives to market participants whose quotation is accessed through SuperSoes. For the year ended December 31, 2001, Nasdaq's total revenue from SuperSoes was $32.3 million. SuperSoes accounted for approximately 3.8% of Nasdaq's total revenue for the year ended December 31, 2001. During the fourth quarter of 2001, its first full quarter of operation, SuperSoes accounted for total revenue of $26.7 million, approximately 12.4% of Nasdaq's total revenue for the quarter.

  •
  SelectNet is an automated Nasdaq service that facilitates order execution by linking all market participants that trade Nasdaq-listed securities. Prior to the implementation of SuperSoes, SelectNet was the primary system that market makers used to trade with one another. It is also the primary Nasdaq system used to access ECN price quotations and through which ECNs receive the price quotations of other market makers. SelectNet operates as a messaging system, allowing market participants to direct an order message to a particular counter-party or to broadcast such an order to all market participants offering to buy or sell a security at a particular or market price. SelectNet provides market participants with the capability to independently negotiate the terms of trades.

  Since the implementation of SuperSoes, SelectNet has become primarily a tool to be used by market makers to negotiate trades. Market makers are now prohibited from sending each other SelectNet messages that obligate the receiving party to a trade. However, market makers that wish to trade with ECNs still have the ability to send SelectNet order messages that may be executed upon the ECNs' agreement to trade. ECNs also have the option to use SuperSoes to elect to receive automatic executions against their price quotations, unlike market makers who are mandated to provide automatic executions against their price quotation. If ECNs so elect, they are protected from receiving SelectNet order messages priced and sized in a manner that would obligate the ECN to a trade in response to the SelectNet order message.

  SelectNet fees are charged on a per transaction basis and consist of an entry charge per order and a graduated execution charge per trade that decreases as the originating party's total number of monthly executions increases. For the years ended December 31, 2001, 2000, and 1999 Nasdaq's total revenue from SelectNet was $87.1 million, $113.5 million, and $83.1 million, respectively. SelectNet accounted for approximately 10.2% of Nasdaq's total revenue for the year ended December 31, 2001. In the fourth quarter of 2001, the first full quarter during which SuperSoes was operational, Nasdaq's total revenue from SelectNet was $11.3 million, approximately 5.2% of Nasdaq's total revenue.

  •
  SOES routes small orders of public customers to market makers and, based on their quotes, immediately executes trades without a formal response from the market maker. The SOES system is restricted to orders of no greater than 1,000 shares and cannot be used by market makers for their own trading activity. As of August 1, 2001, SOES is only available to trade securities listed on The Nasdaq SmallCap Market. It is also not available to access ECN price quotations or for ECNs to receive the price quotations of other market participants. SOES fees are charged to the originating party on a per transaction basis, with graduated fees per trade that decrease based on monthly activity. For the years ended December 31, 2001, 2000, and 1999, Nasdaq's total revenue from SOES was $26.1 million, $32.2 million, and $19.7 million, respectively. SOES accounted for approximately 3.0% of Nasdaq's total revenue for the year ended December 31, 2001. In the fourth quarter of 2001, the first full quarter during which SuperSoes was operational, SOES accounted for less than 1% of Nasdaq's total revenue. SOES revenue is not anticipated to be material in future periods.

  •
  Advanced Computerized Execution System ("ACES") is an order routing service that is used by market makers to execute order flow from order entry firms. Order entry firms generally route buy and sell orders to the best price quotes displayed in the market or enter into agreements with a particular market maker where the market maker agrees to fill the order entry firm's orders at the best price displayed in the market. Order entry firms can route buy and sell orders directly to specified market makers through Nasdaq Workstation II or their own proprietary systems. These orders are executed within the market makers' internal trading systems and execution reports are routed back to the order entry firms. ACES is often used by market makers to connect with firms whose order volume is too low to justify the fixed costs of establishing a proprietary network linkage. ACES fees are charged to the market maker only, and consist of graduated activity fees per execution that decrease as the market maker's number of executions per month increases. ACES accounted for less than 1% of Nasdaq's total revenue for the year ended December 31, 2001, and approximately 2.1% and 2.2% for the years ended December 31, 2000 and 1999, respectively.

  •
  Computer Assisted Execution Systemsm ("CAESsm") is the transaction service system for Nasdaq InterMarket, which is an electronic marketplace where NASD members can trade securities listed on the NYSE or Amex. CAES is linked to the Intermarket Trading System. CAES allows users to direct orders in exchange-listed securities to other Nasdaq InterMarket market makers for automated response and execution, and also provides access to the Intermarket Trading System. The Intermarket Trading System is a communications system that allows exchange-designated dealers, exchange floor brokers, and NASD members to send orders for execution to the market quoting the best price. Nasdaq charges Nasdaq InterMarket participants a monthly fee per terminal to access to both systems (CAES/Intermarket Trading System). In addition, a per transaction fee is charged to the originating party (i.e., the sender). CAES and Intermarket Trading System fees accounted for less than 1% of Nasdaq's total revenue for the years ended December 31, 2001, 2000, and 1999.

  •
  Primex Auction Systemtm ("Primex") provides investors and market makers with a new electronic auction trading platform. Primex allows users to seek price improvement opportunities by electronically exposing orders to market participants who compete for the orders at prices at, and within, the prevailing national best bid or offer. Primex is operated pursuant to an agreement between Nasdaq and Primex Trading N.A., LLC, and began operation on December 17, 2001. During the pilot phase, which is scheduled to be completed on March 31, 2002, 194 securities may be traded on Primex, including the securities that make up the Nasdaq-100 Index®, Dow Jones Industrial Average, and Standard & Poor's 100 Index. Nasdaq imposes a monthly fee to access Primex, which will vary based on the method used to access the system. Nasdaq charges execution fees to parties executing trades on shares available in the system. No execution fees are charged for submitting orders that provide liquidity to the system.

    Nasdaq has waived all fees associated with linking to, and transacting in, Primex for the duration of the pilot phase.

        Post-Trade Services—Automated Confirmation Transaction Servicesm ("ACTsm").    U.S. securities laws require that all registered stock exchanges and securities associations establish a transaction reporting plan for the central collection of price and volume information concerning trades executed in those markets. Transactions in Nasdaq-listed securities, exchange-listed securities traded over-the-counter, and other equity securities traded over-the-counter have traditionally been reported to the ACT system, Nasdaq's automated trade reporting and reconciliation service that electronically facilitates the post-execution steps of price and volume reporting, comparison, and clearing of trades. A protocol establishes which of the two parties to the trade is responsible for trade reporting, and NASD rules govern the timeliness of trade submission and the information required on each trade report.

        ACT provides three primary revenue-generating services: trade reporting, trade comparison, and risk management. The majority of trades reported to Nasdaq are locked-in externally from the ACT system, and are submitted for reporting purposes only. These transaction reports are assessed a nominal reporting fee. Trades that require ACT to match and lock-in the two parties to the trade generally are assessed a higher fee based upon the number of shares traded. A fee for the ACT risk management service is also applied to some of the transactions reported to ACT. This fee is assessed to the firms that clear for each of the parties to the trade, provided that the trading parties are not designated as self-clearing firms. A cap on ACT risk management fees was introduced in April 2000, limiting a clearing firm's monthly payment for each of its trading firms (correspondents) to $10,000. With the cap in place for the entire 2001 fiscal year, risk management revenue declined by approximately 50% from fiscal year 2000.

        For the years ended December 31, 2001, 2000, and 1999, Nasdaq's total revenue from ACT was $87.3 million, $100.0 million, and $68.1 million, respectively. ACT fees accounted for approximately 10.2% of Nasdaq's total revenue for the year ended December 31, 2001.

        For the years ended December 31, 2001, 2000, and 1999, Nasdaq's total revenue from transaction services was $408.8 million, $395.1 million, and $283.7 million, respectively. Transaction services accounted for approximately 47.7% of Nasdaq's total revenue for the year ended December 31, 2001.

        Market Information Services.    As a market operator, Nasdaq collects and disseminates price quotations and information regarding price and volume of executed trades. Market participants in The Nasdaq Stock Market have real-time access to quote and trade data. Interested parties that are not direct market participants in The Nasdaq Stock Market also can receive real-time information through a number of market information services products.

        Nasdaq has two primary market information products designed to provide the varying levels of detail desired by different broker-dealers and their customers. The first product is known as Level 1. This product provides subscribers with the current inside quote and most recent price at which the last sale or purchase was transacted for a specific security. Professional subscribers, e.g., broker-dealers and other employees of broker-dealers, to this product pay a monthly fee per terminal for the service, which is typically delivered to the subscriber through a third-party data vendor. A vendor or a broker-dealer can provide non-professional customers, i.e., individual investors, with Level 1 information at a reduced fee calculated on a per query basis or a flat monthly fee per user. Although the growth in on-line investing in recent years increased the usage of these fee structures by on-line brokerage firms and other Internet services, weaker economic and market conditions in 2001 caused a substantial reduction in Level 1 revenue due to a decrease in demand for non-professional per query service.

        For the years ended December 31, 2001, 2000, and 1999, Nasdaq's revenue from Level 1 fees was $140.8 million, $159.6 million, and $135.0 million, respectively. Nasdaq's Level 1 fees accounted for approximately 16.4% of Nasdaq's total revenue for the year ended December 31, 2001.

        The second market information product, the Nasdaq Quotation Dissemination Service, provides subscribers with the quotes of each individual market maker and ECN, in addition to the inside quotes and last transaction price. The fee for this service is priced on a per terminal per month basis, with professional subscribers paying a higher monthly per terminal fee than non-professional customers. Professional subscribers can also access historical data via a subscription to Nasdaq Trader, a non-UTP Plan product.

        For the years ended December 31, 2001, 2000, and 1999, Nasdaq's revenue from Nasdaq Quotation Dissemination Service fees was $61.0 million, $74.8 million, and $32.5 million, respectively. The reduction in Nasdaq's revenue from the Nasdaq Quotation Dissemination Service in 2001 reflects the introduction of a reduced non-professional service fee. Nasdaq Quotation Dissemination Service fees accounted for approximately 7.1% of Nasdaq's total revenue for the year ended December 31, 2001.

        In addition, Nasdaq serves as a securities information processor ("SIP") for purposes of collecting and disseminating quotation and last sale information for all transactions in securities listed on The Nasdaq Stock Market. In creating the national market system, Congress intended for participants in U.S. securities markets to have access to a consolidated stream of quotation and transaction information for the exchanges and The Nasdaq Stock Market. To accomplish this objective, SIPs consolidate information with respect to quotations and transactions in order to increase information availability and thus create the opportunity for a more transparent and effective market. Nasdaq is the exclusive SIP pursuant to the UTP Plan. Under the UTP Plan, as recently amended, each participant can quote and trade any securities from The Nasdaq Stock Market, and Nasdaq collects quotation and last sale information from competing exchanges (currently the Boston Stock Exchange, the Chicago Stock Exchange, and the Cincinnati Stock Exchange actively compete and Amex and the Philadelphia Stock Exchange have announced plans to compete) and consolidates such information with the information for all the securities listed on The Nasdaq Stock Market. Nasdaq sells this information to vendors in exchange for Tape Fees, and the data vendors in turn sell the last sale and quotation data publicly. Under the revenue sharing provision of the UTP Plan, Nasdaq is permitted to deduct certain costs associated with acting as an exclusive SIP from the total amount of Tape Fees collected. After these costs are deducted from the Tape Fees, Nasdaq distributes to the respective UTP Plan participants their share of Tape Fees based on a combination of their respective trade volume and share volume.

        Currently, the NASD receives a share of Tape Fees based on trade volume and share volume of transactions effected on or reported to The Nasdaq Stock Market and distributes this share to Nasdaq. In anticipation of Nasdaq's registration as a national securities exchange, UTP Plan participants are currently negotiating an amendment to the UTP Plan that would make Nasdaq a direct participant in the UTP Plan and allow Nasdaq to receive a share of Tape Fees directly from the SIP.

        While Nasdaq is currently the exclusive SIP for the UTP Plan, it is engaged with the other UTP Plan participants in a Request-for-Proposal process to select a new SIP. This process is the result of the SEC's conditions for extending the UTP Plan beyond its March 2001 termination date. The SEC has required that there be good faith negotiations among the UTP Plan participants on a revised UTP Plan that provides for either (i) a fully viable alternative exclusive SIP for all The Nasdaq National Market securities, or (ii) a fully viable alternative non-exclusive SIP. To avoid conflicts of interest, the SEC cautioned that, in the event the revised UTP Plan provides for an exclusive SIP, a UTP Plan participant—particularly Nasdaq—should not operate as the exclusive SIP unless (i) the SIP is chosen on the basis of bona fide competitive bidding and the participant submits the successful bid, and

(ii) any decision to award a contract to a UTP Plan participant, and any ensuing renewal of such contract, is made without that UTP Plan participant's direct or indirect voting participation. The UTP Plan participants unanimously approved the Request-for-Proposal on November 7, 2001. The Request-for-Proposal was mailed to prospective bidders, and seven bidders submitted proposals prior to the submission deadline of January 8, 2002. Nasdaq did not submit a bid proposal. The UTP Plan participants currently are reviewing the proposals and it is likely that the new SIP will be operational in early 2003.

        Nasdaq does not expect its revenue to be affected if it loses its status as an exclusive SIP and no longer serves as a SIP; however, a different SIP operator could have higher operating costs than Nasdaq, leaving less net revenue available for UTP Plan participants including Nasdaq. See "—Risk Factors—Nasdaq's share of net revenue from Tape Fees may decrease once Nasdaq loses its status as the exclusive SIP under the UTP Plan."

        For the years ended December 31, 2001, 2000, and 1999, Nasdaq's total revenue from market information services was $240.5 million, $258.3 million, and $186.5 million, respectively. Market information services accounted for approximately 28.1% of Nasdaq's total revenue for the year ended December 31, 2001.

        Corporate Client Group Services.    Corporate Client Group services provide information services and products to Nasdaq-listed companies and are responsible for obtaining new listings on The Nasdaq Stock Market. The Nasdaq Stock Market has historically attracted traditional growth companies and, as of December 31, 2001, was home to the highest percentage of publicly-traded technology and service companies in the U.S.

        On December 31, 2001, 4,109 companies were listed on The Nasdaq Stock Market. For the year ended December 31, 2001, 145 new companies listed on The Nasdaq Stock Market, 116 on The Nasdaq National Market and 29 on The Nasdaq SmallCap Market. For the year ended December 31, 2000, 605 new companies listed on The Nasdaq Stock Market, 511 on The Nasdaq National Market, and 94 on The Nasdaq SmallCap Market.

        During 2001, 63 IPOs, approximately 62% of all IPOs on primary U.S. markets during this period, listed on The Nasdaq Stock Market. These IPOs raised over $7.8 billion, approximately 18% of the total dollar value raised in U.S. IPOs during this period. Of all U.S. IPOs during the year ended December 31, 2000, 397 companies, approximately 88% of U.S. IPOs during this period, listed on The Nasdaq Stock Market. The reduction in The Nasdaq Stock Market's percentage of U.S. IPOs during 2001 reflects a decline in general market and economic conditions, which has impacted the ability of traditional growth companies to access the public equity markets. In addition, during this period there was an increased number of IPOs of companies being spun-off from public companies that, in general, have not operated in traditional growth industries. Of the 12 spin-offs during 2001, 10 of the spin-offs were subsidiaries of NYSE-listed companies, seven of which also listed on the NYSE. During the year ended December 31, 2001, these 12 spin-offs accounted for approximately 12% of all U.S. IPOs and approximately 39% of the total dollar value raised in U.S. IPOs during this period. In comparison, during the year ended December 31, 2000, the number of IPO spin-offs from public companies accounted for only 5% of all U.S. IPOs and approximately 13% of the total dollar value raised in U.S. IPOs during this period. Fifty-six of the 63 IPOs that listed on The Nasdaq Stock Market during 2001 have listed on The Nasdaq National Market and seven companies have listed on The Nasdaq SmallCap Market.

        Companies cease being listed on The Nasdaq Stock Market for three primary reasons: (i) the failure to meet The Nasdaq Stock Market's listing standards, (ii) the consolidation of listings due to merger and acquisition activity, and (iii) Nasdaq-listed companies switching their listing to another market, such as the NYSE or Amex. See "—Competition—Corporate Client Group Services."

        For the year ended December 31, 2001, 537 issuers ceased being listed on The Nasdaq National Market and 233 issuers ceased being listed on The Nasdaq SmallCap Market. By comparison, 486 issuers ceased being listed on The Nasdaq National Market and 164 issuers ceased being listed on The Nasdaq SmallCap Market for the year ended December 31, 2000. For the year ended December 31, 2001, 210 issuers on The Nasdaq National Market and 180 issuers on The Nasdaq SmallCap Market were delisted by Nasdaq for failure to satisfy listing standards; 245 issuers on The Nasdaq National Market and 39 issuers on The Nasdaq SmallCap Market were delisted due to mergers and consolidations; 34 issuers on The Nasdaq National Market and no issuers on The Nasdaq SmallCap Market ceased being listed as a result of switches to a competing market, and 48 issuers on The Nasdaq National Market and 14 issuers on the Nasdaq SmallCap Market were delisted due to other reasons, including moving from one tier of The Nasdaq Stock Market to the other tier.

        In response to the general economic and market uncertainty after the September 11, 2001 terrorist attacks on the United States, Nasdaq formally suspended two requirements for continued listing on both The Nasdaq National Market and The Nasdaq SmallCap Market from September 26, 2001 until January 2, 2002. The first requirement sets a minimum bid price for an issuer's stock (either $1 or $3 per share, depending on the listing standards applicable to the issuer). The second requirement establishes a minimum market value for an issuer's public float. The term "public float" refers to those shares that are not directly or indirectly held by any officer or director of the issuer or any beneficial owner of more than 10% of the total number of shares outstanding. All issuers that were under review or in the hearings process for either of these requirements were taken out of the deficiency review process with respect to these requirements. The suspension had an immediate impact on 209 issuers—159 on The Nasdaq National Market and 50 on The Nasdaq SmallCap Market. In addition to these 209 issuers, 47 issuers on The Nasdaq National Market and 30 issuers on The Nasdaq SmallCap Market, while deficient in the minimum bid price and/or market value of public float requirements, were also deficient in another requirement. As such, these 77 issuers remained in the deficiency review process.

        On January 2, 2002, the minimum bid price and market value of public float requirements were reinstated. The time periods for review of non-compliance, which are discussed below, began on January 2, 2002 for all issuers, including those that were not in compliance with the requirements as of September 26, 2001.

        The rules concerning the delisting of issuers from The Nasdaq Stock Market for failure to satisfy the minimum bid price and market value of public float requirements were amended with SEC approval in January 2002. Issuers are subject to the delisting procedure if securities fall below the minimum bid price or fail to meet the market value of public float requirement for 30 consecutive business days. Issuers listed on The Nasdaq National Market that are not in compliance with either requirement are given a 90-day grace period to regain compliance. Issuers listed on The Nasdaq SmallCap Market receive the same 90-day grace period with respect to the market value of public float requirement. However, under a pilot program that is scheduled to expire on January 1, 2004, issuers listed on The Nasdaq SmallCap Market have a longer grace period within which to comply with the minimum bid requirement. These issuers now have 180 days to regain compliance, which may be extended for an additional 180 days if the issuer complies with certain initial listing requirements for The Nasdaq SmallCap Market. Also during the pilot program, issuers on The Nasdaq National Market who are unable to regain compliance with the minimum bid requirements within the applicable 90 day grace period are permitted to phase down to list on The Nasdaq SmallCap Market and use the additional grace period available to issuers on The Nasdaq SmallCap Market. Previously, issuers listed on The Nasdaq National Market that failed to comply within the 90 day grace period were delisted from The Nasdaq Stock Market.

        Nasdaq charges issuers an initial listing fee, a listing of additional shares ("LAS") fee, and an annual fee. The initial listing fee for securities listed on The Nasdaq National Market or The Nasdaq

SmallCap Market includes a one-time listing application fee and a total shares outstanding fee. The estimated service period for initial listing fees is six years. For the years ended December 31, 2001, 2000, and 1999, Nasdaq's revenue from initial listing fees was $35.7 million, $33.9 million, and $27.4 million, respectively. Revenue figures for 1999 are pro forma, assuming the Change in Accounting Principle is applied retroactively. Nasdaq's initial listing fee revenue accounted for approximately 4.2% of Nasdaq's total revenue for the year ended December 31, 2001.

        The fee for LAS is based on the total shares outstanding, which Nasdaq reviews quarterly. The estimated service period for LAS fees is four years. For the years ended December 31, 2001, 2000, and 1999, Nasdaq's revenue from LAS fees was $35.9 million, $33.6 million, and $30.0 million, respectively. Revenue figures for 1999 are pro forma, assuming a retroactive application of the Change in Accounting Principle. Nasdaq's LAS fee revenue accounted for approximately 4.2% of Nasdaq's total revenue for the year ended December 31, 2001.

        Annual fees for securities listed on The Nasdaq National Market are based on total shares outstanding. For the years ended December 31, 2001, 2000, and 1999, Nasdaq's revenue from annual listing fees was $83.1 million, $81.1 million, and $77.3 million, respectively. Nasdaq's annual listing fees accounted for approximately 9.7% of Nasdaq's total revenue for the year ended December 31, 2001.

        Effective January 1, 2002, Nasdaq instituted a new fee structure that increased initial and annual listing fees for companies on both The Nasdaq National Market and The Nasdaq SmallCap Market. The increases marked the first increase in annual listing fees in four years for issuers listed on The Nasdaq National Market and the first such increase in 10 years for foreign issuers with American Depositary Receipts listed on The Nasdaq Stock Market and all issuers listed on The Nasdaq SmallCap Market. The revenue expected to be generated from the fee increase will be used primarily to fund enhancements to the services offered to Nasdaq-listed companies, including the establishment of a Market Intelligence Centersm. See "—Strategic Initiatives—Attracting, Servicing, and Retaining Listed Companies."

        Following the initial listing, Nasdaq provides information services, products, and programs to Nasdaq-listed companies. Executives of Nasdaq-listed companies are invited to participate in a variety of programs on a wide range of topics, such as industry sector-specific seminars and investor relation forums. These executives also have access to Nasdaq Onlinesm, a strategic planning tool provided free of charge to Nasdaq-listed companies that was rated number one in a recent survey of the top 10 favorite investor relations web sites by the National Investor Relations Institute. Nasdaq Online presents market data on all U.S. traded companies and real-time quotes for Nasdaq-listed securities, as well as information on institutional ownership, research coverage, and performance ratios. This combination of on-line real time data and analytical information, along with a series of other seminars and programs, is designed to help management of listed companies make better equity management decisions. See "—Strategic Initiatives—Attracting, Servicing, and Retaining Listed Companies."

        Each listed company is assigned a Corporate Client Group director who oversees the listed company's relationship with Nasdaq. A schedule of calls and visits along with invitations to various industry and market forums are used to enhance customer satisfaction, keep companies informed of new developments at Nasdaq, and discuss the benefits of a listing on The Nasdaq Stock Market. Nasdaq also has created a program to educate investment bankers, capital market dealers, institutional investors, and other constituencies that influence listing decisions.

        For the years ended December 31, 2001, 2000, and 1999 Nasdaq's total revenue from Corporate Client Group services was $156.1 million, $149.3 million, and $136.4 million, respectively. Corporate Client Group services accounted for approximately 18.2% of Nasdaq's total revenue for the year ended December 31, 2001. Revenue figures for 1999 are pro forma, assuming the retroactive application of the Change in Accounting Principle.

Other Products and Markets

        Nasdaq Financial Products.    Nasdaq Financial Products is responsible for introducing products that extend and enhance the Nasdaq brand; creating products that will increase investment in Nasdaq-listed companies; developing Nasdaq branded financial products. Nasdaq Financial Products also is responsible for both listings and transactions of non-Nasdaq branded financial products.

        A number of Nasdaq branded financial product are based on the Nasdaq-100 Index®, launched in January 1985. The Nasdaq-100 Index generally includes the 100 largest non-financial stocks in Nasdaq. The Nasdaq Financial-100 Index® represents the 100 largest financial stocks. The Nasdaq-100 Index has become the basis for a wide variety of financial products, including: futures contracts, exchange traded funds (QQQ), mutual funds, equity options on QQQ, and a variety of structured products such as index warrants and index equity linked notes and certificates offered primarily in Europe. An exchange traded fund is an investment company organized to track an index and to allow for secondary market trading. A structured product is a specialized security designed to respond to specific investment objectives, such as risk reduction, leverage or diversification of current investments, or tax management. Nasdaq receives a license fee for these products that varies by product based on assets under management or number of contracts issued.

        The exchange traded fund based on The Nasdaq-100 Index is officially named the Nasdaq-100 Index Tracking Stocksm and began trading in 1999 under the symbol "QQQ." For the year ended December 31, 2001, the average daily share volume of QQQ was 70.6 million and the average daily dollar volume of QQQ was approximately $3.0 billion, making it the second most heavily traded stock in terms of shares and the most heavily traded stock in terms of dollar value in the United States. As of December 31, 2001, the QQQ Trust had issued approximately 555.7 billion shares and the assets under management had reached $21.8 billion. Every major stock market in the U.S. including the NYSE, Amex, Boston Stock Exchange, Chicago Stock Exchange, Cincinnati Stock Exchange, Pacific Stock Exchange, and Philadelphia Stock Exchange has been licensed by Nasdaq to use Nasdaq trademarks in connection with trading QQQ under the UTP Plan. The equity options on QQQ also were among the most heavily traded options in the U.S. in 2001. Every major options market in the U.S. has been licensed by Nasdaq to use Nasdaq trademarks to trade the equity options on QQQ. In addition to license fees from QQQ based on assets under management and license fees from exchanges based on UTP volume, Nasdaq is entitled to reimbursement from the QQQ Trust for marketing activities designed to promote the Trust.

        For the years ended December 31, 2001, 2000, and 1999 Nasdaq's total revenue from Nasdaq Financial Products was $30.6 million, $11.7 million, and $0.6 million, respectively. Nasdaq Financial Products accounted for approximately 3.6% of Nasdaq's total revenue for the year ended December 31, 2001.

        Nasdaq InterMarket.    Nasdaq InterMarket is an electronic marketplace where NASD members can trade securities listed on the NYSE and Amex. Users can trade on Nasdaq InterMarket among themselves using Nasdaq's CAES order delivery system, or with another participating stock exchange through the Intermarket Trading System. CAES allows users to direct orders in exchange-listed securities to other NASD members for automatic response and automatic execution, and also provides access to the Intermarket Trading System. For the years ended December 31, 2001, 2000, and 1999, Nasdaq's total revenue from Nasdaq InterMarket was $33.6 million, $23.1 million, and $18.0 million, respectively. Nasdaq InterMarket revenue accounted for approximately 3.9% of Nasdaq's total revenue for the year ended December 31, 2001. Approximately 96% of the revenue generated from the Nasdaq InterMarket is derived from the sale of data and is included in market information services revenue, and the remaining revenue is derived from transaction service fees for CAES and Intermarket Trading System transactions and included in transaction services revenue.

        For the year ended December 31, 2001, Nasdaq InterMarket accounted for approximately 7% of trades in securities listed on the NYSE and approximately 33% of trades in securities listed on Amex. All Nasdaq InterMarket trades are reported and disseminated in real-time to the Consolidated Tape Association, and as such, Nasdaq shares in the revenue generated by the Consolidated Tape Association. Two NASD members that are major market makers and one ECN report the majority of trades. Other ECNs report trades through Nasdaq systems to the Consolidated Tape Association and some are planning to begin quoting in Nasdaq InterMarket. NASD members who trade exchange-listed securities away from the exchanges account for a significant amount of Nasdaq InterMarket trading activity.

        OTC Bulletin Board.    The OTC Bulletin Board is an electronic screen-based market for equity securities that, among other things, are not listed on The Nasdaq Stock Market or any primary U.S. national securities exchange. At present, the OTC Bulletin Board is a quotation service, as companies do not list on the OTC Bulletin Board. NASD members may post quotes only for companies that file periodic reports with the SEC and/or with a banking or insurance regulatory authority. In addition, these companies are required to be current with their periodic filings. Market makers are charged a fee per position and are billed based on their number of positions during a month. A position is defined as any price quotation or indication of interest entered by a market maker in a security quoted on the OTC Bulletin Board. There are no fees charged to companies whose securities are quoted on the OTC Bulletin Board. The OTC Bulletin Board revenue accounted for less than 1% of Nasdaq's total revenue for the years ended December 31, 2001, 2000, and 1999, respectively. Revenue generated from the OTC Bulletin Board is included in transaction services revenue.

        During 2000, in conjunction with Exchange Registration, the Nasdaq Board of Directors and the NASD Board of Governors (the "NASD Board" and, together with the Nasdaq Board, the "Boards"), approved several rule changes that are designed to enhance the OTC Bulletin Board and permit Nasdaq to continue to operate it after Exchange Registration. First, the Boards approved a program for Nasdaq to enter into a listing agreement with OTC Bulletin Board issuers and impose new listing standards to ensure the quality of these issuers. Second, both Boards approved the creation of an automated order delivery system for the OTC Bulletin Board. Finally, to accompany the new listing standards and order delivery system, the Boards approved enhanced market rules that provide for limit order protection, short interest reporting, and intraday trading halt authority. Nasdaq has submitted to the SEC the appropriate proposed rules and plans to submit exemption requests that would allow Nasdaq to continue to operate the OTC Bulletin Board after Exchange Registration, which would be renamed the "Bulletin Board Exchange," or "BBX." The SEC has not yet approved the rules or the exemption request. Therefore, it is not certain whether Nasdaq will continue to operate the OTC Bulletin Board following Exchange Registration. If the SEC does not approve the exemption request, these securities could continue to trade over the counter through a non-Nasdaq facility.

Fee Changes

        Nasdaq may change the pricing of its products and services in response to competitive pressures or changes in market or general economic conditions. Pursuant to the requirements of the Exchange Act, Nasdaq must file all proposals for a change in its pricing structure with the SEC. Nasdaq provides updated information on the pricing of its products and services on its website at www.nasdaqtrader.com.

Nasdaq's Strategic Initiatives

        Nasdaq's strategic initiatives include enhancing its products and services; attracting, servicing, and retaining listed companies; and pursuing global market expansion.

        Enhancing Products and Services.    In the third quarter of 2002, Nasdaq plans to launch the Nasdaq Order Display Facility ("SuperMontagesm"), an improved user interface on the Nasdaq Workstation II designed to refine how market participants can access, process, display, and integrate orders and quotes in The Nasdaq Stock Market. SuperMontage has several strategic implications. It is intended to attract more orders to The Nasdaq Stock Market by providing a comprehensive display of the interest at the inside market and four price levels away, thus increasing competition and market transparency. SuperMontage will also provide pre-trade anonymity to market participants using a Nasdaq system, i.e., prior to execution no one will know the identity of the firm displaying the order unless such firm chooses to reveal its identity. Anonymous trading can contribute to improved pricing for securities by reducing the potential market impact of large transactions and transactions by certain investors whose trading activity, if known, may be more likely to influence others.

        By allowing (but not requiring) market participants to give the Nasdaq system multiple orders at single as well as at multiple price levels, SuperMontage will assist market participants with the management of their back book, i.e., orders that are not at the best price in the market maker's book/system. This functionality will also assist market participants with compliance with the SEC's order handling rules, which among other things, require the display of customer limit orders priced better than a Nasdaq market maker's or a designated dealer's quote or that are for a larger number of shares at the same price. Other system enhancements will make it easier for ECNs to accept automatic execution via Nasdaq systems. Nasdaq currently contemplates that it will begin user testing of SuperMontage in the second quarter of 2002.

        SuperMontage provides Nasdaq market information services with two new data products. DepthViewsm will show the aggregate size available at up to five price levels while TotalViewsm will display, in addition to DepthView data, each quote or order, with attribution when available, that makes up the aggregate depth at up to five price levels. These Nasdaq-proprietary data products will provide new revenue streams that are not expected to materially reduce subscriptions of existing products because they are enhancements rather than substitutes for Level 1 and Nasdaq Quotation Dissemination Service.

        In March 2002, Nasdaq market information services introduced PostDatasm, a new data product that will enable market participants to advertise their ACT-reported trading volume and other parties, particularly the buy side, to view accurate trading data from the previous day. In July 2002, Nasdaq market information services anticipates introducing Liquidity Trackersm, an order routing system that uses ACT data from market participants that opt into the system to route orders to participants likely to take the other side of a trade.

        Nasdaq is also developing a single stock futures market. On June 1, 2001, Nasdaq and the London International Financial Futures and Options Exchange ("LIFFE") formed Nasdaq LIFFE, LLC (subsequently renamed Nasdaq LIFFE Markets, LLC ("Nasdaq LIFFE")), a new jointly owned U.S. limited liability company to list and trade contracts on single stock futures, among other products. Nasdaq and LIFFE each owns 50% of Nasdaq LIFFE. On August 21, 2001, the Commodity Futures Trading Commission conditionally approved Nasdaq LIFFE as a futures market and SRO. In addition, the U.K. Treasury has recognized Nasdaq LIFFE as an overseas investment exchange in the United Kingdom, allowing Nasdaq LIFFE to provide direct access to its market to members in the United Kingdom. Nasdaq LIFFE is currently positioning itself to be ready to commence trading in single stock futures sometime in the second quarter of 2002, if necessary regulations are in place for trading.

        Attracting, Servicing, and Retaining Listed Companies.    Nasdaq intends to further The Nasdaq Stock Market's reputation as a premier marketplace through a combination of strategic actions including the creation of the Market Intelligence Centersm. The Market Intelligence Center is expected to augment Corporate Client Group productivity resulting in improved corporate sales, service, and retention. The plan for the Market Intelligence Center was announced in October 2001 and the Center is scheduled to debut its first phase in June 2002 as a customer care location that will be a "one-stop-shop" for information and provide rapid response to corporate client queries from a centralized location. The

Market Intelligence Center will use customer relationship management, computer-aided telephony, proprietary and non-proprietary information services to provide services to senior executives and board members of Nasdaq-listed companies. In addition, the Corporate Client Group is planning a series of enhancements to Nasdaq Online, Nasdaq's private Internet site for corporate clients. A product group was established to begin the development and commercialization of new products and services focused on the corporate market, as well as increased financial newsmedia coverage of Nasdaq-listed companies.

Pursuing Global Market Expansion.

        Nasdaq Europe S.A./N.V. Nasdaq is pursuing strategic partnership opportunities with a number of major U.S. and foreign securities exchanges to expand its leadership in technology-driven price discovery systems and to utilize its well-recognized and well-respected brand. In March 2001, Nasdaq acquired an approximate 68% ownership interest in EASDAQ S.A./N.V. ("EASDAQ"), a pan-European stock market for emerging growth companies, headquartered in Brussels. Nasdaq has since diluted its interest through the introduction of other strategic partners as shareholders. In connection with this investment, Nasdaq restructured EASDAQ into Nasdaq Europe S.A./N.V. ("Nasdaq Europe") with the goal to make Nasdaq Europe a globally-linked pan-European market. As of December 31, 2001, Nasdaq owned approximately 60% of Nasdaq Europe. As of December 31, 2001, 48 companies were listed on Nasdaq Europe and 265 companies were admitted for trading. The monthly trading volume in December 2001 was 4.5 million shares. Nasdaq Europe is in its nascent stages and has only operating losses since the acquisition by Nasdaq. Nasdaq Europe's future growth is dependent on such things as firms connecting to Nasdaq Europe's trading platform and using its trading facilities, as well as any continuation of the current weakness in European equity markets. See "—Risk Factors—Nasdaq may not be successful in executing its international strategy."

        Nasdaq Europe's main competitors for listings and trading include the three primary exchanges in Europe: Deutsche Börse AG, Euronext N.V., and the London Stock Exchange. Nasdaq Europe expects the competition for retail and institutional order flow to be based in large part on the ability of firms to operate within an exchange environment that offers optimum market structures and services within a well-regulated marketplace. Nasdaq Europe believes that its approach to such critical issues as market structure, clearance and settlement, product development, and branding, can offer an exchange platform for market participants to compete successfully in Europe.

        Nasdaq continues to explore opportunities for expanding its presence in Europe, including possible combinations or other collaborative activities with one or more major European institutions. For instance, on November 14, 2001, Nasdaq Europe announced a strategic partnership with the Berlin Stock Exchange that will create a common trading platform between these two markets. Under this partnership, Nasdaq Europe intends, among other things, to pool liquidity with the Berlin Stock Exchange by enabling German specialists to become market makers on Nasdaq Europe in selected securities. Nasdaq anticipates that discussions with other European institutions will continue, but cannot predict the results of any such discussions.

        Nasdaq Japan, Inc. In 1999, the NASD and SOFTBANK Corp. of Japan entered into a joint venture, subsequently named Nasdaq Japan, to develop and create an electronic stock market in Japan. The NASD later transferred its interest in Nasdaq Japan to Nasdaq Global Holdings ("Nasdaq Global"), a wholly-owned subsidiary of Nasdaq. Nasdaq Global owns approximately 39% of Nasdaq Japan's outstanding stock. Nasdaq Japan signed a business collaboration agreement with the Osaka Securities Exchange (the "OSE") to establish Nasdaq Japan as a new market section of the OSE. The Nasdaq Japan market began operations on June 19, 2000. In its first phase of operations, prior to its deployment of a SuperMontage-like trading platform technology, Nasdaq Japan has focused on recruiting IPOs of companies for listing and trading these securities on the existing OSE system. In October 2001, Starbucks Coffee Japan, Ltd. had an IPO of its common stock and listed on Nasdaq

Japan. Starbucks Corporation, a U.S. based Nasdaq-listed Company, is a major shareholder of Starbucks Coffee Japan, Ltd. In addition, Nasdaq Japan, subject to regulatory approvals, is seeking to introduce trading of U.S.-listed securities and exchange traded funds in Japan, including the Nasdaq-100 QQQ exchange traded fund. As of December 31, 2001, 82 companies were trading on the interim trading platform with an average monthly share volume of 8.8 million shares. As a start up operation, Nasdaq Japan has had only operating losses since its inception. See "—Risk Factors—Nasdaq may not be successful in executing its international strategy."

Technology

        Nasdaq believes that the effective use of technology is the key to the future of financial markets. The Nasdaq Stock Market was the world's first electronic screen-based stock market and its use of state-of-the-art computer networking, telecommunications, and information technologies distinguishes it from other U.S. securities markets. Using technology, Nasdaq eliminates the need for a physical trading floor and enables qualified investors across the country to compete freely with one another in an electronic screen-based environment. The Nasdaq network routinely handles trade volumes of over two billion shares daily and over 4,000 transactions per second and is designed to maximize transaction reliability and network security across each of the most critical system services that comprise The Nasdaq Stock Market, including quotation, order processing, trade reporting, and market data dissemination. Furthermore, Nasdaq's system has substantial reserve capacity to handle far greater levels of activity and will further expand bandwidth to maximize its ability to provide an efficient, rapid, reliable trading environment for its market participants. Continual systems improvements provide cost effective and efficient access to multiple market information data and rapid market response capabilities. Nasdaq also employs technology to maximize its ability to communicate with investors, issuers, traders, the media, and others.

Competition

        The securities markets are intensely competitive and they are expected to remain so. Nasdaq competes globally and on a product and/or specific geographical basis. Nasdaq competes based on a number of factors, including the quality of its technological and regulatory infrastructure, total transaction costs, the depth and breadth of its markets, the quality of its value-added customer services (e.g., services to listed companies), international capabilities, reputation and price. In the U.S., Nasdaq is one of the leaders in each of its principal businesses. Nonetheless, Nasdaq expects that current or new exchanges will compete more aggressively against Nasdaq.

        Some of Nasdaq's most significant challenges and opportunities will arise outside the United States as globalization is likely to result in a need for a worldwide network for linking global pools of capital and offering investors maximum access to invest in companies anywhere at anytime. In order to take advantage of these opportunities, Nasdaq has formed alliances in key financial centers around the world in order to build on its successes in the U.S. and its strong, worldwide brand name. Nevertheless, most of Nasdaq's competitors overseas are currently larger and have a longer operating history in their markets than does Nasdaq.

        In light of recent technological and regulatory changes and new product introductions, Nasdaq expects to compete with a number of different entities varying in size, business objectives, and strategy.

        Transaction Services.    Nasdaq's core trading services are designed to provide access to The Nasdaq Stock Market, quote and trade execution services, and post-trade services such as trade reporting. Nasdaq expects to face competition from a number of different sources in providing these services including:

  •
  Competing regional stock exchanges that have lower regulatory costs and are able to offer larger revenue sharing arrangements to entice market participants to report trades to them rather than Nasdaq, thereby reducing both transaction and market information services revenue;

  •
  ECNs that obtain registration as exchanges and compete for listing, transaction services and market information services. In October 2001, the SEC approved Pacific/Archipelago's proposal to establish the Archipelago Exchange as an equities trading facility of the Pacific Stock Exchange. Archipelago and RediBook, two of the largest users of ACT for trade reporting, have merged and it is likely that they will shift certain trade reporting to the Pacific Stock Exchange later this year. Another ECN, the Island ECN ("Island"), has applied to the SEC for registration as a national securities exchange. See "—Risk Factors—Nasdaq's revenue would be adversely affected by ECNs that register as exchanges;"

  •
  Competing stock exchanges or network providers that develop ways to effectively replicate Nasdaq's network and offer quote and execution services at a lower cost and/or a greater speed and persuade a critical mass of market participants to switch to the new network/market;

  •
  Competing stock exchanges that are able to find ways to effectively link into Nasdaq's network while avoiding the subscription fees paid by member firms. The SEC could require Nasdaq to distribute the quotations of independent exchanges or the NASD through the Nasdaq network without permitting Nasdaq to charge the same quotation fees that Nasdaq may assess on Nasdaq quote providers. If this were to occur, Nasdaq would, in effect, incur added costs potentially without an opportunity to recover such costs from its full user base;

  •
  ECNs and third-party service bureaus that may join together to form one dominant service provider, thereby diminishing Nasdaq's competitive position;

  •
  Companies that could provide trading services for products and services, including software companies, information and media companies and other companies that are not currently in the securities business; and

  •
  The NASD's Alternative Display Facility, which could attract trade reporting volume. See "—Risk Factors—Nasdaq may face competition from the NASD's Alternative Display Facility."

        To address competitive concerns, Nasdaq has looked to enhance its technology and the services it provides to its market participants and refine its pricing approach by reviewing each component of its transaction services, including access services, execution services and post-trade services. For each component, Nasdaq has attempted to make pricing more attractive in order to retain usage of its services. In addition, Nasdaq has enhanced its quoting and trading services through the implementation of SuperSoes and the ongoing phase-in of Primex and will add to that with the introduction of SuperMontage.

        Market Information Services.    Nasdaq's market information services revenue is under competitive threat from other stock exchanges that trade Nasdaq-listed securities, including the established regional exchanges. Current SEC regulations permit these regional exchanges to trade certain securities that are not listed on a national securities exchange, including securities listed on The Nasdaq Stock Market, pursuant to Nasdaq's UTP Plan. Nasdaq's UTP Plan entitles these exchanges to a share of Nasdaq's data revenue, roughly proportional to such exchange's share of trading as measured by share volume and number of trades. Currently, the Boston Stock Exchange, the Chicago Stock Exchange, and the Cincinnati Stock Exchange trade Nasdaq-listed securities pursuant to the UTP Plan. Amex and the Philadelphia Stock Exchange have indicated their intent to commence trading in Nasdaq-listed securities pursuant to the UTP Plan. Current active participants in the UTP Plan have established payment for order flow arrangements with their members and customers through sharing tape revenue.

        The net effect of these additional competitors, along with continuing advances in technology and regulatory changes may increase pressure on Nasdaq to share more Tape Fees with participants who report trades through Nasdaq. In February 2002, Island began reporting a portion of its trades to the Cincinnati Stock Exchange, a UTP Plan participant. Published reports indicate that the Cincinnati Stock Exchange gained Island's business by committing to lower trade reporting fees and share with Island a substantial portion of Tape Fees that Cincinnati earns from Island's trades. Nasdaq's revenue would be further affected if other ECNs began reporting trades to other UTP Plan participants.

        To improve its competitive position, Nasdaq recently reduced certain trade reporting fees and began sharing Tape Fees with participants who report trades through Nasdaq after deducting certain costs of regulating The Nasdaq Stock Market. Nasdaq historically has used Tape Fees to pay market regulation expenses that help ensure the quality and fairness of The Nasdaq Stock Market and compliance with all applicable rules and regulations. As a result of the deduction of market regulation expenses, Nasdaq's current Tape Fee sharing with Nasdaq market participants may not match the portion of Tape Fees offered by the Cincinnati Stock Exchange although Nasdaq's Tape Fee sharing is designed to be competitive with the amount of Tape Fees that ECNs such as Island rebate to their users. Nasdaq's trade reporting fees or Tape Fee sharing may be adjusted in the future to respond to competitive pressures. See "—Risk Factors—Competition by regional exchanges for trade reporting business may reduce Nasdaq's trade reporting and market information revenue" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Future Products and Competitive Trends."

        ECNs pose an additional potential threat to Nasdaq's market information services business because they may register as securities exchanges. As noted above, the SEC has approved Pacific/Archipelago's proposal to establish the Archipelago Exchange as an equities trading facility of the Pacific Exchange and Island has applied for exchange registration and expressed interest in becoming a UTP Plan participant. In this case, they would be eligible for a share of the UTP Plan Tape Fees generated by the sale of Nasdaq's market information products, and their use of Nasdaq's systems could diminish. See "—Risk Factors—Nasdaq's revenue would be adversely affected by ECNs that register as exchanges."

        Nasdaq is responding aggressively to competition from existing and potential UTP exchanges. Nasdaq is working to ensure that all exchanges are covered by uniform regulatory standards and bear appropriate regulatory costs. Nasdaq also regularly examines its fee structure to insure that costs are fairly distributed among participants and that fees adequately cover the cost of regulation.

        Corporate Client Group Services.    Nasdaq's strategies for maintaining its current listings in both The Nasdaq National Market and The Nasdaq SmallCap Market and gaining new listings include building global brand identity, developing joint marketing opportunities with listed companies, communicating better with key decision makers, and providing other value-added services to Nasdaq-listed companies. Nasdaq's marketing efforts have centered on creating a valuable brand—an important factor in attracting and retaining large world-class growth companies.

        In terms of obtaining new listings, Nasdaq will continue to focus its efforts primarily on growth companies. Over the last 18-24 months, general market and economic conditions have made it difficult for many companies to access the public equity markets. Nevertheless, Nasdaq believes that its market model, strong global reputation and value-added services will enable it to compete successfully for listings. Nasdaq employs a variety of initiatives and tools in its marketing efforts, including media advertising, Internet publishing (Nasdaq.com), and international road shows.

        Nasdaq competes primarily with the NYSE for larger company listings on The Nasdaq National Market. As of December 31, 2001, there were 3,351 companies listed on The Nasdaq National Market with an aggregate domestic market capitalization of $2.8 trillion compared to 2,798 companies listed on the NYSE with an aggregate domestic market capitalization of $11.7 trillion. Rule 500 of the NYSE historically has made it very difficult for companies to voluntarily delist from the NYSE. As currently written, Rule 500 allows a company to delist from the NYSE if it obtains the approval of its board of directors and its audit committee, publishes a press release announcing its proposed delisting and sends a written notice to its largest 35 stockholders of record (U.S. stockholders of record if a non-U.S. issuer) alerting them to the proposed delisting. Because of these affirmative steps imposed on an issuer's board of directors, in particular the notice requirements, Nasdaq believes that Rule 500 is anti-competitive and continues to constitute an impediment to Nasdaq's ability to compete for NYSE listings. During 2001, no companies transferred from the NYSE to The Nasdaq Stock Market, while 32 companies switched to the NYSE from The Nasdaq National Market.

        Nasdaq competes with Amex primarily, but not exclusively, for listings on The Nasdaq SmallCap Market. During the year ended December 31, 2001, eight companies transferred from Amex to The Nasdaq SmallCap Market. During this period, no companies switched to Amex from The Nasdaq SmallCap Market. Two companies transferred to Amex from The Nasdaq National Market during 2001.

        Companies also have a choice of not listing on any market. In that case, broker-dealers may still make markets for such securities and post their quotes on the OTC Bulletin Board or the Pink Sheets, owned by Pink Sheets LLC, a private company.

        Other Markets.    The Nasdaq Stock Market competes for trading volume in NYSE and Amex-listed securities by offering customers quality trade executions at a reasonable price and derives revenue from the sale of related data. A significant amount of investor self-directed, on-line trading activity in listed securities is currently executed on Nasdaq InterMarket. These orders forgo the exposure of the auction trading systems of the exchanges in favor of the execution services provided by Nasdaq InterMarket participants.

        Nasdaq is engaged in a vigorous effort to increase market share in the Nasdaq InterMarket by encouraging additional market makers and ECNs to participate through Nasdaq InterMarket. Nasdaq InterMarket has implemented a program designed to lower costs for Nasdaq InterMarket participants executing trades through Nasdaq facilities. The program allows Nasdaq InterMarket participants to share in the Tape Fees Nasdaq receives as a participant in the Consolidated Tape Association Plan.

Employees

        As of March 1, 2002, Nasdaq had 1,276 employees. None of its employees is subject to collective bargaining agreements or is represented by a union. Nasdaq considers its relations with its employees to be good.

Service, Regulatory, and Technology Contractual Relationships with the NASD, NASDR, and Amex

        Although it is contemplated that the NASD will eventually divest completely its ownership interest in Nasdaq, there may still exist certain contractual relationships between the parties once this happens. For example, prior to the Restructuring, Nasdaq had access to many support functions of the NASD, including certain financial services, real estate, legal, information services and corporate and administrative services. On June 28, 2000, the NASD and Nasdaq entered into an interim Separation and Common Services Agreement, which was extended beyond its original expiration date of December 31, 2001 and is now scheduled to expire April 30, 2002. Nasdaq and the NASD are currently in negotiations for a new Separation and Common Services Agreement, under which the NASD will continue to supply similar support services. Under the existing Separation and Common Services Agreement, Nasdaq pays to the NASD the costs of the services provided, including any incidental expenses associated with such services. Nasdaq has contracted with the NASD to provide such services because of the NASD's expertise and experience in providing such services to Nasdaq, resulting in cost savings and greater efficiency for Nasdaq. Nasdaq's costs for services provided by the NASD in 2001 were approximately $32.1 million. Nasdaq anticipates that the annual costs for services under the new Separation and Common Services Agreement, when implemented, will drop in future years as Nasdaq reviews the provision of these services and continues to internalize more of these services or seeks alternative third party providers. See "—Risk Factors—Nasdaq faces potential conflicts of interest with related parties," "—Risk Factors—The intercompany agreements may not be effected on terms as favorable to Nasdaq as could have been obtained from unaffiliated third parties" and "Item 13. Certain Relationships and Related Transactions."

        In addition, on June 28, 2000, Nasdaq and NASD Regulation, Inc. ("NASDR"), a wholly-owned subsidiary of the NASD, entered into a Regulatory Services Agreement pursuant to which NASDR or its subsidiaries will provide regulatory services to Nasdaq and its subsidiaries commencing upon the effectiveness of Exchange Registration. The term of the Regulatory Services Agreement is 10 years. The services will be of the same type and scope as are currently provided by NASDR to Nasdaq under the Delegation Plan. Each regulatory service is to be provided for a minimum of five years, after which time the parties may determine to terminate the provision by NASDR of a particular service. The termination of a particular service will generally be based upon a review of pricing and the need for such services. In 2001, Nasdaq paid NASDR approximately $83.8 million for regulatory services. Nasdaq expects the cost of these services provided by the NASDR will be approximately the same in future years (subject to general cost increases associated with inflation) unless an unanticipated event requires additional spending for regulatory services.

        On February 6, 2002, Nasdaq, the NASD, and Amex entered into a Technology Transition Agreement to provide for the sharing of certain administrative and regulatory technologies between Nasdaq and Amex and the provision of certain technology services by Nasdaq to Amex. This agreement replaces the existing technology arrangements among the parties that resulted from the NASD's acquisition of Amex in 1998. Depending upon the applicable service or technology, the term of the agreement ranges between three months and two years while Amex reconstructs these services and technologies in-house, with an option for Amex to extend the term for certain services for up to one year. Pursuant to this agreement, Amex will pay Nasdaq the direct costs of the services provided by Nasdaq, plus certain administrative costs. In addition, this agreement establishes a fund, administered by the NASD, to pay the costs incurred by Nasdaq and Amex in the implementation of this agreement. Nasdaq and the NASD have each agreed to contribute up to $14.5 million to this fund.

        The parties also entered into a Master Agreement on February 6, 2002 to govern certain non-technology related matters among the parties and their respective affiliates. This agreement, among other things, sets forth the terms of certain trading rights between Nasdaq and Amex.

        The parties are in the process of scheduling regulatory review of the Technology Transition Agreement and the Master Agreement. See "—Risk Factors—Nasdaq faces potential conflicts of interest with related parties," "—Risk Factors—The intercompany agreements may not be effected on terms as favorable to Nasdaq as could have been obtained from unaffiliated third parties" and "Item 13. Certain Relationships and Related Transactions."

Executive Officers

        The executive officers of Nasdaq are as follows:

Name	Age	Position
Hardwick Simmons	61	Chairman of the Nasdaq Board; Chief Executive Officer
Richard G. Ketchum	51	President and Deputy Chairman
Alfred R. Berkeley, III	57	Vice Chairman
David Weild IV	45	Vice Chairman and Executive Vice President—Corporate Client Group
Adena T. Friedman	32	Executive Vice President—Data Products
Steven Dean Furbush	43	Executive Vice President—Transaction Services
William R. Harts	45	Executive Vice President—Corporate Strategy
John L. Hilley	54	Executive Vice President and Chairman and Chief Executive Officer of Nasdaq International
Edward S. Knight	51	Executive Vice President and General Counsel
Steven J. Randich	39	Executive Vice President Operations & Technology and Chief Information Officer
Denise B. Stires	39	Executive Vice President—Worldwide Marketing and Investor Services
John T. Wall	60	President, Nasdaq International
David P. Warren	48	Executive Vice President—Chief Financial Officer

        Hardwick Simmons, a member of the Nasdaq Board, became Chairman of the Nasdaq Board in September 2001 and has been CEO of Nasdaq since February 2001. Prior to joining Nasdaq, Mr. Simmons served from May 1991 to December 2000 as President and CEO of Prudential Securities Incorporated, the investment and brokerage firm, and Prudential Securities Group Inc., the firm's holding company. Prior to joining Prudential Securities in 1991, Mr. Simmons was President of the Private Client Group at Shearson Lehman Brothers, Inc.

        Richard G. Ketchum, a member of the Nasdaq Board, was elected to the Nasdaq Board in September 2001 and has been President of Nasdaq since July 2000 and Deputy Chairman since December 2000. Mr. Ketchum is responsible for all aspects of Nasdaq's operations, including the development and formulation of market, regulatory, and legal policies, as well as international initiatives. Prior to his current position, Mr. Ketchum served as President of the NASD since 1998, COO of the NASD since 1993 and Executive Vice President of the NASD since 1991.

        Alfred R. Berkeley III has been Vice Chairman of Nasdaq since July 2000 and was President of Nasdaq from June 1996 to July 2000. Mr. Berkeley was a member of the Nasdaq Board from June 1996 to May 2001. Prior to joining Nasdaq, Mr. Berkeley served for five years as Managing Director and Senior Banker of the Corporate Finance Department of Alex. Brown & Sons Incorporated, a financial services firm.

        David Weild IV became Vice Chairman of Nasdaq in October 2001 and Executive Vice President of the Corporate Client Group of Nasdaq in March 2001. Prior to his current positions, Mr. Weild held various positions with Prudential Securities Incorporated, the investment and brokerage firm, including President of Prudential Securities.Com from 2000 to 2001, Managing Director and Head of High Technology Investment Banking from 1997 to 2000, Managing Director of Investment Banking and Head of Corporate Finance from 1995 to 1997, and Managing Director and Head of the Global Equity Transactions Group from 1990 to 1995.

        Adena T. Friedman became Executive Vice President of Nasdaq Data Products in January 2002 and oversees Nasdaq's market information services. Prior to her current position, Ms. Friedman was Senior Vice President of Nasdaq Data Products from January 2001 to January 2002, Vice President of OTC Bulletin Board, Mutual Fund Quotation Service and NasdaqTrader.com from January 2000 to January 2001, Director of OTC Bulletin Board and Mutual Fund Quotation Service from August 1997 to January 2000, and Marketing Manager overseeing Nasdaq's marketing efforts to broker-dealers from April 1995 to August 1997. Ms. Friedman joined Nasdaq in 1993.

        Steven Dean Furbush became an Executive Vice President of Nasdaq Transaction Services in January 2001. Prior to his current position, Mr. Furbush was Senior Vice President of Nasdaq Transaction Services from October 2000 to January 2001, Managing Director of Nasdaq InterMarket from October 1999 to October 2000, and Chief Economist from June 1995 to October 1999.

        William R. Harts became Executive Vice President of Nasdaq Corporate Strategy in January 2002. Prior to joining Nasdaq, Mr. Harts was a Managing Director at Salomon Smith Barney, a global investment banking firm, from October 1991 to November 2001. As a Managing Director, Mr. Harts served at various times as Head of Strategic Business Development for the Global Equity Division and Head of the Portfolio Trading Department. Mr. Harts served as a Director and Vice Chairman of the Philadelphia Stock Exchange from March 1994 to June 1999.

        John L. Hilley became an Executive Vice President of Nasdaq and Chairman and CEO of Nasdaq International in July 1999. Mr. Hilley joined the NASD as Executive Vice President for Strategic Development in February 1998. Prior to joining the NASD, Mr. Hilley served in the White House as senior advisor to President Clinton since February 1996. Mr. Hilley has also held a number of senior staff positions in the U.S. Senate.

        Edward S. Knight became an Executive Vice President and General Counsel in October 2000. Prior to his current position, Mr. Knight served as Executive Vice President and Chief Legal Officer of the NASD since July 1999. Prior to joining the NASD, Mr. Knight served as General Counsel of the U.S. Department of the Treasury from September 1994 to June 1999.

        Steven J. Randich became Executive Vice President of Operations & Technology and Chief Information Officer of Nasdaq in October 2001. Prior to his current position, Mr. Randich served as Executive Vice President and Chief Technology Officer of Nasdaq since October 2000. Prior to joining Nasdaq, Mr. Randich was Executive Vice President and Chief Information Officer of the Chicago Stock Exchange from November 1996 to October 2000.

        Denise B. Stires became Executive Vice President of Worldwide Marketing and Investor Services in March 2001. Ms. Stires was Chief Marketing Officer of BuyandHold Inc., an on-line financial services company providing dollar-based brokerage services to individuals and corporations, from 2000 to 2001. Prior to that, Ms. Stires was Senior Vice President, Marketing Director of DLJdirect, the on-line discount brokerage service of CSFB from 1997 to 2000.

        John T. Wall became an Executive Vice President of Nasdaq in February 1994 and President of Nasdaq International in October 1997. Mr. Wall is responsible for the strategic development and international marketing of Nasdaq's products and services. Mr. Wall is also responsible for non-U.S. company listings, as well as promoting and directing the overall globalization of the marketplace. Mr. Wall established Nasdaq's operations in London and negotiates the sale of Nasdaq's computerized systems to other world markets. Mr. Wall joined the NASD in 1965 and during his tenure has been head of Regulation, Membership, and Qualifications Testing. Mr. Wall previously has served on a number of industry committees and boards, including EASDAQ, the National Securities Clearing Corporation, the Options Clearing Corporation and the Hong Kong International Committee for Listing New Enterprises.

        David P. Warren became Executive Vice President and Chief Administrative Officer of Nasdaq in January 2001 and Chief Financial Officer ("CFO") in September 2001. Mr. Warren oversees finance, human resources, and all administrative services including real estate, property management and purchasing. Prior to his current position, Mr. Warren was CFO of the Long Island Power Authority from January 1998 to December 2000, Deputy Treasurer of the State of Connecticut from March 1995 to January 1998, and a Vice President at CSFB from 1987 to 1995.

Risk Factors

        This Form 10-K contains forward-looking statements that involve risks and uncertainties. Nasdaq's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by Nasdaq described below and elsewhere in this Form 10-K.

        The risks and uncertainties described below are not the only ones facing Nasdaq. Additional risks and uncertainties not presently known to Nasdaq or that Nasdaq currently believes to be immaterial may also adversely affect Nasdaq's business. If any of the following risks actually occur, Nasdaq's business, financial condition, or operating results could be materially adversely affected.

Nasdaq's operating results could fluctuate significantly in the future.

        Nasdaq's operating results may fluctuate significantly in the future as a result of a variety of factors, including: (i) a decrease in the trading volume in The Nasdaq Stock Market; (ii) increased competition from regional exchanges, ECNs, or other alternative trading systems that might reduce market share and create pricing pressure; (iii) competition from the NYSE or new competing exchanges for new listings; (iv) a reduction in market information revenue; (v) the rate at which The Nasdaq Stock Market obtains new listings and maintains its current listings; (vi) regulatory changes and compliance costs; (vii) Nasdaq's ability to utilize its capital effectively; (viii) Nasdaq's ability to manage personnel, overhead, and other expenses, in particular technology expenses; and (ix) general market and economic conditions.

Nasdaq's business could be harmed by market fluctuations and other risks associated with the securities industry generally.

        A substantial portion of Nasdaq's revenue is tied to the trading volume of its listed securities. Trading volume is directly affected by economic and political conditions, broad trends in business and finance, and changes in volume and price levels of securities transactions. An adverse change affecting the economy or the securities markets could result in a decline in trading volume. Nasdaq is also particularly affected by declines in trading volume in technology and Internet-related securities because a significant portion of its customers trade in these types of securities and a large number of technology and Internet-related companies are listed on The Nasdaq Stock Market. A decline in trading volume would lower transaction services revenue, and Nasdaq's profitability may be adversely affected if it is unable to reduce costs at the same rate. A downturn in the initial public offering market is also likely to have an adverse effect on Nasdaq's revenue, including, in particular, revenue from listing fees. For example, in the year ended December 31, 2001, 63 IPOs were brought to market on The Nasdaq Stock Market compared to 397 in the year ended December 31, 2000. There also were 770 companies delisted during 2001 compared to 650 during 2000. Further downward trends in general market conditions could adversely affect Nasdaq's revenue and reduce its profitability if Nasdaq cannot reduce its costs at the same rate to offset such trends.

Substantial listing competition could reduce Nasdaq's revenue.

        The Nasdaq Stock Market faces competition for listings from other primary exchanges, especially from the NYSE. In addition to competition for initial listings, The Nasdaq Stock Market also competes with the NYSE to maintain listings. In the past, a number of issuers listed on The Nasdaq Stock Market have left for the NYSE each year. The largest 50 Nasdaq-listed issuers (based on U.S. market value) accounted for approximately 47% of total dollar volume traded on The Nasdaq Stock Market for the year ended December 31, 2001. While the loss of one or more of these issuers would result in a decrease in revenue from Nasdaq's Corporate Client Group services, such a loss would cause an even more significant reduction in revenue from Nasdaq's transaction services and market information services. The reduction in initial listings or the loss of a top issuer could have an adverse effect on Nasdaq's business, financial condition, or operating results.

Competition by regional exchanges for trade reporting business may reduce Nasdaq's trade reporting and market information revenue.

        Nasdaq is currently facing increased competition from regional exchanges for trade reporting business, which affects both transaction services and market information services revenue. In February 2002, Island began reporting a portion of its trades to the Cincinnati Stock Exchange, which reportedly gained Island's business by committing to reduce trade reporting fees and share Tape Fees with Island. In response, Nasdaq reduced certain trade reporting fees and began sharing Tape Fees, although not at the same level as Cincinnati. This action may not be sufficient to regain lost business or prevent other market participants from shifting some of their trade reporting to regional exchanges. Nasdaq may be required to take further action with respect to its sharing of Tape Fees and pricing structure to remain competitive. Further erosion of Nasdaq's trade reporting business may adversely affect its business, financial condition, and operating results.

Nasdaq's revenue would be adversely affected by ECNs that register as exchanges.

        In October 2001, the SEC approved Pacific/Archipelago's proposal to establish the Archipelago Exchange as an equities trading facility of the Pacific Stock Exchange. Archipelago and RediBook, two of the largest users of ACT for trade reporting, have merged and it is likely that they will shift certain trade reporting to the Pacific Stock Exchange later this year. In addition, Island has applied to register as an exchange. Exchanges that are UTP Plan participants are entitled to a share of Tape Fees. A proliferation in the number of exchanges and UTP Plan participants could have an adverse impact on Nasdaq's transaction services and market information services revenue if trade reporting is fragmented across exchanges and marketplaces.

        In addition, new exchanges could adversely affect Nasdaq's revenue from listings. ECNs, unlike exchanges, historically have not provided listing venues. Pacific/Archipelago has announced that the Archipelago Exchange intends to begin competing for listings. In addition, if more ECNs become exchanges and are successful in attracting listings, there can be no assurances that Nasdaq will be able to maintain or increase its listing revenue. The reduction in initial listings or the loss of a top issuer could have an adverse effect on Nasdaq's business, financial condition, and operating results. See "—Substantial listing competition could reduce Nasdaq's revenue."

Substantial competition could reduce The Nasdaq Stock Market's market share and harm Nasdaq's financial performance.

        It is possible that a competing securities exchange, network provider, or technology company could develop ways to replicate Nasdaq's network more efficiently than Nasdaq and persuade a critical mass of market participants to switch to a new network.

        If there is an increase in the number of market makers or ECNs that determine they do enough order routing traffic to justify setting up a proprietary network for their traffic, Nasdaq may be forced to alter its pricing structure or risk losing its share of the order routing or execution business. In addition, certain system providers link many market makers in The Nasdaq Stock Market. These systems may be able to increase the number of orders executed through their systems versus the Nasdaq systems. A reduction in Nasdaq's order routing or execution business could have an adverse effect on Nasdaq's business, financial condition, and operating results.

        The traditional products and services offered by markets are being unbundled. Historically, Nasdaq has provided listings, execution services, information services, and regulatory services to the investing public. Currently, there are many competitors operating in the execution services market. Nasdaq has not historically implemented pricing strategies that isolate its various businesses. Due to competition in the execution services business, as well as Nasdaq's past practice of bundling products and services, it is uncertain whether Nasdaq will be able to compete successfully in this business. Furthermore, Nasdaq faces multiple pricing constraints, including in particular, regulatory constraints that may prevent it from competing effectively in certain markets.

Nasdaq may face competition from the NASD's Alternative Display Facility.

        In the SEC's January 2001 order approving SuperMontage, the SEC noted that in order to address concerns that Nasdaq's position as an exclusive SIP would compel participation in SuperMontage, it would require the NASD to provide NASD members with the ability to opt-out of SuperMontage by providing the Alternative Display Facility as an alternative quotation and trade reporting facility for NASD members. Nasdaq's implementation of SuperMontage is dependent on the Alternative Display Facility being available for Nasdaq-listed securities. In addition, the SEC has also stated that the approval of Exchange Registration is linked to the NASD's ability to provide the Alternative Display Facility for NASD members to report trades and disseminate quotations in all exchange-listed securities. If the Alternative Display Facility becomes a viable alternative to The Nasdaq Stock Market, then Nasdaq faces the risk of reduced market share in transactions and market information services revenue, which could adversely affect Nasdaq's business, financial condition, and operating results.

Nasdaq's share of net revenue from Tape Fees may decrease once Nasdaq loses its status as the exclusive SIP under the UTP Plan.

        Under the revenue sharing provision of the UTP Plan, Nasdaq is permitted to deduct certain costs associated with acting as the exclusive SIP from the total amount collected from vendors, and the remaining Tape Fee revenue is distributed to UTP Plan participants. The SEC has stated that as a condition of extending the UTP Plan, the parties to the UTP Plan must negotiate in good faith to revise the UTP Plan so that it provides for either a fully viable alternative exclusive SIP for all Nasdaq-listed securities or a fully viable alternative non-exclusive SIP. This process may increase SIP costs, reducing the amount of Tape Fee revenue that Nasdaq and other participants earn.

Certain Congressional and SEC reviews could result in a reduction in data fees that could reduce Nasdaq's revenue.

        The SEC is reviewing concerns by industry members that the present levels of data fees do not properly reflect the costs associated with their collection, processing, and distribution. The SEC currently is reviewing a report on the issues from its Advisory Committee on Market Information that was issued in September 2001 and comments on the report. Nasdaq has argued that there is significant value in the quality of data it provides to the investing community. Nasdaq also has argued that there are regulatory, market capacity, and other related costs of operating the market. A fee realignment that does not recognize the full value of the data and/or the market costs of creating and delivering high quality market data could reduce overall data revenue in the future and adversely affect Nasdaq's business, financial condition, and operating results.

        Congress conducted hearings in 2000 and 2001 and introduced legislation in 2000 pertaining to whether stock exchanges and markets have a property right to quote and trade data. Since securities firms are required to supply the market operator with quote and trade information, some have argued that the operator has no right to be able to validate the data, consolidate the data with other market participant data, and sell the data back to the securities firms. This issue may continue to be debated and the outcome could have a significant impact on the viability of Nasdaq's data revenue and, as a consequence, on its business, financial condition, and operating results.

Nasdaq is subject to extensive regulation that may harm its ability to compete with less regulated entities.

        Under current federal securities laws, changes in Nasdaq's rules and operations, including its pricing structure, must be approved by the SEC. The SEC may approve, disapprove, or recommend changes to proposals submitted by Nasdaq. In addition, the SEC may delay the initiation of the public comment process or the approval process. This delay in approving changes, or the altering of any proposed change, could have an adverse effect on Nasdaq's business, financial condition, and operating results.

System limitations or failures or security breaches could harm Nasdaq's business.

        Nasdaq's business depends on the integrity and performance of the computer and communications systems supporting it. If Nasdaq's systems cannot be expanded to cope with increased demand or otherwise fail to perform, Nasdaq could experience unanticipated disruptions in service, slower response times, and delays in the introduction of new products and services. These consequences could result in lower trading volumes, financial losses, decreased customer service and satisfaction, litigation or customer claims, and regulatory sanctions. Nasdaq has experienced occasional systems failures and delays in the past and it could experience future systems failures and delays.

        Nasdaq uses internally developed systems to operate its business, including transaction processing systems to accommodate increased capacity. However, if The Nasdaq Stock Market's trading volume increases unexpectedly, Nasdaq will need to expand and upgrade its technology, transaction processing systems, and network infrastructure. Nasdaq does not know whether it will be able to project accurately the rate, timing, or cost of any increases, or expand and upgrade its systems and infrastructure to accommodate any increases in a timely manner.

        Nasdaq's systems and operations also are vulnerable to damage or interruption from human error, natural disasters, power loss, sabotage or terrorism, computer viruses, intentional acts of vandalism, and similar events. Nasdaq has active and aggressive programs in place to identify and minimize its exposure to these vulnerabilities, and works in collaboration with the technology industry to share corrective measures with Nasdaq's business partners. Nasdaq currently maintains multiple computer facilities that are designed to provide redundancy and back-up to reduce the risk of system disruptions, and has facilities in place that are expected to maintain service during a system disruption. Any system failure that causes an interruption in service or decreases the responsiveness of Nasdaq's service could impair its reputation, damage its brand name, and negatively impact its revenue. Nasdaq also relies on a number of third parties for systems support. Any interruption in these third-party services or deterioration in the performance of these services could also be disruptive to Nasdaq's business and have a material adverse effect on its business, financial condition, and operating results.

Nasdaq may not be able to keep up with rapid technological and other competitive changes affecting the structure of the securities markets.

        The markets in which Nasdaq competes are characterized by rapidly changing technology, evolving industry standards, frequent enhancements to existing services and products, the introduction of new services and products, and changing customer demands. These market characteristics are heightened by the emerging nature of the Internet and the trend for companies from many industries to offer Internet-based products and services. In addition, the widespread adoption of new Internet, networking, or telecommunications technologies or other technological changes could require Nasdaq to incur substantial expenditures to modify or adapt its services or infrastructure. Nasdaq's future success will depend on its ability to respond to changing technologies on a timely and cost-effective basis. Nasdaq's operating results may be adversely affected if it cannot successfully develop, introduce, or market new services and products. In addition, any failure by Nasdaq to anticipate or respond adequately to changes in technology and customer preferences, or any significant delays in other product development efforts, could have a material adverse effect on Nasdaq's business, financial condition, and operating results.

Nasdaq may have difficulty managing its growth.

        Over the last several years, Nasdaq has experienced significant growth in its business and the number of its employees. Nasdaq may not be able to continue to manage its growth successfully. In an attempt to stimulate future growth, Nasdaq has undertaken several initiatives to increase its business, including enhancing existing products, developing new products, and forming strategic relationships. The increased costs associated with Nasdaq's initiatives may not be offset by corresponding increases in its revenue. The growth of Nasdaq's business has required, and will continue to require, Nasdaq to increase its investment in technology, management personnel, market regulatory services, and facilities. No assurance can be made that Nasdaq has made adequate allowances for the costs and risks associated with this expansion, that its systems, procedures, or controls will be adequate to support its operations, or that its management will be able to offer and expand its services successfully. If Nasdaq is unable to manage its growth effectively, its business, financial condition, and operating results could be adversely affected.

Nasdaq may need additional funds to support its business plan.

        Nasdaq depends on the availability of adequate capital to maintain and develop its business. Nasdaq believes that its current capital requirements will be met from internally generated funds and from the funds raised in connection with the Restructuring. However, based upon a variety of factors, including the rate of market acceptance of Nasdaq's new products, the cost of service and technology upgrades, and regulatory costs, Nasdaq's capital requirements may vary from those currently planned. There can be no assurance that additional capital will be available on a timely basis, or on favorable terms or at all.

Nasdaq may not be successful in executing its international strategy.

        In order to take advantage of anticipated opportunities that will arise outside the United States, Nasdaq intends to invest significant resources in developing strategic partnerships with non-U.S. stock markets. Nasdaq has had only very limited experience in developing localized versions of its services and in marketing and operating its services internationally. To date, Nasdaq's international efforts have not yet achieved profitability. There can be no assurance that Nasdaq will be able to succeed in marketing its branded services and developing localized services in international markets. Nasdaq may experience difficulty in managing its international operations because of, among other things, competitive conditions overseas, difficulties in supervising foreign operations, managing currency risk, established domestic markets, language and cultural differences, political and economic instability, sustained weakness in European equities markets, and changes in regulatory requirements or the failure to obtain requested regulatory changes and approvals. Any of the above could have an adverse effect on the success of Nasdaq's international operations and, consequently, on Nasdaq's business, financial condition, and operating results. See "Item 1. Business—Nasdaq's Strategic Initiatives—Pursuing Global Market Expansion."

Failure to protect its intellectual property rights could harm Nasdaq's brand-building efforts and ability to compete effectively.

        To protect its rights to its intellectual property, Nasdaq relies on a combination of trademark laws, copyright laws, patent laws, trade secret protection, confidentiality agreements, and other contractual arrangements with its affiliates, clients, strategic partners, and others. The protective steps Nasdaq has taken may be inadequate to deter misappropriation of its proprietary information. Nasdaq may be unable to detect the unauthorized use of, or take appropriate steps to enforce, its intellectual property rights. Nasdaq has registered, or applied to register, its trademarks in the U.S. and in 40 foreign jurisdictions and has pending U.S. and foreign applications for other trademarks. Effective trademark, copyright, patent, and trade secret protection may not be available in every country in which Nasdaq offers or intends to offer its services. Failure to protect its intellectual property adequately could harm its brand and affect its ability to compete effectively. Further, defending its intellectual property rights could result in the expenditure of significant financial and managerial resources, which could adversely affect Nasdaq's business, financial condition, and operating results.

Lack of operating history as a for-profit entity with private ownership interests.

        While Nasdaq has an established operating history, it has only operated as a for-profit company with private ownership interests since June 28, 2000. Therefore, Nasdaq is subject to the risks and uncertainties associated with any newly independent company. Nasdaq has had access to many support functions of the NASD, including: cash management and other financial services, real estate, legal, surveillance, and other regulatory services, information services, and corporate and administrative services. Nasdaq has entered into, and intends to enter into, various intercompany arrangements with the NASD and its affiliates for the provision of these services on an on-going or transitional basis. See "—Nasdaq faces potential conflicts of interest with related parties" and "—The intercompany agreements may not be effected on terms as favorable to Nasdaq as could have been obtained from unaffiliated third parties," "Item 1. Business—Service and Regulatory Contractual Relationships with the NASD and NASDR" and "Item 13. Certain Relationships and Related Transactions." In addition, Nasdaq's initiatives designed to increase operating efficiencies may not yield the expected benefits or efficiencies and may be subject to delays, unexpected costs, and cost overruns, all of which could have an adverse effect on Nasdaq's business, financial condition, and operating results.

Failure to attract and retain key personnel may adversely affect Nasdaq's ability to conduct its business.

        Nasdaq's future success depends on the continued service and performance of its senior management and certain other key personnel. For example, Nasdaq is dependent on specialized systems personnel to operate, maintain, and upgrade its systems. The inability of Nasdaq to retain key personnel or retain other qualified personnel could adversely affect Nasdaq's business, financial condition, and operating results.

Nasdaq is subject to risks relating to litigation and potential securities laws liability.

        Many aspects of Nasdaq's business potentially involve substantial risks of liability. While Nasdaq enjoys immunity for self-regulatory organization activities, it could be exposed to liability under federal and state securities laws, other federal and state laws and court decisions, as well as rules and regulations promulgated by the SEC and other federal and state agencies. These risks include, among others, potential liability from disputes over the terms of a trade, or claims that a system failure or delay cost a customer money, that Nasdaq entered into an unauthorized transaction or that it provided materially false or misleading statements in connection with a securities transaction. As Nasdaq intends to defend any such litigation actively, significant legal expenses could be incurred. An adverse resolution of any future lawsuit or claim against Nasdaq could have an adverse effect on its business, financial condition, and operating results.

Nasdaq faces potential conflicts of interest with related parties.

        Until Exchange Registration, the NASD will retain voting control over Nasdaq. See "Item 1. Business—Nasdaq's History and Structure" and "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters—Unregistered Offerings." In addition, five of the 18 members of the Nasdaq Board are currently members of the NASD Board. Until Exchange Registration, the NASD will be in a position to continue to control substantially all matters affecting Nasdaq, including any determination with respect to the direction and policies of Nasdaq, acquisition or disposition of assets, future issuances of securities of Nasdaq, Nasdaq's incurrence of debt, and any dividend payable on the Common Stock.

        Conflicts of interest may arise between Nasdaq and the NASD, or its affiliates, in a number of areas relating to their past and ongoing relationships, including the nature, quality, and pricing of services rendered; shared marketing functions; tax and employee benefit matters; indemnity agreements; sales or distributions by the NASD of all or any portion of its ownership interest in Nasdaq; or the NASD's ability to influence certain affairs of Nasdaq prior to Exchange Registration. There can be no assurance that the NASD and Nasdaq will be able to resolve any potential conflict or that, if resolved, Nasdaq would not receive more favorable resolution if it were dealing with an unaffiliated party.

        Conflicts may also arise between Nasdaq and Amex by virtue of commitments made by the NASD in connection with the NASD's acquisition of Amex.

The intercompany agreements may not be effected on terms as favorable to Nasdaq as could have been obtained from unaffiliated third parties.

        For purposes of governing their ongoing relationship, Nasdaq and the NASD, or their affiliates, have entered into, or intend to enter into, various agreements involving the provision of services such as market surveillance and other regulatory functions, certain financial services, legal services, facilities sharing, information services, corporate services, and other administrative services. Nasdaq has negotiated a contract with the NASDR pursuant to which NASDR will regulate Nasdaq trading activity commencing upon the effectiveness of Exchange Registration. The NASDR will continue regulating trading activity on Nasdaq under a new long-term contract that establishes the various functions NASDR will perform and the price that Nasdaq will pay for these functions. The functions covered under this contract are substantially of the same type and scope as those NASDR performs under the Delegation Plan.

        The terms of the other intercompany agreements have not yet been fully negotiated. Although it is the intention of the parties to negotiate agreements that provide for arm's length, fair market value pricing, there can be no assurance that these contemplated agreements, or the transactions provided in them, will be effected on terms as favorable to Nasdaq as could have been obtained from unaffiliated third parties. The cost to Nasdaq for such services could increase at a faster rate than its revenue and could adversely affect Nasdaq's business, financial condition, and operating results. See "Item 13. Certain Relationships and Related Transactions."

The SEC may challenge or not approve Nasdaq's plan to become a national securities exchange or it may require changes in the manner Nasdaq conducts its business before granting this approval.

        The SEC may not approve Nasdaq's application for Exchange Registration or may require changes in the manner Nasdaq conducts its business before granting this approval. Failure to be so registered could adversely effect Nasdaq's competitive position and could have a material adverse effect on Nasdaq's business conditions and business prospects.

        In connection with Exchange Registration, certain changes must be made to the national market system plans. Certain participants in the plans may object to, or request modifications to, amendments proposed by Nasdaq. Failure to resolve these issues in a timely manner could delay Exchange Registration. In addition, the SEC has also stated that its approval of Exchange Registration is linked to the NASD's ability to provide the Alternative Display Facility to NASD members to assist in the quotation and trade reporting of exchange-listed securities. Any significant delay or failure on the part of the NASD to build the Alternative Display Facility also could delay the SEC's approval of Exchange Registration.

        There can be no assurance that Exchange Registration will occur or that the registration process will occur in a timely manner. Because of the nature of the regulatory process and the variety of market structure issues that would have to be resolved across all markets, the registration process could be lengthy. In the long-term, the failure to be approved as an exchange by the SEC may have negative implications on the ability of Nasdaq to fund its planned initiatives.

        In addition, the SEC has not yet agreed and may not agree to Nasdaq's proposal to continue to operate the OTC Bulletin Board after Exchange Registration.

Item 2.    Properties.

        The following is a description of Nasdaq's material properties as of December 31, 2001.

Location	Use	Size (approximate, in square feet)	Type of Possession
New York, New York	Location of MarketSite	26,000	Leased by Nasdaq
New York, New York	Nasdaq headquarters	78,000	Subleased from the NASD
New York, New York	General office space	24,000	Leased by Nasdaq
Rockville, Maryland	Location of Nasdaq data center	110,000	Owned by Nasdaq
Rockville, Maryland	General office space	82,634	Leased by Nasdaq
Trumbull, Connecticut	Location for Nasdaq's technology services, systems engineering and market operations	162,000	Owned by Nasdaq
Trumbull, Connecticut	General office space	101,000 (two locations)	Leased by Nasdaq
Washington, D.C.	General office space	48,000 (two locations)	Occupied pursuant to a shared facilities agreement with the NASD

        In addition to the above, Nasdaq leases administrative and sales facilities in Chicago, Illinois; Menlo Park, California; London, England; Sao Paulo, Brazil; Montreal, Canada; and Shanghai, China. Nasdaq Europe leases administrative facilities in Brussels, Belgium; London, England; and Paris, France.

        Nasdaq was forced to vacate its headquarters from One Liberty Plaza as a result of the terrorist attacks on September 11, 2001. Nasdaq subsequently determined that it would permanently relocate from One Liberty Plaza to a location closer to its Time Squares MarketSitesm building. Employees returned to One Liberty on a temporary basis in early 2002, but are expected to relocate by early 2003. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Environment—September 11, 2001 Terrorist Attacks."

Item 3.    Legal Proceedings.

        Nasdaq is not currently a party to any litigation that it believes could have a material adverse effect on its business, financial condition, or operating results. However, from time to time, Nasdaq has been threatened with, or named as a defendant, in lawsuits.

Item 4.    Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of Nasdaq's stockholders during the fourth quarter of 2001.

Part II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters.

        Market Information.    No established public trading market exists for the Common Stock.

        Holders.    As of March 18, 2002, Nasdaq had approximately 2,519 holders of record of its Common Stock.

        Dividends.    Nasdaq does not pay, and does not anticipate paying in the foreseeable future, any cash dividends on its common equity.

        Unregistered Offerings.    On January 18, 2001, Nasdaq completed Phase II of its private placement in connection with the Restructuring by selling an aggregate of 5,028,797 shares of Common Stock for aggregate consideration of $65,374,361 to investors consisting of NASD members, issuers with securities listed on The Nasdaq Stock Market, institutional investment firms and providers of technology services to Nasdaq. In Phase II, the number of shares of Common Stock offered to each category of investor was based upon a variety of factors, including the offeree's contributions to Nasdaq's growth. The shares of Common Stock sold by Nasdaq in Phase II were issued to "accredited investors" in private transactions exempt under Regulation D of the Securities Act of 1933, as amended (the "Securities Act").

        On May 3, 2001, Nasdaq sold $240.0 million in aggregate principal amount of its convertible Subordinated Notes (the "Subordinated Notes") to Hellman & Friedman Capital Partners IV, L.P and certain of its affiliated limited partnerships (collectively, "Hellman & Friedman"). The Subordinated Notes are convertible at any time into an aggregate of 12.0 million shares of Common Stock, reflecting a conversion price of $20.00 per share, subject to adjustment. Nasdaq has granted Hellman & Friedman certain registration rights with respect to the shares of Common Stock underlying the Subordinated Notes. The Subordinated Notes were sold in a private transaction pursuant to Section 4(2) of the Securities Act, which exempts sales of securities that do not involve a public offering. No underwriter was used in this transaction.

        For the offering period ended June 29, 2001, Nasdaq sold 209,120.675 shares of Common Stock pursuant to its Employee Stock Purchase Plan for an aggregate offering price of $2,221,907. During the offering period ended December 31, 2001, 117,459.195 shares of Common Stock were sold pursuant to the Employee Stock Purchase Plan for an aggregate sale price of $1,248,004. The foregoing sales of shares of Common Stock were made pursuant to Rule 701 under the Securities Act, which exempts issuances of securities under certain written compensatory employee benefit plans.

        On November 12, 2001, Nasdaq sold an aggregate amount of 535,000 shares of Common Stock to five members of the Nasdaq Board of Directors and 500,000 shares of Common Stock to Hellman & Friedman for an aggregate offering price of $10,608,750. All of the foregoing shares were sold in a private transaction at the current fair market value pursuant to Section 4(2) of the Securities Act. No underwriter was used in these transactions.

        On December 21, 2001, Nasdaq issued a warrant to SOFTBANK that allows the warrant holder to buy an aggregate of 479,648 shares of Common Stock, exercisable in four equal annual tranches beginning on June 28, 2002. The exercise price of the warrant is $13 per share of Common Stock for the first tranche, and increases by $1 per share in each subsequent tranche up to a maximum of $16 per share for the final tranche. The warrant was issued to SOFTBANK as part of a transaction in which Nasdaq repurchased SOFTBANK's 22.2% interest in Nasdaq Europe Planning Company, Inc., a subsidiary of Nasdaq, for consideration totaling 7,211 Class A shares of Nasdaq Europe owned by Nasdaq, the warrant for shares of Nasdaq Common Stock and Japanese Yen 937,500,000 in cash (approximately $7,360,000 based on the Yen-Dollar exchange rate on December 21, 2001). As part of the transaction, SOFTBANK agreed that the entire cash consideration be paid to Nasdaq Japan, thereby increasing SOFTBANK's investment in Nasdaq Japan. The warrant was issued in a private transaction exempt under Section 4(2) of the Securities Act. No underwriter was used in this transaction.

Item 6.    Selected Consolidated Financial Data.

        The following sets forth selected consolidated financial information on a historical basis for Nasdaq. The following information should be read in conjunction with the consolidated financial statements and notes thereto of Nasdaq included elsewhere in this Form 10-K.

Selected Consolidated Financial Data

($ in thousands, except per share amounts)

	Year Ended December 31,
Statements of Income Data:	2001	2000	1999	1998	1997
Revenues:
Transaction services	$408,770	$395,123	$283,652	$160,506	$174,741
Market information services	240,524	258,251	186,543	152,665	126,436
Corporate Client Group services	156,124	149,297	163,425	137,344	113,019
Other	51,814	30,040	628	308	2,530

Total revenues	857,232	832,711	634,248	450,823	416,726
Expenses:
Compensation and benefits	183,369	137,284	98,129	78,565	64,324
Marketing and advertising	28,017	45,908	62,790	42,483	53,817
Depreciation and amortization	93,400	65,645	43,696	34,984	31,336
Professional and contract services	76,049	61,483	35,282	35,127	22,259
Computer operations and data communications	174,939	138,228	100,493	72,111	61,438
Travel, meetings, and training	14,593	12,113	10,230	7,750	7,310
Occupancy	27,183	14,766	6,591	5,354	4,883
Provision for bad debts	15,459	5,554	2,978	3,757	5,078
Publications, supplies, and postage	11,998	7,181	4,670	5,208	5,223
Disaster related	23,208	—	—	—	—
Technology transition cost	9,200	—	—	—	—
Other	37,883	20,007	19,688	10,985	8,685

Total direct expenses	695,298	508,169	384,547	296,324	264,353
Support cost from related parties, net	101,799	128,522	115,189	100,841	85,880

Total expenses	797,097	636,691	499,736	397,165	350,233
Net operating income	60,135	196,020	134,512	53,658	66,493
Interest income	22,603	20,111	12,201	9,269	7,522
Interest expense	(9,647)	(2,130)	(2,143)	(1,962)	(797)
Minority interests	5,704	872	—	—	—
Provision for income taxes	(38,332)	(90,477)	(58,421)	(26,010)	(33,187)

Income before cumulative effect of change in accounting principle	40,463	124,396	86,149	34,955	40,031
Cumulative effect of change in accounting principle	—	(101,090)	—	—	—

Net income	$40,463	$23,306	$86,149	$34,955	$40,031

Weighted average common shares outstanding(1)	116,458,902	112,090,493	100,000,000	100,000,000	100,000,000
Basic earnings per share:
Before cumulative effect of change in accounting principle	$0.35	$1.11	$0.86	$0.35	$0.40

Cumulative effect of change in accounting principle	—	(0.90)	—	—	—

Net income	$0.35	$0.21	$0.86	$0.35	$0.40

Diluted earnings per share:
Before cumulative effect of change in accounting principle	$0.35	$1.11	$0.86	$0.35	$0.40
Cumulative effect of change in accounting principle	—	(0.90)	—	—	—

Net income	$0.35	$0.21	$0.86	$0.35	$0.40

Pro forma amounts assuming the change in accounting principle is applied retroactively:
Total revenues		$832,711	$607,203	$444,764	$401,774
Net income		124,396	69,944	31,332	31,090
Basic and diluted earnings per share		$1.11	$0.70	$0.31	$0.31

Other Data:
EBITDA(2)	$153,535	$261,665	$178,208	$88,642	$97,829
Capital expenditures	73,277	119,040	94,193	33,605	79,887
Net cash provided by operating activities	65,030	255,554	135,125	56,723	76,755
Net cash used in investing activities	(109,196)	(292,243)	(131,157)	(58,150)	(123,064)
Net cash provided by financing activities	75,640	288,348	3,876	156	29,766
Number of listed companies (at year end)	4,109	4,734	4,829	5,068	5,487
Shares traded (in thousands)	471,200,000	442,800,000	272,600,000	202,000,000	163,900,000
	As of December 31,
	2001	2000	1999	1998	1997
Balance Sheet Data:(3)(4)
Cash and cash equivalents	$293,731	$262,257	$10,598	$2,754	$4,025
Working capital(5)	521,620	440,260	154,372	120,831	84,668
Total assets	1,326,251	1,164,399	578,254	403,745	353,134
Total long term obligations	508,934	221,464	78,965	41,248	41,362
Total stockholders' equity	518,388	645,159	352,012	266,255	229,166

(1)
Gives effect to the June 28, 2000, 49,999-for-one stock dividend of the shares of Common Stock for years ended 1997-2000.

(2)
EBITDA represents income before cumulative change in accounting principle, net interest, income taxes, minority interest and depreciation and amortization expense. EBITDA is not a measure of performance under generally accepted accounting principles and should not be considered as an alternative to net income as a measure of operating results or cash flows as a measure of liquidity. Nasdaq believes that investors find EBITDA a good measure of Nasdaq's cash flow and ability to incur and service indebtedness. EBITDA as defined may not be comparable to similarly titled measures reported by other companies.

(3)
Balance sheet data for 1997-1999 has not been restated for the Change in Accounting Principle, which was adopted as of January 1, 2000.

(4)
Certain amounts in the prior years have been reclassified to conform with the 2001 presentation.

(5)
Working capital is calculated as current assets (reduced for held-to-maturity investments classified as current assets) less current liabilities.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion of the financial condition and results of operations of Nasdaq should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Nasdaq's actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under "Item 1. Business—Risk Factors" and elsewhere in this Form 10-K.

Overview

        Nasdaq operates The Nasdaq Stock Market, the world's largest, electronic, screen-based equity securities market and the largest equity securities market in the world based on share volume. Nasdaq operates in one segment as defined in the Statement of Financial Accounting Standards No. 131 "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). Nasdaq's principal business products are price discovery and trading services, the sale of related data and information, and listing of issues. The majority of this business is transacted with listed companies, market data vendors, and firms in the broker-dealer industry within the United States.

        Nasdaq provides products and services in the following three principal categories:

  •
  Transaction services include collecting, processing, and disseminating price quotes of Nasdaq-listed securities, the routing and execution of buy and sell orders for Nasdaq-listed securities, and post-trade reporting services;

  •
  Market information services provide varying levels of quote and trade information to data vendors, who in turn sell the information to the public; and

  •
  Corporate Client Group services provide information services and products to Nasdaq-listed companies and are responsible for obtaining new listings on The Nasdaq Stock Market.

        As of December 31, 2001, the NASD beneficially owned approximately 25% of Nasdaq on a fully diluted basis that assumes the full exercise of all warrants purchased in the two phases ("Phases I and II") of the Restructuring (approximately 69% on a non-diluted basis). On March 8, 2002, Nasdaq completed the Repurchase, a two stage repurchase of an additional 33,768,895 shares of Common Stock owned by the NASD, which represented all of the outstanding shares of Common Stock owned by the NASD, except for the 43,225,976 shares of Common Stock underlying the warrants issued by the NASD in the Restructuring. Nasdaq purchased the Common Stock for approximately $305.2 million in aggregate cash consideration, 1,338,402 shares of Nasdaq's Series A Cumulative Preferred Stock, and one share of Nasdaq's Series B Preferred Stock. The Repurchase furthered Nasdaq's goal of separating itself from the NASD. As a result of the Repurchase, the NASD owns approximately 55% of the outstanding Common Stock on a non-diluted basis and no Common Stock on a fully-diluted basis (assuming the full exercise of all warrants purchased in Phase I and II of the Restructuring and conversion of all potentially dilutive securities). In addition, the NASD owns all of the outstanding shares of Series A and Series B Preferred Stock. The Series B Preferred Stock is structured to ensure that the NASD will retain voting control over Nasdaq until Exchange Registration is achieved.

Business Environment

        The economic conditions in the United States worsened during 2001 as corporate profits, growth in productivity, and business investment declined. These economic difficulties were reflected in the November 2001 announcement by the National Bureau of Economic Research that the U.S. economy had been in a recession since March 2001. In addition, the securities industry and capital markets were severely affected by the September 11, 2001 terrorist attacks on the United States that caused a four-day suspension of trading on U.S. equities markets.

        The economic reversal from the expansion of prior years and resulting investor uncertainty had a negative effect on the performance of U.S. equity markets, as evidenced by declines in the major stock indices. During 2001, the Nasdaq Composite Index fell approximately 21%, the S&P 500 fell approximately 13%, the Dow Jones Industrial Average fell approximately 7% and the Wilshire 5000 fell approximately 12%. Market declines adversely affected both investors and the securities industry by reducing interest in the equities market from the levels reached in 1999 and 2000. A significant decline in on-line trading during 2001 contributed to an abrupt end to the expansion of the securities industry and resulted in staff reductions throughout the industry. Decreased market activity led to reduced demand or slower growth for a variety of Nasdaq market services related to trading, system access, market information, and data products. While average daily share volume in 2001 was up approximately 8% compared to share volume in 2000 (primarily from volume growth in the first half of the year), substantially lower stock prices resulted in a more than 45% decline in average daily dollar volume.

        Weak economic conditions and lower stock prices also limited the ability of companies to raise money in the equity markets. New issues on all U.S. markets were well off the pace of previous years. Particularly affected were companies in the technology and growth fields, a high percentage of which historically have listed on The Nasdaq Stock Market. In 2001, there were only 63 IPOs on The Nasdaq Stock Market compared to 397 in 2000. This reduction in IPOs limited Nasdaq's opportunities to expand listing revenue and had a spill-over effect on transaction and market information services revenue. The market declines also produced an unprecedented number of delistings, as 770 companies left The Nasdaq Stock Market for a variety of reasons. Approximately 88% of the delistings were related to the failure to satisfy applicable listing requirements and merger and acquisition activity.

        September 11, 2001 Terrorist Attacks.    The unprecedented terrorist attacks on the United States on September 11th had a significant impact on general economic conditions in the United States and the operations of The Nasdaq Stock Market and the other U.S. securities marketplaces. After the attacks, Nasdaq's systems were operative; however, The Nasdaq Stock Market closed for four days as a result of the effect the events had on market participants and to assure that they would be in a position to respond to customer needs once the markets reopened. Nasdaq's operating results for the third quarter of 2001 were affected by the closure of the market and the disruption in business operations of market participants.

        As a result of the attacks, Nasdaq's executive offices in New York City were closed for the remainder of 2001 and its New York-based employees were relocated. Also, as a result of the attacks, Nasdaq decided to relocate its headquarters from One Liberty Plaza, which is adjacent to the site where the World Trade Center Towers stood, to a location closer to its Times Square Nasdaq MarketSite building. Employees returned to One Liberty Plaza on a temporary basis in the first quarter of 2002, but are expected to relocate by early 2003. Due to its decision to relocate its headquarters from One Liberty Plaza, Nasdaq has estimated a $21.5 million loss on the sublease for this property which is included in disaster related expenses on the Consolidated Statement of Income for the year ended December 31, 2001. In addition, it has been necessary for Nasdaq to make certain non-budgeted expenditures relating to September 11th including, but not limited to, costs related to the efforts to restore services to market participants; the testing of trading systems; and required reconfiguring of technology, telecommunications and alternative office facilities due to the temporary relocation of employees. These other third and fourth quarter expenses of $1.7 million are also shown in disaster related expenses on the Consolidated Statement of Income for the year ended December 31, 2001. Nasdaq is in the process of determining the total loss of revenue and additional expenses incurred as well as any applicable insurance recoveries related to the attacks. Additional expenses and recoveries will be recorded in future periods.

        In response to the general economic and market uncertainty after the terrorist attacks, Nasdaq formally suspended minimum bid price and market value of public float requirements for continued listing on both The Nasdaq National Market and The Nasdaq SmallCap Market from September 26,

2001 until January 2, 2002. The implementation of the moratorium did not have a material positive effect on Nasdaq's operating results in 2001. See "Item 1. Business—Products and Services—Corporate Client Group Services."

        Overview of First Half of 2001.    Trading activity was generally strong in the first six months of 2001 versus the comparable period of 2000.    Average daily share volume in the first quarter of 2001 averaged 2.14 billion shares compared to 1.82 billion shares in the first quarter of 2000, a gain of approximately 18%. Average daily share volume in the second quarter of 2001 averaged 1.95 billion shares compared to 1.60 billion in the second quarter of 2000, a gain of approximately 22%. Increases in share and trade volume led to increases in transaction services revenue. Market information services revenue was adversely impacted by the overall market decline and a drop in on-line retail trading, as demand for non-professional market information services declined. The slowing economy also led to an increase in delistings and decreases in the number of IPOs and the number of listed companies issuing additional shares. While reported revenue associated with Corporate Client Group activities increased during the first half of 2001 due to the Change in Accounting Principle (see "Change in Accounting Principle" below), actual initial listing and LAS fees charged to issuers decreased during the period. Total new issues of companies listed on The Nasdaq Stock Market, including IPOs, were 69 in the first half of 2001 compared to 342 during the same period of 2000.

        Overview of Third Quarter of 2001.    Although average daily share and trading volumes historically have been weakest in the third quarter, share and trading volumes in the third quarter of 2001 were even lower than seasonal trends. Prior to the September 11th terrorist attacks, share volume slowed to an average of 1.51 billion shares a day, an approximately 23% decline from the second quarter of 2001. Nasdaq posted particularly weak volume numbers in August, with the month accounting for eight of the 10 lowest share volume days (and 16 of the 18 days with the lowest number of trades) during the period from January through August 2001. Average daily share volume for the remainder of the quarter (post September 11th) was 2.14 billion shares per day, while the average daily share volume for the entire third quarter (excluding the four day trading suspension discussed above) was 1.63 billion shares per day compared to 1.95 billion shares per day in the second quarter of 2001, and 1.59 billion shares per day for the third quarter of 2000. All of Nasdaq's primary revenue streams were negatively affected by the continued market slow-down. Lower share and trading volumes resulted in reduced transaction services revenue. Market information services revenue experienced a similar decline as the demand for both professional and non-professional market information softened. While reported revenue from Corporate Client Group services were flat due to the Change in Accounting Principle, actual Corporate Client Group activities were down significantly in the third quarter of 2001, reflecting in part the fact that there were no IPOs in the U.S. equity markets in September for the first time in 25 years. Total new issues of companies listed on The Nasdaq Stock Market, including IPOs, were 32 in the third quarter of 2001, compared to 163 in the third quarter of 2000.

        Overview of Fourth Quarter of 2001.    Building on post-September 11th momentum, trading activity on U.S. equity markets rebounded in the fourth quarter of 2001. Daily share volume grew to an average of 1.86 billion shares from 1.63 billion shares in the third quarter. This approximately 14% increase represented the only volume rise from one quarter to the next in 2001. Increases in share and trade volumes resulted in a slight increase in transaction services revenue in the fourth quarter. While demand for professional and non-professional information remained weak, there was a modest increase in market information services revenue that resulted from trading of exchange listed securities through Nasdaq InterMarket. Total new issues of companies listed on The Nasdaq Stock Market, including IPOs, were 44 in the fourth quarter compared to 100 in the fourth quarter of 2000. There were 24 IPOs in the fourth quarter of 2001, nearly twice as many as in any other quarter of 2001.

        2002 Outlook.    Nasdaq continues to face economic and competitive challenges. In January and February 2002, trading volume was flat versus December 2001 and daily share volume in January and

February averaged 1.89 billion and 1.81 billion shares, respectively. The flattening of trading activity resulted from a combination of factors including a change toward agency and riskless principal trading and trade reporting by some institutional market participants. Under agency and riskless principle trading, these institutional market participants no longer report to Nasdaq certain transactions with their customers. Trading activity also has been affected by continued uncertainty among investors about the economy and markets. There is also a threat of some competitive attrition of Nasdaq's market share. Some ECNs, which have traditionally relied on Nasdaq's execution and reporting systems, have allied themselves with regional exchanges or are seeking to establish themselves as national securities exchanges and will compete with Nasdaq for trade reporting, Tape Fees, and possibly even listings business.

        It is difficult at this time to determine whether the economy and market conditions have begun a sustained improvement. A rise in investor confidence could result in a corresponding increase in demand for transactions services and data products. In addition, the full impact of last year's move to decimal pricing on investing behavior and market making has not been realized. Trading activity could see an additional boost as investors returning to the market benefit from substantially lower spreads. Any sustained rebound in equity markets should provide Nasdaq with greater opportunities for new listings and secondary offerings. However, if weak domestic and international economic conditions continue or worsen, Nasdaq's business, financial condition, and results of operations may be materially adversely affected.

Change in Accounting Principle

        On August 17, 2001, Nasdaq concluded discussions with the SEC with respect to the implementation in its financial statements of Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which became effective for SEC reporting companies in the fourth quarter of 2000. Nasdaq became a SEC public reporting company on June 29, 2001, the effective date of its Registration Statement on Form 10. As a result of the discussions with the SEC, Nasdaq changed its method of accounting for revenue recognition for certain components of its Corporate Client Group services revenue (the "Change in Accounting Principle").

        Although SAB 101 was adopted effective the fourth quarter of 2000, the Change in Accounting Principle has been applied as of January 1, 2000. In accordance with applicable accounting guidance prior to SAB 101, Nasdaq recognized revenue for issuer initial listing fees and LAS fees in the month the listing occurred or in the period additional shares were issued, respectively. Nasdaq now recognizes revenue related to initial listing fees and LAS fees on a straight line basis over estimated service periods, which are six and four years, respectively.

        As a result of the Change in Accounting Principle, pro forma net income for the year ended December 31, 2000, excluding the cumulative effect of the Change in Accounting Principle on prior years' results, decreased $20.8 million ($0.19 per share). In addition, Nasdaq recognized a one-time cumulative effect of the Change in Accounting Principle in the first quarter of 2000. This cumulative effect of the Change in Accounting Principle decreased net income in 2000 by $101.1 million ($0.90 per share), resulting in net income of $23.3 million ($0.21 per share). The adjustment to first quarter 2000 net income for the cumulative change to prior years' results consists of the following:

($ in millions)
Deferred initial listing fees	$108.5
Deferred LAS fees	60.6

Total deferred fees	169.1
Deferred income tax benefit	(68.0)

Cumulative effect of change in accounting principle	$101.1

        For the years ended December 31, 2001 and 2000, Nasdaq recognized $44.9 million and $55.7 million in revenue, respectively, that was included in the cumulative effect adjustment as of January 1, 2000. This revenue contributed $27.3 million (after income taxes of $17.6 million) and $33.3 million (after income taxes of $22.4 million) to net income for the years ended December 31, 2001 and 2000, respectively.

        The following table compares net income under the former accounting method to net income under the new accounting method:

	Year ended December 31,
($ in millions)
	2001	2000
Net income, before implementation of SAB 101	$30.0	$145.2
Increase due to recognition of prior period fees, included in the cumulative effect adjustment as of 1/1/00, net of taxes	27.3	33.3
Increase due to recognition of prior period deferred fees, subsequent to the cumulative effect adjustment, net of taxes	12.9	—
Decrease due to deferral of current period fees, net of taxes	(29.7)	(54.1)
Cumulative effect of change in accounting principle, net of taxes	—	(101.1)

Net income	$40.5	$23.3

        Revenue deferred in accordance with SAB 101 as of December 31, 2001 and 2000 is discussed in Note 4 to the Consolidated Financial Statements.

Results of Operations

        Financial Overview.    Nasdaq's financial position can vary due to a number of factors discussed throughout this "Management's Discussion and Analysis of Financial Conditions and Results of Operation" and in "Item 1. Business—Risk Factors." The following table sets forth an overview of Nasdaq's financial results:

	Year Ended December 31,
($ in millions, except per share amounts)
	2001	2000	1999
Total revenue	$857.2	$832.7	$634.2
Pre-tax income	78.8	214.9	144.6
Cumulative effect of change in accounting principle	—	(101.1)	—
Net income	40.5	23.3	86.1
Basic and diluted earnings per share before change in accounting principle	0.35	1.11	0.86
Earnings per share	0.35	0.21	0.86
Return on average equity	7.0%	4.7%	27.9%

Revenue

        For the Years Ended December 31, 2001 and 2000.    Total revenue in 2001 increased $24.5 million, or 2.9%, from 2000.

        For the Years Ended December 31, 2000 and 1999.    Total revenue in 2000 increased $198.5 million, or 31.3%, from 1999. Pursuant to the Change in Accounting Principle for Corporate Client Group services revenue adopted as of January 1, 2000, pro forma total revenues for 1999 would have been $607.2 million and the increase for 2000 would have been $225.5 million, or 37.1%.

Net Income

        For the Years Ended December 31, 2001 and 2000.    Net income in 2001 increased $17.2 million, or 73.8%, from 2000. Compared to pro forma net income for the year ended December 31, 2000 of $124.4 million, which excludes the cumulative effect of the Change in Accounting Principle, net income decreased by $83.9 million, or 67.4%.

        For the Years Ended December 31, 2000 and 1999.    Net income in 2000 decreased $62.8 million, or 72.9% from 1999. Compared to pro forma net income for the year ended December 31, 2000, which excludes the cumulative effect of the Change in Accounting Principle, net income increased by $54.5 million, or 78.0%, from pro forma net income of $69.9 million for the year ended December 31, 1999.

Transaction Services

        The following table sets forth the revenue from transaction services:

	Year Ended December 31,
($ in millions)
	2001	2000	1999
Workstation II and Application Programming Interfaces	$146.2	$121.6	$87.6
ACT	87.3	100.0	68.1
SelectNet	87.1	113.5	83.1
SuperSoes	32.3	—	—
SOES	26.1	32.2	19.7
CTCI	15.5	3.2	2.3
Other transaction services revenue	14.3	24.6	22.9

Total transaction services revenue	$408.8	$395.1	$283.7

        For the Years Ended December 31, 2001 and 2000.    For the year ended December 31, 2001, transaction services revenue of $408.8 million increased $13.7 million from $395.1 million for the year ended December 31, 2000, an increase of 3.5%.

        The Nasdaq Workstation II is the trader's direct connection to Nasdaq's quote and trade execution facilities, providing quotation services, automated trade executions, real-time reporting, trade negotiations and clearing. This trading device, along with Application Programming Interfaces, provided revenue of $146.2 million, an increase of $24.6 million, or 20.2%, for the year ended December 31, 2001 from $121.6 million for the year ended December 31, 2000. This increase was primarily due to higher fees used to expand network capacity. Nasdaq Workstation II fees are charged monthly based upon the number of authorized logon identifications and servers.

        ACT, an automated service that provides the post-execution steps of reporting price, volume comparison and clearing of pre-negotiated trades as well as risk management services, provided revenue of $87.3 million, a decrease of $12.7 million, or 12.7%, for the year ended December 31, 2001 from $100.0 million for the year ended December 31, 2000 primarily due to various fee changes enacted subsequent to March 31, 2000. These changes include a cap in risk management fees, fee reductions on certain existing services, and a rule change that eliminated charges for certain transactions. ACT fees are generally charged on a per transaction basis.

         SelectNet, a messaging system for order execution, provided revenue of $87.1 million, a decrease of $26.4 million, or 23.3%, for the year ended December 31, 2001 from $113.5 million for the year ended December 31, 2000, primarily due to a decrease in trade volume related to the introduction of SuperSoes on July 30, 2001, which reduced the number of trades directed to SelectNet. Revenues from SelectNet also decreased as a result of the introduction of a new fee schedule for SelectNet in the third quarter of 2001. While Nasdaq revised the SelectNet fee schedule on October 1, 2001 to mitigate the negative effect of the prior fee schedule, the migration of trading to SuperSoes caused revenue from SelectNet to continue to decline in the fourth quarter. With the implementation of SuperSoes, SelectNet becomes primarily a tool to be used by market makers to negotiate trades. SelectNet fees are charged on a per transaction basis.

        On July 30, 2001, Nasdaq fully implemented SuperSoes. SuperSoes is designed to provide capability for automatic execution of buy and sell orders for market makers, ECNs and institutional and retail customers, and streamline Nasdaq's transaction systems. SuperSoes combines features of SelectNet and SOES execution systems and is only available for securities listed on The Nasdaq National Market tier of The Nasdaq Stock Market. Securities listed on The Nasdaq SmallCap Market will continue to be traded through SOES and SelectNet. SuperSoes has resulted in the migration of significant transaction volume, and its corresponding revenue, from SelectNet and SOES to SuperSoes. The introduction of the SuperSoes fee schedule at the time of implementation of SuperSoes had a negative effect on revenue in the third quarter. Revised fee structure implemented October 1, 2001 for SuperSoes mitigated this negative effect in the fourth quarter of 2001. SuperSoes fees are charged on a per transaction basis and consist of an entry charge per order and an execution charge per share. In certain circumstances Nasdaq rebates a portion of the per share execution charge it receives to market participants whose quotation is accessed through SuperSoes. The fees for order entry and executions were coupled with the fee rebate as part of the overall pricing strategy for the new fee structure introduced in October. SuperSoes provided revenue of $32.3 million for the year ended December 31, 2001.

        SOES, a system providing for the automatic execution of small orders, provided revenue of $26.1 million, a decrease of $6.1 million, or 18.9%, for the year ended December 31, 2001 from $32.2 million for the year ended December 31, 2000, due to the migration of SOES trading activity into the new SuperSoes system for securities listed on The Nasdaq National Market. SOES will continue to operate as an execution system solely for securities listed on The Nasdaq SmallCap Market. Due to the implementation of SuperSoes, SOES revenue is not expected to be material in future periods. SOES fees are charged on a per transaction basis.

        Nasdaq provides CTCI for users to report trades, enter orders into SuperSoes and receive execution messages. The CTCI links market participants' automated systems to Nasdaq. This interface has recently been upgraded to a new protocol and increased line speeds. CTCI revenue for the year ended December 31, 2001 are $15.5 million, up $12.3 million from $3.2 million for the year ended December 31, 2000. The increase in revenue was driven primarily by increased Nasdaq fees associated with an upgraded interface. Previously, the majority of fees for CTCI services was charged by Worldcom the system provider, rather than Nasdaq. Users are charged a monthly fee based upon the size of the line used by the customer.

        For the Years Ended December 31, 2000 and 1999.    For the year ended December 31, 2000 transaction services revenue of $395.1 million increased $111.4 million, or 39.3%, from $283.7 million for the year ended December 31, 1999.

        The Nasdaq Workstation II, along with Application Programming Interfaces, provided revenue of $121.6 million, an increase of $34.0 million, or 38.8%, for the year ended December 31, 2000 from $87.6 million for the year ended December 31, 1999, primarily due to a larger customer base.

        ACT provided revenue of $100.0 million, an increase of $31.9 million, or 46.8%, for the year ended December 31, 2000 from $68.1 million for the year ended December 31, 1999, primarily due to an increase in trade volume.

        SelectNet provided revenue of $113.5 million, an increase of $30.4 million, or 36.6%, for the year ended December 31, 2000 from $83.1 million for the year ended December 31, 1999, primarily due to an increase in trade volume.

        SOES provided revenue of $32.2 million, an increase of $12.5 million, or 63.5%, for the year ended December 31, 2000 from $19.7 million for the year ended December 31, 1999, primarily due to an increase in volume of SOES executions.

Market Information Services

        The following table sets forth the revenue from market information services:

	Year Ended December 31,
($ in millions)
	2001	2000	1999
Level 1 Service	$140.8	$159.6	$135.0
Nasdaq Quotation Dissemination Service	61.0	74.8	32.5
Nasdaq InterMarket Tape Fees	32.5	21.9	17.2
Other market information services revenue	6.2	2.0	1.8

Total market information services revenue	$240.5	$258.3	$186.5

        For the Years Ended December 31, 2001 and 2000.    For the year ended December 31, 2001, market information services revenue of $240.5 million decreased $17.8 million, or 6.9%, from $258.3 million for the year ended December 31, 2000.

        Nasdaq's Level 1 service provides subscribers with current inside quote and most recent price at which the last sale or purchase was transacted for a specific security. Fees for professional users are based on monthly subscriptions to terminals or access lines. Non-professional users have the option to access this information through either a flat monthly rate or a per query usage charge. The growth in on-line investing in recent years increased the usage of these fee structures by on-line brokerage firms and other Internet services. However, the weaker economic and market conditions in 2001 caused a substantial reduction in Level 1 revenue due to a decrease in demand for both professional and non-professional per query service. Level 1 provided revenue of $140.8 million, a decrease of $18.8 million, or 11.8%, for the year ended December 31, 2001 from $159.6 million for the year ended December 31, 2000.

        Nasdaq Quotation Dissemination Service provides subscribers with the quotes of each individual market maker and ECN, in addition to the inside quotes and last transaction prices. Nasdaq Quotation Dissemination Service provided revenue of $61.0 million, a decrease of $13.8 million, or 18.4%, for the year ended December 31, 2001 from $74.8 million for the year ended December 31, 2000. This reduction reflects the introduction of the new reduced non-professional service fee. Although the number of Nasdaq Quotation Dissemination Service subscribers increased in total, revenue decreased due to the number of subscribers eligible for the new reduced non-professional fee. Nasdaq Quotation Dissemination Service revenue is derived from monthly subscriptions.

        Nasdaq InterMarket Tape Fee revenue is derived from data revenue generated by the Consolidated Quotation Plan and the Consolidated Tape Association Plan. The information collected under the Consolidated Quotation Plan and the Consolidated Tape Association Plan is sold to data vendors, who in turn sell it to the public. Nasdaq's InterMarket revenue is directly related to the percentage of trades in exchange listed securities that are executed in a Nasdaq facility and reported through the Consolidated Quotation Plan and the Consolidated Tape Association Plan. Nasdaq InterMarket tape provided revenue of $32.5 million, an increase of $10.6 million, or 48.4%, for the year ended December 31, 2001, from $21.9 million for the year ended December 31, 2000. This increase is primarily driven by increased trading through Nasdaq in Amex- listed exchange traded funds, specifically the Nasdaq-100 QQQ exchange traded fund.

        For the Years Ended December 31, 2000 and 1999.    For the year ended December 31, 2000, market information revenue of $258.3 million increased $71.8 million, or 38.5%, from $186.5 million for the year ended December 31, 1999.

        Level 1 provided revenue of $159.6 million, an increase of $24.6 million, or 18.2%, for the year ended December 31, 2000 from $135.0 million for the year ended December 31, 1999, primarily due to an increase in demand for non-professional services including both per month and per query usage.

        Nasdaq Quotation Dissemination Service provided revenue of $74.8 million, an increase of $42.3 million, or 130.2%, for the year ended December 31, 2000 from $32.5 million for the year ended December 31, 1999. This increase was primarily due to growth in the number of subscribers.

        Nasdaq InterMarket tape provided revenue of $21.9 million, and increase of $4.7 million, or 27.3%, for the year ended December 31, 2000, from $17.2 million for the year ended December 31, 1999.

Corporate Client Group Services

        The following table sets forth the revenue from Corporate Client Group services:

	Year Ended December 31,
($ in millions)
	2001	2000	1999
Annual fee revenue	$83.1	$81.1	$77.3
LAS fee revenue	35.9	33.6	30.0	*
Initial listing fee revenue	35.7	33.9	27.4	*
Other Corporate Client Group services revenue	1.4	0.7	1.7

Total Corporate Client Group services revenue	$156.1	$149.3	$136.4	*

*
Pro forma assuming retroactive application of the Change in Accounting Principle, which was adopted as of January 1, 2000.

        Corporate Client Group services revenue is derived from initial listings, LAS, and annual fees for companies listed on The Nasdaq Stock Market. Fees are generally calculated based upon total shares outstanding for the issuing company. These fees are initially deferred and amortized over the estimated service periods for which the services are provided. Revenue from initial listings and LAS fees are amortized over six and four years, respectively, and annual fees are amortized on a pro-rata basis over the calendar year.

        For the Years Ended December 31, 2001 and 2000.    Corporate Client Group services revenue increased to $156.1 million for the year ended December 31, 2001 from $149.3 million for the year ended December 31, 2000, an increase of $6.8 million, or 4.6%.

        Annual fee revenue increased by $2.0 million, or 2.5%, to $83.1 million for the year ended December 31, 2001 from $81.1 million for the year ended December 31, 2000. LAS revenue increased $2.3 million, or 6.8%, from $33.6 million for the year ended December 31, 2000 to $35.9 million for the year ended December 31, 2001. Initial listing revenue increased $1.8 million, or 5.3%, from $33.9 million in the year ended December 31, 2000 to $35.7 million for the year ended December 31, 2001.

        Actual initial listing and LAS fees charged during the year ended December 31, 2001 decreased due to significantly reduced IPO activity and capital raising activity by current issuers. Initial listings on

The Nasdaq Stock Market, including IPOs, declined from 605 during the year ended December 31, 2000 to 145 during the year ended December 31, 2001. Initial listing fees charged decreased $40.5 million, or 76.3%, from $53.1 million for the year ended December 31, 2000 to $12.6 million for the year ended December 31, 2001. LAS fees charged decreased $8.0 million, or 16.1%, from $49.6 million for the year ended December 31, 2000 to $41.6 million for the year ended December 31, 2001.

        For the Years Ended December 31, 2000 and 1999.    Corporate Client Group services revenue decreased from $163.4 million for the year ended December 31, 1999 to $149.3 million for the year ended December 31, 2000, a decrease of $14.1 million, or 8.6%. Annual fee revenue increased from $77.3 million to $81.1 million, an increase of $3.8 million, or 4.9%. Revenue related to LAS increased from $29.6 million to $33.6 million, an increase of $4.0 million, or 13.5%, driven by an increase in the number of secondary offerings by current issuers offset by the Change in Accounting Principle, adopted as of January 1, 2000. Initial listing revenue decreased from $54.9 million to $33.9 million, a decrease of $21.0 million or 38.3%, due to the effect of the Change in Accounting Principle.

        Pro forma Corporate Client Group services revenue increased from $136.4 million for the year ended December 31, 1999, to $149.3 million for the year ended December 31, 2000, an increase of $12.9 million, or 9.5%. Actual initial listing and LAS fees charged during 2000 increased due to higher IPO activity and capital raising activity by current issuers. Initial listing revenue increased from $27.4 million to $33.9 million, an increase of $6.5 million, or 23.7%. Revenue related to LAS increased from $30.0 million to $33.6 million, an increase of $3.6 million, or 12.0%. Pro forma amounts assume the Change in Accounting Principle, adopted as of January 1, 2000, is applied retroactively.

Other Revenue

        For the Years Ended December 31, 2001 and 2000.    Other revenue for the year ended December 31, 2001 totaled $51.8 million, up from $30.0 million for the year ended December 31, 2000, an increase of $21.8 million, or 72.7%. This growth was primarily due to increased trademark and licensing revenue related to the Nasdaq-100 Trust and related products. Other revenue also includes revenue associated with Nasdaq Tools, Nasdaq.com as well as advertising revenue from the Nasdaq MarketSite.

        For the Years Ended December 31, 2000 and 1999.    Other revenue for the year ended December 31, 2000 totaled $30.0 million, up significantly from $0.6 million for the year ended December 31, 1999. This growth is attributable to increased trademark and licensing revenue, new banner advertising revenue for Nasdaq.com, revenue generated by the newly opened Nasdaq MarketSite, and revenue related to Nasdaq Tools, which was acquired in 2000. Nasdaq Tools develops a set of software utilities that can be loaded on a Nasdaq Workstation II terminal.

Future Products and Competitive Trends

        Products.    In the third quarter of 2002, Nasdaq plans to implement SuperMontage, an improved user interface on the Nasdaq Workstation II designed to refine how market participants can access, process, display, and integrate orders and quotes in The Nasdaq Stock Market. SuperMontage is intended to attract more orders to The Nasdaq Stock Market, thereby increasing competition and market transparency. SuperMontage will replace SuperSoes as the transaction system for automatic execution of buy and sell orders. Nasdaq currently contemplates that it will begin user testing of SuperMontage in the second quarter of 2002. Assuming the testing and phase-in of SuperMontage proceeds according to this schedule, it is not anticipated that SuperMontage will generate revenue until at least the third quarter of 2002.

        In conjunction with the implementation of SuperMontage, Nasdaq market information services will have two new data products. DepthView will show the aggregate size available at up to five price levels while TotalView will display, in addition to DepthView data, each quote or order, with attribution when available, that makes up the aggregate depth at up to five price levels. These Nasdaq-proprietary data products will provide new revenue streams that are not expected to materially reduce subscriptions of existing products because they are enhancements rather than substitutes for Level 1 and Nasdaq Quotation Dissemination Service.

        Nasdaq is currently developing pricing structures for these products. In addition, Nasdaq reviews the pricing of its existing products and services in response to competitive pressures or changes in market or general economic conditions. Pursuant to the requirements of the Exchange Act, Nasdaq must file all proposals for a change in its pricing structure with the SEC. See "Item 1. Business—Fee Changes."

        Primex, which is operated pursuant to an agreement between Nasdaq and Primex Trading N.A., LLC, provides investors and market makers with a new electronic auction trading platform. Primex was launched in December 2001 and is currently in its pilot phase, which is scheduled to be completed on March 31, 2002. Nasdaq has waived all fees associated with linking to, and transacting in, Primex for the duration of the pilot phase. Assuming successful completion of the pilot phase, Primex is not expected to generate revenue until the third quarter of 2002.

        Competitive Trends.    Nasdaq faces increasing competition from regional exchanges for the trade reporting business of ECNs and market makers. In February 2002, Island began reporting a portion of its trades to the Cincinnati Stock Exchange, a UTP Plan participant. Published reports indicate that the Cincinnati Stock Exchange gained Island's business by committing to lower trade reporting fees and share with Island a substantial portion of Tape Fees that Cincinnati earns from Island's trades. Nasdaq's market share under the UTP Plan dropped from approximately 97.6% of trade volume and 98.2% of share volume for the month of January 2002 to 77.3% of trade volume and 88.5% of share volume for the first ten trading days in March 2002. The reduction in trade reporting to Nasdaq was consistent with Nasdaq's estimates and projections for trade reporting in 2002. Nasdaq's revenue would be further affected if other ECNs began reporting trades to other UTP Plan participants.

        To improve its competitive position, Nasdaq recently reduced certain trade reporting fees and began sharing Tape Fees with participants who report trades through Nasdaq. Nasdaq shares 80% of its Tape Fees after deducting certain costs of regulating The Nasdaq Stock Market. Nasdaq historically has used Tape Fees to pay market regulation expenses that help ensure the quality and fairness of The Nasdaq Stock Market and compliance with all applicable rules and regulations. As a result of the deduction of market regulation expenses, Nasdaq's current Tape Fee sharing with Nasdaq market participants may not match the portion of Tape Fees offered by the Cincinnati Stock Exchange although Nasdaq's Tape Fee sharing is designed to be competitive with the amount of Tape Fees that ECNs such as Island rebate to their users. Nasdaq's trade reporting fees or Tape Fee sharing may be adjusted in the future to respond to competitive pressures. See "Item 1. Business—Competition," and "Item 1. Business—Risk Factors—Competition by regional exchanges for trade reporting business may reduce Nasdaq's trade reporting and market information revenue."

        In addition, Nasdaq's business is materially affected by a number of general competitive concerns and financial market and economic conditions that are discussed elsewhere in this Form 10-K. See "Item 1. Business—Competition," and "Item 1. Business—Risk Factors."

Direct Expenses

	Year ended December 31,
($ in millions)
	2001	2000	1999
Compensation and benefits	$183.4	$137.3	$98.1
Marketing and advertising	28.0	45.9	62.8
Depreciation and amortization	93.4	65.6	43.7
Professional and contract services	76.0	61.5	35.3
Computer operations and data communications	174.9	138.2	100.5
Provision for bad debts	15.5	5.6	3.0
Occupancy	27.2	14.8	6.6
Technology transition costs	9.2	—	—
Disaster related	23.2	—	—
Other	64.5	39.3	34.5

Total direct expenses	$695.3	$508.2	$384.5

Number of employees	1,259	1,214	1,043

        For the Years Ended December 31, 2001 and 2000.    Direct expenses increased 36.8% to $695.3 million for the year ended December 31, 2001 from $508.2 million for the year ended December 31, 2000.

        Compensation and benefits expense increased to $183.4 million for the year ended December 31, 2001 from $137.3 million for the year ended December 31, 2000, an increase of $46.1 million, or 33.6%. This increase is due to a number of factors, including an increase of approximately $23.2 million due to the transfer of positions from the NASD associated with Nasdaq's restructuring as an independent company. The number of employees increased by a net 45, or 3.7%, to 1,259 employees as of December 31, 2001, from 1,214 employees as of December 31, 2000. In addition to the above, Nasdaq recorded a $7.4 million charge associated with severance and outplacement costs. This was in response to the departure of certain senior managers and to softening market conditions, which caused Nasdaq to implement a staff reduction plan in June 2001 that eliminated 137 positions, or approximately 10% of the workforce at that time. In addition, direct expenses include $4.0 million of compensation and benefits related to employees of Nasdaq Europe from the date of acquisition by Nasdaq.

        Marketing and advertising expense decreased to $28.0 million for the year ended December 31, 2001 from $45.9 million for the year ended December 31, 2000, a decrease of $17.9 million, or 39.0%, due to reduced spring and fall advertising campaigns.

        Depreciation and amortization expense increased $27.8 million, or 42.4%, to $93.4 million for the year ended December 31, 2001 from $65.6 million for the year ended December 31, 2000 due to a higher overall asset base to support current initiatives, such as SuperMontage and Primex, and the implementation of decimal quoting and trading. Also contributing to the increase was $9.2 million in depreciation and amortization expense of Nasdaq Europe from the date of acquisition by Nasdaq.

        Professional and contract services expense increased to $76.0 million for the year ended December 31, 2001 from $61.5 million for the year ended December 31, 2000, an increase of $14.5 million, or 23.6%, in support of SuperMontage and Primex development, and future technology design planning, and costs associated with the Restructuring.

        Computer operations and data communications expense increased $36.7 million, or 26.6%, to $174.9 million for the year ended December 31, 2001 from $138.2 million for the year ended December 31, 2000. The computer operations component of the costs increased $4.5 million from the year ended December 31, 2000 to the year ended December 31, 2001 due to increases in maintenance and software licenses to support a higher asset base. Data communications costs increased $32.2 million due to increased charges for the upgraded bandwidth and processing speed and additional users that are commensurate with the increase in Nasdaq Workstation II revenue as discussed above. Also contributing to the increase is $8.1 million of system operating costs of Nasdaq Europe from the date of acquisition by Nasdaq.

        Provision for bad debts increased to $15.5 million for the year ended December 31, 2001 from $5.6 million for the year ended December 31, 2000 reflecting an $8.4 million receivable write-off relating to the bankruptcy filing by Bridge Information Systems, a vendor of Nasdaq's market information. The remaining increase in provision for bad debts was commensurate with the growth in Nasdaq's accounts receivable.

        Occupancy expense increased $12.4 million, or 83.8%, to $27.2 million for the year ended December 31, 2001 from $14.8 million for the year ended December 31, 2000. This increase was primarily due to Nasdaq's new corporate offices, located at One Liberty Plaza, New York, New York, new office space in Trumbull, Connecticut and the amortization of leasehold improvements to the Rockville, Maryland data center. These increased costs were slightly offset by a rent abatement granted Nasdaq due to the closure of One Liberty Plaza following the September 11th attacks.

        Disaster related expenses of $23.2 million are related to the terrorists attacks of September 11, 2001. As a result of the attacks, Nasdaq was required to make certain non-budgeted expenditures related to the efforts to restore services to market participants; the testing of trading systems; and required reconfiguring of technology, telecommunications and alternative office facilities due to the temporary relocation of employees which amounted to $1.7 million. In addition, Nasdaq has made a decision to vacate its leased space at One Liberty Plaza and relocate its headquarters to mid-town New York City, and recorded a charge of $21.5 million to reflect the estimated loss on the sublease for this property.

        Technology transition costs of $9.2 million have been accrued under a commitment by Nasdaq to Amex to fund technology development costs associated with the separation of Amex from Nasdaq. See "—Related Party Transactions" and Note 16 to the Consolidated Financial Statements for a further explanation of Nasdaq's commitment under the agreement.

        The remaining direct expenses increased $25.2 million, or 64.1%, to $64.5 million for the year ended December 31, 2001, from $39.3 million for the year ended December 31, 2000, related to increases in various expense categories including losses from strategic equity investments, telephone expense, and training and travel expenses.

        Interest expense increased $7.5 million to $9.6 million for the year ended December 31, 2001 from $2.1 million for the year ended December 31, 2000 due to interest on the Subordinated Notes issued to Hellman & Friedman in May 2001.

        For the Years Ended December 31, 2000 and 1999.    Direct expenses increased $123.7 million, or 32.2%, to $508.2 million for the year ended December 31, 2000 from $384.5 million for the year ended December 31, 1999.

        Compensation and benefits costs increased $39.2 million, or 40.0%, to $137.3 million for the year ended December 31, 2000 from $98.1 million for the year ended December 31, 1999. This increase was primarily due to growth in the number of employees required to support business and operational demands created by the rapid expansion of the market during 2000. The number of employees increased by 171, or 16.4%, to 1,214 employees as of December 31, 2000, from 1,043 employees as of

December 31, 1999. As a result, salaries for the period increased $20.8 million. Also contributing were increases in incentive compensation and retirement and savings plan expenses. Approximately 30% of the overall increase in compensation and benefits costs related to the transfer of directors and executive officers from the NASD to Nasdaq as well as new executive officer hires and existing directors and executive officers.

        Marketing and advertising costs decreased $16.9 million, or 26.9%, to $45.9 million for the year ended December 31, 2000 from $62.8 million for the year ended December 31, 1999, primarily due to a decrease in scale of the media advertising campaign in the fall of 2000 as compared to the fall campaign in 1999. During 1999, additional media events were scheduled to establish the Nasdaq and Amex brand following the NASD's 1998 acquisition of Amex.

        Depreciation and amortization expense increased $21.9 million, or 50.1%, to $65.6 million for the year ended December 31, 2000 from $43.7 million for the year ended December 31, 1999, primarily due to purchases of computer hardware necessary to handle the growth in trading volumes. Also contributing to this increase was the opening of the MarketSite and broadcast facility located in Times Square, New York City.

        Professional and contract services costs increased $26.2 million, or 74.2%, to $61.5 million for the year ended December 31, 2000 from $35.3 million for the year ended December 31, 1999. The main projects driving this increase included Nasdaq Global and related international initiatives, design costs related to Nasdaq.com and Nasdaq online, vendor services for the new MarketSite and broadcast facility located in Times Square, New York, and helpdesk and desktop support costs provided by Electronic Data Systems Corporation.

        Computer operations and data communications costs increased $37.7 million, or 37.5%, to $138.2 million for the year ended December 31, 2000 from $100.5 million for the year ended December 31, 1999. This overall increase was required to support additional capacity. The Nasdaq Stock Market's total share volume for the year ended December 31, 2000 increased approximately 64.5% compared to the year ended December 31, 1999. The computer operations and data communications complex was upgraded to provide the capability for processing four billion shares on a peak day. The computer operations component of the costs increased $14.4 million between 1999 and 2000 to support this capacity. This increase resulted from help desk and network license increases of $2.3 million, hardware maintenance increases of $5.4 million, Tandem lease increases of $1.3 million, software leases and maintenance increases of $3.9 million, and computer supplies and cabling increases of $1.5 million. Data communications costs increased $23.3 million due to the increased Enterprise Wide Network II charges from WorldCom for T-1 communications lines for new customers and upgraded bandwidth and processing speed.

        The remaining direct expenses increased $15.6 million, or 35.4%, to $59.7 million for the year ended December 31, 2000 from $44.1 million for the year ended December 31, 1999. This was primarily due to an increase in occupancy costs as a result of the MarketSite and broadcast facility in Times Square, New York, new office space in Trumbull, Connecticut, increased travel to support international initiatives, and losses in strategic foreign equity investments.

Support Costs

        Due to its historical relationship with the NASD, Nasdaq currently receives services from the NASD and NASDR, and provides services to the NASD and Amex. As such, these services are considered related party transactions. Specifically, in 2001 the NASD has provided certain administrative, corporate and infrastructure services, including certain financial services, real estate, legal and human resource services. NASDR provides surveillance and other regulatory services for Nasdaq. These charges are composed primarily of the costs relating to technological investments for market surveillance as well as direct costs for enforcement and other regulation services. Nasdaq provides systems and technology support to Amex in the form of market data storage and dissemination, web development and hosting and customer relationship management application support. Nasdaq also provides security services to the NASD. It is expected that as Nasdaq continues moving towards self-sufficiency, with the exception of surveillance and regulatory services, these related party transactions will diminish. Support costs with related parties have been transacted at the cost of providing the service. See "Item 1. Business—Service, Regulatory, and Technology Contractual Relationship with the NASD, NASDR and Amex."

        For the Years Ended December 31, 2001 and 2000.    Support costs from related parties decreased by $26.7 million, or 20.8%, to $101.8 million for the year ended December 31, 2001 from $128.5 million for the year ended December 31, 2000. Surveillance and other regulatory charges from NASDR increased by $3.9 million to $83.8 million for the year ended December 31, 2001 from $79.9 million for the year ended December 31, 2000. Support costs from the NASD decreased $21.5 million to $32.1 million for the year ended December 31, 2001 from $53.6 million for the year ended December 31, 2000. In addition, contributing to the decrease was an increase in the amount of Nasdaq costs charged to the Amex of $9.2 million to $14.1 million for the year ended December 31, 2001 from $4.9 million for the year ended December 31, 2000.

        For the Years Ended December 31, 2000 and 1999.    Support costs from related parties increased by $13.3 million, or 11.5%, to $128.5 million for the year ended December 31, 2000 from $115.2 million for the year ended December 31, 1999. Specifically, Nasdaq incurred increased surveillance and other regulatory charges from NASDR. Surveillance and other regulatory charges from NASDR increased by $14.8 million, or 22.7%, to $79.9 million for the year ended December 31, 2000 from $65.1 million for the year ended December 31, 1999. Additionally, contributing to the increase is a decline in the amount of Nasdaq costs charged to Amex of $9.1 million, or 65.0%, to $4.9 million for the year ended December 31, 2000 from $14.0 million for the year ended December 31, 1999. The support cost increases are partially offset by a decrease in support costs from the NASD of $10.5 million, or 16.4%, to $53.6 million for the year ended December 31, 2000 from $64.1 million for the year ended December 31, 1999. The decrease in support costs primarily reflects the outsourcing of Nasdaq's computer desktop operations to Electronic Data Systems effective June 1, 1999. Prior to June 1, 1999, the NASD provided these services to Nasdaq.

Income Taxes

        For the Years Ended December 31, 2001 and 2000.    Nasdaq's income tax provision was $38.3 million for the year ended December 31, 2001 compared to $90.5 million for the year ended December 31, 2000. The effective tax rate was 48.6% for the year ended December 31, 2001 compared to 42.1% for the year ended December 31, 2000. The increase in Nasdaq's effective tax rate was primarily due to its foreign losses for which no tax benefit is taken, offset by the recognition of permanent items for tax preferred investments such as tax-exempt interest and dividends received deductions.

        For the Years Ended December 31, 2000 and 1999.    Nasdaq's income tax provision was $90.5 million for 2000 compared to $58.4 million for 1999. The effective tax rate was 42.1% for 2000 compared to 40.4% for 1999. The increase in Nasdaq's effective tax rate was primarily due to an increase in its foreign losses for which no tax benefit is taken.

Liquidity and Capital Resources

Cash Flows

        For the Years Ended December 31, 2001 and 2000.    Cash and cash equivalents and available-for-sale securities totaled $521.8 million at December 31, 2001, an increase of $27.5 million from $494.3 million at December 31, 2000. Working capital increased $81.3 million to $521.6 million as of December 31, 2001, from $440.3 million as of December 31, 2000.

        Cash and cash equivalents increased $31.4 million from $262.3 million on December 31, 2000 to $293.7 million as of December 31, 2001, primarily due to cash provided by operating activities of $65.0 million and cash provided by financing activities of $75.6 million, partially offset by cash used in investing activities of $109.2 million.

        Operating activities provided net cash inflows of $65.0 million for the year ended December 31, 2001, primarily due to cash received from customers of $821.9 million less cash paid to suppliers, employees, and related parties of $730.1 million and income taxes paid of $26.8 million.

        Net cash used in investing activities was $109.2 million for the year ended December 31, 2001, primarily due to capital expenditures related to SuperMontage, Primex, global initiatives and general capacity increases. The remaining cash used in investing activities is attributable to purchases of investments with the proceeds from the sale of Common Stock in Phase II of the Restructuring that closed in January 2001 and receipts from the sales and maturities of investments.

        Cash provided by financing activities was approximately $75.6 million for the year ended December 31, 2001. On May 3, 2001, Nasdaq sold Subordinated Notes to Hellman & Friedman, yielding gross proceeds of approximately $240.0 million. Nasdaq used the proceeds to repurchase 18,461,538 shares of Common Stock from the NASD for $13.00 per share for an aggregate purchase price of approximately $240.0 million. During this period, Nasdaq also received net proceeds from Phase II of the Restructuring that equaled approximately $63.7 million and repaid approximately $28.6 million to the venture partners who participated in Nasdaq Europe Planning Company Limited. Nasdaq used a portion of the proceeds to repurchase additional shares from the NASD in 2002 and will use the remaining proceeds from its financing activities to invest in new technology, implement and form strategic alliances, implement competitive pricing of its services, and build its brand through marketing programs.

        Approximately $305.2 million of Nasdaq's cash and cash equivalents were used in the first quarter of 2002 to fund the Repurchase, as discussed in Note 20 to the Consolidated Financial Statements.

        Nasdaq believes that the liquidity provided by existing cash and cash equivalents, investments, and cash generated from operations will provide sufficient capital to meet current and future operating requirements. Nasdaq is exploring alternative sources of financing that may increase liquidity in the future. Nasdaq has generated positive cash flows annually in each of the five years since 1996 and believes that it will continue to do so in the future to meet both short and long term operating requirements.

        For the Years Ended December 31, 2000 and 1999.    Cash and cash equivalents and available-for-sale securities totaled $494.3 million as of December 31, 2000, an increase of $330.1 million from $164.2 million as of December 31, 1999. Working capital increased $285.9 million to $440.3 million as of December 31, 2000, from $154.4 million as of December 31, 1999.

        Cash and cash equivalents increased $251.7 million to $262.3 million as of December 31, 2000, primarily due to cash provided by financing activities as a result of the net proceeds received from Phase I of the Restructuring that equalled $253.3 million.

        For the year ended December 31, 2000, operating activities provided net cash inflows of $255.6 million, primarily due to cash received from customers of $713.4 million less cash paid to suppliers, employees, and related parties of $403.8 million and income taxes paid of $101.2 million.

        Net cash used in investing activities was $292.2 million for the twelve months ended December 31, 2000, due in part to capital expenditures to complete construction of the MarketSite and broadcast facility in Times Square and the acquisition of Financial Systemware, Inc. (now known as Nasdaq

Tools). In addition, Nasdaq continued to make capital investments in technology to continue to support Nasdaq's system capacity needs. The remaining cash used in investing activities is attributable to purchases of investments with the proceeds of the Phase I of the Restructuring that exceeded the sales and maturities of investments.

        Cash provided by financing activities was $288.3 million as of December 31, 2000, primarily due to the net proceeds received from Phase I that equalled approximately $253.3 million. Nasdaq used the proceeds to invest in new technology, implement and form strategic alliances and build its brand identity through marketing programs. Also contributing to cash provided from financing activities was $30.0 million in capital contributions to Nasdaq Europe Planning Company Limited from the minority shareholders.

Liquidity and Capital Adequacy

        Nasdaq's Treasury Department manages Nasdaq's capital structure, funding, liquidity, collateral, and relationships with bankers, investment advisors and creditors on a global basis. The Treasury Department works jointly with subsidiaries to manage internal and external borrowings.

        The Board of Directors approved a revised investment policy for Nasdaq and its subsidiaries for internally and externally managed portfolios. The goal of the policy is to maintain adequate liquidity at all times and to fund current budgeted operating and capital requirements and to maximize return. All securities must meet credit ratings as established by the policy, and will be denominated in subsidiary specific currencies, with maturities up to 24 months, and an average life of not greater than 12 months. The policy prohibits debt interest in any contractor company where Nasdaq has a material contribution to the business of such company and debt interest in an entity that derives more that 25% of its gross revenue from the combined broker/dealer and/or investment advisory of all of its subsidiaries and affiliates. This policy will be reviewed annually, and regular reviews of investments and investment managers will also be made.

        Nasdaq has pledged certain investments as collateral for a $25.0 million loan to a financial institution. Collateral is limited to U.S. Government and Agency securities with a margined value of approximately $28.6 million, and is invested in accordance with the note agreement.

        The majority of liquidity for Nasdaq and its subsidiaries is raised by Nasdaq. Nasdaq lends necessary funds from time to time to its equity and consolidated subsidiaries to meet their working capital requirements.

Contractual Obligations and Contingent Commitments

        Nasdaq has contractual obligations to make future payments under long-term debt and long-term noncancelable lease agreements and has contingent commitments under a variety of arrangements as discussed in the Notes to the Consolidated Financial Statements. The following table sets forth these contractual obligations as of December 31, 2001:

($ in thousands)	2002	2003-2004	2005-2006	2007 and thereafter	Total
Long-term borrowings by contract maturity	$12,837	$48,604	$253,305	$30,765	$345,511
Minimum rental commitments under noncancelable operating leases	14,913	30,489	30,054	127,676	203,132
Minimum rental commitments under capitalized leases	6,129	10,258	2,952	—	19,339

        In May 1997, Nasdaq entered into a $25.0 million note payable with a financial institution. Principal payments are scheduled to begin in 2007 and continue in equal monthly installments until maturity in 2012.

        On March 27, 2001, Nasdaq acquired 68.2% of Nasdaq Europe and has accounted for this acquisition under the purchase method of accounting. Nasdaq Europe has $23.5 million of notes payable outstanding as of December 31, 2001. Principal payments are scheduled in 2003 and 2004.

        On May 3, 2001, Nasdaq issued and sold $240 million in aggregate principal amount of 4.0% convertible Subordinated Notes due 2006 to Hellman & Friedman. See Note 9 to the Consolidated Financial Statements for further information regarding long-term borrowings.

        Nasdaq leases certain office space and equipment in connection with its operations. The majority of these leases contain escalation clauses based on increases in property taxes and building operating costs. Minimum lease payments at December 31, 2001 were $203.1 million.

        As of December 31, 2001, Nasdaq had future minimum lease payments under noncancellable capital leases of $19.3 million.

        The Board of Directors of Nasdaq has approved a capital contribution of up to $13.0 million in Nasdaq Japan. This contribution is expected to take place during 2002. Additionally, Nasdaq has committed to lend up to $5.0 million to Nasdaq Japan. As of December 31, 2001 $2.8 million has been loaned to Nasdaq Japan with the remainder expected to be loaned in 2002.

        The Board of Directors of Nasdaq has approved a capital contribution of up to $25.0 million to Nasdaq LIFFE joint venture. Nasdaq made contributions of $2.0 million in 2001. Additional contributions under this agreement are expected to be made during 2002.

        Nasdaq entered into a six-year $600 million contract with WorldCom in 1997 to design and support the network. The contract with WorldCom will automatically renew for successive renewal periods unless it is previously terminated by one of the parties. As part of that contract, Nasdaq provided a guaranteed revenue commitment to WorldCom of $300 million. Nasdaq is permitted to renegotiate the contract once the minimum guarantee is satisfied. Nasdaq expects to meet this commitment by May 2002.

Quantitative and Qualitative Disclosure About Market Risk

        Market risk represents the risks of changes in the value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, and equity prices. As of December 31, 2001, Nasdaq's investment portfolio consists primarily of floating rate securities, obligations of U.S. Government sponsored enterprises, municipal bonds, and commercial paper. Nasdaq's primary market risk is associated with fluctuations in interest rates and the effects that such fluctuations may have on its investment portfolio and outstanding debt. The weighted average maturity of the fixed income portion of the portfolio is four years as of December 31, 2001. Nasdaq's outstanding debt obligations generally specify fixed interest rates until May 2007 and a floating interest rate based on the lender's cost of funds until maturity in 2012. The investment portfolio is held primarily in short-term investments with maturities averaging approximately one year. Therefore, management does not believe that a 100 basis point fluctuation in market interest rates will have a material effect on the carrying value of Nasdaq's investment portfolio or on Nasdaq earnings or cash flows. Nasdaq's exposure to these risks has not materially changed since December 31, 2000.

        Nasdaq has exposure to foreign currency translation gains and losses due to its subsidiaries and equity method investments. Nasdaq has not hedged its accounting translation exposure to foreign currency fluctuations relative to these investments. However, Nasdaq expects to periodically re-evaluate its foreign currency hedging policies and may choose in the future to enter into such transactions.

Critical Accounting Policies

        Nasdaq's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which requires the use of estimates and assumptions (see Note 3 to the consolidated financial statements). Nasdaq believes the following critical accounting policies, among others, affect the more significant judgments and estimates used in the preparation of the statements:

        Revenue Recognition.    Market information services revenues (28.1% of total revenues in 2001) are based on the number of presentation devices in service and quotes delivered through those devices. These revenues are recorded net of amounts due under revenue sharing arrangements with market participants. Market information services revenues are recognized in the month that information is provided. Transaction services revenues (47.7% of total revenues in 2001) are variable based on service volumes and are recognized as transactions occur. Corporate Client Group services revenues (18.2% of total revenues in 2001) are recognized in a number of ways. Annual fee revenue are recognized ratably over the following 12-month period. Effective January 1, 2000, initial listing and LAS fees are recognized in accordance with Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"), on a straight line basis over estimated service periods, which are six and four years, respectively. These estimated service periods are based on historical average listing lives of issuers. Prior to 2000, initial listing fees were recognized in the month listing occurred and LAS fees were recognized in the period the incremental shares were issued. The change in accounting for these fees is more fully described in Note 4 to the Consolidated Financial Statements.

        Software Costs.    Significant purchased application software, and operational software that is an integral part of computer hardware, are capitalized and amortized on the straight-line method over their estimated useful lives, generally two to seven years. All other purchased software is charged to expense as incurred.

        Nasdaq adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), effective January 1, 1999. SOP 98-1 requires that certain costs incurred in connection with developing or obtaining internal use software be capitalized. Under the provisions of this SOP, Nasdaq capitalizes internal and third party costs incurred in connection with the development of internal use software.

        Related Party Transactions.    Related party receivables and payables are the result of various transactions between Nasdaq and its affiliates. Payables to related parties are comprised primarily of the regulation charge from NASDR, a wholly-owned subsidiary of the NASD. NASDR charges Nasdaq for costs incurred related to Nasdaq market regulation and enforcement. Support charges from the NASD to Nasdaq represent another significant component of payables to related parties. The support charge includes an allocation of a portion of the NASD's administrative expenses as well as its costs incurred to develop and maintain technology on behalf of Nasdaq. The remaining component of payables to related parties is cash disbursements funded by the NASD on behalf of Nasdaq. All related party transactions are currently charged at cost.

        Receivables from related parties are primarily attributable to costs incurred by Amex and funded by Nasdaq related to various Amex technology projects. The remaining portion of the receivable from related parties balance is related to cash disbursements funded by Nasdaq on behalf of its affiliates.

        Until Exchange Registration, the NASD will retain voting control over Nasdaq. See "Item 1. Business—Nasdaq's History and Structure" and "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters—Unregistered Offerings." In addition, five of the 18 members of the Nasdaq Board are currently members of the NASD Board. Until Exchange Registration, the NASD will be in a position to continue to control substantially all matters affecting Nasdaq, including any determination with respect to the direction and policies of Nasdaq, acquisition or disposition of assets, future issuances of securities of Nasdaq, Nasdaq's incurrence of debt, and any dividend payable on the Common Stock.

        Conflicts of interest may arise between Nasdaq and the NASD, or its affiliates, in a number of areas relating to their past and ongoing relationships, including the nature, quality, and pricing of services rendered; shared marketing functions; tax and employee benefit matters; indemnity agreements; sales or distributions by the NASD of all or any portion of its ownership interest in Nasdaq; or the NASD's ability to influence certain affairs of Nasdaq prior to Exchange Registration.

        Nasdaq has agreed to fund a portion of the necessary expenses related to the separation of software, hardware, and data under a plan to transition technology applications and support from Nasdaq to Amex. The NASD originally integrated Nasdaq and Amex technology subsequent to the 1998 acquisition of Amex by the NASD. The total estimated cost of the separation has been established at a maximum of $29.0 million, and is to be shared evenly between Nasdaq and the NASD. Nasdaq has accrued $9.2 million of its $14.5 million commitment as of December 31, 2001.

        Provision for Bad Debts.    Nasdaq evaluates the collectibility of accounts receivable based on a combination of factors. In circumstances where a specific customer's inability to meet its financial obligations is known (bankruptcy filings, substantial downgrading of credit scores), Nasdaq records a specific provision for bad debts against amounts due to reduce the receivable to the amount it reasonably believes will be collected. For all other customers, provisions for bad debts are made based on the length of time the receivable is past due and historical experience. For receivables past due for over 60, 90, and 120 days, 10%, 50%, and 100%, respectively, of the outstanding balances are reserved for. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer's ability to pay), our estimates of recoverability could be reduced by a material amount.

Recent Accounting Pronouncements

        In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142") effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. Nasdaq will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of SFAS 142 is not expected to have a material impact to Nasdaq's financial position or results of operations. During 2002, Nasdaq will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. Nasdaq does not expect the effect of these tests to have a material impact on its earnings and financial position.

Quarterly Results from Operations

(Unaudited, in thousands, except earnings per share information)	1st Qtr 2000	2nd Qtr 2000	3rd Qtr 2000	4th Qtr 2000	Total 2000
Total revenues	$207,015	$211,504	$202,720	$211,472	$832,711
Total expenses	131,224	139,753	161,843	203,871	636,691

Net operating income	75,791	71,751	40,877	7,601	196,020
Interest income	2,200	3,205	5,519	9,187	20,111
Interest expense	(483)	(476)	(718)	(453)	(2,130)
Minority interests	—	—	—	872	872
Provision for income taxes	(31,158)	(29,181)	(23,649)	(6,489)	(90,477)

Income before cumulative effect of change in accounting principle	46,350	45,299	22,029	10,718	124,396
Cumulative effect of change in accounting principle	(101,090)	—	—	—	(101,090)

Net (loss) income	$(54,740)	$45,299	$22,029	$10,718	$23,306

Basic and diluted earnings per share:
Before cumulative effect of change in accounting principle	$0.46	$0.45	$0.18	$0.09	$1.11
Cumulative effect of change in accounting principle	(1.01)	—	—	—	(0.90)

Net (loss) income	$(0.55)	$0.45	$0.18	$0.09	$0.21

Pro forma amounts assuming the accounting change is applied retroactively:
Total revenues	$207,015				$832,711
Net income	$46,350				$124,396
Basic and diluted earnings per share	$0.46				$1.11
(Unaudited, in thousands, except earnings per share information)	1st Qtr 2001	2nd Qtr 2001	3rd Qtr 2001	4th Qtr 2001	Total 2001
Total revenues	$222,767	$221,306	$197,708	$215,451	$857,232
Total expenses	180,673	188,573	190,954	236,897	797,097

Net operating income	42,094	32,733	6,754	(21,446)	60,135
Interest income	6,170	3,807	6,672	5,954	22,603
Interest expense	(480)	(1,970)	(2,997)	(4,200)	(9,647)
Minority interests	217	1,765	3,252	470	5,704
Provision for income taxes	(21,808)	(16,753)	(5,736)	5,965	(38,332)

Net income (loss)	$26,193	$19,582	$7,945	$(13,257)	$40,463

Basic earnings per share	$0.21	$0.17	$0.07	$(0.12)	$0.35

Diluted earnings per share	$0.21	$0.16	$0.07	$(0.12)	$0.35

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk.

        Information about quantitative and qualitative disclosures about market risk is incorporated herein by reference from "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosure About Market Risk."

Item 8.    Financial Statements and Supplementary Data.

        Nasdaq's consolidated financial statements, including consolidated balance sheets as of December 31, 2001 and 2000, consolidated statements of income for the years ended December 31, 2001, 2000 and 1999, consolidated statements of changes in stockholders' equity for the years ended December 31, 2001, 2000 and 1999, consolidated statements cash flows for the years ended December 31, 2001, 2000, and 1999, and notes to our consolidated financial statements, together with a report thereon of Ernst & Young LLP, dated March 6, 2002, are attached hereto as pages F-1 through F-29.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        Not applicable.

Part III

Item 10.    Directors and Executive Officers of the Registrant.

        Information about Nasdaq's directors is incorporated by reference from the discussion under Proposal 1 in Nasdaq's Proxy Statement for the 2002 Annual Meeting of Stockholders. The balance of the response to this item is contained in the discussion entitled "Executive Officers" under Item 1 of Part I of this report.

Item 11.    Executive Compensation.

        Information about executive compensation is incorporated by reference from the discussion under the heading "Executive Compensation" in Nasdaq's Proxy Statement for the 2002 Annual Meeting of Stockholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Information about security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" in Nasdaq's Proxy Statement for the 2002 Annual Meeting of Stockholders.

Item 13.    Certain Relationships and Related Transactions.

        Information about certain relationships and transactions with related parties is incorporated herein by reference from the discussion under the heading "Certain Relationships and Related Transactions" in Nasdaq's Proxy Statement for the 2002 Annual Meeting of Stockholders.

Part IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1)    Financial Statements

    See "Index to Consolidated Financial Statements."

(a)(2)    Financial Statement Schedules

    None.

        All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3)    Exhibits:

Exhibit Number
3.1	Restated Certificate of Incorporation of The Nasdaq Stock Market, Inc.(+)
3.2	By-Laws of The Nasdaq Stock Market, Inc.(#)
3.3	Certificate of Designations of The Nasdaq Stock Market, Inc.'s Series A Cumulative Preferred Stock.
3.4	Certificate of Designations of The Nasdaq Stock Market, Inc.'s Series B Preferred Stock.
4.1	Form of Common Stock certificate.(+)
9.1	Voting Trust Agreement dated June 28, 2000, among The Nasdaq Stock Market, Inc., the National Association of Securities Dealers, Inc. and The Bank of New York.(+)
9.2	First Amendment to the Voting Trust Agreement, dated as of January 18, 2001, among The Nasdaq Stock Market, Inc., the National Association of Securities Dealers, Inc. and The Bank of New York.(+)
10.1	Network Service Agreement, dated November 19, 1997, between MCI Telecommunications Corporation and The Nasdaq Stock Market, Inc.*(+)
10.2	Consolidated Agreement, between Unisys Corporation and The Nasdaq Stock Market, Inc.*(+)
10.3	Network User License Agreement, dated November 30, 1993, between Oracle Corporation and The Nasdaq Stock Market, Inc.*(+)
10.4	Software License and Services Agreement, dated November 30, 1993, between Oracle Corporation and The Nasdaq Stock Market, Inc.*(+)
10.5	Regulatory Services Agreement, dated June 28, 2000, between NASD Regulation, Inc. and The Nasdaq Stock Market, Inc.*(+)
10.6	Separation and Common Services Agreement, dated as of June 28, 2000, between the National Association of Securities Dealers, Inc. and The Nasdaq Stock Market, Inc.(+)
10.7	The Nasdaq Stock Market, Inc. 2000 Employee Stock Purchase Plan.(+)
10.8	The Nasdaq Stock Market, Inc. Equity Incentive Plan.(+)
10.9	Securities Purchase Agreement, dated as of March 23, 2001, among The Nasdaq Stock Market, Inc., Hellman & Friedman Capital Partners IV, L.P. and the other purchasers listed in the signature pages thereto.(+)

10.9.1	Securityholders Agreement, dated as of May 3, 2001, among The Nasdaq Stock Market, Inc., Hellman & Friedman Capital Partners IV, L.P., and the other securityholders listed on the signature pages thereto.(^)
10.10	Purchase and Sale Agreement, dated March 23, 2001, by and between the National Association of Securities Dealers, Inc. and The Nasdaq Stock Market, Inc.(+)
10.11	Employment Agreement between the National Association of Securities Dealers, Inc. and Frank G. Zarb effective on February 24, 1997.(+)
10.12	Instrument of Amendment, dated March 18, 1998, to Employment Agreement between National Association of Securities Dealers, Inc. and Frank G. Zarb, effective on February 24, 1997.(+)
10.13	Instrument of Amendment, dated as of August 20, 1999, to Employment Agreement between National Association of Securities Dealers, Inc. and Frank G. Zarb, effective on February 24, 1997, as amended effective March 18, 1998.(+)
10.14	Instrument of Amendment, dated March 30, 2000, to Employment Agreement between National Association of Securities Dealers, Inc. and Frank G. Zarb, effective on February 24, 1997, as amended effective March 18, 1998, and subsequently amended on August 20, 1999.(+)
10.15	Instrument of Amendment, effective as of July 27, 2000, to Employment Agreement between National Association of Securities Dealers, Inc. and Frank G. Zarb, effective on February 24, 1997, as amended effective March 18, 1998, and subsequently amended in August, 1999, and subsequently amended on March 30, 2000.(+)
10.16	Instrument of Amendment, effective as of November 1, 2000, to Employment Agreement between National Association of Securities Dealers, Inc. and Frank G. Zarb, effective on February 24, 1997, as amended effective March 18, 1998, and subsequently amended in August, 1999, and subsequently amended on March 30, 2000, and as of July 27, 2000.(+)
10.17	Instrument of Amendment, effective as of April 25, 2001, to Employment Agreement between National Association of Securities Dealers, Inc., The Nasdaq Stock Market, Inc., and Frank G. Zarb, effective on February 24, 1997, as subsequently amended effective March 18, 1998, August 20, 1999, March 30, 2000, July 27, 2000 and November 1, 2000.(+)
10.18	Letter Agreement, dated July 22, 2001, among Frank G. Zarb, the National Association of Securities Dealers, Inc. and The Nasdaq Stock Market, Inc.(—)
10.19	Employment Agreement by and between The Nasdaq Stock Market, Inc. and John L. Hilley, effective as of December 29, 2000.(+)
10.19.1	Amendment One to the Employment Agreement by and between The Nasdaq Stock Market, Inc. and John L. Hilley, effective as of February 1, 2002.
10.20	Employment Agreement by and between The Nasdaq Stock Market, Inc. and Richard G. Ketchum, effective as of December 29, 2000.(+)
10.20.1	Amendment One to the Employment Agreement by and between The Nasdaq Stock Market, Inc. and Richard G. Ketchum, effective as of February 1, 2002.
10.21	Employment Agreement by and between The Nasdaq Stock Market, Inc. and Hardwick Simmons, dated December 7, 2000, effective as of February 1, 2001.(+)
10.21.1	Amendment Number One to the Employment Agreement by and between the The Nasdaq Stock Market, Inc., and Hardwick Simmons, effective as of February 1, 2001. (+)
10.21.2	Amendment Number Two to the Employment Agreement by and between the The Nasdaq Stock Market, Inc., and Hardwick Simmons, effective as of February 1, 2002.

10.22	Employment Letter, dated May 31, 1996, from the National Association of Securities Dealers, Inc. to Alfred R. Berkeley, III.(#)
10.23	Employment Letter from The Nasdaq Stock Market, Inc. to David Weild IV, dated March 8, 2001 as amended and restated March 21, 2002.
10.24	Purchase and Sale Agreement, dated as of February 20, 2002, by and between The Nasdaq Stock Market, Inc., and the National Association of Securities Dealers, Inc.
10.24.1	Investor Rights Agreement, dated as of February 20, 2002, between The Nasdaq Stock Market, Inc., and the National Association of Securities Dealers, Inc. (~)
10.25	Separation Agreement, dated as of December 12, 2001, by and between The Nasdaq Stock Market, Inc. and J. Patrick Campbell.
10.25.1	Employment Agreement by and between The Nasdaq Stock Market, Inc. and J. Patrick Campbell, effective as of December 29, 2000. (+)
10.26	Loan Agreement, dated December 28, 2001, by and between The Nasdaq Stock Market, Inc. and David P. Warren.
10.27	Loan Agreement, dated December 30, 2001, by and between The Nasdaq Stock Market, Inc. and Steven Dean Furbush.
11	Statement regarding computation of per share earnings (incorporated herein by reference to "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K" of this Form 10-K).
21.1	List of all subsidiaries.
23.1	Consent of Independent Auditors.
24.1	Powers of Attorney.

*
Confidential treatment has been requested from the U.S. Securities and Exchange Commission for certain portions of this exhibit.

(+)
Previously filed with The Nasdaq Stock Market, Inc.'s Registration Statement on Form 10 (file number 000-32651) filed on April 30, 2001.

(^)
Previously filed with The Nasdaq Stock Market, Inc.'s Amendment No. 1 to Registration Statement on Form 10 (file number 000-32651) filed on May 14, 2001.

(—)
Previously filed with The Nasdaq Stock Market, Inc.'s Amendment No. 4 to Registration Statement on Form 10 (file number 000-32651) filed on August 31, 2001.

(#)
Previously filed with The Nasdaq Stock Market, Inc.'s Amendment No. 5 to Registration Statement on Form 10 (file number 000-32651) filed on November 16, 2001.

(~)
Previously filed with The Nasdaq Stock Market, Inc.'s Current Report on Form 8-K filed on February 22, 2002.

(b)
Reports on Form 8-K:

    None.

(c)
Exhibits:

    See Item 14(a)(3) above.

(d)
Financial Statement Schedules:

    See Item 14(a)(2) above.

SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2002.

THE NASDAQ STOCK MARKET, INC.
By	/s/ HARDWICK SIMMONS
	Name:	Hardwick Simmons
	Title:	Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated as of March 27, 2002.

Name	Title
/s/ HARDWICK SIMMONS Hardwick Simmons	Chairman and Chief Executive Officer (Principal Executive Officer)
/s/ DAVID P. WARREN David P. Warren	Chief Financial Officer (Principal Financial and Accounting Officer)
* Dr. Josef Ackermann	Director
* H. Furlong Baldwin	Director
* Frank E. Baxter	Director
* Michael Casey	Director
* Michael W. Clark	Director

William S. Cohen	Director
* F. Warren Hellman	Director
/s/ RICHARD G. KETCHUM Richard G. Ketchum	President and Director
* John D. Markese	Director
* E. Stanley O'Neal	Director
Vikram S. Pandit	Director
* Kenneth D. Pasternak	Director
* David S. Pottruck	Director
* Arthur Rock	Director
* Richard C. Romano	Director
* Arvind Sodhani	Director
* Sir Martin Sorrell	Director

*
Pursuant to Power of Attorney

By:	/s/ EDWARD S. KNIGHT Edward S. Knight Attorney-in-Fact

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

        The following consolidated financial statements of The Nasdaq Stock Market, Inc. and its subsidiaries are presented herein on the page indicated:

REPORT OF INDEPENDENT AUDITORS

Board of Directors
The Nasdaq Stock Market, Inc.

        We have audited the accompanying consolidated balance sheets of The Nasdaq Stock Market, Inc. ("Nasdaq") as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of Nasdaq's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nasdaq at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

        As discussed in Note 4 to the consolidated financial statements, effective January 1, 2000, Nasdaq changed its method of accounting for certain Corporate Client Group services revenue.

Ernst & Young LLP
New York, NY March 6, 2002

The Nasdaq Stock Market, Inc.

Consolidated Balance Sheets

(in thousands, except share and par value amounts)

	December 31,
	2001	2000
Assets
Current assets:
Cash and cash equivalents	$293,731	$262,257
Investments:
Available-for-sale, at fair value	228,029	232,090
Held-to-maturity, at amortized cost	—	21,967
Receivables, net	194,040	172,660
Receivables from related parties	34,953	8,250
Deferred tax asset	51,170	32,367
Other current assets	13,249	14,869

Total current assets	815,172	744,460
Investments:
Held-to-maturity, at amortized cost	28,569	6,612
Property and equipment:
Land, buildings and improvements	88,861	80,727
Data processing equipment and software	441,928	363,332
Furniture, equipment and leasehold improvements	184,572	134,638

	715,361	578,697
Less accumulated depreciation and amortization	(336,528)	(252,380)

Total property and equipment, net	378,833	326,317
Non-current deferred tax asset	74,987	61,257
Other assets	28,690	25,753

Total assets	$1,326,251	$1,164,399

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$111,676	$111,133
Accrued personnel costs	43,744	36,514
Deferred revenue	65,366	66,178
Other accrued liabilities	47,296	29,879
Current obligation under capital lease	4,454	5,495
Due to banks	11,460	13,876
Payables to related parties	9,556	19,158

Total current liabilities	293,552	282,233
Long-term liabilities:
Senior notes	48,548	25,000
Subordinated notes	240,000	—
Non-current obligation under capital lease	12,125	9,107
Accrued pension costs	24,064	10,390
Non-current deferred tax liability	41,981	32,116
Deferred revenue non-current	121,687	138,166
Other liabilities	20,529	6,685

Total long-term liabilities	508,934	221,464
Total liabilities	802,486	503,697
Minority interests	5,377	15,543
Stockholders' equity
Common stock, $.01 par value, 300,000,000 authorized, shares issued: 130,161,823 in 2001 and 123,663,746 in 2000; shares outstanding: 111,700,285 in 2001 and 123,663,746 in 2000	1,302	1,237
Additional paid-in capital	348,457	273,387
Common stock in treasury, at cost: 18,461,538 shares in 2001 and 0 shares in 2000	(240,000)	—
Accumulated other comprehensive income	(6,976)	(1,892)
Deferred stock compensation	(3,350)	—
Common stock issuable	6,065	—
Retained earnings	412,890	372,427

Total stockholders' equity	518,388	645,159

Total liabilities, minority interest and stockholders' equity	$1,326,251	$1,164,399

See accompanying notes to consolidated financial statements.

The Nasdaq Stock Market, Inc.

Consolidated Statements of Income

(in thousands, except share and per share amounts)

	Years ended December 31,
	2001	2000	1999
Revenue
Transaction services	$408,770	$395,123	$283,652
Market information services	240,524	258,251	186,543
Corporate Client Group services	156,124	149,297	163,425
Other	51,814	30,040	628

Total revenue	857,232	832,711	634,248

Expenses
Compensation and benefits	183,369	137,284	98,129
Marketing and advertising	28,017	45,908	62,790
Depreciation and amortization	93,400	65,645	43,696
Professional and contract services	76,049	61,483	35,282
Computer operations and data communications	174,939	138,228	100,493
Provision for bad debts	15,459	5,554	2,978
Travel, meetings and training	14,593	12,113	10,230
Occupancy	27,183	14,766	6,591
Publications, supplies and postage	11,998	7,181	4,670
Disaster related	23,208	—	—
Technology transition costs	9,200	—	—
Other	37,883	20,007	19,688

Total direct expenses	695,298	508,169	384,547
Support cost from related parties, net	101,799	128,522	115,189

Total expenses	797,097	636,691	499,736

Net operating income	60,135	196,020	134,512
Interest income	22,603	20,111	12,201
Interest expense	(9,647)	(2,130)	(2,143)
Minority interests	5,704	872	—

Net income before taxes	78,795	214,873	144,570
Provision for income taxes	(38,332)	(90,477)	(58,421)

Income before cumulative effect of change in accounting principle	40,463	124,396	86,149

Cumulative effect of change in accounting principle, net of taxes of $67,956 (Note 4)	—	(101,090)	—

Net income	$40,463	$23,306	$86,149

Basic and diluted earnings per share:
Before cumulative effect of change in accounting principle	$0.35	$1.11	$0.86

Cumulative effect of change in accounting principle	—	(0.90)	—

Net income	$0.35	$0.21	$0.86

Pro forma amounts assuming the accounting change is applied retroactively:
Total revenue		$832,711	$607,203

Net income		$124,396	$69,944

Basic and diluted earnings per share		$1.11	$0.70

See accompanying notes to consolidated financial statements.

The Nasdaq Stock Market, Inc.

Consolidated Statements of Changes in Stockholders' Equity

(in thousands, except share amounts)

	Number of Common Shares Outstanding (1)	Common Stock (1)	Additional Paid in Capita1 (1)	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Stock Compensation	Common Stock Issuable	Total
Balance, January 1, 1999	100,000,000	$1,000	$149	$—	$262,972	$2,020	$—	$—	$266,141
Net income	—	—	—	—	86,149	—	—	—	86,149
Change in unrealized losses on available-for-sale investments, net of tax of $(149)	—	—	—	—	—	(278)	—	—	(278)

Comprehensive income for the year ended December 31, 1999	—	—	—	—	—	—	—	—	85,871

Balance, December 31, 1999	100,000,000	$1,000	$149	$—	$349,121	$1,742	$—	$—	$352,012
Net income	—	—	—	—	23,306	—	—	—	23,306
Change in unrealized losses on available-for-sale investments, net of tax of $765	—	—	—	—	—	(1,421)	—	—	(1,421)
Foreign currency translation net of minority interests of $(1,185)	—	—	—	—	—	(2,213)	—	—	(2,213)

Comprehensive income for the year ended December 31, 2000	—	—	—	—	—	—			19,672

Capital contribution	—	—	30,000	—	—	—	—	—	30,000
Minority interest resulting from original share of equity in Nasdaq Europe Planning Company Limited	—	—	(17,600)	—	—	—	—	—	(17,600)
Adjustment to carrying amount of investment in Nasdaq Japan due to its private placement	—	—	7,784	—	—	—	—	—	7,784
Net proceeds from Phase I offering	23,663,746	237	253,054	—	—	—	—	—	253,291

Balance, December 31, 2000	123,663,746	$1,237	$273,387	$—	$372,427	$(1,892)	$—	$—	$645,159
Net income	—	—	—	—	40,463	—	—	—	40,463
Change in unrealized losses on available-for-sale investments, net of tax of $(1,030)	—	—	—	—	—	918	—	—	918
Foreign currency translation, net of minority interests of $340 and net of tax of $(380)	—	—	—	—	—	(4,607)	—	—	(4,607)
Minimum pension liability, net of tax of $900	—	—	—	—	—	(1,395)	—	—	(1,395)

Comprehensive income for the year ended December 31, 2001	—	—	—	—	—	—	—	—	35,379

Net proceeds from Phase II offering	5,028,797	50	63,638	—	—	—	—	—	63,688
Sale of subsidiary stock	—	—	6,930	—	—	—	—	—	6,930
Purchase of minority interests in Nasdaq Europe Planning Company Limited	—	—	(12,400)	—	—	—	—	—	(12,400)
Sale of warrants to purchase common stock	—	—	1,438	—	—	—	—	—	1,438
Purchase of common stock for treasury	(18,461,538)	—	—	(240,000)	—	—	—	—	(240,000)
Restricted stock awards, net of forfeitures	—	—	—	—	—	—	(7,465)	7,465	—
Amortization and vesting of restricted stock	107,700	1	1,399	—	—	—	4,115	(1,400)	4,115
Other purchases of common stock by related parties or affiliated entities	1,361,580	14	14,065	—	—	—	—	—	14,079

Balance, December 31, 2001	111,700,285	$1,302	$348,457	$(240,000)	$412,890	$(6,976)	$(3,350)	$6,065	$518,388

(1)
Gives effect to the June 28, 2000 49,999-for-one common stock dividend for the year ended December 31, 1999.

See accompanying notes to consolidated financial statements.

The Nasdaq Stock Market, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2001	2000	1999
Reconciliation of net income to cash provided by operating activities
Net income	$40,463	$23,306	$86,149
Non-cash items included in net income:
Cumulative effect of change in accounting principle, net of taxes	—	101,090	—
Depreciation and amortization	93,400	65,645	43,696
Amortization of restricted stock awards and other stock-based compensation	6,883	3,788	—
Minority interest	(5,704)	(872)	—
Provision for bad debts	15,459	5,554	2,978
Loss from equity-method affiliates	17,224	2,160	—
Deferred taxes	(23,178)	(67,063)	340
Other non-cash items included in net income	3,550	3,131	1,114
Net change in:
Receivables, net	(33,309)	(65,439)	(42,875)
Receivables from related parties	(33,457)	(1,082)	2,497
Other current assets	2,112	(2,168)	(6,521)
Other assets	(22,297)	(8,850)	4,866
Accounts payable and accrued expenses	(11,608)	55,490	19,315
Accrued personnel costs	6,804	6,460	9,303
Deferred revenue	(17,484)	103,254	1,413
Other accrued liabilities	16,846	12,742	2,580
Obligation under capital lease	1,977	(14,237)	(397)
Payables to related parties	(11,555)	7,416	7,931
Accrued pension costs	10,329	3,317	2,507
Other liabilities	8,575	21,912	229

Cash provided by operating activities	65,030	255,554	135,125
Cash flow from investing activities
Proceeds from redemptions of available-for-sale investments	369,573	154,931	107,328
Purchases of available-for-sale investments	(366,438)	(237,241)	(131,291)
Proceeds from maturities of held-to-maturity investments	25,465	10,811	30,743
Purchases of held-to-maturity investments	(25,455)	(10,973)	(30,990)
Acquisition, net of cash acquired	4,990	(16,979)	—
Purchases of property and equipment	(122,555)	(195,900)	(110,989)
Proceeds from sales of property and equipment	5,224	3,108	4,042

Cash used in investing activities	(109,196)	(292,243)	(131,157)
Cash flow from financing activities
(Decrease) increase in due to banks	(2,416)	5,057	3,876
Proceeds from Phase I and Phase II private placement offering	63,688	253,291	—
Payments for treasury stock purchases	(240,000)	—	—
Increase in long-term debt	251,592	—	—
Purchase of minority interests in Nasdaq Europe Planning Company Limited	(27,361)	—	—
Issuances of common stock	14,079	—	—
Issuance of shares by subsidiary	16,058	—	—
Contributions from minority shareholders	—	30,000	—

Cash provided by financing activities	75,640	288,348	3,876
Increase in cash and cash equivalents	31,474	251,659	7,844
Cash and cash equivalents at beginning of year	262,257	10,598	2,754

Cash and cash equivalents at end of year	$293,731	$262,257	$10,598

See accompanying notes to consolidated financial statements.

The Nasdaq Stock Market, Inc.
Notes to the Consolidated Financial Statements

1. Organization and Nature of Operations

        The Nasdaq Stock Market, Inc. ("Nasdaq"), operates the world's largest electronic, screen-based equity securities market and the world's largest equity securities market based on share volume. Nasdaq is the parent company of Nasdaq Global Holdings ("Nasdaq Global"); Quadsan Enterprises, Inc. ("Quadsan"); Nasdaq Tools, Inc. ("Nasdaq Tools"); Nasdaq Financial Products Services, Inc. ("Nasdaq Financial Products"), formerly Nasdaq Investment Product Services, Inc.; Nasdaq International Market Initiatives, Inc. ("NIMI"); Nasdaq Canada, Inc. ("Nasdaq Canada"); and Nasdaq European Planning Company, Limited ("Nasdaq Europe Planning"); collectively referred to as "Nasdaq". These entities are wholly-owned by Nasdaq. At December 31, 2001, Nasdaq also owns an approximate 60% majority interest in Nasdaq Europe S.A./N.V. ("Nasdaq Europe"), and a 50% interest in Nasdaq LIFFE Markets, LLC.

        Nasdaq Global, which is incorporated in Switzerland, is the holding company for Nasdaq's investments in IndigoMarketssm Ltd. ("IndigoMarkets") and Nasdaq Japan, Inc. ("Nasdaq Japan"), in which it had 55.0% and 39.7% interests, respectively, as of December 31, 2001. Quadsan is a Delaware investment holding company that provides investment management services for Nasdaq. Nasdaq Tools provides software products and services related to the broker-dealer industry to be used in conjunction with Nasdaq Workstation II software. Nasdaq Financial Products is the sponsor of the Nasdaq-100 Trust. NIMI offers a variety of consulting services to assist emerging and established securities markets around the world with both technology applications and regulation. Nasdaq Canada was created to develop a new securities market within Canada under a cooperative agreement with the Provincial Government of Quebec. Nasdaq Europe Planning was formed to expand Nasdaq into the European community; however, it has been inactive due to the purchase of Nasdaq Europe. Nasdaq Europe is a pan-European market headquartered in Brussels.

        Nasdaq is a majority owned subsidiary of the National Association of Securities Dealers, Inc. (the "NASD"). At a special meeting of the NASD members held on April 14, 2000, a majority of NASD members approved a plan to broaden the ownership in Nasdaq through a two-phase private placement to all NASD members, Nasdaq issuers and institutional investor firms. The two phases consisted of (1) newly-issued shares of Nasdaq common stock, $.01 par value per share (the "Common Stock") and (2) additional shares of Common Stock and warrants to purchase shares of outstanding common stock owned by the NASD (the transactions collectively, the "Restructuring"). The Restructuring was intended, among other things, to strategically realign the ownership of Nasdaq, minimize potential conflicts of interest between Nasdaq and NASD Regulation, Inc. ("NASDR") and allow Nasdaq to respond to current and future competitive challenges caused by technological advances and the increasing globalization of financial markets.

        In connection with the first phase of the Restructuring ("Phase I"); (1) the NASD separated the American Stock Exchange LLC ("Amex") from The Nasdaq-Amex Market Group, Inc. ("Market Group"), a holding company that was a subsidiary of the NASD; (2) Market Group was merged with and into Nasdaq; (3) Nasdaq effected a 49,999-for-one stock dividend creating 100 million shares of Common Stock outstanding (all of which were initially owned by the NASD); and (4) Nasdaq authorized the issuance of an additional 30.9 million new shares to be offered for sale by Nasdaq. All share and per share amounts have been retroactively adjusted to reflect the stock dividend.

        Phase I closed on June 28, 2000 with Nasdaq selling 23.7 million of its newly issued shares, yielding net proceeds of approximately $253.3 million. As of December 31, 2000, the NASD owned approximately 81% of Nasdaq on a non-diluted basis.

        The second phase of the Restructuring ("Phase II") closed on January 18, 2001, with Nasdaq selling approximately 5.0 million shares, yielding net proceeds of approximately $63.7 million. At December 31, 2001, the NASD owned approximately 69% of Nasdaq on a non-diluted basis and 25% on a fully-diluted basis. This reflects the sale by the NASD of 4.5 million shares of Common Stock and warrants to purchase 43.2 million shares of Common Stock in Phases I and II of the Restructuring, the repurchase by Nasdaq of 18.5 million shares of Common Stock from the NASD in May 2001 and the assumed conversion of all potentially dilutive securities.

        Nasdaq operates in one segment as defined in the Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information." Nasdaq uses a multiple market maker system to operate its electronic, screen-based equity market. Nasdaq's principal business products are price discovery and trading services, the sale of related market data and information, and the listing of securities. The majority of this business is transacted with Nasdaq listed companies, market data vendors and firms in the broker-dealer industry within the United States.

2. Significant Transactions

Hellman and Friedman Capital Partners, IV

        On May 3, 2001, Nasdaq issued and sold $240.0 million in aggregate principal amount of 4.0% convertible subordinated notes due 2006 (the "Subordinated Notes") to Hellman & Friedman Capital Partners IV, L.P. and certain of its affiliated limited partnerships (collectively, "Hellman & Friedman"). Nasdaq used the proceeds from the sale of the Subordinated Notes to purchase 18,461,538 shares of Common Stock from the NASD for $13.00 per share. On November 12, 2001, Nasdaq sold an aggregate amount of 500,000 shares of Common Stock to Hellman & Friedman for an aggregate offering price of $5,125,000 which was the fair value at that date. See Note 10 for more information on the Subordinated Notes. See Note 18 for more information on the purchase of Common Stock.

Nasdaq Europe S.A./N.V.

        On March 27, 2001, Nasdaq acquired a 68.2% ownership interest in the European Association of Securities Dealers Automated Quotation S.A./N.V., ("EASDAQ"), a pan-European market headquartered in Brussels for approximately $12.5 million. Nasdaq has renamed the company Nasdaq Europe S.A./N.V. ("Nasdaq Europe") and is in the process of restructuring it into a globally linked, pan-European market.

        Nasdaq's acquisition of Nasdaq Europe has been accounted for under the purchase method of accounting, and, accordingly, assets acquired and liabilities assumed have been recorded at estimated fair value at the date of acquisition, resulting in the initial recording of goodwill of approximately $4.7 million. The results of operations of Nasdaq Europe have been included in the Consolidated Statements of Income from its date of acquisition.

        During 2001, Nasdaq purchased an additional 2% ownership of Nasdaq Europe for approximately $6.0 million, and sold 1.2% of its ownership to a third party. Nasdaq Europe sold additional shares representing a 9.0% ownership interest for approximately $13.9 million to third party investors, thereby reducing Nasdaq's ownership interest from 68.2% to approximately 60% at December 31, 2001. As a result of Nasdaq Europe's sale of additional shares to third party investors, Nasdaq recorded an increase of $7.7 million, to stockholders' equity, to reflect its adjusted share of the book value of Nasdaq Europe.

Nasdaq Europe Planning Company Limited

        In February 2000, the NASD formed a joint venture, Nasdaq Europe Planning, with SOFTBANK Corp. of Japan ("Softbank"), and two other partners, whereby each partner contributed $10.0 million in cash. The NASD contributed $10.0 million, licensing of its brand and provided technology expertise and management leadership in exchange for a 56% interest in this venture. As part of the Restructuring, the NASD's ownership interest in Nasdaq Europe Planning was transferred to Nasdaq Global.

        Nasdaq Europe Planning's proposed joint venture did not occur due to a strategic decision to pursue a strategy for European expansion through the acquisition in March 2001 of a controlling interest of Nasdaq Europe rather than through Nasdaq Europe Planning. As a result, Nasdaq agreed to repurchase the ownership interests of the three other shareholders in Nasdaq Europe Planning for $10.0 million each, thereby unwinding the joint venture. Repurchases from two of the shareholders, for a total of $20.0 million, were completed in the first quarter of 2001. The repurchase from the third shareholder was completed in the fourth quarter of 2001 for aggregate consideration estimated at $10.0 million, comprised of cash of $7.4 million, a warrant to purchase up to 479,648 shares of Common Stock, and 7,211 shares of Nasdaq Europe. As of December 31, 2001, Nasdaq owned 100% of Nasdaq Europe Planning.

Nasdaq Tools, Inc.

        On March 7, 2000, Nasdaq acquired Financial Systemware, Inc. ("Financial Systemware", now known as Nasdaq Tools), a company that develops and markets a set of software utilities that can be loaded on a Nasdaq Workstation II terminal to enhance the features and functionalities of Nasdaq Workstation II software. This acquisition was accounted for using the purchase method of accounting.

        Upon consummation of the transaction, Nasdaq acquired 100% of Nasdaq Tools' issued and outstanding stock for $7.3 million. The goodwill of $6.5 million recorded as a result of the acquisition is being amortized on a straight-line basis over five years. The Nasdaq Tools' principals, ("the sellers"), were paid $10.0 million upon closing, which is being recognized as expense on a straight-line basis over five years. In addition, the sellers were entitled to additional cash payments to be paid over the five years following closing, contingent upon their continued employment and development efforts on behalf of Nasdaq Tools. During 2001, $3.0 million was paid to the principals pursuant to this transaction. The unamortized goodwill and other intangible assets related to the acquisition of Nasdaq Tools are $4.1 million and $6.3 million, and $5.4 million and $8.3 million as of December 31, 2001 and 2000, respectively, and are included in other assets in the Consolidated Balance Sheets.

Nasdaq LIFFE Markets, LLC.

        On June 1, 2001, Nasdaq and the London International Financial Futures and Options Exchange ("LIFFE") formed Nasdaq LIFFE Markets, LLC (formerly Nasdaq LIFFE, LLC, "Nasdaq LIFFE"), a new U.S. joint venture company to list and trade single stock futures. See Note 7 for additional information.

IndigoMarkets Ltd.

        In May 2000, IndigoMarkets was established for the purpose of creating market systems for Nasdaq Global markets, including Nasdaq Japan. Nasdaq Global transferred an approximate 45.0% interest in IndigoMarkets to SSI Ltd., an India based software developer, in return for intellectual property rights in certain software applications.

3. Summary of Significant Accounting Policies

Principles of Consolidation

        The consolidated financial statements include the accounts of Nasdaq and its majority and wholly-owned subsidiaries. All non-majority owned investments are accounted for under the equity method of accounting. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

        Cash and cash equivalents include cash in banks and all non-restricted highly liquid investments purchased with a remaining maturity of three months or less at the time of purchase. Such investments included in cash and cash equivalents in the Consolidated Balance Sheets were $243.4 million and $218.5 million at December 31, 2001 and 2000, respectively. Cash equivalents are carried at cost plus accrued interest which approximates fair value.

Investments

        Under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," management determines the appropriate classification of investments at the time of purchase. Investments for which Nasdaq does not have the intent or ability to hold to maturity are classified as "available-for-sale" and are carried at fair market value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Investments for which Nasdaq has the intent and ability to hold to maturity are classified as "held-to-maturity" and are carried at amortized cost. The amortized cost of debt securities classified as held-to-maturity or available-for-sale is adjusted for amortization of premiums and accretion of discounts, which are included in interest income. Realized gains and losses on sales of securities are included in earnings using the specific identification method.

        A decline in the market value of any available-for-sale or held-to-maturity security below cost, that is deemed to be other than temporary, results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established.

Receivables, net

        Nasdaq's receivables are concentrated with NASD member firms, market data vendors and Nasdaq listed companies. Receivables are shown net of reserves for uncollectable accounts. Reserves are calculated based on the age and source of the underlying receivable and are tied to past collections experience. Total reserves netted against receivables in the Consolidated Balance Sheets were $7.4 million and $5.4 million at December 31, 2001 and 2000, respectively.

Property and Equipment

        Property and equipment are recorded at cost less accumulated depreciation. Equipment acquired under capital leases is recorded at the lower of fair market value or the present value of future lease payments. Depreciation is provided on the straight-line method. Estimated useful lives generally range from 10 to 40 years for buildings and improvements, two to seven years for data processing equipment and software, and five to 10 years for furniture and equipment. Leasehold improvements are amortized using the straight-line method over the lesser of the useful life of the improvement or the term of the applicable lease. Depreciation expense was $82.4 million, $60.2 million and $43.2 million for the years ended December 31, 2001, 2000 and 1999, respectively.

        Property and equipment includes capital leases of $26.9 million and $17.3 million, and accumulated amortization of $10.5 million and $2.9 million for the years ending December 31, 2001 and 2000, respectively.

Goodwill

        Goodwill and other intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from five to 10 years. Nasdaq periodically evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that an impairment exists. As of December 31, 2001 and 2000, goodwill and other intangibles were $18.4 million and $16.2 million, respectively. Goodwill amortization expense was $4.0 million and $3.1 million for the years ended December 31, 2001 and 2000, respectively. There was no goodwill in 1999.

        In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. SFAS 142 is required to be applied starting with fiscal years beginning after December 15, 2001. Nasdaq does not expect the adoption of SFAS 142 in fiscal 2002 to have a material impact on its consolidated financial statements.

Impairment of Long-Lived Assets

        In the event that facts and circumstances indicate that long-lived assets or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation were required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down is required. If a write-down were required, Nasdaq would prepare a discounted cash flow analysis to determine the amount of the write-down.

Revenue Recognition

        Market information services revenue is based on the number of presentation devices in service and market data information quotes delivered through those devices. This revenue is recorded net of amounts due under revenue sharing arrangements with market participants. Market information services revenue is recognized in the month that information is provided. Transaction services revenue is variable, and is based on service volumes, and is recognized as transactions occur. Corporate Client Group services revenue includes annual fees, initial listing fees and listing of additional shares ("LAS") fees. Annual fees are recognized ratably over the following 12-month period. Effective January 1, 2000, initial listing and LAS fees are recognized on a straight-line basis over estimated service periods, which are six and four years, respectively. Prior to 2000, initial listing fees were recognized in the month listing occurred and LAS fees were recognized in the period the additional shares were issued. The change in accounting for these fees is more fully described in Note 4.

Stock Compensation

        Nasdaq accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25"). Nasdaq grants stock options with an exercise price equal to the fair market value of the stock at the date of the grant, and accordingly, recognizes no compensation expense related to such grants.

Deferred Revenue

        Deferred revenue represents cash received and billed receivables for Corporate Client Group services, which are unearned until services are provided.

Advertising Costs

        Nasdaq expenses advertising costs, which include media advertising and production costs, in the periods in which the costs are incurred. Media advertising and production costs included as marketing and advertising in the Consolidated Statements of Income totaled $13.8 million, $35.3 million and $45.3 million for 2001, 2000 and 1999, respectively.

Software Costs

        Significant purchased application software and operational software that is an integral part of computer hardware are capitalized and amortized on the straight-line method over their estimated useful lives, generally two to seven years. All other purchased software is charged to expense as incurred.

        Nasdaq adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), effective January 1, 1999. The provisions of SOP 98-1 require certain costs incurred in connection with developing or obtaining internal use software to be capitalized. Unamortized capitalized software development costs of $65.2 million and $32.9 million as of December 31, 2001 and 2000, respectively, are carried in data processing equipment and software in the consolidated balance sheets. Amortization of costs capitalized under SOP 98-1 totaled $7.0 million, $2.3 million and $0.5 million for 2001, 2000 and 1999, respectively, and are included in depreciation and amortization in the consolidated statements of income. Additions to capitalized software were $39.3 million and $34.4 million in 2001 and 2000, respectively.

Income Taxes

        Nasdaq and its eligible subsidiaries file a consolidated U.S. federal income tax return and all applicable state and local returns. Nasdaq uses the asset and liability method required by SFAS No. 109, "Accounting for Income Taxes", to provide income taxes on all transactions recorded in the consolidated financial statements. Deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities (i.e., temporary differences) and are measured at the enacted rates that will be in effect when these differences are realized. If necessary, a valuation allowance is established to reduce deferred tax assets to the amount that is more likely than not to be realized.

Foreign Currency Translation

        Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment are translated to U.S. dollars at exchange rates in effect at the balance sheet date. Revenue and expenses are translated at average exchange rates during the year. Translation adjustments resulting from this process are charged or credited to other comprehensive income. Foreign currency translation also includes the translation of gains and losses for non-U.S. equity method investments.

Minority Interests

        Minority interests in the consolidated balance sheets represent the minority owners' share of equity as of the balance sheet date. Minority interests in the consolidated statements of income represent the minority owners' share of the income or loss of certain consolidated subsidiaries, principally Nasdaq Europe and IndigoMarkets at December 31, 2001 and Nasdaq Europe Planning at December 31, 2000.

Classifications

        Certain amounts for the prior years have been reclassified to conform with the 2001 presentation. Nasdaq has also changed its presentation of the Consolidated Statement of Cash Flows from the direct method to the indirect method for the three years ending December 31, 2001.

4. Change in Accounting Principle

        On August 17, 2001, Nasdaq concluded discussions with the U.S. Securities and Exchange Commission (the "SEC"), with respect to the implementation in its financial statements of Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which became effective for SEC public reporting companies in the fourth quarter of 2000. Nasdaq became a SEC public reporting company on June 29, 2001, the effective date of its Registration Statement on Form 10, and as a result of discussions with the SEC, changed its method of accounting for revenue recognition for certain components of its Corporate Client Group services revenue.

        SAB 101 was adopted effective the fourth quarter of 2000, the change in accounting principle has been applied as of January 1, 2000. In accordance with applicable accounting guidance prior to SAB 101, Nasdaq recognized revenue for issuer initial listing fees and LAS fees in the month the listing occurred or in the period additional shares were issued, respectively. Nasdaq now recognizes revenue related to initial listing fees and LAS fees on a straight-line basis over estimated service periods, which are six and four years, respectively.

        As a result of the adoption of SAB 101, Nasdaq recognized a one-time cumulative effect of a change in accounting principle in the first quarter of 2000. This cumulative effect of a change in accounting principle decreased net income for the year ended December 31, 2000 by $101.1 million ($.90 per share) resulting in net income of $23.3 million ($.21 per share). The adjustment to December 31, 2000 net income for the cumulative change to prior years' results consists of the following:

($ in thousands)
Deferred initial listing fees	$108,476
Deferred LAS fees	60,570

Total deferred fees	169,046
Deferred income tax benefit	(67,956)

Cumulative effect of change in accounting principle	$101,090

        As a result of the change in accounting principle, for the year ended December 31, 2000, revenue decreased $35.5 million and pro forma net income, excluding the cumulative change in accounting principle, decreased $20.8 million ($.19 per share).

        For the years ended December 31, 2001 and 2000, Nasdaq recognized $44.9 million and $55.7 million in revenue, respectively, that was included in the cumulative effect adjustment as of January 1, 2000. This revenue contributed $27.3 million (after income taxes of $17.6 million), and $33.3 million (after income taxes of $22.4 million) to net income for the years ended December 31, 2001 and 2000, respectively.

Deferred Revenue

        Nasdaq's deferred revenue as of December 31, 2001 relating to Corporate Client Group services revenues will be recognized in the following years:

	Initial	LAS	Annual and Other	Total
	($ in thousands)
Fiscal year ended
2002	$31,839	$33,527	$—	$65,366
2003	27,199	26,629	—	53,828
2004	22,473	16,077	—	38,550
2005	16,168	6,191	—	22,359
2006 and thereafter	6,950	—	—	6,950

	$104,629	$82,424	$—	$187,053

        Nasdaq's deferred revenue for the year ended December 31, 2001 and 2000 is reflected in the following tables. The additions reflect Corporate Client Group services revenue charged during the year while the amortization reflects Corporate Client Group services revenue recognized during the year based on SAB 101.

	Initial	LAS	Annual and Other	Total
	($ in thousands)
Balance at January 1, 2001	$127,693	$76,651	$—	$204,344
Additions	12,602	41,637	84,594	138,833
Amortization	(35,666)	(35,864)	(84,594)	(156,124)

Balance at December 31, 2001	$104,629	$82,424	$—	$187,053

	Initial	LAS	Annual and Other	Total
	($ in thousands)
Balance at January 1, 2000	$108,476	$60,570	$—	$169,046
Additions	53,129	49,713	81,753	184,595
Amortization	(33,912)	(33,632)	(81,753)	(149,297)

Balance at December 31, 2000	$127,693	$76,651	$—	$204,344

5. Disaster Related Expenses

        As a result of the attacks on September 11, 2001, Nasdaq's executive offices in New York City were closed for the remainder of 2001 and its New York-based employees were relocated. Also, as a result of the attacks, Nasdaq decided to relocate its New York City headquarters from One Liberty Plaza, which was adjacent to the site where the World Trade Center Towers stood, to a location closer to its Times Square MarketSite building. Employees returned to One Liberty Plaza on a temporary basis in the first quarter of 2002, and are expected to relocate to midtown New York City by early 2003. As of December 31, 2001, Nasdaq is obligated under the terms of its One Liberty Plaza lease to pay $106.9 million over the remaining life of the lease. As of December 31, 2001, Nasdaq has recorded an estimated loss on the sublease of One Liberty Plaza for $21.5 million which is included in disaster related expenses on the Consolidated Statement of Income. The estimated loss was calculated assuming relocation as of January 2003. Additionally, the loss was calculated using an 8% net discount rate and an estimated 21 year sublease term commencing June 2003 at estimated market rates.

        In addition, it has been necessary for Nasdaq to make certain non-budgeted expenditures relating to September 11th, including, but not limited to, costs related to the efforts to restore services to market participants, the testing of trading systems, and required reconfiguring of technology, telecommunications and alternative office facilities due to the temporary relocation of employees. These other third and fourth quarter expenses of $1.7 million are also included in disaster related expenses on the Consolidated Statement of Income. Additional expenses and recoveries will be recorded in future periods.

6. Investments

        Investments consist of U.S. Treasury securities, obligations of U.S. Government sponsored enterprises, municipal bonds, equity securities, and other financial instruments. Following is a summary of investments classified as available-for-sale that are carried at fair value as of December 31, 2001:

	Available-for-Sale Securities
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	($ in thousands)
December 31, 2001
U.S. Treasury securities and obligations of U.S. government agencies	$156,197	$1,749	$207	$157,739
Obligations of states and political subdivisions	45,670	817	61	46,426
Asset-backed securities	1,042	33	—	1,075
U.S. corporate securities	5,537	92	90	5,539
Other debt securities	—	—	—	—

Total debt securities	208,446	2,691	358	210,779
Equity securities	17,373	1,595	1,718	17,250

Total	$225,819	$4,286	$2,076	$228,029

        At December 31, 2001, all held-to-maturity investments were U.S. Treasury securities and obligations of U.S. government agencies. The cost of the securities were $28.6 million and had gross unrealized capital gains and losses of $570 thousand and $31 thousand, respectively and a total estimated fair value of $29.1 million at December 31, 2001.

        Following is a summary of investments classified as available-for-sale which are carried at fair value as of December 31, 2000:

	Available-for-Sale Securities
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	($ in thousands)
December 31, 2000
U.S. Treasury securities and obligations of U.S. government agencies	$109,350	$542	$59	$109,833
Obligations of states and political subdivisions	43,664	55	954	42,765
Asset-backed securities	52,846	202	513	52,535
U.S. corporate securities	6,018	61	90	5,989
Other debt securities	649	9	—	658

Total debt securities	212,527	869	1,616	211,780
Equity securities	19,069	3,584	2,343	20,310

Total	$231,596	$4,453	$3,959	$232,090

        At December 31, 2000, all held-to-maturity investments were U.S. Treasury securities and obligations of U.S. government agencies. The cost of the securities were $28.6 million and had gross unrealized capital gains and losses of $45 thousand and $32 thousand, respectively, and a total estimated fair value of $28.6 million at December 31, 2000.

        The cost and estimated fair value of debt and marketable equity securities classified as available-for-sale that are carried at fair value at December 31, 2001, by contractual maturity, are shown below.

	Gross Unrealized
	Cost	Gain	Loss	Fair Value
	($ in thousands)
Due in one year or less	$99,626	$657	$110	$100,173
Due after one through five years	60,682	1,200	2	61,880
Due after five through 10 years	28,629	420	133	28,916
Due after 10 years	19,509	414	113	19,810

Total debt securities	208,446	2,691	358	210,779
Equity securities	17,373	1,595	1,718	17,250

	$225,819	$4,286	$2,076	$228,029

        All investments classified as held-to-maturity are carried at amortized cost as of December 31, 2001, and mature between 2003 and 2007.

        During the years ended December 31, 2001 and 2000, debt and marketable equity available-for-sale securities with a fair value at the date of sale of $369.6 million and $72.7 million, respectively, were sold. The gross realized gains on such sales totaled $1.8 million and $2.8 million, respectively, and the gross realized losses totaled $4.2 million and $1.0 million, respectively. The net adjustment to unrealized holding gains (losses) on available-for-sale securities included as a separate component of stockholders' equity totaled ($1.2) million and ($0.2) million, for 2001 and 2000, respectively. The net adjustment to unrealized gains (losses) on available-for-sale securities included as a separate component of stockholders' equity due to the sale of securities totaled $2.1 million and ($1.2) million, for 2001 and 2000, respectively.

        At December 31, 2001 and 2000, investments with a carrying value of approximately $28.6 million and $28.0 million were pledged as collateral for Nasdaq's $25.0 million note payable. See Note 9 for further information.

        In connection with the OptiMark, Inc. ("OptiMark") partnership, OptiMark issued warrants to Nasdaq to purchase up to an aggregate of 11.25 million shares of its common stock, $.01 par value per share, which expire in 2004. The warrants are exercisable in several tranches upon the achievement of certain milestones, which are based primarily upon the average daily share volume of Nasdaq-listed securities traded through the OptiMark Trading System.

        In September 2000, OptiMark announced a strategic change in its business that will allow it to focus on providing technology solutions to electronic marketplaces. As part of the change, OptiMark decided to suspend trading operations on the OptiMark Trading System. As a result, Nasdaq management concluded that its investment in warrants in OptiMark as well as the realization of the deferred revenue related to these warrants was impaired and reduced its investment in warrants and related deferred revenue to zero. As of December 31, 2001, Nasdaq still considered the investment in warrants and the related deferred revenue impaired.

7. Joint Ventures and Equity Method Investments

Nasdaq LIFFE Markets, LLC

        On June 1, 2001, Nasdaq and LIFFE formed Nasdaq LIFFE, a new U.S. joint venture company to list and trade single stock futures. The products of this joint venture are expected to be traded through a modified version of the LIFFE CONNECT™ electronic system. Nasdaq has committed up to $25.0 million plus the rights to use certain of its trademarks in this venture. Nasdaq contributed $2.0 million during 2001. On August 21, 2001, the Commodity Futures Trading Commission approved Nasdaq LIFFE as a futures market and self-regulatory organization. Nasdaq accounts for its investment in Nasdaq LIFFE under the equity method of accounting. In 2001, Nasdaq recorded losses of approximately $6.0 million representing its share of the losses incurred by Nasdaq LIFFE.

Nasdaq Japan

        In 1999, the NASD contributed approximately $2.6 million for its initial 50.0% interest in Nasdaq Japan. After granting a restricted stock award of 4.0% of its shares, the NASD transferred its remaining 46.0% interest to Nasdaq Global. In October 2000, Nasdaq Japan sold an approximate 15.0% stake for approximately $48.0 million to a group of 13 major Japanese, U.S. and European brokerages, thereby reducing Nasdaq Global's interest from 46.0% to approximately 39.2%. As a result of the private placement, Nasdaq increased the carrying value of its investment by approximately $7.8 million, recorded through stockholders' equity, to reflect its adjusted share of the book value of Nasdaq Japan. In 2001, Nasdaq invested an additional $7.4 million in Nasdaq Japan, increasing its ownership to 39.7%. Nasdaq accounts for its investment in Nasdaq Japan under the equity method of accounting, and recorded losses of $11.3 million representing its share of the losses incurred by Nasdaq Japan in 2001. Nasdaq has committed up to $13.0 million in Nasdaq Japan.

        A condensed summary of combined assets and liabilities and results of operations for Nasdaq LIFFE and Nasdaq Japan for 2001 and Nasdaq Japan for 2000 follows:

	Years ended December 31,
	2001	2000
	($ in thousands)
Condensed income statement information:
Revenue	$1,971	$1,144
Expenses	48,464	32,441
Loss from operations	(46,493)	(31,297)
Net loss	(47,300)	(31,962)
	December 31,
	2001	2000
Condensed balance sheet information:
Current assets	$20,155	$29,095
Non-current assets	20,025	7,922
Current liabilities	14,312	9,518
Non-current liabilities	16,352	2,692

8. Fair Value of Financial Instruments

        Nasdaq considers cash and cash equivalents, receivables, receivables from related parties, investments, accounts payable and accrued expenses, accrued personnel costs, due to banks, and senior notes and subordinated notes to be its financial instruments. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, receivables, receivables from related parties, investments, accounts payable and accrued expenses, accrued personnel costs, and due to banks closely approximates their fair values due to the short-term nature of these assets and liabilities. The approximate fair value of Nasdaq's senior notes, subordinated notes and obligations under capital leases was estimated using discounted cash flow analysis based on Nasdaq's assumed incremental borrowing rates for similar types of borrowing arrangements. This analysis indicates that the fair value of these obligations at December 31, 2001 and 2000 approximates their carrying amounts.

9. Senior Notes

        In May 1997, Nasdaq entered into a $25.0 million note payable with a financial institution (the "Lender"). Principal payments are scheduled to begin in 2007 and continue in equal monthly installments until maturity in 2012. The note requires monthly interest payments through May 2007 at an annual rate of 7.41%. After May 2007, Nasdaq will incur interest equal to the Lender's cost of funds rate, as defined in the agreement, plus 0.5%. Interest expensed and paid under the agreement totaled approximately $1.9 million for each of the years ended December 31, 2001, 2000 and 1999.

        Nasdaq Europe has $23.5 million of notes payable outstanding as of December 31, 2001. These notes are denominated in Euros, and mature in 2003, 2004 and within five days of default of any loan covenant. Nasdaq Europe incurs interest expense at a rate of 6% on approximately $3.7 million of the notes, and London Inter-Bank Offered Rate plus 1% on the remaining $19.8 million of the notes. Interest expensed and accrued totaled approximately $0.8 million for the year ended December 31, 2001.

10. Subordinated Notes

        On May 3, 2001, Nasdaq sold the Subordinated Notes to Hellman & Friedman. Until Nasdaq becomes registered with the SEC as a national securities exchange ("Exchange Registration"), Hellman & Friedman may only exercise its conversion rights for a number of shares of Common Stock such that immediately following such conversion, the NASD will continue to control greater than 50% of the combined voting power of Nasdaq. Nasdaq used the proceeds from the sale of the Subordinated Notes to purchase 18,461,538 shares of Common Stock from the NASD for $13.00 per share. The annual 4.0% coupon will be payable in arrears and the Subordinated Notes are convertible at any time into an aggregate of 12.0 million shares of Common Stock at $20.00 per share, subject to adjustment, in general, for any stock split, dividend, combination, recapitalization or other similar event.

        Holders of the Subordinated Notes currently have no voting rights. However, Nasdaq has agreed to use its best efforts to seek stockholder approval of an amendment to Nasdaq's Restated Certificate of Incorporation (the "Certificate of Incorporation") that would provide for voting debt in order to permit the holders of the Subordinated Notes to vote on an as-converted basis on all matters on which holders of common stock have the right to vote, subject to the current 5.0% voting limitation in the Certificate of Incorporation. In addition, the SEC has approved this proposed charter amendment. Nasdaq has granted Hellman & Friedman certain registration rights with respect to the shares of Common Stock underlying the Subordinated Notes.

        On an as-converted basis, Hellman & Friedman owned an approximate 9.7% equity interest as a result of these Subordinated Notes in Nasdaq as of December 31, 2001. Hellman & Friedman is permitted to designate one person reasonably acceptable to Nasdaq for nomination as a director of Nasdaq for so long as Hellman & Friedman owns Subordinated Notes and/or shares of Common Stock issued upon conversion thereof representing at least 50.0% of the shares of Common Stock issuable upon conversion of the Subordinated Notes initially purchased. F. Warren Hellman, chairman of Hellman & Friedman, was elected as a director of Nasdaq pursuant to this agreement.

11. Income Taxes

        The income tax provision includes the following amounts:

	Years ended December 31,
	2001	2000	1999
	($ in thousands)
Current income taxes:
Federal	$50,625	$75,446	$46,482
State	10,885	14,138	11,599

Total current income taxes	61,510	89,584	58,081

Deferred income taxes:
Federal	(22,078)	(53,717)	273
State	(1,100)	(13,346)	67

Total deferred income taxes	(23,178)	(67,063)	340

Less deferred tax benefit attributable to cumulative effect of change in accounting principle	—	67,956	—

Total provision for income taxes	$38,332	$90,477	$58,421

Income taxes paid during the year	$26,844	$101,171	$49,992

        Reconciliation of the statutory U.S. federal income tax rates to the effective tax rates are as follows:

	Years ended December 31,
	2001	2000	1999
Federal	35.0%	35.0%	35.0%
State	6.2	3.6	5.2
Foreign losses without U.S. benefit	15.9	2.9	—
Tax preferred investments	(6.9)	—	—
Tax credit	(2.3)	—	—
State temporary differences at a lower rate	1.9	—	—
Other	(1.2)	0.6	0.2

Effective rate	48.6%	42.1%	40.4%

        Components of Nasdaq's deferred tax assets and liabilities consisted of the following:

	December 31,
	2001	2000
	($ in thousands)
Deferred tax assets:
Deferred fees	$78,328	$82,600
Foreign net operating losses	31,318	5,043
Technology costs	11,765	1,499
Expense accruals	8,242	—
Lease reserve	7,691	—
Deferred capital loss carryforward	6,078	6,078
Bad debts	5,903	5,139
Compensation and benefits	5,133	1,592
Joint ventures	4,754	—
Other	4,341	2,794

Gross deferred tax assets	$163,553	$104,745

Deferred tax liabilities:
Software development costs	$(29,025)	$(19,624)
Depreciation	(10,648)	(12,492)
Other	(2,308)	—

Gross deferred tax liabilities	$(41,981)	$(32,116)

Valuation allowance	$(37,396)	$(11,121)

Net deferred tax asset	$84,176	$61,508

        Nasdaq has a deferred tax asset related to a deferred capital loss carryforward of $6.1 million at December 31, 2001 and 2000. Since it is uncertain whether such loss will be realized, a valuation allowance for the full amount of this deferred tax asset has been recorded.

        Nasdaq has foreign deferred tax assets of $31.3 million and $5.0 million, as of December 31, 2001 and 2000, respectively. The foreign deferred tax assets are composed of net operating losses, of which $3.6 million expire in 2007, $4.1 million expire in 2008 and $23.6 million have no expiration date. The foreign deferred tax assets have been fully reserved by an offsetting valuation allowance as it is not "more likely than not" that these deferred tax assets will be realized.

        The following represents the domestic and foreign components of income (loss) before income tax expense:

	Years ended December 31,
	2001	2000	1999
	($ in thousands)
Domestic	$114,640	$233,647	$144,527
Foreign	(35,845)	(18,774)	43

Income before income tax expense	$78,795	$214,873	$144,570

12. Employee Benefits

        Nasdaq is a participating employer in a noncontributory, defined-benefit pension plan that the NASD sponsors for the benefit of its eligible employees and the eligible employees of its subsidiaries. The benefits are primarily based on years of service and the employees' average salary during the highest 60 consecutive months of employment. The plan assets consist primarily of fixed income and equity securities.

        In addition, Nasdaq participates in a Supplemental Executive Retirement Plan ("SERP") that is maintained by the NASD for certain highly compensated employees.

        The following table sets forth the combined plans' funded status and amounts recognized as of December 31:

	Pension Benefits
	2001	2000
	($ in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$53,667	$39,773
Net employee transfers into plan	147	—
Service cost	7,032	4,543
Interest cost	4,519	3,246
Actuarial losses	5,384	5,488
Benefits paid	(4,860)	(1,988)
Plan amendments	1,127	—
Curtailments	(1,301)	—
Special benefits	760	—
Loss due to change in discount rate	1,907	2,605

Benefit obligation at end of year	68,382	53,667

Change in plan assets
Fair value of plan assets at beginning of year	31,464	28,312
Net employee transfers into plan	8,419	—
Actual return on plan assets	848	2,058
Company contributions	3,321	3,082
Benefits paid	(4,860)	(1,988)

Fair value of plan assets at end of year	39,192	31,464

Underfunded status of the plan	(29,190)	(22,203)
Unrecognized net actuarial gain	7,305	8,393
Unrecognized prior service cost	1,585	906
Unrecognized transition asset	(337)	(390)

Accrued benefit cost	$(20,637)	$(13,294)

Weighted-average assumptions as of December 31:
Discount rate	7.3%	7.5%
Expected return on plan assets	9.0	9.0
Rate of compensation increase	5.5	5.2
	Pension Benefits
	2001	2000	1999
	($ in thousands)
Components of net periodic benefit cost
Service cost	$7,032	$4,543	$3,304
Interest cost	4,519	3,246	2,448
Expected return on plan assets	(3,311)	(2,533)	(2,261)
Amortization of unrecognized transition asset	(58)	(57)	(57)
Recognized net actuarial loss	160	145	101
Prior service cost recognized	465	131	133
Special benefits	760	—	—
Curtailment/settlement loss recognized	—	1,296	—

Benefit cost	$9,567	$6,771	$3,668

        As of December 31, 2001 and 2000, $4.3 million and $2.4 million, respectively, of the accrued pension liability is carried as current in the accounts payable and accrued expenses line of the Consolidated Balance Sheets. During 2001, there was a curtailment gain recognized of $1.3 million in the pension plan to reflect the reduction in force on June 26, 2001.

        Pursuant to the provisions of SFAS No. 87 "Employer's Accounting for Pensions," related to the SERP, an intangible asset of $1.0 million and an adjustment to stockholders' equity of $1.4 million (net of tax of $0.9 million), were recorded as of December 31, 2001 to recognize the minimum pension liability.

        Nasdaq also participates in a voluntary savings plan for eligible employees of the NASD and its subsidiaries. Employees are immediately eligible to make contributions to the plan and are also eligible for an employer contribution match at an amount equal to 100% of the first 4% of eligible employee contributions. Eligible plan participants may also receive an additional discretionary match from Nasdaq. Savings plan expense for the years ended December 31, 2001, 2000 and 1999, was $5.9 million, $3.7 million and $2.9 million, respectively. The expense includes a discretionary match authorized by the Nasdaq Board of Directors totaling $0.75 million for the year ended December 31, 2001, $1.3 million for the year ended December 31, 2000, and $1.9 million for the year ended December 31, 1999.

13. Stock Compensation and Stock Awards

        Effective December 5, 2000, as amended on February 14, 2001, Nasdaq adopted The Nasdaq Stock Market, Inc. Equity Incentive Plan (the "Plan"), under which nonqualified and qualified incentive stock options, restricted stock, restricted stock units, or other stock based awards may be granted to employees, directors, officers and consultants. A total of 20,000,000 shares are authorized under the Plan. At December 31, 2001, 9,779,863 were available for future grants under the Plan.

        In 2001, Nasdaq granted 10,795,223 stock options and 630,550 shares of restricted stock to employees and officers pursuant to the Plan. During 2001, 1,169,636 stock options and 36,000 shares of restricted stock awards were forfeited.

        Restricted stock awards are awarded in the name of the employee or officer at fair value on the date of the grant. The awards contain restrictions on sales and transfers, are subject to a five-year vesting period, and are expensed over the vesting period. Nasdaq recognized $4.1 million in amortization expense related to restricted stock during the year ended December 31, 2001.

        Stock options are granted with an exercise price equal to the estimated fair market value of the stock on the date of the grant. Nasdaq accounts for stock option grants in accordance with APB 25, and, accordingly, recognizes no compensation expense related to such grants.

        Options granted generally vest over three years and expire 10 years from the date of grant. All options to date have been granted at fair market value on the date of grant. At December 31, 2001, options for 3,597,430 shares were vested, and exercisable with a weighted-average exercise price of $12.73.

        Stock option activity during the year ended December 31, 2001 is set forth below:

		Price per Share
	Shares	Range	Weighted Average
Balance, January 1, 2001	—	—	—
Granted	10,795,223	$10.25 - $13.00	$12.73
Exercised	—	—	—
Forfeited	1,169,636	$10.25 - $13.00	$12.98
Balance, December 31, 2001	9,625,587	$10.25 - $13.00	$12.70

        Pro forma information regarding net income and earnings per share is required under SFAS No. 123, "Accounting for Stock-Based Compensation" and has been determined as if Nasdaq had accounted for all stock option grants based on the fair value method. The fair value of each stock option grant was estimated at the date of grant using the Black-Scholes valuation model assuming a weighted-average expected life of five years, weighted-average expected volatility of 30% and a weighted-average risk free interest rate of 4.68%. The weighted-average fair value of options granted in 2001 was $4.55.

        For purposes of the pro forma information, the fair value of stock option grants are amortized over the vesting period. The pro forma information for the year ended December 31, 2001 is as follows:

	2001
	Reported	Pro forma
	($ in thousands, except per share amounts)
Net income	$40,463	$25,476
Basic and diluted earnings per share	$0.35	$0.22

        Nasdaq has an employee stock purchase plan for all eligible employees. Under the plan, shares of Common Stock may be purchased at six-month intervals (each, an "Offering Period") at 85% of the lower of the fair market value on the first or the last day of each Offering Period. Employees may purchase shares having a value not exceeding 10% of their annual compensation, subject to applicable annual Internal Revenue Service limitations. During 2001, employees purchased an aggregate of 326,580 shares at an average price of $10.63 per share.

        In May and July 2000, restricted Common Stock and options on Common Stock of Nasdaq Japan were awarded to certain Nasdaq officers and key employees who devote substantial time to the operations of Nasdaq Japan. These awards contain restrictions and are subject to vesting provisions, generally three years. The options were granted at an exercise price of $125 per share, the estimated fair market value of the common stock at the time of the award. The options are exercisable for a period of seven years. As of December 31, 2001 there were 784 stock options outstanding to purchase shares of Nasdaq Japan held by Nasdaq Global, 261 of them exercisable with an approximate value of $6,175 per share. The restricted common stock award was for 1,900 shares at the estimated fair value of $125 per share. Approximately one-third of the shares vested immediately while the remaining two-thirds vest over a two-year period. As of December 31, 2001, the restricted common stock had an approximate value of $6,250 per share. All share and dollar amounts reflect a four-for-one stock split of Nasdaq Japan shares in April 2001.

        The options and restricted common stock awards are marked to market, and the fair value is being expensed over the vesting periods. Nasdaq recorded approximately $2.8 million and $3.8 million in compensation expense related to these awards in 2001 and 2000, respectively.

14. Leases

        Nasdaq leases certain office space and equipment in connection with its operations. The majority of these leases contain escalation clauses based on increases in property taxes and building operating costs. Certain of these leases also contain renewal options. Rent expense for operating leases was $11.0 million, $9.9 million and $4.0 million for the years ended December 31, 2001, 2000 and 1999, respectively. See Note 5 for additional information.

        Future minimum lease payments under noncancelable operating leases with initial or remaining terms of one year or more, (including the sublease obligation at One Liberty Plaza of $106.9 million, see Note 5) consisted of the following at December 31, 2001:

($ in thousands)
Year ending December 31:
2002	$14,913
2003	14,799
2004	15,690
2005	15,058
2006	14,996
Remaining years	127,676

Total minimum lease payments	$203,132

        Future minimum lease payments under noncancelable capital leases with initial or remaining terms of one year or more consisted of the following at December 31, 2001:

($ in thousands)
Year ending December 31:
2002	$6,129
2003	5,142
2004	5,116
2005	2,952

Total minimum lease payments	$19,339
Imputed interest	(2,760)

Present value of net minimum payments	$16,579

15. Accumulated Other Comprehensive Income

        Comprehensive income is composed of net income and other comprehensive income, which includes the after-tax change in unrealized gains and losses on available-for-sale securities, foreign currency translation adjustments, and a minimum pension liability adjustment.

        The following table outlines the components of other comprehensive income:

	Unrealized Gains (Losses)(a)	Translation Adjustments(b)	Minimum Pension Liability(c)	Accumulated Other Comprehensive Income
	($ in thousands)
Balance, January 1, 1999	$2,020	$—	$—	$2,020
Net change	(278)	—	—	(278)

Balance, December 31, 1999	1,742	—	—	1,742
Net change	(1,421)	(2,213)	—	(3,634)

Balance, December 31, 2000	321	(2,213)	—	(1,892)
Net change	918	(4,607)	(1,395)	(5,084)

Balance, December 31, 2001	$1,239	$(6,820)	$(1,395)	$(6,976)

(a)
Primarily represents the after-tax difference between the fair value and cost of the available-for-sale securities portfolio.

(b)
Includes after-tax gains and losses on foreign currency translation from operations for which the functional currency is other than the U.S. dollar.

(c)
Represents the after-tax adjustment to record the minimum pension liability for the SERP.

16. Commitments and Contingencies

        In November 1997, Nasdaq entered into a $600.0 million six-year agreement with WorldCom to replace the existing data network that connects the Nasdaq market facilities to market participants. As part of the agreement, Nasdaq gave an $8.0 million deposit to WorldCom in order to guarantee certain usage levels. Nasdaq guaranteed WorldCom that the market participants would generate a minimum of $300.0 million in usage under the contract. Under the contract, the deposit is refundable if certain higher service usage is achieved. Nasdaq expects to generate the minimum guaranteed level of service usage under the contract. However, Nasdaq is renegotiating the contract with WorldCom, and as part of that negotiation, believes that it is unlikely that the deposit will be returned. As of December 31, 2001, the deposit of $8.0 million has been fully reserved.

        In October 2000, Nasdaq entered into a contract with OptiMark under which OptiMark was engaged to provide software development services in connection with the development of the SuperMontage system. Nasdaq agreed to pay OptiMark for the services over a period not to exceed 12 months. In addition, OptiMark was entitled to receive incentive payments if it met certain delivery milestones agreed to in the contract. Nasdaq paid OptiMark $12.3 million under this contract, which expired in December 2001.

        Nasdaq has agreed to fund a portion of the necessary expenses related to the separation of software, hardware and data under a plan to transition technology applications and support from Nasdaq to Amex. The NASD originally integrated certain Nasdaq and Amex technology subsequent to the 1998 acquisition of Amex by the NASD. The total estimated cost of the separation has been established at a maximum of $29.0 million, and is to be shared evenly between Nasdaq and the NASD. In 2001, Nasdaq accrued $9.2 million under this commitment and expects to fund this commitment up to $14.5 million in the future.

        Nasdaq has a loan commitment to Nasdaq Japan for $5.0 million, of which $2.8 million was loaned in 2001, and the remainder is expected to be loaned in 2002.

        Nasdaq has made $2.0 million of capital contributions to Nasdaq LIFFE Joint venture in 2001. Other contributions are expected in 2002, up to the approved $25.0 million.

        In March 2000, Nasdaq entered into an agreement with Primex Trading N.A., LLC ("Primex") in which the Primex Auction System™ would be operated as a facility of The Nasdaq Stock Market® for the trading of Nasdaq and exchange-listed securities. Under the agreement, Nasdaq is required to pay Primex a monthly licensing fee as well as a transaction fee for each trade executed in the Primex Auction System™ which will commence in 2002.

        Nasdaq may be subject to claims arising out of the conduct of its business. Currently, there are certain legal proceedings pending against Nasdaq. Management believes, based upon the opinion of counsel, that any liabilities or settlements arising from these proceedings will not have a material adverse effect on the financial position or results of operations of Nasdaq. Management is not aware of any unasserted claims or assessments that would have a material adverse effect on the financial position and the results of operations of Nasdaq.

17. Related Party Transactions

        Related party receivables and payables are the result of various transactions between Nasdaq and its affiliates. Payables to related parties are comprised primarily of the regulation charge from NASDR, a wholly-owned subsidiary of the NASD. NASDR charges Nasdaq for costs incurred related to Nasdaq market regulation and enforcement. Support charges from the NASD to Nasdaq represent another significant component of payables to related parties. The support charges include an allocation of a portion of the NASD's administrative expenses as well as its costs incurred to develop and maintain technology on behalf of Nasdaq. The remaining component of payables to related parties is cash disbursements funded by the NASD on behalf of Nasdaq.

        Receivables from related parties are primarily attributable to costs incurred by Amex and funded by Nasdaq related to various Amex technology projects. The remaining portion of the receivable from related parties balance is related to cash disbursements funded by Nasdaq on behalf of its affiliates. Disbursements made by Nasdaq on behalf of affiliates relate mainly to office supply and utility charges where Nasdaq represents the largest portion.

Surveillance Charge from NASDR

        NASDR incurs costs associated with surveillance monitoring, legal and enforcement activities related to the regulation of The Nasdaq Stock Market. These costs are charged to Nasdaq based upon the NASD management's estimated percentage of costs incurred by each NASDR department that are attributable directly to The Nasdaq Stock Market surveillance. The following table represents Nasdaq management's estimate of the composition of costs charged by NASDR to Nasdaq:

	December 31,
	2001	2000	1999
	($ in thousands)
Compensation	$32,912	$32,018	$32,529
Professional and contract services	28,158	27,110	20,000
Occupancy	651	399	1,687
Publications, supplies and postage	2,857	2,924	1,661
Computer operations and data communication	4,755	5,010	3,430
Depreciation	10,868	8,435	3,831
Travel, meetings and training	2,811	2,848	1,841
Other	810	1,106	150

Total	$83,822	$79,850	$65,129

        On June 28, 2000, Nasdaq entered into a Regulatory Services Agreement with NASDR (the "Regulatory Services Agreement"). Under the terms of this agreement, NASDR or its subsidiaries will provide Nasdaq and its subsidaries regulatory services and related administrative functions necessary for NASDR's performance of such services commencing upon effectiveness of Exchange Registration. The services will be of the same type and scope as are currently provided by NASDR to Nasdaq under the Delegation Plan. Prior to the effectiveness of Exchange Registration, NASDR's fees charged to Nasdaq are on a cost basis. Once Exchange Registration is effective, fees will be determined on a "cost-plus" basis for each service.

Support Charge from the NASD

        The NASD provides various administrative services to Nasdaq including legal assistance, accounting and managerial services. It is the NASD's policy to charge these expenses and other operating costs to Nasdaq based upon usage percentages determined by management of the NASD and Nasdaq. Additionally, the NASD incurs certain costs related to the development and maintenance of technology for Nasdaq. Technology development costs are allocated directly to Nasdaq based upon specific projects requested by Nasdaq. Technology maintenance costs are allocated based upon Nasdaq's share of computer usage. The following table represents Nasdaq management's estimate of the composition of costs charged by the NASD to Nasdaq:

	December 31,
	2001	2000	1999
	($ in thousands)
Compensation	$16,436	$25,899	$25,956
Professional and contract services	4,585	9,986	16,671
Occupancy	4,992	9,576	4,637
Publications, supplies and postage	1,337	1,544	2,295
Computer operations and data communications	191	1,500	5,243
Depreciation	2,483	2,894	6,514
Travel, meetings and training	573	1,504	2,020
Other	1,528	701	759

Total	$32,125	$53,604	$64,095

        On June 28, 2000, Nasdaq entered into an interim Separation and Common Services Agreement with the NASD. Under the terms of this agreement, the NASD provides Nasdaq the same administrative, corporate and infrastructure services it has historically provided. The rates and methodology to be used in determining the cost of such services are consistent with past practices. Nasdaq and the NASD are in the process of negotiating a new Separation and Common Services Agreement, which will provide for the NASD's continued support in the same areas. Nasdaq intends to develop its internal capabilities in the future in order to reduce its reliance on the NASD for such services.

Nasdaq Charge to Amex

        Nasdaq incurs technology costs on behalf of Amex related to development of new Amex systems and enhancement of existing Amex systems. Amounts are charged based upon specific projects requested by Amex. Amounts charged from Nasdaq to Amex are included in support costs from related parties and are summarized as follows:

	December 31,
	2001	2000	1999
	($ in thousands)
Compensation	$605	$345	$600
Professional and contract services	13,195	4,389	13,090
Publications, supplies and postage	19	11	19
Other	329	187	326

Total	$14,148	$4,932	$14,035

        Nasdaq has agreed to fund a portion of the necessary expenses related to the separation of software, hardware and data under a plan to transition technology applications and support from Nasdaq to Amex. The NASD originally integrated Nasdaq and Amex technology subsequent to the 1998 acquisition of Amex by the NASD. In the opinion of management, all methods of cost allocation described above are reasonable for the services rendered. See Note 16 for further information.

18. Capital Stock

        At December 31, 2001, 300,000,000 shares of Nasdaq's Common Stock were authorized, 130,161,823 shares were issued, and 111,700,285 shares were outstanding. Each share of Common Stock has one vote, except that any person, other than the NASD or any other person as may be approved for such exemption by the Nasdaq Board of Directors prior to the time such person owns more than 5% of the then-outstanding shares of Common Stock, who would otherwise be entitled to exercise voting rights in respect of more than 5% of the then-outstanding shares of Common Stock will be unable to exercise voting rights for any shares in excess of 5% of the then-outstanding shares of Common Stock. In connection with the Restructuring, the NASD sold approximately 10,806,494 warrants to purchase up to an aggregate of 43,225,976 outstanding shares of Common Stock owned by the NASD. The voting rights associated with the shares of Common Stock underlying the warrants, as well as the shares of Common Stock purchased through the valid exercise of warrants, are governed by the voting trust agreement (the "Voting Trust Agreement") entered into by the NASD, Nasdaq and The Bank of New York, as voting trustee (the "Voting Trustee"). Initially, the holders of the warrants (each, a "Warrant Holder" and, collectively, the "Warrant Holders") will not have any voting rights with respect to the shares of Common Stock underlying such warrants. Until Exchange Registration the shares of Common Stock underlying unexercised and unexpired warrant tranches, as well as the shares of Common Stock purchased through the exercise of warrants, will be voted by the Voting Trustee at the direction of the NASD. The voting rights associated with the shares of Common Stock underlying unexercised and expired warrant tranches will revert to the NASD. However, the NASD has determined, commencing upon Exchange Registration, to vote any shares of Common Stock that it owns (other than shares underlying then outstanding warrants) in the same proportion as the other stockholders of Nasdaq. Upon Exchange Registration, the Warrant Holders will have the right to direct the Voting Trustee as to the voting of the shares of Common Stock underlying unexercised and unexpired warrant tranches until the earlier of the exercise or the expiration of such warrant tranches. The shares of Common Stock purchased upon a valid exercise of a warrant tranche prior to Exchange Registration will be released from the Voting Trust Agreement upon Exchange Registration. The shares of Common Stock purchased upon a valid exercise of a warrant tranche after Exchange Registration will not be subject to the Voting Trust Agreement.

        In connection with the repurchase of ownership interest of a shareholder in Nasdaq Europe Planning, Nasdaq issued a warrant to purchase up to an aggregate of 479,648 shares of Common Stock. The warrant is exercisable in four annual tranches ranging from $13.00 to $16.00 per share. The issuance of the warrants has been recorded at fair value in stockholders' equity.

        On November 12, 2001, Nasdaq sold an aggregate amount of 535,000 shares of Common Stock to five members of the Nasdaq Board of Directors and 500,000 shares of Common Stock to Hellman & Friedman for an aggregate offering price of $10,608,750. The shares were sold in a private transaction at the current fair market value, pursuant to section 4(2) of the Securities Act.

        As of December 31, 2001, there were 30,000,000 shares of preferred stock authorized, and none issued and outstanding. On March 8, 2002, Nasdaq issued 1,338,402 shares of Nasdaq's Series A Cumulative Preferred Stock and one share of Nasdaq's Series B Preferred Stock. See Note 20 for additional information.

        In December 2001, the Board adopted a revised Non-Employee Directors Compensation Policy whereby beginning in 2002 all non-employee directors will be awarded 5,000 stock options per year with an exercise price at fair market value, which may be exercised for up to 10 years while serving on the Board of Directors (in general, three years from termination of service on the Board of Directors).

19. Earnings Per Share

        Earnings per common share is computed in accordance with SFAS No. 128, "Earnings Per Share" ("SFAS 128"). Basic earnings per share excludes the dilutive effects of options and convertible securities, and is calculated by dividing net income available to common stock holders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects all potentially dilutive securities.

        The following table sets forth the computation of basic earnings per share.

	December 31,
	2001	2000	1999
	($ in thousands, except share amounts)
Numerator
Net income applicable to common shares for basic and diluted earnings per share	$40,463	$23,306	$86,149

Denominator
Weighted-average common shares for basic earnings per share	116,458,902	112,090,493	100,000,000
Weighted-average effect of dilutive securities:
Employee stock options and awards	280,789	—	—
Convertible Subordinated Notes	—	—	—

Weighted-average common and common equivalent shares for diluted earnings per share	116,739,691	112,090,493	100,000,000

Basic and diluted earnings per share:
Before cumulative effect of change in accounting principle	$0.35	$1.11	$0.86
Cumulative effect of change in accounting principle	—	(0.90)	—

Net income	$0.35	$0.21	$0.86

        Options to purchase 8,569,258 shares of Common Stock, 12,000,000 shares underlying Subordinated Notes and 479,648 shares underlying warrants were outstanding during 2001, but were not included in the computation of earnings per share as their inclusion would be antidilutive. During 2000 and 1999, there were no potentialy dilutive common shares outstanding.

20. Subsequent Events

        On March 8, 2002, Nasdaq completed a two-stage repurchase of 33,768,895 shares of Common Stock owned by the NASD, which represented all of the remaining outstanding shares of Common Stock owned by the NASD, except for the 43,225,976 shares of Common Stock underlying the warrants issued by the NASD in Phase I and II. Nasdaq purchased the Common Stock for $305,155,435 in aggregate cash consideration, 1,338,402 shares of Nasdaq's Series A Cumulative Preferred Stock (face and liquidation value of $100 per share, plus any accumulated unpaid dividends), and one share of Nasdaq's Series B Preferred Stock, (face and liquidation value of $1.00 per share). The NASD owns all of the outstanding shares of Series A and Series B Preferred Stock. All of the shares of Common Stock repurchased by Nasdaq from the NASD are no longer outstanding.

        The Series A Preferred Stock carries a 7.6% dividend rate payable at the discretion of Nasdaq's Board of Directors. Dividends do not begin accruing until March 2003. Shares of Series A Preferred Stock do not have voting rights, except for the right as a class to elect two new directors to the Board of Directors anytime distributions on the Series A Preferred Stock are in arrears for four consecutive quarter and as otherwise required by Delaware law. The Series B Preferred Stock does not pay dividends. Series B Preferred Stock will be entitled to cast the number of votes that, together with all other votes that the NASD is entitled to vote by virtue of ownership, proxies or voting trusts, enables the NASD to cast one vote more than one-half of all votes entitled to be cast by stockholders. If Nasdaq obtains Exchange Registration, the share of Series B Preferred Stock will lose its voting rights and will be redeemed by Nasdaq. Nasdaq may redeem the shares of Series A Preferred Stock at any time after Exchange Registration and is required to use the net proceeds from an IPO, and upon the occurrence of certain other events, to redeem all or a portion of the Series A Preferred Stock.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of The Nasdaq Stock Market, Inc.(+)
3.2	By-Laws of The Nasdaq Stock Market, Inc.(#)
3.3	Certificate of Designations of The Nasdaq Stock Market, Inc.'s Series A Cumulative Preferred Stock.
3.4	Certificate of Designations of The Nasdaq Stock Market, Inc.'s Series B Preferred Stock.
4.1	Form of Common Stock certificate.(+)
9.1	Voting Trust Agreement dated June 28, 2000, among The Nasdaq Stock Market, Inc., the National Association of Securities Dealers, Inc. and The Bank of New York.(+)
9.2	First Amendment to the Voting Trust Agreement, dated as of January 18, 2001, among The Nasdaq Stock Market, Inc., the National Association of Securities Dealers, Inc. and The Bank of New York.(+)
10.1	Network Service Agreement, dated November 19, 1997, between MCI Telecommunications Corporation and The Nasdaq Stock Market, Inc.*(+)
10.2	Consolidated Agreement, between Unisys Corporation and The Nasdaq Stock Market, Inc.*(+)
10.3	Network User License Agreement, dated November 30, 1993, between Oracle Corporation and The Nasdaq Stock Market, Inc.*(+)
10.4	Software License and Services Agreement, dated November 31, 1993, between Oracle Corporation and The Nasdaq Stock Market, Inc.*(+)
10.5	Regulatory Services Agreement, dated June 28, 2000, between NASD Regulation, Inc. and The Nasdaq Stock Market, Inc.*(+)
10.6	Separation and Common Services Agreement, dated as of June 28, 2000, between the National Association of Securities Dealers, Inc. and The Nasdaq Stock Market, Inc.(+)
10.7	The Nasdaq Stock Market, Inc. 2000 Employee Stock Purchase Plan.(+)
10.8	The Nasdaq Stock Market, Inc. Equity Incentive Plan.(+)
10.9
Securities Purchase Agreement, dated as of March 23, 2001, among The Nasdaq Stock Market, Inc., Hellman & Friedman Capital Partners IV, L.P. and the other purchasers listed in the signature pages thereto.(+)
10.9.1
Securityholders Agreement, dated as of May 3, 2001, among The Nasdaq Stock Market, Inc., Hellman & Friedman Capital Partners IV, L.P., and the other securityholders listed on the signature pages thereto.(^)
10.10	Purchase and Sale Agreement, dated March 23, 2001, by and between the National Association of Securities Dealers, Inc. and The Nasdaq Stock Market, Inc.(+)
10.11	Employment Agreement between the National Association of Securities Dealers, Inc. and Frank G. Zarb effective on February 24, 1997.(+)

10.12	Instrument of Amendment, dated March 18, 1998, to Employment Agreement between National Association of Securities Dealers, Inc. and Frank G. Zarb, effective on February 24, 1997.(+)
10.13
Instrument of Amendment, dated as of August 20, 1999, to Employment Agreement between National Association of Securities Dealers, Inc. and Frank G. Zarb, effective on February 24, 1997, as amended effective March 18, 1998.(+)
10.14
Instrument of Amendment, dated March 30, 2000, to Employment Agreement between National Association of Securities Dealers, Inc. and Frank G. Zarb, effective on February 24, 1997, as amended effective March 18, 1998, and subsequently amended on August 20, 1999.(+)
10.15
Instrument of Amendment, effective as of July 27, 2000, to Employment Agreement between National Association of Securities Dealers, Inc. and Frank G. Zarb, effective on February 24, 1997, as amended effective March 18, 1998, and subsequently amended in August, 1999, and subsequently amended as of March 30, 2000.(+)
10.16
Instrument of Amendment, effective as of November 1, 2000, to Employment Agreement between National Association of Securities Dealers, Inc. and Frank G. Zarb, effective on February 24, 1997, as amended effective March 18, 1998, and subsequently amended as of August, 1999, and subsequently amended on March 30, 2000, and as of July 27, 2000.(+)
10.17
Instrument of Amendment, effective as of April 25, 2001, to Employment Agreement between National Association of Securities Dealers, Inc., The Nasdaq Stock Market, Inc., and Frank G. Zarb, effective on February 24, 1997, as subsequently amended effective March 18, 1998, August 20, 1999, March 30, 2000, July 27, 2000 and November 1, 2000.(+)
10.18	Letter Agreement, dated July 22, 2001, among Frank G. Zarb, the National Association of Securities Dealers, Inc. and The Nasdaq Stock Market, Inc.(—)
10.19	Employment Agreement by and between The Nasdaq Stock Market, Inc. and John L. Hilley, effective as of December 29, 2000.(+)
10.19.1	Amendment One to the Employment Agreement by and between The Nasdaq Stock Market, Inc. and John L. Hilley, effective as of February 1, 2002.
10.20	Employment Agreement by and between The Nasdaq Stock Market, Inc. and Richard G. Ketchum, effective as of December 29, 2000.(+)
10.20.1	Amendment One to the Employment Agreement by and between The Nasdaq Stock Market, Inc. and Richard G. Ketchum, effective as of February 1, 2002.
10.21	Employment Agreement by and between The Nasdaq Stock Market, Inc. and Hardwick Simmons, dated December 7, 2000, effective as of February 1, 2001.(+)
10.21.1	Amendment Number One to the Employment Agreement by and between the The Nasdaq Stock Market, Inc., and Hardwick Simmons, effective as of February 1, 2001.(+)
10.21.2	Amendment Number Two to the Employment Agreement by and between The Nasdaq Stock Market, Inc., and Hardwick Simmons, effective as of February 1, 2002.
10.22	Employment Letter, dated May 31, 1996, from the National Association of Securities Dealers, Inc. to Alfred R. Berkeley, III.(#)

10.23	Employment Letter from The Nasdaq Stock Market, Inc. to David Weild IV, dated March 8, 2001 as amended and restated March 21, 2002.
10.24	Purchase and Sale Agreement, dated as of February 20, 2002, by and between The Nasdaq Stock Market, Inc., and the National Association of Securities Dealers, Inc.
10.24.1	Investor Rights Agreement, dated as of February 20, 2002, between The Nasdaq Stock Market, Inc., and the National Association of Securities Dealers, Inc. (~)
10.25	Separation Agreement, dated as of December 12, 2001, by and between The Nasdaq Stock Market, Inc. and J. Patrick Campbell.
10.25.1	Employment Agreement by and between The Nasdaq Stock Market, Inc. and J. Patrick Campbell, effective as of December 29, 2000.(+)
10.26	Loan Agreement, dated December 28, 2001, by and between The Nasdaq Stock Market, Inc. and David P. Warren.
10.27	Loan Agreement, dated December 30, 2001, by and between The Nasdaq Stock Market, Inc. and Steven Dean Furbush.
11	Statement regarding computation of per share earnings (incorporated herein by reference to "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K" of this Form 10-K).
21.1	List of all subsidiaries.
23.1	Ernst & Young LLP consent.
24.1	Powers of Attorney.

*
Confidential treatment has been requested from the U.S. Securities and Exchange Commission for certain portions of this exhibit.

(+)
Previously filed with The Nasdaq Stock Market, Inc.'s Registration Statement on Form 10 (file number 000-32651) filed on April 30, 2001.

(^)
Previously filed with The Nasdaq Stock Market, Inc.'s Amendment No. 1 to Registration Statement on Form 10 (file number 000-32651) filed on May 14, 2001.

(—)
Previously filed with The Nasdaq Stock Market, Inc.'s Amendment No. 4 to Registration Statement on Form 10 (file number 000-32651) filed on August 31, 2001.

(#)
Previously filed with The Nasdaq Stock Market, Inc.'s Amendment No. 5 to Registration Statement on Form 10 (file number 000-32651) filed on November 16, 2001.

(~)
Previously filed with The Nasdaq Stock Market, Inc.'s Current Report on Form 8-K filed on February 22, 2002.