Form 10-K/A
period 2001-12-31
NASDAQ STOCK MARKET INC
filed 2002-04-30
CIK 1120193

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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
 212-858-4750

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

Explanatory Note

        This Form 10-K/A is being filed for the purpose of including the information required by Items 10, 11, 12, and 13 of Part III of Form 10-K. Defined terms used but not defined in this Form 10-K/A shall have the meanings given them in the Form 10-K.

Item 10. Directors and Executive Officers of the Registrant.

        Under the By-Laws of Nasdaq, all directors are classified as either Industry Directors, Non-Industry Directors, or Staff Directors (each as described below). In addition, Non-Industry Directors may also be classified as Public Directors or Issuer Representatives (each as described below). The number of Non-Industry Directors, including at least one Public Director and at least two representatives of Nasdaq-listed companies (an "Issuer Representative"), is required to equal or exceed the number of Industry Directors, unless the Board of Directors consists of nine or fewer directors. In such case only one director is required to be an Issuer Representative.

        The following is a general description of Nasdaq's director classifications:

  •
  Industry Director means a director (excluding any two officers of Nasdaq, selected at the sole discretion of the Board of Directors, amongst those officers who may be serving as directors (the "Staff Directors")) who (i) has served in the prior three years as an officer, director, or employee of a broker or dealer, excluding an outside director or a director not engaged in the day-to-day management of a broker or dealer; (ii) is an officer, director (excluding an outside director), or employee of an entity that owns more than 10% of the equity of a broker or dealer, and the broker or dealer accounts for more than 5% of the gross revenues received by the consolidated entity; (iii) owns more than 5% of the equity securities of any broker or dealer, whose investments in brokers or dealers exceed 10% of his or her net worth, or whose ownership interest otherwise permits him or her to be engaged in the day-to-day management of the broker or dealer; (iv) provides professional services to brokers or dealers, and such services constitute 20% or more of the professional revenues received by the director or member or 20% or more of the gross revenues received by the director's or member's firm or partnership; (v) provides professional services to a director, officer, or employee of a broker, dealer, or corporation that owns 50% or more of the voting stock of a broker or dealer, and such services relate to the director's, officer's or employee's professional capacity and constitute 20% or more of the professional revenues received by the director or 20% or more of the gross revenues received by the director's or member's firm or partnership; or (vi) has a consulting or employment relationship with or provides professional services to the NASD, NASD Regulation, Inc. ("NASDR"), Nasdaq, or the American Stock Exchange LLC ("Amex") or has had any such relationship or provided such services at any time within the prior three years.

  •
  Non-Industry Director means a director (excluding the Staff Directors) who is (i) a Public Director; (ii) an officer or employee of an issuer of Nasdaq-listed securities or securities traded in the over-the-counter market; or (iii) any other individual who would not be an Industry Director.

  •
  Public Director means a director who has no material business relationship with a broker or dealer or the NASD, NASDR, or Nasdaq.

        The directors and executive officers of Nasdaq are as follows:

Name	Age	Position
Hardwick Simmons	61	Chairman of the Nasdaq Board, Class 1; CEO
Dr. Josef Ackermann	54	Director Class 2
H. Furlong Baldwin	70	Director Class 2
Frank E. Baxter	65	Director Class 1
Michael Casey	56	Director Class 3
Michael W. Clark	42	Director Class 1

William S. Cohen	61	Director Class 1
F. Warren Hellman	67	Director Class 2
Richard G. Ketchum	51	Director Class 2; President
John D. Markese	56	Director Class 3
E. Stanley O'Neal	50	Director Class 3
Vikram S. Pandit	46	Director Class 3
Kenneth D. Pasternak	48	Director Class 1
David S. Pottruck	53	Director Class 3
Arthur Rock	75	Director Class 3
Richard C. Romano	69	Director Class 2
Arvind Sodhani	48	Director Class 1
Sir Martin Sorrell	57	Director Class 2
Alfred R. Berkeley, III	57	Vice Chairman
David Weild IV	45	Vice Chairman and Executive Vice President — Corporate Client Group
Adena T. Friedman	32	Executive Vice President — Data Products
Steven Dean Furbush	43	Executive Vice President — Transaction Services
William R. Harts	45	Executive Vice President — Corporate Strategy
John L. Hilley	54	Executive Vice President and Chairman and Chief Executive Officer of Nasdaq International
Edward S. Knight	51	Executive Vice President and General Counsel
Steven J. Randich	39	Executive Vice President Operations & Technology and Chief Information Officer
Denise Benou Stires	39	Executive Vice President — Worldwide Marketing and Investor Services
John T. Wall	60	President, Nasdaq International
David P. Warren	48	Executive Vice President — Chief Financial Officer

        Hardwick Simmons, a Staff Director, became Chairman of the Nasdaq Board in September 2001 and has been CEO of Nasdaq since February 2001. Mr. Simmons has been a member of the NASD Board since 2001. Prior to joining Nasdaq, Mr. Simmons served from May 1991 to December 2000 as President and CEO of Prudential Securities Incorporated, the investment and brokerage firm, and Prudential Securities Group Inc., the firm's holding company. Prior to joining Prudential Securities in 1991, Mr. Simmons was President of the Private Client Group at Shearson Lehman Brothers, Inc.

        Dr. Josef Ackermann, an Industry Director, was elected to the Nasdaq Board in April 2001 and began serving in May 2001. Dr. Ackermann is Chairman of Corporate and Investment Banking of Deutsche Bank AG, a global bank and financial services firm, and will become Speaker of the Board of Managing Directors at Deutsche Bank AG in 2002. Dr. Ackermann has served on the Board of Managing Directors of Deutsche Bank AG since 1996. Prior to this position, Dr. Ackermann was President of the Executive Board of Credit Suisse from 1993. Dr. Ackermann serves on the board of directors of Stora Enso Oyj, Eurex AG, and Linde AG.

        H. Furlong Baldwin, a Non-Industry Director, was elected to the Nasdaq Board in July 2000. Mr. Baldwin has been a member of the NASD Board since 1999. Mr. Baldwin is Chairman of the Mercantile Bankshares Corporation, a multibank holding company. Mr. Baldwin joined Mercantile-Safe Deposit & Trust Company in 1956 and was elected President in 1970 of Mercantile-Safe Deposit & Trust Company and Mercantile Bankshares Corporation and Chairman and CEO in 1976. Mr. Baldwin serves on the board of directors of Mercantile Safe Deposit & Trust Company, Mercantile Bankshares Corporation, CSX Industries, Wills Group, The St. Paul Companies, and W.R. Grace & Co.

        Frank E. Baxter, an Industry Director, was elected to the Nasdaq Board in 1998. Mr. Baxter is Chairman Emeritus of the Jefferies Group, Inc., a holding company whose affiliated companies offer a variety of services for institutional investors. Mr. Baxter joined Jefferies & Co. in 1974 and during his time has served as President, COO, and CEO. Mr. Baxter is a director of Investment Technology Group, Inc., Burdett Buckeridge Young, Australia, and Farmal, Inc.

        Michael Casey, a Non-Industry Director, was elected to the Nasdaq Board in January 2001. Mr. Casey has been Executive Vice President, CFO, and Chief Administrative Officer of Starbucks Corporation, a leading roaster and retailer of specialty coffee, since September 1997. Prior to his current position, Mr. Casey was Senior Vice President and CFO of Starbucks from August 1995 to September 1997.

        Michael W. Clark, an Industry Director, was elected to the Nasdaq Board in May 2001. Mr. Clark is Head of Global Equity Trading at Credit Suisse First Boston, Inc. ("CSFB"), a global investment bank serving institutional, corporate, government, and individual clients, and a member of its Global Equity Management Committee. Mr. Clark also serves on the firm's Operating Committee and is a member of the Managing Director Evaluation Committee and Co-Head of the Global Recruiting Committee. Mr. Clark joined CSFB as a Vice President in 1991. Prior to assuming his present role in 1995, Mr. Clark was in charge of CSFB's global convertible trading and risk management.

        William S. Cohen, a Public Director, was elected to the Nasdaq Board in April 2001 and began serving in May 2001. Secretary Cohen is the Chairman and CEO of The Cohen Group, a strategic business consulting firm. Mr. Cohen was previously the Secretary of Defense during the Clinton Administration from 1997 to 2001. Secretary Cohen represented Maine in the U.S. Senate for three terms and in the U.S. House of Representatives for three terms before retiring in 1996. Mr. Cohen serves on the board of directors of Cendant Corporation, IDT Corporation, Velocity Express Corporation, and Head, NV.

        F. Warren Hellman, a Non-Industry Director, was elected to the Nasdaq Board in March 2001 effective upon the consummation of the sale by Nasdaq of the Subordinated Notes to Hellman & Friedman that closed on May 3, 2001. Mr. Hellman is a cofounder and is currently the Chairman of Hellman & Friedman LLC, a private equity investment firm. Prior to his current positions, Mr. Hellman was a general partner of Hellman, Ferri Investment Associates, Matrix Management Company I and II, and President of Lehman Brothers. Mr. Hellman serves on the board of directors of WPP Group plc, Levi Strauss & Co., and D.N.&E. Walter & Co.

        Richard G. Ketchum, a Staff Director, was elected to the Nasdaq Board in September 2001, has been President of Nasdaq since July 2000, and Deputy Chairman since December 2000. Mr. Ketchum is responsible for all aspects of Nasdaq's operations, including the development and formulation of market, regulatory, and legal policies, as well as international initiatives. Prior to this current position, Mr. Ketchum served as President of the NASD since 1998, COO of the NASD since 1993, and Executive Vice President of the NASD since 1991.

        John D. Markese, a Public Director, has been a member of the Nasdaq Board since 1996 and a member of the NASD Board since 1996. Mr. Markese is President and CEO of the American

Association of Individual Investors, a not-for-profit organization specializing in providing investment education to individuals, since 1992, and an Executive Vice President from 1986 to 1992.

        E. Stanley O'Neal, an Industry Director, was elected to the Nasdaq Board in January 2001. Mr. O'Neal has been the President and COO of Merrill Lynch & Co., Inc., a global financial services firm, since July 2001. Prior to his current position, Mr. O'Neal held the following positions at Merrill Lynch & Co., Inc.: Executive Vice President and President of U.S. Private Client Group from February 2000 to July 2001; Executive Vice President and CFO from March 1998 to February 2000; Executive Vice President and Co-Head of Corporate and Institutional Client Group from April 1997 to March 1998; Managing Director and Head of Global Capital Markets Group from April 1995 to April 1997. Mr. O'Neal serves on the board of directors of Merrill Lynch & Co., Inc. and General Motors Corporation.

        Vikram S. Pandit, an Industry Director, was elected to the Nasdaq Board in January 2001. Since September 2000 Mr. Pandit has been Co-President and COO of the Institutional Securities Group of Morgan Stanley & Co., Incorporated ("Morgan Stanley"), a global financial services firm. Prior to his current position, Mr. Pandit was Head of Morgan Stanley's Worldwide Institutional Equity Division from May 1997 until September 2000; Head of Morgan Stanley Group Inc.'s Equity Division from January 1997 until May 1997; and Head of Morgan Stanley Group Inc.'s Equity Derivatives business from May 1994 until December 1996. Mr. Pandit has been a Managing Director of Morgan Stanley & Co. Incorporated since January 1990.

        Kenneth D. Pasternak, an Industry Director, was elected to the Nasdaq Board in May 2001. Mr. Pasternak is a director of Knight Trading Group, Inc. ("Knight"), a market maker in U.S. equity securities. Mr. Pasternak was Chairman of the Board of Knight from October 2000 to January 2002 and has been a member of its board of directors since July 1998. From 1995 to 2002, Mr. Pasternak was the CEO and a trading room supervisor for Knight Securities, L.P., Knight's wholly-owned Nasdaq/over-the-counter securities market maker, and its President from 1995 to 1999. Prior to Knight, Mr. Pasternak served as Senior Vice President, Limited Partner, and Trading Room Manager for Spear Leeds & Kellogg/Troster Singer from 1979 until 1994. Mr. Pasternak serves on the Advisory Committee of BRASS Utility, LLC (BRUT).

        David S. Pottruck, an Industry Director, was elected to the Nasdaq Board in July 2000. Mr. Pottruck is President and Co-CEO and a member of the board of directors of The Charles Schwab Corporation, a holding company whose subsidiaries engage in securities brokerage and financial services. Mr. Pottruck joined The Charles Schwab Corporation in 1984 and became President in 1992. Mr. Pottruck serves on the board of directors of Intel Corporation, U.S. Trust Company, N.A., and DoveBid, Inc.

        Arthur Rock, a Non-Industry Director, was elected to the Nasdaq Board in July 2000. Mr. Rock is Principal of Arthur Rock & Co., a venture capital firm in San Francisco, California he founded in 1969. Mr. Rock is a Director Emeritus of Intel Corporation and serves on the board of directors of Echelon Corporation.

        Richard C. Romano, an Industry Director, was elected to the Nasdaq Board in July 2000. Mr. Romano has been the President of Romano Brothers & Company, a securities broker dealer, since 1964. Mr. Romano has been a member of the NASD Board since 1998. Mr. Romano also served on the NASD Board from 1985 to 1988.

        Arvind Sodhani, a Non-Industry Director, was elected to the Nasdaq Board in January 1997. From July 2000 to December 2000, Mr. Sodhani served as a non-voting member of the Nasdaq Board. Mr. Sodhani has been a member of the NASD Board since 1998. Mr. Sodhani is Vice President and Treasurer of Intel Corporation, a semiconductor manufacturer of chips and computer networking products. Mr. Sodhani joined Intel in 1981 and became a Vice President in 1990.

        Sir Martin Sorrell, a Non-Industry Director, was elected to the Nasdaq Board in January 2001. Sir Martin is a founder and, since 1986, has been Group Chief Officer of WPP Group plc, a global communication services organization. Prior to this position, Sir Martin was the Group Finance Director of Saatchi & Saatchi, PLC.

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

        Denise Benou Stires became Executive Vice President of Worldwide Marketing and Investor Services in March 2001. Ms. Benou Stires was Chief Marketing Officer of BuyandHold Inc., an on-line financial services company providing dollar-based brokerage services to individuals and corporations, from 2000 to 2001. Prior to that, Ms. Benou Stires was Senior Vice President, Marketing Director of DLJdirect, the on-line discount brokerage service of CSFB from 1997 to 2000. Ms. Benou Stires served as Vice President, Marketing of SWATCH, a division of SMH Incorporated, a manufacturer of watches based in Switzerland, from 1995 to 1996.

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

        David P. Warren became Executive Vice President and Chief Administrative Officer of Nasdaq in January 2001 and CFO in September 2001. Mr. Warren oversees finance, human resources, and all administrative services including real estate, property management and purchasing. Prior to his current position, Mr. Warren was CFO of the Long Island Power Authority from January 1998 to December 2000, Deputy Treasurer of the State of Connecticut from March 1995 to January 1998, and a Vice President at CSFB from 1987 to 1995.

Compliance with Section 16(a) of the Exchange Act

        Section 16(a) of the Exchange Act and regulations of the SEC thereunder require Nasdaq's executive officers and directors, and persons who own more than 10% of a registered class of Nasdaq's equity securities collectively, to file reports of initial ownership and changes in ownership with the SEC. These individuals became subject to Section 16(a) on June 29, 2001 as a result of the effectiveness of Nasdaq's registration statement on Form 10. Based solely on its review of copies of such forms received by Nasdaq, or on written representations from certain reporting persons that no other reports were required for such persons, Nasdaq believes that during 2001, substantially all of the Section 16(a) filing requirements applicable to its executive officers, directors and 10% stockholders were complied with. Nasdaq is aware of exceptions related to Form 3 filings that were filed after the applicable time period. One such Form 3 was filed by the NASD, and the other Form 3 was filed by Bruce Turner (Nasdaq's Executive Vice President—Transaction Services from July 2001 until April 2002). Nasdaq is also aware of one additional exception related to the Form 5 filed by Denise B. Stires (Nasdaq's Executive Vice President—Marketing and Investor Services) that was filed one day after the applicable time period.

Item 11. Executive Compensation.

SUMMARY COMPENSATION TABLE

        The following table sets forth compensation awarded to or earned by the individuals who were, as of December 31, 2001, the CEO and the four most highly compensated employees other than the CEO, together with one additional individual who ceased to be an executive officer during 2001, but whose compensation would otherwise place him in the next four most highly compensated employees, for all services rendered to Nasdaq and its subsidiaries for the fiscal years ended December 31, 2001 and December 31, 2000.

		Annual Compensation				Long-Term Compensation Awards				Payouts
Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus (1) ($) (d)	Other Annual Compensation Awards ($) (e)		Restricted Stock Award(s) ($) (f)		Securities Underlying Options/SARs (#) (g) (2)		LTIP Payouts ($) (h)	All Other Compensation (3) ($) (i)
Hardwick Simmons, Chairman and CEO	2001 2000	750,000 —	1,678,000 —	— —		— —		1,000,000 —		— —	8,500 —
Alfred R. Berkeley, III, Vice Chairman	2001 2000	546,013 522,500	450,000 650,000	— —		206,700 —	(4)	69,700 —		— —	11,705 13,405
Richard G. Ketchum, President and Deputy Chairman (5)	2001 2000	546,013 522,500	1,150,000 1,750,000	— —		520,000 —	(6)	360,000 76	(7)	— —	11,705 13,405
John L. Hilley, Executive Vice President, and Chairman and CEO, Nasdaq International	2001 2000	470,250 450,000	729,750 950,000	— 408,720	(9)	390,000 237,500	(8) (10)	69,700 —		— —	11,385 13,085
David Weild, Vice Chairman and Executive Vice President, Corporate Client Group	2001 2000	307,692 —	700,000 —	— —		162,975 —	(11)	264,000 —		— —	3,400
Frank Zarb (12)	2001 2000	2,000,000 1,333,333	6,000,000 6,000,000	383,576 441,055	(13) (15)	780,000 —	(14)	1,014,000 140	(16)	— —	16,192 17,892

(1)
For 2001, includes $335,600, $90,000, $130,000, $145,950, and $140,000 with respect to Messrs. Simmons, Berkeley, Ketchum, Hilley, and Weild, respectively, which pursuant to the Executive Retention Component of Nasdaq's Corporate Incentive Program ("CIP") will be paid only if the individual remains employed by Nasdaq 24 months following when incentive compensation was paid on account of 2001 (February 2002), or in the event of their earlier retirement, disability, death or involuntary termination without cause (in the latter case, in general, a pro rata portion will be paid). In 2001, Mr. Ketchum was also awarded a special deferred award of $500,000 payable in February 2004. For 2000, includes $800,000, $130,000, $950,000, and $390,000 with respect to Messrs. Zarb, Berkeley, Ketchum, and Hilley, respectively, which amounts will be paid only if the individual remains employed by Nasdaq on December 31, 2002 or in the event of their prior retirement (as was the case with respect to Mr. Zarb effective February 23, 2002) permanent disability, death or involuntary termination without cause.

(2)
Unless otherwise noted, represents number of shares underlying stock options issued under the Equity Plan in 2001.

(3)
In 2001, represents Nasdaq's contributions to 401(k) plan and payment in respect of forgiveness of loan in the amount of $3,205 each for Mr. Berkeley and Mr. Ketchum, $2,885 for Mr. Hilley, and $7,692 for Mr. Zarb. In 2000, represents Nasdaq contributions to 401(k) plan and payment in respect of a forgiveness of loan in the amount of $7,692 for Mr. Zarb; $3,205 for each of Messrs. Berkeley and Ketchum; $2,885 for Mr. Hilley.

(4)
Represents 15,900 shares of restricted stock issued to Mr. Berkeley under the Nasdaq Stock Market, Inc. Equity Incentive Plan (the "Equity Plan"). The restricted stock vests 20% per year on each February 14th beginning February 14, 2002.

(5)
In 2000, the NASD paid approximately 25% of Mr. Ketchum's salary and bonus for services rendered.

(6)
Represents 40,000 shares of restricted stock granted to Mr. Ketchum on February 14, 2001 under the Equity Plan, which vests 20% per year on each February 14th beginning February 14, 2002.

(7)
Represents a seven-year option to purchase Nasdaq Japan common stock (after giving effect to the four-for-one stock split that was effective as of April 2001) that was granted by Nasdaq Global (50%) and SOFTBANK (50%).

(8)
Represents 30,000 shares of restricted stock granted to Mr. Hilley on February 14, 2001 under the Equity Plan, which vests 20% per year on each February 14th beginning February 14, 2002.

(9)
Includes Nasdaq paid taxes.

(10)
Represents the grant of an award, effective as of May 12, 2000, of 1,900 shares of restricted common stock of Nasdaq Japan (after giving effect to the four-for-one stock split that was effective as of April 2001), vesting one-third on each of June 1, 2000, June 1, 2001 and June 1, 2002, based on a value of $125.00 per share on the grant date (after giving effect to the four-for-one stock split that was effective as of April 2001). As of December 31, 2001, the aggregate value (after giving effect to the four-for-one stock split that was effective as of April 2001) of the then-unvested shares was approximately $4.0 million and the aggregate value of the then-vested shares was approximately $7.9 million, in each case based upon the valuation of shares of Nasdaq Japan sold in a private placement transaction that occurred in December 2001. Dividends (if any) on restricted shares of Nasdaq Japan are paid to the award holder.

(11)
Represents 15,900 shares of restricted stock granted to Mr. Weild on October 4, 2001 under the Equity Plan, which vests 20% per year on each February 14th beginning February 14, 2002.

(12)
In 2001, the NASD paid approximately 50% of Mr. Zarb's salary and bonus. Mr. Zarb served as Chairman of the Nasdaq Board during the fiscal year ended December 31, 2000 and until September 26, 2001, and he served as the CEO of Nasdaq during the fiscal year ended December 31, 2000 and until February 1, 2001. In addition, in 2000, the NASD paid approximately 50% of Mr. Zarb's salary and bonus for services rendered. Mr. Zarb served as CEO of the NASD through November 1, 2000 and as Chairman through September 20, 2001.

(13)
Includes Nasdaq paid taxes.

(14)
Represents 60,000 shares of restricted stock granted to Mr. Zarb on February 14, 2001 under the Equity Plan, which vested on September 26, 2001 upon Mr. Zarb's relinquishment of his position and duties as Chairman and CEO.

(15)
Includes $221,735 in respect of the purchase of Mr. Zarb's residence.

(16)
Represents a seven-year option to purchase Nasdaq Japan common stock (after giving effect to the four-for-one stock split that was effective as of April 2001) that was granted by Nasdaq Global (50%) and SOFTBANK (50%).

OPTION/SAR GRANTS IN LAST FISCAL YEAR

        The following table provides information on stock option grants made in 2001 to the named executive officers with respect to shares of Common Stock. No options to acquire shares of Nasdaq Japan were granted in 2001.

Individual Grants						Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation For Option Term
Name (a)	Number of Securities Underlying Option/SARs Granted (#) (b) (1)		Percent of Total Options/ SARs Granted to Employees in Fiscal Year (c)	Exercise or Base Price ($/Sh) (d)	Expiration Date (e)	5%($) (f)		10%($) (g)
Hardwick Simmons	1,000,000	(2)	9.3%	$13.00	February 1, 2011	$8,175,630		$20,718,652
Alfred R. Berkeley, III	69,700		0.7%	$13.00	February 14, 2011	$569,841		$1,444,090
Richard G. Ketchum	360,000		3.4%	$13.00	February 14, 2011	$2,943,227		$7,458,715
John L. Hilley	69,700		0.7%	$13.00	February 14, 2011	$569,841		$1,444,090
David Weild IV	264,000		2.5%	$10.25	October 4, 2011	$1,701,789		$4,312,667
Frank Zarb	1,014,000	(3)	9.4%	$13.00	September 26, 2006	$4,125,863	(4)	$9,258,034	(4)

(1)
Unless otherwise noted, options become exercisable as to 33% of the shares underlying the option on December 31, 2001, as to 50% on August 14, 2002, as to 66% of February 14, 2003, as to 83% on August 14, 2003, and as to 100% on February 14, 2004, and were granted under the Equity Plan.

(2)
Options become exercisable with respect to 333,333 shares on each of February 1, 2002 and 2003, and as to 333,334 shares on February 1, 2004.

(3)
Options became 100% exercisable on September 26, 2001 upon Mr. Zarb's relinquishment of his position and duties as Chairman and CEO of Nasdaq. On December 25, 2001, 7,692 options expired by their terms, and the remainder remain exercisable through September 26, 2006.

(4)
Value based on 1,006,308 shares (excludes 7,692 shares that expired on December 25, 2001).

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION/SAR VALUES

        The following table provides information on the number of options to purchase Common Stock of Nasdaq and Nasdaq Japan exercised or held by the named executive officers at fiscal year end 2001.

Name (a)	Shares Acquired on Exercise (#) (b)	Value Realized ($) (c)	Number of Securities Underlying Unexercised Options/SARs at Fiscal Year-End (#) Exercisable/ Unexercisable (d)	Value of Unexercised in-the-Money Options/SARs at Fiscal Year-End(1) ($) Exercisable/ Unexercisable (e)
Hardwick Simmons	0	0	0/1,000,000(1)	0
Alfred R. Berkeley, III	0	0	23,001/46,699(1)	0
Richard G. Ketchum	0	0	118,800/241,200(1) 25/51(2)	0 153,125/312,375
John L. Hilley	0	0	23,001/46,699(1)	0
David Weild IV	0	0	87,120/176,880(1)	239,580/486,420
Frank G. Zarb	0	0	1,006,308/0(1),(3) 47/93(2)	0 287,875/569,625

(1)
The fair market value per share of Common Stock on December 31, 2001 was $13.00.

(2)
The fair market value per share of Nasdaq Japan common stock on December 31, 2001 was $6,250 (after giving effect to the four-for-one stock split that was effective as of April 2001) based upon the valuation of shares of Nasdaq Japan sold in a private placement transaction that occurred in December 2001.

(3)
All of Mr. Zarb's options are fully vested and exercisable. On December 25, 2001, 7,692 of Mr. Zarb's options expired by their terms.

EMPLOYMENT AGREEMENTS

Mr. Hardwick Simmons

        Nasdaq is party to an employment agreement with Mr. Hardwick Simmons (the "Simmons Agreement"). The Simmons Agreement has a term of three years commencing on February 1, 2001 (the "Term"). The Simmons Agreement provides (i) annual base salary of $750,000, (ii) incentive compensation for 2001 of $1,750,000 prorated for partial years served and (iii) incentive compensation for the second and third years of the Term equal to no less than 100% of base salary. The Simmons Agreement was amended effective as of February 1, 2002 to conform to the Executive Retention Component of Nasdaq's CIP, which provides that Nasdaq will retain 20% (the "Retained Amount") of the incentive compensation of executives whose base salaries equal or exceed $300,000 for 24 months following the date incentive compensation is paid with respect to each calendar year. Retained Amounts are credited with interest at an annual rate of prime plus 1%, and will be paid provided Mr. Simmons remains in the employ of Nasdaq at the conclusion of the 24 month period, unless his employment is earlier terminated on account of retirement, disability or death in which case the Retained Amount (plus the applicable interest) is also paid. Under the terms of the Simmons Agreement and Amendment Number One thereto effective as of February 1, 2001, Mr. Simmons was granted 1,000,000 non-qualified stock options on February 1, 2001 and an additional 1,000,000 on February 1, 2002, all of which vest as to one-third of the shares underlying these grants on February 1, 2002 and as to an additional one-third on each February 1st thereafter. If Mr. Simmons' employment is terminated without cause by Nasdaq, or for good reason by Mr. Simmons, he is entitled to: (i) his annual base salary and minimum guaranteed incentive compensation expressed as a monthly amount multiplied by the remaining number of full or partial months in the Term; and (ii) any benefits under Nasdaq's regular benefit plans. In addition, upon his termination by Nasdaq without cause a pro rata portion of the Retained Amount (plus the applicable interest) is also due and payable. The Simmons Agreement provides a supplemental executive pension benefit equal to the present value of the benefit he would have accrued under the qualified plan in which Nasdaq participates without regard to any Internal Revenue Service limitation on includable compensation or benefits and without regard to any vesting requirements. Mr. Simmons is also entitled to this pension benefit upon his death, permanent disability, or termination by Nasdaq without cause or by Mr. Simmons for good reason. This pension benefit will be provided in the form of a lump sum within 15 days of the expiration of the Term or earlier termination.

Mr. Berkeley

        A May 1996 letter sets forth certain terms and conditions of Mr. Berkeley's employment that commenced on May 31, 1996. The letter provides that if the Nasdaq Board or the NASD Board terminates Mr. Berkeley's employment without cause, Nasdaq is obligated to continue to pay Mr. Berkeley his then effective monthly salary for a period of 24 months following the date of such termination.

Mr. Ketchum

        Nasdaq has entered into an employment agreement with Mr. Ketchum (the "Ketchum Agreement"), the term of which commenced as of December 30, 2000 and will continue until December 31, 2003 with automatic one-year renewals thereafter unless either party, at least six months prior to the expiration of the term, gives a notice of its intent not to renew the term. The Ketchum Agreement provides Mr. Ketchum with (i) a base salary at an annual rate not less than the rate of base salary in effect on December 30, 2000, and (ii) guaranteed incentive compensation for each calendar year during the term in an amount equal to 100% of base salary as in effect on December 31 of the preceding year. Effective as of February 1, 2002, the Ketchum Agreement was amended to conform to the Executive Retention Component of Nasdaq's CIP, which provides that Nasdaq will retain 20% of Mr. Ketchum's incentive compensation for 24 months following the date incentive compensation is paid with respect to each calendar year. Retained Amounts are credited with interest at an annual rate of prime plus 1%, and will be paid provided Mr. Ketchum remains in the employ of Nasdaq at the conclusion of the 24 month period, unless his employment is earlier terminated on account of retirement, disability or death in which case the Retained Amount (plus the applicable interest) is also paid.

        Under his agreement, Mr. Ketchum will be fully vested in his supplemental retirement benefits under the NASD's Supplemental Executive Retirement Plan upon the attainment of age 53 while employed and completion of five years of service or if his employment with Nasdaq terminates (i) due to death or disability, (ii) by Nasdaq without cause or (iii) by Mr. Ketchum for good reason. Under the terms of the Ketchum Agreement, Mr. Ketchum is entitled to receive a payment in an amount equal to two times his then effective base salary (the "Ketchum Stay Bonus") if Mr. Ketchum is (i) employed by Nasdaq as of August 9, 2002, (ii) if his employment is terminated due to death or disability, (iii) if he terminates employment for good reason or (iv) Nasdaq terminates Mr. Ketchum's employment without cause.

        Further, if Mr. Ketchum's employment is terminated without cause or if Mr. Ketchum terminates his employment for good reason, Nasdaq is obligated to pay to Mr. Ketchum: (i) the Ketchum Stay Bonus if not previously paid; (ii) a pro rata portion of the incentive compensation for the year of termination (including any Retained Amount plus interest at the applicable rate); and (iii) a lump sum cash payment equivalent to continuation of base salary and incentive compensation until the later of

(x) the end of the term of the Ketchum Agreement or (y) 24 months following the date of such termination of employment. Nasdaq will also continue to provide Mr. Ketchum with health coverage at its expense for such period.

        The Ketchum Agreement also provides that if Mr. Ketchum becomes subject to any "golden parachute" excise tax, Nasdaq is obligated to make additional payments to Mr. Ketchum to offset the effect of such tax. In addition, Mr. Ketchum has agreed to be subject to certain post-termination restrictive covenants relating to non-competition, non-solicitation, non-disparagement and confidentiality.

Mr. Hilley

        Nasdaq has entered into an employment agreement with Mr. Hilley, which commenced as of December 30, 2000 and will continue until December 31, 2003 with automatic one-year renewals, thereafter, unless either party, at least six months prior to the expiration of the term, gives a notice of its intent not to renew the term.

        Mr. Hilley's employment agreement provided Mr. Hilley with an annual salary at a rate not less than the rate of annual salary in effect for 1999. Mr. Hilley's employment agreement was amended effective as of February 1, 2002 (collectively with the employment agreement the "Hilley Agreement") to: (i) remove the concept of total annual salary and provide for both an annual salary and incentive compensation component (which together must be not less than $1.2 million, the rate of Mr. Hilley's annual salary in effect for 1999); and (ii) conform to the Executive Retention Component of Nasdaq's CIP, which provides that Nasdaq will retain 20% of Mr. Hilley's incentive compensation for 24 months following the date incentive compensation is paid with respect to each calendar year. Retained Amounts are credited with interest at an annual rate of prime plus 1%, and will be paid provided Mr. Hilley remains in the employ of Nasdaq at the conclusion of the 24 month period, unless his employment is earlier terminated on account of retirement, disability or death (or if his employment terminates after the initial term of the Hilley Agreement, December 31, 2003), in which case the Retained Amount (plus the applicable interest) is also paid.

        Under the terms of the Hilley Agreement, Mr. Hilley will be fully vested in his supplemental retirement benefits under the NASD's Supplemental Executive Retirement Plan upon the attainment of age 55 while employed and completion of five years of service or if his employment with Nasdaq terminates (i) due to death or disability, (ii) by Nasdaq without cause or (iii) by Mr. Hilley for good reason. For purposes of the NASD's Supplemental Executive Retirement Plan, Mr. Hilley's compensation is deemed to be the sum of (x) one-half of the sum of his annual salary and incentive compensation and (y) one-third of one-half of the sum of his annual salary and incentive compensation. In addition, the Hilley Agreement provides for a payment of not less than $2.4 million (which is two times the sum of Mr. Hilley's annual salary and incentive compensation) (the "Hilley Stay Bonus"), (i) if Mr. Hilley is employed by Nasdaq as of August 9, 2002, (ii) if his employment is terminated due to death or disability, (iii) if he terminates employment for good reason or (iv) if Nasdaq terminates his employment without cause.

        In addition, if Mr. Hilley's employment is terminated without cause or if Mr. Hilley terminates employment for good reason, Nasdaq is obligated to pay Mr. Hilley (i) the Hilley Stay Bonus if not previously paid, and (ii) a lump sum cash payment equal to his annual salary and any incentive compensation (including any Retained Amounts plus interest at the applicable rate) through the later of (x) the end of the term of the Hilley Agreement or (y) 24 months following the date of termination. Nasdaq will also continue to provide Mr. Hilley with health coverage at its expense during such period.

        The Hilley Agreement provides that if Mr. Hilley becomes subject to any "golden parachute" excise tax, Nasdaq is obligated to make additional payments to Mr. Hilley to offset the effect of such tax. In addition, Mr. Hilley has agreed to be subject to certain post-termination restrictive covenants relating to non-competition, non-solicitation, non-disparagement and confidentiality.

Mr. Weild

        A March 8, 2001 letter, amended and restated on March 21, 2002, sets forth certain terms of Mr. Weild's employment, which commenced on March 12, 2001. The letter provides Mr. Weild with (i) a base salary of $400,000 and (ii) guaranteed minimum annual incentive compensation of $700,000 for each of calendar years 2001 and 2002. In the event that Mr. Weild is terminated without cause or resigns for good reason prior to receiving such minimum guaranteed incentive compensation earned on account of 2001 and 2002, Nasdaq is obligated to pay Mr. Weild such amounts. However, Mr. Weild's annual incentive compensation is also subject to the Executive Retention Component of Nasdaq's CIP, and accordingly, any amounts retained by Nasdaq pursuant to such Executive Retention Component will be paid in accordance with the terms of such program.

Mr. Zarb

        The NASD and Nasdaq are parties to an employment agreement with Mr. Frank Zarb (the "Zarb Agreement"). The Zarb Agreement had an initial term of three years commencing on February 24, 1997 (the "Initial Term") and continued for an additional period of two years immediately following the Initial Term (the "Additional Term," and together with the Initial Term, the "Full Term").

        The Zarb Agreement provided for (i) an annual base salary of $1,200,000 for the period February 24, 1997 through October 31, 2000 and $2,000,000 for the period November 1, 2000 through the remainder of the Full Term (February 2002), and (ii) incentive compensation as the Management Compensation Committee of the NASD may award in its discretion, but guaranteed (x) that such incentive compensation for each full year of service during the Full Term may not be less than 50% of Mr. Zarb's base salary for such year, and (y) that such incentive compensation for the second year of the Additional Term may not be less than $4,000,000. In addition, under the Zarb Agreement, (x) during the first year of the Additional Term, the aggregate annual base salary and incentive compensation paid to Mr. Zarb may not be less than the aggregate annual amount paid to Mr. Zarb for the second or third year of the Initial Term, whichever was greater and, (y) during the second year of the Additional Term, the aggregate annual base salary and incentive compensation paid to Mr. Zarb may not be less than the aggregate annual amount paid to Mr. Zarb for the third year of the Initial Term or the first year of the Additional Term, whichever was greater.

        Under the terms of the Zarb Agreement, Nasdaq has (1) fully vested all stock options granted to Mr. Zarb upon his relinquishment of his position and duties under the circumstances set forth in the Zarb Agreement (which relinquishment occurred in September 2001) and permitted the exercise of the options during the three month period thereafter for incentive stock options (which options expired in December 2001) and during the five-year period thereafter for all other stock options and (2) caused all restrictions on any restricted stock awarded to Mr. Zarb by Nasdaq to lapse upon the foregoing relinquishment. Mr. Zarb continued to be a Nasdaq employee pursuant to the Zarb Agreement until his retirement on February 23, 2002.

        Under the terms of the Zarb Agreement, Mr. Zarb became fully vested in his benefits under the NASD Supplemental Executive Retirement Plan (which benefits may be payable in a lump sum) upon the completion of the Initial Term. Under the Zarb Agreement, beginning on February 24, 2002, and for a period of five years thereafter, Mr. Zarb will be entitled to an annual consulting fee of $100,000 (plus $2,000 per hour for any hours in excess of 50 hours in any calendar year) and certain fringe benefits and perquisites, provided that Mr. Zarb makes himself available to provide consulting services to Nasdaq or the NASD during such period and does not commence employment with another employer or recommence employment with the NASD during such period.

PENSION PLAN TABLE

        Nasdaq's executive officers participate in the NASD's qualified plan and Supplemental Executive Retirement Plan. Under these plans executive officers earn an aggregate benefit expressed as an annual annuity equal to 6% of their final average compensation for each year of service up to a maximum of 10 years. Final average compensation is the average annual salary plus one-third of the annual bonus (incentive compensation) for the highest five-year period of service, except in the case of Mr. Hilley (as described in the section entitled "Employment Agreements" above). As of December 31, 2001, the estimated credited years of service for Mr. Berkeley is 5.58 years, Mr. Ketchum is 10.67 years, Mr. Hilley is 3.92 years, Mr. Weild is 0.83 years and, Mr. Zarb is 4.83 years. The following table sets forth the aggregate annual benefit payable under the plans for various levels of remuneration and years of service. Such benefits are not reduced by benefits received under social security or other offsets. Mr. Simmons' supplemental executive pension benefit is described in the section entitled "Employment Agreements" above, and is payable only as a lump sum. Mr. Simmons' benefit is equal to the present value of the benefit he would have accrued under the NASD's qualified plan (without regard to any vesting condition or Internal Revenue Service limitations on benefits or compensation), or approximately 1.75% of his final average earnings for each year of service. Mr. Simmons' estimated credited years of service as of December 31, 2001 is 0.92 years.

	Years of Service
Remuneration
	5	10	15	20	25	30
500,000	150,000	300,000	300,000	300,000	300,000	300,000
600,000	180,000	360,000	360,000	360,000	360,000	360,000
700,000	210,000	420,000	420,000	420,000	420,000	420,000
800,000	240,000	480,000	480,000	480,000	480,000	480,000
900,000	270,000	540,000	540,000	540,000	540,000	540,000
1,000,000	300,000	600,000	600,000	600,000	600,000	600,000
1,500,000	450,000	900,000	900,000	900,000	900,000	900,000
2,000,000	600,000	1,200,000	1,200,000	1,200,000	1,200,000	1,200,000
3,000,000	900,000	1,800,000	1,800,000	1,800,000	1,800,000	1,800,000

DIRECTOR COMPENSATION

        Employee directors do not receive additional compensation for serving on the Board of Directors. For services in 2001, Nasdaq's non-employee directors received $35,000, and an additional $5,000 for service on a Committee of the Board of the Directors, which was paid quarterly. In December 2001, the Nasdaq Board adopted a revised Non-Employee Directors Compensation Policy whereby beginning in 2002 all non-employee directors of Nasdaq will be paid total annual cash compensation of $20,000, which is paid on a quarterly basis, and will also be awarded 5,000 stock options annually, with an exercise price equal to fair market value of the shares on the date of grant. Such stock options vest in two equal installments on each February 14th following the first and second anniversaries of the date of grant and expire on the earlier of the tenth anniversary of such date of grant or three years from the termination of the director's service on the Board of Directors. Directors do not receive retirement, health or life insurance benefits, and do not receive additional fees for meeting attendance.

        On November 12, 2001, Nasdaq sold an aggregate amount of 535,000 shares of Common Stock to five members of the Nasdaq Board of Directors and 500,000 shares of Common Stock to Hellman & Friedman for an aggregate offering price of $10,608,750. All of the foregoing shares were sold in a private transaction pursuant to Section 4(2) of the Securities Act. No underwriter was used in these transactions.

REPORT OF THE MANAGEMENT COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

        The Management Compensation Committee (the "Committee") of the Board of Directors has overall responsibility for establishing and administering Nasdaq's executive compensation programs. During fiscal year 2001, Messrs. Baldwin, Casey, O'Neal, Markese and Romano served on the Committee, with Mr. Baldwin serving as the Chairperson. Each member of the Committee qualifies as a "non-employee director" under Rule 16b-3 promulgated under the Exchange Act. The Committee met four times in 2001 to review and administer executive compensation programs as well as various other compensation policies and matters.

General Compensation Philosophy

        Nasdaq's general compensation philosophy is to provide a total, results based compensation opportunity that firmly positions Nasdaq to attract, motivate and retain key executives in leadership roles. Total cash compensation varies with Nasdaq's performance in attaining both financial and non-financial objectives. Moreover, long-term incentive compensation, such as equity awards, is utilized to strengthen the relationship between pay and Nasdaq's performance and align employee and shareholder interests. Nasdaq maintains two major incentive compensation programs in which the majority of Nasdaq's employees participate: the annual CIP, and the Equity Plan. The Committee governs the CIP, while the Equity Committee, which is also comprised solely of non-employee directors, administers the Equity Plan and the ESPP. Messrs. Sodhani, Baldwin and Romano serve on the Equity Committee with Mr. Sodhani serving as Chairperson. The Equity Committee met four times during 2001. The Equity Committee joins in the submission of this report as it relates to equity compensation.

        In 2001, total cash compensation for eligible Nasdaq employees, including its executive officers, managers and the majority of employees in the professional job categories consisted of base salary and a cash bonus under the CIP. The level of cash bonus was generally determined based on individual performance, skills, and corporate performance. The total amount of incentive compensation paid to all Nasdaq employees including guaranteed and contractual commitments in respect of 2001 was approximately 70% of that paid with respect to 2000 to all employees. Beginning in 2002, individual cash bonus payments under the CIP will be based on the following three measures: (1) Corporate Financial Measures; (2) Business Unit Strategic Measures; and (3) Employee Satisfaction Index. The specific annual goals and measures to determine the annual bonus opportunity dollars for each employee will be developed each fiscal year.

        Long-term incentive compensation has been delivered through the granting of stock options to all Nasdaq employees, including executive officers under the Equity Plan. In 2001, stock options were granted on a broad basis to Nasdaq employees. These initial grants vest over three years. In addition, ownership of Common Stock is provided through a tax-qualified ESPP. This ESPP is generally available to all Nasdaq employees with six months or more of Nasdaq service. Participants in the ESPP are permitted to buy Common Stock at a discount of 15% from the fair market price with up to 10% of their base salary and bonus (subject to certain Internal Revenue Service limitations). Participation in the ESPP is an important component of Nasdaq's total compensation strategy and is completely voluntary. Approximately 60% of all eligible Nasdaq employees participate in this recently introduced program.

Executive Compensation

        The Committee considers both quantitative and qualitative factors in making pay decisions for executive officers of Nasdaq. These factors range from the Committee's consideration and review of business results, and judgment of individual performance. The Committee also solicits appropriate input from Nasdaq's CEO and President regarding total compensation for those executives who report directly to them.

  •
  Base Salaries. In determining base salaries of executive officers, a variety of factors are considered, including: individual performance, skills and prior experience, scope of responsibility and accountability within the organization, and external market pay levels in the compensation comparator group (i.e., a select group of companies from capital markets, general industry and technology companies). Base salaries are normally reviewed on an annual basis, however, adjustments may occur at the time of notable changes in executive responsibility or in response to events that would impact the long-term retention of a key executive.

  •
  Annual Cash Incentives. Through annual cash incentives, a significant portion of total cash compensation is "at risk" and paid based on performance. However, in order to address significant leadership, recruitment and retention requirements during Nasdaq's transition to a stand-alone enterprise, some annual executive minimum cash incentives have been guaranteed through 2002 and, in some cases, 2003. In addition, in order to retain top executives, the Committee has formally adopted an Executive Retention Component to the CIP. Under the Executive Retention Component, executives whose base salaries equal or exceed $300,000 will have 20% (the "Retained Amount") of their annual Incentive Compensation Award retained by Nasdaq for 24 months from the date of the annual award payout. Retained Amounts are credited with interest at an annual rate of prime plus one percent, and are generally paid to the executive, provided he or she remains in the employ of Nasdaq at the conclusion of the 24 month period unless employment is earlier terminated on account of retirement, disability or death, in which case the Retained Amount is also paid. In general, in the event of termination by Nasdaq without cause a pro rata portion of the Retained Amount (plus the applicable interest) is paid.

  •
  Long-term Incentives. The Committee makes recommendations to the Equity Committee for executive equity based compensation. Executive officers were granted both stock options and restricted stock awards in 2001. Awards made in 2001 under the Equity Plan are exempt from the Section 162(m) limitation discussed below. The restricted stock awards have a longer vesting schedule (five years) than typical stock option grants to serve as a further long-term incentive. This emphasis on equity-based compensation reflects the Committee's and Equity Committee's views that there should be a close alignment between executive rewards and Stockholder value creation.

Section 162(m) of the Code provides a limit of $1,000,000 on the amount of compensation that may be deducted by a public company in any year in respect of each of the CEO and the next four most highly paid executive officers. Nasdaq became subject to this rule for the first time in 2001. The Committee has endeavored and will continue to endeavor to utilize certain transitional rules under the regulations governing Section 162(m) and other applicable exceptions. However, in order to maintain flexibility in compensating executive officers, to promote a variety of qualitative and quantitative goals, and to attract needed leadership, the Committee has not adopted a policy that all compensation must be deductible.

Nasdaq Performance

        In linking executive pay to performance, the Committee believes that the most important measure of Nasdaq performance is the increase in long-term stockholder value, attained through operating income, revenue growth and market share. The Committee also reviewed the 2001 corporate accomplishments for each business unit in determining executive compensation. The Committee approved the 2001 compensation awards for executive officers shown in the Summary Compensation Table that follows this report.

Profit Sharing and Retirement Plans

        Nasdaq provides both tax-qualified and a non-qualified savings and retirement plans. All eligible employees may participate in the tax qualified plans (both pension and savings). Participation by Nasdaq employees in the defined contribution tax-qualified 401(k) savings plan is approximately 80%. Nasdaq matches up to 4% of an employee's eligible compensation to this plan during the year and may make an additional discretionary contribution to the plan as approved by the Nasdaq Board on the Committee's recommendation, which may vary with the financial performance of Nasdaq. The discretionary match for 2001 was 1% of eligible compensation. The non-qualified plan is a supplemental executive retirement plan. See the table that appears in the compensation section of this Proxy Statement for a description of the benefits under that plan.

Compensation of the Chairman and CEO and of the President

        The determination of the compensation of Hardwick Simmons, Chairman and CEO of Nasdaq, as reflected in his employment agreement was based on a consideration of competitive industry pay practices and the recruitment needs of Nasdaq.

        Effective February 2001, Hardwick Simmons became CEO of Nasdaq, and assumed the role of Chairman in September 2001. Mr. Simmons' employment agreement provided for an initial annual salary of $750,000 and a guaranteed prorated annual cash incentive of $1,750,000 payable in February 2002. Mr. Simmons was awarded a $1,678,000 incentive compensation award for 2001 based on the Committee's consideration of the three key areas of Nasdaq performance: financial (profitability, revenue and expense reduction), sales and marketing (new product introduction, business unit revenue growth, retention of companies included in the Nasdaq-100) and operations business management (systems performance and reliability, delivery and efficiency). Twenty- percent of Mr. Simmons' incentive compensation will be retained by Nasdaq for 24 months pursuant to the Executive Retention Component discussed above. In addition, Mr. Simmons was awarded 1,000,000 stock options in 2001, and an additional 1,000,000 in 2002 under the Equity Plan. The first one-third of all options awarded to Mr. Simmons became exercisable in February 2002. On account of 2001, Nasdaq also contributed $8,500 to Mr. Simmons' account in the tax-qualified 401(k) savings plan.

        Similarly, the determination of the compensation of Richard Ketchum, President and Deputy Chairman of Nasdaq, as set forth in his employment agreement was based on considerations of competitive industry pay practices and the retention needs of Nasdaq.

        Mr. Ketchum's employment agreement provides him with guaranteed incentive compensation equal to 100% of his base salary. However, based upon Nasdaq's financial performance, its new product introduction and its improvements in operations and business management, the Committee awarded Mr. Ketchum a $650,000 incentive compensation award, of which 20% will be retained by Nasdaq for 24 months pursuant to the Executive Retention Component discussed above. The Committee also made a separate special award to Mr. Ketchum of $500,000, which will be paid in 24 months, provided Mr. Ketchum remains in the employ of Nasdaq. In 2001, Mr. Ketchum was awarded 360,000 stock options and 40,000 shares of restricted stock under the Equity Plan. The options became exercisable as to 33% of the shares underlying the options on December 31, 2001 and continue to vest over the next two years, such that 100% of the options will be vested on February 14, 2004. The restricted stock award vests 20% per year on each February 14 beginning with February 14, 2002. On account of 2001, Nasdaq contributed $8,500 to Mr. Ketchum's account in the tax-qualified 401(k) savings plan.

        The Committee is pleased to submit this report to the Stockholders with regard to the above matters.

                      Respectfully submitted,

                      The Management Compensation Committee

                      H. Furlong Baldwin, Chairperson
                      Michael Casey
                      John D. Markese
                      E. Stanley O'Neal
                      Richard C. Romano

                      The Employee Equity Plan Committee

                      Arvind Sodhani, Chairperson
                      H. Furlong Baldwin
                      Richard C. Romano

PERFORMANCE GRAPH

        A graph comparing the yearly cumulative total return for the Common Stock to the yearly cumulative total returns for the S&P 500 Composite Index and a peer index is not included because there is no public trading market for the Common Stock.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

        The following table sets forth the beneficial ownership of Nasdaq's voting securities by all persons who are beneficial owners of more than 5% of Nasdaq's voting securities and the beneficial ownership of Nasdaq's voting securities and Nasdaq Japan's common stock by (1) each director, (2) Nasdaq's CEO and the four most highly compensated executive officers other than the CEO, who were serving as executive officers at the end of 2001, and one additional individual who ceased to be an executive officer during 2001, and (3) all directors and executive officers as a group. Except as otherwise indicated, Nasdaq believes that the beneficial owners listed below, based on information furnished by such owners, will have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Unless otherwise indicated, the business address of such persons is One Liberty Plaza, New York, New York, 10006. As of April 5, 2002, 78,431,873 shares of Common Stock were outstanding (including shares of restricted Common Stock), one share of Series B Stock was outstanding, and approximately 59,400 shares of Nasdaq Japan common stock were outstanding after giving effect to a four-for-one stock split of Nasdaq Japan's shares that occurred on April 18, 2001.

Name of beneficial owner	Common Stock Beneficially Owned		Percent of Class		Series B Stock Beneficially Owned	Percent of Class	Common Stock of Nasdaq Japan Beneficially Owned	Percent of Class
National Association of Securities Dealers, Inc. 1735 K Street, N.W. Washington, D.C. 20006	43,225,976	(1)	55.1%		1	100%	—	—
Hellman & Friedman Capital Partners IV, L.P. One Maritime Plaza 12th Floor San Francisco, CA 94111	12,500,000	(2)	13.8	%(3)	—	—	—	—

Dr. Josef Ackermann	—	(4)	—		—	—	—		—
H. Furlong Baldwin	—		—		—	—	—		—
Frank E. Baxter	50,000	(5)	*		—	—	—		—
Michael Casey	—	(6)	—		—	—	—		—
Michael W. Clark	—	(7)	—		—	—	—		—
William S. Cohen	—		—		—	—	—		—
F. Warren Hellman	—	(2)	—		—	—	—		—
John D. Markese	15,000		*		—	—	—		—
E. Stanley O'Neal	—	(8)	—		—	—	—		—
Vikram S. Pandit	—	(9)	—		—	—	—		—
Kenneth D. Pasternak	250,000	(10)	*		—	—	—		—
David S. Pottruck	—	(11)	—		—	—	—		—
Arthur Rock	200,000	(12)	*		—	—	—		—
Richard C. Romano	40,000	(13)	*		—	—	—		—
Arvind Sodhani	—	(14)	—		—	—	—		—
Sir Martin Sorrell	—		—		—	—	—		—
Hardwick Simmons	666,666	(16)	*		—	—	—		*
Alfred R. Berkeley, III	40,824	(17)	*		—	—	—		—
John L. Hilley	53,001	(18)	*		—	—	1,900	(19)	3.2%
Richard G. Ketchum	158,800	(20)	*		—	—	76	(21)	*
David Weild IV	103,020	(22)	*		—	—	—		—
Frank Zarb	1,044,528	(23)	1.3%		—	—	140	(24)	*
All directors and executive officers as a group (30 persons)	2,957,046		3.7	%(25)	—	—	2,268	(26)	3.8	%(27)

*
Less than one percent

(1)
Reflects 43,225,976 shares of Common Stock underlying the unexercised, unexpired outstanding warrants.

(2)
Hellman & Friedman owns the Subordinated Notes. Hellman & Friedman Investors IV, LLC ("Hellman & Friedman IV"), is the general partner of each of the Hellman & Friedman limited partnerships. The Subordinated Notes are currently convertible into 12,000,000 shares of Common Stock, subject to adjustment, in general, for any stock split, dividend, combination, recapitalization or other similar event. Hellman & Friedman also owns 500,000 shares of Common Stock. The investment decisions of each of the Hellman & Friedman limited partnerships are made by the investment committee of Hellman & Friedman IV, which indirectly exercises sole voting and investment power with respect to the Subordinated Notes and the shares of Common Stock. Mr. Hellman is one of nine members of the investment committee. Mr. Hellman disclaims beneficial ownership of the Subordinated Notes and the shares of Common Stock except to the extent of his indirect pecuniary interest.

(3)
Assumes the full conversion of the Subordinated Notes.

(4)
Excludes shares of Common Stock owned by Deutsche Bank AG and its affiliates; Dr. Ackermann is head of Deutsche Bank AG's Corporate and Institutional Clients Group. Dr. Ackermann disclaims beneficial ownership of such shares.

(5)
The shares of Common Stock are held by The Baxter 1988 Trust, which Mr. Baxter controls. Excludes shares of Common Stock owned by the Jeffries Group, Inc. and its affiliates, of which Mr. Baxter is the Chairman. Mr. Baxter disclaims beneficial ownership of such shares.

(6)
Excludes shares of Common Stock owned by Starbucks Corporation, of which Mr. Casey is an officer. Mr. Casey disclaims beneficial ownership of such shares.

(7)
Excludes shares of Common Stock owned by CSFB and its affiliates, of which Mr. Clark is an officer. Mr. Clark disclaims beneficial ownership of such shares.

(8)
Excludes shares of Common Stock owned by Merrill Lynch & Co., Inc. and its affiliates, of which Mr. O'Neal is an officer. Mr. O'Neal disclaims beneficial ownership of such shares.

(9)
Excludes shares of Common Stock owned by Morgan Stanley and its affiliates, of which Mr. Pandit is an officer. Mr. Pandit disclaims beneficial ownership of such shares.

(10)
Excludes shares of Common Stock owned by Knight and its affiliates, of which Mr. Pasternack is a director. Mr. Pasternak disclaims beneficial ownership of such shares.

(11)
Excludes shares of Common Stock owned by The Charles Schwab Corporation and its affiliates, of which Mr. Pottruck is an officer. Mr. Pottruck disclaims beneficial ownership of such shares.

(12)
The shares of Common Stock are held by The Rock 2000 Trust, of which Mr. Rock is the sole trustee and beneficiary.

(13)
Includes an aggregate of 20,000 shares of Common Stock owned by Romano Brothers & Co., and 20,000 shares held in a revocable trust, of which Mr. Romano is the beneficiary. Mr. Romano is the President and majority stockholder of Romano Brothers & Co.

(14)
Excludes shares of Common Stock owned by Intel Corporation, of which Mr. Sodhani is an officer. Mr. Sodhani disclaims beneficial ownership of such shares.

(15)
Represents options to purchase 666,666 shares of Common Stock issued under the Equity Plan, which vested on February 1, 2002.

(16)
Includes 15,900 shares of restricted stock issued under the Equity Plan, of which 3,180 vested on February 14, 2002, and options to purchase 23,001 shares of Common Stock issued under the Equity Plan, which vested on December 31, 2001. Under the terms of this plan, Mr. Berkeley has the right to direct the voting of the restricted shares.

(17)
Represents 30,000 shares of restricted stock issued under the Equity Plan, of which 6,000 vested on February 14, 2002, and options to purchase 23,001 shares of Common Stock issued under the Equity Plan, which vested on December 31, 2001. Under the terms of this plan, Mr. Hilley has the right to direct the voting of the restricted shares.

(18)
Represents shares of restricted stock.

(19)
Represents 40,000 shares of restricted stock issued under the Equity Plan, of which 8,000 vested on February 14, 2002, and options to purchase 118,800 shares of Common Stock issued under the Equity Plan, which vested on December 31, 2001. Under the terms of this plan, Mr. Ketchum has the right to direct the voting of the restricted shares.

(20)
Represents options to purchase an aggregate of 76 shares of Nasdaq Japan common stock that were granted by Nasdaq Global Holdings ("Nasdaq Global") (50%) and SOFTBANK Corp. of Japan ("SOFTBANK") (50%).

(21)
Represents 15,900 shares of restricted stock issued under the Equity Plan, of which 3,180 vested on February 14, 2002, and options to purchase 87,120 shares of Common Stock issued under the Equity Plan, which vested on December 31, 2001. Under the terms of this plan, Mr. Weild has the right to direct the voting of the restricted shares.

(22)
Represents 38,220 shares of restricted stock and options to purchase an aggregate of 1,006,308 shares of Common Stock issued under the Equity Plan, all of which became fully vested upon Mr. Zarb's resignation as Chairman of the Nasdaq Board on September 26, 2001. 7,692 stock options previously granted to Mr. Zarb under this plan expired in December 2001, and 21,780 shares of restricted stock previously granted to Mr. Zarb were utilized to satisfy a tax-withholding obligation with respect to Mr. Zarb's restricted stock. Under the terms of this plan, Mr. Zarb has the right to direct the voting of the restricted shares.

(23)
Represents options to purchase an aggregate of 140 shares of Nasdaq Japan common stock that were granted by Nasdaq Global (50%) and SOFTBANK (50%).

(24)
Assumes the exercise of all vested executive stock options.

(25)
Includes options to purchase an aggregate of 368 shares of Nasdaq Japan common stock that were granted by Nasdaq Global (50%) and SOFTBANK (50%).

(26)
Assumes the exercise of all options to purchase Nasdaq Japan common stock that were granted by Nasdaq Global (50%) and SOFTBANK (50%) held by Nasdaq executives.

Item 13. Certain Relationships and Related Transactions.

The NASD and Amex

        Nasdaq's legal authority to operate as a stock market is delegated to it by the NASD under a plan approved by the SEC (the "Delegation Plan"). Although Nasdaq has initiated the process with the SEC to become registered as a national securities exchange ("Exchange Registration"), Exchange Registration is not expected to occur until later this year. There can be no assurance at this time that Exchange Registration will occur or that the Exchange Registration will occur in a timely fashion.

        As a result, prior to Exchange Registration, Nasdaq will continue to operate under the Delegation Plan, pursuant to which the NASD has delegated responsibility for market operation functions to Nasdaq. Although Nasdaq exercises primary responsibility for market-related functions, including market-related rulemaking and interpretations, all actions taken pursuant to authority delegated by the NASD are subject to review, ratification, or rejection by the NASD Board. As long as the Delegation Plan remains in effect, the NASD Board will continue to have authority over Nasdaq. The current structure will continue until Nasdaq is reconstituted as a self-regulatory organization, which will become effective upon Exchange Registration.

        Currently, Messrs. Simmons, Baldwin, Markese, Romano, and Sodhani are members of the NASD Board as well as members of the Nasdaq Board.

        Although it is contemplated that the NASD will eventually divest completely its ownership interest in Nasdaq, there may still exist certain contractual relationships between the parties once this happens. For example, prior to the Private Placements, Nasdaq had access to many support functions of the NASD, including certain financial services, real estate, legal, information services and corporate and administrative services. On June 28, 2000, the NASD and Nasdaq entered into an interim Separation and Common Services Agreement, which was extended beyond its original expiration date of December 31, 2001 and is now scheduled to expire May 31, 2002. Nasdaq and the NASD are currently in negotiations for a new Separation and Common Services Agreement, under which the NASD will continue to supply similar support services. Under the existing Separation and Common Services Agreement, Nasdaq pays to the NASD the costs of the services provided, including any incidental expenses associated with such services. Nasdaq has contracted with the NASD to provide such services because of the NASD's expertise and experience in providing such services to Nasdaq, resulting in cost savings and greater efficiency for Nasdaq. Nasdaq's costs for services provided by the NASD in 2001 were approximately $32.1 million. Nasdaq anticipates that the annual costs for services under the contract will drop in future years as Nasdaq reviews the provision of these services and continues to internalize more of these services or seeks alternative third party providers.

        In addition, on June 28, 2000, Nasdaq and NASDR, a wholly-owned subsidiary of the NASD, entered into a Regulatory Services Agreement pursuant to which NASDR or its subsidiaries will provide regulatory services to Nasdaq and its subsidiaries commencing upon the effectiveness of Exchange Registration. The term of the Regulatory Services Agreement is 10 years. The services will be of the same type and scope as are currently provided by NASDR to Nasdaq under the Delegation Plan. Each regulatory service is to be provided for a minimum of five years, after which time the parties may determine to terminate the provision by NASDR of a particular service. The termination of a particular service will generally be based upon a review of pricing and the need for such services. In 2001, Nasdaq paid NASDR approximately $83.8 million for regulatory services. Nasdaq expects the cost of these services provided by the NASDR will be approximately the same in future years (subject to general cost increases associated with inflation) unless an unanticipated event requires additional spending for regulatory services.

        Nasdaq pays the NASD and certain of its subsidiaries for the use of approximately 83,308 square feet of office space. Nasdaq pays approximately $3.0 million in the aggregate per year to the NASD for the use of this space. In addition, Nasdaq has agreed to lease an additional 31,034 square feet of office space beginning in 2004, for approximately $1.6 million in the aggregate per year.

        On May 3, 2001, Nasdaq repurchased 18,461,538 shares of Common Stock from the NASD in connection with the Hellman & Friedman transaction described below, for $13.00 per share or an aggregate purchase price of $239,999,994. This price was determined following discussions between members of management of Nasdaq and members of management of the NASD and is the same price at which shares of Common Stock were sold in January 2001 in Phase II of the Private Placements.

        On March 8, 2002, Nasdaq completed a two-stage repurchase of an additional 33,768,895 shares of Common Stock owned by the NASD, which represented all of the outstanding shares of Common Stock owned by the NASD, except for the 43,225,976 shares of Common Stock underlying the warrants issued by the NASD in the Private Placements. Nasdaq purchased these shares of Common Stock for $305,155,435 in aggregate cash consideration, 1,338,402 shares of Nasdaq's Series A Preferred Stock and one share of Series B Preferred Stock (the "Repurchase"). The cash portion of the consideration was paid by Nasdaq from available cash. The NASD owns all of the outstanding shares of Series A Preferred Stock and Series B Preferred Stock. All of the shares of Common Stock repurchased by Nasdaq from the NASD are no longer outstanding.

        In connection with the Repurchase, Nasdaq and the NASD have entered into an Investor Rights Agreement, pursuant to which Nasdaq has granted the NASD certain registration rights with respect to the Series A Preferred Stock and the shares of Common Stock underlying the warrants issued by the NASD in the Private Placements. In addition, under the Investors Rights Agreement, the NASD may direct, subject to the terms and conditions set forth in the Investor Rights Agreement, that Nasdaq allow NASD members to subscribe to purchase up to 10,295,403 shares of Common Stock in the event of an initial public offering for cash of the Common Stock (the "IPO").

        The Delegation Plan requires that the NASD retain greater than 50% of the voting control over Nasdaq. The share of Series B Preferred Stock issued to the NASD in the Repurchase will ensure that the NASD maintains voting control until Exchange Registration. The voting power of the share of Series B Preferred Stock is recalculated for each matter presented to Stockholders as of the record date for the determination of the Stockholders entitled to vote on the matter. The NASD, as holder of the share of Series B Preferred Stock, will be entitled to cast the number of votes that, together with all other votes that the NASD is entitled to vote by virtue of ownership, proxies or voting trusts, enables the NASD to cast one vote more than one-half of all votes entitled to be cast by Stockholders. In addition, the shares of Common Stock underlying unexercised and unexpired warrants as well as shares of Common Stock purchased through the valid exercise of warrants, will be voted by a trustee at the direction of the NASD until Exchange Registration. Shares of Series A Preferred Stock do not have voting rights, except for the right as a class to elect two new directors to the Board of Directors at any time distributions on the Series A Preferred Stock are in arrears for four consecutive quarters and as otherwise required by Delaware law. If Nasdaq obtains Exchange Registration, the share of Series B Preferred Stock will automatically lose its voting rights and will be redeemed by Nasdaq. Nasdaq may redeem the shares of Series A Preferred Stock at any time after Exchange Registration and is required to use the net proceeds from an IPO, and upon the occurrence of certain other events, to redeem all or a portion of the Series A Preferred Stock.

        On February 6, 2002, Nasdaq, the NASD, and Amex entered into a Technology Transition Agreement to provide for the sharing of certain administrative and regulatory technologies between Nasdaq and Amex and the provision of certain technology services by Nasdaq to Amex. This agreement replaces the existing technology arrangements among the parties that resulted from the NASD's acquisition of Amex in 1998. Depending upon the applicable service or technology, the term of the agreement ranges between three months and two years while Amex reconstructs these services and technologies in-house, with an option for Amex to extend the term for certain services for up to one year. Pursuant to the agreement, Amex will pay Nasdaq the direct costs of the services provided by Nasdaq, plus certain administrative costs. In addition, this agreement establishes a fund, administered by the NASD, to pay the costs incurred by Nasdaq and Amex in the implementation of this agreement. Nasdaq and the NASD have each agreed to contribute up to $14.5 million to this fund. The parties also entered into a Master Agreement on February 6, 2002 to govern certain non-technology related matters among the parties and their respective affiliates. This agreement, among other things, sets forth the terms, as between Nasdaq and Amex, of rights to list and trade certain securities. Under the agreement, Amex will pay annual license fees of between $4.5 million and $5.5 million to Nasdaq. The parties are in the process of scheduling regulatory review of the Technology Transition Agreement and the Master Agreement.

Hellman & Friedman

        On May 3, 2001, Nasdaq issued and sold $240 million in aggregate principal amount of its Subordinated Notes to Hellman & Friedman. The Subordinated Notes are convertible at any time into an aggregate of 12,000,000 shares of Common Stock, subject to adjustment, in general, for any stock split, dividend, combination, recapitalization or other similar event. As of April 5, 2002, Hellman & Friedman owns approximately 13.8% of Nasdaq on an as-converted basis. In connection with the transaction, Nasdaq has agreed to use its best efforts to seek stockholder approval of our amendment to Nasdaq's Certificate of Incorporation to allow the Subordinated Notes to votes with holders of Common Stock. In addition, Nasdaq has also agreed that in the event that the Nasdaq Board approves an exemption from the foregoing 5% limitation for any person pursuant to the Certificate of Incorporation (other than an exemption granted in connection with a strategic market alliance) and seeks the concurrence of the SEC with respect thereto, Nasdaq will grant Hellman & Friedman a comparable exemption from such limitation and use its best efforts to obtain SEC concurrence with respect to such exemption. Nasdaq has granted Hellman & Friedman certain registration rights with respect to the shares of Common Stock underlying the Subordinated Notes. Additionally, Hellman & Friedman is permitted to designate one person reasonably acceptable to Nasdaq for nomination as a director of Nasdaq for so long as Hellman & Friedman owns Subordinated Notes and/or shares of Common Stock issued upon conversion representing at least 50% of the shares of Common Stock issuable upon conversion of the Subordinated Notes initially purchased. Nasdaq has elected F. Warren Hellman as a director of Nasdaq pursuant to the foregoing provision. Arthur Rock, a member of the Nasdaq Board, is an indirect limited partner of Hellman & Friedman.

Directors and Officers

        In 2001, Nasdaq made loans to two executive officers, David P. Warren and Dean Furbush, in the amounts of $225,000 and $350,000, respectively, which have been evidenced by promissory notes. The loans were advanced in two stages, $125,000 on May 22, 2001 and $100,000 on August 14, 2001 for Mr. Warren, and $100,000 on May 15, 2001 and $250,000 on June 11, 2001 for Mr. Furbush. Mr. Warren's loan agreement and promissory note was executed on December 28, 2001, and Mr. Furbush's loan agreement and promissory note was executed on December 30, 2001. These full recourse promissory notes are unsecured and bear interest at a rate of 5.13% compounded annually. The full amount of these loans remained outstanding as of December 31, 2001. The outstanding principal together with unpaid interest on each of the promissory notes is due and payable on the earlier of (i) May 1, 2006, (ii) three business days after the applicable executive officer's employment with Nasdaq is terminated by Nasdaq for cause or by the executive officer for any reason, other than his death or disability, (iii) 365 days following the death or disability of the applicable executive officer, (iv) 90 days after the applicable executive officer's employment with Nasdaq is terminated by Nasdaq for any reason, other than on account of cause, death or disability and (v) an event of default with respect to the applicable executive officer. The purpose of each of the loans was for the acquisition of the principal residence of each of the respective executive officers.

        Certain officers of Nasdaq were awarded restricted shares of Nasdaq Japan common stock or options to purchase shares of Nasdaq Japan common stock. See "Security Ownership of Certain Beneficial Owners and Management." In connection with the Equity Plan, officers of Nasdaq received awards of options to purchase shares of Common Stock and/or restricted shares of Common Stock. Non-employee directors are to be awarded 5,000 stock options each year under the Equity Plan. In connection with the ESPP, employees (including employees who are directors) have the opportunity to purchase shares of Common Stock.

        On November 12, 2001, Nasdaq sold an aggregate amount of 535,000 shares of Common Stock to five members of the Nasdaq Board of Directors and 500,000 shares of Common Stock to Hellman & Friedman pursuant to a purchase program for an aggregate offering price of $10,608,750. All of the foregoing shares were sold in a private transaction pursuant to Section 4(2) of the Securities Act. No underwriter was used in these transactions.

SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2002.

THE NASDAQ STOCK MARKET, INC.
By	/s/ RICHARD G. KETCHUM Name: Richard G. Ketchum Title: President and Deputy Chairman

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated as of April 30, 2002.

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

QuickLinks

  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
SUMMARY COMPENSATION TABLE
OPTION/SAR GRANTS IN LAST FISCAL YEAR
AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES
EMPLOYMENT AGREEMENTS
PENSION PLAN TABLE
DIRECTOR COMPENSATION
REPORT OF THE MANAGEMENT COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION
PERFORMANCE GRAPH
  Item 12. Security Ownership of Certain Beneficial Owners and Management.
  Item 13. Certain Relationships and Related Transactions.
SIGNATURES