Form 10-Q
period 2002-03-31
NASDAQ STOCK MARKET INC
filed 2002-05-15
CIK 1120193

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                              to

Commission file number 0-32651

THE NASDAQ STOCK MARKET, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-1165937 (IRS Employer Identification No.)
One Liberty Plaza New York, New York (Address of Principal executive offices)	10006 (Zip code)

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
Yes ☒    No ☐

        As of May 10, 2002, 78,431,873 shares of the Registrant's Common Stock, par value $0.01 per share ("Common Stock"), were outstanding (including shares of restricted Common Stock).

The Nasdaq Stock Market, Inc.
Form 10-Q
For the Quarter Ended March 31, 2002

INDEX

Page Number
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements—(unaudited)
Condensed Consolidated Statements of Income—Three Months Ended March 31, 2002 and 2001	1
Condensed Consolidated Balance Sheets—March 31, 2002 and December 31, 2001	2
Condensed Consolidated Statements of Cash Flows—Three Months Ended March 31, 2002 and 2001	4
Notes to Condensed Consolidated Financial Statements	5
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosure of Market Risk	20
PART II. OTHER INFORMATION
Item 2. Changes in Securities and Use of Proceeds	21
Item 6. Exhibits and Reports on Form 8-K	22
SIGNATURES	23

i

        Forward-looking statements in this Quarterly Report on Form 10-Q are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, The Nasdaq Stock Market, Inc.'s ability to implement its strategic initiatives, economic, political, and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors that are more fully described under the caption "Item 1. Business—Risk Factors" in The Nasdaq Stock Market, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of March 31, 2002. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events, or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

ii

The Nasdaq Stock Market, Inc.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

The Nasdaq Stock Market, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(in thousands, except per share amounts)

	Three months ended
	March 31, 2002	March 31, 2001
Revenues
Transaction Services	$104,705	$110,794
Market Information Services	51,990	63,156
Corporate Client Group Services	43,863	38,304
Other	10,735	10,513

Total revenues	211,293	222,767

Expenses
Compensation and benefits	46,298	39,096
Marketing and advertising	3,822	6,702
Depreciation and amortization	25,303	20,777
Professional and contract services	14,959	16,789
Computer operations and data communications	42,516	41,472
Provision for bad debts	2,115	10,056
Travel, meetings, and training	3,003	3,388
Occupancy	6,913	6,131
Publications, supplies, and postage	2,257	2,845
Other	7,732	7,006

Total direct expenses	154,918	154,262

Support costs from related parties, net	17,674	26,411

Total expenses	172,592	180,673

Net operating income	38,701	42,094
Interest income	3,183	6,170
Interest expense	(3,292)	(480)
Minority interests	2,942	217

Net income before taxes	41,534	48,001
Provision for income taxes	(20,207)	(21,808)

Net income	$21,327	$26,193

Net income applicable to common stockholders:
Net income	$21,327	$26,193
Accretion of preferred stock dividends	2,441	—

Net income applicable to common stockholders	$18,886	$26,193

Basic earnings per common share	$0.19	$0.21

Diluted earnings per common share	$0.18	$0.21

See accompanying notes.

The Nasdaq Stock Market, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	March 31, 2002	December 31, 2001
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$172,411	$293,731
Investments:
Available-for-sale, at fair value	131,678	228,029
Held-to-maturity, at amortized cost	3,050	—
Receivables, net	201,804	194,040
Receivables from related parties	39,241	34,953
Deferred tax asset	50,113	51,170
Other current assets	6,954	13,249

Total current assets	605,251	815,172
Investments:
Held-to-maturity, at amortized cost	25,486	28,569
Property and equipment:
Land, buildings, and improvements	91,548	88,861
Data processing equipment and software	463,464	441,928
Furniture, equipment, and leasehold improvements	176,131	184,572

	731,143	715,361
Less accumulated depreciation and amortization	(358,869)	(336,528)

Total property and equipment, net	372,274	378,833
Non-current deferred tax asset	70,200	74,987
Goodwill	10,138	10,138
Other intangible assets	8,831	9,331
Other assets	13,063	9,221

Total assets	$1,105,243	$1,326,251

See accompanying notes.

The Nasdaq Stock Market, Inc.

Condensed Consolidated Balance Sheets—(continued)

(in thousands, except share amounts)

	March 31, 2002	December 31, 2001
	(Unaudited)
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$112,384	$111,676
Accrued personnel costs	23,561	43,744
Deferred revenue	141,258	65,366
Other accrued liabilities	44,523	47,296
Current obligation under capital lease	4,228	4,454
Due to banks	5,836	11,460
Payables to related parties	37,955	9,556

Total current liabilities	369,745	293,552
Long-term debt:
Senior notes	49,165	48,548
Subordinated notes	240,000	240,000
Non-current obligation under capital lease	10,986	12,125
Accrued pension costs	18,185	24,064
Non-current deferred tax liability	39,597	41,981
Non-current deferred revenue	115,054	121,687
Other liabilities	19,788	20,529

Total long-term liabilities	492,775	508,934
Total liabilities	862,520	802,486
Minority interests	2,956	5,377
Stockholders' equity
Common stock, $.01 par value, 300,000,000 authorized, shares issued: 130,291,126 at March 31, 2002 and 130,161,823 at December 31, 2001; shares outstanding: 78,038,913 at March 31, 2002 and 111,700,285 at December 31, 2001	1,303	1,302
Preferred stock, 30,000,000 authorized, Series A: 1,338,402 shares issued and outstanding; Series B: 1 share issued and outstanding	126,516	—
Additional paid-in capital	356,372	348,457
Common stock in treasury, at cost: 52,252,213 at March 31, 2002 and 18,461,538 shares at December 31, 2001	(669,454)	(240,000)
Accumulated other comprehensive income	(8,804)	(6,976)
Deferred stock compensation	(2,874)	(3,350)
Common stock issuable	4,932	6,065
Retained earnings	431,776	412,890

Total stockholders' equity	239,767	518,388

Total liabilities, minority interests, and stockholders' equity	$1,105,243	$1,326,251

See accompanying notes.

The Nasdaq Stock Market, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three months ended
	March 31, 2002	March 31, 2001
Reconciliation of net income to cash provided by operating activities
Net income	$21,327	$26,193
Non-cash items included in net income:
Depreciation and amortization	25,303	20,777
Amortization of restricted stock awards and other stock-based compensation	1,309	426
Minority interests	(2,942)	(217)
Provision for bad debts	2,115	10,056
Loss from equity-method affiliates	5,360	3,584
Deferred taxes	3,460	238
Other non-cash items included in net income	(2,034)	6,435
Net change in:
Receivables, net	(9,879)	(47,639)
Receivables from related parties	(4,288)	(32,592)
Other current assets	6,295	(716)
Other assets	(887)	(3,976)
Accounts payable and accrued expenses	708	(11,344)
Accrued personnel costs	(18,997)	(22,608)
Deferred revenue	69,259	52,192
Other accrued liabilities	(2,773)	19,310
Obligation under capital leases	(1,365)	1,381
Payables to related parties	28,169	(428)
Accrued pension costs	(5,879)	2,013
Other liabilities	(2,551)	13,552

Cash provided by operating activities	111,710	36,637
Cash flow from investing activities
Proceeds from redemptions of available-for-sale investments	163,512	62,925
Purchases of available-for-sale investments	(67,863)	(126,793)
Purchases of held-to-maturity investments	—	(125)
Acquisition, net of cash acquired	—	268
Capital contribution to Nasdaq LIFFE joint venture	(8,400)	—
Purchases of property and equipment	(29,861)	(32,963)
Proceeds from sales of property and equipment	11,925	3,349

Cash provided by (used in) investing activities	69,313	(93,339)
Cash flow from financing activities
Decrease in due to banks	(5,624)	(4,132)
Proceeds from Phase II private placement offering	—	63,688
Payments for treasury stock purchases	(305,155)	—
Increase in long-term debt	1,515	—
Purchase of minority interests in Nasdaq Europe Planning Company Limited	—	(20,000)
Issuances of common stock	54	—
Issuances of subsidiary stock	1,298	—
Contribution from the NASD	5,569	—

Cash (used in) provided by financing activities	(302,343)	39,556
Decrease in cash and cash equivalents	(121,320)	(17,146)
Cash and cash equivalents at beginning of period	293,731	262,257

Cash and cash equivalents at end of period	$172,411	$245,111

Supplemental Disclosure of Non-Cash Flow Activities:
Payments for treasury stock purchases with issuance of preferred stock	$124,075	$—

See accompanying notes.

The Nasdaq Stock Market, Inc.

Notes to Condensed Consolidated Financial Statements

1. Organization and Nature of Operations

        The Nasdaq Stock Market, Inc. ("Nasdaq"), operates the world's largest electronic, screen-based equity securities market and the world's largest equity securities market based on share volume. Nasdaq is the parent company of Nasdaq Global Holdings ("Nasdaq Global"); Quadsan Enterprises, Inc. ("Quadsan"); Nasdaq Tools, Inc. ("Nasdaq Tools"); Nasdaq Financial Products Services, Inc. ("Nasdaq Financial Products"), formerly Nasdaq Investment Product Services, Inc.; Nasdaq International Market Initiatives, Inc. ("NIMI"); Nasdaq Canada, Inc. ("Nasdaq Canada"); and Nasdaq European Planning Company, Limited ("Nasdaq Europe Planning") collectively referred to as "Nasdaq". These entities are wholly-owned by Nasdaq. As of March 31, 2002, Nasdaq also owns an approximate 59.3% majority interest in Nasdaq Europe S.A./N.V. ("Nasdaq Europe"), and a 50.0% interest in Nasdaq LIFFE Markets, LLC ("Nasdaq LIFFE").

        Nasdaq Global, which is incorporated in Switzerland, is the holding company for Nasdaq's investments in IndigoMarketssm Ltd. ("IndigoMarkets") and Nasdaq Japan, Inc. ("Nasdaq Japan"), in which Nasdaq Global had 55.0% and 39.7% interests, respectively, as of March 31, 2002. Quadsan is a Delaware investment holding company that provides investment management services for Nasdaq. Nasdaq Tools provides software products and services related to the broker-dealer industry to be used in conjunction with Nasdaq Workstation II software. Nasdaq Financial Products is the sponsor of the Nasdaq-100 Trust. NIMI offers a variety of consulting services to assist emerging and established securities markets around the world with both technology applications and regulation. Nasdaq Canada was created to develop a new securities market within Canada under a cooperative agreement with the Provincial Government of Quebec. Nasdaq Europe Planning was formed to expand Nasdaq into the European community; however, it has been inactive due to the purchase of Nasdaq Europe. Nasdaq Europe is a pan-European market headquartered in Brussels.

        Nasdaq operates in one segment as defined in the Statement of Financial Accounting Standards ("SFAS") No. 131 "Disclosures About Segments of an Enterprise and Related Information." Nasdaq uses a multiple market maker system to operate an electronic, screen-based equity market. Nasdaq's principal business products are Transaction Services, Market Information Services, and Corporate Client Group Services (formerly Issuer Services). The majority of this business is transacted with companies listed on The Nasdaq Stock Market®, market data vendors, and firms in the broker-dealer industry within the United States.

        All material intercompany accounts and transactions have been eliminated in consolidation. Nasdaq's financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") with respect to the Form 10-Q and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Pursuant to such rules and regulations, certain footnote disclosures, which are normally required under generally accepted accounting principles, have been omitted. It is recommended that these financial statements be read in conjunction with the Consolidated Financial Statements included in Nasdaq's Annual Report filed on Form 10-K for the year ended December 31, 2001.

        The nature of Nasdaq's business is such that the results of any interim period may vary significantly from quarter to quarter and may not be indicative of the results to be expected for the fiscal year. Certain prior period amounts reflect reclassifications to conform to the current period's presentation.

2. Significant Transactions

Repurchase of Shares from the NASD

        On March 8, 2002, Nasdaq completed a two-stage repurchase (the "Repurchase") of 33,768,895 shares of Nasdaq's common stock, par value $0.01 per share ("Common Stock") owned by the National Association of Securities Dealers, Inc. (the "NASD"), which represented all of the remaining outstanding shares of Common Stock owned by the NASD, except for the 43,225,976 shares of Common Stock underlying the warrants issued by the NASD as part of its restructuring of the ownership in Nasdaq (the "Restructuring"). Nasdaq purchased the Common Stock for $305.2 million in aggregate cash consideration, 1,338,402 shares of Nasdaq's Series A Cumulative Preferred Stock (face and liquidation value of $100 per share, plus any accumulated unpaid dividends), and one share of Nasdaq's Series B Preferred Stock, (face and liquidation value of $1.00 per share). The NASD owns all of the outstanding shares of Series A and Series B Preferred Stock. All of the shares of Common Stock repurchased by Nasdaq from the NASD are no longer outstanding.

        Dividends payable to the NASD on the Series A Preferred Stock do not begin accruing until March 2003. The Series A Preferred Stock carries a 7.6% dividend rate for the year commencing March 2003 and 10.6% in all years commencing after March 2003; payable at the discretion of Nasdaq's Board of Directors. Shares of Series A Preferred Stock do not have voting rights, except for the right as a class to elect two new directors to the Board of Directors anytime distributions on the Series A Preferred Stock are in arrears for four consecutive quarters and as otherwise required by Delaware law. The Series B Preferred Stock does not pay dividends. Series B Preferred Stock entitles the NASD to cast the number of votes that, together with all other votes that the NASD is entitled to vote by virtue of ownership, proxies or voting trusts, enables the NASD to cast one vote more than one-half of all votes entitled to be cast by stockholders. If Nasdaq obtains Exchange Registration, the share of Series B Preferred Stock will automatically lose its voting rights and will be redeemed by Nasdaq. Nasdaq may redeem the shares of Series A Preferred Stock at any time after Exchange Registration and is required to use the net proceeds from an initial public offering ("IPO"), and upon the occurrence of certain other events, to redeem all or a portion of the Series A Preferred Stock.

Phase II Private Placement

        The NASD's plan to broaden the ownership in Nasdaq through the Restructuring was initially executed through a two-phase private placement by (1) Nasdaq of newly-issued shares of Common Stock, and (2) the NASD of shares of outstanding Common Stock and warrants to purchase outstanding shares of Common Stock owned by the NASD. The second phase of the private placement closed on January 18, 2001 with Nasdaq selling approximately 5.0 million shares, yielding net proceeds of approximately $63.7 million.

Other Restructuring Related Transations

        In conjunction with settling various issues associated with the Restructuring, the NASD made a payment to Nasdaq in the amount of $5.6 million during the three months ended March 31, 2002. Nasdaq treated the payment as a contribution and reflected it in additional paid-in capital on its Condensed Consolidated Balance Sheet.

Nasdaq Europe S.A./N.V.

        On March 27, 2001, Nasdaq acquired a majority ownership interest in the European Association of Securities Dealers Automated Quotation S.A./N.V., a pan-European stock market headquartered in Brussels, for approximately $12.5 million. Nasdaq has renamed the company Nasdaq Europe S.A./N.V. ("Nasdaq Europe") as part of a plan to restructure it into a globally linked, pan-European market. Nasdaq's acquisition was accounted for under the purchase method of accounting, resulting in the initial recording of goodwill of approximately $4.7 million. During 2001, Nasdaq purchased an additional 2.0% ownership of Nasdaq Europe for approximately $6.0 million, resulting in the recording of additional goodwill of approximately $2.2 million. Also during 2001, Nasdaq sold 1.2% of its ownership in Nasdaq Europe to a third party as part of the repurchase of the ownership interests in Nasdaq Europe Planning described below. The sale resulted in the write-off of approximately $0.5 million in goodwill. In the first quarter of 2002, Nasdaq Europe sold an additional 7,211 shares to a third party, resulting in an increase of $0.7 million to Nasdaq's stockholders' equity to reflect its adjusted share of the book value of Nasdaq Europe.

Nasdaq Europe Planning Company Limited

        In February 2000, the NASD formed a joint venture, Nasdaq Europe Planning, with three partners, whereby each partner contributed $10.0 million in cash. Nasdaq Europe Planning's proposed joint venture did not occur due to a strategic decision to pursue a strategy for European expansion through the acquisition in March 2001 of a controlling interest in Nasdaq Europe rather than through Nasdaq Europe Planning. As a result, Nasdaq agreed to repurchase the ownership interests of the three other shareholders in Nasdaq Europe Planning for $10.0 million each, thereby unwinding the joint venture. The repurchase of two of the shareholders was completed in the first quarter of 2001 for cash payments of $10.0 million each. The repurchase from the third shareholder was completed in the fourth quarter of 2001 for aggregate consideration estimated at $10.0 million, comprised of cash of $7.4 million, a warrant to purchase up to 479,648 shares of Common Stock, and 7,211 shares of Nasdaq Europe.

Nasdaq LIFFE Markets, LLC

        In March 2001, Nasdaq entered into a non-binding letter of intent with the London International Financial Futures and Options Exchange ("LIFFE") to create a U.S. joint venture company to list and trade single stock futures. A formal agreement creating the joint venture Nasdaq LIFFE was signed on June 1, 2001. During the first quarter of 2002, Nasdaq made additional contributions to Nasdaq LIFFE of $8.4 million.

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

        For the three months ended March 31, 2002 and 2001, Nasdaq recognized $9.1 million and $12.3 million in revenue, respectively, that was included in the cumulative effect adjustment as of January 1, 2000. This revenue contributed $5.5 million (after income taxes of $3.6 million) and $7.4 million (after income taxes of $4.9 million) to net income for the three months ended March 31, 2002 and 2001, respectively.

4. Deferred Revenue

        Nasdaq's deferred revenue as of March 31, 2002 related to Corporate Client Group Services fees will be recognized in the following years:

	Initial	LAS	Annual and Other	Total
	(amounts in thousands)
Fiscal year ended:
2002	$23,674	$26,033	$76,452	$126,159
2003	27,582	28,709	—	56,291
2004	22,856	18,158	—	41,014
2005	16,552	8,272	—	24,824
2006 and thereafter	7,764	260	—	8,024

	$98,428	$81,432	$76,452	$256,312

        Nasdaq's deferred revenue for the three months ended March 31, 2002 and 2001 are reflected in the following tables. The additions reflect Corporate Client Group Service fees charged during the quarter while the amortization reflects the Corporate Client Group Services revenues recognized during the period based on the accounting methodology described in Note 3 above.

	Initial	LAS	Annual and Other	Total
	(amounts in thousands)
Balance at January 1, 2002	$104,629	$82,424	$—	$187,053
Additions	2,300	8,322	102,500	113,122
Amortization	(8,501)	(9,314)	(26,048)	(43,863)

Balance at March 31, 2002	$98,428	$81,432	$76,452	$256,312

	Initial	LAS	Annual and Other	Total
	(amounts in thousands)
Balance at January 1, 2001	$127,693	$76,651	$—	$204,344
Additions	3,711	4,409	82,570	90,690
Amortization	(9,029)	(8,813)	(20,462)	(38,304)

Balance at March 31, 2001	$122,375	$72,247	$62,108	$256,730

5. Long-term Debt

        During the three months ended March 31, 2002, Nasdaq's long-term senior debt increased by $0.6 million to $49.2 million. The increase reflects additional borrowings by Nasdaq Europe of $1.5 million (Euro 1.7 million), net of the effects of foreign currency exchange rate fluctuations. These additional borrowings bear interest at 1.0% above LIBOR and mature in 2004. Long-term senior debt at March 31, 2002 scheduled to mature in 2003 totaled $9.2 million.

        Long-term subordinated debt reflects $240.0 million of 4% convertible subordinated debentures due 2006 (the "Subordinated Notes") sold to Hellman & Friedman Capital Partners IV, L.P. and certain of its affiliated limited partnerships (collectively, "Hellman & Friedman") during 2001. The annual 4% coupon will be payable in arrears in cash and the Subordinated Notes will be convertible at any time into an aggregate of 12.0 million shares of Common Stock at $20.00 per share, subject to adjustment, in general, for any stock split, dividend, combination, recapitalization or other similar event. On an as-converted basis as of March 31, 2002, Hellman & Friedman owns an approximate 13.8% equity interest in Nasdaq.

6. Goodwill and Intangible Assets

        In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but instead are tested for impairment at least annually. SFAS 142 is required to be applied starting with fiscal years beginning after December 15, 2001. Nasdaq adopted SFAS 142 in the first quarter of fiscal 2002.

        The cost of acquired companies in excess of the fair value of net assets at acquisition date is recorded as goodwill. At March 31, 2002, Nasdaq had goodwill of $10.1 million related to its acquisitions of Nasdaq Europe and Nasdaq Tools. During the quarter ended March 31, 2002, Nasdaq completed the initial transitional goodwill impairment test as required. No impairment of goodwill was recognized as a result of this initial impairment test.

        Intangible assets with a definite life continue to be amortized over the estimated useful life. At March 31, 2002 and December 31, 2001, Nasdaq has intangible assets of $8.8 million and $9.3 million (net of accumulated amortization of $5.1 million and $4.6 million), respectively.

        Through December 31, 2001, goodwill was amortized over periods of five to 10 years on a straight-line basis. The following table presents a reconciliation of the reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization, net of the related income tax effect:

	Three months ended March 31,
	2002	2001
	(amounts in thousands, except per share data)
Reported net income	$21,327	$26,193
Add back: Goodwill amortization	—	197

Adjusted net income	$21,327	$26,390

Basic earnings per share:
Reported net income	$0.19	$0.21
Add back: Goodwill amortization	—	0.00

Adjusted net income	$0.19	$0.21

Diluted earnings per share:
Reported net income	$0.18	$0.21
Add back: Goodwill amortization	—	0.00

Adjusted net income	$0.18	$0.21

7. Commitments and Contingencies

        In November 1997, Nasdaq entered into a $600.0 million six-year agreement with WorldCom to replace the existing data network that connects the Nasdaq market facilities to market participants. As part of the agreement, Nasdaq gave an $8.0 million deposit to WorldCom in order to guarantee certain usage levels. Nasdaq guaranteed WorldCom that the market participants would generate a minimum of $300.0 million in usage under the contract. Under the contract, the deposit is refundable if certain higher service usage is achieved. Nasdaq expects to generate the minimum guaranteed level of service usage under the contract. However, Nasdaq is currently renegotiating the contract with WorldCom, and as part of that negotiation, believes that it is unlikely that the deposit will be returned. As of March 31, 2002, the deposit of $8.0 million has been fully reserved.

        Nasdaq has agreed to fund a portion of the necessary expenses related to the separation of software, hardware, and data under a plan to transition technology applications and support from Nasdaq to the American Stock Exchange, LLC ("Amex"). The NASD originally integrated certain

Nasdaq and Amex technology subsequent to the 1998 acquisition of Amex by the NASD. The total estimated cost of the separation has been established at a maximum of $29.0 million, and is to be shared evenly between Nasdaq and the NASD. In 2001, Nasdaq accrued $9.2 million under this commitment and expects to fund this commitment up to $14.5 million in the future.

        Nasdaq has a loan commitment to Nasdaq Japan for $5.0 million, of which $2.8 million was loaned in 2001 and the remainder is expected to be loaned in 2002. No additional amounts were loaned during the three months ended March 31, 2002.

        Nasdaq made $2.0 million of capital contributions to the Nasdaq LIFFE joint venture in 2001 and another $8.4 million in the first quarter of 2002. Other contributions are expected in 2002 and 2003, up to the approved $25.0 million.

        In March 2000, Nasdaq entered into an agreement with Primex Trading N.A., LLC ("Primex") in which the Primex Auction System™ would be operated as a facility of The Nasdaq Stock Market for the trading of Nasdaq and exchange-listed securities. Under the agreement, Nasdaq is required to pay Primex a monthly licensing fee as well as a transaction fee for each trade executed in the Primex Auction System™. Fees are not being collected from participants and payments are not being made to Primex during the pilot period, which is expected to expire on June 30, 2002.

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

8. Comprehensive Income

        Comprehensive income is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." Comprehensive income is composed of net income and other comprehensive income, which includes the after-tax change in unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments. The following table outlines the components of other comprehensive income for the three months ended March 31, 2002 and 2001:

	Three months ended March 31,
	2002	2001
	(amounts in thousands)
Net income	$21,327	$26,193
Unrealized (losses) gains on available-for-sale securities	(1,245)	3,519
Foreign currency translation adjustment	(583)	(1,149)

Total comprehensive income	$19,499	$28,563

9. Capital Stock and Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share.

	Three months ended March 31,
	2002	2001
	(amounts in thousands, except share and per share data)
Numerator:
Net income	$21,327	$26,193
Accretion of preferred stock dividends	(2,441)	—

Net income applicable to common stockholders	$18,886	$26,193

Numerator for basic earnings per share	$18,886	$26,193
Interest impact of convertible debt, net of tax	1,459	—

Numerator for diluted earnings per share	$20,345	$26,193

Denominator:
Weighted average shares	100,504,982	127,742,659
Denominator for basic earnings per share	100,504,982	127,742,659

Effect of dilutive securities:
Employee stock options	121,682	—
Employee restricted stock	183,623	32,757
Convertible debt assumed converted into Common Stock	12,000,000	—

Denominator for diluted earnings per share	112,810,287	127,775,416

Basic earnings per share	$0.19	$0.21

Diluted earnings per share	$0.18	$0.21

        For the three month period ended March 31, 2002 the Subordinated Notes were assumed to be converted into 12,000,000 shares of Common Stock, on a weighted average basis, since basic earnings per share exceeded interest (net of tax) per share obtainable upon conversion.

        Options to purchase 10,235,615 shares of Common Stock and 479,648 shares of Common Stock underlying warrants were outstanding at March 31, 2002, but were not included in the computation of earnings per share as their inclusion would be antidilutive.

10. Subsequent Events

        On May 9, 2002, Nasdaq issued and sold $150.0 million in aggregate principal amount of its 5.83% senior notes due 2007 ("Senior Notes") in a private placement. The Senior Notes are unsecured, pay interest quarterly, and may be redeemed by Nasdaq at any time, subject to a prepayment premium equal to 50 basis points plus the yield on a U.S. Treasury obligation having a final maturity corresponding with the remaining average life of the Senior Notes. The proceeds from the Senior Notes, approximately $149.0 million after payment of placement agent commissions and expenses of this offering, were used to fund a portion of the cash consideration paid to the NASD in the Repurchase (see Note 2) and for general corporate purposes.

The Nasdaq Stock Market, Inc.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion of the financial condition and results of operations of Nasdaq should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.

Business Environment

        The slight rebound in trading activity experienced by U.S. equity markets in the fourth quarter of 2001 slowed during the first quarter of 2002. The slowed growth in trading activity, coupled with additional competitive and economic pressures, continued to negatively impact Nasdaq's primary revenue drivers. Average daily share volume in the first quarter of 2002 was 1.82 billion shares compared to 2.14 billion shares in the same period of 2001—a 15% decline. It is important to note that the adoption of the Riskless Principal Trade Reporting Rule (February 2001) and the movement by some market participants, particularly those doing institutional trading, to a commission-based model (beginning in January 2002) resulted in lower reported share volume without an equivalent impact on Nasdaq's revenues. Under Riskless Principal Trade Reporting rules, certain institutional market participants no longer report to Nasdaq certain transactions with their customers. Riskless Principal Trade Reporting reduces the number of trade reports publicly disseminated by Nasdaq. Similarly, the adoption of commission-based agency trading reduces the number of trades reported to Nasdaq.

        In 2002, cost-saving initiatives at investment firms led to decreased demand for Nasdaq's access services and market data. Thus, despite an increase in the shares traded in Nasdaq's transaction systems, revenue from Transaction Services declined. In addition, there is continued threat of some competitive attrition of Nasdaq's market share. Some electronic communication networks ("ECNs"), which have traditionally relied on Nasdaq's execution and reporting systems, have allied themselves with regional exchanges or are seeking to establish themselves as national securities exchanges and will compete with Nasdaq for trade reporting, fees from price and transaction information sold to data vendors and possibly even listings business.

        Economic pressures also continued to negatively impact the market for initial public offerings ("IPOs"). In the first quarter of 2002, Nasdaq had seven IPOs compared to 13 in the first quarter of 2001. There were gains in secondary offerings, which were up 60% from 34 in the first quarter of 2001 to 54 in the first quarter of 2002. In January 2002, Nasdaq implemented increased annual fees for listed companies, which resulted in higher overall revenue from Corporate Client Group Services in the first quarter of 2002 compared to the same period of 2001, despite the slow market for IPOs. The slow pace of economic recovery may continue to limit trading activity and revenue growth in the near term.

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

        For the three months ended March 31, 2002 and 2001, Nasdaq recognized $9.1 million and $12.3 million in revenue, respectively, that was included in the cumulative effect adjustment as of January 1, 2000. This revenue contributed $5.5 million (after income taxes of $3.6 million) and $7.4 million (after income taxes of $4.9 million) to net income for the three months ended March 31, 2002 and 2001, respectively.

Results of Operations

For the Three Months Ended March 31, 2002 and 2001

        Financial Overview.    Nasdaq reported net income of $21.3 million for the quarter ended March 31, 2002, representing a decrease of $4.9 million or 18.7% from net income of $26.2 million for the quarter ended March 31, 2001. Nasdaq's financial position can vary due to a number of factors discussed throughout this "Management's Discussion and Analysis of Financial Conditions and Results of Operation" and in "Item 1. Business—Risk Factors" as filed in The Nasdaq Stock Market, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001. The following table sets forth an overview of Nasdaq's financial results:

	Three months ended March 31,
	2002	2001
	($ in millions, except per share amounts)
Total revenue	$211.3	$222.8
Pre-tax income	41.5	48.0
Net income	21.3	26.2
Net income applicable to common stockholders	18.9	26.2
Basic earnings per common share	0.19	0.21
Diluted earnings per common share	0.18	0.21
Return on average common equity	6.0%	3.8%

Revenues

        For the quarter ended March 31, 2002, Nasdaq's revenues of $211.3 decreased $11.5 million or 5.2% from $222.8 million for the quarter ended March 31, 2001.

        The following table sets forth total revenues:

	Three months ended March 31,
	2002	2001
	($ in millions)
Transaction Services	$104.7	$110.8
Market Information Services	52.0	63.2
Corporate Client Group	43.9	38.3
Other	10.7	10.5

Total Revenue	$211 .3	$222.8

Transaction Services

        The following table sets forth the revenue from Transaction Services:

	Three months ended March 31,
	2002	2001
	($ in millions)
Workstation II and Application Programming Interfaces	$32.8	$36.3
SuperSoes Execution System	29.0	0.0
SelectNet Execution System	11.2	32.4
SOES Execution System	0.0	9.7
ACT Automated Service	20.6	25.1
Computer-to-Computer Interface ("CTCI")	4.4	2.4
Other Transaction Services Revenue	6.7	4.9

Total Transaction Services Revenue	$104.7	$110.8

        For the quarter ended March 31, 2002, Transaction Services revenues of $104.7 million decreased $6.1 million from $110.8 million for the quarter ended March 31, 2001, a decrease of 5.5%.

        The Nasdaq Workstation II, along with application programming interfaces, is the trader's direct connection to Nasdaq's quote and trade execution facilities, providing access to quotation services, automated trade executions, real-time reporting, trade negotiations and clearing. This access device provided revenues of $32.8 million, a decrease of $3.5 million or 9.6% for the quarter ended March 31, 2002 from $36.3 million for the quarter ended March 31, 2001. This decrease is primarily due to a decrease in the number of trader log-ons, reflecting the downturn in the trading environment. Nasdaq Workstation II fees are charged monthly based upon the number of authorized logon identifications.

        In total, Nasdaq's three execution systems, SuperSoes, SelectNet, and SOES, provided revenues of $40.2 million, a decrease of $1.9 million or 4.5% for the quarter ended March 31, 2002 from $42.1 million for the quarter ended March 31, 2001.

        On July 30, 2001, Nasdaq fully implemented SuperSoes. SuperSoes is designed to provide capability for automatic execution of buy and sell orders for market makers, ECNs and institutional and retail customers, as well as streamline Nasdaq's transaction systems. SuperSoes combines features of the existing SelectNet and SOES execution systems and is only available for securities listed on The Nasdaq National Marketsm tier of The Nasdaq Stock Market. Securities listed on The Nasdaq SmallCap Marketsm continue to be traded through SOES and SelectNet. SuperSoes has resulted in the migration of significant transaction volume, and its corresponding revenue, from SelectNet and SOES to SuperSoes. SuperSoes revenues were $29.0 million for the quarter ended March 31, 2002. SuperSoes charges execution fees on a per share basis.

        The SelectNet execution system provided revenues of $11.2 million, a decrease of $21.2 million or 65.4% for the quarter ended March 31, 2002 from $32.4 million for the quarter ended March 31, 2001, due to a decrease in trade volume related to the introduction of SuperSoes. SelectNet fees are charged on a per transaction basis.

        During the quarter ended March 31, 2001, SOES provided revenues of $9.7 million. Due to the migration to SuperSoes, SOES accounted for less than 1% of revenues for the quarter ended March 31, 2002.

        ACT, an automated service that provides the post-execution steps of reporting price, volume comparison and clearing of pre-negotiated trades as well as risk management services, provided revenues of $20.6 million, a decrease of $4.5 million or 17.9% for the quarter ended March 31, 2002 from $25.1 million for the quarter ended March 31, 2001, due to reductions of fees for one type of trade report as well as decreased demand for certain trade reporting functionality. ACT fees are primarily charged on a per transaction basis.

        Nasdaq provides CTCI for users to report trades, enter orders into SuperSoes and receive execution messages. The CTCI links market participants' automated systems to Nasdaq. This interface has recently been upgraded to a new protocol and delivers increased line speeds. CTCI provided revenues of $4.4 million, an increase of $2.0 million or 83% for the quarter ended March 31, 2002, from $2.4 million for the quarter ended March 31, 2001. New fees associated with the upgraded interface are driving the increase in revenues. Users are charged a monthly fee based upon the bandwidth of the line.

Market Information Services

        The following table sets forth the revenue from Market Information Services:

	Three months ended March 31,
	2002	2001
	($ in millions)
Level 1 Service	$36.6	$38.8
Nasdaq InterMarket Tape	10.1	8.3
Unlisted Trading Privileges ("UTP")	(2.8)	(1.3)
Nasdaq Data Revenue Sharing	(4.9)	—
Nasdaq Quotation Dissemination Service ("NQDS")	9.2	15.6
Other Market Information Services Revenue	3.8	1.8

Total Market Information Services Revenue	$52.0	$63.2

        For the quarter ended March 31, 2002, market information revenues of $52.0 million decreased $11.2 million or 17.7% from $63.2 million for the quarter ended March 31, 2001.

        Nasdaq's Level 1 service provides subscribers with the current inside quote and the most recent price at which the last sale or purchase was transacted for a specific security. Fees for professional users are based on monthly subscriptions to terminals or access lines. Non-professional users have the option to access this information through either a flat monthly rate or a per query usage charge. Level 1 revenues decreased by approximately $2.2 million or 5.7% to $36.6 million for the quarter ended March 31, 2002 from $38.8 million for the quarter ended March 31, 2001. This reduction in revenues is due primarily to an overall decrease in demand for professional and non-professional service.

        Nasdaq InterMarket tape revenues are derived from data revenue generated by the Consolidated Quotation Plan and the Consolidated Tape Association Plan (collectively, "CQ/CTA Plans"). The information collected under the CQ/CTA Plans is sold to data vendors, who in turn sell it to the public. Nasdaq's InterMarket tape revenue is directly related to both the percentage of trades in exchange listed securities that are reported through the CQ/CTA Plans and the size of the revenue sharing pool. Nasdaq InterMarket tape revenues increased by approximately $1.8 million or 21.7% to $10.1 million for the quarter ended March 31, 2002, from $8.3 million for the quarter ended March 31, 2001, primarily due to an increase in the total Nasdaq InterMarket transactions reported in AMEX listed securities.

        Nasdaq shares revenue from the sale of tape data in two manners. First, through the UTP Plan, Nasdaq shares revenue with regional exchanges that are members of the plan and that trade Nasdaq securities. UTP participants are paid based on the total shares and trades that they execute as a percentage of all shares and trades executed in Nasdaq securities. For the period ending March 31, 2002, Nasdaq revenue sharing with UTP participants increased $1.5 million or 115.4% to $2.8 million for the quarter ended March 31, 2002 from $1.3 million for the quarter ended March 31, 2001. The increase is due primarily to the trade reporting activity from the Cincinnati Stock Exchange, which was not a UTP participant in the first quarter of 2001.

        Nasdaq also shares tape data revenue with its members based on their share of trades reported to Nasdaq. This revenue sharing plan was introduced in the first quarter of 2002 to provide Nasdaq members with the opportunity to share in the revenue generated from the sale of tape data to vendors. Nasdaq shared $4.9 million in tape data revenue with its members in the first quarter of 2002. The data revenue sharing program is part of a larger strategy to compete with UTP exchanges and provide proper incentive for our members to continue to fully utilize Nasdaq's Transaction Services.

        NQDS provides subscribers with the best quotes of each individual market maker and ECN, in addition to the inside quotes and last transaction prices. NQDS revenues decreased by approximately $6.4 million or 41.0% to $9.2 million for the quarter ended March 31, 2002 from $15.6 million for the quarter ended March 31, 2001. This reduction reflects the introduction of the new reduced non-professional service fee and a decrease in the number of professional and non-professional terminals. NQDS revenues are derived from monthly subscriptions.

Corporate Client Group Services

        The following table sets forth the revenue from Corporate Client Group Services:

	Three months ended March 31,
	2002	2001
	($ in millions)
Annual renewal fee revenue	$25.8	$20.5
Listing additional shares revenue	9.3	8.8
Initial listing revenue	8.5	9.0
Other Corporate Client Group Services revenue	0.3	0.0

Total Corporate Client Group Services revenue	$43.9	$38.3

        Corporate Client Group Services revenues increased to $43.9 million for the quarter ended March 31, 2002 from $38.3 million for the quarter ended March 31, 2001, an increase of $5.6 million or 14.6%.

        Corporate Client Group Services revenues are primarily derived from fees for annual renewal fees, LAS, and initial listings for companies listed on The Nasdaq Stock Market. Fees are generally calculated based upon total shares outstanding for the issuing company. These fees are initially deferred and amortized over the estimated periods for which the services are provided. Revenues from initial listings and LAS are amortized over six and four years, respectively, and annual fees are amortized on a pro-rata basis over the calendar year.

        Annual renewal fee revenues increased by $5.3 million or 25.9% to $25.8 million for the quarter ended March 31, 2002 from $20.5 million for the quarter ended March 31, 2001. This increase is directly related to the introduction in January 2002 of a revised rate structure for annual renewal fees.

        LAS revenue increased $0.5 million or 5.7% to $9.3 million in the quarter ended March 31, 2002 from $8.8 million in the quarter ended March 31, 2001. Initial listing revenues decreased $0.5 million or 5.6% to $8.5 million in the quarter ended March 31, 2002 from $9.0 million in the quarter ended March 31, 2001.

        Initial listings on The Nasdaq Stock Market, including IPO activity, declined from 37 companies in the first quarter of 2001 to 25 companies in the first quarter of 2002. On a cash basis, initial listing fees in the quarter decreased $1.4 million or 37.8% from $3.7 million in the quarter ended March 31, 2001 to $2.3 million in the quarter ended March 31, 2002. On a cash basis, LAS fees charged in the quarter increased $3.9 million or 88.6% from $4.4 million in the quarter ended March 31, 2001 to $8.3 million in the quarter ended March 31, 2002.

Other Revenues

        Other revenues for the quarter ended March 31, 2002 totaled $10.7 million, substantially unchanged from $10.5 million for the quarter ended March 31, 2001. Other revenues primarily include trademark and licensing revenues related to the Nasdaq-100 Trust and related products. Nasdaq earns revenues based on the licensing of the Nasdaq brand name as well as the asset size of the Nasdaq-100 Trust, a unit investment trust that holds shares of the top 100 U.S. and international non-financial stocks listed on The Nasdaq Stock Market that comprise the Nasdaq-100 Index.

Direct Expenses

	Three months ended March 31,
	2002	2001
	($ in millions)
Compensation and benefits	$46.3	$39.1
Marketing and advertising	3.8	6.7
Depreciation and amortization	25.3	20.8
Professional and contract services	15.0	16.8
Computer operations and data communications	42.5	41.5
Provision for bad debts	2.1	10.1
Travel, meetings and training	3.0	3.4
Occupancy	6.9	6.1
Publications, supplies and postage	2.3	2.8
Other	7.7	7.0

Total direct expenses	$154.9	$154.3

        Direct expenses increased $0.6 million to $154.9 million for the quarter ended March 31, 2002 from $154.3 million for the quarter ended March 31, 2001.

        Compensation and benefits expense increased $7.2 million or 18.4% to $46.3 million for the quarter ended March 31, 2002 from $39.1 million for the quarter ended March 31, 2001. This increase is due to a number of factors, including the transfer of positions from the NASD associated with Nasdaq's restructuring as an independent company. Direct expenses for the quarter ended March 31, 2002 also include $2.8 million of compensation and benefits related to employees of Nasdaq Europe, which was not purchased until March 27, 2001. In addition, Nasdaq reduced its headcount in the first quarter of 2002 as a result of the economic conditions. This reduction resulted in $0.9 million in severance expenses for the three months ended March 31, 2002.

        Marketing and advertising expense decreased to $3.8 million for the quarter ended March 31, 2002 from $6.7 million for the quarter ended March 31, 2001, a decrease of $2.9 million or 43.3%. The higher advertising expenses in 2001 reflect the carryover of Nasdaq's fourth quarter 2000 advertising campaign, which included sponsorship of NFL shows on CBS.

        Depreciation and amortization expense increased $4.5 million or 21.6% to $25.3 million for the quarter ended March 31, 2002 from $20.8 million for the quarter ended March 31, 2001. This is largely due to $2.1 million of depreciation and amortization expense during the quarter ended March 31, 2002 related to Nasdaq Europe, which was not consolidated until March 27, 2001.

        Professional and contract services expense decreased to $15.0 million for the quarter ended March 31, 2002 from $16.8 million for the quarter ended March 31, 2001, a decrease of $1.8 million or 10.7%. This decrease is primarily due to reduced spending for SuperMontage development. SuperMontage is an improved user interface designed to redefine how market participants can access, process, display, and integrate orders and quotes in The Nasdaq Stock Market.

        Computer operations and data communications expense increased to $42.5 million for the quarter ended March 31, 2002 from $41.5 million for the quarter ended March 31, 2001, an increase of $1.0 million or 2.4%. This increase is a result of new leases on Unisys system hardware and Tandem processor hardware to prepare for the potential increases in volume resulting from implementation of SuperMontage.

        The provision for bad debts decreased $8.0 million or 79.2% to $2.1 million for the quarter ended March 31, 2002 from $10.1 million for the quarter ended March 31, 2001. This decrease is primarily due to the provision for the bankruptcy filing by Bridge Information Systems, Inc. reflected in the first quarter results of 2001.

        The remaining direct expenses increased $0.6 million or 3.1% from $19.3 million for the quarter ended March 31, 2001 to $19.9 million for the quarter ended March 31, 2002. Included in other expenses are losses on equity investments, Nasdaq Japan and Nasdaq LIFFE, for the three months ended March 31, 2002 of $5.4 million versus $3.6 million for the three months ended March 31, 2001.

Support Costs

        Support costs from related parties decreased by $8.7 million to $17.7 million for the quarter ended March 31, 2002 from $26.4 million for the quarter ended March 31, 2001, reflecting Nasdaq's continued move towards less reliance upon support from the NASD and its affiliates. Surveillance and other regulatory charges from NASD Regulation, Inc. ("NASDR") decreased by $0.9 million to $18.0 million for the quarter ended March 31, 2002 from $18.9 million for the quarter ended March 31, 2001. Support costs from the NASD decreased $7.5 million to $1.8 million for the quarter ended March 31, 2002 from $9.3 million for the quarter ended March 31, 2001. In addition, the amount of Nasdaq costs charged to the Amex increased from $1.8 million for the quarter ended March 31, 2001 to $2.1 million for the quarter ended March 31, 2002. Amounts charged to related parties are netted against charges from related parties in the "Support costs from related parties, net" line item on the Condensed Consolidated Statements of Income.

Income Taxes

        Nasdaq's income tax provision was $20.2 million for the quarter ended March 31, 2002 compared to $21.8 million for the quarter ended March 31, 2001. The effective tax rate was 48.7% for the quarter ended March 31, 2002 compared to 45.4% for the quarter ended March 31, 2001. The increase in Nasdaq's effective tax rate was primarily due to its foreign losses for which no tax benefit is taken, offset by the recognition of permanent items for tax preferred investments such as tax-exempt interest and dividends received.

Liquidity and Capital Resources

March 31, 2002 compared to December 31, 2001

        Cash and cash equivalents and available-for-sale securities totaled $304.1 million at March 31, 2002, a decrease of $217.7 million from $521.8 million at December 31, 2001. Working capital decreased $289.1 million to $232.5 million as of March 31, 2002, from $521.6 million as of December 31, 2001.

        Cash and cash equivalents decreased $121.3 million from December 31, 2001 to $172.4 million as of March 31, 2002, primarily due to cash used in financing activities of $302.3 million, partially offset by cash provided by operating activities of $111.7 million and cash provided by investing activities of $69.3 million.

        Operating activities provided net cash inflows of $111.7 million for the quarter ended March 31, 2002, primarily due to cash received from customers of $272.8 million less cash paid to suppliers, employees, and related parties of $226.2 million and income taxes paid of $22.3 million.

        Net cash provided by investing activities was $69.3 million for the quarter ended March 31, 2002, primarily due to proceeds of $163.5 million from the redemption of available-for-sale investments, offset by purchases of $67.9 million of available-for-sale investments and by capital expenditures of $29.9 million related to SuperMontage, Primex, global initiatives, and general capacity increases.

        Cash used in financing activities was approximately $302.3 million for the quarter ended March 31, 2002, primarily due to the payment of approximately $305.2 million to fund the repurchase of all of the remaining shares of Common Stock owned by the NASD except for shares underlying warrants to purchase outstanding Common Stock previously sold by the NASD, as discussed in Note 2 to the Condensed Consolidated Financial Statements.

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

Item 3.    Quantitative and Qualitative Disclosure of Market Risk

        Market risk represents the risks of changes in the value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, and equity prices. As of March 31, 2002, Nasdaq's investment portfolio consists primarily of floating rate securities, obligations of U.S. Government sponsored enterprises, municipal bonds, and commercial paper. Nasdaq's primary market risk is associated with fluctuations in interest rates and the effects that such fluctuations may have on its investment portfolio and outstanding debt. The investment portfolio is held primarily in short-term investments. Therefore, management does not believe that a 100 basis point fluctuation in market interest rates will have a material effect on the carrying value of Nasdaq's investment portfolio or on Nasdaq earnings or cash flows. Nasdaq's exposure to these risks has not materially changed since December 31, 2001.

        Nasdaq also has exposure to foreign currency translation gains and losses due to its subsidiaries and equity method investments. Nasdaq has not hedged its accounting translation exposure to foreign currency fluctuations relative to these investments. However, Nasdaq expects to periodically re-evaluate its foreign currency hedging policies and may choose in the future to enter into such transactions.

The Nasdaq Stock Market, Inc.

PART II—OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds

(c)
Unregistered Offerings

  On March 8, 2002, Nasdaq completed a two-stage repurchase of 33,768,895 shares of Common Stock owned by the NASD. Nasdaq purchased the Common Stock for $305,155,435 in aggregate cash consideration; 1,338,402 shares of Nasdaq's Series A Cumulative Preferred Stock; and one share of Nasdaq's Series B Preferred Stock. The Series A Cumulative Preferred Stock and Series B Preferred Stock were sold in a transaction pursuant to Section 4(2) of the Securities Act of 1933. No underwriter was used in these transactions.

The Nasdaq Stock Market, Inc.

PART II—OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits:
The exhibits required by this item are set forth on the Exhibit Index attached hereto.
(b)	Reports on Form 8-K:
The following reports on Form 8-K were filed during the three months ended March 31, 2002:
1.
On February 22, 2002, Nasdaq filed a Form 8-K, dated as of February 20, 2002, reporting under Item 5 thereof that Nasdaq and the NASD entered into a definitive agreement to repurchase 33,768,895 shares of Common Stock for cash and shares of newly issued Series A Cumulative Preferred Stock and Series B Preferred Stock.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE NASDAQ STOCK MARKET, INC. (Registrant)
Date: May 14, 2002	By:	/s/ EDWARD S. KNIGHT Name: Edward S. Knight Title: Executive Vice President and General Counsel
Date: May 14, 2002	By:	/s/ DAVID P. WARREN Name: David P. Warren Title: Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Name	Page No.
4.1	Form of Note for the Nasdaq Stock Market, Inc.'s 5.83% Senior Notes due May 9, 2007.
10.1	Notes Purchase Agreement for 5.83% Senior Notes due May 9, 2002, dated as of May 9, 2002, among The Nasdaq Stock Market, Inc. and the purchasers named therein.
11.01
Computation of Per Share Earnings (omitted in accordance with section (b)(11) of Item 601 of Regulation S-K. The calculation of per share earnings is set forth in Part I, Item 1, in Note 9 to the Condensed Consolidated Financial Statements (Capital Stock and Earnings Per Share)).

QuickLinks

The Nasdaq Stock Market, Inc. Form 10-Q For the Quarter Ended March 31, 2002
INDEX
PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
The Nasdaq Stock Market, Inc. Condensed Consolidated Statements of Income (Unaudited) (in thousands, except per share amounts)
The Nasdaq Stock Market, Inc. Condensed Consolidated Balance Sheets (in thousands, except share amounts)
The Nasdaq Stock Market, Inc. Condensed Consolidated Balance Sheets—(continued) (in thousands, except share amounts)
The Nasdaq Stock Market, Inc. Condensed Consolidated Statements of Cash Flows (Unaudited) (in thousands)
The Nasdaq Stock Market, Inc. Notes to Condensed Consolidated Financial Statements
The Nasdaq Stock Market, Inc.
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosure of Market Risk
The Nasdaq Stock Market, Inc. PART II—OTHER INFORMATION
  Item 2. Changes in Securities and Use of Proceeds
The Nasdaq Stock Market, Inc. PART II—OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX