Form 10-Q
period 2002-06-30
NASDAQ STOCK MARKET INC
filed 2002-08-14
CIK 1120193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from           to

Commission file number 0-32651

THE NASDAQ STOCK MARKET, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-1165937
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
One Liberty Plaza New York, New York	10006 (Zip code)
(Address of Principal executive offices)

(866) 745-1825

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

As of August 9, 2002, 78,577,644 shares of the Registrant’s Common Stock, par value $0.01 per share (“Common Stock”), were outstanding (including shares of restricted Common Stock).

The Nasdaq Stock Market, Inc.

Form 10-Q

For the Quarter Ended June 30, 2002

i

Forward-looking statements in this Quarterly Report on Form 10-Q are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, The Nasdaq Stock Market, Inc.’s ability to implement its strategic initiatives, economic, political, and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors that are more fully described under the caption “Item 1. Business—Risk Factors” in The Nasdaq Stock Market, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001, as amended. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of June 30, 2002. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events, or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

ii

The Nasdaq Stock Market, Inc.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

The Nasdaq Stock Market, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(in thousands, except per share amounts)

	Three months ended		Six months ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Revenues
Transaction Services	$103,080	$110,398	$207,785	$221,192
Market Information Services	49,781	55,514	101,771	118,670
Corporate Client Group Services	44,004	38,781	87,867	77,085
Other	8,397	16,613	19,132	27,126

Total revenues	205,262	221,306	416,555	444,073

Expenses
Compensation and benefits	44,814	46,713	91,112	85,809
Marketing and advertising	4,216	4,947	8,038	11,649
Depreciation and amortization	24,795	21,887	50,098	42,664
Professional and contract services	17,074	14,777	32,033	31,566
Computer operations and data communications	35,363	46,476	77,879	87,948
Provision for bad debts	4,393	2,947	6,508	13,003
Travel, meetings, and training	3,725	4,090	6,728	7,478
Occupancy	10,060	7,331	16,973	13,462
Publications, supplies, and postage	2,782	2,809	5,039	5,654
Nasdaq Japan impairment loss	15,208	—	15,208	—
Other	10,185	11,299	17,917	18,305

Total direct expenses	172,615	163,276	327,533	317,538

Support costs from related parties, net	17,677	25,297	35,351	51,708

Total expenses	190,292	188,573	362,884	369,246
Net operating income	14,970	32,733	53,671	74,827
Interest income	3,289	3,807	6,472	9,977
Interest expense	(3,837)	(1,970)	(7,129)	(2,450)
Minority interests	2,656	1,765	5,598	1,982
Net income before taxes	17,078	36,335	58,612	84,336
Provision for income taxes	(8,308)	(16,753)	(28,515)	(38,561)

Net income	$8,770	$19,582	$30,097	$45,775

Net income applicable to common stockholders:
Net income	$8,770	$19,582	$30,097	$45,775
Accretion of preferred stock dividends	2,441	—	4,882	—

Net income applicable to common stockholders	$6,329	$19,582	$25,215	$45,775

Basic earnings per common share	$0.08	$0.17	$0.28	$0.37

Diluted earnings per common share	$0.08	$0.16	$0.27	$0.37

See accompanying notes.

The Nasdaq Stock Market, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	June 30, 2002	December 31, 2001
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$330,835	$293,731
Investments:
Available-for-sale, at fair value	126,673	228,029
Held-to-maturity, at amortized cost	7,089	—
Receivables, net	187,223	194,040
Receivables from related parties	17,303	34,953
Deferred tax asset	58,107	51,170
Other current assets	9,952	13,249
Total current assets	737,182	815,172

Investments:
Held-to-maturity, at amortized cost	21,383	28,569
Property and equipment:
Land, buildings, and improvements	93,469	88,861
Data processing equipment and software	468,473	441,928
Furniture, equipment, and leasehold improvements	178,586	184,572
	740,528	715,361
Less accumulated depreciation and amortization	(370,673)	(336,528)

Total property and equipment, net	369,855	378,833
Non-current deferred tax asset	76,390	74,987
Goodwill	10,138	10,138
Other intangible assets	8,113	9,331
Other assets	10,128	9,221

Total assets	$1,233,189	$1,326,251

See accompanying notes.

The Nasdaq Stock Market, Inc.

Condensed Consolidated Balance Sheets - (continued)

(in thousands, except share amounts)

	June 30, 2002	December 31, 2001
	(Unaudited)
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$115,353	$111,676
Accrued personnel costs	28,912	43,744
Deferred revenue	117,308	65,366
Other accrued liabilities	45,670	47,296
Current obligation under capital lease	4,076	4,454
Due to banks	5,836	11,460
Payables to related parties	16,571	9,556

Total current liabilities	333,726	293,552
Long-term debt:
Senior notes	202,443	48,548
Subordinated notes	240,000	240,000
Non-current obligation under capital lease	10,148	12,125
Accrued pension costs	26,759	24,064
Non-current deferred tax liability	41,377	41,981
Non-current deferred revenue	116,487	121,687
Other liabilities	7,820	20,529
Total long-term liabilities	645,034	508,934
Total liabilities	978,760	802,486

Minority interests	300	5,377

Stockholders’ equity
Common stock, $.01 par value, 300,000,000 authorized, shares issued: 130,423,247 at June 30, 2002 and 130,161,823 at December 31, 2001; shares outstanding: 78,171,034 at June 30, 2002 and 111,700,285 at December 31, 2001	1,304	1,302
Preferred stock, 30,000,000 authorized, Series A: 1,338,402 shares issued and outstanding; Series B: 1 share issued and outstanding	128,958	—
Additional paid-in capital	357,831	348,457
Common stock in treasury, at cost: 52,252,213 at June 30, 2002 and 18,461,538 shares at December 31, 2001	(669,454)	(240,000)
Accumulated other comprehensive income	(5,004)	(6,976)
Deferred stock compensation	(2,863)	(3,350)
Common stock issuable	5,252	6,065
Retained earnings	438,105	412,890

Total stockholders’ equity	254,129	518,388

Total liabilities, minority interests, and stockholders’ equity	$1,233,189	$1,326,251

See accompanying notes.

The Nasdaq Stock Market, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six months ended
	June 30 , 2002	June 30, 2001
Reconciliation of net income to cash provided by operating activities
Net income	$30,097	$45,775
Non-cash items included in net income:
Depreciation and amortization	50,098	42,664
Amortization of restricted stock awards and other stock-based compensation	2,366	1,276
Minority interests	(5,598)	(1,982)
Provision for bad debts	6,508	13,003
Loss from equity-method affiliates	6,803	7,142
Nasdaq Japan impairment loss	15,208	—
Deferred taxes	(9,432)	3,019
Other non-cash items included in net income	(7,362)	(3,239)
Net change in:
Receivables, net	309	(42,524)
Receivables from related parties	17,650	(12,140)
Other current assets	3,297	338
Other assets	3,586	(6,090)
Accounts payable and accrued expenses	(1,223)	(5,348)
Accrued personnel costs	(15,055)	(6,021)
Deferred revenue	46,742	31,347
Other accrued liabilities	(1,137)	18,445
Obligation under capital leases	(2,355)	919
Payables to related parties	633	8,531
Accrued pension costs	2,695	4,207
Other liabilities	(9,818)	12,881
Cash provided by operating activities	134,012	112,203
Cash flow from investing activities
Proceeds from redemptions of available-for-sale investments	166,777	160,979
Purchases of available-for-sale investments	(74,300)	(186,864)
Purchases of held-to-maturity investments	—	(226)
Acquisition, net of cash acquired	—	558
Capital contribution to Nasdaq LIFFE joint venture	(12,400)	—
Purchases of property and equipment	(50,830)	(76,884)
Proceeds from sales of property and equipment	22,366	21,868
Cash provided by (used in) investing activities	51,613	(80,569)
Cash flow from financing activities
Decrease in due to banks	(5,624)	(8,769)
Proceeds from Phase II private placement offering	—	63,688
Payments for treasury stock purchases	(305,155)	(240,000)
Increase in long-term debt	153,895	246,474
Purchase of minority interests in Nasdaq Europe Planning Company Limited	—	(20,000)
Issuances of common stock	1,496	—
Issuances of subsidiary stock	1,298	9,564
Contribution from the NASD	5,569	—
Cash (used in) provided by financing activities	(148,521)	50,957
Increase in cash and cash equivalents	37,104	82,591
Cash and cash equivalents at beginning of period	293,731	262,257
Cash and cash equivalents at end of period	$330,835	$344,848

Supplemental Disclosure of Non-Cash Flow Activities:
Payments for treasury stock purchases with issuance of preferred stock	$124,075	$—

See accompanying notes.

The Nasdaq Stock Market, Inc.

Notes to Condensed Consolidated Financial Statements

1. Organizations and Nature of Operations

The Nasdaq Stock Market, Inc. (“Nasdaq”), operates the world’s largest electronic, screen–based equity securities market and the world’s largest equity securities market based on share volume. Nasdaq is the parent company of Nasdaq Global Holdings (“Nasdaq Global”); Quadsan Enterprises, Inc. (“Quadsan”); Nasdaq Tools, Inc. (“Nasdaq Tools”); Nasdaq Financial Products Services, Inc. (“Nasdaq Financial Products”), Nasdaq International Market Initiatives, Inc. (“NIMI”); and Nasdaq Canada, Inc. (“Nasdaq Canada”) collectively referred to as “Nasdaq”. These entities are wholly–owned by Nasdaq.  On July 31, 2002 Nasdaq Tools was merged with and into Nasdaq.   (See Note 10, Subsequent Events for further discussion). As of June 30, 2002, Nasdaq also owned a 59.3% interest in Nasdaq Europe S.A./N.V. (“Nasdaq Europe”), and a 50.0% interest in Nasdaq LIFFE Markets, LLC (“Nasdaq LIFFE”).

Nasdaq Global, which is incorporated in Switzerland, is the holding company for Nasdaq’s investments in IndigoMarketssm Ltd. (“IndigoMarkets”) and Nasdaq Japan, Inc. (“Nasdaq Japan”), in which Nasdaq Global had 55.0% and 39.7% interests, respectively, as of June 30, 2002. Nasdaq Europe Planning Company, Limited (“Nasdaq Europe Planning”) is owned by Nasdaq Global and Nasdaq. Nasdaq Europe Planning was formed to expand Nasdaq into the European community; however, it has been inactive due to the purchase of Nasdaq Europe. Nasdaq Europe is a pan-European market headquartered in Brussels.  Nasdaq International Ltd., a wholly–owned subsidiary of Nasdaq Global is a London based marketing company.  Quadsan is a Delaware investment holding company that provides investment management services for Nasdaq. Nasdaq Tools provides software products and services related to the broker–dealer industry to be used in conjunction with Nasdaq Workstation II software. Nasdaq Financial Products is the sponsor of the Nasdaq-100 Trust.  NIMI offers a variety of consulting services to assist emerging and established securities markets around the world with both technology applications and regulation. Nasdaq Canada was created to develop a new securities market within Canada under a cooperative agreement with the Provincial Government of Quebec.

Nasdaq operates in one segment as defined in the Statement of Financial Accounting Standards (“SFAS”) No. 131 “Disclosures About Segments of an Enterprise and Related Information.” Nasdaq uses a multiple market maker system to operate an electronic, screen–based equity market. Nasdaq’s principal business products are Transaction Services, Market Information Services, and Corporate Client Group Services (formerly Issuer Services). The majority of this business is transacted with companies listed on The Nasdaq Stock Market®, market data vendors, and firms in the broker–dealer industry within the United States.

All material intercompany accounts and transactions have been eliminated in consolidation. Nasdaq’s financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) with respect to the Form 10-Q and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Pursuant to such rules and regulations, certain footnote disclosures, which are normally required under accounting principles generally accepted in the United States, have been omitted. It is recommended that these financial statements be read in conjunction with the Consolidated Financial Statements included in Nasdaq’s Annual Report filed on Form 10-K for the year ended December 31, 2001, as amended.

The nature of Nasdaq’s business is such that the results of any interim period may vary significantly from quarter to quarter and may not be indicative of the results to be expected for the fiscal year. Certain prior period amounts reflect reclassifications to conform to the current period’s presentation. Nasdaq has also changed its presentation of the Condensed Consolidated Statement of Cash Flows from the direct method to the indirect method for the six months ended June 30, 2001 to conform to the current period presentation.

2. Significant Transactions

Nasdaq Japan

During the second quarter of 2002 Nasdaq recognized an other than temporary impairment of its investment in Nasdaq Japan.  Nasdaq is recognizing this impairment as a result of the depressed level of market activity in Japan, combined with the suspension of Nasdaq Japan’s hybrid trading system due to the inability to gain exchange approval of market rules and industry participation.  These conditions have lead management to conclude that Nasdaq Japan will not be profitable in the foreseeable future.  Accordingly, Nasdaq Japan does not currently have the capacity to raise capital to fund its operations beyond this year.  Thus, Nasdaq Japan’s financial liabilities to Nasdaq are not expected to be repaid and are being recognized as a loss.

2. Significant Transactions (Continued)

The net impact of the other than temporary impairment on Nasdaq’s pre-tax income for the three months ended June 30, 2002 is $15.2 million. This represents a complete write-down of the investment, outstanding and unfunded loans (an additional $6.0 million was loaned and $7.0 million was committed during the three months ended June 30, 2002), foreign exchange translation losses and other receivables, partially offset by a re-valuation of certain variable Nasdaq Japan stock based awards of approximately $7.9 million.

Nasdaq Member Revenue Sharing

Effective June 1, 2002, the SEC abrogated certain market participant tape sharing pilot programs. This action was in response to concerns about the effect of market data rebates on the accuracy of market data and the regulatory functions of self-regulatory organizations. The SEC’s action, which Nasdaq supports, allows Nasdaq and competing exchanges to retain tape revenue.   Nasdaq continues to share market data revenue with the exchanges that participate in the Unlisted Trading Privileges ("UTP") Plan based on their respective share of volume and trades of Nasdaq-listed securities.  In addition, Nasdaq InterMarket continues to share tape revenue with Nasdaq market participants who report trades in NYSE and AMEX-listed securities through Nasdaq.

Nasdaq Deutschland

On June 18, 2002, Nasdaq announced a partnership among its subsidiary, Nasdaq Europe, the Berlin and Bremen Stock Exchanges, as well as comdirekt bank, Commerzbank and Dresdner Bank, to establish a new stock exchange in Germany, subject to execution of definitive agreements.  The new exchange, which is expected to be created through the consolidation of the Bremen Stock Exchange and the Berlin Stock Exchange, will initially be majority-owned by Nasdaq Europe and it is anticipated that trading in large capitalization international and growth stocks will begin in the first quarter of 2003.  The exchange will be registered in Germany as Nasdaq Deutschland AG and will be marketed under the Nasdaq brand.

Long-term Debt

On May 9, 2002, Nasdaq issued and sold $150.0 million in aggregate principal amount of its 5.83% senior notes due 2007 (“Senior Notes”) in a private placement. The Senior Notes are unsecured, pay interest quarterly, and may be redeemed by Nasdaq at any time, subject to a make-whole amount.  The make-whole amount is equal to the excess of the discounted value of the remaining scheduled payments discounted at a factor equal to 50 basis points over the yield to maturity of U.S. Treasury securities having a maturity equal to the remaining average life of the redeemed amount. The proceeds from the Senior Notes, approximately $149.0 million after payment of placement agent commissions and expenses of this offering, were used to fund a portion of the cash consideration paid to the National Association of Securities Dealers, Inc. (the "NASD") in the Repurchase (defined below) and for general corporate purposes.

Nasdaq LIFFE Markets, LLC

In March 2001, Nasdaq entered into a non-binding letter of intent with the London International Financial Futures and Options Exchange (“LIFFE”) to create a U.S. joint venture company to list and trade single stock futures. A formal agreement creating the Nasdaq LIFFE joint venture was signed on June 1, 2001. During the first and second quarters of 2002, Nasdaq made additional contributions to Nasdaq LIFFE of $8.4 million and $4.0 million, respectively. For the six months ended June 30, 2002, Nasdaq recorded losses of approximately $3.7 million representing its share of the losses incurred by Nasdaq LIFFE.

Repurchase of Shares from the NASD

On March 8, 2002, Nasdaq completed a two-stage repurchase (the “Repurchase”) of 33,768,895 shares of Nasdaq’s common stock, par value $0.01 per share (“Common Stock”) owned by the NASD, which represented all of the remaining outstanding shares of Common Stock owned by the NASD, except for the 43,225,976 shares of Common Stock underlying the warrants issued by the NASD as part of its restructuring of the ownership in Nasdaq (the “Restructuring”). Nasdaq purchased the Common Stock for $305.2 million in aggregate cash consideration, 1,338,402 shares of Nasdaq’s Series A Cumulative Preferred Stock (face and liquidation value of $100 per share, plus any accumulated unpaid dividends), and one share of Nasdaq’s Series B Preferred Stock, (face and liquidation value of $1.00 per share). The NASD owns all of the outstanding shares of Series A and Series B Preferred Stock. All of the shares of Common Stock repurchased by Nasdaq from the NASD are no longer outstanding.

2. Significant Transactions (Continued)

Dividends payable to the NASD on the Series A Preferred Stock do not begin accruing until March 2003. The Series A Preferred Stock carries a 7.6% dividend rate for the year commencing March 2003 and 10.6% in all years commencing after March 2003; payable at the discretion of Nasdaq’s Board of Directors. Shares of Series A Preferred Stock do not have voting rights, except for the right as a class to elect two new directors to the Board of Directors anytime distributions on the Series A Preferred Stock are in arrears for four consecutive quarters and as otherwise required by Delaware law. The Series B Preferred Stock does not pay dividends.  The Series B Preferred Stock entitles the NASD to cast the number of votes that, together with all other votes that the NASD is entitled to vote by virtue of ownership, proxies or voting trusts, enables the NASD to cast one vote more than one-half of all votes entitled to be cast by stockholders. If Nasdaq obtains registration as a national securities exchange ("Exchange Registration"), the share of Series B Preferred Stock will automatically lose its voting rights and will be redeemed by Nasdaq. Nasdaq may redeem the shares of Series A Preferred Stock at any time after Exchange Registration and is required to use the net proceeds from an initial public offering (“IPO”), and upon the occurrence of certain other events, to redeem all or a portion of the Series A Preferred Stock.

Phase II Private Placement

The NASD’s plan to broaden the ownership in Nasdaq through the Restructuring was initially executed through a two-phase private placement by (1) Nasdaq of newly–issued shares of Common Stock, and (2) the NASD of shares of outstanding Common Stock and warrants to purchase outstanding shares of Common Stock owned by the NASD. The second phase of the private placement closed on January 18, 2001 with Nasdaq selling approximately 5.0 million shares, yielding net proceeds of approximately $63.7 million.

Other Restructuring Related Transactions

In conjunction with settling various issues associated with the Restructuring, the NASD made a payment to Nasdaq in the amount of $5.6 million during the first quarter of 2002. Nasdaq treated the payment as a contribution and reflected it in additional paid-in capital on its Condensed Consolidated Balance Sheet.

Nasdaq Europe S.A./N.V.

On March 27, 2001, Nasdaq acquired a majority ownership interest in the European Association of Securities Dealers Automated Quotation S.A./N.V., a pan-European stock market headquartered in Brussels, for approximately $12.5 million. Nasdaq has renamed the company Nasdaq Europe S.A./N.V. (“Nasdaq Europe”) as part of a plan to restructure it into a globally linked, pan-European market. Nasdaq’s acquisition was accounted for under the purchase method of accounting, resulting in the initial recording of goodwill of approximately $4.7 million. During 2001, Nasdaq purchased an additional 2.0% ownership of Nasdaq Europe for approximately $6.0 million, resulting in the recording of additional goodwill of approximately $2.2 million. Also during 2001, Nasdaq sold 1.2% of its ownership in Nasdaq Europe to a third party as part of the repurchase of the ownership interests in Nasdaq Europe Planning described below. The sale resulted in the write-off of approximately $0.5 million in goodwill. In the first quarter of 2002, Nasdaq Europe sold an additional 7,211 shares to a third party, resulting in an increase of $0.7 million to Nasdaq’s stockholders’ equity to reflect its adjusted share of the book value of Nasdaq Europe.

Nasdaq Europe Planning Company Limited

In February 2000, the NASD formed a joint venture, Nasdaq Europe Planning, with three partners, whereby each partner contributed $10.0 million in cash. Nasdaq Europe Planning’s proposed joint venture did not occur due to a strategic decision to pursue a strategy for European expansion through the acquisition in March 2001 of a controlling interest in Nasdaq Europe rather than through Nasdaq Europe Planning. As a result, Nasdaq agreed to repurchase the ownership interests of the three other shareholders in Nasdaq Europe Planning for $10.0 million each, thereby unwinding the joint venture. The repurchase of two of the shareholders was completed in the first quarter of 2001 for cash payments of $10.0 million each. The repurchase from the third shareholder was completed in the fourth quarter of 2001 for aggregate consideration estimated at $10.0 million, comprised of cash of $7.4 million, a warrant to purchase up to 479,648 shares of Common Stock, and 7,211 shares of Nasdaq Europe.

3. Change in Accounting Principle

On August 17, 2001, Nasdaq concluded discussions with the SEC with respect to the implementation in its financial statements of Staff Accounting Bulletin 101, “Revenue Recognition in Financial Statements” (“SAB 101”), which became effective for SEC reporting companies in the fourth quarter of 2000. Nasdaq became a SEC public reporting company on June 29, 2001, the effective date of its Registration Statement on Form 10. As a result of the discussions with the SEC, Nasdaq changed its method of accounting for revenue recognition for certain components of its Corporate Client Group Services revenues.

3. Change in Accounting Principle (Continued)

In accordance with accounting principles generally accepted in the United States, as SAB 101 was adopted effective the fourth quarter of 2000, the change in accounting principle has been applied as of January 1, 2000. In accordance with applicable accounting guidance prior to SAB 101, Nasdaq recognized revenue for issuer initial listing fees and listing of additional shares (“LAS”) fees in the month the listing occurred or in the period additional shares were issued, respectively. Nasdaq now recognizes revenue related to initial listing fees and LAS fees on a straight–line basis over estimated service periods, which are six and four years, respectively.

For the three months ended June 30, 2002 and 2001, Nasdaq recognized $8.3 million and $11.7 million in revenue, respectively, that was included in the cumulative effect adjustment as of January 1, 2000. This revenue contributed $5.1 million (after income taxes of $3.2 million) and $7.0 million (after income taxes of $4.7 million) to net income for the three months ended June 30, 2002 and 2001, respectively.

For the six months ended June 30, 2002 and 2001, Nasdaq recognized $17.4 million and $24.0 million in revenue, respectively, that was included in the cumulative effect adjustment as of January 1, 2000. This revenue contributed $10.6 million (after income taxes of $6.8 million) and $14.4 million (after income taxes of $9.6 million) to net income for the six months ended June 30, 2002 and 2001, respectively.

4. Deferred Revenue

Nasdaq’s deferred revenue as of June 30, 2002 related to Corporate Client Group Services fees will be recognized in the following years:

	Initial	LAS	Annual and Other	Total
	(amounts in thousands)
Fiscal year ended:
2002	$16,154	$18,464	$50,842	$85,460
2003	29,038	31,780	—	60,818
2004	24,312	21,228	—	45,540
2005	18,007	11,342	—	29,349
2006 and thereafter	11,223	1,405	—	12,628
	$98,734	$84,219	$50,842	$233,795

Nasdaq’s deferred revenue for the six months ended June 30, 2002 and 2001 are reflected in the following tables. The additions reflect Corporate Client Group Service fees charged during the period while the amortization reflects the Corporate Client Group Services revenues recognized during the period based on the accounting methodology described in Note 3 above.

	Initial	LAS	Annual and Other	Total
	(amounts in thousands)
Balance at January 1, 2002	$104,629	$82,424	$—	$187,053
Additions	11,032	20,604	102,973	134,609
Amortization	(16,927)	(18,809)	(52,131)	(87,867)
Balance at June 30, 2002	$98,734	$84,219	$50,842	$233,795

4. Deferred Revenue (Continued)

	Initial	LAS	Annual and Other	Total
	(amounts in thousands)
Balance at January 1, 2001	$127,693	$76,651	$—	$204,344
Additions	7,496	17,592	83,538	108,626
Amortization	(18,042)	(17,708)	(41,335)	(77,085)
Balance at June 30, 2001	$117,147	$76,535	$42,203	$235,885

5. Long-term Debt

During the six months ended June 30, 2002, Nasdaq’s long-term senior notes increased by $153.9 million to $202.4 million. On May 9, 2002, Nasdaq issued and sold $150.0 million senior notes, which bear interest at 5.83% in a private placement.  These senior notes are due May 9, 2007.  Long-term senior notes at June 30, 2002 scheduled to mature in 2003 totaled $9.5 million.

Long-term subordinated notes reflects $240.0 million of 4.0% convertible subordinated notes due 2006 (the “Subordinated Notes”) sold to Hellman & Friedman Capital Partners IV, L.P. and certain of its affiliated limited partnerships (collectively, “Hellman & Friedman”) during 2001. The annual 4.0% coupon will be payable in arrears in cash and the Subordinated Notes are convertible at any time into an aggregate of 12.0 million shares of Common Stock at $20.00 per share, subject to adjustment, in general, for any stock split, dividend, combination, recapitalization or other similar event. On an as-converted basis as of June 30, 2002, Hellman & Friedman owned an approximate 13.9% equity interest in Nasdaq.

Statement of Financial Accounting Standards No. 34, “Capitalization of Interest Cost “ (“SFAS 34”), requires the capitalization of interest as part of the historical cost of acquiring assets, generally those assets that require a period of time to get them ready for their internal use.  AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, includes interest costs incurred while developing internal-use software as capitalizable costs under SFAS 34.  As the effect of capitalization of interest cost related to the development of internal-use software is not material when compared with the effect of expensing these interest costs as incurred, all interest costs have been expensed.

6. Goodwill and Intangible Assets

In the first quarter of fiscal year 2002, Nasdaq adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are tested for impairment at least annually.

At June 30, 2002, Nasdaq had goodwill of $10.1 million related to its acquisitions of Nasdaq Europe and Nasdaq Tools. During the first quarter of 2002, Nasdaq completed the initial transitional goodwill impairment test as required. No impairment of goodwill was recognized as a result of this initial impairment test.

Intangible assets with a definite life continue to be amortized over the estimated useful life. At June 30, 2002 and December 31, 2001, Nasdaq has intangible assets of $8.1 million and $9.3 million (net of accumulated amortization of $5.8 million and $4.6 million), respectively.

Through December 31, 2001, goodwill was amortized over periods of five to 10 years on a straight-line basis. The following table presents a reconciliation of the reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization, net of the related income tax effect:

6. Goodwill and Intangible Assets (Continued)

	Three months ended		Six months ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
	(in thousands, except per share data)

Reported net income	$8,770	$19,582	$30,097	$45,775
Add back: Goodwill amortization	—	268	—	464
Adjusted net income	$8,770	$19,850	$30,097	$46,239

Basic earnings per share:
Reported net income	$0.08	$0.17	$0.28	$0.37
Add back: Goodwill amortization	—	—	—	0.01
Adjusted net income	$0.08	$0.17	$0.28	$0.38

Diluted earnings per share:
Reported net income	$0.08	$0.16	$0.27	$0.37
Add back: Goodwill amortization	—	—	—	—
Adjusted net income	$0.08	$0.16	$0.27	$0.37

7. Commitments and Contingencies

In November 1997, Nasdaq entered into a $600.0 million six-year agreement with WorldCom to replace the data network that connected the Nasdaq market facilities to market participants. As part of the agreement, Nasdaq gave an $8.0 million deposit to WorldCom in order to guarantee certain usage levels. Nasdaq guaranteed WorldCom that the market participants would generate a minimum of $300.0 million in usage under the contract. Under the contract, the deposit is refundable if certain higher service usage is achieved.

In June 2002, an amendment to the original contract was negotiated with WorldCom and the deposit will not be returned since the usage levels were not achieved beyond $300.0 million from the original contract.  The $8.0 million deposit, which was fully reserved, was written off as of June 30, 2002.  The amended contract supersedes the terms of the existing contract and is for $182.0 million over three years.  The three-year contract includes fixed and variable cost components for two years and a one-year extension at Nasdaq's option.  Although WorldCom declared bankruptcy in July 2002, Nasdaq does not foresee any interruption in service under the contract.

Nasdaq has agreed to fund a portion of the necessary expenses related to the separation of software, hardware, and data under a plan to transition technology applications and support from Nasdaq to the American Stock Exchange, LLC (“Amex”). The NASD originally integrated certain Nasdaq and Amex technology following the NASD's 1998 acquisition of Amex. The total estimated cost of the separation has been established at a maximum of $29.0 million, and is to be shared evenly between Nasdaq and the NASD.

Nasdaq made $2.0 million of capital contributions to the Nasdaq LIFFE joint venture in 2001. During the first and second quarters of 2002, Nasdaq made additional contributions to Nasdaq LIFFE of $8.4 million and $4.0 million, respectively. Other contributions are expected in 2002 and 2003, up to the approved $25.0 million.

In March 2000, Nasdaq entered into an agreement with Primex Trading N.A., LLC (“Primex”) in which the Primex Auction System™ would be operated as a facility of The Nasdaq Stock Market for the trading of Nasdaq and exchange-listed securities. Under the agreement, Nasdaq is required to pay Primex a monthly licensing fee as well as a transaction fee for each trade executed in the Primex Auction System™. Fees are not being collected from participants and payments are not being made to Primex during the pilot period, which expired on July 31, 2002.

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

8. Comprehensive Income

Comprehensive income is calculated in accordance with SFAS No. 130, “Reporting Comprehensive Income.” Comprehensive income is composed of net income and other comprehensive income, which includes the after-tax change in unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments. The following table outlines the components of other comprehensive income for the three and six months ended June 30, 2002 and 2001:

	Three months ended			Six months ended
	June 30, 2002		June 30, 2001	June 30, 2002	June 30, 2001
	(amounts in thousands)

Net income	$8,770		$19,582	$30,097		$45,775
Unrealized (losses) gains on available-for-sale securities	(1,264)		(2,831)	(2,509)		688
Foreign currency translation adjustment	5,065	*	(1,772)	4,482	*	(2,921)
Total comprehensive income	$12,571		$14,979	$32,070		$43,542

*  Approximately $2.4 million of foreign currency translation loss has been recognized in the “Nasdaq Japan impairment loss” line item on the Condensed Consolidated Statements of Income.  (See Note 2, Significant Transactions for further discussion).

9. Capital Stock and Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share.

	Three months ended		Six months ended
	June 30,		June 30,
	2002	2001	2002	2001
	(amounts in thousands, except share and per share data)
Numerator:
Net income	$8,770	$19,582	$30,097	$45,775
Accretion of preferred stock dividends	(2,441)	—	(4,882)	—

Net income applicable to common stockholders	$6,329	$19,582	$25,215	$45,775

Numerator for basic earnings per share	$6,329	$19,582	$25,215	$45,775
Interest impact of convertible debt, net of tax	—	902	2,917	902

Numerator for diluted earnings per share	$6,329	$20,484	$28,132	$46,677

Denominator:
Weighted average shares	78,045,681	116,925,848	89,213,289	122,304,373
Denominator for basic earnings per share	78,045,681	116,925,848	89,213,289	122,304,373

Effect of dilutive securities:
Warrants	120,171	—	47,994	—
Employee stock options	2,298,816	—	1,404,544	—
Employee restricted stock	205,971	39,857	199,117	26,523
Convertible debt assumed converted into Common Stock	—	7,648,352	12,000,000	3,845,304

Denominator for diluted earnings per share	80,670,639	124,614,057	102,864,944	126,176,200

Basic earnings per share	$0.08	$0.17	$0.28	$0.37

Diluted earnings per share	$0.08	$0.16	$0.27	$0.37

9. Capital Stock and Earnings Per Share (Continued)

For the three-month period ended June 30, 2002, the Subordinated Notes were not included in the computation of earnings per share as their conversion would be antidilutive.  For the six month period ended June 30, 2002 the Subordinated Notes were assumed to be converted into 12,000,000 shares of Common Stock, on a weighted average basis, since basic earning per share exceeded interest (net of tax) per share obtainable upon conversion.

Options to purchase 11,321,173 shares of common stock and 479,648 shares of Common Stock underlying warrants were outstanding at June 30, 2002.   For the three and six month period ended June 30, 2002, 11,111,073 of the options outstanding and the 479,648 shares underlying the warrants were included in the computation of diluted earnings per share, on a weighted average basis, as their inclusion was dilutive.  The remaining 210,100 options were considered antidilutive and were properly excluded.

10. Subsequent Events

OTC-Bulletin Board

On July 1, 2002, the Common Stock of Nasdaq began trading under the symbol “NDAQ” on the OTC-Bulletin Board upon expiration of the contractual transfer restrictions contained in the private placement memorandum for phases I and II of the private placement of securities.

SuperMontage

The Nasdaq Order Display Facility ("SuperMontageSM") successfully completed user acceptance testing and, as of July 29, 2002, went into production launch, trading 32 test securities.  Live trading is contingent upon the resolution of certain outstanding items pending with the SEC, including NASD’s Alternate Display Facility, which recently received pilot approval.

Nasdaq Tools

On July 31, 2002, Nasdaq Tools was merged into Nasdaq in a statutory merger under the General Corporation Law of the State of Delaware. Nasdaq Tools was previously a wholly-owned subsidiary of Nasdaq. Pursuant to the merger, Nasdaq acquired all assets and assumed all liabilities and obligations of Nasdaq Tools. Nasdaq Tools provides software products and services related to the broker-dealer industry to be used in conjunction with Nasdaq Workstation II software.

Recent Director Resignation

On July 23, 2002, Josef Ackerman resigned from Nasdaq's Board of Directors for personal reasons.

The Nasdaq Stock Market, Inc.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Nasdaq should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.

Business Environment

The second quarter of 2002 continued to be a difficult period for the United States and global equity markets.  Several high-profile negative earnings announcements and investigations into the accounting practices of public companies intensified downward pressure on equity markets.  All of the major stock indices fell sharply this quarter, with the Nasdaq Composite shedding 20.7% of its value to 1,463 and the S&P 500 dropping 13.7% to 989.  Despite widespread investor pessimism, several of Nasdaq’s key revenue sources displayed stability this quarter: both share volume and number of initial public offerings ("IPOs") advanced modestly, reversing the decline experienced in the first quarter of 2002.

The Nasdaq Stock Market’s average daily volume rose to 1.83 billion shares, up 0.4% compared to the first quarter of 2002, but still approximate 6.2% below second quarter levels in 2001.  Much of this decline in volume from the previous year was due to a technical change in agency trade reporting by institutional broker-dealers in 2002.   These market participants have started charging clients an explicit commission (as opposed to the traditional net price) and this change results in lower reported share volume.  However, underlying trading activity is unchanged in this situation, so the lower reported volume does not have a correspondingly large impact on Nasdaq’s revenue.  The total number of companies listed on The Nasdaq Stock Market fell 2.8% from the first quarter of 2002 to 3,883, largely because of regulatory delistings and merger and acquisition activity.  Despite the negative market environment, IPOs on The Nasdaq Stock Market increased during the second quarter.  There were 22 IPOs in the second quarter of 2002, a 46.7% improvement over the second quarter of 2001,which had 15 IPOs, but still below historic levels of new companies listing on The Nasdaq Stock Market.

Effective June 1, 2002, the SEC abrogated certain market participant tape sharing pilot programs. This action was in response to concerns about the effect of market data rebates on the accuracy of market data and the regulatory functions of self-regulatory organizations. The SEC’s action, which Nasdaq supports, allows Nasdaq and competing exchanges to retain tape revenue.   Nasdaq continues to share market data revenue with the UTP exchanges based on their respective share of volume and trades of Nasdaq-listed securities.  In addition, Nasdaq InterMarket continues to share tape revenue with Nasdaq market participants who report trades in NYSE -and AMEX-listed securities through Nasdaq.

The current economic conditions, coupled with investor concerns about corporate governance and high profile scandals, makes it difficult to predict when the domestic economy will show sustained improvement.  These same concerns suggest that United States equity markets will face continued volatility, at least in the short term.  Despite this, Nasdaq has been able to sustain revenues from certain of its core businesses during the second quarter of 2002.

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

In accordance with accounting principles generally accepted in the United States, as SAB 101 was adopted effective the fourth quarter of 2000, the change in accounting principle has been applied as of January 1, 2000. In accordance with applicable accounting guidance prior to SAB 101, Nasdaq recognized revenue for issuer initial listing fees and LAS fees in the month the listing occurred or in the period additional shares were issued, respectively. Nasdaq now recognizes revenue related to initial listing fees and LAS fees on a straight line basis over estimated service periods, which are six and four years, respectively.

For the three months ended June 30, 2002 and 2001, Nasdaq recognized $8.3 million and $11.7 million in revenue, respectively, that was included in the cumulative effect adjustment as of January 1, 2000. This revenue contributed $5.1 million (after income taxes of $3.2 million) and $7.0 million (after income taxes of $4.7 million) to net income for the three months ended June 30, 2002 and 2001, respectively.

For the six months ended June 30, 2002 and 2001, Nasdaq recognized $17.4 million and $24.0 million in revenue, respectively, that was included in the cumulative effect adjustment as of January 1, 2000. This revenue contributed $10.6 million (after income taxes of $6.8 million) and $14.4 million (after income taxes of $9.6 million) to net income for the six months ended June 30, 2002 and 2001, respectively.

Results of Operations

For the Three Months Ended June 30, 2002 and June 30, 2001

Financial Overview.  Nasdaq reported net income of $8.8 million for the quarter ended June 30, 2002, representing a decrease of $10.8 million or 55.1% from net income of $19.6 million for the quarter ended June 30, 2001. Nasdaq’s financial position can vary due to a number of factors discussed throughout this “Management’s Discussion and Analysis of Financial Conditions and Results of Operation” and in “Item 1. Business—Risk Factors” as filed in Nasdaq's Annual Report on Form 10-K for the year ended December 31, 2001, as amended. The following table sets forth an overview of Nasdaq’s financial results:

	Three months ended June 30,
	2002	2001
	($ in millions, except per share amounts)
Total revenue	$205.3	$221.3
Total expenses	190.3	188.6
Pre-tax income	17.1	36.3
Net income	8.8	19.6
Net income applicable to common stockholders	6.3	19.6
Basic earnings per common share	0.08	0.17
Diluted earnings per common share	0.08	0.16
Return on average common equity	5.3%	3.2%

Revenue

For the quarter ended June 30, 2002, Nasdaq’s revenues of $205.3 million decreased $16.0 million or 7.2% from $221.3 million for the quarter ended June 30, 2001.

The following table sets forth total revenue:

	Three months ended June 30,
	2002	2001
	($ in millions)
Transaction Services	$103.1	$110.4
Market Information Services	49.8	55.5
Corporate Client Group Services	44.0	38.8
Other	8.4	16.6
Total Revenue	$205.3	$221.3

Transaction Services

The following table sets forth the revenue from Transaction Services:

	Three months ended June 30,
	2002	2001
	($ in millions)
Access Services	$36.2	$43.6
Execution Services	44.1	43.0
Trade Reporting	21.0	21.9
Other Transaction Services Revenue	1.8	1.9

Total Transaction Services Revenue	$103.1	$110.4

For the quarter ended June 30, 2002, Transaction Services revenues of $103.1 million decreased $7.3 million from $110.4 million for the quarter ended June 30, 2001, a decrease of 6.6%.

Access Services revenue declined $7.4 million or 17.0% from $43.6 million for the quarter ended June 30, 2001 to $36.2 million for the quarter ended June 30, 2002 primarily due to cost saving initiatives among Nasdaq’s market participants and the consolidation of major trading firms, which resulted in fewer subscriber log-ons to Nasdaq systems.  Access Services revenue is derived from Nasdaq Workstation II and Application Programming Interfaces, Computer-to-Computer Interface (“CTCI”) and Weblink.

The Nasdaq Workstation II, along with Application Programming Interfaces, is the trader’s direct connection to Nasdaq’s quote and trade execution facilities, providing access to quotation services, automated trade executions, real-time reporting, trade negotiations and clearing. This access device provided revenues of $31.8 million, a decrease of $6.6 million or 17.2% for the quarter ended June 30, 2002 from $38.4 million for the quarter ended June 30, 2001. This decrease was primarily due to a decrease in the number of trader log-ons, reflecting the downturn in the market environment and market participant consolidations. Nasdaq Workstation II fees are charged monthly based largely upon the number of authorized log-on identifications.

Nasdaq provides CTCI for users to report trades, enter orders into SuperSoes and receive execution messages. The CTCI links market participants’ automated systems to Nasdaq. This interface has recently been upgraded to a new protocol and delivers increased line speeds. CTCI provided revenues of $4.1 million, a decrease of $1.0 million or 19.6% for the quarter ended June 30, 2002, from $5.1 million for the quarter ended June 30, 2001. This decrease was primarily due to a decrease in the number and size of CTCI lines. Users are charged a monthly fee based upon the bandwidth of the line.

Also included in Access Services revenue is Weblink, which totaled $ 0.3 million and $0.1 million for the quarter ended June 30, 2002 and June 30, 2001, respectively.  Prior to April 1, 2002, this revenue was disclosed as Other Transaction Services revenue. As such, prior period amounts have been reclassified to conform to the current period presentation of Weblink revenue.

Execution Services revenue increased $1.1 million or 2.6 % from $43.0 million for the quarter ended June 30, 2001 to $44.1 million for the quarter ended June 30, 2002 due to the introduction of a new, incremental fee associated with quote updates in Nasdaq quotation systems.  Execution Services revenue is derived from SuperSoesSM, SelectNet®, SOESSM, Quote Update, Advanced Computerized Execution System and Computer Assisted Execution SystemSM.

On July 30, 2001, Nasdaq fully implemented SuperSoes. SuperSoes is designed to provide capability for automatic execution of buy and sell orders for market makers, electronic communication networks (“ECNs”) and institutional and retail customers, and streamlines Nasdaq’s transaction systems. SuperSoes combines features of the existing SelectNet and SOES execution systems and is only available for securities listed on The Nasdaq National Marketsm tier of The Nasdaq Stock Market. Securities listed on The Nasdaq SmallCap Marketsm continue to be traded through SOES and SelectNet. SuperSoes has resulted in the migration of significant transaction volume, and its corresponding revenue, from SelectNet and SOES to SuperSoes.  On February 1, 2002, in conjunction with a change in SuperSoes pricing, Nasdaq introduced a fee charged to market participants for updating quotes on the Nasdaq Stock Market.  SuperSoes revenues and quote update fees were $34.4 million for the quarter ended June 30, 2002. SuperSoes charges execution fees on a per share basis.

The SelectNet execution system provided revenue of $7.5 million, a decrease of $23.8 million or 76.0% for the quarter ended June 30, 2002 from $31.3 million for the quarter ended June 30, 2001.  This decrease was primarily due to a decrease in trade volume related to the introduction of SuperSoes and ECNs increased buildout of direct links to customers.  SelectNet fees are charged on a per transaction basis.

During the quarter ended June 30, 2001, SOES provided revenue of $9.5 million. Due to the migration to SuperSoes, revenue from SOES decreased and accounted for less than 1% of revenue for the quarter ended June 30, 2002.

Also included in Execution Services revenue is revenue from Advanced Computerized Execution System and Computer Assisted Execution System, which totaled $2.2 million and $2.3 million for the quarter ended June 30, 2002 and June 30, 2001, respectively.  Prior to April 1, 2002, this revenue was disclosed as Other Transaction Services revenue. As such, prior period amounts have been reclassified to conform to the current period presentation of Advanced Computerized Execution System and Computer Assisted Execution System revenues.

Trade Reporting revenue declined $0.9 million or 4.1% from $21.9 million for the quarter ended June 30, 2001 to $21.0 million for the quarter ended June 30, 2002.  This decrease was primarily due to the decline in overall share and trade volume and the reporting of trades to regional exchanges.  Revenue from Trade Reporting includes Automated Confirmation Transaction ("ACT"), an automated service that provides the post-execution steps of price reporting, volume comparison, clearing of pre-negotiated trades, and risk management services.  ACT fees are primarily charged on a per transaction basis.

Market Information Services

The following table sets forth the revenue from Market Information Services:

	Three months ended June 30,
	2002	2001
	($ in millions)
Level 1 Service	$35.6	$38.6
Nasdaq InterMarket Tape	11.2	7.3
Unlisted Trading Privileges (“UTP”)	(5.5)	(1.3)
Nasdaq Data Revenue Sharing	(4.1)	—
Nasdaq Quotation Dissemination Service (“NQDS”)	9.7	8.9
Other Market Information Services Revenue	2.9	2.0
Total Market Information Services Revenue	$49.8	$55.5

For the quarter ended June 30, 2002, Market Information Services revenue of $49.8 million decreased $5.7 million or 10.3% from $55.5 million for the quarter ended June 30, 2001.

Nasdaq’s Level 1 service provides last trade and current inside quote information for Nasdaq securities.  Level 1 revenue decreased $3.0 million or 7.8% to $35.6 million for the quarter ended June 30, 2002 from $38.6 million for the quarter ended June 30, 2001.  The decrease was primarily due to declines in professional and non-professional Level 1 subscriptions.  Prior to April 1, 2002, certain Level 1 subscriptions that were included in the bundled NQDS data product were disclosed as NQDS revenues.  Prior period amounts have been reclassified to conform to the current period presentation of revenue for Level 1 and NQDS.

Nasdaq InterMarket tape revenue are derived from data revenue generated by the Consolidated Quotation Plan and the Consolidated Tape Association Plan (collectively, “CQ/CTA Plans”). The information collected under the CQ/CTA Plans is sold to data vendors, who in turn sell it to the public. Nasdaq’s InterMarket tape revenue is directly related to both the percentage of trades in exchange listed securities that are reported through the CQ/CTA Plans and the size of the revenue sharing pool. Nasdaq InterMarket tape revenue increased $3.9 million or 53.4% to $11.2 million for the quarter ended June 30, 2002, from $7.3 million for the quarter ended June 30, 2001, primarily due to an increase in the total Nasdaq InterMarket transactions reported in AMEX listed securities.

Nasdaq shared revenue from the sale of tape data in two manners. First, through the UTP Plan, Nasdaq shares revenue with regional exchanges that are members of the Plan and that trade Nasdaq securities. UTP participants are paid based on the total shares and trades that they execute as a percentage of all shares and trades executed in Nasdaq securities. For the quarter ended June 30, 2002, Nasdaq revenue sharing with UTP participants increased $4.2 million to $5.5 million from $1.3 million for the quarter ended June 30, 2001. The increase is due primarily to the trade reporting activity from the Cincinnati Stock Exchange, which became an active UTP participant at the end of the first quarter of 2002.

Nasdaq also shared tape data revenue with its market participants in a pilot program based on their share of trades and volume reported to Nasdaq. This revenue sharing plan was introduced in the first quarter of 2002.  During the second quarter of 2002, Nasdaq shared $4.1 million in tape data revenue with its market participants. The data revenue sharing program was part of a larger strategy to compete with UTP exchanges and provide proper incentive for Nasdaq members to continue to fully utilize Nasdaq’s Transaction Services.

Effective June 1, 2002, the SEC abrogated certain market participant tape sharing pilot programs. (See “—Business Environment” and Note 2, Significant Transactions, for further discussion).

NQDS provides subscribers with the best quote from each Nasdaq market participant. NQDS revenues increased $0.8 million or 9.0% to $9.7 million for the quarter ended June 30, 2002 from $8.9 million for the quarter ended June 30, 2001. This increase was due to an increase in non-professional subscriptions, partially offset by a decline in professional subscriptions.  Prior to April 1, 2002, certain Level 1 subscriptions that were included in the bundled NQDS data product were disclosed as NQDS revenues.  Prior period amounts have been reclassified to conform to the current period presentation of revenue for Level 1 and NQDS.

Corporate Client Group Services

The following table sets forth the revenue from Corporate Client Group Services:

	Three months ended June 30,
	2002	2001
	($ in millions)
Annual renewal fee	$25.6	$20.5
Listing additional shares (“LAS”) fee	9.5	8.9
Initial listing fee	8.4	9.0
Other Corporate Client Group Services Revenue	0.5	0.4
Total Corporate Client Group Services Revenue	$44.0	$38.8

Corporate Client Group Services revenues increased to $44.0 million for the quarter ended June 30, 2002 from $38.8 million for the quarter ended June 30, 2001, an increase of $5.2 million or 13.4%.

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

Annual renewal fee revenues increased by $5.1 million or 24.9% to $25.6 million for the quarter ended June 30, 2002 from $20.5 million for the quarter ended June 30, 2001. This increase was primarily due to the introduction in January 2002 of a revised fee structure for annual renewal fees.

LAS revenue increased $0.6 million or 6.7% to $9.5 million in the quarter ended June 30, 2002 from $8.9 million in the quarter ended June 30, 2001. On a billed basis, LAS fees charged in the quarter decreased $0.9 million or 6.8% from $13.2 million in the quarter ended June 30, 2001 to $12.3 million in the quarter ended June 30, 2002.

Initial listing revenues decreased $0.6 million or 6.7% to $8.4 million in the quarter ended June 30, 2002 from $9.0 million in the quarter ended June 30, 2001. On a billed basis, initial listing fees in the quarter increased $4.9 million or 128.9% from $3.8 million in the quarter ended June 30, 2001 to $8.7 million in the quarter ended June 30, 2002.

The number of IPOs listing on The Nasdaq Stock Market increased from 15 companies in the second quarter of 2001 to 22 companies in the second quarter of 2002. During the quarter, the number of secondary offerings was relatively flat at 47 versus 46 for the quarter ended June 30, 2001.

Other Revenues

Other revenues for the three months ended June 30, 2002 totaled $8.4 million, a decrease of $8.2 million or 49.4% from $16.6 million for the three months ended June 30, 2001. Other revenues primarily include trademark and licensing revenues related to the Nasdaq-100 Trust and related products. Nasdaq earns revenues based on the licensing of the Nasdaq brand name for a variety of financial products here and abroad. Among these products are included the Nasdaq-100 Trust (“QQQ”), options, futures, mutual funds and a variety of other products. The Nasdaq-100 Trust is a unit investment trust that holds shares of the top 100 U.S. and international non-financial stocks listed on The Nasdaq Stock Market that comprise the Nasdaq-100 Index.   The decrease in other revenue is attributable to a decrease in trademark license revenue related to the Nasdaq-100 Trust occuring outside the Nasdaq InterMarket. The decline in trademark revenue is effectively offset by the higher tape revenue received by Nasdaq InterMarket, which is  reflected in Market Information Services, as a result of its increased market share.  Other revenue is also impacted in June 2001, by a gain on the settlement of certain variable Nasdaq Japan stock based awards.

Direct Expenses

	Three months ended June 30,
	2002	2001
	($ in millions)
Compensation and benefits	$44.8	$46.7
Marketing and advertising	4.2	5.0
Depreciation and amortization	24.8	21.9
Professional and contract services	17.1	14.8
Computer operations and data communications	35.4	46.5
Provision for bad debts	4.4	2.9
Travel, meetings and training	3.7	4.1
Occupancy	10.1	7.3
Publications, supplies, and postage	2.8	2.8
Nasdaq Japan impairment loss	15.2	—
Other	10.1	11.3

Total direct expenses	$172.6	$163.3

Direct expenses increased $9.3 million or 5.7% to $172.6 million for the quarter ended June 30, 2002 from $163.3 million for the quarter ended June 30, 2001.

Compensation and benefits expense decreased $1.9 million or 4.1% to $44.8 million for the quarter ended June 30, 2002 from $46.7 million for the quarter ended June 30, 2001. This decrease was primarily due to staff reductions that occurred during the third quarter of 2001 and first quarter of 2002.

Marketing and advertising expense decreased slightly to $4.2 million for the quarter ended June 30, 2002 from $5.0 million for the quarter ended June 30, 2001, a decrease of $0.8 million or 16.0%.

Depreciation and amortization expense increased $2.9 million or 13.2% to $24.8 million for the quarter ended June 30, 2002 from $21.9 million for the quarter ended June 30, 2001. The increase in depreciation is due to a higher asset base related to several systems, which were implemented in the second half of 2001, including SuperSoes.

Professional and contract services expense increased to $17.1 million for the quarter ended June 30, 2002 from $14.8 million for the quarter ended June 30, 2001, an increase of $2.3 million or 15.5%. This increase was primarily due to additional charges incurred due to the separation from the NASD.

Computer operations and data communications expense decreased to $35.4 million for the quarter ended June 30, 2002 from $46.5 million for the quarter ended June 30, 2001, a decrease of $11.1 million or 23.9%. This decrease is the result of the renegotiated WorldCom contract that occurred during 2002.  (See Note 7, Commitments and Contingencies for further discussion). The decrease was also the result of fewer computer devices being in use due to the reduction in workforce that had occurred at various trading firms as noted in the discussion of "—Transaction Services - Access Services" revenue.

The provision for bad debts increased $1.5 million or 51.7% to $4.4 million for the quarter ended June 30, 2002 from $2.9 million for the quarter ended June 30, 2001. This increase was primarily due to an increase in inactive issuers with outstanding account balances resulting from the temporary suspension of listing requirements due to the events of September 11, 2001.

Occupancy expense increased to $10.1 million for the quarter ended June 30, 2002 from $7.3 million for the quarter ended June 30, 2001, an increase of $2.8 million or 38.4%. The increase was primarily due to a re-classification of real estate costs previously recorded in support costs for the quarter ended June 30, 2001 as a result of the separation from the NASD.

During the second quarter of 2002, Nasdaq recognized an other than temporary impairment on its investment in Nasdaq Japan of $15.2 million.  (See Note 2, Significant Transactions for further discussion).

The remaining direct expenses decreased by $1.6 million or 8.8% from $18.2 million for the quarter ended June 30, 2001 to $16.6 million for the quarter ended June 30, 2002.  Included in other expenses for the quarter ended June 30, 2002 were $1.4 million of losses on the equity investment in Nasdaq LIFFE and a $4.9 million write-down of an auxiliary trading technology platform.  Other expenses for the quarter ended June 30, 2001 included losses on the equity investment in Nasdaq Japan of $3.6 million and a write-off related to the impairment of certain assets.

Support Costs

Support costs from related parties decreased by $7.6 million to $17.7 million for the quarter ended June 30, 2002 from $25.3 million for the quarter ended June 30, 2001, reflecting Nasdaq’s continued move towards less reliance upon support from the NASD and its affiliates. Surveillance and other regulatory charges from NASD Regulation, Inc. (“NASDR”) decreased by $3.3 million to $18.7 million for the quarter ended June 30, 2002 from $22.0 million for the quarter ended June 30, 2001. Support costs from the NASD decreased $5.2 million to $1.7 million for the quarter ended June 30, 2002 from $6.9 million for the quarter ended June 30, 2001. In addition, the amount of Nasdaq costs charged to the Amex decreased from $3.6 million for the quarter ended June 30, 2001 to $2.7 million for the quarter ended June 30, 2002. Amounts charged to related parties are netted against charges from related parties in the “Support costs from related parties, net” line item on the Condensed Consolidated Statements of Income.

Income Taxes

Nasdaq’s income tax provision was $8.3 million for the quarter ended June 30, 2002 compared to $16.8 million for the quarter ended June 30, 2001. The effective tax rate was 48.7% for the quarter ended June 30, 2002 compared to 46.1% for the quarter ended June 30, 2001. The increase in Nasdaq’s effective tax rate was primarily due to its foreign losses for which no tax benefit is taken.

Results of Operations

For the Six Months Ended June 30, 2002 and 2001

Financial Overview.  Nasdaq reported net income of $30.1 million for the six months ended June 30, 2002, representing a decrease of $15.7 million or 34.3% from net income of $45.8 million for the six months ended June 30, 2001. The following table sets forth an overview of Nasdaq’s financial results:

	Six months ended June 30,
	2002	2001
	($ in millions, except per share amounts)
Total revenue	$416.6	$444.1
Total expenses	362.9	369.2
Pre-tax income	58.6	84.3
Net income	30.1	45.8
Net income applicable to common stockholders	25.2	45.8
Basic earnings per common share	0.28	0.37
Diluted earnings per common share	0.27	0.37
Return on average common equity	9.4%	7.9%

Revenue

For the six months ended June 30, 2002, Nasdaq’s revenue of $416.6 million decreased $27.5 million or 6.2% from $444.1 million for the six month ended June 30, 2001.

The following table sets forth total revenue:

	Six months ended June 30,
	2002	2001
	($ in millions)
Transaction Services	$207.8	$221.2
Market Information Services	101.8	118.7
Corporate Client Group Services	87.9	77.1
Other	19.1	27.1

Total Revenue	$416.6	$444.1

Transaction Services

The following table sets forth the revenue from Transaction Services:

	Six months ended June 30,
	2002	2001
	($ in millions)

Access Services	$73.7	$82.3
Execution Services	89.1	87.9
Trade Reporting	41.6	47.0
Other Transaction Services Revenue	3.4	4.0

Total Transaction Services Revenue	$207.8	$221.2

For the six months ended June 30, 2002, Transaction Services revenues of $207.8 million decreased $13.4 million from $221.2 million for the six months ended June 30, 2001, a decrease of 6.1%.

Access Services revenue decreased $8.6 million or 10.4% from $82.3 million for the six months ended June 30, 2001 to $73.7 million for the six months ended June 30, 2002 primarily due to cost saving initiatives among Nasdaq’s market participants and the consolidation of major trading firms, which resulted in fewer subscriber log-ons to Nasdaq systems.  Access Services revenue is derived from Nasdaq Workstation II and Application Programming Interfaces, Computer-to-Computer Interface (“CTCI”) and Weblink.

The Nasdaq Workstation II, along with application programming interfaces, is the trader’s direct connection to Nasdaq’s quote and trade execution facilities, providing access to quotation services, automated trade executions, real-time reporting, trade negotiations and clearing. This access device provided revenues of $64.5 million, a decrease of $10.2 million or 13.7% for the six months ended June 30, 2002 from $74.7 million for the six months ended June 30, 2001. This decrease was primarily due to a decrease in the number of trader log-ons, reflecting the downturn in the market environment and market participant consolidations. Nasdaq Workstation II fees are charged monthly based upon the number of authorized log-on identifications.

Nasdaq provides CTCI for users to report trades, enter orders into SuperSoes and receive execution messages. The CTCI links market participants’ automated systems to Nasdaq. This interface has recently been upgraded to a new protocol and delivers increased line speeds. CTCI provided revenues of $8.5 million, an increase of $1.0 million or 13.3% for the six months ended June 30, 2002, from $7.5 million for the six months ended June 30, 2001. New fees associated with the upgraded interface was primarily responsible for the increase in revenue.  Users are charged a monthly fee based upon the bandwidth of the line.

Also included in Access Services revenue is Weblink, which totaled $ 0.7 million and $ 0.1 million as of June 30, 2002 and June 30, 2001, respectively.  Prior to April 1, 2002, this revenue was disclosed as Other Transaction Services revenue. As such, prior period amounts have been reclassified to conform to the current period presentation of Weblink revenue.

Execution Services revenue increased $1.2 million or 1.4 % from $87.9 million for the six months ended June 30, 2001 to $89.1 million for the six months ended June 30, 2002 due to the introduction of a new, incremental fee associated with quote updates in Nasdaq quotation systems.  Execution Services revenue is derived from SuperSoes, SelectNet, SOES, Quote Update, Advanced Computerized Execution System and Computer Assisted Execution System.

On July 30, 2001, Nasdaq fully implemented SuperSoes. SuperSoes is designed to provide capability for automatic execution of buy and sell orders for market makers, ECNs and institutional and retail customers, as well as streamline Nasdaq’s transaction systems. SuperSoes combines features of the existing SelectNet and SOES execution systems and is only available for securities listed on The Nasdaq National Marketsm tier of The Nasdaq Stock Market. Securities listed on The Nasdaq SmallCap Marketsm continue to be traded through SOES and SelectNet. SuperSoes has resulted in the migration of significant transaction volume, and its corresponding revenue, from SelectNet and SOES to SuperSoes. On February 1, 2002, in conjunction with a change in SuperSoes pricing, Nasdaq introduced a fee charged to market participants for updating quotes on The Nasdaq Stock Market. SuperSoes revenues and quote update fees were $66.2 million for the six months ended June 30, 2002. SuperSoes charges execution fees on a per share basis.

The SelectNet execution system provided revenue of $18.7 million, a decrease of $45.0 million or 70.6% for the six months ended June 30, 2002 from $63.7 million for the six months ended June 30, 2001.  This decrease was primarily due to a decrease in trade volume related to the introduction of SuperSoes and ECNs increased buildout of direct links to customers. SelectNet fees are charged on a per transaction basis.

During the six months ended June 30, 2001, SOES provided revenue of $19.1 million. Due to the migration to SuperSoes, SOES accounted for less than 1% of revenue for the six months ended June 30, 2002.

Also included in Execution Services revenue is revenue from Advanced Computerized Execution System and Computer Assisted Execution System, which totaled $4.2 million and $5.1 million as of June 30, 2002 and June 30, 2001, respectively.  Prior to April 1, 2002 , this revenue was disclosed as Other Transaction Services revenue. As such, prior period amounts have been reclassified to conform to the current period presentation of Advanced Computerized Execution System and Computer Assisted Execution System revenues.

Trade Reporting revenue declined $ 5.4 million or 11.5% from $47.0 million for the six months ended June 30, 2001 to $41.6 million for the six months ended June 30, 2002.  This decrease was primarily due to the decline in overall share and trade volume and the reporting of trades to regional exchanges.  Revenue from Trade Reporting includes ACT, an automated service that provides the post-execution steps of price reporting, volume comparison, clearing of pre-negotiated trades, and risk management services.  ACT fees are primarily charged on a per transaction basis.

Market Information Services

The following table sets forth the revenue from Market Information Services:

	Six months ended June 30,
	2002	2001
	($ in millions)
Level 1 Service	$73.0	$82.8
Nasdaq InterMarket Tape	21.3	15.3
Unlisted Trading Privileges (“UTP”)	(8.3)	(2.6)
Nasdaq Data Revenue Sharing	(9.0)	—
Nasdaq Quotation Dissemination Service (“NQDS”)	19.0	19.0
Other Market Information Services Revenue	5.8	4.2

Total Market Information Services Revenue	$101.8	$118.7

For the six months ended June 30, 2002, Market Information Services revenue of $101.8 million decreased $16.9 million or 14.2% from $118.7 million for the six months ended June 30, 2001.

Nasdaq’s Level 1 service provides last trade and current inside quote information for Nasdaq securities.  Level 1 revenue decreased $9.8 million or 11.8% to $73.0 million for the six months ended June 30, 2002 from $82.8 million for the six months ended June 30, 2001 primarily due to declines in professional and non-professional Level 1 subscriptions.  Prior to April 1, 2002, certain Level 1 subscriptions that were included in the bundled NQDS data product were disclosed as NQDS revenues.  Prior period amounts have been reclassified to conform to the current period presentation of revenue for Level 1 and NQDS.

Nasdaq InterMarket tape revenues are derived from data revenue generated by the Consolidated Quotation Plan and the Consolidated Tape Association Plan (collectively, “CQ/CTA Plans”). The information collected under the CQ/CTA Plans is sold to data vendors, who in turn sell it to the public. Nasdaq’s InterMarket tape revenue is directly related to both the percentage of trades in exchange listed securities that are reported through the CQ/CTA Plans and the size of the revenue sharing pool. Nasdaq InterMarket tape revenues increased $6.0 million or 39.2% to $21.3 million for the six months ended June 30, 2002, from $15.3 million for the six months ended June 30, 2001, primarily due to an increase in the total Nasdaq InterMarket transactions reported in AMEX listed securities.

Nasdaq shared revenue from the sale of tape data in two manners. First, through the UTP Plan, Nasdaq shares revenue with regional exchanges that are members of the Plan and that trade Nasdaq securities. UTP participants are paid based on the total shares and trades that they execute as a percentage of all shares and trades executed in Nasdaq securities. For the six months ending June 30, 2002, Nasdaq revenue sharing with UTP Plan participants increased $5.7 million to $8.3 million from $2.6 million for the six months ended June 30, 2001. The increase was due primarily to the trade reporting activity from the Cincinnati Stock Exchange, which became an active UTP participant at the end of the first quarter of 2002.

Nasdaq also shared tape data revenue with its market participants in a pilot program based on their share of trades and volume reported to Nasdaq. This revenue sharing plan was introduced in the first quarter of 2002.  During the six months ended June 30, 2002, Nasdaq shared $9.0 million in tape data revenue with its market participants. The data revenue sharing program was part of a larger strategy to compete with UTP exchanges and provide proper incentive for Nasdaq members to continue to fully utilize Nasdaq’s Transaction Services.

Effective June 1, 2002, the SEC abrogated certain market participant tape sharing pilot programs. (See “—Business Environment” and Note 2, Significant Transactions, for further discussion).

NQDS provides subscribers with the best quote from each Nasdaq market participant. NQDS revenues remained flat at $19.0 for the six months ended June 30, 2002.  Prior period amounts have been reclassified to conform to the current period presentation of revenue for Level 1 and NQDS.  Prior to April 1, 2002, certain Level 1 subscriptions that were included in the bundled NQDS data product were disclosed as NQDS revenue.

Corporate Client Group Services

The following table sets forth the revenue from Corporate Client Group Services:

	Six months ended June 30,
	2002	2001
	($ in millions)
Annual renewal fee	$51.5	$40.5
Listing additional shares (LAS) fee	18.8	17.7
Initial listing fee	16.9	18.0
Other Corporate Client Group Services Revenue	0.7	0.9

Total Corporate Client Group Services Revenue	$87.9	$77.1

Corporate Client Group Services revenues increased to $87.9 million for the six months ended June 30, 2002 from $77.1 million for the six months ended June 30, 2001, an increase of $10.8 million or 14.0%.

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

Annual renewal fee revenues increased by $11.0 million or 27.2% to $51.5 million for the six months ended June 30, 2002 from $40.5 million for the six months ended June 30, 2001. This increase was primarily due to the introduction in January 2002 of a revised fee structure for annual renewal fees.

LAS revenue increased $1.1 million or 6.2% to $18.8 million for the six months ended June 30, 2002 from $17.7 million for the six months ended June 30, 2001. On a billed basis, LAS fees charged in the six months increased $3.0 million or 17.0% from $17.6 million in the six months ended June 30, 2001 to $20.6 million in the six months ended June 30, 2002.

Initial listing revenues decreased $1.1 million or 6.1% to $16.9 million for the six months ended June 30, 2002 from $18.0 million for the six months ended June 30, 2001.  On a billed basis, initial listing fees in the six months increased $3.5 million or 46.7% from $7.5 million in the six months ended June 30, 2001 to $11.0 million in the six months ended June 30, 2002.

The number of IPOs listing on The Nasdaq Stock Market increased from 28 companies in the first half of 2001 to 29 companies in the first half of 2002. The number of secondary offerings, in the six months ended June 30, 2002, increased 26.3% to 101, from 80 in the six months ended June 30, 2001.

Other Revenues

Other revenues for the six months ended June 30, 2002 totaled $19.1 million, a decrease of $8.0 million or 29.5% from $27.1 million for the six months ended June 30, 2001. Other revenues primarily include trademark and licensing revenues related to the Nasdaq-100 Trust and related products. Nasdaq earns revenues based on the licensing of the Nasdaq brand name for a variety of financial products here and abroad.  Among these products are included the Nasdaq-100 Trust (“QQQ”), options, futures, mutual funds and a variety of other products. The Nasdaq-100 Trust is a unit investment trust that holds shares of the top 100 U.S. and international non-financial stocks listed on The Nasdaq Stock Market that comprise the Nasdaq-100 Index.   The decrease in other revenue is attributable to a decrease in trademark license revenue related to the Nasdaq-100 Trust occuring outside the Nasdaq InterMarket. The decline in trademark revenue is effectively offset by the higher tape revenue received by Nasdaq InterMarket, which is  reflected in Market Information Services, as a result of its increased market share.  Other revenue is also impacted in June 2001, by a gain on the settlement of certain variable Nasdaq Japan stock based awards.

Direct Expenses

	Six months ended June 30,
	2002	2001
	($in millions)
Compensation and benefits	$91.1	$85.8
Marketing and advertising	8.0	11.6
Depreciation and amortization	50.1	42.7
Professional and contract services	32.0	31.6
Computer operations and data communications	77.9	87.9
Provision for bad debts	6.5	13.0
Travel, meetings and training	6.7	7.5
Occupancy	17.0	13.5
Publications, supplies, and postage	5.0	5.6
Nasdaq Japan impairment loss	15.2	—
Other	18.0	18.3

Total direct expenses	$327.5	$317.5

Direct expenses increased $10.0 million or 3.1% to $327.5 million for the six months ended June 30, 2002 from $317.5 million for the six months ended June 30, 2001.

Compensation and benefits expense increased $5.3 million or 6.2% to $91.1 million for the six months ended June 30, 2002 from $85.8 million for the six months ended June 30, 2001. This increase was primarily due to a number of factors, including the transfer of positions from the NASD associated with Nasdaq’s restructuring as an independent public company. Direct expenses for the six months ended June 30, 2002 also includes $2.7 million of compensation and benefits incurred during the first quarter related to employees of Nasdaq Europe, which was not purchased until March 27, 2001. These increases were offset by a reduction in headcount at Nasdaq that occurred during the first quarter of 2002 as a result of the economic conditions.

Marketing and advertising expense decreased to $8.0 million for the six months ended June 30, 2002 from $11.6 million for the six months ended June 30, 2001, a decrease of $3.6 million or 31.0%. The higher advertising expenses in 2001 reflect the carryover into the first quarter of 2001 of Nasdaq’s fourth quarter 2000 advertising campaign, which included sponsorship of NFL shows on CBS.

Depreciation and amortization expense increased by $7.4 million or 17.3% to $50.1 million for the six months ended June 30, 2002 from $42.7 million for the six months ended June 30, 2001. The increase in depreciation was primarily due to a higher asset base related to several systems, which were implemented in the second half of 2001, including SuperSoes.  In addition, $2.8 million of additional depreciation and amortization expense was recognized during the six months ended June 30, 2002 related to Nasdaq Europe, which was not consolidated until March 27, 2001.

Professional and contract services expense were $32.0 million for the six months ended June 30, 2002, flat relative to the same period of the prior year.

Computer operations and data communications expense decreased to $77.9 million for the six months ended June 30, 2002 from $87.9 million for the six months ended June 30, 2001, a decrease of $10.0 million or 11.4%. This decrease was primarily due to the renegotiated WorldCom contract that occurred during 2002.  The decrease was also the result of fewer computer devices being in use due to the reduction in force that had occurred at various trading firms as noted in the discussion of "—Transaction Services - Access Service" revenue.

The provision for bad debts decreased $6.5 million or 50.0% to $6.5 million for the six months ended June 30, 2002 from $13.0 million for the six months ended June 30, 2001. This decrease was primarily due to the provision for the bankruptcy filing by Bridge Information Systems, Inc. reflected in the first quarter results of 2001.  This is partially offset by an increase in inactive issuers with outstanding account balances resulting from the temporary suspension of listing requirements due to the events of September 11, 2001.

Occupancy expense increased to $17.0 million for the six months ended June 30, 2002 from $13.5 million for the six months ended June 30, 2001, an increase of $3.5 million or 25.9%. The increase was primarily due to a re-classification of real estate costs previously recorded in support costs for the quarter ended June 30, 2001 as a result of the separation from NASD.

During the second quarter of 2002, Nasdaq has recognized another than temporary impairment on its equity investment in Nasdaq Japan of  $15.2 million. (See Note 2, Significant Transactions for further discussion).

The remaining direct expenses decreased $1.7 million or 5.4% from $31.4 million for the six months ended June 30, 2001 to $29.7 million for the six months ended June 30, 2002.  Included in other expenses for the six months ended June 30, 2002 were $3.7 million of losses on the equity investment in Nasdaq LIFFE, $3.1 million of losses on the equity investment in Nasdaq Japan and a $4.9 million write-down of an auxiliary trading technology platform.  Other expenses for the six months ended June 30, 2001 included losses on the equity investment in Nasdaq Japan of $7.1 million and a write-off related to the impairment of certain assets.

Support Costs

Support costs from related parties decreased by $16.3 million to $35.4 million for the six months ended June 30, 2002 from $51.7 million for the six months ended June 30, 2001.  This was primarily due to Nasdaq’s continued move towards less reliance upon support from the NASD and its affiliates. Surveillance and other regulatory charges from NASDR decreased by $4.2 million to $36.7 million for the six months ended June 30, 2002 from $40.9 million for the six months ended June 30, 2001. Support costs from the NASD decreased $12.7 million to $3.5 million for the six months ended June 30, 2002 from $16.2 million for the six months ended June 30, 2001. In addition, the amount of Nasdaq costs charged to the Amex decreased from $5.4 million for the six months ended June 30, 2001 to $4.8 million for the six months ended June 30, 2002. Amounts charged to related parties are netted against charges from related parties in the “Support costs from related parties, net” line item on the Condensed Consolidated Statements of Income.

Income Taxes

Nasdaq’s income tax provision was $28.5 million for the six months ended June 30, 2002 compared to $38.6 million for the six months ended June 30, 2001. The effective tax rate was 48.7% for the six months ended June 30, 2002 compared to 45.7% for the six months ended June 30, 2001. The increase in Nasdaq’s effective tax rate was primarily due to its foreign losses for which no tax benefit is taken.

Liquidity and Capital Resources

June 30, 2002 compared to December 31, 2001

Cash and cash equivalents and available-for-sale securities totaled $457.5 million at June 30, 2002, a decrease of $64.3 million from $521.8 million at December 31, 2001. Working capital (current assets less current liabilities and current investments held-to-maturity at amortized cost) decreased by $125.2 million to $396.4 million as of June 30, 2002, from $521.6 million as of December 31, 2001.

Cash and cash equivalents increased $37.1 million from December 31, 2001 to $330.8 million as of June 30, 2002, primarily due to cash provided by operating activities of $134.0 million and cash provided by investing activities of $51.6 million offset by cash used in financing activities of $148.5 million.

Operating activities provided net cash inflows of $134.0 million for the six months ended June 30, 2002, primarily due to cash received from customers less cash paid to suppliers, employees and related parties and income taxes paid.

Net cash provided by investing activities was $51.6 million for the six months ended June 30, 2002, primarily due to proceeds of $166.8 million from the redemption of available-for-sale investments, offset by purchases of $74.3 million of available-for-sale investments and by capital expenditures of $50.8 million related to SuperMontage, Primex, global initiatives, and general capacity increases.

Cash used in financing activities was approximately $148.5 million for the six months ended June 30, 2002, primarily due to the payment of approximately $305.2 million to fund the repurchase of all remaining shares of common stock owned by the NASD, except for shares underlying warrants to purchase outstanding Common Stock previously sold by the NASD, as discussed in Note 2 to the Condensed Consolidated Financial Statements, offset by an increase in long term debt of $153.9 million primarily attributed to a $150.0 million private debt offering of Nasdaq’s senior notes due 2007.

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

Item 3.  Quantitative and Qualitative Disclosure of Market Risk

Market risk represents the risks of changes in the value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, and equity prices. As of June 30, 2002, Nasdaq’s investment portfolio consisted primarily of floating rate securities, obligations of U.S. Government sponsored enterprises, municipal bonds, and commercial paper. Nasdaq’s primary market risk is associated with fluctuations in interest rates and the effects that such fluctuations may have on its investment portfolio and outstanding debt. The investment portfolio is held primarily in short-term investments. Therefore, management does not believe that a 100 basis point fluctuation in market interest rates will have a material effect on the carrying value of Nasdaq’s investment portfolio or on Nasdaq earnings or cash flows. Nasdaq’s exposure to these risks has not materially changed since December 31, 2001.

Nasdaq also has exposure to foreign currency translation gains and losses due to its subsidiaries and equity method investments. Prior to June 30, 2002, Nasdaq did not hedge its accounting translation exposure to foreign currency fluctuations relative to these investments. However, subsequent to June 30, 2002, Nasdaq has hedged certain foreign currency exposures.  Nasdaq expects to periodically re-evaluate its foreign currency hedging policies and may choose in the future to enter into additional transactions.

The Nasdaq Stock Market, Inc.

PART II—OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders of Nasdaq held on May 22, 2002, the following matters were submitted to a vote of security holders:

1.                                       A proposal was submitted for the election of six Class 2 Directors to the Nasdaq Board of Directors.

Directors Standing For Election	Term Expires	Votes For	Votes Withheld
Dr. Josef Ackermann	2005	61,786,588	135,167
F. Warren Hellman	2005	61,881,097	40,658
Richard G. Ketchum	2005	61,883,320	38,435
Thomas G. Stemberg	2005	61,876,006	45,749
Thomas W. Weisel	2005	61,786,727	135,028
Mary Jo White	2005	61,871,696	50,059

Nominees required a favorable vote of a plurality of the shares of Common Stock present and entitled to vote, in person or by proxy, at a meeting. Accordingly, the directors standing for election were elected.

Term

Continuing Directors	Expires
Michael Casey	2003
John D. Markese	2003
E. Stanley O’Neal	2003
Vikram S. Pandit	2003
David Pottruck	2003
Richard C. Romano	2003
Arthur Rock	2003
Hardwick Simmons	2004
H. Furlong Baldwin	2004
Frank E. Baxter	2004
Kenneth D. Pasternak	2004
Michael W. Clark	2004
William S. Cohen	2004
Arvind Sodhani	2004
Sir Martin Sorrell	2005

2.                                       A proposal was submitted and adopted to amend Nasdaq’s Restated Certificate of Incorporation (i) to grant holders of Nasdaq’s 4.0% convertible subordinated notes due 2006 (the “Subordinated Notes”) the right to vote with the holders of Common Stock and Series B Stock on matters submitted to stockholder vote, and (ii) to make holders of the Subordinated Notes and holders of voting preferred stock subject to the same 5% voting limitation that applies to holders of Common Stock.

Votes For	61,152,850
Votes Against	631,379
Abstentions	137,526

3.                                       A proposal was submitted and adopted to amend The Nasdaq Stock Market, Inc. Equity Incentive Plan (the “Equity Plan”) to increase the number of shares of Common Stock available for the grant of Common Stock options and other Common Stock awards under the Equity Plan from 20,000,000 to 24,500,000.

Votes For	61,475,715
Votes Against	293,721
Abstentions	152,319

4.                                       A proposal was submitted and adopted to ratify the appointment of Ernst & Young LLP as Nasdaq’s independent auditors for the fiscal year ending December 31, 2002.

Votes For	61,903,302
Votes Against	11,793
Abstentions	6,660

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits:
The exhibits required by this item are set forth on the Exhibit Index attached hereto.
(b)	Reports on Form 8-K:
The following reports on Form 8-K were filed during the three months ended June 30, 2002:

1.             On June 21, 2002, Nasdaq furnished a Form 8-K, dated as of June 21, 2002, reporting under Item 9 thereof that contained a copy of a letter to shareholders dated June 20, 2002 and mailed to shareholders June 21, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE NASDAQ STOCK MARKET, INC. (Registrant)

	By:	/s/ Hardwick Simmons
Date: August 14, 2002		Name: Hardwick Simmons
Title: Chairman and Chief Executive Officer

	By:	/s/ David P. Warren
Date: August 14, 2002		Name: David P. Warren
Title: Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Name	Page No.
3.1	Certificate of Amendment of Restated Certificate of Incorporation of The Nasdaq Stock Market, Inc.
10.1	First Amendment to The Nasdaq Stock Market, Inc. Equity Incentive Plan.
11.1

Computation of Per Share Earnings (omitted in accordance with section (b)(11) of Item 601 of Regulation S-K. The calculation of per share earnings is set forth in Part I, Item 1, in Note 9 to the Condensed Consolidated Financial Statements (Capital Stock and Earnings Per Share)).

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.