Form 10-Q
period 2002-09-30
NASDAQ STOCK MARKET INC
filed 2002-11-14
CIK 1120193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from           to

Commission file number 0-32651

THE NASDAQ STOCK MARKET, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-1165937
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Liberty Plaza New York, New York	10006
(Address of Principal executive offices)	(Zip code)

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

Yes  ☒   No  ☐

As of November 8, 2002, 78,183,754 shares of the Registrant’s Common Stock, par value $0.01 per share (“Common Stock”), were outstanding.

The Nasdaq Stock Market, Inc.

Form 10-Q

For the Quarter Ended September 30, 2002

i

Forward-looking statements in this Quarterly Report on Form 10-Q are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, The Nasdaq Stock Market, Inc.’s ability to implement its strategic initiatives, economic, political, and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors that are more fully described under the caption “Item 1. Business—Risk Factors” in The Nasdaq Stock Market, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001, as amended. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of September 30, 2002. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events, or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

ii

The Nasdaq Stock Market, Inc.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

The Nasdaq Stock Market, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Revenues
Transaction Services	$93,854	$86,198	$303,870	$311,051
Market Information Services	49,092	58,255	150,863	176,925
Corporate Client Group Services	44,248	39,378	132,115	116,463
Other	11,894	13,877	28,795	37,342

Total revenues	199,088	197,708	615,643	641,781

Expenses
Compensation and benefits	51,322	45,322	142,434	131,131
Marketing and advertising	6,121	5,948	14,159	17,597
Depreciation and amortization	25,130	22,894	75,228	65,558
Professional and contract services	17,237	22,858	49,270	54,424
Computer operations and data communications	35,284	43,927	113,163	131,875
Provision for bad debts	2,496	1,457	9,004	14,460
Travel, meetings, and training	2,710	3,715	9,438	11,193
Occupancy	7,454	6,404	24,427	19,866
Publications, supplies, and postage	2,733	2,884	7,772	8,538
Nasdaq Japan impairment loss	—	—	15,208	—
Disaster related	—	843	—	843
Other	2,025	10,289	19,942	28,594

Total direct expenses	152,512	166,541	480,045	484,079

Support costs from related parties, net	21,102	24,413	56,453	76,121

Total expenses	173,614	190,954	536,498	560,200
Net operating income	25,474	6,754	79,145	81,581
Interest income	2,829	6,672	9,301	16,649
Interest expense	(6,319)	(2,997)	(13,448)	(5,447)
Minority interests	2,953	3,252	8,551	5,234
Net income before taxes	24,937	13,681	83,549	98,017
Provision for income taxes	(12,226)	(5,736)	(40,741)	(44,297)

Net income	$12,711	$7,945	$42,808	$53,720

Net income applicable to common stockholders:
Net income	$12,711	$7,945	$42,808	$53,720
Accretion of preferred stock dividends	2,441	—	7,323	—

Net income applicable to common stockholders	$10,270	$7,945	$35,485	$53,720

Basic earnings per common share	$0.13	$0.07	$0.42	$0.45

Diluted earnings per common share	$0.13	$0.07	$0.40	$0.44

See accompanying notes.

The Nasdaq Stock Market, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	September 30, 2002	December 31, 2001
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$274,170	$293,731
Investments:
Available-for-sale, at fair value	184,503	228,029
Held-to-maturity, at amortized cost	15,653	—
Receivables, net	174,017	194,040
Receivables from related parties	12,135	34,953
Deferred tax asset	50,824	51,170
Other current assets	10,239	13,249
Total current assets	721,541	815,172

Investments:
Held-to-maturity, at amortized cost	12,821	28,569
Property and equipment:
Land, buildings, and improvements	93,038	88,861
Data processing equipment and software	484,089	441,928
Furniture, equipment, and leasehold improvements	181,861	184,572
	758,988	715,361
Less accumulated depreciation and amortization	(399,796)	(336,528)

Total property and equipment, net	359,192	378,833
Non-current deferred tax asset	73,163	74,987
Goodwill	10,138	10,138
Other intangible assets	7,437	9,331
Other assets	7,262	9,221

Total assets	$1,191,554	$1,326,251

See accompanying notes.

The Nasdaq Stock Market, Inc.

Condensed Consolidated Balance Sheets (continued)

(in thousands, except share amounts)

	September 30, 2002	December 31, 2001
	(Unaudited)
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$89,824	$123,136
Accrued personnel costs	36,553	43,744
Deferred revenue	90,785	65,366
Other accrued liabilities	35,866	47,296
Current obligation under capital lease	4,048	4,454
Payables to related parties	24,623	9,556
Total current liabilities	281,699	293,552
Long-term debt:
Senior notes	200,122	48,548
Subordinated notes	240,000	240,000
Non-current obligation under capital lease	9,046	12,125
Accrued pension costs	24,853	24,064
Non-current deferred tax liability	50,772	41,981
Non-current deferred revenue	108,666	121,687
Other liabilities	13,016	20,529
Total long-term liabilities	646,475	508,934

Total liabilities	928,174	802,486

Minority interests	(2,654)	5,377

Stockholders’ equity
Common stock, $.01 par value, 300,000,000 authorized, shares issued: 130,435,967 at September 30, 2002 and 130,161,823 at December 31, 2001; shares outstanding: 78,183,754 at September 30, 2002 and 111,700,285 at December 31, 2001	1,304	1,302
Preferred stock, 30,000,000 authorized, Series A: 1,338,402 shares issued and outstanding; Series B: 1 share issued and outstanding	131,399	—
Additional paid-in capital	357,996	348,457
Common stock in treasury, at cost: 52,252,213 at September 30, 2002 and 18,461,538 shares at December 31, 2001	(669,454)	(240,000)
Accumulated other comprehensive income	(6,287)	(6,976)
Deferred stock compensation	(2,370)	(3,350)
Common stock issuable	5,071	6,065
Retained earnings	448,375	412,890

Total stockholders’ equity	266,034	518,388

Total liabilities, minority interests, and stockholders’ equity	$1,191,554	$1,326,251

See accompanying notes.

The Nasdaq Stock Market, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine months ended
	September 30, 2002	September 30, 2001
Reconciliation of net income to cash provided by operating activities
Net income	$42,808	$53,720
Non-cash items included in net income:
Depreciation and amortization	75,228	65,558
Amortization of restricted stock awards and other stock-based compensation	2,842	5,252
Minority interests	(8,551)	(5,234)
Provision for bad debts	9,004	14,460
Loss from equity-method affiliates	9,561	12,479
Nasdaq Japan impairment loss	15,208	—
Deferred taxes	10,963	(3,092)
Other non-cash items included in net income	(5,364)	3,545
Net change in:
Receivables, net	11,019	(30,983)
Receivables from related parties	22,872	(9,085)
Other current assets	3,010	3,315
Other assets	4,224	(14,947)
Accounts payable and accrued expenses	(33,312)	(38,067)
Accrued personnel costs	(7,414)	(138)
Deferred revenue	12,398	3,697
Other accrued liabilities	(11,430)	(142)
Obligation under capital leases	(3,485)	(287)
Payables to related parties	6,161	8,236
Accrued pension costs	789	6,168
Other liabilities	(4,622)	11,612
Cash provided by operating activities	151,909	86,067
Cash flow from investing activities
Proceeds from redemptions of available-for-sale investments	183,931	280,007
Purchases of available-for-sale investments	(152,574)	(276,515)
Proceeds from held-to-maturity investments	—	20,865
Purchases of held-to-maturity investments	—	(20,820)
Acquisition, net of cash acquired	—	558
Capital contribution to Nasdaq LIFFE joint venture	(13,000)	—
Purchases of property and equipment	(78,809)	(99,541)
Proceeds from sales of property and equipment	34,200	13,426
Cash used in investing activities	(26,252)	(82,020)
Cash flow from financing activities
Proceeds from Phase II private placement offering	—	63,688
Payments for treasury stock purchases	(305,155)	(240,000)
Increase in long-term debt	151,574	249,543
Purchase of minority interests in Nasdaq Europe Planning Company Limited	—	(20,000)
Issuances of common stock	1,496	—
Issuances of subsidiary stock	1,298	9,564
Contribution from the NASD	5,569	—
Cash (used in) provided by financing activities	(145,218)	62,795
(Decrease) increase in cash and cash equivalents	(19,561)	66,842
Cash and cash equivalents at beginning of period	293,731	262,257
Cash and cash equivalents at end of period	$274,170	$329,099

Supplemental Disclosure of Non-Cash Flow Activities:
Payments for treasury stock purchases with issuance of preferred stock	$124,075	$—

See accompanying notes.

The Nasdaq Stock Market, Inc.

Notes to Condensed Consolidated Financial Statements

1. Organizations and Nature of Operations

The Nasdaq Stock Market, Inc. (“Nasdaq”) operates the world’s largest electronic screen-based equity securities market, which is the world’s largest equity securities market, based on share volume. Nasdaq is the parent company of Nasdaq Global Holdings (“Nasdaq Global”); Quadsan Enterprises, Inc. (“Quadsan”); Nasdaq Financial Products Services, Inc. (“Nasdaq Financial Products”); Nasdaq International Market Initiatives, Inc. (“NIMI”); and Nasdaq Canada, Inc. (“Nasdaq Canada”) collectively referred to as “Nasdaq”. These entities are wholly-owned by Nasdaq.  Nasdaq Tools Inc. (“Nasdaq Tools”), which was previously a wholly-owned subsidiary of Nasdaq, was merged with and into Nasdaq on July 31, 2002.  (See Note 2, Significant Transactions, for further discussion.)  As of September 30, 2002, Nasdaq also owned a 59.4% interest in Nasdaq Europe S.A./N.V. (“Nasdaq Europe”) and a 50.0% interest in Nasdaq LIFFE Markets, LLC (“NQLX”).

Nasdaq Global, which is incorporated in Switzerland, is the holding company for Nasdaq’s investments in IndigoMarketssm Ltd. (“IndigoMarkets”) and Nasdaq Japan, Inc. (“Nasdaq Japan”), in which Nasdaq Global had 55.0% and 39.7% interests, respectively, as of September 30, 2002. During the second quarter of 2002, Nasdaq recognized an other than temporary impairment of its investment in Nasdaq Japan.  On August 16, 2002 the Board of Directors of Nasdaq Japan voted to take the company to dormant status, effectively ceasing operations.  (See Note 2, Significant Transactions, for further discussion).  Nasdaq Europe Planning Company, Limited (“Nasdaq Europe Planning”) is owned by Nasdaq Global and Nasdaq. Nasdaq Europe Planning was formed to expand Nasdaq into the European community; however, it has been inactive due to the purchase of Nasdaq’s interest in Nasdaq Europe. Nasdaq Europe is a pan-European market headquartered in Brussels.  Nasdaq International Ltd., a wholly-owned subsidiary of Nasdaq Global is a London based marketing company.  Quadsan is a Delaware investment holding company that provides investment management services for Nasdaq. Nasdaq Financial Products is the sponsor of the Nasdaq-100 Trust.  Nasdaq Financial Products Services (Ireland) Limited (“Nasdaq Ireland”) is a wholly-owned subsidiary of Nasdaq Financial Products.  Nasdaq Ireland is the manager of The Nasdaq Exchange Traded Fund PLC.  NIMI offers a variety of consulting services to assist emerging and established securities markets around the world with both technology applications and regulation. Nasdaq Canada was created to develop a new securities market within Canada under a cooperative agreement with the Provincial Government of Quebec.

Nasdaq operates in one segment as defined in the Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information.” Nasdaq uses a multiple market participant system to operate an electronic, screen–based equity market. Nasdaq’s principal business products are Transaction Services, Market Information Services, and Corporate Client Group Services. The majority of this business is transacted with companies listed on The Nasdaq Stock Market®, market data vendors, and firms in the broker-dealer industry within the United States.

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

The nature of Nasdaq’s business is such that the results of any interim period may vary significantly from quarter to quarter and may not be indicative of the results to be expected for the fiscal year. Certain prior period amounts reflect reclassifications to conform to the current period’s presentation. Nasdaq has also changed its presentation of the Condensed Consolidated Statement of Cash Flows from the direct method to the indirect method for the nine months ended September 30, 2001 to conform to the current period presentation.

2. Significant Transactions

Nasdaq Common Stock

On July 1, 2002, the Common Stock of Nasdaq began trading under the symbol “NDAQ” on the Over-the-Counter Bulletin Board.  The limited trading of the security began upon the expiration of the contractual transfer restrictions imposed in connection with the sale of Common Stock by Nasdaq and the National Association of Securities Dealers, Inc. (“NASD”) in the private placements of Common Stock in June 2000 and January 2001.

Nasdaq Japan

During the second quarter of 2002, Nasdaq recognized an other than temporary impairment of its investment in Nasdaq Japan. Nasdaq recognized this impairment as a result of the depressed level of market activity in Japan, combined with the suspension of Nasdaq Japan’s hybrid trading system due to the inability to gain exchange approval of market rules and industry participation.  These conditions led management to conclude that Nasdaq Japan would not be profitable in the foreseeable future.  Accordingly, Nasdaq Japan does not have the capacity to raise capital to fund its operations beyond this year.  Thus, Nasdaq Japan’s financial liabilities to Nasdaq were not expected to be repaid and were recognized as a loss.

The net impact of the other than temporary impairment on Nasdaq’s pre-tax income for the three months ended June 30, 2002 was $15.2 million. This represented a complete write-down of the investment, outstanding and unfunded loans (an additional $6.0 million was loaned and $7.0 million was committed during the three months ended June 30, 2002), foreign exchange translation losses and other receivables, partially offset by a re-valuation of certain variable Nasdaq Japan stock based awards of approximately $7.9 million.

On August 16, 2002, the Board of Directors of Nasdaq Japan voted to take the company to dormant status, effectively ceasing operations.  After careful consideration of a range of options, Nasdaq Japan’s Board concluded that under current economic circumstances there was not a profitable path forward for the company.  A letter was sent to the Osaka Securities Exchange formally giving notice of termination of the Business Cooperation Agreement between the Osaka Exchange and Nasdaq Japan.  Meetings of the shareholders of Nasdaq Japan to consider approval of the actions taken by Nasdaq Japan’s Board are currently scheduled in November and December 2002.  It is expected that Nasdaq Japan will enter into liquidation status in late November 2002 and will be dissolved in the second quarter of 2003. Companies listed on the Nasdaq Japan Market will retain their listing on the Osaka Exchange and no disruption to trading is expected.

Nasdaq Tools

On July 31, 2002, Nasdaq Tools, which provides software products and services related to the broker-dealer industry to be used in conjunction with Nasdaq Workstation II software, was merged into Nasdaq in a statutory merger under the General Corporation Law of the State of Delaware. Nasdaq Tools was previously a wholly-owned subsidiary of Nasdaq. Pursuant to the merger, Nasdaq acquired all assets and assumed all liabilities and obligations of Nasdaq Tools and now operates Nasdaq Tools as Nasdaq Trading Applications, a part of Nasdaq’s Transaction Services business products. Nasdaq Trading Applications provides software products and will continue to develop software products to be used by the broker-dealer industry.  Prior to July 31, 2002, revenue from Nasdaq Tools was disclosed as Other Revenue.  As such, prior period amounts have been reclassified to conform to the current period presentation.

Nasdaq Member Revenue Sharing

Effective June 1, 2002, Nasdaq terminated its market data revenue sharing program for securities listed on The Nasdaq Stock Market, as a result of the SEC’s decision to abrogate certain market participant tape sharing pilot programs. The SEC’s action was in response to concerns about the effect of market data rebates on the accuracy of market data and the regulatory functions of self-regulatory organizations. The SEC’s action allows Nasdaq and competing exchanges to retain tape revenue.   Nasdaq continues to share market data revenue with the exchanges that participate in the Unlisted Trading Privileges (“UTP”) Plan based on their respective share of volume and trades of securities listed on The Nasdaq Stock Market.  In addition, Nasdaq InterMarket continues to share tape revenue with Nasdaq market participants who report trades in New York Stock Exchange (“NYSE”) and American Stock Exchange, LLC (“Amex”) listed securities through Nasdaq.

Revolving Credit Agreement

On August 29, 2002, Nasdaq entered into a $150.0 million unsecured revolving-credit facility, (the”Facility”). The Facility, which is syndicated to five banks, makes $150.0 million available to Nasdaq for a 364-day term. Nasdaq intends to use the Facility for general corporate purposes.   The interest rate applicable to borrowings under the Facility (a) for United States based loans will be based on the higher of Citibank N.A.’s base rate and 0.5 percent per annum above the then current Federal Funds rate and (b) for LIBOR loans will be based on the offered rate for deposits in the United States dollars with a comparable maturity plus 0.36 percent per annum. The Facility has various covenants customary for this type of Facility that require Nasdaq, among other things, to maintain various financial ratios such as consolidated long-term debt to capitalization, minimum tangible net worth and consolidated earnings before interest and taxes to consolidated interest expense.   Noncompliance with the terms of the Facility by Nasdaq could result in the cancellation of the Facility with any amounts outstanding under the Facility becoming payable immediately.  At September 30, 2002, Nasdaq had not utilized the Facility, and the entire $150.0 million of the Facility was available.

Long-term Debt

On May 9, 2002, Nasdaq issued and sold $150.0 million in aggregate principal amount of its 5.83% senior notes due 2007 (the “Senior Notes”) in a private placement. The Senior Notes are unsecured, pay interest quarterly, and may be redeemed by Nasdaq at any time, subject to a make-whole amount.  The make-whole amount is equal to the excess of the discounted value of the remaining scheduled payments discounted at a factor equal to 50 basis points over the yield to maturity of U.S. Treasury securities having a maturity equal to the remaining average life of the redeemed amount. The proceeds from the Senior Notes, approximately $149.0 million after payment of placement agent commissions and expenses of this offering, were used to fund a portion of the cash consideration paid to the NASD in the Repurchase (defined below) and for general corporate purposes.

Repurchase of Shares from the NASD

On March 8, 2002, Nasdaq completed a two-stage repurchase (the “Repurchase”) of 33,768,895 shares of Nasdaq’s Common Stock owned by the NASD, which represented all of the remaining outstanding shares of Common Stock owned by the NASD, except for the 43,225,976 shares of Common Stock underlying the warrants issued by the NASD as part of its restructuring of the ownership in Nasdaq (the “Restructuring”). Nasdaq purchased the Common Stock for $305.2 million in aggregate cash consideration, 1,338,402 shares of Nasdaq’s Series A Cumulative Preferred Stock (face and liquidation value of $100 per share, plus any accumulated unpaid dividends), and one share of Nasdaq’s Series B Preferred Stock, (face and liquidation value of $1.00 per share). The NASD owns all of the outstanding shares of Series A and Series B Preferred Stock. All of the shares of Common Stock repurchased by Nasdaq from the NASD have been placed into Common Stock in treasury.

Dividends payable to the NASD on the Series A Preferred Stock do not begin accruing until March 2003. The Series A Preferred Stock carries a 7.6% dividend rate for the year commencing March 2003 and 10.6% in all years commencing after March 2003, payable at the discretion of Nasdaq’s Board of Directors. Shares of Series A Preferred Stock do not have voting rights, except for the right as a class to elect two new directors to the Board of Directors anytime distributions on the Series A Preferred Stock are in arrears for four consecutive quarters and as otherwise required by Delaware law. The Series B Preferred Stock does not pay dividends.  The Series B Preferred Stock entitles the NASD to cast the number of votes that, together with all other votes that the NASD is entitled to vote by virtue of ownership, proxies or voting trusts, enables the NASD to cast one vote more than one-half of all votes entitled to be cast by stockholders of Nasdaq. If Nasdaq obtains registration as a national securities exchange (“Exchange Registration”), the share of Series B Preferred Stock will automatically lose its voting rights and will be redeemed by Nasdaq. Nasdaq may redeem the shares of Series A Preferred Stock at any time after Exchange Registration and is required to use the net proceeds from an initial public offering (“IPO”), and upon the occurrence of certain other events, to redeem all or a portion of the Series A Preferred Stock.

Phase II Private Placement

The NASD’s plan to broaden the ownership in Nasdaq through the Restructuring was initially executed through a two-phase private placement by (a) Nasdaq of newly–issued shares of Common Stock, and (b) the NASD of shares of outstanding Common Stock and warrants to purchase outstanding shares of Common Stock owned by the NASD. The second phase of the private placement closed on January 18, 2001 with Nasdaq selling approximately 5.0 million shares, yielding net proceeds of approximately $63.7 million.

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

For the three months ended September 30, 2002 and 2001, Nasdaq recognized $7.5 million and $10.9 million in revenue, respectively, that was included in the cumulative effect adjustment as of January 1, 2000. This revenue contributed $4.5 million (after income taxes of $3.0 million) and $6.5 million (after income taxes of $4.4 million) to net income for the three months ended September 30, 2002 and 2001, respectively.

For the nine months ended September 30, 2002 and 2001, Nasdaq recognized $24.9 million and $34.9 million in revenue, respectively, that was included in the cumulative effect adjustment as of January 1, 2000. This revenue contributed $15.1 million (after income taxes of $9.8 million) and $20.9 million (after income taxes of $14.0 million) to net income for the nine months ended September 30, 2002 and 2001, respectively.

4. Deferred Revenue

Nasdaq’s deferred revenue as of September 30, 2002 related to Corporate Client Group Services fees will be recognized in the following years:

	Initial	LAS	Annual and Other	Total
	(amounts in thousands)
Fiscal year ended:
2002	$8,101	$9,472	$25,078	$42,651
2003	29,866	32,820	—	62,686
2004	25,140	22,268	—	47,408
2005	18,835	12,382	—	31,217
2006 and thereafter	13,395	2,094	—	15,489
	$95,337	$79,036	$25,078	$199,451

Nasdaq’s deferred revenue for the nine months ended September 30, 2002 and 2001 are reflected in the following tables. The additions reflect Corporate Client Group Service fees charged during the period while the amortization reflects the Corporate Client Group Services revenues recognized during the period based on the accounting methodology described in Note 3 above.

	Initial	LAS	Annual and Other	Total
	(amounts in thousands)
Balance at January 1, 2002	$104,629	$82,424	$—	$187,053
Additions	15,907	24,854	103,752	144,513
Amortization	(25,199)	(28,242)	(78,674)	(132,115)
Balance at September 30, 2002	$95,337	$79,036	$25,078	$199,451

	Initial	LAS	Annual and Other	Total
	(amounts in thousands)
Balance at January 1, 2001	$127,693	$76,651	$—	$204,344
Additions	10,195	26,453	83,706	120,354
Amortization	(26,965)	(26,781)	(62,717)	(116,463)
Balance at September 30, 2001	$110,923	$76,323	$20,989	$208,235

5. Long-term Debt and Credit Arrangements

During the nine months ended September 30, 2002, Nasdaq’s long-term senior notes increased by $ 151.6 million to $ 200.1 million.  On May 9, 2002, Nasdaq issued and sold $150.0 million senior notes, which bear interest at 5.83%, in a private placement.  These senior notes are due May 9, 2007.  Long-term senior notes at September 30, 2002 scheduled to mature in 2003 totaled $10.5 million.

Long-term subordinated notes reflects $240.0 million of 4.0% convertible subordinated notes due 2006 (the “Subordinated Notes”) issued and sold to Hellman & Friedman Capital Partners IV, L.P. and certain of its affiliated limited partnerships (collectively, “Hellman & Friedman”) during 2001. The annual 4.0% coupon will be payable in arrears in cash and the Subordinated Notes are convertible at any time into an aggregate of 12.0 million shares of Common Stock at $20.00 per share, subject to adjustment, in general, for any stock split, dividend, combination, recapitalization or other similar event. On an as-converted basis as of September 30, 2002, Hellman & Friedman owned an approximate 13.9% equity interest in Nasdaq.

On August 29, 2002, Nasdaq entered into an unsecured revolving-credit facility, which is syndicated to five banks.  The Facility makes $150.0 million available to Nasdaq for a 364-day term for general corporate purposes. At September 30, 2002, Nasdaq had not utilized this Facility, and the entire $150.0 million of the Facility was available.  (See Note 2, Significant Transactions, for further discussion.)

Statement of Financial Accounting Standards No. 34, “Capitalization of Interest Cost” (“SFAS 34”), requires the capitalization of interest as part of the historical cost of acquiring assets, generally those assets that require a period of time to get them ready for their internal use.  AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, includes interest costs incurred while developing internal-use software as capitalizable costs under SFAS 34.  As the effect of capitalization of interest cost related to the development of internal-use software is not material when compared with the effect of expensing these interest costs as incurred, all interest costs have been expensed.

6. Goodwill and Intangible Assets

In the first quarter of fiscal year 2002, Nasdaq adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are tested for impairment at least annually.

At September 30, 2002, Nasdaq had goodwill of $10.1 million related to its acquisitions of Nasdaq Europe and Nasdaq Tools. During the first quarter of 2002, Nasdaq completed the initial transitional goodwill impairment test as required. No impairment of goodwill was recognized as a result of this initial impairment test.

Intangible assets with a definite life continue to be amortized over the estimated useful life. At September 30, 2002 and December 31, 2001, Nasdaq has intangible assets of $7.4 million and $9.3 million (net of accumulated amortization of $6.5 million and $4.6 million), respectively.

Through December 31, 2001, goodwill was amortized over periods of five to 10 years on a straight-line basis. The following table presents a reconciliation of the reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization, net of the related income tax effect:

	Three months ended		Nine months ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
	(in thousands, except per share data)

Reported net income	$12,711	$7,945	$42,808	$53,720
Add back: Goodwill amortization	—	268	—	731
Adjusted net income	$12,711	$8,213	$42,808	$54,451

Basic earnings per share:
Reported net income	$0.13	$0.07	$0.42	$0.45
Add back: Goodwill amortization	—	—	—	0.01
Adjusted net income	$0.13	$0.07	$0.42	$0.46

Diluted earnings per share:
Reported net income	$0.13	$0.07	$0.40	$0.44
Add back: Goodwill amortization	—	—	—	0.01
Adjusted net income	$0.13	$0.07	$0.40	$0.45

7. Commitments and Contingencies

On September 25, 2002, Nasdaq approved a funding commitment of €16 million to finance the operations of Nasdaq Europe for the remainder of 2002 and all of 2003.  In addition, as of September 30, 2002, Nasdaq has funded in the form of a loan, €10 million.  During the fourth quarter of 2002 Nasdaq will fund an additional €5.8 million also in the form of a loan, to enable Nasdaq Europe to invest in Nasdaq Deutschland AG, a partnership among Nasdaq Europe, several German banks and two regional German exchanges (See Note 10, Subsequent Events, for further discussion).  The aggregate amount of these loans will be converted from debt to equity in 2003 if all or substantially all our European strategic partners convert their debt to equity as well.

Nasdaq has agreed to guarantee the provision of certain support and maintenance services for the trading platform to be operated by Nasdaq Deutschland AG in the event Nasdaq Europe no longer provides such services due to circumstances including its liquidation or winding down.  Nasdaq’s obligation to provide services would continue for a period of 18 months from the date the guarantee is triggered, but in no event longer than three years from the date trading begins on the Nasdaq Deutschland exchange.  Nasdaq will be obligated to perform under the guarantee only if Nasdaq Deutschland satisfies certain conditions, including minimum quarterly order flow requirements for periods starting in the fourth quarter of 2003.  Nasdaq estimates the maximum cost of providing the services at €14.7 million over the term of the guarantee.

On June 1, 2001, Nasdaq signed an agreement with the London International Financial Futures and Options Exchange creating NQLX, a U.S. joint venture company to list and trade single stock futures. Nasdaq made $2.0 million of capital contributions to the NQLX joint venture in 2001. During the nine months ended September 30, 2002, Nasdaq made additional contributions to NQLX of $13.0 million. During the fourth quarter of 2002, $3.0 million is expected to be contributed and an additional $7.0 million is expected to be contributed in 2003, which will fulfill Nasdaq’s Board’s initial approval of $25.0 million.   For the nine months ended September 30, 2002, Nasdaq recorded losses of approximately $6.5 million representing its share of the losses incurred by NQLX.

Nasdaq has agreed to fund a portion of the necessary expenses related to the separation of software, hardware, and data under a plan to transition technology applications and support from Nasdaq to Amex. The NASD originally integrated certain Nasdaq and Amex technology following the NASD’s 1998 acquisition of Amex. The total estimated cost of the separation has been established at a maximum of $29.0 million, and is to be shared evenly between Nasdaq and the NASD. In 2001, Nasdaq accrued $9.2 million under this commitment and expects to fund this commitment up to $14.5 million in the future.  As of September 30, 2002, $3.7 million has been paid to Amex.

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

8. Comprehensive Income

Comprehensive income is calculated in accordance with SFAS No. 130, “Reporting Comprehensive Income.” Comprehensive income is composed of net income and other comprehensive income, which includes the after-tax change in unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments. The following table outlines the components of other comprehensive income for the three and nine months ended September 30, 2002 and 2001:

	Three months ended		Nine months ended
	September 30, 2002	September 30, 2001	September 30, 2002		September 30, 2001
	(amounts in thousands)

Net income	$12,711	$7,945	$42,808		$53,720
Unrealized (losses) gains on available-for-sale securities	(2,429)	927	(4,938)		1,615
Foreign currency translation adjustment	1,145	2,392	5,627	*	(529)
Total comprehensive income	$11,427	$11,264	$43,497		$54,806

*  Approximately $2.4 million of foreign currency translation loss has been recognized in the “Nasdaq Japan impairment loss” line item on the Condensed Consolidated Statements of Income.  (See Note 2, Significant Transactions, for further discussion).

9. Capital Stock and Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share.

	Three months ended		Nine months ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
	(amounts in thousands, except share and per share data)
Numerator:
Net income	$12,711	$7,945	$42,808	$53,720
Accretion of preferred stock dividends	(2,441)	—	(7,323)	—

Net income applicable to common stockholders	$10,270	$7,945	$35,485	$53,720

Numerator for basic earnings per share	$10,270	$7,945	$35,485	$53,720
Interest impact of convertible debt, net of tax	1,459	—	4,376	2,162

Numerator for diluted earnings per share	$11,729	$7,945	$39,861	$55,882

Denominator:
Weighted average shares	78,171,172	110,433,331	85,492,136	119,314,785
Denominator for basic earnings per share	78,171,172	110,433,331	85,492,136	119,314,785

Effect of dilutive securities:
Warrants	—	—	16,845	—
Employee stock options	55,966	—	806,337	—
Employee restricted stock	189,863	140,087	211,220	90,336
Convertible debt assumed converted into Common Stock	12,000,000	—	12,000,000	6,593,407

Denominator for diluted earnings per share	90,417,001	110,573,418	98,526,538	125,998,528

Basic earnings per share	$0.13	$0.07	$0.42	$0.45

Diluted earnings per share	$0.13	$0.07	$0.40	$0.44

For the three and nine-month period ended September 30, 2002, the Subordinated Notes were assumed to be converted into 12,000,000 shares of Common Stock, on a weighted average basis, since basic earning per share exceeded interest (net of tax) per share obtainable upon conversion.

Options to purchase 11,216,937 shares of Common Stock and 479,648 shares of Common Stock underlying warrants issued by Nasdaq were outstanding at September 30, 2002.   For the three month period ended September 30, 2002, 922,114 of the options outstanding were included in the computation of diluted earnings per share, on a weighted average basis, as their inclusion was dilutive.  The remaining options and all the shares underlying the warrants issued by Nasdaq were considered antidilutive and were properly excluded.  For the nine month period ended September 30, 2002, 11,006,837 of the options outstanding and 239,824 of the shares underlying the warrants were included in the computation of diluted earnings per share, on a weighted average basis, as their inclusion was dilutive.  The remaining options and shares underlying the warrants were considered antidilutive and were properly excluded.

10. Subsequent Events

SuperMontage

The Nasdaq Order Display Facility (“SuperMontageSM”) successfully completed user acceptance testing and, as of July 29, 2002, went into production launch, trading 32 test securities listed on The Nasdaq Stock Market.  On August 28, 2002, the SEC voted unanimously to allow SuperMontage to commence operation.  Under the terms of the agreement, SuperMontage became  fully operational on October 14, 2002.  On October 14, 2002, five securities began trading on SuperMontage. Nasdaq plans to phase in trading of additional securities each week, until all Nasdaq Stock Market listed securities are traded on SuperMontageSM by early December of 2002.

SuperMontage is intended to attract more orders and quotes to The Nasdaq Stock Market by providing a comprehensive display of interest at the inside market and four other price levels away, thus increasing competition and market transparency.  SuperMontage has been released in a competitive environment, with at least one electronic communication network (“ECN”) quoting through the Alternative Display Facility (“ADF”), operated by the NASD, rather than SuperMontage.  Any decision by other market participants to quote through the ADF could have a negative impact on Nasdaq’s share of quotes and trades in securities listed on The Nasdaq Stock Market.

On or about October 7, 2002, Domestic Securities, Inc. (“Domestic”) filed a petition and request for expedited consideration in the United States Court of Appeals for the District of Columbia for judicial review of an Order of the SEC, dated August 29, 2002.  In its August 29, 2002 Order, the SEC found that the ADF satisfied the conditions set forth in the SEC’s Order of January 19, 2001 approving Nasdaq’s proposed rule changes relating to the creation of SuperMontage.  In its petition, Domestic challenges the ADF as an inadequate alternative to SuperMontage and contends that the so-called “decrementation” feature of SuperMontage discriminates against ECNs.  On October 21, 2002, the SEC filed its opposition to that motion.  On October 30, 2002, Nasdaq filed a motion to intervene as a party-respondent in the matter. Although the matter is in its early stages, Nasdaq believes the SEC has good and meritorious defenses to the petition.

Nasdaq Deutschland

On October 30, 2002, Nasdaq’s subsidiary, Nasdaq Europe, and the Berlin and Bremen Stock Exchanges, as well as comdirekt bank, Commerzbank and Dresdner Bank, signed definitive agreements to recapitalize Bremer Wertpapierbörse AG, a German stock exchange, that will be rebranded as Nasdaq Deutschland AG and that will be marketed under the Nasdaq brand.  This exchange, which will be subject to the German public law entity resulting from the merger of the Bremen Stock Exchange and the Berlin Stock Exchange, will initially be majority-owned by Nasdaq Europe and is currently anticipated to begin trading in large capitalization international and growth stocks in the second quarter of 2003.  Nasdaq has agreed to guarantee the provision of certain support and maintenance services for Nasdaq Deutschland’s trading platform for a limited period in certain circumstances if Nasdaq Europe no longer provides such services (See Note 7, Commitments and Contingencies, for further discussion).

Reduction in Force

In October 2002, Nasdaq announced plans to reduce the size of its workforce by 7-10% during the fourth quarter of 2002.  Nasdaq anticipates booking expenses associated with staff reductions in the fourth quarter.

The Nasdaq Stock Market, Inc.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Nasdaq should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.

Business Environment

The third quarter of 2002 continued to be a difficult period for the United States and global equity markets.  The stagnant economy, disappointing earnings announcements and several ongoing investigations into the accounting practices of public companies furthered the downward pressure on share prices.  All of the major stock indices fell sharply this quarter, with the Nasdaq Composite shedding almost 20% of its value to 1,172 and the S&P 500 dropping 17.6% to 815.  The securities industry continued to face staff reductions that led to reduced demand or slower growth for a variety of Nasdaq services related to trading, system access, market information and data products.  As a result of adverse market conditions, Nasdaq’s third quarter revenues dipped slightly from second quarter 2002 levels, but still exceeded revenues in the third quarter of 2001.

The Nasdaq Stock Market’s average daily volume fell 5.8% from the second quarter of 2002 to 1.72 billion shares, yet increased 5.3% compared to the third quarter of 2001.   Historically, trading is lightest in the third quarter of each year.  Nasdaq volume would be even higher than reported were it not for a technical change in agency trade reporting by institutional broker-dealers in 2002.  These market participants have started charging clients an explicit commission (as opposed to the traditional net price) and this change results in lower share volume.  However, underlying trading activity is unchanged in this situation, therefore, the change to agency trade reporting does not have a correspondingly large impact on Nasdaq’s revenue. The total number of companies listed on The Nasdaq Stock Market fell 3.0% from the prior quarter to 3,765, largely because of regulatory delistings and merger and acquisition activity.  Initial public offerings (“IPOs”) on The Nasdaq Stock Market decreased in the third quarter due to the negative market environment. There were six IPOs in the third quarter of 2002, 45% fewer than in the third quarter of 2001 and well below historic levels of new companies listing on The Nasdaq Stock Market.

The uncertainty of an economic recovery in 2002, coupled with investor concerns about corporate governance and high-profile scandals, makes it difficult to predict when the domestic economy will show sustained improvement.  These same concerns suggest that United States equity markets will face continued volatility and decreased volume, at least in the short term.

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

For the three months ended September 30, 2002 and 2001, Nasdaq recognized $7.5 million and $10.9 million in revenue, respectively, that was included in the cumulative effect adjustment as of January 1, 2000. This revenue contributed $4.5 million (after income taxes of $3.0 million) and $6.5 million (after income taxes of $4.4 million) to net income for the three months ended September 30, 2002 and 2001, respectively.

For the nine months ended September 30, 2002 and 2001, Nasdaq recognized $24.9 million and $34.9 million in revenue, respectively, that was included in the cumulative effect adjustment as of January 1, 2000. This revenue contributed $15.1 million (after income taxes of $9.8 million) and $20.9 million (after income taxes of $14.0 million) to net income for the nine months ended September 30, 2002 and 2001, respectively.

Results of Operations

For the Three Months Ended September 30, 2002 and September 30, 2001

Financial Overview.  Nasdaq reported net income of $12.7 million for the quarter ended September 30, 2002 compared with $7.9 million for the quarter ended September 30, 2001, an increase of $4.8 million or 60.8%. Nasdaq’s financial position can vary due to a number of factors discussed throughout this “Management’s Discussion and Analysis of Financial Conditions and Results of Operation” and in “Item 1. Business -Risk Factors” as filed in Nasdaq’s Annual Report on Form 10-K for the year ended December 31, 2001, as amended.  The following table sets forth an overview of Nasdaq’s financial results:

	Three months ended September 30,
	2002	2001
	($ in millions, except per share amounts)
Total revenue	$199.1	$197.7
Total expenses	173.6	190.9
Net income before taxes	24.9	13.6
Net income	12.7	7.9
Net income applicable to common stockholders	10.3	7.9
Basic earnings per common share	0.13	0.07
Diluted earnings per common share	0.13	0.07
Return on average common equity	7.9%	1.5%

Revenue

For the quarter ended September 30, 2002, Nasdaq’s revenues were $199.1 million compared with $197.7 million for the quarter ended September 30, 2001, an increase of  $1.4 million or 0.7%.

The following table sets forth total revenue:

	Three months ended September 30,
	2002	2001
	($ in millions)
Transaction Services	$93.9	$86.2
Market Information Services	49.1	58.2
Corporate Client Group Services	44.2	39.4
Other	11.9	13.9
Total Revenue	$199.1	$197.7

Transaction Services

The following table sets forth the revenue from Transaction Services:

	Three months ended September 30,
	2002	2001
	($ in millions)
Access Services	$35.4	$42.6
Execution Services	37.0	25.0
Trade Reporting	19.9	18.6
Other Transaction Services Revenue	1.6	—

Total Transaction Services Revenue	$93.9	$86.2

For the quarter ended September 30, 2002, Transaction Services revenue was $93.9 million compared with $86.2 million for the quarter ended September 30, 2001, an increase of $7.7 million or 8.9%.

Access Services revenue was $35.4 million for the quarter ended September 30, 2002 compared with $42.6 million for the quarter ended September 30, 2001, a decrease of $7.2 million or 16.9% primarily due to cost saving initiatives among Nasdaq’s market participants and the consolidation of major trading firms, which resulted in fewer subscriber log-ons to Nasdaq systems. Access Services revenue is derived from Nasdaq Workstation II and Application Programming Interfaces, Computer-to-Computer Interface (“CTCI”), Nasdaq Tools and Weblink.

The Nasdaq Workstation II, along with Application Programming Interfaces, is the trader’s direct connection to Nasdaq’s quote and trade execution facilities, providing access to quotation services, automated trade executions, real-time reporting, trade negotiations and clearing. These access devices provided revenues of $30.1 million for the quarter ended September 30, 2002 compared with $36.9 million for the quarter ended September 30, 2001, a decrease of $6.8 million or 18.4%.  This decrease was primarily due to a decrease in the number of trader log-ons, reflecting the downturn in the market environment and market participant consolidations. Nasdaq Workstation II fees are charged monthly based upon the number of authorized log-on identifications.

Nasdaq provides CTCI for users to report trades, enter orders into SuperSoesSM and receive execution messages. CTCI links market participants’ automated systems to Nasdaq. This interface has recently been upgraded to a new protocol and delivers increased line speeds. CTCI provided revenues of $4.1 million for the quarter ended September 30, 2002 compared with $4.0 million for the quarter ended September 30, 2001, an increase of $0.1 million or 2.5%. Users are charged a monthly fee based upon the bandwidth of the line.

Nasdaq Tools revenue totaled $0.8 million for the quarter ended September 30, 2002 compared with $1.6 million for the quarter ended September 30, 2001, a decrease of $0.8 million or 50.0%.  This decrease was primarily due to the downturn in the market environment and market participant consolidations. Nasdaq Tools provides software products and services related to the broker-dealer industry to be used in conjunction with Nasdaq Workstation II software.  (See Note 2, Significant Transactions, for further discussion.)

Also included in Access Services revenue is Weblink, which totaled $0.4 million for the quarter ended September 30, 2002 compared with $0.1 million for the quarter ended September 30, 2001, an increase of $0.3 million. WebLink is a web-based product that provides access to the Automated Confirmation Transaction (“ACT”) system and Advanced Computerized Execution System  (“ACES”).  Prior to April 1, 2002, this revenue was disclosed as Other Transaction Services revenue.  As such, prior period amounts have been reclassified to conform to the current period presentation of Weblink revenue.  WebLink fees are charged monthly based upon the number of authorized log-on identifications.

Execution Services revenue totaled $37.0 million for the quarter ended September 30, 2002 compared with $25.0 million for the quarter ended September 30, 2001, an increase of $12.0 million or 48.0% primarily due to revised pricing for SuperSoes, including the introduction of a new, incremental fee associated with quote updates in Nasdaq quotation systems.  Execution Services revenue is derived from SuperSoes, SelectNet®, SOESSM, Quote Update, ACES and Computer Assisted Execution SystemSM  (“CAES”).

On July 30, 2001, the implementation of SuperSoes was completed. SuperSoes is designed to provide capability for automatic execution of buy and sell orders for market makers, electronic communication networks (“ECNs”) and institutional and retail customers, and streamlines Nasdaq’s transaction systems. SuperSoes combines features of the existing SelectNet and SOES execution systems and is only available for securities listed on The Nasdaq National Marketsm tier of The Nasdaq Stock Market. Securities listed on The Nasdaq SmallCap Marketsm continue to be traded through SOES and SelectNet. SuperSoes has resulted in the migration of significant transaction volume, and its corresponding revenue, from SelectNet and SOES to SuperSoes.  On February 1, 2002 Nasdaq introduced a fee charged to market participants for updating quotes on The Nasdaq Stock Market.  SuperSoes revenues and quote update fees were $28.1 million for the quarter ended September 30, 2002.  SuperSoes charges execution fees on a per share basis.

The SelectNet execution system provided revenue of $7.0 million for the quarter ended September 30, 2002 compared with $12.2 million for the quarter ended September 30, 2001, a decrease of $5.2 million or 42.6%.  This decrease was primarily due to a decrease in trade volume related to the introduction of SuperSoes and ECNs’ increased buildout of direct links to customers.  SelectNet fees are charged on a per transaction basis.

During the quarter ended September 30, 2001, SOES provided revenue of $3.0 million. Due to the migration to SuperSoes, revenue from SOES decreased and accounted for less than 1% of revenue for the quarter ended September 30, 2002.

Also included in Execution Services revenue is revenue from ACES and CAES, which totaled $1.9 million for the quarter ended September 30, 2002 compared with $1.6 million for the quarter ended September 30, 2001, an increase of $0.3 million or 18.8%.  ACES is an order routing tool which routes orders directly between market participants.  CAES is an automatic and order delivery execution system for NYSE and Amex-listed securities.  Prior to April 1, 2002, this revenue was disclosed as Other Transaction Services revenue. As such, prior period amounts have been reclassified to conform to the current period presentation of ACES and CAES revenues.

Trade Reporting revenue totaled $19.9 million for the quarter ended September 30, 2002 compared with $18.6 million for the quarter ended September 30, 2001, an increase of $1.3 million or 7.0%.  The increase was primarily due to an increase in market share among ECNs that report their trades to Nasdaq and a temporary increase in trade volume in one security listed on The Nasdaq National Market that was subsequently delisted in the third quarter ended September 30, 2002.  Revenue from Trade Reporting includes ACT, an automated service that provides the post-execution steps of price reporting, volume comparison, clearing of pre-negotiated trades, and risk management services.  ACT fees are primarily charged on a per transaction basis.

Market Information Services

The following table sets forth the revenue from Market Information Services:

	Three months ended September 30,
	2002	2001
	($ in millions)
Level 1 Service	$34.4	$38.6
Nasdaq Quotation Dissemination Service (“NQDS”)	8.5	10.6
Nasdaq InterMarket Tape	8.4	6.6
Unlisted Trading Privileges (“UTP”)	(4.7)	(1.1)
Other Market Information Services Revenue	2.5	3.5
Total Market Information Services Revenue	$49.1	$58.2

For the quarter ended September 30, 2002, Market Information Services revenue was $49.1 million compared with $58.2 million for the quarter ended September 30, 2001, a decrease of $9.1 million or 15.6%.

Nasdaq’s Level 1 service provides last trade and current inside quote information for securities listed on The Nasdaq Stock Market.  Level 1 revenue totaled $34.4 million for the quarter ended September 30, 2002 compared with $38.6 million for the quarter ended September 30, 2001, a decrease of  $4.2 million or 10.9%.  The decrease was primarily due to declines in professional and non-professional Level 1 subscriptions.  Prior to April 1, 2002, certain Level 1 subscriptions that were included in the bundled NQDS data product were disclosed as NQDS revenues.  Prior period amounts have been reclassified to conform to the current period presentation of revenue for Level 1 and NQDS.

NQDS provides subscribers with the best quote from each Nasdaq market participant. NQDS revenues totaled $8.5 million for the quarter ended September 30, 2002 compared with $10.6 million for the quarter ended September 30, 2001, a decrease of  $2.1 million or 19.8% primarily due to a decrease in professional and non-professional subscriptions.  Prior to April 1, 2002, certain Level 1 subscriptions that were included in the bundled NQDS data product were disclosed as NQDS revenues.  Prior period amounts have been reclassified to conform to the current period presentation of revenue for Level 1 and NQDS.

Nasdaq InterMarket tape revenue is derived from data revenue generated by the Consolidated Quotation Plan and the Consolidated Tape Association Plan (collectively, “CQ/CTA Plans”). The information collected under the CQ/CTA Plans is sold to data vendors, who in turn sell it to the public. Nasdaq’s InterMarket tape revenue is directly related to both its percentage of trades in exchange listed securities that are reported through the CQ/CTA Plans and the size of the revenue sharing pool. Nasdaq InterMarket tape revenue totaled $8.4 million for the quarter ended September 30, 2002 compared with $6.6 million for the quarter ended September 30, 2001, an increase of  $1.8 million or 27.3%, primarily due to an increase in the total Nasdaq InterMarket transactions reported in exchange-listed securities.

Nasdaq shares revenue from the sale of tape data through the UTP Plan.  Under the UTP Plan, Nasdaq shares revenue with regional exchanges that are members of the UTP Plan and that trade Nasdaq securities. UTP participants are paid based on the total shares and trades that they execute as a percentage of all shares and trades executed in securities listed on The Nasdaq Stock Market. Nasdaq revenue sharing with UTP participants totaled $4.7 million for the quarter ended September 30, 2002 compared with $1.1 million for the quarter ended September 30, 2001, an increase of  $3.6 million.  The increase is due primarily to the trade reporting activity from the Cincinnati Stock Exchange, which became an active UTP participant at the end of the first quarter of 2002.

Corporate Client Group Services

The following table sets forth the revenue from Corporate Client Group Services:

	Three months ended September 30,
	2002	2001
	($ in millions)
Annual renewal fee	$25.9	$21.0
Listing additional shares (“LAS”) fee	9.4	8.9
Initial listing fee	8.4	9.0
Other Corporate Client Group Services Revenue	0.5	0.5
Total Corporate Client Group Services Revenue	$44.2	$39.4

For the quarter ended September 30, 2002 Corporate Client Group Services revenue was $44.2 million compared with $39.4 million for the quarter ended September 30, 2001, an increase of $4.8 million or 12.2%.

Corporate Client Group Services revenues are primarily derived from fees for annual renewal, LAS and initial listings for companies listed on The Nasdaq Stock Market. Fees are generally calculated based upon total shares outstanding for the issuing company. These fees are initially deferred and amortized over the estimated periods for which the services are provided. Revenues from initial listings fees and LAS fees are amortized over six and four years, respectively, and annual fees are amortized on a pro-rata basis over the calendar year.

Annual renewal fee revenue totaled $25.9 million for the quarter ended September 30, 2002 compared with $21.0 million for the quarter ended September 30, 2001, an increase of  $4.9 million or 23.3%. This increase was primarily due to the introduction in January 2002 of a revised fee structure for annual renewal fees.

LAS revenue totaled $9.4 million for the quarter ended September 30, 2002 compared with $8.9 million for the quarter ended September 30, 2001, an increase of  $0.5 million or 5.6%.  On a billed basis, LAS fees totaled $4.4 million for the quarter ended September 30, 2002 compared with $7.1 million for the quarter ended September 30, 2001, a decrease of  $2.7 million or 38.0% primarily due to a decrease in the number of secondary offerings from 32 in the third quarter of 2001 to 15 in the third quarter of 2002.

                Initial listing revenues totaled $8.4 million for the quarter ended September 30, 2002 compared with $9.0 million for the quarter ended September 30, 2001, a decrease of  $0.6 million or 6.7%. On a billed basis, initial listing fees totaled $5.0 million for the quarter ended September 30, 2002 compared with $2.2 million for the quarter ended September 30, 2001, an increase of  $2.8 million, primarily due to an increase in initial listing fees implemented in January 2002.  The number of IPOs listings on The Nasdaq Stock Market decreased from 11 companies in the third quarter of 2001 to 6 companies in the third quarter of 2002.

Other Revenues

For the quarter ended September 30, 2002, Other Revenue was $11.9 million compared with $13.9 million for the quarter ended September 30, 2001, a decrease of $2.0 million or 14.4%.   Other revenues primarily include trademark and licensing revenues related to the Nasdaq-100 Trust (“QQQ”) and related products. Nasdaq earns revenues based on the licensing of the Nasdaq brand name for a variety of financial products here and abroad. Among these products are the QQQ, options, futures, mutual funds and a variety of other products. The QQQ is a unit investment trust that holds shares of the top 100 U.S. and international non-financial stocks listed on The Nasdaq Stock Market that comprise the Nasdaq-100 Index.   The decrease in Other Revenue is attributable to a decrease in trademark license revenue related to the QQQ occurring outside the Nasdaq InterMarket. The decline in trademark revenue is effectively offset by the higher tape revenue received by Nasdaq InterMarket, which is reflected in Market Information Services, as a result of its increased market share.

Direct Expenses

	Three months ended September 30,
	2002	2001
	($ in millions)
Compensation and benefits	$51.3	$45.3
Marketing and advertising	6.1	5.9
Depreciation and amortization	25.1	22.9
Professional and contract services	17.3	22.9
Computer operations and data communications	35.3	43.9
Provision for bad debts	2.5	1.5
Travel, meetings, and training	2.7	3.7
Occupancy	7.5	6.4
Publications, supplies, and postage	2.7	2.9
Disaster related	—	0.8
Other	2.0	10.3

Total direct expenses	$152.5	$166.5

For the quarter ended September 30, 2002, direct expenses were $152.5 million compared with $166.5 million for the quarter ended September 30, 2001, a decrease of $14.0 million or 8.4%.

Compensation and benefits expense was $51.3 million for the quarter ended September 30, 2002 compared with $45.3 million for the quarter ended September 30, 2001, an increase of $6.0 million or 13.2% primarily due to increased headcount related to internal functions being handled by Nasdaq as a result of the separation from the NASD as well as additional benefit obligations.

Marketing and advertising expense was $6.1 million for the quarter ended September 30, 2002 compared with $5.9 million for the quarter ended September 30, 2001, an increase of $0.2 million or 3.4%.

Depreciation and amortization expense was $25.1 million for the quarter ended September 30, 2002 compared with $22.9 million for the quarter ended September 30, 2001, an increase of $2.2 million or 9.6% primarily due to capacity and technology infrastructure improvements required to support market activity and new initiatives.

Professional and contract services expense was $17.3 million for the quarter ended September 30, 2002 compared with $22.9 million for the quarter ended September 30, 2001, a decrease of $5.6 million or 24.5% primarily due to less reliance on outside contractors, a decrease in development costs associated with SuperMontage, partially offset by an increase in costs associated with Nasdaq’s global expansion strategy.

Computer operations and data communications expense was $35.3 million for the quarter ended September 30, 2002 compared with $43.9 million for the quarter ended September 30, 2001, a decrease of $8.6 million or 19.6%. This decrease is the result of a renegotiation of Nasdaq’s contract with WorldCom that occurred during 2002.

The provision for bad debts was $2.5 million for the quarter ended September 30, 2002 compared with $1.5 million for the quarter ended September 30, 2001, an increase of $1.0 million or 66.7% primarily due to the continuing erosion of market conditions and increased payment defaults.

Occupancy expense was $7.5 million for the quarter ended September 30, 2002 compared with $6.4 million for the quarter ended September 30, 2001, an increase of $1.1 million or 17.2% primarily due to a re-classification of real estate costs previously recorded in support costs for the quarter ended September 30, 2001 as a result of the separation from the NASD.

Disaster related expenses were $0.8 million for the quarter ended September 30, 2001.  As a result of the terrorist attacks on September 11, 2001, Nasdaq incurred costs of  $0.8 million ($0.5 million after taxes) in the third quarter of 2001.   These expenses primarily consist of costs related to the efforts to restore services to market participants; the testing of the trading system; and the required reconfiguring of technology, telecommunications and alternative office facilities due to the temporary relocation of employees.

The remaining direct expenses were $7.4 million for the quarter ended September 30, 2002 compared with $16.9 million for the quarter ended September 30, 2001, a decrease of $9.5 million or 56.2%.   The decrease was primarily due to reduced losses from international operations.

Support Costs

Support costs from related parties were $21.1 million for the quarter ended September 30, 2002 compared with $24.4 million for the quarter ended September 30, 2001, a decrease of $3.3 million or 13.5%.  The decrease reflects Nasdaq’s continued move towards less reliance upon support from the NASD and its affiliates.  Surveillance and other regulatory charges from NASD Regulation, Inc. (“NASDR”) were $21.4 million for the quarter ended September 30, 2002 compared with $20.8 million for the quarter ended September 30, 2001, an increase of $0.6 million or 2.9%.  Support costs from the NASD were $1.3 million for the quarter ended September 30, 2002 compared with $9.1 million for the quarter ended September 30, 2001, a decrease of $7.8 million or 85.7%.  In addition, the amount of Nasdaq costs charged to the Amex were $1.6 million for the quarter ended September 30, 2002 compared with $5.5 million for the quarter ended September 30, 2001, a decrease of $3.9 million or 70.9%.  Amounts charged to related parties are netted against charges from related parties in the “Support costs from related parties, net” line item on the Condensed Consolidated Statements of Income.

Income Taxes

Nasdaq’s income tax provision was $12.2 million for the quarter ended September 30, 2002 compared to $5.7 million for the quarter ended September 30, 2001. The effective tax rate was 49.0% for the quarter ended September 30, 2002 compared to 41.9% for the quarter ended September 30, 2001. The increase in Nasdaq’s effective tax rate was primarily due to a reduction in tax benefits related to tax preferred investments such as tax exempt interest and dividend received deductions offset by a reduction in foreign losses for which no tax benefit is taken.

Results of Operations

For the Nine Months Ended September 30, 2002 and 2001

Financial Overview.  Nasdaq reported net income of $42.8 million for the nine months ended September 30, 2002 compared with $53.7 million for the quarter ended September 30, 2001, a decrease of $10.9 million or 20.3%. The following table sets forth an overview of Nasdaq’s financial results:

	Nine months ended September 30,
	2002	2001
	($ in millions, except per share amounts)
Total revenue	$615.6	$641.8
Total expenses	536.5	560.2
Net income before taxes	83.5	98.0
Net income	42.8	53.7
Net income applicable to common stockholders	35.5	53.7
Basic earnings per common share	0.42	0.45
Diluted earnings per common share	0.40	0.44
Return on average common equity	10.9%	9.2%

Revenue

For the nine months ended September 30, 2002, Nasdaq’s revenues were $615.6 million compared with $641.8 million for the nine months ended September 30, 2001, a decrease of $26.2 million or 4.1%.

The following table sets forth total revenue:

	Nine months ended September 30,
	2002	2001
	($ in millions)
Transaction Services	$303.9	$311.1
Market Information Services	150.9	176.9
Corporate Client Group Services	132.1	116.5
Other	28.7	37.3

Total Revenue	$615.6	$641.8

Transaction Services

The following table sets forth the revenue from Transaction Services:

	Nine months ended September 30,
	2002	2001
	($ in millions)
Access Services	$111.4	$128.5
Execution Services	126.1	113.2
Trade Reporting	61.5	65.6
Other Transaction Services Revenue	4.9	3.8

Total Transaction Services Revenue	$303.9	$311.1

For the nine months ended September 30, 2002, Transaction Services revenue was $303.9 million compared with $311.1 million for the nine months ended September 30, 2001, a decrease of  $7.2 million or 2.3%.

Access Services revenue was $111.4 million for the nine months ended September 30, 2002 compared with $128.5 million for the nine months ended September 30, 2001, a decrease of $17.1 million or 13.3% primarily due to cost saving initiatives among Nasdaq’s market participants and the consolidation of major trading firms, which resulted in fewer subscriber log-ons to Nasdaq systems.  Access Services revenue is derived from Nasdaq Workstation II and Application Programming Interfaces, CTCI, Nasdaq Tools and Weblink.

The Nasdaq Workstation II, along with application programming interfaces, is the trader’s direct connection to Nasdaq’s quote and trade execution facilities, providing access to quotation services, automated trade executions, real-time reporting, trade negotiations and clearing. These access devices provided revenues of $94.6 million for the nine months ended September 30, 2002 compared with $111.6 million for the nine months ended September 30, 2001, a decrease of $17.0 million or 15.2%.  This decrease was primarily due to a decrease in the number of trader log-ons, reflecting the downturn in the market environment and market participant consolidations. Nasdaq Workstation II fees are charged monthly based upon the number of authorized log-on identifications.

Nasdaq provides CTCI for users to report trades, enter orders into SuperSoes and receive execution messages. CTCI links market participants’ automated systems to Nasdaq. This interface has recently been upgraded to a new protocol and delivers increased line speeds. CTCI provided revenues of $12.6 million for the nine months ended September 30, 2002 compared with $11.4 million for the nine months ended September 30, 2001, an increase of $1.2 million or 10.5%.  New fees associated with the upgraded interface and an increase in customers were primarily responsible for the increase in revenue.  Users are charged a monthly fee based upon the bandwidth of the line.

Nasdaq Tools revenue totaled $3.1 million for the nine months ended September 30, 2002 compared with $5.3 million for the nine months ended September 30, 2001, a decrease of $2.2 million or 41.5%.  This decrease was primarily due to the downturn in the market environment and market participant consolidations. Nasdaq Tools provides software products and services related to the broker-dealer industry to be used in conjunction with Nasdaq Workstation II software.  (See Note 2, Significant Transactions, for further discussion.)

Also included in Access Services revenue is Weblink, which totaled $1.1 million for the nine months ended September 30, 2002 compared with $0.2 million for the nine months ended September 30, 2001, an increase of $0.9 million.  WebLink is a web-based product that provides access to the ACT and ACES systems.  Prior to April 1, 2002, this revenue was disclosed as Other Transaction Services revenue. As such, prior period amounts have been reclassified to conform to the current period presentation of Weblink revenue.  WebLink fees are charged monthly based upon the number of authorized log-on identifications.

Execution Services revenue totaled $126.1 million for the nine months ended September 30, 2002 compared with $113.2 million for the nine months ended September 30, 2001, an increase of $12.9 million or 11.4% primarily due to revised pricing for SuperSoes, including the introduction of a new, incremental fee associated with quote updates in Nasdaq quotation systems.  Execution Services revenue is derived from SuperSoes, SelectNet, SOES, Quote Update, ACES and CAES.

On July 30, 2001, the implementation of SuperSoes was completed. SuperSoes is designed to provide capability for automatic execution of buy and sell orders for market makers, ECNs and institutional and retail customers, as well as streamline Nasdaq’s transaction systems. SuperSoes combines features of the existing SelectNet and SOES execution systems and is only available for securities listed on The Nasdaq National Market tier of The Nasdaq Stock Market. Securities listed on The Nasdaq SmallCap Market continue to be traded through SOES and SelectNet. SuperSoes has resulted in the migration of significant transaction volume, and its corresponding revenue, from SelectNet and SOES to SuperSoes. On February 1, 2002 Nasdaq introduced a fee charged to market participants for updating quotes on The Nasdaq Stock Market. SuperSoes revenues and quote update fees were $94.3 million for the nine months ended September 30, 2002. SuperSoes charges execution fees on a per share basis.

The SelectNet execution system provided revenue of $25.7 million for the nine months ended September 30, 2002 compared with $75.9 million for the nine months ended September 30, 2001, a decrease of $50.2 million or 66.1%.  This decrease was primarily due to a decrease in trade volume related to the introduction of SuperSoes and ECNs’ increased buildout of direct links to customers. SelectNet fees are charged on a per transaction basis.

During the nine months ended September 30, 2001, SOES provided revenue of $22.1 million.  Due to the migration to SuperSoes, revenue from SOES decreased and accounted for less than 1% of revenue for the nine months ended September 30, 2002.

Also included in Execution Services revenue is revenue from ACES and CAES, which totaled $6.1 million for the nine months ended September 30, 2002 compared with  $7.0 million for the nine months ended September 30, 2001, a decrease of $0.9 million or 12.9%. ACES is an order routing tool which routes orders directly between market participants.  CAES is an automatic and order delivery execution system for NYSE and Amex-listed securities.  Prior to April 1, 2002, this revenue was disclosed as Other Transaction Services revenue. As such, prior period amounts have been reclassified to conform to the current period presentation of ACES and CAES revenues.

Trade Reporting revenue totaled $61.5 million for the nine months ended September 30, 2002 compared with $65.6 million for the nine months ended September 30, 2001, a decrease of $4.1 million or 6.3%. The decrease was primarily due to the decline in overall share volume, the reporting of trades to regional exchanges, and a pricing decrease for a certain ACT trade reports.  Partially offsetting this decline was an increase in market share among ECNs that report their trades to Nasdaq and a temporary increase in trade volume in one security listed on The Nasdaq National Market that was subsequently delisted in the third quarter ended September 30, 2002. Revenue from Trade Reporting includes ACT, an automated service that provides the post-execution steps of price reporting, volume comparison, clearing of pre-negotiated trades, and risk management services.  ACT fees are primarily charged on a per transaction basis.

Market Information Services

The following table sets forth the revenue from Market Information Services:

	Nine months ended September 30,
	2002	2001
	($ in millions)
Level 1 Service	$107.4	$118.4
Nasdaq Quotation Dissemination Service (“NQDS”)	27.5	32.5
Nasdaq InterMarket Tape	29.7	22.1
Unlisted Trading Privileges (“UTP”)	(13.0)	(3.7)
Nasdaq Data Revenue Sharing	(9.0)	—
Other Market Information Services Revenue	8.3	7.6

Total Market Information Services Revenue	$150.9	$176.9

For the nine months ended September 30, 2002, Market Information Services revenue was $150.9 million compared with $176.9 million for the nine months ended September 30, 2001, a decrease of $26.0 million or 14.7%.

Nasdaq’s Level 1 service provides last trade and current inside quote information for securities listed on The Nasdaq Stock Market.  Level 1 revenue totaled $107.4 million for the nine months ended September 30, 2002 compared with $118.4 million for the nine months ended September 30, 2001, a decrease of $11.0 million or 9.3%. The decrease was primarily due to declines in professional and non-professional Level 1 subscriptions.  Prior to April 1, 2002, certain Level 1 subscriptions that were included in the bundled NQDS data product were disclosed as NQDS revenues.  Prior period amounts have been reclassified to conform to the current period presentation of revenue for Level 1 and NQDS.

NQDS provides subscribers with the best quote from each Nasdaq market participant. NQDS revenues totaled $27.5 million for the nine months ended September 30, 2002 compared with $32.5 million for the nine months ended September 30, 2001, a decrease of $5.0 million or 15.4% primarily due to a decrease in professional and non-professional subscriptions. Prior to April 1, 2002, certain Level 1 subscriptions that were included in the bundled NQDS data product were disclosed as NQDS revenue.  Prior period amounts have been reclassified to conform to the current period presentation of revenue for Level 1 and NQDS.

Nasdaq InterMarket tape revenues are derived from data revenue generated by the Consolidated Quotation Plan and the Consolidated Tape Association Plan (collectively, “CQ/CTA Plans”). The information collected under the CQ/CTA Plans is sold to data vendors, who in turn sell it to the public. Nasdaq’s InterMarket tape revenue is directly related to both its percentage of trades in exchange listed securities that are reported through the CQ/CTA Plans and the size of the revenue sharing pool. Nasdaq InterMarket tape revenues totaled $29.7 million for the nine months ended September 30, 2002 compared with $22.1 million for the nine months ended September 30, 2001, an increase of $7.6 million or 34.4% primarily due to an increase in the total Nasdaq InterMarket transactions reported in exchange-listed securities.

Nasdaq shared revenue from the sale of tape data in two manners. First, through the UTP Plan, Nasdaq shares revenue with regional exchanges that are members of the Plan and that trade Nasdaq securities. UTP participants are paid based on the total shares and trades that they execute as a percentage of all shares and trades executed in securities listed on The Nasdaq Stock Market. Nasdaq revenue sharing with UTP Plan participants totaled $13.0 million for the nine months ended September 30, 2002 compared with $3.7 million for the nine months ended September 30, 2001, an increase of $9.3 million. The increase was due primarily to the trade reporting activity from the Cincinnati Stock Exchange, which became an active UTP participant at the end of the first quarter of 2002.

Nasdaq also shared tape data revenue with its market participants in a pilot program based on their share of trades and volume reported to Nasdaq. This revenue sharing plan was introduced in the first quarter of 2002.  During the nine months ended September 30, 2002, Nasdaq shared $9.0 million in tape data revenue with its market participants. The data revenue sharing program was part of a larger strategy to compete with UTP exchanges and provide proper incentive for Nasdaq members to continue to fully utilize Nasdaq’s Transaction Services.  Effective June 1, 2002, the SEC abrogated certain market participant tape sharing pilot programs. (See Note 2, Significant Transactions, for further discussion).

Corporate Client Group Services

The following table sets forth the revenue from Corporate Client Group Services:

	Nine months ended September 30,
	2002	2001
	($ in millions)
Annual renewal fee	$77.4	$61.6
Listing additional shares (LAS) fee	28.2	26.8
Initial listing fee	25.2	27.0
Other Corporate Client Group Services Revenue	1.3	1.1

Total Corporate Client Group Services Revenue	$132.1	$116.5

For the nine months ended September 30, 2002, Corporate Client Group Services revenues was $132.1 million compared with $116.5 million for the nine months ended September 30, 2001, an increase of $15.6 million or 13.4%.

Corporate Client Group Services revenues are primarily derived from fees for annual renewal, LAS, and initial listings for companies listed on The Nasdaq Stock Market. Fees are generally calculated based upon total shares outstanding for the issuing company. These fees are initially deferred and amortized over the estimated periods for which the services are provided. Revenues from initial listings fees and LAS fees are amortized over six and four years, respectively, and annual fees are amortized on a pro-rata basis over the calendar year.

Annual renewal fee totaled $77.4 million for the nine months ended September 30, 2002 compared with $61.6 million for the nine months ended September 30, 2001, an increase of $15.8 million or 25.6%.  This increase was primarily due to the introduction in January 2002 of a revised fee structure for annual renewal fees.

LAS revenue totaled $28.2 million for the nine months ended September 30, 2002 compared with $26.8 million for the nine months ended September 30, 2001, an increase of $1.4 million or 5.2%.  On a billed basis, LAS fees totaled $25.0 million for the nine months ended September 30, 2002 compared with $24.7 million for the nine months ended September 30, 2001, an increase of $0.3 million or 1.2% primarily due to the number of secondary offerings, increasing from 112 in the nine months ended September 30, 2001 to 116 in the nine months ended September 30, 2002.

Initial listing revenues totaled $25.2 million for the nine months ended September 30, 2002 compared with $27.0 million for the nine months ended September 30, 2001, a decrease of $1.8 million or 6.7%.  On a billed basis, initial listing fees totaled $16.0 million for the nine months ended September 30, 2002 compared with $9.7 million for the nine months ended September 30, 2001, an increase of $6.3 million or 64.9%, primarily due to an increase in initial listing fees implemented in January 2002.  The number of IPOs listing on The Nasdaq Stock Market decreased from 39 companies in the first nine months of 2001 to 35 companies in the nine months of 2002.

Other Revenues

For the nine months ended September 30, 2002, other revenues was $28.7 million compared with $37.3 million for the nine months ended September 30, 2001, a decrease of $8.6 million or 23.1%.  Other revenues primarily include trademark and licensing revenues related to the QQQ and related products. Nasdaq earns revenues based on the licensing of the Nasdaq brand name for a variety of financial products here and abroad.  Among these products are the QQQ, options, futures, mutual funds and a variety of other products. The QQQ is a unit investment trust that holds shares of the top 100 U.S. and international non-financial stocks listed on The Nasdaq Stock Market that comprise the Nasdaq-100 Index.  The decrease in other revenue is attributable to a decrease in trademark license revenue related to the QQQ occurring outside the Nasdaq InterMarket. The decline in trademark revenue is effectively offset by the higher tape revenue received by Nasdaq InterMarket, which is  reflected in Market Information Services, as a result of its increased market share.  Other revenue was also impacted in June 2001 by a gain on the settlement of certain variable Nasdaq Japan stock based awards.

Direct Expenses

	Nine months ended September 30,
	2002	2001
	($ in millions)
Compensation and benefits	$142.4	$131.1
Marketing and advertising	14.2	17.6
Depreciation and amortization	75.2	65.6
Professional and contract services	49.3	54.4
Computer operations and data communications	113.2	131.9
Provision for bad debts	9.0	14.5
Travel, meetings, and training	9.4	11.2
Occupancy	24.4	19.9
Publications, supplies, and postage	7.8	8.5
Nasdaq Japan impairment loss	15.2	—
Disaster related	—	0.8
Other	19.9	28.6

Total direct expenses	$480.0	$484.1

For the nine months ended September 30, 2002, direct expenses were $480.0 million compared with $484.1 million for the nine months ended September 30, 2001, a decrease of $4.1 million or 0.8%.

Compensation and benefits expense was $142.4 million for the nine months ended September 30, 2002 compared with $131.1 million for the nine months ended September 30, 2001, an increase of $11.3 million or 8.6% primarily due to a number of factors, including increased headcount related to internal functions being handled by Nasdaq as a result of the separation from the NASD.  Direct expenses for the nine months ended September 30, 2002 also includes $2.7 million of compensation and benefits incurred during the first quarter related to employees of Nasdaq Europe, which was not purchased until March 27, 2001. These increases were offset by a reduction in headcount at Nasdaq that occurred during the first quarter of 2002 as a result of the economic conditions.

Marketing and advertising expense was $14.2 million for the nine months ended September 30, 2002 compared with $17.6 million for the nine months ended September 30, 2001, a decrease of $3.4 million or 19.3%. The decrease reflects the carryover into the first quarter of 2001 of Nasdaq’s fourth quarter 2000 advertising campaign, which included sponsorship of NFL shows on CBS.

Depreciation and amortization expense was $75.2 million for the nine months ended September 30, 2002 compared with $65.6 million for the nine months ended September 30, 2001, an increase of $9.6 million or 14.6% primarily due to capacity and technology infrastructure improvements required to support market activity and new initiatives.  In addition, $2.8 million of additional depreciation and amortization expense was recognized during the nine months ended September 30, 2002 related to Nasdaq Europe, which was not consolidated until March 27, 2001.

Professional and contract services expense was $49.3 million for the nine months ended September 30, 2002 compared with $54.4 million for the nine months ended September 30, 2001, a decrease of $5.1 million or 9.4% primarily due to less reliance on outside contractors, a decrease in development costs associated with SuperMontage partially offset by increase in costs associated with Nasdaq’s global expansion strategy.

Computer operations and data communications expense was $113.2 million for the nine months ended September 30, 2002 compared with $131.9 million for the nine months ended September 30, 2001, a decrease of $18.7 million or 14.2%. This decrease was primarily due to a renegotiation of Nasdaq’s contract with WorldCom that occurred during 2002.  The decrease was also the result of fewer computer devices being used as a result of the reduction in force that had occurred at various trading firms as noted in the discussion of “Transaction Services - Access Service Revenue”.

The provision for bad debts was $9.0 million for the nine months ended September 30, 2002 compared with $14.5 million for the nine months ended September 30, 2001, a decrease of $5.5 million or 37.9% primarily due to the provision for the bankruptcy filing by Bridge Information Systems, Inc. reflected in the first quarter results of 2001.  This is partially offset by an increase in inactive issuers with outstanding account balances resulting from the temporary suspension of listing requirements due to the events of September 11, and the continuing erosion of market conditions and increased payment defaults.

Occupancy expense was $24.4 million for the nine months ended September 30, 2002 compared with $19.9 million for the nine months ended September 30, 2001, an increase of $4.5 million or  22.6% primarily due to a re-classification of real estate costs previously recorded in support costs for the nine months ended September 30, 2001 as a result of the separation from NASD.

During the second quarter of 2002, Nasdaq has recognized an other than temporary impairment on its equity investment in Nasdaq Japan of  $15.2 million. (See Note 2, Significant Transactions, for further discussion).

Disaster related expenses were $0.8 million for the nine months ended September 30, 2001.  As a result of the terrorist attacks on September 11, 2001, Nasdaq incurred costs of  $0.8 million ($0.5 million after taxes) in the third quarter of 2001.   These expenses primarily consist of costs related to the efforts to restore services to market participants; the testing of the trading system; and the required reconfiguring of technology, telecommunications and alternative office facilities due to the temporary relocation of employees.

The remaining direct expenses were $37.1 million for the nine months ended September 30, 2002 compared with $48.3 million for the nine months ended September 30, 2001, a decrease of $11.2 million or 23.2%. The decrease was primarily due to reduced losses from international operations.

Support Costs

Support costs from related parties were $56.5 million for the nine months ended September 30, 2002 compared with $76.1 million for the nine months ended September 30, 2001, a decrease of $19.6 million or 25.8%.  The decrease reflects Nasdaq’s continued move towards less reliance upon support from the NASD and its affiliates.  Surveillance and other regulatory charges from NASDR were $58.1 million for the nine months ended September 30, 2002 compared with $61.7 million for the nine months ended September 30, 2001, a decrease of $3.6 million or 5.8%.  Support costs from the NASD were $4.8 million for the nine months ended September 30, 2002 compared with $ 25.3 million for the nine months ended September 30, 2001, a decrease of $20.5 million or 81.0%.  In addition, the amount of Nasdaq costs charged to the Amex were $6.4 million for the nine months ended September 30, 2002 compared with  $10.9 million for the nine months ended September 30, 2001, a decrease of $4.5 million or 41.3%.  Amounts charged to related parties are netted against charges from related parties in the “Support costs from related parties, net” line item on the Condensed Consolidated Statements of Income.

Income Taxes

Nasdaq’s income tax provision was $40.7 million for the nine months ended September 30, 2002 compared to $44.3 million for the nine months ended September 30, 2001. The effective tax rate was 48.8% for the nine months ended September 30, 2002 compared to 45.2% for the nine months ended September 30, 2001. The increase in Nasdaq’s effective tax rate was primarily due to a reduction in tax benefits related to tax preferred investments such as tax exempt interest and dividend received deductions and foreign losses for which no tax benefit is taken.

Liquidity and Capital Resources

September 30, 2002 compared to December 31, 2001

Cash and cash equivalents and available-for-sale securities totaled $458.7 million at September 30, 2002 compared with $521.8 million at December 31, 2001, a decrease of $63.1 million or 12.1%.  Working capital (current assets less current liabilities and current investments held-to-maturity at amortized cost) totaled $424.1 million at September 30, 2002 compared with $521.6 million at December 31, 2001, a decrease of $97.5 million or 18.7%.

Cash and cash equivalents totaled $274.2 million at September 30, 2002 compared with $293.7 million at December 31, 2001, a decrease of $19.5 million or 6.6 % primarily due to cash used in investing activities of $26.2 million and cash used in financing activities of $145.2 million offset by cash provided by operating activities of $151.9 million.

Operating activities provided net cash inflows of $151.9 million for the nine months ended September 30, 2002, primarily due to cash received from customers less cash paid to suppliers, employees and related parties and income taxes paid.

Net cash used in investing activities was $26.2 million for the nine months ended September 30, 2002, primarily due to purchases of $ 152.6 million of available-for-sale investments and capital expenditures of $78.8 million related to SuperMontage, global initiatives, and general capacity increases offset by proceeds of $183.9 million from the redemption of available-for-sale investments,

Cash used in financing activities was approximately $145.2 million for the nine months ended September 30, 2002, primarily due to the payment of approximately $305.2 million to fund the repurchase of all remaining shares of common stock owned by the NASD, except for shares underlying warrants to purchase outstanding Common Stock previously sold by the NASD, as discussed in Note 2 to the Condensed Consolidated Financial Statements, offset by an increase in long term debt of $151.6 million primarily attributed to a $150.0 million private debt offering of Nasdaq’s senior notes due 2007.

Nasdaq believes that the liquidity provided by existing cash and cash equivalents, investments, and cash generated from operations will provide sufficient capital to meet current and future operating requirements.  On August 29, 2002, Nasdaq entered into a $150 million unsecured revolving-credit facility.  Nasdaq plans to use the Facility for general corporate purposes.  (See Note 2,  Significant Transactions, for further discussion).  Nasdaq has generated positive cash flows annually in each of the five years since 1996 and believes that it will continue to do so in the future to meet both short and long term operating requirements.

Item 3.  Quantitative and Qualitative Disclosure of Market Risk

Market risk represents the risks of changes in the value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, and equity prices. As of September 30, 2002, Nasdaq’s investment portfolio consisted primarily of floating rate securities, obligations of U.S. Government sponsored enterprises, municipal bonds, and commercial paper. Nasdaq’s primary market risk is associated with fluctuations in interest rates and the effects that such fluctuations may have on its investment portfolio and outstanding debt. The investment portfolio is held primarily in short-term investments. Therefore, management does not believe that a 100 basis point fluctuation in market interest rates will have a material effect on the carrying value of Nasdaq’s investment portfolio or on Nasdaq earnings or cash flows. Nasdaq’s exposure to these risks has not materially changed since December 31, 2001.

Nasdaq also has exposure to foreign currency translation gains and losses due to its subsidiaries and equity method investments.  As of September 30, 2002, Nasdaq has hedged certain foreign currency exposures.  Nasdaq expects to periodically re-evaluate its foreign currency hedging policies and may choose in the future to enter into additional transactions.

Item 4.  Controls and Procedures

(a).   Evaluation of disclosure controls and procedures. Nasdaq’s Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer have evaluated the effectiveness of the design and operations of Nasdaq’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 (c) and Rule 15d-14 (c) within 90 days prior to the date of this report (the “Evaluation Date”).  Based upon that evaluation, Nasdaq’s Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that, as of the Evaluation Date, Nasdaq’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to Nasdaq (including its consolidated subsidiaries) required to be included in its reports filed or submitted under the Exchange Act.

(b).   Changes in internal controls. Since the Evaluation Date, there have been no significant changes in Nasdaq’s internal controls or in other factors that could significantly affect these controls.

The Nasdaq Stock Market, Inc.

PART II—OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits:
The exhibits required by this item are set forth on the Exhibit Index attached hereto.
(b)	Reports on Form 8-K:
No reports on Form 8-K were filed during the three months ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE NASDAQ STOCK MARKET, INC. (Registrant)

	By:	/s/ Hardwick Simmons
Date: November 14, 2002		Name: Hardwick Simmons
Title: Chairman and Chief Executive Officer

	By:	/s/ David P. Warren
Date: November 14, 2002		Name: David P. Warren
Title: Executive Vice President and Chief Financial Officer

CERTIFICATIONS

I, Hardwick Simmons, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Nasdaq Stock Market, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Hardwick Simmons

Hardwick Simmons
Chairman and Chief Executive Officer

I, David P. Warren, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Nasdaq Stock Market, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ David P. Warren

Name:	David P. Warren
Title:	Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Name
9.1

Second Amendment to the Voting Trust Agreement, dated as of July 18, 2002, among The Nasdaq Stock Market, Inc., the National Association of Securities Dealers, Inc., The Bank of New York and Mellon Investor Services LLC.

10.1	U.S. $150,000,000 364-Day Credit Agreement, dated as of August 29, 2002, among The Nasdaq Stock Market, Inc., Citibank, N.A., Credit Lyonnais New York Branch and certain banks named therein.
10.2	Master Agreement, dated as of February 6, 2002, among The Nasdaq Stock Market, Inc., and The American Stock Exchange, LLC and The American Stock Exchange Corporation. *
10.3	Technology Transition Agreement, dated as of February 6, 2002, among The Nasdaq stock Market, Inc., The National Association of Securities Dealers, Inc., and The American Stock Exchange LLC. *
10.4	Second Amendment to EWN II Agreement, dated as of June 17, 2002, between WorldCom Communications, Inc. and The Nasdaq Stock Market, Inc. *
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