Form 10-K
period 2002-12-31
NASDAQ STOCK MARKET INC
filed 2003-03-31
CIK 1120193

Use these links to rapidly review the document
TABLE OF CONTENTS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002 or
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
 (866) 745-1825

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share
(Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒        No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒        No ☐

        As of June 28, 2002 the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates was $553,000,400 (this amount represents 34,562,525 shares of Nasdaq's common stock (the "Common Stock") then held by nonaffiliates; there was no public trading market for the Common Stock on that date).

        On March 21, 2003, 78,340,266 shares of the registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's proxy statement for the annual stockholders' meeting to be held in 2003 are incorporated by reference into Part III.

        Certain statements in this annual report on Form 10-K contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, The Nasdaq Stock Market, Inc.'s ("Nasdaq") ability to implement its strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond Nasdaq's control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of December 31, 2002. Readers should carefully review this annual report in its entirety, including but not limited to Nasdaq's financial statements and the notes thereto and the risks described in "Item 1. Business—Risk Factors." Except for Nasdaq's ongoing obligations to disclose material information under the Federal securities laws, Nasdaq undertakes no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, Nasdaq claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Part I

Item 1. Business.

Nasdaq Overview

        Nasdaq operates The Nasdaq Stock Market®, the world's largest electronic screen-based equity securities market and the world's largest equity securities market based on share volume. Since its inception in 1971, Nasdaq has been a leader in utilizing technology to democratize and extend the reach of the securities markets.

        Nasdaq provides products and services in the following three principal categories:

  •
  Transaction Services include collecting, processing, and disseminating price quotes of Nasdaq-listed securities, the routing and execution of buy and sell orders for Nasdaq-listed securities, and transaction reporting services. Market participants in The Nasdaq Stock Market, consisting of market makers, electronic communication networks ("ECNs"), registered stock exchanges and order entry firms, each of which is described below, are the users of Nasdaq's Transaction Services. For the year ended December 31, 2002, Transaction Services accounted for revenue of $380.7 million, which represented approximately 47.6% of Nasdaq's total revenue. See "—Products and Services—Transaction Services" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

  •
  Market Information Services provide varying levels of quote and trade information to data vendors, who in turn sell the information to the public. For the year ended December 31, 2002, Market Information Services accounted for revenue of $202.4 million, which represented approximately 25.3% of Nasdaq's total revenue. See "—Products and Services—Market Information Services" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

  •
  Corporate Client Group provides customer services and information products to Nasdaq-listed companies and is responsible for obtaining new listings on The Nasdaq Stock Market. For the year ended December 31, 2002, the Corporate Client Group accounted for revenue of $176.7 million, which represented approximately 22.1% of Nasdaq's total revenue. See "—Products and Services—Corporate Client Group" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

        Nasdaq's market model is one of "open architecture." As a fully electronic market, The Nasdaq Stock Market does not have a central trading floor. Participation in the trading activities on The Nasdaq Stock Market is not limited to any fixed number of market participants. This allows a large number of broker-dealers with widely different business models and trading technologies to participate in the Nasdaq network and compete with one another. The Nasdaq network, called the "Enterprise Wide Network II," is a telecommunications network that Nasdaq uses to deliver transaction and market information services to its market participants. See "—Products and Services—Transaction Services." Market participants can access the Nasdaq network via the Nasdaq Workstation II, Nasdaq's proprietary operating system for the Nasdaq network, or through other customized operating systems. See "—Products and Services—Transaction Services—Access Services." Nasdaq market participants include market makers, ECNs, registered stock exchanges and order entry firms.

        Market makers, also known as dealers, provide liquidity (the ability of a security to absorb a large amount of buying and selling without substantial movement in price) by standing ready to buy or sell securities at all times at publicly-quoted prices for their own account and by maintaining an inventory of securities for their customers. Market makers in a particular security are required at all times to post their bid and offer prices (i.e., price at which they will buy and sell) into the Nasdaq network where they can be viewed and accessed by all market participants. Approximately 375 market makers participate in The Nasdaq Stock Market. On average, securities listed on The Nasdaq Stock Market have 15 market makers. The minimum number of market makers for any Nasdaq-listed stock is two and some securities have over 100 market makers.

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

        An order entry firm is a broker-dealer, but not a market maker or an ECN. An order entry firm can use Nasdaq services to view price quotations and enter marketable orders for execution against the posted quotations of market makers and ECNs. As a result of a rule change by the U.S. Securities and Exchange Commission (the "SEC") on February 10, 2003, order entry firms are allowed to enter non-marketable orders into SuperMontageSM (Nasdaq's primary order execution system for Nasdaq-listed securities) for anonymous display. The objective of this rule change is to remove a barrier to full participation in SuperMontage and thereby deepen liquidity and enhance Nasdaq's competitive position.

        Nasdaq's electronic systems centralize the price quotations from all market participants in a given Nasdaq-listed stock to help them compete and allow them to choose with whom they are going to trade. Nasdaq also gathers the trade and quote information from all of these market participants and passes it on to data vendors who sell this information to the investment community and the general public.

        Nasdaq's total revenue for the year ended December 31, 2002 was $799.2 million, a 6.8% decrease from $857.2 million during 2001. Nasdaq's net income increased 6.4% for the year ended December 31, 2002 to $43.1 million from $40.5 million during 2001. Total revenue and net income numbers reflect a change in accounting principle adopted as of January 1, 2000 ("Change in Accounting Principle"). See "Item 6. Selected Consolidated Financial Data," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Consolidated Financial Statements—Note 4." Nasdaq's growth and operating results are directly affected by the trading volume of Nasdaq-listed securities and the number of companies listed on The Nasdaq Stock Market. The following table provides statistics about The Nasdaq Stock Market in these areas:

	For the 12 months ended December 31, 2002				For the 12 months ended December 31, 2001
	The Nasdaq National Market tier	The Nasdaq SmallCap tier	The Nasdaq Stock Market		The Nasdaq National Market tier	The Nasdaq SmallCap tier	The Nasdaq Stock Market
Total share volume (billions)	429.9	11.7	441.7	*	465.5	5.7	471.2
Percentage of total shares traded in the primary U.S. markets	—	—	53.8%		—	—	59.3%
Dollar volume of equity securities traded on The Nasdaq Stock Market (billions)	$7,232.5	$21.8	$7,254.3		$10,913.8	$20.8	$10,934.6
Percentage of dollar volume of all equity securities traded in the primary U.S. markets	—	—	39.8%		—	—	49.2%
Average daily share volume (millions)	1,706.1	46.5	1,752.6		1,877.2	22.8	1,900.0
Average daily dollar volume (billions)	$28.7	$0.1	$28.8		$44.0	$0.1	$44.1
Number of Nasdaq-listed companies (at year end)	2,824	835	3,659		3,351	758	4,109
Total domestic shares outstanding (billions) (at year end)	131.3	14.9	146.1	*	150.9	6.2	157.1
Market value of Nasdaq-listed companies (billions) (at year end)	$1,943.6	$54.0	$1,997.6		$2,837.8	$62.1	$2,899.9

*
Aggregate numbers for each tier of The Nasdaq Stock Market may not match total number due to rounding of numbers in chart.

        As of December 31, 2002, there were 3,659 companies listed on The Nasdaq Stock Market, consisting of 2,824 companies listed on The Nasdaq National Market tier and 835 on The Nasdaq SmallCap Market tier. As of December 31, 2002, The Nasdaq Stock Market was home to the highest percentage of publicly-traded technology and service companies in the U.S., including approximately 80% of computer hardware and peripherals companies, 92% of computer networking companies, 90% of computer software and data processing companies, 87% of semiconductor companies, 60% of telecommunications companies, and 80% of biotechnology and health care companies. In addition, as of December 31, 2002, there were 378 foreign companies listed on The Nasdaq Stock Market, consisting of 274 foreign companies listed on The Nasdaq National Market tier and 104 on The Nasdaq SmallCap Market tier. See "—Products and Services—Corporate Client Group."

Nasdaq's History and Structure

        Founded in 1971, Nasdaq was a wholly-owned subsidiary of the National Association of Securities Dealers, Inc. (the "NASD") until June 2000. The NASD, which operates subject to the oversight of the SEC, is the largest self-regulatory organization ("SRO") in the U.S. with a membership that includes virtually every broker-dealer that engages in the securities business with the U.S. public. The NASD must retain voting control over Nasdaq until such time as Nasdaq may be approved by the SEC for registration as a national securities exchange ("Exchange Registration"), as discussed below.

        In 2000, the NASD implemented a separation of Nasdaq from the NASD by restructuring and broadening the ownership in Nasdaq (the "Restructuring") through a two-phase private placement of securities commencing in June 2000. The principal goals of the Restructuring, among others, were to (i) raise proceeds to create a financially stronger Nasdaq better able to invest in new technologies and address competitive challenges and global opportunities, (ii) raise proceeds to support the operations of the NASD, which would remain the principal SRO responsible for the securities markets, and (iii) realign strategically the ownership of Nasdaq by enlisting a broad class of strategic investors interested in Nasdaq's long-term success. In the private placements, (i) the NASD sold (A) an aggregate of 10,806,494 warrants to purchase an aggregate amount of 43,225,976 shares of outstanding common stock of Nasdaq (the "Common Stock") and (B) 4,543,591 shares of outstanding Common Stock and (ii) Nasdaq sold an aggregate of 28,692,543 newly-issued shares of Common Stock to investors. Securities in the private placements were offered to all NASD members, certain issuers listed on The Nasdaq Stock Market, and certain investment companies. Each warrant issued by the NASD entitles the holder to purchase one share in each of four one-year exercise periods. The first exercise period commenced after June 28, 2002 and will expire on June 28, 2003. As a result of the private placements of its Common Stock, Nasdaq became a reporting company pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), on June 29, 2001, and became subject to the reporting requirements under Sections 13, 14 and 16 of the Exchange Act.

        Trading in the Common Stock commenced on July 1, 2002 on the Over-the-Counter Bulletin Board Service® ("OTC Bulletin Board") under the symbol "NDAQ" upon expiration of contractual restrictions on shares of Common Stock sold in the private placement. During 2002, trading activity in Common Stock has been limited with average daily trading volume of approximately 14,000 shares during the period from July through December 2002. See "—Risk Factors—There currently is a limited trading market for the Common Stock."

        As part of the Restructuring, Nasdaq repurchased 18,461,538 shares of Common Stock from the NASD on May 3, 2001, for an aggregate purchase price of $240.0 million. On March 8, 2002, Nasdaq completed a two stage repurchase of an additional 33,768,895 shares of Common Stock owned by the NASD, which represented all of the outstanding shares of Common Stock owned by the NASD, except for the 43,225,976 shares of Common Stock underlying the warrants issued by the NASD in the private placements. Nasdaq purchased these shares of Common Stock for $305.2 million in aggregate cash consideration, 1,338,402 shares of Nasdaq's Series A Cumulative Preferred Stock and one share of Nasdaq's Series B Preferred Stock (the "Repurchase"). The NASD owns all of the outstanding shares of the Series A and Series B Preferred Stock. All of the shares of Common Stock repurchased by Nasdaq from the NASD have been placed in Common Stock in treasury.

        In May 2001, Nasdaq sold $240.0 million of 4.0% convertible subordinated notes due 2006 (the "Subordinated Notes") to Hellman & Friedman Capital Partners IV, L.P. and certain of its affiliated limited partnerships (collectively, "Hellman & Friedman"). Nasdaq used the proceeds from the sale of the Subordinated Notes to repurchase shares of Common Stock from the NASD, as discussed above. At Nasdaq's 2002 Annual Meeting of Stockholders, stockholders approved an amendment to Nasdaq's Restated Certificate of Incorporation ("Certificate of Incorporation") granting holders of the Subordinated Notes the right to vote with the holders of Common Stock and Series B Stock on matters submitted to a vote of stockholders. The holders of the Subordinated Notes are entitled to the number of votes equal to the number of shares of Common Stock into which the Subordinated Notes could be converted, subject to the 5% voting limitation contained in the Certificate of Incorporation.

        In connection with the Restructuring, Nasdaq filed an application with the SEC for Exchange Registration on November 9, 2000. In general, Exchange Registration is a change in legal status for Nasdaq as opposed to a change in the way Nasdaq operates. Nasdaq's application for Exchange Registration was published by the SEC for public comment in 2001. Information relating to Nasdaq's application can be found at the SEC's web site at http://www.sec.gov/rules/other/34-44396.htm. In November 2001, Nasdaq agreed to the SEC's request for an indefinite extension of the date by which the SEC must approve Nasdaq's application or begin proceedings to determine whether the application should be denied. Nasdaq continues to work with the SEC to address outstanding issues. While Nasdaq believes that the SEC will ultimately grant its application for Exchange Registration, there is no assurance that Nasdaq's application for Exchange Registration will be granted or, if granted, the timing of such approval and what restrictions or changes the SEC will require in Nasdaq's operations or corporate structure. See "—Risk Factors—The SEC may challenge or not approve Nasdaq's plan to become a national securities exchange or it may require changes in the manner Nasdaq conducts its business before granting this approval."

        In connection with Exchange Registration, the SEC is conducting a review of Nasdaq's current rules and operations. As part of this review, the SEC required as a condition for its approval of Exchange Registration and SuperMontage that the NASD develop and operate an alternative display facility ("ADF") for NASD members to assist in the quotation and transaction reporting of exchange-listed securities. The SEC approved the NASD's proposals for the ADF on a pilot basis on July 24, 2002 and the ADF became operational in October 2002 at the same time as SuperMontage. See "—Risk Factors—Competition by regional exchanges and the ADF may reduce Nasdaq's transactions, trade reporting and market information revenue and impact the ability of SuperMontage to increase Nasdaq's market share of transactions in Nasdaq-listed securities."

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

Industry Overview

        The securities market industry historically has included The Nasdaq Stock Market, the national stock exchanges, such as the New York Stock Exchange ("NYSE") and the American Stock Exchange ("Amex"), and a number of regional exchanges. Some of these regional exchanges have a few exclusive "local" securities, but most compete in the business of trading the more active NYSE-, Nasdaq-, and Amex-listed securities. The regional exchanges include the Boston, Chicago, Cincinnati, Pacific (which includes the Archipelago Exchange) and Philadelphia exchanges.

        Regulatory and technological developments have led to gradual changes in the industry and have resulted in greater competition in the trading of securities. The emergence of alternative trading systems—a term that refers generally to internal trading systems that are designed to match buyers and sellers of securities on an agency basis and includes ECNs—has provided an additional venue for investors to transact certain trades. Nasdaq encourages the use of internal or alternative systems to trade securities and considers these systems an important component of The Nasdaq Stock Market to the extent that they report trades through The Nasdaq Stock Market, display their best bid and offer on the market, and transact on The Nasdaq Stock Market.

        The following table sets forth information comparing the primary U.S. markets for 2002 and 2001:

	For the 12 months ended December 31, 2002			For the 12 months ended December 31, 2001
	The Nasdaq Stock Market	NYSE	Amex	The Nasdaq Stock Market	NYSE	Amex
Total share volume (billions)	441.7	363.1	15.7	471.2	307.5	16.3
Total dollar volume (trillions)	$7.3	$10.3	$0.6	$10.9	$10.5	$0.8
Average daily share volume (billions)	1.8	1.4	0.1	1.9	1.2	0.1
Average daily dollar volume (billions)	$28.8	$40.9	$2.5	$44.1	$42.3	$3.3
Number of listed companies (at year end)	3,659	2,783	698	4,109	2,798	691

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

Products and Services

        Nasdaq's products and services fall into three principal categories:

  (1)
  Transaction Services;

  (2)
  Market Information Services; and

  (3)
  Corporate Client Group.

        Transaction Services.    Transaction Services are the core set of products designed to provide market participants with access to The Nasdaq Stock Market, execution services that provide quoting and trading capabilities, and reporting services such as trade reporting and risk management. In addition, Nasdaq provides transaction services for securities authorized for trading on the OTC Bulletin Board as well as exchange-listed securities that are traded in the over-the-counter market by NASD members. See "—Other Products and Markets—Nasdaq InterMarket" and "—OTC Bulletin Board."

        All of Nasdaq's market participants are connected over an Enterprise Wide Network II jointly designed and managed by Nasdaq and WorldCom, Inc. ("WorldCom"). Nasdaq entered into a contract with WorldCom in 1997 to design and support the network. That contract, as amended in June 2002, continues for three years from the date of the amendment. Pursuant to the agreement, however, Nasdaq has the right to terminate the contract in certain circumstances after the second year. WorldCom charges Nasdaq monthly for use of the network. The network is scalable and reliable, supporting trading volume of up to eight billion shares per day. Each market participant is connected to The Nasdaq Stock Market through paired connections with two lines to greatly reduce the risk of connection failure. Although WorldCom declared bankruptcy in July 2002, Nasdaq does not foresee any interruption in service under the contract. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results Operations—Contractual Obligations and Contingent Commitments" and "Consolidated Financial Statements, Note 17."

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

        Nasdaq Workstation II, introduced in 1995, is a software product that is installed on approximately 4,300 computer desktops to provide market participants with access to Nasdaq transaction services. Nasdaq Workstation II is designed to provide a fast, flexible, reliable, and convenient trading environment capable of running on a variety of computers. In addition to the Nasdaq Workstation II, the Application Program Interface allows approximately 2,770 users to access The Nasdaq Stock Market over customized interfaces developed by market participants. Using the Application Program Interface, a firm can connect its internal systems to The Nasdaq Stock Market for order and position management. Access to The Nasdaq Stock Market via the Application Program Interface instead of Nasdaq Workstation II represents a growing trend among Nasdaq market participants.

        For the years ended December 31, 2002, 2001 and 2000, Nasdaq's total revenue from Nasdaq Workstation II and the Application Program Interface was $118.4 million, $142.9 million and $118.2 million, respectively. Nasdaq Workstation II and Application Program Interface fees accounted for approximately 14.8% of Nasdaq's total revenue for the year ended December 31, 2002.

        Nasdaq also provides CTCI for users to report trades, enter orders into, and receive execution messages through, SuperMontage. The CTCI links The Nasdaq Stock Market to automated firm systems. This interface was upgraded in 2002 to a new protocol and delivers increased line speed. CTCI revenue accounted for approximately 2.1% of Nasdaq's total revenue for the year ended December 31, 2002.

        Nasdaq's Workstation WebLink, an Internet browser-based system for small order-entry and market making firms, provides small firms with a low-cost option for performing basic trade reporting and risk management functions as well as order routing. Workstation WebLink accounted for less than 1% of Nasdaq's total revenue for the year ended December 31, 2002.

        Execution Services.    As part of its price discovery function, Nasdaq provides collection, processing, and dissemination of price quotations of Nasdaq-listed securities to its market participants. Price quotations are made up of two parts—the bid and the offer. The bid is the displayed price at which the quoting market maker or ECN is prepared to buy the security from any seller in the marketplace. The offer is the displayed price at which the quoting market maker or ECN is prepared to sell the security to any buyer in the marketplace. Since market makers and ECNs may wish to pay differing amounts to buy or sell a particular security, Nasdaq looks at all the price quotations of the market makers and participating ECNs in that security and independently ranks the bids and offers so that one can easily determine the Nasdaq participant who is willing to sell the security for the lowest price and the one who is willing to buy the security at the highest price. This combination of the best bid and the best offer is referred to as the "Nasdaq inside."

        Once price quotations have been entered into the Nasdaq system, Nasdaq processes the price quotations by updating the posted price and size (i.e., number of shares the posting party will buy or sell at that price) in response to messages received from the party posting the price quotation. Only registered market makers, ECNs and UTP Plan participants have the ability to post and adjust quotations in the Nasdaq system. However, a recent rule change in 2003 permits order entry firms to enter non-marketable orders into SuperMontage for anonymous display.

        Nasdaq provides electronic routing of buy and sell orders for Nasdaq-listed securities to and from a market maker, order entry firm or ECN and the execution of those orders through the use of automated systems. Order routing and execution are the terms generally used to describe how orders to buy and sell securities are directed to market participants as well as how these orders are handled once they reach their destination. Order routing refers to the act of transmitting orders to another market participant for action. Order execution is a legally binding step in which orders are executed, or responded to, once received by a market participant. During the fourth quarter of 2002, approximately 20.1% of Nasdaq's share volume (based on the aggregate number of shares traded) came from orders routed and executed using a Nasdaq system, with the remainder coming from regional exchanges, the ADF and market participants' internal or alternative trading systems.*

*
In order to use data more consistent with the separation of the Securities Information Processor "SIP" function from The Nasdaq Stock Market that began in July 2002 (see "—Market Information Services"), the methodology for calculating systems market share of volume was adjusted. As a result, information on share volume market share may not be comparable to any similar data previously provided by Nasdaq for prior periods based on the old methodology.

        Nasdaq's primary execution system is now SuperMontage, which began its rollout on October 14, 2002, and was successfully extended to all securities trading on The Nasdaq Stock Market on December 2, 2002. SuperMontage represents a major improvement in the ability of market participants to access, process, display and integrate orders and quotes in The Nasdaq Stock Market. SuperMontage has several strategic implications. It is intended to attract more orders to The Nasdaq Stock Market by providing a comprehensive display of the interest at the Nasdaq inside and four price levels away, thus increasing competition and market transparency. SuperMontage also provides pre-trade anonymity to market participants using a Nasdaq system, i.e., prior to execution no one will know the identity of the firm displaying the order unless such firm chooses to reveal its identity. Anonymous trading can contribute to improved pricing for securities by reducing the potential market impact of large transactions and transactions by certain investors whose trading activity, if known, may be more likely to influence others.

        By allowing (but not requiring) market participants to give the Nasdaq system multiple orders at a single price level as well as at multiple price levels, SuperMontage assists market participants with the management of their back book, i.e., orders that are not at the best price. This functionality also assists market participants in complying with the SEC's order handling rules. These rules, among other things, require the display of customer limit orders priced better than a Nasdaq market maker's or a designated dealer's quote or that are for a larger number of shares at the same price. Other system enhancements make it easier for participants to access ECNs via Nasdaq systems. Nasdaq is currently reviewing the functionality of SuperMontage and is considering certain additional modifications to the system requested by market participants. Nasdaq's goal is to build market share growth in 2003 by encouraging user acceptance of SuperMontage and Nasdaq will continue to use competitive pricing to bring more order flow to SuperMontage.

        The primary fee for SuperMontage is a transaction execution charge, assessed on a per share basis to the party that accesses the liquidity provided by another market participant. In certain circumstances, Nasdaq credits a portion of the per share execution charge to the market participant that provides the liquidity. In addition, certain types of SuperMontage orders are subject to order entry and order cancellation charges. In February 2003, Nasdaq eliminated a fee that it had formerly charged when a market participant updated a quotation or non-marketable limit order that it had posted in SuperMontage. SuperMontage generated revenue of $11.0 million for the year ended December 31, 2002.

        Upon complete implementation of SuperMontage in December 2002, Nasdaq retired several order routing and execution systems that had previously been used by The Nasdaq Stock Market. These systems include:

  •
  The Nasdaq National Market Execution System (also known as "SuperSoesSM"), which was fully implemented on July 30, 2001 and functioned as the primary system for transactions in securities listed on The Nasdaq National Market. For the years ended December 31, 2002 and 2001, Nasdaq's total revenue from SuperSoes was $109.7 million and $32.3 million, respectively. SuperSoes accounted for approximately 13.7% of Nasdaq's total revenue for the year ended December 31, 2002.

  •
  SelectNet, which functioned as an automated Nasdaq service to facilitate order execution by linking all market participants that trade Nasdaq-listed securities. Prior to the implementation of SuperSoes in July 2001, SelectNet was the primary system that market makers used to trade with one another. Since July 2001, SelectNet served primarily as a means for participants to reach ECN quotes on The Nasdaq Stock Market and was also a tool for market makers seeking to negotiate trades with a particular counter-party or to broadcast such an order to all market participants. Certain features of SelectNet have been incorporated into SuperMontage. For the years ended December 31, 2002, 2001 and 2000, Nasdaq's total revenue from SelectNet was $28.7 million, $87.1 million and $113.5 million, respectively. SelectNet accounted for approximately 3.6% of Nasdaq's total revenue for the year ended December 31, 2002.

  •
  SOES, which routed and executed small orders of public customers seeking to trade securities listed on The Nasdaq SmallCap Market. Such transactions are now also processed through

    SuperMontage. SOES accounted for less than 1% of Nasdaq's total revenue for the year ended December 31, 2002. For the years ended December 31, 2001 and 2000, Nasdaq's total revenue from SOES was $26.1 million and $32.2 million, respectively. During 2000 and 2001, until the introduction of SuperSoes, SOES also executed orders for securities listed on The Nasdaq National Market.

        In addition to SuperMontage, Nasdaq continues to offer several specialized transaction services including:

  •
  Advanced Computerized Execution System ("ACES"), an order routing service that can be used by any Nasdaq market participant. Order entry firms that use ACES generally route buy and sell orders to market makers after establishing a trading relationship. Market makers in turn leverage their internal systems to fill orders at the best price displayed in the market. ACES participants can route orders directly to other participants through Nasdaq Workstation II, Nasdaq Workstation Weblink or their own proprietary systems. These orders are executed within the participant's internal trading system and execution reports are routed back to the entering firm. ACES is often used to automate order routing and to connect order entry firms whose execution volume is too low to justify the fixed costs of establishing a proprietary order management system. ACES fees are charged to the receiving firm only, and consist of graduated activity fees per execution that decrease as the market maker's number of executions per month increases. ACES accounted for less than 1% of Nasdaq's total revenue for the year ended December 31, 2002.

  •
  Computer Assisted Execution SystemSM ("CAESSM"), the transaction service system for Nasdaq InterMarket, which is an electronic marketplace where NASD members can trade securities listed on the NYSE or Amex. CAES allows users to direct orders in exchange-listed securities to other Nasdaq InterMarket market makers for automated response and execution, and also provides access to the Intermarket Trading System. The Intermarket Trading System is a communications system that allows exchange-designated dealers, exchange floor brokers, and NASD members to send orders for execution to the market quoting the best price. Nasdaq charges Nasdaq InterMarket participants a monthly fee per terminal to access to both systems (CAES/Intermarket Trading System). In addition, a per transaction fee is charged to the originating party (i.e., the sender). CAES and Intermarket Trading System fees accounted for less than 1% of Nasdaq's total revenue for the year ended December 31, 2002.

  •
  Primex Auction System™ ("Primex"), which provides investors and participating market makers with an electronic, auction trading platform. Primex allows users to seek price improvement opportunities by electronically exposing orders to market participants who compete for the orders at prices at, and within, the prevailing national best bid or offer. Primex is operated pursuant to an agreement between Nasdaq and Primex Trading N.A., LLC, and began operation on December 17, 2001. Nasdaq imposes a monthly fee to access Primex, which will vary based on the method used to access the system. Nasdaq charges execution fees to parties executing trades on shares available in the system. No execution fees are charged for submitting orders that provide liquidity to the system. Nasdaq began charging access and execution fees for Primex on August 1, 2002. Primex accounted for less than 1% of Nasdaq's total revenue for the year ended December 31, 2002.

        Trade Reporting Services—Automated Confirmation Transaction Servicesm ("ACTSM"). U.S. securities laws require that all registered stock exchanges and securities associations establish a transaction reporting plan for the central collection of price and volume information concerning trades executed in those markets. Transactions in Nasdaq-listed securities, exchange-listed securities traded over-the-counter, and other equity securities traded over-the-counter have traditionally been reported to the ACT system, Nasdaq's automated trade reporting and reconciliation service that electronically facilitates the post-execution steps of price and volume reporting, comparison, and clearing of trades. A protocol establishes which of the two parties to the trade is responsible for trade reporting, and NASD rules govern the timeliness of trade submission and the information required on each trade report.

        ACT provides three primary revenue-generating services: trade reporting, trade comparison, and risk management. The majority of trades reported to Nasdaq are locked-in externally from the ACT system, and are submitted for reporting purposes only. These transaction reports are assessed a nominal reporting fee. Trades that require ACT to match and lock-in the two parties to the trade generally are assessed a higher fee based upon the number of shares traded. A fee for the ACT risk management service is also applied to some of the transactions reported to ACT. This fee is assessed to the firms that clear for each of the parties to the trade, provided that the trading parties are not designated as self-clearing firms. A cap on ACT risk management fees was introduced in April 2000, limiting a clearing firm's monthly payment for each of its trading firms (correspondents) to $10,000 which, together with an increase in self-clearing activity by member firms, resulted in a decline in risk management revenue in 2002 and 2001 versus 2000.

        Shortly after launching SuperMontage, Nasdaq launched Liquidity Tracker, an order routing system integrated with SuperMontage. Liquidity Tracker serves as a routing mechanism for securities listed on The Nasdaq Stock Market. It is intended primarily to attract large-sized orders, and affords the user an opportunity to gain access to the liquidity pool for a security without incurring significant market impact. The order routing algorithm for Liquidity Tracker is based on current trade information within ACT. Liquidity Tracker scans trading information from ACT to determine the best market participant to receive the order, and anonymously routes the order to that participant. Liquidity Tracker declines the order if there is not a qualifying market participant available. Liquidity Tracker launched on December 4, 2002 as a pilot and Nasdaq did not charge for the system until January 6, 2003. Nasdaq also launched several new data products in connection with the launch of SuperMontage, which are discussed in "—Market Information Services."

        For the years ended December 31, 2002, 2001 and 2000, Nasdaq's total revenue from ACT was $78.6 million, $87.3 million and $100.0 million, respectively. ACT fees accounted for approximately 9.8% of Nasdaq's total revenue for the year ended December 31, 2002.

        For the years ended December 31, 2002, 2001 and 2000, Nasdaq's total revenue from Transaction Services was $380.7 million, $412.1 million and $398.5 million, respectively. Transaction Services accounted for approximately 47.6% of Nasdaq's total revenue for the year ended December 31, 2002.

        Market Information Services.    Nasdaq collects and disseminates price quotations and information regarding price and volume of executed trades. Market participants in The Nasdaq Stock Market have real-time access to quote and trade data. Interested parties that are not direct market participants in The Nasdaq Stock Market also can receive real-time information through a number of Market Information Services products.

        Nasdaq collects information, distributes it, and earns revenue in two roles. First, Nasdaq operates the exclusive Securities Information Process, or "SIP," for the collection and dissemination of best bid and offer (the "BBO") and last transaction information from all of the exchanges and markets that quote and trade in Nasdaq-listed securities (all are members of the UTP Plan). Second, in its role as a market, Nasdaq provides proprietary data products.

        In its role as the SIP, Nasdaq collects and disseminates quotation and last sale information for all transactions in securities listed on The Nasdaq Stock Market. In creating the national market system, Congress intended for participants in U.S. securities markets to have access to a consolidated stream of quotation and transaction information for the exchanges and The Nasdaq Stock Market. To accomplish this objective, the SIP consolidates information with respect to quotations and transactions in order to increase information availability and thus create the opportunity for a more transparent and effective market.

        Nasdaq is currently the exclusive SIP pursuant to the UTP Plan. Under the UTP Plan, each participant can quote and trade any security listed on The Nasdaq Stock Market. Nasdaq collects quotation and last sale information from competing exchanges (currently the Amex, the Chicago Stock Exchange, the Cincinnati Stock Exchange, the NASD's ADF and the Pacific Stock Exchange) and consolidates such information with the information for all the securities listed on The Nasdaq Stock Market.

        As the SIP, Nasdaq sells this information to vendors in exchange for Tape Fees, and the data vendors in turn sell the last sale and quotation data publicly. Under the revenue sharing provision of the UTP Plan, Nasdaq is permitted to deduct certain costs associated with acting as an exclusive SIP from the total amount of Tape Fees collected. After these costs are deducted from the Tape Fees, Nasdaq distributes to the respective UTP Plan participants, including Nasdaq, their share of Tape Fees based on a combination of their respective trade volume and share volume.

        Currently, the NASD is the official participant of record in the UTP Plan; however, the NASD has delegated voting authority to Nasdaq pursuant to the Delegation Plan for all UTP Plan matters. In anticipation of Exchange Registration, UTP Plan participants have submitted to the SEC an amendment to the UTP Plan that would, among other things, make Nasdaq a direct participant in the UTP Plan.

        While Nasdaq is currently the exclusive SIP for the UTP Plan, it is engaged with the other UTP Plan participants in selecting a new SIP. This process is the result of the SEC's conditions for extending the UTP Plan beyond its March 2001 termination date. Nasdaq does not expect its net operating income to be affected if it no longer serves as a SIP because all SIP revenues are passed on to UTP Plan participants based on a combination of their trade volume and share volume (after deducting operating expenses). Any reduction in Nasdaq's total revenue since it will no longer be reimbursed for operating expenses is expected to be largely offset by a reduction in Nasdaq's actual expenses since it will no longer operate the UTP Plan.

        The SEC has required that there be good faith negotiations among the UTP Plan participants on a revised UTP Plan that provides for either (i) a fully viable alternative exclusive SIP for all securities listed on The Nasdaq National Market, or (ii) a fully viable alternative non-exclusive SIP. To avoid conflicts of interest, the SEC cautioned that, in the event the revised UTP Plan provides for an exclusive SIP, a UTP Plan participant—particularly Nasdaq—should not operate as the exclusive SIP unless (i) the SIP is chosen on the basis of bona fide competitive bidding and the participant submits the successful bid, and (ii) any decision to award a contract to a UTP Plan participant, and any ensuing renewal of such contract, is made without that UTP Plan participant's direct or indirect voting participation. The UTP Plan participants unanimously approved the Request-for-Proposal on November 7, 2001. The Request-for-Proposal was mailed to prospective bidders, and eight bidders submitted proposals. Nasdaq did not submit a bid proposal. The UTP Plan participants have selected the proposal of the Cicada Corporation, in conjunction with the Sprint Corporation, as the leading candidate. The UTP Plan Participants are currently negotiating with Cicada to enter into an agreement for Cicada to succeed Nasdaq as the exclusive SIP to the Nasdaq UTP Plan.

        Nasdaq and the other UTP Plan participants earn revenue from two SIP market information products. These products are designed to provide the varying levels of detail desired by different broker-dealers and their customers. The first product is known as Level 1. This product provides subscribers with the current national BBO and most recent price at which the last sale or purchase was transacted for a specific security as well as the BBO from each exchange or market trading stocks listed on The Nasdaq Stock Market. Professional subscribers (e.g., broker-dealers and other employees of broker-dealers) to this product pay a monthly fee per terminal for the service, which is typically delivered to the subscriber through a third-party data vendor. A vendor or a broker-dealer can provide non-professional customers (such as individual investors), with Level 1 information at a reduced fee calculated on a per query basis or a flat monthly fee per user. Weaker economic and market conditions in the last two years caused a substantial reduction in Level 1 revenue due to a decrease in demand for professional and non-professional per query service. The termination of Nasdaq's role as SIP will not affect Nasdaq's share of Level 1 revenue.

        For the years ended December 31, 2002, 2001 and 2000, Nasdaq's revenue from Level 1 fees was $142.3 million, $161.8 million and $190.5 million, respectively. Nasdaq's Level 1 fees accounted for approximately 17.8% of Nasdaq's total revenue for the year ended December 31, 2002.

        Currently, the second SIP market information product, the Nasdaq Quotation Dissemination Service ("NQDS"), provides subscribers with the BBO from each individual Nasdaq market maker and ECN and, through March 2003, also includes the BBO from each of the UTP Plan exchanges and markets trading Nasdaq-listed securities. All NQDS subscribers also subscribe to Level 1 to obtain consolidated UTP Plan and Nasdaq inside quotes and last transaction information. The fee for this service is priced on a per- terminal per month basis, with professional subscribers paying a higher monthly per terminal fee than non-professional customers. Weaker economic and market conditions and cost cutting by market participants caused a decline in NQDS professional subscriptions partially offset by growth in non-professional subscriptions in the fourth quarter of 2002.

        Nasdaq intends to remove other UTP Plan exchanges from the NQDS data product in March 2003 and, upon Exchange Registration, NQDS will become a proprietary Nasdaq data product. Also upon Exchange Registration, the SIP will no longer administer NQDS and Nasdaq will no longer share related revenue with UTP Plan participants.

        For the years ended December 31, 2002, 2001 and 2000, Nasdaq's revenue from NQDS fees was $37.5 million, $43.4 million and $47.3 million, respectively. NQDS fees accounted for approximately 4.7% of Nasdaq's total revenue for the year ended December 31, 2002.

        Nasdaq, in its role as a stock market, has launched three new proprietary data products in conjunction with the launch of SuperMontage. SuperMontage has expanded Nasdaq's ability to offer market data to market participants that choose to display trading interest on Nasdaq that goes beyond the BBO. These new data products: Nasdaq DepthView,SM PowerView,SM and TotalViewSM (collectively referred to as the "ViewSuite" products), offer a wide array of quotation information to market data vendors and broker-dealer distributors. DepthView shows the aggregate size, by price level, of all Nasdaq market participants' quotations/orders that are in the top five price levels in SuperMontage. PowerView bundles NQDS and DepthView. TotalView offers the PowerView services and shows all Nasdaq market participants' quotations/orders that are in the top five price levels in SuperMontage, in addition to the aggregate size of all unattributed (i.e., providing pre-trade anonymity) quotes/orders at each of the top five price levels.

        Each of DepthView, PowerView and TotalView is offered through distributors to professional subscribers for a monthly fee per terminal and DepthView and PowerView are offered to non-professional subscribers for a lower monthly fee per terminal. In addition, Nasdaq charges the distributor a monthly fee for each ViewSuite product. During 2003, Nasdaq is offering nine-month ViewSuite incentive pricing plans to promote widespread distribution of the new data products. Subscribers to this offer will be able to provide DepthView, PowerView, and/or TotalView to their entire Level-1 or NQDS populations for a reduced, fixed monthly fee.

        On March 18, 2002, Nasdaq began distributing Nasdaq PostData,SM which is a data product with several different services. Volume PostSM displays the daily share volume figures of subscribing market participants for each Nasdaq-listed security for the prior trading day. Monthly Volume Summaries rank the top 50 market participants by industry sector, security type, or total and block volume. Daily Issue Data provides a summary for every Nasdaq-listed security of the previous day's activity, including price, total shares outstanding and dividend data. Nasdaq distributes PostData to data distributors for a per-subscriber charge, and to direct subscribers for a set fee. PostData provided less than 1% of Nasdaq's total revenue for the year ended December 31, 2002.

        For the years ended December 31, 2002, 2001 and 2000, Nasdaq's total revenue from Market Information Services was $202.4 million, $243.9 million and $261.7 million, respectively. Market Information Services accounted for approximately 25.3% of Nasdaq's total revenue for the year ended December 31, 2002.

        Corporate Client Group.    The Corporate Client Group provides customer support services and products to Nasdaq-listed companies and is responsible for obtaining new listings on The Nasdaq Stock Market. The Nasdaq Stock Market has historically attracted traditional growth companies and, as of December 31, 2002, was home to the highest percentage of publicly-traded technology and service companies in the U.S.

        On December 31, 2002, there were 3,659 companies listed on The Nasdaq Stock Market. For the year ended December 31, 2002, 121 new companies listed on The Nasdaq Stock Market, 86 on The Nasdaq National Market and 35 on The Nasdaq SmallCap Market. For the year ended December 31, 2001, 145 new companies listed on The Nasdaq Stock Market, 116 on The Nasdaq National Market, and 29 on The Nasdaq SmallCap Market.

        During 2002, 51 IPOs, approximately 56.7% of all IPOs on primary U.S. markets during this period, listed on The Nasdaq Stock Market. These IPOs raised over $4.5 billion, approximately 16.4% of the total dollar value raised in U.S. IPOs during this period. Of all U.S. IPOs during the year ended December 31, 2001, 63 companies, approximately 62% of U.S. IPOs during this period, listed on The Nasdaq Stock Market. The reduction in The Nasdaq Stock Market's percentage of U.S. IPOs during 2002 reflects a continued decline in general market and economic conditions, which has impacted the ability of traditional growth companies to access the public equity markets over the last few years. In addition, 2002 continued a trend from the prior year in which increasing numbers of IPOs are of companies being spun-off from public companies that, in general, have not operated in traditional growth industries. Of the 14 spin-offs of public companies during 2002, 12 of the spin-offs were subsidiaries of NYSE-listed companies, 10 of which also listed on the NYSE. These 14 spin-offs accounted for approximately 15.6% of all U.S. IPOs and approximately 44.2% of the total dollar value raised in U.S. IPOs during this period. While these figures were generally comparable to spin offs in 2001, the number of IPO spin-offs from public companies in 2000 accounted for only 5% of U.S. IPOs and approximately 13% of the total dollar value raised in U.S. IPOs during that period. Forty-seven of the 51 IPOs that listed on The Nasdaq Stock Market during 2002 have listed on The Nasdaq National Market and four companies have listed on The Nasdaq SmallCap Market.

        Companies cease being listed on The Nasdaq Stock Market for three primary reasons: (i) the failure to meet The Nasdaq Stock Market's listing standards; (ii) the consolidation of listings due to merger and acquisition activity; and (iii) Nasdaq-listed companies switching their listing to another stock market. See "—Competition—Corporate Client Group."

        For the year ended December 31, 2002, 379 issuers ceased being listed on The Nasdaq National Market and 192 issuers ceased being listed on The Nasdaq SmallCap Market. By comparison, 537 issuers ceased being listed on The Nasdaq National Market and 233 issuers ceased being listed on The Nasdaq SmallCap Market for the year ended December 31, 2001. Delistings in 2001 would have been higher but for a suspension by Nasdaq of the minimum bid price and market value of public float listing requirement during the period September 26, 2001 until December 31, 2001. This suspension was in response to market uncertainty in the wake of the September 11, 2001 terrorist attacks. On January 2, 2002, the minimum bid price and market value of public float requirements were reinstated. The time periods for review of non-compliance, which are discussed below, began on January 2, 2002 for all issuers, including those that were not in compliance with the requirements as of September 26, 2001.

        For the year ended December 31, 2002, 139 issuers on The Nasdaq National Market and 141 issuers on The Nasdaq SmallCap Market were delisted by Nasdaq for failure to satisfy listing standards; 42 issuers on The Nasdaq National Market and four issuers on The Nasdaq SmallCap Market were delisted as a result of switches to a competing market; and 198 issuers on The Nasdaq National Market and 47 issuers on The Nasdaq SmallCap Market ceased being listed for other reasons, including mergers and acquisitions. An additional 229 issuers transferred from one tier of The Nasdaq Stock Market to the other tier. The large majority of these transfers between tiers were companies moving from The Nasdaq National Market to The Nasdaq SmallCap Market due to a change in Nasdaq's listing standards permitting issuers that no longer meet the requirements of The Nasdaq National Market to phase down to The Nasdaq SmallCap Market, as discussed in more detail below.

        The rules concerning the delisting of issuers from The Nasdaq Stock Market for failure to satisfy the minimum bid price requirement were amended in March 2003. An issuer is subject to delisting if its security falls below the minimum bid price requirement for 30 business days. Under a pilot program scheduled to expire on January 1, 2005, issuers listed on The Nasdaq National Market have 180 days to regain compliance with the minimum bid price requirement and are thereafter permitted to phase-down to The Nasdaq SmallCap Market. The pilot program also provides issuers listed on The Nasdaq SmallCap Market with 180 days to regain compliance, which may be extended for up to 270 days if the issuer complies with certain other initial listing requirements for The Nasdaq SmallCap Market. In addition to the pilot program, Nasdaq permanently changed the minimum continued listing bid price requirement for issuers listed on The Nasdaq National Market from $3 to $1 if the issuers meet certain qualifications for continued listing on the National Market.

        Nasdaq charges issuers an initial listing fee, a listing of additional shares ("LAS") fee, and an annual fee. The initial listing fee for securities listed on The Nasdaq Stock Market includes a listing application fee and a total shares outstanding fee. The estimated service period for initial listing fees is six years. For the years ended December 31, 2002, 2001 and 2000, Nasdaq's revenue from initial listing fees was $33.6 million, $35.7 million and $33.9 million, respectively. Nasdaq's initial listing fee revenue accounted for approximately 4.2% of Nasdaq's total revenue for the year ended December 31, 2002.

        The fee for LAS is based on the total shares outstanding, which Nasdaq reviews quarterly. The estimated service period for LAS fees is four years. For the years ended December 31, 2002, 2001 and 2000, Nasdaq's revenue from LAS fees was $37.5 million, $35.9 million and $33.6 million, respectively. Nasdaq's LAS fee revenue accounted for approximately 4.7% of Nasdaq's total revenue for the year ended December 31, 2002.

        Annual fees for securities listed on The Nasdaq Stock Market are based on total shares outstanding. For the years ended December 31, 2002, 2001 and 2000, Nasdaq's revenue from annual listing fees was $102.8 million, $83.1 million and $81.1 million, respectively. Nasdaq's annual listing fees accounted for approximately 12.9% of Nasdaq's total revenue for the year ended December 31, 2002.

        Nasdaq has instituted a new fee structure that increased initial and annual listing fees for companies on The Nasdaq National Market (effective January 1, 2002) and The Nasdaq SmallCap Market (effective January 1, 2002 and revised January 1, 2003). The revenue generated from the fee increases has been used in part to fund enhancements to the services offered to Nasdaq-listed companies, including the establishment of a Market Intelligence Desk.SM

        Following the initial listing, Nasdaq provides customer support services, products, and programs to Nasdaq-listed companies. In 2002, Nasdaq created the Market Intelligence Desk, a "one-stop-shop" for information that provides rapid response to corporate client queries from a centralized location. The Market Intelligence Desk personnel use computer-aided telephony and proprietary and non-proprietary information services to provide support to senior executives and board members of Nasdaq-listed companies. Each Nasdaq-listed company has a private toll-free line to access the Market Intelligence Desk. Executives of Nasdaq-listed companies also are invited to participate in a variety of programs on a wide range of topics, such as industry sector-specific seminars and investor relation forums. These executives also have access to Nasdaq Online,SM a strategic planning tool provided free of charge to Nasdaq-listed companies that was rated number one in a recent survey of the top 10 favorite investor relations web sites by the National Investor Relations Institute. Nasdaq Online presents market data on all U.S. traded companies and real-time quotes for Nasdaq-listed securities, as well as information on institutional ownership, research coverage and performance ratios. This combination of on-line real time data and analytical information, along with a series of other seminars and programs, is designed to help management of listed companies make better equity management decisions. A product group has been established to begin the development and commercialization of new products and services focused on the corporate market, as well as increased financial newsmedia coverage of Nasdaq-listed companies.

        Each Nasdaq-listed company is assigned a Corporate Client Group director who oversees the listed company's relationship with Nasdaq. A schedule of calls and visits along with invitations to various industry and market forums are used to enhance customer satisfaction, keep companies informed of new developments at Nasdaq and discuss the benefits of a listing on The Nasdaq Stock Market. Nasdaq also has created a program to educate investment bankers, capital market dealers, institutional investors and other constituencies that influence listing decisions.

        For the years ended December 31, 2002, 2001 and 2000, Nasdaq's total revenue from the Corporate Client Group was $176.7 million, $156.1 million and $149.3 million, respectively. The Corporate Client Group accounted for approximately 22.1% of Nasdaq's total revenue for the year ended December 31, 2002.

Other Products and Markets

        Nasdaq Financial Products.    Nasdaq Financial Products is responsible for introducing products that extend and enhance the Nasdaq brand. The department oversees the development and marketing of new Nasdaq financial products and associated derivatives, the licensing and listing of third-party structured products and the listing of third-party-sponsored exchange traded funds ("ETF"s). These products increase investments in companies listed on The Nasdaq Stock Market and this can contribute to revenue for Nasdaq's Transaction Services, Market Information Services and Corporate Client Group LAS revenues.

        Launched in January 1985, the Nasdaq-100 Index® includes the largest, top 100 non-financial companies listed on The Nasdaq Stock Market. It is the benchmark for about 30 domestic and international mutual funds and more than 120 structured investment products in 28 countries. A structured product is a specialized security designed to respond to specific investment objectives, such as risk reduction, leverage or diversification of current investments or tax management.

        The Nasdaq-100 Index Tracking StockSM ("QQQ"SM), the ETF based on the Nasdaq-100 Index, began trading in 1999 under the symbol QQQ. An ETF is an investment company organized to track an index and to allow for secondary market trading. For the year ended December 31, 2002, QQQ's average daily share volume was 88.7 million and its average daily dollar volume was approximately $2.6 billion. QQQ is the most actively traded ETF in the world and the most heavily traded stock in the U.S. in terms of dollar volume. As of December 31, 2002, the QQQ Trust had issued approximately

696 million shares and the assets under management had reached $17 billion. QQQ's equity options were also among the most heavily traded options in the U.S. in 2002.

        Major stock markets in the U.S., including the NYSE, Amex, Boston Stock Exchange, Chicago Stock Exchange, Cincinnati Stock Exchange and the Philadelphia Stock Exchange, have been licensed by Nasdaq to use Nasdaq trademarks in connection with trading QQQ under the UTP Plan. Every major options market in the U.S. has also been licensed by Nasdaq to use Nasdaq trademarks to trade the equity options on QQQ. Nasdaq receives license fees for its trademark licenses that vary by product based on assets under management or number of contracts issued. In addition to license fees, Nasdaq is entitled to reimbursement from the QQQ Trust for marketing activities designed to promote the Trust.

        In November 2002, Nasdaq Europe S.A./N.V. listed and began trading the Nasdaq-100 European TrackerSM ("EQQQ"SM)—a product based on the same stocks that are included in the QQQ. EQQQ is managed by Nasdaq Financial Product Services (Ireland), Limited, administered by AIB/BNY Fund Management (Ireland), Ltd., with AIB/BNY Trust Company, Ltd. as its Custodian. As of December 2002, EQQQ was registered in the United Kingdom, Germany, Belgium, and Ireland with anticipated registrations in Italy and Switzerland.

        Also in November 2002, BLDRSSM, a new family of ETFs based on The Bank of New York ADR Indexes,SM were listed on The Nasdaq Stock Market. The BLDRS Funds were the first ETFs listed on The Nasdaq Stock Market and the first ETFs based on American Depositary Receipts ("ADRs"). The Bank of New York serves as trustee and index provider of these Funds.

        For the years ended December 31, 2002, 2001 and 2000 Nasdaq's total revenue from Nasdaq Financial Products was $28.1 million, $30.6 million and $11.7 million, respectively. Nasdaq Financial Products accounted for approximately 3.5% of Nasdaq's total revenue for the period ended December 31, 2002.

        Nasdaq InterMarket.    The Nasdaq InterMarket is an electronic marketplace composed of NASD members that quote and trade securities listed on the NYSE and Amex. Users can trade on Nasdaq InterMarket among themselves using Nasdaq's CAES order delivery system, or with another participating stock exchange through the Intermarket Trading System. CAES, a trading system that is very similar to Nasdaq's former SuperSoes trading system, allows broker-dealers to enter and execute trades via the Nasdaq Workstation II, an application programming interface or CTCI. Market makers and order entry firms can use CAES to enter marketable limit orders and market orders for automatic response and automatic execution. The Intermarket Trading System allows market markers to trade with exchange specialists. Users may also internalize orders within their own systems and report that trade to Nasdaq InterMarket.

        For the years ended December 31, 2002, 2001 and 2000, Nasdaq's total revenue from Nasdaq InterMarket was $38.6 million, $32.5 million and $21.9 million, respectively. Nasdaq InterMarket revenue accounted for approximately 4.8% of Nasdaq's total revenue for the year ended December 31, 2002. Approximately 94.6% of the revenue generated from the Nasdaq InterMarket is derived from the sale of data and is included in Market Information Services revenue, and the remaining revenue is derived from transaction service fees for CAES and Intermarket Trading System transactions and included in Transaction Services revenue.

        All Nasdaq InterMarket trades are reported and disseminated in real-time to the Consolidated Tape Association, and as such, Nasdaq shares in the Tape Fees generated by the Consolidated Tape Association. Two NASD members that are major market makers and one ECN report the majority of trades. Other ECNs report trades through Nasdaq systems to the Consolidated Tape Association or to other Intermarket Trading System participants, such as regional exchanges. NASD members who trade exchange-listed securities away from the exchanges account for a significant amount of Nasdaq

InterMarket trading activity. Nasdaq shares a portion of the Tape Fees received for Nasdaq InterMarket transactions with InterMarket participants.

        In anticipation of Exchange Registration, Nasdaq has been negotiating with participants in the Consolidated Tape Association and the Intermarket Trading System for admission into those plans as a separate SRO. Nasdaq may be required to pay a fee, which has yet to be determined, for admission into the Consolidated Tape Association. After Exchange Registration, Nasdaq InterMarket will likely continue to trade securities listed on the NYSE and Amex in much the same manner as it does today with the exception that it may no longer be permitted to accept trade reports that are at an inferior price to the quotations of other market centers. Nasdaq's inability to accept such trade reports may decrease Nasdaq's percentage of trades and volume in these securities, reducing Nasdaq's revenues.

        Nasdaq Europe S.A./N.V.    In March 2001, Nasdaq acquired an approximate 68.2% ownership interest in the European Association of Securities Dealers S.A./N.V. ("EASDAQ"), a pan-European stock market headquartered in Brussels. Nasdaq has since diluted its interest through the introduction of other strategic partners as shareholders. In connection with this investment, Nasdaq renamed EASDAQ as Nasdaq Europe S.A./N.V. ("Nasdaq Europe") as part of a plan to restructure it into a globally-linked pan-European market. As of December 31, 2002, Nasdaq owned approximately a 59.4% interest in Nasdaq Europe. As of December 31, 2002, 40 companies were listed on Nasdaq Europe and eight companies were admitted for trading. The average monthly turnover volume on Nasdaq Europe during 2002 was €26.2 million. In October 2002, Nasdaq Europe successfully launched SuperMontage Europe, that is based on the same principles as SuperMontage in the U.S., customized to European trading practices.

        Nasdaq Europe is investigating strategic partnership opportunities with foreign securities exchanges and other market participants to expand its leadership in technology-driven price discovery systems and to utilize its brand recognition. On October 30, 2002, Nasdaq Europe, and the Berlin and Bremen Stock Exchanges, as well as comdirekt bank, Commerzbank and Dresdner Bank, signed definitive agreements to recapitalize Bremen Wertpapierbörse AG ("BWB AG"), a German stock exchange, that will be rebranded as "Nasdaq Deutschland AG" and that will be marketed under the Nasdaq brand. Nasdaq Deutschland began trading in German and international blue chip and growth stocks on March 21, 2003. Nasdaq Europe will initially hold a 50% equity stake, Dresdner Bank will hold a 15% equity stake, comdirekt bank and Commerzbank will each hold a 7.5% equity stake, and the Berlin and Bremen Stock Exchanges will each hold a 10% equity stake. See also "Consolidated Financial Statements—Notes 2 and 17." Nasdaq anticipates that discussions with other foreign institutions will continue, but cannot predict the results of any such discussions.

        Nasdaq Europe is still in its nascent stages and has generated only operating losses since the acquisition by Nasdaq. Nasdaq Europe's future growth is dependent on such things as firms connecting to Nasdaq Europe's trading platform and using its trading facilities, as well as a reversal of the current weakness in European equity markets. Nasdaq Europe's main competitors for listings and trading include the three primary exchanges in Europe: Deutsche Börse AG, Euronext N.V. and the London Stock Exchange. See "—Risk Factors—Nasdaq may not be successful in executing its international strategy."

        Nasdaq Japan.    In 1999, the NASD and SOFTBANK Corp. of Japan entered into a joint venture, subsequently named Nasdaq Japan, to develop an electronic stock market in Japan. The NASD later transferred its interest in Nasdaq Japan to Nasdaq Global Holdings, a wholly-owned subsidiary of Nasdaq, which operated the market as a new market section of the Osaka Securities Exchange (the "OSE"). On August 16, 2002, the Board of Directors of Nasdaq Japan voted to take the company to dormant status, effectively ceasing operations. Shareholders of Nasdaq Japan subsequently ratified this decision. Nasdaq Japan currently is in liquidation and is expected to be completely dissolved in the second quarter of 2003. Companies listed on the Nasdaq Japan Market retained their listing on the

OSE and experienced no disruption to trading. See "Consolidated Financial Statements—Notes 2 and 8."

        Nasdaq Liffe Markets, LLC.    On June 1, 2001, Nasdaq and the London International Financial Futures and Options Exchange ("LIFFE"), a member of the Euronext (N.V.) Group, formed Nasdaq Liffe Markets, LLC ("NQLX"), a U.S. joint venture company in which Nasdaq owns a 50% interest. On November 8, 2002, NQLX began listing futures contracts on individual equity securities with 43 members. As of December 31, 2002, NQLX had traded in total approximately 125,000 contracts on 24 security futures products, 20 individual equity securities and four exchange traded funds. Through the end of 2002, NQLX operated under a fee holiday during which NQLX had no revenue. This fee holiday ended on March 1, 2003. Nasdaq accounts for its investment in NQLX under the equity method of accounting.

        Nasdaq Insurance Agency, LLC.    On December 31, 2002, Nasdaq purchased the NASD's 50% interest in The NASD Insurance Agency, LLC, subsequently renamed The Nasdaq Insurance Agency, LLC ("NIA"). AIG NJV, Inc., a wholly-owned subsidiary of American International Group, Inc., owns the other 50% interest in NIA. NIA provides insurance brokerage services and specializes in the directors and officers liability insurance market. Nasdaq accounts for its investment in NIA under the equity method of accounting.

        OTC Bulletin Board.    The OTC Bulletin Board is an electronic screen-based market for equity securities that, among other things, are not listed on The Nasdaq Stock Market or any primary U.S. national securities exchange. At present, the OTC Bulletin Board is only a quotation service without any execution facilities. Companies do not list on the OTC Bulletin Board; rather, NASD members may post quotes only for companies that file periodic reports with the SEC and/or with a banking or insurance regulatory authority. In addition, these companies are required to be current with their periodic filings. Market makers are charged a fee per position and are billed based on their number of positions during a month. A position is defined as any price quotation or indication of interest entered by a market maker in a security quoted on the OTC Bulletin Board. There are no fees charged to companies whose securities are quoted on the OTC Bulletin Board. The OTC Bulletin Board revenue accounted for less than 1% of Nasdaq's total revenue for the years ended December 31, 2002, 2001 and 2000, respectively. Revenue generated from the OTC Bulletin Board is included in Transaction Services revenue.

        In conjunction with the process of seeking Exchange Registration, the Nasdaq Board of Directors and the NASD Board of Governors (collectively, the "Boards"), approved several rule changes that are designed to replace the OTC Bulletin Board with a new listed market that will be called the "BBX." First, the Boards approved a program for Nasdaq to enter into a listing agreement with future BBX issuers (which will be primarily drawn from existing OTC Bulletin Board companies) and impose listing standards to ensure the quality of these issuers. Second, both Boards approved the creation of automated order delivery and execution systems for the BBX. Finally, to accompany the new listing standards and order delivery system, the Boards approved enhanced market rules that include limit order protection, short interest reporting, and intraday trading halt authority. Nasdaq plans to submit exemption requests that would allow Nasdaq to continue to operate the OTC Bulletin Board for a limited period after Exchange Registration, with the OTC Bulletin Board to be phased out six months after the BBX is launched. The SEC has not yet approved the rules or the exemption request. Therefore, it is not certain whether Nasdaq will continue to operate the OTC Bulletin Board following Exchange Registration or will be able to launch the BBX. If the SEC does not approve the exemption request, these securities could continue to trade over the counter through a non-Nasdaq facility after Exchange Registration.

Fee Changes

        Nasdaq may change the pricing of its products and services in response to competitive pressures or changes in market or general economic conditions. Pursuant to the requirements of the Exchange Act, Nasdaq must file all proposals for a change in its pricing structure with the SEC. Nasdaq provides updated information on the pricing of its products and services on its website at www.nasdaqtrader.com. Information on Nasdaq's website is not a part of this Form 10-K. See also "—Competition" and "—Risk Factors-Competition by regional exchanges and the ADF may reduce Nasdaq's transactions, trade reporting and market information revenue and impact the ability of SuperMontage to increase Nasdaq's market share of transactions in Nasdaq-listed securities."

Technology

        Nasdaq believes that the effective use of technology is the key to the future of financial markets. The Nasdaq Stock Market was the world's first electronic screen-based stock market and its use of state-of-the-art computer networking, telecommunications and information technologies distinguishes it from other U.S. securities markets. Using technology, Nasdaq eliminates the need for a physical trading floor and enables qualified investors across the country to compete freely with one another in an electronic screen-based environment. The Nasdaq network has handled trade volumes of over two billion shares daily and over 4,000 transactions per second and is designed to maximize transaction reliability and network security across each of the most critical system services that comprise The Nasdaq Stock Market, including quotation, order processing, trade reporting and market data dissemination. Furthermore, Nasdaq's system has substantial reserve capacity to handle far greater levels of activity and will further expand bandwidth to maximize its ability to provide an efficient, rapid, reliable trading environment for its market participants. Continual systems improvements provide cost effective and efficient access to multiple market information data and rapid market response capabilities. Nasdaq also employs technology to maximize its ability to communicate with investors, issuers, traders, the media and others.

Competition

        The securities markets are intensely competitive and they are expected to remain so. Nasdaq competes both domestically and globally and on a product and/or specific geographical basis. Nasdaq competes based on a number of factors, including the quality of its technological and regulatory infrastructure, total transaction costs, the depth and breadth of its markets, the quality of its value-added customer services (e.g., services to listed companies), reputation and price. In the U.S., Nasdaq is one of the leaders in each of its principal businesses. Nonetheless, Nasdaq expects that current or new markets and exchanges will continue to compete aggressively against Nasdaq.

        In addition, Nasdaq has formed alliances in certain key financial centers around the world as part of a strategy to build on its strong, worldwide brand name. Nevertheless, most of Nasdaq's competitors overseas are currently larger and have a longer operating history in their markets than does Nasdaq.

        In light of recent technological and regulatory changes and new product introductions, Nasdaq expects to compete with a number of different entities varying in size, business objectives, and strategy.

        Transaction Services.    Nasdaq's core trading services are designed to provide access to The Nasdaq Stock Market, execution services that are designed to provide quoting and trading capabilities and reporting services such as trade reporting and risk management. Nasdaq expects to face competition from a number of different sources in providing these services including:

  •
  Market participants that have been, or have announced plans to begin, reporting trades to competing regional stock exchanges and the ADF rather than to Nasdaq, thereby reducing both Transaction Services and Market Information Services revenue. See "—Risk Factors—

    Competition by regional exchanges and the ADF may reduce Nasdaq's transactions, trade reporting and market information revenue and impact the ability of SuperMontage to increase Nasdaq's market share of transactions in Nasdaq-listed securities;"

  •
  ECNs that have been consolidating to form larger service providers. During 2002, Island ECN ("Island") and Instinet merged to form the largest ECN and two of the largest users of ACT for trade reporting, Archipelago and RediBook, merged. Any continued consolidation that created a dominant service provider could diminish Nasdaq's competitive position;

  •
  ECNs that obtain registration as exchanges and compete for Transaction Services and Market Information Services, and potentially, for listings. Recently, the Pacific Stock Exchange established the Archipelago Exchange as its equities trading facility. Archipelago began quoting and reporting certain of its trades to the Archipelago Exchange in February 2003. Island, another ECN, has applied to the SEC for registration as a national securities exchange. See "—Risk Factors—Nasdaq's revenue would be adversely affected by ECNs that register as exchanges;"

  •
  Competing stock exchanges that are permitted by the SEC to regulate trading in their markets at a lower cost than Nasdaq. As a result they may be able to attract order flow from The Nasdaq Stock Market to the other exchanges because of such lower regulatory costs; and

  •
  Companies that could provide trading services for products and services, including software companies, information and media companies and other companies that are not currently in the securities business.

        To address competitive concerns, Nasdaq has looked to enhance its technology and the services it provides to its market participants and refine its pricing approach by reviewing each component of its Transaction Services, including access services, execution services and trade reporting services. For each component, Nasdaq has attempted to make pricing more attractive in order to retain usage of its services. In addition, Nasdaq has enhanced its execution services through the implementation of SuperMontage and related products.

        Market Information Services.    Nasdaq's Market Information Services revenue is under competitive threat from other securities exchanges that trade Nasdaq-listed securities, including the established regional exchanges and the ADF. Current SEC regulations permit these regional exchanges and the ADF to quote and trade certain securities that are not listed on a national securities exchange, including securities listed on The Nasdaq Stock Market, pursuant to the UTP Plan. Nasdaq's UTP Plan entitles these exchanges and the ADF to a share of UTP Plan Tape Fees, in proportion to such exchange's share of trading as measured by share volume and number of trades. Currently, the Amex, the Chicago Stock Exchange, the Cincinnati Stock Exchange, the ADF, and the Pacific Exchange quote and trade Nasdaq-listed securities pursuant to the UTP Plan. The Boston Stock Exchange and Philadelphia Stock Exchange have indicated their intent to commence trading in Nasdaq-listed securities pursuant to the UTP Plan. In the past, participants in the UTP Plan have established payment for order flow arrangements with their members and customers through sharing tape revenue.

        The net effect of these additional competitors, along with continuing advances in technology and regulatory changes may increase competitive pressure on Nasdaq. In February 2002, Island began reporting its trades to the Cincinnati Stock Exchange, a UTP Plan participant. Published reports indicate that the Cincinnati Stock Exchange gained Island's business by committing to lower trade reporting fees and share with Island a substantial portion of Tape Fees that Cincinnati earns from Island's trades. In July 2002 the SEC abrogated all member tape sharing arrangements by UTP Plan participants for securities listed on The Nasdaq Stock Market. While certain UTP Plan participants have filed revised Tape Fee sharing proposals for Nasdaq-listed securities with the SEC, no proposals have yet been approved by the SEC. Nasdaq's revenue would be further affected if UTP Plan participants obtain SEC approval to begin sharing tape revenues with their members and customers.

        Nasdaq historically has used Tape Fees to pay market regulation expenses that help ensure the quality and fairness of The Nasdaq Stock Market and compliance with all applicable rules and regulations. Despite this imperative, Nasdaq reduced certain trade reporting fees and began sharing Tape Fees with participants during 2002. Nasdaq's Tape Fee sharing program was abrogated along with all others in July 2002. To remain competitive, Nasdaq's trade reporting fees or Tape Fee sharing may be adjusted in the future to respond to competitive pressures. See "—Risk Factors—Competition by regional exchanges and the ADF may reduce Nasdaq's transactions, trade reporting and market information revenue and impact the ability of SuperMontage to increase Nasdaq's market share of transactions in Nasdaq-listed securities" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Environment—2003 Outlook."

        ECNs pose an additional potential challenge to Nasdaq's Market Information Services business because they may register as securities exchanges. As noted above, the Archipelago Exchange has been established as the equities trading facility of the Pacific Exchange and Island, now merged with Instinet, has applied for exchange registration and expressed interest in becoming a UTP Plan participant. In this case, they would be eligible for a share of the UTP Plan Tape Fees generated by the sale of Nasdaq's market information products, and their use of Nasdaq's systems could diminish. See "—Risk Factors—Nasdaq's revenue would be adversely affected by ECNs that register as exchanges."

        Nasdaq is responding aggressively to competition from existing and potential UTP Plan exchanges. Nasdaq is working to ensure that all exchanges are covered by uniform regulatory standards and bear appropriate regulatory costs. Nasdaq also regularly examines its fee structure to insure that costs are fairly distributed among participants and that fees adequately cover the cost of regulation. Nasdaq has also introduced several new data products that are designed to provide market participants with new and more extensive market information, and to provide Nasdaq with new revenue streams. See "—Market Information Services."

        Corporate Client Group.    Nasdaq's strategies for maintaining its current listings in both The Nasdaq National Market and The Nasdaq SmallCap Market and gaining new listings include building global brand identity, developing joint marketing opportunities with listed companies, communicating better with key decision makers and providing other value-added services to Nasdaq-listed companies. Nasdaq's marketing efforts have centered on creating a valuable brand—an important factor in attracting and retaining large world-class growth companies.

        In terms of obtaining new listings, Nasdaq will continue to focus its efforts primarily on growth companies. Over the last three years, general market and economic conditions have made it difficult for many companies to access the public equity markets. Nevertheless, Nasdaq believes that its market model, strong global reputation and value-added services will enable it to compete successfully for listings. Nasdaq employs a variety of initiatives and tools in its marketing efforts, including media advertising, Internet publishing (Nasdaq.com) and international road shows.

        Nasdaq competes primarily with the NYSE for larger company listings on The Nasdaq National Market. As of December 31, 2002, there were 2,824 companies listed on The Nasdaq National Market with an aggregate domestic market capitalization of $1.9 trillion compared to 2,783 companies listed on the NYSE with an aggregate domestic market capitalization of $9.0 trillion. Rule 500 of the NYSE historically has made it very difficult for companies to voluntarily delist from the NYSE. As currently written, Rule 500 allows a company to delist from the NYSE if it obtains the approval of its board of directors and its audit committee, publishes a press release announcing its proposed delisting and sends a written notice to its largest 35 stockholders of record (U.S. stockholders of record if a non-U.S. issuer) alerting them to the proposed delisting. Because of these affirmative steps imposed on an issuer's board of directors, in particular the notice requirements, Nasdaq believes that Rule 500 is anti-competitive and continues to constitute an impediment to Nasdaq's ability to compete for NYSE listings. During 2002, no companies transferred from the NYSE to The Nasdaq Stock Market, while 43 companies switched to the NYSE from The Nasdaq National Market.

        Nasdaq competes with Amex for listings on both The Nasdaq National Market and The Nasdaq SmallCap Market. During the year ended December 31, 2002, four companies transferred from Amex to The Nasdaq National Market. During this period, three companies switched to Amex from The Nasdaq SmallCap Market. In addition, the Pacific Stock Exchange has announced that it intends in the future to seek listings on its Archipelago Exchange. It is unclear at this time whether this type of market will become a significant competitor for Nasdaq.

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

Employees

        As of March 1, 2003, Nasdaq had 1,290 employees. None of its employees is subject to collective bargaining agreements or is represented by a union. Nasdaq considers its relations with its employees to be good.

Nasdaq Website and Availability of SEC Filings

        Nasdaq's Internet website is www.nasdaq.com. Information on Nasdaq's website is not a part of this Form 10-K. Nasdaq will make available free of charge on its website, or provide a link to, its Forms 10-K, Forms 10-Q and Forms 8-K, and any amendments to these documents, that are filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after Nasdaq electronically files such material with, or furnishes it to the SEC. To access these filings, go to Nasdaq's website and click on "Inside NASDAQ," then click on "Investor Relations," then click on "SEC Filings." This link allows you to view Nasdaq's SEC filings.

Service, Regulatory and Technology Contractual Relationships with the NASD, NASDR and Amex

        Although it is contemplated that the NASD will eventually divest completely its ownership interest in Nasdaq, there may still exist certain contractual relationships between the parties once this happens. For example, prior to the Restructuring, Nasdaq had access to many support functions of the NASD, including certain financial services, real estate, legal, information services and corporate and administrative services. The NASD and Nasdaq entered into a Separation and Common Services Agreement, dated as of January 1, 2002 (the "New Separation Agreement"), which replaced an interim Separation and Common Services Agreement executed in 2000 (the "Interim Agreement"). The services to be provided to Nasdaq by the NASD under the New Separation Agreement are limited to certain finance, technology infrastructure, facilities sharing and legal, which is substantially more limited than what was previously provided by the NASD under the Interim Agreement. Under the New

Separation Agreement, Nasdaq pays to the NASD the costs of the services provided, including any incidental expenses associated with such services. Nasdaq's costs for services provided by the NASD in 2002 were approximately $5.1 million. Nasdaq anticipates that the annual costs for services under the New Separation Agreement will drop in future years as Nasdaq reviews the provision of these services and continues to internalize more of these services or seeks alternative third party providers. See "—Risk Factors—Lack of operating history as for-profit entity and potential conflicts of interest with related parties," "—Risk Factors—The intercompany agreements may not be effected on terms as favorable to Nasdaq as could have been obtained from unaffiliated third parties" and "Item 13. Certain Relationships and Related Transactions."

        On June 28, 2000, Nasdaq and NASD Regulation, Inc. ("NASDR"), a wholly-owned subsidiary of the NASD, signed a Regulatory Services Agreement pursuant to which NASDR or its subsidiaries would provide regulatory services to Nasdaq and its subsidiaries commencing upon the effectiveness of Exchange Registration. As a result, no services have been performed under this agreement. Pursuant to the terms of the Regulatory Services Agreement, the services provided will be of the same type and scope as are currently provided by NASDR to Nasdaq under the Delegation Plan for a term of ten years. Each regulatory service is to be provided for a minimum of five years, after which time the parties may determine to terminate the provision by NASDR of a particular service. The termination of a particular service will generally be based upon a review of pricing and the need for such services. In 2002, Nasdaq paid NASDR approximately $76.7 million for regulatory services provided pursuant to the Delegation Plan.

        On February 6, 2002, Nasdaq, the NASD, and Amex entered into a Technology Transition Agreement to provide for the sharing of certain administrative and regulatory technologies between Nasdaq and Amex and the provision of certain technology services by Nasdaq to Amex. This agreement replaces the existing technology arrangements among the parties that resulted from the NASD's acquisition of Amex in 1998. Depending upon the applicable service or technology, the term of the agreement ranges between three months and two years while Amex reconstructs these services and technologies in-house, with an option for Amex to extend the term for certain services for up to one year. Pursuant to this agreement, Amex will pay Nasdaq the direct costs of the services provided by Nasdaq, plus certain administrative costs. In addition, this agreement establishes a fund, administered by the NASD, to pay the costs incurred by Nasdaq, the NASD and Amex in the implementation of this agreement. Nasdaq and the NASD have each agreed to contribute up to $14.5 million to this fund.

        The parties also entered into a Master Agreement on February 6, 2002 to govern certain non-technology related matters among the parties and their respective affiliates. This agreement, among other things, sets forth the terms of certain trading rights between Nasdaq and Amex. See "—Risk Factors—Lack of operating history as for-profit entity and potential conflicts of interest with related parties," "—Risk Factors—The intercompany agreements may not be effected on terms as favorable to Nasdaq as could have been obtained from unaffiliated third parties" and "Item 13. Certain Relationships and Related Transactions."

Executive Officers

        The executive officers of Nasdaq are as follows:

Name	Age	Position
Hardwick Simmons	62	Chairman of the Nasdaq Board; Chief Executive Officer
Richard G. Ketchum	52	President and Deputy Chairman
Alfred R. Berkeley, III	58	Vice Chairman
David Weild IV	46	Vice Chairman and Executive Vice President — Corporate Client Group
Adena T. Friedman	33	Executive Vice President — Data Products
Steven Dean Furbush	44	Executive Vice President — Transaction Services
William R. Harts	46	Executive Vice President — Corporate Strategy
John L. Hilley	55	Executive Vice President and Chairman and Chief Executive Officer of Nasdaq International
John L. Jacobs	44	Executive Vice President of Nasdaq Financial Products and Worldwide Marketing
Edward S. Knight	52	Executive Vice President and General Counsel
Steven J. Randich	40	Executive Vice President Operations & Technology and Chief Information Officer
Denise B. Stires	40	Executive Vice President — Worldwide Marketing and Investor Services
David P. Warren	49	Executive Vice President — Chief Financial Officer

        Hardwick Simmons, a member of the Nasdaq Board, became Chairman of the Nasdaq Board in September 2001 and has been Chief Executive Officer ("CEO") of Nasdaq since February 2001. Prior to joining Nasdaq, Mr. Simmons served from May 1991 to December 2000 as President and CEO of Prudential Securities Incorporated, the investment and brokerage firm, and Prudential Securities Group Inc., the firm's holding company. Prior to joining Prudential Securities in 1991, Mr. Simmons was President of the Private Client Group at Shearson Lehman Brothers, Inc.

        Richard G. Ketchum, a member of the Nasdaq Board, was elected to the Nasdaq Board in September 2001 and has been President of Nasdaq since July 2000 and Deputy Chairman since December 2000. Mr. Ketchum is responsible for all aspects of Nasdaq's operations, including the development and formulation of market, regulatory, and legal policies, as well as international initiatives. Prior to his current position, Mr. Ketchum served as President of the NASD since 1998, Chief Operating Officer of the NASD since 1993 and Executive Vice President of the NASD since 1991.

        Alfred R. Berkeley III became Vice Chairman of Nasdaq in July 2000 and was President of Nasdaq from June 1996 to July 2000. Mr. Berkeley was a member of the Nasdaq Board from June 1996 to May 2001. Prior to joining Nasdaq, Mr. Berkeley served for five years as Managing Director and Senior Banker of the Corporate Finance Department of Alex. Brown & Sons Incorporated, a financial services firm.

        David Weild IV became Vice Chairman of Nasdaq in October 2001 and Executive Vice President of the Corporate Client Group of Nasdaq in March 2001. Prior to his current positions, Mr. Weild held various positions with Prudential Securities Incorporated, an investment and brokerage firm, including President of Prudential Securities.Com from 2000 to 2001, Managing Director and Head of High Technology Investment Banking from 1997 to 2000, Managing Director of Investment Banking and Head of Corporate Finance from 1995 to 1997, and Managing Director and Head of the Global Equity Transactions Group from 1990 to 1995.

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

        Steven Dean Furbush became Executive Vice President of Nasdaq Transaction Services in January 2001. Prior to his current position, Mr. Furbush was Senior Vice President of Nasdaq Transaction Services from October 2000 to January 2001, Managing Director of Nasdaq InterMarket from October 1999 to October 2000, and Chief Economist from June 1995 to October 1999.

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

        John L. Hilley became Executive Vice President of Nasdaq and Chairman and CEO of Nasdaq International in July 1999. Mr. Hilley joined the NASD as Executive Vice President for Strategic Development in February 1998. Prior to joining the NASD, Mr. Hilley served in the White House as senior advisor to President Clinton since February 1996. Mr. Hilley has also held a number of senior staff positions in the U.S. Senate.

        John L. Jacobs became Executive Vice President of Nasdaq Financial Products and Worldwide Marketing in July 2002 and oversees Nasdaq's Financial Products business and various marketing activities. Mr. Jacobs serves as CEO of Nasdaq Financial Products, Inc. and Chairman of Nasdaq Financial Product Services Ireland Limited. Prior to his current position, Mr. Jacobs served as Senior Vice President of Worldwide Marketing and Financial Products since January 26, 2000 and as Vice President of Investor Services and Worldwide Marketing since January 1997. Mr. Jacobs joined Nasdaq in 1983.

        Edward S. Knight became Executive Vice President and General Counsel in October 2000. Prior to his current position, Mr. Knight served as Executive Vice President and Chief Legal Officer of the NASD since July 1999. Prior to joining the NASD, Mr. Knight served as General Counsel of the U.S. Department of the Treasury from September 1994 to June 1999.

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

        David P. Warren became Executive Vice President and Chief Administrative Officer of Nasdaq in January 2001 and Chief Financial Officer ("CFO") in September 2001. Mr. Warren oversees finance, human resources, and all administrative services including real estate, property management and purchasing. Prior to his current position, Mr. Warren was CFO of the Long Island Power Authority

from January 1998 to December 2000, Deputy Treasurer of the State of Connecticut from March 1995 to January 1998 and a Vice President at CSFB, a financial services firm, from 1987 to 1995.

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

        Nasdaq's operating results may fluctuate significantly in the future as a result of a variety of factors, including: (i) a decrease in the trading volume in The Nasdaq Stock Market; (ii) increased competition from regional exchanges, ECNs, the ADF or other alternative trading systems that might reduce market share and create pricing pressure; (iii) competition from the NYSE or new competing exchanges for new listings; (iv) a reduction in market information revenue; (v) the rate at which The Nasdaq Stock Market obtains new listings and maintains its current listings; (vi) regulatory changes and compliance costs; (vii) Nasdaq's ability to utilize its capital effectively; (viii) Nasdaq's ability to manage personnel, overhead, and other expenses, in particular technology expenses; and (ix) general market and economic conditions.

Nasdaq's business could be harmed by market fluctuations and other risks associated with the securities industry generally.

        A substantial portion of Nasdaq's revenue is tied to the trading volume of its listed securities. Trading volume is directly affected by economic and political conditions, broad trends in business and finance, and changes in price levels of securities. A continuation of the weak economic conditions of the past several years or a worsening of the economy or the securities markets could result in a further decline in trading volume. Nasdaq is also particularly affected by declines in trading volume in technology-related securities because a significant portion of its customers trade in these types of securities and a large number of technology-related companies are listed on The Nasdaq Stock Market. A decline in trading volume would lower revenue from Transaction Services and Market Information Services, and Nasdaq's profitability may be adversely affected if it is unable to reduce costs at the same rate. A continuation of the current downturn in the initial public offering market is also likely to have an adverse effect on Nasdaq's revenue, including, in particular, revenue from listing fees. For example, in the year ended December 31, 2002, 51 IPOs were brought to market on The Nasdaq Stock Market compared to 63 in the year ended December 31, 2001. There also were 571 companies delisted during 2002.

Substantial listing competition could reduce Nasdaq's revenue.

        The Nasdaq Stock Market faces competition for listings from other primary exchanges, especially from the NYSE. In addition to competition for initial listings, The Nasdaq Stock Market also competes with the NYSE to maintain listings. In the past, a number of issuers listed on The Nasdaq Stock Market have left for the NYSE each year. The largest 50 Nasdaq-listed issuers (based on U.S. market value) accounted for approximately 50.9% of total dollar volume traded on The Nasdaq Stock Market for the year ended December 31, 2002. While the loss of one or more of these issuers would result in a decrease in revenue from Nasdaq's Corporate Client Group, such a loss would cause an even more significant reduction in revenue from Nasdaq's Transaction Services and Market Information Services. The reduction in initial listings or the loss of a top issuer could have an adverse effect on Nasdaq's business, financial condition, or operating results.

Competition by regional exchanges and the ADF may reduce Nasdaq's transactions, trade reporting and market information revenue and impact the ability of SuperMontage to increase Nasdaq's market share of transactions in Nasdaq-listed securities.

        Nasdaq has invested approximately $107 million in the design and implementation of its new trading system, SuperMontage, which was fully implemented on December 2, 2002. SuperMontage is intended to attract more orders and quotes to The Nasdaq Stock Market by providing a more comprehensive system that will increase competition and market transparency. SuperMontage has been launched into a competitive environment. Any decision by market participants to quote through regional exchanges or the ADF, as discussed below, could have a negative impact on Nasdaq's share of quotes and trades in securities listed on The Nasdaq Stock Market and may adversely affect Nasdaq's business, financial condition, and operating results.

        Nasdaq is currently facing increased competition from regional exchanges for quoting and trade reporting business, which affects Transaction Services and Market Information Services revenue. Island began reporting its trades to the Cincinnati Stock Exchange in February 2002, while another ECN, Archipelago, began quoting and reporting certain trades to the Archipelago Exchange, the equities arm of the Pacific Stock Exchange, in February 2003. Nasdaq has taken several steps in response, including discussions with UTP Plan exchanges about how they can continue to interact with SuperMontage (as the Chicago Stock Exchange does), adjusting our transactions pricing to be more competitive with ECNs that do not quote or report through Nasdaq, and working to make functionality of SuperMontage reflect the needs of ECNs that choose to remain in Nasdaq. These actions may not be sufficient to regain lost business or prevent other market participants from shifting some of their trade reporting to regional exchanges. Nasdaq may be required to take further action to remain competitive.

        As a condition for its approval of SuperMontage, the SEC required the NASD to provide NASD members with the ability to opt-out of SuperMontage by providing the ADF as an alternative quotation and trade reporting facility for NASD members. At least one ECN has been quoting through the ADF rather than through SuperMontage. The NASD recently reduced the fees it charges for the ADF. Nasdaq has requested that the SEC abrogate this new fee schedule as inconsistent with the Exchange Act, however, there can be no assurance that the SEC will respond favorably to Nasdaq's request. If additional market participants quote through the ADF, Nasdaq faces the risk of reduced market share in Transaction Services and Market Information Services revenue, which could adversely affect Nasdaq's business, financial condition and operating results.

Nasdaq's revenue would be adversely affected by ECNs that register as exchanges.

        The Pacific Stock Exchange has established the Archipelago Exchange as its equities trading facility. In addition, Island has applied to register as an exchange. Exchanges that are UTP Plan participants are entitled to a share of Tape Fees. A proliferation in the number of exchanges and UTP Plan participants could have an adverse impact on Nasdaq's Transaction Services and Market Information Services revenue if quoting, trading and trade reporting are fragmented across exchanges and marketplaces.

        In addition, new exchanges could adversely affect Nasdaq's revenue from listings. ECNs, unlike exchanges, historically have not provided listing venues. The Pacific Stock Exchange has announced that the Archipelago Exchange intends to begin competing for listings. If more ECNs become exchanges and are successful in attracting listings, there can be no assurances that Nasdaq will be able to maintain or increase its listing revenue. The reduction in initial listings or the loss of a top issuer could have an adverse effect on Nasdaq's business, financial condition and operating results. See "—Substantial listing competition could reduce Nasdaq's revenue."

Substantial competition could reduce The Nasdaq Stock Market's market share and harm Nasdaq's financial performance.

        It is possible that a competing securities exchange, network provider, or technology company could develop ways to replicate Nasdaq's network more efficiently than Nasdaq and persuade a critical mass of market participants to switch to a new network.

        If there is an increase in the number of market makers or ECNs that determine they do enough order routing traffic to justify setting up a proprietary network for their traffic, Nasdaq may be forced to alter its pricing structure or risk losing its share of the order routing or execution business. In addition, certain system providers link many market makers in The Nasdaq Stock Market. These systems may be able to increase the number of orders executed through their systems versus the Nasdaq systems. A reduction in Nasdaq's order routing or execution business could have an adverse effect on Nasdaq's business, financial condition and operating results.

        The traditional products and services offered by markets are being unbundled. Historically, Nasdaq has provided listings, execution services information services, and regulatory services to the investing public. Currently, there are many competitors operating in the execution services market. Nasdaq has not historically implemented pricing strategies that isolate its various businesses. Due to competition in the execution services business, as well as Nasdaq's past practice of bundling products and services, it is uncertain whether Nasdaq will be able to compete successfully in this business. Furthermore, Nasdaq faces multiple pricing constraints, including in particular, regulatory constraints that may prevent it from competing effectively in certain markets.

Nasdaq is subject to extensive regulation that may harm its ability to compete with less regulated entities.

        Under current federal securities laws, changes in Nasdaq's rules and operations, including its pricing structure, must be approved by the SEC. The SEC may approve, disapprove, or recommend changes to proposals submitted by Nasdaq. In addition, the SEC may delay the initiation of the public comment process or the approval process. This delay in approving changes, or the altering of any proposed change, could have an adverse effect on Nasdaq's business, financial condition and operating results. Nasdaq not only must compete with ECNs that are not subject to the SEC approval process, but Nasdaq must also compete with other exchanges that are subject to lower regulation and surveillance costs than Nasdaq. This self-regulation cost that Nasdaq is required to undertake contributes to the high quality regulation of its market that Nasdaq desires. However, with the fragmentation of trading that has occurred through SEC encouragement, fragmentation of regulation has followed, and there is a significant risk that the effectiveness of the regulation services that Nasdaq pays the NASD to provide will diminish due to this fragmentation. Additionally, there is a risk that trading will shift to exchanges that spend significantly less on regulation services. Nasdaq has raised both concerns -regulatory fragmentation and regulatory arbitrage—to the SEC in an attempt to ensure that the SEC does not permit competition to harm regulation. However, there can be no assurance that the SEC will act favorably regarding Nasdaq's arguments.

System limitations or failures or security breaches could harm Nasdaq's business.

        Nasdaq's business depends on the integrity and performance of the computer and communications systems supporting it. If Nasdaq's systems cannot be expanded to cope with increased demand or otherwise fail to perform, Nasdaq could experience unanticipated disruptions in service, slower response times and delays in the introduction of new products and services. These consequences could result in lower trading volumes, financial losses, decreased customer service and satisfaction, litigation or customer claims and regulatory sanctions. Nasdaq has experienced occasional systems failures and delays in the past and it could experience future systems failures and delays.

        Nasdaq uses internally developed systems to operate its business, including transaction processing systems to accommodate increased capacity. However, if The Nasdaq Stock Market's trading volume increases unexpectedly, Nasdaq will need to expand and upgrade its technology, transaction processing systems and network infrastructure. Nasdaq does not know whether it will be able to project accurately the rate, timing, or cost of any increases, or expand and upgrade its systems and infrastructure to accommodate any increases in a timely manner.

        Nasdaq's systems and operations also are vulnerable to damage or interruption from human error, natural disasters, power loss, sabotage or terrorism, computer viruses, intentional acts of vandalism, and similar events. Nasdaq has active and aggressive programs in place to identify and minimize its exposure to these vulnerabilities and works in collaboration with the technology industry to share corrective measures with Nasdaq's business partners. Nasdaq currently maintains multiple computer facilities that are designed to provide redundancy and back-up to reduce the risk of system disruptions, and has facilities in place that are expected to maintain service during a system disruption. Any system failure that causes an interruption in service or decreases the responsiveness of Nasdaq's service could impair its reputation, damage its brand name and negatively impact its revenue. Nasdaq also relies on a number of third parties for systems support. Any interruption in these third-party services or deterioration in the performance of these services could also be disruptive to Nasdaq's business and have a material adverse effect on its business, financial condition and operating results.

Nasdaq may not be able to keep up with rapid technological and other competitive changes affecting the structure of the securities markets.

        The markets in which Nasdaq competes are characterized by rapidly changing technology, evolving industry standards, frequent enhancements to existing services and products, the introduction of new services and products and changing customer demands. These market characteristics are heightened by the emerging nature of the Internet and the trend for companies from many industries to offer Internet-based products and services. In addition, the widespread adoption of new Internet, networking, or telecommunications technologies or other technological changes could require Nasdaq to incur substantial expenditures to modify or adapt its services or infrastructure. Nasdaq's future success will depend on its ability to respond to changing technologies on a timely and cost-effective basis. Nasdaq's operating results may be adversely affected if it cannot successfully develop, introduce, or market new services and products. In addition, any failure by Nasdaq to anticipate or respond adequately to changes in technology and customer preferences, or any significant delays in other product development efforts, could have a material adverse effect on Nasdaq's business, financial condition and operating results.

Nasdaq may have difficulty continuing prior levels of growth.

        For several years, Nasdaq experienced significant growth in its business and the number of its employees. This required Nasdaq to increase its investment in technology, management personnel, market regulatory services and facilities. Over the last three years, however, the securities industry and stock markets have faced adverse conditions. As a result, Nasdaq has not been able, and in the future may not be able, to continue prior levels growth. In addition, Nasdaq may have difficulty managing its business as it is forced to reduce its expenses to deal with contraction in its business. In an attempt to stimulate future growth, Nasdaq has undertaken several initiatives to increase its business, including enhancing existing products, developing new products and forming strategic relationships. The increased costs associated with these initiatives may not be offset by corresponding increases in its revenue. No assurance can be made that Nasdaq has made adequate allowances for the changes and risks associated with the weakened equities market, that its systems, procedures, or controls will be adequate to support its operations, or that its management will be able to offer and expand its services successfully, particularly if adverse market conditions continue. If Nasdaq is unable to manage its operations effectively, its business, financial condition and operating results could be adversely affected.

Nasdaq may need additional funds to support its business plan.

        Nasdaq depends on the availability of adequate capital to maintain and develop its business. Nasdaq believes that its current capital requirements will be met from internally generated funds and from the funds raised in connection with the Restructuring. However, based upon a variety of factors, including the market share of SuperMontage, reductions in fee levels caused by increased competition, the cost of service and technology upgrades and regulatory costs, Nasdaq's ability to fund its capital requirements may vary from those currently planned. There can be no assurance that additional capital will be available on a timely basis, or on favorable terms or at all.

        Nasdaq had total debt outstanding of approximately $441.0 million on December 31, 2002. This debt contains certain covenant provisions that are normally associated with debt financing. Failure to satisfy these covenants could cause the acceleration of principal and interest on all of the outstanding debt. In addition, as of the date of this report, Nasdaq had issued and outstanding 1,338,402 shares of Series A Preferred Stock, as a result of which Nasdaq is required to make regular dividend payments to the NASD. The dividends payable are calculated based on a dividend rate that is currently 7.6% and increases to 10.6% in all years commencing after March 2004.

Nasdaq may not be successful in executing its international strategy.

        Nasdaq has had only very limited experience in developing localized versions of its services and in marketing and operating its services internationally. To date, Nasdaq's international efforts have not yet achieved profitability and Nasdaq Japan ceased operations in 2002, resulting in Nasdaq taking an other than temporary impairment of its entire investment in Nasdaq Japan. See "Consolidated Financial Statements, Note 2."

        There can be no assurance that Nasdaq will be able to succeed in deploying its market model and brand in other international markets. Nasdaq may experience difficulty in managing its international operations because of, among other things, competitive conditions overseas, difficulties in supervising foreign operations, established domestic markets, language and cultural differences, political and economic instability, sustained weakness in European equities markets, and changes in regulatory requirements or the failure to obtain requested regulatory changes and approvals. Any of the above could have an adverse effect on the success of Nasdaq's international operations and, consequently, on Nasdaq's business, financial condition and operating results. See "Item 1. Business—Other Products and Markets—Nasdaq Europe S.A./N.V." and "—Nasdaq Japan."

Certain Congressional and SEC reviews could result in a reduction in data fees that could reduce Nasdaq's revenue.

        The SEC is reviewing concerns by industry members that the present levels of data fees do not properly reflect the costs associated with their collection, processing and distribution. The SEC currently is reviewing a report on the issues from its Advisory Committee on Market Information that was issued in September 2001 and comments on the report. Nasdaq has argued that there is significant value in the quality of data it provides to the investing community. Nasdaq also has argued that there are regulatory, market capacity, and other related costs of operating the market. A fee realignment that does not recognize the full value of the data and/or the market costs of creating and delivering high quality market data could reduce overall data revenue in the future and adversely affect Nasdaq's business, financial condition and operating results.

        Congress conducted hearings in 2000 and 2001 and introduced legislation in 2000 pertaining to whether stock exchanges and markets have a property right to quote and trade data. Since securities firms are required to supply the market operator with quote and trade information, some have argued that the operator has no right to be able to validate the data, consolidate the data with other market participant data and sell the data back to the securities firms. This issue may continue to be debated and the outcome could have a significant impact on the viability of Nasdaq's data revenue and, as a consequence, on its business, financial condition and operating results.

Failure to protect its intellectual property rights could harm Nasdaq's brand-building efforts and ability to compete effectively.

        To protect its rights to its intellectual property, Nasdaq relies on a combination of trademark laws, copyright laws, patent laws, trade secret protection, confidentiality agreements, and other contractual arrangements with its affiliates, clients, strategic partners, and others. The protective steps Nasdaq has taken may be inadequate to deter misappropriation of its proprietary information. Nasdaq may be unable to detect the unauthorized use of, or take appropriate steps to enforce, its intellectual property rights. Nasdaq has registered, or applied to register, its trademarks in the U.S. and in 40 foreign jurisdictions and has pending U.S. and foreign applications for other trademarks. Effective trademark, copyright, patent and trade secret protection may not be available in every country in which Nasdaq offers or intends to offer its services. Failure to protect its intellectual property adequately could harm its brand and affect its ability to compete effectively. Further, defending its intellectual property rights could result in the expenditure of significant financial and managerial resources, which could adversely affect Nasdaq's business, financial condition and operating results.

Failure to attract and retain key personnel may adversely affect Nasdaq's ability to conduct its business.

        Nasdaq's future success depends on the continued service and performance of its senior management and certain other key personnel. For example, Nasdaq is dependent on specialized systems personnel to operate, maintain and upgrade its systems. The inability of Nasdaq to retain key personnel or retain other qualified personnel could adversely affect Nasdaq's business, financial condition and operating results.

Nasdaq is subject to risks relating to litigation and potential securities laws liability.

        Many aspects of Nasdaq's business potentially involve substantial risks of liability. While Nasdaq enjoys immunity for self-regulatory organization activities, it could be exposed to liability under federal and state securities laws, other federal and state laws and court decisions, as well as rules and regulations promulgated by the SEC and other federal and state agencies. These risks include, among others, potential liability from disputes over the terms of a trade, or claims that a system failure or delay cost a customer money, that Nasdaq entered into an unauthorized transaction or that it provided materially false or misleading statements in connection with a securities transaction. As Nasdaq intends to defend any such litigation actively, significant legal expenses could be incurred. An adverse resolution of any future lawsuit or claim against Nasdaq could have an adverse effect on its business, financial condition and operating results.

Lack of operating history as for-profit entity and potential conflicts of interest with related parties.

        While Nasdaq has an established operating history, it has only operated as a for-profit company with private ownership interests since June 28, 2000. Therefore, Nasdaq is subject to the risks and uncertainties associated with any newly independent company. Until Exchange Registration, the NASD will retain voting control over Nasdaq. See "Item 1. Business—Nasdaq's History and Structure." In addition, four of the 20 members of the Nasdaq Board are currently members of the NASD Board. Until Exchange Registration, the NASD will be in a position to continue to control substantially all matters affecting Nasdaq, including any determination with respect to the direction and policies of Nasdaq, acquisition or disposition of assets, future issuances of securities of Nasdaq, Nasdaq's incurrence of debt and any dividend payable on the Common Stock.

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

        For purposes of governing their ongoing relationship, Nasdaq and the NASD, or their affiliates, have entered into various agreements involving the provision of services such as market surveillance and other regulatory functions, finance, technology infrastructure, legal and facilities sharing. Nasdaq has negotiated an agreement with the NASDR pursuant to which NASDR will regulate Nasdaq trading activity commencing upon the effectiveness of Exchange Registration. At the time the parties negotiated this agreement, the parties envisioned that the NASDR would continue regulating trading activity on Nasdaq under a long-term contract that establishes the various functions NASDR will perform and the price that Nasdaq will pay for these functions. The functions covered under this agreement, as negotiated, are substantially of the same type and scope as those NASDR performs under the Delegation Plan.

        In the future Nasdaq may determine that it is necessary to negotiate new contracts with the NASD or its affiliates, or to renegotiate existing contracts between the parties. Although it is the intention of the parties to negotiate agreements that provide for arm's length, fair market value pricing, there can be no assurance that these contemplated agreements, or the transactions provided in them, will be effected on terms as favorable to Nasdaq as could have been obtained from unaffiliated third parties. The cost to Nasdaq for such services could increase at a faster rate than its revenue and could adversely affect Nasdaq's business, financial condition and operating results. See "Item 13. Certain Relationships and Related Transactions."

The SEC may challenge or not approve Nasdaq's plan to become a national securities exchange or it may require changes in the manner Nasdaq conducts its business before granting this approval.

        The SEC may not approve Nasdaq's application for Exchange Registration or may require changes in Nasdaq's corporate governance structure and the way Nasdaq conducts its business before granting this approval. Failure to be so registered could adversely effect Nasdaq's competitive position and could have a material adverse effect on Nasdaq's business conditions and business prospects.

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

There currently is a limited trading market for the Common Stock.

        The Common Stock is traded in the over-the-counter market through the OTC Bulletin Board. The trading volume in the Common Stock has been relatively limited, with average daily trading volume from the start of trading on July 1, 2002 through December 31, 2002 of approximately 14,000 shares. A more active trading market for the Common Stock may not develop and such market as does develop on the OTC Bulletin Board may have limited liquidity and considerable volatility.

Item 2. Properties.

        The following is a description of Nasdaq's material properties as of December 31, 2002.

Location	Use	Size (approximate, in square feet)	Type of Possession
New York, New York	Location of MarketSite	26,000	Leased by Nasdaq
New York, New York	Nasdaq headquarters	83,000	Subleased from the NASD
New York, New York	General office space	24,000	Leased by Nasdaq
New York, New York	General office space	53,000	Leased by Nasdaq
Rockville, Maryland	General office space	78,000	Leased by Nasdaq
Trumbull, Connecticut	Location for Nasdaq's technology services, systems engineering and market operations	162,000	Owned by Nasdaq
Trumbull, Connecticut	General office space	169,000 (three locations)	Leased by Nasdaq
Washington, D.C.	General office space	15,000	Occupied pursuant to a shared facilities agreement with the NASD
Rockville, Maryland	Location of Nasdaq data center	99,000	Owned by Nasdaq

        In addition to the above, Nasdaq currently leases administrative, sales and disaster preparedness facilities in Chicago, Illinois; Menlo Park, California; Norwalk, Connecticut; Jersey City, New Jersey; London, England; Sao Paulo, Brazil; and Montreal, Canada. Nasdaq Europe leases administrative facilities in Brussels, Belgium and London, England. Nasdaq announced in January 2003 that it intends to maintain its headquarters at One Liberty Plaza, New York, New York and to vacate space that it had leased at 1500 Broadway in midtown Manhattan. Nasdaq is exploring its options for subleasing or disposing of the space at 1500 Broadway.

Item 3. Legal Proceedings.

        Nasdaq is not currently a party to any litigation that it believes could have a material adverse effect on its business, financial condition, or operating results. However, from time to time, Nasdaq has been threatened with, or named as a defendant, in lawsuits.

Item 4. Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of Nasdaq's stockholders during the fourth quarter of 2002.

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

        Market Information.    Nasdaq's Common Stock began trading on the OTC Bulletin Board on July 1, 2002 under the symbol "NDAQ" upon termination of certain contractual transfer restrictions contained in the private placements of Common Stock. No established public trading market existed for the Common Stock prior to July 2002.

        There currently is a limited trading market for the Common Stock. The following chart lists the high and low bid prices for shares of the Common Stock for the third and fourth quarters of 2002. These prices are between dealers and do not include retail markups, markdowns or other fee and commissions and may not represent actual transactions.

Quarter of 2002:	High	Low
Third Quarter	$13.75	$9.05
Fourth Quarter	$11.05	$7.00

        Holders.    As of March 26, 2003, Nasdaq had approximately 2,257 holders of record of its Common Stock.

        Dividends.    Nasdaq does not pay, and does not anticipate paying in the foreseeable future, any cash dividends on its common equity.

Item 6. Selected Consolidated Financial Data

        The following sets forth selected consolidated financial information on a historical basis for Nasdaq. The following information should be read in conjunction with the consolidated financial statements and notes thereto of Nasdaq included elsewhere in this Form 10-K.

Selected Consolidated Financial Data

	Year Ended December 31,
(in thousands, except share amounts)
	2002	2001	2000	1999	1998
Statements of Income Data:(1)
Total revenue	$799,217	$857,232	$832,711	$634,248	$450,823
Total expenses	720,081	796,101	636,043	499,736	397,165
Income before cumulative effect of change in accounting principle	43,128	40,463	124,396	86,149	34,955
Cumulative effect of change in accounting principle	—	—	(101,090)	—	—
Net income	43,128	40,463	23,306	86,149	34,955
Net income applicable to common stockholders	33,363	40,463	23,306	86,149	34,955
Weighted average common shares outstanding (2)	83,650,478	116,458,902	112,090,493	100,000,000	100,000,000
Basic and diluted earnings per share:
Before cumulative effect of change in accounting principle	$0.40	$0.35	$1.11	$0.86	$0.35
Cumulative effect of change in accounting principle	—	—	(0.90)	—	—

Net income	$0.40	$0.35	$0.21	$0.86	$0.35

	As of December 31,
	2002	2001	2000	1999	1998
Balance Sheet Data:(1)(3)
Cash and cash equivalents	$204,271	$293,731	$262,257	$10,598	$2,754
Total assets	1,175,914	1,326,251	1,164,399	578,254	403,745
Total long-term liabilities	616,063	507,563	221,464	78,965	41,248
Total stockholders' equity	270,872	518,388	645,159	352,012	266,255

(1)
Certain amounts in the prior years have been reclassified to conform with the 2002 presentation.

(2)
Gives effect to the June 28, 2000, 49,999-for-one stock dividend of the shares of Common Stock for years ended 1998-2000.

(3)
Balance sheet data for 1998-1999 has not been restated for the Change in Accounting Principle, which was adopted as of January 1, 2000.

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

Overview

        Nasdaq operates The Nasdaq Stock Market, the world's largest electronic screen-based equity securities market and the world's largest equity securities market based on share volume. Nasdaq operates in one segment as defined in Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information". Nasdaq's principal business products are price discovery and trading services, the sale of related data and information, and listing securities of issuers. The majority of this business is transacted with companies listed on The Nasdaq Stock Market, market data vendors, and firms in the broker-dealer industry within the U.S.

        Nasdaq provides products and services in the following three principal categories:

  •
  Transaction services include collecting, processing, and disseminating price quotes of Nasdaq-listed securities, the routing and execution of buy and sell orders for Nasdaq-listed securities, and transaction reporting services;

  •
  Market information services provide varying levels of quote and trade information to data vendors, who in turn sell the information to the public; and

  •
  Corporate Client Group provides customer services and information products to Nasdaq-listed companies and is responsible for obtaining new listings on The Nasdaq Stock Market.

        On March 8, 2002, Nasdaq completed the Repurchase by purchasing 33,768,895 shares of Nasdaq's Common Stock owned by the NASD, which represented all of the remaining outstanding shares of Common Stock owned by the NASD, except for the 43,225,976 shares of Common Stock underlying the warrants issued by the NASD as part of the Restructuring. Nasdaq purchased the Common Stock for approximately $305.2 million in aggregate cash consideration, 1,338,402 shares of Nasdaq's Series A Cumulative Preferred Stock (face and liquidation value of $100 per share, plus any accumulated unpaid dividends), and one share of Nasdaq's Series B Preferred Stock (face and liquidation value of $1.00 per share). The Repurchase furthered Nasdaq's goal of separating itself from the NASD. As a result of the Repurchase, the NASD owns approximately 55.2% of the outstanding Common Stock on a non-diluted basis and 0.0% of the Common Stock on a diluted basis (assuming the full exercise of all warrants purchased in Phase I and II of the Restructuring). In addition, the NASD owns all of the outstanding shares of Series A Preferred Stock and the one share of Series B Preferred Stock. The Series B Preferred Stock is structured to ensure that the NASD will retain voting control over Nasdaq until Exchange Registration is achieved.

Business Environment

        Economic conditions in the U.S. improved only slightly during 2002 as growth remained sluggish in the face of growing unemployment and further eroding consumer confidence. The failure of the economy to fully bounce back from the economic downturn in 2001, as well as a number of high-profile corporate scandals increased investor uncertainty throughout 2002. This uncertainty had a negative effect on the performance of the U.S. equity markets, as evidenced by declines in all the major U.S. stock indices. During 2002, the Nasdaq Composite Index fell approximately 32%, the S&P 500 fell approximately 23%, the Dow Jones Industrial Average fell approximately 17% and the Wilshire 5000 fell approximately 22%.

        Market declines adversely affected both investors and the securities industry, and interest in equities remained much lower than the levels reached in 1999 and 2000. Decreased market activity continued to reduce demand for a variety of Nasdaq market services related to trading, system access and market information. Online trading, which declined significantly in 2001, has yet to rebound in a way that would reverse the contraction and staff reductions widely occurring in the securities industry. Average daily share volume in 2002 was approximately the same as in 2001. Although average daily reported share volume was down almost 8% in 2002 compared to 2001, some of this decline in reported share volume can be accounted for by a technical change in trade reporting by institutional broker-dealers that occurred during 2002. The change involved some market participants charging clients an explicit commission (as opposed to the traditional net price) and this change results in lower reported share volume. However, underlying trading activity is unaffected by this situation; therefore the change to agency trade reporting does not have a correspondingly large impact on Nasdaq's revenue. Average daily dollar volume declined more than 34% during 2002 due to the substantial drop in average stock prices compounded by the smaller reduction in share volume.

        Weak economic conditions and lower stock prices also limited the ability of companies to raise money in the equity markets. New issues on all U.S. markets were well off the pace set in previous years, although roughly in line with 2001, which was also a weak year for new listings. Particularly affected were companies in the technology and growth fields, a high percentage of which historically have listed on The Nasdaq Stock Market. In 2002, there were only 51 IPOs on The Nasdaq Stock Market compared to 63 in 2001 and 397 in 2000. This reduction in IPOs limited Nasdaq's opportunities to expand listing revenue and had a spillover effect on transaction and market information services revenue. The market declines also produced a large number of delistings; 571 companies delisted from The Nasdaq Stock Market for a variety of reasons in 2002. This was an improvement from the 770 delistings in 2001. Approximately 82% of the delistings in 2002 were related to the failure to meet The Nasdaq Stock Market's listing standards or merger and acquisition activity, 8% delisted as a result of switches to a competing market and the remaining 10% ceased being listed for other reasons.

        Overview of First Half of 2002.    Trading activity was generally stable throughout the first six months of 2002, but considerably lower than in the comparable period of 2001. Average daily share volume in the first quarter of 2002 averaged 1.82 billion shares compared to 2.14 billion shares in the first quarter of 2001, a drop of approximately 15%. Average daily share volume in the second quarter of 2002 averaged 1.83 billion shares compared to 1.95 billion in the second quarter of 2001, a loss of roughly 6%. The number of trades also declined by 17% and 5% in the first and second quarters of 2002 as compared to the first and second quarter of 2001. Decreases in share and trade volume led to decreases in transaction services revenue. Market information services revenue was adversely impacted by this drop in daily trading activity and by the overall market decline, as demand for professional and non-professional market information services declined. The slowing economy also led to an increase in delistings and decreases in the number of both IPOs and listed companies issuing additional shares. However, reported revenue associated with Corporate Client Group activities increased during the first half of 2002 mainly due to the introduction in January 2002 of a revised fee structure for annual renewal fees. Total new issues of companies listed on The Nasdaq Stock Market, including IPOs, were 60 in the first half of 2002 compared to 69 during the same period of 2001.

        Overview of Third Quarter of 2002.    Although average daily share and trading volumes historically have been weakest in the third quarter, in 2002, third quarter volume rose almost 6% to 1.72 billion shares per day in the third quarter of 2002 from 1.63 billion shares per day during the same period in 2001. This increase was driven in part by a dramatic increase in trade volume in one security listed on The Nasdaq National Market that was subsequently delisted in the third quarter of 2002. Revenue from Transaction Services and the Corporate Client Group, as well as total revenue, were up slightly in the third quarter of 2002 compared to levels in the third quarter of 2001. New listings remained well below historic levels during the third quarter of 2002. There were only 23 new listings of companies on The Nasdaq Stock Market during the quarter, down from 32 in the same period of 2001. This included six IPOs, five less than in the comparable period in 2001.

        Overview of Fourth Quarter of 2002.    Trading activity was lightest during the fourth quarter of 2002 due to concerns about the economic recovery and the geo-political environment. Average daily share volume in this period fell approximately 12% to 1.64 billion shares compared to 1.86 billion shares in the fourth quarter of 2001, a period that included a substantial increase in trading activity in the wake of September 11, 2001. This impacted most of Nasdaq's major business lines, as total revenues decreased in the fourth quarter of 2002 compared to the same period in 2001. Corporate Client Group did post an increase in revenue in the fourth quarter compared to the same period in 2001 primarily due to the introduction in January 2002 of a revised fee structure for annual renewal fees. There were 38 new listings including 16 new IPOs in the fourth quarter of 2002. While the new listing figures are down slightly compared to the fourth quarter of 2001, the figures reflect a solid increase over new listings in the third quarter of 2002.

        2003 Outlook.    Nasdaq continues to face economic and competitive challenges. In January and February 2003, trading volume was down slightly from the fourth quarter of 2002. Daily share volume in January and February averaged 1.55 billion and 1.31 billion shares, respectively. Trading activity also has been affected by concern among investors about the markets and the economy as a whole and it is possible that volume will remain flat until traders and the investing public are more certain about the economic condition of the U.S. and the outcome of the war in Iraq. There is also a threat of some competitive attrition of Nasdaq's principal business lines as some ECNs, which have traditionally relied on Nasdaq's execution and reporting systems, have aligned themselves with regional exchanges, or with the ADF, or are seeking to establish themselves as national securities exchanges. All these moves will increase competition with Nasdaq for trade reporting, Tape Fees, and possibly even listings business. Any decision by other market participants to quote through regional exchanges or the ADF could have a negative impact on Nasdaq's share of quotes and trades in securities listed on The Nasdaq Stock Market.

        Nasdaq successfully completed the roll out of its new order routing and execution system, SuperMontage, on December 2, 2002. SuperMontage is intended to attract more orders and quotes to The Nasdaq Stock Market by providing a comprehensive display of interest at the inside market and four other price levels away, thus increasing competition and market transparency. While the data on SuperMontage is still preliminary, initial results from January and February 2003 indicate that SuperMontage is helping to stabilize the share of transactions executed over Nasdaq systems which had been declining. Nasdaq is currently reviewing changes to the SuperMontage system to increase usage of the new system by market participants. For example, in early February 2003, Nasdaq began allowing order entry firms to enter certain limit orders into SuperMontage. Nasdaq's goal is to build market share growth in 2003 by encouraging user acceptance of SuperMontage, and Nasdaq will continue to use competitive pricing to bring more order flow to SuperMontage.

        Nasdaq is in the process of implementing changes to its listing standards and process for delisting due, in part, to the substantial decline in stock prices of many companies listed on The Nasdaq Stock Market that continue to meet many of Nasdaq's listing standards, but no longer satisfy the minimum bid price requirements. These changes are discussed in "Item 1. Business—Products and Services—Corporate Client Group." Nasdaq anticipates that these new rules will result in more listed companies transferring from one tier of The Nasdaq Stock Market to the other than has occurred in previous years.

        It is difficult at this time to determine when the economy and market conditions will begin a sustained improvement. A rise in investor confidence could result in a corresponding increase in demand for transaction services and data products. Trading activity could see an additional boost as investors returning to the market benefit from SuperMontage, which provides a faster more efficient system offering more liquidity and order protection than ever before on The Nasdaq Stock Market. Any sustained rebound in the equity markets may provide Nasdaq with greater opportunities for new listings and secondary offerings. However, if weak domestic and international economic conditions continue or worsen in the face of global conflicts and instability, Nasdaq's business, financial condition, and results of operations may be materially adversely impacted.

Change in Accounting Principle

        On August 17, 2001, Nasdaq concluded discussions with the SEC with respect to the implementation in its financial statements of Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which became effective for SEC reporting companies in the fourth quarter of 2000. Nasdaq became a SEC public reporting company on June 29, 2001, the effective date of its Registration Statement on Form 10. As a result of the discussions with the SEC, Nasdaq changed its method of accounting for revenue recognition for certain components of its Corporate Client Group revenue (the "Change in Accounting Principle").

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

        As a result of the adoption of SAB 101, Nasdaq recognized a one-time cumulative effect of a change in accounting principle in the first quarter of 2000. This cumulative effect of a change in accounting principle decreased net income for the year ended December 31, 2000 by $101.1 million ($0.90 per share), resulting in net income of $23.3 million ($0.21 per share). The adjustment to December 31, 2000 net income for the cumulative change to prior years' results consists of the following:

(in millions)
Deferred initial listing fees	$108.5
Deferred LAS fees	60.6

Total deferred fees	169.1
Deferred income tax benefit	(68.0)

Cumulative effect of change in accounting principle	$101.1

        As a result of the change in accounting principle, for the year ended December 31, 2000, revenue decreased $35.5 million and pro forma net income, excluding the cumulative change in accounting principle, decreased $20.8 million ($0.19 per share).

        For the years ended December 31, 2002, 2001 and 2000, Nasdaq recognized $31.6 million, $44.9 million, and $55.7 million in revenue, respectively, that was included in the cumulative effect adjustment as of January 1, 2000. This revenue contributed $19.2 million (after income taxes of $12.4 million), $27.3 million (after income taxes of $17.6 million), and $33.3 million (after income taxes of $22.4 million), to net income for the years ended December 31, 2002, 2001 and 2000, respectively.

        Revenue which is deferred in accordance with SAB 101 as of December 31, 2002 and 2001 is discussed further in the "Consolidated Financial Statements, Note 4".

Results of Operations

        Financial Overview.    Nasdaq's financial position can vary due to a number of factors discussed throughout this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in "Item 1. Business—Risk Factors." The following table sets forth an overview of Nasdaq's financial results:

	Year Ended December 31,
(in millions, except per share amounts and percentages)
	2002	2001	2000
Total revenue	$799.2	$857.2	$832.7
Total expenses	720.1	796.1	636.0
Net income before taxes	84.2	78.8	214.9
Cumulative effect of change in accounting principle	—	—	(101.1)
Net income	43.1	40.5	23.3
Net income applicable to common stockholders	33.4	40.5	23.3
Basic and diluted earnings per share before cumulative effect of change in accounting principle	0.40	0.35	1.11
Basic and diluted earnings per share	0.40	0.35	0.21
Return on average common equity	10.2%	7.0%	4.7%
EBITDA(1)	177.0	154.5	262.3

(1)
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

Revenue

        The following table sets forth total revenue:

	Year ended December 31,
(in millions)
	2002	2001	2000
Transaction Services	$380.7	$412.1	$398.5
Market Information Services	202.4	243.9	261.7
Corporate Client Group	176.7	156.1	149.3
Other	39.4	45.1	23.2

Total Revenue	$799.2	$857.2	$832.7

Transaction Services

        The following table sets forth the revenue from Transaction Services:

	Year ended December 31,
(in millions)
	2002	2001	2000
Access Services	$140.8	$165.5	$128.2
Execution Services	157.5	154.4	164.4
Trade Reporting	78.6	87.3	100.0
Other Transaction Services Revenue	3.8	4.9	5.9

Total Transaction Services Revenue	$380.7	$412.1	$398.5

        For the Years Ended December 31, 2002 and 2001.    Transaction Services revenue was $380.7 million in 2002 compared with $412.1 million in 2001, a decrease of $31.4 million or 7.6%.

        Access Services revenue was $140.8 million in 2002 compared with $165.5 million in 2001, a decrease of $24.7 million or 14.9%. This decrease was primarily due to cost saving initiatives among Nasdaq's market participants and the consolidation of major trading firms, which resulted in fewer subscriber log-ons to Nasdaq systems. Access Services revenue is derived from Nasdaq Workstation II and Application Programming Interface, CTCI, Nasdaq Tools and the Nasdaq Workstation Weblink system (Weblink).

        The Nasdaq Workstation II, along with Application Programming Interface, is the trader's direct connection to Nasdaq's quote and trade execution facilities, providing access to quotation services, automated trade executions, real-time reporting, trade negotiations and clearing. These access devices provided revenue of $118.4 million in 2002 compared with $142.9 million in 2001, a decrease of $24.5 million or 17.1%. This decrease was primarily due to a decrease in the number of trader log-ons, reflecting the downturn in the market environment and market participant's consolidations. Nasdaq Workstation II fees are charged monthly based upon the number of authorized log-on identifications.

        Nasdaq provides CTCI for users to report trades, enter orders into SuperMontage and receive execution messages. CTCI links market participants' automated systems to Nasdaq. This interface has recently been upgraded to a new protocol and delivers increased line speeds. CTCI provided revenues of $17.1 million in 2002 compared with $15.5 million in 2001, an increase of $1.6 million or 10.3%. New fees associated with the upgraded interface and an increase in customers were primarily responsible for the increase in revenue. Users are charged a monthly fee based upon the bandwidth of the line.

        Also included in Access Services revenue is Nasdaq Tools and Weblink, which totaled $3.8 million and $1.5 million, respectively for 2002 and $6.6 million and $0.5 million, respectively for 2001. Prior to April 1, 2002, Weblink revenue was disclosed as Other Transaction Services revenue and prior to July 31, 2002, revenue from Nasdaq Tools was disclosed as Other revenue. Prior periods amounts have been reclassified to conform to the current period presentation of revenue for Access Services, Other Transaction Services revenue and Other revenue.

        Execution Services revenue totaled $157.5 million in 2002 compared with $154.4 million in 2001, an increase of $3.1 million or 2.0% primarily due to revised pricing for SuperSoes, including the introduction of a new, incremental fee associated with quote updates in Nasdaq quotation systems offset by lower overall share volume and market share in 2002 compared to 2001. Execution Services revenue is primarily derived from SuperMontage, SuperSoes, SelectNet, SOES, Quote Update, ACES and CAES.

        In the fourth quarter of 2002, Nasdaq fully implemented SuperMontage, a new trading system designed to refine how market participants can access, process, display, and integrate orders and quotes in The Nasdaq Stock Market. SuperMontage is intended to attract more orders to The Nasdaq Stock Market, thereby increasing competition and market transparency. SuperMontage replaced SuperSoes as the transaction system for automatic execution of buy and sell orders as well as SelectNet, which functioned as an automated Nasdaq service to facilitate order executions by linking all market participants that trade Nasdaq-listed securities. (See discussion of SuperSoes and SelectNet below.) SuperMontage revenue was $11.0 million in 2002.

        As discussed above, SuperSoes was Nasdaq's primary execution system prior to the implementation of SuperMontage. SuperSoes was fully implemented on July 30, 2001. SuperSoes combined features of the existing SelectNet and SOES execution systems and was only available for securities listed on The Nasdaq National Market tier of The Nasdaq Stock Market. SuperSoes replaced SelectNet mandatory execution requirements and SOES. (See discussion of SelectNet and SOES below.) SuperSoes had resulted in the migration of significant transaction volume, and its corresponding revenue, from SelectNet and SOES to SuperSoes. On February 1, 2002 Nasdaq introduced a fee charged to market participants for updating quotes on The Nasdaq Stock Market. This quote update fee, which contributed $18.4 million in revenue in 2002, was eliminated on February 1, 2003. SuperSoes revenue and quote update fees were $109.7 million in 2002 compared with $32.3 million in 2001, an increase of $77.4 million mainly due to SuperSoes being utilized as the primary execution system for nine months in 2002 compared with five months in 2001. Nasdaq retired the SuperSoes system in December 2002.

        The SelectNet execution system provided revenue of $28.7 million in 2002 compared with $87.1 million in 2001, a decrease of $58.4 million or 67.0%. As discussed above, SelectNet functioned as an automated Nasdaq service to facilitate order execution by linking all market participants that traded Nasdaq-listed securities. Prior to the implementation of SuperSoes on July 30, 2001, SelectNet was the primary system that market makers used to trade with one another. During 2002, SelectNet served primarily as a means for participants to reach ECN quotes on The Nasdaq Stock Market and was also a tool for market participants seeking to negotiate trades with particular counter-parties to broadcast such an order to all market makers. The decrease in revenue for SelectNet was primarily due to a decrease in trade volume related to the introduction of SuperSoes and ECNs increased buildout of direct links to customers. SelectNet fees were charged on a per transaction basis. Nasdaq retired the SelectNet system in December 2002.

        During 2001, SOES provided revenue of $26.1 million. Due to the migration to SuperSoes, revenue from SOES decreased and accounted for less than 1% of revenue in 2002. Nasdaq retired the SOES system in December 2002.

        Also included in Execution Services revenue is revenue from ACES, CAES and Primex. ACES and CAES revenues totaled $7.7 million in 2002 compared with $8.9 million in 2001, a decrease of $1.2 million or 13.5% primarily due to a price decrease for the ACES product that was in affect for 12 months in 2002 compared with four months in 2001. Primex revenue totaled $0.4 million in 2002. Nasdaq began charging fees for Primex on August 1, 2002. ACES is an order routing tool which routes orders directly between market participants. CAES is an automatic and order delivery execution system for NYSE and Amex-listed securities. Prior to April 1, 2002, ACES and CAES revenue was disclosed as Other Transaction Services revenue. As such, prior period amounts have been reclassified to conform to the current period presentation of ACES and CAES revenues.

        Trade Reporting revenue totaled $78.6 million in 2002 compared with $87.3 million in 2001, a decrease of $8.7 million or 10.0%. This decrease was primarily due to a decline in overall share and trade volume and the reporting of trades to regional exchanges and the ADF. Revenue from Trade Reporting which is derived from ACT, an automated service that provides the post-execution steps of price reporting, volume comparison, clearing of pre-negotiated trades, and risk management services. ACT fees are primarily charged on a per transaction basis.

        For the Years Ended December 31, 2001 and 2000.    Transaction Service revenue was $412.1 million in 2001 compared with $398.5 million in 2000, an increase of $13.6 million or 3.4%.

        Access Services revenue was $165.5 million in 2001 compared with $128.2 million in 2000, an increase of $37.3 million or 29.1% primarily due to increased revenue from the Nasdaq Workstation II and CTCI.

        The Nasdaq Workstation II, along with Application Programming Interfaces, provided revenue of $142.9 million in 2001 compared with $118.2 million in 2000, an increase of $24.7 million or 20.9% primarily due to higher fees used to expand network capacity.

        CTCI provided revenue of $15.5 million in 2001 compared with $3.2 million in 2000, an increase of $12.3 million due to an increase in fees associated with an upgraded interface and the direct billing by

Nasdaq for CTCI services. Prior to December 2000, the majority of fees for CTCI services were charged by WorldCom, the system provider, rather than by Nasdaq.

        Also included in Access Services revenue is Nasdaq Tools and Nasdaq Workstation Weblink. Nasdaq Tools revenue totaled $6.6 million in 2001 compared with $6.8 million in 2000, a decrease of $0.2 million or 2.9%. Weblink was introduced in 2001 and provided revenue of $0.5 million in 2001. Prior to April 1, 2002, Weblink revenue was disclosed as Other Transaction Services revenue and prior to July 31, 2002, revenue from Nasdaq Tools was disclosed as Other revenue. Prior periods amounts have been reclassed to conform to the current period presentation of revenue for Access Services, Other Transaction Services revenue and Other revenue.

        Execution Services revenue totaled $154.4 million in 2001 compared with $164.4 million in 2000, a decrease of $10.0 million or 6.1%. The decrease was primarily due to a decline in market share for ACES related revenue, a price decrease for the ACES product and a decline in demand for securities listed on The Nasdaq SmallCap Market. In addition, there was a decrease in SelectNet and SOES revenue, however, this decrease was effectively offset by an increase in SuperSoes revenue. SuperSoes which was the primary execution system in 2001 for transactions on The Nasdaq National market was fully implemented on July 30, 2001 and combined features of the SelectNet and SOES execution systems. SuperSoes provided revenue of $32.3 million in 2001.

        SelectNet revenue was $87.1 million in 2001 compared with $113.5 million in 2000, a decrease of $26.4 million or 23.3%. This decrease was primarily due to a decrease in trade volume related to the introduction of SuperSoes on July 30, 2001, which reduced the number of trades directed to SelectNet. Revenues from SelectNet also decreased as a result of the introduction of a new fee schedule for SelectNet in the third quarter of 2001. While Nasdaq revised the SelectNet fee schedule on October 1, 2001 to mitigate the negative effect of the prior fee schedule, the migration of trading to SuperSoes caused revenue from SelectNet to continue to decline in the fourth quarter. With the implementation of SuperSoes, SelectNet was primarily a tool used by market makers to negotiate trades.

        SOES, a system providing for the automatic execution of small orders, provided revenue of $26.1 million in 2001 compared with $32.2 million in 2000, a decrease of $6.1 million or 18.9% primarily due to the migration of SOES trading activity into the new SuperSoes system for securities listed on The Nasdaq National Market.

        Also included in Execution Services revenue is revenue from ACES and CAES, which totaled $8.9 million in 2001 compared with $18.7 million in 2000, a decrease of $9.8 million or 52.4% primarily due to a decline in market share for ACES related revenue, a price decrease for the ACES product and a decline in demand for securities listed on The Nasdaq SmallCap Market.

        Trade Reporting revenue totaled $87.3 million in 2001 compared with $100.0 million in 2000, a decrease of $12.7 million or 12.7%. The decrease was primarily due to various fee changes enacted subsequent to March 31, 2000. These changes included a cap in risk management fees, fee reductions on certain existing services, and a rule change that eliminated charges for certain transactions.

Market Information Services

        The following table sets forth the revenue from Market Information Services:

	Year Ended December 31,
(in millions)
	2002	2001	2000
Level 1 Service	$142.3	$161.8	$190.5
Nasdaq Quotation Dissemination Service ("NQDS")	37.5	43.4	47.3
Nasdaq InterMarket Tape, net of revenue sharing	38.6	32.5	21.9
Unlisted Trading Privileges ("UTP")	(18.3)	(4.7)	(4.2)
Nasdaq Data Tape Fee Revenue Sharing	(9.0)	—	—
Other Market Information Services Revenue	11.3	10.9	6.2

Total Market Information Services Revenue	$202.4	$243.9	$261.7

        For the Years Ended December 31, 2002 and 2001.    Market Information Services revenue was $202.4 million in 2002 compared to $243.9 million in 2001, a decrease of $41.5 million or 17.0%.

        Nasdaq's Level 1 service provides last trade and current inside quote information for securities listed on The Nasdaq Stock Market. Level 1 revenue totaled $142.3 million in 2002 compared with $161.8 million in 2001, a decrease of $19.5 million or 12.1%. The decrease was due to cost saving initiatives among Nasdaq's market participants and the consolidation of major trading firms causing a decrease in professional Level 1 subscriptions. Fees for professional users are based on monthly subscriptions to terminals or access lines. Also contributing to the decline was a decrease in non-professional subscriptions. Providers of Level 1 data to non-professional users have the option to offer this information through either a flat monthly rate or a per query charge. Prior to April 1, 2002, certain Level 1 subscriptions that were included in the bundled NQDS data product were disclosed as NQDS revenues. Prior period amounts have been reclassified to conform to the current period presentation of revenue for Level 1 and NQDS.

        NQDS provides subscribers with the best quote from each Nasdaq market participant. NQDS revenues totaled $37.5 million in 2002 compared with $43.4 million in 2001, a decrease of $5.9 million or 13.6% primarily due to cost saving initiatives among Nasdaq's market participants and the consolidation of major trading firms causing a decrease in professional NQDS subscriptions, partially offset by growth in non-professional subscriptions in the fourth quarter of 2002. NQDS revenue is derived from monthly subscriptions. Prior to April 1, 2002, certain Level 1 subscriptions that were included in the bundled NQDS data product were disclosed as NQDS revenue. Prior period amounts have been reclassified to conform to the current period presentation of revenue for Level 1 and NQDS.

        Nasdaq InterMarket Tape Fee revenues are derived from data revenue generated by the Consolidated Quotation Plan and the Consolidated Tape Association Plan (collectively, "CQ/CTA Plans"). The information collected under the CQ/CTA Plans is sold to data vendors, who in turn sell it to the public. Nasdaq's InterMarket tape revenue is directly related to both its percentage of trades in exchange listed securities that are reported through the CQ/CTA Plans and the size of the revenue sharing pool. Part of Nasdaq's CQ/CTA revenue sharing pool is shared with certain market participants that meet minimum revenue threshold requirements. The minimum threshold requirement was eliminated as of July 1, 2002. Nasdaq InterMarket Tape Fee revenues totaled $38.6 million in 2002 compared with $32.5 million in 2001, an increase of $6.1 million or 18.8%. The increase is primarily due to a revision of estimated payouts for revenue sharing. This increase was partially offset by cost saving initiatives among market participants and the consolidation of major trading firms causing a decrease in the size of CQ/CTA Tape Fee sharing pool. Nasdaq InterMarket Tape Fee revenue was also negatively impacted as a result of Island reporting the Nasdaq-100 exchange traded fund (the "QQQ") to the Cincinnati Stock Exchange beginning in the fourth quarter of 2002. However, partially offsetting this revenue reduction, Nasdaq receives licensing fees that are reported in Other revenue from regional exchanges that report QQQ trades.

        Nasdaq shared Tape Fees, i.e., revenue from the sale of tape data, for Nasdaq-listed securities in two manners. First, through the UTP Plan, Nasdaq shares revenue with regional exchanges that are members of the UTP Plan and that trade Nasdaq-listed securities. UTP Plan participants are paid based on the total shares and trades that they execute as a percentage of all shares and trades executed in securities listed on The Nasdaq Stock Market. Nasdaq Tape Fee revenue sharing with UTP Plan participants totaled $18.3 million in 2002 compared with $4.7 million in 2001, an increase of $13.6 million primarily due to the trade reporting activity from the Cincinnati Stock Exchange, which became an active UTP Plan participant at the end of the first quarter of 2002.

        Nasdaq also shared Tape Fee revenue with its market participants in a pilot program based on their share of trades and volume reported to Nasdaq. This revenue sharing plan was introduced in the first quarter of 2002. During 2002, Nasdaq shared $9.0 million in Tape Fee revenue with its market participants. The data revenue sharing program was part of a larger strategy to compete with UTP exchanges and provide proper incentive for Nasdaq members to continue to fully utilize Nasdaq's Transaction Services. Effective June 1, 2002, the SEC abrogated certain market participant Tape Fee sharing pilot programs, which resulted in an elimination of the Nasdaq member revenue sharing program for data covered under the UTP Plan. (See "Consolidated Financial Statements, Note 2" for further discussion.)

        Other Market Information Services revenue is primarily derived from Mutual Fund Quotation Service (MFQS) revenues. MFQS provides unit investment trusts, mutual funds and money markets funds with listing services and assists in the collection and dissemination of daily price and related data. Other Market Information Services revenue was $11.3 million in 2002 compared to $10.9 million in 2001, an increase of $0.4 million or 3.7%. The increase was primarily due to an increase in mutual fund listings in 2002 as compared to 2001 and the introduction of a revised fee structure in November 2002.

        For the Years Ended December 31, 2001 and 2000.    Market Information Services revenue was $243.9 million in 2001 compared with $261.7 million in 2000, a decrease of $17.8 million or 6.8%.

        Level 1 provided revenue of $161.8 million in 2001 compared with $190.5 million in 2000, a decrease of $28.7 million or 15.1%. The growth in on-line investing through December 31, 2000 increased the usage of these fee structures by on-line brokerage firms and other Internet services. However, the weaker economic and market conditions in 2001 caused a substantial reduction in Level 1 revenue due to a decrease in demand for both professional and non-professional per query service.

        NQDS revenues totaled $43.4 million in 2001 compared with $47.3 million in 2000, a decrease of $3.9 million or 8.2% primarily due to the introduction of the new reduced non-professional service fee. Although the number of NQDS subscribers increased in total, revenue decreased due to the number of subscribers eligible for the new reduced non-professional fee.

        Nasdaq InterMarket tape revenues totaled $32.5 million in 2001 compared with $21.9 million in 2000, an increase of $10.6 million or 48.4% primarily due to increased trading through Nasdaq in Amex-listed exchange traded funds, specifically the QQQ.

        Nasdaq revenue sharing with UTP Plan participants totaled $4.7 million in 2001 compared with $4.2 million in 2000, an increase of $0.5 million or 11.9% primarily due to the expiration of maximum revenue sharing provisions in the fourth quarter of 2001.

        Other Market Information Services revenue was $10.9 million in 2001 compared to $6.2 million in 2000, an increase of $4.7 million or 75.8%. The increase was primarily due to the introduction of unit investment trusts services (discussed in more detail above) in February 2001. A unit investment trust is an investment company that buys and holds a fixed portfolio of shares and holds those shares until the trust's termination date.

Corporate Client Group

        The following table sets forth the revenue from the Corporate Client Group as reported and on a billed basis:

	Year Ended December 31,
	2002		2001		2000
	Revenue		Revenue		Revenue
(in millions)	As Reported	Billed Basis	As Reported	Billed Basis	As Reported	Billed Basis
Annual Renewal fee	$102.8	$102.8	$83.1	$83.1	$81.1	$81.1
Listing additional shares ("LAS") fee	37.5	27.9	35.9	41.6	33.6	49.7
Initial listing fee	33.6	22.8	35.7	12.6	33.9	53.1
Other Corporate Client Group Revenue	2.8	2.8	1.4	1.5	0.7	0.7

Total Corporate Client Group Revenue	$176.7	$156.3	$156.1	$138.8	$149.3	$184.6

        For the Years Ended December 31, 2002 and 2001.    Corporate Client Group revenue was $176.7 million in 2002 compared to $156.1 million in 2001, an increase of $20.6 million or 13.2%.

        Corporate Client Group revenues are primarily derived from fees for annual renewal, LAS, and initial listings for companies listed on The Nasdaq Stock Market. Fees are generally calculated based upon total shares outstanding for the issuing company. These fees are initially deferred and amortized over the estimated periods for which the services are provided. Revenues from initial listings fees and LAS fees are amortized over six and four years, respectively, and annual fees are amortized on a pro-rata basis over the calendar year. The difference between the as reported revenue and the billed basis revenue is due to the amortization of fees in accordance with SAB 101 (See "Consolidated Financial Statements, Note 4" for further discussion).

        Annual renewal fee totaled $102.8 million in 2002 compared with $83.1 million in 2001, an increase of $19.7 million or 23.7%. This increase was primarily due to the introduction in January 2002 of a revised fee structure for annual renewal fees. LAS revenue totaled $37.5 million in 2002 compared with $35.9 million in 2001, an increase of $1.6 million or 4.5%. On a billed basis, LAS fees totaled $27.9 million in 2002 compared with $41.6 million in 2001, a decrease of $13.7 million or 32.9%. The decrease was primarily due to the number of secondary offerings decreasing from 168 in 2001 to 139 in 2002. Initial listing revenues totaled $33.6 million in 2002 compared with $35.7 million in 2001, a decrease of $2.1 million or 5.9%. On a billed basis, initial listing fees totaled $22.8 million in 2002 compared with $12.6 million in 2001, an increase of $10.2 million or 81.0%. The increase is primarily due to an increase in initial listing fees implemented in January 2002 which more than offset the decrease in the number of IPOs listing on The Nasdaq Stock Market. There were 121 new listings including 51 new IPOs in 2002 compared to 145 new listings including 63 new IPOs in 2001.

        For the Years Ended December 31, 2001 and 2000.    Corporate Client Group revenue was $156.1 million in 2001 compared to $149.3 million in 2000, an increase of $6.8 million or 4.6%.

        Annual renewal fee totaled $83.1 million in 2001 compared with $81.1 million in 2000, an increase of $2.0 million or 2.5%. LAS revenue totaled $35.9 million in 2001 compared with $33.6 million in 2000, an increase of $2.3 million or 6.8%. On a billed basis, LAS fees totaled $41.6 million in 2001 compared with $49.7 million in 2000, a decrease of $8.1 million or 16.3%. The decrease was primarily due to the number of secondary offerings, decreasing from 306 in 2000 to 168 in 2001. Initial listing revenues totaled $35.7 million in 2001 compared with $33.9 million in 2000, an increase of $1.8 million or 5.3%. On a billed basis, initial listing fees totaled $12.6 million in 2001 compared with $53.1 million in 2000, a decrease of $40.5 million or 76.3% primarily due to significantly reduced IPO activity and capital raising activity by current issuers in 2001. There were 145 new listings including 63 new IPOs in 2001 compared to 579 new listings including 397 new IPOs in 2000.

Other Revenue

        For the Years Ended December 31, 2002 and 2001.    Other revenue totaled $39.4 million in 2002 compared with $45.1 million in 2001, a decrease of $5.7 million or 12.6%. Other revenue primarily includes trademark and licensing revenues related to the QQQ and related products. Nasdaq earns revenues based on the licensing of the Nasdaq brand name for a variety of financial products in the U.S. and abroad. Among these products are the QQQ, options, futures, mutual funds and a variety of other products. The QQQ is a unit investment trust that holds shares of the top 100 U.S. and international non-financial stocks listed on The Nasdaq Stock Market that comprise the Nasdaq-100 Index. The decrease in Other revenue is partially attributable to a decrease in trademark license revenue related to the QQQ occurring outside the Nasdaq InterMarket. This decline in trademark revenue is effectively offset by the higher tape revenue received by Nasdaq InterMarket, which is reflected in Market Information Services, as a result of its increased market share. Other revenue was also impacted by a pre-tax charge of $1.0 million in the fourth quarter of 2002 attributable to the impairment of certain publicly-traded equity securities. The impairment charge was related to the decline in the fair value of Nasdaq's publicly-traded equity investments below their cost basis that was judged to be other-than-temporary.

        For the Years Ended December 31, 2001 and 2000.    Other revenue totaled $45.1 million in 2001 compared with $23.2 million in 2000, an increase of $21.9 million or 94.4% primarily due to increased trademark and licensing revenue related to the QQQ and related products and revenue from the Nasdaq MarketSite.

Direct Expenses

	Year ended December 31,
(in millions)
	2002	2001	2000
Compensation and benefits	$192.4	$183.4	$137.3
Marketing and advertising	27.1	28.0	45.9
Depreciation and amortization	97.9	93.4	65.6
Professional and contract services	71.4	76.0	61.5
Computer operations and data communications	147.3	174.9	138.2
Provision for bad debts	8.4	15.5	5.6
Occupancy	34.4	27.2	14.8
Nasdaq Japan impairment loss	15.2	—	—
Other	51.0	95.9	38.6

Total direct expenses	$645.1	$694.3	$507.5

        For the Years Ended December 31, 2002 and 2001.    Direct expenses were $645.1 million in 2002 compared to $694.3 million in 2001, a decrease of $49.2 million or 7.1%.

        Compensation and benefits expense was $192.4 million in 2002 compared with $183.4 million in 2001, an increase of $9.0 million or 4.9%. The increase was primarily due to increased headcount related to internal functions being handled by Nasdaq as a result of the separation from the NASD as was well as additional benefit obligations, partially offset by staff reductions. Compensation and benefits expense also included charges of $4.5 million in 2002 and $7.4 million in 2001 for severance and outplacement costs associated with staff reduction plans. The 2002 staff reductions eliminated 139 positions and the staff reduction in 2001 eliminated 137 positions. Compensation and benefits expense in 2002 also includes 12 months of compensation and benefits related to employees of Nasdaq Europe of $9.3 million compared to nine months of compensation and benefits expense of $5.3 million in 2001. Nasdaq Europe was purchased on March 27, 2001.

        Marketing and advertising expense was $27.1 million in 2002 compared with $28.0 million for 2001 a decrease of $0.9 million or 3.2%. The decrease reflects the carryover into the first quarter of 2001 of Nasdaq's fourth quarter 2000 advertising campaign, which included sponsorship of NFL-based programming shows on CBS television partially offset by higher marketing and advertising expenses related to Nasdaq's planned "Listed On Nasdaq" marketing campaign in 2002.

        Depreciation and amortization expense was $97.9 million in 2002 compared with $93.4 million in 2001, an increase of $4.5 million or 4.8% primarily due to capacity and technology infrastructure improvements required to support market activity and new initiatives. In addition, $2.8 million of additional depreciation and amortization expense was recognized in 2002 as compared to 2001 related to Nasdaq Europe, which was not consolidated until March 27, 2001.

        Professional and contract services expense was $71.4 million in 2002 compared to $76.0 million in 2001, a decrease of $4.6 million or 6.1% primarily due to less reliance on outside contractors, a decrease in development costs associated with SuperMontage, partially offset by increase in costs associated with Nasdaq's global expansion strategy.

        Computer operations and data communications expense was $147.3 million in 2002 compared with $174.9 million in 2001, a decrease of $27.6 million or 15.8%. This decrease was primarily due to a renegotiation of Nasdaq's contract with WorldCom that occurred during 2002. Also contributing to the decrease was lower costs associated with providing computer links to customers due to lower demand for such services as noted in the discussion of "Transaction Services—Access Service Revenue".

        The provision for bad debts was $8.4 million in 2002 compared with $15.5 million in 2001, a decrease of $7.1 million or 45.8% primarily due to the provision for a bankruptcy filing by a market data vendor recorded in the first quarter results of 2001. This is partially offset by an increase in inactive issuers with outstanding account balances resulting from the temporary suspension of certain listing requirements due to the events of September 11, 2001, the continuing erosion of market conditions and increased payment defaults.

        Occupancy expense was $34.4 million in 2002 compared with $27.2 million in 2001, an increase of $7.2 million or 26.5% primarily due to the direct payment of occupancy expenses to third party vendors previously recorded in support costs from related parties in 2001 as a result of the separation from the NASD.

        During the second quarter of 2002, Nasdaq has recognized an other-than-temporary impairment on its equity investment in Nasdaq Japan of $15.2 million. (See "Consolidated Financial Statements, Note 2" for further discussion.)

        The remaining direct expenses were $51.0 million in 2002 compared with $95.9 million in 2001, a decrease of $44.9 million or 46.8%. The decrease is due to a non-recurring real estate related costs of $21.5 million recorded during 2001 (See "Consolidated Financial Statements, Note 5" for further discussion). Also contributing to the decline were lower Nasdaq Japan losses recorded in Other direct expenses in 2002 compared with 2001 due to the other-than-temporary impairment charge on Nasdaq's equity investment in Nasdaq Japan of $15.2 million which was recorded in the "Nasdaq Japan impairment loss" line item on the Consolidated Statements of Income. Further contributing to the decline was a reduction in technology transition costs to $5.3 million in 2002 from $9.2 million in 2001. In conjunction with the separation from the NASD, Nasdaq had committed to fund $14.5 million of transitional support costs to Amex. In 2001, Nasdaq accrued $9.2 million for such costs. The remaining $5.3 million was recorded in the fourth quarter of 2002 fulfilling Nasdaq's commitment. Partially offsetting the decrease were higher NQLX losses of $9.0 million in 2002 as compared to $6.0 million in 2001.

        For the Years Ended December 31, 2001 and 2000.    Direct expenses were $694.3 million in 2001 compared with $507.5 million in 2000, an increase of $186.8 million or 36.8%.

        Compensation and benefits expense was $183.4 million in 2001 compared with $137.3 million in 2000, an increase of $46.1 million or 33.6%. The increase is due to a number of factors, including an increase of approximately $23.2 million in 2001 due to the transfer of positions from the NASD to Nasdaq associated with Nasdaq's restructuring towards an independent company. In addition to the above, Nasdaq recorded a $7.4 million charge associated with severance and outplacement costs in 2001. This was the result of the departure of certain senior managers and softening market conditions, which led Nasdaq to implement a staff reduction plan in June 2001 that eliminated 137 positions, or approximately 10% of the workforce at that time. In addition, direct expenses include $4.0 million of compensation and benefits related to employees of Nasdaq Europe from the date of acquisition by Nasdaq.

        Marketing and advertising expense was $28.0 million in 2001 compared with $45.9 million for 2000, a decrease of $17.9 million or 39.0% due to reduced spring and fall advertising campaigns.

        Depreciation and amortization expense was $93.4 million in 2001 compared with $65.6 million for 2000, an increase of $27.8 million or 42.4% primarily due to a higher overall asset base to support current initiatives, such as SuperMontage and Primex, and the implementation of decimal quoting and trading. Also contributing to the increase was $9.2 million in depreciation and amortization expense of Nasdaq Europe from the date of acquisition by Nasdaq.

        Professional and contract services expense was $76.0 million in 2001 compared with $61.5 million for 2000, an increase of $14.5 million or 23.6% primarily due to increased support for SuperMontage and Primex development, and future technology design planning, and costs associated with the Restructuring.

        Computer operations and data communications expense was $174.9 million in 2001 compared with $138.2 million for 2000, an increase of $36.7 million or 26.6%. Costs related to computer operations increased $4.5 million from the year ended December 31, 2000 to the year ended December 31, 2001 due to increases in maintenance and software licenses to support a higher asset base. Data communications costs increased $32.2 million due to increased charges for the upgraded bandwidth and processing speed and additional users that are proportional to the increase in Nasdaq Workstation II revenue as discussed above. Also contributing to the increase is $8.1 million of system operating costs of Nasdaq Europe from the date of acquisition by Nasdaq.

        Provision for bad debts was $15.5 million in 2001 compared with $5.6 million in 2000, an increase of $9.9 million. The increase is primarily due to an $8.4 million receivable write-off relating to the bankruptcy filing of a market data vendor in the first quarter of 2001. The remaining increase in provision for bad debts was proportional to the growth in Nasdaq's accounts receivable.

        Occupancy expense was $27.2 million in 2001 compared with $14.8 million in 2000, an increase of $12.4 million or 83.8% primarily due to Nasdaq's new corporate offices, located at One Liberty Plaza, New York, New York, new office space in Trumbull, Connecticut and the amortization of leasehold improvements to the Rockville, Maryland data center. These increased costs were slightly offset by a rent abatement granted to Nasdaq due to the closure of One Liberty Plaza following the events of September 11, 2001.

        The remaining direct expenses were $95.9 million in 2001 compared with $38.6 million in 2000, an increase of $57.3 million primarily due to a non-recurring real estate related costs of $21.5 million recorded during 2001 (See "Consolidated Financial Statements, Note 5", for further discussion), higher losses in 2001 from Nasdaq's equity investment in Nasdaq Japan and increased telephone, training and travel expenses. Also contributing to the increase were technology transition costs of $9.2 million that were accrued for under a commitment by Nasdaq to Amex to fund technology development costs associated with the separation of Amex from Nasdaq. See "Consolidated Financial Statements, Note 17" for a further explanation of Nasdaq's commitment under the agreement.

Support Costs

        Due to its historical relationship with the NASD, Nasdaq currently receives services from the NASD and NASDR, and provides services to the NASD and Amex. As such, these services are considered related party transactions. Specifically, for the years ended December 31, 2002, 2001 and 2000, the NASD has provided certain administrative, corporate and infrastructure services, including certain financial services, real estate, legal and human resource services. NASDR provides surveillance and other regulatory services for Nasdaq. These charges are composed primarily of the costs relating to technological investments for market surveillance as well as direct costs for enforcement and other regulation services. Nasdaq provides systems and technology support to Amex in the form of market data storage and dissemination, web development and hosting and customer relationship management application support. Nasdaq also provides security services to the NASD. During 2002, Nasdaq continued moving towards self-sufficiency and, with the exception of surveillance and regulatory services, it is anticipated that these related party transactions will continue to diminish. Support costs with related parties have been transacted at the cost of providing the service. See "Item 1. Business—Service, Regulatory, and Technology Contractual Relationship with the NASD, NASDR and Amex."

        For the Years Ended December 31, 2002 and 2001.    Support costs from related parties were $75.0 million in 2002 compared with $101.8 million in 2001, a decrease of $26.8 million or 26.3%. The decrease reflects Nasdaq's continued move towards less reliance upon support from the NASD and its affiliates. Surveillance and other regulatory charges from NASDR were $76.7 million in 2002 compared with $83.8 million in 2001, a decrease of $7.1 million or 8.5%. Support costs from the NASD were $5.1 million in 2002 compared with $32.1 million in 2001, a decrease of $27.0 million or 84.1%. In addition, the amount of Nasdaq costs charged to the Amex were $6.8 million in 2002 compared with $14.1 million in 2001, a decrease of $7.3 million or 51.8%. Amounts charged to related parties are netted against charges from related parties in the "Support costs from related parties, net" line item on the Consolidated Statements of Income.

        For the Years Ended December 31, 2001 and 2000.    Support costs from related parties were $101.8 million in 2001 compared with $128.5 million in 2000, a decrease of $26.7 million or 20.8%. Surveillance and other regulatory charges from NASDR were $83.8 million in 2001 compared with $79.8 million in 2000, an increase of $4.0 million or 5.0%. Support costs from the NASD were $32.1 million in 2001 compared with $53.6 million in 2000, a decrease of $21.5 million or 40.1%. In addition, contributing to the decrease was an increase in the amount of Nasdaq costs charged to the Amex which totaled $14.1 million in 2001 compared with $4.9 million in 2000, an increase of $9.2 million.

Income Taxes

        For the Years Ended December 31, 2002 and 2001.    Nasdaq's income tax provision was $41.0 million in 2002 compared with $38.3 million in 2001, an increase of $2.7 million or 7.0%. The effective tax rate was 48.8% for 2002 compared to 48.6% for 2001. The increase in the effective tax rate was primarily due to a reduction in the tax benefits related to tax preferred investments such as tax exempt interest and dividend received deductions offset by a reduction in foreign losses for which no tax benefit is taken.

        For the Years Ended December 31, 2001 and 2000.    Nasdaq's income tax provision was $38.3 million for the year ended December 31, 2001 compared with $90.5 million for the year ended December 31, 2000, a decrease of $52.2 million or 57.7%. The effective tax rate was 48.6% for the year ended December 31, 2001 compared to 42.1% for the year ended December 31, 2000. The increase in Nasdaq's effective tax rate was primarily due to its foreign losses for which no tax benefit is taken, offset by the recognition of permanent items for tax preferred investments such as tax-exempt interest and dividends received deductions.

Liquidity and Capital Resources

Cash Flows

        For the Years Ended December 31, 2002 and 2001.    Cash and cash equivalents and available-for-sale securities totaled $426.4 million as of December 31, 2002 compared with $521.8 million at December 31, 2001, a decrease of $95.4 million or 18.3%. Working capital (calculated as current assets, reduced for held-to-maturity investments classified as current assets, less current liabilities) was $382.9 million at December 31, 2002 compared with $520.2 million at December 31, 2001, a decrease of $137.3 million or 26.4%.

        Cash and cash equivalents were $204.3 million at December 31, 2002 compared with $293.7 million at December 31, 2001, a decrease of $89.4 million or 30.4% primarily due to cash used in investing activities of $102.5 million and cash used in financing activities of $144.1 million offset by cash provided by operating of $157.2 million.

        Operating activities provided net cash inflows of $157.2 million for the year ended December 31, 2002, primarily due to cash received from customers and related parties less cash paid to suppliers, employees and related parties.

        Net cash used in investing activities was $102.5 million for the year ended December 31, 2002, primarily due to purchase of $212.6 million of available-for-sale investments and capital expenditures of $85.4 million related to SuperMontage, investment in global initiatives of $21.8 million and general capacity increases offset by proceeds of $209.2 million from the redemption of available-for-sale investments.

        Cash used in financing activities was $144.1 million for the year ended December 31, 2002, primarily due to the payment of approximately $305.2 million to fund the repurchase of all remaining shares of Common Stock owned by the NASD, except for shares underlying warrants to purchase outstanding shares of Common Stock previously issued by the NASD, as discussed in the "Consolidated Financial Statements, Note 2", offset by an increase in debt of $152.4 million primarily due to a $150.0 million private debt offering in May 2002. These senior notes are due in 2007.

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

        For the Years Ended December 31, 2001 and 2000.    Cash and cash equivalents and available-for-sale securities totaled $521.8 million at December 31, 2001 compared with $494.3 million at December 31, 2000, an increase of $27.5 million or 5.6%. Working capital was $520.2 million at December 31, 2001 compared with $440.3 million at December 31, 2000 an increase of $79.9 million or 18.1%.

        Cash and cash equivalents totaled $293.7 million at December 31, 2001 compared with $262.3 million at December 31, 2000 an increase of $31.4 million or 12.0% primarily due to cash provided by operating activities of $62.6 million and cash provided by financing activities of $78.0 million, partially offset by cash used in investing activities of $109.2 million.

        Operating activities provided net cash inflows of $62.6 million for the year ended December 31, 2001, primarily due to cash received from customers less cash paid to suppliers, employees and related parties and income taxes paid.

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

        Cash provided by financing activities was approximately $78.0 million for the year ended December 31, 2001. On May 3, 2001, Nasdaq sold Subordinated Notes to Hellman & Friedman, yielding gross proceeds of approximately $240.0 million. Nasdaq used the proceeds to repurchase 18,461,538 shares of Common Stock from the NASD for $13.00 per share for an aggregate purchase price of approximately $240.0 million. During this period, Nasdaq also received net proceeds from Phase II of the Restructuring that equaled approximately $63.7 million and repaid approximately $28.6 million to the venture partners who participated in Nasdaq Europe Planning Company Limited. Nasdaq used a portion of the proceeds to repurchase additional shares from the NASD in 2002 and used the remaining proceeds from its financing activities to invest in new technology, implement and form strategic alliances, implement competitive pricing of its services, and build its brand through marketing programs.

Liquidity and Capital Adequacy

        Nasdaq's Treasury Department manages Nasdaq's capital structure, funding, liquidity, collateral, and relationships with bankers, investment advisors and creditors on a global basis. The Treasury Department works jointly with subsidiaries to manage internal and external borrowings.

        The Nasdaq Board has approved an investment policy for Nasdaq and its subsidiaries for internally and externally managed portfolios. The goal of the policy is to maintain adequate liquidity at all times and to fund current budgeted operating and capital requirements and to maximize return. All securities must meet credit ratings as established by the policy, and must be denominated in subsidiary specific currencies, with maturities up to 24 months, and an average life of not greater than 12 months. The policy prohibits debt interest in any contractor company where Nasdaq has a material contribution to the business of such company and debt interest in an entity that derives more that 25% of its gross revenue from the combined broker-dealer and/or investment advisory businesses of all of its subsidiaries and affiliates. This policy is reviewed annually, and regular reviews of investments and investment managers are also made.

        On August 29, 2002, Nasdaq entered into a $150.0 million unsecured revolving credit facility as amended, (the "Facility"). The Facility, which is syndicated to five banks, makes $150.0 million available to Nasdaq for a 364-day term. Nasdaq intends to use the Facility for general corporate purposes. At December 31, 2002, Nasdaq had not utilized the Facility, and the entire $150.0 million of the Facility was available. (See "Consolidated Financial Statements, Note 10" for further information.)

        During the first quarter of 2002, Nasdaq repurchased 33.8 million shares of Common Stock from the NASD. This reduction in outstanding shares has a direct impact on the earnings per share for 2002.

        Nasdaq has pledged certain investments as collateral for a $25.0 million loan to a financial institution. Collateral is limited to U.S. Government and Agency securities with a margined value of approximately $28.4 million, and is invested in accordance with the note agreement.

        The majority of liquidity for Nasdaq and its subsidiaries is raised by Nasdaq. Nasdaq lends necessary funds from time to time to its equity and consolidated subsidiaries to meet their working capital requirements.

Contractual Obligations and Contingent Commitments

        Nasdaq has contractual obligations to make future payments under long-term debt and long-term non-cancelable lease agreements and has contingent commitments under a variety of arrangements as discussed in the Notes to the Consolidated Financial Statements. The following table sets forth these contractual obligations as of December 31, 2002:

(in thousands)	2003	2004-2005	2006-2007	2008 and thereafter	Total
Long-term borrowings by contract maturity	$11,329	$14,689	$390,000	$25,000	$441,018
Minimum rental commitments under non-cancelable operating leases	17,742	40,264	39,752	193,189	290,947
Minimum rental commitments under capitalized leases	5,222	8,270	—	—	13,492

        In May 1997, Nasdaq entered into a $25.0 million note payable with a financial institution. Principal payments are scheduled to begin in 2007 and continue in equal monthly installments until maturity in 2012.

        On March 27, 2001, Nasdaq acquired 68.2% of Nasdaq Europe and accounted for this acquisition under the purchase method of accounting. As of December 31, 2002, Nasdaq owned approximately a 59.4% interest in Nasdaq Europe. Nasdaq Europe has $26.0 million of notes payable outstanding with third parties as of December 31, 2002. Principal payments are scheduled in 2003 and 2004. Nasdaq Europe also has $21.7 million of intercompany loans with Nasdaq outstanding as of December 31, 2002. Nasdaq funded these loans to finance the operations of Nasdaq Europe for 2002 and to enable Nasdaq Europe to invest in Nasdaq Deutschland AG, a venture among Nasdaq Europe, several German banks and two regional German exchanges (See "Consolidated Financial Statements, Note 17" for further discussion). Nasdaq has agreed to convert the intercompany loans from debt to equity if the majority of the European strategic partners also convert their debt to equity. In October 2002, Nasdaq Europe's strategic investors committed to convert approximately $18.6 million or 73.8% of Nasdaq Europe's external debt to equity ($44.5 million or 87.1% including intercompany debt with Nasdaq). The conversion was formally approved by Nasdaq Europe's Board in March 2003 and is expected to close in May 2003.

        On May 3, 2001, Nasdaq issued and sold $240 million in aggregate principal amount of 4.0% convertible Subordinated Notes due 2006 to Hellman & Friedman. See "Consolidated Financial Statements, Note 11" for further information on the Subordinated Notes.

        On May 9, 2002, Nasdaq issued and sold $150.0 million in aggregate principal amount of its 5.83% senior notes due 2007 (the "Senior Notes") in a private placement. The Senior Notes are unsecured, pay interest quarterly, and may be redeemed by Nasdaq at any time, subject to a make-whole amount. The proceeds from the Senior Notes, approximately $149.0 million after payment of placement agent commissions and expenses of this offering, were used to fund a portion of the cash consideration paid to the NASD in the Repurchase and for general corporate purposes.

        On August 29, 2002, Nasdaq entered into the Facility, a $150.0 million unsecured revolving credit facility. The Facility, which is syndicated to five banks, makes $150.0 million available to Nasdaq for a 364-day term. Nasdaq intends to use the Facility for general corporate purposes. At December 31, 2002, Nasdaq had not utilized the Facility, and the entire $150.0 million of the Facility was available. (See "Consolidated Financial Statements, Note 10" for further information).

        Nasdaq has agreed to guarantee the provision of certain support and maintenance services for the trading platform to be operated by Nasdaq Deutschland AG in the event Nasdaq Europe no longer provides such services due to circumstances including its liquidation or winding down. Nasdaq's obligation to provide services would continue for a period of 18 months from the date the guarantee is triggered, but in no event longer than three years from the date trading begins on the Nasdaq Deutschland exchange. Nasdaq will be obligated to perform under the guarantee only if Nasdaq Deutschland satisfies certain conditions, including minimum quarterly order flow requirements for periods starting in the fourth quarter of 2003. Nasdaq estimates the maximum cost of providing the services at €14.7 million ($15.4 million) over the term of the guarantee.

        Nasdaq leases certain office space and equipment in connection with its operations. The majority of these leases contain escalation clauses based on increases in property taxes and building operating costs. Minimum lease payments at December 31, 2002 were $290.9 million.

        As of December 31, 2002, Nasdaq had future minimum lease payments under non-cancelable capital leases of $13.5 million.

        The Nasdaq Board has approved a capital contribution of up to $25.0 million to the NQLX joint venture. Nasdaq made a $2.0 million capital contribution in 2001. During 2002, Nasdaq made additional contributions to NQLX of $16.0 million. An additional $7.0 million is expected to be contributed in 2003, which will fulfill Nasdaq Board's initial approval of $25.0 million.

        In December 2002, Nasdaq purchased the NASD's 50.0% interest in the NASD Insurance Agency (subsequently renamed the Nasdaq Insurance Agency, LLC ("NIA")). Nasdaq's consideration for the NASD's 50.0% interest consisted of an upfront payment of $0.5 million and up to $5.1 million based on NIA's stream of contingent cash flow through 2011. Nasdaq will pay (a) 20% of NIA's cash flows until Nasdaq has paid the NASD $2.3 million from cash flows; (b) 10% of NIA's cash flows until Nasdaq has paid the NASD a cumulative amount of $3.0 million from cash flows; (c) 5% of NIA's cash flows until Nasdaq has paid the NASD the full cumulative amount of $5.1 million from cash flows.

        During 2001, Nasdaq agreed to fund a portion of the necessary expenses related to the separation of software, hardware and data under a plan to transition technology applications and support from Nasdaq to Amex. The NASD originally integrated certain Nasdaq and Amex technology subsequent to the 1998 acquisition of Amex by the NASD. The total estimated cost of the separation had been established at a maximum of $29.0 million, and was to be shared evenly between Nasdaq and the NASD. In 2002 and 2001, Nasdaq accrued $5.3 million and $9.2 million, respectively under this commitment fulfilling its commitment. As of December 31, 2002, $3.7 million has been paid to Amex.

        Nasdaq entered into a six-year $600.0 million contract with WorldCom in 1997 to replace the data network that connected the Nasdaq market facilities to market participants. As part of that contract, Nasdaq provided a guaranteed revenue commitment to WorldCom of $300.0 million. Nasdaq was permitted to renegotiate the contract once the minimum guarantee was satisfied. In June 2002, an amendment to the original contract was negotiated with WorldCom once the minimum usage level of $300.0 million was achieved from the original contract. The amended contract supersedes the terms of the existing contract and is for $182.0 million over three years commencing June 2002. The three-year contract includes fixed and variable cost components for two years. Pursuant to the agreement, however, Nasdaq has the right to terminate the contract in certain circumstances after the second year.

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

Quantitative and Qualitative Disclosure About Market Risk

        Market risk represents the risks of changes in the value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, and equity prices. As of December 31, 2002, Nasdaq's investment portfolio consists primarily of floating rate securities, obligations of U.S. Government sponsored enterprises, municipal bonds, and commercial paper. Nasdaq's primary market risk is associated with fluctuations in interest rates and the effects that such fluctuations may have on its investment portfolio and outstanding debt. The weighted average maturity of the fixed income portion of the portfolio is 1.21 years as of December 31, 2002. Nasdaq's outstanding debt obligations generally specify fixed interest rates until May 2007 and a floating interest rate based on the lender's cost of funds until maturity in 2012. The investment portfolio is held primarily in short-term investments with maturities averaging approximately one to five years. Therefore, management does not believe that a 100 basis point fluctuation in market interest rates will have a material effect on the carrying value of Nasdaq's investment portfolio or on Nasdaq earnings or cash flows. Nasdaq's exposure to these risks has not materially changed since December 31, 2002.

        Nasdaq also has exposure to foreign currency translation gains and losses, primarily Euro to U.S. Dollar, due to its subsidiaries and equity method investments. During the year 2002, Nasdaq had hedged certain foreign currency exposures although no hedges currently existed at December 31, 2002. Nasdaq expects to periodically re-evaluate its foreign currency hedging policies and may choose in the future to enter into additional transactions.

Critical Accounting Policies

        Nasdaq's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which requires the use of estimates and assumptions (See "Consolidated Financial Statements, Note 3"). Nasdaq believes the following critical accounting policies, among others, affect the more significant judgments and estimates used in the preparation of the statements:

        Revenue Recognition.    Market Information Services revenues (25.3% of total revenues in 2002) are based on the number of presentation devices in service and quotes delivered through those devices. These revenues are recorded net of amounts due under revenue sharing arrangements with market participants. Market information services revenues are recognized in the month that information is provided. Transaction services revenues (47.6% of total revenues in 2002) are variable based on service volumes and are recognized as transactions occur. Corporate Client Group revenues (22.1% of total revenues in 2002) are recognized over each respective estimated services periods. Annual fee revenue are recognized ratably over the following 12-month period. Effective January 1, 2000, initial listing and LAS fees are recognized in accordance with SAB 101 on a straight-line basis over estimated service periods, which are six and four years, respectively. These estimated service periods are based on historical average listing lives of issuers. Prior to 2000, initial listing fees were recognized in the month listing occurred and LAS fees were recognized in the period the incremental shares were issued. The change in accounting for these fees is more fully described in the "Consolidated Financial Statements, Note 4". Nasdaq continues to periodically re-evaluate its estimated service periods.

        Software Costs.    Significant purchased application software, and operational software that is an integral part of computer hardware, are capitalized and amortized on the straight-line method over their estimated useful lives, generally two to seven years. All other purchased software is charged to expense as incurred.

        Nasdaq uses Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), for accounting for internally developed software. SOP 98-1 requires that certain costs incurred in connection with developing or obtaining internal use software be capitalized. Under the provisions of this SOP, Nasdaq capitalizes internal and third party costs incurred in connection with the development of internal use software.

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

        Until Exchange Registration, the NASD will retain voting control over Nasdaq. See "Item 1. Business—Nasdaq's History and Structure". In addition, four of the 19 members of the Nasdaq Board are currently members of the NASD Board. Until Exchange Registration, the NASD will be in a position to continue to control substantially all matters affecting Nasdaq, including any determination with respect to the direction and policies of Nasdaq, acquisition or disposition of assets, future issuances of securities of Nasdaq, Nasdaq's incurrence of debt, and any dividend payable on the Common Stock.

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

        Nasdaq has agreed to fund a portion of the necessary expenses related to the separation of software, hardware, and data under a plan to transition technology applications and support from Nasdaq to Amex. The NASD originally integrated Nasdaq and Amex technology subsequent to the 1998 acquisition of Amex by the NASD. The total estimated cost of the separation has been established at a maximum of $29.0 million, and is to be shared evenly between Nasdaq and the NASD. Nasdaq accrued $9.2 million of its $14.5 million commitment as of December 31, 2001. The remaining $5.3 million was accrued for during 2002 fulfilling Nasdaq's commitment.

        Provision for Bad Debts.    Nasdaq evaluates the collectibility of accounts receivable based on a combination of factors. In circumstances where a specific customer's inability to meet its financial obligations is known (bankruptcy filings, substantial downgrading of credit scores), Nasdaq records a specific provision for bad debts against amounts due to reduce the receivable to the amount it reasonably believes will be collected. For all other customers, provisions for bad debts are made based on the length of time the receivable is past due and historical experience. For receivables past due over 60, 90, and 120 days, the outstanding account balances are reserved for at 10%, 50%, and 100% of the outstanding account balances, respectively. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer's ability to pay), our estimates of recoverability could be reduced by a material amount.

Recent Accounting Pronouncements

        In July 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Nasdaq does not expect the adoption of SFAS 146 to have a material impact on its earnings and financial position.

        In November 2002, the FASB issued Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 provides accounting and disclosure requirements for certain guarantees. The interpretation requires certain guarantees to be recorded at fair value versus the current practice of recording a liability only when a loss is probable and reasonably estimable. The accounting provisions of FIN 45 are effective for certain guarantees issued or modified beginning January 1, 2003. Nasdaq does not expect the interpretation to have a material impact on its earnings and financial position.

        In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 addresses consolidation by business enterprises of variable interest entities ("VIE"s). The accounting provisions and disclosure requirements of FIN 46 are effective immediately for VIEs created after January 31, 2003 and are effective for reporting periods beginning after June 15, 2003 for VIEs created prior to February 1, 2003. Nasdaq does not expect the interpretation to have a material impact on its earnings and financial position.

Quarterly Results from Operations (1)(2)

(Unaudited, in thousands, except share amounts)	1st Qtr 2002	2nd Qtr 2002	3rd Qtr 2002	4th Qtr 2002	Total 2002
Total revenue	$211,293	$205,262	$199,088	$183,574	$799,217
Total expenses	172,343	190,059	173,398	184,281	720,081

Net operating income (loss)	38,950	15,203	25,690	(707)	79,136
Interest income	3,183	3,289	2,829	2,850	12,151
Interest expense	(3,541)	(4,070)	(6,535)	(5,444)	(19,590)
Minority interests	2,942	2,656	2,953	3,929	12,480
(Provision) for income taxes	(20,207)	(8,308)	(12,226)	(308)	(41,049)

Net income	$21,327	$8,770	$12,711	$320	$43,128

Net income (loss) applicable to common stockholders	$18,886	$6,329	$10,270	$(2,121)	$33,363

Earnings (loss) per common share:
Basic	$0.19	$0.08	$0.13	$(0.03)	$0.40

Diluted	$0.18	$0.08	$0.13	$(0.03)	$0.40

(Unaudited, in thousands, except share amounts)	1st Qtr 2001	2nd Qtr 2001	3rd Qtr 2001	4th Qtr 2001	Total 2001
Total revenue	$222,767	$221,306	$197,708	$215,451	$857,232
Total expenses	180,395	188,486	190,675	236,545	796,101

Net operating income (loss)	42,372	32,820	7,033	(21,094)	61,131
Interest income	6,170	3,807	6,672	5,954	22,603
Interest expense	(758)	(2,057)	(3,276)	(4,552)	(10,643)
Minority interests	217	1,765	3,252	470	5,704
(Provision) benefit for income taxes	(21,808)	(16,753)	(5,736)	5,965	(38,332)

Net income (loss)	$26,193	$19,582	$7,945	$(13,257)	$40,463

Earnings (loss) per common share:
Basic	$0.21	$0.17	$0.07	$(0.12)	$0.35

Diluted	$0.21	$0.16	$0.07	$(0.12)	$0.35

(1)
Certain reclassifications have been made to previously recorded quarters and prior year balances in order to conform to the current year presentation.

(2)
Each quarter is calculated as a discrete period and the sum of the four quarters may not equal the full year amount.

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

Item 8. Financial Statements and Supplementary Data.

        Nasdaq's consolidated financial statements, including consolidated balance sheets as of December 31, 2002 and 2001, consolidated statements of income for the years ended December 31,

2002, 2001 and 2000, consolidated statements of changes in stockholders' equity for the years ended December 31, 2002, 2001 and 2000, consolidated statements cash flows for the years ended December 31, 2002, 2001 and 2000, and notes to our consolidated financial statements, together with a report thereon of Ernst & Young LLP, dated March 10, 2003, are attached hereto as pages F-1 through F-35.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        Not applicable.

Part III

Item 10. Directors and Executive Officers of the Registrant.

        Information about Nasdaq's directors is incorporated by reference from the discussion under Proposal 1 in Nasdaq's Proxy Statement for the 2003 Annual Meeting of Stockholders. The balance of the response to this item is contained in the discussion entitled "Executive Officers" under Item 1 of Part I of this report.

Item 11. Executive Compensation.

        Information about executive compensation is incorporated by reference from the discussion under the heading "Executive Compensation" in Nasdaq's Proxy Statement for the 2003 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Information about security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in Nasdaq's Proxy Statement for the 2003 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions.

        Information about certain relationships and transactions with related parties is incorporated herein by reference from the discussion under the heading "Certain Relationships and Related Transactions" in Nasdaq's Proxy Statement for the 2003 Annual Meeting of Stockholders.

Item 14. Controls and Procedures.

  (a)
  .  Evaluation of disclosure controls and procedures. Nasdaq's Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer have evaluated the effectiveness of Nasdaq's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c) and Rule 15d-14(c)) as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"). Based upon that evaluation, Nasdaq's Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that, as of the Evaluation Date, Nasdaq's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to Nasdaq (including its consolidated subsidiaries) required to be included in Nasdaq's periodic filings under the Exchange Act.

  (b)
  .  Changes in internal controls. Since the Evaluation Date, there have been no significant changes in Nasdaq's internal controls or in other factors that could significantly affect these controls.

Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1)    Financial Statements

          See "Index to Consolidated Financial Statements."

(a)(2)    Financial Statement Schedules

          None.

        All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3)    Exhibits:

Exhibit Number
3.1	Restated Certificate of Incorporation of The Nasdaq Stock Market, Inc.(+)
3.1.1	Certificate of Amendment of Restated Certificate of Incorporation of The Nasdaq Stock Market, Inc. (# #)
3.2	By-Laws of The Nasdaq Stock Market, Inc.(#)
3.2.1	First Amendment to By-Laws of The Nasdaq Stock Market, Inc.
3.3	Certificate of Designations of The Nasdaq Stock Market, Inc.'s Series A Cumulative Preferred Stock. (>)
3.4	Certificate of Designations of The Nasdaq Stock Market, Inc.'s Series B Preferred Stock. (>)
4.1	Form of Common Stock certificate.(+)
4.2	Form of Note for The Nasdaq Stock Market, Inc.'s 5.83% Senior Notes due May 9, 2007. (>>)
9.1	Voting Trust Agreement dated June 28, 2000, among The Nasdaq Stock Market, Inc., the National Association of Securities Dealers, Inc. and The Bank of New York.(+)
9.2	First Amendment to the Voting Trust Agreement, dated as of January 18, 2001, among The Nasdaq Stock Market, Inc., the National Association of Securities Dealers, Inc. and The Bank of New York.(+)
9.3	Second Amendment to the Voting Trust Agreement, dated as of July 18, 2002, among The Nasdaq Stock Market, Inc., the National Association of Securities Dealers, Inc., The Bank of New York and Mellon Investor Services, LLC. (++)
10.1	Network Service Agreement, dated November 19, 1997, between MCI Telecommunications Corporation and The Nasdaq Stock Market, Inc.*(+)
10.1.1	Amendment to EWN II Agreement, dated as of June 17, 2002, between WorldCom Communications, Inc. and The Nasdaq Stock Market, Inc. * (++)
10.2	Consolidated Agreement, between Unisys Corporation and The Nasdaq Stock Market, Inc.*(+)
10.3	Network User License Agreement, dated November 30, 1993, between Oracle Corporation and The Nasdaq Stock Market, Inc.*(++)
10.4	Software License and Services Agreement, dated November 30, 1993, between Oracle Corporation and The Nasdaq Stock Market, Inc.*(+)
10.5	Regulatory Services Agreement, dated June 28, 2000, between NASD Regulation, Inc. and The Nasdaq Stock Market, Inc.*(+)
10.6	Separation and Common Services Agreement, dated as of January 1, 2002, between the National Association of Securities Dealers, Inc. and The Nasdaq Stock Market, Inc.
10.7	The Nasdaq Stock Market, Inc. 2000 Employee Stock Purchase Plan.(+)

10.8	The Nasdaq Stock Market, Inc. Equity Incentive Plan.(+)
10.8.1	First Amendment to The Nasdaq Stock Market, Inc. Equity Incentive Plan. (# #)
10.9	Securities Purchase Agreement, dated as of March 23, 2001, among The Nasdaq Stock Market, Inc., Hellman & Friedman Capital Partners IV, L.P. and the other purchasers listed in the signature pages thereto.(+)
10.9.1	Securityholders Agreement, dated as of May 3, 2001, among The Nasdaq Stock Market, Inc., Hellman & Friedman Capital Partners IV, L.P., and the other securityholders listed on the signature pages thereto.(^)
10.10	Purchase and Sale Agreement, dated March 23, 2001, by and between the National Association of Securities Dealers, Inc. and The Nasdaq Stock Market, Inc.(+)
10.11	Employment Agreement by and between The Nasdaq Stock Market, Inc. and John L. Hilley, effective as of December 29, 2000.(+)
10.11.1	Amendment One to the Employment Agreement by and between The Nasdaq Stock Market, Inc. and John L. Hilley, effective as of February 1, 2002. (>)
10.12	Employment Agreement by and between The Nasdaq Stock Market, Inc. and Richard G. Ketchum, effective as of December 29, 2000.(+)
10.12.1	Amendment One to the Employment Agreement by and between The Nasdaq Stock Market, Inc. and Richard G. Ketchum, effective as of February 1, 2002. (>)
10.13	Employment Agreement by and between The Nasdaq Stock Market, Inc. and Hardwick Simmons, dated December 7, 2000, effective as of February 1, 2001.(+)
10.13.1	Amendment Number One to the Employment Agreement by and between The Nasdaq Stock Market, Inc., and Hardwick Simmons, effective as of February 1, 2001. (+)
10.13.2	Amendment Number Two to the Employment Agreement by and between The Nasdaq Stock Market, Inc., and Hardwick Simmons, effective as of February 1, 2002. (>)
10.14	Employment Agreement between The Nasdaq Stock Market, Inc. and Edward Knight, effective as of December 29, 2000.
10.14.1	First Amendment to Employment Agreement between The Nasdaq Stock Market, Inc. and Edward Knight, effective February 1, 2002.
10.15	Employment Letter from The Nasdaq Stock Market, Inc. to David Weild IV, dated March 8, 2001 as amended and restated March 21, 2002. (>)
10.16	Purchase and Sale Agreement, dated as of February 20, 2002, by and between The Nasdaq Stock Market, Inc., and the National Association of Securities Dealers, Inc. (>)
10.16.1	Investor Rights Agreement, dated as of February 20, 2002, between The Nasdaq Stock Market, Inc., and the National Association of Securities Dealers, Inc. (~)
10.17	Loan Agreement, dated December 28, 2001, by and between The Nasdaq Stock Market, Inc. and David P. Warren. (>)
10.18	Loan Agreement, dated December 30, 2001, by and between The Nasdaq Stock Market, Inc. and Steven Dean Furbush. (>)
10.19	Notes Purchase Agreement for 5.83% Senior Notes due May 9, 2002, dated as of May 9, 2002, among The Nasdaq Stock Market, Inc. and the purchasers named therein. (>>)
10.20	U.S. $150,000,000 364-Day Credit Agreement, dated as of August 29, 2002, among The Nasdaq Stock Market, Inc., Citibank, N.A., Credit Lyonnais New York Branch and certain banks named therein. (++)
10.21	Master Agreement, dated as of February 6, 2002, among The Nasdaq Stock Market, Inc., and The American Stock Exchange, LLC and The American Stock Exchange Corporation. * (++)
10.21.1	First Amendment to Master Agreement, dated as of December 9, 2002, among The Nasdaq Stock Market, Inc., and The American Stock Exchange, LLC and The American Stock Exchange Corporation. *

10.22	Technology Transition Agreement, dated as of February 6, 2002, among The Nasdaq Stock Market, Inc., The National Association of Securities Dealers, Inc. and The American Stock Exchange LLC. * (++)
11	Statement regarding computation of per share earnings (incorporated herein by reference to "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K" of this Form 10-K).
12.1	Computation of Earnings to Fixed Charges.
21.1	List of all subsidiaries.
23.1	Consent of Ernst & Young LLP.
24.1	Powers of Attorney.
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested from the U.S. Securities and Exchange Commission for certain portions of this exhibit.
(+)	Previously filed with The Nasdaq Stock Market, Inc.'s Registration Statement on Form 10 (file number 000-32651) filed on April 30, 2001.
(^)	Previously filed with The Nasdaq Stock Market, Inc.'s Amendment No. 1 to Registration Statement on Form 10 (file number 000-32651) filed on May 14, 2001.
(—)	Previously filed with The Nasdaq Stock Market, Inc.'s Amendment No. 4 to Registration Statement on Form 10 (file number 000-32651) filed on August 31, 2001.
(#)	Previously filed with The Nasdaq Stock Market, Inc.'s Amendment No. 5 to Registration Statement on Form 10 (file number 000-32651) filed on November 16, 2001.
(~)	Previously filed with The Nasdaq Stock Market, Inc.'s Current Report on Form 8-K filed on February 22, 2002.
(>)	Previously filed with The Nasdaq Stock Market, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001, filed March 28, 2002.
(>>)	Previously filed with The Nasdaq Stock Market, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed on May 15, 2002.
(##)	Previously filed with The Nasdaq Stock Market, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed on August 14, 2002.
(++)	Previously filed with The Nasdaq Stock Market, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed on October 14, 2002.
(b)
Reports on Form 8-K:

1.
On October 28, 2002, Nasdaq furnished a Form 8-K, dated as of October 28, 2002, reporting under Item 9 thereof and containing supplemental financial information concerning Nasdaq for the period ended September 30, 2002.

(c)
Exhibits:

        See Item 14(a)(3) above.

(d)
Financial Statement Schedules:

        See Item 14(a)(2) above.

SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2003.

THE NASDAQ STOCK MARKET, INC.
By	/s/ HARDWICK SIMMONS Name: Hardwick Simmons Title: Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated as of March 31, 2003.

Name	Title

/s/ HARDWICK SIMMONS Hardwick Simmons	Chairman and Chief Executive Officer (Principal Executive Officer)
/s/ DAVID P. WARREN David P. Warren	Chief Financial Officer (Principal Financial Officer)
/s/ RONALD HASSEN Ronald Hassen	Controller (Principal Accounting Officer)
* H. Furlong Baldwin	Director
* Frank E. Baxter	Director
* Michael Casey	Director
* Michael W. Clark	Director
* William S. Cohen	Director
* F. Warren Hellman	Director

/s/ RICHARD G. KETCHUM Richard G. Ketchum	President and Director
* John D. Markese	Director
* Vikram S. Pandit	Director
* Kenneth D. Pasternak	Director
* David S. Pottruck	Director
* Arthur Rock	Director
* Richard C. Romano	Director
* Arvind Sodhani	Director
* Sir Martin Sorrell	Director
* Thomas G. Stemberg	Director
* Thomas W. Weisel	Director
* Mary Jo White	Director

*
Pursuant to Power of Attorney

By:	/s/ EDWARD S. KNIGHT Edward S. Knight Attorney-in-Fact

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Hardwick Simmons, certify that:

1.
I have reviewed this annual report on Form 10-K of The Nasdaq Stock Market, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ HARDWICK SIMMONS Hardwick Simmons Chairman and Chief Executive Officer

I, David P. Warren, certify that:

1.
I have reviewed this annual report on Form 10-K of The Nasdaq Stock Market, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ DAVID P. WARREN David P. Warren Executive Vice President and Chief Financial Officer

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

        The following consolidated financial statements of The Nasdaq Stock Market, Inc. and its subsidiaries are presented herein on the page indicated:

REPORT OF INDEPENDENT AUDITORS

Board of Directors
The Nasdaq Stock Market, Inc.

        We have audited the accompanying consolidated balance sheets of The Nasdaq Stock Market, Inc. ("Nasdaq") as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of Nasdaq's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nasdaq at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States.

        As discussed in Note 4 to the consolidated financial statements, effective January 1, 2000, Nasdaq changed its method of accounting for certain Corporate Client Group services revenue.

                            Ernst & Young LLP

New York, NY
March 10, 2003

The Nasdaq Stock Market, Inc.
Consolidated Balance Sheets
(in thousands, except share and par value amounts)

	December 31,
	2002	2001
Assets
Current assets:
Cash and cash equivalents	$204,271	$293,731
Investments:
Available-for-sale, at fair value	222,125	228,029
Held-to-maturity, at amortized cost	18,674	—
Receivables, net	166,471	200,057
Receivables from related parties	11,274	28,936
Deferred tax asset	53,048	51,170
Other current assets	21,143	13,249

Total current assets	697,006	815,172
Investments:
Held-to-maturity, at amortized cost	9,756	28,569
Property and equipment:
Land, buildings, and improvements	94,549	88,861
Data processing equipment and software	452,309	441,928
Furniture, equipment and leasehold improvements	192,091	184,572

	738,949	715,361
Less accumulated depreciation and amortization	(377,724)	(336,528)

Total property and equipment, net	361,225	378,833
Non-current deferred tax asset	69,971	74,987
Goodwill	10,138	10,138
Other intangible assets	6,505	9,331
Other assets	21,313	9,221

Total assets	$1,175,914	$1,326,251

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$99,758	$123,136
Accrued personnel costs	47,511	43,744
Deferred revenue	64,633	65,366
Current portion of senior notes	11,329	—
Other accrued liabilities	40,510	48,667
Current obligation under capital lease	4,396	4,454
Payables to related parties	27,324	9,556

Total current liabilities	295,461	294,923
Senior notes	189,689	48,548
Subordinated notes	240,000	240,000
Non-current obligation under capital lease	7,735	12,125
Accrued pension costs	23,558	24,064
Non-current deferred tax liability	49,240	40,610
Non-current deferred revenue	102,065	121,687
Other liabilities	3,776	20,529

Total liabilities	911,524	802,486
Minority interests	(6,482)	5,377
Stockholders' equity
Common stock, $.01 par value, 300,000,000 authorized, shares issued: 130,518,921 in 2002 and 130,161,823 in 2001; shares outstanding: 78,266,708 in 2002 and 111,700,285 in 2001	1,305	1,302
Preferred stock, 30,000,000 authorized, Series A: 1,338,402 shares issued and outstanding; Series B: 1 share issued and outstanding	133,840	—
Additional paid-in capital	358,237	348,457
Common stock in treasury, at cost: 52,252,213 shares in 2002 and 18,461,538 shares in 2001	(669,454)	(240,000)
Accumulated other comprehensive income	(2,326)	(6,976)
Deferred stock compensation	(1,920)	(3,350)
Common stock issuable	4,937	6,065
Retained earnings	446,253	412,890

Total stockholders' equity	270,872	518,388

Total liabilities, minority interests, and stockholders' equity	$1,175,914	$1,326,251

See accompanying notes to consolidated financial statements.

The Nasdaq Stock Market, Inc.
Consolidated Statements of Income
(in thousands, except per share amounts)

	Year ended December 31,
	2002	2001	2000
Revenue
Transaction Services	$380,690	$412,059	$398,514
Market Information Services	202,407	243,902	261,670
Corporate Client Group	176,671	156,124	149,297
Other	39,449	45,147	23,230

Total revenue	799,217	857,232	832,711

Expenses
Compensation and benefits	192,437	183,369	137,284
Marketing and advertising	27,111	28,017	45,908
Depreciation and amortization	97,911	93,400	65,645
Professional and contract services	71,369	76,049	61,483
Computer operations and data communications	147,342	174,939	138,228
Provision for bad debts	8,426	15,459	5,554
Travel, meetings and training	13,513	14,593	12,113
Occupancy	34,352	27,183	14,766
Publications, supplies and postage	10,753	11,998	7,181
Nasdaq Japan impairment loss	15,208	—	—
Other	26,691	69,295	19,359

Total direct expenses	645,113	694,302	507,521
Support costs from related parties, net	74,968	101,799	128,522

Total expenses	720,081	796,101	636,043

Net operating income	79,136	61,131	196,668
Interest income	12,151	22,603	20,111
Interest expense	(19,590)	(10,643)	(2,778)
Minority interests	12,480	5,704	872

Net income before taxes	84,177	78,795	214,873
Provision for income taxes	(41,049)	(38,332)	(90,477)

Income before cumulative effect of change in accounting principle	43,128	40,463	124,396
Cumulative effect of change in accounting principle, net of taxes of $67,956 (Note 4)	—	—	(101,090)

Net income	$43,128	$40,463	$23,306

Net income applicable to common stockholders:
Net income	$43,128	$40,463	$23,306
Accretion of preferred stock dividends	(9,765)	—	—

Net income applicable to common stockholders	$33,363	$40,463	$23,306

Basic and diluted earnings per share:
Before cumulative effect of change in accounting principle	$0.40	$0.35	$1.11
Cumulative effect of change in accounting principle	—	—	(0.90)

Net income	$0.40	$0.35	$0.21

See accompanying notes to consolidated financial statements.

The Nasdaq Stock Market, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(in thousands, except share amounts)

	Number of Common Shares Outstanding(1)	Common Stock (1)	Additional Paid-in Capita1(1)	Common Stock in Treasury	Preferred Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Stock Compensation	Common Stock Issuable	Total
Balance, January 1, 2000	100,000,000	$1,000	$149	$—	$—	$349,121	$1,742	$—	$—	$352,012
Net income	—	—	—	—	—	23,306	—	—	—	23,306
Change in unrealized losses on available-for-sale investments, net of tax of $765	—	—	—	—	—	—	(1,421)	—	—	(1,421)
Foreign currency translation net of minority interests of $(1,185)	—	—	—	—	—	—	(2,213)	—	—	(2,213)

Comprehensive income for the year ended December 31, 2000.	—	—	—	—	—	—	—	—	—	19,672

Capital contribution	—	—	30,000	—	—	—	—	—	—	30,000
Minority interest resulting from original share of equity in Nasdaq Europe Planning Company Limited	—	—	(17,600)	—	—	—	—	—	—	(17,600)
Adjustment to carrying amount of investment in Nasdaq Japan due to its private placement	—	—	7,784	—	—	—	—	—	—	7,784
Net proceeds from Phase I offering	23,663,746	237	253,054	—	—	—	—	—	—	253,291

Balance, December 31, 2000	123,663,746	$1,237	$273,387	$—	$—	$372,427	$(1,892)	$—	$—	$645,159
Net income	—	—	—	—	—	40,463	—	—	—	40,463
Change in unrealized losses on available-for-sale investments, net of tax of $(1,030)	—	—	—	—	—	—	918	—	—	918
Foreign currency translation, net of minority interests of $340 and net of tax of $(380)	—	—	—	—	—	—	(4,607)	—	—	(4,607)
Minimum pension liability, net of tax of $900	—	—	—	—	—	—	(1,395)	—	—	(1,395)

Comprehensive income for the year ended December 31, 2001	—	—	—	—	—	—	—	—	—	35,379

Net proceeds from Phase II offering	5,028,797	50	63,638	—	—	—	—	—	—	63,688
Sale of subsidiary stock	—	—	6,930	—	—	—	—	—	—	6,930
Purchase of minority interests in Nasdaq Europe Planning Company Limited	—	—	(12,400)	—	—	—	—	—	—	(12,400)
Sale of warrants to purchase common stock	—	—	1,438	—	—	—	—	—	—	1,438
Purchase of common stock for treasury	(18,461,538)	—	—	(240,000)	—	—	—	—	—	(240,000)
Restricted stock awards, net of forfeitures	—	—	—	—	—	—	—	(7,465)	7,465	—
Amortization and vesting of restricted stock	107,700	1	1,399	—	—	—	—	4,115	(1,400)	4,115
Other purchases of common stock by related parties or affiliated entities	1,361,580	14	14,065	—	—	—	—	—	—	14,079

Balance, December 31, 2001	111,700,285	$1,302	$348,457	$(240,000)	$—	$412,890	$(6,976)	$(3,350)	$6,065	$518,388
Net income	—	—	—	—	—	43,128	—	—	—	43,128
Change in unrealized losses on available-for-sale investments, net of tax of $1,158	—	—	—	—	—	—	(2,048)	—	—	(2,048)
Foreign currency translation, net of minority interests of $100	—	—	—	—	—	—	6,402	—	—	6,402
Minimum pension liability, net of tax of $(192)	—	—	—	—	—	—	296	—	—	296

Comprehensive income for the year ended December 31, 2002	—	—	—	—	—	—	—	—	—	47,778

Purchase of common stock for treasury	(33,768,895)	—	—	(429,454)	—	—	—	—	—	(429,454)
Issuance of preferred stock	—	—	—	—	124,075	—	—	—	—	124,075
Accretion of preferred stock dividends	—	—	—	—	9,765	(9,765)	—	—	—	—
Capital contribution from NASD, net of distribution to NASD for insurance agency	—	—	5,069	—	—	—	—	—	—	5,069
Adjustment of carrying value of Nasdaq Europe due to sale of securities to third party	—	—	728	—	—	—	—	—	—	728
Restricted stock awards, net of forfeitures	—	—	—	—	—	—	—	(620)	620	—
Amortization and vesting of restricted stock	116,660	1	1,747	—	—	—	—	2,050	(1,748)	2,050
Other purchases of common stock by related parties or affiliated entities	218,658	2	2,236	—	—	—	—	—	—	2,238

Balance, December 31, 2002	78,266,708	$1,305	$358,237	$(669,454)	$133,840	$446,253	$(2,326)	$(1,920)	$4,937	$270,872

(1)
Gives effect to the June 28, 2000 49,999-for-one common stock dividend for the year ended December 31, 1999.

See accompanying notes to consolidated financial statements.

The Nasdaq Stock Market, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2002	2001	2000
Reconciliation of net income to cash provided by operating activities
Net income	$43,128	$40,463	$23,306
Non-cash items included in net income:
Cumulative effect of change in accounting principle, net of taxes	—	—	101,090
Depreciation and amortization	97,911	93,400	65,645
Amortization of restricted stock awards and other stock-based compensation	3,155	6,883	3,788
Minority interests	(12,480)	(5,704)	(872)
Provision for bad debts	8,426	15,459	5,554
Loss from equity method affiliates	12,114	17,224	2,160
Nasdaq Japan impairment loss	15,208	—	—
Deferred taxes	13,662	(23,178)	(67,063)
Other non-cash items included in net income	4,555	3,550	3,131
Net change in:
Receivables, net	19,143	(27,292)	(65,439)
Receivables from related parties	23,679	(39,474)	(1,082)
Other current assets	(7,894)	2,112	(2,168)
Other assets	(4,121)	(22,297)	(8,850)
Accounts payable and accrued expenses	(28,678)	(14,024)	60,547
Accrued personnel costs	744	6,804	6,460
Deferred revenue	(20,355)	(17,484)	103,254
Other accrued liabilities	(9,085)	16,846	12,742
Obligation under capital lease	(4,448)	1,977	(14,237)
Payables to related parties	17,768	(11,555)	7,416
Accrued pension costs	(1,425)	10,329	3,317
Other liabilities	(13,862)	8,575	21,912

Cash provided by operating activities	157,145	62,614	260,611
Cash flow from investing activities
Proceeds from redemptions of available-for-sale investments	209,181	369,573	154,931
Purchases of available-for-sale investments	(212,643)	(366,438)	(237,241)
Proceeds from maturities of held-to-maturity investments	—	25,465	10,811
Purchases of held-to-maturity investments	—	(25,455)	(10,973)
Acquisition, net of cash acquired	—	6,990	(16,979)
Capital contribution to Nasdaq LIFFE joint venture	(16,000)	(2,000)	—
Capital contribution to Nasdaq Deutschland AG	(6,100)	—	—
Purchases of property and equipment	(85,398)	(122,555)	(195,900)
Proceeds from sales of property and equipment	8,435	5,224	3,108

Cash used in investing activities	(102,525)	(109,196)	(292,243)
Cash flow from financing activities
Proceeds from Phase I and Phase II private placement offering	—	63,688	253,291
Payments for treasury stock purchases	(305,155)	(240,000)	—
Increase in short-term borrowings	11,329	—	—
Increase in long-term debt	141,141	251,592	—
Purchase of minority interests in Nasdaq Europe Planning Company Ltd.	—	(27,361)	—
Issuances of common stock	2,238	14,079	—
Contribution from NASD, net of distribution	5,069	—	—
Contributions from minority shareholders	1,298	16,058	30,000

Cash (used in) provided by financing activities	(144,080)	78,056	283,291
(Decrease) increase in cash and cash equivalents	(89,460)	31,474	251,659
Cash and cash equivalents at beginning of year	293,731	262,257	10,598

Cash and cash equivalents at end of year	$204,271	$293,731	$262,257

Supplemental Disclosure of Non-Cash Flow Activities:
Payments for treasury stock purchases with issuance of preferred stock	$124,075	$—	$—

See accompanying notes to consolidated financial statements.

The Nasdaq Stock Market, Inc.
Notes to Consolidated Financial Statements

1.    Organization and Nature of Operations

        The Nasdaq Stock Market, Inc. ("Nasdaq") operates the world's largest electronic screen-based equity securities market and the world's largest equity securities market based on share volume. Nasdaq is the parent company of Nasdaq Global Holdings ("Nasdaq Global"); Quadsan Enterprises, Inc. ("Quadsan"); Nasdaq Financial Products Services, Inc. ("Nasdaq Financial Products"); Nasdaq International Market Initiatives, Inc. ("NIMI"); and Nasdaq Canada, Inc. ("Nasdaq Canada") collectively referred to as "Nasdaq". These entities are wholly-owned by Nasdaq. Nasdaq Tools Inc. ("Nasdaq Tools"), previously a wholly-owned subsidiary of Nasdaq, was merged with and into Nasdaq on July 31, 2002 (See Note 2, Significant Transactions, for further discussion). At December 31, 2002, Nasdaq also owned approximately a 59.4% interest in Nasdaq Europe S.A./N.V. ("Nasdaq Europe") and a 50.0% interest in Nasdaq LIFFE Markets, LLC ("NQLX").

        Nasdaq Global, which is incorporated in Switzerland, is the holding company for Nasdaq's investments in IndigoMarketssm Ltd. ("IndigoMarkets") and Nasdaq Japan, Inc. ("Nasdaq Japan"), in which Nasdaq Global had 55.0% and 39.7% interests, respectively, as of December 31, 2002. During the second quarter of 2002, Nasdaq recognized an other-than-temporary impairment of its investment in Nasdaq Japan. On August 16, 2002 the Board of Directors of Nasdaq Japan voted to take the company to dormant status, effectively ceasing operations (See Note 2, Significant Transactions, for further discussion). Nasdaq Europe Planning Company, Limited ("Nasdaq Europe Planning") is owned by Nasdaq Global and Nasdaq. Nasdaq Europe Planning was formed to expand Nasdaq into the European community; however, it has been inactive due to the purchase of Nasdaq's interest in Nasdaq Europe. Nasdaq Europe is a pan-European market headquartered in Brussels. Nasdaq International Ltd. ("Nasdaq International"), a wholly-owned subsidiary of Nasdaq Global, is a London based marketing company. Quadsan is a Delaware investment holding company that provides investment management services for Nasdaq. Nasdaq Financial Products is the sponsor of the Nasdaq-100 Trust. Nasdaq Financial Product Services (Ireland) Limited ("Nasdaq Ireland") is a wholly-owned subsidiary of Nasdaq Financial Products. Nasdaq Ireland is the manager of The Nasdaq Exchange Traded Fund PLC. NIMI offers a variety of consulting services to assist emerging and established securities markets around the world with both technology applications and regulation. Nasdaq Canada was created to develop a new securities market within Canada under a cooperative agreement with the Provincial Government of Quebec.

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

        The second phase of the Restructuring ("Phase II") closed on January 18, 2001, with Nasdaq selling approximately 5.0 million shares, yielding net proceeds of approximately $63.7 million. At December 31, 2001, the NASD owned approximately 69% of Nasdaq on a non-diluted basis and 25% on a fully-diluted basis. This reflected the sale by the NASD of 4.5 million shares of Common Stock and warrants to purchase 43.2 million shares of Common Stock in Phases I and II of the Restructuring, the repurchase by Nasdaq of 18.5 million shares of Common Stock from the NASD in May 2001 and the assumed conversion of all potentially dilutive securities.

        On March 8, 2002, Nasdaq completed a two-stage repurchase (the "Repurchase") of 33,768,895 million shares of Common Stock owned by the NASD, which represented all of the remaining outstanding shares of Common Stock owned by the NASD, except for the 43,225,976 million shares of Common Stock underlying the warrants issued by the NASD in Phase I and II. Nasdaq purchased the Common Stock for approximately $305.2 million in aggregate cash consideration, 1,338,402 million shares of Nasdaq's Series A Cumulative Preferred Stock (face and liquidation value of $100 per share, plus any accumulated unpaid dividends) and one share of Nasdaq's Series B Preferred Stock, (face and liquidation value of $1.00 per share). The NASD owns all of the outstanding shares of Series A and Series B Preferred Stock. All of the shares of Common Stock repurchased by Nasdaq from the NASD are no longer outstanding and are held in Common Stock in treasury. At December 31, 2002, the NASD owned approximately 55.2% of Nasdaq on a non-diluted basis and 0.0% on a diluted basis (assuming the full exercise of all warrants purchased in Phase I and II of the Restructuring).

        Nasdaq operates in one segment as defined in Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information." Nasdaq uses a multiple market participant system to operate an electronic, screen-based equity market. Nasdaq's principal business products are Transaction Services, Market Information Services and the Corporate Client Group. The majority of this business is transacted with companies listed on The Nasdaq Stock Market, market data vendors and firms in the broker-dealer industry within the U.S.

2.    Significant Transactions

Repurchase of Shares from the NASD

        On March 8, 2002, Nasdaq completed the Repurchase by purchasing 33,768,895 shares of Nasdaq's Common Stock owned by the NASD, which represented all of the remaining outstanding shares of Common Stock owned by the NASD, except for the 43,225,976 shares of Common Stock underlying the warrants issued by the NASD as part of the Restructuring. Nasdaq purchased the Common Stock for approximately $305.2 million in aggregate cash consideration, 1,338,402 shares of Nasdaq's Series A Cumulative Preferred Stock (face and liquidation value of $100 per share, plus any accumulated unpaid dividends) and one share of Nasdaq's Series B Preferred Stock, (face and liquidation value of $1.00 per share). The NASD owns all of the outstanding shares of Series A and Series B Preferred Stock. All of the shares of Common Stock repurchased by Nasdaq from the NASD have been placed into Common Stock in treasury. (See Note 19, Capital Stock, for further discussion.)

Nasdaq Common Stock

        On July 1, 2002, the Common Stock of Nasdaq began trading under the symbol "NDAQ" on the Over-the-Counter Bulletin Board. The limited trading of the security began upon the expiration of the contractual transfer restrictions imposed in connection with the sale of Common Stock by Nasdaq and the NASD in Phase I and Phase II of the Restructuring that occurred in June 2000 and January 2001, respectively.

Nasdaq Japan

        During the second quarter of 2002, Nasdaq recognized an other-than-temporary impairment of its investment in Nasdaq Japan. Nasdaq recognized this impairment as a result of the depressed level of market activity in Japan, combined with the suspension of Nasdaq Japan's hybrid trading system due to the inability to gain exchange approval of market rules and industry participation. These conditions led management to conclude that Nasdaq Japan would not be profitable in the foreseeable future. Accordingly, Nasdaq Japan did not have the capacity to raise capital to fund its operations beyond 2002. Thus, Nasdaq Japan's financial liabilities to Nasdaq were not expected to be repaid and were recognized as a loss.

        The net impact of the other-than-temporary impairment on Nasdaq's pre-tax income for the year ended December 31, 2002 was $15.2 million. This represented a complete write-down of the investment, outstanding and unfunded loans (an additional $6.0 million was loaned and $7.0 million was committed during the second quarter of 2002), foreign exchange translation losses and other receivables, partially offset by a re-valuation of certain variable Nasdaq Japan stock based awards of approximately $7.9 million.

        On August 16, 2002, the Board of Directors of Nasdaq Japan voted to take the company to dormant status, effectively ceasing operations. Shareholders of Nasdaq Japan subsequently ratified this decision. Nasdaq Japan is currently in liquidation status and is expected to be completely dissolved in the second quarter of 2003. Companies listed on the Nasdaq Japan market retained their listing on the Osaka Exchange and experienced no disruption to trading.

Nasdaq Tools

        On July 31, 2002, Nasdaq Tools, which provides software products and services related to the broker-dealer industry to be used in conjunction with Nasdaq Workstation II software, was merged into Nasdaq in a statutory merger under the General Corporation Law of the State of Delaware. Nasdaq Tools was previously a wholly-owned subsidiary of Nasdaq. Nasdaq Tools now operates as a part of Nasdaq's Transaction Services business products. Prior to July 31, 2002, revenue from Nasdaq Tools was disclosed as Other revenue. As such, prior period amounts have been reclassified to Transaction Services to conform with the current period presentation.

Nasdaq Deutschland

        On October 30, 2002, Nasdaq's majority-owned subsidiary, Nasdaq Europe, and the Berlin and Bremen Stock Exchanges, as well as comdirekt bank, Commerzbank and Dresdner Bank, signed definitive agreements dated as of October 4, 2002 to recapitalize Bremer Wertpapierbörse AG, a German stock exchange, that will be rebranded as "Nasdaq Deutschland AG" and that will be marketed under the Nasdaq brand. The recapitalization of Bremer Wertpapierbörse AG was finalized on January 21, 2003. This exchange, which will be subject to the German public law entity resulting from the merger of the Bremen Stock Exchange and the Berlin Stock Exchange, will initially be majority-owned by Nasdaq Europe. Trading in German and international blue chip and growth stocks began on March 21, 2003. Nasdaq has agreed to guarantee the provision of certain support and maintenance services for Nasdaq Deutschland's trading platform for a limited period in certain circumstances if Nasdaq Europe no longer provides such services. (See Note 17, Commitments and Contingencies, for further discussion.)

Nasdaq Member Revenue Sharing

        Effective June 1, 2002, Nasdaq terminated its market data revenue sharing program for securities listed on The Nasdaq Stock Market, as a result of the SEC's decision to abrogate certain market participant tape sharing pilot programs. The SEC's action was in response to concerns about the effect of market data rebates on the accuracy of market data and the regulatory functions of self-regulatory organizations. The SEC's action allows Nasdaq and competing exchanges to retain tape revenue. Nasdaq continues to share market data revenue with the exchanges that participate in the Unlisted Trading Privileges ("UTP") Plan based on their respective share of volume and trades of securities listed on The Nasdaq Stock Market. In addition, Nasdaq InterMarket continues to share tape revenue with Nasdaq market participants who report trades in NYSE and Amex listed securities through Nasdaq.

Other Restructuring and Related Party Transactions

        In conjunction with settling various issues associated with the Restructuring, the NASD made a payment to Nasdaq in the amount of $5.6 million during the first quarter of 2002. Nasdaq treated the payment as a contribution and reflected it in Additional paid-in capital on its Consolidated Balance Sheet. In addition, during December 2002, Nasdaq purchased the NASD's 50.0% interest in the NASD Insurance Agency, LLC (subsequently renamed the Nasdaq Insurance Agency, LLC) for $0.5 million. The payment was recorded as a distribution to the NASD. Nasdaq accounts for its investment in the Nasdaq Insurance Agency under the equity method of accounting. The agency provides insurance brokerage services and specializes in the director and officer liability insurance market.

Reduction in Force

        During 2002, Nasdaq recorded a charge of $4.5 million for severance and outplacement costs associated with staff reduction plans. In the first quarter of 2002, a charge of $0.9 million was recorded and 34 positions were eliminated. In the fourth quarter of 2002, a charge of $3.6 million was recorded and 105 positions were eliminated.

Hellman & Friedman Capital Partners, IV

        On May 3, 2001, Nasdaq issued and sold $240.0 million in aggregate principal amount of 4.0% convertible subordinated notes due 2006 (the "Subordinated Notes") to Hellman & Friedman Capital Partners IV, L.P. and certain of its affiliated limited partnerships (collectively, "Hellman & Friedman"). Nasdaq used the proceeds from the sale of the Subordinated Notes to purchase 18,461,538 shares of Common Stock from the NASD for $13.00 per share. On November 12, 2001, Nasdaq sold an aggregate amount of 500,000 shares of Common Stock to Hellman & Friedman for an aggregate offering price of $5,125,000, which was the fair value at that date. (See Note 11, Subordinated Notes, and Note 19, Capital Stock, for further discussions.)

Nasdaq Europe S.A./N.V.

        On March 27, 2001, Nasdaq acquired a majority ownership interest in the European Association of Securities Dealers Automated Quotation S.A./N.V., a pan-European stock market headquartered in Brussels, for approximately $12.5 million. Nasdaq renamed the company Nasdaq Europe S.A./N.V. ("Nasdaq Europe") as part of a plan to restructure it into a globally linked, pan-European market. Nasdaq's acquisition was accounted for under the purchase method of accounting, resulting in the initial recording of goodwill of approximately $4.7 million. During 2001, Nasdaq purchased an additional 2.0% ownership of Nasdaq Europe for approximately $6.0 million and sold 1.2% of its ownership in Nasdaq Europe to a third party. Also during 2001, Nasdaq Europe sold additional shares representing a 9.0% ownership interest for approximately $13.9 million to third party investors. In the first quarter of 2002, Nasdaq Europe sold additional shares to a third party, resulting in an increase of $0.7 million to Nasdaq's stockholders' equity.

        In October 2002, Nasdaq Europe's strategic investors committed to convert approximately $18.6 million or 73.8% of Nasdaq Europe's external debt to equity ($44.5 million or 87.1% including intercompany debt with Nasdaq). The conversion was formally approved by Nasdaq Europe's Board in March 2003 and is expected to close in May 2003. After the conversion is completed, Nasdaq will have a 60.3% ownership interest in Nasdaq Europe.

Nasdaq Europe Planning Company Limited

        In February 2000, the NASD formed a joint venture, Nasdaq Europe Planning, with three partners, whereby each partner contributed $10.0 million in cash. Nasdaq Europe Planning's proposed joint venture did not occur due to a strategic decision to pursue a strategy for European expansion through the acquisition in March 2001 of a controlling interest in Nasdaq Europe rather than through Nasdaq Europe Planning. As a result, Nasdaq agreed to repurchase the ownership interests of the three other shareholders in Nasdaq Europe Planning for $10.0 million each, thereby unwinding the joint venture. The repurchase of two of the shareholders was completed in the first quarter of 2001 for cash payments of $10.0 million each. The repurchase from the third shareholder was completed in the fourth quarter of 2001 for aggregate consideration estimated at $10.0 million, comprised of cash of $7.4 million, a warrant to purchase up to 479,648 shares of Common Stock, and 7,211 shares of Nasdaq Europe. As of December 31, 2002 and 2001, Nasdaq owned 100.0% of Nasdaq Europe Planning.

Nasdaq LIFFE Markets, LLC

        On June 1, 2001, Nasdaq signed an agreement with the London International Financial Futures and Options Exchange ("LIFFE") creating NQLX, a U.S. joint venture company to list and trade single stock futures. On November 8, 2002, Nasdaq launched NQLX, an electronic exchange offering a broad range of futures contracts. NQLX is an independent exchange. (See Note 8, Joint Ventures and Equity Method Investments, for further discussion.)

3.    Summary of Significant Accounting Policies

Principles of Consolidation

        The consolidated financial statements include the accounts of Nasdaq and its majority and wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. All non-majority owned investments are accounted for under the equity method of accounting.

Use of Estimates

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

        Cash and cash equivalents include cash in banks and all non-restricted highly liquid investments purchased with a remaining maturity of three months or less at the time of purchase. Such equivalent investments included in cash and cash equivalents in the Consolidated Balance Sheets were $195.1 million and $280.1 million at December 31, 2002 and 2001, respectively. Cash equivalents are carried at cost plus accrued interest, which approximates fair value.

Investments

        Under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," ("SFAS 115") management determines the appropriate classification of investments at the time of purchase. Investments for which Nasdaq does not have the intent or ability to hold to maturity are classified as "available-for-sale" and are carried at fair market value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Investments for which Nasdaq has the intent and ability to hold to maturity are classified as "held-to-maturity" and are carried at amortized cost. The amortized cost of debt securities classified as held-to-maturity or available-for-sale is adjusted for amortization of premiums and accretion of discounts, which are included in interest income. Realized gains and losses on sales of securities are included in earnings using the specific identification method.

        Nasdaq regularly monitors and evaluates the realizable value of its securities portfolio. When assessing securities for other-than-temporary declines in value, Nasdaq considers such factors as, among other things, the duration to which the market value had been less than cost, the performance of the investee's stock price in relation to the stock price of its competitors within the industry and the market in general, any news that has been released specific to the investee and the outlook for the overall industry in which the investee operates. Nasdaq also reviews the financial statements of the investee to determine if the investee is experiencing financial difficulties. If events and circumstances indicate that a decline in the value of these assets has occurred and is deemed to be other- than-temporary, the carrying value of the security is reduced to its fair value and the impairment is charged to earnings.

Receivables, net

        Nasdaq's receivables are concentrated with NASD member firms, market data vendors and Nasdaq-listed companies. Receivables are shown net of reserves for uncollectable accounts. Reserves are calculated based on the age and source of the underlying receivable and are tied to past collections experience. Total reserves netted against receivables in the Consolidated Balance Sheets were $5.9 million and $7.4 million at December 31, 2002 and 2001, respectively.

Property and Equipment

        Property and equipment including leasehold improvements, are carried at cost less accumulated depreciation and amortization. Land is recorded at cost. Equipment acquired under capital leases is recorded at the lower of fair market value or the present value of future lease payments. Depreciation is generally recognized over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining term of the related lease. Depreciation and amortization are computed by the straight-line method. Depreciation expense was $91.6 million, $82.4 million and $60.2 million for the years ended December 31, 2002, 2001 and 2000, respectively.

        Property and equipment includes capital leases of $22.6 million and $26.9 million, and accumulated amortization of $10.5 million each for the years ending December 31, 2002 and 2001, respectively.

Goodwill and Other Intangible Assets

        Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. As a result of the adoption of SFAS 142, "Goodwill and Other Intangible Assets" ("SFAS 142") in the first quarter of fiscal 2002, goodwill and certain intangibles will no longer be amortized, but instead tested for impairment at least annually. Based on the impairment tests performed, there was no impairment of goodwill as of December 31, 2002. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings. For the years ended December 31, 2001 and 2000 goodwill and other intangible assets were amortized using the straight-line method over their estimated period of benefit, ranging from five to 10 years. Nasdaq evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate an impairment exists. As of December 31, 2002 and 2001, goodwill and other intangibles were $16.6 million and $19.4 million, respectively. Goodwill amortization expense was $1.6 million and $1.1 million for the years ended December 31, 2001 and 2000, respectively. Other intangible asset amortization expense was $2.6 million, $2.4 million and $2.0 million for the years ended December 31, 2002, 2001 and 2000, respectively.

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

Revenue Recognition

        Transaction services revenue is variable, and is based on service volumes, and is recognized as transactions occur. Market information services revenue is based on the number of presentation devices in service and market data information quotes delivered through those devices. This revenue is recorded net of amounts due under revenue sharing arrangements with market participants. Market information services revenue is recognized in the month that information is provided. Corporate Client Group revenue includes annual fees, initial listing fees and listing of additional shares ("LAS") fees. Annual fees are recognized ratably over the following 12-month period. Effective January 1, 2000, initial listing and LAS fees are recognized on a straight-line basis over estimated service periods, which are six and four years, respectively. Prior to 2000, initial listing fees were recognized in the month listing occurred and LAS fees were recognized in the period the additional shares were issued. (See Note 4, Change in Accounting Principle, for further discussion.)

Stock Compensation

        Nasdaq accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25"). Nasdaq grants stock options with an exercise price equal to the fair market value of the stock at the date of the grant, and accordingly, recognizes no compensation expense related to such grants. Pro forma disclosures of net income and earnings per share as if the fair value method had been applied in measuring compensation expense is provided in Note 14, Stock Compensation and Stock Awards.

Deferred Revenue

        Deferred revenue represents cash received and billed receivables for Corporate Client Group, which are unearned until services are provided.

Advertising Costs

        Nasdaq expenses advertising costs, which include media advertising and production costs, in the periods in which the costs are incurred. Media advertising and production costs included as marketing and advertising in the Consolidated Statements of Income totaled $13.4 million, $13.8 million and $35.3 million for 2002, 2001 and 2000, respectively.

Software Costs

        Significant purchased application software and operational software that is an integral part of computer hardware are capitalized and amortized on the straight-line method over their estimated useful lives, generally two to seven years. All other purchased software is charged to expense as incurred.

        The provisions of Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1") require certain costs incurred in connection with developing or obtaining internal use software to be capitalized. Unamortized capitalized software development costs of $70.2 million and $65.2 million as of December 31, 2002 and 2001, respectively, are carried in data processing equipment and software in the Consolidated Balance Sheets. Amortization of costs capitalized under SOP 98-1 totaled $14.3 million, $7.0 million and $2.3 million for 2002, 2001 and 2000, respectively, and are included in depreciation and amortization in the Consolidated Statements of Income. Additions to capitalized software were $19.3 million and $39.3 million in 2002 and 2001, respectively.

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

Minority Interests

        Minority interests in the Consolidated Balance Sheets represent the minority owners' share of equity as of the balance sheet date. Minority interests in the Consolidated Statements of Income represent the minority owners' share of the income or loss of certain consolidated subsidiaries, principally Nasdaq Europe and IndigoMarkets. See Note 2, Significant Transactions, for further discussion of Nasdaq Europe's conversion of debt to equity.

Reclassifications

        Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

4.    Change in Accounting Principle

        On August 17, 2001, Nasdaq concluded discussions with the SEC with respect to the implementation in its financial statements of Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which became effective for SEC public reporting companies in the fourth quarter of 2000. Nasdaq became a SEC public reporting company on June 29, 2001, the effective date of its Registration Statement on Form 10. As a result of discussions with the SEC, Nasdaq changed its method of accounting for revenue recognition for certain components of its Corporate Client Group revenue.

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

        As a result of the adoption of SAB 101, Nasdaq recognized a one-time cumulative effect of a change in accounting principle in the first quarter of 2000. This cumulative effect of a change in accounting principle decreased net income for the year ended December 31, 2000 by $101.1 million ($0.90 per share) resulting in net income of $23.3 million ($0.21 per share). The adjustment to December 31, 2000 net income for the cumulative change to prior years' results consists of the following:

(in thousands)
Deferred initial listing fees	$108,476
Deferred LAS fees	60,570

Total deferred fees	169,046
Deferred income tax benefit	(67,956)

Cumulative effect of change in accounting principle	$101,090

        As a result of the change in accounting principle, for the year ended December 31, 2000, revenue decreased $35.5 million and pro forma net income, excluding the cumulative change in accounting principle, decreased $20.8 million ($0.19 per share).

        For the years ended December 31, 2002, 2001 and 2000, Nasdaq recognized $31.6 million, $44.9 million, and $55.7 million in revenue, respectively, that was included in the cumulative effect adjustment as of January 1, 2000. This revenue contributed $19.2 million (after income taxes of $12.4 million), $27.3 million (after income taxes of $17.6 million), and $33.3 million (after income taxes of $22.4 million), to net income for the years ended December 31, 2002, 2001 and 2000, respectively.

Deferred Revenue

        Nasdaq's deferred revenue as of December 31, 2002 relating to Corporate Client Group revenues will be recognized in the following years:

(in thousands)	Initial	LAS	Annual and Other	Total
Fiscal year ended
2003	$30,993	$33,640	$—	$64,633
2004	26,267	23,098	—	49,365
2005	19,962	13,213	—	33,175
2006	9,777	2,855	—	12,632
2007 and thereafter	6,858	35	—	6,893

	$93,857	$72,841	$—	$166,698

        Nasdaq's deferred revenue for the year ended December 31, 2002 and 2001 is reflected in the following tables. The additions reflect Corporate Client Group revenue charged during the year while the amortization reflects Corporate Client Group revenue recognized during the year based on SAB 101.

(in thousands)	Initial	LAS	Annual and Other	Total
Balance at January 1, 2002	$104,629	$82,424	$—	$187,053
Additions	22,840	27,948	105,528	156,316
Amortization	(33,612)	(37,531)	(105,528)	(176,671)

Balance at December 31, 2002	$93,857	$72,841	$—	$166,698

(in thousands)	Initial	LAS	Annual and Other	Total
Balance at January 1, 2001	$127,693	$76,651	$—	$204,344
Additions	12,602	41,637	84,594	138,833
Amortization	(35,666)	(35,864)	(84,594)	(156,124)

Balance at December 31, 2001	$104,629	$82,424	$—	$187,053

5.    Real Estate Developments

        During the fourth quarter of 2001, as a result of the terrorist attacks on September 11, 2001, Nasdaq decided to relocate its New York City headquarters from One Liberty Plaza, which was adjacent to the site where the World Trade Center Towers stood, to a location closer to its Times Square MarketSite Building. As of December 31, 2001, Nasdaq was obligated under the terms of its One Liberty Plaza lease to pay $106.9 million over the remaining life of the lease and recorded an estimated loss on the sublease of $21.5 million, which was included in Other expenses on the Consolidated Statements of Income.

        Nasdaq signed a lease commencing May 1, 2002 at 1500 Broadway, directly across from the MarketSite building and began marketing the space at its One Liberty Plaza location. Due to the softening of the real estate market in lower Manhattan, Nasdaq reconsidered its decision to relocate to 1500 Broadway and decided to support the downtown Manhattan community and maintain its headquarters at One Liberty Plaza. As a result of the decision to remain at One Liberty Plaza, Nasdaq reevaluated the loss recorded in 2001 for One Liberty Plaza as well as its original plans to move to 1500 Broadway. As of December 31, 2002, Nasdaq was obligated under the terms of its 1500 Broadway lease to pay $84.5 million over the life of the lease. At December 31, 2002, the estimated loss on the sublease (including interest accretion) is approximately $23.2 million including leasehold improvements. The estimated loss was calculated using an 8% net discount rate and an estimated 22-year sublease term commencing December 2003 at estimated market rates. Nasdaq will continue to evaluate its estimated loss on 1500 Broadway.

        In addition, it was necessary for Nasdaq to make certain non-budgeted expenditures relating to September 11, 2001, including, but not limited to, costs related to the efforts to restore services to market participants, the testing of trading systems and required reconfiguring of technology, telecommunications and alternative office facilities due to the temporary relocation of employees. These other third and fourth quarter 2001 expenses of $1.7 million were included in Other expenses on the Consolidated Statements of Income. To date, Nasdaq has received $0.4 million of insurance reimbursement relating to the above claim and is included in Other revenue on the Consolidated Statements of Income.

6.    Investments

        Investments consist of U.S. Treasury securities, obligations of U.S. Government sponsored enterprises, municipal bonds, equity securities and other financial instruments. Following is a summary of investments classified as available-for-sale that are carried at fair value as of December 31, 2002:

	Available-for-Sale Securities
(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2002
U.S. Treasury securities and obligations of U.S. government agencies	$115,941	$801	$137	$116,605
Obligations of states and political subdivisions	12,726	128	—	12,854
Asset-backed securities	24,645	179	—	24,824
U.S. corporate securities	55,865	404	91	56,178

Total debt securities	209,177	1,512	228	210,461
Equity securities	13,946	513	2,795	11,664

Total	$223,123	$2,025	$3,023	$222,125

        At December 31, 2002, all held-to-maturity investments consisted of U.S. Treasury securities and obligations of U.S. government agencies. The cost of the securities were $28.4 million and had gross unrealized capital gains of $577 thousand and a total estimated fair value of $29.0 million at December 31, 2002.

        Following is a summary of investments classified as available-for-sale which are carried at fair value as of December 31, 2001:

	Available-for-Sale Securities
(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2001
U.S. Treasury securities and obligations of U.S. government agencies	$156,197	$1,749	$207	$157,739
Obligations of states and political subdivisions	45,670	817	61	46,426
Asset-backed securities	1,042	33	—	1,075
U.S. corporate securities	5,537	92	90	5,539

Total debt securities	208,446	2,691	358	210,779
Equity securities	17,373	1,595	1,718	17,250

Total	$225,819	$4,286	$2,076	$228,029

        At December 31, 2001, all held-to-maturity investments consisted of U.S. Treasury securities and obligations of U.S. government agencies. The cost of the securities were $28.6 million and had gross unrealized capital gains and losses of $570 thousand and $31 thousand, respectively, and a total estimated fair value of $29.1 million at December 31, 2001.

        The cost and estimated fair value of debt and marketable equity securities classified as available-for-sale that are carried at fair value at December 31, 2002, by contractual maturity, are shown below.

	Gross Unrealized
(in thousands)
	Cost	Gain	Loss	Fair Value
Due in one year or less	$70,514	$101	$138	$70,477
Due after one through five years	118,493	579	90	118,982
Due after five through 10 years	18,647	696	—	19,343
Due after 10 years	1,523	136	—	1,659

Total debt securities	209,177	1,512	228	210,461
Equity securities	13,946	513	2,795	11,664

Total	$223,123	$2,025	$3,023	$222,125

        All investments classified as held-to-maturity mature in 2003 and 2004 in the amounts of $18.7 million and $9.7 million, respectively.

        During the years ended December 31, 2002 and 2001, debt and marketable equity available-for-sale securities with a fair value at the date of sale of $222.5 million and $396.6 million, respectively, were sold. For the years ended December 31, 2002, 2001 and 2000, the gross realized gains on such sales totaled $3.0 million $1.8 million and $2.8 million, respectively and the gross realized losses totaled $2.9 million, $4.2 million and $1.0 million, respectively. The net adjustment after tax to unrealized holding gains (losses) on available-for-sale securities included as a separate component of stockholders' equity totaled ($1.1) million, ($1.2) million and ($0.2) million for 2002, 2001 and 2000 respectively. The net adjustment to unrealized gains (losses) on available-for-sale securities included as a separate component of stockholders' equity due to the sale of securities totaled ($0.9) million, $2.1 million and ($1.2) million for 2002, 2001 and 2000, respectively.

        In accordance with SFAS 115, Nasdaq recognized a pre-tax charge of $1.0 million in the fourth quarter of 2002 attributable to the impairment of certain publicly-traded equity securities. The impairment charge was related to the decline in the fair value of Nasdaq's publicly-traded equity investments below their cost basis that was judged to be other-than-temporary. Nasdaq recorded the impairment loss in the Consolidated Statements of Income and adjusted the cost basis of respective securities down to fair value as a new cost basis.

        At December 31, 2002 and 2001, investments with a carrying value of approximately $28.4 million and $28.6 million were pledged as collateral for Nasdaq's $25.0 million note payable. (See Note 10, Senior Notes and Credit Facility, for further information.)

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

        In September 2000, OptiMark announced a strategic change in its business that will allow it to focus on providing technology solutions to electronic marketplaces. As part of the change, OptiMark decided to suspend trading operations on the OptiMark Trading System. As a result, Nasdaq management concluded that its investment in warrants in OptiMark as well as the realization of the deferred revenue related to these warrants was impaired and reduced its investment in warrants and related deferred revenue to zero. As of December 31, 2002, Nasdaq still considered the investment in warrants and the related deferred revenue impaired.

7.    Goodwill and Other Intangible Assets

        At December 31, 2002 and 2001, Nasdaq had goodwill of $10.1 million related to its acquisitions of Nasdaq Europe and Nasdaq Tools.

        Intangible assets with a definite life continue to be amortized over their estimated useful lives. At December 31, 2002 and December 31, 2001, Nasdaq has intangible assets of $6.5 million and $9.3 million (net of accumulated amortization of $7.2 million and $4.6 million), respectively. Nasdaq estimates amortization expense of $2.7 million in both 2003 and 2004 and $0.6 million in 2005.

        Through December 31, 2001, goodwill was amortized over periods of five to 10 years on a straight-line basis. The following table presents the impact of SFAS 142 on reported net income and earnings per share had the accounting standard been in effect for December 31, 2001 and 2000:

	Year ended December 31,
(in thousands, except per share amounts)
	2002	2001	2000
Net income- as reported	$43,128	$40,463	$23,306
Add back: Goodwill amortization (net of tax of $660 and $422 for December 31, 2001 and 2000, respectively)	—	1,023	654

Adjusted net income	$43,128	$41,486	$23,960

Basic earnings per share:
Reported net income	$0.40	$0.35	$0.21
Add back: Goodwill amortization	—	0.01	0.01

Adjusted net income	$0.40	$0.36	$0.22

Diluted earnings per share:
Reported net income	$0.40	$0.35	$0.21
Add back: Goodwill amortization	—	0.01	0.01

Adjusted net income	$0.40	$0.36	$0.22

8.    Joint Ventures and Equity Method Investments

NQLX

        On June 1, 2001, Nasdaq and LIFFE formed NQLX, a U.S. joint venture company to list and trade single stock futures. Nasdaq has committed up to $25.0 million plus the rights to use certain of its trademarks in this venture. Nasdaq made $2.0 million of capital contributions to the NQLX joint venture in 2001. During 2002, Nasdaq made additional contributions to NQLX of $16.0 million. An additional $7.0 million is expected to be contributed in 2003, which will fulfill Nasdaq's Board's initial approval of $25.0 million. On August 21, 2001, the Commodity Futures Trading Commission approved NQLX as a futures market and self-regulatory organization and on November 8, 2002 NQLX was launched. Through the end of 2002, NQLX operated under a fee holiday during which NQLX had no revenue. This fee holiday ended on March 31, 2003. Nasdaq accounts for its investment in NQLX under the equity method of accounting. In 2002 and 2001, Nasdaq recorded losses of approximately $9.0 million and $6.0 million, respectively representing its share of the losses incurred by NQLX. These losses are included in Other expenses in the Consolidated Statements of Income.

        A condensed summary of assets and liabilities and results of operations for NQLX for 2002 and 2001 follows:

	December 31,
(in thousands)
	2002	2001
Condensed balance sheet information:
Current assets	$5,279	$1,595
Non-current assets	5,156	3,085
Current liabilities	4,255	1,034
Non-current liabilities	—	10,287
	Year Ended December 31,
(in thousands)
	2002	2001
Condensed income statement information:
Expenses	$17,399	$11,939
Loss from operations	(17,399)	(11,939)
Net loss	(17,807)	(11,919)

Nasdaq Japan

        In 1999, the NASD contributed approximately $2.6 million for its initial 50.0% interest in Nasdaq Japan. After granting a restricted stock award of 4.0% of its shares, the NASD transferred its remaining 46.0% interest to Nasdaq Global. In October 2000, Nasdaq Japan sold an approximate 15.0% stake for approximately $48.0 million to a group of 13 major Japanese, U.S. and European brokerages, thereby reducing Nasdaq Global's interest from 46.0% to approximately 39.2%. As a result of the private placement, Nasdaq increased the carrying value of its investment by approximately $7.8 million, recorded through stockholders equity, to reflect its adjusted share of the book value of Nasdaq Japan. In 2001, Nasdaq invested an additional $7.4 million in Nasdaq Japan, increasing its ownership to 39.7%.

        During the second quarter of 2002, Nasdaq recognized an other-than-temporary impairment of its investment in Nasdaq Japan. Nasdaq recognized this impairment as a result of the depressed level of market activity in Japan, combined with the suspension of Nasdaq Japan's hybrid trading system due to the inability to gain exchange approval of market rules and industry participation. These conditions led management to conclude that Nasdaq Japan would not be profitable in the foreseeable future.

        On August 16, 2002, the Board of Directors of Nasdaq Japan voted to take the company to dormant status, effectively ceasing operations. Shareholders of Nasdaq Japan subsequently ratified this decision. After careful consideration of a range of options, Nasdaq Japan's Board concluded that under current economic circumstances there was not a profitable path forward for the company. A letter was sent to the Osaka Securities Exchange formally giving notice of termination of the Business Cooperation Agreement between the Osaka Exchange and Nasdaq Japan. Nasdaq Japan is currently in liquidation status and is expected to be completely dissolved in the second quarter of 2003. Companies listed on the Nasdaq Japan Market retained their listing on the Osaka Exchange and experienced no disruption to trading.

        The net impact of the other-than-temporary impairment on Nasdaq's pre-tax income for 2002 was $15.2 million. This represented a complete write-down of the investment, outstanding and unfunded loans (an additional $6.0 million was loaned and $7.0 million was committed during 2002), foreign exchange translation losses and other receivables, partially offset by a re-valuation of certain variable Nasdaq Japan stock based awards of approximately $7.9 million.

        Prior to the impairment loss recognized on its investment in Nasdaq Japan, Nasdaq accounted for its investment in Nasdaq Japan under the equity method of accounting. Including the impairment of $15.2 million Nasdaq recorded losses of $18.3 million in 2002 and $11.3 million in 2001. No additional losses are expected to be recorded regarding Nasdaq Japan.

        A condensed summary of assets and liabilities and results of operations for Nasdaq Japan for the six months ended June 30, 2002 and for the years ended December 31, 2001 and 2000 follows:

(in thousands)	June 30, 2002	December 31, 2001
Condensed balance sheet information:
Current assets	$10,300	$18,560
Non-current assets	3,967	16,940
Current liabilities	4,384	13,278
Non-current liabilities	15,137	6,065
		Year ended
	Six Months Ended June 30, 2002
(in thousands)		December 31, 2001	December 31, 2000
Condensed income statement information:
Revenue	$1,187	$1,971	$1,144
Expenses	22,990	36,525	32,441
Loss from operations	(20,995)	(34,554)	(31,297)
Net loss	(21,009)	(35,381)	(31,962)

9.    Fair Value of Financial Instruments

        Nasdaq considers cash and cash equivalents, receivables, receivables from related parties, investments, accounts payable and accrued expenses, accrued personnel costs and senior notes and subordinated notes to be its financial instruments. The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, receivables, receivables from related parties, investments, accounts payable and accrued expenses and accrued personnel costs closely approximates their fair values due to the short-term nature of these assets and liabilities. The approximate fair value of Nasdaq's senior notes, subordinated notes and obligations under capital leases was estimated using discounted cash flow analysis based on Nasdaq's assumed incremental borrowing rates for similar types of borrowing arrangements. This analysis indicates that the fair value of these obligations at December 31, 2002 and 2001 approximates their carrying amounts.

10.  Senior Notes and Credit Facility

        On May 9, 2002, Nasdaq issued $150.0 million in aggregate principal amount of its 5.83% senior notes due 2007 (the "Senior Notes") in a private placement. The Senior Notes are unsecured, pay interest quarterly and may be redeemed by Nasdaq at any time, subject to a make-whole amount. The make-whole amount is equal to the excess of the discounted value of the remaining scheduled payments discounted at a factor equal to 50 basis points over the yield to maturity of U.S. Treasury securities having a maturity equal to the remaining average life of the redeemed amount. The proceeds from the Senior Notes, approximately $149.0 million after payment of placement agent commissions and expenses of this offering, were used to fund a portion of the cash consideration paid to the NASD in the Repurchase and for general corporate purposes. Interest expense under the agreement totaled approximately $5.6 million for the year ended December 31, 2002.

        On August 29, 2002, Nasdaq entered into a $150.0 million unsecured revolving-credit facility as amended, (the "Facility"). The Facility, which is syndicated to five banks, makes $150.0 million available to Nasdaq for a 364-day term. Nasdaq intends to use the Facility for general corporate purposes. The interest rate applicable to borrowings under the Facility (a) for U.S. based loans will be based on the higher of Citibank N.A.'s base rate and 0.5 percent per annum above the then current Federal Funds rate and (b) for LIBOR loans will be based on the offered rate for deposits in the U.S. dollars with a comparable maturity plus 0.36 percent per annum. The Facility provides for an annual fee of 0.09% of the $150.0 million Facility. The Facility, as amended, has various covenants customary for this type of facility that require Nasdaq, among other things, to maintain various financial ratios such as consolidated long-term debt to capitalization, minimum tangible net worth and consolidated earnings before interest, taxes and depreciation and amortization to consolidated interest expense. Noncompliance with the terms of the Facility by Nasdaq could result in the cancellation of the Facility with any amounts outstanding under the Facility becoming payable immediately. At December 31, 2002, Nasdaq had not utilized the Facility, and the entire $150.0 million of the Facility was available.

        In May 1997, Nasdaq entered into a $25.0 million note payable with a financial institution (the "Lender"). Principal payments are scheduled to begin in 2007 and continue in equal monthly installments until maturity in 2012. The note requires monthly interest payments through May 2007 at an annual rate of 7.41%. After May 2007, Nasdaq will incur interest equal to the Lender's cost of funds rate, as defined in the agreement, plus 0.5%. Interest expensed and paid under the agreement totaled approximately $1.9 million for each of the years ended December 31, 2002, 2001 and 2000.

        Nasdaq Europe has $26.0 million and $23.5 million of notes payable outstanding with third parties as of December 31, 2002 and 2001, respectively. These notes are denominated in Euros, and $11.3 million matures in 2003 and the remaining notes mature in 2004 or within five days of default of any loan covenant. Nasdaq Europe incurs interest expense at a rate of 6.0% on approximately $4.3 million of the notes and London Inter-Bank Offered Rate plus 1% on the remaining $21.7 million of the notes. Interest expensed and accrued totaled approximately $1.1 million and $0.8 million for the years ended December 31, 2002 and 2001, respectively.

        Nasdaq Europe also has $21.7 million of intercompany loans with Nasdaq outstanding as of December 31, 2002. Nasdaq funded these loans to finance the operations of Nasdaq Europe and to enable Nasdaq Europe to invest in Nasdaq Deutschland AG, a venture among Nasdaq Europe, several German banks and two regional German exchanges (See Note 17, Commitments and Contingencies, for further discussion). Nasdaq has agreed to convert the intercompany loans from debt to equity if the majority of the European strategic partners also convert their debt to equity. In October 2002, Nasdaq Europe's strategic investors committed to convert approximately $18.6 million or 73.8% of Nasdaq Europe's external debt to equity ($44.5 million or 87.1% including intercompany debt with Nasdaq). The conversion was formally approved by Nasdaq Europe's Board in March 2003 and is expected to close in May 2003.

11.  Subordinated Notes

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

        In 2002, Nasdaq stockholders approved an amendment to Nasdaq's Restated Certificate of Incorporation (the "Certificate of Incorporation") that provided for voting debt. As a result, the holders of the Subordinated Notes may vote on an as-converted basis on all matters on which holders of common stock have the right to vote, subject to the current 5.0% voting limitation in the Certificate of Incorporation. Nasdaq has granted Hellman & Friedman certain registration rights with respect to the shares of Common Stock underlying the Subordinated Notes.

        On an as-converted basis, Hellman & Friedman owned an approximate 13.9% equity interest as a result of these Subordinated Notes in Nasdaq as well as 500,000 shares owned of Common Stock as of December 31, 2002. Hellman & Friedman is permitted to designate one person reasonably acceptable to Nasdaq for nomination as a director of Nasdaq for so long as Hellman & Friedman owns Subordinated Notes and/or shares of Common Stock issued upon conversion thereof representing at least 50.0% of the shares of Common Stock issuable upon conversion of the Subordinated Notes initially purchased. F. Warren Hellman, chairman of Hellman & Friedman, serves as a director of Nasdaq pursuant to this agreement.

12.  Income Taxes

        The income tax provision consists of the following amounts:

	Years ended December 31,
(in thousands)
	2002	2001	2000
Current income taxes:
Federal	$22,183	$50,625	$75,446
State	5,204	10,885	14,138

Total current income taxes	27,387	61,510	89,584

Deferred income taxes:
Federal	11,259	(22,078)	(53,717)
State	2,403	(1,100)	(13,346)

Total deferred income taxes	13,662	(23,178)	(67,063)

Less deferred tax benefit attributable to cumulative effect of change in accounting principle	—	—	67,956

Total provision for income taxes	$41,049	$38,332	$90,477

Income taxes paid during the year	$79,117	$26,844	$101,171

        A reconciliation of the U.S. federal statutory rate to Nasdaq's effective tax rate for the years ended December 31, 2002, 2001 and 2000 is as follows:

	Years ended December 31,
	2002	2001	2000
Federal	35.0%	35.0%	35.0%
State	5.9	6.2	3.6
Foreign losses without U.S. benefit	12.0	15.9	2.9
Tax preferred investments	(0.9)	(6.9)	—
Tax credit	(2.8)	(4.6)	—
State temporary differences at a lower rate	—	1.9	—
Other	(0.4)	1.1	0.6

Effective rate	48.8%	48.6%	42.1%

        The temporary differences, which give rise to Nasdaq's deferred tax assets and (liabilities) consisted of the following:

	December 31,
(in thousands)
	2002	2001
Deferred tax assets	$162,381	$155,441
Deferred tax liabilities	(51,538)	(41,981)

Net deferred tax asset before valuation allowance	$110,843	$113,460
Less: Valuation allowance	(39,362)	(29,284)

Net deferred tax asset	$71,481	$84,176

        As of December 31, 2002 and 2001, respectively, deferred tax assets consisted primarily of book and tax differences related to deferred fees of $72.6 million and $78.3 million, foreign net operating losses of $33.3 million and $31.3 million, technology costs of $9.6 million and $11.8 million, and bad debts of $9.6 million and $5.9 million.

        As of December 31, 2002 and 2001, respectively, deferred tax liabilities consisted primarily of book and tax differences related to software development costs of $35.9 million and $29.0 million, and depreciation of $10.8 million and $10.6 million.

        The increase in the valuation allowance is due to an increase in foreign net operating losses. Of the $33.3 million foreign net operating losses at December 31, 2002, $11.0 million will expire 2007 through 2009 and $22.3 million have no expiration date. In addition, on December 31, 2002 and 2001, Nasdaq has a deferred tax asset related to a deferred capital loss carryforward of $6.1 million.

        The following represents the domestic and foreign components of income (loss) before income tax expense:

	Years ended December 31,
(in thousands)
	2002	2001	2000
Domestic	$113,716	$114,640	$233,647
Foreign	(29,539)	(35,845)	(18,774)

Income before income tax expense	$84,177	$78,795	$214,873

13.  Employee Benefits

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

        In addition, Nasdaq participates in a Supplemental Executive Retirement Plan ("SERP") that is maintained by the NASD for certain senior executives.

        The following table sets forth the combined plans' funded status and amounts recognized as of December 31:

(in thousands)	2002	2001
Change in benefit obligation
Benefit obligation at beginning of year	$68,382	$53,667
Net employee transfers into plan	821	147
Service cost	7,460	7,032
Interest cost	4,972	4,519
Actuarial losses	4,373	5,384
Benefits paid	(10,279)	(4,860)
Plan amendments	411	1,127
Curtailments	—	(1,301)
Special benefits	—	760
Loss due to change in discount rate	5,961	1,907

Benefit obligation at end of year	82,101	68,382

Change in plan assets
Fair value of plan assets at beginning of year	39,192	31,464
Net employee transfers into plan	1,201	8,419
Actual return on plan assets	(4,969)	848
Company contributions	9,206	3,321
Benefits paid	(10,279)	(4,860)

Fair value of plan assets at end of year	34,351	39,192

Underfunded status of the plan	(47,750)	(29,190)
Unrecognized net actuarial gain	25,534	7,305
Unrecognized prior service cost	1,464	1,585
Unrecognized transition asset	(279)	(337)

Accrued benefit cost	$(21,031)	$(20,637)

Weighted-average assumptions as of December 31:
Discount rate	6.8%	7.3%
Expected return on plan assets	9.0	9.0
Rate of compensation increase	5.5	5.5

(in thousands)	2002	2001	2000
Components of net periodic benefit cost
Service cost	$7,460	$7,032	$4,543
Interest cost	4,971	4,519	3,246
Expected return on plan assets	(3,529)	(3,311)	(2,533)
Amortization of unrecognized transition asset	(58)	(58)	(57)
Recognized net actuarial (gain)/ loss	(413)	160	145
Prior service cost recognized	474	465	131
Special benefits	—	760	—
Curtailment/settlement loss recognized	1,248	—	1,296

Benefit cost	$10,153	$9,567	$6,771

        During 2002, there was a settlement of $1.2 million for employees included within the SERP plan due to early retirements. During 2001, there was a curtailment gain recognized of $1.3 million in the pension plan to reflect the reduction in force on June 26, 2001.

        Pursuant to the provisions of SFAS No. 87 "Employer's Accounting for Pensions," related to the SERP, an intangible asset of $1.0 million and an adjustment to stockholders' equity of $1.4 million (net of tax of $0.9 million), were recorded as of December 31, 2001 to recognize the minimum pension liability. As of December 31, 2002, both the intangible asset and the adjustment to stockholders' equity were reduced to $0.6 million and $1.1 million (net of tax of $0.7 million), respectively.

        Prior to April 1, 2002, Nasdaq participated in a voluntary savings plan for eligible employees of the NASD and its subsidiaries. As of April 1, 2002, in accordance with the Restructuring, Nasdaq formed its own voluntary savings plan and all amounts were transferred to this new plan. Employees are immediately eligible to make contributions to the plan and are also eligible for an employer contribution match at an amount equal to 100% of the first 4% of eligible employee contributions. Eligible plan participants may also receive an additional discretionary match from Nasdaq. Savings plan expense for the years ended December 31, 2002, 2001 and 2000, was $1.8 million, $5.9 million and $3.7 million, respectively. The expense includes a discretionary match authorized by the Nasdaq Board of Directors totaling $0.75 million for the year ended December 31, 2001 and $1.3 million for the year ended December 31, 2000. There was no discretionary match for 2002.

14.  Stock Compensation and Stock Awards

        Effective December 5, 2000, as amended on January 23, 2002, Nasdaq adopted The Nasdaq Stock Market, Inc. Equity Incentive Plan (the "Plan"), under which nonqualified and qualified incentive stock options, restricted stock, restricted stock units, or other stock based awards may be granted to employees, directors, officers and consultants. A total of 24,500,000 shares are authorized under the Plan. At December 31, 2002, 12,967,435 shares were available for future grants under the Plan.

        In 2002, Nasdaq granted 2,155,279 stock options and 76,950 shares of restricted stock to employees and officers and 65,000 options to non-employee Board of Directors members pursuant to the Plan. During 2002, 919,851 stock options and 48,570 shares of restricted stock awards were forfeited.

        Restricted stock awards are awarded in the name of the employee or officer at fair value on the date of the grant. The awards contain restrictions on sales and transfers, are generally subject to a five-year vesting period and are expensed over the vesting period. Nasdaq recognized $2.0 million and $4.1 million in amortization expense related to restricted stock during the years ended December 31, 2002 and December 31, 2001, respectively.

        Stock options are granted with an exercise price equal to the estimated fair market value of the stock on the date of the grant. Nasdaq accounts for stock option grants in accordance with APB 25, and, accordingly, recognizes no compensation expense related to such grants.

        Options granted generally vest over three years and expire 10 years from the date of grant. All options to date have been granted at fair market value on the date of grant. At December 31, 2002, options for 5,292,654 shares were vested, and exercisable with a weighted-average exercise price of $12.77. At December 31, 2001, options for 3,597,430 shares were vested, and exercisable with a weighted-average exercise price of $12.73.

        Stock option activity during the year ended December 31, 2002 is set forth below:

		Price per Share
	Shares	Range	Weighted Average
Balance, January 1, 2002	9,625,587	$10.25–$13.00	$12.70
Granted	2,220,279	$13.00–$19.70	$13.65
Exercised	8,612	$10.25–$13.00	$10.65
Forfeited	919,851	$10.25–$13.00	$12.38
Balance, December 31, 2002	10,917,403	$10.25–$19.70	$12.91

        Stock option activity during the year ended December 31, 2001 is set forth below:

		Price per Share
	Shares	Range	Weighted Average
Balance, January 1, 2001	—	—	—
Granted	10,795,223	$10.25–$13.00	$12.73
Exercised	—	—	—
Forfeited	1,169,636	$10.25–$13.00	$12.98
Balance, December 31, 2001	9,625,587	$10.25–$13.00	$12.70

        Nasdaq has an employee stock purchase plan for all eligible employees. Under the plan, shares of Common Stock may be purchased at six-month intervals (each, an "Offering Period") at 85% of the lower of the fair market value on the first or the last day of each Offering Period. Employees may purchase shares having a value not exceeding 10% of their annual compensation, subject to applicable annual Internal Revenue Service limitations. During 2002 and 2001, employees purchased an aggregate of 210,046 and 326,580 shares at a weighted-average price of $10.22 and $10.63 per share, respectively.

        Pro forma information regarding net income and earnings per share is required under SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and has been determined as if Nasdaq had accounted for all stock option grants based on the fair value method. The fair value of each stock option grant was estimated at the date of grant using the Black-Scholes valuation model assuming a weighted-average expected life of five years, weighted-average expected volatility of 30% and a weighted-average risk free interest rate of 4.31% and 4.68% for 2002 and 2001, respectively. The weighted-average fair value of options granted in 2002 and 2001 was $4.69 and $4.55, respectively.

        Pro forma net income includes the amortization of the fair value of stock options over the vesting period and the difference between the fair value and the purchase price of common shares purchased by employees under the employee stock purchase plan. The pro forma information for the years ended December 31, 2002 and December 31, 2001 is as follows:

	2002		2001
(in thousands, except per share amounts)
	Reported	Pro forma	Reported	Pro forma
Net income	$43,128	$37,639	$40,463	$25,104
Basic and diluted earnings per share	$0.40	$0.33	$0.35	$0.22

        In May and July 2000, restricted Common Stock and options on Common Stock of Nasdaq Japan were awarded to certain Nasdaq officers and key employees who devote substantial time to the operations of Nasdaq Japan. These awards contained restrictions and were subject to vesting provisions, generally three years. The options were granted at an exercise price of $125 per share, the estimated fair market value of the common stock at the time of the award. The options were exercisable for a period of seven years. As of December 31, 2001 there were 784 stock options outstanding to purchase shares of Nasdaq Japan held by Nasdaq Global, 261 of them exercisable with an approximate value of $6,175 per share. The restricted Common Stock award was for 1,900 shares at the estimated fair value of $125 per share. Approximately one-third of the shares vested immediately while the remaining two-thirds were to vest over a two-year period. As of December 31, 2001, the restricted Common Stock had an approximate value of $6,250 per share. All share and dollar amounts reflect a four-for-one stock split of Nasdaq Japan shares in April 2001.

        The options and restricted Common Stock awards were marked to market, and the fair value was being expensed over the vesting periods. Nasdaq recorded approximately $2.8 million and $3.8 million in compensation expense related to these awards in 2001 and 2000, respectively. During the second quarter of 2002, Nasdaq recognized a $15.2 million other-than-temporary impairment of its investment in Nasdaq Japan. Included in this impairment charge was a benefit for the revaluation of the stock based awards of approximately $7.9 million. As of December 31, 2002, the options outstanding have no value and effectively were cancelled. On August 16, 2002 the Board of Directors of Nasdaq Japan voted to take the company to dormant status, effectively ceasing operations. Nasdaq Japan is currently in liquidation status and is expected to be completely dissolved in the second quarter of 2003. (See Note 2, Significant Transactions, for further discussion.)

15.  Leases

        Nasdaq leases certain office space and equipment in connection with its operations. The majority of these leases contain escalation clauses based on increases in property taxes and building operating costs. Certain of these leases also contain renewal options. Rent expense for operating leases was $14.0 million, $11.0 million and $9.9 million for the years ended December 31, 2002, 2001 and 2000, respectively.

        Future minimum lease payments under non-cancelable operating leases with initial or remaining terms of one year or more, (including the lease obligation at 1500 Broadway of $84.5 million, See Note 5, Real Estate Developments, for further discussion) consisted of the following at December 31, 2002:

(in thousands)
Year ending December 31:
2003	$17,742
2004	20,458
2005	19,806
2006	19,765
2007	19,987
Remaining years	193,189

Total minimum lease payments	$290,947

        Future minimum lease payments under non-cancelable capital leases with initial or remaining terms of one year or more consisted of the following at December 31, 2002:

(in thousands)
Year ending December 31:
2003	$5,222
2004	5,222
2005	3,048

Total minimum lease payments	13,492
Imputed interest	(1,361)

Present value of net minimum payments	$12,131

16.  Accumulated Other Comprehensive Income

        Comprehensive income is composed of net income and other comprehensive income, which includes the after-tax change in unrealized gains and losses on available-for-sale securities, foreign currency translation adjustments and a minimum pension liability adjustment.

        The following table outlines the components of other comprehensive income:

(in thousands)	Unrealized Gains (Losses)(a)	Translation Adjustments(b)	Minimum Pension Liability(c)	Accumulated Other Comprehensive Income
Balance, January 1, 2000	$1,742	$—	$—	$1,742
Net change	(1,421)	(2,213)	—	(3,634)

Balance, December 31, 2000	321	(2,213)	—	(1,892)
Net change	918	(4,607)	(1,395)	(5,084)

Balance, December 31, 2001	1,239	(6,820)	(1,395)	(6,976)
Net change	(2,048)	6,402 (d)	296	4,650

Balance, December 31, 2002	$(809)	$(418)	$(1,099)	$(2,326)

(a)
Primarily represents the after-tax difference between the fair value and cost (after recognition of $0.7 million in an after tax other-than-temporary loss) of the available-for-sale securities portfolio.

(b)
Includes after-tax gains and losses on foreign currency translation from operations for which the functional currency is other than the U.S. dollar.

(c)
Represents the after-tax adjustment to record the minimum pension liability for the SERP.

(d)
Approximately $2.4 million of foreign currency translation loss has been recognized in the "Nasdaq Japan impairment loss" line item on the Consolidated Statements of Income. (See Note 2, Significant Transactions, for further discussion.)

17.  Commitments and Contingencies

        As of December 31, 2002, €21.3 million ($22.3 million) was funded in the form of a loan from a commitment of €31.8 million ($33.4 million) for Nasdaq Europe. Of the funded amount, €15.5 million ($16.2 million) was used to finance the operations of Nasdaq Europe through 2002. The remaining €5.8 million ($6.1 million) was used to enable Nasdaq Europe to invest in Nasdaq Deutschland AG, a venture among Nasdaq Europe, several German banks and two regional German exchanges. Nasdaq has agreed to convert the aggregate amount of outstanding loans from debt to equity if the majority of the European strategic partners also convert their debt to equity. In October 2002, Nasdaq Europe's strategic investors committed to convert 73.8% of Nasdaq Europe's external debt to equity (or 87.1% including intercompany debt with Nasdaq). The conversion was formally approved by Nasdaq Europe's Board in March 2003 and is expected to close in May 2003. An additional €10.5 million ($11.1 million) is expected to be contributed in 2003 for Nasdaq Europe operations, which will fulfill Nasdaq's Boards funding approval of €31.8 million ($33.4 million).

        Nasdaq has agreed to guarantee the provision of certain support and maintenance services for the trading platform to be operated by Nasdaq Deutschland AG in the event Nasdaq Europe no longer provides such services due to circumstances including its liquidation or winding down. Nasdaq's obligation to provide services would continue for a period of 18 months from the date the guarantee is triggered, but in no event longer than three years from the date trading begins on the Nasdaq Deutschland exchange. Nasdaq will be obligated to perform under the guarantee only if Nasdaq Deutschland satisfies certain conditions, including minimum quarterly order flow requirements for periods starting in the fourth quarter of 2003. Nasdaq estimates the maximum cost of providing the services at €14.7 million ($15.4 million) over the term of the guarantee.

        In December 2002, Nasdaq purchased the NASD's 50.0% interest in the NASD Insurance Agency (subsequently renamed the Nasdaq Insurance Agency, LLC ("NIA")). Nasdaq's consideration for the NASD's 50.0% interest consisted of an upfront payment of $0.5 million and up to $5.1 million based on NIA's stream of contingent cash flow through 2011. Nasdaq will pay (a) 20% of NIA's cash flows until Nasdaq has paid the NASD $2.3 million from cash flows; (b) 10% of NIA's cash flows until Nasdaq has paid the NASD a cumulative amount of $3.0 million from cash flows; (c) 5% of NIA's cash flows until Nasdaq has paid the NASD the full cumulative amount of $5.1 million from cash flows.

        During 2001, Nasdaq agreed to fund a portion of the necessary expenses related to the separation of software, hardware and data under a plan to transition technology applications and support from Nasdaq to Amex. The NASD originally integrated certain Nasdaq and Amex technology subsequent to the 1998 acquisition of Amex by the NASD. The total estimated cost of the separation had been established at a maximum of $29.0 million, and was to be shared evenly between Nasdaq and the NASD. In 2002 and 2001, Nasdaq accrued $5.3 million and $9.2 million, respectively under this commitment fulfilling its commitment. As of December 31, 2002, $3.7 million has been paid to Amex.

        The Board of Directors of Nasdaq have approved a capital contribution of up to $25.0 million to the NQLX joint venture. Nasdaq made a $2.0 million capital contribution in 2001. During 2002, Nasdaq made additional contributions to NQLX of $16.0 million. An additional $7.0 million is expected to be contributed in 2003, which will fulfill Nasdaq's Board's initial approval of $25.0 million.

        Nasdaq entered into a six-year $600.0 million contract with WorldCom in 1997 to replace the data network that connected the Nasdaq market facilities to market participants. As part of that contract, Nasdaq provided a guaranteed revenue commitment to WorldCom of $300.0 million. Nasdaq was permitted to renegotiate the contract once the minimum guarantee was satisfied. In June 2002, an amendment to the original contract was negotiated with WorldCom once the minimum usage level of $300.0 million was achieved from the original contract. The amended contract supersedes the terms of the existing contract and is for $182.0 million over three years commencing in June 2002. The three-year contract includes fixed and variable cost components for two years and permits Nasdaq to terminate the contract in certain circumstances after the second year. Although WorldCom declared bankruptcy in July 2002, Nasdaq does not foresee any interruption in service under the contract.

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

18.  Related Party Transactions

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

	December 31,
(in thousands)
	2002	2001	2000
Compensation	$24,418	$24,399	$20,283
Professional and contract services	24,038	32,691	34,761
Occupancy	3,202	3,280	2,749
Publications, supplies and postage	1,166	1,514	1,606
Computer operations and data communications	4,570	6,306	7,923
Depreciation	15,481	14,939	11,109
Travel, meetings and training	627	693	785
Other	3,206	—	634

Total	$76,708	$83,822	$79,850

        On June 28, 2000, Nasdaq and NASDR signed a Regulatory Services Agreement pursuant to which NASDR or its subsidiaries would provide regulatory services to Nasdaq and its subsidiaries commencing upon the effectiveness of Exchange Registration. As a result, no services have been performed under this agreement. Pursuant to the terms of the Regulatory Services Agreement, the services provided will be of the same type and scope as are currently provided by NASDR to Nasdaq under the Delegation Plan for a term of ten years. Each regulatory service is to be provided for a minimum of five years, after which time the parties may determine to terminate the provision by NASDR of a particular service. The termination of a particular service will generally be based upon a review of pricing and the need for such services. In 2002, Nasdaq paid NASDR $76.7 million for regulatory services provided pursuant to the Delegation Plan.

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

	December 31,
(in thousands)
	2002	2001	2000
Compensation	$1,689	$16,436	$25,899
Professional and contract services	1,236	4,585	9,986
Occupancy	877	4,992	9,576
Publications, supplies and postage	147	1,337	1,544
Computer operations and data communications	251	191	1,500
Depreciation	344	2,483	2,894
Travel, meetings and training	113	573	1,504
Other	470	1,528	701

Total	$5,127	$32,125	$53,604

        The NASD and Nasdaq entered into a Separation and Common Services Agreement, dated as of January 1, 2002 (the "New Separation Agreement"), which replaced an interim Separation and Common Services Agreement executed in 2000 (the "Interim Agreement"). The services to be provided to Nasdaq by the NASD under the New Separation Agreement are limited to certain finance, technology infrastructure, facilities sharing and legal services, which is substantially more limited than what were previously provided by the NASD under the Interim Agreement. Under the New Separation Agreement, Nasdaq pays to the NASD the costs of the services provided, including any incidental expenses associated with such services. Nasdaq anticipates that the annual costs for services under the New Separation Agreement will drop in future years as Nasdaq reviews the provision of these services and continues to internalize more of these services or seeks alternative third party providers.

Nasdaq Charge to Amex

        Nasdaq incurs technology costs on behalf of Amex related to development of new Amex systems and enhancement of existing Amex systems. Amounts are charged based upon specific projects requested by Amex. Amounts charged from Nasdaq to Amex are included in support costs from related parties and are summarized as follows:

	December 31,
(in thousands)
	2002	2001	2000
Compensation	$509	$605	$345
Professional and contract services	6,011	13,195	4,389
Publications, supplies and postage	—	19	11
Other	347	329	187

Total	$6,867	$14,148	$4,932

        Nasdaq has agreed to fund a portion of the necessary expenses related to the separation of software, hardware and data under a plan to transition technology applications and support from Nasdaq to Amex. The NASD originally integrated Nasdaq and Amex technology subsequent to the 1998 acquisition of Amex by the NASD. The total estimated cost of the separation had been established at a maximum of $29.0 million and was to be shared evenly between Nasdaq and the NASD. In the opinion of management, all methods of cost allocation described above are reasonable for the services rendered. (See Note 17, Commitment and Contingencies, for further information.)

19.  Capital Stock

        At December 31, 2002, 300,000,000 shares of Nasdaq's Common Stock were authorized, 130,518,921 shares were issued and 78,266,708 shares were outstanding. Each share of Common Stock has one vote, except that any person, other than the NASD or any other person as may be approved for such exemption by the Nasdaq Board of Directors prior to the time such person owns more than 5% of the then-outstanding shares of Common Stock, who would otherwise be entitled to exercise voting rights in respect of more than 5% of the then-outstanding shares of Common Stock will be unable to exercise voting rights for any shares in excess of 5% of the then-outstanding shares of Common Stock. In connection with the Restructuring, the NASD sold approximately 10,806,494 warrants to purchase up to an aggregate of 43,225,976 outstanding shares of Common Stock owned by the NASD. The voting rights associated with the shares of Common Stock underlying the warrants, as well as the shares of Common Stock purchased through the valid exercise of warrants, are governed by the voting trust agreement (the "Voting Trust Agreement") entered into by the NASD, Nasdaq and The Bank of New York, as voting trustee (the "Voting Trustee"). Initially, the holders of the warrants (each, a "Warrant Holder" and, collectively, the "Warrant Holders") will not have any voting rights with respect to the shares of Common Stock underlying such warrants. Until Exchange Registration the shares of Common Stock underlying unexercised and unexpired warrant tranches, as well as the shares of Common Stock purchased through the exercise of warrants, will be voted by the Voting Trustee at the direction of the NASD. The voting rights associated with the shares of Common Stock underlying unexercised and expired warrant tranches will revert to the NASD. However, the NASD has determined, commencing upon Exchange Registration, to vote any shares of Common Stock that it owns (other than shares underlying then outstanding warrants) in the same proportion as the other stockholders of Nasdaq. Upon Exchange Registration, the Warrant Holders will have the right to direct the Voting Trustee as to the voting of the shares of Common Stock underlying unexercised and unexpired warrant tranches until the earlier of the exercise or the expiration of such warrant tranches. The shares of Common Stock purchased upon a valid exercise of a warrant tranche prior to Exchange Registration will be released from the Voting Trust Agreement upon Exchange Registration. The shares of Common Stock purchased upon a valid exercise of a warrant tranche after Exchange Registration will not be subject to the Voting Trust Agreement.

        On March 8, 2002, Nasdaq completed the Repurchase of 33,768,895 shares of Nasdaq's Common Stock owned by the NASD, which represented all of the remaining outstanding shares of Common Stock owned by the NASD, except for the 43,225,976 shares of Common Stock underlying the warrants. Nasdaq purchased the Common Stock for approximately $305.2 million in aggregate cash consideration, 1,338,402 shares of Nasdaq's Series A Cumulative Preferred Stock (face and liquidation value of $100 per share, plus any accumulated unpaid dividends), and one share of Nasdaq's Series B Preferred Stock, (face and liquidation value of $1.00 per share). The NASD owns all of the outstanding shares of Series A and Series B Preferred Stock. All of the shares of Common Stock repurchased by Nasdaq from the NASD have been placed into Common Stock in treasury. As of December 31, 2002, there were 30,000,000 shares of preferred stock authorized, 1,338,402 and 1 share of Series A and Series B, respectively issued and outstanding.

        Dividends payable to the NASD on the Series A Preferred Stock began accruing in March 2003. The Series A Preferred Stock carries a 7.6% dividend rate for the year commencing March 2003 and

10.6% in all years commencing after March 2003, payable at the discretion of Nasdaq's Board of Directors. Shares of Series A Preferred Stock do not have voting rights, except for the right as a class to elect two new directors to the Board of Directors anytime distributions on the Series A Preferred Stock are in arrears for four consecutive quarters and as otherwise required by Delaware law. Nasdaq may redeem the shares of Series A Preferred Stock at any time after Exchange Registration and is required to use the net proceeds from an initial public offering ("IPO"), and upon the occurrence of certain other events, to redeem all or a portion of the Series A Preferred Stock. The Series B Preferred Stock does not pay dividends. The NASD, as holder of the one share of the Series B Preferred Stock, will be entitled to cast the number of votes that, together with all other votes that the NASD is entitled to vote by virtue of ownership, proxies or voting trusts, enables the NASD to cast one vote more than one-half of all votes entitled to be cast by stockholders of Nasdaq. If Nasdaq obtains Exchange Registration, the share of Series B Preferred Stock will automatically lose its voting rights and will be redeemed by Nasdaq. In addition to the voting rights of the Common Stock and Series B Preferred Stock, the holders of the Subordinated Notes have certain voting rights as discussed in Note 11, Subordinated Notes.

        On July 1, 2002, the Common Stock of Nasdaq began trading under the symbol "NDAQ" on the Over-the-Counter Bulletin Board. The limited trading of the security began upon the expiration of the contractual transfer restrictions imposed in connection with the sale of Common Stock by Nasdaq and the NASD in Phase I and Phase II of the Restructuring that occurred in June 2000 and January 2001, respectively.

        In connection with the repurchase of ownership interest of a shareholder in Nasdaq Europe Planning in 2001, Nasdaq issued a warrant to purchase up to an aggregate of 479,648 shares of Common Stock. The warrant is exercisable in four annual tranches ranging from $13.00 to $16.00 per share beginning June 28, 2002. The issuance of the warrants has been recorded at fair value in stockholders' equity. As of December 31, 2002 the warrant is still outstanding and no tranches have been exercised.

        On November 12, 2001, Nasdaq sold an aggregate amount of 535,000 shares of Common Stock to five members of the Nasdaq Board of Directors and 500,000 shares of Common Stock to Hellman & Friedman for an aggregate offering price of $10,608,750. The shares were sold in a private transaction at the current fair market value, pursuant to an exemption from registration contained in section 4(2) of the Securities Act.

        In December 2001, the Board adopted a revised Non-Employee Directors Compensation Policy whereby beginning in 2002 all non-employee directors will be awarded 5,000 stock options per year with an exercise price at fair market value, which may be exercised for up to 10 years while serving on the Board of Directors (in general, three years from termination of service on the Board of Directors). On January 23, 2002, 65,000 stock options were awarded to all non-employee directors pursuant to the plan.

20.  Earnings Per Common Share

        Earnings per common share is computed in accordance with SFAS No. 128, "Earnings Per Share" ("SFAS 128"). Basic earnings per share excludes the dilutive effects of options, warrants and convertible securities, and is calculated by dividing net income available to common stock holders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects all potentially dilutive securities.

        The following table sets forth the computation of basic and diluted earnings per share.

	December 31,
(in thousands, except share and per share amounts)
	2002	2001	2000
Numerator
Net income	$43,128	$40,463	$23,306
Accretion of preferred stock dividends	(9,765)	—	—

Net income applicable to common stockholders for basic and diluted earnings per share	$33,363	$40,463	$23,306

Denominator
Weighted-average common shares for basic earnings per share	83,650,478	116,458,902	112,090,493

Weighted-average effect of dilutive securities:
Warrants	1,417	—	—
Employee stock options and awards	421,486	280,789	—

Denominator for diluted earnings per share	84,073,381	116,739,691	112,090,493

Basic and diluted earnings per share:
Before cumulative effect of change in accounting principle	$0.40	$0.35	$1.11
Cumulative effect of change in accounting principle	—	—	(0.90)

Net income	$0.40	$0.35	$0.21

        Options to purchase 10,917,403 shares of Common Stock, 12,000,000 shares underlying Subordinated Notes and 479,648 shares underlying warrants were outstanding during 2002. For the year ending December 31, 2002, 10,709,423 of the options outstanding and 119,912 of the shares underlying the warrants were included in the computation of diluted earnings per share, on a weighted average basis, as their inclusion was dilutive. The remaining options, remaining shares underlying the warrants issued by Nasdaq and the 12,000,000 shares underlying Subordinated Notes outstanding during 2002, were considered antidilutive and were properly excluded.

        Options to purchase 8,569,258 shares of Common Stock, 12,000,000 shares underlying Subordinated Notes and 479,648 shares underlying warrants were outstanding during 2001, but were not included in the computation of earnings per share as their inclusion would be antidilutive. During 2000 there were no potentially dilutive common shares outstanding.

21.  Subsequent Event

Nasdaq Deutschland

        The recapitalization of Bremer Wertpapierbörse AG, a German stock exchange, rebranded as "Nasdaq Deutschland AG" and marketed under the Nasdaq brand, was finalized on January 21, 2003. This exchange, which will be subject to the German public law entity resulting from the merger of the Bremen Stock Exchange and the Berlin Stock Exchange, will initially be majority-owned by Nasdaq Europe. Trading in German and international blue chip and growth stocks began on March 21, 2003.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of The Nasdaq Stock Market, Inc.(+)
3.1.1	Certificate of Amendment of Restated Certificate of Incorporation of The Nasdaq Stock Market, Inc. (# #)
3.2	By-Laws of The Nasdaq Stock Market, Inc.(#)
3.2.1	First Amendment to By-Laws of The Nasdaq Stock Market, Inc.
3.3	Certificate of Designations of The Nasdaq Stock Market, Inc.'s Series A Cumulative Preferred Stock. (>)
3.4	Certificate of Designations of The Nasdaq Stock Market, Inc.'s Series B Preferred Stock. (>)
4.1	Form of Common Stock certificate.(+)
4.2	Form of Note for The Nasdaq Stock Market, Inc.'s 5.83% Senior Notes due May 9, 2007. (>>)
9.1	Voting Trust Agreement dated June 28, 2000, among The Nasdaq Stock Market, Inc., the National Association of Securities Dealers, Inc. and The Bank of New York.(+)
9.2	First Amendment to the Voting Trust Agreement, dated as of January 18, 2001, among The Nasdaq Stock Market, Inc., the National Association of Securities Dealers, Inc. and The Bank of New York.(+)
9.3	Second Amendment to the Voting Trust Agreement, dated as of July 18, 2002, among The Nasdaq Stock Market, Inc., the National Association of Securities Dealers, Inc., The Bank of New York and Mellon Investor Services, LLC. (++)
10.1	Network Service Agreement, dated November 19, 1997, between MCI Telecommunications Corporation and The Nasdaq Stock Market, Inc.*(+)
10.1.1	Amendment to EWN II Agreement, dated as of June 17, 2002, between WorldCom Communications, Inc. and The Nasdaq Stock Market, Inc. * (++)
10.2	Consolidated Agreement, between Unisys Corporation and The Nasdaq Stock Market, Inc.*(+)
10.3	Network User License Agreement, dated November 30, 1993, between Oracle Corporation and The Nasdaq Stock Market, Inc.*(++)
10.4	Software License and Services Agreement, dated November 30, 1993, between Oracle Corporation and The Nasdaq Stock Market, Inc.*(+)
10.5	Regulatory Services Agreement, dated June 28, 2000, between NASD Regulation, Inc. and The Nasdaq Stock Market, Inc.*(+)
10.6	Separation and Common Services Agreement, dated as of January 1, 2002, between the National Association of Securities Dealers, Inc. and The Nasdaq Stock Market, Inc.
10.7	The Nasdaq Stock Market, Inc. 2000 Employee Stock Purchase Plan.(+)
10.8	The Nasdaq Stock Market, Inc. Equity Incentive Plan.(+)
10.8.1	First Amendment to The Nasdaq Stock Market, Inc. Equity Incentive Plan. (# #)
10.9	Securities Purchase Agreement, dated as of March 23, 2001, among The Nasdaq Stock Market, Inc., Hellman & Friedman Capital Partners IV, L.P. and the other purchasers listed in the signature pages thereto.(+)
10.9.1	Securityholders Agreement, dated as of May 3, 2001, among The Nasdaq Stock Market, Inc., Hellman & Friedman Capital Partners IV, L.P., and the other securityholders listed on the signature pages thereto.(^)
10.10	Purchase and Sale Agreement, dated March 23, 2001, by and between the National Association of Securities Dealers, Inc. and The Nasdaq Stock Market, Inc.(+)
10.11	Employment Agreement by and between The Nasdaq Stock Market, Inc. and John L. Hilley, effective as of December 29, 2000.(+)

10.11.1	Amendment One to the Employment Agreement by and between The Nasdaq Stock Market, Inc. and John L. Hilley, effective as of February 1, 2002. (>)
10.12	Employment Agreement by and between The Nasdaq Stock Market, Inc. and Richard G. Ketchum, effective as of December 29, 2000.(+)
10.12.1	Amendment One to the Employment Agreement by and between The Nasdaq Stock Market, Inc. and Richard G. Ketchum, effective as of February 1, 2002. (>)
10.13	Employment Agreement by and between The Nasdaq Stock Market, Inc. and Hardwick Simmons, dated December 7, 2000, effective as of February 1, 2001.(+)
10.13.1	Amendment Number One to the Employment Agreement by and between The Nasdaq Stock Market, Inc., and Hardwick Simmons, effective as of February 1, 2001. (+)
10.13.2	Amendment Number Two to the Employment Agreement by and between The Nasdaq Stock Market, Inc., and Hardwick Simmons, effective as of February 1, 2002. (>)
10.14	Employment Agreement between The Nasdaq Stock Market, Inc. and Edward Knight, effective as of December 29, 2000.
10.14.1	First Amendment to Employment Agreement between The Nasdaq Stock Market, Inc. and Edward Knight, effective February 1, 2002.
10.15	Employment Letter from The Nasdaq Stock Market, Inc. to David Weild IV, dated March 8, 2001 as amended and restated March 21, 2002. (>)
10.16	Purchase and Sale Agreement, dated as of February 20, 2002, by and between The Nasdaq Stock Market, Inc., and the National Association of Securities Dealers, Inc. (>)
10.16.1	Investor Rights Agreement, dated as of February 20, 2002, between The Nasdaq Stock Market, Inc., and the National Association of Securities Dealers, Inc. (~)
10.17	Loan Agreement, dated December 28, 2001, by and between The Nasdaq Stock Market, Inc. and David P. Warren. (>)
10.18	Loan Agreement, dated December 30, 2001, by and between The Nasdaq Stock Market, Inc. and Steven Dean Furbush. (>)
10.19	Notes Purchase Agreement for 5.83% Senior Notes due May 9, 2002, dated as of May 9, 2002, among The Nasdaq Stock Market, Inc. and the purchasers named therein. (>>)
10.20	U.S. $150,000,000 364-Day Credit Agreement, dated as of August 29, 2002, among The Nasdaq Stock Market, Inc., Citibank, N.A., Credit Lyonnais New York Branch and certain banks named therein. (++)
10.21	Master Agreement, dated as of February 6, 2002, among The Nasdaq Stock Market, Inc., and The American Stock Exchange, LLC and The American Stock Exchange Corporation. * (++)
10.21.1	First Amendment to Master Agreement, dated as of December 9, 2002, among The Nasdaq Stock Market, Inc., and The American Stock Exchange, LLC and The American Stock Exchange Corporation. *
10.22	Technology Transition Agreement, dated as of February 6, 2002, among The Nasdaq Stock Market, Inc., The National Association of Securities Dealers, Inc. and The American Stock Exchange LLC. * (++)
11	Statement regarding computation of per share earnings (incorporated herein by reference to "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K" of this Form 10-K).
12.1	Computation of Earnings to Fixed Charges.
21.1	List of all subsidiaries.
23.1	Consent of Ernst & Young LLP.
24.1	Powers of Attorney.
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested from the U.S. Securities and Exchange Commission for certain portions of this exhibit.
(+)	Previously filed with The Nasdaq Stock Market, Inc.'s Registration Statement on Form 10 (file number 000-32651) filed on April 30, 2001.
(^)	Previously filed with The Nasdaq Stock Market, Inc.'s Amendment No. 1 to Registration Statement on Form 10 (file number 000-32651) filed on May 14, 2001.
(—)	Previously filed with The Nasdaq Stock Market, Inc.'s Amendment No. 4 to Registration Statement on Form 10 (file number 000-32651) filed on August 31, 2001.
(#)	Previously filed with The Nasdaq Stock Market, Inc.'s Amendment No. 5 to Registration Statement on Form 10 (file number 000-32651) filed on November 16, 2001.
(~)	Previously filed with The Nasdaq Stock Market, Inc.'s Current Report on Form 8-K filed on February 22, 2002.
(>)	Previously filed with The Nasdaq Stock Market, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001, filed March 28, 2002.
(>>)	Previously filed with The Nasdaq Stock Market, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed on May 15, 2002.
(##)	Previously filed with The Nasdaq Stock Market, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed on August 14, 2002.
(++)	Previously filed with The Nasdaq Stock Market, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed on October 14, 2002.