Form 10-Q
period 2003-03-31
NASDAQ STOCK MARKET INC
filed 2003-05-09
CIK 1120193

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2003
OR
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

(212) 858-5216
(Registrant's telephone number, including area code)

        Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        As of April 30, 2003, 78,340,266 shares of the Registrant's Common Stock, par value $0.01 per share ("Common Stock"), were outstanding.

The Nasdaq Stock Market, Inc.
Form 10-Q
For the Quarter Ended March 31, 2003

INDEX

i

        Forward-looking statements in this Quarterly Report on Form 10-Q are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, The Nasdaq Stock Market, Inc.'s ("Nasdaq") ability to implement its strategic initiatives, economic, political, and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition and other factors that are more fully described under the caption "Item 1. Business—Risk Factors" in The Nasdaq Stock Market, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2002. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of March 31, 2003. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events, or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

ii

The Nasdaq Stock Market, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

The Nasdaq Stock Market, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(in thousands, except per share amounts)

	Three months ended
	March 31, 2003	March 31, 2002
Revenues
Transaction Services	$67,917	$105,181
Market Information Services	43,885	52,708
Corporate Client Group	42,568	43,863
Other	11,517	9,580

Total revenues	165,887	211,332

Expenses
Compensation and benefits	47,851	46,298
Marketing and advertising	5,303	3,822
Depreciation and amortization	25,508	25,303
Professional and contract services	14,836	14,959
Computer operations and data communications	33,469	42,516
Provision for bad debts	68	2,115
Travel, meetings and training	2,436	3,003
Occupancy	8,378	6,913
Publications, supplies and postage	1,646	2,257
Other	4,857	7,483

Total direct expenses	144,352	154,669
Support costs from related parties, net	17,194	17,674

Total expenses	161,546	172,343

Net operating income	4,341	38,989
Interest income	2,771	3,144
Interest expense	(5,359)	(3,541)
Minority interests	2,671	2,942

Net income before taxes	4,424	41,534
Provision for income taxes	(1,858)	(20,207)

Net income	$2,566	$21,327

Net income applicable to common stockholders:
Net income	$2,566	$21,327
Preferred stock:
Dividends declared	(650)	—
Accretion of preferred stock	—	(2,441)

Net income applicable to common stockholders	$1,916	$18,886

Earnings per common share:
Basic	$0.02	$0.19

Diluted	$0.02	$0.18

See accompanying notes.

The Nasdaq Stock Market, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and par value amounts)

	March 31, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$277,307	$204,271
Investments:
Available-for-sale, at fair value	214,809	222,125
Held-to-maturity, at amortized cost	28,365	18,674
Receivables, net	144,661	166,471
Receivables from related parties	7,825	11,274
Deferred tax asset	53,492	53,048
Other current assets	26,496	21,143

Total current assets	752,955	697,006
Investments:
Held-to-maturity, at amortized cost	—	9,756
Property and equipment:
Land, buildings and improvements	95,727	94,549
Data processing equipment and software	469,316	452,309
Furniture, equipment and leasehold improvements	195,184	192,091

	760,227	738,949
Less accumulated depreciation and amortization	(404,796)	(377,724)

Total property and equipment, net	355,431	361,225
Non-current deferred tax asset	73,113	69,971
Goodwill	12,017	10,138
Other intangible assets	6,675	6,505
Other assets	10,424	21,313

Total assets	$1,210,615	$1,175,914

See accompanying notes.

The Nasdaq Stock Market, Inc.
Condensed Consolidated Balance Sheets (continued)
(in thousands, except share and par value amounts)

	March 31, 2003	December 31, 2002
	(Unaudited)
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$61,917	$79,611
Accrued personnel costs	27,729	47,511
Deferred revenue	134,178	64,633
Current portion of senior notes	10,915	11,329
Other accrued liabilities	38,278	40,510
Current obligation under capital lease	4,468	4,396
Payables to related parties	25,555	27,324

Total current liabilities	303,040	275,314
Senior notes	190,281	189,689
Subordinated notes	240,000	240,000
Non-current obligation under capital lease	6,546	7,735
Accrued pension costs	26,356	23,558
Non-current deferred tax liability	52,594	49,240
Non-current deferred revenue	96,864	102,065
Other liabilities	25,777	23,923

Total liabilities	941,458	911,524
Minority interests	(2,941)	(6,482)
Stockholders' equity
Common stock, $.01 par value, 300,000,000 authorized, shares issued: 130,610,921 at March 31, 2003 and 130,518,921 at December 31, 2002; shares outstanding: 78,340,266 at March 31, 2003 and 78,266,708 at December 31, 2002	1,306	1,305
Preferred stock, 30,000,000 authorized, Series A: 1,338,402 shares issued and outstanding; Series B: 1 share issued and outstanding	133,840	133,840
Additional paid-in capital	359,385	358,237
Common stock in treasury, at cost: 52,270,655 at March 31, 2003 and 52,252,213 shares at December 31, 2002	(669,601)	(669,454)
Accumulated other comprehensive income	(3,406)	(2,326)
Deferred stock compensation	(1,227)	(1,920)
Common stock issuable	3,632	4,937
Retained earnings	448,169	446,253

Total stockholders' equity	272,098	270,872

Total liabilities, minority interests and stockholders' equity	$1,210,615	$1,175,914

See accompanying notes.

The Nasdaq Stock Market, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three months ended
	March 31, 2003	March 31, 2002
Reconciliation of net income to cash provided by operating activities
Net income	$2,566	$21,327
Non-cash items included in net income:
Depreciation and amortization	25,508	25,303
Amortization of restricted stock awards and other stock-based compensation	570	1,309
Minority interests	(2,671)	(2,942)
Provision for bad debts	68	2,115
Loss from equity method affiliates	3,043	5,360
Deferred taxes	(278)	3,460
Other non-cash items included in net income	2,294	(2,034)
Net change in:
Receivables, net	21,742	(9,879)
Receivables from related parties	3,449	(4,288)
Other current assets	(4,807)	6,295
Other assets	10,201	(887)
Accounts payable and accrued expenses	(17,694)	(4,916)
Accrued personnel costs	(19,782)	(18,997)
Deferred revenue	64,344	69,259
Other accrued liabilities	(2,002)	(2,773)
Obligation under capital leases	(1,117)	(1,365)
Payables to related parties	(1,769)	28,169
Accrued pension costs	2,798	(5,879)
Other liabilities	1,854	(2,551)

Cash provided by operating activities	88,317	106,086
Cash flow from investing activities
Proceeds from redemptions of available-for-sale investments	42,734	163,512
Purchases of available-for-sale investments	(35,742)	(67,863)
Proceeds from held-to-maturity investments	3,000	—
Purchases of held-to-maturity investments	(2,963)	—
Acquisition, net of cash acquired	(478)	—
Capital contribution to Nasdaq LIFFE joint venture	(2,500)	(8,400)
Purchases of property and equipment	(22,187)	(29,861)
Proceeds from sales of property and equipment	42	11,925

Cash (used in) provided by in investing activities	(18,094)	69,313
Cash flow from financing activities
Payments for treasury stock purchases	(147)	(305,155)
Decrease in short-term borrowings	(414)	—
Increase in long-term debt	592	1,515
Issuances of common stock	—	54
Contributions from minority shareholders	3,464	1,298
Contribution (to) from the NASD, net of distribution	(682)	5,569

Cash provided by (used in) financing activities	2,813	(296,719)
Increase (decrease) in cash and cash equivalents	73,036	(121,320)
Cash and cash equivalents at beginning of period	204,271	293,731

Cash and cash equivalents at end of period	$277,307	$172,411

Supplemental Disclosure of Cash Flow Data:
Non-cash payments for treasury stock purchases with issuance of preferred stock	$—	$124,075
Cash paid during the quarter:
Interest	$5,049	$2,863
Income taxes	$60	$22,317

See accompanying notes.

The Nasdaq Stock Market, Inc.
Notes to Condensed Consolidated Financial Statements

1.     Organizations and Nature of Operations

        Nasdaq operates The Nasdaq Stock Market®, one of the world's largest electronic screen-based equity securities market and one of the world's largest equity securities market based on share volume. Nasdaq is the parent company of Nasdaq Global Holdings ("Nasdaq GlobalSM"); Quadsan Enterprises, Inc. ("Quadsan"); Nasdaq Financial Products Services, Inc. ("Nasdaq Financial Products"); Nasdaq International Market Initiatives, Inc. ("NIMISM"); and Nasdaq Canada, Inc. ("Nasdaq CanadaSM"), collectively referred to as "Nasdaq". These entities are wholly-owned by Nasdaq. Nasdaq Tools Inc. ("Nasdaq ToolsSM"), previously a wholly-owned subsidiary of Nasdaq, was merged with and into Nasdaq on July 31, 2002. At March 31, 2003, Nasdaq also owned a 59.4% interest in Nasdaq Europe S.A./N.V. ("Nasdaq EuropeSM") and a 50.0% interest in Nasdaq LIFFE Markets, LLC ("NQLX").

        Nasdaq Global, which is incorporated in Switzerland, is the holding company for Nasdaq's investments in IndigoMarkets Ltd. ("IndigoMarketsSM") and Nasdaq Japan, Inc. ("Nasdaq JapanSM"), in which Nasdaq Global had 55.0% and 39.7% interests, respectively, as of March 31, 2003. During the second quarter of 2002, Nasdaq recognized an other-than-temporary impairment of its investment in Nasdaq Japan. On August 16, 2002 the Board of Directors of Nasdaq Japan voted to take the company to dormant status, effectively ceasing operations. Nasdaq Japan is currently in liquidation status and is expected to be completely dissolved in the second quarter of 2003. Nasdaq Europe Planning Company, Limited ("Nasdaq Europe Planning") is owned by Nasdaq Global and Nasdaq. Nasdaq Europe Planning was formed to expand Nasdaq into the European community; however, it has been inactive due to the purchase of Nasdaq's interest in Nasdaq Europe. Nasdaq Europe is a pan-European market headquartered in Brussels. Nasdaq Deutschland AG ("Nasdaq Deutschland") is a German exchange in which Nasdaq Europe had a 50.0% interest as of March 31, 2003. Nasdaq Deutschland was formed from a recapitalization of the Bremer Wertpapierbörse AG exchange and rebranded under the Nasdaq brand (See Note 2, Significant Transactions, for further discussion of Nasdaq Deutschland). Nasdaq International Ltd. ("Nasdaq International"), a wholly-owned subsidiary of Nasdaq Global, is a London based marketing company. Quadsan is a Delaware investment holding company that provides investment management services for Nasdaq. Nasdaq Financial Products is the sponsor of the Nasdaq-100 Trust. Nasdaq Financial Products Services (Ireland) Limited ("Nasdaq Ireland") is a wholly-owned subsidiary of Nasdaq Financial Products. Nasdaq Ireland is the manager of The Nasdaq Exchange Traded Fund PLC. NIMI is an entity that employs Nasdaq's expatriates assigned to Nasdaq's international subsidiaries. Nasdaq Canada was created to develop a new securities market within Canada under a cooperative agreement with the Provincial Government of Quebec.

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

        All material intercompany accounts and transactions have been eliminated in consolidation. Nasdaq's financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") with respect to the Form 10-Q and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Pursuant to such rules and regulations, certain footnote disclosures, which are normally required under accounting principles generally accepted in the United States, have been omitted. It is recommended that these financial statements be read in conjunction with the Consolidated Financial Statements included in Nasdaq's Annual Report filed on Form 10-K for the year ended December 31, 2002.

        The nature of Nasdaq's business is such that the results of any interim period may vary significantly from quarter to quarter and may not be indicative of the results to be expected for the fiscal year. Certain reclassifications have been made to prior period balances in order to conform to the current period's presentation.

2.     Significant Transactions

Nasdaq Europe S.A./N.V.

        On March 27, 2001, Nasdaq acquired a majority ownership interest in the European Association of Securities Dealers Automated Quotation S.A./N.V., a pan-European stock market headquartered in Brussels, for approximately $12.5 million. Nasdaq renamed the company "Nasdaq Europe S.A./N.V." ("Nasdaq Europe") as part of a plan to restructure it into a globally linked, pan-European market. In the first quarter of 2002, Nasdaq Europe sold additional shares to a third party, resulting in an increase of $0.7 million to Nasdaq's stockholders' equity.

        In October 2002, Nasdaq Europe's strategic investors committed to convert approximately $18.5 million or 70.6% of Nasdaq Europe's external debt to equity ($49.1 million or 86.4% including intercompany debt with Nasdaq). The conversion was formally approved by Nasdaq Europe's Board of Directors in March 2003 and is expected to close in May 2003. After the conversion is completed, Nasdaq will have a 61.1% ownership interest in Nasdaq Europe.

Nasdaq Deutschland

        On October 30, 2002, Nasdaq's majority-owned subsidiary, Nasdaq Europe, the Berlin and Bremen Stock Exchanges, comdirekt bank, Commerzbank and Dresdner Bank, signed definitive agreements dated as of October 4, 2002, to recapitalize Bremer Wertpapierbörse AG, a German stock exchange, that was rebranded as "Nasdaq Deutschland AG" and marketed under the Nasdaq brand. The recapitalization of Bremer Wertpapierbörse AG was finalized on January 21, 2003. This exchange, subject to German public law resulting from the merger of the Bremen Stock Exchange and the Berlin Stock Exchange, is initially majority-owned by Nasdaq Europe. Trading in international blue chip and growth stocks began on March 21, 2003 and trading in German stocks began on April 7, 2003. Nasdaq has agreed to guarantee the provision of certain support and maintenance services for Nasdaq Deutschland's trading platform for a limited period in certain circumstances if Nasdaq Europe no longer provides such services. (See Note 7, Commitments and Contingencies, for further discussion.)

        As of March 31, 2003, Nasdaq Europe consolidated Nasdaq Deutschland in its consolidated results. Nasdaq Europe's acquisition of Nasdaq Deutschland was accounted for under the purchase method of accounting, resulting in the initial recording of goodwill of $1.9 million and an intangible asset of $0.7 million. The intangible asset has an indefinite useful life and therefore will not be amortized, but rather tested for impairment annually.

Other Restructuring Related Transactions

        In conjunction with settling various issues associated with Nasdaq's separation from the National Association of Securities Dealers, Inc. (the "NASD"), the NASD made a payment to Nasdaq in the amount of $5.6 million during the first quarter of 2002. Nasdaq treated the payment as a contribution and reflected it in Additional paid-in capital on its Condensed Consolidated Balance Sheet.

3.     Change in Accounting Principle

        On August 17, 2001, Nasdaq concluded discussions with the SEC with respect to the implementation in its financial statements of Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which became effective for SEC reporting companies in the fourth quarter of 2000. Nasdaq became a SEC public reporting company on June 29, 2001, the effective date of its Registration Statement on Form 10. As a result of the discussions with the SEC, Nasdaq changed its method of accounting for revenue recognition for certain components of its Corporate Client Group revenues.

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

        For the three months ended March 31, 2003 and 2002, Nasdaq recognized $6.1 million and $9.1 million in revenue, respectively, that was included in the cumulative effect adjustment as of January 1, 2000. This revenue contributed $3.7 million (after income taxes of $2.4 million) and $5.5 million (after income taxes of $3.6 million) to net income for the three months ended March 31, 2003 and 2002, respectively.

4.     Deferred Revenue

        Nasdaq's deferred revenue as of March 31, 2003 related to Corporate Client Group fees will be recognized in the following years:

(amounts in thousands)	Initial	LAS	Annual and Other	Total
Fiscal year ended:
2003	$23,401	$26,057	$69,911	$119,369
2004	26,926	25,109	—	52,035
2005	20,607	15,223	—	35,830
2006	10,419	4,865	—	15,284
2007 and thereafter	8,238	286	—	8,524

	$89,591	$71,540	$69,911	$231,042

        Nasdaq's deferred revenue for the three months ended March 31, 2003 and 2002 are reflected in the following tables. The additions reflect Corporate Client Group revenue charged during the period while the amortization reflects the Corporate Client Group revenue recognized during the period based on the accounting methodology described in Note 3, Change in Accounting Principle, above.

(amounts in thousands)	Initial	LAS	Annual and Other	Total
Balance at January 1, 2003	$93,857	$72,841	$—	$166,698
Additions	3,907	8,042	94,963	106,912
Amortization	(8,173)	(9,343)	(25,052)	(42,568)

Balance at March 31, 2003	$89,591	$71,540	$69,911	$231,042

(amounts in thousands)	Initial	LAS	Annual and Other	Total
Balance at January 1, 2002	$104,629	$82,424	$—	$187,053
Additions	2,300	8,322	102,500	113,122
Amortization	(8,501)	(9,314)	(26,048)	(43,863)

Balance at March 31, 2002	$98,428	$81,432	$76,452	$256,312

5.     Long-term Debt and Credit Arrangements

        Nasdaq had $430.3 million of outstanding long-term debt ($190.3 million of senior notes and $240.0 million of subordinated notes) at March 31, 2003. Long-term senior notes at March 31, 2003 scheduled to mature in 2003 totaled $10.9 million.

        Long-term subordinated notes reflects $240.0 million of 4.0% convertible subordinated notes due 2006 (the "Subordinated Notes") issued and sold to Hellman & Friedman Capital Partners IV, L.P. and certain of its affiliated limited partnerships (collectively, "Hellman & Friedman") during 2001. The annual 4.0% coupon will be payable in arrears in cash and the Subordinated Notes are convertible at any time into an aggregate of 12.0 million shares of Common Stock at $20.00 per share, subject to adjustment, in general, for any stock split, dividend, combination, recapitalization or other similar event. On an as-converted basis as of March 31, 2003, Hellman & Friedman owned an approximate 13.8% equity interest in Nasdaq as a result of these Subordinated Notes as well as 500,000 shares owned of Common Stock as of March 31, 2003.

        On August 29, 2002, Nasdaq entered into an unsecured revolving-credit facility (the "Facility"), which is syndicated to five banks. The Facility makes $150.0 million available to Nasdaq for a 364-day term for general corporate purposes. At March 31, 2003, Nasdaq had not utilized this Facility, and the entire $150.0 million of the Facility was available.

        SFAS No. 34, "Capitalization of Interest Cost" ("SFAS 34"), requires the capitalization of interest as part of the historical cost of acquiring assets, generally those assets that require a period of time to get them ready for their internal use. AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", includes interest costs incurred while developing internal-use software as capitalizable costs under SFAS 34. As the effect of capitalization of interest cost related to the development of internal-use software is not material when compared with the effect of expensing these interest costs as incurred, all interest costs have been expensed.

6.     Stock-Based Compensation

        In the first quarter of 2003, Nasdaq adopted SFAS No. 148 "Accounting for Stock-Based Compensation—Transition and Disclosure" ("SFAS 148"). SFAS 148 amends the disclosure requirements of SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") and requires disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

        Nasdaq grants stock options with an exercise price equal to the estimated fair value of the stock on the date of the grant. Nasdaq accounts for stock options in accordance with Accounting Principles

Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"), and accordingly recognizes no compensation expense related to such grants.

        Pro forma information regarding net income and earnings per share is required under SFAS 148 and has been determined as if Nasdaq had accounted for all stock options based on a fair value method. Pro forma net income includes the amortization of the fair value of stock options over the vesting period. The pro forma information for the three months ended March 31, 2003 and 2002 is as follows:

	Three months ended March 31, 2003		Three months ended March 31, 2002
(amounts in thousands, except per share amounts)
	Reported	Pro forma	Reported	Pro forma
Reported net income	$2,566	$2,566	$21,327	$21,327
Stock-based compensation cost (net of tax of $1,501 and $1,128, respectively)	—	(2,326)	—	(1,748)

Pro forma net income	$—	$240	$—	$19,579

Basic earnings (loss) per share	$0.02	$(0.01)	$0.19	$0.17
Diluted earnings (loss) per share	$0.02	$(0.01)	$0.18	$0.16

7.     Commitments and Contingencies

Nasdaq Europe

        As of March 31, 2003, €24.7 million ($27.0 million) was funded in the form of a loan from a commitment of €31.8 million ($34.7 million) for Nasdaq Europe. Of the funded amount, €14.4 million ($15.8 million) was used to finance the operations of Nasdaq Europe through 2002. During the first quarter of 2003, an additional €4.5 million ($4.9 million) was funded for 2003 operations. The remaining €5.8 million ($6.3 million) was used to enable Nasdaq Europe to invest in Nasdaq Deutschland, a venture among Nasdaq Europe, several German banks and two regional German exchanges. Nasdaq has agreed to convert the aggregate amount of outstanding loans from debt to equity if the majority of the European strategic partners also convert their debt to equity. In October 2002, Nasdaq Europe's strategic investors committed to convert 70.6% of Nasdaq Europe's external debt to equity (or 86.4% including intercompany debt with Nasdaq). The conversion was formally approved by Nasdaq Europe's Board of Directors in March 2003 and is expected to close in May 2003. An additional €7.1 million ($7.7 million) is expected to be contributed in 2003 for Nasdaq Europe operations, which will fulfill Nasdaq's Board of Directors' (the "Nasdaq Board") funding approval of €31.8 million ($34.7 million).

Nasdaq Deutschland Guarantee

        Nasdaq has agreed to guarantee the provision of certain support and maintenance services for the trading platform to be operated by Nasdaq Deutschland in the event Nasdaq Europe no longer provides such services due to circumstances including its liquidation or winding down. Nasdaq's obligation to provide services would continue for a period of 18 months from the date the guarantee is triggered, but in no event longer than three years from the date trading begins on the Nasdaq Deutschland exchange. Nasdaq will be obligated to perform under the guarantee only if Nasdaq Deutschland satisfies certain conditions, including minimum quarterly order flow requirements for periods starting in the fourth quarter of 2003. Nasdaq estimates the maximum cost of providing the services to be €14.7 million ($16.0 million) over the term of the guarantee.

Nasdaq Insurance Agency

        In December 2002, Nasdaq purchased the NASD's 50.0% interest in the NASD Insurance Agency (subsequently renamed the Nasdaq Insurance Agency, LLC ("NIA")). Nasdaq's consideration for the NASD's 50.0% interest consisted of an upfront payment of $0.5 million and up to $5.1 million based on NIA's stream of contingent cash flow through 2011. Nasdaq will pay: (a) 20% of NIA's cash flows until Nasdaq has paid the NASD $2.3 million from cash flows; (b) 10% of NIA's cash flows until Nasdaq has paid the NASD a cumulative amount of $3.0 million from cash flows; (c) 5% of NIA's cash flows until Nasdaq has paid the NASD the full cumulative amount of $5.1 million from cash flows. As of March 31, 2003, Nasdaq recorded a $32.3 thousand dividend to the NASD for the NIA's first quarter 2003 cash flows. The dividend was reflected as a reduction in Additional paid-in capital on Nasdaq's Condensed Consolidated Balance Sheet.

Amex Technology Separation

        During 2001, Nasdaq agreed to fund a portion of the necessary expenses related to the separation of software, hardware and data under a plan to transition technology applications and support from Nasdaq to the American Stock Exchange ("Amex"). The NASD originally integrated certain Nasdaq and Amex technology subsequent to the 1998 acquisition of Amex by the NASD. The total estimated cost of the separation had been established at a maximum of $29.0 million, and was shared evenly between Nasdaq and the NASD. In 2002 and 2001, Nasdaq accrued $5.3 million and $9.2 million, respectively under this commitment, fulfilling its commitment. As of March 31, 2003, $4.8 million has been paid to Amex.

NQLX

        On June 1, 2001, Nasdaq signed an agreement with the London International Financial Futures and Options Exchange ("LIFFE") creating NQLX, a U.S. joint venture company to list and trade single stock futures. On November 8, 2002, Nasdaq launched NQLX. The Nasdaq Board approved a capital contribution of up to $25.0 million to the NQLX joint venture. During the first quarter of 2003 and 2002, Nasdaq made contributions to NQLX of $2.5 million and $8.4 million, respectively. As of March 31, 2003, $20.5 million had been contributed to NQLX and an additional $4.5 million is expected to be contributed in 2003, which will fulfill Nasdaq's Board's initial approval of $25.0 million.

General Litigation

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

8.     Comprehensive Income

        Comprehensive income is calculated in accordance with SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income is composed of net income and other comprehensive income, which includes the after-tax change in unrealized gains and losses on available-for-sale securities, minimum pension liability and foreign currency translation adjustments.

        The following table outlines the components of other comprehensive income for the three months ended March 31, 2003 and 2002:

	Three months ended
(amounts in thousands)	March 31, 2003	March 31, 2002
Net income	$2,566	$21,327
Unrealized gains (losses) on available-for-sale securities	13	(1,245)
Foreign currency translation adjustment	(1,093)	(583)

Total comprehensive income	$1,486	$19,499

9.     Capital Stock and Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share.

	Three months ended
(amounts in thousands, except per share amounts)	March 31, 2003		March 31, 2002
Numerator
Net income	$2,566		$21,327
Preferred stock:
Dividends declared	(650	)(1)	—
Accretion of preferred stock	—		(2,441)

Net income applicable to common stockholders for basic earnings per share	$1,916		$18,886

Interest impact of convertible debt, (net of tax of $941)	—		1,459
Numerator for diluted earnings per share	$1,916		$20,345

Denominator
Weighted average common shares for basic earnings per share	78,304,304		100,504,982

Weighted-average affect of dilutive securities:
Employee stock options	—		121,682
Employee restricted stock	139,644		183,623
Convertible debt assumed converted into Common Stock	—		12,000,000

Denominator for diluted earnings per share	78,443,948		112,810,287

Earnings per common share:
Basic	$0.02		$0.19

Diluted	$0.02		$0.18

(1)
Dividends payable to the NASD as a holder of the Series A Preferred Stock began accruing in March 2003. The Series A Preferred Stock carries a 7.6% dividend rate for the year commencing March 2003 and 10.6% in all subsequent years. Nasdaq is obligated to pay this dividend to the extent of its capital surplus. As of March 31, 2003, the dividend payable totaled $0.7 million. The dividend for all future quarters in 2003 will be approximately $2.5 million.

        Options to purchase 10,510,308 shares of Common Stock and 479,648 shares of Common Stock underlying warrants issued by Nasdaq were outstanding at March 31, 2003. For the quarter ended March 31, 2003, all options and all the shares underlying the warrants issued by Nasdaq were considered antidilutive and were properly excluded. For the three month period ended March 31, 2003, the 12,000,000 shares underlying the Subordinated Notes were also considered antidilutive and were properly excluded.

10.   Subsequent Events

Nasdaq Tools Plus

        On April 2, 2003, Nasdaq announced its decision to exit the Tools Plus order management business, a product of Nasdaq Tools. Nasdaq will continue to operate Tools Plus for a transitional period to ensure an orderly exit. Nasdaq is currently exploring whether opportunities exist to sell the Tools Plus business.

Executive Officer and Director Transition

        On April 15, 2003, Nasdaq announced that the Nasdaq Board had elected Robert Greifeld as President and Chief Executive Officer ("CEO"), to succeed Hardwick Simmons as CEO. The Nasdaq Board subsequently elected Mr. Greifeld as a director. In December 2002, Mr. Simmons announced his intention to retire as CEO, Chairman of the Board and director in 2003 upon the selection of his successor. The Nasdaq Board also announced that H. Furlong Baldwin, a member of the Board of Directors, had been named non-executive Chairman of the Board. Messrs. Greifeld and Baldwin's appointments are effective as of May 12, 2003. On May 8, 2003, Nasdaq announced that Richard Ketchum was resigning from the Nasdaq Board, and as an officer of Nasdaq, effective as of June 17, 2003.

The Nasdaq Stock Market, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion of the financial condition and results of operations of Nasdaq should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.

Business Environment

        The pace of equity trading remained lackluster during the first quarter of 2003 as markets focused on geo-political concerns and a flat economy. Decreased trading activity and additional competitive and economic pressures continued to negatively impact Nasdaq's revenues. During the first quarter of 2003, the Nasdaq Composite Index rose 0.4% while average daily share volume was 1.5 billion shares compared to 1.8 billion shares in the same period of 2002, a 16.7% decline. The percentage of share volume executed in Nasdaq's systems fell to 19.0% during the quarter from 31.6% in the first quarter of 2002. This decrease continued to be the result of increased competition. It is important to note that starting in January 2002, some market participants, particularly institutional traders, began moving from a traditional net pricing model to a commission-based model, resulting in lower reported volume in 2003. However, underlying trading activity is unaffected by this situation; therefore the change to agency trade reporting does not have a correspondingly large impact on Nasdaq's revenue.

        In the first quarter of 2003, low trading volumes at investment firms continued to decrease demand for Nasdaq's Access Services and Market Information Services. Furthermore, intense competition put downward pressure on Nasdaq transaction system's market share causing revenue from Transaction Services and Market Information Services to decline. The overall economic climate also continued to hurt the market for initial public offerings ("IPOs"). In the first quarter of 2003, Nasdaq had three IPOs compared to seven in the first quarter of 2002. Secondary offerings declined 66.7% from 54 in the first quarter of 2002 to 18 in the first quarter of 2003. The slow pace of economic recovery is expected to continue to be a drag on trading volume and revenue growth in the near term.

Change in Accounting Principle

        On August 17, 2001, Nasdaq concluded discussions with the SEC with respect to the implementation in its financial statements of SAB 101, which became effective for SEC public reporting companies in the fourth quarter of 2000. Nasdaq became a SEC public reporting company on June 29, 2001, the effective date of its Registration Statement on Form 10. As a result of the discussions with the SEC, Nasdaq changed its method of accounting for revenue recognition for certain components of its Corporate Client Group revenues.

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

        For the three months ended March 31, 2003 and March 31, 2002, Nasdaq recognized $6.1 million and $9.1 million in revenue, respectively, that was included in the cumulative effect adjustment as of January 1, 2000. This revenue contributed $3.7 million (after income taxes of $2.4 million) and $5.5 million (after income taxes of $3.6 million) to net income for the three months ended March 31, 2003 and 2002, respectively.

Results of Operations

For the Three Months Ended March 31, 2003 and March 31, 2002

        Financial Overview.    Nasdaq's financial position can vary due to a number of factors discussed throughout this "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and in "Item 1. Business—Risk Factors" as filed in Nasdaq's Annual Report on Form 10-K for the year ended December 31, 2002. The following table sets forth an overview of Nasdaq's financial results:

	Three months ended March 31,
	2003	2002
	($ in millions, except per share amounts and percentages)
Total revenue	$165.9	$211.3
Total expenses	161.6	172.3
Net income before taxes	4.4	41.5
Net income	2.6	21.3
Net income applicable to common stockholders	1.9	18.9
Basic earnings per common share	0.02	0.19
Diluted earnings per common share	0.02	0.18
Return on average common equity	1.3%	6.0%

Revenue

        The following table sets forth Total Revenue:

	Three months ended March 31,
	2003	2002
	($ in millions)
Transaction Services	$67.9	$105.2
Market Information Services	43.9	52.7
Corporate Client Group	42.6	43.9
Other	11.5	9.5

Total Revenue	$165.9	$211.3

Transaction Services

        The following table sets forth the revenue from Transaction Services:

	Three months ended March 31,
	2003	2002
	($ in millions)
Access Services	$30.3	$38.0
Execution Services	19.2	45.0
Trade Reporting	17.4	20.6
Other Transaction Services Revenue	1.0	1.6

Total Transaction Services Revenue	$67.9	$105.2

        For the quarter ended March 31, 2003, Transaction Services revenue was $67.9 million compared with $105.2 million for the quarter ended March 31, 2002, a decrease of $37.3 million or 35.5%.

        Access Services revenue was $30.3 million for the quarter ended March 31, 2003 compared with $38.0 million for the quarter ended March 31, 2002, a decrease of $7.7 million or 20.3%. This decrease was primarily due to cost saving initiatives among Nasdaq's market participants and the consolidation of major trading firms, which resulted in fewer subscriber log-ons to Nasdaq systems. Access Services revenue is derived from Nasdaq Workstation II® and Application Programming Interface, Computer-to-Computer Interface ("CTCI"), Nasdaq Tools and the Nasdaq Workstation Weblink system ("Weblink").

        The Nasdaq Workstation II and the Application Programming Interface are the primary means by which traders access Nasdaq's quote and trade execution facilities, providing access to quotation services, automated trade executions, real-time reporting, trade negotiations and clearing. These access devices provided revenues of $24.1 million for the quarter ended March 31, 2003 compared with $32.1 million for the quarter ended March 31, 2002, a decrease of $8.0 million or 24.9%. This decrease was primarily due to a decrease in the number of trader log-ons, reflecting the continued downturn in the market environment and market participant consolidations. Nasdaq Workstation II and Application Programming Interface fees are charged monthly based upon the number of authorized log-on identifications.

        Nasdaq provides CTCI for users to report trades, enter orders into SuperMontageSM and receive execution messages. CTCI links market participants' automated systems to Nasdaq. This interface has recently been upgraded to a new protocol and delivers increased line speeds. CTCI provided revenues of $5.2 million for the quarter ended March 31, 2003 compared with $4.4 million for the quarter ended March 31, 2002, an increase of $0.8 million or 18.2%, primarily due to an increase in revenues related to the testing and implementation of SuperMontage. Users are charged a monthly fee based upon the bandwidth of the line.

        Also included in Access Services revenue is Nasdaq Tools and Weblink, which totaled $0.6 million and $0.4 million, respectively for the quarter ended March 31, 2003 and $1.2 million and $0.3 million, respectively for the quarter ended March 31, 2002. Prior to April 1, 2002, Weblink revenue was disclosed as Other Transaction Services revenue and prior to July 31, 2002, revenue from Nasdaq Tools was disclosed as Other revenue. Prior period amounts have been reclassified to conform to the current period presentation of revenue for Access Services, Other Transaction Services and Other revenue.

        Execution Services revenue totaled $19.2 million for the quarter ended March 31, 2003 compared with $45.0 million for the quarter ended March 31, 2002, a decrease of $25.8 million or 57.3%, primarily due to lower overall share volume and market share in the first quarter of 2003 compared with the first quarter of 2002. In addition, during the first quarter of 2003, increased competition and shifts in market composition continued to place pressure on revenue as firms executed transactions outside of Nasdaq's systems and reported trades in Nasdaq-listed securities to other exchanges and facilities. Average daily share volume and the percentage of share volume executed in Nasdaq's systems were 1.5 billion and 19.0%, respectively, in the first quarter of 2003 compared to 1.8 billion and 31.6%, respectively, in the first quarter of 2002. Execution Services revenue is primarily derived from SuperMontage, Quote Update, Advanced Computerized Execution System, ("ACES®") and Computer Assisted Execution System ("CAESSM").

        In the fourth quarter of 2002, Nasdaq fully implemented SuperMontage, a new trading system designed to refine how market participants can access, process, display and integrate orders and quotes in The Nasdaq Stock Market. In the first quarter of 2003, Nasdaq enhanced SuperMontage's functionality to allow non-market maker firms the ability to post non-attributable bids and offers on the SuperMontage platform, thereby improving SuperMontage liquidity and expanding its user base. SuperMontage replaced SuperSoesSM as the transaction system for automatic execution of buy and sell orders in Nasdaq National Market® securities as well as SelectNet® and the Small Order Execution System ("SOESSM"). SelectNet functioned as an automated Nasdaq service to facilitate order executions by linking all market participants that trade Nasdaq-listed securities. SOES operated as an automatic execution system for Nasdaq SmallCap Markets® securities. (See discussion of SuperSoes, SelectNet and SOES below). SuperMontage revenue and quote update fees were $18.0 million for the three months ended March 31, 2003. The quote update fee that was charged to market participants for updating quotes on The Nasdaq National Market and The Nasdaq SmallCap Market contributed $0.5 million for the quarter ended March 31, 2003. The quote update fee was eliminated on February 1, 2003. SuperMontage fees are charged on a per share basis.

        As discussed above, SuperSoes was Nasdaq's primary execution system prior to the implementation of SuperMontage. SuperSoes was fully implemented on July 30, 2001. SuperSoes combined features of the previously existing SelectNet and SOES execution systems and was only available for securities listed on The Nasdaq National Market tier of The Nasdaq Stock Market. SuperSoes replaced SelectNet mandatory execution requirements. (See discussion of SelectNet and SOES below). SuperSoes had resulted in the migration of significant transaction volume, and its corresponding revenue, from SelectNet and SOES to SuperSoes. SuperSoes revenue and quote update fees were $31.8 million for the three months ended March 31, 2002. For the quarter ended March 31, 2002, the quote update fee was $2.8 million. As noted above the quote update fee was eliminated on February 1, 2003. SuperSoes fees were charged on a per share basis. Nasdaq retired the SuperSoes system in December 2002.

        The SelectNet execution system provided revenue of $11.2 million for the three months ended March 31, 2002. As discussed above, prior to the implementation of SuperMontage, SelectNet functioned as an automated Nasdaq service to facilitate order execution by linking all market participants that traded Nasdaq-listed securities. Prior to the implementation of SuperSoes on July 30, 2001, SelectNet was the primary system that market makers used to trade with one another. During 2002, SelectNet served primarily as a means for participants to reach electronic communication network ("ECN") quotes on The Nasdaq Stock Market and was also a tool for market participants seeking to negotiate trades with particular counter-parties to broadcast such an order to all market makers. SelectNet fees were charged on a per transaction basis. Nasdaq retired the SelectNet system in December 2002.

        Due to the migration to SuperSoes, revenue from SOES, which was used in 2002 solely for transactions on The Nasdaq SmallCap Market, accounted for less than 1% of revenue for the three months ended March 31, 2002. Nasdaq retired the SOES system in December 2002.

        Also included in Execution Services revenue is derived from ACES, CAES and the Primex Auction System ("Primex™"). ACES and CAES revenues totaled $0.9 million for the quarter ended March 31, 2003 compared with $2.0 million for the quarter ended March 31, 2002, a decrease of $1.1 million or 55.0%, primarily due to the introduction of the CAES liquidity provider rebate in the fourth quarter of 2002. The liquidity provider rebate, which totaled $1.0 million, was introduced to provide an incentive for customers to route orders using the CAES system. CAES is an automatic and order delivery execution system for the New York Stock Exchange ("NYSE") and Amex-listed securities. ACES is an order routing tool that routes orders directly between market participants on The Nasdaq Stock Market. Prior to April 1, 2002, ACES and CAES revenue were disclosed as Other Transaction Services revenue. As such, prior period amounts have been reclassified to conform to the current period presentation of ACES and CAES revenue. Primex revenue totaled $0.3 million for the quarter ended March 31, 2003. Nasdaq began charging fees for Primex on August 1, 2002. Primex is an electronic, auction trading platform.

        Trade Reporting revenue totaled $17.4 million for the quarter ended March 31, 2003 compared with $20.6 million for the quarter ended March 31, 2002, a decrease of $3.2 million or 15.5%. This decrease was primarily due to a decline in overall share volume and the reporting of trades to regional exchanges and the Alternative Display Facility ("ADF"). Revenue from Trade Reporting is derived from Automated Confirmation Transaction Services ("ACTSM"), an automated service that provides the post-execution steps of price reporting, volume comparison, clearing of pre-negotiated trades and risk management services. ACT fees are primarily charged on a per transaction basis.

Market Information Services

        The following table sets forth the revenue from Market Information Services:

	Three months ended March 31,
	2003	2002
	($ in millions)
Level 1 Service	$31.2	$37.7
Nasdaq Quotation Dissemination Service ("NQDS")	9.3	9.7
ViewSuite	2.7	—
Nasdaq InterMarketSM:
Tape Fee Revenue	7.9	16.3
Tape Fee Revenue Sharing	(3.9)	(6.2)

Tape Fee Revenue, net of Revenue Sharing	4.0	10.1
Unlisted Trading Privileges ("UTP")	(6.0)	(2.8)
Nasdaq Data Revenue Sharing	—	(4.9)
Other Market Information Services Revenue	2.7	2.9

Total Market Information Services Revenue	$43.9	$52.7

        For the quarter ended March 31, 2003, Market Information Services revenue was $43.9 million compared with $52.7 million for the quarter ended March 31, 2002, a decrease of $8.8 million or 16.7%.

        Nasdaq's Level 1 service provides last trade and current inside quote information for securities listed on The Nasdaq Stock Market. Level 1 revenue totaled $31.2 million for the quarter ended March 31, 2003 compared with $37.7 million for the quarter ended March 31, 2002, a decrease of $6.5 million or 17.2%. The decrease was due to a reduction in non-professional subscriptions. Providers of Level 1 data to non-professional users have the option to offer this information through either a flat monthly rate or a per query charge. Also contributing to the decline were cost saving initiatives among Nasdaq's market participants and the consolidation of major trading firms causing a decrease in professional Level 1 subscriptions. Fees for professional users are based on monthly subscriptions to terminals or access lines. Prior to April 1, 2002, certain Level 1 subscriptions were included as part of Other Market Information Services Revenue. Prior period amounts have been reclassified to conform to the current period presentation of revenue for Level 1 and Other Market Information Services Revenue.

        NQDS provides subscribers with the best quote from each Nasdaq market participant. NQDS revenues totaled $9.3 million for the quarter ended March 31, 2003 compared with $9.7 million for the quarter ended March 31, 2002, a decrease of $0.4 million or 4.1%, primarily due to cost saving initiatives among Nasdaq's market participants and the consolidation of major trading firms causing a decrease in professional NQDS subscriptions, partially offset by growth in non-professional subscriptions. NQDS revenue is derived from monthly subscriptions.

        In the fourth quarter of 2002, Nasdaq launched three new proprietary data products in conjunction with the launch of SuperMontage. These new data products: Nasdaq DepthViewSM, PowerViewSM and TotalViewSM (collectively referred to as the "ViewSuite" products), offer a wide array of quotation information to market data vendors and broker-dealer distributors. DepthView shows the aggregate size, by price level, of all Nasdaq market participants' quotations/orders that are in the top five price levels in SuperMontage. PowerView bundles NQDS and DepthView. TotalView offers the PowerView services and shows all Nasdaq market participants' quotations/orders that are in the top five price levels in SuperMontage, in addition to the aggregate size of all unattributed (i.e., providing pre-trade anonymity) quotes/orders in each of the top five price levels. Nasdaq began charging for its ViewSuite data products in the first quarter of 2003. ViewSuite revenue was $2.7 million for the three months ended March 31, 2003.

        Each ViewSuite product is offered through distributors to professional subscribers for a monthly fee per terminal and DepthView and PowerView are offered to non-professional subscribers for a lower monthly fee per terminal. In addition, Nasdaq charges the distributor a monthly fee for each ViewSuite product.

        Nasdaq InterMarket Tape Fee revenues are derived from data revenue generated by the Consolidated Quotation Plan and the Consolidated Tape Association Plan (collectively, "CQ/CTA Plans"). The information collected under the CQ/CTA Plans is sold to data vendors, who in turn sell it to the public. Nasdaq's InterMarket tape revenue is directly related to both its percentage of trades in exchange-listed securities that are reported through the CQ/CTA Plans and the size of the revenue sharing pool. Nasdaq InterMarket Tape Fee revenue was $7.9 million for the quarter ended March 31, 2003 compared with $16.3 million for the quarter ended March 31, 2002, a decrease of $8.4 million or 51.5%, primarily due to Island ECN ("Island") reporting certain additional trading activity to the Cincinnati Stock Exchange beginning in the fourth quarter of 2002. Part of Nasdaq's CQ/CTA revenue sharing pool is shared with certain market participants that meet minimum revenue threshold requirements. This minimum threshold requirement was eliminated as of July 1, 2002. Nasdaq InterMarket Tape Fee revenue sharing was $3.9 million for the quarter ended March 31, 2003 compared with $6.2 million for the quarter ended March 31, 2002, a decrease of $2.3 million or 37.1%, primarily due to Island reporting trade activity to the Cincinnati Stock Exchange, which reduced the amount of revenue Nasdaq was obligated to share with Island. Partially offsetting the decrease in Tape Fee Revenues, net of Revenue Sharing, Nasdaq receives licensing fees from regional exchanges that report Nasdaq-100 exchange traded fund (the "QQQ") trades, which are reported as Other revenue in the Condensed Consolidated Statements of Income. (See discussion of Other revenue for further information regarding the QQQ).

        Nasdaq shared Tape Fees (i.e., revenue from the sale of tape data) for Nasdaq-listed securities in two ways. First, through the UTP Plan, Nasdaq shares revenue with regional exchanges that are members of the UTP Plan and that trade Nasdaq-listed securities. UTP Plan participants are paid based on the total shares and trades that they execute as a percentage of all shares and trades executed in securities listed on The Nasdaq Stock Market. Nasdaq Tape Fee revenue sharing with UTP Plan participants totaled $6.0 million for the quarter ended March 31, 2003 compared with $2.8 million for the quarter ended March 31, 2002, an increase of $3.2 million, primarily due to the trade reporting activity from the Cincinnati Stock Exchange, which became an active UTP Plan participant at the end of the first quarter of 2002 and the trade reporting activity from the ADF, which became an active UTP participant in the first quarter of 2003.

        Nasdaq also shared Tape Fee revenue with its market participants in a pilot program based on their share of trades and volume reported to Nasdaq. This revenue sharing plan was introduced in the first quarter of 2002. During the quarter ended March 31, 2002, Nasdaq shared $4.9 million in Tape Fee revenue with its market participants. The data revenue sharing program was part of a larger strategy to compete with UTP exchanges and provide proper incentive for Nasdaq market participants to continue to fully utilize Nasdaq's Transaction Services. Effective June 1, 2002, the SEC abrogated certain market participant Tape Fee sharing pilot programs, which resulted in an elimination of the Nasdaq member revenue sharing program for data covered under the UTP Plan.

Corporate Client Group

        The following table sets forth the revenue from the Corporate Client Group as reported and as would be reported without giving affect to SAB 101 ("pre-SAB 101"). Nasdaq believes that pre-SAB 101 revenue is a good indicator of current market activity.

	Three months ended March 31,
	2003			2002
	Revenue			Revenue
	As Reported Under SAB 101	Pre-SAB 101		As Reported Under SAB 101	Pre-SAB 101
	($ in millions)
Annual Renewal Fee	$23.3	$23.3	(1)	$25.5	$25.5	(1)
Listing Additional Shares ("LAS") Fee	9.3	8.0		9.3	8.3
Initial Listing Fee	8.2	3.9		8.5	2.3
Other Corporate Client Group Revenue	1.8	1.8		0.6	0.6

Total Corporate Client Group Revenue	$42.6	$37.0		$43.9	$36.7

(1)
Represents 25% of annual billings ($93.2 million in 2003 and $102.0 million in 2002) that would have been recognized pre-SAB 101.

        For the quarter ended March 31, 2003, Corporate Client Group revenue was $42.6 million compared with $43.9 million for the quarter ended March 31, 2002, a decrease of $1.3 million or 3.0%.

        Corporate Client Group revenues are primarily derived from fees for Annual Renewal, LAS and Initial Listings for companies listed on The Nasdaq Stock Market. Fees are generally calculated based upon total shares outstanding for the issuing company. These fees are initially deferred and amortized over the estimated periods for which the services are provided. Revenues from Initial Listing Fees and LAS Fees are amortized over six and four years, respectively, and annual fees are amortized on a pro-rata basis over the calendar year. The difference between the as reported revenue and the pre-SAB 101 basis revenue is due to the amortization of fees in accordance with SAB 101 (See "Consolidated Financial Statements, Notes 3 and 4" for further discussion).

        Annual renewal fees totaled $23.3 million on both an as reported and pre-SAB 101 basis for the three months ended March 31, 2003 compared with $25.5 million for the quarter ended March 31, 2002, a decrease of $2.2 million or 8.6%. The decrease was primarily due to a decrease in the number of companies listed on The Nasdaq Stock Market from 4,109 on January 1, 2002 to 3,659 on January 1, 2003.

        LAS revenue totaled $9.3 million for both the three months ended March 31, 2003 and 2002. On a pre-SAB 101 basis, LAS fees totaled $8.0 million for the three months ended March 31, 2003 compared with $8.3 million for the three months ended March 31, 2002, a decrease of $0.3 million or 3.6%. The decrease was primarily due to an overall weaker economic environment which resulted in lower activity for secondary offerings as well as other additional share activity.

        Initial Listing Fees totaled $8.2 million for the three months ended March 31, 2003 compared with $8.5 million for the three months ended March 31, 2002, a decrease of $0.3 million or 3.5%. On pre-SAB 101 basis, Initial Listing Fees totaled $3.9 million for the three months ended March 31, 2003 compared with $2.3 million for the three months ended March 31, 2002, an increase of $1.6 million or 69.6%. This increase is primarily due to an increase in the number of companies transferring from one tier of The Nasdaq Stock Market to the other. These companies are charged an initial fee upon entering the new tier.

Other Revenue

        Other revenue totaled $11.5 million for the quarter ended March 31, 2003 compared with $9.5 million for the quarter ended March 31, 2002, an increase of $2.0 million or 21.1%. Other revenues primarily includes trademark and licensing revenues related to QQQ and other financial products linked to Nasdaq indices issued in the U.S. and abroad. QQQ is the trading symbol for the shares of the Nasdaq-100 Trust, a unit investment trust that holds shares of the top 100 U.S. and international non-financial stocks listed on The Nasdaq Stock Market that comprise the Nasdaq-100 Index®. The increase in Other revenue is primarily attributable to an increase in the number of option contracts issued on QQQ for which Nasdaq receives trademark licensing revenues.

Direct Expenses

	Three months ended March 31,
	2003	2002
	($ in millions)
Compensation and benefits	$47.9	$46.3
Marketing and advertising	5.3	3.8
Depreciation and amortization	25.5	25.3
Professional and contract services	14.8	15.0
Computer operations and data communications	33.5	42.5
Provision for bad debts	0.1	2.1
Travel, meetings and training	2.4	3.0
Occupancy	8.4	6.9
Publications, supplies and postage	1.6	2.3
Other	4.9	7.4

Total direct expenses	$144.4	$154.6

        For the quarter ended March 31, 2003, direct expenses were $144.4 million compared with $154.6 million for the quarter ended March 31, 2002, a decrease of $10.2 million or 6.6%.

        Compensation and benefits expense was $47.9 million for the quarter ended March 31, 2003 compared with $46.3 million for the quarter ended March 31, 2002, an increase of $1.6 million or 3.5%, primarily due to new positions related to internal functions being handled by Nasdaq as a result of the separation from the NASD, which was partially offset by staff reductions.

        Marketing and advertising expense was $5.3 million for the quarter ended March 31, 2003 compared with $3.8 million for the quarter ended March 31, 2002, an increase of $1.5 million or 39.5%, primarily due to higher marketing and advertising expenses related to Nasdaq's previously planned "Listed on Nasdaq" marketing campaign.

        Computer operations and data communications expense was $33.5 million for the quarter ended March 31, 2003 compared with $42.5 million for the quarter ended March 31, 2002, a decrease of $9.0 million or 21.2%. This decrease was primarily due to a renegotiation of Nasdaq's contract with WorldCom Inc. in June 2002. Also contributing to the decrease was lower costs associated with providing computer links to customers due to lower demand for such services as noted in the discussion of "Transaction Services—Access Services Revenue".

        Occupancy expense was $8.4 million for the quarter ended March 31, 2003 compared with $6.9 million for the quarter ended March 31, 2002, an increase of $1.5 million or 21.7%, primarily due to the direct payment of occupancy expenses to third party vendors previously paid to the NASD and recorded in the support costs from related parties line item of the Condensed Consolidated Statements of Income.

        The remaining direct expenses were $49.3 million for the quarter ended March 31, 2003 compared with $55.1 million for the quarter ended March 31, 2002, a decrease of $5.8 million or 10.5%, primarily due to losses recorded in the first quarter of 2002 from Nasdaq's equity investment in Nasdaq Japan. During the second quarter of 2002, Nasdaq recognized an other-than-temporary impairment charge on its investment in Nasdaq Japan which represented a complete write-down of the investment.

Support Costs

        Support costs from related parties were $17.2 million for the quarter ended March 31, 2003 compared with $17.7 million for the quarter ended March 31, 2002, a decrease of $0.5 million or 2.8%. The decrease reflects Nasdaq's continued move towards less reliance upon support from the NASD and its affiliates. Surveillance and other regulatory charges from NASD Regulation Inc. ("NASDR") were $16.9 million for the quarter ended March 31, 2003 compared with $18.0 million for the quarter ended March 31, 2002, a decrease of $1.1 million or 6.1%. Support costs from the NASD were $0.4 million for the quarter ended March 31, 2003 compared with $1.8 million for the quarter ended March 31, 2002, a decrease of $1.4 million or 77.8%. In addition, the amount of Nasdaq costs charged to the Amex were $0.1 million for the quarter ended March 31, 2003 compared with $2.1 million for the quarter ended March 31, 2002, a decrease of $2.0 million or 95.2%, primarily due to the reduction in reimbursable expenses due to less reliance on Nasdaq for support.

Income Taxes

        Nasdaq's income tax provision was $1.9 million for the quarter ended March 31, 2003 compared to $20.2 million for the quarter ended March 31, 2002. The effective tax rate was 42.0% for the quarter ended March 31, 2003 compared to 48.7% for the quarter ended March 31, 2002. The decrease in Nasdaq's effective tax rate was primarily due to the realization of prior years' foreign net operating losses in certain jurisdictions for which no tax benefit was previously taken. A valuation allowance was previously recorded for these deferred tax benefits and was recognized based on current period earnings. This decrease was partially offset by an increase in current period foreign losses in other jurisdictions for which no tax benefit is taken.

Liquidity and Capital Resources

March 31, 2003 compared to December 31, 2002

        Cash and cash equivalents and available-for-sale securities totaled $492.1 million at March 31, 2003 compared with $426.4 million at December 31, 2002, an increase of $65.7 million or 15.4%. Working capital (calculated as current assets, reduced for held-to-maturity investments classified as current assets, less current liabilities) totaled $421.6 million at March 31, 2003 compared with $403.0 million at December 31, 2002, an increase of $18.6 million or 4.6%.

        Cash and cash equivalents totaled $277.3 million at March 31, 2003 compared with $204.3 million at December 31, 2002, an increase of $73.0 million or 35.7% primarily due to cash provided by operating activities of $88.3 million and cash provided by financing activities of $2.8 million partially offset by cash used in investing activities of $18.1 million.

        Operating activities provided net cash inflows of $88.3 million for the three months ended March 31, 2003, primarily due to cash received from customers less cash paid to suppliers, employees, related parties and income taxes paid.

        Net cash used in investing activities was $18.1 million for the three months ended March 31, 2003, primarily due to purchases of $35.7 million of available-for-sale investments and capital expenditures of $22.2 million related to global initiatives and general capacity increases offset by proceeds of $42.7 million from the redemption of available-for-sale investments.

        Cash provided by financing activities was approximately $2.8 million for the three months ended March 31, 2003, primarily due to contributions from minority shareholders.

        Nasdaq believes that the liquidity provided by existing cash and cash equivalents, investments and cash generated from operations will provide sufficient capital to meet current and future operating requirements. On August 29, 2002, Nasdaq entered into a $150.0 million unsecured revolving-credit facility. Nasdaq plans to use the Facility for general corporate purposes. At March 31, 2003, Nasdaq had not utilized this Facility and the entire $150.0 million of the Facility was available. Nasdaq has generated positive cash flows annually in each of the six years since 1996 and believes that in the future it will be able to meet both short and long-term operating requirements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

        Market risk represents the risks of changes in the value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. As of March 31, 2003, Nasdaq's investment portfolio consisted primarily of floating rate securities, obligations of U.S. Government sponsored enterprises, municipal bonds and commercial paper. Nasdaq's primary market risk is associated with fluctuations in interest rates and the effects that such fluctuations may have on its investment portfolio and outstanding debt. The weighted average maturity of the fixed income portion of the portfolio is 1.14 years as of March 31, 2003. Nasdaq's outstanding debt obligations generally specify fixed rates until May 2007 and a floating interest rate based on the lender's cost of funds maturity in 2012. The investment portfolio is held primarily in short-term investments with maturities averaging approximately one to five years. Therefore, management does not believe that a 100 basis point fluctuation in market interest rates will have a material effect on the carrying value of Nasdaq's investment portfolio or on Nasdaq earnings or cash flows. Nasdaq's exposure to these risks has not materially changed since December 31, 2002.

        Nasdaq also has exposure to foreign currency translation gains and losses due to its subsidiaries and equity method investments. Nasdaq periodically evaluates its foreign currency hedging policies and may choose to enter into transactions to minimize foreign currency exposure.

Item 4. Controls and Procedures

        (a).    Evaluation of Disclosure Controls and Procedures.    Nasdaq's Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer have evaluated the effectiveness of Nasdaq's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) and Rule 15d-14(c) as of a date within 90 days prior to the date of this report (the "Evaluation Date"). Based upon that evaluation, Nasdaq's Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that, as of the Evaluation Date, Nasdaq's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to Nasdaq (including its consolidated subsidiaries) required to be included in its periodic reports filed under the Exchange Act.

        (b).    Changes in Internal Controls.    Since the Evaluation Date, there have not been any significant changes in Nasdaq's internal controls or in other factors that could significantly affect such controls.

The Nasdaq Stock Market, Inc.

PART II—OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:
The exhibits required by this item are set forth on the Exhibit Index attached hereto.
(b)	Reports on Form 8-K:
No reports on Form 8-K were filed during the quarter ended March 31, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE NASDAQ STOCK MARKET, INC. (Registrant)
Date: May 9, 2003	By:	/s/ HARDWICK SIMMONS Name: Hardwick Simmons Title: Chairman and Chief Executive Officer
Date: May 9, 2003	By:	/s/ DAVID P. WARREN Name: David P. Warren Title: Executive Vice President and Chief Financial Officer

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

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

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

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

/s/ DAVID P. WARREN David P. Warren Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Name
10.1	First Amendment, dated as of March 4, 2003 to the 364-day Credit Agreement, among Nasdaq and Citibank N.A. dated as of August 29, 2002.
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

QuickLinks

The Nasdaq Stock Market, Inc. Form 10-Q For the Quarter Ended March 31, 2003 INDEX
The Nasdaq Stock Market, Inc. PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
The Nasdaq Stock Market, Inc. Condensed Consolidated Statements of Income (Unaudited) (in thousands, except per share amounts)
The Nasdaq Stock Market, Inc. Condensed Consolidated Balance Sheets (in thousands, except share and par value amounts)
The Nasdaq Stock Market, Inc. Condensed Consolidated Balance Sheets (continued) (in thousands, except share and par value amounts)
The Nasdaq Stock Market, Inc. Condensed Consolidated Statements of Cash Flows (Unaudited) (in thousands)
The Nasdaq Stock Market, Inc. Notes to Condensed Consolidated Financial Statements
The Nasdaq Stock Market, Inc.
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosure About Market Risk
  Item 4. Controls and Procedures
The Nasdaq Stock Market, Inc. PART II—OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
EXHIBIT INDEX