Form 10-Q
period 2003-06-30
NASDAQ STOCK MARKET INC
filed 2003-08-14
CIK 1120193

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2003
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

(212) 401-8742
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

        As of August 8, 2003, 78,431,581 shares of the Registrant's Common Stock, par value $0.01 per share ("Common Stock"), were outstanding.

The Nasdaq Stock Market, Inc.
Form 10-Q
For the Quarter Ended June 30, 2003

i

        Forward-looking statements in this Quarterly Report on Form 10-Q are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, The Nasdaq Stock Market, Inc.'s ("Nasdaq") ability to implement its strategic initiatives, economic, political, and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition and other factors that are more fully described under the caption "Item 1. Business—Risk Factors" in The Nasdaq Stock Market, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2002. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of June 30, 2003. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events, or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

ii

The Nasdaq Stock Market, Inc.
PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

The Nasdaq Stock Market, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(in thousands, except per share amounts)

	Three months ended		Six months ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Revenues
Transaction Services	$60,383	$103,446	$128,299	$208,627
Market Information Services	36,472	50,452	80,357	103,160
Corporate Client Group	42,856	44,004	85,352	87,867
Other	11,684	7,235	23,274	16,815

Total revenues	151,395	205,137	317,282	416,469

Expenses
Compensation and benefits	49,936	44,814	97,787	91,112
Marketing and advertising	5,507	4,216	10,810	8,038
Depreciation and amortization	23,294	24,795	48,802	50,098
Professional and contract services	11,327	17,074	26,164	32,033
Computer operations and data communications	31,545	35,363	65,014	77,879
Provision for bad debts	1,516	4,393	1,584	6,508
Travel, meetings and training	2,651	3,725	5,086	6,728
Occupancy	8,312	10,060	16,690	16,973
Publications, supplies and postage	2,136	2,782	3,782	5,039
Other	10,416	9,952	15,273	17,435

Total direct expenses	146,640	157,174	290,992	311,843

Elimination of non-core product lines, initiatives and severance	59,831	—	59,831	—
Nasdaq Japan impairment loss	(5,000)	15,208	(5,000)	15,208
Support costs from related parties, net	15,777	17,677	32,971	35,351

Total expenses	217,248	190,059	378,794	362,402

Net operating (loss) income	(65,853)	15,078	(61,512)	54,067
Interest income	2,611	3,414	5,382	6,558
Interest expense	(5,348)	(4,070)	(10,707)	(7,611)
Minority interests	6,375	2,656	9,046	5,598

Net (loss) income before taxes	(62,215)	17,078	(57,791)	58,612
Benefit (provision) for income taxes	13,207	(8,308)	11,349	(28,515)

Net (loss) income	$(49,008)	$8,770	$(46,442)	$30,097

Net (loss) income applicable to common stockholders:
Net (loss) income	$(49,008)	$8,770	$(46,442)	$30,097
Preferred stock:
Dividends declared	(2,544)	—	(3,194)	—
Accretion of preferred stock	—	(2,441)	—	(4,882)

Net (loss) income applicable to common stockholders	$(51,552)	$6,329	$(49,636)	$25,215

Earnings per common share:
Basic (loss) earnings per share	$(0.66)	$0.08	$(0.63)	$0.28

Diluted (loss) earnings per share	$(0.66)	$0.08	$(0.63)	$0.27

See accompanying notes.

The Nasdaq Stock Market, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	June 30, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$269,107	$204,271
Investments:
Available-for-sale, at fair value	233,185	222,125
Held-to-maturity, at amortized cost	28,310	18,674
Receivables, net	139,133	166,471
Receivables from related parties	7,230	11,274
Deferred tax asset	50,272	53,048
Other current assets	23,887	21,143

Total current assets	751,124	697,006
Investments:
Held-to-maturity, at amortized cost	—	9,756
Property and equipment:
Land, buildings and improvements	95,528	94,549
Data processing equipment and software	450,534	452,309
Furniture, equipment and leasehold improvements	194,829	192,091

	740,891	738,949
Less accumulated depreciation and amortization	(411,904)	(377,724)

Total property and equipment, net	328,987	361,225
Non-current deferred tax asset	74,212	69,971
Goodwill	1,981	10,138
Other intangible assets	4,164	6,505
Other assets	5,834	21,313

Total assets	$1,166,302	$1,175,914

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$47,001	$79,611
Accrued personnel costs	41,000	47,511
Deferred revenue	108,605	64,633
Current portion of senior notes	4,892	11,329
Other accrued liabilities	76,956	40,510
Current obligation under capital lease	6,048	4,396
Payables to related parties	26,587	27,324

Total current liabilities	311,089	275,314
Senior notes	178,223	189,689
Subordinated notes	240,000	240,000
Non-current obligation under capital lease	3,996	7,735
Accrued pension costs	30,532	23,558
Non-current deferred tax liability	51,019	49,240
Non-current deferred revenue	88,654	102,065
Other liabilities	29,577	23,923

Total liabilities	933,090	911,524
Minority interests	6,642	(6,482)
Stockholders' equity
Common stock, $0.01 par value, 300,000,000 authorized, shares issued: 130,610,921 at June 30, 2003 and 130,518,921 at December 31, 2002; shares outstanding: 78,431,581 at June 30, 2003 and 78,266,708 at December 31, 2002	1,306	1,305
Preferred stock, 30,000,000 authorized, Series A: 1,338,402 shares issued and outstanding; Series B: 1 share issued and outstanding	133,840	133,840
Additional paid-in capital	358,834	358,237
Common stock in treasury, at cost: 52,179,340 at June 30, 2003 and 52,252,213 shares at December 31, 2002	(668,431)	(669,454)
Accumulated other comprehensive income	2,280	(2,326)
Deferred stock compensation	(935)	(1,920)
Common stock issuable	3,059	4,937
Retained earnings	396,617	446,253

Total stockholders' equity	226,570	270,872

Total liabilities, minority interests and stockholders' equity	$1,166,302	$1,175,914

See accompanying notes.

The Nasdaq Stock Market, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six months ended
	June 30, 2003	June 30, 2002
Reconciliation of net (loss) income to cash provided by operating activities
Net (loss) income	$(46,442)	$30,097
Non-cash items included in net income:
Depreciation and amortization	48,802	50,098
Amortization of restricted stock awards and other stock-based compensation	289	2,366
Minority interests	(9,046)	(5,598)
Provision for bad debts	1,584	6,508
Loss from equity method affiliates	1,196	6,803
Elimination of non-core product lines, initiatives and severance	59,831	—
Nasdaq Japan impairment loss	(5,000)	15,208
Deferred taxes	1,361	(9,432)
Other non-cash items included in net income	18,769	(7,362)
Net change in:
Receivables, net	25,754	309
Receivables from related parties	3,014	17,650
Other current assets	(6,453)	3,297
Other assets	14,199	3,586
Accounts payable and accrued expenses	(32,610)	(6,847)
Accrued personnel costs	(12,775)	(15,055)
Deferred revenue	30,561	46,742
Other accrued liabilities	8,277	(1,137)
Obligation under capital leases	(2,087)	(2,355)
Payables to related parties	(737)	633
Accrued pension costs	6,974	2,695
Other liabilities	5,654	(9,818)

Cash provided by operating activities	111,115	128,388
Cash flow from investing activities
Proceeds from redemptions of available-for-sale investments	66,538	166,777
Purchases of available-for-sale investments	(77,853)	(74,300)
Proceeds from held-to-maturity investments	7,000	—
Purchases of held-to-maturity investments	(6,923)	—
Acquisition, net of cash acquired	(503)	—
Capital contribution to Nasdaq LIFFE joint venture	(2,500)	(12,400)
Purchases of property and equipment	(30,989)	(50,830)
Proceeds from sales of property and equipment	42	22,366

Cash (used in) provided by investing activities	(45,188)	51,613
Cash flow from financing activities
Payments for treasury stock purchases	(147)	(305,155)
Decrease in short-term borrowings	(1,706)	—
Decrease in long-term debt	(285)	153,895
Issuances of common stock	640	1,496
Contribution from minority shareholders	3,653	1,298
Contribution (to) from the NASD, net of distribution	(3,246)	5,569

Cash (used in) financing activities	(1,091)	(142,897)
Increase in cash and cash equivalents	64,836	37,104
Cash and cash equivalents at beginning of period	204,271	293,731

Cash and cash equivalents at end of period	$269,107	$330,835

Supplemental disclosure of non-cash flow activities:
Nasdaq Europe's debt to equity conversion	$17,912	$—
Payments for treasury stock purchases with issuance of preferred stock	$—	$124,075
Cash paid during the six months:
Interest	$10,109	$5,737
Income taxes	$60	$51,335

See accompanying notes.

The Nasdaq Stock Market, Inc.
Notes to Condensed Consolidated Financial Statements

1.     Organizations and Nature of Operations

        Nasdaq operates The Nasdaq Stock Market®, one of the world's largest electronic screen-based equity securities market and one of the world's largest equity securities market based on share volume. Nasdaq is the parent company of Nasdaq Global Holdings ("Nasdaq GlobalSM"); Quadsan Enterprises, Inc. ("Quadsan"); Nasdaq Financial Products Services, Inc. ("Nasdaq Financial Products"); Nasdaq International Market Initiatives, Inc. ("NIMISM"); and Nasdaq Canada, Inc. ("Nasdaq CanadaSM"), collectively referred to as "Nasdaq". These entities are wholly-owned by Nasdaq. Nasdaq Tools Inc. ("Nasdaq ToolsSM"), previously a wholly-owned subsidiary of Nasdaq, was merged with and into Nasdaq on July 31, 2002. At June 30, 2003, Nasdaq also owned a 63.0% interest in Nasdaq Europe S.A./N.V. ("Nasdaq EuropeSM") and a 50.0% interest in Nasdaq LIFFE Markets, LLC ("NQLX"). During the second quarter of 2003, Nasdaq announced the results of a strategic review of its business initiatives, products and services. As a result of this review, Nasdaq supported the decision of Nasdaq Europe's shareholders to wind down the market operated by Nasdaq Europe. Nasdaq also determined it would wind down Nasdaq Tools. After the end of the second quarter 2003, Nasdaq also redeemed its interest in the NQLX joint venture and transferred its ownership interest to NQLX, which will result in the London International Financial Futures Exchange ("LIFFE"), the remaining owner of NQLX, assuming financial and management responsibility. See Note 2, Significant Transactions, for further discussion of Nasdaq's strategic review and Note 10, Subsequent Events, for discussion of the redemption of NQLX.

        Nasdaq Global, which is incorporated in Switzerland, is the holding company for Nasdaq's investment in IndigoMarkets Ltd. ("IndigoMarketsSM") in which Nasdaq Global had a 55.0% interest as of June 30, 2003. Prior to June 30, 2002, Nasdaq Global also had a 39.7% interest in Nasdaq Japan, Inc. ("Nasdaq JapanSM"). As of June 30, 2002, Nasdaq recognized an other-than-temporary impairment of its investment in Nasdaq Japan and fully liquidated and dissolved its investment during the second quarter of 2003. Nasdaq Europe Planning Company, Limited ("Nasdaq Europe Planning") is owned by Nasdaq Global and Nasdaq. Nasdaq Europe Planning was formed to expand Nasdaq into the European community; however, it has been inactive due to the purchase of Nasdaq's interest in Nasdaq Europe. Nasdaq is currently reviewing the need to maintain the Nasdaq Europe Planning entity. Nasdaq Europe operates a pan-European market headquartered in Brussels. Nasdaq Deutschland AG ("Nasdaq Deutschland") is a German exchange in which Nasdaq Europe had a 50.0% interest as of June 30, 2003. Nasdaq Deutschland was formed from a recapitalization of the Bremer Wertpapierbörse AG exchange and rebranded under the Nasdaq brand. See Note 2, Significant Transactions and Note 10, Subsequent Events, for further discussion of Nasdaq Deutschland. Nasdaq International Ltd. ("Nasdaq International"), a wholly-owned subsidiary of Nasdaq Global, is a London based marketing company. Quadsan is a Delaware investment holding company that provides investment management services for Nasdaq. Nasdaq Financial Products is the sponsor of the Nasdaq-100 Trust. Nasdaq Financial Products Services (Ireland) Limited ("Nasdaq Ireland") is a wholly-owned subsidiary of Nasdaq Financial Products. Nasdaq Ireland is the manager of The Nasdaq Exchange Traded Fund PLC. NIMI is an entity that employs Nasdaq's expatriates assigned to Nasdaq's international subsidiaries. Nasdaq Canada was created to develop a new securities market within Canada under a cooperative agreement with the Provincial Government of Quebec.

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

2.     Significant Transactions

Strategic Review

        During the second quarter of 2003, Nasdaq's management announced a plan designed to position Nasdaq for improved profitability and growth, which included the elimination of non-core products and initiatives. As a result, Nasdaq incurred a second quarter pre-tax charge to earnings of $59.8 million. The net impact to Nasdaq is a pre-tax charge of $57.8 million. The difference represents costs absorbed by minority shareholders of Nasdaq Europe. The charge was primarily recorded to Other accrued liabilities, Goodwill, Property and equipment and Accrued personnel costs on the Condensed Consolidated Balance Sheets. Chief among the results of the strategic review was the decision to support the close of the market operated by Nasdaq Europe, a pan-European stock market located in Belgium in which Nasdaq owned a 63.0% interest as of June 30, 2003. At an Extraordinary General Meeting held on June 26, 2003, the shareholders of Nasdaq Europe voted to discontinue operations of the market. As a result, an orderly wind down of market operations will take place and will be conducted pursuant to a Transition Plan approved by the Belgian Banking and Finance Commission. Completion of the orderly wind down is expected no later than year-end 2003. The charge related to the orderly wind down of market operations in Europe was approximately $14.1 million (excluding the minority interest benefit of $2.0 million) in the second quarter of 2003 and included the impairment of goodwill of $6.1 million, contract terminations of $2.1 million, severance costs of $1.8 million and other costs of $4.1 million.

Other non-core product lines and initiatives Nasdaq plans to eliminate include:

  •
  Nasdaq Tools—Nasdaq Tools is an order management system which runs on the Nasdaq Application Programming Interface using the Nasdaq Workstation II® and will be wound down over the remainder of 2003.

  •
  NQLX—NQLX is a joint venture with LIFFE to create a market for single stock futures and other futures products. Nasdaq has agreed that it will redeem its interest in the NQLX joint venture and transfer its ownership interest to NQLX. LIFFE will assume financial and management responsibility for NQLX. It is not expected that this change will have any impact on the operation of NQLX, but usage of the Nasdaq brand by the company will cease.

  •
  The Bulletin Board Exchange ("BBX")—BBX was a proposed platform for companies not eligible for the Nasdaq SmallCap Market to raise equity capital and increase the visibility of their stock. The Over the Counter Bulletin Board ("OTCBB") will continue its existing operations.

  •
  Liquidity Tracker—Liquidity Tracker was an automated order routing system designed to allow traders to direct orders to specific market makers based on recent trading activity. Liquidity Tracker ceased operations as of June 30, 2003.

        The charge related to the elimination of the above other non-core products was approximately $25.0 million. Included in the $25.0 million charge was the reduction of Nasdaq's investment in NQLX of $6.3 million due to the redemption of Nasdaq's interest in the NQLX joint venture, the impairment of goodwill of $4.1 million associated with Nasdaq Tools, impairment of various capitalized software and fixed assets of $7.8 million, impairment of intangible assets of $1.9 million and other costs of $4.9 million.

        In addition, the charge recorded in the second quarter of 2003 included severance costs of $20.7 million. The severance costs included $4.3 million related to the reduction in force of approximately 110 employees. The remaining $16.4 million of severance costs relates to the fulfillment of employment contracts and obligations associated with the retirement and departure of certain members of senior management. Total headcount was 1,155 as of the end of June 2003 versus 1,284 at the end of the first quarter of 2003.

        As of June 30, 2003, there were minimal cash payments for the recorded charges for Nasdaq Europe, other non-core product lines, initiatives and severance costs. Nasdaq currently expects to continue to recognize additional costs throughout the balance of the year in the range of $12.0 to $15.0 million related to the wind-down of these eliminated products and initiatives.

Nasdaq Europe S.A./N.V.

        On March 27, 2001, Nasdaq acquired a majority ownership interest in the European Association of Securities Dealers Automated Quotation S.A./N.V., a pan-European stock market headquartered in Brussels, for approximately $12.5 million. Nasdaq renamed the company Nasdaq Europe as part of a plan to restructure it into a globally linked, pan-European market. In the first quarter of 2002, Nasdaq Europe sold additional shares to a third party, resulting in an increase of $0.7 million to Nasdaq's stockholders' equity.

        In October 2002, Nasdaq Europe's strategic investors committed to convert the majority of Nasdaq Europe's external debt to equity. The conversion was formally approved by Nasdaq Europe's Board of Directors in March 2003. On May 26, 2003 the strategic investors converted approximately $17.9 million or 63.3% of Nasdaq Europe's external debt to equity ($51.5 million or 83.2% including intercompany debt with Nasdaq). After the conversion, Nasdaq had a 63.0% ownership interest in Nasdaq Europe.

        As mentioned above, as part of the strategic review, the market operated by Nasdaq Europe will be wound down. See above for further discussion.

Nasdaq Deutschland

        On October 30, 2002, Nasdaq's majority-owned subsidiary, Nasdaq Europe, the Berlin and Bremen Stock Exchanges, comdirekt bank, Commerzbank and Dresdner Bank, signed definitive agreements dated as of October 4, 2002, to recapitalize Bremer Wertpapierbörse AG, a German stock exchange, that was rebranded as "Nasdaq Deutschland AG" and marketed under the Nasdaq brand. The recapitalization of Bremer Wertpapierbörse AG was finalized on January 21, 2003. This exchange, subject to German public law resulting from the merger of the Bremen Stock Exchange and the Berlin Stock Exchange, is initially 50.0% owned and controlled by Nasdaq Europe. Trading in international blue chip and growth stocks began on March 21, 2003 and trading in German stocks began on April 7,

2003. Nasdaq Europe agreed to provide certain platform services to Nasdaq Deutschland and Nasdaq agreed to guarantee the provision of such services for a limited period in certain circumstances if Nasdaq Europe no longer provides such services. In August 2003, shareholders of Nasdaq Deutschland agreed to suspend that company's trading operations, effective August 29, 2003, and requested that Nasdaq terminate the guarantee. See Note 7, Commitments and Contingencies and Note 10, Subsequent Events, for further the discussion.

        At June 30, 2003, Nasdaq Europe consolidated Nasdaq Deutschland in its consolidated results. Nasdaq Europe's acquisition of Nasdaq Deutschland was accounted for under the purchase method of accounting, resulting in the initial recording of goodwill of $2.0 million and an intangible asset of $0.7 million. The intangible asset has an indefinite useful life and therefore will not be amortized, but rather tested for impairment annually.

Nasdaq Japan

        During the second quarter of 2002, Nasdaq recognized an other-than-temporary impairment charge on its equity investment in Nasdaq Japan. Nasdaq recognized this impairment as a result of the depressed level of market activity in Japan, combined with the suspension of Nasdaq Japan's hybrid trading system due to the inability to gain exchange approval of market rules and industry participation. These conditions led management to conclude that Nasdaq Japan would not be profitable in the foreseeable future. As a result, Nasdaq Japan's financial liabilities to Nasdaq were not expected to be repaid and were recognized as a loss.

        The net impact of the other-than-temporary impairment on Nasdaq's pre-tax income for the three months ended June 30, 2002 was $15.2 million. This represented a complete write-down of the investment, outstanding and unfunded loans (an additional $6.0 million was loaned and $7.0 million was committed during the three months ended June 30, 2002), foreign exchange translation losses and other receivables, partially offset by a re-valuation of certain variable Nasdaq Japan stock based awards of approximately $7.9 million.

        On August 16, 2002, the Board of Directors of Nasdaq Japan voted to take the company to dormant status, effectively ceasing operations. After careful consideration, Nasdaq Japan's Board concluded that under the economic circumstances there was not a profitable path forward for the company. Nasdaq Japan entered into liquidation status in late November 2002 and was completely dissolved by the end of May 2003. Companies listed on the Nasdaq Japan Market retained their listing on the Osaka Exchange and experienced no disruption to trading.

        During the second quarter of 2003, Nasdaq reversed $5.0 million of the reserves related to Nasdaq Japan due to favorable contract negotiations and lower legal costs resulting from the complete liquidation of Nasdaq Japan.

Nasdaq Member Revenue Sharing

        Effective June 1, 2002, Nasdaq terminated its market data revenue sharing program for securities listed on The Nasdaq Stock Market, as a result of the SEC's decision to abrogate certain market participant tape sharing pilot programs. The SEC's action was in response to concerns about the effect of market data rebates on the accuracy of market data and the regulatory functions of self-regulatory organizations. The SEC's action allows Nasdaq and competing exchanges to retain tape revenue. Nasdaq continues to share market data revenue with the exchanges that participate in the Unlisted Trading Privileges ("UTP") Plan based on their respective share of volume and trades of securities listed on The Nasdaq Stock Market. In addition, Nasdaq InterMarket continues to share tape revenue with Nasdaq market participants who report trades in New York Stock Exchange ("NYSE") and the American Stock Exchange ("Amex") listed securities through Nasdaq.

Long-term Debt

        On May 9, 2002, Nasdaq issued and sold $150.0 million in aggregate principal amount of its 5.83% senior notes due 2007 (the "Senior Notes") in a private placement. The Senior Notes are unsecured, pay interest quarterly, and may be redeemed by Nasdaq at any time, subject to a make-whole amount. The make-whole amount is equal to the excess of the discounted value of the remaining scheduled payments discounted at a factor equal to 50 basis points over the yield to maturity of U.S. Treasury securities having a maturity equal to the remaining average life of the redeemed amount. The proceeds from the Senior Notes, approximately $149.0 million after payment of placement agent commissions and expenses of this offering, were used to fund a portion of the cash consideration paid to the National Association of Security Dealers, Inc. ("NASD") for the repurchase by Nasdaq of 33.8 million shares of Common Stock owned by the NASD and for general corporate purposes.

        In June 2003, Nasdaq secured an amendment to the Senior Notes to exclude the charges related to the strategic review (see above for discussion of strategic review) from the calculation of the interest coverage covenant of the Senior Notes. Because the calculation is based on historical information, Nasdaq will continue to be in compliance with the covenants of the Senior Notes through the third quarter of 2003. Nasdaq is currently negotiating with the holders of the Senior Notes to ensure compliance with the interest coverage covenant in future periods.

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

        For the three months ended June 30, 2003 and June 30, 2002, Nasdaq recognized $5.4 million and $8.3 million in revenue, respectively, that was included in the cumulative effect adjustment as of January 1, 2000. This revenue contributed $3.3 million (after income taxes of $2.1 million) and $5.1 million (after income taxes of $3.2 million) to net income for the three months ended June 30, 2003 and June 30, 2002, respectively.

        For the six months ended June 30, 2003 and June 30, 2002, Nasdaq recognized $11.5 million and $17.4 million in revenue, respectively, that was included in the cumulative effect adjustment as of January 1, 2000. This revenue contributed $7.0 million (after income taxes of $4.5 million) and $10.6 million (after income taxes of $6.8 million) to net income for the six months ended June 30, 2003 and June 30, 2002, respectively.

4.     Deferred Revenue

        Nasdaq's deferred revenue as of June 30, 2003 related to Corporate Client Group fees will be recognized in the following years:

	Initial	LAS	Annual and Other	Total
(amounts in thousands)
Fiscal year ended:
2003	$15,591	$17,386	$46,488	$79,465
2004	27,417	26,142	—	53,559
2005	21,098	16,256	—	37,354
2006	10,911	5,899	—	16,810
2007 and thereafter	9,397	674	—	10,071

	$84,414	$66,357	$46,488	$197,259

        Nasdaq's deferred revenue for the six months ended June 30, 2003 and 2002 are reflected in the following tables. The additions reflect Corporate Client Group revenue charged during the period while the amortization reflects the Corporate Client Group revenue recognized during the period based on the accounting methodology described in Note 3, Change in Accounting Principle.

	Initial	LAS	Annual and Other	Total
(amounts in thousands)
Balance at January 1, 2003	$93,857	$72,841	$—	$166,698
Additions	6,847	12,175	96,891	115,913
Amortization	(16,290)	(18,659)	(50,403)	(85,352)

Balance at June 30, 2003	$84,414	$66,357	$46,488	$197,259

	Initial	LAS	Annual and Other	Total
(amounts in thousands)
Balance at January 1, 2002	$104,629	$82,424	$—	$187,053
Additions	11,032	20,604	102,973	134,609
Amortization	(16,927)	(18,809)	(52,131)	(87,867)

Balance at June 30, 2002	$98,734	$84,219	$50,842	$233,795

5.     Long-term Debt and Credit Arrangements

        Nasdaq had $418.2 million of outstanding long-term debt ($178.2 million of senior notes and $240.0 million of subordinated notes) at June 30, 2003. At June 30, 2003, $4.9 million of senior notes are scheduled to mature in 2003.

        Long-term subordinated notes represents $240.0 million of 4.0% convertible subordinated notes due May 2006 (the "Subordinated Notes") issued and sold to Hellman & Friedman Capital Partners IV, L.P. and certain of its affiliated limited partnerships (collectively, "Hellman & Friedman") during 2001. The annual 4.0% coupon will be payable in arrears in cash and the Subordinated Notes are convertible at any time into an aggregate of 12.0 million shares of Common Stock at $20.00 per share, subject to adjustment, in general, for any stock split, dividend, combination, recapitalization or other similar event. On an as-converted basis as of June 30, 2003, Hellman & Friedman owned an approximate 13.8% equity interest in Nasdaq as a result of these Subordinated Notes as well as 500,000 shares of Common Stock owned as of June 30, 2003.

        On August 29, 2002, Nasdaq entered into an unsecured revolving-credit facility (the "Facility"), which was syndicated to five banks. The Facility made $150.0 million available to Nasdaq for a 364-day term for general corporate purposes. Nasdaq had not utilized this Facility and decided to terminate the Facility effective June 26, 2003.

        SFAS No. 34, "Capitalization of Interest Cost" ("SFAS 34"), requires the capitalization of interest as part of the historical cost of acquiring assets, generally those assets that require a period of time to get them ready for their internal use. AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," includes interest costs incurred while developing internal-use software as capitalizable costs under SFAS 34. As the effect of capitalization of interest cost related to the development of internal-use software is not material when compared with the effect of expensing these interest costs as incurred, all interest costs have been expensed.

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

        Pro forma information regarding net income and earnings per share is required under SFAS 148 and has been determined as if Nasdaq had accounted for all stock options based on a fair value method. Pro forma net income includes the amortization of the fair value of stock options over the vesting period. The pro forma information for the three and six months ended June 30, 2003 and 2002 is as follows:

	Three months ended June 30, 2003		Three months ended June 30, 2002
	Reported	Pro forma	Reported	Pro forma
(amounts in thousands, except per share amounts)
Reported net (loss) income	$(49,008)	$(49,008)	$8,770	$8,770
Stock-based compensation cost (net of tax of $1,724 and $1,133, respectively)	—	(2,671)	—	(1,755)

Pro forma net (loss) income	$—	$(51,679)	$—	$7,015

Basic (loss) earnings per share	$(0.66)	$(0.69)	$0.08	$0.06
Diluted (loss) earnings per share	$(0.66)	$(0.69)	$0.08	$0.06
	Six months ended June 30, 2003		Six months ended June 30, 2002
	Reported	Pro forma	Reported	Pro forma
(amounts in thousands, except per share amounts)
Reported net (loss) income	$(46,442)	$(46,442)	$30,097	$30,097
Stock-based compensation cost (net of tax of $3,225 and $2,214, respectively)	—	(4,997)	—	(3,430)

Pro forma net loss	$—	$(51,439)	$—	$(26,667)

Basic (loss) earnings per share	$(0.63)	$(0.70)	$0.28	$0.24
Diluted (loss) earnings per share	$(0.63)	$(0.70)	$0.27	$0.24

7.     Commitments and Contingencies

Nasdaq Europe

        As of June 30, 2003, €31.8 million ($36.6 million) was funded in the form of a loan fulfilling a commitment for Nasdaq Europe. Of the funded amount, €14.4 million ($16.6 million) was used to finance the operations of Nasdaq Europe through 2002. During the first and second quarters of 2003, an additional €11.6 million ($13.3 million) was funded for 2003 operations. The remaining €5.8 million ($6.7 million) was used to enable Nasdaq Europe to invest in Nasdaq Deutschland, a venture among Nasdaq Europe, several German banks and two regional German exchanges. In October 2002, Nasdaq Europe's strategic investors committed to convert the majority of Nasdaq Europe's external debt to equity. The conversion was formally approved by Nasdaq Europe's Board of Directors in March 2003. On May 26, 2003, the strategic partners converted 63.3% of Nasdaq Europe's external debt (or 83.2% including intercompany debt with Nasdaq).

        On June 24, 2003, Nasdaq's Board of Directors approved a $13.0 million commitment for the wind down of market operations of Nasdaq Europe, which will be conducted pursuant to a Transition Plan approved by the Belgian Banking and Finance Commission. The funding will enable Nasdaq Europe to conduct an orderly transition of listed issuers, as required under Belgian law, renew certain essential contracts during the wind down period, satisfy severance obligations and continue operating the Nasdaq Deutschland platform. As of June 30, 2003, none of the commitment was funded to Nasdaq Europe.

Nasdaq Deutschland Guarantee

        Nasdaq agreed to guarantee the provision of certain support and maintenance services for the trading platform to be operated by Nasdaq Deutschland in the event Nasdaq Europe is no longer able to provide such services. In August 2003, the shareholders of Nasdaq Deutschland requested that Nasdaq terminate the guarantee as part of the process of suspending trading operations. See Note 10, Subsequent Events.

Nasdaq Insurance Agency

        In December 2002, Nasdaq purchased the NASD's 50.0% interest in the NASD Insurance Agency (subsequently renamed the Nasdaq Insurance Agency, LLC ("NIA")). Nasdaq's consideration for the NASD's 50.0% interest consisted of an upfront payment of $0.5 million and up to $5.1 million based on NIA's stream of contingent cash flow through 2011. Nasdaq will pay the NASD: (a) 20% of NIA's cash flows until Nasdaq has paid the NASD $2.3 million from cash flows; (b) 10% of NIA's cash flows until Nasdaq has paid the NASD a cumulative amount of $3.0 million from cash flows; (c) 5% of NIA's cash flows until Nasdaq has paid the NASD the full cumulative amount of $5.1 million from cash flows. As of June 30, 2003, Nasdaq recorded a $52.0 thousand dividend to the NASD for the NIA's first and second quarter 2003 cash flows. The dividend was reflected as a reduction in Additional paid-in capital on Nasdaq's Condensed Consolidated Balance Sheet.

Amex Technology Separation

        During 2001, Nasdaq agreed to fund a portion of the necessary expenses related to the separation of software, hardware and data under a plan to transition technology applications and support from Nasdaq to Amex. The NASD originally integrated certain Nasdaq and Amex technology subsequent to the 1998 acquisition of Amex by the NASD. The total estimated cost of the separation had been established at a maximum of $29.0 million, and was shared evenly between Nasdaq and the NASD. In 2002 and 2001, Nasdaq accrued $5.3 million and $9.2 million, respectively under this commitment, fulfilling its commitment. As of June 30, 2003, $4.8 million has been paid to Amex.

NQLX

        On June 1, 2001, Nasdaq signed an agreement with LIFFE creating NQLX, a U.S. joint venture company to list and trade single stock futures. On November 8, 2002, Nasdaq launched NQLX. The Nasdaq Board approved a capital contribution of $25.0 million to the NQLX joint venture. As of June 30, 2003, $23.0 million had been contributed. The remaining $2.0 million was contributed on July 17, 2003, fulfilling Nasdaq's commitment. As of June 30, 2003, Nasdaq also agreed to redeem its interest in the NQLX joint venture. See Note 2, Significant Transactions, for further discussion.

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

        The following table outlines the components of other comprehensive income for the three and six months ended June 30, 2003 and 2002:

	Three months ended			Six months ended
	June 30, 2003	June 30, 2002		June 30, 2003	June 30, 2002
(amounts in thousands)
Net (loss) income	$(49,008)	$8,770		$(46,442)	$30,097
Unrealized gains (losses) on available-for-sale securities	549	(1,264)		562	(2,509)
Foreign currency translation adjustment	5,135	5,065	(1)	4,044	4,482

Total comprehensive income	$(43,324)	$12,571		$(41,836)	$32,070

(1)
Approximately $2.4 million of foreign currency translation loss has been recognized in the "Nasdaq Japan impairment loss" line item on the Condensed Consolidated Statements of Income. (See Note 2, Significant Transactions, for further discussion).

9.     Capital Stock and Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share.

	Three months ended		Six months ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
(amounts in thousands, except per share amounts)
Numerator
Net (loss) income	$(49,008)	$8,770	$(46,442)	$30,097
Preferred Stock:
Dividends declared(2)	(2,544)	—	(3,194)	—
Accretion of preferred stock	—	(2,441)	—	(4,882)

Net (loss) income applicable to common stockholders for basic earnings per share	$(51,552)	$6,329	$(49,636)	$25,215

Interest impact of convertible debt, (net of tax of $1,883)	—	—	—	2,917

Numerator for diluted earnings per share	$(51,552)	$6,329	$(49,636)	$28,132

Denominator
Weighted average common shares for basic earnings per share	78,343,276	78,045,681	78,323,898	89,213,289

Weighted-average affect of dilutive securities:
Warrants	—	120,171	—	47,994
Employee stock options	97,588	2,298,816	277,348	1,404,544
Employee restricted stock	105,111	205,971	121,519	199,117
Convertible debt assumed converted into Common Stock	—	—	—	12,000,000

Denominator for diluted earnings per share	78,545,975	80,670,639	78,722,765	102,864,944

Earnings per common share:
Basic (loss) earnings per share	$(0.66)	$0.08	$(0.63)	$0.28

Diluted (loss) earnings per share	$(0.66)	$0.08	$(0.63)	$0.27

(2)
Dividends payable to the NASD as a holder of Nasdaq's Series A Preferred Stock began accruing in March 2003. The Series A Preferred Stock carries a 7.6% dividend rate for the year commencing March 2003 and 10.6% in all subsequent years. Nasdaq is obligated to pay this dividend to the extent of its capital surplus. As of March 31, 2003, the dividend payable totaled $0.7 million. As of June 30, 2003 and for all future quarters in 2003, the dividend will be approximately $2.5 million.

        Options to purchase 12,144,070 shares of Common Stock and 479,648 shares of Common Stock underlying warrants issued by Nasdaq were outstanding at June 30, 2003. For the quarter ended June 30, 2003, 1,000,000 of the options outstanding were included in the computation of diluted earnings per share, on a weighted average basis, as their inclusion was dilutive. The remaining options and all the shares underlying the warrants issued by Nasdaq were considered antidilutive and were properly excluded. For the six months ended June 30, 2003, 2,275,000 of the options outstanding were included in the computation of diluted earnings per share, on a weighted average basis, as their inclusion was dilutive. The remaining options and all the shares underlying the warrants were considered antidilutive and were properly excluded. For the quarter and six months ended June 30,

2003 the 12,000,000 shares underlying the Subordinated Notes were also considered antidilutive and were properly excluded.

10.   Subsequent Events

Nasdaq Deutschland

        On August 11, 2003, the shareholders of Nasdaq Deutschland agreed to suspend that company's trading operations effective August 29, 2003. Nasdaq Europe has also agreed to transfer all of its shares in Nasdaq Deutschland to one of the other shareholders, BWB Holding AG. The share transfer is expected to become effective by August 29, 2003. All current shareholders of Nasdaq Deutschland have agreed to release and discharge each other from certain claims that they may have against each other in connection with certain agreements related to the operations and control of Nasdaq Deutschland. Finally, the shareholders of Nasdaq Deutschland have requested termination of the guarantee agreement and license agreement for use of the Nasdaq name between Nasdaq and Nasdaq Deutschland and both agreements will terminate effective August 29, 2003.

        As a result of these events, Nasdaq expects to recognize costs in the range of $20.0 to $40.0 million, which includes the trading platform for Nasdaq Deutschland and the associated investment and goodwill. The lower end of the range assumes the sale of certain technology assets at current market value. Nasdaq currently anticipates minimal cash outlays associated with these costs.

Redemption of NQLX

        On July 17, 2003, Nasdaq fulfilled its remaining funding obligation by contributing $2.0 million to NQLX, with the aggregate contributions totaling $25.0 million. On July 24, 2003, Nasdaq, LIFFE and NQLX executed a Redemption and Separation Agreement, at which time Nasdaq ceased to be a partner of NQLX for state law purposes and ceased to share in partnership profits.

The Nasdaq Stock Market, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion of the financial condition and results of operations of Nasdaq should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.

Business Environment

        There was a significant rally in market indices during the second quarter of 2003, with the Nasdaq Composite Index rising 21.0%. Despite this rally, the number of shares traded in Nasdaq-listed securities declined marginally during the second quarter of 2003 in comparison to the same period of 2002 as the rally in equity prices did not lead to a spike in trading activity. Average daily share volume for Nasdaq-listed securities in the second quarter of 2003 was 1.79 billion shares compared to 1.83 billion shares in the comparable period of 2002 – a 2.2% decline. However, average daily share volume increased 22.6% in the second quarter of 2003 when compared to the 1.46 billion average share volume in the first quarter of 2003 as geo-political concerns eased. The lack of year-on-year growth in trading activity and the continuation of an intensely competitive environment negatively impacted Nasdaq's primary revenue drivers. It is important to note that during the first half of 2002, some market participants, particularly those doing institutional trading, moved from a traditional "net" pricing model to a commission-based model ("agency model"), resulting in lower reported volume in 2003. However, underlying trading activity is unaffected by this situation; therefore the change to the agency model did not have a corresponding large impact on Nasdaq's revenue.

        Continued low trading volumes at investment firms during the second quarter of 2003 were reflected in weak demand for Nasdaq's access services and market data. Furthermore, strong competition put downward pressure on Nasdaq transaction system's market share causing revenue from Transaction Services and Market Information Services to decline. The overall economic climate also continued to hurt the market for initial public offerings ("IPOs"). In the second quarter of 2003, Nasdaq had two IPOs compared to 22 in the second quarter of 2002. There were also declines in secondary offerings, which were down 40.4% from 47 in the second quarter of 2002 to 28 in the second quarter of 2003. The slow pace of economic recovery continues to be a drag on trading volume, equity underwriting and revenue growth in the near term.

Change in Accounting Principle

        On August 17, 2001, Nasdaq concluded discussions with the SEC with respect to the implementation in its financial statements of SAB 101, which became effective for SEC reporting companies in the fourth quarter of 2000. Nasdaq became an SEC public reporting company on June 29, 2001, the effective date of its Registration Statement on Form 10. As a result of the discussions with the SEC, Nasdaq changed its method of accounting for revenue recognition for certain components of its Corporate Client Group revenues.

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

        For the three months ended June 30, 2003 and June 30, 2002, Nasdaq recognized $5.4 million and $8.3 million in revenue, respectively, that was included in the cumulative effect adjustment as of

January 1, 2000. This revenue contributed $3.3 million (after income taxes of $2.1 million) and $5.1 million (after income taxes of $3.2 million) to net income for the three months ended June 30, 2003 and June 30, 2002, respectively.

        For the six months ended June 30, 2003 and June 30, 2002, Nasdaq recognized $11.5 million and $17.4 million in revenue, respectively, that was included in the cumulative effect adjustment as of January 1, 2000. This revenue contributed $7.0 million (after income taxes of $4.5 million) and $10.6 million (after income taxes of $6.8 million) to net income for the six months ended June 30, 2003 and June 30, 2002, respectively.

Results of Operations

For the Three Months Ended June 30, 2003 and June 30, 2002

        Financial Overview.    Nasdaq's financial position can vary due to a number of factors discussed throughout this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in "Item 1. Business—Risk Factors" as filed in Nasdaq's Annual Report on Form 10-K for the year ended December 31, 2002. The following table sets forth an overview of Nasdaq's financial results:

	Three months ended June 30,
	2003	2002
(in millions, except per share amounts)
Total revenues	$151.4	$205.1
Total direct expenses	146.6	157.2
Total expenses	217.3	190.1
Net (loss) income before taxes	(62.2)	17.1
Net (loss) income	(49.0)	8.8
Net (loss) income applicable to common stockholders	(51.5)	6.3
Basic (loss) earnings per common share	(0.66)	0.08
Diluted (loss) earnings per common share	(0.66)	0.08

Revenues

        The following table sets forth Total Revenues:

	Three months ended June 30,
	2003	2002
(in millions)
Transaction Services	$60.4	$103.4
Market Information Services	36.5	50.5
Corporate Client Group	42.9	44.0
Other	11.6	7.2

Total Revenues	$151.4	$205.1

Transaction Services

        The following table sets forth revenues from Transaction Services:

	Three months ended June 30,
	2003	2002
(in millions)
Access Services	$26.7	$36.5
Execution Services	20.7	44.1
Trade Reporting	12.2	21.0
Other Transaction Services Revenue	0.8	1.8

Total Transaction Services Revenue	$60.4	$103.4

        For the quarter ended June 30, 2003, Transaction Services revenue was $60.4 million compared with $103.4 million for the quarter ended June 30, 2002, a decrease of $43.0 million or 41.6%.

        Access Services revenue was $26.7 million for the quarter ended June 30, 2003 compared with $36.5 million for the quarter ended June 30, 2002, a decrease of $9.8 million or 26.8%. This decrease was primarily due to the reduction in the number of trader log-ons to Nasdaq systems reflecting market participant consolidation. Access Services revenue is derived from Nasdaq Workstation II and Application Programming Interfaces, Computer-to-Computer Interface ("CTCI"), Nasdaq Tools and the Nasdaq Weblink system ("Weblink"). As discussed in Note 2, Significant Transactions, Nasdaq will wind down Nasdaq Tools.

        The Nasdaq Workstation II and the Application Programming Interface are the primary means by which traders access Nasdaq's quote and trade execution facilities, providing access to quotation services, automated trade executions, real-time reporting, trade negotiations and clearing. These access devices provided revenues of $22.4 million for the quarter ended June 30, 2003 compared with $31.1 million for the quarter ended June 30, 2002, a decrease of $8.7 million or 28.0%. This decrease was primarily due to the reduction in the number of trader log-ons reflecting market participant consolidations. Nasdaq Workstation II and Application Programming Interface fees are charged monthly based upon the number of authorized log-on identifications.

        Nasdaq provides CTCI for users to report trades, enter orders into SuperMontageSM and receive execution messages. CTCI links market participants' automated systems to Nasdaq. CTCI provided revenues of $3.3 million for the quarter ended June 30, 2003 compared with $4.1 million for the quarter ended June 30, 2002, a decrease of $0.8 million or 19.5% primarily due to a price decrease on April 1, 2003. Users are charged a monthly fee based upon the bandwidth of the line.

        Also included in Access Services are Nasdaq Tools and Weblink, which each totaled $0.5 million for the quarter ended June 30, 2003 and $1.0 million and $0.3 million, respectively, for the quarter ended June 30, 2002. Prior to July 31, 2002, revenue from Nasdaq Tools was disclosed as Other revenue. Prior period amounts have been reclassified to conform to the current period presentation of revenue for Access Services and Other revenue.

        Execution Services revenue totaled $20.7 million for the quarter ended June 30, 2003 compared with $44.1 million for the quarter ended June 30, 2002, a decrease of $23.4 million or 53.1% primarily due to lower overall share volume and market share in the second quarter of 2003 compared with the second quarter of 2002. In addition, during the second quarter of 2003, increased competition and shifts in market composition continued to place pressure on revenue as firms executed transactions outside of Nasdaq's systems and reported trades in Nasdaq-listed securities to other exchanges and facilities. Average daily share volume and the percentage of share volume executed in Nasdaq's systems were 1.79 billion and 17.6%, respectively, in the second quarter of 2003 compared to 1.83 billion and

29.8%, respectively, in the second quarter of 2002. Execution Services revenue is primarily derived from SuperMontage, Advanced Computer Execution Systems ("ACES®") and Computer Assisted Execution SystemSM ("CAESSM").

        In the fourth quarter of 2002, Nasdaq fully implemented SuperMontage, a new trading system designed to refine how market participants can access, process, display and integrate orders and quotes in The Nasdaq Stock Market. In the first quarter of 2003, Nasdaq enhanced SuperMontage's functionality to allow non-market maker firms the ability to post non-attributable bids and offers on the SuperMontage platform, thereby improving SuperMontage liquidity and expanding its user base. SuperMontage replaced SuperSoesSM, the transaction system for automatic execution of buy and sell orders in The Nasdaq National Market® securities, as well as SelectNet® and the Small Order Execution System ("SOESSM"). SelectNet functioned as an automated Nasdaq service to facilitate order executions by linking all market participants that trade Nasdaq-listed securities. SOES operated as an automatic execution system for The Nasdaq SmallCap Market® securities. (See discussion of SuperSoes, SelectNet and SOES below.) SuperMontage revenue was $19.9 million for the three months ended June 30, 2003. A quote update fee was charged to market participants for updating quotes on The Nasdaq National Market and The Nasdaq SmallCap Market and was eliminated on February 1, 2003. SuperMontage fees are charged on a per share basis.

        As discussed above, SuperSoes was Nasdaq's primary execution system prior to the implementation of SuperMontage. SuperSoes combined features of the previously existing SelectNet and SOES execution systems and was only available for securities listed on The Nasdaq National Market tier of The Nasdaq Stock Market. SuperSoes revenue and quote update fees were $34.4 million for the three months ended June 30, 2002. For the quarter ended June 30, 2002, the quote update fee was $5.9 million. As noted above, the quote update fee was eliminated on February 1, 2003. SuperSoes fees were charged on a per share basis. Nasdaq retired the SuperSoes system in December 2002.

        The SelectNet execution system provided revenue of $7.5 million for the three months ended June 30, 2002. As discussed above, prior to the implementation of SuperMontage, SelectNet functioned as an automated Nasdaq service to facilitate order execution by linking all market participants that traded Nasdaq-listed securities. During 2002, SelectNet served primarily as a means for participants to reach electronic communication network ("ECN") quotes on The Nasdaq Stock Market and was also a tool for market participants seeking to negotiate trades with particular counter-parties to broadcast such an order to all market makers. SelectNet fees were charged on a per transaction basis. Nasdaq retired the SelectNet system in December 2002.

        Revenue from SOES, which was used during 2002 solely for transactions on The Nasdaq SmallCap Market, accounted for less than 1% of revenue for the three months ended June 30, 2002. Nasdaq retired the SOES system in December 2002.

        Also included in Execution Services revenue is revenue derived from ACES, CAES and the Primex Auction System ("Primex™"). ACES, CAES and Primex aggregate revenues totaled $0.8 million for the quarter ended June 30, 2003 compared with $2.2 million for the quarter ended June 30, 2002, a decrease of $1.4 million or 63.6%. CAES is an automatic and order delivery execution system for the NYSE and Amex-listed securities. ACES is an order routing tool that routes orders directly between market participants. Primex is an electronic auction-trading platform.

        Trade Reporting revenue totaled $12.2 million for the quarter ended June 30, 2003 compared with $21.0 million for the quarter ended June 30, 2002, a decrease of $8.8 million or 41.9%. This decrease was primarily due to the reporting of trades to regional exchanges and the Alternative Display Facility ("ADF"), a decline in overall share volume and pricing changes. Pricing changes were initiated in April 2003 and June 2003 for trades matched and executed exclusively through the order books of individual market participants or through other automated execution systems ("locked-in") and SuperMontage transaction reports. Revenue from Trade Reporting is derived from Automated

Confirmation Transaction Services ("ACTSM"), an automated service that provides the post-execution steps of price reporting, volume comparison, clearing of pre-negotiated trades and risk management services. ACT fees are primarily charged on a per transaction basis.

Market Information Services

        The following table sets forth the revenue from Market Information Services:

	Three months ended June 30,
	2003	2002
(in millions)
Level 1 Service	$30.9	$35.9
Nasdaq Quotation Dissemination Service ("NQDS")	9.7	10.1
ViewSuite	1.4	—
Nasdaq InterMarketSM:
Tape Fee Revenue	6.6	18.1
Tape Fee Revenue Sharing	(3.2)	(6.9)

Tape Fee Revenue, net of Revenue Sharing	3.4	11.2
Unlisted Trading Privileges ("UTP")	(12.0)	(5.5)
Nasdaq Data Revenue Sharing	—	(4.1)
Other Market Information Services Revenue	3.1	2.9

Total Market Information Services Revenue	$36.5	$50.5

        For the quarter ended June 30, 2003, Market Information Services revenue was $36.5 million compared with $50.5 million for the quarter ended June 30, 2002, a decrease of $14.0 million or 27.7%.

        Nasdaq's Level 1 service provides last trade and current inside quote information for securities listed on The Nasdaq Stock Market. Level 1 revenue totaled $30.9 million for the quarter ended June 30, 2003 compared with $35.9 million for the quarter ended June 30, 2002, a decrease of $5.0 million or 13.9%. The decrease was primarily due to cost saving initiatives among Nasdaq's market participants and market participant consolidations causing a decrease in professional Level 1 subscriptions. Fees for professional users are based on monthly subscriptions to terminals or access lines. Also contributing to the decline was a decrease in non-professional users of Level 1 data due to the reduced consumer interest in the equities markets. Providers of Level 1 data to non-professional users have the option to offer this information through either a flat monthly rate or a per query charge.

        NQDS provides subscribers with the best quote from each Nasdaq market participant. NQDS revenues totaled $9.7 million for the quarter ended June 30, 2003 compared with $10.1 million for the quarter ended June 30, 2002, a decrease of $0.4 million or 4.0% primarily due to cost saving initiatives among Nasdaq's market participants and consolidation of major trading firms causing a decrease in professional NQDS subscriptions. This was partially offset by growth in non-professional subscriptions. NQDS revenue is derived from monthly subscriptions.

        In the fourth quarter of 2002, Nasdaq launched three new proprietary data products in conjunction with the launch of SuperMontage. These new data products: Nasdaq DepthViewSM, PowerViewSM and TotalViewSM (collectively referred to as the "ViewSuite" products), offer a wide array of quotation information to market data vendors and broker-dealer distributors. DepthView shows the aggregate size, by price level, of all Nasdaq market participants' quotations/orders that are in the top five price levels in SuperMontage. PowerView bundles NQDS and DepthView. TotalView offers the PowerView services and shows all Nasdaq market participants' quotations/orders that are in the top five price levels in SuperMontage, in addition to the aggregate size of all unattributed (i.e., providing pre-trade anonymity) quotes/orders in each of the top five price levels. Nasdaq began charging for its ViewSuite data products in the first quarter of 2003. ViewSuite revenue was $1.4 million for the three months ended June 30, 2003.

        Each ViewSuite product is offered through distributors to professional subscribers for a monthly fee per terminal and DepthView and PowerView are offered to non-professional subscribers for a lower monthly fee per terminal. In addition, Nasdaq charges the distributor a monthly fee for each ViewSuite product.

        Nasdaq InterMarket Tape Fee revenues are derived from data revenue generated by the Consolidated Quotation Plan and the Consolidated Tape Association Plan (collectively, "CQ/CTA Plans"). The information collected under the CQ/CTA Plans is sold to data vendors, who in turn sell it to the public. Nasdaq's InterMarket tape revenue is directly related to both its percentage of trades in exchange-listed securities that are reported through the CQ/CTA Plans and the size of the revenue sharing pool. Nasdaq InterMarket Tape Fee revenue totaled $6.6 million for the quarter ended June 30, 2003 compared with $18.1 million for the quarter ended June 30, 2002, a decrease of $11.5 million or 63.5%, primarily due to Island ECN ("Island") reporting certain additional trading activity to the Cincinnati Stock Exchange beginning in the fourth quarter of 2002. Part of Nasdaq's CQ/CTA Tape Fee revenue is shared with market participants. A previous minimum threshold requirement for revenue sharing was eliminated as of July 1, 2002. Nasdaq InterMarket Tape Fee revenue sharing was $3.2 million for the quarter ended June 30, 2003 compared with $6.9 million for the quarter ended June 30, 2002, a decrease of $3.7 million or 53.6%, primarily due to Island reporting trade activity to the Cincinnati Stock Exchange, which reduced the amount of revenue Nasdaq was obligated to share with Island. Partially offsetting the decrease in Tape Fee Revenues, net of Revenue Sharing, Nasdaq receives licensing fees from regional exchanges that report trades in Nasdaq-100 Trust (the "QQQ"), an exchange traded fund, which are reported as Other revenue in the Condensed Consolidated Statements of Income. See discussion of Other revenue for further information regarding the QQQ.

        Nasdaq shares Tape Fee revenue (i.e., revenue from the sale of tape data) for Nasdaq-listed securities through the UTP Plan. Tape Fees are shared with regional exchanges that are members of the UTP Plan and that trade Nasdaq-listed securities. UTP Plan participants are paid based on the total shares and trades that they execute as a percentage of all shares and trades executed in securities listed on The Nasdaq Stock Market. Nasdaq Tape Fee revenue sharing with UTP Plan participants totaled $12.0 million for the quarter ended June 30, 2003 compared with $5.5 million for the quarter ended June 30, 2002, an increase of $6.5 million, primarily due to the trade reporting activity from the ADF, which became an active UTP Plan participant in the first quarter of 2003 and the Pacific Exchange, which became an active UTP Plan participant in the second quarter of 2003.

        Nasdaq also shared Tape Fee revenue, through the Nasdaq Data Revenue Sharing program, with its market participants in a pilot program based on their share of trades and volume reported to Nasdaq. This revenue sharing plan was introduced in the first quarter of 2002. During the second quarter ended June 30, 2002, Nasdaq shared $4.1 million in Tape Fee revenue with its market participants. The data revenue sharing program was part of a larger strategy to compete with UTP exchanges and provide proper incentive for Nasdaq market participants to continue to fully utilize Nasdaq's Transaction Services. Effective June 1, 2002, the SEC abrogated certain market participant Tape Fee sharing pilot programs, which resulted in an elimination of the Nasdaq member revenue sharing program for data covered under the UTP Plan. See Note 2, Significant Transactions, for further discussion.

Corporate Client Group

        The following table sets forth the revenue from the Corporate Client Group as reported and calculated in accordance with Generally Accepted Accounting Principles ("GAAP") and as would be reported on a non-GAAP basis without giving affect to SAB 101 ("pre-SAB 101"). Nasdaq believes that the presentation of pre-SAB 101 revenue, as it related to LAS and Initial Listing Fees, is a good indicator of current Corporate Client Group activity because pre-SAB 101 information excludes the effects of recognizing revenue related to Initial Listing Fees and LAS Fees over the six and four year periods, respectively.

	Three months ended June 30,
	2003		2002
	Revenue		Revenue
	As Reported Under SAB 101	Pre-SAB 101	As Reported Under SAB 101	Pre-SAB 101
(in millions)
Annual Renewal Fees	$24.2	$24.2	$25.6	$25.6
Listing Additional Shares ("LAS") Fees	9.4	4.1	9.5	12.3
Initial Listing Fees	8.1	2.9	8.4	8.7
Other Corporate Client Group Revenue	1.2	1.2	0.5	0.5

Total Corporate Client Group Revenue	$42.9	$32.4	$44.0	$47.1

        For the quarter ended June 30, 2003, Corporate Client Group revenue was $42.9 million compared with $44.0 million for the quarter ended June 30, 2002, a decrease of $1.1 million or 2.5%.

        Corporate Client Group revenues are primarily derived from fees for Annual Renewal, LAS and Initial Listings for companies listed on The Nasdaq Stock Market. Fees are generally calculated based upon total shares outstanding for the issuing company. These fees are initially deferred and amortized over the estimated periods for which the services are provided. Revenues from Initial Listing Fees and LAS Fees are amortized over six and four years, respectively, and annual fees are amortized on a pro-rata basis over the calendar year. The difference between the as reported revenue and the pre-SAB 101 basis revenue is due to the amortization of fees in accordance with SAB 101 (See Notes 3 and 4, Change in Accounting Principle and Deferred Revenue, for further discussion).

        Annual renewal Fees totaled $24.2 million on both an as reported and pre-SAB 101 basis for the three months ended June 30, 2003 compared with $25.6 million for the three months ended June 30, 2002, a decrease of $1.4 million or 5.5%. The decrease was primarily due to a decrease in the number of companies listed on The Nasdaq Stock Market from 4,109 on January 1, 2002 to 3,659 on January 1, 2003.

        LAS Fees totaled $9.4 million for the three months ended June 30, 2003 compared with $9.5 million for the three months ended June 30, 2002, a decrease of $0.1 million or 1.1%. On a pre-SAB 101 basis, LAS fees totaled $4.1 million for the three months ended June 30, 2003 compared with $12.3 million for the three months ended June 30, 2002, a decrease of $8.2 million or 66.7%. The decrease was primarily due to an overall weaker economic environment which resulted in lower activity for secondary offerings as well as other additional share activity.

        Initial Listing Fees totaled $8.1 million for the three months ended June 30, 2003 compared with $8.4 million for the three months ended June 30, 2002, a decrease of $0.3 million or 3.6%. On pre-SAB 101 basis, Initial Listing Fees totaled $2.9 million for the three months ended June 30, 2003 compared with $8.7 million for the three months ended June 30, 2002, a decrease of $5.8 million or 66.7%. Due to the events of September 11, 2001, a temporary suspension of listing requirements was instituted. This temporary suspension was lifted on January 3, 2002. As a result, a higher number of companies transferred down from one tier of The Nasdaq Stock Market to the other at the end of their time periods for review of non-compliance which occurred during the second quarter of 2002. These companies are charged an initial fee upon entering the new tier. Also contributing to the decrease was a reduction in the number of IPOs from 22 for the three months ended June 30, 2002 to two for the three months ended June 30, 2003.

Other Revenue

        Other revenue totaled $11.6 million for the quarter ended June 30, 2003 compared with $7.2 million for the quarter ended June 30, 2002, an increase of $4.4 million or 61.1%. Other revenue primarily includes trademark and licensing revenues related to the QQQ and other financial products linked to Nasdaq indices issued in the U.S. and abroad. The QQQ is the trading symbol for the shares of the Nasdaq-100 Trust, a unit investment trust that holds shares of the top 100 U.S. and international non-financial stocks listed on The Nasdaq Stock Market that comprise the Nasdaq-100 Index®. The increase in Other revenue is primarily attributable to increased licensing revenue related to Nasdaq-100 linked products and the exchange-traded fund QQQ. Also contributing to the increase were gains realized in the second quarter of 2003 and losses realized in the second quarter of 2002 on the sale of certain publicly-traded available-for-sale securities, partially offset by a pre-tax charge of $0.7 million in the second quarter of 2003 attributed to the impairment of certain publicly-traded securities. The impairment charge was related to the decline in the fair value of Nasdaq's publicly-traded equity investments below their cost basis that was judged to be other-than-temporary.

Direct Expenses

	Three months ended June 30,
	2003	2002
(in millions)
Compensation and benefits	$49.9	$44.8
Marketing and advertising	5.5	4.2
Depreciation and amortization	23.3	24.8
Professional and contract services	11.3	17.1
Computer operations and data communications	31.6	35.4
Provision for bad debts	1.5	4.4
Travel, meetings and training	2.7	3.7
Occupancy	8.3	10.1
Publications, supplies and postage	2.1	2.8
Other	10.4	9.9

Total direct expenses	$146.6	$157.2

        For the quarter ended June 30, 2003, direct expenses were $146.6 million compared with $157.2 million for the quarter ended June 30, 2002, a decrease of $10.6 million or 6.7%.

        Compensation and benefits expense was $49.9 million for the quarter ended June 30, 2003 compared with $44.8 million for the quarter ended June 30, 2002, an increase of $5.1 million or 11.4%, primarily due to an increase in employee benefit obligations and the consolidation of Nasdaq Deutschland beginning in the first quarter of 2003.

        Marketing and advertising expense was $5.5 million for the quarter ended June 30, 2003 compared with $4.2 million for the quarter ended June 30, 2002, an increase of $1.3 million or 31.0%, primarily due to advertising expenses related to Nasdaq's "Listed on Nasdaq" marketing campaign and events sponsored by Nasdaq in connection with the Nasdaq 100 Tennis Open.

        Professional and contract services expense was $11.3 million for the quarter ended June 30, 2003 compared with $17.1 million for the quarter ended June 30, 2002, a decrease of $5.8 million or 33.9% primarily due to a decrease in expenses associated with Nasdaq's global expansion strategy, less reliance on outside contractors and a decrease in capitalizable development costs associated with SuperMontage and other related products.

        Computer operations and data communications expense was $31.6 million for the quarter ended June 30, 2003 compared with $35.4 million for the quarter ended June 30, 2002, a decrease of $3.8 million or 10.7%, primarily due to a reduction in maintenance costs due to Nasdaq's cost reduction plan.

        Provision for bad debts was $1.5 million for the quarter ended June 30, 2003 compared with $4.4 million for the quarter ended June 2002, a decrease of $2.9 million or 65.9% due to a decrease in issuers with past due account balances.

        Travel, meetings and training expense was $2.7 million for the quarter ended June 30, 2003 compared with $3.7 million for the quarter ended June 30, 2002, a decrease of $1.0 million or 27.0%. Publications, supplies and postage expense was $2.1 million for the quarter ended June 30, 2003 compared with $2.8 million for the quarter ended June 30, 2002, a decrease of $0.7 million or 25.0%. These decreases were primarily due to lower overall spending as a result of Nasdaq's cost reduction plan.

        Other expense was $10.4 million for the quarter ended June 30, 2003 compared with $9.9 million for the quarter ended June 30, 2002, an increase of $0.5 million or 5.1% primarily due to a $5.0 million technology infrastructure write-off in the second quarter of 2003 as part of Nasdaq's on-going cost reduction plan, partially offset by a $4.9 million write-down of an auxiliary trading technology platform in the second quarter of 2002.

        The remaining direct expenses were $31.6 million for the quarter ended June 30, 2003 compared with $34.9 million for the quarter ended June 30, 2002, a decrease of $3.3 million or 9.5% primarily due to lower overall spending as a result of Nasdaq's cost reduction plan.

Elimination of Non-Core Product Lines, Initiatives and Severance

Strategic Review

        During the second quarter of 2003, Nasdaq's management announced a plan designed to position Nasdaq for improved profitability and growth, which included the elimination of non-core products and initiatives. As a result, Nasdaq incurred a second quarter pre-tax charge to earnings of $59.8 million. The net impact to Nasdaq is a pre-tax charge of $57.8 million. The difference represents costs absorbed by minority shareholders of Nasdaq Europe. The charge was primarily recorded to Other accrued liabilities, Goodwill, Property and equipment and Accrued personnel costs on the Condensed Consolidated Balance Sheets. Chief among the results of the strategic review was the decision to support the close of the market operated by Nasdaq Europe, a pan-European stock market located in Belgium in which Nasdaq owned a 63.0% interest as of June 30, 2003. At an Extraordinary General Meeting held on June 26, 2003, the shareholders of Nasdaq Europe voted to discontinue operations of the market. As a result, an orderly wind down of market operations will take place and will be conducted pursuant to a Transition Plan approved by the Belgian Banking and Finance Commission. Completion of the orderly wind down is expected no later than year-end 2003. The charge related to the orderly wind down of market operations in Europe was approximately $14.1 million (excluding the minority interest benefit of $2.0 million) in the second quarter of 2003 and included the impairment of goodwill of $6.1 million, contract terminations of $2.1 million, severance costs of $1.8 million and other costs of $4.1 million.

        Other non-core product lines and initiatives Nasdaq plans to eliminate include:

  •
  Nasdaq Tools—Nasdaq Tools is an order management system which runs on the Nasdaq Application Programming Interface using the Nasdaq Workstation II and will be wound down over the remainder of 2003.

  •
  NQLX—NQLX is a joint venture with LIFFE to create a market for single stock futures and other futures products. Nasdaq has agreed that it will redeem its interest in the NQLX joint venture and transfer its ownership interest to NQLX. LIFFE will assume financial and management responsibility for NQLX. It is not expected that this change will have any impact on the operation of NQLX, but usage of the Nasdaq brand by the company will cease.

  •
  The Bulletin Board Exchange—BBX was a proposed platform for companies not eligible for the Nasdaq SmallCap Market to raise equity capital and increase the visibility of their stock. The OTCBB will continue its existing operations.

  •
  Liquidity Tracker—Liquidity Tracker was an automated order routing system designed to allow traders to direct orders to specific market makers based on recent trading activity. Liquidity Tracker ceased operations as of June 30, 2003.

        The charge related to the elimination of the above other non-core products was approximately $25.0 million. Included in the $25.0 million charge was reduction of Nasdaq's investment in NQLX of $6.3 million due to the redemption of Nasdaq's interest in the NQLX joint venture, the impairment of goodwill of $4.1 million associated with Nasdaq Tools, impairment of various capitalized software and fixed assets of $7.8 million, impairment of intangible assets of $1.9 million and other costs of $4.9 million.

        In addition, the charge recorded in the second quarter of 2003 included severance costs of $20.7 million. The severance costs included $4.3 million related to the reduction in force of approximately 110 employees. The remaining $16.4 million of severance costs relates to the fulfillment of employment contracts and obligations associated with the retirement and departure of certain members of senior management. Total headcount was 1,155 as of the end of June 2003 versus 1,284 at the end of the first quarter of 2003.

        As of June 30, 2003, there were minimal cash payments for the recorded charges for Nasdaq Europe, other non-core product lines, initiatives and severance. Nasdaq currently expects to continue to recognize additional costs throughout the balance of the year in the range of $12.0 to $15.0 million related to the wind-down of these eliminated products and initiatives.

Nasdaq Japan Impairment Loss

        During the second quarter of 2002, Nasdaq recognized an other-than-temporary impairment charge on its equity investment in Nasdaq Japan of $15.2 million. Nasdaq Japan entered into liquidation status in late November 2002 and was completely dissolved in May 2003. See Note 2, Significant Transactions, for further discussion.

        During the second quarter of 2003, Nasdaq reversed $5.0 million of the reserves related to Nasdaq Japan due to favorable contract negotiations and lower legal costs resulting from the complete liquidation of Nasdaq Japan.

Support Costs from Related Parties, net

        Support costs from related parties, net were $15.9 million for the quarter ended June 30, 2003 compared with $17.7 million for the quarter ended June 30, 2002, a decrease of $1.8 million or 10.2%. The decrease reflects Nasdaq's progress in separating from the NASD and the resulting internalization of technology and certain other support functions. Surveillance and other regulatory charges from NASD Regulation Inc. ("NASDR") were $15.9 million for the quarter ended June 30, 2003 compared with $18.7 million for the quarter ended June 30, 2002, a decrease of $2.8 million or 15.0%. Support costs from the NASD were $0.3 million for the quarter ended June 30, 2003 compared with $1.5 million for the quarter ended June 30, 2002, a decrease of $1.2 million or 80.0%. In addition, the amount of Nasdaq costs charged to the Amex were $0.3 million for the quarter ended June 30, 2003 compared with $2.5 million for the quarter ended June 30, 2002, a decrease of $2.2 million or 88.0%, primarily due to the reduction in Amex's reliance on Nasdaq for support.

Income Taxes

        Nasdaq's income tax benefit was $13.2 million for the quarter ended June 30, 2003 compared to an income tax provision of $8.3 million for the quarter ended June 30, 2002. The overall effective tax rate for the quarters ended June 30, 2003 and June 30, 2002 was 21.2% and 48.5%, respectively. The change in Nasdaq's effective tax rate was primarily due to the increase in foreign losses for which no tax benefit is available, the write-off of goodwill related to the strategic review of Nasdaq Tools and Nasdaq Europe and a valuation allowance against deferred tax assets for capital losses. Goodwill is not deductible for U.S. income tax purposes. See Note 2, Significant Transactions, for further discussion of the strategic review.

        The effective tax rate may vary from quarter to quarter depending on, among other factors, the geographic and business mix of earnings and losses. These same and other factors, including history of pre-tax earnings and losses, are taken into account in assessing the ability to realize deferred tax assets.

For the Six Months Ended June 30, 2003 and June 30, 2002

        Financial Overview.    The following table sets forth an overview of Nasdaq's financial results:

	Six months ended June 30,
	2003	2002
(in millions except per share amounts and percentages)
Total revenues	$317.3	$416.5
Total direct expenses	291.0	311.8
Total expenses	378.8	362.4
Net (loss) income before taxes	(57.8)	58.6
Net (loss) income	(46.4)	30.1
Net (loss) income applicable to common stockholders	(49.6)	25.2
Basic (loss) earnings per common share	(0.63)	0.28
Diluted (loss) earnings per common share	(0.63)	0.27

Revenues

        The following table sets forth Total Revenues:

	Six months ended June 30,
	2003	2002
(in millions)
Transaction Services	$128.3	$208.6
Market Information Services	80.4	103.2
Corporate Client Group	85.3	87.9
Other	23.3	16.8

Total Revenues	$317.3	$416.5

Transaction Services

        The following table sets forth revenues from Transaction Services:

	Six months ended June 30,
	2003	2002
(in millions)
Access Services	$57.0	$74.5
Execution Services	40.2	89.1
Trade Reporting	29.6	41.6
Other Transaction Services Revenue	1.5	3.4

Total Transaction Services Revenue	$128.3	$208.6

        For the six months ended June 30, 2003, Transaction Services revenue was $128.3 million compared with $208.6 million for the six months ended June 30, 2002, a decrease of $80.3 million or 38.5%.

        Access Services revenue was $57.0 million for the six months ended June 30, 2003 compared with $74.5 million for the six months ended June 30, 2002, a decrease of $17.5 million or 23.5%. This decrease was primarily due to the reduction in the number of trader log-ons to Nasdaq systems reflecting market participant consolidation. Access Services revenue is derived from Nasdaq Workstation II and Application Programming Interface, CTCI, Nasdaq Tools and Weblink. As discussed in Note 2, Significant Transactions, Nasdaq will wind down Nasdaq Tools.

        The Nasdaq Workstation II and the Application Programming Interface are the primary means by which trader's access Nasdaq's quote and trade execution facilities, providing access to quotation services, automated trade executions, real-time reporting, trade negotiations and clearing. These access devices provided revenues of $46.5 million for the six months ended June 30, 2003 compared with $63.2 million for the six months ended June 30, 2002, a decrease of $16.7 million or 26.4%. This decrease was primarily due to the reduction in the number of trader log-ons reflecting market participant consolidations. Nasdaq Workstation II and Application Programming Interface fees are charged monthly based upon the number of authorized log-on identifications.

        Nasdaq provides CTCI for users to report trades, enter orders into SuperMontage and receive execution messages. CTCI links market participants' automated systems to Nasdaq. CTCI revenue was $8.5 million for both the six months ended June 30, 2003 and June 30, 2002. CTCI revenue increased $0.8 million in the first quarter of 2003 related to the testing and implementation of SuperMontage and was offset in the second quarter of 2003 by a price decrease effective on April 1, 2003. Users are charged a monthly fee based upon the bandwidth of the line.

        Also included in Access Services are Nasdaq Tools and Weblink, which totaled $1.1 million and $0.9 million, respectively for the six months ended June 30, 2003 and $2.2 million and $0.6 million, respectively, for the six months ended June 30, 2002. Prior to April 1, 2002, Weblink revenue was disclosed as Other Transaction Services revenue and prior to July 31, 2002, revenue from Nasdaq Tools was disclosed as Other revenue. Prior period amounts have been reclassified to conform to the current period presentation of revenue for Access Services, Other Transaction Services and Other revenue.

        Execution Services revenue totaled $40.2 million for the six months ended June 30, 2003 compared with $89.1 million for the six months ended June 30, 2002, a decrease of $48.9 million or 54.9%, primarily due to lower overall share volume and market share. In addition, during the six months ended June 30, 2003, increased competition and shifts in market composition continued to place pressure on revenue as firms executed transactions outside of Nasdaq's systems and reported trades in Nasdaq-listed securities to other exchanges and facilities. Average daily share volume and the percentage of share volume executed in Nasdaq's systems were 1.63 billion and 18.2%, respectively, in the six months ended June 30, 2003 compared with 1.82 billion and 30.7%, respectively, in the six months ended June 30, 2002. Execution Services revenue is primarily derived from SuperMontage, ACES and CAES.

        In the fourth quarter of 2002, Nasdaq fully implemented SuperMontage, a new trading system designed to refine how market participants can access, process, display and integrate orders and quotes in The Nasdaq Stock Market. In the first quarter of 2003, Nasdaq enhanced SuperMontage's functionality to allow non-market maker firms the ability to post non-attributable bids and offers on the SuperMontage platform, thereby improving SuperMontage liquidity and expanding its user base. SuperMontage replaced SuperSoes, the transaction system for automatic execution of buy and sell orders in The Nasdaq National Market securities, as well as SelectNet and SOES. SelectNet functioned as an automated Nasdaq service to facilitate order executions by linking all market participants that trade Nasdaq-listed securities. SOES operated as an automatic execution system for The Nasdaq SmallCap Markets securities. (See discussion of SuperSoes, SelectNet and SOES below.) SuperMontage revenue and quote update fees were $38.1 million for the six months June 30, 2003. The quote update fee that was charged to market participants for updating quotes on The Nasdaq National Market and The Nasdaq SmallCap Market contributed $0.5 million for the six months ended June 30, 2003. The quote update fee was eliminated on February 1, 2003. SuperMontage fees are charged on a per share basis.

        As discussed above, SuperSoes was Nasdaq's primary execution system prior to the implementation of SuperMontage. SuperSoes combined features of the previously existing SelectNet and SOES execution systems and was only available for securities listed on The Nasdaq National Market tier of The Nasdaq Stock Market. SuperSoes revenue and quote update fees were $66.2 million for the six months ended June 30, 2002. For the six months ended June 30, 2002, the quote update fee was $8.7 million. As noted above, the quote update fee was eliminated on February 1, 2003. SuperSoes fees were charged on a per share basis. Nasdaq retired the SuperSoes system in December 2002.

        The SelectNet execution system provided revenue of $18.7 million for the six months ended June 30, 2002. As discussed above, prior to the implementation of SuperMontage, SelectNet functioned as an automated Nasdaq service to facilitate order execution by linking all market participants that traded Nasdaq-listed securities. During 2002, SelectNet served primarily as a means for participants to reach ECN quotes on The Nasdaq Stock Market and was also a tool for market participants seeking to negotiate trades with particular counter-parties to broadcast such an order to all market makers. SelectNet fees were charged on a per transaction basis. Nasdaq retired the SelectNet system in December 2002.

        Revenue from SOES, which was used during 2002 solely for transactions on The Nasdaq SmallCap Market, accounted for less than 1% of revenue for the six months ended June 30, 2002. Nasdaq retired the SOES system in December 2002.

        Also included in Execution Services revenue is revenue derived from ACES, CAES and Primex. ACES, CAES and Primex aggregate revenues totaled $2.1 million for the six months ended June 30, 2003 compared with $4.2 million for the six months ended June 30, 2002, a decrease of $2.1 million or 50.0%. CAES is an automatic and order delivery execution system for the NYSE and Amex-listed securities. ACES is an order routing tool that routes orders directly between market participants. Prior to April 1, 2002, ACES and CAES revenue was disclosed as Other Transaction Services revenue. As such, prior period amounts have been reclassified to conform to the current period presentation of ACES and CAES revenue. Primex is an electronic, auction-trading platform.

        Trade Reporting revenue totaled $29.6 million for the six months ended June 30, 2003 compared with $41.6 million for the six months ended June 30, 2002, a decrease of $12.0 million or 28.8%. This decrease was primarily due a decline in overall share volume, the reporting of trades to regional exchanges and the ADF and pricing changes. Pricing changes were initiated in April 2003 and June 2003 for locked-in and SuperMontage transaction reports. Revenue from Trade Reporting is derived from ACT, an automated service that provides the post-execution steps of price reporting, volume comparison, clearing of pre-negotiated trades and risk management services. ACT fees are primarily charged on a per transaction basis.

Market Information Services

        The following table sets forth the revenue from Market Information Services:

	Six months ended June 30,
	2003	2002
(in millions)
Level 1 Service	$62.0	$73.6
Nasdaq Quotation Dissemination Service ("NQDS")	19.0	19.8
ViewSuite	4.1	—
Nasdaq InterMarket:
Tape Fee Revenue	14.5	34.4
Tape Fee Revenue Sharing	(7.1)	(13.1)

Tape Fee Revenue, net of Revenue Sharing	7.4	21.3
Unlisted Trading Privileges ("UTP")	(17.9)	(8.3)
Nasdaq Data Revenue Sharing	—	(9.0)
Other Market Information Services Revenue	5.8	5.8

Total Market Information Services Revenue	$80.4	$103.2

        For the six months ended June 30, 2003, Market Information Services revenue was $80.4 million compared with $103.2 million for the six months ended June 30, 2002, a decrease of $22.8 million or 22.1%.

        Nasdaq's Level 1 Service provides last trade and current inside quote information for securities listed on The Nasdaq Stock Market. Level 1 revenue totaled $62.0 million for the six months ended June 30, 2003 compared with $73.6 million for the six months ended June 30, 2002, a decrease of $11.6 million or 15.8%. The decrease was primarily due to costs saving initiatives among Nasdaq's market participants and market participant consolidations causing a decrease in professional Level 1 subscriptions. Fees for professional users are based on monthly subscriptions to terminals or access lines. Also contributing to the decline was a reduction in non-professional subscriptions due to reduced consumer interest in the equity markets. Providers of Level 1 data to non-professional users have the option to offer this information through either a flat monthly rate or a per query charge. Prior to April 1, 2002, certain Level 1 subscriptions were included as part of Other Market Information Services Revenue. Prior period amounts have been reclassified to conform to the current period presentation of revenue for Level 1 and Other Market Information Services Revenue.

        NQDS provides subscribers with the best quote from each Nasdaq market participant. NQDS revenues totaled $19.0 million for the six months ended June 30, 2003 compared with $19.8 million for the six months ended June 30, 2002, a decrease of $0.8 million or 4.0%, primarily due to cost saving initiatives among Nasdaq's market participants and the consolidation of major trading firms causing a decrease in professional NQDS subscriptions. This was partially offset by growth in non-professional subscriptions. NQDS revenue is derived from monthly subscriptions.

        In the fourth quarter of 2002, Nasdaq launched three new proprietary data products in conjunction with the launch of SuperMontage. These new data products: Nasdaq DepthView, PowerView and TotalView (collectively referred to as the "ViewSuite" products), offer a wide array of quotation information to market data vendors and broker-dealer distributors. DepthView shows the aggregate size, by price level, of all Nasdaq market participants' quotations/orders that are in the top five price levels in SuperMontage. PowerView bundles NQDS and DepthView. TotalView offers the PowerView services and shows all Nasdaq market participants' quotations/orders that are in the top five price levels in SuperMontage, in addition to the aggregate size of all unattributed (i.e., providing pre-trade anonymity) quotes/orders in each of the top five price levels. Nasdaq began charging for its ViewSuite data products in the first quarter of 2003. ViewSuite revenue was $4.1 million for the six months ended June 30, 2003.

        Each ViewSuite product is offered through distributors to professional subscribers for a monthly fee per terminal and DepthView and PowerView are offered to non-professional subscribers for a lower monthly fee per terminal. In addition, Nasdaq charges the distributor a monthly fee for each ViewSuite product.

        Nasdaq InterMarket Tape Fee revenues are derived from data revenue generated by the CQ/CTA Plans. The information collected under the CQ/CTA Plans is sold to data vendors, who in turn sell it to the public. Nasdaq's InterMarket tape revenue is directly related to both its percentage of trades in exchange-listed securities that are reported through the CQ/CTA Plans and the size of the revenue sharing pool. Nasdaq InterMarket Tape Revenue totaled $14.5 million for the six months ended June 30, 2003 compared with $34.4 million for the six months ended June 30, 2002, a decrease of $19.9 million or 57.8%, primarily due to Island reporting certain additional trading activity to the Cincinnati Stock Exchange beginning in the fourth quarter of 2002. Part of Nasdaq's CQ/CTA Tape Fee revenue is shared with market participants. A previous minimum threshold requirement for revenue sharing was eliminated as of July 1, 2002. Nasdaq InterMarket Tape Fee revenue sharing was $7.1 million for the six months ended June 30, 2003 compared with $13.1 million for the six months ended June 30, 2002, a decrease of $6.0 million or 45.8%, primarily due to Island reporting trade activity to the Cincinnati Stock Exchange, which reduced the amount of revenue Nasdaq was obligated to share with Island. Partially offsetting the decrease in Tape Fee Revenues, net of Revenue Sharing, Nasdaq receives licensing fees from regional exchanges that report trades in the QQQ trades, an exchange traded fund, which are reported as Other revenue in the Condensed Consolidated Statements of Income. See discussion of Other revenue for further information regarding the QQQ.

        Nasdaq shares Tape Fee revenue (i.e., revenue from the sale of tape data) for Nasdaq-listed securities through the UTP Plan. Tape Fees are shared with regional exchanges that are members of the UTP Plan and that trade Nasdaq-listed securities. UTP Plan participants are paid based on the total shares and trades that they execute as a percentage of all shares and trades executed in securities listed on The Nasdaq Stock Market. Nasdaq Tape Fee revenue sharing with UTP Plan participants totaled $17.9 million for the six months ended June 30, 2003 compared with $8.3 million for the six months ended June 30, 2002, an increase of $9.6 million, primarily due to the trade reporting activity from the Cincinnati Stock Exchange, which became an active UTP Plan participant at the end of the first quarter of 2002, trade reporting activity from the ADF, which became an active UTP Plan participant in the first quarter of 2003 and the trade reporting activity from the Pacific Exchange, which became an active UTP Plan participant in the second quarter of 2003.

        Nasdaq also shared Tape Fee revenue, through the Nasdaq Data Revenue Sharing program, with its market participants in a pilot program based on their share of trades and volume reported to Nasdaq. This revenue sharing plan was introduced in the first quarter of 2002. During the six months ended June 30, 2002, Nasdaq shared $9.0 million in Tape Fee revenue with its market participants. The data revenue sharing program was part of a larger strategy to compete with UTP exchanges and provide proper incentive for Nasdaq market participants to continue to fully utilize Nasdaq's Transaction Services. Effective June 1, 2002, the SEC abrogated certain market participant Tape Fee sharing pilot programs, which resulted in an elimination of the Nasdaq member revenue sharing program for data covered under the UTP Plan. See Note 2, Significant Transactions, for further discussion.

Corporate Client Group

        The following table sets forth the revenue from the Corporate Client Group as reported and calculated in accordance with GAAP and as would be reported on a non-GAAP basis without giving affect to SAB 101 ("pre-SAB 101"). Nasdaq believes that the presentation of pre-SAB 101 revenue, as it relates to LAS and Initial Listing Fees, is a good indicator of current Corporate Client Group activity because pre-SAB 101 information excludes the effects of recognizing revenue related to Initial Listing Fees and LAS Fees over the six and four year periods, respectively.

	Six months ended June 30,
	2003		2002
	Revenue		Revenue
	As Reported Under SAB 101	Pre -SAB 101	As Reported Under SAB 101	Pre -SAB 101
(in millions)
Annual Renewal Fees	$48.2	$48.2	$51.5	$51.5
Listing Additional Shares ("LAS") Fees	18.6	12.2	18.8	20.6
Initial Listing Fees	16.3	6.8	16.9	11.0
Other Corporate Client Group Revenue	2.2	2.2	0.7	0.7

Total Corporate Client Group Revenue	$85.3	$69.4	$87.9	$83.8

        For the six months ended June 30, 2003, Corporate Client Group revenue was $85.3 million compared with $87.9 million for the six months ended June 30, 2002, a decrease of $2.6 million or 3.0%.

        Corporate Client Group revenues are primarily derived from fees for Annual Renewal, LAS and Initial Listings for companies listed on The Nasdaq Stock Market. Fees are generally calculated based upon total shares outstanding for the issuing company. These fees are initially deferred and amortized over the estimated periods for which the services are provided. Revenues from Initial Listing Fees and LAS Fees are amortized over six and four years, respectively, and annual fees are amortized on a pro-rata basis over the calendar year. The difference between the as reported revenue and the pre-SAB 101 basis revenue is due to the amortization of fees in accordance with SAB 101 (See Notes 3 and 4, Change in Accounting Principle and Deferred Revenue, for further discussion).

        Annual renewal Fees totaled $48.2 million on both an as reported and pre-SAB 101 basis for the six months ended June 30, 2003 compared with $51.5 million for the three months ended June 30, 2002, a decrease of $3.3 million or 6.4%. The decrease was primarily due to a decrease in the number of companies listed on The Nasdaq Stock Market from 4,109 on January 1, 2002 to 3,659 on January 1, 2003.

        LAS Fees totaled $18.6 million for the six months ended June 30, 2003 compared with $18.8 million for the six months ended June 30, 2002, a decrease of $0.2 million or 1.1%. On a pre-SAB 101 basis, LAS fees totaled $12.2 million for the six months ended June 30, 2003 compared with $20.6 million for the six months ended June 30, 2002, a decrease of $8.4 million or 40.8%. The decrease was primarily due to an overall weaker economic environment which resulted in lower activity for secondary offerings as well as other additional share activity.

        Initial Listing Fees totaled $16.3 million for the six months ended June 30, 2003 compared with $16.9 million for the six months ended June 30, 2002, a decrease of $0.6 million or 3.6%. On pre-SAB 101 basis, Initial Listing Fees totaled $6.8 million for the six months ended June 30, 2003 compared with $11.0 million for the six months ended June 30, 2002, a decrease of $4.2 million or 38.2%. Due to the events of September 11, 2001, a temporary suspension of listing requirements was instituted. This temporary suspension was lifted on January 3, 2002. As a result, a higher number of companies transferred down from one tier of The Nasdaq Stock Market to the other at the end of their time periods for review of non-compliance which occurred during the second quarter of 2002. These companies are charged an initial fee upon entering the new tier. Also contributing to the decrease was a reduction in the number of IPOs from 29 for the six months ended June 30, 2002 to 5 for the six months ended June 30, 2003.

Other Revenue

        Other revenue totaled $23.3 million for the six months ended June 30, 2003 compared with $16.8 million for the six months ended June 30, 2002, an increase of $6.5 million or 38.7%. Other revenue primarily includes trademark and licensing revenues related to the QQQ and other financial products linked to Nasdaq indices issued in the U.S. and abroad. The QQQ is the trading symbol for the shares of the Nasdaq-100 Trust, a unit investment trust that holds shares of the top 100 U.S. and international non-financial stocks listed on The Nasdaq Stock Market that comprise the Nasdaq-100 Index. The increase in Other revenue is primarily attributable to increased licensing revenue related to Nasdaq-100 linked products and the exchange-traded fund QQQ.

Direct Expenses

	Six months ended June 30,
	2003	2002
(in millions)
Compensation and benefits	$97.8	$91.1
Marketing and advertising	10.8	8.0
Depreciation and amortization	48.8	50.1
Professional and contract services	26.1	32.1
Computer operations and data communications	65.0	77.9
Provision for bad debts	1.6	6.5
Travel, meetings and training	5.1	6.7
Occupancy	16.7	17.0
Publications, supplies and postage	3.8	5.0
Other	15.3	17.4

Total direct expenses	$291.0	$311.8

        For the six months ended June 30, 2003, direct expenses were $291.0 million compared with $311.8 million for the six months ended June 30, 2002, a decrease of $20.8 million or 6.7%.

        Compensation and benefits expense was $97.8 million for the six months ended June 30, 2003 compared with $91.1 million for the six months ended June 30, 2002, an increase of $6.7 million or 7.4%, primarily due to an increase in employee benefit obligations and the consolidation of Nasdaq Deutschland beginning in the first quarter of 2003.

        Marketing and advertising expense was $10.8 million for the six months ended June 30, 2003 compared with $8.0 million for the six months ended June 30, 2002, an increase of $2.8 million or 35.0%, due primarily to events sponsored by Nasdaq in connection with the Nasdaq 100 Tennis Open and advertising expenses related to Nasdaq's "Listed on Nasdaq" marketing campaign.

        Professional and contract services expense was $26.1 million for the six months ended June 30, 2003 compared with $32.1 million for the six months ended June 30, 2002, a decrease of $6.0 million or 18.7% primarily due to a decrease in expenses associated with Nasdaq's global expansion strategy, less reliance on outside contractors, and a decrease in capitalizable development costs associated with SuperMontage and other related products.

        Computer operations and data communications expense was $65.0 million for the six months ended June 30, 2003 compared with $77.9 million for the six months ended June 30, 2002, a decrease of $12.9 million or 16.6%. This decrease was primarily due to a renegotiation of Nasdaq's contract with MCI, formerly known as WorldCom Inc., that occurred in 2002. Also contributing to the decrease was lower costs associated with providing computer links to customers due to lower demand for such services as noted in the discussion of "Transaction Services—Access Services Revenue" and a reduction in maintenance costs due to Nasdaq's cost reduction plan.

        Provision for bad debts was $1.6 million for the six months ended June 30, 2003 compared with $6.5 million for the six months ended June 2002, a decrease of $4.9 million or 75.4%, due to a decrease in issuers with past due account balances.

        Travel, meetings and training expense was $5.1 million for the six months ended June 30, 2003 compared with $6.7 million for the six months ended June 30, 2002, a decrease of $1.6 million or 23.9%. Publications, supplies and postage expense was $3.8 million for the six months ended June 30, 2003 compared with $5.0 million for the six months ended June 30, 2002, a decrease of $1.2 million or 24.0%. These decreases were primarily due to lower overall spending as a result of Nasdaq's cost reduction plan.

        Other expense was $15.3 million for the six months ended June 30, 2003 compared with $17.4 million for the six months ended June 30, 2002, a decrease of $2.1 million or 12.1% primarily due to losses from Nasdaq's equity investment in Japan and a $4.9 million write-down of an auxiliary trading technology platform in the second quarter of 2002, partially offset by a $5.0 million technology infrastructure write-off as part of Nasdaq's on-going cost reduction plan in the second quarter of 2003.

        The remaining direct expenses were $65.5 million for the six months ended June 30, 2003 compared with $67.1 million for the six months ended June 30, 2002, a decrease of $1.6 million or 2.4% primarily due to lower overall spending as a result of Nasdaq's cost reduction plan.

Elimination of Non-Core Product Lines, Initiatives and Severance

        During the second quarter of 2003, Nasdaq's management announced a plan designed to position Nasdaq for improved profitability and growth, which included the elimination of non-core products and initiatives. As a result, Nasdaq incurred a second quarter pre-tax charge to earnings of $59.8 million. For further discussion see Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations- For the Three Months Ended June 30, 2003 and June 30, 2002, "Elimination of Non-Core Product Lines, Initiatives and Severance".

Nasdaq Japan Impairment Loss

        During the second quarter of 2002, Nasdaq recognized an other-than-temporary impairment charge on its equity investment in Nasdaq Japan of $15.2 million. Nasdaq Japan entered into liquidation status in late November 2002 and was completely dissolved in May 2003. See Note 2, Significant Transactions, for further discussion.

        During the second quarter of 2003, Nasdaq reversed $5.0 million of the reserves related to Nasdaq Japan due to favorable contract negotiations and lower legal costs resulting from the complete liquidation of Nasdaq Japan.

Support Costs from Related Parties, net

        Support costs from related parties were $33.0 million for the six months ended June 30, 2003 compared with $35.4 million for the six months ended June 30, 2002, a decrease of $2.4 million or 6.8%. The decrease reflects Nasdaq's progress in separating from the NASD and the resulting internalization of technology and certain other support functions. Surveillance and other regulatory charges from NASDR were $32.8 million for the six months ended June 30, 2003 compared with $36.8 million for the six months ended June 30, 2002, a decrease of $4.0 million or 10.9%. Support costs from the NASD were $0.6 million for the six months ended June 30, 2003 compared with $3.6 million for the six months ended June 30, 2002, a decrease of $3.0 million or 83.3%. In addition, the amount of Nasdaq costs charged to the Amex were $0.4 million for the six months ended June 30, 2003 compared with $5.0 million for the six months ended June 30, 2002, a decrease of $4.6 million or 92.0%, primarily due to the reduction in Amex's reliance on Nasdaq for support.

Income Taxes

        Nasdaq's income tax benefit was $11.4 million for the six months ended June 30, 2003 compared to an income tax provision of $28.5 million for the six months ended June 30, 2002. The overall effective tax rate for the six months ended June 30, 2003 and June 30, 2002 was 19.7% and 48.6%, respectively. The change in Nasdaq's effective tax rate was primarily due to the increase in foreign losses for which no tax benefit is derived, the write-off of goodwill related to the strategic review of Nasdaq Tools and Nasdaq Europe and a valuation allowance against deferred tax assets for capital losses. Goodwill is not deductible for U.S. income tax purposes. See Note 2, Significant Transactions, for further discussion of the strategic review.

        The effective tax rate may vary from period to period depending on, among other facts, the geographic and business mix of earnings and losses. These same and other factors, including history of pre-tax earnings and losses, are taken into account in assessing the ability to realize deferred tax assets.

Liquidity and Capital Resources

June 30, 2003 compared to December 31, 2002

        Cash and cash equivalents and available-for-sale securities totaled $502.3 million at June 30, 2003 compared with $426.4 million at December 31, 2002, an increase of $75.9 million or 17.8%. Working capital (calculated as current assets, reduced for held-to-maturity investments classified as current assets, less current liabilities) totaled $411.7 million at June 30, 2003 compared with $403.0 million at December 31, 2002, an increase of $8.7 million or 2.2%.

        Cash and cash equivalents totaled $269.1 million at June 30, 2003 compared with $204.3 million at December 31, 2002, an increase of $64.8 million or 31.7% primarily due to cash provided by operating activities of $111.1 million partially offset by cash used in investing activities of $45.2 million and cash used in financing activities of $1.1 million.

        Operating activities provided net cash inflows of $111.1 million for the six months ended June 30, 2003, primarily due to cash received from customers and net income tax refunds less cash paid to suppliers, employees and related parties.

        Net cash used in investing activities was $45.2 million for the six months ended June 30, 2003, primarily due to purchases of $77.9 million of available-for-sale investments and capital expenditures of $31.0 million related to Nasdaq Deutschland and general capacity increases offset by proceeds of $66.5 million from the redemption of available-for-sale investments.

        Cash used in financing activities was approximately $1.1 million for the six months ended June 30, 2003.

        Nasdaq believes that the liquidity provided by existing cash and cash equivalents, investments and cash generated from operations will provide sufficient capital to meet current and future operating requirements. On August 29, 2002, Nasdaq entered into a $150.0 million unsecured revolving-credit facility. Nasdaq planned to use the Facility for general corporate purposes. In June 2003, Nasdaq had not utilized this Facility and decided to terminate the Facility. Nasdaq has generated positive cash flows annually in each of the six years since 1996 and believes that in the future it will be able to meet both short and long-term operating requirements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

        Market risk represents the risks of changes in the value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. As of June 30, 2003, Nasdaq's investment portfolio consisted primarily of floating rate securities, obligations of U.S. Government sponsored enterprises, municipal bonds and commercial paper. Nasdaq's primary market risk is associated with fluctuations in interest rates and the effects that such fluctuations may have on its investment portfolio and outstanding debt. The weighted average maturity of the fixed income portion of the portfolio is 1.17 years as of June 30, 2003. Nasdaq's outstanding debt obligations generally specify fixed rates until May 2007 and a floating interest rate based on the lender's cost of funds maturity in 2012. The investment portfolio is held primarily in short-term investments with maturities averaging approximately one year. Therefore, management does not believe that a 100 basis point fluctuation in market interest rates will have a material effect on the carrying value of Nasdaq's investment portfolio or on Nasdaq earnings or cash flows. Nasdaq's exposure to these risks has not materially changed since December 31, 2002.

        Nasdaq also has exposure to foreign currency translation gains and losses due to its subsidiaries and equity method investments. As of June 30, 2003, Nasdaq has hedged certain foreign currency exposure. Nasdaq expects to periodically re-evaluate its foreign currency hedging policies and may choose in the future to enter into additional transactions. As a result of Nasdaq's Strategic Review, particularly the wind down of Nasdaq Europe, Nasdaq expects a reduction in foreign currency translation gains and losses.

Item 4. Controls and Procedures

(a). Disclosure controls and procedures. Nasdaq's management, with the participation of Nasdaq's President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, has evaluated the effectiveness of Nasdaq's disclosure controls and procedures (as defined in Rule 13a-15 (e) and Rule 15d-15 (e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based upon that evaluation, Nasdaq's President and Chief Executive Officer and Executive Vice President and Chief Financial Officer have concluded that, as of the end of such period, Nasdaq's disclosure controls and procedures are effective.

(b). Internal controls over financial reporting. There have been no changes in Nasdaq's internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, Nasdaq's internal controls over financial reporting.

The Nasdaq Stock Market, Inc.

PART II—OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

        At the annual meeting of stockholders of Nasdaq held on May 7, 2003, the following matters were submitted to a vote of security holders:

1.
A proposal was submitted for the election of seven Class 3 Directors to the Nasdaq Board of Directors.

Directors Standing For Election	Term Expires	Votes For	Votes Withheld
Michael Casey	2006	60,781,076	71,290
Lon Gorman	2006	60,782,501	69,865
John D. Markese	2006	60,782,051	70,315
Thomas F. O'Neill	2006	60,781,801	70,565
James S. Riepe	2006	60,781,942	70,424
Arthur Rock	2006	60,781,161	71,205
Arshad R. Zakaria	2006	60,779,768	72,598

Nominees required a favorable vote of a plurality of voting interests present and entitled to vote, in person or by proxy, at a meeting. Accordingly, the directors standing for election were elected.

Term

Continuing Directors	Expires
H. Furlong Baldwin	2004
Frank E. Baxter	2004
Michael W. Clark	2004
William S. Cohen	2004
Robert Greifeld	2004
John P. Havens	2005
F. Warren Hellman	2005
Thomas M. Joyce	2004
Arvind Sodhani	2004
Sir Martin Sorrell	2005
Thomas G. Stemberg	2005
Thomas W. Weisel	2005
Mary Jo White	2005
2.
A proposal was submitted and adopted to adopt the Executive Incentive Plan.

Votes For	60,296,054
Votes Against	453,018
Abstentions	103,294
3.
A proposal was submitted and adopted to ratify the appointment of Ernst & Young LLP as Nasdaq's independent auditors for the fiscal year ending December 31, 2003.

Votes For	60,780,065
Votes Against	50,243
Abstentions	22,058

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits:

  The exhibits required by this item are set forth on the Exhibit Index attached hereto.

(b)
Reports on Form 8-K:

  The following reports on Form 8-K were furnished during the three months ended June 30, 2003.

  1.
  Form 8-K, dated April 15, 2003 (Items 7 and 9).
  2.
  Form 8-K, dated April 30, 2003 (Items 7 and 9).
  3.
  Form 8-K, dated May 8, 2003 (Items 7 and 9).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE NASDAQ STOCK MARKET, INC. (Registrant)
Date: August 14, 2003	By:	/s/ ROBERT GREIFELD Name: Robert Greifeld Title: President and Chief Executive Officer
Date: August 14, 2003	By:	/s/ DAVID P. WARREN Name: David P. Warren Title: Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Name
10.1	First Amendment, dated as of June 27, 2003, to Notes Purchase Agreement for 5.83% Senior Notes due May 9, 2007.
10.2
Employment Agreement, dated as of May 12, 2003, between The Nasdaq Stock Market, Inc. and Robert Greifeld (incorporated by reference to exhibit 4.2 to Registration Statement on Form S-8 filed July 10, 2003).
11.1
Computation of Per Share Earnings (omitted in accordance with section (b)(11) of Item 601 of Regulation S-K. The calculation of per share earnings is set forth in Part I, Item 1, in Note 9 to the Condensed Consolidated Financial Statements (Capital Stock and Earnings Per Share)).
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley").
31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.
32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.

QuickLinks

INDEX
The Nasdaq Stock Market, Inc. PART I—FINANCIAL INFORMATION
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
The Nasdaq Stock Market, Inc.
The Nasdaq Stock Market, Inc. PART II—OTHER INFORMATION
SIGNATURES