Form 10-Q
period 2003-09-30
NASDAQ STOCK MARKET INC
filed 2003-11-14
CIK 1120193

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒        No  ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒        No  ☐

        As of November 7, 2003, 78,431,881 shares of the Registrant's Common Stock, par value $0.01 per share ("Common Stock"), were outstanding.

The Nasdaq Stock Market, Inc.
Form 10-Q
For the Quarter Ended September 30, 2003

i

        Forward-looking statements in this Quarterly Report on Form 10-Q are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, The Nasdaq Stock Market, Inc.'s ("Nasdaq") ability to implement its strategic initiatives, economic, political, and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition and other factors that are more fully described under the caption "Item 1. Business—Risk Factors" in The Nasdaq Stock Market, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2002. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of September 30, 2003. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events, or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

ii

The Nasdaq Stock Market, Inc.
PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

The Nasdaq Stock Market, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Revenues
Transaction Services	$54,412	$93,233	$182,712	$301,860
Market Information Services	35,993	49,713	116,349	152,873
Corporate Client Group	41,189	44,248	126,541	132,115
Other	13,192	11,595	36,466	28,410

Total revenues	144,786	198,789	462,068	615,258

Expenses
Compensation and benefits	38,299	51,322	136,086	142,434
Marketing and advertising	3,795	6,121	14,606	14,159
Depreciation and amortization	24,275	25,130	78,179	75,228
Professional and contract services	9,402	17,237	35,566	49,270
Computer operations and data communications	34,791	35,284	99,805	113,163
Provision for bad debts	—	2,496	1,584	9,004
Travel, meetings and training	2,063	2,710	7,150	9,438
Occupancy	8,228	7,454	24,917	24,427
Publications, supplies and postage	1,484	2,733	5,267	7,772
Other	3,257	1,809	13,427	19,244

Total direct expenses	125,594	152,296	416,587	464,139

Elimination of non-core product lines, initiatives and severance	49,306	—	109,136	—
Nasdaq Japan impairment loss	—	—	(5,000)	15,208
Support costs from related parties, net	15,449	21,102	48,420	56,453

Total expenses	190,349	173,398	569,143	535,800

Net operating (loss) income	(45,563)	25,391	(107,075)	79,458
Interest income	2,493	3,128	7,876	9,686
Interest expense	(5,281)	(6,535)	(15,988)	(14,146)
Minority interests	2,374	2,953	11,420	8,551

Net (loss) income before taxes	(45,977)	24,937	(103,767)	83,549
Benefit (provision) for income taxes	7,969	(12,226)	19,317	(40,741)

Net (loss) income	$(38,008)	$12,711	$(84,450)	$42,808

Net (loss) income applicable to common stockholders:
Net (loss) income	$(38,008)	$12,711	$(84,450)	$42,808
Preferred stock:
Dividends declared	(2,542)	—	(5,736)	—
Accretion of preferred stock	—	(2,441)	—	(7,323)

Net (loss) income applicable to common stockholders	$(40,550)	$10,270	$(90,186)	$35,485

Earnings per common share:
Basic (loss) earnings per share	$(0.52)	$0.13	$(1.15)	$0.42

Diluted (loss) earnings per share	$(0.52)	$0.13	$(1.15)	$0.40

See accompanying notes.

The Nasdaq Stock Market, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	September 30, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$127,836	$204,271
Investments:
Available-for-sale, at fair value	194,801	222,125
Held-to-maturity, at amortized cost	26,739	18,674
Receivables, net	128,048	166,471
Receivables from related parties	5,678	11,274
Deferred tax asset	53,947	53,048
Other current assets	19,337	21,143

Total current assets	556,386	697,006
Investments:
Held-to-maturity, at amortized cost	1,506	9,756
Property and equipment:
Land, buildings and improvements	96,400	94,549
Data processing equipment and software	410,381	452,309
Furniture, equipment and leasehold improvements	192,835	192,091

	699,616	738,949
Less accumulated depreciation and amortization	(421,155)	(377,724)

Total property and equipment, net	278,461	361,225
Non-current deferred tax asset	70,365	69,971
Goodwill	—	10,138
Other intangible assets	1,944	6,505
Other assets	1,182	21,313

Total assets	$909,844	$1,175,914

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$44,742	$79,611
Accrued personnel costs	45,906	47,511
Deferred revenue	83,953	64,633
Current portion of senior notes	4,954	11,329
Other accrued liabilities	64,567	40,510
Current obligation under capital lease	5,911	4,396
Payables to related parties	15,370	27,324

Total current liabilities	265,403	275,314
Senior notes	28,264	189,689
Subordinated notes	240,000	240,000
Non-current obligation under capital lease	3,026	7,735
Accrued pension costs	25,198	23,558
Non-current deferred tax liability	51,902	49,240
Non-current deferred revenue	84,551	102,065
Other liabilities	29,166	23,923

Total liabilities	727,510	911,524
Minority interests	—	(6,482)
Stockholders' equity
Common stock, $0.01 par value, 300,000,000 authorized, shares issued: 130,610,921 at September 30, 2003 and 130,518,921 at December 31, 2002; shares outstanding: 78,431,581 at September 30, 2003 and 78,266,708 at December 31, 2002	1,306	1,305
Preferred stock, 30,000,000 authorized, Series A: 1,338,402 shares issued and outstanding; Series B: 1 share issued and outstanding	133,840	133,840
Additional paid-in capital	359,201	358,237
Common stock in treasury, at cost: 52,179,340 at September 30, 2003 and 52,252,213 shares at December 31, 2002	(668,431)	(669,454)
Accumulated other comprehensive income	(1,607)	(2,326)
Deferred stock compensation	(1,144)	(1,920)
Common stock issuable	3,102	4,937
Retained earnings	356,067	446,253

Total stockholders' equity	182,334	270,872

Total liabilities, minority interests and stockholders' equity	$909,844	$1,175,914

See accompanying notes.

The Nasdaq Stock Market, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine months ended
	September 30, 2003	September 30, 2002
Reconciliation of net (loss) income to cash provided by operating activities
Net (loss) income	$(84,450)	$42,808
Non-cash items included in net income:
Depreciation and amortization	78,179	75,228
Amortization of restricted stock awards and other stock-based compensation	122	2,842
Minority interests	(11,420)	(8,551)
Provision for bad debts	1,584	9,004
Loss from equity method affiliates	1,196	9,561
Elimination of non-core product lines, initiatives and severance	84,750	—
Nasdaq Japan impairment loss	(5,000)	15,208
Deferred taxes	(473)	10,963
Other non-cash items included in net income	12,704	(5,364)
Net change in:
Receivables, net	36,839	11,019
Receivables from related parties	4,566	22,872
Other current assets	(1,903)	3,010
Other assets	14,160	4,224
Accounts payable and accrued expenses	(34,869)	(33,312)
Accrued personnel costs	(11,996)	(7,414)
Deferred revenue	1,806	12,398
Other accrued liabilities	11,423	(11,430)
Obligation under capital leases	(3,194)	(3,485)
Payables to related parties	(11,954)	6,161
Accrued pension costs	1,640	789
Other liabilities	5,243	(4,622)

Cash provided by operating activities	88,953	151,909
Cash flow from investing activities
Proceeds from redemptions of available-for-sale investments	177,391	183,931
Purchases of available-for-sale investments	(151,712)	(152,574)
Proceeds from held-to-maturity investments	15,600	—
Purchases of held-to-maturity investments	(15,452)	—
Acquisition, net of cash acquired	(503)	—
Capital contribution to Nasdaq LIFFE joint venture	(2,500)	(13,000)
Purchases of property and equipment	(34,674)	(78,809)
Proceeds from sales of property and equipment	42	34,200

Cash (used in) investing activities	(11,808)	(26,252)
Cash flow from financing activities
Payments for treasury stock purchases	(147)	(305,155)
(Decrease) in short-term borrowings	(1,644)	—
(Decrease) increase in long-term debt	(150,244)	151,574
Issuances of common stock	640	1,496
Contribution from minority shareholders	3,653	1,298
Contribution (to) from the NASD, net of distribution	(5,838)	5,569

Cash (used in) financing activities	(153,580)	(145,218)
Decrease in cash and cash equivalents	(76,435)	(19,561)
Cash and cash equivalents at beginning of period	204,271	293,731

Cash and cash equivalents at end of period	$127,836	$274,170

Supplemental disclosure of non-cash flow activities:
Nasdaq Europe's debt to equity conversion	$17,912	$—
Payments for treasury stock purchases with issuance of preferred stock	$—	$124,075
Cash paid during the nine months:
Interest	$16,408	$10,796
Income taxes	$63	$78,701

See accompanying notes.

The Nasdaq Stock Market, Inc.
Notes to Condensed Consolidated Financial Statements

1.     Organizations and Nature of Operations

        Nasdaq operates The Nasdaq Stock Market®, one of the world's largest electronic screen-based equity securities market and one of the world's largest equity securities market based on share volume. Nasdaq is the parent company of Nasdaq Global Holdings ("Nasdaq GlobalSM"); Quadsan Enterprises, Inc. ("Quadsan"); Nasdaq Financial Products Services, Inc. ("Nasdaq Financial Products"); Nasdaq International Market Initiatives, Inc. ("NIMISM"); and Nasdaq Canada, Inc. ("Nasdaq CanadaSM"), collectively referred to as "Nasdaq". These entities are wholly-owned by Nasdaq. On October 31, 2003, Quadsan was merged with and into Nasdaq. See Note 10, Subsequent Events, for further discussion. Nasdaq Tools Inc. ("Nasdaq ToolsSM"), previously a wholly-owned subsidiary of Nasdaq, was merged with and into Nasdaq on July 31, 2002. During the second quarter of 2003 and continuing in the third quarter of 2003, Nasdaq announced the results of a strategic review of its business initiatives, products and services. As a result of this review, Nasdaq (1) determined it would wind-down Nasdaq Tools and (2) supported the decision of the shareholders of Nasdaq Europe S.A./N.V. ("Nasdaq EuropeSM") to wind- down the market operated by Nasdaq Europe. At September 30, 2003, Nasdaq owned a 63.0% interest in Nasdaq Europe. In addition, as part of the strategic review, in the third quarter of 2003, (1) Nasdaq redeemed its interest in Nasdaq LIFFE Markets, LLC ("NQLX"), a joint venture in which Nasdaq had a 50.0% interest, and transferred its ownership interest to NQLX, which resulted in the London International Financial Futures Exchange ("LIFFE"), the remaining owner of NQLX, assuming financial and management responsibility and (2) Nasdaq Europe supported the decision of the shareholders of Nasdaq Deutschland AG ("Nasdaq Deutschland"), a German exchange in which Nasdaq Europe had a 50.0% interest, to suspend that company's trading operations effective August 29, 2003. Nasdaq Europe transferred all of its shares in Nasdaq Deutschland to one of the other shareholders, BWB Holding AG, effective August 29, 2003. See Note 2, Significant Transactions, for further discussion of Nasdaq's strategic review.

        Nasdaq Global, which is incorporated in Switzerland, was the holding company for Nasdaq's investment in IndigoMarkets Ltd. ("IndigoMarketsSM") in which Nasdaq Global had a 55.0% interest prior to September 30, 2003. On September 30, 2003, Nasdaq Global sold its interest in Indigo Markets to its partner SSI Limited ("SSI"). See Note 2, Significant Transactions, for further discussion. Prior to June 30, 2002, Nasdaq Global also had a 39.7% interest in Nasdaq Japan, Inc. ("Nasdaq JapanSM"). As of June 30, 2002, Nasdaq recognized an other-than-temporary impairment of its investment in Nasdaq Japan and fully liquidated and dissolved its investment during the second quarter of 2003. Nasdaq Europe Planning Company, Limited ("Nasdaq Europe Planning") is owned by Nasdaq Global and Nasdaq. Nasdaq Europe Planning was formed to expand Nasdaq into the European community; however, it has been inactive due to the purchase of Nasdaq's interest in Nasdaq Europe. Nasdaq is currently reviewing the need to maintain Nasdaq Europe Planning. Nasdaq Europe operates a pan-European market headquartered in Brussels. Nasdaq International Ltd. ("Nasdaq International"), a wholly-owned subsidiary of Nasdaq Global, is a London based marketing company. Prior to its merger with Nasdaq, Quadsan was a Delaware investment holding company that provided investment management services for Nasdaq. Nasdaq Financial Products is the sponsor of the Nasdaq-100 TrustSM. Nasdaq Financial Product Services (Ireland) Limited ("Nasdaq Ireland") is a wholly-owned subsidiary of Nasdaq Financial Products. Nasdaq Ireland is the manager of The Nasdaq ETF Funds plc. NIMI is an entity that employs Nasdaq's expatriates assigned to Nasdaq's international subsidiaries. Nasdaq Canada was created to develop a new securities market within Canada under a cooperative agreement with the Provincial Government of Quebec.

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

2.     Significant Transactions

Strategic Review

        During the second quarter of 2003, Nasdaq announced a plan designed to position Nasdaq for improved profitability and growth, which included the elimination of non-core products and initiatives. Additional charges related to the strategic review are expected in future periods. In the second quarter of 2003, a pre-tax charge to earnings of $59.8 million was recorded. The net impact to Nasdaq was a pre-tax charge of $57.8 million. The difference represented costs absorbed by minority shareholders of Nasdaq Europe. In the third quarter of 2003, an additional pre-tax charge to earnings of $49.3 million was recorded relating to the continued elimination of the non-core products and initiatives, resulting in a total charge of $109.1 million as of September 30, 2003. The charges were primarily recorded to Other accrued liabilities, Goodwill, Other intangible assets, Property and equipment and Accrued personnel costs on the Condensed Consolidated Balance Sheets.

The following table summarizes the strategic review charge included in the Condensed Consolidated Statements of Income:

	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
(in millions)
Nasdaq Europe:
Write-down of technology platform	$25.4	$25.4
Severance and benefit costs	—	1.8
Impairment of goodwill	—	8.1
Other exit costs including contract terminations	0.7	4.9

Total Nasdaq Europe	26.1	40.2
Other Non-Core Product Lines and Initiatives:
Loss on early extinguishments of debt	13.2	13.2
Severance and benefit costs	8.7	29.4
Impairment of capitalized software and fixed assets	—	7.8
Impairment of goodwill and intangible assets	1.1	7.1
Other exit costs	0.2	11.4

Total non-core product lines and initiatives	23.2	68.9

Total strategic review charge	$49.3	$109.1

        Under the strategic review, Nasdaq decided to support the close of the market operated by Nasdaq Europe, a pan-European stock market located in Belgium in which Nasdaq owned a 63.0% interest as of September 30, 2003. At an Extraordinary General Meeting held on June 26, 2003, the shareholders of Nasdaq Europe voted to discontinue operations of the market. Since then, an orderly wind-down of market operations has been taking place pursuant to a Transition Plan approved by the Belgian Banking and Finance Commission. The orderly wind-down of Nasdaq Europe is approaching completion. Also, as part of Nasdaq's strategic review, during the third quarter of 2003, Nasdaq Europe supported the decision of the shareholders of Nasdaq Deutschland, a German exchange in which Nasdaq Europe had a 50.0% interest, to suspend that company's trading operations effective August 29, 2003. Nasdaq Europe transferred all of its shares in Nasdaq Deutschland to one of the other shareholders, BWB Holding AG, as of August 29, 2003. The charge related to the orderly wind-down and liquidation of market operations in Belgium and Germany was approximately $26.1 million in the third quarter of 2003 and the charge related to the orderly wind-down and liquidation of market operations in Belgium was $14.1 million in the second quarter of 2003 (excluding the minority interest benefit of $2.0 million) totaling $40.2 million as of September 30, 2003. The $40.2 million charge includes the $25.4 million write-down to fair value of certain technology platforms held for sale and owned by Nasdaq Europe, the impairment of goodwill of $8.1 million (Nasdaq Europe and Nasdaq Deutschland), severance costs of $1.8 million, contract terminations of $2.1 million and other costs of $2.8 million.

Other non-core product lines and initiatives included in the strategic review include:

  •
  Nasdaq Tools—Nasdaq Tools is an order management system that runs on the Nasdaq Application Programming Interface using the Nasdaq Workstation II® and will be wound-down during the remainder of 2003.

  •
  NQLX—NQLX was a joint venture with LIFFE to create a market for single stock futures and other futures products. On July 24, 2003, Nasdaq redeemed its interest in the NQLX joint venture and transferred its ownership interest to NQLX. LIFFE assumed financial and management responsibility for NQLX. This change did not have any impact on the operation of NQLX, but usage of the Nasdaq brand by the company ceased.

  •
  The Bulletin Board Exchange ("BBX")—BBX was a proposed platform for companies not eligible for the Nasdaq SmallCap MarketSM to raise equity capital and increase the visibility of their stock. The Over the Counter Bulletin Board ("OTCBB") will continue its existing operations.

  •
  Liquidity Tracker—Liquidity Tracker was an automated order routing system designed to allow traders to direct orders to specific market makers based on recent trading activity. Liquidity Tracker ceased operations as of June 30, 2003.

  •
  IndigoMarkets—was a joint venture with SSI to develop international trading platforms. On September 30, 2003, Nasdaq Global sold its interest in the joint venture to SSI.

The charge related to the elimination of the above other non-core products and initiatives was approximately $1.3 million in the third quarter of 2003 and $25.0 million in the second quarter of 2003, resulting in a total charge of $26.3 million as of September 30, 2003. The $1.3 million charge in the third quarter of 2003 primarily represented impairment of certain intangibles. Included in the $25.0 million charge recorded in the second quarter of 2003 was the reduction of Nasdaq's investment in NQLX of $6.3 million due to the redemption of Nasdaq's interest in the NQLX joint venture, the impairment of goodwill of $4.1 million associated with Nasdaq Tools, impairment of various capitalized software and fixed assets of $7.8 million, impairment of intangible assets of $1.9 million and other costs of $4.9 million.

        In addition, the charges recorded in the third and second quarters of 2003 included severance costs of $8.7 million and $20.7 million, respectively, and the loss on early extinguishment of long-term debt of $13.2 million recorded in the third quarter of 2003. The severance costs included $6.9 million and $4.3 million for the third and second quarters of 2003, respectively, related to the reductions in force of approximately 100 employees in the third quarter of 2003 and 110 employees in the second quarter of 2003. The remaining $1.8 million and $16.4 million of severance costs for the third and second quarters, respectively, relate to the fulfillment of employment contracts and obligations associated with the retirement and departure of certain members of senior management. Total headcount was 1,029 as of the end of September 2003 versus 1,155 as of the end of June 2003. The extinguishment of debt costs relate to the redemption of $150.0 million in aggregate principal amount of Nasdaq's 5.83% Senior Notes due 2007 (the "Senior Notes"). In conjunction with its strategic review, Nasdaq reassessed its capital needs and determined that it no longer needed the liquidity of the Senior Notes. See Long-term debt section below for further discussion.

The following table summarizes the strategic review accrual activity from initiation of Nasdaq's activities through September 30, 2003. Note that such accruals are recorded to Other accrued liabilities and Accrued personnel costs in the current liabilities section of the Condensed Consolidated Balance Sheets. Nasdaq expects to fund the majority of these reserves by the end of the first quarter of 2004.

	Europe	Severance for U.S. Employees	Products & Other	Total
(in millions)
Accrued liabilities associated with the strategic review as of June 30, 2003	$9.4	$20.7	$4.0	$34.1
Additional charges in the third quarter of 2003	—	8.7	—	8.7
Cash payments	(0.9)	(8.9)	(2.0)	(11.8)
Non-cash usage	(0.6)	(0.3)	(0.3)	(1.2)

Accrued liabilities associated with the strategic review as of September 30, 2003	$7.9	$20.2	$1.7	$29.8

        Nasdaq currently expects to continue to recognize additional expenses throughout the balance of the year in the range of $20.0 million to $25.0 million related to the wind-down of these eliminated products and initiatives, excluding any reduction in force charges. Nasdaq continues to review its structure and may incur additional expenses to its Condensed Consolidated Statements of Income above the $20.0 million to $25.0 million range.

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

        As mentioned above, as part of the strategic review, the market operated by Nasdaq Europe is being wound-down. Also during the third quarter of 2003, the losses incurred exceeded the minority shareholders interests of Nasdaq Europe. Therefore, once the minority shareholders reached this point, Nasdaq absorbed 100.0% of Nasdaq Europe's losses and strategic review charges. See above for further discussion of the strategic review.

Nasdaq Deutschland

        On October 30, 2002, Nasdaq's majority-owned subsidiary, Nasdaq Europe, the Berlin and Bremen Stock Exchanges, comdirekt bank, Commerzbank and Dresdner Bank, signed definitive agreements, dated as of October 4, 2002, to recapitalize Bremer Wertpapierbörse AG, a German stock exchange, that was rebranded as "Nasdaq Deutschland AG" and marketed under the Nasdaq brand. The recapitalization of Bremer Wertpapierbörse AG was finalized on January 21, 2003. This exchange, was initially 50.0% owned and controlled by Nasdaq Europe. Trading in international blue chip and growth stocks began on March 21, 2003 and trading in German stocks began on April 7, 2003. Nasdaq Europe agreed to provide certain platform services to Nasdaq Deutschland and Nasdaq agreed to guarantee the provision of such services for a limited period in certain circumstances if Nasdaq Europe no longer provides such services.

        On August 11, 2003, the shareholders of Nasdaq Deutschland agreed to suspend that company's trading operations effective August 29, 2003. Nasdaq Europe also transferred all of its shares in Nasdaq Deutschland to one of the other shareholders, BWB Holding AG. The share transfer was effective on August 29, 2003. All shareholders of Nasdaq Deutschland agreed to release and discharge each other from certain claims that they may have had against each other in connection with certain agreements related to the operations and control of Nasdaq Deutschland. Finally, the shareholders of Nasdaq Deutschland requested termination of the guarantee agreement and license agreement for use of the Nasdaq name between Nasdaq and Nasdaq Deutschland and both agreements were terminated effective August 29, 2003.

        As a result of these events, Nasdaq recognized costs from transferring its investment in Nasdaq Deutschland including a write-down of the trading platform used for Nasdaq Deutschland and the associated investment and goodwill. See the Strategic Review section above for further discussion of the costs incurred.

        Prior to August 29, 2003, Nasdaq Europe consolidated Nasdaq Deutschland in its consolidated results. Nasdaq Europe's acquisition of Nasdaq Deutschland was accounted for under the purchase method of accounting, resulting in the initial recording of goodwill of $2.0 million and an intangible asset of $0.7 million.

Long-term Debt

        On September 30, 2003, Nasdaq redeemed the $150.0 million outstanding aggregate principal amount of its Senior Notes. In conjunction with its strategic review, Nasdaq reassessed its capital needs and determined that it no longer needed the liquidity of the Senior Notes. Nasdaq paid the holders of the Senior Notes $150.0 million in outstanding principal amount, accrued interest of $1.2 million and an aggregate make-whole payment of approximately $12.6 million (representing the net present value of future payments). The repayment amounts reflected the terms of the Senior Notes, except that the parties agreed to a reduced make-whole amount equal to the excess of the discounted value of the remaining scheduled payments discounted at a factor equal to 100 basis points over the yield to maturity of U.S. Treasury securities having a maturity equal to the remaining average life of the redeemed amount. This represented a renegotiation of the 50 basis points over the yield to maturity required by the terms of the Senior Notes. Nasdaq recorded a $13.2 million pre-tax charge in the third quarter related to the redemption of the Senior Notes. This charge included the make-whole payment and capitalized costs related to the issuance of the Senior Notes. Nasdaq used funds from available cash to finance the redemption.

        Nasdaq issued the Senior Notes on May 9, 2002 in a private placement. The Senior Notes were unsecured, paid interest quarterly and were redeemable by Nasdaq at any time, subject to the make-whole payment. The proceeds from the Senior Notes, approximately $149.0 million after payment of placement agent commissions and expenses of this offering, were used to fund a portion of the cash consideration paid to the National Association of Security Dealers, Inc. ("NASD") for the repurchase by Nasdaq of 33.8 million shares of Common Stock owned by the NASD and for general corporate purposes.

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

Nasdaq Member Revenue Sharing

        Effective June 1, 2002, Nasdaq terminated its market data revenue sharing program for securities listed on The Nasdaq Stock Market, as a result of the SEC's decision to abrogate certain market participant tape sharing pilot programs. The SEC's action was in response to concerns about the effect of market data rebates on the accuracy of market data and the regulatory functions of self-regulatory organizations. The SEC's action allows Nasdaq and competing exchanges to retain tape revenue. Nasdaq continues to share market data revenue with the exchanges that participate in the Unlisted Trading Privileges ("UTP") Plan based on their respective share of volume and trades of securities listed on The Nasdaq Stock Market. In addition, Nasdaq InterMarket continues to share tape revenue with Nasdaq market participants who report trades in the New York Stock Exchange ("NYSE") and the American Stock Exchange ("Amex") listed securities through Nasdaq.

        On August 1, 2003, Nasdaq filed with the SEC an immediately effective general revenue sharing program. Under the program, the Finance Committee of the Nasdaq Board of Directors may (but is not required to) opt to share a percentage of revenues from transactions in securities listed on The Nasdaq National Market® and The Nasdaq SmallCap Market (including market data revenue) attributable to certain market participants with these participants. Nasdaq did not share any revenues with market participants under the program during the third quarter of 2003.

Nasdaq Tools

        On July 31, 2002, Nasdaq Tools, which provides software products and services related to the broker-dealer industry to be used in conjunction with Nasdaq Workstation II software, was merged into Nasdaq in a statutory merger under the General Corporation Law of the State of Delaware. Nasdaq Tools was previously a wholly-owned subsidiary of Nasdaq. Pursuant to the merger, Nasdaq acquired all assets and assumed all liabilities and obligations of Nasdaq Tools and now operates Nasdaq Tools as Nasdaq Trading Applications, a part of Nasdaq's Transaction Services business products. Nasdaq Trading Applications provides software products and developed software products used by the broker-dealer industry. As discussed above, Nasdaq will wind-down Nasdaq Tools during the remainder of 2003. Prior to July 31, 2002, revenue from Nasdaq Tools was disclosed as Other Revenue. As such, prior period amounts have been reclassified to conform to the current period presentation.

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

        For the three months ended September 30, 2003 and September 30, 2002, Nasdaq recognized $4.7 million and $7.5 million in revenue, respectively, that was included in the cumulative effect adjustment as of January 1, 2000. This revenue contributed $2.9 million (after income taxes of $1.8 million) and $4.5 million (after income taxes of $3.0 million) to net income for the three months ended September 30, 2003 and September 30, 2002, respectively.

        For the nine months ended September 30, 2003 and September 30, 2002, Nasdaq recognized $16.2 million and $24.9 million in revenue, respectively, that was included in the cumulative effect adjustment as of January 1, 2000. This revenue contributed $9.9 million (after income taxes of $6.3 million) and $15.1 million (after income taxes of $9.8 million) to net income for the nine months ended September 30, 2003 and September 30, 2002, respectively.

4.     Deferred Revenue

        Nasdaq's deferred revenue as of September 30, 2003 related to Corporate Client Group fees will be recognized in the following years:

	Initial	LAS	Annual and Other	Total
(amounts in thousands)
Fiscal year ended:
2003	$7,811	$8,921	$23,485	$40,217
2004	28,050	28,068	—	56,118
2005	21,721	18,182	—	39,903
2006	11,533	7,825	—	19,358
2007 and thereafter	11,031	1,877	—	12,908

	$80,146	$64,873	$23,485	$168,504

        Nasdaq's deferred revenue for the nine months ended September 30, 2003 and 2002 are reflected in the following tables. The additions reflect Corporate Client Group revenue charged during the period while the amortization reflects the Corporate Client Group revenue recognized during the period based on the accounting methodology described in Note 3, Change in Accounting Principle.

	Initial	LAS	Annual and Other	Total
(amounts in thousands)
Balance at January 1, 2003	$93,857	$72,841	$—	$166,698
Additions	10,601	19,879	97,867	128,347
Amortization	(24,312)	(27,847)	(74,382)	(126,541)

Balance at September 30, 2003	$80,146	$64,873	$23,485	$168,504

	Initial	LAS	Annual and Other	Total
(amounts in thousands)
Balance at January 1, 2002	$104,629	$82,424	$—	$187,053
Additions	15,907	24,854	103,752	144,513
Amortization	(25,199)	(28,242)	(78,674)	(132,115)

Balance at September 30, 2002	$95,337	$79,036	$25,078	$199,451

5.     Long-term Debt and Credit Arrangements

        Nasdaq had $268.3 million of outstanding long-term debt ($28.3 million of senior notes and $240.0 million of subordinated notes) at September 30, 2003. At September 30, 2003, $5.0 million of senior notes are scheduled to mature in 2003.

        On September 30, 2003, Nasdaq redeemed its $150.0 million outstanding principal amount of the Senior Notes. Under the terms of the Senior Notes, Nasdaq paid the holders of the Senior Notes $150.0 million in outstanding principal amount, accrued interest of $1.2 million and an aggregate make-whole payment of approximately $12.6 million (representing the net present value of future payments). Nasdaq recorded a $13.2 million pre-tax charge in the third quarter related to the redemption of the Senior Notes. This charge included the make-whole payment and capitalized costs related to the issuance of the Senior Notes. Nasdaq used funds from available cash to finance the redemption. See Note 2, Significant Transactions, for further discussion of the redemption.

        Long-term subordinated notes represents $240.0 million of Nasdaq's 4.0% convertible subordinated notes due May 2006 (the "Subordinated Notes") issued and sold to Hellman & Friedman Capital Partners IV, L.P. and certain of its affiliated limited partnerships (collectively, "Hellman & Friedman") in 2001. The annual 4.0% coupon will be payable in arrears in cash and the Subordinated Notes are convertible at any time into an aggregate of 12.0 million shares of Common Stock at $20.00 per share, subject to adjustment, in general, for any stock split, dividend, combination, recapitalization or other similar event. On an as-converted basis as of September 30, 2003, Hellman & Friedman owned an approximate 13.8% equity interest in Nasdaq as a result of its ownership of the Subordinated Notes and 500,000 shares of Common Stock.

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

        Nasdaq grants stock options with an exercise price equal to the estimated fair value of the Common Stock on the date of the grant. Nasdaq accounts for stock options in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"), and accordingly recognizes no compensation expense related to such grants.

        Pro forma information regarding net income and earnings per share is required under SFAS 148 and has been determined as if Nasdaq had accounted for all stock options based on a fair value method. The fair value of each stock option grant was estimated at the date of grant using the Black-Scholes valuation model. Pro forma net income includes the amortization of the fair value of stock options over the vesting period. The pro forma information for the three and nine months ended September 30, 2003 and 2002 is as follows:

	Three months ended September 30, 2003		Three months ended September 30, 2002
	Reported	Pro forma	Reported	Pro forma
(amounts in thousands, except per share amounts)
Reported net (loss) income	$(38,008)	$(38,008)	$12,711	$12,711
Stock-based compensation cost (net of tax of $2,163 and $1,137, respectively)	—	(3,351)	—	(1,762)

Pro forma net (loss) income	$—	$(41,359)	$—	$10,949

Basic (loss) earnings per share	$(0.52)	$(0.56)	$0.13	$0.11
Diluted (loss) earnings per share	$(0.52)	$(0.56)	$0.13	$0.11
	Nine months ended September 30, 2003		Nine months ended September 30, 2002
	Reported	Pro forma	Reported	Pro forma
(amounts in thousands, except per share amounts)
Reported net (loss) income	$(84,450)	$(84,450)	$42,808	$42,808
Stock-based compensation cost (net of tax of $5,388 and $3,351, respectively)	—	(8,348)	—	(5,192)

Pro forma net (loss) income	$—	$(92,798)	$—	$37,616

Basic (loss) earnings per share	$(1.15)	$(1.26)	$0.42	$0.35
Diluted (loss) earnings per share	$(1.15)	$(1.26)	$0.40	$0.35

7.     Commitments and Contingencies

Nasdaq Europe

        As of June 30, 2003, €31.8 million ($36.6 million) was funded in the form of a loan fulfilling a commitment to Nasdaq Europe. Of the funded amount, €14.4 million ($16.6 million) was used to finance the operations of Nasdaq Europe through 2002. During the first and second quarters of 2003, an additional €11.6 million ($13.3 million) was funded for 2003 operations. The remaining €5.8 million ($6.7 million) was used to enable Nasdaq Europe to invest in Nasdaq Deutschland, a venture among Nasdaq Europe, several German banks and two regional German exchanges. In October 2002, Nasdaq Europe's strategic investors committed to convert the majority of Nasdaq Europe's external debt to equity. The conversion was formally approved by Nasdaq Europe's Board of Directors in March 2003. On May 26, 2003, the strategic partners converted 63.3% of Nasdaq Europe's external debt (or 83.2% including intercompany debt with Nasdaq).

        On June 24, 2003, Nasdaq's Board of Directors approved an up to $13.0 million additional commitment in the form of a subordinated loan for the wind-down of market operations of Nasdaq Europe, which was to be conducted pursuant to a Transition Plan approved by the Belgian Banking and Finance Commission. The funding has enabled Nasdaq Europe to conduct an orderly transition of listed issuers, as required under Belgian law, renew certain essential contracts during the wind-down period, satisfy certain severance obligations and operate the Nasdaq Deutschland platform until the closure of the Nasdaq Deutschland market on August 29, 2003. As of September 30, 2003, $10.7 million was funded to Nasdaq Europe and to its wholly-owned subsidiary Nasdaq Europe Limited as a part of the wind-down commitment. The remaining $2.3 million was funded in October 2003 fulfilling Nasdaq's commitment.

Nasdaq Deutschland Guarantee

        Nasdaq agreed to guarantee the provision of certain support and maintenance services for the trading platform to be operated by Nasdaq Deutschland in the event Nasdaq Europe was no longer able to provide such services. In August 2003, the shareholders of Nasdaq Deutschland requested that Nasdaq terminate the guarantee as part of the process of suspending trading operations. The guarantee was terminated effective August 29, 2003. See Note 2, Significant Transactions, for further discussion of Nasdaq Deutschland.

Nasdaq Insurance Agency

        In December 2002, Nasdaq purchased the NASD's 50.0% interest in the NASD Insurance Agency (subsequently renamed the Nasdaq Insurance Agency, LLC ("NIA")). Nasdaq's consideration for the NASD's 50.0% interest consisted of an upfront payment of $0.5 million and up to $5.1 million based on NIA's stream of contingent cash flow through 2011. Nasdaq will pay the NASD up to: (a) 20% of NIA's cash flows until Nasdaq has paid the NASD $2.3 million from cash flows; (b) 10% of NIA's cash flows until Nasdaq has paid the NASD a cumulative amount of $3.0 million from cash flows; (c) 5% of NIA's cash flows until the earlier to occur of Nasdaq paying the NASD the full cumulative amount of $5.1 million from cash flows or December 31, 2011. As of September 30, 2003, Nasdaq recorded a $0.10 million dividend to the NASD for the NIA's 2003 cash flows. The dividend was reflected as a reduction in Additional paid-in capital on Nasdaq's Condensed Consolidated Balance Sheet.

Amex Technology Separation

        During 2001, Nasdaq agreed to fund a portion of the necessary expenses related to the separation of software, hardware and data under a plan to transition technology applications and support from Nasdaq to Amex. The NASD originally integrated certain Nasdaq and Amex technology subsequent to the 1998 acquisition of Amex by the NASD. The total estimated cost of the separation had been established at a maximum of $29.0 million, and was shared evenly between Nasdaq and the NASD. In 2002 and 2001, Nasdaq accrued $5.3 million and $9.2 million, respectively under this commitment, fulfilling its commitment. As of September 30, 2003, $4.8 million has been paid to Amex.

NQLX

        On June 1, 2001, Nasdaq signed an agreement with LIFFE creating NQLX, a U.S. joint venture company to list and trade single stock futures. On November 8, 2002, Nasdaq launched NQLX. The Nasdaq Board approved a capital contribution of $25.0 million to the NQLX joint venture. As of June 30, 2003, $23.0 million had been contributed and Nasdaq also agreed to redeem its interest in the NQLX joint venture. On July 17, 2003, Nasdaq fulfilled its remaining funding obligation by contributing $2.0 million to NQLX, with the aggregate contributions totaling $25.0 million. On July 24, 2003, Nasdaq, LIFFE and NQLX executed a Redemption and Separation Agreement, at which time Nasdaq ceased to be a partner of NQLX for state law purposes and ceased to share in partnership profits. See Note 2, Significant Transactions, for further discussion.

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

        The following table outlines the changes in other comprehensive income for the three and nine months ended September 30, 2003 and 2002:

	Three months ended		Nine months ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
(amounts in thousands)
Net (loss) income	$(38,008)	$12,711	$(84,450)	$42,808
Unrealized (losses) on available-for-sale securities	(1,111)	(2,429)	(549)	(4,938)
Foreign currency translation adjustment	(2,776)	1,145	1,268	5,627	(1)

Total comprehensive income	$(41,895)	$11,427	$(83,731)	$43,497

(1)
Approximately $2.4 million of foreign currency translation loss has been recognized in the "Nasdaq Japan impairment loss" line item on the Condensed Consolidated Statements of Income. (See Note 2, Significant Transactions, for further discussion).

9.     Capital Stock and Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share.

	Three months ended		Nine months ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
(amounts in thousands, except share and per share amounts)
Numerator
Net (loss) income	$(38,008)	$12,711	$(84,450)	$42,808
Preferred Stock:
Dividends declared(2)	(2,542)	—	(5,736)	—
Accretion of preferred stock	—	(2,441)	—	(7,323)

Net (loss) income applicable to common stockholders for basic earnings per share	$(40,550)	$10,270	$(90,186)	$35,485

Interest impact of convertible debt, (net of tax of $941 and $2,824, respectively)	—	1,459	—	4,376

Numerator for diluted earnings per share	$(40,550)	$11,729	$(90,186)	$39,861

Denominator
Weighted average common shares for basic earnings per share	78,431,581	78,171,172	78,360,187	85,492,136

Weighted-average affect of dilutive securities:
Warrants	—	—	—	16,845
Employee stock options	368,763	55,966	311,019	806,337
Employee restricted stock	119,239	189,863	115,729	211,220
Convertible debt assumed converted into Common Stock	—	12,000,000	—	12,000,000

Denominator for diluted earnings per share	78,919,583	90,417,001	78,786,935	98,526,538

Earnings per common share:
Basic (loss) earnings per share	$(0.52)	$0.13	$(1.15)	$0.42

Diluted (loss) earnings per share	$(0.52)	$0.13	$(1.15)	$0.40

(2)
Dividends payable to the NASD as a holder of Nasdaq's Series A Preferred Stock began accruing in March 2003. The Series A Preferred Stock carries a 7.6% dividend rate for the year commencing March 2003 and 10.6% in all subsequent years. Nasdaq is obligated to pay this dividend to the extent of its capital surplus. As of March 31, 2003, the dividend payable totaled $0.7 million. As of June 2003 and for all future quarters in 2003, the dividend will be approximately $2.5 million.

        Options to purchase 13,775,481 shares of Common Stock and 479,648 shares of Common Stock underlying warrants issued by Nasdaq were outstanding at September 30, 2003. For the three and nine months ended September 30, 2003, 2,275,000 of the options outstanding were included in the computation of diluted earnings per share, on a weighted average basis, as their inclusion was dilutive. The remaining options and all the shares underlying the warrants issued by Nasdaq were considered antidilutive and were properly excluded. For the three and nine months ended September 30, 2003 the 12,000,000 shares underlying the Subordinated Notes were also considered antidilutive and were properly excluded.

10.   Subsequent Events

Quadsan

        On October 31, 2003, Quadsan was merged into Nasdaq in a statutory merger under the General Corporation Law of the State of Delaware. Quadsan was previously a wholly-owned subsidiary of Nasdaq. Pursuant to the merger, Nasdaq acquired all assets and assumed all liabilities and obligations of Quadsan. Quadsan was a Delaware investment holding company providing investment management services for Nasdaq. Nasdaq now directly manages these investment services.

The Nasdaq Stock Market, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion of the financial condition and results of operations of Nasdaq should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.

Business Environment

        The rally in market indices that began in October 2002 continued during the three months ended September 30, 2003 with the Nasdaq Composite Index® rising 10.1% during the quarter and 33.8% in the nine months ended September 30, 2003. However, despite the rise in prices, the number of shares traded in Nasdaq-listed securities increased only marginally during the three months ended September 30, 2003 relative to the three months ended September 30, 2002. Average daily share volume for Nasdaq-listed securities in the three months ended September 30, 2003 was 1.73 billion shares compared to 1.72 billion shares in the three months ended September 30, 2002, a 0.6% increase. Furthermore, average daily share volume decreased 3.4% in the three months ended September 30, 2003 when compared to the 1.79 billion average daily share volume in the three months ended June 30, 2003, a result of a seasonal decrease in trading during the summer.

        The generally flat trading activity, despite the rally in market indices, combined with the intense competitive environment had a negative impact on Nasdaq's revenue. The effects of competition during the three months ended September 30, 2003 were reflected in lower prices, reduced market share, weaker demand and reduced revenue for Nasdaq Transaction Services and Market Information Services. However, one area of growth was in new offerings of securities. In the three months ended September 30, 2003, Nasdaq had 14 initial public offerings ("IPOs") compared to six in the three months ended September 30, 2002. Although the level of new security offerings increased over year ago levels, the current pace remains low by historical standards. There were also increases in secondary offerings. In the three months ended September 30, 2003, Nasdaq had 60 secondary offerings compared to 15 in the three months ended September 30, 2002. The prospects for future revenue growth for Nasdaq will depend on the extent to which an improving economic environment offsets the ongoing competitive pressures in the trading arena.

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

        For the three months ended September 30, 2003 and September 30, 2002, Nasdaq recognized $4.7 million and $7.5 million in revenue, respectively, that was included in the cumulative effect adjustment as of January 1, 2000. This revenue contributed $2.9 million (after income taxes of

$1.8 million) and $4.5 million (after income taxes of $3.0 million) to net income for the three months ended September 30, 2003 and September 30, 2002, respectively.

        For the nine months ended September 30, 2003 and September 30, 2002, Nasdaq recognized $16.2 million and $24.9 million in revenue, respectively, that was included in the cumulative effect adjustment as of January 1, 2000. This revenue contributed $9.9 million (after income taxes of $6.3 million) and $15.1 million (after income taxes of $9.8 million) to net income for the nine months ended September 30, 2003 and September 30, 2002, respectively.

Results of Operations

For the Three Months Ended September 30, 2003 and September 30, 2002

        Financial Overview.    Nasdaq's financial position can vary due to a number of factors discussed throughout this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in "Item 1. Business—Risk Factors" as filed in Nasdaq's Annual Report on Form 10-K for the year ended December 31, 2002. The following table sets forth an overview of Nasdaq's financial results:

	Three months ended September 30,
	2003	2002
(in millions, except per share amounts)
Total revenues	$144.8	$198.8
Total direct expenses	125.7	152.3
Total expenses	190.4	173.4
Net (loss) income before taxes	(46.0)	24.9
Net (loss) income	(38.0)	12.7
Net (loss) income applicable to common stockholders	(40.5)	10.3
Basic and diluted (loss) earnings per common share	(0.52)	0.13

Revenues

        The following table sets forth Total Revenues:

	Three months ended September 30,
	2003	2002
(in millions)
Transaction Services	$54.4	$93.2
Market Information Services	36.0	49.7
Corporate Client Group	41.2	44.3
Other	13.2	11.6

Total Revenues	$144.8	$198.8

Transaction Services

        The following table sets forth revenues from Transaction Services:

	Three months ended September 30,
	2003	2002
(in millions)
Access Services	$26.1	$34.7
Execution Services:
Execution Revenue	49.4	54.6
Liquidity Rebate	(30.3)	(17.6)

Execution Services Revenue, net of Liquidity Rebate	19.1	37.0
Trade Reporting	8.4	19.9
Other Transaction Services Revenue	0.8	1.6

Total Transaction Services Revenue	$54.4	$93.2

        For the three months ended September 30, 2003, Transaction Services revenue was $54.4 million compared with $93.2 million for the three months ended September 30, 2002, a decrease of $38.8 million or 41.6%.

        Access Services revenue was $26.1 million for the three months ended September 30, 2003 compared with $34.7 million for the three months ended September 30, 2002, a decrease of $8.6 million or 24.8%. This decrease was primarily due to the reduction in the number of trader log-ons to Nasdaq systems reflecting market participant consolidations. Access Services revenue is derived from Nasdaq Workstation II and Application Programming Interfaces, Computer-to-Computer Interface ("CTCI"), Nasdaq Tools and the Nasdaq Weblink system ("Weblink"). As discussed in Note 2, Significant Transactions, Nasdaq will wind-down Nasdaq Tools during the remainder of 2003.

        The Nasdaq Workstation II and the Application Programming Interface are the primary means by which traders access Nasdaq's quote and trade execution facilities, providing access to quotation services, automated trade executions, real-time reporting, trade negotiations and clearing. These access devices provided revenue of $21.7 million for the three months ended September 30, 2003 compared with $29.4 million for the three months ended September 30, 2002, a decrease of $7.7 million or 26.2%. This decrease was primarily due to the reduction in the number of trader log-ons reflecting market participant consolidations. Nasdaq Workstation II and Application Programming Interface fees are charged monthly based upon the number of authorized log-on identifications.

        Nasdaq provides CTCI for users to report trades, enter orders into SuperMontageSM and receive execution messages. (See discussion of SuperMontage below.) CTCI links market participants' automated systems to Nasdaq. CTCI provided revenues of $3.6 million for the three months ended September 30, 2003 compared with $4.1 million for the three months ended September 30, 2002, a decrease of $0.5 million or 12.2%. This decrease was primarily due to a price decrease on April 1, 2003. Users are charged a monthly fee based upon the bandwidth of the line.

        Also included in Access Services are Nasdaq Tools and Weblink, which totaled $0.3 million and $0.5 million, respectively, for the three months ended September 30, 2003 and $0.8 million and $0.4 million, respectively, for the three months ended September 30, 2002. Prior to July 31, 2002, revenue from Nasdaq Tools was disclosed as Other revenue. Prior period amounts have been reclassified to conform to the current period presentation of revenue for Access Services and Other revenue.

        Execution Revenue was $49.4 million for the three months ended September 30, 2003 compared with $54.6 million for the three months ended September 30, 2002, a decrease of $5.2 million or 9.5%. The Liquidity Rebate, in which Nasdaq credits a portion of the per share execution charge through a liquidity rebate to the market participant that provides the liquidity, was $30.3 million for the three months ended September 30, 2003 compared with $17.6 million for the three months ended September 30, 2002, an increase of $12.7 million or 72.2%. Execution Revenue, net of the Liquidity Rebate totaled $19.1 million for the three months ended September 30, 2003 compared with $37.0 million for the three months ended September 30, 2002, a decrease of $17.9 million or 48.4%.

        The decrease in Execution Revenue was primarily due to a lower market share in the third quarter of 2003 compared with the third quarter of 2002 resulting from increased competition and shifts in market composition and the elimination of a quote update fee. The percentage of share volume executed in Nasdaq's systems was 16.5% in the third quarter of 2003 compared to 23.2% in the third quarter of 2002. Nasdaq eliminated a quote update fee that was charged to market participants for updating quotes on The Nasdaq National Market and The Nasdaq SmallCap Market on February 1, 2003. The quote update fee was $5.8 million for the three months ended September 30, 2002. These decreases in Execution Revenue were partially offset by an increase, during the fourth quarter of 2002, in the per share execution charge. However, the increase in the per share execution charge had no effect on Execution Services Revenue, net of the Liquidity Rebate since the amount shared through the Liquidity Rebate (see discussion below) also increased by the same amount.

        The increase in the Liquidity Rebate was due to an increase in the amount rebated during the fourth quarter of 2002. However, as discussed above, this increase did not effect Execution Services Revenue, net of the Liquidity Rebate as this increase was offset by the increase in the per share execution charge. Execution Services Revenue is primarily derived from SuperMontage, Advanced Computer Execution Systems ("ACES") and Computer Assisted Execution System ("CAES").

        In the fourth quarter of 2002, Nasdaq fully implemented SuperMontage, a new trading system designed to refine how market participants can access, process, display and integrate orders and quotes in The Nasdaq Stock Market. In the first quarter of 2003, Nasdaq enhanced SuperMontage's functionality to allow non-market maker firms the ability to post non-attributable bids and offers on the SuperMontage platform, thereby improving SuperMontage liquidity and expanding its user base. In the third quarter of 2003, Nasdaq further enhanced SuperMontage's functionality to include the Financial Information Exchange protocol ("FIX"). FIX is a language that defines electronic messages for communicating securities transactions between two parties. It is a standard format used today by a majority of U.S. firms in the equity securities business. FIX defines only the format of the messages and is not a software application in its own right. SuperMontage replaced SuperSoesSM, SelectNet® and the Small Order Execution System ("SOESSM"). (See discussion of SuperSoes, SelectNet and SOES below.) SuperMontage revenue, net of the Liquidity Rebate of $30.3 million, was $18.2 million for the three months ended September 30, 2003. SuperMontage fees are charged on a per share basis.

        SuperSoes was Nasdaq's primary execution system prior to the implementation of SuperMontage. SuperSoes combined features of the previously existing SelectNet and SOES execution systems and was only available for securities listed on The Nasdaq National Market tier of The Nasdaq Stock Market. SuperSoes revenue, net of the Liquidity Rebate of $17.6 million, was $22.3 million for the three months ended September 30, 2002 and the quote update fee was $5.8 million for the three months ended September 30, 2002. SuperSoes fees were charged on a per share basis. Nasdaq retired the SuperSoes system in December 2002.

        The SelectNet execution system provided revenue of $7.0 million for the three months ended September 30, 2002. Prior to the implementation of SuperMontage, SelectNet functioned as an order delivery service to facilitate trading of Nasdaq-listed securities by linking market participants. During 2002, SelectNet served primarily as a means for participants to reach electronic communication network

("ECN") quotes on The Nasdaq National Market and The Nasdaq SmallCap Market and was also a tool for market participants seeking to negotiate trades with specific market makers, or to broadcast such an order to all market makers. SelectNet fees were charged on a per transaction basis. Nasdaq retired the SelectNet system in December 2002.

        Revenue from SOES, which was used during 2002 solely for transactions on The Nasdaq SmallCap Market, accounted for less than 1% of revenue for the three months ended September 30, 2002. Nasdaq retired the SOES system in December 2002.

        Also included in Execution Services revenue is revenue derived from ACES, CAES and the Primex Auction System ("Primex™"). Aggregate revenues from ACES, CAES and Primex totaled $0.9 million for the three months ended September 30, 2003 compared with $1.9 million for the three months ended September 30, 2002, a decrease of $1.0 million or 52.6%. CAES is an automatic and order delivery execution system for NYSE and Amex-listed securities. ACES is an order routing tool that routes orders directly between market participants. Primex is an electronic auction-trading platform.

        Trade Reporting revenue totaled $8.4 million for the three months ended September 30, 2003 compared with $19.9 million for the three months ended September 30, 2002, a decrease of $11.5 million or 57.8%. This decrease was primarily due to the reporting of trades to regional exchanges and the NASD's Alternative Display Facility ("ADF") and price reductions. Price reductions were initiated in April 2003 for securities listed on The Nasdaq National Market and The Nasdaq SmallCap Market that were matched and executed exclusively through the order books of individual market participants or through other automated execution systems ("locked-in"). On July 1, 2003, Nasdaq eliminated the fee for locked-in transaction reports for securities listed on The Nasdaq National Market and The Nasdaq SmallCap Market. Price reductions were also initiated in April 2003 and June 2003 for transaction reports initiated through SuperMontage. Revenue from Trade Reporting is derived from Automated Confirmation Transaction Services ("ACTSM"), an automated service that provides the post-execution steps of price reporting, volume comparison, clearing of pre-negotiated trades and risk management services. ACT fees are primarily charged on a per transaction basis.

Market Information Services

        The following table sets forth the revenue from Market Information Services:

	Three months ended September 30,
	2003	2002
(in millions)
Level 1 Service	$31.8	$34.6
Nasdaq Quotation Dissemination Service ("NQDS")	9.5	8.9
ViewSuite	3.1	—
Nasdaq InterMarketSM:
Tape Fee Revenue	6.8	14.2
Tape Fee Revenue Sharing	(3.3)	(5.8)

Tape Fee Revenue, net of Revenue Sharing	3.5	8.4
Unlisted Trading Privileges ("UTP")	(15.2)	(4.7)
Other Market Information Services Revenue	3.3	2.5

Total Market Information Services Revenue	$36.0	$49.7

        For the three months ended September 30, 2003, Market Information Services revenue was $36.0 million compared with $49.7 million for the three months ended September 30, 2002, a decrease of $13.7 million or 27.6%.

        Nasdaq's Level 1 Service provides last trade and current inside quote information for securities listed on The Nasdaq Stock Market. Level 1 revenue totaled $31.8 million for the three months ended September 30, 2003 compared with $34.6 million for the three months ended September 30, 2002, a decrease of $2.8 million or 8.1%. This decrease was primarily due to cost saving initiatives among Nasdaq's market participants and market participant consolidations causing a decrease in professional Level 1 subscriptions. Fees for professional users are based on monthly subscriptions to terminals or access lines. Providers of Level 1 data to non-professional users have the option to offer this information through either a flat monthly rate or a per query charge.

        NQDS provides subscribers with the best quote from each Nasdaq market participant. NQDS revenue totaled $9.5 million for the three months ended September 30, 2003 compared with $8.9 million for the three months ended September 30, 2002, an increase of $0.6 million or 6.7%. This increase was primarily due to an increase in non-professional subscriptions resulting from increased consumer interest in the equity markets. This increase was partially offset by a decrease in professional subscriptions primarily due to cost saving initiatives among Nasdaq's market participants and market participant consolidations. NQDS revenue is derived from monthly subscriptions.

        In the fourth quarter of 2002, Nasdaq launched three new proprietary data products in conjunction with the launch of SuperMontage. These new data products: Nasdaq DepthViewSM, PowerViewSM and TotalViewSM (collectively referred to as the "ViewSuite" products), offer a wide array of quotation information to market data vendors and broker-dealer distributors. DepthView shows the aggregate size, by price level, of all Nasdaq market participants' quotations/orders that are in the top five price levels in SuperMontage. PowerView bundles NQDS and DepthView. TotalView offers the PowerView services and shows all Nasdaq market participants' quotations/orders that are in the top five price levels in SuperMontage, in addition to the aggregate size of all unattributed (i.e., providing pre-trade anonymity) quotes/orders in each of the top five price levels. Nasdaq began charging for its ViewSuite data products in the first quarter of 2003. ViewSuite revenue was $3.1 million for the three months ended September 30, 2003.

        Each ViewSuite product is offered through distributors to professional subscribers for a monthly fee per terminal and DepthView and PowerView are offered to non-professional subscribers for a lower monthly fee per terminal. In addition, Nasdaq charges the distributor a monthly fee for each ViewSuite product.

        In October 2003, Nasdaq consolidated DepthView and PowerView into TotalView and reduced its price for professional and non-professional users.

        Nasdaq InterMarket Tape Fee revenues are derived from data revenue generated by the Consolidated Quotation Plan and the Consolidated Tape Association Plan (collectively, "CQ/CTA Plans"). The information collected under the CQ/CTA Plans is sold to data vendors, who in turn sell it to the public. Nasdaq's InterMarket tape revenue is directly related to both its percentage of trades in exchange-listed securities that are reported through the CQ/CTA Plans and the size of the revenue sharing pool. Nasdaq InterMarket Tape Fee revenue totaled $6.8 million for the three months ended September 30, 2003 compared with $14.2 million for the three months ended September 30, 2002, a decrease of $7.4 million or 52.1%. This decrease was primarily due to the Island ECN ("Island") reporting certain additional trading activity to the Cincinnati Stock Exchange beginning in the fourth quarter of 2002. Part of Nasdaq's CQ/CTA Tape Fee revenue is shared with market participants. Nasdaq InterMarket Tape Fee revenue sharing was $3.3 million for the three months ended September 30, 2003 compared with $5.8 million for the three months ended September 30, 2002, a decrease of $2.5 million or 43.1%. This decrease was primarily due to Island reporting trade activity to the Cincinnati Stock Exchange, which reduced the amount of revenue Nasdaq was obligated to share with Island. Partially offsetting the decrease in Tape Fee Revenues, net of Revenue Sharing, Nasdaq receives licensing fees from regional exchanges that report trades in Nasdaq-100 Index Tracking StockSM

("QQQ"SM), an exchange traded fund, which are reported as Other revenue in the Condensed Consolidated Statements of Income. See discussion of Other revenue for further information regarding QQQ.

        Nasdaq shares Tape Fee revenue (i.e., revenue from the sale of tape data) for Nasdaq-listed securities through the UTP Plan. Tape Fees are shared with regional exchanges that are members of the UTP Plan and that trade Nasdaq-listed securities. UTP Plan participants are paid based on the total shares and trades that they execute as a percentage of all shares and trades executed in securities listed on The Nasdaq Stock Market. Nasdaq Tape Fee revenue sharing with UTP Plan participants totaled $15.2 million for the three months ended September 30, 2003 compared with $4.7 million for the three months ended September 30, 2002, an increase of $10.5 million. This increase was primarily due to the trade reporting activity from the ADF, which became an active UTP Plan participant in the first quarter of 2003, the Pacific Exchange, which became an active UTP Plan participant in the second quarter of 2003 and additional trade reporting activity from The Cincinnati Stock Exchange due to the BRUT ECN reporting locked-in trades to the Cincinnati Stock Exchange beginning in the third quarter of 2003.

Corporate Client Group

        The following table sets forth the revenue from the Corporate Client Group as reported and calculated in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") and as would be reported on a non-GAAP basis without giving affect to SAB 101 ("pre-SAB 101"). Nasdaq believes that the presentation of pre-SAB 101 revenue, as it related to LAS and Initial Listing Fees, is a good indicator of current Corporate Client Group activity because pre-SAB 101 information excludes the effects of recognizing revenue related to Initial Listing Fees and LAS Fees over the six and four year periods, respectively.

	Three months ended September 30,
	2003		2002
	Revenue		Revenue
	As Reported Under SAB 101	Pre-SAB 101	As Reported Under SAB 101	Pre-SAB 101
(in millions)
Annual Renewal Fees	$23.6	$23.6	$25.9	$25.9
Listing Additional Shares ("LAS") Fees	9.2	7.7	9.4	4.3
Initial Listing Fees	8.0	3.8	8.4	4.9
Other Corporate Client Group Revenue	0.4	0.4	0.6	0.6

Total Corporate Client Group Revenue	$41.2	$35.5	$44.3	$35.7

        For the three months ended September 30, 2003, Corporate Client Group revenue was $41.2 million compared with $44.3 million for the three months ended September 30, 2002, a decrease of $3.1 million or 7.0%.

        Corporate Client Group revenues are primarily derived from fees for Annual Renewals, LAS and Initial Listings for companies listed on The Nasdaq Stock Market. Fees are generally calculated based upon total shares outstanding for the issuing company. These fees are initially deferred and amortized over the estimated periods for which the services are provided. Revenues from Initial Listing Fees and LAS Fees are amortized over six and four years, respectively, and Annual Renewal Fees are amortized on a pro-rata basis over the calendar year. The difference between the as reported revenue and the pre-SAB 101 basis revenue is due to the amortization of fees in accordance with SAB 101 (See Notes 3 and 4, Change in Accounting Principle and Deferred Revenue, for further discussion).

        Annual Renewal Fees totaled $23.6 million on both an as reported and pre-SAB 101 basis for the three months ended September 30, 2003 compared with $25.9 million on both an as reported and pre-SAB 101 basis for the three months ended September 30, 2002, a decrease of $2.3 million or 8.9%. This decrease was primarily due to a decrease in the number of companies listed on The Nasdaq Stock Market from 4,109 on January 1, 2002 to 3,659 on January 1, 2003, the date on which companies are billed their annual fees.

        LAS Fees totaled $9.2 million for the three months ended September 30, 2003 compared with $9.4 million for the three months ended September 30, 2002, a decrease of $0.2 million or 2.1% on an as reported basis. On a pre-SAB 101 basis, LAS fees totaled $7.7 million for the three months ended September 30, 2003 compared with $4.3 million for the three months ended September 30, 2002, an increase of $3.4 million or 79.1%. This increase was primarily due to a stronger economic environment which resulted in higher activity for secondary offerings as well as other additional share activity.

        Initial Listing Fees totaled $8.0 million for the three months ended September 30, 2003 compared with $8.4 million for the three months ended September 30, 2002, a decrease of $0.4 million or 4.8% on an as reported basis. On pre-SAB 101 basis, Initial Listing Fees totaled $3.8 million for the three months ended September 30, 2003 compared with $4.9 million for the three months ended September 30, 2002, a decrease of $1.1 million or 22.4%. Due to the events of September 11, 2001, a temporary suspension of listing requirements was instituted. This temporary suspension was lifted on January 3, 2002. As a result, a higher number of companies transferred down from one tier of The Nasdaq Stock Market to the other at the end of their respective time periods for review of non-compliance which occurred during the second and third quarters of 2002. These companies were charged an initial fee upon entering the new tier. Partially offsetting this decrease was an increase in the number of IPOs from six for the three months ended September 30, 2002 to 14 for the three months ended September 30, 2003.

Other Revenue

        Other revenue totaled $13.2 million for the three months ended September 30, 2003 compared with $11.6 million for the three months ended September 30, 2002, an increase of $1.6 million or 13.8%. Other revenue primarily includes trademark and licensing revenues related to the QQQ and other financial products linked to Nasdaq indices issued in the U.S. and abroad. The QQQ is the trading symbol for the shares of the Nasdaq-100 Index Tracking Stock. QQQ represents units of beneficial interest in a unit investment trust, the Nasdaq-100 Trust, that holds shares of the top 100 U.S. and international non-financial stocks listed on The Nasdaq Stock Market that comprise the Nasdaq-100 Index®. Also, for the three months ended September 30, 2003 Nasdaq recorded the receipt of a business interruption insurance claim related to the events of September 11, 2001 of $1.9 million, which primarily represents the increase as compared to September 30, 2002.

Direct Expenses

	Three months ended September 30,
	2003	2002
(in millions)
Compensation and benefits	$38.3	$51.3
Marketing and advertising	3.8	6.1
Depreciation and amortization	24.3	25.1
Professional and contract services	9.4	17.3
Computer operations and data communications	34.8	35.3
Provision for bad debts	—	2.5
Travel, meetings and training	2.1	2.7
Occupancy	8.2	7.5
Publications, supplies and postage	1.5	2.7
Other	3.3	1.8

Total direct expenses	$125.7	$152.3

        For the three months ended September 30, 2003, direct expenses were $125.7 million compared with $152.3 million for the three months ended September 30, 2002, a decrease of $26.6 million or 17.5%.

        Compensation and benefits expense was $38.3 million for the three months ended September 30, 2003 compared with $51.3 million for the three months ended September 30, 2002, a decrease of $13.0 million or 25.3%. This decrease was primarily due to a decline in the number of employees from 1,388 on September 30, 2002 to 1,029 on September 30, 2003 due to Nasdaq's reduction in force. See Note 2, Significant Transactions, for further discussion.

        Marketing and advertising expense was $3.8 million for the three months ended September 30, 2003 compared with $6.1 million for the three months ended September 30, 2002, a decrease of $2.3 million or 37.7%. This decrease was primarily due to a decline in direct marketing expenses related to the roll-out of SuperMontage and a decline in advertising expenses related to Nasdaq's "Listed on Nasdaq" marketing campaign.

        Professional and contract services expense was $9.4 million for the three months ended September 30, 2003 compared with $17.3 million for the three months ended September 30, 2002, a decrease of $7.9 million or 45.7% primarily due to less reliance on outside contractors and a decline in expenses associated with Nasdaq's global expansion strategy.

        Provision for bad debts was $2.5 million for the three months ended September 30, 2002. No provision for bad debts was recorded for the three months ended September 30, 2003 due to a decrease in past due account balances.

        Travel, meetings and training expense was $2.1 million for the three months ended September 30, 2003 compared with $2.7 million for the three months ended September 30, 2002, a decrease of $0.6 million or 22.2%. Publications, supplies and postage expense was $1.5 million for the three months ended September 30, 2003 compared with $2.7 million for the three months ended September 30, 2002, a decrease of $1.2 million or 44.4%. These decreases were primarily due to lower overall spending as a result of Nasdaq's cost reduction plan.

        The remaining direct expenses totaled $70.6 million for the three months ended September 30, 2003 compared with $69.7 million for the three months ended September 30, 2002, an increase of $0.9 million or 1.3%.

Elimination of Non-Core Product Lines, Initiatives and Severance

Strategic Review

        During the second quarter of 2003, Nasdaq announced a plan designed to position Nasdaq for improved profitability and growth, which included the elimination of non-core products and initiatives. Additional charges related to the strategic review are expected in future periods. In the second quarter of 2003, a pre-tax charge to earnings of $59.8 million was recorded. The net impact to Nasdaq was a pre-tax charge of $57.8 million. The difference represented costs absorbed by minority shareholders of Nasdaq Europe. In the third quarter of 2003, an additional pre-tax charge to earnings of $49.3 million was recorded relating to the continued elimination of the non-core products and initiatives, resulting in a total charge of $109.1 million as of September 30, 2003. The charges were primarily recorded to Other accrued liabilities, Goodwill, Other intangible assets, Property and equipment and Accrued personnel costs on the Condensed Consolidated Balance Sheets.

        Under the strategic review Nasdaq decided to support the close of the market operated by Nasdaq Europe, a pan-European stock market located in Belgium in which Nasdaq owned a 63.0% interest as of September 30, 2003. At an Extraordinary General Meeting held on June 26, 2003, the shareholders of Nasdaq Europe voted to discontinue operations of the market. Since then, an orderly wind-down of market operations has been taking place pursuant to a Transition Plan approved by the Belgian Banking and Finance Commission. The orderly wind-down of Nasdaq Europe is approaching completion. Also, as part of Nasdaq's strategic review, during the third quarter of 2003, Nasdaq Europe supported the decision of the shareholders of Nasdaq Deutschland, a German exchange in which Nasdaq Europe had a 50.0% interest, to suspend that company's trading operations effective August 29, 2003. Nasdaq Europe transferred all of its shares in Nasdaq Deutschland to one of the other shareholders, BWB Holding AG, as of August 29, 2003. The charge related to the orderly wind-down and liquidation of market operations in Belgium and Germany was approximately $26.1 million in the third quarter of 2003 and the charge related to the wind-down and liquidation of market operations in Belgium was $14.1 million in the second quarter of 2003 (excluding the minority interest benefit of $2.0 million) totaling $40.2 million as of September 30, 2003. The $40.2 million charge includes the $25.4 million write-down to fair value of certain technology platforms held for sale owned by Nasdaq Europe, the impairment of goodwill of $8.1 million (Nasdaq Europe and Nasdaq Deutschland), severance costs of $1.8 million, contract terminations of $2.1 million and other costs of $2.8 million.

Other non-core product lines and initiatives included in the strategic review include:

  •
  Nasdaq Tools—Nasdaq Tools is an order management system that runs on the Nasdaq Application Programming Interface using the Nasdaq Workstation II and will be wound-down during the remainder of 2003.

  •
  NQLX—NQLX was a joint venture with LIFFE to create a market for single stock futures and other futures products. On July 24, 2003, Nasdaq redeemed its interest in the NQLX joint venture and transferred its ownership interest to NQLX. LIFFE assumed financial and management responsibility for NQLX. This change did not have any impact on the operation of NQLX, but usage of the Nasdaq brand by the company ceased.

  •
  BBX—BBX was a proposed platform for companies not eligible for the Nasdaq SmallCap Market to raise equity capital and increase the visibility of their stock. The OTCBB will continue its existing operations.

  •
  Liquidity Tracker—Liquidity Tracker was an automated order routing system designed to allow traders to direct orders to specific market makers based on recent trading activity. Liquidity Tracker ceased operations as of June 30, 2003.

  •
  IndigoMarkets—was a joint venture with SSI to develop international trading platforms. On September 30, 2003, Nasdaq Global sold its interest in the joint venture to SSI.

The charge related to the elimination of the above other non-core products and initiatives was approximately $1.3 million in the third quarter of 2003 and $25.0 million in the second quarter of 2003, resulting in a total charge of $26.3 million as of September 30, 2003. The $1.3 million charge in the third quarter of 2003 primarily represented impairment of certain intangibles. Included in the $25.0 million charge recorded in the second quarter of 2003 was the reduction of Nasdaq's investment in NQLX of $6.3 million due to the redemption of Nasdaq's interest in the NQLX joint venture, the impairment of goodwill of $4.1 million associated with Nasdaq Tools, impairment of various capitalized software and fixed assets of $7.8 million, impairment of intangible assets of $1.9 million and other costs of $4.9 million.

        In addition, the charges recorded in the third and second quarters of 2003 included severance costs of $8.7 million and $20.7 million, respectively, and the loss on early extinguishment of long-term debt of $13.2 million recorded in the third quarter of 2003. The severance costs included $6.9 million and $4.3 million for the third and second quarters of 2003, respectively, related to the reductions in force of approximately 100 employees in the third quarter of 2003 and 110 employees in the second quarter of 2003. The remaining $1.8 million and $16.4 million of severance costs for the third and second quarters, respectively, relate to the fulfillment of employment contracts and obligations associated with the retirement and departure of certain members of senior management. Total headcount was 1,029 as of the end of September 2003 versus 1,155 as of the end of June 2003. The extinguishment of debt costs relate to the redemption of $150.0 million in aggregate principal amount of Nasdaq's Senior Notes due in 2007. In conjunction with its strategic review, Nasdaq reassessed its capital needs and determined that it no longer needed the liquidity of the Senior Notes. See Long-term debt below for further discussion.

        Nasdaq currently expects to continue to recognize additional expenses throughout the balance of the year in the range of $20.0 million to $25.0 million related to the wind-down of these eliminated products and initiatives, excluding any reduction in force charges. Nasdaq continues to review its structure and may incur additional expenses in its Condensed Consolidated Statements of Income above the $20.0 million to $25.0 million range.

Support Costs from Related Parties, net

        Support costs from related parties, net were $15.4 million for the three months ended September 30, 2003 compared with $21.1 million for the three months ended September 30, 2002, a decrease of $5.7 million or 27.0%. This decrease reflects a reduction in surveillance and other regulatory charges from the NASD Regulation, Inc. ("NASDR") as well as continued progress in separating from the NASD and the resulting internalization of technology and certain other support functions. Surveillance and other regulatory charges from NASDR were $15.8 million for the three months ended September 30, 2003 compared with $21.3 million for the three months ended September 30, 2002, a decrease of $5.5 million or 25.8%. Support costs from the NASD were $0.2 million for the three months ended September 30, 2003 compared with $1.3 million for the three months ended September 30, 2002, a decrease of $1.1 million or 84.6%. In addition, partially offsetting the above is the amount of Nasdaq costs charged to the Amex of $0.6 million for the three months ended September 30, 2003 compared with $1.5 million for the three months ended September 30, 2002, a decrease of $0.9 million or 60.0%. This decrease was primarily due to the reduction in Amex's reliance on Nasdaq for support.

Income Taxes

        Nasdaq's income tax benefit was $8.0 million for the three months ended September 30, 2003 compared to an income tax provision of $12.2 million for the three months ended September 30, 2002. The overall effective tax rate for the three months ended September 30, 2003 and September 30, 2002 was 17.4% and 49.0%, respectively. The change in Nasdaq's effective tax rate was primarily due to an increase in foreign losses for which no tax benefit is available.

        The effective tax rate may vary from quarter to quarter depending on, among other factors, the geographic and business mix of earnings and losses. These same and other factors, including history of pre-tax earnings and losses, are taken into account in assessing the ability to realize deferred tax assets.

For the Nine Months Ended September 30, 2003 and September 30, 2002

        Financial Overview.    The following table sets forth an overview of Nasdaq's financial results:

	Nine months ended September 30,
	2003	2002
(in millions, except per share amounts)
Total revenues	$462.1	$615.3
Total direct expenses	416.7	464.1
Total expenses	569.2	535.8
Net (loss) income before taxes	(103.8)	83.5
Net (loss) income	(84.5)	42.8
Net (loss) income applicable to common stockholders	(90.2)	35.5
Basic (loss) earnings per common share	(1.15)	0.42
Diluted (loss) earnings per common share	(1.15)	0.40

Revenues

        The following table sets forth Total Revenues:

	Nine months ended September 30,
	2003	2002
(in millions)
Transaction Services	$182.7	$301.9
Market Information Services	116.4	152.9
Corporate Client Group	126.5	132.1
Other	36.5	28.4

Total Revenues	$462.1	$615.3

Transaction Services

        The following table sets forth revenues from Transaction Services:

	Nine months ended September 30,
	2003	2002
(in millions)
Access Services	$83.1	$109.4
Execution Services:
Execution Revenue	147.3	190.5
Liquidity Rebate	(88.0)	(64.4)

Execution Services Revenue, net of Liquidity Rebate	59.3	126.1
Trade Reporting	38.0	61.5
Other Transaction Services Revenue	2.3	4.9

Total Transaction Services Revenue	$182.7	$301.9

        For the nine months ended September 30, 2003, Transaction Services revenue was $182.7 million compared with $301.9 million for the nine months ended September 30, 2002, a decrease of $119.2 million or 39.5%.

        Access Services revenue was $83.1 million for the nine months ended September 30, 2003 compared with $109.4 million for the nine months ended September 30, 2002, a decrease of $26.3 million or 24.0%. This decrease was primarily due to the reduction in the number of trader log-ons to Nasdaq systems reflecting market participant consolidations. Access Services revenue is derived from Nasdaq Workstation II and Application Programming Interface, CTCI, Nasdaq Tools and Weblink. As discussed in Note 2, Significant Transactions, Nasdaq will wind-down Nasdaq Tools during the remainder of 2003.

        The Nasdaq Workstation II and the Application Programming Interface are the primary means by which traders access Nasdaq's quote and trade execution facilities, providing access to quotation services, automated trade executions, real-time reporting, trade negotiations and clearing. These access devices provided revenues of $68.3 million for the nine months ended September 30, 2003 compared with $92.6 million for the nine months ended September 30, 2002, a decrease of $24.3 million or 26.2%. This decrease was primarily due to the reduction in the number of trader log-ons reflecting market participant consolidations. Nasdaq Workstation II and Application Programming Interface fees are charged monthly based upon the number of authorized log-on identifications.

        Nasdaq provides CTCI for users to report trades, enter orders into SuperMontage and receive execution messages. CTCI links market participants' automated systems to Nasdaq. CTCI revenue was $12.0 million for the nine months ended September 30, 2003 compared with $12.6 million for the nine months ended September 30, 2002, a decrease of $0.6 million or 4.8%. CTCI revenue increased $0.8 million in the first quarter of 2003 related to the testing and implementation of SuperMontage, however, the increase was more than offset in the second and third quarters of 2003 by a price decrease effective on April 1, 2003. Users are charged a monthly fee based upon the bandwidth of the line.

        Also included in Access Services are Nasdaq Tools and Weblink, which each totaled $1.4 million for the nine months ended September 30, 2003 and $3.1 million and $1.1 million, respectively, for the nine months ended September 30, 2002. Prior to April 1, 2002, Weblink revenue was disclosed as Other Transaction Services revenue and prior to July 31, 2002, revenue from Nasdaq Tools was disclosed as Other revenue. Prior period amounts have been reclassified to conform to the current period presentation of revenue for Access Services, Other Transaction Services and Other revenue.

        Execution Revenue was $147.3 million for the nine months ended September 30, 2003 compared with $190.5 million for the nine months ended September 30, 2002, a decrease of $43.2 million or 22.7%. The Liquidity Rebate, in which Nasdaq credits a portion of the per share execution charge through a liquidity rebate to the market participant that provides the liquidity, was $88.0 million for the nine months ended September 30, 2003 compared with $64.4 million for the nine months ended September 30, 2002, an increase of $23.6 million or 36.6%. Execution Revenue, net of the Liquidity Rebate totaled $59.3 million for the nine months ended September 30, 2003 compared with $126.1 million for the nine months ended September 30, 2002, a decrease of $66.8 million or 53.0%.

        The decrease in Execution Revenue was primarily due to a decrease in overall share volume and market share in the nine months ended September 30, 2003 compared with the nine months ended September 30, 2002 resulting from increased competition and shifts in market composition and the elimination of a quote update fee. Average daily share volume and the percentage of share volume executed in Nasdaq's systems were 1.66 billion and 17.6%, respectively, in the nine months ended September 30, 2003 compared with 1.79 billion and 27.9%, respectively in the nine months ended September 30, 2002. Nasdaq eliminated a quote update fee that was charged to market participants for updating quotes on The Nasdaq National Market and The Nasdaq SmallCap Market on February 1, 2003. The quote update fee was $0.5 million for the nine months ended September 30, 2003 compared with $14.5 million for the nine months ended September 30, 2002, a decrease of $14.0 million. These decreases in Execution Revenue were partially offset by an increase, during the fourth quarter of 2002, in the per share execution charge. However, the increase in the per share execution charge had no effect on Execution Services Revenue, net of the Liquidity Rebate since the amount shared through the Liquidity Rebate (see discussion below) also increased by the same amount.

        The increase in the Liquidity Rebate was due to an increase in the amount rebated during the fourth quarter of 2002. However, as discussed above, this increase did not effect Execution Services Revenue, net of the Liquidity Rebate as this increase was offset by the increase in the per share execution charge. Execution Services Revenue is primarily derived from SuperMontage, Advanced Computer Execution Systems ("ACES") and Computer Assisted Execution System ("CAES").

        In the fourth quarter of 2002, Nasdaq fully implemented SuperMontage, a new trading system designed to refine how market participants can access, process, display and integrate orders and quotes in The Nasdaq Stock Market. In the first quarter of 2003, Nasdaq enhanced SuperMontage's functionality to allow non-market maker firms the ability to post non-attributable bids and offers on the SuperMontage platform, thereby improving SuperMontage liquidity and expanding its user base. In the third quarter of 2003, Nasdaq further enhanced SuperMontage's functionality to include FIX. FIX is a language that defines electronic messages for communicating securities transactions between two parties. It is a standard format used today by a majority of U.S. firms in the equity securities business. FIX defines only the format of the message and is not a software application in its own right. SuperMontage replaced SuperSoes, SelectNet and SOES. (See discussion of SuperSoes, SelectNet and SOES below.) SuperMontage revenue, net of the Liquidity Rebate of $88.0 million was $55.9 million for the nine months September 30, 2003 and the quote update fee that was charged to market participants for updating quotes on The Nasdaq National Market and The Nasdaq SmallCap Market was $0.5 million for the nine months ended September 30, 2003. SuperMontage fees are charged on a per share basis.

        SuperSoes was Nasdaq's primary execution system prior to the implementation of SuperMontage. SuperSoes combined features of the previously existing SelectNet and SOES execution systems and was only available for securities listed on The Nasdaq National Market tier of The Nasdaq Stock Market. SuperSoes revenue, net of the Liquidity Rebate of $64.4, was $79.8 million for the nine months ended September 30, 2002 and the quote update fee was $14.5 million for the nine months ended September 30, 2002. SuperSoes fees were charged on a per share basis. Nasdaq retired the SuperSoes system in December 2002.

        The SelectNet execution system provided revenue of $25.7 million for the nine months ended September 30, 2002. Prior to the implementation of SuperMontage, SelectNet functioned as an order delivery service to facilitate trading of Nasdaq-listed securities by linking market participants. During 2002, SelectNet served primarily as a means for participants to reach ECN quotes on The Nasdaq National Market and The Nasdaq SmallCap Market and was also a tool for market participants seeking to negotiate trades with specific market makers, or to broadcast such an order to all market makers. SelectNet fees were charged on a per transaction basis. Nasdaq retired the SelectNet system in December 2002.

        Revenue from SOES, which was used during 2002 solely for transactions on The Nasdaq SmallCap Market, accounted for less than 1% of revenue for the nine months ended September 30, 2002. Nasdaq retired the SOES system in December 2002.

        Also included in Execution Services revenue is revenue derived from ACES, CAES and Primex. Aggregate revenues from ACES, CAES and Primex totaled $2.9 million for the nine months ended September 30, 2003 compared with $6.1 million for the nine months ended September 30, 2002, a decrease of $3.2 million or 52.5%. CAES is an automatic and order delivery execution system for the NYSE and Amex-listed securities. ACES is an order routing tool that routes orders directly between market participants. Prior to April 1, 2002, ACES and CAES revenue was disclosed as Other Transaction Services revenue. As such, prior period amounts have been reclassified to conform to the current period presentation of ACES and CAES revenue. Primex is an electronic, auction-trading platform.

        Trade Reporting revenue totaled $38.0 million for the nine months ended September 30, 2003 compared with $61.5 million for the nine months ended September 30, 2002, a decrease of $23.5 million or 38.2%. This decrease was primarily due to a decline in overall share volume, the reporting of trades to regional exchanges and the NASD's ADF and price reductions. Price reductions were initiated in April 2003 for securities listed on The Nasdaq National Market and The Nasdaq SmallCap Market for locked-in transaction reports. On July 1, 2003, Nasdaq eliminated the fee for locked-in transaction reports for securities listed on The Nasdaq National Market and The Nasdaq SmallCap Market. Price reductions were also initiated in April 2003 and June 2003 for transaction reports initiated through SuperMontage. Revenue from Trade Reporting is derived from ACT, an automated service that provides the post-execution steps of price reporting, volume comparison, clearing of pre-negotiated trades and risk management services. ACT fees are primarily charged on a per transaction basis.

Market Information Services

        The following table sets forth the revenue from Market Information Services:

	Nine months ended September 30,
	2003	2002
(in millions)
Level 1 Service	$93.9	$108.2
Nasdaq Quotation Dissemination Service ("NQDS")	28.5	28.7
ViewSuite	7.2	—
Nasdaq InterMarket:
Tape Fee Revenue	21.2	48.7
Tape Fee Revenue Sharing	(10.4)	(19.0)

Tape Fee Revenue, net of Revenue Sharing	10.8	29.7
Unlisted Trading Privileges ("UTP")	(33.2)	(13.0)
Nasdaq Data Revenue Sharing	—	(9.0)
Other Market Information Services Revenue	9.2	8.3

Total Market Information Services Revenue	$116.4	$152.9

        For the nine months ended September 30, 2003, Market Information Services revenue was $116.4 million compared with $152.9 million for the nine months ended September 30, 2002, a decrease of $36.5 million or 23.9%.

        Nasdaq's Level 1 Service provides last trade and current inside quote information for securities listed on The Nasdaq Stock Market. Level 1 revenue totaled $93.9 million for the nine months ended September 30, 2003 compared with $108.2 million for the nine months ended September 30, 2002, a decrease of $14.3 million or 13.2%. This decrease was primarily due to costs saving initiatives among Nasdaq's market participants and market participant consolidations causing a decrease in professional Level 1 subscriptions. Fees for professional users are based on monthly subscriptions to terminals or access lines. Also contributing to the decline was a reduction in non-professional subscriptions due to reduced consumer interest in the equity markets in the six months ended June 30, 2003 compared with the six months ended June 30, 2002. However, partially offsetting this decrease was an increase in non-professional subscriptions resulting from increased consumer interest in the equity markets in the third quarter of 2003 compared to the third quarter of 2002. Providers of Level 1 data to non-professional users have the option to offer this information through either a flat monthly rate or a per query charge. Prior to April 1, 2002, certain Level 1 subscriptions were included as part of Other Market Information Services Revenue. Prior period amounts have been reclassified to conform to the current period presentation of revenue for Level 1 and Other Market Information Services Revenue.

        NQDS provides subscribers with the best quote from each Nasdaq market participant. NQDS revenues totaled $28.5 million for the nine months ended September 30, 2003 compared with $28.7 million for the nine months ended September 30, 2002, a decrease of $0.2 million or 0.7%. This decrease was primarily due to a decrease in professional subscriptions resulting from cost saving initiatives among Nasdaq's market participants and market participant consolidations. NQDS revenue is derived from monthly subscriptions.

        In the fourth quarter of 2002, Nasdaq launched three new proprietary data products in conjunction with the launch of SuperMontage. These new ViewSuite products offer a wide array of quotation information to market data vendors and broker-dealer distributors. DepthView shows the aggregate size, by price level, of all Nasdaq market participants' quotations/orders that are in the top five price levels in SuperMontage. PowerView bundles NQDS and DepthView. TotalView offers the PowerView services and shows all Nasdaq market participants' quotations/orders that are in the top five price levels in SuperMontage, in addition to the aggregate size of all unattributed (i.e., providing pre-trade anonymity) quotes/orders in each of the top five price levels. Nasdaq began charging for its ViewSuite data products in the first quarter of 2003. ViewSuite revenue was $7.2 million for the nine months ended September 30, 2003.

        Each ViewSuite product is offered through distributors to professional subscribers for a monthly fee per terminal and DepthView and PowerView are offered to non-professional subscribers for a lower monthly fee per terminal. In addition, Nasdaq charges the distributor a monthly fee for each ViewSuite product.

        In October of 2003, Nasdaq consolidated DepthView and PowerView into TotalView and reduced its price for professional and non-professional users.

        Nasdaq InterMarket Tape Fee revenues are derived from data revenue generated by the CQ/CTA Plans. The information collected under the CQ/CTA Plans is sold to data vendors, who in turn sell it to the public. Nasdaq's InterMarket tape revenue is directly related to both its percentage of trades in exchange-listed securities that are reported through the CQ/CTA Plans and the size of the revenue sharing pool. Nasdaq InterMarket Tape Revenue totaled $21.2 million for the nine months ended September 30, 2003 compared with $48.7 million for the nine months ended September 30, 2002, a decrease of $27.5 million or 56.5%. This decrease was primarily due to Island reporting certain additional trading activity to the Cincinnati Stock Exchange beginning in the fourth quarter of 2002.

Part of Nasdaq's CQ/CTA Tape Fee revenue is shared with market participants. A previous minimum threshold requirement for revenue sharing was eliminated as of July 1, 2002. Nasdaq InterMarket Tape Fee revenue sharing was $10.4 million for the nine months ended September 30, 2003 compared with $19.0 million for the nine months ended September 30, 2002, a decrease of $8.6 million or 45.3%. This decrease was primarily due to Island reporting trade activity to the Cincinnati Stock Exchange, which reduced the amount of revenue Nasdaq was obligated to share with Island. Partially offsetting the decrease in Tape Fee Revenues, net of Revenue Sharing, Nasdaq receives licensing fees from regional exchanges that report trades in the QQQ trades, an exchange traded fund, which are reported as Other revenue in the Condensed Consolidated Statements of Income. See discussion of Other revenue for further information regarding the QQQ.

        Nasdaq shares Tape Fee revenue (i.e., revenue from the sale of tape data) for Nasdaq-listed securities through the UTP Plan. Tape Fees are shared with regional exchanges that are members of the UTP Plan and that trade Nasdaq-listed securities. UTP Plan participants are paid based on the total shares and trades that they execute as a percentage of all shares and trades executed in securities listed on The Nasdaq Stock Market. Nasdaq Tape Fee revenue sharing with UTP Plan participants totaled $33.2 million for the nine months ended September 30, 2003 compared with $13.0 million for the nine months ended September 30, 2002, an increase of $20.2 million. This decrease was primarily due to the trade reporting activity from the Cincinnati Stock Exchange, which became an active UTP Plan participant at the end of the first quarter of 2002, trade reporting activity from the ADF, which became an active UTP Plan participant in the first quarter of 2003, trade reporting activity from the Pacific Exchange, which became an active UTP Plan participant in the second quarter of 2003 and additional trade reporting activity from The Cincinnati Stock Exchange due to the BRUT ECN reporting locked-in trades to The Cincinnati Stock Exchange beginning in the third quarter of 2003.

        Nasdaq also shared Tape Fee revenue, through the Nasdaq Data Revenue Sharing program, with its market participants in a pilot program based on their share of trades and volume reported to Nasdaq. This revenue sharing plan was introduced in the first quarter of 2002. During the nine months ended September 30, 2002, Nasdaq shared $9.0 million in Tape Fee revenue with its market participants. The data revenue sharing program was part of a larger strategy to compete with UTP exchanges and provide proper incentive for Nasdaq market participants to continue to fully utilize Nasdaq's Transaction Services. Effective June 1, 2002, the SEC abrogated certain market participant Tape Fee sharing pilot programs, which resulted in an elimination of the Nasdaq member revenue sharing program for data covered under the UTP Plan. See Note 2, Significant Transactions, for further discussion.

Corporate Client Group

        The following table sets forth the revenue from the Corporate Client Group as reported and calculated in accordance with U.S. GAAP and as would be reported on a non-GAAP basis without giving affect to SAB 101 ("pre-SAB 101"). Nasdaq believes that the presentation of pre-SAB 101 revenue, as it relates to LAS and Initial Listing Fees, is a good indicator of current Corporate Client

Group activity because pre-SAB 101 information excludes the effects of recognizing revenue related to Initial Listing Fees and LAS Fees over the six and four year periods, respectively.

	Nine months ended September 30,
	2003		2002
	Revenue		Revenue
	As Reported Under SAB 101	Pre-SAB 101	As Reported Under SAB 101	Pre-SAB 101
(in millions)
Annual Renewal Fees	$71.8	$71.8	$77.4	$77.4
Listing Additional Shares ("LAS") Fees	27.8	19.9	28.2	24.9
Initial Listing Fees	24.3	10.6	25.2	15.9
Other Corporate Client Group Revenue	2.6	2.6	1.3	1.3

Total Corporate Client Group Revenue	$126.5	$104.9	$132.1	$119.5

        For the nine months ended September 30, 2003, Corporate Client Group revenue was $126.5 million compared with $132.1 million for the nine months ended September 30, 2002, a decrease of $5.6 million or 4.2%.

        Corporate Client Group revenues are primarily derived from fees for Annual Renewals, LAS and Initial Listings for companies listed on The Nasdaq Stock Market. Fees are generally calculated based upon total shares outstanding for the issuing company. These fees are initially deferred and amortized over the estimated periods for which the services are provided. Revenues from Initial Listing Fees and LAS Fees are amortized over six and four years, respectively, and Annual Renewal Fees are amortized on a pro-rata basis over the calendar year. The difference between the as reported revenue and the pre-SAB 101 basis revenue is due to the amortization of fees in accordance with SAB 101 (See Notes 3 and 4, Change in Accounting Principle and Deferred Revenue, for further discussion).

        Annual Renewal Fees totaled $71.8 million on both an as reported and pre-SAB 101 basis for the nine months ended September 30, 2003 compared with $77.4 million on both an as reported and pre-SAB 101 basis for the nine months ended September 30, 2002, a decrease of $5.6 million or 7.2%. This decrease was primarily due to a decrease in the number of companies listed on The Nasdaq Stock Market from 4,109 on January 1, 2002 to 3,659 on January 1, 2003, the date on which companies are billed their annual fees.

        LAS Fees totaled $27.8 million for the nine months ended September 30, 2003 compared with $28.2 million for the nine months ended September 30, 2002, a decrease of $0.4 million or 1.4% on an as reported basis. On a pre-SAB 101 basis, LAS fees totaled $19.9 million for the nine months ended September 30, 2003 compared with $24.9 million for the nine months ended September 30, 2002, a decrease of $5.0 million or 20.1%. This decrease was primarily due to an overall weaker economic environment in the six months ended June 30, 2003 compared with the six months ended June 30, 2002, which resulted in lower activity for secondary offerings as well as other additional share activity. However, partially offsetting the decrease was an increase in secondary offerings activity in the third quarter of 2003 compared to the third quarter of 2002.

        Initial Listing Fees totaled $24.3 million for the nine months ended September 30, 2003 compared with $25.2 million for the nine months ended September 30, 2002, a decrease of $0.9 million or 3.6% on an as reported basis. On pre-SAB 101 basis, Initial Listing Fees totaled $10.6 million for the nine months ended September 30, 2003 compared with $15.9 million for the nine months ended September 30, 2002, a decrease of $5.3 million or 33.3%. Due to the events of September 11, 2001, a temporary suspension of listing requirements was instituted. This temporary suspension was lifted on January 3, 2002. As a result, a higher number of companies transferred down from one tier of The Nasdaq Stock Market to the other at the end of their respective time periods for review of non-compliance which occurred during the second and third quarters of 2002. These companies were charged an initial fee upon entering the new tier. Also contributing to the decrease was a reduction in the number of IPOs from 35 for the nine months ended September 30, 2002 to 19 for the nine months ended September 30, 2003.

Other Revenue

        Other revenue totaled $36.5 million for the nine months ended September 30, 2003 compared with $28.4 million for the nine months ended September 30, 2002, an increase of $8.1 million or 28.5%. Other revenue primarily includes trademark and licensing revenues related to the QQQ and other financial products linked to Nasdaq indices issued in the U.S. and abroad. The QQQ is the trading symbol for the shares of the Nasdaq-100 Index Tracking Stock. QQQ represents units of beneficial interest in a unit investment trust, the Nasdaq-100 Trust, that holds shares of the top 100 U.S. and international non-financial stocks listed on The Nasdaq Stock Market that comprise the Nasdaq-100 Index. The increase in Other revenue was primarily attributable to increased licensing revenue related to Nasdaq-100 linked products and the exchange-traded fund QQQ. Also contributing to the increase is the receipt of a business interruption insurance claim, during the three months ended September 30, 2003, related to the events of September 11, 2001 of $1.9 million.

Direct Expenses

	Nine months ended September 30,
	2003	2002
(in millions)
Compensation and benefits	$136.1	$142.4
Marketing and advertising	14.6	14.2
Depreciation and amortization	78.2	75.2
Professional and contract services	35.6	49.3
Computer operations and data communications	99.8	113.2
Provision for bad debts	1.6	9.0
Travel, meetings and training	7.1	9.4
Occupancy	24.9	24.4
Publications, supplies and postage	5.3	7.8
Other	13.5	19.2

Total direct expenses	$416.7	$464.1

        For the nine months ended September 30, 2003, direct expenses were $416.7 million compared with $464.1 million for the nine months ended September 30, 2002, a decrease of $47.4 million or 10.2%.

        Compensation and benefits expense was $136.1 million for the nine months ended September 30, 2003 compared with $142.4 million for the nine months ended September 20, 2002, a decrease of $6.3 million or 4.4%. This decrease was primarily due to a decline in the number of employees from 1,388 on September 30, 2002 to 1,029 on September 30, 2003 due to Nasdaq's reduction in force (See Note 2, Significant Transaction, for further discussion), partially offset by an increase in employee benefit obligations and the consolidation of Nasdaq Deutschland beginning in the first quarter of 2003.

        Depreciation and amortization expense was $78.2 million for the nine months ended September 30, 2003 compared with $75.2 million for the nine months ended September 20, 2002, an increase $3.0 million or 4.0%. This decrease was primarily due to accelerated depreciation charges on certain technology infrastructure assets of $8.3 million in the nine months ended September 30, 2003, as a result of Nasdaq's decision to migrate to a less expensive open system environment as part of Nasdaq's on-going cost reduction plan partially offset by lower depreciation and amortization expense due to the elimination of non-core products lines and initiatives. See Note 2, Significant Transactions, for further discussion of the eliminated non-core product lines and initiatives.

        Professional and contract services expense was $35.6 million for the nine months ended September 30, 2003 compared with $49.3 million for the nine months ended September 30, 2002, a decrease of $13.7 million or 27.8%. This decrease was primarily due to a decrease in expenses associated with Nasdaq's global expansion strategy and less reliance on outside contractors.

        Computer operations and data communications expense was $99.8 million for the nine months ended September 30, 2003 compared with $113.2 million for the nine months ended September 30, 2002, a decrease of $13.4 million or 11.8%. This decrease was primarily due to a renegotiation of Nasdaq's contract with MCI, formerly known as WorldCom Inc., that occurred in 2002. Also contributing to the decrease was lower costs associated with providing computer links to customers due to lower demand for such services as noted in the discussion of "Transaction Services—Access Services Revenue" and a reduction in maintenance costs due to Nasdaq's cost reduction plan.

        Provision for bad debts was $1.6 million for the nine months ended September 30, 2003 compared with $9.0 million for the nine months ended September 2002, a decrease of $7.4 million or 82.2%. This decrease was primarily due to a decrease in past due account balances.

        Travel, meetings and training expense was $7.1 million for the nine months ended September 30, 2003 compared with $9.4 million for the nine months ended September 30, 2002, a decrease of $2.3 million or 24.5%. Publications, supplies and postage expense was $5.3 million for the nine months ended September 30, 2003 compared with $7.8 million for the nine months ended September 30, 2002, a decrease of $2.5 million or 32.1%. These decreases were primarily due to lower overall spending as a result of Nasdaq's cost reduction plan.

        The remaining direct expenses were $53.0 million for the nine months ended September 30, 2003 compared with $57.8 million for the nine months ended September 30, 2002, a decrease of $4.8 million or 8.3%. This decrease was primarily due to a $4.9 million write-down of an auxiliary trading technology platform in the second quarter of 2002 and losses from Nasdaq's equity investment in Japan.

Elimination of Non-Core Product Lines, Initiatives and Severance

        During the second quarter of 2003, Nasdaq announced a plan designed to position Nasdaq for improved profitability and growth, which included the elimination of non-core products and initiatives. Additional charges related to the strategic review are expected in future periods. In the second quarter of 2003, a pre-tax charge to earnings of $59.8 million was recorded. The net impact to Nasdaq was a pre-tax charge of $57.8 million. The difference represented costs absorbed by minority shareholders of Nasdaq Europe. In the third quarter of 2003, an additional pre-tax charge to earnings of $49.3 million was recorded relating to the continued elimination of the non-core products and initiatives, resulting in a total charge of $109.1 million as of September 30, 2003. For further discussion see Item 2. Management's Discussion and Analysis for Financial Condition and Results of Operations—For the Three Months Ended September 30, 2003 and September 30, 2002, "Elimination of Non-Core Products Lines, Initiatives and Severance".

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

Support Costs from Related Parties, net

        Support costs from related parties were $48.4 million for the nine months ended September 30, 2003 compared with $56.5 million for the nine months ended September 30, 2002, a decrease of $8.1 million or 14.3%. This decrease reflects a reduction in surveillance and other regulatory charges from the NASDR as well as continued progress in separating from the NASD and the resulting internalization of technology and certain other support functions. Surveillance and other regulatory charges from NASDR were $48.6 million for the nine months ended September 30, 2003 compared with $58.1 million for the nine months ended September 30, 2002, a decrease of $9.5 million or 16.4%. Support costs from the NASD were $0.9 million for the nine months ended September 30, 2003 compared with $4.9 million for the nine months ended September 30, 2002, a decrease of $4.0 million or 81.6%. In addition, partially offsetting the above is the amount of Nasdaq costs charged to the Amex of $1.1 million for the nine months ended September 30, 2003 compared with $6.5 million for the nine months ended September 30, 2002, a decrease of $5.4 million or 83.1%. This decrease was primarily due to the reduction in Amex's reliance on Nasdaq for support.

Income Taxes

        Nasdaq's income tax benefit was $19.3 million for the nine months ended September 30, 2003 compared to an income tax provision of $40.7 million for the nine months ended September 30, 2002. The overall effective tax rate for the nine months ended September 30, 2003 and September 30, 2002 was 18.6% and 48.7%, respectively. The change in Nasdaq's effective tax rate was primarily due to the increase in foreign losses for which no tax benefit is available, the write-off of goodwill related to the strategic review of Nasdaq Tools and Nasdaq Europe and a valuation allowance against deferred tax assets for capital losses. Goodwill is not deductible for U.S. income tax purposes. See Note 2, Significant Transactions, for further discussion of the strategic review.

        The effective tax rate may vary from period to period depending on, among other facts, the geographic and business mix of earnings and losses. These same and other factors, including history of pre-tax earnings and losses, are taken into account in assessing the ability to realize deferred tax assets.

Liquidity and Capital Resources

September 30, 2003 compared to December 31, 2002

        Cash and cash equivalents and available-for-sale securities totaled $322.6 million at September 30, 2003 compared with $426.4 million at December 31, 2002, a decrease of $103.8 million or 24.3%. Working capital (calculated as current assets, reduced for held-to-maturity investments classified as current assets, less current liabilities) totaled $264.2 million at September 30, 2003 compared with $403.0 million at December 31, 2002, a decrease of $138.8 million or 34.4%.

        Cash and cash equivalents totaled $127.8 million at September 30, 2003 compared with $204.3 million at December 31, 2002, a decrease of $76.5 million or 37.4% primarily due to cash used in investing activities of $11.8 million and cash used in financing activities of $153.6 million, partially offset by cash provided by operating activities of $88.9 million.

        Operating activities provided net cash inflows of $88.9 million for the nine months ended September 30, 2003, primarily due to cash received from customers and net income tax refunds less cash paid to suppliers, employees and related parties.

        Net cash used in investing activities was $11.8 million for the nine months ended September 30, 2003, primarily due to purchases of $151.7 million of available-for-sale investments and capital expenditures of $34.7 million related to Nasdaq Deutschland and general capacity increases offset by proceeds of $177.4 million from the redemption of available-for-sale investments.

        Cash used in financing activities was approximately $153.6 million for the nine months ended September 30, 2003, primarily due to the redemption of $150.0 million outstanding aggregate principal amount of the Senior Notes. Nasdaq paid the holders of the Senior Notes $150.0 million in outstanding principal amount, accrued interest of $1.2 million and an aggregate make-whole payment of approximately $12.6 million (representing the net present value of future payments). Nasdaq used funds from available cash to finance the redemption.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

        Market risk represents the risks of changes in the value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. As of September 30, 2003, Nasdaq's investment portfolio consisted primarily of floating rate securities, obligations of U.S. Government sponsored enterprises, municipal bonds, corporate bonds and U.S. Treasuries. Nasdaq's primary market risk is associated with fluctuations in interest rates and the effects that such fluctuations may have on its investment portfolio and outstanding debt. The weighted average maturity of the fixed income portion of the portfolio is 1.02 years as of September 30, 2003. Nasdaq's outstanding debt obligations generally specify fixed rates until May 2007 and a floating interest rate based on the lender's cost of funds maturity in 2012. The investment portfolio is held primarily in short-term investments with maturities averaging approximately one year. Therefore, management does not believe that a 100 basis point fluctuation in market interest rates will have a material effect on the carrying value of Nasdaq's investment portfolio or on Nasdaq earnings or cash flows. Nasdaq's exposure to these risks has not materially changed since December 31, 2002.

        Nasdaq also has exposure to foreign currency translation gains and losses due to its subsidiaries and equity method investments. As of September 30, 2003, Nasdaq has hedged certain foreign currency exposure. Nasdaq expects to periodically re-evaluate its foreign currency hedging policies and may choose in the future to enter into additional transactions. As a result of Nasdaq's Strategic Review, particularly the wind-down of Nasdaq Europe, Nasdaq expects a reduction in foreign currency translation gains and losses.

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

(b). Internal controls over financial reporting. There have been no changes in Nasdaq's internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, Nasdaq's internal controls over financial reporting.

The Nasdaq Stock Market, Inc.

PART II—OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

        The exhibits required by this item are set forth on the Exhibit Index attached hereto.

(b) Reports on Form 8-K:

        The following reports on Form 8-K were furnished during the three months ended September 30, 2003.

  1.
  Form 8-K, dated August 5, 2003 (Items 7 and 12).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE NASDAQ STOCK MARKET, INC. (Registrant)
Date: November 14, 2003	By:	/s/ ROBERT GREIFELD Name: Robert Greifeld Title: President and Chief Executive Officer
Date: November 14, 2003	By:	/s/ DAVID P. WARREN Name: David P. Warren Title: Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Name
3.1	Restated Certificate of Incorporation of The Nasdaq Stock Market, Inc.
10.1	Separation and General Release Agreement, dated as of July 23, 2003, between The Nasdaq Stock Market, Inc. and John L. Hilley.
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

QuickLinks

The Nasdaq Stock Market, Inc. Form 10-Q For the Quarter Ended September 30, 2003
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