Form 10-K
period 2003-12-31
NASDAQ STOCK MARKET INC
filed 2004-03-15
CIK 1120193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ________  to _______

Commission file number 000-32651

The Nasdaq Stock Market, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	52-1165937 (I.R.S. Employer Identification No.)
One Liberty Plaza New York, New York (Address of Principal Executive Offices)	10006 (Zip Code)

Registrant’s telephone number, including area code:

(212) 401-8742

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒   No ☐

As of June 30, 2003 the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was $276,882,036 (this amount represents 34,395,284 shares of Nasdaq’s common stock (the “Common Stock”) based on the last reported price of $8.05 of the Common Stock on the OTC Bulletin Board on such date).

On March 8, 2004, 78,516,375 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the annual stockholders’ meeting to be held in 2004 are incorporated by reference into Part III.

Certain statements in this annual report on Form 10-K contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, The Nasdaq Stock Market, Inc.’s (“Nasdaq”) ability to implement its strategic initiatives, competition, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk and other factors. Most of these factors are difficult to predict accurately and are generally beyond Nasdaq’s control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of December 31, 2003. Readers should carefully review this annual report in its entirety, including but not limited to Nasdaq’s financial statements and the notes thereto and the risks described in “Item 1. Business—Risk Factors.” Except for Nasdaq’s ongoing obligations to disclose material information under the Federal securities laws, Nasdaq undertakes no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, Nasdaq claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Part I

Item 1. Business.

Nasdaq Overview

Nasdaq® operates The Nasdaq Stock Market®, the largest electronic screen-based equity securities market in the United States. Since its inception in 1971, Nasdaq has been a leader in utilizing technology to democratize and extend the reach of the securities markets.

In 2003, Nasdaq changed its organization structure from operating in one segment to operating in two segments. Nasdaq’s two segments are managed and operated as strategic business units and organized by products and services. Nasdaq’s products and services are grouped in the following segments:

Market Services Segment.   For the year ended December 31, 2003, Market Services accounted for revenues of $383.1 million, which represented 65.0% of Nasdaq’s total revenues.

•       Transaction Services includes collecting, processing and disseminating price quotes of Nasdaq-listed securities, the routing and execution of buy and sell orders for securities listed on The Nasdaq Stock Market and securities listed on national stock exchanges and transaction reporting services. Market participants in The Nasdaq Stock Market, consisting of market makers, electronic communication networks (“ECNs”), registered stock exchanges and order entry firms, each of which is described below, are the users of Nasdaq’s Transaction Services. For the year ended December 31, 2003, Transaction Services accounted for revenues of $236.0 million, which represented 40.0% of Nasdaq’s total revenues. See “—Products and Services—Market Services—Transaction Services” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

•       Market Information Services primarily provides quote and trade information to data vendors, who in turn sell the information to the public. For the year ended December 31, 2003, Market Information Services accounted for revenues of $147.1 million, which represented 24.9% of Nasdaq’s total revenues. See “—Products and Services—Market Services—Market Information Services” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Issuer Services Segment.   For the year ended December 31, 2003, Issuer Services accounted for revenues of $200.2 million, which represented 33.9% of Nasdaq’s total revenues.

•       Corporate Client Group provides customer services and information products to Nasdaq-listed companies and is responsible for obtaining new listings on The Nasdaq Stock Market. For the year ended December 31, 2003, the Corporate Client Group accounted for revenues of $167.3 million, which represented 28.4% of Nasdaq’s total revenues. See “—Products and Services—Issuer Services—Corporate Client Group” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

•       Nasdaq Financial Products is responsible for introducing products that extend and enhance the Nasdaq brand. This sub-segment oversees the development and marketing of new Nasdaq financial products and associated derivatives, the licensing and listing of third party structured products and the listing of third-party sponsored exchange traded funds. For the year ended December 31, 2003, Nasdaq Financial Products accounted for revenues of $32.9 million, which represented 5.6% of Nasdaq’s total revenues. See “—Products and Services—Issuer Services—Nasdaq Financial Products” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In June 2003, Nasdaq announced the results of a strategic review of all its operations designed to position Nasdaq for improved profitability and growth. This strategic review included the elimination of non-core products and initiatives and resulted in a reduction in Nasdaq’s work force. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  This business section reflects this strategic review and explains Nasdaq’s current mix of products and services.

Nasdaq’s market model is one of “open architecture.” As a fully electronic market, The Nasdaq Stock Market does not have a central trading floor. Participation in the trading activities on The Nasdaq Stock Market is not limited to any fixed number of market participants. This allows a large number of broker-dealers with widely different business models and trading technologies to participate in the Nasdaq network and compete with one another. The Nasdaq network is a telecommunications network that Nasdaq uses to deliver transaction and market information services to its market participants. See “—Products and Services—Market Services—Transaction Services.” Market participants can access the Nasdaq network via the Nasdaq Workstation® II, Nasdaq’s proprietary operating system for the Nasdaq network, or through other customized operating systems. See “—Products and Services—Market Services—Transaction Services—Access Services.” Nasdaq market participants include market makers, ECNs, registered stock exchanges and order entry firms.

Market makers, also known as dealers, provide liquidity (the ability of a security to absorb a large amount of buying and selling without substantial movement in price) by standing ready to buy or sell securities at all times at publicly-quoted prices for their own account and by maintaining an inventory of securities for their customers. Market makers in a particular security are required at all times to post their bid and offer prices (i.e., price at which they will buy and sell) into the Nasdaq network where they can be viewed and accessed by all market participants. Approximately 314market makers participate in The Nasdaq Stock Market. On average, securities listed on The Nasdaq Stock Market have 20 market makers. The minimum number of market makers for any Nasdaq-listed stock is two and some securities have over 100 market makers.

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

An order entry firm is a broker-dealer, but not a market maker or an ECN. An order entry firm can use Nasdaq services to view price quotations and enter marketable orders (orders that can be immediately executed at the price entered) for execution against the posted quotations of market makers and ECNs. Order entry firms also are allowed to enter non-marketable orders (orders at a price inferior to the current best order or quote in the market) into SuperMontage,® Nasdaq’s primary order execution system for Nasdaq-listed securities, for anonymous display. These non-marketable orders remain in the system until becoming marketable orders.

Nasdaq’s electronic systems centralize the price quotations from all market participants in a given Nasdaq-listed stock to help them compete and allow them to choose with whom they are going to trade. Nasdaq also gathers the trade and quote information from all of these market participants and sells it to data vendors. The data vendors sell this information to the investment community and the general public.

Nasdaq’s total revenues for the year ended December 31, 2003 were $589.8 million, a 25.1% decrease from $787.2 million during 2002. Nasdaq’s net income decreased $148.5 million for the year ended December 31, 2003 to a net loss of $105.4 million from net income of $43.1 million during 2002. Total revenues and net income reflect a change in accounting principle adopted as of January 1, 2000 (“Change in Accounting Principle”). See “Item 6. Selected Consolidated Financial Data,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 4, “Summary of Significant Accounting Policies,” to the consolidated financial statements for further discussion. Nasdaq’s growth and operating results are directly affected by the trading volume of Nasdaq-listed securities and the number of companies listed on The Nasdaq Stock Market. The following table provides statistics about The Nasdaq Stock Market in these areas:

	For the Year Ended December 31, 2003			For the Year Ended December 31, 2002
	The Nasdaq National Market® tier	The Nasdaq SmallCapSM Market tier	The Nasdaq Stock Market	The Nasdaq National Market tier	The Nasdaq SmallCap Market tier	The Nasdaq Stock Market
Total share volume (billions)	391.8	33.2	425.0	429.9	11.7	441.7	*
Percentage of total shares traded in the primary U.S. markets	—	—	53.5%	—	—	53.8%
Dollar volume of equity securities traded on The Nasdaq Stock Market (billions)	$7,002.5	$65.9	$7,068.4	$7,232.5	$21.8	$7,254.3
Percentage of dollar volume of all equity securities traded in the primary U.S. markets	—	—	40.8%	—	—	39.8%
Average daily share volume (millions)	1,554.9	131.8	1,686.7	1,706.1	46.5	1,752.6
Average daily dollar volume (billions)	$27.8	$0.3	$28.0 *	$28.7	$0.1	$28.8
Number of Nasdaq-listed companies (at year end)	2,648	685	3,333	2,824	835	3,659
Total domestic shares outstanding (billions) (at year end)	139.8	10.1	149.9	131.3	14.9	146.1	*
Market value of Nasdaq-listed companies (billions) (at year end)	$2,947.6	$40.7	$2,988.3	$1,943.6	$54.0	$1,997.6

*       Aggregate numbers for each tier of The Nasdaq Stock Market may not match total number due to rounding of numbers in chart.

As of December 31, 2003, there were 3,333 companies listed on The Nasdaq Stock Market, consisting of 2,648 companies listed on The Nasdaq National Market tier and 685 on The Nasdaq SmallCap Market tier. As of December 31, 2003, The Nasdaq Stock Market was home to a significant percentage of U.S. publicly-traded companies in a number of industries, including approximately 77% of computer hardware and peripherals companies, 77% of thrift and mortgage finance companies, 85% of semiconductor companies, 42% of automobile and component companies, 60% of broadcasting and cable television companies, 41% of telecommunications companies, 90% of biotechnology companies, 62% of pharmaceutical companies and 68% of health care companies. In addition, as of December 31, 2003, there were 337 foreign companies listed on The Nasdaq Stock Market, consisting of 251 foreign companies listed on The Nasdaq National Market tier and 86 on The Nasdaq SmallCap Market tier. See “—Products and Services—Issuer Services—Corporate Client Group.”

Nasdaq’s History and Structure

Founded in 1971, Nasdaq was a wholly-owned subsidiary of the National Association of Securities Dealers, Inc. (the “NASD”) until June 2000. The NASD, which operates subject to the oversight of the Securities and Exchange Commission (the “SEC”), is the largest self-regulatory organization (“SRO”) in the U.S. with a membership that includes virtually every broker-dealer that engages in the securities business with the U.S. public. The NASD must retain voting control over Nasdaq until such time as Nasdaq may be approved by the SEC for registration as a national securities exchange (“Exchange Registration”), as discussed below.

In 2000, the NASD implemented a separation of Nasdaq from the NASD by restructuring and broadening the ownership in Nasdaq (the “Restructuring”) through a two-phase private placement of securities commencing in June 2000. In the private placements, (i) the NASD sold (a) an aggregate of 10,806,494 warrants to purchase an aggregate amount of 43,225,976 shares of outstanding common stock of Nasdaq (the “Common Stock”) and (b) 4,543,591 shares of outstanding Common Stock and (ii) Nasdaq sold an aggregate of 28,692,543 newly-issued shares of Common Stock to investors. Securities in the private placements were offered to all NASD members, certain issuers listed on The Nasdaq Stock Market and certain investment companies. Each warrant issued by the NASD entitles the holder to purchase one share in each of four one-year exercise periods. The first exercise period expired on June 28, 2003 and the NASD is currently in the second exercise period. As part of the Restructuring, Nasdaq repurchased a total of 52,230,433 shares of Common Stock from the NASD during 2001 and 2002. All of the shares of Common Stock repurchased by Nasdaq from the NASD have been placed in treasury.

The Common Stock commenced trading on July 1, 2002 on the Over-the-Counter Bulletin Board (“OTC Bulletin Board®”) under the symbol “NDAQ” upon expiration of contractual restrictions on shares of Common Stock sold in the private placement. Trading activity in Common Stock has been limited with average daily trading volume of approximately 17,000 shares during 2003. See “—Risk Factors—There currently is a limited trading market for the Common Stock.”

In connection with the Restructuring, Nasdaq filed an application with the SEC for Exchange Registration on November 9, 2000. In general, Exchange Registration is a change in legal status for Nasdaq as opposed to a change in the way Nasdaq operates. Nasdaq’s application for Exchange Registration was published by the SEC for public comment in 2001. Information relating to Nasdaq’s application can be found at the SEC’s web site at http://www.sec.gov/rules/other/34-44396.htm. In November 2001, Nasdaq agreed to the SEC’s request for an indefinite extension of the date by which the SEC must approve Nasdaq’s application or begin proceedings to determine whether the application should be denied. While Nasdaq continues to work with the SEC to address its concerns, there is no assurance that Nasdaq’s application for Exchange Registration will be granted or, if granted, the timing of such approval and what restrictions or changes the SEC will require in Nasdaq’s operations or corporate structure. See “—Risk Factors—The SEC may challenge or not approve Nasdaq’s plan to become a national securities exchange or it may require changes in the manner Nasdaq conducts its business before granting this approval.”

In connection with Exchange Registration, the SEC is conducting a review of Nasdaq’s current rules and operations. As part of this review, the SEC required as a condition for its approval of Exchange Registration and SuperMontage that the NASD develop and operate an alternative display facility

(“ADF”) for NASD members to assist in the quotation and transaction reporting of securities. See “—Risk Factors—Competition by regional exchanges and the ADF may reduce Nasdaq’s transactions, trade reporting and market information revenues and impact the ability of Nasdaq to increase its market share of transactions in Nasdaq-listed securities.”

Until such time as Nasdaq may obtain Exchange Registration, Nasdaq’s legal authority to operate as a stock market is delegated to it by the NASD under a plan approved by the SEC (the “Delegation Plan”). Although Nasdaq exercises primary responsibility for market-related functions, including market-related rulemaking, all actions taken by Nasdaq pursuant to its delegated authority are subject to review, ratification or rejection by the NASD. In addition, the Delegation Plan requires that the NASD retain greater than 50% of the voting control over Nasdaq. As part of the Restructuring, Nasdaq sold the NASD a share of Series B Preferred Stock designed to ensure that the NASD maintains voting control until Exchange Registration. The voting power of the share of Series B Preferred Stock is recalculated for each matter presented to stockholders as of the record date for the determination of the stockholders entitled to vote on the matter. The NASD, as holder of the share of Series B Preferred Stock, will be entitled to cast the number of votes that, together with all other votes that the NASD is entitled to vote by virtue of ownership, proxies or voting trusts, enables the NASD to cast one vote more than one-half of all votes entitled to be cast by stockholders. In addition, the shares of Common Stock underlying unexercised and unexpired warrants as well as shares of Common Stock purchased through the valid exercise of warrants, will be voted by a trustee at the direction of the NASD until Exchange Registration. If Nasdaq obtains Exchange Registration, the share of Series B Preferred Stock will lose its voting rights and will be redeemed by Nasdaq.

If Nasdaq obtains Exchange Registration it will receive its own SRO status, separate from that of the NASD. Pursuant to the Exchange Act, SROs include any registered national securities exchange, registered securities association (of which the NASD is currently the only one), or registered clearing agency, or, for certain purposes, the Municipal Securities Rulemaking Board. In general, an SRO is responsible for regulating its members through the adoption and enforcement of rules and regulations governing the business conduct of its members. As an SRO, Nasdaq will have its own rules pertaining to its members and listed companies regarding listing, membership and trading that are distinct and separate from those rules applicable to broker-dealers that are administered by the NASD. Broker-dealers will be able to choose to become members of Nasdaq, in addition to their other SRO memberships, including membership in the NASD. It is presently contemplated that Nasdaq will contract with the NASD to provide certain regulatory services to Nasdaq and its subsidiaries commencing upon the effectiveness of Exchange Registration. See “—Service, Regulatory and Technology Contractual Relationships with the NASD, NASDR and Amex.”

Whether or not Nasdaq is granted Exchange Registration is not expected to have a financial impact on Nasdaq in the short-term. In the long-term, however, Exchange Registration is expected to improve the competitive position of Nasdaq. As an exchange, Nasdaq will be able to completely separate itself from the NASD, which Nasdaq believes to be in the best interest of investors. As an exchange, Nasdaq will no longer have to share revenue from certain proprietary products with certain other exchanges. An independent Nasdaq will have greater access to the capital markets in order to raise funds for service enhancements.

Industry Overview

The securities market industry historically has included The Nasdaq Stock Market, the national stock exchanges, such as the New York Stock Exchange (“NYSE”) and the American Stock Exchange (“Amex”) and a number of regional exchanges. Some of these regional exchanges have a few exclusive “local” securities, but most compete in the business of trading the more active NYSE-, Nasdaq- and Amex-listed securities. The regional exchanges include the Boston, Chicago, National (formerly, Cincinnati), Pacific (which includes the Archipelago Exchange) and Philadelphia exchanges.

Regulatory and technological developments have led to gradual changes in the industry and have resulted in greater competition in the trading of securities. The emergence of alternative trading systems—a term that refers generally to internal trading systems that are designed to match buyers and sellers of securities on an agency basis and includes ECNs—has provided an additional venue for investors to transact certain trades. Nasdaq encourages the use of internal or alternative systems to trade securities and considers these systems an important component of The Nasdaq Stock Market to the extent that they report trades through The Nasdaq Stock Market, display their best bid and offer on the market and transact on The Nasdaq Stock Market.

The following table sets forth information comparing the primary U.S. markets for 2003 and 2002:

	For the Year Ended December 31, 2003			For the Year Ended December 31, 2002
	The Nasdaq Stock Market	NYSE	Amex	The Nasdaq Stock Market	NYSE	Amex
Total share volume (billions)	425.0	352.4	17.5	441.7	363.1	15.7
Total dollar volume (trillions)	$7.1	$9.7	$0.6	$7.3	$10.3	$0.6
Average daily share volume (billions)	1.7	1.4	0.1	1.8	1.4	0.1
Average daily dollar volume (billions)	$28.0	$38.5	$2.2	$28.8	$40.9	$2.5
Number of listed companies (at year end)	3,333	2,750	700	3,659	2,783	698

National Market System

In the 1970s, Congress passed legislation and the SEC adopted rules to create a national market system to disseminate market information. As a result, participants in U.S. securities markets have access to a consolidated stream of quotation and transaction information from all the exchanges and The Nasdaq Stock Market (acting under the Delegation Plan) for most equity securities. The exchanges and The Nasdaq Stock Market act jointly to collect and disseminate this information under national market system plans approved by the SEC. The price and transaction information collected under these national market system plans is sold for a fee to data vendors, who in turn sell the information to the public. These fees are referred to as “Tape Fees.” After costs are deducted, the Tape Fees are distributed among the participants in each of the national market system plans based on their transaction volume. The national market system plans include:

•       The Nasdaq Unlisted Trading Privileges Plan (“UTP Plan”), which collects and disseminates price and transaction information for securities listed on The Nasdaq Stock Market. Members of the plan are the NASD and certain regional exchanges.

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

Products and Services

Nasdaq operates in two segments: Market Services and Issuer Services. Financial information about segments and geographic areas may be found in Note 17, “Segments,” to the consolidated financial statements. Nasdaq’s products and services are grouped in the following categories:

Market Services

•       Transaction Services; and

•       Market Information Services.

Issuer Services

•       Corporate Client Group; and

•       Nasdaq Financial Products.

MARKET SERVICES.

Transaction Services.    Transaction Services are the core set of products designed to provide market participants with access to The Nasdaq Stock Market, execution services that provide quoting and trading capabilities and reporting services such as trade reporting and risk management. In addition, Nasdaq provides transaction services for securities authorized for trading on the OTC Bulletin Board as well as exchange-listed securities that are traded in the over-the-counter market by NASD members. See “—Other Products and Markets—Nasdaq InterMarket” and “—OTC Bulletin Board.”

Most of Nasdaq’s market participants are connected over the Nasdaq Network, which is jointly designed and managed by Nasdaq and MCI WorldCom Communications, Inc., formerly, WorldCom, Inc., (“MCI”). Nasdaq entered into a contract with MCI in 1997 to design and support the network. MCI charges Nasdaq monthly for use of the network. The network is scalable and reliable, supporting trading volume of up to eight billion shares per day. Each market participant is connected to The Nasdaq Stock Market through paired connections with two lines to greatly reduce the risk of connection failure. The contract, as amended in June 2002, will expire May 31, 2004 and Nasdaq and MCI have entered into a new global services agreement (the “GSA”) effective upon termination of the current contract that, among other things, replaces the Nasdaq Network as of June 1, 2004. The Nasdaq Network will be converted from a private network design to a new “extranet” public network.  Under the GSA, MCI will be the sole provider of the former Nasdaq Network services (known as the SDP-API services under the GSA) until the GSA expires on December 31, 2005. Amounts invoiced to Nasdaq by MCI for the conversion of the network to the extranet model and for SDP-API services shall contribute to Nasdaq’s obligation that usage charges for certain GSA services be at least $20 million during the period from June 1, 2004 to December 31, 2004 and $20 million in 2005. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Contingent Commitments” and, Note 18, “Commitments and Contingencies,” to the consolidated financial statements.

Access Services.    Nasdaq provides access to its execution and trade reporting systems through five products: Nasdaq Workstation II; the Application Program Interface that allows firms to create their own interface to The Nasdaq Stock Market; a Computer-to-Computer Interface (“CTCI”) that provides for automated order entry, trade reporting and routing; the Nasdaq Workstation WebLink system that provides browser-based access to The Nasdaq Stock Market via the Internet; and Nasdaq’s FIX product, which allows firms to use the Financial Information Exchange (“FIX”) protocol to send Nasdaq SuperMontage orders.

Nasdaq Workstation II, introduced in 1995, is a software product that is installed on approximately 3,400 computer desktops to provide market participants with access to Nasdaq transaction services. Nasdaq Workstation II is designed to provide a fast, flexible, reliable and convenient trading environment capable of running on a variety of computers. In addition to the Nasdaq Workstation II, the Application Program Interface allows approximately 2,700 users to access The Nasdaq Stock Market over customized interfaces developed by market participants. Using the Application Program Interface, a firm can connect its internal systems to The Nasdaq Stock Market for order and position management. Access to The Nasdaq Stock Market via the Application Program Interface instead of Nasdaq Workstation II represents a growing trend among Nasdaq market participants.

For the years ended December 31, 2003, 2002 and 2001, Nasdaq’s total revenues from Nasdaq Workstation II and the Application Program Interface were $89.0 million, $118.4 million and $142.9 million, respectively. Nasdaq Workstation II and Application Program Interface fees accounted for 15.1% of Nasdaq’s total revenues for the year ended December 31, 2003.

Nasdaq also provides CTCI for users to report trades, enter orders into, and receive execution messages through, SuperMontage. The CTCI links The Nasdaq Stock Market to automated firm systems.  For the years ended December 31, 2003, 2002 and 2001, Nasdaq’s total revenues from CTCI were $15.6 million, $17.1 million and $15.5 million, respectively. CTCI revenues accounted for 2.6% of Nasdaq’s total revenues for the year ended December 31, 2003.

Nasdaq’s Workstation WebLink, an Internet browser-based system for small order-entry and market making firms, provides small firms with a low-cost option for performing basic trade reporting and risk management functions as well as order routing. Workstation WebLink accounted for less than 1% of Nasdaq’s total revenues for the year ended December 31, 2003.

In August 2003, Nasdaq implemented FIX connectivity to SuperMontage for order entry. Nasdaq’s FIX product uses FIX protocol, a standard method of financial communication between trading firms and vendors. Since firms use FIX to access firms and other market centers, firms can leverage their existing FIX-based technology to support Nasdaq access. In addition, a large vendor/consultant network is available to support new FIX firms. Nasdaq plans to provide access to other Nasdaq services through FIX during 2004, including access for trading of securities listed on national stock exchanges through SuperMontage. Nasdaq FIX accounted for less than 1% of Nasdaq’s total revenues for the year ending December 31, 2003.

Execution Services.    As part of its price discovery function, Nasdaq provides collection, processing and dissemination of price quotations of Nasdaq-listed securities to its market participants. Price quotations are made up of two parts—the bid and the offer. The bid is the displayed price at which the quoting market participant is prepared to buy the security from any seller in the marketplace. The offer is the displayed price at which the quoting market participant is prepared to sell the security to any buyer in the marketplace. Since market participants may wish to pay differing amounts to buy or sell a particular security, Nasdaq looks at all the price quotations of the market participant in that security and independently ranks the bids and offers so that one can easily determine the Nasdaq participant who is willing to sell the security for the lowest price and the one who is willing to buy the security at the highest price. This combination of the best bid and the best offer is referred to as the “Nasdaq inside.”

Once price quotations have been entered into the Nasdaq system, Nasdaq processes the price quotations by updating the posted price and size (i.e., number of shares the posting party will buy or sell at that price) in response to messages received from the party posting the price quotation. Only registered market makers, ECNs and UTP Plan participants have the ability to post and adjust quotations in the Nasdaq system. However, order entry firms are permitted to enter non-marketable orders into SuperMontage for anonymous display.

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

Nasdaq’s primary execution system is SuperMontage, which completed its rollout for Nasdaq-listed securities on December 2, 2002. SuperMontage provides market participants with the ability to access, process, display and integrate orders and quotes in The Nasdaq Stock Market. SuperMontage has several strategic implications. It provides a comprehensive display of the interest at the Nasdaq inside and four price levels away, thus increasing market transparency. SuperMontage also provides anonymity to market participants using a Nasdaq system, i.e., participants do not know the identity of the firm displaying the order unless such firm chooses to reveal its identity. Anonymous trading can contribute to improved pricing for securities by reducing the potential market impact of large transactions and transactions by certain investors whose trading activity, if known, may be more likely to influence others.

By allowing (but not requiring) market participants to give the Nasdaq system multiple orders at a single price level as well as at multiple price levels, SuperMontage assists market participants with the management of their back book, i.e., orders that are not at the best price. This functionality also assists market participants in complying with the SEC’s order handling rules. These rules, among other things, require the display of customer limit orders priced better than a Nasdaq market maker’s or a designated dealer’s quote or that are for a larger number of shares at the same price. Other system enhancements make it easier for participants to access ECNs via Nasdaq systems.

Nasdaq is currently reviewing the functionality of SuperMontage and is considering certain additional modifications to the system requested by market participants. Nasdaq’s goal is to build market share growth in 2004 by encouraging user acceptance of SuperMontage and Nasdaq will continue to use competitive pricing to bring more order flow to SuperMontage.

The primary fee for SuperMontage is a transaction execution charge, assessed on a per share basis to the party that accesses the liquidity provided by another market participant. In most circumstances, Nasdaq credits a portion of the per share execution charge as a rebate to the market participant that provides the liquidity. In addition, certain types of SuperMontage orders are subject to order entry and order cancellation charges. In February 2003, Nasdaq eliminated a fee that it had formerly charged when a market participant updated a quotation or non-marketable limit order that it had posted in SuperMontage. SuperMontage generated revenues, net of the liquidity rebate, of $73.8 million for the year ended December 31, 2003, accounting for 12.5% of Nasdaq’s total revenues for the year.

Upon complete implementation of SuperMontage in December 2002, Nasdaq retired several order routing and execution systems that had previously been used by The Nasdaq Stock Market. These systems include:

•       The Nasdaq National Market Execution System (also known as “SuperSoesSM”), which was fully implemented on July 30, 2001 and functioned as the primary system for transactions in securities listed on The Nasdaq National Market.

•       SelectNet, which functioned as an automated Nasdaq service to facilitate order execution by linking all market participants that trade Nasdaq-listed securities.

•       SOES, which routed and executed small orders of public customers seeking to trade securities listed on The Nasdaq SmallCap Market. During 2001, until the introduction of SuperSoes, SOES also executed orders for securities listed on The Nasdaq National Market.

Nasdaq also offers execution services for Nasdaq InterMarket, which is an electronic marketplace where NASD members can trade securities listed on the NYSE or Amex. NASD members currently trade NYSE and Amex listed securities via a Nasdaq system known as the Computer Assisted Execution SystemSM (“CAES SM” ). CAES allows users to direct orders in exchange-listed securities to other Nasdaq InterMarket market makers for automated response and execution. CAES also provides access to the Intermarket Trading System, a communications system that allows exchange-designated dealers, exchange floor brokers and NASD members to send orders for execution to the market quoting the best price. Nasdaq charges Nasdaq InterMarket participants a monthly fee per terminal used to allow access to both systems (CAES and Intermarket Trading System). Through most of 2003, a per transaction fee was charged to the originating party (i.e., the sender). In December 2003, Nasdaq eliminated CAES and Intermarket Trading System fees except on Amex-listed securities. CAES and Intermarket Trading System fees accounted for less than 1% of Nasdaq’s total revenues for the year ended December 31, 2003.

On March 2, 2004, the SEC approved Nasdaq’s proposal to move the trading of exchange-listed securities from the CAES trading platform to the SuperMontage platform. Trading in exchange-listed securities through SuperMontage began on March 8, 2004. The SuperMontage platform offers much the same functionality for exchange-listed trading that it offers for trading Nasdaq-listed issues. The differences in functionality for trading in exchange-listed securities are largely attributable to the need for SuperMontage to interact with other exchanges via the Intermarket Trading System, which requires NASD to send and receive orders from other markets under rules that are not applicable to trading in Nasdaq-listed securities.  Despite these limitations, Nasdaq believes that the implementation of SuperMontage would improve the speed, efficiency and transparency of trading on the Nasdaq InterMarket. The intention is to make Nasdaq a more attractive venue for execution services for exchange-listed trading. In connection with the implementation of trading in exchange-listed securities through the SuperMontage platform, Nasdaq anticipates rebranding its execution services and trade reporting-ACT services (discussed below) as the “Nasdaq market center,” which include Nasdaq’s quoting, trading and trade reporting services for both Nasdaq-listed and exchange-listed securities. This rebranding will occur once Nasdaq’s updates its rules to reflect the name change.

In addition to SuperMontage and CAES, Nasdaq continues to offer several specialized transaction services via the Advanced Computerized Execution System (“ACES®”), an order routing service that can be used by any Nasdaq market participant. Order entry firms that use ACES generally route buy and sell orders to market makers after establishing a trading relationship. Market makers in turn leverage their internal systems to fill orders at the best price displayed in the market. ACES participants can route orders directly to other participants through Nasdaq Workstation II, Nasdaq Workstation Weblink or their own proprietary systems. These orders are executed within the participant’s internal trading system and execution reports are routed back to the entering firm. ACES is often used to automate order routing and to connect order entry firms whose execution volume is too low to justify the fixed costs of establishing a proprietary order management system. ACES fees are charged to the receiving firm only and consist of graduated activity fees per execution that decrease as the market maker’s number of executions per month increases. ACES accounted for less than 1% of Nasdaq’s total revenues for the year ended December 31, 2003.

Trade Reporting Services—Automated Confirmation Transaction Service SM (“ACT SM”). U.S. securities laws require that all registered stock exchanges and securities associations establish a transaction reporting plan for the central collection of price and volume information concerning trades executed in those markets. Transactions in Nasdaq-listed securities, exchange-listed securities traded over-the-counter and other equity securities traded over-the-counter have traditionally been reported to the ACT system, Nasdaq’s automated trade reporting and reconciliation service that electronically facilitates the post-execution steps of price and volume reporting, comparison and clearing of trades. A protocol establishes which of the two parties to the trade is responsible for trade reporting, and NASD rules govern the timeliness of trade submission and the information required on each trade report. During the fourth quarter of 2003, approximately 56.7% of total Nasdaq’s share volume (based on the aggregate number of shares traded) was reported to ACT, with the remainder going to regional exchanges and the ADF.

ACT provides three primary revenue-generating services: trade reporting, trade comparison and risk management. The majority of trades reported to Nasdaq are matched and executed exclusively through the order books of individual market participants or through other automated execution systems (“locked-in”) externally from the ACT system and are submitted for reporting purposes only. Transaction reports in over-the-counter securities and some transaction reports in Nasdaq-listed securities and exchange-listed securities are assessed a nominal reporting fee. Additionally, firms below a certain threshold of average daily executions in SuperMontage pay a nominal fee for reporting SuperMontage trades. Trades that require ACT to match and lock-in the two parties to the trade generally are assessed a higher fee based upon the number of shares traded. A fee for the ACT risk management service is also applied to some of the transactions reported to ACT. This fee is assessed to the firms that clear for each of the parties to the trade, provided that the trading parties are not designated as self-clearing firms and have not opted out of the risk management service. A cap on ACT risk management fees limits a clearing firm’s monthly payment for each of its trading firms to $10,000.

For the years ended December 31, 2003, 2002 and 2001, Nasdaq’s total revenues from ACT were $47.3 million, $78.5 million and $87.3 million, respectively. ACT fees accounted for 8.0% of Nasdaq’s total revenues for the year ended December 31, 2003.

For the years ended December 31, 2003, 2002 and 2001, Nasdaq’s total revenues from Transaction Services were $236.0 million, $380.6 million and $411.9 million, respectively. Transaction Services accounted for 40.0% of Nasdaq’s total revenues for the year ended December 31, 2003.

Market Information Services.   The primary source of revenues for Market Information Services is the collection and dissemination of price quotations and information regarding price and volume of executed trades. Market participants in The Nasdaq Stock Market have real-time access to quote and trade data. Interested parties that are not direct market participants in The Nasdaq Stock Market also can receive real-time information through a number of Market Information Services products.

Nasdaq collects information, distributes it and earns revenues in two roles. First, Nasdaq operates the exclusive Securities Information Process (the “SIP”) for the collection and dissemination of best bid and offer (the “BBO”) and last transaction information from the exchanges and markets that quote and trade in Nasdaq-listed securities. Second, in its role as a market, Nasdaq sells proprietary data products.

In its role as the SIP, Nasdaq collects and disseminates quotation and last sale information for all transactions in securities listed on The Nasdaq Stock Market. In creating the national market system, Congress intended for participants in U.S. securities markets to have access to a stream of consolidated BBO and last sale transaction information for the exchanges and The Nasdaq Stock Market. To accomplish this objective, the SIP consolidates information with respect to BBO and transactions in order to increase information availability and thus create the opportunity for a more transparent and effective market.

Nasdaq is currently the exclusive SIP pursuant to the UTP Plan. Under the UTP Plan, each participant can quote and trade any security listed on The Nasdaq Stock Market. Nasdaq collects BBO and last sale information from competing exchanges (currently the Amex, the Boston Stock Exchange, the Chicago Stock Exchange, the National Stock Exchange, the NASD’s ADF and the Pacific Stock Exchange) and consolidates such information with the information from The Nasdaq Stock Market.

As the SIP, Nasdaq sells this information in exchange for Tape Fees to vendors. The data vendors in turn sell the last sale and quotation data publicly. Under the revenue sharing provision of the UTP Plan, Nasdaq is permitted to deduct certain costs associated with acting as an exclusive SIP from the total amount of Tape Fees collected. After these costs are deducted from the Tape Fees, Nasdaq distributes to the respective UTP Plan participants, including Nasdaq, their share of Tape Fees based on a combination of their respective trade volume and share volume.

While Nasdaq is currently the exclusive SIP for the UTP Plan, it is engaged with the other UTP Plan participants in selecting a new SIP. This process is the result of the SEC’s conditions for extending the UTP Plan beyond its March 2001 termination date which, in turn, was a condition of the approval of SuperMontage. Nasdaq does not expect its net operating income to be materially affected if it no longer serves as a SIP because SIP revenues are passed on to UTP Plan participants based on a combination of their trade volume and share volume (after deducting operating expenses). The reduction in Nasdaq’s total revenues that may occur when Nasdaq is no longer reimbursed for operating expenses is expected to be largely offset by a reduction in Nasdaq’s actual expenses since it will no longer operate as the SIP.

The SEC has required that there be good faith negotiations among the UTP Plan participants on a revised UTP Plan that provides for either (i) a fully viable alternative exclusive SIP for all securities listed on The Nasdaq National Market, or (ii) a fully viable alternative non-exclusive SIP. To avoid conflicts of interest, the SEC cautioned that, in the event the revised UTP Plan provides for an exclusive SIP, a UTP Plan participant—particularly Nasdaq—should not operate as the exclusive SIP unless (i) the SIP is chosen on the basis of bona fide competitive bidding and the participant submits the successful bid, and (ii) any decision to award a contract to a UTP Plan participant, and any ensuing renewal of such contract, is made without that UTP Plan participant’s direct or indirect voting participation. The UTP Plan participants unanimously approved the Request-for-Proposal that was then mailed to prospective bidders. Six bidders submitted proposals. Nasdaq did not submit a bid proposal. The UTP Plan participants have narrowed the list to two bidders and they are currently evaluating those proposals to select the final bidder. The UTP Plan Participants will then enter into an agreement for the winning bidder to succeed Nasdaq as the exclusive SIP to the Nasdaq UTP Plan.

Nasdaq and the other UTP Plan participants earn revenues from two SIP market information products. These products are designed to provide the varying levels of detail desired by different broker-dealers and their customers. The first product is known as Level 1. This product provides subscribers with the current national BBO and most recent price at which the last sale or purchase was transacted for a specific security as well as the BBO from each exchange or market trading stocks listed on The Nasdaq Stock Market. Professional subscribers (e.g., broker-dealers and other employees of broker-dealers) to this product pay a monthly fee per terminal for the service, which is typically delivered to the subscriber through a third-party data vendor. A vendor or a broker-dealer can provide non-professional customers (such as individual investors) with Level 1 information at a reduced fee calculated on a per query basis or a flat monthly fee per user. Weaker economic and market conditions in the last two years caused a reduction in Level 1 revenues primarily due to a decrease in demand from professional users.

For the years ended December 31, 2003, 2002 and 2001, Nasdaq’s revenues from Level 1 fees were $123.6 million, $139.5 million and $159.4 million, respectively. Nasdaq’s Level 1 fees accounted for 21.0% of Nasdaq’s total revenues for the year ended December 31, 2003.

Currently, the second SIP market information product, the Nasdaq Quotation Dissemination ServiceSM (“NQDSSM”), provides subscribers with the BBO from each individual Nasdaq market maker and ECN. All NQDS subscribers use the service to obtain consolidated UTP Plan and Nasdaq inside quotes and last transaction information. The fee for this service is priced on a per terminal per month basis, with professional subscribers paying a higher monthly per terminal fee than non-professional customers.

Nasdaq removed UTP Plan exchange quote information from the NQDS data product in March 2003 and, upon Exchange Registration, NQDS will become a proprietary Nasdaq data product. Also upon Exchange Registration, the SIP will no longer administer NQDS and Nasdaq will no longer share related revenues with UTP Plan participants. Nasdaq has proposed an amendment to the UTP Plan to make NQDS a Nasdaq proprietary product immediately. The UTP Plan participants voted against this amendment and Nasdaq is considering other approaches to removing NQDS from the UTP Plan.

For the years ended December 31, 2003, 2002 and 2001, Nasdaq’s revenues from NQDS fees were $37.9 million, $37.5 million and $43.4 million, respectively. NQDS fees accounted for 6.4% of Nasdaq’s total revenues for the year ended December 31, 2003.

SIP revenues are allocated among Nasdaq and the UTP Plan exchanges that trade Nasdaq issues based on the average of the percent of consolidated trades and percent of consolidated shares reported to each market. The average of percent of consolidated trades and shares that is controlled by the UTP exchanges (not including Nasdaq’s share) is referred to as “UTP Plan market share”. For the years ended December 31, 2003, 2002 and 2001, UTP Plan market share was 39.2%, 13.6% and 2.4% respectively. The portion of SIP revenues allocated to the UTP Plan exchanges for the years ended December 31, 2003, 2002 and 2001 was $50.8 million, $18.3 million and $4.7 million, respectively.

Nasdaq, in its role as a stock market, offers a range of proprietary data products that includes TotalViewSM (formerly known as ViewSuite), a new proprietary data product developed in conjunction with the launch of SuperMontage. SuperMontage has expanded Nasdaq’s ability to offer market data to market participants that choose to display trading interest on Nasdaq that goes beyond the BBO. TotalView shows subscribers the aggregate size available in SuperMontage at the top five price levels, all Nasdaq market participants’ quotations/orders that are in the top five price levels in SuperMontage and the aggregate size of all unattributed (i.e., providing trade anonymity) quotes/orders at each of the top five price levels. In 2004 Nasdaq plans to expand TotalView to include all price levels. TotalView is offered through distributors to professional subscribers for a monthly fee per terminal and to non-professional subscribers for a lower monthly fee per terminal. In addition, Nasdaq charges the distributor a monthly distributor fee.

Nasdaq operates several other proprietary services and data feed products. Of these, the service generating the largest revenue is Mutual Fund Quotation ServiceSM (“MFQSSM”), which collects annual listing fees from over 19,000 mutual funds, money market funds and unit investment trusts. MFQS generated revenues of $8.4 million in 2003. NasdaqTrader.com is a website that serves the Nasdaq trading community and supplies historical trading and compliance data for a monthly subscription fee. Nasdaq PostDataSM, is a service offered through NasdaqTrader. Nasdaq PostData, offers various information about selected securities, including volume, daily activity, market participant activity and related information. Nasdaq distributes PostData to data distributors for a per subscriber charge and to direct subscribers for a set fee. The Nasdaq Index Dissemination service is a real-time data feed that carries the values for a number of broad-based and sector indices. Nasdaq charges a monthly distributor fee for the Index service. In late 2003, Nasdaq began offering a new distinct data feed service, the Mutual Fund Distributor Service (“MFDSSM”), which disseminates daily pricing information for mutual funds, money market funds and unit investment trusts. Nasdaq charges a monthly distributor fee for MFDS. The proprietary services other than MFQS in aggregate accounted for less than 1% of Nasdaq’s total revenues for the year ended December 31, 2003.

Nasdaq also earns revenue based on its share of trading of securities listed on the NYSE and Amex via the Nasdaq InterMarketSM. All Nasdaq InterMarket trades are reported and disseminated in real-time to the Consolidated Tape Association, and as such, Nasdaq shares in the Tape Fees generated by the Consolidated Tape Association. Three NASD members that are major market makers and one ECN report the majority of trades. Other ECNs report trades through Nasdaq systems to the Consolidated Tape Association or to other Intermarket Trading System participants, such as regional exchanges. NASD members who trade exchange-listed securities away from the exchanges account for a significant amount of

Nasdaq InterMarket trading activity. Nasdaq shares a portion of the Tape Fees received for Nasdaq InterMarket transactions with InterMarket participants.

In anticipation of Exchange Registration, Nasdaq has been negotiating with participants in the Consolidated Tape Association and the Intermarket Trading System for admission into those plans as a separate SRO. Nasdaq may be required to pay a fee, which has yet to be determined, for admission into the Consolidated Tape Association. After Exchange Registration, Nasdaq InterMarket will likely continue to trade securities listed on the NYSE and Amex in much the same manner as it does today with the exception that it may no longer be permitted to accept trade reports that are at an inferior price to the quotations of other market centers. Nasdaq’s inability to accept such trade reports may decrease Nasdaq’s percentage of trades and volume in these securities, reducing Nasdaq’s revenues.

For the years ended December 31, 2003, 2002 and 2001, Nasdaq’s total revenues from Market Information Services were $147.1 million, $199.6 million and $241.6 million, respectively. Market Information Services accounted for 24.9% of Nasdaq’s total revenues for the year ended December 31, 2003.

ISSUER SERVICES.

Corporate Client Group. The Corporate Client Group provides customer support services and products to Nasdaq-listed companies and is responsible for obtaining new listings on The Nasdaq Stock Market. The Nasdaq Stock Market has historically attracted traditional growth companies and, as of December 31, 2003, was home to the highest percentage of publicly-traded technology and service companies in the U.S.

On December 31, 2003, there were 3,333 companies listed on The Nasdaq Stock Market. For the year ended December 31, 2003, 134 new companies listed on The Nasdaq Stock Market, 97 on The Nasdaq National Market and 37 on The Nasdaq SmallCap Market. For the year ended December 31, 2002, 121 new companies listed on The Nasdaq Stock Market, 86 on The Nasdaq National Market and 35 on The Nasdaq SmallCap Market.

During 2003, 57 initial public offerings (“IPOs”), approximately 68.7% of all IPOs on primary U.S. markets during this period, listed on The Nasdaq Stock Market. These IPOs raised over $6.3 billion. Of all U.S. IPOs during the year ended December 31, 2002, 51 companies, approximately 56.7% of U.S. IPOs during this period, listed on The Nasdaq Stock Market. The increase in The Nasdaq Stock Market’s percentage of U.S. IPOs during 2003 reflects an improvement in  general market and economic conditions, which has allowed more traditional growth companies to access the public equity markets than in recent years. Fifty-three of the 57 IPOs that listed on The Nasdaq Stock Market during 2003 have listed on The Nasdaq National Market and four companies have listed on The Nasdaq SmallCap Market.

Companies cease being listed on The Nasdaq Stock Market for three primary reasons: (i) the failure to meet The Nasdaq Stock Market’s listing standards; (ii) the consolidation of listings due to merger and acquisition activity; and (iii) Nasdaq-listed companies switching their listing to another stock market. See “—Competition—Corporate Client Group.”

For the year ended December 31, 2003, 230 issuers ceased being listed on The Nasdaq National Market and 230 issuers ceased being listed on The Nasdaq SmallCap Market. By comparison, 379 issuers ceased being listed on The Nasdaq National Market and 192 issuers ceased being listed on The Nasdaq SmallCap Market for the year ended December 31, 2002. The decrease in the number of delistings of issuers listed on The Nasdaq National Market was primarily the result of improved market conditions in 2003 and changes to the minimum bid price rules discussed in more detail below. For the year ended December 31, 2003, 47 issuers on The Nasdaq National Market and 146 issuers on The Nasdaq SmallCap Market were delisted by Nasdaq for failure to satisfy listing standards; 18 issuers on The Nasdaq National Market and 6 issuers on The Nasdaq SmallCap Market were delisted as a result of switches to a competing market; and 165 issuers on The Nasdaq National Market and 78 issuers on The Nasdaq SmallCap Market ceased being listed for other reasons, including mergers and acquisitions. An additional 127 issuers transferred from one tier of The Nasdaq Stock Market to the other tier, with 85 issuers moving from The Nasdaq National Market to The Nasdaq SmallCap Market and 42 issuers moving from The Nasdaq SmallCap Market to The Nasdaq National Market. The large majority of these transfers between tiers were companies moving from The Nasdaq National Market to The Nasdaq SmallCap Market due to a change in Nasdaq’s listing standards permitting issuers that no longer meet the requirements of The Nasdaq National Market to phase down to The Nasdaq SmallCap Market, as discussed in more detail below.

The rules concerning the delisting of issuers from The Nasdaq Stock Market for failure to satisfy the minimum bid price requirement were amended in March and December 2003. An issuer is considered below the minimum bid price requirement if the price of its security falls below the minimum bid price requirement for 30 consecutive business days. Under a pilot program scheduled to expire on December 31, 2004, issuers listed on either tier of The Nasdaq Stock Market have 180 days to regain compliance with the minimum bid price requirement and thereafter have an additional 180 days to regain compliance if they meet all initial inclusion standards (other than bid price) of the applicable tier of The Nasdaq Stock Market. Issuers listed on The Nasdaq National Market that do not meet these other initial inclusion requirements of The Nasdaq National Market at the end of the first 180-day period are permitted to phase-down to The Nasdaq SmallCap Market if they satisfy all SmallCap Market initial inclusion requirements except for bid price. Issuers that phase down receive the second 180-day compliance period while listed on The Nasdaq SmallCap Market. After the two 180-day compliance periods, an issuer on The Nasdaq SmallCap Market satisfying the other initial inclusion requirements generally has until its next shareholder meeting to regain compliance with the minimum bid price requirement, provided the issuer commits to seek shareholder approval for a reverse stock split at the shareholder meeting and promptly thereafter executes the reverse stock split. In addition to the pilot program, Nasdaq conformed the minimum continued listing bid price requirement to $1 for all issuers listed on The Nasdaq National Market. This replaced a $3 minimum bid price requirement formerly applicable to certain issuers.

Nasdaq charges issuers an initial listing fee, a listing of additional shares (“LAS”) fee and an annual fee. The initial listing fee for securities listed on The Nasdaq Stock Market includes a listing application fee and a total shares outstanding fee. The estimated service period for initial listing fees is six years. For the years ended December 31, 2003, 2002 and 2001, Nasdaq’s revenues from initial listing fees were $32.3 million,  $33.6 million and $35.6 million, respectively. Nasdaq’s initial listing fee revenues accounted for approximately 5.5% of Nasdaq’s total revenues for the year ended December 31, 2003.

The fee for LAS is based on the total shares outstanding, which Nasdaq reviews quarterly. The estimated service period for LAS fees is four years. For the years ended December 31, 2003, 2002 and 2001, Nasdaq’s revenues from LAS fees were $37.1 million, $37.5 million and $35.9 million, respectively. Nasdaq’s LAS fee revenues accounted for 6.3% of Nasdaq’s total revenues for the year ended December 31, 2003.

Annual fees for securities listed on The Nasdaq Stock Market are based on total shares outstanding. For the years ended December 31, 2003, 2002 and 2001, Nasdaq’s revenues from annual listing fees were $93.6 million, $99.4 million and $82.2 million, respectively. Nasdaq’s annual listing fees accounted for 15.9% of Nasdaq’s total revenues for the year ended December 31, 2003.

Revenues from the Corporate Client Group reflect increases in initial and annual listing fees for companies on The Nasdaq National Market (effective January 1, 2002) and The Nasdaq SmallCap Market (effective January 1, 2002 and revised January 1, 2003). The revenues generated from the fee increases have been used in part to fund enhancements to the services offered to Nasdaq-listed companies, including the establishment of the Market Intelligence Desk.SM

Following the initial listing, Nasdaq provides customer support services, products and programs to Nasdaq-listed companies. In 2002, Nasdaq created the Market Intelligence Desk, a “one-stop-shop” for information that provides rapid response to corporate client queries from a centralized location. Executives of Nasdaq-listed companies also are invited to participate in a variety of programs on a wide range of topics, such as industry sector-specific seminars and investor relation forums. These executives also have access to Nasdaq Online,SM a strategic planning tool provided free of charge to Nasdaq-listed companies. Nasdaq Online presents market data on all U.S. traded companies and real-time quotes for Nasdaq-listed securities, as well as information on institutional ownership, research coverage and performance ratios. This combination of on-line real time data and analytical information, along with a series of other seminars and programs, is designed to help management of listed companies make better equity management decisions. A product group has been established to begin the development and commercialization of new products and services focused on the corporate market, as well as increased financial news media coverage of Nasdaq-listed companies.

Each Nasdaq-listed company is assigned a Corporate Client Group director who oversees the listed company’s relationship with Nasdaq. A schedule of calls and visits along with invitations to various industry and market forums are used to enhance customer satisfaction, keep companies informed of new developments at Nasdaq and discuss the benefits of a listing on The Nasdaq Stock Market. Nasdaq also has created a program to educate investment bankers, capital market dealers, institutional investors and other constituencies that influence listing decisions.

For the years ended December 31, 2003, 2002 and 2001, Nasdaq’s total revenues from the Corporate Client Group were $167.3 million, $173.3 million and $155.2 million, respectively. The Corporate Client Group accounted for 28.4% of Nasdaq’s total revenues for the year ended December 31, 2003.

On January 12, 2004, Nasdaq announced an initiative to allow NYSE-listed issuers to dually list their stock on Nasdaq and the NYSE. The dual listing initiative follows the repeal of NYSE Rule 500, a rule that restricted the ability of NYSE-listed companies to delist from the NYSE and list on other markets and that enabled the NYSE broad latitude to increase listing fees. The dual listing initiative will enable issuers to certify to shareholders that the company meets Nasdaq’s strict corporate governance standards, to access Nasdaq’s corporate client support services and to serve shareholders through the availability of Nasdaq’s execution services. As part of this initiative, dually listed companies will trade in the Nasdaq InterMarket using their existing one, two, or three character symbols. Nasdaq believes that the planned addition of the SuperMontage platform to the InterMarket and an expected increase in the number of market makers for these securities will improve execution quality for investors. The first six companies to announce plans to list on both markets under this program were Apache Corporation, Cadence Design Systems, The Charles Schwab Corporation, Countrywide Financial, Hewlett-Packard and Walgreens.  The dual listing initiative is not expected to have a material effect on listing revenues during 2004 because Nasdaq has agreed to waive initial, annual and listing of additional shares fees for dually-listed NYSE companies for one year.

Nasdaq Financial Products.    Nasdaq Financial Products is responsible for introducing products that extend and enhance the Nasdaq brand. Nasdaq Financial Products oversees the development, licensing and marketing of Nasdaq branded financial products based on Nasdaq indices. These products, particularly the exchange traded funds (“ETFs”), increase investments in companies listed on The Nasdaq Stock Market, which can contribute to Nasdaq’s Transaction Services, Market Information Services and Corporate Client Group LAS revenues. An ETF is an investment company organized to track an index and to allow for secondary market trading. Nasdaq Financial Products markets these financial products and promotes the listing of these and other third party sponsored ETFs and structured products.

Launched in January 1985, the Nasdaq-100 Index® includes the largest, top 100 non-financial companies listed on The Nasdaq Stock Market. It is the benchmark for about 30 domestic and international mutual funds and more than 400 structured investment products in 27 countries. A structured product is a specialized security designed to respond to specific investment objectives, such as risk reduction, leverage or diversification of current investments or tax management.

The Nasdaq-100 Index Tracking StockSM (“QQQSM”), the ETF based on the Nasdaq-100 Index, began trading in 1999 under the symbol QQQ. For the year ended December 31, 2003, QQQ’s average daily trading volume was 77.5 million shares and its average daily dollar volume was approximately $2.4  billion. QQQ is the most actively traded ETF in the world and the most heavily traded listed stock in the U.S. As of December 31, 2003, the QQQ Trust had issued approximately 702.4 million shares and the assets under management had reached $25.6 billion. QQQ’s equity options were also among the most heavily traded options in the U.S. in 2003.

Major stock markets in the U.S., including the NYSE, Amex, Boston Stock Exchange, Chicago Stock Exchange, National Stock Exchange and the Philadelphia Stock Exchange, have been licensed by Nasdaq to use Nasdaq trademarks in connection with trading QQQ under the UTP Plan. Every major options market in the U.S. has also been licensed by Nasdaq to use Nasdaq trademarks to trade the equity options on QQQ. Nasdaq receives license fees for its trademark licenses that vary by product based on assets or number or underlying dollar value of contracts issued. In addition to license fees, a Nasdaq subsidiary is entitled to reimbursement from the QQQ Trust for marketing activities designed to promote the Trust.

In November 2002, Nasdaq launched the Nasdaq-100 European TrackerSM (“EQQQSM”). EQQQ isa European ETF based on the Nasdaq-100 Index with essentially the same stock portfolio as QQQ but quoted and traded in Euros during European trading hours on European marketplace using European clearance and settlement facilities. EQQQ is managed by Nasdaq Financial Product Services (Ireland), Limited, administered by AIB/BNY Fund Management (Ireland), Ltd., with AIB/BNY Trust Company, Ltd. as its custodian. As of December 2003, EQQQ was registered for public sale in the United Kingdom, Germany, Belgium, Italy and Ireland.  Application has also been made for registration in Switzerland.

In 2003 Nasdaq Financial Products worked towards expanding the number of financial products linked to the Nasdaq Composite Index®. In October 2003, the Fidelity® Nasdaq Composite® Index Tracking Stock (“ONEQ”)  was listed on The Nasdaq Stock Market. ONEQ is an ETF based on the Nasdaq Composite Index used under license by FMR Corp, which owns Fidelity Investments. Other Nasdaq Composite derivative products licensed in 2003 included futures and options.

For the years ended December 31, 2003, 2002 and 2001, Nasdaq’s total revenues from Nasdaq Financial Products were $32.9 million, $28.1 million and $30.6 million, respectively. Nasdaq Financial Products accounted for 5.6% of Nasdaq’s total revenues for the period ended December 31, 2003.

Other Products and Markets

Nasdaq Insurance Agency, LLC.    On December 31, 2002, Nasdaq purchased the NASD’s 50% interest in The NASD Insurance Agency, LLC, subsequently renamed The Nasdaq Insurance Agency, LLC (“NIA”). AIG NJV, Inc., a wholly-owned subsidiary of American International Group, Inc., owns the other 50% interest in NIA. NIA provides insurance brokerage services and specializes in the directors and officers liability insurance market. Nasdaq accounts for its investment in NIA under the equity method of accounting.

OTC Bulletin Board.    The OTC Bulletin Board is an electronic screen-based market for equity securities that, among other things, are not listed on The Nasdaq Stock Market or any primary U.S. national securities exchange. The OTC Bulletin Board is only a quotation service without any execution facilities. Companies do not list on the OTC Bulletin Board; rather, NASD members may post quotes only for companies that file periodic reports with the SEC and/or with a banking or insurance regulatory authority. In addition, these companies are required to be current with their periodic filings. Market makers are charged a fee per position and are billed based on their number of positions during a month. A position is defined as any price quotation or indication of interest entered by a market maker in a security quoted on the OTC Bulletin Board. There are no fees charged to companies whose securities are quoted on the OTC Bulletin Board. The OTC Bulletin Board revenues accounted for less than 1% of Nasdaq’s total revenues for the years ended December 31, 2003, 2002 and 2001, respectively. Revenues generated from the OTC Bulletin Board are included in Transaction Services revenues.

In 2003, Nasdaq cancelled plans to transform the OTC Bulletin Board into a new listed market. The Nasdaq Board of Directors and the NASD Board of Governors are considering whether Nasdaq will continue to operate the OTC Bulletin Board after Exchange Registration or whether the OTC Bulletin Board will be transferred to the NASD or another entity. In order to operate the OTC Bulletin Board after Exchange Registration, Nasdaq would need to enter into listing agreements with OTC Bulletin Board issuers or to receive an exemption from certain SEC listing requirements that apply to national securities exchanges. Nasdaq believes that such an exemption is authorized under the Exchange Act, but it is unclear whether the SEC would grant such an exemption were Nasdaq to request it. As a result, it is not certain whether Nasdaq will continue to operate the OTC Bulletin Board following Exchange Registration.

Fee Changes

Nasdaq may change the pricing of its products and services in response to competitive pressures or changes in market or general economic conditions. Pursuant to the requirements of the Exchange Act, Nasdaq must file all proposals for a change in its pricing structure with the SEC. Nasdaq provides updated information on the pricing of its products and services on its website at www.nasdaqtrader.com. Information on Nasdaq’s website is not a part of this Form 10-K. See also “ —Competition” and “—Risk Factors—Competition by regional exchanges and the ADF may reduce Nasdaq’s transactions, trade reporting and market information revenues and impact the ability of  Nasdaq to increase its market share of transactions in Nasdaq-listed securities.”

Technology

Nasdaq believes that the effective use of technology is the key to the future of financial markets. The Nasdaq Stock Market was the world’s first electronic screen-based stock market and its use of state-of-the-art computer networking, telecommunications and information technologies distinguishes it from other U.S. securities markets. Using technology, Nasdaq eliminates the need for a physical trading floor and enables qualified investors across the country to compete freely with one another in an electronic screen-based environment. The Nasdaq Network has handled trade volumes of over three billion shares daily and over 14,000 transactions per second and is designed to maximize transaction reliability and network security across each of the most critical system services that comprise The Nasdaq Stock Market, including quotation, order processing, trade reporting and market data dissemination. Furthermore, Nasdaq’s system has substantial reserve capacity to handle far greater levels of activity and will further expand bandwidth to maximize its ability to provide an efficient, rapid, reliable trading environment for its market participants. Continual systems improvements provide cost effective and efficient access to multiple market information data and rapid market response capabilities. Nasdaq also employs technology to maximize its ability to communicate with investors, issuers, traders, the media and others.

Competition

The equity securities markets are intensely competitive and they are expected to remain so. Nasdaq competes based on a number of factors, including the quality of its technological and regulatory infrastructure, total transaction costs, the depth and breadth of its markets, the quality of its value-added customer services (e.g., services to listed companies), reputation and price. In the U.S., Nasdaq is one of the leaders in each of its principal businesses. Nonetheless, Nasdaq expects that current or new markets and exchanges will continue to compete aggressively against Nasdaq.

In light of recent technological and regulatory changes and new product introductions, Nasdaq expects to compete with a number of different entities varying in size, business objectives and strategy.

MARKET SERVICES.

Transaction Services.    Nasdaq’s core trading services provide (i) access to The Nasdaq Stock Market, (ii) execution services, such as quoting and trading capabilities and (iii) reporting services, such as trade reporting and risk management. Nasdaq expects to face competition from a number of different sources in providing these services including:

•       Competing regional stock exchanges, which are attracting trading activity and trade reports previously submitted to Nasdaq, and the ADF, which provides an alternative quotation and trade reporting venue. Collectively this competition reduces both Transaction Services and Market Information Services revenues. See “—Risk Factors—Competition by regional exchanges and the ADF may reduce Nasdaq’s transactions, trade reporting and market information revenues and impact the ability of Nasdaq to increase its market share of transactions in Nasdaq-listed securities”;

•       ECNs that have been consolidating to form larger service providers. Any continued consolidation that created a dominant service provider could diminish Nasdaq’s competitive position;

•       ECNs that obtain registration as exchanges and compete for Transaction Services and Market Information Services, and potentially, for listings. Recently, the Pacific Stock Exchange established the Archipelago Exchange as its equities trading facility. Archipelago, formerly an ECN that quoted on Nasdaq, is now a facility of the Pacific Stock Exchange and began quoting and reporting certain of its trades to the Archipelago Exchange in February 2003.See “—Risk Factors—Nasdaq’s revenues would be adversely affected by ECNs that register as exchanges”;

•       Competing stock exchanges that are permitted by the SEC to regulate trading in their markets at a lower cost than Nasdaq. As a result, they may be able to attract order flow from The Nasdaq Stock Market; and

•       Companies that could provide trading services for products and services, including software companies, information and media companies and other companies that are not currently in the securities business.

To address competitive concerns, Nasdaq has looked to enhance its technology and the services it provides to its market participants and refine its pricing approach by reviewing each component of its Transaction Services, including access services, execution services and trade reporting-ACT services. For each component, Nasdaq has attempted to make pricing more attractive in order to retain usage of its services. Nasdaq also has actively marketed itself to ECNs to induce participation in Nasdaq’s systems. For example, INET (an ECN formed by the consolidation of Island ECN and Instinet ECN) has announced that it will begin displaying orders on SuperMontage in the first quarter of 2004. In addition, Nasdaq seeks to improve its competitive position by enhancing the functionality of SuperMontage and related products.

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

Nasdaq InterMarket has implemented a program designed to lower costs for Nasdaq InterMarket participants executing trades through Nasdaq facilities. The program allows Nasdaq InterMarket participants to share in the Tape Fees Nasdaq receives as a participant in the Consolidated Quotation Plan and the Consolidated Tape Association Plan.

Market Information Services.    Nasdaq’s Market Information Services revenues are under competitive threat from other securities exchanges that trade Nasdaq-listed securities, including the established regional exchanges and the ADF. Current SEC regulations permit these regional exchanges and the ADF to quote and trade certain securities that are not listed on a national securities exchange, including securities listed on The Nasdaq Stock Market, pursuant to the UTP Plan. Nasdaq’s UTP Plan entitles these exchanges and the ADF to a share of UTP Plan Tape Fees, in proportion to such exchange’s share of trading as measured by share volume and number of trades. Currently, the Amex, the Boston Stock Exchange, the Chicago Stock Exchange, the National Stock Exchange, the ADF and the Pacific Exchange quote and trade Nasdaq-listed securities pursuant to the UTP Plan. In the past, participants in the UTP Plan have used Tape Fee revenues to establish payment for order flow arrangements with their members and customers.

Nasdaq reduced certain trade reporting fees and began sharing Tape Fees with participants in 2002 until Nasdaq’s Tape Fee sharing program was abrogated by the SEC along with several similar programs of regional exchanges in July 2002.  Although Nasdaq and its competitors ended tape sharing programs following the SEC abrogation, the National Stock Exchange continued sharing revenues under a different rule, their General Revenue Sharing Program. The net effect of these additional competitors and their practice of using Tape Fee revenues to pay for order flow, along with continuing advances in technology and regulatory changes, may increase competitive pressure on Nasdaq.

In August 2003, Nasdaq filed with the SEC on an immediately effective basis, a Nasdaq General Revenue Sharing program, which like the National Stock Exchange’s General Revenue Sharing Program, shares operating revenues from multiple business lines in addition to Tape Fee revenues. The new program shares operating revenues, which are interpreted to mean net revenues after expenses from all services that derive revenues from member trading and trade-reporting activity in Nasdaq-listed securities. The program will provide an incentive for quoting market participants to send orders to SuperMontage and report trades to ACT. Nasdaq began sharing revenues under the new program in January 2004. To remain competitive, Nasdaq’s trade reporting fees or Tape Fee sharing may be adjusted in the future to respond to competitive pressures. See “—Risk Factors—Competition by regional exchanges and the ADF may reduce Nasdaq’s transactions, trade reporting and market information revenues and impact the ability of Nasdaq to increase its market share of transactions in Nasdaq-listed securities” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Environment—2003 Outlook.”

ECNs pose an additional potential challenge to Nasdaq’s Market Information Services business because they may register as securities exchanges. As noted above, the Archipelago Exchange has been established as the equities trading facility of the Pacific Exchange and INET has applied for exchange registration and expressed interest in becoming a UTP Plan participant. In this case, they would be eligible for a share of the UTP Plan Tape Fees generated by the sale of Nasdaq’s market information products (although the financial effect of this to Nasdaq may be offset by a reduction in the amount shared with current UTP Plan participants). New UTP Plan participants may all reduce their use of Nasdaq’s systems. See “—Risk Factors—Nasdaq’s revenues would be adversely affected by ECNs that register as exchanges.”

Nasdaq is responding aggressively to competition from existing and potential UTP Plan exchanges. Nasdaq is working to ensure that all exchanges are covered by uniform regulatory standards and bear appropriate regulatory costs. Nasdaq also regularly examines its fee structure to insure that costs are fairly distributed among participants, participants have an incentive to use Nasdaq services and fees adequately cover the cost of regulation. Nasdaq has also introduced several new data products that are designed to provide market participants with new and more extensive market information and to provide Nasdaq with new revenue streams. See “Competition—Market Services-Market Information Services.”

In 2004, Nasdaq is requesting SEC approval of a centralized order facility to determine a single price for the open and close of each security listed on The Nasdaq Stock Market, to be known as the Nasdaq

Opening Cross and Nasdaq Closing Cross, respectively. The new opening and closing crosses will be designed to establish prices more representative of the prevailing market at the open and close of trading in Nasdaq-listed securities and to increase Nasdaq’s trading activity at those critical periods. Because of the importance of the open and close as reference prices for large orders and derivative settlements, Nasdaq is working to have the Nasdaq Opening Cross and Nasdaq Closing Cross adopted by sponsors of stock indices and derivative markets.

ISSUER SERVICES.

Corporate Client Group.   Nasdaq’s strategies for maintaining its current listings in both The Nasdaq National Market and The Nasdaq SmallCap Market and gaining new listings include building global brand identity, developing joint marketing opportunities with listed companies, communicating better with key decision makers and providing other value-added services to Nasdaq-listed companies. Nasdaq’s marketing efforts have centered on creating a valuable brand—an important factor in attracting and retaining large world-class growth companies.

In terms of obtaining new listings, Nasdaq will focus its efforts in two areas. First, Nasdaq will continue to pursue listings from companies preparing for IPOs. Over the last three years, general market and economic conditions have made it difficult for many companies to access the public equity markets. However, improving market conditions, particularly in the second half of 2003, enabled more companies to access the capital markets than in recent years. As has historically been the case, most of the IPOs on primary U.S. markets in 2003 have listed on The Nasdaq Stock Market. Second, Nasdaq is marketing its services to companies currently listed on other stock markets. Nasdaq believes that its market model, strong global reputation and value-added services will enable it to compete successfully for listings. Nasdaq employs a variety of initiatives and tools in its marketing efforts, including media advertising, the Internet (Nasdaq.com) and international road shows.

Nasdaq competes primarily with the NYSE for larger company listings on The Nasdaq National Market. As of December 31, 2003, there were 3,333 companies listed on The Nasdaq Stock Market with an aggregate domestic market capitalization of $2.95 trillion compared to 2,750 companies listed on the NYSE with an aggregate domestic market capitalization of $11.3 trillion. Rule 500 of the NYSE historically has made it very difficult for companies to voluntarily delist from the NYSE. During 2003, no companies transferred from the NYSE to The Nasdaq Stock Market, while 18 companies switched to the NYSE from The Nasdaq National Market. Nasdaq has for many years argued that Rule 500 served as an anticompetitive measure that harmed both listed companies and investors. In 2003, the NYSE repealed Rule 500 effective October 30, 2003. In January 2004, Nasdaq announced that six NYSE-listed stocks had agreed to also list on The Nasdaq Stock Market. While Nasdaq has agreed to waive its listing fees for one year, Nasdaq believes that the dual listing program will enhance competition, thereby benefiting investors, and has the potential to generate revenues for Nasdaq from listing fees in subsequent years and from a possible increase in the trading of these stocks through Nasdaq systems. Nasdaq intends to actively market itself to other NYSE-listed companies.

Nasdaq competes with Amex for listings on both The Nasdaq National Market and The Nasdaq SmallCap Market. During the year ended December 31, 2003, seven companies transferred from Amex to The Nasdaq National Market. During this period, two companies switched to Amex from The Nasdaq National Market and four companies switched to Amex from The Nasdaq SmallCap Market. In addition, the Pacific Stock Exchange has announced that it intends in the future to seek listings on its Archipelago Exchange. It is unclear at this time whether this type of market will become a significant competitor for Nasdaq in the listings area.

Companies also have a choice of not listing on any market. In that case, broker-dealers may still make markets for such securities and post their quotes on the OTC Bulletin Board or the Pink Sheets, owned by Pink Sheets LLC, a private company.

Nasdaq Financial Products.   Nasdaq-sponsored financial products are subject to intense competition from other ETFs, derivatives and structured products as investment alternatives. The source of this competition is not only large ETF family sponsors, but also, increasingly, from other mutual fund sponsors originating ETFs. Likewise, The Nasdaq Stock Market is subject to intense competition for the listing of these products from other exchanges. The indices on which these products are based face competition from other indices which can be considered competitive with Nasdaq indices. For example, there are a number of indices that aim to track the technology sector and may from time to time have a high degree of correlation with the Nasdaq-100 Index and Nasdaq Composite Index.  Nasdaq, as a new product innovator, faces competition among other investment banks, markets or other product developers in designing products that meet investor needs.

Employees

As of March 1, 2004, Nasdaq had 931 employees. None of its employees is subject to collective bargaining agreements or is represented by a union. Nasdaq considers its relations with its employees to be good.

Nasdaq Website and Availability of SEC Filings

Nasdaq’s Internet website is www.nasdaq.com. Information on Nasdaq’s website is not a part of this Form 10-K. Nasdaq will make available free of charge on its website, or provide a link to, its Forms 10-K, Forms 10-Q and Forms 8-K and any amendments to these documents, that are filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after Nasdaq electronically files such material with, or furnishes it to the SEC. To access these filings, go to Nasdaq’s website and click on “Inside NASDAQ,” then click on “Investor Relations,” then click on “SEC Filings.”

Service, Regulatory and Technology Contractual Relationships with the NASD, NASDR and Amex

Although it is contemplated that the NASD will eventually divest completely its ownership interest in Nasdaq, there may still exist certain contractual relationships between the parties once this happens. For example, prior to the Restructuring, Nasdaq had access to many support functions of the NASD, including certain financial, real estate, legal, human resources and information services and corporate and administrative services. The NASD and Nasdaq entered into a Separation and Common Services Agreement, dated as of January 1, 2002 (the “ Separation Agreement”). The services to be provided to Nasdaq by the NASD under the Separation Agreement are limited to certain finance, technology infrastructure, facilities sharing and legal services, which are substantially more limited than what was previously provided by the NASD. Under the Separation Agreement, Nasdaq pays to the NASD the costs of the services provided, including any incidental expenses associated with such services. Nasdaq’s costs for services provided by the NASD were $1.2 million in 2003, as compared to $5.1 million in 2002. Nasdaq anticipates that the annual costs for services under the Separation Agreement will continue to drop in future years as Nasdaq reviews the provision of these services and continues to internalize more of these services or seeks alternative third party providers. See “—Risk Factors—Lack of operating history as for-profit entity and potential conflicts of interest with related parties,” “—Risk Factors—The intercompany agreements may not be effected on terms as favorable to Nasdaq as could have been obtained from unaffiliated third parties” and “Item 13. Certain Relationships and Related Transactions.”

On June 28, 2000, Nasdaq and NASD Regulation, Inc. (“NASDR”), a wholly-owned subsidiary of the NASD, signed a Regulatory Services Agreement pursuant to which NASDR or its subsidiaries would provide regulatory services to Nasdaq and its subsidiaries commencing upon the effectiveness of Exchange Registration. As a result, no services have been performed under this agreement. Pursuant to the terms of the Regulatory Services Agreement, the services provided will be of the same type and scope as are currently provided by NASDR to Nasdaq under the Delegation Plan for a term of ten years. Each regulatory service is to be provided for a minimum of five years, after which time the parties may determine to terminate the provision by NASDR of a particular service. The termination of a particular service will generally be based upon a review of pricing and the need for such services. In 2003, Nasdaq paid NASDR $61.8 million for regulatory services provided pursuant to the Delegation Plan, versus $76.7 million in 2002. This reduction was due to careful review of  NASDR’s charges and the allocation of these charges among the markets it regulates. Nasdaq believes that ongoing review of these charges and the related services, especially with respect to the technology used to provide those services, may reduce these costs further in 2004 without affecting the quality of regulatory oversight.  Nasdaq has approached the NASD about formalizing the services provided pursuant to the Delegation Plan in a written contract to be effective until Exchange Registration.

On February 6, 2002, Nasdaq, the NASD and Amex entered into a Technology Transition Agreement to provide for the sharing of certain administrative and regulatory technologies between Nasdaq and Amex and the provision of certain technology services by Nasdaq to Amex. This agreement replaces the existing technology arrangements among the parties that resulted from the NASD’s acquisition of Amex in 1998. Depending upon the applicable service or technology, the term of the agreement ranges between three months and two years while Amex reconstructs these services and technologies in-house, with an option for Amex to extend the term for certain services for up to one year. Pursuant to this agreement, Amex will pay Nasdaq the direct costs of the services provided by Nasdaq, plus certain administrative costs. In addition, this agreement provides that Nasdaq and the NASD contribute to a fund, administered by the NASD, to pay the costs incurred in the implementation of this agreement. In 2002 and 2001, Nasdaq accrued $5.3 million and $9.2 million, respectively, under this commitment, fulfilling its commitment. As of December 31, 2003, $9.5 million has been paid to Amex. The remaining commitment is expected to be paid in 2004.

The parties also entered into a Master Agreement on February 6, 2002 to govern certain non-technology related matters among the parties and their respective affiliates. This agreement, among other things, sets forth the terms of certain trading rights between Nasdaq and Amex. See “—Risk Factors—Lack of operating history as for-profit entity and potential conflicts of interest with related parties,” “—Risk Factors—The intercompany agreements may not be effected on terms as favorable to Nasdaq as could have been obtained from unaffiliated third parties” and “Item 13. Certain Relationships and Related Transactions.”

Executive Officers

The executive officers of Nasdaq are as follows:

Name	Age	Position
Robert Greifeld	46	Chief Executive Officer and President
Bruce Aust	40	Executive Vice President—Corporate Client Group
Christopher R. Concannon	36	Executive Vice President—Transaction Services
Adena T. Friedman	34	Executive Vice President—Data Products and Corporate Strategy
Ronald Hassen	51	Senior Vice President, Controller, Principal Accounting Officer and Treasurer
John L. Jacobs	45	Executive Vice President of Nasdaq Financial Products and Worldwide Marketing
Edward S. Knight	53	Executive Vice President and General Counsel
Steven J. Randich	41	Executive Vice President Operations & Technology and Chief Information Officer
David P. Warren	50	Executive Vice President—Chief Financial Officer

Robert Greifeld,a member of the Nasdaq Board, was appointed President and Chief Executive Officer of Nasdaq in May 2003. Prior to joining Nasdaq, Mr. Greifeld was an Executive Vice President at SunGard Data Systems, Inc., a global provider of integrated software and processing solutions for financial services and a provider of information availability services. Mr. Greifeld joined SunGard in 1999 through SunGard’s acquisition of Automated Securities Clearance, Inc. (“ASC”). From 1991-1999, Mr. Greifeld was the Chief Operating Officer of ASC.

Bruce Aust became the Executive Vice President of the Corporate Client Group in July 2003. Prior to his current position, Mr. Aust served as Executive Director and Vice President of the Corporate Client Group. Before joining Nasdaq in 1998, Mr. Aust served 12 years at Fidelity Investments in a variety of sales, trading and management positions in Dallas, Boston, Los Angeles and San Francisco.

Christopher R. Concannon became the Executive Vice President of Transaction Services in October 2003 and joined Nasdaq as Executive Vice President of Strategy and Business Development in May 2003. Before joining Nasdaq, Mr. Concannon worked from 2002 to 2003 at Instinet Group, Inc., a holding company that operates an alternative trading system and whose subsidiaries provide global agency and other brokerage services. Mr. Concannon served most recently as President of Instinet Clearing Services, Inc. From 1999 to 2002, Mr. Concannon worked at Island ECN, Inc., an alternative trading system, in several positions including Special Counsel and Vice President of Business Development. Prior to that, Mr. Concannon worked at Morgan, Lewis and Bockius, LLP from 1997 to 1999 as an associate.

Adena T. Friedman became Executive Vice President of Data Products in January 2002 and oversees Nasdaq’s Market Information Services. In October 2003, Ms. Friedman assumed additional responsibilities as head of Nasdaq’s Corporate Strategy.  Prior to her current position, Ms. Friedman was Senior Vice President of Nasdaq Data Products from January 2001 to January 2002, Vice President of OTC Bulletin Board, Mutual Fund Quotation Service and NasdaqTrader.com from January 2000 to January 2001, Director of OTC Bulletin Board and Mutual Fund Quotation Service from August 1997 to January 2000 and Marketing Manager overseeing Nasdaq’s marketing efforts to broker-dealers from April 1995 to August 1997. Ms. Friedman joined Nasdaq in 1993.

Ronald Hassen became Senior Vice President and Controller in March 2002, Principal Accounting Officer in May 2002 and Treasurer in November 2002. Prior to joining Nasdaq, Mr. Hassen served as Controller of Deutsche Bank North America from June 1999, after its acquisition of Bankers Trust Company. Mr. Hassen joined Bankers Trust in 1989, serving most recently as Principal Accounting Officer from 1997 until the company’s acquisition by Deutsche Bank.

John L. Jacobs became Executive Vice President of Nasdaq Financial Products and Worldwide Marketing in July 2002 and oversees Nasdaq’s Financial Products business and various marketing activities. Mr. Jacobs serves as CEO of Nasdaq Financial Products, Inc. and Chairman of Nasdaq Financial Product Services Ireland Limited. Prior to his current position, Mr. Jacobs served as Senior Vice President of Worldwide Marketing and Financial Products since January 2000 and as Vice President of Investor Services and Worldwide Marketing since January 1997. Mr. Jacobs joined Nasdaq in 1983.

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

David P. Warren became Executive Vice President and Chief Administrative Officer of Nasdaq in January 2001 and CFO in September 2001. Mr. Warren oversees finance, human resources and all administrative services including real estate, property management and purchasing. Prior to his current position, Mr. Warren was CFO of the Long Island Power Authority from 1998 to 2000.

Risk Factors

This Form 10-K contains forward-looking statements that involve risks and uncertainties. Nasdaq’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by Nasdaq described below and elsewhere in this Form 10-K.

The risks and uncertainties described below are not the only ones facing Nasdaq. Additional risks and uncertainties not presently known to Nasdaq or that Nasdaq currently believes to be immaterial may also adversely affect Nasdaq’s business. If any of the following risks actually occur, Nasdaq’s business, financial condition, or operating results could be materially adversely affected.

Nasdaq’s operating results could fluctuate significantly in the future.

Nasdaq’s operating results may fluctuate significantly in the future as a result of a variety of factors, including: (i) a decrease in the trading volume in The Nasdaq Stock Market; (ii) increased competition from regional exchanges, ECNs, the ADF or other alternative trading systems that might reduce market share and create pricing pressure; (iii) competition from the NYSE or new competing exchanges for new listings; (iv) a reduction in market information revenues; (v) reduction in the rate at which The Nasdaq Stock Market obtains new listings and maintains its current listings; (vi) regulatory changes and compliance costs; (vii) Nasdaq’s ability to utilize its capital effectively; (viii) Nasdaq’s ability to manage personnel, overhead and other expenses, in particular technology expenses; and (ix) general market and economic conditions.

Nasdaq’s business could be harmed by market fluctuations and other risks associated with the securities industry generally.

A substantial portion of Nasdaq’s revenues are tied to the trading volume of its listed securities. Trading volume is directly affected by economic and political conditions, broad trends in business and finance and changes in price levels of securities and by the overall level of investor confidence. A continuation of the weak economic conditions of the past several years or a worsening of the economy or the securities markets could result in a further decline in trading volume. Nasdaq is also particularly affected by declines in trading volume in technology-related securities because a significant portion of its customers trade in these types of securities and a large number of technology-related companies are listed on The Nasdaq Stock Market. A decline in trading volume would lower revenues from Transaction Services and Market Information Services and Nasdaq’s profitability may be adversely affected if it is unable to reduce costs at the same rate. In addition, investor confidence and trader interest can be affected by factors outside our control, such as publicity surrounding several recent investigations and prosecutions for corporate governance or accounting irregularities at public companies. Although there has been a recent increase in the number of IPOs, any stagnation or decline in the IPO market is also likely to have an adverse effect on Nasdaq’s revenues, including, in particular, revenues from listing fees. In addition, poor economic conditions could lead to an increase in the number of companies delisted from The Nasdaq Stock Market.

Substantial listing competition could reduce Nasdaq’s revenues.

The Nasdaq Stock Market faces competition for listings from other primary exchanges, especially from the NYSE. In addition to competition for initial listings, The Nasdaq Stock Market also competes with the NYSE to maintain listings. In the past, a number of issuers listed on The Nasdaq Stock Market have left for the NYSE each year. The largest 50 Nasdaq-listed issuers (based on U.S. market value) accounted for approximately 51.7% of total dollar volume traded on The Nasdaq Stock Market for the year ended December 31, 2003. While the loss of one or more of these issuers would result in a decrease in revenues from Nasdaq’s Corporate Client Group, such a loss would cause an even more significant reduction in revenues from Nasdaq’s Transaction Services and Market Information Services. The reduction in initial listings or the loss of a top issuer could have an adverse effect on Nasdaq’s business, financial condition, or operating results.

Competition by regional exchanges and the ADF may reduce Nasdaq’s transactions, trade reporting and market information revenues and impact the ability of Nasdaq to increase its market share of transactions in Nasdaq-listed securities.

Nasdaq has invested considerably in its execution services, such as SuperMontage. These services have been launched into a competitive environment. Any decision by market participants to quote through regional exchanges or the ADF, as discussed below, could have a negative impact on Nasdaq’s share of quotes and trades in securities listed on The Nasdaq Stock Market and may adversely affect Nasdaq’s business, financial condition and operating results.

Nasdaq is currently facing increased competition from regional exchanges for quoting and trade reporting business, which affects Transaction Services and Market Information Services revenues. Several ECNs have been quoting and reporting trades to various regional exchanges. Nasdaq has taken several steps in response, including (i) discussing with UTP Plan exchanges how they can continue to interact with SuperMontage (as the Chicago Stock Exchange does), (ii) adjusting our transactions pricing to be more competitive with ECNs that do not quote or report through Nasdaq, (iii) working to make functionality of SuperMontage reflect the needs of ECNs that choose to remain in Nasdaq and (iv) creating a General Revenue Sharing program to compete with similar profit sharing programs at competing UTP exchanges. These actions may not be sufficient to regain lost business or prevent other market participants from shifting some of their trade reporting to regional exchanges. Nasdaq may be required to take further action to remain competitive.

As a condition for its approval of SuperMontage, the SEC required the NASD to provide NASD members with the ability to opt-out of SuperMontage by providing the ADF as an alternative quotation and trade reporting facility for NASD members. At least one ECN has in the past quoted through the ADF rather than through SuperMontage. If additional market participants quote through the ADF, Nasdaq faces the risk of reduced market share in Transaction Services and Market Information Services revenues, which could adversely affect Nasdaq’s business, financial condition and operating results.

Nasdaq’s revenues would be adversely affected by ECNs that register as exchanges.

The Pacific Stock Exchange has established the Archipelago Exchange as its equities trading facility. Exchanges that are UTP Plan participants are entitled to a share of Tape Fees. A proliferation in the number of exchanges and UTP Plan participants could have an adverse impact on Nasdaq’s Transaction Services and Market Information Services revenues if quoting, trading and trade reporting are fragmented across exchanges and marketplaces.

In addition, new exchanges could adversely affect Nasdaq’s revenues from listings. ECNs, unlike exchanges, historically have not provided listing venues. The Pacific Stock Exchange has announced that the Archipelago Exchange intends to begin competing for listings. If more ECNs become exchanges and are successful in attracting listings, there can be no assurances that Nasdaq will be able to maintain or increase its listing revenues. The reduction in initial listings or the loss of a top issuer could have an adverse effect on Nasdaq’s business, financial condition and operating results. See “—Substantial listing competition could reduce Nasdaq’s revenues.”

Substantial competition could reduce The Nasdaq Stock Market’s market share and harm Nasdaq’s financial performance.

It is possible that a competing securities exchange, network provider, or technology company could develop ways to replicate Nasdaq’s network more efficiently than Nasdaq and persuade a critical mass of market participants to switch to a new network.

If there is an increase in the number of market makers or ECNs that determine they do enough order routing traffic to justify setting up a proprietary network for their traffic, Nasdaq may be forced to alter its pricing structure or risk losing its share of the order routing or execution business. In addition, certain system providers link many market makers in The Nasdaq Stock Market. These systems may be able to increase the number of orders executed through their systems versus the Nasdaq systems. A reduction in Nasdaq’s order routing or execution business could have an adverse effect on Nasdaq’s business, financial condition and operating results.

The traditional products and services offered by markets are being unbundled. Historically, Nasdaq provided listings, execution services information services and regulatory services to the investing public. Currently, there are many competitors operating in the execution services market. In recent years, Nasdaq has aggressively updated its products mix and its pricing models to reflect this unbundling of services. However,  Nasdaq faces multiple pricing constraints including, in particular, regulatory constraints that may prevent it from competing effectively in certain markets.

Nasdaq is subject to extensive regulation that may harm its ability to compete with less regulated entities.

Under current federal securities laws, changes in Nasdaq’s rules and operations, including its pricing structure, must be approved by the SEC. The SEC may approve, disapprove, or recommend changes to proposals submitted by Nasdaq. In addition, the SEC may delay the initiation of the public comment process or the approval process. This delay in approving changes, or the altering of any proposed change, could have an adverse effect on Nasdaq’s business, financial condition and operating results. Nasdaq must compete not only with ECNs that are not subject to the SEC approval process, but also with other exchanges that are subject to lower regulation and surveillance costs than Nasdaq. This self-regulation cost that Nasdaq is required to undertake contributes to the high quality regulation of its market that Nasdaq desires. However, with the fragmentation of trading that has occurred through SEC encouragement, fragmentation of regulation has followed and there is a significant risk that the effectiveness of the regulation services that Nasdaq pays the NASD to provide will diminish due to this fragmentation. Additionally, there is a risk that trading will shift to exchanges that spend significantly less on regulation services. Nasdaq has raised both concerns—regulatory fragmentation and regulatory arbitrage—to the SEC in an attempt to ensure that the SEC does not permit competition to harm regulation. However, there can be no assurance that the SEC will act favorably regarding Nasdaq’s arguments.

System limitations or failures or security breaches could harm Nasdaq’s business.

Nasdaq’s business depends on the integrity and performance of the computer and communications systems supporting it. If Nasdaq’s systems cannot be expanded to cope with increased demand or otherwise fail to perform, Nasdaq could experience unanticipated disruptions in service, slower response times and delays in the introduction of new products and services. These consequences could result in lower trading volumes, financial losses, decreased customer service and satisfaction, litigation or customer claims and regulatory sanctions. Nasdaq has experienced occasional systems failures and delays in the past and it could experience future systems failures and delays.

Nasdaq uses internally developed systems to operate its business, including transaction processing systems to accommodate increased capacity. However, if The Nasdaq Stock Market’s trading volume increases unexpectedly, Nasdaq will need to expand and upgrade its technology, transaction processing systems and network infrastructure. Nasdaq does not know whether it will be able to project accurately the rate, timing, or cost of any increases, or expand and upgrade its systems and infrastructure to accommodate any increases in a timely manner.

Nasdaq’s systems and operations also are vulnerable to damage or interruption from human error, natural disasters, power loss, sabotage or terrorism, computer viruses, intentional acts of vandalism and similar events. Nasdaq has active and aggressive programs in place to identify and minimize its exposure to these vulnerabilities and works in collaboration with the technology industry to share corrective measures with Nasdaq’s business partners. Nasdaq currently maintains multiple computer facilities that are designed to provide redundancy and back-up to reduce the risk of system disruptions and has facilities in place that are expected to maintain service during a system disruption. Any system failure that causes an interruption in service or decreases the responsiveness of Nasdaq’s service could impair its reputation, damage its brand name and negatively impact its revenues. Nasdaq also relies on a number of third parties for systems support. Any interruption in these third-party services or deterioration in the performance of these services could also be disruptive to Nasdaq’s business and have a material adverse effect on its business, financial condition and operating results.

Nasdaq may not be able to keep up with rapid technological and other competitive changes affecting the structure of the securities markets.

The markets in which Nasdaq competes are characterized by rapidly changing technology, evolving industry standards, frequent enhancements to existing services and products, the introduction of new services and products and changing customer demands. These market characteristics are heightened by the emerging nature of the Internet and the trend for companies from many industries to offer Internet-based products and services. In addition, the widespread adoption of new Internet, networking, or telecommunications technologies or other technological changes could require Nasdaq to incur substantial expenditures to modify or adapt its services or infrastructure. Nasdaq’s future success will depend on its ability to respond to changing technologies on a timely and cost-effective basis. Nasdaq’s operating results may be adversely affected if it cannot successfully develop, introduce, or market new services and products. In addition, any failure by Nasdaq to anticipate or respond adequately to changes in technology and customer preferences, or any significant delays in other product development efforts, could have a material adverse effect on Nasdaq’s business, financial condition and operating results.

Nasdaq’s revenues may be impacted by competition in the business for structured financial products.

In recent years, Nasdaq has been able to substantially grow its Nasdaq Financial Products business, which creates and licenses Nasdaq-branded financial products, including ETFs such as QQQ and related options and other financial products. Nasdaq-sponsored financial products are subject to intense competition from other ETFs, derivatives and structured products as investment alternatives. Nasdaq’s revenues may be adversely affected by increasing competition from competitors’ financial products designed to replicate or correlate with the performance of Nasdaq financial products.

In addition, the legal and regulatory climate, which supports the licensing of these financial products, may change. For certain license agreements there could be an increased risk of counter party default. In this intensely competitive environment, new entrants may seek to avoid the cost of licensing by trading QQQ or other Nasdaq financial products without a license. In the year ended December 31, 2003, Nasdaq received approximately $3.4 million in licensing fees for the trading of QQQ.  Nasdaq has filed one lawsuit against a party trading QQQ without a license and intends to defend its intellectual property rights and take appropriate legal action against any other entity that seeks to trade Nasdaq financial products without obtaining a license from Nasdaq.

Nasdaq may have difficulty responding to sudden changes in the competitive landscape due its cost structure.

Over the last several years, the securities industry and stock markets have faced generally adverse conditions and increased competition. As a result, Nasdaq has not been able, and in the future may not be able, to maintain revenues and income levels from prior periods of substantial growth in the securities industry. In addition, Nasdaq may have difficulty managing its business as it is forced to reduce its expenses to deal with contraction in its business. In an attempt to stimulate future growth, Nasdaq has undertaken several initiatives to increase its business, including enhancing existing products, developing new products and forming strategic relationships. The increased costs associated with these initiatives may not be offset by corresponding increases in its revenues. In addition, Nasdaq’s ability to rapidly reduce its cost structure in response to competitive pressure is limited by its substantial fixed costs, particularly in technology and regulatory areas, that are necessary to operate The Nasdaq Stock Market. No assurance can be made that Nasdaq has made adequate allowances for the changes and risks associated with the weakened equities market, that its systems and procedures, will be adequate to support its operations, or that its management will be able to offer and expand its services successfully, particularly in adverse market conditions. If Nasdaq is unable to manage its operations effectively, its business, financial condition and operating results could be adversely affected.

Nasdaq may need additional funds to support its business plan.

Nasdaq depends on the availability of adequate capital to maintain and develop its business. Nasdaq believes that its current capital requirements will be met from internally generated funds and from the funds previously raised in connection with the Restructuring. However, based upon a variety of factors, including Nasdaq’s market share, reductions in fee levels caused by increased competition, the cost of service and technology upgrades and regulatory costs, Nasdaq’s ability to fund its capital requirements may vary from those currently planned. There can be no assurance that additional capital will be available on a timely basis, or on favorable terms or at all.

As of the date of this report, Nasdaq had issued and outstanding 1,338,402 shares of Series A Preferred Stock, as a result of which Nasdaq is required to make regular dividend payments to the NASD. The dividends payable are calculated based on a dividend rate that increases from 7.6% to 10.6% in all years commencing in March 2004.

Nasdaq’s financial condition and results of operations may suffer if Nasdaq incurs more charges than currently anticipated.

In June 2003, Nasdaq announced the results of a strategic review designed to eliminate non-core products and initiatives in order to position Nasdaq for improved profitability and growth. Through the end of 2003, Nasdaq had incurred $145.5 million in pre-tax charges related to the elimination of these products and services. See note 2, “Significant Transactions,” to the consolidated financial statements. Nasdaq continues to evaluate its cost structure relative to its revenue levels and may take additional charges in the future. If Nasdaq’s estimates about future charges prove to be inadequate, its financial condition and results of operations could be adversely affected.

Regulatory changes recently proposed by the SEC could have a material adverse effect on Nasdaq’s business.

On February 24, 2004, the SEC Commissioners voted at an open meeting to publish for comment Regulation NMS, a series of proposals designed to modernize the regulatory structure of the U.S. equity markets. Regulation NMS addresses the trade-through rule, intermarket access, market data and sub-penny pricing. Specifically, Regulation NMS would (i) establish a uniform trade-through rule for all market centers that would, subject to certain exceptions, require SROs and exchanges to establish procedures to prevent trade execution at a price inferior to the national best bid or offer, (ii) establish a uniform market access rule to promote non-discriminatory access to the best prices displayed by market centers, cap access fees at one-tenth of a cent per share per intermediary and two-tenths of a cent per share per trade, and restrict entry of quotations that lock or cross the quotations of other markets, (iii) change the existing arrangements for collecting and allocating revenues derived from market data fees, authorize market centers to distribute their own additional data separate from other markets, and establish uniform standards for the terms of such distribution, and (iv) prohibit market participants from accepting, ranking, or displaying orders, quotes, or indications of interest in a pricing increment less than a penny in national market system stocks, other than those with a share price below $1.00.

The proposed rules are subject to public comment for a period of 75 days following publication in the Federal Register. Nasdaq cannot predict whether these proposed changes will be adopted by the SEC in their proposed form, a different form, or at all. Accordingly, Nasdaq cannot predict the impact these proposed rule changes will have on its business. If the SEC adopts a proposal that (i) reduces the market data fees or revenues Nasdaq receives for trade executions, (ii) imposes significant regulatory compliance costs upon the company, and/or (iii) reduces the number of orders routed to its systems for execution, Nasdaq’s results of operations and future profitability may be adversely affected.

Failure to protect its intellectual property rights could harm Nasdaq’s brand-building efforts and ability to compete effectively.

To protect its rights to its intellectual property, Nasdaq relies on a combination of trademark laws, copyright laws, patent laws, trade secret protection, confidentiality agreements and other contractual arrangements with its affiliates, clients, strategic partners and others. The protective steps Nasdaq has taken may be inadequate to deter misappropriation of its proprietary information. Nasdaq may be unable to detect the unauthorized use of, or take appropriate steps to enforce, its intellectual property rights. Nasdaq has registered, or applied to register, its trademarks in the U.S. and in 40 foreign jurisdictions and has pending U.S. and foreign applications for other trademarks. Effective trademark, copyright, patent and trade secret protection may not be available in every country in which Nasdaq offers or intends to offer its services. Failure to protect its intellectual property adequately could harm its brand and affect its ability to compete effectively. Further, defending its intellectual property rights could result in the expenditure of significant financial and managerial resources, which could adversely affect Nasdaq’s business, financial condition and operating results.

Failure to attract and retain key personnel may adversely affect Nasdaq’s ability to conduct its business.

Nasdaq’s future success depends on the continued service and performance of its senior management and certain other key personnel. For example, Nasdaq is dependent on specialized systems personnel to operate, maintain and upgrade its systems. The inability of Nasdaq to retain key personnel or retain other qualified personnel could adversely affect Nasdaq’s business, financial condition and operating results.

Nasdaq is subject to risks relating to litigation and potential securities laws liability.

Many aspects of Nasdaq’s business potentially involve substantial risks of liability. While Nasdaq enjoys immunity for self-regulatory organization activities, it could be exposed to liability under federal and state securities laws, other federal and state laws and court decisions, as well as rules and regulations promulgated by the SEC and other federal and state agencies. These risks include, among others, potential liability from disputes over the terms of a trade, or claims that a system failure or delay cost a customer money, that Nasdaq entered into an unauthorized transaction or that it provided materially false or misleading statements in connection with a securities transaction. As Nasdaq intends to defend any such litigation actively, significant legal expenses could be incurred. An adverse resolution of any future lawsuit or claim against Nasdaq could have an adverse effect on its business, financial condition and operating results.

Lack of operating history as for-profit entity and potential conflicts of interest with related parties.

While Nasdaq has an established operating history, it has only operated as a for-profit company with private ownership interests since June 28, 2000. Therefore, Nasdaq is subject to the risks and uncertainties associated with any recently independent company. Until Exchange Registration, the NASD will retain voting control over Nasdaq. See “Item 1. Business—Nasdaq’s History and Structure.” Until Exchange Registration, the NASD will be in a position to continue to control substantially all matters affecting Nasdaq, including any determination with respect to the direction and policies of Nasdaq, acquisition or disposition of assets, future issuances of securities of Nasdaq, Nasdaq’s incurrence of debt and any dividend payable on the Common Stock.

Conflicts of interest may arise between Nasdaq and the NASD, or its affiliates, in a number of areas relating to their past and ongoing relationships, including the nature, quality and pricing of services rendered; shared marketing functions; tax and employee benefit matters; indemnity agreements; sales or distributions by the NASD of all or any portion of its ownership interest in Nasdaq; or the NASD’s ability to influence certain affairs of Nasdaq prior to Exchange Registration. There can be no assurance that the NASD and Nasdaq will be able to resolve any potential conflict or that, if resolved, Nasdaq would not receive more favorable resolution if it were dealing with an unaffiliated party.

Conflicts may also arise between Nasdaq and Amex by virtue of commitments made by the NASD in connection with the NASD’s acquisition of Amex.

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

In the future Nasdaq may determine that it is necessary to negotiate new contracts with the NASD or its affiliates, or to renegotiate existing contracts between the parties. Although it is the intention of the parties to negotiate agreements that provide for arm’s length, fair market value pricing, there can be no assurance that these contemplated agreements, or the transactions provided in them, will be effected on terms as favorable to Nasdaq as could have been obtained from unaffiliated third parties. The cost to Nasdaq for such services could increase at a faster rate than its revenues and could adversely affect Nasdaq’s business, financial condition and operating results. See “Item 13. Certain Relationships and Related Transactions.”

The SEC may challenge or not approve Nasdaq’s plan to become a national securities exchange or it may require changes in the manner Nasdaq conducts its business before granting this approval.

The SEC may not approve Nasdaq’s application for Exchange Registration or may require changes in Nasdaq’s corporate governance structure and the way Nasdaq conducts its business before granting this approval. Failure to be so registered could adversely effect Nasdaq’s competitive position and could have a material adverse effect on Nasdaq’s business conditions and business prospects.

In connection with Exchange Registration, certain changes must be made to the national market system plans. Certain participants in the plans may object to, or request modifications to, amendments proposed by Nasdaq. Failure to resolve these issues in a timely manner could further delay Exchange Registration.

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

In addition, the SEC has not yet agreed and may not agree to Nasdaq’s proposal to continue to operate the OTC Bulletin Board after Exchange Registration.

There currently is a limited trading market for the Common Stock.

The Common Stock is traded in the over-the-counter market through the OTC Bulletin Board. The trading volume in the Common Stock has been relatively limited, with average daily trading volume during 2003 of approximately 17,000 shares. A more active trading market for the Common Stock may not develop and such market as does develop on the OTC Bulletin Board may have limited liquidity and considerable volatility.

Item 2. Properties.

The following is a description of Nasdaq’s material properties as of December 31, 2003.

Location	Use	Size (approximate, in square feet)	Type of Possession
New York, New York	Location of MarketSite	26,000	Leased by Nasdaq
New York, New York	Nasdaq headquarters	78,000	Subleased from the NASD
New York, New York	General office space	24,000	Leased by Nasdaq
New York, New York	General office space	53,000	Leased by Nasdaq
Rockville, Maryland	General office space	78,000	Leased by Nasdaq
Trumbull, Connecticut	Location for Nasdaq’s technology services, systems engineering and market operations	162,000	Owned by Nasdaq
Trumbull, Connecticut	General office space	47,000	Leased by Nasdaq
Washington, D.C.	General office space	15,000	Occupied pursuant to a shared facilities agreement with the NASD
Rockville, Maryland	Location of Nasdaq data center	99,000	Owned by Nasdaq

In addition to the above, Nasdaq currently leases administrative, sales and disaster preparedness facilities in Chicago, Illinois; Menlo Park, California; Norwalk, Connecticut; Jersey City, New Jersey; London, England; Sao Paulo, Brazil; and Montreal, Canada.

Nasdaq continues to explore its options for subleasing or disposing of the certain office space in New York, New York, Jersey City, New Jersey and Rockville, Maryland. The total available space for sublease is 125,000 square feet. Approximately 19,000 square feet has been sublet as of February 2004.

Item 3. Legal Proceedings.

Nasdaq is not currently a party to any litigation that it believes could have a material adverse effect on its business, financial condition, or operating results. However, from time to time, Nasdaq has been threatened with, or named as a defendant, in lawsuits.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of Nasdaq’s stockholders during the fourth quarter of 2003.

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Market Information.    Nasdaq’s Common Stock began trading on the OTC Bulletin Board on July 1, 2002 under the symbol “NDAQ” upon termination of certain contractual transfer restrictions contained in the private placements of Common Stock. No established public trading market existed for the Common Stock prior to July 2002.

There currently is a limited trading market for the Common Stock. The following chart lists the quarterly high and low bid prices for shares of the Common Stock for 2003 and the third and fourth quarters of 2002. These prices are between dealers and do not include retail markups, markdowns or other fee and commissions and may not represent actual transactions.

	High	Low
Fiscal 2003
Fourth quarter	$9.35	$8.05
Third quarter	10.05	6.75
Second quarter	8.55	5.15
First quarter	10.40	6.75
Fiscal 2002
Fourth quarter	$11.20	$6.25
Third quarter	13.75	9.05

Holders.    As of March 3, 2004, Nasdaq had approximately 1,760 holders of record of its Common Stock.

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

Selected Consolidated Financial Data

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except share amounts)
Statements of Operations Data:(1)
Total revenues	$589,845	$787,154	$848,070	$832,141	$634,101
Total expenses	647,159	675,307	764,533	634,130	499,736
Net (loss) income from continuing operations	(45,112)	65,021	60,055	126,177	86,149
Cumulative effect of change in accounting principle(2)	—	—	—	(101,090)	—
Loss from discontinued operations, net of tax	(60,335)	(21,893)	(19,592)	(1,781)	—
Net (loss) income	(105,447)	43,128	40,463	23,306	86,149
Net (loss) income applicable to common stockholders	(113,726)	33,363	40,463	23,306	86,149
Weighted average common shares outstanding(3)	78,378,376	83,650,478	116,458,902	112,090,493	100,000,000
Basic and diluted net (loss) earnings per share:
Continuing operations	$(0.68)	$0.66	$0.52	$1.13	$0.86
Cumulative effect of change in accounting principle	—	—	—	(0.90)	—
Discontinued operations	(0.77)	(0.26)	(0.17)	(0.02)	—
Total basic and diluted net (loss) earnings per share	$(1.45)	$0.40	$0.35	$0.21	$0.86

	December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Balance Sheet Data:(1)(4)
Cash and cash equivalents	$148,929	$201,463	$281,149	$262,257	$10,598
Total assets(5)	851,254	1,175,914	1,326,251	1,164,399	578,254
Total long-term liabilities(5)	452,927	636,210	529,029	221,464	78,965
Total stockholders’ equity(5)	160,696	270,872	518,388	645,159	352,012

(1)    Certain prior period amounts have been reclassified to conform with the 2003 presentation.

(2)    As a result of the adoption of Staff Accounting Bulletin 101, “Revenue Recognition in Financial Statements” (“SAB 101”), Nasdaq recognized a one-time cumulative effect of a change in accounting principle in the first quarter of 2000. See “Revenue Recognition,” of Note 4, “Summary of Significant Accounting Policies,” to the consolidated financial statements for further discussion.

(3)    Gives effect to the June 28, 2000, 49,999-for-one stock dividend of the shares of Common Stock for years ended 1999-2000.

(4)    Balance sheet data for 1999 has not been restated for the Change in Accounting Principle, which was adopted as of January 1, 2000. See “Revenue Recognition,” of Note 4, “Summary of Significant Accounting Policies,” to the consolidated financial statements for further discussion.

(5)    Includes continuing and discontinued operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The following discussion and analysis of the financial condition and results of operations of Nasdaq should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-K. Certain prior period amounts presented in the discussion and analysis have been reclassified to conform with the 2003 presentation.

This discussion and analysis may contain statements with respect to Nasdaq’s financial condition, results of operations, future performance and business that are considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Nasdaq’s actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Item 1. Business—Risk Factors” and elsewhere in this Form 10-K.

Nasdaq operates The Nasdaq Stock Market, the largest electronic screen-based equity securities market in the United States. In 2003, Nasdaq changed its organization structure from operating in one segment to operating in two segments. Under the new structure, our new Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information” (SFAS No. 131). Nasdaq’s two segments are managed and operated as strategic business units and organized by products and services. Reportable segments are Market Services and Issuer Services. Market Services includes Transaction Services and Market Information Services defined as sub-segments. Transaction Services includes collecting, processing and disseminating price quotes of Nasdaq-listed securities, the routing and execution of buy and sell orders for Nasdaq-listed securities and securities listed on national stock exchanges and transaction reporting services. Market participants in The Nasdaq Stock Market, consisting of market makers, ECNs, registered stock exchanges and order entry firms are users of Nasdaq’s Transaction Services. Market Information Services primarily provides quote and trade information to data vendors, who in turn sell the information to the public. Issuer Services includes the Corporate Client Group and Nasdaq Financial Products defined as sub-segments. The Corporate Client Group provides customer services and information products to Nasdaq-listed companies and is responsible for obtaining new listings on The Nasdaq Stock Market. Nasdaq Financial Products is responsible for introducing products that extend and enhance the Nasdaq brand. This sub-segment oversees the development and marketing of new Nasdaq financial products and associated derivatives, the licensing and listing of third-party structured products and the listing of third-party sponsored exchange traded funds.

For the year ended December 31, 2003, Nasdaq’s net loss was $105.4 million compared with net income of $43.1 million in 2002, a decrease of $148.5 million. Included in the results are pre-tax expenses totaling $97.9 million associated with Nasdaq’s strategic review. Our strategic review, initiated in the second quarter 2003, includes the elimination of non-core product lines, initiatives and severance. Also included in 2003 results was a net loss from discontinued operations related to the transfer of Nasdaq’s interest in Nasdaq Europe and the sale of IndigoMarkets of $60.3 million compared with $21.9 million in 2002. Nasdaq completed the sale of IndigoMarkets on September 30, 2003 and completed the transfer of its interest in Nasdaq Europe on December 18, 2003. Following the sale of IndigoMarkets and the transfer of Nasdaq’s interest in Nasdaq Europe, results from these subsidiaries have been reclassified as discontinued operations in Nasdaq’s 2003 Statements of Operations. All prior period information has been presented on the same basis. See Note 3, “Discontinued Operations,” to the consolidated financial statements for further discussion.

The remainder of this discussion and analysis reflects results from continuing operations, unless otherwise noted. On this basis, Nasdaq’s net loss from continuing operations was $45.1 million in 2003 compared with net income of $65.0 million in 2002. Overall lower earnings were driven by pre-tax expenses totaling $97.9 million relating to Nasdaq’s strategic review noted above. In 2003, results were positively impacted by lower operating expenses from corporate-wide cost reduction programs. Direct expenses were $492.7 million in 2003 compared with $585.2 million in 2002, a decrease of $92.5 million or 15.8%. These current and prior year items are discussed in more detail later in the discussion and analysis.

Business and Operating Environment

There was a sustained market rally measured by the performance of major U.S. market indices. In 2003, the Nasdaq Composite® rose 50% to post its first yearly gain in four years. The S&P 500 and the Dow Jones Industrial Average also performed well as each climbed over 25% during the year. There continued, however, to be a lack of correlation between equity prices and market activity, as trading remained stagnant. Average daily share volume for Nasdaq-listed securities was 1.69 billion shares in 2003 compared to 1.75 billion shares in 2002, a decline of 3.4%. In addition, competitive pressures from regional exchanges and ECNs continued to draw activity away from Nasdaq systems to other venues. During 2003, this competition coupled with Nasdaq’s competitive response in a decrease in certain fees, resulted in a significant decline in revenues from our Market Services segment.

In response to competitive pressure, Nasdaq implemented several enhancements to SuperMontage in 2003 that are designed to encourage increased use of Nasdaq systems, resulting in additional revenue for Nasdaq. Any revenue impact from these enhancements may not have been fully realized yet. In 2003, Nasdaq:

•       Implemented full anonymity, which allows market participants to execute transactions without revealing their identities to counterparties on a pre-trade or post-trade basis. While market participants were already able to display trading interest anonymously using non-attributable quotes, full anonymity extends this feature through execution, clearance and settlement.

•       Allowed order-entry firms to enter orders directly into SuperMontage for the first time. Order-entry firms can now represent customer and proprietary orders in SuperMontage in stocks in which the firm is not a registered market maker.

•       Provided market makers and ECNs with the ability to use multiple market participant identifiers to independently route orders and quotes from different units within their firms, including market making, program trading, arbitrage and retail and institutional trading desks.

•       Adopted FIX, an industry protocol for communicating securities transactions. FIX provides a more cost-effective and technologically efficient connection between market participants and is now also used by market participants for submitting orders to SuperMontage.

•       Introduced pegged, discretionary and summary order types. Pegged orders allow market participants to automatically track Nasdaq’s best bid and offer. Discretionary orders have both a display price and a discretionary price at which the market participant is willing to trade. Summary orders give market participants the ability to represent multiple orders in their book by submitting one single order to SuperMontage.

As a result of increased competition, the downward trends in both Nasdaq-listed share volume executed on Nasdaq systems and Nasdaq-listed share volume reported to ACT continued in 2003. Decreased trading and reporting activity resulted in lower reported revenues for 2003 from our Market Services segment compared to the year ended December 31, 2002. The percentage of share volume reported to ACT fell from 89.3% for the full year 2002 to 67.0% for the full year 2003.

Improved market conditions had a positive impact on the ability of companies to raise money in the equity markets in 2003. Nasdaq continued its historical position as the listing venue for the majority of U.S. IPOs, with 68.7%of U.S. IPOs in 2003. There were 57 IPOs on Nasdaq in 2003, a modest increase of

11.8% from 51 IPOs in 2002, with the majority of IPOs coming in the second half of 2003. In addition, the number of secondary offerings by Nasdaq-listed companies increased from 139 in 2002 to 186 in 2003, a 33.8% increase. Despite improved market conditions, the total number of companies listed on The Nasdaq Stock Market continued to decline in 2003 as 460 companies delisted from The Nasdaq Stock Market for regulatory and voluntary reasons, while 134 companies listed on The Nasdaq Stock Market. There were however, fewer delistings in 2003 compared to the 571 companies that delisted in 2002. Revenues from the Issuer Services segment also declined during 2003. This decrease was primarily due to a decrease in annual renewal fee revenues as the number of companies listed on The Nasdaq Stock Market declined from 4,109 on January 1, 2002 to 3,659 on January 1, 2003, the date on which companies were billed their annual fees.

Overview of First Half of 2003.   A weak economy continued to suppress trading and listings activity in the first half of 2003. In addition, certain ECNs began reporting their trades to the ADF and regional exchanges in the first half of 2003. Daily share volume in the first half of 2003 averaged 1.63 billion shares compared to 1.82 billion shares a day in the first half of 2002, a decrease of 10.4%. During the same period, the percentage of share volume reported to ACT fell to 75.5% from 91.3% in the first half of 2002. Downward pressure on these revenue drivers resulted in a decline in revenues from our Market Services segment. The effects of the stagnant economy were also felt in the market for new and secondary offerings. Five IPOs occurred in the first half of 2003 compared to 29 in the first half of 2002, a decline of 82.8%. There were 46 secondary offerings in the first half of 2003 compared to 101 in the first half of 2002, a decline of 54.5%.

Overview of Second Half of 2003.    Following seasonal trends, average daily share volume decreased in the summer of 2003. Daily share volume averaged 1.73 billion shares in the third quarter of 2003, down slightly from 1.79 billion shares in the second quarter of 2003. While trading was relatively flat compared to the previous year, market share continued its slide downward during the three months ended September 30, 2003 compared to both the second quarter of 2003 and the third quarter of 2002. Competitive pressures inhibited demand and reduced revenues for the Market Services segment in the third quarter.

The market rally had a more pronounced impact on the growth of some of Nasdaq’s primary revenue drivers in the fourth quarter of 2003. In the fourth quarter of 2003 compared to the third quarter of 2003, the Nasdaq Composite Index rose 12.1% and Nasdaq also experienced increased trading activity. Average daily share volume for Nasdaq-listed securities was 1.76 billion shares in the fourth quarter of 2003 compared to 1.64 billion shares in the fourth quarter of 2002, an increase of 7.3%. There was also growth in new offerings activity associated with the Issuer Services segment. There were 38 IPOs in the fourth quarter of 2003, Nasdaq’s strongest showing since the fourth quarter of 2000. In fact, 91.2% of IPOs listed on Nasdaq during 2003 occurred in the second half of the year. In the fourth quarter of 2003, there were 83 secondary offerings of common stock—more than three times the number of secondary offerings in the fourth quarter of the 2002. However, downward trends continued in both Nasdaq-listed share volume executed on Nasdaq systems and Nasdaq-listed share volume reported to ACT. Share volume reported to ACT was 56.7% in the fourth quarter of 2003 compared to 86.7% in the fourth quarter of 2002.

2004 Outlook.   Nasdaq is positioning itself to benefit from improved investor confidence that may continue into 2004. By the start of the year, sustained growth in the Nasdaq Composite Index appeared to be increasing trading activity. In January 2004, average daily share volume was up 42.1% from 1.64 billion shares in December 2003 to 2.33 billion shares, making it the most heavily traded month since January 2001. Average daily share volume in February 2004 was also up at 1.92 billion shares compared to 1.31 billion shares in February 2003, an increase of 46.6%. Even without significant improvements in economic and market conditions, Nasdaq is working to boost its share of trading activity through increased SuperMontage functionality and an aggressive response to competitive challenges in 2004.

In response to aggressive competition from ECNs and other security exchanges, in 2004, Nasdaq will continue to launch initiatives aimed at consolidating trading interest in Nasdaq-listed securities and increasing our market share. In January 2004, Nasdaq implemented a new tiered pricing plan specifically designed to attract additional liquidity to SuperMontage. The new tiered pricing plan lowers SuperMontage execution charges to market participants based on the amount of liquidity a participant provides to SuperMontage. Also in 2004, Nasdaq is requesting SEC approval of a centralized order facility to determine a single price for the open and close of each security listed on The Nasdaq Stock Market, to be known as the Nasdaq Opening Cross and Nasdaq Closing Cross, respectively. The new opening and closing crosses will be designed to establish prices more representative of the prevailing market at the open and close of trading in Nasdaq-listed securities and to increase Nasdaq’s trading activity at those critical periods. Because of the importance of the open and close as reference prices for large orders and derivative settlements, Nasdaq is working to have the Nasdaq Opening Cross and Nasdaq Closing Cross adopted by sponsors of stock indices and derivative markets.

In addition, in August 2003 Nasdaq filed with the SEC on an immediately effective basis, a Nasdaq General Revenue Sharing program, which like The National Stock Exchange’s (formerly, the Cincinnati Stock Exchange) General Revenue Sharing Program, shares operating revenues from multiple business lines in addition to Tape Fee revenues. Nasdaq did not share any revenues during 2003, but began sharing revenues under the new program in January 2004. Nasdaq will review its pricing structure on an ongoing basis and make changes as considered necessary.

Nasdaq estimates that the above changes will decrease revenues in 2004, but will be offset to the extent of any additional revenues generated by increased use of Nasdaq systems as a result of these changes.

Nasdaq is also aggressively pursuing other options to increase the pool of liquidity available in SuperMontage. INET (an ECN formed by the consolidation of the Island ECN and Instinet ECN) is expected to begin quoting in SuperMontage at the end of the first quarter of 2004. This could result in a substantial portion of its liquidity being available in Nasdaq systems. By the second quarter of 2004, routing, which will allow traders to enter orders into SuperMontage and access liquidity on many linked venues, will be introduced to SuperMontage. Routing is designed to attract substantial order flow to Nasdaq, decrease fragmentation and better consolidate liquidity for companies listed on The Nasdaq Stock Market. The goal of these and other enhancements to SuperMontage is to increase the percentage of transactions executed on Nasdaq systems.

The rebound in IPOs and secondary offerings experienced in the latter half of 2003 is likely to continue at least in the near term if market conditions remain steady or continue to improve in 2004. In addition, Issuer Services continues to aggressively work to retain Nasdaq’s current listings and to pursue listings from other markets. In January 2004, Nasdaq began a dual listing initiative and six NYSE companies opted to list on both the NYSE and Nasdaq. Discussions with other potential companies have been promising and Nasdaq hopes other companies will dual list in 2004. While Nasdaq has agreed to waive its listing fees for one year, Nasdaq believes that the dual listing program will enhance competition, thereby benefiting investors, and has the potential to generate revenues for Nasdaq from listing fees in subsequent years and from a possible increase in the trading of these stocks through Nasdaq systems. Nasdaq intends to actively market itself to other NYSE-listed companies.

Furthermore, Nasdaq will also continue to move on opportunities to improve operating efficiencies and drive further reductions in our operating expenses.

It is impossible to predict whether the market rally that began in 2003 will continue in 2004. Should the U.S. economy experience improved consumer and investor confidence in 2004, Nasdaq is likely to see greater demand for transaction services and data products and more opportunities for new listings and secondary offerings. If global economic and geo-political landscapes worsen, Nasdaq’s financial condition could be adversely impacted.

Results of Operations

Line of Business Information

Revenues

In 2003, Nasdaq changed its organization structure from operating in one segment to operating in two segments. Nasdaq’s two segments are managed and operated as strategic business units and organized by products and services. Reportable segments are Market Services and Issuer Services. See Note 17, “Segments,” to the consolidated financial statements for further discussion. The following table sets forth Total revenues by segment and sub-segment:

	Year Ended December 31,
	2003	2002	2001
	(in millions)
Market Services:
Transaction Services	$236.0	$380.6	$411.9
Market Information Services	147.1	199.6	241.6
Total Market Services	383.1	580.2	653.5
Issuer Services:
Corporate Client Group	167.3	173.3	155.2
Nasdaq Financial Products	32.9	28.1	30.6
Total Issuer Services	200.2	201.4	185.8
Other	6.5	5.6	8.8
Total revenues	$589.8	$787.2	$848.1

MARKET SERVICES

Transaction Services

The following table sets forth revenues from Transaction Services:

	Year Ended December 31,
	2003	2002	2001
	(in millions)
Access Services	$108.0	$140.9	$165.5
Execution Services:
Execution Services	196.3	244.7	168.5
Liquidity rebate	(118.3)	(87.3)	(14.1)
Execution Services, net of liquidity rebate	78.0	157.4	154.4
Trade reporting-ACT	47.3	78.5	87.3
Other Transaction Services	2.7	3.8	4.7
Total Transaction Services revenues	$236.0	$380.6	$411.9

For the Years Ended December 31, 2003 and 2002.   Transaction Services revenues were $236.0 million in 2003 compared with $380.6 million in 2002, a decrease of $144.6 million or 38.0%.

Access Services revenues were $108.0 million in 2003 compared with $140.9 million in 2002, a decrease of $32.9 million or 23.3%. This decrease was primarily due to the reduction in the number of trader log-ons to Nasdaq systems reflecting market participant consolidations. Access Services revenues are mainly derived from Nasdaq Workstation II and Application Programming Interfaces and Computer-to-Computer Interface (“CTCI”).

In 2003, Nasdaq’s primary execution system was SuperMontage. Upon complete implementation of SuperMontage in December 2002, Nasdaq retired SuperSoes, SelectNet and SOES. Execution Services revenues were $196.3 million in 2003 compared with $244.7 million in 2002, a decrease of $48.4 million or 19.8%. The liquidity rebate, in which Nasdaq credits a portion of the per share execution charge to the market participant that provides the liquidity, was $118.3 million in 2003 compared with $87.3 million in 2002, an increase of $31.0 million or 35.5%. Execution Services revenues, net of the liquidity rebate totaled $78.0 million in 2003 compared with $157.4 million in 2002, a decrease of $79.4 million or 50.4%.

The decrease in Execution Services revenues of $48.4 million was primarily due to a lower market share in 2003 compared with 2002 and the elimination of a quote update fee. In February 2003, Nasdaq eliminated a quote update fee that it had formerly charged market participants for updating a quotation or non-marketable limit order on The Nasdaq National Market and The Nasdaq SmallCap Market. The quote update fee was $0.5 million in 2003 compared with $18.4 million in 2002. These decreases were partially offset by an increase, during the fourth quarter of 2002, in the per share execution charge. However, the increase in the per share execution charge had no effect on Execution Services revenues, net of the liquidity rebate since the amount shared through the liquidity rebate (see discussion below) also increased by the same amount.

The increase in the liquidity rebate in 2003 of $31.0 million was due to an increase in the amount rebated beginning in the fourth quarter of 2002. However, as discussed above, this increase did not effect Execution Services revenues, net of the liquidity rebate as this increase was offset by the increase in the per share execution charge. Execution Services revenues are primarily derived from SuperMontage.

Trade reporting revenues-ACT totaled $47.3 million in 2003 compared with $78.5 million in 2002, a decrease of $31.2 million or 39.7%. This decrease was primarily due to the reporting of trades to regional exchanges and the ADF and price reductions. Price reductions were initiated in April 2003 for locked-in trade reports. On July 1, 2003, Nasdaq eliminated the fee for locked-in trade reports for securities listed on The Nasdaq National Market and The Nasdaq SmallCap Market. Price reductions were also initiated in April 2003 and June 2003 for transaction reports initiated through SuperMontage. ACT fees are primarily charged on a per transaction basis.

For the Years Ended December 31, 2002 and 2001.   Transaction Services revenues were $380.6 million in 2002 compared with $411.9 million in 2001, a decrease of $31.3 million or 7.6%.

Access Services revenues were $140.9 million in 2002 compared with $165.5 million in 2001, a decrease of $24.6 million or 14.9%. This decrease was primarily due to the reduction in the number of trader log-ons to Nasdaq systems reflecting cost saving initiatives among Nasdaq’s market participants and market participant consolidations.

Execution Services revenues were $244.7 million in 2002 compared with $168.5 million in 2001, an increase of $76.2 million or 45.2%. The liquidity rebate was $87.3 million in 2002 compared with $14.1 million in 2001, an increase of $73.2 million. Execution Services revenues, net of the liquidity rebate totaled $157.4 million in 2002 compared with $154.4 million in 2001, an increase of $3.0 million or 1.9%.

The increase in Execution Services revenues of $76.2 million was primarily due to increases, in the fourth quarter of 2001 and 2002, in the per share execution charge. However, the increase in the per share execution charge had no effect on Execution Services revenues, net of the liquidity rebate since the amount shared through the liquidity rebate (see discussion below) also increased by the same amount. Also contributing to the increase was the introduction of a new, incremental fee associated with quote updates in Nasdaq quotation systems. The quote update fee was $18.4 million in 2002. These increases were partially offset by lower overall share volume and market share in 2002 compared to 2001.

The increase in the liquidity rebate of $73.2 million was due to the introduction of the liquidity rebate in the fourth quarter of 2001 and an increase in the amount rebated during the fourth quarter of 2002.

However, as discussed above, the introduction of the liquidity rebate and the increase in the amount rebated did not effect Execution Services revenues, net of the liquidity rebate as these increases were offset by the increases in the per share execution charge.

Trade Reporting revenues-ACT totaled $78.5 million in 2002 compared with $87.3 million in 2001, a decrease of $8.8 million or 10.1%. This decrease was primarily due to a decline in overall share volume and the reporting of trades to regional exchanges and the ADF.

Market Information Services

The following table sets forth the revenues from Market Information Services:

	Year Ended December 31,
	2003	2002	2001
	(in millions)
Level 1 Service	$123.6	$139.5	$159.4
Nasdaq Quotation Dissemination Service (“NQDS”)	37.9	37.5	43.4
TotalView	9.1	—	—
Nasdaq InterMarket:
Tape Fee revenues	28.1	56.0	52.9
Tape Fee revenue sharing	(13.8)	(17.4)	(20.4)
Tape Fee revenues, net of revenue sharing	14.3	38.6	32.5
Unlisted Trading Privileges (“UTP”)	(50.8)	(18.3)	(4.7)
Nasdaq Data Tape Fee revenue sharing	—	(9.0)	—
Other Market Information Services revenues	13.0	11.3	11.0
Total Market Information Services revenues	$147.1	$199.6	$241.6

For the Years Ended December 31, 2003 and 2002.   Market Information Services revenues were $147.1 million in 2003 compared with $199.6 million in 2002, a decrease of $52.5 million or 26.3%.

Nasdaq’s Level 1 Service provides last trade and current inside quote information for securities listed on The Nasdaq Stock Market. Level 1 Service revenues totaled $123.6 million in 2003 compared with $139.5 million in 2002, a decrease of $15.9 million or 11.4%. This decrease was primarily due to cost saving initiatives among Nasdaq’s market participants and market participant consolidations causing a decrease in professional Level 1 subscriptions. Fees for professional users are based on monthly subscriptions to terminals or access lines. Also contributing to the decline was a decrease in fees from providers of data to non-professional users. Providers of data to non-professional users have the option to pay for this information as either a flat monthly fee or a per query charge which may be capped at a certain threshold.

NQDS provides subscribers with the best quote from each Nasdaq market participant. NQDS revenues totaled $37.9 million in 2003 compared with $37.5 million in 2002, an increase of $0.4 million or 1.1%. NQDS revenues are derived from monthly subscriptions.

Nasdaq, in its role as a stock market, offers a range of proprietary data products that include TotalView, a new proprietary data product developed in conjunction with the launch of SuperMontage. SuperMontage has expanded Nasdaq’s ability to offer market data to market participants that choose to display trading interest on Nasdaq that goes beyond the best bid and offer. TotalView shows subscribers the aggregate size available in SuperMontage at the top five price levels, all Nasdaq market participants’ quotations/orders that are in the top five price levels in SuperMontage and the aggregate size of all unattributed (i.e., providing trade anonymity) quotes/orders at each of the top five price levels. TotalView is offered to professional and non-professional subscribers. A monthly fee is charged per terminal for both professional and non-professional users. Nasdaq began charging for its TotalView data products in the first quarter of 2003. TotalView revenues were $9.1 million in 2003.

Nasdaq InterMarket Tape Fee revenues are derived from data revenue generated by the Consolidated Quotation Plan and the Consolidated Tape Association Plan (collectively, “CQ/CTA Plans”). The information collected under the CQ/CTA Plans is sold to data vendors, who in turn sell it to the public. Nasdaq’s InterMarket tape revenues are directly related to both its percentage of trades in exchange-listed securities that are reported through the CQ/CTA Plans and the size of the revenue sharing pool. Nasdaq InterMarket Tape Fee revenues totaled $28.1 million in 2003 compared with $56.0 million in 2002, a decrease of $27.9 million or 49.8%. This decrease was primarily due to the Island ECN (now a part of INET) reporting certain additional trading activity to The National Stock Exchange beginning in the fourth quarter of 2002. Part of Nasdaq’s CQ/CTA Tape Fee revenues is shared with market participants. A previous minimum threshold requirement for revenue sharing was eliminated as of July 1, 2002, which also accounted for an increase in proportionate share. Nasdaq InterMarket Tape Fee revenue sharing was $13.8 million in 2003 compared with $17.4 million in 2002, a decrease of $3.6 million or 20.7%. This decrease was primarily due to the Island ECN reporting trade activity to The National Stock Exchange, which reduced the amount of revenue Nasdaq was obligated to share with the Island ECN. Also contributing to the decline was a revision of estimated payouts for revenue sharing in 2002. Partially offsetting the decrease in Tape Fee Revenues, net of revenue sharing, Nasdaq receives licensing fees from regional exchanges that report trades in Nasdaq-100 Index Tracking Stocksm (“QQQ”), an exchange traded fund, which are reported as Nasdaq Financial Products revenues in the Consolidated Statements of Operations. See discussion of Nasdaq Financial Products for further information regarding QQQ.

Nasdaq shares Tape Fee revenues (i.e., revenues from the sale of tape data) for Nasdaq-listed securities through the UTP Plan. Tape Fees are shared with regional exchanges that are members of the UTP Plan and that trade Nasdaq-listed securities. Under the revenue sharing provision of the UTP Plan, Nasdaq is permitted to deduct certain costs associated with acting as the exclusive Securities Information Process (“SIP”) from the total amount of Tape Fees collected. After these costs are deducted from the Tape Fees, Nasdaq distributes to the respective UTP Plan participants, including Nasdaq, their share of Tape Fees based on a combination of their respective trade volume and share volume. Nasdaq Tape Fee revenue sharing allocated to UTP Plan participants totaled $50.8 million in 2003 compared with $18.3 million in 2002, an increase of $32.5 million. This increase was primarily due to the trade reporting activity from the ADF, which became an active UTP Plan participant in the first quarter of 2003, the Pacific Exchange, which became an active UTP Plan participant in the second quarter of 2003 and additional trade reporting activity from The National Stock Exchange due to the BRUT ECN reporting locked-in trades to The National Stock Exchange beginning in the third quarter of 2003.

In addition, in August 2003 Nasdaq filed with the SEC on an immediately effective basis, a Nasdaq General Revenue Sharing program, which like The National Exchange’s General Revenue Sharing Program, shares operating revenues from multiple business lines in addition to Tape Fee revenues. Nasdaq did not share any revenues during 2003. See “Nasdaq Member Revenue Sharing,” of Note 2, “Significant Transactions” to the consolidated financial statements for further discussion.

Other Market Information Services revenues are primarily derived from Mutual Fund Quotation Service (“MFQS”) revenues. MFQS provides unit investment trusts, mutual funds and money markets funds with listing services and assists in the collection and dissemination of daily price and related data. MFQS revenues are primarily derived from annual listing fees. Other Market Information Services revenues were $13.0 million in 2003 compared with $11.3 million in 2002, an increase of $1.7 million or 15.0%.

For the Years Ended December 31, 2002 and 2001.   Market Information Services revenues were $199.6 million in 2002 compared with $241.6 million in 2001, a decrease of $42.0 million or 17.4%.

Nasdaq’s Level 1 Service revenues totaled $139.5 million in 2002 compared with $159.4 million in 2001, a decrease of $19.9 million or 12.5%. This decrease was due to cost saving initiatives among Nasdaq’s market participants and market participant consolidations causing a decrease in professional Level 1 subscriptions. Also contributing to the decline was a decrease in fees from providers of data to non-professional users. Providers of data to non-professional users have the option to pay for this information as either a flat monthly fee or a per query charge which may be capped at a certain threshold.

NQDS revenues totaled $37.5 million in 2002 compared with $43.4 million in 2001, a decrease of $5.9 million or 13.6% primarily due to cost saving initiatives among Nasdaq’s market participants and the consolidation of major trading firms causing a decrease in professional NQDS subscriptions, partially offset by growth in non-professional subscriptions in the fourth quarter of 2002.

Nasdaq InterMarket Tape Fee revenues totaled $38.6 million in 2002 compared with $32.5 million in 2001, an increase of $6.1 million or 18.8%. The increase is primarily due to a revision of estimated payouts for revenue sharing. This increase was partially offset by cost saving initiatives among market participants and the consolidation of major trading firms causing a decrease in the size of CQ/CTA Tape Fee sharing pool. Nasdaq InterMarket Tape Fee revenues were also negatively impacted as a result of the Island ECN reporting trades in the QQQ to The National Stock Exchange beginning in the fourth quarter of 2002. However, partially offsetting this revenue reduction, Nasdaq receives licensing fees from regional exchanges that report trades in the QQQ, which are reported as Nasdaq Financial Products revenues in the Consolidated Statements of Operations.

Nasdaq Tape Fee revenue sharing with UTP Plan participants totaled $18.3 million in 2002 compared with $4.7 million in 2001, an increase of $13.6 million primarily due to the trade reporting activity from The National Stock Exchange, which became an active UTP Plan participant at the end of the first quarter of 2002.

Nasdaq also shared Tape Fee revenues with its market participants in a pilot program based on their share of trades and volume reported to Nasdaq. This revenue sharing plan was introduced in the first quarter of 2002. During 2002, Nasdaq shared $9.0 million in Tape Fee revenues with its market participants. The data revenue sharing program was part of a larger strategy to compete with UTP exchanges and provide incentive for Nasdaq members to continue to fully utilize Nasdaq’s Transaction Services. Effective June 1, 2002, the SEC abrogated certain market participant Tape Fee sharing pilot programs, which resulted in an elimination of the Nasdaq member revenue sharing program for data covered under the UTP Plan. See “Nasdaq Member Revenue Sharing,” of Note 2, “Significant Transactions” to the consolidated financial statements for further discussion.

Other Market Information Services revenues were $11.3 million in 2002 compared with $11.0 million in 2001, an increase of $0.3 million or 2.7%.

ISSUER SERVICES

Corporate Client Group

The following table sets forth the revenues from the Corporate Client Group as reported and calculated in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and as would be reported on a non-GAAP basis without giving affect to SAB 101 (“billed basis”). Nasdaq believes that the presentation of billed basis revenues, as they relate to LAS and Initial Listing Fees, is a good indicator of current Corporate Client Group activity because billed basis information excludes the effects of recognizing revenues related to Initial Listing Fees and LAS Fees over the six and four year periods, respectively.

	Year Ended December 31,
	2003 Revenues		2002 Revenues		2001 Revenues
	As Reported Under SAB 101	Billed Basis	As Reported Under SAB 101	Billed Basis	As Reported Under SAB 101	Billed Basis
	(in millions)
Annual renewal fees	$93.6	$93.6	$99.4	$99.4	$82.2	$82.2
Listing additional shares (“LAS”) fees	37.1	30.2	37.5	27.9	35.9	41.6
Initial listing fees	32.3	16.9	33.6	22.8	35.6	12.6
Other Corporate Client Group revenues	4.3	4.3	2.8	2.8	1.5	1.5
Total Corporate Client Group revenues	$167.3	$145.0	$173.3	$152.9	$155.2	$137.9

For the Years Ended December 31, 2003 and 2002.   Corporate Client Group revenues were $167.3 million in 2003 compared with $173.3 million in 2002, a decrease of $6.0 million or 3.5%.

Corporate Client Group revenues are primarily derived from fees for Annual renewals, LAS and Initial listings for companies listed on The Nasdaq Stock Market. Fees are generally calculated based upon total shares outstanding for the issuing company. These fees are initially deferred and amortized over the estimated periods for which the services are provided. Revenues from Initial listing fees and LAS fees are amortized over six and four years, respectively and Annual renewal fees are amortized on a pro-rata basis over the calendar year. The difference between the as reported revenues and the billed basis revenues are due to the amortization of fees in accordance with SAB 101. See “Revenue Recognition,” of Note 4, “Summary of Significant Accounting Policies” and Note 5, “Deferred Revenue,” to the consolidated financial statements for further discussion.

Annual renewal fees totaled $93.6 million on both an as reported and billed basis in 2003 compared with $99.4 million on both an as reported and billed basis in 2002, a decrease of $5.8 million or 5.8%. This decrease was primarily due to a reduction in the number of companies listed on The Nasdaq Stock Market from 4,109 on January 1, 2002 to 3,659 on January 1, 2003, the date on which companies are billed their annual fees. The decrease in the number of listed companies was mainly due to 571 issuers delisted by Nasdaq during 2002 primarily for failure to meet The Nasdaq Stock Market’s listing standards and other reasons, including mergers and acquisitions. Partially offsetting this decline were 121 new listings in 2002.

LAS fees totaled $37.1 million in 2003 compared with $37.5 million in 2002, a decrease of $0.4 million or 1.1% on an as reported basis. On a billed basis, LAS fees totaled $30.2 million in 2003 compared with $27.9 million in 2002, an increase of $2.3 million or 8.2%. This increase was primarily due to an improved economic environment which resulted in higher activity for secondary offerings as well as other additional share activity.

Initial listing fees totaled $32.3 million in 2003 compared with $33.6 million in 2002, a decrease of $1.3 million or 3.9% on an as reported basis. On billed basis, Initial listing fees totaled $16.9 million in 2003 compared with $22.8 million in 2002, a decrease of $5.9 million or 25.9%. Due to the events of September 11, 2001, a temporary suspension of listing requirements was instituted. This temporary suspension was lifted on January 3, 2002. As a result, a higher number of companies transferred down in 2002 from one tier of The Nasdaq Stock Market to the other at the end of their respective time periods for review of non-compliance. These companies were charged an initial fee in 2002 upon entering the new tier. Partially offsetting this decrease in 2003 was an increase in the number of new listings and IPOs for the year. In 2003, there were 134 new listings, including 57 new IPOs, compared to 121 new listings, including 51 new IPOs, in 2002.

For the Years Ended December 31, 2002 and 2001.   Corporate Client Group revenues were $173.3 million in 2002 compared with $155.2 million in 2001, an increase of $18.1 million or 11.7%.

Annual renewal fees totaled $99.4 million on both an as reported and billed basis in 2002 compared with $82.2 million on both an as reported and billed basis in 2001, an increase of $17.2 million or 20.9%. This increase was primarily due to the introduction in January 2002 of a revised fee structure for Annual renewal fees.

LAS fees totaled $37.5 million in 2002 compared with $35.9 million in 2001, an increase of $1.6 million or 4.5% on an as reported basis. On a billed basis, LAS fees totaled $27.9 million in 2002 compared with $41.6 million in 2001, a decrease of $13.7 million or 32.9%. This decrease was primarily due to a weaker economic environment which resulted in lower activity for secondary offerings as well as other additional share activity.

Initial listing fees totaled $33.6 million in 2002 compared with $35.6 million in 2001, a decrease of $2.0 million or 5.6% on an as reported basis. On a billed basis, Initial listing fees totaled $22.8 million in 2002 compared with $12.6 million in 2001, an increase of $10.2 million or 81.0%. The increase is primarily due to an increase in initial listing fees implemented in January 2002, which more than offset the decrease in the number of IPO listings on The Nasdaq Stock Market. In 2002, there were 121 new listings, including 51 new IPOs, in 2002 compared to 145 new listings, including 63 new IPOs, in 2001.

Nasdaq Financial Products

For the Years Ended December 31, 2003 and 2002.   NasdaqFinancial Products revenues were $32.9 million in 2003 compared with $28.1 million in 2002, an increase of $4.8 million or 17.1%. Nasdaq Financial Products revenues primarily include trademark and licensing revenues related to the QQQ and other financial products linked to Nasdaq indices issued in the U.S. and abroad. The QQQ is the trading symbol for the shares of the Nasdaq-100 Index Tracking Stock. QQQ represents units of beneficial interest in a unit investment trust, the Nasdaq-100 Trust, that holds shares of the top 100 U.S. and international non-financial stocks listed on The Nasdaq Stock Market that comprise the Nasdaq-100 Index. The increase in Nasdaq Financial Products revenues was primarily due to an increase in the size of the QQQ and an increase in the number of option contracts issued on the QQQ for which Nasdaq also earns trademark-licensing revenues.

For the Years Ended December 31, 2002 and 2001.   Nasdaq Financial Products revenues were $28.1 million in 2002 compared with $30.6 million in 2001, a decrease of $2.5 million or 8.2%. The decrease in Nasdaq Financial Products revenues were partially attributable to a decrease in trademark license revenue due to a decrease in price per unit and a decrease in trade reports occurring outside of the Nasdaq InterMarket of the QQQ. This decline in trademark revenues was effectively offset by higher tape revenues received by Nasdaq InterMarket, which is reflected in Market Information Services, as a result of its increased market share.

Other Revenues

For the Years Ended December 31, 2003 and 2002.   Other revenues were $6.5 million in 2003 compared with $5.6 million in 2002, an increase of $0.9 million or 16.1%. The increase primarily relates to the receipt of a business interruption insurance claim related to the events of September 11, 2003 of $1.9 million in 2003.

For the Years Ended December 31, 2002 and 2001.   Other revenues were $5.6 million in 2002 compared with $8.8 million in 2001, a decrease of $3.2 million or 36.4%. The decrease was primarily due to a decline in revenues associated with the MarketSite as a result of closing the MarketSite store in the fourth quarter of 2001, a decline in demand for advertising space at the MarketSite and a decline in the number of events held at the Market Site for which Nasdaq charged a fee. Other revenues were also impacted by a pre-tax charge of $1.0 million in the fourth quarter of 2002 attributable to the impairment of certain publicly-traded equity securities. The impairment charge was related to the decline in the fair value of Nasdaq’s publicly-traded equity investments below their cost basis that was judged to be other-than-temporary.

Direct Expenses

	Year ended December 31,
	2003	2002	2001
	(in millions)
Compensation and benefits	$159.1	$183.1	$179.3
Marketing and advertising	19.5	26.9	25.4
Depreciation and amortization	90.0	88.5	83.7
Professional and contract services	37.5	60.5	70.7
Computer operations and data communications	125.6	136.7	166.8
Provision for bad debts	1.4	8.4	15.5
Travel, meetings and training	8.5	12.4	14.0
Occupancy	31.2	32.4	26.0
Publications, supplies and postage	6.9	10.8	12.0
Other	13.0	25.5	69.3
Total direct expenses	$492.7	$585.2	$662.7

For the Years Ended December 31, 2003 and 2002.   Direct expenses were $492.7 million in 2003 compared with $585.2 million in 2002, a decrease of $92.5 million or 15.8%.

Compensation and benefits expense was $159.1 million in 2003 compared with $183.1 million in 2002, a decrease of $24.0 million or 13.1%. This decrease was primarily due to a decline in the number of employees from 1,227 on December 31, 2002 to 956 on December 31, 2003 primarily due to Nasdaq’s reductions in force as a result of Nasdaq’s strategic review, partially offset by an increase in employee benefit obligations. See Note 2, “Significant Transactions,” to the consolidated financial statements for further discussion.

Marketing and advertising expense was $19.5 million in 2003 compared with $26.9 million in 2002, a decrease of $7.4 million or 27.5% due to a decline in direct marketing expenses related to the roll-out of SuperMontage in 2002 and a decline in advertising expenses related to Nasdaq’s “Listed on Nasdaq” marketing campaign.

Professional and contract services expense was $37.5 million in 2003 compared with $60.5 million in 2002, a decrease of $23.0 million or 38.0% primarily due to less reliance on outside contractors and a decline in expenses associated with Nasdaq’s global expansion strategy.

Computer operations and data communications expense was $125.6 million in 2003 compared with $136.7 million in 2002, a decrease of $11.1 million or 8.1% primarily due to a renegotiation of Nasdaq’s contract with MCI that occurred in the second quarter of 2002. Also contributing to the decrease were lower costs associated with providing computer links to customers due to lower demand for such services.

Provision for bad debts was $1.4 million in 2003 compared with $8.4 million in 2002, a decrease of $7.0 million or 83.3% primarily due to a decrease in past due account balances.

Travel, meetings and training expense was $8.5 million in 2003 compared with $12.4 million in 2002, a decrease of $3.9 million or 31.5%. Publications, supplies and postage expense was $6.9 million in 2003 compared with $10.8 million in 2002, a decrease of $3.9 million or 36.1%. These decreases were primarily due to lower overall spending as a result of Nasdaq’s cost reduction plan.

The remaining direct expenses totaled $134.2 million in 2003 compared with $146.4 million in 2002, a decrease of $12.2 million or 8.3%. The decrease is partially due to the fulfillment in 2002 of Nasdaq’s technology transition commitment to Amex. In conjunction with the separation from the NASD, Nasdaq had committed to fund $14.5 million of transitional support costs to Amex. In 2001, Nasdaq accrued $9.2 million for such costs. The remaining $5.3 million was recorded in the fourth quarter of 2002. Further contributing to the decline were lower discretionary spending and lower equity investment losses related to Nasdaq LIFFE Markets, LLC (“NQLX”) and Nasdaq Japan, and a $4.9 million write-down of an auxiliary trading technology platform recorded in the second quarter of 2002. See “Strategic Review,” and “Nasdaq Japan,” of Note 2, “Significant Transactions” to the consolidated financial statements for further discussion of NQLX and Nasdaq Japan.

For the Years Ended December 31, 2002 and 2001.   Direct expenses were $585.2 million in 2002 compared with $662.7 million in 2001, a decrease of $77.5 million or 11.7%.

Compensation and benefits expense was $183.1 million in 2002 compared with $179.3 million in 2001, an increase of $3.8 million or 2.1%. The increase was primarily due to increased headcount related to internal functions being handled by Nasdaq as a result of the separation from the NASD as was well as additional benefit obligations, partially offset by staff reductions. Compensation and benefits expense also included charges of $4.5 million in 2002 and $7.4 million in 2001 for severance and outplacement costs associated with staff reduction plans. The staff reductions eliminated 139 and 137 positions in 2002 and 2001, respectively.

Depreciation and amortization expense was $88.5 million in 2002 compared with $83.7 million in 2001, an increase of $4.8 million or 5.7% primarily due to capacity and technology infrastructure improvements required to support market activity and new initiatives.

Professional and contract services expense was $60.5 million in 2002 compared with $70.7 million in 2001, a decrease of $10.2 million or 14.4% primarily due to less reliance on outside contractors and a decrease in development costs associated with SuperMontage, partially offset by increased costs associated with Nasdaq’s global expansion strategy.

Computer operations and data communications expense was $136.7 million in 2002 compared with $166.8 million in 2001, a decrease of $30.1 million or 18.0%. This decrease was primarily due to a renegotiation of Nasdaq’s contract with MCI that occurred during the second quarter of 2002. Also contributing to the decrease were lower costs associated with providing computer links to customers due to lower demand for such services.

The provision for bad debts was $8.4 million in 2002 compared with $15.5 million in 2001, a decrease of $7.1 million or 45.8% primarily due to the provision for a bankruptcy filing by a market data vendor recorded in the first quarter of 2001. This is partially offset by an increase in inactive issuers with outstanding account balances resulting from the temporary suspension of certain listing requirements due to the events of September 11, 2001, the continuing erosion of market conditions and increased payment defaults.

Occupancy expense was $32.4 million in 2002 compared with $26.0 million in 2001, an increase of $6.4 million or 24.6% primarily due to the direct payment of occupancy expenses to third party vendors previously reported in Support costs from related parties, net in 2001 in the Consolidated Statements of Operations as a result of the separation from the NASD.

The remaining direct expenses were $75.6 million in 2002 compared with $120.7 million in 2001, a decrease of $45.1 million or 37.4%. The decrease is primarily due to non-recurring real estate related costs of $21.5 million recorded during 2001. See Note 6, “Real Estate Developments,” to the consolidated financial statements for further discussion. Also contributing to the decline were lower Nasdaq Japan losses recorded in Other direct expenses in 2002 compared with 2001 due to the other-than-temporary impairment charge on Nasdaq’s equity investment in Nasdaq Japan of $15.2 million which was recorded in the “Nasdaq Japan impairment loss” line item on the Consolidated Statements of Operations. Further contributing to the decline was a reduction in technology transition costs to $5.3 million in 2002 from $9.2 million in 2001. In conjunction with the separation from the NASD, Nasdaq had committed to fund $14.5 million of transitional support costs to Amex. In 2001, Nasdaq accrued $9.2 million for such costs. The remaining $5.3 million was recorded in the fourth quarter of 2002 fulfilling Nasdaq’s commitment. Partially offsetting the decrease were higher NQLX losses of $9.0 million in 2002 as compared to $6.0 million in 2001.

Elimination of Non-Core Product Lines, Initiatives and Severance

During the second quarter of 2003, Nasdaq announced the results of a strategic review of its operations designed to position Nasdaq for improved profitability and growth. This strategic review included the elimination of non-core products and initiatives and resulted in a reduction in Nasdaq’s workforce. For the year ended December 31, 2003, a total pre-tax charge to earnings of $145.5 million was recorded. The net impact to Nasdaq was a total pre-tax charge of $143.5 million. The difference represented costs absorbed by minority shareholders of Nasdaq Europe. The charge recorded reflects the completion of the costs associated with Nasdaq’s strategic review. As shown in the following table, the total charge of $145.5 million includes $97.9 million from continuing operations and $47.6 million from discontinued operations related to Nasdaq Europe and IndigoMarkets. See Note 3, “Discontinued Operations,” to the consolidated financial statements for further discussion. The charge was primarily recorded to Property and equipment, Goodwill, Other intangible assets, Other accrued liabilities and Accrued personnel costs on the Consolidated Balance Sheets.

The following table summarizes the strategic review charges included in the Consolidated Statements of Operations:

Year Ended December 31, 2003
(in millions)
Continuing Operations
Non-Core Product Lines and Initiatives:
Impairment of capitalized software and fixed assets	$21.1
Impairment of goodwill and intangible assets	8.2
Contract cancellations	11.4
Other exit costs	11.6
Total non-core product lines and initiatives	52.3
Severance and benefit costs	32.4
Loss on early extinguishment of debt	13.2
Total continuing operations strategic review charge	$97.9
Discontinued Operations
Nasdaq Europe:
Impairment of technology platform	$29.4
Severance and benefit costs	2.5
Impairment of goodwill	8.1
Other exit costs including contract cancellations	8.2
Total Nasdaq Europe	48.2
Gain on disposition of IndigoMarkets	(0.6)
Total discontinued operations strategic review charge	$47.6
Total strategic review charged	$145.5

Continuing Operations

Non-core product lines and initiatives included in the strategic review were:

•       Primex—Primex was an electronic auction system. Nasdaq ended its exclusive rights agreement with Primex Trading N.A., L.L.C. on December 31, 2003. Nasdaq decided to consolidate its trading services to a common functionality within the SuperMontage system and ceased offering Primex effective January 16, 2004.

•       Nasdaq Tools—Nasdaq Tools was an order management system that ran on the Nasdaq Application Programming Interface using the Nasdaq Workstation II and was wound-down throughout 2003. Nasdaq Tools was a previously wholly-owned subsidiary of Nasdaq and was merged with and into Nasdaq on July 31, 2002.

•       Nasdaq LIFFE Markets, LLC (“NQLX”)—NQLX was a joint venture with the London International Financial Futures Exchange (“LIFFE”) to create a market for single stock futures and other futures products. On July 24, 2003, Nasdaq redeemed its interest in the NQLX joint venture and transferred its ownership interest to LIFFE. LIFFE assumed financial and management responsibility for NQLX. This change did not have any impact on the operation of NQLX, but usage of the Nasdaq brand by the company ceased.

•       The Bulletin Board Exchange (“BBX”)—BBX was a proposed platform for companies not eligible for the Nasdaq SmallCap Market to raise equity capital and increase the visibility of their stock. The Over the Counter Bulletin Board (“OTCBB”) will continue its existing operations.

•       Liquidity Tracker—Liquidity Tracker was an automated order routing system designed to allow traders to direct orders to specific market makers based on recent trading activity. Liquidity Tracker ceased operations as of June 30, 2003.

•       MarketSite Tower®—MarketSite Tower is located at Nasdaq’s Times Square, New York location. The video wall portion of the Tower was deemed impaired.

The charge related to the elimination of the above non-core products and initiatives was approximately $52.3 million for the year ended December 31, 2003. Included in the charge was the reduction of Nasdaq’s investment in NQLX of $6.3 million due to the redemption of Nasdaq’s interest in the NQLX joint venture, the impairment of goodwill of $4.1 million associated with Nasdaq Tools, the impairment of certain intangible assets of $4.1 million, impairment of various capitalized software and fixed assets of $21.1 million, contract cancellations of $11.4 million and other costs of $5.3 million. Included in the $21.1 million impairment of various capitalized software and fixed assets is a $12.3 million impairment on the MarketSite Tower. See “Impairment of Long-Lived Assets,” of Note 4, “Summary of Significant Accounting Policies,” for further discussion. The remaining impairment of capitalized software and fixed assets relates to the eliminated products specifically Nasdaq Tools, Primex, BBX and Liquidity Tracker.

In addition, the charges from continuing operations recorded included severance costs of $32.4 million and the loss on early extinguishment of long-term debt of $13.2 million. The severance costs included $13.8 million related to the reductions in force of 329 employees. The remaining $18.6 million of severance costs relate to the fulfillment of employment contracts and obligations associated with the retirement and departure of certain members of senior management. Total headcount was 956 as of December 31, 2003 versus 1,227 as of December 31, 2002. The extinguishment of debt costs relate to the redemption of $150.0 million in aggregate principal amount of Nasdaq’s 5.83% Senior Notes due 2007 (the “Senior Notes”). In conjunction with its strategic review, Nasdaq reassessed its capital needs and determined that it no longer needed the liquidity of the Senior Notes.

Discontinued Operations

Discontinued operations included in the strategic review were:

•       Nasdaq EuropeSM—Nasdaq Europe was a pan-European stock market licensed in Belgium. See below for complete discussion of the wind-down and eventual transfer of shares of Nasdaq Europe.

•       IndigoMarkets Ltd. (“IndigoMarketsSM”)—IndigoMarkets was a joint venture with SSI Limited (“SSI”) to develop international trading platforms. On September 30, 2003, Nasdaq Global sold its interest in the joint venture to SSI and recognized a gain on the sale of approximately $0.6 million.

Europe

As a result of the strategic review, Nasdaq supported the closing of the market operated by Nasdaq Europe, in which Nasdaq owned a 63.0% interest through December 18, 2003. At an Extraordinary General Meeting held on June 26, 2003, the shareholders of Nasdaq Europe voted to discontinue operations of the market, and, as a result, market operations were wound-down pursuant to a Transition Plan approved by the Belgian Banking and Finance Commission. As Nasdaq Europe was winding-down its market operations, Nasdaq reached an agreement to transfer all of Nasdaq’s shares in Nasdaq Europe to one of that company’s original investors; the cash consideration for the transaction was nominal. The transfer of Nasdaq’s shares of Nasdaq Europe was completed on December 18, 2003. The entity ceased using the Nasdaq Europe name after the transaction. As part of the transaction, Nasdaq Europe’s new owner committed to seek to restructure that company’s obligations and, in that context, to request from certain major creditors releases of any claims they might have against Nasdaq Europe’s former directors, officers and shareholders (if such claims are related to Nasdaq’s prior ownership interest in Nasdaq Europe). At the time of the transfer, Nasdaq Europe had approximately $12 million of external debt and accrued interest. Nasdaq has recorded liabilities that management believes are sufficient to satisfy any potential claims against Nasdaq.

Also, as part of Nasdaq’s strategic review, during the third quarter of 2003, Nasdaq supported Nasdaq Europe’s position in favor of the decision of the shareholders of Nasdaq Deutschland AG (“Nasdaq Deutschland”), a German exchange in which Nasdaq Europe had a 50.0% interest, to suspend that company’s trading operations effective August 29, 2003. Nasdaq Europe transferred all of its shares in Nasdaq Deutschland to one of the other shareholders, BWB Holding AG, as of August 29, 2003.

The charge related to the orderly wind-down and liquidation of market operations in Belgium and Germany was approximately $48.2 million (excluding the minority interest benefit of $2.0 million) for the year ended December 31, 2003. The $48.2 million charge includes the $29.4 million impairment of certain technology platforms held for sale and owned by Nasdaq Europe, the impairment of goodwill of $8.1 million (Nasdaq Europe and Nasdaq Deutschland), severance costs of $2.5 million and other costs of $8.2 million including contract cancellations.

Nasdaq Japan Impairment Loss

During the second quarter of 2002, Nasdaq recognized an other-than-temporary impairment charge on its equity investment in Nasdaq Japan of $15.2 million. Nasdaq Japan entered into liquidation status in late November 2002 and was completely dissolved in May 2003. See “Nasdaq Japan,” of Note 2, “Significant Transaction” to the consolidated financial statements for further discussion.

During the second quarter of 2003, Nasdaq reversed $5.0 million of the reserves related to Nasdaq Japan due to favorable contract negotiations and lower legal costs resulting from the complete liquidation of Nasdaq Japan.

Support Costs from related parties, net

Due to its historical relationship with the NASD, Nasdaq receives services from the NASD and NASD Regulation, Inc. (“NASDR”) and provides services to the Amex. As such, these services are considered related party transactions and for the year ended December 31, 2001 included certain administrative, corporate and infrastructure services, including certain financial services, real estate, legal and human resource services. In 2003 and 2002, these services were limited to certain finance, technology infrastructure, facilities sharing and legal services, which were substantially more limited than what were previously provided by NASD during 2001. For the years ended December 31, 2003, 2002 and 2001, the NASDR provided surveillance and other regulatory services for Nasdaq. These charges are composed primarily of the costs relating to technological investments for market surveillance as well as direct costs for enforcement and other regulation services. Nasdaq provides systems and technology support to Amex in the form of market data storage and dissemination, web development and hosting and customer relationship management application support. During 2003, Nasdaq continued moving toward less reliance upon support from the NASD due to internalization of technology and certain other support functions and, Nasdaq believes that ongoing review of these charges and related services, especially with respect to the technology used to provide those services, may reduce these costs further in 2004 without affecting the quality of regulatory oversight. Support costs with related parties have been transacted at the cost of providing the service. See “Item 1. Business—Service, Regulatory, and Technology Contractual Relationship with the NASD, NASDR and Amex.”

For the Years Ended December 31, 2003 and 2002.   Support costs from related parties, net were $61.5 million in 2003 compared with $75.0 million in 2002, a decrease of $13.5 million or 18.0%. This decrease primarily reflects a reduction in surveillance and other regulatory charges from the NASDR. Surveillance and other regulatory charges from NASDR were $61.8 million in 2003 compared with $76.7 million in 2002, a decrease of $14.9 million or 19.4%. This decrease is due to a careful review of NASDR’s charges and the allocation of these charges among the markets it regulates. In addition, the decrease is due to continued progress in separating from the NASD and the resulting internalization of technology and certain other support functions. Support costs from the NASD were $1.2 million in 2003 compared with $5.1 million in 2002, a decrease of $3.9 million or 76.5%. In addition, partially offsetting the above is the amount of Nasdaq costs charged to the Amex of $1.5 million in 2003 compared with $6.8 million in 2002, a decrease of $5.3 million or 77.9%. This decrease was primarily due to the reduction in Amex’s reliance on Nasdaq for support. Amounts charged to related parties are netted against charges from related parties in the “Support costs from related parties, net” line item on the Consolidated Statements of Operations.

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

Income Taxes

For the Years Ended December 31, 2003 and 2002.   Nasdaq’s income tax benefit from continuing operations was $21.2 million in 2003 compared to an income tax provision of $40.9 million in 2002. The overall effective tax rate in 2003 and 2002 was 32.0% and 38.6%, respectively. The change in Nasdaq’s effective tax rate was primarily due to the write-off of goodwill related to Nasdaq’s strategic review and deferred tax asset write-offs. Goodwill is not deductible for U.S. income tax purposes. See “Strategic Review,” of Note 2, “Significant Transactions” to the consolidated financial statements for further discussion.

The effective tax rate may vary from year to year depending on, among other factors, the geographic and business mix of earnings and losses. These same and other factors, including history of pre-tax earnings and losses, are taken into account in assessing the ability to realize deferred tax assets.

For the Years Ended December 31, 2002 and 2001.   Nasdaq’s income tax provision from continuing operations was $40.9 million in 2002 compared with $38.3 million in 2001. The effective tax rate was 38.6% for 2002 compared to 39.0% for 2001. The decrease in the effective tax rate was primarily due to a reduction in foreign losses for which no tax benefit is taken offset by a reduction in the tax benefits related to tax preferred investments such as tax exempt interest and dividend received deductions.

Liquidity and Capital Resources

Nasdaq’s Treasury Department manages Nasdaq’s capital structure, funding, liquidity, collateral, and relationships with bankers, investment advisors and creditors. The Treasury Department works jointly with subsidiaries to manage internal and external borrowings.

The Nasdaq Board has approved an investment policy for Nasdaq and its subsidiaries for internally and externally managed portfolios. The goal of the policy is to maintain adequate liquidity at all times and to fund current budgeted operating and capital requirements and to maximize returns. All securities must meet credit rating standards as established by the policy, and must be denominated in subsidiary specific currencies. The investment portfolio duration must not exceed 18 months. The policy prohibits the purchasing of any investment in equity securities as of October 2003. The policy also prohibits any investment in debt interest in an entity that derives more that 25% of its gross revenue from the combined broker-dealer and/or investment advisory businesses of all of its subsidiaries and affiliates. Nasdaq’s investment policy is reviewed annually. Nasdaq also periodically reviews its investments and investment managers.

Cash and cash equivalents and available-for-sale securities totaled $334.6 million as of December 31, 2003 compared with $423.6 million at December 31, 2002, a decrease of $89.0 million or 21.0%. The decrease was primarily due to the repayment of Nasdaq’s $150.0 million Senior Notes on September 30, 2003. In conjunction with Nasdaq’s strategic review, Nasdaq reassessed its capital needs and determined that it no longer needed the liquidity provided by the Senior Notes. See Note 10, “Senior Notes and Credit Facility,” to the consolidated financial statements for further discussion.

Nasdaq relies primarily on cash flows from operations to provide working capital for current and future operations. Cash flows from continuing operating activities totaled $145.8 million in 2003, $183.2 million in 2002 and $103.3 million in 2001. Cash inflows are primarily due to cash received from customers less cash paid to suppliers, employees and related parties. The decrease in operating cash flows in 2003 as compared to 2002 was primarily due to payments for the elimination of non-core product lines, initiatives and severance. See “Strategic Review,” of Note 2, “Significant Transactions” to the consolidated financial statements for further discussion. Net cash used in investing and financing activities was $157.8 million in 2003, $234.3 million in 2002 and $51.1 million in 2001.

Investing Activities.   During 2003, Nasdaq purchased $179.2 million of available-for-sale securities. Capital expenditures for property and equipment were $31.6 million. Investing activities also included proceeds of $212.7 million from the redemption of available-for-sale investments.

During 2002, Nasdaq purchased $212.6 million of available-for-sale investments. Capital expenditures for property and equipment were $75.2 million related to SuperMontage and general capacity increases. Investing activities also included proceeds of $209.2 million from the redemption of available-for-sale investments.

Financing Activities.   Financing activities during 2003 primarily consisted of the redemption of Nasdaq’s $150.0 million Senior Notes. Financing activities during 2002 consisted primarily of the payment of approximately $305.2 million to fund the repurchase of all remaining shares of Common Stock owned by the NASD, except for the shares underlying warrants to purchase outstanding shares of Common Stock previously issued by the NASD. See Note 20, “Capital Stock,” to the consolidated financial statements for further discussion. Financing activities also included proceeds of $150.0 million from the issuance of $150.0 million Senior Notes. None of Nasdaq’s lenders are affiliated with Nasdaq.

Capital Resources and Working Capital.   Nasdaq has been able to generate sufficient funds from operations to meet working capital requirements. Nasdaq does not currently have any lines of credit. Nasdaq believes that the liquidity provided by existing cash and cash equivalents, investments and cash generated from operations will provide sufficient capital to meet current and future operating requirements. Nasdaq is exploring alternative sources of financing that may increase liquidity in the future.

Working capital (calculated as current assets, reduced for held-to-maturity investments classified as current assets, less current liabilities) was $268.2 million at December 31, 2003 compared with $403.0 million at December 31, 2002, a decrease of $134.8 million or 33.4%. The decrease was mainly due to the repayment of $150.0 million Senior Notes.

Contractual Obligations and Contingent Commitments

Nasdaq has contractual obligations to make future payments under long-term debt, long-term non-cancelable lease agreements and other long-term obligations and has contingent commitments under a variety of arrangements as discussed in Note 10, “Senior Notes and Credit Facility,” Note 11, “Subordinated Notes,” and Note 15, “Leases,” to the consolidated financial statements. The following table sets forth these contractual obligations as of December 31, 2003:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Long-term debt by contract maturity	$265,000	$—	$240,000	$3,958	$21,042
Minimum rental commitments under non-cancelable operating leases	296,943	22,947	42,598	41,113	190,285
Minimum rental commitments under capitalized leases	1,612	1,612	—	—	—
Other long-term obligations	28,710	28,710	—	—	—
Total	$592,265	$53,269	$282,598	$45,071	$211,327

Long-term Debt

In May 1997, Nasdaq entered into a $25.0 million senior note payable with a financial institution (the “1997 Note”). Principal payments are scheduled to begin in 2007 and continue in equal monthly installments until maturity in 2012. The 1997 Note requires monthly interest payments through May 2007 at a fixed rate of 7.41%. After May 2007, Nasdaq will incur interest equal to the lenders’ cost of funds rate, as defined in the agreement, plus 0.5%. The 1997 Note, as amended, contains a financial maintenance covenant requiring that the ratio of Nasdaq’s EBITDA for the prior four quarters must be at least four times Nasdaq’s interest expense for those four quarters (4.0 to 1.0), provided however, that the ratio is reduced to 1.0 to 1.0 through the quarter ended March 31, 2004, increasing to 1.25 to 1.0 through the quarter ended September 30, 2004, increasing to 1.50 to 1.0 through the quarter ended March 31, 2005 and returning to 4.0 to 1.0 for periods thereafter. EBITDA means the sum of Consolidated Net Operating Income and all provisions for depreciation and amortization. Consolidated Net Operating Income means net operating income excluding the cost of strategic review and other charges incurred in the three quarters ended December 31, 2003 as well as amounts related to minority interest and non-cash expenses related to stock options as compensation. The 1997 Note also limits the amount of secured debt Nasdaq can incur to 10% of total assets. Nasdaq’s inability to comply with the required financial covenants, or in certain circumstances a default under another financial agreement could result in default under the 1997 Note.

On May 3, 2001, Nasdaq issued and sold $240.0 million in aggregate principal amount of 4.0% convertible Subordinated Notes due May 2006 to Hellman & Friedman. The Subordinated Notes do not contain any financial maintenance covenants, but a default under any outstanding financing agreement that results in the acceleration of any debt having a principal amount in excess of $50 million would cause a cross default under the Subordinated Notes. See Note 11, “Subordinated Notes,” to the consolidated financial statements for further discussion.

If a default under one or more of these financial agreements causes amounts outstanding under the applicable financial agreement or agreements to be declared to be immediately due and payable, Nasdaq will be required to expend the funds to pay such amounts. If Nasdaq did not have sufficient available cash to pay all amounts that become due and payable, Nasdaq would have to seek additional debt or equity financing, which may not be available on acceptable terms, or at all.

Nasdaq’s ability to incur additional long-term debt and to sell assets for cash outside of the ordinary course of business (“Extraordinary Asset Sales”) also is subject to covenants in the purchase and sale agreement between Nasdaq and the NASD, dated as of February 20, 2002, related to the Series A Preferred Stock (the “Purchase Agreement”) that remain in force while the Series A Preferred Stock is outstanding. Under this agreement, Nasdaq must obtain the NASD’s prior written consent, which may not be unreasonably withheld, before incurring or assuming long-term debt or engaging in Extraordinary Asset Sales that in aggregate equals or exceeds $200.0 million in outstanding long-term debt and Extraordinary Asset Sales. Debt outstanding as of February 21, 2002 and debt incurred to refinance such outstanding debt are excluded from this calculation. Sales of capital stock and sales or transfers of assets in connection with a joint venture, strategic alliance or similar arrangement (if not primarily for cash and to raise capital) are excluded from the definition of Extraordinary Asset Sales. The NASD is permitted to require use of the proceeds to redeem Series A Preferred Stock as a condition to granting consent to a transaction in excess of the $200.0 million limitation.

At December 31, 2003, Nasdaq was in compliance with the covenants of all of its debt and lease agreements and the Purchase Agreement.

Leases

Nasdaq leases certain office space and equipment in connection with its operations. The majority of these leases contain escalation clauses based on increases in property taxes and building operating costs. Minimum lease payments at December 31, 2003 were $296.9 million over the life of the leases.

Nasdaq had future minimum lease payments under non-cancelable capital leases of $1.6 million at December 31, 2003.

Other Long-term Obligations

For discussion of other long-term obligations, see MCI below.

Nasdaq Europe

As of June 30, 2003, €31.8 million ($36.6 million) was funded in the form of a loan fulfilling a commitment to Nasdaq Europe. Of the funded amount, €14.4 million ($16.6 million) was used to finance the operations of Nasdaq Europe through 2002. During the first and second quarters of 2003, an additional €11.6 million ($13.3 million) was funded for 2003 operations. The remaining €5.8 million ($6.7 million) was used to enable Nasdaq Europe to invest in Nasdaq Deutschland, a venture among Nasdaq Europe, several German banks and two regional German exchanges. In October 2002, Nasdaq Europe’s strategic investors committed to convert the majority of Nasdaq Europe’s external debt to equity. The conversion was formally approved by Nasdaq Europe’s Board of Directors in March 2003. On May 26, 2003, the strategic investors converted 63.3% of Nasdaq Europe’s external debt (or 83.2% including intercompany debt with Nasdaq).

On June 24, 2003, Nasdaq’s Board of Directors approved an up to $13.0 million additional commitment in the form of a subordinated loan for the wind-down of market operations of Nasdaq Europe, which was to be conducted pursuant to a Transition Plan approved by the Belgian Banking and Finance Commission. The funding enabled Nasdaq Europe to conduct an orderly transition of listed issuers, as required under Belgian law, renew certain essential contracts during the wind-down period, satisfy certain severance obligations and operate the Nasdaq Deutschland platform until the closure of the Nasdaq Deutschland market on August 29, 2003. As of December 18, 2003, the entire commitment was funded to Nasdaq Europe and to its wholly-owned subsidiary Nasdaq Europe Limited.

As a result of the transfer of Nasdaq’s shares of Nasdaq Europe, Nasdaq Europe’s new owner committed to seek to restructure that company’s obligations and, in that context, to request from certain major creditors releases of any claims they might have against Nasdaq Europe’s former directors, officers and shareholders (if such claims are related to Nasdaq’s prior ownership interest in Nasdaq Europe). At the time of the transfer, Nasdaq Europe had approximately $12 million of external debt and accrued interest. Nasdaq has recorded liabilities that management believes are sufficient to satisfy any potential claims against Nasdaq.

Nasdaq Insurance Agency

In December 2002, Nasdaq purchased the NASD’s 50.0% interest in the NASD Insurance Agency (subsequently renamed the Nasdaq Insurance Agency, LLC (“NIA”)). Nasdaq’s consideration for the NASD’s 50.0% interest consisted of an upfront payment of $0.5 million and up to $5.1 million based on NIA’s stream of contingent cash flow through 2011. Nasdaq will pay the NASD up to: (a) 20% of NIA’s cash flows until Nasdaq has paid the NASD $2.3 million from cash flows; (b) 10% of NIA’s cash flows until Nasdaq has paid the NASD a cumulative amount of $3.0 million from cash flows; (c) 5% of NIA’s cash flows until the earlier to occur of Nasdaq paying the NASD the full cumulative amount of $5.1 million from cash flows or December 31, 2011. As of December 31, 2003, Nasdaq recorded a $0.1 million dividend to the NASD for the NIA’s 2003 cash flows. The dividend was reflected as a reduction in Additional paid-in capital on Nasdaq’s Consolidated Balance Sheets.

Amex Technology Separation

During 2001, Nasdaq agreed to fund a portion of the necessary expenses related to the separation of software, hardware and data under a plan to transition technology applications and support from Nasdaq to Amex. The NASD originally integrated certain Nasdaq and Amex technology subsequent to the 1998 acquisition of Amex by the NASD. The total estimated cost of the separation had been established at a maximum of $29.0 million, and was shared evenly between Nasdaq and the NASD. In 2002 and 2001, Nasdaq accrued $5.3 million and $9.2 million, respectively under this commitment, fulfilling its commitment. As of December 31, 2003, $9.5 million had been paid to Amex. The remaining commitment is expected to be paid in 2004.

NQLX

On June 1, 2001, Nasdaq signed an agreement with LIFFE creating NQLX, a U.S. joint venture company to list and trade single stock futures. On November 8, 2002, Nasdaq launched NQLX. The Nasdaq Board approved a capital contribution of $25.0 million to the NQLX joint venture. During 2002 and 2001, Nasdaq made $2.0 million and $16.0 million, respectively of capital contributions to the NQLX joint venture. As of June 30, 2003, $23.0 million had been contributed and Nasdaq also agreed to redeem its interest in the NQLX joint venture. On July 17, 2003, Nasdaq fulfilled its remaining funding obligation by contributing $2.0 million to NQLX, with the aggregate contributions totaling $25.0 million. On July 24, 2003, Nasdaq, LIFFE and NQLX executed a Redemption and Separation Agreement, at which time Nasdaq ceased to be a partner of NQLX for state law purposes and ceased to share in partnership profits. See Note 2, “Significant Transactions,” to the consolidated financial statements for further discussion.

Nasdaq accounted for its investment in NQLX under the equity method of accounting. In 2003, 2002 and 2001, Nasdaq recorded losses of $4.1 million, $9.0 million and $6.0 million, respectively representing its share of losses incurred by NQLX. The losses are included in Other expenses in the Consolidated Statements of Operations.

MCI

Nasdaq entered into a six-year $600.0 million contract with MCI in 1997 to replace the data network that connected the Nasdaq market facilities to market participants. As part of this contract, Nasdaq guaranteed MCI a minimum revenue commitment of $300.0 million. Under the terms of this contract,

Nasdaq was permitted to renegotiate the contract once the minimum guarantee was satisfied. In June 2002, an amendment to the original contract was negotiated with MCI after the minimum usage level of $300.0 million was achieved based on the original contract. The amended contract supersedes the terms of the existing contract and is for $182.0 million over three years commencing in June 2002. The three-year contract includes fixed and variable cost components for two years and permits Nasdaq to terminate the contract under certain circumstances after the second year. On January 30, 2004, Nasdaq and MCI entered into a new global services agreement (the “GSA”) terminating the current agreement effective May 31, 2004. The GSA which expires on December 31, 2005, requires usage charges for certain GSA services to be at least $20.0 million during the period from June 1, 2004 to December 31, 2004 and $20.0 million in 2005.

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

Quantitative and Qualitative Disclosure About Market Risk

Market risk represents the risks of changes in the value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. As of December 31, 2003, investments consist of U.S. Treasury securities, obligations of U.S. Government sponsored enterprises, municipal bonds and other financial instruments. Nasdaq’s primary market risk is associated with fluctuations in interest rates and the effects that such fluctuations may have on its investment portfolio and outstanding debt. The weighted average maturity of the fixed income portion of the portfolio is 0.68 years as of December 31, 2003. Nasdaq’s outstanding debt obligations generally specify a fixed interest rate until May 2007 and a floating interest rate based on the lender’s cost of funds until maturity in 2012. The investment portfolio is held primarily in investments with maturities averaging less than one year. Therefore, management does not believe that a 100 basis point fluctuation in market interest rates will have a material effect on the carrying value of Nasdaq’s investment portfolio or on Nasdaq earnings or cash flows. Nasdaq’s exposure to these risks has not materially changed since December 31, 2003.

During the year 2003, Nasdaq had hedged certain foreign currency exposures. At December 31, 2003, Nasdaq had an existing hedge outstanding of 25 million British Pounds in anticipation of a forecasted transaction. Both the hedge and the transaction settled on January 15, 2004. Nasdaq expects to periodically re-evaluate its foreign currency hedging policies and may choose in the future to enter into additional transactions.

Critical Accounting Policies and Estimates

The preparation of Nasdaq’s financial statements in conformity with generally accepted accounting principles requires management to adopt accounting policies and make estimates and judgments to develop amounts reported in the financial statements and accompanying notes.

Nasdaq periodically reviews the application of its accounting policies and evaluates the appropriateness of the estimates that are required to prepare the financial statements. Nasdaq believes our estimates and judgments are reasonable; however actual results and the timing of recognition of such amounts could differ from those estimates.

Nasdaq’s significant accounting policies are described in Note 4, “Summary of Significant Accounting Policies,” to the consolidated financial statements. The following provides information about Nasdaq’s critical accounting policies. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. These policies relate to revenue recognition, software costs, related party transactions and reserve for bad debts.

Revenue Recognition.   Market Services segment:  Transaction Services revenues (40.0% of total revenues in 2003) are variable, and are based on service volumes, and are recognized as transactions occur. Market Information Services revenues (24.9% of total revenues in 2003) are based on the number of presentation devices in service and market data information quotes delivered through those devices. These revenues are recorded net of amounts due under revenue sharing arrangements with market participants. Market Information Services revenues are recognized in the month that information is provided. Issuer Services segment: Corporate Client Group revenues (28.4% of total revenues in 2003) include annual fees, initial listing fees and LAS fees. Effective January 1, 2000, Nasdaq adopted Staff Accounting Bulletin 101 “Revenue Recognition in Financial Statements” (“SAB 101”). Annual fees are recognized ratably over the following 12-month period. Initial listing and LAS fees are recognized on a straight-line basis over estimated service periods, which are six and four years, respectively. Prior to 2000, initial listing fees were recognized in the month listing occurred and LAS fees were recognized in the period the additional shares were issued. For Nasdaq Financial Products’ revenues (5.6% of total revenues in 2003), Nasdaq receives license fees for its trademark licenses related to the QQQ and other financial products linked to Nasdaq indices issued in the U.S. and abroad. These revenues are recognized as earned.

Software Costs.   Significant purchased application software and operational software that are an integral part of computer hardware are capitalized and amortized on the straight-line method over their estimated useful lives, generally two to seven years. All other purchased software is charged to expense as incurred.

Nasdaq uses Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”), for accounting for internally developed software. SOP 98-1 requires that certain costs incurred in connection with developing or obtaining internal use software be capitalized. Under the provisions of this SOP, Nasdaq capitalizes internal and third party costs incurred in connection with the development of internal use software.

Related Party Transactions.   Related party receivables and payables are the result of various transactions between Nasdaq and its affiliates. Payables to related parties are comprised primarily of the regulation charge from NASDR, a wholly-owned subsidiary of the NASD. NASDR charges Nasdaq for costs incurred related to Nasdaq market regulation and enforcement. Support charges from the NASD to Nasdaq represent another component of payables to related parties. The support charge includes an allocation of a portion of the NASD’s administrative expenses as well as its costs incurred to develop and maintain technology on behalf of Nasdaq. All related party transactions are currently charged at cost.

Receivables from related parties are primarily attributable to costs incurred by Amex and funded by Nasdaq related to various Amex technology projects. The remaining portion of the receivable from related parties balance is related to cash disbursements funded by Nasdaq on behalf of its affiliates.

Until Exchange Registration, the NASD will retain voting control over Nasdaq. See “Item 1. Business—Nasdaq’s History and Structure.” However, as of January 1, 2004, none of the 19 members of the Nasdaq Board are currently members of the NASD Board. Nonetheless, until Exchange Registration, the NASD will be in a position to continue to control substantially all matters affecting Nasdaq, including any determination with respect to the direction and policies of Nasdaq, acquisition or disposition of assets, future issuances of securities of Nasdaq, Nasdaq’s incurrence of debt and any dividend payable on the Common Stock.

Conflicts of interest may arise between Nasdaq and the NASD, or its affiliates, in a number of areas relating to their past and ongoing relationships, including the nature, quality, and pricing of services rendered; shared marketing functions; tax and employee benefit matters; indemnity agreements; sales or distributions by the NASD of all or any portion of its ownership interest in Nasdaq; or the NASD’s ability to influence certain affairs of Nasdaq prior to Exchange Registration.

Nasdaq agreed to fund a portion of the necessary expenses related to the separation of software, hardware, and data under a plan to transition technology applications and support from Nasdaq to Amex. The NASD originally integrated certain Nasdaq and Amex technology subsequent to the 1998 acquisition of Amex by the NASD. The total estimated cost of the separation has been established at a maximum of $29.0 million, and was shared evenly between Nasdaq and the NASD. In 2002 and 2001, Nasdaq accrued $5.3 million and $9.2 million, respectively under this commitment, fulfilling its commitment. As of December 31, 2003, $9.5 million had been paid to Amex. The remaining commitment is expected to be paid in 2004.

Reserve for Bad Debts.   The reserve for bad debts is maintained at a level believed by management to be sufficient to absorb estimated losses in the accounts receivable portfolio. The reserve is increased by the provision for bad debts which is charged against operating results and decreased by the amount of charge-offs, net of recoveries. The amount charged against operating results is based on several factors, including a continuous assessment of the collectibility of each account. In circumstances where a specific customer’s inability to meet its financial obligations is known (i.e., bankruptcy filings), Nasdaq records a specific provision for bad debts against amounts due to reduce the receivable to the amount it reasonably believes will be collected. For all other customers, provisions for bad debts are made based on the length of time the receivable is past due and historical experience. As of December 31, 2003, for receivables past due 31-60 days, 61-90 days and over 90 days, the outstanding account balances are reserved for at 10%, 50% and 100% of the outstanding account balances, respectively. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to pay), our estimates of recoverability could be reduced by a material amount.

Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of this statement, which previously were often classified as equity, must now be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of SFAS No. 150 did not have a material impact on Nasdaq’s earnings or financial position.

In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 addresses consolidation by business enterprises of variable interest entities (“VIE”s). The accounting provisions and disclosure requirements of FIN 46 are effective immediately for VIEs created after January 31, 2003 and are effective for reporting periods beginning after June 15, 2003 for VIEs created prior to February 1, 2003. Adoption of this interpretation did not have a material impact on Nasdaq’s earnings or financial position.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. Nasdaq adopted the disclosure requirements of SFAS No. 148 during the first quarter of 2003. See Note 14, “Stock Compensation and Stock Awards,” to the consolidated financial statements for further discussion.

In November 2002, the FASB issued Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 provides accounting and disclosure requirements for certain guarantees. The interpretation requires certain guarantees to be recorded at fair value versus the current practice of recording a liability only when a loss is probable and reasonably estimable. The accounting provisions of FIN 45 are effective for certain guarantees issued or modified beginning January 1, 2003. Adoption of this interpretation did not have a material impact on Nasdaq’s earnings or financial position.

In July 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). This statement is effective for exit or disposal activities initiated after December 31, 2002 and generally requires costs associated with exit or disposal activities (including costs related to involuntary terminations and contract termination costs) to be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. Specifically, costs associated with involuntary terminations are to be accrued on the date the employees are notified, assuming the period of time between the notification date and termination date is the lesser of 60 days or the legally required notification period. Otherwise, these costs are to be recognized evenly over the period from notification to termination. Contract termination costs are to be recognized when the contract is legally terminated or when the economic benefits of the contract are no longer being utilized. Nasdaq is in accordance with SFAS 146 for the elimination of all non-core products, initiatives and severance incurred during 2003.

Summarized Quarterly Financial Data (Unaudited)(1)

	1st Qtr 2003	2nd Qtr 2003	3rd Qtr 2003	4th Qtr 2003
	(in thousands, except share amounts)
Total revenues	$162,361	$147,574	$141,900	$138,011
Total direct expenses	135,075	132,998	115,456	109,215
Total expenses	152,269	189,522	154,707	150,662
Operating income (loss)	10,092	(41,948)	(12,807)	(12,651)
Interest income	2,766	2,606	2,488	1,655
Interest expense	(5,230)	(5,222)	(5,182)	(2,922)
Operating income (loss) from continuing operations before income taxes	7,628	(44,564)	(15,501)	(13,918)
(Provision) benefit for income taxes	(1,808)	12,182	7,758	3,109
Net income (loss) from continuing operations	$5,820	$(32,382)	$(7,743)	$(10,809)
Discontinued operations:
Loss from discontinued operations, net of tax	(3,254)	(16,626)	(30,836)	(10,188)
Gain on disposition of discontinued operations	—	—	571	—
Net income (loss)	$2,566	$(49,008)	$(38,008)	$(20,997)
Net income (loss) applicable to common stockholders	$1,916	$(51,552)	$(40,550)	$(23,540)
Basic and diluted net earnings (loss) per share:
Continuing operations	$0.06	$(0.45)	$(0.13)	$(0.17)
Discontinued operations	(0.04)	(0.21)	(0.39)	(0.13)
Total	$0.02	$(0.66)	$(0.52)	$(0.30)

	1st Qtr 2002	2nd Qtr 2002	3rd Qtr 2002	4th Qtr 2002
	(in thousands, except share amounts)
Total revenues	$208,663	$202,649	$195,550	$180,293
Total direct expenses	143,764	146,663	141,652	153,056
Total expenses	161,438	179,548	162,754	171,571
Operating income	47,225	23,101	32,796	8,722
Interest income	3,144	3,414	3,128	2,897
Interest expense	(3,541)	(4,070)	(5,795)	(5,082)
Operating income from continuing operations before income taxes	46,828	22,445	30,129	6,537
Provision for income taxes	(20,207)	(8,235)	(12,207)	(272)
Net income from continuing operations	$26,621	$14,210	$17,922	$6,265
Discontinued operations:
Loss from discontinued operations, net of tax	(5,294)	(5,440)	(5,211)	(5,945)
Net income	$21,327	$8,770	$12,711	$320
Net income (loss) applicable to common stockholders	$18,886	$6,329	$10,270	$(2,121)
Basic net earnings (loss) per share:
Continuing operations	$0.24	$0.15	$0.20	$0.05
Discontinued operations	(0.05)	(0.07)	(0.07)	(0.08)
Total	$0.19	$0.08	$0.13	(0.03)
Diluted net earnings (loss) per share:
Continuing operations	$0.23	$0.15	$0.20	$0.05
Discontinued operations	(0.05)	(0.07)	(0.07)	(0.08)
Total	$0.18	$0.08	$0.13	$(0.03)

(1)          Certain reclassifications have been made to previously recorded quarters in order to conform to the current year presentation.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

Information about quantitative and qualitative disclosures about market risk is incorporated herein by reference from “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosure About Market Risk.”

Item 8. Financial Statements and Supplementary Data.

Nasdaq’s consolidated financial statements, including consolidated balance sheets as of December 31, 2003 and 2002, consolidated statements of operations for the years ended December 31, 2003, 2002 and 2001, consolidated statements of changes in stockholders’ equity for the years ended December 31, 2003, 2002 and 2001, consolidated statements of cash flows for the years ended December 31, 2003, 2002 and 2001 and notes to our consolidated financial statements, together with a report thereon of Ernst & Young LLP, dated February 18, 2004, are attached hereto as pages F-1 through F-43.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a). Disclosure controls and procedures.   Nasdaq’s management, with the participation of Nasdaq’s President and Chief Executive Officer, and Executive Vice President and Chief Financial Officer, has evaluated the effectiveness of Nasdaq’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, Nasdaq’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer have concluded that, as of the end of such period, Nasdaq’s disclosure controls and procedures are effective.

(b). Internal controls over financial reporting.   There have been no changes in Nasdaq’s internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during Nasdaq’s fiscal fourth quarter that have materially affected, or are reasonably likely to materially affect, Nasdaq’s internal controls over financial reporting.

Part III

Item 10. Directors and Executive Officers of the Registrant.

Information about Nasdaq’s code of ethics, as defined in Item 406 of Regulation S-K, and Nasdaq’s audit committee composition and financial expert, as defined in Items 401(h) and (i) of Regulation S-K, are incorporated by reference from the discussion under the captions “Nasdaq Codes of Ethics” and “Board and Committee Meetings—Audit Committee,” respectively, in Nasdaq’s proxy statement for the 2004 Annual Meeting of Stockholders (the “Proxy”). Information about Nasdaq’s directors is incorporated by reference from the discussion under Proposal 1 in the Proxy. Information about Nasdaq’s Nominating Committee is incorporated by reference from the discussion under the caption “Board and Committee Meetings—Nominating Committee” in the Proxy. Information about Section 16 reports, as required by Item 405 of Regulation S-K, is incorporated by reference from the discussion under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy. The balance of the response to this item is contained in the discussion entitled “Executive Officers” under Item 1 of Part I of this report.

Item 11. Executive Compensation.

Information about executive compensation is incorporated by reference from the discussion under the heading “Executive Compensation” in Nasdaq’s Proxy Statement for the 2004 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information about security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in Nasdaq’s Proxy Statement for the 2004 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions.

Information about certain relationships and transactions with related parties is incorporated herein by reference from the discussion under the heading “Certain Relationships and Related Transactions” in Nasdaq’s Proxy Statement for the 2004 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services.

Information about principal accountant fees and services is incorporated herein by reference from the discussion under the heading “Proposal 2. Ratify the Appointment of Independent Auditors” in Nasdaq’s Proxy Statement for the 2004 Annual Meeting of Stockholders.

Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1) Financial Statements

See “Index to Consolidated Financial Statements.”

(a)(2) Financial Statement Schedules

See “Index to Consolidated Financial Statements.”

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3) Exhibits:

Exhibit Number
3.1	Restated Certificate of Incorporation of The Nasdaq Stock Market, Inc.(^^)
3.2	By-Laws of The Nasdaq Stock Market, Inc.(#)
3.2.1	First Amendment to By-Laws of The Nasdaq Stock Market, Inc.(~)
4.1	Form of Common Stock certificate.(+)
9.1	Voting Trust Agreement dated June 28, 2000, among The Nasdaq Stock Market, Inc., the National Association of Securities Dealers, Inc. and The Bank of New York.(+)
9.2	First Amendment to the Voting Trust Agreement, dated as of January 18, 2001, among The Nasdaq Stock Market, Inc., the National Association of Securities Dealers, Inc. and The Bank of New York.(+)
9.3

Second Amendment to the Voting Trust Agreement, dated as of July 18, 2002, among The Nasdaq Stock Market, Inc., the National Association of Securities Dealers, Inc., The Bank of New York and Mellon Investor Services, LLC.(++)

10.1	Network Service Agreement, dated November 19, 1997, between MCI Telecommunications Corporation and The Nasdaq Stock Market, Inc.*(+)
10.1.1	Amendment to EWN II Agreement, dated as of June 17, 2002, between WorldCom Communications, Inc. and The Nasdaq Stock Market, Inc. *(++)
10.2	Consolidated Agreement, between Unisys Corporation and The Nasdaq Stock Market, Inc.*(+)
10.3	Network User License Agreement, dated November 30, 1993, between Oracle Corporation and The Nasdaq Stock Market, Inc.*(++)
10.4	Software License and Services Agreement, dated November 30, 1993, between Oracle Corporation and The Nasdaq Stock Market, Inc.*(+)
10.5	Regulatory Services Agreement, dated June 28, 2000, between NASD Regulation, Inc. and The Nasdaq Stock Market, Inc.*(+)
10.6	Separation and Common Services Agreement, dated as of January 1, 2002, between the National Association of Securities Dealers, Inc. and The Nasdaq Stock Market, Inc.(~)
10.7	The Nasdaq Stock Market, Inc. 2000 Employee Stock Purchase Plan.(+)

10.8	The Nasdaq Stock Market, Inc. Equity Incentive Plan.(+)
10.8.1	First Amendment to The Nasdaq Stock Market, Inc. Equity Incentive Plan.(##)
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

10.10	Purchase and Sale Agreement, dated March 23, 2001, by and between the National Association of Securities Dealers, Inc. and The Nasdaq Stock Market, Inc.(+)
10.11	Employment Agreement by and between The Nasdaq Stock Market, Inc. and Robert Greifeld, effective as of May 12, 2003.(>>)
10.12	Employment Letter from The Nasdaq Stock Market, Inc. to Steven J. Randich, dated September 22, 2000.
10.13	Employment Letter from The Nasdaq Stock Market, Inc. to David P. Warren, dated November 30, 2000.
10.14	Employment Agreement by and between The Nasdaq Stock Market, Inc. and Richard G. Ketchum, effective as of December 29, 2000.(+)
10.14.1	Amendment One to the Employment Agreement by and between The Nasdaq Stock Market, Inc. and Richard G. Ketchum, effective as of February 1, 2002.(>)
10.14.2	Letter Agreement among The Nasdaq Stock Market, Inc., Richard G. Ketchum and The New York Stock Exchange, Inc., dated as of February 25, 2004.
10.15	Employment Agreement by and between The Nasdaq Stock Market, Inc. and Hardwick Simmons, dated December 7, 2000, effective as of February 1, 2001.(+)
10.15.1	Amendment Number One to the Employment Agreement by and between The Nasdaq Stock Market, Inc., and Hardwick Simmons, effective as of February 1, 2001.(+)
10.15.2	Amendment Number Two to the Employment Agreement by and between The Nasdaq Stock Market, Inc., and Hardwick Simmons, effective as of February 1, 2002.(>)
10.16	Employment Agreement between The Nasdaq Stock Market, Inc. and Edward Knight, effective as of December 29, 2000.(~)
10.16.1	First Amendment to Employment Agreement between The Nasdaq Stock Market, Inc. and Edward Knight, effective February 1, 2002.(~)
10.17	Purchase and Sale Agreement, dated as of February 20, 2002, by and between The Nasdaq Stock Market, Inc., and the National Association of Securities Dealers, Inc.(>)
10.17.1	Investor Rights Agreement, dated as of February 20, 2002, between The Nasdaq Stock Market, Inc., and the National Association of Securities Dealers, Inc.(<*>)
10.18	Loan Agreement, dated December 28, 2001, by and between The Nasdaq Stock Market, Inc. and David P. Warren.(>)
10.19	Master Agreement, dated as of February 6, 2002, among The Nasdaq Stock Market, Inc., and The American Stock Exchange, LLC and The American Stock Exchange Corporation. *(++)

10.19.1	First Amendment to Master Agreement, dated as of December 9, 2002, among The Nasdaq Stock Market, Inc., and The American Stock Exchange, LLC and The American Stock Exchange Corporation.*
10.20	Technology Transition Agreement, dated as of February 6, 2002, among The Nasdaq Stock Market, Inc., The National Association of Securities Dealers, Inc. and The American Stock Exchange LLC. *(++)
10.21

Promissory Note, dated as of May 19, 1997, between The Nasdaq Stock Market, Inc., and Crestar Bank (the “Promissory Note”), Allonge to Promissory Note, dated as of May 6, 2003, between Nasdaq and SunTrust Bank; Second Allonge to Promissory Note, dated as of June 26, 2003, between Nasdaq and SunTrust, Third Allonge, dated as of September 29, 2003, between Nasdaq and SunTrust.

11	Statement regarding computation of per share earnings (incorporated herein by reference to “Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K” of this Form 10-K).
12.1	Computation of Ratio of Earnings to Fixed Charges.
21.1	List of all subsidiaries.
23.1	Consent of Ernst & Young LLP.
24.1	Powers of Attorney.
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).
31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.
32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.

*	Confidential treatment has been requested from the U.S. Securities and Exchange Commission for certain portions of this exhibit.
(+)	Previously filed with The Nasdaq Stock Market, Inc.’s Registration Statement on Form 10 (file number 000-32651) filed on April 30, 2001.
(^)	Previously filed with The Nasdaq Stock Market, Inc.’s Amendment No. 1 to Registration Statement on Form 10 (file number 000-32651) filed on May 14, 2001.
(—)	Previously filed with The Nasdaq Stock Market, Inc.’s Amendment No. 4 to Registration Statement on Form 10 (file number 000-32651) filed on August 31, 2001.
(#)	Previously filed with The Nasdaq Stock Market, Inc.’s Amendment No. 5 to Registration Statement on Form 10 (file number 000-32651) filed on November 16, 2001.
(<*>)	Previously filed with The Nasdaq Stock Market, Inc.’s Current Report on Form 8-K filed on February 22, 2002.
(>)	Previously filed with The Nasdaq Stock Market, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001, filed March 28, 2002.

(>>)	Previously filed with The Nasdaq Stock Market, Inc.’s Registration on Form S-8, filed on July 10, 2003.
(##)	Previously filed with The Nasdaq Stock Market, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed on August 14, 2002.
(~)	Previously filed with The Nasdaq Stock Market, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, filed March 31, 2003.

(b)          Reports on Form 8-K:

The following reports on Form 8-K were furnished during the three months ended December 31, 2003.

1.     Form 8-K, dated November 5, 2003 (Items 7 and 12).

(c)           Exhibits:

See Item 15(a)(3) above.

(d)          Financial Statement Schedules:

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2004.

The Nasdaq Stock Market, Inc.
By	/s/ Robert Greifeld
Name: Robert Greifeld
Title: Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated as of March 15, 2004.

Name	Title
/s/ Robert Greifeld	Chief Executive Officer, President and Director
Robert Greifeld	(Principal Executive Officer)
/s/ David P. Warren	Chief Financial Officer
David P. Warren	(Principal Financial Officer)
/s/ Ronald Hassen	Controller (Principal Accounting Officer)
Ronald Hassen
*	Chairman of the Board
H. Furlong Baldwin
*	Director
Frank E. Baxter
*	Director
Michael Casey
*	Director
Michael W. Clark
*	Director
William S. Cohen
*	Director
Lon Gorman
*	Director
John P. Havens
*	Director
Patrick Healy

*	Director
Thomas M. Joyce
*	Director
John D. Markese
*	Director
Thomas F. O’Neill
*	Director
James S. Riepe
*	Director
Arthur Rock
*	Director
Arvind Sodhani
*	Director
Sir Martin Sorrell
*	Director
Thomas G. Stemberg
*	Director
Thomas W. Weisel
*	Director
Mary Jo White
*	Director
Arshad R. Zakaria

*                    Pursuant to Power of Attorney

By:	/s/ Edward S. Knight
Edward S. Knight Attorney-in-Fact

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following consolidated financial statements of The Nasdaq Stock Market, Inc. and its subsidiaries are presented herein on the page indicated:

REPORT OF INDEPENDENT AUDITORS

Board of Directors
The Nasdaq Stock Market, Inc.

We have audited the accompanying consolidated balance sheets of The Nasdaq Stock Market, Inc. (“Nasdaq”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of Nasdaq’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nasdaq at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States.

Ernst & Young LLP

New York, NY
February 18, 2004

The Nasdaq Stock Market, Inc.
Consolidated Balance Sheets
(in thousands, except share and par value amounts)

	December 31,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$148,929	$201,463
Investments:
Available-for-sale, at fair value	185,704	222,125
Held-to-maturity, at amortized cost	23,765	18,674
Receivables, net	111,405	157,508
Receivables from related parties	7,731	11,274
Deferred tax asset	40,460	53,048
Current assets of discontinued operations	—	14,614
Other current assets	11,623	18,300
Total current assets	529,617	697,006
Investments:
Held-to-maturity, at amortized cost	4,506	9,756
Property and equipment:
Land, buildings and improvements	96,578	94,549
Data processing equipment and software	346,928	400,621
Furniture, equipment and leasehold improvements	168,478	191,643
	611,984	686,813
Less accumulated depreciation and amortization	(369,041)	(358,123)
Total property and equipment, net	242,943	328,690
Non-current deferred tax asset	72,079	69,971
Goodwill	—	4,089
Other intangible assets	871	6,094
Non-current assets of discontinued operations	—	46,805
Other assets	1,238	13,503
Total assets	$851,254	$1,175,914
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$29,959	$61,631
Accrued personnel costs	48,817	46,601
Deferred revenue	59,739	64,633
Other accrued liabilities	75,951	40,007
Current obligation under capital lease	1,607	3,545
Current liabilities of discontinued operations	—	31,573
Payables to related parties	21,558	27,324
Total current liabilities	237,631	275,314
Senior notes	25,000	175,000
Subordinated notes	240,000	240,000
Non-current obligation under capital lease	—	5,877
Accrued pension costs	26,831	23,558
Non-current deferred tax liability	40,917	49,240
Non-current deferred revenue	84,703	102,065
Non-current liabilities of discontinued operations	—	16,547
Other liabilities	35,476	23,923
Total liabilities	690,558	911,524
Minority interests of discontinued operations	—	(6,482)
Stockholders’ equity
Common stock, $.01 par value, 300,000,000 authorized, shares issued: 130,611,221 in 2003 and 130,518,921 in 2002; shares outstanding: 78,483,919 in 2003 and 78,266,708 in 2002	1,306	1,305
Preferred stock, 30,000,000 authorized, Series A: 1,338,402 shares issued and outstanding; Series B: 1 share issued and outstanding	133,840	133,840
Additional paid-in capital	358,923	358,237
Common stock in treasury, at cost: 52,127,302 shares in 2003 and 52,252,213 shares in 2002	(667,765)	(669,454)
Accumulated other comprehensive income	86	(2,326)
Deferred stock compensation	(1,102)	(1,920)
Common stock issuable	2,881	4,937
Retained earnings	332,527	446,253
Total stockholders’ equity	160,696	270,872
Total liabilities, minority interests and stockholders’ equity	$851,254	$1,175,914

See accompanying notes to consolidated financial statements.

The Nasdaq Stock Market, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended December 31,
	2003	2002	2001
Revenues
Transaction Services	$236,006	$380,631	$411,927
Market Information Services	147,114	199,561	241,550
Corporate Client Group	167,312	173,250	155,195
Nasdaq Financial Products	32,882	28,132	30,646
Other	6,531	5,580	8,752
Total revenues	589,845	787,154	848,070
Expenses
Compensation and benefits	159,097	183,130	179,352
Marketing and advertising	19,515	26,931	25,418
Depreciation and amortization	89,983	88,502	83,684
Professional and contract services	37,544	60,499	70,669
Computer operations and data communications	125,618	136,642	166,853
Provision for bad debts	1,365	8,426	15,459
Travel, meetings and training	8,468	12,434	14,022
Occupancy	31,212	32,367	25,986
Publications, supplies and postage	6,930	10,752	11,996
Other	13,013	25,448	69,295
Total direct expenses	492,745	585,131	662,734
Elimination of non-core product lines, initiatives and severance	97,910	—	—
Nasdaq Japan impairment loss	(5,000)	15,208	—
Support costs from related parties, net	61,504	74,968	101,799
Total expenses	647,159	675,307	764,533
Operating (loss) income	(57,314)	111,847	83,537
Interest income	9,517	12,583	23,782
Interest expense	(18,555)	(18,488)	(9,777)
Operating (loss) income from continuing operations before minority interest and income taxes	(66,352)	105,942	97,542
Minority interests from continuing operations	—	—	845
Benefit (provision) for income taxes	21,240	(40,921)	(38,332)
Net (loss) income from continuing operations	$(45,112)	$65,021	$60,055
Discontinued operations:
Loss from discontinued operations (net of income tax benefit of $3,663 and provision for income taxes of $128 and $0 in 2003, 2002 and 2001, respectively)	(60,906)	(21,893)	(19,592)
Gain on disposition of discontinued operations	571	—	—
Loss from discontinued operations	(60,335)	(21,893)	(19,592)
Net (loss) income	$(105,447)	$43,128	$40,463
Net (loss) income applicable to common stockholders:
Net (loss) income	$(105,447)	$43,128	$40,463
Preferred Stock:
Dividends declared	(8,279)	—	—
Accretion of preferred stock	—	(9,765)	—
Net (loss) income applicable to common stockholders	$(113,726)	$33,363	$40,463
Basic and diluted net (loss) earnings per share:
Continuing operations	$(0.68)	$0.66	$0.52
Discontinued operations	(0.77)	(0.26)	(0.17)
Total	$(1.45)	$0.40	$0.35

See accompanying notes to consolidated financial statements.

The Nasdaq Stock Market, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share amounts)

	Number of Common Shares Outstanding	Common Stock	Additional Paid-in Capita1	Common Stock in Treasury	Preferred Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Stock Compensation	Common Stock Issuable	Total
Balance, January 1, 2001	123,663,746	$1,237	$273,387	$—	$—	$372,427	$(1,892)	$—	$—	$645,159
Net income	—	—	—	—	—	40,463	—	—	—	40,463
Change in unrealized losses on available-for-sale investments, net of tax of $(1,030)	—	—	—	—	—	—	918	—	—	918
Foreign currency translation, net of minority interests of $340 and net of tax of $(380)	—	—	—	—	—	—	(4,607)	—	—	(4,607)
Minimum pension liability, net of tax of $900	—	—	—	—	—	—	(1,395)	—	—	(1,395)
Comprehensive income for the year ended December 31, 2001	—	—	—	—	—	—	—	—	—	35,379
Net proceeds from Phase II offering	5,028,797	50	63,638	—	—	—	—	—	—	63,688
Sale of subsidiary stock	—	—	6,930	—	—	—	—	—	—	6,930
Purchase of minority interests in Nasdaq Europe Planning Company Limited	—	—	(12,400)	—	—	—	—	—	—	(12,400)
Sale of warrants to purchase common stock	—	—	1,438	—	—	—	—	—	—	1,438
Purchase of common stock for treasury	(18,461,538)	—	—	(240,000)	—	—	—	—	—	(240,000)
Restricted stock awards, net of forfeitures	—	—	—	—	—	—	—	(7,465)	7,465	—
Amortization and vesting of restricted stock	107,700	1	1,399	—	—	—	—	4,115	(1,400)	4,115
Other purchases of common stock by related parties or affiliated entities	1,361,580	14	14,065	—	—	—	—	—	—	14,079
Balance, December 31, 2001	111,700,285	$1,302	$348,457	$(240,000)	$—	$412,890	$(6,976)	$(3,350)	$6,065	$518,388
Net income	—	—	—	—	—	43,128	—	—	—	43,128
Change in unrealized losses on available-for-sale investments, net of tax of $1,158	—	—	—	—	—	—	(2,048)	—	—	(2,048)
Foreign currency translation, net of minority interests of $100	—	—	—	—	—	—	6,402	—	—	6,402
Minimum pension liability, net of tax of $(192)	—	—	—	—	—	—	296	—	—	296
Comprehensive income for the year ended December 31, 2002	—	—	—	—	—	—	—	—	—	47,778
Purchase of common stock for treasury	(33,768,895)	—	—	(429,454)	—	—	—	—	—	(429,454)
Issuance of preferred stock	—	—	—	—	124,075	—	—	—	—	124,075
Accretion of preferred stock dividends	—	—	—	—	9,765	(9,765)	—	—	—	—
Capital contribution from NASD, net of distribution to NASD for insurance agency	—	—	5,069	—	—	—	—	—	—	5,069
Adjustment of carrying value of Nasdaq Europe due to sale of securities to third party	—	—	728	—	—	—	—	—	—	728
Restricted stock awards, net of forfeitures	—	—	—	—	—	—	—	(620)	620	—
Amortization and vesting of restricted stock	116,660	1	1,747	—	—	—	—	2,050	(1,748)	2,050
Other purchases of common stock by related parties or affiliated entities	218,658	2	2,236	—	—	—	—	—	—	2,238
Balance, December 31, 2002	78,266,708	$1,305	$358,237	$(669,454)	$133,840	$446,253	$(2,326)	$(1,920)	$4,937	$270,872
Net income	—	—	—	—	—	(105,447)	—	—	—	(105,447)
Change in unrealized losses on available-for-sale investments, net of tax of $340	—	—	—	—	—	—	760	—	—	760
Foreign currency translation	—	—	—	—	—	—	1,948	—	—	1,948
Minimum pension liability, net of tax of $191	—	—	—	—	—	—	(296)	—	—	(296)
Comprehensive income for the year ended December 31, 2003	—	—	—	—	—	—	—	—	—	(103,035)
Preferred stock dividends declared	—	—	—	—	—	(8,279)	—	—	—	(8,279)
Distribution to NASD for insurance agency	—	—	(139)	—	—	—	—	—	—	(139)
Restricted stock awards, net of forfeitures	—	—	—	—	—	—	—	868	(868)	—
Amortization and vesting of restricted stock	92,300	1	1,187	(148)	—	—	—	(50)	(1,188)	(198)
Other purchases of common stock by related parties or affiliated entities	124,911	—	(362)	1,837	—	—	—	—	—	1,475
Balance, December 31, 2003	78,483,919	$1,306	$358,923	$(667,765)	$133,840	$332,527	$86	$(1,102)	$2,881	$160,696

See accompanying notes to consolidated financial statements.

The Nasdaq Stock Market, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2003	2002	2001
Reconciliation of net income to cash provided by operating activities
Net (loss) income	$(105,447)	$43,128	$40,463
Net (loss) from discontinued operations	(60,335)	(21,893)	(19,592)
Net (loss) income from continuing operations	$(45,112)	$65,021	$60,055
Non-cash items included in net income:
Depreciation and amortization	89,983	88,502	83,684
Amortization of restricted stock awards and other stock-based compensation	(50)	3,155	6,883
Minority interests	—	—	(845)
Provision for bad debts	1,365	8,426	15,459
Loss from equity method affiliates	4,101	12,114	17,224
Elimination of non-core product lines and initiatives	33,923	—	—
Nasdaq Japan impairment loss	(5,000)	15,208	—
Deferred taxes	2,103	13,662	(23,178)
Other non-cash items included in net income	13,050	8,201	13,280
Net change in:
Receivables, net	44,500	27,864	(30,553)
Receivables from related parties	2,513	17,662	(27,440)
Other current assets	4,886	(6,989)	2,358
Other assets	9,177	(2,288)	(19,526)
Accounts payable and accrued expenses	(31,672)	(35,902)	(31,280)
Accrued personnel costs	2,216	534	6,530
Deferred revenue	(22,256)	(20,355)	(17,484)
Other accrued liabilities	40,849	(9,505)	18,744
Obligation under capital leases	(7,815)	(3,275)	(1,905)
Payables to related parties	(5,766)	17,768	(11,555)
Accrued pension costs	3,273	(1,425)	10,329
Other liabilities	11,553	(15,181)	32,542
Cash provided by continuing operations	145,821	183,197	103,322
Cash used in discontinued operations	(40,554)	(28,555)	(33,357)
Cash provided by operating activities	105,267	154,642	69,965
Cash flow from investing activities
Proceeds from redemptions of available-for-sale investments	212,725	209,181	369,573
Purchases of available-for-sale investments	(179,151)	(212,643)	(366,438)
Proceeds from maturities of held-to-maturity investments	18,600	—	25,465
Purchases of held-to-maturity investments	(18,453)	—	(25,455)
Capital contribution to Nasdaq LIFFE joint venture	(2,500)	(16,000)	(2,000)
Purchases of property and equipment	(31,595)	(75,153)	(107,848)
Proceeds from sales of property and equipment	143	8,135	5,224
Cash used in investing activities	(231)	(86,480)	(101,479)
Cash flow from financing activities
Proceeds from Phase I and Phase II private placement offering	—	—	63,688
Payments for treasury stock purchases	(147)	(305,155)	(240,000)
(Decrease) increase in long-term debt	(150,000)	150,000	240,000
Purchase of minority interests in Nasdaq Europe Planning Company Ltd.	—	—	(27,361)
Issuances of common stock	996	2,238	14,079
Preferred stock dividends	(8,279)	—	—
Contribution (to) from NASD	(139)	5,069	—
Cash (used in) provided by financing activities	(157,570)	(147,848)	50,406
(Decrease) increase in cash and cash equivalents	(52,534)	(79,686)	18,892
Cash and cash equivalents at beginning of year	201,463	281,149	262,257
Cash and cash equivalents at end of year	$148,929	$201,463	$281,149
Supplemental Disclosure of Non-Cash Flow Activities
Cash paid for (received):
Interest	$15,851	$19,276	$7,798
Income taxes, net of refund	$(25,936)	$77,187	$22,873
Payments for treasury stock purchases with issuance of preferred stock	$—	$124,075	$—

See accompanying notes to consolidated financial statements.

The Nasdaq Stock Market, Inc.
Notes to Consolidated Financial Statements

1.   Organization and Nature of Operations

Nasdaq operates The Nasdaq Stock Market, the largest electronic screen-based equity securities market in the United States. Nasdaq is a majority owned subsidiary of the National Association of Securities Dealers, Inc. (the “NASD”).  In 2000, the NASD implemented a separation of Nasdaq from the NASD by restructuring and broadening the ownership in Nasdaq (the “Restructuring”) through a two-phase private placement of securities. In the private placements, (i) the NASD sold (a) an aggregate of 10,806,494 warrants to purchase an aggregate amount of 43,225,976 shares of outstanding common stock of Nasdaq (the “Common Stock”) and (b) 4,543,591 shares of outstanding Common Stock and (ii) Nasdaq sold an aggregate of 28,692,543 newly-issued shares of Common Stock to investors. Securities in the private placements were offered to all NASD members, certain issuers listed on The Nasdaq Stock Market and certain investment companies. Each warrant issued by the NASD entitles the holder to purchase one share in each of four one-year exercise periods. The first exercise period expired on June 28, 2003 and the NASD is currently in the second exercise period. As part of the Restructuring, Nasdaq repurchased a total of 52,230,433 shares of Common Stock from the NASD during 2001 and 2002 (the “Repurchase”). Nasdaq purchased the Common Stock for approximately $305.2 million in aggregate cash consideration, 1,338,402 shares of Nasdaq’s Series A Cumulative Preferred Stock (face and liquidation value of $100 per share, plus any accumulated unpaid dividends) and one share of Nasdaq’s Series B Preferred Stock, (face and liquidation value of $1.00 per share). The NASD owns all of the outstanding shares of Series A and Series B Preferred Stock. All of the shares of Common Stock repurchased by Nasdaq from the NASD are no longer outstanding and are held in Common Stock in treasury. At December 31, 2003, the NASD owned approximately 55.0% of Nasdaq including the unexpired outstanding warrants.

In 2003, Nasdaq changed its organization structure from operating in one segment to operating in two segments. Under the new structure, our new Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”). Nasdaq’s two segments are managed and operated as strategic business units and organized by products and services. Reportable segments are Market Services and Issuer Services. Market Services includes Transaction Services and Market Information Services defined as sub-segments. Issuer Services includes the Corporate Client Group and Nasdaq Financial Products defined as sub-segments. Nasdaq uses a multiple market participant system to operate an electronic, screen-based equity market.

Nasdaq is the parent company of Nasdaq Global Holdings (“Nasdaq Global®”); Nasdaq Financial Products Services, Inc. (“Nasdaq Financial Products”); Nasdaq International Market Initiatives, Inc. (“NIMISM”); Nasdaq Europe Planning Company, Limited (“Nasdaq Europe Planning”); Nasdaq International, Ltd. (“Nasdaq InternationalSM”); and Nasdaq Canada, Inc. (“Nasdaq CanadaSM”), collectively referred to as “Nasdaq”. These entities are wholly-owned by Nasdaq. Nasdaq Global, which is incorporated in Switzerland and served as a holding company for several corporations incorporated in Europe, is in the process of a liquidation that is expected to be completed by the end of 2004.  Nasdaq also has determined to dissolve or otherwise wind-down Nasdaq Europe Planning, which was formed to expand Nasdaq into the European community; and is currently inactive. NIMI is an entity that employed Nasdaq’s expatriates assigned to Nasdaq’s international subsidiaries.  Nasdaq International is a London based marketing company. Nasdaq Financial Products is the sponsor of the Nasdaq-100 TrustSM. Nasdaq Financial Product Services (Ireland) Limited (“Nasdaq Ireland”) is a wholly-owned subsidiary of Nasdaq Financial Products. Nasdaq Ireland is the manager of The Nasdaq ETF Funds plc. Nasdaq Canada is an extension of Nasdaq’s North American trading platform within Canada, which has received regulatory approval to provide trading access in two provinces, Quebec and British Columbia.

On October 31, 2003, Quadsan Enterprises, Inc. (“Quadsan”), previously a wholly-owned subsidiary of Nasdaq that provided investment management services, was merged with and into Nasdaq.  Prior to December 18, 2003, Nasdaq owned a 63.0% interest in Nasdaq Europe S.A./N.V. (“Nasdaq Europesm”), which had previously operated an equities market based in Brussels, Belgium. On December 18, 2003, Nasdaq transferred its interest in Nasdaq Europe to a third party. See Note 2, “Significant Transactions,” for further discussion.

2.   Significant Transactions

Strategic Review

During the second quarter of 2003, Nasdaq announced the results of a strategic review of its operations designed to position Nasdaq for improved profitability and growth. This strategic review included the elimination of non-core products and initiatives and resulted in a reduction in Nasdaq’s workforce.  For the year ended December 31, 2003, a total pre-tax charge to earnings of $145.5 million was recorded. The net impact to Nasdaq was a total pre-tax charge of $143.5 million. The difference represented costs absorbed by minority shareholders of Nasdaq Europe. The charge recorded reflects the completion of the costs associated with Nasdaq’s strategic review. As shown in the following table, the total charge of $145.5 million includes $97.9 million from continuing operations and $47.6 million from discontinued operations related to Nasdaq Europe and IndigoMarkets. See Note 3, “Discontinued Operations,” for further discussion. The charge was primarily recorded to Property and equipment, Goodwill, Other intangible assets, Other accrued liabilities and Accrued personnel costs on the Consolidated Balance Sheets.

The following table summarizes the strategic review charges included in the Consolidated Statements of Operations:

Year Ended December 31, 2003
(in millions)
Continuing Operations
Non-Core Product Lines and Initiatives:
Impairment of capitalized software and fixed assets	$21.1
Impairment of goodwill and intangible assets	8.2
Contract cancellations	11.4
Other exit costs	11.6
Total non-core product lines and initiatives	52.3
Severance and benefit costs	32.4
Loss on early extinguishment of debt	13.2
Total continuing operations strategic review charge	$97.9
Discontinued Operations
Nasdaq Europe:
Impairment of technology platform	$29.4
Severance and benefit costs	2.5
Impairment of goodwill	8.1
Other exit costs including contract cancellations	8.2
Total Nasdaq Europe	48.2
Gain on disposition of IndigoMarkets	(0.6)
Total discontinued operations strategic review charge	$47.6
Total strategic review charge	$145.5

Continuing Operations

Non-core product lines and initiatives included in the strategic review were:

•       Primex— Primex was an electronic auction system. Nasdaq ended its exclusive rights agreement with Primex Trading N.A., L.L.C. on December 31, 2003. Nasdaq decided to consolidate its trading services to a common functionality within the SuperMontage system and ceased offering Primex effective January 16, 2004.

•       Nasdaq Tools—Nasdaq Tools was an order management system that ran on the Nasdaq Application Programming Interface using the Nasdaq Workstation II and was wound-down throughout 2003.  Nasdaq Tools was a previously wholly-owned subsidiary of Nasdaq and was merged with and into Nasdaq on July 31, 2002.

•       Nasdaq LIFFE Markets, LLC (“NQLX”)—NQLX was a joint venture with the London International Financial Futures Exchange (“LIFFE”) to create a market for single stock futures and other futures products. On July 24, 2003, Nasdaq redeemed its interest in the NQLX joint venture and transferred its ownership interest to LIFFE. LIFFE assumed financial and management responsibility for NQLX. This change did not have any impact on the operation of NQLX, but usage of the Nasdaq brand by the company ceased.

•       The Bulletin Board Exchange (“BBX”)—BBX was a proposed platform for companies not eligible for the Nasdaq SmallCap Marketsm to raise equity capital and increase the visibility of their stock. The Over the Counter Bulletin Board (“OTCBB”) will continue its existing operations.

•       Liquidity Tracker—Liquidity Tracker was an automated order routing system designed to allow traders to direct orders to specific market makers based on recent trading activity. Liquidity Tracker ceased operations as of June 30, 2003.

•       MarketSite Tower—MarketSite Tower is located at Nasdaq’s Times Square, New York location. The video wall portion of the Tower was deemed impaired.

The charge related to the elimination of the above non-core products and initiatives was approximately $52.3 million for the year ended December 31, 2003. Included in the charge was the reduction of Nasdaq’s investment in NQLX of $6.3 million due to the redemption of Nasdaq’s interest in the NQLX joint venture, the impairment of goodwill of $4.1 million associated with Nasdaq Tools, the impairment of certain intangible assets of $4.1 million, impairment of various capitalized software and fixed assets of $21.1 million, contract cancellations of $11.4 million and other costs of $5.3 million. Included in the $21.1 million impairment of various capitalized software and fixed assets is a $12.3 million impairment on the MarketSite Tower. See “Impairment of Long-Lived Assets,” of Note 4, “Summary of Significant Accounting Policies,” for further discussion. The remaining impairment of capitalized software and fixed assets relates to the eliminated products specifically Nasdaq Tools, Primex, BBX and Liquidity Tracker.

In addition, the charges from continuing operations recorded included severance costs of $32.4 million and the loss on early extinguishment of long-term debt of $13.2 million. The severance costs included $13.8 million related to the reductions in force of 329 employees. The remaining $18.6 million of severance costs relate to the fulfillment of employment contracts and obligations associated with the retirement and departure of certain members of senior management. Total headcount was 956 as of December 31, 2003 versus 1,227 as of December 31, 2002. The extinguishment of debt costs relate to the redemption of $150.0 million in aggregate principal amount of Nasdaq’s 5.83% Senior Notes due 2007 (the “Senior Notes”). In conjunction with its strategic review, Nasdaq reassessed its capital needs and determined that it no longer needed the liquidity of the Senior Notes. See Long-term debt section below for further discussion.

The following table summarizes the strategic review accrual activity from initiation of Nasdaq’s activities through December 31, 2003. Note that such accruals are recorded to Other accrued liabilities and Accrued personnel costs in the current liabilities section and to Other liabilities in the non-current liabilities section of the Consolidated Balance Sheets. Nasdaq expects to fund the majority of these reserves by the end of 2004.

	Severance for U.S. Employees	Products & Other	Total
	(in millions)
Charges	$32.4	$14.7	$47.1
Cash payments	(15.7)	(3.7)	(19.4)
Other	(0.3)	(0.3)	(0.6)
Accrued liabilities associated with the strategic review as of December 31, 2003	$16.4	$10.7	$27.1

Discontinued Operations

Discontinued operations included in the strategic review were:

•       Nasdaq Europe—Nasdaq Europe was a pan-European stock market licensed in Belgium. See below for complete discussion of the wind-down and eventual transfer of shares of Nasdaq Europe.

•       IndigoMarkets Ltd. (“IndigoMarkets”)—IndigoMarkets was a joint venture with SSI Limited (“SSI”) to develop international trading platforms. On September 30, 2003, Nasdaq Global sold its interest in the joint venture to SSI and recognized a gain on the sale of approximately $0.6 million.

Europe

As a result of the strategic review, Nasdaq supported the closing of the market operated by Nasdaq Europe, in which Nasdaq owned a 63.0% interest through December 18, 2003. At an Extraordinary General Meeting held on June 26, 2003, the shareholders of Nasdaq Europe voted to discontinue operations of the market, and, as a result, market operations were wound-down pursuant to a Transition Plan approved by the Belgian Banking and Finance Commission. As Nasdaq Europe was winding-down its market operations, Nasdaq reached an agreement to transfer all of Nasdaq’s shares in Nasdaq Europe to one of that company’s original investors; the cash consideration for the transaction was nominal. The transfer of Nasdaq’s shares of Nasdaq Europe was completed on December 18, 2003. The entity ceased using the Nasdaq Europe name after the transaction. As part of the transaction, Nasdaq Europe’s new owner committed to seek to restructure that company’s obligations and, in that context, to request from certain major creditors releases of any claims they might have against Nasdaq Europe’s former directors, officers and shareholders (if such claims are related to Nasdaq’s prior ownership interest in Nasdaq Europe). At the time of the transfer, Nasdaq Europe had approximately $12 million of external debt and accrued interest. Nasdaq has recorded liabilities that management believes are sufficient to satisfy any potential claims against Nasdaq.

Also, as part of Nasdaq’s strategic review, during the third quarter of 2003, Nasdaq supported Nasdaq Europe’s position in favor of the decision of the shareholders of Nasdaq Deutschland AG (“Nasdaq Deutschland”), a German exchange in which Nasdaq Europe had a 50.0% interest, to suspend that company’s trading operations effective August 29, 2003. Nasdaq Europe transferred all of its shares in Nasdaq Deutschland to one of the other shareholders, BWB Holding AG, as of August 29, 2003.

The charge related to the orderly wind-down and liquidation of market operations in Belgium and Germany was approximately $48.2 million (excluding the minority interest benefit of $2.0 million) for the year ended December 31, 2003. The $48.2 million charge includes the $29.4 million impairment of certain technology platforms held for sale and owned by Nasdaq Europe, the impairment of goodwill of $8.1 million (Nasdaq Europe and Nasdaq Deutschland), severance costs of $2.5 million and other costs of $8.2 million including contract cancellations.

Nasdaq Europe S.A./N.V.

On March 27, 2001, Nasdaq acquired a majority ownership interest in the European Association of Securities Dealers Automated Quotation S.A./N.V., a pan-European stock market headquartered in Brussels, for approximately $12.5 million. Nasdaq renamed the company Nasdaq Europe S.A./N.V. as part of a plan to restructure it into a globally linked, pan-European market. Nasdaq’s acquisition was accounted for under the purchase method of accounting, resulting in the initial recording of goodwill of approximately $4.7 million. During 2001, Nasdaq purchased an additional 2.0% ownership of Nasdaq Europe for approximately $6.0 million and sold 1.2% of its ownership in Nasdaq Europe to a third party. Also during 2001, Nasdaq Europe sold additional shares representing a 9.0% ownership interest for approximately $13.9 million to third party investors. In the first quarter of 2002, Nasdaq Europe sold additional shares to a third party, resulting in an increase of $0.7 million to Nasdaq’s stockholders’ equity.

In October 2002, Nasdaq Europe’s strategic investors committed to converting the majority of Nasdaq Europe’s external debt to equity. The conversion was formally approved by Nasdaq Europe’s Board of Directors in March 2003. On May 26, 2003 the strategic investors converted approximately $17.9 million or 63.3% of Nasdaq Europe’s external debt to equity ($51.5 million or 83.2% including intercompany debt with Nasdaq). After the conversion, Nasdaq had a 63.0% ownership interest in Nasdaq Europe.

As mentioned above, as part of the strategic review, the market operated by Nasdaq Europe was subsequently wound-down and Nasdaq’s ownership interest in that company was later transferred to a third party. During the third quarter of 2003, the losses incurred by Nasdaq Europe exceeded the minority shareholders’ interests. Therefore, once the minority shareholders reached this point, Nasdaq absorbed 100.0% of Nasdaq Europe’s losses and strategic review charges. See above for further discussion of the strategic review.

Nasdaq Deutschland

On October 30, 2002, Nasdaq’s then majority-owned subsidiary, Nasdaq Europe, the Berlin and Bremen Stock Exchanges, comdirekt bank, Commerzbank and Dresdner Bank, agreed to recapitalize Bremer Wertpapierbörse AG, a German stock exchange, that was rebranded as “Nasdaq Deutschland AG.” The recapitalization of Bremer Wertpapierbörse AG was finalized on January 21, 2003. This exchange was 50.0% owned and controlled by Nasdaq Europe.

On August 11, 2003, the shareholders of Nasdaq Deutschland® agreed to suspend that company’s trading operations effective August 29, 2003. Also effective August 29, 2003, Nasdaq Europe transferred all of its shares in Nasdaq Deutschland to one of the other shareholders, BWB Holding AG. All shareholders of Nasdaq Deutschland agreed to release and discharge each other from certain claims that they may have had against each other in connection with certain agreements related to the operations and control of Nasdaq Deutschland.

As a result of these events, Nasdaq recognized costs from transferring its investment in Nasdaq Deutschland including a write-down of the trading platform used for Nasdaq Deutschland and the associated investment and goodwill.

Prior to August 29, 2003, Nasdaq Europe consolidated Nasdaq Deutschland in its consolidated results. Nasdaq Europe’s acquisition of Nasdaq Deutschland was accounted for under the purchase method of accounting, resulting in the initial recording of goodwill of $2.0 million and a non-amortizing intangible asset of $0.7 million.

Long-term Debt

On September 30, 2003, Nasdaq redeemed the $150.0 million of its Senior Notes. In conjunction with its strategic review, Nasdaq reassessed its capital needs and determined that it no longer needed the liquidity of the Senior Notes. Nasdaq paid the holders of the Senior Notes $150.0 million in outstanding principal amount, accrued interest of $1.2 million and an aggregate make-whole payment of approximately $12.6 million (representing the net present value of future payments). The repayment amounts reflected the terms of the Senior Notes, except that the parties agreed to a reduced make-whole amount equal to the excess of the discounted value of the remaining scheduled payments discounted at a factor equal to 100 basis points over the yield to maturity of U.S. Treasury securities having a maturity equal to the remaining average life of the redeemed amount. This represented a renegotiation of the 50 basis points over the yield to maturity required by the terms of the Senior Notes. Nasdaq recorded a $13.2 million pre-tax charge in the third quarter of 2003 related to the redemption of the Senior Notes. This charge included the make-whole payment and capitalized costs related to the issuance of the Senior Notes. Nasdaq used funds from available cash and investments to finance the redemption.

Nasdaq Japan

During the second quarter of 2002, Nasdaq recognized an other-than-temporary impairment charge on its equity investment in Nasdaq Japan®. Nasdaq recognized this impairment as a result of the depressed level of market activity in Japan, combined with the suspension of Nasdaq Japan’s hybrid trading system due to the inability to gain exchange approval of market rules and industry participation. These conditions led management to conclude that Nasdaq Japan would not be profitable in the foreseeable future. As a result, Nasdaq Japan’s financial liabilities to Nasdaq were not expected to be repaid and were recognized as a loss.

The net impact of the other-than-temporary impairment on Nasdaq’s pre-tax income was $15.2 million. This represented a complete write-down of the investment, outstanding and unfunded loans (an additional $6.0 million was loaned and $7.0 million was committed), foreign exchange translation losses and other receivables, partially offset by a re-valuation of certain variable Nasdaq Japan stock based awards of approximately $7.9 million.

On August 16, 2002, the Board of Directors of Nasdaq Japan voted to take the company to dormant status, effectively ceasing operations. After careful consideration, Nasdaq Japan’s Board concluded that under the economic circumstances there was not a profitable path forward for the company. Nasdaq Japan entered into liquidation status in late November 2002 and was completely dissolved by the end of May 2003. Companies listed on the Nasdaq Japan Market retained their listing on the Osaka Exchange and experienced no disruption to trading.

During the second quarter of 2003, Nasdaq reversed $5.0 million of the reserves related to Nasdaq Japan due to favorable contract negotiations and lower legal costs resulting from the complete liquidation of Nasdaq Japan.

Nasdaq Member Revenue Sharing

Effective June 1, 2002, Nasdaq terminated its market data revenue sharing program for securities listed on The Nasdaq Stock Market, as a result of the SEC’s decision to abrogate certain market participant tape sharing pilot programs. The SEC’s action was in response to concerns about the effect of market data rebates on the accuracy of market data and the regulatory functions of self-regulatory organizations. The SEC’s action allows Nasdaq and competing exchanges to retain tape revenue. Nasdaq continues to share market data revenue with the exchanges that participate in the Unlisted Trading Privileges (“UTP”) Plan based on their respective share of volume and trades of securities listed on The Nasdaq Stock Market. In addition, Nasdaq InterMarket continues to share tape revenue with Nasdaq market participants who report trades in the New York Stock Exchange (“NYSE”) and the American Stock Exchange (“Amex”) listed securities through Nasdaq.

In August 2003 Nasdaq filed with the SEC on an immediately effective basis, a Nasdaq General Revenue Sharing program, which like The National Stock Exchange’s General Revenue Sharing Program, shares operating revenue from multiple business lines in addition to Tape Fee revenue. The new program shares operating revenue, which is interpreted to mean net revenue after expenses from all services that derive revenue from member trading and trade-reporting activity in Nasdaq-listed securities. As such, the program will provide an incentive for quoting market participants to send orders to SuperMontage and report trades to ACT. Nasdaq did not share any revenues during 2003, but began sharing revenues under the new program in January 2004.

Repurchase of Shares from the NASD

On March 8, 2002, Nasdaq completed the Repurchase by purchasing 33,768,895 shares of Nasdaq’s Common Stock owned by the NASD, which represented all of the remaining outstanding shares of Common Stock owned by the NASD, except for the 43,225,976 shares of Common Stock underlying the warrants issued by the NASD as part of the Restructuring. Nasdaq purchased the Common Stock for approximately $305.2 million in aggregate cash consideration, 1,338,402 shares of Nasdaq’s Series A Cumulative Preferred Stock and one share of Nasdaq’s Series B Preferred Stock. The NASD owns all of the outstanding shares of Series A and Series B Preferred Stock. All of the shares of Common Stock repurchased by Nasdaq from the NASD have been placed into Common Stock in treasury. See Note 20, “Capital Stock,” for further discussion.

Other Restructuring and Related Party Transactions

In conjunction with settling various issues associated with the Restructuring, the NASD made a payment to Nasdaq in the amount of $5.6 million during the first quarter of 2002. Nasdaq treated the payment as a contribution and reflected it in Additional paid-in capital on its Consolidated Balance Sheet. In addition, during December 2002, Nasdaq purchased the NASD’s 50.0% interest in the NASD Insurance Agency, LLC (subsequently renamed the Nasdaq Insurance Agency, LLC) for $0.5 million. The payment was recorded as a distribution to the NASD. Nasdaq accounts for its investment in the Nasdaq Insurance Agency under the equity method of accounting. The agency provides insurance brokerage services and specializes in the director and officer liability insurance market.

Nasdaq Europe Planning Company Limited

In February 2000, the NASD formed a joint venture, Nasdaq Europe Planning, with three partners, whereby each partner contributed $10.0 million in cash. Nasdaq Europe Planning’s proposed joint venture did not occur due to a strategic decision to pursue a strategy for European expansion through the acquisition in March 2001 of a controlling interest in Nasdaq Europe rather than through Nasdaq Europe Planning. As a result, Nasdaq agreed to repurchase the ownership interests of the three other shareholders in Nasdaq Europe Planning for $10.0 million each, thereby unwinding the joint venture. The repurchase of two of the shareholders was completed in the first quarter of 2001 for cash payments of $10.0 million each. The repurchase from the third shareholder was completed in the fourth quarter of 2001 for aggregate consideration estimated at $10.0 million, comprised of cash of $7.4 million, a warrant to purchase up to 479,648 shares of Common Stock, and 7,211 shares of Nasdaq Europe. As of December 31, 2001, Nasdaq owned 100.0% of Nasdaq Europe Planning. Nasdaq has determined to dissolve or otherwise wind-down Nasdaq Europe Planning, which is currently inactive.

3.   Discontinued Operations

On September 30, 2003, Nasdaq Global sold its interest in IndigoMarkets to its partner SSI and recognized a gain of approximately $0.6 million on the sale. In addition, on December 18, 2003, Nasdaq transferred its interest in Nasdaq Europe to one of that company’s original investors for nominal cash consideration. See Note 2, “Significant Transactions,” for further discussion.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS 144”), both Nasdaq Europe and IndigoMarkets are reflected as discontinued operations for all periods presented. As discontinued operations, the revenues, costs and expenses and cash flows of Nasdaq Europe and IndigoMarkets have been excluded from the respective captions in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows, and have been presented separately as “Loss from discontinued operations” and as “Cash used in discontinued operations.”  In addition, the assets and liabilities of Nasdaq Europe and IndigoMarkets have been excluded from the respective captions in the Consolidated Balance Sheets at December 31, 2003 and 2002, and have been reported as “Current assets of discontinued operations,” “Non-current assets of discontinued operations,” “Current liabilities of discontinued operations,” “Non-current liabilities of discontinued operations,” and “Minority interests of discontinued operations.”

The following table presents condensed, combined results of operations for Nasdaq Europe and IndigoMarkets.

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Revenues	$10.6	$11.6	$8.0
Pre-tax loss	(64.0)	(21.8)	(19.6)
Benefit (provision) for income taxes	3.7	(0.1)	—
Loss from discontinued operations	$(60.3)	$(21.9)	$(19.6)

The following table presents the combined carrying amounts of the major classes of assets and liabilities of Nasdaq Europe and IndigoMarkets:

	December 31,
	2003	2002
	(in thousands)
Current assets:
Cash and cash equivalents	$—	$2.8
Receivables, net	—	9.0
Other current assets	—	2.8
Total current assets of discontinued operations	—	14.6
Net property and equipment	—	32.5
Goodwill	—	6.1
Other assets	—	8.2
Total non-current assets of discontinued operations	—	46.8
Total assets of discontinued operations	$—	$61.4
Current liabilities:
Accounts payable and accrued expenses	$—	$18.0
Current portion of senior notes	—	11.3
Other liabilities	—	2.3
Total current liabilities of discontinued operations	—	31.6
Long-term debt	—	14.7
Other liabilities	—	1.8
Total non-current liabilities of discontinued operations	—	16.5
Total liabilities of discontinued operations	$—	$48.1
Minority interests of discontinued operations	$—	$(6.5)

The remainder of the notes to the consolidated financial statements reflects results from continuing operations, unless otherwise noted.

4.   Summary of Significant Accounting Policies

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

Segments

In 2003, Nasdaq changed its organization structure from operating under one segment to operating under two segments. Under the new structure, our new Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by SFAS No. 131. Nasdaq’s two segments are managed and operated as strategic business units and organized by products and services.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and all non-restricted highly liquid investments purchased with a remaining maturity of three months or less at the time of purchase. Such equivalent investments included in cash and cash equivalents in the Consolidated Balance Sheets were $138.8 million and $192.8 million at December 31, 2003 and 2002, respectively. Cash equivalents are carried at cost plus accrued interest, which approximates fair value.

Investments

Under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”) management determines the appropriate classification of investments at the time of purchase. Investments for which Nasdaq does not have the intent or ability to hold to maturity are classified as “available-for-sale” and are carried at fair market value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Investments for which Nasdaq has the intent and ability to hold to maturity are classified as “held-to-maturity” and are carried at amortized cost. The amortized cost of debt securities classified as held-to-maturity or available-for-sale is adjusted for amortization of premiums and accretion of discounts, which are included in interest income. Realized gains and losses on sales of securities are included in earnings using the specific identification method.

Nasdaq regularly monitors and evaluates the realizable value of its securities portfolio. When assessing securities for other-than-temporary declines in value, Nasdaq considers such factors as, among other things, the duration to which the market value had been less than cost, the performance of the investee’s stock price in relation to the stock price of its competitors within the industry and the market in general, any news that has been released specific to the investee and the outlook for the overall industry in which the investee operates. Nasdaq also reviews the financial statements of the investee to determine if the investee is experiencing financial difficulties. If events and circumstances indicate that a decline in the value of these assets has occurred and is deemed to be other-than-temporary, the carrying value of the security is reduced to its fair value and the impairment is charged to earnings. As of December 31, 2003, Nasdaq liquidated all equity securities.

Receivables, net

Nasdaq’s receivables are concentrated with NASD member firms, market data vendors and Nasdaq-listed companies. Receivables are shown net of reserves for uncollectable accounts. Reserves are calculated based on the age and source of the underlying receivable and are tied to past collections experience. Total reserves netted against receivables in the Consolidated Balance Sheets were $1.7 million and $5.9 million at December 31, 2003 and 2002, respectively.

Property and Equipment

Property and equipment including leasehold improvements, are carried at cost less accumulated depreciation and amortization. Land is recorded at cost. Equipment acquired under capital leases is recorded at the lower of fair market value or the present value of future lease payments. Depreciation is generally recognized over the estimated useful lives of the related assets. Estimated useful lives generally range from 10 to 40 years for buildings and improvements, two to seven years for data processing equipment and software and five to 10 years for furniture and equipment. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining term of the related lease. Depreciation and amortization are computed by the straight-line method. Depreciation expense was $81.9 million, $82.4 million and $76.4 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Property and equipment includes capital leases of $6.4 million and $14.6 million and accumulated amortization of $4.8 million and $5.1 million for the years ended December 31, 2003 and 2002, respectively.

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. As a result of the adoption of SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) in the first quarter of fiscal 2002, goodwill and certain intangibles will no longer be amortized, but instead tested for impairment at least annually. For the year ended December 31, 2001 goodwill and other intangible assets were amortized using the straight-line method over their estimated period of benefit, ranging from five to 10 years. Nasdaq evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate an impairment exists.  As of December 31, 2003 and 2002, goodwill and other intangibles were $0.9 million and $10.2 million, respectively. As a result of Nasdaq’s strategic review, the goodwill was considered impaired and written down to zero.  At December 31, 2002, $4.1 million of Nasdaq’s goodwill related to the acquisition of Nasdaq Tools was from continuing operations. The remaining $6.1 million of goodwill related to Nasdaq Europe and is included in the Non-current assets of discontinued operations line item on the Consolidated Balance Sheets. Goodwill amortization expense was $1.3 million for the year ended December 31, 2001. Other intangible asset amortization expense was $1.3 million, $2.4 million and $2.2 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Impairment of Long-Lived Assets

In the event that facts and circumstances indicate that long-lived assets or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation were required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down is required. If a write-down were required, Nasdaq would prepare a discounted cash flow analysis to determine the amount of the write-down.

During the fourth quarter of 2003, Nasdaq recognized a $12.3 million impairment charge on the video wall on the MarketSite Tower at its Times Square, New York location, based on a significant adverse change in the extent and manner in which the Tower portion of the MarketSite was used. In earlier years, the Tower portion of the MarketSite generated revenues from advertising. However, in the economic downturn that followed September 11th and the fall in the technology sector, the revenues from the Tower began to decline steeply and the Tower operated at a significant net loss. Nasdaq’s new executive management team was put in place in May 2003 and tried to find alternatives and other strategic uses for the video wall on the MarketSite Tower. However, in the fourth quarter of 2003, it was determined that the Tower would never generate the originally forecasted amounts as the modules that make up the sign are considered outdated and the Tower faces competition from newer advertising technology. Nasdaq obtained a quoted market price valuation from an independent third party and recognized the excess of the carrying amount over the fair value as an impairment charge. The impairment charge was included in the Elimination of non-core product lines, initiatives and severance line item on the Consolidated Statements of Operations.

Revenue Recognition

Market Services Segment: Transaction Services revenues are variable, and are based on service volumes, and are recognized as transactions occur. Market Information Services revenues are based on the number of presentation devices in service and market data information quotes delivered through those devices. These revenues are recorded net of amounts due under revenue sharing arrangements with market participants. Market Information Services revenues are recognized in the month that information is provided. Issuer Services Segment: Corporate Client Group revenues include annual fees, initial listing fees and listing of additional shares (“LAS”) fees. Effective January 1, 2000, Nasdaq adopted Staff Accounting Bulletin 101 “Revenue Recognition in Financial Statements” (“SAB 101”). Annual fees are recognized ratably over the following 12-month period. Initial listing and LAS fees are recognized on a straight-line basis over estimated service periods, which are six and four years, respectively. Prior to 2000, initial listing fees were recognized in the month listing occurred and LAS fees were recognized in the period the additional shares were issued. For Nasdaq Financial Products’ revenues, Nasdaq receives license fees for its trademark licenses related to the QQQ and other financial products linked to Nasdaq indices issued in the U.S. and abroad.  These revenues are recognized as earned.

Stock Compensation

Nasdaq accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”). Nasdaq grants stock options with an exercise price equal to the fair market value of the stock at the date of the grant, and accordingly, recognizes no compensation expense related to such grants.

In the first quarter of 2003, Nasdaq adopted the disclosure requirements of  SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”). SFAS 148 amends the disclosure requirements of SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”). Pro forma disclosures of net income and earnings per share as if the fair value method had been applied in measuring compensation expense are provided in Note 14, “Stock Compensation and Stock Awards.”

Deferred Revenue

Deferred revenue represents cash received and billed receivables for the Corporate Client Group, which are unearned until services are provided.

Advertising Costs

Nasdaq expenses advertising costs, which include media advertising and production costs, in the periods in which the costs are incurred. Media advertising and production costs included as Marketing and advertising in the Consolidated Statements of Operations totaled $9.7 million, $13.4 million and $13.8 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Software Costs

Significant purchased application software and operational software that are an integral part of computer hardware are capitalized and amortized on the straight-line method over their estimated useful lives, generally two to seven years. All other purchased software is charged to expense as incurred.

The provisions of Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”) require certain costs incurred in connection with developing or obtaining internal use software to be capitalized. Unamortized capitalized software development costs of $65.5 million and $71.1 million as of December 31, 2003 and 2002, respectively, are carried in Data processing equipment and software in the Consolidated Balance Sheets. Amortization of costs capitalized under SOP 98-1 totaled $15.9 million, $13.4 million and $7.0 million for 2003, 2002 and 2001, respectively, and are included in Depreciation and amortization in the Consolidated Statements of Operations. Additions to capitalized software were $10.3 million and $19.3 million in 2003 and 2002, respectively.

SFAS No. 34, “Capitalization of Interest Cost” (“SFAS 34”), requires the capitalization of interest as part of the historical cost of acquiring assets, for all costs incurred to get the assets ready for their internal use.  SOP 98-1includes interest costs incurred while developing internal-use software as capitalizable costs under SFAS 34. As the effect of capitalization of interest cost related to the development of internal-use software is not material when compared with the effect of expensing these interest costs as incurred, all interest costs have been expensed.

Income Taxes

Nasdaq and its eligible subsidiaries file a consolidated U.S. federal income tax return and all applicable state and local returns. Nasdaq uses the asset and liability method required by SFAS No. 109, “Accounting for Income Taxes”, to provide income taxes on all transactions recorded in the consolidated financial statements. Deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities (i.e., temporary differences) and are measured at the enacted rates that will be in effect when these differences are realized. If necessary, a valuation allowance is established to reduce deferred tax assets to the amount that is more likely than not to be realized.

Foreign Currency Translation

Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment are translated to U.S. dollars at exchange rates in effect at the balance sheet date. Revenues and expenses are translated at average exchange rates during the year. Translation adjustments resulting from this process are charged or credited to other comprehensive income. Foreign currency translation also includes the translation of gains and losses for non-U.S. equity method investments.

Minority Interests

Minority interests in the Consolidated Balance Sheets represent the minority owners’ share of equity as of the balance sheet date. As of December 31, 2003, the Minority interests balance was zero as a result of Nasdaq’s transfer of interests in Nasdaq Europe and IndigoMarkets. Both of these investments had minority shareholders. At December 31, 2002, the minority shareholders’ share of equity is recorded as Minority interests of discontinued operations on the Consolidated Balance Sheets.

Reclassifications

Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

5.   Deferred Revenue

Nasdaq’s deferred revenue as of December 31, 2003 relating to Corporate Client Group fees will be recognized in the following years:

	Initial	LAS	Annual and Other	Total
	(in thousands)
Fiscal year ended
2004	$29,089	$30,650	$—	$59,739
2005	22,759	20,764	—	43,523
2006	12,572	10,407	—	22,979
2007	7,549	4,136	—	11,685
2008 and thereafter	6,516	—	—	6,516
	$78,485	$65,957	$—	$144,442

Nasdaq’s deferred revenue for the year ended December 31, 2003 and 2002 are reflected in the following tables. The additions reflect Corporate Client Group revenues charged during the year while the amortization reflects Corporate Client Group revenues recognized during the year based on SAB 101.

	Initial	LAS	Annual and Other	Total
	(in thousands)
Balance at January 1, 2003	$93,857	$72,841	$—	$166,698
Additions	16,886	30,206	97,964	145,056
Amortization	(32,258)	(37,090)	(97,964)	(167,312)
Balance at December 31, 2003	$78,485	$65,957	$—	$144,442

	Initial	LAS	Annual and Other	Total
	(in thousands)
Balance at January 1, 2002	$104,629	$82,424	$—	$187,053
Additions	22,840	27,948	102,107	152,895
Amortization	(33,612)	(37,531)	(102,107)	(173,250)
Balance at December 31, 2002	$93,857	$72,841	$—	$166,698

6.   Real Estate Developments

During the fourth quarter of 2001, as a result of the terrorist attacks on September 11, 2001, Nasdaq decided to relocate its New York City headquarters from One Liberty Plaza, which was adjacent to the site where the World Trade Center Towers stood, to a location closer to its Times Square MarketSite Building. As of December 31, 2001, Nasdaq was obligated under the terms of its One Liberty Plaza lease to pay $106.9 million over the remaining life of the lease and recorded an estimated loss on the sublease of $21.5 million, which was included in Other expenses on the Consolidated Statements of Operations.

Nasdaq signed a lease commencing May 1, 2002 at 1500 Broadway, directly across from the MarketSite building and began marketing the space at its One Liberty Plaza location. Due to the softening of the real estate market in lower Manhattan, Nasdaq reconsidered its decision to relocate to 1500 Broadway and decided to support the downtown Manhattan community and maintain its headquarters at One Liberty Plaza. As a result of the decision to remain at One Liberty Plaza, Nasdaq reevaluated the loss recorded in 2001 for One Liberty Plaza as well as its original plans to move to 1500 Broadway. As of December 31, 2002, Nasdaq was obligated under the terms of its 1500 Broadway lease to pay $84.5 million over the life of the lease. At December 31, 2002, the estimated loss on the sublease (including interest accretion) was approximately $23.2 million including leasehold improvements.  Nasdaq updated the loss estimate as of December 31, 2003 based on current assumptions and determined the original estimate was still considered proper. At December 31, 2003, the estimated loss on the sublease was approximately $20.5 million. The estimated loss was adjusted throughout the year to reflect interest accretion and rental payments made during 2003. The estimated loss was calculated using a 7.5% net discount rate and an estimated 21-year sublease term commencing in 2004 at estimated market rates.

As a result of September 11, 2001, it was necessary for Nasdaq to make certain non-budgeted expenditures including, but not limited to, costs related to the efforts to restore services to market participants, the testing of trading systems and required reconfiguring of technology, telecommunications and alternative office facilities due to the temporary relocation of employees. These other third and fourth quarter 2001 expenses of $1.7 million were included in Other expenses on the Consolidated Statements of Operations. During 2002, Nasdaq received $0.4 million of insurance reimbursement relating to the above claim and is included in Other revenues on the Consolidated Statements of Operations. In the third quarter of 2003, Nasdaq also received $1.9 million of insurance reimbursement relating to the Business Interruption claim that was separately filed. This reimbursement was also included in Other revenues on the Consolidated Statements of Operations. No further reimbursements are expected in future periods.

During 2003, Nasdaq decided to vacate part of the space it occupies in Rockville, Maryland at 9600 Blackwell. As of December 31, 2003, Nasdaq was obligated under the terms of this lease to pay $7.7 million over the remaining life of the lease and recorded an estimated loss on the sublease of $2.3 million, which was included in Other expenses on the Consolidated Statements of Operations.  Also, as a part of the strategic review, Nasdaq vacated the space Nasdaq Tools occupied at 15 Exchange Place, Jersey City, New Jersey. As of December 31, 2003 Nasdaq was obligated under the terms of this lease to pay $2.8 million over the remaining life of the lease and recorded an estimated loss on the sublease of $1.2 million, which was included in the Elimination of non-core product lines, initiatives and severance on the Consolidated Statements of Operations. Both estimated losses were calculated using a 7.5% net discount rate and estimated 8-year and 7-year sublease terms for 9600 Blackwell and 15 Exchange Place, respectively and, commencing in the later part of 2004 at estimated market rates.

At December 31, 2003, management believes the sublease reserve balance for the above properties is adequate. All space is currently being marketed for sublease.

7.   Investments

Investments consist of U.S. Treasury securities, obligations of U.S. Government sponsored enterprises, municipal bonds and other financial instruments. Following is a summary of investments classified as available-for-sale that are carried at fair value as of December 31, 2003:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$112,700	$169	$254	$112,615
Obligations of states and political subdivisions	13,966	125	9	14,082
Asset-backed securities	10,708	62	—	10,770
U.S. corporate securities	48,229	62	54	48,237
Total	$185,603	$418	$317	$185,704

At December 31, 2003, all held-to-maturity investments consisted of U.S. Treasury securities and obligations of U.S. government agencies. The cost of the securities were $28.3 million and had gross unrealized capital gains of $54 thousand and a total estimated fair value of $28.3 million at December 31, 2003.

Following is a summary of investments classified as available-for-sale which are carried at fair value as of December 31, 2002:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$115,941	$801	$137	$116,605
Obligations of states and political subdivisions	12,726	128	—	12,854
Asset-backed securities	24,645	179	—	24,824
U.S. corporate securities	55,865	404	91	56,178
Total debt securities	209,177	1,512	228	210,461
Equity securities	13,946	513	2,795	11,664
Total	$223,123	$2,025	$3,023	$222,125

At December 31, 2002, all held-to-maturity investments consisted of U.S. Treasury securities and obligations of U.S. government agencies. The cost of the securities were $28.4 million and had gross unrealized capital gains of $577 thousand and a total estimated fair value of $29.0 million at December 31, 2003.

The cost and estimated fair value of debt securities classified as available-for-sale that are carried at fair value at December 31, 2003, by contractual maturity, are shown below.

		Gross Unrealized
	Cost	Gain	Loss	Fair Value
	(in thousands)
Due in one year or less	$151,127	$264	$271	$151,120
Due after one through five years	34,476	154	46	34,584
Total	$185,603	$418	$317	$185,704

All investments classified as held-to-maturity mature in 2004 and 2005 in the amounts of $23.8 million and $4.5 million, respectively.

During the years ended December 31, 2003 and 2002, debt and marketable equity available-for-sale securities with a fair value at the date of sale of $86.5 million and $209.8 million, respectively, were sold. For the years ended December 31, 2003, 2002 and 2001, the gross realized gains on such sales totaled $1.7 million, $3.0 million and $1.8 million, respectively and the gross realized losses totaled $1.1 million, $2.9 million and $4.2 million, respectively. The net adjustment after tax to unrealized holding (losses) on available-for-sale securities included as a separate component of stockholders’ equity totaled $(0.2) million, $(1.1) million and $(1.2) million for 2003, 2002 and 2001, respectively. The net adjustment to unrealized gains (losses) on available-for-sale securities included as a separate component of stockholders’ equity due to the sale of securities totaled $1.0 million, $(0.9) million and $2.1 million for 2003, 2002 and 2001, respectively.

In accordance with SFAS 115, Nasdaq recognized pre-tax charges of $0.9 million and $1.0 million for the years ended December 31, 2003 and 2002, respectively, attributable to the impairment of five and 11 certain publicly-traded equity securities. The impairment charges were related to the decline in the fair value of Nasdaq’s publicly-traded equity investments below their cost basis that were judged to be other-than-temporary. Nasdaq recorded the impairment losses in the Consolidated Statements of Operations and adjusted the cost basis of respective securities down to fair value as a new cost basis. As of December 31, 2003, all equity securities including those impaired were sold.

At December 31, 2003 and 2002, investments with a carrying value of approximately $28.3 million and $28.4 million were pledged as collateral for Nasdaq’s $25.0 million note payable. Collateral is limited to U.S. Government and Agency securities with a margined value of not less than 100.0% of the loan and is invested in accordance with the note agreement. See Note 10, “Senior Notes and Credit Facility,” for further discussion.

8.   Goodwill and Other Intangible Assets

At December 31, 2002, Nasdaq had goodwill of $10.2 million related to its acquisitions of Nasdaq Europe and Nasdaq Tools. As a part of Nasdaq’s strategic review, the goodwill related to these acquisitions was considered impaired and was written down to zero. At December 31, 2003, Nasdaq did not have any goodwill. At December 31, 2002, $4.1 million of Nasdaq’s goodwill was from continuing operations. The remaining $6.1 million of goodwill related to Nasdaq Europe and is included in the Non-current assets of discontinued operations line item on the Consolidated Balance Sheets.

Intangible assets with a definite life continue to be amortized over their estimated useful lives. At December 31, 2003 and December 31, 2002, Nasdaq had intangible assets of $0.9 million and $6.1 million (net of accumulated amortization of $12.3 million and $6.8 million), respectively. Nasdaq estimates amortization expense of $0.1 million in both 2004 and 2005. At December 31, 2003, of the $0.9 million intangible asset balance, $0.7 million was a minimum pension liability, which is not subject to amortization. See Note 13, “Employee Benefits,” for further discussion.

Through December 31, 2001, goodwill was amortized over periods of five to 10 years on a straight-line basis. The following table presents the impact of SFAS 142 on reported net income and earnings per share had the accounting standard been in effect for December 31, 2001:

	Year Ended December 31,
	2003	2002	2001
	(in thousands, except per share amounts)
Net (loss) income from continuing operations—as reported	$(45,112)	$65,021	$60,055
Add back: Goodwill amortization (net of tax of $506)	—	—	785
Adjusted net (loss) income	$(45,112)	$65,021	$60,840
Basic and diluted (loss) earnings per share:
Reported net (loss) income	$(0.68)	$0.66	$0.52
Add back: Goodwill amortization	—	—	0.01
Adjusted net (loss) income	$(0.68)	$0.66	$0.53

9.   Fair Value of Financial Instruments

Nasdaq considers cash and cash equivalents, receivables, receivables from related parties, investments, accounts payable and accrued expenses, accrued personnel costs, obligations under capital leases, senior notes and subordinated notes to be its financial instruments. The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, receivables, receivables from related parties, investments, accounts payable and accrued expenses, accrued personnel costs and obligations under capital leases closely approximates their fair values due to the short-term nature of these assets and liabilities. The approximate fair value of Nasdaq’s senior notes and subordinated notes were estimated using discounted cash flow analysis based on Nasdaq’s assumed incremental borrowing rates for similar types of borrowing arrangements. This analysis indicates that the fair value of these obligations at December 31, 2003 and 2002 approximates their carrying amounts.

10.   Senior Notes and Credit Facility

Nasdaq issued the Senior Notes on May 9, 2002 in a private placement. The Senior Notes were unsecured, paid interest quarterly and were redeemable by Nasdaq at any time, subject to the make-whole payment. The proceeds from the Senior Notes, approximately $149.0 million after payment of placement agent commissions and expenses of this offering, were used to fund a portion of the cash consideration paid to the NASD for the repurchase by Nasdaq of 33.8 million shares of Common Stock owned by the NASD and for general corporate purposes. Interest expensed and paid under the agreement totaled approximately $6.5 million and $5.6 million for the years ended December 31, 2003 and 2002, respectively.

On September 30, 2003, Nasdaq redeemed its $150.0 million outstanding principal amount of the Senior Notes. Under the terms of the Senior Notes, Nasdaq paid the holders of the Senior Notes $150.0 million in outstanding principal amount, accrued interest of $1.2 million and an aggregate make-whole payment of approximately $12.6 million (representing the net present value of future payments). Nasdaq recorded a $13.2 million pre-tax charge in the third quarter of 2003 related to the redemption of the Senior Notes. This charge included the make-whole payment and capitalized costs related to the issuance of the Senior Notes. Nasdaq used funds from available cash and investments to finance the redemption. See Note 2, “Significant Transactions,” for further discussion.

On August 29, 2002, Nasdaq entered into an unsecured revolving-credit facility (the “Facility”), which was syndicated to five banks. The Facility made $150.0 million available to Nasdaq for a 364-day term for general corporate purposes at an annual fee of 0.09%. Nasdaq had not utilized this Facility and decided to terminate the Facility effective June 26, 2003.

In May 1997, Nasdaq entered into a $25.0 million note payable with a financial institution (the “Lender”). Principal payments are scheduled to begin in 2007 and continue in equal monthly installments until maturity in 2012. The note requires monthly interest payments through May 2007 at an annual rate of 7.41%. After May 2007, Nasdaq will incur interest equal to the Lenders’ cost of funds rate, as defined in the agreement, plus 0.5%. Interest expensed and paid under the agreement totaled approximately $1.9 million for each of the years ended December 31, 2003, 2002 and 2001.

Nasdaq Europe had $26.0 million of notes payable outstanding with third parties as of December 31, 2002. These notes were denominated in Euros. Nasdaq Europe incurred interest expense at a rate of 6.0% on approximately $4.3 million of the notes and London Inter-Bank Offered Rate plus 1% on the remaining $21.7 million of the notes. Interest expensed and accrued totaled approximately $0.4 million, $1.1 million and $0.8 million for the years ended December 31, 2003, 2002 and 2001, respectively. Nasdaq Europe also had $21.7 million of intercompany loans with Nasdaq outstanding as of December 31, 2002. Nasdaq funded these loans to finance the operations of Nasdaq Europe and to enable Nasdaq Europe to invest in Nasdaq Deutschland. In October 2002, Nasdaq Europe’s strategic investors committed to convert the majority of Nasdaq Europe’s external debt to equity. The conversion was formally approved by Nasdaq Europe’s Board of Directors in March 2003. On May 26, 2003 the strategic investors converted approximately $17.9 million or 63.3% of Nasdaq Europe’s external debt to equity ($51.5 million or 83.2% including intercompany debt with Nasdaq).

As Nasdaq Europe was winding down its market operations, Nasdaq reached an agreement to transfer all of Nasdaq’s shares in Nasdaq Europe to one of that company’s original investors; the cash consideration for the transfer was nominal. The transfer of Nasdaq’s shares in Nasdaq Europe was completed on December 18, 2003. At the time of this transfer, Nasdaq Europe had approximately $12 million of external debt and accrued interest. See Note 2, “Significant Transactions,” for further discussion.

11.   Subordinated Notes

On May 3, 2001, Nasdaq issued and sold $240.0 million in aggregate principal amount of 4.0% convertible subordinated notes due 2006 (the “Subordinated Notes”) to Hellman & Friedman Capital Partners IV, L.P. and certain of its affiliated limited partnerships (collectively, “Hellman & Friedman”). Nasdaq used the proceeds from the sale of the Subordinated Notes to purchase 18,461,538 shares of Common Stock from the NASD for $13.00 per share. On November 12, 2001, Nasdaq sold an aggregate amount of 500,000 shares of Common Stock to Hellman & Friedman for an aggregate offering price of $5,125,000, which was the fair value at that date.

Until Nasdaq is granted Exchange Registration, Hellman & Friedman may only exercise its conversion rights for a number of shares of Common Stock such that immediately following such conversion, the NASD will continue to control greater than 50% of the combined voting power of Nasdaq. The annual 4.0% coupon will be payable in arrears and the Subordinated Notes are convertible at any time into an aggregate of 12.0 million shares of Common Stock at $20.00 per share, subject to adjustment, in general, for any stock split, dividend, combination, recapitalization or other similar event. Interest expensed and paid under the agreement totaled approximately $9.6 million for the years ended December 31, 2003 and 2002 and totaled $5.9 million for the year ended December 31, 2001.

In 2002, Nasdaq stockholders approved an amendment to Nasdaq’s Restated Certificate of Incorporation (the “Certificate of Incorporation”) that provided for voting debt. As a result, the holders of the Subordinated Notes may vote on an as-converted basis on all matters on which holders of common stock have the right to vote, subject to the current 5.0% voting limitation in the Certificate of Incorporation. Nasdaq has granted Hellman & Friedman certain registration rights with respect to the shares of Common Stock underlying the Subordinated Notes.

On an as-converted basis as of December 31, 2003, Hellman & Friedman owned an approximate 13.8% equity interest in Nasdaq as a result of its ownership of these Subordinated Notes and 500,000 shares of Common Stock. Hellman & Friedman is permitted to designate one person reasonably acceptable to Nasdaq for nomination as a director of Nasdaq for so long as Hellman & Friedman owns Subordinated Notes and/or shares of Common Stock issued upon conversion thereof representing at least 50.0% of the shares of Common Stock issuable upon conversion of the Subordinated Notes initially purchased. F. Warren Hellman, chairman of Hellman & Friedman, served as a director of Nasdaq pursuant to this agreement as of December 31, 2003. See Note 22, “Subsequent Events,” for further discussion.

12.   Income Taxes

The income tax (benefit) provision from continuing operations consists of the following amounts:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Current income taxes:
Federal	$(26,753)	$21,812	$50,526
State	11	5,204	10,885
Foreign	2,790	243	99
Total current income taxes	(23,952)	27,259	61,510
Deferred income taxes:
Federal	7,180	11,259	(22,078)
State	(4,468)	2,403	(1,100)
Total deferred income taxes	2,712	13,662	(23,178)
Total income tax (benefit) provision	$(21,240)	$40,921	$38,332
Income taxes (refunded) paid during the year	$(25,936)	$77,187	$22,873

A reconciliation of the U.S. federal statutory rate to Nasdaq’s effective tax rate from continuing operations for the years ended December 31, 2003, 2002 and 2001 is as follows:

	Year Ended December 31,
	2003	2002	2001
Federal	35.0%	35.0%	35.0%
State	4.4	4.7	5.0
Foreign losses without U.S. benefit	(2.2)	2.4	5.7
Tax preferred investments	1.0	(0.7)	(5.5)
Tax credits	2.6	(2.2)	(3.7)
State temporary differences at a lower rate	—	—	1.5
Goodwill impairment	(2.2)	—	—
Deferred tax asset write-off	(4.4)	—	—
Other	(2.2)	(0.6)	1.0
Effective rate	32.0%	38.6%	39.0%

The temporary differences, which give rise to Nasdaq’s deferred tax assets and (liabilities) consisted of the following:

	December 31,
	2003	2002
	(in thousands)
Deferred tax assets:
Deferred fees	$56,624	$72,553
Foreign net operating loss	1,576	13,718
State net operating loss	5,466	—
Bad debts	1,307	9,558
Technology costs	3,680	9,598
Compensation and benefits	8,252	10,722
Lease reserves	7,949	7,810
Deferred capital loss carryforward	7,102	6,077
Strategic review charges	16,326	—
Other	12,935	12,779
Gross deferred tax assets	121,217	142,815
Deferred tax liabilities:
Depreciation	(8,269)	(10,841)
Software development costs	(31,843)	(35,892)
Other	(3,198)	(4,805)
Gross deferred tax liabilities	(43,310)	(51,538)
Net deferred tax asset before valuation allowance	77,907	91,277
Less Valuation allowance	(8,678)	(19,796)
Net deferred tax asset	$69,229	$71,481

Of the $5.5 million of state and the $1.6 million of foreign net operating losses at December 31, 2003, state losses of $5.5 million will expire through 2023, foreign losses of $0.3 million will expire 2007 through 2010 and $1.3 million have no expiration date. Of the $7.1 million of capital loss carryforwards, $1.0 million will expire 2007 through 2008 and $6.1 million is a deferred capital loss carryforward with no expiration date determined as of year end.

The change in the valuation allowance from December 31, 2002 to December 31, 2003 is as follows:

(in thousands)
Balance at December 31, 2002	$(19,796)
Utilization of prior year foreign net operating losses in the current period	1,616
Reduction of prior year foreign net operating loss deferred tax assets due to dissolution of foreign subsidiary	10,785
Foreign net operating loss carryforwards generated in 2003	(259)
Capital loss carryforwards generated in 2003	(1,024)
Balance at December 31, 2003	$(8,678)

Not included in the deferred tax assets for the year ended December 31, 2003 is a capital loss carryforward in the amount of $16.7 million generated through discontinued operations. The carryforward will expire in 2008 and Nasdaq believes that it is more likely than not that no benefit will be realized on this asset. Therefore, a valuation allowance of $16.7 million was established.

The following represents the domestic and foreign components of (loss) income from continuing operations before income tax (benefit) expense:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Domestic	$(75,114)	$113,715	$114,995
Foreign	8,762	(7,773)	(16,608)
(Loss) income before income tax (benefit) expense	$(66,352)	$105,942	$98,387

13.   Employee Benefits

Nasdaq is a participating employer in a noncontributory, defined-benefit pension plan that the NASD sponsors for the benefit of its eligible employees and the eligible employees of its subsidiaries. As of January 1, 2004, the benefits are primarily based on years of service and the employees’ career-average salary during employment, subject to a phase in period. Prior to 2004, the benefits were primarily based on years of service and the employees’ average salary during the highest 60 consecutive months of employment.

In addition, Nasdaq participated in a Supplemental Executive Retirement Plan (“SERP”) that was maintained by the NASD up until November 1, 2003 for certain senior executives. On November 1, 2003, Nasdaq formed its own SERP and transferred over all amounts to this new plan. Also during 2003, Nasdaq changed the accrual of benefits from age 65 to the later of age 55 or 10 years of service unless a member of senior management has a contract. In the case that a senior manager has a contract with a SERP provision, benefits are accrued to the contract terms.

The following table sets forth the combined plans’ funded status and amounts recognized as of December 31:

	2003	2002
	(in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$82,101	$68,382
Net employee transfers into plan	—	821
Service cost	8,475	7,460
Interest cost	5,195	4,972
Actuarial losses	530	4,373
Benefits paid	(20,511)	(10,279)
Plan amendments	(3,300)	411
Loss due to change in discount rate	7,352	5,961
Benefit obligation at end of year	79,842	82,101
Change in plan assets
Fair value of plan assets at beginning of year	34,351	39,192
Net employee transfers into plan	502	1,201
Actual return on plan assets	7,780	(4,969)
Company contributions	10,866	9,206
Benefits paid	(20,511)	(10,279)
Fair value of plan assets at end of year	32,988	34,351
Underfunded status of the plan	(46,854)	(47,750)
Unrecognized net actuarial loss	25,891	25,534
Unrecognized prior service cost	(8,058)	1,464
Unrecognized transition asset	(221)	(279)
Accrued benefit cost	$(29,242)	$(21,031)
Weighted-average assumptions as of December 31:
Discount rate	6.25%	6.75%
Expected return on plan assets	8.75	9.00
Rate of compensation increase	5.50	5.50

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Components of net periodic benefit cost
Service cost	$8,475	$7,460	$7,032
Interest cost	5,195	4,971	4,519
Expected return on plan assets	(2,899)	(3,529)	(3,311)
Amortization of unrecognized transition asset	(57)	(58)	(58)
Recognized net actuarial loss/(gain)	1,247	(413)	160
Prior service cost recognized	5,004	474	465
Special benefits	—	—	760
Curtailment/settlement loss recognized	2,112	1,248	—
Benefit cost	$19,077	$10,153	$9,567

The investment policy and strategy of the plan assets, as established by the NASD Pension Plan Committee, is to provide for preservation of principal, both in nominal and real terms, in order to meet the long-term spending needs of the Plan by investing assets per the target allocations stated below. Asset allocations are reviewed quarterly and adjusted, as appropriate, to remain within target allocations. The investment policy is reviewed on an annual basis, under the advisement of an investment consultant, to determine if the policy or asset allocation targets should be changed. The plan assets consisted of the following as of December 31:

	Target Allocation	2003	2002
Equity securities	55.0%-75.0%	74.0%	67.0%
Debt securities and cash equivalents	25.0%-45.0%	26.0	33.0
Total		100.0%	100.0%

The expected long-term rate of return for the plan’s total assets is based on the expected return of each of the above categories, weighted based on the current target allocation for each class. Equity securities are expected to return 8.0% to 10.0% over the long-term, while cash and fixed income is expected to return between 4.0% and 6.0%. Based on historical experience, the committee expects that the plan’s asset managers overall will provide a modest (1.0% per annum) premium to their respective market benchmark indices.

The plan is measured at the beginning of each fiscal year. Based on the current Internal Revenue Service regulations, Nasdaq expects to contribute approximately $10.6 million to the plan in 2004.

The accumulated benefit obligation for the defined benefit plan was $58.4 million and $50.2 million as of December 31, 2003 and 2002, respectively.

During 2003 and 2002, there were settlement losses of $2.1 million and $1.2 million, respectively for employees included within the SERP plan due to early retirements.

Pursuant to the provisions of SFAS No. 87 “Employer’s Accounting for Pensions,” related to the SERP, an intangible asset of $1.0 million and an adjustment to stockholders’ equity of $1.4 million (net of tax of $0.9 million), were recorded as of December 31, 2001 to recognize the minimum pension liability. During 2002, the intangible asset and adjustment to stockholders’ equity both were reduced to $0.6 million and $1.1 million (net of tax of $0.7 million), respectively. As of December 31, 2003, the intangible asset and the minimum pension liability were adjusted to $0.7 million and $1.4 million (net of tax of $0.9 million), respectively.

Prior to April 1, 2002, Nasdaq participated in a voluntary savings plan for eligible employees of the NASD and its subsidiaries. As of April 1, 2002, in accordance with the Restructuring, Nasdaq formed its own voluntary savings plan and all amounts were transferred to this new plan. Employees are immediately eligible to make contributions to the plan and are also eligible for an employer contribution match at an amount equal to 100.0% of the first 4.0% of eligible employee contributions. Eligible plan participants may also receive an additional discretionary match from Nasdaq. Savings plan expense for the years ended December 31, 2003, 2002 and 2001, was $3.4 million, $1.8 million and $5.9 million, respectively. The expense includes a discretionary match authorized by the Nasdaq Board of Directors totaling $0.75 million for the year ended December 31, 2001. There was no discretionary match for 2003 and 2002.

14.   Stock Compensation and Stock Awards

Effective December 5, 2000, as amended on January 23, 2002, Nasdaq adopted The Nasdaq Stock Market, Inc. Equity Incentive Plan (the “Plan”), under which nonqualified and qualified incentive stock options, restricted stock, restricted stock units, or other stock based awards may be granted to employees, directors, officers and consultants. A total of 24,500,000 shares are authorized under the Plan. At December 31, 2003, 11,583,676 shares were available for future grants under the Plan.

In 2003, Nasdaq granted 4,398,410 stock options, 14,000 shares of restricted stock to employees and officers and 24,375 shares of restricted stock to non-employee Board of Directors members pursuant to the

Plan. Nasdaq also granted 1,000,000 stock options and 100,000 shares of restricted stock outside of the Plan. During 2003, 1,804,289 stock options and 141,900 shares of restricted stock awards were forfeited.

In December 2001, the Board adopted a revised Non-Employee Directors Compensation Policy whereby beginning in 2002 all non-employee directors were awarded 5,000 stock options per year with an exercise price at fair market value, which may be exercised for up to 10 years while serving on the Board of Directors (in general, three years from termination of service on the Board of Directors). On January 23, 2002, 65,000 stock options were awarded to all non-employee directors pursuant to the plan. Later in November 2002, the Board approved a modification to the Non-Employee Directors Compensation Policy whereby all non-employee directors will receive a compensation package valued at $40,000. Each non-employee director may elect to receive the compensation package in cash, payable in equal quarterly installments, shares of restricted stock or a combination thereof. The shares of restricted stock will vest two years from the date of grant and unvested shares are forfeited in certain circumstances upon termination of the director’s service on the Nasdaq Board. During 2003, 24,375 shares of restricted stock were awarded to non-employee directors.

Restricted stock awards are awarded in the name of the employee or officer at fair value on the date of the grant. The awards contain restrictions on sales and transfers, are generally subject to a five-year vesting period and are expensed over the vesting period. Nasdaq recognized $2.0 million and $4.1 million in amortization expense related to restricted stock during the years ended December 31, 2002 and December 31, 2001, respectively. For the year ended December 31, 2003, the number of restricted stock awards forfeited more than offset the yearly amortization expense to a $0.05 million benefit.

Stock options are granted with an exercise price equal to the estimated fair market value of the stock on the date of the grant. Nasdaq accounts for stock option grants in accordance with APB 25, and, accordingly, recognizes no compensation expense related to such grants.

Options granted generally vest over three years and expire 10 years from the date of grant. All options to date have been granted at fair market value on the date of grant. At December 31, 2003, options for 7,550,589 shares were vested, and exercisable with a weighted-average exercise price of $12.43. At December 31, 2002, options for 5,292,654 shares were vested, and exercisable with a weighted-average exercise price of $12.77.

Stock option activity during the year ended December 31, 2003 is set forth below:

		Price per Share
	Shares	Range	Weighted Average
Balance, January 1, 2003	10,917,403	$10.25-$19.70	$12.91
Granted	5,398,410	$ 5.28-$ 9.05	$7.41
Exercised	—	—	—
Cancelled	2,892,679	$ 6.30-$19.70	$12.33
Balance, December 31, 2003	13,423,134	$ 5.28-$19.70	$10.82

Stock option activity during the year ended December 31, 2002 is set forth below:

		Price per Share
	Shares	Range	Weighted Average
Balance, January 1, 2002	9,625,587	$10.25-$13.00	$12.70
Granted	2,220,279	$13.00-$19.70	$13.65
Exercised	8,612	$10.25-$13.00	$10.65
Cancelled	919,851	$10.25-$13.00	$12.38
Balance, December 31, 2002	10,917,403	$10.25-$19.70	$12.91

Nasdaq has an employee stock purchase plan for all eligible employees. Under the plan, shares of Common Stock may be purchased at six-month intervals (each, an “Offering Period”) at 85% of the lower of the fair market value on the first or the last day of each Offering Period. Employees may purchase shares having a value not exceeding 10% of their annual compensation, subject to applicable annual Internal Revenue Service limitations. During 2003 and 2002, employees purchased an aggregate of 143,352 and 210,046 shares at a weighted-average price of $6.95 and $10.22 per share, respectively.

Pro forma information regarding net income and earnings per share is required under SFAS 148 and has been determined as if Nasdaq had accounted for all stock option grants based on a fair value method. The fair value of each stock option grant was estimated at the date of grant using the Black-Scholes valuation model assuming a weighted-average expected life of five years, weighted-average expected volatility of 30% and a weighted-average risk free interest rate of 2.94% and 4.31% for 2003 and 2002, respectively. The weighted-average fair value of options granted in 2003 and 2002 was $2.37 and $4.69, respectively.

Pro forma net income includes the amortization of the fair value of stock options over the vesting period and the difference between the fair value and the purchase price of common shares purchased by employees under the employee stock purchase plan. The pro forma information for the years ended December 31, 2003 and December 31, 2002 is as follows:

	2003		2002
	Reported	Pro forma	Reported	Pro forma
	(in thousands, except per share amounts)
Net (loss) income	$(45,112)	$(58,044)	$65,021	$57,787
Basic and diluted (loss) earnings per share	$(0.68)	$(0.85)	$0.66	$0.57

On February 18, 2004, the Board approved a Performance Accelerated Stock Option (“PASO”) Plan for Management and granted 1,245,000 options. These options are not included in the above calculation.

15.   Leases

Nasdaq leases certain office space and equipment in connection with its operations. Nasdaq also subleases office space from the NASD in New York City. The majority of Nasdaq’s leases contain escalation clauses based on increases in property taxes and building operating costs. Certain of these leases also contain renewal options. Rent expense for operating leases was $19.4 million, $17.3 million and $14.2 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Future minimum lease payments under non-cancelable operating leases with initial or remaining terms of one year or more, (including the lease obligations at 1500 Broadway, 9600 Blackwell and 15 Exchange Place of $72.4 million, See Note 6, “Real Estate Developments,”) consisted of the following at December 31, 2003:

(in thousands)
Year ending December 31:
2004	$22,947
2005	21,332
2006	21,266
2007	21,473
2008	19,640
Remaining years	190,285
Total minimum lease payments	$296,943

Future minimum lease payments under non-cancelable capital leases with initial or remaining terms of one year or more consisted of the following at December 31, 2003:

(in thousands)
Year ending December 31:
2004	$1,612
Imputed interest	(5)
Present value of net minimum payments	$1,607

16.   Accumulated Other Comprehensive Income

Comprehensive income is composed of net income and other comprehensive income, which includes the after-tax change in unrealized gains and losses on available-for-sale securities, foreign currency translation adjustments and a minimum pension liability adjustment.

The following table outlines the components of other comprehensive income:

	Unrealized Gains (Losses)(1)	Translation Adjustments(2)	Minimum Pension Liability(3)	Accumulated Other Comprehensive Income
	(in thousands)
Balance, January 1, 2001	$321	$(2,213)	$—	$(1,892)
Net change	918	(4,607)	(1,395)	(5,084)
Balance, December 31, 2001	1,239	(6,820)	(1,395)	(6,976)
Net change	(2,048)	6,402 (4)	296	4,650
Balance, December 31, 2002	(809)	(418)	(1,099)	(2,326)
Net change	760	1,948 (5)	(296)	2,412
Balance, December 31, 2003	$(49)	$1,530	$(1,395)	$86

(1)          Primarily represents the after-tax difference between the fair value and cost (after recognition of $0.6 million and $0.7 million in an after tax other-than-temporary loss in 2003 and 2002, respectively) of the available-for-sale securities portfolio.

(2)          Includes after-tax gains and losses on foreign currency translation from operations for which the functional currency is other than the U.S. dollar.

(3)          Represents the after-tax adjustment to record the minimum pension liability for the SERP.

(4)          Approximately $2.4 million of foreign currency translation loss has been recognized in the “Nasdaq Japan impairment loss” line item on the Consolidated Statements of Operations. See Note 2, “Significant Transactions,” for further discussion.

(5)          Approximately $1.7 million of foreign currency translation loss has been recognized in the “Loss from discontinued operations” line item on the Consolidated Statements of Operations. See Note 2, “Significant Transactions,” for further discussion.

17.   Segments

In 2003, Nasdaq changed its organization structure from operating under one segment to operating under two segments. Under the new structure, our new Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by SFAS No. 131. Nasdaq’s two segments are managed and operated as strategic business units and organized by products and services. Reportable segments are Market Services and Issuer Services. Market Services includes Transaction Services and Market

Information Services defined as sub-segments. Transaction Services includes collecting, processing and disseminating price quotes of Nasdaq-listed securities, the routing and execution of buy and sell orders for Nasdaq-listed securities, and transaction reporting services. Market Information Services provides varying levels of quote and trade information to data vendors, who in turn sell the information to the public. Issuer Services includes the Corporate Client Group and Nasdaq Financial Products defined as sub-segments. The Corporate Client Group provides customer services and information products to Nasdaq-listed companies and is responsible for obtaining new listing on The Nasdaq Stock Market. Nasdaq Financial Products is responsible for introducing products that extend and enhance the Nasdaq brand. This sub-segment oversees the development and marketing of new Nasdaq financial products and associated derivatives, the licensing and listing of third-party structured products and the listing of third-party sponsored exchange traded funds.

Nasdaq evaluates the performance of its segments based on several factors, of which the primary financial measure is pretax income. Results of individual businesses are presented based on Nasdaq’s management accounting practices and Nasdaq’s management structure. Certain charges are allocated to Corporate items in Nasdaq’s management reports based on the decision that those activities should not be used to evaluate the segment’s operating performance. These charges primarily include all activities and exit costs related to the elimination of Nasdaq’s non-core products and other initiatives as well as Nasdaq Japan.

The following table presents certain information regarding these operating segments at December 31, 2003, 2002 and 2001 and for each of the years then ended.

	Market Services	Issuer Services	Corporate Items and Eliminations	Consolidated
	(in thousands)
2003
Revenues	$383,120	$200,194	$6,531	$589,845
Depreciation and amortization	63,915	17,121	8,947	89,983
Pretax income (loss)	32,426	42,153	(140,931)	(66,352)
Assets(a)	246,893	135,328	469,033	851,254
Cash paid for property and equipment	22,566	4,249	4,780	31,595
2002
Revenues	$580,192	$201,382	$5,580	$787,154
Depreciation and amortization	59,138	18,561	10,803	88,502
Pretax income (loss)	122,189	43,984	(60,231)	105,942
Assets(a)	394,625	193,693	587,596	1,175,914
Cash paid for property and equipment	54,670	11,396	9,087	75,153
2001
Revenues	$653,477	$185,841	$8,752	$848,070
Depreciation and amortization	58,350	16,630	8,704	83,684
Pretax income (loss)	151,243	18,298	(71,154)	98,387
Assets(a)	419,066	197,634	709,551	1,326,251
Cash paid for property and equipment	78,457	16,354	13,037	107,848

(a)           Includes continuing and discontinued operations. Corporate items also include the assets of Nasdaq’s Treasury Department (primarily cash and cash equivalents and investments).

Geographic Data

The following table presents revenues and property, plant and equipment, net by geographic area for 2003, 2002 and 2001. Revenues are classified based upon the location of the customer. Property and equipment information is based on the physical location of the assets.

	Revenues	Property and equipment, net
	(in thousands)
2003:
United States	$534,450	$242,672
All other countries	55,395	271
Total	$589,845	$242,943
2002:
United States	$714,741	$327,937
All other countries	72,413	753
Total	$787,154	$328,690
2001:
United States	$782,592	$343,923
All other countries	65,478	6,350
Total	$848,070	$350,273

In 2003, 2002 and 2001, no single customer accounted for 10% or more of Nasdaq’s revenues.

18.   Commitments and Contingencies

Nasdaq Europe

As of June 30, 2003, €31.8 million ($36.6 million) was funded in the form of a loan fulfilling a commitment to Nasdaq Europe. Of the funded amount, €14.4 million ($16.6 million) was used to finance the operations of Nasdaq Europe through 2002. During the first and second quarters of 2003, an additional €11.6 million ($13.3 million) was funded for 2003 operations. The remaining €5.8 million ($6.7 million) was used to enable Nasdaq Europe to invest in Nasdaq Deutschland, a venture among Nasdaq Europe, several German banks and two regional German exchanges. In October 2002, Nasdaq Europe’s strategic investors committed to convert the majority of Nasdaq Europe’s external debt to equity. The conversion was formally approved by Nasdaq Europe’s Board of Directors in March 2003. On May 26, 2003, the strategic investors converted 63.3% of Nasdaq Europe’s external debt (or 83.2% including intercompany debt with Nasdaq).

On June 24, 2003, Nasdaq’s Board of Directors approved an up to $13.0 million additional commitment in the form of a subordinated loan for the wind-down of market operations of Nasdaq Europe, which was to be conducted pursuant to a Transition Plan approved by the Belgian Banking and Finance Commission. The funding enabled Nasdaq Europe to conduct an orderly transition of listed issuers, as required under Belgian law, renew certain essential contracts during the wind-down period, satisfy certain severance obligations and operate the Nasdaq Deutschland platform until the closure of the Nasdaq Deutschland market on August 29, 2003. As of December 18, 2003, the entire commitment was funded to Nasdaq Europe and to its wholly-owned subsidiary Nasdaq Europe Limited.

As a result of the transfer of Nasdaq’s shares of Nasdaq Europe, Nasdaq Europe’s new owner committed to seek to restructure that company’s obligations and, in that context, to request from certain major creditors releases of any claims they might have against Nasdaq Europe’s former directors, officers and shareholders (if such claims are related to Nasdaq’s prior ownership interest in Nasdaq Europe). At the time of the transfer, Nasdaq Europe had approximately $12 million of external debt and accrued interest. Nasdaq has recorded liabilities that management believes are sufficient to satisfy any potential claims against Nasdaq.

Nasdaq Insurance Agency

In December 2002, Nasdaq purchased the NASD’s 50.0% interest in the NASD Insurance Agency (subsequently renamed the Nasdaq Insurance Agency, LLC (“NIA”)). Nasdaq’s consideration for the NASD’s 50.0% interest consisted of an upfront payment of $0.5 million and up to $5.1 million based on NIA’s stream of contingent cash flow through 2011. Nasdaq will pay the NASD up to: (a) 20% of NIA’s cash flows until Nasdaq has paid the NASD $2.3 million from cash flows; (b) 10% of NIA’s cash flows until Nasdaq has paid the NASD a cumulative amount of $3.0 million from cash flows; (c) 5% of NIA’s cash flows until the earlier to occur of Nasdaq paying the NASD the full cumulative amount of $5.1 million from cash flows or December 31, 2011. As of December 31, 2003, Nasdaq recorded a $0.10 million dividend to the NASD for the NIA’s 2003 cash flows. The dividend was reflected as a reduction in Additional paid-in capital on Nasdaq’s Consolidated Balance Sheets.

Amex Technology Separation

During 2001, Nasdaq agreed to fund a portion of the necessary expenses related to the separation of software, hardware and data under a plan to transition technology applications and support from Nasdaq to Amex. The NASD originally integrated certain Nasdaq and Amex technology subsequent to the 1998 acquisition of Amex by the NASD. The total estimated cost of the separation had been established at a maximum of $29.0 million, and was shared evenly between Nasdaq and the NASD. In 2002 and 2001, Nasdaq accrued $5.3 million and $9.2 million, respectively under this commitment, fulfilling its commitment. As of December 31, 2003, $9.5 million had been paid to Amex. The remaining commitment is expected to be paid in 2004.

NQLX

On June 1, 2001, Nasdaq signed an agreement with LIFFE creating NQLX, a U.S. joint venture company to list and trade single stock futures. On November 8, 2002, Nasdaq launched NQLX. The Nasdaq Board approved a capital contribution of $25.0 million to the NQLX joint venture. During 2002 and 2001, Nasdaq made $2.0 million and $16.0 million, respectively, of capital contributions to the NQLX joint venture. As of June 30, 2003, $23.0 million had been contributed and Nasdaq also agreed to redeem its interest in the NQLX joint venture. On July 17, 2003, Nasdaq fulfilled its remaining funding obligation by contributing $2.0 million to NQLX, with the aggregate contributions totaling $25.0 million. On July 24, 2003, Nasdaq, LIFFE and NQLX executed a Redemption and Separation Agreement, at which time Nasdaq ceased to be a partner of NQLX for state law purposes and ceased to share in partnership profits. See Note 2, “Significant Transactions,” for further discussion.

Nasdaq accounted for its investment in NQLX under the equity method of accounting. In 2003, 2002 and 2001, Nasdaq recorded losses of $4.1 million, $9.0 million and $6.0 million, respectively, representing its share of losses incurred by NQLX. The losses are included in Other expenses in the Consolidated Statements of Operations.

MCI

Nasdaq entered into a six-year $600.0 million contract with MCI in 1997 to replace the data network that connected the Nasdaq market facilities to market participants. As part of this contract, Nasdaq guaranteed MCI a minimum revenue commitment of $300.0 million. Under the terms of this contract, Nasdaq was permitted to renegotiate the contract once the minimum guarantee was satisfied. In June 2002, an amendment to the original contract was negotiated with MCI after the minimum usage level of $300.0 million was achieved based on the original contract. The amended contract supersedes the terms of the existing contract and is for $182.0 million over three years commencing in June 2002. The three-year contract includes fixed and variable cost components for two years and permits Nasdaq to terminate the contract under certain circumstances after the second year. On January 30, 2004, Nasdaq and MCI entered into a new GSA terminating the current agreement effective May 31, 2004. The GSA, which expires on December 31, 2005, requires usage charges for certain GSA services to be at least $20.0 million during the period from June 1, 2004 to December 31, 2004 and $20.0 million in 2005.

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

19.   Related Party Transactions

Related party receivables and payables are the result of various transactions between Nasdaq and its affiliates. Payables to related parties are comprised primarily of the regulation charge from NASDR, a wholly-owned subsidiary of the NASD. NASDR charges Nasdaq for costs incurred related to Nasdaq market regulation and enforcement. Support charges from the NASD to Nasdaq represent another component of payables to related parties. The support charge includes an allocation of a portion of the NASD’s administrative expenses as well as its costs incurred to develop and maintain technology on behalf of Nasdaq.

Receivables from related parties are primarily attributable to costs incurred by Amex and funded by Nasdaq related to various Amex technology projects. The remaining portion of the receivable from related parties balance is related to cash disbursements funded by Nasdaq on behalf of its affiliates.

Surveillance and Other Regulatory Charges from NASDR

NASDR incurs costs associated with surveillance monitoring, legal and enforcement activities related to the regulation of The Nasdaq Stock Market. These costs are charged to Nasdaq based upon the NASD management’s estimated percentage of costs incurred by each NASDR department that are attributable directly to The Nasdaq Stock Market surveillance. The following table represents the composition of costs charged by NASDR to Nasdaq:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Compensation	$19,783	$24,418	$24,399
Professional and contract services	17,364	24,038	32,691
Occupancy	2,534	3,202	3,280
Publications, supplies and postage	482	1,166	1,514
Computer operations and data communications	2,953	4,570	6,306
Depreciation	18,120	15,481	14,939
Travel, meetings and training	538	627	693
Other	72	3,206	—
Total	$61,846	$76,708	$83,822

Surveillance and other regulatory charges from NASDR were $61.8 million, $76.7 million and $83.8 million for the years ended December 31, 2003, 2002 and 2001, respectively. These costs decreased due to a careful review of NASDR’s charges and the allocation of these charges among the markets it regulates.

On June 28, 2000, Nasdaq and NASDR signed a Regulatory Services Agreement pursuant to which NASDR or its subsidiaries would provide regulatory services to Nasdaq and its subsidiaries commencing upon the effectiveness of Exchange Registration. As a result, no services have been performed under this agreement. Pursuant to the terms of the Regulatory Services Agreement, the services provided will be of the same type and scope as are currently provided by NASDR to Nasdaq under the Delegation Plan for a term of 10 years. Each regulatory service is to be provided for a minimum of five years, after which time the parties may determine to terminate the provision by NASDR of a particular service. The termination of a particular service will generally be based upon a review of pricing and the need for such services.

Support Costs from the NASD

The NASD provided certain administrative, corporate and infrastructure services to Nasdaq. It is the NASD’s policy to charge these expenses and other operating costs to Nasdaq based upon usage percentages determined by management of the NASD and Nasdaq. Additionally, the NASD incurs certain costs related to the development and maintenance of technology for Nasdaq. Technology development costs are allocated directly to Nasdaq based upon specific projects requested by Nasdaq. Technology maintenance costs are allocated based upon Nasdaq’s share of computer usage. Support costs from the NASD were $1.2 million, $5.1 million and $32.1 million for the years ended December 31, 2003, 2002 and 2001, respectively. The decrease is due to continued progress in separating from the NASD and the resulting internalization of technology and certain other support functions. The following table represents the composition of costs charged by the NASD to Nasdaq:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Compensation	$491	$1,689	$16,436
Professional and contract services	316	1,236	4,585
Occupancy	91	877	4,992
Publications, supplies and postage	70	147	1,337
Computer operations and data communications	77	251	191
Depreciation	91	344	2,483
Travel, meetings and training	30	113	573
Other	18	470	1,528
Total	$1,184	$5,127	$32,125

The NASD and Nasdaq entered into a Separation and Common Services Agreement, dated as of January 1, 2002 (the “New Separation Agreement”), which replaced an interim Separation and Common Services Agreement executed in 2000 (the “Interim Agreement”). The services to be provided to Nasdaq by the NASD under the New Separation Agreement are limited to certain finance, technology infrastructure, facilities sharing and legal services, which is substantially more limited than what were previously provided by the NASD under the Interim Agreement. Under the New Separation Agreement, Nasdaq pays to the NASD the costs of the services provided, including any incidental expenses associated with such services. Nasdaq anticipates that the annual costs for services under the New Separation Agreement will drop in future years as Nasdaq reviews the provision of these services and continues to internalize more of these services or seeks alternative third party providers.

Nasdaq Charge to Amex

Nasdaq incurs technology costs on behalf of Amex related to development of new Amex systems and enhancement of existing Amex systems. Amounts are charged based upon specific projects requested by Amex. Amounts charged from Nasdaq to Amex are included in support costs from related parties, net and are summarized as follows:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Compensation	$283	$509	$605
Professional and contract services	1,045	6,011	13,195
Publications, supplies and postage	—	—	19
Other	198	347	329
Total	$1,526	$6,867	$14,148

During 2001, Nasdaq agreed to fund a portion of the necessary expenses related to the separation of software, hardware and data under a plan to transition technology applications and support from Nasdaq to Amex. The NASD originally integrated certain Nasdaq and Amex technology subsequent to the 1998 acquisition of Amex by the NASD. The total estimated cost of the separation had been established at a maximum of $29.0 million, and was to be shared evenly between Nasdaq and the NASD. In 2002 and 2001, Nasdaq accrued $5.3 million and $9.2 million, respectively under this commitment, fulfilling its commitment. As of December 31, 2003, $9.5 million had been paid to Amex. The remaining commitment is expected to be paid in 2004.

20.   Capital Stock

At December 31, 2003, 300,000,000 shares of Nasdaq’s Common Stock were authorized, 130,611,221 shares were issued and 78,483,919 shares were outstanding. Each share of Common Stock has one vote, except that any person, other than the NASD or any other person as may be approved for such exemption by the Nasdaq Board of Directors prior to the time such person owns more than 5% of the then-outstanding shares of Common Stock, who would otherwise be entitled to exercise voting rights in respect of more than 5% of the then-outstanding shares of Common Stock will be unable to exercise voting rights for any shares in excess of 5% of the then-outstanding shares of Common Stock. In connection with the Restructuring, the NASD sold approximately 10,806,494 warrants to purchase up to an aggregate of 43,225,976 outstanding shares of Common Stock owned by the NASD. The voting rights associated with the shares of Common Stock underlying the warrants, as well as the shares of Common Stock purchased through the valid exercise of warrants, are governed by the voting trust agreement (the “Voting Trust Agreement”) entered into by the NASD, Nasdaq and The Bank of New York, as voting trustee (the “Voting Trustee”). Initially, the holders of the warrants (each, a “Warrant Holder” and, collectively, the “Warrant Holders”) will not have any voting rights with respect to the shares of Common Stock underlying such warrants. Until Exchange Registration the shares of Common Stock underlying unexercised and unexpired warrant tranches, as well as the shares of Common Stock purchased through the exercise of warrants, will be voted by the Voting Trustee at the direction of the NASD. The voting rights associated with the shares of Common Stock underlying unexercised and expired warrant tranches will revert to the NASD. However, the NASD has determined, commencing upon Exchange Registration, to vote any shares of Common Stock that it owns (other than shares underlying then outstanding warrants) in the same proportion as the other stockholders of Nasdaq. Upon Exchange Registration, the Warrant Holders will have the right to direct the Voting Trustee as to the voting of the shares of Common Stock underlying unexercised and unexpired warrant tranches until the earlier of the exercise or the expiration of such warrant tranches. The shares of Common Stock purchased upon a valid exercise of a warrant tranche prior to Exchange Registration will be released from the Voting Trust Agreement upon Exchange Registration.

The shares of Common Stock purchased upon a valid exercise of a warrant tranche after Exchange Registration will not be subject to the Voting Trust Agreement.

On March 8, 2002, Nasdaq completed the Repurchase of 33,768,895 shares of Nasdaq’s Common Stock owned by the NASD, which represented all of the remaining outstanding shares of Common Stock owned by the NASD, except for the 43,225,976 shares of Common Stock underlying the warrants. Nasdaq purchased the Common Stock for approximately $305.2 million in aggregate cash consideration, 1,338,402 shares of Nasdaq’s Series A Cumulative Preferred Stock (face and liquidation value of $100 per share, plus any accumulated unpaid dividends), and one share of Nasdaq’s Series B Preferred Stock, (face and liquidation value of $1.00 per share). The NASD owns all of the outstanding shares of Series A and Series B Preferred Stock. All of the shares of Common Stock repurchased by Nasdaq from the NASD have been placed into Common Stock in treasury. As of December 31, 2003, there were 30,000,000 shares of preferred stock authorized, 1,338,402 and 1 share of Series A and Series B, respectively issued and outstanding.

Dividends payable to the NASD on the Series A Preferred Stock began accruing in March 2003. The Series A Preferred Stock carries a 7.6% dividend rate for the year commencing March 2003 and 10.6% in all years commencing after March 2003, payable at the discretion of Nasdaq’s Board of Directors. Shares of Series A Preferred Stock do not have voting rights, except for the right as a class to elect two new directors to the Board of Directors anytime distributions on the Series A Preferred Stock are in arrears for four consecutive quarters and as otherwise required by Delaware law. Nasdaq may redeem the shares of Series A Preferred Stock at any time after Exchange Registration and is required to use the net proceeds from an IPO, and upon the occurrence of certain other events, to redeem all or a portion of the Series A Preferred Stock. The Series B Preferred Stock does not pay dividends. The NASD, as holder of the one share of the Series B Preferred Stock, will be entitled to cast the number of votes that, together with all other votes that the NASD is entitled to vote by virtue of ownership, proxies or voting trusts, enables the NASD to cast one vote more than one-half of all votes entitled to be cast by stockholders of Nasdaq. If Nasdaq obtains Exchange Registration, the share of Series B Preferred Stock will automatically lose its voting rights and will be redeemed by Nasdaq. In addition to the voting rights of the Common Stock and Series B Preferred Stock, the holders of the Subordinated Notes have certain voting rights as discussed in Note 11, “Subordinated Notes.”

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

In connection with the repurchase of ownership interest of a shareholder in Nasdaq Europe Planning in 2001, Nasdaq issued a warrant to purchase up to an aggregate of 479,648 shares of Common Stock. The warrant is exercisable in four annual tranches ranging from $13.00 to $16.00 per share beginning June 28, 2002. The issuance of the warrants has been recorded at fair value in stockholders’ equity. As of December 31, 2003 the warrant is still outstanding and no tranches have been exercised.

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

21.   Earnings Per Common Share

Earnings per common share is computed in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS 128”). Basic earnings per share excludes the dilutive effects of options, warrants and convertible securities, and is calculated by dividing net income available to common stock holders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects all potentially dilutive securities.

The following table sets forth the computation of basic and diluted earnings per share.

	Years Ended December 31,
	2003	2002	2001
	(in thousands, except share and per share amounts)
Numerator:
Net (loss) income applicable to common stockholders:
Net (loss) income	$(105,447)	$43,128	$40,463
Loss from discontinued operations	(60,335)	(21,893)	(19,592)
Net (loss) income from continuing operations	(45,112)	65,021	60,055
Preferred Stock:
Dividends declared(1)	(8,279)	—	—
Accretion of preferred stock	—	(9,765)	—
Net (loss) income applicable to common stockholders from continuing operations for basic and diluted earnings per share	$(53,391)	$55,256	$60,055
Loss from discontinued operations for basic and diluted earnings per share	(60,335)	(21,893)	(19,592)
Net (loss) income available to common stockholders for basic and diluted earnings per share	$(113,726)	$33,363	$40,463
Denominator:
Weighted-average common shares for basic earnings per share	78,378,376	83,650,478	116,458,902
Weighted-average effect of dilutive securities:
Warrants	—	1,417	—
Employee stock options and awards	—	421,486	280,789
Denominator for diluted earnings per share	78,378,376	84,073,381	116,739,691
Basic and diluted net (loss) earnings per share:
Continuing operations	$(0.68)	$0.66	$0.52
Discontinued operations	(0.77)	(0.26)	(0.17)
Total	$(1.45)	$0.40	$0.35

(1)          Dividends payable to the NASD as a holder of Nasdaq’s Series A Preferred Stock began accruing in March 2003. The Series A Preferred Stock carries a 7.6% dividend rate for the year commencing March 2003 and 10.6% in all subsequent years. Nasdaq is obligated to pay this dividend to the extent of its capital surplus. As of March 31, 2003, the dividend payable totaled $0.7 million. As of June 2003 and for all future quarters in 2003, the dividend was approximately $2.5 million.

Options to purchase 13,423,134 shares of Common Stock, 12,000,000 shares underlying Subordinated Notes and 479,648 shares underlying warrants were outstanding during 2003, but were not included in the computation of earnings per share as their inclusion would be antidilutive.

Options to purchase 10,917,403 shares of Common Stock, 12,000,000 shares underlying Subordinated Notes and 479,648 shares underlying warrants were outstanding during 2002. For the year ended December 31, 2002, 10,709,423 of the options outstanding and 119,912 of the shares underlying the warrants were included in the computation of diluted earnings per share, on a weighted average basis, as their inclusion was dilutive. The remaining options, remaining shares underlying the warrants issued by Nasdaq and the 12,000,000 shares underlying Subordinated Notes outstanding during 2002, were considered antidilutive and were properly excluded.

Options to purchase 8,569,258 shares of Common Stock, 12,000,000 shares underlying Subordinated Notes and 479,648 shares underlying warrants were outstanding during 2001, but were not included in the computation of earnings per share as their inclusion would be antidilutive.

22.   Subsequent Events

MCI

On January 30, 2004, Nasdaq and MCI entered into a new GSA terminating the current agreement effective May 31, 2004. The GSA which expires on December 31, 2005, requires usage charges for certain GSA services to be at least $20.0 million during the period from June 1, 2004 to December 31, 2004 and $20.0 million in 2005. See Note 18, “Commitments and Contingencies,” for further discussion.

Appointment of Director

The Board of Directors has accepted the resignation of F. Warren Hellman from the Board, effective February 25, 2004. Pursuant to the terms of the securityholders agreement, dated as of March 23, 2001, among Nasdaq and Hellman & Friedman, Hellman & Friedman currently is permitted to designate one person reasonably acceptable to Nasdaq for nomination as a director of Nasdaq. Accordingly, Hellman & Friedman designated Patrick Healy to replace Mr. Hellman. The nominating committee subsequently nominated Mr. Healy to the Board and the Board of Directors elected Mr. Healy, effective March 4, 2004.

The Nasdaq Stock Market, Inc.
Schedule II—Valuation and Qualifying Accounts
Three Years Ended December 31, 2003
(in thousands)

	Reserve for Bad Debts
	2003	2002	2001
Balance at beginning of period	$5,890	$7,437	$5,419
Additions:
Charges to income	1,365	8,426	15,459
Recoveries of amounts previously written-off	107	—	—
Deductions:
Charges for which reserves were provided	(5,670)	(9,973)	(13,441)
Balance at end of period	$1,692	$5,890	$7,437

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of The Nasdaq Stock Market, Inc.(^^)
3.2	By-Laws of The Nasdaq Stock Market, Inc.(#)
3.2.1	First Amendment to By-Laws of The Nasdaq Stock Market, Inc.(~)
4.1	Form of Common Stock certificate.(+)
9.1	Voting Trust Agreement dated June 28, 2000, among The Nasdaq Stock Market, Inc., the National Association of Securities Dealers, Inc. and The Bank of New York.(+)
9.2	First Amendment to the Voting Trust Agreement, dated as of January 18, 2001, among The Nasdaq Stock Market, Inc., the National Association of Securities Dealers, Inc. and The Bank of New York.(+)
9.3

Second Amendment to the Voting Trust Agreement, dated as of July 18, 2002, among The Nasdaq Stock Market, Inc., the National Association of Securities Dealers, Inc., The Bank of New York and Mellon Investor Services, LLC.(++)

10.1	Network Service Agreement, dated November 19, 1997, between MCI Telecommunications Corporation and The Nasdaq Stock Market, Inc.*(+)
10.1.1	Amendment to EWN II Agreement, dated as of June 17, 2002, between WorldCom Communications, Inc. and The Nasdaq Stock Market, Inc.*(++)
10.2	Consolidated Agreement, between Unisys Corporation and The Nasdaq Stock Market, Inc.*(+)
10.3	Network User License Agreement, dated November 30, 1993, between Oracle Corporation and The Nasdaq Stock Market, Inc.*(++)
10.4	Software License and Services Agreement, dated November 30, 1993, between Oracle Corporation and The Nasdaq Stock Market, Inc.*(+)
10.5	Regulatory Services Agreement, dated June 28, 2000, between NASD Regulation, Inc. and The Nasdaq Stock Market, Inc.*(+)
10.6	Separation and Common Services Agreement, dated as of January 1, 2002, between the National Association of Securities Dealers, Inc. and The Nasdaq Stock Market, Inc.(~)
10.7	The Nasdaq Stock Market, Inc. 2000 Employee Stock Purchase Plan.(+)
10.8	The Nasdaq Stock Market, Inc. Equity Incentive Plan.(+)
10.8.1	First Amendment to The Nasdaq Stock Market, Inc. Equity Incentive Plan.(##)
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

10.10	Purchase and Sale Agreement, dated March 23, 2001, by and between the National Association of Securities Dealers, Inc. and The Nasdaq Stock Market, Inc.(+)
10.11	Employment Agreement by and between The Nasdaq Stock Market, Inc. and Robert Greifeld, effective as of May 12, 2003.(>>)

10.12	Employment Letter from The Nasdaq Stock Market, Inc. to Steven J. Randich, dated September 22, 2000.
10.13	Employment Letter from The Nasdaq Stock Market, Inc. to David P. Warren, dated November 30, 2000.
10.14	Employment Agreement by and between The Nasdaq Stock Market, Inc. and Richard G. Ketchum, effective as of December 29, 2000.(+)
10.14.1	Amendment One to the Employment Agreement by and between The Nasdaq Stock Market, Inc. and Richard G. Ketchum, effective as of February 1, 2002.(>)
10.14.2	Letter Agreement among The Nasdaq Stock Market, Inc., Richard G. Ketchum and The New York Stock Exchange, Inc., dated as of February 25, 2004.
10.15	Employment Agreement by and between The Nasdaq Stock Market, Inc. and Hardwick Simmons, dated December 7, 2000, effective as of February 1, 2001.(+)
10.15.1	Amendment Number One to the Employment Agreement by and between The Nasdaq Stock Market, Inc., and Hardwick Simmons, effective as of February 1, 2001.(+)
10.15.2	Amendment Number Two to the Employment Agreement by and between The Nasdaq Stock Market, Inc., and Hardwick Simmons, effective as of February 1, 2002.(>)
10.16	Employment Agreement between The Nasdaq Stock Market, Inc. and Edward Knight, effective as of December 29, 2000.(~)
10.16.1	First Amendment to Employment Agreement between The Nasdaq Stock Market, Inc. and Edward Knight, effective February 1, 2002.(~)
10.17	Purchase and Sale Agreement, dated as of February 20, 2002, by and between The Nasdaq Stock Market, Inc., and the National Association of Securities Dealers, Inc.(>)
10.17.1	Investor Rights Agreement, dated as of February 20, 2002, between The Nasdaq Stock Market, Inc., and the National Association of Securities Dealers, Inc.(<*>)
10.18	Loan Agreement, dated December 28, 2001, by and between The Nasdaq Stock Market, Inc. and David P. Warren.(>)
10.19	Master Agreement, dated as of February 6, 2002, among The Nasdaq Stock Market, Inc., and The American Stock Exchange, LLC and The American Stock Exchange Corporation.*(++)
10.19.1	First Amendment to Master Agreement, dated as of December 9, 2002, among The Nasdaq Stock Market, Inc., and The American Stock Exchange, LLC and The American Stock Exchange Corporation.*
10.20	Technology Transition Agreement, dated as of February 6, 2002, among The Nasdaq Stock Market, Inc., The National Association of Securities Dealers, Inc. and The American Stock Exchange LLC.*(++)
10.21

Promissory Note, dated as of May 19, 1997, between The Nasdaq Stock Market, Inc., and Crestar Bank (the “Promissory Note”), Allonge to Promissory Note, dated as of May 6, 2003, between Nasdaq and SunTrust Bank; Second Allonge to Promissory Note, dated as of June 26, 2003, between Nasdaq and SunTrust, Third Allonge, dated as of September 29, 2003, between Nasdaq and SunTrust.

11	Statement regarding computation of per share earnings (incorporated herein by reference to “Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K” of this Form 10-K).

12.1	Computation of Ratio of Earnings to Fixed Charges.
21.1	List of all subsidiaries.
23.1	Consent of Ernst & Young LLP.
24.1	Powers of Attorney.
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).
31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested from the U.S. Securities and Exchange Commission for certain portions of this exhibit.
(+)	Previously filed with The Nasdaq Stock Market, Inc.’s Registration Statement on Form 10 (file number 000-32651) filed on April 30, 2001.
(^)	Previously filed with The Nasdaq Stock Market, Inc.’s Amendment No. 1 to Registration Statement on Form 10 (file number 000-32651) filed on May 14, 2001.
(—)	Previously filed with The Nasdaq Stock Market, Inc.’s Amendment No. 4 to Registration Statement on Form 10 (file number 000-32651) filed on August 31, 2001.
(#)	Previously filed with The Nasdaq Stock Market, Inc.’s Amendment No. 5 to Registration Statement on Form 10 (file number 000-32651) filed on November 16, 2001.
(<*>)	Previously filed with The Nasdaq Stock Market, Inc.’s Current Report on Form 8-K filed on February 22, 2002.
(>)	Previously filed with The Nasdaq Stock Market, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001, filed March 28, 2002.
(>>)	Previously filed with The Nasdaq Stock Market, Inc.’s Registration on Form S-8, filed on July 10, 2003.
(##)	Previously filed with The Nasdaq Stock Market, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed on August 14, 2002.
(~)	Previously filed with The Nasdaq Stock Market, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, filed March 31, 2003.