Form 10-Q
period 2004-03-31
NASDAQ STOCK MARKET INC
filed 2004-05-10
CIK 1120193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
OR
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

As of April 30, 2004, 78,516,375 shares of the Registrant's common stock, par value $0.01 per share ("Common Stock"), were outstanding.

The Nasdaq Stock Market, Inc.
Form 10-Q
For the Quarter Ended March 31, 2004

i

Forward-looking statements in this Quarterly Report on Form 10-Q are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, The Nasdaq Stock Market, Inc.’s (“Nasdaq”) ability to implement its strategic initiatives, economic, political, and market conditions and fluctuations, government and industry regulation, interest rate risk, United States and global competition and other factors that are more fully described under the caption “Item 1. Business—Risk Factors” in The Nasdaq Stock Market, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of March 31, 2004. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events, or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

ii

The Nasdaq Stock Market, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

The Nasdaq Stock Market, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(in thousands, except per share amounts)

	Three months ended March 31,
	2004	2003
Revenues
MARKET SERVICES:
Transaction Services	$48,360	$67,861
Market Information Services	27,766	43,690
Total Market Services	76,126	111,551
ISSUER SERVICES:
Corporate Client Group	40,454	41,841
Nasdaq Financial Products	11,779	8,861
Total Issuer Services	52,233	50,702
Other	45	108
Total revenues	128,404	162,361
Expenses
Compensation and benefits	37,409	45,654
Marketing and advertising	2,640	4,919
Depreciation and amortization	19,616	22,776
Professional and contract services	5,229	12,705
Computer operations and data communications	31,204	31,484
Provision for bad debts	142	68
Occupancy	7,292	7,801
General and administrative	4,859	9,668
Total direct expenses	108,391	135,075
Support costs from related parties, net	11,409	17,194
Total expenses	119,800	152,269
Operating income	8,604	10,092
Interest income	1,394	2,766
Interest expense	(2,873)	(5,230)
Operating income from continuing operations before income taxes	7,125	7,628
Provision for income taxes	(2,494)	(1,808)
Net income from continuing operations	$4,631	$5,820
Loss from discontinued operations, net of tax	—	(3,254)
Net income	$4,631	$2,566
Net income applicable to common stockholders:
Net income	$4,631	$2,566
Preferred stock dividends declared	(2,799)	(650)
Net income applicable to common stockholders	$1,832	$1,916
Basic and diluted net earnings (loss) per share:
Continuing operations	$0.02	$0.06
Discontinued operations	—	(0.04)
Total basic and diluted net earnings per share	$0.02	$0.02

See accompanying notes.

The Nasdaq Stock Market, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and par value amounts)

	March 31, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$133,608	$148,929
Investments:
Available-for-sale, at fair value	242,302	185,704
Held-to-maturity, at amortized cost	21,042	23,765
Receivables, net	111,452	111,405
Receivables from related parties	49	7,731
Deferred tax asset	38,831	40,460
Other current assets	13,900	11,623
Total current assets	561,184	529,617
Investments:
Held-to-maturity, at amortized cost	9,506	4,506
Property and equipment:
Land, buildings and improvements	96,586	96,578
Data processing equipment and software	351,649	346,928
Furniture, equipment and leasehold improvements	166,414	168,478
	614,649	611,984
Less: accumulated depreciation and amortization	(386,642)	(369,041)
Total property and equipment, net	228,007	242,943
Non-current deferred tax asset	72,426	72,079
Other intangible assets	841	871
Other assets	1,507	1,238
Total assets	$873,471	$851,254
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$24,556	$29,959
Accrued personnel costs	33,115	48,817
Deferred revenue	126,563	59,739
Other accrued liabilities	66,276	75,951
Current obligation under capital lease	—	1,607
Payables to related parties	9,433	21,558
Total current liabilities	259,943	237,631
Senior notes	25,000	25,000
Subordinated notes	240,000	240,000
Accrued pension costs	27,826	26,831
Non-current deferred tax liability	40,546	40,917
Non-current deferred revenue	84,927	84,703
Other liabilities	33,227	35,476
Total liabilities	711,469	690,558
Stockholders’ equity
Common stock, $0.01 par value, 300,000,000 authorized, shares issued: 130,652,891 at March 31, 2004 and 130,611,221 at December 31, 2003; shares outstanding: 78,516,375 at March 31, 2004 and 78,483,919 at December 31, 2003	1,306	1,306
Preferred stock, 30,000,000 authorized, Series A: 1,338,402 shares issued and outstanding; Series B: 1 share issued and outstanding	133,840	133,840
Additional paid-in capital	359,318	358,923
Common stock in treasury, at cost: 52,136,516 at March 31, 2004 and 52,127,302 shares at December 31, 2003	(667,850)	(667,765)
Accumulated other comprehensive (loss) income	(118)	86
Deferred stock compensation	(895)	(1,102)
Common stock issuable	2,042	2,881
Retained earnings	334,359	332,527
Total stockholders’ equity	162,002	160,696
Total liabilities and stockholders’ equity	$873,471	$851,254

See accompanying notes.

The Nasdaq Stock Market, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three months ended March 31,
	2004	2003
Reconciliation of net income to cash provided by operating activities
Net income	$4,631	$2,566
Net loss from discontinued operations	—	(3,254)
Net income from continuing operations	$4,631	$5,820
Non-cash items included in net income:
Depreciation and amortization	19,616	22,776
Amortization of restricted stock awards	(84)	570
Provision for bad debts	142	68
Loss from equity method affiliates	—	3,043
Deferred taxes	(1,053)	(278)
Other non-cash items included in net income	2,216	4,654
Net change in:
Receivables, net	(189)	20,278
Receivables from related parties	7,682	3,449
Other current assets	(2,277)	(6,770)
Other assets	(345)	2,692
Accounts payable and accrued expenses	(5,403)	(11,807)
Accrued personnel costs	(15,702)	(20,442)
Deferred revenue	67,048	64,344
Other accrued liabilities	(7,460)	(2,003)
Obligation under capital leases	(1,607)	(860)
Payables to related parties	(12,125)	(1,769)
Accrued pension costs	995	2,798
Other liabilities	(2,249)	480
Cash provided by continuing operations	53,836	87,043
Cash used in discontinued operations	—	(5,289)
Cash provided by operating activities	53,836	81,754
Cash flow from investing activities
Proceeds from redemptions of available-for-sale investments	55,172	42,734
Purchases of available-for-sale investments	(113,372)	(35,742)
Proceeds from maturities of held-to-maturity investments	15,728	3,000
Purchases of held-to-maturity investments	(17,959)	(2,963)
Capital contribution to Nasdaq LIFFE joint venture	—	(2,500)
Purchases of property and equipment	(5,853)	(15,424)
Proceeds from sales of property and equipment	228	42
Cash used in investing activities	(66,056)	(10,853)
Cash flow from financing activities
Payments for treasury stock purchases	(85)	(147)
Preferred stock dividends	(2,799)	(650)
Contribution to NASD	(217)	(32)
Cash used in financing activities	(3,101)	(829)
(Decrease) increase in cash and cash equivalents	(15,321)	70,072
Cash and cash equivalents at beginning of period	148,929	201,463
Cash and cash equivalents at end of period	$133,608	$271,535
Supplemental Disclosure of Non-Cash Flow Activities
Cash paid for (received):
Interest	$2,868	$5,049
Income tax refund, net of taxes paid	$(2,074)	$(12,286)

See accompanying notes.

The Nasdaq Stock Market, Inc.
Notes to Condensed Consolidated Financial Statements

1.   Organization and Nature of Operations

Nasdaq® operates The Nasdaq Stock Market®, the largest electronic screen-based equity securities market in the United States. Nasdaq is a majority-owned subsidiary of the National Association of Securities Dealers, Inc. (the “NASD”). Nasdaq is the parent company of Nasdaq Global Holdings (“Nasdaq Global®”); Nasdaq Financial Products Services, Inc. (“Nasdaq Financial Products”); Nasdaq International Market Initiatives, Inc. (“NIMISM”); Nasdaq Europe Planning Company, Limited (“Nasdaq Europe Planning®”); Nasdaq International, Ltd. (“Nasdaq InternationalSM”); Nasdaq Canada, Inc. (“Nasdaq Canada®”); and Nasdaq Technology Services, LLC (“Nasdaq Technology”), collectively referred to as “Nasdaq.” These entities are wholly-owned by Nasdaq. Nasdaq Global, which is incorporated in Switzerland and served as a holding company for several corporations incorporated internationally, is in the process of a liquidation that is expected to be completed by the end of 2004. Nasdaq also has determined to dissolve or otherwise wind-down Nasdaq Europe Planning, which was formed to expand Nasdaq into the European community and is currently inactive. NIMI is an entity that employed Nasdaq’s expatriates assigned to Nasdaq’s international subsidiaries. Nasdaq International is a London-based marketing company. Nasdaq Financial Products is the sponsor of the Nasdaq-100 TrustSM. Nasdaq Financial Product Services (Ireland) Limited (“Nasdaq Ireland”) is a wholly-owned subsidiary of Nasdaq Financial Products. Nasdaq Ireland is the manager of The Nasdaq ETF Funds plc. Nasdaq Canada is an extension of Nasdaq’s North American trading platform within Canada, which has received regulatory approval to provide trading access in two provinces, Quebec and British Columbia. Nasdaq Technology is a company established to provide software, hosting and disaster recovery services.

On October 31, 2003, Quadsan Enterprises, Inc. (“Quadsan”), previously a wholly-owned subsidiary of Nasdaq that provided investment management services, was merged with and into Nasdaq. Prior to December 18, 2003, Nasdaq owned a 63.0% interest in Nasdaq Europe S.A./N.V. (“Nasdaq EuropeSM”), which had previously operated an equity market licensed in Brussels, Belgium. On December 18, 2003, Nasdaq transferred its interest in Nasdaq Europe to a third party. See “Strategic Review,” of Note 2, “Significant Transactions,” for further discussion.

In 2003, Nasdaq changed its organizational structure from operating in one segment to operating in two segments. Under the new structure, Nasdaq’s Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”). Nasdaq’s two segments are managed and operated as strategic business units and organized by products and services. Reportable segments are Market Services and Issuer Services. Market Services includes Transaction Services and Market Information Services defined as sub-segments. Issuer Services includes the Corporate Client Group and Nasdaq Financial Products defined as sub-segments.

All material intercompany accounts and transactions have been eliminated in consolidation. Nasdaq’s financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to the Form 10-Q and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Pursuant to such rules and regulations, certain footnote disclosures, which are normally required under accounting principles generally accepted in the United States, have been omitted. It is recommended that these financial statements be read in conjunction with the Consolidated Financial Statements included in Nasdaq’s Annual Report filed on Form 10-K for the year ended December 31, 2003.

The Nasdaq Stock Market, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

1.   Organization and Nature of Operations (Continued)

The nature of Nasdaq’s business is such that the results of any interim period may vary significantly from quarter to quarter and may not be indicative of the results to be expected for the fiscal year. Certain reclassifications have been made to prior period balances in order to conform to the current period’s presentation.

2.   Significant Transactions

Strategic Review

During the second quarter of 2003, Nasdaq announced the results of a strategic review of its operations designed to position Nasdaq for improved profitability and growth. The strategic review included the elimination of non-core products and initiatives and resulted in a reduction in Nasdaq’s workforce. For the year ended December 31, 2003, a total pre-tax charge to earnings of $145.5 million was recorded. The net impact to Nasdaq was a total pre-tax charge of $143.5 million. The difference represented costs absorbed by minority shareholders of Nasdaq Europe. The charge recorded reflects the completion of the costs associated with Nasdaq’s strategic review. The total charge of $145.5 million included $97.9 million from continuing operations and $47.6 million from discontinued operations related to Nasdaq Europe and IndigoMarkets Ltd. (“IndigoMarkets”). See Note 3, “Discontinued Operations,” for further discussion. The charge was primarily recorded to Property and equipment, Goodwill, Other intangible assets, Other accrued liabilities and Accrued personnel costs on the Condensed Consolidated Balance Sheets.

Continuing Operations

Non-core product lines and initiatives included in the strategic review were:

•       Primex—Primex was an electronic auction system. Nasdaq ended its exclusive rights agreement with Primex Trading N.A., L.L.C. on December 31, 2003 and ceased offering Primex effective January 16, 2004.

•       Nasdaq Tools—Nasdaq Tools was an order management system that ran on the Nasdaq Application Programming Interface using the Nasdaq Workstation II® and was wound-down throughout 2003. Nasdaq Tools was a previously wholly-owned subsidiary of Nasdaq and was merged with and into Nasdaq on July 31, 2002.

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

•       The Bulletin Board Exchange (“BBX”)—BBX was a proposed platform for companies not eligible for The Nasdaq SmallCap MarketSM to raise equity capital and increase the visibility of their stock. The Over the Counter Bulletin Board® (“OTCBB”) continues its existing operations.

The Nasdaq Stock Market, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

2.   Significant Transactions (Continued)

•       Liquidity Tracker—Liquidity Tracker was an automated order routing system designed to allow traders to direct orders to specific market makers based on recent trading activity. Liquidity Tracker ceased operations as of June 30, 2003.

•       MarketSite® Tower—MarketSite Tower is located at Nasdaq’s Times Square, New York location. The video wall portion of the Tower was deemed impaired.

The charge related to the elimination of the above non-core products and initiatives was approximately $52.3 million for the year ended December 31, 2003.

In addition, the charges from continuing operations recorded included severance costs of $32.4 million and the loss on early extinguishment of long-term debt of $13.2 million. The severance costs included $13.8 million related to the reductions in force of 329 employees during 2003. The remaining $18.6 million of severance costs related to the fulfillment of employment contracts and obligations associated with the retirement and departure of certain members of senior management. Total headcount was 956 as of December 31, 2003 versus 1,227 as of December 31, 2002. The extinguishment of debt costs related to the redemption of $150.0 million in aggregate principal amount of Nasdaq’s 5.83% Senior Notes due 2007 (the “Senior Notes”). In conjunction with its strategic review, Nasdaq reassessed its capital needs and determined that it no longer needed the liquidity of the Senior Notes. See Long-term debt section below for further discussion.

The following table summarizes the strategic review accrual activity from December 31, 2003 through March 31, 2004. These accruals are recorded to Other accrued liabilities and Accrued personnel costs in the current liabilities section and to Other liabilities in the non-current liabilities section of the Condensed Consolidated Balance Sheets. Nasdaq expects to fund the majority of these reserves by the end of 2004, except for a $4.6 million contract payment that is due January 2006.

	Severance for U.S. Employees	Products & Other	Total
	(in millions)
Accrued liabilities associated with the strategic review as of December 31, 2003	$16.4	$10.7	$27.1
Cash payments	(5.3)	(8.7)	(14.0)
Accrued liabilities associated with the strategic review as of March 31, 2004	$11.1	$2.0	$13.1

Discontinued Operations

Discontinued operations included in the strategic review were:

•       Nasdaq Europe—Nasdaq Europe was a pan-European stock market licensed in Belgium. See below for complete discussion of the wind-down and eventual transfer of shares of Nasdaq Europe.

•       IndigoMarkets—IndigoMarkets was a joint venture with SSI Limited (“SSI”) to develop international trading platforms. On September 30, 2003, Nasdaq Global sold its interest in the joint venture to SSI and recognized a gain on the sale of approximately $0.6 million.

The Nasdaq Stock Market, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

2.   Significant Transactions (Continued)

Europe

As a result of the strategic review, Nasdaq supported the closing of the market operated by Nasdaq Europe, in which Nasdaq owned a 63.0% interest through December 18, 2003. At an Extraordinary General Meeting held on June 26, 2003, the shareholders of Nasdaq Europe voted to discontinue operations of the market and, as a result, market operations were wound-down pursuant to a Transition Plan approved by the Belgian Banking and Finance Commission. During the third quarter of 2003, the losses incurred by Nasdaq Europe exceeded the minority shareholders’ interests. Therefore, once the minority shareholders reached this point, Nasdaq absorbed 100.0% of Nasdaq Europe’s losses and strategic review charges.

As Nasdaq Europe was winding-down its market operations, Nasdaq reached an agreement to transfer all of Nasdaq’s shares in Nasdaq Europe to one of that company’s original investors; the cash consideration for the transaction was nominal. The transfer of Nasdaq’s shares of Nasdaq Europe was completed on December 18, 2003. The entity ceased using the Nasdaq Europe name after the transaction. As part of the transaction, Nasdaq Europe’s new owner committed to seek to restructure that company’s obligations and, in that context, to request from certain major creditors releases of any claims they might have against Nasdaq Europe’s former directors, officers and shareholders (if such claims are related to Nasdaq’s prior ownership interest in Nasdaq Europe). At the time of the transfer, Nasdaq Europe had approximately $12 million of external debt and accrued interest. Nasdaq has recorded liabilities that management continues to believe are sufficient to satisfy any potential claims against Nasdaq.

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

Reduction in Force

During the three months ended March 31, 2004, 21 positions were eliminated associated with staff reduction plans and Nasdaq recorded a charge of $1.6 million for severance and outplacement costs. Nasdaq paid approximately $0.2 million during the three months ended March 31, 2004 for these severance and outplacement costs. Nasdaq expects to pay these costs by the end of the second quarter of 2005. Total headcount decreased from 956 employees at December 31, 2003 to 917 employees at March 31, 2004.

The Nasdaq Stock Market, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

2.   Significant Transactions (Continued)

Technology Migration

As a result of a continued review of its technology infrastructure, Nasdaq changed the estimated useful life of certain assets and operating leases associated with its quoting platform and its trading and quoting network as it migrates to lower cost operating environments which resulted in incremental depreciation and amortization expense. The incremental depreciation and amortization expense associated with these assets and operating leases is expected to be approximately $15 million this year. During the three months ended March 31, 2004, $7.1 million was recorded.

Long-term Debt

On September 30, 2003, Nasdaq redeemed the $150.0 million of its Senior Notes. In conjunction with its strategic review, Nasdaq reassessed its capital needs and determined that it no longer needed the liquidity of the Senior Notes. Nasdaq paid the holders of the Senior Notes $150.0 million in outstanding principal amount, accrued interest of $1.2 million and an aggregate make-whole payment of approximately $12.6 million (representing the net present value of future payments). The repayment amounts reflected the terms of the Senior Notes, except that the parties agreed to a reduced make-whole amount equal to the excess of the discounted value of the remaining scheduled payments discounted at a factor equal to 100 basis points over the yield to maturity of United States Treasury securities having a maturity equal to the remaining average life of the redeemed amount. This represented a renegotiation of the 50 basis points over the yield to maturity required by the terms of the Senior Notes. Nasdaq recorded a $13.2 million pre-tax charge in the third quarter of 2003 related to the redemption of the Senior Notes. This charge included the make-whole payment and capitalized costs related to the issuance of the Senior Notes. Nasdaq used funds from available cash and investments to finance the redemption.

Nasdaq Member Revenue Sharing

In August 2003, Nasdaq implemented the Nasdaq General Revenue Sharing Program, which like the General Revenue Sharing Program of The National Stock Exchange, a regional stock exchange, shares operating revenue from multiple business lines in addition to Tape Fee revenue. The new program shares operating revenue, which is interpreted to mean net revenue after expenses from all services that derive revenue from member trading and trade-reporting activity in Nasdaq-listed securities. As such, the program is designed to provide an incentive for quoting market participants to send orders and report trades to the Nasdaq Market CenterSM. In March 2004, Nasdaq rebranded its execution services and trade reporting—Automated Confirmation Transaction ServiceSM (“ACTSM”) services as the Nasdaq Market Center, which includes Nasdaq’s quoting, trading and trade reporting services for both Nasdaq-listed and exchange-listed securities. Nasdaq did not share any revenues during 2003. For the three months ended March 31, 2004, Nasdaq shared approximately $5.7 million under this new program. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Transaction Services and Market Information Services, for further discussion.

The Nasdaq Stock Market, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

3.   Discontinued Operations

On September 30, 2003, Nasdaq Global sold its interest in IndigoMarkets to its partner, SSI, and recognized a gain of approximately $0.6 million on the sale. In addition, on December 18, 2003, Nasdaq transferred its interest in Nasdaq Europe to one of that company’s original investors for nominal cash consideration. See “Strategic Review,” of Note 2, “Significant Transactions,” for further discussion.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS 144”), both Nasdaq Europe and IndigoMarkets are reflected as discontinued operations for the three months ended March 31, 2003. As discontinued operations, the revenues, costs and expenses and cash flows of Nasdaq Europe and IndigoMarkets have been excluded from the respective captions in the Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Cash Flows, and have been presented separately as “Loss from discontinued operations” and as “Cash used in discontinued operations.”  There were no assets and liabilities of Nasdaq Europe and IndigoMarkets at December 31, 2003.

The following table presents condensed, combined results of operations for Nasdaq Europe and IndigoMarkets.

Three Months Ended March 31, 2003
(in millions)
Revenues	$3.5
Pre-tax loss	(3.2)
Provision for income taxes	(0.1)
Loss from discontinued operations	$(3.3)

The remainder of the notes to the consolidated financial statements reflects results from continuing operations, unless otherwise noted.

4.   Deferred Revenue

Nasdaq’s deferred revenue as of March 31, 2004 related to Corporate Client Group fees will be recognized in the following years:

	Initial	LAS	Annual and Other	Total
	(in thousands)
Fiscal year ended:
2004	$22,062	$23,762	$67,176	$113,000
2005	23,781	23,502	—	47,283
2006	13,591	13,145	—	26,736
2007	8,568	6,874	—	15,442
2008 and thereafter	8,687	342	—	9,029
	$76,689	$67,625	$67,176	$211,490

Nasdaq’s deferred revenue for the three months ended March 31, 2004 and 2003 are reflected in the following tables. The additions reflect Corporate Client Group revenues charged during the period while

The Nasdaq Stock Market, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

4.   Deferred Revenue (Continued)

the amortization reflects the Corporate Client Group revenues recognized during the period based on Staff Accounting Bulletin 101, “Revenue Recognition in Financial Statements” (“SAB 101”).

In accordance with applicable accounting guidance prior to SAB 101, Nasdaq recognized revenues for issuer initial listing fees and listing of additional shares (“LAS”) fees in the month the listing occurred or in the period additional shares were issued, respectively. Nasdaq now recognizes revenue related to initial listing fees and LAS fees on a straight-line basis over estimated service periods, which are six and four years, respectively.

	Initial	LAS	Annual and Other	Total
	(in thousands)
Balance at January 1, 2004	$78,485	$65,957	$—	$144,442
Additions	6,075	10,952	90,475	107,502
Amortization	(7,871)	(9,284)	(23,299)	(40,454)
Balance at March 31, 2004	$76,689	$67,625	$67,176	$211,490

	Initial	LAS	Annual and Other	Total
	(in thousands)
Balance at January 1, 2003	$93,857	$72,841	$—	$166,698
Additions	3,907	8,042	94,236	106,185
Amortization	(8,173)	(9,343)	(24,325)	(41,841)
Balance at March 31, 2003	$89,591	$71,540	$69,911	$231,042

5.   Long-term Debt

Nasdaq had $265.0 million of outstanding long-term debt ($25.0 million of senior notes and $240.0 million of subordinated notes) at March 31, 2004. Debt is scheduled to begin to mature in May 2006.

On September 30, 2003, Nasdaq redeemed the $150.0 million outstanding principal amount of the Senior Notes. Under the terms of the Senior Notes, Nasdaq paid the holders of the Senior Notes $150.0 million in outstanding principal amount, accrued interest of $1.2 million and an aggregate make-whole payment of approximately $12.6 million (representing the net present value of future payments). Nasdaq recorded a $13.2 million pre-tax charge in the third quarter of 2003 related to the redemption of the Senior Notes. This charge included the make-whole payment and capitalized costs related to the issuance of the Senior Notes. Nasdaq used funds from available cash and investments to finance the redemption. See “Long—term Debt” of Note 2, “Significant Transactions,” for further discussion.

Long-term subordinated notes represent $240.0 million of 4.0% convertible subordinated notes due 2006 (the “Subordinated Notes”) issued and sold to Hellman & Friedman Capital Partners IV, L.P. and certain of its affiliated limited partnerships (collectively, “Hellman & Friedman”) during 2001. The annual 4.0% coupon will be payable in arrears in cash and the Subordinated Notes are convertible at any time into an aggregate of 12.0 million shares of Common Stock at $20.00 per share, subject to adjustment, in general, for any stock split, dividend, combination, recapitalization or other similar event. On an

The Nasdaq Stock Market, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

5.   Long-term Debt (Continued)

as-converted basis as of March 31, 2004, Hellman & Friedman owned an approximate 13.8% equity interest in Nasdaq as a result of its ownership of the Subordinated Notes and 500,000 shares of Common Stock.

SFAS No. 34, “Capitalization of Interest Cost” (“SFAS 34”), requires the capitalization of interest as part of the historical cost of acquiring assets, for all costs incurred to get the assets ready for their internal use. Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”) includes interest costs incurred while developing internal-use software as capitalizable costs under SFAS 34. As the effect of capitalization of interest cost related to the development of internal-use software is not material when compared with the effect of expensing these interest costs as incurred, all interest costs have been expensed.

6.   Employee Benefits

Nasdaq is a participating employer in a noncontributory, defined-benefit pension plan that the NASD sponsors for the benefit of its eligible employees and the eligible employees of its subsidiaries. As of January 1, 2004, the benefits are primarily based on years of service and the employees’ career-average salary during employment, subject to a phase-in period. Prior to 2004, the benefits were primarily based on years of service and the employees’ average salary during the highest 60 consecutive months of employment.

Until November 1, 2003, Nasdaq participated in a Supplemental Executive Retirement Plan (“SERP”) that was maintained by the NASD for certain senior executives. On November 1, 2003, Nasdaq formed its own SERP and transferred all amounts to this new plan. Also during 2003, Nasdaq changed the accrual of benefits from age 65 to the later of age 55 or 10 years of service, except in the case of an executive who has a contract with a SERP provision, then benefits are accrued in accordance with the contract terms.

The following table sets forth the combined plans’ amounts recognized:

	Three months ended March 31,
	2004	2003
	(in thousands)
Components of net periodic benefit cost
Service cost	$1,734	$1,904
Interest cost	1,168	1,258
Expected return on plan assets	(772)	(725)
Recognized net actuarial loss	297	271
Prior service cost recognized	(65)	95
Amortization of unrecognized transition asset	(14)	(14)
Curtailment/settlement loss recognized	(8)	—
Benefit cost	$2,340	$2,789

The Nasdaq Stock Market, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

6.   Employee Benefits (Continued)

Nasdaq previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $10.6 million to the pension plan in 2004 for the 2003 and 2004 plan years. Between January 1, 2004 and March 31, 2004, Nasdaq did not make any additional contributions to the plan. Nasdaq presently anticipates contributing $6.0 million to fund its plan for the 2003 plan year by June 30, 2004. The change in the estimate is due to the passage of the Pension Funding Equity Act of 2004, signed into law on April 10, 2004. Nasdaq is now exempt from required quarterly contributions for the 2004 plan year whereas previously it was not.

7.   Stock-Based Compensation

In the first quarter of 2003, Nasdaq adopted SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”). SFAS 148 amends the disclosure requirements of SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) and requires disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

Nasdaq grants stock options with an exercise price equal to the estimated fair value of the Common Stock on the date of the grant. Nasdaq accounts for stock options in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and accordingly recognizes no compensation expense related to such grants.

Pro forma information regarding net income and earnings per share is required under SFAS 148 and has been determined as if Nasdaq had accounted for all stock options based on a fair value method. The fair value of each stock option grant was estimated at the date of grant using the Black-Scholes valuation model. Pro forma net income includes the amortization of the fair value of stock options over the vesting period. The pro forma information for the three months ended March 31, 2004 and 2003 is as follows:

	Three months ended March 31, 2004		Three months ended March 31, 2003
	Reported	Pro forma	Reported	Pro forma
	(in thousands, except per share amounts)
Reported net income from continuing operations	$4,631	$4,631	$5,820	$5,820
Stock-based compensation cost (net of tax of $1,173 and $3,776, respectively)	—	(1,817)	—	(5,850)
Pro forma net income (loss)	$—	$2,814	$—	$(30)
Basic earnings (loss) per share	$0.02	$0.00	$0.06	$(0.01)
Diluted earnings (loss) per share	$0.02	$0.00	$0.06	$(0.01)

8.   Comprehensive Income

Comprehensive income is calculated in accordance with SFAS No. 130, “Reporting Comprehensive Income.”  Comprehensive income is composed of net income and other comprehensive income, which includes the after-tax change in unrealized gains and losses on available-for-sale securities, minimum pension liability and foreign currency translation adjustments.

The Nasdaq Stock Market, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

8.   Comprehensive Income (Continued)

The following table outlines the components of other comprehensive income for the three months ended March 31, 2004 and 2003:

	Three months ended March 31,
	2004	2003
	(in thousands)
Net income	$4,631	$5,820
Unrealized (losses) gains on available-for-sale securities	(152)	13
Foreign currency translation adjustment	(52)	(1,093)
Total comprehensive income	$4,427	$4,740

9.   Segments

In 2003, Nasdaq changed its organizational structure from operating under one segment to operating under two segments. Under the new structure, Nasdaq’s Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by SFAS 131. Nasdaq’s two segments are managed and operated as strategic business units and organized by products and services. Reportable segments are Market Services and Issuer Services. Market Services includes Transaction Services and Market Information Services defined as sub-segments. Transaction Services includes collecting, processing and disseminating price quotes of Nasdaq-listed securities, the routing and execution of buy and sell orders for Nasdaq-listed securities and securities listed on national stock exchanges and transaction reporting services. Market Information Services primarily provides quote and trade information to data vendors, who in turn sell the information to the public. Issuer Services includes the Corporate Client Group and Nasdaq Financial Products defined as sub-segments. The Corporate Client Group provides customer services and information products to Nasdaq-listed companies and is responsible for obtaining new listings on The Nasdaq Stock Market. Nasdaq Financial Products is responsible for introducing products that extend and enhance the Nasdaq brand. This sub-segment oversees the development and marketing of new Nasdaq financial products and associated derivatives, the licensing and listing of third-party structured products and the listing of third-party sponsored exchange traded funds.

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

The Nasdaq Stock Market, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

9.   Segments (Continued)

The following table presents certain information regarding these operating segments for each of the three months then ended March 31, 2004 and 2003.

	Market Services	Issuer Services	Corporate Items and Eliminations	Consolidated
	(in thousands)
March 31, 2004
Revenues	$76,126	$52,233	$45	$128,404
Pretax (loss) income	(10,934)	19,336	(1,277)	7,125
March 31, 2003
Revenues	$111,551	$50,702	$108	$162,361
Pretax (loss) income	(1,106)	12,957	(4,223)	7,628

10.   Commitments and Contingencies

Nasdaq Europe

As a result of the transfer of Nasdaq’s shares of Nasdaq Europe, Nasdaq Europe’s new owner committed to seek to restructure that company’s obligations and, in that context, to request from certain major creditors releases of any claims they might have against Nasdaq Europe’s former directors, officers and shareholders (if such claims are related to Nasdaq’s prior ownership interest in Nasdaq Europe). At the time of the transfer, Nasdaq Europe had approximately $12 million of external debt and accrued interest. Nasdaq has recorded liabilities that management continues to believe are sufficient to satisfy any potential claims against Nasdaq.

Nasdaq Insurance Agency

In December 2002, Nasdaq purchased the NASD’s 50.0% interest in the NASD Insurance Agency (subsequently renamed the Nasdaq Insurance Agency, LLC (“NIA”)). Nasdaq’s consideration for the NASD’s 50.0% interest consisted of an upfront payment of $0.5 million and up to $5.1 million based on NIA’s stream of contingent cash flow through 2011. Nasdaq will pay the NASD up to: (a) 20% of NIA’s cash flows until Nasdaq has paid the NASD $2.3 million from cash flows; (b) 10% of NIA’s cash flows until Nasdaq has paid the NASD a cumulative amount of $3.0 million from cash flows; (c) 5% of NIA’s cash flows until the earlier to occur of Nasdaq paying the NASD the full cumulative amount of $5.1 million from cash flows or December 31, 2011. As of March 31, 2004, Nasdaq recorded a $0.40 million dividend to the NASD for the NIA’s cash flows. The dividend was reflected as a reduction in Additional paid-in capital on Nasdaq’s Condensed Consolidated Balance Sheets.

Amex Technology Separation

During 2001, Nasdaq agreed to fund a portion of the necessary expenses related to the separation of software, hardware and data under a plan to transition technology applications and support from Nasdaq to the American Stock Exchange (“Amex”). The NASD originally integrated certain Nasdaq and Amex technology subsequent to the 1998 acquisition of Amex by the NASD. The total estimated cost of the separation had been established at a maximum of $29.0 million, and was shared evenly between Nasdaq and the NASD. In 2002 and 2001, Nasdaq accrued $5.3 million and $9.2 million, respectively under this

The Nasdaq Stock Market, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

10.   Commitments and Contingencies (Continued)

commitment, fulfilling its commitment. As of March 31, 2004, $13.2 million had been paid to Amex. The remaining commitment was paid in the second quarter of 2004.

MCI

Nasdaq entered into a six-year $600.0 million contract with MCI WorldCom Communications, Inc., formerly, WorldCom, Inc., (“MCI”) in 1997 to replace the data network that connected Nasdaq’s market facilities to market participants. As part of this contract, Nasdaq guaranteed MCI a minimum revenue commitment of $300.0 million. Under the terms of this contract, Nasdaq was permitted to renegotiate the contract once the minimum guarantee was satisfied. In June 2002, an amendment to the original contract was negotiated with MCI after the minimum usage level of $300.0 million was achieved based on the original contract. The amended contract supersedes the terms of the existing contract and is for $182.0 million over three years commencing in June 2002. The three-year contract includes fixed and variable cost components for two years and permits Nasdaq to terminate the contract under certain circumstances after the second year. On January 30, 2004, Nasdaq and MCI entered into a new global services agreement (the “GSA”) terminating the current agreement effective May 31, 2004. The GSA, which expires on December 31, 2005, requires usage charges for certain GSA services to be at least $20.0 million during the period from June 1, 2004 to December 31, 2004 and $20.0 million in 2005.

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

The Nasdaq Stock Market, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

11.   Capital Stock and Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share.

	Three months ended March 31,
	2004	2003
	(in thousands, except per share amounts)
Numerator:
Net income applicable to common stockholders:
Net income	$4,631	$2,566
Loss from discontinued operations	—	(3,254)
Net income from continuing operations	4,631	5,820
Preferred stock dividends declared(1)	(2,799)	(650)
Net income applicable to common stockholders from continuing operations for basic and diluted earnings per share	$1,832	$5,170
Loss from discontinued operations for basic and diluted earnings per share	—	(3,254)
Net income available to common stockholders for basic and diluted earnings per share	$1,832	$1,916
Denominator:
Weighted average common shares for basic earnings per share	78,500,731	78,304,304
Weighted-average affect of dilutive securities:
Employee stock options	656,810	—
Employee restricted stock	113,308	139,644
Denominator for diluted earnings per share	79,270,849	78,443,948
Basic and diluted net earnings (loss) per share:
Continuing operations	$0.02	$0.06
Discontinued operations	—	(0.04)
Total	$0.02	$0.02

(1)                 Dividends payable to the NASD as a holder of Nasdaq’s Series A Preferred Stock began accruing in March 2003. The Series A Preferred Stock carries a 7.6% dividend rate for the year commencing March 2003 and 10.6% in all subsequent years. The NASD is entitled to receive cash dividends when, as and if declared by Nasdaq’s Board of Directors out of the funds legally available. As of March 31, 2003, the dividend paid totaled $0.7 million. As of June 2003 and for all future quarters in 2003, the dividend was approximately $2.5 million.  As of March 31, 2004, the dividend paid totaled $2.8 million. As of June 2004 and for all future quarters in 2004, the dividend will be approximately $3.5 million.

Options to purchase 14,317,248 shares of Common Stock, 12,000,000 shares underlying Subordinated Notes and 359,736 shares underlying warrants issued by Nasdaq were outstanding at March 31, 2004. For the three months ended March 31, 2004, 6,345,282 of the options outstanding were included in the computation of diluted earnings per share, on a weighted average basis, as their inclusion was dilutive. The remaining options, all the shares underlying the warrants issued by Nasdaq and the 12,000,000 shares underlying Subordinated Notes outstanding were considered antidilutive and were properly excluded.

The Nasdaq Stock Market, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion and analysis of the financial condition and results of operations of Nasdaq should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. Certain prior period amounts presented in the discussion and analysis have been reclassified to conform to the 2004 presentation.

This discussion and analysis may contain statements with respect to Nasdaq’s financial condition, results of operations, future performance and business that are considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995.  Nasdaq’s actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Item 1. Business—Risk Factors” in The Nasdaq Stock Market, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003.

Nasdaq operates The Nasdaq Stock Market, the largest electronic screen-based equity securities market in the United States. In 2003, Nasdaq changed its organization structure from operating in one segment to operating in two segments. Under the new structure, Nasdaq’s Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by SFAS 131. Nasdaq’s two segments are managed and operated as strategic business units and organized by products and services. Reportable segments are Market Services and Issuer Services. Market Services includes Transaction Services and Market Information Services defined as sub-segments. Transaction Services includes collecting, processing and disseminating price quotes of Nasdaq-listed securities, the routing and execution of buy and sell orders for Nasdaq-listed securities and securities listed on national stock exchanges and transaction reporting services. Market participants in The Nasdaq Stock Market, consisting of market makers, electronic communication networks (“ECNs”), registered stock exchanges and order entry firms, are users of Nasdaq’s Transaction Services. Market Information Services primarily provides quote and trade information to data vendors, who in turn sell the information to the public. Issuer Services includes the Corporate Client Group and Nasdaq Financial Products defined as sub-segments. The Corporate Client Group provides customer services and information products to Nasdaq-listed companies and is responsible for obtaining new listings on The Nasdaq Stock Market. Nasdaq Financial Products is responsible for introducing products that extend and enhance the Nasdaq brand. This sub-segment oversees the development and marketing of new Nasdaq financial products and associated derivatives, the licensing and listing of third-party structured products and the listing of third-party sponsored exchange traded funds.

For the three months ended March 31, 2004, Nasdaq’s net income was $4.6 million compared with $2.6 million for the three months ended March 31, 2003, an increase of $2.0 million or 76.9%. Included in 2003 results was a net loss of $3.3 million from discontinued operations related to the transfer of Nasdaq’s interest in Nasdaq Europe and the sale of IndigoMarkets. Accordingly, results from these subsidiaries have been reclassified as discontinued operations in Nasdaq’s Condensed Consolidated Statements of Income for the three months ended March 31, 2003. See Note 3, “Discontinued Operations,” to the condensed consolidated financial statements for further discussion.

The remainder of this discussion and analysis reflects results from continuing operations, unless otherwise noted. On this basis, Nasdaq’s net income from continuing operations was $4.6 million for the three months ended March 31, 2004 compared with net income of $5.9 million for the three months ended March 31, 2003, a decrease of $1.3 million or 22.0%. For the three months ended March 31, 2004, results were positively impacted by lower operating expenses from corporate-wide cost reduction programs. Total expenses were $119.8 million for the three months ended March 31, 2004 compared with $152.3 million for the three months ended March 31, 2003, a decrease of $32.5 million or 21.3%. However, total revenues decreased $34.0 million or 20.9% to $128.4 million for the three months ended March 31, 2004 compared with $162.4 million for the three months ended March 31, 2003. Continued competitive pressure, lower market share and higher Unlisted Trading Privileges (“UTP”) Plan revenue sharing decreased Market Services segment revenues by $35.5 million or 31.8% to $76.1 million. These current and prior year items are discussed in more detail later in this discussion and analysis.

Business and Operating Environment

Trading activity of Nasdaq-listed securities increased during the three months ended March 31, 2004. Average daily share volume was 2.04 billion shares in the three months ended March 31, 2004 compared to 1.46 billion shares in the three months ended March 31, 2003, an increase of 39.7%. Average daily share volume in the three months ended March 31, 2004 was also well above the 1.76 billion shares in the fourth quarter of 2003. However, while average daily share volume increased, continued competitive pressures from regional exchanges and ECNs continued to draw activity away from Nasdaq’s systems to other venues and resulted in decreased market share. Also, the percentage of share volume reported to Nasdaq systems fell from 84.0% in the three months ended March 31, 2003 to 50.6% in the three months ended March 31, 2004. This continued competition along with a decrease in certain fees, resulted in a significant decline in revenues from the Market Services segment.

Revenues from the Issuer Services segment increased for the three months ended March 31, 2004 compared with the same period of 2003 as higher revenues from the Nasdaq Financial Products sub-segment increased 32.6% primarily due to higher licensing revenues related to an increase in the number of options on the Nasdaq-100 Index Tracking StockSM (“QQQSM”) and an increase in the number of options and futures contracts issued on Nasdaq indices for which Nasdaq also earns licensing revenues. Also, improved market conditions and consumer outlook continued to have a positive impact on the ability of companies to raise money in the equity markets in the three months ended March 31, 2004. For the three months ended March 31, 2004, there were 28 initial public offerings (“IPOs”) on Nasdaq compared to just three for the three months ended March 31, 2003. Secondary offerings also increased from 18 in the three months ended March 31, 2003 to 83 in the same period of 2004. However, despite improved market conditions, the total number of companies listed on The Nasdaq Stock Market continued to decline as 460 companies delisted from The Nasdaq Stock Market during 2003 primarily for failure to meet The Nasdaq Stock Market’s listing standards and other reasons, including mergers and acquisitions. Partially offsetting this decline were 134 new listings in 2003. As a result, annual renewal fee revenues from our Corporate Client Group sub-segment declined as the number of companies listed on The Nasdaq Stock Market decreased from 3,659 on January 1, 2003 to 3,333 on January 1, 2004, the date on which companies are billed their annual fees.

Nasdaq is positioning itself to benefit from any improvement in investor confidence during 2004. In January 2004, Nasdaq implemented a new tiered pricing structure geared toward drawing increased liquidity to Nasdaq’s trading platform. In April 2004, Nasdaq further enhanced this pricing structure by increasing the liquidity rebate for certain market participants. In March 2004, Nasdaq rebranded its execution services and trade reporting-ACT services as the Nasdaq Market Center, which include Nasdaq’s quoting, trading and trade reporting services for both Nasdaq-listed and exchange-listed securities. Revenues from execution systems previously known as SuperMontage® and Computer Assisted Execution SystemSM (“CAESSM”) and revenues from the system previously known as the ACT system are included in the Nasdaq Market Center.  In April 2004, Nasdaq completed testing for the Closing Cross, a centralized order facility designed to provide a robust, orderly market close for Nasdaq-listed securities. Continued initiatives of this type are designed to relieve and potentially reverse the pressure on trade reporting market share that Nasdaq has experienced in recent quarters.

In addition, Nasdaq launched the dual-listing program, enabling New York Stock Exchange (“NYSE”)-listed companies to dually list their stock on The Nasdaq Stock Market and the NYSE. While

Nasdaq has agreed to waive its listing fees for one year, Nasdaq believes that the dual listing program will enhance competition, thereby benefiting investors, and has the potential to generate revenues for Nasdaq from listing fees in subsequent years.

In the near term, economic and geo-political uncertainty and competition may continue, however, to put downward pressure on Nasdaq’s revenues.

Results of Operations

Lines of Business Information

Revenues

In 2003, Nasdaq changed its organizational structure from operating in one segment to operating in two segments. Nasdaq’s two segments are managed and operated as strategic business units and organized by products and services. Reportable segments are Market Services and Issuer Services. See Note 9, “Segments,” to the condensed consolidated financial statements for further discussion. The following table sets forth total revenues by segment and sub-segment:

	Three months ended March 31,
	2004	2003
	(in millions)
Market Services:
Transaction Services	$48.3	$67.9
Market Information Services	27.8	43.7
Total Market Services	76.1	111.6
Issuer Services:
Corporate Client Group	40.5	41.8
Nasdaq Financial Products	11.8	8.9
Total Issuer Services	52.3	50.7
Other	—	0.1
Total revenues	$128.4	$162.4

MARKET SERVICES

Transaction Services

The following table sets forth revenues from Transaction Services:

	Three months ended March 31,
	2004	2003
	(in millions)
Access Services	$24.0	$30.4
Nasdaq Market Center:
Revenues	55.9	62.6
Liquidity rebate	(33.4)	(27.1)
Nasdaq Market Center revenues, net of liquidity rebate	22.5	35.5
Other Transaction Services revenues	2.6	2.0
Nasdaq General Revenue Sharing Program	(0.8)	—
Total Transaction Services revenues	$48.3	$67.9

For the three months ended March 31, 2004, Transaction Services revenues were $48.3 million compared with $67.9 million for the three months ended March 31, 2003, a decrease of $19.6 million or 28.9%.

Access Services revenues were $24.0 million for the three months ended March 31, 2004 compared with $30.4 million for the three months ended March 31, 2003, a decrease of $6.4 million or 21.1%. This decrease was primarily due to the reduction in the number of trader log-ons to Nasdaq systems reflecting market participant consolidations and firms moving to other venues to access the market. Access Services revenues are mainly derived from Nasdaq Workstation II and Application Programming Interfaces and Computer-to-Computer Interface (“CTCI”).

Nasdaq Market Center revenues were $55.9 million for the three months ended March 31, 2004 compared with $62.6 million for the three months ended March 31, 2003, a decrease of $6.7 million or 10.7%. The liquidity rebate, in which Nasdaq credits a portion of the per share execution charge to the market participant that provides the liquidity, was $33.4 million during the three months ended March 31, 2004 compared with $27.1 million for the three months ended March 31, 2003, an increase of $6.3 million 23.2%. Nasdaq Market Center revenues, net of liquidity rebate totaled $22.5 million for the three months ended March 31, 2004 compared with $35.5 million for the three months ended March 31, 2003, a decrease of $13.0 million or 36.6%.

The decrease in Nasdaq Market Center revenues of $6.7 million was primarily due to a lower market share, the reporting of trades to regional exchanges and the effect of price reductions during the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. In January 2004, Nasdaq implemented a new tiered pricing structure geared toward drawing increased liquidity to Nasdaq’s trading platform. The new tiered pricing structure lowers execution charges to market participants based on the amount of liquidity a participant provides. The January 2004 price change is in addition to price reductions implemented in the second, third and fourth quarters of 2003 for trade reporting.

The increase in the liquidity rebate of $6.3 million was primarily due to an increase in overall share volume of market participants in the three months ended March 31, 2004 compared with the three months ended March 31, 2003.

In January 2004, Nasdaq began sharing revenues under a new program, the Nasdaq General Revenue Sharing Program. During the three months ended March 31, 2004, Nasdaq shared $0.8 million of Transaction Services revenues and shared $4.9 million of Market Information Services revenues under this program. See “Nasdaq Member Revenue Sharing,” of Note 2, “Significant Transactions,” to the condensed consolidated financial statements for further discussion.

Market Information Services

The following table sets forth the revenues from Market Information Services:

	Three months ended March 31,
	2004	2003
	(in millions)
Level 1 ServiceSM	$33.8	$30.6
Nasdaq Quotation Dissemination ServiceSM (“NQDSSM”)	9.7	9.3
TotalViewSM	1.4	2.7
Nasdaq InterMarketSM:
Tape Fee revenues	5.7	7.9
Tape Fee revenue sharing	(2.8)	(3.9)
Tape Fee revenues, net of revenue sharing	2.9	4.0
Unlisted Trading Privileges (“UTP”)	(18.9)	(6.0)
Other Market Information Services revenues	3.8	3.1
Nasdaq General Revenue Sharing Program	(4.9)	—
Total Market Information Services revenues	$27.8	$43.7

For the three months ended March 31, 2004, Market Information Services revenues were $27.8 million compared with $43.7 million for the three months ended March 31, 2003, a decrease of $15.9 million or 36.4%.

Nasdaq’s Level 1 Service provides last trade and current inside quote information for securities listed on The Nasdaq Stock Market. Level 1 Service revenues totaled $33.8 million for the three months ended March 31, 2004 compared with $30.6 million for the three months ended March 31, 2003, an increase of $3.2 million or 10.5%. This increase was primarily due to an increase in non-professional subscriptions resulting from increased consumer interest in the equity markets. Providers of data to non-professional users have the option to pay for this information as either a flat monthly fee or a per query charge which may be capped by providers at a certain threshold. Fees for professional users are based on monthly subscriptions to terminals or access lines.

NQDS provides subscribers with the best quote from each Nasdaq market participant. NQDS revenues totaled $9.7 million for the three months ended March 31, 2004 compared with $9.3 million for the three months ended March 31, 2003, an increase of $0.4 million or 4.3%. The increase was primarily due to an increase in non-professional subscriptions resulting from increased consumer interest in the equity markets. This increase was partially offset by a decrease in professional subscriptions primarily due to market participant consolidations. NQDS revenues are derived from monthly subscriptions.

TotalView shows subscribers the aggregate size available in Nasdaq’s trading platform at the top five price levels, all Nasdaq market participants’ quotations/orders that are in the top five price levels and the aggregate size of all unattributed (i.e., providing trade anonymity) quotes/orders at each of the top five price levels. TotalView is offered to professional and non-professional subscribers. A monthly fee is charged per terminal for both professional and non-professional users. Nasdaq began charging for its TotalView data products in the first quarter of 2003. TotalView revenues were $1.4 million for the three months ended March 31, 2004 compared with $2.7 million for the three months ended March 31, 2003, a decrease of $1.3 million or 48.1% primarily due to a price decrease on October 1, 2003.

Nasdaq InterMarket Tape Fee revenues are derived from data revenue generated by the Consolidated Quotation Plan and the Consolidated Tape Association Plan (collectively, “CQ/CTA Plans”). The information collected under the CQ/CTA Plans is sold to data vendors, who in turn sell it to the public. Nasdaq’s InterMarket tape revenues are directly related to both its percentage of trades in exchange-listed securities that are reported through the CQ/CTA Plans and the size of the revenue sharing pool. Nasdaq InterMarket Tape Fee revenues totaled $5.7 million for the three months ended March 31, 2004 compared with $7.9 million for the three months ended March 31, 2003, a decrease of $2.2 million or 27.8%. This decrease was primarily due to an ECN, INET (formerly, Instinet ECN), reporting certain trading activity to The National Stock Exchange beginning in the first quarter of 2004 as a result of INET’s integration with the Island ECN. Part of Nasdaq’s CQ/CTA Tape Fee revenues is shared with market participants. Nasdaq InterMarket Tape Fee revenue sharing was $2.8 million for the three months ended March 31, 2004 compared with $3.9 million for the three months ended March 31, 2003, a decrease of $1.1 million or 28.2%. This decrease was primarily due to INET reporting certain trading activity to The National Stock Exchange, which reduced both the Tape Fee revenues and the amount of revenues Nasdaq was obligated to share with INET. Partially offsetting the decrease in Tape Fee revenues, net of revenue sharing, Nasdaq receives licensing fees from regional exchanges that report trades in QQQ, an exchange traded fund, which are reported as Nasdaq Financial Products revenues in the Condensed Consolidated Statements of Income. See discussion of Nasdaq Financial Products for further information regarding QQQ.

Nasdaq shares Tape Fee revenues (i.e., revenues from the sale of tape data) for Nasdaq-listed securities through the UTP Plan. Tape Fees are shared with regional exchanges that are members of the UTP Plan and that trade Nasdaq-listed securities. Under the revenue sharing provision of the UTP Plan, Nasdaq is permitted to deduct certain costs associated with acting as the exclusive Securities Information Process (“SIP”) from the total amount of Tape Fees collected. After these costs are deducted from the Tape Fees, Nasdaq distributes to the respective UTP Plan participants, including Nasdaq, their share of Tape Fees based on a combination of their respective trade volume and share volume. Nasdaq Tape Fee revenue sharing allocated to UTP Plan participants totaled $18.9 million for the three months ended March 31, 2004 compared with $6.0 million for the three months ended March 31, 2003, an increase of $12.9 million. This increase was primarily due to the trade reporting activity from the Pacific Exchange which became an active UTP Plan participant in the second quarter of 2003 and additional trade reporting activity from The National Stock Exchange beginning in the first quarter of 2004.

Other Market Information Services revenues are primarily derived from Mutual Fund Quotation ServiceSM (“MFQSSM”) revenues. MFQS provides unit investment trusts, mutual funds and money market funds with listing services and assists in the collection and dissemination of daily price and related data. MFQS revenues are primarily derived from annual listing fees. Other Market Information Services revenues were $3.8 million for the three months ended March 31, 2004 compared with $3.1 million for the three months ended March 31, 2003, an increase of $0.7 million or 22.6% primarily due to an increase in the number of listed mutual funds.

In January 2004, Nasdaq began sharing revenues under a new program, the Nasdaq General Revenue Sharing Program. During the three months ended March 31, 2004, Nasdaq shared $4.9 million of Market Information Services revenues and $0.8 million of Transaction Services revenues under this program. See “Nasdaq Member Revenue Sharing,” of Note 2, “Significant Transactions,” to the condensed consolidated financial statements for further discussion.

ISSUER SERVICES

Corporate Client Group

The following table sets forth the revenues from the Corporate Client Group as reported under SAB 101 and calculated in accordance with United States Generally Accepted Accounting Principles

(“GAAP”) (“as reported”) and as would be reported on a non-GAAP basis without giving affect to SAB 101 (“billed basis”). Nasdaq believes that the presentation of billed basis revenues, as they relate to LAS and Initial Listing Fees, is a good indicator of current Corporate Client Group activity because billed basis information excludes the effects of recognizing revenues related to Initial Listing Fees and LAS Fees over the six and four year periods, respectively.

	Three months ended March 31,
	2004 Revenues		2003 Revenues
	As Reported Under SAB 101	Billed Basis	As Reported Under SAB 101	Billed Basis
	(in millions)
Annual renewal fees	$22.2	$22.2	$23.2	$23.2
Listing additional shares (“LAS”) fees	9.3	11.0	9.3	8.0
Initial listing fees	7.9	6.1	8.2	3.9
Other Corporate Client Group revenues	1.1	1.1	1.1	1.1
Total Corporate Client Group revenues	$40.5	$40.4	$41.8	$36.2

For the three months ended March 31, 2004, Corporate Client Group revenues were $40.5 million compared with $41.8 million for the three months ended March 31, 2003, a decrease of $1.3 million or 3.1%.

Corporate Client Group revenues are primarily derived from fees for Annual renewals, LAS and Initial listings for companies listed on The Nasdaq Stock Market. Fees are generally calculated based upon total shares outstanding for the issuing company. These fees are initially deferred and amortized over the estimated periods for which the services are provided. Revenues from Initial listing fees and LAS fees are amortized over six and four years, respectively and Annual renewal fees are amortized on a pro-rata basis over the calendar year. The difference between the as reported revenues and the billed basis revenues is due to the amortization of fees in accordance with SAB 101. See Note 4, “Deferred Revenue,” to the condensed consolidated financial statements for further discussion.

Annual renewal fees totaled $22.2 million on both an as reported and billed basis for the three months ended March 31, 2004 compared with $23.2 million on both an as reported and billed basis for the three months ended March 31, 2003, a decrease of $1.0 million or 4.3%. This decrease was primarily due to a reduction in the number of companies listed on The Nasdaq Stock Market from 3,659 on January 1, 2003 to 3,333 on January 1, 2004, the date on which companies are billed their annual fees. The decrease in the number of listed companies was mainly due to 460 issuers delisted by Nasdaq during 2003 primarily for failure to meet The Nasdaq Stock Market’s listing standards and other reasons, including mergers and acquisitions. Partially offsetting this decline were 134 new listings in 2003.

LAS fees totaled $9.3 million for both the three months ended March 31, 2004 and March 31, 2003 on an as reported basis. On a billed basis, LAS fees totaled $11.0 million for the three months ended March 31, 2004 compared with $8.0 million for the three months ended March 31, 2003, an increase of $3.0 million or 37.5%. This increase was primarily due to an improved economic environment, which resulted in higher activity for secondary offerings as well as other additional share activity.

Initial listing fees totaled $7.9 million for the three months ended March 31, 2004 compared with $8.2 million for the three months ended March 31, 2003, a decrease of $0.3 million or 3.7% on an as reported basis. On a billed basis, Initial listing fees totaled $6.1 million for the three months ended March 31, 2004 compared with $3.9 million for the three months ended March 31, 2003, an increase of $2.2 million or 56.4%, primarily due to an increase in the number of new listings and IPOs. During the three months ended March 31, 2004, there were 59 new listings, including 28 IPOs, compared to 23 new listings, including three IPOs, during the three months ended March 31, 2003.

Nasdaq Financial Products

The following table sets forth the revenues from Nasdaq Financial Products:

	Three months ended March 31,
	2004	2003
	(in millions)
Licensing revenues	$10.9	$8.3
Other Nasdaq Financial Products revenues	0.9	0.6
Total Nasdaq Financial Products revenues	$11.8	$8.9

For the three months ended March 31, 2004, Nasdaq Financial Products revenues were $11.8 million compared with $8.9 million for the three months ended March 31, 2003, an increase of $2.9 million or 32.6%.

Licensing revenues were $10.9 million for the three months ended March 31, 2004 compared with $8.3 million for the three months ended March 31, 2003, an increase of $2.6 million or 31.3%. The increase in Licensing revenues was primarily due to an increase in the number of option contracts traded on the QQQ and an increase in the number of options and futures contracts traded on Nasdaq indices. Licensing revenues primarily include trademark and licensing revenues related to the QQQ and other financial products linked to Nasdaq indices issued in the United States and abroad. The QQQ is the trading symbol for the shares of the Nasdaq-100 Index Tracking Stock. QQQ represents units of beneficial interest in a unit investment trust, the Nasdaq-100 Trust, that holds shares of the top 100 U.S. and international non-financial stocks listed on The Nasdaq Stock Market that comprise the Nasdaq-100 Index.

Direct Expenses

	Three months ended March 31,
	2004	2003
	(in millions)
Compensation and benefits	$37.4	$45.7
Marketing and advertising	2.6	4.9
Depreciation and amortization	19.6	22.8
Professional and contract services	5.2	12.7
Computer operations and data communications	31.2	31.5
Provision for bad debts	0.1	0.1
Occupancy	7.3	7.8
General and administrative	5.0	9.6
Total direct expenses	$108.4	$135.1

Direct expenses were $108.4 million for the three months ended March 31, 2004 compared with $135.1 million for the three months ended March 31, 2003, a decrease of $26.7 million or 19.8%.

Compensation and benefits expense was $37.4 million for the three months ended March 31, 2004 compared with $45.7 million for the three months ended March 31, 2003, a decrease of $8.3 million or 18.2%. This decline was primarily due to decreased headcount due to reductions in force as a result of Nasdaq’s 2003 strategic review which eliminated 329 positions. During the three months ended March 31, 2004, Nasdaq eliminated an additional 21 positions and recorded a charge of $1.6 million for severance and outplacement costs. Total headcount was 1,214 on March 31, 2003 compared with 917 on March 31,

2004. See “Strategic Review,” and “Reduction in Force,” of Note 2, “Significant Transactions,” to the condensed consolidated financial statements for further discussion.

Marketing and advertising expense was $2.6 million for the three months ended March 31, 2004 compared with $4.9 million for the three months ended March 31, 2003, a decrease of $2.3 million or 46.9%. The decrease was primarily due to a decline in overall marketing and advertising expenditures including media advertising, direct marketing and event sponsorship.

Depreciation and amortization expense was $19.6 million for the three months ended March 31, 2004 compared with $22.8 million for the three months ended March 31, 2003, a decrease of $3.2 million or 14.0%. The decrease was primarily due to the elimination of certain products as part of Nasdaq’s 2003 strategic review and the retirement of certain equipment in the second and third quarters of 2003. These decreases were partially offset by incremental depreciation and amortization expense of certain assets associated with Nasdaq’s quoting platform and its trading and quoting network as Nasdaq migrates to lower cost operating environments. See “Technology Migration,” of Note 2, “Significant Transactions,” to the condensed consolidated financial statements for further discussion.

Professional and contract services expense was $5.2 million for the three months ended March 31, 2004 compared with $12.7 million for the three months ended March 31, 2003, a decrease of $7.5 million or 59.1%. The decrease was primarily due to less reliance on outside contractors as part of Nasdaq’s cost reduction plan.

Computer operations and data communications expense was $31.2 million for the three months ended March 31, 2004 compared with $31.5 million for the three months ended March 31, 2003, a decrease of $0.3 million or 1.0%. The decrease was primarily due to lower costs associated with (1) providing computer links to customers due to lower demand for such services as noted in the discussion of Transaction Services—Access Services, (2) maintenance contracts due to the retirement of certain equipment in the second and third quarters of 2003 and (3) the elimination of certain products as part of Nasdaq’s 2003 strategic review. These decreases were partially offset by accelerated payments related to certain operating leases associated with Nasdaq’s quoting platform and its trading and quoting network as it migrates to lower cost operating environments. See “Strategic Review” and “Technology Migration,” of Note 2, “Significant Transactions,” to the condensed consolidated financial statements for further discussion.

The remaining direct expenses totaled $12.4 million for the three months ended March 31, 2004 compared with $17.5 million for the three months ended March 31, 2003, a decrease of $5.1 million or 29.1%. The decrease was primarily due to losses from Nasdaq’s equity investment in NQLX recorded in the three months ended March 31, 2003 and a decline in overall spending in 2004 as a result of Nasdaq’s cost reduction plan. See “Strategic Review,” of Note 2, “Significant Transactions,” to the condensed consolidated financial statements for further discussion of NQLX.

Support Costs From Related Parties, net

Support costs from related parties, net were $11.4 million for the three months ended March 31, 2004 compared with $17.2 million for the three months ended March 31, 2003, a decrease of $5.8 million or 33.7%. This decrease primarily reflects a reduction in surveillance and other regulatory charges from the NASD Regulation, Inc. (“NASDR”). Surveillance and other regulatory charges from NASDR were $11.4 million for the three months ended March 31, 2004 compared with $16.9 million for the three months ended March 31, 2003, a decrease of $5.5 million or 32.5%. This decrease is primarily due to the renegotiation of a technology service contract and lower depreciation charges as certain technology assets were fully depreciated during the year ended December 31, 2003. Support costs from the NASD were $0.4 million for the three months ended March 31, 2003 and the amount of Nasdaq costs charged to the Amex were $0.1 million for the three months ended March 31, 2003. For the three months ended March 31, 2004, NASD support costs and Nasdaq costs charged to Amex were immaterial due to internalization of these services in connection with separating from the NASD. Amounts charged to related parties were netted against charges from related parties in the “Support costs from related parties, net” line item on the Condensed Consolidated Statements of Income.

Income Taxes

Nasdaq’s income tax provision from continuing operations was $2.5 million for the three months ended March 31, 2004 compared to $1.8 million for the three months ended March 31, 2003. The overall effective tax rate in the three months ended March 31, 2004 and 2003 was 35.0% and 23.7%, respectively. The lower tax rate in 2003 was due to a reduction in the valuation allowance against deferred tax assets for foreign net operating losses. During the three months ended March 31, 2004, income from foreign operations decreased when compared to the three months ended March 31, 2003.

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

The Nasdaq Board of Directors approved an investment policy for Nasdaq and its subsidiaries for internally and externally managed portfolios. The goal of the policy is to maintain adequate liquidity at all times and to fund current budgeted operating and capital requirements and to maximize returns. All securities must meet credit rating standards as established by the policy, and must be denominated in subsidiary specific currencies. The investment portfolio duration must not exceed 18 months. As of October 2003, the policy prohibits the purchasing of any investment in equity securities. The policy also prohibits any investment in debt interest in an entity that derives more than 25% of its gross revenue from the combined broker-dealer and/or investment advisory businesses of all of its subsidiaries and affiliates. Nasdaq’s investment policy is reviewed annually. Nasdaq also periodically reviews its investments and investment managers.

Cash and cash equivalents and available-for-sale securities totaled $375.9 million as of March 31, 2004 compared with $334.6 million at December 31, 2003, an increase of $41.3 million or 12.3%. The increase was primarily due to the collection of Corporate Client Group’s annual fees.

Nasdaq relies primarily on cash flows from continuing operations to provide working capital for current and future operations. Cash flows from operating activities totaled $53.8 million for the three months ended March 31, 2004 and $87.0 million for the three months ended March 31, 2003 a decrease of $33.2 million or 38.2%. Cash inflows are primarily due to cash received from customers less cash paid to suppliers, employees and related parties. The decrease in operating cash flows for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 was primarily due to payments for the elimination of non-core product lines, initiatives and severance and incentive compensation payments.  See “Strategic Review,” of Note 2, “Significant Transactions” to the condensed consolidated financial statements for further discussion. Net cash used in investing and financing activities was $69.2 million for the three months ended March 31, 2004 and $11.7 million for the three months ended March 31, 2003, an increase of $57.5 million.

Investing Activities.   During the three months ended March 31, 2004, Nasdaq purchased $113.4 million of available-for-sale securities. Capital expenditures for property and equipment were $5.9 million. Investing activities also included proceeds of $55.2 million from the redemption of available-for-sale investments. During the three months ended March 31, 2003, Nasdaq purchased $35.7 million of available-

for-sale investments. Capital expenditures for property and equipment were $15.4 million. Investing activities also included proceeds of $42.7 million from the redemption of available-for-sale investments.

Financing Activities.   Financing activities during the three months ended March 31, 2004 and 2003 primarily consisted of payments of preferred stock dividends to the NASD of $2.8 million and $0.7 million, respectively. None of Nasdaq’s lenders are affiliated with Nasdaq, except to the extent, if any, that Hellman & Friedman would be deemed an affiliate of Nasdaq due to its ownership of the Subordinated Notes.

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

Working capital (calculated as current assets, reduced for held-to-maturity investments classified as current assets, less current liabilities) was $280.2 million at March 31, 2004 compared with $268.2 million at December 31, 2003, an increase of $12.0 million or 4.5%.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Market risk represents the risks of changes in the value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. Nasdaq’s primary market risk is associated with fluctuations in interest rates and the effects that such fluctuations may have on its investment portfolio and outstanding debt. As of March 31, 2004, investments consist primarily of fixed income instruments with a duration of 0.83 year. The primary objective of Nasdaq’s investments in debt securities is to preserve principal while maximizing yields, without significantly increasing risk. Nasdaq’s outstanding debt obligations generally specify a fixed interest rate. However, beginning in May 2007, until maturity in 2012, a floating interest rate based on the lender’s cost of funds will be applied to the outstanding senior notes. These investment securities and outstanding debt are subject to interest rate risk and their fair values may fluctuate with changes in interest rates. Management does not believe that a 100 basis point fluctuation in market interest rates will have a material effect on the carrying value of Nasdaq’s investment portfolio or outstanding debt as of March 31, 2004. Nasdaq does not currently hedge these interest rates.

At March 31, 2004, Nasdaq had no significant foreign currency exposure or related hedges. Nasdaq periodically re-evaluates its foreign currency and hedging policies and may choose in the future to enter into additional transactions.

Item 4. Controls and Procedures

(a).   Disclosure controls and procedures.   Nasdaq’s management, with the participation of Nasdaq’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, has evaluated the effectiveness of Nasdaq’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, Nasdaq’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer have concluded that, as of the end of such period, Nasdaq’s disclosure controls and procedures are effective.

(b).   Internal control over financial reporting.   There have been no changes in Nasdaq’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, Nasdaq’s internal control over financial reporting.

The Nasdaq Stock Market, Inc.

PART II—OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Repurchases made in the fiscal quarter ended March 31, 2004 (in whole number of shares):

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Units)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 2004	—	—	—	—
February 2004	9,214	$9.15	—	—
March 2004	—	—	—	—
Total	9,214	$9.15	—	—

All of the shares repurchased during the three month period ended March 31, 2004 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants.

Item 6. Exhibits and Reports on Form 8-K

(a)           Exhibits:
The exhibits required by this item are set forth on the Exhibit Index attached hereto.

(b)          Reports on Form 8-K:
The following report on Form 8-K was furnished during the quarter ended March 31, 2004.
1.   Form 8-K, dated February 25, 2004 (Items 7 and 12).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE NASDAQ STOCK MARKET, INC. (Registrant)
Date: May 7, 2004	By:	/s/ Robert Greifeld
Name: Robert Greifeld
Title: President and Chief Executive Officer
Date: May 7, 2004	By:	/s/ David P. Warren
Name: David P. Warren
Title: Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Name
10.1	Global Services Agreement, dated as of January 29, 2004, between MCI WORLDCOM Communications, Inc., and The Nasdaq Stock Market, Inc.*
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

*                    Confidential treatment requested from the Securities and Exchange Commission for portions of this document.