Form 10-Q
period 2004-06-30
NASDAQ STOCK MARKET INC
filed 2004-08-06
CIK 1120193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004
OR
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

(212) 401-8700

(Registrant’s Telephone Number, Including Area Code)

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

As of July 31, 2004, 78,618,387 shares of the Registrant’s common stock, par value $0.01 per share (“Common Stock”), were outstanding.

The Nasdaq Stock Market, Inc.
Form 10-Q
For the Quarter Ended June 30, 2004
INDEX

i

Forward-looking statements in this Quarterly Report on Form 10-Q are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, The Nasdaq Stock Market, Inc.’s (“Nasdaq”) ability to implement its strategic initiatives, economic, political, and market conditions and fluctuations, government and industry regulation, interest rate risk, United States and global competition and other factors that are more fully described under the caption “Item 1. Business—Risk Factors” in The Nasdaq Stock Market, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of June 30, 2004. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events, or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

ii

The Nasdaq Stock Market, Inc.
PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

The Nasdaq Stock Market, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenues
Market Services	$68,931	$96,135	$145,056	$207,686
Issuer Services	51,056	51,386	103,290	102,088
Other	26	53	71	161
Total revenues	120,013	147,574	248,417	309,935
Expenses
Compensation and benefits	36,921	46,640	74,330	92,294
Marketing and advertising	3,537	5,352	6,177	10,271
Depreciation and amortization	16,510	25,111	36,126	47,887
Professional and contract services	4,684	8,870	9,913	21,575
Computer operations and data communications	27,427	29,308	58,630	60,792
Provision for bad debts	406	1,516	549	1,584
Occupancy	6,888	7,729	14,180	15,530
General and administrative	3,313	8,472	8,172	18,140
Total direct expenses	99,686	132,998	208,077	268,073
Elimination of non-core product lines, initiatives and severance	—	45,748	—	45,748
Nasdaq Japan impairment loss	—	(5,000)	—	(5,000)
Support costs from related parties, net	11,764	15,776	23,173	32,970
Total expenses	111,450	189,522	231,250	341,791
Operating income (loss)	8,563	(41,948)	17,167	(31,856)
Interest income	1,665	2,606	3,059	5,372
Interest expense	(2,867)	(5,222)	(5,740)	(10,452)
Operating income (loss) from continuing operations before income taxes	7,361	(44,564)	14,486	(36,936)
(Provision) benefit for income taxes	(2,576)	12,182	(5,070)	10,374
Net income (loss) from continuing operations	$4,785	$(32,382)	$9,416	$(26,562)
Loss from discontinued operations, net of tax	—	(16,626)	—	(19,880)
Net income (loss)	$4,785	$(49,008)	$9,416	$(46,442)
Net income (loss) applicable to common stockholders:
Net income (loss)	$4,785	$(49,008)	$9,416	$(46,442)
Preferred stock dividends declared	(3,547)	(2,544)	(6,346)	(3,194)
Net income (loss) applicable to common stockholders	$1,238	$(51,552)	$3,070	$(49,636)
Basic and diluted net earnings (loss) per share:
Continuing operations	$0.02	$(0.45)	$0.04	$(0.38)
Discontinued operations	—	(0.21)	—	(0.25)
Total basic and diluted net earnings (loss) per share	$0.02	$(0.66)	$0.04	$(0.63)

See accompanying notes.

The Nasdaq Stock Market, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and par value amounts)

	June 30, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$222,385	$148,929
Investments:
Available-for-sale, at fair value	192,327	185,704
Held-to-maturity, at amortized cost	8,599	23,765
Receivables, net	74,192	111,405
Receivables from related parties	28	7,731
Deferred tax asset	37,202	40,460
Other current assets	11,512	11,623
Total current assets	546,245	529,617
Investments:
Held-to-maturity, at amortized cost	21,967	4,506
Property and equipment:
Land, buildings and improvements	96,760	96,578
Data processing equipment and software	347,937	346,928
Furniture, equipment and leasehold improvements	161,716	168,478
	606,413	611,984
Less: accumulated depreciation and amortization	(391,787)	(369,041)
Total property and equipment, net	214,626	242,943
Non-current deferred tax asset	69,944	72,079
Other intangible assets	812	871
Other assets	1,491	1,238
Total assets	$855,085	$851,254
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$22,669	$29,959
Accrued personnel costs	33,718	48,817
Deferred revenue	105,856	59,739
Other accrued liabilities	75,888	75,951
Current obligation under capital lease	—	1,607
Payables to related parties	8,181	21,558
Total current liabilities	246,312	237,631
Senior notes	25,000	25,000
Subordinated notes	240,000	240,000
Accrued pension costs	22,142	26,831
Non-current deferred tax liability	40,907	40,917
Non-current deferred revenue	88,254	84,703
Other liabilities	30,049	35,476
Total liabilities	692,664	690,558
Stockholders’ equity
Common stock, $0.01 par value, 300,000,000 authorized, shares issued: 130,652,891 at June 30, 2004 and 130,611,221 at December 31, 2003; shares outstanding: 78,618,387 at June 30, 2004 and 78,483,919 at December 31, 2003	1,306	1,306
Preferred stock, 30,000,000 authorized, Series A: 1,338,402 shares issued and outstanding; Series B: 1 share issued and outstanding	133,840	133,840
Additional paid-in capital	358,615	358,923
Common stock in treasury, at cost: 52,034,504 at June 30, 2004 and 52,127,302 shares at December 31, 2003	(666,542)	(667,765)
Accumulated other comprehensive (loss) income	(1,645)	86
Deferred stock compensation	(1,571)	(1,102)
Common stock issuable	2,821	2,881
Retained earnings	335,597	332,527
Total stockholders’ equity	162,421	160,696
Total liabilities and stockholders’ equity	$855,085	$851,254

See accompanying notes.

The Nasdaq Stock Market, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six months ended June 30,
	2004	2003
Reconciliation of net income (loss) to cash provided by operating activities
Net income (loss)	$9,416	$(46,442)
Net loss from discontinued operations	—	(19,880)
Net income (loss) from continuing operations	$9,416	$(26,562)
Non-cash items included in net income (loss):
Depreciation and amortization	36,126	47,887
Amortization of restricted stock awards	227	289
Provision for bad debts	549	1,584
Loss from equity method affiliates	—	1,196
Deferred taxes	6,060	1,361
Elimination of non-core product lines, initiatives and severance	—	45,748
Nasdaq Japan impairment loss	—	(5,000)
Other non-cash items included in net income	4,399	11,592
Net change in:
Receivables, net	36,664	20,368
Receivables from related parties	7,703	3,014
Other current assets	111	(6,949)
Other assets	(405)	9,003
Accounts payable and accrued expenses	(7,290)	(23,968)
Accrued personnel costs	(15,099)	(13,142)
Deferred revenue	49,668	30,561
Other accrued liabilities	366	12,344
Obligation under capital leases	(1,607)	(1,737)
Payables to related parties	(13,377)	(737)
Accrued pension costs	(4,689)	6,974
Other liabilities	(5,427)	5,371
Cash provided by continuing operations	103,395	119,197
Cash used in discontinued operations	—	(18,726)
Cash provided by operating activities	103,395	100,471
Cash flow from investing activities
Proceeds from redemptions of available-for-sale investments	142,464	66,538
Purchases of available-for-sale investments	(154,008)	(77,853)
Proceeds from maturities of held-to-maturity investments	19,728	7,000
Purchases of held-to-maturity investments	(21,958)	(6,923)
Capital contribution to Nasdaq LIFFE joint venture	—	(2,500)
Purchases of property and equipment	(10,096)	(22,781)
Proceeds from sales of property and equipment	247	42
Cash used in investing activities	(23,623)	(36,477)
Cash flow from financing activities
Payments for treasury stock purchases	(84)	(147)
Issuances of common stock	380	640
Preferred stock dividends	(6,346)	(3,194)
Contribution to NASD	(266)	(52)
Cash used in financing activities	(6,316)	(2,753)
Increase in cash and cash equivalents	73,456	61,241
Cash and cash equivalents at beginning of period	148,929	201,463
Cash and cash equivalents at end of period	$222,385	$262,704
Supplemental Disclosure of Non-Cash Flow Activities
Cash paid for (received):
Interest	$5,742	$10,109
Income tax refund, net of taxes paid	$(37,018)	$(12,286)

See accompanying notes.

The Nasdaq Stock Market, Inc.
Notes to Condensed Consolidated Financial Statements

1.   Organization and Nature of Operations

Nasdaq® operates The Nasdaq Stock Market®, the largest electronic screen-based equity securities market in the United States. Nasdaq is a majority-owned subsidiary of the National Association of Securities Dealers, Inc. (the “NASD”). Nasdaq is the parent company of Nasdaq Global Holdings (“Nasdaq Global®”); Nasdaq Financial Products Services, Inc. (“Nasdaq Financial Products”); Nasdaq International Market Initiatives, Inc. (“NIMISM”); Nasdaq Europe Planning Company, Limited (“Nasdaq Europe Planning®”); Nasdaq International, Ltd. (“Nasdaq InternationalSM”); Nasdaq Canada, Inc. (“Nasdaq Canada®”); and Nasdaq Technology Services, LLC (“Nasdaq Technology”), collectively referred to as “Nasdaq.” These entities are wholly-owned by Nasdaq. Nasdaq Global, which is incorporated in Switzerland and served as a holding company for several corporations incorporated internationally, is in the process of a liquidation that is expected to be completed by the end of 2004. Nasdaq also has determined to dissolve or otherwise wind-down Nasdaq Europe Planning, which was formed to expand Nasdaq into the European community and is currently inactive. NIMI is an entity that employed Nasdaq’s expatriates assigned to Nasdaq’s international subsidiaries. Nasdaq International is a London-based marketing company. Nasdaq Financial Products is the sponsor of the Nasdaq-100 TrustSM. Nasdaq Financial Product Services (Ireland) Limited (“Nasdaq Ireland”) is a wholly-owned subsidiary of Nasdaq Financial Products. Nasdaq Ireland is the manager of The Nasdaq ETF Funds plc. Nasdaq Canada is an extension of Nasdaq’s North American trading platform within Canada, which has received regulatory approval to provide trading access in two provinces, Quebec and British Columbia. Nasdaq Technology is a company established in 2004 to provide software, hosting and disaster recovery services.

On October 31, 2003, Quadsan Enterprises, Inc. (“Quadsan”), previously a wholly-owned subsidiary of Nasdaq that provided investment management services to Nasdaq, was merged with and into Nasdaq. Prior to December 18, 2003, Nasdaq owned a 63.0% interest in Nasdaq Europe S.A./N.V. (“Nasdaq EuropeSM”), which had previously operated an equity market licensed in Brussels, Belgium. On December 18, 2003, Nasdaq transferred its interest in Nasdaq Europe to a third party. See “Strategic Review,” of Note 2, “Significant Transactions,” for further discussion.

In 2003, Nasdaq changed its organizational structure from operating in one segment to operating in two segments. Under the new structure, Nasdaq’s Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”). Nasdaq’s two segments are managed and operated as strategic business units and organized by products and services. Reportable segments are Market Services and Issuer Services. In March 2004, Nasdaq rebranded its execution services and trade reporting services—Automated Confirmation Transaction ServiceSM (“ACTSM”) as the Nasdaq Market CenterSM, which is within the Market Services segment. The Nasdaq Market Center includes Nasdaq’s quoting, trading and trade reporting services for both Nasdaq-listed and exchange-listed securities. Revenues from execution systems previously known as SuperMontage® and Computer Assisted Execution SystemSM (“CAESSM”) and revenues from the system previously known as ACT are included in the Nasdaq Market Center. Beginning with the quarter ended June 30, 2004 revenues from Access Services, Advanced Computer Execution Systems (“ACES”) and Nasdaq InterMarket (revenues derived from the sale of tape data (Tape Fee revenues) for securities listed on the New York Stock Exchange (“NYSE”) and the American Stock Exchange (“Amex”)) were also included with Nasdaq Market Center revenues as these products and services are considered transaction-based services. In addition, revenues from Nasdaq’s Level 1 Service, the Nasdaq Quotation Dissemination ServiceSM (“NQDSSM”), TotalViewSM and Mutual Fund Quotation ServiceSM (“MFQSSM”) were rebranded as Nasdaq

Market Services Subscription revenues as these products and services are considered subscription-based services. Revenues from SuperMontage, CAES, ACT, Access Services and ACES were previously reported as Transaction Services and revenues from Nasdaq InterMarket, Level 1 Service, NQDS, TotalView and MFQS were previously reported as Market Information Services both within the Market Services segment. See Note 9, “Segments,” for further discussion.

All material intercompany accounts and transactions have been eliminated in consolidation. Nasdaq’s financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to the Form 10-Q and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Pursuant to such rules and regulations, certain footnote disclosures, which are normally required under accounting principles generally accepted in the United States (“GAAP”), have been omitted. It is recommended that these financial statements be read in conjunction with the Consolidated Financial Statements included in Nasdaq’s Annual Report filed on Form 10-K for the year ended December 31, 2003.

The nature of Nasdaq’s business is such that the results of any interim period may vary significantly from quarter to quarter and may not be indicative of the results to be expected for the fiscal year. Certain reclassifications have been made to prior period balances in order to conform to the current period’s presentation.

2.   Significant Transactions

Acquisition of Brut

On May 25, 2004, Nasdaq announced it entered into a definitive agreement to acquire Brut LLC (“Brut”), the owner and operator of the Brut electronic communication network (“ECN”), and affiliated entities for a total consideration of $190.0 million in cash, from SunGard Data Systems Inc. (“SunGard”). Nasdaq intends to finance the purchase from available cash and investments, which totaled $445.3 million as of June 30, 2004. The board of directors of each company has approved the transaction, which is expected to close during the third quarter of 2004, subject to customary closing conditions and regulatory approvals. On July 19, 2004, Nasdaq was notified that the Department of Justice completed its review of the proposed transaction without raising objections, satisfying one of the regulatory conditions to closing.

The Brut acquisition is intended to enhance Nasdaq’s systems by providing Nasdaq with the ability to route orders via an internal broker-dealer to multiple pools of liquidity in keeping with changes of the National Market System proposed by the SEC in Regulation NMS and to improve Financial Information Exchange (“FIX”) connectivity. FIX is an industry protocol for communicating securities transactions.

In addition to, and conditioned upon completion of the acquisition, Nasdaq and SunGard will enter into hosting and multi-year processing agreements for SunGard to provide real-time order-to-settlement securities processing system for trades on The Nasdaq Stock Market.

Reduction in Force

During the three and six months ended June 30, 2004, 24 and 45 positions, respectively, were eliminated associated with staff reduction plans and Nasdaq recorded charges of $1.2 million and $2.8 million, respectively, for severance and outplacement costs. Nasdaq paid approximately $1.1 million and $1.3 million during the three and six months ended June 30, 2004, respectively, for these severance and outplacement costs from the staff reduction plans. Nasdaq expects to pay the remainder of the severance and outplacement costs by the end of the third quarter of 2005. Total headcount decreased from 956 employees at December 31, 2003 to 870 employees at June 30, 2004.

Technology Migration

As a result of a continued review of its technology infrastructure, Nasdaq shortened the estimated useful life of certain assets and operating leases associated with its quoting platform and its trading and quoting network as it migrates to lower cost operating environments which resulted in incremental depreciation and amortization expense. The incremental depreciation and amortization expense associated with these assets and operating leases is expected to be approximately $16.0 million this year. During the three and six months ended June 30, 2004, $4.8 million and $11.9 million, respectively, were recorded.

Strategic Review

During the second quarter of 2003, Nasdaq announced the results of a strategic review of its operations designed to position Nasdaq for improved profitability and growth. The strategic review included the elimination of non-core products and initiatives and resulted in a reduction in Nasdaq’s workforce. For the three and six months ended June 30, 2003, a pre-tax charge to earnings of $59.8 million was recorded. The net impact to Nasdaq was a pre-tax charge of $57.8 million. The difference represented costs absorbed by minority shareholders of Nasdaq Europe. Additional charges were recorded in the third and fourth quarters of 2003 marking the completion of the charges associated with Nasdaq’s strategic review. The charge of $59.8 million included $45.7 million from continuing operations and $14.1 million from discontinued operations related to Nasdaq Europe. See Note 3, “Discontinued Operations,” for further discussion. The charge was primarily recorded to Property and equipment, Goodwill, Other intangible assets, Other accrued liabilities and Accrued personnel costs on the Condensed Consolidated Balance Sheets.

The following table summarizes the strategic review charge included in the Condensed Consolidated Statements of Income:

Three and Six Months Ended June 30, 2003
(in millions)
Continuing Operations
Non-Core Product Lines and Initiatives:
Impairment of capitalized software and fixed assets	$7.8
Impairment of goodwill and intangible assets	6.0
Contract cancellations	2.0
Other exit costs	9.2
Total non-core product lines and initiatives	25.0
Severance and benefit costs	20.7
Total continuing operations strategic review charge	$45.7
Discontinued Operations
Severance and benefit costs	$1.8
Impairment of goodwill	8.1
Other exit costs including contract cancellations	4.2
Total discontinued operations strategic review charge	$14.1
Total strategic review charge	$59.8

Continuing Operations

Non-core product lines and initiatives included in the strategic review were:

•       Primex—Primex was an electronic auction system. Nasdaq ended its exclusive rights agreement with Primex Trading N.A., L.L.C. on December 31, 2003 and ceased offering Primex effective January 16, 2004. A charge was recorded for Primex in the fourth quarter of 2003.

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

•       MarketSite® Tower—MarketSite Tower is located at Nasdaq’s Times Square, New York location. The video wall portion of the Tower was deemed impaired and a corresponding charge was recorded in the fourth quarter of 2003.

The charge related to the elimination of the above non-core products and initiatives was approximately $25.0 million for the three and six months ended June 30, 2003. Included in the charge was the reduction of Nasdaq’s investment in NQLX of $6.3 million due to the redemption of Nasdaq’s interest in the NQLX joint venture, the impairment of goodwill of $4.1 million associated with Nasdaq Tools, the impairment of certain intangible assets of  $1.9 million, impairment of various capitalized software and fixed assets of $7.8 million, contract cancellations of $2.0 million and other costs of $2.9 million.

In addition, the charge from continuing operations recorded in the three and six months ended June 30, 2003 included severance costs of $20.7 million. The severance costs included $4.3 million related to the reductions in force of 110 employees. The remaining $16.4 million of severance costs related to the fulfillment of employment contracts and obligations associated with the retirement and departure of certain members of senior management. Total headcount was 1,108 as of June 30, 2003 versus 1,227 as of December 31, 2002. Nasdaq recorded an additional $11.7 million in severance costs in the second half of 2003 as a part of the strategic review. Also as a part of the strategic review, in the third quarter of 2003, Nasdaq incurred a loss on early extinguishment of long-term debt of $13.2 million. The extinguishment of debt costs related to the redemption of  $150.0 million in aggregate principal amount of Nasdaq’s 5.83% Senior Notes due 2007 (the “Senior Notes”). In conjunction with its strategic review, Nasdaq reassessed its capital needs and determined that it no longer needed the liquidity of the Senior Notes. See Long-term debt section below for further discussion.

The following table summarizes the strategic review accrual activity from December 31, 2003 through June 30, 2004. These accruals are recorded to Other accrued liabilities and Accrued personnel costs in the current liabilities section and to Other liabilities in the non-current liabilities section of the Condensed Consolidated Balance Sheets. Nasdaq expects to fund the majority of these reserves by the end of 2004, except for a $4.6 million contract payment that is due January 2006.

	Severance for U.S. Employees	Products & Other	Total
	(in millions)
Accrued liabilities associated with the strategic review as of December 31, 2003	$16.4	$10.7	$27.1
Cash payments	(7.3)	(9.1)	(16.4)
Accrued liabilities associated with the strategic review as of June 30, 2004	$9.1	$1.6	$10.7

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

The charge related to the orderly wind-down and liquidation of market operations in Belgium was approximately $14.1 million (excluding the minority interest benefit of $2.0 million) for the three and six months ended June 30, 2003 and included the impairment of goodwill of $8.1 million, severance costs of $1.8 million and other costs including contract cancellations of $4.2 million.

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

Long-term Debt

On September 30, 2003, Nasdaq redeemed $150.0 million of its Senior Notes. In conjunction with its strategic review, Nasdaq reassessed its capital needs and determined that it no longer needed the liquidity of the Senior Notes. Nasdaq paid the holders of the Senior Notes $150.0 million in outstanding principal amount, accrued interest of $1.2 million and an aggregate make-whole payment of approximately $12.6 million (representing the net present value of future payments). The repayment amounts reflected the terms of the Senior Notes, except that the parties agreed to a reduced make-whole amount equal to the excess of the discounted value of the remaining scheduled payments discounted at a factor equal to 100 basis points over the yield to maturity of United States Treasury securities having a maturity equal to the remaining average life of the redeemed amount. This represented a renegotiation of the 50 basis points over the yield to maturity required by the terms of the Senior Notes. Nasdaq recorded a $13.2 million pre-tax charge in the third quarter of 2003 related to the redemption of the Senior Notes. This charge included the make-whole payment and capitalized costs related to the issuance of the Senior Notes. Nasdaq used funds from available cash and investments to finance the redemption.

Nasdaq Member Revenue Sharing

In August 2003, Nasdaq implemented the Nasdaq General Revenue Sharing Program, which like the General Revenue Sharing Program of The National Stock Exchange, a regional stock exchange, shares operating revenue from multiple business lines in addition to Tape Fee revenue. The new program shares operating revenue, which is interpreted to mean net revenue after expenses from all services that derive revenue from member trading and trade-reporting activity in Nasdaq-listed securities. As such, the program is designed to provide an incentive for quoting market participants to send orders and report trades to the Nasdaq Market Center. Nasdaq did not share any revenues during 2003 under the General Revenue Sharing Program. For the three and six months ended June 30, 2004, Nasdaq shared approximately $5.2 million and $11.0 million, respectively, under this new program which is shown net within Market Services revenues. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Market Services, for further discussion.

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS 144”), both Nasdaq Europe and IndigoMarkets are reflected as discontinued operations for the three and six months ended June 30, 2003. As discontinued operations, the revenues, costs and expenses and cash flows of Nasdaq Europe and IndigoMarkets have been excluded from the respective captions in the Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Cash Flows, and have been presented separately as “Loss from discontinued operations” and as “Cash used in discontinued operations,” respectively. There were no assets and liabilities of Nasdaq Europe and IndigoMarkets at December 31, 2003.

The following table presents condensed, combined results of operations for Nasdaq Europe and IndigoMarkets.

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
	(in millions)
Revenues	$3.8	$7.3
Pre-tax loss	(17.7)	(20.9)
Benefit for income taxes	1.1	1.0
Loss from discontinued operations	$(16.6)	$(19.9)

The remainder of the notes to the condensed consolidated financial statements reflects results from continuing operations, unless otherwise noted.

4.   Deferred Revenue

Nasdaq’s deferred revenue as of June 30, 2004 related to Corporate Client Group fees will be recognized in the following years:

	Initial	LAS	Annual and Other	Total
	(in thousands)
Fiscal year ended:
2004	$14,916	$16,861	$45,580	$77,357
2005	24,904	27,157	—	52,061
2006	14,710	16,800	—	31,510
2007	9,688	10,529	—	20,217
2008 and thereafter	11,252	1,713	—	12,965
	$75,470	$73,060	$45,580	$194,110

Nasdaq’s deferred revenue for the six months ended June 30, 2004 and 2003 is reflected in the following tables. The additions reflect Corporate Client Group revenues charged during the period while the amortization reflects Corporate Client Group revenues recognized during the period in accordance with GAAP. Nasdaq recognizes revenue related to Initial listing fees and Listing of additional shares

(“LAS”) fees on a straight-line basis over estimated service periods, which are six and four years, respectively.

	Initial	LAS	Annual and Other	Total
	(in thousands)
Balance at January 1, 2004	$78,485	$65,957	$—	$144,442
Additions	12,691	25,572	93,060	131,323
Amortization	(15,706)	(18,469)	(47,480)	(81,655)
Balance at June 30, 2004	$75,470	$73,060	$45,580	$194,110

	Initial	LAS	Annual and Other	Total
	(in thousands)
Balance at January 1, 2003	$93,857	$72,841	$—	$166,698
Additions	6,847	12,175	95,431	114,453
Amortization	(16,290)	(18,659)	(48,942)	(83,891)
Balance at June 30, 2003	$84,414	$66,357	$46,489	$197,260

5.   Long-term Debt

Nasdaq had $265.0 million of outstanding long-term debt ($25.0 million of senior notes and $240.0 million of subordinated notes) at June 30, 2004. Debt is scheduled to begin to mature in May 2006.

Long-term subordinated notes represent $240.0 million of 4.0% convertible subordinated notes due 2006 (the “Subordinated Notes”) issued and sold to Hellman & Friedman Capital Partners IV, L.P. and certain of its affiliated limited partnerships (collectively, “Hellman & Friedman”) during 2001. The annual 4.0% coupon is payable quarterly in arrears in cash and the Subordinated Notes are convertible at any time into an aggregate of 12.0 million shares of Common Stock at $20.00 per share, subject to adjustment, in general, for any stock split, dividend, combination, recapitalization or other similar event. On an as-converted basis as of June 30, 2004, Hellman & Friedman owned an approximate 13.8% equity interest in Nasdaq as a result of its ownership of the Subordinated Notes and 500,000 shares of Common Stock.

On September 30, 2003, Nasdaq redeemed the $150.0 million outstanding principal amount of the Senior Notes. Under the terms of the Senior Notes, Nasdaq paid the holders of the Senior Notes $150.0 million in outstanding principal amount, accrued interest of $1.2 million and an aggregate make-whole payment of approximately $12.6 million (representing the net present value of future payments). Nasdaq recorded a $13.2 million pre-tax charge in the third quarter of 2003 related to the redemption of the Senior Notes. This charge included the make-whole payment and capitalized costs related to the issuance of the Senior Notes. Nasdaq used funds from available cash and investments to finance the redemption. See “Long-term Debt” of Note 2, “Significant Transactions,” for further discussion.

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

The following table sets forth the combined plans’ amounts recognized:

	Three months ended June 30,		Six months ended June 30,
	2004	2003(1)	2004	2003(1)
	(in thousands)
Components of net periodic benefit cost
Service cost	$1,458	$3,864	$3,192	$5,768
Interest cost	1,101	1,661	2,269	2,919
Expected return on plan assets	(732)	(765)	(1,504)	(1,490)
Recognized net actuarial loss	285	589	582	860
Prior service cost recognized	(85)	4,907	(150)	5,002
Amortization of unrecognized transition asset	(14)	(14)	(28)	(29)
Settlement loss recognized	189	1,487	181	1,487
Benefit cost	$2,202	$11,729	$4,542	$14,517

(1)                 Includes strategic review amounts related to the fulfillment of employment SERP contracts and obligations associated with the retirement and departure of certain members of senior management.

Nasdaq previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $10.6 million to the pension plan in 2004 for the 2003 and 2004 plan years. In June 2004, Nasdaq contributed $6.0 million to fund its plan for the 2003 plan year. As a result of the passage of the Pension Funding Equity Act of 2004, signed into law on April 10, 2004, Nasdaq is now exempt from required quarterly contributions for the 2004 plan year and will fund the 2004 plan year in 2005.

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

Pro forma information regarding net income and earnings per share is required under SFAS 148 and has been determined as if Nasdaq had accounted for all stock options based on a fair value method. The fair value of each stock option grant was estimated at the date of grant using the Black-Scholes valuation model. Pro forma net income includes the amortization of the fair value of stock options over the vesting period. The pro forma information for the three and six months ended June 30, 2004 and 2003 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(in thousands, except per share amounts)
Reported net income (loss) from continuing operations	$4,785	$(32,382)	$9,416	$(26,562)
Stock-based compensation cost (net of tax of $580, $1,724, $1,160 and $3,225, respectively)	(898)	(2,671)	(1,797)	(4,997)
Pro forma net income (loss)	$3,887	$(35,053)	$7,619	$(31,559)
Reported basic and diluted earnings (loss) per share	$0.02	$(0.45)	$0.04	$(0.38)
Pro forma basic and diluted earnings (loss) per share	$0.00	$(0.48)	$0.02	$(0.44)

8.   Comprehensive Income

Comprehensive income is calculated in accordance with SFAS No. 130, “Reporting Comprehensive Income.”  Comprehensive income is composed of net income and other comprehensive income, which includes the after-tax change in unrealized gains and losses on available-for-sale securities, minimum pension liability and foreign currency translation adjustments.

The following table outlines the changes in other comprehensive income for the three and six months ended June 30, 2004 and 2003:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(in thousands)
Net income (loss)	$4,785	$(32,382)	$9,416	$(26,562)
Unrealized (losses) gains on available-for-sale securities	(1,552)	549	(1,704)	562
Foreign currency translation adjustment	26	5,135	(27)	4,044
Total comprehensive income (loss)	$3,259	$(26,698)	$7,685	$(21,956)

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

Market Services includes collecting, processing and disseminating price quotes of Nasdaq-listed securities, the routing and execution of buy and sell orders for Nasdaq-listed and exchange-listed securities and transaction reporting services. Market Services also provides price quotes and trade information to data vendors, who in turn sell the information to the public. Market participants in The Nasdaq Stock Market, consisting of market makers, ECNs, registered stock exchanges and order entry firms, are users of

Nasdaq’s Market Services. In March 2004, Nasdaq rebranded its execution services and ACT services as the Nasdaq Market Center, which is within the Market Services segment. The Nasdaq Market Center includes Nasdaq’s quoting, trading and trade reporting services for both Nasdaq-listed and exchange-listed securities. Revenues from execution systems previously known as SuperMontage and CAES and revenues from the system previously known as ACT are included in the Nasdaq Market Center. Beginning with the quarter ended June 30, 2004 revenues from Access Services, ACES and Nasdaq InterMarket (revenues derived from the sale of tape data for securities listed in the NYSE and the Amex) were also included with Nasdaq Market Center revenues as these products and services are considered transaction-based services. In addition, revenues from Nasdaq’s Level 1 Service, NQDS, TotalView and MFQS were rebranded as Nasdaq Market Services Subscription revenues as these products and services are considered subscription-based services. Revenues from SuperMontage, CAES, ACT, Access Services and ACES were previously reported as Transaction Services and revenues from Nasdaq InterMarket, Level 1 Service, NQDS, TotalView and MFQS were previously reported as Market Information Services both within the Market Services segment.

Issuer Services includes the Corporate Client Group and Nasdaq Financial Products. The Corporate Client Group provides customer services and information products to Nasdaq-listed companies and is responsible for obtaining new listings on The Nasdaq Stock Market. Nasdaq Financial Products is responsible for introducing products that extend and enhance the Nasdaq brand. Nasdaq Financial Products oversees the development and marketing of new Nasdaq financial products and associated derivatives, the licensing and listing of third-party structured products and the listing of third-party sponsored exchange traded funds.

Nasdaq evaluates the performance of its segments based on several factors, of which the primary financial measure is pre-tax income. Results of individual businesses are presented based on Nasdaq’s management accounting practices and Nasdaq’s current management structure. Certain charges are allocated to corporate items in Nasdaq’s management reports based on the decision that those activities should not be used to evaluate the segment’s operating performance.  These charges primarily include all activities and exit costs related to elimination of Nasdaq’s non-core products and other initiatives as well as Nasdaq Japan.

The following tables present certain information regarding these operating segments for each of the three and six months then ended June 30, 2004 and 2003.

	Market Services	Issuer Services	Corporate Items and Eliminations	Consolidated
	(in thousands)
Three months ended June 30, 2004
Revenues	$68,931	$51,056	$26	$120,013
Pre-tax (loss) income	(11,714)	20,376	(1,301)	7,361
Three months ended June 30, 2003
Revenues	$96,135	$51,386	$53	$147,574
Pre-tax (loss) income	(114)	9,848	(54,298)	(44,564)
Six months ended June 30, 2004
Revenues	$145,056	$103,290	$71	$248,417
Pre-tax (loss) income	(22,731)	39,772	(2,555)	14,486
Six months ended June 30, 2003
Revenues	$207,686	$102,088	$161	$309,935
Pre-tax income (loss)	7,680	22,790	(67,406)	(36,936)

10.   Commitments and Contingencies

Acquisition of Brut

On May 25, 2004, Nasdaq announced it entered into a definitive agreement to acquire Brut, the owner and operator of the Brut ECN, and affiliated entities for a total consideration of $190.0 million in cash, from SunGard. Nasdaq intends to finance the purchase from available cash and investments, which totaled $445.3 million as of June 30, 2004. The board of directors of each company has approved the transaction, which is expected to close during the third quarter of 2004, subject to customary closing conditions and regulatory approvals.

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

Nasdaq Insurance Agency

In December 2002, Nasdaq purchased the NASD’s 50.0% interest in the NASD Insurance Agency (subsequently renamed the Nasdaq Insurance Agency, LLC (“NIA”)). Nasdaq’s consideration for the NASD’s 50.0% interest consisted of an upfront payment of $0.5 million and up to $5.1 million based on NIA’s stream of contingent cash flow through 2011. Nasdaq will pay the NASD up to: (a) 20% of NIA’s cash flows until Nasdaq has paid the NASD $2.3 million from cash flows; (b) 10% of NIA’s cash flows until Nasdaq has paid the NASD a cumulative amount of $3.0 million from cash flows; (c) 5% of NIA’s cash flows until the earlier to occur of Nasdaq paying the NASD the full cumulative amount of $5.1 million from cash flows or December 31, 2011. As of June 30, 2004, Nasdaq recorded a $0.40 million dividend to the NASD for the NIA’s cash flows. The dividend was reflected as a reduction in Additional paid-in capital on Nasdaq’s Condensed Consolidated Balance Sheets.

Amex Technology Separation

During 2001, Nasdaq agreed to fund a portion of the necessary expenses related to the separation of software, hardware and data under a plan to transition technology applications and support from Nasdaq to the Amex. The NASD originally integrated certain Nasdaq and Amex technology subsequent to the 1998 acquisition of Amex by the NASD. The total estimated cost of the separation had been established at a maximum of $29.0 million, and was shared evenly between Nasdaq and the NASD. In 2002 and 2001, Nasdaq accrued $5.3 million and $9.2 million, respectively, under this commitment, fulfilling its commitment. As of June 30, 2004, the entire $14.5 million commitment had been paid to Amex.

MCI

Nasdaq entered into a six-year $600.0 million contract with MCI WorldCom Communications, Inc., formerly, WorldCom, Inc., (“MCI”) in 1997 to replace the data network that connected Nasdaq’s market facilities to market participants. In June 2002, an amendment to the original contract was negotiated with MCI after the minimum usage level was achieved based on the original contract. The amended contract superseded the terms of the existing contract and was for $182.0 million over three years commencing in June 2002. The three-year contract included fixed and variable cost components for two years and permitted Nasdaq to terminate the contract under certain circumstances after the second year. On

January 30, 2004, Nasdaq and MCI entered into a new global services agreement (the “GSA”) terminating the then current agreement effective May 31, 2004. The GSA, which expires on December 31, 2005, requires usage charges for certain GSA services to be at least $20.0 million during the period from June 1, 2004 to December 31, 2004 and $20.0 million in 2005.

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

11.   Capital Stock and Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(in thousands, except per share amounts)
Numerator:
Net income (loss) applicable to common stockholders:
Net income (loss)	$4,785	$(49,008)	$9,416	$(46,442)
Loss from discontinued operations	—	(16,626)	—	(19,880)
Net income (loss) from continuing operations	4,785	(32,382)	9,416	(26,562)
Preferred stock dividends declared(1)	(3,547)	(2,544)	(6,346)	(3,194)
Net income (loss) applicable to common stockholders from continuing operations for basic and diluted earnings per share	1,238	(34,926)	3,070	$(29,756)
Loss from discontinued operations for basic and diluted earnings per share	—	(16,626)	—	(19,880)
Net income (loss) available to common stockholders for basic and diluted earnings per share	$1,238	$(51,552)	$3,070	$(49,636)
Denominator:
Weighted average common shares for basic earnings per share	78,535,265	78,343,276	78,517,998	78,323,898
Weighted-average affect of dilutive securities:
Employee stock options	289,006	—	403,998	—
Employee restricted stock	116,989	—	130,824	—
Denominator for diluted earnings per share	78,941,260	78,343,276	79,052,820	78,323,898
Basic and diluted net earnings (loss) per share:
Continuing operations	$0.02	$(0.45)	$0.04	$(0.38)
Discontinued operations	—	(0.21)	—	(0.25)
Total basic and diluted net earnings (loss) per share	$0.02	$(0.66)	$0.04	$(0.63)

(1)                 Dividends payable to the NASD as a holder of Nasdaq’s Series A Preferred Stock began accruing in March 2003. The Series A Preferred Stock carried a 7.6% dividend rate for the year commencing March 2003 and carries a 10.6% dividend rate in all subsequent years. The NASD is entitled to receive cash dividends when, as and if declared by Nasdaq’s Board of Directors out of the funds legally available. For the quarter ended June 2003 and for all remaining quarters in 2003, the dividend declared was approximately $2.5 million. For the quarter ended June 30, 2004 and for all future quarters the dividend declared will be approximately $3.5 million. For the six months ended June 30, 2004, the dividend paid totaled $6.3 million.

Options to purchase 13,685,559 shares of Common Stock, 12,000,000 shares underlying Subordinated Notes and 239,824 shares underlying warrants issued by Nasdaq were outstanding at June 30, 2004. For the three and six months ended June 30, 2004, 2,150,000 and 2,250,000 of the options outstanding, respectively, were included in the computation of diluted earnings per share, on a weighted average basis, as their inclusion was dilutive. The remaining options, all the shares underlying the warrants issued by Nasdaq and the 12,000,000 shares underlying Subordinated Notes outstanding were considered antidilutive and were properly excluded.

12.   Subsequent Events

Real Estate

In July 2004, Nasdaq made a decision to consolidate space in leased real estate facilities and expects to record charges associated with this action of approximately $22.0 million to $24.0 million in the remainder of 2004.

Introduction of QIX

Nasdaq intends to introduce a more streamlined and efficient protocol, QIX, during the first quarter of 2005. QIX is a proprietary protocol for submitting transactions to the Nasdaq Market Center. This initiative will result in Nasdaq discontinuing support for the Nasdaq Workstation II and the Application Program Interface connectivity via the Service Delivery Platform by the fourth quarter of 2005. This initiative is expected to have an immaterial impact on Nasdaq’s operating results.

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

Market Services includes collecting, processing and disseminating price quotes of Nasdaq-listed securities, the routing and execution of buy and sell orders for Nasdaq-listed and exchange-listed securities and transaction reporting services. Market Services also provides price quotes and trade information to data vendors, who in turn sell the information to the public. Market participants in The Nasdaq Stock Market, consisting of market makers, ECNs, registered stock exchanges and order entry firms, are users of Nasdaq’s Market Services. In March 2004, Nasdaq rebranded its execution services and ACT services as the Nasdaq Market Center, which is within the Market Services segment. The Nasdaq Market Center includes Nasdaq’s quoting, trading and trade reporting services for both Nasdaq-listed and exchange-listed securities. Revenues from execution systems previously known as SuperMontage and CAES and revenues from the system previously known as ACT are included in the Nasdaq Market Center. Beginning with the quarter ended June 30, 2004 revenues from Access Services, ACES and Nasdaq InterMarket (revenues derived from the sale of tape data (Tape Fee revenues) for NYSE-listed and Amex-listed securities) were also included with Nasdaq Market Center revenues as these products and services are considered transaction-based services. In addition, revenues from Nasdaq’s Level 1 Service, NQDS, TotalView and MFQS were rebranded as Nasdaq Market Services Subscription revenues as these products and services are considered subscription-based services. Revenues from SuperMontage, CAES, ACT, Access Services and ACES were previously reported as Transaction Services within the Market Services segment. Revenues from Nasdaq InterMarket, Level 1 Service, NQDS, TotalView and MFQS were previously reported as Market Information Services within the Market Services segment.

Issuer Services includes the Corporate Client Group and Nasdaq Financial Products. The Corporate Client Group provides customer services and information products to Nasdaq-listed companies and is responsible for obtaining new listings on The Nasdaq Stock Market. Nasdaq Financial Products is responsible for introducing products that extend and enhance the Nasdaq brand. Nasdaq Financial Products oversees the development and marketing of new Nasdaq financial products and associated derivatives, the licensing and listing of third-party structured products and the listing of third-party sponsored exchange traded funds.

For the three months ended June 30, 2004, Nasdaq’s net income was $4.8 million compared with a net loss $49.0 million for the three months ended June 30, 2003, an increase of $53.8 million. For the six months ended June 30, 2004, Nasdaq’s net income was $9.4 million compared with a net loss of $46.4 million for the six months ended June 30, 2003, an increase of $55.8 million. Included in the results for the three and six months ended June 30, 2003 was a net loss of $16.6 million and $19.9 million, respectively, from discontinued operations related to the transfer of Nasdaq’s interest in Nasdaq Europe and the sale of IndigoMarkets. Accordingly, results from these subsidiaries have been reclassified as discontinued operations in Nasdaq’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2003. See Note 3, “Discontinued Operations,” to the condensed consolidated financial statements for further discussion.

The remainder of this discussion and analysis reflects results from continuing operations, unless otherwise noted. On this basis, Nasdaq’s net income from continuing operations was $4.8 million and $9.4 million for the three and six months ended June 30, 2004, respectively, compared with a net loss of $32.4 million and $26.5 million for the three and six months ended June 30, 2003, respectively, an increase of $37.2 million and $35.9 million, respectively. For the three and six months ended June 30, 2004, results were positively impacted by lower operating expenses from corporate-wide cost reduction programs and Nasdaq’s 2003 strategic review, which resulted in charges recorded during 2003.  Total expenses were $111.4 million and $231.3 million for the three and six months ended June 30, 2004, respectively, compared with $189.5 million and $341.8 million for the three and six months ended June 30, 2003, respectively, a decrease of $78.1 million or 41.2% and $110.5 million or 32.3%, respectively. However, total revenues decreased $27.6 million or 18.7% to $120.0 million for the three months ended June 30, 2004 compared with $147.6 million for the three months ended June 30, 2003 and total revenues decreased $61.6 million or 19.9% to $248.4 million for the six months ended June 30, 2004 compared with $310.0 million for the six months ended June 30, 2003. Continued competitive pressure resulted in lower market share, a decline in the percentage of share volume reported to Nasdaq’s systems and higher Unlisted Trading Privileges (“UTP”) Plan revenue sharing which decreased Market Services segment revenues by $27.2 million or 28.3% for the three months ended June 30, 2004 and $62.7 million or 30.2% for the six months ended June 30, 2004. These current and prior year items are discussed in more detail below.

Business and Operating Environment

Trading activity of Nasdaq-listed securities declined slightly during the three months ended June 30, 2004 compared to the three months ended June 30, 2003 and increased for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. Average daily share volume was 1.75 billion shares in the three months ended June 30, 2004 compared to 1.79 billion shares in the three months ended June 30, 2003, a decrease of 2.2%. Average daily share volume was 1.89 billion shares in the six months ended June 30, 2004 compared to 1.63 billion shares in the six months ended June 30, 2003, an increase of 16.0%. However, while average daily share volume increased for the six months ended June 30, 2004, continued competitive pressures from regional exchanges and ECNs continued to draw activity away from Nasdaq’s systems to other venues resulting in decreased market share. Also, the percentage of share volume reported to Nasdaq’s systems fell from 68.9% in the three months ended June 30, 2003 to 47.9% in the three months ended June 30, 2004, and fell from 76.5% in the six months ended June 30, 2003 to 49.3% in the six months ended June 30, 2004. This continued competition along with continued decreases in certain fees, resulted in a significant decline in revenues from the Market Services segment.

Revenues from the Issuer Services segment declined slightly for the three months ended June 30, 2004 compared with the same period in 2003. Declines in Corporate Client Group revenues were partially offset by higher revenues from Nasdaq Financial Products for the three months ended June 30, 2004. For the six months ended June 30, 2004, Issuer Services revenues increased slightly compared with the six months ended June 30, 2003. Improved market conditions and consumer outlook continued to have a positive impact on the ability of companies to raise money in the equity markets in 2004. For the three months ended June 30, 2004, there were 41 initial public offerings (“IPOs”) on The Nasdaq Stock Market compared to two for the three months ended June 30, 2003. For the six months ended June 30, 2004, there were 69 IPOs on The Nasdaq Stock Market compared to five for the six months ended June 30, 2003. Secondary offerings also increased from 25 in the three months ended June 30, 2003 to 58 in the same period of 2004, and increased from 43 in the six months ended June 30, 2003 to 141 in the same period of 2004. The increase in IPOs and secondary listings during 2004 will primarily affect Nasdaq’s revenues in future years as revenues from Initial listing fees (including IPOs) and LAS fees (including secondary offerings) are amortized over six and four years, respectively.  Annual renewal fee revenues, which are amortized on a pro-rata basis over the calendar year, decreased in 2004 due to the decline in the number of companies listed on The Nasdaq Stock Market from 3,659 on January 1, 2003 to 3,333 on January 1, 2004, the date on which companies are billed their annual fees.  During 2003, 460 companies delisted from The Nasdaq Stock Market primarily for failure to meet The Nasdaq Stock Market’s listing standards and other reasons, including mergers and acquisitions. Partially offsetting this decline were 134 new listings in 2003.

Nasdaq is positioning itself to benefit from any improvement in investor confidence during 2004. In January 2004, Nasdaq implemented a new tiered pricing structure geared toward drawing increased liquidity to Nasdaq’s trading platform. In April 2004, Nasdaq further enhanced its pricing structure by increasing the liquidity rebate, in which Nasdaq credits a portion of the per share execution charge to the market participant that provides the liquidity, for certain market participants. These changes resulted in the stabilization of Nasdaq’s market share during the second quarter of 2004 as compared to the first quarter of 2004. However, competition from regional exchanges and ECNs remains strong and any additional future price reductions and/or a decrease in market share may put downward pressure on Nasdaq’s revenues.

In January 2004, Nasdaq launched the dual-listing program, enabling NYSE-listed companies to dually list their stock on The Nasdaq Stock Market and the NYSE. While Nasdaq has agreed to waive its listing fees for one year, Nasdaq believes that the dual listing program will enhance competition, thereby benefiting investors and has the potential to generate revenues for Nasdaq from listing fees in subsequent years. As of June 30, 2004, seven NYSE-listed companies have agreed to dual list their stock on The Nasdaq Stock Market.

On May 25, 2004, Nasdaq announced it entered into a definitive agreement to acquire Brut, the owner and operator of the Brut ECN, and affiliated entities for a total consideration of $190.0 million in cash, from SunGard. Nasdaq intends to finance the purchase from available cash and investments, which totaled $445.3 million as of June 30, 2004. The board of directors of each company has approved the transaction, which is expected to close during the third quarter of 2004 subject to customary closing conditions and regulatory approvals. The Brut acquisition is intended to enhance Nasdaq’s systems by providing Nasdaq with the ability to route orders via an internal broker-dealer to multiple liquidity pools in keeping with changes of the National Market System proposed by the SEC in Regulation NMS and to improve FIX connectivity. In addition to, and conditioned upon completion of the acquisition, Nasdaq and SunGard will enter into hosting and multi-year processing agreements for SunGard to provide real-time order-to-settlement securities processing system for trades on The Nasdaq Stock Market.

In June 2004, Nasdaq completed the rollout of the Closing Cross, a centralized order facility designed to provide a robust, orderly market close for Nasdaq-listed securities. Certain sponsors of stock indices are now utilizing the Closing Cross as a reference price for their stock indices and others are expected to do so as well. Also in June 2004, the SEC published for public comment Nasdaq’s proposal for the implementation of an Opening Cross. Pending SEC approval, Nasdaq anticipates a complete rollout of the Opening Cross in the fourth quarter of 2004. The Opening and Closing Crosses are designed to establish prices more representative of the prevailing market at the open and close of trading in Nasdaq-listed securities and to increase trading activity at those critical periods. Nasdaq has agreed not to charge fees for transactions taking place on the Nasdaq Closing Cross until August 2004.

Key Statistical information

The following table sets forth key statistical information:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Average daily share volume (in billions)	1.75	1.79	1.89	1.63
Percentage of share volume reported to Nasdaq systems	47.9%	68.9%	49.3%	76.5%
Initial public offerings	41	2	69	5
Secondary Offerings	58	25	141	43
New listings(1)	60	17	119	40
Number of listed companies(2)	3,298	3,440	3,298	3,440

(1)                 Includes IPOs

(2)                 Number of listed companies as of June 30, 2004 and 2003

Results of Operations

For the Three and Six Months Ended June 30, 2004 and 2003

Revenues

In 2003, Nasdaq changed its organizational structure from operating in one segment to operating in two segments. Nasdaq’s two segments are managed and operated as strategic business units and organized by products and services. Reportable segments are Market Services and Issuer Services. Market Services primarily includes Nasdaq Market Center revenues and Nasdaq Market Services Subscription revenues. Nasdaq Market Center revenues includes Nasdaq’s quoting, trading and trade reporting services for both Nasdaq-listed and exchange-listed securities. Revenues from execution systems previously known as SuperMontage, CAES and ACES and revenues from the system previously known as ACT as well as Access Services revenues and Nasdaq InterMarket revenues (revenues derived from the sale of tape data (Tape Fee revenues) for NYSE-listed and Amex-listed securities) are included in the Nasdaq Market Center. Nasdaq Market Services Subscription revenues includes revenues from Nasdaq’s Level 1 Service, NQDS, TotalView and MFQS. Issuer Services includes Corporate Client Group revenues and Nasdaq Financial Products revenues. See Note 9, “Segments,” to the condensed consolidated financial statements for further discussion.

The following table sets forth total revenues by segment:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(in millions)
Market Services	$68.9	$96.1	$145.0	$207.7
Issuer Services	51.1	51.4	103.3	102.1
Other	—	0.1	0.1	0.2
Total revenues	$120.0	$147.6	$248.4	$310.0

MARKET SERVICES

The following table sets forth revenues from Market Services:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(in millions)
Nasdaq Market Center:
Revenues	$78.9	$101.1	$166.4	$203.0
Liquidity rebate	(31.2)	(34.9)	(64.6)	(61.9)
Tape Fee revenue sharing	(1.9)	(3.2)	(4.7)	(7.1)
Nasdaq General Revenue Sharing Program	(0.7)	—	(1.5)	—
Total Nasdaq Market Center revenues, net	45.1	63.0	95.6	134.0
Nasdaq Market Services Subscription:
Revenues(1)	46.2	43.4	93.4	87.9
Nasdaq General Revenue Sharing Program	(4.5)	—	(9.5)	—
Unlisted Trading Privileges (“UTP”) Plan revenue sharing	(20.2)	(12.0)	(39.1)	(17.9)
Total Nasdaq Market Services Subscription revenues, net	21.5	31.4	44.8	70.0
Other Market Services revenues	2.3	1.7	4.6	3.7
Total Market Services revenues	$68.9	$96.1	$145.0	$207.7

(1)                 Includes eligible and non-eligible UTP Plan revenues. Eligible UTP Plan revenues are associated with the calculation and dissemination of the consolidated national best bid and best offer (“inside quote”) and last sale information. These revenues are shared among UTP Plan participants. Non-eligible UTP Plan revenues are associated with the calculation and dissemination of proprietary Nasdaq information and are not shared among UTP Plan participants.

Nasdaq Market Center

Nasdaq Market Center revenues decreased $22.2 million, or 22.0%, in the second quarter of 2004 and decreased $36.6 million, or 18.0%, for the six months ended June 30, 2004, compared with the same periods of 2003. These decreases were primarily due to declines in market share and the percentage of share volume reported to Nasdaq’s systems, the effect of price reductions and a decline in the number of trader log-ons to Nasdaq’s systems. Market share and share volume both declined as competitive pressures from regional exchanges and ECNs continued to draw activity away from Nasdaq’s systems to other venues. In response to this continued competition, Nasdaq reduced certain fees. In January 2004, Nasdaq implemented a new tiered pricing structure geared toward drawing increased liquidity to Nasdaq’s trading platform. In April 2004, Nasdaq further enhanced its pricing structure by increasing the liquidity rebate for certain market participants, which impacted the Nasdaq Market Center Liquidity rebate. The new tiered pricing structure lowers execution charges to market participants based on the amount of liquidity a participant provides. These price changes are in addition to price reductions implemented in the second, third and fourth quarters of 2003 for trades reported to the Nasdaq Market Center. The decline in trader log-ons is due to continued market participant consolidations and firms moving to other venues to access the market. The declines in Nasdaq Market Center revenues for the year-to-date period were partially offset by an increase in average daily share volume.  Average daily share volume was 1.89 billion shares during the six months ended June 30, 2004 compared to 1.63 billion shares during the six months ended June 30, 2003.

Nasdaq Market Center Liquidity rebate, in which Nasdaq credits a portion of the per share execution charge to the market participant that provides the liquidity, decreased $3.7 million, or 10.6%, in the second quarter of 2004, compared with the same period of 2003. This decrease was primarily due to lower market share and lower overall share volume of market participants on The Nasdaq Stock Market. The elimination of the Liquidity rebate for all NYSE-listed and certain Amex-listed securities also contributed to this decline. These decreases were partially offset by an increase in the per share liquidity rebate in April 2004 for Nasdaq-listed securities.

Nasdaq Market Center Liquidity rebate increased $2.7 million, or 4.4%, in the six months ended June 30, 2004, compared with the same period of 2003. This increase was due to higher overall share volume of market participants on The Nasdaq Stock Market for the six months ended June 30, 2004 as compared with the same period of 2003 and an increase in the per share liquidity rebate in April 2004 for Nasdaq-listed securities.

Nasdaq shares Tape Fee revenues from NYSE-listed and Amex-listed securities through Nasdaq Market Center Tape Fee revenue sharing. Nasdaq records Tape Fee revenues from NYSE-listed and Amex-listed securities based upon both the percentage of trades reported to the Nasdaq Market Center for securities listed on these exchanges and the size of NYSE and Amex revenue sharing pools. Nasdaq Market Center Tape Fee revenue sharing decreased $1.3 million, or 40.6%, in the second quarter of 2004 and decreased $2.4 million, or 33.8%, for the six months ended June 30, 2004, compared with the same periods of 2003.  These decreases were primarily due to the INET ECN reporting certain trading activity to The National Stock Exchange. This change reduced both Nasdaq Market Center revenues and the amount of revenues Nasdaq was obligated to share with INET, resulting in an overall decline in Nasdaq Market Center revenues, net.

In January 2004, the Nasdaq Market Center began sharing revenues under a new program, the Nasdaq General Revenue Sharing Program. During the second quarter of 2004 and for the six months ended June 30, 2004, Nasdaq shared $0.7 million and $1.5 million, respectively, of Nasdaq Market Center revenues under this program. See “Nasdaq Member Revenue Sharing,” of Note 2, “Significant Transactions,” to the condensed consolidated financial statements for further discussion.

Nasdaq Market Services Subscriptions

Nasdaq provides subscribers with inside quote and last trade information through Level 1, the best quote information for each market participant through NQDS and all price levels for each market participant through Total View. These services are provided for securities listed on The Nasdaq Stock Market to both professional and non-professional users. Nasdaq also provides MFQS, a service that collects and disseminates daily price and related data for unit investment trusts, mutual funds and money market funds that are subscribers to this service. These subscription revenues, which include eligible and non-eligible UTP Plan revenues, increased $2.8 million, or 6.5%, in the second quarter of 2004 and increased $5.5 million, or 6.3%, for the six months ended June 30, 2004, compared with the same periods of 2003. These increases were primarily due to an increase in non-professional Level 1 subscriptions resulting from increased consumer interest in the equity markets.

In January 2004, Nasdaq Market Services Subscriptions also began sharing revenues under the new program, the Nasdaq General Revenue Sharing Program. During the second quarter of 2004 and for the six months ended June 30, 2004, Nasdaq shared $4.5 million and $9.5 million, respectively, of Nasdaq Market Services Subscription revenues under this program. See “Nasdaq Member Revenue Sharing,” of Note 2, “Significant Transactions,” to the condensed consolidated financial statements for further discussion.

Nasdaq also shares Tape Fee revenues (i.e., revenues from the sale of tape data) for Nasdaq-listed securities through the UTP Plan. Under the revenue sharing provision of the UTP Plan, Nasdaq is permitted to deduct certain costs associated with acting as the exclusive Securities Information Process (“SIP”) from the total amount of Tape Fees collected. After these costs are deducted from the Tape Fees, Nasdaq distributes to the respective UTP Plan participants, including Nasdaq, their share of Tape Fees based on a combination of their respective trade volume and share volume. Nasdaq Tape Fee revenue sharing allocated to UTP Plan participants increased $8.2 million, or 68.3%, in the second quarter of 2004 and increased $21.2 million for the six months ended June 30, 2004, compared with the same periods of 2003. These increases were primarily due to a decline in the percentage of share volume reported to Nasdaq’s systems as continued competitive pressures from ECNs continued to draw activity away from Nasdaq’s systems to regional exchanges that are members of the UTP Plan and that trade Nasdaq-listed securities.

Other Market Services revenues increased $0.6 million, or 35.3%, in the second quarter of 2004 and increased $0.9 million, or 24.3% for the six months ended June 30, 2004, compared with the same periods of 2003. These increases were primarily due to an increase in Nasdaq’s web-site revenues.

ISSUER SERVICES

The following table sets forth revenues from Issuer Services:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(in millions)
Issuer Services:
Corporate Client Group	$41.2	$42.1	$81.7	$83.8
Nasdaq Financial Products	9.9	9.3	21.6	18.3
Total Issuer Services revenues	$51.1	$51.4	$103.3	$102.1

Corporate Client Group

The following table sets forth the revenues from the Corporate Client Group as reported in accordance with GAAP (“as reported”) and as would be reported on a non-GAAP basis (“billed basis”). Nasdaq believes that the presentation of billed basis revenues, as they relate to LAS and Initial listing fees, is a good indicator of current Corporate Client Group activity as billed basis information excludes the effects of recognizing revenues related to Initial listing fees and LAS fees over the six and four year periods, respectively.

	Three months ended June 30,				Six months ended June 30,
	2004		2003		2004		2003
	As Reported	Billed Basis	As Reported	Billed Basis	As Reported	Billed Basis	As Reported	Billed Basis
	(in millions)
Annual renewal fees	$22.6	$22.6	$23.3	$23.3	$44.8	$44.8	$46.5	$46.5
Listing additional shares (“LAS”) fees	9.2	14.6	9.3	4.1	18.5	25.6	18.6	12.2
Initial listing fees	7.8	6.6	8.2	2.9	15.8	12.7	16.3	6.8
Other Corporate Client Group revenues	1.6	1.6	1.3	1.3	2.6	2.6	2.4	2.4
Total Corporate Client Group revenues	$41.2	$45.4	$42.1	$31.6	$81.7	$85.7	$83.8	$67.9

Corporate Client Group revenues decreased $0.9 million, or 2.1%, in the second quarter of 2004 and decreased $2.1 million, or 2.5%, for the six months ended June 30, 2004, compared with the same periods of 2003.

Corporate Client Group revenues are primarily derived from fees for Annual renewals, LAS and Initial listings for companies listed on The Nasdaq Stock Market. Fees are generally calculated based upon total shares outstanding for the issuing company. These fees are initially deferred and amortized over the estimated periods for which the services are provided. Revenues from Annual renewal fees are amortized on a pro-rata basis over the calendar year and Initial listing fees and LAS fees are amortized over six and four years, respectively. The difference between the as reported revenues and the billed basis revenues is due to the amortization of fees in accordance with GAAP. See Note 4, “Deferred Revenue,” to the condensed consolidated financial statements for further discussion.

Annual renewal fees decreased $0.7 million, or 3.0%, in the second quarter of 2004 and decreased $1.7 million, or 3.7%, for the six months ended June 30, 2004, compared with the same periods of 2003. These decreases were primarily due to a reduction in the number of companies listed on The Nasdaq Stock Market from 3,659 on January 1, 2003 to 3,333 on January 1, 2004, the date on which companies are billed their annual fees. The decrease in the number of listed companies was due to 460 issuers delisted by Nasdaq during 2003 primarily for failure to meet The Nasdaq Stock Market’s listing standards and other reasons, including mergers and acquisitions. Partially offsetting this decline were 134 new listings in 2003.

LAS fees, on an as reported basis, decreased $0.1 million, or 1.1%, in the second quarter of 2004 and decreased $0.1 million, or 0.5%, for the six months ended June 30, 2004, compared with the same periods of 2003. On a billed basis, LAS fees increased $10.5 million in the second quarter of 2004 and increased $13.4 million for the six months ended June 30, 2004, compared with the same periods of 2003. The increases in LAS fees on a billed basis were primarily due to an improved economic environment, which resulted in higher activity for secondary offerings as well as other additional share activity and the adoption of a new fee structure. This new fee structure increased the minimum fee and eliminated a quarterly cap. The annual cap was not impacted. There were 58 secondary offerings during the second quarter of 2004 compared to 25 secondary offerings during the second quarter of  2003. During the six months ended June 30, 2004, there were 141 secondary offerings compared to 43 secondary offerings during the six months ended June 30, 2003.

Initial listing fees, on an as reported basis, decreased $0.4 million, or 4.9%, in the second quarter of 2004 and decreased $0.5 million, or 3.1%, for the six months ended June 30, 2004, compared with the same periods of 2003. On a billed basis, Initial listing fees increased $3.7 million in the second quarter of 2004 and increased $5.9 million, or 86.8%, for the six months ended June 30, 2004, compared with the same periods of 2003. The increases in Initial listing fees on a billed basis were primarily due to an increase in the number of new listings and IPOs. There were 60 new listings, including 41 IPOs during the second quarter of 2004, compared to 17 new listings, including two IPOs, during the second quarter of June 30, 2003. During the six months ended June 30, 2004, there were 119 new listings, including 69 IPOs, compared to 40 new listings, including five IPOs, during the six months ended June 30, 2003.

Nasdaq Financial Products

The following table sets forth the revenues from Nasdaq Financial Products:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(in millions)
Licensing revenues	$8.9	$8.5	$19.8	$16.9
Other Nasdaq Financial Products revenues	1.0	0.8	1.8	1.4
Total Nasdaq Financial Products revenues	$9.9	$9.3	$21.6	$18.3

Nasdaq Financial Products revenues increased $0.6 million, or 6.5%, in the second quarter of 2004 and increased $3.3 million, or 18.0%, for the six months ended June 30, 2004, compared with the same periods of 2003.

Licensing revenues increased $0.4 million, or 4.7%, in the second quarter of 2004 and increased $2.9 million, or 17.2% for the six months ended June 30, 2004, compared with the same periods of 2003. These increases were primarily due to an increase in options trading volume on the QQQSM and an increase in options and futures trading volume on Nasdaq indices. Licensing revenues primarily include trademark and licensing revenues related to the QQQ and other financial products linked to Nasdaq indices issued in the United States and abroad. The QQQ is the trading symbol for the shares of the Nasdaq-100 Index Tracking Stock. QQQ represents units of beneficial interest in a unit investment trust, the Nasdaq-100 Trust, that holds shares of the top 100 U.S. and international non-financial stocks listed on The Nasdaq Stock Market that comprise the Nasdaq-100 Index.

Direct Expenses

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(in millions)
Compensation and benefits	$36.9	$46.6	$74.3	$92.3
Marketing and advertising	3.6	5.4	6.2	10.3
Depreciation and amortization	16.5	25.1	36.1	47.9
Professional and contract services	4.7	8.9	9.9	21.6
Computer operations and data communications	27.4	29.3	58.6	60.8
Provision for bad debts	0.4	1.5	0.6	1.6
Occupancy	6.9	7.7	14.2	15.5
General and administrative	3.3	8.5	8.2	18.1
Total direct expenses	$99.7	$133.0	$208.1	$268.1

Direct expenses decreased $33.3 million, or 25.0%, in the second quarter of 2004 and decreased $60.0 million, or 22.4%, for the six months ended June 30, 2004, compared with the same periods of 2003.

Compensation and benefits expense decreased $9.7 million, or 20.8%, in the second quarter of 2004 and decreased $18.0 million, or 19.5%, for the six months ended June 30, 2004, compared with the same periods of 2003. These decreases were primarily due to decreased headcount due to reductions in force as a result of Nasdaq’s 2003 strategic review, which eliminated a total of 329 positions (110 positions as of June 30, 2003) and additional headcount reductions of 45 positions during the first and second quarters of 2004. Partially offsetting these declines were charges recorded during the first and second quarters of 2004 of $2.8 million for severance and outplacement costs. Total headcount was 1,108 on June 30, 2003 compared with 870 on June 30, 2004. See “Strategic Review,” and “Reduction in Force,” of Note 2, “Significant Transactions,” to the condensed consolidated financial statements for further discussion.

Marketing and advertising expense decreased $1.8 million, or 33.3%, in the second quarter of 2004 and decreased $4.1 million, or 39.8%, for the six months ended June 30, 2004, compared with the same periods of 2003. These decreases were primarily due to a decline in overall marketing and advertising expenditures including media advertising, direct marketing and event sponsorship as part of Nasdaq’s cost reduction plan.

Depreciation and amortization expense decreased $8.6 million, or 34.3%, in the second quarter of 2004 and decreased $11.8 million, or 24.6%, for the six months ended June 30, 2004, compared with the same periods of 2003. These decreases were primarily due to incremental depreciation and amortization expense on certain assets which was higher for both the three and six months ended June 30, 2003 than in the same periods of 2004. Incremental depreciation and amortization expense was associated with Nasdaq’s quoting platform and its trading and quoting network as Nasdaq migrates to lower cost operating environments as part of Nasdaq’s cost reduction plan. The elimination of certain products as part of Nasdaq’s 2003 strategic review also contributed to the decline in depreciation and amortization expense for the year-to-date period. See “Strategic Review” and “Technology Migration,” of Note 2, “Significant Transactions,” to the condensed consolidated financial statements for further discussion.

Professional and contract services expense decreased $4.2 million, or 47.2%, in the second quarter of 2004 and decreased $11.7 million, or 54.2%, for the six months ended June 30, 2004, compared with the same periods of 2003. These decreases were primarily due less reliance on outside contractors as part of Nasdaq’s cost reduction plan.

Computer operations and data communicationsexpense decreased $1.9 million, or 6.5%, in the second quarter of 2004 and decreased $2.2 million, or 3.6%, for the six months ended June 30, 2004, compared with the same periods of 2003. These decreases were primarily due to lower costs associated with (1) providing computer links to customers due to lower demand for such services as noted in the discussion of Market Services—Nasdaq Market Center, (2) the renegotiated MCI contract effective June 1, 2004 and (3) maintenance contracts due to the favorable renegotiation of certain maintenance contracts in 2004 and the retirement of certain equipment in the second and third quarters of 2003. These decreases were partially offset by acceleration of certain operating leases associated with Nasdaq’s quoting platform and its trading and quoting network as it migrates to lower cost operating environments. The elimination of certain products as part of Nasdaq’s 2003 strategic review further contributed to the declines for the year-to-date period. See “Strategic Review” and “Technology Migration,” of Note 2, “Significant Transactions,” to the condensed consolidated financial statements for further discussion.

Provision for bad debts decreased $1.1 million, or 73.3%, in the second quarter of 2004 and decreased $1.0 million, or 62.5%, for the six months ended June 30, 2004, compared with the same periods of 2003. These decreases were primarily due to a lower number of delistings and better collection results in 2004.

Occupancy expense decreased $0.8 million, or 10.4%, in the second quarter of 2004 and decreased $1.3 million, or 8.4%, for the six months ended June 30, 2004, compared with the same periods of 2003. These decreases were primarily due to Nasdaq’s consolidation of leased office space as part of Nasdaq’s costs reduction plan.

General and administrative expense decreased $5.2 million, or 61.2%, in the second quarter of 2004 and decreased $9.9 million, or 54.7%, for the six months ended June 30, 2004, compared with the same periods of 2003. These decreases were primarily due to losses from Nasdaq’s equity investment in NQLX recorded in the three months ended June 30, 2003. On July 24, 2003, Nasdaq redeemed its interest in the NQLX joint venture and transferred its ownership interest to LIFFE. Also contributing to the decrease was a decline in overall spending in 2004 as a result of Nasdaq’s cost reduction plan. See “Strategic Review,” of Note 2, “Significant Transactions,” to the condensed consolidated financial statements for further discussion.

Elimination of Non-Core Product Lines, Initiatives and Severance

Strategic Review

During the second quarter of 2003, Nasdaq announced the results of a strategic review of its operations designed to position Nasdaq for improved profitability and growth. The strategic review included the elimination of non-core products and initiatives and resulted in a reduction in Nasdaq’s workforce. For the three and six months ended June 30, 2003, a pre-tax charge to earnings of $59.8 million was recorded. The net impact to Nasdaq was a pre-tax charge of $57.8 million. The difference represented charges absorbed by minority shareholders of Nasdaq Europe. Additional charges were recorded in the third and fourth quarters of 2003 marking the completion of the charges associated with Nasdaq’s strategic review. The charge of $59.8 million included $45.7 million from continuing operations and $14.1 million from discontinued operations related to Nasdaq Europe. See Note 3, “Discontinued Operations,” to the condensed consolidated financial statements for further discussion. The charge was primarily recorded to Property and equipment, Goodwill, Other intangible assets, Other accrued liabilities and Accrued personnel costs on the Condensed Consolidated Balance Sheets.

The following table summarizes the strategic review charge included in the Condensed Consolidated Statements of Income:

Three and Six Months Ended June 30, 2003
(in millions)
Continuing Operations
Non-Core Product Lines and Initiatives:
Impairment of capitalized software and fixed assets	$7.8
Impairment of goodwill and intangible assets	6.0
Contract cancellations	2.0
Other exit costs	9.2
Total non-core product lines and initiatives	25.0
Severance and benefit costs	20.7
Total continuing operations strategic review charge	$45.7
Discontinued Operations
Severance and benefit costs	$1.8
Impairment of goodwill	8.1
Other exit costs including contract cancellations	4.2
Total discontinued operations strategic review charge	$14.1
Total strategic review charge	$59.8

See “Strategic Review” of Note 2, “Significant Transactions,” to the condensed consolidated financial statements for further discussion.

Nasdaq Japan Impairment Loss

During the second quarter of 2002, Nasdaq recognized an other-than-temporary impairment charge on its equity investment in Nasdaq Japan of $15.2 million. Nasdaq Japan entered into liquidation status in late November 2002 and was completely dissolved in May 2003.

During the second quarter of 2003, Nasdaq reversed $5.0 million of the reserves related to Nasdaq Japan due to favorable contract negotiations and lower legal costs resulting from the complete liquidation of Nasdaq Japan. See “Nasdaq Japan” of Note 2, “Significant Transactions,” to the condensed consolidated financial statements for further discussion.

Support Costs From Related Parties, net

Support costs from related parties, net were $11.7 million and $15.8 million for the three months ended June 30, 2004 and 2003, respectively, a decrease of $4.1 million, or 25.9%, and $23.2 million and $33.0 million for the six months ended June 30, 2004 and 2003, respectively, a decrease of $9.8 million, or 29.7%. These decreases primarily reflect a reduction in surveillance and other regulatory charges from NASD Regulation, Inc. primarily due to the renegotiation of a technology service contract and lower depreciation charges as certain technology assets were fully depreciated during the year ended December 31, 2003. The allocation of this charge among the markets NASD regulates also contributed to the decline.

Net interest expense

Net interest expense was $1.2 million and $2.6 million for the three months ended June 30, 2004 and 2003, respectively, a decrease of $1.4 million, or 53.8%, and $2.7 million and $5.1 million, for the six months ended June 30, 2004 and 2003, respectively, a decrease of $2.4 million, or 47.1%. These decreases were primarily due to the redemption of outstanding debt in the third quarter of 2003. On September 30, 2003, Nasdaq redeemed the $150.0 million outstanding principal amount of the Senior Notes. Nasdaq used funds from available cash and investments to finance the redemption. See “Long—term Debt” of Note 2, “Significant Transactions,” to the condensed consolidated financial statements for further discussion.

Income Taxes

Nasdaq’s income tax provision from continuing operations was $2.6 million and $5.1 million for the three and six months ended June 30, 2004, respectively, compared to an income tax benefit of $12.2 million and $10.4 million for the three and six months ended June 30, 2003, respectively. The overall effective tax rate was 35.0% for the three and six months ended June 30, 2004 compared with 27.3% and 28.1% for the same periods of 2003. The tax benefit for the three and six months ended June 30, 2003 was reduced primarily due to foreign losses for which no tax benefit is derived and the write-off of goodwill, which is not deductible for U.S. tax purposes.

The effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of earnings and losses. These same and other factors, including history of pre-tax earnings and losses, are taken into account in assessing the ability to realize deferred tax assets.

Liquidity and Capital Resources

Nasdaq’s Treasury Department manages Nasdaq’s capital structure, funding, liquidity, collateral and relationships with bankers, investment advisors and creditors. The Treasury Department works jointly with subsidiaries to manage internal and external borrowings.

The Nasdaq Board of Directors approved an investment policy for Nasdaq and its subsidiaries for internally and externally managed portfolios. The goal of the policy is to maintain adequate liquidity at all times and to fund current budgeted operating and capital requirements and to maximize returns. All securities must meet credit rating standards as established by the policy and must be denominated in subsidiary specific currencies. The investment portfolio duration must not exceed 18 months. As of October 2003, the policy prohibits the purchasing of any investment in equity securities. The policy also prohibits any investment in debt interest in an entity that derives more than 25% of its gross revenue from the combined broker-dealer and/or investment advisory businesses of all of its subsidiaries and affiliates. Nasdaq’s investment policy is reviewed annually. Nasdaq also periodically reviews its investments and investment managers.

Cash and cash equivalents and available-for-sale securities totaled $414.7 million as of June 30, 2004 compared with $334.6 million at December 31, 2003, an increase of $80.1 million or 23.9%. This increase was primarily due to the collection of Corporate Client Group’s annual fees, the receipt of a federal tax refund and lower spending as a result of Nasdaq’s cost reduction plan.

Operating Activities

Nasdaq relies primarily on cash flows from continuing operations to provide working capital for current and future operations. Cash flows from operating activities totaled $103.4 million for the six months ended June 30, 2004 and $119.2 million for the six months ended June 30, 2003 a decrease of $15.8 million or 13.3%. Cash inflows are primarily due to cash received from customers less cash paid to suppliers, employees and related parties. The decrease in operating cash flow for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 was primarily due to payments for the elimination of non-core product lines, initiatives and severance and funding of Nasdaq’s pension plan in June 2004 versus September 2003, partially offset by lower expenses as a result of Nasdaq’s cost reduction plan.  See “Strategic Review,” of Note 2, “Significant Transactions” and Note 6, “Employee Benefits” to the condensed consolidated financial statements for further discussion.

Investing and Financing Activities

Net cash used in investing and financing activities was $29.9 million for the six months ended June 30, 2004 and $39.2 million for the six months ended June 30, 2003, a decrease of $9.3 million or 23.7% primarily due to lower capital expenditures partially offset by higher dividend payments.

During the six months ended June 30, 2004, Nasdaq purchased $154.0 million of available-for-sale securities. Capital expenditures for property and equipment were $10.1 million. Investing activities also included proceeds of $142.5 million from the redemption of available-for-sale investments. During the six months ended June 30, 2003, Nasdaq purchased $77.9 million of available-for-sale investments. Capital expenditures for property and equipment were $22.8 million. Investing activities also included proceeds of $66.5 million from the redemption of available-for-sale investments.

Financing activities during the six months ended June 30, 2004 and 2003 primarily consisted of payments of preferred stock dividends to the NASD of $6.3 million and $3.2 million, respectively. None of Nasdaq’s lenders are affiliated with Nasdaq, except to the extent if any that Hellman & Friedman would be deemed an affiliate of Nasdaq due to is ownership of the Subordinated Notes.

Capital Resources and Working Capital

Working capital (calculated as current assets, reduced for held-to-maturity investments classified as current assets, less current liabilities) was $291.3 million at June 30, 2004 compared with $268.2 million at December 31, 2003, an increase of $23.1 million or 8.6%.

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

Commitments

On May 25, 2004, Nasdaq announced it entered into a definitive agreement to acquire Brut, the owner and operator of the Brut ECN, and affiliated entities for a total consideration of $190.0 million in cash, from SunGard. Nasdaq intends to finance the purchase from available cash and investments, which totaled $445.3 million as of June 30, 2004. The board of directors of each company has approved the transaction, which is expected to close during the third quarter of 2004, subject to customary closing conditions and regulatory approvals.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risks of changes in the value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. Nasdaq’s primary market risk is associated with fluctuations in interest rates and the effects that such fluctuations may have on its investment portfolio and outstanding debt. As of June 30, 2004, investments consist primarily of fixed income instruments with an average duration of 1.20 years. The primary objective of Nasdaq’s investments in debt securities is to preserve principal while maximizing yields, without significantly increasing risk. Nasdaq’s outstanding debt obligations generally specify a fixed interest rate until May 2007 and a floating interest rate based on the lender’s cost of funds until maturity in 2012. These investment securities and outstanding debt are subject to interest rate risk and their fair values may fluctuate with changes in interest rates. Management does not believe that a 100 basis point fluctuation in market interest rates will have a material effect on the carrying value of Nasdaq’s investment portfolio or outstanding debt as of June 30, 2004. Nasdaq does not currently hedge these interest rates.

At June 30, 2004, Nasdaq had no significant foreign currency exposure or related hedges. Nasdaq periodically re-evaluates its foreign currency and hedging policies and may choose to enter into future transactions.

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

The Nasdaq Stock Market, Inc.
PART II—OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders of Nasdaq held on May 26, 2004, the following matters were submitted to a vote of security holders:

1.           A proposal was submitted for the election of five Class 1 Directors to the Nasdaq Board of Directors.

Directors Standing For Election	Term Expires	Votes For	Votes Withheld
H. Furlong Baldwin	2007	60,477,807	208,773
Robert Greifeld	2007	60,497,339	189,241
Thomas M. Joyce	2007	58,712,685	1,973,895
Arvind Sodhani	2007	60,459,633	226,947
Fred D. Thompson	2007	60,495,528	191,052

Nominees required a favorable vote of a plurality of voting interests present and entitled to vote, in person or by proxy, at a meeting. Accordingly, the directors standing for election were elected.

Continuing Directors	Expires
Michael Casey	2006
Jeffrey N. Edwards	2006
Lon Gorman	2006
John P. Havens	2005
Patrick Healy	2005
John D. Markese	2006
Thomas F. O’Neill	2006
James S. Riepe	2006
Thomas G. Stemberg	2005
Thomas W. Weisel	2005
Mary Jo White	2005
Deborah L. Wince-Smith	2006

2.           A proposal was submitted and adopted to ratify the appointment of Ernst & Young LLP as Nasdaq’s independent auditors for the fiscal year ending December 31, 2004.

Votes For	60,625,054
Votes Against	32,925
Abstentions	28,601

Item 6.   Exhibits and Reports on Form 8-K

(a)	Exhibits:
The exhibits required by this item are set forth on the Exhibit Index attached hereto.
(b)	Reports on Form 8-K:
The following reports on Form 8-K were filed or furnished during the quarter ended June 30, 2004.
1. Form 8-K, dated May 26, 2004 (Items 5 and 7)
2. Form 8-K, dated April 29, 2004 (Items 7 and 12).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Nasdaq Stock Market, Inc.
(Registrant)
Date: August 6, 2004	By:	/s/ Robert Greifeld
		Name:	Robert Greifeld
		Title:	President and Chief Executive Officer
Date: August 6, 2004	By:	/s/ David P. Warren
		Name:	David P. Warren
		Title:	Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Name
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