Form 10-Q
period 2004-09-30
NASDAQ STOCK MARKET INC
filed 2004-11-05
CIK 1120193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of October 31, 2004, 78,621,393 shares of the Registrant’s common stock, par value $0.01 per share (“Common Stock”), were outstanding.

The Nasdaq Stock Market, Inc.
Form 10-Q
For the Quarter Ended September 30, 2004
INDEX

i

Forward-looking statements in this Quarterly Report on Form 10-Q are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, The Nasdaq Stock Market, Inc.’s (“Nasdaq”) ability to implement its strategic initiatives, economic, political, and market conditions and fluctuations, government and industry regulation, interest rate risk, United States and global competition and other factors that are more fully described under the caption “Item 1. Business—Risk Factors” in The Nasdaq Stock Market, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of September 30, 2004. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events, or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

ii

The Nasdaq Stock Market, Inc.
PART I—FINANCIAL INFORMATION

Item 1.   Financial Statements

The Nasdaq Stock Market, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenues
Market Services	$73,304	$89,687	$218,361	$297,374
Issuer Services	50,646	50,484	153,935	152,571
Other	20	1,729	91	1,890
Total revenues	123,970	141,900	372,387	451,835
Cost of revenues	(9,177)	—	(9,177)	—
Gross margin	114,793	141,900	363,210	451,835
Expenses
Compensation and benefits	38,094	36,745	112,424	129,039
Marketing and advertising	2,819	3,549	8,996	13,820
Depreciation and amortization	18,871	21,158	54,997	69,045
Professional and contract services	6,676	7,104	16,589	28,679
Computer operations and data communications	22,613	32,630	81,243	93,422
Provision for bad debts	772	—	1,321	1,584
Occupancy	7,146	7,613	21,326	23,143
General and administrative	15,648	6,657	23,820	24,797
Total direct expenses	112,639	115,456	320,716	383,529
Elimination of non-core product lines, initiatives and severance	—	23,803	—	69,551
Nasdaq Japan impairment loss	—	—	—	(5,000)
Support costs from related parties, net	11,120	15,448	34,293	48,418
Total expenses	123,759	154,707	355,009	496,498
Operating (loss) income	(8,966)	(12,807)	8,201	(44,663)
Interest income	1,519	2,488	4,578	7,860
Interest expense	(2,873)	(5,182)	(8,613)	(15,634)
Operating (loss) income from continuing operations before income taxes	(10,320)	(15,501)	4,166	(52,437)
Benefit (provision) for income taxes	4,835	7,758	(235)	18,132
Net (loss) income from continuing operations	$(5,485)	$(7,743)	$3,931	$(34,305)
Loss from discontinued operations (net of income tax benefit of $211 and $1,186 in the three and nine months ended September 30, 2003, respectively)	—	(30,836)	—	(50,716)
Gain on disposition of discontinued operations	—	571	—	571
Loss from discontinued operations	—	(30,265)	—	(50,145)
Net (loss) income	$(5,485)	$(38,008)	$3,931	$(84,450)
Net loss applicable to common stockholders:
Net (loss) income	$(5,485)	$(38,008)	$3,931	$(84,450)
Preferred stock dividends declared	(1,004)	(2,542)	(7,350)	(5,736)
Net loss applicable to common stockholders	$(6,489)	$(40,550)	$(3,419)	$(90,186)
Basic and diluted net loss per share:
Continuing operations	$(0.08)	$(0.13)	$(0.04)	$(0.51)
Discontinued operations	—	(0.39)	—	(0.64)
Total basic and diluted net loss per share	$(0.08)	$(0.52)	$(0.04)	$(1.15)

See accompanying notes.

The Nasdaq Stock Market, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and par value amounts)

	September 30, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$47,986	$148,929
Investments:
Available-for-sale, at fair value	188,982	185,704
Held-to-maturity, at amortized cost	25,600	23,765
Receivables, net	92,282	111,405
Receivables from related parties	233	7,731
Deferred tax asset	29,633	40,460
Other current assets	14,134	11,623
Total current assets	398,850	529,617
Investments:
Held-to-maturity, at amortized cost	5,010	4,506
Property and equipment:
Land, buildings and improvements	96,708	96,578
Data processing equipment and software	313,359	346,928
Furniture, equipment and leasehold improvements	157,162	168,478
	567,229	611,984
Less: accumulated depreciation and amortization	(361,894)	(369,041)
Total property and equipment, net	205,335	242,943
Non-current deferred tax asset	55,788	72,079
Goodwill	141,730	—
Intangible assets	42,399	871
Other assets	1,423	1,238
Total assets	$850,535	$851,254
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$37,288	$29,959
Accrued personnel costs	45,933	48,817
Deferred revenue	84,013	59,739
Other accrued liabilities	64,299	75,951
Current obligation under capital lease	—	1,607
Payables to related parties	8,805	21,558
Total current liabilities	240,338	237,631
Senior notes	25,000	25,000
Subordinated notes	240,000	240,000
Accrued pension costs	24,185	26,831
Non-current deferred tax liability	35,316	40,917
Non-current deferred revenue	90,804	84,703
Other liabilities	37,810	35,476
Total liabilities	693,453	690,558
Stockholders’ equity
Common stock, $0.01 par value, 300,000,000 authorized, shares issued: 130,653,191 at September 30, 2004 and 130,611,221 at December 31, 2003; shares outstanding: 78,618,593 at September 30, 2004 and 78,483,919 at December 31, 2003	1,306	1,306
Preferred stock, 30,000,000 authorized, Series A: 1,338,402 shares issued and outstanding; Series B: 1 share issued and outstanding	133,840	133,840
Additional paid-in capital	358,535	358,923
Common stock in treasury, at cost: 52,034,598 shares at September 30, 2004 and 52,127,302 shares at December 31, 2003	(666,543)	(667,765)
Accumulated other comprehensive (loss) income	(593)	86
Deferred stock compensation	(1,292)	(1,102)
Common stock issuable	2,721	2,881
Retained earnings	329,108	332,527
Total stockholders’ equity	157,082	160,696
Total liabilities and stockholders’ equity	$850,535	$851,254

See accompanying notes.

The Nasdaq Stock Market, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine months ended September 30,
	2004	2003
Reconciliation of net income (loss) to cash provided by operating activities
Net income (loss)	$3,931	$(84,450)
Net loss from discontinued operations	—	(50,145)
Net income (loss) from continuing operations	$3,931	$(34,305)
Non-cash items included in net income (loss):
Depreciation and amortization	54,997	69,045
Amortization of restricted stock awards	409	122
Provision for bad debts	1,321	1,584
Loss from equity method affiliates	—	1,196
Deferred taxes	19,562	(473)
Elimination of non-core product lines, initiatives and severance	—	46,033
Nasdaq Japan impairment loss	—	(5,000)
Other non-cash items included in net income	2,975	9,955
Net change in:
Receivables, net	36,167	28,996
Receivables from related parties	8,100	4,566
Other current assets	(4,644)	(3,487)
Other assets	(394)	12,244
Accounts payable and accrued expenses	(4,604)	(23,429)
Accrued personnel costs	(5,082)	(11,377)
Deferred revenue	30,375	1,806
Other accrued liabilities	(8,415)	6,903
Obligation under capital leases	(1,607)	(2,633)
Payables to related parties	(13,355)	(11,954)
Accrued pension costs	(2,646)	1,640
Other liabilities	2,334	4,927
Cash provided by continuing operations	119,424	96,359
Cash used in discontinued operations	—	(20,817)
Cash provided by operating activities	119,424	75,542
Cash flow from investing activities
Proceeds from redemptions of available-for-sale investments	205,985	177,391
Purchases of available-for-sale investments	(213,233)	(151,712)
Proceeds from maturities of held-to-maturity investments	26,828	15,600
Purchases of held-to-maturity investments	(29,058)	(15,452)
Acquisition of Toll	(190,000)	—
Capital contribution to Nasdaq LIFFE joint venture	—	(2,500)
Purchases of property and equipment	(13,828)	(25,638)
Proceeds from sales of property and equipment	247	42
Cash used in investing activities	(213,059)	(2,269)
Cash flow from financing activities
Payments for treasury stock purchases	(85)	(147)
Decrease in long term debt	—	(150,000)
Issuances of common stock	380	640
Preferred stock dividends	(7,350)	(5,736)
Contribution to the NASD	(253)	(102)
Cash used in financing activities	(7,308)	(155,345)
Decrease in cash and cash equivalents	(100,943)	(82,072)
Cash and cash equivalents at beginning of period	148,929	201,463
Cash and cash equivalents at end of period	$47,986	$119,391
Supplemental Disclosure of Non-Cash Flow Activities
Cash paid for (received):
Interest	$8,615	$16,408
Income tax refund, net of taxes paid	$(51,517)	$(13,084)

See accompanying notes.

The Nasdaq Stock Market, Inc.
Notes to Condensed Consolidated Financial Statements

1.   Organization and Nature of Operations

Nasdaq® operates The Nasdaq Stock Market®, the largest electronic screen-based equity securities market in the United States. Nasdaq is a majority-owned subsidiary of the National Association of Securities Dealers, Inc. (the “NASD”). Nasdaq is the parent company of Nasdaq Global Holdings (“Nasdaq Global®”); Nasdaq Financial Products Services, Inc. (“Nasdaq Financial Products”); Nasdaq International Market Initiatives, Inc. (“NIMISM”); Nasdaq Europe Planning Company, Limited (“Nasdaq Europe Planning®”); Nasdaq International, Ltd. (“Nasdaq InternationalSM”); Nasdaq Canada, Inc. (“Nasdaq Canada®”); Nasdaq Technology Services, LLC (“Nasdaq Technology”); and as of September 7, 2004, Toll Associates LLC (“Toll”), collectively referred to as “Nasdaq.” These entities are wholly-owned by Nasdaq. Nasdaq Global, which is incorporated in Switzerland and served as a holding company for several corporations incorporated internationally, will be completely liquidated by the end of 2004. Nasdaq also has determined to dissolve or otherwise wind-down Nasdaq Europe Planning, which was formed to expand Nasdaq into the European community and is currently inactive. NIMI is an entity that employed Nasdaq’s expatriates assigned to Nasdaq’s international subsidiaries. Nasdaq International is a London-based marketing company. Nasdaq Financial Products is the sponsor of the Nasdaq-100 TrustSM. Nasdaq Financial Product Services (Ireland) Limited (“Nasdaq Ireland”) is a wholly-owned subsidiary of Nasdaq Financial Products. Nasdaq Ireland is the manager of The Nasdaq ETF Funds plc. Nasdaq Canada is an extension of Nasdaq’s North American trading platform within Canada, which has received regulatory approval to provide trading access in two provinces, Quebec and British Columbia. Nasdaq Technology is a company established in 2004 to provide software, hosting and disaster recovery services.

On September 7, 2004, Nasdaq completed its acquisition of Toll and affiliated entities from SunGard Data Systems Inc. (“SunGard”). Toll is a holding company that owns a 99.8% interest in Brut, LLC (“Brut”), the owner and operator of the Brut electronic communication network (“ECN”), a broker dealer registered pursuant to the Securities Exchange Act of 1934. Toll also has a 100.0% interest in Brut Inc. (“Brut Inc.”), which owns the remaining 0.2% interest in Brut and serves as its manager pursuant to an operating agreement. Brut also owns Brut Europe Limited (“Brut Europe”), a wholly-owned subsidiary set up to generate a European subscriber base, which is currently inactive.  See “Acquisition of Brut,” of Note 2, “Significant Transactions,” and Note 3, “Acquisition of Brut,” for further discussion.

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

In 2003, Nasdaq changed its organizational structure from operating in one segment to operating in two segments. Under the new structure, Nasdaq’s Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”). Nasdaq’s two segments are managed and operated as strategic business units and organized by products and services. Reportable segments are Market Services and Issuer Services. In March 2004, Nasdaq rebranded its execution services and trade reporting services—Automated Confirmation Transaction ServiceSM (“ACTSM”) as the Nasdaq Market CenterSM, which is within the Market Services segment. The Nasdaq Market Center includes Nasdaq’s quoting, trading and trade reporting services for securities listed on

Nasdaq and the New York Stock Exchange (“NYSE”) and American Stock Exchange (“Amex”). Revenues from execution systems previously known as SuperMontage® and Computer Assisted Execution SystemSM (“CAESSM”) and revenues from ACT are included in the Nasdaq Market Center. Beginning with the quarter ended June 30, 2004, revenues from Access Services, Advanced Computer Execution Systems (“ACES”) and Nasdaq InterMarket (revenues derived from the sale of tape data (Tape Fee revenues) for securities listed on exchanges) were also included with Nasdaq Market Center revenues as these products and services are considered transaction-based services. In addition, beginning September 7, 2004 with the acquisition of Brut, execution revenues from transactions executed through Brut are included in Nasdaq Market Center revenues. Pursuant to Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” (“EITF 99-19”) revenues from these transactions are recorded on a gross basis in revenues and expenses such as liquidity rebate payments are recorded in cost of revenues as Brut acts as principal. Nasdaq’s other execution revenues will continue to be reported net of the liquidity rebate as Nasdaq does not act as principal. Also, beginning with the quarter ended June 30, 2004, revenues from Nasdaq’s Level 1 Service, the Nasdaq Quotation Dissemination ServiceSM (“NQDSSM”), TotalViewSM and Mutual Fund Quotation ServiceSM (“MFQSSM”) were rebranded as Nasdaq Market Services Subscriptions revenues as these products and services are considered subscription-based services. Revenues from SuperMontage, CAES, ACT, Access Services and ACES were previously reported as Transaction Services and revenues from Nasdaq InterMarket, Level 1 Service, NQDS, TotalView and MFQS were previously reported as Market Information Services both within the Market Services segment. See Note 10, “Segments,” for further discussion.

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

2.   Significant Transactions

Acquisition of Brut

On September 7, 2004, Nasdaq announced the completion of its acquisition of Brut, the owner of the Brut ECN and affiliated entities, from SunGard for a total consideration of $190.0 million in cash, subject to certain post-closing adjustments. See Note 1 “Organization and Nature of Operations” for further discussion of the entities acquired. Nasdaq financed the purchase from available cash and investments.  As a result of this acquisition, Nasdaq expects that its customers will benefit from enhanced execution quality, additional quote information and a deeper pool of liquidity in Nasdaq-listed securities and securities listed on other exchanges. Nasdaq’s customers also benefit from the ability to access liquidity from multiple destinations outside the Nasdaq Market Center through the use of Brut’s sophisticated order routing technology.

The integration of Brut’s services into Nasdaq is designed to be seamless to both Nasdaq and Brut customers. Brut continues to operate under the Brut name as a broker-dealer; however, it will operate as part of The Nasdaq Stock Market. Brut is subject to the SEC’s Uniform Net Capital Rule (the “Rule”), which requires the maintenance of minimum net capital. Brut has elected to use the basic method permitted by the Rule to determine its net capital, which requires Brut maintain minimum net capital equal to the greater of $100,000 or 6 2/3% of aggregate indebtedness, as defined. The rule also requires that aggregate indebtedness not exceed 15 times net capital. At September 30, 2004, Brut had net capital of $13.1 million, which was $12.2 million in excess of its required net capital of $0.9 million.

In connection with the transaction, Nasdaq and SunGard entered into a hosting and multi-year processing agreement for SunGard to provide real-time securities clearance and settlement system for certain Nasdaq trades. See Note 11, “Commitments and Contingencies,” for further discussion.

Preferred Stock

On February 20, 2002, Nasdaq issued 1,338,402 shares of Series A Cumulative Preferred Stock (face and liquidation value of $100 per share, plus any accumulated unpaid dividends). The NASD owns all of the outstanding shares of Series A Preferred Stock. Dividends payable to the NASD on the Series A Preferred Stock began accruing in March 2003. The Series A Preferred Stock carried a 7.6% dividend rate for the year commencing March 2003 and a 10.6% dividend rate in all years commencing after March 2003, payable at the discretion of Nasdaq’s Board of Directors. On September 30, 2004, the NASD agreed to a waiver of a portion of the dividend for the third quarter of 2004 and accepted an aggregate amount of $1.0 million (calculated based on an annual rate of 3.0%) as payment in full of the dividend for this period. Both parties are currently in discussions on an amendment to the terms of the Series A Preferred Stock.

Real Estate Consolidation

In 2001, Nasdaq signed a lease for expansion space on one of the floors it currently occupies at its One Liberty Plaza headquarters located in New York, which was to commence on October 1, 2004. Nasdaq’s management does not intend to occupy this space and began marketing the expansion space for sublease during the third quarter of 2004. Nasdaq is obligated under the terms of the expansion space lease to pay $33.9 million over the remaining life of the lease and recorded an estimated loss on the sublease of $12.8 million, which is included in General and administrative expenses on the Condensed Consolidated Statements of Income. The estimated loss was calculated using a 7.5% net discount rate and estimated 17-year sublease term commencing in January 2006 at estimated market rates. In addition, Nasdaq expects to record an additional estimated sublease loss reserve of approximately $5.0 million in the fourth quarter of 2004 for the remaining space on one of the floors it currently occupies but intends to vacate.

During 2003, Nasdaq decided to vacate part of the space it occupies in Rockville, Maryland located at 9600 Blackwell and recorded an estimated loss on the sublease of $2.3 million, which was included in general and administrative expenses on the Condensed Consolidated Statements of Income. Nasdaq’s management has re-evaluated its decision to vacate the space at 9600 Blackwell and decided instead to sell the building it owns and occupies in Rockville Maryland located at 9513 Key West Avenue. Based on Nasdaq’s management’s revised decision, Nasdaq released the sublease loss reserve recorded for 9600 Blackwell which totaled $1.9 million, net of rental payments, in September 30, 2004, which is recorded in general and administrative expense on the Condensed Consolidated Statements of Income. Nasdaq expects to begin marketing the 9513 Key West building for sale in the fourth quarter of 2004 and will classify the building as held-for-sale at such time. Accordingly, an estimated loss on the sale of the building of approximately $9.0 million will be recorded in the fourth quarter of 2004 and related depreciation on the building will cease at such time. Nasdaq plans on moving all employees from 9513 Key West Avenue to 9600 Blackwell beginning in the fourth quarter of 2005.

In September 2004, Nasdaq also evaluated its real estate needs in Trumbull, Connecticut. Nasdaq currently owns and occupies a building located at 80 Merritt Boulevard and leases and occupies another building located at 35 Nutmeg Drive. Nasdaq’s management determined that based on staff reductions, all employees in Trumbull will consolidate into Nasdaq’s building at 80 Merritt Boulevard. Although Nasdaq’s lease at 35 Nutmeg Drive terminates in July 2008, Nasdaq plans on moving all employees from 35 Nutmeg Drive to 80 Merritt Boulevard by the end of 2005. As a result, Nasdaq expects to record a charge of approximately $2.5 million in the fourth quarter of 2005 when it completely vacates 35 Nutmeg Drive for its remaining lease obligation. In order to accommodate all of the employees in the Merritt building, a data center will be converted into office space. The data center will cease being used by the end of February 2005, and accordingly, Nasdaq began accelerating the data center fixed assets and leasehold improvements over the new estimated useful life. Nasdaq recorded $1.1 million of accelerated depreciation for the data center assets in the three and nine months ending September 30, 2004 and will record an additional $5.5 million between the fourth quarter of 2004 and first quarter of 2005.

Reduction in Force

During the three and nine months ended September 30, 2004, 101 and 146 positions, respectively, were eliminated associated with staff reduction plans and Nasdaq recorded charges of $4.8 million and $7.6 million, respectively, for severance and outplacement costs. Nasdaq paid approximately $1.0 million and $2.3 million during the three and nine months ended September 30, 2004, respectively, for these severance and outplacement costs from the staff reduction plans. Nasdaq expects to pay the remainder of the severance and outplacement costs by the end of the fourth quarter of 2005. Total headcount decreased from 956 employees at December 31, 2003 to 891 employees at September 30, 2004.

Technology Migration

As a result of a continued review of its technology infrastructure, Nasdaq shortened the estimated useful life of certain assets and changed the lease terms on certain operating leases associated with its quoting platform and its trading and quoting network as it migrates to lower cost operating environments which resulted in incremental depreciation and amortization expense. The incremental depreciation and amortization expense associated with these assets and operating leases was $5.6 million and $17.5 million, during the three and nine months ended September 30, 2004, respectively. In the fourth quarter of 2004 Nasdaq expects to incur approximately $8.0 million in additional charges related to its continuing review of technology operations.

Strategic Review

During the second quarter of 2003, Nasdaq announced the results of a strategic review of its operations designed to position Nasdaq for improved profitability and growth. The strategic review included the elimination of non-core products and initiatives and resulted in a reduction in Nasdaq’s workforce. For the three and nine months ended September 30, 2003, a pre-tax charge to earnings of $49.3 million and $109.1 million, respectively, was recorded. The net impact to Nasdaq was a pre-tax charge for the three and nine months ended September 30, 2003 of $49.3 million and $107.1 million, respectively. The difference represented costs absorbed by minority shareholders of Nasdaq Europe. Additional charges were recorded in the fourth quarter of 2003 marking the completion of the charges associated with Nasdaq’s strategic review. The charges of $49.3 million and $109.1 million for the three and nine months ended September 30, 2003, respectively, included $23.8 million and $69.5 million, respectively, from continuing operations and $25.5 million and $39.6 million, respectively, from discontinued operations related to Nasdaq Europe and IndigoMarkets Ltd. (“IndigoMarkets”). See Note 4, “Discontinued Operations,” for further discussion. The charge was primarily recorded to Property and equipment,

Goodwill, Other intangible assets, Other accrued liabilities and Accrued personnel costs on the Condensed Consolidated Balance Sheets.

The following table summarizes the strategic review charges included in the Condensed Consolidated Statements of Income:

	Three months ended September 30, 2003	Nine months ended September 30, 2003
	(in millions)
Continuing Operations
Non-Core Product Lines and Initiatives:
Impairment of capitalized software and fixed assets	$—	$7.8
Impairment of goodwill and intangible assets	1.1	7.1
Contract cancellations	—	2.0
Other exit costs	0.8	10.0
Total non-core product lines and initiatives	1.9	26.9
Severance and benefit costs	8.7	29.4
Loss on early extinguishment of debt	13.2	13.2
Total continuing operations strategic review charge	$23.8	$69.5
Discontinued Operations
Nasdaq Europe:
Impairment of technology platform	$25.4	$25.4
Severance and benefit costs	—	1.8
Impairment of goodwill	—	8.1
Other exit costs including contract cancellations	0.7	4.9
Total Nasdaq Europe	26.1	40.2
Gain on disposition of IndigoMarkets	(0.6)	(0.6)
Total discontinued operations strategic review charge	$25.5	$39.6
Total strategic review charge	$49.3	$109.1

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

The charge related to the elimination of the above non-core products and initiatives was approximately $1.9 million and $26.9 million for the three and nine months ended September 30, 2003. The $1.9 million charge in the third quarter of 2003 primarily represented impairment of certain intangibles. Included in the charge for the nine months ended September 30, 2003, was the reduction of Nasdaq’s investment in NQLX of $6.3 million due to the redemption of Nasdaq’s interest in the NQLX joint venture, the impairment of goodwill of $4.1 million associated with Nasdaq Tools, the impairment of certain intangible assets of $3.0 million, impairment of various capitalized software and fixed assets of $7.8 million, contract cancellations of $2.0 million and other costs of $3.7 million.

In addition, the charges from continuing operations recorded in the three and nine months ended September 30, 2003 included severance costs of $8.7 million and $29.4 million, respectively, and the loss on early extinguishment of long-term debt of $13.2 million recorded in the three months ended September 30, 2003. The severance costs included $6.9 million and $11.2 million for the three and nine months ended September 30, 2003, respectively, related to the reductions in force of 100 and 210 employees, respectively. The remaining $1.8 million and $18.2 million of severance costs for the three and nine months ended September 30, 2003, respectively, related to the fulfillment of employment contracts and obligations associated with the retirement and departure of certain members of senior management. Total headcount was 1,004 as of September 30, 2003 versus 1,227 as of December 31, 2002. Nasdaq recorded additional severance costs in the fourth quarter of 2003 as a part of the strategic review. The extinguishment of debt costs relate to the redemption of $150.0 million in aggregate principal amount of Nasdaq’s 5.83% Senior Notes due 2007 (the “Senior Notes”). In conjunction with its strategic review, Nasdaq reassessed its capital needs and determined that it no longer needed the liquidity of the Senior Notes. See Long-term debt section below for further discussion.

The following table summarizes the strategic review accrual activity from December 31, 2003 through September 30, 2004. These accruals are recorded in Other accrued liabilities and Accrued personnel costs in the Current liabilities section and in Other liabilities in the Non-current liabilities section of the Condensed Consolidated Balance Sheets. Nasdaq expects to fund the majority of these reserves by the end of 2004, except for a $4.6 million contract payment that is due January 2006.

	Severance for U.S. Employees	Products & Other	Total
	(in millions)
Accrued liabilities associated with the strategic review as of December 31, 2003	$16.4	$10.7	$27.1
Cash payments	(8.7)	(9.3)	(18.0)
Accrued liabilities associated with the strategic review as of September 30, 2004	$7.7	$1.4	$9.1

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

At the time of the transfer, Nasdaq Europe had approximately $15 million of external debt, accrued interest and other liabilities. Nasdaq has recorded liabilities of approximately $15 million that management continues to believe are sufficient to satisfy any potential claims against Nasdaq. Nasdaq and Nasdaq Europe, now known as Easdaq SA/NV (“Easdaq”), entered into an agreement dated as of October 27, 2004, providing in relevant part that Easdaq is to reach agreements with certain of its creditors to settle these creditors’ existing claims against Easdaq. Nasdaq will be a third party beneficiary of these creditor agreements and expects to be able to release the $15 million reserve it currently maintains in connection with such claims and liabilities.

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

The charges related to the orderly wind-down and liquidation of market operations in Belgium and Germany were approximately $26.1 million and $40.2 million (excluding the minority interest benefit of $2.0 million) for the three and nine months ended September 30, 2003, respectively. The $26.1 million charge for the three months ended September 30, 2003 primarily represented the $25.4 million impairment of certain technology platforms held for sale and owned by Nasdaq Europe. The $40.2 million charge for the nine months ended September 30, 2003, included the $25.4 million impairment of the technology platforms, the impairment of goodwill of $8.1 million, severance costs of $1.8 million and other costs including contract cancellations of $4.9 million.

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

Nasdaq Member Revenue Sharing

In August 2003, Nasdaq implemented the Nasdaq General Revenue Sharing Program, which like the General Revenue Sharing Program of The National Stock Exchange, a regional stock exchange, shares operating revenue from multiple business lines in addition to Tape Fee revenue. The new discretionary program shares operating revenue, which is interpreted to mean net revenue after expenses from all services that derive revenue from member trading and trade-reporting activity in Nasdaq-listed securities. As such, the program is designed to provide an incentive for quoting market participants to send orders and report trades to the Nasdaq Market Center. Nasdaq did not share any revenues during 2003 under the General Revenue Sharing Program. For the three and nine months ended September 30, 2004, Nasdaq shared approximately $5.1 million and $16.0 million, respectively, under this new program which is shown net within Market Services revenues. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Market Services, for further discussion.

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

3.   Acquisition of Brut

As previously discussed, on September 7, 2004 (See “Acquisition of Brut,” of Note 2, “Significant Transactions”), Nasdaq announced the completion of its acquisition of Brut and related entities, including Toll, from SunGard for a total consideration of $190.0 million in cash, subject to certain post-closing adjustments. In addition, Nasdaq incurred direct costs of $3.3 million associated with the acquisition. Brut and related affiliated are included within the Market Services segment.

Nasdaq had not finalized the allocation of the purchase price as of September 30, 2004. Nasdaq expects future adjustments related to taxes and settlement of post-closing adjustments. An estimation of the purchase price allocation was prepared and included as part of these financial statements. The purchase price has been allocated as follows: $6.3 million to net assets, $42.0 million to identifiable intangible assets, and $141.7 million to goodwill.

The following table presents details of the identifiable intangible assets acquired in the Brut acquisition:

	Amount	Estimated Average Useful Life
	(in millions)	(in years)
Identifiable intangible assets
Technology	$15.7	10.0
Customer relationships	26.3	10.0
Total	$42.0

The unaudited pro forma combined historical results for the three and nine months ended September 30, 2004 and 2003, as if Nasdaq had acquired Toll and related entities at the beginning of fiscal 2004 and 2003, are estimated to be:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(in millions, except per share amounts)
Revenues	$136.7	$178.3	$481.2	$537.5
Gross margin	119.4	147.8	380.9	465.0
Net (loss) income	(5.4)	(7.4)	5.5	(37.0)
Basic and diluted loss per share	$(0.08)	$(0.13)	$(0.02)	$(0.55)

The pro forma results include amortization of the intangibles presented above and the elimination of intercompany transactions had Nasdaq and Toll acted as a combined company. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each fiscal period presented, nor are they necessarily indicative of future consolidated results. Nasdaq does not expect future adjustments to the purchase price within the next year to be significant.

Brut results are included as of September 7, 2004 in the Condensed Consolidated Statements of Income.

4.   Discontinued Operations

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS 144”), both Nasdaq Europe and IndigoMarkets are reflected as discontinued operations for the three and nine months ended September 30, 2003. As discontinued operations, the revenues, costs and expenses and cash flows of Nasdaq Europe and IndigoMarkets have been excluded from the respective captions in the Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Cash Flows, and have been presented separately as “Loss from discontinued operations” and as “Cash used in discontinued operations,” respectively. There were no assets and liabilities of Nasdaq Europe and IndigoMarkets at December 31, 2003.

The following table presents condensed, combined results of operations for Nasdaq Europe and IndigoMarkets:

	Three months ended September 30, 2003	Nine months ended September 30, 2003
	(in millions)
Revenues	$2.9	$10.2
Pre-tax loss	(30.5)	(51.4)
Benefit for income taxes	0.2	1.2
Loss from discontinued operations	$(30.3)	$(50.2)

The remainder of the notes to the condensed consolidated financial statements reflects results from continuing operations, unless otherwise noted.

5.   Deferred Revenue

Nasdaq’s deferred revenue as of September 30, 2004 related to Corporate Client Group fees will be recognized in the following years:

	Initial	LAS	Annual and Other	Total
	(in thousands)
Fiscal year ended:
2004	$7,616	$8,906	$23,195	$39,717
2005	26,098	30,364	—	56,462
2006	15,906	20,007	—	35,913
2007	10,883	13,736	—	24,619
2008 and thereafter	14,388	3,718	—	18,106
	$74,891	$76,731	$23,195	$174,817

Nasdaq’s deferred revenue for the nine months ended September 30, 2004 and 2003 is reflected in the following tables. The additions reflect Corporate Client Group revenues charged during the period while the amortization reflects Corporate Client Group revenues recognized during the period in accordance with GAAP. Nasdaq recognizes revenue related to Initial listing fees and Listing of additional shares (“LAS”) fees on a straight-line basis over estimated service periods, which are six and four years, respectively.

	Initial	LAS	Annual and Other	Total
	(in thousands)
Balance at January 1, 2004	$78,485	$65,957	$—	$144,442
Additions	19,727	38,401	95,214	153,342
Amortization	(23,321)	(27,627)	(72,019)	(122,967)
Balance at September 30, 2004	$74,891	$76,731	$23,195	$174,817

	Initial	LAS	Annual and Other	Total
	(in thousands)
Balance at January 1, 2003	$93,857	$72,841	$—	$166,698
Additions	10,601	19,879	96,396	126,876
Amortization	(24,312)	(27,847)	(72,911)	(125,070)
Balance at September 30, 2003	$80,146	$64,873	$23,485	$168,504

6.   Long-term Debt

Nasdaq had $265.0 million of outstanding long-term debt ($25.0 million of senior notes and $240.0 million of subordinated notes) at September 30, 2004. Debt is scheduled to begin to mature in May 2006.

Long-term subordinated notes represent $240.0 million of 4.0% convertible subordinated notes due 2006 (the “Subordinated Notes”) issued and sold to Hellman & Friedman Capital Partners IV, L.P. and certain of its affiliated limited partnerships (collectively, “Hellman & Friedman”) during 2001. The annual 4.0% coupon is payable quarterly in arrears in cash and the Subordinated Notes are convertible at any time into an aggregate of 12.0 million shares of Common Stock at $20.00 per share, subject to adjustment, in general, for any stock split, dividend, combination, recapitalization or other similar event. On an as-converted basis as of September 30, 2004, Hellman & Friedman owned an approximate 13.8% equity interest in Nasdaq as a result of its ownership of the Subordinated Notes and 500,000 shares of Common Stock.

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

7.   Employee Benefits

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

The following table sets forth the combined plans’ amounts recognized in the Condensed Consolidated Statements of Income recorded in compensation and benefits expense:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003(1)	2004	2003(1)
	(in thousands)
Components of net periodic benefit cost
Service cost	$1,567	$2,456	$4,759	$8,224
Interest cost	1,115	1,122	3,384	4,041
Expected return on plan assets	(751)	(746)	(2,255)	(2,236)
Recognized net actuarial loss	291	130	873	990
Prior service cost recognized	(84)	67	(234)	5,069
Amortization of unrecognized transition asset	(15)	(14)	(43)	(43)
Settlement loss recognized	54	928	235	2,415
Benefit cost	$2,177	$3,943	$6,719	$18,460

(1)             Includes strategic review amounts related to the fulfillment of employment SERP contracts and obligations associated with the retirement and departure of certain members of senior management. See “Strategic Review,” of Note 2, “Significant Transactions,” for further discussion.

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

8.   Stock-Based Compensation

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

Pro forma information regarding net income and earnings per share is required under SFAS 148 and has been determined as if Nasdaq had accounted for all stock options based on a fair value method. The fair value of each stock option grant was estimated at the date of grant using the Black-Scholes valuation model. Pro forma net income includes the amortization of the fair value of stock options over the vesting period. The pro forma information for the three and nine months ended September 30, 2004 and 2003 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(in thousands, except per share amounts)
Reported net (loss) income from continuing operations	$(5,485)	$(7,743)	$3,931	$(34,305)
Stock-based compensation cost (net of tax of $643, $2,163, $1,803 and $5,388, respectively)	(997)	(3,351)	(2,794)	(8,348)
Pro forma net (loss) income	$(6,482)	$(11,094)	$1,137	$(42,653)
Reported basic and diluted loss per share	$(0.08)	$(0.13)	$(0.04)	$(0.51)
Pro forma basic and diluted loss per share	$(0.10)	$(0.17)	$(0.08)	$(0.62)

9.   Comprehensive Income

Comprehensive income is calculated in accordance with SFAS No. 130, “Reporting Comprehensive Income.”  Comprehensive income is composed of net (loss) income and other comprehensive (loss) income, which includes the after-tax change in unrealized gains and losses on available-for-sale securities, minimum pension liability and foreign currency translation adjustments.

The following table outlines the changes in other comprehensive income for the three and nine months ended September 30, 2004 and 2003:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(in thousands)
Net (loss) income	$(5,485)	$(7,743)	$3,931	$(34,305)
Unrealized gains (losses) on available-for-sale securities	984	(1,111)	(720)	(549)
Foreign currency translation adjustment	68	(2,776)	41	1,268
Total comprehensive (loss) income	$(4,433)	$(11,630)	$3,252	$(33,586)

10.   Segments

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

Market Services includes collecting, processing and disseminating price quotes of Nasdaq-listed securities, the routing and execution of buy and sell orders for Nasdaq-listed and exchange-listed securities and transaction reporting services. Market Services also provides price quotes and trade information to data vendors, who in turn sell the information to the public. Market participants in The Nasdaq Stock Market, consisting of market makers, ECNs, registered stock exchanges and order entry firms, are users of Nasdaq’s Market Services. In March 2004, Nasdaq rebranded its execution services and ACT services as the Nasdaq Market Center, which is within the Market Services segment. The Nasdaq Market Center includes Nasdaq’s quoting, trading and trade reporting services for securities listed on Nasdaq and the NYSE and Amex. Revenues from execution systems previously known as SuperMontage and CAES and revenues from ACT are included in the Nasdaq Market Center. Beginning with the quarter ended June 30, 2004 revenues from Access Services, ACES and Nasdaq InterMarket (revenues derived from the sale of tape data for securities listed on exchanges) were also included with Nasdaq Market Center revenues as these products and services are considered transaction-based services. In addition, beginning September 7, 2004 with the acquisition of Brut, execution revenues from transactions executed through Brut are included in Nasdaq Market Center revenues. Pursuant to EITF 99-19, revenues from these transactions are recorded on a gross basis in revenues and expenses such as liquidity rebate payments are recorded in cost of revenues as Brut acts as principal. Nasdaq’s other execution revenues will continue to be reported net of the liquidity rebate as Nasdaq does not act as principal. Also, beginning with the quarter ended June 30, 2004, revenues from Nasdaq’s Level 1 Service, NQDS, TotalView and MFQS were rebranded as Nasdaq Market Services Subscriptions revenues as these products and services are considered subscription-based services. Revenues from SuperMontage, CAES, ACT, Access Services and ACES were previously reported as Transaction Services and revenues from Nasdaq InterMarket, Level 1 Service, NQDS, TotalView and MFQS were previously reported as Market Information Services both within the Market Services segment.

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

The following tables present certain information regarding these operating segments for each of the three and nine months then ended September 30, 2004 and 2003:

	Market Services	Issuer Services	Corporate Items and Eliminations	Consolidated
	(in thousands)
Three months ended September 30, 2004
Revenues	$73,304	$50,646	$20	$123,970
Cost of revenues	(9,177)	—	—	(9,177)
Gross margin	64,127	50,646	20	114,793
Pre-tax (loss) income	(24,502)	15,590	(1,408)	(10,320)
Three months ended September 30, 2003
Revenues	$89,687	$50,484	$1,729	$141,900
Pre-tax (loss) income	(6,576)	19,208	(28,133)	(15,501)
Nine months ended September 30, 2004
Revenues	$218,361	$153,935	$91	$372,387
Cost of revenues	(9,177)	—	—	(9,177)
Gross margin	209,184	153,935	91	363,210
Pre-tax (loss) income	(47,309)	55,419	(3,944)	4,166
Nine months ended September 30, 2003
Revenues	$297,374	$152,571	$1,890	$451,835
Pre-tax income (loss)	586	41,872	(94,895)	(52,437)

11.   Commitments and Contingencies

Brut Agreements

Brut contracted with a subsidiary of SunGard, SunGard Financial Systems Inc. (“SunGard Financial”), for SunGard Financial to provide Brut on-line processing, report services and related services in connection with the clearance of trades. The term of the agreement is five years and is automatically renewed at yearly intervals thereafter until terminated by Brut or SunGard Financial. The annual service fee is $10.0 million in the first year, dropping to $8.0 million in the second year and $6.0 million in the third year of the agreement. The annual service fee is subject to price review in years four and five based market rates, but will not be less than $4.0 million per year. Some additional fees may be assessed based on services needed or requested.

Nasdaq Europe

As a result of the transfer of Nasdaq’s shares of Nasdaq Europe, Nasdaq Europe’s new owner committed to seek to restructure that company’s obligations and, in that context, to request from certain major creditors releases of any claims they might have against Nasdaq Europe’s former directors, officers and shareholders (if such claims are related to Nasdaq’s prior ownership interest in Nasdaq Europe). At the time of the transfer, Nasdaq Europe had approximately $15 million of external debt, accrued interest and other liabilities. Nasdaq has recorded liabilities of approximately $15 million that management continues to believe are sufficient to satisfy any potential claims against Nasdaq. Nasdaq and Nasdaq Europe, now known as Easdaq SA/NV (“Easdaq”), entered into an agreement dated as of October 27, 2004, providing in relevant part that Easdaq is to reach agreements with certain of its creditors to settle these creditors’ existing claims against Easdaq. Nasdaq will be a third party beneficiary of these creditor agreements and expects to be able to release the $15 million reserve it currently maintains in connection with such claims and liabilities.

Nasdaq Insurance Agency

In December 2002, Nasdaq purchased the NASD’s 50.0% interest in the NASD Insurance Agency (subsequently renamed the Nasdaq Insurance Agency, LLC (“NIA”)). Nasdaq’s consideration for the NASD’s 50.0% interest consisted of an upfront payment of $0.5 million and up to $5.1 million based on NIA’s stream of contingent cash flow through 2011. Nasdaq will pay the NASD up to: (a) 20% of NIA’s cash flows until Nasdaq has paid the NASD $2.3 million from cash flows; (b) 10% of NIA’s cash flows until Nasdaq has paid the NASD a cumulative amount of $3.0 million from cash flows; (c) 5% of NIA’s cash flows until the earlier to occur of Nasdaq paying the NASD the full cumulative amount of $5.1 million from cash flows or December 31, 2011. As of September 30, 2004, Nasdaq recorded a $0.40 million dividend to the NASD for the NIA’s cash flows. The dividend was reflected as a reduction in Additional paid-in capital on Nasdaq’s Condensed Consolidated Balance Sheets.

MCI

On January 30, 2004, Nasdaq and MCI WorldCom Communications, Inc., formerly, WorldCom, Inc., (“MCI”) entered into a global services agreement, effective May 31, 2004 (the “GSA”), related to the data network that connects Nasdaq’s market facilities to market participants. The GSA terminated the prior agreement between the two parties. The GSA, which expires on December 31, 2005, requires usage charges for certain GSA services to be at least $20.0 million during the period from June 1, 2004 to December 31, 2004 and $20.0 million in 2005.

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

12.   Capital Stock and Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(in thousands, except per share amounts)
Numerator:
Net loss applicable to common stockholders:
Net (loss) income	$(5,485)	$(38,008)	$3,931	$(84,450)
Loss from discontinued operations	—	(30,265)	—	(50,145)
Net (loss) income from continuing operations	(5,485)	(7,743)	3,931	(34,305)
Preferred stock dividends declared(1)	(1,004)	(2,542)	(7,350)	(5,736)
Net loss applicable to common stockholders from continuing operations for basic and diluted earnings per share	(6,489)	(10,285)	(3,419)	$(40,041)
Loss from discontinued operations for basic and diluted earnings per share	—	(30,265)	—	(50,145)
Net loss available to common stockholders for basic and diluted earnings per share	$(6,489)	$(40,550)	$(3,419)	$(90,186)
Denominator:
Weighted average common shares for basic and diluted earnings per share	78,618,389	78,431,581	78,551,705	78,360,187
Basic and diluted net loss per share:
Continuing operations	$(0.08)	$(0.13)	$(0.04)	$(0.51)
Discontinued operations	—	(0.39)	—	(0.64)
Total basic and diluted net loss per share	$(0.08)	$(0.52)	$(0.04)	$(1.15)

(1)    Dividends payable to the NASD as a holder of Nasdaq’s Series A Preferred Stock began accruing in March 2003. The Series A Preferred Stock carried a 7.6% dividend rate for the year commencing March 2003 and carried a 10.6% dividend rate in all subsequent years. The NASD is entitled to receive cash dividends when, as and if declared by Nasdaq’s Board of Directors out of the funds legally available. On September 30, 2004, the NASD agreed to a waiver of a portion of the dividend for the third quarter of 2004 and accepted an aggregate amount of $1.0 million (calculated based on an annual rate of 3.0%) as payment in full of the dividend for this period. Both parties are currently in discussions on an amendment to the terms of the Series A Preferred Stock.

Options to purchase 13,667,664 shares of Common Stock, 12,000,000 shares underlying Subordinated Notes and 239,824 shares underlying warrants issued by Nasdaq were outstanding at September 30, 2004. For the three and nine months ended September 30, 2004, all of the options, all of the shares underlying the warrants issued by Nasdaq and the 12,000,000 shares underlying Subordinated Notes outstanding were considered antidilutive and were properly excluded.

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

Market Services includes collecting, processing and disseminating price quotes of Nasdaq-listed securities, the routing and execution of buy and sell orders for Nasdaq-listed and exchange-listed securities and transaction reporting services. Market Services also provides price quotes and trade information to data vendors, who in turn sell the information to the public. Market participants in The Nasdaq Stock Market, consisting of market makers, ECNs, registered stock exchanges and order entry firms, are users of Nasdaq’s Market Services. In March 2004, Nasdaq rebranded its execution services and ACT services as the Nasdaq Market Center, which is within the Market Services segment. The Nasdaq Market Center includes Nasdaq’s quoting, trading and trade reporting services for securities listed on Nasdaq and the NYSE and Amex. Revenues from execution systems previously known as SuperMontage and CAES and revenues from ACT are included in the Nasdaq Market Center. Beginning with the quarter ended June 30, 2004 revenues from Access Services, ACES and Nasdaq InterMarket (revenues derived from the sale of tape data (Tape Fee revenues) for securities listed on exchanges) were also included with Nasdaq Market Center revenues as these products and services are considered transaction-based services. In addition, beginning September 7, 2004 with the acquisition of Brut, execution revenues from transactions executed through Brut are included in Nasdaq Market Center revenues. Pursuant to EITF 99-19, revenues from these transactions are recorded on a gross basis in revenues and expenses such as liquidity rebate payments are recorded in cost of revenues as Brut acts as principal. Nasdaq’s other execution revenues will continue to be reported net of the liquidity rebate as Nasdaq does not act as principal. Also, beginning with the quarter ended June 30, 2004, revenues from Nasdaq’s Level 1 Service, NQDS, TotalView and MFQS were rebranded as Nasdaq Market Services Subscriptions revenues as these products and services are considered subscription-based services. Revenues from SuperMontage, CAES, ACT, Access Services and ACES were previously reported as Transaction Services within the Market Services segment and revenues from Nasdaq InterMarket, Level 1 Service, NQDS, TotalView and MFQS were previously reported as Market Information Services both within the Market Services segment.

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

On September 7, 2004, Nasdaq completed its acquisition of Brut and paid total cash consideration of $190.0 million, subject to certain post-closing adjustments. Nasdaq financed the purchase from available cash and investments. Accordingly, 2004 results include activity related to Brut from September 7, 2004 through September 30, 2004. See “Acquisition of Brut,” of Note 2, “Significant Transactions,” to the condensed consolidated financial statements for further discussion.

For the three months ended September 30, 2004, Nasdaq’s net loss was $5.5 million compared with a $38.0 million net loss for the three months ended September 30, 2003, a decrease of $32.5 million, or 85.5%. For the nine months ended September 30, 2004, Nasdaq’s net income was $3.9 million compared with a net loss of $84.5 million for the nine months ended September 30, 2003, an increase of $88.4 million. Included in the results for the three and nine months ended September 30, 2003 was a net loss of $30.3 million and $50.2 million, respectively, from discontinued operations related to the transfer of Nasdaq’s interest in Nasdaq Europe and the sale of IndigoMarkets. Accordingly, results from these subsidiaries have been reclassified as discontinued operations in Nasdaq’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2003. See Note 4, “Discontinued Operations,” to the condensed consolidated financial statements for further discussion.

The remainder of this discussion and analysis reflects results from continuing operations, unless otherwise noted. On this basis, Nasdaq’s net loss from continuing operations was $5.5 million for the three months ended September 30, 2004 compared with a net loss of $7.7 million for the three months ended September 30, 2003, a decrease of $2.2 million or 28.6%. For the nine months ended September 30, 2004, Nasdaq’s net income from continuing operations was $3.9 million compared with a net loss of $34.3 million for the nine months ended September 30, 2003, an increase of $38.2 million.

For the three and nine months ended September 30, 2004, results were positively impacted by lower operating expenses from corporate-wide cost reduction programs and Nasdaq’s 2003 strategic review, which resulted in charges recorded during 2003. Total expenses were $123.7 million and $355.0 million for the three and nine months ended September 30, 2004, respectively, compared with $154.7 million and $496.5 million for the three and nine months ended September 30, 2003, respectively, a decrease of $31.0 million or 20.0% and $141.5 million or 28.5%, respectively. However, three and nine months 2004 total revenues and gross margin (total revenues less cost of revenues) both decreased when compared with the same periods in 2003. Total revenues were $124.0 million and $372.4 million for the three and nine months ended September 30, 2004, respectively, compared with $141.9 million and $451.8 million for the three and nine months ended September  30, 2003, respectively, a decrease of $17.9 million or 12.6% and $79.4 million or 17.6%, respectively. Gross margin was $114.8 million and $363.2 million for the three and nine months ended September 30, 2004, respectively, compared with $141.9 million and $451.8 million for the three and nine months ended September  30, 2003, respectively, a decrease of $27.1 million or 19.1% and $88.6 million or 19.6%, respectively. The decline in total revenues was primarily due to continued competitive pressure on Market Services segment revenues and gross margin due to a decline in the percentage of share volume reported to Nasdaq’s systems and higher Unlisted Trading Privileges (“UTP”) Plan revenue sharing. Market Services segment revenues decreased $16.4 million or 18.3% for the three months ended September 30, 2004 and $79.0 million or 26.6% for the nine months ended September 30, 2004 and Market Services segment gross margin decreased $25.6 million or 28.5% for the three months ended September 30, 2004 and $88.2 million or 29.7% for the nine months ended September 30, 2004. These current and prior year items are discussed in more detail below.

Business and Operating Environment

As discussed above, on September 7, 2004, Nasdaq completed its acquisition of Brut. The Brut acquisition will accelerate Nasdaq’s growth initiatives and enhance Nasdaq’s competitive position. Nasdaq and Brut customers will benefit from enhanced execution quality, additional quote information and a deeper pool of liquidity in securities listed on The Nasdaq Stock Market and other trading venues such as the NYSE and the Amex. Nasdaq’s customers also will benefit from the ability to access liquidity from multiple destinations outside the Nasdaq Market Center through the use of Brut’s sophisticated order routing technology.

Trading activity of Nasdaq-listed securities declined during the three months ended September 30, 2004 compared to the three months ended September 30, 2003 and increased for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. Average daily share volume was 1.56 billion shares in the three months ended September 30, 2004 compared to 1.73 billion shares in the three months ended September 30, 2003, a decrease of 9.8%. Average daily share volume was 1.78 billion shares in the nine months ended September 30, 2004 compared to 1.66 billion shares in the nine months ended September 30, 2003, an increase of 7.2%. While average daily share volume increased for the nine months ended September 30, 2004, continued competitive pressures from regional exchanges and ECNs drew activity away from Nasdaq’s systems to other venues resulting in decreased share volume reported to Nasdaq’s systems. As a result, the percentage of share volume reported to Nasdaq’s systems fell from 62.0% in the three months ended September 30, 2003 to 48.4% in the three months ended September 30, 2004, and fell from 70.7% in the nine months ended September 30, 2003 to 49.1% in the nine months ended September 30, 2004. This continued competition along with decreases in certain fees and increases in certain rebates resulted in a significant decline in revenues from the Market Services segment.

Revenues from the Issuer Services segment increased slightly for the three months ended September 30, 2004 compared with the same period in 2003. For the nine months ended September 30, 2004, Issuer Services revenues increased $1.4 million, or 0.9%, compared with the nine months ended September 30, 2003 due to an increase in licensing revenues. Improved market conditions and consumer outlook continued to have a positive impact on the ability of companies to raise money in the equity markets in 2004. For the three months ended September 30, 2004, there were 42 initial public offerings (“IPOs”) on The Nasdaq Stock Market compared to 14 for the three months ended September 30, 2003. For the nine months ended September 30, 2004, there were 111 IPOs on The Nasdaq Stock Market compared to 19 for the nine months ended September 30, 2003. Although secondary offerings decreased from 60 in the three months ended September 30, 2003 to 47 in the same period of 2004, secondary offerings increased from 103 in the nine months ended September 30, 2003 to 188 in the same period of 2004. The increase in IPOs and secondary listings during 2004 will primarily affect Nasdaq’s revenues in future years as revenues from Initial listing fees (including IPOs) and LAS fees (including secondary offerings) are amortized over six and four years, respectively. Annual renewal fee revenues, which are amortized on a pro-rata basis over the calendar year, decreased in 2004 due to the decline in the number of companies listed on The Nasdaq Stock Market from 3,659 on January 1, 2003 to 3,333 on January 1, 2004, the date on which companies are billed their annual fees. During 2003, 460 companies delisted from The Nasdaq Stock Market primarily for failure to meet The Nasdaq Stock Market’s listing standards and other reasons, including mergers and acquisitions. Partially offsetting this decline were 134 new listings in 2003.

Nasdaq is positioning itself to benefit from any improvement in investor confidence during the remaining quarter of 2004. In January 2004, Nasdaq implemented a new tiered pricing structure geared toward drawing increased liquidity to Nasdaq’s trading platform. In April 2004, Nasdaq further enhanced its pricing structure by increasing the liquidity rebate, in which Nasdaq credits a portion of the per share execution charge to the market participant that provides the liquidity, for large market participants. These changes resulted in the stabilization of Nasdaq’s market share beginning in the first quarter of 2004.

Nasdaq’s acquisition of Brut on September 7, 2004, has improved Nasdaq’s market share for the three months ended September 30, 2004. Effective September 1, 2004, Brut began to report its trades to the Nasdaq Market Center ending its reporting of trades to the Boston Stock Exchange. However, competition from regional exchanges and ECNs remains strong and any additional future price reductions and/or a decrease in market share may continue to put downward pressure on Nasdaq’s revenues.

In January 2004, Nasdaq launched the dual-listing program, enabling NYSE-listed companies to dually list their stock on The Nasdaq Stock Market and the NYSE. While Nasdaq has agreed to waive its listing fees for one year, Nasdaq believes that the dual-listing program will enhance competition, thereby benefiting investors and has the potential to generate revenues for Nasdaq from listing fees in subsequent years. As of September 30, 2004, seven NYSE-listed companies have agreed to dual-list their stock on The Nasdaq Stock Market.

To establish prices more representative of the prevailing market at the open and close of trading in Nasdaq-listed securities and to increase trading activity at those critical periods, Nasdaq implemented The Opening and Closing Crosses this year. In June 2004, Nasdaq completed the rollout of the Closing Cross, a centralized order facility designed to provide a robust, orderly, single price, market close for Nasdaq-listed securities. Certain sponsors of stock indices, including the sponsors of the Russell, Dow Jones, and Standard & Poors Indices are now utilizing the Closing Cross as a reference price for their stock indices and others are expected to do so as well. Nasdaq began charging fees for transactions taking place in the Closing Cross in August 2004. In September 2004, Nasdaq received SEC approval for the implementation of an Opening Cross. Nasdaq will begin to rollout the Opening Cross in the fourth quarter of 2004.

In July 2004, Nasdaq announced plans to improve access to the Nasdaq Market Center by creating a more streamlined and efficient protocol, QIX, expanding Financial Information Exchange (“FIX”) functionality, and introducing a new Nasdaq workstation. These enhancements will be rolled out beginning in the first quarter of 2005. As a result, Nasdaq will discontinue support for the Nasdaq Workstation II and the Application Program Interface connectivity via the Service Delivery Platform in the fourth quarter of 2005. QIX is a proprietary protocol for submitting transactions to the Nasdaq Market Center. FIX functionality will be enhanced to include capabilities currently available only through the Application Program Interface. The new Nasdaq workstation will provide a more intuitive and streamlined product as compared to its predecessors, the Nasdaq Workstation II and Application Program Interface. These enhancements are expected to reduce customer costs while improving their experience with the Nasdaq Market Center. These initiatives are expected to have an immaterial impact on Nasdaq’s operating results.

Key Statistical information

The following table sets forth key statistical information:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Average daily share volume (in billions)	1.56	1.73	1.78	1.66
Percentage of share volume reported to Nasdaq systems	48.4%	62.0%	49.1%	70.7%
Initial public offerings	42	14	111	19
Secondary Offerings	47	60	188	103
New listings(1)	69	32	188	72
Number of listed companies(2)	3,287	3,367	3,287	3,367

(1)             Includes IPOs

(2)             Number of listed companies as of September 30, 2004 and 2003

Results of Operations

For the Three and Nine Months Ended September 30, 2004 and 2003

Revenues

In 2003, Nasdaq changed its organizational structure from operating in one segment to operating in two segments. Nasdaq’s two segments are managed and operated as strategic business units and organized by products and services. Reportable segments are Market Services and Issuer Services. Market Services primarily includes Nasdaq Market Center revenues and Nasdaq Market Services Subscriptions revenues. Nasdaq Market Center revenues includes Nasdaq’s quoting, trading and trade reporting services for both Nasdaq-listed and exchange-listed securities. Revenues from execution systems previously known as SuperMontage, CAES and ACES and revenues from ACT as well as Access Services revenues and Nasdaq InterMarket revenues (revenues derived from the sale of tape data (Tape Fee revenues) for securities listed on exchanges) were also included with Nasdaq Market Center revenues. In addition, beginning September 7, 2004 with the acquisition of Brut, and in accordance with EITF 99-19, Nasdaq has recorded execution revenues from transactions executed through Brut on a gross basis in Nasdaq Market Center revenues and expenses such as liquidity rebate payments, as cost of revenues as Brut acts as principal. Nasdaq’s other execution revenues will continue to be reported net of the liquidity rebate as Nasdaq does not act as principal. See “Acquisition of Brut,” of Note 2, “Significant Transactions,” to the condensed consolidated financial statements for further discussion. Nasdaq Market Services Subscriptions revenues includes revenues from Nasdaq’s Level 1 Service, NQDS, TotalView and MFQS. Issuer Services includes Corporate Client Group revenues and Nasdaq Financial Products revenues. See Note 10, “Segments,” to the condensed consolidated financial statements for further discussion.

The following table sets forth total revenues by segment, cost of revenues and gross margin:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(in millions)
Market Services	$73.3	$89.7	$218.4	$297.4
Issuer Services	50.7	50.5	153.9	152.5
Other	—	1.7	0.1	1.9
Total revenues	124.0	141.9	372.4	451.8
Cost of revenues	(9.2)	—	(9.2)	—
Gross margin	$114.8	$141.9	$363.2	$451.8

MARKET SERVICES

The following table sets forth revenues, cost of revenues and gross margin from Market Services:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(in millions)
Nasdaq Market Center:
Revenues	$83.2	$93.2	$249.6	$296.2
Liquidity rebate	(28.2)	(32.9)	(92.8)	(94.8)
Tape Fee revenue sharing	(1.7)	(3.3)	(6.4)	(10.4)
Nasdaq General Revenue Sharing Program	(0.5)	—	(1.9)	—
Total Nasdaq Market Center revenues, net	52.8	57.0	148.5	191.0
Nasdaq Market Services Subscriptions:
Revenues(1)	44.5	45.9	137.9	133.8
Nasdaq General Revenue Sharing Program	(4.6)	—	(14.1)	—
Unlisted Trading Privileges (“UTP”) Plan revenue sharing	(21.6)	(15.2)	(60.7)	(33.2)
Total Nasdaq Market Services Subscriptions revenues, net	18.3	30.7	63.1	100.6
Other Market Services revenues	2.2	2.0	6.8	5.8
Total Market Services revenues	$73.3	$89.7	$218.4	$297.4
Cost of revenues	(9.2)	—	(9.2)	—
Gross margin from Market Services	$64.1	$89.7	$209.2	$297.4

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

Nasdaq Market Center

Nasdaq Market Center revenues decreased $10.0 million, or 10.7%, in the third quarter of 2004 compared with the same period of 2003. The decrease was primarily due to declines in the percentage of share volume reported to Nasdaq’s systems and the number of trader log-ons to Nasdaq’s systems, the effect of price reductions and lower overall average daily share volume of market participants on The Nasdaq Stock Market for the three months ended September 30, 2004. Share volume declined as competitive pressures from regional exchanges drew trade reporting activity away from Nasdaq’s systems to other venues. In response to this continued competition, Nasdaq reduced certain fees. In January 2004, Nasdaq implemented a new tiered pricing structure geared toward drawing increased liquidity to Nasdaq’s trading platform. In April 2004, Nasdaq further enhanced its pricing structure by increasing the liquidity rebate for certain market participants, which impacted the Nasdaq Market Center liquidity rebate. The new tiered pricing structure lowers execution charges to market participants based on the amount of liquidity a participant provides. These price changes are in addition to price reductions implemented in the second, third and fourth quarters of 2003 for trades reported to the Nasdaq Market Center. The decline in trader log-ons was due to market participant consolidations and firms moving to alternative venues to access the market. The decline in Nasdaq Market Center revenues in the third quarter of 2004 versus the third quarter of 2003 was partially offset by an increase in market share as a result of the acquisition of Brut on September 7, 2004. See “Acquisition of Brut,” of Note 2, “Significant Transactions,” to the condensed consolidated financial statements for further discussion.

Nasdaq Market Center revenues decreased $46.6 million, or 15.7%, for the nine months ended September 30, 2004, compared with the same periods of 2003. The decline in Nasdaq Market Center revenues for the year-to-date period of 2004 was also due to declines in the percentage of share volume reported to Nasdaq’s systems and the number of trader log-ons to Nasdaq’s systems and the effect of price reductions. These decreases were partially offset by the additional activity from Brut and an increase in average daily share volume. Average daily share volume was 1.78 billion shares during the nine months ended September 30, 2004 compared to 1.66 billion shares during the nine months ended September 30, 2003.

Nasdaq Market Center liquidity rebate, in which Nasdaq credits a portion of the per share execution charge to the market participant that provides the liquidity, decreased $4.7 million, or 14.3%, in the third quarter of 2004 and decreased $2.0 million, or 2.1%, for the nine months ended September 30, 2004, compared with the same periods of 2003. These decreases were primarily due to the elimination of the liquidity rebate for all NYSE-listed securities in December 2003 and certain Amex-listed securities in May 2004. Lower average daily share volume of market participants on The Nasdaq Stock Market during the third quarter of 2004 as compared to the same period in 2003, contributed to the quarterly decline. These decreases were partially offset by an increase in the per share liquidity rebate in April 2004 for Nasdaq-listed securities. Nasdaq Market Center liquidity rebate for the year-to-date period was also impacted by higher overall average daily share volume of market participants on The Nasdaq Stock Market for the nine months ended September 30, 2004 as compared with the same period of 2003. Average daily share volume was 1.78 billion shares during the nine months ended September 30, 2004 compared to 1.66 billion shares during the nine months ended September 30, 2003.

Nasdaq shares Tape Fee revenues from NYSE-listed and Amex-listed securities through Nasdaq Market Center Tape Fee revenue sharing. Nasdaq records Tape Fee revenues from NYSE-listed and Amex-listed securities based upon both the percentage of trades reported to the Nasdaq Market Center for securities listed on these exchanges and the size of NYSE and Amex revenue sharing pools. Nasdaq Market Center Tape Fee revenue sharing decreased $1.6 million, or 48.5%, in the third quarter of 2004 and decreased $4.0 million, or 38.5%, for the nine months ended September 30, 2004, compared with the same periods of 2003. These decreases were primarily due to the INET ECN reporting additional trading activity to The National Stock Exchange beginning in the first quarter of 2004. This change reduced both Nasdaq Market Center revenues and the amount of Tape Fee revenues Nasdaq was obligated to share with INET, resulting in an overall decline in Nasdaq Market Center revenues, net.

In January 2004, the Nasdaq Market Center began sharing revenues under a new program, the Nasdaq General Revenue Sharing Program. During the third quarter of 2004 and for the nine months ended September 30, 2004, Nasdaq shared $0.5 million and $1.9 million, respectively, of Nasdaq Market Center revenues under this program. See “Nasdaq Member Revenue Sharing,” of Note 2, “Significant Transactions,” to the condensed consolidated financial statements for further discussion.

Nasdaq Market Services Subscriptions

Nasdaq provides subscribers with inside quote and last trade information through Level 1, the best quote information for each market participant through NQDS and all price levels for each market participant through TotalView. These services are provided for securities listed on The Nasdaq Stock Market to both professional and non-professional users. Nasdaq also provides MFQS, a service that collects and disseminates daily price and related data for unit investment trusts, mutual funds and money market funds that are subscribers to this service. These subscription revenues, which include eligible and non-eligible UTP Plan revenues, decreased $1.4 million, or 3.1%, in the third quarter of 2004 compared with the same period of 2003. This decrease was primarily due to firms moving to lower cost alternatives to access market information.

Nasdaq Market Services Subscriptions revenues increased $4.1 million, or 3.1%, for the nine months ended September 30, 2004, compared with the same periods of 2003. This increase was primarily due to an increase in professional and non-professional Level 1 subscriptions resulting from increased interest in the equity markets during 2004.

In January 2004, Nasdaq began sharing Market Services Subscriptions revenues under the new program, the Nasdaq General Revenue Sharing Program. During the third quarter of 2004 and for the nine months ended September 30, 2004, Nasdaq shared $4.6 million and $14.1 million, respectively, of Nasdaq Market Services Subscriptions revenues under this program. See “Nasdaq Member Revenue Sharing,” of Note 2, “Significant Transactions,” to the condensed consolidated financial statements for further discussion.

Nasdaq also shares Tape Fee revenues (i.e., revenues from the sale of tape data) for Nasdaq-listed securities through the UTP Plan. Under the revenue sharing provision of the UTP Plan, Nasdaq is permitted to deduct certain costs associated with acting as the exclusive Securities Information Process (“SIP”) from the total amount of Tape Fees collected. After these costs are deducted from the Tape Fees, Nasdaq distributes to the respective UTP Plan participants, including Nasdaq, their share of Tape Fees based on a combination of their respective trade volume and share volume. Nasdaq Tape Fee revenue sharing allocated to UTP Plan participants increased $6.4 million, or 42.1%, in the third quarter of 2004 and increased $27.5 million, or 82.8%, for the nine months ended September 30, 2004, compared with the same periods of 2003. These increases were primarily due to a decline in the percentage of share volume reported to Nasdaq’s systems as continued competitive pressures from ECNs continued to draw activity away from Nasdaq’s systems to regional exchanges that are members of the UTP Plan and that trade Nasdaq-listed securities. These increases were partially offset by a decline in trade reporting activity from The Boston Stock Exchange after Brut began to report its trades to the Nasdaq Market Center on September 1, 2004. This change resulted in a decrease to UTP Plan revenue sharing of approximately $1.5 million for September 2004. See “Acquisition of Brut,” of Note 2, “Significant Transactions,” to the condensed consolidated financial statements for further discussion.

Cost of Revenues

Cost of revenues were $9.2 million for three and the nine months ended September 30, 2004 and relate to the acquisition of Brut. Pursuant to EITF 99-19, Nasdaq has recorded execution revenues from transactions executed through Brut on a gross basis in revenues and has recorded expenses such as liquidity rebate payments as cost of revenues as Brut acts as principal. Nasdaq’s other execution revenues will continue to be reported net of the liquidity rebate as Nasdaq does not act as principal.

ISSUER SERVICES

The following table sets forth revenues from Issuer Services:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(in millions)
Issuer Services:
Corporate Client Group	$41.3	$41.2	$122.9	$125.0
Nasdaq Financial Products	9.4	9.3	31.0	27.5
Total Issuer Services revenues	$50.7	$50.5	$153.9	$152.5

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

	Three months ended September 30,				Nine months ended September 30,
	2004		2003		2004		2003
	As Reported	Billed Basis	As Reported	Billed Basis	As Reported	Billed Basis	As Reported	Billed Basis
	(in millions)
Annual renewal fees	$23.1	$23.1	$23.4	$23.4	$67.9	$67.9	$70.0	$70.0
Listing additional shares (“LAS”) fees	9.2	12.8	9.2	7.7	27.6	38.4	27.8	19.9
Initial listing fees	7.7	7.0	8.0	3.8	23.5	19.7	24.4	10.6
Other Corporate Client Group revenues	1.3	1.3	0.6	0.6	3.9	3.9	2.8	2.8
Total Corporate Client Group revenues	$41.3	$44.2	$41.2	$35.5	$122.9	$129.9	$125.0	$103.3

Corporate Client Group revenues, on an as reported basis, increased $0.1 million, or 0.2%, in the third quarter of 2004 and decreased $2.1 million, or 1.7%, for the nine months ended September 30, 2004, compared with the same periods of 2003.

Corporate Client Group revenues are primarily derived from fees for Annual renewals, LAS and Initial listings for companies listed on The Nasdaq Stock Market. Fees are generally calculated based upon total shares outstanding for the issuing company. These fees are initially deferred and amortized over the estimated periods for which the services are provided. Revenues from Annual renewal fees are amortized on a pro-rata basis over the calendar year and Initial listing fees and LAS fees are amortized over six and four years, respectively. The difference between the as reported revenues and the billed basis revenues is due to the amortization of fees in accordance with GAAP. See Note 5, “Deferred Revenue,” to the condensed consolidated financial statements for further discussion.

Annual renewal fees on both an as reported and billed basis decreased $0.3 million, or 1.3%, in the third quarter of 2004 and decreased $2.1 million, or 3.0%, for the nine months ended September 30, 2004, compared with the same periods of 2003. These decreases were primarily due to a reduction in the number of companies listed on The Nasdaq Stock Market from 3,659 on January 1, 2003 to 3,333 on January 1, 2004, the date on which companies are billed their annual fees. The decrease in the number of listed companies was due to 460 issuers delisted by Nasdaq during 2003 primarily for failure to meet The Nasdaq Stock Market’s listing standards and other reasons, including mergers and acquisitions. Partially offsetting this decline were 134 new listings in 2003.

LAS fees, on an as reported basis, remained flat in the third quarter of 2004 and decreased $0.2 million, or 0.7%, for the nine months ended September 30, 2004, compared with the same periods of 2003. On a billed basis, LAS fees increased $5.1 million, or 66.2%, in the third quarter of 2004 and increased $18.5 million, or 93.0%, for the nine months ended September 30, 2004, compared with the same periods of 2003. The increases in LAS fees on a billed basis were primarily due to the adoption of a new fee structure. This new fee structure increased the minimum fee and eliminated a quarterly cap. The annual cap was not impacted. An improved economic environment, which resulted in higher activity for secondary offerings as well as other additional share activity during the nine months ended September 30, 2004 as compared to the same period in 2003, contributed to the year-to-date increase. There were 47 secondary offerings during the third quarter of 2004 compared to 60 secondary offerings during the third quarter of  2003. During the nine months ended September 30, 2004, there were 188 secondary offerings compared to 103 secondary offerings during the nine months ended September 30, 2003.

Initial listing fees, on an as reported basis, decreased $0.3 million, or 3.8%, in the third quarter of 2004 and decreased $0.9 million, or 3.7%, for the nine months ended September 30, 2004, compared with the same periods of 2003. On a billed basis, Initial listing fees increased $3.2 million, or 84.2%, in the third quarter of 2004 and increased $9.1 million, or 85.8%, for the nine months ended September 30, 2004, compared with the same periods of 2003. The increases in Initial listing fees on a billed basis were primarily due to an increase in the number of new listings and IPOs. There were 69 new listings, including 42 IPOs during the third quarter of 2004, compared to 32 new listings, including 14 IPOs, during the third quarter of September 30, 2003. During the nine months ended September 30, 2004, there were 188 new listings, including 111 IPOs, compared to 72 new listings, including 19 IPOs, during the nine months ended September 30, 2003.

Nasdaq Financial Products

The following table sets forth the revenues from Nasdaq Financial Products:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(in millions)
Licensing revenues	$8.4	$8.4	$28.2	$25.3
Other Nasdaq Financial Products revenues	1.0	0.9	2.8	2.2
Total Nasdaq Financial Products revenues	$9.4	$9.3	$31.0	$27.5

Nasdaq Financial Products revenues increased $0.1 million, or 1.1%, in the third quarter of 2004 and increased $3.5 million, or 12.7%, for the nine months ended September 30, 2004, compared with the same periods of 2003.

Licensing revenues remained flat in the third quarter of 2004 and increased $2.9 million, or 11.5% for the nine months ended September 30, 2004, compared with the same periods of 2003. This increase was primarily due to an increase in options trading volume on the QQQSM and an increase in options and futures trading volume on Nasdaq indices. Licensing revenues primarily include trademark and licensing revenues related to the QQQ and other financial products linked to Nasdaq indices issued in the United States and abroad. The QQQ is the trading symbol for the shares of the Nasdaq-100 Index Tracking Stock. QQQ represents units of beneficial interest in a unit investment trust, the Nasdaq-100 Trust, that holds shares of the top 100 U.S. and international non-financial stocks listed on The Nasdaq Stock Market that comprise the Nasdaq-100 Index.

Other Revenues

Other revenues decreased $1.7 million, or 100.0%, in the third quarter of 2004 and decreased $1.8 million, or 94.7%, for the nine months ended September 30, 2004, compared with the same periods of 2003. In September 2003, Nasdaq recorded the receipt of a business interruption insurance claim related to the events of September 11, 2001 of $1.9 million.

Direct Expenses

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(in millions)
Compensation and benefits	$38.1	$36.7	$112.4	$129.0
Marketing and advertising	2.8	3.6	9.0	13.8
Depreciation and amortization	18.9	21.2	55.0	69.1
Professional and contract services	6.7	7.1	16.6	28.7
Computer operations and data communications	22.6	32.6	81.3	93.4
Provision for bad debts	0.8	—	1.3	1.6
Occupancy	7.1	7.6	21.3	23.1
General and administrative	15.6	6.7	23.8	24.8
Total direct expenses	$112.6	$115.5	$320.7	$383.5

Direct expenses decreased $2.9 million, or 2.5%, in the third quarter of 2004 and decreased $62.8 million, or 16.4%, for the nine months ended September 30, 2004, compared with the same periods of 2003.

Compensation and benefits expense increased $1.4 million, or 3.8%, in the third quarter of 2004 and decreased $16.6 million, or 12.9%, for the nine months ended September 30, 2004, compared with the same periods of 2003. The increase in the third quarter of 2004 was primarily due to charges recorded during the quarter of $4.8 million for severance and outplacement costs related to the elimination of 101 positions and additional costs for a sales commission program introduced in the fourth quarter of 2003. Partially offsetting these increases were lower costs associated with a decreased headcount due to reductions in force as a result of Nasdaq’s 2003 strategic review, which eliminated a total of 329 positions (206 positions as of September 30, 2003, 123 positions in the fourth quarter of 2003) and additional headcount reductions of 45 positions during the first and second quarters of 2004. The decline in compensation and benefits expense for the year-to-date period was due to lower costs associated with the decreased headcount due to reductions in force as a result of Nasdaq’s 2003 strategic review and the additional headcount reductions during the first and second quarters of 2004. Total headcount was 1,004 on September 30, 2003 compared with 891 on September 30, 2004, which includes Brut employees. See “Strategic Review,” and “Reduction in Force,” of Note 2, “Significant Transactions,” to the condensed consolidated financial statements for further discussion.

Marketing and advertising expense decreased $0.8 million, or 22.2%, in the third quarter of 2004 and decreased $4.8 million, or 34.8%, for the nine months ended September 30, 2004, compared with the same periods of 2003. These decreases were primarily due to a decline in overall marketing and advertising expenditures, including media advertising, as part of Nasdaq’s cost reduction plan.

Depreciation and amortization expense decreased $2.3 million, or 10.8%, in the third quarter of 2004 and decreased $14.1 million, or 20.4%, for the nine months ended September 30, 2004, compared with the same periods of 2003. These decreases were primarily due to incremental depreciation and amortization expense on certain assets which was higher for both the three and nine months ended September 30, 2003 than in the same periods of 2004. Incremental depreciation and amortization expense was associated with Nasdaq’s quoting platform and its trading and quoting network as Nasdaq migrates to lower cost operating environments as part of Nasdaq’s cost reduction plan. The elimination of certain products as part of Nasdaq’s 2003 strategic review also contributed to the decline in depreciation and amortization expense for year-to-date period. See “Strategic Review” and “Technology Migration,” of Note 2, “Significant Transactions,” to the condensed consolidated financial statements for further discussion.

Professional and contract services expense decreased $0.4 million, or 5.6%, in the third quarter of 2004 and decreased $12.1 million, or 42.2%, for the nine months ended September 30, 2004, compared with the same periods of 2003. These decreases were primarily due to less reliance on outside contractors as part of Nasdaq’s cost reduction plan.

Computer operations and data communications expense decreased $10.0 million, or 30.7%, in the third quarter of 2004 and decreased $12.1 million, or 13.0%, for the nine months ended September 30, 2004, compared with the same periods of 2003. These decreases were primarily due to lower costs associated with (1) providing computer links to customers due to lower demand for such services as noted in the discussion of Market Services—Nasdaq Market Center, (2) the renegotiated MCI contract effective June 1, 2004 and (3) maintenance contracts due to the favorable renegotiation of certain maintenance contracts in 2004. These decreases were partially offset by a change in the lease terms of certain operating leases associated with Nasdaq’s quoting platform and its trading and quoting network as it migrates to lower cost operating environments. The elimination of certain products as part of Nasdaq’s 2003 strategic review further contributed to the declines for the year-to-date period. See “Strategic Review,” and “Technology Migration,” of Note 2, “Significant Transactions,” to the condensed consolidated financial statements for further discussion.

Provisions for bad debts was $0.8 million in the third quarter of 2004. Provisions for bad debts decreased $0.3 million, or 18.8%, for the nine months ended September 30, 2004, compared with the same period of 2003.

Occupancy expense decreased $0.5 million, or 6.6%, in the third quarter of 2004 and decreased $1.8 million, or 7.8%, for the nine months ended September 30, 2004, compared with the same periods of 2003. These decreases were primarily due to Nasdaq’s consolidation of leased office space as part of Nasdaq’s costs reduction plan.

General and administrative expense increased $8.9 million in the third quarter of 2004 compared with the same period of 2003. The increase was primarily due to an estimated sublease loss of $12.8 million recorded during the third quarter of 2004 for expansion space on one of the floors at One Liberty Plaza as Nasdaq’s Management does not intend to occupy this space. This increase was partially offset by the release of a sublease loss reserve on  leased property in Rockville, Maryland during September 2004 and lower overall spending in 2004 as a result of Nasdaq’s cost reduction plan. The sublease loss reserve of $1.9 million, net of rental payments was released as Nasdaq’s management re-evaluated its decision to vacate this space, and decided instead to sell the building it owns and occupies in Rockville Maryland. See “Real Estate,” of Note 2, “Significant Transactions,” to the condensed consolidated financial statements for further discussion.

General and administrative expense decreased $1.0 million, or 4.0%, for the nine months ended September 30, 2004, compared with the same periods of 2003 due to a decline in overall spending in 2004 as a result of Nasdaq’s cost reduction plan, the reversal of the sublease loss reserve of $1.9 million discussed above and losses from Nasdaq’s equity investment in NQLX recorded in the first and second quarters of 2003. On July 24, 2003, Nasdaq redeemed its interest in the NQLX joint venture and transferred its ownership interest to LIFFE. Partially offsetting these declines was the $12.8 million sublease loss reserve recorded in September 2004 discussed above. See “Strategic Review” and “Real Estate,” of Note 2, “Significant Transactions,” to the condensed consolidated financial statements for further discussion.

Elimination of Non-Core Product Lines, Initiatives and Severance

Strategic Review

During the second quarter of 2003, Nasdaq announced the results of a strategic review of its operations designed to position Nasdaq for improved profitability and growth. The strategic review included the elimination of non-core products and initiatives and resulted in a reduction in Nasdaq’s workforce. For the three and nine months ended September 30, 2003, a pre-tax charge to earnings of $49.3 million and $109.1 million, respectively, was recorded. The net impact to Nasdaq was a pre-tax charge for the three and nine months ended September 30, 2003 of $49.3 million and $107.1 million, respectively. The difference represented costs absorbed by minority shareholders of Nasdaq Europe. Additional charges were recorded in the fourth quarter of 2003 marking the completion of the charges associated with Nasdaq’s strategic review. The charges of $49.3 million and $109.1 million for the three and nine months ended September 30, 2003, respectively, included $23.8 million and $69.5 million, respectively, from continuing operations and $25.5 million and $39.6 million, respectively, from discontinued operations related to Nasdaq Europe and IndigoMarkets. See Note 4, “Discontinued Operations,” to the condensed consolidated financial statements for further discussion. The charge was primarily recorded to Property and equipment, Goodwill, Other intangible assets, Other accrued liabilities and Accrued personnel costs on the Condensed Consolidated Balance Sheets.

The following table summarizes the strategic review charges included in the Condensed Consolidated Statements of Income:

	Three months ended September 30, 2003	Nine months ended September 30, 2003
	(in millions)
Continuing Operations
Non-Core Product Lines and Initiatives:
Impairment of capitalized software and fixed assets	$—	$7.8
Impairment of goodwill and intangible assets	1.1	7.1
Contract cancellations	—	2.0
Other exit costs	0.8	10.0
Total non-core product lines and initiatives	1.9	26.9
Severance and benefit costs	8.7	29.4
Loss on early extinguishment of debt	13.2	13.2
Total continuing operations strategic review charge	$23.8	$69.5
Discontinued Operations
Nasdaq Europe:
Impairment of technology platform	$25.4	$25.4
Severance and benefit costs	—	1.8
Impairment of goodwill	—	8.1
Other exit costs including contract cancellations	0.7	4.9
Total Nasdaq Europe	26.1	40.2
Gain on disposition of IndigoMarkets	(0.6)	(0.6)
Total discontinued operations strategic review charge	$25.5	$39.6
Total strategic review charge	$49.3	$109.1

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

During the second quarter of 2003, Nasdaq reversed $5.0 million of the reserves related to Nasdaq Japan due to favorable contract negotiations and lower legal costs resulting from the complete liquidation of Nasdaq Japan. See “Nasdaq Japan,” of Note 2, “Significant Transactions,” to the condensed consolidated financial statements for further discussion.

Support Costs From Related Parties, net

Support costs from related parties, net were $11.1 million and $15.4 million for the three months ended September 30, 2004 and 2003, respectively, a decrease of $4.3 million, or 27.9%, and $34.3 million and $48.4 million for the nine months ended September 30, 2004 and 2003, respectively, a decrease of $14.1 million, or 29.1%. These decreases primarily reflect a reduction in surveillance and other regulatory charges from NASD Regulation, Inc. primarily due to the renegotiation of a technology service contract including a reduction in technology consultants and lower depreciation charges as certain technology assets were fully depreciated during the year ended December 31, 2003. The allocation of this charge among the markets and members NASD regulates also contributed to the decline.

Net interest expense

Net interest expense was $1.4 million and $2.7 million for the three months ended September 30, 2004 and 2003, respectively, a decrease of $1.3 million, or 48.1%, and $4.0 million and $7.7 million, for the nine months ended September 30, 2004 and 2003, respectively, a decrease of $3.7 million, or 48.1%. These decreases were primarily due to a decrease in interest expense as a result of the redemption of outstanding debt in the third quarter of 2003. On September 30, 2003, Nasdaq redeemed the $150.0 million outstanding principal amount of the Senior Notes. In addition, interest income also decreased due to the acquisition of Brut. As previously noted, Nasdaq used funds from available cash and investments to finance both the redemption and the acquisition of Brut. See “Acquisition of Brut” and “Long-term Debt,” of Note 2, “Significant Transactions,” to the condensed consolidated financial statements for further discussion.

Income Taxes

Nasdaq’s income tax (benefit) provision from continuing operations was $(4.8) million and $0.2 million for the three and nine months ended September 30, 2004, respectively, compared to an income tax benefit of $(7.8) million and $(18.1) million for the three and nine months ended September 30, 2003, respectively. The overall effective tax rate was 46.9% and 5.6% for the three and nine months ended September 30, 2004, respectively, compared with 50.0% and 34.6% for the same periods of 2003. The change in Nasdaq’s tax (benefit) provision was primarily due to a write-off of deferred tax assets, offset by a favorable adjustment for permanent tax deductions and a reduction of a valuation allowance related to a foreign net operating loss carryforward.

At this time, Nasdaq feels that it is more likely than not that the deferred tax asset for a portion of the foreign net operating loss carryforwards will be realized based on a recent history of pre-tax income, forecasted pre-tax income and the unlimited life of the asset.

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

Cash and cash equivalents and available-for-sale securities totaled $237.0 million as of September 30, 2004 compared with $334.6 million at December 31, 2003, a decrease of $97.6 million or 29.2%. This decrease was primarily due to Nasdaq’s acquisition of Brut on September 7, 2004 for a total cash consideration of $190.0 million, subject to certain post-closing adjustments. This cash outflow was partially offset by the collection of Corporate Client Group’s annual fees, the receipt of a federal tax refund and lower spending as a result of Nasdaq’s cost reduction plan in 2004.

Operating Activities

Nasdaq relies primarily on cash flows from continuing operations to provide working capital for current and future operations. Cash flows from operating activities totaled $119.4 million for the nine months ended September 30, 2004 and $75.5 million for the nine months ended September 30, 2003 an increase of $43.9 million or 58.1%. Cash inflows are primarily due to cash received from customers less cash paid to suppliers, employees and related parties. The increase in operating cash flow for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 was primarily due to net income of $3.9 million compared with a net loss of $34.3 million in the respective periods.

Investing and Financing Activities

Cash used in investing activities was $213.0 million for the nine months ended September 30, 2004 and $2.3 million for the nine months ended September 30, 2003, an increase of $210.7 million primarily due to the acquisition of Brut completed on September 7, 2004 for a total cash consideration of $190.0 million, subject to certain post-closing adjustments. See “Acquisition of Brut” of Note 2, “Significant Transactions” to the condensed consolidated financial statements for further discussion. During the nine months ended September 30, 2004, Nasdaq purchased $213.2 million of available-for-sale securities. Capital expenditures for property and equipment were $13.8 million. Investing activities also included proceeds of $206.0 million from the redemption of available-for-sale investments. During the nine months ended September 30, 2003, Nasdaq purchased $151.7 million of available-for-sale investments. Capital expenditures for property and equipment were $25.6 million. Investing activities also included proceeds of $177.4 million from the redemption of available-for-sale investments.

Cash used in financing activities was $7.3 million for the nine months ended September 30, 2004 and $155.3 million for the nine months ended September 30, 2003, a decrease of $148.0 million or 95.3% primarily due to the redemption of Nasdaq’s $150.0 million Senior Notes on September 30, 2003. In conjunction with its strategic review, Nasdaq reassessed its capital needs and determined that it no longer needed the liquidity of the Senior Notes. See “Long-term Debt” of Note 2, “Significant Transactions” to the condensed consolidated financial statements for further discussion. Financing activities during the nine months ended September 30, 2004 and 2003 also consisted of payments of preferred stock dividends to the NASD of $7.3 million and $5.7 million, respectively. None of Nasdaq’s lenders are affiliated with Nasdaq, except to the extent if any that Hellman & Friedman would be deemed an affiliate of Nasdaq due to is ownership of the Subordinated Notes.

Capital Resources and Working Capital

Working capital (calculated as current assets, reduced for held-to-maturity investments classified as current assets, less current liabilities) was $132.9 million at September 30, 2004 compared with $268.2 million at December 31, 2003, a decrease of $135.3 million or 50.4%. This decrease was primarily due to Nasdaq’s acquisition of Brut on September 7, 2004 for a total cash consideration of $190.0 million, subject to certain post-closing adjustments. Nasdaq financed the purchase from available cash and investments, reducing current assets.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risks of changes in the value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. Nasdaq’s primary market risk is associated with fluctuations in interest rates and the effects that such fluctuations may have on its investment portfolio and outstanding debt. As of September 30, 2004, investments consist primarily of fixed income instruments with an average duration of 1.07 years. The primary objective of Nasdaq’s investments in fixed income securities is to preserve principal while maximizing yields, without significantly increasing risk. Nasdaq’s outstanding debt obligations generally specify a fixed interest rate until May 2007 and a floating interest rate based on the lender’s cost of funds until maturity in 2012. These investment securities and outstanding debt are subject to interest rate risk and their fair values may fluctuate with changes in interest rates. Management does not believe that a 100 basis point fluctuation in market interest rates will have a material effect on the carrying value of Nasdaq’s investment portfolio or outstanding debt as of September 30, 2004. Nasdaq does not currently hedge these interest rates.

At September 30, 2004, Nasdaq had no significant foreign currency exposure or related hedges. Nasdaq periodically re-evaluates its foreign currency and hedging policies and may choose to enter into future transactions.

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

PART II—OTHER INFORMATION

Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Repurchases made in the fiscal quarter ended September 30, 2004 (in whole number of shares):

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Units)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 2004	—	—	—	—
August 2004	—	—	—	—
September 2004	94	$6.75	—	—
Total	94	$6.75	—	—

All of the shares repurchased during the three month period ended September 30, 2004 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants.

Item 6.   Exhibits and Reports on Form 8-K

(a)	Exhibits:
The exhibits required by this item are set forth on the Exhibit Index attached hereto.
(b)	Reports on Form 8-K:
The following reports on Form 8-K were filed or furnished during the quarter ended September 30, 2004.
1. Form 8-K, dated September 10, 2004 (Item 5.02).
2. Form 8-K, dated September 7, 2004 (Items 2.01 and 9.01).
2. Form 8-K, dated July 29, 2004 (Items 7 and 12).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE NASDAQ STOCK MARKET, INC.
(Registrant)
Date: November 5, 2004	By:	/s/ ROBERT GREIFELD
		Name:	Robert Greifeld
		Title:	President and Chief Executive Officer
Date: November 5, 2004	By:	/s/ DAVID P. WARREN
		Name:	David P. Warren
		Title:	Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Name
11.1

Computation of Per Share Earnings (omitted in accordance with section (b)(11) of Item 601 of Regulation S-K. The calculation of per share earnings is set forth in Part I, Item 1, in Note 12 to the Condensed Consolidated Financial Statements (Capital Stock and Earnings Per Share)).

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).
31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.
32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.