Form 10-K
period 2004-12-31
NASDAQ STOCK MARKET INC
filed 2005-03-14
CIK 1120193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-32651

The Nasdaq Stock Market, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	52-1165937
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Liberty Plaza New York, New York	10006
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:

(212) 401-8700

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

As of June 30, 2004 the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was $219,514,302 (this amount represents 34,843,540 shares of Nasdaq’s common stock based on the last reported price of $6.30 of the common stock on the OTC Bulletin Board on such date).

On March 4, 2005, 79,042,396 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the annual stockholders’ meeting to be held in 2005 are incorporated by reference into Part III.

About This Form 10-K

Unless otherwise noted, in this Form 10-K, the terms “Nasdaq,” “we, “us” and “our” refer to The Nasdaq Stock Market, Inc. and its wholly-owned subsidiaries.

This Form 10-K includes market share and industry data that we obtained from industry publications and surveys, reports of governmental agencies, and internal company surveys. Industry publications and surveys generally state that the information contained therein has been obtained from sources believed to be reliable, but there can be no assurance as to the accuracy or completeness of included information. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Statements as to our market position are based on available market data that speaks as of the date indicated. For market comparison purposes, data in this Form 10-K for initial public offerings or IPOs of companies in the United States is based on data provided by Thomson Financial, which does not include best efforts underwritings and, therefore, may not be comparable to other publicly-available initial public offering data. Data in this Form 10-K for secondary offerings is based on data provided by Thomson Financial. Data in this Form 10-K for new listings of equity securities on The Nasdaq Stock Market is based on data generated internally by Nasdaq, which includes best efforts underwritings. Data in this Form 10-K for the percentage of companies by industry that are listed on The Nasdaq Stock Market is

i

provided by Standard & Poors via FactSet Research Systems, Inc. While we are not aware of any misstatements regarding industry data presented herein, our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed in “Item 1. Business—Risk Factors” in this Form 10-K.

ACES®, Market Intelligence Desk®, MarketSite®, Nasdaq®, Nasdaq-100®, Nasdaq-100 Index®, Nasdaq-100 Index Tracking Stock®, Nasdaq Biotechnology Index®, Nasdaq Canada®, Nasdaq Composite Index®, Nasdaq MarketSite®, Nasdaq National Market®, Nasdaq Workstation II®, QQQ®, SuperMontage®, The Nasdaq Stock Market®, Nasdaq Deutschland®, Nasdaq Europe Planning®, and OTC Bulletin Board® are registered service/trademarks of The Nasdaq Stock Market, Inc. Nasdaq InternationalSM, Nasdaq EuropeSM, Nasdaq JapanSM, Nasdaq GlobalSM, Nasdaq International Market InitiativesSM, NIMISM, Automated Confirmation Transaction ServiceSM, ACTSM, CAESSM, Level 1 ServiceSM, Mutual Fund Quotation ServiceSM (MFQSSM), Nasdaq Corporate Services NetworkSM, Nasdaq Market Center SM, Nasdaq Quotation Dissemination Service SM (NQDS SM), The Nasdaq SmallCap Market SM, and the logos identifying Nasdaq indexes and products are service/trademarks of The Nasdaq Stock Market, Inc.

ii

Certain statements in this annual report on Form 10-K contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, Nasdaq’s ability to implement its strategic initiatives, competition, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of December 31, 2004. Readers should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in “Item 1. Business—Risk Factors.” Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, Nasdaq claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Part I

Item 1. Business.

Nasdaq Overview

We are a leading provider of securities listing, trading, and information products and services. Our revenue sources are diverse and include revenues from transaction services, market data products and services, listing fees, and financial products. We operate The Nasdaq Stock Market, the largest stock-based equity securities market in the United States, both in terms of number of listed companies and traded share volume. As of December 31, 2004, we were home to 3,271 listed companies with a combined market capitalization of over $3.7 trillion. We also operate the Nasdaq Market Center, which provides our market participants with the ability to access, process, display and integrate orders and quotes in The Nasdaq Stock Market and other national stock exchanges. Transactions involving 319.1 billion and 368.6 billion equity securities were executed on or reported to our systems for the years ended December 31, 2004 and December 31, 2003, respectively. We manage, operate and provide our products and services in two business segments, our Issuer Services segment and our Market Services segment.

Issuer Services. Our Issuer Services segment includes our securities listings business and our financial products business. The companies listed on The Nasdaq Stock Market represent a diverse array of industries including information technology, financial services, healthcare, consumer products and industrials. We also develop and license financial products and associated derivatives, including the QQQ, which is an exchange traded fund (“ETF”) based on the Nasdaq-100 Index. The QQQ is the most actively traded ETF in the world and the most actively traded listed security in the United States. The listing of the QQQ was switched to The Nasdaq Stock Market on December 1, 2004. Our financial products business has also introduced products based on other Nasdaq indices, including the Nasdaq Composite Index and the Nasdaq Biotechnology Index. In addition, we generate revenues by licensing and listing third-party structured products and third-party sponsored ETFs. See “—Products and Services—Issuer Services.”

For the year ended December 31, 2004, Issuer Services accounted for revenues of $205.8 million, which represented 38.1% of our total revenues and 42.5% of our gross margin (total revenues less cost of revenues). See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and consolidated financial statements.

Market Services. Our Market Services segment includes our transaction-based business and our market information services business. The Nasdaq Market Center is our transaction-based platform that provides our market participants with the ability to access, process, display and integrate orders and quotes, which enabled our customers to execute trades in over 7,800 equity securities as of December 31, 2004. The Nasdaq Market Center allows us to route and execute buy and sell orders as well as report transactions for Nasdaq-listed securities and those listed on national stock exchanges, including the New York Stock Exchange (the “NYSE”) and the American Stock Exchange (“Amex”), which provides fee-based revenues. We also generate revenues by providing varying levels of quote and trade information to market participants and to data vendors, who in turn sell subscriptions for this information to the public. Our systems enable vendors to gain direct access to our detailed order data, index information, mutual fund pricing information, and corporate action information on Nasdaq-listed securities. See “—Products and Services—Market Services.”

For the year ended December 31, 2004, Market Services revenues were $334.5 million, which represented 61.9% of Nasdaq’s total revenues. Market Services gross margin was $278.7 million, which represented 57.5% of total gross margin. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and consolidated financial statements.

Brut Acquisition. To further grow our business and improve our product offerings, we acquired Brut, LLC and affiliated entities (the “Brut acquisition”), the owner and operator of the Brut electronic communication network or ECN (“Brut ECN” or “Brut LLC”), from SunGard Data Systems Inc. in September 2004.

We believe the Brut acquisition benefits our operations for various reasons. As a result of acquiring Brut:

•	we provide our Nasdaq Market Center customers with deeper pools of liquidity in Nasdaq-listed and exchange-listed securities by adding Brut’s liquidity to ours;

•	we expect to be able to apply Brut’s sophisticated order routing technology to all orders entered into the Nasdaq Market Center beginning in the first half of 2005;

•	we connect directly with a number of customers who did not historically access our system, including new customers such as retail broker-dealers, hedge funds and program trading desks;

•	in the first half of 2005, we expect that our customers will be able to access the order books of the Nasdaq Market Center and Brut, which effectively will be combined into a central pool of liquidity allowing our customers to obtain the best price, regardless of whether the trade was entered on the Nasdaq Market Center or Brut; and

•	we expect the Brut acquisition to generate synergies and to help further strengthen our operating margins and profitability. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Cost Reductions. Beginning in 2003, we performed a strategic review of our operations to develop a plan to focus our business and improve our profitability, margins and growth. In implementing our strategic plan during 2003 and 2004, we have successfully reduced our technology costs, eliminated non-core products, scaled back our workforce, consolidated our real estate facilities and consolidated our operations. In addition, we are taking steps to exit certain low-margin businesses, primarily relating to providing proprietary network connectivity to the Nasdaq Market Center. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Results of Operations. Our total revenues for the year ended December 31, 2004 were $540.4 million. Our gross margin was $484.6 million for the year ended December 31, 2004, a 17.8% decrease from $589.8 million during 2003. Nasdaq’s net income for the year ended December 31, 2004 was $ 11.4 million, an increase from a net loss of $105.4 million during 2003. See “Item 6. Selected Consolidated Financial Data,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.

Nasdaq History and Structure

We were founded in 1971 as a wholly-owned subsidiary of National Association of Securities Dealers, Inc. (“NASD”), which operates subject to the oversight of the U.S. Securities and Exchange Commission (“SEC”), is the largest self-regulatory organization (“SRO”) in the United States with a membership that includes virtually every broker-dealer that engages in the securities business within the United States. Beginning in 2000, NASD restructured and broadened our ownership through a two-phase private placement of our securities (the “Restructuring”). Securities in the private placements were offered to all NASD members, certain issuers listed on The Nasdaq Stock Market and certain investment companies.

In connection with the restructuring, on November 9, 2000, we applied with the SEC for registration as a national securities exchange. In November 2001, we agreed to the SEC’s request for an indefinite extension of the date by which the SEC must approve our application or begin proceedings to determine whether the application should be denied. Until the SEC grants our application for exchange registration, NASD has delegated to us our legal authority to operate as a stock market under a plan approved by the SEC, or Delegation Plan. The SEC also requires that NASD retain greater than 50.0% of the voting control over us. Although we exercise primary responsibility for market-related functions, including market-related rulemaking and interpretations, all actions taken pursuant to authority delegated by NASD are subject to review, ratification, or rejection by the NASD board. As long as the Delegation Plan remains in effect (i.e., until exchange registration), the NASD board will continue to have control of and broad authority over us.

If we obtain exchange registration we will receive our own status as an SRO, separate from that of NASD. Pursuant to securities laws, an SRO is responsible for regulating its members through the adoption and enforcement of rules and regulations governing the business conduct of its members. As an SRO, Nasdaq will have its own rules pertaining to its members and listed companies regarding listing, membership and trading that are distinct and separate from those rules applicable to broker-dealers that are administered by NASD. Broker-dealers will be able to choose to become members of Nasdaq, in addition to their other memberships with other SROs, including membership in NASD. It is presently contemplated that Nasdaq will contract with NASD to provide certain regulatory services to Nasdaq and its subsidiaries commencing upon the effectiveness of exchange registration. See “—Service, Regulatory and Technology Contractual Relationships with NASD, NASDR and Amex.”

Industry

The Nasdaq Stock Market is a trusted brand name and is the primary listing venue for approximately 3,300 companies. Like the other markets that exist in the United States, Nasdaq provides services ranging from trade execution to listing services and market data and information services. It competes for listings for larger companies with the NYSE, and, in the case of smaller companies, to a lesser extent, with Amex. Pursuant to authority delegated to it by NASD, Nasdaq is also a participant in the national market system plans for collecting, consolidating and selling market data, and shares in the revenues generated from the sale of such information with the national securities exchanges. Unlike other markets, however, Nasdaq also has a significant business in branded financial products. We develop and license Nasdaq-branded financial products and associated derivatives, products based on the Nasdaq-100 Index, including QQQ, an ETF. The QQQ is currently the most actively traded listed security in the United States. Virtually all facets of the operations of securities exchanges and markets are subject to the SEC’s oversight, as prescribed by the Securities Exchange Act of 1934 (the “Exchange Act.” See “—Regulation.”

Listing Function. The Nasdaq Stock Market and the NYSE are the two primary listing venues for equity securities in the United States. Approximately 3,300 companies were listed on The Nasdaq Stock Market as of December 31, 2004, compared to approximately 2,800 companies listed on the NYSE. In addition, as of December 31, 2004, approximately 725 companies were listed on Amex. In 2004, ArcaEx, which was launched in March 2002 as the exclusive equities trading facility of the Pacific Exchange, announced plans to expand its listing business and compete for issuer listings by promoting the benefits of listing on the Pacific Exchange.

There is substantial competition for listings from companies that are selling shares for the first time through an initial public offering. Of the 241 IPOs on primary U.S. equity markets during 2004, 148 or 61% of these IPOs chose to list on The Nasdaq Stock Market and raised approximately $15 billion in equity capital.

Initial Public Offerings

	Year Ended December 31
	2004	2003	2002
The Nasdaq Stock Market	148	54	46
NYSE	83	27	42
Amex	10	3	4

In addition to U.S. domestic companies, 335 non-U.S. companies were listed on The Nasdaq Stock Market as of December 31, 2004. The Nasdaq Stock Market is actively pursuing additional listings from non-U.S. companies.

There is also substantial competition among the markets to encourage companies to switch listing venues or to list on more than one venue. In January 2004, Nasdaq announced an initiative to allow NYSE-listed companies to list their stock both on The Nasdaq Stock Market and the NYSE. Since announcing this “dual- listing” service, several high profile NYSE-listed companies have dual-listings on The Nasdaq Stock Market.

Trading Execution Function. The principal market centers for buying and selling equity securities in the United States are The Nasdaq Stock Market, the national securities exchanges, including the NYSE and, to a lesser extent, the regional stock exchanges, and ECNs (sometimes referred to as alternative trading systems). These market centers employ different business models for displaying current bids, offers and orders for the purchase and sale of securities and for executing those bids, offers and orders against each other.

Unlike exchanges such as the NYSE and Amex, that use an auction process conducted on a physical trading floor, the Nasdaq Market Center, our transaction-based platform, is a fully computerized, screen-based system that links over 250 competing market makers who commit capital and buy inventory to sell to market participants from their own account. The average Nasdaq-listed stock has over 20 market makers, who are required at all times to post their bid and offer prices into the Nasdaq Market Center, where such bids and offers can be reviewed and accessed for automatic execution by all market participants. In addition, the system provides a mechanism for broker-dealers (i.e., order entry firms) to post non-marketable limit orders for their own account and from their customers on an agency basis, thus further enhancing liquidity in the Nasdaq Market Center.

Nasdaq-listed securities trade, not just through the Nasdaq Market Center, but also through other market centers such as ECNs and regional exchanges. Currently, Nasdaq-listed securities trade on or are reported to Amex, the Chicago Stock Exchange, the Boston Stock Exchange, the National Exchange, NASD’s Alternative Display Facility, and the Pacific Exchange. Competition among market centers for trading volume is intense because trading volume has become increasingly portable, with broker-dealers developing systems that quickly enable them to simultaneously view liquidity across all venues and to route orders to the destination offering the best price or execution service. Nasdaq generally generates fees for transaction execution services through a transaction execution charge, assessed on a per share basis to the party that accesses the liquidity (liquidity is the number and range of buy orders and sell orders available to Nasdaq’s market participants) provided by another market participant.

Nasdaq’s largest competitors for trading in Nasdaq-listed securities are the ECNs and ArcaEx, the exclusive equities trading facility of the Pacific Exchange. In 2004, 56.7% of the trading volume in Nasdaq-listed securities was conducted on ECNs and ArcaEx, including 10.0% of trading volume through Brut ECN, which Nasdaq acquired in September of 2004.

With the increase in competition from ECNs, new trading technologies, and the change to decimals for quoting securities prices, spreads between what buyers are willing to pay and sellers are willing to sell a security for have narrowed considerably. As a result, while price is a paramount factor for broker-dealers when determining where to route orders for execution, the cost of execution is, in many instances, an increasingly important factor in such decisions.

Nasdaq also earns revenues based on its share of trading securities listed on the NYSE and Amex via the Nasdaq Market Center, although the majority of trading at least with respect to NYSE-listed securities continues to occur on the primary listing market. For example, 79.3% of the trading volume in NYSE securities occurred on the NYSE and 13.7% was executed on the Nasdaq Market Center in 2004. In particular, Nasdaq is seeking to increase its trading volume in NYSE-listed securities. Nasdaq believes that specialist-based auction markets do not provide the same speed and execution accuracy as its electronic execution platform. Currently, trades executed through Nasdaq’s trading platform are completed up to 3.3 times faster than those executed on the NYSE, thereby giving Nasdaq Market Center participants greater assurance of execution. However, Nasdaq may be hindered from increasing its market share in trading NYSE-listed securities due to regulatory limitations imposed by the “trade-through” rule of the Intermarket Trading System, which links the exchanges and markets. See “—Regulation—Recent Regulatory Developments.”

The Market Data Function. In the 1970s, the U.S. Congress passed legislation, and the SEC adopted rules, to create a national market system that provides participants in U.S. equity securities markets with a consolidated stream of quotation and transaction information from The Nasdaq Stock Market and the exchanges. The Nasdaq Stock Market and the exchanges act jointly to collect and disseminate this information regarding the bids, offers and orders posted by market participants and information regarding price and volume for executed trades under national market system plans approved by the SEC. These plans created securities information processors to consolidate information with respect to best bid and offer information and transactions, in order to increase information availability and thus create the opportunity for a more transparent and effective market.

The price and transaction information collected under these national market system plans—the Consolidated Tape Plan (the “CTA Plan”) and the Consolidated Quotation Plan (the “CQ Plan”) in the case of exchange-listed securities, and the Nasdaq Unlisted Trading Privileges Plan (the “UTP Plan”) in the case of Nasdaq-listed stocks—is sold for a fee to data vendors, who in turn sell the information to market participants such as broker-dealers and to the public. These fees are referred to as “tape fees.” After costs are deducted, the tape fees are distributed among the participants in each of the national market system plans based on their transaction volume. ECNs are required to report trades executed through their systems for incorporation into the consolidated market data, but ECNs are not eligible to receive a portion of the fees directly under the terms of the plans. Certain exchanges and markets, including Nasdaq, also sell proprietary trade, quote and other market information directly to market participants as well as vendors.

As noted above, market data for exchange-listed securities is consolidated through the CTA/CQ Plans and, as a member of these plans, Nasdaq shares in the revenues from the sale of market data related to transactions in exchange-listed securities. Under the UTP Plan, each participant can quote and trade any security listed on The Nasdaq Stock Market. The UTP Plan entitles these exchanges to a share of Nasdaq’s tape fee revenues, roughly proportional to such exchanges’ share of trading of Nasdaq-listed securities, as measured by share volume and number of trades.

Certain regional exchanges, such as the National Stock Exchange, have established programs to share the tape fee revenues they received under the UTP Plan with market participants, including ECNs, that execute and/or report trades in Nasdaq-listed securities through their facilities, in order to increase their share of tape fee revenues. Nasdaq also implemented a program to share the tape fee revenues it earned from the UTP Plan. As a result of these actions, some ECNs and other market participants that internalized order flow began to report their trades through the exchanges, rather than through Nasdaq. This increased the tape fee revenues Nasdaq shared with other UTP Plan participants from the UTP Plan thereby reducing the amount of UTP Plan tape fee revenues retained by Nasdaq. In July 2002, the SEC issued an order that abrogated the Nasdaq’s and the regional exchanges’ tape fee revenues sharing programs. The SEC’s action was in response to concerns about the effect of tape fee rebates on the accuracy of market data and the regulatory functions of self-regulatory organizations.

Nasdaq’s share of UTP Plan market data fees and tape fee revenues is directly tied to its share of trade executions and trade reports in Nasdaq-listed securities and trade executions in exchange-listed securities. In order to increase its share of trading activity, in August 2003 Nasdaq filed with the SEC on an immediately effective basis, a new Nasdaq General Revenue Sharing program, which provides for sharing operating revenues, which is net revenues after expenses from all services that derive revenues from member trading and trade-reporting activity in Nasdaq-listed securities. Nasdaq began sharing revenues under the new program in January 2004. Nasdaq’s acquisition of Brut, which previously reported its quotes and trades to the Boston Stock Exchange, has increased Nasdaq tape fee revenues, as Brut now reports its quotes and trades to Nasdaq.

Products and Services

Nasdaq operates in two segments: Market Services and Issuer Services. Financial information about segments and geographic areas may be found in Note 18, “Segments,” to the consolidated financial statements.

Issuer Services. Our Issuer Services segment includes our securities listings business and our financial products business.

Securities Listing Business. We operate our securities listing business as the Corporate Client Group, which provides customer support services and products to Nasdaq-listed companies and is responsible for obtaining new listings on The Nasdaq Stock Market. More companies list on The Nasdaq Stock Market than any other U.S. market. The Nasdaq Stock Market has two tiers of listed companies: The Nasdaq National Market, which included 2,649 companies as of December 31, 2004, and The Nasdaq SmallCap Market, which included 622 smaller companies as of December 31, 2004. For the year ended December 31, 2003, 134 new companies listed on The Nasdaq Stock Market, with 97 listings on The Nasdaq National Market. For the year ended December 31, 2004, 260 new companies listed on The Nasdaq Stock Market, with 225 listings on The Nasdaq National Market. In addition, as of December 31, 2004 and December 31, 2003, there were 335 and 337 foreign companies, respectively, listed on The Nasdaq Stock Market.

The companies that list on The Nasdaq Stock Market operate in diverse industries. The following chart shows the percentage of Nasdaq-listed U.S. companies by industry as of December 31, 2004.

We aggressively pursue new listings from companies undergoing an initial public offering.

	Year Ended December 31,
	2004	2003	2002
Initial public offerings listed on The Nasdaq Stock Market	148	54	46
Percentage of initial public offerings on primary U.S. markets	61%	64%	50%
Capital raised by initial public offerings listed on The Nasdaq Stock Market (in billions)	$15.0	$6.2	$3.8

The increase in the number of U.S. initial public offerings on The Nasdaq Stock Market during 2003 and 2004 reflects an improvement in general market and economic conditions, which has allowed more growth companies to access the public equity markets than in recent years. Over the past few years, competition for new listings has come primarily from the NYSE.

After the initial listing, our Corporate Client Group provides customer support services, products and programs to Nasdaq-listed companies.

Since we announced an initiative to allow NYSE-listed issuers to dually list their stock on The Nasdaq Stock Market and the NYSE in January 2004, several high profile NYSE-listed companies have dual-listed with Nasdaq. The dual-listing initiative did not have a material effect on listing revenues during 2004 because we agreed to waive initial, annual and listing of additional shares fees for dually listed NYSE companies for the first year of listing. We continue to target additional companies about joining the dual-listing program. The dual-listing program is an important part of our strategy to convince NYSE-listed companies to switch and list exclusively on The Nasdaq Stock Market. We have also attracted listings from a number of foreign companies seeking to access U.S. capital markets, and we believe that significant opportunities exist to gain new listings from foreign companies. As of December 31, 2004, there were 335 foreign companies listed on The Nasdaq Stock Market.

Each year some companies cease listing with us for several reasons. For the years ended December 31, 2004 and December 31, 2003, 322 and 460 companies ceased listing on The Nasdaq Stock Market, respectively. Companies cease being listed on The Nasdaq Stock Market primarily due to failing to meet our listing standards and as a result of the consolidation of listings due to business combinations and to a lesser extent as a result of companies switching their listing to another listing venue. Delistings of issuers listed on The Nasdaq Stock Market during 2004 have declined by 30.0% compared with 2003 because of improved market conditions and the expiration in 2003 of a waiver to the minimum bid price listing requirement following September 11, 2001.

Nasdaq charges issuers an initial listing fee, a listing of additional shares fee and an annual fee. The initial listing fee for securities listed on The Nasdaq Stock Market includes a listing application fee and a total shares outstanding fee. The fee for listing of additional shares is based on the total shares outstanding, which Nasdaq reviews quarterly. Annual fees for securities listed on The Nasdaq Stock Market are based on total shares outstanding. Initial listing and listing of additional shares fees are recognized on a straight-line basis over estimated service periods, which are six and four years, respectively, based on our historical listing experience, pursuant to the requirements of SEC Staff Accounting Bulletin Topic 13: Revenue Recognition.

Financial Products Business. We develop and license Nasdaq-branded financial products and associated derivatives as part of Nasdaq Financial Products, including the QQQ, an ETF based on the Nasdaq-100 Index that is the most actively traded, listed security in the United States. ETFs are investment companies organized to track an index and allow for open market trading. We believe that these products leverage, extend and enhance the Nasdaq brand. We have also introduced products based on other Nasdaq indices, such as the Nasdaq Composite Index and the Nasdaq Biotechnology Index. In addition to generating licensing revenues for us, these products, particularly ETFs, can lead to increased investments in companies listed on The Nasdaq Stock Market, which enhances our ability to attract new listings. We develop these financial products and promote the listing of these and other third party sponsored ETFs and structured products.

We launched the Nasdaq-100 Index in January 1985. The Nasdaq-100 Index includes the top 100 non-financial companies listed on The Nasdaq Stock Market. As of December 31, 2004, it was the benchmark for approximately 30 domestic and international mutual funds. A structured investment product is a specialized security designed to respond to specific investment objectives, such as risk reduction, leverage or diversification of current investments or tax management.

The Nasdaq-100 Index Tracking Stock, the ETF based on the Nasdaq-100 Index, began trading in 1999. In addition, there are Nasdaq-100 Index futures and options on Nasdaq-100 Index futures traded on the Chicago Mercantile Exchange. On December 1, 2004, QQQ switched its listing venue to The Nasdaq Stock Market under the ticker symbol “QQQQ” from Amex. As discussed in “Market Services,” as a result of QQQ becoming a Nasdaq-listed security, we believe that there may be an increase in the total number of shares traded in Nasdaq-listed securities, there may be an increase in the total number of trades reported to the Nasdaq Market Center, and our percentage of trades reported in Nasdaq-listed securities to the Nasdaq Market Center may decline.

For the year ended December 31, 2003, QQQ’s average daily trading volume was 77.5 million shares and its average daily dollar volume was approximately $2.4 billion. For the year ended December 31, 2004, QQQ’s average daily trading volume was 98.5 million shares and its average daily dollar volume was approximately $3.6 billion. QQQ is the most actively traded ETF in the world and the most actively traded listed equity security in the United States. As of December 31, 2004, the QQQ trust had issued approximately 555.8 million shares and assets under management had reached $22.2 billion.

We have been working towards expanding the number of financial products linked to the Nasdaq Composite Index. In October 2003, the Fidelity Nasdaq Composite Index Tracking Stock, or ONEQ, was listed on The Nasdaq Stock Market. ONEQ is an ETF based on the Nasdaq Composite Index used under license by FMR Corp., which owns Fidelity Investments. We also license other Nasdaq Composite derivative products including futures, options and structured products.

Market Services. Our Market Services segment includes our transaction-based business and our market information services business.

The Nasdaq Market Center. The Nasdaq Market Center is our transaction-based platform that provides our market participants with the ability to access, process, display and integrate orders and quotes in The Nasdaq Stock Market. The Nasdaq Market Center also allows us to route and execute buy and sell orders as well as to report transactions for over 7,800 equity securities (including ETFs) consisting of Nasdaq-listed securities and securities listed on national stock exchanges, such as the NYSE and Amex. Our market participants include market makers, broker-dealers operating as ECNs, registered stock exchanges and other broker-dealers. We provide these quoting, trading, and trade reporting services for Nasdaq-listed securities and securities authorized for trading on the OTC Bulletin Board as well as exchange-listed securities.

Trade Execution Services. We provide market participants with the ability to access, process, display and integrate orders and quotes in The Nasdaq Stock Market. Specifically, the Nasdaq Market Center:

•	Provides a comprehensive display of the interest by our market participants at the highest price a participant is willing to buy a security (best bid) and also the lowest price a participant is willing to sell that security (best offer);

•	Provides subscribers quotes, orders and total anonymous interest at every price level in the Nasdaq Market Center for Nasdaq-listed securities and critical data for the Opening Cross and Closing Cross; and

•	Provides anonymity to market participants, i.e., participants do not know the identity of the firm displaying the order unless that firm chooses to reveal its identity, which can contribute to improved pricing for securities by reducing the potential market impact that transactions by certain investors whose trading activity, if known, may influence others.

Our execution services generate revenues from:

•	Transaction execution charges, which are charges assessed on a per share basis to the party that accesses the liquidity provided by another market participant. In most circumstances, we credit a portion of the per share execution charge as a rebate to the market participant that provides the liquidity (liquidity is the number and range of buy and sell orders available to our market participants). These charges represent our primary fee for execution services; and

•	We also earn revenues based on our share of tape fees for the trading of securities listed on the NYSE and Amex.

In September 2004, we acquired Brut from SunGard Data Systems, Inc. for $190.0 million in cash, subject to certain post-closing adjustments. The Brut acquisition benefits our operations for various reasons. As a result of acquiring Brut:

•	we provide our Nasdaq Market Center customers with deeper pools of liquidity in Nasdaq-listed and exchange-listed securities by adding Brut’s liquidity to ours;

•	we expect to be able to apply Brut’s sophisticated order routing technology to all orders entered into the Nasdaq Market Center beginning in the first half of 2005;

•	we connect directly with a number of customers who did not historically access our system, including new customers such as retail broker-dealers, hedge funds and program trading desks;

•	in the first half of 2005, we expect that our customers will be able to access the order books of the Nasdaq Market Center and Brut, which effectively will be combined into a central pool of liquidity allowing our customers to obtain the best price, regardless of whether the trade was entered on the Nasdaq Market Center or Brut; and

•	we expect the Brut acquisition to generate synergies and to help further strengthen our operating margins and profitability.

To enhance market transparency, we introduced the Opening Cross and Closing Cross in 2004. The Opening Cross is a new process for pre-market open trading and price discovery consisting of a centralized order facility that provides market participants and investors with a highly transparent and accurate opening price in Nasdaq-listed securities. Similarly, the Closing Cross is a centralized order facility that provides an orderly market close for Nasdaq-listed securities. These facilities bring together buy and sell interest in Nasdaq-listed securities and execute all shares for each stock at a single price, one that reflects the true supply and demand for the securities at the respective open or close of trading. Previously, our open and closing price for a particular stock was the first and last transaction in the stock, respectively, regardless of size of the order or how much this transaction moved the stock price. Certain sponsors of stock indices, including the sponsors of the Russell, Dow Jones, and Standard & Poors indexes, currently utilize the Closing Cross as a reference price for their stock indices and we expect others to follow.

Trade Reporting Services. All registered stock exchanges and securities associations are required to establish a transaction reporting plan for the central collection of price and volume information concerning trades executed in those markets. We provide three primary revenue-generating reporting services:

•	Trade reporting—Currently, we do not charge market participants for most of the trades they report to us. We do, however, earn revenues for all trades reported to us in the form of shared market information revenues under the UTP Plan. The majority of trades reported to us are orders that broker-dealers have matched internally, or internalized, are submitted to us for reporting purposes only and are reported to the Securities Information Processor as part of the UTP Plan;

•	Trade comparison—We also generate revenues by providing trade comparison to our market participants by matching and locking-in the two market participants to a trade that they have submitted to us for reporting and clearing; and

•	Risk management—We provide clearing firms with risk management services to assist them in monitoring their exposure to their correspondent brokers.

Access Services to Our Trading Platform. We provide our market participants with several alternatives for accessing the Nasdaq Market Center for a fee. Some of the access services that we have historically provided are low margin businesses, which we are taking steps to exit. By shifting connectivity to the Nasdaq Market Center from proprietary networks to third-party networks, we have significantly reduced our technology and network costs and increased our systems’ scalability without affecting performance or reliability.

The Nasdaq Market Center may be accessed using our Financial Information Exchange (“FIX”) product that uses the FIX protocol, a standard method of financial communication between trading firms and vendors, which enables firms to leverage their existing FIX technology with cost-effective connections to us. We are developing QIX, a derivative of FIX, to be a new proprietary programming interface that will provide a more streamlined and efficient protocol for our users with expanded functionality, including price quotations that will also be more cost effective than existing Nasdaq proprietary interfaces. As part of QIX and FIX, individual market participants will be responsible for directly maintaining connectivity to the Nasdaq Market Center in most cases by connecting through a third party financial extranet provider. Market participants may also access the Nasdaq Market Center using Computer-to-Computer interface, which allows market participants to enter transactions directly from their computer systems to our computer systems. Many small order-entry and market making firms access the Nasdaq Market Center using our Internet browser-based access method, Workstation Weblink, which provides small firms with a low-cost option for performing basic trade reporting and risk management functions as well as order routing. Finally, market participants may access the Nasdaq Market Center using our software application Nasdaq Workstation II or our application program interface. Both Nasdaq Workstation II and our application program interface are slated for retirement by the end of 2005 and all current market participants using these access methods will be migrated to FIX and/or QIX. We are migrating users away from Nasdaq Workstation II in part because we are exiting the low-margin business of providing proprietary network connectivity to the Nasdaq Market Center.

Market Information. We provide varying levels of quote and trade information to market participants and to data vendors, who in turn sell subscriptions for this information to the public as part of our Nasdaq Market Services Subscriptions business. We collect information, distribute it and earn revenues in different roles. Recently, the QQQ switched its listing venue to The Nasdaq Stock Market. As a result of QQQ becoming a Nasdaq-listed security, we believe that there may be an increase in the total number of shares traded in Nasdaq-listed securities, there may be an increase in the total number of trades reported to the Nasdaq Market Center, and our percentage of trades reported in Nasdaq-listed securities to the Nasdaq Market Center may decline.

We operate as the exclusive Securities Information Processor as part of the UTP Plan for the collection and dissemination of the best bid and offer information and last transaction information from the exchanges and markets that quote and trade in Nasdaq-listed securities. We do not generate any profits from our role as the Securities Information Processor. In our role as the Securities Information Processor, we collect and disseminate quotation and last sale information for all transactions in Nasdaq-listed securities whether on The Nasdaq Stock Market or on other exchanges. We sell this information to data vendors, which the data vendors then sell to the public. After deducting certain costs associated with acting as an exclusive Securities Information Processor, we distribute the tape fees to the respective UTP Plan participants, including us, based on a combination of the participants’ respective trade volume and share volume.

In addition, all Nasdaq Market Center trades in exchange-listed securities are reported and disseminated in real time, and as such, we share in the tape fees for information on NYSE- and Amex-listed securities.

Our market participants have real-time access to quote and trade data. Interested parties that are not direct market participants in The Nasdaq Stock Market also can receive real-time quote and trade information through a number of proprietary products that we offer. We have expanded our ability to offer market data to market participants that choose to display trading interest on the Nasdaq Market Center that goes beyond the best bid and offer information. We offer a range of proprietary data products including TotalView, our flagship market depth quote product. TotalView shows subscribers quotes, orders and total anonymous interest at every price level in the Nasdaq Market Center for Nasdaq-listed securities and critical data for the Opening Cross and Closing Cross. TotalView is offered through distributors to professional subscribers for a monthly fee per terminal and to non-professional subscribers for a lower monthly fee per terminal. In addition, we charge the distributor a monthly distributor fee.

We operate several other proprietary services and data feed products, which include:

•	the Mutual Fund Quotation Service, a listing service for over 20,000 mutual funds, money market funds and unit investment trusts that supports fund data, including net asset values, and capital gains and dividend income distribution and provides print and electronic media exposure for the funds;

•	the Mutual Fund Dissemination Service, a service that facilitates the real-time and end-of-day recap dissemination of all mutual fund pricing information and is used by data vendors and media to receive complete net asset value data on funds listed with us;

•	Nasdaq.com, a leading financial website for the investor community that generates revenues from advertising and product sales;

•	NasdaqTrader.com, a financial website that provides broker-dealers and market data venders with information and data regarding our corporate initiatives (such as Open and Closing Crosses) and other products and services for a monthly subscription fee; and

•	Nasdaq Index Dissemination service, a real-time data feed that carries the values for a number of broad-based and sector indices and ETFs.

Other Products and Markets

Nasdaq Insurance Agency, LLC. We operate The Nasdaq Insurance Agency, LLC (“NIA”), which provides insurance brokerage services and specializes in the directors and officers liability insurance market. On January 1, 2005, we acquired the 50% of NIA that we did not already own from a wholly-owned subsidiary of American

International Group, Inc. Prior to January 1, 2005, Nasdaq accounted for its investment in NIA under the equity method of accounting.

OTC Bulletin Board. The OTC Bulletin Board is an electronic screen-based market for equity securities that, among other things, are not listed on The Nasdaq Stock Market or any primary U.S. national securities exchange. The OTC Bulletin Board is only a quotation service without any execution facilities. Companies do not list on the OTC Bulletin Board; rather, NASD members may post quotes only for companies that file periodic reports with the SEC and/or with a banking or insurance regulatory authority. In addition, these companies are required to be current with their periodic filings. Market makers are charged a fee per position and are billed based on their number of positions during a month. A position is defined as any price quotation or indication of interest entered by a market maker in a security quoted on the OTC Bulletin Board. There are no fees charged to companies whose securities are quoted on the OTC Bulletin Board. Revenues generated from the OTC Bulletin Board are included in Market Services revenues.

The Nasdaq Board of Directors and NASD Board of Governors are considering whether Nasdaq will continue to operate the OTC Bulletin Board after exchange registration or whether the OTC Bulletin Board will be transferred to NASD or another entity. In order to operate the OTC Bulletin Board after exchange registration, Nasdaq would need to enter into listing agreements with OTC Bulletin Board issuers or to receive an exemption from certain SEC listing requirements that apply to national securities exchanges. We believe that such an exemption is authorized under the Exchange Act, but it is unclear whether the SEC would grant such an exemption were Nasdaq to request it. As a result, it is not certain whether Nasdaq will continue to operate the OTC Bulletin Board following exchange registration.

Fee Changes

We may change the pricing of our products and services in response to competitive pressures or changes in market or general economic conditions. Pursuant to the requirements of the Exchange Act, Nasdaq must file all proposals for a change in its pricing structure with the SEC. Nasdaq provides updated information on the pricing of its products and services on its website at www.nasdaqtrader.com. Information on Nasdaq’s website is not a part of this Form 10-K. See also “—Competition” and “—Risk Factors—We face significant competition in our business.”

Technology

Over the past two years, we have reduced our technology costs, consistent with our regulatory obligations, by migrating to fewer, less expensive technology platforms, introducing less expensive network solutions, and by reducing our workforce. We use state-of-the-art computer networking and information technologies, which we believe continues to distinguish us from other U.S. securities markets. Using technology, we eliminate the need for a physical trading floor and enable qualified investors across the country to compete freely with one another in a screen-based environment by placing their orders through broker-dealers for execution in the Nasdaq Market Center.

The Nasdaq Market Center systems are located in a processing complex in Trumbull, Connecticut. The systems have handled trade volume of over three billion shares daily and over 19,600 transactions per second and are designed to maximize transaction reliability and network security across each of the most critical system services that comprise The Nasdaq Stock Market. In addition, these systems currently have reserve capacity to handle far greater levels of activity, including the ability to handle trade volume exceeding five billion shares daily. To maximize reliability, we have developed a backup system in the event the primary systems are unable to perform.

Market data from our quote and trade execution systems are transferred via high-speed communications links to a market data repository and are available for real-time analysis, historical analysis, market surveillance and regulation, and data mining. The information is provided to applications and users through relational database, higher-level access facilities and Internet applications.

Competition

The equity securities markets are intensely competitive and we expect to remain one of the leaders in each of our principal businesses. We compete based on a number of factors, including the quality of our technological and regulatory infrastructure, total transaction costs, the depth and breadth of our markets, the quality of our value-added customer services, reputation and price.

Issuer Services.

Listings. We compete primarily with the NYSE for larger company listings on The Nasdaq National Market. We compete for new listings in a company’s initial public offering as well as for companies to change their listing venue from an exchange to The Nasdaq Stock Market. Prior to 2003, the NYSE rules made it very difficult for companies to voluntarily delist from the NYSE. In January 2004, we announced an initiative to allow NYSE-listed issuers to dually list their stock on The Nasdaq Stock Market and the NYSE. Since the announcement of this initiative, several NYSE-listed companies have dual-listed with Nasdaq. While we agreed to waive our listing fees in 2004 for the first year, we believe that the dual-listing program will enhance competition, thereby benefiting investors, and has the potential to generate revenues for us from listing fees in subsequent years and from a possible increase in the trading of these stocks through our systems. We continue to target additional companies about joining the dual- listing program. In addition to our dual- listing program, we continue to target companies about changing their listing venue from the NYSE to The Nasdaq Stock Market.

Financial Products. Nasdaq-sponsored financial products are subject to intense competition from other ETFs, derivatives and structured products as investment alternatives. The source of this competition is not only large ETF family sponsors, but also, increasingly, from other mutual fund sponsors originating ETFs. Likewise, The Nasdaq Stock Market is subject to intense competition for the listing of these products from other exchanges. The indices on which these products are based face competition from other indices which can be considered competitive with Nasdaq indices. For example, there are a number of indices that aim to track the technology sector and may from time to time have a high degree of correlation with the Nasdaq-100 Index and Nasdaq Composite Index. We, as a new product innovator, face competition among other investment banks, markets or other product developers in designing products that meet investor needs.

Market Services. Our core trading services provide access to The Nasdaq Stock Market; execution services, such as quoting and trading capabilities; and reporting services, such as trade reporting and risk management. We expect to face competition from a number of different sources in providing these services including:

•	ECNs, which have consolidated to form large transaction service providers, particularly in the execution of Nasdaq-listed securities. In addition, if ECNs obtain registration as exchanges, they will compete for market data services, and potentially, for listings;

•	Competing regional stock exchanges, which are attracting trading activity and trade reports previously submitted to Nasdaq, and NASD’s Alternate Display Facility, which provides an alternative quotation and trade reporting venue. In addition, competing stock exchanges are permitted by the SEC to regulate trading in their markets at a lower cost than us;

•	The NYSE and Amex as well as ECNs as we seek to increase our share of trading in exchange-listed securities; and

•	Companies that could provide trading services for products and services, including software companies, information and media companies and other companies that are not currently in the securities business.

To address competitive concerns, we have enhanced our technology and the services we provide to our market participants. We have also reduced the number of technology platforms that we offer, thereby lowering data center and network costs, eliminated non-core businesses and reduced our work force so that we can offer market participants some of the most competitive prices in the industry. For each component of the Nasdaq Market Center, we have attempted to make pricing more attractive in order to retain usage of our services. We have also actively marketed ourselves to ECNs to induce participation in our systems.

We seek to improve our competitive position by enhancing the functionality of the Nasdaq Market Center and related products. We also believe that we have enhanced our competitive position through our acquisition of Brut ECN. Brut was acquired to deepen our pool of liquidity, enhance our competitive positioning and enable our customers to access multiple third-party destinations not previously available through our systems.

Our market services subscription revenues are under competitive threat from other securities exchanges that trade Nasdaq-listed securities, including the established regional exchanges and NASD’s Alternative Display Facility. Current SEC regulations permit these regional exchanges and NASD’s Alternative Display Facility to quote and trade certain securities that are not listed on a national securities exchange, including Nasdaq-listed securities. Nasdaq’s UTP Plan entitles these exchanges and NASD’s Alternate Display Facility to a share of UTP Plan tape fees, in proportion to such exchange’s share of trading as measured by share volume and number of trades. Participants in the UTP Plan have used tape fee revenues to establish payment for order flow arrangements with their members and customers. In January 2004, we implemented a new tiered pricing structure and the Nasdaq General Revenue Sharing Program, which provides incentives for quoting market participants to send orders and report trades to the Nasdaq Market Center. To remain competitive, our trade reporting fees or tape fee sharing may be adjusted in the future to respond to competitive pressures.

ArcaEx, which is operated by Archipelago Holdings, Inc., once quoted and reported its trades to us. As the current facility of the Pacific Exchange, ArcaEx now quotes and reports certain of its trades to the Pacific Exchange and is able to participate in the consolidation, dissemination and sale of market data through the Pacific Exchange. In addition, Archipelago Holdings, Inc. announced in January 2005 that it had reached an agreement to acquire the parent company of the Pacific Exchange. Another of our competitors, INET, which is an ECN, has announced plans to apply for exchange registration and has expressed interest in becoming a UTP Plan participant. INET would be eligible for a share of the UTP Plan tape fees generated by the sale of our market information products. New UTP Plan participants may also reduce their use of our systems.

We are also responding aggressively to competition by updating and innovating new data products to provide market participants with increased functionality and new and more extensive market information.

Regulation

Federal securities laws establish a two-tiered system for the regulation of securities markets, market participants and listed companies. The SEC occupies the first tier and has primary responsibility for enforcing federal securities laws. Self-regulatory organizations or SROs, which are non-governmental organizations, occupy the second tier. Self-regulatory organizations are registered with the SEC and are subject to the SEC’s extensive regulation and oversight. NASD is an SRO. We operate pursuant to delegated authority under NASD’s SRO registration. This regulatory framework applies to our business in the following ways:

•	regulation of The Nasdaq Stock Market; and

•	regulation of our broker-dealer subsidiary, Brut, LLC.

The rules and regulations that apply to our business are focused primarily on safeguarding the integrity of the securities markets and of market participants and investors generally. While we believe that regulation improves the quality of The Nasdaq Stock Market and, therefore, our company, these rules and regulations are not focused on the protection of our stockholders. Federal securities laws and the rules that govern our operations are subject to frequent change. Any subsequent change in law or regulation, or changes in the interpretation or enforcement of existing laws or regulations may adversely affect our business, financial conditions and operating results.

SEC and Self-Regulatory Organization Regulation. As the operator of a securities market, virtually all facets of our operations are subject to the SEC’s oversight, as prescribed by the Exchange Act and we are subject to periodic and special examinations by the SEC. We also are potentially subject to regulatory or legal action by the SEC or other interested parties at any time in connection with alleged regulatory violations. We have been subject to a number of routine reviews and inspections by the SEC. To the extent such actions or reviews and inspections result in regulatory or other changes, we may be required to modify the manner in which we conduct our business, which may adversely affect our business. We are also subject to Section 17 of the Exchange Act, which imposes record-keeping requirements, including the requirement to make certain records available to the SEC for examination.

Section 19 of the Exchange Act also provides that we must submit proposed changes to any of the SRO rules, practices and procedures, including revisions of our certificate of incorporation and by-laws, to the SEC. The SEC will typically publish the proposal for public comment, following which the SEC may approve or disapprove the proposal, as it deems appropriate. The SEC’s action is designed to ensure that applicable SRO rules and procedures are consistent with the aims of the Exchange Act and its rules and regulations. If the SEC disapproves a proposal that we have submitted, it could have an adverse impact on our business, financial condition and operating results. In addition, pursuant to the requirements of the Exchange Act, we must file all proposals for a change in our pricing structure with the SEC.

Unless and until our exchange registration application is granted by the SEC, our authority to operate The Nasdaq Stock Market is delegated to us pursuant to the Delegation Plan by NASD. SROs in the securities industry are an essential component of the regulatory scheme of the Exchange Act for providing fair and orderly markets and protecting investors. The Exchange Act and the rules thereunder impose on the SROs many regulatory and operational responsibilities, including the day-to-day responsibilities for market and broker-dealer oversight. In general, an SRO is responsible for regulating its members through the adoption and enforcement of rules and regulations governing the business conduct of its members.

NASD is currently responsible for the regulation of the trading activity on The Nasdaq Stock Market as well as other segments of the over-the-counter market. Nasdaq has a limited role in conducting real-time market monitoring through its MarketWatch department. This department, among other things, monitors for trades whose prices are away from the current market and initiates trading halts as necessary. Suspicious trading behavior discovered by MarketWatch staff and all other Nasdaq employees is referred to NASD for further investigation. NASD also performs the market surveillance functions of Nasdaq. We will seek to preserve this regulatory separation if exchange registration is granted to us.

We have certain additional regulatory functions related to companies listed on The Nasdaq Stock Market that are handled by our Listing Qualifications department. This department is responsible for maintaining a compliance-monitoring and enforcement program with respect to our requirements for initial and continued listing. Companies that wish to list on The Nasdaq Stock Market are required to satisfy a variety of quantitative and qualitative requirements to become listed and to continue to be listed, including all our corporate governance listing standards. Companies that fail to maintain compliance with these requirements are subject to being delisted. To provide regulatory transparency and assist issuers in maintaining compliance, our Listing Qualifications department provides written interpretations with respect to the application of our listing requirements and maintains a website providing interpretive guidance.

The SEC recently approved new listing standards with respect to listing our common stock on The Nasdaq Stock Market. These listing standards require periodic reporting of compliance to the SEC and an annual compliance audit by an independent accounting firm. Our failure to maintain compliance with these listing standards could result in our common stock being delisted from The Nasdaq Stock Market. See “—Risk Factors—The SEC may challenge or not approve our plan to become a national securities exchange or it may require changes in the manner we conduct our business before granting this approval, which may adversely impact our business or our shareholders.”

Broker-Dealer Regulation. In addition, Brut, LLC, our broker-dealer subsidiary, is subject to regulation by the SEC, the SROs and the various state securities regulators. Brut, LLC is registered as a broker-dealer with the SEC and in all 50 states, the District of Columbia and Puerto Rico. It is also a member of NASD. Brut also is registered as an Alternative Trading System under the SEC’s Regulation ATS and is required to comply with Regulation ATS. The SEC and NASD adopt rules and examine broker-dealers and require strict compliance with their rules and regulations. The SEC, SROs and state securities commissions may conduct administrative proceedings which can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, its officers or employees. The SEC and state regulators may also institute proceedings against broker-dealers seeking an injunction or other sanction. The SEC and SRO rules cover many aspects of a broker-dealer’s business, including capital structure and withdrawals, sales methods, trade practices among broker-dealers, use and safekeeping of customers’ funds and securities, record-keeping, the financing of customers’ purchases, broker-dealer and employee registration and the conduct of directors, officers and employees. All broker-dealers have an SRO that is assigned by the SEC as the broker-dealer’s designated examining authority, or DEA. The DEA is responsible for examining a broker-dealer for compliance with the SEC’s financial responsibility rules. NASD is Brut’s current DEA, and the SEC has requested that Brut become a member of the NYSE so that the NYSE can become Brut’s DEA. A failure to comply with the SEC’s request in a satisfactory manner may have adverse consequences and changing Brut’s DEA may entail additional regulatory costs.

As a registered broker-dealer and member of NASD, Brut, LLC is subject to the Uniform Net Capital Rule under the Exchange Act. The Uniform Net Capital Rule specifies the minimum level of net capital a broker-dealer must maintain and also requires that at least a minimum part of its assets be kept in relatively liquid form. As of December 31, 2004, Brut, LLC was required to maintain minimum net capital of $1.7 million and had total net capital of approximately $8.1 million or $6.4 million in excess of the minimum amount required.

The SEC and NASD impose rules that require notification when net capital falls below certain predefined criteria, dictate the ratio of debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the Uniform Net Capital Rule and NASD rules impose certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC and NASD for certain withdrawals of capital.

Recent Regulatory Developments. In February 2004, the SEC proposed Regulation NMS, which is designed to modernize the regulatory structure of the U.S. equity markets. In December 2004, the SEC reproposed a revised Regulation NMS for public comment. Regulation NMS addresses the trade-through rule, intermarket access, market data and sub-penny pricing. The “trade-through” rule generally prohibits a market center from executing transactions in its own market if a better-priced buy or sell order is displayed in a competing market center such as the NYSE. Market centers must, instead, route the customer order through the Intermarket Trading System to the other market center in an attempt to execute against the better-priced order. Under current rules, a market center has between 30 seconds and two minutes to decide whether to execute orders routed from Nasdaq, during which time, the customer order routed from Nasdaq cannot be canceled. Nasdaq believes that the requirement to route orders through the Intermarket Trading System, and the time delay attendant to such routing, discourages some customers from trading NYSE-listed securities on Nasdaq.

Specifically, Regulation NMS would:

•	establish a uniform trade-through rule for all trading centers that generally would require trading centers to establish procedures to prevent the execution of trades at a price inferior to displayed quotations that are capable of immediate, automatic execution. Under one SEC proposal, the rule would only protect the best bids and offers (“BBO”) of the exchanges, Nasdaq and NASD’s Alternative Display Facility. Under an alternative proposed by the SEC, the rule would protect the BBOs of these trading centers and would also establish a mechanism for a market voluntarily to secure protection for its quotations at prices below its best bid or above its best offer.

•	establish a uniform market access rule to promote non-discriminatory access to the best prices displayed by market centers, cap access fees at three-tenths of a cent per share per trade, and restrict entry of quotations that lock or cross the quotations of other markets;

•	update the formulas for allocating revenues derived from market data fees by including a component that reflects quoting activity and eliminating allocations for manual quotations, require the creation of advisory committees composed of non-SRO representatives to the national market system plans, and authorize market centers to distribute their own data independently of other markets.

•	prohibit market participants from accepting, ranking, or displaying orders, quotes, or indications of interest in a pricing increment less than a penny in national market system stocks, except when such orders, quotes, or indications of interest are priced below $1.00.

Under Regulation NMS, the potential modifications to the “trade through” rule would require trading centers to establish procedures designed to prevent trade throughs. Protection under this rule would be given only for automated quotes capable of immediate execution without human intervention. The rule would also include certain exceptions. We generally believe that the SEC’s review of the “trade through” rule and focus on electronic markets has positive elements for us as it will lead to a more electronic trading model, which is consistent with our strategy. However, it is unclear whether and, if so which, changes will be made to the trade-through rule and whether any such changes would impact the Nasdaq Market Center’s share of trading in NYSE-listed securities or Nasdaq-listed securities. In addition, Regulation NMS may lead to structural change in how securities trade and report, which are unknown and could have an adverse impact on our financial results or which could adversely affect our competitive position.

In addition, the SEC has recently proposed Regulation AL, a new regulation that would institute a set of rules for demutualized exchanges and securities associations that list their own securities or those of an affiliate. If Regulation AL is adopted by the SEC, we may have to amend our listing standards related to the listing of our common stock on the Nasdaq National Market to comply with Regulation AL to the extent that Regulation AL supersedes our listing standards.

The SEC published a concept release in November 2004 requesting public comment on the structure of the self-regulatory system, including alternative approaches to securities industry self-regulation. Certain of the approaches discussed by the SEC in the release call for a single SRO (the “Universal Regulator”) that would be responsible for all rules, for all markets and for all members. Under these models, all markets, both the Nasdaq and exchange markets, would be registered with the Universal Regulator and would not have any self-regulatory authority. Other models discussed by the SEC would significantly reduce or even eliminate securities industry self-regulation altogether.

Nasdaq’s ability to compete effectively in the future may be impacted by the provisions of Regulation NMS and Regulation AL, if approved by the SEC, and any changes resulting from the SEC’s concept release issued in November 2004.

Finally, in January 2005, the SEC, in a letter addressed to all SROs, requested that all SROs, including Nasdaq, consider adopting rule changes that would prohibit broker-dealers from splitting large orders into a series of smaller ones for the purpose of maximizing the tape fee revenues they receive from the SROs to which they report their trades. The SEC staff also indicated that the market data plans are flawed by an excessive focus on the number of trades reported by an SRO. The staff indicated that it remains concerned with the incentive structure in the market data plans and asked the SROs to further consider how to modify their methods for reporting trades to the consolidated tape. The SEC staff has requested that the SROs coordinate their efforts and provide a response by February 22, 2005. At this time, we cannot predict what changes, if any, will be implemented as a result of the SEC’s letter.

Employees

As of March 1, 2005, Nasdaq had 784 employees. None of its employees is subject to collective bargaining agreements or is represented by a union. Nasdaq considers its relations with its employees to be good.

Nasdaq Website and Availability of SEC Filings

Nasdaq’s Internet website is www.nasdaq.com. Information on our website is not a part of this Form 10-K. We will make available free of charge on our website, or provide a link to, our Forms 10-K, Forms 10-Q and Forms 8-K and any amendments to these documents, that are filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to the SEC. To access these filings, go to Nasdaq’s website and click on “Inside NASDAQ,” then click on “Investor Relations,” then click on “SEC Filings.”

Service, Regulatory and Technology Contractual Relationships with NASD, NASDR and Amex

Regulatory Services Agreement. Pursuant to the Delegation Plan, NASD Regulation, Inc. (“NASDR”), a wholly-owned subsidiary of NASD, currently provides us with regulatory services, including the regulation of trading activity on The Nasdaq Stock Market and the over-the-counter market and market surveillance functions of Nasdaq. We do not have a formalized written agreement with NASDR for the performance of regulatory services prior to us receiving exchange registration. We have approached NASD about formalizing the services provided pursuant to the Delegation Plan in a new written contract to be effective until exchange registration is granted, but we can offer no assurances that NASD will enter into such an agreement with us. In 2004, we paid NASDR $45.6 million for regulatory services provided pursuant to the Delegation Plan, versus $61.8 million in 2003. The reduction was due to careful review of NASDR charges and the allocation of these charges among the markets and members it regulates. The ongoing review of these charges and the related services will continue and may result in a further reduction of these costs in 2005 without affecting the quality of regulatory oversight.

We have entered into a regulatory services agreement pursuant to which NASDR would provide regulatory services to us commencing upon the effectiveness of exchange registration. As we have not been granted exchange registration by the SEC, no services have been performed under this agreement. Pursuant to the terms of the regulatory services agreement, the services provided will be of the same type and scope as are currently provided by NASDR to us under the Delegation Plan. Each regulatory service is to be provided for a minimum of five years, after which time the parties may determine to terminate a particular service. The termination of a particular service will generally be based upon a review of pricing and the need for such services.

Similar to the services NASDR currently provides us, under the regulatory services agreement, NASDR will:

•	review and approve new member applications;

•	perform automated surveillance of trading on The Nasdaq Stock Market;

•	review member firm compliance with the rules and regulations applicable to trading and market-making functions in The Nasdaq Stock Market;

•	investigate suspicious activity in quoting and trading on The Nasdaq Stock Market;

•	conduct examinations of member firms;

•	initiate the disciplinary process once it is determined that a potential violation of a federal securities law or rule, or an SRO rule, may have occurred; and

•	operate an arbitration program and a mediation program for the resolution of customer, member firm employee and Nasdaq member-to-member disputes.

Separation and Common Services Agreement. Although it is contemplated that NASD will eventually completely divest its ownership interest in Nasdaq, there may still exist certain contractual relationships between the parties once this happens. For example, under the separation and common services agreement with NASD, NASD has provided us certain facilities sharing services for which we have paid NASD the costs of the services provided, including any incidental expenses associated with such services. The services provided by NASD have declined in recent years and were $1.2 million in 2003 and de minimis in 2004. We do not anticipate NASD providing services of this nature to Nasdaq in future periods.

Agreements related to Amex. We entered into a technology transition agreement with NASD and Amex to provide for the sharing of certain administrative and regulatory technologies between us and Amex and the provision of certain technology services by us to Amex. Pursuant to this agreement, Amex will pay us the direct costs of the services provided by us, plus certain administrative costs. In addition, this agreement provides that we and NASD contribute to a fund, administered by NASD, to pay the costs incurred in the implementation of this agreement. In 2002 and 2001, we accrued $5.3 million and $9.2 million, respectively, under this commitment, fulfilling our commitment. As of December 31, 2003, $9.5 million has been paid to Amex. The remaining funds were paid in 2004.

In January 2005, Amex announced that a transaction transferring control of Amex to The Amex Membership Corporation from NASD had closed.

We also entered into a master agreement with NASD and Amex to govern certain non-technology related matters among the parties. This agreement, among other things, set forth the terms, as between Nasdaq and Amex, pursuant to which Amex continued to list the QQQ. In November 2004, we amended the master agreement and on December 1, 2004, the QQQ switched its listing venue to The Nasdaq Stock Market and trades under the ticker symbol “QQQQ.” Under the agreement, as amended, Amex will pay us a fee of $1.6 million for its listing, trading and marketing of QQQ for a period prior to transfer of the QQQ listing to Nasdaq, which was partially offset by a payment by us to Amex of approximately $0.5 million for past services.

For further discussion of these agreements and our other related party transactions, see “—Risk Factors—We have a lack of operating history as for-profit entity,” “—Risk Factors—Our agreements with NASD and its other affiliates may not be on terms as favorable to us as could have been obtained from unaffiliated third parties and we have potential conflicts of interest with NASD and related parties,” “—Risk Factors—NASD will continue to maintain voting control over us until exchange registration is granted and may have interests that are different from yours and, therefore, may make decisions that are adverse to your interests” and “Item 13. Certain Relationships and Related Transactions.”

Executive Officers

The executive officers of Nasdaq are as follows:

Name	Age	Position
Robert Greifeld	47	Chief Executive Officer and President
Bruce Aust	41	Executive Vice President—Corporate Client Group
Christopher R. Concannon	37	Executive Vice President—Transaction Services
Adena T. Friedman	35	Executive Vice President—Data Products and Corporate Strategy
Ronald Hassen	52	Senior Vice President, Controller, Principal Accounting Officer and Treasurer
John L. Jacobs	46	Executive Vice President of Nasdaq Global Funds and Worldwide Marketing
Edward S. Knight	54	Executive Vice President and General Counsel
Steven J. Randich	42	Executive Vice President Operations & Technology and Chief Information Officer
David P. Warren	50	Executive Vice President—Chief Financial Officer

Robert Greifeld, a member of the Nasdaq Board, was appointed our President and Chief Executive Officer in May 2003. Prior to joining us, Mr. Greifeld was an Executive Vice President at SunGard Data Systems, Inc., a global provider of integrated software and processing solutions for financial services and a provider of information availability services. Mr. Greifeld joined SunGard in 1999 through SunGard’s acquisition of Automated Securities Clearance, Inc., where from 1991-1999, Mr. Greifeld was the Chief Operating Officer.

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

Adena T. Friedman became Executive Vice President of Data Products in January 2002 and oversees our Market Information Services. In October 2003, Ms. Friedman assumed additional responsibilities as head of our Corporate Strategy. Prior to her current position, Ms. Friedman was Senior Vice President of Nasdaq Data Products from January 2001 to January 2002, Vice President of OTC Bulletin Board, Mutual Fund Quotation Service and NasdaqTrader.com from January 2000 to January 2001, Director of OTC Bulletin Board and Mutual Fund Quotation Service from August 1997 to January 2000 and Marketing Manager overseeing our marketing efforts to broker-dealers from April 1995 to August 1997. Ms. Friedman joined Nasdaq in 1993.

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

John L. Jacobs became Executive Vice President of Nasdaq Global Funds (formerly Nasdaq Financial Products) and Worldwide Marketing in July 2002 and oversees our Financial Products business and various marketing activities. Mr. Jacobs serves as CEO of Nasdaq Global Funds, Inc. and Chairman of Nasdaq Financial Product Services Ireland Limited. Prior to his current position, Mr. Jacobs served as Senior Vice President of Worldwide Marketing and Financial Products since January 2000 and as Vice President of Investor Services and Worldwide Marketing since January 1997. Mr. Jacobs joined Nasdaq in 1983.

Edward S. Knight became Executive Vice President and General Counsel in October 2000. Prior to his current position, Mr. Knight served as Executive Vice President and Chief Legal Officer of NASD since July 1999. Prior to joining NASD, Mr. Knight served as General Counsel of the U.S. Department of the Treasury from September 1994 to June 1999.

Steven J. Randich became Executive Vice President of Operations & Technology and our Chief Information Officer in October 2001. Prior to his current position, Mr. Randich served as Executive Vice President and our Chief Technology Officer since October 2000. Prior to joining us, Mr. Randich was Executive Vice President and Chief Information Officer of the Chicago Stock Exchange from November 1996 to October 2000.

David P. Warren, became Executive Vice President and our Chief Administrative Officer in January 2001 and Chief Financial Officer in September 2001. Mr. Warren oversees finance, human resources and all administrative services including real estate, property management and purchasing. Prior to his current position, Mr. Warren was CFO of the Long Island Power Authority from 1998 to 2000.

Risk Factors

The risks and uncertainties described below are not the only ones facing Nasdaq. Additional risks and uncertainties not presently known to Nasdaq or that Nasdaq currently believes to be immaterial may also adversely affect Nasdaq’s business. If any of the following risks actually occur, Nasdaq’s business, financial condition, or operating results could be adversely affected.

Our operating results could fluctuate significantly in the future.

The financial services industry is risky and unpredictable and is directly affected by many national and international factors that are beyond our control. Any one of these factors could have a material adverse effect on our business, financial condition and operating results by causing a substantial decline in the financial services markets and reduced trading volume.

Our operating results may fluctuate significantly in the future as a result of a variety of factors, including:

•	a decrease in the trading volume in The Nasdaq Stock Market;

•	increased competition from regional exchanges, ECNs, the Alternative Display Facility operated by NASD or other alternative trading systems that might reduce market share and create pricing pressure;

•	competition from the NYSE or new or existing exchanges competing for new listings;

•	reduction in the rate at which The Nasdaq Stock Market obtains new listings and maintains its current listings;

•	a reduction in industry use of market data;

•	regulatory changes and increases in compliance costs;

•	our ability to utilize capital effectively;

•	our ability to integrate acquisitions;

•	our ability to manage personnel, overhead and other expenses, particularly technology expenses; and

•	general market and economic conditions.

Our operating results are affected by the seasonality in our business. We generally expect to have our lowest trading volume of any year during the third quarter. As seasonal trends affect our operating results, they may have a negative impact on the market price of our common stock.

As a result of all the foregoing factors, you will not be able to rely on our operating results in any particular period as an indication of our future performance.

Our business and operating results could be harmed by market fluctuations and other risks associated with the securities industry generally.

Trading volume is directly affected by economic and political conditions, broad trends in business and finance, and changes in price levels of securities and by the overall level of investor confidence. Weak economic conditions or a reduction in prices of securities trading on the securities markets could result in a decline in trading volume. A decline in trading volume would lower revenues from our Market Services segment and our profitability may be adversely affected if we are unable to reduce costs at the same rate. We are particularly affected by declines in trading volume in technology-related securities because a significant portion of our customers trade in these types of securities and a large number of technology-related companies are listed on The Nasdaq Stock Market. In addition, investor confidence and trader interest can be affected by factors outside our control, such as the publicity surrounding several recent investigations and prosecutions for corporate governance or accounting irregularities at public companies. Any stagnation or decline in the IPO market will have an adverse effect on our revenues, including, in particular, revenues from listing fees. Poor economic conditions could also lead to an increase in the number of companies delisted from The Nasdaq Stock Market also causing a decline in our revenues. During the year ended December 31, 2004, 63 companies were delisted from The Nasdaq Stock Market for regulatory non-compliance and 259 companies voluntarily delisted primarily due to mergers or to switch listing venues.

If our revenues decline and we are unable to reduce our costs, our profitability could be adversely affected.

We base our cost structure on historical and expected levels of demand for our products and services. Any decline in demand for our products and services and our resulting revenues may not cause a corresponding decline in our expenses and, therefore, we may not be able to adjust our cost structure on a timely basis. Over the last several years, the securities industry and securities markets have faced generally adverse conditions and increased competition. As a result, we have not been able, and in the future may not be able, to maintain revenues and income levels from prior periods when there was substantial growth in the securities industry. In addition, we may have difficulty managing our business as we are forced to reduce our expenses to deal with contraction in our business.

Any failure to achieve our goals on cost savings will have an adverse impact on our business, financial condition and results of operations. We may fail in our initiatives to try to increase our business. We also may not have made adequate allowances for the changes and risks associated with the increasingly competitive securities market landscape or a weakened equities market. Our systems and procedures may not be adequate to support our operations. Our management may not be able to offer or expand our services successfully, particularly in adverse market conditions. If we are unable to manage our operations effectively, our business, financial condition and operating results could be adversely affected.

We face significant competition in our business.

The securities trading business is highly competitive. We face competition from numerous entities in the securities trading industry, including competition for listings and trading services from other exchanges and market centers. Such competition also includes pricing competition. In addition, competition could increase as a result of the registration of new exchanges. The following factors are some of the risks associated with competition that may affect our business and results of operations:

Competition by national and regional exchanges, ECNs and the Alternative Display Facility may reduce our transactions, trade reporting and market information revenues and impact our ability to increase our market share of transactions in Nasdaq-listed and exchange-listed securities.

We have invested considerable capital in the trading services we offer through the Nasdaq Market Center. These services have been launched into a competitive environment. Any decision by market participants to quote, execute or report trades through regional exchanges or the Alternative Display Facility maintained by NASD, as discussed below, could have a negative impact on our share of quotes and trades in securities listed on The Nasdaq Stock Market and may adversely affect our business, financial condition and operating results.

We currently face increased competition from regional exchanges for quotation, execution and trade reporting business for securities listed on The Nasdaq Stock Market, which affects revenues from the Market Services segment. ECNs such as Instinet Group, which operates INET, quote and report trades to regional exchanges and ArcaEx quotes and reports to the Pacific Exchange.

Additionally, the NYSE has formally requested entry into the UTP Plan that governs the sharing of market information revenues for Nasdaq-listed securities, with the stated purpose of being able to trade QQQ now that it has listed on The Nasdaq Stock Market. If the NYSE chooses to trade QQQ and other Nasdaq-listed stocks once they are a participant, then we could face competition in our Market Services segment, in addition to listing competition from the NYSE.

It is possible that a competing securities exchange, ECN, market maker, network provider, or technology company could develop ways to replicate the network offered through the Nasdaq Market Center in a more efficient manner than we do and persuade a critical mass of market participants to switch to such a new network. If there is an increase in the number of market makers or ECNs that determine they do enough order routing traffic to justify setting up a proprietary network for their traffic, we may be forced to alter our pricing structure or risk losing share in the order routing or execution business.

As a condition for the SEC’s approval of our current trading platform, the SEC required NASD to provide NASD members with the ability to opt-out of reporting trades to the Nasdaq Market Center by providing the Alternative Display Facility as an alternative quotation and trade reporting facility for NASD members. If additional market participants quote through the Alternative Display Facility, we face the risk of reduced market share in revenues from the Market Services segment, which could adversely affect our business, financial condition and operating results.

Through the Nasdaq Market Center, we also compete for trading in exchange-listed securities, including securities listed on the NYSE and Amex. Historically, we have had a comparatively small percentage of this market due in part to the centralized nature of NYSE and Amex. As a result, the national exchanges offer greater liquidity in these stocks than we do. In addition, regulatory limitations currently hinder us from increasing our market share in trading NYSE-listed securities. See “—Regulation—Recent Regulatory Developments.” Accordingly, we face major obstacles in trying to increase our market share of trading in exchange-listed securities.

The NYSE has stated that it intends to increase its focus on its electronic trading capabilities. In August 2004, the NYSE sought the SEC’s approval of an NYSE rule proposal to expand its electronic trading system and to make it a permanent facility of the NYSE. We believe our electronic trading model has significant advantages over the NYSE’s current floor-based model. Accordingly, a move to enhance market participants’ ability to engage in automated electronic trading on the NYSE could undermine one of our competitive advantages and could negatively impact our business.

Our responses to competition may not be sufficient to regain lost business or prevent other market participants from shifting some of their quoting and/or trade reporting to regional exchanges. We may be required to take further action to remain competitive such as reducing prices. If we are unable to compete for transactions, trade reporting and market information revenues, it could have an adverse effect on our business, financial condition and operating results.

Over the past few years, competition from ECNs and other electronic trading platforms has significantly reduced our market share of trade executions in Nasdaq-listed securities. If this trend of declining market share of trade executions in Nasdaq-listed securities continues, it could have an adverse effect on our business, financial condition, or operating results.

Substantial listing competition could reduce our revenues.

The Nasdaq Stock Market faces competition for listings from other primary exchanges and especially from the NYSE. In addition to competition for initial listings, The Nasdaq Stock Market also competes with the NYSE to maintain listings. Every year, a net number of issuers listed on The Nasdaq Stock Market switch to the NYSE. The 50 largest Nasdaq-listed issuers (based on U.S. market value and excluding ETFs) accounted for approximately 49.5% and of total dollar volume traded on The Nasdaq Stock Market for the year ended December 31, 2004. While the loss of one or more of these issuers would result in a decrease in listings revenues for our Issuer Services segment, such a loss would cause an even more significant reduction in revenues from the Market Services segment because of a decline in quoting, reporting and trading revenues. In addition new entrants to the listing services business could provide additional competition for us. For example ArcaEx, the exclusive equities trading facility of the Pacific Exchange, has begun competing for listings and the associated listing fees. The reduction in initial listings or the loss of one or more large issuers could have an adverse effect on our business, financial condition, or operating results.

In 2002, the U.S. Congress enacted the Public Company Accounting Reform and Investor Protection Act, commonly known as the Sarbanes-Oxley Act, in response to a perceived need for reform in the oversight of listed companies. The Sarbanes-Oxley Act may discourage some U.S. companies from making public offerings and listing with us or any U.S. exchange. In addition, although Congress exempted non-U.S. companies from certain provisions of the Sarbanes-Oxley Act in 2003, the increased regulatory requirements imposed by the Sarbanes-Oxley Act may deter non-U.S. companies from listing in the United States. Accordingly, these companies may choose not to list with Nasdaq or any U.S. exchange.

Our market center data revenues are adversely affected by competition from ECNs and regional exchanges.

Exchanges that are participants in the UTP Plan, which collects and disseminates price and transaction information for securities listed on The Nasdaq Stock Market, are entitled to a share of fees collected by the exchanges and The Nasdaq Stock Market from data vendors for price and transaction information. These fees are referred to as “tape fees.” Over the last several years other participants in the UTP Plan have received increasing percentages of the UTP Plan fees as a result of ECNs reporting to regional exchanges instead of to us. As a result, our share of UTP Plan fees has declined accordingly. In addition, as a facility of the Pacific Exchange, ArcaEx is able to earn UTP Plan fees, which has reduced our share of UTP Plan fees. If this trend continues and our share of the UTP Plan fees continues to experience reductions, then our business, financial condition and results of operations could be adversely affected.

Price competition has impacted and could continue to impact our business.

The securities trading industry is characterized by intense price competition and we have determined that it is in our best interest to gain price leadership in transaction and market data fees. We have recently implemented changes to our pricing designed to make us more attractive to high-volume customers. However, to date, our trading volume has not increased to compensate for the reduction in revenues caused by these price decreases. Should our trading volume not increase in the future, we will continue to suffer from a decline in revenues as a result of our new reduced prices, and our business, financial condition and results of operations could be adversely affected. Additionally, if any competitor sought to increase its market share by further reducing its transaction fees, offering higher liquidity payments or other incentives, our business, financial condition and results of operations could be adversely affected.

Our revenues derived from market data fees are also subject to price competition. We currently rebate to our customers 50% of the market data fees that we receive for trading in exchange-listed securities, and also have a program to share a portion of revenues associated with the trading of Nasdaq-listed securities, including a portion of Nasdaq Market Services Subscriptions revenues. Many of our competitors offer their customers similar rebates. Price competition with respect to market data rebates or our program relating to sharing revenues associated with trading Nasdaq-listed securities could attract trading volume away from us, leading to loss of market share and decreased revenues.

Finally, pursuant to our aggressive pricing strategy, although we price many of our products and services at prices that are competitive with the prices charged by our competitors for similar products and services, our overall operating costs are currently significantly higher than those of our competitors which puts us at a disadvantage. If we are unable to reduce our cost structure to a point where it is comparable to that of our competitors, then we may be unable to continue to offer our products and services at competitive prices and consequently our business, financial condition and operating results could be adversely affected.

Our revenues may be impacted by competition in the business for financial products.

We have grown our financial products business, which creates and licenses Nasdaq-branded financial products. Nasdaq-sponsored financial products are subject to intense competition from other ETFs, derivatives and structured products as investment alternatives. Our revenues may be adversely affected by increasing competition from competitors’ financial products designed to replicate or correlate with the performance of Nasdaq financial products.

In addition, the legal and regulatory climate, which supports the licensing of these financial products, may change. For certain license agreements there could be an increased risk of counterparty default. In this intensely competitive environment, new entrants may seek to avoid the cost of licensing by trading QQQ or other Nasdaq financial products without a license. We have filed one lawsuit against a party trading QQQ without a license. While the trial court dismissed certain of our claims in September 2004, in November 2004 we petitioned the court to allow us to file an amended complaint. We intend to defend our intellectual property rights and take appropriate legal action against any other entity that seeks to trade Nasdaq financial products without obtaining a license from us. If we are unsuccessful in our lawsuit, it may negatively impact our ability to receive license fees from U.S. markets that trade the QQQ on a UTP basis.

System limitations, failures or security breaches could harm our business.

Our business depends on the integrity and performance of the computer and communications systems supporting it. If our systems cannot be expanded to cope with increased demand or otherwise fail to perform, we could experience unanticipated disruptions in service, slower response times and delays in the introduction of new products and services. These consequences could result in lower trading volumes, financial losses, decreased customer service and satisfaction, and regulatory sanctions. We have experienced occasional systems failures and delays in the past and could experience future systems failures and delays especially as we implement new systems. In particular, in connection with the Brut acquisition, we are in the process of integrating Brut’s systems with our systems while concurrently trying to update our systems. The integration of the Brut systems and the implementation of new systems could increase the likelihood of system failures or delays.

We use internally developed systems to operate our business, including transaction processing systems to accommodate increased capacity. However, if our trading volume increases unexpectedly, we will need to expand and upgrade our technology, transaction processing systems and network infrastructure. We do not know whether we will be able to accurately project the rate, timing, or cost of any increases; or expand and upgrade our systems and infrastructure to accommodate any increases in a timely manner.

Our systems and operations also are vulnerable to damage or interruption from human error, natural disasters, power loss, sabotage or terrorism, computer viruses, intentional acts of vandalism and similar events. We have active and aggressive programs in place to identify and minimize our exposure to these vulnerabilities and work in collaboration with the technology industry to share corrective measures with our business partners. Although we currently maintain multiple computer facilities that are designed to provide redundancy and back-up to reduce the risk of system disruptions and have facilities in place that are expected to maintain service during a system disruption, such systems and facilities may prove inadequate. Any system failure that causes an interruption in service or decreases the responsiveness of our service could impair our reputation, damage our brand name and negatively impact our business, financial condition and operating results.

We could encounter difficulties in integrating Brut, our recent ECN acquisition, with the Nasdaq Market Center.

On September 7, 2004, we acquired the Brut ECN. Brut’s integration with our existing business operations presents many challenges and has demanded significant attention of several key managers. The demands placed on the time of our management team in the Brut integration may adversely affect the operation of our existing businesses. The integration could take longer than planned and be subject to unanticipated difficulties and expenses.

Key risks involve:

•	failure to execute as well or as quickly as anticipated on our integration plans, including the integration of the acquired employees, operations, technologies and products with our existing business and products;

•	retention of business relationships with suppliers and customers of Brut;

•	loss of key Brut personnel;

•	the diversion of our management during the integration process; and

•	resistance to cultural changes in the acquired organization.

Future acquisitions, partnerships and joint ventures may require significant resources and/or result in significant unanticipated losses, costs or liabilities.

In the future we may seek to grow our company and businesses by making acquisitions or entering into partnerships and joint ventures. We may finance future acquisitions by issuing additional equity securities and/or with additional indebtedness. The issuance of equity may be dilutive to existing stockholders. In addition, announcement or completion of future transactions could have a material effect on the price of our stock. We could face financial risks associated with incurring additional indebtedness such as reducing our liquidity and curtailing our access to financing markets and increasing the amount of cash flow required to service such indebtedness.

In addition, acquisitions, partnerships or investments may require significant managerial attention, which may be diverted from our other operations. These capital, equity and managerial commitments may impair the operation of our businesses. Furthermore, any future acquisitions of businesses or facilities could entail a number of additional risks, including:

•	problems with effective integration of operations;

•	the inability to maintain key pre-acquisition business relationships;

•	increased operating costs;

•	exposure to unanticipated liabilities; and

•	difficulties in realizing projected efficiencies, synergies and cost savings.

We may not be able to keep up with rapid technological and other competitive changes affecting the structure of the securities markets.

The markets in which we compete are characterized by rapidly changing technology, evolving industry standards, frequent enhancements to existing services and products, the introduction of new services and products and changing customer demands. Our future success will depend on our ability to respond to changing technologies on a timely and cost-effective basis and continuing to implement lower cost technologies, which require significantly less customization. If we fail to implement these lower cost technologies or if these technologies fail to work as expected, our business would be negatively impacted. Our business, financial condition and operating results may be adversely affected if we cannot successfully develop, introduce, or market new services and products or if we need to adopt costly and customized technology for these services and products. In addition, any failure by us to anticipate or respond adequately to changes in technology and customer preferences, or any significant delays in other product development efforts, could have a material adverse effect on our business, financial condition and operating results.

We may need additional funds to support our business.

We depend on the availability of adequate capital to maintain and develop our business. We believe that our current capital requirements will be met from internally generated funds and from the funds previously raised. However, based upon a variety of factors, including our market share, reductions in fee levels caused by increased competition, the cost of service and technology upgrades and regulatory costs, our ability to fund our capital requirements may vary from those currently planned. In addition, in 2006, $240.0 million aggregate principal amount of our convertible notes will become due and payable. Should we raise additional capital through debt issuances, any restrictive covenants contained in such debt instruments may likely impose significant limitations on our ability to take certain business actions. Furthermore, if we issue additional equity, our equity holders may suffer dilution. There can be no assurance that additional capital will be available on a timely basis, or on favorable terms or at all.

Our financial condition and results of operations may suffer if we incur more charges than currently anticipated.

In June 2003, we announced the results of a strategic review designed to eliminate non-core products and initiatives in order to position us for improved profitability and growth. Through the end of 2003, we had incurred $145.5 million in pre-tax charges related to the elimination of these products and services. See Note 3, “Significant Transactions—Strategic Review,” to the consolidated financial statements. We continue to evaluate our cost structure relative to our revenue levels and may take additional charges in the future. If our estimates about future charges prove to be inadequate, our financial condition and results of operations could be adversely affected.

Regulatory changes and changes in market structure could have a material adverse effect on our business.

We operate in a highly regulated industry. In recent years, the securities trading industry and, in particular, the securities markets, have been subject to significant regulatory changes. Regulatory changes are generally made in response to innovations in markets and technology or to address regulators’ specific concerns, such as ensuring best execution for investors. Moreover, the securities markets have been the subject of increasing political and public scrutiny over the past year in response to a number of developments and inquiries. Any of these factors or events may result in future regulatory or other changes, although we cannot predict the nature of these changes or their impact on our business at this time. Our customers also operate in a highly regulated industry. The SEC and other regulatory authorities could impose regulatory changes that could impact the ability of our customers to use The Nasdaq Market Center or could adversely affect The Nasdaq Stock Market. The loss of a significant number of customers or a reduction in trading activity on The Nasdaq Stock Market as a result of such changes could have a material adverse effect on our business, financial condition and operating results.

The SEC published a concept release in November 2004 requesting public comment on the structure of the self-regulatory system, including alternative approaches to securities industry self-regulation. Certain of the approaches discussed by the SEC in the release call for a single self-regulatory organization, or SRO (the “Universal Regulator”), that would be responsible for all rules, markets and members. Under these models, all markets, both the Nasdaq and exchange markets, would be registered with the Universal Regulator and would not have any self-regulatory authority. Other models discussed by the SEC would significantly reduce or even eliminate securities industry self-regulation altogether. The adoption of any of these models could adversely affect our control of our market and may adversely impact our business, financial condition and operating results.

We are subject to extensive regulation that may harm our ability to compete with less regulated entities.

Under current federal securities laws, changes in our rules and operations, including our pricing structure, must be approved by the SEC. The SEC may approve, disapprove, or recommend changes to proposals that we submit. In addition, the SEC may delay the initiation of the public comment process or the approval process. This delay in approving changes, or the altering of any proposed change, could have an adverse effect on our business, financial condition and operating results. We must compete not only with ECNs that are not subject to the SEC approval process, but also with other exchanges that have lower regulation and surveillance costs than us. This self-regulation cost that we are required to undertake contributes to the high quality regulation of our market. However, with the fragmentation of trading that has occurred through SEC encouragement, fragmentation of regulation has followed. There is a risk that trading will shift to exchanges that spend significantly less on regulation services. In April 2003, we raised both concerns—regulatory fragmentation and regulatory arbitrage—to the SEC in an attempt to ensure that the SEC does not permit competition to harm regulation. The SEC has sought and received public comment with regard to our concerns and recently published a concept release that, among other things, seeks additional comment on these issues. There can be no assurance that the SEC will act favorably regarding our arguments in the foreseeable future.

In addition, Brut, LLC is a broker-dealer. Broker-dealers are subject to certain regulations that did not apply to us prior to the Brut acquisition. All broker-dealers have an SRO that is assigned by the SEC as the broker-dealer’s designated examining authority, or DEA. The DEA is responsible for examining a broker-dealer for compliance with the SEC’s financial responsibility rules. NASD is Brut’s current DEA, and the SEC has requested that Brut become a member of the NYSE so that the NYSE can become Brut’s DEA. A failure to comply with the SEC’s request in a satisfactory manner may have adverse consequences and changing Brut’s DEA may entail additional regulatory costs. See “—Regulation” for further discussion of broker-dealer regulations. Any failure to comply with these broker-dealer regulations could have a material effect on the operation of our business, financial condition and operating results.

We have self-regulatory organization obligations and also operate a for-profit business, and these two roles may create conflicts of interest.

Pursuant to the Exchange Act, we have obligations pursuant to delegated authority from our SRO, NASD, to regulate and monitor activities on The Nasdaq Stock Market and ensure compliance with applicable law and the rules of our market by market participants and Nasdaq-listed companies. The SEC staff has expressed concern about potential conflicts of interest of “for-profit” markets performing the regulatory functions of a self-regulatory organization. While we outsource the majority of our market regulation functions to NASD, we do perform certain regulatory functions related to our listed companies and our market. In addition to the risk of overly aggressive regulation, potential conflicts of interest could also result in overly lenient regulation, motivated by a misplaced attempt to increase trading volume and revenues. In either case, any failure by us to diligently and fairly regulate our market or to otherwise fulfill our regulatory obligations could significantly harm our reputation, prompt SEC scrutiny and adversely affect our business. The SEC recently issued a concept release relating to the efficacy of the self-regulation system, including the inherent tensions in the SRO model. The SEC has also recently proposed new rules with respect to SROs. The proposed new rules would, among other things:

•	require a majority independent board for SROs and nominating, governance, audit, compensation and regulatory oversight committees of the board composed solely of independent directors;

•	require separation of an SRO’s regulatory functions from its market operations and other business interests;

•	restrict ownership and voting levels of members of the SRO that are broker-dealers to no more than 20%;

•	require SROs to comply with additional reporting and other requirements in the event that the SRO lists or trades its own or an affiliate’s securities; and

•	require that all regulatory fees, fines and penalties received be used to fund regulatory programs and not be made available for distribution to shareholders.

Any rule making that may result from this release could have a material effect on the operation of our business, financial condition and operating results.

The adoption of Regulation NMS by the SEC could have a material adverse effect on our business.

In February 2004, the SEC proposed Regulation NMS, a series of proposals designed to modernize the regulatory structure of the U.S. equity markets. In December 2004, the SEC proposed a revised Regulation NMS for public comment. Regulation NMS addresses the trade-through rule, intermarket access, market data and sub-penny pricing. See “—Regulation—Recent Regulatory Developments.”

We cannot predict whether the changes proposed by Regulation NMS will be adopted by the SEC in their proposed form, a different form, or at all. Accordingly, we cannot predict the impact these proposed rule changes will have on our business. If the SEC adopts a proposal that (i) reduces the market data fees or revenues we receive for trade executions, (ii) imposes significant regulatory compliance costs upon us, (iii) reduces the number of orders routed to our systems for execution, and/or (iv) reduces the number of internalized trades reported to The Nasdaq Stock Market, our business, financial condition and results of operations may be adversely affected. Internalization occurs when a broker-dealer receives a customer buy or sell order and, instead of routing the order to another broker-dealer or market for execution, chooses to fill the order from shares in the firm’s own trading account or by executing it against other customer orders that the firm holds. In addition, Regulation NMS may lead to structural change in how securities trade and report, which are unknown and could have an adverse impact on our financial results or which could adversely affect our competitive position.

Failure to protect our intellectual property rights could harm our brand-building efforts and ability to compete effectively.

To protect our rights to our intellectual property, we rely on a combination of trademark laws, copyright laws, patent laws, trade secret protection, confidentiality agreements and other contractual arrangements with our affiliates, clients, strategic partners and others. The protective steps that we have taken may be inadequate to deter misappropriation of our proprietary information. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. We have registered, or applied to register, our trademarks in the United States and in over 40 foreign jurisdictions and have pending U.S. and foreign applications for other trademarks. Effective trademark, copyright, patent and trade secret protection may not be available in every country in which we offer or intend to offer our services. Failure to protect our intellectual property adequately could harm our brand and affect our ability to compete effectively. Further, defending our intellectual property rights could result in the expenditure of significant financial and managerial resources, which could adversely affect our business, financial condition and operating results.

Failure to attract and retain key personnel may adversely affect our ability to conduct our business.

Our future success depends, in large part, upon our key employees who execute our business strategy and identify and pursue strategic opportunities and initiatives. In particular, we are highly dependent on the continued services of Robert Greifeld, our President and Chief Executive Officer, and other executive officers, key employees and technical personnel who possess extensive financial markets knowledge and technology skills. The diminution or loss of the services of these persons for any reason, as well as any negative market or industry perception arising from that diminution or loss, could have a material adverse effect on our business. We do not maintain “key person” life insurance policies on any of our executive officers, managers, key employees or technical personnel. We may have to incur costs to replace key employees that leave, and our ability to execute our business model could be impaired if we cannot replace departing employees in a timely manner.

We are subject to risks relating to litigation and potential securities laws liability.

Many aspects of our business potentially involve substantial risks of liability. While we enjoy immunity from private suits for self-regulatory organization activities, we could be exposed to liability under federal and state securities laws, other federal and state laws and court decisions, as well as rules and regulations promulgated by the SEC and other federal and state agencies. These risks include, among others, potential liability from disputes over the terms of a trade, or claims that a system failure or delay cost a customer money, that we entered into an unauthorized transaction or that we provided materially false or misleading statements in connection with a securities transaction. As we intend to defend any such litigation actively, significant legal expenses could be incurred. An adverse resolution of any future lawsuit or claim against us could have an adverse effect on our business, financial condition and operating results.

In addition, we are subject to oversight by the SEC. The SEC regularly examines us for compliance with our obligations under the securities laws. In the case of non-compliance with our obligations under those laws, we could be subject to investigation and judicial or administrative proceedings that may result in substantial penalties.

We have a limited operating history as a for-profit entity.

While we have an established operating history, we have only operated as a for-profit company with private ownership interests since June 28, 2000. Therefore, we are subject to the risks and uncertainties associated with any recently independent company.

Our agreements with NASD and its other affiliates may not be on terms as favorable to us as could have been obtained from unaffiliated third parties and we have potential conflicts of interest with NASD and related parties.

For purposes of governing our ongoing relationship, we and NASD, or their affiliates, have entered into various agreements and arrangements involving the provision of services, such as market surveillance and other regulatory and facilities sharing functions. We have negotiated an agreement with NASD, pursuant to which NASD will regulate our membership and market surveillance activity commencing upon the SEC granting our application for exchange registration. At the time the parties negotiated this agreement, the parties envisioned that NASD would continue regulating trading activity on The Nasdaq Stock Market under a long-term contract that establishes the various functions NASD will perform for us and the pricing methodology for the services that we receive from NASD. The functions covered under this agreement, as negotiated, are substantially of the same type and scope as those NASD currently performs under the Delegation Plan.

Until exchange registration is granted by the SEC, the regulatory services agreement between Nasdaq and NASD is not effective. Thus, Nasdaq and NASD currently operate pursuant to the Delegation Plan. We have approached NASD about formalizing the services provided pursuant to the Delegation Plan in a written contract to be effective until exchange registration. However, the parties have not agreed to the terms of such an agreement to date. Since we have no formal regulatory services contract with NASD, we negotiate pricing on services annually and we can offer no assurances that we will be able to obtain services from NASD at comparable or reduced price levels in future periods. In addition, we may determine that it is necessary to negotiate other new contracts with NASD or its affiliates, or to renegotiate existing contracts between the parties. Although it is the intention of the parties to negotiate agreements that provide for arm’s length, fair market value pricing, there can be no assurance that these contemplated agreements, or the transactions provided in them, will be effected on terms as favorable to us as could have been obtained from unaffiliated third parties. The cost to us for such services could increase at a faster rate than our revenues and could adversely affect our business, financial condition and operating results.

Conflicts of interest may arise between us and NASD, or its affiliates, in a number of areas including the nature, quality and pricing of services rendered; tax and employee benefit matters; indemnity agreements; sales or distributions by NASD of all or any portion of its ownership interest in us; or NASD’s ability to influence certain affairs of ours prior to exchange registration. There can be no assurance that NASD and Nasdaq will be able to resolve any potential conflict or that, if resolved, we would not receive a more favorable resolution if we were dealing with an unaffiliated party.

On November 29, 2004, we entered into an exchange agreement with NASD pursuant to which NASD exchanged 1,338,402 shares of our Series A Cumulative Preferred Stock, representing all the outstanding shares of Series A Cumulative Preferred Stock, for 1,338,402 shares of newly issued Series C Cumulative Preferred Stock. Under the exchange agreement, we must obtain NASD’s prior written consent before incurring or assuming long-term debt or engaging in extraordinary asset sales that in aggregate equal or exceed $200.0 million in outstanding long-term debt and sales of our assets for cash outside of the ordinary course of business. NASD’s consent may not be unreasonably withheld; however, if we elect to proceed with such a transaction, NASD is permitted to condition its consent on the proceeds being used to redeem the Series C Cumulative Preferred Stock. Debt outstanding as of February 21, 2002 and debt incurred to refinance such outstanding debt are excluded from this calculation. Also, sales of capital stock and sales or transfers of assets in connection with a joint venture, strategic alliance or similar arrangement (if not primarily for cash and to raise capital) are excluded from the definition of sales of our assets for cash outside of the ordinary course of business.

NASD will continue to maintain voting control over us until exchange registration is granted and may have interests that are different from yours and, therefore, may make decisions that are adverse to your interests.

The SEC requires that NASD retain greater than 50% of the voting control over us. Pursuant to our authority to operate The Nasdaq Stock Market as delegated to us by NASD and as approved by the SEC, NASD must continue to have voting control over us until the SEC approves our application to become a registered exchange. Giving effect to an underwritten offering of shares of our common stock owned by NASD that closed on February 15, 2005, NASD continues to own approximately 26.6 million shares of our common stock, including shares underlying unexercised and unexpired warrants. Following exchange registration, the voting rights related to the shares underlying unexercised and unexpired warrants will revert to the holders of the warrants. However, NASD will still be entitled to approximately 6.3% of the vote of holders of our common stock. Upon expiration of the warrants that are not exercised, the voting rights of our common stock underlying such warrants will revert to NASD and, therefore, will increase NASD’s voting percentage. Until exchange registration is granted, as a result of NASD’s voting control, its share ownership and our operating pursuant to NASD’s SRO registration pursuant to delegated authority, NASD will be in a position to continue to control substantially all matters affecting us, including any determination with respect to our direction and policies, acquisition or disposition of assets, future issuances of our securities, our incurrence of debt and any dividend payable on our common stock. NASD may have interests that conflict with your interests as a holder of our common stock. NASD’s control may delay or prevent a change in control, impede a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us or result in actions that may be opposed by other stockholders, including those who purchase common stock in this offering.

The SEC may challenge or not approve our plan to become a national securities exchange or it may require changes in the manner we conduct our business before granting this approval, which may adversely impact our business or our shareholders.

The SEC may not approve our application for exchange registration or may require changes in our corporate governance structure and the way we conduct our business before granting this approval. Failure to be so registered could adversely affect our competitive position and could have a material adverse effect on our business conditions and business prospects. For example, we would remain subject to NASD’s control if we do not obtain our own license to operate as a self-regulatory organization. This may limit our ability to raise additional capital to expand and improve our products and services or to pay off our obligations. In addition, until exchange registration is granted, we likely will be required to continue sharing UTP Plan fees with other UTP Plan participants for Nasdaq Quotation Dissemination Service (“NQDS”) data, which provides subscribers with the best bid and offer information from each individual Nasdaq market maker and ECN. The obligation to share revenues with other UTP Plan participants for this NQDS data will cease upon exchange registration. Accordingly, any delay or failure to obtain exchange registration will impede our ability to retain fees for NQDS data.

Further, in connection with exchange registration, certain changes must be made to the national market system plans so that we can become a participant. Certain participants in the plans may object to, or request modifications to, amendments that we propose. In addition, in order to become a participant in these plans, we will need to pay amounts, which have not yet been determined, but which may be significant and could impact our business, financial condition and operating results. We may need to adjust our business practices to join these plans in a manner that will impose costs on us and could adversely impact our business, financial condition or operating results. Failure to resolve these issues could result in a denial or delay of exchange registration.

We have previously sought and obtained approval from the UTP Plan operating committee for changes to that plan to enable us to become a member once our exchange application has been approved. We have also sought the approval of the operating committees for the other three national market system plans. The operating committee of one national market system plan voted not to accept our proposed changes to that plan that would allow us to become a plan member and to operate our execution system in accordance with our chosen business strategy upon exchange registration. We plan to continue negotiating with the members of the plan; however, we cannot predict the outcome of those negotiations at this time. A failure to achieve a successful outcome could require us to alter our business strategy in an unfavorable manner or could otherwise limit our ability to participate as an exchange under such plan.

In addition, the SEC has advised us that as a condition to exchange registration, we will need to comply with the provision of Section 6 of the Exchange Act requiring that national exchanges provide for representation of their “members” (as defined in the Exchange Act) on their boards of directors. The SEC recently proposed rule changes that could affect the governance of SROs. The proposed rules would require that at least 20% of the total number of directors of an exchange must be selected by its broker-dealer members. While the outcome is not yet clear, we may have to revise our board structure as a condition to exchange registration so that only our members would elect a certain percentage of our board and our stockholders would elect the remainder of the board. In addition, the proposed rules would, among other things, require SROs to implement certain minimum governance standards, including a majority independent board, fully independent nominating, governance, audit, compensation and regulatory oversight committees, and the separation of an SRO’s regulatory functions from its market operations and other business interests. We cannot predict whether these proposed requirements will be adopted by the SEC in their proposed form, a different form, or at all, and cannot now predict the impact of the proposed requirements on our business.

The SEC recently approved new listing standards with respect to listing our common stock on The Nasdaq Stock Market. These listing standards require periodic reporting of compliance to the SEC and an annual compliance audit by an independent accounting firm. Our failure to maintain compliance with these listing standards could result in our common stock being delisted from The Nasdaq Stock Market. In addition, the SEC has recently proposed Regulation AL, a new regulation that would institute a set of rules for demutualized exchanges and securities associations that intend to list their own securities or those of an affiliate. If Regulation AL is adopted by the SEC, we may have to alter our operations and business to comply with Regulation AL to the extent that Regulation AL supersedes our listing standards. We cannot predict whether this new rule proposal will be adopted by the SEC in its proposed form, a different form, or at all, and cannot now predict the impact of the proposed requirements on our business.

The SEC also has raised a concern about our desire to remain a venue to which our market participants can report internalized trades, since internalization may result in orders being executed ahead of similarly priced orders for the same security already entered in the Nasdaq Market Center. In December 2004, we filed a proposed rule change with the SEC designed to address the SEC’s concern about us not always according strict time priority to similarly priced orders for the same security entered in the Nasdaq Market Center. The SEC has published our proposed rule change for public comment. The proposed rule change seeks to eliminate any deviations from strict time priority in the execution algorithm of the Nasdaq Market Center’s execution system, including the current internalization exception. The only remaining exception in the new algorithm would be for instances when a deviation is necessary for a member to avoid internalizing an order if that member has a regulatory or fiduciary obligation to do so. We are continuing to work with the SEC on how to address the time priority issue with respect to trades that are reported to us but executed outside the Nasdaq Market Center execution system. We are continuing discussions with the SEC to resolve this issue, but we can make no assurances as to the result of such discussions.

Also, in order for broker-dealers to continue as our market participants after the SEC grants our application for exchange registration, broker-dealers will need to become members of Nasdaq. After we become an exchange, these broker-dealers will no longer be able to rely on their NASD membership to utilize our products and services. There is no assurance that broker-dealers will choose to become members of Nasdaq. If broker-dealers determine not to become Nasdaq members upon the SEC granting our application to become an exchange, our business, financial condition and operating results could be adversely affected.

Accordingly, there can be no assurance that exchange registration will occur or that the registration process will occur in a timely manner. Because of the nature of the regulatory process and the variety of market structure issues that would have to be resolved across all markets, the registration process has been lengthy. In the long-term, the failure to be approved as an exchange by the SEC may have negative implications on our ability to fund our planned initiatives.

We depend on third party suppliers and service providers for a number of services that are important to our business. An interruption or cessation of an important supply or service by any third party could have a material adverse effect on our business.

We depend on a number of suppliers, such as MCI, Microsoft, Cisco, Hewlett Packard and Dell for elements of our trading, market data and other systems, as well as communications and networking equipment, computer hardware and software and related support and maintenance. We cannot assure you that any of these providers will be able to continue to provide these services in an efficient, cost-effective manner or that they will be able to adequately expand their services to meet our needs. An interruption in or the cessation of an important supply or service by any third party and our inability to make alternative arrangements in a timely manner, or at all, could result in lost revenues and higher costs and adversely affect our business, financial condition and operating results.

There is a limited trading history for our common stock.

Our stock began trading on The Nasdaq National Market on February 10, 2005, and, prior to that date, traded on the OTC Bulletin Board, where it experienced limited trading volume and significant volatility. We cannot predict the extent to which a trading market will develop on The National Market or how liquid that market might become. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance.

Item 2. Properties.

The following is a description of Nasdaq’s material properties as of December 31, 2004.

Location	Use	Size (approximate, in square feet)	Type of Possession
New York, New York	Location of MarketSite	26,000	Leased by Nasdaq
New York, New York	Nasdaq headquarters	83,000	Subleased from NASD
New York, New York	General office space	24,000	Leased by Nasdaq
New York, New York	General office space	53,000	Leased by Nasdaq
Rockville, Maryland	General office space	78,000	Leased by Nasdaq
Trumbull, Connecticut	Location for Nasdaq’s technology services, systems engineering and market operations	162,000	Owned by Nasdaq
Trumbull, Connecticut	General office space	47,000	Leased by Nasdaq
Rockville, Maryland	Location of Nasdaq data center	99,000	Owned by Nasdaq

In addition to the above, Nasdaq currently leases administrative, sales and disaster preparedness facilities in Chicago, Illinois; Menlo Park, California; Norwalk, Connecticut; Jersey City, New Jersey; London, England, Washington, DC and Eugene, Oregon.

Nasdaq continues to explore its options for subleasing or disposing of the certain office space in New York, New York, Jersey City, New Jersey and Rockville, Maryland. As of December 31, 2004, the total available space for sublease or sale was 146,000 square feet. We had sublet an additional 56,000 square feet as of December 31, 2004.

Item 3. Legal Proceedings.

Nasdaq is not currently a party to any litigation that it believes could have a material adverse effect on its business, financial condition, or operating results. However, from time to time, Nasdaq has been threatened with, or named as a defendant, in lawsuits.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of Nasdaq’s stockholders during the fourth quarter of 2004.

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Market Information. Our common stock began trading on The Nasdaq National Market on February 10, 2005 under the symbol “NDAQ.” During the period from July 1, 2002 through February 9, 2005, our common stock traded on the OTC Bulletin Board. No established public trading market existed for the common stock prior to July 2002 due to certain contractual transfer restrictions contained in the private placements of common stock .

The following chart lists the quarterly high and low bid prices for shares of the common stock for 2004 and 2003. These prices are between dealers and do not include retail markups, markdowns or other fees and commissions and may not represent actual transactions.

	High	Low
Fiscal 2004
Fourth quarter	$10.50	$6.40
Third quarter	7.00	5.53
Second quarter	8.80	6.30
First quarter	12.60	8.55
Fiscal 2003
Fourth quarter	$9.35	$8.05
Third quarter	10.05	6.75
Second quarter	8.55	5.15
First quarter	10.40	6.75

Holders. As of March 4, 2005, Nasdaq had approximately 1,475 holders of record of its common stock.

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

Selected Consolidated Financial Data

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except share amounts)
Statements of Income Data:(1)
Total revenues	$540,441	$589,845	$787,154	$848,070	$832,459
Cost of revenues(2)	(55,845)	—	—	—	—

Gross margin	484,596	589,845	787,154	848,070	832,459
Total expenses	476,413	647,159	675,307	764,533	634,130
Net income (loss) from continuing operations	1,804	(45,112)	65,021	60,055	126,177
Cumulative effect of change in accounting principle, net of tax of $67,956(3)	—	—	—	—	(101,090)
Net income (loss) from discontinued operations, net of tax(4)	9,558	(60,335)	(21,893)	(19,592)	(1,781)
Net income (loss)	11,362	(105,447)	43,128	40,463	23,306
Net (loss) income applicable to common stockholders	(1,826)	(113,726)	33,363	40,463	23,306
Weighted average common shares outstanding(5)	78,607,126	78,378,376	83,650,478	116,458,902	112,090,493
Basic and diluted net (loss) earnings per share:
Cumulative effect of change in accounting principle	$—	$—	$—	$—	$(0.90)
Continuing operations	(0.14)	(0.68)	0.66	0.52	1.13
Discontinued operations	0.12	(0.77)	(0.26)	(0.17)	(0.02)

Total basic and diluted net (loss) earnings per share	$(0.02)	$(1.45)	$0.40	$0.35	$0.21

	December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Balance Sheet Data:(1)
Cash and cash equivalents and investments available-for-sale	$233,099	$334,633	$423,588	$521,760	$494,347
Total assets(6)	814,820	851,254	1,175,914	1,326,251	1,164,399
Total long-term liabilities(6)	449,941	452,927	636,210	529,029	221,464
Total stockholders’ equity(6)	156,563	160,696	270,872	518,388	645,159

(1)	Certain prior period amounts have been reclassified to conform to the 2004 presentation.
(2)

Pursuant to the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” (“EITF 99-19”) Brut execution revenues are recorded on a gross basis in revenues and expenses such as liquidity rebate payments are recorded in cost of revenues as Brut acts as principal. Nasdaq’s other execution revenues will continue to be reported net of the liquidity rebate as Nasdaq does not act as principal.
(3)	As a result of the adoption of Staff Accounting Bulletin 101, “Revenue Recognition in Financial Statements” (“SAB 101”), Nasdaq recognized a one-time cumulative effect of a change in accounting principle in the first quarter of 2000.
(4)	Net of tax (provision) benefit for income taxes of $(5,595), $3,663, $(128) in 2004, 2003, 2002, respectively, and $0 in 2001 and in 2000.
(5)	Gives effect to the June 28, 2000, 49,999-for-one stock dividend of the shares of common stock for year ended 2000.
(6)	Includes continuing and discontinued operations. For further discussion of the impact of these items from discontinued operations, see Note 3, “Significant Transactions—Discontinued Operations,” to our consolidated financial statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The following discussion and analysis of the financial condition and results of operations of Nasdaq should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-K. Certain prior period amounts presented in the discussion and analysis have been reclassified to conform with the 2004 presentation.

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

Nasdaq is a leading provider of securities listing, trading, and information products and services. Nasdaq operates The Nasdaq Stock Market, the largest stock-based equity securities market in the United States, both in terms of number of listed companies and traded share volume. As of December 31, 2004, Nasdaq was home to 3,271 listed companies. Nasdaq also operates the Nasdaq Market Center, which as of December 31, 2004 enabled our customers to trade over 7,800 equity securities. Our revenue sources are diverse and include transaction services revenues, market data product and services revenues, listing fees, and financial product revenues.

Nasdaq offers our products and services for fees that are among the lowest in the industry and are designed to help us maintain and extend our market share. In order to sustain this competitive price strategy, we have significantly reduced operating expenses consistent with our regulatory obligations. We intend to implement further changes to our cost structure to further reduce expenses so that we can maintain our competitive pricing advantage, to attract additional business, and achieve our profitability goals. See “—Cost Reduction and Operating Efficiencies” for further discussion.

Nasdaq manages, operates and provides its products and services in two business segments, our Market Services segment and our Issuer Services segment. The Market Services segment includes our transaction-based business (Nasdaq Market Center) and our market information services business (Nasdaq Market Services Subscriptions), which are interrelated because the transaction-based business generates the quote and trade information that we sell to market participants and data vendors. The Issuer Services segment includes our securities listings business (Corporate Client Group) and our financial products business (Nasdaq Financial Products). The companies listed on The Nasdaq Stock Market represent a diverse array of industries. This diversity of Nasdaq-listed companies allows us to develop industry-specific and other Nasdaq indices that we use to develop and license financial products and associated derivatives. Because of the foregoing interrelationships, our management allocates resources, assesses performance and manages these businesses as two separate segments. Prior to 2003, Nasdaq operated in one segment. See Note 18, “Segments,” to the consolidated financial statements for further discussion.

On September 7, 2004, Nasdaq completed its acquisition of Brut and paid total cash consideration of $190.0 million, subject to certain post-closing adjustments. Nasdaq financed the purchase from available cash and investments. Accordingly, 2004 results include activity related to Brut from September 7, 2004 through December 31, 2004. See “Acquisition of Brut,” of Note 3, “Significant Transactions,” and Note 4, “Acquisition of Brut,” to the consolidated financial statements for further discussion.

For the year ended December 31, 2004, Nasdaq’s net income was $11.4 million compared with a net loss of $105.4 million in 2003, an increase of $116.8 million. Included in 2004 results is a net gain of $9.6 million from discontinued operations related to the release of a reserve for potential claims established in December 2003 in conjunction with the transfer of Nasdaq’s ownership of Nasdaq Europe S.A./N.V. (“Nasdaq Europe”). 2004 results also include pre-tax expenses of $62.6 million incurred in connection with taking certain actions to improve our operating efficiency. See “2004 Cost Reductions,” of Note 3, “Significant Transactions,” to the consolidated financial statements for further discussion. In 2003, results include pre-tax expenses totaling $97.9 million associated with Nasdaq’s strategic review. The strategic review, initiated in the second quarter 2003, includes the elimination of non-core product lines, initiatives and severance. See “—Cost Reduction and Operating Efficiencies” for further discussion. Also included in 2003 results was a net loss of $60.3 million from discontinued operations, related to the transfer of Nasdaq’s interest in Nasdaq Europe and the sale of IndigoMarkets Ltd. (“IndigoMarkets”). Nasdaq completed the sale of IndigoMarkets on September 30, 2003 and completed the transfer of its interest in Nasdaq Europe on December 18, 2003. Following the sale of IndigoMarkets and the transfer of Nasdaq’s interest in Nasdaq Europe, results from these subsidiaries have been reclassified as discontinued operations in Nasdaq’s Consolidated Statements of Income. All prior period information has been presented on the same basis. See Note 5, “Discontinued Operations,” to the consolidated financial statements for further discussion.

The remainder of this discussion and analysis reflects results from continuing operations, unless otherwise noted. On this basis, Nasdaq’s net income from continuing operations was $1.8 million for the year ended December 31, 2004 compared with a net loss of $45.1 million for year ended December 31, 2003, an increase of $46.9 million. Results were positively impacted by lower operating expenses from corporate-wide cost reduction programs and Nasdaq’s 2003 strategic review. Total expenses were $476.4 million for the year ended December 31, 2004 compared with $647.1 million for the year ended December 31, 2003, a decrease of $170.7 million or 26.4%. However, 2004 total revenues and gross margin (total revenues less cost of revenues) both decreased when compared with 2003. Total revenues were $540.4 million for the year ended December 31, 2004 compared with $589.8 million for the year ended December 31, 2003, a decrease of $49.4 million or 8.4%. Gross margin was $484.6 million for the year ended December 31, 2004 compared with $589.8 million for the year ended December 31, 2003 a decrease of $105.2 million or 17.8%. These declines were primarily due to continued competitive pressure on Market Services segment revenues and gross margin due to a decline in the percentage of share volume reported to Nasdaq’s systems, decreases in certain fees and increases in certain rebates and revenue sharing. Increased trading activity of Nasdaq-listed securities for the year ended December 31, 2004 compared to 2003 and additional trading activity due to the acquisition of Brut partially offset these decreases. Market Services segment revenues decreased $49.2 million or 12.8% and Market Services segment gross margin decreased $105.0 million or 27.4% for the year ended December 31, 2004 compared with the year ended December 31, 2003. These current and prior year items are discussed in more detail below.

Business and Operating Environment

In recent years, the business environment in which we operate has been characterized by challenging business and economic conditions. In addition, the business environment has been marked by intense competition, both in the trade execution and trade reporting businesses and for new and existing listings, aggressive price cutting in an attempt to increase trading volume market share and an increased emphasis on electronic trading due to technological advancements and regulatory changes. Our business has been and will continue to be impacted by the following key external factors:

•	the number of companies seeking equity financing, which is affected by factors such as investor demand, the economy, alternative sources of financing and tax policy;

•	trading volumes in U.S. equity securities, which are driven primarily by overall macroeconomic conditions;

•	competition (in terms of listings, market share, pricing, and product and service offerings); and

•	technological advancements and regulatory developments.

These factors will affect our future revenue, gross margin and profitability. Each major factor is discussed in this Management’s Discussion and Analysis.

The following table includes data showing average daily share volume in Nasdaq-listed securities and the percentage of share volume of Nasdaq-listed securities reported on the Nasdaq Market Center. In addition, the table shows drivers for our Issuer Services segment, including initial public offerings and numbers of listed companies. In evaluating the performance of our business, our senior management closely watches these key drivers.

	Year Ended December 31,
	2004	2003	2002
Average daily share volume in Nasdaq-listed securities (in billions)	1.81	1.69	1.75
Percentage of share volume of Nasdaq-listed securities reported to the Nasdaq Market Center	51.3%	67.0%	89.3%
Initial public offerings	148	54	46
Secondary offerings	233	190	149
New listings(1)	260	134	121
Number of listed companies(2)	3,271	3,333	3,659

(1)	Includes initial public offerings, including those completed on a best efforts basis, and listings that switched from other listing venues.
(2)	Number of listed companies as of period end.

Improving economic conditions at the end of 2003 contributed to an increase in equity prices from the relative lows in 2002, which stimulated an increase in the issuance of equity capital and the number of initial public offerings during 2004. Trading volume in U.S. equity markets increased by 7.2% during 2004 as compared to 2003. During 2000 through early 2003, the weak and uncertain economic climate, together with corporate governance and accounting concerns and concerns arising from the war in Iraq, contributed to a decline in new equity financing, an inability of certain listed companies to meet listing standards, lower equity prices, higher market volatility and more challenging business conditions for companies in the financial services industry, including us.

We experience competition in our core trading activities such as execution services; quoting and trading capabilities; and reporting services. Many of our competitors have engaged in aggressive price competition by reducing the trade execution transaction fees they charge their customers. As a result of this competition, we have also significantly reduced the trade execution transaction fees we charge our customers, particularly our large-volume customers. In connection with our aggressive pricing strategy, we have initiated significant cost reduction plans consistent with our regulatory obligations and we intend to continue to reduce our cost structure to a point where it is comparable or favorable to our competitors. Our revenues from the sale of market information products and services are also under competitive threat from other securities exchanges that trade Nasdaq-listed securities. We have implemented a new program that provides monetary incentives for quoting market participants to send orders and report trades to the Nasdaq Market Center. Nasdaq has reduced the percentage shared under this program throughout 2004 and may continue to further reduce the percentage shared. In addition, the acquisition of Brut is designed to accelerate our growth initiatives and enhance our competitive position.

We aggressively compete for new listings of initial public offerings. Our primary competitor for larger company listings on The Nasdaq Stock Market is the NYSE. We also compete, to a limited extent, with Amex for listing of smaller, less active, companies. In addition, at least one regional exchange, the Pacific Exchange, together with ArcaEx, its exclusive equities trading facility, has indicated that it intends to expand a listings business. Nasdaq-sponsored financial products are subject to intense competition from other ETFs, derivatives and structured products as investment alternatives and we are subject to competition for the listing of these products from other exchanges.

The securities industry continues to experience considerable technological and regulatory change. Some of our competitors who have historically supported a floor-based trading model are increasingly moving to more fully automate their processes. While one consequence of these initiatives has been to highlight the advantages of the electronic trading model, another consequence has been to shorten the expected life of legacy hardware and architecture as market centers rapidly innovate in order to offer their customers the best possible platform. In addition, our competitors’ migration to electronic trading could further increase the competitive pressures on us.

Cost Reduction and Operating Efficiencies

In response to increased competition, we performed a strategic review in 2003 of our operations to develop a plan to focus our business and improve our profitability, margins and growth. In implementing our strategic plan, we have successfully reduced our technology costs, eliminated non-core products, scaled back our workforce and consolidated our real estate facilities. In addition, we are also taking steps to exit certain low-margin businesses, primarily relating to providing proprietary network connectivity to the Nasdaq Market Center. As we phase out these low margin access services, we expect our revenues to decrease but we expect the corresponding expenses to decrease at a greater rate. In 2003, we reduced total direct expenses by approximately $92.5 million or 15.8%, from $585.2 million to $492.7 million, as compared to 2002. In 2004, we continued to implement operating efficiencies and further reduced total direct expenses from continuing operations by approximately $61.9 million or 12.6%, from $492.7 million to $430.8 million for the year ended December 31, 2003 and 2004, respectively. During 2004, in connection with taking certain actions to improve our operational efficiency, we incurred expenses of approximately $62.6 million. Our results for 2003 include $97.9 million of similar expenses.

We plan to continue to rationalize our business activities and generate additional cost savings by managing our expense base and pursuing additional operational efficiencies and have identified additional expense reduction opportunities in computer operations and real estate that we intend to pursue. In addition, we also expect to increase operational efficiency as a result of our integration of Brut.

Sources of Revenues

Market Services

In March 2004, Nasdaq rebranded its execution services and trade reporting services—Automated Confirmation Transaction Service (“ACT”) as the Nasdaq Market Center, which is within the Market Services segment. Revenues from execution systems previously known as SuperMontage and Computer Assisted Execution System (“CAES”) and revenues from ACT are included in the Nasdaq Market Center. Beginning with the quarter ended June 30, 2004, revenues from Access Services, Advanced Computer Execution Systems (“ACES”) and Nasdaq InterMarket (revenues derived from the sale of tape data (tape fee revenues) for securities listed on exchanges) were also included with Nasdaq Market Center revenues as these products and services are considered transaction-based services. In addition, beginning September 7, 2004 with the acquisition of Brut, execution revenues from transactions executed through Brut are included in Nasdaq Market Center revenues. Pursuant to EITF 99-19 revenues from these transactions are recorded on a gross basis in revenues and expenses such as liquidity rebate payments are recorded in cost of revenues as Brut acts as principal. Nasdaq’s other execution revenues will continue to be reported net of the liquidity rebate as Nasdaq does not act as principal. Also, beginning with the quarter ended June 30, 2004, revenues from Nasdaq’s Level 1 Service, the Nasdaq Quotation Dissemination Service (“NQDS”), TotalView and Mutual Fund Quotation Service (“MFQS”) were rebranded as Nasdaq Market Services Subscriptions revenues as these products and services are considered subscription-based services. Nasdaq Market Services Subscriptions is also within the Market Services segment. Revenues from SuperMontage, CAES, ACT, Access Services and ACES were previously reported as Transaction Services and revenues from Nasdaq InterMarket, Level 1 Service, NQDS, TotalView and MFQS were previously reported as Market Information Services both within the Market Services segment.

Nasdaq Market Center

The Nasdaq Market Center provides market participants with access to The Nasdaq Stock Market execution services, such as quoting and trading capabilities, and reporting services such as trade reporting and risk management. We provide these quoting, trading, and trade reporting services for securities listed on the Nasdaq National Market and the Nasdaq SmallCap Market as well as for securities authorized for trading on the OTC Bulletin Board and for exchange-listed securities that are traded in the over-the-counter market by NASD members.

We provide our customers with the ability to electronically execute trades in equity securities. The primary fee for these execution services is a transaction execution charge, assessed on a per share basis to the party that accesses the liquidity provided by another market participant. In most circumstances, we credit a portion of the per share execution charge as a rebate to the market participant that provides the liquidity. We also earn revenue based on our share of trading securities listed on the NYSE and Amex. Many of our competitors engage in aggressive price competition by reducing the transaction fees they charge customers for trade execution. As a result of this competition, we have also significantly reduced the transaction fees we charge our customers for trade execution, particularly for large-volume customers.

The Nasdaq Market Center also provides three primary revenue-generating reporting services: trade reporting, trade comparison and risk management. Although we do not currently charge market participants for most of the trades they report to us, we do earn revenues for all trades reported to us in the form of shared market information revenues under the UTP Plan.

Trade comparison revenues are generated by matching two market participants to a trade that they have submitted to us for trade reporting for a fee. We also provide clearing firms with risk management services for a fee to assist them in monitoring their exposure to their correspondent brokers.

Finally, the Nasdaq Market Center provides market participants with the ability to access, process, display and integrate orders and quotes. We provide our market participants with several alternatives for accessing the Nasdaq Market Center for a fee. We are taking steps to exit certain low-margin business such as providing proprietary network connectivity for access to the Nasdaq Market Center. As we phase out these low margin access services, we expect our revenues to decrease but we expect the corresponding expenses to decrease at a greater rate.

Nasdaq Market Services Subscriptions

The primary source of revenues for Nasdaq Market Services Subscriptions is the collection and dissemination of price quotations and information regarding price and volume of executed trades. We collect information, distribute it and earn revenues in two capacities as a member of the UTP Plan and as a distributor of our proprietary market data. We also operate as the exclusive Securities Information Processor as part of the UTP Plan for the collection and dissemination of the best bid and offer information and last transaction information from the exchanges and markets that quote and trade in Nasdaq-listed securities. We do not generate any profits from our role as the Securities Information Processor.

In our role as the Securities Information Processor, we disseminate information to data vendors, which the data vendors then sell to the public. After deducting our expenses incurred as the Securities Information Processor, we distribute the tape fees to the respective UTP Plan participants, including ourselves, based on a combination of the participants’ respective annual trade volume and share volume. Since our sharing in the UTP Plan is based on our market share, our revenues from the sale of market information products and services are under competitive pressure from other securities exchanges that trade Nasdaq-listed securities. As a result, we have implemented a new tiered pricing structure and a new program that provides an incentive for quoting market participants to send orders and report trades to the Nasdaq Market Center to stabilize and increase our market share.

We also sell proprietary data products to market participants that choose to display trading interest on Nasdaq. We offer a range of proprietary data products including TotalView, our flagship market depth quote product. We operate several other proprietary services and data feed products, including the Mutual Fund

Quotation Service; the Mutual Fund Dissemination Service; our financial websites, Nasdaq.com and NasdaqTrader.com; and Nasdaq Index Dissemination service. See Item 1. “Business—Products and Services” for a discussion of our proprietary data products.

Issuer Services

Corporate Client Group

The Corporate Client Group provides customer support services and products to Nasdaq-listed companies and is responsible for obtaining new listings on The Nasdaq Stock Market. We charge issuers an initial listing fee, a fee for listing of additional shares and an annual fee. The initial listing fee for securities listed on The Nasdaq Stock Market includes a listing application fee and a total shares outstanding fee. The fee for listing of additional shares is based on the total shares outstanding, which we review quarterly. Annual fees for securities listed on The Nasdaq Stock Market are based on total shares outstanding. Beginning in 2005, Nasdaq increased the amount of its annual fees for both The National and SmallCap Markets in a range of approximately 14.0% to 31.0%. Initial listing and listing of additional shares fees are recognized on a straight-line basis over estimated service periods, which are six and four years, respectively, based on our historical listing experience, pursuant to the requirements of SEC Staff Accounting Bulletin Topic 13: Revenue Recognition. The listing fees that are amortized over their respective service periods provide us with recurring revenue.

Nasdaq Financial Products

Nasdaq Financial Products is responsible for introducing products that leverage, extend and enhance the Nasdaq brand, such as Nasdaq indices and QQQ, an exchange traded fund based on the Nasdaq-100 Index. Nasdaq Financial Products oversees the development and licensing of Nasdaq-branded financial products based on Nasdaq indices. In addition to licensing revenues, these products, particularly exchange traded funds, or ETFs, can lead to increased investments in companies listed on The Nasdaq Stock Market, which, in turn, could benefit our Market Services revenues.

We have licensed to major stock markets in the United States the right to use our trademarks in connection with trading QQQ under the UTP Plan. Every major options market in the United States also licenses the right to use our trademarks to trade the equity options on QQQ from us. We receive license fees for our trademark licenses that vary by product based on assets or number or underlying dollar value of contracts issued. In addition, QQQ has a national advertising campaign, which is separate from ours, that demonstrates the success of the issuers included in the Nasdaq-100 Index.

Operating Results

The following table sets forth total revenues by segment, cost of revenues and gross margin:

	Year Ended December 31,
	2004	2003	2002
	(in millions)
Market Services	$334.5	$383.7	$581.8
Issuer Services	205.8	204.2	204.0
Other	0.1	1.9	1.4

Total revenues	540.4	589.8	787.2
Cost of revenues	(55.8)	—	—

Gross margin	$484.6	$589.8	$787.2

MARKET SERVICES

The following table sets forth total revenues, cost of revenues and gross margin from Market Services:

	Year Ended December 31,
	2004	2003	2002
	(in millions)
Nasdaq Market Center:
Revenues	$378.7	$388.5	$523.8
Liquidity rebate	(130.1)	(127.4)	(88.8)
Tape fee revenue sharing	(8.1)	(13.8)	(17.4)
Nasdaq General Revenue Sharing Program	(2.3)	—	—

Total Nasdaq Market Center revenues, net	238.2	247.3	417.6

Nasdaq Market Services Subscriptions:
Revenues(1)	183.0	179.0	182.0
Nasdaq General Revenue Sharing Program	(17.8)	—	—
Nasdaq data tape fee revenue sharing	—	—	(9.0)
UTP Plan revenue sharing	(79.4)	(50.8)	(18.3)

Total Nasdaq Market Services Subscriptions revenues, net	85.8	128.2	154.7
Other Market Services revenues	10.5	8.2	9.5

Total Market Services revenues	$334.5	$383.7	$581.8
Cost of revenues	(55.8)	—	—

Gross margin from Market Services	$278.7	$383.7	$581.8

(1)	Includes eligible and non-eligible UTP Plan revenues. Eligible UTP Plan revenues are associated with the calculation and dissemination of the consolidated national best bid and best offer (“inside quote”) and last sale information. These revenues are shared among UTP Plan participants. Non-eligible UTP Plan revenues are associated with the calculation and dissemination of proprietary Nasdaq information and are not shared among UTP Plan participants.

Nasdaq Market Center

Nasdaq Market Center revenues decreased $9.8 million, or 2.5%, in 2004 compared with 2003 and decreased $135.3 million, or 25.8%, in 2003 compared with 2002. These decreases were primarily due to a decline in the percentage of share volume reported to Nasdaq’s systems, the effect of price reductions, the elimination of a quote update fee and a decline in the number of trader log-ons to Nasdaq’s systems. Share volume declined as competitive pressures from regional exchanges and ECNs continued to draw activity away from our systems to other venues. Competitive pressures also caused a decline in market share in 2003 compared with 2002. In response to this continued competition, we reduced certain fees. In January 2004, Nasdaq implemented a new tiered pricing structure geared toward drawing increased liquidity to Nasdaq’s trading platform. In April and November of 2004, Nasdaq further enhanced its pricing structure by increasing the liquidity rebate for certain market participants, which impacted the Nasdaq Market Center liquidity rebate. The new tiered pricing structure lowers execution charges to market participants based on the amount of liquidity a participant provides. These pricing changes are in addition to price reductions implemented in the second, third and fourth quarters of 2003 for trades reported to the Nasdaq Market Center. Also, we eliminated a quote update fee in February 2003 that we had formerly charged market participants for updating a quotation or non-marketable limit order on The Nasdaq National Market and The Nasdaq SmallCap Market. The decline in trader log-ons is due to continued market participant consolidations and firms moving to other venues to access the market. In 2004, these decreases were partially offset by additional activity from Brut and an increase in average daily share volume. Average daily share volume was 1.81 billion for the year ended December 31, 2004 compared to 1.69 billion for the year ended December 31, 2003. In 2003, the decreases discussed above were partially offset by an increase, during the fourth quarter of 2002, in the per share execution charge. However, the increase in the per share execution charge had no effect on Nasdaq Market Center revenues, net since the amount shared through the Nasdaq Market Center liquidity rebate (see discussion below) also increased by the same amount.

Nasdaq Market Center liquidity rebate, in which we credit a portion of the per share execution charge to the market participant that provides the liquidity, increased $2.7 million, or 2.1%, in 2004 compared with 2003 and increased $38.6 million, or 43.5%, in 2003 compared with 2002. The increase in 2004 compared with 2003 was due to an increase in the per share liquidity rebate in April and November 2004 for Nasdaq-listed securities and higher overall average daily share volume of market participants on The Nasdaq Stock Market. Partially offsetting the increase in 2004, was the elimination of the liquidity rebate for all NYSE-listed securities in December 2003 and certain Amex-listed securities in May 2004. The increase in the Nasdaq Market Center liquidity rebate in 2003 compared with 2002 was due to an increase in the amount rebated beginning in the fourth quarter of 2002. However, as discussed above, this increase did not effect Nasdaq Market Center revenues, net because it was offset by the increase in the per share execution charge.

We share tape fee revenues from NYSE-listed and Amex-listed securities through Nasdaq Market Center tape fee revenue sharing. We earn tape fee revenues from NYSE-listed and Amex-listed securities based upon both the percentage of trades reported to the Nasdaq Market Center for securities listed on these exchanges and the size of NYSE and Amex revenue sharing pools. Nasdaq Market Center tape fee revenue sharing decreased $5.7 million, or 41.3%, in 2004 compared with 2003 and decreased $3.6 million, or 20.7%, in 2003 compared with 2002. These decreases were primarily due to the INET ECN reporting certain trading activity to The National Stock Exchange beginning in the fourth quarter of 2002 and additional trading activity in the first quarter of 2004 as opposed to us as it had previously done. These changes reduced both Nasdaq Market Center revenues and the amount of tape fee revenues Nasdaq was obligated to share with INET, resulting in an overall decline in Nasdaq Market Center revenues, net. Also throughout 2004, Archipelago significantly increased the number of trades it prints, which resulted in lower market share for Nasdaq along with a decrease in the amount of tape fee revenue sharing.

In January 2004, the Nasdaq Market Center began sharing revenues under a new program, the Nasdaq General Revenue Sharing Program. This new discretionary program which shares operating revenue is designed to provide an incentive for quoting market participants to send orders and report trades to The Nasdaq Market Center. For the year ended December 31, 2004, Nasdaq shared $2.3 million of Nasdaq Market Center revenues under this program. See “Nasdaq Member Revenue Sharing” of Note 3, “Significant Transactions,” to the consolidated financial statements for further discussion.

Nasdaq Market Services Subscriptions

We provide subscribers with inside quote and last trade information through Level 1, the best quote information for each market participant through Nasdaq Quotation Dissemination Services and all price levels for each market participant through TotalView. These services are provided for securities listed on The Nasdaq Stock Market to both professional and non-professional users. We also provide Mutual Fund Quotation Service (“MFQS”), a service that collects and disseminates daily price and related data for unit investment trusts, mutual funds and money market funds that are subscribers to this service. These subscription revenues, which include eligible and non-eligible UTP Plan revenues, increased $4.0 million, or 2.2%, in 2004 compared with 2003. This increase was primarily due to increases in non-professional Level 1 and NQDS subscriptions and professional NQDS subscriptions resulting from increased interest in the equity markets during 2004. Professional Level 1 subscriptions remained flat year over year. Nasdaq introduced a distribution fee for MFQS beginning in the fourth quarter of 2003, which resulted in additional revenues for the year ended December 31, 2004.

Nasdaq Market Services Subscriptions revenues decreased $3.0 million, or 1.6%, in 2003 compared with 2002. This decrease was primarily due to cost saving initiatives among our market participants and market participant consolidations causing a decrease in professional Level 1 subscriptions. Also contributing to the decline was a decrease in non-professional Level 1 subscriptions resulting from decreased consumer interest in the equity markets. These decreases were partially offset by revenues received from TotalView. We began charging for our TotalView data products in the first quarter of 2003.

In January 2004, Nasdaq began sharing Market Services Subscriptions revenues under the new program, the Nasdaq General Revenue Sharing Program. For the year ended December 31, 2004, Nasdaq shared $17.8 million of Nasdaq Market Services Subscriptions revenues under this program. See “Nasdaq Member Revenue Sharing” of Note 3, “Significant Transactions,” to the consolidated financial statements for further discussion.

In 2002, Nasdaq Market Services Subscriptions shared tape fee revenues with its market participants in a pilot program based on their share of trades and volume reported to us. This revenue sharing plan was introduced in the first quarter of 2002. During 2002, Nasdaq shared $9.0 million in tape fee revenues with its market participants. The data revenue sharing program was part of a larger strategy to compete with UTP exchanges and provide incentive for Nasdaq members to continue to fully utilize our Market Services. Effective June 1, 2002, the SEC abrogated certain market participant tape fee sharing pilot programs, which resulted in an elimination of the Nasdaq member revenue sharing program for data covered under the UTP Plan. See “Nasdaq Member Revenue Sharing” of Note 3, “Significant Transactions,” to the consolidated financial statements for further discussion.

Nasdaq also shares tape fee revenues (i.e., revenues from the sale of tape data) for Nasdaq-listed securities through the UTP Plan. Under the revenue sharing provision of the UTP Plan, Nasdaq is permitted to deduct certain costs associated with acting as the exclusive Securities Information Processor from the total amount of tape fees collected. After these costs are deducted from the tape fees, Nasdaq distributes to the respective UTP Plan participants, including Nasdaq, their share of tape fees based on a combination of their respective trade volume and share volume. Nasdaq tape fee revenue sharing allocated to UTP Plan participants increased $28.6 million, or 56.3%, in 2004 compared with 2003 and increased $32.5 million in 2003 compared with 2002. These increases were primarily due to a decline in the percentage of share volume reported to Nasdaq’s systems as continued competitive pressures from ECNs continued to draw activity away from Nasdaq’s systems to regional exchanges that are members of the UTP Plan and that trade Nasdaq-listed securities. In 2004, the increase was partially offset by a decline in trade reporting activity from The Boston Stock Exchange after Brut began to report its trades to the Nasdaq Market Center on September 1, 2004. This change resulted in a decrease to UTP Plan revenue sharing of approximately $6.0 million for the year ended December 31, 2004. See “Acquisition of Brut,” of Note 3, “Significant Transactions,” and Note 4, “Acquisition of Brut,” to the consolidated financial statements for further discussion.

Cost of Revenues

Cost of revenues were $55.8 million for the year ended December 31, 2004. Pursuant to EITF 99-19, Nasdaq has recorded execution revenues from transactions executed through Brut on a gross basis in revenues and has recorded expenses such as liquidity rebate payments as cost of revenues as Brut acts as principal. Nasdaq’s other execution revenues will continue to be reported net of the liquidity rebate as Nasdaq does not act as principal.

ISSUER SERVICES

The following table sets forth revenues from Issuer Services:

	Year Ended December 31,
	2004	2003	2002
	(in millions)
Issuer Services:
Corporate Client Group	$165.3	$168.3	$174.2
Nasdaq Financial Products	40.5	35.9	29.8

Total Issuer Services revenues	$205.8	$204.2	$204.0

Corporate Client Group

The following table sets forth the revenues from the Corporate Client Group as reported in accordance with accounting principles generally accepted in the United States (“GAAP”) (“as reported”) and as would be reported on a non-GAAP basis (“billed basis”). We believe that the presentation of billed basis revenues, as they relate to listing of additional shares and initial listing fees, is a good indicator of current Corporate Client Group activity as billed basis information excludes the effects of recognizing revenues related to initial listing fees and listing of additional shares fees over the six and four year periods, respectively.

	Year Ended December 31,
	2004		2003		2002
	As Reported	Billed Basis	As Reported	Billed Basis	As Reported	Billed Basis
	(in millions)
Annual renewal fees	$91.4	$91.4	$93.9	$93.9	$100.8	$100.8
Listing of additional shares fees	36.8	45.9	37.1	30.2	37.5	27.9
Initial listing fees	31.1	27.1	32.3	16.9	33.6	22.8
Other Corporate Client Group revenues	6.0	6.0	5.0	5.0	2.3	2.3

Total Corporate Client Group revenues	$165.3	$170.4	$168.3	$146.0	$174.2	$153.8

Corporate Client Group revenues, on an as reported basis, decreased $3.0 million, or 1.8%, in 2004 compared with 2003 and decreased $5.9 million, or 3.4%, in 2003 compared with 2002.

Corporate Client Group revenues are primarily derived from fees for annual renewals, listing of additional shares and initial listings for companies listed on The Nasdaq Stock Market. Fees are generally calculated based upon total shares outstanding for the issuing company. These fees are initially deferred and amortized over the estimated periods for which the services are provided. Revenues from annual renewal fees are amortized on a pro-rata basis over the calendar year and initial listing fees and listing of additional shares fees are amortized over six and four years, respectively. The difference between the as reported revenues and the billed basis revenues is due to the amortization of fees in accordance with GAAP. See Note 6, “Deferred Revenue,” to the consolidated financial statements for further discussion.

Annual renewal fees on both an as reported and billed basis decreased $2.5 million, or 2.7%, in 2004 compared with 2003 and decreased $6.9 million, or 6.8%, in 2003 compared with 2002. These decreases were primarily due to a reduction in the number of companies listed on The Nasdaq Stock Market from 3,659 on January 1, 2003 to 3,333 on January 1, 2004, the date on which companies are billed their annual fees. The decrease in the number of listed companies in 2003 was due to 460 issuers delisted by Nasdaq during 2003 primarily for failure to meet The Nasdaq Stock Market’s listing standards and other reasons, including mergers and acquisitions. Partially offsetting this decline were 134 new listings in 2003. The number of companies listed on The Nasdaq Stock Market on January 1, 2002 was 4,109. The decrease in number of listed companies in 2002 was due to 571 issuers delisted by us, during 2002 also for failure to meet The Nasdaq Stock Market’s listing standards and other reasons, including mergers and acquisitions. Partially offsetting this decline were 121 new listings in 2002. Also, in 2002, annual renewal fees were impacted by a revised increased fee structure.

Listing of additional shares fees, on an as reported basis, decreased $0.3 million, or 0.8% in 2004 compared with 2003 and decreased $0.4 million, or 1.1%, in 2003 compared with 2002. On a billed basis, listing of additional shares fees increased $15.7 million, or 52.0%, in 2004 compared with 2003 and increased $2.3 million, or 8.2%, in 2003 compared with 2002. The increases in listing of additional shares fees on a billed basis in 2004 and 2003 were primarily due to an improved economic environment, which resulted in higher activity for secondary offerings as well as other additional share activity. There were 233, 190 and 149 secondary offerings during 2004, 2003 and 2002, respectively. In 2004, the increase in listing of additional share fees on a billed basis was also due to the adoption of a new fee structure. This fee structure increased the minimum fee and eliminated a quarterly cap. The annual cap was not impacted.

Initial listing fees, on an as reported basis, decreased $1.2 million, or 3.7%, in 2004 compared with 2003 and decreased $1.3 million, or 3.9%, in 2003 compared with 2002. On a billed basis, initial listing fees increased $10.2 million, or 60.4%, in 2004 compared with 2003 and decreased $5.9 million, or 25.9%, in 2003 compared with 2002. The increase in initial listing fees on a billed basis in 2004 was primarily due to the number of new listings and initial public offerings. There were 260 new listings, including 148 new initial public offerings, during the year ended December 31, 2004 compared to 134 new listings, including 54 new initial public offerings, during the year ended December 31, 2003.

The decrease in initial listing fees on a billed basis in 2003 was primarily due to a temporary suspension of listing requirements due to the events of September 11, 2001. This temporary suspension was lifted on January 3, 2002. As a result, a higher number of companies transferred down in 2002 from one tier of The Nasdaq Stock Market to the other at the end of their respective time periods for review of non-compliance. These companies were charged an initial fee in 2002 upon entering the new tier. Partially offsetting this decrease in 2003 was an increase in the number of new listings and initial public offerings for the year. In 2003, there were 134 new listings, including 54 new initial public offerings, compared to 121 new listings, including 46 new initial public offerings, in 2002.

Nasdaq Financial Products

The following table sets forth the revenues from Nasdaq Financial Products:

	Year Ended December 31,
	2004	2003	2002
	(in millions)
Licensing revenues	$36.7	$32.9	$28.1
Other Nasdaq Financial Products revenues	3.8	3.0	1.7

Total Nasdaq Financial Products revenues	$40.5	$35.9	$29.8

Nasdaq Financial Products revenues increased $4.6 million, or 12.8%, in 2004 compared with 2003 and increased $6.1 million, or 20.5%, in 2003 compared with 2002.

Licensing revenues increased $3.8 million, or 11.6% in 2004 compared with 2003 and increased $4.8 million, or 17.1%, in 2003 compared with 2002. These increases were primarily due to an increase in options trading volume on the QQQ and an increase in options and futures trading volume on Nasdaq indices. Also contributing to the increase in 2004 was a fee increase implemented during the year. Licensing revenues primarily include trademark and licensing revenues related to the QQQ and other financial products linked to Nasdaq indices issued in the United States and abroad. The QQQ is the trading symbol for the shares of the Nasdaq-100 Index Tracking Stock. QQQ represents units of beneficial interest in a unit investment trust, the Nasdaq-100 Trust, that holds shares of the top 100 U.S. and international non-financial stocks listed on The Nasdaq Stock Market that comprise the Nasdaq-100 Index.

Other Revenues

Other revenues decreased $1.8 million, or 94.7%, in 2004 compared with 2003 and increased $0.5 million, or 35.7% in 2003 compared with 2002. In September 2003, Nasdaq recorded the receipt of a business interruption insurance claim related to the events of September 11, 2001 of $1.9 million.

Direct Expenses

	Year Ended December 31,
	2004	2003	2002
	(in millions)
Compensation and benefits	$148.2	$159.1	$183.1
Marketing and advertising	12.8	19.5	26.9
Depreciation and amortization	76.3	90.0	88.5
Professional and contract services	23.7	37.5	60.5
Computer operations and data communications	98.9	125.6	136.7
Provision for bad debts	1.1	1.4	8.4
Occupancy	28.7	31.2	32.4
General and administrative	41.1	28.4	48.7

Total direct expenses	$430.8	$492.7	$585.2

Direct expenses decreased $61.9 million, or 12.6%, in 2004 compared with 2003 and decreased $92.5 million, or 15.8%, in 2003 compared with 2002.

Compensation and benefits expense decreased $10.9 million, or 6.9%, in 2004 compared with 2003 and decreased $24.0 million, or 13.1%, in 2003 compared with 2002. These decreases were primarily due to lower costs associated with decreased headcount due to workforce reductions as a result of our 2003 strategic review, which eliminated a total of 329 positions, and additional headcount reductions in 2004 of 146 positions. Total headcount was 786 on December 31, 2004 compared with 956 on December 31, 2003 and 1,227 (excluding 48 employees in discontinued operations) on December 31, 2002. Partially offsetting the decrease in 2004 were charges, totaling $9.4 million, recorded in 2004 for severance and outplacement costs related to workforce reductions and additional costs for a sales commission program introduced in the fourth quarter of 2003. In 2003, severance charges were recorded in the elimination of non-core product lines, initiatives and severance in the Consolidated Statements of Income. Partially offsetting the decrease in 2003 was an increase in employee benefit obligations. See “Strategic Review” and “2004 Cost Reductions” of Note 3, “Significant Transactions,” to the consolidated financial statements for further discussion.

Marketing and advertising expense decreased $6.7 million, or 34.4%, in 2004 compared with 2003 and decreased $7.4 million, or 27.5%, in 2003 compared with 2002. These decreases were primarily due to a decline in overall marketing and advertising expenditures, as part of Nasdaq’s cost reduction plan.

Depreciation and amortization expense decreased $13.7 million, or 15.2%, in 2004 compared with 2003 and increased $1.5 million, or 1.7%, in 2003 compared with 2002. The decrease in depreciation and amortization expense in 2004 was primarily due to declines in incremental depreciation and amortization expense on certain equipment associated with Nasdaq’s quoting platform and its trading and quoting network as Nasdaq migrates to lower cost operating environments as part of Nasdaq’s cost reduction plan. The elimination of certain products as part of Nasdaq’s 2003 strategic review also contributed to the decline in depreciation and amortization expense. See “Strategic Review” and “2004 Cost Reductions,” of Note 3, “Significant Transactions,” to the consolidated financial statements for further discussion. The increase in depreciation and amortization expense in 2003 was primarily due to capacity and technology infrastructure improvements required to support market activity and new initiatives.

Professional and contract services expense decreased $13.8 million, or 36.8%, in 2004 compared with 2003 and decreased $23.0 million, or 38.0%, in 2003 compared with 2002. These decreases were primarily due to less reliance on outside contractors as part of Nasdaq’s cost reduction plan. In addition, the decrease in 2003 was also due to a decline in expenses associated with our global expansion strategy.

Computer operations and data communications expense decreased $26.7 million, or 21.3%, in 2004 compared with 2003 and decreased $11.1 million, or 8.1%, in 2003 compared with 2002. These decreases were primarily due to the renegotiated MCI WorldCom Communications, Inc., formerly WorldCom, Inc., (“MCI”) contract effective in the second quarters of 2004 and 2002. Also contributing to the decreases were lower costs associated with maintenance contracts due to the favorable renegotiation of certain maintenance contracts and lower costs associated with providing computer links to customers due to lower demand for such services. The elimination of certain products as part of Nasdaq’s 2003 strategic review further contributed to the decreases. These decreases were partially offset by a change in the terms of certain operating leases associated with Nasdaq’s quoting platform and our trading and quoting network as Nasdaq migrates to lower cost operating environments.

Provision for bad debts decreased $0.3 million, or 21.4%, in 2004 compared with 2003 and decreased $7.0 million, or 83.3%, in 2003 compared with 2002. These decreases were primarily due a decrease in past due account balances.

Occupancy expense decreased $2.5 million, or 8.0%, in 2004 compared with 2003 and decreased $1.2 million, or 3.7%, in 2003 compared with 2002. These decrease were primarily due to consolidation of leased office space as part of Nasdaq’s cost reduction plans.

General and administrative expense increased $12.7 million, or 44.7%, in 2004 compared with 2003 and decreased $20.3 million, or 41.7%, in 2003 compared with 2002. The increase in general and administrative expense in 2004 was primarily due to sublease losses totaling $17.6 million recorded during the third and fourth quarters of 2004 for space at Nasdaq’s headquarters located in New York and a write-down of a building Nasdaq currently owns to fair market value recorded in fourth quarter of 2004 of $7.4 million. Nasdaq began marketing the building for sale in the fourth quarter of 2004. Also in 2004, Nasdaq recorded a loss of $2.6 million on a lease transaction for certain of its technology equipment. These increases were partially offset by the release of a sublease loss reserve of $1.9 million, net of rental payments, on leased property in Rockville, Maryland during the third quarter of 2004, lower overall spending in 2004 as a result of Nasdaq’s cost reduction plan and losses from Nasdaq’s equity investment in Nasdaq LIFFE Markets, LLC (“NQLX”) recorded in the first and second quarters of 2003. On July 24, 2003, Nasdaq redeemed its interest in the NQLX joint venture and transferred its ownership interest to LIFFE. See “2004 Cost Reductions” and “Strategic Review,” of Note 3, “Significant Transactions” and Note 7, “Real Estate Developments,” to the consolidated financial statements for further discussion.

The decrease in general and administrative expense in 2003 was partially due to the fulfillment in 2002 of our technology transition commitment to Amex. In conjunction with the separation from NASD, we had committed to fund $14.5 million of transitional support costs to Amex. In 2001, we accrued $9.2 million for such costs. The remaining $5.3 million was recorded in the fourth quarter of 2002. Further contributing to the decline in 2003 were lower discretionary spending, lower equity investment losses related to NQLX and Nasdaq Japan and a $4.9 million write-down of an auxiliary trading technology platform recorded in the second quarter of 2002. See “Strategic Review” and “Nasdaq Japan” below for further discussion.

Elimination of Non-Core Product Lines, Initiatives and Severance

Strategic Review

As discussed earlier in this Management’s Discussion and Analysis, in 2003, we announced the results of a strategic review of our operations designed to position us for improved profitability and growth. The strategic review included the elimination of non-core product lines and initiatives and resulted in a reduction in our workforce. For the year ended December 31, 2003, a total pre-tax charge to earnings of $145.5 million was recorded. The net impact to us was a total pre-tax charge of $143.5 million. The difference represented charges absorbed by minority shareholders of Nasdaq Europe. The charge recorded reflects the completion of the charges associated with our strategic review. As shown in the following table, the total charge of $145.5 million included $97.9 million from continuing operations and $47.6 million from discontinued operations related to Nasdaq Europe and IndigoMarkets. See Note 5, “Discontinued Operations,” to the consolidated financial statements for further discussion. The charge was primarily recorded to property and equipment, goodwill, other intangible assets, other accrued liabilities and accrued personnel costs on the Consolidated Balance Sheets.

The following table summarizes the strategic review charge included in the Consolidated Statements of Income:

Year Ended December 31, 2003
(in millions)
Continuing Operations
Non-Core Product Lines and Initiatives:
Impairment of capitalized software and fixed assets	$21.1
Impairment of goodwill and intangible assets	8.2
Contract cancellations	11.4
Other exit costs	11.6

Total non-core product lines and initiatives	52.3

Severance and benefit costs	32.4
Loss on early extinguishment of debt	13.2

Total continuing operations strategic review charge	$97.9

Discontinued Operations
Nasdaq Europe:
Impairment of technology platform	$29.4
Severance and benefit costs	2.5
Impairment of goodwill	8.1
Other exit costs including contract cancellations	8.2

Total Nasdaq Europe	48.2
Gain on disposition of IndigoMarkets	(0.6)

Total discontinued operations strategic review charge	$47.6

Total strategic review charge	$145.5

Continuing Operations

Non-core product lines and initiatives included in the strategic review were:

•	Primex—Primex was an electronic auction system. Nasdaq ended its exclusive rights agreement with Primex Trading N.A., L.L.C. on December 31, 2003. Nasdaq decided to consolidate our trading services to a common functionality within the SuperMontage system and ceased offering Primex effective January 16, 2004.

•	Nasdaq Tools—Nasdaq Tools was an order management system that ran on the Nasdaq Application Programming Interface using the Nasdaq Workstation II and was wound-down throughout 2003. Nasdaq Tools was previously our wholly-owned subsidiary and was merged with and into us on July 31, 2002.

•	NQLX—NQLX was a joint venture with the London International Financial Futures Exchange, (“LIFFE”) to create a market for single stock futures and other futures products. On July 24, 2003, Nasdaq redeemed our interest in the NQLX joint venture and transferred its ownership interest to LIFFE. LIFFE assumed financial and management responsibility for NQLX. This change did not have any impact on the operation of NQLX, but usage of the Nasdaq brand by the company ceased.

•	The Bulletin Board Exchange (“BBX”)—BBX was a proposed platform for companies not eligible for the Nasdaq SmallCap Market to raise equity capital and increase the visibility of their stock. The OTC Bulletin Board continues its existing operations.

•	Liquidity Tracker—Liquidity Tracker was an automated order routing system designed to allow traders to direct orders to specific market makers based on recent trading activity. Liquidity Tracker ceased operations as of June 30, 2003.

•	MarketSite Tower—MarketSite Tower is located at our Times Square, New York location. The video wall portion of the Tower was deemed impaired.

The charge related to the elimination of the above non-core products and initiatives was approximately $52.3 million for the year ended December 31, 2003. Included in the charge was the reduction of our investment in NQLX of $6.3 million due to the redemption of our interest in the NQLX joint venture, the impairment of goodwill of $4.1 million associated with Nasdaq Tools, the impairment of certain intangible assets of $4.1 million, impairment of various capitalized software and fixed assets of $21.1 million, contract cancellations of $11.4 million and other costs of $5.3 million. Included in the $21.1 million impairment of various capitalized software and fixed assets is a $12.3 million impairment on the MarketSite Tower. See “Valuation of Long-Lived Assets” of Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements for further discussion. The remaining impairment of capitalized software and fixed assets relates to the eliminated products specifically Nasdaq Tools, Primex, BBX and Liquidity Tracker.

In addition, the recorded charges from continuing operations included severance costs of $32.4 million and the loss on early extinguishment of long-term debt of $13.2 million. The severance costs included $13.8 million related to the reductions in force of 329 employees. The remaining $18.6 million of severance costs relate to the fulfillment of employment contracts and obligations associated with the retirement and departure of certain members of senior management. Total headcount was 956 as of December 31, 2003 versus 1,227 as of December 31, 2002 (excluding 48 employees in discontinued operations). The extinguishment of debt costs relate to the redemption of $150.0 million in aggregate principal amount of our 5.83% senior notes (the “senior notes”) due 2007. In conjunction with our strategic review, we reassessed our capital needs and determined that we no longer needed the liquidity of the senior notes.

Discontinued Operations

Discontinued operations included in the strategic review were:

•	Nasdaq Europe—Nasdaq Europe was a pan-European stock market licensed in Belgium. See below for complete discussion of the wind-down and eventual transfer of shares of Nasdaq Europe.

•	IndigoMarkets.—IndigoMarkets was a joint venture with SSI Limited to develop international trading platforms. On September 30, 2003, Nasdaq Global sold its interest in the joint venture to SSI and recognized a gain on the sale of approximately $0.6 million.

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

At the time of the transfer, Nasdaq Europe had $15.1 million of external debt, accrued interest and other liabilities. Nasdaq recorded liabilities of $15.1 million that management believed were sufficient to satisfy any potential claims against Nasdaq. Nasdaq and Easdaq SA/NV (“Easdaq”), formerly known as Nasdaq Europe, entered into an agreement dated as of October 27, 2004, providing in relevant part that Easdaq was to reach agreements with certain of its creditors to settle these creditors’ existing claims against Easdaq. On November 9, 2004, Nasdaq was provided evidence that these claims (related to Nasdaq’s prior ownership interest in Nasdaq Europe) of certain Easdaq’s creditors were satisfied or otherwise settled without any liability for Nasdaq. Nasdaq was the third party beneficiary of these creditor agreements and in the fourth quarter of 2004 released the $15.1 million reserve it maintained in connection with such claims and liabilities. The release of the reserve was recorded as income from discontinued operations in the Consolidated Statements of Income.

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

The charge related to the orderly wind-down and liquidation of market operations in Belgium and Germany was approximately $48.2 million (excluding the minority interest benefit of $2.0 million) for the year ended December 31, 2003. The $48.2 million charge includes the $29.4 million impairment of certain technology platforms held-for-sale and owned by Nasdaq Europe, the impairment of goodwill of $8.1 million (Nasdaq Europe and Nasdaq Deutschland), severance costs of $2.5 million and other costs of $8.2 million including contract cancellations. During the third quarter of 2003, the losses incurred by Nasdaq Europe exceeded the minority shareholders’ interests. Therefore, once the minority shareholders reached this point, Nasdaq absorbed 100.0% of Nasdaq Europe’s losses and strategic review charges.

Nasdaq Japan Impairment Loss

During the second quarter of 2002, we recognized an other-than-temporary impairment charge on our equity investment in Nasdaq Japan of $15.2 million. Nasdaq Japan entered into liquidation status in late November 2002 and was completely dissolved in May 2003.

During the second quarter of 2003, we reversed $5.0 million of the reserves related to Nasdaq Japan due to favorable contract negotiations and lower legal costs resulting from the complete liquidation of Nasdaq Japan. See “Nasdaq Japan” of Note 3, “Significant Transactions,” to the consolidated financial statements for further discussion.

Support Costs From Related Parties, net

Support costs from related parties, net were $45.6 million, $61.5 million and $75.0 million for the years ended December 31, 2004, 2003 and 2002, respectively, a decrease of $15.9 million, or 25.9%, in 2004 compared with 2003 and a decrease of $13.5 million, or 18.0%, in 2003 compared with 2002. These decreases primarily reflect a reduction in surveillance and other regulatory charges from NASD Regulation, Inc. primarily due to NASD’s review and allocation of expenses among the markets and members it regulates and lower depreciation charges as certain technology assets were fully depreciated during the year ended December 31, 2003.

Net interest expense

Net interest expense was $5.6 million, $9.0 million and $5.9 million for the years ended December 31, 2004, 2003 and 2002, respectively, a decrease of $3.4 million, or 37.8%, in 2004 compared with 2003 and an increase of $3.1 million, or 52.5%, in 2003 compared with 2002. The decrease in net interest expense in 2004 was primarily due to a decrease in interest expense as a result of the redemption of outstanding debt in the third quarter of 2003. On September 30, 2003, Nasdaq redeemed the $150.0 million outstanding principal amount of our 5.83% senior notes due 2007. In addition, interest income also decreased in 2004 due to the acquisition of Brut. As previously noted, Nasdaq used funds from available cash and investments to finance both the redemption and acquisition of Brut. The increase in net interest expense in 2003 was primarily due to lower interest income earned on a reduced cash and investment balance as a result of the redemption of outstanding debt in the third quarter of 2003. See “Acquisition of Brut” and “Long-term Debt,” of Note 3, “Significant Transactions,” to the consolidated financial statements for further discussion.

Income Taxes

Nasdaq’s income tax (provision) from continuing operations was ($0.7) million in 2004 compared to an income tax benefit of $21.2 million in 2003 and an income tax (provision) of ($40.9) million in 2002. The overall effective tax rate in 2004, 2003 and 2002 was 29.3%, 32.0% and 38.6%, respectively. The change in Nasdaq’s tax (provision) benefit in 2004 compared with 2003 was primarily due to a reduction of a valuation allowance related to a foreign net operating loss carryforward. The change in Nasdaq’s tax benefit (provision) in 2003 compared with 2002 was primarily due to the write-off of goodwill related to Nasdaq’s strategic review and deferred tax asset write-offs. This goodwill was not deductible for U.S. income tax purposes. See “Strategic Review,” of Note 3, “Significant Transactions” to the consolidated financial statements for further discussion.

At this time, Nasdaq feels that it is more likely than not that the deferred tax asset for a portion of the foreign net operating loss carryforwards will be realized based on a history of pre-tax income, forecasted pre-tax income and the unlimited life of the asset.

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

The Nasdaq Board of Directors approved an investment policy for Nasdaq and its subsidiaries for internally and externally managed portfolios. The goal of the policy is to maintain adequate liquidity at all times and to fund current budgeted operating and capital requirements and to maximize returns. All securities must meet credit rating standards as established by the policy and must be denominated in subsidiary specific currencies. The investment portfolio duration must not exceed 18 months. As of October 2003, the policy prohibits the purchasing of any investment in equity securities. The policy also prohibits any investment in debt interest in an entity that derives more than 25.0% of its gross revenue from the combined broker-dealer and/or investment advisory businesses of all of its subsidiaries and affiliates. Nasdaq’s investment policy is reviewed annually. Nasdaq also periodically reviews its investments and investment managers.

Cash and cash equivalents and investments available-for-sale totaled $233.1 million as of December 31, 2004 compared with $334.6 million at December 31, 2003, a decrease of $101.5 million or 30.3%. This decrease was primarily due to Nasdaq’s acquisition of Brut on September 7, 2004 for a total cash consideration of $190.0 million, subject to certain post-closing adjustments. This cash outflow was partially offset by the collection of Corporate Client Group’s annual fees, the receipt of a federal tax refund and lower spending as a result of Nasdaq’s cost reduction plans in 2004 and 2003.

Operating Activities

Nasdaq relies primarily on cash flows from continuing operations to provide working capital for current and future operations. Cash flows from continuing operating activities totaled $107.5 million, $145.8 million and $183.2 million for the years ended December 31, 2004, 2003 and 2002, respectively. Cash inflows are primarily due to cash received from customers less cash paid to suppliers, employees and related parties. The decrease in operating cash flows for year ended December 31, 2004 as compared to the year ended December 31, 2003 was primarily due to a decrease in revenues partially offset by lower expenses and lower non-cash items included in net income. The decrease in operating cash flow for the year ended December 31, 2003 as compared to 2002 was primarily due to payments for the elimination of non-core product lines, initiatives and severance.

Investing and Financing Activities

Cash used in investing activities was $201.3 million, $0.2 million and $86.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. The increase in cash used in investing activities for the year ended December 31, 2004 as compared to 2003 was primarily due to the acquisition of Brut completed on September 7, 2004 for a total cash consideration of $190.0 million, subject to certain post-closing adjustments. See “Acquisition of Brut” of Note 3, “Significant Transactions” and Note 4, “Acquisition of Brut” to the consolidated financial statements for further discussion. During the year ended December 31, 2004, Nasdaq purchased $235.2 million of available-for-sale securities. Capital expenditures for property and equipment were $26.0 million. Investing activities also included proceeds of $240.9 million from the redemption of available-for-sale investments. Cash used in investing activities decreased in 2003 as compared to 2002 due to lower capital expenditures related to SuperMontage and general capacity decreases. During the year ended December 31, 2003, Nasdaq purchased $179.2 million of available-for-sale investments. Capital expenditures for property and equipment were $31.6 million. Investing activities also included proceeds of $212.7 million from the redemption of available-for-sale investments.

Cash used in financing activities was $6.5 million, $157.6 million and $147.8 million for the years ended December 31, 2004, 2003 and 2002, respectively. The decrease in 2004 as compared to 2003 was primarily due to the redemption of Nasdaq’s $150.0 million senior notes on September 30, 2003. In conjunction with its strategic review, Nasdaq reassessed its capital needs and determined that it no longer needed the liquidity of the senior notes. See “Long-term Debt” of Note 3, “Significant Transactions” to the consolidated financial statements for further discussion. Financing activities during the year ended December 31, 2004 and 2003 also consisted of payments of preferred stock dividends to NASD of $8.4 million and $8.3 million, respectively. None of Nasdaq’s lenders are affiliated with Nasdaq, except to the extent if any that Hellman & Friedman would be deemed an affiliate of Nasdaq due to is ownership of the Subordinated Notes.

Capital Resources and Working Capital

Working capital (calculated as current assets, reduced for held-to-maturity investments classified as current assets, less current liabilities) was $169.3 million at December 31, 2004 compared with $268.2 million at December 31, 2003, a decrease of $98.9 million or 36.9%. This decrease was primarily due to Nasdaq’s acquisition of Brut on September 7, 2004 for a total cash consideration of $190.0 million, subject to certain post-closing adjustments. Nasdaq financed the purchase from available cash and investments, reducing current assets.

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

Our broker-dealer subsidiary, Brut, is subject to regulatory requirements intended to ensure their respective general financial soundness and liquidity, which require that they comply with certain minimum capital requirements. As of December 31, 2004, Brut, was required to maintain minimum net capital of $1.7 million and had total net capital of approximately $8.1 million or $6.4 million in excess of the minimum amount required.

Contractual Obligations and Contingent Commitments

Nasdaq has contractual obligations to make future payments under long-term debt, long-term non-cancelable lease agreements and other obligations and has contingent commitments under a variety of arrangements as discussed in Note 11, “Senior Notes,” Note 12, “Subordinated Notes,” and Note 16, “Leases,” to the consolidated financial statements. The following table sets forth these contractual obligations as of December 31, 2004:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Long-term debt by contract maturity(1)	$265.0	$—	$241.5	$5.0	$18.5
Minimum rental commitments under non-cancelable operating leases, net	243.1	40.4	45.0	27.3	130.4
Other obligations	50.0	30.6	12.7	6.7	—

Total	$558.1	$71.0	$299.2	$39.0	$148.9

(1)	Consists of $25.0 million Senior Notes and $240.0 million aggregate principal amount of Subordinated Notes.

Long-term Debt

Nasdaq’s $25.0 million senior note payable with a financial institution (the “Senior Notes”) contains a financial maintenance covenant requiring that the ratio of our EBITDA (as defined below) for the four quarters ended December 31, 2003 must be at least four times our interest expense for those four quarters (4.0 to 1.0), provided however, that the ratio was reduced to 1.0 to 1.0 through the quarter ended March 31, 2004, increasing to 1.25 to 1.0 through the quarter ended September 30, 2004, increasing to 1.50 to 1.0 through the quarter ended March 31, 2005 and returning to 4.0 to 1.0 for periods thereafter. EBITDA means the sum of consolidated net operating income and all provisions for depreciation and amortization. Consolidated net operating income means net operating income excluding the cost of strategic review and other charges incurred in the three quarters ended December 31, 2003 as well as amounts related to minority interest and non-cash expenses related to stock options as compensation. The note also limits the amount of secured debt we can incur to 10.0% of total assets. Our inability to comply with the required financial covenants, or in certain circumstances a default under another financial agreement could result in default under the note.

Nasdaq’s $240.0 million in aggregate principal amount of 4.0% convertible subordinated notes due May 2006 (the “Subordinated Notes”) held by Hellman & Friedman do not contain any financial maintenance covenants, but a default under any outstanding financing agreement that results in the acceleration of any debt having a principal amount in excess of $50.0 million would cause a cross default under the subordinated notes. See Note 12, “Subordinated Notes,” to the consolidated financial statements for further discussion.

If a default under one or more of these financial agreements causes amounts outstanding under the applicable financial agreement or agreements to be declared to be immediately due and payable, we will be required to expend the funds to pay such amounts. If we did not have sufficient available cash to pay all amounts that become due and payable, we would have to seek additional debt or equity financing, which may not be available on acceptable terms, or at all.

Nasdaq’s ability to incur additional long-term debt and to sell assets for cash outside of the ordinary course of business also is subject to covenants in the exchange agreement between Nasdaq and NASD, dated as of November 29, 2004, related to the Series C Cumulative Preferred Stock that remain in force while the Series C Cumulative Preferred Stock is outstanding. Under this agreement, we must obtain NASD’s prior written consent, which may not be unreasonably withheld, before incurring or assuming long-term debt or engaging in extraordinary asset sales that in aggregate equals or exceeds $200.0 million in outstanding long-term debt and sales of our assets for cash outside of the ordinary course of business. Debt outstanding as of February 21, 2002 and debt incurred to refinance such outstanding debt are excluded from this calculation. Sales of capital stock and sales or transfers of assets in connection with a joint venture, strategic alliance or similar arrangement (if not primarily for cash and to raise capital) are excluded from the definition of sales of our assets for cash outside of the ordinary course of business. If we elect to proceed with a transaction that exceeds this limitation, NASD is permitted to condition its consent on the proceeds being used to redeem the Series C Cumulative Preferred Stock. As of December 31, 2004, we were in compliance with this limitation. See Note 21, “Capital Stock,” to the consolidated financial statements for further discussion.

At December 31, 2004, we were in compliance with the covenants of all of our debt agreements.

Leases

We lease certain office space and equipment in connection with our operations. The majority of these leases contain escalation clauses based on increases in property taxes and building operating costs. Minimum lease payments, net of sublease income of $26.1 million, at December 31, 2004 were $243.1 million (including $38.9 million for equipment) over the remaining lives of the leases.

In October 2004, Nasdaq entered into a lease agreement for technology equipment and also renegotiated related operating leases with a major vendor. Nasdaq also upgraded related leased equipment and entered into a new three year operating lease and extended the terms of license and maintenance agreements. Under the terms of these leases and license and maintenance agreements, Nasdaq will pay a total of $36.2 million, over the remaining lives of the leases and agreements, which is included in the minimum lease payments mentioned above. See “2004 Cost Reductions,” of Note 3, “Significant Transactions,” to the consolidated financial statements for further discussion.

Other Obligations

Brut contracted with a subsidiary of SunGard, SunGard Financial Systems Inc. (“SunGard Financial”), for SunGard Financial to provide Brut on-line processing, report services and related services in connection with Brut’s clearance of trades. The term of this agreement is five years beginning in September 2004 and is automatically renewed at yearly intervals thereafter until terminated by Brut or SunGard Financial. The annual service fee is $10.0 million in the first year, dropping to $8.0 million in the second year and $6.0 million in the third year of the agreement. The annual service fee is subject to price review in the years four and five based on market rates, but will not be less than $4.0 million per year.

Brut also contracted with SunGard to host certain software on designated equipment at a SunGard facility for a transitional period beginning in September 2004. SunGard developed and operated the computer software programs that enables Brut to operate and provide order entry and execution over its ECN. Under the terms of the original agreement, which began in September 2004 through May 2005, Brut was obligated to pay SunGard approximately $0.1 million per month. On November 29, 2004, an amendment was signed which extended the original agreement through June 30, 2006 and beginning November 30, 2005, Brut may cancel the agreement within 30 days written notice to SunGard.

On January 30, 2004, Nasdaq and MCI entered into a global services agreement, effective May 31, 2004 (the “GSA”), related to the data network that connects our market facilities to market participants. The global services agreement terminated the prior agreement between the two parties. The global services agreement, which expires on December 31, 2005, requires usage charges for certain services to be at least $20.0 million during the period from June 1, 2004 to December 31, 2004 and $20.0 million in 2005. In 2004, Nasdaq met the minimum usage charges and fully expects to meet the minimum usage charges in 2005.

Other Potential Obligations

Brokerage Activities

Brut provides guarantees to securities clearinghouses and exchanges under their standard membership agreements, which require members to guarantee the performance of other members. If a member becomes unable to satisfy its obligations to the clearinghouses, other members would be required to meet its shortfalls. To mitigate these performance risks, the exchanges and clearinghouses often require members to post collateral as well as meet certain minimum financial standards. Brut’s maximum potential liability under these arrangements cannot be quantified. However, we believe that the potential for Brut to be required to make payments under these arrangements is unlikely. Accordingly, no contingent liability is recorded in the consolidated statement of financial condition for these arrangements.

General Litigation

We may be subject to claims arising out of the conduct of our business. Currently, there are certain legal proceedings pending against us. We believe, based upon the opinion of counsel, that any liabilities or settlements arising from these proceedings will not have a material effect on our consolidated financial position or our results of operations. Management is not aware of any unasserted claims or assessments that would have a material adverse effect on our consolidated financial position and results of operations.

Off-Balance Sheet Arrangements

Nasdaq did not have any off-balance sheet arrangements as of December 31, 2004.

Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risks of changes in the value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates and equity prices. Our primary market risk is associated with fluctuations in interest rates and the effects that such fluctuations may have on our investment portfolio and outstanding debt. As of December 31, 2004, investments consist of fixed income instruments with an average duration of 1.12 years. Our primary investment objective in debt securities is to preserve principal while maximizing yields, without significantly increasing risk. Our outstanding debt obligations generally specify a fixed interest rate until May 2007 and a floating interest rate based on the lender’s cost of funds until maturity in 2012. These investment securities and outstanding debt are subject to interest rate risk and their fair values may fluctuate with changes in interest rates. Management does not believe that a 100 basis point fluctuation in market interest rates will have a material effect on the carrying value of our investment portfolio or outstanding debt as of December 31, 2004. We do not currently hedge these interest rates.

At December 31, 2004, we had no significant foreign currency exposure or related hedges. We periodically reevaluate our hedging policies and may choose to enter into future transactions.

We are exposed to credit risk from third parties, including customers, counterparties and clearing agents. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. In particular, our subsidiary, Brut, may be exposed to credit risk, due to the default of trading counterparties, in connection with the external routing and agency brokerage services Brut provides its customers. While we are not exposed to counterparty risk for trades executed on The Nasdaq Market Center, we are exposed to counterparty risk in connection with trades executed on or through the Brut ECN system (“Brut System Trades”), given that Brut, acts as central counterparty for these trades. Brut System Trades in Nasdaq-listed securities and with broker-dealer clients are cleared by Brut, as a member of the National Securities Clearing Corporation (“NSCC”). Brut System Trades routed to the NYSE and with non-broker-dealer customers are cleared by Merrill Lynch Professional Clearing Corporation pursuant to a clearing agreement. Pursuant to the rules of the NSCC and Brut’s clearing agreement, Brut is liable for any losses incurred due to a counterparty’s failure to satisfy its contractual obligations, either by making payment or delivering securities. Adverse movements in the prices of securities that are subject to these transactions can increase our credit risk. However, we believe that the risk of material loss is limited, as Brut customers are not permitted to trade on margin, NSCC rules limit counterparty risk on self-cleared transactions by establishing credit limit and capital deposit requirements for all brokers that clear with NSCC, and transactions with institutional customers are cleared only if the institutional customer delivers the appropriate securities or funds on the appropriate settlement date. Brut has never incurred a liability due to a customer’s failure to satisfy its contractual obligations as a counterparty to a Brut System Trade. Credit difficulties or insolvency or the perceived possibility of credit difficulties or insolvency of one or more larger or visible market participants could also result in market-wide credit difficulties or other market disruptions. We also have credit risk related to transaction fees that are billed to customers on a monthly basis, in arrears. Our potential exposure to credit losses on these transactions is represented by the receivable balances on our Consolidated Balance Sheets. Our customers are financial institutions whose ability to satisfy their contractual obligations may be impacted by volatile securities markets. Credit losses such as those described above could adversely affect our consolidated financial position and results of operations.

Critical Accounting Policies

The following provides information about our critical accounting policies. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. These policies relate to revenue recognition and cost of revenues, software costs, related party transactions and reserve for bad debts.

Revenue Recognition and Cost of Revenues. Market Services revenues (61.9% of total revenues and 57.5 % of gross margin in 2004) are derived from Nasdaq Market Center and Nasdaq Market Services Subscription revenues. Nasdaq Market Center revenues are variable, based on service volumes, and recognized as transactions occur. Nasdaq Market Services Subscriptions revenues are based on the number of presentation devices in service and quotes delivered through those devices. Nasdaq Market Services Subscriptions revenues are recognized in the month that information is provided. These revenues are recorded net of amounts due under revenue sharing arrangements with market participants. Pursuant to EITF 99-19, execution revenues from transactions executed through Brut are recorded on a gross basis in revenues and expenses such as liquidity rebate payments are recorded in cost of revenues as Brut acts as principal. Nasdaq’s other execution revenues will continue to be reported net of the liquidity rebate as Nasdaq does not act as principal. Issuer Services revenues (38.1% of total revenues and 42.5% of gross margin in 2004) include Corporate Client Group revenues and Nasdaq Financial Products revenues. Corporate Client Group revenues include annual fees, initial listing fees and listing of additional shares fees. Annual fees are recognized ratably over the following 12-month period. Initial listing and listing of additional shares fees are recognized on a straight-line basis over estimated service periods, which are six and four years, respectively, based on our historical listing experience. For Nasdaq Financial Products’ revenues, we receive license fees for our trademark licenses related to the QQQ and other financial products linked to Nasdaq indices issued in the United States and abroad. These revenues are recognized as earned.

Software Costs. We capitalize and amortize significant purchased application software and operational software that are an integral part of computer hardware on the straight-line method over their estimated useful lives, generally two to seven years. We expense other purchased software as incurred.

Nasdaq uses Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” for accounting for internally developed software. SOP 98-1 requires that certain costs incurred in connection with developing or obtaining internal use software be capitalized. We capitalize internal and third party costs incurred in connection with the development of internal use software.

Related Party Transactions. Related party receivables and payables are the result of various transactions between us and our affiliates. Payables to related parties are comprised primarily of the regulation charge from NASD. NASD charges us for costs incurred related to Nasdaq market regulation and enforcement. Receivables from related parties relates to cash disbursements and loans funded by us on behalf of our affiliates.

Reserve for Bad Debts. The reserve for bad debts is maintained at a level that management believes to be sufficient to absorb estimated losses in the accounts receivable portfolio. The reserve is increased by the provision for bad debts which is charged against operating results and decreased by the amount of charge-offs, net of recoveries. The amount charged against operating results is based on several factors, including a continuous assessment of the collectibility of each account. In circumstances where a specific customer’s inability to meet its financial obligations is known (i.e., bankruptcy filings), we record a specific provision for bad debts against amounts due to reduce the receivable to the amount we reasonably believe will be collected. For all other customers, provisions for bad debts are made based on the length of time the receivable is past due and historical experience. For receivables past due 31-60 days, 61-90 days and over 90 days, the outstanding account balances are reserved for at 10.0%, 50.0% and 100.0% of the outstanding account balances, respectively. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to pay), our estimates of recoverability could be reduced by a material amount.

Future Accounting Requirements

In December 2004, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and amends SFAS No. 95, “Statement of Cash Flows”. Generally the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires Nasdaq to expense in the Consolidated Statements of Income all share-based payments to employees, including grants of employee stock options, based on their fair values. This cost will be recognized over the vesting period of the grants. Pro forma disclosure will no longer be an alternative. Nasdaq must adopt SFAS 123(R) no later than July 1, 2005. We cannot predict the impact of adoption of SFAS 123(R) because the impact will depend on the levels of share-based payments granted in the future. However, had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 15 “Stock Compensation and Stock Awards” to the consolidated financial statements for further discussion.

In March 2004, the EITF issued EITF No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“EITF 03-1”) which provides new guidance for assessing impairment losses on debt and equity investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB voted to delay the accounting provisions of EITF 03-1; however, the disclosure requirements remain effective and have been adopted for Nasdaq’s year ended December 31, 2004 and are included in Note 8 “Investments” to our consolidated financial statements. Once issued, Nasdaq will evaluate the impact of adopting EITF 03-01.

Summarized Quarterly Financial Data (Unaudited)(1)

	1st Qtr 2004	2nd Qtr 2004	3rd Qtr 2004	4th Qtr 2004
	(in thousands, except share amounts)
Total revenues	$128,404	$120,013	$123,970	$168,052
Cost of revenues	—	—	(9,177)	(46,668)

Gross margin	128,404	120,013	114,793	121,384
Total expenses	119,800	111,450	123,759	121,402

Operating income (loss)	8,604	8,563	(8,966)	(18)
Net income (loss) from continuing operations	4,631	4,785	(5,485)	(2,127)
Net income from discontinued operations, net of tax	—	—	—	9,558

Net income (loss)	$4,631	$4,785	$(5,485)	$7,431

Net income (loss) applicable to common stockholders	$1,832	$1,238	$(6,489)	$1,593

Basic and diluted net earnings (loss) per share:
Continuing operations	$0.02	$0.02	$(0.08)	$(0.10)
Discontinued operations	—	—	—	0.12

Total basic and diluted net earnings (loss) per share	$0.02	$0.02	$(0.08)	$0.02

	1st Qtr 2003	2nd Qtr 2003	3rd Qtr 2003	4th Qtr 2003
	(in thousands, except share amounts)
Total revenues	$162,361	$147,574	$141,900	$138,011
Total expenses	152,269	189,522	154,707	150,662

Operating income (loss)	10,092	(41,948)	(12,807)	(12,651)
Net income (loss) from continuing operations	5,820	(32,382)	(7,743)	(10,809)
Net loss from discontinued operations, net of tax	(3,254)	(16,626)	(30,265)	(10,188)

Net income (loss)	$2,566	$(49,008)	$(38,008)	$(20,997)

Net income (loss) applicable to common stockholders	$1,916	$(51,552)	$(40,550)	$(23,540)

Basic and diluted net earnings (loss) per share:
Continuing operations	$0.06	$(0.45)	$(0.13)	$(0.17)
Discontinued operations	(0.04)	(0.21)	(0.39)	(0.13)

Total basic and diluted net earnings (loss) per share	$0.02	$(0.66)	$(0.52)	$(0.30)

(1)	Certain reclassifications have been made to previously recorded quarters in order to conform to the current year presentation.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Information about quantitative and qualitative disclosures about market risk is incorporated herein by reference from “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk.”

Item 8. Financial Statements and Supplementary Data.

Nasdaq’s consolidated financial statements, including consolidated balance sheets as of December 31, 2004 and 2003, consolidated statements of income for the years ended December 31, 2004, 2003 and 2002, consolidated statements of changes in stockholders’ equity for the years ended December 31, 2004, 2003 and 2002, consolidated statements of cash flows for the years ended December 31, 2004, 2003 and 2002 and notes to our consolidated financial statements, together with a report thereon of Ernst & Young LLP, dated March 2, 2005, are attached hereto as pages F-1 through F-46.

The consolidated financial statements of Toll Associates LLC as of December 31, 2004 and for the period September 7, 2004 through December 31, 2004 have been audited by Deloitte & Touche LLP as stated in their report, dated February 28, 2005, and attached hereto as page F-3.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a). Disclosure controls and procedures. Nasdaq’s management, with the participation of Nasdaq’s President and Chief Executive Officer, and Executive Vice President and Chief Financial Officer, has evaluated the effectiveness of Nasdaq’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act as of the end of the period covered by this report. Based upon that evaluation, Nasdaq’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer have concluded that, as of the end of such period, Nasdaq’s disclosure controls and procedures are effective.

(b). Internal controls over financial reporting. There have been no changes in Nasdaq’s internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during Nasdaq’s fiscal fourth quarter that have materially affected, or are reasonably likely to materially affect, Nasdaq’s internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for the preparation and integrity of the consolidated financial statements appearing in the reports that we file with the SEC. The consolidated financial statements were prepared in conformity with United States generally accepted accounting principles and include amounts based on management’s estimates and judgments.

Management is also responsible for establishing and maintaining adequate internal control over Nasdaq’s financial reporting. We maintain a system of internal control that is designed to provide reasonable assurance as to the fair and reliable preparation and presentation of the consolidated financial statements, as well as to safeguard assets from unauthorized use or disposition that could have a material effect on the financial statements.

Our management assessed the effectiveness of our internal control over financial reporting, as of December 31, 2004, based on criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, based on its assessment, our management believes that, as of December 31, 2004, our internal control over financial reporting is effective.

Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal control of Toll Associates LLC and its subsidiaries, including Brut ECN (the “Brut Entities”), which are included in the 2004 consolidated financial statements and in 2004 reflect total assets constituting 29.7% and gross margin constituting less than 1.0 % of the related consolidated totals. We did not assess the effectiveness of internal controls over financial reporting at the Brut Entities because we did not complete our acquisition of these entities until September 2004.

Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on management’s assessment of internal controls over financial reporting, which is include herein.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Stockholders of The Nasdaq Stock Market, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting that The Nasdaq Stock Market, Inc. (“the Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Toll Associates LLC and its subsidiaries, including Brut ECN (the “Brut Entities”), which are included in the 2004 consolidated financial statements of the Company and constituted 29.7% of consolidated total assets as of December 31, 2004 and less than 1.0% of consolidated gross margin for the year then ended. Management did not assess the effectiveness of internal control over financial reporting at the Brut Entities because the Company did not complete its acquisition of these entities until September 2004. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the Brut Entities.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2004 and 2003 and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 of The Nasdaq Stock Market, Inc. and our report dated March 2, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, NY

March 2, 2005

Part III

Item 9B. Other Information.

Approval of Performance Parameters for Performance Accelerated Stock Option Awards

On February 11, 2005, the Committee approved the performance parameters for measuring vesting of Performance Accelerated Stock Options (“PASOs”) for officers and a select group of non-officer employees that were granted on November 15, 2004. The performance parameters are tied to Nasdaq’s 2005 operating income. As a result, 50% of each PASO award will vest on the fourth anniversary of January 15, 2005, if Nasdaq’s 2005 operating income is between $82.9 million and $97.9 million, subject to accelerated vesting of this portion of the award on the third anniversary of January 15, 2005, if Nasdaq’s 2005 operating income is greater than $97.9 million, or extended vesting on the fifth anniversary of January 15, 2005, if Nasdaq’s 2005 operating income is below $82.9 million. The remaining 50% of this PASO award will vest on the fifth anniversary of January 15, 2005, if Nasdaq’s 2005 operating income is between $82.9 million and $97.9 million, subject to accelerated vesting of this portion of the award on the fourth anniversary of January 15, 2005, if Nasdaq’s 2005 operating income is greater than $97.9 million, or extended vesting on the sixth anniversary of January 15, 2005, if Nasdaq’s 2005 operating income is below $82.9 million.

Item 10. Directors and Executive Officers of the Registrant.

Information about Nasdaq’s code of ethics, as defined in Item 406 of Regulation S-K, and Nasdaq’s audit committee composition and financial expert, as defined in Items 401(h) and (i) of Regulation S-K, are incorporated by reference from the discussion under the captions “Nasdaq Codes of Ethics” and “Board and Committee Meetings—Audit Committee,” respectively, in Nasdaq’s proxy statement for the 2005 Annual Meeting of Stockholders (the “Proxy”). Information about Nasdaq’s directors is incorporated by reference from the discussion under Proposal 1 in the Proxy. Information about Nasdaq’s Nominating Committee is incorporated by reference from the discussion under the caption “Board and Committee Meetings—Nominating Committee” in the Proxy. Information about Section 16 reports, as required by Item 405 of Regulation S-K, is incorporated by reference from the discussion under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy. The balance of the response to this item is contained in the discussion entitled “Executive Officers” under Item 1 of Part I of this report.

Item 11. Executive Compensation.

Information about executive compensation is incorporated by reference from the discussion under the heading “Executive Compensation” in the Proxy.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information about security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Proxy.

Equity Compensation Plan Information

Nasdaq’s Equity Incentive Plan (the “Equity Plan”) provides for the issuance of our equity securities to officers and other employees, directors and consultants. In addition, employees of Nasdaq and its subsidiaries are eligible to participate in the Employee Stock Purchase Plan (“ESPP”) at 85% of the fair market value of our common stock on the price calculation date. The Equity Plan and the ESPP have been approved by our stockholders. In 2003, we granted options for 1,000,000 shares of common stock and 100,000 shares of restricted stock to Robert Greifeld as inducement awards to secure his employment as CEO and President of Nasdaq. These two inducement awards were outside of the Equity Plan. The following table sets forth information regarding outstanding options and shares reserved for future issuance under all of Nasdaq’s compensation plans as of December 31, 2004:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
Equity compensation plans approved by stockholders	16,356,763		$9.94	8,760,607	(1)
Equity compensation plans not approved by stockholders	700,000	(2)(3)	$5.28	—
Total	17,056,763		$9.75	8,760,607	(1)

(1)	This includes 1,926,663 shares of common stock that may be awarded other than through options pursuant to the Equity Plan and 1,209,615 shares of common stock that may be issued pursuant to the ESPP.
(2)

Mr. Greifeld received an inducement award of non-qualified stock options exercisable for 1,000,000 shares of common stock pursuant to the terms of his employment agreement. The award was granted on April 15, 2003 at an exercise price of $5.28 per share and expires on April 15, 2013 (the “Expiration Date”). The Option became exercisable with respect to 250,000 shares on July 10, 2003 and became or will become exercisable with respect to 250,000 shares on each of April 15, 2004, 2005 and 2006. In the event

Mr. Greifeld’s employment is terminated by Nasdaq for Cause or by Mr. Greifeld without Good Reason (each as defined in his employment agreement) the unvested portion of the option will be forfeited and the vested portion will remain exercisable for a period ending on the earlier of ten days after termination or the Expiration Date. In the event Mr. Greifeld’s employment is terminated by Nasdaq without Cause, by Mr. Greifeld for Good Reason or in the event of death or disability, any portion of the option that would vest within 12 months shall vest, in most circumstances, as of termination and the remainder will be forfeited. In this case, Mr. Greifeld would have the earlier of 24 months after the termination date or the Expiration Date to exercise the vested portion of the option. If Mr. Greifeld’s employment terminates as a result of retirement (as defined in his employment agreement) unvested options that would have vested within 12 months will continue to vest. Mr. Greifeld would have the earlier of 370 days or the Expiration Date to exercise the vested portion of the option. In the event Mr. Greifeld’s employment terminates as a result of a non-renewal by Nasdaq, any vested portion will be exercisable until the earlier of 24 months from termination or the Expiration Date and the unvested portion will be forfeited. This inducement award is transferable by Mr. Greifeld only to certain immediate family members or to a trust or other entity for the exclusive benefit of such immediate family members.

(3)	Does not include 100,000 shares of restricted stock granted to Mr. Greifeld as an inducement award on June 11, 2003. The shares of restricted stock vest in equal amounts on each of the first three anniversaries of May 12, 2003, Mr. Greifeld’s employment date. In the event Mr. Greifeld’s employment is terminated by Nasdaq for Cause, by Mr. Greifeld without Good Reason or as a result of a non-renewal by Mr. Greifeld, all unvested restricted stock is forfeited. In the event Mr. Greifeld’s employment is terminated by Nasdaq without Cause, by Mr. Greifeld for Good Reason or in the event of death, disability or retirement, all restricted shares that would have vested within 12 months of termination will vest and the remaining shares will be forfeited. In the event Mr. Greifeld’s employment terminates as a result of a non-renewal by Nasdaq, any unvested shares shall vest as of termination. This inducement award is transferable only by the laws of descent and distribution.

Item 13. Certain Relationships and Related Transactions.

Information about certain relationships and transactions with related parties is incorporated herein by reference from the discussion under the heading “Certain Relationships and Related Transactions” in the Proxy.

Item 14. Principal Accountant Fees and Services.

Information about principal accountant fees and services is incorporated herein by reference from the discussion under the heading “Proposal 2. Ratify the Appointment of Independent Registered Public Accounting Firm” in the Proxy.

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

(a)(3) Exhibits:

Exhibit Number
3.1	Restated Certificate of Incorporation of The Nasdaq Stock Market, Inc. (“Nasdaq”) (previously filed with Nasdaq’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed on November 14, 2003).

3.1.1	Certificate of Designations, Preferences and Rights of Series C Cumulative Preferred Stock of Nasdaq (previously filed with Nasdaq’s Current Report on Form 8-K filed on December 1, 2004).

3.2	By-Laws of Nasdaq (previously filed with Nasdaq’s Amendment No. 5 to Registration Statement on Form 10 (file number 000-32651) filed on November 16, 2001).

3.2.1	First Amendment to By-Laws of Nasdaq (previously filed with Nasdaq’s Annual Report on Form 10-K for the year ended December 31, 2002, filed March 31, 2003).

4.1	Form of Common Stock certificate (previously filed with Nasdaq’s Registration Statement on Form 10 (file number 000-32651) filed on April 30, 2001).

9.1	Voting Trust Agreement dated June 28, 2000, among The Nasdaq Stock Market, Inc., the National Association of Securities Dealers, Inc. and The Bank of New York (previously filed with Nasdaq’s Registration Statement on Form 10 (file number 000-32651) filed on April 30, 2001).

9.2	First Amendment to the Voting Trust Agreement, dated as of January 18, 2001, among The Nasdaq Stock Market, Inc., the National Association of Securities Dealers, Inc. and The Bank of New York (previously filed with Nasdaq’s Registration Statement on Form 10 (file number 000-32651) filed on April 30, 2001).

9.3	Second Amendment to the Voting Trust Agreement, dated as of July 18, 2002, among The Nasdaq Stock Market, Inc., the National Association of Securities Dealers, Inc., The Bank of New York and Mellon Investor Services, LLC (previously filed with Nasdaq’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 14, 2002).

10.1	Global Services Agreement, dated as of January 29, 2004, between MCI WORLDCOM Communications, Inc., and Nasdaq (previously filed with Nasdaq’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004).*

10.2	Consolidated Agreement, between Unisys Corporation and Nasdaq (previously filed with Nasdaq’s Registration Statement on Form 10 (file number 000-32651) filed on April 30, 2001).*

10.3	Network User License Agreement, dated November 30, 1993, between Oracle Corporation and Nasdaq (previously filed with Nasdaq’s Registration Statement on Form 10 (file number 000-32651) filed on April 30, 2001).*

10.4	Software License and Services Agreement, dated November 30, 1993, between Oracle Corporation and Nasdaq (previously filed with Nasdaq’s Registration Statement on Form 10 (file number 000-32651) filed on April 30, 2001).*

10.5	Regulatory Services Agreement, dated June 28, 2000, between NASD Regulation, Inc. and Nasdaq (previously filed with Nasdaq’s Registration Statement on Form 10 (file number 000-32651) filed on April 30, 2001).*

10.6	Separation and Common Services Agreement, dated as of January 1, 2002, between the National Association of Securities Dealers, Inc. and Nasdaq (previously filed with Nasdaq’s Annual Report on Form 10-K for the year ended December 31, 2002, filed March 31, 2003).

10.7	Nasdaq 2000 Employee Stock Purchase Plan (previously filed with Nasdaq’s Registration Statement on Form 10 (file number 000-32651) filed on April 30, 2001).

10.8	Nasdaq Equity Incentive Plan (previously filed with Nasdaq’s Registration Statement on Form 10 (file number 000-32651) filed on April 30, 2001).

10.8.1	First Amendment to Nasdaq Equity Incentive Plan (previously filed with Nasdaq’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed on August 14, 2002).

Exhibit Number

10.8.2	Form of Nasdaq Non-Qualified Stock Option Agreement (Performance Accelerated Stock Options).

10.8.3	Form of Nasdaq Restricted Stock Award Agreement (2005 grant based on performance metrics established March 2, 2005).

10.9	Securities Purchase Agreement, dated as of March 23, 2001, among Nasdaq, Hellman & Friedman Capital Partners IV, L.P. and the other purchasers listed in the signature pages thereto (previously filed with Nasdaq’s Registration Statement on Form 10 (file number 000-32651) filed on April 30, 2001).

10.9.1	Securityholders Agreement, dated as of May 3, 2001, among Nasdaq, Hellman & Friedman Capital Partners IV, L.P., and the other securityholders listed on the signature pages thereto (previously filed with Nasdaq’s Amendment No. 1 to Registration Statement on Form 10 (file number 000-32651) filed on May 14, 2001).

10.10	Exchange Agreement, dated as of November 29, 2004, between the National Association of Securities Dealers, Inc. and Nasdaq (previously filed with Nasdaq’s Current Report on Form 8-K filed on December 1, 2004).

10.11	Employment Agreement by and between Nasdaq and Robert Greifeld, effective as of May 12, 2003 (previously filed with Nasdaq’s Registration Statement on Form S-8 filed on July 10, 2003).

10.12	Employment Letter from Nasdaq to Steven J. Randich, dated September 22, 2000 (previously filed with Nasdaq’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004).

10.13	Employment Letter from Nasdaq to David P. Warren, dated November 30, 2000 (previously filed with Nasdaq’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004).

10.13.1	Loan Agreement, dated December 28, 2001, by and between Nasdaq and David P. Warren (previously filed with Nasdaq’s Annual Report on Form 10-K for the year ended December 31, 2001, filed March 28, 2002).

10.14	Employment Agreement between Nasdaq and Edward Knight, effective as of December 29, 2000 Nasdaq (previously filed with Nasdaq’s Annual Report on Form 10-K for the year ended December 31, 2002, filed March 31, 2003).

10.14.1	First Amendment to Employment Agreement between Nasdaq and Edward Knight, effective February 1, 2002 Nasdaq (previously filed with Nasdaq’s Annual Report on Form 10-K for the year ended December 31, 2002, filed March 31, 2003).

10.15	Investor Rights Agreement, dated as of February 20, 2002, between Nasdaq and the National Association of Securities Dealers, Inc. (previously filed with Nasdaq’s Current Report on Form 8-K filed on February 22, 2002).

10.16	Master Agreement, dated as of February 6, 2002, among Nasdaq, The American Stock Exchange, LLC and The American Stock Exchange Corporation (previously filed with Nasdaq’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 14, 2002).*

10.16.1	First Amendment to Master Agreement, dated as of December 9, 2002, among Nasdaq, The American Stock Exchange, LLC and The American Stock Exchange Corporation (previously filed with Nasdaq’s Annual Report on Form 10-K for the year ended December 31, 2002, filed March 31, 2003).*

10.17	Technology Transition Agreement, dated as of February 6, 2002, among Nasdaq, The National Association of Securities Dealers, Inc. and The American Stock Exchange LLC (previously filed with Nasdaq’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 14, 2002).*

Exhibit Number

10.18	Promissory Note, dated as of May 19, 1997, between Nasdaq and Crestar Bank (the “Promissory Note”), Allonge to Promissory Note, dated as of May 6, 2003, between Nasdaq and SunTrust Bank; Second Allonge to Promissory Note, dated as of June 26, 2003, between Nasdaq and SunTrust, Third Allonge, dated as of September 29, 2003, between Nasdaq and SunTrust (previously filed with Nasdaq’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004).

10.19	Purchase Agreement dated May 25, 2004 by and among Automated Securities Clearance, Ltd., Toll Associates LLC and Nasdaq (previously filed with Nasdaq’s Current Report on Form 8-K filed on May 26, 2004).

10.19.1	Amendment No. 1 to Purchase Agreement, dated as of September 7, 2004, by and among Automated Securities Clearance, Ltd., Toll Associates LLC and Nasdaq (previously filed with Nasdaq’s Current Report on Form 8-K filed on September 7, 2004).

11	Statement regarding computation of per share earnings (incorporated herein by reference to “Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K” of this Form 10-K).

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	List of all subsidiaries.

23.1	Consent of Ernst & Young LLP.

23.2	Consent of Deloitte & Touche LLP.

24.1	Powers of Attorney.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.

*	Confidential treatment has been requested from the U.S. Securities and Exchange Commission for certain portions of this exhibit.

(b) Reports on Form 8-K:

The following reports on Form 8-K were furnished or filed during the three months ended December 31, 2004.

1. Form 8-K, dated October 28, 2004 (Items 2.02 and 9.01);

2. Form 8-K, dated November 12, 2004 (Items 1.01 and 9.01);

3. Form 8-K/A, dated November 22, 2004 (Item 9.01);

4. Form 8-K, dated November 24, 2004 (Item 5.02);

5. Form 8-K, dated December 1, 2004 (Items 1.01, 3.02, 5.03 and 9.01).

(c) Exhibits:

See Item 15(a)(3) above.

(d) Financial Statement Schedules:

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 11, 2005.

THE NASDAQ STOCK MARKET, INC.

By	/s/ Robert Greifeld
Name:	Robert Greifeld
Title:	Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated as of March 11, 2005.

Name	Title

/s/ Robert Greifeld Robert Greifeld	Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ David P. Warren David P. Warren	Chief Financial Officer (Principal Financial Officer)

/s/ Ronald Hassen Ronald Hassen	Controller (Principal Accounting Officer)

* H. Furlong Baldwin	Chairman of the Board

* Michael Casey	Director

* Jeffrey N. Edwards	Director

* Lon Gorman	Director

* John P. Havens	Director

* Patrick Healy	Director

* John D. Markese	Director

* Thomas F. O’Neill	Director

Name	Title

* James S. Riepe	Director

* Arvind Sodhani	Director

* Thomas G. Stemberg	Director

* Fred D. Thompson	Director

* Mary Jo White	Director

* Deborah L. Wince-Smith	Director

*	Pursuant to Power of Attorney

By:	/s/ Edward S. Knight
Edward S. Knight Attorney-in-Fact

THE NASDAQ STOCK MARKET, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

The following consolidated financial statements of The Nasdaq Stock Market, Inc. and its subsidiaries are presented herein on the page indicated:

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

The Nasdaq Stock Market, Inc.

We have audited the accompanying consolidated balance sheets of The Nasdaq Stock Market, Inc. and subsidiaries (“Nasdaq” or “the Company”) as of December 31, 2004 and 2003 and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits. We did not audit the consolidated financial statements of Toll Associates LLC, a wholly-owned subsidiary, which reflect 29.7% of consolidated total assets as of December 31, 2004, and less than 1.0% of consolidated gross margin for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Toll Associates LLC, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nasdaq and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Nasdaq Stock Market, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young & LLP

New York, NY

March 2, 2005

Report of Independent Registered Public Accounting Firm

To the Member of

Toll Associates LLC

We have audited the accompanying consolidated balance sheet of Toll Associates LLC and subsidiaries (the “Company”), including Brut, LLC, as of December 31, 2004, and the related consolidated statements of operations, cash flows and member’s equity for the period September 7, 2004 through December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2004, and the results of its operations and its cash flows for the period September 7, 2004 through December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

February 28, 2005

New York, New York

The Nasdaq Stock Market, Inc.

Consolidated Balance Sheets

(in thousands, except share and par value amounts)

	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$58,186	$148,929
Investments:
Available-for-sale, at fair value	174,913	185,704
Held-to-maturity, at amortized cost	28,600	23,765
Receivables, net	104,258	111,405
Receivables from related parties	3,229	7,731
Deferred tax asset	24,209	40,460
Other current assets	12,802	11,623

Total current assets	406,197	529,617
Investments:
Held-to-maturity, at amortized cost	2,008	4,506
Property and equipment:
Land, buildings and improvements	97,322	96,578
Data processing equipment and software	205,279	346,928
Furniture, equipment and leasehold improvements	140,026	168,478

	442,627	611,984
Less accumulated depreciation and amortization	(268,787)	(369,041)

Total property and equipment, net	173,840	242,943
Non-current deferred tax asset	48,765	72,079
Goodwill	141,381	—
Intangible assets, net	40,791	871
Other assets	1,838	1,238

Total assets	$814,820	$851,254

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$40,180	$29,959
Accrued personnel costs	49,383	48,817
Deferred revenue	59,537	59,739
Other accrued liabilities	42,467	75,951
Current obligation under capital lease	—	1,607
Payables to related parties	16,749	21,558

Total current liabilities	208,316	237,631
Senior notes	25,000	25,000
Subordinated notes	240,000	240,000
Accrued pension costs	25,671	26,831
Non-current deferred tax liability	29,514	40,917
Non-current deferred revenue	89,821	84,703
Other liabilities	39,935	35,476

Total liabilities	658,257	690,558
Stockholders’ equity
Common stock, $.01 par value, 300,000,000 shares authorized, shares issued: 130,653,191 in 2004 and 130,611,221 in 2003; shares outstanding: 78,973,085 in 2004 and 78,483,919 in 2003	1,306	1,306
Preferred stock, 30,000,000 shares authorized, Series C: 1,338,402 shares issued and outstanding in 2004; Series A: 1,338,402 shares issued and outstanding in 2003; Series B: 1 share issued and outstanding in 2004 and 2003	130,134	133,840
Additional paid-in capital	355,943	358,923
Common stock in treasury, at cost: 51,680,106 shares in 2004 and 52,127,302 shares in 2003	(662,002)	(667,765)
Accumulated other comprehensive (loss) income	(1,056)	86
Deferred stock compensation	(1,030)	(1,102)
Common stock issuable	2,567	2,881
Retained earnings	330,701	332,527

Total stockholders’ equity	156,563	160,696

Total liabilities and stockholders’ equity	$814,820	$851,254

See accompanying notes to consolidated financial statements.

The Nasdaq Stock Market, Inc.

Consolidated Statements of Income

(in thousands, except per share amounts)

	Year Ended December 31,
	2004	2003	2002
Revenues
Market Services	$334,517	$383,715	$581,774
Issuer Services	205,821	204,186	203,969
Other	103	1,944	1,411

Total revenues	540,441	589,845	787,154
Cost of revenues	(55,845)	—	—

Gross margin	484,596	589,845	787,154

Expenses
Compensation and benefits	148,155	159,097	183,130
Marketing and advertising	12,790	19,515	26,931
Depreciation and amortization	76,336	89,983	88,502
Professional and contract services	23,709	37,544	60,499
Computer operations and data communications	98,903	125,618	136,642
Provision for bad debts	1,074	1,365	8,426
Occupancy	28,730	31,212	32,367
General and administrative	41,128	28,411	48,634

Total direct expenses	430,825	492,745	585,131
Elimination of non-core product lines, initiatives and severance	—	97,910	—
Nasdaq Japan impairment loss	—	(5,000)	15,208
Support costs from related parties, net	45,588	61,504	74,968

Total expenses	476,413	647,159	675,307

Operating income (loss)	8,183	(57,314)	111,847
Interest income	5,854	9,517	12,583
Interest expense	(11,484)	(18,555)	(18,488)

Operating income (loss) from continuing operations before income taxes	2,553	(66,352)	105,942
(Provision) benefit for income taxes	(749)	21,240	(40,921)

Net income (loss) from continuing operations	$1,804	$(45,112)	$65,021
Net income (loss) from discontinued operations, net of tax	9,558	(60,335)	(21,893)

Net income (loss)	$11,362	$(105,447)	$43,128

Net (loss) income applicable to common stockholders:
Net income (loss)	$11,362	$(105,447)	$43,128
Preferred stock:
Loss on exchange of securities	(3,908)	—	—
Dividends declared	(8,354)	(8,279)	—
Accretion of preferred stock	(926)	—	(9,765)

Net (loss) income applicable to common stockholders	$(1,826)	$(113,726)	$33,363

Basic and diluted net (loss) earnings per share:
Continuing operations	$(0.14)	$(0.68)	$0.66
Discontinued operations	0.12	(0.77)	(0.26)

Total basic and diluted net (loss) earnings per share	$(0.02)	$(1.45)	$0.40

See accompanying notes to consolidated financial statements.

The Nasdaq Stock Market, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

	Number of Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Common Stock in Treasury	Preferred Stock Series C and B	Preferred Stock Series A and B	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Deferred Stock Compensation	Common Stock Issuable	Total
Balance, January 1, 2002	111,700,285	$1,302	$348,457	$(240,000)	$—	$—	$412,890	$(6,976)	$(3,350)	$6,065	$518,388
Net income	—	—	—	—	—	—	43,128	—	—	—	43,128
Change in unrealized losses on available-for-sale investments, net of tax of $1,158	—	—	—	—	—	—	—	(2,048)	—	—	(2,048)
Foreign currency translation, net of minority interests of $100	—	—	—	—	—	—	—	6,402	—	—	6,402
Minimum pension liability, net of tax of $(192)	—	—	—	—	—	—	—	296	—	—	296

Comprehensive income for the year ended December 31, 2002	—	—	—	—	—	—	—	—	—	—	47,778

Purchase of common stock for treasury	(33,768,895)	—	—	(429,454)	—	—	—	—	—	—	(429,454)
Issuance of preferred stock	—	—	—	—	—	124,075	—	—	—	—	124,075
Accretion of preferred stock dividends	—	—	—	—	—	9,765	(9,765)	—	—	—	—
Capital contribution from NASD, net of distribution to NASD for insurance agency	—	—	5,069	—	—	—	—	—	—	—	5,069
Adjustment of carrying value of Nasdaq Europe due to sale of securities to third party	—	—	728	—	—	—	—	—	—	—	728
Restricted stock awards, net of forfeitures	—	—	—	—	—	—	—	—	(620)	620	—
Amortization and vesting of restricted stock	116,660	1	1,747	—	—	—	—	—	2,050	(1,748)	2,050
Other purchases of common stock by related parties or affiliated entities	218,658	2	2,236	—	—	—	—	—	—	—	2,238

Balance, December 31, 2002	78,266,708	$1,305	$358,237	$(669,454)	$—	$133,840	$446,253	$(2,326)	$(1,920)	$4,937	$270,872
Net (loss)	—	—	—	—	—	—	(105,447)	—	—	—	(105,447)
Change in unrealized losses on available-for-sale investments, net of tax of $(340)	—	—	—	—	—	—	—	760	—	—	760
Foreign currency translation	—	—	—	—	—	—	—	1,948	—	—	1,948
Minimum pension liability, net of tax of $191	—	—	—	—	—	—	—	(296)	—	—	(296)

Comprehensive loss for the year ended December 31, 2003	—	—	—	—	—	—	—	—	—	—	(103,035)

Preferred stock dividends declared	—	—	—	—	—	—	(8,279)	—	—	—	(8,279)
Distribution to NASD for insurance agency	—	—	(139)	—	—	—	—	—	—	—	(139)
Restricted stock awards, net of forfeitures	—	—	—	—	—	—	—	—	868	(868)	—
Amortization and vesting of restricted stock	92,300	1	1,187	(148)	—	—	—	—	(50)	(1,188)	(198)
Other purchases of common stock by related parties or affiliated entities	124,911	—	(362)	1,837	—	—	—	—	—	—	1,475

Balance, December 31, 2003	78,483,919	$1,306	$358,923	$(667,765)	$—	$133,840	$332,527	$86	$(1,102)	$2,881	$160,696
Net income	—	—	—	—	—	—	11,362	—	—	—	11,362
Change in unrealized losses on available-for-sale investments, net of tax of $599	—	—	—	—	—	—	—	(920)	—	—	(920)
Foreign currency translation	—	—	—	—	—	—	—	232	—	—	232
Minimum pension liability, net of tax of $293	—	—	—	—	—	—	—	(454)	—	—	(454)

Comprehensive income for the year ended December 31, 2004	—	—	—	—	—	—	—	—	—	—	10,220

Exchange of securities	—	—	—	—	129,208	(133,840)	(3,908)	—	—	—	(8,540)
Accretion of preferred stock	—	—	—	—	926	—	(926)	—	—	—	—
Preferred stock dividends declared	—	—	—	—	—	—	(8,354)	—	—	—	(8,354)
Distribution to NASD for insurance agency	—	—	(290)	—	—	—	—	—	—	—	(290)
Restricted stock awards, net of forfeitures	—	—	—	—	—	—	—	—	(469)	469	—
Amortization and vesting of restricted stock	77,770	—	324	459	—	—	—	—	541	(783)	541
Stock options exercised	310,296	—	(2,303)	3,975	—	—	—	—	—	—	1,672
Other purchases of common stock by related parties or affiliated entities	101,100	—	(711)	1,329	—	—	—	—	—	—	618

Balance at December 31, 2004	78,973,085	$1,306	$355,943	$(662,002)	$130,134	$—	$330,701	$(1,056)	$(1,030)	$2,567	$156,563

See accompanying notes to consolidated financial statements.

The Nasdaq Stock Market, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2004	2003	2002
Reconciliation of net income (loss) to cash provided by operating activities
Net income (loss)	$11,362	$(105,447)	$43,128
Net income (loss) from discontinued operations	9,558	(60,335)	(21,893)

Net income (loss) from continuing operations	$1,804	$(45,112)	$65,021
Non-cash items included in net income (loss):
Depreciation and amortization	76,336	89,983	88,502
Amortization of restricted stock awards	541	(50)	3,155
Provision for bad debts	1,074	1,365	8,426
Loss on assets held-for-sale	7,369	—	—
Loss from equity method affiliates	—	4,101	12,114
Elimination of non-core product lines and initiatives	—	33,923	—
Nasdaq Japan impairment loss	—	(5,000)	15,208
Deferred taxes	26,970	2,103	13,662
Other non-cash items included in net income	7,618	13,050	8,201
Net change in:
Receivables, net	26,360	44,500	27,864
Receivables from related parties	5,104	2,513	17,662
Other current assets	(3,400)	4,886	(6,989)
Other assets	(884)	9,177	(2,288)
Accounts payable and accrued expenses	(2,132)	(31,672)	(35,902)
Accrued personnel costs	(1,323)	2,216	534
Deferred revenue	4,916	(22,256)	(20,355)
Other accrued liabilities	(30,627)	40,849	(9,505)
Obligation under capital leases	(1,607)	(7,815)	(3,275)
Payables to related parties	(13,951)	(5,766)	17,768
Accrued pension costs	(1,160)	3,273	(1,425)
Other liabilities	4,459	11,553	(15,181)

Cash provided by continuing operations	107,467	145,821	183,197
Cash provided by (used in) discontinued operations	9,558	(40,554)	(28,555)

Cash provided by operating activities	117,025	105,267	154,642
Cash flow from investing activities
Proceeds from redemptions of available-for-sale investments	240,881	212,725	209,181
Purchases of available-for-sale investments	(235,233)	(179,151)	(212,643)
Proceeds from maturities of held-to-maturity investments	26,828	18,600	—
Purchases of held-to-maturity investments	(29,058)	(18,453)	—
Acquisition of Toll Associates LLC	(190,000)	—	—
Capital contribution to Nasdaq LIFFE joint venture	—	(2,500)	(16,000)
Purchases of property and equipment	(26,029)	(31,595)	(75,153)
Proceeds from sales of property and equipment	11,299	143	8,135

Cash used in investing activities	(201,312)	(231)	(86,480)
Cash flow from financing activities
Payments for treasury stock purchases	(85)	(148)	(305,155)
(Decrease) increase in long-term debt	—	(150,000)	150,000
Issuances of common stock	2,273	996	2,238
Preferred stock dividends	(8,354)	(8,279)	—
Contribution (to) from NASD	(290)	(139)	5,069

Cash used in financing activities	(6,456)	(157,570)	(147,848)
Decrease in cash and cash equivalents	(90,743)	(52,534)	(79,686)

Cash and cash equivalents at beginning of year	148,929	201,463	281,149

Cash and cash equivalents at end of year	$58,186	$148,929	$201,463

Supplemental Disclosure of Non-Cash Flow Activities
Cash paid for (received):
Interest	$11,483	$15,851	$19,276
Income taxes, net of refund	$(49,986)	$(25,936)	$77,187
Exchange of preferred securities	$(8,540)	$—	$—
Payments for treasury stock purchases with issuance of preferred stock	$—	$—	$124,075

See accompanying notes to consolidated financial statements.

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements

1. Organization and Nature of Operations

Nasdaq is a leading provider of securities listings, trading and information products and services. Nasdaq operates The Nasdaq Stock Market, the largest stock-based equity securities market in the United States, both in terms of number of listed companies and traded share volume. Nasdaq is a majority owned subsidiary of NASD. At December 31, 2004, NASD owned approximately 54.7% of Nasdaq including unexpired outstanding warrants to purchase Nasdaq’s common stock. At February 15, 2005, NASD’s ownership decreased to 33.7% as a result of the public offering sale. See Note 23, “Subsequent Events” for further discussion.

Nasdaq is the parent company of Nasdaq Global Holdings (“Nasdaq Global”); Nasdaq Financial Products Services, Inc. (“Nasdaq Financial Products”); Nasdaq International Market Initiatives, Inc. (“NIMI”); Nasdaq Europe Planning Company, Limited (“Nasdaq Europe Planning”); Nasdaq International, Ltd. (“Nasdaq International”); Nasdaq Canada, Inc. (“Nasdaq Canada”); Nasdaq Technology Services, LLC (“Nasdaq Technology”); and as of September 7, 2004, Toll Associates LLC (“Toll”), collectively referred to as “Nasdaq.” These entities are wholly-owned by Nasdaq. Nasdaq Global, which is incorporated in Switzerland and served as a holding company for several corporations incorporated internationally, was completely liquidated in 2004 and subsequently dissolved in 2005. Nasdaq also has determined to dissolve or otherwise wind-down Nasdaq Europe Planning, which was formed to expand Nasdaq into the European community and is currently inactive. NIMI is an entity that employed Nasdaq’s expatriates assigned to Nasdaq’s international subsidiaries. Nasdaq International is a London-based marketing company. Nasdaq Financial Products is the sponsor of the Nasdaq-100 Trust. Nasdaq Financial Product Services (Ireland) Limited (“Nasdaq Ireland”) is a wholly-owned subsidiary of Nasdaq Financial Products. In January 2005, Nasdaq Financial Products changed its name to Nasdaq Global Funds, Inc. Nasdaq Ireland is the manager of The Nasdaq ETF Funds plc. Nasdaq Canada is an extension of Nasdaq’s North American trading platform within Canada, which has received regulatory approval to provide trading access in two provinces, Quebec and British Columbia. Nasdaq Technology is a company established in 2004 to provide software, hosting and disaster recovery services.

On September 7, 2004, Nasdaq completed its acquisition of Toll and affiliated entities from SunGard Data Systems Inc. (“SunGard”). Toll is a holding company that owns a 99.8% interest in Brut, LLC (“Brut”), the owner and operator of the Brut ECN, a broker-dealer registered pursuant to the Securities Exchange Act of 1934. Toll also has a 100.0% interest in Brut Inc. (“Brut Inc.”), which owns the remaining 0.2% interest in Brut and serves as its manager pursuant to an operating agreement. Brut also owns Brut Europe Limited (“Brut Europe”), a wholly-owned subsidiary set up to generate a European subscriber base, which is currently inactive. See “Acquisition of Brut,” of Note 3, “Significant Transactions,” and Note 4, “Acquisition of Brut,” for further discussion.

On October 31, 2003, Quadsan Enterprises, Inc. (“Quadsan”), previously a wholly-owned subsidiary of Nasdaq that provided investment management services to Nasdaq, was merged with and into Nasdaq. Prior to December 18, 2003, Nasdaq owned a 63.0% interest in Nasdaq Europe, which had previously operated an equity market licensed in Brussels, Belgium. On December 18, 2003, Nasdaq transferred its interest in Nasdaq Europe to a third party. Also, on September 30, 2003, Nasdaq Global sold its 55.5% interest in IndigoMarkets to its partner SSI Limited. See “Strategic Review,” of Note 3, “Significant Transactions,” for further discussion.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Nasdaq and wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. All non-majority owned investments are accounted for under the equity method of accounting.

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

Financial Statement Preparation

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year presentation.

Segments

Nasdaq manages, operates and provides its products and services in two business segments, our Market Services Segment and our Issuer Services Segment. Prior to 2003, Nasdaq operated in one segment. See Note 18, “Segments” for further discussion.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and all non-restricted highly liquid investments with original maturities of three months or less at the time of purchase. Such equivalent investments included in cash and cash equivalents in the Consolidated Balance Sheets were $52.9 million and $138.8 million at December 31, 2004 and 2003, respectively. Cash equivalents are carried at cost plus accrued interest, which approximates fair value due to the short maturities of these instruments.

Investments

Under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”) management determines the appropriate classification of investments at the time of purchase. Investments for which Nasdaq does not have both the intent or ability to hold to maturity are classified as “available-for-sale” and are carried at fair market value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Fair value is determined based on quoted market prices when available, or if quoted market prices are not available, on discounted expected cash flows using market rates commensurate, with the credit quality and maturity of the investment. Investments for which Nasdaq has the intent and ability to hold to maturity are classified as “held-to-maturity” and are carried at amortized cost. The amortized cost of debt securities classified as held-to-maturity or available-for-sale is adjusted for amortization of premiums and accretion of discounts, which are included in interest income in the Consolidated Statements of Income. Realized gains and losses on sales of securities are included in earnings using the specific identification method.

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

Receivables, net

Nasdaq’s receivables are concentrated with NASD member firms, market data vendors and Nasdaq-listed companies. Receivables are shown net of reserves for uncollectible accounts. Reserves are calculated based on

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

the age and source of the underlying receivable and are tied to past collections experience. The reserve for bad debts is maintained at a level that management believes to be sufficient to absorb estimated losses in the accounts receivable portfolio. The reserve is increased by the provision for bad debts which is charged against operating results and decreased by the amount of charge-offs, net of recoveries. The amount charged against operating results is based on several factors, including a continuous assessment of the collectibility of each account. In circumstances where a specific customer’s inability to meet its financial obligations is known (i.e., bankruptcy filings), Nasdaq records a specific provision for bad debts against amounts due to reduce the receivable to the amount Nasdaq reasonably believes will be collected. For all other customers, provisions for bad debts are made based on the length of time the receivable is past due and historical experience. For receivables past due 31-60 days, 61-90 days and over 90 days, the outstanding account balances are reserved for at 10.0%, 50.0% and 100.0% of the outstanding account balances, respectively. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to pay), Nasdaq’s estimates of recoverability could be reduced by a material amount. Total reserves netted against receivables in the Consolidated Balance Sheets were $3.2 million and $1.7 million at December 31, 2004 and 2003, respectively.

Related Party Transactions

Related party receivables and payables are the result of various transactions between Nasdaq and its affiliates. Payables to related parties are comprised primarily of the regulation charge from NASD. NASD charges Nasdaq for costs incurred related to Nasdaq market regulation and enforcement. Receivables from related parties relates to cash disbursements and loans funded by us on behalf of Nasdaq’s affiliates.

Deposits

Other current assets include $2.0 million of deposits at December 31, 2004. These deposits are for Brut and serve primarily for clearance and settlement services. Brut is required to hold a minimum clearing deposit with Merrill Lynch Professional Clearing Services and the NSCC. In addition, the NSCC requires a daily minimum requirement which is based upon the previous days trading activity in Brut.

Property and Equipment, net

Property and equipment including leasehold improvements, are carried at cost less accumulated depreciation and amortization. Land is recorded at cost. Equipment acquired under capital leases is recorded at the lower of fair market value or the present value of future lease payments. Depreciation and amortization are generally recognized over the estimated useful lives of the related assets. Estimated useful lives generally range from 10 to 40 years for buildings and improvements, two to five years for data processing equipment and software and five to 10 years for furniture and equipment. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining term of the related lease. Depreciation and amortization are computed by the straight-line method. Depreciation and amortization expense for property and equipment was $71.3 million, $81.9 million and $82.4 million for the years ended December 31, 2004, 2003 and 2002, respectively and are included in depreciation and amortization expense in the Consolidated Statements of Income.

Property and equipment, net includes a capital lease of $6.4 million and accumulated amortization of $4.8 million at December 31, 2003. Nasdaq’s capital lease expired in February 2004.

Property and equipment, net also includes an asset held-for-sale with a carrying value of $17.6 million as of December 31, 2004, related to an owned facility that is being actively marketed. See Note 7, “Real Estate Developments,” for further discussion.

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of a business acquired. Effective January 1, 2002, as a result of the adoption of SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) Nasdaq no longer amortizes goodwill. Goodwill is subject to annual impairment tests (during the fourth quarter) whereby goodwill is allocated to Nasdaq’s reporting units (Market Services and Issuer Services) and an impairment is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value. For any business dispositions, goodwill is allocated to the business disposed of based on the ratio of the fair value of the business disposed of to the fair value of the reporting unit.

Intangible Assets, net

Intangible assets, net which primarily include a technology software license and customer relationships are amortized on a straight-line basis over their estimated average useful life of 10 years. Upon the adoption of SFAS 142, intangible assets deemed to have indefinite useful lives are not amortized and are subject to annual impairment tests. An impairment exists if the carrying value of the indefinite-lived intangible asset exceeds its fair value. For intangible assets subject to amortization, an impairment is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible asset.

Valuation of Long-Lived Assets

Nasdaq assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results.

Nasdaq recorded write-downs for property and equipment of $7.4 million related to long-lived assets held-for-sale in the fourth quarter of 2004. This charge is included in general and administrative expense in the Consolidated Statements of Income. See Note 7, “Real Estate Developments,” for further discussion.

During the fourth quarter of 2003, Nasdaq recognized a $12.3 million impairment charge on the video wall portion of the MarketSite Tower at its Times Square, New York location, based on a significant adverse change in the extent and manner in which the Tower portion of the MarketSite was used. In earlier years, the Tower portion of the MarketSite generated revenues from advertising. However, in the economic downturn that followed September 11th and the fall in the technology sector, the revenues from the Tower began to decline steeply and the Tower operated at a significant net loss. Nasdaq’s new executive management team was put in place in May 2003 and tried to find alternatives and other strategic uses for the video wall on the MarketSite Tower. However, in the fourth quarter of 2003, it was determined that the Tower would never generate the originally forecasted amounts as the modules that make up the sign are considered outdated and the Tower faces competition from newer advertising technology. Nasdaq obtained a quoted market price valuation from an independent third party and recognized the excess of the carrying amount over the fair value as an impairment charge. The impairment charge was included in the elimination of non-core product lines, initiatives and severance in the Consolidated Statements of Income.

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

Revenue Recognition and Cost of Revenues

Market Services revenues are derived from Nasdaq Market Center and Nasdaq Market Services Subscriptions revenues. Nasdaq Market Center revenues are variable, based on service volumes, and recognized as transactions occur. Nasdaq Market Services Subscriptions revenues are based on the number of presentation devices in service and quotes delivered through those devices. Nasdaq Market Services Subscriptions revenues are recognized in the month that information is provided. These revenues are recorded net of amounts due under revenue sharing arrangements with market participants. Pursuant to EITF 99-19 execution revenues from transactions executed through Brut are recorded on a gross basis in revenues and expenses such as liquidity rebate payments are recorded in cost of revenues as Brut acts as principal. Nasdaq’s other execution revenues will continue to be reported net of the liquidity rebate as Nasdaq does not act as principal.

Issuer Services revenues include Corporate Client Group revenues and Nasdaq Financial Products revenues. Corporate Client Group revenues include annual fees, initial listing fees and listing of additional shares fees. Annual fees are recognized ratably over the following 12-month period. Initial listing and listing of additional shares fees are recognized on a straight-line basis over estimated service periods, which are six and four years, respectively, based on our historical listing experience. For Nasdaq Financial Products’ revenues, Nasdaq receives license fees for its trademark licenses related to the QQQ and other financial products linked to Nasdaq indices issued in the United States and abroad. These revenues are recognized as earned.

Stock Compensation

Nasdaq accounts for stock option grants in accordance with APB 25. Nasdaq grants stock options with an exercise price equal to the fair market value of the stock at the date of the grant, and accordingly, recognizes no compensation expense related to such grants.

In the first quarter of 2003, Nasdaq adopted the disclosure requirements of SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”). SFAS 148 amends the disclosure requirements of SFAS 123. Pro forma disclosures of net income and earnings per share as if the fair value method had been applied in measuring compensation expense are provided in Note 15, “Stock Compensation and Stock Awards.”

In December 2004, the FASB issued SFAS 123(R), which is a revision of SFAS 123. SFAS 123(R) supersedes APB 25 and amends SFAS No. 95, “Statement of Cash Flows.” See Future Accounting Requirements in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Deferred Revenue

Deferred revenue represents cash received and billed receivables for the Corporate Client Group, which are unearned until services are provided. See Note 6, “Deferred Revenue,” for further discussion.

Advertising Costs

Nasdaq expenses advertising costs, which include media advertising and production costs, in the periods in which the costs are incurred. Media advertising and production costs included as marketing and advertising expense in the Consolidated Statements of Income totaled $6.3 million, $9.7 million and $13.4 million for the years ended December 31, 2004, 2003 and 2002, respectively.

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

Software Costs

Significant purchased application software and operational software that are an integral part of computer hardware are capitalized and amortized on a straight-line basis over their estimated useful lives, generally two to seven years. All other purchased software is charged to expense as incurred.

The provisions of SOP 98-1 require certain costs incurred in connection with developing or obtaining internal use software to be capitalized. Unamortized capitalized software development costs of $53.7 million and $61.5 million as of December 31, 2004 and 2003, respectively, are carried in data processing equipment and software in the Consolidated Balance Sheets. Amortization of costs capitalized under SOP 98-1 totaled $18.9 million, $15.9 million and $13.4 million for 2004, 2003 and 2002, respectively, and are included in depreciation and amortization expense in the Consolidated Statements of Income. Additions to capitalized software were $11.1 million and $6.3 million in 2004 and 2003, respectively.

SFAS No. 34, “Capitalization of Interest Cost” (“SFAS 34”), requires the capitalization of interest as part of the historical cost of acquiring assets, for all costs incurred to get the assets ready for their internal use. SOP 98-1 includes interest costs incurred while developing internal-use software as capitalizable costs under SFAS 34. As the effect of capitalization of interest cost related to the development of internal-use software is not material when compared with the effect of expensing these interest costs as incurred, all interest costs have been expensed. Amounts expensed were also considered immaterial.

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

Foreign Currency Translation

Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment are translated to U.S. dollars at exchange rates in effect at the balance sheet date. Revenues and expenses are translated at average exchange rates during the year. Translation adjustments resulting from this process are charged or credited to other comprehensive (loss) income.

3. Significant Transactions

2004 Cost Reductions

During 2004, in connection with taking certain actions to improve its operational efficiency, Nasdaq incurred expenses of approximately $62.6 million. The following table summarizes the cost reduction charges included in the Consolidated Statements of Income:

Year Ended December 31, 2004
(in millions)
Real estate consolidation	$29.0
Reductions in force	9.4
Technology migration	24.2

Total cost reduction charges	$62.6

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

Real Estate Consolidation

During 2004, Nasdaq’s management re-evaluated all of Nasdaq’s owned and leased real estate and determined that Nasdaq could consolidate staff into fewer locations and save significant costs. In 2004, Nasdaq recorded real estate charges, primarily for sublease loss reserves, of $29.0 million (net of a $1.9 million reversal of a sublease reserve recorded in 2003), which is included in general and administrative expense in the Consolidated Statements of Income. In 2003, Nasdaq also recorded real estate charges of $3.5 million. See Note 7, “Real Estate Developments,” for further discussion.

Reductions in Force

During the year ended December 31, 2004, 172 positions were eliminated associated with staff reduction plans and Nasdaq recorded a charge of $9.4 million for severance and outplacement costs, which is included in compensation and benefits expense in the Consolidated Statements of Income. Nasdaq paid approximately $4.9 million during the year ended December 31, 2004 for these severance and outplacement costs from the 2004 staff reduction plans. Nasdaq expects to pay the remainder of the severance and outplacement costs by the end of the first quarter of 2006. Total headcount decreased from 956 employees at December 31, 2003 to 786 employees at December 31, 2004.

Technology Migration

As a result of a continued review of its technology infrastructure, Nasdaq shortened the estimated useful life of certain assets and changed the lease terms on certain operating leases associated with its quoting platform and its trading and quoting network as it migrates to lower cost operating environments which resulted in incremental depreciation and amortization expense. The incremental depreciation and amortization expense associated with these assets and operating leases was $18.7 million for the year ended December 31, 2004.

In November 2004, Nasdaq purchased a technology platform held-for-sale and owned by Easdaq, for €1.9 million ($2.4 million). Additionally, in order to make use of the purchased technology platform, Nasdaq purchased a license for the use of certain software for $0.5 million. Nasdaq has a multi-year initiative to migrate the Nasdaq Market Center applications to lower cost operating environments and processes. The purchased platform will provide a baseline of functionality for the Nasdaq Market Center. The migration will reduce Nasdaq’s overall costs. As a result of the migration initiative, Nasdaq shortened the estimated useful life of its current application platform. Beginning in the fourth quarter of 2004, Nasdaq recorded incremental amortization expense of $2.9 million. Nasdaq expects to record an additional $19.8 million of incremental amortization expense through March 2007.

In October 2004, Nasdaq entered into an agreement for technology equipment and also renegotiated related operating leases with a major vendor. Nasdaq sold equipment with a net book value of $13.6 million and entered into a three year lease agreement which included new upgraded equipment. Nasdaq received $11.0 million in cash from the vendor and recognized a $2.6 million loss on this transaction, which is included in general and administrative expense in the Consolidated Statements of Income. Nasdaq paid $1.6 million in 2004 and will pay $8.2 million, $0.4 million and $0.4 million in 2005, 2006 and 2007, respectively, under the terms of the lease agreement. Nasdaq also upgraded related leased equipment and entered into a new three year operating lease and extended the terms of license and maintenance agreements. Under the terms of the operating lease and license and maintenance agreements, Nasdaq paid $11.2 million in 2004 and will pay $15.3 million, $9.0 million and $2.9 million in 2005, 2006 and 2007, respectively.

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

Acquisition of Brut

On September 7, 2004, Nasdaq announced the completion of its acquisition of Brut, the owner of the Brut ECN and affiliated entities, from SunGard for a total consideration of $190.0 million in cash, subject to certain post-closing adjustments. See Note 1, “Organization and Nature of Operations” for further discussion of the entities acquired. Nasdaq financed the purchase from available cash and investments. As a result of this acquisition, Nasdaq expects that its customers will benefit from enhanced execution quality, additional quote information and a deeper pool of liquidity in Nasdaq-listed securities and securities listed on other exchanges. Nasdaq’s customers also benefit from the ability to access liquidity from multiple destinations outside the Nasdaq Market Center through the use of Brut’s sophisticated order routing technology. See Note 4, “Acquisition of Brut,” for further discussion.

In connection with the transaction, Brut and SunGard entered into a hosting and multi-year processing agreement for SunGard to provide real-time securities clearance and settlement system for certain Nasdaq trades. Brut also contracted with SunGard to host certain software on designated equipment at a SunGard facility for a transitional period. See Note 19, “Commitments and Contingencies,” for further discussion.

Preferred Stock

In March 2002, Nasdaq issued 1,338,402 shares of Series A Cumulative Preferred Stock and one share of Series B Preferred Stock. NASD owned all of the outstanding shares of Series A Cumulative Preferred Stock and Series B Preferred Stock. The Series A Cumulative Preferred Stock carried a 7.6% dividend rate for the year commencing March 2003 and carried a 10.6% dividend rate in all subsequent years. The Series B Preferred Stock does not pay dividends. On September 30, 2004, NASD waived a portion of the dividend for the third quarter of 2004 of $2.5 million and accepted an aggregate amount of $1.0 million (calculated based on an annual rate of 3.0%) as payment in full of the dividend for this period. On November 29, 2004, Nasdaq entered into an exchange agreement with NASD pursuant to which NASD exchanged 1,338,402 shares of Nasdaq’s Series A Cumulative Preferred Stock, representing all the outstanding shares of Series A Cumulative Preferred Stock, for 1,338,402 shares of newly issued Series C Cumulative Preferred Stock. The Series C Cumulative Preferred Stock accrues quarterly dividends at an annual rate of 3.0% for all periods until July 1, 2006 and at an annual rate of 10.6% for periods thereafter. NASD also may be entitled to an additional payment in certain circumstances which may not exceed approximately $16.3 million in aggregate depending on the amount of time the Series C Cumulative Preferred Stock is outstanding and the market price of Nasdaq’s common stock at the time Nasdaq redeems the Series C Cumulative Preferred Stock. See Note 21, “Capital Stock,” for further discussion.

Nasdaq recognized a loss of $3.9 million on the exchange of the preferred securities in retained earnings in the fourth quarter of 2004. This loss was due to the difference between the combined fair market value of the Series C Cumulative Preferred Stock and additional dividend ($137.7 million) versus the redemption value ($133.8 million). The value of the additional payment is reflected on the Consolidated Balance Sheet at its estimated fair market value of $8.5 million. Changes in this account balance are reflected in income in the period of change. The principal amount of the Series C Cumulative Preferred Stock will accrete through retained earnings from its estimated current fair market value of $129.2 million on November 29, 2004 to its redemption value of $133.8 million over the five consecutive quarters beginning with the fourth quarter of 2004.

Strategic Review

During the second quarter of 2003, Nasdaq announced the results of a strategic review of its operations designed to position Nasdaq for improved profitability and growth. This strategic review included the elimination of non-core product lines and initiatives and resulted in a reduction in Nasdaq’s workforce. For the year ended December 31, 2003, a total pre-tax charge to earnings of $145.5 million was recorded. The net impact to Nasdaq was a total pre-tax charge of $143.5 million. The difference represented costs absorbed by minority shareholders

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

of Nasdaq Europe. The charge recorded reflects the completion of the costs associated with Nasdaq’s strategic review. As shown in the following table, the total charge of $145.5 million includes $97.9 million from continuing operations and $47.6 million from discontinued operations related to Nasdaq Europe and IndigoMarkets. See Note 5, “Discontinued Operations,” for further discussion. The charge was primarily recorded to property and equipment, goodwill, intangible assets, net, other accrued liabilities and accrued personnel costs in the Consolidated Balance Sheets.

The following table summarizes the strategic review charges included in the Consolidated Statements of Income:

Year Ended December 31, 2003
(in millions)
Continuing Operations
Non-Core Product Lines and Initiatives:
Impairment of capitalized software and fixed assets	$21.1
Impairment of goodwill and intangible assets	8.2
Contract cancellations	11.4
Other exit costs	11.6

Total non-core product lines and initiatives	52.3

Severance and benefit costs	32.4
Loss on early extinguishment of debt	13.2

Total continuing operations strategic review charge	$97.9

Discontinued Operations
Nasdaq Europe:
Impairment of technology platform	$29.4
Severance and benefit costs	2.5
Impairment of goodwill	8.1
Other exit costs including contract cancellations	8.2

Total Nasdaq Europe	48.2
Gain on disposition of IndigoMarkets	(0.6)

Total discontinued operations strategic review charge	$47.6

Total strategic review charge	$145.5

Continuing Operations

Non-core product lines and initiatives included in the strategic review were:

•	Primex—Primex was an electronic auction system. Nasdaq ended its exclusive rights agreement with Primex Trading N.A., L.L.C. on December 31, 2003. Nasdaq decided to consolidate our trading services to a common functionality within the SuperMontage system and ceased offering Primex effective January 16, 2004.

•	Nasdaq Tools—Nasdaq Tools was an order management system that ran on the Nasdaq Application Programming Interface using the Nasdaq Workstation II and was wound-down throughout 2003. Nasdaq Tools was a previously wholly-owned subsidiary of Nasdaq and was merged with and into Nasdaq on July 31, 2002.

•	NQLX—NQLX was a joint venture with LIFFE to create a market for single stock futures and other futures products. On July 24, 2003, Nasdaq redeemed its interest in the NQLX joint venture and

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

transferred its ownership interest to LIFFE. LIFFE assumed financial and management responsibility for NQLX. This change did not have any impact on the operation of NQLX, but usage of the Nasdaq brand by the company ceased.

•	BBX—BBX was a proposed platform for companies not eligible for The Nasdaq SmallCap Market to raise equity capital and increase the visibility of their stock. OTC Bulletin Board continues its existing operations.

•	Liquidity Tracker—Liquidity Tracker was an automated order routing system designed to allow traders to direct orders to specific market makers based on recent trading activity. Liquidity Tracker ceased operations as of June 30, 2003.

•	MarketSite Tower—MarketSite Tower is located at Nasdaq’s Times Square, New York location. The video wall portion of the Tower was deemed impaired.

The charge related to the elimination of the above non-core products and initiatives was approximately $52.3 million for the year ended December 31, 2003. Included in the charge was the reduction of Nasdaq’s investment in NQLX of $6.3 million due to the redemption of Nasdaq’s interest in the NQLX joint venture, the impairment of goodwill of $4.1 million associated with Nasdaq Tools, the impairment of certain intangible assets of $4.1 million, impairment of various capitalized software and fixed assets of $21.1 million, contract cancellations of $11.4 million and other costs of $5.3 million. Included in the $21.1 million impairment of various capitalized software and fixed assets is a $12.3 million impairment on the MarketSite Tower. See “Valuation of Long-Lived Assets,” of Note 2, “Summary of Significant Accounting Policies,” for further discussion. The remaining impairment of capitalized software and fixed assets relates to the eliminated products specifically Nasdaq Tools, Primex, BBX and Liquidity Tracker.

In addition, the charges from continuing operations recorded included severance costs of $32.4 million and the loss on early extinguishment of long-term debt of $13.2 million. The severance costs included $13.8 million related to the reductions in force of 329 employees. The remaining $18.6 million of severance costs relate to the fulfillment of employment contracts and obligations associated with the retirement and departure of certain members of senior management. Total headcount was 956 as of December 31, 2003 versus 1,227 (excluding 48 employees in discontinued operations) as of December 31, 2002. The extinguishment of debt costs relate to the redemption of $150.0 million in aggregate principal amount of Nasdaq’s 5.83% senior notes due 2007. In conjunction with its strategic review, Nasdaq reassessed its capital needs and determined that it no longer needed the liquidity of the senior notes. See Long-term debt section below for further discussion.

The following table summarizes the strategic review accrual activity from December 31, 2003 through December 31, 2004. These accruals are recorded in other accrued liabilities and accrued personnel costs in the Current liabilities section and in other liabilities in the Non-current liabilities section of the Consolidated Balance Sheets. Nasdaq funded the majority of these reserves, except for a $4.6 million contract payment that is due January 2006 and other contractual sublease obligations that will continue through 2010.

	Severance for U.S. Employees	Products & Other	Total
	(in millions)
Accrued liabilities associated with the strategic review as of December 31, 2003	$16.4	$10.7	$27.1
Cash payments	(9.2)	(9.6)	(18.8)
Other	(1.8)	(0.2)	(2.0)

Accrued liabilities associated with the strategic review as of December 31, 2004	$5.4	$0.9	$6.3

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

Discontinued Operations

Discontinued operations included in the strategic review were:

•	Nasdaq Europe—Nasdaq Europe was a pan-European stock market licensed in Belgium. See below for complete discussion of the wind-down and eventual transfer of shares of Nasdaq Europe.

•	IndigoMarkets—IndigoMarkets was a joint venture with SSI Limited to develop international trading platforms. On September 30, 2003, Nasdaq Global sold its interest in the joint venture to SSI Limited and recognized a gain on the sale of approximately $0.6 million.

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

As Nasdaq Europe was winding-down its market operations, Nasdaq reached an agreement to transfer all of Nasdaq’s shares in Nasdaq Europe to one of that company’s original investors; the cash consideration for the transaction was nominal. The transfer of Nasdaq’s shares of Nasdaq Europe was completed on December 18, 2003. The entity ceased using the Nasdaq Europe name after the transaction and is now known as Easdaq. As part of the transaction, Nasdaq Europe’s new owner committed to seek to restructure that company’s obligations and, in that context, to request from certain major creditors releases of any claims they might have against Nasdaq Europe’s former directors, officers and shareholders (if such claims are related to Nasdaq’s prior ownership interest in Nasdaq Europe).

At the time of the transfer, Nasdaq Europe had $15.1 million of external debt, accrued interest and other liabilities. Nasdaq recorded liabilities of $15.1 million that management believed were sufficient to satisfy any potential claims against Nasdaq. Nasdaq and Easdaq entered into an agreement dated as of October 27, 2004, providing in relevant part that Easdaq was to reach agreements with certain of its creditors to settle these creditors’ existing claims against Easdaq. On November 9, 2004, Nasdaq was provided evidence that these claims (related to Nasdaq’s prior ownership interest in Nasdaq Europe) of certain Easdaq’s creditors were satisfied or otherwise settled without any liability for Nasdaq. Nasdaq was the third party beneficiary of these creditor agreements and in the fourth quarter of 2004 released the $15.1 million reserve it maintained in connection with such claims and liabilities. The release of the reserve was recorded as income from discontinued operations on the Consolidated Statements of Income.

Also, as part of Nasdaq’s strategic review, during the third quarter of 2003, Nasdaq supported Nasdaq Europe’s position in favor of the decision of the shareholders of Nasdaq Deutschland, a German exchange in which Nasdaq Europe had a 50.0% interest, to suspend that company’s trading operations effective August 29, 2003. Nasdaq Europe transferred all of its shares in Nasdaq Deutschland to one of the other shareholders, BWB Holding AG, as of August 29, 2003. All shareholders of Nasdaq Deutschland agreed to release and discharge each other from certain claims that they may have had against each other in connection with certain agreements related to the operations and control of Nasdaq Deutschland.

The charge related to the orderly wind-down and liquidation of market operations in Belgium and Germany was approximately $48.2 million (excluding the minority interest benefit of $2.0 million) for the year ended December 31, 2003. The $48.2 million charge includes the $29.4 million impairment of certain technology

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

platforms held-for-sale and owned by Nasdaq Europe, the impairment of goodwill of $8.1 million (Nasdaq Europe and Nasdaq Deutschland), severance costs of $2.5 million and other costs of $8.2 million including contract cancellations. During the third quarter of 2003, the losses incurred by Nasdaq Europe exceeded the minority shareholders’ interests. Therefore, once the minority shareholders reached this point, Nasdaq absorbed 100.0% of Nasdaq Europe’s losses and strategic review charges.

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

Nasdaq Member Revenue Sharing

Effective June 1, 2002, Nasdaq terminated its market data revenue sharing program for securities listed on The Nasdaq Stock Market, as a result of the SEC’s decision to abrogate certain market participant tape sharing pilot programs. The SEC’s action was in response to concerns about the effect of market data rebates on the accuracy of market data and the regulatory functions of self-regulatory organizations. The SEC’s action allows Nasdaq and competing exchanges to retain tape revenue. However, Nasdaq continues to share market data revenue with the exchanges that participate in the UTP Plan based on their respective share of volume and trades of securities listed on The Nasdaq Stock Market. In addition, Nasdaq continues to share tape revenue with Nasdaq market participants who report trades in the NYSE and the Amex-listed securities through Nasdaq.

In August 2003, Nasdaq implemented the Nasdaq General Revenue Sharing Program, which like the General Revenue Sharing Program of The National Stock Exchange, a regional stock exchange, shares operating revenue from multiple business lines in addition to tape fee revenue. The new discretionary program shares operating revenue, which is interpreted to mean net revenue after expenses from all services that derive revenue from member trading and trade-reporting activity in Nasdaq-listed securities. As such, the program is designed to provide an incentive for quoting market participants to send orders and report trades to the Nasdaq Market Center. Nasdaq did not share any revenues during 2003 under the General Revenue Sharing Program. For the year ended December 31, 2004, Nasdaq shared approximately $20.1 million under this new program which is shown net within Market Services revenues. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Market Services, for further discussion.

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

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Other Restructuring and Related Party Transactions

In conjunction with settling various issues associated with the Restructuring, NASD made a payment to Nasdaq in the amount of $5.6 million during the first quarter of 2002. Nasdaq treated the payment as a contribution and reflected it in additional paid-in capital in its Consolidated Balance Sheets. In addition, during December 2002, Nasdaq purchased NASD’s 50.0% interest in NASD Insurance Agency, LLC (subsequently renamed the Nasdaq Insurance Agency, LLC (“Nasdaq Insurance Agency”) or (“NIA”)) for $0.5 million. The payment was recorded as a distribution to NASD. The agency provides insurance brokerage services and specializes in the director and officer liability insurance market. Nasdaq accounts for its investment in the Nasdaq Insurance Agency under the equity method of accounting as of December 31, 2004. Nasdaq believes that the Nasdaq Insurance Agency was a Variable Interest Entity under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46”) and its amendment entitled FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46(R)”). However, Nasdaq does not believe that it is the primary beneficiary of the NIA and therefore did not consolidate the NIA in its results of operations.

On January 1, 2005, Nasdaq purchased the remaining 50.0% interest in the Nasdaq Insurance Agency from AIG NJV, Inc. for nominal consideration. See Note 23, “Subsequent Events,” for further discussion.

QQQ Lists on Nasdaq

On December 1, 2004, the Nasdaq-100 Index Tracking Stock (“QQQ”) transferred its listing to Nasdaq from Amex. Nasdaq and Amex reached a mutual decision to transfer the QQQ earlier than the contractual date of June 2005. It trades under the symbol “QQQQ.”

4. Acquisition of Brut

As previously discussed, on September 7, 2004 (See “Acquisition of Brut,” of Note 3, “Significant Transactions”), Nasdaq announced the completion of its acquisition of Brut and related entities, including Toll, from SunGard for a total consideration of $190.0 million in cash, subject to certain post-closing adjustments. In addition, Nasdaq incurred direct costs of $3.1 million associated with the acquisition. Nasdaq accounted for the acquisition under the purchase method of accounting. Brut and related affiliates are included within the Market Services segment.

Nasdaq had not finalized the allocation of the purchase price as of December 31, 2004. Nasdaq expects future adjustments related to taxes and settlement of post-closing adjustments. An estimation of the purchase

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

price allocation as of September 7, 2004 was prepared and included as part of these financial statements. The initial purchase price was allocated as follows:

(in thousands)
Net assets acquired:
Accounts receivable, net	$19,240
Deferred tax asset	486
Other current assets	182
Property and equipment, net	3,433
Intangible assets	5
Other assets	20
Accounts payable and accrued expenses	(14,248)
Accrued personnel costs	(2,198)
Non-current deferred tax liability	(523)
Accumulated other comprehensive loss	(127)

Total net assets	$6,270

Goodwill	141,730
Intangible assets	42,000

Estimated purchase price	$190,000

During the fourth quarter of 2004, Nasdaq adjusted the initial allocation of the purchase price. Goodwill decreased from $141.7 million to $141.4 million primarily due to a decrease in Nasdaq’s estimate of severance liability for Brut employees. Nasdaq does not expect future adjustments to the purchase price to be significant. Nasdaq expects to deduct $2.7 million of goodwill for income tax purposes for the year ended December 31, 2004.

The following table presents details of the identifiable intangible assets acquired in the Brut acquisition:

	Amount	Estimated Average Useful Life
	(in thousands)	(in years)
Identifiable intangible assets:
Technology	$15,700	10.0
Customer relationships	26,300	10.0

Total	$42,000

Both the goodwill and intangible assets related to the acquisition of Brut are included on the books and records of Brut and in the Market Services segment.

The unaudited pro forma combined historical results for the year ended December 31, 2004 and 2003, as if Nasdaq had acquired Toll and related entities at the beginning of fiscal 2003, are estimated to be:

	Year Ended December 31,
	2004	2003
	(in thousands, except per share amounts)
Revenues	$663,666	$706,212
Gross margin	496,955	606,875
Net income (loss) from continuing operations	881	(48,099)
Basic and diluted loss per share	$(0.16)	$(0.72)

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

The pro forma results include amortization of the intangibles presented above and the elimination of intercompany transactions had Nasdaq and Toll acted as a combined company. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of 2003, nor are they necessarily indicative of future consolidated results.

The integration of Brut’s services into Nasdaq is designed to be seamless to both Nasdaq and Brut customers. Brut continues to operate under the Brut name as a broker-dealer; however, it operates as part of The Nasdaq Stock Market. Brut is subject to the SEC’s Uniform Net Capital Rule (the “Rule”), which requires the maintenance of minimum net capital. Brut has elected to use the basic method permitted by the Rule to determine its net capital, which requires Brut maintain minimum net capital equal to the greater of $100,000 or 6 2/3% of aggregate indebtedness, as defined. The rule also requires that aggregate indebtedness not exceed 15 times net capital. At December 31, 2004, Brut had net capital of $8.1 million, which was $6.4 million in excess of its required net capital of $1.7 million.

Brut results are included for the period September 7, 2004 through December 31, 2004 in the Consolidated Statements of Income.

5. Discontinued Operations

On September 30, 2003, Nasdaq Global sold its interest in IndigoMarkets to its partner, SSI Limited, and recognized a gain of approximately $0.6 million on the sale. In addition, on December 18, 2003, Nasdaq transferred its interest in Nasdaq Europe to one of that company’s original investors for nominal cash consideration. In the fourth quarter of 2004, Nasdaq recognized a gain on the release of a reserve for potential claims against Nasdaq that management established at the time of the transfer of Nasdaq’s shares of Nasdaq Europe. In the fourth quarter of 2004, Easdaq reached agreements with certain of its creditors to settle these creditors’ existing claims against Easdaq. Nasdaq was the third party beneficiary of these creditor agreements and released the $15.1 million reserve management established. See “Strategic Review,” of Note 3, “Significant Transactions,” for further discussion.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS 144”), both Nasdaq Europe and IndigoMarkets are reflected as discontinued operations for all years presented. As discontinued operations, the revenues, costs and expenses and cash flows of Nasdaq Europe and IndigoMarkets have been excluded from the respective captions in the Consolidated Statements of Income and Consolidated Statements of Cash Flows, and have been presented separately as “Income (loss) from discontinued operations, net of tax” and as “Cash provided by (used in) discontinued operations.” There were no assets and liabilities of Nasdaq Europe and IndigoMarkets at December 31, 2004 and 2003.

The following table presents condensed, combined results of operations for Nasdaq Europe and IndigoMarkets.

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Revenues	$—	$10,632	$11,616
Pre-tax income (loss)	15,154	(63,998)	(21,765)
(Provision) benefit for income taxes	(5,596)	3,663	(128)

Income (loss) from discontinued operations	$9,558	$(60,335)	$(21,893)

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

The remainder of the notes to the consolidated financial statements reflects results from continuing operations, unless otherwise noted.

6. Deferred Revenue

Nasdaq’s deferred revenue as of December 31, 2004 relating to Corporate Client Group fees will be recognized in the following years:

	Initial Listing Fees	Listing of Additional Shares	Annual and Other	Total
	(in thousands)
Fiscal year ended:
2005	$27,306	$32,231	$—	$59,537
2006	17,101	21,873	—	38,974
2007	12,075	15,603	—	27,678
2008	9,407	5,351	—	14,758
2009 and thereafter	8,411	—	—	8,411

	$74,300	$75,058	$—	$149,358

Nasdaq’s deferred revenue for the year ended December 31, 2004 and 2003 is reflected in the following tables. The additions reflect Corporate Client Group revenues charged during the year while the amortization reflects Corporate Client Group revenues recognized during the year in accordance with GAAP.

	Initial Listing Fees	Listing of Additional Shares	Annual and Other	Total
	(in thousands)
Balance at January 1, 2004	$78,485	$65,957	$—	$144,442
Additions	26,905	45,846	97,446	170,197
Amortization	(31,090)	(36,745)	(97,446)	(165,281)

Balance at December 31, 2004	$74,300	$75,058	$—	$149,358

	Initial Listing Fees	Listing of Additional Shares	Annual and Other	Total
	(in thousands)
Balance at January 1, 2003	$93,857	$72,841	$—	$166,698
Additions	16,886	30,206	97,964	145,056
Amortization	(32,258)	(37,090)	(97,964)	(167,312)

Balance at December 31, 2003	$78,485	$65,957	$—	$144,442

7. Real Estate Developments

New York

In 2001, Nasdaq recorded a sublease loss reserve of $21.5 million in anticipation of relocating its headquarters location from One Liberty Plaza to 1500 Broadway. Nasdaq signed a lease commencing May 1, 2002 at 1500 Broadway. Later in 2002, Nasdaq’s management reconsidered its decision to relocate to 1500 Broadway and decided to maintain its headquarters at One Liberty Plaza. Nasdaq maintained the initial reserve

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

recorded in 2001 (including interest accretion) for the sublease loss at 1500 Broadway. At December 31, 2003, the estimated loss on the sublease was approximately $20.5 million. In 2004, Nasdaq signed subleases for all of its space at 1500 Broadway. At December 31, 2004, Nasdaq updated the sublease loss estimate based on current assumptions and known sublease incomes and recorded an additional loss of $1.2 million to general and administrative expense in the Consolidated Statements of Income. The additional loss was primarily due to a change in the assumption of sublease term commencement dates. At December 31, 2004, the estimated sublease loss reserve was approximately $18.0 million. The estimated reserve was adjusted throughout the year to reflect interest accretion, rental payments made during 2004 and depreciation on leasehold improvements. The estimated loss was calculated using a 7.5% net discount rate and estimated 21-year sublease terms commencing in 2004 and 2005 at estimated market rates.

In 2001, Nasdaq also signed a lease for expansion space on one of the floors it occupied at One Liberty Plaza, which was to commence on October 1, 2004. Nasdaq’s management does not intend to occupy this space and began marketing the expansion space for sublease during the third quarter of 2004. Nasdaq is obligated under the terms of the expansion space lease to pay $33.9 million over the remaining life of the lease and recorded a sublease loss reserve of $12.8 million, which is included in general and administrative expense in the Consolidated Statements of Income. In addition, in the fourth quarter of 2004, Nasdaq’s management decided that it no longer needed the space it currently occupied on the expansion floor and recorded an additional estimated sublease loss reserve of $4.8 million for the remaining space. This charge is also included in general and administrative expense in the Consolidated Statements of Income. Nasdaq is obligated under the terms of this lease to pay $12.6 million over the remaining useful life of the lease. Both estimated losses for One Liberty Plaza were calculated using a 7.5% net discount rate and estimated 17-year sublease term commencing in January 2006 at estimated market rates.

New Jersey

As a part of Nasdaq’s strategic review, Nasdaq vacated the space Nasdaq Tools occupied at 15 Exchange Place, Jersey City, New Jersey. As of December 31, 2003 Nasdaq was obligated under the terms of this lease to pay $2.8 million over the remaining life of the lease and recorded a sublease loss reserve of $1.2 million, which was included in the elimination of non-core product lines, initiatives and severance in the Consolidated Statements of Income. At December 31, 2004, Nasdaq updated the sublease loss reserve based on current assumptions and recorded an additional loss of $0.2 million to general and administrative expense in the Consolidated Statements of Income. The estimated loss was calculated using a 7.5% net discount rate and estimated 6-year sublease term commencing in the beginning of 2005 at estimated market rates. Nasdaq is currently actively marketing the space and has signed a sublease agreement for approximately 50.0% of the space. At December 31, 2004, the sublease loss reserve was approximately $0.8 million. The estimated loss was adjusted throughout the year to reflect interest accretion and rental payments made during the 2004.

Maryland

During 2003, Nasdaq decided to vacate part of the space it occupies in Rockville, Maryland located at 9600 Blackwell and recorded a sublease loss reserve of $2.3 million, which was included in general and administrative expense in the Consolidated Statements of Income. Nasdaq’s management re-evaluated its decision to vacate the space at 9600 Blackwell and decided instead to sell the building it owns and occupies in Rockville, Maryland located at 9513 Key West Avenue. Based on Nasdaq’s management’s revised decision, Nasdaq released the sublease loss reserve recorded for 9600 Blackwell which totaled $1.9 million, net of rental payments, in September 30, 2004, which is recorded in general and administrative expense in the Consolidated Statements of Income.

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

Nasdaq began actively marketing the 9513 Key West building for sale in the fourth quarter of 2004 and expects the building to be sold within a year. During the fourth quarter of 2004, Nasdaq recognized a $7.4 million loss, which is included in general and administrative expense in the Consolidated Statement of Income, on the write-down of the building’s carrying amount to fair market value less cost to sell. Fair value was determined using a quoted market price from an independent third party.

Connecticut

In 2004, Nasdaq also evaluated its real estate needs in Trumbull, Connecticut. Nasdaq currently owns and occupies a building located at 80 Merritt Boulevard and leases and occupies another building located at 35 Nutmeg Drive. Nasdaq’s management determined that based on staff reductions, all employees in Trumbull will consolidate into Nasdaq’s building at 80 Merritt Boulevard. Although Nasdaq’s lease at 35 Nutmeg Drive terminates in July 2008, Nasdaq plans on moving all employees from 35 Nutmeg Drive to 80 Merritt Boulevard by the end of 2005. As a result, Nasdaq expects to record a charge of approximately $2.5 million in the fourth quarter of 2005 when it completely vacates 35 Nutmeg Drive for its remaining lease obligation. In order to accommodate all employees in the Merritt building, two data center spaces will be converted into office space. The data centers will cease being used by the end of the first quarter of 2005, and accordingly, Nasdaq began accelerating the data centers’ fixed assets and leasehold improvements over the new estimated useful life. Nasdaq recorded $4.5 million of accelerated depreciation for the data center assets for the year ended December 31, 2004 and will record an additional $2.2 million in the first quarter of 2005.

8. Investments

Investments consist of U.S. Treasury securities, obligations of U.S. Government sponsored enterprises, municipal bonds, auction rate securities and other financial instruments. Following is a summary of investments classified as available-for-sale that are carried at fair value as of December 31, 2004:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Treasury securities and obligations of U.S. Government agencies	$57,900	$—	$693	$57,207
Obligations of states and political subdivisions	53,248	86	897	52,437
Auction rate securities	46,125	—	—	46,125
U.S. corporate securities	19,234	—	90	19,144

Total	$176,507	$86	$1,680	$174,913

At December 31, 2004, all held-to-maturity investments consisted of U.S. Treasury securities and obligations of U.S. Government agencies. The cost of the securities was $30.6 million and had gross unrealized losses of $0.4 million and a total estimated fair value of $30.2 million at December 31, 2004. Of the $0.4 million of gross unrealized losses 98.9% have been in an unrealized loss position for less than 12 months and are deemed to be temporary.

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

Following is a summary of investments classified as available-for-sale which are carried at fair value as of December 31, 2003:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Treasury securities and obligations of U.S. Government agencies	$112,700	$169	$254	$112,615
Obligations of states and political subdivisions	13,966	125	9	14,082
Asset-backed securities	10,708	62	—	10,770
U.S. corporate securities	48,229	62	54	48,237

Total	$185,603	$418	$317	$185,704

At December 31, 2003, all held-to-maturity investments consisted of U.S. Treasury securities and obligations of U.S. Government agencies. The cost of the securities was $28.3 million and had gross unrealized gains of $54 thousand and a total estimated fair value of $28.3 million at December 31, 2003.

The following table shows the fair value of our available-for-sale investments in an unrealized loss position deemed to be temporary for less than 12 months at December 31, 2004 and 2003:

	December 31, 2004		December 31, 2003
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
U.S. Treasury securities and obligations of U.S. Government agencies	$57,207	$693	$31,805	$254
Obligations of states and political subdivisions	50,647	897	6,013	9
U.S. corporate securities	14,970	69	23,087	54

Total	$122,824	$1,659	$60,905	$317

At December 31, 2004, the amount of investments in an unrealized loss position deemed to be temporary for more than 12 months was immaterial. At December 31, 2003, Nasdaq did not have any investments in an unrealized loss position deemed to be temporary for more than 12 months.

The cost and estimated fair value of debt securities classified as available-for-sale that are carried at fair value at December 31, 2004, by contractual maturity, are shown below.

	Cost	Gross Unrealized		Fair Value
		Gain	Loss
	(in thousands)
Due in one year or less	$88,384	$—	$576	$87,808
Due after one through five years	88,123	86	1,104	87,105

Total	$176,507	$86	$1,680	$174,913

All investments classified as held-to-maturity mature in 2005 and 2006 in the amounts of $28.6 million and $2.0 million, respectively.

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

During the year ended December 31, 2004 debt available-for-sale securities with a fair market value at the date of sale of $173.2 million were sold. During the years ended December 31, 2003 and 2002, debt and equity available-for-sale securities with a fair market value at the date of sale of $86.5 million and $209.8 million, respectively, were sold. For the years ended December 31, 2004, 2003 and 2002, the gross realized gains on such sales totaled $0.1 million, $1.7 million and $3.0 million, respectively and the gross realized losses totaled $0.3 million, $1.1 million and $2.9 million, respectively. The net adjustment after tax to unrealized holding losses on available-for-sale securities included as a separate component of stockholders’ equity totaled $1.0 million, $0.2 million and $1.1 million for 2004, 2003 and 2002, respectively. The net adjustment after tax to unrealized gains (losses) on available-for-sale securities included as a separate component of stockholders’ equity due to the sale of securities totaled $0.1 million, $1.0 million and $(0.9) million for 2004, 2003 and 2002, respectively.

In accordance with SFAS 115, Nasdaq recognized pre-tax charges of $0.9 million and $1.0 million for the years ended December 31, 2003 and 2002, respectively, attributable to the impairment of five and 11, respectively publicly-traded equity securities. The impairment charges were related to the decline in the fair value of Nasdaq’s publicly-traded equity investments below their cost basis that were judged to be other-than-temporary. Nasdaq recorded the impairment losses in the Consolidated Statements of Income and adjusted the cost basis of respective securities down to fair value as a new cost basis. As of December 31, 2003, all equity securities including those impaired were sold.

At December 31, 2004 and 2003, investments with a carrying value of approximately $30.6 million and $28.3 million were pledged as collateral for Nasdaq’s $25.0 million note payable. Collateral is limited to U.S. Government and Agency securities with a margined value of not less than 100.0% of the loan and is invested in accordance with the note agreement. See Note 11, “Senior Notes,” for further discussion.

9. Goodwill and Intangible Assets

The following table outlines goodwill by reportable segment:

	Market Services	Issuer Services	Total
	(in thousands)
Balance as of December 31, 2003	$—	$—	$—
Additions(1)	141,381	—	141,381

Balance as of December 31, 2004	$141,381	$—	$141,381

(1)	See Note 4, “Acquisition of Brut,” for further discussion.

The following table summarizes intangible assets, net by reportable segment:

	Market Services		Issuer Services		Other		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Technology(2)	$15,700	$(666)	$—	$—	$—	$—	$15,700	$(666)
Customer relationships(2)	26,300	(935)	—	—	—	—	26,300	(935)
Pension intangible assets(3)	—	—	—	—	318	—	318	—
Other	5	—	350	(281)	—	—	355	(281)

Total	$42,005	$(1,601)	$350	$(281)	$318	$—	$42,673	$(1,882)

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

(2)	Both the technology and customer relationships intangible assets are being amortized over a ten-year estimated average useful life ending 2014. Amortization expense for the next five years commencing in 2005 is expected to be $4.8 million, $4.3 million, $4.2 million, $4.1 million and $4.1 million, respectively.
(3)	Pension intangible assets were recorded as required by SFAS No. 87, “Employers’ Accounting for Pensions.” Amounts are not amortized but are adjusted as part of the annual minimum pension liability assessment.

10. Fair Value of Financial Instruments

Nasdaq considers cash and cash equivalents, investments, receivables, net, receivables and payables with related parties, accounts payable and accrued expenses, accrued personnel costs, Senior Notes and Subordinated Notes to be its financial instruments. The carrying amounts reported in the Consolidated Balance Sheets for the above financial instruments, except for the Senior and Subordinated Notes closely approximates their fair values due to the short-term nature of these assets and liabilities. The approximate fair value of Nasdaq’s Senior Notes and Subordinated Notes were estimated using discounted cash flow analysis based on Nasdaq’s assumed incremental borrowing rates for similar types of borrowing arrangements. This analysis indicates that the fair value of these obligations at December 31, 2004 and 2003 approximates their carrying amounts.

11. Senior Notes

On September 30, 2003, Nasdaq redeemed its $150.0 million outstanding principal amount of the senior notes. Under the terms of the senior notes, Nasdaq paid the holders of the senior notes $150.0 million in outstanding principal amount, accrued interest of $1.2 million and an aggregate make-whole payment of approximately $12.6 million (representing the net present value of future payments). Nasdaq recorded a $13.2 million pre-tax charge in the third quarter of 2003 related to the redemption of the senior notes. This charge included the make-whole payment and capitalized costs related to the issuance of the senior notes. Nasdaq used funds from available cash and investments to finance the redemption. See “Long-term Debt,” of Note 3, “Significant Transactions,” for further discussion. Interest expensed and paid under the senior notes totaled approximately $6.5 million and $5.6 million for the years ended December 31, 2003 and 2002, respectively.

In May 1997, Nasdaq entered into a $25.0 million note payable with a financial institution (the “Lender”). Principal payments are scheduled to begin in 2007 and continue in equal monthly installments until maturity in 2012. The note requires monthly interest payments through May 2007 at an annual rate of 7.41%. After May 2007, Nasdaq will incur interest equal to the Lender’s cost of funds rate, as defined in the agreement, plus 0.5%. Interest expensed and paid under the agreement totaled approximately $1.9 million for each of the years ended December 31, 2004, 2003 and 2002.

12. Subordinated Notes

On May 3, 2001, Nasdaq issued and sold $240.0 million in aggregate principal amount of 4.0% convertible subordinated notes due 2006 to Hellman & Friedman Capital Partners IV, L.P. and certain of its affiliated limited partnerships (collectively, “Hellman & Friedman”). Until Nasdaq is granted Exchange Registration, Hellman & Friedman may only exercise its conversion rights for a number of shares of common stock such that immediately following such conversion, NASD will continue to control greater than 50.0% of the combined voting power of Nasdaq. The annual 4.0% coupon will be payable in arrears and the Subordinated Notes are convertible at any time into an aggregate of 12.0 million shares of common stock at $20.00 per share, subject to adjustment, in general, for any stock split, dividend, combination, recapitalization or other similar event. Interest expensed and paid under the agreement totaled approximately $9.6 million for each of the years ended December 31, 2004, 2003 and 2002.

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

On an as-converted basis as of December 31, 2004, Hellman & Friedman owned an approximate 13.7% equity interest in Nasdaq as a result of its ownership of these Subordinated Notes and 500,000 shares of common stock purchased from Nasdaq in a separate transaction. Hellman & Friedman is permitted to designate one person reasonably acceptable to Nasdaq for nomination as a director of Nasdaq for so long as Hellman & Friedman owns Subordinated Notes and/or shares of common stock issued upon conversion thereof representing at least 50.0% of the shares of common stock issuable upon conversion of the Subordinated Notes initially purchased. Patrick Healy, a managing director of Hellman & Friedman, was designated by Hellman & Friedman and currently serves on the Board of Directors.

13. Income Taxes

The income tax (provision) benefit from continuing operations consists of the following amounts:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Current income taxes:
Federal	$24,741	$26,753	$(21,812)
State	(208)	(11)	(5,204)
Foreign	(3,908)	(2,790)	(243)

Total current income taxes	20,625	23,952	(27,259)

Deferred income taxes:
Federal	(22,506)	(7,180)	(11,259)
State	(68)	4,468	(2,403)
Foreign	1,200	—	—

Total deferred income taxes	(21,374)	(2,712)	(13,662)

Total income tax (provision) benefit	$(749)	$21,240	$(40,921)

Income taxes (refunded) paid during the year	$(49,986)	$(25,936)	$77,187

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

A reconciliation of the income tax (provision) benefit, based on the U.S. federal statutory rate, to Nasdaq’s actual income tax (provision) benefit from continuing operations for the years ended December 31, 2004, 2003 and 2002 is as follows:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Federal income tax (provision) benefit at the statutory rate	$(894)	$23,223	$(37,080)
State income tax (provision) benefit, net of federal effect	(179)	2,897	(4,944)
Change in valuation allowance—foreign losses	1,051	(1,468)	(2,501)
Foreign taxes	(872)	—	—
Tax preferred investments	601	681	780
Nondeductible expenses	(926)	(1,410)	(817)
Tax credits	—	1,711	2,341
Goodwill impairment	—	(1,431)	—
Prior year tax payable	496	(2,904)	—
Other	(26)	(59)	1,300

Actual income tax (provision) benefit	$(749)	$21,240	$(40,921)

The temporary differences, which give rise to Nasdaq’s deferred tax assets and (liabilities) consisted of the following:

	December 31,
	2004	2003
	(in thousands)
Deferred tax assets:
Deferred fees	$33,217	$56,624
Foreign net operating loss	1,506	1,576
State net operating loss	4,911	5,466
Technology costs	1,231	3,680
Compensation and benefits	12,365	8,252
Lease reserves	14,022	7,949
Capital loss carryforward	6,903	7,102
Strategic review charges	3,113	16,326
Other	3,135	14,242

Gross deferred tax assets	80,403	121,217

Deferred tax liabilities:
Depreciation	(2,591)	(8,269)
Software development costs	(26,923)	(31,843)
Other	(373)	(3,198)

Gross deferred tax liabilities	(29,887)	(43,310)

Net deferred tax asset before valuation allowance	50,516	77,907

Less: Valuation allowance	(7,429)	(8,678)

Net deferred tax asset	$43,087	$69,229

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

Of the $4.9 million of state and the $1.5 million of foreign net operating losses at December 31, 2004, state losses of $4.9 million will expire through 2023, foreign losses of $0.4 million will expire 2007 through 2011 and $1.1 million have no expiration date. Of the $6.9 million of capital loss carryforwards, $0.7 million will expire 2006 through 2008 and $6.2 million will expire in 2009.

The change in the valuation allowance from December 31, 2003 to December 31, 2004 is as follows:

(in thousands)
Balance at December 31, 2003	$(8,678)
Utilization of prior year foreign net operating losses in the current period	1,200
Foreign net operating loss carryforwards generated in 2004	(149)
State tax effect of prior year valuation allowance	626
Capital loss carryforwards generated in 2004	(428)

Balance at December 31, 2004	$(7,429)

Not included in the deferred tax assets for the year ended December 31, 2004 is a capital loss carryforward of $15.8 million generated through discontinued operations. The carryforward will expire in 2008 and Nasdaq believes that it is more likely than not that no benefit will be realized on this asset. Therefore, a valuation allowance of $15.8 million was established.

The following represents the domestic and foreign components of income (loss) from continuing operations before income tax (benefit) expense:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Domestic	$(1,122)	$(75,114)	$113,715
Foreign	3,675	8,762	(7,773)

Income (loss) before income tax (expense) benefit	$2,553	$(66,352)	$105,942

14. Employee Benefits

Nasdaq is a participating employer in a noncontributory, defined-benefit pension plan that NASD sponsors for the benefit of its eligible employees and the eligible employees of its subsidiaries. As of January 1, 2004, the benefits are primarily based on years of service and the employees’ career-average salary during employment, subject to a phase-in period. Prior to 2004, the benefits were primarily based on years of service and the employees’ average salary during the highest 60 consecutive months of employment.

Until November 1, 2003, Nasdaq participated in a Supplemental Executive Retirement Plan (“SERP”) that was maintained by NASD for certain senior executives. On November 1, 2003, Nasdaq formed its own SERP and transferred all amounts to this new plan. Also during 2003, Nasdaq changed the accrual of benefits from age 65 to the later of age 55 or 10 years of service, except in the case of an executive who has a contract with a SERP provision, then benefits are accrued in accordance with the contract terms.

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table sets forth the pension and SERP plans funded status as of December 31:

	2004			2003
	Pension	SERP	Total	Pension	SERP	Total
	(in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$60,961	$18,881	$79,842	$70,100	$12,001	$82,101
Service cost	5,106	1,361	6,467	5,700	2,775	8,475
Interest cost	3,440	921	4,361	3,905	1,290	5,195
Actuarial (gains) losses	(5,659)	(499)	(6,158)	(683)	1,213	530
Benefits paid	(9,215)	(4,984)	(14,199)	(14,698)	(5,813)	(20,511)
Plan amendments	—	—	—	(10,233)	6,933	(3,300)
Loss due to change in discount rate	5,922	455	6,377	6,870	482	7,352
Gain due to change in salary scale	(3,189)	—	(3,189)	—	—	—

Benefit obligation at end of year	57,366	16,135	73,501	60,961	18,881	79,842

Change in plan assets
Fair value of plan assets at beginning of year	32,988	—	32,988	34,351	—	34,351
Net employee transfers into plan	—	—	—	502	—	502
Actual return on plan assets	2,467	—	2,467	7,780	—	7,780
Company contributions	6,044	4,984	11,028	5,053	5,813	10,866
Benefits paid	(9,215)	(4,984)	(14,199)	(14,698)	(5,813)	(20,511)

Fair value of plan assets at end of year	32,284	—	32,284	32,988	—	32,988

Underfunded status of the plan	(25,082)	(16,135)	(41,217)	(27,973)	(18,881)	(46,854)
Unrecognized net actuarial loss	18,754	3,545	22,299	22,051	3,840	25,891
Unrecognized prior service cost	(8,100)	318	(7,782)	(8,744)	686	(8,058)
Unrecognized transition asset	(164)	—	(164)	(221)	—	(221)

Accrued benefit cost	$(14,592)	$(12,272)	$(26,8644)	$(14,887)	$(14,355)	$(29,242)

Accumulated benefit obligation	$43,011	$15,632	$58,643	$41,020	$17,336	$58,356

Weighted-average assumptions as of December 31:
Discount rate	5.75%	5.75%		6.25%	6.25%
Expected return on plan assets	8.75	—		8.75	—
Rate of compensation increase	4.50	4.00		5.50	4.00

The following table sets forth the combined plans’ amounts recognized in the Consolidated Statements of Income:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Components of net periodic benefit cost
Service cost	$6,467	$8,475	$7,460
Interest cost	4,361	5,195	4,971
Expected return on plan assets	(2,974)	(2,899)	(3,529)
Amortization of unrecognized transition asset	(58)	(57)	(58)
Recognized net actuarial loss/(gain)	902	1,247	(413)
Prior service cost recognized	(319)	5,004	474
Curtailment/settlement loss recognized	207	2,112	1,248

Benefit cost	$8,586	$19,077 (1)	$10,153

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

(1)	Includes strategic review amounts related to the fulfillment of employment SERP contracts and obligations associated with the retirement and departure of certain members of senior management. See “Strategic Review,” of Note 3, “Significant Transactions,” for further discussion.

The investment policy and strategy of the plan assets, as established by NASD Pension Plan Committee, is to provide for preservation of principal, both in nominal and real terms, in order to meet the long-term spending needs of the pension plan by investing assets per the target allocations stated below. Asset allocations are reviewed quarterly and adjusted, as appropriate, to remain within target allocations. The investment policy is reviewed on an annual basis, under the advisement of an investment consultant, to determine if the policy or asset allocation targets should be changed. The policy was changed in 2004 and transition to the revised asset allocation strategy was in process as of December 31, 2004. The plan assets consisted of the following as of December 31:

	Target Allocation	2004	2003
Equity securities	45.0% - 75.0%	65.5%	74.0%
Debt securities and cash equivalents	10.0% - 40.0%	26.0	26.0
Other investment strategies	10.0% - 20.0%	8.5	—

Total		100.0%	100.0%

The expected long-term rate of return for the plan’s total assets is based on the expected return of each of the above categories, weighted based on the current target allocation for each class. Equity securities are expected to return 8.0% to 10.0% over the long-term, other investment strategies are anticipated to yield 6.0% and 8.0%, while cash and fixed income is expected to return between 4.0% and 6.0%. Based on historical experience, the committee expects that the plan’s asset managers overall will provide a modest (1.0% per annum) premium to their respective market benchmark indices.

The pension and SERP plans are measured at the beginning of each fiscal year. Based on the current Internal Revenue Service regulations, Nasdaq expects to contribute approximately $8.9 million to the pension plan in 2005. This includes $5.1 million for the 2004 plan year contribution and $3.8 million for the 2005 plan year. The SERP is an unfunded plan.

Nasdaq expects to make the following benefit payments to participants in the next ten fiscal years:

	Pension	SERP	Total
	(in thousands)
Fiscal year ended:
2005	$1,656	$571	$2,227
2006	2,592	7,885	10,477
2007	3,067	3,078	6,145
2008	3,665	670	4,335
2009	3,471	657	4,128
2010 through 2014	24,858	5,008	29,866

	$39,309	$17,869	$57,178

During 2004, 2003 and 2002, there were settlement losses of $0.2 million, $2.1 million and $1.2 million, respectively for employees included within the SERP plan due to early retirements.

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

Pursuant to the provisions of SFAS 87 related to the SERP, an intangible asset of $1.0 million and an adjustment to stockholders’ equity of $1.4 million (net of tax of $0.9 million), were recorded as of December 31, 2001 to recognize the minimum pension liability. During 2002, the intangible asset and adjustment to stockholders’ equity both were reduced to $0.6 million and $1.1 million (net of tax of $0.7 million), respectively. During 2003, the intangible asset and the minimum pension liability were adjusted to $0.7 million and $1.4 million (net of tax of $0.9 million), respectively. As of December 31, 2004, the intangible asset and the minimum pension liability were $0.3 million and $1.8 million (net of tax of $1.2 million), respectively.

Prior to April 1, 2002, Nasdaq participated in a voluntary savings plan for eligible employees of NASD and its subsidiaries. As of April 1, 2002, in accordance with the Restructuring, Nasdaq formed its own voluntary savings plan and all amounts were transferred to this new plan. This voluntary savings plan is a defined-contribution plan. Employees are immediately eligible to make contributions to the plan and are also eligible for an employer contribution match at an amount equal to 100.0% of the first 4.0% of eligible employee contributions. Eligible plan participants may also receive an additional discretionary match from Nasdaq. There was no discretionary match for 2004, 2003 and 2002. Savings plan expense included in compensation and benefits expense in the Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002, was $3.1 million, $3.4 million and $1.8 million, respectively.

15. Stock Compensation and Stock Awards

Effective December 5, 2000, as amended on February 14, 2001 and January 23, 2002, Nasdaq adopted The Nasdaq Stock Market, Inc. Equity Incentive Plan (the “Plan”), under which nonqualified and qualified incentive stock options, restricted stock, restricted stock units, or other stock based awards may be granted to employees, directors, officers and consultants. A total of 24,500,000 shares are authorized under the Plan. At December 31, 2004, 7,550,992 shares were available for future grants under the Plan. In 2003, Nasdaq also issued stock options and restricted stock outside of the Plan.

In 2004, Nasdaq granted 6,068,800 stock options, 109,000 shares of restricted stock to employees and officers and 49,014 shares of restricted stock to non-employee Board of Directors members pursuant to the Plan. During 2004, 824,202 stock options and 59,947 shares of restricted stock awards were forfeited.

In December 2001, the Board adopted a revised Non-Employee Directors Compensation Policy whereby beginning in 2002 all non-employee directors were awarded 5,000 stock options per year with an exercise price at fair market value, which may be exercised for up to 10 years while serving on the Board of Directors (in general, three years from termination of service on the Board of Directors). On January 23, 2002, a total of 65,000 stock options were awarded to non-employee directors pursuant to the policy. Later in November 2002, the Board approved a modification to the Non-Employee Directors Compensation Policy whereby all non-employee directors will receive a compensation package valued at $40,000. On April 28, 2004, the Board approved a modification to the Non-Employee Directors Compensation Policy whereby all non-employee directors would receive a base compensation package valued at $50,000. Each non-employee director may elect to receive the base compensation package in cash, payable in equal quarterly installments, shares of restricted stock or a combination thereof. The shares of restricted stock will vest two years from the date of grant and unvested shares are forfeited in certain circumstances upon termination of the director’s service on the Nasdaq Board. During 2004, 49,014 shares of restricted stock were awarded to non-employee directors. Directors who serve as committee chairs or as members of the Audit Committee and the chairman of the board are entitled to additional compensation beyond the base compensation package, however, these additional amounts are paid in cash rather than restricted stock.

Restricted stock awards are awarded in the name of the employee or officer at fair market value on the date of the grant. In 2004, Nasdaq granted 109,000 shares of restricted stock to employees and officers with a

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

weighted-average grant price of $7.45. Restricted stock awards contain restrictions on sales and transfers, are generally subject to a five-year vesting period and are expensed over the vesting period. Nasdaq recognized $0.5 million and $2.0 million in amortization expense related to restricted stock during the years ended December 31, 2004 and December 31, 2002, respectively. For the year ended December 31, 2003, the number of restricted stock awards forfeited more than offset the yearly amortization expense to a $0.05 million benefit.

Stock options are granted with an exercise price equal to the fair market value of the stock on the date of the grant. Nasdaq accounts for stock option grants in accordance with APB 25, and, accordingly, recognizes no compensation expense related to such grants.

Options granted generally vest over three years and expire 10 years from the date of grant. Beginning in 2004, the Board approved the issuance of Performance Accelerated Stock Options (“PASO”) and granted 4,919,000 PASOs during the year. The PASOs include a performance based accelerated vesting feature based on Nasdaq achieving specific levels of performance in fiscal years 2004 and 2005. The vestings of the PASO awards are no longer than six years from the grant date. All options to date have been granted at fair market value on the date of grant. At December 31, 2004, options for 8,368,901 shares were vested (including grants outside of the Plan), and exercisable with a weighted-average exercise price of $11.92. At December 31, 2003, options for 7,550,589 shares were vested (including grants outside of the Plan), and exercisable with a weighted-average exercise price of $12.43. The weighted-average remaining contract life was 7.6 years and 7.5 years at December 31, 2004 and 2003, respectively.

Stock option activity, including shares from outside of the Plan, during the year ended December 31, 2004 is set forth below:

	Shares	Price per Share
		Range	Weighted Average
Balance, January 1, 2004	13,423,134	$5.28 - $19.70	$10.82
Granted	6,068,800	$6.15 - $ 9.15	$7.58
Exercised	310,296	$5.28 - $ 8.50	$5.39
Canceled	2,124,875	$6.15 - $13.00	$10.94
Balance, December 31, 2004	17,056,763	$5.28 - $19.70	$9.75

The following table presents the options outstanding as of December 31, 2004 by ranges of exercise prices:

Range of Exercise Prices	Outstanding as of December 31, 2004	Weighted Average Exercise Price
$ 5.28 - $ 7.34	2,564,000	$6.00
$ 7.35 - $ 8.49	3,987,500	$7.37
$ 8.50 - $10.24	3,584,049	$8.74
$10.25 - $12.99	186,284	$10.39
$13.00 - $13.38	6,633,330	$13.00
$13.39 - $19.69	—	—
$19.70 - $20.00	101,600	$19.70

	17,056,763	$9.75

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

Stock option activity during the year ended December 31, 2003 is set forth below:

	Shares	Price per Share
		Range	Weighted Average
Balance, January 1, 2003	10,917,403	$10.25 - $19.70	$12.91
Granted	5,398,410	$5.28 - $ 9.05	$7.41
Exercised	—	—	—
Canceled	2,892,679	$6.30 - $19.70	$12.33
Balance, December 31, 2003	13,423,134	$5.28 - $19.70	$10.82

Nasdaq has an employee stock purchase plan for all eligible employees. Under the plan, shares of common stock may be purchased at six-month intervals (each, an “Offering Period”) at 85.0% of the lower of the fair market value on the first or the last day of each Offering Period. Employees may purchase shares having a value not exceeding 10.0% of their annual compensation, subject to applicable annual Internal Revenue Service limitations. During 2004 and 2003, employees purchased an aggregate of 110,408 and 143,352 shares at a weighted-average price of $5.45 and $6.95 per share, respectively.

Pro forma information regarding net income and earnings per share is required under SFAS 148 and has been determined as if Nasdaq had accounted for all stock option grants based on a fair value method. The fair value of each stock option grant was estimated at the date of grant using the Black-Scholes valuation model assuming a weighted-average expected life of five years, weighted-average expected volatility of 30.0% and a weighted-average risk free interest rate of 3.43% and 2.94% for 2004 and 2003, respectively. The weighted-average fair value of options granted in 2004 and 2003 was $2.49 and $2.37, respectively.

Pro forma net income includes the amortization of the fair value of stock options over the vesting period and the difference between the fair value and the purchase price of common shares purchased by employees under the employee stock purchase plan. The pro forma net income also includes a reduction in option expense due to the true-up of actual forfeitures. The pro forma information for the years ended December 31, 2004 and December 31, 2003 is as follows:

	Year Ended December 31,
	2004	2003
	(in thousands, except per share amounts)
Reported net income (loss) from continuing operations	$1,804	$(45,112)
Stock-based compensation cost (net of tax of $2,541 and $8,347, respectively)	(3,936)	(12,932)

Pro forma net loss	$(2,132)	$(58,044)

Reported basic and diluted loss per share	$(0.14)	$(0.68)
Pro forma basic and diluted loss per share	$(0.19)	$(0.85)

16. Leases

Nasdaq leases office space and equipment under non-cancelable operating leases with third parties and also subleases office space from NASD in New York City. Certain leases contain renewal options and escalation clauses based on increases in property taxes and building operating costs.

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2004, future minimum lease payments under non-cancelable operating leases (net of sublease income) are as follows:

	Gross Lease Commitments	Sublease Income	Net Lease Commitments
	(in thousands)
Year ending December 31:
2005	$42,328	$1,900	$40,428
2006	27,890	2,185	25,705
2007	21,569	2,224	19,345
2008	16,260	2,299	13,961
2009	15,622	2,266	13,356
Remaining years	145,580	15,221	130,359

Total future minimum lease payments	$269,249	$26,095	$243,154

Rent expense for operating leases (net of sublease income of $0.4 million in 2004) was $18.3 million, $19.4 million and $17.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.

17. Accumulated Other Comprehensive Income

Comprehensive income is composed of net income and other comprehensive income, which includes the after-tax change in unrealized gains and losses on available-for-sale securities, foreign currency translation adjustments and a minimum pension liability adjustment.

The following table outlines the components of other comprehensive (loss) income:

	Unrealized Gains (Losses)(1)	Translation Adjustments(2)		Minimum Pension Liability(3)	Accumulated Other Comprehensive (Loss) Income
	(in thousands)
Balance, January 1, 2002	1,239	(6,820)		(1,395)	(6,976)
Net change	(2,048)	6,402	(4)	296	4,650

Balance, December 31, 2002	(809)	(418)		(1,099)	(2,326)
Net change	760	1,948	(5)	(296)	2,412

Balance, December 31, 2003	$(49)	$1,530		$(1,395)	$86
Net change	(920)	232		(454)	(1,142)

Balance, December 31, 2004	$(969)	$1,762		$(1,849)	$(1,056)

(1)	Primarily represents the after-tax difference between the fair value and cost (after recognition of $0.6 million and $0.7 million in an after tax other-than-temporary loss in 2003 and 2002, respectively) of the available-for-sale securities portfolio.
(2)	Includes after-tax gains and losses on foreign currency translation from operations for which the functional currency is other than the U.S. dollar.
(3)	Represents the after-tax adjustment to record the minimum pension liability for the SERP.
(4)	Approximately $2.4 million of foreign currency translation loss has been included in Nasdaq Japan impairment loss in the Consolidated Statements of Income. See “Nasdaq Japan,” of Note 3, “Significant Transactions,” for further discussion.
(5)	Approximately $1.7 million of foreign currency translation loss has been included in Net income (loss) from discontinued operations, net of tax in the Consolidated Statements of Income. See “Strategic Review,” of Note 3, “Significant Transactions,” for further discussion.

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

18. Segments

Nasdaq manages, operates and provides its products and services in two business segments, our Market Services segment and our Issuer Services segment. The Market Services segment includes our transaction-based business (Nasdaq Market Center) and our market information services business (Nasdaq Market Services Subscriptions), which are interrelated because the transaction-based business generates the quote and trade information that we sell to market participants and data vendors. The Issuer Services segment includes our securities listings business (Corporate Client Group) and our financial products business (Nasdaq Financial Products). The companies listed on The Nasdaq Stock Market represent a diverse array of industries. This diversity of Nasdaq-listed companies allows us to develop industry-specific and other Nasdaq indices that we use to develop and license financial products and associated derivatives. Because of the foregoing interrelationships, our management allocates resources, assesses performance and manages these businesses as two separate segments. Prior to 2003, Nasdaq operated in one segment.

Nasdaq evaluates the performance of its segments based on several factors, of which the primary financial measure is pre-tax income. Results of individual businesses are presented based on Nasdaq’s management accounting practices and Nasdaq’s management structure. Certain charges are allocated to Corporate items in Nasdaq’s management reports based on the decision that those activities should not be used to evaluate the segment’s operating performance. These charges in 2003 and 2002 primarily include all activities and exit costs related to the elimination of Nasdaq’s non-core product lines and other initiatives as well as Nasdaq Japan.

The following table presents certain information regarding these operating segments at December 31, 2004, 2003 and 2002 and for each of the years then ended.

	Market Services		Issuer Services	Corporate Items and Eliminations	Consolidated
	(in thousands)
2004
Revenues	$334,517		$205,821	$103	$540,441
Cost of revenues	(55,845)		—	—	(55,845)

Gross margin	278,672		205,821	103	484,596

Depreciation and amortization	58,441		17,438	457	76,336
Pre-tax (loss) income	(58,945	)(1)	67,575	(6,077)	2,553
Assets(2)	435,534		87,240	292,046	814,820
Cash paid for property and equipment	22,306		3,650	73	26,029

2003
Revenues	$383,715		$204,186	$1,944	$589,845
Depreciation and amortization	60,685		18,373	10,925	89,983
Pre-tax (loss) income	(4,534)		51,854	(113,672)	(66,352)
Assets(2)	250,810		127,688	472,756	851,254
Cash paid for property and equipment	23,555		5,543	2,497	31,595

2002
Revenues	$581,774		$203,969	$1,411	$787,154
Depreciation and amortization	59,138		18,561	10,803	88,502
Pre-tax income (loss)	122,189		43,984	(60,231)	105,942
Assets(2)	394,625		193,693	587,596	1,175,914
Cash paid for property and equipment	54,670		11,396	9,087	75,153

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

(1)	Pre-tax loss due to a decrease in revenues. Also includes the majority of costs for regulatory services from NASDR and majority of technology costs due to the nature of operations of Market Services.
(2)	Includes continuing and discontinued operations for 2002. Corporate items also include the assets of Nasdaq’s Treasury Department (primarily cash and cash equivalents and investments).

Geographic Data

The following table presents revenues and property and equipment, net by geographic area for 2004, 2003 and 2002. Revenues are classified based upon the location of the customer. Property and equipment information is based on the physical location of the assets.

	Revenues	Property and Equipment, Net
	(in thousands)
2004:
United States	$494,132	$173,083
All other countries	46,309	757

Total	$540,441	$173,840

2003:
United States	$534,450	$242,672
All other countries	55,395	271

Total	$589,845	$242,943

2002:
United States	$714,741	$327,937
All other countries	72,413	753

Total	$787,154	$328,690

In 2004, 2003 and 2002, no single customer accounted for 10.0% or more of Nasdaq’s revenues.

19. Commitments and Contingencies

Brut Agreements

Brut contracted with a subsidiary of SunGard, SunGard Financial, for SunGard Financial to provide Brut on-line processing, report services and related services in connection with the clearance of trades. The term of the agreement is five years beginning in September 2004 and is automatically renewed at yearly intervals thereafter until terminated by Brut or SunGard Financial. The annual service fee is $10.0 million in the first year, dropping to $8.0 million in the second year and $6.0 million in the third year of the agreement. The annual service fee is subject to price review in years four and five based market rates, but will not be less than $4.0 million per year. Some additional fees may be assessed based on services needed or requested.

Brut also contracted with SunGard to host certain software on designated equipment at a SunGard facility for a transitional period beginning in September 2004. SunGard developed and operated the computer software programs that enables Brut to operate and provide order entry and execution over its ECN. Under the terms of the original agreement, which began in September 2004 through May 2005, Brut was obligated to pay SunGard approximately $0.1 million per month. On November 29, 2004, an amendment was signed which extended the original agreement through June 30, 2006 and beginning November 30, 2005, Brut may cancel the agreement within 30 days written notice to SunGard.

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

Brokerage Activities

Brut provides guarantees to securities clearinghouses and exchanges under their standard membership agreements, which require members to guarantee the performance of other members. If a member becomes unable to satisfy its obligations to the clearinghouses, other members would be required to meet its shortfalls. To mitigate these performance risks, the exchanges and clearinghouses often require members to post collateral as well as meet certain minimum financial standards. Brut’s maximum potential liability under these arrangements cannot be quantified. However, Nasdaq believes that the potential for Brut to be required to make payments under these arrangements is unlikely. Accordingly, no contingent liability is recorded in the Consolidated Balance Sheets for these arrangements.

Nasdaq Insurance Agency

In December 2002, Nasdaq purchased NASD’s 50.0% interest in NASD Insurance Agency (subsequently renamed the Nasdaq Insurance Agency, LLC). Nasdaq’s consideration for NASD’s 50.0% interest consisted of an upfront payment of $0.5 million and up to $5.1 million based on NIA’s stream of contingent cash flow through 2016 (which reflects an agreement in 2004 between Nasdaq and NASD to extend the term from 2011 to 2016). Nasdaq will pay NASD up to: (a) 20% of NIA’s cash flows until Nasdaq has paid NASD $2.3 million from cash flows; (b) 10% of NIA’s cash flows until Nasdaq has paid NASD a cumulative amount of $3.0 million from cash flows; (c) 5% of NIA’s cash flows until the earlier to occur of Nasdaq paying NASD the full cumulative amount of $5.1 million from cash flows or December 31, 2016. As of December 31, 2004, Nasdaq recorded a $0.4 million dividend to NASD for the NIA’s cash flows. The dividend was reflected as a reduction in additional paid-in capital on Nasdaq’s Consolidated Balance Sheets.

On January 1, 2005, Nasdaq purchased the remaining 50.0% interest in the NIA from AIG NJV, Inc. for nominal consideration. On December 31, 2004, Nasdaq entered into a revolving promissory note with the NIA and loaned the agency $2.9 million, which is included in receivables from related parties on the Consolidated Balance Sheets. See Note 23, “Subsequent Events,” for further discussion.

MCI

On January 30, 2004, Nasdaq and MCI entered into a global services agreement, effective May 31, 2004, related to the data network that connects Nasdaq’s market facilities to market participants. The GSA terminated the prior agreement between the two parties. The GSA, which expires on December 31, 2005, requires usage charges for certain GSA services to be at least $20.0 million during the period from June 1, 2004 to December 31, 2004 and $20.0 million in 2005. In 2004, Nasdaq met the minimum usage charges and fully expects to meet the minimum usage charges in 2005.

Leases

Nasdaq leases certain office space and equipment in connection with its operations. The majority of these leases contain escalation clauses based on increases in property taxes and building operating costs. Future minimum lease payments, net of sublease income of $26.1 million, at December 31, 2004 were $243.1 million (including $38.9 million for equipment) over the life of the leases. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Contractual Obligations and Contingent Commitments, for further discussion.

In October 2004, Nasdaq entered into a lease agreement for technology equipment and also renegotiated related operating leases with a major vendor. Nasdaq also upgraded related leased equipment and entered into a

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

new three year operating lease and extended the terms of license and maintenance agreements. Under the terms of these leases and license and maintenance agreements, Nasdaq will pay a total of $36.2 million, over the remaining lives of the leases and agreements. See “2004 Cost Reductions,” of Note 3, “Significant Transactions,” for further discussion.

General Litigation

Nasdaq may be subject to claims arising out of the conduct of its business. Currently, there are certain legal proceedings pending against Nasdaq. Nasdaq believes, based upon the opinion of counsel, that any liabilities or settlements arising from these proceedings will not have a material effect on the consolidated financial position or results of operations of Nasdaq. Management is not aware of any unasserted claims or assessments that would have a material adverse effect on the consolidated financial position and results of operations of Nasdaq.

20. Related Party Transactions

Related party receivables and payables are the result of various transactions between Nasdaq and its affiliates. Receivables from related parties relate to cash disbursements and loans funded by us on behalf of our affiliates. Payables to related parties are comprised primarily of the regulation charge from NASDR, a wholly-owned subsidiary of NASD. NASDR charges Nasdaq for costs incurred related to Nasdaq market regulation and enforcement.

Surveillance and Other Regulatory Charges from NASDR

NASDR currently provides us with regulatory services, including the regulation of trading activity on The Nasdaq Stock Market and over-the-counter market and market surveillance functions of Nasdaq. NASDR charges Nasdaq for these services based upon NASD management’s estimated percentage of costs incurred by each NASDR department that are attributable directly to The Nasdaq Stock Market. The following table represents the composition of costs charged by NASDR to Nasdaq:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Compensation and benefits	$17,887	$19,783	$24,418
Professional and contract services	11,932	17,364	24,038
Occupancy	1,096	2,534	3,202
Computer operations and data communications	3,455	2,953	4,570
Depreciation	9,377	18,120	15,481
General and administrative	1,841	1,092	4,999

Total	$45,588	$61,846	$76,708

Regulatory charges from NASDR were $45.6 million, $61.8 million and $76.7 million for the years ended December 31, 2004, 2003 and 2002, respectively. These costs have decreased primarily due to NASD’s careful review of NASDR charges and the allocation of these charges among the markets and members it regulates. Lower expenses in 2004 compared to 2003 also relate to lower depreciation charges as certain technology assets were fully depreciated during the year ended December 31, 2003. The ongoing review of these charges and related services will continue and may result in further reductions in these costs in 2005 without effecting the quality of regulatory oversight.

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

Support Costs from NASD

During 2003 and 2002, NASD provided certain administrative, corporate and infrastructure services to Nasdaq. It was NASD’s policy to charge these expenses and other operating costs to Nasdaq based upon usage percentages determined by management of NASD and Nasdaq. Additionally, NASD incurred certain costs related to the development and maintenance of technology for Nasdaq. Technology development costs were allocated directly to Nasdaq based upon specific projects requested by Nasdaq. Technology maintenance costs were allocated based upon Nasdaq’s share of computer usage. The services provided by NASD have declined in recent years and were minimal in 2004. Support costs from NASD were $1.2 million and $5.1 million for the years ended December 31, 2003 and 2002, respectively. The decrease was due to continued progress in separating from NASD and the resulting internalization of technology and certain other support functions. The following table represents the composition of costs charged by NASD to Nasdaq:

	Year Ended December 31,
	2003	2002
	(in thousands)
Compensation and benefits	$491	$1,689
Professional and contract services	316	1,236
Occupancy	91	877
Computer operations and data communications	77	251
Depreciation	91	344
General and administrative	118	730

Total	$1,184	$5,127

Nasdaq Charge to Amex

During 2003 and 2002, Nasdaq incurred technology costs on behalf of Amex related to development of new Amex systems and enhancement of existing Amex systems. Amounts were charged based upon specific projects requested by Amex. The amounts charged from Nasdaq to Amex were minimal for the year ended December 31, 2004. Amounts charged from Nasdaq to Amex are included in support costs from related parties, net and are summarized as follows:

	Year Ended December 31,
	2003	2002
	(in thousands)
Compensation and benefits	$283	$509
Professional and contract services	1,045	6,011
General and administrative	198	347

Total	$1,526	$6,867

During 2001, Nasdaq agreed to fund a portion of the necessary expenses related to the separation of software, hardware and data under a plan to transition technology applications and support from Nasdaq to Amex. NASD originally integrated certain Nasdaq and Amex technology subsequent to the 1998 acquisition of Amex by NASD. The total estimated cost of the separation had been established at a maximum of $29.0 million, and was to be shared evenly between Nasdaq and NASD. In 2002 and 2001, Nasdaq accrued $5.3 million and $9.2 million, respectively under this commitment, fulfilling its commitment. As of December 31, 2003, $9.5 million had been paid to Amex. The remaining commitment was paid by the end of the second quarter of 2004.

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

Effective January 1, 2005, Amex was sold back to its members by NASD and is no longer considered a related party of Nasdaq.

21. Capital Stock

At December 31, 2004, 300,000,000 shares of Nasdaq’s common stock were authorized, 130,653,191 shares were issued and 78,973,085 shares were outstanding. Each share of common stock has one vote, except that our certificate of Incorporation limits the ability of any person to vote in excess of 5.0% of the then-outstanding voting interest of Nasdaq. This limitation does not apply to NASD or other persons exempted from this limitation by our board of directors prior to the time such person owns more than 5.0% of the then-outstanding voting interest of Nasdaq.

In 2000, NASD implemented a separation of Nasdaq from NASD by restructuring and broadening the ownership in Nasdaq through a two-phase private placement of securities. In the private placements, (i) NASD sold (a) an aggregate of 10,806,494 warrants to purchase an aggregate amount of 43,225,976 shares of outstanding common stock of Nasdaq and (b) 4,543,591 shares of outstanding common stock and (ii) Nasdaq sold an aggregate of 28,692,543 newly-issued shares of common stock to investors. Securities in the private placements were offered to all NASD members, certain issuers listed on The Nasdaq Stock Market and certain investment companies. Each warrant issued by NASD entitles the holder to purchase one share in each of four one-year exercise periods. NASD is currently in the third exercise period, expiring June 28, 2005, which the exercise price per share is $15.00. The voting rights associated with the shares of common stock underlying the warrants, as well as the shares of common stock purchased through the valid exercise of warrants, are governed by the voting trust agreement (the “Voting Trust Agreement”) entered into by NASD, Nasdaq and The Bank of New York, as voting trustee (the “Voting Trustee”). Currently, the holders of the warrants (each, a “Warrant Holder” and, collectively, the “Warrant Holders”) do not have any voting rights with respect to the shares of common stock underlying such warrants. Until exchange registration the shares of common stock underlying unexercised and unexpired warrant tranches, as well as the shares of common stock purchased through the exercise of warrants, will be voted by the Voting Trustee at the direction of NASD. The voting rights associated with the shares of common stock underlying unexercised and expired warrant tranches will revert to NASD. However, NASD previously indicated that commencing upon exchange registration, it will vote any shares of common stock that it owns (other than shares underlying then outstanding warrants) in the same proportion as the other stockholders of Nasdaq. Upon exchange registration, the Warrant Holders will have the right to direct the Voting Trustee as to the voting of the shares of common stock underlying unexercised and unexpired warrant tranches until the earlier of the exercise or the expiration of such warrant tranches. The shares of common stock purchased upon a valid exercise of a warrant tranche prior to exchange registration will be released from the Voting Trust Agreement upon exchange registration. The shares of common stock purchased upon a valid exercise of a warrant tranche after exchange registration will not be subject to the Voting Trust Agreement. On February 15, 2005, NASD sold 16,586,980 shares of common stock underlying warrants that had expired unexercised in an underwritten public offering. See Note 23, “Subsequent Events.” As a result, as of February 15, 2005, NASD owns 26,596,416 million shares of Nasdaq’s common stock, including shares of common stock underlying unexpired and unexercised warrants.

As part of the Restructuring, Nasdaq repurchased a total of 52,230,433 shares of common stock from NASD during 2001 and 2002 (the “Repurchase”). Nasdaq purchased the common stock for approximately $305.2 million in aggregate cash consideration, 1,338,402 shares of Nasdaq’s Series A Cumulative Preferred Stock (face and liquidation value of $100 per share, plus any accumulated unpaid dividends) and one share of Nasdaq’s Series B Preferred Stock, (face and liquidation value of $1.00 per share). On November 29, 2004, Nasdaq entered into an exchange agreement with NASD pursuant to which NASD exchanged 1,338,402 shares of Series A Preferred Stock, representing all the outstanding shares of Series A Cumulative Preferred Stock, for 1,388,402

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

shares of newly issued Series C Cumulative Preferred Stock (face and liquidation value of $100 per share, plus any accumulated and unpaid dividends). The Series C Cumulative Preferred Stock accrues quarterly dividends at an annual rate of 3.0% for all periods until July 1, 2006 and at an annual rate of 10.6% for periods thereafter, payable at the discretion of our board of directors. Holders of the Series C Cumulative Preferred Stock also may be entitled to an additional payment in certain circumstances depending on the amount of time the Series C Cumulative Preferred Stock is outstanding and the market price of our common stock at the time Nasdaq redeems the Series C Cumulative Preferred Stock. NASD owns all of the outstanding shares of Series B and Series C Cumulative Preferred Stock. All of the shares of common stock repurchased by Nasdaq from NASD are no longer outstanding and are held in common stock in treasury. As of December 31, 2004, there were 30,000,000 shares of preferred stock authorized, 1,338,402 Series C Cumulative Preferred Stock and one share of Series B Preferred Stock issued and outstanding.

Shares of Series C Cumulative Preferred Stock do not have voting rights, except for the right as a class to elect two new directors to Nasdaq’s board of directors at such time as distributions on the Series C Cumulative Preferred Stock are in arrears for four consecutive quarters. Nasdaq may redeem the shares of Series C Cumulative Preferred Stock at any time after exchange registration and are required to use the net proceeds from an offering for cash of Nasdaq’s common stock by Nasdaq, subject to certain limited exceptions, to redeem all or a portion of the Series C Cumulative Preferred Stock.

The Series B Preferred Stock does not pay dividends. NASD, as holder of the one share of the Series B Preferred Stock, will be entitled to cast the number of votes that, together with all other votes that NASD is entitled to vote by virtue of ownership, proxies or voting trusts, enables NASD to cast one vote more than one-half of all votes entitled to be cast by stockholders of Nasdaq. If Nasdaq obtains Exchange Registration, the share of Series B Preferred Stock will automatically lose its voting rights and will be redeemed by Nasdaq. In addition to the voting rights of the common stock and Series B Preferred Stock, the holders of the Subordinated Notes have certain voting rights as discussed in Note 12, “Subordinated Notes.”

In connection with the repurchase of ownership interest of a shareholder in Nasdaq Europe Planning in 2001, Nasdaq issued a warrant to purchase up to an aggregate of 479,648 shares of common stock. The warrant is exercisable in four annual tranches ranging from $13.00 to $16.00 per share beginning June 28, 2002. The issuance of the warrants has been recorded at fair value in stockholders’ equity. As of December 31, 2004, the warrant is still outstanding and no tranches have been exercised; however two of the tranches have expired unexercised.

22. Earnings Per Common Share

Earnings per common share is computed in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS 128”). Basic earnings per share excludes the dilutive effects of options, awards, warrants and convertible securities, and is calculated by dividing net income available to common stock holders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects all potentially dilutive securities.

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table sets forth the computation of basic and diluted (loss) earnings per share:

	Year Ended December 31,
	2004	2003	2002
	(in thousands, except share and per share amounts)
Numerator:
Net income (loss) applicable to common stockholders:
Net income (loss)	$11,362	$(105,447)	$43,128
Net income (loss) from discontinued operations	9,558	(60,335)	(21,893)

Net income (loss) from continuing operations	1,804	(45,112)	65,021
Preferred Stock:
Loss on exchange of securities	(3,908)	—	—
Dividends declared	(8,354)	(8,279)	—
Accretion of preferred stock	(926)	—	(9,765)

Net (loss) income applicable to common stockholders from continuing operations for basic and diluted earnings per share	$(11,384)	$(53,391)	$55,256
Net income (loss) from discontinued operations for basic and diluted earnings per share	9,558	(60,335)	(21,893)

Net (loss) income available to common stockholders for basic and diluted earnings per share	$(1,826)	$(113,726)	$33,363

Denominator:
Weighted average common shares for basic earnings per share	78,607,126	78,378,376	83,650,478

Weighted average effect of dilutive securities:
Warrants	—	—	1,417
Employee stock options and awards	—	—	421,486

Denominator for diluted earnings per share	78,607,126	78,378,376	84,073,381

Basic and diluted net (loss) earnings per share:
Continuing operations	$(0.14)	$(0.68)	$0.66
Discontinued operations	0.12	(0.77)	(0.26)

Total basic and diluted net (loss) earnings per share	$(0.02)	$(1.45)	$0.40

Options to purchase 17,056,763 shares of common stock, 306,662 shares of restricted stock, 12,000,000 shares underlying Subordinated Notes and 239,834 shares underlying warrants were outstanding during 2004, but were not included in the computation of earnings per share as their inclusion would be antidilutive.

Options to purchase 13,423,134 shares of common stock, 286,365 shares of restricted stock, 12,000,000 shares underlying Subordinated Notes and 359,736 shares underlying warrants were outstanding during 2003, but were not included in the computation of earnings per share as their inclusion would be antidilutive.

Options to purchase 10,917,403 shares of common stock, 382,190 shares of restricted stock, 12,000,000 shares underlying Subordinated Notes and 479,648 shares underlying warrants were outstanding during 2002. For the year ended December 31, 2002, 10,709,423 of the options outstanding, all of the shares of restricted stock and 119,912 of the shares underlying the warrants were included in the computation of diluted earnings per share, on a weighted average basis, as their inclusion was dilutive. The remaining options, remaining shares underlying the warrants issued by Nasdaq and the 12,000,000 shares underlying Subordinated Notes outstanding during 2002, were considered antidilutive and were properly excluded.

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

23. Subsequent Events

Purchase of NIA

On January 1, 2005, Nasdaq purchased the remaining 50.0% interest in the Nasdaq Insurance Agency from AIG NJV, Inc. for nominal consideration. The purchase is not expected to have any impact on the operations of the agency. Beginning January 1, 2005, Nasdaq will consolidate the Insurance Agency in its consolidated results.

Common Stock Listing

Nasdaq applied for and was granted a common stock listing on The Nasdaq National Market, and commenced trading on The National Market under the symbol NDAQ on February 10, 2005.

Completion of Secondary Offering

On February 15, 2005, Nasdaq completed an underwritten secondary offering of 16,586,980 shares of common stock owned by NASD and an additional 3,246,536 shares of common stock owned by certain selling stockholders who purchased the shares in Nasdaq’s private placements in 2000 and 2001. Nasdaq, its officers or other employees did not sell any shares in the secondary offering and Nasdaq did not receive any proceeds from the offering.

The Nasdaq Stock Market, Inc.

Schedule II—Valuation and Qualifying Accounts

Three Years Ended December 31, 2004

(in thousands)

	Reserve for Bad Debts
	2004	2003	2002
Balance at beginning of period	$1,692	$5,890	$7,437
Additions:
Charges to income	1,074	1,365	8,426
Recoveries of amounts previously written-off	792	107	—
Acquisition of Brut	1,240	—	—
Deductions:
Charges for which reserves were provided	(1,640)	(5,670)	(9,973)

Balance at end of period	$3,158	$1,692	$5,890

EXHIBIT INDEX

Exhibit Number
3.1	Restated Certificate of Incorporation of The Nasdaq Stock Market, Inc. (“Nasdaq”) (previously filed with Nasdaq’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed on November 14, 2003).

3.1.1	Certificate of Designations, Preferences and Rights of Series C Cumulative Preferred Stock of Nasdaq (previously filed with Nasdaq’s Current Report on Form 8-K filed on December 1, 2004).

3.2	By-Laws of Nasdaq (previously filed with Nasdaq’s Amendment No. 5 to Registration Statement on Form 10 (file number 000-32651) filed on November 16, 2001).

3.2.1	First Amendment to By-Laws of Nasdaq (previously filed with Nasdaq’s Annual Report on Form 10-K for the year ended December 31, 2002, filed March 31, 2003).

4.1	Form of Common Stock certificate (previously filed with Nasdaq’s Registration Statement on Form 10 (file number 000-32651) filed on April 30, 2001).

9.1	Voting Trust Agreement dated June 28, 2000, among The Nasdaq Stock Market, Inc., the National Association of Securities Dealers, Inc. and The Bank of New York (previously filed with Nasdaq’s Registration Statement on Form 10 (file number 000-32651) filed on April 30, 2001).

9.2	First Amendment to the Voting Trust Agreement, dated as of January 18, 2001, among The Nasdaq Stock Market, Inc., the National Association of Securities Dealers, Inc. and The Bank of New York (previously filed with Nasdaq’s Registration Statement on Form 10 (file number 000-32651) filed on April 30, 2001).

9.3	Second Amendment to the Voting Trust Agreement, dated as of July 18, 2002, among The Nasdaq Stock Market, Inc., the National Association of Securities Dealers, Inc., The Bank of New York and Mellon Investor Services, LLC (previously filed with Nasdaq’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 14, 2002).

10.1	Global Services Agreement, dated as of January 29, 2004, between MCI WORLDCOM Communications, Inc., and Nasdaq (previously filed with Nasdaq’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004).*

10.2	Consolidated Agreement, between Unisys Corporation and Nasdaq (previously filed with Nasdaq’s Registration Statement on Form 10 (file number 000-32651) filed on April 30, 2001).*

10.3	Network User License Agreement, dated November 30, 1993, between Oracle Corporation and Nasdaq (previously filed with Nasdaq’s Registration Statement on Form 10 (file number 000-32651) filed on April 30, 2001).*

10.4	Software License and Services Agreement, dated November 30, 1993, between Oracle Corporation and Nasdaq (previously filed with Nasdaq’s Registration Statement on Form 10 (file number 000-32651) filed on April 30, 2001).*

10.5	Regulatory Services Agreement, dated June 28, 2000, between NASD Regulation, Inc. and Nasdaq (previously filed with Nasdaq’s Registration Statement on Form 10 (file number 000-32651) filed on April 30, 2001).*

10.6	Separation and Common Services Agreement, dated as of January 1, 2002, between the National Association of Securities Dealers, Inc. and Nasdaq (previously filed with Nasdaq’s Annual Report on Form 10-K for the year ended December 31, 2002, filed March 31, 2003).

10.7	Nasdaq 2000 Employee Stock Purchase Plan (previously filed with Nasdaq’s Registration Statement on Form 10 (file number 000-32651) filed on April 30, 2001).

Exhibit Number
10.8	Nasdaq Equity Incentive Plan (previously filed with Nasdaq’s Registration Statement on Form 10 (file number 000-32651) filed on April 30, 2001).

10.8.1	First Amendment to Nasdaq Equity Incentive Plan (previously filed with Nasdaq’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed on August 14, 2002).

10.8.2	Form of Nasdaq Non-Qualified Stock Option Agreement (Performance Accelerated Stock Options).

10.8.3	Form of Nasdaq Restricted Stock Award Agreement (2005 grant based on performance metrics established March 2, 2005).

10.9	Securities Purchase Agreement, dated as of March 23, 2001, among Nasdaq, Hellman & Friedman Capital Partners IV, L.P. and the other purchasers listed in the signature pages thereto (previously filed with Nasdaq’s Registration Statement on Form 10 (file number 000-32651) filed on April 30, 2001).

10.9.1	Securityholders Agreement, dated as of May 3, 2001, among Nasdaq, Hellman & Friedman Capital Partners IV, L.P., and the other securityholders listed on the signature pages thereto (previously filed with Nasdaq’s Amendment No. 1 to Registration Statement on Form 10 (file number 000-32651) filed on May 14, 2001).

10.10	Exchange Agreement, dated as of November 29, 2004, between the National Association of Securities Dealers, Inc. and Nasdaq (previously filed with Nasdaq’s Current Report on Form 8-K filed on December 1, 2004).

10.11	Employment Agreement by and between Nasdaq and Robert Greifeld, effective as of May 12, 2003 (previously filed with Nasdaq’s Registration Statement on Form S-8 filed on July 10, 2003).

10.12	Employment Letter from Nasdaq to Steven J. Randich, dated September 22, 2000 (previously filed with Nasdaq’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004).

10.13	Employment Letter from Nasdaq to David P. Warren, dated November 30, 2000 (previously filed with Nasdaq’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004).

10.13.1	Loan Agreement, dated December 28, 2001, by and between Nasdaq and David P. Warren (previously filed with Nasdaq’s Annual Report on Form 10-K for the year ended December 31, 2001, filed March 28, 2002).

10.14	Employment Agreement between Nasdaq and Edward Knight, effective as of December 29, 2000 Nasdaq (previously filed with Nasdaq’s Annual Report on Form 10-K for the year ended December 31, 2002, filed March 31, 2003).

10.14.1	First Amendment to Employment Agreement between Nasdaq and Edward Knight, effective February 1, 2002 Nasdaq (previously filed with Nasdaq’s Annual Report on Form 10-K for the year ended December 31, 2002, filed March 31, 2003).

10.15	Investor Rights Agreement, dated as of February 20, 2002, between Nasdaq and the National Association of Securities Dealers, Inc. (previously filed with Nasdaq’s Current Report on Form 8-K filed on February 22, 2002).

10.16	Master Agreement, dated as of February 6, 2002, among Nasdaq, The American Stock Exchange, LLC and The American Stock Exchange Corporation (previously filed with Nasdaq’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 14, 2002).*

Exhibit Number

10.16.1	First Amendment to Master Agreement, dated as of December 9, 2002, among Nasdaq, The American Stock Exchange, LLC and The American Stock Exchange Corporation (previously filed with Nasdaq’s Annual Report on Form 10-K for the year ended December 31, 2002, filed March 31, 2003).*
10.17	Technology Transition Agreement, dated as of February 6, 2002, among Nasdaq, The National Association of Securities Dealers, Inc. and The American Stock Exchange LLC (previously filed with Nasdaq’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 14, 2002).*

10.18	Promissory Note, dated as of May 19, 1997, between Nasdaq and Crestar Bank (the “Promissory Note”), Allonge to Promissory Note, dated as of May 6, 2003, between Nasdaq and SunTrust Bank; Second Allonge to Promissory Note, dated as of June 26, 2003, between Nasdaq and SunTrust, Third Allonge, dated as of September 29, 2003, between Nasdaq and SunTrust (previously filed with Nasdaq’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004).

10.19	Purchase Agreement dated May 25, 2004 by and among Automated Securities Clearance, Ltd., Toll Associates LLC and Nasdaq (previously filed with Nasdaq’s Current Report on Form 8-K filed on May 26, 2004).

10.19.1	Amendment No. 1 to Purchase Agreement, dated as of September 7, 2004, by and among Automated Securities Clearance, Ltd., Toll Associates LLC and Nasdaq (previously filed with Nasdaq’s Current Report on Form 8-K filed on September 7, 2004).

11	Statement regarding computation of per share earnings (incorporated herein by reference to “Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K” of this Form 10-K).

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	List of all subsidiaries.

23.1	Consent of Ernst & Young LLP.

23.2	Consent of Deloitte & Touche LLP.

24.1	Powers of Attorney.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.

*	Confidential treatment has been requested from the U.S. Securities and Exchange Commission for certain portions of this exhibit.