Form 10-Q
period 2005-03-31
NASDAQ STOCK MARKET INC
filed 2005-05-10
CIK 1120193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of April 30, 2005, 79,133,788 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding.

The Nasdaq Stock Market, Inc.

Form 10-Q

For the Quarter Ended March 31, 2005

Unless otherwise noted, in this Quarterly Report on Form 10-Q, the terms “Nasdaq,” “we, “us” and “our” refer to The Nasdaq Stock Market, Inc. and its wholly-owned subsidiaries.

This Quarterly Report on Form 10-Q includes market share and industry data that we obtained from industry publications and surveys, reports of governmental agencies, and internal company surveys. Industry publications and surveys generally state that the information contained therein has been obtained from sources believed to be reliable, but there can be no assurance as to the accuracy or completeness of included information. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Statements as to our market position are based on available market data that speaks as of the date indicated. For market comparison purposes, data in this Quarterly Report on Form 10-Q for initial public offerings or IPOs of companies in the United States is based on data provided by Thomson Financial, which does not include best efforts underwritings and, therefore, may not be comparable to other publicly-available initial public offering data. Data in this Quarterly Report on Form 10-Q for secondary offerings is based on data provided by Thomson Financial. Data in this Quarterly Report on Form 10-Q for new listings of equity securities on The Nasdaq Stock Market is based on data generated internally by Nasdaq, which includes best efforts underwritings. While we are not aware of any misstatements regarding industry data presented herein, our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed in “Item 1. Business—Risk Factors” in The Nasdaq Stock Market, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004.

ACES®, Market Intelligence Desk®, MarketSite®, Nasdaq®, Nasdaq-100®, Nasdaq-100 Index®, Nasdaq-100 Index Tracking Stock®, Nasdaq Biotechnology Index®, Nasdaq Canada®, Nasdaq Composite Index®, Nasdaq MarketSite®, Nasdaq National Market®, Nasdaq Workstation II®, QQQ®, SuperMontage®, The Nasdaq Stock Market®, Nasdaq Deutschland®, Nasdaq Europe Planning®, and OTC Bulletin Board® are

i

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

Forward-looking statements in this Quarterly Report on Form 10-Q are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to implement its strategic initiatives, economic, political, and market conditions and fluctuations, government and industry regulation, interest rate risk, United States and global competition and other factors that are more fully described under the caption “Item 1. Business—Risk Factors” in The Nasdaq Stock Market, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of March 31, 2005. Except for our ongoing obligations to disclose material information under the Federal securities laws and the listing standards of The Nasdaq Stock Market, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events, or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

ii

The Nasdaq Stock Market, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

The Nasdaq Stock Market, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2005	2004
Revenues
Market Services	$125,085	$76,126
Issuer Services	54,906	52,233
Other	202	45

Total revenues	180,193	128,404
Cost of revenues	(53,915)	—

Gross margin	126,278	128,404

Expenses
Compensation and benefits	37,311	37,409
Marketing and advertising	1,346	2,640
Depreciation and amortization	18,193	19,616
Professional and contract services	7,052	5,229
Computer operations and data communications	16,159	31,204
Provision for bad debts	570	142
Occupancy	7,076	7,292
General and administrative	5,441	4,859

Total direct expenses	93,148	108,391
Support costs from related parties, net	10,372	11,409

Total expenses	103,520	119,800

Operating income	22,758	8,604
Interest income	1,425	1,394
Interest expense	(2,862)	(2,873)

Pre-tax operating income	21,321	7,125
Income tax provision	8,550	2,494

Net income	$12,771	$4,631

Net income applicable to common stockholders:
Net income	$12,771	$4,631
Preferred stock:
Dividends declared	(1,004)	(2,799)
Accretion of preferred stock	(927)	—

Net income applicable to common stockholders	$10,840	$1,832

Basic and diluted earnings per share:
Basic earnings per share	$0.14	$0.02

Diluted earnings per share	$0.13	$0.02

See accompanying notes to the condensed consolidated financial statements.

The Nasdaq Stock Market, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and par value amounts)

	March 31, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$83,941	$58,186
Investments:
Available-for-sale, at fair value	231,049	174,913
Held-to-maturity, at amortized cost	30,607	28,600
Receivables, net	108,016	104,258
Receivables from related parties	19	3,229
Deferred tax asset	22,739	24,209
Other current assets	19,250	12,802

Total current assets	495,621	406,197
Held-to-maturity investments, at amortized cost	—	2,008
Property and equipment:
Land, buildings and improvements	96,953	97,322
Data processing equipment and software	214,473	205,279
Furniture, equipment and leasehold improvements	127,427	140,026

	438,853	442,627
Less accumulated depreciation and amortization	(276,743)	(268,787)

Total property and equipment, net	162,110	173,840
Non-current deferred tax asset	46,254	48,765
Goodwill	141,958	141,381
Intangible assets, net	40,523	40,791
Other assets	1,023	1,838

Total assets	$887,489	$814,820

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$42,778	$40,180
Accrued personnel costs	19,548	49,383
Deferred revenue	143,197	59,537
Other accrued liabilities	49,829	42,467
Payables to related parties	20,606	16,749

Total current liabilities	275,958	208,316
Senior notes	25,000	25,000
Subordinated notes	240,000	240,000
Accrued pension costs	27,383	25,671
Non-current deferred tax liability	25,243	29,514
Non-current deferred revenue	89,758	89,821
Other liabilities	35,625	39,935

Total liabilities	718,967	658,257
Stockholders’ equity
Common stock, $0.01 par value, 300,000,000 shares authorized, shares issued: 130,684,183 at March 31, 2005 and 130,653,191 at December 31, 2004; shares outstanding: 79,049,986 at March 31, 2005 and 78,973,085 at December 31, 2004	1,307	1,306
Preferred stock, 30,000,000 shares authorized, Series C: 1,338,402 shares issued and outstanding; Series B: 1 share issued and outstanding	131,060	130,134
Additional paid-in capital	356,214	355,943
Common stock in treasury, at cost: 51,634,197 shares at March 31, 2005 and 51,680,106 shares at December 31, 2004	(661,405)	(662,002)
Accumulated other comprehensive loss	(1,624)	(1,056)
Deferred stock compensation	(1,835)	(1,030)
Common stock issuable	3,264	2,567
Retained earnings	341,541	330,701

Total stockholders’ equity	168,522	156,563

Total liabilities and stockholders’ equity	$887,489	$814,820

See accompanying notes to the condensed consolidated financial statements.

The Nasdaq Stock Market, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2005	2004
Reconciliation of net income to cash provided by operating activities
Net income	$12,771	$4,631
Non-cash items included in net income:
Depreciation and amortization	18,193	19,616
Amortization of restricted stock awards	317	(84)
Provision for bad debts	570	142
Deferred taxes	(652)	(1,053)
Other non-cash items included in net income	766	2,216
Net change in:
Receivables, net	(1,531)	(189)
Receivables from related parties	3,210	7,682
Other current assets	(6,359)	(2,277)
Other assets	78	(345)
Accounts payable and accrued expenses	(718)	(5,403)
Accrued personnel costs	(30,300)	(15,702)
Deferred revenue	83,597	67,048
Other accrued liabilities	3,293	(7,460)
Obligation under capital leases	—	(1,607)
Payables to related parties	972	(12,125)
Accrued pension costs	1,712	995
Other liabilities	286	(2,249)

Cash provided by operating activities	86,205	53,836
Cash flow from investing activities
Proceeds from redemptions of available-for-sale investments	14,600	55,172
Purchases of available-for-sale investments	(77,325)	(113,372)
Proceeds from maturities of held-to-maturity investments	5,000	15,728
Purchases of held-to-maturity investments	—	(17,959)
Purchase of remaining 50.0% interest in NIA, net of cash acquired	3,063	—
Purchases of property and equipment	(5,239)	(5,853)
Proceeds from sales of property and equipment	75	228

Cash used in investing activities	(59,826)	(66,056)
Cash flow from financing activities
Payments for treasury stock purchases	(42)	(85)
Issuances of common stock	444	—
Preferred stock dividends	(1,004)	(2,799)
Contribution to NASD	(22)	(217)

Cash used in financing activities	(624)	(3,101)
Increase (decrease) in cash and cash equivalents	25,755	(15,321)

Cash and cash equivalents at beginning of period	58,186	148,929

Cash and cash equivalents at end of period	$83,941	$133,608

Supplemental Disclosure of Non-Cash Flow Activities
Cash paid for (received):
Interest	$2,863	$2,868
Income taxes, net of refund	$5,035	$(2,074)

See accompanying notes to the condensed consolidated financial statements.

The Nasdaq Stock Market, Inc.

Notes to Condensed Consolidated Financial Statements

1. Organization and Nature of Operations

Nasdaq is a leading provider of securities listings, trading and information products and services. Nasdaq operates The Nasdaq Stock Market, the largest stock-based equity securities market in the United States, both in terms of number of listed companies and traded share volume. Nasdaq is a majority owned subsidiary of National Association of Securities Dealers, Inc. (“NASD”). Prior to February 15, 2005, NASD owned approximately 54.7% of Nasdaq including unexpired outstanding warrants to purchase Nasdaq’s common stock. On February 15, 2005, NASD’s ownership decreased to 33.7% as a result of the completion of an underwritten secondary offering of common stock. See “Secondary Offering,” of Note 2, “Significant Transactions,” for further discussion.

Nasdaq is the parent company of Nasdaq Global Funds, Inc. (“Nasdaq Global Funds”); Nasdaq International Market Initiatives, Inc. (“NIMI”); Nasdaq Europe Planning Company, Limited (“Nasdaq Europe Planning”); Nasdaq International, Ltd. (“Nasdaq International”); Nasdaq Canada, Inc. (“Nasdaq Canada”); Nasdaq Technology Services, LLC (“Nasdaq Technology”); as of September 7, 2004, Toll Associates LLC (“Toll”); and as of January 1, 2005, Nasdaq Insurance Agency, LLC (“Nasdaq Insurance Agency” or “NIA”), collectively referred to as “Nasdaq.” These entities are wholly-owned by Nasdaq. Nasdaq Global Funds, formally Nasdaq Financial Products Services, Inc., is the sponsor of the Nasdaq-100 Trust. Nasdaq Financial Product Services (Ireland) Limited (“Nasdaq Ireland”) is a wholly-owned subsidiary of Nasdaq Global Funds. Nasdaq Ireland is the manager of The Nasdaq ETF Funds plc. NIMI is an entity that employed Nasdaq’s expatriates assigned to Nasdaq’s international subsidiaries. Nasdaq has determined to dissolve or otherwise wind-down Nasdaq Europe Planning, which was formed to expand Nasdaq into the European community and is currently inactive. Nasdaq International is a London-based marketing company. Nasdaq Canada is an extension of Nasdaq’s North American trading platform within Canada, which has received regulatory approval to provide trading access in two provinces, Quebec and British Columbia. Nasdaq Technology is a company established in 2004 to provide software, hosting and disaster recovery services. Nasdaq Global Holdings, which was incorporated in Switzerland and served as a holding company for several corporations incorporated internationally, was completely liquidated in 2004 and subsequently dissolved in January 2005.

On January 1, 2005, Nasdaq purchased the remaining 50.0% interest in the Nasdaq Insurance Agency from AIG NJV, Inc. for nominal consideration. See “Purchase of NIA,” of Note 2, “Significant Transactions,” for further discussion.

On September 7, 2004, Nasdaq completed its acquisition of Toll and affiliated entities from SunGard Data Systems Inc. (“SunGard”). Toll is a holding company that owns a 99.8% interest in Brut, LLC (“Brut”), the owner and operator of the Brut electronic communication network (“ECN”), a broker-dealer registered pursuant to the Securities Exchange Act of 1934. Toll also has a 100.0% interest in Brut Inc., which owns the remaining 0.2% interest in Brut and serves as its manager pursuant to an operating agreement. Brut also owns Brut Europe Limited, a wholly-owned subsidiary set up to generate a European subscriber base, which is currently inactive. See “Acquisition of Brut,” of Note 2, “Significant Transactions,” and Note 3, “Acquisition of Brut,” for further discussion.

All significant intercompany accounts and transactions have been eliminated in consolidation. Nasdaq’s financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to the Form 10-Q and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Pursuant to such rules and regulations, certain footnote disclosures, which are normally required under U.S. generally accepted accounting principles (“GAAP”), have been omitted. It is recommended that these financial statements be read in conjunction with the Consolidated Financial Statements included in Nasdaq’s Annual Report filed on Form 10-K for the year ended December 31, 2004.

The Nasdaq Stock Market, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

The nature of Nasdaq’s business is such that the results of any interim period may vary significantly from quarter to quarter and may not be indicative of the results to be expected for the fiscal year. Certain prior period amounts have been reclassified to conform to the current period presentation.

2. Significant Transactions

2005 and 2004 Cost Reductions

During the three months ended March 31, 2005 and 2004, in connection with taking certain actions to improve its operational efficiency, Nasdaq incurred charges of approximately $7.5 million and $8.7 million, respectively. The following table summarizes the cost reduction charges included in the Condensed Consolidated Statements of Income:

	Three Months Ended March 31,
	2005	2004
	(in millions)
Real estate consolidation	$3.3	$—
Reductions in force	0.4	1.6
Technology migration	3.8	7.1

Total cost reduction charges	$7.5	$8.7

Real Estate Consolidation

During 2004, Nasdaq’s management re-evaluated all of Nasdaq’s owned and leased real estate and determined that Nasdaq would consolidate staff into fewer locations and save significant costs. As a result, Nasdaq shortened the estimated useful life of certain data center and other assets and for the three months ended March 31, 2005, recorded charges for accelerated depreciation of $3.3 million. The charges are included in depreciation and amortization expense in the Condensed Consolidated Statements of Income.

Reductions in Force

During the three months ended March 31, 2005 and 2004, six and 21 positions were eliminated associated with staff reduction plans and Nasdaq recorded charges of $0.4 million and $1.6 million, respectively, for severance and outplacement costs, which are included in compensation and benefits expense in the Condensed Consolidated Statements of Income. Nasdaq paid approximately $0.1 million and $0.2 million during the three months ended March 31, 2005 and 2004, respectively, for severance and outplacement costs from the staff reduction plans. Nasdaq expects to pay the remainder of the severance and outplacement costs by the end of the first quarter of 2006.

Technology Migration

As a result of a continued review of its technology infrastructure, Nasdaq shortened the estimated useful life of certain assets and changed the lease terms on certain operating leases associated with its quoting platform and its trading and quoting network as it migrates to lower cost operating environments which resulted in incremental depreciation and amortization expense. The incremental depreciation and amortization expense associated with these assets was $1.1 million for the three months ended March 31, 2005. The incremental depreciation and amortization expense for the three months ended March 31, 2004 was $7.1 million and included both incremental depreciation and amortization expense on these assets as well as the operating leases.

The Nasdaq Stock Market, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

In November 2004, Nasdaq purchased a technology platform held-for-sale and owned by Easdaq SA/NV, formerly known as Nasdaq Europe SA/NV (“Nasdaq Europe”) (which Nasdaq owned a majority interest in prior to December 18, 2004), for €1.9 million ($2.4 million). Additionally, in order to make use of the purchased technology platform, Nasdaq purchased a license for the use of certain software for $0.5 million. Nasdaq has a multi-year initiative to migrate the applications of the Nasdaq Market Center, our transaction-based platform, to lower cost operating environments and processes. The purchased platform will provide a baseline of functionality for the Nasdaq Market Center. The migration will reduce Nasdaq’s overall costs. As a result of the migration initiative, Nasdaq shortened the estimated useful life of its current application platform and, in addition to the incremental depreciation and amortization expense of $1.1 million discussed above, Nasdaq recorded incremental amortization expense of $2.7 million for the three months ended March 31, 2005. These charges are included in depreciation and amortization expense in the Condensed Consolidated Statements of Income.

Secondary Offering

On February 15, 2005, Nasdaq completed an underwritten secondary offering of 16,586,980 shares of common stock underlying warrants, which had expired unexercised, owned by NASD and an additional 3,246,536 shares of common stock owned by certain selling stockholders who purchased the shares in Nasdaq’s private placements in 2000 and 2001. Nasdaq, its officers or other employees did not sell any shares in the secondary offering and Nasdaq did not receive any proceeds from the offering. NASD’s ownership decreased as a result of the public offering sale. See Note 1, “Organization and Nature of Operations,” for further discussion.

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

Nasdaq recognized a loss of $3.9 million on the exchange of the preferred securities in retained earnings in the fourth quarter of 2004. This loss was due to the difference between the combined fair market value of the Series C Cumulative Preferred Stock and additional dividend ($137.7 million) versus the redemption value ($133.8 million). At March 31, 2005, the value of the additional payment is reflected in the Condensed

The Nasdaq Stock Market, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Consolidated Balance Sheets at its fair value of $9.6 million. Changes in this account balance are reflected in the Condensed Consolidated Statements of Income in the period of change. The principal amount of the Series C Cumulative Preferred Stock will accrete through retained earnings from its estimated current fair market value of $129.2 million on November 29, 2004 to its redemption value of $133.8 million over the five consecutive quarters beginning with the fourth quarter of 2004. For the three months ended March 31, 2005, Nasdaq recorded accretion of preferred stock of $0.9 million.

On April 21, 2005, Nasdaq and NASD entered into a Preferred Stock Repurchase and Waiver Agreement. See “Stock Repurchase and Waiver Agreement,” of Note 12, “Subsequent Events,” for further discussion.

Purchase of Nasdaq Insurance Agency

On January 1, 2005, Nasdaq purchased the remaining 50.0% interest in the Nasdaq Insurance Agency from AIG NJV, Inc. for nominal consideration. The purchase did not have any impact on the operations of the agency. As of January 1, 2005, Nasdaq consolidated NIA’s results of operations in its Condensed Consolidated Financial Statements. Prior to January 1, 2005, Nasdaq accounted for its investment in NIA under the equity method of accounting.

As a result of the purchase, Nasdaq acquired net liabilities of approximately $1.6 million and recorded goodwill of approximately $0.6 million and identifiable intangible assets for customer relationships of approximately $1.0 million. The estimated average useful life for these customer relationships is seven years. Both the goodwill and intangible assets related to the purchase are included in the Issuer Services segment.

Acquisition of Brut

On September 7, 2004, Nasdaq completed its acquisition of Brut, the owner of the Brut ECN and affiliated entities, from SunGard for a total consideration of $190.0 million in cash, subject to certain post-closing adjustments. See Note 1, “Organization and Nature of Operations,” for further discussion of the entities acquired. Nasdaq financed the purchase from available cash and investments. As a result of this acquisition, Nasdaq’s customers benefit from enhanced execution quality, additional quote information and a deeper pool of liquidity in Nasdaq-listed securities and securities listed on other exchanges. Nasdaq’s customers also benefit from the ability to access liquidity from multiple destinations outside the Nasdaq Market Center through the use of Brut’s sophisticated order routing technology. See Note 3, “Acquisition of Brut,” for further discussion.

In connection with the transaction, Brut and SunGard entered into a hosting and multi-year processing agreement for SunGard to provide real-time securities clearance and settlement system for certain Nasdaq trades. Brut also contracted with SunGard to host certain software on designated equipment at a SunGard facility for a transitional period. See Note 10, “Commitments and Contingencies,” for further discussion.

Strategic Review

During the second quarter of 2003, Nasdaq announced the results of a strategic review of its operations designed to position Nasdaq for improved profitability and growth. This strategic review included the elimination of non-core product lines and initiatives and resulted in a reduction in Nasdaq’s workforce. In 2003, Nasdaq recorded a total pre-tax charge to earnings of $145.5 million, which included $97.9 million from continuing operations and $47.6 million from discontinued operations related to Nasdaq Europe, a pan-European stock market licensed in Belgium, and IndigoMarkets, Ltd., a joint venture with SSI Limited to develop international trading platforms.

The Nasdaq Stock Market, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

The following table summarizes the strategic review accrual activity from December 31, 2004 through March 31, 2005. These accruals are recorded in other accrued liabilities and accrued personnel costs in the current liabilities section and in other liabilities in the non-current liabilities section of the Condensed Consolidated Balance Sheets. Nasdaq funded the majority of these reserves in 2003 and 2004, except for a $4.6 million contract payment that is due January 2006 and other contractual sublease obligations that will continue through 2010.

	Severance for U.S. Employees	Products & Other	Total
	(in millions)
Accrued liabilities associated with the strategic review as of December 31, 2004	$5.4	$0.9	$6.3
Cash payments	(0.1)	(0.2)	(0.3)

Accrued liabilities associated with the strategic review as of March 31, 2005	$5.3	$0.7	$6.0

3. Acquisition of Brut

As previously discussed, on September 7, 2004 (See “Acquisition of Brut,” of Note 2, “Significant Transactions”), Nasdaq completed its acquisition of Brut and related entities, including Toll, from SunGard for a total consideration of $190.0 million in cash, subject to certain post-closing adjustments. In addition, Nasdaq incurred direct costs of $3.1 million associated with the acquisition. Nasdaq accounted for the acquisition under the purchase method of accounting. Brut and related affiliates are included within the Market Services segment.

Nasdaq had not finalized the allocation of the purchase price as of March 31, 2005. Nasdaq expects future adjustments related to taxes and settlement of post-closing adjustments. An estimation of the purchase price allocation as of September 7, 2004 was prepared and included as part of these financial statements. The initial purchase price was allocated as follows:

September 7, 2004
(in thousands)
Net assets acquired:
Receivables, net	$19,240
Deferred tax asset	486
Other current assets	182
Property and equipment, net	3,433
Intangible assets	5
Other assets	20
Accounts payable and accrued expenses	(14,248)
Accrued personnel costs	(2,198)
Non-current deferred tax liability	(523)
Accumulated other comprehensive loss	(127)

Total net assets	$6,270

Goodwill	141,730
Intangible assets	42,000

Estimated purchase price	$190,000

The Nasdaq Stock Market, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

During the fourth quarter of 2004, Nasdaq adjusted the initial allocation of the purchase price. Goodwill, related to the acquisition of Brut, decreased from $141.7 million to $141.4 million primarily due to a decrease in Nasdaq’s estimate of severance liability for Brut employees. Nasdaq does not expect future adjustments to the purchase price to be significant.

The following table presents details of the identifiable intangible assets acquired in the Brut acquisition:

	Amount	Estimated Average Useful Life
	(in thousands)	(in years)
Identifiable intangible assets:
Technology	$15,700	10.0
Customer relationships	26,300	10.0

Total	$42,000

Amortization expense related to the intangible assets above for the three months ended March 31, 2005 was $1.2 million.

The unaudited pro forma combined historical results for the three months ended March 31, 2004, as if Nasdaq had acquired Toll and related entities at the beginning of fiscal 2003, are estimated to be:

Three Months Ended March 31, 2004
(in thousands, except per share amount)
Revenues	$177,006
Gross margin	133,254
Net income	4,241
Basic and diluted earnings per share	$0.02

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

The integration of Brut’s services into Nasdaq was seamless to both Nasdaq and Brut customers. Brut continues to operate under the Brut name as a broker-dealer; however, it operates as part of The Nasdaq Stock Market. Brut is subject to the SEC’s Uniform Net Capital Rule (the “Rule”), which requires the maintenance of minimum net capital. Brut has elected to use the alternate method permitted by the Rule to determine its net capital, which requires Brut maintain minimum net capital equal to the greater of $250,000 or 2.0% of combined aggregate debit items, as defined. At March 31, 2005, Brut had net capital of $2.5 million, which was $2.2 million in excess of its required net capital of $0.3 million.

The Nasdaq Stock Market, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

4. Deferred Revenue

Nasdaq’s deferred revenue as of March 31, 2005 primarily related to Corporate Client Group fees will be recognized in the following years:

	Initial Listing Fees	Listing of Additional Shares	Annual and Other(1)	Total
	(in thousands)
Fiscal year ended:
2005	$20,254	$25,212	$85,363	$130,829
2006	17,902	24,481	53	42,436
2007	12,877	18,210	—	31,087
2008	10,208	7,958	—	18,166
2009 and thereafter	10,112	325	—	10,437

	$71,353	$76,186	$85,416	$232,955

(1)	Includes Corporate Client Group’s annual fees and other revenues, as well as annual listing fees for mutual funds from Nasdaq Market Services Subscriptions and licensing revenues from Nasdaq Financial Products.

Nasdaq’s deferred revenue for the three months ended March 31, 2005 and 2004 is reflected in the following tables. The additions primarily reflect Corporate Client Group revenues charged during the period while the amortization primarily reflects Corporate Client Group revenues recognized during the period in accordance with GAAP.

	Initial Listing Fees	Listing of Additional Shares	Annual and Other	Total
	(in thousands)
Balance at January 1, 2005	$74,300	$75,058	$—	$149,358
Additions	4,807	10,450	113,521	128,778
Amortization	(7,754)	(9,322)	(28,105)	(45,181)

Balance at March 31, 2005	$71,353	$76,186	$85,416	$232,955

	Initial Listing Fees	Listing of Additional Shares	Annual and Other	Total
	(in thousands)
Balance at January 1, 2004	$78,485	$65,957	$—	$144,442
Additions	6,075	10,952	90,475	107,502
Amortization	(7,871)	(9,284)	(23,299)	(40,454)

Balance at March 31, 2004	$76,689	$67,625	$67,176	$211,490

5. Long-term Debt

Nasdaq had $265.0 million of outstanding long-term debt ($25.0 million of senior notes and $240.0 million of subordinated notes) at March 31, 2005. At March 31, 2005, debt was scheduled to begin to mature in May 2006.

Long-term subordinated notes represent $240.0 million of 4.0% convertible subordinated notes due 2006 (the “Subordinated Notes”) issued and sold to Hellman & Friedman Capital Partners IV, L.P. and certain of its affiliated

The Nasdaq Stock Market, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

limited partnerships (collectively, “Hellman & Friedman”) during 2001. At March 31, 2005, the annual 4.0% coupon was payable in arrears in cash and the Subordinated Notes were convertible at any time into an aggregate of 12.0 million shares of common stock at $20.00 per share, subject to adjustment, in general, for any stock split, dividend, combination, recapitalization or other similar event. On an as-converted basis as of March 31, 2005, Hellman & Friedman owned an approximate 13.7% equity interest in Nasdaq as a result of its ownership of the Subordinated Notes and 500,000 shares of common stock purchased from Nasdaq in a separate transaction.

On April 22, 2005, Nasdaq and Hellman & Friedman restructured the terms of the Subordinated Notes. In addition, Nasdaq has also obtained other financing commitments. See “Acquisition of Instinet Group,” of Note 12, “Subsequent Events,” for further discussion.

6. Employee Benefits

Nasdaq is a participating employer in a noncontributory, defined-benefit pension plan that NASD sponsors for the benefit of its eligible employees and the eligible employees of its subsidiaries. As of January 1, 2004, the benefits are primarily based on years of service and the employees’ career-average salary during employment, subject to a phase-in period. Prior to 2004, the benefits were primarily based on years of service and the employees’ average salary during the highest 60 consecutive months of employment. Nasdaq also has a Supplemental Executive Retirement Plan (“SERP”) for certain senior executives. The SERP is an unfunded plan.

The following table sets forth the pension and SERP amounts recognized in compensation and benefits expense in the Condensed Consolidated Statements of Income:

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Components of net periodic benefit cost
Service cost	$1,673	$1,734
Interest cost	1,040	1,168
Expected return on plan assets	(745)	(772)
Recognized net actuarial loss	322	297
Prior service cost recognized	(68)	(65)
Amortization of unrecognized transition asset	(14)	(14)
Curtailment/settlement loss recognized	—	(8)

Benefit cost	$2,208	$2,340

7. Stock-Based Compensation

In the first quarter of 2003, Nasdaq adopted Statement of Financial Accounting Standard (“SFAS”) No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”). SFAS 148 amends the disclosure requirements of SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) and requires disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

Nasdaq grants stock options with an exercise price equal to the estimated fair value of the common stock on the date of the grant. Nasdaq accounts for stock options in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and accordingly recognizes no compensation expense related to such grants.

The Nasdaq Stock Market, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Pro forma information regarding net income and earnings per share is required under SFAS 148 and has been determined as if Nasdaq had accounted for all stock options based on a fair value method. The fair value of each stock option grant was estimated at the date of grant using the Black-Scholes valuation model. Pro forma net income includes the amortization of the fair value of stock options over the vesting period. The pro forma information for the three months ended March 31, 2005 and 2004 is as follows:

	Three Months Ended March 31,
	2005	2004
	(in thousands, except per share amounts)
Reported net income	$12,771	$4,631
Stock-based compensation cost (net of tax of $650 and $1,173, respectively)	(1,007)	(1,817)

Pro forma net income	$11,764	$2,814

Reported basic earnings per share	$0.14	$0.02
Reported diluted earnings per share	$0.13	$0.02
Pro forma basic and diluted earnings per share	$0.12	$0.00

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123 (revised 2004), “Share-Based Payment”, (“SFAS 123(R)”). SFAS 123(R) addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic value method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair value method and recognize the expense in the consolidated statement of income. In April 2005, the SEC announced the adoption of a new rule allowing companies to implement SFAS 123(R) at the beginning of their next fiscal year that begins after June 15, 2005. As a result, Nasdaq will adopt SFAS 123(R) on January 1, 2006. Nasdaq cannot predict the impact of adoption of SFAS 123(R) because the impact will depend on the levels of share-based payments granted in the future. Had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the pro forma net income and the pro forma earnings per share data above.

8. Comprehensive Income

Comprehensive income is composed of net income and other comprehensive income, which includes the after-tax change in unrealized gains and losses on available-for-sale securities, foreign currency translation adjustments and minimum pension liability.

The following table outlines the changes in other comprehensive income for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Net income	$12,771	$4,631
Unrealized losses on available-for-sale securities, net of taxes	(580)	(152)
Foreign currency translation adjustment	12	(52)

Total change in comprehensive income	$12,203	$4,427

The Nasdaq Stock Market, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

9. Segments

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

Nasdaq evaluates the performance of its segments based on several factors, of which the primary financial measure is pre-tax operating income. Results of individual businesses are presented based on Nasdaq’s management accounting practices and Nasdaq’s management structure. Certain charges are allocated to Corporate items in Nasdaq’s management reports based on the decision that those activities should not be used to evaluate the segment’s operating performance.

The following table presents certain information regarding these operating segments for the three months ended March 31, 2005 and 2004.

	Market Services	Issuer Services	Corporate Items and Eliminations	Consolidated
	(in thousands)
March 31, 2005
Revenues	$125,085	$54,906	$202	$180,193
Cost of revenues	(53,915)	—	—	(53,915)

Gross margin	71,170	54,906	202	126,278

Pre-tax operating income (loss)	784	22,230	(1,693)	21,321

March 31, 2004
Revenues	$76,126	$52,233	$45	$128,404
Pre-tax operating (loss) income	(10,934)	19,336	(1,277)	7,125

10. Commitments and Contingencies

Brut Agreements

Brut contracted with a subsidiary of SunGard, SunGard Financial, for SunGard Financial to provide Brut on-line processing, report services and related services in connection with the clearance of trades. The term of the agreement is five years and began in September 2004 and is automatically renewed at yearly intervals thereafter until terminated by Brut or SunGard Financial. The annual service fee is $10.0 million in the first year, dropping to $8.0 million in the second year and $6.0 million in the third year of the agreement. The annual service fee is subject to price review in years four and five based market rates, but will not be less than $4.0 million per year. Some additional fees may be assessed based on services needed or requested.

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

The Nasdaq Stock Market, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

approximately $0.1 million per month. On November 29, 2004, an amendment was signed which extended the original agreement through June 30, 2006 and beginning November 30, 2005, Brut may cancel the agreement within 30 days written notice to SunGard.

Brokerage Activities

Brut provides guarantees to securities clearinghouses and exchanges under their standard membership agreements, which require members to guarantee the performance of other members. If a member becomes unable to satisfy its obligations to the clearinghouses, other members would be required to meet its shortfalls. To mitigate these performance risks, the exchanges and clearinghouses often require members to post collateral as well as meet certain minimum financial standards. Brut’s maximum potential liability under these arrangements cannot be quantified. However, Nasdaq believes that the potential for Brut to be required to make payments under these arrangements is unlikely. Accordingly, no contingent liability is recorded in the Condensed Consolidated Balance Sheets for these arrangements.

Nasdaq Insurance Agency

In December 2002, Nasdaq purchased NASD’s 50.0% interest in NASD Insurance Agency (subsequently renamed the Nasdaq Insurance Agency, LLC). Nasdaq’s consideration for NASD’s 50.0% interest consisted of an upfront payment of $0.5 million and up to $5.1 million based on NIA’s stream of contingent cash flow through 2016 (which reflects an agreement in 2004 between Nasdaq and NASD to extend the term from 2011 to 2016). Nasdaq will pay NASD up to: (a) 20% of NIA’s cash flows until Nasdaq has paid NASD $2.3 million from cash flows; (b) 10% of NIA’s cash flows until Nasdaq has paid NASD a cumulative amount of $3.0 million from cash flows; (c) 5% of NIA’s cash flows until the earlier to occur of Nasdaq paying NASD the full cumulative amount of $5.1 million from cash flows or December 31, 2016. As of March 31, 2005, Nasdaq has recorded $0.4 million in dividends to NASD for NIA’s cash flows. The dividend was reflected as a reduction in additional paid-in capital on Nasdaq’s Condensed Consolidated Balance Sheets.

As previously discussed, on January 1, 2005, Nasdaq purchased the remaining 50.0% interest in the NIA from AIG NJV, Inc. for nominal consideration. See “Purchase of NIA,” of Note 2, “Significant Transactions,” for further discussion.

MCI

On January 30, 2004, Nasdaq and MCI WorldCom Communications, Inc., formerly WorldCom, Inc., (“MCI”) entered into a global services agreement (the “GSA”), effective May 31, 2004, related to the data network that connects Nasdaq’s market facilities to market participants. The GSA terminated the prior agreement between the two parties. The GSA, which expires on December 31, 2005, requires usage charges for certain GSA services to be at least $20.0 million during the period from June 1, 2004 to December 31, 2004 and $20.0 million in 2005. In 2004, Nasdaq met the minimum usage charges and fully expects to meet the minimum usage charges in 2005.

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

The Nasdaq Stock Market, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

settlements arising from these proceedings will not have a material effect on the consolidated financial position or results of operations of Nasdaq. Management is not aware of any unasserted claims or assessments that would have a material adverse effect on the consolidated financial position and results of operations of Nasdaq.

11. Capital Stock and Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended March 31,
	2005	2004
	(in thousands, except share and per share amounts)
Numerator:
Net income applicable to common stockholders:
Net income	$12,771	$4,631
Preferred stock:
Dividends declared	(1,004)	(2,799)
Accretion of preferred stock	(927)	—

Net income available to common stockholders for basic earnings per share	$10,840	$1,832
Interest impact of convertible debt, net of tax	1,459	—

Net income available to common stockholders for diluted earnings per share	$12,299	$1,832

Denominator:
Weighted average common shares for basic earnings per share	79,008,527	78,500,731
Weighted average effect of dilutive securities:
Employee stock options and awards	1,611,375	770,118
Convertible debt assumed converted into common stock	12,000,000	—

Denominator for diluted earnings per share	92,619,902	79,270,849

Basic and diluted earnings per share:
Basic earnings per share	$0.14	$0.02

Diluted earnings per share	$0.13	$0.02

Options to purchase 16,442,817 shares of common stock, 403,570 shares of restricted stock, 12,000,000 shares underlying Subordinated Notes and 239,824 shares underlying warrants issued by Nasdaq were outstanding at March 31, 2005. For the three months ended March 31, 2005, 9,929,829 of the options outstanding, 383,570 shares of restricted stock and all of the shares underlying Subordinated Notes were included in the computation of diluted earnings per share, on a weighted average basis, as their inclusion was dilutive. The remaining options and shares of restricted stock and all the shares underlying the warrants issued by Nasdaq outstanding were considered antidilutive and were properly excluded.

Options to purchase 14,317,248 shares of common stock, 224,895 shares of restricted stock, 12,000,000 shares underlying Subordinated Notes and 359,736 shares underlying warrants issued by Nasdaq were outstanding at March 31, 2004. For the three months ended March 31, 2004, 6,345,282 of the options outstanding and all of the shares of restricted stock were included in the computation of diluted earnings per share, on a weighted average basis, as their inclusion was dilutive. The remaining options, all the shares underlying the warrants issued by Nasdaq and the 12,000,000 shares underlying Subordinated Notes outstanding were considered antidilutive and were properly excluded.

The Nasdaq Stock Market, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

12. Subsequent Events

Acquisition of Instinet Group

On April 22, 2005, Nasdaq announced that it entered into a definitive agreement (the “Agreement”) with Instinet Group, Incorporated (“Instinet”) to acquire Instinet (the “Acquisition”) and that it concurrently entered into a definitive agreement to sell Instinet’s Institutional Broker division to an affiliate of Silver Lake Partners II, L.P. (“SLP”). Instinet also entered into a definitive agreement to sell its Lynch, Jones & Ryan subsidiary to Bank of New York prior to consummation of the Nasdaq transaction. As a result of these transactions, Nasdaq will ultimately acquire Instinet’s Electronic Communication Network (“INET”).

Instinet stockholders will receive approximately $1.878 billion in cash, comprised of approximately $934.5 million from Nasdaq, approximately $207.5 million from SLP and the balance from Instinet’s available cash, including approximately $174.0 million from Bank of New York.

Completion of the Acquisition is subject to the completion of Instinet’s sale of Lynch, Jones & Ryan, and customary closing conditions, including the approval of the Acquisition by Instinet’s shareholders, as well as regulatory approvals, including approval of the SEC and approval under the Hart-Scott Rodino Antitrust Improvements Act of 1976. The proposed sale of Instinet’s Institutional brokerage business to an affiliate of SLP is subject to terms and conditions including, among other things, the closing of the Acquisition, and closing conditions and regulatory approvals that are similar to the closing conditions contained in the Agreement discussed above.

Nasdaq expects the Acquisition to be dilutive to Nasdaq’s stockholders for up to 12 months and anticipates this transaction will be accretive to stockholders thereafter.

To finance the transaction, Nasdaq has obtained the following:

•	$750.0 million commitment for 6-year senior term debt along with a $50.0 million 5-year revolving line of credit, with JPMorgan and Merrill Lynch acting as joint lead arrangers and joint bookrunners.

•	$205.0 million in convertible notes issued to affiliates of SLP ($145.0 million) and Hellman & Friedman ($60.0 million) on April 22, 2005. The notes carry a coupon of 3.75% and will be convertible into Nasdaq common stock at a price of $14.50 per share. SLP and Hellman & Friedman also received 1.56 and 0.65 million warrants, respectively, to purchase Nasdaq common stock at a price of $14.50. The warrants cannot be exercised on or before April 22, 2006 and expire on the third anniversary of the Acquisition closing date.

In order to facilitate the transaction, Hellman & Friedman also restructured the terms of Nasdaq’s existing Subordinated Notes, extending the maturity date to October 2012, lowering the interest coupon rate to 3.75% from 4.0% and lowering the Subordinated Notes’ conversion price to $14.50 from $20.00. Hellman & Friedman also received an additional 2.75 million warrants to purchase Nasdaq common stock at a price of $14.50 per share. These warrants also cannot be exercised on or before April 22, 2006 and expire on the third anniversary of the Acquisition closing date.

The Nasdaq Stock Market, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

In the event the Acquisition does not occur, the convertible notes issued on April 22, 2005 will be redeemed at par and the warrants will expire worthless. In addition, the terms of the Subordinated Notes will revert back to the original terms, with limited exceptions.

A further discussion of these transactions is contained in Nasdaq’s Current Report on Form 8-K, dated April 28, 2005.

Stock Repurchase and Waiver Agreement

On April 21, 2005, Nasdaq and NASD entered into a Stock Repurchase and Waiver Agreement whereby NASD consented to the financing described under Acquisition of Instinet Group above. In exchange for the waiver, Nasdaq repurchased 384,932 shares of its Series C Cumulative Preferred Stock owned by NASD for approximately $40.0 million, which included all accrued and unpaid dividends and Additional Redemption Amounts (as defined in the Certificate of Designations, Preferences and Rights of the Series C Cumulative Preferred Stock) due on these repurchased shares.

Real Estate

As previously disclosed in our 2004 Annual Report on Form 10-K, Nasdaq’s management decided to sell the building it owns and occupies in Rockville, Maryland located at 9513 Key West Avenue. This building is classified as held-for-sale and is included in land, buildings and improvements in the Condensed Consolidated Balance Sheets with a carrying value of $17.6 million at March 31, 2005 and December 31, 2004. In April 2005, Nasdaq tentatively agreed to an offer from NASD to purchase the building for Nasdaq’s carrying value.

The Nasdaq Stock Market, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion and analysis of the financial condition and results of operations of Nasdaq should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. Certain prior period amounts presented in the discussion and analysis have been reclassified to conform to the 2005 presentation.

This discussion and analysis may contain statements with respect to Nasdaq’s financial condition, results of operations, future performance and business that are considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Nasdaq’s actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Item 1. Business—Risk Factors” in The Nasdaq Stock Market, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004.

Nasdaq is a leading provider of securities listing, trading, and information products and services. Nasdaq operates The Nasdaq Stock Market, the largest stock-based equity securities market in the United States, both in terms of number of listed companies and traded share volume. As of March 31, 2005, Nasdaq was home to 3,247 listed companies. Nasdaq also operates the Nasdaq Market Center, which as of March 31, 2005 enabled our customers to trade over 7,800 equity securities. Our revenue sources are diverse and include transaction services revenues, market data product and services revenues, listing fees, and financial product revenues.

Nasdaq offers our products and services for fees that are among the lowest in the industry and are designed to help us maintain and extend our market share. In order to sustain this competitive price strategy, we have significantly reduced operating expenses consistent with our regulatory obligations. We intend to implement further changes to our cost structure to further reduce expenses so that we can maintain our competitive pricing advantage, to attract additional business, and achieve our profitability goals. See “2005 and 2004 Cost Reductions,” of Note 2, “Significant Transactions,” to the condensed consolidated financial statements for further discussion.

Nasdaq manages, operates and provides its products and services in two business segments, our Market Services segment and our Issuer Services segment. The Market Services segment includes our transaction-based business (Nasdaq Market Center) and our market information services business (Nasdaq Market Services Subscriptions), which are interrelated because the transaction-based business generates the quote and trade information that we sell to market participants and data vendors. The Issuer Services segment includes our securities listings business (Corporate Client Group) and our financial products business (Nasdaq Financial Products). The companies listed on The Nasdaq Stock Market represent a diverse array of industries. This diversity of Nasdaq-listed companies allows us to develop industry-specific indices and other Nasdaq indices that we use to develop and license financial products and associated derivatives. Because of the foregoing interrelationships, our management allocates resources, assesses performance and manages these businesses as two separate segments. See Note 9, “Segments,” to the condensed consolidated financial statements for further discussion.

On September 7, 2004, Nasdaq completed its acquisition of Brut and paid total cash consideration of $190.0 million, subject to certain post-closing adjustments. Nasdaq financed the purchase from available cash and investments. Accordingly, results for the three months ended March 31, 2005 include activity related to Brut. See “Acquisition of Brut,” of Note 2, “Significant Transactions,” and Note 3, “Acquisition of Brut,” to the condensed consolidated financial statements for further discussion.

For the three months ended March 31, 2005, Nasdaq’s net income was $12.7 million, compared with net income of $4.6 million for the three months ended March 31, 2004, an increase of $8.1 million. For the three months ended March 31, 2005, results were positively impacted by lower operating expenses from corporate-wide cost reduction programs. Total expenses were $103.5 million for the three months ended March 31, 2005 compared with $119.8 million for the three months ended March 31, 2004, a decrease of $16.3 million or 13.6%. However, gross margin (total revenues less cost of revenues) decreased $2.1 million or 1.6% to $126.3 million for the three months ended March 31, 2005 compared with $128.4 million for the three months ended March 31, 2004. This decline was primarily due to continued competitive pressure on Market Services segment gross margin. In response to this competitive pressure, Nasdaq increased certain liquidity rebates and reduced certain fees. Gross margin also decreased due to a decline in the subscriber base for legacy Access Services as support for these products is being discontinued (See Cost Reduction and Operating Efficiencies section below for further discussion), the effect of price reductions and higher Unlisted Trading Privileges (“UTP”) Plan revenue sharing. Although overall share volume reported to Nasdaq systems was essentially flat for the three months ended March 31, 2005 compared with the same period of 2004, additional trading activity due to the acquisition of Brut partially offset these decreases. An increase in Issuer Services segment revenues for the three months ended March 31, 2005 compared with the same period of 2004 also partially offset the decline in gross margin. These current and prior year items are discussed in more detail below.

Business and Operating Environment

In recent years, the business environment in which we operate has been characterized by challenging business and economic conditions. In addition, the business environment has been marked by intense competition, both in the trade execution and trade reporting businesses and for new and existing listings, aggressive price cutting in an attempt to increase trading volume market share and an increased emphasis on electronic trading due to technological advancements and regulatory changes. Our business has been and will continue to be impacted by the following key external factors:

•	the number of companies seeking equity financing, which is affected by factors such as investor demand, the economy, alternative sources of financing, and tax policy;

•	trading volumes in U.S. equity securities, which are driven primarily by overall macroeconomic conditions;

•	competition (in terms of listings, market share, pricing, and product and service offerings); and

•	technological advancements and regulatory developments.

These factors will affect our future revenues, gross margin and net income.

The following table includes data showing average daily share volume in Nasdaq-listed securities and the percentage of share volume of Nasdaq-listed securities reported to the Nasdaq Market Center. In addition, the table shows drivers for our Issuer Services segment, including initial public offerings and numbers of listed companies. In evaluating the performance of our business, our senior management closely watches these key drivers.

	Three Months Ended March 31,
	2005	2004
Average daily share volume in Nasdaq-listed securities (in billions)	2.00	2.04
Percentage of share volume of Nasdaq-listed securities reported to the Nasdaq Market Center	54.9%	50.6%
Initial public offerings	20	26
Secondary offerings	45	76
New listings(1)	52	59
Number of listed companies(2)	3,247	3,311

(1)	Includes initial public offerings, including those completed on a best efforts basis, and listings that switched from other listing venues.
(2)	Number of listed companies as of period end.

The first quarter of 2005 saw increased investor concerns about the future outlook for economic growth. Continued tightening by the Federal Reserve coupled with the rapid rise in energy prices to record highs contributed to a decline in equity prices during the quarter. Furthermore, economic uncertainty negatively impacted the issuance of equity capital and the number of initial public offerings during the period. Trading volume in U.S. equity markets decreased 2.4% during the three months ended March 31, 2005 as compared to the comparable period of 2004. While new equity financing remained above the depressed levels of 2001 and 2002, the perception of a slowing economic climate, together with corporate governance and accounting costs and geo-political risk arising from the war in Iraq, contributed to a decline in new equity financing, the inability of certain listed companies to meet listing standards, lower equity prices, reduced trading volumes, and more challenging business conditions for companies in the financial services industry, including us.

We experience competition in our core trading activities such as execution services; quoting and trading capabilities; and reporting services. Many of our competitors have engaged in aggressive price competition by reducing the trade execution transaction fees they charge their customers. As a result of this competition, we have also significantly reduced the trade execution transaction fees we charge our customers, particularly our large-volume customers. In connection with our aggressive pricing strategy, we have initiated significant cost reduction plans consistent with our regulatory obligations and we intend to continue to reduce our cost structure to a point where it is comparable or favorable to our competitors. Our revenues from the sale of market information products and services are also under competitive threat from other securities exchanges that trade Nasdaq-listed securities. We have implemented a new program that provides monetary incentives for quoting market participants to send orders and report trades to the Nasdaq Market Center. However, Nasdaq has reduced the percentage shared under this program throughout 2004 and during the three months ended March 31, 2005 and may continue to further reduce the percentage shared. In addition, the acquisition of Brut is designed to accelerate our growth initiatives and enhance our competitive position.

We aggressively compete for new listings of initial public offerings. Our primary competitor for larger company listings on The Nasdaq Stock Market is the New York Stock Exchange (the “NYSE”.) We also compete, to a limited extent, with the American Stock Exchange (“Amex”) for listing of smaller, less active companies. In addition, at least one regional exchange, the Pacific Exchange, together with ArcaEx, its exclusive equities trading facility, has indicated that it intends to expand its listings business. Nasdaq-sponsored financial products are subject to intense competition from other exchange traded funds (“ETF”), derivatives and structured products as investment alternatives and we are subject to competition for the listing of these products from other exchanges.

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

In the first quarter of 2005, we listed our shares on The Nasdaq National Market and broadened our investor base through a successful secondary offering. See “Secondary Offering,” and “Common Stock Listing,” of Note 2, “Significant Transactions,” to the condensed consolidated financial statements for further discussion.

On April 22, 2005, Nasdaq announced that it entered into the Agreement with Instinet to acquire Instinet (previously defined as the “Acquisition”) and that it concurrently entered into a definitive agreement to sell Instinet’s Institutional Broker division to an affiliate of SLP. Instinet also entered into a definitive agreement to sell its Lynch, Jones & Ryan subsidiary to Bank of New York prior to consummation of the Nasdaq transaction. As a result of these transactions, Nasdaq will ultimately acquire INET, Instinet’s Electronic Communication Network.

Instinet stockholders will receive approximately $1.878 billion in cash, comprised of approximately $934.5 million from Nasdaq, approximately $207.5 million from SLP and the balance from Instinet’s available cash, including approximately $174.0 million from Bank of New York.

Completion of the Acquisition is subject to the completion of Instinet’s sale of Lynch, Jones & Ryan, and customary closing conditions, including the approval of the Acquisition by Instinet’s shareholders, as well as regulatory approvals, including approval of the SEC and approval under the Hart-Scott Rodino Antitrust Improvements Act of 1976. The proposed sale of Instinet’s Institutional brokerage business to an affiliate of SLP is subject to terms and conditions including, among other things, the closing of the Acquisition, and closing conditions and regulatory approvals that are similar to the closing conditions contained in the Agreement discussed above.

Nasdaq expects the Acquisition to be dilutive to Nasdaq’s stockholders for up to 12 months and anticipates this transaction will be accretive to stockholders thereafter.

On April 20, 2005, the NYSE and Archipelago Holdings, Inc. announced that they had entered a definitive merger agreement. Nasdaq has yet to determine the competitive impact of this transaction.

Cost Reduction and Operating Efficiencies

In response to increased competition, we performed a strategic review in 2003 of our operations to develop a plan to focus our business and improve our profitability, margins and growth. In implementing our strategic plan, we have successfully reduced our technology costs, eliminated non-core products, scaled back our workforce and consolidated our real estate facilities. In addition, we are also taking steps to exit certain low-margin businesses, primarily relating to providing proprietary network connectivity to the Nasdaq Market Center. As we phase out these low margin Access Services, we expect our revenues to decrease but we expect the corresponding expenses to decrease at a greater rate. In 2004 and during the three months ended March 31, 2005, Nasdaq continued to take certain actions to improve its operational efficiency and incurred certain cost reduction charges. For the three months ended March 31, 2005, we reduced total direct expenses by $15.3 million or 14.1%, from $108.4 million to $93.1 million, as compared with the three months ended March 31, 2004. During the three months ended March 31, 2005, in connection with taking certain actions to improve our operational efficiency, we incurred charges of approximately $7.5 million. During the three months ended March 31, 2004, we incurred similar charges of approximately $8.7 million.

We plan to continue to rationalize our business activities and generate additional cost savings by managing our expense base and pursuing additional operational efficiencies and have identified additional expense reduction opportunities in computer operations and real estate that we intend to pursue. In addition, we expect to increase operational efficiency as a result of our integration of Brut. See “2005 and 2004 Cost Reductions,” and “Acquisition of Brut,” of Note 2, “Significant Transactions,” to the condensed consolidated financial statements for further discussion. After consummation of our recently announced acquisition of INET, Nasdaq will look for synergies and additional cost saving opportunities, which may result in additional charges.

Sources of Revenues

Market Services

In March 2004, Nasdaq rebranded its execution services and trade reporting services—Automated Confirmation Transaction Service (“ACT”) as the Nasdaq Market Center, which is within the Market Services segment. Revenues from execution systems previously known as SuperMontage and Computer Assisted Execution System (“CAES”) and revenues from ACT are included in the Nasdaq Market Center. Beginning with the quarter ended June 30, 2004, revenues from Access Services, Advanced Computer Execution Systems

(“ACES”) and Nasdaq InterMarket (revenues derived from the sale of tape data (tape fee revenues) for securities listed on exchanges) were also included with Nasdaq Market Center revenues as these products and services are considered transaction-based services. In addition, beginning September 7, 2004 with the acquisition of Brut, execution revenues from transactions executed through Brut are included in Nasdaq Market Center revenues. Pursuant to Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as Principal versus Net as An Agent,” (“EITF 99-19”) revenues from these transactions are recorded on a gross basis in revenues and expenses such as liquidity rebate payments are recorded in cost of revenues as Brut acts as principal. Nasdaq’s other execution revenues will continue to be reported net of the liquidity rebate as Nasdaq does not act as principal. Also, beginning with the quarter ended June 30, 2004, revenues from Nasdaq’s Level 1 Service, the Nasdaq Quotation Dissemination Service (“NQDS”), TotalView and Mutual Fund Quotation Service (“MFQS”) were rebranded as Nasdaq Market Services Subscriptions revenues as these products and services are considered subscription-based services. Nasdaq Market Services Subscriptions is also within the Market Services segment. Revenues from SuperMontage, CAES, ACT, Access Services and ACES were previously reported as Transaction Services and revenues from Nasdaq InterMarket, Level 1 Service, NQDS, TotalView and MFQS were previously reported as Market Information Services both within the Market Services segment.

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

We provide our customers with the ability to electronically execute trades in equity securities. The primary fee for these execution services is a transaction execution charge, assessed on a per share basis to the party that accesses the liquidity provided by another market participant. In most circumstances, we credit a portion of the per share execution charge as a rebate to the market participant that provides the liquidity. We also earn revenues based on our share of trading securities listed on the NYSE and Amex. Many of our competitors engage in aggressive price competition by reducing the transaction fees they charge customers for trade execution. As a result of this competition, we have also significantly reduced the transaction fees we charge our customers for trade execution, particularly for large-volume customers.

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

Finally, the Nasdaq Market Center provides market participants with the ability to access, process, display and integrate orders and quotes. We provide our market participants with several alternatives for accessing the Nasdaq Market Center for a fee. We are taking steps to exit certain low-margin businesses such as legacy Access Services products. As we phase out these businesses, we expect our revenues to decrease but we expect the corresponding expenses to decrease at a greater rate.

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

Issuer Services

Corporate Client Group

The Corporate Client Group provides customer support services and products to Nasdaq-listed companies and is responsible for obtaining new listings on The Nasdaq Stock Market. We charge issuers an initial listing fee, a fee for listing of additional shares and an annual fee. The initial listing fee for securities listed on The Nasdaq Stock Market includes a listing application fee and a total shares outstanding fee. The fee for listing of additional shares is based on the total shares outstanding, which we review quarterly. Annual fees for securities listed on The Nasdaq Stock Market are based on total shares outstanding. In the beginning of 2005, Nasdaq increased the amount of its annual fees for both The National and SmallCap Markets in a range of approximately 14.0% to 31.0%. Initial listing and listing of additional shares fees are recognized on a straight-line basis over estimated service periods, which are six and four years, respectively, based on our historical listing experience, pursuant to the requirements of SEC Staff Accounting Bulletin Topic 13: Revenue Recognition. The listing fees that are amortized over their respective service periods provide us with recurring revenue.

On January 1, 2005, Nasdaq purchased the remaining 50.0% interest in the Nasdaq Insurance Agency from AIG NJV, Inc. for nominal consideration. The agency provides insurance brokerage services and specializes in the director and officer liability insurance market. The purchase of the Nasdaq Insurance Agency provides current and future Nasdaq-listed companies with a full service corporate insurance broker offering customized risk management advice and insurance placement services.

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

We license the right to use our trademarks in connection with trading QQQ under the UTP Plan to major stock markets in the United States. Every major options market in the United States also licenses the right to use our trademarks to trade the equity options on QQQ from us. We receive license fees for our trademark licenses that vary by product based on assets or number or underlying dollar value of contracts issued. In addition, QQQ has a national advertising campaign, which is separate from ours, that demonstrates the success of the issuers included in the Nasdaq-100 Index.

Operating Results

The following table sets forth total revenues by segment, cost of revenues and gross margin:

	Three Months Ended March 31,
	2005	2004
	(in millions)
Market Services	$125.1	$76.1
Issuer Services	54.9	52.3
Other	0.2	—

Total revenues	180.2	128.4
Cost of revenues	(53.9)	—

Gross margin	$126.3	$128.4

MARKET SERVICES

The following table sets forth revenues, cost of revenues and gross margin from Market Services:

	Three Months Ended March 31,
	2005	2004
	(in millions)
Nasdaq Market Center:
Revenues	$133.6	$87.4
Liquidity rebate	(35.5)	(33.4)
Tape fee revenue sharing	(2.1)	(2.8)
Nasdaq General Revenue Sharing Program	(0.1)	(0.8)

Total Nasdaq Market Center revenues, net	95.9	50.4
Cost of revenues	(53.9)	—

Gross margin from Nasdaq Market Center	$42.0	$50.4

Nasdaq Market Services Subscriptions:
Revenues(1)	46.9	47.3
Nasdaq General Revenue Sharing Program	(2.0)	(4.9)
UTP Plan revenue sharing	(20.1)	(18.9)

Total Nasdaq Market Services Subscriptions revenues, net	24.8	23.5
Other Market Services revenues	4.4	2.2

Gross margin from Market Services	$71.2	$76.1

(1)	Includes eligible and non-eligible UTP Plan revenues. Eligible UTP Plan revenues are associated with the calculation and dissemination of the consolidated national best bid and best offer (“inside quote”) and last sale information. These revenues are shared among UTP Plan participants. Non-eligible UTP Plan revenues are associated with the calculation and dissemination of proprietary Nasdaq information and are not shared among UTP Plan participants.

Nasdaq Market Center

Nasdaq Market Center revenues increased $46.2 million, or 52.9%, in the three months ended March 31, 2005 compared with the three months ended March 31, 2004, primarily due to the activity from Brut. However, gross margin from Nasdaq Market Center decreased $8.4 million, or 16.7%, in the three months ended March 31, 2005 compared with the same period of 2004. Cost of revenues were $53.9 million for the three months ended March 31, 2005. Pursuant to EITF 99-19, Nasdaq has recorded execution revenues from transactions executed through Brut on a gross basis in revenues and has recorded expenses such as liquidity rebate payments as cost of revenues as Brut acts as principal. Nasdaq’s other execution revenues will continue to be reported net of the liquidity rebate as Nasdaq does not act as principal.

The decrease in gross margin in the three months ended March 31, 2005 compared with the same period of 2004 was primarily due to continued competitive pressure. In response to this continued competition, we increased certain liquidity rebates and reduced certain fees. In January 2004, Nasdaq implemented a new tiered pricing structure geared toward drawing increased liquidity to Nasdaq’s trading platform. In April and November of 2004, Nasdaq further enhanced its pricing structure by increasing the liquidity rebate for certain market participants, which impacted the Nasdaq Market Center liquidity rebate. The new tiered pricing structure lowers execution charges to market participants based on the amount of liquidity a participant provides. Also contributing to the decline in gross margin is a decline in the legacy subscriber base for Access Services legacy products, support for which is being discontinued. The decrease in gross margin was partially offset by an increase in market share for the three months ended March 31, 2005 compared with the three months ended March 31, 2004 primarily due to additional activity from Brut. Average daily share volume was 2.00 billion for the three months ended March 31, 2005 compared to 2.04 billion for the three months ended March 31, 2004–essentially flat.

Nasdaq Market Center liquidity rebate, in which we credit a portion of the per share execution charge to the market participant that provides the liquidity, increased $2.1 million, or 6.3%, in the three months ended March 31, 2005 compared with the three months ended March 31, 2004. The increase was due to an increase in the per share liquidity rebate in April and November 2004 for Nasdaq-listed securities and higher overall average daily share volume of market participants on the non-ECN portion of the Nasdaq Market Center. Partially offsetting the increase in the three months ended March 31, 2005, was the elimination of the liquidity rebate for certain Amex-listed securities in May 2004.

We share tape fee revenues from NYSE-listed and Amex-listed securities through Nasdaq Market Center tape fee revenue sharing. We earn tape fee revenues from NYSE-listed and Amex-listed securities based upon both the percentage of trades reported to the Nasdaq Market Center for securities listed on these exchanges and the size of NYSE and Amex revenue sharing pools. Nasdaq Market Center tape fee revenue sharing decreased $0.7 million, or 25.0%, in the three months ended March 31, 2005 compared with the three months ended March 31, 2004. This decrease was primarily due to the INET ECN reporting additional trading activity to The National Stock Exchange in the first quarter of 2004 as opposed to reporting to us as it had previously done. This change reduced both Nasdaq Market Center revenues and the amount of tape fee revenues Nasdaq was obligated to share with INET, resulting in an overall decline in Nasdaq Market Center revenues, net. Also throughout 2004, Archipelago significantly increased the number of trades it prints, which resulted in lower market share for Nasdaq along with a decrease in the amount of tape fee revenue sharing.

In January 2004, the Nasdaq Market Center began sharing revenues under a new program, the Nasdaq General Revenue Sharing Program. This discretionary program shares operating revenue, which is interpreted to mean net revenue after expenses from all services that derive revenue from member trading and trade-reporting activity in Nasdaq-listed securities. As such, the program is designed to provide an incentive for quoting market participants to send orders and report trades to The Nasdaq Market Center. The amount of Nasdaq Market Center revenues shared under the Nasdaq General Revenue Sharing Program decreased $0.7 million, or 87.5%, in the three months ended March 31, 2005 compared with the three months ended March 31, 2004. This decrease was primarily due to a reduction in the percentage shared under the program.

Nasdaq Market Services Subscriptions

We provide subscribers with inside quote and last trade information through Level 1, the best quote information for each market participant through Nasdaq Quotation Dissemination Services and all price levels for each market participant through TotalView. These services are provided for securities listed on The Nasdaq Stock Market to both professional and non-professional users. We also provide MFQS, a service that collects and disseminates daily price and related data for unit investment trusts, mutual funds and money market funds that are subscribers to this service. These subscription revenues, which include eligible and non-eligible UTP Plan revenues, decreased $0.4 million, or 0.8%, in the three months ended March 31, 2005 compared with the three months ended March 31, 2004.

As noted above, in January 2004, Nasdaq began sharing Market Services Subscriptions revenues under the new program, the Nasdaq General Revenue Sharing Program. The amount of Nasdaq Market Services Subscriptions revenues shared under the Nasdaq General Revenue Sharing Program decreased $2.9 million, or 59.2%, in the three months ended March 31, 2005 compared with the three months ended March 31, 2004. This decrease was primarily due to a reduction in the percentage shared under the program.

Nasdaq also shares tape fee revenues (i.e., revenues from the sale of tape data) for Nasdaq-listed securities through the UTP Plan. Under the revenue sharing provision of the UTP Plan, Nasdaq is permitted to deduct certain costs associated with acting as the exclusive Securities Information Processor from the total amount of tape fees collected. After these costs are deducted from the tape fees, Nasdaq distributes to the respective UTP Plan participants, including Nasdaq, their share of tape fees based on a combination of their respective trade volume and share volume. Nasdaq tape fee revenue sharing allocated to UTP Plan participants increased $1.2 million, or 6.3%, in the three months ended March 31, 2005 compared with the three months ended March 31, 2004. This increase was primarily due to a reduction in the costs of running the UTP Plan, which resulted in an increase in net shareable income. Partially offsetting the increase in net shareable income was an increase in the percentage of share volume reported to Nasdaq’s systems, which includes Brut trade reporting activity. Brut began to report its trades to the Nasdaq Market Center on September 1, 2004. See “Acquisition of Brut,” of Note 2, “Significant Transactions,” and Note 3, “Acquisition of Brut,” to the condensed consolidated financial statements for further discussion.

Other Market Services

Other Market Services revenues increased $2.2 million, or 100.0%, for the three months ended March 31, 2005 compared with the same period of 2004, primarily due to the receipt of revenues from NASD for technology and development support services provided to NASD for a fixed income trade reporting platform.

ISSUER SERVICES

The following table sets forth revenues from Issuer Services:

	Three Months Ended March 31,
	2005	2004
	(in millions)
Issuer Services:
Corporate Client Group	$45.2	$40.5
Nasdaq Financial Products	9.7	11.8

Total Issuer Services revenues	$54.9	$52.3

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

	Three Months Ended March 31,
	2005		2004
	As Reported	Billed Basis	As Reported	Billed Basis
	(in millions)
Annual renewal fees	$26.0	$26.0	$22.2	$22.2
Listing of additional shares fees	9.3	10.4	9.3	11.0
Initial listing fees	7.8	4.8	7.9	6.1
Other Corporate Client Group revenues	2.1	2.1	1.1	1.1

Total Corporate Client Group revenues	$45.2	$43.3	$40.5	$40.4

Corporate Client Group revenues, on an as reported basis, increased $4.7 million, or 11.6%, in the three months ended March 31, 2005 compared with the three months ended March 31, 2004.

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

Annual renewal fees on both an as reported and billed basis increased $3.8 million, or 17.1%, in the three months ended March 31, 2005 compared with the three months ended March 31, 2004. This increase was primarily due to an increase in annual fees in 2005 for both The National and SmallCap Markets in a range of approximately 14.0% to 31.0%. Partially offsetting this increase was a reduction in the number of companies listed on The Nasdaq Stock Market from 3,333 on January 1, 2004 to 3,271 on January 1, 2005, the date on which companies are billed their annual fees. The decrease in the number of listed companies in 2005 was due to 322 issuers delisted by Nasdaq during 2004 primarily for failure to meet The Nasdaq Stock Market’s listing standards and other reasons, including mergers and acquisitions. Partially offsetting this decline were 260 new listings in 2004.

Listing of additional shares fees, on an as reported basis, was $9.3 million for both the three months ended March 31, 2005 and 2004. On a billed basis, listing of additional shares fees decreased $0.6 million, or 5.5%, in the three months ended March 31, 2005 compared with the same period of 2004. The decrease in listing of additional shares fees on a billed basis was primarily due to lower activity for secondary offerings as well as other additional share activity. There were 45 and 76 secondary offerings during the three months ended March 31, 2005 and 2004, respectively.

Initial listing fees, on an as reported basis, decreased $0.1 million, or 1.3%, in the three months ended March 31, 2005 compared with the three months ended March 31, 2004. On a billed basis, initial listing fees decreased $1.3 million, or 21.3%, in the three months ended March 31, 2005 compared with the same period of 2004. The decrease in initial listing fees on a billed basis was primarily due to a decline in the number of new listings and initial public offerings. There were 52 new listings, including 20 new initial public offerings, during the three months ended March 31, 2005 compared to 59 new listings, including 26 new initial public offerings, during the three months ended March 31, 2004.

Other Corporate Client Group revenues on both an as reported and billed basis increased $1.0 million, or 90.9%, in the three months ended March 31, 2005 compared with the three months ended March 31, 2004. This increase was primarily due to the acquisition of the remaining 50.0% interest in the Nasdaq Insurance Agency on January 1, 2005. The NIA’s revenues increased in the three months ended March 31, 2005 compared with the same period of 2004, primarily due to new business efforts, partially offset by price reductions.

Nasdaq Financial Products

The following table sets forth revenues from Nasdaq Financial Products:

	Three Months Ended March 31,
	2005	2004
	(in millions)
Licensing revenues	$8.9	$10.9
Other Nasdaq Financial Products revenues	0.8	0.9

Total Nasdaq Financial Products revenues	$9.7	$11.8

Nasdaq Financial Products revenues decreased $2.1 million, or 17.8%, in the three months ended March 31, 2005 compared with the three months ended March 31, 2004.

Licensing revenues decreased $2.0 million, or 18.3%, in the three months ended March 31, 2005 compared with the three months ended March 31, 2004. The decrease was primarily due to reduced licensing revenues related to the QQQ as a result of its listing moving from Amex to The Nasdaq Stock Market. Also contributing to the decrease in licensing revenues was a decline in options trading volume on the QQQ. Licensing revenues primarily include trademark and licensing revenues related to the QQQ and other financial products linked to Nasdaq indices issued in the United States and abroad. QQQQ is the trading symbol for the shares of the Nasdaq-100 Index Tracking Stock. QQQ is one of the registered names of the Nasdaq-100 Index Tracking Stock. QQQ represents units of beneficial interest in a unit investment trust, the Nasdaq-100 Trust, that holds shares of the top 100 U.S. and international non-financial stocks listed on The Nasdaq Stock Market that comprise the Nasdaq-100 Index.

Direct Expenses

	Three Months Ended March 31,
	2005	2004
	(in millions)
Compensation and benefits	$37.3	$37.4
Marketing and advertising	1.3	2.6
Depreciation and amortization	18.2	19.6
Professional and contract services	7.0	5.2
Computer operations and data communications	16.2	31.2
Provision for bad debts	0.6	0.1
Occupancy	7.1	7.3
General and administrative	5.4	5.0

Total direct expenses	$93.1	$108.4

Direct expenses decreased $15.3 million, or 14.1%, in the three months ended March 31, 2005 compared with the three months ended March 31, 2004. This decrease was primarily due to a reduction in computer operations and data communications.

Compensation and benefits expense decreased $0.1 million, or 0.3%, in the three months ended March 31, 2005 compared with the three months ended March 31, 2004. The decrease was primarily due to lower salaries associated with decreased headcount related to workforce reductions in 2004 of 146 positions. Total headcount was 786 on March 31, 2005 compared with 917 on March 31, 2004. Nasdaq also incurred lower severance and outplacement charges in the three months ended March 31, 2005 compared to the same period of 2004. See “2005 and 2004 Cost Reductions,” of Note 2, “Significant Transactions,” to the condensed consolidated financial statements for further discussion. The decreases noted above were mostly offset by an increase in employee benefit obligations in the three months ended March 31, 2005.

Marketing and advertising expense decreased $1.3 million, or 50.0%, in the three months ended March 31, 2005 compared with the three months ended March 31, 2004. The decrease was primarily due to a decline in overall marketing and advertising expenditures, as part of Nasdaq’s cost reduction plan.

Depreciation and amortization expense decreased $1.4 million, or 7.1%, in the three months ended March 31, 2005 compared with the three months ended March 31, 2004. The decrease in depreciation and amortization expense was primarily due to declines in incremental depreciation and amortization expense on certain equipment associated with Nasdaq’s quoting platform and its trading and quoting network as Nasdaq migrates to lower cost operating environments as part of Nasdaq’s cost reduction plan. See “2005 and 2004 Cost Reductions,” of Note 2, “Significant Transactions,” to the condensed consolidated financial statements for further discussion. Partially offsetting this decrease was intangible amortization expense on identifiable intangible assets acquired in the Brut acquisition.

Professional and contract services expense increased $1.8 million, or 34.6%, in the three months ended March 31, 2005 compared with the three months ended March 31, 2004. This increase was primarily due to an increase in legal and audit fees associated with Nasdaq’s secondary offering on February 15, 2005, Sarbanes-Oxley compliance and activity related to Brut.

Computer operations and data communications expense decreased $15.0 million, or 48.1%, in the three months ended March 31, 2005 compared with the three months ended March 31, 2004. This decrease was primarily due to (1) lower costs associated with the renegotiated MCI contract effective June 1, 2004, (2) lower costs due to the favorable renegotiation of certain maintenance contracts and hardware leases due to the planned retirement of certain equipment and (3) lower costs associated with providing communication lines to customers due to lower demand for legacy Access Services.

Provision for bad debts increased $0.5 million in the three months ended March 31, 2005 compared with the three months ended March 31, 2004. This increase was primarily due to timing of collections for Corporate Client Group’s annual fees.

Occupancy expense decreased $0.2 million, or 2.7%, in the three months ended March 31, 2005 compared with the three months ended March 31, 2004. This decrease was primarily due to a reduction in our office space as part of Nasdaq’s cost reduction plans.

General and administrative expense increased $0.4 million, or 8.0%, in the three months ended March 31, 2005 compared with the three months ended March 31, 2004. This increase was primarily due to an increase in printing and other costs associated with Nasdaq’s secondary offering on February 15, 2005.

Support Costs From Related Parties, net

Support costs from related parties, net were $10.4 million and $11.4 million for the three months ended March 31, 2005 and 2004, respectively, a decrease of $1.0 million, or 8.8%. This decrease primarily reflects a reduction in surveillance and other regulatory charges from NASD Regulation, Inc. primarily due to NASD’s review and allocation of expenses among the markets and members it regulates.

Net Interest Expense

Net interest expense was $1.5 million for both the three months ended March 31, 2005 and 2004.

Income Taxes

Nasdaq’s income tax provision was $8.6 million for the three months ended March 31, 2005 compared with $2.5 million for the three months ended March 31, 2004, an increase of $6.1 million. The overall effective tax rate for the three months ended March 31, 2005 and 2004 was 40.1% and 35.0%, respectively. The lower rate in 2004 was due to the realization of research & development tax credits.

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

The Nasdaq Board of Directors approved an investment policy for Nasdaq and its subsidiaries for internally and externally managed portfolios. The goal of the policy is to maintain adequate liquidity at all times and to fund current budgeted operating and capital requirements and to maximize returns. All securities must meet credit rating standards as established by the policy and must be denominated in subsidiary specific currencies. The investment portfolio duration must not exceed 18 months. As of October 2003, the policy prohibits the purchasing of any investment in equity securities. The policy also prohibits any investment in debt interest in an entity that derives more than 25.0% of its gross revenue from the combined broker-dealer and/or investment advisory businesses of all of Nasdaq’s subsidiaries and affiliates. Nasdaq’s investment policy is reviewed annually and was re-approved on March 2, 2005. Nasdaq also periodically reviews its investments and investment managers.

Cash and cash equivalents and investments available-for-sale totaled $315.0 million as of March 31, 2005 compared with $233.1 million at December 31, 2004, an increase of $81.9 million or 35.1%. This increase was primarily due to the collection of Corporate Client Group’s annual fees as well as positive cash flows.

Operating Activities

Nasdaq relies primarily on cash flows from operations to provide working capital for current and future operations. Cash flows from operating activities for the three months ended March 31, 2005 totaled $86.2 million compared with $53.8 million for the three months ended March 31, 2004, an increase of $32.4 million, or 60.2%. Cash inflows are primarily due to cash received from customers less cash paid to suppliers, employees and related parties. The increase in operating cash flows for the three months ended March 31, 2005 compared to the same period of 2004 was primarily due to lower expenses.

Investing and Financing Activities

Cash used in investing activities was $59.8 million for the three months ended March 31, 2005 compared with $66.1 million for the three months ended March 31, 2004, a decrease of $6.3 million, or 9.5%. During the three months ended March 31, 2005, Nasdaq purchased $77.3 million of available-for-sale securities. Capital expenditures for property and equipment were $5.2 million. Investing activities also included proceeds of $14.6 million and $5.0 million from the redemption of available-for-sale and maturities of held-to-maturity investments, respectively. During the three months ended March 31, 2004, Nasdaq purchased $113.4 million of available-for-sale investments and $18.0 million of held-to-maturity investments. Capital expenditures for property and equipment were $5.9 million. Investing activities also included proceeds of $55.2 million and $15.7 million from the redemption of available-for-sale and maturities of held-to-maturity investments, respectively.

Cash used in financing activities was $0.6 million for the three months ended March 31, 2005 compared with $3.1 million for the three months ended March 31, 2004, a decrease of $2.5 million, or 80.6%. The decrease in the three months ended March 31, 2005, as compared to the same period of 2004 was primarily due to reduced preferred stock dividends due to the exchange of Nasdaq’s Series A Cumulative Preferred Stock for Series C Cumulative Preferred Stock. See “Preferred Stock,” of Note 2, “Significant Transactions” to the condensed consolidated financial statements for further discussion. As of March 31, 2005, none of Nasdaq’s lenders are affiliated with Nasdaq, except to the extent, if any, that Hellman & Friedman would be deemed an affiliate of Nasdaq due to its ownership of the Subordinated Notes.

Capital Resources and Working Capital

Working capital (calculated as current assets, reduced for held-to-maturity investments classified as current assets, less current liabilities) was $189.1 million at March 31, 2005 compared with $169.3 million at December 31, 2004, an increase of $19.8 million, or 11.7%.

Nasdaq has been able to generate sufficient funds from operations to meet working capital requirements. Nasdaq does not currently have any lines of credit. Nasdaq believes that the liquidity provided by existing cash and cash equivalents, investments and cash generated from operations will provide sufficient capital to meet current and future operating requirements. Nasdaq is exploring alternative sources of financing that may increase liquidity in the future. As discussed in Note 12, “Subsequent Events,” to the condensed consolidated financial statements, Nasdaq entered into a definitive agreement to acquire Instinet. To finance this transaction, Nasdaq has obtained financing commitments. See Note 12 for further discussion.

Our broker-dealer subsidiary, Brut, is subject to regulatory requirements intended to ensure its respective general financial soundness and liquidity, which require that they comply with certain minimum capital requirements. As of March 31, 2005, Brut was required to maintain minimum net capital of $0.3 million and had total net capital of approximately $2.5 million or $2.2 million in excess of the minimum amount required.

Contractual Obligations and Contingent Commitments

Nasdaq has contractual obligations to make future payments under long-term debt, long-term non-cancelable lease agreements and other obligations and has contingent commitments under a variety of arrangements. Contractual obligations, as previously disclosed in our latest Annual Report on Form 10-K, have not materially changed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risks of changes in the value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates and equity prices. Our primary market risk is associated with fluctuations in interest rates and the effects that such fluctuations may have on our investment portfolio and outstanding debt. As of March 31, 2005, investments consist of fixed income instruments with an average duration of 0.9 years. Our primary investment objective in debt securities is to preserve principal while maximizing yields, without significantly increasing risk. As of March 31, 2005, our outstanding debt obligations generally specify a fixed interest rate until May 2007 and a floating interest rate based on the lender’s cost of funds until maturity in 2012. These investment securities and outstanding debt are subject to interest rate risk and their fair values may fluctuate with changes in interest rates. Management does not believe that a 100 basis point fluctuation in market interest rates will have a material effect on the carrying value of our investment portfolio or outstanding debt as of March 31, 2005. We do not currently hedge these interest rates. See Note 12, “Subsequent Events,” to the condensed consolidated financial statements for further discussion.

At March 31, 2005, we had no significant foreign currency exposure or related hedges. We periodically reevaluate our hedging policies and may choose to enter into future transactions.

We are exposed to credit risk from third parties, including customers, counterparties and clearing agents. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. In particular, our subsidiary, Brut, may be exposed to credit risk, due to the default of trading counterparties, in connection with the external routing and agency brokerage services Brut provides its customers. While we are not exposed to counterparty risk for trades executed on The Nasdaq Market Center, we are exposed to counterparty risk in connection with trades executed on or through the Brut ECN system (“Brut System Trades”), given that Brut, acts as central counterparty for these trades. Brut System Trades in Nasdaq-listed securities and with broker-dealer clients are cleared by Brut, as a member of the National Securities Clearing Corporation (“NSCC”). Brut System Trades routed to the NYSE and with non-broker-dealer customers are cleared by Merrill Lynch Professional Clearing Corporation pursuant to a clearing agreement. Pursuant to the rules of the NSCC and Brut’s clearing agreement, Brut is liable for any losses incurred due to a counterparty’s failure to satisfy its contractual obligations, either by making payment or delivering securities. Adverse movements in the prices of securities that are subject to these transactions can increase our credit risk. However, we believe that the risk of material loss is limited, as Brut customers are not permitted to trade on margin, NSCC rules limit counterparty risk on self-cleared transactions by establishing credit limit and capital deposit requirements for all brokers that clear with NSCC, and transactions with institutional customers are cleared only if the institutional customer delivers the appropriate securities or funds on the appropriate settlement date. Brut has never incurred a liability due to a customer’s failure to satisfy its contractual obligations as a counterparty to a Brut System Trade. Credit difficulties or insolvency or the perceived possibility of credit difficulties or insolvency of one or more larger or visible market participants could also result in market-wide credit difficulties or other market disruptions. We also have credit risk related to transaction fees that are billed to customers on a monthly basis, in arrears. Our potential exposure to credit losses on these transactions is represented by the receivable balances on our Condensed Consolidated Balance Sheets. Our customers are financial institutions whose ability to satisfy their contractual obligations may be impacted by volatile securities markets. Credit losses such as those described above could adversely affect our consolidated financial position and results of operations.

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

The Nasdaq Stock Market, Inc.

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases made in the fiscal quarter ended March 31, 2005 (in whole number of shares):

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Units)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 2005	115	$9.80	—	—
February 2005	3,871	$10.50	—	—
March 2005	—	—	—	—

Total	3,986	—	—	—

All of the shares repurchased during the three month period ended March 31, 2005 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants.

Item 6. Exhibits

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE NASDAQ STOCK MARKET, INC. (Registrant)

Date: May 10, 2005	By:	/s/ ROBERT GREIFELD
	Name: Title:	Robert Greifeld Chief Executive Officer and President

Date: May 10, 2005	By:	/s/ DAVID P. WARREN
	Name: Title:	David P. Warren Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Name

11.1	Computation of Per Share Earnings (omitted in accordance with section (b)(11) of Item 601 of Regulation S-K. The calculation of per share earnings is set forth in Part I, Item 1, in Note 11 to the Condensed Consolidated Financial Statements (Capital Stock and Earnings Per Share)).

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.

99.1	Revised Letter Agreement, effective as of March 23, 2005, between The Nasdaq Stock Market, Inc. and Bruce Aust.

99.2	Revised Letter Agreement, effective as of March 23, 2005, between The Nasdaq Stock Market, Inc. and Christopher Concannon.

99.3	Revised Letter Agreement, effective as of March 28, 2005, between The Nasdaq Stock Market, Inc. and Adena Friedman.

99.4	Revised Letter Agreement, effective as of March 23, 2005, between The Nasdaq Stock Market, Inc. and John L. Jacobs.

99.5	Revised Letter Agreement, effective as of March 23, 2005, between The Nasdaq Stock Market, Inc. and Steven Randich.

99.6	Revised Letter Agreement, effective as of March 23, 2005, between The Nasdaq Stock Market, Inc. and David P. Warren.