Form 10-Q
period 2005-06-30
NASDAQ STOCK MARKET INC
filed 2005-08-09
CIK 1120193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-32651

THE NASDAQ STOCK MARKET, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	52-1165937
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

One Liberty Plaza, New York, New York	10006
(Address of Principal Executive Offices)	(Zip Code)

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

As of July 31, 2005, 81,028,977 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding.

The Nasdaq Stock Market, Inc.

Form 10-Q

For the Quarter Ended June 30, 2005

i

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

ACES®, Market Intelligence Desk®, MarketSite®, Nasdaq®, Nasdaq-100®, Nasdaq-100 Index®, Nasdaq-100 Index Tracking Stock®, Nasdaq Biotechnology Index®, Nasdaq Canada®, Nasdaq Composite Index®, Nasdaq MarketSite®, Nasdaq National Market®, Nasdaq Workstation II®, QQQ®, SuperMontage®, The Nasdaq Stock Market®, Nasdaq Deutschland®, Nasdaq Europe Planning®, and OTC Bulletin Board® are registered service/trademarks of The Nasdaq Stock Market, Inc. Nasdaq InternationalSM, Nasdaq EuropeSM, Nasdaq JapanSM, Nasdaq GlobalSM, Nasdaq International Market InitiativesSM, NIMISM, Nasdaq TotalView®, Automated Confirmation Transaction ServiceSM, ACTSM, CAESSM, Level 1 ServiceSM, Mutual Fund Quotation ServiceSM (MFQSSM), Nasdaq Corporate Services NetworkSM, Nasdaq Market Center SM, Nasdaq Quotation Dissemination Service SM (NQDS SM), The Nasdaq SmallCap Market SM, and the logos identifying Nasdaq indexes and products are service/trademarks of The Nasdaq Stock Market, Inc.

Forward-looking statements in this Quarterly Report on Form 10-Q are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to implement our strategic initiatives, including the acquisition of Instinet Group Incorporated (“Instinet”), economic, political, and market conditions and fluctuations, government and industry regulation, interest rate risk, United States and global competition and other factors that are more fully described under the caption “Item 1. Business—Risk Factors” in The Nasdaq Stock Market, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of June 30, 2005. Except for our ongoing obligations to disclose material information under the Federal securities laws and the listing standards of The Nasdaq Stock Market, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events, or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

ii

The Nasdaq Stock Market, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

The Nasdaq Stock Market, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues
Market Services	$163,626	$68,931	$288,741	$145,056
Issuer Services	56,060	51,056	110,965	103,290
Other	—	26	173	71

Total revenues	219,686	120,013	399,879	248,417
Cost of revenues
Liquidity rebates	69,180	—	104,555	—
Brokerage, clearance and exchange fees	20,045	—	38,585	—

Total cost of revenues	89,225	—	143,140	—

Gross margin	130,461	120,013	256,739	248,417

Expenses
Compensation and benefits	36,902	36,921	74,214	74,330
Marketing and advertising	2,026	3,537	3,372	6,177
Depreciation and amortization	14,933	16,510	33,126	36,126
Professional and contract services	6,972	4,684	14,023	9,913
Computer operations and data communications	15,945	27,427	32,104	58,630
Provision for bad debts	(745)	406	(174)	549
Occupancy	7,082	6,888	14,159	14,180
General and administrative	10,582	3,313	16,022	8,172

Total direct expenses	93,697	99,686	186,846	208,077
Support costs from related parties, net	10,441	11,764	20,812	23,173

Total expenses	104,138	111,450	207,658	231,250

Operating income	26,323	8,563	49,081	17,167
Interest income	3,097	1,665	4,522	3,059
Interest expense	(4,634)	(2,867)	(7,496)	(5,740)

Pre-tax operating income	24,786	7,361	46,107	14,486
Income tax provision	10,815	2,576	19,365	5,070

Net income	$13,971	$4,785	$26,742	$9,416

Net income applicable to common stockholders:
Net income	$13,971	$4,785	$26,742	$9,416
Preferred stock:
Dividends declared	(785)	(3,547)	(1,790)	(6,346)
Accretion of preferred stock	(1,459)	—	(2,387)	—

Net income applicable to common stockholders	$11,727	$1,238	$22,565	$3,070

Basic and diluted earnings per share:
Basic	$0.15	$0.02	$0.28	$0.04

Diluted	$0.13	$0.02	$0.26	$0.04

See accompanying notes to the condensed consolidated financial statements.

The Nasdaq Stock Market, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and par value amounts)

	June 30, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$304,286	$58,186
Investments:
Available-for-sale, at fair value	215,460	174,913
Held-to-maturity, at amortized cost	30,594	28,600
Receivables, net	112,860	104,258
Receivables from related parties	19	3,229
Deferred tax asset	7,468	24,209
Other current assets	25,684	12,802

Total current assets	696,371	406,197
Held-to-maturity investments, at amortized cost	—	2,008
Property and equipment:
Land, buildings and improvements	79,631	97,322
Data processing equipment and software	211,577	205,279
Furniture, equipment and leasehold improvements	125,793	140,026

	417,001	442,627
Less accumulated depreciation and amortization	(282,325)	(268,787)

Total property and equipment, net	134,676	173,840
Non-current deferred tax asset	58,188	48,765
Goodwill	142,417	141,381
Intangible assets, net	39,284	40,791
Other assets	1,070	1,838

Total assets	$1,072,006	$814,820

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$46,217	$40,180
Accrued personnel costs	28,369	49,383
Deferred revenue	115,338	59,537
Other accrued liabilities	43,579	42,467
Payables to related parties	18,532	16,749

Total current liabilities	252,035	208,316
Senior notes	25,000	25,000
Convertible notes	442,239	240,000
Accrued pension costs	29,030	25,671
Non-current deferred tax liability	21,118	29,514
Non-current deferred revenue	94,157	89,821
Other liabilities	34,485	39,935

Total liabilities	898,064	658,257

Mezzanine equity
Warrants underlying common stock, 4,962,500 warrants outstanding at June 30, 2005	10,226	—

Stockholders’ equity
Common stock, $0.01 par value, 300,000,000 shares authorized, shares issued: 130,684,483 at June 30, 2005 and 130,653,191 at December 31, 2004; shares outstanding: 80,440,830 at June 30, 2005 and 78,973,085 at December 31, 2004	1,307	1,306
Preferred stock, 30,000,000 shares authorized, Series C Cumulative Preferred Stock: shares issued and outstanding: 953,470 at June 30, 2005 and 1,338,402 at December 31, 2004; Series B Preferred Stock: 1 share issued and outstanding at June 30, 2005 and December 31, 2004	94,027	130,134
Additional paid-in capital	358,124	355,943
Common stock in treasury, at cost: 50,243,653 shares at June 30, 2005 and 51,680,106 shares at December 31, 2004	(643,592)	(662,002)
Accumulated other comprehensive loss	(743)	(1,056)
Deferred stock compensation	(3,289)	(1,030)
Common stock issuable	4,616	2,567
Retained earnings	353,266	330,701

Total stockholders’ equity	163,716	156,563

Total liabilities, mezzanine and stockholders’ equity	$1,072,006	$814,820

See accompanying notes to the condensed consolidated financial statements.

The Nasdaq Stock Market, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2005	2004
Reconciliation of net income to cash provided by operating activities
Net income	$26,742	$9,416
Non-cash items included in net income:
Depreciation and amortization	33,126	36,126
Amortization of restricted stock awards	780	227
Provision for bad debts	(174)	549
Deferred taxes	(1,728)	6,060
Other non-cash items included in net income	9,633	4,399
Net change in:
Receivables, net	(2,829)	36,664
Receivables from related parties	3,210	7,703
Other current assets	(12,793)	111
Other assets	30	(405)
Accounts payable and accrued expenses	2,262	(7,290)
Accrued personnel costs	(21,479)	(15,099)
Deferred revenue	60,137	49,668
Other accrued liabilities	(3,320)	366
Obligation under capital leases	—	(1,607)
Payables to related parties	(1,102)	(13,377)
Accrued pension costs	3,359	(4,689)
Other liabilities	(853)	(5,427)

Cash provided by operating activities	95,001	103,395
Cash flow from investing activities
Proceeds from redemptions of available-for-sale investments	209,655	142,464
Proceeds from maturities of available-for-sale investments	13,100	—
Purchases of available-for-sale investments	(265,064)	(154,008)
Proceeds from maturities of held-to-maturity investments	3,000	19,728
Purchases of held-to-maturity investments	(2,984)	(21,958)
Purchase of remaining 50.0% interest in Nasdaq Insurance Agency, net of cash acquired	3,063	—
Purchases of property and equipment	(9,032)	(10,096)
Proceeds from sales of property and equipment	17,974	247

Cash used in investing activities	(30,288)	(23,623)
Cash flow from financing activities
Proceeds from the issuance of the $205 million Convertible Notes	205,000	—
Payments for treasury stock purchases	(42)	(84)
Issuances of common stock	16,783	380
Series C Cumulative Preferred Stock dividends	(1,790)	(6,346)
Partial redemption of Series C Cumulative Preferred Stock	(38,493)	—
Contribution to NASD	(71)	(266)

Cash provided by (used in) financing activities	181,387	(6,316)
Increase in cash and cash equivalents	246,100	73,456

Cash and cash equivalents at beginning of period	58,186	148,929

Cash and cash equivalents at end of period	$304,286	$222,385

Supplemental Disclosure of Non-Cash Flow Activities
Cash paid for (received):
Interest	$4,350	$5,742
Income taxes, net of refund	$23,942	$(37,018)

See accompanying notes to the condensed consolidated financial statements.

The Nasdaq Stock Market, Inc.

Notes to Condensed Consolidated Financial Statements

1. Organization and Nature of Operations

Nasdaq is a leading provider of securities listings, trading and information products and services. Nasdaq operates The Nasdaq Stock Market, the largest stock-based equity securities market in the United States, both in terms of number of listed companies and traded share volume. Nasdaq is a majority owned subsidiary of National Association of Securities Dealers, Inc. (“NASD”). Prior to February 15, 2005, NASD owned approximately 54.7% of Nasdaq including unexpired outstanding warrants to purchase Nasdaq’s common stock. On February 15, 2005, NASD’s ownership decreased to 33.7% as a result of the completion of an underwritten secondary offering of common stock. See “Related Party Transactions-Secondary Offering,” of Note 3, “Significant Transactions,” for further discussion. At June 30, 2005 NASD’s ownership percentage decreased to 24.7% due to the exercise of outstanding warrants to purchase Nasdaq’s common stock. Although NASD’s ownership percentage has decreased, NASD still has voting control and consolidates Nasdaq based on its ownership of Nasdaq’s Series B Preferred Stock.

Nasdaq is the parent company of Nasdaq Global Funds, Inc. (“Nasdaq Global Funds”); Nasdaq International Market Initiatives, Inc. (“NIMI”); Nasdaq Europe Planning Company, Limited (“Nasdaq Europe Planning”); Nasdaq International, Ltd. (“Nasdaq International”); Nasdaq Canada, Inc. (“Nasdaq Canada”); Nasdaq Technology Services, LLC (“Nasdaq Technology”); as of September 7, 2004, Toll Associates LLC (“Toll”); and as of January 1, 2005, Nasdaq Insurance Agency, LLC (“Nasdaq Insurance Agency”), collectively referred to as “Nasdaq.” These entities are wholly-owned by Nasdaq. Nasdaq Global Funds is the sponsor of the Nasdaq-100 Trust. Nasdaq Financial Product Services (Ireland) Limited (“Nasdaq Ireland”) is a wholly-owned subsidiary of Nasdaq Global Funds. Nasdaq Ireland is the manager of The Nasdaq ETF Funds plc. NIMI is an entity that employed Nasdaq’s expatriates assigned to Nasdaq’s international subsidiaries. Nasdaq determined to dissolve Nasdaq Europe Planning and was placed into members’ voluntary liquidation on July 27, 2005. Nasdaq International is a London-based marketing company. Nasdaq Canada is an extension of Nasdaq’s North American trading platform within Canada, which has received regulatory approval to provide trading access in two provinces, Quebec and British Columbia. Nasdaq Technology is a company established in 2004 to provide software, hosting and disaster recovery services.

On September 7, 2004, Nasdaq completed its acquisition of Toll and affiliated entities from SunGard Data Systems Inc. (“SunGard”). Toll is a holding company that owns a 99.8% interest in Brut, LLC (“Brut”), the owner and operator of the Brut electronic communication network (“ECN”), a broker-dealer registered pursuant to the Securities Exchange Act of 1934. Toll also has a 100.0% interest in Brut Inc., which owns the remaining 0.2% interest in Brut and serves as its manager pursuant to an operating agreement. See “Business Developments and Combinations-Acquisition of Brut,” of Note 3, “Significant Transactions,” and Note 5, “Acquisition of Brut,” for further discussion. As of June 30, 2005, Brut also owned Brut Europe Limited, a wholly-owned subsidiary. Nasdaq determined to dissolve Brut Europe Limited and was placed into members’ voluntary liquidation on July 27, 2005.

On January 1, 2005, Nasdaq purchased the remaining 50.0% interest in the Nasdaq Insurance Agency from AIG NJV, Inc. (“AIG”) for nominal consideration. See “Business Developments and Combinations-Purchase of Nasdaq Insurance Agency,” of Note 3, “Significant Transactions,” for further discussion.

2. Basis of Presentation

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

Beginning with the acquisition of Brut on September 7, 2004, pursuant to the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” (“EITF 99-19”), Nasdaq recorded execution revenues from transactions executed through Brut on a gross basis in revenues and recorded expenses such as liquidity rebate payments as cost of revenues as Brut acts as principal. Prior to the second quarter of 2005, Nasdaq’s other execution revenues were reported net of liquidity rebates as Nasdaq does not act as principal. However, in the second quarter of 2005, under Nasdaq’s new Limitation of Liability Rule, Nasdaq, subject to certain caps, will provide compensation for losses due to malfunctions of the order-execution systems of the Nasdaq Market Center. Therefore, pursuant to EITF 99-19, Nasdaq has recorded all execution revenues from transactions executed through the Nasdaq Market Center on a gross basis in revenues and has recorded liquidity rebate payments as cost of revenues as Nasdaq now has certain risk associated with trade execution subject to rule limitations. This rule change in fact was made on a prospective basis beginning April 1, 2005 as required under GAAP. This rule change did not have a material impact on the consolidated financial position or results of operations of Nasdaq in the second quarter of 2005.

3. Significant Transactions

Business Developments and Combinations

Acquisition of Instinet Group

On April 22, 2005, Nasdaq announced that it entered into a definitive agreement (the “Agreement”) with Instinet to acquire Instinet (the “Acquisition”) and that it concurrently entered into a definitive agreement to sell Instinet’s Institutional Broker division to an affiliate of Silver Lake Partners II, L.P. (“SLP”). Instinet also entered into a definitive agreement to sell its Lynch, Jones & Ryan (“LJR”) subsidiary to Bank of New York prior to consummation of the Nasdaq transaction, which was completed on July 1, 2005. As a result of these transactions, Nasdaq will ultimately own INET ECN (“INET”). In addition, on April 22, 2005, Nasdaq obtained a commitment for a senior secured credit facility and a revolving line of credit, issued new convertible notes and restructured the terms of its original subordinated notes. See “Acquisition,” of Note 4, “Acquisition of Instinet,” and “Acquisition of Instinet,” of Note 11, “Commitments and Contingencies,” for further discussion.

Independent Research Joint Venture

On June 7, 2005, Nasdaq and Reuters announced the formation of The Independent Research Network (“IRN”), a new joint venture which will help public companies obtain independent analyst coverage. The IRN will aggregate multiple, independent research providers to procure and distribute equity research on behalf of under-covered companies to increase the market’s understanding of a company’s fundamental prospects. The service will be targeted to all companies listed in the U.S. as well as private companies looking for research coverage. To fund the operations of the IRN, Nasdaq and Reuters contributed $1.8 million and $1.2 million respectively, in July 2005. Operations are expected to commence in the third quarter of 2005.

Purchase of Nasdaq Insurance Agency

On January 1, 2005, Nasdaq purchased the remaining 50.0% interest in the Nasdaq Insurance Agency from AIG for nominal consideration. The purchase did not have any impact on the operations of the agency. As of January 1, 2005, Nasdaq consolidated Nasdaq Insurance Agency’s results of operations in its Condensed Consolidated Financial Statements. Prior to January 1, 2005, Nasdaq accounted for its investment in Nasdaq Insurance Agency under the equity method of accounting.

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

Acquisition of Brut

On September 7, 2004, Nasdaq completed its acquisition of Brut, the owner of the Brut ECN and affiliated entities, from SunGard for a total consideration of $190.0 million in cash, subject to certain post-closing adjustments. See Note 1, “Organization and Nature of Operations,” for further discussion of the entities acquired. Nasdaq financed the purchase from available cash and investments. As a result of this acquisition, Nasdaq’s customers benefit from enhanced execution quality, additional quote information and a deeper pool of liquidity in Nasdaq-listed securities and securities listed on other exchanges. Nasdaq’s customers also benefit from the ability to access liquidity from multiple destinations outside the Nasdaq Market Center through the use of Brut’s sophisticated order routing technology. See Note 5, “Acquisition of Brut,” for further discussion.

In connection with the transaction, Brut and SunGard entered into a hosting and multi-year processing agreement for SunGard to provide real-time securities clearance and settlement system for certain Nasdaq trades. Brut also contracted with SunGard to host certain software on designated equipment at a SunGard facility for a transitional period. See “Brut Agreements,” of Note 11, “Commitments and Contingencies,” for further discussion.

Related Party Transactions

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

Nasdaq recognized a loss of $3.9 million on the exchange of the preferred securities in retained earnings in the fourth quarter of 2004. This loss was due to the difference between the combined fair market value of the Series C Cumulative Preferred Stock and additional dividend ($137.7 million) versus the redemption value ($133.8 million) of the Series A Cumulative Preferred Stock.

On April 21, 2005, Nasdaq and NASD entered into a Stock Repurchase and Waiver Agreement whereby NASD consented to the financing used in connection with the Acquisition described in Note 4, “Acquisition of Instinet Group”. In exchange for the waiver, Nasdaq repurchased 384,932 shares of its Series C Cumulative Preferred Stock owned by NASD for approximately $40.0 million, which included all accrued and unpaid dividends and Additional Redemption Amounts (as defined in the Certificate of Designations, Preferences and Rights of the Series C Cumulative Preferred Stock) due on these repurchased shares. See “Stock Repurchase and Waiver Agreement,” of Note 4, “Acquisition of Instinet Group,” for further discussion.

Sale of Building

In June 2005, Nasdaq completed the sale of the building it owned in Rockville, Maryland located at 9513 Key West Avenue to NASD for $17.8 million. Nasdaq’s management had decided to sell the building in 2004. The building was classified as held-for-sale and was included in land, buildings and improvements in the Condensed Consolidated Balance Sheets with a carrying value of $17.6 million at December 31, 2004. This facility was Nasdaq’s disaster recovery site. Effective September 2005, Nasdaq will relocate its disaster recovery site to a third party outsource facility. See “Other,” of Note 11, “Commitments and Contingencies,” for further discussion.

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

Related Party Revenues

Nasdaq Technology was established in 2004 and provides software, hosting and disaster recovery services to third parties. Effective November 1, 2004, Nasdaq Technology and NASD entered into a contract for technology development support services for a fixed income trade reporting platform. Revenues for the services are recorded in other Market Services revenues. Prior to the new contract, Nasdaq provided these services on a cost reimbursement basis.

2005 and 2004 Cost Reductions

In connection with taking certain actions to improve its operational efficiency, Nasdaq incurred charges of approximately $5.9 million and $6.0 million during the three months ended June 30, 2005 and 2004, respectively. During the six months ended June 30, 2005 and 2004, Nasdaq incurred charges of approximately $13.4 million and $14.7 million, respectively. The following table summarizes the cost reduction charges included in the Condensed Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in millions)
Real estate consolidation	$1.1	$0.2	$4.4	$0.2
Reductions in force	1.2	1.2	1.6	2.8
Technology migration	3.6	4.6	7.4	11.7

Total cost reduction charges	$5.9	$6.0	$13.4	$14.7

Real Estate Consolidation

During 2004, Nasdaq’s management re-evaluated all of Nasdaq’s owned and leased real estate and determined that Nasdaq would consolidate staff into fewer locations and save significant costs. As a result, Nasdaq shortened the estimated useful life of certain data center and other assets and for the three months ended June 30, 2005 and 2004, recorded charges for accelerated depreciation of $1.1 million and $0.2 million, respectively, and for the six months ended June 30, 2005 and 2004, Nasdaq recorded charges of $4.4 million and $0.2 million, respectively. The charges are included in depreciation and amortization expense in the Condensed Consolidated Statements of Income.

Reductions in Force

During each of the three months ended June 30, 2005 and 2004, Nasdaq recorded charges of $1.2 million and during the six months ended June 30, 2005 and 2004, Nasdaq recorded charges of $1.6 million and $2.8 million, respectively, for severance and outplacement costs, which are included in compensation and benefits expense in the Condensed Consolidated Statements of Income. These charges eliminated 23 and 24 positions during the three months ended June 30, 2005 and 2004, respectively, and 29 and 45 positions during the six months ended June 30, 2005 and 2004, respectively, associated with staff reduction plans. During the three months ended June 30, 2005 and 2004, Nasdaq paid approximately $0.2 million and $1.1 million, respectively, and during the six months ended June 30, 2005 and 2004, Nasdaq paid approximately $0.3 million and $1.3 million, respectively, for severance and outplacement costs from the staff reduction plans. Nasdaq expects to pay the remainder of the severance and outplacement costs by the end of the third quarter of 2006.

Technology Migration

As a result of a review of its technology infrastructure in 2004, Nasdaq shortened the estimated useful life of certain assets and changed the lease terms on certain operating leases associated with its quoting platform and its trading and quoting network as it migrates to lower cost operating environments, which resulted in incremental depreciation and amortization expense. The incremental depreciation and amortization expense associated with these assets was $0.9 million and $2.0 million for the three and six months ended June 30, 2005, respectively. The incremental depreciation and amortization expense for the three and six months ended June 30, 2004 was $4.6 million and $11.7 million, respectively, and included both incremental depreciation and amortization expense on these assets as well as the operating leases.

In November 2004, Nasdaq purchased a technology platform held-for-sale and owned by Easdaq SA/NV, formerly known as Nasdaq Europe SA/NV (“Nasdaq Europe”) (which Nasdaq owned a majority interest in prior to December 18, 2003), for €1.9 million ($2.4 million). Additionally, in order to make use of the purchased technology platform, Nasdaq purchased a license for the use of certain software for $0.5 million. Nasdaq has a multi-year initiative to migrate the applications of the Nasdaq Market Center, our transaction-based platform, to lower cost operating environments and processes. The purchased platform will provide a baseline of functionality for the Nasdaq Market Center. The migration will reduce Nasdaq’s overall costs. As a result of the migration initiative, Nasdaq shortened the estimated useful life of its current application platform and, in addition to the incremental depreciation and amortization expense of $0.9 million and $2.0 million discussed above, Nasdaq recorded incremental amortization expense of $2.7 million and $5.4 million for the three and six months ended June 30, 2005, respectively. These charges are included in depreciation and amortization expense in the Condensed Consolidated Statements of Income.

As a result of the Acquisition, Nasdaq is currently evaluating its technology infrastructure and the above is subject to revision upon completion of the Acquisition.

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

The following table summarizes the strategic review accrual activity from December 31, 2004 through June 30, 2005. These accruals are recorded in other accrued liabilities and accrued personnel costs in the current liabilities section and in other liabilities in the non-current liabilities section of the Condensed Consolidated Balance Sheets. Nasdaq funded the majority of these reserves in 2003 and 2004, except for a $4.6 million contract payment that is due January 2006 and other contractual sublease obligations that will continue through 2010.

	Severance for U.S. Employees	Products & Other	Total
	(in millions)
Accrued liabilities associated with the strategic review at December 31, 2004	$5.4	$0.9	$6.3
Cash payments	(0.7)	(0.3)	(1.0)

Accrued liabilities associated with the strategic review at June 30, 2005	$4.7	$0.6	$5.3

4. Acquisition of Instinet Group

Acquisition

As previously discussed, on April 22, 2005 (See “Business Developments and Combinations-Acquisition of Instinet Group,” of Note 3, “Significant Transactions”), Nasdaq announced that it entered into a definitive agreement with Instinet to acquire Instinet and that Nasdaq concurrently entered into a definitive agreement to sell Instinet’s Institutional Broker division to an affiliate of SLP As a result of these transactions, Nasdaq will ultimately own INET.

Instinet stockholders will receive approximately $1.878 billion in cash, comprised of approximately $934.5 million from Nasdaq, approximately $207.5 million from SLP and the balance from Instinet’s available cash, including approximately $174.0 million received by Instinet for the sale of its LJR subsidiary to Bank of New York. The $1.878 billion is inclusive of any dividends already declared by Instinet to its stockholders in August 2005 as a result of the sale of LJR to Bank of New York.

Completion of the Acquisition is subject to customary closing conditions, including the approval of the Acquisition by Instinet’s shareholders, as well as regulatory approvals, including approval of the SEC and approval under the Hart-Scott Rodino Antitrust Improvements Act of 1976. The proposed sale of Instinet’s Institutional brokerage business to an affiliate of SLP is subject to terms and conditions including, among other things, the closing of the Acquisition, and closing conditions and regulatory approvals that are similar to the closing conditions contained in the Agreement discussed above.

Nasdaq expects the Acquisition to be dilutive to Nasdaq’s stockholders for up to 12 months and anticipates this transaction will be accretive to stockholders thereafter.

To finance the transaction, Nasdaq has:

•	obtained a $750.0 million commitment for 6-year senior term debt along with a $50.0 million 5-year revolving line of credit, with JPMorgan Chase Bank N.A. and Merrill Lynch Capital Corporation acting as joint lead arrangers and joint bookrunners.

•	issued $205.0 million in convertible notes (the “$205 million Convertible Notes”) to affiliates of SLP ($145.0 million) and Hellman & Friedman (“H&F”) ($60.0 million) on April 22, 2005. The $205 million Convertible Notes carry a coupon of 3.75% and will be convertible into Nasdaq common stock at a price of $14.50 per share or 14,137,931 shares subject to adjustment, in general, for any stock split, dividend, combination, recapitalization or similar event. SLP and H&F also received 1.56 and 0.65 million warrants, respectively, to purchase Nasdaq common stock at a price of $14.50. The warrants cannot be exercised on or before April 22, 2006 and expire on the third anniversary of the Acquisition closing date. The cash received from the issuance of the $205 million Convertible Notes is held in a restricted cash account.

In order to facilitate the transaction, H&F also restructured the terms of Nasdaq’s original convertible subordinated notes, extending the maturity date to October 2012, lowering the interest coupon rate to 3.75% from 4.0% and lowering the conversion price to $14.50 from $20.00 or 16,551,724 shares subject to adjustment, in general, for any stock split, dividend, combination, recapitalization or similar event (the “$240 million Convertible Notes”). H&F also received an additional 2.75 million warrants to purchase Nasdaq common stock at a price of $14.50 per share. These warrants also cannot be exercised on or before April 22, 2006 and expire on the third anniversary of the Acquisition closing date. In accordance with EITF Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (“EITF 96-19”), a substantial modification of terms should be accounted for and reported in the same manner as an extinguishment of debt. Nasdaq considered the modification of the terms of Nasdaq’s original convertible subordinated notes to be substantial and therefore recorded a pre-tax charge of $7.4 million related to the restructuring of the $240 million Convertible Notes, which is included in general and administrative expense in the Condensed Consolidated Statements of Income.

On April 22, 2005, Nasdaq entered into an Indenture (the “Indenture”) with Law Debenture Trust Company of New York, as trustee, governing the terms of the $205 million and $240 million Convertible Notes. Both the $205 million and $240 million Convertible Notes are senior unsecured obligations of Nasdaq and rank pari passu in right of payment with all existing and any future senior unsecured indebtedness of Nasdaq, are senior in right of payment to any future subordinated indebtedness of Nasdaq and are junior in right of payment to any senior secured indebtedness. Under the Indenture, Nasdaq’s ability to incur senior secured indebtedness is limited to the $750.0 million 6-year senior term debt and $50.0 million 5-year revolving line of credit to be used to finance the Acquisition, the $25.0 million outstanding Senior Notes and any future senior secured indebtedness provided that at the time of incurrence, Nasdaq maintains a ratio of aggregate senior secured indebtedness to EBITDA (as defined in the Indenture) for the most recent four consecutive quarters of not greater than 4.0 to 1.0.

Also on April 22, 2005, Nasdaq entered into a Guarantee Agreement to which Nasdaq guaranteed the $205.0 million aggregate principal amount borrowed by SLP and H&F entities (the “Loan Agreement”) to purchase the $205 million Convertible Notes. In the event that on the closing date of the Acquisition the Loan Agreement has not been paid in full in cash, Nasdaq will cause the issuance and sale in public or private placement, cash-pay, pay-in-kind, discount or other debt securities that will provide gross proceeds in an aggregate amount not to exceed the aggregate principal amount of the Loan Agreement that has not been repaid in cash (the “Securities Demand”). Nasdaq has obtained in a Securities Commitment Letter dated April 22, 2005 issued by JPMorgan Securities, Inc. (“JPMorgan Securities”) and Merrill Lynch Capital Corporation and Merrill Lynch, Pierce, Fenner and Smith Incorporated, collectively referred as “Merrill Lynch”, which includes a commitment to purchase two-thirds of the securities specified in such Securities Demand from JPMorgan Securities and a commitment to purchase one-third of the securities specified in such Securities Demand from Merrill Lynch.

In addition, Nasdaq agreed to convene a special stockholders meeting to approve, among other matters, the potential issuance of the shares of common stock underlying approximately $7.8 million of the $205 million Convertible Notes (the “Subject Shares”). If the stockholders do not approve of the potential issuance of the Subject Shares, Nasdaq will be required to redeem approximately $4.0 million aggregate principal amount of the $205 million Convertible Notes from SLP for a repurchase price equal to 105.0% of such aggregate principal amount plus any accrued and unpaid interest, but not including the repurchase date. In addition, on or prior to October 24, 2005 or, if later, five business days after the stockholders’ meeting, Nasdaq has the option to repurchase approximately $3.8 million aggregate principal amount of the $205 million Convertible Notes from H&F for a repurchase price in cash equal to 105.0% of such aggregate principal amount plus any accrued and unpaid interest, but not including the repurchase date. If Nasdaq’s stockholders do not approve the issuance of the Subject Shares, Nasdaq intends to exercise such option.

In the event the Acquisition does not occur, the $205 million Convertible Notes issued on April 22, 2005 will be redeemed at par. In addition, the terms of the $240 million Convertible Notes will revert back to the original terms, with limited exceptions. All of the warrants issued are rescindable if the Acquisition is not consummated and are currently recorded as mezzanine equity in the Condensed Consolidated Balance Sheets. Upon completion of the Acquisition, the warrants will be classified as stockholders’ equity.

A further discussion of these transactions is contained in Nasdaq’s Current Report on Form 8-K, dated April 28, 2005.

Long-term Debt

Nasdaq had $467.2 million of outstanding long-term debt ($25.0 million of senior notes and $442.2 million of convertible notes) at June 30, 2005. At June 30, 2005, debt was scheduled to begin to mature in May 2007.

On an as-converted basis as of June 30, 2005, H&F owned an approximate 23.5% equity interest in Nasdaq as a result of H&F’s ownership of the $240 million Subordinated Note, $60.0 million of the $205 million Subordinated Notes, 3,400,000 shares underlying warrants and 500,000 shares of common stock purchased from Nasdaq in a separate transaction. On an as-converted basis as of June 30, 2005, SLP owned an approximate 12.6% equity interest in Nasdaq as a result of SLP’s ownership of $145.0 million of the $205 million Subordinated Notes and 1,562,500 shares underlying warrants.

Stock Repurchase and Waiver Agreement

On April 21, 2005, Nasdaq and NASD entered into a Stock Repurchase and Waiver Agreement whereby NASD consented to the financing described above. In exchange for the waiver, Nasdaq repurchased 384,932 shares of its Series C Cumulative Preferred Stock owned by NASD for approximately $40.0 million, which included all accrued and unpaid dividends and Additional Redemption Amounts (as defined in the Certificate of Designations, Preferences and Rights of the Series C Cumulative Preferred Stock) due on these repurchased shares.

Nasdaq’s Series C Cumulative Preferred Stock is a mandatorily redeemable instrument, however FASB Statement of Financial Accounting Standard (“SFAS”) No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”) further defines mandatorily redeemable instruments as redeemable on a fixed or determinable date and upon an event certain to occur. The redemption of the Series C Cumulative Preferred Stock remains within our control and the date of redemption is not determinable and the event of redemption is not certain or determinable. Therefore, Nasdaq’s Series C Cumulative Preferred Stock remains in stockholders’ equity.

As a result of the Stock Repurchase and Waiver Agreement, the carrying value of the Series C Cumulative Preferred Stock was adjusted to $93.4 million and will accrete to its total redemption value of $95.3 million by December 31, 2005. For the three and six months ended June 30, 2005, Nasdaq recorded accretion of preferred stock of $1.5 million and $2.4 million, respectively. NASD also may be entitled to an additional payment in certain circumstances which may not exceed approximately $11.6 million in aggregate depending on the amount of time the Series C Cumulative Preferred Stock is outstanding and the market price of Nasdaq’s common stock at the time Nasdaq redeems the Series C Cumulative Preferred Stock. At June 30, 2005, the value of the additional payment is reflected in the Condensed Consolidated Balance Sheets at its fair value of $7.2 million. Changes in this account balance are reflected in the Condensed Consolidated Statements of Income in the period of change.

5. Acquisition of Brut

As previously discussed, on September 7, 2004 (See “Business Developments and Combinations-Acquisition of Brut,” of Note 3, “Significant Transactions”), Nasdaq completed its acquisition of Brut and related entities, including Toll, from SunGard for a total consideration of $190.0 million in cash, subject to certain post-closing adjustments. In addition, Nasdaq incurred direct costs of $3.1 million associated with the acquisition. Nasdaq accounted for the acquisition under the purchase method of accounting. Brut and related affiliates are included within the Market Services segment.

Nasdaq had not finalized the allocation of the purchase price as of June 30, 2005. Nasdaq expects future adjustments related to the settlement of post-closing adjustments. An estimation of the purchase price allocation as of September 7, 2004 was prepared and included as part of these financial statements. The initial purchase price was allocated as follows:

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

During the fourth quarter of 2004 and the second quarter of 2005, Nasdaq adjusted the initial allocation of the purchase price. Goodwill, related to the acquisition of Brut, increased from $141.7 million to $141.8 million primarily due to a change in estimates. Nasdaq does not expect future adjustments to the purchase price to be significant.

The following table presents details of the identifiable intangible assets acquired in the Brut acquisition:

	Amount	Estimated Average Useful Life
	(in thousands)	(in years)
Identifiable intangible assets:
Technology	$15,700	10.0
Customer relationships	26,300	10.0

Total	$42,000

Amortization expense related to the intangible assets above for the three and six months ended June 30, 2005 was $1.2 million and $2.4 million, respectively.

The unaudited pro forma combined historical results for the three and six months ended June 30, 2004, as if Nasdaq had acquired Toll and related entities at the beginning of fiscal 2003, are estimated to be:

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
	(in thousands, except per share amount)
Revenues	$164,168	$341,174
Gross margin	124,624	257,877
Net income	4,535	8,775
Basic and diluted earnings per share	$0.01	$0.03

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

The integration of Brut’s services into Nasdaq was seamless to both Nasdaq and Brut customers. Brut continues to operate under the Brut name as a broker-dealer; however, it operates as part of The Nasdaq Stock Market. Brut is subject to the SEC’s Uniform Net Capital Rule (the “Rule”), which requires the maintenance of minimum net capital. Brut has elected to use the alternate method permitted by the Rule to determine its net capital, which requires Brut maintain minimum net capital equal to the greater of $250,000 or 2.0% of combined aggregate debit items, as defined. At June 30, 2005, Brut had net capital of $10.0 million, which was $9.7 million in excess of its required net capital of $0.3 million.

6. Deferred Revenue

Nasdaq’s deferred revenue at June 30, 2005 primarily related to Corporate Client Group fees will be recognized in the following years:

	Initial Listing Fees	Listing of Additional Shares	Annual and Other(1)	Total
	(in thousands)
Fiscal year ended:
2005	$13,350	$18,005	$58,114	$89,469
2006	18,862	28,221	168	47,251
2007	13,837	21,951	—	35,788
2008	11,168	11,698	—	22,866
2009 and thereafter	12,392	1,729	—	14,121

	$69,609	$81,604	$58,282	$209,495

(1)	Includes Corporate Client Group’s annual listing fees, as well as annual fees from mutual fund products from Nasdaq Market Services Subscriptions and licensing revenues from Nasdaq Financial Products.

Nasdaq’s deferred revenue at June 30, 2005 and 2004 is reflected in the following tables. The additions primarily reflect Corporate Client Group revenues charged during the period while the amortization primarily reflects Corporate Client Group revenues recognized during the period in accordance with GAAP.

	Initial Listing Fees	Listing of Additional Shares	Annual and Other	Total
	(in thousands)
Balance at January 1, 2005	$74,300	$75,058	$—	$149,358
Additions	10,568	25,390	115,311	151,269
Amortization	(15,259)	(18,844)	(57,029)	(91,132)

Balance at June 30, 2005	$69,609	$81,604	$58,282	$209,495

	Initial Listing Fees	Listing of Additional Shares	Annual and Other	Total
	(in thousands)
Balance at January 1, 2004	$78,485	$65,957	$—	$144,442
Additions	12,691	25,572	93,060	131,323
Amortization	(15,706)	(18,469)	(47,480)	(81,655)

Balance at June 30, 2004	$75,470	$73,060	$45,580	$194,110

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

The following table sets forth the pension and SERP amounts recognized in compensation and benefits expense in the Condensed Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)
Components of net periodic benefit cost
Service cost	$1,673	$1,458	$3,346	$3,192
Interest cost	1,040	1,101	2,080	2,269
Expected return on plan assets	(746)	(732)	(1,491)	(1,504)
Recognized net actuarial loss	322	285	644	582
Prior service cost recognized	(67)	(85)	(135)	(150)
Amortization of unrecognized transition asset	(14)	(14)	(28)	(28)
Curtailment/settlement loss recognized	—	189	—	181

Benefit cost	$2,208	$2,202	$4,416	$4,542

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

Pro forma information regarding net income and earnings per share is required under SFAS 148 and has been determined as if Nasdaq had accounted for all stock options based on a fair value method. The fair value of each stock option grant was estimated at the date of grant using the Black-Scholes valuation model. Pro forma net income includes the amortization of the fair value of stock options over the vesting period and the 15.0% difference between the fair value and the purchase price of common stock purchased by employees under Nasdaq’s employee stock purchase plan. The pro forma information for the three and six months ended June 30, 2005 and 2004 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands, except per share amounts)
Reported net income	$13,971	$4,785	$26,742	$9,416
Stock-based compensation cost (net of tax of $685, $580, $1,335 and $1,160, respectively)	(1,061)	(898)	(2,068)	(1,797)

Pro forma net income	$12,910	$3,887	$24,674	$7,619

Reported and pro forma basic and diluted earnings per share:
Reported basic	$0.15	$0.02	$0.28	$0.04
Pro forma basic	$0.13	$0.00	$0.26	$0.02
Reported diluted	$0.13	$0.02	$0.26	$0.04
Pro forma diluted	$0.12	$0.00	$0.24	$0.02

In December 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment”, (“SFAS 123(R)”). SFAS 123(R) addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic value method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair value method and recognize the expense in the consolidated statement of income. In April 2005, the SEC announced the adoption of a new rule allowing companies to implement SFAS 123(R) at the beginning of their next fiscal year that begins after June 15, 2005. As a result, Nasdaq will adopt SFAS 123(R) on January 1, 2006. Nasdaq cannot predict the impact of adoption of SFAS 123(R) because the impact will depend on the levels of share-based payments granted in the future. Had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the pro forma net income and the pro forma earnings per share data above.

9. Comprehensive Income

Comprehensive income is composed of net income and other comprehensive income, which includes the after-tax change in unrealized gains and losses on available-for-sale investments, foreign currency translation adjustments and minimum pension liability.

The following table outlines the changes in other comprehensive income for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)
Net income	$13,971	$4,785	$26,742	$9,416
Unrealized gains (losses) on available-for-sale investments, net of taxes	1,008	(1,552)	428	(1,704)
Foreign currency translation adjustment	(126)	26	(115)	(27)

Total change in comprehensive income	$14,853	$3,259	$27,055	$7,685

10. Segments

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

The following table presents certain information regarding these operating segments for the three and six months ended June 30, 2005 and 2004. In the second quarter of 2005, under Nasdaq’s new Limitation of Liability Rule, Nasdaq, subject to certain caps, will provide compensation for losses due to malfunctions of the order-execution systems of the Nasdaq Market Center. See Note 2, “Basis of Presentation,” for further discussion.

	Market Services	Issuer Services	Corporate Items	Consolidated
	(in thousands)
Three Months Ended June 30, 2005
Revenues	$163,626	$56,060	$—	$219,686
Cost of revenues	(89,225)	—	—	(89,225)

Gross margin	74,401	56,060	—	130,461

Pre-tax operating income (loss)	7,051	22,283	(4,548)	24,786

Three Months Ended June 30, 2004
Revenues	$68,931	$51,056	$26	$120,013
Pre-tax operating (loss) income	(11,714)	20,376	(1,301)	7,361

Six Months Ended June 30, 2005
Revenues	$288,741	$110,965	$173	$399,879
Cost of revenues	(143,140)	—	—	(143,140)

Gross margin	145,601	110,965	173	256,739

Pre-tax operating income (loss)	9,331	43,559	(6,783)	46,107

Six Months Ended June 30, 2004
Revenues	$145,056	$103,290	$71	$248,417
Pre-tax operating (loss) income	(22,731)	39,772	(2,555)	14,486

Total assets were $1.1 billion at June 30, 2005 and $814.8 million at December 31, 2004. This $257.2 million increase was primarily due to the proceeds received from the issuance of the $205 million Convertible Notes in April 2005. See “Acquisition,” of Note 4, “Acquisition of Instinet,” for further discussion. This increase would be included in the Corporate Items category.

11. Commitments and Contingencies

Acquisition of Instinet Group

Nasdaq has entered into an Agreement with Instinet to acquire Instinet and has obtained certain commitments to finance the Acquisition. In addition, Nasdaq has entered into a Guarantee Agreement to which Nasdaq guaranteed the $205.0 million aggregate principal amount borrowed by SLP and H&F entities to purchase the $205 million Convertible Notes. See “Acquisition,” of Note 4, “Acquisition of Instinet Group,” for further discussion.

Brut Agreements

Brut contracted with a subsidiary of SunGard, SunGard Financial, for SunGard Financial to provide Brut on-line processing, report services and related services in connection with the clearance of trades. The term of the agreement is five years and began in September 2004 and is automatically renewed at yearly intervals thereafter until terminated by Brut or SunGard Financial. The annual service fee is $10.0 million in the first year, dropping to $8.0 million in the second year and $6.0 million in the third year of the agreement. The annual service fee is subject to price review in years four and five based on market rates, but will not be less than $4.0 million per year. Some additional fees may be assessed based on services needed or requested.

Brut also contracted with SunGard to host certain software on designated equipment at a SunGard facility for a transitional period beginning in September 2004. SunGard developed and operated the computer software programs that enable Brut to operate and provide order entry and execution over its ECN. Under the terms of the original agreement, which began in September 2004 through May 2005, Brut was obligated to pay SunGard approximately $0.1 million per month. On November 29, 2004, an amendment was signed which extended the original agreement through June 30, 2006 and beginning November 30, 2005, Brut had the option to canceling the agreement within 30 days written notice to SunGard. In July 2005, an additional amendment was signed, which was effective August 1, 2005, and reduced the monthly payment to a nominal amount for the remainder of the term of the agreement which now expires in December 2006. After May 1, 2006, Brut may cancel the agreement upon providing SunGard 60 days prior written notice.

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

Nasdaq Insurance Agency

In December 2002, Nasdaq purchased NASD’s 50.0% interest in NASD Insurance Agency (subsequently renamed the Nasdaq Insurance Agency). Nasdaq’s consideration for NASD’s 50.0% interest consisted of an upfront payment of $0.5 million and up to $5.1 million based on Nasdaq Insurance Agency’s stream of contingent cash flow through 2016 (which reflects an agreement in 2004 between Nasdaq and NASD to extend the term from 2011 to 2016). Nasdaq will pay NASD up to: (a) 20.0% of Nasdaq Insurance Agency’s cash flows until Nasdaq has paid NASD $2.3 million from cash flows; (b) 10.0% of Nasdaq Insurance Agency’s cash flows until Nasdaq has paid NASD a cumulative amount of $3.0 million from cash flows; (c) 5.0% of Nasdaq Insurance Agency’s cash flows until the earlier to occur of Nasdaq paying NASD the full cumulative amount of $5.1 million from cash flows or December 31, 2016. As of June 30, 2005, Nasdaq has recorded $0.5 million in dividends to NASD for Nasdaq Insurance Agency’s cash flows. The dividends were reflected as a reduction in additional paid-in capital on Nasdaq’s Condensed Consolidated Balance Sheets.

As previously discussed, on January 1, 2005, Nasdaq purchased the remaining 50.0% interest in Nasdaq Insurance Agency from AIG for nominal consideration. See “Business Developments and Combinations-Purchase of Nasdaq Insurance Agency,” of Note 3, “Significant Transactions,” for further discussion.

MCI

On January 30, 2004, Nasdaq and MCI WorldCom Communications, Inc., formerly WorldCom, Inc., (“MCI”) entered into a global services agreement (the “GSA”), effective May 31, 2004, related to the data network that connects Nasdaq’s market facilities to market participants. The GSA terminated the prior agreement between the two parties. The GSA, which was to expire on December 31, 2005, required usage charges for certain GSA services to be at least $20.0 million during the period from June 1, 2004 to December 31, 2004 and $20.0 million in 2005. In 2004 and 2005, Nasdaq met the minimum usage charges. In the second quarter of 2005, the GSA agreement was amended for a term of 5-years beginning in September 2005. Under the amended agreement, Nasdaq will be able to offer its customers faster and more cost effective access to the Nasdaq network through an upgrade to the current network. Nasdaq will pay MCI a nominal monthly charge for this service that will not be material in future periods.

Other

In June 2005, Nasdaq completed the sale of the Key West building located in Rockville, Maryland to the NASD. This site was Nasdaq’s disaster recovery site. See “Related Party Transactions – Sale of Building,” of Note 3, “Significant Transactions,” for further discussion. Effective September 2005, Nasdaq will relocate its disaster recovery site to a third party outsource facility. A cost effective 5-year agreement which commences in September 2005 and requires a total minimum commitment of $3.2 million was executed with the facility provider.

Leases

Nasdaq leases certain office space and equipment in connection with its operations. The majority of the leases for office space contain escalation clauses based on increases in property taxes and building operating costs.

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

12. Capital Stock and Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands, except share and per share amounts)
Numerator:
Net income applicable to common stockholders:
Net income	$13,971	$4,785	$26,742	$9,416
Preferred stock:
Dividends declared	(785)	(3,547)	(1,790)	(6,346)
Accretion of preferred stock	(1,459)	—	(2,387)	—

Net income available to common stockholders for basic earnings per share	11,727	1,238	22,565	3,070
Interest impact of convertible debt, net of tax	2,296	—	3,755	—

Net income available to common stockholders for diluted earnings per share	$14,023	$1,238	$26,320	$3,070

Denominator:
Weighted average common shares for basic earnings per share	79,401,323	78,535,265	79,206,010	78,517,998
Weighted average effect of dilutive securities:
Employee stock options and awards	3,924,770	405,995	2,591,194	534,822
Convertible debt assumed converted into common stock	26,376,658	—	19,228,043	—
Warrants	211,601	—	—	—

Denominator for diluted earnings per share	109,914,352	78,941,260	101,025,247	79,052,820

Basic and diluted earnings per share:
Basic	$0.15	$0.02	$0.28	$0.04

Diluted	$0.13	$0.02	$0.26	$0.04

Options to purchase 15,099,682 shares of common stock, 445,559 shares of restricted stock, 30,689,665 shares underlying convertible notes and 5,082,412 shares underlying warrants issued by Nasdaq were outstanding at June 30, 2005. For the three months ended June 30, 2005, 14,983,582 of the options outstanding, 445,559 shares of restricted stock, 26,376,658 of the shares underlying the convertible notes and 5,082,412 of the shares underlying the warrants were included in the computation of diluted earnings per share, respectively, on a weighted average basis, as their inclusion was dilutive. For the six months ended June 30, 2005, 9,872,761 of the options outstanding, 319,803 shares of restricted stock and 19,228,043 of the shares underlying convertible notes were included in the computation of diluted earnings per share, respectively, on a weighted average basis, as their inclusion was dilutive. The remaining options, shares of restricted stock and shares underlying the warrants issued by Nasdaq outstanding were considered antidilutive and were properly excluded.

Options to purchase 13,685,559 shares of common stock, 334,909 shares of restricted stock, 12,000,000 shares underlying subordinated notes and 239,824 shares underlying warrants issued by Nasdaq were outstanding at June 30, 2004. For the three and six months ended June 30, 2004, 2,150,000 and 2,250,000 of the options outstanding, respectively, and all of the shares of restricted stock for both the three and six months ended June 30, 2004 were included in the computation of diluted earnings per share, on a weighted average basis, as their inclusion was dilutive. The remaining options, all the shares underlying the warrants issued by Nasdaq and the 12,000,000 shares underlying subordinated notes outstanding were considered antidilutive and were properly excluded.

13. Subsequent Events

Transfer of OTCBB Business to NASD

On July 8, 2005, Nasdaq announced that it plans to enter into an agreement to transfer the Over-the-Counter Bulletin Board

(“OTCBB”) business and the trade reporting of all other Over-the-Counter (“OTC”) securities to NASD. The transfer is subject to approval from the SEC, the signing of a definitive agreement, and other necessary approvals. This development is designated to facilitate corporate structure changes related to Nasdaq achieving exchange status. It is not expected to have a material impact on Nasdaq’s operating results.

Nasdaq and NASD have structured this transfer of the businesses to be seamless to the customers of the OTCBB and OTC trade reporting businesses. Nasdaq will continue to provide the technology and connectivity used to carry out the day-to-day functions of the OTCBB and OTC trade reporting, through a service agreement with NASD, while the OTCBB business will be owned, managed and continue to be regulated by NASD.

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

Nasdaq is a leading provider of securities listing, trading, and information products and services. Nasdaq operates The Nasdaq Stock Market, the largest stock-based equity securities market in the United States, both in terms of number of listed companies and traded share volume. As of June 30, 2005, Nasdaq was home to 3,241 listed companies. Nasdaq also operates the Nasdaq Market Center, which as of June 30, 2005 enabled our customers to trade over 7,800 equity securities. Our revenue sources are diverse and include transaction services revenues, market data product and services revenues, listing fees, and financial product revenues.

Nasdaq offers our products and services for fees that are among the lowest in the industry and are designed to help us maintain and extend our market share. In order to sustain this competitive price strategy, we have significantly reduced operating expenses consistent with our regulatory obligations. We intend to implement further changes to our cost structure to further reduce expenses so that we can maintain our competitive pricing advantage, to attract additional business, and achieve our profitability goals. See “2005 and 2004 Cost Reductions,” of Note 3, “Significant Transactions,” to the condensed consolidated financial statements for further discussion.

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

On September 7, 2004, Nasdaq completed its acquisition of Brut. Accordingly, results for the three and six months ended June 30, 2005 include activity related to Brut. See “Business Developments and Combinations-Acquisition of Brut,” of Note 3, “Significant Transactions,” and Note 5, “Acquisition of Brut,” to the condensed consolidated financial statements for further discussion.

For the three months ended June 30, 2005, Nasdaq’s net income was $14.0 million compared with net income of $4.8 million for the three months ended June 30, 2004, an increase of $9.2 million. For the six months ended June 30, 2005, Nasdaq’s net income was $26.7 million, compared with net income of $9.4 million for the six months ended June 30, 2004, an increase of $17.3 million. For the three and six months ended June 30, 2005, results were positively impacted by lower operating expenses from corporate-wide cost reduction programs. Total expenses were $104.1 million and $207.6 million for the three and six months ended June 30, 2005, respectively, compared with $111.4 million and $231.3 million for the three and six months ended June 30, 2004, respectively, a decrease of $7.3 million, or 6.6%, and $23.7 million or 10.2%, respectively. Also contributing to results were increases in gross margin (revenues less cost of revenues) from our Market Services segment and revenues from our Issuer Services segment. Gross margin from Market Services increased $5.4 million, or 7.8%, to $74.3 million for the three months ended June 30, 2005 compared with $68.9 million for the three months ended June 30, 2004 and slightly increased to $145.6 million for the six months ended June 30, 2005 compared with $145.0 million for the six months ended June 30, 2004. These increases were primarily due to an increase in market share and the percentage of share volume reported to Nasdaq’s systems, additional trading activity due to the acquisition of Brut and changes in revenue sharing under the Nasdaq General Revenue Sharing Program. However, the amount that Nasdaq rebated also increased based on the increases in market share and Brut activity and an increase in certain liquidity rebates. Also, partially offsetting the increase in gross margin were fee reductions for the Nasdaq Market Center introduced in 2004 and declines in both the three and six months ended June 30, 2005 in the subscriber base for legacy Access Services products, which are being discontinued (See Cost Reduction and Operating Efficiencies section below for further discussion.) Issuer Services segment revenues increased $5.0 million, or 9.8%, to $56.1 million for the three months ended June 30, 2005 compared with $51.1 million for the three months ended June 30, 2004 and increased $7.6 million, or 7.4%, to $110.9 million for the six months ended June 30, 2005 compared with $103.3 million for the six months ended June 30, 2004 primarily due to an increase in Corporate Client Group’s annual fees. These current and prior year items are discussed in more detail below.

Beginning with the acquisition of Brut on September 7, 2004, pursuant to EITF 99-19, Nasdaq recorded execution revenues from transactions executed through Brut on a gross basis in revenues and recorded expenses such as liquidity rebate payments as cost of revenues as Brut acts as principal. Prior to the second quarter of 2005, Nasdaq’s other execution revenues were reported net of liquidity rebates as Nasdaq does not act as principal. However, in the second quarter of 2005, under Nasdaq’s new Limitation of Liability Rule, Nasdaq, subject to certain caps, will provide compensation for losses due to malfunctions of the order-execution systems of the Nasdaq Market Center. Therefore, pursuant to EITF 99-19, Nasdaq has recorded all execution revenues from transactions executed through the Nasdaq Market Center on a gross basis in revenues and has recorded liquidity rebate payments as cost of revenues as Nasdaq now has certain risk associated with trade execution subject to rule limitations. This rule change in fact was made on a prospective basis beginning April 1, 2005 as required under GAAP. This rule change did not have a material impact on the consolidated financial position or results of operations of Nasdaq in the second quarter of 2005.

Business and Operating Environment

In recent years, the business environment in which we operate has been characterized by challenging business and economic conditions. Although economic conditions have improved substantially relative to a few years ago, the business environment continues to be characterized by intense competition, both in the trade execution and trade reporting businesses and for new and existing listings, aggressive price cutting in an attempt to increase trading volume market share, an increased emphasis on technological advancements to enhance electronic trading and significant regulatory changes. Our business has been and will continue to be impacted by the following key external factors:

•	the number of companies seeking equity financing, which is affected by factors such as investor demand, the economy, alternative sources of financing, and tax policy;

•	trading volumes in U.S. equity securities, which are driven primarily by overall macroeconomic conditions;

•	competition (in terms of listings, market share, pricing, and product and service offerings);

•	technological advancements; and

•	regulatory developments, particularly Regulation NMS.

These factors will affect our future gross margin, revenues and net income.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Average daily share volume in Nasdaq-listed securities (in billions)	1.78	1.75	1.89	1.89
Percentage of share volume of Nasdaq-listed securities reported to the Nasdaq Market Center	55.7%	47.9%	55.3%	49.3%
Initial public offerings	25	38	45	64
Secondary offerings	50	59	95	135
New listings(1)	66	60	118	119
Number of listed companies(2)	3,241	3,298	3,241	3,298

(1)	Includes initial public offerings, including those completed on a best efforts basis, and listings that switched from other listing venues.
(2)	Number of listed companies as of period end.

The second quarter of 2005 saw increased investor optimism about the future outlook for economic growth. Equity prices increased slightly during the quarter in spite of continued tightening by the Federal Reserve and no significant reduction in energy prices during the quarter. Trading volume in U.S. equity markets increased 7.8% and 2.4% during the three and six months ended June 30, 2005, respectively, compared with the comparable periods of 2004. The increase in equity prices and trading volumes, not withstanding economic uncertainty, negatively impacted the issuance of equity capital and the number of initial public offerings during the period. While new equity financing remained above the depressed levels of 2001 and 2002, the perception of an uncertain economic climate, together with corporate governance and accounting costs and geo-political risk arising from the war in Iraq, contributed to a decline in new equity financing and the inability of certain listed companies to meet listing standards. The relative slow pace of growth for new equity financing and equity prices, along with flat Nasdaq trading volumes created an environment of challenging business conditions for companies in the financial services industry, including us.

We experience competition in our core trading activities such as execution services; quoting and trading capabilities; and reporting services. Many of our competitors have engaged in aggressive price competition by reducing the trade execution transaction fees they charge their customers. As a result of this competition, we have also significantly reduced the trade execution transaction fees we charge our customers, particularly our large-volume customers. In connection with our aggressive pricing strategy, we have initiated significant cost reduction plans consistent with our regulatory obligations and we intend to continue to reduce our cost structure to a point where it is comparable or favorable to our competitors. The acquisition of Brut and the pending acquisition of INET are designed to accelerate our growth initiatives and enhance our operating efficiency. Our revenues from the sale of market information products and services are also under competitive threat from other securities exchanges that trade Nasdaq-listed securities. In January 2004, we implemented a program that provides monetary incentives for quoting market participants to send orders and report trades to the Nasdaq Market Center, named the General Revenue Sharing Program. However, Nasdaq continuously evaluates and refines the program, resulting in certain reductions in amounts paid during 2004 and during the three and six months ended June 30, 2005.

In addition, the NYSE and Archipelago Holdings Inc. (“Archipelago”), operator of ArcaEx, announced in April 2005 that they intend to merge. ArcaEx is a significant competitor of Nasdaq for trading in Nasdaq-listed securities. The combination of NYSE with Archipelago, which has not historically traded Nasdaq-listed securities, could result in an enhanced competitor for trading volume.

We aggressively compete for new listings of initial public offerings. Our primary competitor for larger company listings on The Nasdaq Stock Market is the New York Stock Exchange (the “NYSE”.) We also compete, to a limited extent, with the American Stock Exchange (“Amex”) for listing of smaller, less active companies. In addition, at least one regional exchange, the Pacific Exchange, together with ArcaEx, its exclusive equities trading facility, has indicated that it intends to expand its listings business. The NYSE/Archipelago merger also may increase competition for listings, particularly if the combined entity seeks to attract listings of smaller companies that have not historically qualified for listing on the NYSE. Nasdaq-sponsored financial products are subject to intense competition from other exchange traded funds (“ETFs”), derivatives and structured products as investment alternatives and we are subject to competition for the listing of these products from other exchanges.

The securities industry continues to experience considerable technological change. Some of our competitors who have historically supported a floor-based trading model are increasingly moving to more fully automate their processes. While one consequence of these initiatives has been to highlight the advantages of the electronic trading model, another consequence has been to shorten the expected life of legacy hardware and architecture as market centers rapidly innovate in order to offer their customers the best possible platform. In addition, our competitors’ migration to electronic trading could further increase the competitive pressures on us.

On April 20, 2005, the NYSE and Archipelago announced that they had entered a definitive merger agreement. While Nasdaq has yet to determine fully the competitive impact of this transaction, a combined NYSE/ArcaEx will have a significant market share in trading of Nasdaq-listed securities and could present additional competitive challenges with respect to listings. The NYSE will also gain access to Archipelago’s technology which could accelerate the NYSE’s migration to electronic trading.

On June 9, 2005 the SEC adopted Regulation NMS. The Regulation has four primary components, the Sub-Penny Rule, the Order Protection Rule, the Access Rule, and the Market Data Rule. Collectively, these rules represent the most significant changes in the regulatory environment for equity security trading since the 1970s. The implications of the rule are far reaching and may fundamentally alter Nasdaq’s competitive position. The Sub-Penny rule, which prohibits quoting in price increments of less than one penny for stocks included in the national market system (which can be traded as national securities exchanges, alternative trading systems and Nasdaq) priced above one dollar, is scheduled to become effective in January 2006 and is not expected to materially affect Nasdaq’s operations or businesses. The remaining provisions of Regulation NMS become effective in mid-2006. The Order Protection Rule is intended to protect limit orders displayed in electronic execution systems by prohibiting executions at inferior prices by any market, exchange or broker/dealer. The Access Rule creates new accessibility requirements for market centers to insure connectivity between markets and limits the fees a market center may charge for accessing its quotes to $0.003 per share. The Order Protection and Access Rules may (i) lead to unforeseeable structural change in how securities trade and report, (ii) impose significant regulatory compliance costs upon us, (iii) reduce the number of orders routed to our systems for execution, (iv) reduce our flexibility in the setting of fees, and/or (v) reduce the number of internalized trades reported to The Nasdaq Stock Market. These two rules and the Market Data Rule, which adopts a 50-50 allocation between dollar volume and quotes in the place of the current allocation on trades and shares, could reduce the market data fees or revenues we currently receive. Consequently, our business, financial condition and results of operations may be adversely affected. There is also a risk that the rules may materially change during implementation which would undermine business plans and investments that have been made based on the current form of the rules. While the consequences of the new rules cannot be fully foreseen, Nasdaq intends to vigorously defend our existing businesses while pursuing new opportunities created by the rules.

We are continuously looking for opportunities to further grow our business and compete more effectively, among others, we recently have:

•	Entered into an agreement to acquire Instinet, subject to customary closing conditions. Immediately after consummation of the Acquisition, we have agreed to sell Instinet’s institutional brokerage business to an affiliate of SLP. After the sale of the institutional brokerage business, we will own INET. Nasdaq expects the Acquisition to be dilutive to Nasdaq’s stockholders for up to 12 months and anticipates this transaction will be accretive to stockholders thereafter. See “Business Developments and Combinations-Acquisition

of Instinet Group,” of Note 3, “Significant Transactions,” and “Acquisition,” of Note 4, “Acquisition of Instinet Group,” to the condensed consolidated financial statements for further discussion.

•	Acquired in September 2004 and successfully integrated Brut, the owner and operator of the Brut ECN, from SunGard. See “Business Developments and Combinations-Acquisition of Brut,” of Note 3, “Significant Transactions,” and Note 5, “Acquisition of Brut,” to the condensed consolidated financial statements for further discussion.

•	Introduced the Opening Cross and Closing Cross, centralized price discovery facilities for Nasdaq-listed securities at the market open and market close, respectively in 2004.

In addition, in the first quarter of 2005, we listed our shares on The Nasdaq National Market and broadened our investor base through a successful secondary offering. See “Related Party Transactions-Secondary Offering,” of Note 3, “Significant Transactions,” to the condensed consolidated financial statements for further discussion.

Cost Reduction and Operating Efficiencies

We have taken significant steps to grow our business and enhance our competitive position, including developing fast, reliable and scalable systems, focusing on maintaining an efficient cost structure, designing a competitive pricing strategy for our products and services consistent with our regulatory obligations and pursuing acquisitions designed to yield cost savings through technology and corporate synergies. We have successfully reduced our technology costs, eliminated non-core products, scaled back our workforce and consolidated our real estate facilities and consolidated our operations. We expect to realize additional savings by outsourcing our disaster recovery systems in September 2005, which resulted in proceeds from the sale of Nasdaq-owned real estate that will no longer be needed to house the current disaster recovery data center. We continue to migrate our technology operations to fewer, scalable, less expensive non-proprietary platforms. We are also continuing to take steps to exit certain low-margin businesses, primarily relating to providing proprietary network connectivity to the Nasdaq Market Center. As we phase out these low margin Access Services, we expect our revenues to decrease but we expect the corresponding expenses to decrease at a greater rate. As a result, for the three and six months ended June 30, 2005, we reduced total direct expenses by $6.0 million, or 6.0%, from $99.7 million to $93.7 million and by $21.3 million, or 10.2%, from $208.1 million to $186.8 million, respectively, as compared with the same periods of 2004. During the three and six months ended June 30, 2005, in connection with taking certain actions to improve our operational efficiency, we incurred charges of approximately $5.9 million and $13.4 million, respectively. During the three and six months ended June 30, 2004, we incurred similar charges of approximately $6.0 million and $14.7 million, respectively.

Some of the key steps we have taken to reduce our costs and expenses include:

•	Reducing our computer operations and communications primarily through the renegotiation of contracts with major suppliers and a reduction in the number of technology operating platforms that we support. For the first six months of 2005, our computer operations and data communications expense was $32.1 million compared with $58.6 million for the same period in 2004;

•	Reducing our headcount from 870 at June 30, 2004 to 768 at June 30, 2005, which includes the employees acquired in the Brut and Nasdaq Insurance Agency transactions;

•	Consolidating our real estate facilities from approximately 528,800 square feet as of June 2004 to approximately 441,350 square feet as of September 2005, when we will vacate our current disaster recovery data center, which we recently sold; and

•	Disposing of our interest in non-core and international joint ventures: Nasdaq Deutschland (August 2003), IndigoMarkets (September 2003) and Nasdaq Europe (December 2003).

We believe that our actions have positioned us to compete aggressively in all aspects of our business. We plan to continue to rationalize our business activities and generate additional cost savings by managing our expense base and pursuing additional operational efficiencies and have identified additional expense reduction opportunities in computer operations and real estate that we intend to pursue. See “2005 and 2004 Cost Reductions,” of Note 3, “Significant Transactions,” to the condensed consolidated financial statements for further discussion. We believe that the proposed INET transaction, once consummated, could provide additional opportunities for cost reductions and synergies.

Sources of Revenues

Market Services

Nasdaq Market Center

The Nasdaq Market Center is our transaction-based platform that provides our market participants with access to The Nasdaq Stock Market execution services, such as quoting and trading capabilities, and reporting services such as trade reporting and risk management. We provide these quoting, trading, and trade reporting services for securities listed on The Nasdaq National Market and The Nasdaq SmallCap Market as well as for securities authorized for trading on the OTCBB and for exchange-listed securities that are traded in the OTC market by NASD members.

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

The Nasdaq Market Center also provides three primary revenue-generating reporting services: trade reporting, trade comparison and risk management. Although we do not currently charge market participants for most of the trades they report to us, we do earn revenues for all trades reported to us in the form of shared market information revenues under the Unlisted Trading Privileges (“UTP”) Plan.

Trade comparison revenues are generated by matching two market participants to a trade that they have submitted to us for trade reporting for a fee. We also provide clearing firms with risk management services for a fee to assist them in monitoring their exposure to their correspondent brokers.

Finally, the Nasdaq Market Center provides market participants with the ability to access, process, display and integrates orders and quotes. We provide our market participants with several alternatives for accessing the Nasdaq Market Center for a fee. We are taking steps to exit certain low-margin businesses such as legacy Access Services products. As we phase out these businesses, we expect our revenues to decrease but we expect the corresponding expenses to decrease at a greater rate.

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

In our role as the Securities Information Processor, we disseminate information to data vendors, which the data vendors then sell to the public. After deducting our expenses incurred as the Securities Information Processor, we distribute the tape fees to the respective UTP Plan participants, including ourselves, based on a combination of the participants’ respective annual trade volume and share volume. Since our sharing in the UTP Plan is based on our market share, our revenues from the sale of market information products and services are under competitive pressure from other securities exchanges that trade Nasdaq-listed securities. As a result, we have implemented a program, named the General Revenue Sharing Program, that provides an incentive for quoting market participants to send orders and report trades to the Nasdaq Market Center to stabilize Nasdaq’s share of UTP Plan revenues.

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

Issuer Services

Corporate Client Group

The Corporate Client Group provides customer support services and products to Nasdaq-listed companies and is responsible for obtaining new listings on The Nasdaq Stock Market. We charge issuers an initial listing fee, a fee for listing of additional shares and an annual fee. The initial listing fee for securities listed on The Nasdaq Stock Market includes a listing application fee and a total shares outstanding fee. The fee for listing of additional shares is based on the total shares outstanding, which we review quarterly. Annual fees for securities listed on The Nasdaq Stock Market are based on total shares outstanding. In the beginning of 2005, Nasdaq increased the amount of its annual fees for both The Nasdaq National and Nasdaq SmallCap Markets in a range of approximately 14.0% to 31.0%. Initial listing and listing of additional shares fees are recognized on a straight-line basis over estimated service periods, which are six and four years, respectively, based on our historical listing experience, pursuant to the requirements of SEC Staff Accounting Bulletin Topic 13: Revenue Recognition.

On January 1, 2005, Nasdaq purchased the remaining 50.0% interest in the Nasdaq Insurance Agency from AIG for nominal consideration. The agency provides insurance brokerage services and specializes in the director and officer liability insurance market. The purchase of the Nasdaq Insurance Agency provides current and future Nasdaq-listed companies with a full service corporate insurance broker offering customized risk management advice and insurance placement services.

Nasdaq Financial Products

Nasdaq Financial Products is responsible for introducing products that leverage, extend and enhance the Nasdaq brand, such as Nasdaq indices and QQQ, an ETF based on the Nasdaq-100 Index. Nasdaq Financial Products oversees the licensing of third party Nasdaq-branded financial products based on Nasdaq indices. In addition to licensing revenues, these products, particularly ETFs, can lead to increased investments in companies listed on The Nasdaq Stock Market, which, in turn, could benefit our Market Services revenues.

We license the right to use our trademarks in connection with trading QQQ under the UTP Plan to major stock markets in the United States. Every major options market in the United States also licenses the right to use our trademarks to trade the equity options on QQQ from us. We receive license fees for our trademark licenses that vary by product based on assets or number or underlying dollar value of contracts issued. In addition, QQQ has a national advertising campaign, which is separate from ours and paid for by QQQ, that demonstrates the success of the issuers included in the Nasdaq-100 Index.

Operating Results

The following table sets forth total revenues by segment, cost of revenues and gross margin:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in millions)
Market Services	$163.6	$68.9	$288.7	$145.0
Issuer Services	56.1	51.1	110.9	103.3
Other	—	—	0.2	0.1

Total revenues	$219.7	$120.0	$399.8	$248.4

Liquidity rebates	(69.2)	—	(104.5)	—
Brokerage, clearing and exchange fees	(20.1)	—	(38.6)	—

Total cost of revenues	(89.3)	—	(143.1)	—

Gross margin	$130.4	$120.0	$256.7	$248.4

MARKET SERVICES

The following table sets forth revenues, cost of revenues and gross margin from Market Services:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in millions)
Nasdaq Market Center:
Revenues	$136.5	$78.9	$270.1	$166.4
Liquidity rebates(1)	—	(31.2)	(35.5)	(64.6)
Tape fee revenue sharing	(2.4)	(1.9)	(4.5)	(4.7)
Nasdaq General Revenue Sharing Program	(0.1)	(0.7)	(0.2)	(1.5)

Total Nasdaq Market Center revenues	134.0	45.1	229.9	95.6
Cost of revenues
Liquidity rebates(1)	(69.2)	—	(104.5)	—
Brokerage, clearing and exchange fees	(20.1)	—	(38.6)	—

Total cost of revenues	(89.3)	—	(143.1)	—

Gross margin from Nasdaq Market Center	44.7	45.1	86.8	95.6

Nasdaq Market Services Subscriptions:
Revenues(2)	46.0	46.2	92.9	93.4
Nasdaq General Revenue Sharing Program	(1.2)	(4.5)	(3.2)	(9.5)
UTP Plan revenue sharing	(19.6)	(20.2)	(39.7)	(39.1)

Total Nasdaq Market Services Subscriptions revenues	25.2	21.5	50.0	44.8

Other Market Services revenues	4.4	2.3	8.8	4.6

Gross margin from Market Services	$74.3	$68.9	$145.6	$145.0

(1)	As noted in Note 2, “Basis of Presentation,” to the condensed consolidated financial statements, Nasdaq began reporting all execution revenues from transactions executed through the Nasdaq

Market Center on a gross basis in revenues and has recorded liquidity rebate payments as cost of revenues as Nasdaq now has certain risk associated with trade execution subject to rule limitations. This change in fact was made on a prospective basis beginning April 1, 2005 as required under GAAP.

(2)	Includes eligible and non-eligible UTP Plan revenues. Eligible UTP Plan revenues are associated with the calculation and dissemination of the consolidated national best bid and best offer (“inside quote”) and last sale information. These revenues are shared among UTP Plan participants. Non-eligible UTP Plan revenues are associated with the calculation and dissemination of proprietary Nasdaq information and are not shared among UTP Plan participants.

Nasdaq Market Center

Nasdaq Market Center revenues increased $57.6 million, or 73.0%, and increased $103.7 million, or 62.3%, in the three and six months ended June 30, 2005, respectively, compared with the three and six months ended June 30, 2004, respectively, primarily due to additional trading activity due to the acquisition of Brut and increases in Nasdaq’s execution market share and the percentage of share volume reported to Nasdaq’s systems. Partially offsetting these increases were fee reductions for the Nasdaq Market Center introduced in 2004 and a decline in the subscriber base for legacy Access Services products, which are being discontinued. However, despite increases in revenues, gross margin from Nasdaq Market Center decreased slightly in the three months ended June 30, 2005 compared with the three months ended June 30, 2004 to $44.7 million and decreased $8.8 million, or 9.2%, to $86.8 million in the six months ended June 30, 2005 compared with the six months ended June 30, 2004. Cost of revenues were $89.3 million and $143.1 million for the three and six months ended June 30, 2005, respectively. The decreases in gross margin were due to an increase in the amount that Nasdaq rebated as a result of the increases from Brut activity and market share and an increase in certain liquidity rebates. Nasdaq Market Center liquidity rebate, in which we credit a portion of the per share execution charge to the market participant that provides the liquidity, was $69.2 million and $104.5 million for the three and six months ended June 30, 2005, respectively, of which $33.0 million relates to liquidity rebate payments for the non-Brut portion of the Nasdaq Market Center for both the three and six months ended June 30, 2005. The remaining rebate amounts of $36.2 million and $71.5 million for the three and six months ended June 30, 2005, respectively, are Brut liquidity rebates. Brokerage, clearing and exchange fees were $20.1 million and $38.6 million for the three and six months ended June 30, 2005, respectively, and are additional cost of revenues for Brut. Pursuant to EITF 99-19, Nasdaq recorded execution revenues from transactions executed through Brut on a gross basis in revenues and recorded expenses such as liquidity rebate payments as cost of revenues as Brut acts as principal. Prior to the second quarter of 2005, Nasdaq’s other execution revenues were reported net of liquidity rebate, which totaled $31.2 million for the three months ended June 30, 2005 and $35.5 million and $64.6 million for the six months ended June 30, 2005 and 2004, respectively, as Nasdaq does not act as principal. However, in the second quarter of 2005, under Nasdaq’s new Limitation of Liability Rule, Nasdaq, subject to certain caps, will provide compensation for losses due to malfunctions of the order-execution systems of the Nasdaq Market Center. Therefore, pursuant to EITF 99-19, Nasdaq has recorded all execution revenues from transactions executed through the Nasdaq Market Center on a gross basis in revenues and has recorded liquidity rebate payments as cost of revenues as Nasdaq now has certain risk associated with trade execution subject to rule limitations. This rule change in fact was made on a prospective basis beginning April 1, 2005 as required under GAAP. This rule change did not have a material impact on the consolidated financial position or results of operations of Nasdaq in the second quarter of 2005.

Nasdaq Market Center tape fee revenue sharing increased $0.5 million, or 26.3%, in the three months ended June 30, 2005 and decreased $0.2 million, or 4.3%, for the six months ended June 30, 2005, compared with the same periods of 2004. We share tape fee revenues from NYSE-listed and Amex-listed securities through Nasdaq Market Center tape fee revenue sharing. We earn tape fee revenues from NYSE-listed and Amex-listed securities based upon both the percentage of trades reported to the Nasdaq Market Center for securities listed on these exchanges and the size of NYSE and Amex revenue sharing pools. The increase in the three months ended June 30, 2005 was primarily due to an increase in Nasdaq’s market share in both NYSE-listed and Amex-listed securities. However, in the first quarter of 2005, Nasdaq’s market share in Amex-listed securities was lower resulting in a decrease in the amount of tape fee revenue sharing for the six months ended June 30, 2005 compared with the six months ended June 30, 2004. Partially offsetting the decrease in tape fee revenue sharing for the six months ended June 30, 2005, was an increase in Nasdaq’s market share in NYSE-listed securities on a year-to-date basis.

In January 2004, the Nasdaq Market Center began sharing revenues under the Nasdaq General Revenue Sharing Program. This discretionary program shares operating revenue, which is interpreted to mean net revenue after expenses from all services that derive revenue from member trading and trade-reporting activity in Nasdaq-listed securities. As such, the program is designed to provide an incentive for quoting market participants to send orders and report trades to The Nasdaq Market Center. The amount of Nasdaq Market Center revenues shared under the Nasdaq General Revenue Sharing Program decreased $0.6 million, or 85.7%, in the three months ended June 30, 2005 and decreased $1.3 million, or 86.7%, for the six months ended June 30, 2005, compared with the same periods of 2004. This decrease was primarily due to changes in revenue sharing under the program.

Nasdaq Market Services Subscriptions

We provide subscribers with inside quote and last trade information through Level 1, the best quote information for each market participant through Nasdaq Quotation Dissemination Services and all price levels for each market participant through TotalView. These services are provided for securities listed on The Nasdaq Stock Market to both professional and non-professional users. We also provide Mutual Fund Quotation Service, a service that collects and disseminates daily price and related data for unit investment trusts, mutual funds and money market funds that are subscribers to this service. These subscription revenues, which include eligible and non-eligible UTP Plan revenues, decreased slightly for the three and six months ended June 30, 2005 compared with the same periods of 2004.

In January 2004, Nasdaq began sharing Market Services Subscriptions revenues under the Nasdaq General Revenue Sharing Program, discussed above. The amount of Nasdaq Market Services Subscriptions revenues shared under the Nasdaq General Revenue Sharing Program decreased $3.3 million, or 73.3%, in the three months ended June 30, 2005 and decreased $6.3 million, or 66.3%, for the six months ended June 30, 2005, compared with the same periods of 2004. These decreases were primarily due to changes in revenue sharing under the program.

Nasdaq also shares tape fee revenues (i.e., revenues from the sale of tape data) for Nasdaq-listed securities through the UTP Plan. Under the revenue sharing provision of the UTP Plan, Nasdaq is permitted to deduct certain costs associated with acting as the exclusive Securities Information Processor from the total amount of tape fees collected. After these costs are deducted from the tape fees, Nasdaq distributes to the respective UTP Plan participants, including Nasdaq, their share of tape fees based on a combination of their respective trade volume and share volume. Nasdaq tape fee revenue sharing allocated to UTP Plan participants decreased $0.6 million, or 3.0%, in the three months ended June 30, 2005 and increased $0.6 million, or 1.5%, for the six months ended June 30, 2005, compared with the same periods of 2004. The decrease in UTP Plan revenue sharing in the three months ended June 30, 2005 was primarily due to a stronger market share, which includes Brut trade reporting activity, decreasing the amount Nasdaq shared with UTP participants. Brut began to report its trades to the Nasdaq Market Center on September 1, 2004. See “Business Developments and Combinations-Acquisition of Brut,” of Note 3, “Significant Transactions,” and Note 5, “Acquisition of Brut,” to the condensed consolidated financial statements for further discussion. Partially offsetting the stronger market share, was a reduction in the costs of operating the Securities Information Processor and administering the UTP Plan. Nasdaq operates the Securities Information Processor and administers the UTP Plan, and due to significant cost reduction efforts within Nasdaq, Nasdaq has been able to reduce the costs of those activities, to the benefit of all UTP Plan exchanges that trade Nasdaq securities. Nasdaq does not generate a profit from operating the Securities Information Processor or administering the UTP Plan. The cost reductions resulted in an increase in net shareable income. For the six months ended June 30, 2005, the reduction in the costs of running the UTP Plan were greater than the increase in market share, resulting in an increase in UTP Plan revenue sharing.

Other Market Services

Other Market Services revenues increased $2.1 million, or 91.3%, for the three months ended June 30, 2005 and increased $4.2 million, or 91.3%, for the six months ended June 30, 2005, compared with the same periods of 2004. These increases were primarily due to the receipt of revenues from NASD in 2005 for technology and development support services provided to NASD for a fixed income trade reporting platform. As discussed in “Related Party Transactions-Related Party Revenues,” of Note 3, “Significant Transactions,” to the condensed consolidated financial statements, Nasdaq entered into a new contract with NASD in November 2004 for these services.

ISSUER SERVICES

The following table sets forth revenues from Issuer Services:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in millions)
Issuer Services:
Corporate Client Group	$46.0	$41.2	$91.1	$81.7
Nasdaq Financial Products	10.1	9.9	19.8	21.6

Total Issuer Services revenues	$56.1	$51.1	$110.9	$103.3

Corporate Client Group

The following table sets forth the revenues from the Corporate Client Group as reported in accordance with GAAP (“as reported”) and as would be reported on a non-GAAP basis (“billed basis”). We believe that the presentation of billed basis revenues, as they relate to listing of additional shares fees and initial listing fees, is a good indicator of current Corporate Client Group activity as billed basis information excludes the effects of recognizing revenues related to initial listing fees and listing of additional shares fees over the six and four year periods, respectively.

	Three Months Ended June 30,				Six Months Ended June 30,
	2005		2004		2005		2004
	As Reported	Billed Basis	As Reported	Billed Basis	As Reported	Billed Basis	As Reported	Billed Basis
	(in millions)
Annual renewal fees	$26.7	$26.7	$22.6	$22.6	$52.8	$52.8	$44.8	$44.8
Listing of additional shares fees	9.5	15.0	9.2	14.6	18.8	25.4	18.5	25.6
Initial listing fees	7.5	5.8	7.8	6.6	15.3	10.5	15.8	12.7
Other Corporate Client Group revenues	2.3	2.3	1.6	1.6	4.2	4.2	2.6	2.6

Total Corporate Client Group revenues	$46.0	$49.8	$41.2	$45.4	$91.1	$92.9	$81.7	$85.7

Corporate Client Group revenues, on an as reported basis, increased $4.8 million, or 11.7%, in the three months ended June 30, 2005 and increased $9.4 million, or 11.5%, for the six months ended June 30, 2005, compared with the same periods of 2004.

Corporate Client Group revenues are primarily derived from fees for annual renewals, listing of additional shares and initial listings for companies listed on The Nasdaq Stock Market. Fees are generally calculated based upon total shares outstanding for the issuing company. These fees are initially deferred and amortized over the estimated periods for which the services are provided. Revenues from annual renewal fees are amortized on a pro-rata basis over the calendar year and initial listing fees and listing of additional shares fees are amortized over six and four years, respectively. The difference between the as reported revenues and the billed basis revenues is due to the amortization of fees in accordance with GAAP. See Note 6, “Deferred Revenue,” to the condensed consolidated financial statements for further discussion.

Annual renewal fees on both an as reported and billed basis increased $4.1 million, or 18.1%, in the three months ended June 30, 2005 and increased $8.0 million, or 17.9%, for the six months ended June 30, 2005, compared with the same periods of 2004. These increases were primarily due to an increase in annual renewal fees in 2005 for both The Nasdaq National and Nasdaq SmallCap Markets in a range of approximately 14.0% to 31.0%. Partially offsetting the increases in fees was a reduction in the number of companies listed on The Nasdaq Stock Market from 3,333 on January 1, 2004 to 3,271 on January 1, 2005, the date on which listed companies are billed their annual fees. The decrease in the number of listed companies in 2005 was due to 322 issuers delisted by Nasdaq during 2004 primarily for failure to meet The Nasdaq Stock Market’s listing standards and other reasons, including mergers and acquisitions. Partially offsetting this decline were 260 new listings in 2004.

Listing of additional shares fees, on an as reported basis, increased $0.3 million, or 3.3%, in the three months ended June 30, 2005 and increased $0.3 million, or 1.6%, for the six months ended June 30, 2005, compared with the same periods of 2004. On a billed basis, listing of additional shares fees increased $0.4 million, or 2.7%, in the three months ended June 30, 2005 and decreased $0.2 million, or 0.8%, for the six months ended June 30, 2005, compared with the same periods of 2004. There were 50 and 95 secondary offerings during the three and six months ended June 30, 2005, respectively, compared with 59 and 135 secondary offerings during the same periods of 2004.

Initial listing fees, on an as reported basis, decreased $0.3 million, or 3.8%, in the three months ended June 30, 2005 and decreased $0.5 million, or 3.2%, for the six months ended June 30, 2005, compared with the same periods of 2004. On a billed basis, initial listing fees decreased $0.8 million, or 12.1%, in the three months ended June 30, 2005 and decreased $2.2 million, or 17.3%, for the six months ended June 30, 2005, compared with the same periods of 2004. The decreases in initial listing fees on a billed basis were primarily due to declines in the number of initial public offerings. There were 66 new listings, including 25 new initial public offerings, during the three months ended June 30, 2005 compared with 60 new listings, including 38 new initial public offerings, during the same period of 2004. During the six months ended June 30, 2005, there were 118 new listings including 45 new public offerings compared with 119 new listings, including 64 new public offerings, during the six months ended June 30, 2004.

Other Corporate Client Group revenues on both an as reported and billed basis increased $0.7 million, or 43.8%, in the three months ended June 30, 2005 and increased $1.6 million, or 61.5%, for the six months ended June 30, 2005, compared with the same periods of 2004. These increases were primarily due to the acquisition of the remaining 50.0% interest in the Nasdaq Insurance Agency on January 1, 2005. The Nasdaq Insurance Agency’s revenues increased in both the three and six months ended June 30, 2005 compared with the same periods of 2004, primarily due to new business efforts, partially offset by price reductions.

Nasdaq Financial Products

The following table sets forth revenues from Nasdaq Financial Products:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in millions)
Licensing revenues	$9.1	$8.9	$18.0	$19.8
Other Nasdaq Financial Products revenues	1.0	1.0	1.8	1.8

Total Nasdaq Financial Products revenues	$10.1	$9.9	$19.8	$21.6

Nasdaq Financial Products revenues increased $0.2 million, or 2.0%, in the three months ended June 30, 2005 and decreased $1.8 million, or 8.3%, for the six months ended June 30, 2005, compared with the same periods of 2004.

Licensing revenues increased $0.2 million, or 2.2%, in the three months ended June 30, 2005 and decreased $1.8 million, or 9.1%, for the six months ended June 30, 2005, compared with the same periods of 2004. The decrease in the six months ended June 30, 2005 was primarily due to reduced licensing revenues related to the QQQ as a result of its listing moving from Amex to The Nasdaq Stock Market in the fourth quarter of 2004. Licensing revenues primarily include trademark and licensing revenues related to the QQQ and other financial products linked to Nasdaq indices issued in the United States and abroad. QQQQ is the trading symbol for the shares of the Nasdaq-100 Index Tracking Stock. QQQ is one of the registered names of the Nasdaq-100 Index Tracking Stock. QQQ represents units of beneficial interest in a unit investment trust, the Nasdaq-100 Trust that holds shares of the top 100 U.S. and international non-financial stocks listed on The Nasdaq Stock Market that comprise the Nasdaq-100 Index.

Direct Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in millions)
Compensation and benefits	$36.9	$36.9	$74.2	$74.3
Marketing and advertising	2.0	3.6	3.4	6.2
Depreciation and amortization	14.9	16.5	33.1	36.1
Professional and contract services	7.0	4.7	14.0	9.9
Computer operations and data communications	15.9	27.4	32.1	58.6
Provision for bad debts	(0.7)	0.4	(0.2)	0.6
Occupancy	7.1	6.9	14.2	14.2
General and administrative	10.6	3.3	16.0	8.2

Total direct expenses	$93.7	$99.7	$186.8	$208.1

Direct expenses decreased $6.0 million, or 6.0%, in the three months ended June 30, 2005 and decreased $21.3 million, or 10.2%, for the six months ended June 20, 2005, compared with the same periods of 2004. These decreases were primarily due to reductions in computer operations and data communications expense, partially offset by increases in general and administrative expense.

Compensation and benefits expense was flat in the three months ended June 30, 2005 and decreased slightly for the six months ended June 30, 2005, compared with the same periods of 2004. For both the three and six months ended June 30, 2005, compensation savings from headcount reductions were mostly offset by an increase in employee benefit obligations. In 2004, 146 positions were eliminated and in the three and six months ended June 30, 2005, there were additional workforce reductions eliminating 23 and 29 positions, respectively. Total headcount was 768 on June 30, 2005 compared with 870 on June 30, 2004. See “2005 and 2004 Cost Reductions,” of Note 3, “Significant Transactions,” to the condensed consolidated financial statements for further discussion.

Marketing and advertising expense decreased $1.6 million, or 44.4%, in the three months ended June 30, 2005 and decreased $2.8 million, or 45.2%, for the six months ended June 30, 2005, compared with the same periods of 2004. These decreases were primarily due to a decline in overall marketing and advertising expenditures, as part of Nasdaq’s cost reduction plan.

Depreciation and amortization expense decreased $1.6 million, or 9.7%, in the three months ended June 30, 2005 and decreased $3.0 million, or 8.3%, for the six months ended June 30, 2005, compared with the same periods of 2004. These decreases in depreciation and amortization expense were primarily due to declines in incremental depreciation and amortization expense on certain equipment associated with Nasdaq’s quoting platform and its trading and quoting network as Nasdaq migrates to lower cost operating environments as part of Nasdaq’s cost reduction plan. See “2005 and 2004 Cost Reductions,” of Note 3, “Significant Transactions,” to the condensed consolidated financial statements for further discussion. Partially offsetting these decreases was intangible amortization expense on identifiable intangible assets acquired in the Brut acquisition. See “Business Developments and Combinations-Acquisition of Brut,” of Note 3, “Significant Transactions,” and Note 5, “Acquisition of Brut,” to the condensed consolidated financial statements for further discussion.

Professional and contract services expense increased $2.3 million, or 48.9%, in the three months ended June 30, 2005 and increased $4.1 million, or 41.4%, for the six months ended June 30, 2005, compared with the same periods of 2004. These increases were primarily due to reduced cost reimbursements for support services from NASD related to a new contract entered into with NASD on November 1, 2004 for a fixed income trade reporting platform. See “Related Party Transactions-Related Party Revenues,” of Note 3,

“Significant Transactions,” to the condensed consolidated financial statements for further discussion. Also contributing to the increases for both periods were increases in professional fees associated with Sarbanes-Oxley compliance and activities related to Brut and for the six months ended June 30, 2005, increases in legal and audit fees associated with Nasdaq’s secondary offering on February 15, 2005.

Computer operations and data communications expense decreased $11.5 million, or 42.0%, in the three months ended June 30, 2005 and decreased $26.5 million, or 45.2%, for the six months ended June 30, 2005, compared with the same periods of 2004. These decreases were primarily due to (1) lower costs associated with the renegotiated MCI contract effective June 1, 2004, (2) lower costs due to the favorable renegotiation of certain maintenance contracts and hardware leases due to the planned retirement of certain equipment and (3) lower costs associated with providing communication lines to customers due to lower demand for legacy Access Services.

Provision for bad debts decreased $1.1 million in the three months ended June 30, 2005 and decreased $0.8 million for the six months ended June 30, 2005, compared with the same periods of 2004. These decreases were primarily due to a change in Nasdaq’s bad debt reserve policy. The reserve for bad debts policy is maintained at a level that management believes to be sufficient to absorb probable losses for past due receivables and is modified from time to time. In the second quarter of 2005, Nasdaq’s bad debts policy was modified to be more aligned with Nasdaq’s payment and termination policies. As a result of this modification, Nasdaq’s provision for bad debts expense was reduced by approximately $1.1 million for both the three and six months ended June 30, 2005.

Occupancy expense increased $0.2 million, or 2.9%, in the three months ended June 30, 2005 and was flat for the six months ended June 30, 2005, compared with the same periods of 2004.

General and administrative expense increased $7.3 million, in the three months ended June 30, 2005 and increased $7.8 million, or 95.1%, for the six months ended June 30, 2005, compared with the same periods of 2004. These increases were primarily due to a $7.4 million loss recorded on the restructuring of the $240 million Convertible Notes in April 2005 in connection with the financing of the Acquisition. See “Acquisition,” of Note 4, “Acquisition of Instinet,” to the condensed consolidated financial statements for further discussion.

Support Costs From Related Parties, net

Support costs from related parties, net were $10.4 million and $11.7 million for the three months ended June 30, 2005 and 2004, respectively, a decrease of $1.3 million, or 11.1%, and $20.8 million and $23.2 million for the six months ended June 30, 2005 and 2004, respectively, a decrease of $2.4 million, or 10.3%. These decreases primarily reflect a reduction in surveillance and other regulatory charges from NASD Regulation, Inc. primarily due to NASD’s review and allocation of expenses among the markets and members it regulates.

Net Interest Expense

Net interest expense was $1.5 million and $1.2 million for the three months ended June 30, 2005 and 2004, respectively, an increase of $0.3 million, or 25.0%, and $3.0 million and $2.6 million for the six months ended June 30, 2005 and 2004, respectively, an increase of $0.4 million, or 15.4%. These increases were primarily due to additional interest expense from the $205 million Convertible Notes issued in April 2005 in connection with the financing of the Acquisition. Partially offsetting these increases were interest income earned on the $205 million Convertible Notes, which is held in a restricted cash account, and a lower interest coupon rate on the $240 million Convertible Notes. See “Acquisition,” of Note 4, “Acquisition of Instinet,” to the condensed consolidated financial statements for further discussion.

Income Taxes

Nasdaq’s income tax provision was $10.8 million and $2.6 million for the three months ended June 30, 2005 and 2004, respectively, an increase of $8.2 million and was $19.4 million and $5.1 million for the six months ended June 30, 2005 and 2004, respectively, an increase of $14.3 million. The overall effective tax rate for the three and six months ended June 30, 2005 was 43.6% and 42.0%, respectively, compared with 35.0% for both the three and six months ended June 30, 2004. The change in Nasdaq’s effective tax rate was primarily due to a loss on the restructuring of the $240 million Convertible Notes, a portion of which is not deductible for U.S. income tax purposes. See “Acquisition,” of Note 4, “Acquisition of Instinet,” to the condensed consolidated financial statements for further discussion. Also contributing to the change in Nasdaq’s effective tax rate was a reduction in the realization of research and development tax credits.

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

Cash and cash equivalents and investments available-for-sale totaled $519.7 million as of June 30, 2005 compared with $233.1 million at December 31, 2004, an increase of $286.6 million. This increase was primarily due to the proceeds received from the issuance of the $205 million Convertible Notes in April 2005, the receipt of funds from the sale of the Key West building to NASD, receipt of Corporate Client Group’s annual fees and positive cash flows generated from operations. The cash received from the issuance of the $205 million Convertible Notes is held in a restricted cash account. Partially offsetting these increases was the payment for the partial redemption of Nasdaq’s Series C Cumulative Preferred Stock. See “Business Developments and Combinations-Acquisition of Instinet Group” and “Related Party Transactions-Sale of Building,” of Note 3, “Significant Transactions,” and “Acquisition” and “Stock Repurchase and Waiver Agreement,” of Note 4, “Acquisition of Instinet Group,” to the condensed consolidated financial statements for further discussion.

Operating Activities

Nasdaq relies primarily on cash flows from operations to provide working capital for current and future operations. Cash flows provided by operating activities for the six months ended June 30, 2005 totaled $95.0 million compared with $103.4 million for the six months ended June 30, 2004, a decrease of $8.4 million, or 8.1%. Cash inflows are primarily due to cash received from customers less cash paid to suppliers, employees and related parties. The decrease in operating cash flows for the six months ended June 30, 2005 compared with the same period of 2004 was primarily due to timing of collections of receivables and payments of liabilities.

Investing Activities

Cash used in investing activities was $30.3 million for the six months ended June 30, 2005 compared with $23.6 million for the six months ended June 30, 2004, an increase of $6.7 million, or 28.4%. During the six months ended June 30, 2005, Nasdaq purchased $265.1 million of available-for-sale investments and $3.0 million of held-to-maturity investments. Capital expenditures and sales of property and equipment were $9.0 million and $18.0 million, respectively. See “Related Party Transactions-Sale of Building,” of Note 3, “Significant Transactions,” to the condensed consolidated financial statements for further discussion. Investing activities also included proceeds of $222.8 million and $3.0 million from the redemption and maturities of available-for-sale investments and maturities of held-to-maturity investments, respectively. During the six months ended June 30, 2004, Nasdaq purchased $154.0 million of available-for-sale investments and $22.0 million of held-to-maturity investments. Capital expenditures for property and equipment were $10.1 million. Investing activities also included proceeds of $142.5 million and $19.7 million from the redemption of available-for-sale investments and maturities of held-to-maturity investments, respectively.

Financing Activities

Cash provided by financing activities was $181.4 million for the six months ended June 30, 2005 compared with cash used in financing activities of $6.3 million for the six months ended June 30, 2004, an increase of $187.7 million. The increase in the six months ended June 30, 2005, as compared with the same period of 2004 was primarily due to the issuance of the $205 million Convertible Notes partially offset by the partial redemption of Nasdaq’s Series C Cumulative Preferred Stock. See “Acquisition” and “Stock Repurchase and Waiver Agreement,” of Note 4, “Acquisition of Instinet Group” to the condensed consolidated financial statements for further discussion. As of June 30, 2005, none of Nasdaq’s lenders are affiliated with Nasdaq, except to the extent, if any, that H&F and SLP would be deemed affiliates of Nasdaq due to their ownership of the $240 million Convertible Notes and $205 million Convertible Notes and associated warrants.

Capital Resources and Working Capital

Working capital (calculated as current assets, reduced for held-to-maturity investments classified as current assets, less current liabilities) was $413.7 million at June 30, 2005 compared with $169.3 million at December 31, 2004, an increase of $244.4 million.

Nasdaq has been able to generate sufficient funds from operations to meet working capital requirements. Except for the undrawn $50.0 million 5-year revolving line of credit obtained to finance the Instinet Acquisition, Nasdaq does not have any lines of credit. Nasdaq believes that the liquidity provided by existing cash and cash equivalents, investments and cash generated from operations will provide sufficient capital to meet current and future operating requirements. Nasdaq also believes that the proceeds from the issuance of the $205 million Convertible Notes, the restructuring of the $240 million Convertible Notes and the $750 million commitment for 6-year senior term debt along with a $50 million 5-year revolving line of credit, will meet its needs to finance the Acquisition. See “Acquisition,” of Note 4, “Acquisition of Instinet Group,” to the condensed consolidated financial statements for further discussion. Nasdaq will continue to explore alternative sources of financing that may increase liquidity in the future.

Our broker-dealer subsidiary, Brut, is subject to regulatory requirements intended to ensure its respective general financial soundness and liquidity, which requires that Brut comply with certain minimum capital requirements. As of June 30, 2005, Brut was required to maintain minimum net capital of $0.3 million and had total net capital of approximately $10.0 million or $9.7 million in excess of the minimum amount required.

Contractual Obligations and Contingent Commitments

Nasdaq has contractual obligations to make future payments under long-term debt, long-term non-cancelable lease agreements and other obligations and has contingent commitments under a variety of arrangements. As noted above, Nasdaq issued additional long-term debt in the second quarter of 2005 and has additional financing commitments for the Acquisition. For further discussion of Nasdaq’s commitments and contingencies as of June 30, 2005, see Note 11, “Commitments and Contingencies,” to the condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risks of changes in the value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates and equity prices. Our primary market risk is associated with fluctuations in interest rates and the effects that such fluctuations may have on our investment portfolio and outstanding debt. As of June 30, 2005, investments consist of fixed income instruments with an average duration of 0.39 years. Our primary investment objective in debt securities is to preserve principal while maximizing yields, without significantly increasing risk. As of June 30, 2005, our outstanding debt obligations generally specify a fixed interest rate until May 2007 and a floating interest rate based on the lender’s cost of funds until maturity in 2012 for Nasdaq’s $25 million outstanding senior notes. These investment securities and outstanding debt are subject to interest rate risk and their fair values may fluctuate with changes in interest rates. Management does not believe that a 100 basis point fluctuation in market interest rates will have a material effect on the carrying value of our investment portfolio or outstanding debt as of June 30, 2005. We do not currently hedge these interest rates.

At June 30, 2005, we had no significant foreign currency exposure or related hedges. We periodically reevaluate our hedging policies and may choose to enter into future transactions.

We are exposed to credit risk from third parties, including customers, counterparties and clearing agents. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. In particular, our subsidiary, Brut, may be exposed to credit risk, due to the default of trading counterparties, in connection with the external routing and agency brokerage services Brut provides its customers. While we are not exposed to counterparty risk for trades executed on the Nasdaq Market Center, we are exposed to counterparty risk in connection with trades executed on or through the Brut ECN system (“Brut System Trades”), given that Brut, acts as central counterparty for these trades. Brut System Trades in Nasdaq-listed securities and with broker-dealer clients are cleared by Brut, as a member of the National Securities Clearing Corporation (“NSCC”). Brut System Trades routed to the NYSE and with non-broker-dealer customers are cleared by Merrill Lynch Professional Clearing Corporation pursuant to a clearing agreement. Pursuant to the rules of the NSCC and Brut’s clearing agreement, Brut is liable for any losses incurred due to counterparty’s failure to satisfy its contractual obligations, either by making payment or delivering securities. Adverse movements in the prices of securities that are subject to these transactions can increase our credit risk. However, we believe that the risk of material loss is limited, as Brut customers are not permitted to trade on margin, NSCC rules limit counterparty risk on self-cleared transactions by establishing credit limit and capital deposit requirements for all brokers that clear with NSCC, and transactions with institutional customers are cleared only if the institutional customer delivers the appropriate securities or funds on the appropriate settlement date. Brut has never incurred a liability due to a customer’s failure to satisfy its contractual obligations as a counterparty to a Brut System Trade. Credit difficulties or insolvency or the perceived possibility of credit difficulties or insolvency of one or more larger or visible market participants could also result in market-wide credit difficulties or other market disruptions. We also have credit risk related to transaction fees that are billed to customers on a monthly basis, in arrears. Our potential exposure to credit losses on these transactions is represented by the receivable balances on our Condensed Consolidated Balance Sheets. Our customers are financial institutions whose ability to satisfy their contractual obligations may be impacted by volatile securities markets. Credit losses such as those described above could adversely affect our consolidated financial position and results of operations.

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

The Nasdaq Stock Market, Inc.

PART II—OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At our annual meeting of stockholders held on May 25, 2005, the following matters were submitted to a vote of security holders:

1. A proposal was submitted for the election of five Class 2 Directors to Nasdaq’s Board of Directors.

Directors Standing For Election	Term Expires	Votes For	Votes Withheld
Daniel Coleman	2006	94,015,595	1,217,413
Patrick J. Healy	2006	94,010,245	1,222,763
Merit E. Janow	2006	94,015,745	1,217,263
Thomas G. Stemberg	2006	94,013,095	1,219,913
Mary Jo White	2006	94,013,525	1,219,483

Nominees required a favorable vote of a plurality of voting interests present and entitled to vote, in person or by proxy, at a meeting. Accordingly, the directors standing for election were elected.

Continuing Directors	Expires
H. Furlong Baldwin	2007
Michael Casey	2006
Jeffrey N. Edwards	2006
Lon Gorman	2006
Robert Greifeld	2007
Glenn H. Hutchins	2007
John D. Markese	2006
Thomas F. O’Neill	2006
James S. Riepe	2006
Arvind Sodhani	2007
Fred D. Thompson	2007
Deborah L. Wince-Smith	2006

2. A proposal was submitted and adopted to approve the reorganization of Nasdaq into a new holding company and transfer of all or substantially all assets to one or more of its subsidiaries.

Votes For	83,638,969
Votes Against	80,667
Abstentions	22,796
Broker Non-Vote	11,490,576

3. A proposal was submitted and adopted to amend Nasdaq’s restated certificate of incorporation to provide for the annual election of directors.

Votes For	94,967,132
Votes Against	249,380
Abstentions	16,496
Broker Non-Vote	Not Applicable

4. A proposal was submitted and adopted to ratify the appointment of Ernst & Young LLP as Nasdaq’s independent auditors for the fiscal year ending December 31, 2005.

Votes For	95,134,481
Votes Against	60,552
Abstentions	37,975
Broker Non-Vote	Not Applicable

Accordingly, each of proposals 2, 3 and 4 were approved.

Item 6. Exhibits

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE NASDAQ STOCK MARKET, INC. (Registrant)

Date: August 9, 2005	By:	/s/ ROBERT GREIFELD
	Name:	Robert Greifeld
	Title:	Chief Executive Officer and President

Date: August 9, 2005	By:	/s/ DAVID P. WARREN
	Name:	David P. Warren
	Title:	Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Name

2.1	Agreement and Plan of Merger, dated as of April 22, 2005, by and among The Nasdaq Stock Market, Inc., Norway Acquisition Corp. and Instinet Group Incorporated (attached as an exhibit to Nasdaq’s Current Report on Form 8-K, filed April 28, 2005).

2.2	Transaction Agreement, dated as of April 22, 2005 by and among The Nasdaq Stock Market, Inc., Norway Acquisition Corp. and Iceland Acquisition Corp. (attached as an exhibit to Nasdaq’s Current Report on Form 8-K, filed April 28, 2005).

4.1	Securities Purchase Agreement, dated as of April 22, 2005, between Norway Acquisition SPV, LLC and The Nasdaq Stock Market, Inc. (attached as an exhibit to Nasdaq’s Current Report on Form 8-K, filed April 28, 2005).

4.2	Note Amendment Agreement, dated as of April 22, 2005, among The Nasdaq Stock Market, Inc., Hellman & Friedman Capital Partners IV, L.P., H&F Executive Fund IV, L.P., H&F International Partners IV-A, L.P., and H&F International Partners IV-B, L.P. (attached as an exhibit to Nasdaq’s Current Report on Form 8-K, filed April 28, 2005).

4.3	Indenture, dated as of April 22, 2005, between The Nasdaq Stock Market, Inc. and Law Debenture Trust Company of New York, as Trustee. (attached as an exhibit to Nasdaq’s Current Report on Form 8-K, filed April 28, 2005).

4.4	Registration Rights Agreement, dated as of April 22, 2005, among The Nasdaq Stock Market, Inc., Hellman & Friedman Capital Partners IV, L.P., H&F Executive Fund IV, L.P., H&F International Partners IV-A, L.P., H&F International Partners IV-B, L.P., Silver Lake Partners II TSA, L.P., Silver Lake Technology Investors II, L.L.C., Silver Lake Partners TSA, L.P., Silver Lake Investors, L.P., VAB Investors, LLC and Integral Capital Partners VI, L.P. (attached as an exhibit to Nasdaq’s Current Report on Form 8-K, filed April 28, 2005).

4.5	Amended and Restated Securityholders Agreement, dated as of April 22, 2005, among Norway Acquisition SPV, LLC, Hellman & Friedman Capital Partners IV, L.P., H&F Executive Fund IV, L.P., H&F International Partners IV-A, L.P., H&F International Partners IV-B, L.P, Silver Lake Partners II TSA, L.P., Silver Lake Technology Investors II, L.L.C., Silver Lake Partners TSA, L.P., Silver Lake Investors, L.P., VAB Investors, LLC, Integral Capital Partners VI, L.P., and The Nasdaq Stock Market, Inc. (attached as an exhibit to Nasdaq’s Current Report on Form 8-K, filed April 28, 2005).

10.1	Stock Repurchase and Waiver Agreement, dated as of April 21, 2005, between The Nasdaq Stock Market, Inc. and National Association of Securities Dealers, Inc. (attached as an exhibit to Nasdaq’s Current Report on Form 8-K, filed April 27, 2005).

10.2	Support Agreement, dated as of April 22, 2005, by and among The Nasdaq Stock Market, Inc., Reuters C LLC, Reuters Group Overseas Holding (UK) Limited and Reuters Group, PLC (attached as an exhibit to Nasdaq’s Current Report on Form 8-K, filed April 28, 2005).

10.3	Guarantee Agreement, dated as of April 22, 2005, by and among The Nasdaq Stock Market, Inc., Norway Acquisition SPV, LLC and JPMorgan Chase Bank, N.A., as administrative agent (attached as an exhibit to Nasdaq’s Current Report on Form 8-K, filed April 28, 2005).

10.4	Blocked Account Control and Security Agreement, dated as of April 22, 2005, by and among The Nasdaq Stock Market, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and JPMorgan Chase Bank, as depositary (attached as an exhibit to Nasdaq’s Current Report on Form 8-K, filed April 28, 2005).

10.5	Contract of Sale, dated as of June 10, 2005, between The Nasdaq Stock Market, Inc. and National Association of Securities Dealers, Inc. (attached as an exhibit to Nasdaq’s Current Report on Form 8-K, filed June 16, 2005).

11.1	Computation of Per Share Earnings (omitted in accordance with section (b)(11) of Item 601 of Regulation S-K. The calculation of per share earnings is set forth in Part I, Item 1, in Note 12 to the Condensed Consolidated Financial Statements (Capital Stock and Earnings Per Share)).

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.