Form 10-Q
period 2005-09-30
NASDAQ STOCK MARKET INC
filed 2005-11-08
CIK 1120193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At October 31, 2005, 82,011,757 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding.

The Nasdaq Stock Market, Inc.

Form 10-Q

For the Quarter Ended September 30, 2005

i

Unless otherwise noted, in this Quarterly Report on Form 10-Q, the terms “Nasdaq,” the “Company,” “we,” “us” and “our” refer to The Nasdaq Stock Market, Inc. and its wholly-owned subsidiaries.

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

Nasdaq®, Nasdaq-100®, Nasdaq-100 Index®, Nasdaq-100 Index Tracking Stock®, Nasdaq Capital Market®, Nasdaq Market Center®, Nasdaq National Market®, Nasdaq TotalView®, QQQ®, The Nasdaq Stock Market®, are registered service/trademarks of The Nasdaq Stock Market, Inc. Nasdaq InternationalSM, Nasdaq OpenViewSM, Nasdaq Quotation Dissemination Service SM (NQDS SM), Level 1 ServiceSM, Mutual Fund Quotation ServiceSM (MFQSSM), and the logos identifying Nasdaq indexes and products are service/trademarks of The Nasdaq Stock Market, Inc.

Forward-looking statements in this Quarterly Report on Form 10-Q are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to implement our strategic initiatives, including the acquisition of Instinet Group Incorporated (“Instinet”) a subsidiary of Reuters Group PLC (“Reuters”), economic, political, and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition and other factors that are more fully described under the caption “Item 1. Business—Risk Factors” in The Nasdaq Stock Market, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of September 30, 2005. Except for our ongoing obligations to disclose material information under the Federal securities laws and the listing standards of The Nasdaq Stock Market, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events, or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

ii

The Nasdaq Stock Market, Inc.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

The Nasdaq Stock Market, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues
Market Services	$164,648	$73,304	$453,390	$218,361
Issuer Services	55,783	50,646	166,748	153,935
Other	34	20	206	91

Total revenues	220,465	123,970	620,344	372,387
Cost of revenues
Liquidity rebates	64,818	7,492	169,373	7,492
Brokerage, clearance and exchange fees	25,003	1,685	63,588	1,685

Total cost of revenues	89,821	9,177	232,961	9,177

Gross margin	130,644	114,793	387,383	363,210

Expenses
Compensation and benefits	36,190	38,094	110,404	112,424
Marketing and advertising	1,470	2,819	4,842	8,996
Depreciation and amortization	13,639	18,871	46,765	54,997
Professional and contract services	7,428	6,676	21,451	16,589
Computer operations and data communications	15,394	22,613	47,498	81,243
Provision for bad debts	134	772	(41)	1,321
Occupancy	7,178	7,146	21,337	21,326
General and administrative	7,350	15,648	23,373	23,820

Total direct expenses	88,783	112,639	275,629	320,716
Support costs from related parties, net	10,499	11,120	31,311	34,293

Total expenses	99,282	123,759	306,940	355,009

Operating income (loss)	31,362	(8,966)	80,443	8,201
Interest income	4,027	1,519	8,549	4,578
Interest expense	(4,740)	(2,873)	(12,236)	(8,613)
Minority interest	44	—	44	—

Pre-tax operating income (loss)	30,693	(10,320)	76,800	4,166
Income tax provision (benefit)	12,891	(4,835)	32,256	235

Net income (loss)	$17,802	$(5,485)	$44,544	$3,931

Net income (loss) applicable to common stockholders:
Net income (loss)	$17,802	$(5,485)	$44,544	$3,931
Preferred stock:
Dividends declared	(716)	(1,004)	(2,506)	(7,350)
Accretion of preferred stock	(660)	—	(3,047)	—

Net income (loss) applicable to common stockholders	$16,426	$(6,489)	$38,991	$(3,419)

Basic and diluted earnings (loss) per share:
Basic	$0.20	$(0.08)	$0.49	$(0.04)

Diluted	$0.16	$(0.08)	$0.42	$(0.04)

See accompanying notes to the condensed consolidated financial statements.

The Nasdaq Stock Market, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except warrant, share and par value amounts)

	September 30, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$288,764	$58,186
Investments:
Available-for-sale, at fair value	225,887	174,913
Held-to-maturity, at amortized cost	30,595	28,600
Receivables, net	133,276	104,258
Receivables from related parties	19	3,229
Deferred tax asset	11,266	24,209
Other current assets	56,430	12,802

Total current assets	746,237	406,197
Held-to-maturity investments, at amortized cost	—	2,008
Property and equipment:
Land, buildings and improvements	60,827	97,322
Data processing equipment and software	184,475	205,279
Furniture, equipment and leasehold improvements	119,176	140,026

	364,478	442,627
Less accumulated depreciation and amortization	(238,097)	(268,787)

Total property and equipment, net	126,381	173,840
Non-current deferred tax asset	57,155	48,765
Goodwill	143,810	141,381
Intangible assets, net	37,996	40,791
Other assets	1,659	1,838

Total assets	$1,113,238	$814,820

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$56,186	$40,180
Accrued personnel costs	37,584	49,383
Deferred revenue	84,622	59,537
Other accrued liabilities	49,252	42,467
Payables to related parties	20,531	16,749

Total current liabilities	248,175	208,316
Senior notes	25,000	25,000
Convertible notes	442,333	240,000
Accrued pension costs	25,015	25,671
Non-current deferred tax liability	28,329	29,514
Non-current deferred revenue	94,289	89,821
Other liabilities	33,524	39,935

Total liabilities	896,665	658,257

Minority interest	1,156	—

Mezzanine equity
Warrants underlying common stock, 4,962,500 warrants outstanding at September 30, 2005	10,226	—

Stockholders’ equity
Common stock, $0.01 par value, 300,000,000 shares authorized, shares issued: 130,684,483 at September 30, 2005 and 130,653,191 at December 31, 2004; shares outstanding: 81,890,531 at September 30, 2005 and 78,973,085 at December 31, 2004	1,307	1,306
Preferred stock, 30,000,000 shares authorized, Series C Cumulative Preferred Stock: shares issued and outstanding: 953,470 at September 30, 2005 and 1,338,402 at December 31, 2004; Series B Preferred Stock: 1 share issued and outstanding at September 30, 2005 and December 31, 2004	94,687	130,134
Additional paid-in capital	363,480	355,943
Common stock in treasury, at cost: 48,793,952 shares at September 30, 2005 and 51,680,106 shares at December 31, 2004	(625,021)	(662,002)
Accumulated other comprehensive loss	(815)	(1,056)
Deferred stock compensation	(2,752)	(1,030)
Common stock issuable	4,613	2,567
Retained earnings	369,692	330,701

Total stockholders’ equity	205,191	156,563

Total liabilities, minority interest, mezzanine and stockholders’ equity	$1,113,238	$814,820

See accompanying notes to the condensed consolidated financial statements.

The Nasdaq Stock Market, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2005	2004
Reconciliation of net income to cash provided by operating activities
Net income	$44,544	$3,931
Non-cash items included in net income:
Depreciation and amortization	46,765	54,997
Amortization of restricted stock awards	1,312	409
Provision for bad debts	(41)	1,321
Minority interest	(44)	—
Deferred taxes, net	3,831	19,562
Charge on the restructuring of the $240 million Convertible Notes	7,393	—
Other non-cash items included in net income	2,849	2,975
Net change in:
Receivables, net	(17,650)	36,167
Receivables from related parties	3,210	8,100
Other assets	(16,597)	(5,038)
Accounts payable and accrued expenses	10,838	(4,604)
Accrued personnel costs	(12,264)	(5,082)
Deferred revenue	29,553	30,375
Other accrued liabilities	1,278	(8,415)
Obligation under capital leases	—	(1,607)
Payables to related parties	897	(13,355)
Accrued pension costs	(656)	(2,646)
Other liabilities	(1,815)	2,334

Cash provided by operating activities	103,403	119,424
Cash flow from investing activities
Proceeds from redemptions of available-for-sale investments	357,455	205,985
Proceeds from maturities of available-for-sale investments	26,200	—
Purchases of available-for-sale investments	(436,547)	(213,233)
Proceeds from maturities of held-to-maturity investments	12,500	26,828
Purchases of held-to-maturity investments	(12,452)	(29,058)
Purchase of remaining 50.0% interest in Nasdaq Insurance Agency, net of cash acquired	3,063	—
Funding for the acquisition of Carpenter Moore	(27,500)	—
Contribution from minority interest holder	1,200	—
Acquisition of Toll	—	(190,000)
Purchases of property and equipment	(13,544)	(13,828)
Proceeds from sales of property and equipment	17,998	247

Cash used in investing activities	(71,627)	(213,059)
Cash flow from financing activities
Proceeds from the issuance of the $205 million Convertible Notes	205,000	—
Payments for treasury stock purchases	(42)	(85)
Issuances of common stock	34,931	380
Series C Cumulative Preferred Stock dividends	(2,506)	(7,350)
Partial redemption of Series C Cumulative Preferred Stock	(38,493)	—
Contribution to NASD	(88)	(253)

Cash provided by (used in) financing activities	198,802	(7,308)
Increase (decrease) in cash and cash equivalents	230,578	(100,943)

Cash and cash equivalents at beginning of period	58,186	148,929

Cash and cash equivalents at end of period	$288,764	$47,986

Supplemental disclosure of non-cash flow activities
Cash paid for (received):
Interest	$8,995	$8,615
Income taxes, net of refunds	$29,120	$(51,517)

See accompanying notes to the condensed consolidated financial statements.

The Nasdaq Stock Market, Inc.

Notes to Condensed Consolidated Financial Statements

1. Organization and Nature of Operations

Nasdaq is a leading provider of securities listings, trading and information products and services. Nasdaq operates The Nasdaq Stock Market, the largest electronic screen-based equity securities market in the United States, both in terms of number of listed companies and traded share volume. Nasdaq is a subsidiary of National Association of Securities Dealers, Inc. (“NASD”). Prior to February 15, 2005, NASD owned 54.7% of Nasdaq including unexpired outstanding warrants to purchase Nasdaq’s common stock. On February 15, 2005, NASD’s ownership decreased to 33.7% as a result of the completion of an underwritten secondary offering of common stock. See “Related Party Transactions—Secondary Offering,” of Note 3, “Significant and Related Party Transactions,” for further discussion. At September 30, 2005 NASD’s ownership percentage of common stock decreased to 24.3% due to the exercise of outstanding warrants to purchase Nasdaq’s common stock (“warrant shares”) during the second quarter of 2005. Although NASD’s ownership percentage has decreased, NASD still has voting control, including over warrant shares, and NASD consolidates Nasdaq’s financial position and results of operations in its consolidated financial statements based on its ownership of Nasdaq’s Series B Preferred Stock.

Nasdaq is the parent company of Nasdaq Global Funds, Inc. (“Nasdaq Global Funds”); Nasdaq International Market Initiatives, Inc. (“NIMI”); Nasdaq Europe Planning Company, Limited (“Nasdaq Europe Planning”); Nasdaq International, Ltd. (“Nasdaq International”); Nasdaq Canada, Inc. (“Nasdaq Canada”); Nasdaq Technology Services, LLC (“Nasdaq Technology”); as of September 7, 2004, Toll Associates LLC (“Toll”); and as of January 1, 2005, Nasdaq Insurance Agency, LLC (“Nasdaq Insurance Agency”), collectively referred to as “Nasdaq”. These entities are wholly-owned by Nasdaq. Nasdaq Global Funds is the sponsor of the Nasdaq-100 Trust. Nasdaq Global Funds (Ireland) Limited (“Nasdaq Ireland”) is a wholly-owned subsidiary of Nasdaq Global Funds. Nasdaq Ireland is the manager of The Nasdaq ETF Funds plc. NIMI is an entity that employed Nasdaq’s expatriates assigned to Nasdaq’s international subsidiaries. Nasdaq determined to dissolve Nasdaq Europe Planning and it was placed into members’ voluntary liquidation on July 27, 2005. Nasdaq International is a London-based marketing company. Nasdaq Canada is an extension of Nasdaq’s North American trading platform within Canada, which provides trading access in two provinces, Quebec and British Columbia. Nasdaq Technology is a company established in 2004 to provide software, hosting and disaster recovery services.

On September 7, 2004, Nasdaq completed its acquisition of Toll and affiliated entities from SunGard Data Systems Inc. (“SunGard”). Toll is a holding company that owns a 99.8% interest in Brut, LLC (“Brut”), the owner and operator of the Brut electronic communication network (“ECN”), a broker-dealer registered pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”). Toll also has a 100.0% interest in Brut Inc., which owns the remaining 0.2% interest in Brut and serves as its manager pursuant to an operating agreement. See “Business Developments and Combinations—Acquisition of Brut,” of Note 3, “Significant and Related Party Transactions,” and Note 5, “Acquisition of Brut,” for further discussion. At September 30, 2005, Brut also owned Brut Europe Limited, a wholly-owned subsidiary. Nasdaq determined to dissolve Brut Europe Limited and it was placed into members’ voluntary liquidation on July 27, 2005.

On January 1, 2005, Nasdaq purchased the remaining 50.0% interest in the Nasdaq Insurance Agency from AIG NJV, Inc. (“AIG”) for nominal consideration. See “Business Developments and Combinations—Purchase of Nasdaq Insurance Agency,” of Note 3, “Significant and Related Party Transactions,” for further discussion.

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

The Nasdaq Stock Market, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

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

Nasdaq Market Center

Beginning with the acquisition of Brut on September 7, 2004, pursuant to the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” (“EITF 99-19”), Nasdaq recorded execution revenues from transactions executed through Brut on a gross basis in revenues and recorded expenses such as liquidity rebate payments as cost of revenues as Brut acts as principal. All indicators of gross vs. net reporting for Brut were considered. However, the following were considered as the primary indicators of gross reporting for Brut:

•	Primary Obligor and Risk of Loss: Brut, an Alternative Trading System (“ATS”), is registered with the SEC as a broker-dealer. Brut, as a broker-dealer, acts as principal to the transactions executed through the ECN which exposes the Company to clearance and settlement risk.

Prior to the second quarter of 2005, Nasdaq’s other execution revenues were reported net of liquidity rebates as Nasdaq does not act as principal. All indicators of gross vs. net reporting contained in EITF 99-19 were considered. However, the following were considered as the primary indicators of net reporting for Nasdaq’s other execution revenues:

•	Primary Obligor: Nasdaq, through Nasdaq’s order-execution system of the Nasdaq Market Center, is not the counterparty and does not act on a principal basis on any trades executed through its system. Therefore, Nasdaq does not take securities positions and does not record in its books and records the value of the securities executed on this market. The buyer and seller for each transaction executed on the Nasdaq Market Center are responsible for clearance and settlement of the transaction, through National Securities Clearing Corporation (“NSCC”) directly or a clearing broker that is a participant in NSCC, and reflect the positions on their respective books and records. Therefore, Nasdaq does not have any settlement risk; this risk is assumed by the market participants transacting through Nasdaq’s system.

•	Risk of Loss: Under NASD Rule 4705, Nasdaq historically disclaimed any liability for losses arising from malfunctions of the Nasdaq Market Center. This rule eliminated liability or risk of loss to Nasdaq for system failures. However, in the second quarter of 2005, under Nasdaq’s new Limitation of Liability Rule, Nasdaq, subject to certain caps, will provide compensation for losses due to malfunctions of the order-execution systems of the Nasdaq Market Center as follows:

(1)	For one or more claims made by a single market participant related to the use of the Nasdaq Market Center on a single trading day, compensation would be limited to the larger of $100,000, or the amount of any recovery obtained by Nasdaq under any applicable insurance policy;

(2)	For the aggregate of all claims made by all market participants related to the use of the Nasdaq Market Center on a single trading day, compensation will be limited to the larger of $250,000, or the amount of the recovery obtained by Nasdaq under any applicable insurance policy; and

(3)	For the aggregate of all claims made by all market participants related to the use of the Nasdaq Market Center during a single calendar month, compensation will be limited to the larger of $500,000, or the amount of the recovery obtained by Nasdaq under any applicable insurance policy.

If all the claims arising out of the use of the Nasdaq Market Center cannot be fully satisfied because together they exceed the maximum amount of compensation dollars available, then available monies will be

The Nasdaq Stock Market, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

allocated on a proportional basis among all such claims arising on a single trading day or during a single calendar month, as applicable. All claims for compensation must be made in writing and submitted to Nasdaq no later than the opening of trading on the next business day after the day on which the use of Nasdaq’s facilities gave rise to the compensation claim.

Nasdaq will apply the new Limitation of Liability Rule in a non-discriminatory manner, and believes that the proposed rule change provides a uniform non-discriminatory method to compensate Nasdaq Market Center users for losses arising from system malfunctions in the order execution process. Therefore, pursuant to EITF 99-19, Nasdaq has recorded all execution revenues from transactions executed through the Nasdaq Market Center on a gross basis in execution and trade reporting revenues and has recorded liquidity rebate payments as cost of revenues as Nasdaq now has certain risk associated with trade execution subject to rule limitations and caps. This rule change in fact was made on a prospective basis beginning April 1, 2005 as required under GAAP. Nasdaq does not record a liability for any potential claims that may be submitted unless they meet the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 5 “Accounting for Contingencies” (“SFAS No. 5”). As such, losses arising as a result of the rule are accrued and charged to expense only if the loss is probable and estimable. This rule change did not have a material impact on the consolidated financial position or results of operations of Nasdaq in the second or third quarters of 2005.

Nasdaq Market Services Subscriptions

Nasdaq Market Services Subscriptions revenues are based on the number of distributors receiving information, the reported presentation devices in service and quotes delivered through those devices. Nasdaq Market Services Subscriptions revenues are recognized in the month the information is reported. These revenues are recorded net of amounts due under revenue sharing arrangements with market participants.

The most significant component of Nasdaq Market Services Subscriptions revenues presented on a net basis in accordance with EITF 99-19 is the Unlisted Trading Privileges (“UTP”) Plan Revenue Sharing. All indicators of gross vs. net reporting pursuant to EITF 99-19 were considered in analyzing the appropriate presentation of UTP Plan Revenue Sharing. However, the following were considered as the primary indicators of net reporting:

•	Primary Obligor: Nasdaq is the Securities Information Processor for the UTP Plan, in addition to being a participant in the UTP Plan. In its unique role as Securities Information Processor, Nasdaq only facilitates the collection and dissemination of revenues on behalf of the UTP Plan participants. As a participant, Nasdaq shares in the net distribution of revenue according to the plan on the same terms as all other plan participants.

•	Risk of Loss/Credit Risk: Risk of loss on the revenue is shared equally among plan participants according to the UTP Plan.

•	Price Latitude: The Operating Committee of the UTP Plan which is comprised of representatives from each of the participants, including Nasdaq solely in its capacity as a UTP Plan participant, subject to SEC approval, is responsible for setting the level of fees to be paid by vendors, subscribers and taking action in accordance with the provisions of the UTP Plan.

3. Significant and Related Party Transactions

Business Developments and Combinations

Acquisition of Instinet Group

On April 22, 2005, Nasdaq announced that it entered into a definitive agreement (the “Agreement”) with Instinet to acquire Instinet (the “Acquisition”) and that it concurrently entered into a definitive agreement to sell

The Nasdaq Stock Market, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Instinet’s Institutional Broker division to an affiliate of Silver Lake Partners II, L.P. (“SLP”). Instinet also entered into a definitive agreement to sell its Lynch, Jones & Ryan (“LJR”) subsidiary to The Bank of New York Company, Inc. (“Bank of New York”), which was completed on July 1, 2005. As a result of these transactions, Nasdaq will ultimately own INET ECN (“INET”). In addition, on April 22, 2005, Nasdaq obtained a commitment for a senior secured credit facility and a revolving line of credit, issued new convertible notes and restructured the terms of its original subordinated notes. See “Acquisition,” of Note 4, “Acquisition of Instinet,” and “Acquisition of Instinet,” of Note 11, “Commitments and Contingencies,” for further discussion.

Acquisition of Carpenter Moore

On September 30, 2005, Nasdaq funded $27.5 million for the acquisition of Carpenter Moore Insurance Services, Inc. (“Carpenter Moore”), a privately held, San Francisco-based insurance brokerage firm specializing in management liability. On October 1, 2005, Nasdaq completed the acquisition of Carpenter Moore. The addition of Carpenter Moore will increase Nasdaq’s depth of brokerage expertise in directors and officers, errors and omissions and other management liability insurance products. It will also significantly expand regional coverage by Nasdaq’s insurance business through Carpenter Moore’s unique co-brokerage distribution model. Nasdaq’s acquisition encompasses four of Carpenter Moore’s geographic locations, including California, Texas, Minnesota and Massachusetts. Beginning October 1, 2005, Nasdaq will consolidate Carpenter Moore’s financial position and results of operations in Nasdaq’s consolidated financial statements.

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

To fund the operations of the IRN, Nasdaq and Reuters contributed $1.8 million and $1.2 million, respectively, in July 2005. The IRN commenced operations in the third quarter of 2005 and Nasdaq consolidated IRN’s financial position and results of operations. At September 30, 2005, Nasdaq recorded minority interest of $1.2 million in the Condensed Consolidated Balance Sheets for Reuters’ share of IRN’s equity.

Purchase of Nasdaq Insurance Agency

On January 1, 2005, Nasdaq purchased the remaining 50.0% interest in the Nasdaq Insurance Agency from AIG for nominal consideration. The purchase did not have any impact on the operations of the agency. As of January 1, 2005, Nasdaq consolidated Nasdaq Insurance Agency’s financial position and results of operations in its Condensed Consolidated Financial Statements. Prior to January 1, 2005, Nasdaq accounted for its investment in Nasdaq Insurance Agency under the equity method of accounting.

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

Acquisition of Brut

On September 7, 2004, Nasdaq completed its acquisition of Brut, the owner of the Brut ECN and affiliated entities, from SunGard for a total consideration of $190.0 million in cash, plus post-closing adjustments. See Note 1, “Organization and Nature of Operations,” for further discussion of the entities acquired. Nasdaq financed

The Nasdaq Stock Market, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

the purchase from available cash and investments. As a result of this acquisition, Nasdaq’s customers benefit from enhanced execution quality, additional quote information and a deeper pool of liquidity in Nasdaq-listed securities and securities listed on other exchanges. Nasdaq’s customers also benefit from the ability to access liquidity from multiple destinations outside the Nasdaq Market Center through the use of Brut’s sophisticated order routing technology. See Note 5, “Acquisition of Brut,” for further discussion.

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

Nasdaq recognized a loss of $3.9 million on the exchange of the preferred securities in retained earnings in the Condensed Consolidated Balance Sheets in the fourth quarter of 2004. This loss was due to the difference between the combined fair market value of the Series C Cumulative Preferred Stock and additional dividend ($137.7 million) versus the redemption value ($133.8 million) of the Series A Cumulative Preferred Stock.

On April 21, 2005, Nasdaq and NASD entered into a Stock Repurchase and Waiver Agreement whereby NASD consented to the financing used in connection with the Acquisition. In exchange for the waiver, Nasdaq repurchased 384,932 shares of its Series C Cumulative Preferred Stock owned by NASD for approximately $40.0 million, which included all accrued and unpaid dividends and Additional Redemption Amounts (as defined in the Certificate of Designations, Preferences and Rights of the Series C Cumulative Preferred Stock) due on these repurchased shares. See Note 4, “Acquisition of Instinet Group,” for further discussion.

NASD also may be entitled to an additional payment in certain circumstances which may not exceed approximately $11.6 million in aggregate depending on the amount of time the Series C Cumulative Preferred Stock is outstanding and the market price of Nasdaq’s common stock at the time Nasdaq redeems the Series C Cumulative Preferred Stock. At September 30, 2005, the value of the additional payment is reflected in the Condensed Consolidated Balance Sheets at its fair value of $9.4 million. Changes in this account balance are reflected in the Condensed Consolidated Statements of Income in the period of change.

On September 30, 2005, Nasdaq evaluated the likelihood of redeeming its Series C Cumulative Preferred Stock by December 31, 2005, Nasdaq’s original estimate of its redemption date. Nasdaq’s management now

The Nasdaq Stock Market, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

expects that it is more probable that the redemption will take place by March 2006. Therefore, in the third quarter of 2005, Nasdaq recorded a pre-tax charge of $1.8 million for the increase in fair market value on the amount of additional payment to NASD, which is included in general and administrative expense in the Condensed Consolidated Statements of Income.

Transfer of OTCBB Business to NASD

On September 2, 2005, Nasdaq executed the Over-the-Counter Bulletin Board (“OTCBB”) and Over-the-Counter (“OTC”) Equities Revocation of Delegation and Asset Transfer and Services Agreement (“OTCBB Agreement”) with NASD related to the OTCBB, an electronic screen-based quotation service for securities that, among other things, are not listed on The Nasdaq Stock Market or any U.S. national securities exchange. Under the OTCBB Agreement, effective October 1, 2005, Nasdaq transferred responsibility for the OTCBB back to NASD. This transfer is designed to address concerns expressed by the SEC regarding our continuing to operate the OTCBB after our registration as a national securities exchange. Consideration for the OTCBB Agreement is NASD’s agreement to outsource the operation of the OTCBB to Nasdaq for an initial two year period, subject to one year renewals upon mutual consent, and the transfer of annual regulatory fees related to the operations of the OTCBB back to NASD. NASD will pay Nasdaq $14.2 million in the first year and $14.7 million in the second year for Nasdaq’s services under the OTCBB Agreement, with payments in any subsequent periods to be subject to agreement among Nasdaq and NASD. Any enhancements, directed by NASD, to the OTCBB system will be billed to NASD on a time and materials basis as described in the OTCBB Agreement.

Nasdaq and NASD have structured this transfer of the businesses to be seamless to the customers of the OTCBB and OTC trade reporting businesses. The transfer of the OTCBB to NASD is not expected to have a material impact on Nasdaq’s consolidated financial position or results of operations. However, Nasdaq expects revenues from Market Services to decrease, but the majority of this decrease will be offset by a decline in our regulatory charges from NASD Regulation, Inc., which are included in support costs from related parties, net in the Condensed Consolidated Statements of Income. The transfer was recorded at book value at October 1, 2005 as Nasdaq and NASD are entities under common control and therefore, no gain or loss was recorded.

Sale of Building

In June 2005, Nasdaq completed the sale of the building it owned in Rockville, Maryland located at 9513 Key West Avenue to NASD for $17.8 million. Nasdaq’s management had decided to sell the building in 2004. The building was classified as held-for-sale and was included in land, buildings and improvements in the Condensed Consolidated Balance Sheets with a carrying value of $17.6 million at December 31, 2004. This facility was Nasdaq’s disaster recovery site. In September 2005, Nasdaq relocated its disaster recovery site to a third party outsource facility. See “Other,” of Note 11, “Commitments and Contingencies,” for further discussion.

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

The Nasdaq Stock Market, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

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

2005 and 2004 Cost Reductions

During the three and nine months ended September 30, 2005, in connection with taking certain actions to improve our operational efficiency, we incurred charges of approximately $4.5 million and $17.9 million, respectively. During the three and nine months ended September 30, 2004, we incurred similar charges of approximately $22.4 million and $37.1 million, respectively. The following table summarizes the cost reduction charges included in the Condensed Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in millions)
Real estate consolidation	$—	$12.0	$4.4	$12.2
Reductions in force	0.3	4.8	1.9	7.6
Technology migration	4.2	5.6	11.6	17.3

Total cost reduction charges	$4.5	$22.4	$17.9	$37.1

Real Estate Consolidation

During 2004, Nasdaq’s management re-evaluated all of Nasdaq’s owned and leased real estate and determined that Nasdaq would consolidate staff into fewer locations and save significant costs. As a result, for the three and nine months ended September 30, 2004, Nasdaq recorded an estimated sublease loss of $12.8 million and $13.0 million, respectively, primarily for expansion space on one of the floors at One Liberty Plaza as Nasdaq’s management did not intend to occupy this space. In September 2004, Nasdaq also released a sublease loss reserve of $1.9 million, net of rental payments, on leased property in Rockville, Maryland as Nasdaq’s management re-evaluated its decision to vacate this space and decided instead to sell the Key West building. These charges are included in general and administrative expense in the Condensed Consolidated Statements of Income. As a result of the re-evaluation of Nasdaq’s real estate noted above, Nasdaq shortened the estimated useful life of certain data center and other assets and recorded charges for accelerated depreciation for both the three and nine months ended September 30, 2004 of $1.1 million and for the nine months ended September 30, 2005 of $4.4 million. These charges are included in depreciation and amortization expense in the Condensed Consolidated Statements of Income.

Reductions in Force

During the three months ended September 30, 2005 and 2004, Nasdaq recorded charges of $0.3 million and $4.8 million, respectively, and during the nine months ended September 30, 2005 and 2004, Nasdaq recorded charges of $1.9 million and $7.6 million, respectively, for severance and outplacement costs, which are included in compensation and benefits expense in the Condensed Consolidated Statements of Income. These charges eliminated six and 101 positions during the three months ended September 30, 2005 and 2004, respectively, and 35 and 146 positions during the nine months ended September 30, 2005 and 2004, respectively, associated with

The Nasdaq Stock Market, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

staff reduction plans. During the three months ended September 30, 2005 and 2004, Nasdaq paid approximately $0.5 million and $1.0 million, respectively, and during the nine months ended September 30, 2005 and 2004, Nasdaq paid approximately $0.8 million and $2.3 million, respectively, for severance and outplacement costs from the staff reduction plans. Nasdaq expects to pay the remainder of the severance and outplacement costs by the end of the third quarter of 2006.

Technology Migration

As a result of a review of its technology infrastructure in 2004, Nasdaq shortened the estimated useful life of certain assets and changed the lease terms on certain operating leases associated with its quoting platform and its trading and quoting network as it migrates to lower cost operating environments, which resulted in incremental depreciation and amortization expense. The incremental depreciation and amortization expense associated with these assets was $1.5 million and $3.5 million for the three and nine months ended September 30, 2005, respectively. The incremental depreciation and amortization expense for the three and nine months ended September 30, 2004 was $5.6 million and $17.3 million, respectively, and included both incremental depreciation and amortization expense on these assets as well as the operating leases.

In November 2004, Nasdaq purchased a technology platform held-for-sale and owned by Easdaq SA/NV, formerly known as Nasdaq Europe SA/NV (“Nasdaq Europe”) (which Nasdaq owned a majority interest in prior to December 18, 2003), for €1.9 million ($2.4 million). Additionally, in order to make use of the purchased technology platform, Nasdaq purchased a license for the use of certain software for $0.5 million. Nasdaq has a multi-year initiative to migrate the applications of the Nasdaq Market Center, our transaction-based platform, to lower cost operating environments and processes. The purchased platform will provide a baseline of functionality for the Nasdaq Market Center. The migration will reduce Nasdaq’s overall costs. As a result of the migration initiative, Nasdaq shortened the estimated useful life of its current application platform and, in addition to the incremental depreciation and amortization expense of $1.5 million and $3.5 million discussed above, Nasdaq recorded incremental amortization expense of $2.7 million and $8.1 million for the three and nine months ended September 30, 2005, respectively. These charges are included in depreciation and amortization expense in the Condensed Consolidated Statements of Income.

As a result of the pending Acquisition, Nasdaq is currently evaluating its technology infrastructure and the above is subject to revision upon completion of the pending Acquisition. See Note 4, “Acquisition of Instinet,” for further discussion.

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

The Nasdaq Stock Market, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

The following table summarizes the strategic review accrual activity from December 31, 2004 through September 30, 2005. These accruals are recorded in other accrued liabilities and accrued personnel costs in the current liabilities section and in other liabilities in the non-current liabilities section of the Condensed Consolidated Balance Sheets. Nasdaq funded the majority of these reserves in 2003 and 2004, except for a $4.6 million contract payment that is due January 2006 and other contractual sublease obligations that will continue through 2010.

	Severance for U.S. Employees	Products & Other	Total
	(in millions)
Accrued liabilities associated with the strategic review at December 31, 2004	$5.4	$0.9	$6.3
Cash payments	(0.7)	(0.4)	(1.1)

Accrued liabilities associated with the strategic review at September 30, 2005	$4.7	$0.5	$5.2

4. Acquisition of Instinet Group

Acquisition

As previously discussed, on April 22, 2005 (See “Business Developments and Combinations-Acquisition of Instinet Group,” of Note 3, “Significant and Related Party Transactions”), Nasdaq announced that it entered into a definitive agreement with Instinet to acquire Instinet and that Nasdaq concurrently entered into a definitive agreement to sell Instinet’s Institutional Broker division to an affiliate of SLP. As a result of these transactions, Nasdaq will ultimately own INET.

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

Completion of the Acquisition is subject to customary closing conditions, including regulatory approvals, including approval of the SEC and approval under the Hart-Scott Rodino Antitrust Improvements Act of 1976. The proposed sale of Instinet’s Institutional Broker division to an affiliate of SLP is subject to terms and conditions including, among other things, the closing of the Acquisition, and closing conditions and regulatory approvals that are similar to the closing conditions contained in the Agreement discussed above.

Nasdaq expects the Acquisition to be dilutive to Nasdaq’s stockholders for up to 12 months and anticipates this transaction will be accretive to stockholders thereafter. If the Acquisition is consummated, Nasdaq expects to realize significant cost savings in the long term primarily by migrating to the INET trading platform as a single technology platform. Currently Nasdaq operates the historical Nasdaq platform as well as Brut technology platform. As such, the most significant contributors to the dilutive effect of the Acquisition in the twelve month period following consummation of the Acquisition are changes in the useful life of certain historical Nasdaq technology assets, severance associated with headcount reductions, elimination or termination of certain leases and hardware maintenance contracts and duplicate office facilities and data centers. Nasdaq expects that in the period beginning 12 months following consummation of the Acquisition, the Acquisition will be accretive to stockholders, primarily as a result of technology cost savings and other synergies including significant cost savings in clearing and settlement expenses, occupancy and compensation and benefit costs. Nasdaq also expects to gain additional market data revenues by migrating INET trade reporting activity to Nasdaq.

The Nasdaq Stock Market, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

To finance the transaction, Nasdaq has:

•	obtained a $750.0 million commitment for six-year senior term debt (“$750 million Senior Term Debt”) along with a $50.0 million five-year revolving line of credit, with JPMorgan Chase Bank N.A. and Merrill Lynch Capital Corporation acting as joint lead arrangers and joint bookrunners. Nasdaq is currently in discussions with the joint lead arrangers and joint bookrunners about the possibility of increasing the $50.0 million five-year revolving line of credit from $50.0 million to $75.0 million.

•	issued $205.0 million in convertible notes (the “$205 million Convertible Notes”) to affiliates of SLP ($145.0 million) and Hellman & Friedman (“H&F”) ($60.0 million) on April 22, 2005. The $205 million Convertible Notes carry a coupon of 3.75% and will be convertible into Nasdaq common stock at a price of $14.50 per share or 14,137,931 shares subject to adjustment, in general, for any stock split, dividend, combination, recapitalization or similar event. SLP and H&F also received 1.56 and 0.65 million warrants, respectively, to purchase Nasdaq common stock at a price of $14.50. The warrants cannot be exercised on or before April 22, 2006 and expire on the third anniversary of the Acquisition closing date. The cash received from the issuance of the $205 million Convertible Notes is held in a restricted cash account.

In order to facilitate the transaction, H&F also restructured the terms of Nasdaq’s original convertible subordinated notes, extending the maturity date to October 2012, lowering the interest coupon rate to 3.75% from 4.0% and lowering the conversion price to $14.50 from $20.00 or 16,551,724 shares subject to adjustment, in general, for any stock split, dividend, combination, recapitalization or similar event (the “$240 million Convertible Notes”). H&F also received an additional 2.75 million warrants to purchase Nasdaq common stock at a price of $14.50 per share. These warrants also cannot be exercised on or before April 22, 2006 and expire on the third anniversary of the Acquisition closing date. In accordance with EITF Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (“EITF 96-19”), a substantial modification of terms should be accounted for and reported in the same manner as an extinguishment of debt. Nasdaq considered the modification of the terms of Nasdaq’s original convertible subordinated notes to be substantial and therefore recorded a pre-tax charge of $7.4 million related to the restructuring of the $240 million Convertible Notes, which is included in general and administrative expense in the Condensed Consolidated Statements of Income for the nine months ended September 30, 2005.

Upon consummation of the Acquisition, and in conjunction with the issuance of the $750 million Senior Term Debt, Nasdaq is obligated to repay in full the $25.0 million outstanding senior notes due May 2012 (“$25 million Senior Notes”). Nasdaq expects to record a loss on the early extinguishment of the $25 million Senior Notes of approximately $1.5 million and expects to use the proceeds from the issuance of the $750 million Senior Term Debt to finance the redemption.

On April 22, 2005, Nasdaq entered into an Indenture (the “Indenture”) with Law Debenture Trust Company of New York, as trustee, governing the terms of the $205 million and $240 million Convertible Notes. Both the $205 million and $240 million Convertible Notes are senior unsecured obligations of Nasdaq and rank pari passu in right of payment with all existing and any future senior unsecured indebtedness of Nasdaq, are senior in right of payment to any future subordinated indebtedness of Nasdaq and are junior in right of payment to any senior secured indebtedness. Under the Indenture, Nasdaq’s ability to incur senior secured indebtedness is limited to the $750 million Senior Term Debt and $50.0 million five-year revolving line of credit to be used to finance the Acquisition, the $25 million Senior Notes and any future senior secured indebtedness provided that at the time of incurrence, Nasdaq maintains a ratio of aggregate senior secured indebtedness to EBITDA (as defined in the Indenture) for the most recent four consecutive quarters of not greater than 4.0 to 1.0.

The Nasdaq Stock Market, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

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

In addition, Nasdaq agreed to convene a special stockholders meeting to approve, among other matters, the potential issuance of the shares of common stock underlying approximately $7.8 million of the $205 million Convertible Notes (the “Subject Shares”). The special meeting of the stockholders occurred on September 14, 2005 and all matters presented to stockholders were approved. See Part II—Other Information, Item 4. “Submission of Matters to a Vote of Security Holders,” for further discussion.

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

Long-term Debt

Nasdaq had $467.3 million of outstanding long-term debt ($25 million Senior Notes and $442.3 million of convertible notes) at September 30, 2005. At September 30, 2005, debt was scheduled to begin to mature in May 2007.

On an as-converted basis at September 30, 2005, H&F owned an approximate 23.2% equity interest in Nasdaq as a result of H&F’s ownership of the $240 million Convertible Notes, $60.0 million of the $205 million Convertible Notes, 3,400,000 shares underlying warrants and 500,000 shares of common stock purchased from Nasdaq in a separate transaction. On an as-converted basis at September 30, 2005, SLP owned an approximate 12.4% equity interest in Nasdaq as a result of SLP’s ownership of $145.0 million of the $205 million Convertible Notes and 1,562,500 shares underlying warrants.

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

The Nasdaq Stock Market, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Nasdaq’s Series C Cumulative Preferred Stock is a mandatorily redeemable instrument, however SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”) further defines mandatorily redeemable instruments as redeemable on a fixed or determinable date and upon an event certain to occur. The redemption of the Series C Cumulative Preferred Stock remains within our control and the date of redemption is not determinable and the event of redemption is not certain or determinable. Therefore, Nasdaq’s Series C Cumulative Preferred Stock remains a part of stockholders’ equity.

As a result of the Stock Repurchase and Waiver Agreement, the carrying value of the Series C Cumulative Preferred Stock was adjusted to $93.4 million and will accrete to its total redemption value of $95.3 million by March 31, 2006, Nasdaq’s revised estimated redemption date. For the three and nine months ended September 30, 2005, Nasdaq recorded accretion of preferred stock of $0.7 million and $3.0 million, respectively.

5. Acquisition of Brut

As previously discussed, on September 7, 2004 Nasdaq completed its acquisition of Brut and related entities, including Toll, from SunGard for a total consideration of $190.0 million in cash, plus post-closing adjustments. See “Business Developments and Combinations—Acquisition of Brut,” of Note 3, “Significant and Related Party Transactions” for further discussion. In addition, Nasdaq incurred direct costs of $3.0 million associated with the acquisition. Nasdaq accounted for the acquisition under the purchase method of accounting. Brut and related affiliates are included within the Market Services segment.

The initial purchase price allocation as of September 7, 2004 was as follows:

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

During the fourth quarter of 2004 and the second and third quarters of 2005, Nasdaq adjusted the initial allocation of the purchase price. Goodwill, related to the acquisition of Brut, increased from $141.7 million to $143.2 million primarily due to settlement of post-closing adjustments. As of September 7, 2005, Nasdaq finalized the allocation of the purchase price.

The Nasdaq Stock Market, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

The following table presents details of the identifiable intangible assets acquired in the Brut acquisition:

	Amount	Estimated Average Useful Life
	(in thousands)	(in years)
Identifiable intangible assets:
Technology license(1)	$15,700	10.0
Customer relationships	26,300	10.0

Total	$42,000

(1)	The technology license is a perpetual royalty-free agreement to use the Brut technology.

Amortization expense related to the intangible assets above for the three and nine months ended September 30, 2005 was $1.2 million and $3.6 million, respectively and for both the three and nine months ended September 30, 2004 was $0.4 million.

The unaudited pro forma combined historical results for the three and nine months ended September 30, 2004, as if Nasdaq had acquired Toll and related entities at the beginning of fiscal 2003, are estimated to be:

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
	(in thousands, except per share amount)
Revenues	$136,682	$495,612
Gross margin	119,350	375,569
Net (loss) income	(5,402)	3,007
Basic and diluted loss per share	$(0.08)	$(0.06)

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

The integration of Brut’s services into Nasdaq was seamless to both Nasdaq and Brut customers. Brut continues to operate under the Brut name as a broker-dealer; however, it operates as part of The Nasdaq Stock Market. Brut is subject to the SEC’s Uniform Net Capital Rule (the “Rule”), which requires the maintenance of minimum net capital. Brut has elected to use the alternate method permitted by the Rule to determine its net capital, which requires Brut maintain minimum net capital equal to the greater of $250,000 or 2.0% of combined aggregate debit items, as defined. At September 30, 2005, Brut had net capital of $8.3 million, which was $8.0 million in excess of its required net capital of $0.3 million.

The Nasdaq Stock Market, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

6. Deferred Revenue

Nasdaq’s deferred revenue at September 30, 2005 primarily related to Corporate Client Group fees will be recognized in the following years:

	Initial Listing Fees	Listing of Additional Shares	Annual and Other(1)	Total
	(in thousands)
Fiscal year ended:
2005	$6,627	$9,106	$29,677	$45,410
2006	20,025	30,136	176	50,337
2007	14,999	23,866	—	38,865
2008	12,331	13,613	—	25,944
2009 and thereafter	15,429	2,926	—	18,355

	$69,411	$79,647	$29,853	$178,911

(1)	Includes Corporate Client Group’s annual listing fees, as well as annual fees from mutual fund products from Nasdaq Market Services Subscriptions and licensing revenues from Nasdaq Financial Products.

Nasdaq’s deferred revenue at September 30, 2005 and 2004 is reflected in the following tables. The additions primarily reflect Corporate Client Group revenues charged during the period while the amortization primarily reflects Corporate Client Group revenues recognized during the period in accordance with GAAP.

	Initial Listing Fees	Listing of Additional Shares	Annual and Other	Total
	(in thousands)
Balance at January 1, 2005	$74,300	$75,058	$—	$149,358
Additions	17,530	33,051	116,340	166,921
Amortization	(22,419)	(28,462)	(86,487)	(137,368)

Balance at September 30, 2005	$69,411	$79,647	$29,853	$178,911

	Initial Listing Fees	Listing of Additional Shares	Annual and Other	Total
	(in thousands)
Balance at January 1, 2004	$78,485	$65,957	$—	$144,442
Additions	19,727	38,401	95,214	153,342
Amortization	(23,321)	(27,627)	(72,019)	(122,967)

Balance at September 30, 2004	$74,891	$76,731	$23,195	$174,817

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

The Nasdaq Stock Market, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

The following table sets forth the pension and SERP amounts recognized in compensation and benefits expense in the Condensed Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)
Components of net periodic benefit cost
Service cost	$1,927	$1,567	$5,273	$4,759
Interest cost	1,084	1,115	3,164	3,384
Expected return on plan assets	(745)	(751)	(2,236)	(2,255)
Recognized net actuarial loss	541	291	1,185	873
Prior service cost recognized	(67)	(84)	(203)	(234)
Amortization of unrecognized transition asset	(14)	(15)	(43)	(43)
Curtailment/settlement loss recognized	—	54	—	235

Benefit cost	$2,726	$2,177	$7,140	$6,719

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

Pro forma information regarding net income and earnings per share is required under SFAS 148 and has been determined as if Nasdaq had accounted for all stock options based on a fair value method. The fair value of each stock option grant was estimated at the date of grant using the Black-Scholes valuation model. Pro forma net income includes the amortization of the fair value of stock options over the vesting period and the 15.0% difference between the fair value and the purchase price of common stock purchased by employees under Nasdaq’s employee stock purchase plan. The pro forma information for the three and nine months ended September 30, 2005 and 2004 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share amounts)
Reported net income (loss)	$17,802	$(5,485)	$44,544	$3,931
Stock-based compensation cost (net of tax of $511, $643, $1,651 and $1,803, respectively)	(792)	(997)	(2,559)	(2,794)

Pro forma net income (loss)	$17,010	$(6,482)	$41,985	$1,137

Reported and pro forma basic and diluted earnings (loss) per share:
Reported basic	$0.20	$(0.08)	$0.49	$(0.04)
Pro forma basic	$0.19	$(0.10)	$0.46	$(0.08)
Reported diluted	$0.16	$(0.08)	$0.42	$(0.04)
Pro forma diluted	$0.15	$(0.10)	$0.40	$(0.08)

The Nasdaq Stock Market, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

In December 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment”, (“SFAS 123(R)”). SFAS 123(R) addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic value method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair value method and recognize the expense in the consolidated statement of income. In April 2005, the SEC announced the adoption of a new rule allowing companies to implement SFAS 123(R) at the beginning of their next fiscal year that begins after June 15, 2005. As a result, Nasdaq will adopt SFAS 123(R) on January 1, 2006. Nasdaq cannot predict the impact of adoption of SFAS 123(R) because the impact will depend on the levels of share-based payments granted in the future. Had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the pro forma net income (loss) and the pro forma earnings (loss) per share data above.

9. Comprehensive Income

Comprehensive income is composed of net income and other comprehensive income, which includes the after-tax change in unrealized gains and losses on available-for-sale investments, foreign currency translation adjustments and minimum pension liability.

The following table outlines the changes in other comprehensive income for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)
Net income (loss)	$17,802	$(5,485)	$44,544	$3,931
Unrealized (losses) gains on available-for-sale investments, net of taxes	(59)	984	369	(720)
Foreign currency translation adjustment	(13)	68	(128)	41

Total change in comprehensive income (loss)	$17,730	$(4,433)	$44,785	$3,252

10. Segments

Nasdaq manages, operates and provides its products and services in two business segments, our Market Services segment and our Issuer Services segment. The Market Services segment includes our transaction-based business (Nasdaq Market Center) and our market information services business (Nasdaq Market Services Subscriptions), which are interrelated because the transaction-based business generates the quote and trade information that we sell to market participants and data vendors. The Issuer Services segment includes our securities listings business (Corporate Client Group) and our financial products business (Nasdaq Financial Products). The companies listed on The Nasdaq Stock Market represent a diverse array of industries. This diversity of Nasdaq-listed companies allows us to develop industry-specific and other Nasdaq indexes that we use to develop and license financial products and associated derivatives. Because of the foregoing interrelationships, our management allocates resources, assesses performance and manages these businesses as two separate segments.

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

The Nasdaq Stock Market, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

The following table presents certain information regarding these operating segments for the three and nine months ended September 30, 2005 and 2004. In the second quarter of 2005, under Nasdaq’s new Limitation of Liability Rule, Nasdaq, subject to certain caps, will provide compensation for losses due to malfunctions of the order-execution systems of the Nasdaq Market Center. See Note 2, “Basis of Presentation,” for further discussion.

	Market Services	Issuer Services	Corporate Items	Consolidated
	(in thousands)
Three Months Ended September 30, 2005
Revenues	$164,648	$55,783	$34	$220,465
Cost of revenues	89,821	—	—	89,821

Gross margin	74,827	55,783	34	130,644

Pre-tax operating income	5,763	22,736	2,194	30,693

Three Months Ended September 30, 2004
Revenues	$73,304	$50,646	$20	$123,970
Cost of revenues	9,177	—	—	9,177

Gross margin	64,127	50,646	20	114,793

Pre-tax operating (loss) income	(24,502)	15,590	(1,480)	(10,320)

Nine Months Ended September 30, 2005
Revenues	$453,390	$166,748	$206	$620,344
Cost of revenues	232,961	—	—	232,961

Gross margin	220,429	166,748	206	387,383

Pre-tax operating income (loss)	14,590	65,269	(3,059)	76,800

Nine Months Ended September 30, 2004
Revenues	$218,361	$153,935	$91	$372,387
Cost of revenues	9,177	—	—	9,177

Gross margin	209,184	153,935	91	363,210

Pre-tax operating (loss) income	(47,309)	55,419	(3,944)	4,166

Total assets were $1.1 billion at September 30, 2005 and $814.8 million at December 31, 2004. This $298.4 million increase was primarily due to the proceeds received from the issuance of the $205 million Convertible Notes in April 2005. This increase would be included in the Corporate Items category. See “Acquisition,” of Note 4, “Acquisition of Instinet,” for further discussion.

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

Upon consummation of the Acquisition, and in conjunction with the issuance of the $750 million Senior Term Debt, Nasdaq is obligated to repay in full the $25 million Senior Notes. Nasdaq expects to record a loss on

The Nasdaq Stock Market, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

the early extinguishment of the $25 million Senior Notes of approximately $1.5 million and expects to use the proceeds from the issuance of the $750 million Senior Term Debt to finance the redemption. See “Acquisition,” of Note 4, “Acquisition of Instinet Group,” for further discussion.

As part of the Acquisition, Nasdaq amended the original execution and clearing services agreement between INET and Instinet Clearing Service, Inc., a subsidiary of Instinet and a part of Instinet’s Institutional Broker division (“ICS”). Under the amended agreement and upon consummation of the Acquisition, ICS will provide INET with clearing and execution services for a period not to exceed six months, unless the parties agree otherwise for a minimum fee of $1.0 million per month which may increase based on volume.

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

Brut also contracted with SunGard to host certain software on designated equipment at a SunGard facility for a transitional period beginning in September 2004. SunGard developed and operated the computer software programs that enable Brut to operate and provide order entry and execution over its ECN. Under the terms of the original agreement, which began in September 2004 through May 2005, Brut was obligated to pay SunGard approximately $0.1 million per month. On November 29, 2004, an amendment was signed which extended the original agreement through June 30, 2006 and beginning November 30, 2005, Brut had the option to cancel the agreement within 30 days written notice to SunGard. In July 2005, an additional amendment was signed, which was effective August 1, 2005, and reduced the monthly payment to a nominal amount for the remainder of the term of the agreement which now expires in December 2006. After May 1, 2006, Brut may cancel the agreement upon providing SunGard 60 days prior written notice.

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

Nasdaq Insurance Agency

In December 2002, Nasdaq purchased NASD’s 50.0% interest in NASD Insurance Agency (subsequently renamed the Nasdaq Insurance Agency). Nasdaq’s consideration for NASD’s 50.0% interest consisted of an upfront payment of $0.5 million and up to $5.1 million based on Nasdaq Insurance Agency’s stream of contingent cash flow through 2016 (which reflects an agreement in 2004 between Nasdaq and NASD to extend the term from 2011 to 2016). Nasdaq agreed to pay NASD up to: (a) 20.0% of Nasdaq Insurance Agency’s cash

The Nasdaq Stock Market, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

flows until Nasdaq has paid NASD $2.3 million from cash flows; (b) 10.0% of Nasdaq Insurance Agency’s cash flows until Nasdaq has paid NASD a cumulative amount of $3.0 million from cash flows; (c) 5.0% of Nasdaq Insurance Agency’s cash flows until the earlier to occur of Nasdaq paying NASD the full cumulative amount of $5.1 million from cash flows or December 31, 2016. As of September 30, 2005, Nasdaq has recorded $0.5 million in dividends to NASD for Nasdaq Insurance Agency’s cash flows. The dividends were reflected as a reduction in additional paid-in capital in Nasdaq’s Condensed Consolidated Balance Sheets. In connection with Nasdaq’s acquisition of Carpenter Moore, Nasdaq will pay NASD approximately $1.5 million in the fourth quarter of 2005, as settlement of all of NASD’s claims on Nasdaq Insurance Agency’s future cash flows. See “Acquisition of Carpenter Moore,” of Note 3, “Significant and Related Party Transactions,” for further discussion.

MCI

On January 30, 2004, Nasdaq and MCI WorldCom Communications, Inc., formerly WorldCom, Inc., (“MCI”) entered into a global services agreement (the “GSA”), effective May 31, 2004, related to the data network that connects Nasdaq’s market facilities to market participants. The GSA terminated the prior agreement between the two parties. The GSA, which was to expire on December 31, 2005, required usage charges for certain GSA services to be at least $20.0 million during the period from June 1, 2004 to December 31, 2004 and $20.0 million in 2005. In 2004 and 2005, Nasdaq met the minimum usage charges. In the second quarter of 2005, the GSA agreement was amended for a term of five years beginning in September 2005. Under the amended agreement, Nasdaq will be able to offer its customers faster and more cost effective access to the Nasdaq network through an upgrade to the current network. Nasdaq will pay MCI a nominal monthly charge for this service that will not be material in future periods.

Other

In June 2005, Nasdaq completed the sale of the Key West building located in Rockville, Maryland to the NASD. This site was Nasdaq’s disaster recovery site. See “Related Party Transactions—Sale of Building,” of Note 3, “Significant and Related Party Transactions,” for further discussion. Effective September 2005, Nasdaq relocated its disaster recovery site to a third party outsource facility. Nasdaq and the third party provider executed a five-year agreement which commenced in September 2005 and requires a total minimum commitment of $3.2 million over the term of the agreement.

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

The Nasdaq Stock Market, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

12. Capital Stock and Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands, except share and per share amounts)
Numerator:
Net income (loss) applicable to common stockholders:
Net income (loss)	$17,802	$(5,485)	$44,544	$3,931
Preferred stock:
Dividends declared	(716)	(1,004)	(2,506)	(7,350)
Accretion of preferred stock	(660)	—	(3,047)	—

Net income (loss) available to common stockholders for basic earnings per share	16,426	(6,489)	38,991	(3,419)
Interest impact of convertible notes, net of tax	2,535	—	6,290	—

Net income (loss) available to common stockholders for diluted earnings per share	$18,961	$(6,489)	$45,281	$(3,419)

Denominator:
Weighted average common shares for basic earnings per share	81,234,484	78,618,389	79,889,598	78,551,705
Weighted average effect of dilutive securities:
Employee stock options and awards	5,675,108	—	4,177,803	—
Convertible notes assumed converted into common stock	30,689,655	—	23,090,565	—
Warrants	1,806,366	—	284,533	—

Denominator for diluted earnings per share	119,405,613	78,618,389	107,442,499	78,551,705

Basic and diluted earnings (loss) per share:
Basic	$0.20	$(0.08)	$0.49	$(0.04)

Diluted	$0.16	$(0.08)	$0.42	$(0.04)

Options to purchase 13,692,596 shares of common stock, 445,259 shares of restricted stock, convertible notes convertible into 30,689,665 shares of common stock and warrants exercisable into 5,082,412 shares of common stock were outstanding at September 30, 2005. For the three months ended September 30, 2005, 13,660,196 of the options outstanding and all of the shares of restricted stock, shares underlying the convertible notes and shares underlying the warrants were included in the computation of diluted earnings per share, respectively, on a weighted average basis, as their inclusion was dilutive. For the nine months ended September 30, 2005, 13,483,196 of the options outstanding, all of the shares of restricted stock, 23,090,565 of the shares underlying convertible notes and all of the shares underlying the warrants were included in the computation of diluted earnings per share, respectively, on a weighted average basis, as their inclusion was dilutive. The remaining options and shares underlying the convertible notes were considered antidilutive and were properly excluded.

For the three and nine months ended September 30, 2005, 1,449,701 and 2,736,341 employee stock options were exercised, respectively. There were no employee stock options exercised for the three and nine months ended September 30, 2004.

Options to purchase 13,667,664 shares of common stock, 325,289 shares of restricted stock, convertible notes convertible into 12,000,000 shares of common stock and warrants exercisable into 239,824 shares of common stock were outstanding at September 30, 2004. For the three and nine months ended September 30, 2004, all of the options outstanding, shares of restricted stock, shares underlying the subordinated notes and shares underlying warrants were considered antidilutive and were properly excluded.

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

Nasdaq is a leading provider of securities listing, trading, and information products and services. Nasdaq operates The Nasdaq Stock Market, the largest electronic screen-based equity securities market in the United States, both in terms of number of listed companies and traded share volume. As of September 30, 2005, Nasdaq was home to 3,214 listed companies. Nasdaq also operates the Nasdaq Market Center, which as of September 30, 2005 enabled our customers to trade over 7,700 equity securities. Our revenue sources are diverse and include transaction services revenues, market data product and services revenues, listing fees, and financial product revenues.

Nasdaq offers our products and services for fees that are among the lowest in the industry and are designed to help us maintain and extend our market share. In order to sustain this competitive price strategy, we have significantly reduced operating expenses consistent with our regulatory obligations. We intend to implement further changes to our cost structure to further reduce expenses so that we can maintain our competitive pricing advantage, to attract additional business, and achieve our profitability goals. See “2005 and 2004 Cost Reductions,” of Note 3, “Significant and Related Party Transactions,” to the condensed consolidated financial statements for further discussion.

Nasdaq manages, operates and provides its products and services in two business segments, our Market Services segment and our Issuer Services segment. The Market Services segment includes our transaction-based business (Nasdaq Market Center) and our market information services business (Nasdaq Market Services Subscriptions), which are interrelated because the transaction-based business generates the quote and trade information that we sell to market participants and data vendors. The Issuer Services segment includes our securities listings business (Corporate Client Group) and our financial products business (Nasdaq Financial Products). The companies listed on The Nasdaq Stock Market represent a diverse array of industries. This diversity of Nasdaq-listed companies allows us to develop industry-specific indexes and other Nasdaq indexes that we use to develop and license financial products and associated derivatives. Because of the foregoing interrelationships, our management allocates resources, assesses performance and manages these businesses as two separate segments. See Note 10, “Segments,” to the condensed consolidated financial statements for further discussion.

On September 7, 2004, Nasdaq completed its acquisition of Brut. Accordingly, results for the three and nine months ended September 30, 2005 include activity related to Brut. Results for the three and nine months ended September 30, 2004 include activity related to Brut from September 7, 2004 through September 30, 2004. See “Business Developments and Combinations—Acquisition of Brut,” of Note 3, “Significant and Related Party Transactions,” and Note 5, “Acquisition of Brut,” to the condensed consolidated financial statements for further discussion.

For the three months ended September 30, 2005, Nasdaq’s net income was $17.8 million, compared with a net loss of $5.5 million for the three months ended September 30, 2004, an increase of $23.3 million. For the nine months ended September 30, 2005, Nasdaq’s net income was $44.5 million, compared with net income of $3.9 million for the nine months ended September 30, 2004, an increase of $40.6 million. For the three and nine months ended September 30, 2005, results were positively impacted by lower operating expenses from corporate-wide cost reduction programs. Total expenses were $99.3 million and $306.9 million for the three and nine months ended September 30, 2005, respectively, compared with $123.7 million and $355.0 million for the three and nine months ended September 30, 2004, respectively, a decrease of $24.4 million, or 19.7%, and $48.1 million, or 13.5%, respectively. Also contributing to results were increases in gross margin (revenues less cost of revenues) from our Market Services segment and revenues from our Issuer Services segment. Gross margin from Market Services increased $10.7 million, or 16.7%, to $74.8 million for the three months ended September 30, 2005 compared with $64.1 million for the three months ended September 30, 2004 and increased $11.2 million, or 5.4%, to $220.4 million for the nine months ended September 30, 2005 compared with $209.2 million for the nine months ended September 30, 2004. These increases were primarily due to an increase in market share in both Nasdaq-listed securities and securities listed on other exchanges, an increase in the percentage of share volume reported to Nasdaq’s systems, additional trading activity due to the acquisition of Brut, increases in revenues generated from propriety data products and changes in revenue sharing under the Nasdaq General Revenue Sharing Program. However, the amount that Nasdaq rebated also increased based on the increases in market share and Brut activity and changes to the liquidity rebate tiers. Also, partially offsetting the increase in gross margin were fee reductions for the Nasdaq Market Center introduced in 2004 and declines in both the three and nine months ended September 30, 2005 in the subscriber base for legacy Access Services products, which are being discontinued (see Cost Reduction and Operating Efficiencies section below for further discussion). Issuer Services segment revenues increased $5.1 million, or 10.1%, to $55.8 million for the three months ended September 30, 2005 compared with $50.7 million for the three months ended September 30, 2004 and increased $12.8 million, or 8.3%, to $166.7 million for the nine months ended September 30, 2005 compared with $153.9 million for the nine months ended September 30, 2004 primarily due to an increase in Corporate Client Group’s annual fees. These current and prior year items are discussed in more detail below.

Beginning with the acquisition of Brut on September 7, 2004, pursuant to EITF 99-19, Nasdaq recorded execution revenues from transactions executed through Brut on a gross basis in revenues and recorded expenses such as liquidity rebate payments as cost of revenues as Brut acts as principal. Prior to the second quarter of 2005, Nasdaq’s other execution revenues were reported net of liquidity rebates as Nasdaq does not act as principal. However, in the second quarter of 2005, under Nasdaq’s new Limitation of Liability Rule, Nasdaq, subject to certain caps, will provide compensation for losses due to malfunctions of the order-execution systems of the Nasdaq Market Center. Therefore, pursuant to EITF 99-19, Nasdaq has recorded all execution revenues from transactions executed through the Nasdaq Market Center on a gross basis in execution and trade reporting revenues and has recorded liquidity rebate payments as cost of revenues as Nasdaq now has certain risk associated with trade execution subject to rule limitations and caps. This rule change in fact was made on a prospective basis beginning April 1, 2005 as required under GAAP. This rule change did not have a material impact on the consolidated financial position or results of operations of Nasdaq in the second or third quarters of 2005. See Note 2, “Basis of Presentation,” to the condensed consolidated financial statements for further discussion.

Business and Operating Environment

While economic conditions have improved relative to a few years ago, business and economic conditions remain challenging. The economic environment has been dominated by continued monetary tightening and rising prices for energy that negatively affect the pace of economic growth and capital formation. The business environment continues to be characterized by intense competition, both in the trade execution and trade reporting businesses and for new and existing listings. The execution and trade reporting businesses are subject to aggressive price cutting in an attempt to increase trading volume market share, an increased emphasis on technological advancements to enhance electronic trading, and significant regulatory changes. Our business has been and will continue to be impacted by the following key external factors:

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

The following table includes data showing average daily share volume in Nasdaq-listed securities and the percentage of share volume of Nasdaq-listed securities reported to the Nasdaq Market Center. In addition, the table shows drivers for our Issuer Services segment, including initial public offerings and number of listed companies. In evaluating the performance of our business, our senior management closely watches these key drivers.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Average daily share volume in Nasdaq-listed securities (in billions)	1.65	1.56	1.81	1.78
Percentage of share volume of Nasdaq-listed securities reported to the Nasdaq Market Center	56.0%	48.4%	55.5%	49.1%
Initial public offerings	46	41	91	105
Secondary offerings	50	46	145	181
New listings(1)	74	69	192	188
Number of listed companies(2)	3,214	3,287	3,214	3,287

(1)	Includes initial public offerings, including those completed on a best efforts basis, and listings that switched from other listing venues.
(2)	Number of listed companies as of period end.

The third quarter of 2005 saw a decline in investor optimism about the future outlook for economic growth. Equity prices increased slightly during the quarter in spite of continued tightening by the Federal Reserve and a significant increase in energy prices during the quarter. Trading volume in U.S. equity markets increased 14.0% and 5.9% during the three and nine months ended September 30, 2005, respectively, compared with the comparable periods of 2004. The increase in equity prices and trading volumes was not sufficient to spur a significant increase in the issuance of equity capital or the number of initial public offerings during the current year periods. While new equity financing remained above the depressed levels of 2001 and 2002, the perception of an uncertain economic climate, together with corporate governance and accounting costs, contributed to a mixed picture for new equity financing and the inability of certain listed companies to meet listing standards. The relative slow pace of growth for new equity financing and equity prices, along with relatively flat Nasdaq trading volumes created an environment of challenging business conditions for us.

We experience competition in our core trading activities such as execution services; quoting and trading capabilities; and reporting services. Many of our competitors have engaged in aggressive price competition by reducing the trade execution transaction fees they charge their customers. As a result of this competition, we have also significantly reduced the trade execution transaction fees we charge our customers, particularly our large-volume customers. In connection with our aggressive pricing strategy, we have initiated significant cost reduction plans consistent with our regulatory obligations and we intend to continue to reduce our cost structure to a point where it is comparable or favorable to our competitors. The acquisition of Brut and the pending acquisition of INET are designed to accelerate our growth initiatives and enhance our operating efficiency. Our revenues from the sale of market information products and services are also under competitive threat from other securities exchanges that trade Nasdaq-listed securities. In January 2004, we implemented a program that provides monetary incentives for quoting market participants to send orders and report trades to the Nasdaq Market Center, named the General Revenue Sharing Program. However, Nasdaq continuously evaluates and refines the program, resulting in certain reductions in amounts paid during 2004 and during the three and nine months ended September 30, 2005. Nasdaq expects to increase the amounts paid under the program in the near future.

On August 24, 2005 the Boston Stock Exchange and four large broker-dealers announced the formation of a new electronic stock exchange, the Boston Equities Exchange. This new exchange increases the number of direct competitors with Nasdaq and our business model. Further, in August 2005 the Philadelphia Stock Exchange announced it had received equity investments from six large broker-dealers. The impact of this investment on the future of the Philadelphia Stock Exchange’s equities trading floor is not clear at this time. At present neither the Boston Stock Exchange nor the Philadelphia Stock Exchange trade a significant volume in Nasdaq-listed securities. As the investors in both the Boston Equities Exchange and Philadelphia Stock Exchange include some of our largest customers, both initiatives may increase the level of competition that we face.

Finally, the New York Stock Exchange (the “NYSE”) and Archipelago Holdings Inc. (“Archipelago”), operator of ArcaEx announced in April 2005 that they intend to merge. Completion of that merger is still pending. ArcaEx is a significant competitor of Nasdaq for trading in Nasdaq-listed securities. The combination of NYSE with Archipelago, which has not historically traded Nasdaq-listed securities, could result in an enhanced competitor for trading volume. The NYSE will also gain access to Archipelago’s technology which could accelerate the NYSE’s migration to electronic trading.

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

In April 2005 the SEC adopted Regulation NMS. The Regulation has four primary components, the Sub-Penny Rule, the Order Protection Rule, the Access Rule, and the Market Data Rule. Collectively, these rules represent the most significant changes in the regulatory environment for equity security trading since the 1970s. The implications of the rule are far reaching and may fundamentally alter Nasdaq’s competitive position. The Sub-Penny rule, which prohibits quoting in price increments of less than one penny for stocks included in the national market system (which can be traded as national securities exchanges, alternative trading systems and Nasdaq) priced above one dollar, is scheduled to become effective in January 2006 and is not expected to materially affect Nasdaq’s operations or businesses. The remaining provisions of Regulation NMS become effective in mid-2006. The Order Protection Rule is intended to protect limit orders displayed in electronic execution systems by prohibiting executions at inferior prices by any market, exchange or broker-dealer. The Access Rule creates new accessibility requirements for market centers to insure connectivity between markets and limits the fees a market center may charge for accessing its quotes to $0.003 per share. The Order Protection and Access Rules may (i) lead to unforeseeable structural change in how securities trade and report, (ii) impose significant regulatory compliance costs upon us, (iii) reduce the number of orders routed to our systems for execution, (iv) reduce our flexibility in the setting of fees, and/or (v) reduce the number of internalized trades reported to The Nasdaq Stock Market. These two rules and the Market Data Rule, which adopts a 50-50 allocation in determining the amount of market data fees distributed to each market center between dollar volume and quotes in the place of the current allocation on trades and shares, could reduce the market data fees or revenues we currently receive. Consequently, our business, financial condition and results of operations may be adversely affected. There is also a risk that the rules may materially change during implementation which would undermine business plans and investments that have been made based on the current form of the rules. While the consequences of the new rules cannot be fully foreseen, Nasdaq intends to vigorously defend our existing businesses while pursuing new opportunities created by the rules.

We are continuously looking for opportunities to further grow our business and compete more effectively, among others, we recently have:

•	Entered into an agreement to acquire Instinet, subject to customary closing conditions. Immediately after consummation of the Acquisition, we have agreed to sell Instinet’s Institutional Brokerage division to an affiliate of SLP. After the sale of the Institutional Brokerage division, we will ultimately own INET. Nasdaq expects the Acquisition to be dilutive to Nasdaq’s stockholders for up to 12 months and anticipates this transaction will be accretive to stockholders thereafter. See “Business Developments and Combinations—Acquisition of Instinet Group,” of Note 3, “Significant and Related Party Transactions,” and “Acquisition,” of Note 4, “Acquisition of Instinet Group,” to the condensed consolidated financial statements for further discussion.

•	Acquired in September 2004 and successfully integrated Brut, the owner and operator of the Brut ECN, from SunGard. See “Business Developments and Combinations—Acquisition of Brut,” of Note 3, “Significant and Related Party Transactions,” and Note 5, “Acquisition of Brut,” to the condensed consolidated financial statements for further discussion.

•	Introduced the Opening Cross and Closing Cross, centralized price discovery facilities for Nasdaq-listed securities at the market open and market close, respectively in 2004.

•	Introduced new routing functionality in NYSE-listed stocks via the Brut Liquidity Finder.

•	Entered into a definitive agreement to acquire Carpenter Moore, an insurance brokerage firm specializing in management liability. This transaction, which closed on October 1, 2005, places Nasdaq’s insurance brokerage business among the top 10 brokers of management liability insurance in the United States.

In addition, in the first quarter of 2005, we listed our shares on the Nasdaq National Market and broadened our investor base through a successful secondary offering. See “Related Party Transactions—Secondary Offering,” of Note 3, “Significant and Related Party Transactions,” to the condensed consolidated financial statements for further discussion.

On August 15, 2005 and September 23, 2005, we filed extensive amendments to our application with the SEC to register as a national securities exchange, which was originally filed in 2000 and 2001. The amended application was published for public comment on October 4, 2005, and the comment period closes on November 10, 2005. Although there can be no assurance as to the timing or nature of SEC action on the application, Nasdaq is hopeful that the SEC will approve the application in its current form after Nasdaq responds to any comments that are submitted. We believe that we will benefit from exchange registration for the following reasons:

•	we will be able to separate Nasdaq from NASD thereby eliminating potential conflicts of interest that could result with being controlled by our regulator;

•	we will be able to clearly establish our separate identity from NASD; and

•	we will no longer have to share revenue from certain proprietary products with certain other exchanges.

The amended application contemplates that Nasdaq will become a holding company and that all or substantially all of its current assets and liabilities will be transferred to two newly established operating subsidiaries. One subsidiary will hold the exchange license and will operate Nasdaq’s automated transaction execution facilities. A second subsidiary (the “Trade Reporting Facility”) will collect reports of transactions in Nasdaq-listed and other non-Nasdaq-listed securities that are executed otherwise than on an exchange. NASD would have regulatory responsibility for the Trade Reporting Facility, which would be operated as a facility of NASD under NASD’s registration as a national securities association. We would provide the systems to operate the Trade Reporting Facility and would be primarily responsible for the management of the Trade Reporting Facility’s business affairs. We would be entitled to the economic benefits derived from operations of the Trade Reporting Facility and would also pay the costs, including regulatory costs, associated with its operation.

Nasdaq’s ability to collect licensing revenues for options on ETFs that track its indexes (such as QQQ) may be impacted by the outcome of two pending cases involving other index providers. The U.S. District Court for the Southern District of New York recently dismissed these actions brought by McGraw-Hill and Dow Jones against an options market that threatened to trade options based on their proprietary indexes without a license. Both plaintiffs have appealed the dismissals and Nasdaq, while not a party to these actions, has filed an amicus brief in both cases supporting plaintiffs’ positions. Nasdaq intends to protect its right to require licenses with options markets that trade options on ETFs that track its indexes.

Cost Reduction and Operating Efficiencies

We have taken significant steps to grow our business and enhance our competitive position, including developing fast, reliable and scalable systems, focusing on maintaining an efficient cost structure, designing a competitive pricing strategy for our products and services consistent with our regulatory obligations and pursuing acquisitions designed to yield cost savings through technology and corporate synergies. We have successfully reduced our technology costs, eliminated non-core products, scaled back our workforce and consolidated our real estate facilities and consolidated our operations. We expect to realize additional savings from the outsourcing of our disaster recovery systems, which began in September 2005. As a result of outsourced disaster recovery systems, we sold real estate that was no longer needed to house our owned disaster recovery data center. We continue to migrate our technology operations to fewer, scalable, less expensive non-proprietary platforms. We are also continuing to take steps to exit certain low-margin businesses, primarily relating to providing proprietary network connectivity to the Nasdaq Market Center. As we phase out these low margin Access Services, we expect our revenues and the corresponding expenses to decrease (see Operating Results-Nasdaq Market Center below for further discussion). As a result, for the three and nine months ended September 30, 2005, we reduced total direct expenses by $23.8 million, or 21.1%, from $112.6 million to $88.8 million and by $45.1 million, or 14.1%, from $320.7 million to $275.6 million, respectively, as compared with the same periods of 2004. During the three and nine months ended September 30, 2005, in connection with taking certain actions to improve our operational efficiency, we incurred charges of approximately $4.5 million and $17.9 million, respectively. During the three and nine months ended September 30, 2004, we incurred similar charges of approximately $22.4 million and $37.1 million, respectively.

Some of the key steps we have taken to reduce our costs and expenses include:

•	Reducing our computer operations and communications primarily through the renegotiation of contracts with major suppliers and a reduction in the number of technology operating platforms that we support. For the nine months ended September 30, 2005, our computer operations and data communications expense was $47.5 million compared with $81.3 million for the same period in 2004;

•	Reducing our headcount from 891 at September 30, 2004 to 759 at September 30, 2005, which includes the employees acquired in the Brut and Nasdaq Insurance Agency transactions; and

•	Consolidating our real estate facilities from approximately 528,800 square feet as of September 30, 2004 to approximately 437,900 square feet as of September 30, 2005. As of September 30, 2005, Nasdaq is committed to approximately 512,400 square feet, however we have sublet approximately 69,600 square feet.

We believe that our actions have positioned us to compete aggressively in all aspects of our business. We plan to continue to rationalize our business activities and generate additional cost savings by managing our expense base and pursuing additional operational efficiencies and have identified additional expense reduction opportunities that we intend to pursue. See “2005 and 2004 Cost Reductions,” of Note 3, “Significant and Related Party Transactions,” to the condensed consolidated financial statements for further discussion. We believe that the proposed INET transaction, once consummated, could provide additional opportunities for cost reductions and synergies.

Sources of Revenues

Market Services

Nasdaq Market Center

The Nasdaq Market Center is our transaction-based platform that provides our market participants with access to The Nasdaq Stock Market execution services, such as quoting and trading capabilities, and reporting services such as trade reporting and risk management. We provide these quoting, trading, and trade reporting services for securities listed on the Nasdaq National Market and the Nasdaq Capital Market, formerly known as The Nasdaq SmallCap Market, as well as for securities authorized for trading on the OTCBB and for securities that are traded in the OTC market by NASD members. Effective October 1, 2005, responsibility for the OTCBB and OTC were transferred to NASD. See “Related Party Transactions—Transfer of OTCBB Business to NASD,” of Note 3, “Significant and Related Party Transactions,” to the condensed consolidated financial statements for further discussion.

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

Finally, the Nasdaq Market Center provides market participants with the ability to access, process, display and integrates orders and quotes. We provide our market participants with several alternatives for accessing the Nasdaq Market Center for a fee. We are taking steps to exit certain low-margin businesses such as legacy Access Services products (see Operating Results-Nasdaq Market Center below for further discussion).

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

In our role as the Securities Information Processor, we disseminate information to data vendors, which the data vendors then sell to the public. After deducting our expenses incurred as the Securities Information Processor, we distribute the tape fees to the respective UTP Plan participants, including ourselves, based on a combination of the participants’ respective annual trade volume and share volume. Since our sharing in the UTP Plan is based on our market share, our revenues from the sale of market information products and services are under competitive pressure from other securities exchanges that trade Nasdaq-listed securities. As a result, we have implemented the General Revenue Sharing Program, that provides an incentive for quoting market participants to send orders and report trades to the Nasdaq Market Center to stabilize Nasdaq’s share of UTP Plan revenues.

We also sell proprietary data products to market participants that choose to display trading interest on Nasdaq. We offer a range of proprietary data products including Nasdaq TotalView (“TotalView”), our flagship market depth quote product. We operate several other proprietary services and data feed products, including the Mutual Fund Quotation Service; the Mutual Fund Dissemination Service; our financial websites, Nasdaq.com and NasdaqTrader.com; and Nasdaq Index Dissemination Service. In January 2005, Nasdaq launched Nasdaq OpenView (“OpenView”), which is similar to TotalView, but displays market depth for NYSE-listed and Amex-listed stocks.

Issuer Services

Corporate Client Group

The Corporate Client Group provides customer support services and products to Nasdaq-listed companies and is responsible for obtaining new listings on The Nasdaq Stock Market. We charge issuers an initial listing fee, a fee for listing of additional shares and an annual fee. The initial listing fee for securities listed on The Nasdaq Stock Market includes a listing application fee and a total shares outstanding fee. The fee for listing of additional shares is based on the total shares outstanding, which we review quarterly. Annual fees for securities listed on The Nasdaq Stock Market are based on total shares outstanding. In the beginning of 2005, Nasdaq increased the amount of its annual fees for both the Nasdaq National and Nasdaq Capital Markets in a range of approximately 14.0% to 31.0%. Initial listing and listing of additional shares fees are recognized on a straight-line basis over estimated service periods, which are six and four years, respectively, based on our historical listing experience, pursuant to the requirements of SEC Staff Accounting Bulletin Topic 13: Revenue Recognition (“SAB Topic 13”).

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

Nasdaq Financial Products

Nasdaq Financial Products is responsible for introducing products that leverage, extend and enhance the Nasdaq brand, such as Nasdaq indexes and QQQ, an ETF based on the Nasdaq-100 Index. Nasdaq Financial Products oversees the licensing of third party Nasdaq-branded financial products based on Nasdaq indexes. In addition to licensing revenues, these products, particularly ETFs, can lead to increased investments in companies listed on The Nasdaq Stock Market, which, in turn, could benefit our Market Services revenues.

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

Nasdaq primarily has two types of license agreements, transaction-based licenses and asset-based licenses. Transaction-based licenses are generally renewable long term agreements. Customers are charged based on transaction volume or a minimum contract amount, or both. If a customer is charged based on transaction volume, Nasdaq recognizes revenue when the transaction occurs. If a customer is charged based on a minimum contract amount, Nasdaq recognizes revenue on a pro-rata basis over the licensing term. Asset-based licenses are also generally long term agreements. Customers are charged based on a percentage of assets under management for licensed products, per the agreement, on a monthly or quarterly basis. These revenues are recorded on a monthly or quarterly basis over the term of the license agreement. Recognition of licensing revenues is consistent with SAB Topic 13 as follows:

•	Each agreement is evidenced by an executed license agreement representing persuasive evidence of an agreement;

•	Revenues are recognized over the period that services are performed in accordance with the term of the license agreements;

•	Licensing revenues are fixed or determinable and are based on a contractual amount, assets under management or transaction volume; and

•	Collectibility of fees is reasonably assured.

Operating Results

The following table sets forth total revenues by segment, cost of revenues and gross margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in millions)
Market Services	$164.6	$73.3	$453.4	$218.4
Issuer Services	55.8	50.7	166.7	153.9
Other	—	—	0.2	0.1

Total revenues	$220.4	$124.0	$620.3	$372.4

Liquidity rebates	(64.8)	(7.5)	(169.4)	(7.5)
Brokerage, clearance and exchange fees	(25.0)	(1.7)	(63.6)	(1.7)

Total cost of revenues	(89.8)	(9.2)	(233.0)	(9.2)

Gross margin	$130.6	$114.8	$387.3	$363.2

MARKET SERVICES

The following table sets forth revenues, cost of revenues and gross margin from Market Services:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in millions)
Nasdaq Market Center:
Execution and trade reporting revenues	$116.9	$60.7	$345.8	$181.0
Access services revenues	19.8	22.5	61.1	68.6
Liquidity rebates(1)	—	(28.2)	(35.5)	(92.8)
Tape fee revenue sharing	(3.5)	(1.7)	(8.0)	(6.4)
Nasdaq General Revenue Sharing Program	(0.1)	(0.5)	(0.3)	(1.9)

Total Nasdaq Market Center revenues	133.1	52.8	363.1	148.5
Cost of revenues
Liquidity rebates(1)	(64.8)	(7.5)	(169.4)	(7.5)
Brokerage, clearance and exchange fees	(25.0)	(1.7)	(63.6)	(1.7)

Total cost of revenues	(89.8)	(9.2)	(233.0)	(9.2)

Gross margin from Nasdaq Market Center	43.3	43.6	130.1	139.3

Nasdaq Market Services Subscriptions:
Revenues(2)	47.9	44.5	140.8	137.9
Nasdaq General Revenue Sharing Program	(1.2)	(4.6)	(4.4)	(14.1)
UTP Plan revenue sharing	(19.5)	(21.6)	(59.2)	(60.7)

Total Nasdaq Market Services Subscriptions revenues	27.2	18.3	77.2	63.1
Other Market Services revenues	4.3	2.2	13.1	6.8

Gross margin from Market Services	$74.8	$64.1	$220.4	$209.2

(1)	As noted in Note 2, “Basis of Presentation,” to the condensed consolidated financial statements, Nasdaq began reporting all execution revenues from transactions executed through the Nasdaq Market Center on a gross basis in execution and trade reporting revenues and has recorded liquidity rebate payments as cost of revenues as Nasdaq now has certain risk associated with trade execution subject to rule limitations and caps. This change in fact was made on a prospective basis beginning April 1, 2005 as required under GAAP.

(2)	Includes eligible and non-eligible UTP Plan revenues. Eligible UTP Plan revenues are associated with the calculation and dissemination of the consolidated national best bid and best offer (“inside quote”) and last sale information. These revenues are shared among UTP Plan participants. Non-eligible UTP Plan revenues are associated with the calculation and dissemination of proprietary Nasdaq information and are not shared among UTP Plan participants.

Nasdaq Market Center

Execution and trade reporting revenues increased $56.2 million, or 92.6%, and increased $164.8 million, or 91.0%, in the three and nine months ended September 30, 2005, respectively, compared with the three and nine months ended September 30, 2004, respectively, primarily due to additional trading activity due to the acquisition of Brut, increases in Nasdaq’s execution market share for both Nasdaq-listed securities and securities listed on other exchanges and increase in the percentage of share volume reported to Nasdaq’s systems. Partially offsetting these increases were fee reductions for the Nasdaq Market Center introduced in 2004. However, despite increases in execution and trade reporting revenues, gross margin from Nasdaq Market Center decreased slightly in the three months ended September 30, 2005 compared with the three months ended September 30, 2004 to $43.3 million and decreased $9.2 million, or 6.6%, to $130.1 million in the nine months ended September 30, 2005 compared with the nine months ended September 30, 2004. Cost of revenues were $89.8 million and $233.0 million for the three and nine months ended September 30, 2005, respectively, and was $9.2 million for both the three and nine months ended September 30, 2004. The decreases in gross margin were due to an increase in the amount that Nasdaq rebated as a result of the increases from Brut activity and market share and changes to the liquidity rebate tiers.

Nasdaq Market Center liquidity rebates, in which we credit a portion of the per share execution charge to the market participant that provides the liquidity, was $64.8 million and $169.4 million for the three and nine months ended September 30, 2005, respectively, of which $29.6 million and $62.7 million relates to liquidity rebate payments for the non-Brut portion of the Nasdaq Market Center for the three and nine months ended September 30, 2005, respectively. The remaining rebate amounts of $35.2 million and $106.7 million for the three and nine months ended September 30, 2005, respectively, and $7.5 million for both the three and nine months ended September 30, 2004, are Brut liquidity rebates. Brokerage, clearance and exchange fees were $25.0 million and $63.6 million for the three and nine months ended September 30, 2005, respectively, and $1.7 million for both the three and nine months ended September 30, 2004 and are additional cost of revenues for Brut.

Pursuant to EITF 99-19, Nasdaq recorded execution revenues from transactions executed through Brut on a gross basis in revenues and recorded expenses such as liquidity rebate payments as cost of revenues as Brut acts as principal. Prior to the second quarter of 2005, Nasdaq’s other execution revenues were reported net of liquidity rebate, which totaled $28.2 million for the three months ended September 30, 2004, and $35.5 million and $92.8 million for the nine months ended September 30, 2005 and 2004, respectively, as Nasdaq does not act as principal. However, in the second quarter of 2005, under Nasdaq’s new Limitation of Liability Rule, Nasdaq, subject to certain caps, will provide compensation for losses due to malfunctions of the order-execution systems of the Nasdaq Market Center. Therefore, pursuant to EITF 99-19, Nasdaq has recorded all execution revenues from transactions executed through the Nasdaq Market Center on a gross basis in execution and trade reporting revenues and has recorded liquidity rebate payments as cost of revenues as Nasdaq now has certain risk associated with trade execution subject to rule limitations and caps. This rule change in fact was made on a prospective basis beginning April 1, 2005 as required under GAAP. This rule change did not have a material impact on the consolidated financial position or results of operations of Nasdaq in the second or third quarters of 2005.

Access services revenues decreased $2.7 million, or 12.0%, and decreased $7.5 million, or 10.9%, in the three and nine months ended September 30, 2005, respectively, compared with the three and nine months ended September 30, 2004, respectively, primarily due to a decline in the subscriber base for legacy Access Services products, which are being discontinued. The revenues for these discontinued products are expected to continue to decline through the fourth quarter of 2005 and totaled $14.5 million and $46.7 million for the three and nine months ended September 30, 2005, respectively, compared with $18.6 million and $57.2 million for the same periods of 2004. Nasdaq is migrating its users away from proprietary network connectivity and moving towards industry standards and third-party networks. By doing so, Nasdaq has been able to and will continue to reduce our technology and network costs and increase our systems’ scalability without affecting performance or reliability. Expenses related to the discontinued products were $14.0 million and $40.6 million for the three and nine months ended September 30, 2005, respectively, and $22.5 million and $76.2 million for the same periods of 2004. The industry standards and third party products will be more efficient and cost effective but will produce lower revenues. However, these products will contribute more to Nasdaq’s operating results than Nasdaq’s legacy Access Service Products.

Nasdaq Market Center tape fee revenue sharing increased $1.8 million in the three months ended September 30, 2005 and increased $1.6 million, or 25.0%, for the nine months ended September 30, 2005, compared with the same periods of 2004. We share tape fee revenues from NYSE-listed and Amex-listed securities through the Nasdaq Market Center tape fee revenue sharing. We earn tape fee revenues from NYSE-listed and Amex-listed securities based upon both the percentage of trades reported to the Nasdaq Market Center for securities listed on these exchanges and the size of NYSE and Amex revenue sharing pools. The increase in the three and nine months ended September 30, 2005 was primarily due to an increase in Nasdaq’s market share in both NYSE-listed and Amex-listed securities. However, partially offsetting the increase in the nine months ended September 30, 2005 was lower Nasdaq market share in Amex-listed securities in the first quarter of 2005.

In January 2004, the Nasdaq Market Center began sharing revenues under the Nasdaq General Revenue Sharing Program. This discretionary program shares operating revenue, which is interpreted to mean net revenue after expenses from all services that derive revenue from member trading and trade-reporting activity in Nasdaq-listed securities. As such, the program is designed to provide an incentive for quoting market participants to send orders and report trades to the Nasdaq Market Center. The amount of Nasdaq Market Center revenues shared under the Nasdaq General Revenue Sharing Program decreased $0.4 million, or 80.0%, in the three months ended September 30, 2005 and decreased $1.6 million, or 84.2%, for the nine months ended September 30, 2005, compared with the same periods of 2004. These decreases were primarily due to changes in revenue sharing under the program.

Nasdaq Market Services Subscriptions

We provide subscribers with inside quote and last trade information through Level 1 Service, the best quote information for each market participant through Nasdaq Quotation Dissemination Services and all price levels for each market participant through TotalView. These services are provided for securities listed on The Nasdaq Stock Market to both professional and non-professional users. We also provide subscribers with quote information at all price levels for each market participant’s trading of NYSE-listed and Amex-listed stocks through OpenView. In addition, we provide Mutual Fund Quotation Service, a service that collects and disseminates daily price and related data for unit investment trusts, mutual funds and money market funds that are subscribers to this service. These subscription revenues, which include eligible and non-eligible UTP Plan revenues, increased $3.4 million, or 7.6%, in the three months ended September 30, 2005 and increased $2.9 million, or 2.1%, for the nine months ended September 30, 2005, compared with the same periods of 2004. These increases were primarily due to an increase in TotalView subscribers and the launch of OpenView in January 2005.

In January 2004, Nasdaq began sharing Market Services Subscriptions revenues under the Nasdaq General Revenue Sharing Program, discussed above. The amount of Nasdaq Market Services Subscriptions revenues shared under the Nasdaq General Revenue Sharing Program decreased $3.4 million, or 73.9%, in the three months ended September 30, 2005 and decreased $9.7 million, or 68.8%, for the nine months ended September 30, 2005, compared with the same periods of 2004. These decreases were primarily due to changes in revenue sharing under the program.

Nasdaq also shares tape fee revenues (i.e., revenues from the sale of tape data) for Nasdaq-listed securities through the UTP Plan. Under the revenue sharing provision of the UTP Plan, Nasdaq is permitted to deduct certain costs associated with acting as the exclusive Securities Information Processor from the total amount of tape fees collected. After these costs are deducted from the tape fees, Nasdaq distributes to the respective UTP Plan participants, including Nasdaq, their share of tape fees based on a combination of their respective trade volume and share volume. Nasdaq tape fee revenue sharing allocated to UTP Plan participants decreased $2.1 million, or 9.7%, in the three months ended September 30, 2005 and decreased $1.5 million, or 2.5%, for the nine months ended September 30, 2005, compared with the same periods of 2004. The decreases in UTP Plan revenue sharing in the three and nine months ended September 30, 2005 were primarily due to a stronger market share, which includes Brut trade reporting activity, decreasing the amount Nasdaq shared with UTP participants. Brut began to report its trades to the Nasdaq Market Center on September 1, 2004. See “Business Developments and Combinations—Acquisition of Brut,” of Note 3, “Significant and Related Party Transactions,” and Note 5, “Acquisition of Brut,” to the condensed consolidated financial statements for further discussion. Partially offsetting the stronger market share, was a reduction in the costs of operating the Securities Information Processor and administering the UTP Plan. Nasdaq operates the Securities Information Processor and administers the UTP Plan, and due to significant cost reduction efforts within Nasdaq, Nasdaq has been able to reduce the costs of those activities, to the benefit of all UTP Plan exchanges that trade Nasdaq-listed securities. The cost reductions resulted in an increase in net shareable income. In the first half of 2005, the reduction in the costs of running the UTP Plan were greater than the increase in Nasdaq’s market share.

Other Market Services

Other Market Services revenues increased $2.1 million, or 95.5%, for the three months ended September 30, 2005 and increased $6.3 million, or 92.6%, for the nine months ended September 30, 2005, compared with the same periods of 2004. These increases were primarily due to the receipt of revenues from NASD in 2005 for technology and development support services provided to NASD for a fixed income trade reporting platform. As discussed in “Related Party Transactions—Related Party Revenues,” of Note 3, “Significant and Related Party Transactions,” to the condensed consolidated financial statements, Nasdaq entered into a new contract with NASD in November 2004 for these services.

ISSUER SERVICES

The following table sets forth revenues from Issuer Services:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in millions)
Issuer Services:
Corporate Client Group	$46.4	$41.3	$137.5	$122.9
Nasdaq Financial Products	9.4	9.4	29.2	31.0

Total Issuer Services revenues	$55.8	$50.7	$166.7	$153.9

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
	As Reported	Billed Basis	As Reported	Billed Basis	As Reported	Billed Basis	As Reported	Billed Basis
	(in millions)
Annual renewal fees	$27.3	$27.3	$23.1	$23.1	$80.0	$80.0	$67.9	$67.9
Listing of additional shares fees	9.6	7.7	9.2	12.8	28.5	33.1	27.6	38.4
Initial listing fees	7.2	6.9	7.7	7.0	22.4	17.5	23.5	19.7
Nasdaq Insurance Agency	1.2	1.2	—	—	3.3	3.3	—	—
Other Corporate Client Group revenues	1.1	1.1	1.3	1.3	3.3	3.3	3.9	3.9

Total Corporate Client Group revenues	$46.4	$44.2	$41.3	$44.2	$137.5	$137.2	$122.9	$129.9

Corporate Client Group revenues, on an as reported basis, increased $5.1 million, or 12.3%, in the three months ended September 30, 2005 and increased $14.6 million, or 11.9%, for the nine months ended September 30, 2005, compared with the same periods of 2004.

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

Annual renewal fees on both an as reported and billed basis increased $4.2 million, or 18.2%, in the three months ended September 30, 2005 and increased $12.1 million, or 17.8%, for the nine months ended September 30, 2005, compared with the same periods of 2004. These increases were primarily due to an increase in annual renewal fees in 2005 for both the Nasdaq National and Nasdaq Capital Markets in a range of approximately 14.0% to 31.0%. Partially offsetting the increases in fees was a reduction in the number of companies listed on The Nasdaq Stock Market from 3,333 on January 1, 2004 to 3,271 on January 1, 2005, the date on which listed companies are billed their annual fees. The decrease in the number of listed companies in 2005 was due to 322 issuers delisted by Nasdaq during 2004 primarily for failure to meet The Nasdaq Stock Market’s listing standards and other reasons, including mergers and acquisitions. Partially offsetting this decline were 260 new listings in 2004.

Listing of additional shares fees, on an as reported basis, increased $0.4 million, or 4.3%, in the three months ended September 30, 2005 and increased $0.9 million, or 3.3%, for the nine months ended September 30, 2005, compared with the same periods of 2004. On a billed basis, listing of additional shares fees decreased $5.1 million, or 39.8%, in the three months ended September 30, 2005 and decreased $5.3 million, or 13.8%, for the nine months ended September 30, 2005, compared with the same periods of 2004. There were 50 and 145 secondary offerings during the three and nine months ended September 30, 2005, respectively, compared with 46 and 181 secondary offerings during the same periods of 2004.

Initial listing fees, on an as reported basis, decreased $0.5 million, or 6.5%, in the three months ended September 30, 2005 and decreased $1.1 million, or 4.7%, for the nine months ended September 30, 2005, compared with the same periods of 2004. On a billed basis, initial listing fees decreased $0.1 million, or 1.4%, in the three months ended September 30, 2005 and decreased $2.2 million, or 11.2%, for the nine months ended September 30, 2005, compared with the same periods of 2004. The decreases in initial listing fees on a billed basis were primarily due to the elimination of entry fees in 2005 for companies that switched to the Nasdaq National Market or the Nasdaq Capital Market from other exchanges. Also, contributing to the decrease for the nine months ended September 30, 2005, was a decline in the number of initial public offerings. There were 74 new listings, including 46 new initial public offerings, during the three months ended September 30, 2005 compared with 69 new listings, including 41 new initial public offerings, during the same period of 2004. During the nine months ended September 30, 2005, there were 192 new listings including 91 new public offerings compared with 188 new listings, including 105 new public offerings, during the nine months ended September 30, 2004.

Nasdaq Insurance Agency revenues on both an as reported and billed basis were $1.2 million and $3.3 million for the three and nine months ended September 30, 2005, respectively. Beginning January 1, 2005, as a result of acquiring the remaining 50.0% interest in the Nasdaq Insurance Agency, the accounts of the Nasdaq Insurance Agency are now consolidated with Nasdaq results. The Nasdaq Insurance Agency’s revenues increased in both the three and nine months ended September 30, 2005 compared with the same periods of 2004, primarily due to new business efforts, partially offset by price reductions.

Other Corporate Client Group revenues on both an as reported and billed basis decreased $0.2 million, or 15.4%, in the three months ended September 30, 2005 and decreased $0.6 million, or 15.4%, for the nine months ended September 30, 2005, compared with the same periods of 2004.

Nasdaq Financial Products

The following table sets forth revenues from Nasdaq Financial Products:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in millions)
Licensing revenues	$8.3	$8.4	$26.3	$28.2
Other Nasdaq Financial Products revenues	1.1	1.0	2.9	2.8

Total Nasdaq Financial Products revenues	$9.4	$9.4	$29.2	$31.0

Nasdaq Financial Products revenues were $9.4 million for both the three months ended September 30, 2005 and 2004. Nasdaq Financial Products revenues decreased $1.8 million, or 5.8%, for the nine months ended September 30, 2005, compared with the same period of 2004.

Licensing revenues decreased $0.1 million, or 1.2%, in the three months ended September 30, 2005 and decreased $1.9 million, or 6.7%, for the nine months ended September 30, 2005, compared with the same periods of 2004. The decrease in the nine months ended September 30, 2005 was primarily due to reduced licensing revenues related to the QQQ as a result of its listing moving from Amex to The Nasdaq Stock Market in the fourth quarter of 2004. Licensing revenues primarily include trademark and licensing revenues related to the QQQ and other financial products linked to Nasdaq indexes issued in the United States and abroad. QQQQ is the trading symbol for the shares of the Nasdaq-100 Index Tracking Stock. QQQ is one of the registered names of the Nasdaq-100 Index Tracking Stock. QQQ represents units of beneficial interest in a unit investment trust, the Nasdaq-100 Trust that holds shares of the top 100 U.S. and international non-financial stocks listed on The Nasdaq Stock Market that comprise the Nasdaq-100 Index.

Direct Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in millions)
Compensation and benefits	$36.2	$38.1	$110.4	$112.4
Marketing and advertising	1.5	2.8	4.8	9.0
Depreciation and amortization	13.6	18.9	46.8	55.0
Professional and contract services	7.4	6.7	21.4	16.6
Computer operations and data communications	15.4	22.6	47.5	81.3
Provision for bad debts	0.1	0.8	—	1.3
Occupancy	7.2	7.1	21.3	21.3
General and administrative	7.4	15.6	23.4	23.8

Total direct expenses	$88.8	$112.6	$275.6	$320.7

Direct expenses decreased $23.8 million, or 21.1%, in the three months ended September 30, 2005 and decreased $45.1 million, or 14.1%, for the nine months ended September 20, 2005, compared with the same periods of 2004. These decreases were primarily due to a reduction in general and administrative expense for the three months ended September 30, 2005 and reductions in depreciation and amortization expense and computer operations and data communications expense for the three and nine months ended September 30, 2005.

Compensation and benefits expense decreased $1.9 million, or 5.0%, in the three months ended September 30, 2005 and decreased $2.0 million, or 1.8%, for the nine months ended September 30, 2005, compared with the same periods of 2004. These decreases were primarily due to lower salaries associated with decreased headcount related to workforce reductions. Total headcount was 759 on September 30, 2005 compared with 891 on September 30, 2004. Nasdaq also incurred lower severance and outplacement charges in the three and nine months ended September 30, 2005, compared with the same periods of 2004. In 2004, 146 positions were eliminated and in the three and nine months ended September 30, 2005, there were additional workforce reductions eliminating 6 and 35 positions, respectively. See “2005 and 2004 Cost Reductions,” of Note 3, “Significant and Related Party Transactions,” to the condensed consolidated financial statements for further discussion. Partially offsetting these decreases was an increase in incentive compensation reflecting stronger financial performance.

Marketing and advertising expense decreased $1.3 million, or 46.4%, in the three months ended September 30, 2005 and decreased $4.2 million, or 46.7%, for the nine months ended September 30, 2005, compared with the same periods of 2004. These decreases were primarily due to a decline in overall marketing and advertising expenditures, as part of Nasdaq’s cost reduction plan.

Depreciation and amortization expense decreased $5.3 million, or 28.0%, in the three months ended September 30, 2005 and decreased $8.2 million, or 14.9%, for the nine months ended September 30, 2005, compared with the same periods of 2004. These decreases in depreciation and amortization expense were primarily due to declines in incremental depreciation and amortization expense on certain equipment associated with Nasdaq’s quoting platform and its trading and quoting network as Nasdaq migrates to lower cost operating environments as part of Nasdaq’s cost reduction plan. See “2005 and 2004 Cost Reductions,” of Note 3, “Significant and Related Party Transactions,” to the condensed consolidated financial statements for further discussion. Partially offsetting these decreases was intangible amortization expense on identifiable intangible assets acquired in the Brut and Nasdaq Insurance Agency acquisitions. See “Business Developments and Combinations—Acquisition of Brut and Purchase of Nasdaq Insurance Agency,” of Note 3, “Significant and Related Party Transactions,” and Note 5, “Acquisition of Brut,” to the condensed consolidated financial statements for further discussion.

Professional and contract services expense increased $0.7 million, or 10.4%, in the three months ended September 30, 2005 and increased $4.8 million, or 28.9%, for the nine months ended September 30, 2005, compared with the same periods of 2004. These increases were primarily due to reduced cost reimbursements for support services from NASD related to a new contract entered into with NASD on November 1, 2004 for a fixed income trade reporting platform. See “Related Party Transactions—Related Party Revenues,” of Note 3, “Significant and Related Party Transactions,” to the condensed consolidated financial statements for further discussion. Also contributing to the increases for both periods were increases in professional fees associated with Sarbanes-Oxley compliance and activities related to Brut.

Computer operations and data communications expense decreased $7.2 million, or 31.9%, in the three months ended September 30, 2005 and decreased $33.8 million, or 41.6%, for the nine months ended September 30, 2005, compared with the same periods of 2004. These decreases were primarily due to lower costs due to the favorable renegotiation of certain maintenance contracts and hardware leases due to the planned retirement of certain equipment and lower costs associated with providing communication lines to customers due to lower demand for legacy Access Services, which are being discontinued. Also contributing to the decrease for the nine months ended September 30, 2005 was lower costs associated with the renegotiated MCI contract effective June 1, 2004. For further discussion of the discontinuation of legacy Access Services products, see Operating Results—Nasdaq Market Center.

Provision for bad debts decreased $0.7 million, or 87.5%, in the three months ended September 30, 2005 and decreased $1.3 million, or 100.0%, for the nine months ended September 30, 2005, compared with the same periods of 2004. These decreases were primarily due to increases in collections and decreases in past due balances.

Occupancy expense increased $0.1 million, or 1.4%, in the three months ended September 30, 2005 and was flat for the nine months ended September 30, 2005, compared with the same periods of 2004.

General and administrative expense decreased $8.2 million, or 52.6%, in the three months ended September 30, 2005 and decreased $0.4 million, or 1.7%, for the nine months ended September 30, 2005, compared with the same periods of 2004. These decreases were primarily due to an estimated sublease loss of $12.8 million and $13.0 million recorded in the three and nine months ended September 30, 2004, respectively, primarily for expansion space on one of the floors at One Liberty Plaza as Nasdaq’s management did not intend to occupy this space. Partially offsetting this charge, was a release of a sublease loss reserve of $1.9 million, net of rental payments, in the three and nine months ended September 30, 2004, on leased property in Rockville, Maryland as Nasdaq’s management re-evaluated its decision to vacate this space and decided instead to sell the Key West building. The decreases were also partially offset by a $1.8 million charge recorded in the three and nine months ended September 30, 2005, for the change in the fair market value on the amount of additional payment to NASD for Nasdaq’s Series C Cumulative Preferred Stock. In addition to the above, for the nine months ended September 30, 2005, the decrease was further offset by a $7.4 million loss recorded on the restructuring of the $240 million Convertible Notes in April 2005 in connection with the financing of the Acquisition. See “2005 and 2004 Cost Reductions” and “Related Party Transactions—Preferred Stock,” of Note 3, “Significant and Related Party Transactions,” and “Acquisition,” of Note 4, “Acquisition of Instinet,” to the condensed consolidated financial statements for further discussion.

Support Costs From Related Parties, net

Support costs from related parties, net were $10.5 million and $11.1 million for the three months ended September 30, 2005 and 2004, respectively, a decrease of $0.6 million, or 5.4%, and $31.3 million and $34.3 million for the nine months ended September 30, 2005 and 2004, respectively, a decrease of $3.0 million, or 8.7%. These decreases primarily reflect a reduction in surveillance and other regulatory charges from NASD Regulation, Inc. primarily due to NASD’s review and allocation of expenses among the markets and members it regulates.

Net Interest Expense

Net interest expense was $0.7 million and $1.4 million for the three months ended September 30, 2005 and 2004, respectively, a decrease of $0.7 million, or 50.0%, and $3.7 million and $4.0 million for the nine months ended September 30, 2005 and 2004, respectively, a decrease of $0.3 million, or 7.5%. These decreases were primarily due to interest income earned on the proceeds from the issuance of the $205 million Convertible Notes, which is held in a restricted cash account, and a lower interest coupon rate on the $240 million Convertible Notes. Partially offsetting these decreases was additional interest expense from the $205 million Convertible Notes issued in April 2005 in connection with the financing of the Acquisition. See “Acquisition,” of Note 4, “Acquisition of Instinet,” to the condensed consolidated financial statements for further discussion.

Income Taxes

Nasdaq’s income tax provision was $12.9 million for the three months ended September 30, 2005 compared to an income tax benefit of $4.8 million for the three months ended September 30, 2004, an increase of $17.7 million. The overall effective tax rate for the three months ended September 30, 2005 was 42.0% compared with 46.9% for the three months ended September 30, 2004. Nasdaq’s income tax provision was $32.3 million and $0.3 million for the nine months ended September 30, 2005 and 2004, respectively, an increase of $32.0 million. The overall effective tax rate for the nine months ended September 30, 2005 was 42.0% compared with 5.6% for the nine months ended September 30, 2004. The change in Nasdaq’s effective tax rate for the nine months ended September 30, 2005 was primarily due to a loss on the restructuring of the $240 million Convertible Notes, a portion of which is not deductible for U.S. income tax purposes. See “Acquisition,” of Note 4, “Acquisition of Instinet,” to the condensed consolidated financial statements for further discussion. Additionally, the effective tax rate for both the three and nine months ended September 30, 2004 was lower than the effective tax rate for the same periods of 2005 due to the realization of research and development tax credits as well as a reduction of a valuation allowance related to a foreign net operating loss carryforward.

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

Cash and cash equivalents and available-for-sale investments totaled $514.7 million at September 30, 2005 compared with $233.1 million at December 31, 2004, an increase of $281.6 million. This increase was primarily due to the proceeds received from the issuance of the $205 million Convertible Notes in April 2005, the receipt of funds from the sale of the Key West building to NASD, receipt of Corporate Client Group’s annual fees and positive cash flows generated from operations. The cash received from the issuance of the $205 million Convertible Notes is held in a restricted cash account. Partially offsetting these increases was the payment for the partial redemption of Nasdaq’s Series C Cumulative Preferred Stock. See “Business Developments and Combinations—Acquisition of Instinet Group” and “Related Party Transactions—Sale of Building,” of Note 3, “Significant and Related Party Transactions,” and “Acquisition” and “Stock Repurchase and Waiver Agreement,” of Note 4, “Acquisition of Instinet Group,” to the condensed consolidated financial statements for further discussion.

Operating Activities

Nasdaq relies primarily on cash flows from operations to provide working capital for current and future operations. Cash flows provided by operating activities for the nine months ended September 30, 2005 totaled $103.4 million compared with $119.4 million for the nine months ended September 30, 2004, a decrease of $16.0 million, or 13.4%. Cash inflows are primarily due to cash received from customers less cash paid to suppliers, employees and related parties. The decrease in operating cash flows for the nine months ended September 30, 2005 compared with the same period of 2004 was primarily due to timing of collections of receivables and payments of liabilities.

Investing Activities

Cash used in investing activities was $71.6 million for the nine months ended September 30, 2005 compared with $213.1 million for the nine months ended September 30, 2004, a decrease of $141.5 million, or 66.4%, primarily due to the acquisition of Brut completed on September 7, 2004 for a total consideration of $190.0 million, plus post-closing adjustments. See “Business Developments and Combinations—Acquisition of Brut,” of Note 3, “Significant and Related Party Transactions,” and Note 5, “Acquisition of Brut,” to the condensed consolidated financial statements for further discussion. During the nine months ended September 30, 2005, Nasdaq purchased $436.5 million of available-for-sale investments and $12.5 million of held-to-maturity investments. Nasdaq also funded $27.5 million for the acquisition of Carpenter Moore. See “Business Developments and Combinations—Acquisition of Carpenter Moore,” of Note 3, “Significant and Related Party Transactions,” to the condensed consolidated financial statements for further discussion. Capital expenditures and sales of property and equipment were $13.5 million and $18.0 million, respectively. See “Related Party Transactions—Sale of Building,” of Note 3, “Significant and Related Party Transactions,” to the condensed consolidated financial statements for further discussion. Investing activities also included proceeds of $383.7 million and $12.5 million from the redemption and maturities of available-for-sale investments and maturities of held-to-maturity investments, respectively. During the nine months ended September 30, 2004, Nasdaq purchased $213.2 million of available-for-sale investments and $29.1 million of held-to-maturity investments. Capital expenditures for property and equipment were $13.8 million. Investing activities also included proceeds of $206.0 million and $26.8 million from the redemption of available-for-sale investments and maturities of held-to-maturity investments, respectively.

Financing Activities

Cash provided by financing activities was $198.8 million for the nine months ended September 30, 2005 compared with cash used in financing activities of $7.3 million for the nine months ended September 30, 2004, an increase of $206.1 million. The increase in the nine months ended September 30, 2005, as compared with the same period of 2004 was primarily due to the issuance of the $205 million Convertible Notes partially offset by the partial redemption of Nasdaq’s Series C Cumulative Preferred Stock. See “Acquisition” and “Stock Repurchase and Waiver Agreement,” of Note 4, “Acquisition of Instinet Group,” to the condensed consolidated financial statements for further discussion. At September 30, 2005, none of Nasdaq’s lenders are affiliated with Nasdaq, except to the extent, if any, that H&F and SLP would be deemed affiliates of Nasdaq due to their ownership of the $240 million Convertible Notes and $205 million Convertible Notes and associated warrants. See “Long-term Debt,” of Note 4, “Acquisition of Instinet Group,” to the condensed consolidated financial statements for further discussion.

Capital Resources and Working Capital

Working capital (calculated as current assets, reduced for held-to-maturity investments classified as current assets, less current liabilities) was $467.5 million at September 30, 2005 compared with $169.3 million at December 31, 2004, an increase of $298.2 million.

Nasdaq has been able to generate sufficient funds from operations to meet working capital requirements. Except for the un-drawn $50.0 million five-year revolving line of credit obtained to finance the Instinet Acquisition, Nasdaq does not have any lines of credit. Nasdaq is currently in discussions with the joint lead arrangers and joint bookrunners about the possibility of increasing the $50.0 million five-year revolving line of credit from $50.0 million to $75.0 million. Nasdaq believes that the liquidity provided by existing cash and cash equivalents, investments and cash generated from operations will provide sufficient capital to meet current and future operating requirements. Nasdaq also believes that the proceeds from the issuance of the $205 million Convertible Notes, the restructuring of the $240 million Convertible Notes and the $750 million Senior Term Debt commitment along with a $50.0 million five-year revolving line of credit, will meet its needs to finance the Acquisition. Upon consummation of the Acquisition, and in conjunction with the issuance of the $750 million Senior Term Debt, Nasdaq is obligated to repay in full the $25 million Senior Notes. Nasdaq expects to record a loss on the early extinguishment of debt of the $25 million Senior Notes of approximately $1.5 million and expects to use the proceeds from the issuance of the $750 million Senior Term Debt to finance the redemption. See “Acquisition,” of Note 4, “Acquisition of Instinet Group,” to the condensed consolidated financial statements for further discussion. Nasdaq will continue to explore alternative sources of financing that may increase liquidity in the future.

Our broker-dealer subsidiary, Brut, is subject to regulatory requirements intended to ensure its respective general financial soundness and liquidity, which requires that Brut comply with certain minimum capital requirements. At September 30, 2005, Brut was required to maintain minimum net capital of $0.3 million and had total net capital of approximately $8.3 million or $8.0 million in excess of the minimum amount required.

Contractual Obligations and Contingent Commitments

Nasdaq has contractual obligations to make future payments under long-term debt, long-term non-cancelable lease agreements and other obligations and has contingent commitments under a variety of arrangements. As noted above, Nasdaq issued additional long-term debt in the second quarter of 2005 and has additional financing commitments for the Acquisition. For further discussion of Nasdaq’s commitments and contingencies as of September 30, 2005, see Note 11, “Commitments and Contingencies,” to the condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risks of changes in the value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates and equity prices. Our primary market risk is associated with fluctuations in interest rates and the effects that such fluctuations may have on our investment portfolio and outstanding debt. At September 30, 2005, investments consist of fixed income instruments with an average duration of 0.31 years. Our primary investment objective in debt securities is to preserve principal while maximizing yields, without significantly increasing risk. At September 30, 2005, our outstanding debt obligations generally specify a fixed interest rate until May 2007 and a floating interest rate based on the lender’s cost of funds until maturity in 2012 for Nasdaq’s $25 million Senior Notes. These investment securities and outstanding debt are subject to interest rate risk and their fair values may fluctuate with changes in interest rates. Management does not believe that a 100 basis point fluctuation in market interest rates will have a material effect on the carrying value of our investment portfolio or outstanding debt at September 30, 2005. We do not currently hedge these interest rates.

At September 30, 2005, we had no significant foreign currency exposure or related hedges. We periodically reevaluate our hedging policies and may choose to enter into future transactions.

We are exposed to credit risk from third parties, including customers, counterparties and clearing agents. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. In particular, our subsidiary, Brut, may be exposed to credit risk, due to the default of trading counterparties, in connection with the external routing and agency brokerage services Brut provides its customers. While we are not exposed to counterparty risk for trades executed on the Nasdaq Market Center, we are exposed to counterparty risk in connection with trades executed on or through the Brut ECN system (“Brut System Trades”), given that Brut, acts as central counterparty for these trades. Brut System Trades in Nasdaq-listed securities and routed to the NYSE with broker-dealer clients are cleared by Brut, as a member of the NSCC. Brut System Trades with non-broker-dealer customers are cleared by Merrill Lynch Professional Clearing Corporation pursuant to a clearing agreement. Pursuant to the rules of the NSCC and Brut’s clearing agreement, Brut is liable for any losses incurred due to counterparty’s failure to satisfy its contractual obligations, either by making payment or delivering securities. Adverse movements in the prices of securities that are subject to these transactions can increase our credit risk. However, we believe that the risk of material loss is limited, as Brut customers are not permitted to trade on margin, NSCC rules limit counterparty risk on self-cleared transactions by establishing credit limit and capital deposit requirements for all brokers that clear with NSCC, and transactions with institutional customers are cleared only if the institutional customer delivers the appropriate securities or funds on the appropriate settlement date. Brut has never incurred a liability due to a customer’s failure to satisfy its contractual obligations as a counterparty to a Brut System Trade. Credit difficulties or insolvency or the perceived possibility of credit difficulties or insolvency of one or more larger or visible market participants could also result in market-wide credit difficulties or other market disruptions. We also have credit risk related to transaction fees that are billed to customers on a monthly basis, in arrears. Our potential exposure to credit losses on these transactions is represented by the receivable balances on our Condensed Consolidated

Balance Sheets. Our customers are financial institutions whose ability to satisfy their contractual obligations may be impacted by volatile securities markets. Credit losses such as those described above could adversely affect our consolidated financial position and results of operations.

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

At our special meeting of stockholders held on September 14, 2005, the following matters were submitted to a vote of security holders:

1. A proposal was submitted and adopted for the potential issuance of 536,990 shares of our common stock, par value $0.01 per share, upon conversion of $7,786,355 aggregate principal amount of our 3.75% Series A Convertible Notes 2012 (“Series A Notes”).

Votes For	85,629,206
Votes Against	222,817
Abstentions	30,518
Broker Non-Vote	15,226,534

2. A proposal was submitted and adopted to amend our Restated Certificate of Incorporation (“Certificate of Incorporation”) to grant holders of our Series A Notes and 3.75% Series B Convertible Notes due 2012 the right to vote with the holders of our common stock and Series B Preferred Stock, par value $0.01 per share, on all matters submitted to a vote of our stockholders.

Votes For	85,390,810
Votes Against	459,660
Abstentions	32,071
Broker Non-Vote	15,226,534

3. A proposal was submitted and adopted to amend our Certificate of Incorporation to conform to Nasdaq’s pending application for registration as a national securities exchange.

Votes For	101,066,003
Votes Against	20,681
Abstentions	22,391
Broker Non-Vote	0

In addition, the holder of Nasdaq’s one outstanding share of Series B Preferred Stock voted in favor of proposal 3.

Proposal 1 required the affirmative votes of a majority of the total number of votes entitled to vote at the special meeting. Proposals 2 and 3 required the affirmative vote of 66 2/3% of the total number of votes entitled to vote at the special meeting. Proposal 3 also required the approval of the holder of Nasdaq’s one share of Series B Preferred Stock, voting as a separate class. Accordingly, each of proposals 1, 2 and 3 was approved.

Item 6.	Exhibits

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE NASDAQ STOCK MARKET, INC.
(Registrant)

Date: November 8, 2005	By:	/s/ ROBERT GREIFELD
	Name:	Robert Greifeld
	Title:	Chief Executive Officer and President

Date: November 8, 2005	By:	/s/ DAVID P. WARREN
	Name:	David P. Warren
	Title:	Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Name
9.1	Third Amendment to Voting Trust Agreement among The Nasdaq Stock Market, Inc., National Association of Securities Dealers, Inc., and The Bank of New York, dated as of August 31, 2005 (attached as an exhibit to Nasdaq’s Current Report on Form 8-K, filed September 1, 2005).

10.1	OTCBB and OTC Equities Revocation of Delegation and Asset Transfer and Services Agreement among The Nasdaq Stock Market, Inc. and National Association of Securities Dealers, Inc., executed September 2, 2005 (attached as an exhibit to Nasdaq’s Current Report on Form 8-K, filed September 9, 2005).

11.1	Computation of Per Share Earnings (omitted in accordance with section (b)(11) of Item 601 of Regulation S-K. The calculation of per share earnings is set forth in Part I, Item 1, in Note 12 to the Condensed Consolidated Financial Statements (Capital Stock and Earnings Per Share)).

31.1	Certification of Chief Executive Officer and President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.