Form 10-K
period 2005-12-31
NASDAQ STOCK MARKET INC
filed 2006-03-15
CIK 1120193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-32651

The Nasdaq Stock Market, Inc.

(Exact name of registrant as specified in its charter)

Delaware	52-1165937
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Liberty Plaza New York, New York	10006
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:

(212) 401-8700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	The Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value per share

None

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒                Accelerated filer  ☐                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,005,272,589 (this amount represents 53,301,834 shares of Nasdaq’s common stock based on the last reported sales price of $18.86 of the common stock on The Nasdaq Stock Market on such date).

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 8, 2006
Common Stock, $.01 par value per share	92,490,271 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the 2006 Annual Meeting of Stockholders	Part III

About This Form 10-K

Unless otherwise noted, in this Form 10-K, the terms “Nasdaq,” “we,” “us” and “our” refer to The Nasdaq Stock Market, Inc. and its wholly-owned subsidiaries.

This Form 10-K includes market share and industry data that we obtained from industry publications and surveys, reports of governmental agencies and internal company surveys. Industry publications and surveys generally state that the information they contain has been obtained from sources believed to be reliable, but we cannot assure you that this information is accurate or complete. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Statements as to our market position are based on the most currently available market data. For market comparison purposes, data in this Form 10-K for initial public offerings or IPOs of companies in the United States is based on data provided by Thomson Financial, which does not include best efforts underwritings (and we have chosen to exclude closed-end funds), therefore, may not be comparable to other publicly-available initial public offering data. Data in this Form 10-K for secondary offerings is also based on data provided by Thomson Financial. Data in this Form 10-K for new listings of equity securities on The Nasdaq Stock Market is based on data generated internally by Nasdaq, which includes best efforts underwritings. Data in this Form 10-K for trading activity by average daily share volume of the QQQ is provided by FactSet Research Systems, Inc. and Bloomberg L.P. While we are not aware of any misstatements regarding industry data presented herein, our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed in “Item 1.A Business—Risk Factors” in this Form 10-K.

ACES®, Market Intelligence Desk®, MarketSite®, Nasdaq®, Nasdaq-100®, Nasdaq-100 Index®, Nasdaq-100 Index Tracking Stock®, Nasdaq Biotechnology Index®, Nasdaq Canada®, Nasdaq Composite®, Nasdaq MarketSite®, Nasdaq National Market®, Nasdaq Workstation II®, QQQ®, SuperMontage®, The Nasdaq Stock Market® and Nasdaq Europe Planning® are registered service/trademarks of The Nasdaq Stock Market, Inc. Nasdaq InternationalSM, Nasdaq EuropeSM, Nasdaq JapanSM, Nasdaq GlobalSM, Nasdaq International Market InitiativesSM, NIMISM, Automated Confirmation Transaction ServiceSM, ACTSM, CAESSM, Level 1 ServiceSM, Mutual Fund Quotation ServiceSM (MFQSSM), Nasdaq Corporate Services NetworkSM, Nasdaq Market Center SM, Nasdaq Quotation Dissemination Service SM (NQDS SM), The Nasdaq Capital Market SM, INET SM and the logos identifying Nasdaq indexes and products are service/trademarks of The Nasdaq Stock Market, Inc.

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Annual Report on Form 10-K contains these types of statements. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words or terms of similar substance used in connection with any discussion of future operating results or financial performance identify forward-looking statements.

Forward-looking statements involve risks and uncertainties. Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements include, among others, the following:

•	our operating results may be lower than expected;

•	our ability to implement our strategic initiatives and any consequences from our pursuit of our corporate strategy;

•	competition, economic, political and market conditions and fluctuations, including interest rate risk;

•	government and industry regulation; or

•	adverse changes that may occur in the securities markets generally.

In connection with our acquisition of Instinet Group Incorporated, owner and operator of the INET ECN, and the concurrent sale of Instinet’s institutional brokerage business to an affiliate of Silver Lake Partners, L.P., factors that may cause actual results to differ materially from those contemplated by our forward-looking statements include, but are not limited to, (1) expected cost savings and other synergies from the acquisition cannot be fully realized or realized within the expected time frame; (2) costs or difficulties related to the integration of the INET ECN and/or the separation and sale of Instinet’s institutional brokerage business are greater than expected; (3) revenues following the acquisition are lower than expected; (4) regulatory changes occur that affect the integration; and (5) general economic conditions are less favorable than expected.

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the uncertainty and any risk related to forward-looking statements that we make. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of today’s date. You should carefully read this entire Form 10-K, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation,” “Item 1A. Business—Risk Factor,” and our Consolidated Financial Statements and the related notes. Except as required by the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Part I

Item 1. Business.

Nasdaq Overview

We are a leading provider of securities listing, trading, and information products and services. Our revenue sources are diverse and include revenues from transaction services, market data products and services, listing fees, and financial products. We operate The Nasdaq Stock Market, the largest electronic equity securities market in the United States, both in terms of number of listed companies and traded share volume. As of December 31, 2005, we were home to approximately 3,200 listed companies with a combined market capitalization of over $3.8 trillion. We also operate The Nasdaq Market Center, which provides our market participants with the ability to access, process, display and integrate orders and quotes in The Nasdaq Stock Market and other national stock exchanges. Transactions involving 363.3 billion equity securities were executed on or reported to our systems in 2005, 13.9% higher than the 319.1 billion in 2004. We manage, operate and provide our products and services in two business segments, our Issuer Services segment and our Market Services segment.

Issuer Services. Our Issuer Services segment includes our securities listings business and our financial products business. The companies listed on The Nasdaq Stock Market represent a diverse array of industries including information technology, financial services, healthcare, consumer products and industrials. We also develop and license financial products and associated derivatives based on Nasdaq indexes. These include the QQQ, which is an exchange traded fund, or ETF, based on the Nasdaq-100 Index. The QQQ is one of the most actively traded ETFs in the world and the most actively traded listed security in the United States. We have also introduced financial products based on other Nasdaq indexes, including the Nasdaq Composite Index and the Nasdaq Biotechnology Index. In addition, we generate revenues by licensing and listing third-party structured products and third-party sponsored ETFs.

For the year ended December 31, 2005, Issuer Services accounted for revenues of $226.1 million, which represented 25.7% of our total revenues and 43.0% of our gross margin (total revenues less cost of revenues). See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements.

Market Services. Our Market Services segment includes our transaction-based business and our market information services business. The Nasdaq Market Center is our transaction-based platform that provides our market participants with the ability to access, process, display and integrate orders and quotes, which enabled our customers to execute trades in over 7,700 equity securities during 2005. The Nasdaq Market Center allows us to route and execute buy and sell orders as well as report transactions for Nasdaq-listed securities and those listed on national stock exchanges, including the New York Stock Exchange, or the NYSE, and the American Stock Exchange, or the Amex, providing fee-based revenues. We also generate revenues by providing varying levels of quote and trade information to market participants and to data vendors, who in turn sell subscriptions for this information to the public. Our systems enable vendors to gain direct access to our detailed order data, index information, mutual fund pricing information, and corporate action information on Nasdaq-listed securities.

For the year ended December 31, 2005, Market Services revenues were $653.6 million, which represented 74.3% of Nasdaq’s total revenues. Market Services gross margin was $299.7 million, which represented 57.0% of total gross margin. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements.

INET Acquisition. On December 8, 2005, we completed our acquisition of Instinet Group Incorporated and the immediate sale of Instinet’s Institutional Brokerage division to an affiliate of Silver Lake Partners, II, L.P, or SLP, a private equity firm. As a result of these transactions, Nasdaq owns INET ECN. We acquired INET because we believe it enables us to enhance our premier electronic equities market and provides superior execution opportunities for our customers.

Our integration of INET is well underway. We expect to begin migrating trading activity to the INET platform early in the third quarter of 2006. The migration of the customer communication networks resulting from the migration of trading activity to the INET platform is expected to continue into the fourth quarter, resulting in a full integration of INET in the fourth quarter of 2006. These time frames assume Nasdaq will receive prompt SEC approval of its “single book” and other integration-related rule proposals. We believe that the migration to the INET platform will enable us to compete more effectively for trade executions in NYSE- and Amex-listed securities and to deliver increased capabilities demanded by our customers. As part of the integration, on February 1, 2006, we merged INET ATS, Inc., the entity operating the INET ECN, into our broker-dealer subsidiary, Brut, LLC.

Nasdaq History and Structure

We were founded in 1971 as a wholly-owned subsidiary of National Association of Securities Dealers, Inc., or NASD, which operates subject to the oversight of the U.S. Securities and Exchange Commission. NASD is the largest self-regulatory organization, or SRO, in the United States with a membership that includes virtually every broker-dealer that engages in the securities business within the United States. Beginning in 2000, NASD restructured and broadened our ownership through a two-phase private placement of our securities. Securities in the private placements were offered to all NASD members, as well as some issuers listed on The Nasdaq Stock Market and investment companies.

In connection with the restructuring, on November 9, 2000, we applied with the SEC for registration as a national securities exchange. On January 13, 2006, the SEC approved our exchange application. We will begin operating as an exchange once we satisfy conditions specified by the SEC. We expect to satisfy these conditions by the second quarter of 2006. However, since some of these conditions require action by third parties or approval by the SEC, we can give no assurances that we will begin operating as an exchange by that time.

Until we satisfy the conditions specified by the SEC to operate as an exchange, NASD has delegated to us legal authority to operate as a stock market under a Delegation Plan approved by the SEC. The SEC also requires that NASD retain greater than 50.0% of the voting control over us while the Delegation Plan is in place. Although we exercise primary responsibility for market-related functions, including market-related rulemaking and interpretations, all actions taken pursuant to authority delegated by NASD are subject to review, ratification, or rejection by the NASD board. As long as the Delegation Plan remains in effect, the NASD board will continue to have control of and broad authority over us.

Once we are operative as an exchange, we will receive our own status as a self-regulatory organization, or SRO, separate from that of NASD. Pursuant to securities laws, an SRO is responsible for regulating its members through the adoption and enforcement of rules and regulations governing the business conduct of its members. As an SRO, Nasdaq will have its own rules pertaining to its members and listed companies regarding listing, membership and trading that are distinct and separate from those rules applicable to broker-dealers that are administered by NASD. Broker-dealers will be able to choose to become members of Nasdaq, in addition to their memberships with other SROs, including NASD. NASD will provide regulatory services to us once we begin to operate as an exchange. See “—Regulatory Contractual Relationships with NASD and NASDR.”

Industry

Listing Function. Nasdaq and the NYSE are the two primary listing venues for equity securities in the United States. Approximately 3,200 companies were listed on The Nasdaq Stock Market as of December 31, 2005, compared to approximately 2,760 listed on NYSE and 750 companies listed on Amex. As of December 31, 2005, ArcaEx was the sole listing venue for only 10 companies. While the status of ArcaEx as a listing venue following its merger with NYSE is not entirely clear, published statements indicate that the combined entity may use the ArcaEx as a junior listing venue to compete for companies that have not historically qualified for listing on the NYSE.

There is substantial competition for listings from companies that are selling shares for the first time through an IPO. Of the 213 IPOs on U.S. equity markets during 2005, 126, or approximately 59%, chose to list on The Nasdaq Stock Market and they raised approximately $12.3 billion in equity capital. The remainder listed on the NYSE or other markets.

There is also substantial competition among the markets to encourage companies to switch listing venues or to list on more than one venue. In 2004, Nasdaq implemented an initiative to allow NYSE-listed companies to list their stock both on The Nasdaq Stock Market and the NYSE. Since announcing this “dual-listing” service, several high profile companies have dual-listed on The Nasdaq Stock Market, including American Financial Group, Chicago Mercantile Exchange, Harmony Gold, Hewlett-Packard and Walgreens. Additionally, during 2005, Cadence Design Systems and Charles Schwab switched their listings to Nasdaq exclusively, after previously maintaining a dual-listing on Nasdaq and the NYSE. In 2005, Sears switched its listing to Nasdaq from the NYSE as a result of its merger with Kmart. International exchanges, such as the London Stock Exchange plc, or LSE, are becoming more significant competitors for international listings.

Trading Execution Function. The principal market centers for buying and selling equity securities in the United States are The Nasdaq Stock Market, other national securities exchanges, including the NYSE and Amex and, to a lesser extent, the regional stock exchanges, and ECNs (sometimes referred to as alternative trading systems). These market centers employ different business models for displaying current bids, offers and orders for the purchase and sale of securities and for executing those bids, offers and orders against each other.

Nasdaq competes vigorously for executions in all equity securities traded in the United States. We handle trades in a significant majority of shares executed in Nasdaq-listed securities. In addition, we are the largest single market for Amex-listed securities and represent the largest alternative in NYSE-listed securities. We compete through offering efficient, fair, highly reliable and transparent executions as well as innovative and flexible order types. As industry functions such as smart order routing and order pegging or other new functions become commonplace, we compete by providing those functions at low cost due to our efficiencies in scale and scope as well as the reliability of our systems. Although we do not charge additional fees for these value-added services, we benefit by bringing additional orders into our systems for matching.

Unlike specialist-based auction markets, such as the NYSE and Amex, The Nasdaq Market Center, our transaction-based electronic platform, is a fully computerized, screen-based system that links over 233 competing market makers who commit capital and buy inventory to sell to market participants from their own account. The average Nasdaq-listed stock has over 25 market makers, who are required at all times to post their bid and offer prices into The Nasdaq Market Center, where the bids and offers can be reviewed and accessed for automatic execution by all market participants. In addition, our system provides a mechanism for broker-dealers (i.e., order entry firms) to post non-marketable limit orders for their own account and from their customers on an agency basis, further enhancing liquidity in The Nasdaq Market Center.

Nasdaq-listed securities trade not just through The Nasdaq Market Center, but also through other market centers such as NYSE, Amex, ECNs and regional exchanges. Currently, Nasdaq-listed securities trade on several ECNs and regional exchanges and are reported to Amex, the Chicago Stock Exchange, the Boston Stock Exchange, the National Exchange, NASD’s Alternative Display Facility, and the Pacific Exchange. Competition among market centers for trading volume is intense because trading volume has become increasingly portable, with broker-dealers developing systems that quickly enable them to simultaneously view liquidity across all venues and to route orders to the destination offering the best price or execution service. Nasdaq generally generates fees for transaction execution services through a transaction execution charge, assessed on a per share basis to the party that accesses the liquidity by another market participant.

Nasdaq earns revenues based on its share of trading securities listed on the NYSE and Amex via The Nasdaq Market Center, although the majority of trading at least with respect to NYSE-listed securities continues to occur on the primary listing market. For example, 76.8% of the trading volume in NYSE securities occurred on the NYSE and 16.9% was executed on The Nasdaq Market Center in 2005. With the acquisition of INET, we are now one of the largest order flow providers to the floor of the NYSE. We offer efficiencies in our business model that have enabled us recently to increase our trading volume in NYSE-listed securities.

The Market Data Function. Nasdaq provides proprietary data to the investing public. Because our systems are electronic and inclusive in nature, we are able to provide a level of market transparency to all investors that is only available to a small segment of the investing population in a floor-based model. We use our broad distribution network of approximately 100 market data vendors and market participants to deliver data regarding our market depth, index values, mutual fund valuation, order imbalances, market sentiment and other analytical data. We expect our data opportunities to continue to expand as we work with the industry and with investors to meet their data needs as they become more complex.

Nasdaq also serves as a central consolidator of basic real-time quote and trade data for Nasdaq securities. We act jointly with other exchanges to collect and disseminate a consolidated stream of quotation and transaction information under national market system plans approved by the SEC, the Consolidated Tape Plan, or the CTA Plan, and the Consolidated Quotation Plan, or the CQ Plan, in the case of exchange-listed securities, and the Nasdaq Unlisted Trading Privileges Plan, or the UTP Plan, in the case of Nasdaq-listed stocks. The information collected under these national market system plans is sold for a fee to data vendors, who in turn sell the information to the public. These fees are referred to as “tape fees.” After costs are deducted, the tape fees are distributed among the participants in each of the national market system plans based on their transaction volume. Some regional exchanges, such as the National Stock Exchange, have established programs to share the tape fee revenue they received under the UTP Plan with market participants that execute and/or report trades in securities through their facilities, in order to increase their share of tape fee revenue. Nasdaq also implemented a program to share the tape fee revenue it earned from the UTP Plan.

Regulation NMS will change the method for sharing market data revenues under the plans. The changes will introduce a quote component to the sharing methodology. Until the rule becomes effective, expected in September 2006, the revenue impact of the change is not completely predictable. Because Nasdaq is an active quoting exchange participant the impact on our Nasdaq-listed revenue should be negligible. Nasdaq also receives a share of the data revenue that is generated in non-Nasdaq-listed securities because of our quoting and trading success in those securities. Additionally, due to our electronic nature, and thus our active quoting behavior in non-Nasdaq securities, the Regulation NMS-generated change in the sharing methodology may have a positive impact on Nasdaq’s share of the non-Nasdaq market data revenue. To the extent that our trading in NYSE securities increases, our share of the data revenue should also increase. Finally, to the extent we continue to increase our trading volume in NYSE stocks, our opportunity to provide enhanced depth and analytical data to investors on NYSE stocks will also increase.

Nasdaq’s share of UTP and CTA/CQ Plan market data fees and tape fee revenue is directly tied to our share of trade executions, executed dollar volume and quote activity in Nasdaq and non-Nasdaq-listed securities. Any increase in our market share will have a positive impact on our market data fees and tape fee revenue.

Products and Services

Nasdaq operates in two segments: Issuer Services and Market Services. Financial information about segments and geographic areas may be found in Note 18, “Segments,” to our consolidated financial statements.

Issuer Services. Our Issuer Services segment includes our securities listings business and our financial products business.

Securities Listings Business. We operate our securities listings business as the Corporate Client Group, which provides customer support services and products to Nasdaq-listed companies and is responsible for obtaining new listings on The Nasdaq Stock Market. More companies list on The Nasdaq Stock Market than any other U.S. market. The Nasdaq Stock Market currently has two tiers of listed companies: The Nasdaq National Market, which included 2645 companies as of December 31, 2005, and The Nasdaq Capital Market, which included 563 companies as of December 31, 2005. During 2004, 260 new companies listed on The Nasdaq Stock Market, with 225 listings on The Nasdaq National Market. During 2005, 269 new companies listed on The Nasdaq Stock Market, with 227 listings on The Nasdaq National Market. In addition, we had 335 foreign companies listed on our markets in 2004, and 343 in 2005.

In February 2006, we announced plans to create a new market tier for public companies. The standards for the new “NASDAQ Global Select Market” will have financial and liquidity requirements that are higher than those of any other market. Subject to regulatory approvals, we expect to implement the new market tier on July 1, 2006.

The companies that list on The Nasdaq Stock Market operate in diverse industries. The following chart shows the percentage of Nasdaq-listed U.S. companies by industry as of December 31, 2005.

We aggressively pursue new listings from companies undergoing IPOs.

	Year Ended December 31,
	2005	2004	2003
Initial public offerings listed on The Nasdaq Stock Market	126	148	54
Percentage of initial public offerings on primary U.S. markets	59%	61%	64%
Capital raised by initial public offerings listed on The Nasdaq Stock Market (in billions)	$12.3	$15.0	$6.2

The fluctuation in the number of U.S. IPOs on The Nasdaq Stock Market from 2003-2005 was primarily due to market conditions. Over the past few years, competition for new listings has come primarily from the NYSE, although there is also strong international competition.

After the initial listing, our Corporate Client Group provides customer support services, products and programs to Nasdaq-listed companies. To offer additional services to our listed companies, we acquired Carpenter Moore and the Nasdaq Insurance Agency, LLC, independent insurance brokerage firms, in 2005 and Shareholder.com, a firm specializing in shareholder communications and investor relations intelligence services in February 2006. Additionally, in 2005, we entered into a joint venture with Reuters to form the Independent Research Network, which will aggregate multiple, independent research providers to distribute equity research on behalf of under-covered companies. See Footnote 3, “Business Combinations.”

Since we announced an initiative to allow NYSE-listed issuers to dually list their stock on The Nasdaq Stock Market and the NYSE in January 2004, several high profile NYSE-listed companies have dual-listed with Nasdaq. The dual-listing initiative did not have a material effect on listing revenues during 2004 and 2005 because we agreed to waive fees for dually listed NYSE companies for the first year of listing. Companies that continue to dual list after the initial year pay a reduced annual fee of $15,000. We continue to target additional companies about joining the dual-listing program. The dual-listing program is an important part of our strategy to convince NYSE-listed companies to switch and list exclusively on The Nasdaq Stock Market. In 2005, Cadence Design Systems and Charles Schwab switched from being dual-listed to listing solely on The Nasdaq Stock Market. In 2006, UAL Corporation, the parent company of United Airlines, listed with Nasdaq. We have also attracted listings from foreign companies seeking to access U.S. capital markets, and we believe that significant opportunities exist to gain new listings from foreign companies.

Each year some companies cease listing with us for several reasons. In 2005, 332 companies ceased listing on The Nasdaq Stock Market compared with 322 in 2004. Companies cease listing for three primary reasons: failing to meet our listing standards, merger and acquisition activity and, to a lesser extent, switching to another listing venue. Delistings of issuers listed on The Nasdaq Stock Market during 2005 increased by only 3% compared with 2004.

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

Financial Products Business. Nasdaq develops and licenses Nasdaq-branded indexes, associated derivatives and financial products as part of Nasdaq Financial Products. We believe that these indexes and products leverage, extend and enhance the Nasdaq brand. Nasdaq’s license fees for its trademark licenses vary by product based on assets or number or underlying dollar value of contracts issued. In addition to generating licensing revenues for Nasdaq, these products, particularly mutual funds and ETFs, lead to increased investments in companies listed on The Nasdaq Stock Market, which enhances our ability to attract new listings. In 2005, we continued to provide growth by launching Nasdaq Index Watch, a subscription based index information service, and launching eight new indexes.

Our flagship index, the Nasdaq-100 Index, includes the top 100 non-financial companies listed on The Nasdaq Stock Market. As of December 31, 2005, it was the benchmark for approximately 33 domestic and international mutual funds. Nasdaq licenses cash-settled options, futures and options on futures on its indexes as well as options and single stock futures on QQQ. In addition to license fees, Nasdaq is reimbursed by the QQQ trust for marketing activities designed to promote the trust.

During 2004, QQQ’s average daily trading volume was 98.5 million shares and its average daily dollar volume was approximately $3.6 billion. During 2005, QQQ’s average daily trading volume was 90.4 million shares and its average daily dollar volume was approximately $3.5 billion. QQQ is one of the most actively traded ETFs in the world and the most actively traded listed equity security in the United States. As of December 31, 2005, the QQQ trust had issued approximately 502 million shares and assets under management had reached $20.3 billion.

Market Services. Our Market Services segment includes our transaction-based business and our market information services business.

The Nasdaq Market Center. The Nasdaq Market Center is our transaction-based platform that provides market participants with the ability to access, process, display and integrate orders and quotes in The Nasdaq Stock Market. During 2005, The Nasdaq Market Center also allowed us to route and execute buy and sell orders and report transactions for over 7,700 equity securities (including ETFs) consisting of Nasdaq-listed securities and securities listed on other stock exchanges, such as the NYSE and Amex. Market participants include market makers, broker-dealers operating as ECNs, registered stock exchanges and other broker-dealers. We provide these services for Nasdaq-listed and exchange-listed securities.

Trade Execution Services. We provide market participants with the ability to access, process, display and integrate orders and quotes in The Nasdaq Stock Market. Specifically, The Nasdaq Market Center:

•	Provides a comprehensive display of the interest by our market participants at the highest price a participant is willing to buy a security (best bid) and also the lowest price a participant is willing to sell that security (best offer).

•	Provides subscribers quotes, orders and total anonymous interest at every price level in The Nasdaq Market Center for Nasdaq-listed securities and critical data for the Opening Cross and Closing Cross.

•	Provides anonymity to market participants, i.e., participants do not know the identity of the firm displaying the order unless that firm chooses to reveal its identity, which can contribute to improved pricing for securities by reducing the potential market impact that transactions by investors whose trading activity, if known, may influence others.

Our execution services generate revenues from:

•	Transaction execution charges, which are charges assessed on a per share basis to the party that accesses the liquidity provided by another market participant. In most circumstances, we credit a portion of the per share execution charge as a rebate (presented as cost of revenues) to the market participant that provides the liquidity (liquidity is the number and range of buy and sell orders available to our market participants). These charges represent our primary fee for execution services.

•	Our share of tape fees for the trading of securities listed on the NYSE and Amex.

On December 8, 2005, we completed the acquisition of INET ECN. The migration of our current trading systems to INET’s technologically advanced trading system will accelerate our transition to a lower cost system.

We have announced plans to introduce the fully anonymous Nasdaq Crossing Network, which includes midday and post-close crosses, in 2006 subject to regulatory approvals, which will provide investors with an efficient and accurate single price at specific times during the trading day. To enhance market transparency, we introduced the Opening Cross and Closing Cross in 2004. The Opening Cross is a process for pre-market open trading and price discovery consisting of a centralized order facility that provides market participants and investors with a highly transparent and accurate opening price in Nasdaq-listed securities. Similarly, the Closing Cross is a centralized order facility that provides an orderly market close for Nasdaq-listed securities.

Trade Reporting Services. All registered stock exchanges and securities associations are required to establish a transaction reporting plan for the central collection of price and volume information concerning trades executed in those markets. We provide three primary revenue-generating reporting services:

•	Trade reporting—Currently, we do not charge market participants for most of the trades they report to us. We do, however, earn revenues for all trades reported to us in the form of shared market information revenues under the UTP Plan. A large percentage of trades reported to us are orders that broker-dealers have matched internally, or internalized, and are submitted to us for reporting purposes only. These trades are reported to the Securities Information Processor as part of the UTP Plan.

•	Trade comparison—We also generate revenues by providing trade comparison to our market participants by matching and locking-in the two market participants to a trade that they have submitted to us for reporting and clearing.

•	Risk management—We provide clearing firms with risk management services to assist them in monitoring their exposure to their correspondent brokers.

Access Services to Our Trading Platform. We provide our market participants with several alternatives for accessing The Nasdaq Market Center for a fee. Some of the access service alternatives that we have historically provided are low margin businesses, and we have taken steps to retire them. By shifting connectivity to The Nasdaq Market Center from proprietary networks to third-party networks, we have significantly reduced our technology and network costs and increased our systems’ scalability without affecting performance or reliability.

The Nasdaq Market Center may be accessed using our Financial Information Exchange, or FIX, product that uses the FIX protocol, a standard method of financial communication between trading firms and vendors, which enables firms to leverage their existing FIX technology with cost-effective connections to us. We have also developed QIX, a new proprietary programming interface that will provide a more streamlined and efficient protocol for our users with expanded functionality, including quotation updates that is also more cost effective than previous Nasdaq proprietary interfaces. With the retirement of the proprietary MCI network in 2005, individual market participants are now responsible for directly maintaining connectivity to The Nasdaq Market Center, in most cases by connecting through a third party financial extranet provider. Market participants may also access The Nasdaq Market Center using Computer-to-Computer interface, another protocol, which allows market participants to enter transactions directly from their computer systems to our computer systems. Both Nasdaq Workstation II and our application program interface were retired at the end of 2005 and all current market participants using these access methods were migrated to FIX and/or QIX, and to the New Nasdaq Workstation, an internet browser based front end that allows firms to view market data and enter orders, quotes and trade reports. We migrated users away from Nasdaq Workstation II in part because we are exiting the low-margin business of providing proprietary network connectivity to The Nasdaq Market Center.

Market Information. We provide varying levels of quote and trade information to market participants and to data vendors, who in turn sell subscriptions for this information to the public as part of our Nasdaq Market Services Subscriptions business. We collect information, distribute it and earn revenues in different roles.

We operate as the exclusive Securities Information Processor as part of the UTP Plan for the collection and dissemination of the best bid and offer information and last transaction information from the exchanges and markets that quote and trade in Nasdaq-listed securities. We do not generate any profits from our role as the Securities Information Processor. In our role as the Securities Information Processor, we collect and disseminate quotation and last sale information for all transactions in Nasdaq-listed securities whether on The Nasdaq Stock Market or other exchanges. We sell this information to data vendors, which the data vendors then sell to the public. After deducting costs associated with acting as an exclusive Securities Information Processor, we distribute the tape fees to the respective UTP Plan participants, including us, based on a combination of the participants’ respective trade volume and share volume. In addition, all The Nasdaq Market Center trades in exchange-listed securities are reported and disseminated in real time, and as such, we share in the tape fees for information on NYSE- and Amex-listed securities.

As an exchange, we will no longer have to share our revenues under the UTP Plan related to information about our individual market participants’ quotations. We will still be required to share UTP Plan revenue related to trade reports and the best priced quotations in our market. We hope to become operational as an exchange during the second quarter of 2006. See “—Regulation—SEC and Self-Regulatory Organization Regulation.”

Our market participants have real-time access to quote and trade data. Interested parties that are not direct market participants in The Nasdaq Stock Market also can receive real-time quote and trade information beyond the best bid and offer quotes through a number of proprietary products that we offer. We offer a range of proprietary data products, including TotalView, our flagship market depth quote product. TotalView shows subscribers quotes, orders and total anonymous interest at every price level in The Nasdaq Market Center for Nasdaq-listed securities and critical data for the Opening Cross and Closing Cross. TotalView is offered through distributors to professional subscribers for a monthly fee per terminal and to non-professional subscribers for a lower monthly fee per terminal. In 2005, our TotalView subscribers doubled in number. In addition, we charge the distributor a monthly distributor fee.

We operate several other proprietary services and data products to provide market information, which include:

•	OpenView, launched in 2005, a product providing complete depth-of-book liquidity for The Nasdaq Market Center in NYSE- and Amex-listed securities;

•	ModelView, launched in 2005, a product designed to provide greater insight into the patterns of liquidity in The Nasdaq Market Center;

•	OrderView, launched in 2005, a market data feed that facilitates program and algorithmic trading;

•	the Mutual Fund Quotation Service, a listing service for over 20,000 mutual funds, money market funds and unit investment trusts that supports fund data, including net asset values, and capital gains and dividend income distribution and provides print and electronic media exposure for the funds;

•	the Mutual Fund Dissemination Service, a service that facilitates the real-time and end-of-day recap dissemination of all mutual fund pricing information and is used by data vendors and media to receive complete net asset value data on funds listed with us;

•	Nasdaq.com, a leading financial website for the investor community that generates revenues from advertising and product sales;

•	NasdaqTrader.com, a financial website that provides broker-dealers and market data venders with information and data regarding our corporate initiatives (such as Open and Closing Crosses) and other products and services for a monthly subscription fee; and

•	Nasdaq Index Dissemination service, a real-time data feed that carries the values for a number of broad-based and sector indexes and ETFs.

Other Products and Markets

On September 2, 2005, Nasdaq executed the OTC Bulletin Board Agreement with NASD related to the OTCBB, an electronic screen-based quotation service for securities that, among other things, are not listed on The Nasdaq Stock Market or any U.S. national securities exchange. Under the OTCBB Agreement, effective October 1, 2005, Nasdaq transferred responsibility for the OTCBB back to NASD. This transfer is designed to address concerns expressed by the SEC regarding our continuing to operate the OTCBB after our registration as a national securities exchange. Consideration for the OTCBB Agreement is NASD’s agreement to outsource the operation of the OTCBB to Nasdaq for an initial two year period, subject to one year renewals upon mutual consent. NASD will pay Nasdaq $14.2 million in the first year and $14.7 million in the second year for Nasdaq’s services under the OTCBB Agreement.

Fee Changes

We may change the pricing of our products and services in response to competitive pressures or changes in market or general economic conditions. Pursuant to the requirements of the Exchange Act, Nasdaq must file all proposals for a change in its pricing structure with the SEC. Nasdaq provides updated information on the pricing of its products and services on its website at www.nasdaqtrader.com. See also “—Competition” and “—Risk Factors—We face significant competition in our securities trading business, which could reduce our transactions, trade reporting and market information revenues and negatively impact our financial results.”

Technology

Over the past three years, we have reduced our technology costs, consistent with our regulatory obligations, by migrating to fewer, less expensive technology platforms, introducing less expensive network solutions, and by reducing our workforce. We believe that our transaction speed throughput and system reliability will be enhanced as we migrate to the INET platform.

The Nasdaq Market Center systems are located in a processing complex in Trumbull, Connecticut. The systems have handled trade volume of over three billion shares daily and over 29,000 transactions per second and are designed to maximize transaction reliability and network security across each of the most critical system services that comprise The Nasdaq Stock Market. In addition, our systems have the ability to handle increased capacity. To maximize reliability, we have developed a backup system in the event the primary systems are unable to perform.

Market data from our quote and trade execution systems are transferred via high-speed communications links to a market data repository and are available for real-time analysis, historical analysis, market surveillance and regulation, and data mining. The information is provided to applications and users through relational database, higher-level access facilities and Internet applications.

Competition

The equity securities markets are intensely competitive. We compete based on a number of factors, including the quality of our technological and regulatory infrastructure, total transaction costs, the depth and breadth of our markets, the quality of our value-added customer services, reputation and price.

We operate our business to emphasize efficiency, flexibility and service to our customers and the investing public. We became fully demutualized in 2000-2001 to reduce conflicts between the interest of our trading participants and the decisions affecting our businesses. As part of the demutualization, NASD remained our regulator. We believe that having an established, fully independent and non-profit regulator enhances the transparency of our markets and is a competitive advantage. NASD will continue as our regulator on a contract basis once we meet SEC conditions to operate as an exchange.

Our acquisition of INET and the merger between NYSE and Archipelago are causing significant changes to the competitive landscape. In contrast to Nasdaq, the NYSE was structured historically as a mutual non-profit organization relying on a predominantly manual market structure. The NYSE now has converted from mutual ownership to stockholder ownership in connection with its acquisition of Archipelago’s ECN. The combined NYSE-Arca has announced plans to transition to a “hybrid” system, which is expected to incorporate certain elements of an electronic system while retaining many elements of a traditional trading floor and continuing to operate Archipelago as a third trading system.

With the Nasdaq-Instinet and NYSE-Arca transactions completed, the original wave of ECNs have been acquired. The marketplace is now being altered by the entry of new ECNs that focus primarily on the trade execution business and market participants’ acquisition and investment in existing ECNs or regional exchanges. For example, TradeBot is developing the Better Alternative Trading System, or BATS ECN. Citigroup recently announced its acquisition of OnTrade, Inc. from NexTrade, and Knight Capital Group, Inc. acquired Attain (Direct Edge). Citadel Derivatives Group, Citigroup, Credit Suisse, Merrill Lynch, Morgan Stanley and UBS purchased stakes in the Philadelphia Stock Exchange. Citigroup, Credit Suisse, Fidelity and Lehman Brothers invested in the Boston Stock Exchange to create a new electronic stock exchange, the Boston Equities Exchange. Additional new entrants may emerge, potentially posing a competitive threat to more established industry participants. Although most of the new entrants have limited liquidity, some possess sufficient levels of equity order volume from their other business lines, particularly those that have broker-dealer investors. In addition, there has been increased use of electronic trading systems specializing primarily in large block trades, such as LiquidNet, Pipeline Trading and Investment Technology Group’s POSIT platform.

Acquisition Strategy. We have grown our business through acquisitions in 2004 and 2005. Our strategy for acquisitions is to identify and acquire only those elements that are most important to our success. We integrated the key components of the Brut technology and the Brut team into Nasdaq in 2005. Our integration of INET is well underway, and we expect to begin migrating our customers to the INET platform in the third quarter of 2006, with a full integration to be completed in the fourth quarter of 2006. Also consistent with this focused approach, we acquired Carpenter Moore and Shareholder.com to meet specific needs of our listed companies and other customers. Additionally, we entered into a joint venture with Reuters to form Independent Research Network, which will aggregate multiple, independent research providers to distribute equity research on behalf of under-covered companies. Finally, we are currently expanding beyond equity securities and will offer options routing services to customers seeking to rationalize their connections to the markets.

We regularly explore and evaluate strategic acquisitions and alliances, including assessing rating agency and regulatory implications, among other things, both in the United States and abroad, some of which could be material. We intend to pursue acquisitions and alliances with the objective of strengthening our current business and advancing our technology. In addition, we continue to evaluate implications of strategic transactions involving other industry participants both in the United States and abroad.

As contemplated by our acquisition strategy, on March 9, 2006, we submitted a non-binding indication of interest to acquire the London Stock Exchange. On March 10, 2006, LSE announced that it intended to continue with its previously announced share capital return plan and did not intend to pursue Nasdaq’s proposal. In response, we announced our belief that the proposed transaction would represent an attractive offer for shareholders, listed companies and the trading community and would reflect unique benefits for LSE which have not to date been proffered by other parties. While we will continue to explore and evaluate strategic opportunities, including acquisition of the LSE, there can be no assurance whether we will enter into any such transactions and, if so, on what terms. See “Risk Factors—Future acquisitions, partnerships and joint ventures may require significant resources and/or result in significant unanticipated losses, costs, or liabilities.”

Issuer Services.

Listings. Our primary competitor for larger company listings on The Nasdaq Stock Market is the NYSE. We also compete, to a limited extent, with the Amex for listing of smaller, less active companies. In addition, at least one regional exchange, the Pacific Exchange, together with Archipelago, its exclusive equities trading facility, has indicated that it intends to expand its listings business. We expect the NYSE-Archipelago merger to increase competition for listings, particularly if the combined entity seeks to attract listings of smaller companies that have not historically qualified for listing on the NYSE.

Financial Products. Nasdaq-sponsored financial products are subject to intense competition from other ETFs, derivatives and structured products as investment alternatives. The source of this competition is not only large ETF family sponsors, but also, increasingly, from other mutual fund sponsors originating ETFs. Likewise, The Nasdaq Stock Market is subject to intense competition for the listing of these products from other exchanges. The indexes on which these products are based face competition from other indexes which can be considered competitive with Nasdaq indexes. For example, there are a number of indexes that aim to track the technology sector and may from time to time have a high degree of correlation with the Nasdaq-100 Index and Nasdaq Composite Index. We face competition among other investment banks, markets or other product developers in designing products that meet investor needs.

Market Services. We experience competition in our core trading activities such as execution services, quoting and trading capabilities, and reporting services. Many of our competitors have engaged in aggressive price competition by reducing the trade execution transaction fees they charge their customers. As a result of this competition, we significantly reduced the trade execution transaction fees we charge our customers during 2005, particularly our large-volume customers. In early 2006, in connection with our acquisition of INET, we adjusted our transaction fees to harmonize our pricing structure with INET, whose fees had been higher than ours. We periodically reexamine our pricing structure to ensure that our fees remain competitive.

Our revenues from the sale of market information products and services are also under competitive threat from other securities exchanges that trade Nasdaq-listed securities. Current SEC regulations permit these regional exchanges and NASD’s Alternative Display Facility to quote and trade certain securities that are not listed on a national securities exchange, including Nasdaq-listed securities. Nasdaq’s UTP Plan entitles these exchanges and NASD’s Alternate Display Facility to a share of UTP Plan tape fees, in proportion to such exchange’s share of trading as measured by share volume and number of trades. Participants in the UTP Plan have used tape fee revenues to establish payment for order flow arrangements with their members and customers. In January 2004, we implemented a new tiered pricing structure and the Nasdaq General Revenue Sharing Program, which provided incentives for quoting market participants to send orders and report trades to The Nasdaq Market Center. To remain competitive, Nasdaq continuously evaluates and refines both programs. This process resulted in changes in our tiered pricing program and in our General Revenue Sharing Program throughout 2005 and in early 2006. We may adjust either program in the future to respond to competitive pressures.

We are also responding aggressively to competition by updating and innovating new data products to provide market participants with increased functionality and new and more extensive market information.

Regulation

Federal securities laws establish a two-tiered system for the regulation of securities markets, market participants and listed companies. The SEC occupies the first tier and has primary responsibility for enforcing federal securities laws. Self-regulatory organizations, or SROs, which are non-governmental organizations, occupy the second tier. Self-regulatory organizations are registered with the SEC and are subject to the SEC’s extensive regulation and oversight. NASD is an SRO. Until we are operational as a national securities exchange, we operate pursuant to delegated authority under NASD’s SRO registration. This regulatory framework applies to our business in the following ways:

•	regulation of The Nasdaq Stock Market; and

•	regulation of our broker-dealer subsidiaries.

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

SEC and Self-Regulatory Organization Regulation. On January 13, 2006, the SEC approved our application for registration as a national securities exchange. We believe that we will benefit from exchange registration for the following reasons:

•	We will no longer have to share revenue from proprietary products with other exchanges that are currently part of a UTP Plan.

•	NASD will no longer have voting control over us as a result of our redemption of the sole outstanding share of series D preferred stock for $1.00.

•	We will be able to more clearly establish our separate identity and gain greater access to the capital markets to obtain financing, which will help us improve our operations and enhance our business.

•	We will separate our regulated exchange activities from our other business operations through our adoption of a holding company corporate structure.

We will not begin to operate as an exchange, however, until the following conditions are met:

•	We must join five national market system plans.

•	NASD must provide a collection and dissemination facility for collecting and disseminating quotations and trade reports for securities listed on exchanges other than Nasdaq.

•	We must join the Intermarket Surveillance Group, a group of U.S. and foreign securities and futures exchanges that provides a framework for sharing information and coordination of regulatory efforts among its members.

•	We must establish a framework for imposing fines on members, in lieu of commencing disciplinary proceedings, for designated rule violations.

•	We must enter into an SEC-approved agreement under Exchange Act Rule 17d-2 with NASD which will allocate to NASD regulatory responsibility for enforcement of exchange rules.

•	We must submit and receive SEC approval of a fingerprinting plan to provide a framework for our members to submit fingerprints of their employees to the United States Department of Justice, as required by the Exchange Act.

We are in the process of satisfying these conditions, and we hope to become operational as an exchange during the second quarter of 2006. However, since some of these conditions require action by third parties and approval by the SEC, we cannot assure you that we will meet SEC conditions to operate as an exchange in that time frame. In particular, we note that in July 2005, NASD filed a proposal with the SEC that would establish the Trade Reporting Facility, or TRF, for the purpose of collecting reports of transactions in Nasdaq-listed and non-Nasdaq-listed securities that are executed otherwise than on an exchange. The TRF will be a facility of NASD operated by Nasdaq and regulated exclusively by NASD, and will be available solely to NASD members. Timely approval of this proposal by the SEC would assist Nasdaq and NASD in fulfilling several of the conditions described above, while delayed approval or adverse action may delay our ability to satisfy the conditions. Several of our competitors have filed comments in opposition to the TRF, and the proposal is still pending at the SEC. See “—Risk Factors—The SEC’s approval of our application to operate a national securities exchange contains conditions that must be satisfied before we implement the order.”

Additionally, we are in the process of converting to a holding company structure and have received stockholder approval to adopt this structure at the time when or before we begin operating as an exchange. Our newly formed subsidiary, The NASDAQ Stock Market LLC, will hold the operations of The Nasdaq Stock Market and our exchange license.

Once we meet SEC conditions to operate as an exchange, NASD Regulation, Inc., or NASDR, a wholly-owned subsidiary of NASD, will provide regulatory services of the same general type and scope to our subsidiary licensed as an exchange as are currently provided, which will preserve the regulatory separation currently in place. In addition, we will receive our own SRO status through our exchange subsidiary, separate from that of NASD. As an SRO, we will have our own rules pertaining to our members and listed companies regarding listing, membership and trading that are distinct and separate from those rules applicable to broker-dealers that are administered by NASD. Broker-dealers will be able to choose to become members of Nasdaq, in addition to their other SRO memberships, including membership in NASD.

As the operator of a securities market or national securities exchange, virtually all facets of our operations are, and will be, subject to the SEC’s oversight, as prescribed by the Exchange Act and we are subject to periodic and special examinations by the SEC. We also are potentially subject to regulatory or legal action by the SEC or other interested parties at any time in connection with alleged regulatory violations. We have been subject to a number of routine reviews and inspections by the SEC. To the extent such actions or reviews and inspections result in regulatory or other changes, we may be required to modify the manner in which we conduct our business, which may adversely affect our business. We are also subject to Section 17 of the Exchange Act, which imposes record-keeping requirements, including the requirement to make certain records available to the SEC for examination.

Section 19 of the Exchange Act provides that we must submit proposed changes to any of the SRO rules, practices and procedures, including revisions to provisions of our certificate of incorporation and by-laws that constitute SRO rules, to the SEC. The SEC will typically publish the proposal for public comment, following which the SEC may approve or disapprove the proposal, as it deems appropriate. The SEC’s action is designed to ensure that applicable SRO rules and procedures are consistent with the aims of the Exchange Act and its rules and regulations. If the SEC disapproves a proposal that we have submitted, it could have an adverse impact on our business, financial condition and operating results. In addition, pursuant to the requirements of the Exchange Act, we must file all proposals for a change in our pricing structure with the SEC.

Until we satisfy the conditions specified by the SEC to become operational as a national securities exchange, our authority to operate The Nasdaq Stock Market is delegated to us pursuant to the Delegation Plan by NASD. SROs in the securities industry are an essential component of the regulatory scheme of the Exchange Act for providing fair and orderly markets and protecting investors. The Exchange Act and the rules thereunder impose on the SROs many regulatory and operational responsibilities, including the day-to-day responsibilities for market and broker-dealer oversight. In general, an SRO is responsible for regulating its members through the adoption and enforcement of rules and regulations governing the business conduct of its members.

NASD is currently responsible for the regulation of the trading activity on The Nasdaq Stock Market as well as segments of the over-the-counter market. Nasdaq has a limited role in conducting real-time market monitoring through its MarketWatch department. This department, among other things, monitors for trades whose prices are away from the current market and initiates trading halts as necessary. Suspicious trading behavior discovered by MarketWatch staff and all other Nasdaq employees is referred to NASD for further investigation. NASD performs the surveillance and investigative functions for Nasdaq. We will seek to preserve this regulatory separation once we satisfy the conditions specified by the SEC to become operational as a national securities exchange.

We have additional regulatory functions related to companies listed on The Nasdaq Stock Market that are handled by our Listing Qualifications department. This department is responsible for maintaining a compliance-monitoring and enforcement program with respect to our requirements for initial and continued listing. Companies that wish to list on The Nasdaq Stock Market are required to satisfy a variety of quantitative and qualitative requirements to become listed and to continue to be listed, including all our corporate governance listing standards. Companies that fail to maintain compliance with these requirements are subject to delisting. To provide regulatory transparency and assist issuers in maintaining compliance, our Listing Qualifications department provides written interpretations with respect to the application of our listing requirements and maintains a website providing interpretive guidance.

When we transferred our own listing from the OTCBB to the Nasdaq National Market in 2005, the SEC approved special listing standards with respect to listing our common stock on The Nasdaq Stock Market. These listing standards require periodic reporting of compliance to the SEC and an annual compliance audit by an independent accounting firm. Our failure to maintain compliance with these listing standards could result in our common stock being delisted from The Nasdaq Stock Market.

Broker-Dealer Regulation. Brut, LLC, our broker-dealer subsidiary, is subject to regulation by the SEC, the SROs and the various state securities regulators. In addition, we acquired INET ATS, Inc. and Island Execution Services, LLC in connection with the INET acquisition which are also subject to regulation as registered broker-dealers. On February 1, 2006, INET ATS, Inc., the entity operating INET ECN, was merged into Brut, with Brut as the surviving entity. As a result, Brut, LLC currently operates the Brut platform and the INET platform.

Brut, LLC is registered as a broker-dealer with the SEC and in all 50 states, the District of Columbia and Puerto Rico. It is also a member of the NYSE, NASD, the Pacific Stock Exchange and the National Stock Exchange. Island Execution Services, LLC is a member of the NASD and National Stock Exchange.

The SEC, NYSE and NASD adopt rules and examine broker-dealers and require strict compliance with their rules and regulations. The SEC, SROs and state securities commissions may conduct administrative proceedings which can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, its officers or employees. The SEC and state regulators may also institute proceedings against broker-dealers seeking an injunction or other sanction. The SEC and SRO rules cover many aspects of a broker-dealer’s business, including capital structure and withdrawals, sales methods, trade practices among broker-dealers, use and safekeeping of customers’ funds and securities, record-keeping, the financing of customers’ purchases, broker-dealer and employee registration and the conduct of directors, officers and employees. All broker-dealers have an SRO that is assigned by the SEC as the broker-dealer’s designated examining authority, or DEA. The DEA is responsible for examining a broker-dealer for compliance with the SEC’s financial responsibility rules. NYSE is Brut’s current DEA and the NASD is Island Execution Services’ DEA. A failure to comply with the SEC’s request in a satisfactory manner may have adverse consequences and changing Brut’s DEA may entail additional regulatory costs.

Brut has received inquiries from NASD regarding compliance with Brut’s obligations regarding short sales, firm quotes and other reporting and disclosure requirements, some of which relate to activity prior to Nasdaq’s acquisition of Brut. Although we cannot currently estimate the amount of any potential fines or penalties, we do not believe they would be significant.

As registered broker-dealers subsidiaries, Brut, LLC, INET ATS, Inc. and Island Execution Services, LLC, are subject to regulatory requirements intended to ensure their general financial soundness and liquidity, which requires that they comply with certain minimum capital requirements. The SEC and NASD impose rules that require notification when net capital falls below certain predefined criteria, dictate the ratio of debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the Uniform Net Capital Rule and NASD rules impose certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC and NASD for certain withdrawals of capital.

As of December 31, 2005, Brut was required to maintain minimum net capital of $0.3 million and had total net capital of approximately $6.7 million or $6.4 million in excess of the minimum amount required. As of December 31, 2005, Island Execution Services was required to maintain minimum net capital of $1.0 million and had total net capital of approximately $1.5 million or $0.5 million in excess of the minimum amount required.

As of December 31, 2005, INET ATS, Inc. was required to maintain minimum net capital of $1.0 million and had a net capital deficiency of approximately $48.0 million. This deficiency was due to INET ATS’s investment in a non-U.S. based money market fund that is not registered under the Investment Company Act of 1940. Accordingly, the balances in the fund are a non-allowable asset under SEC Rule 15c3-1, the net capital rule. INET ATS provided hind-sight notice that the net capital was below the minimum amount required under the net capital rule. On February 8, 2006, the funds were redeemed and invested in a money market fund registered under the Investment Company Act of 1940, which corrected the net capital deficiency position. No funds were lost and no customers suffered any loss.

Recent Regulatory Developments. Regulation NMS, which is scheduled to become effective in stages throughout 2006, has been one of the key drivers behind the changes in the execution services and market data businesses in the United States. The most significant provisions of Regulation NMS are order protection, referred to as the “best price” rule, and fair access. The best price rule requires exchanges and other trading centers to establish procedures designed to prevent the execution of trades at prices inferior to protected quotations displayed by other trading centers. Many market centers have announced plans to adopt electronic trading capabilities, which Nasdaq has had in place for many years. In particular, the NYSE has announced its plans to transition to a “hybrid” system, which is expected to incorporate certain elements of an electronic system while retaining many elements of a traditional trading floor.

As a result of the best price rule, market participants will be required to route order flow to market centers with the best execution performance, including liquidity, reliability and speed. We believe that Nasdaq is well positioned to benefit from this provision of Regulation NMS, because we have long been a fully automated market and the INET acquisition provides an additional liquidity pool. This will increase the probability that Nasdaq’s electronic trading system will display the best prices, and other exchanges will need to route their orders to Nasdaq’s platform. We expect the best price rule will have a significant impact on the trading of securities, particularly non-Nasdaq-listed securities. We believe that electronic trading will result in increased average daily trading volumes as trading becomes fully automated.

Under the best price rule, each exchange must interact with the market center offering the best price before it can execute a trade at an inferior price on its systems. We believe that Regulation NMS is likely to remove many of the delays and impediments to trading NYSE- and Amex-listed securities through Nasdaq that exist under the current trade through rule of the Intermarket Trading System. Accordingly, we have announced plans to withdraw, subject to SEC approval, from the Intermarket Trading System upon implementation of Regulation NMS. We will rely instead upon faster private linkages with greater capacity to comply with the order protection and fair access rules.

The fair access rule requires market centers to provide fair and non-discriminatory access to quotations, establishes a limit on access fees to harmonize the pricing of quotations across different trading centers and requires all exchanges to maintain written rules that prohibit their members from displaying quotations that lock or cross automated quotations. We expect this rule will benefit Nasdaq because we already have fast and reliable automated access into all market centers and the logic that will permit compliance with locking or crossing automatic quotations. In addition, while it is yet to be determined how this rule will affect market pricing, our fees are compliant with the rule.

Regulation NMS also contains a market information rule that updates the requirements for consolidating, distributing and displaying market information. This rule amends the CTA/CQ and UTP Plans for disseminating market information to modify the formulas for allocating plan revenues and to broaden participation in plan governance. As we are an active quoting market as well as a trading market, we believe the changes in the market data revenue calculations, while difficult to predict and likely to differ across the two data plans, should have little negative impact. Finally, the sub-penny rule prohibits market participants from displaying quotations in pricing increments smaller than a penny, with exceptions for quotes and orders priced at less than $1.00 per share.

We do not expect any of these rules per-se to have a significant impact on Nasdaq. The changes in the competitive landscape driven by these rules, however, have potentially far reaching and unforeseeable impacts on our businesses. The best price rule and the fair access rule will apply to a small group of stocks beginning June 29, 2006, with expected implementation for all securities currently required by August 31, 2006. The market information rule is scheduled to apply beginning September 1, 2006, and the sub-penny pricing rule took effect on January 31, 2006. The SEC has recently announced that the future implementation dates may be delayed.

In addition, the SEC has recently proposed Regulation AL, a new regulation that would institute a set of rules for demutualized exchanges and securities associations that intend to list their own securities or those of an affiliate. If Regulation AL is adopted by the SEC, we may have to alter our operation and business to comply with Regulation AL to the extent that Regulation AL supersedes our listing standards.

The SEC also proposed a separate regulation, known as Regulation SRO, simultaneously with Regulation AL, containing new rules regarding the governance of SROs. The proposed new rules would, among other things:

•	require a majority independent board for each SRO and require the establishment of nominating, governance, audit, compensation and regulatory oversight committees of the board, all composed solely of independent directors;

•	require separation of an SRO’s regulatory functions from its market operations and other business interests;

•	restrict ownership and voting levels of members of the SRO that are broker-dealers to no more than 20%; and

•	require that all regulatory fees, fines and penalties received be used to fund regulatory programs and not be made available for distribution to stockholders.

Finally, the SEC published a concept release requesting public comment on the structure of the self-regulatory system, including alternative approaches to securities industry self-regulation. Some of the approaches discussed by the SEC in the release call for a single SRO, or the Universal Regulator, that would be responsible for all rules, markets and members. Under these models, all markets, both Nasdaq and other exchanges, would be registered with the Universal Regulator and would not have any self-regulatory authority. Other models discussed by the SEC would significantly reduce or even eliminate securities industry self-regulation altogether.

Nasdaq’s ability to compete effectively in the future may be impacted by the provisions of Regulation NMS and Regulation AL, if approved by the SEC, and any changes resulting from the SEC’s concept release.

Employees

As of March 8, 2006, Nasdaq had 917 employees. None of its employees is subject to collective bargaining agreements or is represented by a union. Nasdaq considers its relations with its employees to be good.

Nasdaq Website and Availability of SEC Filings

We file periodic reports, proxy statements and other information with the SEC. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (such as us) and the address of that site is (http://www.sec.gov).

Our website is www.nasdaq.com. Information on our website is not a part of this Form 10-K. We will make available free of charge on our website, or provide a link to, our Forms 10-K, Forms 10-Q and Forms 8-K and any amendments to these documents, that are filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to the SEC. To access these filings, go to Nasdaq’s website and click on “Investor Relations,” then click on “Financial Information—SEC Filings.”

Regulatory Contractual Relationships with NASD and NASDR

Regulatory Services Agreement. Pursuant to the Delegation Plan, NASDR provides us with regulatory services, including the regulation of trading activity on The Nasdaq Stock Market and the surveillance and investigative functions of Nasdaq. We do not have a formalized written agreement with NASDR for the performance of regulatory services prior to us operating as an exchange. We paid NASDR $41.7 million for 2005 and $45.6 million for 2004 for regulatory services provided pursuant to the Delegation Plan, versus $61.8 million in 2003. The reduction was due in part to changes in the NASD’s allocation of technology expenses. The decrease in 2005 was also due to the transfer of ownership of the OTCBB to NASD which reduced the associated regulatory costs.

We have entered into a regulatory services agreement under which NASDR would provide regulatory services to us for ten years commencing when we meet SEC conditions to operate as an exchange. Since these conditions have not yet been satisfied, no services have been performed under this agreement. Under the regulatory services agreement, the services provided will be of the same type and scope as are currently provided by NASDR to us under the Delegation Plan. Each regulatory service is to be provided for a minimum of five years, then the parties may determine to terminate a particular service. The termination of a particular service will generally be based upon a review of pricing and the need for such services. Under the agreement, NASDR will bill us a fee for each required service provided that it is based on NASDR’s direct and indirect costs plus a markup of six percent on compensation costs related to NASDR’s employees used to provide the services. Any services other than those required by the agreement will be billed at cost, plus a mutually agreed upon markup.

Similar to the services NASDR currently provides us, under the regulatory services agreement, NASDR will:

•	review and approve new member applications;

•	perform automated surveillance of trading on The Nasdaq Stock Market;

•	review member firm compliance with the rules and regulations applicable to trading and market-making functions in The Nasdaq Stock Market;

•	investigate suspicious activity in quoting and trading on The Nasdaq Stock Market;

•	conduct examinations of member firms;

•	initiate the disciplinary process once it is determined that a potential violation of a federal securities law or rule, or an SRO rule, may have occurred; and

•	operate an arbitration program and a mediation program for the resolution of customer, member firm employee, and Nasdaq member-to-member disputes.

For further discussion of these agreements and our other related party transactions, see “—Risk Factors—NASD will continue to maintain voting control over us until we meet SEC conditions to operate as an exchange and may have interests that are different from yours and, therefore, may make decisions that are adverse to your interests” and “Item 13. Certain Relationships and Related Transactions.”

Item 1A. Risk Factors

The risks and uncertainties described below are not the only ones facing Nasdaq. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. If any of the following risks actually occur, our business, financial condition, or operating results could be adversely affected.

If we do not integrate INET’s operations successfully, we may not realize the benefits we expect to derive from the acquisition.

We paid $934.5 million in cash to acquire the INET ECN, subject to post-closing adjustments and have incurred significant costs in connection with the acquisition. As of December 31, 2005, these costs were $34.4 million. We are in the process of integrating INET’s business with ours, and we anticipate incurring between $60.0 million and $70.0 million of pre-tax charges in 2006, principally related to the INET acquisition as well and also related to our continuing efforts to reduce operating expenses and improve the efficiency of our operations. The integration involves consolidating products, highly-complex technology, operations and administrative functions of two companies that previously operated separately. If we are unable to do this successfully, then we may not achieve the projected efficiencies, synergies and cost savings of the transaction. Key risks related to the integration include:

•	Timing. The integration could take longer than planned and be subject to unanticipated difficulties and expenses. Any expenses could, particularly in the near term, offset or exceed the anticipated cost savings we expect to derive from the INET acquisition.

•	Technology. We are planning to migrate our existing trading systems to INET’s platform. We may face unforeseen difficulties in achieving the migration, which could impose additional obstacles to completing the migration and could result in adverse consequences to our operations or could lead to us not achieving the synergies we anticipate.

•	Management diversion. The demand placed on the time of our management team in managing the INET integration may adversely affect the operation of our existing businesses.

•	Loss of business relationships. We may not be able to retain business relationships with suppliers and customers of INET. In particular, when we combine the books of The Nasdaq Market Center, Brut and INET, we may lose some of the business that we enjoyed when we operated the books separately.

•	Personnel losses. We may lose key INET personnel, including technology personnel.

•	Cultural changes. Employees in the acquired organization may be resistant to change and may not adapt well to our corporate culture.

Our high leverage limits our financial flexibility.

We incurred $750.0 million of senior term loan debt, entered into a $75.0 million revolving credit facility, although we had not drawn down any proceeds under the revolving credit facility as of December 31, 2005, and issued $205.0 million of convertible notes to pay for our recent acquisition of INET, bringing our total debt as of December 31, 2005 to $1.192 billion. This significant leverage may:

•	impair our ability to obtain additional financing in the future for refinancing indebtedness, acquisitions, working capital, capital expenditures, or other purposes;

•	reduce funds available to us for our operations and general corporate purposes or for capital expenditures as a result of the dedication of a substantial portion of our consolidated cash flow from operations to the payment of principal and interest on our indebtedness;

•	place us at a competitive disadvantage compared with our competitors with less debt;

•	increase our vulnerability to a downturn in general economic conditions; and

•	curtail our flexibility to respond to changing economic or competitive conditions or to make acquisitions.

In addition, our credit facility covenants restrict our ability to grant liens, incur additional indebtedness, pay dividends, sell assets, make certain payments, conduct transactions with affiliates and merge or consolidate, and our convertible notes contain a covenant restricting our ability to incur senior debt.

We may not be able keep up with rapid technological and other competitive changes affecting our industry.

The markets in which we compete are characterized by rapidly changing technology, evolving industry standards, frequent enhancements to existing services and products, the introduction of new services and products and changing customer demands. If the INET platform fails to work as expected, our business would be negatively affected. In addition, our business, financial condition and operating results may be adversely affected if we cannot successfully develop, introduce, or market new services and products or if we need to adopt costly and customized technology for our services and products. In addition, our failure to anticipate or respond adequately to changes in technology and customer preferences, or any significant delays in product development efforts, could have a material adverse effect on our business, financial condition and operating results.

We must adapt to significant competition in our listing business.

We face significant competition in our listing business from other exchanges. Historically, the NYSE has been our largest competitor, and we have competed with them primarily for listings of larger domestic and international companies. However, with the NYSE’s acquisition of Archipelago, the competitive landscape is changing, and the merged exchange may seek listings of small to mid-size companies, in direct competition with our listing business. The NYSE recently decreased its maximum annual listing fee by 50% from $1 million to $500,000, which is still significantly higher than, although more competitive with, our maximum annual fee of $75,000. Also, it is likely that after the merger, Archipelago will use the NYSE brand to offer low-cost listings. If we are required to lower our listing fees in response, it could have an adverse effect on our operating results. In addition, on occasion, issuers may transfer their listings from Nasdaq to other venues. Significant transfers could have a material adverse effect on our financial results.

Declines in the IPO market have an adverse effect on our revenues.

Stagnation or decline in the IPO market impacts the number of our new listings on The Nasdaq Stock Market, and thus our related revenues. We recognize revenue from new listings on a straight-line basis over an estimated six-year service period. As a result of the decline in the IPO market from 2000-2002, our deferred revenues associated with those years will be lower than our recent deferred revenue associated with the years immediately preceding that period. Our new IPO listings decreased from 148 in 2004 to 126 in 2005.

The Sarbanes-Oxley Act, commonly known as SOX, may dampen IPO activity. SOX requires Nasdaq and other U.S. markets and exchanges to impose corporate governance requirements on all listed companies. Additionally, Section 404 of SOX requires all of our listed companies to complete an internal control audit, which many companies find to be burdensome and costly. SOX has particularly received a significant amount of focus among international companies. International exchanges, such as the London Stock Exchange, and Deutsche Börse are not required to impose these requirements on their listed companies and, as a result, are becoming more significant competitors, particularly for international issuers. The LSE’s “AIM” market, which has minimal listing standards, has recently received significant attention as an alternative listing venue. We may have trouble attracting and maintaining listings of foreign based companies in light of this competition.

Losses in listings to a combined NYSE and Archipelago could cause a reduction in revenues in both our Issuer Services and Market Services segments.

While the reduction in initial listings or the loss of one or more large issuers could decrease listing revenues for our Issuer Services segment, it could cause an even more significant decrease in revenues from our Market Services segment, to the extent that we derive revenues from the quoting, reporting and trading of those issuers’ securities. If the combined NYSE/Archipelago is successful in competing with us for our core listings, we would lose not only the listing fees associated with those companies, but also a substantial amount of the trade execution fees generated by trading in those companies’ securities.

Delistings may have an adverse effect on our revenues.

Delistings generally increase under poor economic conditions, since issuers are not able to comply with our minimum bid price, market capitalization and/or shareholders’ equity requirements. Companies are also delisted when they cannot file their periodic reports with the SEC on time. During 2005, 85 companies were delisted for non-compliance with one or more of these requirements and 247 companies voluntarily delisted primarily due to mergers, going private transactions, or changing listing venues. In addition, the SEC has recently proposed new rules which will make it easier for foreign private issuers to delist and stop being U.S. reporting companies. Significant delistings would have a material adverse effect on our financial results.

A decrease in trading volume will decrease our trading revenues.

Trading volume is directly affected by economic and political conditions, broad trends in business and finance, changes in price levels of securities and the overall level of investor confidence. Weak economic conditions or a reduction in securities prices could result in a decline in trading volume. A decline in trading volume would lower revenues from our Market Services segment and may adversely affect our operating results. We are particularly affected by declines in trading volume in technology-related securities because a significant portion of our customers’ trade in these types of securities and approximately 24% of the companies listed on The Nasdaq Stock Market are in the technology sector. In addition, investor confidence and trader interest, and thus trading volume, can be affected by factors outside our control, such as the publicity surrounding investigations and prosecutions for corporate governance or accounting irregularities at public companies.

We may experience fluctuations in our operating results.

The financial services industry is risky and unpredictable and is directly affected by many national and international factors beyond our control. Any one of these factors could have a material adverse effect on our business, financial condition and operating results by causing a substantial decline in the financial services markets and reduced trading volume.

Our revenue, margins and operating results have varied in the past and are likely to fluctuate significantly in the future, making them difficult to predict. These difficulties are particularly exacerbated in light of our acquisition of INET and the uncertainties surrounding the benefits and costs associated with integration. Additionally, since our senior term loan debt bears interest at a variable rate and we do not have interest rate hedges in place on this debt, any increase in interest rates will increase our interest expense and reduce our cash flow. Other than our variable rate debt, we believe our business has relatively large fixed costs and low variable costs, which magnifies the impact of revenue fluctuations on our operating results. As a result, a decline in our revenue may lead to a relatively larger impact on operating results. A substantial portion of our operating expenses is related to personnel costs, regulation and corporate overhead, none of which can be adjusted quickly. Our operating expense levels are based on our expectations for future revenue. If actual revenue is below management’s expectations, or if our expenses increase before revenues do, both gross margins and operating results would be materially and adversely affected. Because of these fluctuations, it is possible that our operating results or other operating metrics may fail to meet the expectations of stock market analysts and investors. If this happens, the market price of our common stock is likely to decline.

We must control our costs to remain profitable.

We base our cost structure on historical and expected levels of demand for our products and services. A decline in this demand for our products and services may reduce our revenues without a corresponding decline in our expenses since we may not be able to adjust our cost structure on a timely basis. Our ability to manage our costs will be particularly challenging as a result of INET acquisition and integration efforts. Failure to achieve our goals on cost savings will have an adverse impact on our results of operations. We may fail in our initiatives to increase our business. We also may not have adequately positioned ourselves in the increasingly competitive securities markets or a weakened equities market.

The separation of Instinet’s institutional brokerage business from Instinet and the related sale to an affiliate of Silver Lake Partners could result in unexpected costs.

In connection with our acquisition of Instinet, we concurrently sold Instinet’s institutional brokerage business and specified Instinet corporate-level assets to Instinet Holdings Incorporated, or Instinet Holdings, an affiliate of SLP. Instinet Holdings agreed to assume the liabilities of the institutional brokerage business, as well as the additional corporate-level liabilities not directly related to the institutional brokerage business, such as tax, severance, real estate leases and historical restructuring obligations. We may be subject to claims related to these assets. In addition, we may be subject to claims arising from Instinet’s institutional brokerage business. Under the terms of the institutional brokerage transaction agreement, Instinet Holdings agreed to indemnify us after the closing for liabilities primarily related to the businesses, assets and liabilities that it purchased, and, similarly, we have agreed to indemnify Instinet Holdings after the closing for liabilities primarily related to INET. Our ability to seek indemnification from Instinet Holdings is, however, limited by the strength of Instinet Holdings’s own financial condition, which could change in the future. Instinet Holdings may not have the ability to fulfill its indemnification obligations to us in connection with the institutional brokerage acquisition, in which case, we may be liable for these claims. These liabilities could be significant, and if we are unable to enforce the institutional brokerage indemnification obligation, then our business, financial condition and operating results could be adversely affected.

We face significant competition in our securities trading business, which could reduce our transactions, trade reporting and market information revenues and negatively impact our financial results.

We compete for trading of Nasdaq-, NYSE- and Amex-listed securities. Any decision by market participants to quote, execute or report trades through exchanges, ECNs or the Alternative Display Facility maintained by NASD, could have a negative impact on our share of quotes and trades in securities traded through The Nasdaq Market Center.

While we trade a fairly large percentage of securities of Nasdaq-listed companies, we face strong competition from exchanges and emerging players in the market. For non-Nasdaq-listed securities, the national exchanges offer greater liquidity in more non-Nasdaq-listed securities than we do. Accordingly, we face major obstacles in trying to attract trading volume in non-Nasdaq-listed securities.

Our responses to competition may not be sufficient to regain lost business or prevent other market participants from shifting some of their quoting and/or trade reporting to other industry participants. We may need to reduce prices to remain competitive. Our inability to compete for transactions, trade reporting and market information revenues could have an adverse effect on our business, financial condition and operating results.

The merger of NYSE and Archipelago will create a strong competitor.

The recent merger of NYSE and Archipelago will create strong competition for us, particularly if NYSE is able to create its own electronic trading platform or migrate its trading business to Archipelago’s platform. NYSE has stated that it intends to develop electronic trading capabilities that will compete directly with Nasdaq’s. In addition, the merger with Archipelago has given NYSE access to ArcaEx’s electronic systems. If NYSE’s trading volume increases to our detriment as a result of the merger with Archipelago, it would have a negative impact on our operating results.

New competitors could reduce our revenues and impact our ability to increase our market share of transactions in Nasdaq-listed and exchange-listed securities.

It is possible that the Nasdaq/INET acquisition and the NYSE/Archipelago merger will create demand for new or expanded trading venues. For example, Knight Capital Group, Inc., a market maker in Nasdaq-listed securities, recently announced the acquisition of Attain ECN, a competitor of ours. TradeBot Systems recently announced the establishment of BATS ECN, which it indicated would be operational early in 2006. Citigroup Inc. recently announced plans to launch its own electronic stock-trading network from its acquisition of OnTrade Inc., an ECN previously operated by NexTrade Holdings Inc. We believe Regulation NMS may enhance competition in Nasdaq-listed securities from these or other new competitors. Additionally, new ECNs may develop trading platforms that are more competitive than ours. Finally, there has been increased use of electronic trading systems specializing in large volume trades, such as LiquidNet, Pipeline Trading and Investment Technology Group’s POSIT platform, which may divert trading volume from The Nasdaq Market Center. If these or other trading venues are successful, our business, financial condition and operating results could be adversely affected.

Price competition has affected and could continue to affect our business.

The securities trading industry is characterized by intense price competition. We have in the past lowered prices and increased rebates to attempt to gain market share. These strategies have not always been successful and have at times hurt our operating performance. Additionally, we have also been, and may once again be, required to adjust pricing to respond to actions by our competitors, which have adversely impacted our operating results.

Price competition with respect to market data rebates or our program relating to sharing revenues associated with trading Nasdaq-listed securities could attract trading volume away from us, leading to loss of market share and decreased revenues.

System limitations, failures or security breaches could harm our business.

Our business depends on the integrity and performance of the computer and communications systems supporting it. If our systems cannot expand to cope with increased demand or otherwise fail to perform, we could experience unanticipated disruptions in service, slower response times and delays in the introduction of new products and services. These consequences could result in lower trading volumes, financial losses, decreased customer service and satisfaction and regulatory sanctions. We have experienced occasional systems failures and delays in the past and could experience future systems failures and delays, especially as we implement new systems associated with the INET migration.

We use internally developed systems to operate our business, including transaction processing systems to accommodate increased capacity. If our trading volume increases unexpectedly, we will need to expand and upgrade our technology, transaction processing systems and network infrastructure. We do not know whether we will be able to accurately project the rate, timing, or cost of any increases, or expand and upgrade our systems and infrastructure to accommodate any increases in a timely manner.

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

The adoption and implementation of Regulation NMS by the SEC could adversely affect our business.

On April 6, 2005, the SEC adopted Regulation NMS, which has four primary components: the Order Protection Rule, the Access Rule, the Market Data Rule and the Sub-Penny Rule. We may incur technological and other costs in changing our systems and operations so that we can comply with these rules. Additionally, the impact of Regulation NMS is hard to predict and there may be problems or competitive challenges that we do not foresee that adversely affect our business as Regulation NMS is implemented. Finally, there is also a risk that the rules may materially change during implementation which would undermine business plans and investments that have been made based on the current form of the rules.

Our revenues may be affected by competition in the business for financial products.

We have grown our financial products business, which creates indexes and licenses them for Nasdaq-branded financial products. Nasdaq-sponsored financial products are subject to intense competition from other ETFs, derivatives and structured products as investment alternatives. Our revenues may be adversely affected by increasing competition from competitors’ financial products designed to replicate or correlate with the performance of Nasdaq financial products. In addition, the legal and regulatory climate, which supports the licensing of these financial products, may change in a manner which adversely impacts our ability to successfully license our products. Further, many other entrants have recently emerged who not only compete with us for future growth opportunities, but who may also introduce products that erode the position of our current offerings, thereby adversely affecting our business, financial conditions and operating results.

We must continue to invest in our operations to integrate INET and to maintain and grow our business, and we may need additional funds to support our business.

In addition to our debt service obligations, we will need to make substantial investments in our operations on a continuing basis during 2006 to integrate the INET acquisition. If our current level of operating results decrease, our need to spend cash to service debt payments may impair our ability to make investments in our business or to integrate INET.

We depend on the availability of adequate capital to maintain and develop our business. We believe that our current capital requirements will be met from internally generated funds and cash on hand. However, based upon a variety of factors, some of which are not within our control, our ability to fund our capital requirements may vary from those currently planned.

Should we raise funds through incurring additional debt, we may become subject to covenants even more restrictive than those contained in our current debt instruments. Furthermore, if we issue additional equity our equity holders may suffer dilution. There can be no assurance that additional capital will be available on a timely basis, or on favorable terms or at all.

Future acquisitions, partnerships and joint ventures may require significant resources and/or result in significant unanticipated losses, costs, or liabilities.

In the future we may seek to grow our company by making additional acquisitions or entering into partnerships and joint ventures, which may be material. As contemplated by this strategy, we have submitted a non-binding indication of interest to acquire the LSE, although the LSE announced that it intended to continue with its previously announced share capital return plan and did not intend to pursue Nasdaq’s proposal. In response, we announced our belief that the proposed transaction would represent an attractive offer for shareholders, listed companies and the trading community and would reflect unique benefits for LSE which have not to date been proffered by other parties. In light of the substantial amount of consideration reflected in our non-binding proposal, completion of the acquisition of the LSE would require significant financing.

We may finance future acquisitions by issuing additional equity and/or debt. The issuance of additional equity in connection with any such transaction could be substantially dilutive to existing stockholders. The issuance of additional debt could increase our leverage substantially. In addition, announcement or implementation of future transactions by us or others could have a material effect on the price of our stock. We could face financial risks associated with incurring additional debt, particularly if the debt resulted in significant incremental leverage. Additional debt may reduce our liquidity, curtail our access to financing markets and increase the cash flow required for debt service. Any incremental debt incurred to finance an acquisition could also place significant constraints on the operation of our business. Additionally, acquisitions, partnerships or investments may require significant managerial attention, which may be diverted from our other operations.

These equity, debt and managerial commitments may impair the operation of our businesses. Furthermore, any future acquisitions of businesses or facilities could entail a number of additional risks, including:

•	problems with effective integration of operations;

•	the inability to maintain key pre-acquisition business relationships;

•	increased operating costs;

•	problems with regulatory bodies;

•	exposure to unanticipated liabilities;

•	difficulties in realizing projected efficiencies, synergies and cost savings; and

•	changes in our credit rating and financing costs.

Regulatory changes and changes in market structure could have a material adverse effect on our business.

We operate in a highly regulated industry. In recent years, the securities trading industry and, in particular, the securities markets, have been subject to significant regulatory changes. Moreover, the securities markets have been the subject of increasing governmental and public scrutiny in response to a number of recent developments and inquiries. Any of these factors or events may result in future regulatory or other changes, although we cannot predict the nature of these changes or their impact on our business at this time. Our customers also operate in a highly regulated industry. The SEC and other regulatory authorities could impose regulatory changes that could impact the ability of our customers to use The Nasdaq Market Center or could adversely affect The Nasdaq Stock Market. The loss of a significant number of customers or a reduction in trading activity on The Nasdaq Stock Market as a result of such changes could have a material adverse effect on our business, financial condition and operating results.

We are subject to extensive regulation that may harm our ability to compete with less regulated entities.

Under current federal securities laws, changes in our rules and operations, including our pricing structure, must be reviewed, and in many cases explicitly approved by the SEC. The SEC may approve, disapprove, or recommend changes to proposals that we submit. In addition, the SEC may delay the initiation of the public comment process or the approval process. This delay in approving changes, or the altering of any proposed change, could have an adverse effect on our business, financial condition and operating results. We must compete not only with ECNs that are not subject to the same SEC approval process, but also with other exchanges that have lower regulation and surveillance costs than us. There is a risk that trading will shift to exchanges that charge lower fees because, among other reasons, they spend significantly less on regulation services.

In addition, Brut and some subsidiaries of INET are broker-dealers. Broker-dealers are subject to regulations that did not apply to us before the Brut acquisition. Any failure to comply with these broker-dealer regulations could have a material effect on the operation of our business, financial condition and operating results. Brut is currently the subject of an investigation by the NASD. An adverse outcome may result in the imposition of fines or other sanctions on Brut.

We have self-regulatory organization obligations and also operate a for-profit business, and these two roles may create conflicts of interest.

We have obligations to regulate and monitor activities on The Nasdaq Stock Market and ensure compliance with applicable law and the rules of our market by market participants and Nasdaq-listed companies. The SEC staff has expressed concern about potential conflicts of interest of “for-profit” markets performing the regulatory functions of a self-regulatory organization. While we outsource the majority of our market regulation functions to NASD, we do perform regulatory functions related to our listed companies and our market. In addition, as part of our application for exchange registration, we have agreed that 20% of the directors of our exchange subsidiary will be elected by members of our exchange rather than the equity holders of our subsidiary. Any failure by us to diligently and fairly regulate our market or to otherwise fulfill our regulatory obligations could significantly harm our reputation, prompt SEC scrutiny and adversely affect our business and reputation.

Failure to protect our intellectual property rights could harm our brand-building efforts and ability to compete effectively.

To protect our intellectual property rights, we rely on a combination of trademark laws, copyright laws, patent laws, trade secret protection, confidentiality agreements and other contractual arrangements with our affiliates, clients, strategic partners and others. The protective steps that we have taken may be inadequate to deter misappropriation of our proprietary information. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. We have registered, or applied to register, our trademarks in the United States and in over 40 foreign jurisdictions and have pending U.S. and foreign applications for other trademarks. Effective trademark, copyright, patent and trade secret protection may not be available in every country in which we offer or intend to offer our services. Failure to protect our intellectual property adequately could harm our brand and affect our ability to compete effectively. Further, defending our intellectual property rights could result in the expenditure of significant financial and managerial resources, which could adversely affect our business, financial condition and operating results.

Failure to attract and retain key personnel may adversely affect our ability to conduct our business.

Our future success depends, in large part, upon our key employees who execute our business strategy and identify and pursue strategic opportunities and initiatives. In particular, we are highly dependent on the continued services of Robert Greifeld, our President and Chief Executive Officer, and other executive officers and key employees who possess extensive financial markets knowledge and technology skills. We do not have employment agreements with some of our executive officers, which would prevent them from leaving and competing with us. We do not maintain “key person” life insurance policies on any of our executive officers, managers, key employees or technical personnel. The loss of the services of these persons for any reason, as well as any negative market or industry perception arising from that loss, could have a material adverse effect on our business. We may incur costs to replace key employees that leave, and our ability to execute our business model could be impaired if we cannot replace departing employees in a timely manner.

We are subject to risks relating to litigation and potential securities laws liability.

Many aspects of our business potentially involve substantial liability risks. While we enjoy immunity from private suits for self-regulatory organization activities, we and our broker-dealer affiliates could be exposed to liability under federal and state securities laws, other federal and state laws and court decisions, as well as rules and regulations promulgated by the SEC and other regulatory agencies. These risks include, among others, potential liability from disputes over the terms of a trade, or claims that a system failure or delay cost a customer money, that we entered into an unauthorized transaction or that we provided materially false or misleading statements in connection with a securities transaction. As we intend to defend any such litigation actively, significant legal expenses could be incurred. An adverse resolution of any future lawsuit or claim against us or our affiliates could have an adverse effect on our business, financial condition and operating results.

In addition, we are subject to oversight by the SEC. The SEC regularly examines us and our broker-dealer affiliates for compliance with our obligations under the securities laws. In the case of non-compliance with our obligations under those laws, we or our broker-dealer affiliates could be subject to investigation and judicial or administrative proceedings that may result in substantial penalties.

We are in the process of becoming a holding company that will depend on cash flow from our subsidiaries to meet our obligations.

At our 2005 annual meeting of stockholders, our voting securityholders approved our reorganization into a new holding company structure through the transfer of all or substantially all of our assets and liabilities to one or more of our subsidiaries. This restructuring facilitated SEC approval of our registration as a national securities exchange. Once we affect this restructuring, we will be a holding company with no material assets other than the equity interests of our subsidiaries. Accordingly, all our operations will be conducted by our subsidiaries. As a holding company, we will require dividends and other payments from our subsidiaries to meet cash requirements or to pay dividends. If our subsidiaries are unable to pay us dividends and make other payments to us when needed, we will be unable to pay dividends or satisfy our obligations.

NASD will continue to maintain voting control over us until we meet SEC conditions to operate as an exchange and may have interests that are different from yours and, therefore, may make decisions that are adverse to your interests.

The SEC requires that NASD retain greater than 50% of the voting control over us until we operate as an exchange and no longer rely on NASD’s SRO license to operate The Nasdaq Stock Market. NASD maintains voting control through the single outstanding share of our series D preferred stock. Therefore, NASD will continue to retain voting control over us until we meet SEC conditions to operate as an exchange. As a result, until such time, NASD will continue to have the ability, if it so elects, to dictate the outcome of matters brought to a vote of our stockholders. NASD may have interests that conflict with the interests of holders of our common stock. NASD’s voting control may delay or prevent a change in control, impede a merger, consolidation, takeover, or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us or result in actions that may be opposed by other stockholders.

The SEC’s approval of our application to operate a national securities exchange contains conditions that must be satisfied before we implement the order.

On January 13, 2006, the SEC approved our application to register a newly formed limited liability company, The NASDAQ Stock Market LLC, as an exchange. The SEC’s approval order contains several conditions that must be satisfied before we can operate as an exchange, some of which are subject to SEC approval or the actions of third parties. The primary condition imposed by the SEC requires us to become a participant in national market system plans. We will need to pay amounts, which have not yet been determined, but which may be significant, in order to join these plans. Additionally, we may need to adjust our business practices to join these plans in a manner that will impose costs on us.

Other conditions require NASD to offer a facility for disseminating over-the-counter quotations and collecting over-the-counter trade reports, for non-Nasdaq-listed securities. Satisfaction of this condition is dependent on, among other things, NASD’s ability to obtain the approval of the participants in certain of the national market system plans for this facility. We continue to rely on NASD’s SRO license to operate The Nasdaq Stock Market and all actions taken by us pursuant to authority delegated by NASD are subject to review, ratification or rejection by NASD’s Board of Governors.

Volatility in our stock price could adversely affect our stockholders.

The market price of our common stock is likely to be volatile. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuations in our stock price may include, among other things:

•	actual or anticipated variations in our quarterly operating results;

•	changes in financial estimates by us or by any securities analysts who might cover our stock;

•	conditions or trends in our industry, including trading volumes, regulatory changes or changes in the securities marketplace, including with respect to the NYSE/Archipelago merger;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;

•	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;

•	additions or departures of key personnel; and

•	sales of our common stock, including sales of our common stock by our directors and officers or our strategic investors.

The market price of our common stock could be negatively affected by sales of substantial amounts of our common stock in the public markets.

Sales by our stockholders of a substantial number of shares of our common stock in the public markets, or the perception that these sales might occur, could cause the market price of our common stock to decline or could impair our ability to raise capital through a future sale of, or pay for acquisitions using our equity securities. As of March 8, 2006, there were 92,490,271 shares of our common stock outstanding. All of our outstanding shares are freely transferable, except shares held by our “affiliates,” as defined in Rule 144 under the Securities Act of 1933, and 14,201,625 shares of common stock acquired or able to be acquired from NASD upon exercise of warrants issued by NASD, or the Warrant Shares. The Warrant Share are held by current and former NASD members. The Warrant Shares are not currently registered under the Securities Act and are transferable only to the extent permitted by securities laws, such as Rule 144. We plan to provide for the sale of the remaining Warrant Shares by filing a prospectus supplement with the SEC no later than May 2006. Upon the filing of the prospectus supplement, holders of these Warrant Shares will be able to freely transfer these shares. If any of the warrants expire without being exercised, then we expect NASD would be able to sell the underlying shares under the prospectus supplement.

The number of freely transferable shares of our common stock will increase upon any exercise of outstanding options pursuant to our stock compensation and stock award plan for our employees. There were 5,316,755 options exercisable as of December 31, 2005 at a weighted average exercise price of $10.30. The number of shares of our common stock outstanding will also increase upon any conversion of our convertible notes held by SLP and Hellman & Friedman or their respective affiliates, which are convertible at a conversion price of $14.50 per share into approximately 30.7 million shares of our common stock, or any exercise of our warrants held by SLP and Hellman & Friedman or their respective affiliates, which are exercisable at a price of $14.50 per share into approximately 5.0 million shares of our common stock. The notes and the shares underlying the notes and the warrants are not transferable without our consent until September 8, 2006. In addition, the notes and the shares underlying the notes and the warrants may only be sold pursuant to a registration statement, prospectus supplement or an exemption from registration. We have granted SLP and Hellman & Friedman and their affiliates demand and piggyback registration rights with respect to the convertible notes and the shares of our common stock underlying those notes and warrants. These shares become entitled to the benefits of such registration rights as early as September 2006. Upon the effectiveness of such a registration, all shares or notes covered by a registration statement will be freely transferable.

Provisions of our certificate of incorporation and approved exchange rules, including provisions included to address SEC concerns, and Delaware law could delay or prevent a change in control of our company and entrench current management.

Our organizational documents place restrictions on the voting rights of certain stockholders. Our certificate of incorporation limits the voting rights of persons (either alone or with related parties) owning more than 5% of the then outstanding votes entitled to be cast on any matter, other than NASD or any other person as may be approved by our board of directors prior to the time such person owns more than 5% of the then outstanding votes entitled to be cast on any matter. The SEC has proposed rules that will impose voting and ownership limitations on broker-dealers of 20%, but not require other voting or ownership limitations. We have not determined at this time if we will seek to raise our 5% voting limitation if the SEC adopts the proposed rule. Any change to the 5% voting limitation would require SEC approval.

In response to the SEC’s concern about a concentration of our ownership, our approved exchange rules include a rule prohibiting any Nasdaq member or any person associated with a Nasdaq member beneficially owning more than 20% of our outstanding voting interests. SEC consent would be required before any investor could obtain more than a 20% voting interest in us. Exchange rules will also require the SEC’s approval of any business ventures with one of our members, subject to exceptions.

In addition, our organizational documents contain provisions that may be deemed to have an anti-takeover effect and may delay, deter or prevent a change of control of us, such as a tender offer or takeover proposal that might result in a premium over the market price for our common stock. Additionally, certain of these provisions make it more difficult to bring about a change in the composition of our board of directors, which could result in entrenchment of current management.

In addition, our certificate of incorporation and by-laws:

•	require supermajority stockholder approval to remove directors;

•	do not permit stockholders to act by written consent or to call special meetings;

•	require certain advance notice for director nominations and actions to be taken at annual meetings;

•	require supermajority stockholder approval with respect to certain amendments to our certificate of incorporation and constitution (including in respect of the provisions set forth above); and

•	authorize the issuance of undesignated preferred stock, or “blank check” preferred stock, that could be issued by our board of directors without stockholder approval.

Section 203 of the Delaware General Corporation Law, or DGCL, imposes restrictions on mergers and other business combinations between us and any holder of 15% or more (or, in some cases, a holder who previously held 15% or more) of our common stock. In general, Delaware law prohibits a publicly held corporation from engaging in a “business combination” with an “interested stockholder” for three years after the stockholder becomes an interested stockholder, unless the corporation’s board of directors and stockholders approve the business combination in a prescribed manner.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

In June 2005, we completed the sale of the building we owned in Rockville, Maryland to NASD for $17.8 million. This facility was our disaster recovery site. Effective September 2005, our disaster recovery site was relocated to a third party outsource facility.

The following is a description of Nasdaq’s material properties as of December 31, 2005.

Location	Use	Size (approximate, in square feet)	Type of Possession
New York, New York	Location of MarketSite	26,000	Leased by Nasdaq
New York, New York	Nasdaq headquarters	115,000	Subleased from NASD
New York, New York	General office space	53,000	Subleased to third parties
Rockville, Maryland	General office space	78,000	Leased by Nasdaq
Trumbull, Connecticut	Location for Nasdaq’s technology services and market operations	162,000	Owned by Nasdaq
Trumbull, Connecticut	Location for Nasdaq’s systems engineering	47,000	Leased by Nasdaq

In addition to the above, we currently lease administrative, sales and disaster preparedness facilities in Chicago, Illinois; Menlo Park, California; San Francisco, California; Jersey City, New Jersey; London, England, Washington, DC and Eugene, Oregon.

We continue to explore options for decreasing our real estate commitments. As of December 31, 2005, 4,953 square feet of space was available for sublease.

Item 3. Legal Proceedings.

We are not currently a party to any litigation that we believe could have a material adverse effect on our business, financial condition, or operating results. However, from time to time, we have been threatened with, or named as a defendant in, lawsuits or involved in regulatory proceedings.

As a result of the INET acquisition, Nasdaq has become an interested party with respect to a pending NASD arbitration between Instinet and Archipelago. In response to an NASD arbitration claim by an Instinet subsidiary in 2002, Archipelago filed a counter-claim alleging (1) that Island and Instinet conspired to set fees and (2) that Island used dominant market power in an anti-competitive manner. In February 2003, Archipelago filed a separate NASD arbitration claim against Instinet seeking to recoup fees that it had paid Instinet, alleging that the fees Instinet charged were differential and violated Regulation ATS, and alleging an antitrust claim similar to that described above. The two arbitrations have been consolidated, bringing the combined claim against Instinet and one of its subsidiaries to $213.0 million. The consolidated arbitration has been set for hearing before an NASD arbitration panel. The parties have almost completed discovery and Nasdaq has proposed that the parties exchange pre-trial motions. We do not believe that the impact of this arbitration should result in a material adverse effect on our business, financial condition, or operating results.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of Nasdaq’s stockholders during the fourth quarter of 2005.

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Market Information. Our common stock has been listed on the Nasdaq National Market since February 9, 2005, under the ticker symbol “NDAQ.” From July 1, 2002 through February 8, 2005, our common stock traded on the OTC Bulletin Board under the symbol “NDAQ.”

Before February 9, 2005, there was a limited trading market for our common stock. The following chart lists the quarterly high and low bid prices for shares of our common stock for 2004 and 2005. These prices are between dealers and do not include retail markups, markdowns or other fees and commissions and may not represent actual transactions.

	High	Low
Fiscal 2005
Fourth quarter	$45.23	$25.33
Third quarter	25.75	18.80
Second quarter	20.00	9.81
First quarter	11.86	7.60
Fiscal 2004
Fourth quarter	$10.50	$6.40
Third quarter	7.00	5.53
Second quarter	8.80	6.30
First quarter	12.60	8.55

As of March 8, 2006, we had approximately 1,013 holders of record of our common stock. As of March 8, 2006, the closing price of our common stock was $38.56. We do not pay, and do not anticipate paying in the foreseeable future, any cash dividends on our equity.

Item 6. Selected Consolidated Financial Data.

The following sets forth selected consolidated financial information on a historical basis for Nasdaq. The following information should be read in conjunction with the consolidated financial statements and notes thereto of Nasdaq included elsewhere in this Form 10-K.

Selected Consolidated Financial Data

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except share amounts)
Statements of Income Data:
Total revenues	$879,919	$540,441	$589,845	$787,154	$848,070
Cost of revenues(1)	(353,908)	(55,845)	—	—	—

Gross margin	526,011	484,596	589,845	787,154	848,070
Total expenses	412,348	476,413	647,159	675,307	764,533
Net income (loss) from continuing operations	61,690	1,804	(45,112)	65,021	60,055
Net income (loss) from discontinued operations, net of tax(2)	—	9,558	(60,335)	(21,893)	(19,592)
Net income (loss)	61,690	11,362	(105,447)	43,128	40,463
Net income (loss) applicable to common stockholders	55,093	(1,826)	(113,726)	33,363	40,463
Basic and diluted earnings (loss) per share:
Basic earnings (loss) per share:
Continuing operations	$0.68	$(0.14)	$(0.68)	$0.66	$0.52
Discontinued operations	—	0.12	(0.77)	(0.26)	(0.17)

Total basic earnings (loss) per share	$0.68	$(0.02)	$(1.45)	$0.40	$0.35

Diluted earnings (loss) per share:
Continuing operations	$0.57	$(0.14)	$(0.68)	$0.66	$0.52
Discontinued operations	—	0.12	(0.77)	(0.26)	(0.17)

Total diluted earnings (loss) per share	$0.57	$(0.02)	$(1.45)	$0.40	$0.35

Weighted average common shares outstanding for earnings (loss) per share:
Basic	80,543,397	78,607,126	78,378,376	83,650,478	116,458,902
Diluted	111,913,715	78,607,126	78,378,376	84,073,381	116,739,691

	December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents and investments available-for-sale	$344,606	$233,099	$334,633	$423,588	$521,760
Total assets(3)	2,046,786	814,820	851,254	1,175,914	1,326,251
Total long-term liabilities(3)	1,467,453	449,941	452,927	636,210	529,029
Total stockholders’ equity(3)	253,007	156,563	160,696	270,872	518,388

(1)

Pursuant to the Emerging Issues Task Force, or EITF, of the Financial Accounting Standards Board Issue 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” Nasdaq records execution revenues from transactions executed through Brut and INET on a gross basis in revenues and records expenses such as liquidity rebate payments as cost of revenues as Brut and INET act as principal. Before the second quarter of 2005, Nasdaq’s other execution revenues were reported net of liquidity rebates as Nasdaq does not act as principal. However, during and since the second quarter of 2005 under Nasdaq’s new Limitation of Liability Rule, Nasdaq, subject to certain caps, provides compensation for losses due to malfunctions of the order-execution systems of The Nasdaq Market Center. Therefore, pursuant to EITF 99-19, Nasdaq has recorded all execution revenues from transactions executed through The Nasdaq Market Center on a gross basis in execution and trade reporting revenues and has recorded liquidity rebate payments as cost of revenues as Nasdaq now has certain risk associated with trade execution subject to rule limitations and caps. This rule change in fact was made on a prospective basis beginning April 1, 2005, as required under U.S. generally accepted accounting principles. This rule change did not have a material impact on the consolidated financial position or results of operations of Nasdaq in the second, third or fourth quarters of 2005.

(2)	Net of tax provision (benefit) for income taxes of $5,595, $(3,663) and $128 in 2004, 2003 and 2002, respectively, and $0 in 2001.
(3)	Includes continuing and discontinued operations for 2003, 2002 and 2001.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of the financial condition and results of operations of Nasdaq in conjunction with our consolidated financial statements and related notes included in this Form 10-K, as well as the discussion under “Item 1A. Risk Factors.” We have reclassified prior period amounts presented in the discussion and analysis to conform to the 2005 presentation.

Overview

Nasdaq had a highly successful year in 2005. Our financial performance improved substantially, going from net income of $1.8 million and a loss of $0.14 per diluted share in 2004, to net income of $61.7 million or $0.57 per diluted share in 2005. We also acquired the INET ECN, which we expect will provide us with a technologically superior trading platform, enhance our ability to compete with U.S. and international market centers, and generate cost savings through technology. We describe the INET acquisition in more detail below. We expect to begin migrating trading activity to the INET platform early in the third quarter of 2006. The migration of the customer communication networks resulting from the migration of trading activity to the INET platform is expected to continue into the fourth quarter, resulting in a full integration of INET in the fourth quarter of 2006. During 2005, we also continued with our cost reduction program, and were able to decrease expenses by $64.1 million, or 13.5%, in 2005.

We have recently completed several other acquisitions, including:

•	On September 7, 2004, we acquired Brut for total cash consideration of $190.0 million.

•	On January 1, 2005, we acquired the remaining interest in Nasdaq Insurance Agency, and on October 1, 2005, we acquired Carpenter Moore, adding independent insurance brokerage and risk management services to the range of products that we offer.

•	On February 6, 2006, we acquired Shareholder.com, which will allow us to offer a comprehensive suite of investor relations products and services.

Our 2005 results were positively impacted by increases in gross margin (revenues less cost of revenues) from our Market Services segment and revenues from our Issuer Services segment. Gross margin from Market Services increased $21.0 million, or 7.5%, to $299.7 million in 2005, compared with $278.7 million in 2004. This increase was primarily due to increases in our market share of trade executions, an increase in the percentage of share volume reported to Nasdaq’s systems, additional trading activity from the Brut and INET acquisitions, increases in market subscription users, and changes in the amount shared under Nasdaq’s General Revenue Sharing Program. These increases were partially offset by amounts that Nasdaq paid as liquidity rebates due to increases in market share and activity from Brut and INET and changes to the liquidity rebate tiers. Also, partially offsetting the increase in gross margin were fee reductions for The Nasdaq Market Center introduced in 2004 and a decline in the subscriber base for access services legacy products, which we discontinued as of December 31, 2005. Issuer Services segment revenues increased $20.3 million, or 9.9%, to $226.1 million in 2005, compared with $205.8 million in 2004, primarily due to an increase in Nasdaq’s annual listing fees implemented in 2005 and revenues from the Nasdaq Insurance Agency, including from the acquisition of Carpenter Moore. These current and prior year items are discussed in more detail below.

Our priorities in 2006 are to complete the integration of INET, continue to increase our market share of U.S equity trading and company listings, and raise the value of our proprietary market data products, while maintaining the discipline necessary to complete our cost reduction program. At the same time, we will look for additional sources of revenue through enhanced product offerings and/or potential acquisitions that complement our business. In addition, as contemplated by our acquisition strategy, we have submitted a non-binding indication of interest to acquire the LSE. See “Business—Competition—Acquisition Strategy.”

INET Acquisition

On December 8, 2005, we completed our acquisition of Instinet Group Incorporated and the immediate resale of Instinet’s Institutional Brokerage division to an affiliate of Silver Lake Partners, or SLP, a private equity firm. As a result of these transactions, Nasdaq owns INET ECN. The aggregate purchase price for all outstanding shares of Instinet was approximately $1.878 billion in cash. Nasdaq paid total cash consideration of approximately $934.5 million, subject to post-closing adjustments, and SLP paid approximately $207.5 million of the purchase price pursuant to the sale of the Institutional Brokerage division. The balance of the $1.878 billion reflects, in part, Instinet’s available cash, and, in part, a cash dividend of approximately $109.0 million, which Instinet previously paid to its stockholders from the net after-tax proceeds of the sale of Instinet’s Lynch, Jones & Ryan, Inc., or LJR, brokerage subsidiary. As of December 31, 2005, Nasdaq incurred direct acquisition costs of $34.3 million in connection with the acquisition of Instinet.

Nasdaq funded the Instinet acquisition through the sale of Instinet’s Institutional Brokerage division, a credit facility, and the previous issuance of convertible notes and warrants to SLP and Hellman & Friedman, or H&F (another private equity firm, which has been an investor in Nasdaq since 2001), and with cash on hand from Nasdaq and Instinet. See Note 3, “Business Combinations,” and Note 7, “Debt Obligations,” to the consolidated financial statements for further discussion.

We believe that INET’s technologically superior and low cost trading platform will enable us to compete more effectively for trade executions in NYSE—and Amex-listed securities and to deliver the increased capabilities demanded by our customers. By the end of 2006, we expect the INET acquisition to begin to accrete to stockholders, primarily as a result of technology cost savings and other synergies, including cost savings from operating a combined trading platform, reduced clearing and settlement expenses, reduced occupancy, compensation and benefits costs, and increased market data revenues. Our 2005 results include activity related to INET from December 8, 2005 through December 31, 2005.

Business Segments

We manage, operate and provide products and services in two business segments, our Market Services segment and our Issuer Services segment. The Market Services segment includes our transaction-based business (Nasdaq Market Center) and our market information services business (Nasdaq Market Services Subscriptions), which are interrelated because the transaction-based business generates the quote and trade information that we sell to market participants and data vendors. The Issuer Services segment includes our securities listings business and our insurance business (Corporate Client Group) and our financial products business (Nasdaq Financial Products). The companies listed on The Nasdaq Stock Market represent a diverse array of industries. This diversity of Nasdaq-listed companies allows us to develop industry-specific and other Nasdaq indexes that we use to develop and license financial products and associated derivatives. Because of these interrelationships, our management allocates resources, assesses performance and manages these businesses as two separate segments. See Note 18, “Segments,” to the consolidated financial statements for further discussion.

Discontinued Operations

Included in our 2004 results is a net gain of $9.6 million from discontinued operations related to the release of a reserve for potential claims established in December 2003 in conjunction with the transfer of Nasdaq’s ownership of Nasdaq Europe S.A./N.V. Following the transfer of Nasdaq’s interest in Nasdaq Europe, results from this subsidiary were reclassified as discontinued operations in Nasdaq’s Consolidated Statements of Income. All prior period information has been presented on the same basis. See Note 19, “Discontinued Operations,” to the consolidated financial statements for further discussion. The disclosures in this Management’s Discussion and Analysis reflect results from continuing operations, unless otherwise noted.

Cost Reductions and Operating Efficiencies

During the past several years, we have taken significant steps to grow our business and enhance our competitive position. We have successfully reduced our technology costs, eliminated non-core products, scaled back our workforce and consolidated our real estate facilities and operations. We expect to realize additional savings from the outsourcing of our disaster recovery systems, which began in September 2005. As a result of outsourced disaster recovery systems, we sold real estate that was no longer needed to house our disaster recovery data center. We are in the process of migrating our technology to INET’s technologically advanced, low cost platform. We also continued to take steps to exit low-margin products, primarily relating to providing proprietary network connectivity to The Nasdaq Market Center. As of December 31, 2005, we completed the phase out of these low margin access services and expect our revenues and the corresponding expenses to decrease as Nasdaq migrates to industry standards and third party products. The net impact of migrating to these industry standards and third party products will be an increase to Nasdaq’s operating results.

As a result of our cost reduction steps, in 2005 we reduced total direct expenses by $60.3 million, or 14.0%, from $430.8 million to $370.5 million as compared with the same period of 2004. During 2005, we incurred incremental net pre-tax expenses of approximately $20.0 million in connection with taking actions to improve our operational efficiency. Excluding the release of a sublease loss reserve described in Note 4, “2005 and 2004 Cost Reductions and Strategic Review,” total pre-tax charges taken during 2005 were $32.1 million. During 2004, we incurred similar charges of approximately $62.6 million. See Note 4, “2005 and 2004 Cost Reductions and Strategic Review,” to the consolidated financial statements for further discussion.

Some of the key steps we have taken to reduce our costs and expenses include:

•	Reducing our computer operations and data communications expense primarily through the renegotiation of contracts with major suppliers and a reduction in the number of technology operating platforms that we support. In 2005, our computer operations and data communications expense was $62.4 million compared with $98.9 million for 2004, a decrease of $36.5 million, or 36.9%.

•	Reducing our headcount by eliminating 69 positions during 2005. However, headcount increased from 786 at December 31, 2004 to 865 at December 31, 2005, as a result of 147 employees acquired in the INET, Carpenter Moore and Nasdaq Insurance Agency transactions.

•	Consolidating our real estate facilities from occupying approximately 528,800 square feet as of December 31, 2004 to occupying approximately 442,800 square feet as of December 31, 2005. As of December 31, 2005, Nasdaq is committed to approximately 512,400 square feet; of these amounts, we have sublet approximately 69,600 square feet.

Sources of Revenues

Market Services

Nasdaq Market Center

The Nasdaq Market Center is our transaction-based platform that provides our market participants with access to The Nasdaq Stock Market execution services, such as quoting and trading capabilities, and reporting services such as trade reporting and risk management. We provide these quoting, trading, and trade reporting services for securities listed on The Nasdaq National Market and The Nasdaq Capital Market, formerly known as The Nasdaq SmallCap Market, and up until September 30, 2005, for securities authorized for trading on the OTCBB and for securities that are traded in the Over-the-Counter, or OTC, market by NASD members. Effective October 1, 2005, we transferred responsibility for the OTCBB and OTC to NASD. See Note 11, “Related Party Transactions,” to the consolidated financial statements for further discussion.

We provide our customers with the ability to execute trades electronically in equity securities. The primary fee for these execution services is a transaction execution charge, assessed on a per share basis to the party that accesses the liquidity provided by another market participant. In most circumstances, we credit a portion of the per share execution charge as a rebate to the market participant that provides the liquidity. We also earn revenues based on our share of trading securities listed on the NYSE and Amex. Many of our competitors engage in aggressive price competition by reducing the transaction fees they charge customers for trade execution. As a result of this competition, during 2005, we significantly reduced the transaction fees we charge our customers for trade execution, particularly for large-volume customers. In early 2006, in connection with our acquisition of INET, we adjusted our transaction fees to harmonize our pricing structure with INET, whose fees had been higher than ours. We plan to periodically re-examine our pricing structure to ensure that our fees remain competitive.

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

Finally, The Nasdaq Market Center provides market participants with the ability to access, process, display and integrate orders and quotes. We provide our market participants with several alternatives for accessing The Nasdaq Market Center for a fee. During 2005 we completed the necessary steps to exit low-margin businesses such as access services legacy products. See “—Operating Results-Nasdaq Market Center .”

Nasdaq Market Services Subscriptions

The primary source of revenues for Nasdaq Market Services Subscriptions is the collection and dissemination of price quotations and information regarding price and volume of executed trades. We collect information, distribute it and earn revenues in two capacities: as a member of the UTP Plan and as a distributor of our proprietary market data. We also operate as the exclusive Securities Information Processor as part of the UTP Plan for the collection and dissemination of the best bid and offer information and last transaction information from the exchanges and markets that quote and trade in Nasdaq-listed securities. We do not generate any profits from our role as the Securities Information Processor.

In our role as the Securities Information Processor, we disseminate information to data vendors, which the data vendors then sell to the public. After deducting our expenses incurred as the Securities Information Processor, we distribute the tape fees to the respective UTP Plan participants, including ourselves, based on a combination of the participants’ respective annual trade volume and share volume. Since our sharing in the UTP Plan is based on our market share, our revenues from the sale of market information products and services are under competitive pressure from other securities exchanges that trade Nasdaq-listed securities. As a result, we have implemented the General Revenue Sharing Program, which provides an incentive for quoting market participants to send orders and report trades to The Nasdaq Market Center to stabilize Nasdaq’s share of UTP Plan revenues. Once we become operational as an exchange, we will no longer have to share our revenues under the UTP Plan related to information about our individual market participants’ quotations. We will still be required to share UTP Plan revenues related to trade reports and the best priced quotations in our market.

We also sell proprietary data products to market participants that choose to display trading interest on The Nasdaq Market Center. We offer a range of proprietary data products including TotalView, our flagship market depth quote product. We operate several other proprietary services and data feed products, including the Mutual Fund Quotation Service; the Mutual Fund Dissemination Service; our financial websites, Nasdaq.com and NasdaqTrader.com; and Nasdaq Index Dissemination Service. In January 2005, we launched Nasdaq OpenView, which is similar to TotalView, but displays market depth for NYSE-listed and Amex-listed stocks. In addition, we also introduced OrderView and ModelView in 2005. See Item 1. “Business—Products and Services” for a discussion of our proprietary data products.

Issuer Services

Corporate Client Group

The Corporate Client Group provides customer support services and products to Nasdaq-listed companies and is responsible for obtaining new listings on The Nasdaq Stock Market. We charge issuers an initial listing fee, a fee for listing of additional shares and an annual fee. The initial listing fee for securities listed on The Nasdaq Stock Market includes a listing application fee and a total shares outstanding fee. The fee for listing of additional shares is based on the total shares outstanding, which we review quarterly. Annual fees for securities listed on The Nasdaq Stock Market are based on total shares outstanding. In the beginning of 2005, Nasdaq increased the amount of its annual fees for both The Nasdaq National Market and The Nasdaq Capital Market in a range of approximately 14.0% to 31.0%. Initial listing and listing of additional shares fees are recognized on a straight-line basis over estimated service periods, which are six and four years, respectively, based on our historical listing experience, pursuant to the requirements of SEC Staff Accounting Bulletin Topic 13: Revenue Recognition (“SAB Topic 13”).

On January 1, 2005, we purchased the remaining 50.0% interest in the Nasdaq Insurance Agency from AIG for nominal consideration. The agency provides insurance brokerage services and specializes in the director and officer liability insurance market. On October 1, 2005, we completed the acquisition of Carpenter Moore, a San Francisco-based insurance brokerage firm specializing in management liability. The purchases of the Nasdaq Insurance Agency and Carpenter Moore provide current and future Nasdaq-listed companies and other customers with a full service corporate insurance broker offering customized risk management advice and insurance placement services. Carpenter Moore also added depth of brokerage expertise in directors and officers, errors and omissions and other management liability insurance products, and has significantly expanded regional coverage. Our 2005 results include the full year results of the Nasdaq Insurance Agency and activity related to Carpenter Moore from October 1, 2005 through December 31, 2005. See Note 3, “Business Combinations,” to the consolidated financial statements for further discussion.

Nasdaq Financial Products

Nasdaq Financial Products is responsible for introducing products that leverage, extend and enhance the Nasdaq brand. Nasdaq Financial Products oversees the licensing of third party Nasdaq-branded financial products based on Nasdaq indexes. In addition to licensing revenues, these products, particularly ETFs, can lead to increased investments in companies listed on The Nasdaq Stock Market, which, in turn, could benefit our Market Services revenues. The Nasdaq-listed QQQ is one of the most actively traded ETFs in the world and the most actively traded listed equity security in the United States.

On December 1, 2004, the QQQ transferred its listing to Nasdaq from Amex. Nasdaq and Amex reached a mutual decision to transfer the QQQ earlier than the contractual date of June 2005. It trades under the symbol “QQQQ.” We have also introduced financial products based on other Nasdaq indexes, including the Nasdaq Composite Index and the Nasdaq Biotechnology Index. We believe that these products leverage, extend and enhance the Nasdaq brand.

We license the right to use our trademarks in connection with trading QQQ under the UTP Plan to major stock markets in the United States. Every major options market in the United States also licenses the right to use our trademarks to trade the equity options on QQQ from us. In addition, QQQ has a national advertising campaign, which is separate from ours and paid for by QQQ, which demonstrates the success of the companies included in the Nasdaq-100 Index.

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

Both plaintiffs have appealed the dismissals and Nasdaq, while not a party to these actions, has filed an amicus brief in both cases supporting plaintiffs’ positions. Nasdaq intends to protect its right to require licenses with options markets that trade options on ETFs that track its indexes. Should the plaintiffs not be successful in this litigation, it could impact our ability to collect licensing revenues.

Nasdaq’s Operating Results

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

	Year Ended December 31,
	2005	2004	2003
Average daily share volume in Nasdaq-listed securities (in billions)	1.80	1.81	1.69
Percentage of share volume of Nasdaq-listed securities reported to The Nasdaq Market Center(1)	57.0%	51.3%	67.0%
Initial public offerings	126	148	54
Secondary offerings	222	233	190
New listings(2)	269	260	134
Number of listed companies(3)	3,208	3,271	3,333

(1)	For 2005, consists of all trades in Nasdaq-listed securities reported to The Nasdaq Market Center as well as INET activity since December 8, 2005.
(2)	Includes initial public offerings, including those completed on a best efforts basis, and listings that switched from other listing venues.
(3)	Number of listed companies as of period end.

The following table shows our total revenues by segment, cost of revenues and gross margin:

	Year Ended December 31,
	2005	2004	2003
	(in millions)
Market Services	$653.6	$334.5	$383.7
Issuer Services	226.1	205.8	204.2
Other	0.2	0.1	1.9

Total revenues	$879.9	$540.4	$589.8
Liquidity rebates	(255.5)	(38.1)	—
Brokerage, clearance and exchange fees	(98.4)	(17.7)	—

Total cost of revenues	(353.9)	(55.8)	—

Gross margin	$526.0	$484.6	$589.8

MARKET SERVICES

The following table shows total revenues, cost of revenues and gross margin from our Market Services segment:

	Year Ended December 31,
	2005	2004	2003
	(in millions)
Nasdaq Market Center:
Execution and trade reporting revenues	$496.1	$289.1	$285.4
Access services revenues	80.4	89.6	103.1
Liquidity rebates(1)	(35.5)	(130.1)	(127.4)
Tape fee revenue sharing	(11.5)	(8.1)	(13.8)
Nasdaq General Revenue Sharing Program	(0.4)	(2.3)	—

Total Nasdaq Market Center revenues	529.1	238.2	247.3
Cost of revenues
Liquidity rebates(1)	(255.5)	(38.1)	—
Brokerage, clearance and exchange fees	(98.4)	(17.7)	—

Total cost of revenues	(353.9)	(55.8)	—

Gross margin from Nasdaq Market Center	175.2	182.4	247.3

Nasdaq Market Services Subscriptions:
Revenues(2)	187.6	183.0	179.0
Nasdaq General Revenue Sharing Program	(5.5)	(17.8)	—
UTP Plan revenue sharing	(77.9)	(79.4)	(50.8)

Total Nasdaq Market Services Subscriptions revenues	104.2	85.8	128.2
Other Market Services revenues	20.3	10.5	8.2

Gross margin from Market Services	$299.7	$278.7	$383.7

(1)	As noted in Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements, Nasdaq began reporting all execution revenues from transactions executed through The Nasdaq Market Center on a gross basis in execution and trade reporting revenues and has recorded liquidity rebate payments as cost of revenues as Nasdaq now has certain risk associated with trade execution subject to rule limitations and caps. This change in fact was made on a prospective basis beginning April 1, 2005 as required under United States GAAP. The Nasdaq Market Center liquidity rebates were $35.5 million for the period January 1, 2005 through March 31, 2005 and was $94.0 for the period of April 1, 2005 through December 31, 2005. The remainder of the liquidity rebates shown in cost of revenues relates to Brut and INET.
(2)	Includes eligible and non-eligible UTP Plan revenues. Eligible UTP Plan revenues are associated with the calculation and dissemination of the consolidated national best bid and best offer (“inside quote”) and last sale information. These revenues are shared among UTP Plan participants. Non-eligible UTP Plan revenues are associated with the calculation and dissemination of proprietary Nasdaq information and are not shared among UTP Plan participants.

Nasdaq Market Center

Execution and trade reporting revenues increased $207.0 million, or 71.6%, in 2005 compared with 2004 and increased $3.7 million, or 1.3%, in 2004 compared with 2003. The increase in 2005 was primarily due to increases in Nasdaq’s execution market share for both Nasdaq-listed securities and securities listed on other exchanges, an increase in the percentage of share volume reported to Nasdaq’s systems, despite a decrease in average daily share volume and additional trading activity due to the acquisitions of Brut and INET. In 2004, Brut results were included beginning September 7, 2004, compared with a full year of operations in 2005.

Partially offsetting these increases were decreases in trade reporting and fee reductions for The Nasdaq Market Center introduced in 2004. The increase in execution and trade reporting revenues in 2004 compared with 2003 was primarily due to additional activity from the acquisition of Brut and an increase in average daily share volume. Partially offsetting these increases was a decline in the percentage of share volume reported to Nasdaq’s systems and the effect of price reductions. In January 2004, we implemented a new tiered pricing structure geared toward drawing increased liquidity to Nasdaq’s trading platform. The new tiered pricing structure lowers execution charges to market participants based on the amount of liquidity a participant provides. Despite increases in execution and trade reporting revenues, gross margin from Nasdaq Market Center decreased $7.2 million, or 3.9%, in 2005 compared with 2004, and decreased $64.9 million, or 26.2%, in 2004 compared with 2003. The decreases in gross margin were due to increases in the amount that Nasdaq rebated as a result of the increases from Brut activity and changes to the liquidity rebate tiers. Additionally, the decrease in gross margin in 2005 was due to increases in the amount Nasdaq rebated as a result of additional INET activity and an increase in market share.

Access services revenues decreased $9.2 million, or 10.3%, in 2005 compared with 2004 and decreased $13.5 million, or 13.1%, in 2004 compared with 2003, primarily due to a decline in the subscriber base for access services legacy products, which we discontinued as of December 31, 2005. The revenues for these discontinued products totaled $58.3 million in 2005 compared with $74.1 million and $89.0 million for the same periods of 2004 and 2003, respectively. In 2005, we migrated users away from Nasdaq’s proprietary network connectivity towards industry standards and third-party networks. By doing so, we have been able to and will continue to reduce our technology and network costs and increase our systems’ scalability without affecting performance or reliability. Expenses related to the discontinued products were $46.5 million, $94.3 million and $115.6 million for the year ended December 31, 2005, 2004 and 2003, respectively. The industry standards and third-party products are more efficient and cost effective but produce lower revenues. However, these products will contribute more to Nasdaq’s operating results than Nasdaq’s access services legacy products. Also contributing to the decreases in 2005 and 2004 were continued market participant consolidations.

Nasdaq Market Center liquidity rebates, in which we credit a portion of the per share execution charge to the market participant that provides the liquidity, were $255.5 million and $38.1 million for the year ended December 31, 2005 and 2004, respectively, of which $94.0 million relates to liquidity rebate payments for the non-Brut and non-INET portion of The Nasdaq Market Center in 2005. The remaining rebate amounts of $161.5 million and $38.1 million in 2005 and 2004, respectively, are Brut liquidity rebates and beginning December 8, 2005, INET liquidity rebates. Brokerage, clearance and exchange fees were $98.4 million and $17.7 million in 2005 and 2004, respectively, and are additional cost of revenues for Brut and INET. The increase in both liquidity rebates and brokerage, clearance and exchange fees in 2005 were primarily due to a full year of Brut’s operations compared with four months in 2004, additional activity from INET’s operations and increases in market share.

Pursuant to EITF 99-19, Nasdaq records execution revenues from transactions executed through Brut on a gross basis in revenues and records expenses such as liquidity rebate payments as cost of revenues as both Brut and INET act as principal. Before the second quarter of 2005, Nasdaq reported other execution revenues net of liquidity rebates, which totaled $35.5 million, $130.1 million and $127.4 million for the year ended December 31, 2005, 2004 and 2003, respectively, as Nasdaq does not act as principal. However, during and since the second quarter of 2005 under Nasdaq’s new Limitation of Liability Rule, Nasdaq, subject to certain caps, provides compensation for losses due to malfunctions of the order-execution systems of The Nasdaq Market Center. Therefore, under EITF 99-19, Nasdaq has recorded all execution revenues from transactions executed through The Nasdaq Market Center on a gross basis in execution and trade reporting revenues and has recorded liquidity rebate payments as cost of revenues as Nasdaq now has certain risk associated with trade execution subject to rule limitations and caps. This rule change in fact was made on a prospective basis beginning April 1, 2005 as required under United States GAAP. This rule change did not have a material impact on the consolidated financial position or results of operations of Nasdaq in the second, third or fourth quarters of 2005. The increase in liquidity rebates in 2004 compared with 2003 was due to an increase in the per share liquidity rebate in April and November 2004 for Nasdaq-listed securities and higher overall average daily share volume of market participants on The Nasdaq Stock Market. Partially offsetting the increase in 2004, was the elimination of the liquidity rebate for all NYSE-listed securities in December 2003 and certain Amex-listed securities in May 2004.

Nasdaq Market Center tape fee revenue sharing increased $3.4 million, or 42.0%, in 2005 compared with 2004 and decreased $5.7 million, or 41.3%, in 2004 compared with 2003. We share tape fee revenues from NYSE-listed and Amex-listed securities through The Nasdaq Market Center tape fee revenue sharing. We earn tape fee revenues from NYSE-listed and Amex-listed securities based upon both the percentage of trades reported to The Nasdaq Market Center for securities listed on these exchanges and the size of NYSE and Amex revenue sharing pools. The increase in 2005 was primarily due to an increase in Nasdaq’s market share in both NYSE-listed and Amex-listed securities. The decrease in 2004 was primarily due to INET reporting additional trading activity to The National Stock Exchange in the first quarter of 2004 as opposed to us as it had previously done. Also throughout 2004, Archipelago significantly increased the number of trades it printed, which resulted in lower market share for Nasdaq along with a decrease in the amount of tape fee revenue sharing.

In January 2004, The Nasdaq Market Center began sharing revenues under the Nasdaq General Revenue Sharing Program. This discretionary program requires us to share operating revenue, which is interpreted to mean net revenue after expenses from all services that derive revenue from member trading and trade-reporting activity in Nasdaq-listed securities. As such, the program is designed to provide an incentive for quoting market participants to send orders and report trades to The Nasdaq Market Center. The amount of Nasdaq Market Center revenues shared under the Nasdaq General Revenue Sharing Program decreased $1.9 million, or 82.6%, in 2005 compared with 2004. This decrease was primarily due to changes in the amount shared under the program.

Nasdaq Market Services Subscriptions

We provide subscribers with inside quote and last trade information through Level 1, the best quote information for each market participant through Nasdaq Quotation Dissemination Services, or NQDS, and all price levels for each market participant through TotalView. These services are provided for securities listed on The Nasdaq Stock Market to both professional and non-professional users. We also provide subscribers with quote information at all price levels for each market participant’s trading of NYSE-listed and Amex-listed stocks through OpenView. In addition, we provide Mutual Fund Quotation Service, or MFQS, a service that collects and disseminates daily price and related data for unit investment trusts, mutual funds and money market funds that are subscribers to this service. These subscription revenues, which include eligible and non-eligible UTP Plan revenues, increased $4.6 million, or 2.5%, in 2005 compared with 2004 and increased $4.0 million, or 2.2%, in 2004 compared with 2003. The increase in 2005 was primarily due to an increase in TotalView subscribers and the launch of OpenView in January 2005. Level 1 and NQDS professional and nonprofessional subscriptions remained relatively flat year over year. However, non-professional Level 1 and NQDS subscriptions and professional NQDS subscriptions increased in 2004 resulting in an increase in revenues compared with 2003. In addition, we introduced a distribution fee for MFQS beginning in the fourth quarter of 2003, which resulted in additional revenues in 2004.

In January 2004, we began sharing Market Services Subscriptions revenues under the Nasdaq General Revenue Sharing Program, as discussed above. The amount of Nasdaq Market Services Subscriptions revenues shared under the Nasdaq General Revenue Sharing Program decreased $12.3 million, or 69.1%, in 2005 compared with 2004. This decrease was primarily due to changes in the amount shared under the program.

Nasdaq also shares tape fee revenues (i.e., revenues from the sale of tape data) for Nasdaq-listed securities through the UTP Plan. Under the revenue sharing provision of the UTP Plan, Nasdaq is permitted to deduct costs associated with acting as the exclusive Securities Information Processor from the total amount of tape fees collected. After these costs are deducted from the tape fees, we distribute to the respective UTP Plan participants, including Nasdaq, their share of tape fees based on a combination of their respective trade volume and share volume. Nasdaq tape fee revenue sharing allocated to UTP Plan participants decreased $1.5 million, or 1.9%, in

2005 compared with 2004 and increased $28.6 million, or 56.3%, in 2004 compared with 2003. The decrease in UTP Plan revenue sharing in 2005 was primarily due to a stronger market share, which includes Brut trade reporting activity for a full year, decreasing the amount Nasdaq shared with UTP participants. Brut began to report its trades to The Nasdaq Market Center on September 1, 2004. Partially offsetting the stronger market share, was a reduction in the costs of operating the Securities Information Processor and administering the UTP Plan. Nasdaq operates the Securities Information Processor and administers the UTP Plan, and due to significant cost reduction efforts within Nasdaq, Nasdaq has been able to reduce the costs of those activities, to the benefit of all UTP Plan exchanges that trade Nasdaq-listed securities. The cost reductions resulted in an increase in net shareable income. The increase in UTP Plan revenue sharing in 2004 compared with 2003 was primarily due to a decline in the percentage of share volume reported to Nasdaq’s systems as continued competitive pressures from ECNs continued to draw activity away from Nasdaq’s systems to regional exchanges that are members of the UTP Plan and that trade Nasdaq-listed securities. In 2004, the increase was partially offset by a decline in trade reporting activity from The Boston Stock Exchange after Brut began to report its trades to The Nasdaq Market Center on September 1, 2004. This change resulted in a decrease to UTP Plan revenue sharing of approximately $6.0 million for the year ended December 31, 2004.

Other Market Services

Other Market Services revenues increased $9.8 million, or 93.3%, in 2005 compared with 2004 and increased $2.3 million, or 28.0%, in 2004 compared with 2003. The increase in 2005 was primarily due to a new contract between NASD and Nasdaq for the operations of the OTCBB, which took effect on October 1, 2005. Nasdaq transferred responsibility for the OTCBB back to NASD, but agreed to continue to operate the OTCBB on a contract basis for two years, subject to renewals. See Note 11, “Related Party Transactions,” to the consolidated financial statements for further discussion. Also contributing to the increase in 2005 and the increase in 2004 was the receipt of revenues from NASD for technology and development support services that we provided to NASD for a fixed income trade reporting platform beginning November 1, 2004. As discussed in Note 11, “Related Party Transactions,” to the consolidated financial statements, Nasdaq entered into a new contract with NASD in November 2004 for the technology and development support services.

ISSUER SERVICES

The following table shows the revenues from our Issuer Services segment:

	Year Ended December 31,
	2005	2004	2003
	(in millions)
Issuer Services:
Corporate Client Group	$187.6	$165.3	$168.3
Nasdaq Financial Products	38.5	40.5	35.9

Total Issuer Services revenues	$226.1	$205.8	$204.2

Corporate Client Group

The following table shows the revenues from the Corporate Client Group as reported in accordance with United States GAAP (“as reported”) and as would be reported on a non-GAAP basis (“billed basis”). We believe that the presentation of billed basis revenues, as they relate to listing of additional shares and initial listing fees, is a good indicator of current Corporate Client Group activity since the billed basis information excludes the effects of recognizing revenues related to initial listing fees and listing of additional shares fees over the six and four year periods, respectively.

	Year Ended December 31,
	2005		2004		2003
	As Reported	Billed Basis	As Reported	Billed Basis	As Reported	Billed Basis
	(in millions)
Annual renewal fees	$107.8	$107.8	$91.4	$91.4	$93.9	$93.9
Listing of additional shares fees	37.6	37.4	36.8	45.9	37.1	30.2
Initial listing fees	29.2	24.5	31.1	27.1	32.3	16.9
Nasdaq Insurance Agency	8.1	8.1	—	—	—	—
Other Corporate Client Group revenues	4.9	4.9	6.0	6.0	5.0	5.0

Total Corporate Client Group revenues	$187.6	$182.7	$165.3	$170.4	$168.3	$146.0

Corporate Client Group revenues, on an as reported basis, increased $22.3 million, or 13.5%, in 2005 compared with 2004 and decreased $3.0 million, or 1.8%, in 2004 compared with 2003.

Corporate Client Group revenues are primarily derived from fees for annual renewals, listing of additional shares and initial listings for companies listed on The Nasdaq Stock Market. Fees are generally calculated based upon total shares outstanding for the issuing company. These fees are initially deferred and amortized over the estimated periods for which the services are provided. Revenues from annual renewal fees are amortized on a pro-rata basis over the calendar year and initial listing fees and listing of additional shares fees are amortized over six and four years, respectively. The difference between the as reported revenues and the billed basis revenues is due to the amortization of fees in accordance with United States GAAP. See Note 6, “Deferred Revenue,” to the consolidated financial statements for further discussion.

Annual renewal fees on both an as reported and billed basis increased $16.4 million, or 17.9% in 2005 compared with 2004 and decreased $2.5 million, or 2.7%, in 2004 compared with 2003. The increase in 2005 was primarily due to an increase in the annual renewal fees in 2005 for both The Nasdaq National Market and The Nasdaq Capital Market in a range of approximately 14.0% to 31.0%. A decrease in the number of companies listed on The Nasdaq Stock Market partially offset the increase in fees in 2005 and was the primary cause for the decrease in 2004. The number of companies listed on The Nasdaq Stock Market on January 1, 2005, 2004 and 2003 was 3,271, 3,333 and 3,659 respectively, the date on which listed companies are billed their annual fees. The decrease in the number of listed companies in 2004 was due to 322 issuers delisted by Nasdaq during 2004, partially offset by 260 new listings in 2004. The decrease in the number of listed companies in 2003 was due to 460 issuers delisted by Nasdaq during 2003, partially offset by 134 new listings in 2003. The delistings in both 2004 and 2003 were primarily for failure to meet The Nasdaq Stock Market’s listing standards and other reasons, including mergers and acquisitions.

Listing of additional shares fees, on an as reported basis, increased $0.8 million, or 2.2%, in 2005 compared with 2004 and decreased $0.3 million, or 0.8% in 2004 compared with 2003. On a billed basis, listing of additional shares fees decreased $8.5 million, or 18.5%, in 2005 compared with 2004 and increased $15.7 million, or 52.0%, in 2004 compared with 2003. The decrease in listing of additional share fees on a billed basis in 2005 was primarily due to a decline in secondary offerings as well as the size of the respective offerings. The increase in listing of additional shares fees on a billed basis in 2004 was primarily due to an improved economic environment in 2004, which resulted in higher activity for secondary offerings as well as other additional share activity. There were 222, 233 and 190 secondary offerings during 2005, 2004, and 2003, respectively. In 2004, the increase in listing of additional share fees on a billed basis was also due to the adoption of a new fee structure. This fee structure increased the minimum fee and eliminated a quarterly cap. The annual cap was not impacted.

Initial listing fees, on an as reported basis, decreased $1.9 million, or 6.1%, in 2005 compared with 2004 and decreased $1.2 million, or 3.7%, in 2004 compared with 2003. On a billed basis, initial listing fees decreased $2.6 million, or 9.6%, in 2005 compared with 2004 and increased $10.2 million, or 60.4%, in 2004 compared with 2003. The decrease in initial listing fees on a billed basis in 2005 was primarily due to a decline in the number of initial public offerings. Also, contributing to the decrease in 2005 was the elimination of entry fees in 2005 for companies that switched to The Nasdaq National Market or The Nasdaq Capital Market from other exchanges and a decline in the number of companies that switched between The Nasdaq National Market and The Nasdaq Capital Market. Listed-companies are charged an entry fee for switching between the two Nasdaq markets. There were 269 new listings, including 126 new initial public offerings, during 2005 compared with 260 new listings, including 148 new initial public offerings, during 2004. The increase in initial listing fees on a billed basis in 2004 was primarily due to an increase in the number of new listings and initial public offerings. In 2003, there were 134 new listings, including 54 new initial public offerings.

Nasdaq Insurance Agency revenues on both an as reported and billed basis were $8.1 million for the year ended December 31, 2005. Beginning January 1, 2005, as a result of acquiring the remaining 50.0% interest in the Nasdaq Insurance Agency, the accounts of the Nasdaq Insurance Agency are now consolidated with Nasdaq results. Also included in Nasdaq Insurance Agency revenues are revenues from Carpenter Moore beginning October 1, 2005.

Other Corporate Client Group revenues on both an as reported and billed basis decreased $1.1 million, or 18.3%, in 2005 compared with 2004 and decreased $1.0 million, or 20.0%, in 2004 compared with 2003.

Nasdaq Financial Products

The following table shows revenues from Nasdaq Financial Products:

	Year Ended December 31,
	2005	2004	2003
	(in millions)
Licensing revenues	$34.5	$36.7	$32.9
Other Nasdaq Financial Products revenues	4.0	3.8	3.0

Total Nasdaq Financial Products revenues	$38.5	$40.5	$35.9

Nasdaq Financial Products revenues decreased $2.0 million, or 4.9%, in 2005 compared with 2004 and increased $4.6 million, or 12.8%, in 2004 compared with 2003.

Licensing revenues decreased $2.2 million, or 6.0%, in 2005 compared with 2004 and increased $3.8 million, or 11.6% in 2004 compared with 2003. The decrease in 2005 was primarily due to reduced licensing revenues related to the QQQ as a result of its listing moving from Amex to The Nasdaq Stock Market in the fourth quarter of 2004. The increase in 2004 was primarily due to an increase in options trading volume on QQQ and an increase in options and futures trading volume on Nasdaq indexes. Also contributing to the increase in 2004 was a fee increase implemented during the year. Licensing revenues primarily include trademark and licensing revenues related to the QQQ and other financial products linked to Nasdaq indexes issued in the United States and abroad.

Other Revenues

Other revenues increased $0.1 million, or 100.0%, in 2005 compared with 2004 and decreased $1.8 million, or 94.7%, in 2004 compared with 2003. In September 2003, Nasdaq recorded the receipt of a business interruption insurance claim related to the events of September 11, 2001 of $1.9 million.

Direct Expenses

The following table shows our direct expenses:

	Year Ended December 31,
	2005	2004	2003
	(in millions)
Compensation and benefits	$152.1	$148.2	$159.1
Marketing and advertising	9.0	12.8	19.5
Depreciation and amortization	67.0	76.3	90.0
Professional and contract services	29.1	23.7	37.5
Computer operations and data communications	62.4	98.9	125.6
Provision for bad debts	3.0	1.1	1.4
Occupancy	28.4	28.7	31.2
General and administrative	19.5	41.1	28.4

Total direct expenses	$370.5	$430.8	$492.7

Direct expenses decreased $60.3 million, or 14.0%, in 2005 compared with 2004 and decreased $61.9 million, or 12.6%, in 2004 compared with 2003. These decreases were primarily due to a reduction in general and administrative expense in 2005 and reductions in computer operations and data communications expense and depreciation and amortization expense in both 2005 and 2004.

Compensation and benefits expense increased $3.9 million, or 2.6%, in 2005 compared with 2004, and decreased $10.9 million, or 6.9%, in 2004 compared with 2003. The increase in 2005 was primarily due to higher salary expense as a result of an increase in headcount in 2005 and increased incentive compensation reflecting stronger financial performance. Total headcount was 865 on December 31, 2005 compared with 786 on December 31, 2004. The increase in headcount was due to the acquisitions of INET, Carpenter Moore and Nasdaq Insurance Agency, partially offset by reductions in force in 2005. Partially offsetting the increase in 2005 was lower severance and outplacement charges compared with 2004. In 2004, 146 positions were eliminated and in 2005, there were workforce reductions eliminating 69 positions. The decrease in compensation and benefits in 2004 was primarily due to lower costs associated with decreased headcount due to workforce reductions as a result of our 2003 strategic review, which eliminated a total of 329 positions, and additional headcount reductions in 2004. Total headcount was 956 on December 31, 2003. Partially offsetting the decrease in 2004 were charges recorded in 2004 for severance and outplacement costs related to workforce reductions and additional costs for a sales commission program introduced in the fourth quarter of 2003. In 2003, severance charges were recorded in the elimination of non-core product lines, initiatives and severance line item in the Consolidated Statements of Income. See Note 4, “2005 and 2004 Cost Reductions and Strategic Review,” to the consolidated financial statements for further discussion.

Marketing and advertising expense decreased $3.8 million, or 29.7%, in 2005 compared with 2004 and decreased $6.7 million, or 34.4%, in 2004 compared with 2003. These decreases were primarily due to a decline in overall marketing and advertising expenditures, as part of Nasdaq’s cost reduction plan.

Depreciation and amortization expense decreased $9.3 million, or 12.2%, in 2005 compared with 2004 and decreased $13.7 million, or 15.2%, in 2004 compared with 2003. These decreases in depreciation and amortization expense were primarily due to declines in incremental depreciation and amortization expense on equipment associated with Nasdaq’s quoting platform and its trading and quoting network as Nasdaq migrates to lower cost operating environments as part of our cost reduction plan. However, as a result of the acquisition of INET, Nasdaq has begun to migrate The Nasdaq Market Center to INET’s lower cost trading system and expects to complete the migration by the fourth quarter of 2006. Therefore, beginning December 8, 2005, Nasdaq recorded additional amortization expense due to a change in estimated useful life of some of The Nasdaq Market Center assets, partially offsetting the decrease noted above. Also partially offsetting the decrease in 2005 was intangible amortization expense on identifiable intangible assets acquired in the INET, Brut, Nasdaq Insurance Agency and Carpenter Moore acquisitions. Amortization expense on the intangible assets acquired in the INET transaction were recorded since the date of acquisition of December 8, 2005 through December 31, 2005. Therefore, amortization expense on these intangible assets in 2006 will be significantly higher. The elimination of certain products as part of Nasdaq’s 2003 strategic review also contributed to the decline in depreciation and amortization expense in 2004. See Note 3, “Business Combinations,” and Note 4, “2005 and 2004 Cost Reductions and Strategic Review,” to the consolidated financial statements for further discussion.

Professional and contract services expense increased $5.4 million, or 22.8%, in 2005 compared with 2004 and decreased $13.8 million, or 36.8%, in 2004 compared with 2003. The increase in 2005 was primarily due to reduced cost reimbursements for support services from NASD related to a new contract entered into with NASD on November 1, 2004 for a fixed income trade reporting platform. See Note 11, “Related Party Transactions,” to the consolidated financial statements for further discussion. Also contributing to the increase in 2005 was an increase in professional fees associated with Sarbanes-Oxley compliance due to our recent acquisitions. The decrease in 2004 was primarily due to less reliance on outside contractors as part of Nasdaq’s cost reduction plan.

Computer operations and data communications expense decreased $36.5 million, or 36.9%, in 2005 compared with 2004 and decreased $26.7 million, or 21.3%, in 2004 compared with 2003. These decreases were primarily due to lower costs due to the favorable renegotiation of certain maintenance contracts and hardware leases due to the planned retirement of certain equipment and lower costs associated with providing communication lines to customers due to lower demand for access services legacy products, which as of December 31, 2005 were discontinued. Also contributing to the decreases were lower costs associated with our renegotiated contract with MCI effective in the second quarters of 2004 and 2002. For further discussion of the discontinuation of access services legacy products, See “— Operating Results-Nasdaq Market Center.” For the year ended December 31, 2004, the elimination of certain products as part of Nasdaq’s 2003 strategic review further contributed to the decrease, partially offset by a change in the terms of operating leases associated with Nasdaq’s quoting platform and our trading and quoting network as Nasdaq migrates to lower cost operating environments.

Provision for bad debts increased $1.9 million in 2005 compared with 2004 and decreased $0.3 million, or 21.4%, in 2004 compared with 2003. As a result of the INET acquisition, an additional bad debt reserve for INET was recorded in 2005 in order for INET to be in compliance with Nasdaq’s reserve policy. An increase in collections and decreases in past due account balances partially offset the increase in 2005 and was the primary cause for the decrease in 2004.

Occupancy expense decreased $0.3 million, or 1.0%, in 2005 compared with 2004 and decreased $2.5 million, or 8.0%, in 2004 compared with 2003. These decreases were primarily due to consolidation of leased office space as part of Nasdaq’s cost reduction plans.

General and administrative expense decreased $21.6 million, or 52.6%, in 2005 compared with 2004 and increased $12.7 million, or 44.7%, in 2004 compared with 2003. The decrease in 2005 was primarily due to decisions affecting Nasdaq’s real estate. In 2004, Nasdaq recorded sublease losses totaling $17.6 million primarily for expansion space at Nasdaq’s headquarters located in New York which Nasdaq’s management did not intend to occupy. However, as a result of the acquisition of INET, Nasdaq will now occupy the expansion space for INET operations and recorded a release of the sublease loss reserve of $12.1 million, net of rental payments, in the fourth quarter of 2005. In 2004 Nasdaq released a sublease loss reserve of $1.9 million, net of rental payments, in the third quarter of 2004, on leased property in Rockville, Maryland. Nasdaq management re-evaluated its decision to vacate this space and decided instead to sell a building owned by Nasdaq. We recorded a charge of $7.4 million in the fourth quarter of 2004 for the write-down of this building to fair market value. Nasdaq began marketing the building for sale in the fourth quarter of 2004 and completed the sale of the building in June 2005. Further contributing to the decrease in general and administrative expense was a $2.6 million loss recorded in the fourth quarter of 2004 on a lease transaction for certain of Nasdaq’s technology equipment. Partially offsetting the decrease in general and administrative expense was a $1.8 million charge recorded in the third quarter of 2005 for the change in the fair market value on the amount of additional payment to NASD for Nasdaq’s Series C Cumulative Preferred Stock, a $7.4 million loss recorded on the restructuring of the $240.0 million convertible notes in April 2005 in connection with the financing of the INET acquisition and a $1.1 million loss recorded on the early extinguishment of Nasdaq’s $25.0 million senior notes also in connection with the financing of the INET acquisition. See Note 3, “Business Combinations,” Note 4, “2005 and 2004 Cost Reductions and Strategic Review,” Note 7, “Debt Obligations,” and Note 11, “Related Party Transactions,” to the consolidated financial statements for further discussion.

The increase in general and administrative expense in 2004 was primarily due to the sublease losses recorded for the space at Nasdaq’s headquarters, the write-down of the owned building to its fair market value and the loss on a lease transaction for certain of Nasdaq’s technology equipment all discussed above. These increases were partially offset by the release of the sublease loss reserve on leased property in Rockville, Maryland, lower overall spending in 2004 as a result of Nasdaq’s cost reduction plan and losses from Nasdaq’s equity investment in Nasdaq LIFFE Markets, LLC, or NQLX, recorded in the first and second quarters of 2003. On July 24, 2003, Nasdaq redeemed its interest in the NQLX joint venture and transferred its ownership interest to London International Financial Futures Exchange, or LIFFE. See Elimination of Non-Core Product Lines, Initiatives and Severance section below for further discussion.

Elimination of Non-Core Product Lines, Initiatives and Severance

Strategic Review

In the second quarter of 2003, we initiated a strategic review, which included the elimination of non-core product lines and initiatives and resulted in a reduction in our workforce. The strategic review of our operations was designed to position us for improved profitability and growth. In 2003, we recorded a total pre-tax charge to earnings of $145.5 million. The net impact to us was a total pre-tax charge of $143.5 million. The difference represented charges absorbed by minority shareholders of Nasdaq Europe. The charge recorded reflects the completion of the charges associated with our strategic review. As shown in the following table, the total charge of $145.5 million included $97.9 million from continuing operations and $47.6 million from discontinued operations related to Nasdaq Europe and IndigoMarkets Ltd. Nasdaq completed the sale of IndigoMarkets on September 30, 2003 and completed the transfer of Nasdaq’s interest in Nasdaq Europe on December 18, 2003. See Note 19, “Discontinued Operations,” to the consolidated financial statements for further discussion.

The following table summarizes the strategic review charge included in the Consolidated Statements of Income:

Year Ended December 31, 2003
(in millions)
Continuing Operations
Non-Core Product Lines and Initiatives:
Impairment of capitalized software and fixed assets	$21.1
Impairment of goodwill and intangible assets	8.2
Contract cancellations	11.4
Other exit costs	11.6

Total non-core product lines and initiatives	52.3

Severance and benefit costs	32.4
Loss on early extinguishment of debt	13.2

Total continuing operations strategic review charge	$97.9

Discontinued Operations
Nasdaq Europe:
Impairment of technology platform	$29.4
Severance and benefit costs	2.5
Impairment of goodwill	8.1
Other exit costs including contract cancellations	8.2

Total Nasdaq Europe	48.2
Gain on disposition of IndigoMarkets	(0.6)

Total discontinued operations strategic review charge	$47.6

Total strategic review charge	$145.5

Continuing Operations

Non-core product lines and initiatives included in the strategic review were:

•	Primex—Primex was an electronic auction system. Nasdaq ended its exclusive rights agreement with Primex Trading N.A., L.L.C. on December 31, 2003. Nasdaq decided to consolidate our trading services to a common functionality within the SuperMontage system and ceased offering Primex effective January 16, 2004.

•	Nasdaq Tools—Nasdaq Tools was an order management system that ran on the Nasdaq Application Programming Interface using the Nasdaq Workstation II and was wound-down throughout 2003. Nasdaq Tools was previously our wholly-owned subsidiary and was merged with and into us on July 31, 2002.

•	NQLX—NQLX was a joint venture with LIFFE to create a market for single stock futures and other futures products. On July 24, 2003, Nasdaq redeemed our interest in the NQLX joint venture and transferred its ownership interest to LIFFE. LIFFE assumed financial and management responsibility for NQLX. This change did not have any impact on the operation of NQLX, but usage of the Nasdaq brand by the company ceased.

•	The Bulletin Board Exchange (“BBX”)—BBX was a proposed platform for companies not eligible for the Nasdaq SmallCap Market to raise equity capital and increase the visibility of their stock. OTCBB continued its existing operations.

•	Liquidity Tracker—Liquidity Tracker was an automated order routing system designed to allow traders to direct orders to specific market makers based on recent trading activity. Liquidity Tracker ceased operations as of June 30, 2003.

•	MarketSite Tower—MarketSite Tower is located at our Times Square, New York location. The video wall portion of the Tower was deemed impaired.

The charge related to the elimination of the above non-core products and initiatives was approximately $52.3 million in 2003. Included in the charge was the reduction of our investment in NQLX of $6.3 million due to the redemption of our interest in the NQLX joint venture, the impairment of goodwill of $4.1 million associated with Nasdaq Tools, the impairment of certain intangible assets of $4.1 million, impairment of various capitalized software and fixed assets of $21.1 million, contract cancellations of $11.4 million and other costs of $5.3 million. Included in the $21.1 million impairment of various capitalized software and fixed assets is a $12.3 million impairment on the MarketSite Tower. See “Valuation of Long-Lived Assets,” of Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements for further discussion. The remaining impairment of capitalized software and fixed assets relates to the eliminated products specifically Nasdaq Tools, Primex, BBX and Liquidity Tracker.

In addition, the recorded charges from continuing operations included severance costs of $32.4 million and the loss on early extinguishment of long-term debt of $13.2 million. The severance costs included $13.8 million related to the reductions in force of 329 employees. The remaining $18.6 million of severance costs relate to the fulfillment of employment contracts and obligations associated with the retirement and departure of certain members of senior management. Total headcount was 956 as of December 31, 2003 versus 1,227 as of December 31, 2002 (excluding 48 employees in discontinued operations). The extinguishment of debt costs relate to the redemption of $150.0 million in aggregate principal amount of our 5.83% senior notes due 2007, or the $150.0 million senior notes. In conjunction with our strategic review, we reassessed our capital needs and determined that we no longer needed the liquidity of the $150.0 million senior notes.

Discontinued Operations

Discontinued operations included in the strategic review were:

•	Nasdaq Europe—Nasdaq Europe was a pan-European stock market licensed in Belgium. See below for complete discussion of the wind-down and eventual transfer of shares of Nasdaq Europe.

•	IndigoMarkets—IndigoMarkets was a joint venture with SSI Limited, or SSI, to develop international trading platforms. On September 30, 2003, Nasdaq Global, a former Nasdaq subsidiary, sold its interest in the joint venture to SSI and recognized a gain on the sale of approximately $0.6 million.

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

At the time of the transfer, Nasdaq Europe had $15.1 million of external debt, accrued interest and other liabilities. Nasdaq recorded liabilities of $15.1 million that management believed were sufficient to satisfy any potential claims against Nasdaq. Nasdaq and Easdaq SA/NV, or Easdaq, formerly known as Nasdaq Europe, entered into an agreement dated as of October 27, 2004, providing in relevant part that Easdaq was to reach agreements with certain of its creditors to settle these creditors’ existing claims against Easdaq. On November 9, 2004, Nasdaq was provided evidence that these claims (related to Nasdaq’s prior ownership interest in Nasdaq Europe) of certain Easdaq’s creditors were satisfied or otherwise settled without any liability for Nasdaq. Nasdaq was the third party beneficiary of these creditor agreements and in the fourth quarter of 2004 released the $15.1 million reserve it maintained in connection with such claims and liabilities. The release of the reserve was recorded as income from discontinued operations in the Consolidated Statements of Income.

Also, as part of Nasdaq’s strategic review, during the third quarter of 2003, Nasdaq supported Nasdaq Europe’s position in favor of the decision of the shareholders of Nasdaq Deutschland AG, or Nasdaq Deutschland, a German exchange in which Nasdaq Europe had a 50.0% interest, to suspend that company’s trading operations effective August 29, 2003. Nasdaq Europe transferred all of its shares in Nasdaq Deutschland to one of the other shareholders, BWB Holding AG, as of August 29, 2003. All shareholders of Nasdaq Deutschland agreed to release and discharge each other from certain claims that they may have had against each other in connection with certain agreements related to the operations and control of Nasdaq Deutschland.

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

Support Costs From Related Parties, net

Support costs from related parties, net were $41.8 million, $45.6 million and $61.5 million for the year ended December 31, 2005, 2004 and 2003, respectively, a decrease of $3.8 million, or 8.3%, in 2005 compared with 2004 and a decrease of $15.9 million, or 25.9%, in 2004 compared with 2003. These decreases primarily reflect a reduction in surveillance and other regulatory charges from NASDR primarily due to NASD’s review and allocation of expenses among the markets and members it regulates. The decrease in 2005 was also due to the transfer of ownership of the OTCBB to NASD which reduced the associated regulatory costs. Also contributing to the decrease in 2004 was lower depreciation charges as certain technology assets were fully depreciated during the year ended December 31, 2003.

Net Interest Expense

Net interest expense was $7.6 million, $5.6 million and $9.0 million for the year ended December 31, 2005, 2004 and 2003, respectively, an increase of $2.0 million, or 35.7%, in 2005 compared with 2004 and a decrease of $3.4 million, or 37.8%, in 2004 compared with 2003. The increase in 2005 was primarily due to additional interest expense from the $205.0 million convertible notes issued in April 2005 and from the $750.0 million senior term debt issued in December 2005, in connection with the financing of the INET acquisition. We recorded interest expense on the $750.0 million senior term debt since the date of the INET acquisition, December 8, 2005, through December 31, 2005. Interest expense in 2006 on the $750.0 million senior term debt will be significantly higher than the amount recorded in December 2005. The increase was partially offset by interest income earned on the proceeds from the issuance of the $205.0 million convertible notes, which was held in a restricted cash account from April 22, 2005 through December 8, 2005, and a lower interest coupon rate on the $240.0 million convertible notes. The decrease in net interest expense in 2004 was primarily due to a decrease in interest expense as a result of the redemption of outstanding debt in the third quarter of 2003. On September 30, 2003, Nasdaq redeemed the $150.0 million senior notes. Interest expensed and paid under these notes totaled approximately $6.5 million for the year ended December 31, 2003. In addition, interest income also decreased in 2004 due to the acquisition of Brut. Nasdaq used funds from available cash and investments to finance both the redemption of the notes and acquisition of Brut. See Note 3, “Business Combinations,” and Note 7, “Debt Obligations,” to the consolidated financial statements for further discussion.

Income Taxes

Nasdaq’s income tax provision was $44.6 million and $0.7 million for the year ended December 31, 2005 and 2004, respectively, compared with an income tax benefit of $21.2 million for the year ended December 31, 2003. The overall effective tax rate in 2005, 2004 and 2003 was 41.9%, 29.3% and 32.0%, respectively. The change in Nasdaq’s tax provision in 2005 compared with 2004 was primarily due to a loss on the restructuring of the $240.0 million convertible notes, a portion of which is not deductible for U.S. income tax purposes. In addition, in 2004 the effective tax rate was reduced by the realization of research and development tax credits as well as a reduction of a valuation allowance related to a foreign net operating loss carryforward. The change in Nasdaq’s tax provision (benefit) in 2004 compared with 2003 was primarily due to a reduction of a valuation allowance related to a foreign net operating loss carryforward.

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

The Nasdaq Board of Directors approved an investment policy for Nasdaq and its subsidiaries for internally and externally managed portfolios. The goal of the policy is to maintain adequate liquidity at all times and to fund current budgeted operating and capital requirements and to maximize returns. All securities must meet credit rating standards as established by the policy and must be denominated in subsidiary specific currencies. The investment portfolio duration must not exceed 18 months. As of October 2003, the policy prohibits the purchasing of any investment in equity securities. The policy also prohibits any investment in debt interest in an entity that derives more than 25.0% of its gross revenue from the combined broker-dealer and/or investment advisory businesses of all of its subsidiaries and affiliates. Nasdaq’s investment policy is reviewed annually and was re-approved by the Board on January 17, 2006. Nasdaq also periodically reviews its investments and investment managers.

Cash and cash equivalents and available-for-sale investments totaled $344.6 million as of December 31, 2005 compared with $233.1 million at December 31, 2004, an increase of $111.5 million, or 47.8%. This increase was primarily due to the receipt of funds from employee stock options exercises, the sale of the Key West building to NASD, and positive cash flows generated from operations. Partially offsetting these increases were the payment for the partial redemption of Nasdaq’s Series C Cumulative Preferred Stock and payments made for the acquisitions of INET and Carpenter Moore. See Note 3, “Business Combinations,” Note 4, “2005 and 2004 Cost Reductions and Strategic Review,” Note 11, Related Party Transactions,” and Note 12, “Capital Stock,” to the consolidated financial statements for further discussion. Also in February 2006, Nasdaq raised proceeds from a public offering and redeemed our Series C Cumulative Preferred Stock, which increased our cash and cash equivalents balance. See Note 20, “Subsequent Events,” to the consolidated financial statements for further discussion.

Operating Activities

We rely primarily on cash flows from continuing operations to provide working capital for current and future operations. Cash flows from continuing operating activities totaled $120.9 million, $117.0 million and $145.8 million in 2005, 2004 and 2003, respectively. Cash inflows are primarily due to cash received from customers less cash paid to suppliers, employees and related parties. The increase in operating cash flows in 2005 as compared to 2004 was primarily due to an increase in net income. The decrease in operating cash flows for year ended December 31, 2004 as compared to 2003 was primarily due to a decrease in revenues partially offset by lower expenses and lower non-cash items included in net income.

Investing and Financing Activities

Cash used in investing activities was $953.4 million, $201.3 million and $0.2 million in 2005, 2004 and 2003, respectively. The increase in cash used in investing activities in 2005 as compared with 2004 was primarily due to the acquisitions of INET and Carpenter Moore completed during 2005. We paid $934.5 million and direct acquisition costs for of $34.3 million for INET and paid $27.5 million for Carpenter Moore. In 2004, we acquired Brut for $190.0 million, plus post-closing adjustments. See Note 3, “Business Combinations,” to the consolidated financial statements for further discussion. During 2005, we purchased $591.6 million of available-for-sale investments and $32.0 million of held-to-maturity investments. Capital expenditures and proceeds from sales of property and equipment were $25.4 million and $18.0 million, respectively, in 2005. Investing activities also included proceeds of $585.4 million and $62.7 million from the redemption and maturities of available-for-sale investments and held-to-maturity investments, respectively, in 2005. The increase in cash used in investing activities in 2004 as compared to 2003 was primarily due to the acquisition of Brut. During 2004, Nasdaq purchased $235.2 million of available-for-sale investments and $29.1 million of held-to-maturity investments. Capital expenditures and proceeds from sales of property and equipment were $26.0 million and $11.3 million, respectively, in 2004. Investing activities in 2004 also included proceeds of $240.9 million from the redemption of available-for-sale investments and $26.8 million from the maturities of held-to-maturity investments. During 2003, we purchased $179.2 million of available-for-sale investments and $18.5 million of held-to-maturity investments. Capital expenditures for property and equipment were $31.6 million in 2003. Investing activities in 2003 also included proceeds of $212.7 million from the redemption of available-for-sale investments and $18.6 million from the maturities of held-to-maturity investments. In 2003, we contributed $2.5 million to Nasdaq LIFFE joint venture.

Cash provided by (used in) financing activities was $939.5 million, $(6.5) million and $(157.6) million in 2005, 2004 and 2003, respectively. The increase in 2005, as compared with 2004 was primarily due to the issuances of the $750.0 million senior term debt issued in December 2005 and the $205.0 million convertible notes in April 2005 partially offset by the partial redemption of Nasdaq’s Series C Cumulative Preferred Stock and the redemption of the $25.0 million senior notes. See Note 7, “Debt Obligations,” Note 11, “Related Party Transactions,” and Note 12, “Capital Stock,” to the consolidated financial statements for further discussion. Also in 2005, Nasdaq received proceeds from the issuances of common stock, primarily from employee stock option exercises. The decrease in 2004 as compared with 2003 was primarily due to the redemption of Nasdaq’s $150.0 million senior notes on September 30, 2003. In conjunction with its strategic review, Nasdaq reassessed its capital needs and determined that it no longer needed the liquidity of these senior notes. See Elimination of Non-Core Product Lines, Initiatives and Severance section above for further discussion. Financing activities in

2005, 2004 and 2003 also consisted of payments of preferred stock dividends to NASD of $3.2 million, $8.4 million and $8.3 million, respectively. At December 31, 2005, none of Nasdaq’s lenders were affiliated with Nasdaq, except to the extent, if any, that H&F and SLP would be deemed affiliates of Nasdaq due to their ownership of the $240.0 million convertible notes and $205.0 million convertible notes and associated warrants. See Note 7, “Debt Obligations,” to the consolidated financial statements for further discussion.

Capital Resources and Working Capital

Working capital (calculated as current assets, reduced for held-to-maturity investments classified as current assets, less current liabilities) was $271.6 million at December 31, 2005 compared with $169.3 million at December 31, 2004, an increase of $102.3 million, or 60.4%. This increase was primarily due to additional receivables acquired in connection with the INET and Carpenter Moore acquisitions, an increase in revenues and an increase in cash and cash equivalents as discussed above.

Nasdaq has been able to generate sufficient funds from operations to meet working capital requirements. Except for the un-drawn $75.0 million five-year revolving line of credit obtained in connection with the financing of the INET acquisition, we do not have any lines of credit. We believe that the liquidity provided by existing cash and cash equivalents, investments and cash generated from operations will provide sufficient capital to meet current and future operating requirements. In conjunction with the issuance of the $750.0 million senior term debt, Nasdaq prepaid in full the $25.0 million senior notes and recorded a loss on the early extinguishment of debt of the $25.0 million senior notes of approximately $1.1 million which is recorded in general and administrative expense in the Consolidated Statements of Income. See Note 7, “Debt Obligations,” to the consolidated financial statements for further discussion. Nasdaq will continue to explore alternative sources of financing that may increase liquidity in the future.

On February 15, 2005, we issued 7,000,000 shares in a public offering of our common stock, and received net proceeds of $268.9 million. We used $104.7 million of these proceeds to redeem our Series C Cumulative Preferred Stock, which is described in more detail below. We plan to use the remaining proceeds for general corporate purposes, including potential acquisitions. See Note 20, “Subsequent Events,” to the consolidated financial statements for further discussion.

Broker Dealer Net Capital Requirements

Our broker-dealer subsidiaries, Brut, INET ATS and Island Execution Services, LLC, are subject to regulatory requirements intended to ensure their general financial soundness and liquidity, which require that they comply with certain minimum capital requirements. As of December 31, 2005, Brut was required to maintain minimum net capital of $0.3 million and had total net capital of approximately $6.7 million or $6.4 million in excess of the minimum amount required. As of December 31, 2005, Island Execution Services was required to maintain minimum net capital of $1.0 million and had total net capital of approximately $1.5 million or $0.5 million in excess of the minimum amount required.

As of December 31, 2005, INET ATS was required to maintain minimum net capital of $1.0 million and had a net capital deficiency of approximately $48.0 million or $49.0 million below the minimum amount required. This deficiency was due to INET ATS’s investment in a non-U.S. based money market fund that is not registered under the Investment Company Act of 1940. Accordingly, the balances in the fund are a non-allowable asset under SEC Rule 15c3-1, the net capital rule. INET ATS provided hind-sight notice that the net capital was below the minimum amount required under the net capital rule. On February 8, 2006, the funds were redeemed and invested in a money market fund registered under the Investment Company Act of 1940, which corrected the net capital deficiency position. No funds were lost and no customers suffered any loss.

Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risks of changes in the value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates and equity prices. Our primary market risk is associated with fluctuations in interest rates and the effects that such fluctuations may have on our investment portfolio and outstanding debt. At December 31, 2005, investments consist of fixed income instruments with an average duration of 0.3 years. Our primary investment objective in debt securities is to preserve principal while maximizing yields, without significantly increasing risk. At December 31, 2005, our $205.0 million convertible notes and $240.0 million convertible notes specify a fixed interest rate until October 22, 2012 and for Nasdaq’s $750.0 million senior term debt a floating interest rate until maturity in 2011. These investment securities and outstanding debt obligations are subject to interest rate risk and their fair values may fluctuate with changes in interest rates. Management does not believe that a 100 basis point fluctuation in market interest rates will have a material effect on the carrying value of our investment portfolio or outstanding debt obligations at December 31, 2005. However, the fair value of Nasdaq’s debt obligations exceeds its carrying value as discussed in Note 14, “Fair Value of Financial Instruments.” Nasdaq does not currently hedge any variable interest rates on either the investment portfolio or debt obligations.

At December 31, 2005, we had no significant foreign currency exposure or related hedges. We periodically reevaluate our hedging policies and may choose to enter into future transactions.

We are exposed to credit risk from third parties, including customers, counterparties and clearing agents. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. In particular, our subsidiaries, Brut and INET, may be exposed to credit risk, due to the default of trading counterparties, in connection with the external routing and agency brokerage services Brut and INET provide their customers. While we are not exposed to counterparty risk for trades executed on The Nasdaq Market Center, we are exposed to counterparty risk in connection with trades executed on or through the Brut ECN and INET ECN systems, or Brut and INET System Trades, given that Brut and INET, act as central counterparty on an agency basis for these trades.

Brut System Trades in Nasdaq-listed securities and NYSE-listed securities routed to the NYSE DOT system with broker-dealer clients are cleared by Brut, as a member of the National Securities Clearing Corporation, or NSCC. Brut System Trades with non-broker-dealer customers were cleared by Merrill Lynch Professional Clearing Corporation pursuant to a clearing agreement. Effective December 31, 2005, Brut no longer participates in non-broker-dealer transactions. INET System Trades in Nasdaq-listed securities and NYSE-listed securities routed to the NYSE with broker-dealer clients are cleared pursuant to a clearing agreement with Instinet Clearing Services, Inc., or ICS. At December 31, 2005, INET did not have any non-broker-dealer customers.

Pursuant to the rules of the NSCC and Brut’s clearing agreement, Brut is liable for any losses incurred due a counterparty or a clearing agent’s failure to satisfy its contractual obligations, either by making payment or delivering securities. Adverse movements in the prices of securities that are subject to these transactions can increase our credit risk. However, we believe that the risk of material loss is limited, as Brut customers are not permitted to trade on margin, NSCC rules limit counterparty risk on self-cleared transactions by establishing credit limit and capital deposit requirements for all brokers that clear with NSCC, and transactions with institutional customers are cleared only if the institutional customer delivers the appropriate securities or funds on the appropriate settlement date. Brut has never incurred a liability due to a customer’s failure to satisfy its contractual obligations as a counterparty to a Brut System Trade. Credit difficulties or insolvency or the perceived possibility of credit difficulties or insolvency of one or more larger or visible market participants could also result in market-wide credit difficulties or other market disruptions. We also have credit risk related to transaction fees that are billed to customers on a monthly basis, in arrears. Our potential exposure to credit losses on these transactions is represented by the receivable balances on our Consolidated Balance Sheets. Our customers are financial institutions whose ability to satisfy their contractual obligations may be impacted by volatile securities markets. Credit losses such as those described above could adversely affect our consolidated financial position and results of operations.

As a result of INET’s relationship with ICS, INET is exposed to substantial credit risk from both parties to a securities transaction during the period between the transaction date and the settlement date. Adverse movements in the prices of these securities can increase our credit risk. All of INET’s transactions and, consequently, the concentration of its credit exposure are with broker-dealers primarily located in the United States. INET seeks to control its credit risk through a variety of reporting and control procedures, including establishing credit limits and enforcing credit standards based upon a review of the counterparties’ financial condition and credit rating. INET monitors trading activity and collateral levels on a daily basis for compliance with regulatory and internal guidelines and obtains additional collateral, if appropriate.

Contractual Obligations and Contingent Commitments

Nasdaq has contractual obligations to make future payments under debt obligations by contract maturity, minimum rental commitments under non-cancelable operating leases and other obligations and has contingent commitments under a variety of arrangements. The following table shows these contractual obligations at December 31, 2005:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Debt obligations by contract maturity (Note 7, “Debt Obligations”)	$1,195.0	$7.5	$15.0	$15.0	$1,157.5
Minimum rental commitments under non-cancelable operating leases, net (Note 16, “Leases”)	237.6	33.2	44.5	37.4	122.5
Other obligations (Note 17, “Commitments and Contingencies”)	26.8	14.8	9.3	2.7	—

Total	$1,459.4	$55.5	$68.8	$55.1	$1,280.0

General Litigation

We may be subject to claims arising out of the conduct of our business. Currently, there are various legal proceedings pending against us. One of these proceedings is a pending arbitration between Instinet and Archipelago. Nasdaq has become an interested party in this proceedings as a result of the INET acquisition. See “Item 3. Legal Proceedings.” We believe that any liabilities or settlements arising from these proceedings will not have a material effect on our consolidated financial position or our results of operations. Management is not aware of any unasserted claims or assessments that would have a material adverse effect on our consolidated financial position and results of operations.

Credit Facility and Other INET Financing Arrangements

Credit Facility. Nasdaq entered into a credit agreement, dated as of December 8, 2005. The credit agreement provides for up to $825.0 million of senior secured financing and is guaranteed by most of Nasdaq’s domestic subsidiaries. The $825.0 million available under the credit agreement includes:

•	a six-year $750.0 million senior term loan facility; and

•	a five-year $75.0 million revolving credit facility, with a letter of credit subfacility and swingline loan subfacility.

We drew the full $750.0 million under the senior term loan facility on December 8, 2005, in order to fund a portion of Nasdaq’s consideration for the INET transaction. As of December 31, 2005, we had not drawn any funds under the revolving credit facility.

The interest rate on loans made under the revolving credit facility varies depending upon Nasdaq’s leverage ratio and LIBOR, and the interest rate on Nasdaq’s senior term loan facility is LIBOR plus 150 basis points. Accordingly, the interest rate will vary over time. As of December 31, 2005, borrowings under the credit facility bore interest at an average rate of 6.14% per annum. Nasdaq pays customary fees and expenses related to the credit facility, including a commitment fee of 0.50% per annum on the average daily unused portion of the revolving credit facility.

The credit agreement contains customary covenants on Nasdaq and its subsidiaries including the following:

•	maintenance of minimum interest expense coverage ratio and maximum leverage ratio as defined in the credit facility and pursuant to the following schedules:

Interest Expense Coverage Ratio

Period	Ratio

January 1, 2006 to September 30, 2006	2.75 to 1.00

October 1, 2006 to December 31, 2006	3.00 to 1.00

January 1, 2007 to March 31, 2007	3.25 to 1.00

April 1, 2007 to June 30, 2007	3.50 to 1.00

July 1, 2007 to September 30, 2007	3.75 to 1.00

October 1, 2007 to December 31, 2007	4.00 to 1.00

January 1, 2008 to March 31, 2008	4.25 to 1.00

April 1, 2008 to September 30, 2008	4.75 to 1.00

Thereafter	5.00 to 1.00

Leverage Ratio

Period	Ratio

January 1, 2006 to March 31, 2006	5.75 to 1.00

April 1, 2006 to September 30, 2006	5.50 to 1.00

October 1, 2006 to December 31, 2006	5.00 to 1.00

January 1, 2007 to March 31, 2007	4.25 to 1.00

April 1, 2007 to June 30, 2007	4.00 to 1.00

July 1, 2007 to September 30, 2007	3.75 to 1.00

October 1, 2007 to December 31, 2007	3.50 to 1.00

January 1, 2008 to March 31, 2008	3.25 to 1.00

April 1, 2008 to December 31, 2008	3.00 to 1.00

January 1, 2009 to September 30, 2009	2.75 to 1.00

Thereafter	2.50 to 1.00

•	limitations on the payment of dividends and redemptions of our capital stock;

•	limitations on loans, guarantees, investments, incurrence of debt and hedging arrangements;

•	limitations on issuance and amendment of preferred stock and amendment of subordinated debt agreements;

•	prohibition of prepayments, redemptions and repurchases of debt other than debt under the credit facility;

•	limitations on liens and sale-leaseback transactions;

•	limitations on mergers, recapitalizations, acquisitions and asset sales;

•	limitations on transactions with affiliates;

•	limitations on restrictions on liens and other restrictive agreements; and

•	limitations on changes in our business.

The credit agreement also contains customary affirmative covenants, including access to financial statements, notice of certain events and defaults and maintenance of business and insurance, and events of default, as well as cross-defaults with both the $205.0 million convertible notes and $240.0 million convertible notes and associated warrants (discussed below) and any then outstanding subordinated debt.

We are permitted to repay borrowings under the credit facility at any time in whole or in part, subject to our remaining in compliance with the covenants discussed above and our obligation to pay additional fees in certain circumstances. Beginning in 2007, we also are required to use a percentage of our excess cash flow, as defined in the credit agreement and calculated with respect to the prior fiscal year, to repay loans outstanding under the senior term loan facility. The percentage of cash flow we are required to use for repayments varies depending on our leverage ratio at the end of the year for which cash flow is calculated, with the maximum repayment percentage set at 50.0% of excess cash flow.

Convertible Notes. On April 22, 2005, we entered into a securities purchase agreement with Norway Acquisition SPV, LLC, or Norway SPV, an affiliate of SLP and Hellman & Friedman, providing for the sale by us to Norway SPV of $205.0 million aggregate principal amount of 3.75% convertible notes due October 2012 and warrants to purchase 2,209,052 shares of our common stock at $14.50 per share. The $205.0 million convertible notes will be convertible into our common stock, subject to certain adjustments and conditions at a purchase price of $14.50 per share, which would equal 14,137,931 shares. The associated warrants will be exercisable by Norway SPV and its permitted transferees on or after April 22, 2006, or earlier under certain circumstances, and will terminate on December 8, 2008. Both the $205.0 million convertible notes and warrants and the shares underlying the $205.0 million convertible notes and warrants are not transferable without our consent until September 8, 2006. In addition, the $205.0 million convertible notes, warrants and the shares underlying the $205.0 million convertible notes and warrants can only be transferred pursuant to an exemption to the Securities Act or if they are registered under the Securities Act. The $205.0 million convertible notes and warrants purchased by Norway SPV are owned by SLP and Hellman & Friedman or their respective affiliates.

On April 22, 2005, we also entered into a note amendment agreement with Hellman & Friedman, providing for the exchange by us of our $240.0 million aggregate principal amount of 4.0% convertible subordinated notes due 2006 for $240.0 million aggregate principal amount of 3.75% convertible notes due 2012 and, together with the $205.0 million convertible notes, the “Notes,” and Warrants (the warrants associated with the $240.0 million convertible notes and, together with the warrants associated with the $205.0 million convertible notes, the “Warrants”) to purchase 2,753,448 shares of our common stock at $14.50 per share. The $240.0 million convertible notes will be convertible into our common stock, subject to certain adjustments and closing conditions, at a purchase price of $14.50 per share, which would equal 16,551,724 shares. The associated warrants will be exercisable by Hellman & Friedman and their permitted transferees on or after April 22, 2006, or earlier under certain circumstances, and will terminate on December 8, 2008. Both the $240.0 million convertible notes and warrants and the shares underlying the $240.0 million convertible notes and warrants are not transferable without our consent until September 8, 2006. In addition, the $240.0 million convertible notes and associated warrants and the shares underlying the $240.0 million convertible notes and warrants can only be transferred pursuant to an exemption to the Securities Act or if they are registered under the Securities Act.

The holders of the Notes and the Warrants are entitled to the benefits of a registration rights agreement among us, SLP and Hellman & Friedman commencing September 8, 2006. Under the registration rights agreement, we have agreed to file registration statements to cover the resale of the Notes or the common stock issuable upon conversion of the Notes or exercise of the Warrants at the request of the holders and grant rights to the holders to register their common stock if we file registration statements to register our common stock.

In addition, our stockholders approved an amendment to our restated certificate of incorporation permitting the holders of the Notes to vote on all matters submitted to a vote of our stockholders. Under the terms of the amendment, each holder of the Notes is entitled to the number of votes equal to the number of shares of our common stock that could be acquired upon conversion of such holder’s Notes on the applicable record date, subject to the 5.0% voting limitation contained in our restated certificate of incorporation.

The Notes are senior unsecured obligations of us and rank pari passu in right of payment with all existing and any future senior unsecured indebtedness of us and are senior in right of payment to any future subordinated indebtedness of us. The Notes will be convertible on and after April 22, 2006 (or earlier under certain circumstances) by their holders into our common stock at an initial conversion rate of 0.0689655 shares of our common stock per $1.00 principal amount of Notes, subject to adjustments, or, at our option, into cash and our common stock.

We may redeem the Notes at any time after April 22, 2011 for a cash payment equal to the aggregate principal amount of the Notes plus any accrued and unpaid interest on the Notes, subject to the holders’ option to convert the Notes into our common stock after notice of such redemption is given. The indenture pursuant to which the Notes were issued is subject to customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, acceleration of certain other indebtedness rendering of final judgments for the payment of certain money, and certain events of bankruptcy and insolvency.

Additionally, in connection with the issuance of the Notes and the Warrants, we entered into an amended and restated securityholders agreement with SLP and Hellman & Friedman. Under the terms of this agreement, SLP and Hellman & Friedman are each entitled to (i) have a representative appointed to our board of directors, (ii) obtain additional information about us and (iii) certain consultation and information rights; provided that SLP and its affiliates and Hellman & Friedman and its affiliates maintain ownership of a certain percentage of the Notes. Messrs. Glenn Hutchins and Patrick Healy are on our board of directors as a result of these provisions.

Redemption of Series C Preferred Stock

On February 15, 2006, we redeemed all outstanding shares of our Series C Cumulative Preferred Stock. We were required to redeem the Series C after the closing of our public offering of common stock, which took place on the same date. At the time of redemption, the Series C accrued dividends at an annual rate of 3.0%, which would have increased to 10.6% after July 1, 2006. The total redemption price was $104.7 million, which included accrued and unpaid dividends and a make-whole premium. We paid this entire amount to NASD, which was the sole holder of the Series C. As a result of the redemption, we are no longer bound by covenants contained in the Exchange Agreement between us and the NASD dated November 29, 2004. These covenants generally required us to obtain NASD’s consent before we could incur specified debt obligations or transfer assets. NASD will remain our controlling shareholder until we become operational as an exchange.

Off-Balance Sheet Arrangements

Nasdaq did not have any off-balance sheet arrangements as of December 31, 2005.

Consolidation Trends in Industry

The equity exchange industry provides services, including securities listing, market information and trade execution, both in the United States and internationally. There has been a recent wave of acquisitions in our industry, particularly in the trade execution services area. This trend has been driven by a variety of business and regulatory factors. Broker-dealers are demanding greater efficiency in trading equity securities, new sophisticated order types and increased execution speed. At the same time, recent initiatives, including Regulation NMS, encourage a transition by all equity exchanges to electronic trading systems. Another driving factor is the focus on profitability from industry participants. As equity exchanges have demutualized and become for-profit public companies, they have focused on achieving economies of scale, improved technology and greater profitability through acquisitions. Recent acquisitions have resulted in the original entrepreneurial ECN entrants being absorbed by other players. As discussed above, we acquired the INET ECN in December 2005 and Brut in September 2004. The NYSE has also completed its acquisition of Archipelago. Since 2002, Archipelago merged with REDIBook ECN LLC and Instinet acquired The Island ECN Inc. This consolidation trend is also occurring in Europe. Many of the same forces that have led to consolidation in equity trade execution services are driving changes in other asset classes, such as equity options, where large volumes in trading of commoditized products reward scale efficiencies.

The recent consolidation activity, including the NYSE merger with Archipelago, may intensify competition in both our Market Services and Issuer Services segments. New entrants may also increase competition. Our business has been and will continue to be impacted by the following key external factors:

•	the number of companies seeking equity financing, which is affected by factors such as investor demand, the economy, alternative sources of financing, and tax policy;

•	trading volumes in U.S. equity securities, which are driven primarily by overall macroeconomic conditions;

•	competition (in terms of listings, market share, pricing, and product and service offerings);

•	technological advancements; and

•	regulatory developments, particularly the implementation of Regulation NMS.

These factors may affect our future gross margin, revenues and net income.

The merger between NYSE and Archipelago is causing changes to the competitive landscape.

For a further discussion of competitive trends, see “Business—Competition.”

Regulation NMS

Regulation NMS is scheduled to become effective in stages throughout 2006, although the SEC recently announced that it may delay its implementation. Regulation NMS will change the method for sharing market data revenues under our plans. The changes will introduce a quote component to the sharing methodology. Until the rule becomes effective, the revenue impact of the change is not completely predictable. Because Nasdaq is an active quoting exchange participant, the impact on our Nasdaq-listed revenue should be negligible. Nasdaq also receives a share of the data revenue that is generated in non-Nasdaq-listed securities because of our quoting and trading success in those securities. Additionally, due to our electronic nature, and thus our active quoting behavior in non-Nasdaq securities, the Regulation NMS-generated change in the sharing methodology may have a positive impact on Nasdaq’s share of the non-Nasdaq market data revenue. To the extent that our trading in NYSE securities increases, our share of the data revenue should also increase. A full discussion of the provisions of Regulation NMS in contained in the section entitled “Business—Regulation.”

Exchange Registration

On January 13, 2006, the SEC approved our application for registration as a national securities exchange. We will begin operating as an exchange once we meet conditions imposed by the SEC, which we expect to occur in the second quarter of 2006. We do not expect exchange registration to have a material impact on our financial or operating results. For a further discussion of exchange registration, including the conditions that we must meet, and the expected benefits, see “Business—Exchange Registration.”

Critical Accounting Policies

The following provides information about our critical accounting policies. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. These policies relate to revenue recognition and cost of revenues, reserve for bad debts, valuation of goodwill and intangible assets, software costs and related party transactions. For a summary of our significant accounting policies, including the accounting policies discussed below, see Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements for further discussion.

Revenue Recognition and Cost of Revenues. Market Services revenues (74.3% of total revenues and 57.0 % of gross margin in 2005) are derived from Nasdaq Market Center and Nasdaq Market Services Subscriptions revenues. Nasdaq Market Center revenues are variable, based on service volumes, and recognized as transactions occur. Nasdaq Market Services Subscriptions revenues are based on the number of presentation devices in service and quotes delivered through those devices. Nasdaq Market Services Subscriptions revenues are recognized in the month that information is provided. These revenues are recorded net of amounts due under revenue sharing arrangements with market participants. Pursuant to EITF 99-19, execution revenues from transactions executed through both Brut and INET are recorded on a gross basis in revenues and expenses such as liquidity rebate payments are recorded in cost of revenues as Brut and INET act as principal. Prior to the second quarter of 2005, Nasdaq’s other execution revenues were reported net of liquidity rebates as Nasdaq does not act as principal. However, during and since the second quarter of 2005 under Nasdaq’s new Limitation of Liability Rule, Nasdaq, subject to certain caps, provides compensation for losses due to malfunctions of the order-execution systems of The Nasdaq Market Center. Therefore, pursuant to EITF 99-19, Nasdaq records all execution revenues from transactions executed through The Nasdaq Market Center on a gross basis in execution and trade reporting revenues and has records liquidity rebate payments as cost of revenues as Nasdaq now has certain risk associated with trade execution subject to rule limitations and caps. This rule change in fact was made on a prospective basis beginning April 1, 2005, as required under United States GAAP. This rule change did not have a material impact on the consolidated financial position or results of operations of Nasdaq in the second, third or fourth quarters of 2005.

Issuer Services revenues (25.7% of total revenues and 43.0% of gross margin in 2005) include Corporate Client Group revenues and Nasdaq Financial Products revenues. Corporate Client Group revenues include annual fees, initial listing fees and listing of additional shares fees. Annual fees are recognized ratably over the following 12-month period. Initial listing and listing of additional shares fees are recognized on a straight-line basis over estimated service periods, which are six and four years, respectively, based on our historical listing experience. Corporate Client Group revenues also include commission income from Nasdaq Insurance Agency. Commission income is recognized when coverage becomes effective, the premium due under the policy is known or can be reasonably estimated, and substantially all required services related to placing the insurance have been provided. The effect on income of subsequent premium adjustments, including policy cancellations, is recorded when the adjustments is known. Fee income for services other than placement of insurance coverage is recognized as those services are provided. Broker commission adjustments and commissions on premiums billed directly by underwriters are recognized when such amounts can be reasonably estimated. For Nasdaq Financial Products’ revenues, we receive license fees for our trademark licenses that vary by product based on assets or number or underlying dollar value of contracts issued. Nasdaq primarily has two types of license agreements, transaction-based licenses and asset-based licenses. Transaction-based licenses are generally renewable long-term agreements. Customers are charged based on transaction volume or a minimum contract amount, or both. If a customer is charged based on transaction volume, Nasdaq recognizes revenue when the transaction occurs. If a customer is charged based on a minimum contract amount, Nasdaq recognizes revenue on a pro-rata basis over the licensing term. Asset-based licenses are also generally long-term agreements. Customers are charged based on a percentage of assets under management for licensed products, per the agreement, on a monthly or quarterly basis. These revenues are recorded on a monthly or quarterly basis over the term of the license agreement.

Reserve for Bad Debts. The reserve for bad debts is maintained at a level that management believes to be sufficient to absorb estimated losses in the accounts receivable portfolio. The reserve is increased by the provision for bad debts which is charged against operating results and decreased by the amount of charge-offs, net of recoveries. The amount charged against operating results is based on several factors including, but not limited to, a continuous assessment of the collectibility of each account, the length of time a receivable is past due and our historical experience with the particular customer. In circumstances where a specific customer’s inability to meet its financial obligations is known (i.e., bankruptcy filings), we record a specific provision for bad debts against amounts due to reduce the receivable to the amount we reasonably believe will be collected. Due to changing economic, business and market conditions, we review the reserve for bad debts monthly and make changes to the reserve through the provision for bad debts as appropriate. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to pay), our estimates of recoverability could be reduced by a material amount.

Valuation of Goodwill and Intangible Assets. Our business acquisitions typically result in the recording of goodwill and other intangible assets, and the recorded values of those assets may become impaired in the future. As of December 31, 2005, goodwill totaled $961.9 million and intangible assets, net of accumulated amortization, totaled $215.5 million. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our acquired businesses, market conditions and other factors. Although there are inherent uncertainties in this assessment process, the estimates and assumptions we use are consistent with our internal planning. If these estimates or their related assumptions change in the future, we may be required to record an impairment charge on all or a portion of our goodwill and intangible assets. Impairment exists if the carrying value of the indefinite-lived intangible asset exceeds its fair value. For intangible assets subject to amortization, impairment is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible asset.

Software Costs. We capitalize and amortize significant purchased application software and operational software that are an integral part of computer hardware on the straight-line method over their estimated useful lives, generally two to five years. We expense other purchased software as incurred.

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

Related Party Transactions. Related party receivables and payables are the result of various transactions between us and our affiliates. Payables to related parties are comprised primarily of the regulation charge from NASDR. Receivables from related parties relates to cash disbursements funded by us on behalf of our affiliates. NASDR charges us for costs incurred related to Nasdaq market regulation and enforcement.

Future Accounting Requirements

In December 2004, the FASB issued Statement of Financial Accounting Standards 123 (revised 2004), “Share-Based Payment,” or, SFAS 123(R), which revises SFAS 123, “Accounting for Stock-Based Compensation,” or, SFAS 123, and supersedes Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees,” or, APB 25. SFAS 123(R) also amended SFAS 95, “Statement of Cash Flows.” SFAS 123(R) requires that new, modified and unvested share-based payment transactions with employees, such as stock options and restricted stock, be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period.

We adopted SFAS 123(R) effective January 1, 2006, using the modified prospective transition method, and will recognize share-based compensation cost on a straight-line basis over the requisite service periods of awards. Under the modified prospective method, non-cash compensation expense will be recognized for the portion of outstanding stock option awards granted prior to the adoption of SFAS 123(R) for which service has not been rendered, and for any future stock option grants. The pro forma information presented in Note 10, “Stock Compensation and Stock Awards,” presents the estimated compensation charges under SFAS 123(R). Nasdaq’s assessment of the estimated compensation charges is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, Nasdaq’s stock price volatility and employee stock option exercise behaviors.

In 2004, the EITF issued EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” to provide detailed guidance on assessing impairment losses on debt and equity investments. In September 2004, the FASB voted unanimously to delay the effective date of EITF 03-1. On November 3, 2005, the FASB issued FASB Staff Position FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” revising the guidance in EITF 03-1, which did not have a material impact on Nasdaq’s consolidated financial statements. The disclosures required by EITF 03-1 are included in Note 5, “Investments,” to the consolidated financial statements.

Summarized Quarterly Financial Data (Unaudited)

	1st Qtr 2005	2nd Qtr 2005	3rd Qtr 2005	4th Qtr 2005
	(in thousands, except share amounts)
Total revenues	$180,193	$219,686	$220,465	$259,575
Cost of revenues	(53,915)	(89,225)	(89,821)	(120,947)

Gross margin	126,278	130,461	130,644	138,628
Total expenses	103,520	104,138	99,282	105,407

Operating income	22,758	26,323	31,362	33,221
Net income	$12,771	$13,971	$17,802	$17,146

Net income applicable to common stockholders	$10,840	$11,727	$16,426	$16,100

Basic earnings per share	$0.14	$$0.15	$$0.20	$0.20

Diluted earnings per share	$0.13	$$0.13	$$0.16	$0.15

	1st Qtr 2004	2nd Qtr 2004	3rd Qtr 2004	4th Qtr 2004
	(in thousands, except share amounts)
Total revenues	$128,404	$120,013	$123,970	$168,052
Cost of revenues	—	—	(9,177)	(46,668)

Gross margin	128,404	120,013	114,793	121,384
Total expenses	119,800	111,450	123,759	121,402

Operating income (loss)	8,604	8,563	(8,966)	(18)
Net income (loss) from continuing operations	4,631	4,785	(5,485)	(2,127)
Net income from discontinued operations, net of tax	—	—	—	9,558

Net income (loss)	$4,631	$4,785	$(5,485)	$7,431

Net income (loss) applicable to common stockholders	$1,832	$1,238	$(6,489)	$1,593

Basic and diluted net earnings (loss) per share:
Continuing operations	$0.02	$0.02	$(0.08)	$(0.10)
Discontinued operations	—	—	—	0.12

Total basic and diluted net earnings (loss) per share	$0.02	$0.02	$(0.08)	$0.02

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Information about quantitative and qualitative disclosures about market risk is incorporated herein by reference from “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk.”

Item 8. Financial Statements and Supplementary Data.

Nasdaq’s consolidated financial statements, including consolidated balance sheets as of December 31, 2005 and 2004, consolidated statements of income for the year ended December 31, 2005, 2004 and 2003, consolidated statements of changes in stockholders’ equity for the year ended December 31, 2005, 2004 and 2003, consolidated statements of cash flows for the year ended December 31, 2005, 2004 and 2003 and notes to our consolidated financial statements, together with a report thereon of Ernst & Young LLP, dated March 3, 2006, are attached hereto as pages F-1 through F-50.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for the preparation and integrity of the consolidated financial statements appearing in the reports that we file with the SEC. The consolidated financial statements were prepared in conformity with U.S. generally accepted accounting principles and include amounts based on management’s estimates and judgments.

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

Our management assessed the effectiveness of our internal control over financial reporting, as of December 31, 2005, based on criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, based on its assessment, our management believes that, as of December 31, 2005, our internal control over financial reporting is effective.

Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal control of Norway and its subsidiaries, including INET ECN (the “INET Entities”), which are included in the 2005 consolidated financial statements and in 2005 reflect total assets constituting 54.8% (which includes 47.4% related to goodwill and intangible assets) and gross margin constituting less than 1.2% of the related consolidated totals. We did not assess the effectiveness of internal controls over financial reporting at the INET Entities because we did not complete our acquisition of these entities until December 2005.

Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on management’s assessment of internal controls over financial reporting, which is include herein.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Stockholders of The Nasdaq Stock Market, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting, that The Nasdaq Stock Market, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Nasdaq Stock Market, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Norway and its subsidiaries, including INET ECN (the “INET Entities”), which are included in the 2005 consolidated financial statements of The Nasdaq Stock Market, Inc. and constituted 54.8% (which includes 47.4% related to goodwill and intangible assets) of the consolidated net assets and less than 1.2% of the consolidated gross margin as of December 31, 2005. Management did not assess the effectiveness of internal control over financial reporting at this entity because the Company did not complete its acquisition of these entities until December 2005. Our audit of internal control over financial reporting of The Nasdaq Stock Market, Inc. also did not include an evaluation of the internal control over financial reporting of Norway and its subsidiaries, including INET ECN.

In our opinion, management’s assessment that The Nasdaq Stock Market, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, The Nasdaq Stock Market, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Nasdaq Stock Market, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of The Nasdaq Stock Market, Inc. and our report dated March 3, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

March 3, 2006

Part III

Item 9B. Other Information.

None

Item 10. Directors and Executive Officers of the Registrant.

Information about Nasdaq’s code of ethics, as defined in Item 406 of Regulation S-K, and Nasdaq’s audit committee composition and financial expert, as defined in Items 401(h) and (i) of Regulation S-K, are incorporated by reference from the discussion under the captions “Nasdaq Codes of Ethics” and “Board and Committee Meetings—Audit Committee,” in Nasdaq’s proxy statement for the 2006 Annual Meeting of Stockholders, or the Proxy. Information about Nasdaq’s directors is incorporated by reference from the discussion under Proposal 1 in the Proxy. Information about Nasdaq’s executive officers is incorporated by reference from the discussion under the caption “Executive Officers” in the Proxy. Information about Nasdaq’s Nominating Committee is incorporated by reference from the discussion under the caption “Board and Committee Meetings—Nominating Committee” in the Proxy. Information about Section 16 reports, as required by Item 405 of Regulation S-K, is incorporated by reference from the discussion under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy.

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

Equity Compensation Plan Information

Nasdaq’s Equity Incentive Plan, or the Equity Plan, provides for the issuance of our equity securities to officers and other employees, directors and consultants. In addition, employees of Nasdaq and its subsidiaries are eligible to participate in the Employee Stock Purchase Plan, or the ESPP, at 85% of the fair market value of our common stock on the price calculation date. The Equity Plan and the ESPP have been approved by our stockholders. In 2003, we granted options for 1,000,000 shares of common stock and 100,000 shares of restricted stock to Robert Greifeld as inducement awards to secure his employment as CEO and President of Nasdaq. These two inducement awards were outside of the Equity Plan. The following table sets forth information regarding outstanding options and shares reserved for future issuance under all of Nasdaq’s compensation plans as of December 31, 2005:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
Equity compensation plans approved by stockholders	11,412,103		$9.48	9,194,142	(1)
Equity compensation plans not approved by stockholders	700,000	(2)(3)	$5.28	—
Total	12,112,103		$9.23	9,194,142	(1)

(1)	This includes 1,665,250 shares of common stock that may be awarded other than through options pursuant to the Equity Plan and 1,103,268 shares of common stock that may be issued pursuant to the ESPP.
(2)	Mr. Greifeld received an inducement award of non-qualified stock options exercisable for 1,000,000 shares of common stock pursuant to the terms of his employment agreement, of which he has exercised 300,000 options. The award was granted on April 15, 2003 at an exercise price of $5.28 per share and expires on April 15, 2013 (the “Expiration Date”). The Option became exercisable with respect to 250,000 shares on July 10, 2003 and became or will become exercisable with respect to 250,000 shares on each of April 15, 2004, 2005 and 2006. In the event Mr. Greifeld’s employment is terminated by Nasdaq for Cause or by Mr. Greifeld without Good Reason (each as defined in his employment agreement) the unvested portion of the option will be forfeited and the vested portion will remain exercisable for a period ending on the earlier of ten days after termination or the Expiration Date. In the event Mr. Greifeld’s employment is terminated by Nasdaq without Cause, by Mr. Greifeld for Good Reason or in the event of death or disability, any portion of the option that would vest within 12 months shall vest, in most circumstances, as of termination and the remainder will be forfeited. In this case, Mr. Greifeld would have the earlier of 24 months after the termination date or the Expiration Date to exercise the vested portion of the option. If Mr. Greifeld’s employment terminates as a result of retirement (as defined in his employment agreement) unvested options that would have vested within 12 months will continue to vest. Mr. Greifeld would have the earlier of 370 days or the Expiration Date to exercise the vested portion of the option. In the event Mr. Greifeld’s employment terminates as a result of a non-renewal by Nasdaq, any vested portion will be exercisable until the earlier of 24 months from termination or the Expiration Date and the unvested portion will be forfeited. This inducement award is transferable by Mr. Greifeld only to certain immediate family members or to a trust or other entity for the exclusive benefit of such immediate family members.
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

(a)(3) Exhibits:

Exhibit Number
3.1	Restated Certificate of Incorporation of The Nasdaq Stock Market, Inc. (“Nasdaq”) (previously filed with Nasdaq’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed on November 14, 2003).

3.1.1	Certificate of Amendment of the Restated Certificate of Incorporation of Nasdaq filed on May 25, 2005.

3.1.2	Certificate of Amendment of the Restated Certification of Incorporation of Nasdaq filed on March 13, 2006.

3.1.3	Certificate of Designations, Preferences and Rights of Series C Cumulative Preferred Stock of Nasdaq (previously filed with Nasdaq’s Current Report on Form 8-K filed on December 1, 2004).

3.1.4	Certificate of Designations, Preferences and Rights of Series D Cumulative Preferred Stock of Nasdaq (previously filed with Nasdaq’s Current Report on Form 8-K filed on December 20, 2005).

3.2.1	First Amendment to By-Laws of Nasdaq (previously filed with Nasdaq’s Annual Report on Form 10-K for the year ended December 31, 2002, filed March 31, 2003).

4.1	Form of Common Stock certificate (previously filed with Nasdaq’s Registration Statement on Form 10 (file number 000-32651) filed on April 30, 2001).

Exhibit Number
4.2	Securities Purchase Agreement, dated as of April 22, 2005, between Norway Acquisition SPV, LLC and The Nasdaq Stock Market, Inc. (previously filed with Nasdaq’s Current Report on Form 8-K, filed April 28, 2005).

4.3	Note Amendment Agreement, dated as of April 22, 2005, among The Nasdaq Stock Market, Inc., Hellman& Freidman Captial Partners IV, L.P. , H&F Executive Fund IV, L.P., H&F International Partners IV-A, L.P., and H&F International Partners IV-B, L.P. (previously filed with Nasdaq’s Current report on Form 8-K, filed April 28, 2005).

4.4	Indenture, dated as of April 22, 2005, between The Nasdaq Stock Market, Inc. and Law Debenture Trust Company of New York, as Trustee (previously filed with Nasdaq’s Current Report on Form 8-K, filed April 28, 2005).

4.4.1	First Supplemental Indenture, dated as of December 8, 2005, by The Nasdaq Stock Market, Inc. to Law Debenture Trust Company of New York (previously filed with Nasdaq’s Current report on Form 8-K, filed December 14, 2005).

4.5	Amended and Restated Securityholders Agreement, dated as of April 22, 2005, among Norway Acquisition SPV, LLC, Hellman& Freidman Captial Partners IV, L.P. , H&F Executive Fund IV, L.P., H&F International Partners IV-A, L.P., and H&F International Partners IV-B, L.P., Silver Lake Partners TSA, L.P., Silver Lake Investors, L.P., VAB Investors, LLC and Integral Capital Partners VI, L.P. (previously filed with Nasdaq’s Current report on Form 8-K, filed April 28, 2005).

4.6	Registration Rights Agreement, dated as of April 22, 2005, among The Nasdaq Stock Market, Inc., Hellman& Freidman Captial Partners IV, L.P. , H&F Executive Fund IV, L.P., H&F International Partners IV-A, L.P., and H&F International Partners IV-B, L.P., Silver Lake Partners TSA, L.P., Silver Lake Investors, L.P., VAB Investors, LLC and Integral Capital Partners VI, L.P. (previously filed with Nasdaq’s Current report on Form 8-K, filed April 28, 2005).

9.1	Voting Trust Agreement dated June 28, 2000, among The Nasdaq Stock Market, Inc., the National Association of Securities Dealers, Inc. and The Bank of New York (previously filed with Nasdaq’s Registration Statement on Form 10 (file number 000-32651) filed on April 30, 2001).

9.1.1	First Amendment to the Voting Trust Agreement, dated as of January 18, 2001, among The Nasdaq Stock Market, Inc., the National Association of Securities Dealers, Inc. and The Bank of New York (previously filed with Nasdaq’s Registration Statement on Form 10 (file number 000-32651) filed on April 30, 2001).

9.1.2	Second Amendment to the Voting Trust Agreement, dated as of July 18, 2002, among The Nasdaq Stock Market, Inc., the National Association of Securities Dealers, Inc., The Bank of New York and Mellon Investor Services, LLC (previously filed with Nasdaq’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 14, 2002).

9.1.3	Third Amendment to Voting Trust Agreement among The Nasdaq Stock Market, Inc., National Association of Securities Dealers, Inc., and The Bank of New York, dated as of April 31, 2005 (previously filed with Nasdaq’s Current Report on Form 8-K, filed September 1, 2005).

10.1	Regulatory Services Agreement, dated June 28, 2000, between NASD Regulation, Inc. and Nasdaq (previously filed with Nasdaq’s Registration Statement on Form 10 (file number 000-32651) filed on April 30, 2001).*

10.2	Nasdaq 2000 Employee Stock Purchase Plan (previously filed with Nasdaq’s Registration Statement on Form 10 (file number 000-32651) filed on April 30, 2001).

10.3	Nasdaq Equity Incentive Plan (previously filed with Nasdaq’s Registration Statement on Form 10 (file number 000-32651) filed on April 30, 2001).

Exhibit Number
10.3.1	First Amendment to Nasdaq Equity Incentive Plan (previously filed with Nasdaq’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed on August 14, 2002).

10.3.2	Form of Nasdaq Non-Qualified Stock Option Agreement (Performance Accelerated Stock Options) (previously filed with Nasdaq’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 14, 2005).

10.3.3	Form of Nasdaq Restricted Stock Award Agreement (2005 grant based on performance metrics established March 2, 2005) (previously filed with Nasdaq’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 14, 2005).

10.4	Employment Agreement by and between Nasdaq and Robert Greifeld, effective as of May 12, 2003 (previously filed with Nasdaq’s Registration Statement on Form S-8 filed on July 10, 2003).

10.5	Employment Letter from Nasdaq to David P. Warren, dated November 30, 2000 (previously filed with Nasdaq’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004).

10.5.1	Loan Agreement, dated December 28, 2001, by and between Nasdaq and David P. Warren (previously filed with Nasdaq’s Annual Report on Form 10-K for the year ended December 31, 2001, filed March 28, 2002).

10.5.2	Revised Letter Agreement, effective as of March 23, 2005, between The Nasdaq Stock Market, Inc. and David P. Warren (previously filed with the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed on May 10, 2005).

10.6	Employment Agreement between Nasdaq and Edward Knight, effective as of December 29, 2000 Nasdaq (previously filed with Nasdaq’s Annual Report on Form 10-K for the year ended December 31, 2002, filed March 31, 2003).

10.6.1	First Amendment to Employment Agreement between Nasdaq and Edward Knight, effective February 1, 2002 Nasdaq (previously filed with Nasdaq’s Annual Report on Form 10-K for the year ended December 31, 2002, filed March 31, 2003).

10.7	Investor Rights Agreement, dated as of February 20, 2002, between Nasdaq and the National Association of Securities Dealers, Inc. (previously filed with Nasdaq’s Current Report on Form 8-K filed on February 22, 2002).

10.8	Agreement and Plan of Merger, dated as of April 22, 2005, by and among The Nasdaq Stock Market, Inc., Norway Acquisitions Corp. and Instinet Group Incorporated (previously filed with Nasdaq’s Current Report on Form 8-K, filed April 28, 2005).

10.9	Transaction Agreement, dated as of April 22, 2005, by and among The Nasdaq Stock Market, Inc., Norway Acquisitions Corp. and Iceland Acquisition Corp. (previously filed with Nasdaq’s Current Report on Form 8-K, filed April 28, 2005).

10.9.1	Amendment to the Transaction Agreement , dated as of December 8, 2005, by and among The Nasdaq Stock Market, Inc. and Iceland Acquisition Corp. (previously filed with Nasdaq’s Current Report on Form 8-K, filed on December 14, 2005).

10.10	Guarantee Agreement, dated as of April 22, 2005, by and among The Nasdaq Stock Market, Inc., Norway Acquisition SPV, LLC and JPMorgan Chase Bank, N.A., as administrative agent (previously filed with Nasdaq’s Current Report on Form 8-K, filed April 28, 2005).

10.11	Contract of Sale, dated as of June 10, 2005, between The Nasdaq Stock Market, Inc. and National Association of Securities Dealers, Inc. (previously filed with Nasdaq’s Current Report on Form 8-K, filed June 16, 2005).

Exhibit Number
10.12	OTCBB and OTC Equities Revocation of Delegation and Asset Transfer and Services Agreement among The Nasdaq Stock Market, Inc. and Association of Securities Dealers, Inc., executed September 2, 2005 (previously filed with Nasdaq’s Current Report on Form 8-K, filed September 9, 2005).

10.13	Revised Letter Agreement, effective as of March 23, 2005, between The Nasdaq Stock Market, Inc. and Bruce Aust (previously filed with the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed on May 10, 2005).

10.14	Revised Letter Agreement, effective as of March 23, 2005, between The Nasdaq Stock Market, Inc. and Adena Friedman (previously filed with the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed on May 10, 2005).

10.15	Revised Letter Agreement, effective as of March 23, 2005, between The Nasdaq Stock Market, Inc. and John L. Jacobs (previously filed with the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed on May 10, 2005).

10.16	Credit Agreement, dated as of December 8, 2005, among The Nasdaq Stock Market, Inc. and the other parties thereto (previously filed with Nasdaq’s Current Report on Form 8-K, filed December 14, 2005).

10.17	Transition Services Agreement, dated as of December 8, 2005, by and among The Nasdaq Stock Market, Inc., Instinet Holdings Incorporated f/k/a Iceland Acquisition Corp., and Norway Acquisition Corp. f/k/a Instinet Group (previously filed with Nasdaq’s Current Report on Form 8-K, filed December 14, 2005).

10.18	License Agreement, dated as of December 8, 2005, by and between Instinet Holdings Incorporated f/k/a Iceland Acquisition Corp. and Norway Acquisition Corp. f/k/a Instinet Group Incorporated (previously filed with Nasdaq’s Current Report on Form 8-K, filed December 14, 2005).

10.19	Brace Assignment and Support Agreement, dated as of December 8, 2005, by and between The Nasdaq Stock Market, Inc., Instinet Clearing Services, Inc. and INET ATS, Inc. (previously filed with Nasdaq’s Current Report on Form 8-K, filed December 14, 2005).

10.20	Co-Location Agreement, dated as of December 8, 2005, by and between The Nasdaq Stock Market, Inc., Instinet Holdings Incorporated, f/k/a Iceland Acquisition Corp. and Norway Acquisition Corp. f/k/a Instinet Group Incorporated (previously filed with Nasdaq’s Current Report on Form 8-K, filed December 14, 2005).

10.21	Amendment No. 1 to Fully Disclosed Clearing Agreement, dated as of December 8, 2005, between Instinet Clearing Services, Inc. and INET ATS, Inc. (previously filed with Nasdaq’s Current Report on Form 8-K, filed December 14, 2005).

11	Statement regarding computation of per share earnings (incorporated herein by reference to “Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K” of this Form 10-K).

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	List of all subsidiaries.

23.1	Consent of Ernst & Young.

24.1	Powers of Attorney.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.

*	Confidential treatment has been requested from the U.S. Securities and Exchange Commission for certain portions of this exhibit.

(b) Reports on Form 8-K:

The following reports on Form 8-K were furnished or filed during the three months ended December 31, 2005.

1. Form 8-K, dated October 26, 2005 (Items 2.02 and 9.01);

2. Form 8-K, dated November 30, 2005 (Items 5.02 and 9.01);

3. Form 8-K, dated December 2, 2005 (Items 1.02 and 5.02);

4. Form 8-K, dated December 14, 2005 (Items 1.01, 2.01, 2.03 and 9.01);

5. Form 8-K, dated December 20, 2005 (Items 3.02, 5.02, 5.03 and 9.01).

(c) Exhibits:

See Item 15(a)(3) above.

(d) Financial Statement Schedules:

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2006.

THE NASDAQ STOCK MARKET, INC.

By	/s/ Robert Greifeld
Name:	Robert Greifeld
Title:	Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated as of March 15, 2006.

Name	Title

/s/ Robert Greifeld Robert Greifeld	Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ David P. Warren David P. Warren	Chief Financial Officer (Principal Financial Officer)

/s/ Ronald Hassen Ronald Hassen	Controller (Principal Accounting Officer)

* H. Furlong Baldwin	Chairman of the Board

* Michael Casey	Director

* Daniel B. Coleman	Director

* Jeffrey N. Edwards	Director

* Lon Gorman	Director

* Patrick Healy	Director

* Glenn H. Hutchins	Director

* Merit E. Janow	Director

* John D. Markese	Director

Name	Title

* Thomas F. O’Neill	Director

* James S. Riepe	Director

* Arvind Sodhani	Director

* Thomas G. Stemberg	Director

* Deborah L. Wince-Smith	Director

*	Pursuant to Power of Attorney

By:	/s/ Edward S. Knight
Edward S. Knight Attorney-in-Fact

THE NASDAQ STOCK MARKET, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

The following consolidated financial statements of The Nasdaq Stock Market, Inc. and its subsidiaries are presented herein on the page indicated:

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

The Nasdaq Stock Market, Inc.

We have audited the accompanying consolidated balance sheets of The Nasdaq Stock Market, Inc. and subsidiaries (“Nasdaq” or the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nasdaq and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Nasdaq Stock Market, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

March 3, 2006

The Nasdaq Stock Market, Inc.

Consolidated Balance Sheets

(in thousands, except share and par value amounts)

	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$165,237	$58,186
Investments:
Available-for-sale, at fair value	179,369	174,913
Held-to-maturity, at amortized cost	—	28,600
Receivables, net	207,632	104,258
Receivables from related parties	18	3,229
Deferred tax assets	9,953	24,209
Other current assets	34,754	12,802

Total current assets	596,963	406,197
Held-to-maturity investments, at amortized cost	—	2,008
Property and equipment:
Land, buildings and improvements	60,920	97,322
Data processing equipment and software	179,991	205,279
Furniture, equipment and leasehold improvements	115,551	140,026

	356,462	442,627
Less accumulated depreciation and amortization	(233,886)	(268,787)

Total property and equipment, net	122,576	173,840
Non-current deferred tax assets	133,336	48,765
Goodwill	961,893	141,381
Intangible assets, net	215,478	40,786
Other assets	16,540	1,843

Total assets	$2,046,786	$814,820

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$118,884	$40,180
Accrued personnel costs	55,284	49,383
Deferred revenue	53,593	59,537
Other accrued liabilities	61,849	42,467
Current portion of debt obligations	7,500	—
Payables to related parties	28,218	16,749

Total current liabilities	325,328	208,316
Debt obligations	1,184,928	265,000
Accrued pension costs	25,841	25,671
Non-current deferred tax liabilities	95,151	29,514
Non-current deferred revenue	92,019	89,821
Other liabilities	69,514	39,935

Total liabilities	1,792,781	658,257
Minority interest	998	—
Stockholders’ equity
Common stock, $0.01 par value, 300,000,000 shares authorized, shares issued: 130,684,783 at December 31, 2005 and 130,653,191 at December 31, 2004; shares outstanding: 83,148,909 at December 31, 2005 and 78,973,085 at December 31, 2004	1,307	1,306
Preferred stock, 30,000,000 shares authorized, Series C Cumulative Preferred Stock: shares issued and outstanding: 953,470 at December 31, 2005 and 1,338,402 at December 31, 2004; Series D (at December 31, 2005) and Series B (at December 31, 2004): 1 share issued and outstanding	95,017	130,134
Additional paid-in capital	383,669	355,943
Common stock in treasury, at cost: 47,535,874 shares at December 31, 2005 and 51,680,106 shares at December 31, 2004	(613,369)	(662,002)
Accumulated other comprehensive loss	(1,290)	(1,056)
Deferred stock compensation	(4,930)	(1,030)
Common stock issuable	6,809	2,567
Retained earnings	385,794	330,701

Total stockholders’ equity	253,007	156,563

Total liabilities, minority interest and stockholders’ equity	$2,046,786	$814,820

See accompanying notes to the consolidated financial statements.

The Nasdaq Stock Market, Inc.

Consolidated Statements of Income

(in thousands, except per share amounts)

	Year Ended December 31,
	2005	2004	2003
Revenues
Market Services	$653,654	$334,517	$383,715
Issuer Services	226,033	205,821	204,186
Other	232	103	1,944

Total revenues	879,919	540,441	589,845
Cost of revenues
Liquidity rebates	255,501	38,114	—
Brokerage, clearance and exchange fees	98,407	17,731	—

Total cost of revenues	353,908	55,845	—

Gross margin	526,011	484,596	589,845

Expenses
Compensation and benefits	152,113	148,155	159,097
Marketing and advertising	9,036	12,790	19,515
Depreciation and amortization	66,986	76,336	89,983
Professional and contract services	29,147	23,709	37,544
Computer operations and data communications	62,388	98,903	125,618
Provision for bad debts	2,998	1,074	1,365
Occupancy	28,431	28,730	31,212
General and administrative	19,470	41,128	28,411

Total direct expenses	370,569	430,825	492,745
Elimination of non-core product lines, initiatives and severance	—	—	97,910
Nasdaq Japan impairment loss	—	—	(5,000)
Support costs from related parties, net	41,779	45,588	61,504

Total expenses	412,348	476,413	647,159

Operating income (loss)	113,663	8,183	(57,314)
Interest income	12,735	5,854	9,517
Interest expense	(20,338)	(11,484)	(18,555)
Minority interest	202	—	—

Operating income (loss) from continuing operations before income taxes	106,262	2,553	(66,352)
Income tax provision (benefit)	44,572	749	(21,240)

Net income (loss) from continuing operations	$61,690	$1,804	$(45,112)
Net income (loss) from discontinued operations, net of tax	—	9,558	(60,335)

Net income (loss)	$61,690	$11,362	$(105,447)

Net income (loss) applicable to common stockholders:
Net income (loss)	$61,690	$11,362	$(105,447)
Preferred stock:
Loss on exchange of securities	—	(3,908)	—
Dividends declared	(3,220)	(8,354)	(8,279)
Accretion of preferred stock	(3,377)	(926)	—

Net income (loss) applicable to common stockholders	$55,093	$(1,826)	$(113,726)

Basic and diluted net earnings (loss) per share:
Basic net earnings (loss) per share:
Continuing operations	$0.68	$(0.14)	$(0.68)
Discontinued operations	—	0.12	(0.77)

Total basic net earnings (loss) per share	$0.68	$(0.02)	$(1.45)

Diluted net earnings (loss) per share:
Continuing operations	$0.57	$(0.14)	$(0.68)
Discontinued operations	—	0.12	(0.77)

Total diluted net earnings (loss) per share	$0.57	$(0.02)	$(1.45)

See accompanying notes to consolidated financial statements.

The Nasdaq Stock Market, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

	Number of Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Common Stock in Treasury	Preferred Stock Series C and D (at 12/31/05) (B at 12/31/04)	Preferred Stock Series A and B	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Deferred Stock Compensation	Common Stock Issuable	Total
Balance, January 1, 2003	78,266,708	$1,305	$358,237	$(669,454)	$—	$133,840	$446,253	$(2,326)	$(1,920)	$4,937	$270,872
Net loss	—	—	—	—	—	—	(105,447)	—	—	—	(105,447)
Change in unrealized losses on available-for-sale investments, net of tax of $(340)	—	—	—	—	—	—	—	760	—	—	760
Foreign currency translation	—	—	—	—	—	—	—	1,948	—	—	1,948
Minimum pension liability, net of tax of $191	—	—	—	—	—	—	—	(296)	—	—	(296)

Comprehensive loss for the year ended December 31, 2003	—	—	—	—	—	—	—	—	—	—	(103,035)

Preferred stock dividends declared	—	—	—	—	—	—	(8,279)	—	—	—	(8,279)
Distribution to NASD for insurance agency	—	—	(139)	—	—	—	—	—	—	—	(139)
Restricted stock awards, net of forfeitures	—	—	—	—	—	—	—	—	868	(868)	—
Amortization and vesting of restricted stock	92,300	1	1,187	(148)	—	—	—	—	(50)	(1,188)	(198)
Other purchases of common stock by related parties or affiliated entities	124,911	—	(362)	1,837	—	—	—	—	—	—	1,475

Balance, December 31, 2003	78,483,919	$1,306	$358,923	$(667,765)	$—	$133,840	$332,527	$86	$(1,102)	$2,881	$160,696
Net income	—	—	—	—	—	—	11,362	—	—	—	11,362
Change in unrealized losses on available-for-sale investments, net of tax of $599	—	—	—	—	—	—	—	(920)	—	—	(920)
Foreign currency translation	—	—	—	—	—	—	—	232	—	—	232
Minimum pension liability, net of tax of $293	—	—	—	—	—	—	—	(454)	—	—	(454)

Comprehensive income for the year ended December 31, 2004	—	—	—	—	—	—	—	—	—	—	10,220

Exchange of securities	—	—	—	—	129,208	(133,840)	(3,908)	—	—	—	(8,540)
Accretion of preferred stock	—	—	—	—	926	—	(926)	—	—	—	—
Preferred stock dividends declared	—	—	—	—	—	—	(8,354)	—	—	—	(8,354)
Distribution to NASD for insurance agency	—	—	(290)	—	—	—	—	—	—	—	(290)
Restricted stock awards, net of forfeitures	—	—	—	—	—	—	—	—	(469)	469	—
Amortization and vesting of restricted stock	77,770	—	324	459	—	—	—	—	541	(783)	541
Stock options exercised	310,296	—	(2,303)	3,975	—	—	—	—	—	—	1,672
Other purchases of common stock by related parties or affiliated entities	101,100	—	(711)	1,329	—	—	—	—	—	—	618

Balance at December 31, 2004	78,973,085	$1,306	$355,943	$(662,002)	$130,134	$—	$330,701	$(1,056)	$(1,030)	$2,567	$156,563
Net income	—	—	—	—	—	—	61,690	—	—	—	61,690
Change in unrealized losses on available-for-sale investments, net of tax of $(253)	—	—	—	—	—	—	—	392	—	—	392
Foreign currency translation	—	—	—	—	—	—	—	(157)	—	—	(157)
Minimum pension liability, net of tax of $303	—	—	—	—	—	—	—	(469)	—	—	(469)

Comprehensive income for the year ended December 31, 2005	—	—	—	—	—	—	—	—	—	—	61,456

Partial redemption of preferred stock	—	—	—	—	(37,694)	—	(800)	—	—	—	(38,494)
Accretion of preferred stock	—	—	—	—	2,577	—	(2,577)	—	—	—	—
Preferred stock dividends declared	—	—	—	—	—	—	(3,220)	—	—	—	(3,220)
Distribution to NASD for insurance agency	—	—	(1,612)	—	—	—	—	—	—	—	(1,612)
Restricted stock awards, net of forfeitures	—	—	—	—	—	—	—	—	(5,258)	5,258	—
Amortization and vesting of restricted stock	114,669	1	(113)	1,128	—	—	—	—	1,358	(1,016)	1,358
Stock options exercised	4,131,058	—	20,163	53,109	—	—	—	—	—	—	73,272
Other purchases of common stock by related parties or affiliated entities	106,347	—	98	1,293	—	—	—	—	—	—	1,391
Transactions related to the acquisition and financing of the Instinet transaction	(176,250)	—	9,190	(6,897)	—	—	—	—	—	—	2,293

Balance at December 31, 2005	83,148,909	$1,307	$383,669	$(613,369)	$95,017	$—	$385,794	$(1,290)	$(4,930)	$6,809	$253,007

See accompanying notes to consolidated financial statements.

The Nasdaq Stock Market, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2005	2004	2003
Reconciliation of net income (loss) to cash provided by operating activities
Net income (loss)	$61,690	$11,362	$(105,447)
Net income (loss) from discontinued operations	—	9,558	(60,335)

Net income (loss) from continuing operations	61,690	$1,804	$(45,112)
Non-cash items included in net income (loss):
Depreciation and amortization	66,986	76,336	89,983
Amortization of restricted stock awards	1,358	541	(50)
Provision for bad debts	2,998	1,074	1,365
Charge on the restructuring of the $240.0 million convertible notes	7,393	—	—
Deferred taxes, net	3,469	26,970	2,103
Elimination of non-core product lines and initiatives	—	—	33,923
Other non-cash items included in net income (loss)	2,543	14,987	12,151
Net change in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	(20,083)	26,360	44,500
Receivables from related parties	3,211	5,104	2,513
Other assets	(24,961)	(4,284)	14,063
Accounts payable and accrued expenses	27,030	(2,132)	(31,672)
Accrued personnel costs	(2,864)	(1,323)	2,216
Deferred revenue	(3,746)	4,916	(22,256)
Other accrued liabilities	(4,113)	(21,069)	40,849
Obligation under capital leases	—	(1,607)	(7,815)
Payables to related parties	8,584	(13,951)	(5,766)
Accrued pension costs	488	(1,160)	3,273
Other liabilities	(9,080)	4,459	11,553

Cash provided by continuing operations	120,903	117,025	145,821
Cash provided by (used in) discontinued operations	—	—	(40,554)

Cash provided by operating activities	120,903	117,025	105,267
Cash flow from investing activities
Proceeds from redemptions of available-for-sale investments	559,200	240,881	212,725
Purchases of available-for-sale investments	(591,647)	(235,233)	(179,151)
Proceeds from maturities of available-for-sale investments	26,200	—	—
Proceeds from maturities of held-to-maturity investments	47,921	26,828	18,600
Proceeds from redemptions of held-to-maturity investments	14,781	—	—
Purchases of held-to-maturity investments	(32,009)	(29,058)	(18,453)
Acquisitions of businesses, net of cash and cash equivalents acquired	(970,467)	(190,000)	—
Capital contribution to Nasdaq LIFFE joint venture	—	—	(2,500)
Purchases of property and equipment	(25,402)	(26,029)	(31,595)
Proceeds from sales of property and equipment	18,040	11,299	143

Cash used in investing activities	(953,383)	(201,312)	(231)
Cash flow from financing activities
Proceeds from the issuances of debt obligations	955,000	—	—
Redemption of senior notes	(25,000)	—	(150,000)
Payments for treasury stock purchases	(73)	(85)	(148)
Issuances of common stock	52,930	2,273	996
Partial redemption of Series C Cumulative Preferred Stock	(38,494)	—	—
Preferred Stock dividends	(3,220)	(8,354)	(8,279)
Contribution to NASD	(1,612)	(290)	(139)

Cash provided by (used in) financing activities	939,531	(6,456)	(157,570)
Increase (decrease) in cash and cash equivalents	107,051	(90,743)	(52,534)

Cash and cash equivalents at beginning of year	58,186	148,929	201,463

Cash and cash equivalents at end of year	$165,237	$58,186	$148,929

Supplemental Disclosure Cash Flow Information
Cash paid for (received):
Interest	$15,705	$11,483	$15,851
Income taxes, net of refund	$37,061	$(49,986)	$(25,936)
Supplemental Disclosure Non-Cash Flow Activity
Exchange of preferred securities	$—	$(8,540)	$—

See accompanying notes to consolidated financial statements.

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements

1. Organization and Nature of Operations

Nasdaq is a leading provider of securities listing, trading and information products and services. Nasdaq operates The Nasdaq Stock Market, the largest electronic equity securities market in the United States, both in terms of number of listed companies and traded share volume. Nasdaq is a subsidiary of NASD. Prior to February 15, 2005, NASD owned 54.7% of Nasdaq including unexpired outstanding warrants to purchase Nasdaq’s common stock. On February 15, 2005, NASD’s ownership decreased to 33.7% as a result of the completion of an underwritten offering of common stock. At December 31, 2005 NASD’s ownership percentage of common stock decreased to 18.4% due to the exercise of outstanding warrants to purchase Nasdaq’s common stock (“warrant shares”) during 2005. On February 15, 2006, Nasdaq completed another underwritten offering of common stock further decreasing NASD’s ownership to 12.9%. See Note 11, “Related Party Transactions,” and Note 20, “Subsequent Events,” for further discussion. Although NASD’s ownership percentage has decreased, NASD still has voting control, including over warrant shares, and NASD consolidates Nasdaq’s financial position and results of operations in its consolidated financial statements based on its ownership of Nasdaq’s Series D Preferred Stock. Subsequent to Nasdaq becoming operational as a registered securities exchange, the Series D Preferred Stock will be automatically redeemed, NASD will no longer have voting control, and NASD will no longer consolidate Nasdaq in its consolidated financial statements.

Nasdaq is the parent company of Nasdaq Global Funds, Inc.; Nasdaq International Market Initiatives, Inc. (“NIMI”); Nasdaq Europe Planning Company, Limited; Nasdaq International, Ltd.; Nasdaq Canada, Inc.; Nasdaq Technology Services, LLC; as of September 7, 2004, Toll Associates LLC; as of January 1, 2005, Nasdaq Insurance Agency, LLC; and as of December 8, 2005, Norway Acquisition Corp., collectively referred to as “Nasdaq”. These entities are wholly-owned by Nasdaq. Nasdaq Global Funds is the sponsor of the Nasdaq-100 Trust. Nasdaq Global Funds (Ireland) Limited (“Nasdaq Ireland”) is a wholly-owned subsidiary of Nasdaq Global Funds. Nasdaq Ireland is the manager of The Nasdaq ETF Funds plc. NIMI is an entity that employed Nasdaq’s expatriates assigned to Nasdaq’s international subsidiaries. Nasdaq determined to dissolve Nasdaq Europe Planning and it was placed into members’ voluntary liquidation on July 27, 2005. Nasdaq expects Nasdaq Europe Planning to be completely dissolved by the end of the first quarter of 2006. Nasdaq International is a London-based marketing company. Nasdaq Canada is an extension of Nasdaq’s North American trading platform within Canada, which provides trading access in two provinces, Quebec and British Columbia. Nasdaq Technology is a company established in 2004 to provide software, hosting and disaster recovery services.

On December 8, 2005, Nasdaq completed the acquisition of Instinet Group Incorporated, subsequently renamed Norway Acquisition Corp., and the immediate sale of Instinet’s Institutional Brokerage division to an affiliate of SLP. As a result of these transactions Nasdaq owns Norway. Norway owns 100.0% of INET Holding Company, Inc. (“IHC”), which owns 100.0% of INET ATS, Inc. (“INET”), an electronic communication network and Island Execution Services, LLC, broker-dealers registered pursuant to the Securities Exchange Act of 1934.

On October 1, 2005, Nasdaq completed the acquisition of Carpenter Moore Insurance Services, Inc., a privately held, San Francisco-based insurance brokerage firm specializing in management liability. Carpenter Moore is a wholly-owned subsidiary of Nasdaq Insurance Agency.

On June 7, 2005, Nasdaq and Reuters announced the formation of the Independent Research Network (“IRN”), a new joint venture created to help public companies obtain independent analyst coverage. The IRN began operations in the third quarter of 2005.

On January 1, 2005, Nasdaq purchased the remaining 50.0% interest in the Nasdaq Insurance Agency from AIG NJV, Inc. for nominal consideration.

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

On September 7, 2004, Nasdaq completed its acquisition of Toll and affiliated entities from SunGard Data Systems Inc. Toll is a holding company that owns a 99.8% interest in Brut, LLC, the owner and operator of the Brut ECN, a broker-dealer registered under the Securities Exchange Act of 1934. Toll also holds a 100.0% interest in Brut Inc., which owns the remaining 0.2% interest in Brut and serves as its manager under an operating agreement. At December 31, 2005, Brut also owned Brut Europe Limited as a wholly-owned subsidiary. Nasdaq determined to dissolve Brut Europe Limited and it was placed into members’ voluntary liquidation on July 27, 2005. Nasdaq expects Brut Europe Limited to be completely dissolved by the end of the first quarter of 2006.

For further discussion of the above purchase acquisitions and combinations see Note 3, “Business Combinations.”

On October 31, 2003, Quadsan Enterprises, Inc., previously a wholly-owned subsidiary of Nasdaq that provided investment management services to Nasdaq, was merged with and into Nasdaq. Before December 18, 2003, Nasdaq owned a 63.0% interest in Nasdaq Europe, which had previously operated an equity market licensed in Brussels, Belgium. On December 18, 2003, Nasdaq transferred its interest in Nasdaq Europe to a third party. Also, on September 30, 2003, Nasdaq Global sold its 55.5% interest in IndigoMarkets to its partner SSI. See Note 4, “2005 and 2004 Cost Reductions and Strategic Review,” for further discussion.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Nasdaq and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Financial Statement Preparation

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year presentation.

Segments

Nasdaq manages, operates and provides its products and services in two business segments, our Market Services Segment and our Issuer Services Segment. For further discussion of Nasdaq’s segments, see Note 18, “Segments.”

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and all non-restricted highly liquid investments with original maturities of three months or less at the time of purchase. Such equivalent investments included in cash and cash equivalents in the Consolidated Balance Sheets were $159.1 million and $52.9 million at December 31, 2005 and 2004, respectively. Cash equivalents are carried at cost plus accrued interest, which approximates fair value due to the short maturities of these instruments.

Investments

Under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” management determines the appropriate classification of investments at the time of purchase. Investments for which Nasdaq

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

does not have both the intent and ability to hold to maturity are classified as “available-for-sale” and are carried at fair market value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Fair value is determined based on quoted market prices when available, or if quoted market prices are not available, on discounted expected cash flows using market rates commensurate with the credit quality and maturity of the investment. Investments for which Nasdaq has the intent and ability to hold to maturity are classified as “held-to-maturity” and are carried at amortized cost. The amortized cost of debt securities classified as held-to-maturity or available-for-sale is adjusted for amortization of premiums and accretion of discounts, which are included in interest income in the Consolidated Statements of Income. Realized gains and losses on sales of securities are included in earnings using the specific identification method.

Nasdaq regularly monitors and evaluates the realizable value of its securities portfolio. When assessing securities for other-than-temporary declines in value, Nasdaq considers such factors as, among other things, the duration for which the market value had been less than cost, the performance of the investee’s stock price in relation to the stock price of its competitors within the industry and the market in general, any news that has been released specific to the investee and the outlook for the overall industry in which the investee operates. Nasdaq also reviews the financial statements of the investee to determine if the investee is experiencing financial difficulties. If events and circumstances indicate that a decline in the value of these assets has occurred and is deemed to be other-than-temporary, the carrying value of the security is reduced to its fair value and the impairment is charged to earnings.

Receivables, net

Nasdaq’s receivables are concentrated with NASD member firms, market data vendors and Nasdaq-listed companies. Receivables are shown net of reserves for uncollectible accounts. The reserve for bad debts is maintained at a level that management believes to be sufficient to absorb estimated losses in the accounts receivable portfolio. The reserve is increased by the provision for bad debts which is charged against operating results and decreased by the amount of charge-offs, net of recoveries. The amount charged against operating results is based on several factors including, but not limited to, a continuous assessment of the collectibility of each account, the length of time a receivable is past due and our historical experience with the particular customer. In circumstances where a specific customer’s inability to meet its financial obligations is known (i.e., bankruptcy filings), we record a specific provision for bad debts against amounts due to reduce the receivable to the amount we reasonably believe will be collected. Due to changing economic, business and market conditions, we review the reserve for bad debts monthly and make changes to the reserve through the provision for bad debts as appropriate. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to pay), our estimates of recoverability could be reduced by a material amount. Total reserves netted against receivables in the Consolidated Balance Sheets were $7.2 million and $3.2 million at December 31, 2005 and 2004, respectively.

Related Party Transactions

Related party receivables and payables are the result of various transactions between Nasdaq and its affiliates. Receivables from related parties relates to cash disbursements funded by us on behalf of Nasdaq’s affiliates. Payables to related parties are comprised primarily of the regulation charge from NASDR, a wholly-owned subsidiary of NASD. NASDR charges Nasdaq for costs incurred related to Nasdaq market regulation and enforcement.

Deposits

Other current assets include $4.2 million and $2.0 million of deposits at December 31, 2005 and 2004, respectively. These deposits which are held at clearing organizations and clearing brokers are for Brut and INET and serve primarily for clearance and settlement services.

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

Property and Equipment, net

Property and equipment, including leasehold improvements, are carried at cost less accumulated depreciation and amortization. Land is recorded at cost. Depreciation and amortization are generally recognized over the estimated useful lives of the related assets. Estimated useful lives generally range from 10 to 40 years for buildings and improvements, two to five years for data processing equipment and software and five to 10 years for furniture and equipment. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining term of the related lease. Depreciation and amortization are computed by the straight-line method. Depreciation and amortization expense for property and equipment was $28.4 million, $71.3 million and $81.9 million for the year ended December 31, 2005, 2004 and 2003, respectively. These amounts are included in depreciation and amortization expense in the Consolidated Statements of Income.

At December 31, 2004, property and equipment, net also included an asset held-for-sale with a carrying value of $17.6 million, related to an owned building in Rockville, Maryland. In June 2005, Nasdaq completed the sale of the building to NASD for $17.8 million. See Note 4, “2005 and 2004 Cost Reductions and Strategic Review,” and Note 11, “Related Party Transactions,” for further discussion.

Property and equipment, net included a capital lease of $6.4 million and accumulated amortization of $4.8 million at December 31, 2003. Nasdaq’s capital lease expired in February 2004.

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of a business acquired. Goodwill is tested for impairment at the reporting unit level annually, or in interim periods if certain events occur indicating that the carrying value may be impaired. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill is less than the carrying value. The fair value for goodwill is determined based on discounted cash flows. Nasdaq completed the required annual impairment test, which resulted in no impairment of goodwill in 2005.

Intangible Assets, net

Intangible assets, net, which primarily include technology and customer relationships, are amortized on a straight-line basis over their estimated average useful lives, ranging from 1 year to 20 years. Upon the adoption of SFAS 142, “Goodwill and Other Intangible Assets,” intangible assets deemed to have indefinite useful lives are not amortized and are subject to annual impairment tests. Impairment exists if the carrying value of the indefinite-lived intangible asset exceeds its fair value. For finite lived intangible assets subject to amortization, impairment is considered upon certain “triggering events” and is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible asset.

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

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

Nasdaq recorded write-downs for property and equipment of $7.4 million related to long-lived assets held-for-sale in the fourth quarter of 2004, related to an owned building. This charge is included in general and administrative expense in the Consolidated Statements of Income. See Note 4, “2005 and 2004 Cost Reductions and Strategic Review,” for further discussion.

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

Market Services Revenues

Nasdaq Market Center

Pursuant to EITF 99-19, Nasdaq records execution revenues from transactions executed through Brut and INET on a gross basis in revenues and records expenses such as liquidity rebate payments as cost of revenues as both Brut and INET act as principal. All indicators of gross vs. net reporting for Brut and INET have been considered. However, the following are the primary indicators of gross reporting for Brut and INET:

•	Primary Obligor and Risk of Loss: Brut and INET, Alternative Trading Systems, are registered with the SEC as a broker-dealer. Brut and INET, as broker-dealers, act as principal to the transactions executed through the respective ECN, which exposes both Brut and INET to clearance and settlement risk.

Before the second quarter of 2005, Nasdaq reported other execution revenues net of liquidity rebates since Nasdaq does not act as principal. All indicators of gross vs. net reporting contained in EITF 99-19 were considered. However, the following were considered as the primary indicators of net reporting for Nasdaq’s other execution revenues:

•	Primary Obligor: Nasdaq, through the order-execution system of The Nasdaq Market Center, is not the counterparty and does not act on a principal basis on any trades executed through its system. Therefore, Nasdaq does not take securities positions and does not record in its books and records the value of the securities executed on this market. The buyer and seller for each transaction executed on The Nasdaq Market Center are responsible for clearance and settlement of the transaction, through NSCC directly or a clearing broker that is a participant in NSCC, and reflect the positions on their respective books and records. Therefore, Nasdaq does not have any settlement risk; this risk is assumed by the market participants transacting through Nasdaq’s system.

•

Risk of Loss: Under NASD Rule 4705, Nasdaq historically disclaimed any liability for losses arising from malfunctions of The Nasdaq Market Center. This rule eliminated liability or risk of loss to Nasdaq for system failures. However, in the second quarter of 2005, under Nasdaq’s new Limitation of Liability

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

Rule, Nasdaq, subject to certain caps, provides compensation for losses due to malfunctions of the order-execution systems of The Nasdaq Market Center as follows:

(1)	For one or more claims made by a single market participant related to the use of The Nasdaq Market Center on a single trading day, compensation would be limited to the larger of $100,000, or the amount of any recovery obtained by Nasdaq under any applicable insurance policy;

(2)	For the aggregate of all claims made by all market participants related to the use of The Nasdaq Market Center on a single trading day, compensation would be limited to the larger of $250,000, or the amount of the recovery obtained by Nasdaq under any applicable insurance policy; and

(3)	For the aggregate of all claims made by all market participants related to the use of The Nasdaq Market Center during a single calendar month, compensation would be limited to the larger of $500,000, or the amount of the recovery obtained by Nasdaq under any applicable insurance policy.

If all the claims arising out of the use of The Nasdaq Market Center cannot be fully satisfied because together they exceed the maximum amount of compensation dollars available, then available monies will be allocated on a proportional basis among all the claims arising on a single trading day or during a single calendar month, as applicable. All claims for compensation must be made in writing and submitted to Nasdaq no later than the opening of trading on the next business day after the day on which the use of Nasdaq’s facilities gave rise to the compensation claim.

Nasdaq applies the new Limitation of Liability Rule in a non-discriminatory manner, and believes that the proposed rule change provides a uniform non-discriminatory method to compensate The Nasdaq Market Center users for losses arising from system malfunctions in the order execution process. Therefore, pursuant to EITF 99-19, Nasdaq has recorded all execution revenues from transactions executed through The Nasdaq Market Center on a gross basis in execution and trade reporting revenues and has recorded liquidity rebate payments as cost of revenues as Nasdaq now has certain risk associated with trade execution subject to rule limitations and caps. This rule change in fact was made on a prospective basis beginning April 1, 2005 as required under United States GAAP. Nasdaq does not record a liability for any potential claims that may be submitted unless they meet the provisions of SFAS 5 “Accounting for Contingencies”. As such, losses arising as a result of the rule are accrued and charged to expense only if the loss is probable and estimable. This rule change did not have a material impact on the consolidated financial position or results of operations of Nasdaq in the second, third or fourth quarters of 2005.

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

The most significant component of Nasdaq Market Services Subscriptions revenues presented on a net basis in accordance with EITF 99-19 is the UTP Plan revenue sharing. All indicators of gross vs. net reporting pursuant to EITF 99-19 have been considered in analyzing the appropriate presentation of UTP Plan revenue sharing. However, the following are the primary indicators of net reporting:

•

Primary Obligor: Nasdaq is the Securities Information Processor for the UTP Plan, in addition to being a participant in the UTP Plan. In its unique role as Securities Information Processor, Nasdaq only

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

facilitates the collection and dissemination of revenues on behalf of the UTP Plan participants. As a participant, Nasdaq shares in the net distribution of revenue according to the plan on the same terms as all other plan participants.

•	Risk of Loss/Credit Risk: Risk of loss on the revenue is shared equally among plan participants according to the UTP Plan.

•	Price Latitude: The Operating Committee of the UTP Plan which is comprised of representatives from each of the participants, including Nasdaq solely in its capacity as a UTP Plan participant, is responsible for setting the level of fees to be paid by vendors, subscribers and taking action in accordance with the provisions of the UTP Plan, subject to SEC approval.

Issuer Services Revenues

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

Corporate Client Group revenues also include commission income from Nasdaq Insurance Agency. Commission income is recognized when coverage becomes effective, the premium due under the policy is known or can be reasonably estimated, and substantially all required services related to placing the insurance have been provided. The effect on income of subsequent premium adjustments, including policy cancellations, is recorded when the adjustment is known. Fee income for services other than placement of insurance coverage is recognized as those services are provided. Broker commission adjustments and commissions on premiums billed directly by underwriters are recognized when such amounts can be reasonably estimated.

For Nasdaq Financial Products’ revenues, Nasdaq receives license fees for its trademark licenses related to the QQQ and other financial products linked to Nasdaq indexes issued in the United States and abroad. Nasdaq primarily has two types of license agreements, transaction-based licenses and asset-based licenses. Transaction-based licenses are generally renewable long-term agreements. Customers are charged based on transaction volume or a minimum contract amount, or both. If a customer is charged based on transaction volume, Nasdaq recognizes revenue when the transaction occurs. If a customer is charged based on a minimum contract amount, Nasdaq recognizes revenue on a pro-rata basis over the licensing term. Asset-based licenses are also generally long-term agreements. Customers are charged based on a percentage of assets under management for licensed products, per the agreement, on a monthly or quarterly basis. These revenues are recorded on a monthly or quarterly basis over the term of the license agreement. Recognition of licensing revenues is consistent with SAB Topic 13 as follows:

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

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

Stock Compensation

Nasdaq accounts for stock option grants in accordance with APB 25. Nasdaq grants stock options with an exercise price equal to the fair market value of the stock at the date of the grant, and accordingly, recognizes no compensation expense related to option grants.

As required under SFAS 123 and SFAS 148 “Accounting for Stock-Based Compensation—Transition and Disclosure,” the pro forma effects of share-based payments on net income and earnings per share as if the fair value method had been applied in measuring compensation expense are provided in Note 10, “Stock Compensation and Stock Awards.”

In December 2004, the FASB issued SFAS 123(R), which revises SFAS 123, supersedes APB 25 and amends SFAS 95. See Future Accounting Requirements in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

Deferred Revenue

Deferred revenue represents cash received and billed receivables for the Corporate Client Group, which are unearned until services are provided. See Note 6, “Deferred Revenue,” for further discussion.

Advertising Costs

Nasdaq expenses advertising costs, which include media advertising and production costs, in the periods in which the costs are incurred. Media advertising and production costs included as marketing and advertising expense in the Consolidated Statements of Income totaled $3.7 million, $6.3 million and $9.7 million for the year ended December 31, 2005, 2004 and 2003, respectively.

Software Costs

Significant purchased application software and operational software that are an integral part of computer hardware are capitalized and amortized on a straight-line basis over their estimated useful lives, generally two to five years. All other purchased software is charged to expense as incurred.

The provisions of SOP 98-1 require certain costs incurred in connection with developing or obtaining internal use software to be capitalized. Unamortized capitalized software development costs of $32.4 million and $53.7 million at December 31, 2005 and 2004, respectively, are carried in data processing equipment and software in the Consolidated Balance Sheets. Amortization of costs capitalized under SOP 98-1 totaled $30.2 million, $18.9 million and $15.9 million for 2005, 2004 and 2003, respectively. These amounts are included in depreciation and amortization expense in the Consolidated Statements of Income. Additions to capitalized software were $8.9 million and $11.1 million in 2005 and 2004, respectively.

Income Taxes

Nasdaq and its eligible subsidiaries file a consolidated U.S. federal income tax return and all applicable state and local returns. Nasdaq uses the asset and liability method required by SFAS 109, “Accounting for Income Taxes,” to provide income taxes on all transactions recorded in the consolidated financial statements. Deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities (i.e., temporary differences) and are measured at the enacted rates that will be in effect when these differences are realized. If necessary, a valuation allowance is established to reduce deferred tax assets to the amount that is more likely than not to be realized.

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

3. Business Combinations

Purchase Acquisitions and Combinations

Nasdaq completed the following acquisitions and asset purchases in 2005 and 2004:

•	Acquisition of Instinet Group, December 8, 2005—Through this acquisition, we acquired the INET ECN. We expect to migrate our existing Nasdaq and Brut trading platforms to the INET platform by the fourth quarter of 2006.

•	Acquisition of Carpenter Moore, October 1, 2005—We acquired Carpenter Moore to increase Nasdaq’s depth of brokerage expertise in directors and officers, errors and omissions and other management liability insurance products and to expand the regional coverage by Nasdaq’s insurance business through Carpenter Moore’s unique co-brokerage distribution model. Nasdaq’s acquisition encompasses four of Carpenter Moore’s geographic locations, including California, Texas, Minnesota and Massachusetts.

•	Purchase of remaining 50.0% interest in the Nasdaq Insurance Agency, January 1, 2005—Nasdaq purchased the remaining 50.0% interest in the Nasdaq Insurance Agency from AIG. The purchase did not have any impact on the operations of the agency. As of January 1, 2005, Nasdaq consolidated Nasdaq Insurance Agency’s financial position and results of operations in its consolidated financial statements. Before January 1, 2005, Nasdaq accounted for its investment in Nasdaq Insurance Agency under the equity method of accounting.

•	Acquisition of Brut, September 7, 2004—We acquired Brut to enhance our execution quality, provide additional quote information and create a deeper pool of liquidity in Nasdaq-listed securities and securities listed on other exchanges.

The following table presents a summary of the acquisitions and asset purchases in 2005 and 2004:

	Purchase Consideration		Total Net (Liabilities) Assets Acquired(1)	Purchased Intangible Assets	Goodwill
	(in thousands)
2005
INET	$968,900		$(3,100)	$172,870	$799,130
Carpenter Moore	27,500	(2)	240	8,600	18,660
Nasdaq Insurance Agency	—		(1,577)	1,000	577

Total for 2005	996,400		(4,437)	182,470	818,367

2004
Brut	190,000		6,270	42,000	141,730

Total	$1,186,400		$1,833	$224,470	$960,097

(1)	We acquired net assets of INET totaling $64.7 million and recorded non-current deferred tax liabilities of $67.8 million related to INET’s intangible assets resulting in total net liabilities acquired of $3.1 million. We acquired net assets of Carpenter Moore totaling $2.5 million and recorded non-current deferred tax liabilities of $2.3 million related to Carpenter Moore’s intangible assets resulting in total net assets of $0.2 million.

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

(2)	Includes $11.8 million held in escrow for post-closing settlement adjustments. This balance will be paid over the next three years in accordance with the purchase agreement.

As of September 7, 2005, Nasdaq finalized the allocation of the purchase price for the acquisition of Brut accept for related tax adjustments. The purchase price allocation for Nasdaq’s other acquisitions and asset purchases will be finalized within one year from the purchase date. Nasdaq expects future adjustments related to taxes and settlement of post-closing adjustments.

The consolidated financial statements include the operating results of each business from the date of acquisition. Unaudited pro forma combined historical results for the years ended December 31, 2005 and 2004 are included in the table below. For the year ended December 31, 2005 and 2004 the unaudited pro forma combined historical results combine the historical consolidated statements of income of Nasdaq, Brut and INET, giving effect to the acquisitions as if they had occurred on January 1, 2005 and 2004, respectively. The acquisitions of Carpenter Moore and Nasdaq Insurance Agency are not included in these pro forma results as these acquisitions were not considered significant under Regulation S-X.

	Year Ended December 31,
	2005	2004
	(in thousands, except per share amounts)
Revenues	$1,286,467	$1,096,701
Gross margin	641,893	624,328
Net income from continuing operations	90,743	13,271
Basic earnings per share	$1.04	$0.00
Diluted earnings per share	$0.83	$0.00

The pro forma results include amortization of the intangible assets presented above and the elimination of intercompany transactions had Nasdaq, Brut and INET acted as a combined company. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been completed as of the beginning of 2004, nor are they necessarily indicative of future consolidated results.

Purchased Intangible Assets

The following table presents the details of the purchased intangible assets acquired during 2005 and 2004:

	Technology			Customer Relationships		Other		Total
	Estimated Useful Life (in Years)		Amount	Estimated Useful Life (in Years)	Amount	Estimated Useful Life (in Years)	Amount	Amount
	(in thousands, except years)
2005
INET	5		$9,400	13	$163,100	1	$370	$172,870
Carpenter Moore	10		1,000	20	6,000	4.5	1,600	8,600
Nasdaq Insurance Agency	—		—	7	1,000	—	—	1,000

Total for 2005			10,400		170,100		1,970	182,470

2004
Brut	10	(1)	15,700	10	26,300	—	—	42,000

Total			$26,100		$196,400		$1,970	$224,470

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

(1)	The Brut technology software license was originally amortized over an estimated useful life of ten years on a straight-line basis. As a result of Nasdaq’s acquisition of INET and Nasdaq’s plans to replace Brut’s technology with INET technology, a recoverability test was performed pursuant to SFAS 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” as the acquisition and planned technology retirement was deemed an impairment “triggering event”. As a result of the recoverability test, Nasdaq determined that the Brut technology software license was not impaired. However, as a result of the plans, Nasdaq changed the estimated useful life of the technology software license to nine months, consistent with the planned implementation of INET technology.

The following tables present details of Nasdaq’s total purchased intangible assets by business segment:

December 31, 2005

	Market Services		Issuer Services		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
	(in thousands)
Technology	$25,100	$(4,083)	$1,000	$(25)	$26,100	$(4,108)	$21,992
Customer relationships	189,400	(4,557)	7,000	(218)	196,400	(4,775)	191,625
Other	370	(23)	1,600	(86)	1,970	(109)	1,861

Total	$214,870	$(8,663)	$9,600	$(329)	$224,470	$(8,992)	$215,478

December 31, 2004

	Market Services		Issuer Services		Other	Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
	(in thousands)
Technology	$15,700	$(666)	$—	$—	$—	$15,700	$(666)	$15,034
Customer relationships	26,300	(935)	—	—	—	26,300	(935)	25,365
Pension intangible asset	—	—	—	—	318	318	—	318
Other	—	—	350	(281)	—	350	(281)	69

Total	$42,000	$(1,601)	$350	$(281)	$318	$42,668	$(1,882)	$40,786

Amortization expense for purchased intangible assets was $7.5 million, $1.7 million and $1.3 million for the year ended December 31, 2005, 2004 and 2003, respectively.

The estimated future amortization expense of purchased intangible assets as of December 31, 2005 is as follows:

(in thousands)
2006	$30,214
2007	18,064
2008	17,864
2009	17,833
2010	17,565
Thereafter	113,938

Total	$215,478

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

Goodwill

The following table outlines the changes in goodwill by business segment:

	Balance December 31, 2004	Acquired/Purchase Price Adjustments	Balance December 31, 2005
	(in thousands)
Market Services	$141,381	$799,894	$941,275
Issuer Services	—	20,618	20,618

Total	$141,381	$820,512	$961,893

The increase in goodwill in 2005, primarily relates to the acquisitions discussed above and settlement of post-closing adjustments related to the acquisition of Brut.

Nasdaq expects to deduct approximately $9.5 million of goodwill for income tax purposes for the year ended December 31, 2005.

Acquisition of Joint Venture

•	Independent Research Network Joint Venture, June 7, 2005—Nasdaq and Reuters announced the formation of the IRN, a new joint venture created to help public companies obtain independent analyst coverage. The IRN’s business plan is to aggregate multiple, independent research providers to procure and distribute equity research on behalf of under-covered companies to increase the market’s understanding of a company’s fundamental prospects. The service will be targeted to all companies listed in the U.S. as well as private companies looking for research coverage.

To fund the operations of the IRN, Nasdaq and Reuters contributed $1.8 million and $1.2 million, respectively, in July 2005. The IRN began operations in the third quarter of 2005 and Nasdaq consolidated IRN’s financial position and results of operations. At December 31, 2005, Nasdaq recorded minority interest of approximately $1.0 million in the Consolidated Balance Sheets for Reuters’ share of IRN’s equity.

4. 2005 and 2004 Cost Reductions and Strategic Review

2005 and 2004 Cost Reductions

During 2005 and 2004, in connection with actions we took to improve our operational efficiency, we incurred expenses of approximately $20.0 million and $62.6 million, respectively. The following table summarizes the cost reduction charges included in the Consolidated Statements of Income:

	Year Ended December 31,
	2005	2004
	(in millions)
Real estate consolidation, net	$(5.4)	$29.0
Reductions in force	4.6	9.4
Technology migration	20.8	24.2

Total cost reduction charges	$20.0	$62.6

Real Estate Consolidation

During 2004, Nasdaq’s management re-evaluated all of Nasdaq’s owned and leased real estate and determined that Nasdaq would consolidate staff into fewer locations and save significant costs. As part of this

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

re-evaluation, management decided not to occupy expansion space that it had leased at Nasdaq’s headquarters in New York. As a result, for the year ended December 31, 2004, Nasdaq recorded charges of $29.0 million. However, as a result of the acquisition of INET, management has now determined that Nasdaq will occupy the expansion space for INET operations. As a result of this decision, we recorded a release of part of the sublease loss reserve recorded in 2004, which resulted in a net benefit of $5.4 million for the year ended December 31, 2005. More detail on our lease at our headquarters, as well as our other leased, subleased and owned properties is provided below.

New York

As of December 31, 2003 Nasdaq had a sublease loss reserve of $20.5 million related to its leased property at 1500 Broadway. In 2004, Nasdaq signed subleases for all of its space at 1500 Broadway. At December 31, 2005 and 2004, Nasdaq updated the sublease loss estimate based on current assumptions and known sublease incomes and recorded an additional loss of $1.7 million and $1.2 million, respectively, to general and administrative expense in the Consolidated Statements of Income. In 2005, the additional loss recorded was primarily due to an increase in real estate taxes as a result of a reassessment of the building. The additional loss recorded in 2004 was primarily due to a change in the assumption of sublease term commencement dates.

During 2004, Nasdaq recorded a sublease loss reserve of $12.8 million, included in general and administrative expense in the Consolidated Statements of Income, for expansion space at its headquarters in New York, which was to commence on October 1, 2004. Nasdaq began marketing the expansion space for sublease during the third quarter of 2004. Nasdaq is obligated under the terms of the expansion space lease to pay $33.9 million over the remaining life of the lease. As a result of the INET acquisition and the Company’s intention to occupy the expansion space, Nasdaq released the sublease loss reserve recorded for the expansion space which totaled $12.1 million, net of rental payments, in the fourth quarter of 2005, which is also recorded in general and administrative expense in the Consolidated Statements of Income.

In the fourth quarter of 2004, Nasdaq’s management decided to consolidate additional space at its headquarters in New York and recorded an additional estimated sublease loss reserve of $4.8 million for such space. This charge is included in general and administrative expense in the Consolidated Statements of Income. Nasdaq is obligated under the terms of this lease to pay $12.6 million over the remaining useful life of the lease. In 2005, Nasdaq signed a sublease for this space with NASD.

New Jersey

As a part of Nasdaq’s strategic review, Nasdaq vacated the space Nasdaq Tools occupied at 15 Exchange Place, Jersey City, New Jersey. As of December 31, 2003 Nasdaq was obligated under the terms of this lease to pay $2.8 million over the remaining life of the lease and recorded a sublease loss reserve of $1.2 million, which is included in the elimination of non-core product lines, initiatives and severance in the Consolidated Statements of Income. At December 31, 2005 and 2004, Nasdaq updated the sublease loss reserve based on current assumptions and recorded an additional loss of $0.6 million and $0.2 million, respectively, to general and administrative expense in the Consolidated Statements of Income.

Maryland

During 2003, Nasdaq decided to vacate part of the space it occupies in Rockville, Maryland located at 9600 Blackwell Road and recorded a sublease loss reserve of $2.3 million, which is included in general and administrative expense in the Consolidated Statements of Income. Nasdaq’s management re-evaluated its decision to vacate the space at 9600 Blackwell and decided instead to sell the building it owned and occupied in

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

Rockville, Maryland located at 9513 Key West Avenue. Based on Nasdaq’s management’s revised decision, Nasdaq released the sublease loss reserve recorded for 9600 Blackwell which totaled $1.9 million, net of rental payments, in September 30, 2004, which is recorded in general and administrative expense in the Consolidated Statements of Income.

Nasdaq began actively marketing the 9513 Key West building for sale in the fourth quarter of 2004 and in June 2005 completed the sale of the building to NASD for $17.8 million. During the fourth quarter of 2004, Nasdaq recognized a $7.4 million loss, which is included in general and administrative expense in the Consolidated Statement of Income, on the write-down of the building’s carrying amount to fair market value less cost to sell. Fair value was determined using a quoted market price from an independent third party. The building was classified as held-for-sale and was included in land, buildings and improvements in the Consolidated Balance Sheets with a carrying value of $17.6 million at December 31, 2004. This facility was Nasdaq’s disaster recovery site. In September 2005, Nasdaq relocated its disaster recovery site to a third party outsource facility. As a result of vacating the Key West building, Nasdaq recorded $2.1 million of accelerated depreciation for certain assets for the year ended December 31, 2005.

Connecticut

In 2004, Nasdaq also evaluated its real estate needs in Trumbull, Connecticut. Nasdaq currently owns and occupies a building located at 80 Merritt Boulevard and leases and occupies another building located at 35 Nutmeg Drive. Nasdaq’s management determined that based on staff reductions, all employees in Trumbull would consolidate into Nasdaq’s building at 80 Merritt Boulevard. Although Nasdaq’s lease at 35 Nutmeg Drive terminates in July 2008, Nasdaq planned on moving all employees from 35 Nutmeg Drive to 80 Merritt Boulevard before the end of the lease. To accommodate all employees in the Merritt building, two data center spaces were converted into office space. The data centers ceased being used by the end of the first quarter of 2005, and accordingly, Nasdaq began accelerating the data centers’ fixed assets and leasehold improvements over the new estimated useful life. Nasdaq recorded $4.5 million of accelerated depreciation for the data center assets for the year ended December 31, 2004 and recorded an additional $2.3 million in the first quarter of 2005. As a result of the acquisition of INET, Nasdaq’s management continues to evaluate its real estate needs in Connecticut which may result in additional consolidations and charges in 2006.

Sublease Loss Reserves

At December 31, 2005 and 2004, the estimated sublease loss reserve for all subleased properties was approximately $23.2 million and $36.7 million, respectively, and are included in accounts payable and accrued expenses and other liabilities in the Consolidated Balance Sheets. The reserve is adjusted throughout the year to reflect interest accretion, rental payments made during the year, depreciation on leasehold improvements if applicable and sublease receipts. The estimated losses were calculated using a 7.5% net discount rate and estimated sublease terms ranging from 5 years to 20 years at estimated market rates.

Reductions in Force

During the year ended December 31, 2005 and 2004, 69 and 172 positions were eliminated associated with staff reduction plans, respectively, and Nasdaq recorded charges of $4.6 million and $9.4 million for severance and outplacement costs, respectively, which is included in compensation and benefits expense in the Consolidated Statements of Income. Nasdaq paid approximately $5.8 million and $4.9 million during the year ended December 31, 2005 and 2004, respectively, for these severance and outplacement costs from the staff reduction plans. Nasdaq expects to pay the remainder of the severance and outplacement costs by the end of the third quarter of 2007. Total headcount increased from 786 employees at December 31, 2004 to 865 employees at

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005 as a result of employees acquired in the INET, Carpenter Moore and Nasdaq Insurance Agency transactions, partially offset by staff reductions.

Technology Migration

As a result of a continued review of its technology infrastructure in 2005 and 2004, Nasdaq shortened the estimated useful life of certain assets and changed the lease terms on certain operating leases associated with its quoting platform and its trading and quoting network as it migrates to lower cost operating environments, which resulted in incremental depreciation and amortization expense. The incremental depreciation and amortization expense associated with these assets was $4.2 million for the year ended December 31, 2005 and $18.7 million for the year ended December 31, 2004, which included both incremental depreciation and amortization expense on these assets as well as the operating leases.

In November 2004, Nasdaq purchased a technology platform held-for-sale and owned by Easdaq, for €1.9 million ($2.4 million). Additionally, in order to make use of the purchased technology platform, Nasdaq purchased a license for the use of certain software for $0.5 million. Nasdaq had a multi-year initiative to migrate The Nasdaq Market Center applications to lower cost operating environments and processes. The purchased platform was intended to provide a baseline of functionality for The Nasdaq Market Center. As a result of the migration initiative, Nasdaq shortened the estimated useful life of its then-current application platform and, in addition to the incremental depreciation and amortization expense of $4.2 million and $18.7 million discussed above, Nasdaq recorded incremental amortization expense of $10.8 million and $2.9 million for the year ended December 31, 2005 and 2004, respectively.

As a result of the acquisition of INET, Nasdaq will now migrate The Nasdaq Market Center to INET’s lower cost trading system by the fourth quarter of 2006. Nasdaq believes that INET’s technology platform will enable us to compete more effectively and deliver increased capabilities demanded by our customers. Therefore, beginning December 8, 2005, Nasdaq recorded additional amortization expense of $5.8 million due to a change in estimated useful life of some of The Nasdaq Market Center assets including the purchased technology platform from Easdaq and Nasdaq’s current application platform. The additional amortization expense also includes a change in estimated useful life of the Brut technology license intangible asset as Nasdaq will no longer use this technology license once the migration to INET’s trading platform is completed.

In October 2004, Nasdaq entered into an agreement for technology equipment and also renegotiated related operating leases with a major vendor. Nasdaq sold equipment with a net book value of $13.6 million and entered into a three year lease agreement which included new upgraded equipment. Nasdaq received $11.0 million in cash from the vendor and recognized a $2.6 million loss on this transaction, which is included in general and administrative expense in the Consolidated Statements of Income. Nasdaq paid $8.2 million and $1.6 million in 2005 and 2004, respectively, and will pay $0.4 million in both 2006 and 2007 under the terms of the lease agreement. Nasdaq also upgraded related leased equipment and entered into a new three year operating lease and extended the terms of license and maintenance agreements. Under the terms of the operating lease and license and maintenance agreements, Nasdaq paid $15.3 million and $11.2 million in 2005 and 2004, respectively, and will pay $9.0 million and $3.0 million in 2006 and 2007, respectively.

Strategic Review

During the second quarter of 2003, Nasdaq announced the results of a strategic review of its operations designed to position Nasdaq for improved profitability and growth. This strategic review included the elimination of non-core product lines and initiatives and resulted in a reduction in Nasdaq’s workforce. For the year ended December 31, 2003, a total pre-tax charge to earnings of $145.5 million was recorded. The net impact to Nasdaq was a total pre-tax charge of $143.5 million. The difference represented costs absorbed by minority shareholders

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

of Nasdaq Europe. The charge recorded reflects the completion of the costs associated with Nasdaq’s strategic review. The total charge of $145.5 million included $97.9 million from continuing operations and $47.6 million from discontinued operations related to Nasdaq Europe and IndigoMarkets. See Note 19, “Discontinued Operations,” for further discussion.

The liability for strategic review costs are recorded in other accrued liabilities and accrued personnel costs in the current liabilities section and in other liabilities in the non-current liabilities section of the Consolidated Balance Sheets. Nasdaq funded the majority of these reserves, except for a $4.6 million contract payment which was paid in January 2006 and other contractual sublease obligations that will continue through 2010.

	Severance for U.S. Employees	Products & Other	Total
	(in millions)
Accrued liabilities associated with the strategic review as of December 31, 2004	$5.4	$0.9	$6.3
Cash payments	(0.7)	(0.5)	(1.2)
Other	—	0.7	0.7

Accrued liabilities associated with the strategic review as of December 31, 2005	$4.7	$1.1	$5.8

For further discussion of the strategic review, see Elimination of Non-Core Product Lines, Initiatives and Severance in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

5. Investments

Investments consist of U.S. treasury securities, obligations of U.S. government agencies, municipal bonds, auction rate securities and other financial instruments. Following is a summary of investments classified as available-for-sale that are carried at fair market value as of December 31, 2005:

	Cost	Gross Unrealized Losses	Estimated Fair Market Value
	(in thousands)
U.S. treasury securities and obligations of U.S. government agencies	$50,400	$867	$49,533
Obligations of states and political subdivisions	6,062	15	6,047
Auction rate securities	123,856	67	123,789

Total	$180,318	$949	$179,369

Following is a summary of investments classified as available-for-sale which are carried at fair market value as of December 31, 2004:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
	(in thousands)
U.S. treasury securities and obligations of U.S. government agencies	$57,900	$—	$693	$57,207
Obligations of states and political subdivisions	53,248	86	897	52,437
Auction rate securities	46,125	—	—	46,125
U.S. corporate securities	19,234	—	90	19,144

Total	$176,507	$86	$1,680	$174,913

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table shows the fair market value of our available-for-sale investments in an unrealized loss position deemed to be temporary for less than twelve months at December 31, 2005 and 2004:

	December 31, 2005		December 31, 2004
	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses
	(in thousands)
U.S. treasury securities and obligations of U.S. government agencies	$—	$—	$57,207	$693
Obligations of states and political subdivisions	6,047	15	50,647	897
Auction rate securities	18,158	67	—	—
U.S. corporate securities	—	—	14,970	69

Total	$24,205	$82	$122,824	$1,659

At December 31, 2005, the fair market value of investments (U.S. treasury securities and obligations of U.S. government agencies) with unrealized losses of approximately $0.9 million for a period greater than 12 months, deemed to be temporary was $49.5 million. At December 31, 2004, the fair market value of investments in an unrealized loss position for greater than 12 months, deemed to be temporary was immaterial.

The cost and estimated fair market value of debt securities classified as available-for-sale that are carried at fair market value at December 31, 2005, by contractual maturity, are shown below.

	Cost	Gross Unrealized Losses	Estimated Fair Market Value
	(in thousands)
Due in one year or less	$54,543	$318	$54,225
Due after one through five years	125,775	631	125,144

Total	$180,318	$949	$179,369

During the year ended December 31, 2005 and 2004, debt available-for-sale securities with a fair market value at the date of sale of $51.3 million and $173.2 million, respectively, were sold. During the year ended December 31 2003 debt and equity available-for-sale securities with a fair market value at the date of sale of $86.5 million were sold. For the year ended December 31, 2005, 2004 and 2003, the gross realized gains on such sales totaled $0.1 million, $0.1 million and $1.7 million, respectively, and the gross realized losses totaled $1.6 million, $0.3 million and $1.1 million, respectively. The net adjustment after tax to unrealized holding losses on available-for-sale securities included as a separate component of stockholders’ equity totaled $1.2 million, $1.0 million and $0.2 million for 2005, 2004 and 2003, respectively. The net adjustment after tax to unrealized (gains) losses on available-for-sale securities included as a separate component of stockholders’ equity due to the sale of securities totaled $(0.4) million, $0.1 million and $1.0 million for 2005, 2004 and 2003, respectively.

In accordance with SFAS 115, Nasdaq recognized pre-tax charges of $0.9 million for the year ended December 31, 2003, attributable to the impairment of five publicly-traded equity securities. The impairment charges were related to the decline in the fair market value of Nasdaq’s publicly-traded equity investments below their cost basis that were judged to be other-than-temporary. Nasdaq recorded the impairment losses in the Consolidated Statements of Income and adjusted the cost basis of respective securities down to fair market value as a new cost basis. As of December 31, 2003, all equity securities including those impaired were sold in accordance with Nasdaq’s investment policy.

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

At December 31, 2004, all held-to-maturity investments consisted of U.S. treasury securities and obligations of U.S. government agencies. The cost of the securities was $30.6 million and had gross unrealized losses of $0.4 million and a total estimated carrying value of $30.2 million. Of the investments having a $0.4 million of gross unrealized losses, 98.9% had been in an unrealized loss position for less than 12 months and are deemed to be temporary.

In conjunction with the financing of the Instinet acquisition, Nasdaq was obligated to repay in full the $25.0 million senior notes. See Note 7, “Debt Obligations,” for further discussion. As a result, in November 2005, held-to-maturity investments consisting of U.S. treasury securities and obligations of U.S. government agencies with a carrying value of $14.8 million were sold. The gross realized losses on such sales totaled $0.2 million. These funds along with cash on hand were used to repay the $25.0 million senior notes.

At December 31, 2004, held-to-maturity investments with a carrying value of approximately $30.6 million were pledged as collateral for Nasdaq’s $25.0 million senior notes. Collateral was limited to U.S. government and agency securities with a margined value of not less than 100.0% of the loan and was invested in accordance with the note agreement.

6. Deferred Revenue

Nasdaq’s deferred revenue at December 31, 2005 primarily related to Corporate Client Group fees and will be recognized in the following years:

	Initial Listing Fees	Listing of Additional Shares	Annual and Other	Total
	(in thousands)
Fiscal year ended:
2006	$21,199	$31,226	$1,168	$53,593
2007	16,173	24,957	—	41,130
2008	13,504	14,704	—	28,208
2009	10,173	3,879	—	14,052
2010 and thereafter	8,629	—	—	8,629

	$69,678	$74,766	$1,168	$145,612

Nasdaq’s deferred revenue at December 31, 2005 and 2004 is reflected in the following tables. The additions primarily reflect Corporate Client Group revenues charged during the year while the amortization primarily reflects Corporate Client Group revenues recognized during the respective year in accordance with United States GAAP.

	Initial Listing Fees	Listing of Additional Shares	Annual and Other	Total
	(in thousands)
Balance at January 1, 2005	$74,300	$75,058	$—	$149,358
Additions	24,570	37,411	116,807	178,788
Amortization	(29,192)	(37,703)	(115,639)	(182,534)

Balance at December 31, 2005	$69,678	$74,766	$1,168	$145,612

Balance at January 1, 2004	$78,485	$65,957	$—	$144,442
Additions	26,905	45,846	97,446	170,197
Amortization	(31,090)	(36,745)	(97,446)	(165,281)

Balance at December 31, 2004	$74,300	$75,058	$—	$149,358

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

7. Debt Obligations

The following table summarizes Nasdaq’s debt obligations:

	December 31,
	2005	2004
	(in thousands)
Senior notes	$750,000	$25,000
Convertible notes (net of premium and discount)	442,428	240,000

Total debt obligations	1,192,428	265,000
Less current portion	(7,500)	—

Total long-term debt obligations	$1,184,928	$265,000

Senior Notes

In order to finance the INET transaction, Nasdaq entered into a credit agreement dated as of December 8, 2005, with JPMorgan Securities, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated acting as co lead arrangers and joint bookrunners. The credit agreement provides for up to $825.0 million of senior secured financing. The $825.0 million available under the credit agreement includes (1) a five-year $75.0 million revolving credit facility, with a letter of credit subfacility and swingline loan subfacility, and (2) a six-year $750.0 million senior term loan facility. The interest rate on loans made under the revolving credit facility varies depending upon Nasdaq’s leverage ratio and LIBOR, and the interest rate on Nasdaq’s senior term facility is LIBOR plus 150 basis points. Accordingly, the interest rate will vary over time. On December 8, 2005, Nasdaq drew the full $750.0 million senior term debt. As of December 31, 2005, Nasdaq had not drawn any funds under the revolving credit facility. As of December 31, 2005, borrowings under the $750.0 million senior term debt bore interest at an average rate of 6.14% per annum. Nasdaq pays customary fees and expenses related to the credit facility, including a commitment fee of 0.50% per annum on the average daily unused portion of the revolving credit facility. Interest expensed and paid on the $750.0 million senior term debt totaled approximately $3.1 million and $0.8 million, respectively, for the year ended December 31, 2005.

Nasdaq’s obligations under the credit facility are secured by a security interest in and liens upon substantially all of the assets of Nasdaq and its subsidiaries. All Nasdaq’s domestic subsidiaries are guarantors of Nasdaq’s obligations under the credit agreement (excluding the regulated broker-dealer subsidiaries and the insurance-related subsidiaries).

The credit agreement contains customary covenants, which, among other things, restricts Nasdaq’s ability to take on new debt, sell assets, issue stock, make loans, and declare dividends. The credit agreement also requires Nasdaq to maintain a minimum interest expense coverage ratio and a maximum leverage ratio. The credit agreement also contains customary events of default, as well as cross-defaults with the convertible notes as discussed below and described fully in the credit agreement. See Contractual Obligations and Contingent Commitments in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

Upon consummation of the INET transaction, and in conjunction with the issuance of the $750.0 million senior term debt, Nasdaq was obligated to repay in full the $25.0 million senior notes. On November 30, 2005, Nasdaq repaid in full the $25.0 million senior notes and paid and recorded a loss on the early extinguishment of the $25.0 million senior notes of approximately $1.1 million and used proceeds from the sale of held-to-maturity investments and cash on hand to finance the redemption. The $25.0 million senior notes were issued in May 1997

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

and were to mature in 2012. These notes required monthly interest payments through May 2007 at an annual rate of 7.41%. After May 2007, Nasdaq would have incurred interest equal to the lender’s cost of funds rate, as defined in the agreement, plus 0.5%. Interest expensed and paid on the $25.0 million senior notes totaled approximately $1.7 million and $1.9 million, respectively, for the year ended December 31, 2005 and totaled approximately $1.9 million for each of the year ended December 31, 2004 and 2003.

In conjunction with the financing of the INET transaction, which includes the credit facility, issuance of the $205.0 million convertible notes and restructuring of the $240.0 million convertible notes, Nasdaq incurred debt issuance costs of $15.0 million. These costs were capitalized and are included in other assets in the Consolidated Balance Sheets and are being amortized over the life of each debt obligation. Beginning December 8, 2005, Nasdaq began amortizing these costs and recorded $0.2 million as additional interest expense in the Consolidated Statements of Income.

Convertible Notes

In order to finance the INET transaction, Nasdaq also issued $205.0 million convertible notes to affiliates of SLP ($145.0 million) and H&F ($60.0 million) on April 22, 2005. The $205.0 million convertible notes which were issued at a discount of $4.5 million carry a coupon of 3.75% and will be convertible into Nasdaq common stock at a price of $14.50 per share or 14,137,931 shares subject to adjustment, in general, for any stock split, dividend, combination, recapitalization or similar event. The $205.0 million convertible notes are being amortized over 7.5 years to face value and in 2005, Nasdaq recorded accretion of $0.4 million, which was recorded as interest expense in the Consolidated Statements of Income. SLP and H&F also received 1.56 and 0.65 million warrants, respectively, to purchase Nasdaq common stock at a price of $14.50. The warrants cannot be exercised on or before April 22, 2006 and expire on December 8, 2008, the third anniversary of the closing of the INET acquisition. The cash received from the issuance of the $205.0 million convertible notes was held in a restricted cash account until the closing of the acquisition. We earned interest income on this cash account of approximately $4.4 million in 2005 and interest expensed and paid totaled approximately $5.3 million and $4.8 million, respectively, for the year ended December 31, 2005.

In order to facilitate the transaction, H&F also restructured the terms of Nasdaq’s original convertible $240.0 million subordinated notes, extending the maturity date from May 2006 to October 2012, lowering the interest coupon rate to 3.75% from 4.0% and lowering the conversion price to $14.50 from $20.00 or 16,551,724 shares, subject to adjustment, for stock splits, dividends, combinations, recapitalizations or similar events. The $240.0 million convertible notes were issued at a premium of $1.6 million and are being amortized over 7.5 years to face value. In 2005, Nasdaq recorded accretion of $0.1 million, which was recorded as a reduction to interest expense in the Consolidated Statements of Income. H&F also received an additional 2.75 million warrants to purchase Nasdaq common stock at a price of $14.50 per share. These warrants also cannot be exercised on or before April 22, 2006 and will expire on December 8, 2008, the third anniversary of the acquisition closing date. In accordance with EITF Issue 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” a substantial modification of terms should be accounted for and reported in the same manner as an extinguishment of debt. Nasdaq considered the modification of the terms of Nasdaq’s original convertible $240.0 million subordinated notes to be substantial and therefore recorded a pre-tax charge of $7.4 million related to the restructuring of the $240.0 million convertible notes, which is included in general and administrative expense in the Consolidated Statements of Income for the year ended December 31, 2005. Interest expensed and paid on the $240.0 million convertible notes totaled approximately $6.2 million and $4.5 million, respectively, for the year ended December 31, 2005. Interest expensed and paid on the $240.0 million subordinated notes totaled $3.0 million and $3.4 million, respectively, for the year ended December 31, 2005 and totaled $9.6 million for both 2004 and 2003.

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

On an as-converted basis at December 31, 2005, H&F owned an approximate 22.9% equity interest in Nasdaq as a result of H&F’s ownership of the $240.0 million convertible notes, $60.0 million of the $205.0 million convertible notes, 3,400,000 shares underlying warrants and 500,000 shares of common stock purchased from Nasdaq in a separate transaction. On an as-converted basis at December 31, 2005, SLP owned an approximate 12.2% equity interest in Nasdaq as a result of SLP’s ownership of $145.0 million of the $205.0 million convertible notes and 1,562,500 shares underlying warrants.

Both the $205.0 million convertible notes and $240.0 million convertible notes are senior unsecured obligations of Nasdaq and rank pari passu in right of payment with all existing and any future senior unsecured indebtedness of Nasdaq, are senior in right of payment to any future subordinated indebtedness of Nasdaq and are junior in right of payment to any senior secured indebtedness. The indenture governing the notes limits Nasdaq’s ability to incur senior secured indebtedness is limited to the $750.0 million senior term debt and $75.0 million five-year revolving credit facility that was used to finance the INET acquisition, the $25.0 million senior notes and any future senior secured indebtedness provided that at the time of incurrence, Nasdaq maintains a ratio of aggregate senior secured indebtedness to EBITDA (as defined in the indenture) for the most recent four consecutive quarters of not greater than 4.0 to 1.0.

If a default under one or more of these financial agreements causes amounts outstanding under the applicable financial agreement or agreements to be declared to be immediately due and payable, we will be required to expend the funds to pay such amounts. If we do not have sufficient available cash to pay all amounts that become due and payable, we would have to seek additional debt or equity financing, which may not be available on acceptable terms, or at all.

Before the restructuring of H&F’s $240.0 million convertible notes, Nasdaq’s original convertible $240.0 million subordinated notes held by H&F, did not contain any financial maintenance covenants, but a default under any outstanding financing agreement that would have resulted in the acceleration of any debt having a principal amount in excess of $50.0 million would have caused a cross default under the $240.0 million subordinated notes.

We redeemed our Series C Cumulative Preferred Stock, which had been held by NASD, on February 15, 2006 using proceeds obtained from the closing of our stock offering on the same date. See Note 20, “Subsequent Events,” to the consolidated financial statements for further discussion. The exchange agreement between Nasdaq and NASD, dated as of November 29, 2004, related to the Series C Cumulative Preferred Stock, is no longer in force. Before we redeemed the Series C Cumulative Preferred Stock, the exchange agreement restricted our ability to incur additional long-term debt and to sell assets for cash outside of the ordinary course of business, in either case that exceeds $200.0 million without NASD’s prior written consent. Debt outstanding as of February 21, 2002 and debt incurred to refinance that outstanding debt were excluded from this calculation. Sales of capital stock and sales or transfers of assets in connection with a joint venture, strategic alliance or similar arrangement (if not primarily for cash and to raise capital) were excluded from the definition of sales of our assets for cash outside of the ordinary course of business. If we had elected to proceed with a transaction that exceeded this limitation, NASD was permitted to condition its consent on the proceeds being used to redeem the Series C Cumulative Preferred Stock. As of December 31, 2005, we were in compliance with this limitation. See Note 12, “Capital Stock,” to the consolidated financial statements for further discussion.

At December 31, 2005 and 2004, Nasdaq was in compliance with the covenants of all of our debt agreements.

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

8. Income Taxes

The income tax provision (benefit) consists of the following amounts:

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Current income taxes:
Federal	$39,502	$(24,741)	$(26,753)
State	577	208	11
Foreign	554	3,908	2,790

Total current income taxes	40,633	(20,625)	(23,952)

Deferred income taxes:
Federal	(2,059)	22,506	7,180
State	5,998	68	(4,468)
Foreign	—	(1,200)	—

Total deferred income taxes	3,939	21,374	2,712

Total income tax provision (benefit)	$44,572	$749	$(21,240)

A reconciliation of the income tax provision (benefit), based on the U.S. federal statutory rate, to Nasdaq’s actual income tax provision (benefit) for the year ended December 31, 2005, 2004 and 2003 is as follows:

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Federal income tax provision (benefit) at the statutory rate	$37,192	$894	$(23,223)
State income tax provision (benefit), net of federal effect	4,274	179	(2,897)
Change in valuation allowance	720	(1,051)	1,468
Foreign taxes	178	872	—
Tax preferred investments	(1,195)	(601)	(681)
Nondeductible expenses	2,560	926	1,410
Tax credits	—	—	(1,711)
Goodwill impairment	—	—	1,431
Prior year tax payable	417	(496)	2,904
Other	426	26	59

Actual income tax provision (benefit)	$44,572	$749	$(21,240)

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

The temporary differences, which give rise to Nasdaq’s deferred tax assets and (liabilities) consisted of the following:

	December 31,
	2005	2004
	(in thousands)
Deferred tax assets:
Deferred revenues	$35,232	$33,217
Acquired net operating loss(1)	74,690	—
Foreign net operating loss	1,244	1,506
State net operating loss	1,395	4,911
Compensation and benefits	12,806	12,365
Lease reserves	8,634	14,022
Capital loss carryforward	7,584	6,903
Strategic review charges	2,484	3,113
Provision for bad debts	6,144	—
Other	1,225	4,366

Gross deferred tax assets	151,438	80,403

Deferred tax liabilities:
Depreciation	(6,811)	(2,591)
Software development costs	(18,542)	(26,923)
Amortization of acquired intangible assets	(69,664)	—
Other	(2,242)	(373)

Gross deferred tax liabilities	(97,259)	(29,887)

Net deferred tax asset before valuation allowance	54,179	50,516

Less: valuation allowance	(8,149)	(7,429)

Net deferred tax assets	$46,030	$43,087

(1)	Nasdaq recorded a non-current deferred tax asset of $74.7 million on the sale of Instinet’s Institutional Brokerage division. Nasdaq and SLP have an agreement to share the deferred tax benefit on the sale of the Institutional Brokerage division. To the extent the $74.7 deferred tax benefit is realized approximately $40 million will be paid to SLP. Nasdaq has recorded a liability for the SLP share of the tax benefits in other liabilities in the Consolidated Balance Sheets.

Of the $77.3 million net operating losses, federal losses of $62.3 million will expire in 2025, state losses of $13.8 million will expire through 2025, foreign losses of $0.4 million will expire 2007 through 2012 and foreign losses of $0.8 million have no expiration date. Of the $7.6 million of capital loss carryforwards, $0.7 million will expire 2006 through 2008, $6.3 million will expire in 2009 and $0.6 million will expire in 2010.

The change in the valuation allowance from December 31, 2004 to December 31, 2005 is as follows:

(in thousands)
Balance at December 31, 2004	$(7,429)
Foreign net operating loss carryforwards	(39)
Capital loss carryforwards	(681)

Balance at December 31, 2005	$(8,149)

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

Not included in the deferred tax assets for the year ended December 31, 2005 is a capital loss carryforward of $15.8 million generated through discontinued operations. The carryforward will expire in 2008. We believe that it is more likely than not that we will not realize a benefit on this asset, therefore, we established a valuation allowance of $15.8 million.

The following represents the domestic and foreign components of income (loss) before income tax provision (benefit):

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Domestic	$104,556	$(1,122)	$(75,114)
Foreign	1,706	3,675	8,762

Income (loss) before income tax provision (benefit)	$106,262	$2,553	$(66,352)

In 2005, Nasdaq recorded an income tax benefit of $21.5 million primarily related to employee stock option exercises. The benefit was recorded to additional paid-in-capital in the Consolidated Balance Sheets.

Nasdaq is subject to examination by federal, state and local, and foreign tax authorities. Nasdaq regularly assesses the likelihood of additional assessments by each jurisdiction and has established tax reserves that we believe are adequate in relation to the potential for additional assessments. During 2005 Nasdaq settled a New York City audit with additional tax assessed of $1.2 million. This amount had been previously reserved and had no impact on 2005 net income. Nasdaq believes that the resolution of tax matters will not have a material effect on the firm’s financial condition but may be material to the firm’s operating results for a particular period and upon the effective tax rate for that period.

9. Employee Benefits

At December 31, 2005, Nasdaq was a participating employer in a noncontributory, defined-benefit pension plan that NASD sponsors for the benefit of its eligible employees and the eligible employees of its subsidiaries. As of January 1, 2004, the benefits are primarily based on years of service and the employees’ career-average salary during employment, subject to a phase-in period. Before 2004, the benefits were primarily based on years of service and the employees’ average salary during the highest 60 consecutive months of employment.

As part of our separation from NASD, effective January 1, 2006, we adopted our own contributory, defined pension plan and transferred Nasdaq participants in NASD’s pension plan to our pension plan. The adoption of our own plan did not have an impact on our consolidated financial position or results of operations.

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

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table sets forth the pension and SERP plans funded status as of December 31:

	2005			2004
	Pension	SERP	Total	Pension	SERP	Total
	(in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$57,366	$16,135	$73,501	$60,961	$18,881	$79,842
Service cost	4,555	1,739	6,294	5,106	1,361	6,467
Interest cost	3,093	965	4,058	3,440	921	4,361
Actuarial (gains) losses	(2,802)	1,253	(1,549)	(5,659)	(499)	(6,158)
Benefits paid	(7,924)	(580)	(8,504)	(9,215)	(4,984)	(14,199)
Loss due to change in discount rate	—	—	—	5,922	455	6,377
Gain due to change in salary scale	—	—	—	(3,189)	—	(3,189)
Loss to due change in mortality rate	1,214	—	1,214	—	—	—

Benefit obligation at end of year	55,502	19,512	75,014	57,366	16,135	73,501

Change in plan assets
Fair value of plan assets at beginning of year	32,284	—	32,284	32,988	—	32,988
Actual return on plan assets	(471)	—	(471)	2,467	—	2,467
Company contributions	8,936	580	9,516	6,044	4,984	11,028
Benefits paid	(7,924)	(580)	(8,504)	(9,215)	(4,984)	(14,199)

Fair value of plan assets at end of year	32,825	—	32,825	32,284	—	32,284

Underfunded status of the plan	(22,677)	(19,512)	(42,189)	(25,082)	(16,135)	(41,217)
Unrecognized net actuarial loss	19,336	4,099	23,435	18,754	3,545	22,299
Unrecognized prior service cost	(7,457)	(56)	(7,513)	(8,100)	318	(7,782)
Unrecognized transition asset	(106)	—	(106)	(164)	—	(164)

Accrued benefit cost	$(10,904)	$(15,469)	$(26,373)	$(14,592)	$(12,272)	$(26,864)

Accumulated benefit obligation	$42,817	$19,283	$62,100	$43,011	$15,632	$58,643
Weighted-average assumptions as of December 31:
Discount rate	5.75%	5.75%		5.75%	5.75%
Expected return on plan assets	8.50	—		8.75	—
Rate of compensation increase	4.50	4.00		4.50	4.00

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table sets forth the combined plans’ amounts recognized in the Consolidated Statements of Income:

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Components of net periodic benefit cost
Service cost	$6,294	$6,467	$8,475
Interest cost	4,057	4,361	5,195
Expected return on plan assets	(2,655)	(2,974)	(2,899)
Amortization of unrecognized transition asset	(57)	(58)	(57)
Recognized net actuarial loss	1,655	902	1,247
Prior service cost recognized	(270)	(319)	5,004
Curtailment/settlement loss recognized	—	207	2,112

Benefit cost(1)	$9,024	$8,586	$19,077

(1)	2003 includes strategic review amounts related to the fulfillment of employment SERP contracts and obligations associated with the retirement and departure of certain members of senior management. See “Strategic Review,” of Note 4, “2005 and 2004 Cost Reductions and Strategic Review,” for further discussion.

The investment policy and strategy of the plan assets, as established by NASD Pension Plan Committee, and adopted by Nasdaq when we established our own plans, is to provide for preservation of principal, both in nominal and real terms, in order to meet the long-term spending needs of the pension plan by investing assets per the target allocations stated below. Asset allocations are reviewed quarterly and adjusted, as appropriate, to remain within target allocations. The investment policy is reviewed on an annual basis, under the advisement of an investment consultant, to determine if the policy or asset allocation targets should be changed. The policy was changed in 2004 and transition to the revised asset allocation strategy was in process as of December 31, 2004. The plan assets consisted of the following as of December 31:

	Target Allocation	2005	2004
Equity securities	45.0% -75.0%	65.5%	65.5%
Debt securities and cash equivalents	10.0% -40.0%	19.5	26.0
Other investment strategies	10.0% -20.0%	15.0	8.5

Total		100.0%	100.0%

The expected long-term rate of return for the plan’s total assets is based on the expected return of each of the above categories, weighted based on the current target allocation for each class. Equity securities are expected to return 8.5% to 10.5% over the long-term, other investment strategies are anticipated to yield 8.0% and 9.5%, while cash and fixed income is expected to return between 6.0% and 6.5%. Based on historical experience, the committee expects that the plan’s asset managers overall will provide a modest (1.0% per annum) premium to their respective market benchmark indexes.

The pension and SERP plans are measured at the beginning of each fiscal year. Based on the current Internal Revenue Service regulations, Nasdaq expects to contribute approximately $5.1 million to the pension plan in 2006. This includes $1.2 million for the 2005 plan year contribution and $3.9 million for the 2006 plan year. The SERP is an unfunded plan.

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

Nasdaq expects to make the following benefit payments to participants in the next ten fiscal years:

	Pension	SERP	Total
	(in thousands)
Fiscal year ended:
2006	$2,965	$7,167	$10,132
2007	2,754	4,192	6,946
2008	3,494	761	4,255
2009	3,488	747	4,235
2010	3,232	733	3,965
2011 through 2015	25,958	5,284	31,242

	$41,891	$18,884	$60,775

During 2004 and 2003, there were settlement losses of $0.2 million and $2.1 million, respectively, for employees included within the SERP plan due to early retirements. There were no settlement losses in 2005.

Beginning in 2001, pursuant to the provisions of SFAS 87, “Employers’ Accounting for Pensions,” related to the SERP, we recorded an intangible asset and an adjustment to stockholders’ equity to recognize the minimum pension liability. During 2004, the intangible asset and the minimum pension liability were adjusted to $0.3 million and $1.8 million (net of tax of $1.2 million), respectively. As of December 31, 2005, the intangible asset was reduced to zero and the minimum pension liability was $2.3 million (net of tax of $1.5 million).

Prior to April 1, 2002, Nasdaq participated in a voluntary savings plan for eligible employees of NASD and its subsidiaries. As of April 1, 2002, Nasdaq formed its own voluntary savings plan and all amounts were transferred to this new plan. This voluntary savings plan is a defined-contribution plan. Employees are immediately eligible to make contributions to the plan and are also eligible for an employer contribution match at an amount equal to 100.0% of the first 4.0% of eligible employee contributions. Eligible plan participants may also receive an additional discretionary match from Nasdaq, however there was no discretionary match for 2005, 2004 and 2003. Savings plan expense included in compensation and benefits expense in the Consolidated Statements of Income for the year ended December 31, 2005, 2004 and 2003 was $2.7 million, $3.1 million and $3.4 million, respectively.

The FASB is currently working on a project that will change the way pension and postretirement plan obligations are presented on the Consolidated Balance Sheets. Nasdaq expects the standard to require companies to record an asset or liability on the Consolidated Balance Sheet equal to the funded status of the plans. Any other plan assets or liabilities would be reflected net as an adjustment to stockholders’ equity.

10. Stock Compensation and Stock Awards

Effective December 5, 2000, as amended on February 14, 2001 and January 23, 2002, Nasdaq adopted The Nasdaq Stock Market, Inc. Equity Incentive Plan (the “Plan”), under which nonqualified and qualified incentive stock options, restricted stock, restricted stock units, or other stock based awards may be granted to employees, directors, officers and consultants. A total of 24,500,000 shares are authorized under the Plan. At December 31, 2005, 8,090,874 shares were available for future grants under the Plan. In 2003, Nasdaq also issued stock options and restricted stock outside of the Plan. In 2005 and 2004, there were no issuances outside of the Plan.

In 2005, Nasdaq granted 439,650 stock options to employees and officers, 305,000 shares of restricted stock to employees and officers and 25,756 shares of restricted stock to non-employee directors under the Plan. During 2005, 788,213 stock options and 64,353 shares of restricted stock awards were forfeited.

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

In November 2002, the Board approved a modification to the Non-Employee Directors Compensation Policy to allow non-employee directors to receive a compensation package valued at $40,000. Later, on April 28, 2004, the Board approved a modification to the Non-Employee Directors Compensation Policy whereby all non-employee directors would receive a base compensation package valued at $50,000. Each non-employee director may elect to receive the base compensation package in cash, payable in equal quarterly installments, shares of restricted stock or a combination of cash and restricted stock. The shares of restricted stock will vest two years from the date of grant and unvested shares are forfeited in certain circumstances upon termination of the director’s service on the Nasdaq Board. During 2005, 25,756 shares of restricted stock were awarded to non-employee directors. Directors who serve as committee chairs or as members of the Audit Committee and the chairman of the board are entitled to additional compensation beyond the base compensation package. These additional amounts are paid in cash rather than restricted stock.

Restricted stock awards are awarded in the name of the employee or officer at fair market value on the date of the grant. In 2005, Nasdaq granted 305,000 shares of restricted stock to employees and officers with a weighted-average grant price of $17.70. Restricted stock awards contain restrictions on sales and transfers, are generally subject to a five-year vesting period and are expensed over the vesting period. Beginning in 2005, Nasdaq also granted performance based restricted stock awards, which the number of awards that vest is based on meeting certain performance conditions. Nasdaq recognized $1.4 million and $0.5 million in amortization expense related to restricted stock during the year ended December 31, 2005 and December 31, 2004, respectively. For the year ended December 31, 2003, the number of restricted stock awards forfeited more than offset the yearly amortization expense to a $0.05 million benefit.

Stock options are granted with an exercise price equal to the fair market value of the stock on the date of the grant. Nasdaq accounts for stock option grants in accordance with APB 25, and, accordingly, recognizes no compensation expense related to such grants.

Options granted generally vest over three years and expire 10 years from the date of grant. Beginning in 2004, the Board approved the issuance of Performance Accelerated Stock Options (“PASO”) and granted 4,919,000 PASOs during 2004 and an additional 52,500 in 2005. The PASOs include a performance based accelerated vesting feature based on Nasdaq achieving specific levels of performance in fiscal years 2004 and 2005. The vestings of the PASO awards are no longer than six years from the grant date. All options to date have been granted at fair market value on the date of grant. At December 31, 2005, options for 5,316,755 shares were vested (including grants outside of the Plan), and exercisable with a weighted-average exercise price of $10.30. At December 31, 2004, options for 8,368,901 shares were vested (including grants outside of the Plan), and exercisable with a weighted-average exercise price of $11.92. The weighted-average remaining contract life was 7.2 years and 7.6 years at December 31, 2005 and 2004, respectively.

Stock option activity, including shares from outside of the Plan, during the year ended December 31, 2005 is set forth below:

	Shares	Price per Share
		Range	Weighted Average
Balance, January 1, 2005	17,056,763	$5.28 -$19.70	$9.75
Granted	439,650	$8.30 -$42.28	$20.59
Exercised	4,131,058	$6.55 -$19.70	$12.48
Canceled	1,253,252	$6.15 -$25.96	$9.46
Balance, December 31, 2005	12,112,103	$5.28 -$42.28	$9.23

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table presents the options outstanding as of December 31, 2005 by ranges of exercise prices:

Range of Exercise Prices	Outstanding as of December 31, 2005	Weighted Average Exercise Price
$ 5.28 - $ 7.34	2,360,050	$5.99
$ 7.35 - $ 8.49	3,696,075	$7.38
$ 8.50 - $10.24	2,830,966	$8.77
$10.25 - $12.99	140,880	$10.44
$13.00 - $13.38	2,724,432	$13.00
$13.39 - $19.69	54,300	$16.06
$19.70 - $25.01	127,300	$21.08
$25.02 - $30.09	117,450	$25.95
$30.10 - $36.07	39,900	$31.00
$36.08 - $42.28	20,750	$41.56

	12,112,103	$9.23

Stock option activity during the year ended December 31, 2004 is set forth below:

	Shares	Price per Share
		Range	Weighted Average
Balance, January 1, 2004	13,423,134	$5.28 - $19.70	$10.82
Granted	6,068,800	$6.15 - $ 9.15	$7.58
Exercised	310,296	$5.28 - $ 8.50	$5.39
Canceled	2,124,875	$6.15 - $13.00	$10.94
Balance, December 31, 2004	17,056,763	$5.28 - $19.70	$9.75

Nasdaq has an employee stock purchase plan for all eligible employees. Under the plan, shares of Nasdaq’s common stock may be purchased at six-month intervals (each, an “Offering Period”) at 85.0% of the lower of the fair market value on the first or the last day of each Offering Period. Employees may purchase shares having a value not exceeding 10.0% of their annual compensation, subject to applicable annual Internal Revenue Service limitations. During 2005 and 2004, employees purchased an aggregate of 106,347 and 110,408 shares at a weighted-average price of $11.29 and $5.45 per share, respectively.

Pro forma information regarding net income and earnings per share is required under SFAS 148 and has been determined as if Nasdaq had accounted for all stock option grants based on a fair value method. The fair value of each stock option grant was estimated at the date of grant using the Black-Scholes valuation model assuming a weighted-average expected life of five years, weighted-average expected volatility of 30.0% and a weighted-average risk free interest rate of 4.05% and 3.43% for 2005 and 2004, respectively. The weighted-average fair value of options granted in 2005 and 2004 was $7.05 and $2.49, respectively.

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

Pro forma net income includes the amortization of the fair value of stock options over the vesting period and the difference between the fair value and the purchase price of common shares purchased by employees under the employee stock purchase plan. The pro forma net income also includes a reduction in option expense due to the true-up of actual forfeitures. The pro forma information for the year ended December 31, 2005, 2004 and 2003 is as follows:

	Year Ended December 31,
	2005	2004	2003
Reported net income (loss) from continuing operations	$61,690	$1,804	$(45,112)
Stock-based compensation cost (net of tax of $2,418, $2,541 and $8,347, respectively)	(3,746)	(3,936)	(12,932)

Pro forma net income (loss)	$57,944	$(2,132)	$(58,044)

Reported basic earnings (loss) per share	$0.68	$(0.14)	$(0.68)
Reported diluted earnings (loss) per share	$0.57	$(0.14)	$(0.68)
Pro forma basic earnings (loss) per share	$0.64	$(0.19)	$(0.85)
Pro forma diluted earnings (loss) per share	$0.54	$(0.19)	$(0.85)

11. Related Party Transactions

Related party receivables and payables are the result of various transactions between Nasdaq and its affiliates. Receivables from related parties relate to cash disbursements and loans funded by us on behalf of our affiliates. Prior to January 1, 2005, receivables from related parties included Amex, which was sold back to its members by NASD and is no longer considered a related party of Nasdaq. Payables to related parties are comprised primarily of the regulation charge from NASDR. NASDR charges Nasdaq for costs incurred related to Nasdaq market regulation and enforcement.

Surveillance and Other Regulatory Charges from NASDR

NASDR currently provides us with regulatory services, including the regulation of trading activity on The Nasdaq Stock Market and surveillance and investigative functions for Nasdaq. NASDR charges Nasdaq for these services based upon NASD management’s estimated percentage of costs incurred by each NASDR department that are attributable directly to The Nasdaq Stock Market. The following table represents the composition of costs charged by NASDR to Nasdaq:

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Compensation and benefits	$20,204	$17,887	$19,783
Professional and contract services	9,525	11,932	17,364
Occupancy	1,205	1,096	2,534
Computer operations and data communications	2,370	3,455	2,953
Depreciation	7,044	9,377	18,120
General and administrative	1,374	1,841	1,092

Total	$41,722	$45,588	$61,846

Regulatory charges from NASDR were $41.7 million, $45.6 million and $61.8 million for the year ended December 31, 2005, 2004 and 2003, respectively. These costs have decreased primarily due to NASD’s careful review of NASDR charges and the allocation of these charges among the markets and members it regulates. The

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

decrease in 2005 was also due to the transfer of ownership of the OTCBB to NASD which reduced the associated regulatory costs. Lower expenses in 2004 compared to 2003 also related to lower depreciation charges as certain technology assets were fully depreciated during the year ended December 31, 2003. The ongoing review of these charges and related services will continue and may result in further reductions in these costs in 2006 without affecting the quality of regulatory oversight.

Support Costs from NASD

During 2003 NASD provided agreed-upon administrative, corporate and infrastructure services to Nasdaq. It was NASD’s policy to charge these expenses and other operating costs to Nasdaq based upon usage percentages determined by management of NASD and Nasdaq. Additionally, NASD charged Nasdaq for costs that it incurred in the development and maintenance of technology for Nasdaq. Technology development costs were allocated directly to Nasdaq based upon specific projects requested by Nasdaq. Technology maintenance costs were allocated based upon Nasdaq’s share of computer usage. The services provided by NASD have declined in recent years and were minimal in both 2005 and 2004 due to continued progress in separating from NASD and the resulting internalization of technology and certain other support functions. Support costs from NASD were $1.2 million for the year ended December 31, 2003. The following table represents the composition of these costs charged by NASD to Nasdaq:

Year Ended December 31, 2003
(in thousands)
Compensation and benefits	$491
Professional and contract services	316
Occupancy	91
Computer operations and data communications	77
Depreciation	91
General and administrative	118

Total	$1,184

Other Related Party Transactions

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

On April 21, 2005, Nasdaq and NASD entered into a Stock Repurchase and Waiver Agreement whereby NASD consented to the financing used in connection with the acquisition of Instinet. In exchange for the waiver, Nasdaq repurchased 384,932 shares of its Series C Cumulative Preferred Stock owned by NASD for

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

approximately $40.0 million. On December 20, 2005, NASD exchanged its one share of Nasdaq’s Series B Preferred Stock for one newly issued share of Series D Preferred Stock, which had terms substantially similar to the terms of the Series B Preferred Stock. See Note 12, “Capital Stock,” for further discussion of the preferred stock transactions.

The Series C Cumulative Preferred Stock was paid in full on February 15, 2006. See Note 20, “Subsequent Events,” for further discussion.

Transfer of OTCBB Business to NASD

On September 2, 2005, Nasdaq executed the OTCBB Agreement with NASD related to the OTCBB, an electronic screen-based quotation service for securities that, among other things, are not listed on The Nasdaq Stock Market or any U.S. national securities exchange. Under the OTCBB Agreement, effective October 1, 2005, Nasdaq transferred responsibility for the OTCBB back to NASD. This transfer is designed to address concerns expressed by the SEC regarding our continuing to operate the OTCBB after our registration as a national securities exchange. Consideration for the OTCBB Agreement is NASD’s agreement to outsource the operation of the OTCBB to Nasdaq for an initial two year period, subject to one year renewals upon mutual consent. NASD will pay Nasdaq $14.2 million in the first year and $14.7 million in the second year for Nasdaq’s services under the OTCBB Agreement, with payments in any subsequent periods to be subject to agreement among Nasdaq and NASD. Any enhancements, directed by NASD, to the OTCBB system will be billed to NASD on a time and materials basis as described in the OTCBB Agreement.

Nasdaq and NASD structured this transfer of the businesses to be seamless to the customers of the OTCBB and OTC trade reporting businesses. The transfer of the OTCBB to NASD is not expected to have a material impact on Nasdaq’s consolidated financial position or results of operations. However, Nasdaq expects revenues from Market Services to decrease, but the majority of this decrease will be offset by a decline in our regulatory charges from NASDR, which are included in support costs from related parties, net in the Consolidated Statements of Income. The transfer was recorded at book value at October 1, 2005 as Nasdaq and NASD are entities under common control and therefore, no gain or loss was recorded.

Sale of Building

In June 2005, Nasdaq completed the sale of the building it owned in Rockville, Maryland located at 9513 Key West Avenue to NASD for $17.8 million. See Note 4, “2005 and 2004 Cost Reductions and Strategic Review,” for further discussion.

Public Offerings

On February 15, 2005, Nasdaq completed an underwritten offering of 16,586,980 shares of common stock underlying warrants, which had expired unexercised, owned by NASD and an additional 3,246,536 shares of common stock owned by certain selling stockholders who purchased the shares in Nasdaq’s private placements in 2000 and 2001. Nasdaq did not receive any proceeds from this offering. On February 15, 2006, Nasdaq completed another common stock offering of 13,895,229 shares of Nasdaq’s common stock. The offering consisted of 7,000,000 primary shares and 6,895,229 shares of Nasdaq’s common stock offered by NASD and other stockholders who received their shares through the exercise of warrants they purchased in Nasdaq’s 2000 and 2001 private placements. NASD’s ownership decreased to 12.9% as a result of both of the public offering sales. See Note 1, “Organization and Nature of Operations,” Note 12, “Capital Stock,” and Note 20, “Subsequent Events,” for further discussion.

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

12. Capital Stock

At December 31, 2005, 300,000,000 shares of Nasdaq’s common stock were authorized, 130,684,783 shares were issued and 83,148,909 shares were outstanding. The holders of common stock are entitled to one vote except that our certificate of incorporation limits the ability of any person to vote in excess of 5.0% of the then-outstanding voting interests of Nasdaq. This limitation does not apply to NASD or other person exempted from this limitation by our board of directors prior to the time such person owns more than 5.0% of the then-outstanding voting interest of Nasdaq.

In connection with our restructuring in 2000, NASD sold 10,806,494 warrants to purchase an aggregate of 43,225,976 outstanding shares of common stock owned by NASD. Each warrant issued by NASD entitled the holder to purchase one share in each of four one-year exercise periods. The first three exercise periods expired on June 27, 2003, June 25, 2004 and June 27, 2005, respectively. As of December 31, 2005, holders had exercised warrants to purchase approximately 6,872,149 shares of common stock during the first three exercise periods. The fourth and final exercise period, during which the exercise price per share is $16.00, will expire on June 27, 2006. The voting rights associated with the shares of common stock underlying the warrants, as well as the shares of common stock purchased through the valid exercise of warrants, are governed by the voting trust agreement entered into by Nasdaq, NASD and The Bank of New York, as voting trustee.

Initially, the holders of the warrants will not have any voting rights with respect to the shares of common stock underlying such warrants. Until Nasdaq is operating as an exchange, the shares of common stock underlying unexercised and unexpired warrant tranches, as well as the shares of common stock purchased through the exercise of warrants, will be voted by the voting trustee at the direction of NASD. The voting rights associated with the shares of common stock underlying unexercised and expired warrant tranches will revert to NASD. However, NASD has determined, commencing at the time Nasdaq meets SEC conditions to operate as an exchange, to vote any shares of common stock that it owns (other than shares underlying then outstanding warrants) in the same proportion as our other stockholders. As soon as Nasdaq meets these conditions, the warrant holders will have the right to direct the voting trustee as to the voting of the shares of common stock underlying unexercised and unexpired warrant tranches until the earlier of the exercise or the expiration of such warrant tranches. The shares of common stock purchased upon a valid exercise of a warrant tranche prior to our satisfaction of SEC conditions to operate as an exchange will be released from the voting trust agreement upon the earlier to occur of such time or the filing of a registration statement applicable to such shares underlying a warrant. The shares of common stock purchased upon a valid exercise of a warrant tranche after our satisfaction of SEC conditions to operate as an exchange will not be subject to the voting trust agreement.

On February 15, 2005, Nasdaq completed an underwritten offering of 16,586,980 shares of common stock owned by NASD and an additional 3,246,536 shares of common stock owned by selling stockholders who received their shares upon the exercise of warrants purchased in Nasdaq’s private placements in 2000 and 2001. Nasdaq, its officers or other employees did not sell any shares in the offering and Nasdaq did not receive any proceeds from the offering. On February 15, 2006, Nasdaq completed another underwritten offering of 13,895,229 shares, of which 7,000,000 shares were primary shares and 6,895,229 shares were offered by NASD

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

and other selling stockholders. As a result, NASD beneficially owns 15,243,767 shares of Nasdaq’s common stock, including shares of common stock underlying unexpired and unexercised warrants. See Note 20, “Subsequent Events,” for further discussion.

As part of the separation from NASD, Nasdaq repurchased a total of 52,230,433 shares of common stock from NASD during 2001 and 2002. Nasdaq purchased the common stock for approximately $305.2 million in aggregate cash consideration, 1,338,402 shares of Nasdaq’s Series A Cumulative Preferred Stock (face and liquidation value of $100 per share, plus any accumulated unpaid dividends) and one share of Nasdaq’s Series B Preferred Stock, (face and liquidation value of $1.00 per share). On November 29, 2004, Nasdaq entered into an exchange agreement with NASD pursuant to which NASD exchanged 1,338,402 shares of Series A Cumulative Preferred Stock, representing all the outstanding shares of Series A Cumulative Preferred Stock, for 1,388,402 shares of newly issued Series C Cumulative Preferred Stock (face and liquidation value of $100 per share, plus any accumulated and unpaid dividends). The Series C Cumulative Preferred Stock accrued quarterly dividends at an annual rate of 3.0% for all periods until July 1, 2006 and at an annual rate of 10.6% for periods thereafter, payable at the discretion of our board of directors. Nasdaq recognized a loss of $3.9 million on the exchange of the preferred securities in retained earnings in the Consolidated Balance Sheets in the fourth quarter of 2004. This loss was due to the difference between the combined fair market value of the Series C Cumulative Preferred Stock and additional dividend ($137.7 million) versus the redemption value ($133.8 million) of the Series A Cumulative Preferred Stock.

On April 21, 2005, Nasdaq and NASD entered into a Stock Repurchase and Waiver Agreement whereby NASD consented to the financing of the Instinet acquisition. In exchange for the waiver, Nasdaq repurchased 384,932 shares of its Series C Cumulative Preferred Stock owned by NASD for approximately $40.0 million, which included all accrued and unpaid dividends and Additional Redemption Amounts (as defined in the Certificate of Designations, Preferences and Rights of the Series C Cumulative Preferred Stock) due on these repurchased shares.

As a result of the Stock Repurchase and Waiver Agreement, the carrying value of the Series C Cumulative Preferred Stock was adjusted to $93.4 million and will accrete to its total redemption value of $95.3 million by March 31, 2006, Nasdaq’s revised estimated redemption date. For the year ended December 31, 2005, Nasdaq recorded accretion of preferred stock of $3.4 million.

NASD may be entitled to an additional payment in circumstances not to exceed approximately $11.6 million in aggregate depending on the amount of time the Series C Cumulative Preferred Stock is outstanding and the market price of Nasdaq’s common stock at the time Nasdaq redeems the Series C Cumulative Preferred Stock. At December 31, 2005, the value of the additional payment is reflected in the Consolidated Balance Sheets at its fair value of $9.8 million. Changes in this account balance are reflected in the Consolidated Statements of Income in the period of change.

On September 30, 2005, Nasdaq evaluated the likelihood of redeeming its Series C Cumulative Preferred Stock by December 31, 2005, Nasdaq’s original estimate of its redemption date. Nasdaq’s management then expected that it was more probable that the redemption will take place by March 2006. Therefore, in the third quarter of 2005, Nasdaq recorded a pre-tax charge of $1.8 million for the increase in fair market value of the amount of additional payment to NASD, which is included in general and administrative expense in the Consolidated Statements of Income.

Nasdaq’s Series C Cumulative Preferred Stock is a mandatorily redeemable instrument, however SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” (“SFAS 150”) further defines mandatorily redeemable instruments as redeemable on a fixed or determinable date and

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

upon an event certain to occur. The redemption of the Series C Cumulative Preferred Stock remains within our control and the date of redemption is not determinable and the event of redemption is not certain or determinable. Therefore, Nasdaq’s Series C Cumulative Preferred Stock remains a part of stockholders’ equity.

On December 20, 2005, NASD exchanged its one share of Nasdaq’s Series B Preferred Stock for one newly issued share of Series D Preferred Stock, which had terms substantially similar to the terms of the Series B Preferred stock.

NASD owns all of the outstanding shares of Series D and Series C Cumulative Preferred Stock. All of the shares of common stock repurchased by Nasdaq from NASD are no longer outstanding and are held in common stock in treasury. As of December 31, 2005, there were 30,000,000 shares of preferred stock authorized, 953,470 Series C Cumulative Preferred Stock and one share of Series D Preferred Stock issued and outstanding.

Shares of Series C Cumulative Preferred Stock do not have voting rights, but do have the right to elect two new directors to Nasdaq’s board of directors if distributions on the Series C Cumulative Preferred Stock are in arrears for four consecutive quarters. Nasdaq may redeem the shares of Series C Cumulative Preferred Stock at our option from time to time and are required to use the net proceeds from the first sale by us of our common stock in an underwritten public offering, subject to certain limited exceptions, to redeem all or a portion of the Series C Cumulative Preferred Stock.

The Series C Cumulative Preferred was paid in full on February 15, 2006. See Note 20, “Subsequent Events,” for further discussion.

The Series D Preferred Stock does not pay dividends. NASD, as holder of the one share of the Series D Preferred Stock, is entitled to cast the number of votes that, together with all other votes that NASD is entitled to vote by virtue of ownership, proxies or voting trusts, enables NASD to cast one vote more than one-half of all votes entitled to be cast by stockholders. Once we become operational as an exchange, the share of Series D Preferred Stock will automatically lose its voting rights and will be redeemed by Nasdaq for $1.00.

In addition to the voting rights of the common stock and Series D Preferred Stock, the holders of the $205.0 million convertible notes and $240.0 million convertible notes have the voting rights discussed in Note 7, “Debt Obligations.” In connection with the financing of the acquisition of Instinet, SLP and H&F also received 1.56 and 3.4 million warrants, respectively, to purchase Nasdaq common stock at a price of $14.50. The warrants will be exercisable on or after April 22, 2006, or earlier under some circumstances, and will terminate on December 8, 2008.

In connection with the repurchase of ownership interest of a shareholder in Nasdaq Europe Planning in 2001, Nasdaq issued a warrant to purchase up to an aggregate of 479,648 shares of common stock. The warrant is exercisable in four annual tranches ranging from $13.00 to $16.00 per share beginning June 28, 2002. The issuance of the warrants has been recorded at fair value in stockholders’ equity. As of December 31, 2005, the warrant is still outstanding and no tranches have been exercised; however three of the tranches have expired unexercised.

13. Earnings Per Common Share

Earnings per common share is computed in accordance with SFAS 128, “Earnings Per Share.” Basic earnings per share excludes the dilutive effects of options, awards, warrants and convertible notes, and is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects all potentially dilutive securities.

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Year Ended December 31,
	2005	2004	2003
	(in thousands, except share and per share amounts)
Numerator:
Net income (loss) applicable to common stockholders:
Net income (loss)	$61,690	$11,362	$(105,447)
Net income (loss) from discontinued operations	—	9,558	(60,335)

Net income (loss) from continuing operations	61,690	1,804	(45,112)
Preferred stock:
Loss on exchange of securities	—	(3,908)	—
Dividends declared	(3,220)	(8,354)	(8,279)
Accretion of preferred stock	(3,377)	(926)	—

Net income (loss) applicable to common stockholders from continuing operations for basic earnings per share	$55,093	$(11,384)	$(53,391)
Net income (loss) from discontinued operations for basic earnings per share	—	9,558	(60,335)

Net income (loss) available to common stockholders for basic earnings per share	$55,093	$(1,826)	$(113,726)

Interest impact of convertible notes, net of tax	8,826	—	—
Net income (loss) applicable to common stockholders from continuing operations for diluted earnings per share	63,919	(11,384)	(53,391)
Net income (loss) from discontinued operations for diluted earnings per share	—	9,558	(60,335)

Net income (loss) available to common stockholders for diluted earnings per share	$63,919	$(1,826)	$(113,726)

Denominator:
Weighted average common shares for basic earnings per share	80,543,397	78,607,126	78,378,376

Weighted average effect of dilutive securities:
Employee stock options and awards	5,288,069	—	—
Convertible notes assumed converted into common stock	25,005,952	—	—
Warrants	1,076,297	—	—

Denominator for diluted earnings per share	111,913,715	78,607,126	78,378,376

Basic and diluted earnings (loss) per share:
Basic earnings (loss) per share:
Continuing operations	$0.68	$(0.14)	$(0.68)
Discontinued operations	—	0.12	(0.77)

Total basic earnings (loss) per share	$0.68	$(0.02)	$(1.45)

Diluted earnings (loss) per share:
Continuing operations	$0.57	$(0.14)	$(0.68)
Discontinued operations	—	0.12	(0.77)

Total diluted earnings (loss) per share	$0.57	$(0.02)	$(1.45)

Options to purchase 12,112,103 shares of common stock, 453,406 shares of restricted stock, convertible notes convertible into 30,689,655 shares of common stock and warrants exercisable into 5,082,412 shares of

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

common stock were outstanding at December 31, 2005. For the year ended December 31, 2005, 11,897,803 of the options outstanding, 378,406 shares of restricted stock, 25,005,952 of the shares underlying the convertible notes and all of the shares underlying the warrants were included in the computation of diluted earnings per share, respectively, on a weighted average basis, as their inclusion was dilutive. The remaining options, shares of restricted stock and shares underlying the convertible notes were considered antidilutive and were properly excluded.

Options to purchase 17,056,763 shares of common stock, 306,662 shares of restricted stock, convertible notes convertible into 12,000,000 shares of common stock and warrants exercisable into 239,834 shares of common stock were outstanding during 2004, but were not included in the computation of earnings per share as their inclusion would be antidilutive.

Options to purchase 13,423,134 shares of common stock, 286,365 shares of restricted stock, convertible notes convertible into 12,000,000 shares of common stock and warrants exercisable into 359,736 shares of common stock were outstanding during 2003, but were not included in the computation of earnings per share as their inclusion would be antidilutive.

For the year ended December 31, 2005 and 2004, 4,131,058 and 310,296 employee stock options were exercised, respectively. There were no employee stock options exercised during the year ended December 31, 2003.

14. Fair Value of Financial Instruments

The majority of Nasdaq’s assets and liabilities are recorded at fair value or at amounts that approximate fair value. These assets and liabilities include cash and cash equivalents, investments, receivables, net, certain other assets, accounts payable and accrued expenses, accrued personnel costs, payables to related parties and other current payables. The carrying amounts reported in the Consolidated Balance Sheets for the above financial instruments closely approximates their fair values due to the short-term nature of these assets and liabilities. Nasdaq also considers its debt obligations to be financial instruments. The fair value of Nasdaq’s debt obligations was estimated using discounted cash flow analyses based on Nasdaq’s assumed incremental borrowing rates for similar types of borrowing arrangements and a Black-Scholes valuation technique was utilized to calculate the convertible option value for the convertible notes. At December 31, 2005, the carrying value of Nasdaq’s debt obligations was approximately $730.4 million less than fair value due to the stock appreciation on the convertible option feature from $14.50 at time of issuance to $35.18 at December 31, 2005. See Note 7, “Debt Obligations,” for further discussion. At December 31, 2004, the fair value of these obligations approximates their carrying amounts.

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

15. Accumulated Other Comprehensive Income

Comprehensive income is composed of net income and other comprehensive income, which includes the after-tax change in unrealized gains and losses on available-for-sale securities, foreign currency translation adjustments and a minimum pension liability adjustment.

The following table outlines the components of other comprehensive (loss) income:

	Unrealized (Losses) Gains(1)	Translation Adjustments(2)	Minimum Pension Liability(3)	Accumulated Other Comprehensive (Loss) Income
	(in thousands)
Balance, January 1, 2003	$(809)	$(418)	$(1,099)	$(2,326)
Net change	760	1,948 (4)	(296)	2,412

Balance, December 31, 2003	$(49)	$1,530	$(1,395)	$86
Net change	(920)	232	(454)	(1,142)

Balance, December 31, 2004	$(969)	$1,762	$(1,849)	$(1,056)
Net change	392	(157)	(469)	(234)

Balance, December 31, 2005	$(577)	$1,605	$(2,318)	$(1,290)

(1)	Primarily represents the after-tax difference between the fair value and cost (after recognition of $0.6 million in an after tax other-than-temporary loss in 2003) of the available-for-sale securities portfolio.
(2)	Includes after-tax gains and losses on foreign currency translation from operations for which the functional currency is other than the U.S. dollar.
(3)	Represents the after-tax adjustment to record the minimum pension liability for the SERP.
(4)	Approximately $1.7 million of foreign currency translation loss has been included in net income (loss) from discontinued operations, net of tax in the Consolidated Statements of Income. See of Note 4, “2005 and 2004 Cost Reductions and Strategic Review,” and Note 19, “Discontinued Operations,” for further discussion.

16. Leases

Nasdaq leases office space and equipment under non-cancelable operating leases with third parties and also subleases office space from NASD in New York City. Some of our leases contain renewal options and escalation clauses based on increases in property taxes and building operating costs.

As of December 31, 2005, future minimum lease payments under non-cancelable operating leases (net of sublease income) are as follows:

	Gross Lease Commitments	Sublease Income	Net Lease Commitments
	(in thousands)
Year ending December 31:
2006	$35,938	$2,691	$33,247
2007	27,450	2,729	24,721
2008	22,556	2,804	19,752
2009	21,705	2,771	18,934
2010	20,866	2,432	18,434
Remaining years	135,475	12,957	122,518

Total future minimum lease payments	$263,990	$26,384	$237,606

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

Rent expense for operating leases (net of sublease income of $2.2 million and $0.4 in 2005 and 2004, respectively) was $18.5 million, $18.3 million and $19.4 million for the year ended December 31, 2005, 2004 and 2003, respectively.

In October 2004, Nasdaq entered into an agreement for technology equipment and also renegotiated related operating leases with a major vendor. Nasdaq also entered into a three year lease agreement which included new upgraded equipment. The future minimum lease payments associated with these agreements are included in the table above. See “Technology Migration,” of Note 4, “2005 and 2004 Cost Reductions,” for further discussion.

17. Commitments and Contingencies

Acquisition of Instinet Group

As a result of the acquisition of Instinet, Nasdaq amended the original execution and clearing services agreement between INET and ICS, an affiliate of SLP. Under this amended agreement, ICS will provide INET with clearing and execution services for approximately $6.2 million for a period not to exceed six months, unless the parties agree otherwise.

Also as a result of the acquisition, Nasdaq entered into an agreement with a former affiliate of Instinet, to have the former affiliate provide transition services for a period of up to six months after the closing date of the acquisition. Under this agreement, the former affiliate will provide INET with office space, and provide INET and Nasdaq with desktop support, finance support and access to the FIX engines and Smart Routers. This agreement has a maximum fee of $0.2 million per month and could be lower depending on whether or not the services are provided. This agreement can be terminated early with a minimum of thirty days notice.

Brut Agreements

Brut contracted with a subsidiary of SunGard, SunGard Financial Systems Inc., for SunGard Financial to provide Brut on-line processing, report services and related services in connection with Brut’s clearance of trades. The term of this agreement is five years and began in September 2004 and is automatically renewed at yearly intervals thereafter until terminated by Brut or SunGard Financial. The annual service fee is $10.0 million in the first year, declining to $8.0 million in the second year and $6.0 million in the third year of the agreement. The annual service fee is subject to price review in years four and five based on market rates, but will not be less than $4.0 million per year. Some additional fees may be assessed based on services needed or requested.

Brut also contracted with SunGard to host certain software on designated equipment at a SunGard facility for a transitional period beginning in September 2004. SunGard developed and operated the computer software programs that enables Brut to operate and provide order entry and execution over its ECN. Under the terms of the original agreement, which began in September 2004 through May 2005, Brut was obligated to pay SunGard approximately $0.1 million per month. On November 29, 2004, an amendment was signed which extended the original agreement through June 30, 2006 and beginning November 30, 2005, Brut had the option to cancel the agreement within thirty days written notice to SunGard. In July 2005, an additional amendment was signed, which was effective August 1, 2005, and reduced the monthly payment to a nominal amount for the remainder of the term of the agreement ($0.7 million in 2006) which now expires in December 2006. After May 1, 2006, Brut may cancel the agreement upon providing SunGard sixty days written notice.

Brokerage Activities

In accordance with FASB Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” Brut and INET provide guarantees to securities clearinghouses and exchanges under their standard membership agreements, which require members to guarantee the performance of other members. If a member becomes unable to satisfy its obligations to the clearinghouses, other members would be required to meet its shortfalls. To mitigate these performance risks, the exchanges and

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

clearinghouses often require members to post collateral as well as meet certain minimum financial standards. Brut’s and INET’s maximum potential liability under these arrangements cannot be quantified. However, we believe that the potential for Brut and INET to be required to make payments under these arrangements is unlikely. Accordingly, no contingent liability is recorded in Nasdaq’s Consolidated Balance Sheets for these arrangements.

Nasdaq has received inquiries from NASD regarding compliance with Brut’s obligations regarding short sales, firm quotes and other reporting and disclosure requirements. At this time, Nasdaq cannot estimate the amount of any potential fines or penalties associated with these matters, but we do not believe that any potential fines or penalties would be significant.

Litigation

Nasdaq may be subject to claims arising out of the conduct of its business. Currently, there are legal proceedings pending against Nasdaq, which are disclosed in “Item 3. Legal Proceedings” in our Form 10-K. Other than this litigation, Nasdaq believes that any liabilities or settlements arising from the ordinary course proceedings will not have a material effect on the consolidated financial position or results of operations of Nasdaq. Management is not aware of any unasserted claims or assessments that would have a material adverse effect on the consolidated financial position and results of operations of Nasdaq.

18. Segments

Nasdaq manages, operates and provides its products and services in two business segments, our Market Services segment and our Issuer Services segment. The Market Services segment includes our transaction-based business (Nasdaq Market Center) and our market information services business (Nasdaq Market Services Subscriptions), which are interrelated because the transaction-based business generates the quote and trade information that we sell to market participants and data vendors. The Issuer Services segment includes our securities listings business and our insurance business (Corporate Client Group) and our financial products business (Nasdaq Financial Products). The companies listed on The Nasdaq Stock Market represent a diverse array of industries. This diversity of Nasdaq-listed companies allows us to develop industry-specific and other Nasdaq indexes that we use to develop and license financial products and associated derivatives. Because of these interrelationships, our management allocates resources, assesses performance and manages these businesses as two separate segments.

Nasdaq evaluates the performance of its segments based on several factors, of which the primary financial measure is pre-tax income. Results of individual businesses are presented based on Nasdaq’s management accounting practices and Nasdaq’s management structure. Certain charges are allocated to corporate items in Nasdaq’s management reports based on the decision that those activities should not be used to evaluate the segment’s operating performance. These charges in 2003 primarily include all activities and exit costs related to the elimination of Nasdaq’s non-core product lines and other initiatives as well as Nasdaq Japan.

The following table presents certain information regarding these operating segments at December 31, 2005, 2004 and 2003 and for each of the year then ended.

	Market Services	Issuer Services	Corporate Items and Eliminations	Consolidated
	(in thousands)
2005
Revenues	$653,654	$226,033	$232	$879,919
Cost of revenues	(353,908)	—	—	(353,908)

Gross margin	299,746	226,033	232	526,011

Depreciation and amortization	54,341	12,229	416	66,986
Pre-tax income (loss)	28,001	88,497	(10,236)	106,262
Assets(1)	1,420,023	183,768	442,995	2,046,786
Cash paid for property and equipment	16,177	8,929	296	25,402

	Market Services	Issuer Services	Corporate Items and Eliminations	Consolidated
	(in thousands)

2004
Revenues	$334,517	$205,821	$103	$540,441
Cost of revenues	(55,845)	—	—	(55,845)

Gross margin	278,672	205,821	103	484,596

Depreciation and amortization	58,441	17,438	457	76,336
Pre-tax (loss) income	(58,945)	67,575	(6,077)	2,553
Assets(1)	435,534	87,240	292,046	814,820
Cash paid for property and equipment	22,306	3,650	73	26,029

2003
Revenues	$383,715	$204,186	$1,944	$589,845
Depreciation and amortization	60,685	18,373	10,925	89,983
Pre-tax (loss) income	(4,534)	51,854	(113,672)	(66,352)
Assets(1)	250,810	127,688	472,756	851,254
Cash paid for property and equipment	23,555	5,543	2,497	31,595

(1)	Corporate items also include the assets of Nasdaq’s Treasury Department (primarily cash and cash equivalents and investments). The increase in assets in 2005 as compared to 2004 and 2003 was primarily due to the Instinet and Carpenter Moore acquisitions. See Note 3, “Business Combinations,” for further discussion.

For further discussion of Nasdaq’s segments’ results, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Geographic Data

The following table presents revenues and property and equipment, net by geographic area for 2005, 2004 and 2003. Revenues are classified based upon the location of the customer. Property and equipment information is based on the physical location of the assets.

	Revenues	Property and Equipment, Net
	(in thousands)
2005:
United States	$830,060	$122,024
All other countries	49,859	552

Total	$879,919	$122,576

2004:
United States	$494,132	$173,083
All other countries	46,309	757

Total	$540,441	$173,840

2003:
United States	$534,450	$242,672
All other countries	55,395	271

Total	$589,845	$242,943

In 2005, 2004 and 2003, no single customer accounted for 10.0% or more of Nasdaq’s revenues.

19. Discontinued Operations

On September 30, 2003, Nasdaq Global sold its interest in IndigoMarkets to its partner, SSI, and recognized a gain of approximately $0.6 million on the sale. In addition, on December 18, 2003, Nasdaq transferred its interest in Nasdaq Europe to one of that company’s original investors for nominal cash consideration. In the fourth quarter of 2004, Nasdaq recognized a gain on the release of a reserve for potential claims against Nasdaq that management established at the time of the transfer of Nasdaq’s shares of Nasdaq Europe. In the fourth quarter of 2004, Easdaq reached agreements with certain of its creditors to settle these creditors’ existing claims against Easdaq. Nasdaq was the third party beneficiary of these creditor agreements and released the $15.1 million reserve management established. For further discussion of discontinued operations, see Elimination of Non-Core Product Lines, Initiatives and Severance in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In accordance with SFAS 144, both Nasdaq Europe and IndigoMarkets are reflected as discontinued operations for all years presented. As discontinued operations, the revenues, costs and expenses and cash flows of Nasdaq Europe and IndigoMarkets have been excluded from the respective captions in the Consolidated Statements of Income and Consolidated Statements of Cash Flows, and have been presented separately as “Income (loss) from discontinued operations, net of tax” and as “Cash provided by (used in) discontinued operations.” There were no assets and liabilities of Nasdaq Europe and IndigoMarkets at December 31, 2004.

The following table presents condensed, combined results of operations for Nasdaq Europe and IndigoMarkets.

	Year Ended December 31,
	2004	2003
	(in thousands)
Revenues	$—	$10,632
Pre-tax income (loss)	15,154	(63,998)
Provision (benefit) for income taxes	5,596	(3,663)

Income (loss) from discontinued operations	$9,558	$(60,335)

20. Subsequent Events

Equity Offering

On February 15, 2006, Nasdaq completed a public offering of 13,895,229 shares of Nasdaq’s common stock. The offering consisted of 7,000,000 primary shares and 6,895,229 shares of Nasdaq’s common stock offered by NASD and certain other stockholders who received such shares through the exercise of warrants they purchased in Nasdaq’s 2000 and 2001 private placements. Nasdaq and NASD have granted the underwriters an option to purchase up to an additional 2,084,284 shares of Nasdaq’s common stock to cover over-allotments, if any, which the underwriters may exercise within 30 days of the date of the final prospectus. On March 2, 2006, Nasdaq announced that the underwriters purchased the additional 2,084,284 shares of common stock. Nasdaq and NASD contributed equally to the over-allotment option. The completion of the offering, including the exercise of the over-allotment option, resulted in the total sale of 15,979,513 shares of which 8,042,142 shares were sold by Nasdaq and 7,937,371 shares sold by NASD and certain other stockholders. As a result of the above transactions, NASD’s ownership decreased to 11.4%

Nasdaq used the proceeds from this offering to redeem our Series C Cumulative Preferred Stock, as discussed below, and plans to use the remainder for general corporate purposes, including potential acquisitions.

Preferred Stock Payoff

The Series C Cumulative Preferred Stock was paid in full on February 15, 2006. Nasdaq paid $104.7 million to redeem our Series C Cumulative Preferred Stock, which included accrued and unpaid dividends and a make-whole premium.

Shareholder.com

On February 6, 2006, Nasdaq completed the acquisition of Shareholder.com, a privately held, Massachusetts-based firm specializing in shareholder communications and investor relations intelligence services, for $40.0 million in cash, subject to post-closing adjustments. Shareholder.com will operate as a wholly-owned subsidiary of Nasdaq. Shareholder.com currently serves over 1,000 clients, including companies listed on both domestic and foreign exchanges. Shareholder.com will continue to offer its comprehensive suite of services to all publicly traded companies who wish to optimize investor relations capabilities.

Exchange Registration

On January 16, 2006, the SEC unanimously approved Nasdaq’s application to operate as a national securities exchange. This action will allow Nasdaq to take the final steps needed to complete its separation from NASD. With exchange status, Nasdaq will be licensed to operate a newly formed subsidiary, The Nasdaq Stock Market LLC, as its own Self-Regulatory Organization.

The Nasdaq Stock Market, Inc.

Schedule II—Valuation and Qualifying Accounts

Three Years Ended December 31, 2005

(in thousands)

	Reserve for Bad Debts
	2005	2004	2003
Balance at beginning of period	$3,158	$1,692	$5,890
Additions:
Charges to income	2,998	1,074	1,365
Recoveries of amounts previously written-off	1,026	792	107
Acquisition of Instinet	5,277	—	—
Acquisition of Brut	—	1,240	—
Deductions:
Charges for which reserves were provided	(5,225)	(1,640)	(5,670)

Balance at end of period	$7,234	$3,158	$1,692

EXHIBIT INDEX

Exhibit Number
3.1	Restated Certificate of Incorporation of The Nasdaq Stock Market, Inc. (“Nasdaq”) (previously filed with Nasdaq’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed on November 14, 2003).

3.1.1	Certificate of Amendment of the Restated Certificate of Incorporation of Nasdaq filed on May 25, 2005.
3.1.2	Certificate of Amendment of the Restated Certification of Incorporation of Nasdaq filed on March 13, 2006.
3.1.3	Certificate of Designations, Preferences and Rights of Series C Cumulative Preferred Stock of Nasdaq (previously filed with Nasdaq’s Current Report on Form 8-K filed on December 1, 2004).

3.1.4	Certificate of Designations, Preferences and Rights of Series D Cumulative Preferred Stock of Nasdaq (previously filed with Nasdaq’s Current Report on Form 8-K filed on December 20, 2005).

3.2.1	First Amendment to By-Laws of Nasdaq (previously filed with Nasdaq’s Annual Report on Form 10-K for the year ended December 31, 2002, filed March 31, 2003).

4.1	Form of Common Stock certificate (previously filed with Nasdaq’s Registration Statement on Form 10 (file number 000-32651) filed on April 30, 2001).

4.2	Securities Purchase Agreement, dated as of April 22, 2005, between Norway Acquisition SPV, LLC and The Nasdaq Stock Market, Inc. (previously filed with Nasdaq’s Current Report on Form 8-K, filed April 28, 2005).
4.3	Note Amendment Agreement, dated as of April 22, 2005, among The Nasdaq Stock Market, Inc., Hellman& Freidman Captial Partners IV, L.P. , H&F Executive Fund IV, L.P., H&F International Partners IV-A, L.P., and H&F International Partners IV-B, L.P. (previously filed with Nasdaq’s Current report on Form 8-K, filed April 28, 2005).

4.4	Indenture, dated as of April 22, 2005, between The Nasdaq Stock Market, Inc. and Law Debenture Trust Company of New York, as Trustee (previously filed with Nasdaq’s Current Report on Form 8-K, filed April 28, 2005).
4.4.1	First Supplemental Indenture, dated as of December 8, 2005, by The Nasdaq Stock Market, Inc. to Law Debenture Trust Company of New York (previously filed with Nasdaq’s Current report on Form 8-K, filed December 14, 2005).

4.5	Amended and Restated Securityholders Agreement, dated as of April 22, 2005, among Norway Acquisition SPV, LLC, Hellman& Freidman Captial Partners IV, L.P. , H&F Executive Fund IV, L.P., H&F International Partners IV-A, L.P., and H&F International Partners IV-B, L.P., Silver Lake Partners TSA, L.P., Silver Lake Investors, L.P., VAB Investors, LLC and Integral Capital Partners VI, L.P. (previously filed with Nasdaq’s Current report on Form 8-K, filed April 28, 2005).

4.6	Registration Rights Agreement, dated as of April 22, 2005, among The Nasdaq Stock Market, Inc., Hellman& Freidman Captial Partners IV, L.P. , H&F Executive Fund IV, L.P., H&F International Partners IV-A, L.P., and H&F International Partners IV-B, L.P., Silver Lake Partners TSA, L.P., Silver Lake Investors, L.P., VAB Investors, LLC and Integral Capital Partners VI, L.P. (previously filed with Nasdaq’s Current report on Form 8-K, filed April 28, 2005).

9.1	Voting Trust Agreement dated June 28, 2000, among The Nasdaq Stock Market, Inc., the National Association of Securities Dealers, Inc. and The Bank of New York (previously filed with Nasdaq’s Registration Statement on Form 10 (file number 000-32651) filed on April 30, 2001).

9.1.1	First Amendment to the Voting Trust Agreement, dated as of January 18, 2001, among The Nasdaq Stock Market, Inc., the National Association of Securities Dealers, Inc. and The Bank of New York (previously filed with Nasdaq’s Registration Statement on Form 10 (file number 000-32651) filed on April 30, 2001).

Exhibit Number

9.1.2	Second Amendment to the Voting Trust Agreement, dated as of July 18, 2002, among The Nasdaq Stock Market, Inc., the National Association of Securities Dealers, Inc., The Bank of New York and Mellon Investor Services, LLC (previously filed with Nasdaq’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 14, 2002).

9.1.3	Third Amendment to Voting Trust Agreement among The Nasdaq Stock Market, Inc., National Association of Securities Dealers, Inc., and The Bank of New York, dated as of April 31, 2005 (previously filed with Nasdaq’s Current Report on Form 8-K, filed September 1, 2005).

10.1	Regulatory Services Agreement, dated June 28, 2000, between NASD Regulation, Inc. and Nasdaq (previously filed with Nasdaq’s Registration Statement on Form 10 (file number 000-32651) filed on April 30, 2001).*

10.2	Nasdaq 2000 Employee Stock Purchase Plan (previously filed with Nasdaq’s Registration Statement on Form 10 (file number 000-32651) filed on April 30, 2001).

10.3	Nasdaq Equity Incentive Plan (previously filed with Nasdaq’s Registration Statement on Form 10 (file number 000-32651) filed on April 30, 2001).
10.3.1	First Amendment to Nasdaq Equity Incentive Plan (previously filed with Nasdaq’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed on August 14, 2002).

10.3.2	Form of Nasdaq Non-Qualified Stock Option Agreement (Performance Accelerated Stock Options) (previously filed with Nasdaq’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 14, 2005).

10.3.3	Form of Nasdaq Restricted Stock Award Agreement (2005 grant based on performance metrics established March 2, 2005) (previously filed with Nasdaq’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 14, 2005).

10.4	Employment Agreement by and between Nasdaq and Robert Greifeld, effective as of May 12, 2003 (previously filed with Nasdaq’s Registration Statement on Form S-8 filed on July 10, 2003).

10.5	Employment Letter from Nasdaq to David P. Warren, dated November 30, 2000 (previously filed with Nasdaq’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004).

10.5.1	Loan Agreement, dated December 28, 2001, by and between Nasdaq and David P. Warren (previously filed with Nasdaq’s Annual Report on Form 10-K for the year ended December 31, 2001, filed March 28, 2002).

10.5.2	Revised Letter Agreement, effective as of March 23, 2005, between The Nasdaq Stock Market, Inc. and David P. Warren (previously filed with the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed on May 10, 2005).

10.6	Employment Agreement between Nasdaq and Edward Knight, effective as of December 29, 2000 Nasdaq (previously filed with Nasdaq’s Annual Report on Form 10-K for the year ended December 31, 2002, filed March 31, 2003).

10.6.1	First Amendment to Employment Agreement between Nasdaq and Edward Knight, effective February 1, 2002 Nasdaq (previously filed with Nasdaq’s Annual Report on Form 10-K for the year ended December 31, 2002, filed March 31, 2003).

10.7	Investor Rights Agreement, dated as of February 20, 2002, between Nasdaq and the National Association of Securities Dealers, Inc. (previously filed with Nasdaq’s Current Report on Form 8-K filed on February 22, 2002).

10.8	Agreement and Plan of Merger, dated as of April 22, 2005, by and among The Nasdaq Stock Market, Inc., Norway Acquisitions Corp. and Instinet Group Incorporated (previously filed with Nasdaq’s Current Report on Form 8-K, filed April 28, 2005).

Exhibit Number

10.9	Transaction Agreement, dated as of April 22, 2005, by and among The Nasdaq Stock Market, Inc., Norway Acquisitions Corp. and Iceland Acquisition Corp. (previously filed with Nasdaq’s Current Report on Form 8-K, filed April 28, 2005).

10.9.1	Amendment to the Transaction Agreement , dated as of December 8, 2005, by and among The Nasdaq Stock Market, Inc. and Iceland Acquisition Corp. (previously filed with Nasdaq’s Current Report on Form 8-K, filed on December 14, 2005).

10.10	Guarantee Agreement, dated as of April 22, 2005, by and among The Nasdaq Stock Market, Inc., Norway Acquisition SPV, LLC and JPMorgan Chase Bank, N.A., as administrative agent (previously filed with Nasdaq’s Current Report on Form 8-K, filed April 28, 2005).

10.11	Contract of Sale, dated as of June 10, 2005, between The Nasdaq Stock Market, Inc. and National Association of Securities Dealers, Inc. (previously filed with Nasdaq’s Current Report on Form 8-K, filed June 16, 2005).
10.12	OTCBB and OTC Equities Revocation of Delegation and Asset Transfer and Services Agreement among The Nasdaq Stock Market, Inc. and Association of Securities Dealers, Inc., executed September 2, 2005 (previously filed with Nasdaq’s Current Report on Form 8-K, filed September 9, 2005).

10.13	Revised Letter Agreement, effective as of March 23, 2005, between The Nasdaq Stock Market, Inc. and Bruce Aust (previously filed with the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed on May 10, 2005).

10.14	Revised Letter Agreement, effective as of March 23, 2005, between The Nasdaq Stock Market, Inc. and Adena Friedman (previously filed with the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed on May 10, 2005).

10.15	Revised Letter Agreement, effective as of March 23, 2005, between The Nasdaq Stock Market, Inc. and John L. Jacobs (previously filed with the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed on May 10, 2005).

10.16	Credit Agreement, dated as of December 8, 2005, among The Nasdaq Stock Market, Inc. and the other parties thereto (previously filed with Nasdaq’s Current Report on Form 8-K, filed December 14, 2005).

10.17	Transition Services Agreement, dated as of December 8, 2005, by and among The Nasdaq Stock Market, Inc., Instinet Holdings Incorporated f/k/a Iceland Acquisition Corp., and Norway Acquisition Corp. f/k/a Instinet Group (previously filed with Nasdaq’s Current Report on Form 8-K, filed December 14, 2005).

10.18	License Agreement, dated as of December 8, 2005, by and between Instinet Holdings Incorporated f/k/a Iceland Acquisition Corp. and Norway Acquisition Corp. f/k/a Instinet Group Incorporated (previously filed with Nasdaq’s Current Report on Form 8-K, filed December 14, 2005).

10.19	Brace Assignment and Support Agreement, dated as of December 8, 2005, by and between The Nasdaq Stock Market, Inc., Instinet Clearing Services, Inc. and INET ATS, Inc. (previously filed with Nasdaq’s Current Report on Form 8-K, filed December 14, 2005).

10.20	Co-Location Agreement, dated as of December 8, 2005, by and between The Nasdaq Stock Market, Inc., Instinet Holdings Incorporated, f/k/a Iceland Acquisition Corp. and Norway Acquisition Corp. f/k/a Instinet Group Incorporated (previously filed with Nasdaq’s Current Report on Form 8-K, filed December 14, 2005).

10.21	Amendment No. 1 to Fully Disclosed Clearing Agreement, dated as of December 8, 2005, between Instinet Clearing Services, Inc. and INET ATS, Inc. (previously filed with Nasdaq’s Current Report on Form 8-K, filed December 14, 2005).

Exhibit Number

11	Statement regarding computation of per share earnings (incorporated herein by reference to “Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K” of this Form 10-K).

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	List of all subsidiaries.

23.1	Consent of Ernst & Young.

24.1	Powers of Attorney.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.

*	Confidential treatment has been requested from the U.S. Securities and Exchange Commission for certain portions of this exhibit.