Form 10-Q
period 2006-03-31
NASDAQ STOCK MARKET INC
filed 2006-05-10
CIK 1120193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of – “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2006
Common stock, $0.01 par value per share	111,448,450 shares

The Nasdaq Stock Market, Inc.

Form 10-Q

For the Quarterly Period Ended March 31, 2006

This Quarterly Report on Form 10-Q includes market share and industry data that we obtained from industry publications and surveys, reports of governmental agencies, and internal company surveys. Industry publications and surveys generally state that the information they contain has been obtained from sources believed to be reliable, but we cannot assure you that the information is accurate or complete. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Statements as to our market position are based on most currently available market data. For market comparison purposes, data in this Quarterly Report on Form 10-Q for initial public offerings or IPOs of companies in the United States is based on data provided by Thomson Financial, which does not include best efforts underwritings and we have chosen to exclude closed-end funds, therefore, the data may not be comparable to other publicly-available initial public offering data. Data in this Quarterly Report on Form 10-Q for secondary offerings is also based on data provided by Thomson Financial. Data in this Quarterly Report on Form 10-Q for new listings of equity securities on The Nasdaq Stock Market is based on data generated internally by us, which includes best efforts underwritings and issuers that switched from other listing venues. While we are not aware of any misstatements regarding industry data presented herein, our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed in “Item 1A. Risk Factors,” in this Form 10-Q and “Item 1. Business—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005.

Trademarks and Servicemarks

ACES®, ENASTRAQ®, Market Intelligence Desk®, Market Mechanics®, MarketSite®, MarketSite Experience®, NASDAQ®, NASDAQ Biotechnology Index®, NASDAQ Canada®, NASDAQ Canada Index®,

i

NASDAQ Capital Market®, NASDAQ Composite®, NASDAQ Composite Index®, NASDAQ Computer Index®, NASDAQ DepthView®, NASDAQ Europe Composite Index®, NASDAQ-Financial®, NASDAQ-Financial Index®, NASDAQ Industrial Index®, NASDAQ Market Center®, NASDAQ MarketSite®, NASDAQ National Market®, NASDAQ PostData®, NASDAQ PowerView®, NASDAQ Prime®, NASDAQ Report Source®, NASDAQ Telecommunications Index®, NASDAQ TotalView®, NASDAQ Trader®, NASDAQ Volume Post®, NASDAQ Workstation®, NASDAQ Workstation II®, NASDAQ-100®, NASDAQ-100 European Tracker®, NASDAQ-100 Index®, NASDAQ-100 Index Tracking Stock®, NASTRAQ®, NDX®, Opening New Worlds®, QQQ®, SelectNet®, SuperMontage®, The NASDAQ Stock Market®, The Stock Market For The Next 100 Years®, and NASDAQ/NMS® are registered trademarks of The Nasdaq Stock Market, Inc.

ACTSM, Aggregated Depth at PriceSM (ADAPSM), Automated Confirmation Transaction ServiceSM, Closing CrossSM, CubesSM, EQ FundSM, EQQQSM, FlashQuotesSM, INETSM, InfoQuotesSM, Level 1 ServiceSM, LogoTicker™, Market ForcesSM, MarketLinkSM, Market VelocitySM, Mutual Fund Quotation ServiceSM (MFQSSM), NASDAQ Corporate Services NetworkSM, NASDAQ Global MarketSM, NASDAQ Index WatchSM, NASDAQ InternationalSM, NASDAQ Market AnalytixSM, NASDAQ MaxSM, NASDAQ National Market CompositeSM, NASDAQ OnlineSM, NASDAQ Quotation Dissemination ServiceSM (NQDSSM), NASDAQ QuoteViewSM, NASDAQ Trade Dissemination ServiceSM (NTDSSM), NASDAQ Trade UpSM, NWIITM, Opening CrossSM, The CubeSM, Trade Reporting and Compliance EngineSM (TRACESM), Trade UpSM, UTP Quotation Data FeedSM (UQDFSM), UTP Trade Report Data FeedSM (UTDFSM) and the logos identifying Nasdaq indexes and products are servicemarks of The Nasdaq Stock Market, Inc.

Forward-Looking Statements

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains these types of statements. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words or terms of similar substance used in connection with any discussion of future operating results or financial performance identify forward-looking statements.

Forward-looking statements involve risks and uncertainties. Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements include, among others, the following:

•	our operating results may be lower than expected;

•	our ability to implement our strategic initiatives and any consequences from our pursuit of our corporate strategy, including in connection with our recent acquisition of Instinet Group Incorporated, and our recent acquisitions of approximately 24.1% of the issued share capital of the London Stock Exchange plc;

•	competition, economic, political and market conditions and fluctuations, including interest rate risk;

•	government and industry regulation; and

•	adverse changes that may occur in the securities markets generally.

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the uncertainty and any risk related to forward-looking statements that we make. These risk factors are more fully described under the caption “Item 1A. Risk Factors,” in this Form 10-Q and “Item 1. Business-Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. You should carefully read this entire Quarterly Report on Form 10-Q, including “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our Condensed Consolidated Financial Statements and the related notes. Except as required by the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

ii

The Nasdaq Stock Market, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

The Nasdaq Stock Market, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2006	2005
Revenues
Market Services	$337,094	$125,085
Issuer Services	58,878	54,906
Other	267	202

Total revenues	396,239	180,193
Cost of revenues
Liquidity rebates	(167,198)	(35,375)
Brokerage, clearance and exchange fees	(67,023)	(18,540)

Total cost of revenues	(234,221)	(53,915)

Gross margin	162,018	126,278

Expenses
Compensation and benefits	48,868	37,311
Marketing and advertising	5,031	1,346
Depreciation and amortization	24,549	18,193
Professional and contract services	8,903	7,052
Computer operations and data communications	9,952	16,159
Provision for bad debts	49	570
Occupancy	7,976	7,076
General and administrative	6,762	5,441

Total direct expenses	112,090	93,148
Support costs from related parties, net	8,117	10,372

Total expenses	120,207	103,520

Operating income	41,811	22,758
Interest income	4,477	1,425
Interest expense	(16,444)	(2,862)
Minority interest	136	—

Income before income taxes	29,980	21,321
Income tax provision	11,992	8,550

Net income	$17,988	$12,771

Net income applicable to common stockholders:
Net income	$17,988	$12,771
Preferred stock:
Dividends declared	(359)	(1,004)
Accretion of preferred stock	(331)	(927)

Net income applicable to common stockholders	$17,298	$10,840

Basic and diluted earnings per share:
Basic	$0.20	$0.14

Diluted	$0.16	$0.13

See accompanying notes to the condensed consolidated financial statements.

The Nasdaq Stock Market, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and par value amounts)

	March 31, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$374,905	$165,237
Available-for-sale investments, at fair value	221,275	179,369
Receivables, net	241,018	207,632
Receivables from related parties	49	18
Deferred tax assets	13,330	9,953
Other current assets	38,711	34,754

Total current assets	889,288	596,963
Property and equipment:
Land, buildings and improvements	60,916	60,920
Data processing equipment and software	178,730	179,991
Furniture, equipment and leasehold improvements	115,290	115,551

	354,936	356,462
Less accumulated depreciation and amortization	(247,173)	(233,886)

Total property and equipment, net	107,763	122,576
Non-current deferred tax assets	127,845	133,336
Goodwill	988,462	961,893
Intangible assets, net	216,475	215,478
Other assets	16,714	16,540

Total assets	$2,346,547	$2,046,786

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$112,635	$118,884
Accrued personnel costs	32,158	55,284
Deferred revenue	140,602	53,593
Other accrued liabilities	56,705	61,849
Current portion of debt obligations	7,500	7,500
Payables to related parties	9,257	28,218

Total current liabilities	358,857	325,328
Debt obligations	1,183,147	1,184,928
Accrued pension costs	25,343	25,841
Non-current deferred tax liabilities	93,028	95,151
Non-current deferred revenue	93,482	92,019
Other liabilities	70,439	69,514

Total liabilities	1,824,296	1,792,781
Minority interest	862	998
Stockholders’ equity
Common stock, $0.01 par value, 300,000,000 shares authorized, shares issued: 130,708,873 at March 31, 2006 and 130,684,783 at December 31, 2005; shares outstanding: 92,870,949 at March 31, 2006 and 83,148,909 at December 31, 2005	1,307	1,307
Preferred stock, 30,000,000 shares authorized, Series D preferred stock: 1 share issued and outstanding at March 31, 2006 and December 31, 2005; Series C Cumulative preferred stock: 953,470 shares issued and outstanding at December 31, 2005	—	95,017
Additional paid-in capital	607,147	383,669
Common stock in treasury, at cost: 37,837,924 shares at March 31, 2006 and 47,535,874 shares at December 31, 2005	(488,910)	(613,369)
Accumulated other comprehensive loss	(1,247)	(1,290)
Deferred stock compensation	—	(4,930)
Common stock issuable	—	6,809
Retained earnings	403,092	385,794

Total stockholders’ equity	521,389	253,007

Total liabilities, minority interest and stockholders’ equity	$2,346,547	$2,046,786

See accompanying notes to the condensed consolidated financial statements.

The Nasdaq Stock Market, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2006	2005
Reconciliation of net income to cash provided by operating activities
Net income	$17,988	$12,771
Non-cash items included in net income:
Depreciation and amortization	24,549	18,193
Share-based compensation expense	2,756	317
Provision for bad debts	49	570
Deferred taxes, net	(2,828)	(652)
Other non-cash items included in net income	203	766
Net change in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	(27,332)	(1,531)
Receivables from related parties	(31)	3,210
Other assets	377	(6,281)
Accounts payable and accrued expenses	(4,577)	(718)
Accrued personnel costs	(23,494)	(30,300)
Deferred revenue	86,688	83,597
Other accrued liabilities	(10,630)	3,293
Payables to related parties	(9,609)	972
Accrued pension costs	(498)	1,712
Other liabilities	105	286

Cash provided by operating activities	53,716	86,205
Cash flow from investing activities
Proceeds from redemptions of available-for-sale investments	195,670	14,600
Purchases of available-for-sale investments	(262,425)	(77,325)
Proceeds from the maturities of available-for-sale investments	24,750	—
Proceeds from maturities of held-to-maturity investments	—	5,000
Acquisitions of businesses, net of cash and cash equivalents acquired	(38,060)	3,063
Purchases of property and equipment	(650)	(5,239)
Proceeds from sales of property and equipment	234	75

Cash used in investing activities	(80,481)	(59,826)
Cash flow from financing activities
Net proceeds from the February 2006 equity offering	308,484	—
Series C Cumulative preferred stock redemption and dividends	(105,059)	(1,004)
Issuances of common stock, net of treasury stock purchases	19,611	402
Income tax benefit related to share-based compensation	15,272	—
Payment of debt obligations	(1,875)	—
Contribution to NASD	—	(22)

Cash provided by (used in) financing activities	236,433	(624)
Increase in cash and cash equivalents	209,668	25,755

Cash and cash equivalents at beginning of period	165,237	58,186

Cash and cash equivalents at end of period	$374,905	$83,941

See accompanying notes to the condensed consolidated financial statements.

The Nasdaq Stock Market, Inc.

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation

Our unaudited condensed consolidated financial statements include the consolidated accounts of The Nasdaq Stock Market, Inc. Unless otherwise noted in this Quarterly Report on Form 10-Q , the terms “Nasdaq,” “we,” “us” and “our” refer to The Nasdaq Stock Market, Inc. and its wholly-owned subsidiaries. We are responsible for the unaudited condensed consolidated financial statements included in this document. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation, have been reflected. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be representative of those for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2005.

We have condensed or omitted footnotes or other financial information that are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, but are not required for interim reports. Certain reclassifications have been made to prior year amounts to conform to the current year’s presentation.

2. Recently Adopted Accounting Pronouncement

On January 1, 2006, we adopted Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees including employee stock options, restricted stock and certain employee stock purchase plans, based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, or SAB 107, relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

We adopted SFAS 123(R) using the modified prospective transition method and have recognized share-based compensation cost in our condensed consolidated financial statements as of and for the three months ended March 31, 2006. We recognize compensation expense for share-based awards on a straight-line basis over the requisite service period of the award. In accordance with the modified prospective transition method, our condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). We recognized share-based compensation expense of $2.8 million under SFAS 123(R) for the three months ended March 31, 2006 and included that amount in compensation and benefits expense in the Condensed Consolidated Statements of Income. We recognized share-based compensation expense of $0.3 million for the three months ended March 31, 2005, which was related to restricted stock awards we had been expensing under previous accounting standards. There was no share-based compensation expense recognized related to employee stock options during the three months ended March 31, 2005. See Note 10, “Share-Based Compensation,” for further discussion.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Condensed Consolidated Statements of Income. Prior to the adoption of SFAS 123(R), we accounted for share-based awards using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123, “Accounting for Share-Based Compensation,” or SFAS 123. Under the intrinsic value method, we did not recognize any share-based compensation expense, other than as related to restricted stock awards, because the exercise price of our stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

The Nasdaq Stock Market, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Share-based compensation expense recognized during the period is based on the value of the portion of share-based awards that is ultimately expected to vest. Share-based compensation expense recognized in the Condensed Consolidated Statements of Income for the three months ended March 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). We based our share-based compensation expense for the first quarter of 2006 on awards that we expect to ultimately vest, reduced for estimated forfeitures. SFAS 123(R) requires us to estimate forfeitures at the time of grant and revise our estimate, if necessary, in subsequent periods if actual forfeitures differ from our estimates. In our pro forma information required under SFAS 123 for the periods prior to January 1, 2006, we accounted for forfeitures as required under SFAS 123(R).

On November 10, 2005, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” We have elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool, or APIC pool, related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and the Condensed Consolidated Statements of Cash Flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS 123(R).

3. Business Combinations

Purchase Acquisition

In February 2006, we acquired Shareholder.com, a privately held, Massachusetts-based firm specializing in shareholder communications and investor relations intelligence services, for $40.0 million in cash, subject to post-closing adjustments. Shareholder.com will operate as a wholly-owned subsidiary.

The following table presents a summary of the Shareholder.com acquisition:

Purchase Consideration	Total Net (Liabilities) Acquired	Purchased Intangible Assets	Goodwill
	(in thousands)
$ 40,000	$(2,069)	$10,159	$31,910

The purchase price allocation for the Shareholder.com acquisition will be finalized within one year from the purchase date. We expect future adjustments related to taxes and settlement of post-closing adjustments. The condensed consolidated financial statements include the operating results from the date of acquisition.

Purchased Intangible Assets

The following table presents the details of the purchased intangible assets acquired in the Shareholder.com acquisition:

Technology		Customer Relationships		Other			Total
Estimated Useful Life (in Years)	Amount	Estimated Useful Life (in Years)	Amount	Estimated Useful Life (in Years)	Amount		Amount
(in thousands, except years)
5	$959	11	$6,800	Indefinite	$2,400	(1)	$10,159

(1)	Represents the Shareholder.com trade name which we determined to have an indefinite estimated useful life.

The Nasdaq Stock Market, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Pro Forma Financial Information for Previous Acquisition

On December 8, 2005, we acquired INET. Our condensed consolidated financial statements include the operating results of INET from the date of acquisition. Unaudited pro forma combined historical results to reflect INET for the quarter ended March 31, 2005 are included in the table below. For the quarter ended March 31, 2005, the unaudited pro forma historical results combine the historical condensed consolidated statements of income of Nasdaq and INET, giving effect to the INET acquisition as if it had occurred on January 1, 2005. We also acquired Shareholder.com in 2006 and Carpenter Moore and Nasdaq Insurance Agency in 2005, however results from these businesses are not included in these pro forma results as these acquisitions were not considered significant under Regulation S-X.

Three Months Ended March 31, 2005
Total revenues	$293,970
Gross margin	154,622
Net income	8,564
Basic and diluted earnings per share	$0.08

The pro forma results include amortization of purchased intangible assets and the elimination of intercompany transactions had Nasdaq and INET acted as a combined company. The pro forma results also include additional interest expense recorded for the debt incurred and restructured in connection with the financing of the INET acquisition which included: (1) the issuance of $205 million convertible notes to Silver Lake Partners, II, L.P., or SLP, ($145.0 million) and Hellman & Friedman Capital Partners IV, L.P., or H&F, ($60.0 million) on April 22, 2005, (2) the restructuring of the $240 million convertible notes issued to H&F (including a $7.4 million pre-tax loss on the restructuring) and (3) the issuance of the $750 million senior term debt. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of 2005, nor are they necessarily indicative of future consolidated results.

4. Goodwill and Purchased Intangible Assets

Goodwill

The changes in goodwill by segment during the first quarter of 2006 were as follows:

	Market Services	Issuers Services	Total
	(in thousands)
Balance at December 31, 2005	$941,275	$20,618	$961,893
Goodwill acquired	—	31,910	31,910
Purchase accounting adjustments	(5,241)	(100)	(5,341)

Balance at March 31, 2006	$936,034	$52,428	$988,462

The net increase in goodwill in the first quarter of 2006 primarily relates to the acquisition of Shareholder.com and purchase accounting adjustments related to the acquisitions of INET and Carpenter Moore.

The Nasdaq Stock Market, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Purchased Intangible Assets

The following table presents details of our total purchased intangible assets both finite and indefinite lived:

	March 31, 2006			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
	(in thousands)
Technology	$27,059	$(9,036)	$18,023	$26,100	$(4,108)	$21,992
Customer relationships	203,200	(8,764)	194,436	196,400	(4,775)	191,625
Other	4,370	(354)	4,016	1,970	(109)	1,861

Total	$234,629	$(18,154)	$216,475	$224,470	$(8,992)	$215,478

The estimated future amortization expense of our purchased intangible assets at March 31, 2006 is as follows:

(in thousands)
2006	$21,803
2007	18,880
2008	18,680
2009	18,649
2010	18,312
Thereafter	117,751

Total	$214,075

The changes in net purchased intangible assets by segment during the first quarter of 2006 were as follows:

	Market Services	Issuers Services	Total
	(in thousands)
Balance at December 31, 2005	$206,207	$9,271	$215,478
Intangible assets acquired	—	10,159	10,159
Amortization expense	(8,805)	(357)	(9,162)

Balance at March 31, 2006	$197,402	$19,073	$216,475

5. 2006 and 2005 Cost Reductions and Strategic Review

Cost Reductions

We incurred charges of approximately $13.6 million in the first quarter of 2006 and approximately $7.5 million in the first quarter of 2005 in connection with actions we took to improve our operational efficiency. The following table summarizes the cost reduction charges included in the Condensed Consolidated Statements of Income:

	Three Months Ended March 31,
	2006	2005
	(in millions)
Real estate consolidation	$—	$3.3
Reductions in force	1.7	0.4
Technology migration	11.9	3.8

Total cost reduction charges	$13.6	$7.5

The Nasdaq Stock Market, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Real Estate Consolidation

During 2004, our management re-evaluated all of our owned and leased real estate and determined that we would consolidate staff into fewer locations and save significant costs. As a result, we changed the estimated useful life of certain data center and other assets and recorded charges for accelerated depreciation of $3.3 million for the first quarter of 2005. We included these charges in depreciation and amortization expense in our Condensed Consolidated Statements of Income. In April 2006, as part of our real estate consolidation plans, we decided to sell the building we currently own and occupy in Trumbull, Connecticut. See “Sale of Building,” of Note 16, “Subsequent Events,” for further discussion.

Reductions in Force

We eliminated 22 positions in the first quarter of 2006 and recorded a charge of $1.7 million for severance and outplacement costs. During the first quarter of 2005, we eliminated six positions, and recorded a charge of $0.4 million for severance and outplacement costs. These charges are included in compensation and benefits expense in the Condensed Consolidated Statements of Income. We paid approximately $1.1 million during the first quarter of 2006 and $0.1 million during the first quarter of 2005 for these severance and outplacement costs. We expect to pay the remainder of the severance and outplacement costs by the end of the third quarter of 2007. Total headcount increased from 786 employees at March 31, 2005 to 912 employees at March 31, 2006 as a result of employees acquired in the Shareholder.com acquisition in 2006 and the INET and Carpenter Moore acquisitions in 2005, partially offset by staff reductions.

Technology Migration

As a result of a continued review of our technology infrastructure, we shortened the estimated useful life of certain assets and changed the lease terms on certain operating leases associated with our quoting platform and our trading and quoting network as we continue to migrate our technology operations to fewer, scalable, less expensive platforms, which resulted in incremental depreciation and amortization expense. The INET integration has accelerated our migration to a low-cost trading platform. As a result, the incremental depreciation and amortization expense associated with these assets was $11.9 million for the first quarter of 2006 and $3.8 million for the first quarter of 2005.

Strategic Review

During the second quarter of 2003, we announced the results of a strategic review of our operations designed to position us for improved profitability and growth. This strategic review included the elimination of non-core product lines and initiatives and resulted in a reduction in our workforce.

The liability for strategic review costs was $5.8 million at December 31, 2005. In the first quarter of 2006, we funded the majority of the remaining reserves, except a contractual sublease obligation that will continue through 2010. At March 31, 2006, the liability was approximately $1.0 million and is included in other liabilities in the Condensed Consolidated Balance Sheets.

The Nasdaq Stock Market, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

6. Investments

The following is a summary of investments classified as available-for-sale that are carried at fair market value in the Condensed Consolidated Balance Sheets.

March 31, 2006	Cost	Gross Unrealized Losses	Estimated Fair Market Value
	(in thousands)
U.S. treasury securities and obligations of U.S. government agencies	$38,411	$756	$37,655
Obligations of states and political subdivisions	6,039	17	6,022
Corporate bonds	55,299	51	55,248
Auction rate and other securities	122,385	35	122,350

Total	$222,134	$859	$221,275

December 31, 2005	Cost	Gross Unrealized Losses	Estimated Fair Market Value
	(in thousands)
U.S. treasury securities and obligations of U.S. government agencies	$50,400	$867	$49,533
Obligations of states and political subdivisions	6,062	15	6,047
Auction rate securities	123,856	67	123,789

Total	$180,318	$949	$179,369

7. Deferred Revenue

Our deferred revenue at March 31, 2006 is primarily related to Corporate Client Group fees and will be recognized in the following years:

	Initial Listing Fees	Listing of Additional Shares	Annual and Other(1)	Total
	(in thousands)
Fiscal year ended:
2006	$15,689	$24,727	$88,065	$128,481
2007	17,118	27,751	57	44,926
2008	14,437	17,499	—	31,936
2009	11,106	6,675	—	17,781
2010 and thereafter	10,611	349	—	10,960

Total	$68,961	$77,001	$88,122	$234,084

(1)	Primarily includes Corporate Client Group’s annual listing fees, as well as annual listing fees from mutual fund products from Nasdaq Market Services Subscriptions and licensing revenues from Nasdaq Financial Products.

Our deferred revenue for the quarter ended March 31, 2006 and 2005 is reflected in the following tables. The additions primarily reflect Corporate Client Group revenues from listing fees charged during the period while the amortization primarily reflects Corporate Client Group revenues from listing fees recognized during the period in accordance with GAAP.

The Nasdaq Stock Market, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

	Initial Listing Fees	Listing of Additional Shares	Annual and Other	Total
	(in thousands)
Balance at January 1, 2006	$69,678	$74,766	$1,168	$145,612
Additions	5,636	11,182	118,028	134,846
Amortization	(6,353)	(8,947)	(31,074)	(46,374)

Balance at March 31, 2006	$68,961	$77,001	$88,122	$234,084

	Initial Listing Fees	Listing of Additional Shares	Annual and Other	Total
	(in thousands)
Balance at January 1, 2005	$74,300	$75,058	$—	$149,358
Additions	4,807	10,450	113,521	128,778
Amortization	(7,754)	(9,322)	(28,105)	(45,181)

Balance at March 31, 2005	$71,353	$76,186	$85,416	$232,955

8. Debt Obligations

The changes in our debt obligations in the first quarter of 2006 were as follows:

	December 31, 2005	Accretion	Payments	March 31, 2006
	(in thousands)
$750 million senior term debt due December 8, 2011 (average interest rate of 6.29% at March 31, 2006 and 6.14% at December 31, 2005)	$750,000	$—	$(1,875)	$748,125
3.75% convertible notes due October 22, 2012 (net of premium and discount)	442,428	94	—	442,522

Total debt obligations	1,192,428	94	(1,875)	1,190,647
Less current portion	(7,500)	—	—	(7,500)

Total long-term debt obligations	$1,184,928	$94	$(1,875)	$1,183,147

The 3.75% convertible notes include the $205 million convertible notes issued at a discount to SLP and H&F and the restructured $240 million convertible notes issued at a premium to H&F. On an as-converted basis at March 31, 2006, H&F owned an approximate 21.0% equity interest in us as a result of its ownership of the $240 million convertible notes, $60.0 million of the $205 million convertible notes, 3,400,000 shares underlying warrants and 500,000 shares of common stock purchased from us in a separate transaction. On an as-converted basis at March 31, 2006, SLP owned an approximate 12.2% equity interest in us as a result of its ownership of $145.0 million of the $205 million convertible notes, 1,562,500 shares underlying warrants and 1,125,000 shares of common stock owned by Instinet LLC and 24,000 shares of common stock owned by Instinet Clearing Services, Inc., or ICS, both SLP affiliates.

At March 31, 2006 we were in compliance with the covenants of all of our debt agreements.

On April 18, 2006, in order to finance our purchase of our initial stake of the issued share capital of the London Stock Exchange, plc, or LSE, we entered into new credit agreements, or the April 2006 Credit Facility,

The Nasdaq Stock Market, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

which became effective on April 18, 2006. The April 2006 Credit Facility replaced our former credit agreement dated December 8, 2005, obtained in connection with the financing of the INET acquisition, which included the $750 million senior term debt. See “Agreement to Acquire Minority Stake in the LSE,” and “April 2006 Credit Facility,” of Note 16, “Subsequent Events,” for further discussion. In connection with the replacement of our $750 million senior term debt, we recorded a $12.1 million loss on extinguishment of debt in April 2006. On May 2, 2006, we repaid a portion of the amount outstanding under the $1.1 billion secured term loan of our April 2006 Credit Facility with the net proceeds received in our May 2006 public equity offering of $665.2 million, before the deduction of offering expenses. See “May 2006 Public Equity Offering,” of Note 16, “Subsequent Events,” for further discussion. As of May 9, 2006, total debt obligations outstanding under the April 2006 Credit Facility were $874.6 million and $385.1 million was available to drawdown under this facility. We plan to use $310.1 million of the available funds and approximately $10.6 million of cash on hand to fund the May 10, 2006 LSE share purchase as discussed in Note 16. The $75.0 million revolving credit facility will remain available to drawdown under this facility.

9. Employee Benefits

At December 31, 2005, we were a participating employer in a non-contributory, defined-benefit pension plan that National Association of Securities Dealers, Inc., or NASD, sponsors for the benefit of its eligible employees and the eligible employees of its subsidiaries. As part of our separation from NASD, effective January 1, 2006, we adopted our own non-contributory, defined-benefit pension plan and transferred our participants in NASD’s pension plan to our plan. The adoption of our own plan did not have an impact on our consolidated financial position or results of operations. We also have a Supplemental Executive Retirement Plan, or SERP, for certain senior executives. The SERP is an unfunded plan.

The following table presents the combined pension and SERP amounts recognized in compensation and benefits expense in the Condensed Consolidated Statements of Income:

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Components of net periodic benefit cost
Service cost	$1,609	$1,673
Interest cost	942	1,040
Expected return on plan assets	(719)	(745)
Recognized net actuarial loss	312	322
Prior service cost recognized	(135)	(68)
Amortization of unrecognized transition asset	(14)	(14)
Settlement loss recognized	80	—

Benefit cost	$2,075	$2,208

10. Share-Based Compensation

We have a share-based compensation program that provides our Board of Directors broad discretion in creating employee equity incentives. Stock option grants are designed to reward employees for their long-term contributions to Nasdaq and provide incentives for them to remain with us. Our share-based compensation program includes stock options and restricted stock awards granted under various plans. Stock options are generally time-based, vesting 33% on each annual anniversary of the grant date over three years and expire ten years from the grant date. Restricted stock awards are generally time-based and vest 25% within a four year period from the grant date. Additionally, we have an Employee Stock Purchase Plan, or ESPP, that allows

The Nasdaq Stock Market, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

eligible employees to purchase a limited number of shares of common stock at six-month intervals, called offering periods, at 85.0% of the lower of the fair market value on the first or the last day of each offering period. Shares issued as a result of stock option exercises, restricted stock and our ESPP are generally first issued out of common stock in treasury. As of March 31, 2006, we had approximately 7.9 million shares of common stock reserved for future issuance under our stock option and restricted stock award plans and ESPP.

The following table shows the total share-based compensation expense resulting from stock options, restricted stock awards and ESPP for the three months ended March 31, 2006 and restricted stock awards for the three months ended March 31, 2005 in our Condensed Consolidated Statements of Income:

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Share-based compensation expense before income taxes	$2,756	$317
Income tax benefit	(1,081)	(124)

Total share-based compensation expense after income taxes	$1,675	$193

We received net cash proceeds from the exercise of approximately 1.7 million stock options of $5.5 million for the three months ended March 31, 2006 and from the exercise of approximately 50,000 stock options of $0.4 million for the three months ended March 31, 2005. In accordance with SFAS 123(R), we present excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

Prior to the adoption of SFAS 123(R), we applied SFAS 123, amended by SFAS 148, “Accounting for Share-Based Compensation — Transition and Disclosure,” or SFAS 148, which allowed companies to apply the existing accounting rules under APB 25 and related interpretations. In general, as the exercise price of options granted under these plans was equal to the market price of the underlying common stock on the grant date, we did not recognize share-based employee compensation cost in our net income for periods prior to the adoption of SFAS 123(R). As a result of adopting SFAS 123(R), we recorded $15.3 million of income tax benefits related to tax deductions in excess of the compensation cost recognized from the exercise of stock options as cash provided by financing activities in the Condensed Consolidated Statements of Cash Flows in the quarter ended March 31, 2006. A nominal tax benefit arose from the tax deductions related to the exercise of stock options in the quarter ended March 31, 2005. In the first quarter of 2006, as required by SFAS 123(R), we recorded the deferred stock compensation and common stock issuable balances to additional paid-in capital.

As required by SFAS 148, prior to the adoption of SFAS 123(R), we provided pro forma net income and pro forma net income per common share disclosures for share-based awards, as if the fair-value-based method defined in SFAS 123 had been applied. The following table illustrates the effect on net income and basic and diluted earnings per share as if we had applied the fair value recognition provisions of SFAS 123 to share-based compensation:

Three Months Ended March 31, 2005
(in thousands, except per share amount)
Reported net income	$12,771
Share-based compensation cost determined under fair value based method for stock options (net of tax of $650)	(1,007)

Pro forma net income	$11,764

Pro forma basic and diluted earnings per share	$0.12

The Nasdaq Stock Market, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

We estimated the fair value of share-based awards using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2006	2005
Expected life (in years)	5	5
Weighted-average risk free interest rate	4.35%	3.71%
Expected volatility	30.0%	30.0%
Dividend yield	—	—
Weighted-average fair value at grant date	$12.92	$2.77

Our computation of expected volatility for the three months ended March 31, 2006 is based on a combination of historical and market-based implied volatility and for the three months ended March 31, 2005 is based on historical volatility. Our computation of expected life is based on historical exercise patterns. The interest rate for periods within the expected life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. Our April 2006 Credit Facility prohibits us from paying dividends. Before our April 2006 Credit Facility had been in place, it was not our policy to declare or pay cash dividends on our common stock.

Stock option activity for the three months ended March 31, 2006, is as follows:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 1, 2006	12,112,103	$9.23	7.2	$373,113
Grants	231,550	37.33		628
Exercises	(1,662,620)	12.25		(46,206)
Forfeitures or expirations	(75,757)	10.52		(2,237)

Outstanding at March 31, 2006	10,605,276	$9.37	7.6	$325,298

Exercisable at March 31, 2006	3,827,083	$9.33	6.3	$117,536

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (i.e., the difference between Nasdaq’s closing stock price on March 31, 2006 of $40.04 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their stock options on March 31, 2006. This amount changes based on the fair market value of Nasdaq’s common stock. Total intrinsic value of options exercised was $46.2 million for the three months ended March 31, 2006. Total fair value of stock options vested was $0.4 million for the three months ended March 31, 2006.

As of March 31, 2006, $9.0 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.7 years.

The Nasdaq Stock Market, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

The following table summarizes our restricted stock award activity for the three months ended March 31, 2006:

	Restricted Stock Awards	Weighted- Average Grant Date Fair Value
Unvested awards at January 1, 2006	453,406	$15.02
Granted	30,000	38.53
Vested	(30,890)	12.84

Unvested awards at March 31, 2006	452,516	$16.72

As of March 31, 2006, $5.0 million of total unrecognized compensation cost related to restricted stock awards is expected to be recognized over a weighted-average period of 1.8 years.

11. Related Party Transactions

February 2006 Public Equity Offering

On February 15, 2006, we completed a public offering of 13,895,229 shares of our common stock. The offering consisted of 7,000,000 primary shares and 6,895,229 shares of our common stock offered by NASD and other selling stockholders who received their shares through the exercise of warrants they purchased in our 2000 and 2001 private placements. We and NASD granted the underwriters an option to purchase up to an additional 2,084,284 shares of our common stock to cover over allotments which the underwriters could exercise within 30 days of the date of the final prospectus. On March 2, 2006, the underwriters purchased the additional 2,084,284 shares of common stock. Nasdaq and NASD contributed equally to the over allotment option. The completion of the offering, including the exercise of the over allotment option, resulted in the total sale of 15,979,513 shares of which we sold 8,042,142 shares issued from common stock in treasury and NASD and other selling stockholders sold 7,937,371 shares.

Preferred Stock

Also on February 15, 2006, we redeemed our Series C Cumulative preferred stock, held by NASD, for $104.7 million including accrued and unpaid dividends and a make-whole premium. We used a portion of the net proceeds obtained from the February 2006 public equity offering to fund the redemption.

NASD Equity Ownership

As a result of the February 2006 public equity offering, NASD’s equity ownership in Nasdaq decreased from 18.4% at December 31, 2005 to 11.3% at March 31, 2006 and subsequently decreased to 9.4% due to the May 2006 public equity offering. See “May 2006 Public Equity Offering,” of Note 16, “Subsequent Events,” for further discussion. Although NASD’s ownership percentage has continued to decrease, NASD still has voting control and consolidates our financial position and results of operations in its consolidated financial statements based on its ownership of our Series D preferred stock. After we become operational as a registered securities exchange, the Series D preferred stock will be automatically redeemed, NASD will no longer have voting control, and NASD will no longer consolidate us in its consolidated financial statements.

Other Related Party Transactions

NASD Regulation, Inc., or NASDR, provides us with regulatory services, including the regulation of trading activity on The Nasdaq Stock Market and surveillance and investigative functions for us. In October 2005, we

The Nasdaq Stock Market, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

transferred responsibility for the Over the Counter Bulletin Board, or OTCBB, an electronic screen-based quotation service for securities that, among other things, are not listed on The Nasdaq Stock Market or any U.S. national securities exchange, back to NASD, but agreed to continue to operate the OTCBB on a contract basis for two years, subject to renewals. We provide NASD technology development support services for a fixed income trade reporting platform. We also pay NASD for the use of office space in multiple locations.

12. Earnings Per Common Share

The following table shows the computation of basic and diluted earnings per share.

	Three Months Ended March 31,
	2006	2005
	(in thousands, except share and per share amounts)
Numerator:
Net income applicable to common stockholders:
Net income	$17,988	$12,771
Preferred stock:
Dividends declared	(359)	(1,004)
Accretion of preferred stock	(331)	(927)

Net income available to common stockholders for basic earnings per share	$17,298	$10,840
Interest impact of convertible notes, net of tax	2,535	1,459

Net income available to common stockholders for diluted earnings per share	$19,833	$12,299

Denominator:
Weighted average common shares for basic earnings per share	87,876,102	79,008,527
Weighted average effect of dilutive securities:
Employee stock options and awards	6,133,254	1,611,375
Convertible notes assumed converted into common stock	30,689,655	12,000,000
Warrants	3,253,190	—

Denominator for diluted earnings per share	127,952,201	92,619,902

Basic and diluted earnings per share:
Basic	$0.20	$0.14

Diluted	$0.16	$0.13

Options to purchase 10,605,276 shares of common stock, 452,516 shares of restricted stock, convertible notes convertible into 30,689,655 shares of common stock and warrants exercisable into 5,082,412 shares of common stock were outstanding at March 31, 2006. For the quarter ended March 31, 2006, we included 10,358,976 of the options outstanding, all of the shares of restricted stock, all of the shares underlying the warrants and all of the shares underlying the convertible notes in the computation of diluted earnings per share, on a weighted average basis, as their inclusion was dilutive. The remaining options were considered antidilutive and were excluded.

Options to purchase 16,442,817 shares of common stock, 403,570 shares of restricted stock, convertible notes convertible into 12,000,000 shares of common stock and warrants exercisable into 239,824 shares of common stock were outstanding at March 31, 2005. For the quarter ended March 31, 2005, we included 9,929,829 of the options outstanding, 383,570 shares of restricted stock and all of the shares underlying the

The Nasdaq Stock Market, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

convertible notes in the computation of diluted earnings per share, on a weighted average basis, as their inclusion was dilutive. The remaining options and shares of restricted stock and all of the warrants were considered antidilutive and were excluded.

13. Comprehensive Income

Comprehensive income is composed of net income and other comprehensive income, which includes the after-tax change in unrealized gains and losses on available-for-sale securities, foreign currency translation adjustments and a minimum pension liability adjustment.

The following table outlines the changes in other comprehensive income for the quarter ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Net income	$17,988	$12,771
Unrealized gains (losses) on available-for-sale securities, net of taxes	55	(580)
Foreign currency translation adjustments	(11)	12

Total change in comprehensive income	$18,032	$12,203

14. Commitments and Contingencies

Acquisition of Instinet Group

As a result of the acquisition of Instinet, we amended the original execution and clearing services agreement between INET and ICS. Under this amended agreement, ICS will provide INET with clearing and execution services for approximately $6.2 million for a period not to exceed six months after the closing date of the acquisition, unless the parties agree otherwise.

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

The Nasdaq Stock Market, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Brokerage Activities

In accordance with FASB Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” Brut and INET provide guarantees to securities clearinghouses and exchanges under their standard membership agreements, which require members to guarantee the performance of other members. If a member becomes unable to satisfy its obligations to the clearinghouses, other members would be required to meet its shortfalls. To mitigate these performance risks, the exchanges and clearinghouses often require members to post collateral as well as meet certain minimum financial standards. Brut’s and INET’s maximum potential liability under these arrangements cannot be quantified. However, we believe that the potential for Brut and INET to be required to make payments under these arrangements is unlikely. Accordingly, no contingent liability is recorded in our Condensed Consolidated Balance Sheets for these arrangements.

We have received an inquiry from NASD regarding compliance with Brut’s obligations regarding short sales, firm quotes and other reporting and disclosure requirements. In the first quarter of 2006, we recorded a $2.1 million charge for the amount of any potential fines or penalties associated with these matters.

Leases

We lease certain office space and equipment under non-cancelable operating leases with third parties and also sublease office space from NASD and sublease office space to third parties. Some of our leases contain renewal options and escalation clauses based on increases in property taxes and building operating costs.

Litigation

We may be subject to claims arising out of the conduct of our business. Currently, there are legal proceedings pending against us, which are disclosed in “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2005. We believe that any liabilities or settlements arising from currently pending proceedings will not have a material effect on our consolidated financial position or results of operations. Our management is not aware of any unasserted claims or assessments that would have a material adverse effect on our consolidated financial position or results of operations.

15. Segments

We manage, operate and provide our products and services in two business segments, our Market Services segment and our Issuer Services segment. The Market Services segment includes our transaction-based business (Nasdaq Market Center) and our market information services business (Nasdaq Market Services Subscriptions), which are interrelated because the transaction-based business generates the quote and trade information that we sell to market participants and data vendors. The Issuer Services segment includes our securities listings business and our insurance business (Corporate Client Group) and our financial products business (Nasdaq Financial Products). The companies listed on The Nasdaq Stock Market represent a diverse array of industries. This diversity of Nasdaq-listed companies allows us to develop industry-specific and other Nasdaq indexes that we use to develop and license financial products and associated derivatives. Because of these interrelationships, our management allocates resources, assesses performance and manages these businesses as two separate segments.

We evaluate the performance of our segments based on several factors, of which the primary financial measure is income before income taxes. Results of individual businesses are presented based on our management accounting practices and our management structure. Certain charges are allocated to Corporate items in our management reports based on the decision that those activities should not be used to evaluate the segment’s operating performance.

The Nasdaq Stock Market, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

The following table presents information regarding these operating segments for the quarter ended March 31, 2006 and 2005.

	Market Services	Issuer Services	Corporate Items and Eliminations	Consolidated
	(in thousands)
Three Months Ended March 31, 2006
Revenues	$337,094	$58,878	$267	$396,239
Cost of revenues	(234,221)	—	—	(234,221)

Gross margin	102,873	58,878	267	162,018

Income before income taxes	$19,903	$10,041	$36	$29,980

Three Months Ended March 31, 2005
Revenues	$125,085	$54,906	$202	$180,193
Cost of revenues	(53,915)	—	—	(53,915)

Gross margin	71,170	54,906	202	126,278

Income (loss) before income taxes	$784	$22,230	$(1,693)	$21,321

16. Subsequent Events

May 2006 Public Equity Offering

On May 2, 2006, we completed a public offering of 18,500,000 shares of our common stock, for net proceeds of $664.5 million after deducting offering expenses. We have also granted the underwriters an option to purchase up to an additional 2,775,000 shares of our common stock to cover over allotments, if any, which the underwriters may exercise within 30 days of the date of the final prospectus.

The net proceeds from the above offering of $665.2 million, before the deduction of offering expenses, were used to repay a portion of the amount outstanding under the $1.1 billion secured term loan of our April 2006 Credit Facility and for general corporate purposes, including possible acquisitions of further LSE shares or other acquisitions unassociated with the LSE. Amounts repaid under the secured term loan of our April 2006 Credit Facility will constitute permanent reductions in availability. See “Agreement to Acquire Minority Stake in the LSE,” and “April 2006 Credit Facility,” below for further discussion.

Agreement to Acquire Minority Stake in the LSE

On March 9, 2006, we submitted a non-binding indication of interest to acquire all of the shares of the LSE, which was rejected by the LSE on March 10, 2006. On March 30, 2006, we announced that we no longer intended to make an offer for the LSE. At that time, we reserved the right to announce an offer or possible offer or make and participate in an offer or possible offer for the LSE and/or take any other action which would otherwise be restricted under the rules of the United Kingdom City Code on Takeovers and Mergers, or the City Code, within the next six months with the consent of the United Kingdom Takeover Panel should one of the following events occur:

•	an agreement or recommendation from the Board of the LSE;

•	an announcement by a third party of an offer for or a merger with the LSE;

•

the LSE undertakes or announces an intention to undertake any acquisition or disposal of a material amount, or any material recapitalization other than the LSE’s announced return of capital to shareholders

The Nasdaq Stock Market, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

of up to GBP 510 million (where “material” is defined as 10% or more of the LSE’s equity market capitalization as at the close of business on March 30, 2006);

•	the LSE announces a proposal for shareholder approval that would result in another person acquiring a 30% or greater shareholding without being required to make an offer for the remaining share capital or reverse takeover; or

•	there is a material change in circumstances.

On April 18, 2006, we acquired 38,100,000 shares or approximately 14.9% of the issued share capital of the LSE, at a price of GBP 11.75 per share. The total consideration represents approximately GBP 447.7 million, or $784.8 million. In connection with this purchase, we entered into a credit facility that provides for credit of up to $1.925 billion of secured financing and currently have approximately $385.1 million available to drawdown under this facility. See “April 2006 Credit Facility,” below for further discussion. On May 8, 2006, we acquired an additional 9,790,280 shares or approximately 3.8% of the issued share capital of the LSE, at a price of GBP 12.18 per share. Total consideration represents approximately GBP 119.2 million, or $220.7 million. Nasdaq paid for the shares with cash on hand. Also, on May 10, 2006, we announced we acquired an additional 13,791,440 shares of the issued share capital of the LSE, at a price of GBP 12.48 per share. Total consideration for this purchase represents approximately GBP 172.1 million, or $320.7 million. In addition to the 47,890,280 shares previously owned, this acquisition takes our holding in the LSE to 61,681,720 shares or 24.1% of the issued share capital of the LSE. We purchased the above shares from LSE shareholders. We plan to pay for these shares using $310.1 million of funds available under our April 2006 Credit Facility and $10.6 million from cash on hand.

We continue to explore and evaluate our position with respect to the LSE and the purchase of additional LSE shares. We may purchase additional LSE shares at any time based on numerous factors, including strategic transactions and potential transactions in our industry, market conditions, LSE share trading prices and the availability of LSE shares for sale. If we choose to purchase additional LSE shares, we may incur additional debt.

April 2006 Credit Facility

We entered into the April 2006 Credit Facility, effective on April 18, 2006, to finance our initial purchase of the LSE shares. See “Agreement to Acquire Minority Stake in the LSE,” above for further discussion. The April 2006 Credit Facility replaced our former credit agreement obtained in connection with the financing of the INET acquisition.

The April 2006 Credit Facility provides for credit of up to $1.925 billion of secured financing. The $1.925 billion available under the April 2006 Credit Facility includes:

(1)	a five-year $75.0 million revolving credit facility, with a letter of credit subfacility and swingline loan subfacility,

(2)	a six-year $750.0 million senior term loan facility, and

(3)	a six-year $1.1 billion secured term loan facility structured as a delayed-draw term loan (which is limited in use to purchasing LSE shares).

The interest rate on loans made under the April 2006 Credit Facility is expected to be either (1) a rate per annum equal to the greater of (a) the rate announced from time to time by Bank of America, N.A. as its “prime rate” and (b) the federal funds effective rate plus 1/2 of 1% or (2) at the “LIBO Rate” set by the British Banker’s Association at 11:00 a.m. two days prior, in each case, plus an applicable margin that varies depending upon the ratings of the loans under the April 2006 Credit Facility most recently received by Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Group, Inc. Nasdaq has also agreed to pay customary fees and expenses related to the April 2006 Credit Facility and to provide customary indemnities.

The Nasdaq Stock Market, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Our obligations under the April 2006 Credit Facility are secured by a security interest in and liens upon substantially all of our assets and our subsidiaries. All of our domestic subsidiaries are guarantors of our obligations under the April 2006 Credit Facility, excluding the regulated broker-dealer subsidiaries, the insurance-related subsidiaries and The Trade Reporting Facility LLC, or TRF, a joint venture with NASD, which we formed in April 2006. See “Exchange Registration,” of “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further discussion.

The April 2006 Credit Facility contains customary negative covenants which will affect our subsidiaries and us, including the following:

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

In addition, the April 2006 Credit Facility contains financial covenants, specifically, a maintenance of minimum interest expense coverage ratio and maximum leverage ratio, as defined in the April 2006 Credit Facility and pursuant to the following schedules:

Interest Expense Coverage Ratio

Period	Ratio
Effective Date to June 30, 2006	1.50 to 1.00
July 1, 2006 to September 30, 2006	1.50 to 1.00
October 1, 2006 to March 31, 2007	1.75 to 1.00
April 1, 2007 to September 30, 2007	2.00 to 1.00
October 1, 2007 to March 31, 2008	2.50 to 1.00
April 1, 2008 to September 30, 2008	2.75 to 1.00
October 1, 2008 to March 31, 2009	3.00 to 1.00
April 1, 2009 to September 30, 2009	3.50 to 1.00
Thereafter	4.00 to 1.00

Under the terms of the April 2006 Credit Facility, the Interest Coverage Ratio for the period from April 1, 2006 to June 30, 2006 may be less than 1.50 to 1.00 under certain circumstances, but will not be less than 1.35 to 1.00.

The Nasdaq Stock Market, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Leverage Ratio

Period	Ratio
Effective Date to June 30, 2006	5.75 to 1.00
July 1, 2006 to September 30, 2006	5.50 to 1.00
October 1, 2006 to December 31, 2006	5.00 to 1.00
January 1, 2007 to March 31, 2007	4.25 to 1.00
April 1, 2007 to June 30, 2007	4.00 to 1.00
July 1, 2007 to September 30, 2007	3.75 to 1.00
October 1, 2007 to December 31, 2007	3.50 to 1.00
January 1, 2008 to March 31, 2008	3.25 to 1.00
April 1, 2008 to December 31, 2008	3.00 to 1.00
January 1, 2009 to September 30, 2009	2.75 to 1.00
Thereafter	2.50 to 1.00

The $1.1 billion secured term loan facility is excluded from the calculation of the Leverage Ratio until October 2007. The April 2006 Credit Facility also contains customary affirmative covenants, including access to financial statements, notice of trigger events and defaults, and maintenance of business and insurance, and events of default, as well as cross-defaults on material indebtedness.

We are permitted to repay borrowings under the credit facility at any time in whole or in part, subject to our remaining in compliance with the covenants discussed above and our obligation to pay additional fees in certain circumstances. Beginning in 2007, we also are required to use a percentage of our excess cash flow to repay loans outstanding under the April 2006 Credit Facility. The percentage of cash flow we are required to use for repayments varies depending on our leverage ratio at the end of the year for which cash flow is calculated, with the maximum repayment percentage set at 50.0% of excess cash flow.

Sale of Building

As part of our real estate consolidation plans, in April 2006, we decided to sell the building we currently own and occupy in Trumbull, Connecticut. An estimated loss on the sale of the building of approximately $5.0 million will be recorded in the second quarter of 2006.

The Nasdaq Stock Market, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading provider of securities listing, trading, and information products and services. Our revenue sources are diverse and include revenues from transaction services, market data products and services, listing fees, and financial products. We operate The Nasdaq Stock Market, the largest electronic equity securities market in the United States, both in terms of number of listed companies and traded share volume. As of March 31, 2006, we were home to 3,191 listed companies. We also operate The Nasdaq Market Center, which provides our market participants with the ability to access, process, display and integrate orders and quotes in The Nasdaq Stock Market and other national stock exchanges. Transactions involving 139.0 billion equity securities were executed on or reported to our systems in the first quarter of 2006.

First Quarter Highlights

We had a strong first quarter. Our financial performance improved substantially, going from net income of $12.7 million or $0.13 per diluted share in the first quarter of 2005, to net income of $18.0 million or $0.16 per diluted share in the first quarter of 2006. Our recent acquisitions contributed to our earnings and we expect further contributions from them in our future results. Gross margin (revenues less cost of revenues) increased by 28.3%. During 2006, we also continued with our cost reduction program and the integration of INET. Total expenses increased by 16.1%, due to the continuing integration of the INET platform and additional costs from our recent acquisitions. We believe that our continuing efforts to reduce operating expenses will improve our future results and efficiency of our operations.

Our first quarter highlights were:

•	Unanimous approval from the SEC of our application to operate as a national securities exchange. This will allow us to take the final steps needed to complete our separation from NASD.

•	Acquired Shareholder.com, allowing us to offer best-in-class shareholder communications and intelligence services to issuers.

•	Created the Global Select Market, a new listing tier with highest financial listing standards in the world.

•	Achieved a new record in trading New York Stock Exchange, or NYSE-listed stocks, matching a single day high of 10.0% on March 24, 2006, representing an approximate 43% percent spike in Nasdaq’s matched market share.

•	Agreed with First Trust Advisors to launch two new exchange traded funds, or ETFs: First Trust NASDAQ-100 Equal Weighted IndexSM Fund (Nasdaq: QQEW) and First Trust NASDAQ-100 Technology Sector IndexSM Fund (Nasdaq: QTEC).

•	Began offering options routing through the Brut broker-dealer, providing customers connectivity and routing to the major options exchanges.

•	Completed an offering of 15,979,513 shares of common stock at $40.00 per share; 8,042,142 shares were sold by Nasdaq with $104.7 million in proceeds used to redeem our Series C Cumulative preferred stock, including accrued and unpaid dividends and a make-whole premium.

In addition, during April and May 2006, we purchased strategic stakes in the LSE totaling approximately 24.1% of the issued share capital of the LSE. On May 2, 2006, we completed an offering of 18,500,000 shares of common stock at $37.36 per share.

Key Drivers

The following table includes data showing average daily share volume in Nasdaq-listed securities, and the percentage of share volume of Nasdaq-, NYSE- and American Stock Exchange, or Amex-listed securities reported to The Nasdaq Market Center. In addition, the table shows drivers for our Issuer Services segment, including initial public offerings and number of listed companies. In evaluating the performance of our business, our senior management closely watches these key drivers.

	Three Months Ended March 31,
	2006	2005
Average daily share volume in Nasdaq-listed securities (in billions)	2.12	2.00
Percentage of share volume of Nasdaq-listed securities reported to The Nasdaq Market Center	74.5%	54.9%
Percentage of share volume of NYSE-listed securities reported to The Nasdaq Market Center	21.3%	15.0%
Percentage of share volume of Amex-listed securities reported to The Nasdaq Market Center	42.1%	31.4%
Initial public offerings	30	20
Secondary offerings	69	45
New listings(1)	60	52
Number of listed companies(2)	3,191	3,247

(1)	New listings reflect initial public offerings, including those completed on a best efforts basis, and issuers that switched from other listing venues.
(2)	Number of listed companies as of period end.

Operating Results

The following table shows a summary of our operating results:

	Three Months Ended March 31,		Percentage Change
	2006	2005
	(in millions)
Market Services	$337.1	$125.1	#
Issuer Services	58.9	54.9	7.3%
Other	0.2	0.2	—

Total revenues	396.2	180.2	#
Cost of revenues	(234.2)	(53.9)	#

Gross margin	162.0	126.3	28.3%

Total expenses	120.2	103.5	16.1%
Net income	$18.0	$12.7	41.7%

Basic earnings per share	$0.20	$0.14	42.9%
Diluted earnings per share	$0.16	$0.13	23.1%

#	Denotes a variance greater than 100.0%.

Our first quarter 2006 results were primarily driven by increases in the gross margin of our Market Services segment, where we gained market share and trading volume, primarily due to the INET acquisition. First quarter 2006 results include the first full quarter of INET operations, following the acquisition on December 8, 2005. Market share increases were in Nasdaq-, NYSE- and Amex-listed securities and average daily share volume also increased. Beginning February 1, 2006, we harmonized the pricing for The Nasdaq Market Center and INET, which may negatively impact trading volumes on The Nasdaq Market Center going forward. Issuer Services revenues were positively impacted by our recent acquisitions of Carpenter Moore and Shareholder.com. Partially

offsetting these increases was an increase in expenses related to the integration of INET and recent acquisitions. These current and prior year items are discussed in more detail below.

Integration of INET

Our integration of INET is well underway. Assuming that we obtain prompt SEC approval of our “single book” and related rule proposals, we expect to begin migrating trading activity to the INET platform late in the second quarter for NYSE- and Amex-listed securities and early in the third quarter of 2006 for Nasdaq-listed securities. We plan to complete the migration of trading activity in the third quarter, though the integration of the related customer communication networks will continue into the fourth quarter of 2006. We may begin to recognize some cost savings in the third quarter, although full synergies will not occur until the fourth quarter of 2006, once we are able to eliminate all legacy networks and platforms. All of these time frames assume timely SEC approval of all necessary rule proposals.

Exchange Registration

On January 13, 2006 the SEC approved our application for registration as a national securities exchange. We will begin operating as an exchange once we satisfy conditions specified by the SEC. While we have satisfied most of these conditions and expect to satisfy the remaining conditions in the second quarter of 2006, some of the conditions require actions by third parties and/or additional approvals by the SEC which may cause delays. We expect exchange registration to provide benefits to our proprietary data business and in our corporate governance structure once we become fully operational as an exchange.

To facilitate our operations as an exchange, we have formed a joint venture with NASD to operate a trade reporting facility, which will allow us to continue to collect reports of trades executed by broker-dealers outside of our exchange and recognize revenue for the related fees. To this end, we recently formed a limited liability company called The Trade Reporting Facility LLC, of which Nasdaq and NASD are members. Nasdaq will provide technology and managerial services for the TRF, and NASD will regulate the TRF as one of its facilities. The TRF will begin to operate once the SEC approves a pending NASD filing to establish rules governing its operations. Nasdaq will receive all of the revenues and pay all of the costs associated with operating the TRF. Nasdaq expects that all or substantially all of the revenues associated with operating the TRF will be offset by regulatory costs, operational costs, and the revenue we share with market participants who report trades to the TRF; accordingly Nasdaq does not expect the TRF to have a material effect on our financial results.

Cost Reductions and Operating Efficiencies

During the past several years, we have taken significant steps to grow our business and enhance our competitive position. We have successfully reduced technology costs, eliminated non-core products, scaled back our workforce and consolidated our real estate facilities and operations. We continue to migrate our technology operations to fewer, scalable, less expensive non-proprietary platforms. The INET integration will accelerate our migration to a low-cost trading platform and will result in significant additional operating synergies.

As a result of our cost reduction steps, in 2006 we incurred incremental pre-tax expenses of approximately $13.6 million in connection with taking actions to improve our operational efficiency, including the integration of INET. During 2005, we incurred similar charges of approximately $7.5 million. We expect to incur additional charges in 2006 related to the integration of INET, consolidation of real estate and reductions in our workforce. See Note 5, “2006 and 2005 Cost Reductions and Strategic Review,” to the condensed consolidated financial statements for further discussion.

Business Environment

The contrast between a challenging business environment and an improving overall economy characterizes our most recent quarter. Our business environment continues to be marked by intense competition in our trade execution, trade reporting and listings business. Specific challenges we face include aggressive price cutting in an attempt to increase trading volume market share and an increased emphasis on electronic trading due to technological advancements and regulatory changes. As our industry further consolidates internationally, global factors and competitors are becoming increasingly important to our performance. Our business has been and will continue to be impacted by domestic and international trends in the following key external factors:

•	the number of companies seeking equity financing, which is affected by factors such as investor demand, the economy, alternative sources of financing, and tax and regulatory policies;

•	trading volumes, particularly in U.S. equity securities, which are driven primarily by overall macroeconomic conditions;

•	competition (in terms of listings, market share, pricing, and product and service offerings); and

•	technological advancements and regulatory developments.

These factors will affect our future revenues, gross margin and net income.

The first quarter of 2006 saw increasing investor optimism about the future outlook for economic growth. Although the Federal Reserve continued its policy of monetary tightening and energy and other commodity prices neared record highs, U.S. equity price indices rose during the quarter to levels not seen for five years. Global price indices and equity trading volumes on international equity markets also exhibited growth. The value of the S&P Global 1200, a composite index comprised of major regional and country indexes, was 16.2% higher on March 31, 2006 compared with its value on March 31, 2005. The aggregate dollar value of equity trading by the world’s leading equity markets also increased 43.4% during the first quarter of 2006 compared with the first quarter of 2005. Rising domestic equity prices and volumes positively impacted the issuance of equity capital and the number of initial public offerings on Nasdaq during the quarter. Trading volume in U.S. equity markets increased 15.4% during the first quarter of 2006 as compared to the first quarter of 2005.

We experience competition in our core domestic trading activities such as execution services; quoting and trading capabilities; and reporting services. Several new entrants to the execution services business have engaged in aggressive price competition by reducing the trade execution transaction fees they charge their customers. We continually monitor the trade execution transaction fees we charge our customers, particularly our large-volume customers, to insure we remain competitive. Our revenues from the sale of market information products and services are also under competitive threat from other securities exchanges that trade Nasdaq-listed securities. We have in place a program that provides monetary incentives for quoting market participants to send orders and report trades to The Nasdaq Market Center. Nasdaq, however, has changed the percentage shared under this program from time to time throughout 2005 and 2006 and may continue to further alter the terms of the program. In addition, the acquisition of INET, along with our 2004 acquisition of Brut, is designed to accelerate our growth initiatives and enhance our competitive position.

We aggressively compete for new listings of initial public offerings of both domestic and international companies. Our primary competitor for larger company listings on The Nasdaq Stock Market is the NYSE. Domestically, we also compete, to a limited extent, with the Amex for listing of smaller, less active, companies. Internationally, we compete for listings with a number of major global exchanges including the LSE and NYSE/ARCA, which was formed by the mergers of the Pacific Exchange, ArcaEx, and the NYSE. The newly-combined NYSE Group has indicated that it intends to expand the listings business of the former Pacific Exchange. Nasdaq-sponsored financial products are subject to intense competition from other ETFs, derivatives and structured products as investment alternatives and we are subject to competition for the listing of these products from other exchanges.

The securities industry continues to experience considerable technological and regulatory change. Some of our competitors who have historically supported a floor-based trading model are beginning to more fully automate their processes. While one consequence of these initiatives has been to highlight the advantages of the electronic trading model, another consequence has been to shorten the expected life of legacy hardware and architecture as market centers rapidly innovate in order to offer their customers the best possible platform. In addition, our competitors’ migration to electronic trading could further increase the competitive pressures on us.

Business Segments

We manage, operate and provide our products and services in two business segments: Market Services and Issuer Services.

•	Market Services segment includes our transaction-based business (Nasdaq Market Center) and our market information services business (Nasdaq Market Services Subscriptions), which are interrelated because the transaction-based business generates the quote and trade information that we sell to market participants and data vendors.

•	Issuer Services segment includes our securities listings business and our insurance business (Corporate Client Group) and our financial products business (Nasdaq Financial Products). The companies listed on The Nasdaq Stock Market represent a diverse array of industries. This diversity of Nasdaq-listed companies allows us to develop industry-specific and other Nasdaq indexes that we use to develop and license financial products and associated derivatives.

Because of these interrelationships, our management allocates resources, assesses performance and manages these businesses as two separate segments. See Note 15, “Segments,” to the condensed consolidated financial statements for further discussion.

Sources of Revenues

Market Services

Nasdaq Market Center

The Nasdaq Market Center is our transaction-based platform that provides our market participants with access to The Nasdaq Stock Market execution services, such as quoting and trading capabilities, and reporting services such as trade reporting and risk management. We provide these quoting, trading, and reporting services for securities listed on The Nasdaq National Market and The Nasdaq Capital Market and up until September 30, 2005, for securities authorized for trading on the OTCBB, and for securities that are traded in the Over-the-Counter, or OTC, market by NASD members. Effective October 1, 2005, we transferred responsibility for the OTCBB and OTC to NASD.

We provide our customers with the ability to execute trades electronically in equity securities. The primary fee for these execution services is a transaction execution charge, assessed on a per share basis to the party that accesses the liquidity provided by another market participant. In most circumstances, we credit a portion of the per share execution charge as a rebate to the market participant that provides the liquidity. We also earn revenues based on our share of trading securities listed on the NYSE and Amex. Many of our competitors engage in aggressive price competition by reducing the transaction fees they charge customers for trade execution. As a result of this competition, during 2005, we significantly reduced the transaction fees we charge our customers for trade execution, particularly for large-volume customers. In early 2006, in connection with our acquisition of INET, we adjusted our transaction fees to harmonize our pricing structure with INET, whose fees had been higher than ours. We periodically re-examine our pricing structure to ensure that our fees remain competitive.

The Nasdaq Market Center also generates revenue by charging fees for trade reporting, trade comparison, order routing and providing risk management services. Although we do not currently charge market participants for most of the trades they report to us, we do earn revenues for all trades reported to us in the form of shared market information revenues under the Nasdaq Unlisted Trading Privileges Plan, or the UTP Plan, in the case of

Nasdaq-listed securities and under the Consolidated Tape Plan, or the CTA Plan, and the Consolidated Quotation Plan, or CQ Plan, in the case of exchange-listed securities.

Finally, The Nasdaq Market Center generates revenue by providing market participants with a front-end workstation and by offering several different alternatives to access The Nasdaq Market Center. The type of connectivity is determined by the level of functionality a customer needs. During 2005, we completed the necessary steps to exit a low-margin business related to our legacy service products and associated proprietary network.

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

In our role as the Securities Information Processor, we disseminate information to data vendors, which the data vendors then sell to the public. After deducting expenses incurred as the Securities Information Processor, we distribute the tape fees to the respective UTP Plan participants, including ourselves, based on a combination of the participants’ respective annual trade volume and share volume. Since our sharing in the UTP Plan is based on our market share, our revenues from the sale of market information products and services are under competitive pressure from other securities exchanges that trade Nasdaq-listed securities. As a result, we have implemented the General Revenue Sharing Program, which provides an incentive for quoting market participants to send orders and report trades to The Nasdaq Market Center to stabilize Nasdaq’s share of UTP Plan revenues. Once we become operational as an exchange, we will no longer have to share our revenues under the UTP Plan related to information about our individual market participants’ quotations. We will still be required to share UTP Plan revenues related to trade reports and the best priced quotations in our market.

We also sell proprietary data products to market participants that choose to display trading interest on The Nasdaq Market Center. We offer a range of proprietary data products including TotalView, our flagship market depth quote product. We operate several other proprietary services and data feed products, including the Mutual Fund Quotation Service; the Mutual Fund Dissemination Service; our financial websites, Nasdaq.com and NasdaqTrader.com; and Nasdaq Index Dissemination Service. Within the past year, we launched Nasdaq OpenView, which is similar to TotalView, but displays market depth for NYSE- and Amex-listed securities and ModelView, a web-based historical data product intended to provide more comprehensive information regarding The Nasdaq Market Center liquidity.

Issuer Services

Corporate Client Group

The Corporate Client Group provides customer support services and products to Nasdaq-listed companies and is responsible for obtaining new listings on The Nasdaq Stock Market. We charge issuers an initial listing fee, a fee for listing of additional shares and an annual fee. The initial listing fee for securities listed on The Nasdaq Stock Market includes a listing application fee and a total shares outstanding fee. The fee for listing of additional shares is based on the total shares outstanding, which we review quarterly. Annual fees for securities listed on The Nasdaq Stock Market are based on total shares outstanding. In the beginning of 2005, Nasdaq increased the amount of its annual fees for both The Nasdaq National Market and The Nasdaq Capital Market in a range of approximately 14.0% to 31.0%. Initial listing and listing of additional shares fees are recognized on a straight-line basis over estimated service periods, which are six and four years, respectively, based on our historical listing experience, pursuant to the requirements of SEC Staff Accounting Bulletin Topic 13: Revenue Recognition, or SAB Topic 13.

On January 1, 2005, we purchased the remaining 50.0% interest in the Nasdaq Insurance Agency from AIG for nominal consideration. The agency provides insurance brokerage services and specializes in the director and officer liability insurance market. On October 1, 2005, we completed the acquisition of Carpenter Moore, a San Francisco-based insurance brokerage firm specializing in management liability. The purchases of the Nasdaq Insurance Agency and Carpenter Moore provide current and future Nasdaq-listed companies and other customers with a full service corporate insurance broker offering customized risk management advice and insurance placement services. Carpenter Moore also added depth of brokerage expertise in directors and officers, errors and omissions and other management liability insurance products, and has significantly expanded regional coverage. On February 1, 2006 we completed the acquisition of Shareholder.com, a privately held, Massachusetts-based firm specializing in shareholder communications and investor relations intelligence services. Shareholder.com will continue to offer its comprehensive suite of services to all publicly traded companies who wish to optimize investor relations capabilities. Our 2006 results include activity related to Shareholder.com from February 1, 2006 through March 31, 2006. See Note 3, “Business Combinations,” to the condensed consolidated financial statements for further discussion.

Nasdaq Financial Products

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

In addition, Nasdaq Financial Products through its Portal Market review activities, facilitates the settlement of transactions in private placement securities.

Segment Operating Results

Of total first quarter revenues of $396.2 million, 85.1% was from our Market Services segment, and 14.9% was from our Issuer Services segment.

The following table shows total revenues by segment, cost of revenues and gross margin:

	Three Months Ended March 31,		Percentage Change
	2006	2005
	(in millions)
Market Services	$337.1	$125.1	#
Issuer Services	58.9	54.9	7.3%
Other	0.2	0.2	—

Total revenues	$396.2	$180.2	#
Total cost of revenues	(234.2)	(53.9)	#

Gross margin	$162.0	$126.3	28.3%

#	Denotes a variance greater than 100.0%.

Market Services

The following table shows revenues, cost of revenues and gross margin from Market Services:

	Three Months Ended March 31,		Percentage Change
	2006	2005
	(in millions)
Nasdaq Market Center:
Execution and trade reporting revenues	$286.1	$112.7	#
Access services revenues	12.3	20.9	(41.1)%
Liquidity rebates(1)	—	(35.5)	#
Tape fee revenue sharing	(5.3)	(2.1)	#
Nasdaq General Revenue Sharing Program	(0.1)	(0.1)	—

Total Nasdaq Market Center revenues	293.0	95.9	#
Cost of revenues
Liquidity rebates(1)	(167.2)	(35.4)	#
Brokerage, clearance and exchange fees	(67.0)	(18.5)	#

Total cost of revenues	(234.2)	(53.9)	#

Gross margin from Nasdaq Market Center	58.8	42.0	40.0%

Nasdaq Market Services Subscriptions:
Revenues(2)	52.1	46.9	11.1%
Nasdaq General Revenue Sharing Program	(2.9)	(2.0)	45.0%
UTP Plan revenue sharing	(13.7)	(20.1)	(31.8)%

Total Nasdaq Market Services Subscriptions revenues	35.5	24.8	43.1%
Other Market Services revenues	8.6	4.4	95.5%

Gross margin from Market Services	$102.9	$71.2	44.5%

#	Denotes a variance equal to or greater than 100.0%.

(1)	Pursuant to Emerging Issues Task Force, or EITF, of the FASB, Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” or EITF 99-19, Nasdaq records execution revenues from transactions executed through Brut and INET on a gross basis in revenues and records expenses such as liquidity rebate payments as cost of revenues as both Brut and INET act as principal. Before the second quarter of 2005, we reported other execution revenues net of liquidity rebates, which totaled $35.5 million for the three months ended March 31, 2005, as Nasdaq does not act as principal. However, during and since the second quarter of 2005 under Nasdaq’s new Limitation of Liability Rule, Nasdaq, subject to certain caps, provides compensation for losses due to malfunctions of the order-execution systems of The Nasdaq Market Center. Therefore, under EITF 99-19, Nasdaq has recorded all execution revenues from transactions executed through The Nasdaq Market Center on a gross basis in execution and trade reporting revenues and has recorded liquidity rebate payments as cost of revenues as Nasdaq now has certain risk associated with trade execution subject to rule limitations and caps. This rule change in fact was made on a prospective basis beginning April 1, 2005 as required under GAAP. This rule change did not have a material impact on the consolidated financial position or results of operations of Nasdaq.

(2)	Includes eligible and non-eligible UTP Plan revenues. Eligible UTP Plan revenues are associated with the calculation and dissemination of the consolidated national best bid and best offer and last sale information. These revenues are shared among UTP Plan participants. Non-eligible UTP Plan revenues are associated with the calculation and dissemination of proprietary Nasdaq information and are not shared among UTP Plan participants.

Nasdaq Market Center

Execution and trade reporting revenues increased primarily due to the inclusion of INET results as well as increases in market share in Nasdaq-, NYSE- and Amex-listed securities and average daily share volume. In

February 2006, we harmonized our pricing on Nasdaq-listed securities across all of our venues and introduced new pricing on NYSE-listed securities, which further contributed to the increase in revenues. The Nasdaq-listed pricing increased the execution fees for Brut and Nasdaq’s legacy execution systems, but decreased the execution fees for the INET ECN.

Access services revenues decreased primarily due to the retirement of our legacy access service products, and associated proprietary network in the fourth quarter of 2005, when we completed the transition to the new Nasdaq workstation. Beginning in 2005, we migrated users away from our legacy access service products towards our new QIX protocol, FIX connectivity and new Nasdaq workstation, all of which operate over third-party networks. By doing so, we have been able to and will continue to reduce our technology and network costs and increase our systems’ scalability without affecting performance or reliability. Revenues from the discontinued products totaled $16.6 million and expenses related to the discontinued products were $13.0 million in the first quarter of 2005. The industry standards and third-party products are more efficient and cost effective but produce lower revenues. However, these products will contribute more to our operating results than our access services legacy products. Partially offsetting the decrease in the first quarter of 2006, were access services revenues from INET and increased revenues from FIX and QIX.

Nasdaq Market Center liquidity rebates, in which we credit a portion of the per share execution charge to the market participant that provides the liquidity, were $167.2 million for the three months ended March 31, 2006 and $70.9 million for the three months ended March 31, 2005 (which includes $35.5 million recorded net in total revenues), of which $35.8 million for the three months ended March 31, 2006 and $35.5 million for the three months ended March 31, 2005 relates to liquidity rebate payments for the non-Brut and non-INET portion of The Nasdaq Market Center. The remaining rebate amounts of $131.4 million in 2006 and $35.4 million in 2005 are Brut liquidity rebates and for the first quarter of 2006 INET liquidity rebates. The increase in liquidity rebates was primarily due to increases in market share for NYSE-listed securities and for transactions executed on the INET and Brut platforms. In February 2006, we harmonized our pricing for all of our venues, which increased the per share liquidity rebates for INET, but decreased the per share liquidity rebates for Brut and Nasdaq’s legacy execution system. Also beginning February 2006, we began paying rebates on NYSE- and Amex-listed securities.

We share tape fee revenues from NYSE- and Amex-listed securities through The Nasdaq Market Center tape fee revenue sharing. We earn tape fee revenues from NYSE- and Amex-listed securities based upon both the percentage of trades reported to The Nasdaq Market Center for securities listed on these exchanges and the size of NYSE and Amex revenue sharing pools. The increase in 2006 was primarily due to an increase in our market share in both NYSE- and Amex-listed securities, partially offset by amounts retained that pre-acquisition were shared with INET.

The Nasdaq Market Center shares revenues under the Nasdaq General Revenue Sharing Program. This discretionary program requires us to share operating revenue, which is interpreted to mean net revenue after expenses from all services that derive revenue from member trading and trade reporting activity in Nasdaq-listed securities. The program is designed to provide an incentive for quoting market participants to send orders and report trades to The Nasdaq Market Center. The amount of Nasdaq Market Center revenues shared under the Nasdaq General Revenue Sharing Program was flat quarter over quarter.

Brokerage, clearance and exchange fees are additional cost of revenues for Brut and INET. The increase in brokerage, clearance and exchange fees in the first quarter of 2006 was primarily due to additional activity from INET’s operations and increases in market share.

Nasdaq Market Services Subscriptions

We provide subscribers with inside quote and last trade information through Level 1, the best quote information for each market participant through Nasdaq Quotation Dissemination Services, or NQDS, and all

price levels for each market participant through TotalView. These services are provided for securities listed on The Nasdaq Stock Market to both professional and non-professional users. We also provide subscribers with quote information at all price levels for each market participant’s trading of NYSE- and Amex-listed stocks through OpenView. In addition, we provide Mutual Fund Quotation Service, or MFQS, a service that collects and disseminates daily price and related data for unit investment trusts, mutual funds and money market funds that are subscribers to this service. These subscription revenues, which include eligible and non-eligible UTP Plan revenues, increased primarily due to an increase in TotalView subscribers. Also in the first quarter of 2006, we had an audit of data usage by a major market distributor which further contributed to the increase in revenues.

We also share Market Services Subscriptions revenues under the Nasdaq General Revenue Sharing Program. The amount of Nasdaq Market Services Subscriptions revenues shared under the Nasdaq General Revenue Sharing Program increased primarily due to changes in the amount shared under the program.

Nasdaq also shares tape fee revenues for Nasdaq-listed securities through the UTP Plan. Under the revenue sharing provision of the UTP Plan, we are permitted to deduct costs associated with acting as the exclusive Securities Information Processor from the total amount of tape fees collected. After these costs are deducted from the tape fees, we distribute to the respective UTP Plan participants, including Nasdaq, their share of tape fees based on a combination of their respective trade volume and share volume. Our tape fee revenue sharing allocated to UTP Plan participants decreased primarily due to a stronger market share, which included INET trade reporting activity for the first quarter of 2006, decreasing the amount Nasdaq shared with UTP participants.

Other Market Services

Other Market Services revenues increased primarily due to a contract between NASD and us for the operations of the OTCBB, which took effect on October 1, 2005. We transferred responsibility for the OTCBB back to NASD, but agreed to continue to operate the OTCBB on a contract basis for two years, subject to renewals.

Issuer Services

The following table shows revenues from Issuer Services:

	Three Months Ended March 31,		Percentage Change
	2006	2005
	(in millions)
Issuer Services:
Corporate Client Group	$48.7	$45.2	7.7%
Nasdaq Financial Products	10.2	9.7	5.2%

Total Issuer Services revenues	$58.9	$54.9	7.3%

Corporate Client Group

The following table shows our revenues from the Corporate Client Group as reported in accordance with GAAP (“as reported”) and as would be reported on a non-GAAP basis (“billed basis”). We believe that the presentation of billed basis revenues, as they relate to listing of additional shares and initial listing fees, is a good indicator of current Corporate Client Group activity as billed basis information excludes the effects of recognizing revenues related to initial listing fees and listing of additional shares fees over the six and four year periods, respectively.

	Three Months Ended March 31,
	2006		2005		Percentage Change
	As Reported	Billed Basis	As Reported	Billed Basis	As Reported	Billed Basis
	(in millions)
Annual renewal fees	$25.8	$25.8	$26.0	$26.0	(0.8)%	(0.8)%
Listing of additional shares fees	8.9	11.2	9.3	10.4	(4.3)%	7.7%
Initial listing fees	6.4	5.6	7.8	4.8	(17.9)%	16.7%
Insurance and other	6.3	6.3	1.1	1.1	#	#
Other Corporate Client Group revenues	1.3	1.3	1.0	1.0	30.0%	30.0%

Total Corporate Client Group revenues	$48.7	$50.2	$45.2	$43.3	7.7%	15.9%

#	Denotes a variance greater than 100.0%.

Corporate Client Group revenues are primarily derived from fees for annual renewals, listing of additional shares and initial listings for companies listed on The Nasdaq Stock Market. Fees are generally calculated based upon total shares outstanding for the issuing company. These fees are initially deferred and amortized over the estimated periods for which the services are provided. Revenues from annual renewal fees are amortized on a pro-rata basis over the calendar year and initial listing fees and listing of additional shares fees are amortized over six and four years, respectively. The difference between the as reported revenues and the billed basis revenues is due to the amortization of fees in accordance with GAAP. See Note 7, “Deferred Revenue,” to the condensed consolidated financial statements for further discussion. Corporate Client Group revenues also include insurance and shareholder services revenues from our recent acquisitions.

Annual renewal fees on both an as reported and billed basis decreased primarily due a decrease in the number of listed companies. The number of companies listed on The Nasdaq Stock Market on January 1, 2006 was 3,208 and 3,271 on January 1, 2005, the date on which listed companies are billed their annual fees. The decrease in the number of listed companies in 2006 was due to 332 delistings by Nasdaq during 2005, partially offset by 269 new listings in 2005. The delistings in 2005 were primarily a result of mergers and acquisitions, but were also because of companies’ failure to meet our listing standards.

Listing of additional shares fees decreased on an as reported basis and increased on a billed basis. The increase was primarily due to an increase in secondary offerings as well as other additional share activity. There were 69 secondary offerings in the first quarter of 2006 and 45 secondary offerings in the first quarter of 2005.

Initial listing fees decreased on an as reported basis and increased on a billed basis. The increase was primarily due to an increase in the number of initial public offerings. There were 60 new listings, including 30 initial public offerings, during the first quarter of 2006 compared with 52 new listings, including 20 initial public offerings, during the first quarter of 2005.

Insurance and other revenues on both an as reported and billed basis increased primarily due to revenues generated from the recent acquisitions of Carpenter Moore and Shareholder.com.

Nasdaq Financial Products

The following table shows revenues from Nasdaq Financial Products:

	Three Months Ended March 31,		Percentage Change
	2006	2005
	(in millions)
Licensing revenues	$9.0	$8.9	1.1%
Portal revenues	1.2	0.8	50.0%

Total Nasdaq Financial Products revenues	$10.2	$9.7	5.2%

Nasdaq Financial Products, through its Portal Market review activities, facilitates the settlement of transactions in private placement securities. The increase in Portal revenues was primarily due to an increase in the number of applications seeking Portal designation.

Expenses

Direct Expenses

The following table shows the details of Nasdaq’s direct expenses:

	Three Months Ended March 31,		Percentage Change
	2006	2005
	(in millions)
Compensation and benefits	$48.9	$37.3	31.1%
Marketing and advertising	5.0	1.3	#
Depreciation and amortization	24.5	18.2	34.6%
Professional and contract services	8.9	7.0	27.1%
Computer operations and data communications	10.0	16.2	(38.3)%
Provision for bad debts	—	0.6	#
Occupancy	8.0	7.1	12.7%
General and administrative	6.8	5.4	25.9%

Total direct expenses	$112.1	$93.1	20.4%

#	Denotes a variance equal to or greater than 100.0%.

Compensation and benefits expense increased primarily due to our recent acquisitions of INET, Carpenter Moore and Shareholder.com and a higher reduction in force charge. For the three months ended March 31, 2006, the reduction in force charge was $1.7 million compared with a charge of $0.4 million in the same period 2005. Headcount increased from 786 employees at March 31, 2005 to 912 employees at March 31, 2006. Also contributing to the increase was share-based compensation expense of $2.8 million recognized under SFAS 123(R) for the three months ended March 31, 2006 compared with $0.3 million of expense for the three months ended March 31, 2005. See Note 2, “Recently Adopted Accounting Pronouncement,” and Note 10, “Share-Based Compensation,” to the condensed consolidated financial statements for further discussion.

Marketing and advertising expense increased primarily due to costs related to our new listings and dual listing advertisements.

Depreciation and amortization expense increased primarily due to intangible amortization expense on identifiable intangible assets purchased in the INET, Carpenter Moore and Shareholder.com acquisitions and additional amortization expense due to a change in estimated useful life of some of The Nasdaq Market Center assets due to the migration to the INET trading platform.

Professional and contract services expense increased primarily due to additional costs from our recent acquisitions.

Computer operations and data communications expense decreased primarily due to lower costs associated with providing communication lines to customers due to the retirement of legacy access services products, which we discontinued as of December 31, 2005.

Provision for bad debts decreased primarily due to an increase in collections.

Occupancy expense increased primarily due to additional costs from our recent acquisitions.

General and administrative expense increased primarily due to a charge associated with potential fines or penalties for Brut’s obligations regarding short sales, firm quotes and other reporting and disclosure requirements.

Support Costs From Related Parties, net

Support costs from related parties, net were $8.1 million for the three months ended March 31, 2006 and $10.4 million for the three months ended March 31, 2005, a decrease of 22.1%. This decrease is primarily due to the transfer of ownership of the OTCBB to NASD, which reduced the associated regulatory costs.

Net Interest Expense

Net interest expense was $11.9 million for the three months ended March 31, 2006 and $1.5 million for the three months ended March 31, 2005. The increase was primarily due to additional interest expense from our $205 million convertible notes issued in April 2005 and from our $750 million senior term debt issued in December 2005 to finance the INET acquisition. The increase was partially offset by a lower interest coupon rate on our $240 million convertible notes.

Income Taxes

Our income tax provision was $12.0 million for the three months ended March 31, 2006 compared with $8.6 million for the three months ended March 31, 2005, an increase of 39.5%. The overall effective tax rate in the first quarter of 2006 was 40.0% and was 40.1% in the first quarter of 2005.

The effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of earnings and losses. These and other factors, including history of pre-tax earnings and losses, are taken into account in assessing the ability to realize deferred tax assets.

Minority Interest

Minority interest was $0.1 million for the three months ended March 31, 2006. We began recording minority interest for the Independent Research Network beginning in the third quarter of 2005.

Liquidity and Capital Resources

We require cash to pay our operating expenses, make capital expenditures and service our debt and other long-term liabilities. Our principal source of funds is cash from our operations. We also have availability under our credit facility to borrow funds. In addition, we have obtained funds by selling our common stock in the capital markets. In the near term, we expect that our operations will provide sufficient cash to fund our operating expenses, capital expenditures and interest payments on our debt. In the long-term, we may use both internally generated funds and external sources to satisfy our debt and other long-term liabilities.

Principal factors that could affect the availability of our internally-generated funds include:

•	deterioration of our revenues in either of our business segments,

•	changes in our working capital requirements, and

•	an increase in our expenses.

Principal factors that could affect our ability to obtain cash from external sources include:

•	financial covenants contained in our credit facility that limit our total borrowing capacity,

•	increases in interest rates applicable to our variable term debt,

•	credit rating downgrades, which could limit our access to additional debt,

•	a decrease in the market price of our common stock, and

•	volatility in the public equity markets.

The following sections discuss the effects of changes in our cash flows, contractual obligations and other commitments on our liquidity and capital resources.

Cash and Cash Equivalents and Investments and Changes in Cash Flow

The following tables summarize our cash and cash equivalents and investments and changes in cash flow:

	March 31, 2006	December 31, 2005	Percentage Change
	(in millions)
Cash and cash equivalents	$374.9	$165.2	#
Available-for-sale investments, at fair value	221.3	179.4	23.4%

Total	$596.2	$344.6	73.0%

#	Denotes a variance greater than 100.0%.

	Three Months Ended March 31,		Percentage Change
	2006	2005
	(in millions)
Cash provided by operating activities	$53.7	$86.2	(37.7)%
Cash used in investing activities	(80.5)	(59.8)	34.6%
Cash provided by (used in) financing activities	236.4	(0.6)	#

#	Denotes a variance greater than 100.0%.

Cash and cash equivalents and available-for-sale investments. Cash and cash equivalents and available-for-sale investments increased primarily as a result of the receipt of funds from Nasdaq’s equity offering in February 2006, the collection of annual listing fees and positive cash flow. These increases were partially offset by cash used to redeem our Series C Cumulative preferred stock and acquire Shareholder.com.

Cash provided by operating activities. Cash provided by operating activities decreased from the first quarter of 2005 because of the following items:

•	Decrease in other operating liabilities of $23.9 million, mainly due to a decrease in accrued personnel costs of $6.8 million, reflecting payments associated with severance liabilities and a decrease in other accrued liabilities, payables to related parties and accounts payable and accrued expenses of $28.4 million due to timing of payments.

Offset by increases in:

•	Accounts receivable, net of $25.8 million primarily due to recent acquisitions, partially offset by collections.

•	Non-cash charges of approximately $5.5 million, comprised primarily of depreciation and amortization of $6.4 million.

•	Net income of $5.2 million.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, accounts receivable collections, stock option expensing and the timing and amount of other payments that we make.

Cash used in investing activities. The increase in cash used in investing activities is primarily attributable purchases of available-for-sale investments and our acquisition of Shareholder.com, partially offset by proceeds from redemptions and maturities of available-for-sale investments.

Cash provided by financing activities. Cash provided by financing activities increased primarily because of the net proceeds we received from our equity offering in February 2006, partially offset by funds used to redeem our Series C Cumulative preferred stock.

Capital Resources and Working Capital

Working capital (calculated as current assets less current liabilities) was $530.4 million at March 31, 2006, compared with $271.6 million at December 31, 2005, an increase of $258.8 million, or 95.3%. This increase was primarily due to an increase in cash and cash equivalents and available-for-sale investments as discussed above.

We have historically been able to generate sufficient funds from operations to meet working capital requirements. As of March 31, 2006, except for the un-drawn $75.0 million five-year revolving line of credit obtained in connection with the financing of the INET acquisition, we did not have any lines of credit. However, effective April 18, 2006, we entered into the April 2006 Credit Facility to finance our initial purchase of the LSE shares. See “Agreement to Acquire Minority Stake in the LSE,” and “April 2006 Credit Facility,” of Note 16, “Subsequent Events,” to the condensed consolidated financial statements for further discussion.

At March 31, 2006, none of our lenders were affiliated with Nasdaq, except to the extent, if any, that H&F and SLP would be deemed affiliates of Nasdaq due to their ownership of the $240 million convertible notes and $205 million convertible notes and associated warrants.

Broker Dealer Net Capital Requirements

Our broker-dealer subsidiaries, Brut, INET and Island Execution Services, LLC, are subject to regulatory requirements intended to ensure their general financial soundness and liquidity, which require that they comply with minimum capital requirements. On February 1, 2006, Brut and INET merged under a single broker-dealer, Brut LLC. As of March 31, 2006, Brut LLC was required to maintain minimum net capital of $0.3 million and had total net capital of approximately $16.5 million or $16.2 million in excess of the minimum amount required. As of March 31, 2006, Island Execution Services was required to maintain minimum net capital of $1.0 million and had total net capital of approximately $1.5 million or $0.5 million in excess of the minimum amount required.

Contractual Obligations and Contingent Commitments

We have contractual obligations to make future payments under long-term debt, long-term non-cancelable lease agreements and other obligations and have contingent commitments under a variety of arrangements. See Note 8, “Debt Obligations,” and Note 14, “Commitments and Contingencies,” to the condensed consolidated financial statements for further discussion. Contractual obligations, as previously disclosed in our latest Annual Report on Form 10-K, have not materially changed. However, effective April 18, 2006, we entered into the April 2006 Credit Facility to finance our initial purchase of LSE shares. See “Agreement to Acquire Minority Stake in the LSE,” and “April 2006 Credit Facility,” of Note 16, “Subsequent Events,” to the condensed consolidated financial statements for further discussion.

Strategic Purchase of LSE Shares

On April 18, 2006 we purchased 38,100,000 shares, or approximately 14.9% of the issued share capital of the LSE, at a price of GBP 11.75 per share. The total consideration represents approximately GBP 447.7 million, or $784.8 million. See “Agreement to Acquire Minority Stake in the LSE,” and “April 2006 Credit Facility,” of Note 16, “Subsequent Events,” to the condensed consolidated financial statements for further discussion.

On May 8, 2006, we acquired an additional 9,790,280 shares, or approximately 3.8% of the issued share capital of the LSE, at a price of GBP 12.18 per share. The total consideration represents approximately GBP 119.2 million, or $220.7 million. Also, on May 10, 2006, we announced we acquired an additional 13,791,440 shares of the issued share capital of the LSE, at a price of GBP 12.48 per share. Total consideration for this purchase represents approximately GBP 172.1 million, or $320.7 million. In addition to the 47,890,280 shares previously owned, this acquisition takes our holding in the LSE to 61,681,720 shares or 24.1% of the issued share capital of the LSE. We purchased the above shares from LSE shareholders.

LSE Share Return

On April 19, 2006, the LSE announced that shareholders of record on May 12, 2006 would receive a share return of approximately GBP 510 million later in May 2006. Based on our current share ownership of the LSE issued share capital, we expect to receive approximately GBP 123.4 million, or approximately $229 million.

April 2006 Credit Facility

We entered into the April 2006 Credit Facility to finance our purchase of the LSE shares. As of May 9, 2006, total debt obligations outstanding under the April 2006 Credit Facility were $874.6 million and $385.1 million was available to drawdown under this facility. See “Agreement to Acquire Minority Stake in the LSE,” and “April 2006 Credit Facility,” of Note 16, “Subsequent Events,” to the condensed consolidated financial statements for further discussion.

Our significant debt has resulted in the downgrading of our credit rating by Moody’s to Ba3 from Ba2. In addition, Moody’s lowered its ratings outlook to negative from stable and Standard & Poor’s has put our credit rating on Creditwatch with negative implications.

The April 2006 Credit Facility covenants restrict our ability to grant liens, incur additional indebtedness, pay dividends, sell assets, make restricted payments, conduct transactions with affiliates and merge or consolidate. In addition, our convertible notes contain a covenant restricting our ability to incur senior debt, and as a consequence of our current debt outstanding under our April 2006 Credit Facility, our convertible notes would not permit us to incur additional senior debt without consent.

May 2006 Public Equity Offering

On May 2, 2006, we sold 18,500,000 shares of our common stock in a public offering for net proceeds of $665.2 million, before the deduction of offering expenses, which was used to repay a portion of the amount outstanding under the $1.1 billion secured term loan of our April 2006 Credit Facility. See “May 2006 Public Equity Offering,” of Note 16, “Subsequent Events,” to the condensed consolidated financial statements for further discussion.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risks of changes in the value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates and equity prices. Our primary market risk is associated with fluctuations in interest rates and the effects that such fluctuations may have on our investment portfolio and outstanding debt. At March 31, 2006, investments consist of fixed income instruments with an average duration of 0.3 years. Our primary investment objective in debt securities is to preserve principal while maximizing yields, without significantly increasing risk. At March 31, 2006, our $205 million convertible notes and $240 million convertible notes specify a fixed interest rate until October 22, 2012 and for Nasdaq’s $750 million senior term debt a floating interest rate until maturity in 2011. These investment securities and outstanding debt obligations are subject to interest rate risk and their fair values may fluctuate with changes in interest rates. Management does not believe that a 100 basis point fluctuation in market interest rates will have a material effect on the carrying value of our investment portfolio or outstanding debt obligations at March 31, 2006. However, the fair value of Nasdaq’s debt obligations exceeds its carrying value due to the stock appreciation on the convertible option feature from $14.50 at the time of issuance to $40.04 at March 31, 2006. Nasdaq does not currently hedge any variable interest rates on either the investment portfolio or debt obligations.

At March 31, 2006, we had no significant foreign currency exposure or related hedges. However, as a result of our acquisitions of approximately 24.1% of the issued share capital of the LSE in April and May 2006, we made an investment of approximately GBP 739.0 million and therefore we currently have foreign currency exposure. We periodically reevaluate our hedging policies and may choose to enter into future transactions.

We are exposed to credit risk from third parties, including customers, counterparties and clearing agents. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. In particular, our subsidiaries, Brut and INET, may be exposed to credit risk, due to the default of trading counterparties, in connection with the external routing and agency brokerage services Brut and INET provide their customers. Although Brut and INET merged under a single broker-dealer, these entities continue to operate as two separate limit order books, with separate matching and routing systems, as well as clearing relationships until the complete integration of all Nasdaq books. While we are not exposed to counterparty risk for trades executed on The Nasdaq Market Center, we are exposed to counterparty risk in connection with trades executed on or through the Brut ECN and INET ECN systems, or Brut and INET System Trades, given that Brut and INET, act as central counterparty on an agency basis for these trades.

Brut System Trades in Nasdaq-listed securities and NYSE-listed securities routed to the NYSE DOT system with broker-dealer clients are cleared by Brut, as a member of the National Securities Clearing Corporation, or NSCC. INET System Trades in Nasdaq-listed securities and NYSE-listed securities routed to the NYSE with broker-dealer clients are cleared pursuant to a clearing agreement with ICS.

Pursuant to the rules of the NSCC and Brut’s clearing agreement, Brut is liable for any losses incurred due to a counterparty or a clearing agent’s failure to satisfy its contractual obligations, either by making payment or delivering securities. Adverse movements in the prices of securities that are subject to these transactions can increase our credit risk. However, we believe that the risk of material loss is limited, as Brut customers are not permitted to trade on margin and NSCC rules limit counterparty risk on self-cleared transactions by establishing credit limit and capital deposit requirements for all brokers that clear with NSCC. Brut has never incurred a liability due to a customer’s failure to satisfy its contractual obligations as a counterparty to a Brut System Trade. Credit difficulties or insolvency or the perceived possibility of credit difficulties or insolvency of one or more larger or visible market participants could also result in market-wide credit difficulties or other market disruptions. We also have credit risk related to transaction fees that are billed to customers on a monthly basis, in arrears. Our potential exposure to credit losses on these transactions is represented by the receivable balances on our Consolidated Balance Sheets. Our customers are financial institutions whose ability to satisfy their contractual obligations may be impacted by volatile securities markets. Credit losses such as those described above could adversely affect our consolidated financial position and results of operations.

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

The Nasdaq Stock Market, Inc.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes to our legal proceedings disclosed in our 2005 Form 10-K.

Item 1A. Risk Factors

The risks discussed below reflect only material changes in the risk factors we disclosed in “Item 1. Risk Factors” of our 2005 Form 10-K. Please refer to our Form 10-K to read about the additional risk factors we face.

Our high leverage limits our financial flexibility.

We have a significant amount of debt. This debt includes our April 2006 Credit Facility, under which we had outstanding borrowings of approximately $874.6 million as of May 9, 2006, and may borrow up to approximately an additional $385.1 million (of which approximately $310.1 million is limited in use to purchasing additional LSE shares), and also includes $445.0 million of our convertible notes. We used the net proceeds, before the deduction of offering expenses, of our recent equity offering to reduce the indebtedness under the secured term loan facility of our April 2006 Credit Facility, but continue to have significant debt. Amounts repaid under the term loan of the April 2006 Credit Facility constitute permanent reductions in availability. Our significant leverage may:

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

Our significant leverage has also resulted in the downgrading of our credit rating by Moody’s to Ba3 from Ba2. In addition, Moody’s lowered its ratings outlook to negative from stable and Standard & Poor’s has put our credit rating on Creditwatch with negative implications.

In addition, our April 2006 Credit Facility covenants restrict our ability to grant liens, incur additional indebtedness, pay dividends, sell assets, make certain payments, conduct transactions with affiliates and merge or consolidate. In addition, our convertible notes contain a covenant restricting our ability to incur senior debt and as a consequence of our current debt outstanding under our April 2006 Credit Facility, our convertible notes would not permit us to incur additional senior debt without consent.

If we do not timely and efficiently integrate INET’s operations, we may not realize the benefits we expect to derive from the acquisition.

We paid $934.5 million in cash to acquire the INET ECN, subject to post-closing adjustments and have incurred significant costs in connection with the acquisition. As of December 31, 2005, these costs were $34.4 million. We are in the process of integrating INET’s business with ours, and we anticipate incurring between $65.0 million and $75.0 million of pre-tax charges in 2006, principally related to the INET acquisition, as well as our continuing efforts to reduce operating expenses and improve the efficiency of our operations. The integration involves consolidating products, highly-complex technology, operations and administrative functions of two companies that previously operated separately. If we are unable to do this successfully, then we may not achieve the projected efficiencies, synergies and cost savings of the transaction. Key risks related to the integration include:

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

In the future, we may seek to grow our company by making additional acquisitions or entering into partnerships and joint ventures, which may be material. As contemplated by this strategy, we submitted, on March 9, 2006, a non-binding indication of interest to acquire the LSE which was rejected by the LSE on March 10, 2006. On March 30, 2006, we announced that we no longer intended to make an offer for the LSE, although we reserved our rights under certain circumstances to make an offer or participate in an offer for the LSE. On April 18, 2006, we acquired 38,100,000 shares or approximately 14.9% of the issued share capital of the LSE for an aggregate purchase price of $784.8 million, and entered into the April 2006 Credit Facility to finance the purchase. On May 8, 2006, we acquired an additional 9,790,250 shares, or approximately 3.8% of the issued share capital of the LSE, at a price of GBP 12.18 per share. Total consideration represents approximately GBP 119.2 million, or $220.7 million. We paid for the shares with cash on hand. On May 10, 2006, we announced we acquired an additional 13,791,440 shares of the issued share capital of the LSE, at a price of GBP 12.48 per share. Total consideration for this purchase represents approximately GBP 172.1 million, or $320.7 million. In addition to the 47,890,280 shares previously owned, this acquisition takes our holding in the LSE to 61,681,720 shares or 24.1% of the issued share capital of the LSE. Given our inability to access confidential information regarding the LSE, our ability to undertake a due diligence review with respect to the LSE has been limited. We can offer no assurances as to how this investment will perform and to the extent it does not perform well we may be materially and adversely impacted. We may determine to buy or sell the LSE shares at any time. If we choose to purchase additional LSE shares, we may incur additional debt.

We may finance future acquisitions by issuing additional equity and/or debt. The issuance of additional equity in connection with any such transaction could be substantially dilutive to existing stockholders. The issuance of additional debt could increase our leverage substantially. In addition, announcement or implementation of future transactions by us or others could have a material effect on the price of our stock. We could face financial risks associated with incurring additional debt, particularly if the debt resulted in significant incremental leverage. Additional debt may reduce our liquidity, curtail our access to financing markets, impact our standing with the credit agencies and increase the cash flow required for debt service. Any incremental debt incurred to finance an acquisition could also place significant constraints on the operation of our business.

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

New competitors could reduce our revenues and impact our market share of transactions in Nasdaq-listed and exchange-listed securities.

It is possible that the Nasdaq/INET acquisition and the NYSE/Archipelago merger will create demand for new or expanded trading venues. For example, Knight Capital Group, Inc., a market maker in Nasdaq-listed securities, has acquired Attain ECN, a competitor of ours. TradeBot Systems launched the BATS ECN early in 2006. Also early in 2006, Citigroup Inc. announced plans to launch its own electronic stock-trading network from its acquisition of OnTrade Inc., an ECN previously operated by NexTrade Holdings Inc. Recently, the International Securities Exchange, or ISE, a leading options exchange, announced its intention to expand into trading cash equities. We believe Regulation NMS may enhance competition in Nasdaq-listed securities from these or other new competitors. Additionally, new ECNs may develop trading platforms that are more competitive than ours. Finally, there has been increased use of electronic trading systems specializing in large volume trades, such as LiquidNet, Pipeline Trading and Investment Technology Group’s POSIT platform, which may divert trading volume from The Nasdaq Market Center. If these or other trading venues are successful, our business, financial condition and operating results could be adversely affected.

Price competition has affected and could continue to affect our business.

The securities trading industry is characterized by intense price competition. We have in the past lowered prices and increased rebates to attempt to gain market share. These strategies have not always been successful and have at times hurt our operating performance. Additionally, we have also been, and may once again be, required to adjust pricing to respond to actions by our competitors, which have adversely impacted our operating results. We have recently taken steps to rationalize our pricing. This rationalization of our pricing may adversely affect our market share.

Price competition with respect to market data rebates or our program relating to sharing revenues associated with trading Nasdaq-listed securities could attract trading volume away from us, leading to loss of market share and decreased revenues.

The adoption and implementation of Regulation NMS by the SEC could adversely affect our business.

On April 6, 2005, the SEC adopted Regulation NMS, which has four primary components: the Order Protection Rule, the Access Rule, the Market Data Rule and the Sub-Penny Rule. We may incur technological and other costs in changing our systems and operations so that we can comply with these rules. Additionally, the impact of Regulation NMS is hard to predict and there may be problems or competitive challenges that we do not foresee that adversely affect our business as Regulation NMS is implemented. Finally, there is also a risk that the rules may materially change during implementation which would undermine business plans and investments that have been made based on the current form of the rules. The SEC recently announced that it expects to delay the implementation of major provisions of Regulation NMS to sometime in early 2007.

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

In addition, Brut and some subsidiaries of INET are broker-dealers. Broker-dealers are subject to regulations that did not apply to us before the Brut acquisition. Any failure to comply with these broker-dealer regulations could have a material effect on the operation of our business, financial condition and operating results. Brut has received an inquiry from NASD regarding compliance with Brut’s obligations regarding short sales, firm quotes and other reporting and disclosure requirements. In the first quarter of 2006, we recorded a $2.1 million charge for the amount of any potential fines or penalties associated with these matters.

As registered broker-dealers subsidiaries, Brut, LLC, INET ATS, Inc. and Island Execution Services, LLC, are or were subject to regulatory requirements intended to ensure their general financial soundness and liquidity, which requires that they comply with certain minimum capital requirements. On February 1, 2006, Brut and INET ATS merged under a single broker-dealer, Brut LLC. The SEC and NASD impose rules that require notification when net capital falls below certain predefined criteria, dictate the ratio of debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the Uniform Net Capital Rule, NYSE and NASD rules impose certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC, NYSE and NASD for certain withdrawals of capital.

As of March 31, 2006, Brut was required to maintain minimum net capital of $0.3 million and had total net capital of approximately $16.5 million or $16.2 million in excess of the minimum amount required. As of March 31, 2006, Island Execution Services was required to maintain minimum net capital of $1.0 million and had total net capital of approximately $1.5 million or $0.5 million in excess of the minimum amount required.

The SEC’s approval of our application to operate a national securities exchange contains conditions that must be satisfied before we implement the order.

On January 13, 2006, the SEC approved our application to register a newly formed limited liability company, The NASDAQ Stock Market LLC, as an exchange. The SEC’s approval order contains several conditions that must be satisfied before we can operate as an exchange. Although we have now fulfilled many of these conditions, some of the remaining conditions are subject to SEC approval or the actions of third parties. One of the conditions requires NASD to offer a facility for disseminating over-the-counter quotations and collecting over-the-counter trade reports for non-Nasdaq-listed securities. We have requested that the SEC allow us to operate as an exchange for Nasdaq-listed stocks only prior to the satisfaction of this condition, and expect the SEC to approve our request, but we will not be able to operate as an exchange for non-Nasdaq-listed securities until this condition is satisfied. Until the condition is satisfied, we will continue to rely on NASD’s SRO license to operate facilities that have not yet transitioned to the exchange, and all actions taken by us pursuant to authority delegated by NASD are subject to review, ratification or rejection by NASD’s Board of Governors.

The market price of our common stock could be negatively affected by sales of substantial amounts of our common stock in the public markets.

Sales by our stockholders of a substantial number of shares of our common stock in the public markets following this offering, or the perception that these sales might occur, could cause the market price of our common stock to decline or could impair our ability to raise capital through a future sale of, or pay for acquisitions using our equity securities. As of May 3, 2006, there were 111,448,450 shares of our common stock outstanding. All of our outstanding shares are freely transferable, except shares held by our “affiliates,” as defined in Rule 144 under the Securities Act of 1933, and 14,201,625 shares of common stock acquired or able to be acquired from NASD upon exercise of warrants issued by NASD, or the Warrant Shares. The Warrant Shares are not currently registered under the Securities Act and are transferable only to the extent permitted by securities laws, such as Rule 144. We plan to provide for the sale of the remaining Warrant Shares by filing a prospectus supplement with the SEC in May 2006. Upon the filing of the prospectus supplement, holders of the Warrant Shares named in the prospectus supplement will be able to freely transfer these shares. If any of the warrants expire without being exercised, then we expect NASD would be able to sell the underlying shares under the prospectus supplement.

The number of freely transferable shares of our common stock will increase upon any exercise of outstanding options pursuant to our stock compensation and stock award plan for our employees. There were 4,015,900 options exercisable as of May 3, 2006 at a weighted average exercise price of $9.02. The number of shares of our common stock outstanding will also increase upon any conversion of our convertible notes held by SLP and Hellman & Friedman or their respective affiliates, which are convertible at a conversion price of $14.50 per share into approximately 30.7 million shares of our common stock, or any exercise of our warrants held by SLP and Hellman & Friedman or their respective affiliates, which are exercisable at a price of $14.50 per share into approximately 5.0 million shares of our common stock. The notes and the shares underlying the notes and the warrants are not transferable without our consent until September 8, 2006. In addition, the notes and the shares underlying the notes and the warrants may only be sold pursuant to a registration statement, prospectus supplement or an exemption from registration. We have granted SLP and Hellman & Friedman and their affiliates demand and piggyback registration rights with respect to the convertible notes and the shares of our common stock underlying those notes and warrants. These shares become entitled to the benefits of such registration rights as early as September 2006. Upon the effectiveness of such a registration, all shares or notes covered by a registration statement will be freely transferable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases made in the fiscal quarter ended March 31, 2006 (in whole number of shares):

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Units)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 2006	—	$—	—	—
February 2006	6,313	$39.44	—	—
March 2006	1,621	$40.49	—	—

Total	7,934	—	—	—

All of the shares repurchased during the three month period ended March 31, 2006 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

The exhibits required by this item are listed on the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE NASDAQ STOCK MARKET, INC. (Registrant)

Date: May 10, 2006	By:	/s/ ROBERT GREIFELD
	Name: Title:	Robert Greifeld President and Chief Executive Officer

Date: May 10, 2006	By:	/s/ DAVID P. WARREN
	Name: Title:	David P. Warren Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Name
10.1	Board Compensation Policy, approved as of March 7, 2006 (previously filed with Nasdaq’s Current Report on Form 8-K on March 14, 2006).

11.1	Computation of Per Share Earnings (omitted in accordance with section (b)(11) of Item 601 of Regulation S-K). The calculation of per share earnings is set forth in Part I, Item 1, in Note 12 to the Condensed Consolidated Financial Statements, Earnings Per Common Share).

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.