Form 10-Q
period 2006-06-30
NASDAQ STOCK MARKET INC
filed 2006-08-08
CIK 1120193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2006
Common stock, $0.01 par value per share	111,655,532 shares

The Nasdaq Stock Market, Inc.

Form 10-Q

For the Quarterly Period Ended June 30, 2006

This Quarterly Report on Form 10-Q includes market share and industry data that we obtained from industry publications and surveys, reports of governmental agencies, and internal company surveys. Industry publications and surveys generally state that the information they contain has been obtained from sources believed to be reliable, but we cannot assure you that the information is accurate or complete. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Statements as to our market position are based on most currently available market data. For market comparison purposes, data in this Quarterly Report on Form 10-Q for initial public offerings, or IPOs, of companies in the United States is based on data provided by Thomson Financial, which does not include best efforts underwritings and we have chosen to exclude closed-end funds, therefore, the data may not be comparable to other publicly-available initial public offering data. Data in this Quarterly Report on Form 10-Q for secondary offerings is also based on data provided by Thomson Financial. Data in this Quarterly Report on Form 10-Q for new listings of equity securities on The Nasdaq Stock Market is based on data generated internally by us, which includes best efforts underwritings and issuers that switched from other listing venues. While we are not aware of any misstatements regarding industry data presented herein, our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed in “Item 1A. Risk Factors,” in our Form 10-Q for the quarter ended March 31, 2006 and “Item 1. Business—Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2005.

Trademarks and Servicemarks

ACES®, ENASTRAQ®, Market Intelligence Desk®, Market Mechanics®, MarketSite®, MarketSite Experience®, NASDAQ®, NASDAQ Biotechnology Index®, NASDAQ Canada®, NASDAQ Canada Index®, NASDAQ Capital Market®, NASDAQ Composite®, NASDAQ Composite Index®, NASDAQ Computer Index®,

i

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

ACTSM, Aggregated Depth at PriceSM (ADAPSM), Automated Confirmation Transaction ServiceSM, Closing CrossSM, CubesSM, EQ FundSM, EQQQSM, FlashQuotesSM, INETSM, InfoQuotesSM, Level 1 ServiceSM, LogoTicker™, Market ForcesSM, MarketLinkSM, Market VelocitySM, Mutual Fund Quotation ServiceSM (MFQSSM), NASDAQ Competitive VWAPSM, NASDAQ Corporate Services NetworkSM NASDAQ Global MarketSM, NASDAQ Global SelectSM, NASDAQ Index WatchSM, NASDAQ InternationalSM, NASDAQ Market AnalytixSM, NASDAQ Market ForcesSM , NASDAQ MaxSM, NASDAQ Market VelocitySM, NASDAQ National Market CompositeSM, NASDAQ OnlineSM, NASDAQ Quotation Dissemination ServiceSM (NQDSSM), NASDAQ QuoteViewSM, NASDAQ Trade Dissemination ServiceSM (NTDSSM), NASDAQ Trade UpSM, NWIISM, Opening CrossSM, The CubeSM, Trade Reporting and Compliance EngineSM (TRACESM), Trade UpSM, UTP Quotation Data FeedSM (UQDFSM), UTP Trade Report Data FeedSM (UTDFSM) and the logos identifying Nasdaq indexes and products are servicemarks of The Nasdaq Stock Market, Inc.

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

Forward-looking statements involve risks and uncertainties. Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements include, among others, the following:

•	our operating results may be lower than expected;

•	our ability to implement our strategic initiatives and any consequences from our pursuit of our corporate strategy, including our integration of INET and our acquisition of an approximate 25.3% stake in the London Stock Exchange Group plc;

•	competition, economic, political and market conditions and fluctuations, including interest rate risk;

•	government and industry regulation; and

•	adverse changes that may occur in the securities markets generally.

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the uncertainty and any risk related to forward-looking statements that we make. These risk factors are more fully described under the caption “Item 1A. Risk Factors,” in our Form 10-Q for the quarter ended March 31, 2006 and “Item 1. Business-Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2005. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. You should carefully read this entire Form 10-Q, including “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Condensed Consolidated Financial Statements and the related notes. Except as required by the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

ii

The Nasdaq Stock Market, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

The Nasdaq Stock Market, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues
Market Services	$347,587	$163,626	$684,888	$288,741
Issuer Services	63,380	56,060	122,258	110,965
Other	65	—	332	173

Total revenues	411,032	219,686	807,478	399,879
Cost of revenues
Liquidity rebates	(170,633)	(69,180)	(337,831)	(104,555)
Brokerage, clearance and exchange fees	(69,248)	(20,045)	(136,479)	(38,585)

Total cost of revenues	(239,881)	(89,225)	(474,310)	(143,140)

Gross margin	171,151	130,461	333,168	256,739

Expenses
Compensation and benefits	48,018	36,902	96,886	74,214
Marketing and advertising	3,820	2,026	8,851	3,372
Depreciation and amortization	21,471	14,933	46,019	33,126
Professional and contract services	7,299	6,972	16,202	14,023
Computer operations and data communications	10,264	15,945	20,216	32,104
Provision for bad debts	1,843	(745)	1,892	(174)
Occupancy	8,208	7,082	16,185	14,159
General and administrative	24,793	10,582	31,555	16,022

Total direct expenses	125,716	93,697	237,806	186,846
Support costs from related parties, net	9,105	10,441	17,222	20,812

Total expenses	134,821	104,138	255,028	207,658

Operating income	36,330	26,323	78,140	49,081
Interest income	6,275	3,097	10,753	4,522
Interest expense	(24,406)	(4,634)	(40,850)	(7,496)
Dividend income	9,223	—	9,223	—
Minority interest	317	—	453	—

Income before income taxes	27,739	24,786	57,719	46,107
Income tax provision	11,095	10,815	23,087	19,365

Net income	$16,644	$13,971	$34,632	$26,742

Net income applicable to common stockholders:
Net income	$16,644	$13,971	$34,632	$26,742
Preferred stock:
Dividends declared	—	(785)	(359)	(1,790)
Accretion of preferred stock	—	(1,459)	(331)	(2,387)

Net income applicable to common stockholders	$16,644	$11,727	$33,942	$22,565

Basic and diluted earnings per share:
Basic	$0.16	$0.15	$0.35	$0.28

Diluted	$0.13	$0.13	$0.28	$0.26

See accompanying notes to the condensed consolidated financial statements.

The Nasdaq Stock Market, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and par value amounts)

	June 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$488,817	$165,237
Available-for-sale investments, at fair value	1,215,525	179,369
Accounts receivable, net	234,395	207,632
Receivables from related parties	90	18
Deferred tax assets	14,324	9,953
Other current assets	35,537	34,754

Total current assets	1,988,688	596,963
Property and equipment:
Land, buildings and improvements	31,649	60,920
Data processing equipment and software	180,583	179,991
Furniture, equipment and leasehold improvements	104,977	115,551

	317,209	356,462
Less accumulated depreciation and amortization	(222,904)	(233,886)

Total property and equipment, net	94,305	122,576
Non-current deferred tax assets	124,267	133,336
Goodwill	988,277	961,893
Intangible assets, net	207,251	215,478
Other assets	12,446	16,540

Total assets	$3,415,234	$2,046,786

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$112,092	$118,884
Accrued personnel costs	36,166	55,284
Deferred revenue	114,869	53,593
Other accrued liabilities	56,456	61,849
Current portion of debt obligations	11,848	7,500
Payables to related parties	9,798	28,218

Total current liabilities	341,229	325,328
Debt obligations	1,612,565	1,184,928
Accrued pension costs	24,641	25,841
Non-current deferred tax liabilities	89,221	95,151
Non-current deferred revenue	98,618	92,019
Other liabilities	69,624	69,514

Total liabilities	2,235,898	1,792,781
Minority interest	545	998
Stockholders’ equity
Common stock, $0.01 par value, 300,000,000 shares authorized, shares issued: 130,708,873 at June 30, 2006 and 130,684,783 at December 31, 2005; shares outstanding: 111,620,480 at June 30, 2006 and 83,148,909 at December 31, 2005	1,308	1,307
Preferred stock, 30,000,000 shares authorized, Series D preferred stock: $1.00 par value, 1 share issued and outstanding at June 30, 2006 and December 31, 2005; Series C Cumulative preferred stock: 953,470 shares issued and outstanding at December 31, 2005	—	95,017
Additional paid-in capital	1,039,229	383,669
Common stock in treasury, at cost: 19,088,393 shares at June 30, 2006 and 47,535,874 shares at December 31, 2005	(249,594)	(613,369)
Accumulated other comprehensive loss	(31,888)	(1,290)
Deferred stock compensation	—	(4,930)
Common stock issuable	—	6,809
Retained earnings	419,736	385,794

Total stockholders’ equity	1,178,791	253,007

Total liabilities, minority interest and stockholders’ equity	$3,415,234	$2,046,786

See accompanying notes to the condensed consolidated financial statements.

The Nasdaq Stock Market, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2006	2005
Reconciliation of net income to cash provided by operating activities
Net income	$34,632	$26,742
Non-cash items included in net income:
Depreciation and amortization expense	46,019	33,126
Share-based compensation expense	5,444	780
Income tax benefit related to share-based compensation	(18,991)	(2,802)
Provision for bad debts	1,892	(174)
Loss on the early extinguishment and refinancing of debt obligations	20,884	7,393
Deferred taxes, net	(1,351)	(1,728)
Loss on write down of assets held-for-sale	5,407	—
Foreign currency gain related to investment in the LSE	(8,197)	—
Other non-cash items included in net income	913	2,240
Net change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(3,561)	(27)
Receivables from related parties	(72)	3,210
Other assets	(13,065)	(12,763)
Accounts payable and accrued expenses	(4,534)	2,262
Accrued personnel costs	(19,486)	(21,479)
Deferred revenue	66,091	60,137
Other accrued liabilities	(13,761)	(3,320)
Payables to related parties	(9,068)	(1,102)
Accrued pension costs	(1,200)	3,359
Other liabilities	(710)	(853)

Cash provided by operating activities	87,286	95,001
Cash flow from investing activities
Proceeds from redemptions of available-for-sale investments	392,395	209,655
Purchases of available-for-sale investments, net of capital return from the LSE	(1,479,786)	(265,064)
Proceeds from the maturities of available-for-sale investments	28,750	13,100
Proceeds from maturities of held-to-maturity investments	—	3,000
Purchases of held-to-maturity investments	—	(2,984)
Acquisitions of businesses, net of cash and cash equivalents acquired	(38,060)	3,063
Purchases of property and equipment	(5,989)	(9,032)
Proceeds from sales of property and equipment	298	17,974

Cash used in investing activities	(1,102,392)	(30,288)
Cash flow from financing activities
Proceeds from debt obligations	1,850,000	205,000
Payments of debt obligations	(1,418,204)	—
Net proceeds from equity offerings	972,719	—
Series C Cumulative preferred stock redemptions and dividends	(105,059)	(40,354)
Issuances of common stock, net of treasury stock purchases	20,239	16,741
Income tax benefit related to share-based compensation	18,991	—

Cash provided by financing activities	1,338,686	181,387
Increase in cash and cash equivalents	323,580	246,100

Cash and cash equivalents at beginning of period	165,237	58,186

Cash and cash equivalents at end of period	$488,817	$304,286

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

We adopted SFAS 123(R) using the modified prospective transition method and have recognized share-based compensation cost in the consolidated financial statements as of and for the three and six months ended June 30, 2006. We recognize compensation expense for share-based awards on a straight-line basis over the requisite service period of the award. In accordance with the modified prospective transition method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). We recognized share-based compensation expense of $2.7 million under SFAS 123(R) for the three months ended June 30, 2006 and $5.4 million for the six months ended June 30, 2006 and included these amounts in compensation and benefits expense in the Condensed Consolidated Statements of Income. We recognized share-based compensation expense of $0.5 million for the three months ended June 30, 2005 and $0.8 million for the six months ended June 30, 2005, which was related to restricted stock awards we had been expensing under previous accounting standards. We did not recognize any share-based compensation expense related to employee stock options during the three and six months ended June 30, 2005. See Note 10, “Share-Based Compensation,” for further discussion.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the consolidated statements of income. Prior to the adoption of SFAS 123(R), we accounted for share-based awards using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123, “Accounting for Share-Based Compensation,” or SFAS 123. Under the intrinsic value method, we did not recognize any share-based compensation expense, other than as related to restricted stock awards, because the exercise price of our stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

The Nasdaq Stock Market, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Share-based compensation expense recognized during the period is based on the value of the portion of share-based awards that is ultimately expected to vest. Share-based compensation expense recognized in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2006 included compensation expense for share-based payment awards granted before, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted after January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). We based our share-based compensation expense for the three and six months ended June 30, 2006 on awards that we expect to ultimately vest, reduced for estimated forfeitures. SFAS 123(R) requires us to estimate forfeitures at the time of grant and revise our estimate, if necessary, in subsequent periods if actual forfeitures differ from our estimates. In our pro forma information required under SFAS 123 for the periods before January 1, 2006, we accounted for forfeitures as required under SFAS 123(R).

On November 10, 2005, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” We elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool, or APIC pool, related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and Condensed Consolidated Statements of Cash Flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS 123(R).

3. Business Combinations

Purchase Acquisition—Shareholder.com

In February 2006, we acquired Shareholder.com, a privately held, Massachusetts-based firm specializing in shareholder communications and investor relations intelligence services, for $40.0 million in cash, subject to post-closing adjustments. We operate Shareholder.com as a wholly-owned subsidiary and it is included in our Issuers Services segment. The condensed consolidated financial statements include the operating results from the date of acquisition.

The following table presents a summary of the Shareholder.com acquisition:

Purchase Consideration	Total Net (Liabilities) Acquired	Purchased Intangible Assets	Goodwill
	(in thousands)
$ 40,000	$(2,069)	$10,159	$31,910

We will finalize the purchase price allocation for the Shareholder.com acquisition within one year from the purchase date. We expect future adjustments related to taxes and settlement of post-closing adjustments. See Note 4, “Goodwill and Purchased Intangible Assets,” for further discussion.

The Nasdaq Stock Market, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

The following table presents the details of the purchased intangible assets acquired in the Shareholder.com acquisition. All purchased intangible assets are amortized over the straight-line method.

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

Pro Forma Financial Information for Previous Acquisition

On December 8, 2005, we acquired INET. The condensed consolidated financial statements include the operating results of INET from the date of acquisition. Unaudited pro forma combined historical results to reflect INET for the three and six months ended June 30, 2005 are included in the table below. For the three and six months ended June 30, 2005, the unaudited pro forma historical results combine the historical condensed consolidated statements of income of Nasdaq and INET, giving effect to the INET acquisition as if it had occurred on January 1, 2005. We also acquired Shareholder.com in 2006 and Carpenter Moore in 2005, but have not included results from these businesses in these pro forma results as these acquisitions were not considered significant under Regulation S-X.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(in thousands, except per share amounts)
Total revenues	$324,047	$618,017
Gross margin	155,517	310,139
Net income	17,273	25,837
Net income applicable to common stockholders	15,029	21,660
Basic earnings per share	$0.19	$0.27
Diluted earnings per share	$0.16	$0.25

The pro forma results include amortization of purchased intangible assets and the elimination of intercompany transactions had Nasdaq and INET acted as a combined company. The pro forma results also include additional interest expense recorded for the debt incurred and restructured in connection with the financing of the INET acquisition, which included: (1) the issuance of $205 million convertible notes to Silver Lake Partners, II, L.P., or SLP, ($145.0 million) and Hellman & Friedman Capital Partners IV, L.P., or H&F, ($60.0 million) on April 22, 2005, (2) the restructuring of the $240 million convertible notes issued to H&F (including a $7.4 million pre-tax loss on the restructuring) and (3) the issuance of the $750 million senior term debt. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of 2005, nor are they necessarily indicative of future consolidated results.

The Nasdaq Stock Market, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

4. Goodwill and Purchased Intangible Assets

Goodwill

The following table presents the changes in goodwill by segment during the six months ended June 30, 2006:

	Market Services	Issuers Services	Total
	(in thousands)
Balance at December 31, 2005	$941,275	$20,618	$961,893
Goodwill acquired	—	31,910	31,910
Purchase accounting adjustments	(5,822)	296	(5,526)

Balance at June 30, 2006	$935,453	$52,824	$988,277

The net increase in goodwill during the six months ended June 30, 2006 primarily relates to the acquisition of Shareholder.com and purchase accounting adjustments related to the acquisitions of INET, Carpenter Moore and Shareholder.com.

Purchased Intangible Assets

The following table presents details of our total purchased intangible assets both finite and indefinite lived:

	June 30, 2006			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
	(in thousands)
Technology	$27,059	$(13,980)	$13,079	$26,100	$(4,108)	$21,992
Customer relationships	202,400	(12,441)	189,959	196,400	(4,775)	191,625
Other	5,170	(957)	4,213	1,970	(109)	1,861

Total	$234,629	$(27,378)	$207,251	$224,470	$(8,992)	$215,478

The estimated future amortization expense of our purchased intangible assets at June 30, 2006 is as follows:

(in thousands)
2006	$12,566
2007	18,852
2008	18,674
2009	18,643
2010 and thereafter	136,116

Total	$204,851

The Nasdaq Stock Market, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

The changes in net purchased intangible assets by segment during the six months ended June 30, 2006 were as follows:

	Market Services	Issuers Services	Total
	(in thousands)
Balance at December 31, 2005	$206,207	$9,271	$215,478
Intangible assets acquired	—	10,159	10,159
Amortization expense	(17,605)	(781)	(18,386)

Balance at June 30, 2006	$188,602	$18,649	$207,251

5. 2006 and 2005 Cost Reduction Program, INET Integration and Strategic Review

Cost Reduction Program and INET Integration

We incurred charges of approximately $17.9 million in the second quarter of 2006 and approximately $31.5 million in the six months ended June 30, 2006 in connection with actions we took to improve our operational efficiency as well as to integrate INET. We incurred charges of approximately $5.9 million in the second quarter of 2005 and approximately $13.4 million in the six months ended June 30, 2005 in connection with actions we took to improve our operational efficiency. The following table summarizes these charges which are included in the Condensed Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in millions)		(in millions)
Real estate consolidation	$5.4	$1.1	$5.4	$4.4
Reductions in force	2.6	1.2	4.3	1.6
Technology migration	9.9	3.6	21.8	7.4

Total	$17.9	$5.9	$31.5	$13.4

Real Estate Consolidation

During 2004, our management re-evaluated all of our owned and leased real estate and determined that we would consolidate staff into fewer locations and save significant costs. As part of our real estate consolidation plans, in the second quarter of 2006, we decided to sell our building and related assets located in Trumbull, Connecticut. As a result of this decision, the carrying value of the building and related assets was adjusted to its fair market value less costs to sell amounting to $30.8 million, which was determined based on a quoted market price from an independent third party. The resulting $5.4 million charge recorded in April 2006 was included in general and administrative expense in the Condensed Consolidated Statements of Income. On July 28, 2006, we completed the sale of this building and related assets for approximately $30.4 million. See Note 16, “Subsequent Events,” for further discussion.

In 2005, we changed the estimated useful life of certain data center and other assets and recorded charges for accelerated depreciation of $1.1 million in the second quarter of 2005 and $4.4 million for the six months ended June 30, 2005. We included these charges in depreciation and amortization expense in the Condensed Consolidated Statements of Income.

The Nasdaq Stock Market, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Reductions in Force

We eliminated 42 positions in the second quarter of 2006 and 23 positions in the second quarter of 2005 and recorded charges of $2.6 million in the second quarter of 2006 and $1.2 million in the second quarter of 2005 for severance and outplacement costs. We eliminated 64 positions in the six months ended June 30, 2006 and 29 positions in the six months ended June 30, 2005 and recorded charges of $4.3 million in the six months ended June 30, 2006 and $1.6 million in the six months ended June 30, 2005 for similar costs. These charges were included in compensation and benefits expense in the Condensed Consolidated Statements of Income. We paid approximately $1.6 million during the quarter ended June 30, 2006 and $0.2 million during the quarter ended June 30, 2005 and $2.7 million during the six months ended June 30, 2006 and $0.3 million during the six months ended June 30, 2005 for these severance and outplacement costs. We expect to pay the remainder of the severance and outplacement costs by the end of the third quarter of 2007. Total headcount increased from 768 employees at June 30, 2005 to 887 employees at June 30, 2006 as a result of employees acquired in the Shareholder.com acquisition in 2006 and the INET and Carpenter Moore acquisitions in 2005, partially offset by staff reductions.

Technology Migration

As a result of a continued review of our technology infrastructure, we shortened the estimated useful life of certain assets and changed the lease terms on certain operating leases associated with our quoting platform and our trading and quoting network as we continue to migrate our technology operations to fewer, scalable, less expensive platforms, which resulted in incremental depreciation and amortization expense. The INET integration has accelerated our migration to a low-cost trading platform. As a result, the charges associated with these assets were $9.9 million for the second quarter of 2006 and $21.8 million in the six months ended June 30, 2006. Of these amounts, $9.4 million for the second quarter of 2006 and $21.3 million in the six months ended June 30, 2006 were included in depreciation and amortization expense and for both periods $0.5 million was included in computer operations and data communications expense in the Condensed Consolidated Statements of Income. The charges associated with these assets were $3.6 million for the second quarter of 2005 and $7.4 million in the six months ended June 30, 2005 and were included in depreciation and amortization expense in the Condensed Consolidated Statements of Income.

Strategic Review

During the second quarter of 2003, we announced the results of a strategic review of our operations designed to position us for improved profitability and growth. This strategic review included the elimination of non-core product lines and initiatives and resulted in a reduction in our workforce.

The liability for strategic review costs was $5.8 million at December 31, 2005. In the first quarter of 2006, we funded the majority of the remaining reserves, except a contractual sublease obligation that will continue through 2010. At June 30, 2006, the liability was approximately $1.0 million and is included in other liabilities in the Condensed Consolidated Balance Sheets.

The Nasdaq Stock Market, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

6. Investments

The following tables summarize investments classified as available-for-sale that are carried at fair market value in the Condensed Consolidated Balance Sheets.

June 30, 2006	Cost	Gross Unrealized Losses		Estimated Fair Market Value
	(in thousands)
Investment in the LSE	$1,171,066	$30,947	(1)	$1,140,119
U.S. treasury securities and obligations of U.S. government agencies	17,700	233		17,467
Corporate bonds	48,313	157		48,156
Auction rate and other securities	9,783	—		9,783

Total	$1,246,862	$31,337		$1,215,525

(1)	Amount includes an unrealized loss of approximately $61.9 million which was partially offset by a foreign currency translation adjustment gain of approximately $31.0 million.

December 31, 2005	Cost	Gross Unrealized Losses	Estimated Fair Market Value
	(in thousands)
U.S. treasury securities and obligations of U.S. government agencies	$50,400	$867	$49,533
Obligations of states and political subdivisions	6,062	15	6,047
Auction rate securities	123,856	67	123,789

Total	$180,318	$949	$179,369

Investment in the LSE

The following table summarizes the purchase of our 25.3% ownership stake in the LSE at June 30, 2006:

Date Purchased	Number of Shares		Purchase Price Per Share	Total Consideration		Percentage Ownership
				(in millions)
April 18, 2006	38,100,000		£11.75	£447.7	$784.8	14.9%
May 8, 2006	9,790,280		£12.18	119.2	220.7	18.7%
May 15, 2006	13,791,440		£12.48	172.1	321.4	24.1%
May 23, 2006	1,086,216		£12.38	13.5	25.4	24.6%
May 24, 2006	1,133,034		£12.33	14.0	26.3	25.1	%(2)

Total	63,900,970	(1)		£766.5	$1,378.6

(1)	As a result of the LSE’s capital return, we currently own 54,225,405 shares of the LSE. See below for further discussion.
(2)	After taking into effect the LSE’s recent share buyback in June 2006, our total percentage ownership is approximately 25.3%.

On March 7, 2006, the LSE announced that shareholders of record on May 12, 2006 would receive a capital return of approximately GBP 510 million later in May 2006. On May 26, 2006, based on our share ownership, which includes the shares that settled through May 15, 2006, we received GBP 123.4 million, or $228.8 million, which was recorded as a reduction to the cost basis in our investment. As a result of the capital return, we

The Nasdaq Stock Market, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

currently own 54,225,405 shares of the LSE. In addition, on May 26, 2006, we also received an ordinary dividend of approximately GBP 4.9 million, or $9.2 million, from the LSE which was recorded in dividend income in the Condensed Consolidated Statements of Income.

To finance the above purchases, we entered into credit facilities and utilized cash on hand of approximately $287.6 million. See Note 8, “Debt Obligations,” for further discussion of the credit facilities. In connection with the financing, as of June 30, 2006, we incurred additional acquisition costs of approximately GBP 7.2 million, or $13.1 million, to acquire our stake in the LSE. These costs such as stamp duty reserve tax, brokerage, legal and advisory were recorded as an addition to the cost basis in our investment.

In accordance with FIN 35, “Criteria for Applying the Equity Method of Accounting for Investments in Common Stock an interpretation of APB Opinion 18,” or FIN 35, and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” or APB 18, an investment (direct or indirect) of 20%, such as ours in the LSE, generally leads to a presumption that an investor has the ability to exercise significant influence over an investee, requiring the investment to be accounted for under the equity method of accounting. We concluded that we are not able to exercise significant influence over the operational and financial policies of the LSE pursuant to paragraph 4d of FIN 35 as the equity method of accounting for our investment in the LSE would require the LSE to routinely provide us with certain non-public information and information not available to its other shareholders, in order to convert LSE’s results to GAAP and prepare a full purchase price allocation as required under APB 18. At this point, this information is not available to us. Therefore, we have concluded that we do not exert significant influence over the LSE and that the equity method of accounting is not required. Thus we will account for our investment in the LSE in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” or SFAS 115, and include our LSE shares in available-for-sale investments, at fair value in the Condensed Consolidated Balance Sheets. Unrealized gains and losses, including foreign currency translation adjustments are included in accumulated other comprehensive income in the Condensed Consolidated Balance Sheets until the sale or redemption of the shares.

7. Deferred Revenue

Our deferred revenue at June 30, 2006 is primarily related to Corporate Client Group fees and will be recognized in the following years:

	Initial Listing Fees	Listing of Additional Shares	Annual and Other(1)	Total
	(in thousands)
Fiscal year ended:
2006	$10,432	$18,009	$60,165	$88,606
2007	18,250	31,633	196	50,079
2008	15,559	21,381	—	36,940
2009	12,227	10,557	—	22,784
2010 and thereafter	13,273	1,805	—	15,078

Total	$69,741	$83,385	$60,361	$213,487

(1)	Primarily includes Corporate Client Group’s annual listing fees, as well as annual listing fees from mutual fund products from Nasdaq Market Services Subscriptions and licensing revenues from Nasdaq Financial Products.

The Nasdaq Stock Market, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Our deferred revenue for the six months ended June 30, 2006 and 2005 is reflected in the following tables. The additions primarily reflect Corporate Client Group revenues from listing fees charged during the period while the amortization primarily reflects Corporate Client Group revenues from listing fees recognized during the period in accordance with GAAP.

	Initial Listing Fees	Listing of Additional Shares	Annual and Other	Total
	(in thousands)
Balance at January 1, 2006	$69,678	$74,766	$1,168	$145,612
Additions	12,388	26,709	121,817	160,914
Amortization	(12,325)	(18,090)	(62,624)	(93,039)

Balance at June 30, 2006	$69,741	$83,385	$60,361	$213,487

	Initial Listing Fees	Listing of Additional Shares	Annual and Other	Total
	(in thousands)
Balance at January 1, 2005	$74,300	$75,058	$—	$149,358
Additions	10,568	25,390	115,311	151,269
Amortization	(15,259)	(18,844)	(57,029)	(91,132)

Balance at June 30, 2005	$69,609	$81,604	$58,282	$209,495

8. Debt Obligations

The following table presents the changes in our debt obligations during the six months ended June 30, 2006:

	December 31, 2005	Additions	Payments and Accretion	June 30, 2006
	(in thousands)
$750 million senior term debt due December 8, 2011 (average interest rate of 6.14% at December 31, 2005)	$750,000	$—	$(750,000)	$—
3.75% convertible notes due October 22, 2012 (net of premium and discount)	442,428	—	188	442,616
$750.0 million senior term loan facility due April 18, 2012 (average interest rate of 6.97% at June 30, 2006)	—	750,000	(1,875)	748,125
$434.8 million term loan credit agreement due April 18, 2012 (average interest rate of 6.98% at June 30, 2006)	—	1,100,000	(666,328)	433,672

Total debt obligations	1,192,428	1,850,000	(1,418,015)	1,624,413
Less current portion	(7,500)	(4,348)	—	(11,848)

Total long-term debt obligations	$1,184,928	$1,845,652	$(1,418,015)	$1,612,565

The 3.75% convertible notes include the $205 million convertible notes issued at a discount to SLP and H&F and the restructured $240 million convertible notes issued at a premium to H&F. On an as-converted basis at June 30, 2006, H&F owned an approximate 18.1% equity interest in us as a result of its ownership of the $240 million convertible notes, $60.0 million of the $205 million convertible notes, 3,400,000 shares underlying

The Nasdaq Stock Market, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

warrants and 500,000 shares of common stock purchased from us in a separate transaction. On an as-converted basis at June 30, 2006, SLP owned an approximate 10.5% equity interest in us as a result of its ownership of $145.0 million of the $205 million convertible notes, 1,562,500 shares underlying warrants and 1,430,250 shares of common stock owned by SLP affiliates.

On April 18, 2006, in order to finance the purchase of our stake in the LSE, we entered into new credit agreements, or the April 2006 Credit Facility. The April 2006 Credit Facility provided for credit of up to $1.925 billion of secured financing (see details below) and replaced our former credit agreement dated December 8, 2005 obtained in connection with the financing of the INET acquisition. In connection with the refinancing of our former credit agreement, we recorded a $12.3 million loss on the early extinguishment of this debt in April 2006, which we included in general and administrative expense in the Condensed Consolidated Statements of Income.

The $1.925 billion available under the April 2006 Credit Facility included:

(1)	a six-year $750.0 million senior term loan facility,

(2)	a five-year un-drawn $75.0 million revolving credit facility, with a letter of credit subfacility and swingline loan subfacility and

(3)	a six-year $1.1 billion secured term loan facility.

On May 2, 2006, we completed a public offering of 18,500,000 shares of our common stock, for net proceeds of $665.2 million before deducting offering expenses. These proceeds were used to prepay a portion of the amount outstanding under the April 2006 Credit Facility. In connection with this prepayment we recorded a loss of $8.6 million on the early extinguishment of a portion of this debt in May 2006, which was included in general and administrative expense in the Condensed Consolidated Statements of Income.

On May 19, 2006, the April 2006 Credit Facility was amended into two new credit facilities, or the Credit Facilities, and currently provides for credit up to $1.26 billion of secured financing. See “Credit Facilities,” below for further discussion.

At June 30, 2006 we were in compliance with the covenants of all of our debt agreements.

Credit Facilities

As discussed above, on May 19, 2006, the April 2006 Credit Facility was amended and the Credit Facilities currently provide for credit up to $1.26 billion of secured financing. The $1.26 billion available under the Credit Facilities includes:

(1) $825.0 million senior credit agreement, which includes:

•	a six-year $750.0 million senior term loan facility, or $750.0 million senior term loan facility and

•	a five-year un-drawn $75.0 million revolving credit facility, with a letter of credit subfacility and swingline loan subfacility.

(2) $434.8 million six-year secured term loan credit agreement, or $434.8 million term loan credit agreement.

Any amounts prepaid under the Credit Facilities, excluding the un-drawn $75.0 million revolving credit facility, constitute permanent reductions in availability.

The Nasdaq Stock Market, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

The interest rate on loans made under the Credit Facilities, excluding the un-drawn $75.0 million revolving credit facility, is expected to be either:

(1) a margin of 75 basis points (decreasing to a margin of 50 basis points on the earlier of either the outstanding amounts under the Credit Facilities is less than or equal to $750.0 million, or when the Credit Facilities receive a rating of Ba2 (stable outlook or better) or higher by Moody’s Investors Service, Inc. and a rating of BBB (stable outlook or better) or higher by Standards & Poor’s Ratings Group, Inc.) plus a rate per annum equal to the greater of:

(a) the rate announced from time to time by Bank of America, N.A. as its “prime rate” and

(b) the federal funds effective rate plus  1/2 of 1%, or

(2) a margin of 175 basis points (decreasing to a margin of 150 basis points on the earlier of either the outstanding amounts under the Credit Facilities is less than or equal to $750.0 million, or when the Credit Facilities receive a rating of Ba2 (stable outlook or better) or higher by Moody’s and a rating of BBB (stable outlook or better) or higher by Standards & Poor’s) plus the “LIBO Rate” set by the British Banker’s Association at 11:00 a.m. two days prior, in each case.

Nasdaq has also agreed to pay customary fees and expenses related to the Credit Facilities and to provide customary indemnities.

Our obligations under the Credit Facilities are secured by a security interest in and liens upon substantially all of our assets and subsidiaries. All of our domestic subsidiaries are guarantors of our obligations under the Credit Facilities, excluding the regulated broker-dealer subsidiaries, the insurance-related subsidiaries and The Trade Reporting Facility LLC, or TRF, a joint venture with National Association of Securities Dealers, Inc., or NASD, which we formed in April 2006 as part of our exchange registration. See “Exchange Registration,” of “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further discussion.

The Credit Facilities contain customary negative covenants which will affect our subsidiaries and us, including the following:

•	limitations on the payment of dividends and redemptions of our capital stock;

•	limitations on loans, guarantees, investments, incurrence of debt and hedging arrangements;

•	limitations on issuance and amendment of preferred stock and amendment of subordinated debt agreements;

•	prohibition of prepayments, redemptions and repurchases of debt other than debt under the Credit Facilities;

•	limitations on liens and sale-leaseback transactions;

•	limitations on mergers, recapitalizations, acquisitions and asset sales;

•	limitations on transactions with affiliates;

•	limitations on restrictions on liens and other restrictive agreements; and

•	limitations on changes in our business.

The Nasdaq Stock Market, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

In addition, the Credit Facilities contain financial covenants, specifically, a maintenance of minimum interest expense coverage ratio and maximum leverage ratio, as defined in the Credit Facilities and pursuant to the following schedules:

Interest Expense Coverage Ratio

Period	Ratio
April 18, 2006 to September 30, 2006	2.00 to 1.00
October 1, 2006 to March 31, 2007	2.25 to 1.00
April 1, 2007 to March 31, 2008	2.50 to 1.00
April 1, 2008 to March 31, 2009	3.00 to 1.00
April 1, 2009 to September 30, 2009	3.50 to 1.00
Thereafter	4.00 to 1.00

Leverage Ratio

Period	Ratio
April 18, 2006 to June 30, 2006	5.75 to 1.00
July 1, 2006 to September 30, 2006	5.50 to 1.00
October 1, 2006 to December 31, 2006	5.00 to 1.00
January 1, 2007 to March 31, 2007	4.25 to 1.00
April 1, 2007 to June 30, 2007	4.00 to 1.00
July 1, 2007 to September 30, 2007	3.75 to 1.00
October 1, 2007 to December 31, 2007	3.50 to 1.00
January 1, 2008 to March 31, 2008	3.25 to 1.00
April 1, 2008 to December 31, 2008	3.00 to 1.00
January 1, 2009 to September 30, 2009	2.75 to 1.00
Thereafter	2.50 to 1.00

The $434.8 million term loan credit agreement is excluded from the calculation of the Leverage Ratio until October 2007. The Credit Facilities also contain customary affirmative covenants, including interest rate protection, access to financial statements, notice of trigger events and defaults, maintenance of business and insurance, and events of default, as well as cross-defaults on material indebtedness.

We are permitted to prepay borrowings under the Credit Facilities at any time in whole or in part, subject to our remaining in compliance with the covenants discussed above and our obligation to pay additional fees in certain circumstances. We are required to make mandatory prepayments upon the receipt of net proceeds in the case of a sale, transfer or other disposition of an asset or other events as defined in the Credit Facilities. Beginning in 2007, we also are required to use a percentage of our prior year’s excess cash flow to prepay loans outstanding under the Credit Facilities. The percentage of cash flow we are required to use for prepayments varies depending on our leverage ratio at the end of the year for which cash flow is calculated, with the maximum prepayment percentage set at 50.0%.

On July 28, 2006, we completed the sale of a building and related assets located in Trumbull, Connecticut. As a result of this sale we were required to prepay a portion of the Credit Facilities as defined in the agreements. We plan to use the remaining proceeds for general corporate purposes. See Note 16, “Subsequent Events,” for further discussion.

The Nasdaq Stock Market, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

9. Employee Benefits

At December 31, 2005, we were a participating employer in a non-contributory, defined-benefit pension plan that NASD sponsors for the benefit of its eligible employees and the eligible employees of its subsidiaries. As part of our separation from NASD, effective January 1, 2006, we adopted our own non-contributory, defined-benefit pension plan and transferred our participants in NASD’s pension plan to our plan. The adoption of our own plan did not have an impact on our consolidated financial position or results of operations. We also have a Supplemental Executive Retirement Plan, or SERP, for eligible senior executives. The SERP is an unfunded plan.

The following table presents the combined pension and SERP amounts recognized in compensation and benefits expense in the Condensed Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)
Components of net periodic benefit cost
Service cost	$1,537	$1,673	$3,146	$3,346
Interest cost	969	1,040	1,910	2,080
Expected return on plan assets	(719)	(746)	(1,438)	(1,491)
Recognized net actuarial loss	311	322	623	644
Prior service cost recognized	(135)	(67)	(270)	(135)
Amortization of unrecognized transition asset	(14)	(14)	(28)	(28)
Settlement loss recognized	267	—	348	—

Benefit cost	$2,216	$2,208	$4,291	$4,416

10. Share-Based Compensation

We have a share-based compensation program that provides our Board of Directors broad discretion in creating employee equity incentives. Stock option grants are designed to reward employees for their long-term contributions to Nasdaq and provide incentives for them to remain with us. Our share-based compensation program includes stock options and restricted stock awards granted under various plans. Stock options are generally time-based. Stock option awards granted prior to January 1, 2005 generally vest 33% on each annual anniversary of the grant date over three years and expire ten years from the grant date. Stock option awards granted after January 1, 2005 generally vest 25% on each anniversary of the grant date over four years and also expire ten years from the grant date. In addition, in 2004 we granted Performance Accelerated Stock Options, or PASOs, for officers and a select group of non-officer employees. These PASOs included a performance based accelerated vesting feature based on Nasdaq achieving specific levels of performance. Since Nasdaq achieved the specific levels of performance for accelerated vesting, 50.0% of the PASO awards will vest on January 15, 2008 and the remaining 50.0% will vest on January 15, 2009. Restricted stock awards are generally time-based and vest over two to five-year periods beginning on the date of the grant. Additionally, we have an Employee Stock Purchase Plan, or ESPP, that allows eligible employees to purchase a limited number of shares of Nasdaq common stock at six-month intervals, called offering periods, at 85.0% of the lower of the fair market value on the first or the last day of each offering period. The 15.0% discount given to our employees is included in compensation and benefits expense beginning January 1, 2006 with the adoption of SFAS 123(R). Shares issued as a result of stock option exercises, restricted stock and our ESPP are generally first issued out of common stock in treasury. As of June 30, 2006, we had approximately 7.8 million shares of common stock reserved for future issuance under our stock option and restricted stock award plans and ESPP.

The Nasdaq Stock Market, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

The following table shows the total share-based compensation expense resulting from stock options, restricted stock awards and the 15.0% discount for the ESPP for the three and six months ended June 30, 2006 and restricted stock awards for the three and six months ended June 30, 2005 in the Condensed Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)
Share-based compensation expense before income taxes	$2,688	$462	$5,444	$780
Income tax benefit	(1,054)	(181)	(2,135)	(306)

Total share-based compensation expense after income taxes	$1,634	$281	$3,309	$474

Had we not recognized additional share-based compensation expense for stock options and the 15.0% discount for the ESPP, our basic and diluted earnings per share would have increased by $0.01 for the three months ended June 30, 2006 and $0.02 for the six months ended June 30, 2006. Under both SFAS 123(R) and APB 25, our previous accounting standard, we recognized compensation expense for restricted stock awards which is not included in the above earnings per share amounts.

We received net cash proceeds from the exercise of approximately 0.2 million stock options of $1.9 million for the three months ended June 30, 2006, and from the exercise of approximately 1.8 million stock options, we received $22.2 million for the six months ended June 30, 2006. We received net cash proceeds from the exercise of approximately 1.2 million stock options of $15.7 million for the three months ended June 30, 2005, and from the exercise of approximately 1.3 million stock options, we received $16.2 million for the six months ended June 30, 2005. In accordance with SFAS 123(R), we present excess tax benefits from the exercise of stock options, if any, as financing cash flows.

Prior to the adoption of SFAS 123(R), we applied SFAS 123, amended by SFAS 148, “Accounting for Share-Based Compensation — Transition and Disclosure,” or SFAS 148, which allowed companies to apply the existing accounting rules under APB 25 and related interpretations. In general, as the exercise price of options granted under these plans was equal to the market price of the underlying common stock on the grant date, we did not recognize share-based employee compensation cost in our net income for periods prior to the adoption of SFAS 123(R). As a result of adopting SFAS 123(R), we recorded $19.0 million of income tax benefits related to tax deductions in excess of the compensation cost recognized from the exercise of stock options as cash provided by financing activities in the Condensed Consolidated Statements of Cash Flows in the six months ended June 30, 2006. In the six months ended June 30, 2005, a $2.8 million benefit arose from the tax deductions related to the exercise of stock options. On January 1, 2006, as required by SFAS 123(R), we recorded the deferred stock compensation and common stock issuable balances to additional paid-in capital.

The Nasdaq Stock Market, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

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

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(in thousands, except per share amount)
Reported net income	$13,971	$26,742
Share-based compensation cost determined under fair value based method for stock options (net of tax of $685 and $1,335, respectively)	(1,061)	(2,068)

Pro forma net income	$12,910	$24,674

Pro forma basic earnings per share	$0.13	$0.26

Pro forma diluted earnings per share	$0.12	$0.24

We estimated the fair value of share-based awards using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Expected life (in years)	5	5	5	5
Weighted-average risk free interest rate	4.85%	3.86%	4.58%	3.77%
Expected volatility	35.0%	30.0%	32.5%	30.0%
Dividend yield	—	—	—	—
Weighted-average fair value at grant date	$13.71	$5.04	$13.27	$3.68

Our computation of expected volatility for the three and six months ended June 30, 2006 is based on a combination of historical and market-based implied volatility and for the three and six months ended June 30, 2005 is based on historical volatility. Our computation of expected life is based on historical exercise patterns. The interest rate for periods within the expected life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. Our Credit Facilities prohibit us from paying dividends. Before our Credit Facilities had been in place, it was not our policy to declare or pay cash dividends on our common stock.

Stock option activity for the six months ended June 30, 2006, is as follows:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 1, 2006	12,112,103	$9.23	7.2	$250,295
Grants	416,050	37.84	—	(3,302)
Exercises	(1,817,386)	12.24	—	(32,102)
Forfeitures or expirations	(144,289)	13.85	—	(2,316)

Outstanding at June 30, 2006	10,566,478	$9.78	7.3	$212,575

Exercisable at June 30, 2006	4,241,396	$8.80	6.2	$89,504

The Nasdaq Stock Market, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (i.e., the difference between Nasdaq’s closing stock price on June 30, 2006 of $29.90 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their stock options on June 30, 2006. This amount changes based on the fair market value of Nasdaq’s common stock. Total intrinsic value of options exercised was $2.8 million for the three months ended June 30, 2006 and $32.1 million for the six months ended June 30, 2006. Total fair value of stock options vested was $1.1 million for the three months ended June 30, 2006 and $1.5 million for the six months ended June 30, 2006.

At June 30, 2006, $8.9 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.8 years.

The following table summarizes our restricted stock award activity for the six months ended June 30, 2006:

	Restricted Stock Awards	Weighted- Average Grant Date Fair Value
Unvested awards at January 1, 2006	$453,406	$15.02
Granted	58,656	35.04
Vested	(161,052)	9.59

Unvested awards at June 30, 2006	$351,010	$20.85

At June 30, 2006, $4.9 million of total unrecognized compensation cost related to restricted stock awards is expected to be recognized over a weighted-average period of 1.7 years.

Under our ESPP employees may purchase shares having a value not exceeding 10.0% of their annual compensation, subject to applicable annual Internal Revenue Service limitations. As of June 30, 2006 employees purchased 48,799 shares at a price of $24.02 and as of June 30, 2005, purchased 68,532 shares at a price of $8.67. The next purchase will be at the end of December 2006. For the six months ended June 30, 2006, we recorded $0.2 million of compensation expense for the 15.0% discount that is given to our employees. There was no expense recorded for the six months ended June 30, 2005 for the discount under APB 25.

11. Related Party Transactions

First Quarter 2006 Public Equity Offering

In the first quarter of 2006, we completed a public offering of 15,979,513 shares of our common stock, of which we sold 8,042,142 shares issued from common stock in treasury and NASD and other selling stockholders sold 7,937,371 shares. Other selling stockholders initially received their shares through the exercise of warrants they purchased in our 2000 and 2001 private placements.

Preferred Stock

On February 15, 2006 we redeemed our Series C Cumulative preferred stock, held by NASD, for $104.7 million including accrued and unpaid dividends and a make-whole premium. We used a portion of the net proceeds obtained from the first quarter 2006 public equity offering to fund the redemption.

NASD Equity Ownership

As a result of the first quarter 2006 public equity offering and the May 2006 offering, NASD’s equity ownership in Nasdaq decreased from 18.4% at December 31, 2005 to 0.2% at June 30, 2006. In July 2006,

The Nasdaq Stock Market, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

NASD announced it had achieved full divestiture of ownership of Nasdaq common stock. See Note 16, “Subsequent Events,” for further discussion.

Registration of NASD Warrant Shares

In May 2006, we began registering for resale up to 14,201,625 shares of common stock issued or issuable upon the exercise of warrants that were sold to investors by NASD in our 2000 and 2001 private placements. We have filed a registration statement and a series of prospectus supplements to register a portion of these shares and plan to continue to file additional prospectus supplements until the remaining shares are registered for resale. We have agreed to make the resale registration statement and related prospectus supplements available to selling stockholders until June 27, 2007, subject to blackout periods and other conditions.

Repurchase of Warrant Shares

In connection with our acquisition of INET, we acquired warrants that were originally purchased by INET from NASD in our 2000 and 2001 private placements. In June 2006, we exercised these warrants. We paid NASD approximately $0.7 million for these warrant shares, which were immediately retired to common stock in treasury. We acquired these warrants in connection with the acquisition of INET. See Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds,” for further discussion.

Other Related Party Transactions

NASD Regulation, Inc., or NASDR, provides us with regulatory services, including the regulation of trading activity on The Nasdaq Stock Market and surveillance and investigative functions for us. In October 2005, we transferred responsibility for the Over the Counter Bulletin Board, or OTCBB, an electronic screen-based quotation service for securities that, among other things, are not listed on The Nasdaq Stock Market or any U.S. national securities exchange, back to NASD, but agreed to continue to operate the OTCBB on a contract basis for two years, subject to renewals. We provide NASD technology development support services for a fixed income trade reporting platform. We also pay NASD for the use of office space.

We also have formed a joint venture with NASD to operate a trade reporting facility, which will allow us to continue to collect reports of trades executed by broker-dealers outside of our exchange and recognize revenue for the related fees. To this end, we recently formed a limited liability company called The Trade Reporting Facility LLC, of which Nasdaq and NASD are members. Nasdaq provides technology and managerial services for the TRF, and NASD regulates the TRF as one of its facilities. The TRF began operating on August 1, 2006 for Nasdaq-listed securities, and will begin operating for other exchange-listed securities after the SEC approves an NASD filing to establish applicable rules.

The Nasdaq Stock Market, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

12. Earnings Per Common Share

The following table shows the computation of basic and diluted earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands, except share and per share amounts)
Numerator:
Net income applicable to common stockholders:
Net income	$16,644	$13,971	$34,632	$26,742
Preferred stock:
Dividends declared	—	(785)	(359)	(1,790)
Accretion of preferred stock	—	(1,459)	(331)	(2,387)

Net income available to common stockholders for basic earnings per share	16,644	11,727	33,942	22,565
Interest impact of convertible notes, net of taxes	2,535	2,296	5,071	3,755

Net income available to common stockholders for diluted earnings per share	$19,179	$14,023	$39,013	$26,320

Denominator:
Weighted average common shares for basic earnings per share	105,197,081	79,401,323	96,584,440	79,206,010
Weighted average effect of dilutive securities:
Employee stock options and awards	6,407,264	3,924,770	6,684,009	2,591,194
Convertible notes assumed converted into common stock	30,689,655	26,376,658	30,689,655	19,228,043
Warrants	2,902,951	211,601	3,091,727	—

Denominator for diluted earnings per share	145,196,951	109,914,352	137,049,831	101,025,247

Basic and diluted earnings per share:
Basic	$0.16	$0.15	$0.35	$0.28

Diluted	$0.13	$0.13	$0.28	$0.26

Options to purchase 10,566,478 shares of common stock, 351,010 shares of restricted stock, convertible notes convertible into 30,689,655 shares of common stock and warrants exercisable into 4,962,500 shares of common stock were outstanding at June 30, 2006. For the three months ended June 30, 2006, we included 9,975,413 of the options outstanding, 346,010 shares of restricted stock, all of the shares underlying the convertible notes and all of the shares underlying the warrants in the computation of diluted earnings per share, on a weighted average basis, as their inclusion was dilutive. The remaining options and shares of restricted stock were considered antidilutive and were excluded. For the six months ended June 30, 2006, we included 9,999,513 of the options outstanding, all of the shares of restricted stock, all of the shares underlying the convertible notes and all of the shares underlying the warrants in the computation of diluted earnings per share, on a weighted average basis, as their inclusion was dilutive. The remaining options were considered antidilutive and were properly excluded.

The Nasdaq Stock Market, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Options to purchase 15,099,682 shares of common stock, 445,559 shares of restricted stock, convertible notes convertible into 30,689,665 shares of common stock and warrants exercisable into 5,082,412 shares of common stock were outstanding at June 30, 2005. For the three months ended June 30, 2005, we included 14,983,582 of the options outstanding, all of the shares of restricted stock, 26,376,658 of the shares underlying the convertible notes and all of the shares underlying the warrants in the computation of diluted earnings, on a weighted average basis, as their inclusion was dilutive. The remaining options and shares underlying the convertible notes were considered antidilutive and were properly excluded. For the six months ended June 30, 2005, we included 9,872,761 of the options outstanding, 319,803 shares of restricted stock and 19,228,043 of the shares underlying convertible notes in the computation of diluted earnings per share, on a weighted average basis, as their inclusion was dilutive. The remaining options, shares of restricted stock and shares underlying the convertible notes and all of the shares underlying the warrants were considered antidilutive and were properly excluded.

13. Comprehensive Income

Comprehensive income is composed of net income and other comprehensive income, which includes the change in unrealized gains and losses on available-for-sale investments, foreign currency translation adjustments and a minimum pension liability adjustment.

The following table outlines the changes in other comprehensive income for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,			Six Months Ended June 30,
	2006		2005	2006		2005
	(in thousands)
Net income	$16,644		$13,971	$34,632		$26,742
Unrealized gains (losses) on available-for-sale investments, net of tax	(30,664	)(1)	1,008	(30,610	)(1)	428
Foreign currency translation adjustments	23		(126)	12		(115)

Total change in comprehensive income	$(13,997)		$14,853	$4,034		$27,055

(1)	Amount includes an unrealized loss of approximately $61.9 million which was partially offset by a foreign currency translation adjustment gain of approximately $31.0 million related to our investment in the LSE. See Note 6, “Investments,” for further discussion. Tax benefits associated with the unrealized capital losses related to our investment in the LSE have been offset by a valuation allowance, as it is more-likely-than-not that they will not be realized.

14. Commitments and Contingencies

Brut Agreements

Brut contracted with a subsidiary of SunGard, SunGard Financial Systems Inc., for SunGard Financial to provide Brut on-line processing, report services and related services in connection with Brut’s clearance of trades. The term of this agreement is five years and began in September 2004 and is automatically renewed at yearly intervals thereafter until terminated by Brut or SunGard Financial. The annual service fee was $10.0 million in the first year, declining to $8.0 million in the second year and $6.0 million in the third year of the agreement. The annual service fee is subject to price review in years four and five based on market rates, but will not be less than $4.0 million per year. Some additional fees may be assessed based on services needed or requested.

The Nasdaq Stock Market, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Brut also contracted with SunGard to host certain software on designated equipment at a SunGard facility for a transitional period beginning in September 2004. SunGard developed and operated the computer software programs that enables Brut to operate and provide order entry and execution over its ECN. Under the terms of the amended agreement, which was effective August 1, 2005, the monthly payment was reduced to a nominal amount for the remainder of the term of the agreement ($0.7 million in 2006) which now expires in December 2006. Brut may cancel the agreement at any time upon providing SunGard sixty days written notice.

Brokerage Activities

In accordance with FASB Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” Brut provides guarantees to securities clearinghouses and exchanges under their standard membership agreements, which require members to guarantee the performance of other members. If a member becomes unable to satisfy its obligations to the clearinghouses, other members would be required to meet its shortfalls. To mitigate these performance risks, the exchanges and clearinghouses often require members to post collateral as well as meet certain minimum financial standards. Brut’s maximum potential liability under these arrangements cannot be quantified. However, we believe that the potential for Brut to be required to make payments under these arrangements is unlikely. Accordingly, no contingent liability is recorded in the Condensed Consolidated Balance Sheets for these arrangements.

In August 2006, we settled a regulatory matter with NASD regarding compliance with Brut’s obligations regarding short sales, firm quotes and other reporting and disclosure requirements. In the six months ended June 30, 2006, we recorded a $2.2 million charge for the amount of the fine or penalty associated with these matters.

Leases

We lease some of our office space and equipment under non-cancelable operating leases with third parties and also sublease office space from NASD and sublease office space to third parties. Some of our leases contain renewal options and escalation clauses based on increases in property taxes and building operating costs.

Escrow Agreements

In connection with the acquisitions of Shareholder.com in 2006 and Carpenter Moore in 2005, we entered into escrow agreements for the designation of funds to secure the payment of post-closing adjustments and other closing conditions. The escrow agreements provide for payments of $1.5 million in 2006, $10.4 million in 2007 and $1.5 million in 2008.

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

15. Segments

We manage, operate and provide our products and services in two business segments, our Market Services segment and our Issuer Services segment. The Market Services segment includes our transaction-based business

The Nasdaq Stock Market, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Nasdaq Market Center) and our market information services business (Nasdaq Market Services Subscriptions), which are interrelated because the transaction-based business generates the quote and trade information that we sell to market participants and data vendors. The Issuer Services segment includes our securities listings business, our insurance business and shareholder services (Corporate Client Group) and our financial products business (Nasdaq Financial Products). The companies listed on The Nasdaq Stock Market represent a diverse array of industries. This diversity of Nasdaq-listed companies allows us to develop industry-specific and other Nasdaq indexes that we use to develop and license financial products and associated derivatives. Because of these interrelationships, our management allocates resources, assesses performance and manages these businesses as two separate segments.

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

The following table presents information regarding these operating segments for the three and six months ended June 30, 2006 and 2005.

	Market Services	Issuer Services	Corporate Items and Eliminations	Consolidated
	(in thousands)
Three Months Ended June 30, 2006
Revenues	$347,587	$63,380	$65	$411,032
Cost of revenues	(239,881)	—	—	(239,881)

Gross margin	107,706	63,380	65	171,151

Income before income taxes	$17,258	$10,375	$106	$27,739

Three Months Ended June 30, 2005
Revenues	$163,626	$56,060	$—	$219,686
Cost of revenues	(89,225)	—	—	(89,225)

Gross margin	74,401	56,060	—	130,461

Income (loss) before income taxes	$7,051	$22,283	$(4,548)	$24,786

Six Months Ended June 30, 2006
Revenues	$684,888	$122,258	$332	$807,478
Cost of revenues	(474,310)	—	—	(474,310)

Gross margin	210,578	122,258	332	333,168

Income before income taxes	$36,940	$20,635	$144	$57,719

Six Months Ended June 30, 2005
Revenues	$288,741	$110,965	$173	$399,879
Cost of revenues	(143,140)	—	—	(143,140)

Gross margin	145,601	110,965	173	256,739

Income (loss) before income taxes	$9,331	$43,559	$(6,783)	$46,107

The Nasdaq Stock Market, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Total assets increased $1.4 billion or 66.9% at June 30, 2006 as compared with December 31, 2005. This increase is primarily due to the purchase of our stake in the LSE. See Note 6, “Investments,” for further discussion.

16. Subsequent Events

Sale of Building and Related Assets

In April 2006, we classified our building and related assets located in Trumbull, Connecticut as held-for-sale. See Note 5, “2006 and 2005 Cost Reduction Program, INET Integration and Strategic Review,” for further discussion. On July 28, 2006, we completed the sale of this building and related assets for approximately $30.4 million which resulted in an additional $0.4 million loss recorded in the third quarter of 2006. As a result of this sale we were required to prepay a portion of the Credit Facilities as defined in the agreements. Accordingly, we prepaid approximately $9.7 million of the $750 million senior term loan facility and approximately $5.7 million of the $434.8 million term loan credit agreement. We plan to use the remaining proceeds for general corporate purposes.

NASD Equity Ownership in Nasdaq Common Stock

On July 11, 2006, NASD announced it had achieved full divestiture of ownership of Nasdaq common stock, with the sale of its remaining shares of Nasdaq common stock. NASD still has voting control based on its ownership of our Series D preferred stock. After we complete the second phase of exchange registration, which we expect to occur in the fourth quarter of 2006, the Series D preferred stock will automatically lose its voting rights and will be redeemed by us for $1.00.

Exchange Registration

On August 1, 2006, we completed a corporate restructuring in connection with becoming operational as a national securities exchange. Under the new structure, The Nasdaq Stock Market, Inc. was converted to a holding company and, its wholly-owned subsidiary, The NASDAQ Stock Market LLC, assumed the operations of the national securities exchange.

The Nasdaq Stock Market, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading provider of securities listing, trading, and information products and services. Our revenue sources are diverse and include revenues from transaction services, market data products and services, listing fees and client services, and financial products. The Nasdaq Stock Market is the largest electronic equity securities market in the United States, both in terms of number of listed companies and traded share volume. As of June 30, 2006, we were home to 3,205 listed companies. We also operate The Nasdaq Market Center, which provides our market participants with the ability to access, process, display and integrate orders and quotes in The Nasdaq Stock Market and other national stock exchanges. Transactions involving 291.6 billion equity securities were executed on or reported to our systems in the first six months of 2006.

On August 1, 2006, we completed a corporate restructuring in connection with becoming operational as a national securities exchange. Under the new structure, The Nasdaq Stock Market, Inc. was converted to a holding company and, its wholly-owned subsidiary, The NASDAQ Stock Market LLC, assumed the operations of the national securities exchange.

Second Quarter 2006 Highlights

Second quarter net income increased to $16.6 million or $0.13 per diluted share from net income of $14.0 million or $0.13 per diluted share in the second quarter of 2005. Our recent acquisitions contributed to our earnings and we expect further contributions from them in our future results. Gross margin (revenues less cost of revenues) increased by 31.2% in the second quarter of 2006, from $130.4 million. During the quarter, we continued with our cost reduction program and the integration of INET. Our results were also impacted by our investment in the LSE.

During the second quarter, we:

•	acquired a stake in the LSE totaling approximately 25.3% of the issued share capital of the LSE, after taking into effect LSE’s recent share buyback.

•	completed an offering of 18,500,000 shares of common stock at $37.36 per share. The net proceeds were used to prepay a portion of the amount outstanding under our April 2006 Credit Facility.

•	received approval from the SEC of our phased approach to exchange operation. We became operational as an exchange in Nasdaq-listed securities on August 1, 2006, and plan to become operational in other exchange-listed securities in the fourth quarter of 2006.

•	entered into a definitive agreement to acquire PrimeZone Media Network, Inc., a privately held press release newswire and multimedia service firm, enhancing Nasdaq’s investor relations and corporate communications suite. We expect to complete this acquisition in the third quarter of 2006.

•	improved our matched market share in New York Stock Exchange, or NYSE-listed stocks, to 8.3%, up from 7.0% in the first quarter of 2006. Matched market share for American Stock Exchange, or Amex-listed stocks, increased to 24.8% in the second quarter of 2006, up from 22.3% in the prior quarter.

Key Drivers

The following table includes data showing average daily share volume in Nasdaq-listed securities and the percentage of share volume of Nasdaq-, NYSE- and Amex-listed securities reported to The Nasdaq Market Center. In addition, the table shows drivers for our Issuer Services segment, including initial public offerings and number of listed companies. In evaluating the performance of our business, our senior management closely watches these key drivers.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Average daily share volume in Nasdaq-listed securities (in billions)	2.14	1.78	2.13	1.89
Percentage of share volume of Nasdaq-listed securities reported to The Nasdaq Market Center	77.8%	55.7%	78.9%	55.3%
Percentage of share volume of NYSE-listed securities reported to The Nasdaq Market Center	22.7%	15.6%	22.4%	15.3%
Percentage of share volume of Amex-listed securities reported to The Nasdaq Market Center	46.1%	32.4%	45.1%	31.9%
Initial public offerings	35	25	65	45
Secondary offerings	54	50	123	95
New listings(1)	81	66	141	118
Number of listed companies(2)	3,205	3,241	3,205	3,241

(1)	New listings reflect initial public offerings, including those completed on a best efforts basis, and issuers that switched from other listing venues.
(2)	Number of listed companies as of period end.

Operating Results

The following table shows a summary of our operating results:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2006	2005		2006	2005
	(in millions)			(in millions)
Market Services	$347.6	$163.6	#	$684.9	$288.7	#
Issuer Services	63.4	56.1	13.0%	122.3	110.9	10.3%
Other	—	—	—	0.2	0.2	—

Total revenues	411.0	219.7	87.1%	807.4	399.8	#
Cost of revenues	(239.9)	(89.3)	#	(474.3)	(143.1)	#

Gross margin	171.1	130.4	31.2%	333.1	256.7	29.8%

Total expenses	134.8	104.1	29.5%	255.0	207.6	22.8%
Net income	$16.6	$14.0	18.6%	$34.6	$26.7	29.6%

Basic earnings per share	$0.16	$0.15	6.7%	$0.35	$0.28	25.0%

Diluted earnings per share	$0.13	$0.13	—	$0.28	$0.26	7.7%

#	Denotes a variance greater than 100.0%.

Our second quarter and first six months of 2006 results were primarily driven by increases in the gross margin of our Market Services segment, where we gained market share and trading volume, primarily due to the INET acquisition. Second quarter and first six months of 2006 results include INET operations, following the acquisition on December 8, 2005. Market share increases were in Nasdaq-, NYSE- and Amex-listed securities and average daily share volume also increased. An increase in sales of proprietary data products also contributed to the increase in gross margin from Market Services. Issuer Services revenues were positively impacted by our recent acquisitions of Carpenter Moore and Shareholder.com. Partially offsetting these increases was an increase in expenses related to the integration of INET and our cost reduction program and recent acquisitions. These current and prior year items are discussed in more detail below.

Integration of INET

Our integration of INET is well underway. On July 14, 2006, the SEC approved our plan to integrate The Nasdaq Market Center and the Brut and INET execution systems into a single platform. Our system integration, which is based on the INET platform, will provide improved execution quality and speed, while maintaining the attributes of The Nasdaq Market Center, including market making functionality, attributed quotes, and the Opening, Closing and IPO crosses. Our system integration in Nasdaq-listed securities will occur on a security-by-security phase-in scheduled to begin in the third quarter of 2006. NYSE-, Amex- and regional-listed securities will be integrated on a single date in the fourth quarter of 2006. We expect to complete the integration during the fourth quarter of 2006.

Exchange Registration

In January 2006, the SEC approved our application for registration as a national securities exchange. We began operating as an exchange in Nasdaq-listed securities on August 1, 2006, and expect to begin operating in other exchange-listed securities in the fourth quarter of 2006. Before we can operate as an exchange for other exchange-listed securities, the NASD must establish a facility for quotation and trade reporting of these securities. We expect to act as a service provider to NASD to allow it to satisfy this condition in the near term, though there may be delays in NASD completing required actions and SEC approval. Exchange registration has already provided benefits to our proprietary data business and our corporate governance structure.

To facilitate our operations as an exchange, we have formed the TRF, a joint venture with NASD to operate a trade reporting facility, which will allow us to continue to collect reports of trades executed by broker-dealers outside of our exchange and recognize revenue for the related fees. Nasdaq provides technology and managerial services for the TRF, and NASD regulates the TRF as one of its facilities. The TRF began operating on August 1, 2006 for Nasdaq-listed securities, and will begin operating for other exchange-listed securities after the SEC approves an NASD filing to establish applicable rules. Nasdaq does not expect the TRF to have a material effect on our financial results.

Cost Reductions and Operating Efficiencies

During the past several years, we have taken significant steps to grow our business and enhance our competitive position. We have successfully reduced technology costs, eliminated non-core products, scaled back our workforce and consolidated our real estate facilities and operations. We continue to migrate our technology operations to fewer, scalable, less expensive non-proprietary platforms. The INET integration has accelerated our migration to a low-cost trading platform and will result in significant operating synergies.

As a result of our cost reduction steps, in the second quarter of 2006 we incurred incremental pre-tax expenses of approximately $17.9 million, and incurred $31.5 million in the first six months of 2006 in connection with taking actions to improve our operational efficiency, including the integration of INET. We incurred similar charges of approximately $5.9 million in the second quarter of 2005 and $13.4 million in the first six months of 2005. We expect to incur additional charges in the remaining periods of 2006 related to the integration of INET, consolidation of real estate and reductions in our workforce. See Note 5, “2006 and 2005 Cost Reduction Program, INET Integration and Strategic Review,” to the condensed consolidated financial statements for further discussion.

Business Environment

In spite of a challenging business environment and increasing uncertainty about the overall economy, our key drivers showed a solid performance for the current quarter. Our business environment continues to be marked by intense competition in our trade execution, trade reporting and listings business. Specific challenges we face include aggressive pricing in an attempt to increase trading volume market share and an increased emphasis on electronic trading due to technological advancements and regulatory changes. As our industry further consolidates internationally, global factors and competitors are becoming increasingly important to our performance. Our business has been and will continue to be impacted by domestic and international trends in the following key external factors:

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

The optimism about future economic conditions that characterized the end of the first quarter faded during the second quarter as investor reaction to positive news concerning economic growth was tempered by continuing new highs in commodity prices and indications from the Federal Reserve that further monetary tightening could not be ruled out. U.S. equity price indices exhibited a mixed performance during the quarter with the Nasdaq Composite underperforming other leading indices. Global price indices and equity trading volumes on international equity markets also exhibited mixed results. The value of the S&P Global 1200, a composite index comprised of major regional and country indexes, was 15.2% higher on June 30, 2006 compared with its value on June 30, 2005 and was 0.9% lower on June 30, 2006 compared with March 31, 2006. The aggregate dollar value of equity trading by the world’s leading equity markets also increased 54.5% during the second quarter of 2006 compared with the second quarter of 2005 and increased 6.4% during the second quarter of 2006 relative to the first quarter of 2006. While facing the possibility of a slow down in the pace of economic expansion, our short term performance drivers remained strong in the quarter. Rising domestic equity prices and volumes positively impacted the issuance of equity capital and the number of initial public offerings on Nasdaq during the quarter. Trading volume in U.S. equity markets increased 25.2% during the second quarter of 2006 as compared to the second quarter of 2005 and increased 6.8% during the second quarter of 2006 as compared to the first quarter of 2006.

We experience competition in our core domestic trading activities such as execution services; quoting and trading capabilities; and reporting services. Several new entrants to the execution services business engaged in aggressive price competition earlier this year by reducing the trade execution transaction fees they charge their customers. As the second quarter ended, the NYSE and Nasdaq announced new trade execution pricing for NYSE-listed securities. We continually monitor the trade execution transaction fees we charge our customers, particularly our large-volume customers, to insure we remain competitive. Our revenues from the sale of market information products and services are also under competitive threat from other securities exchanges that trade Nasdaq-listed securities. We have in place a program that provides monetary incentives for quoting market participants to send orders and report trades to The Nasdaq Market Center. Nasdaq, however, has changed the percentage shared under this program from time to time throughout 2005 and 2006 and may continue to further alter the terms of the program. In addition, the acquisition of INET, along with our 2004 acquisition of Brut, have accelerated our growth initiatives and enhanced our competitive position.

We aggressively compete for new listings of initial public offerings of both domestic and international companies. Our primary competitor for larger company listings on The Nasdaq Stock Market is the NYSE Group, which was formed by the mergers of the Pacific Exchange, ArcaEx, and the NYSE. The newly-combined NYSE Group has indicated that it intends to expand the listings business of the former Pacific Exchange. Domestically, we also compete, to a limited extent, with the Amex for listing of smaller, less active, companies. Internationally, we compete for listings with a number of major global exchanges including the LSE and NYSE

Group. Nasdaq-sponsored financial products are subject to intense competition from other exchange traded funds, or ETFs, derivatives and structured products as investment alternatives and we are subject to competition for the listing of these products from other exchanges.

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

Business Segments

We manage, operate and provide our products and services in two business segments: Market Services and Issuer Services.

•	Market Services segment includes our transaction-based business (Nasdaq Market Center) and our market information services business (Nasdaq Market Services Subscriptions), which are interrelated because the transaction-based business generates the quote and trade information that we sell to market participants and data vendors.

•	Issuer Services segment includes our securities listings business, our insurance business and shareholder services (Corporate Client Group) and our financial products business (Nasdaq Financial Products). The companies listed on The Nasdaq Stock Market represent a diverse array of industries. This diversity of Nasdaq-listed companies allows us to develop industry-specific and other Nasdaq indexes that we use to develop and license financial products and associated derivatives.

Because of these interrelationships, our management allocates resources, assesses performance and manages these businesses as two separate segments. See Note 15, “Segments,” to the condensed consolidated financial statements for further discussion.

Sources of Revenues

Market Services

Nasdaq Market Center

The Nasdaq Market Center is our transaction-based platform that provides our market participants with access to The Nasdaq Stock Market execution services, such as quoting and trading capabilities, and reporting services such as trade reporting and risk management. We provide these quoting, trading, and reporting services for securities listed on The Nasdaq Global Market (formerly The Nasdaq National Market) and The Nasdaq Capital Market. Until September 30, 2005, we also provided these services for securities authorized for quotation on the OTCBB, and for securities that are traded in the Over-the-Counter, or OTC, market by NASD members. Effective October 1, 2005, we transferred responsibility for the OTCBB and OTC to NASD.

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

In the second quarter of 2006, upon consultation with the SEC, it was determined that the approval of Amendment 13 to the UTP Plan on February 7, 2006 resulted in the immediate removal of Nasdaq Quotation Dissemination Services, or NQDS, from the UTP Plan. As a result, we were no longer required to share revenues from our individual market participants’ quotations effective as of February 7, 2006. Prior to this decision, participants had received their UTP share for the first quarter of 2006. Therefore, in the second quarter of 2006, we recorded an adjustment to our UTP Plan revenue sharing to decrease the shared revenues from February 7, 2006 through March 31, 2006, from the plan participants. We still are required to share UTP Plan revenues related to trade reports and the best priced quotations in our market.

We also sell proprietary data products to market participants that choose to display trading interest on The Nasdaq Market Center. We offer a range of proprietary data products including TotalView, our flagship market depth quote product. We operate several other proprietary services and data feed products, including the Mutual Fund Quotation Service, or MFQS; the Mutual Fund Dissemination Service; our financial websites, Nasdaq.com and NasdaqTrader.com; and Nasdaq Index Dissemination Service. Within the past year, we launched Nasdaq OpenView, which is similar to TotalView, but displays market depth for NYSE- and Amex-listed securities and ModelView, a web-based historical data product intended to provide more comprehensive information regarding The Nasdaq Market Center liquidity.

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

In the first quarter of 2006, we announced the creation of The Nasdaq Global Select Market, a new listing tier with the highest initial listing standards in the world. The Nasdaq Global Select Market became effective on July 3, 2006 and approximately 1,200 companies qualified for this new market tier. In conjunction with the creation of the new tier, we renamed The Nasdaq National Market, The Nasdaq Global Market. The Nasdaq Capital Market was not renamed. All three market tiers maintain rigorous listing and corporate governance standards and issuers listing on these markets have the opportunity to leverage an array of Nasdaq corporate services.

On January 1, 2005, we purchased the remaining 50.0% interest in the Nasdaq Insurance Agency from AIG for nominal consideration. The agency provides insurance brokerage services and specializes in the director and officer liability insurance market. On October 1, 2005, we completed the acquisition of Carpenter Moore, a San Francisco-based insurance brokerage firm specializing in management liability. The purchases of the Nasdaq Insurance Agency and Carpenter Moore provide current and future Nasdaq-listed companies and other customers with a full service corporate insurance broker offering customized risk management advice and insurance placement services. Carpenter Moore also added depth of brokerage expertise in directors and officers, errors and omissions and other management liability insurance products, and has significantly expanded regional coverage. On February 1, 2006, we completed the acquisition of Shareholder.com, a privately held, Massachusetts-based firm specializing in shareholder communications and investor relations intelligence services. Shareholder.com continues to offer its comprehensive suite of services to all publicly traded companies who wish to optimize investor relations capabilities. Our 2006 results include activity related to Shareholder.com from February 1, 2006 through June 30, 2006. See “Purchase Acquisition – Shareholder.com,” of Note 3, “Business Combinations,” to the condensed consolidated financial statements for further discussion.

Nasdaq Financial Products

Nasdaq develops and licenses Nasdaq-branded indexes, associated derivatives and financial products as part of Nasdaq Financial Products. We believe that these indexes and products leverage, extend and enhance the Nasdaq brand. Nasdaq’s license fees for its trademark licenses vary by product based on assets or number or underlying dollar value of contracts issued. In addition to generating licensing revenues for Nasdaq, these products, particularly mutual funds and ETFs lead to increased investments in companies listed on The Nasdaq Stock Market, which enhances our ability to attract new listings.

Nasdaq’s ability to collect licensing revenues for options on ETFs that track our indexes (such as QQQ) will most likely be impacted by the recent outcome of two cases involving other index providers. In September 2005, the U.S. District Court for the Southern District of New York dismissed actions brought by McGraw-Hill and Dow Jones against an options market that threatened to trade options based on their proprietary indexes without a license. This dismissal was affirmed by the United States Court of Appeals for the Second Circuit in June 2006. The Second Circuit ruled that markets, in facilitating the trading of options on ETFs, are not misappropriating any intellectual property right of index providers.

Segment Operating Results

Of total second quarter 2006 revenues of $411.0 million, 84.6% was from our Market Services segment and 15.4% was from our Issuer Services segment. Of our total first six months of 2006 revenues of $807.4 million, 84.8% was from our Market Services segment, and 15.2% was from our Issuers Services segment.

The following table shows total revenues by segment, cost of revenues and gross margin:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2006	2005		2006	2005
	(in millions)			(in millions)
Market Services	$347.6	$163.6	#	$684.9	$288.7	#
Issuer Services	63.4	56.1	13.0%	122.3	110.9	10.3%
Other	—	—	—	0.2	0.2	—

Total revenues	411.0	219.7	87.1%	807.4	399.8	#
Cost of revenues	(239.9)	(89.3)	#	(474.3)	(143.1)	#

Gross margin	$171.1	$130.4	31.2%	$333.1	$256.7	29.8%

#	Denotes a variance greater than 100.0%.

Market Services

The following table shows revenues, cost of revenues and gross margin from Market Services:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2006	2005		2006	2005
	(in millions)			(in millions)
Nasdaq Market Center:
Execution and trade reporting revenues	$291.4	$116.2	#	$577.9	$228.9	#
Access services revenues	13.1	20.3	(35.5)%	25.4	41.2	(38.3)%
Liquidity rebates(1)	—	—	—	—	(35.5)	#
Tape fee revenue sharing	(5.3)	(2.4)	#	(10.7)	(4.5)	#
Nasdaq General Revenue Sharing Program	(0.1)	(0.1)	—	(0.2)	(0.2)	—

Total Nasdaq Market Center revenues	299.1	134.0	#	592.4	229.9	#
Cost of revenues
Liquidity rebates(1)	(170.6)	(69.2)	#	(337.8)	(104.5)	#
Brokerage, clearance and exchange fees	(69.3)	(20.1)	#	(136.5)	(38.6)	#

Total cost of revenues	(239.9)	(89.3)	#	(474.3)	(143.1)	#

Gross margin from Nasdaq Market Center	59.2	44.7	32.4%	118.1	86.8	36.1%

Nasdaq Market Services Subscriptions:
Revenues(2)	48.7	46.0	5.9%	100.8	92.9	8.5%
Nasdaq General Revenue Sharing Program	(2.6)	(1.2)	#	(5.5)	(3.2)	71.9%
UTP Plan revenue sharing	(6.2)	(19.6)	(68.4)%	(19.9)	(39.7)	(49.9)%

Total Nasdaq Market Services Subscriptions revenues	39.9	25.2	58.3%	75.4	50.0	50.8%
Other Market Services revenues	8.6	4.4	95.5%	17.1	8.8	94.3%

Gross margin from Market Services	$107.7	$74.3	45.0%	$210.6	$145.6	44.6%

#	Denotes a variance equal to or greater than 100.0%.

(1)	Pursuant to Emerging Issues Task Force, or EITF, of the FASB, Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” or EITF 99-19, Nasdaq records execution revenues from transactions executed through the Brut and INET platforms on a gross basis in revenues and records expenses such as liquidity rebate payments as cost of revenues as both Brut and INET act as principal. On February 1, 2006, Brut and INET merged under a single broker-dealer, Brut LLC. Before the second quarter of 2005, we reported other execution revenues net of liquidity rebates, which totaled $35.5 million for the first quarter of 2005, as Nasdaq does not act as principal. However, during and since the second quarter of 2005 under Nasdaq’s new Limitation of Liability Rule, Nasdaq, subject to certain caps, provides compensation for losses due to malfunctions of the order-execution systems of The Nasdaq Market Center. Therefore, under EITF 99-19, Nasdaq has recorded all execution revenues from transactions executed through The Nasdaq Market Center on a gross basis in execution and trade reporting revenues and has recorded liquidity rebate payments as cost of revenues as Nasdaq now has certain risk associated with trade execution subject to rule limitations and caps. This rule change in fact was made on a prospective basis beginning April 1, 2005 as required under GAAP. This rule change did not have a material impact on the consolidated financial position or results of operations of Nasdaq.

(2)	Includes eligible and non-eligible UTP Plan revenues. Eligible UTP Plan revenues are associated with the calculation and dissemination of the consolidated national best bid and best offer and last sale information. These revenues are shared among UTP Plan participants. Non-eligible UTP Plan revenues are associated with the calculation and dissemination of proprietary Nasdaq information and are not shared among UTP Plan participants. As of February 7, 2006, NQDS, the best quote information for each market participant, revenues are no longer eligible UTP Plan revenues.

Nasdaq Market Center

Execution and trade reporting revenues increased for the second quarter and for the first six months of 2006 compared with the same periods last year primarily due to the inclusion of INET results as well as increases in market share in Nasdaq-, NYSE- and Amex-listed securities and average daily share volume. In February 2006, we harmonized our pricing on Nasdaq-listed securities across all of our venues and introduced new pricing on NYSE-listed securities, which further contributed to the increase in revenues. The Nasdaq-listed pricing increased the execution fees for Brut and Nasdaq’s legacy execution systems, but decreased the execution fees for INET.

Access services revenues decreased for the second quarter and for the first six months of 2006 compared with the same periods last year primarily due to the retirement of our legacy access service products and associated proprietary network in the fourth quarter of 2005, when we completed the transition to the new Nasdaq workstation. Beginning in 2005, we migrated users away from our legacy access service products towards our new QIX protocol, FIX connectivity and new Nasdaq workstation, all of which operate over third-party networks. By doing so, we have been able to and will continue to reduce our technology and network costs and increase our systems’ scalability without affecting performance or reliability. Revenues from the discontinued products totaled $15.5 million in the second quarter of 2005 and $32.1 million in the first six months of 2005 and expenses related to the discontinued products were $12.1 million in the second quarter of 2005 and $25.1 million in the first six months of 2005. The industry standards and third-party products are more efficient and cost effective but produce lower revenues. However, these products will contribute more to our operating results than our access services legacy products. Partially offsetting the decrease in the second quarter and the first six months of 2006, were access services revenues from INET and the new Nasdaq workstation and increased revenues from FIX and QIX.

We share tape fee revenues from NYSE- and Amex-listed securities through The Nasdaq Market Center tape fee revenue sharing. We earn tape fee revenues from NYSE- and Amex-listed securities based upon both the percentage of trades reported to The Nasdaq Market Center for securities listed on these exchanges and the size of NYSE and Amex revenue sharing pools. The increases for the second quarter and the first six months of 2006 compared with the same periods last year were primarily due to an increase in our market share in both NYSE- and Amex-listed securities, partially offset by amounts retained that pre-acquisition were shared with INET, and pricing changes in February 2006 which eliminated certain trades from being eligible for revenue sharing.

The Nasdaq Market Center shares revenues under the Nasdaq General Revenue Sharing Program. This discretionary program requires us to share operating revenue, which is interpreted to mean net revenue after expenses from all services that derive revenue from member trading and trade reporting activity in Nasdaq-listed securities. The program is designed to provide an incentive for quoting market participants to send orders and report trades to The Nasdaq Market Center. The amount of Nasdaq Market Center revenues shared under the Nasdaq General Revenue Sharing Program was flat quarter over quarter and for the six months.

Nasdaq Market Center liquidity rebates, in which we credit a portion of the per share execution charge to the market participant that provides the liquidity, increased for the second quarter and for the first six months of 2006 compared with the same periods last year. The first six months of 2005 comparison includes $35.5 million recorded net in total revenues which was before Nasdaq’s new Limitation of Liability Rule. The increases in liquidity rebates were primarily due to increases in market share for transactions executed on the INET platform and NYSE-listed securities. In February 2006, we harmonized our pricing for all of our venues, which increased the per share liquidity rebates for INET, but decreased the per share liquidity rebates for Brut and Nasdaq’s legacy execution system. Also beginning February 2006, we began paying rebates on NYSE- and Amex-listed securities.

Brokerage, clearance and exchange fees are additional cost of revenues for Brut and INET platforms. The increases in brokerage, clearance and exchange fees for the second quarter and for the first six months of 2006 compared with the same periods last year were primarily due to additional activity from INET’s operations and increases in market share.

Nasdaq Market Services Subscriptions

We provide subscribers with inside quote and last trade information through Level 1, the best quote information for each market participant through NQDS, and all price levels for each market participant through TotalView. These services are provided for securities listed on The Nasdaq Stock Market to both professional and non-professional users. We also provide subscribers with quote information at all price levels for each market participant’s trading of NYSE- and Amex-listed stocks through OpenView. In addition, we provide MFQS, a service that collects and disseminates daily price and related data for unit investment trusts, mutual funds and money market funds that are subscribers to this service. These subscription revenues, which include eligible and non-eligible UTP Plan revenues, increased for the second quarter and the first six months of 2006 primarily due to an increase in TotalView subscribers compared with the same periods last year. Also contributing to the increases in revenues was an increase in the number of Level 1 non-professional users and functionality improvements to MFQS accompanied by a price increase. In the first quarter of 2006, we had an audit of data usage by a major market distributor which further contributed to the increase in revenues for the first six months of 2006.

We also share Market Services Subscriptions revenues under the Nasdaq General Revenue Sharing Program. The amount of Nasdaq Market Services Subscriptions revenues shared under the Nasdaq General Revenue Sharing Program increased for the second quarter and for the first six months of 2006 compared with the same periods last year primarily due to changes in the amount shared under the program.

Nasdaq also shares tape fee revenues for Nasdaq-listed securities through the UTP Plan. Under the revenue sharing provision of the UTP Plan, we are permitted to deduct costs associated with acting as the exclusive Securities Information Processor from the total amount of tape fees collected. After these costs are deducted from the tape fees, we distribute to the respective UTP Plan participants, including Nasdaq, their share of tape fees based on a combination of their respective trade volume and share volume. Our tape fee revenue sharing allocated to UTP Plan participants decreased for the second quarter and for the first six months of 2006 compared with the same periods last year primarily due to 1) a stronger market share, which included INET trade reporting activity for the second quarter and first six months of 2006, decreasing the amount Nasdaq shared with UTP participants, 2) the one time recovery of the amount paid in the first quarter of 2006 for NQDS from February 7, 2006 through March 31, 2006, after it was determined that NQDS was effectively removed from the UTP Plan and 3) lower shareable revenue as NQDS is no longer in the plan.

Other Market Services

Other Market Services revenues increased for the second quarter and for the first six months of 2006 compared with the same periods last year primarily due to a contract between NASD and us for the operations of the OTCBB, which took effect on October 1, 2005. We transferred responsibility for the OTCBB back to NASD, but agreed to continue to operate the OTCBB on a contract basis for two years, subject to renewals.

Issuer Services

The following table shows revenues from Issuer Services:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2006	2005		2006	2005
	(in millions)			(in millions)
Issuer Services:
Corporate Client Group	$52.3	$46.0	13.7%	$101.0	$91.1	10.9%
Nasdaq Financial Products	11.1	10.1	9.9%	21.3	19.8	7.6%

Total Issuer Services revenues	$63.4	$56.1	13.0%	$122.3	$110.9	10.3%

Corporate Client Group

The following tables show our revenues from the Corporate Client Group as reported in accordance with GAAP (“as reported”) and as would be reported on a non-GAAP basis (“billed basis”). We believe that the presentation of billed basis revenues, as they relate to listing of additional shares and initial listing fees, is a good indicator of current Corporate Client Group activity as billed basis information excludes the effects of recognizing revenues related to initial listing fees and listing of additional shares fees over the six and four year periods, respectively.

	Three Months Ended June 30,				Percentage Change
	2006		2005
	As Reported	Billed Basis	As Reported	Billed Basis	As Reported	Billed Basis
	(in millions)
Annual renewal fees	$26.9	$26.9	$26.7	$26.7	0.7%	0.7%
Listing of additional shares fees	9.2	15.5	9.5	15.0	(3.2)%	3.3%
Initial listing fees	6.0	6.7	7.5	5.8	(20.0)%	15.5%
Corporate Client services	10.2	10.2	2.3	2.3	#	#

Total Corporate Client Group revenues	$52.3	$59.3	$46.0	$49.8	13.7%	19.1%

	Six Months Ended June 30,				Percentage Change
	2006		2005
	As Reported	Billed Basis	As Reported	Billed Basis	As Reported	Billed Basis
	(in millions)
Annual renewal fees	$52.7	$52.7	$52.8	$52.8	(0.2)%	(0.2)%
Listing of additional shares fees	18.1	26.7	18.8	25.4	(3.7)%	5.1%
Initial listing fees	12.3	12.3	15.3	10.5	(19.6)%	17.1%
Corporate Client services	17.9	17.9	4.2	4.2	#	#

Total Corporate Client Group revenues	$101.0	$109.6	$91.1	$92.9	10.9%	18.0%

#	Denotes a variance greater than 100.0%.

Corporate Client Group revenues are primarily derived from fees for annual renewals, listing of additional shares and initial listings for companies listed on The Nasdaq Stock Market. Fees are generally calculated based upon total shares outstanding for the issuing company. These fees are initially deferred and amortized over the estimated periods for which the services are provided. Revenues from annual renewal fees are amortized on a pro-rata basis over the calendar year and initial listing fees and listing of additional shares fees are amortized over six and four years, respectively. The difference between the as reported revenues and the billed basis revenues is due to the amortization of fees in accordance with GAAP. See Note 7, “Deferred Revenue,” to the condensed consolidated financial statements for further discussion. Corporate Client services revenues includes revenues from Carpenter Moore for the second quarter and first six months of 2006, from Shareholder.com beginning February 1, 2006 and revenues from NIA and other sources for all periods presented.

Annual renewal fees on both an as reported and billed basis marginally increased for the second quarter of 2006 and marginally decreased for the first six months of 2006, compared with the same periods last year. The number of listed companies decreased in 2006. The number of companies listed on The Nasdaq Stock Market on January 1, 2006 was 3,208 and 3,271 on January 1, 2005, the date on which listed companies are billed their annual fees. The decrease in the number of listed companies in 2006 was due to 332 delistings by Nasdaq during 2005, partially offset by 269 new listings in 2005. The delistings in 2005 were primarily a result of mergers and acquisitions, but were also because of companies’ failure to meet our listing standards. Partially offsetting the decrease in the number of listed companies was an increase in the average total shares outstanding for The Nasdaq National Market, which increased the annual renewal fees billed. For the second quarter of 2006, additional new listings increased the annual renewal fees.

Listing of additional shares fees decreased on an as reported basis and increased on a billed basis for both the second quarter and first six months of 2006 compared with the same periods last year. The increases were primarily due to an increase in secondary offerings as well as other additional share activity. There were 54 secondary offerings in the second quarter of 2006 as compared to 50 secondary offerings in the second quarter of 2005 and 123 secondary offerings in the first six months of 2006 as compared to 95 secondary offerings in the same period last year.

Initial listing fees decreased on an as reported basis and increased on a billed basis for both the second quarter and first six months of 2006 compared with the same periods last year. The increases were primarily due to an increase in new listings, including the number of initial public offerings. There were 81 new listings, including 35 initial public offerings in the second quarter of 2006 as compared to 66 new listings, including 25 initial public offerings in the second quarter of 2005 and 141 new listings, including 65 initial public offerings in the first six months of 2006 as compared to 118 new listings, including 45 initial public offerings for the same period last year.

Corporate Client services revenues on both an as reported and billed basis increased for the second quarter and for the first six months of 2006 compared with the same periods last year primarily due to revenues generated from the recent acquisitions of Carpenter Moore and Shareholder.com.

Nasdaq Financial Products

The following table shows revenues from Nasdaq Financial Products:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2006	2005		2006	2005
	(in millions)			(in millions)
Licensing revenues	$9.7	$9.1	6.6%	$18.8	$18.0	4.4%
Other revenues	1.4	1.0	40.0%	2.5	1.8	38.9%

Total Nasdaq Financial Products revenues	$11.1	$10.1	9.9%	$21.3	$19.8	7.6%

Licensing revenues increased for the second quarter and for the first six months of 2006 compared with the same periods last year primarily due to higher volume activity for both derivative and third party products as well as increases in third party assets under management.

Expenses

Direct Expenses

The following table shows the details of Nasdaq’s direct expenses:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2006	2005		2006	2005
	(in millions)			(in millions)
Compensation and benefits	$48.0	$36.9	30.1%	$96.9	$74.2	30.6%
Marketing and advertising	3.8	2.0	90.0%	8.9	3.4	#
Depreciation and amortization	21.5	14.9	44.3%	46.0	33.1	39.0%
Professional and contract services	7.3	7.0	4.3%	16.2	14.0	15.7%
Computer operations and data communications	10.3	15.9	(35.2)%	20.2	32.1	(37.1)%
Provision for bad debts	1.8	(0.7)	#	1.9	(0.2)	#
Occupancy	8.2	7.1	15.5%	16.2	14.2	14.1%
General and administrative	24.8	10.6	#	31.5	16.0	96.9%

Total direct expenses	$125.7	$93.7	34.2%	$237.8	$186.8	27.3%

#	Denotes a variance greater than 100.0%.

Compensation and benefits expense increased for the second quarter and for the first six months of 2006 compared with the same periods last year primarily due to our acquisitions of INET, Carpenter Moore and Shareholder.com and higher reduction in force charges. For the second quarter of 2006, the reduction in force charge was $2.6 million compared with a charge of $1.2 million for the second quarter of 2005. For the first six months of 2006, the reduction in force charge was $4.3 million compared with a charge of $1.6 million for the same period of 2005. Headcount increased from 768 employees at June 30, 2005 to 887 employees at June 30, 2006 primarily from our acquisitions. Also contributing to the increases was share-based compensation expense of $2.7 million recognized under SFAS 123(R) for the second quarter of 2006 compared with $0.5 million of expense for the second quarter of 2005 and share-based compensation expense of $5.4 million for the first six months of 2006 compared with $0.8 million for the first six months of 2005. See Note 2, “Recently Adopted Accounting Pronouncement,” and Note 10, “Share-Based Compensation,” to the condensed consolidated financial statements for further discussion.

Marketing and advertising expense increased for the second quarter and for the first six months of 2006 compared with the same periods last year primarily due to costs related to our new listings and dual listing advertisements.

Depreciation and amortization expense increased for the second quarter and for the first six months of 2006 compared with the same periods last year primarily due to intangible amortization expense on identifiable intangible assets purchased in connection with the INET, Carpenter Moore and Shareholder.com acquisitions and additional depreciation and amortization expense due to a change in the estimated useful life of some of The Nasdaq Market Center assets due to the migration to the INET trading platform.

Professional and contract services expense increased for the second quarter and for the first six months of 2006 compared with the same periods last year primarily due to additional costs from our recent acquisitions.

Computer operations and data communications expense decreased for the second quarter and for the first six months of 2006 compared with the same periods last year primarily due to lower costs associated with providing communication lines to customers due to the retirement of legacy access services products, which we discontinued as of December 31, 2005.

Provision for bad debts increased for the second quarter and for the first six months of 2006 compared with the same periods last year. In the second quarter and first six months of 2005, we had a bankruptcy recovery, which resulted in a net benefit for bad debts.

Occupancy expense increased for the second quarter and for the first six months of 2006 compared with the same periods last year primarily due to additional costs from our recent acquisitions.

General and administrative expense increased for the second quarter and for the first six months of 2006 compared with the same periods last year primarily due to an additional loss on the early extinguishment of debt, the refinancing of our $750.0 million senior term debt and a loss on the write down of a held-for-sale building. In the second quarter and first six months of 2006, we recorded a $12.3 million loss on the early extinguishment of the $750.0 million senior term debt issued in December 2005, which was refinanced in April 2006. An additional $8.6 million loss was recorded on the early extinguishment of the portion of the $1.1 billion secured term loan of our April 2006 Credit Facility that was repaid in May 2006 as a result of the equity offering. In the second quarter and first six months of 2005, we also had a $7.4 million loss on the restructuring of the $240.0 million convertible notes. Also contributing to the increases was a $5.4 million charge recorded on the write down of a held-for-sale building to fair market value. These increases were partially offset by a realized foreign currency gain related to our investment in the LSE of $8.2 million. In the first quarter of 2006, we recorded a $2.1 million charge associated with potential fines or penalties for Brut’s obligations regarding short sales, firm quotes and other reporting and disclosure requirements, which further contributed to the increase in expense for the first six months of 2006.

Support Costs From Related Parties, net

Support costs from related parties, net were $9.1 million for the second quarter of 2006 as compared with $10.4 million for the second quarter of 2005, a decrease of 12.5% and $17.2 million for the first six months of 2006 as compared with $20.8 million for the first six months of 2005, a decrease of 17.3%. These decreases are primarily due to the transfer of ownership of the OTCBB to NASD, which reduced the associated regulatory costs.

Net Interest Expense

Net interest expense was $18.1 million for the second quarter of 2006 as compared with $1.5 million for the second quarter of 2005 and $30.1 million for the first six months of 2006 as compared with $3.0 million for the first six months of 2005. These increases were primarily due to additional interest expense on the April 2006

Credit Facility and the Credit Facilities resulting from the purchase of issued share capital of the LSE. For the first six months of 2006, the increase was also due to additional interest expense from our $205 million convertible notes issued in April 2005 and from our $750 million senior term debt issued in December 2005 to finance the INET acquisition, partially offset by a lower interest coupon rate on our $240 million convertible notes.

Dividend Income

Dividend income was $9.2 million for the second quarter and for the first six months of 2006. Dividend income represents an ordinary dividend received from our investment in the LSE.

Minority Interest

Minority interest was $0.3 million for the second quarter of 2006 and $0.5 million for the first six months of 2006. We began recording minority interest for Reuters minority investment in the Independent Research Network beginning in the third quarter of 2005.

Income Taxes

Our income tax provision was $11.1 million for the second quarter of 2006 as compared with $10.8 million for the second quarter of 2005, an increase of 2.8% and $23.1 million for the first six months of 2006 as compared with $19.4 million for the first six months of 2005, an increase of 19.1%. The overall effective tax rate in the second quarter of 2006 was 40.0% and was 43.6% in the second quarter of 2005. The overall effective tax rate in the first six months of 2006 was 40.0% and was 42.0% in the first six months of 2005. The higher effective tax rate in 2005 was primarily due to a loss on the restructuring of the $240 million convertible notes, a portion of which is not deductible for tax purposes due to the conversion feature.

The effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of earnings and losses. These and other factors, including history of pre-tax earnings and losses, are taken into account in assessing the ability to realize deferred tax assets.

Liquidity and Capital Resources

We require cash to pay our operating expenses, make capital expenditures and service our debt and other long-term liabilities. Our principal source of funds is cash from our operations. We also have a $75.0 million revolving credit facility under our Credit Facilities to borrow funds. In addition, we have obtained funds by selling our common stock in the capital markets. In the near term, we expect that our operations will provide sufficient cash to fund our operating expenses, capital expenditures and interest payments on our debt. In the long-term, we may use both internally generated funds and external sources to satisfy our debt and other long-term liabilities.

Principal factors that could affect the availability of our internally-generated funds include:

•	deterioration of our revenues in either of our business segments,

•	changes in our working capital requirements, and

•	an increase in our expenses.

Principal factors that could affect our ability to obtain cash from external sources include:

•	financial covenants contained in our Credit Facilities that limit our total borrowing capacity,

•	increases in interest rates applicable to our floating rate term debt,

•	credit rating downgrades, which could limit our access to additional debt,

•	a decrease in the market price of our common stock, and

•	volatility in the public equity markets.

The following sections discuss the effects of changes in our cash flows, contractual obligations and other commitments on our liquidity and capital resources.

Cash and Cash Equivalents and Investments and Changes in Cash Flow

The following tables summarize our cash and cash equivalents and investments and changes in cash flow:

	June 30, 2006	December 31, 2005	Percentage Change
	(in millions)
Cash and cash equivalents	$488.8	$165.2	#
Available-for-sale investments, at fair value(1)	1,215.5	179.4	#

Total	$1,704.3	$344.6	#

#	Denotes a variance greater than 100.0%.
(1)	Available-for-sale investments include our $1.1 billion investment in the LSE.

	Six Months Ended June 30,		Percentage Change
	2006	2005
	(in millions)
Cash provided by operating activities	$87.3	$95.0	(8.1)%
Cash used in investing activities	(1,102.4)	(30.3)	#
Cash provided by financing activities	1,338.7	181.4	#

#	Denotes a variance greater than 100.0%.

Cash and cash equivalents and available-for-sale investments. Cash and cash equivalents and available-for-sale investments increased primarily as a result of our investment in the LSE, the receipt of funds from Nasdaq’s equity offerings in the first quarter of 2006 and May 2006, the receipt of a capital return and ordinary dividend from the LSE, the collection of annual listing fees and positive cash flow. These increases were partially offset by cash used to purchase our stake in the LSE, redeem our Series C Cumulative preferred stock, pay debt obligations and acquire Shareholder.com.

Cash provided by operating activities. The following items impacted our cash provided by operating activities for the six months ended June 30, 2006:

•	Decrease in other operating liabilities of $48.8 million, mainly due to a decrease in accrued personnel costs of $19.5 million, reflecting payments associated with severance liabilities and a decrease in other accrued liabilities, payables to related parties and accounts payable and accrued expenses of $27.4 million due to timing of payments.

Offset by increases in:

•	Non-cash charges of approximately $52.0 million, comprised primarily of depreciation and amortization of $46.0 million and loss on the early extinguishment and refinancing of debt obligations of $20.9 million.

•	Net income of $34.6 million.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, accounts receivable collections, stock option expensing and the timing and amount of other payments that we make.

Cash used in investing activities. The increase in cash used in investing activities is primarily attributable to purchases of available-for-sale investments, including our purchase of LSE shares, and our acquisition of Shareholder.com, partially offset by proceeds from redemptions and maturities of available-for-sale investments.

Cash provided by financing activities. Cash provided by financing activities increased primarily because of the proceeds we received from debt obligations and the net proceeds from our equity offerings in the first quarter of 2006 and May 2006, partially offset by funds used for payments of debt obligations and the redemption of our Series C Cumulative preferred stock.

Capital Resources and Working Capital

Working capital (calculated as current assets less current liabilities) was $1.6 billion at June 30, 2006, compared with $271.6 million at December 31, 2005, an increase of $1.4 billion. This increase was primarily due to our investment in the LSE and an increase in cash and cash equivalents and available-for-sale investments as discussed above.

We have historically been able to generate sufficient funds from operations to meet working capital requirements. At June 30, 2006, except for the un-drawn $75.0 million revolving credit facility obtained in connection with the Credit Facilities, we did not have any lines of credit. See “Credit Facilities,” of Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion.

At June 30, 2006, none of our lenders were affiliated with Nasdaq, except to the extent, if any, that H&F and SLP would be deemed affiliates of Nasdaq due to their ownership of the $240 million convertible notes and $205 million convertible notes and associated warrants.

Broker Dealer Net Capital Requirements

Our broker-dealer subsidiaries, Brut, INET and Island Execution Services, LLC, are subject to regulatory requirements intended to ensure their general financial soundness and liquidity, which require that they comply with minimum capital requirements. On February 1, 2006, Brut and INET merged under a single broker-dealer, Brut LLC. At June 30, 2006, Brut LLC was required to maintain minimum net capital of $0.3 million and had total net capital of approximately $42.9 million or $42.6 million in excess of the minimum amount required. At June 30, 2006, Island Execution Services was also required to maintain minimum net capital of $0.3 million and had total net capital of approximately $1.6 million or $1.3 million in excess of the minimum amount required.

Contractual Obligations and Contingent Commitments

We have contractual obligations to make future payments under long-term debt, long-term non-cancelable lease agreements and other obligations and have contingent commitments under a variety of arrangements. Contractual obligations, as previously disclosed in our latest Annual Report on Form 10-K, have not materially changed. However, in the second quarter of 2006, we entered into credit facilities to finance the purchases of LSE shares. See Note 8, “Debt Obligations,” and Note 14, “Commitments and Contingencies,” to the condensed consolidated financial statements for further discussion.

Credit Facilities

In the second quarter of 2006, we entered into credit facilities to finance the purchase of the LSE shares. At June 30, 2006, total debt obligations outstanding under the Credit Facilities were $1.26 billion including a $75.0 million revolving credit facility still available to drawdown under the Credit Facilities. See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion.

Our significant debt has resulted in the downgrading of our credit rating by Moody’s to Ba3 from Ba2 and by Standard & Poor’s to BB+ from BBB-. In addition, Moody’s lowered its ratings outlook to negative from stable and Standard & Poor’s has put our credit outlook as developing.

The Credit Facilities’ covenants restrict our ability to grant liens, incur additional indebtedness, pay dividends, sell assets, make restricted payments, conduct transactions with affiliates and merge or consolidate. In addition, our convertible notes contain a covenant restricting our ability to incur senior debt, and as a consequence of our current debt outstanding under our Credit Facilities, our convertible notes would not permit us to incur additional senior debt without consent.

May 2006 Public Equity Offering

On May 2, 2006, we sold 18,500,000 shares of our common stock in a public offering for net proceeds of $665.2 million, before the deduction of offering expenses, which was used to prepay a portion of the amount outstanding under the $1.1 billion secured term loan of our April 2006 Credit Facility. See of Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Investments

We maintain an investment portfolio of various holdings, types, and maturities. See Note 6, “Investments,” to the condensed consolidated financial statements for further discussion. These securities are classified as available-for-sale and are recorded in the Condensed Consolidated Balance Sheets at fair value with unrealized gains or losses, including foreign currency fluctuations, reported as a separate component of accumulated other comprehensive income, net of tax where applicable.

Fixed Income Securities

As of June 30, 2006, our fixed income securities have an average duration of 0.24 years. Our primary investment objective for fixed income securities is to preserve principal while maximizing yields, without significantly increasing risk. These securities are subject to interest rate risk and their fair values may fluctuate with changes in interest rates. However, management does not believe that a 100 basis point fluctuation in market interest rates will have a material effect on the carrying value of our fixed income securities at June 30, 2006.

Investment in the LSE

As of June 30, 2006, we own 25.3% of the issued share capital of the LSE. The cost of this investment is approximately GBP 650.3 million. This investment is accounted for under SFAS 115 and as indicated above any unrealized gains or losses, including foreign currency fluctuations are recorded as a separate component of accumulated other comprehensive income until sold or redeemed.

The fair market value of our investment in the LSE is subject to market price volatility. As of June 30, 2006 the gross unrealized loss on our investment in the LSE was $61.9 million which was partially offset by a foreign currency translation adjustment gain of approximately $31.0 million.

Nasdaq regularly monitors and evaluates the realizable value of its investment security portfolio. When assessing securities for other-than-temporary declines in value, we consider such factors as, among other things, the duration for which the market value had been less than cost, any news that has been released specific to the investee, analyst coverage and the outlook for the overall industry in which the investee operates. For equity securities we also consider the performance of the investee’s stock price in relation to industry indexes and review the investee’s credit profile. There were no impairment charges recorded on our investments during the first six months of 2006 or 2005.

As of June 30, 2006, there were no hedges on our investments. However we periodically reevaluate our hedging policies and may choose to enter into future transactions. Nasdaq does not currently hedge any variable interest rates on these securities.

Debt Obligations

At June 30, 2006, both our $205 million and $240 million convertible notes specify fixed interest rates until October 22, 2012. However, our Credit Facilities specify floating interest rates until maturity in April 2012 and are therefore subject to interest rate risk. Management does not believe that a 100 basis point fluctuation in market interest rates will have a material effect on the carrying value of our outstanding floating rate debt obligations at June 30, 2006. However, due to the stock appreciation on the convertible option feature from $14.50 at the time of issuance to $29.90 at June 30, 2006, the fair value of Nasdaq’s convertible notes exceeds its carrying value.

As of June 30, 2006, Nasdaq does not currently hedge any variable interest rates on our debt obligations. However we periodically reevaluate our hedging policies and may choose to enter into future transactions.

Credit Risk

We are exposed to credit risk from third parties, including customers, counterparties and clearing agents. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. In particular, our subsidiary Brut may be exposed to credit risk, due to the default of trading counterparties, in connection with the external routing and agency brokerage services Brut provides its customers through the Brut and INET platforms. Although Brut and INET merged under a single broker-dealer, these entities will continue to operate as two separate limit order books, with separate matching and routing systems, as well as clearing relationships until the complete integration of The Nasdaq Market Center and the Brut and INET execution systems into a single platform during the fourth quarter of 2006. While we are not exposed to counterparty risk for trades executed on The Nasdaq Market Center, we are exposed to counterparty risk in connection with trades executed on or through the Brut ECN and INET ECN systems, or Brut and INET System Trades, given that Brut, acts as central counterparty on an agency basis for these trades.

Brut System Trades in Nasdaq-listed securities and NYSE-listed securities routed to the NYSE DOT system with broker-dealer clients are cleared by Brut, as a member of the National Securities Clearing Corporation, or NSCC. INET System Trades in Nasdaq-listed securities and NYSE-listed securities routed to the NYSE with broker-dealer clients were cleared pursuant to a clearing agreement with Instinet Clearing Services, Inc., or ICS. As of May 31, 2006, INET’s clearing agreement with ICS was terminated. Effective June 1, 2006, INET System Trades were cleared by Brut.

Pursuant to the rules of the NSCC and Brut’s clearing agreement, Brut is liable for any losses incurred due to a counterparty or a clearing agent’s failure to satisfy its contractual obligations, either by making payment or delivering securities. Adverse movements in the prices of securities that are subject to these transactions can increase our credit risk. However, we believe that the risk of material loss is limited, as Brut customers are not permitted to trade on margin and NSCC rules limit counterparty risk on self-cleared transactions by establishing credit limit and capital deposit requirements for all brokers that clear with NSCC. Brut has never incurred a liability due to a customer’s failure to satisfy its contractual obligations as a counterparty to a Brut System Trade. Credit difficulties or insolvency or the perceived possibility of credit difficulties or insolvency of one or more larger or visible market participants could also result in market-wide credit difficulties or other market disruptions. We also have credit risk related to transaction fees that are billed to customers on a monthly basis, in arrears. Our potential exposure to credit losses on these transactions is represented by the receivable balances in our Condensed Consolidated Balance Sheets. Our customers are financial institutions whose ability to satisfy their contractual obligations may be impacted by volatile securities markets. Credit losses such as those described above could adversely affect our consolidated financial position and results of operations.

As a result of INET’s relationship with ICS, INET was exposed to substantial credit risk from both parties to a securities transaction during the period between the transaction date and the settlement date. Adverse movements in the prices of these securities could have increased our credit risk. All of INET’s transactions and, consequently, the concentration of its credit exposure are with broker-dealers primarily located in the United States. INET seeks to control its credit risk through a variety of reporting and control procedures, including establishing credit limits and enforcing credit standards based upon a review of the counterparties’ financial condition and credit rating. INET monitors trading activity and collateral levels on a daily basis for compliance with regulatory and internal guidelines and obtains additional collateral, if appropriate. As noted above, INET’s clearing agreement with ICS was terminated on May 31, 2006. Effective June 1, 2006, INET System Trades were cleared by Brut.

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

Item 1A. Risk Factors

Please refer to our most recent Form 10-K and March 31, 2006 Form 10-Q to read about the material risks we face.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases made in the fiscal quarter ended June 30, 2006 (in whole number of shares):

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Units)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 2006	—	—	—	—
May 2006	43,803	$36.78	—	—
June 2006	44,063	$16.00	—	—

Total	87,866	—	—	—

The shares repurchased during May 2006 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. The shares repurchased during June 2006 represent warrant shares that were originally purchased by INET from NASD in our 2000 and 2001 private placements. We acquired these warrant shares in connection with our acquisition of INET. We paid NASD approximately $0.7 million for these warrant shares, which were immediately retired to common stock in treasury.

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

THE NASDAQ STOCK MARKET, INC. (Registrant)

Date: August 8, 2006	By:	/s/ ROBERT GREIFELD
	Name: Title:	Robert Greifeld President and Chief Executive Officer

Date: August 8, 2006	By:	/s/ DAVID P. WARREN
	Name: Title:	David P. Warren Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Name
3.1	Certificate of Elimination (previously filed with Nasdaq’s Current Report on Form 8-K on April 4, 2006).

10.1	Amended and Restated Credit Agreement, dated as of May 19, 2006 among The Nasdaq Stock Market, Inc. and the other parties thereto (previously filed with Nasdaq’s Current Report on Form 8-K on May 24, 2006).

10.2	Amended and Restated Term Loan Credit Agreement, dated as of May 19, 2006, among The Nasdaq Stock Market, Inc., Nightingale Acquisition Limited and the other parties thereto (previously filed with Nasdaq’s Current Report on Form 8-K on May 24, 2006).

11.1	Computation of Per Share Earnings (omitted in accordance with section (b)(11) of Item 601 of Regulation S-K). The calculation of per share earnings is set forth in Part I, Item 1, in Note 12 to the Condensed Consolidated Financial Statements, Earnings Per Common Share).

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.