Form 10-Q
period 2006-09-30
NASDAQ STOCK MARKET INC
filed 2006-11-08
CIK 1120193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2006
Common stock, $0.01 par value per share	112,035,030 shares

The Nasdaq Stock Market, Inc.

Form 10-Q

For the Quarterly Period Ended September 30, 2006

This Quarterly Report on Form 10-Q includes market share and industry data that we obtained from industry publications and surveys, reports of governmental agencies, and internal company surveys. Industry publications and surveys generally state that the information they contain has been obtained from sources believed to be reliable, but we cannot assure you that the information is accurate or complete. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Statements as to our market position are based on most currently available market data. For market comparison purposes, data in this Quarterly Report on Form 10-Q for initial public offerings, or IPOs, of companies in the United States is based on data provided by Thomson Financial, which does not include best efforts underwritings and we have chosen to exclude closed-end funds, therefore, the data may not be comparable to other publicly-available initial public offering data. Data in this Quarterly Report on Form 10-Q for secondary offerings is also based on data provided by Thomson Financial. Data in this Quarterly Report on Form 10-Q for new listings of equity securities on The Nasdaq Stock Market is based on data generated internally by us, which includes best efforts underwritings and issuers that switched from other listing venues, closed-end funds and exchange traded funds. IPOs, secondary offerings and new listings data is presented as of period end. While we are not aware of any misstatements regarding industry data presented herein, our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed in “Item 1A. Risk Factors,” in our Form 10-Q for the quarter ended March 31, 2006 and “Item 1. Business—Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2005.

Trademarks and Servicemarks

ACES®, ENASTRAQ®, Market Intelligence Desk®, Market Mechanics®, MarketSite®, MarketSite Experience®, NASDAQ®, NASDAQ Biotechnology Index®, NASDAQ Canada®, NASDAQ Canada Index®, NASDAQ Capital Market®, NASDAQ Composite®, NASDAQ Composite Index®, NASDAQ Computer Index®, NASDAQ DepthView®, NASDAQ Europe Composite Index®, NASDAQ-Financial®, NASDAQ-Financial Index®, NASDAQ Industrial Index®, NASDAQ Market Center®, NASDAQ MarketSite®, NASDAQ National Market®, NASDAQ PostData®, NASDAQ PowerView®, NASDAQ Prime®, NASDAQ Report Source®, NASDAQ Telecommunications Index®, NASDAQ TotalView®, NASDAQ Trader®, NASDAQ Volume Post®, NASDAQ Workstation®, NASDAQ Workstation II®, NASDAQ-100®, NASDAQ-100 European Tracker®, NASDAQ-100 Index®, NASDAQ-

100 Index Tracking Stock®, NASTRAQ®, NDX®, Opening New Worlds®, QQQ®, SelectNet®, SuperMontage®, The NASDAQ Stock Market®, The Stock Market For The Next 100 Years®, and NASDAQ/NMS® are registered trademarks of The Nasdaq Stock Market, Inc.

i

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

Forward-looking statements involve risks and uncertainties. Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements include, among others, the following:

•	our operating results may be lower than expected;

•	loss of significant trading volume or listed companies;

•	our ability to implement our strategic initiatives and any consequences from our pursuit of our corporate strategy, including our integration of INET and our acquisition of an approximate 25.4% stake in the London Stock Exchange Group plc;

•	competition, economic, political and market conditions and fluctuations, including interest rate risk;

•	government and industry regulation; and

•	adverse changes that may occur in the securities markets generally.

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

ii

The Nasdaq Stock Market, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

The Nasdaq Stock Market, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues
Market Services	$343,037	$164,648	$1,027,925	$453,390
Issuer Services	59,742	55,783	182,000	166,748
Other	80	34	411	206

Total revenues	402,859	220,465	1,210,336	620,344
Cost of revenues
Liquidity rebates	(153,196)	(64,818)	(491,027)	(169,373)
Brokerage, clearance and exchange fees	(78,513)	(25,003)	(214,964)	(63,588)

Total cost of revenues	(231,709)	(89,821)	(705,991)	(232,961)

Gross margin	171,150	130,644	504,345	387,383

Expenses
Compensation and benefits	47,560	36,190	144,446	110,404
Marketing and advertising	3,487	1,470	12,338	4,842
Depreciation and amortization	14,312	13,639	60,332	46,765
Professional and contract services	6,764	7,428	22,993	21,451
Computer operations and data communications	9,488	15,394	29,704	47,498
Provision for bad debts	(2,152)	134	(260)	(41)
Occupancy	9,492	7,178	25,677	21,337
General and administrative	5,773	7,350	37,328	23,373

Total direct expenses	94,724	88,783	332,558	275,629
Support costs from related parties, net	8,567	10,499	25,789	31,311

Total expenses	103,291	99,282	358,347	306,940

Operating income	67,859	31,362	145,998	80,443
Interest income	7,566	4,027	18,319	8,549
Interest expense	(25,655)	(4,740)	(66,504)	(12,236)
Dividend income	—	—	9,223	—
Minority interest	134	44	587	44

Income before income taxes	49,904	30,693	107,623	76,800
Income tax provision	19,678	12,891	42,765	32,256

Net income	$30,226	$17,802	$64,858	$44,544

Net income applicable to common stockholders:
Net income	$30,226	$17,802	$64,858	$44,544
Preferred stock:
Dividends declared	—	(716)	(359)	(2,506)
Accretion of preferred stock	—	(660)	(331)	(3,047)

Net income applicable to common stockholders	$30,226	$16,426	$64,168	$38,991

Basic and diluted earnings per share:
Basic	$0.27	$0.20	$0.63	$0.49

Diluted	$0.22	$0.16	$0.51	$0.42

See accompanying notes to the condensed consolidated financial statements.

The Nasdaq Stock Market, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and par value amounts)

	September 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$440,545	$165,237
Available-for-sale investments, at fair value	1,419,826	179,369
Accounts receivable, net	228,387	207,632
Deferred tax assets	11,450	9,953
Other current assets	34,587	34,772

Total current assets	2,134,795	596,963
Property and equipment, net	62,949	122,576
Non-current deferred tax assets	126,149	133,336
Goodwill	999,285	961,893
Intangible assets, net	204,604	215,478
Other assets	14,613	16,540

Total assets	$3,542,395	$2,046,786

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$118,390	$118,884
Accrued personnel costs	42,305	55,284
Deferred revenue	86,658	53,593
Other accrued liabilities	80,415	61,849
Current portion of debt obligations	11,693	7,500
Payables to related parties	10,139	28,218

Total current liabilities	349,600	325,328
Debt obligations	1,594,510	1,184,928
Accrued pension costs	24,598	25,841
Non-current deferred tax liabilities	88,328	95,151
Non-current deferred revenue	96,454	92,019
Other liabilities	71,032	69,514

Total liabilities	2,224,522	1,792,781
Minority interest	411	998
Stockholders’ equity
Common stock, $0.01 par value, 300,000,000 shares authorized, shares issued: 130,708,873 at September 30, 2006 and 130,684,783 at December 31, 2005; shares outstanding: 111,830,500 at September 30, 2006 and 83,148,909 at December 31, 2005	1,307	1,307
Preferred stock, 30,000,000 shares authorized, Series D preferred stock: $1.00 par value, 1 share issued and outstanding at September 30, 2006 and December 31, 2005; Series C Cumulative preferred stock: 953,470 shares issued and outstanding at December 31, 2005	—	95,017
Additional paid-in capital	1,040,906	383,669
Common stock in treasury, at cost: 18,878,373 shares at September 30, 2006 and 47,535,874 shares at December 31, 2005	(245,881)	(613,369)
Accumulated other comprehensive income (loss)	71,168	(1,290)
Deferred stock compensation	—	(4,930)
Common stock issuable	—	6,809
Retained earnings	449,962	385,794

Total stockholders’ equity	1,317,462	253,007

Total liabilities, minority interest and stockholders’ equity	$3,542,395	$2,046,786

See accompanying notes to the condensed consolidated financial statements.

The Nasdaq Stock Market, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2006	2005
Reconciliation of net income to cash provided by operating activities
Net income	$64,858	$44,544
Non-cash items included in net income:
Depreciation and amortization	60,332	46,765
Share-based compensation	7,521	1,312
Income tax benefit related to share-based compensation	(20,207)	(8,530)
Provision for bad debts	(260)	(41)
Loss on the early extinguishment and refinancing of debt obligations	20,884	7,393
Deferred taxes, net	(3,297)	3,831
Loss on write down of assets held-for-sale	5,925	—
Other non-cash items included in net income	1,207	2,805
Net change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	6,366	(9,120)
Other assets	(12,114)	(13,387)
Accounts payable and accrued expenses	2,046	10,838
Accrued personnel costs	(13,467)	(12,264)
Deferred revenue	35,632	29,553
Other accrued liabilities	2,314	1,278
Payables to related parties	(8,727)	897
Accrued pension costs	(1,243)	(656)
Other liabilities	(1,102)	(1,815)

Cash provided by operating activities	146,668	103,403
Cash flows from investing activities
Proceeds from redemptions of available-for-sale investments	453,195	357,455
Purchases of available-for-sale investments, net of capital return from the LSE	(1,650,966)	(436,547)
Proceeds from the maturities of available-for-sale investments	38,750	26,200
Proceeds from maturities of held-to-maturity investments	—	12,500
Purchases of held-to-maturity investments	—	(12,452)
Acquisitions of businesses, net of cash and cash equivalents acquired	(53,959)	(24,437)
Contribution from minority interest holder	—	1,200
Purchases of property and equipment	(12,260)	(13,544)
Proceeds from sales of property and equipment	30,541	17,998

Cash used in investing activities	(1,194,699)	(71,627)
Cash flows from financing activities
Proceeds from debt obligations	1,850,000	205,000
Payments of debt obligations	(1,436,509)	—
Net proceeds from equity offerings	972,719	—
Series C Cumulative preferred stock redemptions and dividends	(105,059)	(41,087)
Issuances of common stock, net of treasury stock purchases	21,981	34,889
Income tax benefit related to share-based compensation	20,207	—

Cash provided by financing activities	1,323,339	198,802
Increase in cash and cash equivalents	275,308	230,578

Cash and cash equivalents at beginning of period	165,237	58,186

Cash and cash equivalents at end of period	$440,545	$288,764

See accompanying notes to the condensed consolidated financial statements.

The Nasdaq Stock Market, Inc.

Notes to Condensed Consolidated Financial Statements

1. Organization and Basis of Presentation

Organization

The Nasdaq Stock Market, Inc., or Nasdaq, is the holding company of The Nasdaq Stock Market LLC, or the Exchange, which commenced operations as a national securities exchange for Nasdaq-listed securities on August 1, 2006. 100.0% of the equity in the Exchange is owned by Nasdaq. To facilitate our operations as a national securities exchange, we formed The Trade Reporting Facility, LLC, or the TRF, a wholly-owned subsidiary. Through the TRF we will continue to collect reports of trades executed by broker-dealers outside of our exchange. National Association of Securities Dealers, or NASD, regulates the TRF as one of its facilities. The TRF began operating on August 1, 2006 for Nasdaq-listed securities. Before we can operate as an exchange in non-Nasdaq-listed securities, we need final regulatory approvals from the SEC and NASD related to the functionality of our TRF and our single platform for trading non-Nasdaq-listed securities. Nasdaq does not expect the TRF to have a material effect on our financial results.

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

2. Recent Accounting Pronouncements

SFAS No. 123(R) - On January 1, 2006, we adopted Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees including employee stock options, restricted stock and certain employee stock purchase plans, based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, or SAB 107, relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

We adopted SFAS 123(R) using the modified prospective transition method and have recognized share-based compensation cost in the consolidated financial statements as of and for the three and nine months ended September 30, 2006. We recognize compensation expense for share-based awards on a straight-line basis over the requisite service period of the award. In accordance with the modified prospective transition method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). We recognized share-based compensation expense of $2.1 million under SFAS 123(R) for the three months ended September 30, 2006 and $7.5 million for the nine months ended September 30, 2006 and included these amounts in compensation and benefits expense in the Condensed Consolidated Statements of Income. We recognized share-based compensation expense of $0.5 million for the three months ended September 30, 2005 and $1.3 million for the nine months ended September 30, 2005, which was related to restricted stock awards we had been expensing under previous accounting standards. We did not recognize any share-based compensation expense related to employee stock options during the three and nine months ended September 30, 2005. See Note 10, “Share-Based Compensation,” for further discussion.

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

Share-based compensation expense recognized during the period is based on the value of the portion of share-based awards that is ultimately expected to vest. Share-based compensation expense recognized in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2006 included compensation expense for share-based payment awards granted before, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted after January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). We based our share-based compensation expense for the three and nine months ended September 30, 2006 on awards that we expect to ultimately vest, reduced for estimated forfeitures. SFAS 123(R) requires us to estimate forfeitures at the time of grant and revise our estimate, if necessary, in subsequent periods if actual forfeitures differ from our estimates. In our pro forma information required under SFAS 123 for the periods before January 1, 2006, we accounted for forfeitures as required under SFAS 123(R).

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

FIN 48 - In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” or FIN 48. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for us on January 1, 2007. The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable in the consolidated balance sheet. We are currently evaluating the potential impact of adopting FIN 48.

SFAS No. 157 - In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for us on January 1, 2008. We are currently evaluating the potential impact of adopting SFAS 157.

SFAS No. 158 - In September 2006, the FASB also issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R),” or SFAS 158. SFAS 158 requires an employer to recognize in its balance sheet the over funded or under funded status of defined benefit pension and other retirement plans, measured as the difference between the fair value of plan assets and the benefit obligation. Employers must also recognize the change in the funded status of the plan in the year in which the change occurs through comprehensive income within stockholders’ equity. SFAS 158 also requires plan assets and obligations to be measured as of the employer’s balance sheet date and expands disclosures. The recognition and disclosures under SFAS 158 are effective for us on December 31, 2006 while the new measurement date is effective for us on December 31, 2008. Therefore, at December 31, 2006, we will record our under funded status of our defined-benefit pension plan as a liability with the corresponding offset, net of taxes, recorded in accumulated other comprehensive income within stockholders’ equity in the Condensed Consolidated Balance Sheets.

3. Business Combinations

Purchase Acquisitions

In September 2006, we acquired PrimeZone Media Network, Inc., or PrimeZone, a privately held, California-based firm specializing in press release newswire and multimedia services, for $18.0 million in cash, subject to post-closing adjustments. In February 2006, we acquired Shareholder.com, a privately held, Massachusetts-based firm specializing in shareholder communications and investor relations intelligence services, for $40.0 million in cash, subject to post-closing adjustments. We operate PrimeZone and Shareholder.com as wholly-owned subsidiaries and they are included in our Issuer Services segment. The condensed consolidated financial statements include the operating results from the dates of acquisition.

The following table presents a summary of the PrimeZone and Shareholder.com acquisitions:

	Purchase Consideration		Total Net Assets (Liabilities) Acquired	Purchased Intangible Assets	Goodwill
	(in thousands)
PrimeZone	$18,000	(1)	$(1,300)	$5,170	$12,296
Shareholder.com	$40,000		$(2,069)	$10,159	$31,910

(1)	Includes $1.8 million included in compensation and benefits expense in the Condensed Consolidated Statements of Income related to incentive payments.

We will finalize the purchase price allocations for both the PrimeZone and Shareholder.com acquisitions within one year from the purchase dates. We expect future adjustments related to taxes and settlement of post-closing adjustments. See Note 4, “Goodwill and Purchased Intangible Assets,” for further discussion.

The following table presents the details of the purchased intangible assets acquired in the PrimeZone and Shareholder.com acquisitions. All purchased intangible assets are amortized using the straight-line method.

	Technology		Customer Relationships		Other		Total
	Estimated Useful Life (in Years)	Amount	Estimated Useful Life (in Years)	Amount	Estimated Useful Life (in Years)	Amount	Amount
	(in thousands, except years)
PrimeZone	5	$1,600	11	$3,100	3-5(1)	$470	$5,170
Shareholder.com	5	$959	11	$6,800	Indefinite(2)	$2,400	$10,159

(1)	Includes non-compete agreements which have estimated useful lives of 3 years and the PrimeZone trade name which we determined to have an estimated useful life of 5 years.
(2)	Represents the Shareholder.com trade name which we determined to have an indefinite estimated useful life.

Pro Forma Financial Information for Previous Acquisition

On December 8, 2005, we acquired INET. The condensed consolidated financial statements include the operating results of INET from the date of acquisition. Unaudited pro forma combined historical results to reflect INET for the three and nine months ended September 30, 2005 are included in the table below. For the three and nine months ended September 30, 2005, the unaudited pro forma historical results combine the historical condensed consolidated statements of income of Nasdaq and INET, giving effect to the INET acquisition as if it had occurred on January 1, 2005. We also acquired PrimeZone and Shareholder.com in 2006 and Carpenter Moore in 2005, but have not included results from these businesses in these pro forma results as these acquisitions were not considered significant under Regulation S-X on either an individual or aggregate basis.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(in thousands, except per share amounts)
Total revenues	$320,781	$938,798
Gross margin	160,886	471,025
Net income	23,447	56,031
Net income applicable to common stockholders	22,071	50,478
Basic earnings per share	$0.27	$0.63
Diluted earnings per share	$0.21	$0.53

The pro forma results include amortization of purchased intangible assets and the elimination of intercompany transactions had Nasdaq and INET acted as a combined company. The pro forma results also include additional interest expense recorded for the debt incurred and restructured in connection with the financing of the INET acquisition, which included: (1) the issuance of $205 million convertible notes to Silver Lake Partners, II, L.P., or SLP, ($141.4 million), Hellman & Friedman Capital Partners IV, L.P., or H&F, ($60.0 million), Integral Capital Partners VI, L.P., or Integral ($2.1 million) and VAB Investors, LLC ($1.5 million) on April 22, 2005, (2) the restructuring of the $240 million convertible notes issued to H&F (including a $7.4 million pre-tax loss on the restructuring) and (3) the issuance of the $750 million senior term debt. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of 2005, nor are they necessarily indicative of future consolidated results.

4. Goodwill and Purchased Intangible Assets

Goodwill

The following table presents the changes in goodwill by segment during the nine months ended September 30, 2006:

	Market Services	Issuer Services	Total
	(in thousands)
Balance at December 31, 2005	$941,275	$20,618	$961,893
Goodwill acquired	—	44,206	44,206
Purchase accounting adjustments	(5,651)	(1,163)	(6,814)

Balance at September 30, 2006	$935,624	$63,661	$999,285

The increase in goodwill acquired during the nine months ended September 30, 2006 relates to the acquisitions of PrimeZone and Shareholder.com. See Note 3, “Business Combinations,” for further discussion. The purchase accounting adjustments for Market Services relates to the INET acquisition and the purchase accounting adjustments for Issuer Services primarily relates to the Carpenter Moore acquisition.

Purchased Intangible Assets

The following table presents details of our total purchased intangible assets both finite and indefinite lived:

	September 30, 2006			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
	(in thousands)
Technology	$28,659	$(17,484)	$11,175	$26,100	$(4,108)	$21,992
Customer relationships	205,500	(16,500)	189,000	196,400	(4,775)	191,625
Other	5,640	(1,211)	4,429	1,970	(109)	1,861

Total	$239,799	$(35,195)	$204,604	$224,470	$(8,992)	$215,478

The estimated future amortization expense of our purchased intangible assets at September 30, 2006 is as follows:

(in thousands)
2006	$4,985
2007	19,561
2008	19,383
2009	19,341
2010 and thereafter	138,934

Total	$202,204

The changes in net purchased intangible assets by segment during the nine months ended September 30, 2006 were as follows:

	Market Services	Issuer Services	Total
	(in thousands)
Balance at December 31, 2005	$206,207	$9,271	$215,478
Intangible assets acquired	—	15,329	15,329
Amortization expense	(24,941)	(1,262)	(26,203)

Balance at September 30, 2006	$181,266	$23,338	$204,604

5. 2006 and 2005 Cost Reduction Program, INET Integration and Strategic Review

Cost Reduction Program and INET Integration

We incurred charges of approximately $4.8 million in the third quarter of 2006 and approximately $36.3 million in the nine months ended September 30, 2006 in connection with actions we took to improve our operational efficiency as well as to integrate INET. We incurred charges of approximately $4.5 million in the third quarter of 2005 and approximately $17.9 million in the nine months ended September 30, 2005 in connection with actions we took to improve our operational efficiency. The following table summarizes these charges which are included in the Condensed Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in millions)
Real estate consolidation	$0.5	$—	$5.9	$4.4
Reductions in force	0.9	0.3	5.2	1.9
Technology migration	3.4	4.2	25.2	11.6

Total	$4.8	$4.5	$36.3	$17.9

Real Estate Consolidation

During 2004, our management re-evaluated all of our owned and leased real estate and determined that we would consolidate staff into fewer locations and save significant costs. As part of our real estate consolidation plans, in the second quarter of 2006, we decided to sell our building and related assets located in Trumbull, Connecticut. As a result of this decision, the carrying value of the building and related assets was adjusted to its fair market value less costs to sell amounting to $30.8 million, which was determined based on a quoted market price from an independent third party. This resulted in a $5.4 million charge recorded in April 2006. In July 2006, we completed the sale of this building and related assets for approximately $30.3 million and an additional $0.5 million charge was recorded in the third quarter of 2006 for a total charge of $5.9 million for the nine months ended September 30, 2006. These charges were included in general and administrative expense in the Condensed Consolidated Statements of Income.

In 2005, we changed the estimated useful life of certain data center and other assets and recorded charges for accelerated depreciation of $4.4 million for the nine months ended September 30, 2005. We included these charges in depreciation and amortization expense in the Condensed Consolidated Statements of Income.

Reductions in Force

We eliminated 10 positions in the third quarter of 2006 and six positions in the third quarter of 2005 and recorded charges of $0.9 million in the third quarter of 2006 and $0.3 million in the third quarter of 2005 for severance and outplacement costs. We eliminated 74 positions in the nine months ended September 30, 2006 and 35 positions in the nine months ended September 30, 2005 and recorded charges of $5.2 million in the nine months ended September 30, 2006 and $1.9 million in the nine months ended September 30, 2005 for similar costs. These charges were included in compensation and benefits expense in the Condensed Consolidated Statements of Income. We paid approximately $1.3 million during the quarter ended September 30, 2006 and $0.5 million during the quarter ended September 30, 2005 and $2.1 million during the nine months ended September 30, 2006 and $0.8 million during the nine months ended September 30, 2005 for these severance and outplacement costs. We expect to pay the remainder of the severance and outplacement costs through the fourth quarter of 2007.

Technology Migration

As a result of a continued review of our technology infrastructure, we previously shortened the estimated useful life of certain assets and changed the lease terms on certain operating leases associated with our quoting platform and our trading and quoting network as we continue to migrate our technology operations to fewer, scalable, less expensive platforms, which resulted in incremental depreciation and amortization expense. The INET integration has accelerated our migration to a low-cost trading platform. As a result, the charges associated with these assets were $3.4 million for the third quarter of 2006 and $25.2 million for the nine months ended September 30, 2006. Of these amounts, $3.4 million for the third quarter of 2006 and $24.7 million for the nine months ended September 30, 2006 were included in depreciation and amortization expense and for the nine months ended September 30, 2006, $0.5 million was included in computer operations and data communications expense in the Condensed Consolidated Statements of Income. The charges associated with these assets were $4.2 million for the third quarter of 2005 and $11.6 million in the nine months ended September 30, 2005 and were included in depreciation and amortization expense in the Condensed Consolidated Statements of Income.

Strategic Review

During the second quarter of 2003, we announced the results of a strategic review of our operations designed to position us for improved profitability and growth. This strategic review included the elimination of non-core product lines and initiatives and resulted in a reduction in our workforce.

The liability for strategic review costs was $5.8 million at December 31, 2005. In the first quarter of 2006, we funded the majority of the remaining reserves, except a contractual sublease obligation that will continue through 2010. At September 30, 2006, the liability was approximately $0.9 million and is included in other liabilities in the Condensed Consolidated Balance Sheets.

6. Investments

The following tables summarize investments classified as available-for-sale that are carried at fair market value in the Condensed Consolidated Balance Sheets.

September 30, 2006	Cost	Gross Unrealized Gains (Losses)	Estimated Fair Market Value
	(in thousands)
Investment in the LSE	$1,175,156	$81,231 (1)	$1,256,387
U.S. treasury securities and obligations of U.S. government agencies	17,700	(137)	17,563
Corporate bonds	38,249	(204)	38,045
Auction rate and other securities	107,831	—	107,831

Total	$1,338,936	$80,890	$1,419,826

(1)	Amount includes a foreign currency gain.

December 31, 2005	Cost	Gross Unrealized (Losses)	Estimated Fair Market Value
	(in thousands)
U.S. treasury securities and obligations of U.S. government agencies	$50,400	$(867)	$49,533
Obligations of states and political subdivisions	6,062	(15)	6,047
Auction rate securities	123,856	(67)	123,789

Total	$180,318	$(949)	$179,369

Investment in the LSE

The following table summarizes the purchase of our 25.4% ownership stake in the LSE at September 30, 2006:

Date Purchased	Number of Shares		Purchase Price Per Share	Total Consideration		Percentage Ownership
				(in millions)
April 18, 2006	38,100,000		£11.75	£447.7	$784.8	14.9%
May 8, 2006	9,790,280		£12.18	119.2	220.7	18.7%
May 15, 2006	13,791,440		£12.48	172.1	321.4	24.1%
May 23, 2006	1,086,216		£12.38	13.5	25.4	24.6%
May 24, 2006	1,133,034		£12.33	14.0	26.3	25.1	%(2)

Total	63,900,970	(1)		£766.5	$1,378.6

(1)	As a result of the LSE’s capital return, we currently own 54,225,405 shares of the LSE. See below for further discussion.
(2)	After taking into effect the LSE’s share buybacks through August 2006, our total percentage ownership at September 30, 2006 was approximately 25.4%.

On March 7, 2006, the LSE announced that shareholders of record on May 12, 2006 would receive a capital return of approximately GBP 510 million later in May 2006. Based on our share ownership, which included the shares that settled through May 15, 2006, this capital return equated to GBP 123.4 million, or $220.6 million, which was recorded as a reduction to the cost basis in our investment in the second quarter of 2006. As a result of the capital return, we currently own 54,225,405 shares of the LSE. In addition, on May 26, 2006, we also received an ordinary dividend of approximately GBP 4.9 million, or $9.2 million, from the LSE which was recorded in dividend income in the Condensed Consolidated Statements of Income for the nine months ended September 30, 2006.

To finance the above purchases, we entered into credit facilities and utilized cash on hand of approximately $287.6 million. See Note 8, “Debt Obligations,” for further discussion of the credit facilities. In connection with acquiring our stake in the LSE, we incurred additional acquisition costs of approximately GBP 9.4 million, or $17.2 million. These costs such as stamp duty reserve tax, brokerage, legal and advisory were recorded as an addition to the cost basis in our investment.

In accordance with FIN 35, “Criteria for Applying the Equity Method of Accounting for Investments in Common Stock an interpretation of APB Opinion 18,” or FIN 35, and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” or APB 18, an investment (direct or indirect) of 20%, such as ours in the LSE, generally leads to a presumption that an investor has the ability to exercise significant influence over an investee, requiring the investment to be accounted for under the equity method of accounting. We concluded that we are not able to exercise significant influence over the operational and financial policies of the LSE pursuant to paragraph 4d of FIN 35 as the equity method of accounting for our investment in the LSE would require the LSE to routinely provide us with certain non-public information and information not available to its other shareholders, in order to convert LSE’s results to GAAP and prepare a full purchase price allocation as required under APB 18. At this point, this information is not available to us. Therefore, we have concluded that we do not exert significant influence over the LSE and that the equity method of accounting is not required. Thus we will account for our investment in the LSE in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” or SFAS 115, and include our LSE shares in available-for-sale investments, at fair value in the Condensed Consolidated Balance Sheets. Unrealized gains and losses, including foreign currency gains/losses are included in accumulated other comprehensive income in the Condensed Consolidated Balance Sheets until the sale or redemption of the shares.

7. Deferred Revenue

Our deferred revenue at September 30, 2006 is primarily related to Corporate Client Group fees and will be recognized in the following years:

	Initial Listing Fees	Listing of Additional Shares	Annual and Other (1)	Total
	(in thousands)
Fiscal year ended:
2006	$5,190	$9,430	$31,162	$45,782
2007	19,073	33,752	356	53,181
2008	16,377	23,500	—	39,877
2009	13,045	12,676	—	25,721
2010 and thereafter	15,421	3,130	—	18,551

Total	$69,106	$82,488	$31,518	$183,112

(1)	Primarily includes Corporate Client Group’s annual listing fees.

Our deferred revenue for the nine months ended September 30, 2006 and 2005 is reflected in the following tables. The additions primarily reflect Corporate Client Group revenues from listing fees charged during the period while the amortization primarily reflects Corporate Client Group revenues from listing fees recognized during the period.

	Initial Listing Fees	Listing of Additional Shares	Annual and Other	Total
	(in thousands)
Balance at January 1, 2006	$69,678	$74,766	$1,168	$145,612
Additions	17,306	35,185	126,131	178,622
Amortization	(17,878)	(27,463)	(95,781)	(141,122)

Balance at September 30, 2006	$69,106	$82,488	$31,518	$183,112

	Initial Listing Fees	Listing of Additional Shares	Annual and Other	Total
	(in thousands)
Balance at January 1, 2005	$74,300	$75,058	$—	$149,358
Additions	17,530	33,051	116,340	166,921
Amortization	(22,419)	(28,462)	(86,487)	(137,368)

Balance at September 30, 2005	$69,411	$79,647	$29,853	$178,911

8. Debt Obligations

The following table presents the changes in our debt obligations during the nine months ended September 30, 2006:

	December 31, 2005	Additions	Payments and Accretion	September 30, 2006
	(in thousands)
$750 million senior term debt due December 8, 2011 (average interest rate of 6.14% at December 31, 2005 and 6.29% at April 18, 2006)	$750,000	$—	$(750,000)	$—
3.75% convertible notes due October 22, 2012 (net of premium and discount)	442,428	—	283	442,711
$750.0 million senior term loan facility due April 18, 2012 (average interest rate of 6.97% at September 30, 2006)	—	750,000	(13,462)	736,538
$434.8 million term loan credit agreement due April 18, 2012 (average interest rate of 7.07% at September 30, 2006)	—	1,100,000	(673,046)	426,954

Total debt obligations	1,192,428	1,850,000	(1,436,225)	1,606,203
Less current portion	(7,500)	(4,193)	—	(11,693)

Total long-term debt obligations	$1,184,928	$1,845,807	$(1,436,225)	$1,594,510

The 3.75% convertible notes include the $205 million convertible notes issued at a discount to SLP, H&F, Integral and VAB Investors and the restructured $240 million convertible notes issued at a premium to H&F. The $205 million convertible notes and the $240 million notes are being amortized over 7.5 years to face value and we recorded net accretion of $0.3 million for the nine months ended September 30, 2006, which was included in interest expense in the Condensed Consolidated Statements of Income.

On an as-converted basis at September 30, 2006, H&F owned an approximate 18.1% equity interest in us as a result of its ownership of the $240 million convertible notes, $60.0 million of the $205 million convertible notes, 3,400,000 shares underlying warrants, 5,000 vested stock options and 500,000 shares of common stock purchased from us in a separate transaction. On an as-converted basis at September 30, 2006, SLP owned an approximate 9.2% equity interest in us as a result of its ownership of $141.4 million of the $205 million convertible notes and 1,523,325 shares underlying warrants.

On April 18, 2006, in order to finance the purchase of our stake in the LSE, we entered into new credit agreements, or the April 2006 Credit Facility. The April 2006 Credit Facility provided for credit of up to $1.9 billion of secured financing (see details below) and replaced our former credit agreement dated December 8, 2005 obtained in connection with the financing of the INET acquisition. Debt issuance costs for the April 2006 Credit Facility totaled $17.5 million. In connection with the refinancing of our former credit agreement, we recorded a loss of $12.3 million on the early extinguishment of this debt in April 2006, which we included in general and administrative expense in the Condensed Consolidated Statements of Income.

The $1.9 billion available under the April 2006 Credit Facility included:

(1)	a six-year $750.0 million senior term loan facility;

(2)	a five-year un-drawn $75.0 million revolving credit facility, with a letter of credit subfacility and swingline loan subfacility; and

(3)	a six-year $1.1 billion secured term loan facility.

On May 2, 2006, we completed a public offering of 18,500,000 shares of our common stock, for net proceeds of $665.2 million before deducting offering expenses. These proceeds were used to prepay a portion of the amount outstanding under the April 2006 Credit Facility. In connection with this prepayment we recorded a loss of $8.6 million on the early extinguishment of a portion of this debt in May 2006, which was included in general and administrative expense in the Condensed Consolidated Statements of Income. This amount was initially capitalized as debt issuance costs as discussed above.

On May 19, 2006, the April 2006 Credit Facility was amended into two new credit facilities, or the Credit Facilities, and currently provides for credit up to $1.3 billion of secured financing. See “Credit Facilities,” below for further discussion.

At September 30, 2006 we were in compliance with the covenants of all of our debt agreements.

Credit Facilities

As discussed above, on May 19, 2006, the April 2006 Credit Facility was amended and the Credit Facilities currently provide for credit up to $1.3 billion of secured financing. The $1.3 billion available under the Credit Facilities includes:

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

Our obligations under the Credit Facilities are secured by a security interest in and liens upon substantially all of our assets and subsidiaries. All of our domestic subsidiaries are guarantors of our obligations under the Credit Facilities, excluding the regulated broker-dealer subsidiaries, the insurance-related subsidiaries and the TRF.

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

We are required to make quarterly principal amortization payments on the Credit Facilities. In the nine months ended September 30, 2006, we paid approximately $3.7 million of the $750 million senior term loan facility and approximately $2.2 million of the $434.8 million term loan credit agreement. We are permitted to prepay borrowings under the Credit Facilities at any time in whole or in part, subject to our remaining in compliance with the covenants discussed above and our obligation to pay additional fees in certain circumstances. We are required to make mandatory prepayments upon the receipt of net proceeds in the case of a sale, transfer or other disposition of an asset or other events as defined in the Credit Facilities. Beginning in 2007, we also are required to use a percentage of our prior year’s excess cash flow to prepay loans outstanding under the Credit Facilities. The percentage of cash flow we are required to use for prepayments varies depending on our leverage ratio at the end of the year for which cash flow is calculated, with the maximum prepayment percentage set at 50.0%.

In July 2006, we completed the sale of our building and related assets located in Trumbull, Connecticut. In accordance with the terms of the Credit Facilities, we prepaid approximately $9.7 million of the $750 million senior term loan facility and approximately $5.7 million of the $434.8 million term loan credit agreement with a portion of the net proceeds from the sale. We plan to use the remaining proceeds for general corporate purposes. See “Real Estate Consolidation,” of Note 5, “2006 and 2005 Cost Reduction Program, INET Integration and Strategic Review,” for further discussion.

9. Employee Benefits

At December 31, 2005, we were a participating employer in a non-contributory, defined-benefit pension plan that NASD sponsors for the benefit of its eligible employees and the eligible employees of its subsidiaries. As part of our separation from NASD, effective January 1, 2006, we adopted our own non-contributory, defined-benefit pension plan and transferred our participants in NASD’s pension plan to our plan. The adoption of our own plan did not have an impact on our consolidated financial position or results of operations. As of July 1, 2006, our pension plan was frozen to new employees hired after June 30, 2006. There were no other changes to our pension plan.

We also have a Supplemental Executive Retirement Plan, or SERP, for eligible senior executives. The SERP is an unfunded plan.

The following table presents the combined pension and SERP amounts recognized in compensation and benefits expense in the Condensed Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Components of net periodic benefit cost
Service cost	$1,904	$1,927	$5,050	$5,273
Interest cost	1,081	1,084	2,991	3,164
Expected return on plan assets	(684)	(745)	(2,122)	(2,236)
Recognized net actuarial loss	460	541	1,083	1,185
Prior service cost recognized	(129)	(67)	(399)	(203)
Amortization of unrecognized transition asset	(14)	(14)	(43)	(43)
Curtailment (gain)/settlement loss recognized	(17)	—	331	—

Benefit cost	$2,601	$2,726	$6,891	$7,140

In September 2006, the FASB issued a new accounting pronouncement for defined-benefit pension and other postretirement plans. See “SFAS No. 158,” of Note 2, “Recent Accounting Pronouncements,” for further discussion.

10. Share-Based Compensation

We have a share-based compensation program that provides our Board of Directors broad discretion in creating employee equity incentives. Stock option grants are designed to reward employees for their long-term contributions to Nasdaq and provide incentives for them to remain with us. Our share-based compensation program includes stock options and restricted stock awards granted under various plans. Stock options are generally time-based. Stock option awards granted prior to January 1, 2005 generally vest 33% on each annual anniversary of the grant date over three years and expire ten years from the grant date. Stock option awards granted after January 1, 2005 generally vest 25% on each anniversary of the grant date over four years and also expire ten years from the grant date. In addition, in 2004 we granted Performance Accelerated Stock Options, or PASOs, for officers and a select group of non-officer employees. These PASOs included a performance based accelerated vesting feature based on Nasdaq achieving specific levels of performance. Since Nasdaq achieved the specific levels of performance for accelerated vesting, 50.0% of the PASO awards will vest on January 15, 2008 and the remaining 50.0% will vest on January 15, 2009. Restricted stock awards are generally time-based and vest over two to five-year periods beginning on the date of the grant. Additionally, we have an Employee Stock Purchase Plan, or ESPP, that allows eligible employees to purchase a limited number of shares of Nasdaq common stock at six-month intervals, called offering periods, at 85.0% of the lower of the fair market value on the first or the last day of each offering period. The 15.0% discount given to our employees is included in compensation and benefits expense beginning January 1, 2006 with the adoption of SFAS 123(R). Shares issued as a result of stock option exercises, restricted stock awards and our ESPP are generally first issued out of common stock in treasury. As of September 30, 2006, we had approximately 7.8 million shares of common stock reserved for future issuance under our stock option and restricted stock award plans and ESPP.

The following table shows the total share-based compensation expense resulting from stock options, restricted stock awards and the 15.0% discount for the ESPP for the three and nine months ended September 30, 2006 and restricted stock awards for the three and nine months ended September 30, 2005 in the Condensed Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Share-based compensation expense before income taxes	$2,077	$533	$7,521	$1,312
Income tax benefit	(815)	(209)	(2,950)	(515)

Total share-based compensation expense after income taxes	$1,262	$324	$4,571	$797

Had we not recognized additional share-based compensation expense for stock options and the 15.0% discount for the ESPP, our basic earnings per share would have increased by $0.01 for the three months ended September 30, 2006 and $0.03 for the nine months ended September 30, 2006, and our diluted earnings per share would have increased by $0.01 for the three months ended September 30, 2006 and $0.02 for the nine months ended September 30, 2006 . Under both SFAS 123(R) and APB 25, our previous accounting standard, we recognized compensation expense for restricted stock awards which is not included in the above earnings per share amounts.

We received net cash proceeds from the exercise of approximately 0.2 million stock options of $1.9 million for the three months ended September 30, 2006, and from the exercise of approximately 2.0 million stock options, we received $23.8 million for the nine months ended September 30, 2006. We received net cash proceeds from the exercise of approximately 1.4 million stock options of $18.1 million for the three months ended September 30, 2005, and from the exercise of approximately 2.7 million stock options, we received $34.3 million for the nine months ended September 30, 2005. In accordance with SFAS 123(R), we present excess tax benefits from the exercise of stock options, if any, as financing cash flows.

Prior to the adoption of SFAS 123(R), we applied SFAS 123, amended by SFAS 148, “Accounting for Share-Based Compensation — Transition and Disclosure,” or SFAS 148, which allowed companies to apply the existing accounting rules under APB 25 and related interpretations. In general, as the exercise price of options granted under these plans was equal to the market price of the underlying common stock on the grant date, we did not recognize share-based employee compensation cost in our net income for periods prior to the adoption of SFAS 123(R). As a result of adopting SFAS 123(R), we recorded $20.2 million of income tax benefits related to tax deductions in excess of the compensation cost recognized from the exercise of stock options as cash provided by financing activities in the Condensed Consolidated Statements of Cash Flows in the nine months ended September 30, 2006. In the nine months ended September 30, 2005, an $8.5 million benefit arose from the tax deductions related to the exercise of stock options. On January 1, 2006, as required by SFAS 123(R), we recorded the deferred stock compensation and common stock issuable balances to additional paid-in capital.

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

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(in thousands, except per share amounts)
Reported net income	$17,802	$44,544
Share-based compensation cost determined under fair value based method for stock options (net of tax of $511 and $1,651, respectively)	(792)	(2,559)

Pro forma net income	$17,010	$41,985

Pro forma basic earnings per share	$0.19	$0.46

Pro forma diluted earnings per share	$0.15	$0.40

We estimated the fair value of share-based awards using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Expected life (in years)	5	5	5	5
Weighted-average risk free interest rate	4.87%	4.02%	4.60%	3.89%
Expected volatility	35.0%	30.0%	33.3%	30.0%
Dividend yield	—	—	—	—
Weighted-average fair value at grant date	$10.68	$7.35	$12.89	$5.00

Our computation of expected volatility for the three and nine months ended September 30, 2006 is based on a combination of historical and market-based implied volatility and for the three and nine months ended September 30, 2005 is based on historical volatility. Our computation of expected life is based on historical exercise patterns. The interest rate for periods within the expected life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. Our Credit Facilities prohibit us from paying dividends. Before our Credit Facilities had been in place, it was not our policy to declare or pay cash dividends on our common stock.

Stock option activity for the nine months ended September 30, 2006, is as follows:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2006	12,112,103	$9.23	7.2	$254,414
Grants	486,600	36.31	—	(2,951)
Exercises	(2,026,075)	12.07	—	(36,817)
Forfeitures or expirations	(244,433)	13.99	—	(3,971)

Outstanding at September 30, 2006	10,328,195	$9.84	7.3	$210,675

Exercisable at September 30, 2006	4,714,237	$8.67	6.3	$101,664

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (i.e., the difference between Nasdaq’s closing stock price on September 30, 2006 of $30.24 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their stock options on September 30, 2006. This amount changes based on the fair market value of Nasdaq’s common stock. Total intrinsic value of options exercised was $4.1 million for the three months ended September 30, 2006 and $36.8 million for the nine months ended September 30, 2006. Total fair value of stock options vested was $1.8 million for the three months ended September 30, 2006 and $3.3 million for the nine months ended September 30, 2006.

At September 30, 2006, $9.4 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.8 years.

The following table summarizes our restricted stock award activity for the nine months ended September 30, 2006:

	Restricted Stock Awards	Weighted- Average Grant Date Fair Value
Unvested awards at January 1, 2006	453,406	$15.02
Granted	73,656	33.41
Vested	(161,052)	9.59

Unvested awards at September 30, 2006	366,010	$21.11

At September 30, 2006, $4.7 million of total unrecognized compensation cost related to restricted stock awards is expected to be recognized over a weighted-average period of 1.7 years.

Under our ESPP employees may purchase shares having a value not exceeding 10.0% of their annual compensation, subject to applicable annual Internal Revenue Service limitations. The next purchase will be at the end of December 2006. We recorded $0.1 million for the three months ended September 30, 2006 and $0.3 million for the nine months ended September 30, 2006 of compensation expense for the 15.0% discount that is given to our employees. There was no expense recorded for the three and nine months ended September 30, 2005 for the discount under APB 25.

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

NASD Equity Ownership

On July 11, 2006, NASD announced it had achieved full divestiture of ownership of Nasdaq common stock, with the sale of its remaining shares of Nasdaq common stock. As a result NASD’s full divesture of ownership of Nasdaq common stock, the first quarter 2006 public equity offering and the May 2006 offering, NASD’s equity ownership in Nasdaq decreased from 18.4% at December 31, 2005 to zero at September 30, 2006. NASD still has voting control based on its ownership of our Series D preferred stock. After we complete the second phase of exchange registration, which we expect to occur in the fourth quarter of 2006, the Series D preferred stock will automatically lose its voting rights and will be redeemed by us for $1.00.

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

We also formed the TRF which is regulated by NASD as one of its facilities. See “Organization,” of Note 1, “Organization and Basis of Presentation,” for further discussion.

12. Earnings Per Common Share

The following table shows the computation of basic and diluted earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands, except share and per share amounts)
Numerator:
Net income applicable to common stockholders:
Net income	$30,226	$17,802	$64,858	$44,544
Preferred stock:
Dividends declared	—	(716)	(359)	(2,506)
Accretion of preferred stock	—	(660)	(331)	(3,047)

Net income available to common stockholders for basic earnings per share	30,226	16,426	64,168	38,991
Interest impact of convertible notes, net of taxes	2,535	2,535	7,606	6,290

Net income available to common stockholders for diluted earnings per share	$32,761	$18,961	$71,774	$45,281

Denominator:
Weighted-average common shares for basic earnings per share	111,725,750	81,234,484	101,687,006	79,889,598
Weighted-average effect of dilutive securities:
Employee stock options and awards	5,993,233	5,675,108	6,447,776	4,177,803
Convertible notes assumed converted into common stock	30,689,655	30,689,655	30,689,655	23,090,565
Warrants	2,426,847	1,806,366	2,900,205	284,533

Denominator for diluted earnings per share	150,835,485	119,405,613	141,724,642	107,442,499

Basic and diluted earnings per share:
Basic	$0.27	$0.20	$0.63	$0.49

Diluted	$0.22	$0.16	$0.51	$0.42

Options to purchase 10,328,195 shares of common stock, 366,010 shares of restricted stock, convertible notes convertible into 30,689,655 shares of common stock and warrants exercisable into 4,962,500 shares of common stock were outstanding at September 30, 2006. For the three months ended September 30, 2006, we included 9,682,545 of the options outstanding, 336,010 shares of restricted stock, all of the shares underlying the convertible notes and all of the shares underlying the warrants in the computation of diluted earnings per share, on a weighted average basis, as their inclusion was dilutive. The remaining options and shares of restricted stock were considered antidilutive and were excluded. For the nine months ended September 30, 2006, we included 9,699,145 of the options outstanding, 361,010 shares of restricted stock, all of the shares underlying the convertible notes and all of the shares underlying the warrants in the computation of diluted earnings per share, on a weighted average basis, as their inclusion was dilutive. The remaining options and shares of restricted stock were considered antidilutive and were properly excluded.

Options to purchase 13,692,596 shares of common stock, 445,259 shares of restricted stock, convertible notes convertible into 30,689,665 shares of common stock and warrants exercisable into 5,082,412 shares of common stock were outstanding at September 30, 2005. For the three months ended September 30, 2005, we included 13,660,196 of the options outstanding, all of the shares of restricted stock, all of the shares underlying the convertible notes and all of the shares underlying the warrants in the computation of diluted earnings, on a weighted average basis, as their inclusion was dilutive. The remaining options were considered antidilutive and were properly excluded. For the nine months ended September 30, 2005, we included 13,483,196 of the options outstanding, all of the shares of restricted stock, 23,090,565 of the shares underlying convertible notes and all of the shares underlying the warrants in the computation of diluted earnings per share, on a weighted average basis, as their inclusion was dilutive. The remaining options and shares underlying the convertible notes were considered antidilutive and were properly excluded.

13. Comprehensive Income

Comprehensive income is composed of net income and other comprehensive income, which includes the change in unrealized gains and losses on available-for-sale investments, including foreign currency, foreign currency translation adjustments and a minimum pension liability adjustment.

The following table outlines the changes in other comprehensive income for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006		2005	2006		2005
	(in thousands)
Net income	$30,226		$17,802	$64,858		$44,544
Unrealized gains (losses) on available-for-sale investments, net of tax	103,052	(1)	(59)	72,437	(1)	369
Foreign currency translation adjustments	4		(13)	21		(128)

Total change in other comprehensive income	$133,282		$17,730	$137,316		$44,785

(1)	The three and nine months ended September 30, 2006 amounts include unrealized gains related to our investment in the LSE, net of tax, which includes foreign currency gains. See Note 6, “Investments,” for further discussion. Tax liabilities associated with the unrealized capital gains related to our investment in the LSE have been reduced by the utilization of prior year realized excess capital loss carryforwards.

14. Commitments and Contingencies

Nasdaq Execution Services LLC and Brut Agreements

On February 1, 2006, Brut and INET merged into a single broker-dealer, Brut LLC. On August 16, 2006, Brut LLC was renamed Nasdaq Execution Services, LLC, or Nasdaq Execution Services.

Nasdaq Execution Services contracted with a subsidiary of SunGard, SunGard Financial Systems Inc., for SunGard Financial to provide Nasdaq Execution Services on-line processing, report services and related services in connection with Nasdaq Execution Services’ clearance of trades. The term of this agreement is five years and began in September 2004 and is automatically renewed at yearly intervals thereafter until terminated by Nasdaq Execution Services or SunGard Financial. The annual service fee was $10.0 million in the first year, declining to $8.0 million in the second year and $6.0 million in the third year of the agreement. The annual service fee is subject to price review in years four and five based on market rates, but will not be less than $4.0 million per year. Some additional fees may be assessed based on services needed or requested.

Nasdaq Execution Services also contracted with SunGard to host certain software on designated equipment at a SunGard facility for a transitional period beginning in September 2004. SunGard developed and operated the computer software programs that enable Nasdaq Execution Services to operate and provide order entry and execution over its ECN. This agreement has been amended and under the terms of the current agreement between SunGard and the Exchange, which was effective August 7, 2006, the monthly payment was reduced to a nominal amount for the remainder of the term of the agreement which now expires in December 2007. At September 30, 2006, the amended agreement may be canceled at any time upon providing SunGard sixty days written notice. After January 1, 2007, the amended agreement may be canceled at any time upon providing SunGard thirty days written notice.

Brokerage Activities

In accordance with FASB Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” Nasdaq Execution Services provides guarantees to securities clearinghouses and exchanges under their standard membership agreements, which require members to guarantee the performance of other members. If a member becomes unable to satisfy its obligations to the clearinghouses, other members would be required to meet its shortfalls. To mitigate these performance risks, the exchanges and clearinghouses often require members to post collateral as well as meet certain minimum financial standards. Nasdaq Execution Services’ maximum potential liability under these arrangements cannot be quantified. However, we believe that the potential for Nasdaq Execution Services’ to be required to make payments under these arrangements is unlikely. Accordingly, no contingent liability is recorded in the Condensed Consolidated Balance Sheets for these arrangements.

In August 2006, we settled a regulatory matter with NASD regarding compliance with Brut’s obligations regarding short sales, firm quotes and other reporting and disclosure requirements. In the nine months ended September 30, 2006, we recorded a $2.2 million charge for the amount of the fine or penalty associated with these matters.

Leases

We lease some of our office space and equipment under non-cancelable operating leases with third parties and also sublease office space from NASD and sublease office space to third parties. Some of our leases contain renewal options and escalation clauses based on increases in property taxes and building operating costs.

Escrow Agreements

In connection with our acquisitions of Shareholder.com and Carpenter Moore, we entered into escrow agreements for the designation of funds to secure the payment of post-closing adjustments and other closing conditions. These escrow agreements provide for payments of $1.5 million in 2006, $10.4 million in 2007 and $1.5 million in 2008. In the third quarter of 2006, $1.5 million was paid from the escrow account for the settlement of closing conditions related to the Carpenter Moore acquisition. In the third quarter of 2006, we also recorded $1.8 million in escrow for closing conditions related to our acquisition of PrimeZone. As of September 30, 2006 the escrow agreements provide for future payments of $10.4 million in 2007 and $3.3 million in 2008.

Litigation

In October 2006, as a result of our acquisition of INET, we executed a settlement agreement and mutual release between Instinet and Archipelago completely resolving all claims between them. See Part II, Item 1. “Legal Proceedings,” for further discussion.

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

The following table presents information regarding these operating segments for the three and nine months ended September 30, 2006 and 2005.

	Market Services	Issuer Services	Corporate Items and Eliminations	Consolidated
	(in thousands)
Three Months Ended September 30, 2006
Revenues	$343,037	$59,742	$80	$402,859
Cost of revenues	(231,709)	—	—	(231,709)

Gross margin	111,328	59,742	80	171,150

Income before income taxes	$34,989	$14,915	$—	$49,904

Three Months Ended September 30, 2005
Revenues	$164,648	$55,783	$34	$220,465
Cost of revenues	(89,821)	—	—	(89,821)

Gross margin	74,827	55,783	34	130,644

Income before income taxes	$5,763	$22,736	$2,194	$30,693

Nine Months Ended September 30, 2006
Revenues	$1,027,925	$182,000	$411	$1,210,336
Cost of revenues	(705,991)	—	—	(705,991)

Gross margin	321,934	182,000	411	504,345

Income before income taxes	$71,416	$36,070	$137	$107,623

Nine Months Ended September 30, 2005
Revenues	$453,390	$166,748	$206	$620,344
Cost of revenues	(232,961)	—	—	(232,961)

Gross margin	220,429	166,748	206	387,383

Income (loss) before income taxes	$14,590	$65,269	$(3,059)	$76,800

Total assets increased $1.5 billion or 73.1% at September 30, 2006 as compared with December 31, 2005. This increase is primarily due to the purchase of our stake in the LSE. See Note 6, “Investments,” for further discussion.

16. Subsequent Events

Transfer of Sponsorship of Exchange Traded Funds

On October 19, 2006, we announced an agreement with PowerShares Capital Management LLC, or PowerShares, that will transfer the sponsorship functions including, sales, marketing and administration of our QQQ, EQQQ and BLDRs exchange-traded funds, or ETFs. These transactions are expected to close by June 2007 pending approval by the SEC and the Irish Financial Services Regulatory Authority.

Internal Reorganization

On or about November 8, 2006, Nasdaq plans to complete an internal reorganization that was approved by Nasdaq’s stockholders at the 2005 Annual Meeting of Stockholders in connection with exchange registration. As part of the reorganization, Nasdaq will transfer the ownership of some of its subsidiaries, including its broker-dealer subsidiaries, to the Exchange. The Exchange will also assume Nasdaq’s obligations under the 3.75% convertible notes due October 22, 2012 and the related indenture. Nasdaq will guarantee the obligations of the Exchange under the indenture. The reorganization will not have a material effect on our consolidated financial position or results of operations.

LSE Interim Dividend

On November 8, 2006, the LSE declared an interim dividend of £0.06, or $0.11 per share. The interim dividend will be paid to those shareholders of record on December 8, 2006, for payment on January 5, 2007. Based on Nasdaq’s total percentage ownership at November 8, 2006, the interim dividend totals approximately GBP 3.3 million, or $6.2 million which will be recorded in dividend income in the Consolidated Statements of Income in the fourth quarter of 2006.

The Nasdaq Stock Market, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading provider of securities listing, trading, and information products and services. Our revenue sources are diverse and include revenues from transaction services, market data products and services, listing fees and client services, and financial products. The Nasdaq Stock Market is the largest electronic equity securities market in the United States, both in terms of number of listed companies and traded share volume. As of September 30, 2006, we were home to 3,206 listed companies. We also operate The Nasdaq Market Center, which provides our market participants with the ability to access, process, display and integrate orders and quotes in The Nasdaq Stock Market and other national stock exchanges. Transactions involving 431.6 billion equity securities were executed on or reported to our systems in the nine months ended September 30, 2006.

Third Quarter 2006 Highlights

Third quarter net income increased to $30.2 million or $0.22 per diluted share from net income of $17.8 million or $0.16 per diluted share in the third quarter of 2005. Our recent acquisitions contributed to our earnings and we expect further contributions from them in our future results. Gross margin (revenues less cost of revenues) increased by 31.1% in the third quarter of 2006, from $130.6 million in the third quarter of 2005 as we continue to gain market share and trading volume primarily due to the INET acquisition. Our total expenses increased slightly in the third quarter of 2006 compared with the third quarter of 2005 due to our continuing INET integration and cost reduction activities and our recent acquisitions.

During the third quarter, we:

•	became operational as an exchange in Nasdaq-listed securities on August 1, 2006.

•	completed the acquisition of PrimeZone, a privately held press release newswire and multimedia service firm, enabling Nasdaq to offer information distribution and multimedia services as part of its Corporate Client services.

•	improved our matched market share in New York Stock Exchange, or NYSE-listed stocks, to 12.1%, up from 4.7% in the third quarter of 2005.

Key Drivers

The following table includes data showing average daily share volume in Nasdaq-listed securities and the percentage of share volume of Nasdaq-, NYSE- and American Stock Exchange, or Amex-listed securities reported to The Nasdaq Market Center. In addition, the table shows drivers for our Issuer Services segment. In evaluating the performance of our business, our senior management closely watches these key drivers.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Average daily share volume in Nasdaq securities (in billions)	1.85	1.65	2.04	1.81
Matched market share in Nasdaq securities(1)	48.7%	27.2%	49.1%	26.6%
Touched market share in Nasdaq securities(2)	55.2%	32.2%	56.3%	30.8%
Total market share in Nasdaq securities(3)	76.6%	56.0%	78.2%	55.5%
Matched market share in NYSE securities(1)	12.1%	4.7%	9.1%	3.7%
Touched market share in NYSE securities(2)	25.6%	12.6%	21.4%	8.9%
Total market share in NYSE securities(3)	27.5%	18.1%	24.1%	16.7%
Total market share in Amex securities(3)	47.7%	32.9%	45.9%	32.3%
Initial public offerings	20	46	87	91
Secondary offerings	32	50	152	145
New listings(4)	62	74	203	192
Number of listed companies(5)	3,206	3,214	3,206	3,214

(1)	Transactions executed on Nasdaq’s systems.
(2)	Transactions executed on Nasdaq’s systems and routed to other external venues.
(3)	Transactions executed on Nasdaq’s systems and internal trades reported to Nasdaq.

(4)	New listings includes initial public offerings, including those completed on a best efforts basis, issuers’ listing structured products, closed-end funds, issuers that switched from other listing venues and beginning September 30, 2006, separately listed ETFs.
(5)	Beginning September 30, 2006 number of listed companies also includes separately listed ETFs.

Operating Results

The following table shows a summary of our operating results:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2006	2005		2006	2005
	(in millions)			(in millions)
Market Services	$343.0	$164.6	#	$1,027.9	$453.4	#
Issuer Services	59.8	55.8	7.2%	182.0	166.7	9.2%
Other	0.1	—	#	0.4	0.2	#

Total revenues	402.9	220.4	82.8%	1,210.3	620.3	95.1%
Cost of revenues	(231.7)	(89.8)	#	(706.0)	(233.0)	#

Gross margin	171.2	130.6	31.1%	504.3	387.3	30.2%

Total expenses	103.3	99.3	4.0%	358.3	306.9	16.7%

Operating income	67.9	31.3	#	146.0	80.4	81.6%

Net income	$30.2	$17.8	69.7%	$64.9	$44.5	45.8%

Basic earnings per share	$0.27	$0.20	35.0%	$0.63	$0.49	28.6%

Diluted earnings per share	$0.22	$0.16	37.5%	$0.51	$0.42	21.4%

#	Denotes a variance equal to or greater than 100.0%.

Our third quarter and first nine months of 2006 results increased from the same periods last year primarily because of INET results, increases in average daily trading volume and increases in trade execution market share for NYSE- and Amex-securities. An increase in sales of proprietary data products also contributed to the increase in gross margin from Market Services. Issuer Services revenues were positively impacted by our recent acquisitions of Carpenter Moore, Shareholder.com and PrimeZone. Partially offsetting these increases was an increase in expenses related to the integration of INET and our cost reduction program and our recent acquisitions. These current and prior year items are discussed in more detail below.

Integration of INET

Our integration of INET is substantially complete. In October 2006, Nasdaq migrated all Nasdaq-listed securities to the INET platform, and plans to migrate non-Nasdaq listed securities trading on Brut to INET in November 2006. The final aspect of integration – the transfer of non-Nasdaq listed securities from Nasdaq’s legacy execution system to the INET platform – is scheduled for the fourth quarter of 2006 depending on the timing of necessary regulatory approvals and system enhancements to ensure appropriate regulatory surveillance. We do not believe that this final aspect of integration is material to the overall integration of INET. We believe that our progress to date on the integration of Nasdaq’s legacy execution system and the Brut and INET execution systems onto a single platform has provided the foundation for improved execution quality and speed, while maintaining the attributes of The Nasdaq Market Center, including market making functionality, attributed quotes, and the Opening, Closing and IPO crosses.

Exchange Registration

In August 2006 we began operating as an exchange for Nasdaq-listed securities. As discussed above, we expect to become operational as an exchange in non-Nasdaq listed securities later in the fourth quarter of 2006, simultaneous with the integration of our trading systems for these securities. Before we can operate as an exchange in non-Nasdaq listed securities, we need final regulatory approvals from the SEC and NASD related to the functionality of our TRF and our single platform for trading non-Nasdaq listed securities.

Exchange registration gives us our own SRO license, and provides benefits to our proprietary data business and our corporate governance structure. Nasdaq does not expect the TRF to have a material effect on our financial results.

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

As a result of our cost reduction steps, in the third quarter of 2006 we incurred incremental pre-tax expenses of approximately $4.8 million, and incurred $36.3 million in the first nine months of 2006 in connection with taking actions to improve our operational efficiency, including the integration of INET. We incurred similar charges of approximately $4.5 million in the third quarter of 2005 and $17.9 million in the first nine months of 2005. We expect to incur additional charges in the fourth quarter of 2006 related to the integration of INET and reductions in our workforce. See Note 5, “2006 and 2005 Cost Reduction Program, INET Integration and Strategic Review,” to the condensed consolidated financial statements for further discussion.

Business Environment

Optimism about the outlook for the overall economy increased during the third quarter of 2006 as the Federal Reserve paused in its cycle of monetary tightening that began in June 2004. Supported by positive investor sentiment, our key drivers produced a solid showing in the current quarter. Intense competition remains a hallmark of our trade execution, trade reporting and listings business. Pricing became increasingly aggressive as the imminent launch of new electronic trading platforms drove attempts to increase trading volume market share in advance of impending technological and regulatory changes. As our industry further consolidates internationally, global factors and competitors are becoming increasingly important to our performance. Our business has been and will continue to be impacted by domestic and international trends in the following key external factors:

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

Investors reacted favorably to evidence that the Federal Reserve’s monetary policy was having the desired moderating effect on both commodity prices and economic growth. U.S. equity price indexes exhibited a strong performance during the quarter although the Nasdaq Composite underperformed other leading indexes. Global price indices and equity trading volumes on international equity markets also exhibited mixed results. The value of the S&P Global 1200, a composite index comprised of major regional and country indexes, was 13.1% higher on September 30, 2006 compared with its value on September 30, 2005 and was 4.5% higher on September 30, 2006 compared with June 30, 2006. The aggregate dollar value of equity trading by the world’s leading equity markets also increased 21.6% during the third quarter of 2006 compared with the third quarter of 2005 and decreased 16.9% during the third quarter of 2006 relative to the second quarter of 2006. The lessening of concerns about the possibility of a slow down in the pace of economic expansion boosted the short term performance drivers in the quarter. The rise in domestic equity prices and volumes occurred too late in the quarter to impact the issuance of equity capital and the number of IPOs on Nasdaq during the quarter was down relative to the second quarter of 2006 and third quarter of 2005. Trading volume in U.S. equity markets increased 15.6% during the third quarter of 2006 as compared to the third quarter of 2005 and decreased 10.0% during the third quarter of 2006 as compared to the second quarter of 2006.

We experience competition in our core domestic trading activities such as execution services; quoting and trading capabilities; and reporting services. Several new entrants to the execution services business engaged in a new round of aggressive price competition by reducing the trade execution transaction fees they charge their customers. During the quarter, the NYSE and Nasdaq announced several changes to trade execution pricing for NYSE-listed securities, a pattern that continued after the quarter closed. We continually monitor the trade execution transaction fees we charge our customers, particularly our large-volume customers, to insure we remain competitive. Our revenues from the sale of market information products and services are also under competitive threat from other securities exchanges that trade Nasdaq-listed securities. We have in place a program that provides monetary incentives for quoting market participants to send orders and report trades to The Nasdaq Market Center. Nasdaq, however, has changed the percentage shared under this program from time to time throughout 2005 and 2006 and may continue to further alter the terms of the program. In addition, the pending combination of the trading systems of INET, Brut and Nasdaq’s legacy system onto the INET technology platform, although not without risk, should accelerate our growth initiatives and enhanced our competitive position.

We aggressively compete for new listings of initial public offerings of both domestic and international companies. Our primary competitor for larger company listings on The Nasdaq Stock Market is the NYSE Group, which was formed by the mergers of the Pacific Exchange, ArcaEx, and the NYSE. The newly-combined NYSE Group has indicated that it intends to expand the listings business of the former Pacific Exchange. Domestically, we also compete, to a limited extent, with the Amex for listing of smaller, less active, companies. Internationally, we compete for listings with a number of major global exchanges including the LSE and NYSE Group. In addition, the NYSE Group has announced that it plans to merge with Euronext NV. If this proposed merger is eventually consummated, it could result in a more global competitor for Nasdaq, particularly if it enables the NYSE Group to attract new overseas listings or other business.

Nasdaq-sponsored financial products are subject to intense competition from other ETFs, derivatives and structured products as investment alternatives and we are subject to competition for the listing of these products from other exchanges.

The securities industry continues to experience considerable technological and regulatory change. Some of our competitors who have historically supported a floor-based trading model are beginning to roll out more fully automated trading processes. While one consequence of these initiatives has been to highlight the advantages of the electronic trading model, another consequence has been to shorten the expected life of legacy hardware and architecture as market centers rapidly innovate in order to offer their customers the best possible platform. In addition, our competitors’ migration to electronic trading could further increase the competitive pressures on us. Other exchanges competitors are in the process of introducing their own trade reporting facilities that will be operated in conjunction with NASD. While we intend to remain competitive in operating our TRF, the provision of trade reporting services is already highly competitive and we do not anticipate these additional trade reporting facilities having a material impact on our performance.

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

Sources of Revenues

Market Services

Nasdaq Market Center

The Nasdaq Market Center is our transaction-based platform that provides our market participants with access to The Nasdaq Stock Market execution services, such as quoting and trading capabilities, and reporting services such as trade reporting and risk management. We provide these quoting, trading, and reporting services for securities listed on The Nasdaq Global Select Market, The Nasdaq Global Market (formerly The Nasdaq National Market) and The Nasdaq Capital Market. Until September 30, 2005, we also provided these services for securities authorized for quotation on the OTCBB. Effective October 1, 2005, we transferred responsibility for the OTCBB to NASD.

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

The Nasdaq Market Center also generates revenue by charging fees for trade reporting, trade comparison, order routing and providing risk management services. Although we do not currently charge market participants for most of the trades they report to us, we do earn revenues for all trades reported to us in the form of shared market information revenues under the Nasdaq Unlisted Trading Privileges Plan, or the UTP Plan, for Nasdaq-listed securities, under the Consolidated Tape Plan, or the CTA Plan, for NYSE-listed securities and the Consolidated Quotation Plan, or CQ Plan, for Amex-listed securities.

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

In our role as the Securities Information Processor, we disseminate information to data vendors, which the data vendors then sell to the public. After deducting expenses incurred as the Securities Information Processor, we distribute the tape fees to the respective UTP Plan participants, including ourselves, based on a combination of the participants’ respective annual trade volume and share volume. Since our sharing in the UTP Plan is based on our market share, our revenues from the sale of market information products and services are under competitive pressure from other securities exchanges that trade Nasdaq-listed securities. As a result, we implemented the General Revenue Sharing Program, which provided an incentive for quoting market participants to send orders and report trades to The Nasdaq Market Center to stabilize Nasdaq’s share of UTP Plan revenues. On July 1, 2006, we changed the terms of this program and renamed our revenue sharing program the Nasdaq Data Revenue Sharing Program. This new program continues to provide incentives to quoting participants by sharing revenue on internal trades reported to us.

In the second quarter of 2006, upon consultation with the SEC, it was determined that the approval of Amendment 13 to the UTP Plan on February 7, 2006 resulted in the immediate removal of Nasdaq Quotation Dissemination Services, or NQDS, from the UTP Plan. As a result, we were no longer required to share revenues from NQDS, the best quote information from each market participant, effective as of February 7, 2006. We still are required to share UTP Plan revenues related to trade reports and the best priced quotations in our market, or Level 1.

In addition to NQDS, we also sell other proprietary data products based on information from market participants that choose to display trading interest on The Nasdaq Market Center, most notably TotalView, our flagship market depth quote product. We operate several other proprietary services and data feed products, including the Mutual Fund Quotation Service, or MFQS; the Mutual Fund Dissemination Service; our financial websites, Nasdaq.com and NasdaqTrader.com; Nasdaq Index Dissemination Service and OpenView, which is similar to TotalView, but displays market depth for NYSE- and Amex-listed securities. Within the past year, we launched ModelView, a web-based historical data product intended to provide more comprehensive information regarding The Nasdaq Market Center liquidity and NasdaqMAX, a package of four new data products (including Velocity and Forces) that provide a new level of transparency to trading activity in Nasdaq-listed securities.

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

On January 1, 2005, we purchased the remaining 50.0% interest in the Nasdaq Insurance Agency from AIG for nominal consideration. The agency provides insurance brokerage services and specializes in the director and officer liability insurance market. On October 1, 2005, we completed the acquisition of Carpenter Moore, an insurance brokerage firm specializing in management liability. The purchases of the Nasdaq Insurance Agency and Carpenter Moore provide current and future Nasdaq-listed companies and other customers with a full service corporate insurance broker offering customized risk management advice and insurance placement services. Carpenter Moore also added depth of brokerage expertise in directors and officers, errors and omissions and other management liability insurance products, and has significantly expanded regional coverage. On February 1, 2006, we completed the acquisition of Shareholder.com, a firm specializing in shareholder communications and investor relations intelligence services. Shareholder.com continues to offer its comprehensive suite of services to all publicly traded companies who wish to optimize investor relations capabilities. On September 1, 2006, we completed the acquisition of PrimeZone, a press release newswire and multimedia services firm. PrimeZone further enhances Nasdaq’s investor relations and corporate communications suite. Our 2006 results include activity related to Shareholder.com from February 1, 2006 through September 30, 2006 and PrimeZone from September 1, 2006 through September 30, 2006. See “Purchase Acquisitions,” of Note 3, “Business Combinations,” to the condensed consolidated financial statements for further discussion. Results for Carpenter Moore are included beginning October 1, 2005.

On October 2, 2006, Nasdaq proposed to the SEC a new pricing structure for our annual listing fees. We are increasing the number of services included in our annual listing fees. These services include products which will assist our listed companies with compliance, shareholder communications and visibility objectives.

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

The recent outcome of two court cases has impacted Nasdaq’s ability to collect licensing revenues beginning in the third quarter of 2006, for options on ETFs that track our indexes (such as QQQ). In September 2005, the U.S. District Court for the Southern District of New York dismissed actions brought by McGraw-Hill and Dow Jones against an options market that threatened to trade options on ETFs based on their proprietary indexes without a license. This dismissal was affirmed by the United States Court of Appeals for the Second Circuit in June 2006. The Second Circuit ruled that markets, in facilitating the trading of options on ETFs, are not misappropriating any intellectual property right of index providers. We are replacing this loss in revenues by continuing to develop, create, and license new indexes for financial instruments. Through September 30, 2006, we have launched 12 new indexes and firms have launched seven new ETFs on Nasdaq indexes.

Segment Operating Results

Of total third quarter 2006 revenues of $402.9 million, 85.1% was from our Market Services segment and 14.9% was from our Issuer Services segment. Of our total first nine months of 2006 revenues of $1,210.3 million, 84.9% was from our Market Services segment and 15.1% was from our Issuers Services segment.

The following table shows total revenues by segment, cost of revenues and gross margin:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2006	2005		2006	2005
	(in millions)			(in millions)
Market Services	$343.0	$164.6	#	$1,027.9	$453.4	#
Issuer Services	59.8	55.8	7.2%	182.0	166.7	9.2%
Other	0.1	—	#	0.4	0.2	#

Total revenues	402.9	220.4	82.8%	1,210.3	620.3	95.1%
Cost of revenues	(231.7)	(89.8)	#	(706.0)	(233.0)	#

Gross margin	$171.2	$130.6	31.1%	$504.3	$387.3	30.2%

#	Denotes a variance equal to or greater than 100.0%.

Market Services

The following table shows revenues, cost of revenues and gross margin from Market Services:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2006	2005		2006	2005
	(in millions)			(in millions)
Nasdaq Market Center:
Execution and trade reporting revenues	$286.7	$116.9	#	$864.6	$345.8	#
Access services revenues	15.6	19.8	(21.2)%	41.0	61.1	(32.9)%
Liquidity rebates(1)	—	—	—	—	(35.5)	#
Tape fee revenue sharing	(5.4)	(3.5)	54.3%	(16.1)	(8.0)	#
Nasdaq General Revenue Sharing Program	—	(0.1)	#	(0.2)	(0.3)	(33.3)%

Total Nasdaq Market Center revenues	296.9	133.1	#	889.3	363.1	#
Cost of revenues
Liquidity rebates(1)	(153.2)	(64.8)	#	(491.0)	(169.4)	#
Brokerage, clearance and exchange fees	(78.5)	(25.0)	#	(215.0)	(63.6)	#

Total cost of revenues	(231.7)	(89.8)	#	(706.0)	(233.0)	#

Gross margin from Nasdaq Market Center	65.2	43.3	50.6%	183.3	130.1	40.9%

Nasdaq Market Services Subscriptions:
Proprietary revenues(2)	18.0	9.0	#	48.8	23.3	#
Non-proprietary revenues(2)	29.5	38.9	(24.2)%	99.4	117.5	(15.4)%
Nasdaq Revenue Sharing Programs	(2.0)	(1.2)	66.7%	(7.5)	(4.4)	70.5%
UTP Plan revenue sharing	(6.9)	(19.5)	(64.6)%	(26.8)	(59.2)	(54.7)%

Total Nasdaq Market Services Subscriptions revenues	38.6	27.2	41.9%	113.9	77.2	47.5%
Other Market Services revenues	7.5	4.3	74.4%	24.7	13.1	88.5%

Gross margin from Market Services	$111.3	$74.8	48.8%	$321.9	$220.4	46.1%

#	Denotes a variance equal to or greater than 100.0%.
(1)	Pursuant to Emerging Issues Task Force, or EITF, of the FASB, Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” or EITF 99-19, Nasdaq records execution revenues from transactions executed through the Brut and INET platforms on a gross basis in revenues and records expenses such as liquidity rebate payments as cost of revenues as both Brut and INET act as principal. On February 1, 2006, Brut and INET merged under a single broker-dealer, Brut LLC, which was later renamed, Nasdaq Execution Services LLC. Before the second quarter of 2005, we reported other execution revenues net of liquidity rebates, which totaled $35.5 million for the first quarter of 2005, as Nasdaq does not act as principal. However, during and since the second quarter of 2005 under Nasdaq’s new Limitation of Liability Rule, Nasdaq, subject to certain caps, provides compensation for losses due to malfunctions of the order-execution systems of The Nasdaq Market Center. Therefore, under EITF 99-19, Nasdaq has recorded all execution revenues from transactions executed through The Nasdaq Market Center on a gross basis in execution and trade reporting revenues and has recorded liquidity rebate payments as cost of revenues as Nasdaq now has certain risk associated with trade execution subject to rule limitations and caps. This rule change in fact was made on a prospective basis beginning April 1, 2005 as required under GAAP. This rule change did not have a material impact on the consolidated financial position or results of operations of Nasdaq.

(2)	In the third quarter of 2006, Nasdaq began reporting Nasdaq Market Services Subscriptions revenues as proprietary and non-proprietary revenues. Prior to the third quarter of 2006, Nasdaq reported revenues from both proprietary and non-proprietary products as Nasdaq Market Services Subscriptions revenues. Revenues from non-proprietary products are eligible UTP Plan revenues which are shared among UTP Plan participants and include revenues from Level 1. Prior to the second quarter of 2006, non-proprietary revenues also included NQDS. However, effective February 7, 2006, Nasdaq is no longer required to share revenues from NQDS thereby reducing non-proprietary revenues and the amount of revenue shared with UTP Plan participants. Proprietary revenues now include NQDS revenues as well as revenues from TotalView, our flagship market depth quote product and other proprietary services and data feed products.

Nasdaq Market Center

Execution and trade reporting revenues increased for the third quarter and for the first nine months of 2006 compared with the same periods last year primarily due to the inclusion of INET’s results as well as increases in average daily share volume and increases in trade execution market share for NYSE- and Amex-listed securities. In February 2006, we harmonized our pricing on Nasdaq-listed securities across all of our venues and introduced new pricing on NYSE-listed securities, which further contributed to the increase in revenues. The Nasdaq-listed pricing increased the execution fees for Brut and Nasdaq’s legacy execution systems, but decreased the execution fees for INET.

Also, effective August 1, 2006, as a result of Nasdaq’s operation as a national securities exchange additional SEC fees pursuant to Section 31 of the Securities Exchange Act of 1934 were recorded as execution and trade reporting revenues with a corresponding amount recorded as cost of revenues. The Section 31 fees are designed to recover the costs to the government of supervision and regulation of securities markets and securities professionals. Nasdaq collects the fees as a pass-through charge from organizations executing eligible trades on the Exchange (Nasdaq’s legacy execution system) or exchange platforms (INET’s and Brut’s platforms) and recognizes these amounts in cost of revenues when invoiced. Fees received are included in cash at the time of receipt and, as required by law, the amount due to the SEC is remitted semiannually and recorded as an accrued liability until paid. Since the amount recorded in revenues is equal to the amount recorded in cost of revenues, there is no impact on Nasdaq’s gross margin or net income. For the third quarter of 2006, additional SEC fees of $38.4 million as a result of additional INET activity and Nasdaq’s operations of an exchange, were recorded to both revenues and cost of revenues compared with the same period last year and for the first nine months of 2006, additional SEC fees of $82.0 million as a result of additional INET activity and Nasdaq’s operations of an exchange were recorded to both revenues and cost of revenues compared with the same period last year.

Access services revenues decreased for the third quarter and for the first nine months of 2006 compared with the same periods last year primarily due to the retirement of our legacy access service products and associated proprietary network in the fourth quarter of 2005, when we completed the transition to the new Nasdaq Workstation. Beginning in 2005, we migrated users away from our legacy access service products towards our new QIX protocol, FIX connectivity and new Nasdaq Workstation, all of which operate over third-party networks. By doing so, we were able to reduce our technology and network costs and increase our systems’ scalability without affecting performance or reliability. Revenues from the discontinued products totaled $14.4 million in the third quarter of 2005 and $46.5 million in the first nine months of 2005 and expenses related to the discontinued products were $12.3 million in the third quarter of 2005 and $37.4 million in the first nine months of 2005. The industry standards and third-party products are more efficient and cost effective but produce lower revenues. However, these products will contribute more to our operating results than our legacy access services products. Partially offsetting the decreases in the third quarter and the first nine months of 2006, were access services revenues from INET and the new Nasdaq Workstation and increased revenues from FIX and QIX.

We share tape fee revenues from NYSE- and Amex-listed securities through The Nasdaq Market Center tape fee revenue sharing. We earn tape fee revenues from NYSE- and Amex-listed securities based upon both the percentage of trades reported to The Nasdaq Market Center for securities listed on these exchanges and the size of NYSE and Amex revenue sharing pools. The increases for the third quarter and the first nine months of 2006 compared with the same periods last year were primarily due to an increase in trade execution market share in both NYSE- and Amex-listed securities, partially offset by amounts retained that pre-acquisition were shared with INET, and pricing changes in February 2006 which eliminated certain trades from being eligible for revenue sharing.

The Nasdaq Market Center shared revenues under the Nasdaq General Revenue Sharing Program through the second quarter of 2006. This discretionary program required us to share operating revenue, which is interpreted to mean net revenue after expenses from all services that derive revenue from member trading and trade reporting activity in Nasdaq-listed securities. The program was designed to provide an incentive for quoting market participants to send orders and report trades to The Nasdaq Market Center. Under a new program introduced in the third quarter of 2006, we have refocused the revenue sharing program to trades that are reported to the TRF. The total amount of revenue shared with market participations has increased for the third quarter and first nine months of 2006 compared with the same periods last year. See Nasdaq Market Services Subscriptions below for further discussion of this revenue sharing program.

Nasdaq Market Center liquidity rebates, in which we credit a portion of the per share execution charge to the market participant that provides the liquidity, increased for the third quarter and for the first nine months of 2006 compared with the same periods last year. The nine months of 2005 comparison includes $35.5 million recorded net in total revenues which was before Nasdaq’s new Limitation of Liability Rule. The increases in liquidity rebates were primarily due to due the inclusion of INET’s results as well as increases in average daily share volume and increases in trade execution market share for NYSE- and Amex-listed securities. In February 2006, we harmonized our pricing for all of our venues, which increased the per share liquidity rebates for INET, but decreased the per share liquidity rebates for Brut and Nasdaq’s legacy execution system. Also beginning February 2006, we began paying rebates on NYSE- and Amex-listed securities.

Brokerage, clearance and exchange fees are additional cost of revenues for the Brut and INET platforms and beginning August 1, 2006, for Nasdaq’s legacy execution system. The increases in brokerage, clearance and exchange fees for the third quarter and for the first nine months of 2006 compared with the same periods last year were primarily due to due the inclusion of INET’s results as well as increases in average daily share volume and increases in trade execution market share for NYSE- and Amex-listed securities and additional SEC fees due to Nasdaq’s operations as an exchange. As noted above, effective August 1, 2006, as a result of Nasdaq’s operations as an exchange, additional SEC revenues were recorded as execution and trade reporting revenues as well as a corresponding cost of revenues.

Nasdaq Market Services Subscriptions

Proprietary revenues increased for the third quarter and the first nine months of 2006 compared with the same periods last year primarily due to the classification change of NQDS revenues as non-proprietary to proprietary. As discussed above, effective February 7, 2006, Nasdaq is no longer required to share revenues from NQDS. Also contributing to the increases were an increase in TotalView subscribers and related revenues and a price increase for MFQS due to functionality improvements. Partially offsetting these increases was a reduction in OTCBB revenues related to the transfer of the OTCBB back to NASD.

Non-proprietary revenues decreased for the third quarter and first nine months of 2006 compared with the same periods last year primarily due to the classification change of NQDS revenues as discussed above. Partially offsetting these decreases was an increase in the number of Level 1 non-professional users and in the first quarter of 2006, we had an audit of data usage by a major market distributor which further offsets the decrease in revenues for the first nine months of 2006.

We also share Market Services Subscriptions revenues under revenue sharing programs. Prior to the third quarter of 2006, we shared Nasdaq Market Services Subscriptions revenues under the Nasdaq General Revenue Sharing Program. Effective July 1, 2006, we changed the terms of this program and under the new Nasdaq Data Revenue Sharing Program, now share 50.0% of internal trades reported to us. The amount of Nasdaq Market Services Subscriptions revenues shared under Nasdaq’s revenue sharing programs increased for the third quarter and for the first nine months of 2006 compared with the same periods last year primarily due to changes in the amount shared under the programs.

Nasdaq also shares tape fee revenues for Nasdaq-listed securities through the UTP Plan. Under the revenue sharing provision of the UTP Plan, we are permitted to deduct costs associated with acting as the exclusive Securities Information Processor from the total amount of tape fees collected. After these costs are deducted from the tape fees, we distribute to the respective UTP Plan participants, including Nasdaq, their share of tape fees based on a combination of their respective trade volume and share volume. Our tape fee revenue sharing allocated to UTP Plan participants decreased for the third quarter and for the first nine months of 2006 compared with the same periods last year primarily due to an increase in our UTP market share primarily due to the INET acquisition which resulted in INET trades being reported to us for the third quarter and first nine months of 2006, decreasing the amount Nasdaq shared with UTP participants. Also, as discussed above Nasdaq is no longer required to share revenues from NQDS thereby reducing the amount of revenue shared with UTP Plan participants.

Other Market Services

Other Market Services revenues increased for the third quarter and for the first nine months of 2006 compared with the same periods last year primarily due to a contract between NASD and us for the operations of the OTCBB, which took effect on October 1, 2005. We transferred responsibility for the OTCBB back to NASD, but agreed to continue to operate the OTCBB on a contract basis for two years, subject to renewals.

Issuer Services

The following table shows revenues from Issuer Services:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2006	2005		2006	2005
	(in millions)			(in millions)
Issuer Services:
Corporate Client Group	$52.7	$46.4	13.6%	$153.7	$137.5	11.8%
Nasdaq Financial Products	7.1	9.4	(24.5)%	28.3	29.2	(3.1)%

Total Issuer Services revenues	$59.8	$55.8	7.2%	$182.0	$166.7	9.2%

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

	Three Months Ended September 30,				Percentage Change
	2006		2005
	As Reported	Billed Basis	As Reported	Billed Basis	As Reported	Billed Basis
	(in millions)
Annual renewal fees	$27.3	$27.3	$27.3	$27.3	—	—
Listing of additional shares fees	9.4	8.5	9.6	7.7	(2.1)%	10.4%
Initial listing fees	5.6	4.9	7.2	6.9	(22.2)%	(29.0)%
Corporate Client services	10.4	10.4	2.3	2.3	#	#

Total Corporate Client Group revenues	$52.7	$51.1	$46.4	$44.2	13.6%	15.6%

	Nine Months Ended September 30,				Percentage Change
	2006		2005
	As Reported	Billed Basis	As Reported	Billed Basis	As Reported	Billed Basis
	(in millions)
Annual renewal fees	$80.0	$80.0	$80.0	$80.0	—	—
Listing of additional shares fees	27.5	35.2	28.5	33.1	(3.5)%	6.3%
Initial listing fees	17.9	17.2	22.4	17.5	(20.1)%	(1.7)%
Corporate Client services	28.3	28.3	6.6	6.6	#	#

Total Corporate Client Group revenues	$153.7	$160.7	$137.5	$137.2	11.8%	17.1%

#	Denotes a variance greater than 100.0%.

Corporate Client Group revenues are primarily derived from fees for annual renewals, listing of additional shares and initial listings for companies listed on The Nasdaq Stock Market and from Corporate Client services. Fees are generally calculated based upon total shares outstanding for the issuing company. These fees are initially deferred and amortized over the estimated periods for which the services are provided. Revenues from annual renewal fees are amortized on a pro-rata basis over the calendar year and initial listing fees and listing of additional shares fees are amortized over six and four years, respectively. The difference between the as reported revenues and the billed basis revenues is due to the amortization of fees in accordance with GAAP. See Note 7, “Deferred Revenue,” to the condensed consolidated financial statements for further discussion. Corporate Client services revenues includes revenues from Carpenter Moore for the third quarter and first nine months of 2006, from Shareholder.com beginning February 1, 2006, from PrimeZone beginning September 1, 2006 and revenues from NIA and other sources for all periods presented.

Annual renewal fees for the third quarter and first nine months of 2006 on both an as reported and billed basis were flat compared with the same periods last year. The number of companies listed on The Nasdaq Stock Market on January 1, 2006 was 3,208 and 3,271 on January 1, 2005, the date on which listed companies are billed their annual fees. The decrease in the number of listed companies in 2006 was due to 332 delistings by Nasdaq during 2005, partially offset by 269 new listings in 2005. The delistings in 2005 were primarily a result of mergers and acquisitions, but were also because of companies’ failure to meet our listing standards. Partially offsetting the decrease in the number of listed companies was an increase in the average total shares outstanding for The Nasdaq Global Select Market and The Nasdaq Global Market, which increased the annual renewal fees billed.

Listing of additional shares fees decreased on an as reported basis and increased on a billed basis for both the third quarter and first nine months of 2006 compared with the same periods last year. The billed basis increases were primarily due to increases in the total shares outstanding for Nasdaq’s listed companies from additional share activities. There were 32 secondary offerings in the third quarter of 2006 as compared to 50 secondary offerings in the third quarter of 2005 and 152 secondary offerings in the first nine months of 2006 as compared to 145 secondary offerings in the same period last year.

Initial listing fees decreased on both an as reported basis and on a billed basis for both the third quarter and first nine months of 2006 compared with the same periods last year. The decreases were primarily due to initial listing fee waivers granted, beginning in 2006, for new listings that are switches from other non-Nasdaq exchanges. Also contributing to the decrease for the third quarter of 2006 was a decline in the number of new listings, including initial public offerings. There were 62 new listings, including 20 initial public offerings in the third quarter of 2006 as compared to 74 new listings, including 46 initial public offerings in the third quarter of 2005 and 203 new listings, including 87 initial public offerings in the first nine months of 2006 as compared to 192 new listings, including 91 initial public offerings for the same period last year.

Corporate Client services revenues increased on both an as reported and billed basis both for the third quarter and for the first nine months of 2006 compared with the same periods last year primarily due to revenues generated from the recent acquisitions of Carpenter Moore, Shareholder.com and PrimeZone.

Nasdaq Financial Products

The following table shows revenues from Nasdaq Financial Products:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2006	2005		2006	2005
	(in millions)			(in millions)
Licensing revenues	$6.0	$8.3	(27.7)%	$24.7	$26.3	(6.1)%
Other revenues	1.1	1.1	—	3.6	2.9	24.1%

Total Nasdaq Financial Products revenues	$7.1	$9.4	(24.5)%	$28.3	$29.2	(3.1)%

Licensing revenues decreased for the third quarter and for the first nine months of 2006 compared with the same periods last year primarily due to a decline in licensing fees associated with options traded on ETFs based on Nasdaq indexes. Recent court decisions have impacted our ability to collect licensing revenues for options on ETFs that track our indexes (such as QQQ). See Sources of Revenues— Issuer Services— Nasdaq Financial Products, for further discussion.

Expenses

Direct Expenses

The following table shows the details of Nasdaq’s direct expenses:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2006	2005		2006	2005
	(in millions)			(in millions)
Compensation and benefits	$47.5	$36.2	31.2%	$144.5	$110.4	30.9%
Marketing and advertising	3.5	1.5	#	12.3	4.8	#
Depreciation and amortization	14.3	13.6	5.1%	60.3	46.8	28.8%
Professional and contract services	6.8	7.4	(8.1)%	23.0	21.4	7.5%
Computer operations and data communications	9.5	15.4	(38.3)%	29.7	47.5	(37.5)%
Provision for bad debts	(2.2)	0.1	#	(0.3)	—	#
Occupancy	9.5	7.2	31.9%	25.7	21.3	20.7%
General and administrative	5.8	7.4	(21.6)%	37.3	23.4	59.4%

Total direct expenses	$94.7	$88.8	6.6%	$332.5	$275.6	20.6%

#	Denotes a variance greater than 100.0%.

Compensation and benefits expense increased for the third quarter and for the first nine months of 2006 compared with the same periods last year primarily due to our acquisitions of INET, Carpenter Moore, Shareholder.com and PrimeZone and higher reduction in force charges. Headcount increased from 759 employees at September 30, 2005 to 910 employees at September 30, 2006 primarily from our acquisitions, partially offset by reduction in forces. Also contributing to the increases was share-based compensation expense of $2.1 million recognized under SFAS 123(R) for the third quarter of 2006 compared with $0.5 million of expense for the third quarter of 2005 and share-based compensation expense of $7.5 million for the first nine months of 2006 compared with $1.3 million for the first nine months of 2005. See “SFAS No. 123(R),” of Note 2, “Recent Accounting Pronouncements,” and Note 10, “Share-Based Compensation,” to the condensed consolidated financial statements for further discussion.

Marketing and advertising expense increased for the third quarter and for the first nine months of 2006 compared with the same periods last year primarily due to our new advertising campaign which began in the third quarter of 2006 and costs related to our new listings and dual listing advertisements.

Depreciation and amortization expense increased for the third quarter and for the first nine months of 2006 compared with the same periods last year primarily due to intangible amortization expense on identifiable intangible assets purchased in connection with our recent acquisitions. Also contributing to the increase for the first nine months of 2006 was additional depreciation and amortization expense due to a previous change in the estimated useful life of some of The Nasdaq Market Center assets due to the migration to the INET trading platform. These increases were partially offset by decreased depreciation expense related to other technology assets.

Professional and contract services expense decreased for the third quarter and increased for the first nine months of 2006 compared with the same periods last year. The decrease for the third quarter of 2006 was primarily due to lower technology consulting costs. Partially offsetting this decrease and contributing to the increase for the first nine months of 2006 were additional operating costs from our recent acquisitions.

Computer operations and data communications expense decreased for the third quarter and for the first nine months of 2006 compared with the same periods last year primarily due to lower costs associated with providing communication lines to customers due to the retirement of legacy access services products, which we discontinued as of December 31, 2005.

Provision for bad debts decreased for the third quarter and for the first nine months of 2006 compared with the same periods last year primarily due to the collection of a previously reserved aged receivable.

Occupancy expense increased for the third quarter and for the first nine months of 2006 compared with the same periods last year primarily due to additional costs from our recent acquisitions.

General and administrative expense decreased for the third quarter and increased for the first nine months of 2006 compared with the same periods last year. The decrease for the third quarter of 2006 was primarily due to a charge recorded in the third quarter of 2005 for the change in the fair market value on the amount of additional payment to NASD for our Series C Cumulative Preferred Stock.

The increase in general and administrative expense for the first nine months of 2006 was primarily due to losses incurred on the early extinguishment of debt, the refinancing of our $750.0 million senior term debt and a loss on the write down of a held-for-sale building. In the first nine months of 2006, we recorded a $12.3 million loss on the early extinguishment of the $750.0 million senior term debt issued in December 2005, which was refinanced in April 2006. An additional $8.6 million loss was recorded on the early extinguishment of the portion of the $1.1 billion secured term loan of our April 2006 Credit Facility that was repaid in May 2006 as a result of the equity offering. In the first nine months of 2005, we also had a $7.4 million loss on the restructuring of the $240.0 million convertible notes. Also contributing to the increases was a $5.9 million charge recorded on the write down of a held-for-sale building to fair market value. These increases were partially offset by a realized foreign currency gain related to our investment in the LSE of $8.2 million. In the first and second quarters of 2006, we recorded $2.2 million in charges associated with potential fines or penalties for Brut’s obligations regarding short sales, firm quotes and other reporting and disclosure requirements, which further contributed to the increase in expense for the first nine months of 2006.

Support Costs From Related Parties, net

Support costs from related parties, net were $8.6 million for the third quarter of 2006 as compared with $10.5 million for the third quarter of 2005, a decrease of 18.1% and $25.8 million for the first nine months of 2006 as compared with $31.3 million for the first nine months of 2005, a decrease of 17.6%. These decreases are primarily due to the transfer of ownership of the OTCBB to NASD, which reduced the associated regulatory costs.

Net Interest Expense

Net interest expense was $18.1 million for the third quarter of 2006 as compared with $0.7 million for the third quarter of 2005 and $48.2 million for the first nine months of 2006 as compared with $3.7 million for the first nine months of 2005. These increases were primarily due to additional interest expense on the April 2006 Credit Facility and the Credit Facilities resulting from the purchase of issued share capital of the LSE. For the first nine months of 2006, the increase was also due to additional interest expense from our $205 million convertible notes issued in April 2005 and from our $750 million senior term debt issued in December 2005 to finance the INET acquisition, partially offset by a lower interest coupon rate on our $240 million convertible notes. Also for both the third quarter and first nine months of 2006, we recorded higher interest income due to higher cash balances and interest rates, partially offsetting the increases in net interest expense.

Dividend Income

Dividend income was $9.2 million for the first nine months of 2006. Dividend income represents an ordinary dividend received from our investment in the LSE in the second quarter of 2006.

Minority Interest

Minority interest was $0.1 million for the both the third quarter of 2006 and 2005 and was $0.6 million for the first nine months of 2006 as compared with $0.1 million for the first nine months of 2005. We began recording minority interest for Reuters minority investment in the Independent Research Network, a joint venture created to help public companies obtain independent analyst coverage, beginning in the third quarter of 2005.

Income Taxes

Our income tax provision was $19.7 million for the third quarter of 2006 as compared with $12.9 million for the third quarter of 2005, an increase of 52.7% and $42.7 million for the first nine months of 2006 as compared with $32.3 million for the first nine months of 2005, an increase of 32.2%. The overall effective tax rate in the third quarter of 2006 was 39.4% and was 42.0% in the third quarter of 2005. The overall effective tax rate in the first nine months of 2006 was 39.7% and was 42.0% in the first nine months of 2005. The higher effective tax rate in 2005 was primarily due to a loss on the restructuring of the $240 million convertible notes, a portion of which is not deductible for tax purposes due to the conversion feature.

The effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of earnings and losses. These and other factors, including history of pre-tax earnings and losses, are taken into account in assessing the ability to realize deferred tax assets.

In June 2006, the FASB issued a new interpretation of accounting for uncertainty in income taxes. See “FIN 48,” of Note 2, “Recent Accounting Pronouncements,” to the condensed consolidated financial statements for further discussion.

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

Cash and Cash Equivalents and Investments and Changes in Cash Flows

The following tables summarize our cash and cash equivalents and investments and changes in cash flows:

	September 30, 2006	December 31, 2005	Percentage Change
	(in millions)
Cash and cash equivalents	$440.6	$165.2		#
Available-for-sale investments, at fair value(1)	1,419.8	179.4		#

Total	$1,860.4	$344.6		#

#	Denotes a variance greater than 100.0%.
(1)	Available-for-sale investments include our $1.3 billion investment in the LSE.

	Nine Months Ended September 30,		Percentage Change
	2006	2005
	(in millions)
Cash provided by operating activities	$146.7	$103.4	41.9%
Cash used in investing activities	(1,194.7)	(71.6)		#
Cash provided by financing activities	1,323.3	198.8		#

#	Denotes a variance greater than 100.0%.

Cash and cash equivalents and available-for-sale investments. Cash and cash equivalents and available-for-sale investments increased primarily as a result of our investment in the LSE, the receipt of funds from Nasdaq’s equity offerings in the first quarter of 2006 and May 2006, the receipt of a capital return and ordinary dividend from the LSE, the receipt of net proceeds from the sale of our building, the collection of annual listing fees and positive cash flow. These increases were partially offset by cash used to purchase our stake in the LSE, redeem our Series C Cumulative preferred stock, pay debt obligations and acquire Shareholder.com and PrimeZone.

Cash provided by operating activities. The following items impacted our cash provided by operating activities for the nine months ended September 30, 2006:

•	Decrease in other operating liabilities of $20.2 million, mainly due to a decrease in accrued personnel costs of $13.5 million, reflecting payments associated with severance liabilities and a decrease in payables to related parties, accrued pension costs and other liabilities of $11.1 million due to timing of payments.

Offset by increases in:

•	Non-cash charges of approximately $72.1 million, comprised primarily of depreciation and amortization of $60.3 million and loss on the early extinguishment and refinancing of debt obligations of $20.9 million.

•	Net income of $64.9 million.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, accounts receivable collections, stock option expensing and the timing and amount of other payments that we make.

Cash used in investing activities. The increase in cash used in investing activities is primarily attributable to purchases of available-for-sale investments, including our purchase of LSE shares, and our acquisitions of Shareholder.com and PrimeZone, partially offset by proceeds from redemptions and maturities of available-for-sale investments and from the sale of our building.

Cash provided by financing activities. Cash provided by financing activities increased primarily because of the proceeds we received from debt obligations and the net proceeds from our equity offerings in the first quarter of 2006 and May 2006, partially offset by funds used for payments of debt obligations and the redemption of our Series C Cumulative preferred stock.

Capital Resources and Working Capital

Working capital (calculated as current assets less current liabilities) was $1.8 billion at September 30, 2006, compared with $271.6 million at December 31, 2005, an increase of $1.5 billion. This increase was primarily due to our investment in the LSE and an increase in cash and cash equivalents and available-for-sale investments as discussed above.

We have historically been able to generate sufficient funds from operations to meet working capital requirements. At September 30, 2006, except for the un-drawn $75.0 million revolving credit facility obtained in connection with the Credit Facilities, we did not have any lines of credit. See “Credit Facilities,” of Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion.

At September 30, 2006, none of our lenders were affiliated with Nasdaq, except to the extent, if any, that H&F and SLP would be deemed affiliates of Nasdaq due to their ownership of the $240 million convertible notes and $201.4 million of the $205 million convertible notes and associated warrants.

Broker Dealer Net Capital Requirements

Our broker-dealer subsidiaries, Nasdaq Execution Services, LLC and Island Execution Services, LLC, are subject to regulatory requirements intended to ensure their general financial soundness and liquidity, which require that they comply with minimum capital requirements. At September 30, 2006, Nasdaq Execution Services was required to maintain minimum net capital of $0.3 million and had total net capital of approximately $135.7 million or $135.4 million in excess of the minimum amount required. At September 30, 2006, Island Execution Services was also required to maintain minimum net capital of $0.3 million and had total net capital of approximately $1.7 million or $1.4 million in excess of the minimum amount required. On October 25, 2006, Island Execution Services was renamed Nasdaq Options Services, LLC.

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

Credit Facilities

In the second quarter of 2006, we entered into credit facilities to finance the purchase of the LSE shares. At September 30, 2006, total debt obligations outstanding under the Credit Facilities were $1.2 billion including a $75.0 million revolving credit facility still available to drawdown under the Credit Facilities. See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion.

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

Fixed Income Securities

As of September 30, 2006, our fixed income securities have an average duration of 0.09 years. Our primary investment objective for fixed income securities is to preserve principal while maximizing yields, without significantly increasing risk. These securities are subject to interest rate risk and their fair values may fluctuate with changes in interest rates. However, management does not believe that a 100 basis point fluctuation in market interest rates will have a material effect on the carrying value of our fixed income securities at September 30, 2006.

Investment in the LSE

As of September 30, 2006, we own 25.4% of the issued share capital of the LSE. The cost of this investment is approximately GBP 652.5 million. This investment is accounted for under SFAS 115 and as indicated above any unrealized gains or losses, including foreign currency fluctuations are recorded as a separate component of accumulated other comprehensive income until sold or redeemed.

The fair market value of our investment in the LSE is subject to market price volatility. As of September 30, 2006 the gross unrealized gain on our investment in the LSE was approximately $81.2 million which includes a foreign currency gain.

Nasdaq regularly monitors and evaluates the realizable value of its investment security portfolio. When assessing securities for other-than-temporary declines in value, we consider such factors as, among other things, the duration for which the market value had been less than cost, any news that has been released specific to the investee, analyst coverage and the outlook for the overall industry in which the investee operates. For equity securities we also consider the performance of the investee’s stock price in relation to industry indexes and review the investee’s credit profile. There was no impairment charges recorded on our investments during the three and nine months ended September 30, 2006 and 2005.

As of September 30, 2006, there were no hedges on our investments. However we periodically reevaluate our hedging policies and may choose to enter into future transactions. Nasdaq does not currently hedge any variable interest rates on these securities.

Debt Obligations

At September 30, 2006, both our $205 million and $240 million convertible notes specify fixed interest rates until October 22, 2012. However, our Credit Facilities specify floating interest rates until maturity in April 2012 and are therefore subject to interest rate risk. Management does not believe that a 100 basis point fluctuation in market interest rates will have a material effect on the carrying value of our outstanding floating rate debt obligations at September 30, 2006. However, due to the stock appreciation on the convertible option feature from $14.50 at the time of issuance to $30.24 at September 30, 2006, the fair value of Nasdaq’s convertible notes exceeds its carrying value.

As of September 30, 2006, Nasdaq does not currently hedge any variable interest rates on our debt obligations. However we periodically reevaluate our hedging policies and may choose to enter into future transactions.

Credit Risk

We are exposed to credit risk from third parties, including customers, counterparties and clearing agents. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. In particular, our subsidiary Nasdaq Execution Services may be exposed to credit risk, due to the default of trading counterparties, in connection with the external routing and agency brokerage services Nasdaq Execution Services provides its customers through the Brut and INET platforms. Although Brut and INET merged under a single broker-dealer, these entities will continue to operate as two separate limit order books, with separate matching and routing systems until the complete integration of Nasdaq’s legacy execution system and the Brut and INET execution systems into a single platform during the fourth quarter of 2006. While we are not exposed to counterparty risk for trades executed on The Nasdaq Market Center, we are exposed to counterparty risk in connection with trades executed on or through the Brut ECN and INET ECN systems, or Brut and INET System Trades, given that Nasdaq Execution Services acts as central counterparty on an agency basis for these trades.

Brut and INET System Trades in Nasdaq-listed securities and NYSE-listed securities routed to the NYSE DOT system with broker-dealer clients are cleared by Nasdaq Execution Services, as a member of the National Securities Clearing Corporation, or NSCC. As of May 31, 2006, INET’s original clearing agreement with Instinet Clearing Services, Inc. was terminated. Effective June 1, 2006, INET System Trades are cleared by Nasdaq Execution Services.

Pursuant to the rules of the NSCC and Nasdaq Execution Services’ clearing agreement, Nasdaq Execution Services is liable for any losses incurred due to a counterparty or a clearing agent’s failure to satisfy its contractual obligations, either by making payment or delivering securities. Adverse movements in the prices of securities that are subject to these transactions can increase our credit risk. However, we believe that the risk of material loss is limited, as Nasdaq Execution Services’ customers are not permitted to trade on margin and NSCC rules limit counterparty risk on self-cleared transactions by establishing credit limit and capital deposit requirements for all brokers that clear with NSCC. Nasdaq Execution Services has never incurred a liability due to a customer’s failure to satisfy its contractual obligations as a counterparty to a Brut or INET System Trade. Credit difficulties or insolvency or the perceived possibility of credit difficulties or insolvency of one or more larger or visible market participants could also result in market-wide credit difficulties or other market disruptions. We also have credit risk related to transaction fees that are billed to customers on a monthly basis, in arrears. Our potential exposure to credit losses on these transactions is represented by the receivable balances in our Condensed Consolidated Balance Sheets. Our customers are financial institutions whose ability to satisfy their contractual obligations may be impacted by volatile securities markets. Credit losses such as those described above could adversely affect our consolidated financial position and results of operations.

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

In our Form 10-K for the fiscal year ended December 31, 2005, we reported that as a result of the INET acquisition, Nasdaq had become an interested party with respect to a pending NASD arbitration between Instinet and Archipelago. On October 12, 2006, the parties in this matter executed a settlement agreement and mutual release completely resolving all claims between them. The settlement, the terms of which are subject to a non-disclosure agreement, resulted in the receipt of a payment that did not have a material effect on our business, financial condition, or operating results.

Item 1A. Risk Factors

Please refer to our most recent Form 10-K and March 31, 2006 Form 10-Q to read about the material risks we face.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

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

THE NASDAQ STOCK MARKET, INC. (Registrant)

Date: November 8, 2006	By:	/s/ ROBERT GREIFELD
	Name:	Robert Greifeld
	Title:	President and Chief Executive Officer

Date: November 8, 2006	By:	/s/ DAVID P. WARREN
	Name: Title:	David P. Warren Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Name
3.1	Restated Certificate of Incorporation of The Nasdaq Stock Market, Inc. (previously filed with Nasdaq’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed on November 14, 2003).

3.1.1	Certificate of Amendment of the Restated Certificate of Incorporation of Nasdaq filed on May 25, 2005 (previously filed with Nasdaq’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 15, 2006).

3.1.2	Certificate of Amendment of the Restated Certificate of Incorporation of Nasdaq filed on March 13, 2006 (previously filed with Nasdaq’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 15, 2006).

3.1.3	Certificate of Amendment of the Restated Certificate of Incorporation of Nasdaq filed on August 1, 2006.

3.1.4	Certificate of Designations, Preferences and Rights of Series C Cumulative Preferred Stock of Nasdaq (previously filed with Nasdaq’s Current Report on Form 8-K filed on December 1, 2004).

3.1.5	Certificate of Designations, Preferences and Rights of Series D Cumulative Preferred Stock of Nasdaq (previously filed with Nasdaq’s Current Report on Form 8-K filed on December 20, 2005).

3.1.6	Certificate of Elimination (previously filed with Nasdaq’s Current Report on Form 8-K on April 4, 2006).

3.2	By-Laws of The Nasdaq Stock Market, Inc. (previously filed with Nasdaq’s Current Report on Form 8-K on August 3, 2006).

10.1	Letter agreement, effective as of July 28, 2006, between The Nasdaq Stock Market, Inc. and Anna Ewing (previously filed with Nasdaq’s Current Report on Form 8-K on August 3, 2006).

11.1	Computation of Per Share Earnings (omitted in accordance with section (b)(11) of Item 601 of Regulation S-K). The calculation of per share earnings is set forth in Part I, Item 1, in Note 12 to the Condensed Consolidated Financial Statements, Earnings Per Common Share).

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.