Form 10-K
period 2006-12-31
NASDAQ STOCK MARKET INC
filed 2007-02-28
CIK 1120193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-32651

The Nasdaq Stock Market, Inc.

(Exact name of registrant as specified in its charter)

Delaware	52-1165937
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Liberty Plaza New York, New York	10006
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:

(212) 401-8700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

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

As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $3,229,975,397 (this amount represents 108,025,933 shares of Nasdaq’s common stock based on the last reported sales price of $29.90 of the common stock on The Nasdaq Stock Market on such date).

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 21, 2007
Common Stock, $.01 par value per share	112,440,990 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the 2007 Annual Meeting of Stockholders	Part III

About This Form 10-K

Unless otherwise noted, in this Form 10-K, the terms “Nasdaq,” “we,” “us” and “our” refer to The Nasdaq Stock Market, Inc. and its wholly-owned subsidiaries. The terms the “Exchange” and “The Nasdaq Stock Market” refer to The NASDAQ Stock Market LLC and its wholly-owned subsidiaries.

This Form 10-K includes market share and industry data that we obtained from industry publications and surveys, reports of governmental agencies and internal company surveys. Industry publications and surveys generally state that the information they contain has been obtained from sources believed to be reliable, but we cannot assure you that this information is accurate or complete. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Statements as to our market position are based on the most currently available market data. For market comparison purposes, data in this Form 10-K for initial public offerings, or IPOs, of companies in the United States is based on data provided by Thomson Financial, which does not include best efforts underwritings, and we have chosen to exclude closed-end funds; therefore, the data may not be comparable to other publicly-available initial public offering data. Data in this Form 10-K for secondary offerings is also based on data provided by Thomson Financial. Data in this Form 10-K for new listings of equity securities on The Nasdaq Stock Market is based on data generated internally by us, which includes best efforts underwritings and issuers that switched from other listing venues, closed-end funds and exchange traded funds. IPOs, secondary offerings and new listings data is presented as of period end. Data in this Form 10-K for trading activity by average daily share volume of the QQQ is provided by FactSet Research Systems, Inc. and Bloomberg L.P. While we are not aware of any misstatements regarding industry data presented herein, our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed in “Item 1A. Risk Factors” in this Form 10-K.

Forward-Looking Statements

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Annual Report on Form 10-K contains these types of statements. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words or terms of similar substance used in connection with any discussion of future operating results or financial performance identify forward-looking statements. These include, among others, statements relating to:

•	2007 outlook;

•	the scope, nature or impact of acquisitions, dispositions, investments or other transactional activities;

•	the effective dates for and expected benefits of ongoing initiatives; and

•	the outcome of any litigation and/or government investigation to which we are a party and other contingencies.

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

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the uncertainty and any risk related to forward-looking statements that we make. These risk factors are more fully described under the caption “Item 1A. Risk Factors,” in this Form 10-K. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. You should carefully read this entire Form 10-K, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and the related notes. Except as required by the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Part I

Item 1. Business.

Nasdaq Overview

The Nasdaq Stock Market, Inc. is a holding company that operates The NASDAQ Stock Market LLC as its wholly-owned subsidiary. Nasdaq became a holding company on August 1, 2006 when The Nasdaq Stock Market commenced operations as a registered national securities exchange for Nasdaq-listed securities.

We, through our subsidiaries, are a leading provider of securities listing, trading, and information products and services. Our revenue sources are diverse and include revenues from transaction services, market data products and services, listing fees, insurance products, shareholder and newswire services and financial products. The Nasdaq Stock Market is the largest electronic equity securities market in the United States, both in terms of number of listed companies and traded share volume. As of December 31, 2006, The Nasdaq Stock Market was home to approximately 3,193 listed companies with a combined market capitalization of over $4.1 trillion. We also operate, through the exchange subsidiary, The Nasdaq Market Center, which provides our market participants with the ability to access, process, display and integrate orders and quotes in The Nasdaq Stock Market and other national securities exchanges. Transactions involving 580.9 billion equity securities were executed on or reported to our systems in 2006, 59.9% higher than the 363.3 billion in 2005.

We manage, operate and provide our products and services in two business segments, our Market Services segment and Issuer Services segment.

Market Services. Our Market Services segment includes our transaction-based business and our market information services business. The Nasdaq Market Center is our transaction-based platform that provides our market participants with the ability to access, process, display and integrate orders and quotes, enabling our customers to execute trades in over 7,700 equity securities (including Exchange Traded Funds, or ETFs) during 2006. The Nasdaq Market Center allows us to route and execute buy and sell orders as well as report transactions for Nasdaq-listed securities and those securities listed on other national securities exchanges, providing fee-based revenues. We also generate revenues by providing varying levels of quote and trade information to market participants and data vendors, who in turn sell subscriptions for this information to the public. Our systems enable vendors to gain direct access to our detailed order data, index information, mutual fund pricing information, and corporate action information on Nasdaq-listed securities.

For the year ended December 31, 2006, Market Services revenues were $1,408.3 million, which represented 84.9% of Nasdaq’s total revenues. Market Services gross margin (total revenues less cost of revenues) was $437.9 million, which represented 63.7% of total gross margin. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements.

Issuer Services. Our Issuer Services segment includes our securities listings business, insurance business, shareholder and newswire services and our financial products business. The companies listed on The Nasdaq Stock Market represent a diverse array of industries including information technology, financial services, healthcare, consumer products and industrials. We also develop and license financial products and associated derivatives based on Nasdaq indexes. These include the QQQ, which is an ETF based on the Nasdaq-100 Index. In 2006, the QQQ was one of the most actively traded ETFs in the world and the most actively traded listed security in the United States. We have also introduced financial products based on other Nasdaq indexes, including the Nasdaq Composite Index and the Nasdaq Biotechnology Index. In addition, we generate revenues by licensing and listing third-party structured products and third-party sponsored ETFs.

For the year ended December 31, 2006, Issuer Services accounted for revenues of $249.0 million, which represented 15.1% of our total revenues and 36.3% of our gross margin. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements.

LSE Investment. We, through our wholly-owned subsidiary Nightingale Acquisition Limited, or NAL, hold an investment in the London Stock Exchange Group plc, or the LSE, totaling approximately 28.8% of the issued ordinary share capital of the LSE. We acquired these shares from LSE shareholders in a series of purchases beginning in April 2006.

In March 9, 2006, we submitted a non-binding indication of interest to acquire the LSE which was rejected by the board of LSE. In November 2006, we announced the terms of final offers to acquire all of the ordinary share capital of LSE not already owned by NAL at a price of 1,243 pence per share and all of the B share capital of LSE at a price of 200 pence (plus accrued dividend) per share. These final offers lapsed on February 10, 2007.

We continue to explore and evaluate strategic opportunities in the global markets to build on our existing position as the largest electronic equities exchange in the United States. We have a highly disciplined approach to acquisitions and will only consummate transactions to the extent they deliver clear and visible benefits for our shareholders, and enable us to allocate benefits to market participants. See “—Acquisition Strategy” and “Risk factors—Futures acquisitions, partnerships and joint ventures may require significant resources and/or result in significant unanticipated losses, costs or liabilities”.

Integration of INET. We recently completed the integration of Nasdaq’s legacy execution system and the Brut and INET execution systems onto a single platform. In October 2006, we migrated all trading in Nasdaq-listed securities to the INET platform, and all non-Nasdaq-listed securities trading on the Brut platform to INET’s platform in November 2006. The final aspect of our system integration—the transfer of non-Nasdaq-listed securities from Nasdaq’s legacy execution system to the INET platform—was implemented in February 2007. We believe that our system integration provides the foundation for improved execution quality and speed, while maintaining key attributes of The Nasdaq Market Center, including market making functionality, attributed quotes, and the Opening, Closing, Halt and IPO crosses.

Exchange Registration. We began operating as a national securities exchange for Nasdaq-listed securities on August 1, 2006 and a national securities exchange for non-Nasdaq listed securities on February 12, 2007, simultaneous with the integration of our trading systems for these securities. Exchange registration gives us our own Self Regulatory Organization, or SRO, license, allows us to operate independently of National Association of Securities Dealers, Inc., or NASD, and provides benefits to our proprietary data business and our corporate governance structure.

To facilitate our operations as a national securities exchange, we formed The Trade Reporting Facility LLC, or the TRF, a wholly-owned subsidiary. Through the TRF we continue to collect reports of trades executed by broker-dealers outside of our exchange. NASD regulates the TRF as one of its facilities. The TRF began operating on August 1, 2006 for Nasdaq-listed securities and will begin operating in March 2007 for non-Nasdaq-listed securities.

Nasdaq History and Structure

We were founded in 1971 as a wholly-owned subsidiary of NASD, which operates subject to the oversight of the U.S. Securities and Exchange Commission, or SEC. Beginning in 2000, NASD restructured and broadened our ownership through a two-phase private placement of our securities. Securities in the private placements were offered to all NASD members, as well as some investment companies and issuers listed on The Nasdaq Stock Market.

In connection with the restructuring, on November 9, 2000, we applied to the SEC for registration as a national securities exchange. The SEC approved our application on January 13, 2006, subject to the satisfaction of specified conditions. Prior to the satisfaction of the conditions to exchange registration, The Nasdaq Stock Market operated under a Delegation Plan approved by the SEC that provided a delegation of legal authority from NASD to us to operate as a stock market. Although we exercised primary responsibility for market-related functions, including market-related rulemaking and interpretations, all actions taken pursuant to authority by NASD were subject to review, ratification, or rejection by the NASD board of directors.

The Exchange began operating as a registered national securities exchange for Nasdaq-listed securities in August 2006 and as an exchange for non-Nasdaq-listed securities in February 2007, simultaneous with the integration of our trading systems for these securities. The TRF also began operating in August 2006 for Nasdaq-listed securities and will begin operating in March 2007 for non-Nasdaq-listed securities.

On December 20, 2006, we ceased to be a subsidiary of NASD. NASD maintained voting control over us through its ownership of the one outstanding share of our Series D preferred stock and NASD consolidated our financial position and results of operations in its consolidated financial statements. In connection with the Exchange entering into a transitional regulatory services agreement with NASD and the submission to the SEC of a related filing by NASD, Nasdaq was removed as a party to the Delegation Plan and Nasdaq redeemed the share of Series D preferred stock that had been issued to NASD. The removal of Nasdaq from the Delegation Plan was the final SEC condition to the Exchange beginning to operate as an exchange for trading of non-Nasdaq-listed securities. NASD achieved full divestiture of ownership of our common stock with the sale of its remaining shares of our common stock in July 2006.

In August 2006, we adopted a holding company structure in connection with our registration as a national securities exchange that had been approved by our stockholders in 2005. Our newly formed subsidiary, The NASDAQ Stock Market LLC, holds the operations of the exchange and our exchange license. In November 2006, we completed an internal reorganization that resulted in the transfer of ownership of some of our subsidiaries, including our broker-dealer subsidiaries, to our exchange subsidiary.

With exchange registration, Nasdaq received its own SRO status through Nasdaq’s exchange subsidiary separate from that of NASD. Pursuant to securities laws, an SRO is responsible for regulating its members through the adoption and enforcement of rules and regulations governing the business conduct of its members. As an SRO, the Exchange has its own rules pertaining to its members and listed companies regarding listing, membership and trading that are distinct and separate from those rules applicable to broker-dealers that are administered by NASD. Broker-dealers may choose to become members of the Exchange, in addition to their memberships with other SROs, including NASD. See “—Regulation.” NASD continues to provide regulatory services to us. See “—Regulatory Contractual Relationships with NASDR.”

Products and Services

We operate in two segments: Market Services and Issuer Services. Financial information about segments and geographic areas may be found in Note 20, “Segments,” to our consolidated financial statements.

Market Services. Our Market Services segment includes our transaction-based business and our market information services business.

Trade Execution Services. The Nasdaq Market Center is our transaction-based platform that provides market participants with the ability to access, process, display and integrate orders and quotes in The Nasdaq Stock Market. Market participants include market makers, broker-dealers operating as Electronic Communication Networks, or ECNs, registered securities exchanges and other broker-dealers. We provide these services for Nasdaq-listed and non-Nasdaq-listed securities. Specifically, The Nasdaq Market Center:

•

Provides a comprehensive display of the interest by our market participants at the highest price a participant is willing to buy a security (best bid) and also the lowest price a participant is willing to sell that security (best offer).

•

Provides subscribers quotes, orders and total anonymous interest at every price level in The Nasdaq Market Center for Nasdaq-listed securities and critical data for the Opening Cross, Closing Cross, Halt Cross and IPO Cross.

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

•	Our share of tape fees for the trading of securities listed on the New York Stock Exchange, or NYSE, and the American Stock Exchange, or Amex.

Also, we pay fees to the SEC pursuant to Section 31 of the Securities Exchange Act of 1934, or Section 31 fees. These fees are recorded as execution and trade reporting revenues with a corresponding amount recorded as cost of revenues. The Section 31 fees are designed to recover the costs to the government of supervision and regulation of securities markets and securities professionals. We collect the fees as a pass-through charge from organizations executing eligible trades on the Exchange and recognize these amounts in cost of revenues when invoiced. Section 31 fees received are included in cash at the time of receipt and, as required by law, the amount due to the SEC is remitted semiannually and recorded as an accrued liability until paid. Since the amount recorded in revenues is equal to the amount recorded in cost of revenues, there is no impact on our gross margin or net income.

To enhance market transparency, we introduced the Opening Cross and Closing Cross in 2004 and the Halt Cross and IPO Cross in 2006. The Opening Cross is a process for pre-market open trading and price discovery consisting of a centralized order facility that provides market participants and investors with a highly transparent and accurate opening price in Nasdaq-listed securities. Similarly, the Closing Cross is a centralized order facility that provides an orderly market close for Nasdaq-listed securities. The new IPO Cross is designed to provide executions utilizing a fair and transparent process to begin secondary trading of initial public offerings based on supply and demand. The Halt Cross is designed to provide executions utilizing a fair and transparent process when we resume trading in market halted securities. A new pegged order type that allows the price of an order to be pegged to the mid-point of the National Best Bid and Offer (NBBO) was introduced in January 2007.

We also have announced plans to introduce the Nasdaq Crossing Network, a new fully-anonymous trade execution facility designed to promote the execution of large trades, during the second quarter of 2007. The Nasdaq Crossing Network will provide market participants and investors with a highly efficient and accurate single price at specific times during the trading day, resulting in the discovery of larger pools of liquidity while minimizing market impact and associated price movements.

We recently completed our integration of The Nasdaq Market Center and the Brut and INET execution systems into a single platform. Nasdaq system integration, which is based on the INET platform, is intended to provide improved execution quality and speed, while maintaining the attributes of The Nasdaq Market Center, including market making functionality, attributed quotes, and the Opening, Closing, Halt and IPO Crosses. Our system integration in Nasdaq-listed securities was completed in the fourth quarter of 2006 and the system integration in non-Nasdaq-listed securities was completed in February 2007.

We currently provide connectivity and order routing to options exchanges. In 2006, we announced plans to introduce an equity and index options market in 2007, pending approval from the SEC. Our options market will be designed to leverage our existing technology, which we acquired through the INET acquisition. In addition, we plan to leverage our current customer connectivity and market structure. We intend to design Nasdaq’s options market to handle the options market transition from nickel and dime quoting increments to penny quoting increments.

Trade Reporting Services. All registered national securities exchanges and securities associations are required to establish a transaction reporting plan for the central collection of price and volume information concerning trades executed in those markets. We provide three primary revenue-generating reporting services:

•

Trade reporting—Trades executed on The Nasdaq Stock Market are automatically reported by us under the appropriate transaction reporting plan. Currently, we do not charge market participants for reporting most of these trades. We do, however, earn revenues for all of these trades in the form of shared market information revenues under the Nasdaq Unlisted Trading Privileges Plan, or the UTP Plan, for Nasdaq-listed securities, under the Consolidated Tape Plan, or CTA Plan, for NYSE-listed securities and the Consolidated Quotation Plan, or the CQ Plan, for Amex- and regional exchange-listed securities. In addition, the TRF collects trade reports as a facility of the NASD. A large percentage of these trades result from orders that broker-dealers have matched internally, or internalized, and are submitted to the TRF for reporting purposes only. The TRF does not charge market participants for locked in reporting of most trades, but it does earn shared market information revenues with respect to the trades.

•

Trade comparison—The TRF also generates revenues by providing trade comparison to broker dealers by matching and locking-in the two parties to a trade that they have submitted to the TRF for reporting and clearing.

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

The Nasdaq Market Center may be accessed using our Financial Information Exchange, or FIX, product that uses the FIX protocol, a standard method of financial communication between trading firms and vendors, which enables firms to leverage their existing FIX technology with cost-effective connections to us. We also have developed QIX, a proprietary programming interface that provides a more streamlined and efficient protocol for our users with expanded functionality, including quotation updates. Market participants may also access The Nasdaq Market Center using Computer-to-Computer interface, another protocol, which allows market participants to enter transactions directly from their computer systems to our computer systems. Finally, firms may use former INET protocols to access our single trading platform. As an alternative to a firm-developed trading front-end, Nasdaq provides the New Nasdaq Workstation (NNW), an internet browser based interface that allows market participants to view market data and enter orders, quotes and trade reports.

We also provide co-location services to our market participants whereby firms may lease space for equipment within our data center. We charge these participants fees for cabinet space, connectivity and support.

Market Information. We collect and provide varying levels of quote and trade information to market participants and to data vendors, who in turn sell subscriptions for this information to the public as part of our Nasdaq Market Services Subscriptions business. We collect information, distribute it and earn revenues as a member of the UTP Plan and as a distributor of our proprietary market data.

We operate as the exclusive Securities Information Processor as part of the UTP Plan for the collection and dissemination of the best bid and offer information and last transaction information from the exchanges and markets that quote and trade in Nasdaq-listed securities. We are also a participant in the UTP Plan and share in the net distribution of revenue according to the plan on the same terms as the other plan participants. In our role as the Securities Information Processor, we collect and disseminate quotation and last sale information for all transactions in Nasdaq-listed securities whether on The Nasdaq Stock Market or other exchanges. We sell this information to data vendors, which the data vendors then sell to the public. After deducting costs associated with acting as an exclusive Securities Information Processor, we distribute the tape fees to the respective UTP Plan participants, including us, based on a combination of the participants’ respective annual trade volume and share volume. In addition, all Nasdaq Market Center trades in exchange-listed securities are reported and disseminated in real time, and as such, we share in the tape fees for information on NYSE- and Amex-listed securities.

As a national securities exchange, since February 2006 we no longer have to share our revenues under the UTP Plan related to information about our individual market participants’ quotations. We are still required to share UTP Plan revenue related to trade reports and the best priced quotations in our market.

Our market participants have real-time access to quote and trade data. Interested parties that are not direct market participants in The Nasdaq Stock Market also can receive real-time quote and trade information beyond the best bid and offer quotes through a number of proprietary products that we offer. We use our broad distribution network of 1,436 market data vendors and market participants to deliver data regarding our market depth, index values, mutual fund valuation, order imbalances, market sentiment and other analytical data. We offer a range of proprietary data products, including TotalView, our flagship market depth quote product. TotalView shows subscribers quotes, orders and total anonymous interest at every price level in The Nasdaq Market Center for Nasdaq-listed securities and critical data for the Opening, Closing, Halt and IPO Crosses.

TotalView is offered through distributors to professional subscribers for a monthly fee per terminal and to non-professional subscribers for a lower monthly fee per terminal. We also offer a TotalView Enterprise License to facilitate broad based distribution of this data to large audiences. In 2006, our TotalView professional subscribers increased by over 60% (excluding non-paying internal users and users via the Nasdaq Workstation product). In addition, we charge the distributor a monthly distributor fee.

We operate several other proprietary services and data products to provide market information, which include:

•

Nasdaq Market Analytix, launched in 2006, a suite of data products including Nasdaq Market Forces and Nasdaq Velocity designed to provide market insights based on calculations performed on the data that is provided to Nasdaq’s execution services;

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

•	Nasdaq Index Dissemination service, a real-time data feed that carries the values for a number of broad-based and sector indexes and ETFs;

•	Nasdaq.com, a leading financial website for the investor community that generates revenues from advertising and product sales; and

•

NasdaqTrader.com, a financial website that provides broker-dealers and market data vendors with information and data regarding our corporate initiatives (such as Open, Closing, Halt and IPO Crosses) and other products and services for a monthly subscription fee.

Issuer Services. Our Issuer Services segment includes our securities listings business, insurance business, shareholder and newswire services and our financial products business.

Securities Listings Business. We operate our securities listings business as the Corporate Client Group, which provides customer support services and products to Nasdaq-listed companies and is responsible for obtaining new listings on The Nasdaq Stock Market. More companies list on The Nasdaq Stock Market than any other U.S. market.

The companies that list on The Nasdaq Stock Market operate in diverse industries. The following chart shows the percentage of Nasdaq-listed U.S. companies by industry as of December 31, 2006.

We aggressively pursue new listings from companies undergoing IPOs. In 2006, we attracted 67% of the IPOs eligible for The Nasdaq Stock Market or the NYSE and 39% of the capital raised from these IPOs.

	Year Ended December 31,
	2006	2005	2004
Initial public offerings listed on The Nasdaq Stock Market	137	126	148
Percentage of initial public offerings on primary U.S. markets	67%	59%	61%
Capital raised by initial public offerings listed on The Nasdaq Stock Market (in billions)	$17.4	$12.3	$15.0

Companies seeking to list securities on The Nasdaq Stock Market must meet minimum listing requirements, including specified financial and corporate governance criteria. Once listed, companies must meet continued listing standards. In July 2006, we introduced a new listing tier for public companies called The Nasdaq Global Select Market. The Nasdaq Global Select Market has the highest initial listing standards in the world. In conjunction with the creation of the new tier, we renamed The Nasdaq National Market, The Nasdaq Global Market. As a result, The Nasdaq Stock Market currently has three tiers of listed companies: The Nasdaq Global Select Market, The Nasdaq Global Market and The Nasdaq Capital Market. All three market tiers maintain rigorous listing and corporate governance standards and issuers listing on these markets have the opportunity to leverage an array of Nasdaq corporate services.

As of December 31, 2006, 1,187 companies listed securities on The Nasdaq Global Select Market, 1,479 companies listed securities on The Nasdaq Global Market and 527 companies listed securities on The Nasdaq

Capital Market. During 2006, 285 new companies listed on The Nasdaq Stock Market, with 19 listings on The Nasdaq Global Select Market and 216 on The Nasdaq Global Market. During 2005, 269 new companies listed on The Nasdaq Stock Market, with 227 listings on The Nasdaq National Market. In addition, we had 323 foreign companies listed on our markets in 2006, and 343 in 2005.

After the initial listing, our Corporate Client Group provides customer support services, products and programs to Nasdaq-listed companies. To offer additional services to our listed companies, in 2005 we acquired Carpenter Moore and the remaining 50% interest in the Nasdaq Insurance Agency, LLC, independent insurance brokerage firms. In 2006, we acquired Shareholder.com, a firm specializing in shareholder communications and investor relations intelligence services and PrimeNewswire, a firm specializing in press release newswire and multimedia services. Additionally, we participate in a joint venture with Reuters called the Independent Research Network which aggregates multiple, independent research providers to distribute equity research on behalf of under-covered companies. See Note 3, “Business Combinations” to the consolidated financial statements for further discussion.

In 2006, UAL Corporation, the parent company of United Airlines, listed with The Nasdaq Stock Market. Additionally, Liberty Media Corporation, Innospec Inc., Computer Task Group, Inc. and E*TRADE Financial switched the listings of their securities from the NYSE to Nasdaq. Furthermore, 30 companies switched their listing from the Amex to The Nasdaq Stock Market in 2006. We also have attracted listings from foreign companies seeking to access U.S. capital markets, including CTC Media from Russia and the Grupo Aeroportuario del Centro Norte, or OMA, from Mexico.

Since 2004, we have permitted NYSE-listed issuers to dually list their stock on The Nasdaq Stock Market. As of December 31, 2006, 10 companies dual listed securities on Nasdaq and NYSE. We continue to target companies about joining the dual-listing program.

Each year some companies cease listing with us for several reasons. In 2006, 303 companies ceased listing on The Nasdaq Stock Market compared with 332 in 2005. Companies cease listing for three primary reasons: failing to meet our listing standards, merger and acquisition activity and, to a lesser extent, switching to another listing venue. Delistings of issuers listed on The Nasdaq Stock Market during 2006 decreased by 9% compared with 2005.

We charge issuers an initial listing fee, a listing of additional shares fee and an annual fee. The initial listing fee for securities listed on The Nasdaq Stock Market includes a listing application fee and a total shares outstanding fee. The fee for listing of additional shares is based on the total shares outstanding, which we review quarterly. Annual fees for securities listed on The Nasdaq Stock Market are based on total shares outstanding. Initial listing and listing of additional shares fees are recognized on a straight-line basis over estimated service periods, which are six and four years, respectively, based on our historical listing experience, pursuant to the requirements of SEC Staff Accounting Bulletin Topic 13: Revenue Recognition.

In February 2007, the SEC approved a new pricing structure for our annual listing fees. This new schedule generally increases the annual and listing of additional shares fees listed companies pay to us, as well as the initial listing fee to list on The Nasdaq Capital Market.

Financial Products Business. We develop and license Nasdaq-branded indexes, associated derivatives and financial products as part of Nasdaq Financial Products. We believe that these indexes and products leverage, extend and enhance the Nasdaq brand. License fees for our trademark licenses vary by product based on assets or number or underlying dollar value of contracts issued. In addition to generating licensing revenues for Nasdaq, these products, particularly mutual funds and ETFs, lead to increased investments in companies listed on The Nasdaq Stock Market, which enhances our ability to attract new listings. In 2006, we launched 16 new indexes and firms have launched eight new ETFs on Nasdaq indexes.

Our flagship index, the Nasdaq-100 Index, includes the top 100 non-financial companies listed on The Nasdaq Stock Market. Nasdaq indexes are the basis for over 500 financial products in over 35 countries. Nasdaq licenses cash-settled options, futures and options on futures on its indexes as well as options and single stock futures on QQQ. In addition to license fees, we are reimbursed by the QQQ trust for marketing activities designed to promote the trust.

In 2006, the QQQ was one of the most actively traded ETFs in the world and the most actively traded listed equity security in the United States. During 2006, the QQQ’s average daily trading volume was 107.4 million shares and its average daily dollar volume was approximately $4.4 billion. During 2005, the QQQ’s average daily trading volume was 90.4 million shares and its average daily dollar volume was approximately $3.5 billion. As of December 31, 2006, the QQQ trust had issued approximately 416 million shares and assets under management had reached $18 billion.

Nasdaq Financial Products, through its Portal Market, facilitates the eligibility for clearing and settlement services at Depository Trust and Clearing Corporation, or DTCC, of Portal/Rule 144A securities. In 2006, we continued to facilitate the processing service for Rule 144A eligible securities through Portal with nearly 2,700 applications processed. In 2007, subject to SEC approval, we plan to launch our Portal Trading System, a system allowing for online trading of securities pursuant to Rule 144A. The Portal Market will then be a comprehensive offering including capital formation, trading, data and financial products.

In October 2006, we announced an agreement with PowerShares Capital Management LLC, or PowerShares, that will transfer the sponsorship functions including sales, marketing and administration of our QQQ, EQQQ and BLDRs ETFs. These transactions are expected to close by June 2007 pending approval by the SEC and the Irish Financial Services Regulatory Authority. We will maintain our status as licensor of the QQQ and the EQQQ ETFs. Nasdaq will continue to receive license fees from both these ETFs as they are benchmarked against the Nasdaq-100 Index.

The recent outcome of two court cases has impacted Nasdaq’s ability to collect licensing revenues, beginning in the third quarter of 2006, for options on ETFs that track our indexes (such as QQQ). In September 2005, the U.S. District Court for the Southern District of New York dismissed actions brought by McGraw-Hill and Dow Jones against an options market that threatened to trade options on ETFs based on their proprietary indexes without a license. This dismissal was affirmed by the United States Court of Appeals for the Second Circuit in June 2006. The Second Circuit ruled that markets, in facilitating the trading of options on ETFs, are not misappropriating any intellectual property right of index providers. We are replacing this loss in revenues by continuing to develop, create, and license new indexes for financial instruments.

Fee Changes

We may change the pricing of our products and services in response to competitive pressures or changes in market or general economic conditions. Pursuant to the requirements of the Exchange Act, Nasdaq must file all proposals for a change in its pricing structure with the SEC. We provide updated information on the pricing of our products and services on our website at www.nasdaqtrader.com. See also “—Competition” and “Risk Factors—We face significant competition in our business.”

Technology

Over the past five years, we have reduced our technology costs, consistent with our regulatory obligations, by migrating to fewer, less expensive technology platforms, introducing less expensive network solutions, and by reducing our workforce. Our transaction speed throughput and system reliability has been enhanced by our migration to the INET platform.

The Nasdaq Market Center systems are located in a processing complex in our Northeast data center. The systems have handled trade volume of over 3 billion shares daily and over 64,000 transactions per second and are designed to maximize transaction reliability and network security across each of the most critical system services that comprise The Nasdaq Stock Market. In addition, our systems have the ability to handle increased capacity. To maximize reliability, we have developed a backup system in the event the primary systems are unable to perform.

Market data from our quote and trade execution systems are transferred via high-speed communications links to a market data repository and are available for real-time analysis, historical analysis, market surveillance and regulation, and data mining. The information is provided to applications and users through relational databases, higher-level access facilities and Internet applications.

Intellectual Property

We own or have licensed rights to trade names, trademarks, domain names and service marks that we use in conjunction with our operations and services. We have registered many of our most important trademarks in the United States and in foreign countries. For example, our primary “NASDAQ” mark is a registered trademark in the United States and in over 50 other countries worldwide. We also maintain copyright protection in our Nasdaq-branded materials and pursue patent protection for Nasdaq-developed inventions and processes. We currently have six issued United States patents and approximately 70 pending applications, some of which also are filed in foreign jurisdictions.

Industry

The equity exchange industry provides services, including securities listing, market information and trade execution, both in the United States and internationally.

Trade Execution Function. The principal market centers for buying and selling equity securities in the United States are The Nasdaq Stock Market, other national securities exchanges, including the NYSE and Amex, the regional stock exchanges and ECNs (sometimes referred to as alternative trading systems). These market centers employ different business models for displaying current bids, offers and orders for the purchase and sale of securities and for executing those bids, offers and orders against each other.

Unlike specialist-based auction markets, such as the NYSE and Amex, The Nasdaq Market Center, our transaction-based electronic platform, is a fully computerized, screen-based system that links over 230 competing market makers who commit capital and buy inventory to sell to market participants from their own account. The average Nasdaq-listed stock has over 24 market makers, who are required at all times to post their bid and offer prices into The Nasdaq Market Center, where the bids and offers can be reviewed and accessed for automatic execution by all market participants. In addition, our system provides a mechanism for all market participants (i.e., both order entry firms and market makers) to post non-marketable limit orders and to access posted limit orders both for their own account and when representing their customers on an agency basis, further enhancing liquidity in The Nasdaq Market Center.

Nasdaq-listed securities trade not just through The Nasdaq Market Center, but also through other market centers such the Amex, ECNs and regional exchanges. Currently, Nasdaq-listed securities trade on several ECNs and regional exchanges and are reported to Amex, the Chicago Stock Exchange, the Chicago Board Options Exchange, the Boston Stock Exchange, the International Securities Exchange, the National Stock Exchange, NASD’s Alternative Display Facility, NYSE Arca, the Philadelphia Stock Exchange, and to trade reporting facilities operated by the National Stock Exchange and Nasdaq under the regulatory oversight of the NASD.

We also earn data revenues based on our share of trading securities listed on the NYSE and Amex via The Nasdaq Market Center. The market centers other than Nasdaq that execute and report trades in NYSE-listed securities through the CTA Plan include the NYSE, NYSE Arca, Amex, the Boston Stock Exchange, the Chicago Stock Exchange, the Chicago Board Options Exchange, the National Stock Exchange, International Securities

Exchange and the Philadelphia Stock Exchange. With the acquisition of INET, we are now the largest order flow provider to the floor of the NYSE. We offer efficiencies in our business model that have enabled us recently to increase our trading volume in NYSE-listed securities.

Competition among market centers for trading volume is intense because trading volume is highly portable, with broker-dealers’ systems enabling simultaneous access to liquidity across all venues and order routing to the destination offering the best price or execution service.

Market Data Function. Nasdaq serves as a central consolidator of basic real-time quote and trade data for Nasdaq-listed securities. We act jointly with other national securities exchanges to collect and disseminate a consolidated stream of quotation and transaction information under national market system plans approved by the SEC, the CTA Plan or the CQ Plan, in the case of non-Nasdaq-listed securities, and the UTP Plan, in the case of Nasdaq-listed securities. The information collected under these national market system plans is sold for a fee to data vendors, who in turn sell the information to the public. These fees are referred to as “tape fees.” After costs are deducted, the tape fees are distributed among the participants in each of the national market system plans based on their transaction volume. Some regional exchanges, such as the National Stock Exchange, have established programs to share the tape fee revenue they received under the UTP Plan with market participants that execute and/or report trades in securities through their facilities, in order to increase their share of tape fee revenue. Nasdaq also implemented a program to share the tape fee revenue it earns from the UTP, CTA and CQ Plans.

In addition to sharing revenue under the data plans, the Exchange and the other registered national securities exchanges provide proprietary data to the investing public. Because our systems are electronic and inclusive in nature, we are able to provide a level of market transparency to all investors that is only available to a small segment of the investing population in a floor-based or a hybrid model.

Regulation NMS will change the method for sharing market data revenues under the plans. The changes will introduce a quote component to the sharing methodology. Regulation NMS also requires the creation of advisory committees composed of non-SRO representatives to the data plans, and authorizes market centers to distribute their own trade data independently of the data plans.

Listing Function. Registered national securities exchanges provide a venue for issuers to list securities for trading. The Nasdaq Stock Market and the NYSE and, to a lesser extent, Amex are the primary listing venues for equity securities in the United States. A total of 3,193 companies were listed on The Nasdaq Stock Market as of December 31, 2006, compared to approximately 2,764 listed on NYSE.

There is substantial competition for listings from companies that are selling shares for the first time through an IPO. Of the 206 IPOs on U.S. equity markets during 2006, 137, or approximately 67%, chose to list on The Nasdaq Stock Market, raising approximately $17.4 billion in equity capital. The remainder listed on the NYSE or other markets.

There is also substantial competition among the markets to encourage companies to switch listing venues or to list on more than one venue. In 2004, Nasdaq implemented an initiative to allow companies to list their stock both on the Exchange and the other markets. Since announcing this “dual-listing” service, several high profile companies have dual-listed on the Exchange, including American Financial Group, Chicago Mercantile Exchange, Harmony Gold, and Walgreens. In addition, during 2006, four NYSE-listed companies switched their listing to Nasdaq, including E*TRADE Financial, Liberty Media Corporation, Innospec Inc. and Computer Task Group, Inc. Nasdaq also lists former NYSE companies such as UAL Corporation and Winn-Dixie Stores, Inc.

Recent Trends. The liberalization and globalization of world markets have resulted in greater mobility of capital, greater international participation in local markets and more competition among markets in different geographical areas. As a result, the competition among U.S.-based and non-U.S.-based markets and other execution venues has become more intense. The increased globalization of world markets also has increased the need for regulatory cooperation between markets in different jurisdictions.

In the last several years, the structure of the securities industry also has changed significantly through demutualizations and consolidations. In response to growing competition, many marketplaces in the United States and globally have demutualized to provide greater flexibility for future growth. As exchanges have demutualized and become for-profit public companies, profitability has become a significant driving factor. For profit-exchanges have focused on achieving economies of scale, ever improving technology and greater profitability through acquisitions and investments in new businesses. Broker-dealer investment in smaller regional exchanges as significant minority shareholders has been another consequence of demutualization. Globally, broker-dealers are demanding greater efficiency in trading equity securities, new sophisticated order types, seamless trading across asset classes and markets, and ever better performance of trading platforms.

Powerful business and regulatory factors also are causing the significant reorganization and restructuring of the equity securities industry through acquisitions, mergers, investments, and new entry, particularly in the transactions services area. The securities industry also is experiencing consolidation, creating a more intense competitive environment. Additionally, a high proportion of business in the securities market is becoming increasingly concentrated in a smaller number of institutions. At the same time, recent initiatives, including Regulation NMS, encourage a reappraisal of the business models of equity exchanges and alternative electronic trading systems.

As the transactions services area has been undergoing significant transformation, registered national securities exchanges have been active in the reorganization of the industry. We acquired INET in December 2005 and Brut in September 2004. In March 2006, the NYSE acquired Archipelago Holdings, the parent of the Pacific Exchange and the Archipelago ECN, and its acquisition of Euronext is scheduled to be completed later this year. Also, in 2006, the Boston Stock Exchange created a new equities market, the Boston Equity Exchange, in partnership with several large broker-dealers. The International Securities Exchange, historically a derivatives exchange, entered the cash-equities exchange business in September 2006.

Competition

The equity securities markets are intensely competitive. We compete in our industry against the NYSE, Amex, regional exchanges and ECNs based on a number of factors, including the quality of our technological and regulatory infrastructure, total transaction costs, the depth and breadth of our markets, the quality of our value-added customer services, reputation and price.

The NYSE has introduced a “hybrid” system, which incorporates certain elements of an electronic system while retaining many elements of a traditional trading floor and continues to operate Archipelago as another trading system. In addition, the pending merger of NYSE and Euronext and the continuing trend toward global consolidation among the exchanges may be expected to result in competition on a more global scale. Should the NYSE’s merger with Euronext be completed, the NYSE has indicated that Euronext’s NSC trading system might eventually replace both the NYSE’s hybrid and Archipelago’s trading systems.

With the Nasdaq-INET and NYSE-Arca transactions completed, the marketplace is now being altered by the entry of new ECNs in the trade execution business and market participants’ acquisition and investment in existing ECNs or regional exchanges. For example, TradeBot launched the Better Alternative Trading System, or BATS ECN. Citigroup announced its acquisition of OnTrade, Inc. from NexTrade, and Knight Capital Group, Inc. acquired Attain (Direct Edge). Citadel Derivatives Group, Citigroup, Credit Suisse, Merrill Lynch, Morgan Stanley and UBS purchased stakes in the Philadelphia Stock Exchange. Citigroup, Credit Suisse, Fidelity and Lehman Brothers invested in the Boston Stock Exchange to create a new electronic stock exchange, the Boston Equities Exchange. Additional new entrants may emerge, potentially posing a competitive threat to more established industry participants. While many of the new entrants have limited liquidity, some have attracted significant levels of equity order volume through aggressive pricing and, we believe, from volume originating with their broker-dealer investors. In addition, there remains interest in electronic trading systems specializing primarily in large block trades, such as LiquidNet, Pipeline Trading and Investment Technology Group’s POSIT platform.

Also, other regional exchanges, such as the Chicago Stock Exchange, Inc., the National Stock Exchange and the International Securities Exchange have recently entered into investment agreements with other participants in the securities industry, with the objective of enabling them to better compete with other exchanges.

Equity Securities Trading. We experience competition in our core trading activities such as execution services, quoting and trading capabilities, and reporting services. Our principal competitors for trading equity securities include NYSE, Amex, the regional exchanges and ECNs. Many of our competitors have engaged in aggressive price competition by reducing the trade execution transaction fees they charge their customers. As a result of this competition, we significantly reduced the trade execution transaction fees we charge our customers during 2005, particularly our large-volume customers. In early 2006, in connection with our acquisition of INET, we adjusted our transaction fees to harmonize our pricing structure with INET, whose fees had been higher than ours. In late 2006 the BATS ECN announced a new pricing initiative featuring net negative execution fees which took effect in January 2007. In February 2007, we announced new equities pricing to harmonize the trading of Nasdaq-listed and non-Nasdaq-listed securities into one pricing schedule. Also, we announced a pricing change, effective March 1, 2007, that will lower access and routing fees for high volume customers. We periodically reexamine our pricing structure to ensure that our fees remain competitive.

Data Services. Our revenues from the sale of market information products and services are also under competitive threat from other securities exchanges that trade Nasdaq-listed securities. Current SEC regulations permit these regional exchanges and NASD’s Alternative Display Facility to quote and trade Nasdaq-listed securities. Trade reporting facilities regulated by the NASD are also operated by Nasdaq and one regional exchange and are proposed by other exchanges. Nasdaq’s UTP Plan entitles these exchanges, NASD’s Alternate Display Facility, and the trade reporting facilities to a share of UTP Plan tape fees, in proportion to such exchange’s share of trading as measured by share volume and number of trades. Participants in the UTP Plan have used tape fee revenues to establish payment for order flow arrangements with their members and customers. In January 2004, we implemented a new tiered pricing structure and the Nasdaq General Revenue Sharing Program, which provided incentives for quoting market participants to send orders and report trades to The Nasdaq Market Center. We continuously evaluate and refine both programs. To remain competitive, in July 2006, we changed the terms of the program and established a new Nasdaq Data Revenue Sharing Program. We may adjust either program in the future to respond to competitive pressures.

We are also responding aggressively to competition by updating and innovating new data products to provide market participants with increased functionality and new and more extensive market information.

Listings. Our primary competitor for larger company listings on The Nasdaq Stock Market is the NYSE. We also compete, to a limited extent, with the Amex for listing of smaller, less active companies. As result of the NYSE-Archipelago merger, the NYSE group is aggressively pursuing listings of smaller companies that have not historically qualified for listing on the NYSE for listing on its junior market. In addition, we face competition for listing of foreign companies.

Financial Products. Nasdaq-sponsored financial products are subject to intense competition from other ETFs, derivatives and structured products as investment alternatives. The source of this competition is not only large ETF family sponsors, but also, increasingly, other mutual fund sponsors originating ETFs.

Likewise, The Nasdaq Stock Market is subject to intense competition for the listing of these financial products from other exchanges. The indexes on which these products are based face competition from other indexes which can be considered competitive with Nasdaq indexes. For example, there are a number of indexes that aim to track the technology sector and may from time to time have a high degree of correlation with the Nasdaq-100 Index and Nasdaq Composite Index. We face competition from investment banks, markets or other product developers in designing products that meet investor needs.

Acquisition Strategy

We have grown our business through acquisitions in 2004, 2005 and 2006. Our strategy for acquisitions is to identify and acquire only those elements that are most important to our success. We integrated the key components of the Brut technology and the Brut team into Nasdaq in 2005 and recently completed the integration of INET and the migration of its customers to the INET platform. Also consistent with this focused approach, we acquired Carpenter Moore, Shareholder.com and PrimeNewswire to meet specific needs of listed companies and other customers. Additionally, we entered into a joint venture with Reuters to form Independent Research Network, which aggregates multiple, independent research providers to distribute equity research on behalf of under-covered companies.

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

Regulation

Federal securities laws establish a two-tiered system for the regulation of securities markets, market participants and listed companies. The SEC occupies the first tier and has primary responsibility for enforcing federal securities laws. SROs, which are non-governmental organizations, occupy the second tier. The Exchange is an SRO. Self-regulatory organizations, such as national securities exchanges, are registered with the SEC and are subject to the SEC’s extensive regulation and oversight.

This regulatory framework applies to our business in the following ways:

•	regulation of The Nasdaq Stock Market; and

•	regulation of our broker-dealer subsidiaries.

The rules and regulations that apply to our business are focused primarily on safeguarding the integrity of the securities markets and of market participants and investors generally. While we believe that regulation improves the quality of The Nasdaq Stock Market and, therefore, our company, these rules and regulations are not focused on the protection of our stockholders. Federal securities laws and the rules that govern our operations are subject to frequent change. Any subsequent change in law or regulation, or changes in the interpretation or enforcement of existing laws or regulations, may adversely affect our business, financial conditions and operating results.

SEC and Self-Regulatory Organization Regulation. With exchange registration, we received our own SRO status through our exchange subsidiary, separate from that of NASD. As an SRO, we have our own rules pertaining to our members and listed companies regarding listing, membership and trading that are distinct and separate from those rules applicable to broker-dealers that are administered by NASD. Broker-dealers may choose to become members of the Exchange, in addition to their other SRO memberships, including membership in NASD.

As the operator of a national securities exchange, virtually all facets of our operations are subject to the SEC’s oversight, as prescribed by the Exchange Act, and we are subject to periodic and special examinations by the SEC. We also are potentially subject to regulatory or legal action by the SEC or other interested parties at any time in connection with alleged regulatory violations. We have been subject to a number of routine reviews and inspections by the SEC. To the extent such actions or reviews and inspections result in regulatory or other changes, we may be required to modify the manner in which we conduct our business, which may adversely affect our business. We are also subject to Section 17 of the Exchange Act, which imposes record-keeping requirements, including the requirement to make certain records available to the SEC for examination.

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

We sought to preserve a regulatory separation upon operation as a national securities exchange. NASD Regulation, Inc., or NASDR, a wholly-owned subsidiary of NASD, provides regulatory services to the Exchange, including the regulation of trading activity on The Nasdaq Stock Market and surveillance and investigative functions. We have a limited direct regulatory role in conducting real-time market monitoring through our MarketWatch department. This department, among other things, monitors for trades whose prices are away from the current market and initiates trading halts as necessary. Suspicious trading behavior discovered by MarketWatch staff and all other Nasdaq employees is referred to NASD for further investigation. NASD performs the surveillance and investigative functions for Nasdaq. We have preserved this regulatory separation now that we are operational as a national securities exchange.

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

When we transferred our own listing from the OTC Bulletin Board, or OTCBB, to the Nasdaq National Market in 2005, the SEC approved special listing standards with respect to listing our common stock on The Nasdaq Stock Market. These listing standards require periodic reporting of compliance to the SEC and an annual compliance audit by an independent accounting firm. Our failure to maintain compliance with these listing standards could result in our common stock being delisted from The Nasdaq Stock Market.

Broker-Dealer Regulation. Nasdaq’s broker-dealer subsidiaries are subject to regulation by the SEC, the SROs and the various state securities regulators. We acquired three broker-dealers, Brut, LLC, INET ATS, Inc. and Island Execution Services, LLC, in connection with recent acquisitions. In February 2006, INET ATS, Inc., the entity operating INET ECN, was merged into Brut, LLC, with Brut, LLC as the surviving entity. Subsequently, Brut, LLC was renamed Nasdaq Execution Services, LLC. Nasdaq Execution Services, LLC currently operates as our routing broker for sending orders from The Nasdaq Market Center to other venues for execution. In 2006, Island Execution Services, LLC was renamed NASDAQ Options Services, LLC. NASDAQ Options Services currently has no trading operations.

Nasdaq Execution Services is registered as a broker-dealer with the SEC and in all 50 states, the District of Columbia and Puerto Rico. It is also a member of the NYSE, NASD, American Stock Exchange, Boston Stock

Exchange, Chicago Stock Exchange, International Securities Exchange, Pacific Stock Exchange, Philadelphia Stock Exchange and the National Stock Exchange. NASDAQ Options Services is a member of the NASD and the National Stock Exchange.

The SEC, NYSE and NASD adopt rules and examine broker-dealers and require strict compliance with their rules and regulations. The SEC, SROs and state securities commissions may conduct administrative proceedings which can result in censures, fines, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, its officers or employees. The SEC and state regulators may also institute proceedings against broker-dealers seeking an injunction or other sanction. The SEC and SRO rules cover many aspects of a broker-dealer’s business, including capital structure and withdrawals, sales methods, trade practices among broker-dealers, use and safekeeping of customers’ funds and securities, record-keeping, the financing of customers’ purchases, broker-dealer and employee registration and the conduct of directors, officers and employees. All broker-dealers have an SRO that is assigned by the SEC as the broker-dealer’s designated examining authority, or DEA. The DEA is responsible for examining a broker-dealer for compliance with the SEC’s financial responsibility rules. NYSE is Nasdaq Execution Services’ current DEA and the NASD is NASDAQ Options Services’ DEA. A failure to comply with the SEC’s request in a satisfactory manner may have adverse consequences and changing Nasdaq Execution Services’ DEA may entail additional regulatory costs.

In August 2006, Nasdaq Execution Services settled a regulatory matter with NASD regarding compliance with Nasdaq Execution Services’ obligations regarding short sales, firm quotes and other reporting and disclosure requirements. Nasdaq Execution Services paid a fine of $2.2 million to NASD.

As registered broker-dealer subsidiaries, Nasdaq Execution Services and NASDAQ Options Services are subject to regulatory requirements intended to ensure their general financial soundness and liquidity, which requires that they comply with certain minimum capital requirements. The SEC and NASD impose rules that require notification when net capital falls below certain predefined criteria, dictate the ratio of debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the Uniform Net Capital Rule and NASD rules impose certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC and NASD for certain withdrawals of capital.

As of December 31, 2006, Nasdaq Execution Services was required to maintain minimum net capital of $0.3 million and had total net capital of approximately $38.4 million, or $38.1 million in excess of the minimum amount required. As of December 31, 2006, NASDAQ Options Services was required to maintain minimum net capital of $0.3 million and had total net capital of approximately $1.7 million, or $1.4 million in excess of the minimum amount required.

Regulation NMS. Regulation NMS, which was adopted in 2005 and is scheduled to be fully implemented in 2007, has been one of the key drivers behind the changes in the execution services and market data businesses in the United States. The most significant provisions of Regulation NMS are order protection, referred to as the “best price” rule, and fair access. The best price rule requires exchanges and other trading centers to establish procedures designed to prevent the execution of trades at prices inferior to protected quotations displayed by other trading centers. Many market centers have announced plans to adopt electronic trading capabilities, which Nasdaq has had in place for many years. In particular, the NYSE has implemented the “hybrid” system, which incorporates some elements of an electronic system while retaining many elements of a traditional trading floor.

As a result of the best price rule, market participants will be required to route order flow to market centers with the best execution performance, including liquidity, reliability and speed. We believe that Nasdaq is well positioned to benefit from this provision of Regulation NMS, because we have long been a fully automated market and have a deep liquidity pool. We expect the best price rule will have a significant impact on the trading of securities, particularly non-Nasdaq-listed securities. Electronic trading is expected to result in increased average daily trading volumes as trading becomes fully automated.

Under the best price rule, each exchange must interact with the market center offering the best price before it can execute a trade at an inferior price on its systems. We believe that Regulation NMS is likely to remove many of the delays and impediments to trading NYSE- and Amex-listed securities through Nasdaq that existed under the trade through rule of the Intermarket Trading System. Accordingly, we withdrew from the Intermarket Trading System in 2006. We will rely instead upon faster private linkages with greater capacity to comply with the order protection and fair access rules.

The fair access rule requires market centers to provide fair and non-discriminatory access to quotations, establishes a limit on access fees to harmonize the pricing of quotations across different trading centers and requires all exchanges to maintain written rules that prohibit their members from displaying quotations that lock or cross automated quotations. We expect this rule will benefit Nasdaq because we have fast and reliable automated access into all market centers and a system that will permit compliance with the rules regarding the locking or crossing automatic quotations.

Regulation NMS also contains a market information rule that updates the requirements for consolidating, distributing and displaying market information. This rule amends the CTA, CQ and UTP Plans for disseminating market information to modify the formulas for allocating plan revenues and to broaden participation in plan governance. Finally, the sub-penny rule prohibits market participants from displaying quotations in pricing increments smaller than a penny, with exceptions for quotes and orders priced at less than $1.00 per share.

The changes in the competitive landscape driven by these rules could have far reaching and unforeseeable impacts on our businesses. The best price rule and the fair access rule will apply to a small group of stocks beginning in May 2007, with implementation for all securities required by October 2007. The market information rule is scheduled to apply beginning in April 2007, and the sub-penny pricing rule took effect on January 31, 2006.

Regulatory Contractual Relationships with NASDR

Regulatory Services Agreement. NASDR provides us with regulatory services, including the regulation of trading activity on the Exchange and the surveillance and investigative functions of the Exchange, pursuant to a regulatory services agreement and a transitional regulatory agreement discussed below. The regulatory services agreement became effective for Nasdaq-listed securities on August 1, 2006 and is anticipated to become effective for non-Nasdaq-listed securities in March 2007. In December 2006, we entered into a transitional regulatory services agreement with NASD under which NASD provides regulatory services with respect to our systems for trading non-Nasdaq-listed securities. Prior to the effective dates of the regulatory services agreement and transitional services agreement, NASDR provided regulatory services to us pursuant to the Delegation Plan. We paid NASDR $33.8 million for 2006 and $41.7 million for 2005 for regulatory services.

Under the regulatory services agreement, NASDR will provide regulatory services to us for ten years commencing August 1, 2006. The services are of the same type and scope as were provided by NASDR to us under the Delegation Plan. Each regulatory service is to be provided for a minimum of five years, then the parties may determine to terminate a particular service. The termination of a particular service will generally be based upon a review of pricing and the need for such services. Under the agreement, NASDR bills us a fee for each required service provided that it is based on NASDR’s direct and indirect costs plus a markup of six percent on compensation costs related to NASDR’s employees used to provide the services. Any services other than those required by the agreement are billed at cost, plus a mutually agreed upon markup.

Under the regulatory services agreement, NASDR:

•	reviews and approves new member applications;

•	performs automated surveillance of trading on The Nasdaq Stock Market;

•	reviews member firm compliance with the rules and regulations applicable to trading and market-making functions in The Nasdaq Stock Market;

•	investigates suspicious activity in quoting and trading on The Nasdaq Stock Market;

•	conducts examinations of member firms;

•	initiates the disciplinary process once it is determined that a potential violation of a federal securities law or rule, or an SRO rule, may have occurred; and

•	operates an arbitration program and a mediation program for the resolution of customer, member firm employee, and Nasdaq member-to-member disputes.

For further discussion of these agreements and our other related party transactions, see “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

The transitional regulatory services agreement with NASD, which we entered into in connection with the removal of the Exchange from the Delegation Plan, will be in place from December 2006 until the partial implementation of Regulation NMS in March 2007. The transitional regulatory services agreement is substantially similar to the existing regulatory services agreement. Under the transitional agreement, NASD provides regulatory services with respect to systems for trading non-Nasdaq-listed securities and charges Nasdaq in accordance with the procedures that had existed under the Delegation Plan.

Employees

As of February 21, 2007, Nasdaq had 898 employees. None of its employees is subject to collective bargaining agreements or is represented by a union. Nasdaq considers its relations with its employees to be good.

Nasdaq Website and Availability of SEC Filings

We file periodic reports, proxy statements and other information with the SEC. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (such as us). The address of that site is http://www.sec.gov.

Our website is www.nasdaq.com. Information on our website is not a part of this Form 10-K. We will make available free of charge on our website, or provide a link to, our Forms 10-K, Forms 10-Q and Forms 8-K and any amendments to these documents, that are filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. To access these filings, go to Nasdaq’s website and click on “Investor Relations,” then click on “Financial Information—SEC Filings.”

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

We have a significant amount of debt. Our indebtedness as of December 31, 2006 was approximately $1.5 billion and we may borrow up to an additional $75.0 million under our revolver and up to an additional $400 million under our swingline facility, subject to meeting certain conditions. This significant leverage may:

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

Our significant debt resulted in the downgrading of our credit rating by Moody’s and by Standard & Poor’s in the second quarter of 2006. In addition, on November 28, 2006, as a result of the significant debt we would have incurred in connection with our lapsed offers for the remaining LSE share capital, Standard & Poor’s cut our long-term counterparty credit rating to BB from BB+.

In addition, we must comply with the covenants in our credit facilities. Among other things, these covenants restrict our ability to grant liens, incur additional indebtedness, pay dividends, sell assets, make certain payments, conduct transactions with affiliates and merge or consolidate. Failure to meet any of the covenant terms of our credit facilities could result in an event of default. If an event of default occurs, and we are unable to receive a waiver of default, our lenders may increase our borrowing costs, restrict our ability to obtain additional borrowings, accelerate all amounts outstanding or enforce their interest against all collateral pledged. The Exchange’s convertible notes also contain a covenant restricting our ability to incur debt senior to the convertible notes and as a consequence of the current debt outstanding under our credit facilities, the Exchange’s convertible notes would not permit us to incur additional debt senior to the convertible notes.

Future acquisitions, partnerships and joint ventures may require significant resources and/or result in significant unanticipated losses, costs or liabilities.

Over the past three years, acquisitions, including the acquisitions of INET ECN and Nasdaq Execution Services, LLC (formerly Brut, LLC), have been a significant factor in our growth. Although we cannot predict our rate of growth as a result of acquisitions, we believe that additional acquisitions or entering into partnership and joint ventures are important to our growth strategy. Many of the other potential purchasers of assets in our industry have greater financial resources than we have. Therefore, we cannot be sure that we will be able to complete future acquisitions on terms favorable to us.

We may finance future acquisitions by issuing additional equity and/or debt. The issuance of additional equity in connection with any transaction could be substantially dilutive to existing stockholders. The issuance of additional debt could increase our leverage substantially. In addition, announcement or implementation of future transactions by us or others could have a material effect on the price of our stock. We could face financial risks associated with incurring additional debt, particularly if the debt resulted in significant incremental leverage. Additional debt may reduce our liquidity, curtail our access to financing markets, impact our standing with the credit agencies and increase the cash flow required for debt service. Any incremental debt incurred to finance an acquisition could also place significant constraints on the operation of our business. We may not be able to meet those restrictions.

These equity, debt and managerial commitments may impair the operation of our businesses. Furthermore, any future acquisitions of businesses or facilities could entail a number of additional risks, including:

•	problems with effective integration of operations;

•	the inability to maintain key pre-acquisition business relationships;

•	increased operating costs;

•	the diversion of our management team from our other operations;

•	problems with regulatory bodies;

•	exposure to unanticipated liabilities;

•	difficulties in realizing projected efficiencies, synergies and cost savings;

•	possible tax costs or inefficiencies associated with a future acquisition, including overpaying for a future acquisition; and

•	changes in our credit rating and financing costs.

We must continue to invest in our operations to integrate prior transactions and to maintain and grow our business, and we may need additional funds to do so.

We depend on the availability of adequate capital to maintain and develop our business. We believe that we can meet our current capital requirements from internally generated funds, cash on hand and available borrowings. However, if we are unable to fund our capital requirements as currently planned, there would be a material adverse effect on our business, financial condition and operating results.

Should we need to raise funds through incurring additional debt, we may become subject to covenants even more restrictive than those contained in our current debt instruments. Furthermore, if we issue additional equity our equity holders may suffer dilution. There can be no assurance that additional capital will be available on a timely basis, on favorable terms or at all.

We face significant competition in our business.

The securities trading business is highly competitive. We face competition from numerous entities in the securities trading industry, including competition for listings and trading services from other exchanges and market centers. Such competition also includes pricing competition. In addition, competition could increase as a result of the registration of new exchanges in the United States, Regulation NMS and globalization in the industry. The following factors are some of the risks associated with competition that may affect our business and results of operations:

Price competition has affected and could continue to affect our business.

The securities trading industry is characterized by intense price competition. We have in the past lowered prices and increased rebates to attempt to gain market share. These strategies have not always been successful and have at times hurt operating performance. Additionally, we have also been, and may once again be, required to adjust pricing to respond to actions by competitors, which has adversely impacted operating results. We have recently taken steps to rationalize our pricing. This rationalization of our pricing may adversely affect our market share.

Price competition with respect to market data rebates or our program relating to sharing revenues associated with trading Nasdaq-listed securities could attract trading volume away from us, leading to loss of market share and decreased revenues.

Globalization, growth, consolidations and other strategic arrangements may impair our competitive position.

The liberalization and globalization of world markets have resulted in greater mobility of capital, greater international participation in local markets and more competition among markets in different geographical areas. As a result, the competition among U.S.-based and non-U.S.-based markets and other execution venues has become more intense.

In addition, in the last several years, the structure of the securities industry has changed significantly through demutualizations and consolidations. In response to growing competition, many marketplaces in both Europe and the United States have demutualized to provide greater flexibility for future growth. The securities industry is also experiencing consolidation, creating a more intense competitive environment. Also, a high proportion of business in the securities market is becoming increasingly concentrated in a smaller number of institutions and our revenue may therefore become concentrated in a smaller number of customers.

We face competition from new competitors in the securities trading industry. Examples of these new competitors include:

•

The Boston Stock Exchange, Inc., the Chicago Stock Exchange, Inc., the Philadelphia Stock Exchange, Inc, the National Stock Exchange and the International Securities Exchange have all recently entered into investment agreements with other participants in the securities industry, with the objective of enabling them to better compete with other exchanges;

•	Knight Capital Group, Inc., a market maker in Nasdaq-listed securities, has acquired Attain ECN, a Nasdaq competitor now operating as Direct Edge;

•	TradeBot Systems launched the BATS ECN;

•	Citigroup Inc. announced plans to launch its own electronic stock-trading network from its acquisition of OnTrade Inc., an ECN previously operated by NexTrade Holdings Inc.;

•	NYSE’s potential entry in trading Nasdaq-listed securities;

•	ISE began trading cash equities; and

•	Philadelphia Stock Exchange recently began trading Nasdaq-listed securities.

Because of these market trends, we face intense competition. If we are unable to compete successfully in this environment, our business, financial condition and operating results will be adversely affected.

In addition, we believe Regulation NMS may enhance competition in Nasdaq-listed securities from these or other new competitors. Additionally, new ECNs may develop trading platforms that are more competitive than ours. Finally, there has been increased use of electronic trading systems specializing in large volume trades, such as LiquidNet, Pipeline Trading and Investment Technology Group’s POSIT platform, which may divert trading volume from The Nasdaq Market Center. If these or other trading venues are successful, our business, financial condition and operating results could be adversely affected. Also, our trade reporting facility (which we operate jointly with the NASD for the purpose of accepting reports of off-exchange trades) faces competition from the trade reporting facilities operated jointly with NASD by the National Stock Exchange, and soon, the Boston Stock Exchange and NYSE.

Recent mergers and acquisitions activity of NYSE.

The recent merger of NYSE and Archipelago as well as the NYSE’s announced merger with Euronext will create strong competition for us, particularly if NYSE is able to create its own electronic trading platform or migrate its trading business to Archipelago’s platform and if NYSE is able to attract new overseas listings. NYSE is developing electronic trading capabilities that will compete directly with ours. In addition, the merger with Archipelago has given NYSE access to ArcaEx’s electronic systems. If NYSE’s trading volume increases to our detriment as a result of the merger with Archipelago, it would have a negative impact on our business, financial condition and operating results. In addition, the proposed merger of NYSE and Euronext could result in a stronger competitor for us than NYSE and Euronext as stand-alone businesses. If the NYSE/Euronext merger is consummated and they are able to compete for additional overseas listings to our detriment, it would have a negative impact on our business, financial condition and operating results.

We face significant competition in our securities trading business, which could reduce our transactions, trade reporting and market information revenues and negatively impact our financial results.

We compete for trading of Nasdaq-, NYSE- and Amex-listed securities. Any decision by market participants to quote, execute or report trades through exchanges, ECNs or the Alternative Display Facility maintained by NASD could have a negative impact on our share of quotes and trades in securities traded through The Nasdaq Market Center. Any reduction in our share of trades or quotes would reduce our share of tape revenue from the UTP and CTA plans under Regulation NMS and could reduce the value of our proprietary data products.

While we trade a large percentage of securities of Nasdaq-listed companies, we face strong competition from other exchanges and emerging players in the market. For non-Nasdaq-listed securities, the other national exchanges offer significant level of liquidity in many non-Nasdaq-listed securities. Accordingly, we face major obstacles in continuing to grow our trading volume in non-Nasdaq-listed securities.

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

We must adapt to significant competition in our listing businesses.

We face significant competition in our listing businesses from other exchanges. Historically, NYSE has been our largest competitor, and we have competed with NYSE primarily for listings of larger domestic and international companies. In addition, on occasion, issuers may transfer their listings from us to other venues. Significant transfers could have a material adverse effect on our financial results.

Our revenues may be affected by competition in the business for financial products.

We continue to develop our financial products business, which creates indexes and licenses them for Nasdaq-branded financial products. Nasdaq-sponsored financial products are subject to intense competition from other ETFs, derivatives and structured products as investment alternatives. Our revenues may be adversely affected by increasing competition from competitors’ financial products designed to replicate or correlate with the performance of our financial products. In addition, the legal and regulatory climate, which supports the licensing of these financial products, has changed in a manner which is likely to adversely impact our ability to successfully license our products. In September 2005, the U.S. District Court for the Southern District of New York dismissed actions brought by McGraw-Hill and Dow Jones against an options market that threatened to trade options on ETFs without a license. This dismissal was affirmed by the United States Court of Appeals for the Second Circuit in June 2006. The Second Circuit ruled that markets, in facilitating the trading of options on ETFs, are not misappropriating any intellectual property right of index providers. Further, many other entrants have recently emerged who not only compete with us for future growth opportunities, but who may also introduce products that erode the position of our current offerings, thereby adversely affecting our business, financial condition and operating results.

A decrease in trading volume will decrease our trading revenues.

Trading volume is directly affected by economic and political conditions, broad trends in business and finance, changes in price levels of securities and the overall level of investor confidence. Weak economic conditions or a reduction in securities prices could result in a decline in trading volume. A decline in trading volume would lower revenues and may adversely affect our operating results. We are particularly affected by declines in trading volume in technology-related securities because a significant portion of our customers trade in these types of securities and a large number of the companies listed on The Nasdaq Stock Market are in the technology sector. In addition, investor confidence and trader interest, and thus trading volume, can be affected by factors outside our control, such as the publicity surrounding investigations and prosecutions for corporate governance or accounting irregularities at public companies.

Declines in the initial public offering market have an adverse effect on our revenues.

Stagnation or decline in the initial public offering market will impact the number of new listings on The Nasdaq Stock Market, and thus our related revenues. We recognize revenue from new listings on a straight-line basis over an estimated six-year service period. As a result of the decline in the IPO market from 2000-2002, our deferred revenue associated with those years will be lower than our deferred revenue associated with the periods from 2003 to the present.

Losses in listings could cause a reduction in revenues.

While the reduction in initial listings or the loss of one or more large issuers could decrease listing revenues, it could cause an even more significant decrease in revenues from the quoting, reporting and trading of those issuers’ securities. If the combined NYSE/Euronext is successful in competing with us for core listings, we would lose not only the listing fees associated with those companies, but also a substantial amount of the trade execution fees generated by trading in those companies’ securities.

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

Our revenue, margins and operating results have varied in the past and are likely to fluctuate significantly in the future, making them difficult to predict. These difficulties are particularly exacerbated in light of our recent acquisitions and the uncertainties surrounding the benefits and costs associated with integration. Additionally, since our borrowings under our credit facilities bear interest at variable rates and we do not have interest rate hedges in place on this debt, any increase in interest rates will increase our interest expense and reduce our cash flow. Other than variable rate debt, we believe our business has relatively large fixed costs and low variable costs, which magnifies the impact of revenue fluctuations on our operating results. As a result, a decline in our revenue may lead to a relatively larger impact on operating results. A substantial portion of our operating expenses will be related to personnel costs, regulation and corporate overhead, none of which can be adjusted quickly and some of which cannot be adjusted at all. Our operating expense levels are based on our expectations for future revenue. If actual revenue is below management’s expectations, or if our expenses increase before revenues do, both gross margins and operating results would be materially and adversely affected. Because of these actions, it is possible that our operating results or other operating metrics may fail to meet the expectations of stock market analysts and investors. If this happens, the market price of our common stock is likely to decline.

We must control our costs to remain profitable.

We base our cost structure on historical and expected levels of demand for our products and services. A decline in our products and services may reduce our revenues without a corresponding decline in our expenses since we may not be able to adjust our cost structure on a timely basis. Our ability to manage and estimate our costs will be particularly challenging as a result of recent acquisitions and integration efforts. Failure to achieve our goals on cost savings will have an adverse impact on our results of operations.

Damage to our reputation could have a material adverse effect on our businesses.

One of our competitive strengths is our strong reputation and brand name. Various issues may give rise to reputational risk, including issues relating to:

•	the representation of our business in the media;

•	the accuracy of our financial statements and other financial and statistical information;

•	the quality of our corporate governance structure; and

•

the quality of our products, including the reliability of our transaction-based business, the accuracy of the quote and trade information provided by our market information services business and the accuracy of calculations used by our financial products business for indices and unit investment trusts.

Damage to our reputation could cause some issuers not to list their securities on our exchange as well as reduce the trading volume on our exchange or cause us to lose customers in our market information services or financial products businesses. This, in turn, may have a material adverse effect on our business, financial condition and operating results.

The value of our LSE investment could decline due to fluctuations in LSE’s stock price, the foreign currency exchange rate and payment of dividends.

The market value of our investment in the LSE is subject to market price volatility. We currently do not have any hedges on our investments, including our investment in the LSE. To the extent that we have not hedged our exposure to a decrease in the value of these securities, the value of our LSE investment could decrease. To the extent we do not hedge our exposure to exchange rate fluctuations, we also are subject to the risk of fluctuations in the exchange rate related to our investment.

Although we received dividends of $16.2 million in 2006, there is no guarantee that LSE will pay dividends to shareholders in future periods or that any dividends will be in comparable amounts.

LSE is subject to certain risks.

LSE suffers many of the same risks we suffer. To the extent these risks affect the future performance of the LSE businesses and, in turn, the market price of LSE share capital, the value of our investment in LSE could be materially affected.

We may not be able keep up with rapid technological and other competitive changes affecting our industry.

The markets in which we compete are characterized by rapidly changing technology, evolving industry standards, frequent enhancements to existing products and services, the introduction of new services and products and changing customer demands. If our platform fails to function as expected, our business would be negatively affected. In addition, our business, financial condition and operating results may be adversely affected if we cannot successfully develop, introduce, or market new services and products or if we need to adopt costly and customized technology for our services and products. In addition, our failure to anticipate or respond adequately to changes in technology and customer preferences, or any significant delays in product development efforts, could have a material adverse effect on our business, financial condition and operating results.

System limitations, failures or security breaches could harm our business.

Our business depends on the integrity and performance of the computer and communications systems supporting us. If our systems cannot expand to cope with increased demand or otherwise fail to perform, we could experience unanticipated disruptions in service, slower response times and delays in the introduction of new products and services. These consequences could result in lower trading volumes, financial losses, decreased customer service and satisfaction and regulatory sanctions. We have experienced occasional systems failures and delays in the past and could experience future systems failures and delays. Under the Exchange’s limitation of liability rule, we, subject to certain caps, may provide compensation for losses due to malfunctions of our order-execution systems.

If our trading volume increases unexpectedly, we will need to expand and upgrade our technology, transaction processing systems and network infrastructure. We do not know whether we will be able to accurately project the rate, timing, or cost of any increases, or expand and upgrade our systems and infrastructure to accommodate any increases in a timely manner.

Our systems and operations also are vulnerable to damage or interruption from human error, natural disasters, power loss, sabotage or terrorism, computer viruses, intentional acts of vandalism, security breaches, outages and similar events. We have active and aggressive programs in place to identify and minimize our exposure to these vulnerabilities and work in collaboration with the technology industry to share corrective measures with our business partners. Although we currently maintain multiple computer facilities that are designed to provide redundancy and back-up to reduce the risk of system disruptions and have facilities in place that are expected to maintain service during a system disruption, such systems and facilities may prove inadequate. Any system failure that causes an interruption in service or decreases the responsiveness of our services could impair our reputation, damage our brand name and negatively impact our business, financial condition and operating results.

The adoption and implementation of Regulation NMS by the SEC could adversely affect our business.

On April 6, 2005, the SEC adopted Regulation NMS. Regulation NMS’s four primary components are: the Order Protection Rule, the Access Rule, the Market Data Rule and the Sub-Penny Rule. The major provisions of Regulation NMS will continue to be phased in over the course of 2007. We may incur technological and other costs in changing our systems and operations so that we can comply with these rules. We may also lose revenues due to a new formula under Regulation NMS for allocating market data revenue under the National Market System plans. Additionally, the impact of Regulation NMS is hard to predict and there may be problems or competitive challenges that we do not foresee that adversely affect our business as Regulation NMS is implemented. Finally, there is also a risk that the rules may materially change during implementation which would undermine business plans and investments that have been made based on the current form of the rules.

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

Under current U.S. federal securities laws, changes in our rules and operations, including our pricing structure, must be reviewed, and in many cases explicitly approved by the SEC. The SEC may approve, disapprove, or recommend changes to proposals that we submit. In addition, the SEC may delay the initiation of the public comment process or the approval process. This delay in approving changes, or the altering of any proposed change, could have an adverse effect on our business, financial condition and operating results. We must compete not only with ECNs that are not subject to the same SEC approval process, but also with other exchanges that have lower regulation and surveillance costs than us. There is a risk that trading will shift to exchanges that charge lower fees because, among other reasons, they spend significantly less on regulation.

In addition, Nasdaq Execution Services, LLC and NASDAQ Options Services, LLC are broker-dealers, which are subject to regulation by the SEC, NASD and other self-regulatory organizations. Any failure to comply with these broker-dealer regulations could have a material effect on the operation of our business, financial condition and operating results.

Our registered broker-dealer subsidiaries are subject to regulatory requirements intended to ensure their general financial soundness and liquidity, which require that they comply with certain minimum capital requirements. The SEC and NASD impose rules that require notification when net capital falls below certain predefined criteria, dictate the ratio of debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the Uniform Net Capital Rule, NYSE and NASD rules impose certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to, and/or approval of, the SEC, NYSE and NASD for certain withdrawals of capital.

We have self-regulatory organization obligations and also operate a for-profit business, and these two roles may create conflicts of interest.

We have obligations to regulate and monitor activities on The Nasdaq Stock Market and ensure compliance with applicable law and the rules of our market by market participants and Nasdaq-listed companies. The SEC staff has expressed concern about potential conflicts of interest of “for-profit” markets performing the regulatory functions of a self-regulatory organization. While we outsource the majority of our market regulation functions to NASD, we do perform regulatory functions related to our listed companies and our market. In addition, as part of our application for exchange registration, we have agreed that 20% of the directors of our exchange subsidiary will be elected by members of the Exchange rather than the equity holders of the subsidiary. Any failure by us to diligently and fairly regulate the Exchange, to fairly and accurately enforce the rules of the Exchange, to maintain a fair and orderly trading marketplace, to detect and correct aberrant market activity or to otherwise fulfill our regulatory obligations could significantly harm our reputation, prompt SEC scrutiny and adversely affect our business and reputation.

Failure to attract and retain key personnel may adversely affect our ability to conduct business.

Our future success depends, in large part, upon our ability to attract and retain highly qualified professional personnel. Competition for key personnel in the various localities and business segments in which we operate is intense. Our ability to attract and retain key personnel, in particular senior officers, is dependent on a number of factors, including prevailing market conditions and compensation packages offered by companies competing for the same talent. In particular, we are highly dependent on the continued services of Robert Greifeld, our President and Chief Executive Officer, and other executive officers and key employees who possess extensive financial markets knowledge and technology skills. Other than employment agreements with Mr. Greifeld and our general counsel, we do not have employment agreements with our key executive officers, which would prevent them from leaving and competing with us. We do not maintain “key person” life insurance policies on any of our executive officers, managers, key employees or technical personnel. The loss of the services of these persons for any reason, as well as any negative market or industry perception arising from those losses, could have a material adverse effect on our business, financial condition and operating results.

We are subject to risks relating to litigation and potential securities laws liability.

Many aspects of our business potentially involve substantial liability risks. While we enjoy immunity from private suits for self-regulatory organization activities, we and our broker-dealer affiliates could be exposed to liability under federal and state securities laws, including the Sarbanes-Oxley Act of 2002, other federal and state laws and court decisions, as well as rules and regulations promulgated by the SEC and other regulatory agencies, including insurance laws and regulations. These risks include, among others, potential liability from disputes over the terms of a trade, or claims that a system failure or delay cost a customer money, that we entered into an unauthorized transaction or that we made materially false or misleading statements or otherwise improper disclosures. As we intend to defend any such litigation actively, significant legal expenses could be incurred. An adverse resolution of any future lawsuit or claim against us or our affiliates could have an adverse effect on our business, financial condition and operating results.

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

To protect our intellectual property rights, we rely on a combination of trademark laws, copyright laws, patent laws, trade secret protection, confidentiality agreements and other contractual arrangements with our affiliates, clients, strategic partners and others. The protective steps that we take may be inadequate to deter misappropriation of our proprietary information. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. We have registered, or applied to register, our core trademarks in the United States and in over 50 foreign jurisdictions and have pending U.S. and foreign applications for other trademarks. Effective trademark, copyright, patent and trade secret protection may not be available in every country in which we offer our services. Failure to protect our intellectual property adequately could harm our brand and affect our ability to compete effectively. Further, defending our intellectual property rights could result in the expenditure of significant financial and managerial resources, which could adversely affect our business, financial condition and operating results.

We are a holding company that depends on cash flow from our subsidiaries to meet our obligations.

We are a holding company with no material assets other than the equity interests of our subsidiaries. Accordingly, all our operations are conducted by our subsidiaries. As a holding company, we require dividends and other payments from our subsidiaries to meet cash requirements or to pay dividends. If our subsidiaries are unable to pay us dividends and make other payments to us when needed, we will be unable to satisfy our obligations.

Risks Relating to an Investment in Our Common Stock

Volatility in our stock price could adversely affect our stockholders.

The market price of our common stock is likely to be volatile. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuations in our stock price may include, among other things:

•	fluctuations in the value of our investment in LSE;

•	actual or anticipated variations in our quarterly operating results;

•	changes in financial estimates by us or by any securities analysts who might cover our common stock;

•	conditions or trends in our industry, including trading volumes, regulatory changes or changes in the securities marketplace;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;

•	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;

•	additions or departures of key personnel; and

•	sales of our common stock, including sales of our common stock by our directors and officers, significant stockholders or our strategic investors.

The market price of our common stock could be negatively affected by sales of substantial amounts of our common stock in the public markets.

Sales of a substantial number of shares of our common stock in the public markets, or the perception that these sales might occur, could cause the market price of our common stock to decline or could impair our ability to raise capital through a future sale of, or pay for acquisitions using, our equity securities. As of December 31, 2006, there were 112,317,987 shares of our common stock outstanding. All of our common stock is freely transferable, except shares held by our “affiliates,” as defined in Rule 144 under the Securities Act.

The number of freely transferable shares of our common stock will increase upon any exercise of outstanding options pursuant to our stock compensation and stock award plan for our employees. There were 4,411,409 options exercisable as of December 31, 2006 at a weighted average exercise price of $8.71. The number of our shares of our common stock outstanding will also increase upon any conversion of our convertible notes primarily held by Silver Lake Partners, or SLP, and Hellman & Friedman, or H&F, or their respective affiliates, which are currently convertible at a conversion price of $14.50 per share into approximately 30,689,655 shares of our common stock, or any exercise of warrants primarily held by SLP and H&F or their respective affiliates, which are exercisable at a price of $14.50 per share into approximately 5.0 million shares of our common stock. We have granted SLP and H&F and their affiliates demand and piggyback registration rights with respect to the convertible notes and the shares of our common stock underlying those notes and warrants. All shares or notes sold under a registration statement will be freely transferable.

Provisions of our certificate of incorporation and approved exchange rules, including provisions included to address SEC concerns, and Delaware law could delay or prevent a change in control of us and entrench current management.

Our organizational documents place restrictions on the voting rights of certain stockholders. Our certificate of incorporation limits the voting rights of persons (either alone or with related parties) owning more than 5% of the then outstanding votes entitled to be cast on any matter, other than any other person as may be approved by our board of directors prior to the time such person owns more than 5% of the then outstanding votes entitled to be cast on any matter. The SEC has proposed rules that will impose voting and ownership limitations on broker-dealers of 20%, but not require other voting or ownership limitations. We have not determined at this time if we will seek to raise our 5% voting limitation if the SEC adopts the proposed rule. Any change to the 5% voting limitation would require SEC approval.

In response to the SEC’s concern about a concentration of our ownership, our exchange rules include a rule prohibiting any Nasdaq member or any person associated with a Nasdaq member beneficially owning more than 20% of our outstanding voting interests. SEC consent would be required before any investor could obtain more than a 20% voting interest in us. Our exchange rules also require the SEC’s approval of any business ventures with one of our members, subject to exceptions.

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

In addition, our certificate of incorporation and by-laws:

•	require supermajority stockholder approval to remove directors;

•	do not permit stockholders to act by written consent or to call special meetings;

•	require certain advance notice for director nominations and actions to be taken at annual meetings;

•	require supermajority stockholder approval with respect to certain amendments to our certificate of incorporation and by-laws (including in respect of the provisions set forth above); and

•	authorize the issuance of undesignated preferred stock, or “blank check” preferred stock, that could be issued by our board of directors without stockholder approval.

Section 203 of the Delaware General Corporation Law imposes restrictions on mergers and other business combinations between us and any holder of 15% or more (or, in some cases, a holder who previously held 15% or more) of our common stock. In general, Delaware law prohibits a publicly held corporation from engaging in a “business combination” with an “interested stockholder” for three years after the stockholder becomes an interested stockholder, unless the corporation’s board of directors and stockholders approve the business combination in a prescribed manner.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following is a description of Nasdaq’s material properties as of December 31, 2006.

Location	Use	Size (approximate, in square feet)	Type of Possession
New York, New York	Location of MarketSite	26,000	Leased by Nasdaq
New York, New York	Nasdaq headquarters	115,000	Subleased from NASD with 17,931 square feet leased back to NASD
New York, New York	General office space	53,000	Subleased to third parties
Rockville, Maryland	General office space	78,000	Leased by Nasdaq
Trumbull, Connecticut	Location for Nasdaq’s systems engineering	47,000	Leased by Nasdaq

In addition to the above, we currently lease administrative, sales and disaster preparedness facilities in Chicago, Illinois; Menlo Park, California; San Francisco, California; Jersey City, New Jersey; London, England; Washington, DC; Eugene, Oregon; Tampa, Florida; Los Angeles, California; Boston, Massachusetts; Maynard, Massachusetts; and Beijing, China.

As of December 31, 2006, 4,900 square feet of space was available for sublease.

We continue to explore options for decreasing our real estate commitments. In July 2006, we completed the sale of a building we owned in Trumbull, Connecticut and related assets for $30.3 million. This building, which was the location for our technology services and market operations, constituted approximately 162,000 square feet. We leased back the facility until June 30, 2007.

Item 3. Legal Proceedings.

We are not currently a party to any litigation that we believe could have a material adverse effect on our business, financial condition, or operating results. However, from time to time, we have been threatened with, or named as a defendant in, lawsuits or involved in regulatory proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of Nasdaq’s stockholders during the fourth quarter of 2006.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information. Our common stock has been listed on The Nasdaq Global Select Market (formerly The Nasdaq National Market) since February 9, 2005, under the ticker symbol “NDAQ.” From July 1, 2002 through February 8, 2005, our common stock traded on the OTCBB under the symbol “NDAQ.”

Before February 9, 2005, there was a limited trading market for our common stock. The following chart lists the quarterly high and low bid prices for shares of our common stock for 2005 and 2006. These prices are between dealers and do not include retail markups, markdowns or other fees and commissions and may not represent actual transactions.

	High	Low
Fiscal 2006
Fourth quarter	$42.37	$28.90
Third quarter	32.49	25.33
Second quarter	45.00	23.91
First quarter	46.75	34.83
Fiscal 2005
Fourth quarter	$45.23	$25.33
Third quarter	25.75	18.80
Second quarter	20.00	9.81
First quarter	11.86	7.60

As of February 21, 2007, we had approximately 1,676 holders of record of our common stock. As of February 21, 2007, the closing price of our common stock was $33.12. Our Credit Facility prohibits us from paying dividends. In the past, before our Credit Facility was in place, it was not our policy to declare or pay cash dividends on our common stock.

PERFORMANCE GRAPH

The following graph compares the total return of our common stock with certain indices and peer groups. These include the Nasdaq Composite Stock Index and the Standard & Poor’s 500 Stock Index as well as two peer groups. The first peer group (old peer group) reflects the companies included in our peer group in prior years. These companies are Chicago Mercantile Exchange Holdings Inc., Investment Technology Group, Inc., eSpeed, Inc., LaBranche & Co Inc., London Stock Exchange Group plc, and Deutsche Börse AG. We also have included a new peer group to incorporate a number of changes that have occurred among our peer companies as a result of initial public offerings and merger activity. Companies included in the new peer group are Chicago Mercantile Exchange Holdings Inc., London Stock Exchange Group plc, Deutsche Börse AG, CBOT Holdings Inc., Intercontinental Exchange Inc., International Securities Exchange Inc. Holdings and NYSE Group Inc. Peer companies that have less than one year of trading history have not been included in the new peer group. Information for the indices and peer groups is provided for the period from July 2, 2002 (the date on which our common stock began trading on the Over-the-Counter Bulletin Board) through December 31, 2006. The figures represented below assume an initial investment of $100 in common stock at the closing prices on July 2, 2002 and in the Nasdaq Composite Stock Index and the Standard & Poor’s 500 Stock Index on June 30, 2002 and the reinvestment of all dividends into shares of common stock.

	7/02	12/02	12/03	12/04	12/05	12/06
The Nasdaq Stock Market Inc.	100.00	66.12	62.48	67.44	232.60	203.57
NASDAQ Composite	100.00	92.32	137.48	150.17	154.57	175.77
S & P 500	100.00	89.70	115.44	128.00	134.28	155.50
New Peer Group	100.00	90.16	126.53	224.15	357.10	630.52
Old Peer Group	100.00	94.32	112.15	180.69	275.89	453.37

Item 6. Selected Consolidated Financial Data.

The following table sets forth selected consolidated financial data on a historical basis for Nasdaq. The following information should be read in conjunction with the consolidated financial statements and notes thereto of Nasdaq included elsewhere in this Form 10-K.

Selected Consolidated Financial Data

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except share and per share amounts)
Statements of Income Data:
Total revenues(1)	$1,657,776	$879,919	$540,441	$589,845	$787,154
Cost of revenues(1)	(970,381)	(353,908)	(55,845)	—	—

Gross margin	687,395	526,011	484,596	589,845	787,154
Total expenses	473,306	412,348	476,413	647,159	675,307
Net income (loss) from continuing operations	127,893	61,690	1,804	(45,112)	65,021
Net income (loss) from discontinued operations, net of taxes(2)	—	—	9,558	(60,335)	(21,893)
Net income (loss)	127,893	61,690	11,362	(105,447)	43,128
Net income (loss) applicable to common stockholders	127,203	55,093	(1,826)	(113,726)	33,363
Basic and diluted earnings (loss) per share:
Basic earnings (loss) per share:
Continuing operations	$1.22	$0.68	$(0.14)	$(0.68)	$0.66
Discontinued operations	—	—	0.12	(0.77)	(0.26)

Total basic earnings (loss) per share	$1.22	$0.68	$(0.02)	$(1.45)	$0.40

Diluted earnings (loss) per share:
Continuing operations	$0.95	$0.57	$(0.14)	$(0.68)	$0.66
Discontinued operations	—	—	0.12	(0.77)	(0.26)

Total diluted earnings (loss) per share	$0.95	$0.57	$(0.02)	$(1.45)	$0.40

Weighted average common shares outstanding for earnings (loss) per share:
Basic	104,311,040	80,543,397	78,607,126	78,378,376	83,650,478
Diluted	144,228,855	111,913,715	78,607,126	78,378,376	84,073,381

	December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Balance Sheets Data:
Cash and cash equivalents and available-for-sale investments(3)	$1,950,204	$344,606	$233,099	$334,633	$423,588
Total assets(4)	3,716,452	2,046,786	814,820	851,254	1,175,914
Total long-term liabilities(4)	1,798,466	1,467,453	449,941	452,927	636,210
Total stockholders’ equity(4)	1,457,355	253,007	156,563	160,696	270,872

(1)

Pursuant to Emerging Issues Task Force, or EITF, of the Financial Accounting Standards Board, or FASB, Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” or EITF 99-19, we record execution revenues from transactions on a gross basis in revenues and record related expenses such as liquidity rebate payments and execution costs as cost of revenues. We have recorded execution revenues related to the Brut and INET platforms on a gross basis since the related acquisitions, as Brut and INET have historically had risk as principal on transactions executed through their respective platforms. On February 1, 2006, Brut and INET merged together into a single broker-dealer, Brut, LLC, which was later renamed, Nasdaq Execution Services, LLC. Starting with the second quarter of 2005, we have reported execution revenues from transactions on our legacy platform on a gross basis in revenues and reported related expenses as cost of revenues, as we have certain risk associated with trade execution, subject to rule limitations and caps, as a result of our Limitation of Liability Rule. This change in presentation was implemented on a prospective basis beginning April 1, 2005 as required under GAAP, as a direct result of the rule change. This rule change did not have a material impact on the consolidated financial position or results of operations of Nasdaq.

(2)	Net of tax provision (benefit) for income taxes of $5,595 in 2004, $(3,663) in 2003 and $128 in 2002.
(3)

Includes our investment in the LSE accounted for in accordance with Statement of Financial Accounting Standards, or SFAS, No. 115 “Accounting for Certain Investments in Debt and Equity Securities,” or SFAS 115, at December 31, 2006. See Note 7, “Investments,” to the consolidated financial statements for further discussion.

(4)	Includes continuing and discontinued operations for 2003 and 2002.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of the financial condition and results of operations of Nasdaq in conjunction with our consolidated financial statements and related notes included in this Form 10-K, as well as the discussion under Item 1A. Risk Factors. We have reclassified prior period amounts presented in the discussion and analysis to conform to the 2006 presentation.

Overview

Nasdaq had a highly successful year in 2006. Our financial performance improved substantially, going from net income of $61.7 million or $0.57 per diluted share in 2005, to net income of $127.9 million or $0.95 per diluted share in 2006. Our recent acquisitions contributed to our earnings and we expect further contributions from them in our future results. Our investment in the LSE also contributed to our 2006 earnings and included a $29.4 million unrealized gain, net of tax, on foreign currency option contracts purchased to hedge the foreign exchange exposure on our acquisition bid for the LSE. In August 2006, we began operating as a national securities exchange for Nasdaq-listed securities and on February 12, 2007 became operational as a national securities exchange in non-Nasdaq-listed securities. We recently completed the integration of Nasdaq’s legacy execution system and the Brut and INET execution systems onto a single platform. In October 2006, we migrated all trading in Nasdaq-listed securities to the INET platform, and all non-Nasdaq-listed securities trading on the Brut platform to INET’s platform in November 2006.

In addition to the above, during 2006, we:

•	Acquired a stake in the LSE totaling approximately 28.8% of the issued share capital of the LSE, after taking into account LSE’s recent share buybacks.

•

Completed the acquisition of PrimeNewswire, a firm specializing in press release newswire services, enabling us to offer information distribution and multimedia services as part of our Corporate Client services.

•	Acquired Shareholder.com, allowing us to offer shareholder communications and investor relations intelligence services to issuers, which is also a part of our Corporate Client services.

•	Created The Nasdaq Global Select Market, a new listing tier with the highest initial listing standards in the world.

•	Improved our matched market share in NYSE-listed securities to 10.4% for the year ended December 31, 2006, up from 4.2% for the year ended December 31, 2005.

•

Completed two offerings of our common stock: 1) 15,979,513 shares of common stock at $40.00 per share including 8,042,142 shares sold by Nasdaq with $104.7 million in proceeds used to redeem our Series C Cumulative preferred stock; 2) 18,500,000 shares of common stock at $37.36 per share with the net proceeds used to prepay a portion of the amount outstanding under our April 2006 Credit Facility.

•	Redeemed the Series D preferred stock that had been issued to NASD. NASD no longer maintains voting control over us.

Our 2006 results were impacted by the following:

•

Improved gross margin (revenues less cost of revenues) from our Market Services segment. Gross margin from Market Services increased $138.2 million, or 46.1%, to $437.9 million in 2006, compared with $299.7 million in 2005 due to the following:

•

Increases in our market share and average daily share volume partially offset by higher cost of revenues and a decline in the subscriber base for legacy access services products which we discontinued as of December 31, 2005. Nasdaq’s market share increased primarily due to the INET acquisition as our 2006 results include INET’s operations for a full year compared with less than one month of operations in 2005. The increase in cost of revenues was due to an increase in liquidity rebates and an increase in clearance, brokerage and exchange fees also primarily due to our market share increase resulting from the INET acquisition.

•	Increase in market subscription users which increased our Market Services subscriptions fees.

•	Removal of Nasdaq Quotation Dissemination Services, or NQDS, from the UTP Plan, reducing overall shareable UTP revenues.

•

Increase in revenues from our Issuer Services segment. Revenues increased $22.9 million, or 10.1%, to $249.0 million in 2006, compared with $226.1 million in 2005, primarily due to our recent acquisitions.

•

Increase in total expenses of $61.0 million, or 14.8%, to $473.3 million in 2006 compared with $412.3 million in 2005 as a result of the INET integration and additional cost reduction activities and recent acquisitions.

•

Increase in net interest expense of $58.9 million to $66.5 million in 2006 compared with $7.6 million in 2005 as a result of additional debt issued to finance the acquisition of INET and our investment in the LSE.

•	Dividend income of $16.2 million in 2006 due to the receipt of ordinary dividends from our investment in the LSE.

•

Gain on foreign currency option contracts of $48.4 million in 2006. We purchased foreign currency option contracts in order to hedge the foreign exchange exposure on our acquisition bid for the LSE. This position is marked-to-market at each reporting period resulting in gains and losses, which are included in net income.

These current and prior year items are discussed in more detail below.

Business Environment

Nasdaq serves listed companies, market participants and investors by providing a high quality cash equity market, thereby enabling corporate growth and entrepreneurship. In broad terms, our business performance is impacted by a number of drivers including macroeconomic events affecting the risk and return of financial assets, investor sentiment regarding the outlook for equity investments, the regulatory environment for primary and secondary equity markets, and changing technology in the financial services industry. Our future revenues, gross margin and net income will continue to be influenced by domestic and international trends including:

•	the number of companies seeking equity financing, which is affected by factors such as investor demand, the economy, alternative sources of financing, and tax and regulatory policies;

•	trading volumes, particularly in U.S. equity securities, which are driven primarily by overall macroeconomic conditions;

•	competition for listings and trading executions related to pricing, and product and service offerings; and

•	other technological advancements and regulatory developments

Currently our business drivers are characterized by moderate economic growth in response to the policy actions of a number of global central banks, positive U.S. investor sentiment evidenced by record highs in a number of major domestic stock market indices, significant regulatory changes in the U.S. and the European Union, and continued rapid evolution and deployment of new technology in the financial services industry. The business environment created by these drivers and driving our financial performance can be characterized as follows:

•	a robust environment for equity issuance with capital raised by Nasdaq issuers hitting a six year high;

•	continuing growth of financing alternatives to public equity for both new and established companies;

•	strong equity trading volumes in the U.S. and internationally;

•	intense competition among U.S. exchanges for both equity trading volume and listings;

•	globalization of customers and competitors extending competitive horizon beyond U.S.;

•	customers’ demands for speed, capacity, and reliability require continuing investment in technology; and

•	regulation NMS in the U.S. likely to increase competition for trading volume and data revenue.

2007 Outlook

We believe the completion of the integration of Nasdaq’s legacy execution system and the Brut and INET execution systems onto a single platform has provided the foundation for improved execution quality and speed, while maintaining the attributes of The Nasdaq Market Center, including market making functionality, attributed quotes, and the Opening, Closing, Halt and IPO Crosses. Furthermore, the single platform will create additional cost savings as legacy trading and support hardware and systems are no longer required. These improvements in The Nasdaq Market Center are the foundations for our plans to continue to increase our market share of U.S. equity trading. Market share gains by The Nasdaq Market Center are expected to raise the value of our proprietary market data products, while the introduction of new data products currently under development and the continuing adoption of our flagship TotalView book feed are also expected to drive our results for the coming year. Beginning in the second quarter of 2007, we anticipate that the remaining elements of Regulation NMS will be implemented. We believe that the full implementation of this regulation will lead to moderate increases in average daily share volume as formerly manual exchanges complete their automation processes. These volume increases should benefit all aspects of our Market Services segment. Also during the coming year for our Issuer Services segment, company listings should continue to benefit as the climate for IPOs and secondary offerings remains positive. Finally, we will look for additional sources of revenue through enhanced product offerings and/or potential acquisitions that complement our business.

Acquisition of LSE

We, through our wholly-owned subsidiary NAL hold an investment in the LSE totaling approximately 28.8% of the issued ordinary share capital of the LSE. We acquired these shares from LSE shareholders in a series of purchases beginning in April 2006.

On March 9, 2006, we submitted a non-binding indication of interest to acquire the LSE which was rejected by the board of LSE. In November 2006, we announced the terms of final offers to acquire all of the ordinary share capital of LSE not already owned by NAL at a price of 1,243 pence per share and all of the B Share Capital of LSE at a price of 200 pence (plus accrued dividend) per share. These final offers lapsed on February 10, 2007.

We will continue to explore and evaluate strategic opportunities in the global markets to build on our existing position as the largest electronic equities exchange in the United States. We have a highly disciplined approach to acquisitions and will only consummate transactions to the extent they deliver clear and visible benefits for our shareholders, and enable us to allocate benefits to market participants. See Item 1. “Business—Acquisition Strategy” and Item 1A. “Risk factors—Future acquisitions, partnerships and joint ventures may require significant resources and/or result in significant unanticipated losses, costs and liabilities” for further discussion.

Business Segments

We manage, operate and provide our products and services in two business segments: Market Services and Issuer Services.

•

Market Services segment includes our transaction-based business (The Nasdaq Market Center) and our market information services business (Nasdaq Market Services Subscriptions), which are interrelated because the transaction-based business generates the quote and trade information that we sell to market participants and data vendors.

•

Issuer Services segment includes our securities listings business, insurance business, shareholder and newswire services (Corporate Client Group) and our financial products business (Nasdaq Financial Products). The companies listed on The Nasdaq Stock Market represent a diverse array of industries. This diversity of Nasdaq-listed companies allows us to develop industry-specific and other Nasdaq indexes that we use to develop and license financial products and associated derivatives.

Because of these interrelationships, our management allocates resources, assesses performance and manages these businesses as two separate segments. See Note 20, “Segments,” to the consolidated financial statements for further discussion.

Cost Reductions and Operating Efficiencies

During the past several years, we have taken significant steps to grow our business and enhance our competitive position. We have successfully reduced technology costs, eliminated non-core products, scaled back our workforce and consolidated our real estate facilities and operations. The INET integration has accelerated our migration to a low-cost trading platform and is resulting in significant operating synergies.

During 2006, we incurred incremental pre-tax expenses of approximately $40.9 million in connection with taking actions to improve our operational efficiency, including the integration of INET. In 2005, we incurred similar charges of approximately $20.0 million, net. Excluding the release of a sublease loss reserve described in Note 5, “Cost Reduction Program, INET Integration and Strategic Review,” total pre-tax charges taken during 2005 were $32.1 million.

Some of the key steps we have taken to reduce our costs and expenses include:

•

Reducing our computer operations and data communications expense primarily through the renegotiation of contracts with major suppliers and a reduction in the number of technology operating platforms that we support. In 2006, our computer operations and data communications expense was $41.5 million compared with $62.4 million for 2005, a decrease of $20.9 million, or 33.5%.

•

Reducing our headcount by eliminating 100 positions during 2006 as a result of our cost reduction program. However, headcount increased from 865 at December 31, 2005 to 904 at December 31, 2006, in part as a result of 119 employees acquired in the PrimeNewswire and Shareholder.com acquisitions.

•

Further consolidating our real estate facilities. In July 2006, we completed the sale of our building and related assets located in Trumbull, Connecticut. Also, in 2006, we consolidated our data centers and reduced floor space without impact to our customers, which will result in lower annual technology costs. As of December 31, 2006, we occupy approximately 487,400 square feet and are committed to approximately 566,600 square feet; of this committed amount, we have sublet approximately 74,300 square feet and approximately 4,900 square feet remains available for sublease.

Sources of Revenues

Market Services

Nasdaq Market Center

The Nasdaq Market Center is our transaction-based platform that provides our market participants with the ability to access to The Nasdaq Stock Market execution services, such as quoting and trading capabilities, and reporting services such as trade reporting and risk management. We provide these services for Nasdaq-listed and non-Nasdaq-listed securities. Until September 30, 2005, we also provided these services for securities authorized for trading on the OTCBB. Effective October 1, 2005, we transferred responsibility for the OTCBB to NASD. See Note 13, “Related Party Transactions,” to the consolidated financial statements for further discussion.

On December 8, 2005, we completed our acquisition of INET. Our 2005 results include activity related to INET from December 8, 2005 through December 31, 2005 and our 2006 results include activity related to INET for the entire year. As noted above, we recently completed the integration of Nasdaq’s legacy execution system and the Brut and INET execution systems onto a single platform.

We provide our customers with the ability to execute trades electronically in equity securities. The primary fee for these execution services is a transaction execution charge, assessed on a per share basis to the party that accesses the liquidity provided by another market participant. In most circumstances, we credit a portion of the per share execution charge as a rebate to the market participant that provides the liquidity. We also earn revenues based on our share of trading securities listed on the NYSE and Amex. Many of our competitors engage in aggressive price competition by reducing the transaction fees they charge customers for trade execution. As a result of this competition, during 2005, we significantly reduced the transaction fees we charge our customers for trade execution, particularly for large-volume customers. In early 2006, in connection with our acquisition of INET, we adjusted our transaction fees to harmonize our pricing structure with INET, whose fees had been higher than ours. In February 2007, we announced new equities pricing to harmonize the trading of Nasdaq-listed and non-Nasdaq-listed securities into one pricing schedule. Also, we announced a pricing change, effective March 1, 2007, that will lower access and routing fees for high volume customers. We periodically reexamine our pricing structure to ensure that our fees remain competitive.

We also generate revenue by charging fees for trade reporting, trade comparison, order routing and providing risk management services. Although we do not currently charge market participants for most of the trades they report to us, we do earn revenues for all trades reported to us in the form of shared market information revenues under the UTP Plan for Nasdaq-listed securities, under the CTA Plan for NYSE-listed securities and the CQ Plan for Amex- and regional exchange-listed securities.

Also, Nasdaq pays fees to the SEC pursuant to Section 31 of the Securities Exchange Act of 1934, or Section 31 fees. These fees are recorded as execution and trade reporting revenues with a corresponding amount recorded as cost of revenues. The Section 31 fees are designed to recover the costs to the government of supervision and regulation of securities markets and securities professionals. Nasdaq collects the fees as a pass-through charge from organizations executing eligible trades on Nasdaq’s legacy execution system or exchange platforms (INET’s and Brut’s platforms) and recognizes these amounts in cost of revenues when invoiced. Section 31 fees received are included in cash at the time of receipt and, as required by law, the amount due to the SEC is remitted semiannually and recorded as an accrued liability until paid. Since the amount recorded in revenues is equal to the amount recorded in cost of revenues, there is no impact on Nasdaq’s gross margin or net income.

Finally, The Nasdaq Market Center generates revenue by providing market participants with a front-end workstation and by offering several different alternatives to access The Nasdaq Market Center. The type of connectivity is determined by the level of functionality a customer needs. During 2005, we completed the necessary steps to exit a low-margin business related to our legacy service products and associated proprietary network. See “—Operating Results-Nasdaq Market Center.”

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

In the second quarter of 2006, upon consultation with the SEC, it was determined that the approval of Amendment 13 to the UTP Plan on February 7, 2006 resulted in the immediate removal of NQDS from the UTP Plan. As a result, we were no longer required to share revenues from NQDS, the best quote information from each market participant, effective as of February 7, 2006. We still are required to share UTP Plan revenues related to trade reports and the best priced quotations in our market, or Level 1.

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

Issuer Services

Corporate Client Group

The Corporate Client Group provides customer support services and products to Nasdaq-listed companies and is responsible for obtaining new listings on The Nasdaq Stock Market. We charge issuers an initial listing fee, a fee for listing of additional shares and an annual fee. The initial listing fee for securities listed on The Nasdaq Stock Market includes a listing application fee and a total shares outstanding fee. The fee for listing of additional shares is based on the total shares outstanding, which we review quarterly. Annual fees for securities listed on The Nasdaq Stock Market are based on total shares outstanding. In the beginning of 2005, Nasdaq increased the amount of its annual fees for both The Nasdaq National Market and The Nasdaq Capital Market in a range of approximately 14.0% to 31.0%. Initial listing and listing of additional shares fees are recognized on a straight-line basis over estimated service periods, which are six and four years, respectively, based on our historical listing experience, pursuant to the requirements of SEC Staff Accounting Bulletin Topic 13: Revenue

Recognition, or SAB Topic 13. In February 2007, the SEC approved a new pricing structure for our annual listing fees. This new schedule generally increases the annual and listing of additional shares fees listed companies pay to us, as well as the initial listing fee to list on The Nasdaq Capital Market.

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

On January 1, 2005, we purchased the remaining 50.0% interest in the Nasdaq Insurance Agency from AIG for nominal consideration. The agency provides insurance brokerage services and specializes in the director and officer liability insurance market. On October 1, 2005, we completed the acquisition of Carpenter Moore, an insurance brokerage firm specializing in management liability. The purchases of the Nasdaq Insurance Agency and Carpenter Moore provide current and future Nasdaq-listed companies and other customers with a full service corporate insurance broker offering customized risk management advice and insurance placement services. Carpenter Moore also added depth of brokerage expertise in directors and officers, errors and omissions and other management liability insurance products, and has significantly expanded regional coverage. On February 1, 2006, we completed the acquisition of Shareholder.com, a firm specializing in shareholder communications and investor relations intelligence services. Shareholder.com continues to offer its comprehensive suite of services to all publicly traded companies who wish to optimize investor relations capabilities. On September 1, 2006, we completed the acquisition of PrimeNewswire, a press release newswire services firm. PrimeNewswire further enhances Nasdaq’s investor relations and corporate communications suite. Our 2006 results include activity related to Shareholder.com from February 1, 2006 through December 31, 2006 and PrimeNewswire from September 1, 2006 through December 31, 2006. Results for Carpenter Moore are included beginning October 1, 2005. See “Purchase Acquisitions and Combinations,” of Note 3, “Business Combinations,” to the consolidated financial statements for further discussion.

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

In 2007, subject to SEC approval, we plan to launch our Portal Trading System, a system allowing for online trading of securities pursuant to Rule 144A. The Portal Market will then be a comprehensive offering including capital formation, trading, data and financial products. In 2006, we continued to facilitate the processing service for Rule 144A eligible securities through Portal with nearly 2,700 applications processed.

Nasdaq’s Operating Results

Key Drivers

The following table includes data showing average daily share volume in Nasdaq-listed securities and the percentage of share volume of Nasdaq- NYSE- and AMEX-listed securities reported to The Nasdaq Market Center. In addition, the table shows drivers for our Issuer Services segment. In evaluating the performance of our business, our senior management closely watches these key drivers.

	Year Ended December 31,
	2006	2005		2004
Average daily share volume in Nasdaq securities (in billions)	2.01	1.80		1.81
Matched market share in Nasdaq securities(1)	48.5%	28.1%		17.1%
Touched market share in Nasdaq securities(2)	55.1%	32.7%		19.9%
Total market share in Nasdaq securities(3)	77.2%	57.0%		51.3%
Matched market share in NYSE securities(1)	10.4%	4.2	%(6)	NA
Touched market share in NYSE securities(2)	24.2%	10.8	%(6)	NA
Total market share in NYSE securities(3)	25.8%	17.6%		13.7%
Total market share in Amex securities(3)	46.4%	32.4%		30.3%
Initial public offerings	137	126		148
Secondary offerings	214	222		233
New listings(4)	285	269		260
Number of listed companies(5)	3,193	3,208		3,271

(1)	Transactions executed on Nasdaq’s systems.
(2)	Transactions executed on Nasdaq’s systems and routed to other external venues.
(3)	Transactions executed on Nasdaq’s systems and internal trades reported to Nasdaq.
(4)

New listings includes initial public offerings, including those completed on a best efforts basis, issuers’ listing structured products, closed-end funds, issuers that switched from other listing venues and beginning September 30, 2006, separately listed ETFs.

(5)	Beginning September 30, 2006 number of listed companies also includes separately listed ETFs.
(6)	Includes activity from INET as if the acquisition occurred on January 1, 2005.

NA  Not available.

Segment Operating Results

Of our total 2006 revenues of $1,657.8 million, 84.9% was from our Market Services segment and 15.1% was from our Issuer Services segment. Of our total 2005 revenues of $879.9 million, 74.3% was from our Market Services segment and 25.7% was from our Issuers Services segment. Of our total 2004 revenues of $540.4 million, 61.9% was from our Market Services segment and 38.1% was from our Issuers Services segment.

The following table shows our total revenues by segment, cost of revenues and gross margin:

	Year Ended December 31,			Percentage Change
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
	(in millions)
Market Services	$1,408.3	$653.6	$334.5	#	95.4%
Issuer Services	249.0	226.1	205.8	10.1%	9.9%
Other	0.5	0.2	0.1	#	#

Total revenues	$1,657.8	$879.9	$540.4	88.4%	62.8%

Cost of revenues	(970.4)	(353.9)	(55.8)	#	#

Gross margin	$687.4	$526.0	$484.6	30.7%	8.5%

#	Denotes a variance equal to or greater than 100.0%.

MARKET SERVICES

The following table shows total revenues, cost of revenues and gross margin from Market Services:

	Year Ended December 31,			Percentage Change
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
	(in millions)
Nasdaq Market Center:
Execution and trade reporting revenues(1)	$1,186.8	$496.1	$289.1	#	71.6%
Access services revenues	57.5	80.4	89.6	(28.5)%	(10.3)%
Liquidity rebates(2)	—	(35.5)	(130.1)	#	(72.7)%
Tape fee revenue sharing	(21.7)	(11.5)	(8.1)	88.7%	42.0%
Nasdaq General Revenue Sharing Program	(0.2)	(0.4)	(2.3)	(50.0)%	(82.6)%

Total Nasdaq Market Center revenues	1,222.4	529.1	238.2	#	#
Cost of revenues
Liquidity rebates(2)	(644.9)	(255.5)	(38.1)	#	#
Brokerage, clearance and exchange fees(1)	(325.5)	(98.4)	(17.7)	#	#

Total cost of revenues	(970.4)	(353.9)	(55.8)	#	#

Gross margin from Nasdaq Market Center	252.0	175.2	182.4	43.8%	(3.9)%

Nasdaq Market Services Subscriptions:
Proprietary Revenues(3)	68.1	30.2	25.7	#	17.5%
Non-proprietary revenues(3)	130.7	157.4	157.3	(17.0)%	0.6%
Nasdaq Revenue Sharing Programs	(9.9)	(5.5)	(17.8)	80.0%	(69.1)%
UTP Plan revenue sharing	(35.6)	(77.9)	(79.4)	(54.3)%	(1.9)%

Total Nasdaq Market Services Subscriptions revenues	153.3	104.2	85.8	47.1%	21.4%
Other Market Services revenues	32.6	20.3	10.5	60.6%	93.3%

Gross margin from Market Services	$437.9	$299.7	$278.7	46.1%	7.5%

#	Denotes a variance equal to or greater than 100.0%.
(1)

Includes Section 31 fees of $170.6 million in 2006, $29.3 million in 2005 and $1.7 million in 2004. The increase in 2006 is primarily due to a full year of INET’s operations compared with less than one month in 2005 and fees collected as a result of Nasdaq’s operation as a national securities exchange, beginning August 1, 2006 for Nasdaq-listed securities. The increase in 2005 compared with 2004 is due to a full year of Brut’s operations compared with less than four months in 2004.

(2)	See footnote 1 of Item 6. “Selected Consolidated Financial Data,” for discussion of change in reporting liquidity rebates.
(3)

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

Nasdaq Market Center

Execution and trade reporting revenues increased in 2006 compared with 2005 and in 2005 compared with 2004. The increase in 2006 was primarily due to the inclusion of INET’s results as well as increases in market share for NYSE- and Amex-listed securities and increases in average daily share volume. In February 2006, we harmonized our pricing on Nasdaq-listed securities across all of our venues and introduced new pricing on

NYSE-listed securities, which further contributed to the increase in revenues. The Nasdaq-listed pricing increased the execution fees for Brut and Nasdaq’s legacy execution systems, but decreased the execution fees for INET. Also, as discussed above, effective August 1, 2006, as a result of Nasdaq’s operation as a national securities exchange additional Section 31 fees were recorded as execution and trade reporting revenues with a corresponding amount recorded as cost of revenues. Since the amount recorded in revenues is equal to the amount recorded in cost of revenues, there is no impact on Nasdaq’s gross margin or net income. Section 31 fees were $170.6 million in 2006, $29.3 million in 2005 and $1.7 million in 2004. The increase in 2006 is primarily due to a full year of INET’s operations compared with less than one month in 2005 and the fees collected as a result of Nasdaq’s operation as a national securities exchange. The increase in 2005 compared with 2004 is due to a full year of Brut’s operations compared with less than four months in 2004.

The increase in 2005 of execution and trade reporting revenues was primarily due to increases in trade execution market share for Nasdaq-, NYSE- and Amex-listed securities, an increase in the percentage of share volume reported to Nasdaq’s systems (despite a decrease in average daily share volume) and additional trading activity due to the acquisitions of Brut and INET. In 2004, Brut results were included beginning September 7, 2004, compared with a full year of operations in 2005. Partially offsetting these increases were decreases in trade reporting and fee reductions for The Nasdaq Market Center introduced in 2004. Despite this increase in execution and trade reporting revenues, gross margin from The Nasdaq Market Center decreased in 2005 compared with 2004 due to increases in the amount that Nasdaq rebated as a result of the increases from Brut activity, additional INET activity and an increase in market share.

Access services revenues decreased in 2006 compared with 2005 and in 2005 compared with 2004 primarily due to the retirement of our legacy access services products and associated proprietary network in the fourth quarter of 2005, when we completed the transition to the new Nasdaq Workstation. Beginning in 2005, we migrated users away from our legacy access services products towards our new QIX protocol, FIX connectivity and new Nasdaq Workstation, all of which operate over third-party networks. By doing so, we were able to reduce our technology and network costs and increase our systems’ scalability without affecting performance or reliability. The revenues for these discontinued products totaled $58.3 million in 2005 and $74.1 million in 2004. Expenses related to the discontinued products were $46.5 million in 2005 and $94.3 million in 2004. The industry standards and third-party products are more efficient and cost effective but produce lower revenues. However, these products contribute more to our operating results than our legacy access services products. Also contributing to the decrease in 2005 compared with 2004 were continued market participant consolidations. Partially offsetting the decrease in 2006, were access services revenues from INET and the new Nasdaq Workstation and increased revenues from FIX and QIX.

We share tape fee revenues from NYSE- and Amex-listed securities through The Nasdaq Market Center tape fee revenue sharing. We earn tape fee revenues from NYSE- and Amex-listed securities based upon both the percentage of trades reported to The Nasdaq Market Center for securities listed on these exchanges and the size of NYSE and Amex revenue sharing pools. The increases in 2006 compared with 2005 and 2005 compared with 2004 were primarily due to an increase in trade execution market share in both NYSE- and Amex-listed securities. In 2006, the increase in trade execution market share was partially offset by amounts retained that pre-acquisition were shared with INET, and pricing changes in February 2006 which eliminated certain trades from being eligible for revenue sharing.

The Nasdaq Market Center shared revenues under the Nasdaq General Revenue Sharing Program through the second quarter of 2006. This discretionary program required us to share operating revenue, which is interpreted to mean net revenue after expenses from all services that derive revenue, from member trading and trade reporting activity in Nasdaq-listed securities. The program was designed to provide an incentive for quoting market participants to send orders and report trades to The Nasdaq Market Center. Under a new program introduced in the third quarter of 2006, we have refocused the revenue sharing program to trades that are reported to the TRF. The total amount of revenue shared with market participants has decreased in 2006 and 2005. See Nasdaq Market Services Subscriptions below for further discussion of the revenue sharing programs.

The Nasdaq Market Center liquidity rebates, in which we credit a portion of the per share execution charge to the market participant that provides the liquidity, increased in 2006 compared with 2005 and in 2005 compared with 2004. The 2005 comparison includes $35.5 million and the 2004 comparison includes $130.1 million recorded net in total revenues which was before Nasdaq’s Limitation of Liability Rule. The increase in liquidity rebates in 2006 was primarily due to the inclusion of INET’s results for a full year of operations as well as an increases in average daily share volume and increases in trade execution market share for NYSE- and Amex-listed securities. In February 2006, we harmonized our pricing for all of our venues, which increased the per share liquidity rebates for INET, but decreased the per share liquidity rebates for Brut and Nasdaq’s legacy execution system. Also beginning February 2006, we began paying rebates on NYSE- and Amex-listed securities. The increase in 2005 compared with 2004 was primarily due to a full year of Brut’s operations compared with four months in 2004, additional activity from INET’s operations and increases in market share.

Brokerage, clearance and exchange fees are additional cost of revenues for the Brut and INET platforms and beginning August 1, 2006, for Nasdaq’s legacy execution system. The increase in brokerage, clearance and exchange fees for 2006 compared with 2005 was primarily due to the inclusion of INET’s results for a full year as well as increases in average daily share volume and increases in trade execution market share for NYSE- and Amex-listed securities and additional Section 31 fees due to Nasdaq’s operations as an exchange. As noted above, effective August 1, 2006, as a result of Nasdaq’s operations as an exchange, additional Section 31 fees were recorded as execution and trade reporting revenues as well as a corresponding cost of revenues. The increase in brokerage, clearance and exchange fees for 2005 compared with 2004 was due to a full year of Brut’s operations, additional activity from INET’s operations and increases in market share.

Nasdaq Market Services Subscriptions

Proprietary revenues increased in 2006 compared with 2005 and in 2005 compared with 2004. The increase in 2006 was primarily due to the classification change of NQDS revenues as non-proprietary to proprietary. As discussed above, effective February 7, 2006, Nasdaq is no longer required to share revenues from NQDS. Also contributing to the increase in 2006 was an increase in TotalView subscribers and related revenues and a price increase for MFQS due to functionality improvements. Partially offsetting these increases was a reduction in OTCBB revenues related to the transfer of the OTCBB back to NASD. The increase in proprietary revenues in 2005 compared with 2004 was primarily due to an increase in TotalView subscribers and the launch of OpenView in January 2005.

Non-proprietary revenues decreased in 2006 compared with 2005 primarily due to the classification change of NQDS revenues as discussed above. Partially offsetting this decrease was an increase in the number of Level 1 non-professional users and an audit of data usage by a major market distributor in the first quarter of 2006. Non-proprietary revenues were relatively flat in 2005 compared with 2004 as the number of Level 1 and NQDS subscriptions remained relatively flat year over year.

We also share Market Services Subscriptions revenues under revenue sharing programs. Prior to the third quarter of 2006, we shared Nasdaq Market Services Subscriptions revenues under the Nasdaq General Revenue Sharing Program. Effective July 1, 2006, we changed the terms of this program and under the new Nasdaq Data Revenue Sharing Program, now share 50.0% of internal trades reported to us. The amount of Nasdaq Market Services Subscriptions revenues shared under Nasdaq’s revenue sharing programs increased in 2006 compared with 2005 and decreased in 2005 compared with 2004 primarily due to changes in the amount shared under the programs.

Nasdaq also shares tape fee revenues for Nasdaq-listed securities through the UTP Plan. Under the revenue sharing provision of the UTP Plan, we are permitted to deduct costs associated with acting as the exclusive Securities Information Processor from the total amount of tape fees collected. After these costs are deducted from the tape fees, we distribute to the respective UTP Plan participants, including Nasdaq, their share of tape fees based on a combination of their respective trade volume and share volume. Our tape fee revenue sharing allocated to UTP Plan participants decreased in 2006 compared with 2005 and in 2005 compared with 2004. The decrease in 2006 was primarily due to an increase in our UTP market share primarily due to the INET acquisition which resulted in INET trades being reported to us in 2006, decreasing the amount Nasdaq shared with UTP participants. Also, as discussed above Nasdaq is no longer required to share revenues from NQDS thereby reducing the amount of revenue shared with UTP Plan participants. The decrease in UTP Plan revenue sharing in 2005 compared with 2004 was primarily due to a stronger market share resulting from including Brut trade reporting activity for a full year, decreasing the amount Nasdaq shared with UTP participants. Brut began to report its trades to The Nasdaq Market Center on September 1, 2004. Partially offsetting the stronger market share in 2005 was a reduction in the costs of operating the Securities Information Processor and administering the UTP Plan. Due to significant cost reduction efforts within Nasdaq, Nasdaq has been able to reduce the costs of those activities, to the benefit of all UTP Plan exchanges that trade Nasdaq-listed securities, which resulted in an increase in net shareable income.

Other Market Services

Other Market Services revenues increased in 2006 compared with 2005 and in 2005 compared with 2004. These increases were primarily due to a contract between NASD and Nasdaq for the operations of the OTCBB, which took effect on October 1, 2005. We transferred responsibility for the OTCBB back to NASD, but agreed to continue to operate the OTCBB on a contract basis for two years, subject to renewals. Also contributing to the increase in 2005 was the receipt of revenues from NASD for technology and development support services that we provide to NASD for a fixed income trade reporting platform beginning November 1, 2004. Nasdaq entered into a new contract with NASD in November 2004 for the technology and development support services. See Note 13, “Related Party Transactions,” to the consolidated financial statements for further discussion.

ISSUER SERVICES

The following table shows the revenues from our Issuer Services segment:

	Year Ended December 31,			Percentage Change
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
	(in millions)
Issuer Services:
Corporate Client Group	$209.5	$187.6	$165.3	11.7%	13.5%
Nasdaq Financial Products	39.5	38.5	40.5	2.6%	(4.9)%

Total Issuer Services revenues	$249.0	$226.1	$205.8	10.1%	9.9%

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

	Year Ended December 31,
	2006		2005		2004
	As Reported	Billed Basis	As Reported	Billed Basis	As Reported	Billed Basis
	(in millions)
Annual renewal fees	$107.9	$107.9	$107.8	$107.8	$91.4	$91.4
Listing of additional shares fees	36.9	36.0	37.6	37.4	36.8	45.9
Initial listing fees	23.2	24.5	29.2	24.5	31.1	27.1
Corporate Client services	41.5	41.5	13.0	13.0	6.0	6.0

Total Corporate Client Group revenues	$209.5	$209.9	$187.6	$182.7	$165.3	$170.4

	Percentage Change
	2006 vs. 2005		2005 vs. 2004
	As Reported	Billed Basis	As Reported	Billed Basis
Annual renewal fees	0.1%	0.1%	17.9%	17.9%
Listing of additional shares fees	(1.9)%	(3.7)%	2.2%	(18.5)%
Initial listing fees	(20.5)%	—	(6.1)%	(9.6)%
Corporate Client services	#	#	#	#
Total Corporate Client Group revenues	11.7%	14.9%	13.5%	7.2%

#	Denotes a variance equal to or greater than 100.0%.

Corporate Client Group revenues are primarily derived from fees for annual renewals, listing of additional shares and initial listings for companies listed on The Nasdaq Stock Market and from Corporate Client services. Fees are generally calculated based upon total shares outstanding for the issuing company. These fees are initially deferred and amortized over the estimated periods for which the services are provided. Revenues from annual renewal fees are amortized on a pro-rata basis over the calendar year and initial listing fees and listing of additional shares fees are amortized over six and four years, respectively. The difference between the as reported revenues and the billed basis revenues is due to the amortization of fees in accordance with GAAP. See Note 8, “Deferred Revenue,” to the consolidated financial statements for further discussion. Corporate Client services revenues includes revenues from the Nasdaq Insurance Agency beginning January 1, 2005, Carpenter Moore beginning October 1, 2005, Shareholder.com beginning February 1, 2006, PrimeNewswire beginning September 1, 2006 and other sources for all periods presented.

Annual renewal fees on both an as reported and billed basis were flat in 2006 compared with 2005 and increased in 2005 compared with 2004. The number of companies listed on The Nasdaq Stock Market on January 1, 2006 was 3,208 and 3,271 on January 1, 2005, the date on which listed companies are billed their annual fees. The decrease in the number of listed companies in 2005 was due to 332 delistings by Nasdaq during 2005, partially offset by 269 new listings in 2005. Primarily offsetting the decrease in the number of listed companies was an increase in the average total shares outstanding for The Nasdaq Global Select Market and The Nasdaq Global Market, which increased the annual renewal fees billed. The increase in 2005 was primarily due to an increase in the annual renewal fees in 2005 for both The Nasdaq National Market and The Nasdaq Capital Market in the range of approximately 14.0% to 31.0%. A decrease in the number of companies listed on The Nasdaq Stock Market partially offset the increase in fees in 2005. There were 3,333 companies listed on The Nasdaq Stock Market on January 1, 2004 compared with 3,271 on January 1, 2005. The decrease in the number of listed companies in 2004 was due to 322 issuers delisted by Nasdaq during 2004, partially offset by 260 new listings in 2004. The delistings in 2005 and 2004 were primarily a result of mergers and acquisitions, but were also because of companies’ failure to meet our listing standards.

Listing of additional shares fees on both an as reported and billed basis decreased in 2006 compared with 2005. The billed basis decrease was primarily due to a decline in secondary offerings. There were 214 secondary offerings in 2006 as compared to 222 secondary offerings in 2005. Listing of additional shares fees, on an as reported basis increased and on a billed basis decreased in 2005 compared with 2004. The billed basis decrease in 2005 was primarily due to a decline in secondary offerings as well as the size of the respective offerings. There were 222 secondary offerings in 2005 as compared to 233 secondary offerings in 2004.

Initial listing fees, on an as reported basis, decreased and on a billed basis, remained flat in 2006 compared with 2005. Initial listing fees, on both an as reported and billed basis decreased in 2005 compared with 2004. The billed basis decrease in 2005 was primarily due to a decline in the number of initial public offerings. Also, contributing to the decrease in 2005 was the elimination of entry fees in 2005 for companies that switched to The Nasdaq National Market or The Nasdaq Capital Market from other exchanges and a decline in the number of companies that switched between The Nasdaq National Market and The Nasdaq Capital Market. Listed-companies are charged an entry fee for switching between the two Nasdaq markets. There were 285 new listings, including 137 new initial public offerings, during 2006 compared with 269 new listings, including 126 new initial public offerings, during 2005. There were 260 new listings, including 148 new initial public offerings, during 2004.

Corporate Client services revenues on both an as reported and billed basis increased in 2006 compared with 2005 and in 2005 compared with 2004 primarily due to revenues generated from recent acquisitions of the remaining interest in the Nasdaq Insurance Agency, Carpenter Moore, Shareholder.com and PrimeNewswire.

Nasdaq Financial Products

The following table shows revenues from Nasdaq Financial Products:

	Year Ended December 31,			Percentage Change
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
	(in millions)
Licensing revenues	$34.2	$34.5	$36.7	(0.9)%	(6.0)%
Other revenues	5.3	4.0	3.8	32.5%	5.3%

Total Nasdaq Financial Products revenues	$39.5	$38.5	$40.5	2.6%	(4.9)%

Licensing revenues decreased in 2006 compared with 2005 and in 2005 compared with 2004. The decrease in 2006 compared with 2005 was primarily due to a decline in licensing fees associated with options traded on ETFs based on Nasdaq indexes. Recent court decisions have impacted our ability to collect licensing revenues for options on ETFs that track our indexes (such as QQQ). See Sources of Revenues—Issuer Services—Nasdaq Financial Products, for further discussion. Partially offsetting the decrease in 2006 was higher volume activity for both derivative and third party products as well as increases in third party assets under management. The decrease in 2005 was primarily due to reduced licensing revenues related to the QQQ as a result of its listing moving from Amex to The Nasdaq Stock Market in the fourth quarter of 2004.

Other revenues increased in 2006 compared with 2005 and in 2005 compared with 2004. Nasdaq Financial Products, through its Portal Market, facilitates the eligibility for clearing and settlement services at DTCC of Portal/Rule 144A securities. The increase in other revenues in 2006 was primarily due to an increase in the number of applications seeking Portal designation.

Expenses

Direct Expenses

The following table shows our direct expenses:

	Year Ended December 31,			Percentage Change
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
	(in millions)
Compensation and benefits	$195.7	$152.1	$148.2	28.7%	2.6%
Marketing and advertising	20.5	9.0	12.8	#	(29.7)%
Depreciation and amortization	70.9	67.0	76.3	5.8%	(12.2)%
Professional and contract services	32.0	29.1	23.7	10.0%	22.8%
Computer operations and data communications	41.5	62.4	98.9	(33.5)%	(36.9)%
Provision for bad debts	0.5	3.0	1.1	(83.3)%	#
Occupancy	34.1	28.4	28.7	20.1%	(1.0)%
General, administrative and other	44.3	19.5	41.1	#	(52.6)%

Total direct expenses	$439.5	$370.5	$430.8	18.6%	(14.0)%

#	Denotes a variance greater than 100.0%.

Compensation and benefits expense increased in 2006 compared with 2005 and in 2005 compared with 2004 primarily due to our acquisitions of the remaining 50.0% interest in the Nasdaq Insurance Agency, Carpenter Moore and INET in 2005 and Shareholder.com and PrimeNewswire in 2006. Headcount increased from 786 employees on December 31, 2004 to 865 employees at December 31, 2005 to 904 employees at December 31, 2006 primarily from our acquisitions, partially offset by reductions in force as a result of our cost reduction plan. Also contributing to the increase in 2006 compared with 2005 was share-based compensation expense of $9.9 million recognized under SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123(R), for 2006 compared with share-based compensation expense of $1.4 million for 2005 and $0.5 million for 2004. See “Share-Based Compensation,” of Note 2, “Summary of Significant Accounting Policies,” and Note 12, “Share-Based Compensation,” to the consolidated financial statements for further discussion. The increases in 2006 and 2005 were also due to increased incentive compensation reflecting stronger financial performance.

Marketing and advertising expense increased in 2006 compared with 2005 and decreased in 2005 compared with 2004. The increase in 2006 was primarily due to our new advertising campaign which began in the third quarter of 2006 and costs related to our new listings and dual listing advertisements. In 2005, there was a decline in overall marketing and advertising expenditures as part of Nasdaq’s cost reduction plan.

Depreciation and amortization expense increased in 2006 compared with 2005 and decreased in 2005 compared with 2004. The increase in 2006 was primarily due to intangible amortization expense on identifiable intangible assets purchased in connection with our recent acquisitions, primarily INET, as 2006 includes a full year of amortization expense compared with less than 1 month in 2005. Also contributing to the increase was additional depreciation and amortization expense due to a previous change in the estimated useful life of some of The Nasdaq Market Center assets due to the integration of Nasdaq’s legacy execution system and the Brut and INET execution systems onto a single platform. These increases were partially offset by decreased depreciation expense related to other technology assets. The decrease in 2005 compared with 2004 was primarily due to declines in incremental depreciation and amortization expense on equipment associated with Nasdaq’s quoting platform and its trading and quoting network as we migrated to lower cost operating environments as part of our cost reduction plan. However, as a result of the acquisition of INET, we began to migrate Nasdaq’s legacy execution system to INET’s trading system beginning December 8, 2005 and recorded additional amortization expense due to a change in estimated useful life of some of The Nasdaq Market Center assets, partially offsetting the decrease noted above. Also partially offsetting the decrease in 2005 was intangible amortization expense on identifiable intangible assets acquired in the INET, Brut, Nasdaq Insurance Agency and Carpenter Moore acquisitions.

Professional and contract services expense increased in 2006 compared with 2005 and in 2005 compared with 2004. The increase in 2006 was primarily due to operating costs incurred from recent acquisitions, partially offset by lower technology consulting costs. The increase in 2005 was primarily due to reduced cost reimbursements for support services from NASD related to a new contract entered into with NASD on November 1, 2004 for a fixed income trade reporting platform. See Note 13, “Related Party Transactions,” to the consolidated financial statements for further discussion. Also contributing to the increase in 2005 was an increase in professional fees associated with Sarbanes-Oxley compliance due to our recent acquisitions.

Computer operations and data communications expense decreased in 2006 compared with 2005 and decreased in 2005 compared with 2004. The decreases were primarily due to lower costs associated with providing communication lines to customers due to the retirement of legacy access services products, which we discontinued as of December 31, 2005. Also contributing to the decrease in 2005 was lower costs due to the favorable renegotiation of certain maintenance contracts and hardware leases due to the planned retirement of certain equipment and our renegotiated contract with MCI effective in the second quarter of 2004. For further discussion of the discontinuation of legacy access services products, See “— Operating Results-Nasdaq Market Center.”

Provision for bad debts decreased in 2006 compared with 2005 and increased in 2005 compared with 2004. The decrease in 2006 was primarily due to an increase in collections and the collection of previously reserved aged receivables. As a result of the INET acquisition, an additional bad debt reserve for INET was recorded in

2005 in order for INET to be in compliance with Nasdaq’s collection history and reserve policy, which increased the provision for bad debts in 2005. An increase in collections and decreases in past due account balances partially offset the increase in 2005.

Occupancy expense increased in 2006 compared with 2005 and decreased in 2005 compared with 2004. The increase in 2006 was primarily due to additional costs from our recent acquisitions partially offset by lower rental expense due to our continued real estate consolidation plans. The decrease in 2005 was primarily due to consolidation of leased office space as part of Nasdaq’s cost reduction plans.

General, administrative and other expense increased in 2006 compared with 2005 primarily due to losses incurred on the early extinguishment of debt, the refinancing of our $750.0 million senior term loan facility, a $5.9 million charge recorded on the write-down of a held-for-sale building to fair market value and a net benefit of $9.8 million recognized in 2005 related to decisions affecting our real estate plans as described below. Additionally, in 2006 we recorded charges totaling $2.2 million associated with potential fines or penalties for Brut’s obligations regarding short sales, firm quotes and other reporting and disclosure requirements. In connection with the early extinguishment of the $750.0 million senior term loan facility issued in December 2005, which was refinanced in April 2006, we recorded a charge of $12.3 million for the amortization of debt issuance costs. Additional losses totaling $9.7 million for the amortization of debt issuance costs were recorded on the early extinguishment of portions of the $1.1 billion secured term loan facility of our April 2006 Credit Facility (see Note 9, “Debt Obligations,” to the consolidated financial statements) which was repaid in May 2006 as a result of our equity offering and in November 2006 with excess cash flow. In 2005, we also had a $7.4 million loss on the restructuring of the $240.0 million convertible notes. These increases were partially offset by a realized foreign currency gain related to our investment in the LSE of $8.2 million.

General, administrative and other expense decreased in 2005 compared with 2004 which was primarily due to decisions affecting Nasdaq’s real estate. In 2004, Nasdaq recorded sublease losses totaling $17.1 million primarily for expansion space at Nasdaq’s headquarters located in New York which Nasdaq’s management did not intend to occupy. However, as a result of the acquisition of INET, Nasdaq now occupies the expansion space for INET operations and recorded a release of the sublease loss reserve of $12.1 million, net of rental payments, in the fourth quarter of 2005. Nasdaq released a sublease loss reserve of $1.9 million, net of rental payments, in the third quarter of 2004, on leased property in Rockville, Maryland. Nasdaq management re-evaluated its decision to vacate this space and decided instead to sell a building owned by Nasdaq. We recorded a charge of $7.4 million in the fourth quarter of 2004 for the write-down of this building to fair market value. Nasdaq began marketing the building for sale in the fourth quarter of 2004 and completed the sale of the building in June 2005. Further contributing to the decrease in general and administrative expense was a $2.6 million loss recorded in the fourth quarter of 2004 on a lease transaction for certain of Nasdaq’s technology equipment. Partially offsetting the decrease was a $1.8 million charge recorded in the third quarter of 2005 for the change in the fair market value on the amount of additional payment to NASD for Nasdaq’s Series C Cumulative preferred stock, a $7.4 million loss recorded on the restructuring of the $240.0 million convertible notes in April 2005 in connection with the financing of the INET acquisition and a $1.1 million loss recorded on the early extinguishment of Nasdaq’s $25.0 million senior notes also in connection with the financing of the INET acquisition. See Note 3, “Business Combinations,” Note 5, “2006, 2005 and 2004 Cost Reduction Program, INET Integration and Strategic Review,” Note 9, “Debt Obligations,” and Note 13, “Related Party Transactions,” to the consolidated financial statements for further discussion.

Support Costs From Related Parties, net

Support costs from related parties, net were $33.8 million in 2006 compared with $41.8 million in 2005, a decrease of 19.1%, and were $45.6 million in 2004, a decrease of 8.3% in 2005 compared with 2004. These decreases were primarily due to the transfer of ownership of the OTCBB to NASD which reduced the associated regulatory costs. Also contributing to the decreases was a reduction in surveillance and other regulatory charges from NASDR primarily due to NASD’s review and allocation of expenses among the markets and members it regulates. After December 20, 2006, NASD is no longer a related party. See Note 1, “Organization and Nature of Operations,” to the consolidated financial statements for further discussion.

Net Interest Expense

Net interest expense was $66.5 million in 2006 compared with $7.6 million in 2005 and $5.6 million in 2004, an increase of 35.7% in 2005 compared with 2004. The increase in 2006 was primarily due to additional interest expense on the April 2006 Credit Facility and the Credit Facilities (see Note 9, “Debt Obligations,” to the consolidated financial statements) resulting from the purchase of issued share capital of the LSE. For 2006, the increase was also due to additional interest expense from our $205 million convertible notes issued in April 2005 and from our $750 million senior term loan facility issued in December 2005 to finance the INET acquisition, partially offset by a lower interest coupon rate on our $240 million convertible notes. For 2006, we recorded higher interest income due to higher cash balances and interest rates, which partially offset the increase in net interest expense.

The increase in 2005 was primarily due to additional interest expense from our $205.0 million convertible notes issued in April 2005 and from our $750.0 million senior term loan facility issued in December 2005, in connection with the financing of the INET acquisition. We recorded interest expense on the $750.0 million senior term loan facility since the date of the INET acquisition, December 8, 2005, through December 31, 2005. The increase was partially offset by interest income earned on the proceeds from the issuance of the $205.0 million convertible notes, which was held in a restricted cash account from April 22, 2005 through December 8, 2005, and a lower interest coupon rate on the $240.0 million convertible notes. See Note 3, “Business Combinations,” and Note 9, “Debt Obligations,” to the consolidated financial statements for further discussion.

Dividend Income

Dividend income was $16.2 million in 2006 and represents ordinary dividends from our investment in the LSE in the second and fourth quarters of 2006. In order to hedge our foreign currency exposure on our fourth quarter dividend receivable from the LSE, we entered into a foreign currency forward contract. See Note 16, “Fair Value of Financial Instruments,” to the consolidated financial statements for further discussion. We received the cash for the dividend declared in the fourth quarter of 2006 in January 2007.

Gain on Foreign Currency Option Contracts

The unrealized gain on foreign currency option contracts was $48.4 million in 2006 and represents the gain on the mark-to-market of pound sterling option contracts purchased in the fourth quarter of 2006 in order to hedge the foreign exchange exposure on our acquisition bid for the LSE. This position is marked-to-market at each reporting period resulting in gains and losses, which are included in net income. See Note 16, “Fair Value of Financial Instruments,” for further discussion.

In conjunction with the lapse of our final offer for the LSE, we traded out of these foreign currency option contracts in February 2006. Due to the improving exchange rate of the dollar when compared to the pound sterling, we recorded a pre-tax loss of approximately $7.8 million on these foreign currency option contracts in the first quarter of 2007. The cumulative realized pre-tax gain on the foreign currency option contracts is approximately $40.6 million.

Minority Interest

Minority interest was $0.9 million in 2006 compared with $0.2 million in 2005. We began recording minority interest for Reuters’ minority investment in the Independent Research Network, a joint venture created to help public companies obtain independent analyst coverage, beginning in the third quarter of 2005.

Income Taxes

Nasdaq’s income tax provision was $85.2 million in 2006 compared with $44.6 million in 2005, an increase of 91.0%, and was $0.7 million in 2004. The overall effective tax rate was 40.0% in 2006, 41.9% in 2005 and

29.3% in 2004. The higher effective tax rate in 2005 when compared to 2006 and 2004 was primarily due to a loss on the restructuring of the $240.0 million convertible notes, a portion of which is not deductible for U.S. income tax purposes due to the conversion feature. In addition, in 2004 the effective tax rate was reduced by the realization of research and development tax credits as well as a reduction of a valuation allowance related to a foreign net operating loss carryforward.

The effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of earnings and losses. These same and other factors, including history of pre-tax earnings and losses, are taken into account in assessing the ability to realize deferred tax assets.

In June 2006, the FASB issued a new interpretation of accounting for uncertainty in income taxes. See Future Accounting Requirements below for further discussion.

Discontinued Operations

During the second quarter of 2003, we announced the results of a strategic review of our operations designed to position us for improved profitability and growth. This strategic review included the elimination of non-core product lines and initiatives and resulted in a reduction in our workforce.

As a result of the strategic review, Nasdaq supported the closing of the market operated by Nasdaq Europe S.A./N.V. and reached an agreement to transfer all of Nasdaq’s shares in Nasdaq Europe to one of that company’s original investors. Following the transfer of Nasdaq’s interest in Nasdaq Europe, results from this subsidiary were reclassified as discontinued operations in Nasdaq’s Consolidated Statements of Income.

As part of the transaction, Nasdaq Europe’s new owner committed to seek to restructure the company’s obligations and, in that context, to request from certain major creditors releases of any claims they might have against Nasdaq Europe’s former directors, officers and shareholders (if such claims are related to Nasdaq’s prior ownership interest in Nasdaq Europe). Nasdaq recorded liabilities of $15.1 million that management believed were sufficient to satisfy any potential claims against Nasdaq. In the fourth quarter of 2004, Nasdaq was provided evidence that these claims (related to Nasdaq’s prior ownership interest in Nasdaq Europe) of certain creditors were satisfied or settled without any liability for Nasdaq and released the $15.1 million reserve it maintained in connection with such claims and liabilities. The release of the reserve was recorded as income from discontinued operations in the Consolidated Statements of Income, net of taxes of $5.6 million.

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

The following sections discuss the effects of changes in our cash flows, capital requirements and other commitments on our liquidity and capital resources.

Cash and Cash Equivalents and Investments and Changes in Cash Flows

The following tables summarize our cash and cash equivalents and investments and changes in cash flows:

	December 31, 2006	December 31, 2005	Percentage Change
	(in millions)
Cash and cash equivalents	$322.0	$165.2	94.9%
Available-for-sale investments, at fair value(1)	1,628.2	179.4	#

Total	$1,950.2	$344.6	#

#	Denotes a variance greater than 100.0%.
(1)	Available-for-sale investments include our $1.6 billion investment in the LSE.

	Year Ended December 31,			Percentage Change
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
	(in millions)
Cash provided by operating activities	$201.1	$120.9	$117.0	66.3%	3.3%
Cash used in investing activities	(1,274.4)	(953.4)	(201.3)	33.7%	#
Cash provided by (used in) financing activities	1,230.1	939.5	(6.5)	30.9%	#

#	Denotes a variance greater than 100.0%.

Cash and cash equivalents and available-for-sale investments. Cash and cash equivalents and available-for-sale investments increased from 2005 primarily as a result of our investment in the LSE, the receipt of funds from Nasdaq’s equity offerings in the first quarter of 2006 and May 2006, the receipt of a capital return and ordinary dividends relating to our LSE investment, the receipt of net proceeds from the sale of real estate, the collection of Section 31 fees and positive cash flow. These increases were partially offset by cash used to purchase our stake in the LSE, redeem our Series C Cumulative preferred stock, pay debt obligations, purchase foreign currency option contracts to hedge our acquisition bid for the LSE and acquire Shareholder.com and PrimeNewswire.

Changes in Cash Flows

Cash provided by operating activities. The following items impacted our cash provided by operating activities for the year ended December 31, 2006:

•	Net income of $127.9 million.

•

Non-cash charges of approximately $49.4 million, comprised primarily of depreciation and amortization of $70.9 million and loss on the early extinguishment and refinancing of debt obligations of $22.0 million, partially offset by a gain on foreign currency option contracts of $48.4 million.

•	Increase in other operating liabilities of $36.7 million, mainly due to an increase in accounts payable and accrued expenses and other accrued liabilities of $47.2 million due to the recording of additional Section 31 fees in connection with Nasdaq’s operations as an exchange and the inclusion of payables to NASD as third party payables at December 31, 2006. Partially offsetting the increase in operating liabilities was a decrease in accrued personnel costs, payables to related parties and other liabilities totaling $10.5 million due to timing of payments.

During 2005, the following items impacted our cash provided by operating activities:

•	Net income of $61.7 million.

•	Non-cash charges of approximately $63.2 million, comprised primarily of depreciation and amortization of $67.0 million.

•

Increase in other operating liabilities of $20.0 million, mainly due to an increase in accounts payable and accrued expenses and payables to related parties of $35.6 million due to timing of payments, partially offset by a decrease in accrued personnel costs, other accrued and other liabilities totaling $15.6 million. Partially offsetting the increase in operating liabilities was a decrease in other assets of $21.8 million.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, accounts receivable collections, share-based compensation and the timing and amount of other payments that we make.

Cash used in investing activities. The increase in cash used in investing activities in 2006 compared with 2005 is primarily attributable to purchases of available-for-sale investments, including our purchase of LSE shares, purchase of foreign currency option contracts to hedge our acquisition bid for the LSE, and our acquisitions of Shareholder.com and PrimeNewswire, partially offset by proceeds from redemptions and maturities of available-for-sale investments and from the sale of our building in Connecticut. The increase in cash used in investing activities in 2005 compared with 2004 was primarily due to our acquisitions of INET and Carpenter Moore, partially offset by proceeds from the sale of our building in Maryland. In 2004, cash used in investing activities was primarily attributed to our acquisition of Brut.

Cash provided by financing activities. Cash provided by financing activities increased in 2006 compared with 2005 primarily because of the proceeds we received from debt obligations and the net proceeds from our equity offerings in the first quarter of 2006 and May 2006, partially offset by funds used for payments of debt obligations and the redemption of our Series C Cumulative preferred stock. The increase in cash used in financing activities in 2005 compared with 2004 was primarily due to proceeds we received from debt obligations, which we used to finance the acquisition of INET and was partially offset by funds used for payments of the partial redemption of our Series C Cumulative preferred stock.

Capital Resources and Working Capital

Working capital (calculated as current assets less current liabilities) was $1.9 billion at December 31, 2006, compared with $271.6 million at December 31, 2005, an increase of $1.6 billion. This increase was primarily due to our investment in the LSE and an increase in cash and cash equivalents and available-for-sale investments as discussed above.

We have historically been able to generate sufficient funds from operations to meet working capital requirements. At December 31, 2006, except for the un-drawn $75.0 million revolving credit facility obtained in connection with the Credit Facilities, we did not have any lines of credit. See “May 2006 Credit Facility,” of Note 9, “Debt Obligations,” to the consolidated financial statements for further discussion.

At December 31, 2006, none of our lenders were affiliated with Nasdaq, except to the extent, if any, that H&F and SLP would be deemed affiliates of Nasdaq due to their ownership of the $240 million convertible notes and $201.4 million of the $205 million convertible notes and associated warrants.

Broker Dealer Net Capital Requirements

Our broker-dealer subsidiaries, Nasdaq Execution Services, LLC (formerly Brut, LLC) and NASDAQ Options Services, LLC (formerly Island Execution Services, LLC), are subject to regulatory requirements intended to ensure their general financial soundness and liquidity, which require that they comply with minimum capital requirements. At December 31, 2006, Nasdaq Execution Services was required to maintain minimum net capital of $0.3 million and had total net capital of approximately $38.4 million or $38.1 million in excess of the minimum amount required. At December 31, 2006, NASDAQ Options Services was also required to maintain minimum net capital of $0.3 million and had total net capital of approximately $1.7 million or $1.4 million in excess of the minimum amount required.

Credit Facilities

In the second quarter of 2006, we entered into credit facilities to finance the purchase of the LSE shares. At December 31, 2006, total debt obligations outstanding under the Credit Facilities were $1.1 billion including a $75.0 million revolving credit facility still available to drawdown under the Credit Facilities. See Note 9, “Debt Obligations,” to the consolidated financial statements for further discussion.

Our significant debt has resulted in the downgrading of our credit rating by Moody’s to Ba3 from Ba2 and by Standard & Poor’s to BB from BB+. In addition, Moody’s lowered its ratings outlook to negative from stable.

The Credit Facilities’ covenants, among other things, restrict our ability to grant liens, incur additional indebtedness, pay dividends, sell assets, make restricted payments, conduct transactions with affiliates and merge or consolidate. In addition, our convertible notes contain a covenant restricting our ability to incur senior debt, and as a consequence of our current debt outstanding under our Credit Facilities, our convertible notes would not permit us to incur additional senior debt without consent.

New Credit Facility

In order to finance our acquisition bid of the LSE, we entered into a new credit facility which became effective on November 20, 2006, or the New Credit Facility. The New Credit Facility provides for credit of up to approximately $5.1 billion of debt financing to be used for payment in respect of the acquisition of the issued LSE ordinary shares (and shares issuable pursuant to options convertible into ordinary shares) and the issued LSE B shares, transaction costs, working capital, and repayment of Nasdaq borrowings under its existing credit facilities as well as existing bonds of LSE to the extent that the holders of such bonds require the bonds to be redeemed. The initial funding under the New Credit Facility is subject to conditions customary in the United Kingdom for transactions of this type and will not occur until the offers have been declared unconditional in all respects. Although the final offers have lapsed, the New Credit Facility does not expressly terminate. See Note 9, “Debt Obligations,” to the consolidated financial statements for further discussion.

Equity Offerings

In the first quarter of 2006, we completed a public offering of 15,979,513 shares of common stock, of which we sold 8,042,142 shares issued from common stock in treasury and NASD and other selling stockholders sold 7,937,371 shares. Other selling stockholders initially received their shares through the exercise of warrants they purchased in our 2000 and 2001 private placements. We used a portion of the net proceeds obtained from this offering to fund the redemption of our Series C Cumulative preferred stock.

In May 2006, we completed another public offering of 18,500,000 shares of our common stock, for net proceeds of $665.2 million before the deduction of offering expenses. These proceeds were used to prepay a portion of the amount outstanding under the April 2006 Credit Facility.

Quantitative and Qualitative Disclosures About Market Risk

Investments

We maintain an investment portfolio of various holdings, types, and maturities. See Note 7, “Investments,” to the consolidated financial statements for further discussion. These securities are classified as available-for-sale and are recorded in the Consolidated Balance Sheets at fair value with unrealized gains or losses, including foreign currency fluctuations, reported as a separate component of accumulated other comprehensive income, net of tax where applicable.

Nasdaq and its subsidiaries adhere to an investment policy approved by The Nasdaq Board of Directors for internally and externally managed portfolios. The goal of the policy is to maintain adequate liquidity at all times and to fund current budgeted operating and capital requirements and to maximize returns. All securities must meet credit rating standards as established by the policy and must be denominated in subsidiary specific currencies. The investment portfolio duration must not exceed 18 months. The policy prohibits the purchasing of any investment in equity securities, except for any purchases required by the SEC or for regulatory purposes. The policy also prohibits any investment in debt interest in an entity that derives more than 25.0% of its gross revenue from the combined broker-dealer and/or investment advisory businesses of all of its subsidiaries and affiliates. Nasdaq’s investment policy is reviewed annually and was re-approved by the Board on January 30, 2007. Nasdaq also periodically reviews its investments and investment managers. Our purchase of the LSE equity securities is not part of the scope of our investment policy. Our Board of Directors separately approved our investment in the LSE.

We regularly monitor and evaluate the realizable value of its investment security portfolio. When assessing securities for other-than-temporary declines in value, we consider such factors as, among other things, the duration for which the market value had been less than cost, any news that has been released specific to the investee, analyst coverage and the outlook for the overall industry in which the investee operates. For equity securities we also consider the performance of the investee’s stock price in relation to industry indexes and review the investee’s credit profile. There were no impairment charges recorded on our investments during the years ended December 31, 2006, 2005 and 2004.

As of December 31, 2006, there were no hedges on our investments. However we periodically re-evaluate our hedging policies and may choose to enter into future transactions. Nasdaq does not currently hedge any variable interest rates on these securities.

Fixed Income Securities

As of December 31, 2006, our fixed income securities have an average duration of 0.09 years. Our primary investment objective for fixed income securities is to preserve principal while maximizing yields, without significantly increasing risk. These securities are subject to interest rate risk and their fair values may fluctuate with changes in interest rates. However, management does not believe that a 100 basis point fluctuation in market interest rates will have a material effect on the carrying value of our fixed income securities at December 31, 2006.

Investment in the LSE

As of December 31, 2006, we own approximately 28.8% of the issued share capital of the LSE. The cost of this investment is approximately GBP 736.5 million, or $1,386.8 million. This investment is accounted for under SFAS 115 and as indicated above any unrealized gains or losses, including foreign currency fluctuations, are recorded as a separate component of accumulated other comprehensive income until sold or redeemed.

The fair market value of our investment in the LSE is subject to market price volatility. As of December 31, 2006 the gross unrealized gain on our investment in the LSE was approximately $241.6 million which includes a foreign currency gain.

As of December 31, 2006, we purchased foreign currency option contracts in order to hedge the foreign exchange exposure on our acquisition bid for the LSE. This position is marked-to-market at each reporting period resulting in gains and losses, which are included in net income. As of December 31, 2006, the unrealized gain recorded in the Consolidated Statement of Income was $48.4 million. As of December 31, 2006, we also purchased foreign currency forward contracts in order to hedge our foreign currency exposure on our fourth quarter dividend receivable from the LSE. We received the cash for the dividend declared in the fourth quarter of 2006 in January 2007. See Note 16, “Fair Value of Financial Instruments,” to the consolidated financial statements for further discussion.

Debt Obligations

At December 31, 2006, both our $205 million and $240 million convertible notes specify fixed interest rates until October 22, 2012. However, our Credit Facilities specify floating interest rates until maturity in April 2012 and are therefore subject to interest rate risk. Management does not believe that a 100 basis point fluctuation in market interest rates will have a material effect on the carrying value of our outstanding floating rate debt obligations at December 31, 2006. However, due to the stock appreciation on the convertible option feature from $14.50 at the time of issuance to $30.79 at December 31, 2006, the fair value of Nasdaq’s convertible notes exceeds its carrying value.

As of December 31, 2006, Nasdaq does not currently hedge any variable interest rates on our debt obligations. However we periodically reevaluate our hedging policies and may choose to enter into future transactions.

Credit Risk

We are exposed to credit risk from third parties, including customers, counterparties and clearing agents. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. In particular, our subsidiary Nasdaq Execution Services may be exposed to credit risk, due to the default of trading counterparties, in connection with the clearing and routing services Nasdaq Execution Services provides for our trading customers. During the fourth quarter of 2006, the Brut execution system, the INET execution system and the portion of The Nasdaq Market Center that traded Nasdaq-listed securities were merged into a single platform. Trades executed on this single platform are exposed to these types of credit risks.

System trades in Nasdaq-listed securities, NYSE-listed securities and those routed to other market centers for broker-dealer clients are cleared by Nasdaq Execution Services, as a member of the National Securities Clearing Corporation, or NSCC.

Pursuant to the rules of the NSCC and Nasdaq Execution Services’ clearing agreement, Nasdaq Execution Services is liable for any losses incurred due to counterparty or a clearing agent’s failure to satisfy its contractual obligations, either by making payment or delivering securities. Adverse movements in the prices of securities that are subject to these transactions can increase our credit risk. However, we believe that the risk of material loss is limited, as Nasdaq Execution Services’ customers are not permitted to trade on margin and NSCC rules limit counterparty risk on self-cleared transactions by establishing credit limit and capital deposit requirements for all brokers that clear with NSCC. Nasdaq Execution Services has never incurred a liability due to a customer’s failure to satisfy its contractual obligations as counterparty to a system trade. Credit difficulties or insolvency or the perceived possibility of credit difficulties or insolvency of one or more larger or visible market participants could also result in market-wide credit difficulties or other market disruptions. We also have credit risk related to transaction fees that are billed to customers on a monthly basis, in arrears. Our potential exposure to credit losses on these transactions is represented by the receivable balances in our Consolidated Balance Sheets. Our customers are financial institutions whose ability to satisfy their contractual obligations may be impacted by volatile securities markets. Credit losses such as those described above could adversely affect our consolidated financial position and results of operations.

Contractual Obligations and Contingent Commitments

Nasdaq has contractual obligations to make future payments under debt obligations by contract maturity, minimum rental commitments under non-cancelable operating leases, net and other obligations. The following table shows these contractual obligations at December 31, 2006:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Debt obligations by contract maturity (Note 9, “Debt Obligations”)	$1,505.8	$10.7	$21.3	$21.4	$1,452.4
Minimum rental commitments under non-cancelable operating leases, net (Note 18, “Leases”)	215.4	25.9	43.2	39.5	106.8
Other obligations (Note 19, “Commitments, Contingencies and Guarantee”)	25.8	15.8	10.0	—	—

Total	$1,747.0	$52.4	$74.5	$60.9	$1,559.2

Off-Balance Sheet Arrangements

In connection with our registration as a national securities exchange, we completed an internal reorganization in November 2006. As part of the reorganization, The NASDAQ Stock Market, LLC, or the Exchange, assumed Nasdaq’s obligations under the 3.75% convertible notes due October 22, 2012 and the related Indenture. Nasdaq will guarantee the obligations of the Exchange under the indenture. See “Obligations under Guarantee,” of Note 19, “Commitments, Contingencies and Guarantee,” to the consolidated financial statements for further discussion. Nasdaq did not have any other off-balance sheet arrangements as of December 31, 2006.

Critical Accounting Policies

The following provides information about our critical accounting policies. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. These policies relate to revenue recognition and cost of revenues, reserve for bad debts, valuation of goodwill and intangible assets, income taxes, software costs and related party transactions. For a summary of our significant accounting policies, including the accounting policies discussed below, see Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements for further discussion.

Revenue Recognition and Cost of Revenues. Market Services revenues (84.9% of total revenues and 63.7% of gross margin in 2006) are derived from Nasdaq Market Center and Nasdaq Market Services Subscriptions revenues. Nasdaq Market Center revenues are variable, based on service volumes, and recognized as transactions occur. Nasdaq Market Services Subscriptions revenues are based on the number of presentation devices in service and quotes delivered through those devices. Nasdaq Market Services Subscriptions revenues are recognized in the month that information is provided. These revenues are recorded net of amounts due under revenue sharing arrangements with market participants. Pursuant to EITF 99-19, we record execution revenues from transactions on a gross basis in revenues and record related expenses such as liquidity rebate payments and execution costs as cost of revenues. We have recorded execution revenues related to the Brut and INET platforms on a gross basis since the related acquisitions, as Brut and INET have historically had risk as principal on transactions executed through their respective platforms. On February 1, 2006, Brut and INET merged together into a single broker-dealer, Brut, LLC, which was later renamed, Nasdaq Execution Services. All routed transactions are executed through Nasdaq Execution Services. Nasdaq Execution Services is registered with the SEC as a broker-dealer. Nasdaq Execution Services, as a broker-dealer, acts as principal to the transactions executed through The Nasdaq Market Center, which exposes Nasdaq Execution Services to clearance and settlement risk. Starting with the second quarter of 2005, we have reported execution revenues from transactions on our legacy Nasdaq platform on a gross basis in revenues and reported related expenses as cost of revenues, as we have certain risk associated with trade execution, subject to rule limitations and caps, as a result of our Limitation of Liability Rule. This change in presentation was implemented on a prospective basis beginning April 1, 2005 as required under GAAP, as a direct result of the rule change. Following our move to a single platform, we continue to have execution risk on non-routed transactions that are conducted on our platform. We do not record a liability for any potential claims that may be submitted under the rule unless they meet the provisions of SFAS No. 5 “Accounting for Contingencies”, or SFAS 5. As such, losses arising as a result of the rule are accrued and charged to expense only if the loss is probable and estimable. Prior to the second quarter of 2005, execution revenues and the related expenses were recorded on a net basis as we did not act on a principal basis on any trades executed through our systems. In addition, under NASD Rule 4705, we historically disclaimed any liability for losses arising from malfunctions of The Nasdaq Market Center. This rule eliminated liability or risk of loss to us for system failures. We are required to pay Section 31 fees to the SEC for supervision and regulation of securities markets, which are included in cost of revenues. We pass these costs along to our customers through our execution revenues.

Issuer Services revenues (15.1% of total revenues and 36.3% of gross margin in 2006) include Corporate Client Group revenues and Nasdaq Financial Products revenues. Corporate Client Group revenues include annual fees, initial listing fees and listing of additional shares fees. Annual fees are recognized ratably over the following 12-month period. Initial listing and listing of additional shares fees are recognized on a straight-line basis over estimated service periods, which are six and four years, respectively, based on our historical listing experience. Corporate Client Group revenues also include Corporate Client services revenues, which includes our insurance business and shareholder and newswire services. For our insurance business, commission income is recognized when coverage becomes effective, the premium due under the policy is known or can be reasonably estimated, and substantially all required services related to placing the insurance have been provided. The effect on income of subsequent premium adjustments, including policy cancellations, is recorded when the adjustments are known. Fee income for services other than placement of insurance coverage is recognized as those services are provided. Broker commission adjustments and commissions on premiums billed directly by underwriters are recognized when such amounts can be reasonably estimated. Shareholder.com revenues are based on subscription agreements with customers. Revenues from subscription agreements are recognized ratably over the contract period, generally one year in length. As part of subscription services, customers are also charged usage fees based upon actual usage of the services provided. Revenues from usage fees and other services are recognized when earned. PrimeNewswire generates fees primarily from wire distribution services, and revenues are recognized as services are provided. For Nasdaq Financial Products’ revenues, we receive license fees for our trademark licenses that vary by product based on assets or number or underlying dollar value of contracts issued. Nasdaq primarily has two types of license agreements, transaction-based licenses and asset-based licenses. Transaction-based licenses are generally renewable long-term agreements. Customers are charged based on transaction volume or a minimum contract amount, or both. If a customer is charged based on transaction volume, Nasdaq recognizes revenue when the transaction occurs. If a customer is charged based on a minimum contract amount, Nasdaq recognizes revenue on a pro-rata basis over the licensing term. Asset-based licenses are also generally long-term agreements. Customers are charged based on a percentage of assets under management for licensed products, per the agreement, on a monthly or quarterly basis. These revenues are recorded on a monthly or quarterly basis over the term of the license agreement.

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

Valuation of Goodwill and Intangible Assets. Our business acquisitions typically result in the recording of goodwill and other intangible assets, and the recorded values of those assets may become impaired in the future. As of December 31, 2006, goodwill totaled approximately $1.0 billion and intangible assets, net of accumulated amortization, totaled approximately $199.6 million. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our acquired businesses, market conditions and other factors. Although there are inherent uncertainties in this assessment process, the estimates and assumptions we use are consistent with our internal planning. If these estimates or their related assumptions change in the future, we may be required to record an impairment charge on all or a portion of our goodwill and intangible assets. Impairment exists if the carrying value of the indefinite-lived intangible asset exceeds its fair value. For intangible assets subject to amortization, impairment is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible asset.

Income Taxes. Estimates and judgments are required in the calculation of certain tax liabilities and in the determination of the recoverability of certain deferred tax assets, which arise from net operating loss carryforwards, tax credit carryforwards and temporary differences between the tax and financial statement recognition of revenue and expense. SFAS No. 109, “Accounting for Income Taxes,” or SFAS 109, requires that deferred tax assets be reduced by a valuation allowance, if it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods.

In assessing the need for a valuation allowance, we consider all available evidence including past operating results, the existence of cumulative losses in the most recent fiscal years, estimates of future taxable income and the feasibility of tax planning strategies. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

In addition, the calculation of our tax liabilities involves uncertainties in the application of tax regulations in the U.S. and other tax jurisdictions. We recognize potential liabilities for anticipated tax audit issues in such jurisdictions based on our estimate of whether, and the extent to which, additional taxes and interest may be due. While we believe that our tax liabilities reflect the probable outcome of identified tax uncertainties, it is reasonably possible that the ultimate resolution of any tax matter may be greater or less than the amount accrued. If events occur and the payment of these amounts ultimately proves unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If our estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.

Software Costs. We capitalize and amortize significant purchased application software and operational software that are an integral part of computer hardware on the straight-line method over their estimated useful lives, generally two to five years. We expense other purchased software as incurred.

Nasdaq uses Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” or SOP 98-1, for accounting for internally developed software. SOP 98-1 requires that certain costs incurred in connection with developing or obtaining internal use software be capitalized. We capitalize internal and third party costs incurred in connection with the development of internal use software.

Related Party Transactions. Related party receivables and payables are the result of various transactions between us and our affiliates. Prior to December 20, 2006 we were a subsidiary of NASD and transactions between Nasdaq and NASD were considered related party transactions. As discussed in Note 1, “Organization and Nature of Operations,” NASD achieved full divestiture of ownership of our common stock in 2006 and the one share of Series D preferred stock held by NASD was redeemed by Nasdaq on December 20, 2006. Therefore, as of December 20, 2006, NASD is no longer considered a related party.

Prior to December 20, 2006, payables to related parties were comprised primarily of the regulation charge from NASDR. NASDR charges us for costs incurred related to our market regulation and enforcement. See Note 13, “Related Party Transactions,” for further discussion.

Future Accounting Requirements

FIN 48 —In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” or FIN 48. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for us on January 1, 2007. The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable in the Consolidated Balance Sheet. The effect of adopting FIN 48 did not have a significant impact on our consolidated financial position or results of operations.

SFAS No. 157—In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for us on January 1, 2008. We are currently evaluating the potential impact of adopting SFAS 157.

SFAS No. 158—In September 2006, the FASB also issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans- an amendment of FASB Statements No. 87, 88, 106 and 132(R),” or SFAS 158. We adopted the recognition and disclosure requirements under SFAS 158 as of December 31, 2006. See Note 11, “Employee Benefits,” to the consolidated financial statements for further discussion. SFAS 158 also requires plan assets and obligations to be measured as of the employer’s balance sheet date. While the new measurement date is effective for us on December 31, 2008, we are in compliance with the measurement date provision.

Summarized Quarterly Financial Data (Unaudited)

	1st Qtr 2006	2nd Qtr 2006	3rd Qtr 2006	4th Qtr 2006
	(in thousands, except per share amounts)
Total revenues	$396,239	$411,032	$402,859	$447,227
Cost of revenues	(234,221)	(239,881)	(231,709)	(264,177)

Gross margin	162,018	171,151	171,150	183,050
Total expenses	120,207	134,821	103,291	114,959

Operating income	41,811	36,330	67,859	68,091
Net income	$17,988	$16,644	$30,226	$63,035

Net income applicable to common stockholders	$17,298	$16,644	$30,226	$63,035

Basic earnings per share	$0.20	$0.16	$0.27	$0.56

Diluted earnings per share	$0.16	$0.13	$0.22	$0.43

	1st Qtr 2005	2nd Qtr 2005	3rd Qtr 2005	4th Qtr 2005
Total revenues	$180,193	$219,686	$220,465	$259,575
Cost of revenues	(53,915)	(89,225)	(89,821)	(120,947)

Gross margin	126,278	130,461	130,644	138,628
Total expenses	103,520	104,138	99,282	105,407

Operating income	22,758	26,323	31,362	33,221
Net income	$12,771	$13,971	$17,802	$17,146

Net income applicable to common stockholders	$10,840	$11,727	$16,426	$16,100

Basic earnings per share	$0.14	$$0.15	$$0.20	$0.20

Diluted earnings per share	$0.13	$$0.13	$$0.16	$0.15

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Information about quantitative and qualitative disclosures about market risk is incorporated herein by reference from “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk.”

Item 8. Financial Statements and Supplementary Data.

Nasdaq’s consolidated financial statements, including consolidated balance sheets as of December 31, 2006 and 2005, consolidated statements of income for the years ended December 31, 2006, 2005 and 2004, consolidated statements of changes in stockholders’ equity for the years ended December 31, 2006, 2005 and 2004, consolidated statements of cash flows for the years ended December 31, 2006, 2005 and 2004 and notes to our consolidated financial statements, together with a report thereon of Ernst & Young LLP, dated February 20, 2007, are attached hereto as pages F-1 through F-71.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a). Disclosure controls and procedures. Nasdaq’s management, with the participation of Nasdaq’s President and Chief Executive Officer, and Executive Vice President and Chief Financial Officer, has evaluated the effectiveness of Nasdaq’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, Nasdaq’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer have concluded that, as of the end of such period, Nasdaq’s disclosure controls and procedures are effective.

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

Our management assessed the effectiveness of our internal control over financial reporting, as of December 31, 2006, based on criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, based on its assessment, our management believes that, as of December 31, 2006, our internal control over financial reporting is effective.

Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on management’s assessment of internal controls over financial reporting, which is include herein.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Stockholders of The Nasdaq Stock Market, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting, that The Nasdaq Stock Market, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Nasdaq Stock Market, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that The Nasdaq Stock Market, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, The Nasdaq Stock Market, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Nasdaq Stock Market, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of The Nasdaq Stock Market, Inc. and our report dated February 20, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

February 20, 2007

Item 9B. Other Information.

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Information about Nasdaq’s directors is incorporated by reference from the discussion under the caption “Proposal I: Election of Directors” in Nasdaq’s proxy statement for the 2007 Annual Meeting of Stockholders, or the Proxy. Information about Nasdaq’s executive officers is incorporated by reference from the discussion under the caption “Executive Officers of Nasdaq” in the Proxy. Information about Section 16 reports, as required by Item 405 of Regulation S-K, is incorporated by reference from the discussion under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy. Information about Nasdaq’s code of ethics, as defined in Item 406 of Regulation S-K, is incorporated by reference from the discussion under the caption “Nasdaq Codes of Ethics” in the Proxy. Information about Nasdaq’s Nominating and Audit Committees, as required by Items 407(c)(3), 407(d)(4) and 407(d)(5) of Regulation S-K, is incorporated by reference from the discussion under the caption “Proposal I: Election of Directors” in the Proxy.

Item 11. Executive Compensation.

Information about executive and director compensation is incorporated by reference from the discussion under the captions “Compensation Discussion and Analysis”, “Director Compensation”, “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Proxy.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information about security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy.

Equity Compensation Plan Information

Nasdaq’s Equity Incentive Plan, or Equity Plan, provides for the issuance of our equity securities to officers and other employees, directors and consultants. In addition, employees of Nasdaq and its subsidiaries are eligible to participate in the Nasdaq 2000 Employee Stock Purchase Plan, or ESPP, at 85.0% of the fair market value of our common stock on the price calculation date. The Equity Plan and the ESPP have been approved by our stockholders. In 2003, we granted non-qualified stock options for 1,000,000 shares of common stock and 100,000 shares of restricted stock to Robert Greifeld as inducement awards to secure his employment as President and CEO of Nasdaq. These two inducement awards were outside of the Equity Plan. The following table sets forth information regarding outstanding options and shares reserved for future issuance under all of Nasdaq’s compensation plans as of December 31, 2006.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)(1)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
Equity compensation plans approved by stockholders	10,943,975		$14.81	6,641,206	(2)
Equity compensation plans not approved by stockholders	700,000	(3)(4)	$5.28	—
Total	11,643,975		$14.24	6,641,206	(2)

(1)

The amounts in this column include only the number of shares to be issued upon exercise of outstanding options, warrants and rights. At December 31, 2006, we also had 800,290 shares to be issued upon vesting of outstanding restricted stock awards.

(2)

This amount includes 4,423,207 shares of common stock that may be awarded through options pursuant to the Equity Plan, 1,196,211 shares of common stock that may be awarded other than through options pursuant to the Equity Plan and 1,021,788 shares of common stock that may be issued pursuant to the ESPP.

(3)

Mr. Greifeld received an inducement award of non-qualified stock options exercisable for 1,000,000 shares of common stock pursuant to the terms of his 2003 employment agreement, of which he has exercised 300,000 shares. The award was granted on April 15, 2003 at an exercise price of $5.28 per share and expires on April 15, 2013. The option became exercisable with respect to 250,000 shares on July 10, 2003 and became exercisable with respect to 250,000 shares on each of April 15, 2004, 2005 and 2006. In the event Mr. Greifeld’s employment is terminated by Nasdaq for cause or by Mr. Greifeld without good reason (each as defined in his 2003 employment agreement), the vested options will remain exercisable for a period ending on the earlier of ten days after termination or the Expiration Date. In the event Mr. Greifeld’s employment is terminated by Nasdaq without Cause, by Mr. Greifeld for Good Reason or in the event of death or disability, Mr. Greifeld would have the earlier of 24 months after the termination date or the expiration date to exercise the vested options. If Mr. Greifeld’s employment terminates as a result of retirement (as defined in his employment agreement), he would have the earlier of 370 days or the expiration date to exercise the vested options. In the event Mr. Greifeld’s employment terminates as a result of a non-renewal by Nasdaq, any vested options will be exercisable until the earlier of 24 months from termination or the expiration date. This inducement award is transferable by Mr. Greifeld only to certain immediate family members or to a trust or other entity for the exclusive benefit of such immediate family members.

(4)

Does not include 100,000 shares of restricted stock granted to Mr. Greifeld as an inducement award on June 11, 2003. The shares of restricted stock vested in equal amounts on each of the first three anniversaries of May 12, 2003, Mr. Greifeld’s employment date. This inducement award is transferable only by the laws of descent and distribution.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information about certain relationships and related transactions is incorporated herein by reference from the discussion under the caption “Certain Relationships and Related Transactions” in the Proxy. Information about director independence is incorporated herein by reference from the discussion under the caption “Proposal I: Election of Directors” in the Proxy.

Item 14. Principal Accounting Fees and Services.

Information about principal accounting fees and services is incorporated herein by reference from the discussion under the caption “Proposal II: Ratify the Appointment of Independent Registered Public Accounting Firm” in the Proxy.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

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

(a)(3) Exhibits

Exhibit Number
3.1	Restated Certificate of Incorporation of The Nasdaq Stock Market, Inc. (previously filed with Nasdaq’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed on November 14, 2003).

3.1.1	Certificate of Amendment of the Restated Certificate of Incorporation of Nasdaq filed on May 25, 2005 (previously filed with Nasdaq’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 15, 2006).

3.1.2	Certificate of Amendment of the Restated Certificate of Incorporation of Nasdaq filed on March 13, 2006 (previously filed with Nasdaq’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 15, 2006).

3.1.3	Certificate of Amendment of the Restated Certificate of Incorporation of Nasdaq filed on August 1, 2006 (previously filed with Nasdaq’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 on November 8, 2006).

3.1.4	Certificate of Designations, Preferences and Rights of Series C Cumulative Preferred Stock of Nasdaq (previously filed with Nasdaq’s Current Report on Form 8-K filed on December 1, 2004).

3.1.5	Certificate of Designations, Preferences and Rights of Series D Cumulative Preferred Stock of Nasdaq (previously filed with Nasdaq’s Current Report on Form 8-K filed on December 20, 2005).

3.1.6	Certificate of Elimination (previously filed with Nasdaq’s Current Report on Form 8-K on April 4, 2006).

3.2	By-Laws of The Nasdaq Stock Market, Inc. (previously filed with Nasdaq’s Current Report on Form 8-K on August 3, 2006).

4.1	Form of Common Stock certificate (previously filed with Nasdaq’s Registration Statement on Form 10 (file number 000-32651) filed on April 30, 2001).

4.2	Securities Purchase Agreement, dated as of April 22, 2005, between Norway Acquisition SPV, LLC and The Nasdaq Stock Market, Inc. (previously filed with Nasdaq’s Current Report on Form 8-K, filed April 28, 2005).

Exhibit Number

4.3	Note Amendment Agreement, dated as of April 22, 2005, among The Nasdaq Stock Market, Inc., Hellman & Friedman Capital Partners IV, L.P. , H&F Executive Fund IV, L.P., H&F International Partners IV-A, L.P., and H&F International Partners IV-B, L.P. (previously filed with Nasdaq’s Current report on Form 8-K, filed April 28, 2005).

4.4	Indenture, dated as of April 22, 2005, between The Nasdaq Stock Market, Inc. and Law Debenture Trust Company of New York, as Trustee (previously filed with Nasdaq’s Current Report on Form 8-K, filed April 28, 2005).
4.4.1	First Supplemental Indenture, dated as of December 8, 2005, by The Nasdaq Stock Market, Inc. to Law Debenture Trust Company of New York (previously filed with Nasdaq’s Current report on Form 8-K, filed December 14, 2005).

4.4.2	Second Supplemental Indenture, dated as of November 9, 2006, among The Nasdaq Stock Market, Inc., The NASDAQ Stock Market LLC and Law Debenture Trust Company of New York, as trustee.

4.5	Amended and Restated Securityholders Agreement, dated as of April 22, 2005, among Norway Acquisition SPV, LLC, Hellman & Friedman Capital Partners IV, L.P., H&F Executive Fund IV, L.P., H&F International Partners IV-A, L.P., and H&F International Partners IV-B, L.P., Silver Lake Partners TSA, L.P., Silver Lake Investors, L.P., VAB Investors, LLC and Integral Capital Partners VI, L.P. (previously filed with Nasdaq’s Current Report on Form 8-K, filed April 28, 2005).

4.6	Registration Rights Agreement, dated as of April 22, 2005, among The Nasdaq Stock Market, Inc., Hellman & Friedman Capital Partners IV, L.P. , H&F Executive Fund IV, L.P., H&F International Partners IV-A, L.P., and H&F International Partners IV-B, L.P., Silver Lake Partners TSA, L.P., Silver Lake Investors, L.P., VAB Investors, LLC and Integral Capital Partners VI, L.P. (previously filed with Nasdaq’s Current report on Form 8-K, filed April 28, 2005).

10.1	Board Compensation Policy, approved as of March 7, 2006 (previously filed with Nasdaq’s Current Report on Form 8-K on March 14, 2006).*

10.2	Amended and Restated Executive Corporate Incentive Plan, dated as of February 18, 2004.*

10.3	Nasdaq 2000 Employee Stock Purchase Plan (previously filed with Nasdaq’s Registration Statement on Form 10 (file number 000-32651) filed on April 30, 2001).*

10.4	Nasdaq Equity Incentive Plan (previously filed with Nasdaq’s Registration Statement on Form 10 (file number 000-32651) filed on April 30, 2001).*

10.3.1	First Amendment to Nasdaq Equity Incentive Plan (previously filed with Nasdaq’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed on August 14, 2002).*

10.3.2	Second Amendment to Nasdaq Equity Incentive Plan.*

10.3.3	Form of Nasdaq Non-Qualified Stock Option Agreement.*

10.3.4	Form of Nasdaq Restricted Stock Award Agreement (employees).*

10.3.5	Form of Nasdaq Restricted Stock Award Agreement (directors).*

10.4	Supplemental Executive Retirement Plan.*

10.5	Employment Agreement by and between Nasdaq and Robert Greifeld, effective as of January 1, 2007.*

10.6	Employment Letter from Nasdaq to David P. Warren, dated November 30, 2000 (previously filed with Nasdaq’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004).*

Exhibit Number

10.6.1	Revised Letter Agreement, effective as of March 23, 2005, between The Nasdaq Stock Market, Inc. and David P. Warren (previously filed with the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed on May 10, 2005).*

10.7	Employment Agreement between Nasdaq and Edward Knight, effective as of December 29, 2000 Nasdaq (previously filed with Nasdaq’s Annual Report on Form 10-K for the year ended December 31, 2002, filed March 31, 2003).*
10.7.1	First Amendment to Employment Agreement between Nasdaq and Edward Knight, effective February 1, 2002 Nasdaq (previously filed with Nasdaq’s Annual Report on Form 10-K for the year ended December 31, 2002, filed March 31, 2003).*

10.8	Revised Letter Agreement, effective as of March 23, 2005, between The Nasdaq Stock Market, Inc. and Bruce Aust (previously filed with the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed on May 10, 2005).*

10.9	Revised Letter Agreement, effective as of March 23, 2005, between The Nasdaq Stock Market, Inc. and Christopher Concannon (previously filed with the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed on May 10, 2005).*

10.10	Letter Agreement, effective as of July 28, 2006, between The Nasdaq Stock Market, Inc. and Anna Ewing (previously filed with Nasdaq’s Current Report on Form 8-K on August 3, 2006).*

10.11	Revised Letter Agreement, effective as of March 23, 2005, between The Nasdaq Stock Market, Inc. and Adena Friedman (previously filed with the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed on May 10, 2005).*

10.12	Revised Letter Agreement, effective as of March 23, 2005, between The Nasdaq Stock Market, Inc. and John L. Jacobs (previously filed with the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed on May 10, 2005).*

10.13	Regulatory Services Agreement, dated June 28, 2000, between NASD Regulation, Inc. and Nasdaq (previously filed with Nasdaq’s Registration Statement on Form 10 (file number 000-32651) filed on April 30, 2001).**

10.14	Transitional System and Regulatory Services Agreement, dated as of December 20, 2006, by and between National Association of Securities Dealers, Inc. and The NASDAQ Stock Market LLC (previously filed with Nasdaq’s Current Report on Form 8-K on December 21, 2006).

10.15	OTCBB and OTC Equities Revocation of Delegation and Asset Transfer and Services Agreement among The Nasdaq Stock Market, Inc. and National Association of Securities Dealers, Inc., executed September 2, 2005 (previously filed with Nasdaq’s Current Report on Form 8-K, filed September 9, 2005).

10.16	Contract of Sale, dated as of June 10, 2005, between The Nasdaq Stock Market, Inc. and National Association of Securities Dealers, Inc. (previously filed with Nasdaq’s Current Report on Form 8-K, filed June 16, 2005).

10.17	Agreement and Plan of Merger, dated as of April 22, 2005, by and among The Nasdaq Stock Market, Inc., Norway Acquisitions Corp. and Instinet Group Incorporated (previously filed with Nasdaq’s Current Report on Form 8-K, filed April 28, 2005).

10.18	Transaction Agreement, dated as of April 22, 2005, by and among The Nasdaq Stock Market, Inc., Norway Acquisitions Corp. and Iceland Acquisition Corp. (previously filed with Nasdaq’s Current Report on Form 8-K, filed April 28, 2005).

10.18.1	Amendment to the Transaction Agreement , dated as of December 8, 2005, by and among The Nasdaq Stock Market, Inc. and Iceland Acquisition Corp. (previously filed with Nasdaq’s Current Report on Form 8-K, filed on December 14, 2005).

Exhibit Number

10.19	Guarantee Agreement, dated as of April 22, 2005, by and among The Nasdaq Stock Market, Inc., Norway Acquisition SPV, LLC and JPMorgan Chase Bank, N.A., as administrative agent (previously filed with Nasdaq’s Current Report on Form 8-K, filed April 28, 2005).

10.20	Transition Services Agreement, dated as of December 8, 2005, by and among The Nasdaq Stock Market, Inc., Instinet Holdings Incorporated f/k/a Iceland Acquisition Corp., and Norway Acquisition Corp. f/k/a Instinet Group (previously filed with Nasdaq’s Current Report on Form 8-K, filed December 14, 2005).

10.21	License Agreement, dated as of December 8, 2005, by and between Instinet Holdings Incorporated f/k/a Iceland Acquisition Corp. and Norway Acquisition Corp. f/k/a Instinet Group Incorporated (previously filed with Nasdaq’s Current Report on Form 8-K, filed December 14, 2005).

10.22	Brace Assignment and Support Agreement, dated as of December 8, 2005, by and between The Nasdaq Stock Market, Inc., Instinet Clearing Services, Inc. and INET ATS, Inc. (previously filed with Nasdaq’s Current Report on Form 8-K, filed December 14, 2005).

10.23	Co-Location Agreement, dated as of December 8, 2005, by and between The Nasdaq Stock Market, Inc., Instinet Holdings Incorporated, f/k/a Iceland Acquisition Corp. and Norway Acquisition Corp. f/k/a Instinet Group Incorporated (previously filed with Nasdaq’s Current Report on Form 8-K, filed December 14, 2005).

10.24	Amendment No. 1 to Fully Disclosed Clearing Agreement, dated as of December 8, 2005, between Instinet Clearing Services, Inc. and INET ATS, Inc. (previously filed with Nasdaq’s Current Report on Form 8-K, filed December 14, 2005).

10.25	Credit Agreement, dated as of December 8, 2005, among The Nasdaq Stock Market, Inc. and the other parties thereto (previously filed with Nasdaq’s Current Report on Form 8-K, filed December 14, 2005).

10.26	Amended and Restated Credit Agreement, dated as of May 19, 2006 among The Nasdaq Stock Market, Inc. and the other parties thereto (previously filed with Nasdaq’s Current Report on Form 8-K on May 24, 2006).

10.27	Amended and Restated Term Loan Credit Agreement, dated as of May 19, 2006, among The Nasdaq Stock Market, Inc., Nightingale Acquisition Limited and the other parties thereto (previously filed with Nasdaq’s Current Report on Form 8-K on May 24, 2006).

10.28	Credit Agreement, dated as of November 20, 2006, among The Nasdaq Stock Market, Inc. and the other parties thereto (previously filed with Nasdaq’s Current Report on Form 8-K on November 27, 2006).

10.29	Term Loan Credit Agreement, dated as of November 20, 2006, among The Nasdaq Stock Market, Inc. and the other parties thereto (previously filed with Nasdaq’s Current Report on Form 8-K on November 27, 2006).

10.30	Bridge Loan Agreement, dated as of November 20, 2006, among The Nasdaq Stock Market, Inc. and the other parties thereto (previously filed with Nasdaq’s Current Report on Form 8-K on November 27, 2006).

10.31	Purchase Agreement, dated as of November 20, 2006, among The Nasdaq Stock Market, Inc., Banc of America Bridge, LLC and Dresdner Kleinwort Securities LLC (previously filed with Nasdaq’s Current Report on Form 8-K on November 27, 2006).
10.32	Incremental Facility Amendment, dated as of November 20, 2006, among The Nasdaq Stock Market, Inc and the other parties thereto (previously filed with Nasdaq’s Current Report on Form 8-K on November 27, 2006).

11	Statement regarding computation of per share earnings (incorporated herein by reference from Note 15 to the consolidated financial statements under Part II, Item 8 of this Form 10-K).

Exhibit Number

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	List of all subsidiaries.

23.1	Consent of Ernst & Young.

24.1	Powers of Attorney.
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.

*	Management contract or compensatory plan or arrangement.
**	Confidential treatment has been requested from the U.S. Securities and Exchange Commission for certain portions of this exhibit.

(b) Exhibits:

See Item 15(a)(3) above.

(c) Financial Statement Schedules:

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2007.

THE NASDAQ STOCK MARKET, INC.

By	/s/ ROBERT GREIFELD
Name:	Robert Greifeld
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 28, 2007.

Name	Title

/s/ ROBERT GREIFELD Robert Greifeld	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ DAVID P. WARREN David P. Warren	Chief Financial Officer (Principal Financial Officer)

/s/ RONALD HASSEN Ronald Hassen	Controller (Principal Accounting Officer)

* H. Furlong Baldwin	Chairman of the Board

* Michael Casey	Director

* Daniel B. Coleman	Director

* Lon Gorman	Director

* Patrick Healy	Director

* Glenn H. Hutchins	Director

* Merit E. Janow	Director

* John D. Markese	Director

* Thomas F. O’Neill	Director

Name	Title

* James S. Riepe	Director

* Arvind Sodhani	Director

* Thomas G. Stemberg	Director

* Deborah L. Wince-Smith	Director

*	Pursuant to Power of Attorney

By:	/s/ EDWARD S. KNIGHT
Edward S. Knight Attorney-in-Fact

THE NASDAQ STOCK MARKET, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

The following consolidated financial statements of The Nasdaq Stock Market, Inc. and its subsidiaries are presented herein on the page indicated:

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of The Nasdaq Stock Market, Inc.

We have audited the accompanying consolidated balance sheets of The Nasdaq Stock Market, Inc. and subsidiaries (“Nasdaq” or the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nasdaq and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Nasdaq Stock Market Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

February 20, 2007

The Nasdaq Stock Market, Inc.

Consolidated Balance Sheets

(in thousands, except share and par value amounts)

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$321,995	$165,237
Available-for-sale investments, at fair value	1,628,209	179,369
Receivables, net	233,266	207,632
Deferred tax assets	11,098	9,953
Other current assets	117,978	34,772

Total current assets	2,312,546	596,963

Property and equipment, net	65,269	122,576
Non-current deferred tax assets	96,986	133,336
Goodwill	1,028,746	961,893
Intangible assets, net	199,619	215,478
Other assets	13,286	16,540

Total assets	$3,716,452	$2,046,786

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$170,753	$118,884
Accrued personnel costs	55,565	55,284
Deferred revenue	56,447	53,593
Other accrued liabilities	72,096	59,741
Deferred tax liabilities	94,993	2,108
Current portion of debt obligations	10,681	7,500
Payables to related parties	—	28,218

Total current liabilities	460,535	325,328
Debt obligations	1,492,947	1,184,928
Non-current deferred tax liabilities	115,791	95,151
Non-current deferred revenue	90,644	92,019
Other liabilities	99,084	95,355

Total liabilities	2,259,001	1,792,781
Minority interest	96	998

Stockholders’ equity
Common stock, $0.01 par value, 300,000,000 shares authorized, shares issued: 130,708,873 at December 31, 2006 and 130,684,783 at December 31, 2005; shares outstanding: 112,317,987 at December 31, 2006 and 83,148,909 at December 31, 2005	1,307	1,307
Preferred stock, 30,000,000 shares authorized, Series D preferred stock: $1.00 par value, 1 share issued and outstanding at December 31, 2005, Series C Cumulative preferred stock: 953,470 shares issued and outstanding at December 31, 2005	—	95,017
Additional paid-in capital	1,046,599	383,669
Common stock in treasury, at cost: 18,390,886 shares at December 31, 2006 and 47,535,874 shares at December 31, 2005	(239,752)	(613,369)
Accumulated other comprehensive income (loss)	136,204	(1,290)
Deferred stock compensation	—	(4,930)
Common stock issuable	—	6,809
Retained earnings	512,997	385,794

Total stockholders’ equity	1,457,355	253,007

Total liabilities, minority interest and stockholders’ equity	$3,716,452	$2,046,786

See accompanying notes to consolidated financial statements.

The Nasdaq Stock Market, Inc.

Consolidated Statements of Income

(in thousands, except per share amounts)

	Year Ended December 31,
	2006	2005	2004
Revenues
Market Services	$1,408,297	$653,654	$334,517
Issuer Services	249,016	226,033	205,821
Other	463	232	103

Total revenues	1,657,776	879,919	540,441
Cost of revenues
Liquidity rebates	(644,860)	(255,501)	(38,114)
Brokerage, clearance and exchange fees	(325,521)	(98,407)	(17,731)

Total cost of revenues	(970,381)	(353,908)	(55,845)

Gross margin	687,395	526,011	484,596

Expenses
Compensation and benefits	195,662	152,113	148,155
Marketing and advertising	20,522	9,036	12,790
Depreciation and amortization	70,916	66,986	76,336
Professional and contract services	32,038	29,147	23,709
Computer operations and data communications	41,472	62,388	98,903
Provision for bad debts	464	2,998	1,074
Occupancy	34,125	28,431	28,730
General, administrative and other	44,336	19,470	41,128

Total direct expenses	439,535	370,569	430,825
Support costs from related parties, net	33,771	41,779	45,588

Total expenses	473,306	412,348	476,413

Operating income	214,089	113,663	8,183
Interest income	24,633	12,735	5,854
Interest expense	(91,097)	(20,338)	(11,484)
Dividend income	16,227	—	—
Gain on foreign currency option contracts	48,391	—	—
Minority interest	902	202	—

Income from continuing operations before income taxes	213,145	106,262	2,553
Income tax provision	85,252	44,572	749

Net income from continuing operations	$127,893	$61,690	$1,804
Net income from discontinued operations, net of taxes	—	—	9,558

Net income	$127,893	$61,690	$11,362

Net income (loss) applicable to common stockholders:
Net income	$127,893	$61,690	$11,362
Preferred stock:
Loss on exchange of securities	—	—	(3,908)
Dividends declared	(359)	(3,220)	(8,354)
Accretion of preferred stock	(331)	(3,377)	(926)

Net income (loss) applicable to common stockholders	$127,203	$55,093	$(1,826)

Basic and diluted earnings (loss) per share:
Basic earnings (loss) per share:
Continuing operations	$1.22	$0.68	$(0.14)
Discontinued operations	—	—	0.12

Total basic earnings (loss) per share	$1.22	$0.68	$(0.02)

Diluted earnings (loss) per share:
Continuing operations	$0.95	$0.57	$(0.14)
Discontinued operations	—	—	0.12

Total diluted earnings (loss) per share	$0.95	$0.57	$(0.02)

See accompanying notes to consolidated financial statements.

The Nasdaq Stock Market, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

	Number of Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Common Stock in Treasury	Preferred Stock Series C and D (at 12/31/05) (B and C at 12/31/04)	Preferred Stock Series A and B	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Stock Compensation	Common Stock Issuable	Total
Balance, January 1, 2004	78,483,919	$1,306	$358,923	$(667,765)	$—	$133,840	$332,527	$86	$(1,102)	$2,881	$160,696
Net income	—	—	—	—	—	—	11,362	—	—	—	11,362
Change in unrealized losses on available-for-sale investments, net of tax of $599	—	—	—	—	—	—	—	(920)	—	—	(920)
Foreign currency translation	—	—	—	—	—	—	—	232	—	—	232
Minimum pension liability, net of tax of $293	—	—	—	—	—	—	—	(454)	—	—	(454)

Comprehensive income for the year ended December 31, 2004	—	—	—	—	—	—	—	—	—	—	10,220

Exchange of securities	—	—	—	—	129,208	(133,840)	(3,908)	—	—	—	(8,540)
Accretion of preferred stock	—	—	—	—	926	—	(926)	—	—	—	—
Preferred stock dividends declared	—	—	—	—	—	—	(8,354)	—	—	—	(8,354)
Distribution to NASD for insurance agency	—	—	(290)	—	—	—	—	—	—	—	(290)
Restricted stock awards, net of forfeitures	—	—	—	—	—	—	—	—	(469)	469	—
Amortization and vesting of restricted stock	77,770	—	324	459	—	—	—	—	541	(783)	541
Stock options exercised	310,296	—	(2,303)	3,975	—	—	—	—	—	—	1,672
Other purchases of common stock by related parties or affiliated entities	101,100	—	(711)	1,329	—	—	—	—	—	—	618

Balance at December 31, 2004	78,973,085	$1,306	$355,943	$(662,002)	$130,134	$—	$330,701	$(1,056)	$(1,030)	$2,567	$156,563
Net income	—	—	—	—	—	—	61,690	—	—	—	61,690
Change in unrealized losses on available-for-sale investments, net of tax of $(253)	—	—	—	—	—	—	—	392	—	—	392
Foreign currency translation	—	—	—	—	—	—	—	(157)	—	—	(157)
Minimum pension liability, net of tax of $303	—	—	—	—	—	—	—	(469)	—	—	(469)

Comprehensive income for the year ended December 31, 2005	—	—	—	—	—	—	—	—	—	—	61,456

Partial redemption of preferred stock	—	—	—	—	(37,694)	—	(800)	—	—	—	(38,494)
Accretion of preferred stock	—	—	—	—	2,577	—	(2,577)	—	—	—	—
Preferred stock dividends declared	—	—	—	—	—	—	(3,220)	—	—	—	(3,220)
Distribution to NASD for insurance agency	—	—	(1,612)	—	—	—	—	—	—	—	(1,612)
Restricted stock awards, net of forfeitures	—	—	—	—	—	—	—	—	(5,258)	5,258	—
Amortization and vesting of restricted stock	114,669	1	(113)	1,128	—	—	—	—	1,358	(1,016)	1,358
Stock options exercised	4,131,058	—	20,163	53,109	—	—	—	—	—	—	73,272
Other purchases of common stock by related parties or affiliated entities	106,347	—	98	1,293	—	—	—	—	—	—	1,391
Transactions related to the acquisition and financing of the INET transaction	(176,250)	—	9,190	(6,897)	—	—	—	—	—	—	2,293

Balance at December 31, 2005	83,148,909	$1,307	$383,669	$(613,369)	$95,017	$—	$385,794	$(1,290)	$(4,930)	$6,809	$253,007

	Number of Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Common Stock in Treasury	Preferred Stock Series C and D (at 12/31/05) (B and C at 12/31/04)	Preferred Stock Series A and B	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Stock Compensation	Common Stock Issuable	Total
Net income	—	—	—	—	—	—	127,893	—	—	—	127,893
Change in unrealized gains (losses) on available-for-sale investments, net of tax of $(95,082)	—	—	—	—	—	—	—	147,320	—	—	147,320
Foreign currency translation	—	—	—	—	—	—	—	37	—	—	37
Employee benefit adjustments, net of tax of $6,366	—	—	—	—	—	—	—	(9,863)	—	—	(9,863)

Comprehensive income for the year ended December 31, 2006	—	—	—	—	—	—	—	—	—	—	265,387

Proceeds from public equity offerings	26,542,142	—	630,024	342,394	—	—	—	—	—	—	972,418
Accretion of preferred stock and dividends declared	—	—	—	—	331	—	(690)	—	—	—	(359)
Redemption of Series C Cumulative and Series D preferred stock	—	—	—	—	(95,348)	—	—	—	—	—	(95,348)
Adoption of FAS 123R	—	—	33,027	—	—	—	—	—	4,930	(6,809)	31,148
Amortization and vesting of restricted stock	180,518	—	1,459	2,021	—	—	—	—	—	—	3,480
Stock options exercised	2,470,545	—	(2,831)	30,813	—	—	—	—	—	—	27,982
Other purchases of common stock by related parties or affiliated entities	(24,127)	—	1,251	(1,611)	—	—	—	—	—	—	(360)

Balance at December 31, 2006	112,317,987	$1,307	$1,046,599	$(239,752)	$—	$—	$512,997	$136,204	$—	$—	$1,457,355

See accompanying notes to consolidated financial statements.

The Nasdaq Stock Market, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2006	2005	2004
Reconciliation of net income to cash provided by operating activities
Net income	$127,893	$61,690	$11,362
Net income from discontinued operations	—	—	9,558

Net income from continuing operations	127,893	61,690	$1,804
Non-cash items included in net income:
Depreciation and amortization	70,916	66,986	76,336
Share-based compensation	9,871	1,358	541
Income tax (benefit) provision related to share-based compensation	(24,758)	(21,543)	161
Provision for bad debts	464	2,998	1,074
Loss on the early extinguishment and refinancing of debt obligations	22,032	7,393	—
Gain on foreign currency option contracts	(48,391)	—	—
Deferred taxes, net	13,404	3,469	26,970
Loss on the write-down of assets held-for-sale	5,925	—	7,369
Other non-cash items included in net income	(61)	2,543	7,618
Net change in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	9,524	1,460	26,360
Other assets	(22,060)	(21,750)	820
Accounts payable and accrued expenses	42,151	27,030	(2,132)
Accrued personnel costs	(207)	(2,864)	(1,323)
Deferred revenue	(389)	(3,746)	4,916
Other accrued liabilities	5,017	(4,113)	(21,230)
Obligation under capital leases	—	—	(1,607)
Payables to related parties	(8,063)	8,584	(13,951)
Other liabilities	(2,193)	(8,592)	3,299

Cash provided by operating activities	201,075	120,903	117,025

Cash flows from investing activities
Proceeds from redemptions of available-for-sale investments	581,670	559,200	240,881
Purchases of available-for-sale investments, net of capital return from the LSE	(1,827,057)	(591,647)	(235,233)
Proceeds from maturities of available-for-sale investments	38,780	26,200	—
Proceeds from maturities of held-to-maturity investments	—	47,921	26,828
Proceeds from redemptions of held-to-maturity investments	—	14,781	—
Purchases of held-to-maturity investments	—	(32,009)	(29,058)
Purchase of foreign currency option contracts	(23,350)	—	—
Acquisitions of businesses, net of cash and cash equivalents acquired	(53,959)	(970,467)	(190,000)
Purchases of property and equipment	(21,035)	(25,402)	(26,029)
Proceeds from sales of property and equipment	30,568	18,040	11,299

Cash used in investing activities	(1,274,383)	(953,383)	(201,312)
Cash flows from financing activities
Proceeds from debt obligations	2,000,000	955,000	—
Payments of debt obligations	(1,689,177)	(25,000)	—
Net proceeds from equity offerings	972,418	—	—
Issuances of common stock, net of treasury stock purchases	27,126	52,857	2,188
Series C Cumulative preferred stock redemptions and dividends	(105,059)	(43,326)	(8,644)
Income tax benefit related to share-based compensation	24,758	—	—

Cash provided by (used in) financing activities	1,230,066	939,531	(6,456)
Increase (decrease) in cash and cash equivalents	156,758	107,051	(90,743)

Cash and cash equivalents at beginning of year	165,237	58,186	148,929

Cash and cash equivalents at end of year	$321,995	$165,237	$58,186

Supplemental Disclosure Cash Flow Information
Cash paid for (received):
Interest	$86,812	$15,705	$11,483
Income taxes, net of refund	$22,849	$37,061	$(49,986)
Supplemental Disclosure Non-Cash Flow Activity
Exchange of preferred securities	$—	$—	$(8,540)

See accompanying notes to consolidated financial statements.

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements

1. Organization and Nature of Operations

Nasdaq, is a holding company that operates the Exchange as its wholly-owned subsidiary. Nasdaq became a holding company on August 1, 2006 when the Exchange commenced operations as a national securities exchange for Nasdaq-listed securities. The Exchange commenced operations as a national securities exchange for non-Nasdaq-listed securities on February 12, 2007 simultaneous with the integration of our trading systems for these securities.

Prior to December 20, 2006 we were a subsidiary of NASD. NASD maintained voting control over us through its ownership of the one outstanding share of our Series D preferred stock and NASD consolidated our financial position and results of operations in its consolidated financial statements. On December 20, 2006, the Exchange entered into a transitional regulatory services agreement with NASD. Upon the effectiveness of the agreement and the submission to the SEC of a related filing by NASD, Nasdaq was removed as a party to the Delegation Plan and Nasdaq redeemed the one share of Series D preferred stock that had been issued to NASD. The removal of Nasdaq from the Delegation Plan was the final SEC condition to the Exchange beginning to operate as an exchange for trading of non-Nasdaq listed securities. NASD had achieved full divestiture of ownership of our common stock, with the sale of its remaining shares of our common stock in July 2006.

Nasdaq, through its subsidiaries, is a leading provider of securities listing, trading, and information products and services. Our revenue sources are diverse and include revenues from transaction services, market data products and services, listing fees, insurance products, shareholder and newswire services and financial products. The Exchange is the largest electronic equity securities market in the United States, both in terms of number of listed companies and traded share volume. We also operate, through the Exchange, The Nasdaq Market Center, which provides our market participants with the ability to access, process, display and integrate orders and quotes in The Nasdaq Stock Market and other national stock exchanges.

We manage, operate and provide our products and services in two business segments, our Market Services segment and Issuer Services segment.

Market Services. Our Market Services segment includes our transaction-based business and our market information services business. The Nasdaq Market Center is our transaction-based platform that provides our market participants with the ability to access, process, display and integrate orders and quotes, enabling our customers to execute trades in over 7,700 equity securities (including ETFs) during 2006. The Nasdaq Market Center allows us to route and execute buy and sell orders as well as report transactions for Nasdaq-listed securities and those securities listed on other national securities exchanges, providing fee-based revenues. We also generate revenues by providing varying levels of quote and trade information to market participants and data vendors, who in turn sell subscriptions for this information to the public. Our systems enable vendors to gain direct access to our detailed order data, index information, mutual fund pricing information, and corporate action information on Nasdaq-listed securities.

Issuer Services. Our Issuer Services segment includes our securities listings business, insurance business, shareholder and newswire services and our financial products business. The companies listed on The Nasdaq Stock Market represent a diverse array of industries including information technology, financial services, healthcare, consumer products and industrials. We also develop and license financial products and associated derivatives based on Nasdaq indexes. These include the QQQ, which is an ETF, based on the Nasdaq-100 Index. In 2006, the QQQ was one of the most actively traded ETFs in the world and the most actively traded listed security in the United States. In addition, we generate revenues by licensing and listing third-party structured products and third-party sponsored ETFs. For further discussion of our segments, see Note 20, “Segments.” In October 2006, we announced an agreement with PowerShares that will transfer the sponsorship functions including sales, marketing and administration of our QQQ, EQQQ and BLDRs ETFs. See Note 19, “Commitments, Contingencies and Guarantee,” for further discussion.

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Nasdaq, its wholly-owned subsidiaries and other entities in which Nasdaq has a controlling financial interest. All significant intercompany accounts and transactions have been eliminated in consolidation. We consolidate all entities in which we own more than 50% of the outstanding voting stock unless we do not control the entity.

Our current ownership investment in the LSE is approximately 28.8% (after taking into effect LSE’s share buybacks). In accordance with FIN 35, “Criteria for Applying the Equity Method of Accounting for Investments in Common Stock an interpretation of APB Opinion 18,” or FIN 35, and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” or APB 18, an investment (direct or indirect) of 20%, such as ours in the LSE, generally leads to a presumption that an investor has the ability to exercise significant influence over an investee, requiring the investment to be accounted for under the equity method of accounting. We concluded that we are not able to exercise significant influence over the operational and financial policies of the LSE pursuant to paragraph 4d of FIN 35 as the equity method of accounting for our investment in the LSE would require the LSE to routinely provide us with certain non-public information and information not available to its other shareholders, in order to convert LSE’s results to GAAP and prepare a full purchase price allocation as required under APB 18. At this point, this information is not available to us. Therefore, we have concluded that we do not exert significant influence over the LSE pursuant to APB 18. Thus we have accounted for our investment in the LSE in accordance with SFAS 115 and include our LSE shares in available-for-sale investments, at fair value in the Consolidated Balance Sheets. Unrealized gains and losses, including foreign currency gains/losses, are included in accumulated other comprehensive income in the Consolidated Balance Sheets until the sale or redemption of the shares.

Financial Statement Preparation

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year presentation.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and all non-restricted highly liquid investments with original maturities of three months or less at the time of purchase. Such equivalent investments included in cash and cash equivalents in the Consolidated Balance Sheets were $304.4 million at December 31, 2006 and $159.1 million at December 31, 2005. Cash equivalents are carried at cost plus accrued interest, which approximates fair value due to the short maturities of these investments.

Investments

Under SFAS 115 management determines the appropriate classification of investments at the time of purchase. Investments for which we do not have both the intent and ability to hold to maturity are classified as “available-for-sale” and are carried at fair market value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Fair value is determined based on quoted market prices when available, or if quoted market prices are not available, on discounted expected cash flows using market rates commensurate with the credit quality and maturity of the investment. Investments for which we have the intent and ability to hold to maturity are classified as “held-to-maturity” and are carried at amortized cost. The

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

amortized cost of debt securities classified as held-to-maturity or available-for-sale is adjusted for amortization of premiums and accretion of discounts, which are included in interest income in the Consolidated Statements of Income. Realized gains and losses on sales of securities are included in earnings using the specific identification method.

We regularly monitor and evaluate the realizable value of our investment security portfolio. When assessing securities for other-than-temporary declines in value, we consider such factors as, among other things, the duration for which the market value had been less than cost, any news that has been released specific to the investee, analyst coverage and the outlook for the overall industry in which the investee operates. For equity securities we also consider the performance of the investee’s stock price in relation to industry indexes and review the investee’s credit profile. There were no impairment charges recorded on our investments during the years ended December 31, 2006, 2005 and 2004.

As of December 31, 2006, there were no hedges on our investments that met the hedging criteria under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or SFAS 133. See Note 16, “Fair Value of Financial Instruments,” for further discussion. However we periodically reevaluate our hedging policies and may choose to enter into future transactions.

Receivables, net

Our receivables are concentrated with NASD member firms, market data vendors and Nasdaq-listed companies. Receivables are shown net of reserves for uncollectible accounts. The reserve for bad debts is maintained at a level that management believes to be sufficient to absorb estimated losses in the accounts receivable portfolio. The reserve is increased by the provision for bad debts which is charged against operating results and decreased by the amount of charge-offs, net of recoveries. The amount charged against operating results is based on several factors including, but not limited to, a continuous assessment of the collectibility of each account, the length of time a receivable is past due and our historical experience with the particular customer. In circumstances where a specific customer’s inability to meet its financial obligations is known (i.e., bankruptcy filings), we record a specific provision for bad debts against amounts due to reduce the receivable to the amount we reasonably believe will be collected. Due to changing economic, business and market conditions, we review the reserve for bad debts monthly and make changes to the reserve through the provision for bad debts as appropriate. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to pay), our estimates of recoverability could be reduced by a material amount. Total reserves netted against receivables in the Consolidated Balance Sheets were $2.8 million at December 31, 2006 and $7.2 million at December 31, 2005.

Related Party Transactions

Related party receivables and payables are the result of various transactions between us and our affiliates. Prior to December 20, 2006 we were a subsidiary of NASD and transactions between Nasdaq and NASD were considered related party transactions. As discussed in Note 1, “Organization and Nature of Operations,” NASD achieved full divestiture of ownership of our common stock in 2006 and the one share of Series D preferred stock held by NASD was redeemed by Nasdaq on December 20, 2006. Therefore, as of December 20, 2006, NASD is no longer considered a related party.

Prior to December 20, 2006, payables to related parties were comprised primarily of the regulation charge from NASDR. NASDR charges us for costs incurred related to our market regulation and enforcement, which are recorded as support costs from related parties, net in the Consolidated Statements of Income. See Note 13, “Related Party Transactions,” for further discussion.

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

Deposits

Other current assets and other assets include deposits of $1.7 million at December 31, 2006 and $4.2 million at December 31, 2005. In 2006, the deposits were primarily held at NSCC for Nasdaq Execution Services’, a registered broker-dealer subsidiary, settlement of trades. In 2005, the deposits were held at clearing organizations and clearing brokers also for Nasdaq Execution Services, primarily for clearance and settlement services.

Property and Equipment, net

Property and equipment, including leasehold improvements, are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are generally recognized over the estimated useful lives of the related assets. Estimated useful lives generally range from 10 to 40 years for buildings and improvements, two to five years for data processing equipment and software and five to 10 years for furniture and equipment. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining term of the related lease. Depreciation and amortization are computed by the straight-line method. See Note 6, “Property and Equipment, net,” for further discussion.

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of a business acquired. Goodwill is tested for impairment at the reporting unit level annually, or in interim periods if certain events occur indicating that the carrying value may be impaired. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill is less than the carrying value. We completed the required annual impairment test, which resulted in no impairment of goodwill in 2006 and 2005.

Intangible Assets, net

Intangible assets, net, which primarily include technology and customer relationships, are amortized on a straight-line basis over their estimated average useful lives, ranging from 1 year to 20 years. Upon the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” or SFAS 142, intangible assets deemed to have indefinite useful lives are not amortized and are subject to annual impairment tests. Impairment exists if the carrying value of the indefinite-lived intangible asset exceeds its fair value. For finite lived intangible assets subject to amortization, impairment is considered upon certain “triggering events” and is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible asset.

Valuation of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” or SFAS 144, we assess potential impairments to our long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results.

We recorded write-downs for property and equipment of $5.9 million in 2006 related to the sale of a building and related assets located in Trumbull, Connecticut, and $7.4 million in 2004 related to the sale of a building and

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

related assets located in Rockville, Maryland. The carrying value of the buildings and related assets were adjusted to their fair market value less costs to sell, which were determined based on quoted market prices from independent third parties. These charges are included in general, administrative and other expense in the Consolidated Statements of Income. See Note 5, “Cost Reduction Program, INET Integration and Strategic Review,” for further discussion.

Revenue Recognition and Cost of Revenues

Market Services Revenues

Market Services revenues are derived from The Nasdaq Market Center and Nasdaq Market Services Subscriptions revenues. The Nasdaq Market Center revenues are variable, based on service volumes, and recognized as transactions occur. Nasdaq Market Services Subscriptions revenues are based on the number of presentation devices in service and quotes delivered through those devices. Nasdaq Market Services Subscriptions revenues are recognized in the month that information is provided. These revenues are recorded net of amounts due under revenue sharing arrangements with market participants.

The Nasdaq Market Center

Pursuant to EITF 99-19, we record execution revenues from transactions on a gross basis in revenues and record related expenses such as liquidity rebate payments and execution costs as cost of revenues. We have recorded execution revenues related to the Brut and INET platforms on a gross basis since the related acquisitions, as Brut and INET have historically had risk as principal on transactions executed through their respective platforms. On February 1, 2006, Brut and INET merged together into a single broker-dealer, Brut, LLC, which was later renamed, Nasdaq Execution Services. All routed transactions are executed through Nasdaq Execution Services. Nasdaq Execution Services is registered with the SEC as a broker-dealer. Nasdaq Execution Services, as a broker-dealer, acts as principal to the transactions executed through The Nasdaq Market Center, which exposes Nasdaq Execution Services to clearance and settlement risk.

Starting with the second quarter of 2005, we have reported execution revenues from transactions on our legacy Nasdaq platform on a gross basis in revenues and reported related expenses as cost of revenues, as we have certain risk associated with trade execution, subject to rule limitations and caps, as a result of our Limitation of Liability Rule. This change in presentation was implemented on a prospective basis beginning April 1, 2005 as required under GAAP, as a direct result of the rule change. Following our move to a single platform, we continue to have execution risk on non-routed transactions that are conducted on our platform. We do not record a liability for any potential claims that may be submitted under the rule unless they meet the provisions of SFAS 5. As such, losses arising as a result of the rule are accrued and charged to expense only if the loss is probable and estimable.

Prior to the second quarter of 2005, execution revenues and the related expenses were recorded on a net basis as we did not act on a principal basis on any trades executed through our systems. In addition, under NASD Rule 4705, we historically disclaimed any liability for losses arising from malfunctions of The Nasdaq Market Center. This rule eliminated liability or risk of loss to us for system failures.

We are required to pay Section 31 fees to the SEC for supervision and regulation of securities markets, which are included in cost of revenues. We pass these costs along to our customers through our execution revenues.

Nasdaq Market Services Subscriptions

Nasdaq Market Services Subscriptions revenues are based on the number of distributors receiving information, the reported presentation devices in service and quotes delivered through those devices. Nasdaq

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

The most significant component of Nasdaq Market Services Subscriptions revenues presented on a net basis in accordance with EITF 99-19 is the UTP Plan revenue sharing. All indicators of gross vs. net reporting pursuant to EITF 99-19 have been considered in analyzing the appropriate presentation of UTP Plan revenue sharing. However, the following are the primary indicators of net reporting:

•

Primary Obligor: We are the Securities Information Processor for the UTP Plan, in addition to being a participant in the UTP Plan. In our unique role as Securities Information Processor, we only facilitate the collection and dissemination of revenues on behalf of the UTP Plan participants. As a participant, we share in the net distribution of revenue according to the plan on the same terms as all other plan participants.

•	Risk of Loss/Credit Risk: Risk of loss on the revenue is shared equally among plan participants according to the UTP Plan.

•

Price Latitude: The Operating Committee of the UTP Plan which is comprised of representatives from each of the participants, including us solely in our capacity as a UTP Plan participant, is responsible for setting the level of fees to be paid by vendors, subscribers and taking action in accordance with the provisions of the UTP Plan, subject to SEC approval.

Issuer Services Revenues

Issuer Services revenues include Corporate Client Group revenues and Nasdaq Financial Products revenues. Corporate Client Group revenues include annual fees, initial listing fees, listing of additional shares fees and Corporate Client services fees. Annual fees are recognized ratably over the following 12-month period. Initial listing and listing of additional shares fees are recognized on a straight-line basis over estimated service periods, which are six and four years, respectively, based on our historical listing experience, pursuant to the requirements of SAB Topic 13.

Corporate Client Group revenues also includes fees from Corporate Client services which includes commission income from Carpenter Moore (including Nasdaq Insurance Agency LLC), subscription income from Shareholder.com and fees from PrimeNewswire. For our insurance business commission income is recognized when coverage becomes effective, the premium due under the policy is known or can be reasonably estimated, and substantially all required services related to placing the insurance have been provided. The effect on income of subsequent premium adjustments, including policy cancellations, is recorded when the adjustment is known. Fee income for services other than placement of insurance coverage is recognized as those services are provided. Broker commission adjustments and commissions on premiums billed directly by underwriters are recognized when such amounts can be reasonably estimated. Shareholder.com revenues are based on subscription agreements with customers. Revenues from subscription agreements are recognized ratably over the contract period, generally one year in length. As part of subscription services, customers are also charged usage fees based upon actual usage of the services provided. Revenues from usage fees and other services are recognized when earned. PrimeNewswire generates fees primarily from wire distribution services, and revenues are recognized as services are provided.

Nasdaq Financial Products’ revenues include license fees for our trademark licenses related to the QQQ and other financial products linked to our indexes issued in the United States and abroad. We primarily have two types of license agreements, transaction-based licenses and asset-based licenses. Transaction-based licenses are generally renewable long-term agreements. Customers are charged based on transaction volume or a minimum contract

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

amount, or both. If a customer is charged based on transaction volume, we recognize revenue when the transaction occurs. If a customer is charged based on a minimum contract amount, we recognize revenue on a pro-rata basis over the licensing term. Asset-based licenses are also generally long-term agreements. Customers are charged based on a percentage of assets under management for licensed products, per the agreement, on a monthly or quarterly basis. These revenues are recorded on a monthly or quarterly basis over the term of the license agreement.

Earnings Per Share

We compute earnings per share, or EPS, in accordance with SFAS No. 128, “Earnings per Share,” or SFAS 128. Basic EPS is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities which consists primarily of convertible notes and employee stock options and awards. See Note 15, “Earnings Per Common Share,” for further discussion.

Share-Based Compensation

On January 1, 2006, we adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees including employee stock options, restricted stock and certain employee stock purchase plans, based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, or SAB 107, relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

We adopted SFAS 123(R) using the modified prospective transition method and have recognized share-based compensation cost in the consolidated financial statements for the year ended December 31, 2006. We recognize compensation expense for share-based awards on a straight-line basis over the requisite service period of the award. In accordance with the modified prospective transition method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). We recognized share-based compensation expense of $9.9 million under SFAS 123(R) for the year ended December 31, 2006 and included this amount in compensation and benefits expense in the Consolidated Statements of Income. We recognized share-based compensation expense of $1.4 million for the year ended December 31, 2005, and $0.5 million for the year ended December 31, 2004, which was related to restricted stock awards we had been expensing under previous accounting standards. We did not recognize any share-based compensation expense related to employee stock options during the years ended December 31, 2005 and 2004. See Note 12, “Share-Based Compensation,” for further discussion.

Deferred Revenue

Deferred revenue represents cash received for billed receivables primarily for the Corporate Client Group, which are unearned until services are provided. See Note 8, “Deferred Revenue,” for further discussion.

Advertising Costs

We expense advertising costs, which include media advertising and production costs, in the periods in which the costs are incurred. Media advertising and production costs included as marketing and advertising expense in the Consolidated Statements of Income totaled $11.9 million for the year ended December 31, 2006, $3.7 million for the year ended December 31, 2005 and $6.3 million for the year ended December 31, 2004.

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

The provisions of SOP 98-1 require certain costs incurred in connection with developing or obtaining internal use software to be capitalized. Unamortized capitalized software development costs of $11.9 million at December 31, 2006 and $32.4 million at December 31, 2005, are included in data processing equipment and software, within property and equipment, net in the Consolidated Balance Sheets. Amortization of costs capitalized under SOP 98-1 totaled $25.0 million for the year ended December 31, 2006, $30.2 million for the year ended December 31, 2005 and $18.9 for the year ended December 31, 2004. These amounts are included in depreciation and amortization expense in the Consolidated Statements of Income. Additions to capitalized software were $4.5 million in 2006 and $8.9 million in 2005.

Income Taxes

We and our eligible subsidiaries file a consolidated U.S. federal income tax return and all applicable state and local returns. We use the asset and liability method required by SFAS 109 to provide income taxes on all transactions recorded in the consolidated financial statements. Deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities (i.e., temporary differences) and are measured at the enacted rates that will be in effect when these differences are realized. If necessary, a valuation allowance is established to reduce deferred tax assets to the amount that is more likely than not to be realized.

In June 2006, the FASB issued a new interpretation of accounting for uncertainty in income taxes. For further discussion, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Future Accounting Requirements.

Foreign Currency Translation

Assets and liabilities denominated in non-U.S. dollar functional currencies are translated to U.S. dollars at exchange rates in effect at the balance sheet date. Revenues and expenses are translated at average exchange rates during the year. In accordance with SFAS No. 52, “Foreign Currency Translation,” or SFAS 52, gains or losses from translating foreign currency financial statements, net of hedge gains or losses, if any, and related tax effects are included in stockholders’ equity. Gains or losses resulting from foreign currency transactions are include in net income.

3. Business Combinations

Purchase Acquisitions and Combinations

We completed the following six acquisitions and asset purchases in 2006, 2005 and 2004:

•

Acquisition of PrimeNewswire, September 1, 2006—We acquired PrimeNewswire, a privately held press release newswire services firm, enabling us to offer information distribution and multimedia services as part of our Corporate Client services.

•

Acquisition of Shareholder.com, February 1, 2006—We acquired Shareholder.com, a privately held shareholder communications and investor relations intelligence service, enabling us to offer these services as part of our Corporate Client services.

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

•

Acquisition of Instinet Group, December 8, 2005—Through this acquisition, we acquired the INET platform, which we believe enables us to enhance our premier electronic equities market and provides superior execution opportunities for our customers. We recently completed the integration of Nasdaq’s legacy execution system and the Brut and INET execution systems onto a single platform.

•

Acquisition of Carpenter Moore, October 1, 2005—We acquired Carpenter Moore to increase our depth of brokerage expertise in directors and officers, errors and omissions and other management liability insurance products and to expand the regional coverage by our insurance business through Carpenter Moore’s unique co-brokerage distribution model. These services are part of our Corporate Client services.

•

Purchase of remaining 50.0% interest in the Nasdaq Insurance Agency, January 1, 2005—We purchased the remaining 50.0% interest in the Nasdaq Insurance Agency from AIG. The purchase did not have any impact on the operations of the agency. As of January 1, 2005, we consolidated Nasdaq Insurance Agency’s financial position and results of operations in our consolidated financial statements as part of our Corporate Client services. Before January 1, 2005, we accounted for our investment in Nasdaq Insurance Agency under the equity method of accounting.

•

Acquisition of Brut, September 7, 2004—We acquired Brut to enhance our execution quality, provide additional quote information and create a deeper pool of liquidity in Nasdaq-listed securities and non-Nasdaq-listed securities.

The results of operations of each acquisition and asset purchase are included in Nasdaq’s Consolidated Statements of Income from the dates of each acquisition.

The following table presents a summary of the acquisitions and asset purchases in 2006, 2005 and 2004:

	Purchase Consideration		Total Net (Liabilities) Assets Acquired		Purchased Intangible Assets	Goodwill
	(in thousands)
2006
PrimeNewswire	$18,000	(2)	$(1,300	)(1)	$5,170	$12,296
Shareholder.com	40,000	(2)	(2,069	)(1)	10,159	31,910

Total for 2006	58,000		(3,369)		15,329	44,206

2005
INET	968,900		(3,100	)(1)	172,870	799,130
Carpenter Moore	27,500	(2)	240	(1)	8,600	18,660
Nasdaq Insurance Agency	—		(1,577)		1,000	577

Total for 2005	996,400		(4,437)		182,470	818,367

2004
Brut	190,000		6,270		42,000	141,730

Total	$1,244,400		$(1,536)		$239,799	$1,004,303

(1)

We acquired net assets of PrimeNewswire totaling $0.7 million and recorded non-current deferred tax liabilities of $2.0 million related to PrimeNewswire’s intangible assets resulting in total net liabilities acquired of $1.3 million. We acquired net assets of Shareholder.com totaling $1.1 million and recorded non-current deferred tax liabilities of $3.2 million related to Shareholder.com’s intangible assets resulting in total net liabilities acquired of $2.1 million. We acquired net assets of INET totaling $64.7 million and

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

recorded non-current deferred tax liabilities of $67.8 million related to INET’s intangible assets resulting in total net liabilities acquired of $3.1 million. We acquired net assets of Carpenter Moore totaling $2.5 million and recorded non-current deferred tax liabilities of $2.3 million related to Carpenter Moore’s intangible assets resulting in total net assets of $0.2 million.

(2)

PrimeNewswire purchase consideration includes $1.8 million included in compensation and benefits expense in the Consolidated Statements of Income related to incentive payments held in escrow to be paid in 2008 in accordance with the purchase agreement. Shareholder.com purchase consideration included $4.0 million held in escrow for post closing settlement adjustments to be paid in 2007 in accordance with the purchase agreement. Carpenter Moore purchase consideration included $11.8 million held in escrow for post-closing settlement adjustments. See “Escrow Agreements,” of Note 19, “Commitments, Contingencies and Guarantee,” for further discussion.

We finalized the allocation of the purchase price for the 2005 and 2004 acquisitions, except for certain litigation related to INET. See Note 19, “Commitments, Contingencies and Guarantee,” for further discussion. The purchase price allocation for our 2006 acquisitions will be finalized within one year from the purchase date.

The following table presents the details of the purchased intangible assets acquired in the 2006, 2005 and 2004 acquisitions. All purchased intangible assets are amortized using the straight-line method. See Note 4, “Goodwill and Purchased Intangible Assets,” for further discussion.

	Technology			Customer Relationships		Other			Total
	Estimated Useful Life (in Years)		Amount	Estimated Useful Life (in Years)	Amount	Estimated Useful Life (in Years)		Amount	Amount
	(in thousands, except years)
2006
PrimeNewswire	5		$1,600	11	$3,100	3-5	(1)	$470	$5,170
Shareholder.com	5		959	11	6,800	Indefinite	(2)	2,400	10,159

Total for 2006			2,559		9,900			2,870	15,329
2005
INET	5		9,400	13	163,100	1		$370	172,870
Carpenter Moore	10		1,000	20	6,000	4.5		1,600	8,600
Nasdaq Insurance Agency	—		—	7	1,000	—		—	1,000

Total for 2005			10,400		170,100			1,970	182,470
2004
Brut	10	(3)	15,700	10	26,300	—		—	42,000

Total			$28,659		$206,300			$4,840	$239,799

(1)	Includes non-compete agreements which have estimated useful lives of 3 years and the PrimeNewswire tradename which we determined to have an estimated useful life of 5 years.
(2)	Represents the Shareholder.com trade name which we determined to have an indefinite estimated useful life.
(3)

The Brut technology software license was originally amortized over an estimated useful life of ten years on a straight-line basis. As a result of Nasdaq’s acquisition of INET and Nasdaq’s plans to replace Brut’s technology with INET’s technology, a recoverability test was performed pursuant to SFAS 144, as the acquisition and planned technology retirement was deemed an impairment “triggering event”. As a result of the recoverability test, Nasdaq determined that the Brut technology software license was not impaired. However, as a result of the plans, Nasdaq changed the estimated useful life of the technology software license to nine months, consistent with the estimated implementation of INET’s technology.

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

Pro Forma Information for the INET Acquisition

On December 8, 2005 we acquired INET. The consolidated financial statements include the operating results of INET from the date of acquisition. Unaudited pro forma combined historical results to reflect INET for the year ended December 31, 2005 are included in the table below. For the year ended December 31, 2005 the unaudited pro forma combined historical results combine the historical consolidated statements of income of Nasdaq and INET, giving effect to the acquisition as if it had occurred on January 1, 2005. We also acquired PrimeNewswire and Shareholder.com in 2006 and the remaining 50.0% interest in the Nasdaq Insurance Agency and Carpenter Moore in 2005, but have not included results from these businesses in these pro forma results as these acquisitions were not considered significant under Regulation S-X on either an individual or aggregate basis.

Year Ended December 31, 2005
(in thousands, except per share amounts)
Revenues	$1,286,467
Gross margin	641,893
Net income from continuing operations	90,743
Net income applicable to common stockholders	84,146
Basic earnings per share	$1.04
Diluted earnings per share	$0.83

The pro forma results include amortization of purchased intangible assets and the elimination of intercompany transactions had Nasdaq and INET acted as a combined company. The pro forma results also include additional interest expense recorded for the debt incurred and restructured in connection with the financing of the INET acquisition, which included: (1) the issuance of $205 million convertible notes to Silver Lake Partners, II, L.P., or SLP, ($141.4 million), Hellman & Friedman Capital Partners IV, L.P., or H&F, ($60.0 million) and other partners ($3.6 million) on April 22, 2005, (2) the restructuring of the $240 million convertible notes issued to H&F (including a $7.4 million pre-tax loss on the restructuring) and (3) the issuance of the $750 million senior term loan facility. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of 2005, nor are they necessarily indicative of future consolidated results.

Acquisition of Joint Venture

•

Independent Research Network Joint Venture, June 7, 2005—Nasdaq and Reuters announced the formation of the IRN, a new joint venture created to help public companies obtain independent analyst coverage. The IRN’s business plan is to aggregate multiple, independent research providers to procure and distribute equity research on behalf of under-covered companies to increase the market’s understanding of a company’s fundamental prospects. The service is targeted to all companies listed in the U.S. as well as private companies looking for research coverage.

To fund the operations of the IRN in July 2005, Nasdaq contributed $1.8 million and Reuters contributed $1.2 million. The IRN began operations in the third quarter of 2005 and we consolidate IRN’s financial position and results of operations. We recorded minority interest of approximately $0.1 million at December 31, 2006 and $1.0 million at December 31, 2005 in the Consolidated Balance Sheets for Reuters’ share of IRN’s equity.

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

4. Goodwill and Purchased Intangible Assets

Goodwill

The following table presents the changes in goodwill by business segment during the year ended December 31, 2006:

	Market Services	Issuer Services	Total
	(in thousands)
Balance at December 31, 2005	$941,275	$20,618	$961,893
Goodwill acquired	—	44,206	44,206
Purchase accounting adjustments	23,710	(1,063)	22,647

Balance at December 31, 2006	$964,985	$63,761	$1,028,746

The increase in goodwill acquired for Issuer Services relates to the acquisitions of PrimeNewswire and Shareholder.com. See Note 3, “Business Combinations,” for further discussion. The purchase accounting adjustments for Market Services primarily relates to a decrease in the amount of expected tax benefits to be realized from the sale of the Institutional Brokerage division based on a detailed review of the tax basis of the assets sold. In connection with the INET acquisition, this division was sold to an affiliate of SLP. The purchase accounting adjustments for Issuer Services primarily relates to the Carpenter Moore acquisition.

Purchased Intangible Assets

The following table presents details of our total purchased intangible assets, both finite and indefinite lived:

	December 31, 2006			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
	(in thousands)
Technology	$28,659	$(18,108)	$10,551	$26,100	$(4,108)	$21,992
Customer relationships	205,500	(20,972)	184,528	196,400	(4,775)	191,625
Other	5,640	(1,100)	4,540	1,970	(109)	1,861

Total	$239,799	$(40,180)	$199,619	$224,470	$(8,992)	$215,478

Amortization expense for purchased intangible assets was $31.2 million for the year ended December 31, 2006, $7.5 million for the year ended December 31, 2005 and $1.7 million for the year ended December 31, 2004.

The estimated future amortization expense of purchased intangible assets as of December 31, 2006 is as follows:

(in thousands)
2007	$19,561
2008	19,383
2009	19,341
2010	19,050
2011 and thereafter	119,884

Total	$197,219

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

5. Cost Reduction Program, INET Integration and Strategic Review

Cost Reduction Program and INET Integration

We incurred charges of approximately $40.9 million in 2006 in connection with actions we took to improve our operational efficiency as well as to integrate INET. We incurred charges of approximately $20.0 million in 2005 and $62.6 million in 2004 in connection with actions we took to improve our operational efficiency. Charges associated with our cost reduction program and INET integration are expected to cease during the second quarter of 2007. The following table summarizes these charges which are included in the Consolidated Statements of Income:

	Year Ended December 31,
	2006	2005	2004
	(in millions)
Real estate consolidation, net	$5.9	$(5.4)	$29.0
Reductions in force	6.5	4.6	9.4
Technology migration	28.5	20.8	24.2

Total cost reduction charges	$40.9	$20.0	$62.6

Real Estate Consolidation

During 2004, our management re-evaluated all of our owned and leased real estate and determined that we would consolidate staff into fewer locations and save significant costs. More detail on our real estate consolidation, our lease at our headquarters, as well as our other leased, subleased and owned properties is provided below.

New York

As of December 31, 2003 we had a sublease loss reserve of $20.5 million related to our leased property at 1500 Broadway. In 2004, we signed subleases for all of our space at 1500 Broadway. At December 31, 2006, 2005 and 2004, we updated the sublease loss reserve based on current assumptions and known sublease incomes and recorded an additional loss of $1.7 million in 2005 and $1.2 million in 2004, to general, administrative and other expense in the Consolidated Statements of Income. At December 31, 2006, the sublease loss reserve was considered adequate and no additional loss was recorded. In 2005, the additional loss recorded was primarily due to an increase in real estate taxes as a result of a reassessment of the building. The additional loss recorded in 2004 was primarily due to a change in the assumption of sublease term commencement dates.

In 2004, as part of our real estate consolidation plans, management decided not to occupy expansion space that it had leased at our headquarters in New York. As a result, during 2004, we recorded a sublease loss reserve of $12.8 million, included in general, administrative and other expense in the Consolidated Statements of Income, for this expansion space, which was to commence on October 1, 2004. We began marketing the expansion space for sublease during the third quarter of 2004. However, as a result of the acquisition of INET, management determined to occupy the expansion space for INET operations. As a result of this decision in the fourth quarter of 2005, we recorded a release of the sublease loss reserve recorded in 2004 which totaled $12.1 million, net of rental payments.

In the fourth quarter of 2004, our management decided to consolidate additional space at its headquarters in New York and recorded an additional estimated sublease loss reserve of $4.8 million for such space. This charge is included in general, administrative and other expense in the Consolidated Statements of Income. In 2005, we signed a sublease for this space with NASD. At December 31, 2006, the sublease loss reserve was considered adequate and no additional loss was recorded.

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

New Jersey

As a part of our strategic review, we vacated the space Nasdaq Tools occupied at 15 Exchange Place, Jersey City, New Jersey. As of December 31, 2003 we recorded a sublease loss reserve of $1.2 million. At December 31, 2006, 2005 and 2004, we updated the sublease loss reserve based on current assumptions and recorded an additional loss of $0.6 million in 2005 and $0.2 million in 2004 to general, administrative and other expense in the Consolidated Statements of Income. In 2005 we signed a sublease for 50.0% of this space with a third party. At December 31, 2006, the sublease loss reserve was considered adequate and no additional loss was recorded. The remaining 50.0% remains available for sublease.

Maryland

During 2003, we decided to vacate part of the space we occupied in Rockville, Maryland located at 9600 Blackwell Road and recorded a sublease loss reserve of $2.3 million. In 2004, our management re-evaluated its decision to vacate the space at 9600 Blackwell and decided instead to sell the building it owned and occupied in Rockville, Maryland located at 9513 Key West Avenue. Based on our management’s revised decision, we released the sublease loss reserve recorded for 9600 Blackwell which totaled $1.9 million, net of rental payments, in the third quarter of 2004, which is recorded in general, administrative and other expense in the Consolidated Statements of Income.

We began actively marketing the 9513 Key West building for sale in the fourth quarter of 2004 and in June 2005 completed the sale of the building to NASD for $17.8 million. During the fourth quarter of 2004, we recognized a $7.4 million loss, which was included in general, administrative and other expense in the Consolidated Statements of Income, on the write-down of the building’s carrying amount to fair market value less cost to sell. Fair value was determined using a quoted market price from an independent third party. The building was classified as held-for-sale and was included in land, buildings and improvements with a carrying value of $17.6 million at December 31, 2004. This facility was our disaster recovery site. In September 2005, we relocated our disaster recovery site to a third party outsource facility. As a result of vacating the Key West building, we recorded $2.1 million of accelerated depreciation for certain assets for the year ended December 31, 2005.

Connecticut

In 2004, we also evaluated our real estate needs in Trumbull, Connecticut. We owned and occupied a building located at 80 Merritt Boulevard and lease and occupy a building located at 35 Nutmeg Drive. Our management determined that based on staff reductions, all employees in Trumbull would consolidate into our building at 80 Merritt Boulevard. Although our lease at 35 Nutmeg Drive terminates in July 2008, we planned on moving all employees from 35 Nutmeg Drive to 80 Merritt Boulevard before the end of the lease. To accommodate all employees in the Merritt building, two data center spaces were converted into office space. The data centers ceased being used by the end of the first quarter of 2005, and accordingly, we began accelerating the data centers’ fixed assets and leasehold improvements over the new estimated useful life. We recorded $4.5 million of accelerated depreciation for the data center assets for the year ended December 31, 2004 and recorded an additional $2.3 million in the first quarter of 2005.

As part of our real estate consolidation plans, in the second quarter of 2006, we decided to sell our building and related assets located in at 80 Merritt Boulevard, Trumbull, Connecticut. As a result of this decision, the carrying value of the building and related assets was adjusted to its fair market value less costs to sell amounting to $30.8 million, which was determined based on a quoted market price from an independent third party. This resulted in a $5.4 million charge recorded in the second quarter of 2006. In July 2006, we completed the sale of

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

this building and related assets for approximately $30.3 million and an additional $0.5 million charge was recorded in the third quarter of 2006 for a total charge of $5.9 million for the year ended December 31, 2006. These charges were included in general, administrative and other expense in the Consolidated Statements of Income.

Sublease Loss Reserve

The estimated sublease loss reserve for all subleased properties was approximately $22.5 million at December 31, 2006 and $23.2 million at December 31, 2005 and is included in accounts payable and accrued expenses and other liabilities in the Consolidated Balance Sheets. The reserve is adjusted throughout the year to reflect interest accretion, rental payments made during the year, depreciation on leasehold improvements if applicable and sublease receipts. The estimated losses were calculated using a 7.5% net discount rate and estimated sublease terms ranging from 4 years to 18 years at estimated market rates.

Reductions in Force

We eliminated 100 positions in 2006, 69 positions in 2005 and 172 positions in 2004 and recorded charges of $6.5 million in 2006, $4.6 million in 2005 and $9.4 million in 2004 for severance and outplacement costs. These charges were included in compensation and benefits expense in the Consolidated Statements of Income. As of December 31, 2006, we paid the severance and outplacement costs related to the charges recorded in 2005 and 2004. For the charge recorded in 2006, we paid approximately $3.7 million and expect to pay the remainder through the fourth quarter of 2007.

Technology Migration

As a result of a continued review of our technology infrastructure, we previously shortened the estimated useful life of certain assets and changed the lease terms on certain operating leases associated with our quoting platform and our trading and quoting network as we continue to migrate our technology operations to fewer, scalable, less expensive platforms, which resulted in incremental depreciation and amortization expense. The INET integration has accelerated our migration to a low-cost trading platform. As a result, the charges associated with these assets were $28.5 million in 2006. Of this amount, $25.9 million was included in depreciation and amortization expense and $2.6 million was included in computer operations and data communications expense in the Consolidated Statements of Income. The charges associated with these assets in 2005 were $20.8 million and were included in depreciation and amortization expense in the Consolidated Statements of Income. The charges associated with these assets in 2004 were $24.2 million of which $2.6 million was included in general, administrative and other expense and $21.6 million were included in depreciation and amortization expense in the Consolidated Statements of Income.

Strategic Review

During the second quarter of 2003, we announced the results of a strategic review of our operations designed to position us for improved profitability and growth. This strategic review included the elimination of non-core product lines and initiatives and resulted in a reduction in our workforce.

The liability for strategic review costs was $5.8 million at December 31, 2005. In the first quarter of 2006, we funded the majority of the remaining reserves, except a contractual sublease obligation that will continue through 2010 for the space we vacated in Jersey City, New Jersey. At December 31, 2006, the liability was approximately $0.8 million and is included in other liabilities in the Consolidated Balance Sheets.

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

6. Property and Equipment, net

The following table presents the major categories of property and equipment, net:

	December 31,
	2006	2005
	(in thousands)
Land, buildings and improvements	$—	$60,920
Data processing equipment and software	114,890	179,991
Furniture, equipment and leasehold improvements	109,493	115,551

	224,383	356,462
Less: accumulated depreciation and amortization	(159,114)	(233,886)

Total property and equipment, net	$65,269	$122,576

Depreciation and amortization expense for property and equipment was $13.9 million for the year ended December 31, 2006, $28.4 million for the year ended December 31, 2005 and $71.3 million for the year ended December 31, 2004. These amounts are included in depreciation and amortization expense in the Consolidated Statements of Income.

As part of our real estate consolidation plans, in July of 2006, we completed the sale of our building and related assets located in Trumbull, Connecticut. See “Real Estate Consolidation,” of Note 5, “Cost Reduction Program, INET Integration and Strategic Review,” for further discussion.

7. Investments

The following tables summarize investments classified as available-for-sale that are carried at fair market value in the Consolidated Balance Sheets:

December 31, 2006	Cost	Gross Unrealized Gains (Losses)	Estimated Fair Market Value
	(in thousands)
U.S. treasury securities and obligations of U.S. government agencies	$17,700	$(73)	$17,627
Corporate bonds	27,819	(58)	27,761
Other securities	6,391	(6)	6,385

Total available-for-sale debt securities	51,910	(137)	51,773
Investment in the LSE	1,334,846	241,590 (1)	1,576,436

Total	$1,386,756	$241,453	$1,628,209

(1)	Amount includes a foreign currency gain.

At December 31, 2006, all available-for-sale debt securities are due within one year.

December 31, 2005	Cost	Gross Unrealized (Losses)	Estimated Fair Market Value
	(in thousands)
U.S. treasury securities and obligations of U.S. government agencies	$50,400	$(867)	$49,533
Obligations of states and political subdivisions	6,062	(15)	6,047
Auction rate securities	123,856	(67)	123,789

Total	$180,318	$(949)	$179,369

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following tables show the fair market value of our available-for-sale debt securities that have been in an unrealized loss position for less than 12 months or 12 months or longer at December 31, 2006 and 2005:

	Less Than 12 Months		12 Months or Longer		Total
December 31, 2006	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses
	(in thousands)
U.S. treasury securities and obligations of U.S. government agencies	$4,392	$8	$13,235	$65	$17,627	$73
Corporate bonds	27,761	58	—	—	27,761	58
Other securities	6,385	6	—	—	6,385	6

Total available-for-sale debt securities	$38,538	$72	$13,235	$65	$51,773	$137

	Less Than 12 Months		12 Months or Longer		Total
December 31, 2005	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses
	(in thousands)
U.S. treasury securities and obligations of U.S. government agencies	$—	$—	$49,533	$867	$49,533	$867
Obligations of states and political subdivisions	6,047	15	—	—	6,047	15
Auction rate securities	123,789	67	—	—	123,789	67

Total available-for-sale debt securities	$129,836	$82	$49,533	$867	$179,369	$949

The gross unrealized losses in the above tables were primarily due to changes in interest rates. Our management has determined that the gross unrealized losses on our available-for-sale debt securities are temporary in nature.

During the year ended December 31, 2006, available-for-sale debt securities with a fair market value at the date of sale of $581.7 million were sold. Gross realized losses on such sales totaled $0.6 million. The net adjustment after tax to unrealized holding losses on available-for-sale securities included as a separate component of stockholders’ equity totaled $0.1 million for 2006. The net adjustment after tax to unrealized losses on available-for-sale securities included as a separate component of stockholders’ equity due to the sale of securities totaled $0.9 million for 2006.

During the year ended December 31, 2005, available-for-sale debt securities with a fair market value at the date of sale of $51.3 million were sold. For the year ended December 31, 2005, gross realized gains on such sales totaled $0.1 million and gross realized losses totaled $1.6 million. The net adjustment after tax to unrealized holding losses on available-for-sale securities included as a separate component of stockholders’ equity totaled $1.2 million for 2005. The net adjustment after tax to unrealized gains on available-for-sale securities included as a separate component of stockholders’ equity due to the sale of securities totaled $0.4 million for 2005.

During the year ended December 31, 2004, available-for-sale debt securities with a fair market value at the date of sale of $173.2 million were sold. For the year ended December 31, 2004, gross realized gains on such sales totaled $0.1 million and gross realized losses totaled $0.3 million. The net adjustment after tax to unrealized holding losses on available-for-sale securities included as a separate component of stockholders’ equity totaled $1.0 million for 2004. The net adjustment after tax to unrealized losses on available-for-sale securities included as a separate component of stockholders’ equity due to the sale of securities totaled $0.1 million for 2004.

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

Investment in the LSE

The following table summarizes the purchase of our 28.8% ownership investment in the LSE at December 31, 2006:

Date Purchased	Number of Shares		Purchase Price Per Share	Total Consideration			Percentage Ownership
				(in millions)
April 18, 2006	38,100,000		£11.75	£447.7	$784.8		14.9%
May 8, 2006	9,790,280		£12.18	119.2	220.7		18.7%
May 15, 2006	13,791,440		£12.48	172.1	321.4		24.1%
May 23, 2006	1,086,216		£12.38	13.5	25.4		24.6%
May 24, 2006	1,133,034		£12.33	14.0	26.3		25.1%
November 23, 2006	7,065,984		£12.43	87.8	166.8		28.4	%(2)

Total	70,966,954	(1)		£854.3	$1,545.4	(3)

(1)	As a result of the LSE’s capital return, we currently own 61,291,389 shares of the LSE. See below for further discussion.
(2)	After taking into effect the LSE’s share buybacks through 2006, our total percentage ownership at December 31, 2006 was approximately 28.8%.
(3)

We incurred additional brokerage costs of approximately $10.0 million in connection with acquiring our current investment in the LSE. These costs were recorded as an addition to the cost basis in our investment.

On March 7, 2006, the LSE announced that shareholders of record on May 12, 2006 would receive a capital return of approximately GBP 510 million later in May 2006. Based on our share ownership, which included the shares that settled through May 15, 2006, this capital return equated to GBP 123.4 million, or $220.6 million, which was recorded as a reduction to the cost basis in our investment in the second quarter of 2006. As a result of the capital return, we currently own 61,291,389 shares of the LSE.

On May 26, 2006, we also received an ordinary dividend of approximately GBP 4.9 million, or $9.2 million, from the LSE. On November 8, 2006 the LSE declared an interim dividend of £0.06, or $0.11 per share. In order to hedge our foreign currency exposure on our fourth quarter dividend receivable from the LSE, we entered into a foreign currency forward contract. This contract was marked-to-market as the Company did not elect hedge accounting under SFAS 133. See Note 16, “Fair Value of Financial Instruments,” for further discussion. The interim dividend was paid on January 5, 2007 to those shareholders of record on December 8, 2006. The dividend received totaled approximately GBP 3.7 million, or $7.0 million. Both dividends were recorded in dividend income in the Consolidated Statements of Income in 2006.

To finance the above purchases, we entered into credit facilities and utilized cash on hand of approximately $305.4 million. See Note 9, “Debt Obligations,” for further discussion of the credit facilities. We have incurred additional direct acquisition costs of approximately $18.4 million in connection with acquiring our current investment in the LSE and our acquisition bid. These costs such as legal and advisory are included in other current assets in the Consolidated Balance Sheets at December 31, 2006.

In accordance with FIN 35 and APB 18, an investment (direct or indirect) of 20%, such as ours in the LSE, generally leads to a presumption that an investor has the ability to exercise significant influence over an investee, requiring the investment to be accounted for under the equity method of accounting. We concluded that we are not able to exercise significant influence over the operational and financial policies of the LSE pursuant to paragraph 4d of FIN 35 as the equity method of accounting for our investment in the LSE would require the LSE to routinely provide us with certain non-public information and information not available to its other

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

shareholders, in order to convert LSE’s results to GAAP and prepare a full purchase price allocation as required under APB 18. At this point, this information is not available to us. Therefore, we have concluded that we do not exert significant influence over the LSE pursuant to APB 18. Thus we have accounted for our investment in the LSE in accordance with SFAS 115 and include our LSE shares in available-for-sale investments, at fair value in the Consolidated Balance Sheets. Unrealized gains and losses, including foreign currency gains/losses are included in accumulated other comprehensive income in the Consolidated Balance Sheets until the sale or redemption of the shares.

In November 2006, we announced the terms of final offers to acquire all of the ordinary share capital of LSE not already owned by NAL at a price of 1,243 pence per share and all of the B Share of LSE at a price of 200 pence (plus accrued dividend) per share. In order to hedge the foreign currency exposure on our acquisition bid for the LSE, we purchased foreign currency option contracts. See Note 16, “Fair Value of Financial Instruments,” for further discussion. These final offers lapsed on February 10, 2007. See Item 1. “Business—Acquisition Strategy” and Item 1A. “Risk factors—Future acquisitions, partnerships and joint ventures may require significant resources and/or result in significant unanticipated losses, costs and liabilities” for further discussion.

8. Deferred Revenue

Our deferred revenue at December 31, 2006 primarily related to Corporate Client Group fees and will be recognized in the following years:

	Initial Listing Fees	Listing of Additional Shares	Annual and Other	Total
	(in thousands)
Fiscal year ended:
2007	$20,288	$33,951	$2,208	$56,447
2008	17,592	23,699	—	41,291
2009	14,261	12,875	—	27,136
2010	10,508	3,304	—	13,812
2011 and thereafter	8,405	—	—	8,405

	$71,054	$73,829	$2,208	$147,091

Our deferred revenue at December 31, 2006 and 2005 is reflected in the following tables. The additions primarily reflect Corporate Client Group revenues from listing fees charged during the year while the amortization primarily reflects Corporate Client Group revenues from listing fees recognized during the respective year in accordance with GAAP.

	Initial Listing Fees	Listing of Additional Shares	Annual and Other	Total
	(in thousands)
Balance at January 1, 2006	$69,678	$74,766	$1,168	$145,612
Additions	24,595	35,982	130,316	190,893
Amortization	(23,219)	(36,919)	(129,276)	(189,414)

Balance at December 31, 2006	$71,054	$73,829	$2,208	$147,091

Balance at January 1, 2005	$74,300	$75,058	$—	$149,358
Additions	24,570	37,411	116,807	178,788
Amortization	(29,192)	(37,703)	(115,639)	(182,534)

Balance at December 31, 2005	$69,678	$74,766	$1,168	$145,612

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

9. Debt Obligations

The following table presents the changes in our debt obligations during the year ended December 31, 2006:

	December 31, 2005	Additions	Payments and Accretion	December 31, 2006
	(in thousands)
3.75% convertible notes due October 22, 2012 (net of premium and discount)	$442,428	$—	$377	$442,805
$750.0 million senior term loan facility due December 8, 2011	750,000	—	(750,000)	—
$825.0 million senior credit agreement due April 18, 2012, with a letter of credit subfacility and swingline loan facility limited to $400.0 million (average interest rate of 7.10% at December 31, 2006)	—	900,000	(173,550)	726,450
$434.8 million secured term loan credit agreement due April 18, 2012, formerly a six-year $1.1 billion secured term loan facility (average interest rate of 7.10% at December 31, 2006)	—	1,100,000	(765,627)	334,373

Total debt obligations	1,192,428	2,000,000	(1,688,800)	1,503,628
Less current portion	(7,500)	(3,181)	—	(10,681)

Total long-term debt obligations	$1,184,928	$1,996,819	$(1,688,800)	$1,492,947

3.75% Convertible Notes

In order to finance the INET transaction, we issued $205.0 million convertible notes to SLP ($141.4 million), H&F ($60.0 million), and other partners ($3.6 million) on April 22, 2005. The $205.0 million convertible notes which were issued at a discount of $4.5 million, carry a coupon of 3.75% and will be convertible into our common stock at a price of $14.50 per share or 14,137,931 shares subject to adjustment, in general, for any stock split, dividend, combination, recapitalization or similar event. The $205.0 million convertible notes are being amortized over 7.5 years to face value and we recorded accretion of $0.6 million in 2006 and $0.4 million in 2005, which was recorded as interest expense in the Consolidated Statements of Income. SLP also received 1,523,325 warrants and H&F received 650,000 warrants to purchase our common stock at a price of $14.50. The warrants became exercisable on April 22, 2006 and expire on December 8, 2008, the third anniversary of the closing of the INET acquisition. The cash received from the issuance of the $205.0 million convertible notes was held in a restricted cash account until the closing of the acquisition. We recorded interest expense of approximately $7.7 million in 2006 and $5.3 million in 2005 and paid interest of approximately $6.7 million in 2006 and $4.8 million in 2005.

In order to facilitate the INET transaction, H&F also restructured the terms of our original convertible $240.0 million subordinated notes, extending the maturity date from May 2006 to October 2012, lowering the interest coupon rate to 3.75% from 4.0% and lowering the conversion price to $14.50 from $20.00 or 16,551,724 shares, subject to adjustment, for stock splits, dividends, combinations, recapitalizations or similar events. H&F also received an additional 2,750,000 warrants to purchase our common stock at a price of $14.50 per share. These warrants also became exercisable on April 22, 2006 and expire on December 8, 2008, the third anniversary of the closing of the INET acquisition. In accordance with EITF Issue 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” a substantial modification of terms should be accounted for and reported in the same manner as an extinguishment of debt. We considered the modification of the terms of our original convertible $240.0 million subordinated notes to be substantial and therefore recorded a pre-tax charge

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

of $7.4 million related to the restructuring of the $240.0 million convertible notes, which is included in general, administrative and other expense in the Consolidated Statements of Income for the year ended December 31, 2005. We recorded interest expense on the $240.0 million convertible notes of approximately $9.0 million in 2006 and $6.2 million in 2005 and paid interest of approximately $9.0 million in 2006 and $4.5 million in 2005. Interest expense totaled $3.0 million and interest paid totaled $3.4 million on the $240.0 million subordinated notes for the year ended December 31, 2005. Interest expensed and paid on the $240 million subordinated notes for the year ended December 31, 2004 totaled $9.6 million.

On an as-converted basis at December 31, 2006, H&F owned an approximate 18.0% equity interest in us as a result of its ownership of the $240.0 million convertible notes, $60.0 million of the $205.0 million convertible notes, 3,400,000 shares underlying warrants, 5,000 vested stock options and 500,000 shares of common stock purchased from us in a separate transaction. On an as-converted basis at December 31, 2006, SLP owned an approximate 9.1% equity interest in us as a result of its ownership of $141.4 million of the $205.0 million convertible notes and 1,523,325 shares underlying warrants.

Both the $205.0 million convertible notes and $240.0 million convertible notes are senior unsecured obligations of the Exchange and rank pari passu in right of payment with all existing and any future senior unsecured indebtedness of us, are senior in right of payment to any future subordinated indebtedness of us and are junior in right of payment to any senior secured indebtedness. See, “Obligations Under Guarantee,” of Note 19, “Commitments, Contingencies and Guarantee,” for further discussion. The indenture governing the notes limits our ability to incur senior secured indebtedness in excess of the $825.0 million senior credit agreement and any future senior secured indebtedness provided that at the time of incurrence, we maintain a ratio of aggregate senior secured indebtedness to EBITDA (as defined in the indenture) for the most recent four consecutive quarters of not greater than 4.0 to 1.0.

Debt Issuance Costs

In conjunction with the issuance of the $205.0 million convertible notes and restructuring of the $240.0 million convertible notes, we incurred debt issuance costs of $2.6 million. These costs, which are capitalized and included in other assets in the Consolidated Balance Sheets, are being amortized over the life of each debt obligation. Amortization expense which was recorded as additional interest expense for these costs was immaterial for both 2006 and 2005.

$825 Million Senior Secured Financing

In connection with the INET transaction, we also entered into a credit agreement dated as of December 8, 2005. The credit agreement which provided for credit up to $825.0 million of senior secured financing included:

(1)	a six-year $750.0 million senior term loan facility with a letter of credit subfacility and swingline loan subfacility; and

(2)	a five-year $75.0 million revolving credit facility.

On December 8, 2005, we drew the full $750.0 million senior term loan facility but did not draw any funds under the revolving credit facility. The interest rate on the $750.0 million senior term loan facility was LIBOR plus 150 basis points and as of December 31, 2005 the average interest rate was 6.14%. Interest expense totaled approximately $3.1 million and interest paid totaled $0.8 million in 2005. On April 18, 2006, we repaid in full the $750.0 million senior term loan facility. The average interest rate during 2006 on the $750.0 million senior term loan facility was 6.29%. Interest expense totaled approximately $13.9 million and interest paid totaled $16.2 million in 2006.

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

Debt Issuance Costs

We incurred debt issuance costs of $12.4 million in connection with the $825.0 million senior secured financing. These costs were capitalized and were included in other assets in the Consolidated Balance Sheets and were being amortized over the life of the debt obligation. Amortization expense which was recorded as additional interest expense for these costs was immaterial for both 2006 and 2005.

As noted above, on April 18, 2006 we repaid in full the $750.0 million senior term loan facility and entered into new credit agreements. For further discussion, see “April 2006 Credit Facility” below. As a result of the early repayment, we recorded a loss of $12.3 million which was included in general, administrative and other expense in the Consolidated Statements of Income in 2006. This amount was initially capitalized as debt issuance costs as discussed above.

April 2006 Credit Facility

On April 11, 2006, in order to finance the purchase of our investment in the LSE, we entered into new credit agreements, or the April 2006 Credit Facility. The April 2006 Credit Facility replaced our former credit agreement dated December 8, 2005 which was obtained in connection with the financing of the INET acquisition.

The April 2006 Credit Facility provided for credit up to $1.9 billion of secured financing and included:

(1)	a six-year $750.0 million senior term loan facility with a letter of credit subfacility and swingline loan subfacility;

(2)	a five-year un-drawn $75.0 million revolving credit facility; and

(3)	a six-year $1.1 billion secured term loan facility.

2006 Activity under the April 2006 Credit Facility

On April 18, 2006, we drew the full $750.0 million senior term loan facility and the $1.1 billion secured term loan facility. On May 2, 2006, we completed a public offering of 18,500,000 shares of our common stock, for net proceeds of $665.2 million before deducting offering expenses. These proceeds were used to prepay a portion of the $1.1 billion secured term loan facility. In connection with this prepayment we recorded a loss of $8.6 million on the early extinguishment of debt, which was included in general, administrative and other expense in the Consolidated Statements of Income in 2006. This amount was initially capitalized as debt issuance costs as discussed below.

Amounts Outstanding under the April 2006 Credit Facility

Under the terms of the April 2006 Credit Facility, excluding the un-drawn $75.0 million revolving credit facility, any amounts prepaid constitute permanent reductions in availability. Therefore, after the above activity, debt outstanding totaled:

(1)	$750.0 million senior term loan facility; and

(2)	$434.8 million from the $1.1 billion secured term loan facility.

Debt Issuance Costs

We incurred debt issuance costs of $17.5 million in connection with the April 2006 Credit Facility. These costs, which are capitalized and included in other assets in the Consolidated Balance Sheets, are being amortized

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

over the life of the facility. As noted above, we recorded a loss of $8.6 million on the early extinguishment of debt. Therefore debt issuance costs remaining on the April 2006 Credit Facility after the loss on early extinguishment of debt was $8.9 million.

May 2006 Credit Facility

The April 2006 Credit Facility was amended and restated into two new credit facilities, or the Credit Facilities, on May 19, 2006. See “Credit Facilities,” below for further discussion.

Credit Facilities

The Credit Facilities currently provide for credit up to $1.3 billion of secured financing and include:

(1)	$825.0 million senior credit agreement, which includes:

•	a six-year $750.0 million senior term loan facility, or $750.0 million senior term loan facility with a letter of credit subfacility and swingline loan subfacility; and

•	a five-year un-drawn $75.0 million revolving credit facility.

(2)	$434.8 million six-year secured term loan credit agreement, or $434.8 million term loan credit agreement.

2006 Activity under the Credit Facilities

In July 2006, we completed the sale of our building and related assets located in Trumbull, Connecticut. In accordance with the terms of the Credit Facilities, we prepaid approximately $9.7 million of the $750 million senior term loan facility and approximately $5.7 million of the $434.8 million secured term loan credit agreement with a portion of the net proceeds from the sale. We used the remaining proceeds for general corporate purposes. See “Real Estate Consolidation,” of Note 5, “Cost Reduction Program, INET Integration and Strategic Review,” for further discussion.

In November 2006, we made an early partial prepayment of approximately $158.3 million on the $750 million senior term loan facility and approximately $91.7 million on the $434.8 million secured term loan credit agreement with available cash resources. In connection with these prepayments we recorded a loss of $1.1 million for the pro-rata amortization of debt issuance costs on the early extinguishment of a portion of debt, which was included in general, administrative and other expense in the Consolidated Statements of Income in 2006. This amount was initially capitalized as debt issuance costs as discussed above. Also in November 2006, we borrowed an additional $150.0 million from the $750 million senior term loan swingline loan subfacility for an additional purchase of LSE common stock. See Note 7, “Investments,” for further discussion.

The average interest rate during 2006 on the April 2006 Credit Facility and the Credit Facilities was 7.10%. Interest expense totaled approximately $58.0 million and interest paid totaled $54.9 million in 2006.

Nasdaq paid a commitment fee of 0.50% per annum on the average daily unused portion of the revolving credit facility which was approximately $0.3 million for 2006.

Debt Issuance Costs

As discussed above, we incurred debt issuance costs of $17.5 million in connection with the April 2006 Credit Facility. After the repayments in May and November 2006, which resulted in an acceleration of debt

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

issuance costs of $9.7 million and amortization expense of $1.1 million in 2006, the unamortized balance of debt issuance costs was $6.7 million at December 31, 2006. These costs are included in other assets in the Consolidated Balance Sheets as of December 31, 2006.

General Terms of the Credit Facilities

Any amounts prepaid under the Credit Facilities, excluding the un-drawn $75.0 million revolving credit facility, constitute permanent reductions in availability.

The interest rate on loans made under the Credit Facilities, excluding the un-drawn $75.0 million revolving credit facility, is expected to be either:

(1)	a margin of 75 basis points (decreasing to a margin of 50 basis points on the earlier of either the outstanding amounts under the Credit Facilities is less than or equal to $750.0 million, or when the Credit Facilities receive a rating of Ba2 (stable outlook or better) or higher by Moody’s Investors Service, Inc. and a rating of BBB- (stable outlook or better) or higher by Standards & Poor’s Ratings Group, Inc.) plus a rate per annum equal to the greater of:

(a)	the rate announced from time to time by Bank of America, N.A. as its “prime rate” and

(b)	the federal funds effective rate plus 1/2 of 1%, or

(2)	a margin of 175 basis points (decreasing to a margin of 150 basis points on the earlier of either the outstanding amounts under the Credit Facilities is less than or equal to $750.0 million, or when the Credit Facilities receive a rating of Ba2 (stable outlook or better) or higher by Moody’s and a rating of BBB- (stable outlook or better) or higher by Standards & Poor’s) plus the “LIBO Rate” set by the British Banker’s Association at 11:00 a.m. two days prior, in each case.

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

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

The $434.8 million secured term loan credit agreement is excluded from the calculation of the Leverage Ratio until October 2007. The Credit Facilities also contain customary affirmative covenants, including interest rate protection, access to financial statements, notice of trigger events and defaults, maintenance of business and insurance, and events of default, as well as cross-defaults on material indebtedness.

We are required to make quarterly principal amortization payments on the Credit Facilities. In 2006, we paid approximately $5.6 million of the $750 million senior term loan facility and approximately $3.0 million of the $434.8 million term loan credit agreement. We are permitted to prepay borrowings under the Credit Facilities at any time in whole or in part, subject to our remaining in compliance with the covenants discussed above and our obligation to pay additional fees in certain circumstances. We are required to make mandatory prepayments upon the receipt of net proceeds in the case of a sale, transfer or other disposition of an asset or other events as defined in the Credit Facilities. Beginning in 2007, we also are required to use a percentage of our prior year’s excess cash flow to prepay loans outstanding under the Credit Facilities. The percentage of cash flow we are required to use for prepayments varies depending on our leverage ratio at the end of the year for which cash flow is calculated, with the maximum prepayment percentage set at 50.0%.

At December 31, 2006, we were in compliance with the covenants of all of our debt obligations.

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

New Credit Facility

As previously discussed, on November 20, 2006 NAL, a subsidiary of Nasdaq announced the terms of offers to acquire:

•	all of the outstanding ordinary shares of LSE for £12.43 per share (other than shares already owned by Nasdaq); and

•	all of the outstanding B shares of LSE for £2.00 per share (plus an amount equal to accrued dividends).

The total cost consideration payable under the offers will amount to approximately £2.0 billion, or $3.8 billion (which includes the amounts paid for the Share Purchase (discussed below)).

Debt Financing

To finance the offers, Nasdaq entered into the following credit agreements, collectively, the New Credit Facility, each of which credit agreements became effective on November 20, 2006. The initial funding under the New Credit Facility is subject to conditions customary in the United Kingdom for transactions of this type and will not occur until the offers have been declared unconditional in all respects:

•

Credit Agreement, dated as of November 20, 2006, among Nasdaq, as Borrower, the financial institutions that are or may from time to time become parties thereto as Lenders, Bank of America, N.A., as Administrative Agent, Collateral Agent, Swingline Lender and Issuing Bank, Banc of America Securities LLC, as Sole Lead Arranger, Banc of America Securities LLC and Dresdner Kleinwort Securities LLC, as Joint Bookrunning Managers, and Dresdner Bank AG New York and Grand Cayman Branches, as Syndication Agent

•

Term Loan Credit Agreement, dated as of November 20, 2006, among Nasdaq, as Borrower, NAL, as Additional Borrower, the financial institutions that are or may from time to time become parties thereto as Lenders, Bank of America, N.A., as Administrative Agent and Collateral Agent, Banc of America Securities LLC, as Sole Lead Arranger, Banc of America Securities LLC and Dresdner Kleinwort Securities LLC, as Joint Bookrunning Managers, and Dresdner Bank AG New York and Grand Cayman Branches, as Syndication Agent

•

Bridge Loan Agreement, dated as of November 20, 2006, among Nasdaq, as Borrower, NAL, as Additional Borrower, the financial institutions that are or may from time to time become parties thereto as Lenders, Banc of America Bridge LLC, as Administrative Agent, Banc of America Securities LLC, as Sole Lead Arranger, Banc of America Securities LLC and Dresdner Kleinwort Securities LLC, as Joint Bookrunning Managers, and Dresdner Bank AG New York and Grand Cayman Branches, as Syndication Agent

The New Credit Facility provides for credit of up to approximately $5.1 billion of debt financing to be used for payment in respect of the acquisition of the issued LSE ordinary shares (and shares issuable pursuant to options convertible into ordinary shares) and the issued LSE B shares, transaction costs, working capital, and repayment of Nasdaq borrowings under its existing credit facilities as well as existing bonds of LSE to the extent that the holders of such bonds require the bonds to be redeemed. The New Credit Facility includes (1) a six-year $75.0 million secured revolving credit facility, with a letter of credit subfacility and swingline loan subfacility under the Credit Agreement; (2) a seven-year $750.0 million secured term loan facility under the Credit Agreement; (3) a seven-year $2.5 billion secured term loan facility structured as a delayed-draw term loan under the Term Loan Credit Agreement; and (4) a $1.75 billion unsecured bridge loan under the Bridge Loan Agreement. The interest rate on loans made under New Credit Facility is expected to be (1) in the case of revolving loans, the Credit Agreement term loans and the Term Loan Credit Agreement term loans, (a) the higher

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

of (i) the federal funds effective rate plus 1/2 of 1% or (ii) the “prime rate” of Bank of America, N.A., plus 1.25% or (b) the “LIBO Rate” used by Bank of America, N.A. plus 2.25% and (2) in the case of the Bridge Loan Agreement, (a) the higher of (i) the federal funds effective rate plus 1/2 of 1% or (ii) the “prime rate” of Bank of America, N.A., plus 3.00% or (b) the “LIBO Rate” used by Bank of America, N.A. plus 4.00%, provided that if the loans under the Bridge Loan Agreement are not repaid in full within 120 days after they are funded, the applicable rate shall increase by 1.00% per annum as of such 120th date for the subsequent 90-day period and shall increase by an additional 0.50% per annum at the beginning of each subsequent 90-day period thereafter.

When initially funded, (i) the Credit Agreement will refinance in full Nasdaq’s existing credit agreement, dated as of April 11, 2006 and amended and restated as of May 19, 2006, among Nasdaq, as Borrower, the financial institutions that are or may from time to time become parties thereto as Lenders, Bank of America, N.A., as Administrative Agent, Swingline Lender and Issuing Bank, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (including amounts borrowed under the incremental facility amendment described below) and (ii) the Term Loan Credit Agreement will refinance in full Nasdaq’s existing term loan credit agreement, dated as of April 11, 2006 and amended and restated as of May 19, 2006, among Nasdaq, as Borrower, NAL, as Additional Borrower, the financial institutions that are or may from time to time become parties thereto as Lenders, Banc of America Bridge LLC, as Administrative Agent, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager.

Nasdaq’s obligations under the Credit Agreement and the Term Loan Credit Agreement will be secured by a security interest in and liens upon substantially all of the assets of Nasdaq and its subsidiaries, excluding non-U.S. domestic subsidiaries, the regulated broker-dealer subsidiaries, the insurance-related subsidiaries, The Trade Reporting Facility LLC, Independent Research Network, LLC, and The Nasdaq Stock Market Educational Foundation, Inc. The shares of each of Nasdaq’s subsidiaries, other than The Trade Reporting Facility LLC, Independent Research Network, LLC, The Nasdaq Stock Market Educational Foundation, Inc., The NASDAQ Stock Market LLC and Nasdaq Insurance Agency, LLC, will be pledged, provided that no more than 65% of the voting shares of any non-U.S. entity shall be pledged, and the shares of entities which are not directly owned by Nasdaq or any of its subsidiary guarantors shall not be pledged. NAL will pledge up to 65% of the voting shares of LSE in support of the obligations under the Credit Agreement and the Term Loan Credit Agreement. All of Nasdaq’s U.S. domestic subsidiaries will be guarantors of its obligations under the New Credit Facility, excluding the regulated broker-dealer subsidiaries, the insurance-related subsidiaries, The Trade Reporting Facility LLC, Independent Research Network, LLC, and The Nasdaq Stock Market Educational Foundation, Inc., and such guarantees in support of the Bridge Loan Agreement shall be subordinated and unsecured.

The New Credit Facility contains customary negative covenants applicable to Nasdaq and its subsidiaries, including the following:

•	in case of the Credit Agreement and the Term Loan Credit Agreement, maintenance of minimum interest expense coverage ratio and maximum leverage ratio;

•	limitations on the payment of dividends and redemptions of Nasdaq’s capital stock;

•	limitations on loans, guarantees, investments, incurrence of debt and hedging arrangements;

•	limitations on issuance and amendment of preferred stock and amendment of subordinated debt agreements;

•	limitations on prepayments, redemptions and repurchases of debt other than debt under the credit facility;

•	limitations on liens and sale-leaseback transactions;

•	limitations on mergers, recapitalizations, acquisitions and asset sales;

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

•	limitations on transactions with affiliates;

•	limitations on restrictions on liens and other restrictive agreements; and

•	limitations on changes in our business.

The New Credit Facility also contains customary affirmative covenants, including access to financial statements, notice of trigger events and defaults, maintenance of business and insurance, and customary events of default, including cross-defaults to material indebtedness. The New Credit Facility has been negotiated based on an offer price of £12.43 per LSE ordinary share.

Nasdaq is permitted to repay borrowings under the New Credit Facility at any time in whole or in part. Following the end of each fiscal year, commencing with the end of fiscal year 2007, Nasdaq also is required to use a percentage of its excess cash flow, as defined in the Credit Agreement and the Term Loan Credit Agreement and calculated with respect to the prior fiscal year, to repay loans outstanding under the Credit Agreement and the Term Loan Credit Agreement. The percentage of excess cash flow Nasdaq is required to use for repayments varies depending on Nasdaq’s leverage ratio at the end of the year for which excess cash flow is calculated, with the maximum repayment percentage set at 50.0% of excess cash flow.

The Bridge Loan Agreement, together with the other agreements in the New Credit Facility and the Equity Financing described below, provides Nasdaq with the certainty of funds necessary to effect the offers. Borrowings under the Bridge Loan Agreement initially mature in one year. Nasdaq intends to replace or refinance the Bridge Loan Agreement with longer term financing such as an offering of senior unsecured notes after the acquisition is completed but no determination has been made as to a senior notes offering or the terms thereof. In the event that a replacement or refinancing is delayed, the Bridge Loan Agreement contains a mechanism by which the outstanding loans thereunder may “roll over” into a longer maturity.

Equity Financing

In addition to the New Credit Facility and in connection with the financing of the offers, Nasdaq has entered into a Purchase Agreement, by and among Nasdaq, as issuer, and Banc of America Bridge, LLC and Dresdner Kleinwort Securities LLC, as purchasers. The Purchase Agreement provides for the issue and sale to the purchasers of up to 775,000 shares of Nasdaq’s senior perpetual preferred stock, par value $0.01 per share at a purchase price of $1,000 per share. The Purchase Agreement became effective on November 20, 2006. The sale of the preferred stock is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

The purchasers’ several obligations to purchase shares of preferred stock is subject to conditions customary in the United Kingdom for transactions of this type and will not occur until the offers have been declared unconditional in all respects.

In connection with the Purchase Agreement, Nasdaq has made customary representations and warranties and has agreed to customary covenants. In addition, Nasdaq has agreed to register the preferred stock on or prior to the eight-month anniversary of the purchase date.

The material terms of the preferred stock are:

•	Each share of preferred stock shall have an initial liquidation preference of $1,000.00;

•

With respect to distributions regarding dividends and upon liquidation, winding up or dissolution of Nasdaq, the preferred stock shall rank senior to all classes of Nasdaq’s common stock and each other class of capital stock or preferred stock of Nasdaq the terms of which do not expressly provide otherwise;

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

•	Cash is payable with respect to dividends only upon redemption or liquidation;

•

Dividends accrete at the LIBOR Rate plus 7.00% for the period from the issue date up to but excluding the 90th day following the issue, plus an additional 0.50% per each 90-day period thereafter, up to a maximum of 14.00% per annum;

•

Upon liquidation, dissolution or winding-up of Nasdaq, and subject to the above-referenced ranking, each holder of outstanding preferred stock shall be entitled to be paid the above-referenced liquidation preference with respect to each share of preferred stock plus any accumulated and unpaid dividends thereon;

•

The preferred stock may be redeemed at the option of Nasdaq, in whole at any time or in part from time to time on or after the issue date (i) for a price equal to 100% of the liquidation preference plus any accumulated and unpaid dividends during the period from the issue date to the one year anniversary of the issue date and (ii) for each of the first four one-year periods subsequent to the one year anniversary of the issue date, at a price equal to 100% of the liquidation preference plus 1% for each such one-year period and plus any accumulated and unpaid dividends and thereafter, at a price equal to 104% of the liquidation preference plus any accumulated and unpaid dividends;

•

Holders of the preferred stock shall not generally have any voting rights with respect to the preferred stock, however approval by 66 2/3 % of the holders of the then-outstanding preferred stock is required in certain circumstances, including (i) the future issuance of any Nasdaq securities on par or senior to the preferred stock and (ii) any action that would materially adversely alter or change the preferences, rights, privileges or powers of, or the restrictions provided for the benefit of, the preferred stock;

•

Upon a change in control of Nasdaq, holders of outstanding preferred stock shall be entitled to tender such shares for repurchase by Nasdaq at a purchase price per share equal to, if such change of control occurs during the first year in which the preferred stock are outstanding, 100% of the then applicable liquidation preference, and if thereafter, 101% of the then applicable liquidation preference, in each case plus any accumulated and unpaid dividends; and

•	The preferred stock is neither convertible nor exchangeable and may be redesignated and reissued if reacquired by Nasdaq.

Although the final offers have lapsed, the New Credit Facility does not expressly terminate. However, we cannot draw upon the Bridge Loan Agreement after May 20, 2007.

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

10. Income Taxes

The income tax provision consists of the following amounts:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Current income taxes:
Federal	$61,789	$39,502	$(24,741)
State	9,526	577	208
Foreign	533	554	3,908

Total current income taxes	71,848	40,633	(20,625)

Deferred income taxes:
Federal	9,264	(2,059)	22,506
State	4,140	5,998	68
Foreign	—	—	(1,200)

Total deferred income taxes	13,404	3,939	21,374

Total income tax provision	$85,252	$44,572	$749

A reconciliation of the income tax provision, based on the U.S. federal statutory rate, to our actual income tax provision for the years ended December 31, 2006, 2005 and 2004 is as follows:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Federal income tax provision at the statutory rate	$74,601	$37,192	$894
State income tax provision, net of federal effect	8,883	4,274	179
Nondeductible expenses	1,382	2,560	926
Foreign taxes	323	178	872
Change in valuation allowance	(191)	720	(1,051)
Tax preferred investments	(183)	(1,195)	(601)
Prior year tax payable	131	417	(496)
Other, net	306	426	26

Actual income tax provision	$85,252	$44,572	$749

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

The temporary differences, which give rise to our deferred tax assets and (liabilities) consisted of the following:

	December 31,
	2006	2005
	(in thousands)
Deferred tax assets:
Deferred revenues	$36,098	$35,232
Acquired net operating loss(1)	29,201	74,690
Foreign net operating loss	1,296	1,244
State net operating loss	463	1,395
Compensation and benefits	24,255	12,806
Lease reserves	8,455	8,634
Acquired capital loss carryforward(1)	32,965	—
Capital loss carryforward	7,365	7,584
Strategic review charges	—	2,484
Provision for bad debts	5,537	6,144
Other	3,348	1,225

Gross deferred tax assets	148,983	151,438

Deferred tax liabilities:
Depreciation	(3,963)	(6,811)
Amortization of software development costs	(10,338)	(18,542)
Amortization of acquired intangible assets	(68,626)	(69,664)
Investment in LSE and other investments	(127,471)	—
Other	(386)	(2,242)

Gross deferred tax liabilities	(210,784)	(97,259)

Net deferred tax (liabilities) assets before valuation allowance	(61,801)	54,179

Less: valuation allowance(1)	(40,899)	(8,149)

Net deferred tax (liabilities) assets	$(102,700)	$46,030

(1)

We recorded a non-current deferred tax asset of $62.2 million on the 2005 sale of Instinet’s Institutional Brokerage division related to acquired operating and capital loss carryforwards. Included in this amount is a deferred tax asset for a capital loss carryforward of $33.0 million. We believe that it is more likely than not that we will not realize a benefit on this asset, therefore, we established a valuation allowance of $33.0 million. This valuation allowance affects goodwill and other balance sheet accounts. We and SLP have an agreement to share the deferred tax benefit on the sale of the Institutional Brokerage division. To the extent the $29.2 million net deferred tax benefit is realized approximately $27.9 million will be paid to SLP. We have recorded a liability for the estimated SLP share of the tax benefits in other liabilities in the Consolidated Balance Sheets at present value of the expected payments. If we are able to realize tax benefits related to the capital loss carryforwards noted above, we may be required to pay SLP an additional amount.

Of the $31.0 million net operating losses, federal losses of $29.2 million will expire in 2025, state losses of $0.5 million will expire through 2025, foreign losses of $0.4 million will expire 2007 through 2012 and foreign losses of $0.9 million have no expiration date. Of the $40.3 million of capital loss carryforwards, $0.6 million will expire in 2008, $6.2 million will expire in 2009 and $33.5 million will expire in 2010.

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

The change in the valuation allowance from December 31, 2005 to December 31, 2006 is as follows:

	(in thousands)
Balance at December 31, 2005	$(8,149)
Foreign net operating loss carryforward	(5)
Utilization of capital loss carryforward	220
Acquired capital loss carryforward	(32,965	)(1)

Balance at December 31, 2006	$(40,899)

(1)	This valuation allowance affects goodwill and other balance sheet accounts.

Not included in the deferred tax assets for the year ended December 31, 2006 is a capital loss carryforward of $15.8 million generated through discontinued operations. The carryforward will expire in 2008. We believe that it is more likely than not that we will not realize a benefit on this asset, therefore, we established a valuation allowance of $15.8 million.

The following represents the domestic and foreign components of income before income tax provision:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Domestic	$213,256	$104,556	$(1,122)
Foreign	(111)	1,706	3,675

Income before income tax provision	$213,145	$106,262	$2,553

In 2006, 2005 and 2004 we recorded income tax benefits (provision) of $24.8 million, $21.5 million and $(0.2) million, respectively, primarily related to employee stock option exercises. These amounts were recorded to additional paid-in-capital in the Consolidated Balance Sheets.

We are subject to examination by federal, state and local, and foreign tax authorities. We regularly assess the likelihood of additional assessments by each jurisdiction and have established tax reserves that we believe are adequate in relation to the potential for additional assessments. During 2006 we settled a New York City audit with additional tax and interest assessed of $1.3 million. This amount had been previously reserved and had no impact on 2006 net income. We believe that the resolution of tax matters will not have a material effect on the Company’s financial condition but may be material to the Company’s operating results for a particular period and upon the effective tax rate for that period.

In June 2006, the FASB issued a new interpretation of accounting for uncertainty in income taxes. For further discussion, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Future Accounting Requirements.

11. Employee Benefits

Prior to January 1, 2006, we were a participating employer in a non-contributory, defined-benefit pension plan that NASD sponsors for the benefit of its eligible employees and the eligible employees of its subsidiaries. As of January 1, 2004, the benefits are primarily based on years of service and the employees’ career-average salary during employment, subject to a phase-in period. Before 2004, the benefits were primarily based on years of service and the employees’ average salary during the highest 60 consecutive months of employment.

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

As part of our separation from NASD, effective January 1, 2006, we adopted our own non-contributory, defined-benefit pension plan and transferred our participants in NASD’s pension plan to our pension plan. The adoption of our own plan did not have an impact on our consolidated financial position or results of operations. As of July 1, 2006, our pension plan was frozen to new employees hired after June 30, 2006. There were no other changes to our pension plan.

Until November 1, 2003, we participated in a Supplemental Executive Retirement Plan, or the SERP, that was maintained by NASD for certain senior executives. On November 1, 2003, we formed our own SERP and transferred all amounts to this new plan. Also during 2003, we changed the assumed retirement age from age 65 to the later of age 55 or 10 years of service, except in the case of an executive who has a contract with a SERP provision, then benefits are measured in accordance with the contract terms. The SERP is an unfunded plan.

We also provide medical benefits to retirees and their eligible dependents, as well as life insurance to retirees, who meet eligibility requirements through our post-retirement benefit plans. For employees who retired prior to January 1, 2004 and who have continuously participated in our voluntary medical plan since their retirement date, medical benefits are subsidized by us. For employees who retired subsequent to January 1, 2004, medical benefits were subsidized by us for plan years 2004, 2005 and 2006 however, we have transitioned the full cost of coverage over to the retiree, so that effective January 1, 2007, the retiree pays the full cost of coverage. Subsidized medical benefits are not available to retirees upon reaching age 65. We currently pay the premium for the life insurance benefit.

On December 31, 2006, we adopted the recognition and disclosure provisions of SFAS 158. SFAS 158 requires us to recognize the funded status measured as the difference between the fair value of plan assets and the projected benefit obligations of our employee benefit plans in our December 31, 2006 Consolidated Balance Sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the unrecognized net actuarial losses, unrecognized prior service cost and unrecognized transition asset remaining from the initial adoption of SFAS No. 87, “Employers’ Accounting for Pensions,” or SFAS 87, all of which were previously netted against the plan’s funded status in our Consolidated Balance Sheet pursuant to the provisions of SFAS 87. These amounts will be subsequently recognized as net periodic employee benefit cost pursuant to our historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic employee benefit cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic benefit cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of SFAS 158. We use a measurement date of December 31 for our pension, SERP and post-retirement plans.

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

The incremental effects of adopting the provisions of SFAS 158 on our Consolidated Balance Sheet at December 31, 2006 are presented in the following table. The adoption of SFAS 158 had no effect on our Consolidated Statement of Income for the year ended December 31, 2006, or for any prior period presented, and it will not affect our operating results in future periods. Had we not been required to adopt SFAS 158 at December 31, 2006, we would have recognized an additional minimum liability pursuant to the provisions of SFAS 87 for our pension plan and SERP. The effect of recognizing the additional minimum liability is included in table below in the column labeled “Before Application of SFAS 158.”

	Incremental Effect of Applying SFAS 158 on Individual Line Items in the Consolidated Balance Sheet at December 31, 2006
Line item	Before Application of SFAS 158	Effect of Adopting SFAS 158	After Application of SFAS 158
	(in thousands)
Deferred tax assets	$10,842	$256	$11,098
Total current assets	2,312,290	256	2,312,546
Non-current deferred tax assets	91,883	5,103	96,986
Total assets	3,711,093	5,359	3,716,452
Accrued personnel costs	54,910	655	55,565
Total current liabilities	459,852	683	460,535
Other liabilities	86,078	13,006	99,084
Total liabilities	2,245,340	13,661	2,259,001
Accumulated other comprehensive income	144,506	(8,302)	136,204
Total stockholders’ equity	1,465,657	(8,302)	1,457,355
Total liabilities, minority interest and stockholders’ equity	3,711,093	5,359	3,716,452

Included in accumulated other comprehensive income at December 31, 2006 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized net actuarial loss of $26.8 million ($16.3 million net of tax) and unrecognized prior service cost of $(6.7) million ($4.1 million net of tax). The unrecognized net actuarial loss and unrecognized prior service cost included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost during the fiscal year ending December 31, 2007 is $1.3 million ($0.8 million net of tax) and $(0.6) million ($0.4 million net of tax), respectively.

Components of Net Periodic Benefit Cost

The following table sets forth the components of net periodic pension, SERP and post-retirement benefits cost recognized in compensation and benefits expense in the Consolidated Statements of Income:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Components of net periodic benefit cost
Service cost	$6,777	$6,294	$6,467
Interest cost	3,998	4,057	4,361
Expected return on plan assets	(2,831)	(2,655)	(2,974)
Amortization of unrecognized transition asset	(46)	(57)	(58)
Recognized net actuarial loss	1,269	1,655	902
Prior service cost recognized	(510)	(270)	(319)
Settlement loss recognized	443	—	207

Benefit cost	$9,100	$9,024	$8,586

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

During 2006 and 2004 there were settlement losses of $0.4 million and $0.2 million, respectively, due to early retirements for employees included within the SERP. There were no settlement losses in 2005.

Benefit Obligations and Funded Status

The following table provides a reconciliation of the changes in the benefit obligations, the plan assets and the funded status of our pension, SERP and post-retirement plans:

	2006				2005
	Pension	SERP	Post- retirement	Total	Pension	SERP	Post- retirement	Total
	(in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$55,502	$19,512	$725	$75,739	$57,366	$16,135	$661	$74,162
Service cost	4,891	1,868	18	6,777	4,555	1,739	18	6,312
Interest cost	3,217	744	37	3,998	3,093	965	37	4,095
Actuarial losses (gains)	9,943	(557)	(8)	9,378	(2,802)	1,253	18	(1,531)
Benefits paid	(13,038)	(7,175)	(99)	(20,312)	(7,924)	(580)	1	(8,503)
Plan amendments	228	—	—	228	—	—	—	—
Loss to due change in mortality rate	—	—	—	—	1,214	—	(10)	1,204

Benefit obligation at end of year	60,743	14,392	673	75,808	55,502	19,512	725	75,739

Change in plan assets
Fair value of plan assets at beginning of year	32,825	—	—	32,825	32,284	—	—	32,284
Separation from NASD	359	—	—	359	—	—	—	—
Actual return on plan assets	6,427	—	—	6,427	(471)	—	—	(471)
Company contributions	5,952	7,175	99	13,226	8,936	580	1	9,517
Employee contributions	—	—	217	217	—	—	306	306
Benefits paid	(13,038)	(7,175)	(316)	(20,529)	(7,924)	(580)	(307)	(8,811)

Fair value of plan assets at end of year	32,525	—	—	32,525	32,825	—	—	32,825

Under funded status of the plan	(28,218)	(14,392)	(673)	(43,283)	(22,677)	(19,512)	(725)	(42,914)
Accumulated benefit obligation	$47,261	$14,392	$673	$62,328	$42,817	$19,283	$725	$62,825

The total under funded status of the pension, SERP and post-retirement plans of $43.3 million at December 31, 2006 is included in other liabilities and accrued personnel costs in the Consolidated Balance Sheet. No plan assets are expected to be returned to us during the year ending December 31, 2007.

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

Actuarial Assumptions

The following tables provide the weighted-average actuarial assumptions:

Weighted-average assumptions used to determine benefit obligations:

	2006	2005
Discount rate:
Pension	5.75%	5.75%
SERP	5.75%	5.75%
Post-retirement	5.75%	5.75%

Rate of compensation increase:
Pension	4.50%	4.50%
SERP	4.00%	4.00%
Post-retirement	N/A	N/A

Weighted-average assumptions used to determine net benefit cost:

	2006	2005	2004
Discount rate:
Pension	5.75%	5.75%	6.25%
SERP	5.75%	5.75%	6.25%
Post-retirement	5.75%	5.75%	6.25%

Rate of compensation increase:
Pension	4.50%	4.50%	5.50%
SERP	4.00%	4.00%	4.00%
Post-retirement	N/A	N/A	N/A

Expected return on plan assets:
Pension	8.50%	8.50%	8.75%
SERP	N/A	N/A	N/A
Post-retirement	N/A	N/A	N/A

N/A—Not applicable

The assumptions above are used to develop the benefit obligations at fiscal year-end and to develop the net periodic benefit cost for the subsequent fiscal year. Therefore, the assumptions used to determine benefit obligations were established at each year-end while the assumptions used to determine net periodic benefit cost for each year are established at the end of each previous year.

The net periodic benefit obligations and the net periodic benefit cost are based on actuarial assumptions that are reviewed on an annual basis. We revise these assumptions based on an annual evaluation of long-term trends, as well as market conditions, which may have an impact on the cost of providing retirement benefits.

The weighted-average assumed healthcare cost trend rate used for post-retirement measurement purposes is 10.0% for 2007 and for the remaining life of the post-retirement medical plan, which will terminate when the last eligible participant reaches the age of 65. A one percent increase or decrease in the assumed healthcare cost trend would have an immaterial effect on the post-retirement service and interest cost and post-retirement benefit obligation.

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

	Target Allocation	2006	2005
Equity securities	60.0%	61.0%	65.5%
Debt securities and cash equivalents	20.0%	18.3	19.5
Other investment strategies	20.0%	20.7	15.0

Total		100.0%	100.0%

The expected rate of return on plan assets for our pension plan represents our long-term assessment of return expectations which may change based on significant shifts in economic and financial market conditions. The long-term rate of return on plan assets are derived from return assumptions determined for each of the above asset categories, weighted based on the current target allocation for each class. Equity securities are expected to return 8.5% to 10.5% over the long-term, other investment strategies are anticipated to yield between 8.0% and 10.0%, while cash and fixed income is expected to return between 6.0% and 7.0%. The return expectations for each of these asset categories are based largely on assumptions about economic growth and inflation, which are supported by long-term historical data. Based on historical experience, the committee expects that the plan’s asset managers overall will provide a modest (1.0% per annum) premium to their respective market benchmark indexes.

Estimated Future Benefit Payments

Based on the current Internal Revenue Service regulations, we expect to contribute approximately $3.3 million to the pension plan in 2007. This includes $2.2 million for the 2006 plan year contribution and $1.1 million for the 2007 plan year. The SERP and post-retirement plans are unfunded.

We expect to make the following benefit payments to participants in the next ten fiscal years:

	Pension	SERP	Post-retirement	Total
	(in thousands)
Fiscal year ended:
2007	$2,978	$580	$75	$3,633
2008	2,693	3,895	66	6,654
2009	2,850	568	57	3,475
2010	2,859	554	50	3,463
2011	4,635	7,874	41	12,550
2012 through 2016	29,888	4,548	157	34,593

	$45,903	$18,019	$446	$64,368

Defined Contribution Savings Plan

We sponsor a voluntary defined contribution savings plan. Employees are immediately eligible to make contributions to the plan and are also eligible for an employer contribution match at an amount equal to 100.0%

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

of the first 4.0% of eligible employee contributions. Savings plan expense included in compensation and benefits expense in the Consolidated Statements of Income was $3.2 million in 2006, $2.7 million in 2005 and $3.1 million in 2004.

12. Share-Based Compensation

We have a share-based compensation program that provides our Board of Directors broad discretion in creating employee equity incentives. Stock option and restricted stock grants are designed to reward employees for their long-term contributions to us and provide incentives for them to remain with us. Our share-based compensation program includes restricted stock awards and stock options. Restricted stock awards are generally time-based and vest over two to five-year periods beginning on the date of the grant. Stock options are also generally time-based. Stock option awards granted prior to January 1, 2005 generally vest 33% on each annual anniversary of the grant date over three years and expire ten years from the grant date. Stock option awards granted after January 1, 2005 generally vest 25% on each anniversary of the grant date over four years and also expire ten years from the grant date. In 2004 we granted Performance Accelerated Stock Options, or PASOs, for officers and a select group of non-officer employees. These PASOs included a performance based accelerated vesting feature based on us achieving specific levels of performance. Since we achieved the specific levels of performance for accelerated vesting, 50.0% of the PASO awards will vest on January 15, 2008 and the remaining 50.0% will vest on January 15, 2009.

In December 2006, we granted non-qualified stock options and restricted stock awards to all active employees which also includes a performance based accelerated vesting feature based on us achieving specific levels of performance. If we achieve the applicable performance parameters, 50.0% of such grant will vest on the fourth anniversary of the grant date. If we exceed the applicable performance parameters, 50.0% of the award will vest on the third anniversary of the grant date, or will be extended to vest on the fifth anniversary of the grant date if applicable performance parameters are not met. The remaining 50.0% of such grant shall vest on the fifth anniversary of the grant date, subject to accelerated vesting of 50.0% of the award on the fourth anniversary of the grant date, or extended vesting on the sixth anniversary of the grant date, upon achievement of the applicable performance parameters. Options issued under this grant also expire ten years from the grant date.

Additionally, our ESPP allows eligible employees to purchase a limited number of shares of our common stock at six-month intervals, called offering periods, at 85.0% of the lower of the fair market value on the first or the last day of each offering period. The 15.0% discount given to our employees is included in compensation and benefits expense beginning January 1, 2006 with the adoption of SFAS 123(R).

Shares issued as a result of stock option exercises, restricted stock awards and our ESPP are generally first issued out of common stock in treasury. As of December 31, 2006 we had approximately 5.6 million shares of common stock reserved for future issuance under our stock option and restricted stock award plans and ESPP.

The following table shows the total share-based compensation expense resulting from stock options, restricted stock awards and the 15.0% discount for the ESPP for the year ended December 31, 2006 and restricted stock awards for years ended December 31, 2005 and 2004 in the Consolidated Statements of Income:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Share-based compensation expense before income taxes	$9,871	$1,358	$541
Income tax benefit	(3,872)	(533)	(212)

Total share-based compensation expense after income taxes	$5,999	$825	$329

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

Had we not recognized additional share-based compensation expense for stock options and the 15.0% discount for the ESPP, our basic earnings per share would have increased by $0.04 for the year ended December 31, 2006, and our diluted earnings per share would have increased by $0.03 for the year ended December 31, 2006. Under both SFAS 123(R) and APB 25, our previous accounting standard, we recognized compensation expense for restricted stock awards which is not included in the above earnings per share amounts.

We received net cash proceeds from the exercise of approximately 2.5 million stock options of $28.4 million for the year ended December 31, 2006, received net cash proceeds from the exercise of approximately 4.1 million stock options of $51.7 million for the year ended December 31, 2005, and received net cash proceeds from the exercise of approximately 0.3 million stock options of $1.7 million for the year ended December 31, 2004. In accordance with SFAS 123(R), we present excess tax benefits from the exercise of stock options, if any, as financing cash flows.

Prior to the adoption of SFAS 123(R), we applied SFAS 123, amended by SFAS No. 148, “Accounting for Share-Based Compensation—Transition and Disclosure,” or SFAS 148, which allowed companies to apply the existing accounting rules under APB 25 and related interpretations. In general, as the exercise price of options granted under these plans was equal to the market price of the underlying common stock on the grant date, we did not recognize share-based employee compensation cost in our net income for periods prior to the adoption of SFAS 123(R). As a result of adopting SFAS 123(R), we recorded $24.8 million of income tax benefits related to tax deductions in excess of the compensation cost recognized from the exercise of stock options as cash provided by financing activities in the Consolidated Statements of Cash Flows for the year ended December 31, 2006. For the year ended December 31, 2005, a $21.5 million benefit arose from the tax deductions related to the exercise of stock options. On January 1, 2006, as required by SFAS 123(R), we recorded the deferred stock compensation and common stock issuable balances to additional paid-in capital.

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

	Year Ended December 31,
	2005	2004
	(in thousands, except per share amounts)
Reported net income from continuing operations	$61,690	$1,804
Share-based compensation cost determined under fair-value-based method for stock options (net of tax of $2,418 and $2,541, respectively)	(3,746)	(3,936)

Pro forma net income (loss)	$57,944	$(2,132)

Pro forma basic earnings (loss) per share	$0.64	$(0.19)

Pro forma diluted earnings (loss) per share	$0.54	$(0.19)

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

We estimated the fair value of share-based awards using the Black-Scholes valuation model with the following weighted-average assumptions:

	Year Ended December 31,
	2006	2005	2004
Expected life (in years)	5	5	5
Weighted-average risk free interest rate	4.87%	4.05%	3.43%
Expected volatility	33.8%	30.0%	30.0%
Dividend yield	—	—	—
Weighted-average fair value at grant date	$13.90	$7.05	$2.49

Our computation of expected volatility for the year ended December 31, 2006 is based on a combination of historical and market-based implied volatility and for the years ended December 31, 2005 and 2004 is based on historical volatility. Our computation of expected life is based on historical exercise patterns. The interest rate for periods within the expected life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. Our Credit Facilities prohibit us from paying dividends. Before our Credit Facilities had been in place, it was not our policy to declare or pay cash dividends on our common stock.

A summary of stock option activity for the years ended December 31, 2006, 2005 and 2004 is as follows:

	Stock Options Outstanding
	Number Outstanding	Weighted- Average Exercise Price Per Share
Outstanding at January 1, 2004	13,423,134	$10.82
Grants	6,068,800	7.58
Exercises	(310,296)	5.39
Forfeitures or expirations	(2,124,875)	10.94

Outstanding at December 31, 2004	17,056,763	$9.75
Grants	439,650	20.59
Exercises	(4,131,058)	12.48
Forfeitures or expirations	(1,253,252)	9.46

Outstanding at December 31, 2005	12,112,103	$9.23
Grants	2,444,393	36.09
Exercises	(2,470,545)	11.76
Forfeitures or expirations	(441,976)	11.85

Outstanding at December 31, 2006	11,643,975	$14.24

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes significant ranges of outstanding and exercisable stock options as of December 31, 2006:

	Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)	Number Exercisable	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)
$ 5.28 - $ 7.34	2,299,050	6.6	$5.98	$57,044	1,940,450	$5.92	$48,252
$ 7.35 - $ 8.34	3,349,150	7.9	$7.38	78,396	77,625	$7.46	1,811
$ 8.35 - $10.24	2,214,049	6.8	$8.82	48,638	1,242,081	$8.57	27,602
$10.25 - $14.49	1,063,059	4.3	$12.78	19,147	1,063,059	$12.78	19,147
$14.50 - $19.69	46,900	8.4	$15.92	697	10,375	$15.99	153
$19.70 - $25.01	113,260	8.5	$20.95	1,114	36,010	$20.41	374
$25.02 - $30.09	187,414	9.1	$26.43	818	24,247	$25.96	117
$30.10 - $35.91	66,150	9.1	$32.28	21	12,375	$30.83	7
$35.92 - $38.99	2,067,043	9.9	$36.03	—	375	$36.08	—
$39.00 - $42.28	237,900	9.4	$40.03	—	4,812	$41.98	—

Total	11,643,975	7.5	$14.24	$205,875	4,411,409	$8.71	$97,463

The aggregate intrinsic value in the above table represents the total pre-tax intrinsic value (i.e., the difference between our closing stock price on December 31, 2006 of $30.79 and the exercise price, times the number of shares) based on stock options with an exercise price less than Nasdaq’s closing price of $30.79 as of December 31, 2006, which would have been received by the option holders had the option holders exercised their stock options at that date. This amount changes based on the fair market value of our common stock. The total number of in-the-money stock options exercisable as of December 31, 2006 was 4.4 million. As of December 31, 2005, 5.3 million outstanding stock options were exercisable and the weighted-average exercise price was $10.30.

Total fair value of stock options vested was $4.1 million for the year ended December 31, 2006. The total pre-tax intrinsic value of stock options exercised was $67.4 million during 2006, $56.8 million during 2005 and $0.7 million for 2004.

At December 31, 2006, $26.0 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.2 years.

The following table summarizes our restricted stock award activity for the year ended December 31, 2006:

	Restricted Stock Awards	Weighted- Average Grant Date Fair Value
Unvested awards at January 1, 2006	453,406	$15.02
Granted	527,619	35.77
Vested	(180,518)	12.11
Forfeited	(217)	35.92

Unvested awards at December 31, 2006	800,290	$29.35

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

At December 31, 2006, $20.3 million of total unrecognized compensation cost related to restricted stock awards is expected to be recognized over a weighted-average period of 2.5 years.

Under our ESPP employees may purchase shares having a value not exceeding 10.0% of their annual compensation, subject to applicable annual Internal Revenue Service limitations. During 2006 employees purchased 81,481 shares at a weighted-average price of $24.58, during 2005 employees purchased 106,347 shares at a weighted-average price of $11.29, and during 2004 employees purchased 110,408 shares at a weighted-average price of $5.45 under the ESPP. For the year ended December 31, 2006, we recorded $0.4 million of compensation expense for the 15.0% discount that is given to our employees. There was no expense recorded for the years ended December 31, 2005 and 2004 for the discount under APB 25.

13. Related Party Transactions

Related party receivables and payables are the result of various transactions between us and our affiliates. Prior to December 20, 2006 we were a subsidiary of NASD and transactions between Nasdaq and NASD were considered related party transactions. As discussed in Note 1, “Organization and Nature of Operations,” NASD achieved full divestiture of ownership of our common stock in 2006 and the one share of Series D preferred stock held by NASD was redeemed by Nasdaq on December 20, 2006. Therefore, as of December 20, 2006, NASD is no longer considered a related party. Before December 20, 2006, payables to related parties were comprised primarily of the regulation charge from NASDR. NASDR charges us for costs incurred related to our market regulation and enforcement.

Surveillance and Other Regulatory Charges from NASDR

NASDR currently provides us with regulatory services, including the regulation of trading activity on The Nasdaq Stock Market and surveillance and investigative functions for us. NASDR charges us for these services based upon NASD management’s estimated percentage of costs incurred by each NASDR department that are attributable directly to The Nasdaq Stock Market. The following table represents the composition of costs charged by NASDR to us:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Compensation and benefits	$16,187	$20,204	$17,887
Professional and contract services	8,133	9,525	11,932
Occupancy	991	1,205	1,096
Computer operations and data communications	2,447	2,370	3,455
Depreciation	4,879	7,044	9,377
General, administrative and other	1,134	1,374	1,841

Total	$33,771	$41,722	$45,588

These costs have decreased primarily due to the transfer of ownership of the OTCBB to NASD which reduced the associated regulatory costs. Also contributing to the decreases was a reduction in surveillance and other regulatory charges from NASDR due to NASD’s review and allocation of expenses among the markets and members it regulates.

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

Regulatory Services Agreement

Prior to December 2006, we did not have a formalized written agreement with NASDR for the performance of regulatory services. We have entered into a regulatory services agreement under which NASDR provides regulatory services to us for ten years commencing August 1, 2006. See Item 1. “Business—Regulatory Contractual Relationships with NASDR” for further discussion.

Other Related Party Transactions

Public Offerings

On February 15, 2005, we completed an underwritten offering of 16,586,980 shares of common stock underlying warrants, which had expired unexercised, owned by NASD and an additional 3,246,536 shares of common stock owned by certain selling stockholders who purchased the shares in our private placements in 2000 and 2001.

In the first quarter of 2006, we completed a public offering of 15,979,513 shares of our common stock, of which we sold 8,042,142 shares issued from common stock in treasury and NASD and other selling stockholders sold 7,937,371 shares. Other selling stockholders initially received their shares through the exercise of warrants they purchased in our 2000 and 2001 private placements.

Preferred Stock

In March 2002, we issued 1,338,402 shares of Series A Cumulative preferred stock and one share of Series B preferred stock. NASD owned all of the outstanding shares of Series A Cumulative preferred stock and Series B preferred stock. The Series A Cumulative preferred stock carried a 7.6% dividend rate for the year commencing March 2003 and carried a 10.6% dividend rate in all subsequent years. The Series B preferred stock did not pay dividends. On September 30, 2004, NASD waived a portion of the dividend for the third quarter of 2004 of $2.5 million and accepted an aggregate amount of $1.0 million (calculated based on an annual rate of 3.0%) as payment in full of the dividend for this period. On November 29, 2004, we entered into an exchange agreement with NASD pursuant to which NASD exchanged 1,338,402 shares of our Series A Cumulative preferred stock, representing all the outstanding shares of Series A Cumulative preferred stock, for 1,338,402 shares of newly issued Series C Cumulative preferred stock. The Series C Cumulative preferred stock accrued quarterly dividends at an annual rate of 3.0% for all periods until July 1, 2006 and at an annual rate of 10.6% for periods thereafter.

On April 21, 2005, we and NASD entered into a Stock Repurchase and Waiver Agreement whereby NASD consented to the financing used in connection with the acquisition of INET. In exchange for the waiver, we repurchased 384,932 shares of our Series C Cumulative preferred stock owned by NASD for approximately $40.0 million. On December 20, 2005, NASD exchanged its one share of our Series B preferred stock for one newly issued share of Series D preferred stock, which had terms substantially similar to the terms of the Series B preferred stock. See Note 14, “Capital Stock,” for further discussion of the preferred stock transactions.

On February 15, 2006 we redeemed our Series C Cumulative preferred stock, held by NASD, for $104.7 million including accrued and unpaid dividends and a make-whole premium. We used a portion of the net proceeds obtained from the first quarter 2006 public equity offering to fund the redemption.

As discussed above, on December 20, 2006, we redeemed our Series D preferred stock held by NASD.

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

NASD Equity Ownership

NASD achieved full divestiture of ownership in our common stock in 2006, and as discussed above, we redeemed the Series D preferred stock held by NASD on December 20, 2006. Therefore, NASD no longer maintains voting control of us and we are no longer a subsidiary of NASD.

Registration of NASD Warrant Shares

In May 2006, we began registering for resale up to 14,201,625 shares of common stock issued or issuable upon the exercise of warrants that were sold to investors by NASD in our 2000 and 2001 private placements. We have filed a registration statement and a series of prospectus supplements to register a portion of these shares. We have agreed to make the resale registration statement and related prospectus supplements available to selling stockholders until June 27, 2007, subject to blackout periods and other conditions.

Repurchase of NASD Warrant Shares

In connection with our acquisition of INET, we acquired warrants that were originally purchased by INET from NASD in our 2000 and 2001 private placements. In June 2006, we exercised these warrants. We paid NASD approximately $0.7 million for these warrant shares, which were immediately retired to common stock in treasury.

Trade Reporting Facility

To facilitate our operations as a national securities exchange, we formed the TRF. Through the TRF we continue to collect reports of trades executed by broker-dealers outside of our exchange. NASD regulates the TRF as one of its facilities. The TRF began operating on August 1, 2006 for Nasdaq-listed securities and will begin operating in March 2007 for non-Nasdaq-listed securities. For further discussion of the TRF, See Item 1. “Business—Products and Services, Market Services.”

Related Party Revenues and Expenses

As discussed above, NASDR provides us with regulatory services, including the regulation of trading activity on The Nasdaq Stock Market and surveillance and investigative functions for us.

In October 2005, we transferred responsibility for the OTCBB, an electronic screen-based quotation service for securities that, among other things, are not listed on The Nasdaq Stock Market or any U.S. national securities exchange, back to NASD, but agreed to continue to operate the OTCBB on a contract basis for two years, subject to renewals.

Nasdaq Technology Services, LLC was established in 2004 and provides software, hosting and disaster recovery services to third parties. Effective November 1, 2004, Nasdaq Technology and NASD entered into a contract for technology development support services for a fixed income trade reporting platform. Revenues for the services are recorded in other Market Services revenues. Prior to the new contract, we provided these services on a cost reimbursement basis.

We also pay NASD for the use of office space.

Sale of Building

In June 2005, we completed the sale of the building we owned in Rockville, Maryland located at 9513 Key West Avenue to NASD for $17.8 million. See Note 5, “Cost Reduction Program, INET Integration and Strategic Review,” for further discussion.

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

14. Capital Stock

Common Stock

At December 31, 2006, 300,000,000 shares of our common stock were authorized, 130,708,873 shares were issued and 112,317,987 shares were outstanding. The holders of common stock are entitled to one vote per share except that our certificate of incorporation limits the ability of any person to vote in excess of 5.0% of the then-outstanding voting interests in us. This limitation does not apply to persons exempted from this limitation by our board of directors prior to the time such person owns more than 5.0% of the then-outstanding voting interests in us.

In connection with our restructuring in 2000, NASD sold 10,806,494 warrants to purchase an aggregate of 43,225,976 outstanding shares of common stock then owned by NASD. Each warrant issued by NASD entitled the holder to purchase one share in each of four one-year exercise periods. The exercise periods expired on June 27, 2003, June 25, 2004, June 27, 2005 and June 27, 2006. As of December 31, 2006, holders had exercised warrants to purchase approximately 17,335,683 shares of common stock during the four exercise periods.

In connection with our acquisition of INET, we acquired warrants that were originally purchased by INET from NASD in our 2000 and 2001 private placements. In June 2006, we exercised these warrants. We paid NASD approximately $0.7 million for these warrant shares, which were immediately retired to common stock in treasury.

Public Equity Offerings

In the first quarter of 2005, we completed a public offering of 16,586,980 shares of common stock owned by NASD and an additional 3,246,536 shares of common stock owned by selling stockholders who received their shares upon the exercise of warrants purchased in our private placements in 2000 and 2001. We, our officers or other employees did not sell any shares in the offering and we did not receive any proceeds from the offering.

In the first quarter of 2006, we completed another public offering of 15,979,513 shares of common stock, of which we sold 8,042,142 shares issued from common stock in treasury and NASD and other selling stockholders sold 7,937,371 shares. Other selling stockholders initially received their shares through the exercise of warrants they purchased in our 2000 and 2001 private placements. We used a portion of the net proceeds obtained from this offering to fund the redemption of our Series C Cumulative preferred stock (see below).

In May 2006, we completed a third public offering of 18,500,000 shares of our common stock, for net proceeds of $665.2 million before deducting offering expenses. These proceeds were used to prepay a portion of the amount outstanding under the April 2006 Credit Facility.

Preferred Stock

As part of the separation from NASD, we repurchased a total of 52,230,433 shares of common stock from NASD during 2001 and 2002. We purchased the common stock for approximately $305.2 million in aggregate cash consideration, 1,338,402 shares of our Series A Cumulative preferred stock (face and liquidation value of $100 per share, plus any accumulated unpaid dividends) and one share of our Series B preferred stock, (face and liquidation value of $1.00 per share). On November 29, 2004, we entered into an exchange agreement with NASD pursuant to which NASD exchanged 1,338,402 shares of Series A Cumulative preferred stock, representing all the outstanding shares of Series A Cumulative preferred stock, for 1,388,402 shares of newly issued Series C Cumulative preferred stock (face and liquidation value of $100 per share, plus any accumulated

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

and unpaid dividends). The Series C Cumulative preferred stock accrued quarterly dividends at an annual rate of 3.0% for all periods until July 1, 2006 and at an annual rate of 10.6% for periods thereafter, payable at the discretion of our board of directors. We recognized a loss of $3.9 million on the exchange of the preferred securities in retained earnings in the Consolidated Balance Sheets in the fourth quarter of 2004. This loss was due to the difference between the combined fair market value of the Series C Cumulative preferred stock and additional dividend ($137.7 million) versus the redemption value ($133.8 million) of the Series A Cumulative preferred stock.

On April 21, 2005, we and NASD entered into a Stock Repurchase and Waiver Agreement whereby NASD consented to the financing of the INET acquisition. In exchange for the waiver, we repurchased 384,932 shares of Series C Cumulative preferred stock owned by NASD for approximately $40.0 million, which included all accrued and unpaid dividends and Additional Redemption Amounts (as defined in the Certificate of Designations, Preferences and Rights of the Series C Cumulative preferred stock) due on these repurchased shares. As a result of the Stock Repurchase and Waiver Agreement, the carrying value of the Series C Cumulative preferred stock was adjusted to $93.4 million and was to accrete to its total redemption value of $95.3 million.

On September 30, 2005, we evaluated the likelihood of redeeming the Series C Cumulative preferred stock by December 31, 2005, our original estimate of its redemption date. Our management then expected that it was more probable that the redemption would take place by March 2006. Therefore, in the third quarter of 2005, we recorded a pre-tax charge of $1.8 million for the increase in fair market value of the amount of additional payment to NASD, which is included in general, administrative and other expense in the Consolidated Statements of Income.

On February 15, 2006, we redeemed our Series C Cumulative preferred stock for $104.7 million including accrued and unpaid dividends and a make-whole premium. We used a portion of the net proceeds obtained from the first quarter 2006 public equity offering to fund the redemption.

On December 20, 2005, NASD exchanged its one share of our Series B preferred stock for one newly issued share of Series D preferred stock, which had terms substantially similar to the terms of the Series B preferred stock. The Series D preferred stock did not pay dividends. NASD, as holder of the one share of the Series D preferred stock, was entitled to cast the number of votes that, together with all other votes that NASD was entitled to vote by virtue of ownership, proxies or voting trusts, enabled NASD to cast one vote more than one-half of all votes entitled to be cast by stockholders. On December 20, 2006, Nasdaq redeemed for $1.00 the one outstanding share of Series D preferred stock that had been issued to NASD.

Convertible Notes and Warrants

The holders of the $205.0 million convertible notes and $240.0 million convertible notes have the rights as discussed in Note 9, “Debt Obligations.” In connection with the financing of the acquisition of INET, SLP also received 1,523,325 warrants and H&F received 3,400,000 warrants to purchase our common stock at a price of $14.50. The warrants became exercisable on April 22, 2006 and will terminate on December 8, 2008.

In connection with the repurchase of an ownership interest of a shareholder in Nasdaq Europe Planning in 2001, Nasdaq issued a warrant to purchase up to an aggregate of 479,648 shares of common stock. The warrant was exercisable in four annual tranches ranging from $13.00 to $16.00 per share beginning June 28, 2002. The issuance of the warrants has been recorded at fair value in stockholders’ equity. As of December 31, 2006, all tranches have expired unexercised.

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

15. Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Year Ended December 31,
	2006	2005	2004
	(in thousands, except share and per share amounts)
Numerator:
Net income (loss) applicable to common stockholders:
Net income	$127,893	$61,690	$11,362
Net income from discontinued operations	—	—	9,558

Net income from continuing operations	127,893	61,690	1,804
Preferred stock:
Loss on exchange of securities	—	—	(3,908)
Dividends declared	(359)	(3,220)	(8,354)
Accretion of preferred stock	(331)	(3,377)	(926)

Net income (loss) applicable to common stockholders from continuing operations for basic earnings per share	127,203	55,093	(11,384)
Net income from discontinued operations for basic earnings per share	—	—	9,558

Net income (loss) applicable to common stockholders for basic earnings per share	$127,203	$55,093	$(1,826)

Net income (loss) applicable to common stockholders from continuing operations for basic earnings per share	$127,203	$55,093	$(11,384)
Interest impact of convertible notes, net of tax	10,142	8,826	—
Net income from discontinued operations for diluted earnings per share	—	—	9,558

Net income (loss) applicable to common stockholders for diluted earnings per share	$137,345	$63,919	$(1,826)

Denominator:
Weighted average common shares outstanding for basic earnings per share	104,311,040	80,543,397	78,607,126

Weighted average effect of dilutive securities:
Employee stock options and awards	6,315,735	5,288,069	—
Convertible notes assumed converted into common stock	30,689,655	25,005,952	—
Warrants	2,912,425	1,076,297	—

Denominator for diluted earnings per share	144,228,855	111,913,715	78,607,126

Basic and diluted earnings (loss) per share:
Basic earnings (loss) per share:
Continuing operations	$1.22	$0.68	$(0.14)
Discontinued operations	—	—	0.12

Total basic earnings (loss) per share	$1.22	$0.68	$(0.02)

Diluted earnings (loss) per share:
Continuing operations	$0.95	$0.57	$(0.14)
Discontinued operations	—	—	0.12

Total diluted earnings (loss) per share	$0.95	$0.57	$(0.02)

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

Options to purchase 11,643,975 shares of common stock, 800,290 shares of restricted stock, convertible notes convertible into 30,689,655 shares of common stock and warrants exercisable into 4,962,500 shares of common stock were outstanding at December 31, 2006. For the year ended December 31, 2006, we included 9,080,508 of the options outstanding, 313,210 shares of restricted stock, all of the shares underlying the convertible notes and all of the shares underlying the warrants in the computation of diluted earnings per share, on a weighted average basis, as their inclusion was dilutive. The remaining options and shares of restricted stock were considered antidilutive and were properly excluded.

Options to purchase 12,112,103 shares of common stock, 453,406 shares of restricted stock, convertible notes convertible into 30,689,655 shares of common stock and warrants exercisable into 5,082,412 shares of common stock were outstanding at December 31, 2005. For the year ended December 31, 2005, 11,897,803 of the options outstanding, 378,406 shares of restricted stock, 25,005,952 of the shares underlying the convertible notes and all of the shares underlying the warrants were included in the computation of diluted earnings per share, respectively, on a weighted average basis, as their inclusion was dilutive. The remaining options, shares of restricted stock and shares underlying the convertible notes were considered antidilutive and were properly excluded.

Options to purchase 17,056,763 shares of common stock, 306,662 shares of restricted stock, convertible notes convertible into 12,000,000 shares of common stock and warrants exercisable into 239,834 shares of common stock were outstanding during 2004, but were not included in the computation of earnings per share as their inclusion would be antidilutive.

16. Fair Value of Financial Instruments

Assets and Liabilities

The majority of our assets and liabilities are recorded at fair value or at amounts that approximate fair value. These assets and liabilities include cash and cash equivalents, investments, receivables, net, certain other assets, accounts payable and accrued expenses, accrued personnel costs, payables to related parties and other current payables. The carrying amounts reported in the Consolidated Balance Sheets for the above financial instruments closely approximates their fair values due to the short-term nature of these assets and liabilities, except for our available-for-sale investments. The carrying amount of our available-for-sale investments were determined based on quoted market prices when available, or if quoted market prices are not available, on discounted expected cash flows using market rates commensurate with the credit quality and maturity of the investment. See Note 7, “Investments,” for further discussion.

We also consider our debt obligations to be financial instruments. The fair value of our debt obligations was estimated using discounted cash flow analyses based on our assumed incremental borrowing rates for similar types of borrowing arrangements and a Black-Scholes valuation technique was utilized to calculate the convertible option value for the convertible notes. At December 31, 2006, the carrying value of our debt obligations was approximately $593.0 million less than fair value due to the stock appreciation on the convertible option feature from $14.50 at time of issuance to $30.79 at December 31, 2006. At December 31, 2005, the carrying value of our debt obligations was approximately $730.4 million less than fair value due to the stock appreciation on the convertible option feature from $14.50 at time of issuance to $35.18 at December 31, 2005. See Note 9, “Debt Obligations,” for further discussion.

Foreign Currency Contracts

Foreign currency forward contracts and foreign currency option contracts are financial instruments with carrying values that approximate fair value. Forward contracts are commitments to buy or sell at a future date a

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

financial instrument, commodity or currency at a contracted price and may be settled in cash or through delivery. Foreign currency option contracts give the purchaser, for a fee, the right but not the obligation, to buy or sell within a limited time. The fair value of the foreign currency forward contracts is based on the estimated amount at which they could be settled based on market exchange rates. The fair value of the foreign currency option contracts is obtained from dealer quotes and represents the estimated amount we would receive or pay to terminate the agreements. Therefore, estimates presented below are not necessarily indicative of the amounts that we could realize in a current market exchange.

At December 31, 2006, the fair value of our foreign currency forward contracts was $0.2 million and was recorded in the Consolidated Statement of Income. These forward contracts were purchased to hedge our foreign currency exposure on our dividend receivable from the LSE.

In order to hedge the foreign currency exposure on our acquisition bid for the LSE, we purchased foreign currency option contracts at the time of the bid. In accordance with SFAS 133, an anticipated business combination does not meet hedge criteria. The fair value of these contracts at December 31, 2006 was $71.7 million and the amount recorded in the Consolidated Statements of Income was $48.4 million. In conjunction with the lapse of our final offers for LSE, Nasdaq traded out of these foreign exchange contracts. Due to the improving exchange rate of the dollar when compared to the pound sterling, we will be recording a pre-tax loss of approximately $7.8 million on these foreign currency option contracts in first quarter 2007 results. The cumulative realized pre-tax gain on the foreign currency option contracts is approximately $40.6 million.

17. Accumulated Other Comprehensive Income

Comprehensive income is composed of net income and other comprehensive income, which includes the after-tax change in unrealized gains and losses on available-for-sale securities, foreign currency translation adjustments and employee benefit adjustments.

The following table outlines the components of other comprehensive income (loss):

	Unrealized (Losses) Gains	Translation Adjustments(2)	Employee Benefit Adjustments(3)	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, January 1, 2004	$(49)	$1,530	$(1,395)	$86
Net change	(920)	232	(454)	(1,142)

Balance, December 31, 2004	$(969)	$1,762	$(1,849)	$(1,056)
Net change	392	(157)	(469)	(234)

Balance, December 31, 2005	$(577)	$1,605	$(2,318)	$(1,290)
Net Change	147,320 (1)	37	(9,863)	137,494

Balance, December 31, 2006	$146,743	$1,642	$(12,181)	$136,204

(1)	The 2006 amount includes the unrealized gain related to our investment in the LSE, net of tax, which includes foreign currency gains. See Note 7, “Investments,” for further discussion.
(2)	Includes after-tax gains and losses on foreign currency translation from operations for which the functional currency is other than the U.S. dollar.
(3)

For 2005 and 2004, represents the after-tax adjustment for minimum pension liability for the SERP in accordance with SFAS 87. For 2006, represents the after-tax adjustment to record the unrecognized obligation adjustment related to our pension, SERP and post-retirement benefit plans in accordance with SFAS 158. See Note 11, “Employee Benefits,” for further discussion.

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

18. Leases

We lease office space and equipment under non-cancelable operating leases with third parties. Some of our leases contain renewal options and escalation clauses based on increases in property taxes and building operating costs.

As of December 31, 2006, future minimum lease payments under non-cancelable operating leases (net of sublease income) are as follows:

	Gross Lease Commitments	Sublease Income	Net Lease Commitments
	(in thousands)
Year ending December 31:
2007	$28,925	$2,997	$25,928
2008	24,997	2,982	22,015
2009	23,904	2,771	21,133
2010	22,947	2,432	20,515
2011 and thereafter	138,809	12,957	125,852

Total future minimum lease payments	$239,582	$24,139	$215,443

Rent expense for operating leases (net of sublease income of $3.0 million in 2006, $2.2 million in 2005 and $0.4 million in 2004) was $25.6 million in 2006, $18.5 million in 2005 and $18.3 million in 2004.

19. Commitments, Contingencies and Guarantee

LSE Offer/Share Acquisition

In November 2006, we announced the terms of final offers to acquire all of the ordinary share capital of LSE not already owned by NAL at a price of 1,243 pence per share and all of the B Share capital of LSE at a price of 200 pence (plus accrued dividend) per share. These final offers lapsed on February 10, 2007. See Item 1. “Business—Acquisition Strategy” and Item 1A. “Risk factors—Future acquisitions, partnerships and joint ventures may require significant resources and/or result in significant unanticipated losses, costs and liabilities” for further discussion.

Nasdaq Execution Services, LLC Agreements

On February 1, 2006, Brut and INET merged together into a single broker-dealer, Brut, LLC. Subsequently, Brut, LLC was renamed Nasdaq Execution Services, LLC.

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

Our single platform includes the functionality which was previously provided by SunGard Financial. Therefore, we have decided to exit the above agreement that we have with SunGard Financial which will result in a charge to earnings of approximately $11.0 million in the second quarter of 2007.

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

In August 2006, Nasdaq Execution Services settled a regulatory matter with NASD regarding compliance with Nasdaq Execution Services’ obligations regarding short sales, firm quotes and other reporting and disclosure requirements. For the year ended December 31, 2006, we recorded a $2.2 million charge for the amount of the fine or penalty associated with these matters.

Leases

We lease some of our office space and equipment under non-cancelable operating leases with third parties and also sublease office space from NASD and sublease office space to third parties. Some of our leases contain renewal options and escalation clauses based on increases in property taxes and building operating costs. See Note 18, “Leases,” for further discussion.

Escrow Agreements

In connection with our acquisitions of PrimeNewswire and Shareholder.com in 2006 and Carpenter Moore in 2005, we entered into escrow agreements for the designation of funds to secure the payment of post-closing adjustments and other closing conditions. In 2006, $1.5 million was paid from the escrow account for the settlement of closing conditions related to the Carpenter Moore acquisition. There were no payments during 2006 for PrimeNewswire or Shareholder.com. At December 31, 2006, these escrow agreements provide for future payments of $10.4 million in 2007 and $3.3 million in 2008.

Transfer of Sponsorship of Exchange Traded Funds

In October 2006, we announced an agreement with PowerShares that will transfer the sponsorship functions including sales, marketing and administration of our QQQ, EQQQ and BLDRs ETFs. These transactions are expected to close by June 2007 pending approval by the SEC and the Irish Financial Services Regulatory Authority and are not expected to have a material effect on our consolidated financial position or results of operations. Nasdaq will maintain status as licensor of the QQQ and the EQQQ ETFs. Nasdaq will continue to receive license fees from both these ETFs as they benchmarked against the Nasdaq-100 Index.

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

Obligations Under Guarantee

In connection with our registration as a national securities exchange, Nasdaq completed an internal reorganization in November 2006. As part of the reorganization, Nasdaq transferred the ownership of some of its subsidiaries, including its broker-dealer subsidiaries, to the Exchange. The Exchange assumed Nasdaq’s obligations under the 3.75% convertible notes due October 22, 2012 and the related Indenture. Nasdaq will guarantee the obligations of the Exchange under the indenture. The reorganization will not have a material effect on our consolidated financial position or results of operations.

Deferred Tax Benefit

We and SLP have an agreement to share the deferred tax benefit on the 2005 sale of Instinet’s Institutional Brokerage division. We expect to pay SLP $27.9 million in 2007. See Note 10, “Income Taxes,” for further discussion.

Litigation

We may be subject to claims arising out of the conduct of our business. We are not currently a party to any litigation that we believe could have a material adverse effect on our business, financial condition, or operating results. However, from time to time, we have been threatened with, or named as a defendant in, lawsuits or involved in regulatory proceedings.

In connection with our acquisition of INET, certain shareholders of Instinet have filed an appraisal litigation claim against Instinet. We have filed an answer challenging petitioners’ claims. The ultimate outcome of this action and its impact on Nasdaq is uncertain and cannot be estimated at this time. However, any potential judgment will be recorded to goodwill in accordance SFAS 142.

20. Segments

We manage, operate and provide our products and services in two business segments, our Market Services segment and our Issuer Services segment. The Market Services segment includes our transaction-based business (Nasdaq Market Center) and our market information services business (Nasdaq Market Services Subscriptions), which are interrelated because the transaction-based business generates the quote and trade information that we sell to market participants and data vendors. The Issuer Services segment includes our securities listings business, insurance business, shareholder and newswire services (Corporate Client Group) and our financial products business (Nasdaq Financial Products). The companies listed on The Nasdaq Stock Market represent a diverse array of industries. This diversity of Nasdaq-listed companies allows us to develop industry-specific and other Nasdaq indexes that we use to develop and license financial products and associated derivatives. Because of these interrelationships, our management allocates resources, assesses performance and manages these businesses as two separate segments.

We evaluate the performance of our segments based on several factors, of which the primary financial measure is pre-tax income. Results of individual businesses are presented based on our management accounting practices and our management structure. Certain charges are allocated to corporate items in our management reports based on the decision that those activities should not be used to evaluate the segment’s operating performance, including our investment in LSE.

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table presents certain information regarding these operating segments for the years ended December 31, 2006, 2005 and 2004.

	Market Services	Issuer Services	Corporate Items and Eliminations	Consolidated
	(in thousands)
2006
Revenues	$1,408,297	$249,016	$463	$1,657,776
Cost of revenues	(970,381)	—	—	(970,381)

Gross margin	437,916	249,016	463	687,395

Depreciation and amortization	60,412	10,495	9	70,916
Pre-tax income	137,509	50,791	24,845	213,145
Assets(1)	1,430,270	223,476	2,062,706	3,716,452
Cash paid for property and equipment	10,893	10,132	10	21,035

	Market Services	Issuer Services	Corporate Items and Eliminations	Consolidated
	(in thousands)
2005
Revenues	$653,654	$226,033	$232	$879,919
Cost of revenues	(353,908)	—	—	(353,908)

Gross margin	299,746	226,033	232	526,011

Depreciation and amortization	54,341	12,229	416	66,986
Pre-tax income (loss)	28,001	88,497	(10,236)	106,262
Assets(1)	1,420,023	183,768	442,995	2,046,786
Cash paid for property and equipment	16,177	8,929	296	25,402

	Market Services	Issuer Services	Corporate Items and Eliminations	Consolidated
	(in thousands)
2004
Revenues	$334,517	$205,821	$103	$540,441
Cost of revenues	(55,845)	—	—	(55,845)

Gross margin	278,672	205,821	103	484,596

Depreciation and amortization	58,441	17,438	457	76,336
Pre-tax (loss) income	(58,945)	67,575	(6,077)	2,553
Assets(1)	435,534	87,240	292,046	814,820
Cash paid for property and equipment	22,306	3,650	73	26,029

(1)

Corporate items also include the assets of our Treasury Department (primarily cash and cash equivalents and investments). The increase in assets at December 31, 2006 as compared to December 31, 2005 was primarily due to our investment in the LSE.

For further discussion of our segments’ results, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

Geographic Data

The following table presents revenues and property and equipment, net by geographic area for 2006, 2005 and 2004. Revenues are classified based upon the location of the customer. Property and equipment information is based on the physical location of the assets.

	Revenues	Property and Equipment, Net
	(in thousands)
2006:
United States	$1,580,824	$64,798
All other countries	76,952	471

Total	$1,657,776	$65,269

2005:
United States	$830,060	$122,024
All other countries	49,859	552

Total	$879,919	$122,576

2004:
United States	$494,132	$173,083
All other countries	46,309	757

Total	$540,441	$173,840

No single customer accounted for 10.0% or more of our revenues in 2006, 2005 and 2004.

21. Discontinued Operations

On December 18, 2003, we transferred our interest in Nasdaq Europe to one of that company’s original investors for nominal cash consideration. In the fourth quarter of 2004, we recognized a gain on the release of a reserve for potential claims against us that management established at the time of the transfer of our shares of Nasdaq Europe. In the fourth quarter of 2004, Easdaq (formerly known as Nasdaq Europe) reached agreements with certain of its creditors to settle these creditors’ existing claims against Easdaq. We were the third party beneficiary of these creditor agreements and released the $15.1 million reserve management established. For further discussion of discontinued operations, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In accordance with SFAS 144, Nasdaq Europe is reflected as discontinued operations for 2004. As discontinued operations, the revenues, costs and expenses of Nasdaq Europe have been excluded from the respective captions in the Consolidated Statements of Income, and have been presented separately as “Income from discontinued operations, net of tax.”

The following table presents condensed, results of operations for Nasdaq Europe.

Year Ended December 31, 2004
(in thousands)
Revenues	$—
Pre-tax income	15,154
Provision for income taxes	5,596

Income from discontinued operations	$9,558

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

22. Condensed Consolidating Financial Statement Schedules

These condensed consolidating financial statement schedules are presented for purposes of additional analysis but should be considered in relation to the consolidated financial statements of Nasdaq taken as a whole and assumes operation of the Exchange since January 1, 2004 on a pro forma basis. As a result of our internal reorganization as discussed in Note 19, “Commitments, Contingencies and Guarantee,” we have prepared these condensed consolidating financial statement schedules to show on a pro forma basis the operations of the Exchange as if the Exchange was in existence since January 1, 2004. For purposes of these pro forma financial statements, we deemed any acquisitions to be funded by Nasdaq Parent Company.

Nasdaq Parent Company

The holding company, The Nasdaq Stock Market, Inc.

The NASDAQ Stock Market LLC (Exchange)

Nasdaq has issued a full and unconditional guaranty under the 3.75% convertible notes due October 22, 2012 and the related Indenture.

All Other Nasdaq Subsidiaries

Includes all other subsidiaries of Nasdaq and income from discontinued operations in 2004.

Eliminations and Consolidating Adjustments

Includes intercompany eliminations and parent company eliminations of investment in subsidiaries.

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Balance Sheet:	Nasdaq Parent Company	The NASDAQ Stock Market LLC (Exchange)	All Other Nasdaq Subsidiaries	Eliminations and Consolidating Adjustments	Nasdaq Consolidated
	(in thousands)
At December 31, 2006:
Assets
Current assets:
Cash and cash equivalents	$249,776	$57,516	$14,703	$—	$321,995
Available-for-sale investments, at fair value	51,773	—	1,576,436	—	1,628,209
Receivables, net	50,969	157,515	25,430	(648)	233,266
Receivables from related parties	949,177	108,369	114,695	(1,172,241)	—
Other current assets	6,263	19,014	103,910	(111)	129,076

Total current assets	1,307,958	342,414	1,835,174	(1,173,000)	2,312,546
Goodwill	—	964,985	63,761	—	1,028,746
Other assets	61,738	285,544	28,050	(172)	375,160
Investment in consolidated subsidiaries	1,466,981	—	—	(1,466,981)	—

Total assets	$2,836,677	$1,592,943	$1,926,985	$(2,640,153)	$3,716,452

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$19,067	$133,505	$18,797	$(616)	$170,753
Payables to related parties	114,695	45,387	56,367	(216,449)	—
Other current liabilities	79,708	97,822	112,395	(143)	289,782

Total current liabilities	213,470	276,714	187,559	(217,208)	460,535
Debt obligations	1,050,142	442,805	—	—	1,492,947
Other liabilities	99,583	177,670	984,230	(955,964)	305,519

Total liabilities	1,363,195	897,189	1,171,789	(1,173,172)	2,259,001
Minority interest	—	—	96	—	96
Stockholders’ equity	1,473,482	695,754	755,100	(1,466,981)	1,457,355

Total liabilities, minority interest and stockholders’ equity	$2,836,677	$1,592,943	$1,926,985	$(2,640,153)	$3,716,452

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Balance Sheet:	Nasdaq Parent Company	The NASDAQ Stock Market LLC (Exchange)	All Other Nasdaq Subsidiaries	Eliminations and Consolidating Adjustments	Nasdaq Consolidated
	(in thousands)
At December 31, 2005:
Assets
Current assets:
Cash and cash equivalents	$33,614	$113,789	$17,834	$—	$165,237
Available-for-sale investments, at fair value	179,369	—	—	—	179,369
Receivables, net	38,481	150,144	19,007	—	207,632
Receivables from related parties	253,438	564,619	29,253	(847,310)	—
Other current assets	6,198	25,086	13,441	—	44,725

Total current assets	511,100	853,638	79,535	(847,310)	596,963
Goodwill	—	941,275	20,618	—	961,893
Other assets	105,621	368,807	13,502	—	487,930
Investment in consolidated subsidiaries	1,475,332	—	—	(1,475,332)	—

Total assets	$2,092,053	$2,163,720	$113,655	$(2,322,642)	$2,046,786

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$17,306	$84,231	$17,347	$—	$118,884
Payables to related parties	855,596	19,932	—	(847,310)	28,218
Other current liabilities	77,026	86,693	14,507	—	178,226

Total current liabilities	949,928	190,856	31,854	(847,310)	325,328
Debt obligations	742,500	442,428	—	—	1,184,928
Other long-term liabilities	95,531	185,429	1,565	—	282,525

Total liabilities	1,787,959	818,713	33,419	(847,310)	1,792,781
Minority interest	—	—	998	—	998
Stockholders’ equity	304,094	1,345,007	79,238	(1,475,332)	253,007

Total liabilities, minority interest and stockholders’ equity	$2,092,053	$2,163,720	$113,655	$(2,322,642)	$2,046,786

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statement of Income:	Nasdaq Parent Company	The NASDAQ Stock Market LLC (Exchange)	All Other Nasdaq Subsidiaries	Eliminations and Consolidating Adjustments	Nasdaq Consolidated
	(in thousands)
For the year ended December 31, 2006:
Revenues
Market Services	$130,223	$1,266,880	$13,486	$(2,292)	$1,408,297
Issuer Services	35,523	177,575	36,358	(440)	249,016
Other	79	344	40	—	463

Total revenues	165,825	1,444,799	49,884	(2,732)	1,657,776
Cost of revenues
Liquidity rebates	(82,341)	(562,519)	—	—	(644,860)
Brokerage, clearance and exchange fees	(4,704)	(320,973)	—	156	(325,521)

Total cost of revenues	(87,045)	(883,492)	—	156	(970,381)

Gross margin	78,780	561,307	49,884	(2,576)	687,395

Expenses
Compensation and benefits	37,566	133,043	25,053	—	195,662
Depreciation and amortization	11,928	56,657	2,331	—	70,916
Computer operations and data communications	1,971	40,545	771	(1,815)	41,472
Other Expense	99,930	32,674	(358)	(761)	131,485

Total direct expenses	151,395	262,919	27,797	(2,576)	439,535
Support costs from related parties, net	(65,036)	89,843	8,964	—	33,771

Total expenses	86,359	352,762	36,761	(2,576)	473,306

Operating income (loss)	(7,579)	208,545	13,123	—	214,089
Interest expense, net	(15,365)	(11,086)	(40,013)	—	(66,464)
Other non-operating income	—	—	64,618	—	64,618
Minority interest	—	—	902	—	902

Income (loss) before income taxes	(22,944)	197,459	38,630	—	213,145
Income tax provision (benefit)	(6,678)	77,992	13,938	—	85,252
Equity in net income of consolidated subsidiaries	144,159	—	—	(144,159)	—

Net income	$127,893	$119,467	$24,692	$(144,159)	$127,893

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statement of Income:	Nasdaq Parent Company	The NASDAQ Stock Market LLC (Exchange)	All Other Nasdaq Subsidiaries	Eliminations and Consolidating Adjustments	Nasdaq Consolidated
	(in thousands)
For the year ended December 31, 2005:
Revenues
Market Services	$27,299	$624,496	$4,085	$(2,226)	$653,654
Issuer Services	35,291	182,300	8,539	(97)	226,033
Other	176	22	34	—	232

Total revenues	62,766	806,818	12,658	(2,323)	879,919
Cost of revenues
Liquidity rebates	(6,063)	(249,438)	—	—	(255,501)
Brokerage, clearance and exchange fees	—	(98,511)	—	104	(98,407)

Total cost of revenues	(6,063)	(347,949)	—	104	(353,908)

Gross margin	56,703	458,869	12,658	(2,219)	526,011

Expenses
Compensation and benefits	46,518	97,252	8,343	—	152,113
Depreciation and amortization	11,630	54,781	575	—	66,986
Computer operations and data communications	1,719	62,331	226	(1,888)	62,388
Other Expense	62,985	27,909	(1,481)	(331)	89,082

Total direct expenses	122,852	242,273	7,663	(2,219)	370,569
Support costs from related parties, net	(16,768)	58,475	72	—	41,779

Total expenses	106,084	300,748	7,735	(2,219)	412,348

Operating income (loss)	(49,381)	158,121	4,923	—	113,663
Interest expense, net	(10,272)	1,337	1,332	—	(7,603)
Minority interest	—	—	202	—	202

Income (loss) before income taxes	(59,653)	159,458	6,457	—	106,262
Income tax provision (benefit)	(13,468)	55,224	2,816	—	44,572
Equity in net income of consolidated subsidiaries	107,875	—	—	(107,875)	—

Net income	$61,690	$104,234	$3,641	$(107,875)	$61,690

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statement of Income:	Nasdaq Parent Company	The NASDAQ Stock Market LLC (Exchange)	All Other Nasdaq Subsidiaries	Eliminations and Consolidating Adjustments	Nasdaq Consolidated
	(in thousands)
For the year ended December 31, 2004:
Revenues
Market Services	$17,104	$319,532	$—	$(2,119)	$334,517
Issuer Services	39,658	165,990	7,095	(6,922)	205,821
Other	47	—	56	—	103

Total revenues	56,809	485,522	7,151	(9,041)	540,441
Cost of revenues
Liquidity rebates	(356)	(37,758)	—	—	(38,114)
Brokerage, clearance and exchange fees	(3)	(17,728)	—	—	(17,731)

Total cost of revenues	(359)	(55,486)	—	—	(55,845)

Gross margin	56,450	430,036	7,151	(9,041)	484,596

Expenses
Compensation and benefits	40,802	103,985	3,368	—	148,155
Depreciation and amortization	18,306	57,810	220	—	76,336
Computer operations and data communications	1,778	98,985	165	(2,025)	98,903
Other Expense	88,779	22,977	2,691	(7,016)	107,431

Total direct expenses	149,665	283,757	6,444	(9,041)	430,825
Support costs from related parties, net	(23,786)	69,299	75	—	45,588

Total expenses	125,879	353,056	6,519	(9,041)	476,413

Operating income (loss)	(69,429)	76,980	632	—	8,183
Interest expense, net	1,206	(9,501)	2,665	—	(5,630)

Income (loss) from continuing operations before income taxes	(68,223)	67,479	3,297	—	2,553
Income tax provision (benefit)	(21,924)	17,596	5,077	—	749
Equity in net income of consolidated subsidiaries	48,103	—	—	(48,103)	—

Net income (loss) from continuing operations	1,804	49,883	(1,780)	(48,103)	1,804
Net income from discontinued operations, net of taxes	9,558	—	—	—	9,558

Net income (loss)	$11,362	$49,883	$(1,780)	$(48,103)	$11,362

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statement of Cash Flows:	Nasdaq Parent Company	The NASDAQ Stock Market LLC (Exchange)	All Other Nasdaq Subsidiaries	Nasdaq Consolidated
	(in thousands)
For the year ended December 31, 2006:
Cash provided by (used in) operating activities	$130,164	$73,758	$(2,847)	$201,075

Cash flows from investing activities
Proceeds from redemptions of available-for-sale investments	581,670	—	—	581,670
Purchases of available-for-sale investments	(492,210)		(1,334,847)	(1,827,057)
Proceeds from the maturities of available-for-sale investments	38,780	—	—	38,780
Purchase of foreign currency option contracts	—	—	(23,350)	(23,350)
Acquisitions of businesses, net of cash and cash equivalents acquired	—	—	(53,959)	(53,959)
Purchases of property and equipment	(3,486)	(16,975)	(574)	(21,035)
Proceeds from the sales of property and equipment	30,568	—	—	30,568

Cash provided by (used in) investing activities	155,322	(16,975)	(1,412,730)	(1,274,383)

Cash flows from financing activities
Proceeds from debt obligations	2,000,000	—	—	2,000,000
Payments of debt obligations	(1,689,177)	—	—	(1,689,177)
Net proceeds from equity offerings	972,418	—	—	972,418
Issuances of common stock, net of treasury stock purchases	27,126	—	—	27,126
Investments in and advances to subsidiaries	(1,292,156)	(120,000)	1,412,156	—
Series C Cumulative preferred stock redemptions and dividends	(105,059)	—	—	(105,059)
Income tax benefit related to share-based compensation	17,524	6,944	290	24,758

Cash provided by (used in) financing activities	(69,324)	(113,056)	1,412,446	1,230,066

Increase (decrease) in cash and cash equivalents	216,162	(56,273)	(3,131)	156,758
Cash and cash equivalents at beginning of year	33,614	113,789	17,834	165,237

Cash and cash equivalents at end of year	$249,776	$57,516	$14,703	$321,995

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statement of Cash Flows:	Nasdaq Parent Company	The NASDAQ Stock Market LLC (Exchange)	All Other Nasdaq Subsidiaries	Nasdaq Consolidated
	(in thousands)
For the year ended December 31, 2005:
Cash provided by operating activities	$13,081	$91,027	$16,795	$120,903

Cash flows from investing activities
Proceeds from redemptions of available-for-sale investments	559,200	—	—	559,200
Purchases of available-for-sale investments	(591,647)	—	—	(591,647)
Proceeds from the maturities of available-for-sale investments	26,200	—	—	26,200
Proceeds from maturities of held-to-maturity investments	47,921	—	—	47,921
Proceeds from the redemptions of held-to-maturity investments	14,781	—	—	14,781
Purchases of held-to-maturity investments	(32,009)	—	—	(32,009)
Acquisitions of businesses, net of cash and cash equivalents acquired	(970,467)	—	—	(970,467)
Purchases of property and equipment	(11,277)	(13,727)	(398)	(25,402)
Proceeds from the sales of property and equipment	18,040	—	—	18,040

Cash used in investing activities	(939,258)	(13,727)	(398)	(953,383)
Cash flows from financing activities
Proceeds from debt obligations	955,000	—	—	955,000
Payments of debt obligations	(25,000)	—	—	(25,000)
Investments in and advances to subsidiaries	(3,000)	3,000	—	—
Issuances of common stock, net of treasury stock purchases	52,857	—	—	52,857
Series C Cumulative preferred stock redemptions and dividends	(43,326)	—	—	(43,326)

Cash provided by financing activities	936,531	3,000	—	939,531

Increase in cash and cash equivalents	10,354	80,300	16,397	107,051
Cash and cash equivalents at beginning of year	23,260	33,489	1,437	58,186

Cash and cash equivalents at end of year	$33,614	$113,789	$17,834	$165,237

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statement of Cash Flows:	Nasdaq Parent Company	The NASDAQ Stock Market LLC (Exchange)	All Other Nasdaq Subsidiaries	Nasdaq Consolidated
	(in thousands)
For the year ended December 31, 2004:
Cash provided by (used in) operating activities	$123,159	$38,250	$(44,384)	$117,025

Cash flows from investing activities
Proceeds from redemptions of available-for-sale investments	240,881	—	—	240,881
Purchases of available-for-sale investments	(235,233)	—	—	(235,233)
Proceeds from the maturities of held-to-maturity investments	26,828	—	—	26,828
Purchases of held-to-maturity investments	(29,058)	—	—	(29,058)
Acquisitions of businesses, net of cash and cash equivalents acquired	(190,000)	—	—	(190,000)
Purchases of property and equipment	(15,482)	(9,761)	(786)	(26,029)
Proceeds from the sales of property and equipment	11,299	—	—	11,299

Cash used in investing activities	(190,765)	(9,761)	(786)	(201,312)
Cash flows from financing activities
Issuances of common stock, net of treasury stock purchases	2,188	—	—	2,188
Investments in and advances to subsidiaries	(5,540)	5,000	540	—
Series C Cumulative preferred stock redemptions and dividends	(8,644)	—	—	(8,644)

Cash provided by (used in) financing activities	(11,996)	5,000	540	(6,456)

Increase (decrease) in cash and cash equivalents	(79,602)	33,489	(44,630)	(90,743)
Cash and cash equivalents at beginning of year	102,862	—	46,067	148,929

Cash and cash equivalents at end of year	$23,260	$33,489	$1,437	$58,186

23. Subsequent Event

Reorganization of Insurance Business

In January 2007 we announced the merger and re-branding of our insurance business (Carpenter Moore and the Nasdaq Insurance Agency) to Carpenter Moore, a Nasdaq Company. The merger and re-branding will not have a material effect on our consolidated financial position or results of operations.

The Nasdaq Stock Market, Inc.

Schedule II—Valuation and Qualifying Accounts

Three Years Ended December 31, 2006

(in thousands)

	Reserve for Bad Debts
	2006	2005	2004
Balance at beginning of period	$7,234	$3,158	$1,692
Additions:
Charges to income	464	2,998	1,074
Recoveries of amounts previously written-off	717	1,026	792
Acquisitions(1)	22	5,277	1,240
Deductions:
Charges for which reserves were provided	(5,685)	(5,225)	(1,640)

Balance at end of period	$2,752	$7,234	$3,158

(1)	Relates to the acquisition of Shareholder.com in 2006, the acquisition of INET in 2005, and the acquisition of Brut in 2004.

Exhibit Index

Exhibit Number
3.1	Restated Certificate of Incorporation of The Nasdaq Stock Market, Inc. (previously filed with Nasdaq’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed on November 14, 2003).

3.1.1	Certificate of Amendment of the Restated Certificate of Incorporation of Nasdaq filed on May 25, 2005 (previously filed with Nasdaq’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 15, 2006).

3.1.2	Certificate of Amendment of the Restated Certificate of Incorporation of Nasdaq filed on March 13, 2006 (previously filed with Nasdaq’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 15, 2006).

3.1.3	Certificate of Amendment of the Restated Certificate of Incorporation of Nasdaq filed on August 1, 2006 (previously filed with Nasdaq’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 on November 8, 2006).

3.1.4	Certificate of Designations, Preferences and Rights of Series C Cumulative Preferred Stock of Nasdaq (previously filed with Nasdaq’s Current Report on Form 8-K filed on December 1, 2004).

3.1.5	Certificate of Designations, Preferences and Rights of Series D Cumulative Preferred Stock of Nasdaq (previously filed with Nasdaq’s Current Report on Form 8-K filed on December 20, 2005).

3.1.6	Certificate of Elimination (previously filed with Nasdaq’s Current Report on Form 8-K on April 4, 2006).

3.2	By-Laws of The Nasdaq Stock Market, Inc. (previously filed with Nasdaq’s Current Report on Form 8-K on August 3, 2006).

4.1	Form of Common Stock certificate (previously filed with Nasdaq’s Registration Statement on Form 10 (file number 000-32651) filed on April 30, 2001).

4.2	Securities Purchase Agreement, dated as of April 22, 2005, between Norway Acquisition SPV, LLC and The Nasdaq Stock Market, Inc. (previously filed with Nasdaq’s Current Report on Form 8-K, filed April 28, 2005).

4.3	Note Amendment Agreement, dated as of April 22, 2005, among The Nasdaq Stock Market, Inc., Hellman & Friedman Capital Partners IV, L.P. , H&F Executive Fund IV, L.P., H&F International Partners IV-A, L.P., and H&F International Partners IV-B, L.P. (previously filed with Nasdaq’s Current report on Form 8-K, filed April 28, 2005).

4.4	Indenture, dated as of April 22, 2005, between The Nasdaq Stock Market, Inc. and Law Debenture Trust Company of New York, as Trustee (previously filed with Nasdaq’s Current Report on Form 8-K, filed April 28, 2005).

4.4.1	First Supplemental Indenture, dated as of December 8, 2005, by The Nasdaq Stock Market, Inc. to Law Debenture Trust Company of New York (previously filed with Nasdaq’s Current report on Form 8-K, filed December 14, 2005).

4.4.2	Second Supplemental Indenture, dated as of November 9, 2006, among The Nasdaq Stock Market, Inc., The NASDAQ Stock Market LLC and Law Debenture Trust Company of New York, as trustee.

4.5	Amended and Restated Securityholders Agreement, dated as of April 22, 2005, among Norway Acquisition SPV, LLC, Hellman & Friedman Capital Partners IV, L.P., H&F Executive Fund IV, L.P., H&F International Partners IV-A, L.P., and H&F International Partners IV-B, L.P., Silver Lake Partners TSA, L.P., Silver Lake Investors, L.P., VAB Investors, LLC and Integral Capital Partners VI, L.P. (previously filed with Nasdaq’s Current Report on Form 8-K, filed April 28, 2005).

Exhibit Number
4.6	Registration Rights Agreement, dated as of April 22, 2005, among The Nasdaq Stock Market, Inc., Hellman & Friedman Capital Partners IV, L.P. , H&F Executive Fund IV, L.P., H&F International Partners IV-A, L.P., and H&F International Partners IV-B, L.P., Silver Lake Partners TSA, L.P., Silver Lake Investors, L.P., VAB Investors, LLC and Integral Capital Partners VI, L.P. (previously filed with Nasdaq’s Current report on Form 8-K, filed April 28, 2005).

10.1	Board Compensation Policy, approved as of March 7, 2006 (previously filed with Nasdaq’s Current Report on Form 8-K on March 14, 2006).*

10.2	Amended and Restated Executive Corporate Incentive Plan, dated as of February 18, 2004.*

10.3	Nasdaq 2000 Employee Stock Purchase Plan (previously filed with Nasdaq’s Registration Statement on Form 10 (file number 000-32651) filed on April 30, 2001).*

10.4	Nasdaq Equity Incentive Plan (previously filed with Nasdaq’s Registration Statement on Form 10 (file number 000-32651) filed on April 30, 2001).*

10.3.1	First Amendment to Nasdaq Equity Incentive Plan (previously filed with Nasdaq’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed on August 14, 2002).*

10.3.2	Second Amendment to Nasdaq Equity Incentive Plan.*

10.3.3	Form of Nasdaq Non-Qualified Stock Option Agreement.*

10.3.4	Form of Nasdaq Restricted Stock Award Agreement (employees).*

10.3.5	Form of Nasdaq Restricted Stock Award Agreement (directors).*

10.4	Supplemental Executive Retirement Plan.*

10.5	Employment Agreement by and between Nasdaq and Robert Greifeld, effective as of January 1, 2007.*

10.6	Employment Letter from Nasdaq to David P. Warren, dated November 30, 2000 (previously filed with Nasdaq’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004).*

10.6.1	Revised Letter Agreement, effective as of March 23, 2005, between The Nasdaq Stock Market, Inc. and David P. Warren (previously filed with the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed on May 10, 2005).*

10.7	Employment Agreement between Nasdaq and Edward Knight, effective as of December 29, 2000 Nasdaq (previously filed with Nasdaq’s Annual Report on Form 10-K for the year ended December 31, 2002, filed March 31, 2003).*

10.7.1	First Amendment to Employment Agreement between Nasdaq and Edward Knight, effective February 1, 2002 Nasdaq (previously filed with Nasdaq’s Annual Report on Form 10-K for the year ended December 31, 2002, filed March 31, 2003).*

10.8	Revised Letter Agreement, effective as of March 23, 2005, between The Nasdaq Stock Market, Inc. and Bruce Aust (previously filed with the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed on May 10, 2005).*

10.9	Revised Letter Agreement, effective as of March 23, 2005, between The Nasdaq Stock Market, Inc. and Christopher Concannon (previously filed with the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed on May 10, 2005).*

10.10	Letter Agreement, effective as of July 28, 2006, between The Nasdaq Stock Market, Inc. and Anna Ewing (previously filed with Nasdaq’s Current Report on Form 8-K on August 3, 2006).*

Exhibit Number
10.11	Revised Letter Agreement, effective as of March 23, 2005, between The Nasdaq Stock Market, Inc. and Adena Friedman (previously filed with the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed on May 10, 2005).*

10.12	Revised Letter Agreement, effective as of March 23, 2005, between The Nasdaq Stock Market, Inc. and John L. Jacobs (previously filed with the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed on May 10, 2005).*

10.13	Regulatory Services Agreement, dated June 28, 2000, between NASD Regulation, Inc. and Nasdaq (previously filed with Nasdaq’s Registration Statement on Form 10 (file number 000-32651) filed on April 30, 2001).**

10.14	Transitional System and Regulatory Services Agreement, dated as of December 20, 2006, by and between National Association of Securities Dealers, Inc. and The NASDAQ Stock Market LLC (previously filed with Nasdaq’s Current Report on Form 8-K on December 21, 2006).

10.15	OTCBB and OTC Equities Revocation of Delegation and Asset Transfer and Services Agreement among The Nasdaq Stock Market, Inc. and National Association of Securities Dealers, Inc., executed September 2, 2005 (previously filed with Nasdaq’s Current Report on Form 8-K, filed September 9, 2005).

10.16	Contract of Sale, dated as of June 10, 2005, between The Nasdaq Stock Market, Inc. and National Association of Securities Dealers, Inc. (previously filed with Nasdaq’s Current Report on Form 8-K, filed June 16, 2005).

10.17	Agreement and Plan of Merger, dated as of April 22, 2005, by and among The Nasdaq Stock Market, Inc., Norway Acquisitions Corp. and Instinet Group Incorporated (previously filed with Nasdaq’s Current Report on Form 8-K, filed April 28, 2005).

10.18	Transaction Agreement, dated as of April 22, 2005, by and among The Nasdaq Stock Market, Inc., Norway Acquisitions Corp. and Iceland Acquisition Corp. (previously filed with Nasdaq’s Current Report on Form 8-K, filed April 28, 2005).

10.18.1	Amendment to the Transaction Agreement , dated as of December 8, 2005, by and among The Nasdaq Stock Market, Inc. and Iceland Acquisition Corp. (previously filed with Nasdaq’s Current Report on Form 8-K, filed on December 14, 2005).

10.19	Guarantee Agreement, dated as of April 22, 2005, by and among The Nasdaq Stock Market, Inc., Norway Acquisition SPV, LLC and JPMorgan Chase Bank, N.A., as administrative agent (previously filed with Nasdaq’s Current Report on Form 8-K, filed April 28, 2005).

10.20	Transition Services Agreement, dated as of December 8, 2005, by and among The Nasdaq Stock Market, Inc., Instinet Holdings Incorporated f/k/a Iceland Acquisition Corp., and Norway Acquisition Corp. f/k/a Instinet Group (previously filed with Nasdaq’s Current Report on Form 8-K, filed December 14, 2005).

10.21	License Agreement, dated as of December 8, 2005, by and between Instinet Holdings Incorporated f/k/a Iceland Acquisition Corp. and Norway Acquisition Corp. f/k/a Instinet Group Incorporated (previously filed with Nasdaq’s Current Report on Form 8-K, filed December 14, 2005).

10.22	Brace Assignment and Support Agreement, dated as of December 8, 2005, by and between The Nasdaq Stock Market, Inc., Instinet Clearing Services, Inc. and INET ATS, Inc. (previously filed with Nasdaq’s Current Report on Form 8-K, filed December 14, 2005).

10.23	Co-Location Agreement, dated as of December 8, 2005, by and between The Nasdaq Stock Market, Inc., Instinet Holdings Incorporated, f/k/a Iceland Acquisition Corp. and Norway Acquisition Corp. f/k/a Instinet Group Incorporated (previously filed with Nasdaq’s Current Report on Form 8-K, filed December 14, 2005).

Exhibit Number
10.24	Amendment No. 1 to Fully Disclosed Clearing Agreement, dated as of December 8, 2005, between Instinet Clearing Services, Inc. and INET ATS, Inc. (previously filed with Nasdaq’s Current Report on Form 8-K, filed December 14, 2005).

10.25	Credit Agreement, dated as of December 8, 2005, among The Nasdaq Stock Market, Inc. and the other parties thereto (previously filed with Nasdaq’s Current Report on Form 8-K, filed December 14, 2005).

10.26	Amended and Restated Credit Agreement, dated as of May 19, 2006 among The Nasdaq Stock Market, Inc. and the other parties thereto (previously filed with Nasdaq’s Current Report on Form 8-K on May 24, 2006).

10.27	Amended and Restated Term Loan Credit Agreement, dated as of May 19, 2006, among The Nasdaq Stock Market, Inc., Nightingale Acquisition Limited and the other parties thereto (previously filed with Nasdaq’s Current Report on Form 8-K on May 24, 2006).

10.28	Credit Agreement, dated as of November 20, 2006, among The Nasdaq Stock Market, Inc. and the other parties thereto (previously filed with Nasdaq’s Current Report on Form 8-K on November 27, 2006).

10.29	Term Loan Credit Agreement, dated as of November 20, 2006, among The Nasdaq Stock Market, Inc. and the other parties thereto (previously filed with Nasdaq’s Current Report on Form 8-K on November 27, 2006).

10.30	Bridge Loan Agreement, dated as of November 20, 2006, among The Nasdaq Stock Market, Inc. and the other parties thereto (previously filed with Nasdaq’s Current Report on Form 8-K on November 27, 2006).

10.31	Purchase Agreement, dated as of November 20, 2006, among The Nasdaq Stock Market, Inc., Banc of America Bridge, LLC and Dresdner Kleinwort Securities LLC (previously filed with Nasdaq’s Current Report on Form 8-K on November 27, 2006).

10.32	Incremental Facility Amendment, dated as of November 20, 2006, among The Nasdaq Stock Market, Inc and the other parties thereto (previously filed with Nasdaq’s Current Report on Form 8-K on November 27, 2006).

11	Statement regarding computation of per share earnings (incorporated herein by reference from Note 15 to the consolidated financial statements under Part II, Item 8 of this Form 10-K).

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	List of all subsidiaries.

23.1	Consent of Ernst & Young.

24.1	Powers of Attorney.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.

*	Management contract or compensatory plan or arrangement.
**	Confidential treatment has been requested from the U.S. Securities and Exchange Commission for certain portions of this exhibit.