Form 10-Q
period 2007-03-31
NASDAQ STOCK MARKET INC
filed 2007-05-09
CIK 1120193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

No Changes

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2007
Common Stock, $.01 par value per share	112,695,332 shares

The Nasdaq Stock Market, Inc.

Form 10-Q

For the Quarterly Period Ended March 31, 2007

About This Form 10-Q

Unless otherwise noted, in this Form 10-Q, the terms “Nasdaq,” “we,” “us” and “our” refer to The Nasdaq Stock Market, Inc. and its wholly-owned subsidiaries. The terms the “Exchange” and “The Nasdaq Stock Market” refer to The NASDAQ Stock Market LLC and its wholly-owned subsidiaries.

This Quarterly Report on Form 10-Q includes market share and industry data that we obtained from industry publications and surveys, reports of governmental agencies and internal company surveys. Industry publications and surveys generally state that the information they contain has been obtained from sources believed to be reliable, but we cannot assure you that this information is accurate or complete. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Statements as to our market position are based on the most currently available market data. For market comparison purposes, data in this Quarterly Report on Form 10-Q for initial public offerings, or IPOs, is based on data provided by Thomson Financial, which does not include best efforts underwritings, and we have chosen to exclude closed-end funds; therefore, the data may not be comparable to other publicly-available initial public offering data. Data in this Quarterly Report on Form 10-Q for secondary offerings is also based on data provided by Thomson Financial. Data in this Quarterly Report on Form 10-Q for new listings of equity securities on The Nasdaq Stock Market is based on data generated internally by us, which includes best efforts underwritings and issuers that switched from other listing venues, closed-end funds and exchange traded funds. IPOs, secondary offerings and new listings data is presented as of period end. While we are not aware of any misstatements regarding industry data presented herein, our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006.

i

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

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the uncertainty and any risk related to forward-looking statements that we make. These risk factors are more fully described under the caption “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2006. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. You should carefully read this entire Form 10-Q, including “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our condensed consolidated financial statements and the related notes. Except as required by the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

ii

The Nasdaq Stock Market, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

The Nasdaq Stock Market, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2007	2006
Revenues
Market Services	$495,494	$337,094
Issuer Services	66,351	58,878
Other	102	267

Total revenues	561,947	396,239
Cost of revenues
Liquidity rebates	(225,190)	(167,198)
Brokerage, clearance and exchange fees	(144,690)	(67,023)

Total cost of revenues	(369,880)	(234,221)

Gross margin	192,067	162,018

Operating Expenses
Compensation and benefits	44,272	48,868
Marketing and advertising	4,875	5,031
Depreciation and amortization	9,839	24,549
Professional and contract services	8,382	8,903
Computer operations and data communications	8,196	9,952
Provision for bad debts	3,490	49
Occupancy	8,865	7,976
Regulatory	6,724	—
General, administrative and other	16,060	6,762

Total direct expenses	110,703	112,090
Support costs from related parties, net	—	8,117

Total operating expenses	110,703	120,207

Operating income	81,364	41,811
Interest income	5,624	4,477
Interest expense	(23,468)	(16,444)
Loss on foreign currency option contracts	(7,841)	—
Strategic initiative costs	(24,927)	—
Minority interest	96	136

Income before income taxes	30,848	29,980
Income tax provision	12,532	11,992

Net income	$18,316	$17,988

Net income applicable to common stockholders:
Net income	$18,316	$17,988
Preferred stock:
Dividends declared	—	(359)
Accretion of preferred stock	—	(331)

Net income applicable to common stockholders	$18,316	$17,298

Basic and diluted earnings per share:
Basic	$0.16	$0.20

Diluted	$0.14	$0.16

See accompanying notes to condensed consolidated financial statements.

The Nasdaq Stock Market, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and par value amounts)

	March 31, 2007	December 31, 2006

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$493,249	$321,995
Available-for-sale investments, at fair value	1,531,778	1,628,209
Receivables, net	299,197	233,266
Deferred tax assets	18,086	11,098
Other current assets	26,512	117,978

Total current assets	2,368,822	2,312,546

Property and equipment, net	61,893	65,269
Non-current deferred tax assets	100,263	96,986
Goodwill	1,028,926	1,028,746
Intangible assets, net	194,706	199,619
Other assets	12,633	13,286

Total assets	$3,767,243	$3,716,452

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$200,903	$170,753
Accrued personnel costs	25,289	55,565
Deferred revenue	161,606	56,447
Other accrued liabilities	73,290	72,096
Deferred tax liabilities	69,747	94,993
Current portion of debt obligations	10,681	10,681

Total current liabilities	541,516	460,535
Debt obligations	1,490,371	1,492,947
Non-current deferred tax liabilities	96,507	115,791
Non-current deferred revenue	96,570	90,644
Other liabilities	100,505	99,084

Total liabilities	2,325,469	2,259,001
Minority interest	—	96

Stockholders’ equity
Common stock, $0.01 par value, 300,000,000 shares authorized, shares issued: 130,713,703 at March 31, 2007 and 130,708,873 at December 31, 2006; shares outstanding: 112,566,895 at March 31, 2007 and 112,317,987 at December 31, 2006	1,307	1,307
Additional paid-in capital	1,051,220	1,046,599
Common stock in treasury, at cost: 18,146,808 shares at March 31, 2007 and 18,390,886 shares at December 31, 2006	(236,668)	(239,752)
Accumulated other comprehensive income	95,602	136,204
Retained earnings	530,313	512,997

Total stockholders’ equity	1,441,774	1,457,355

Total liabilities, minority interest and stockholders’ equity	$3,767,243	$3,716,452

See accompanying notes to condensed consolidated financial statements.

The Nasdaq Stock Market, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2007	2006
Reconciliation of net income to cash provided by operating activities
Net income	$18,316	$17,988
Non-cash items included in net income:
Depreciation and amortization	9,839	24,549
Share-based compensation	3,476	2,756
Income tax benefit related to share-based compensation	(2,051)	(15,272)
Provision for bad debts	3,490	49
Loss on foreign currency option contracts	7,841	—
Deferred taxes, net	(31,023)	(2,828)
Clearing contract charge	10,620	—
Strategic initiative costs	24,927	—
Other non-cash items included in net income	1,726	203
Net change in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	(67,370)	(12,091)
Other assets	(15,574)	377
Accounts payable and accrued expenses	32,355	(4,577)
Accrued personnel costs	(30,276)	(23,494)
Deferred revenue	111,085	86,688
Other accrued liabilities	9,942	(10,630)
Payables to related parties	—	(9,609)
Other liabilities	(9,327)	(393)

Cash provided by operating activities	77,996	53,716

Cash flows from investing activities
Proceeds from redemptions of available-for-sale investments	—	195,670
Purchases of available-for-sale investments	—	(262,425)
Settlement of foreign currency option contracts	63,900	—
Proceeds from maturities of available-for-sale investments	30,710	24,750
Acquisitions of businesses, net of cash and cash equivalents acquired	1,243	(38,060)
Purchases of property and equipment	(4,077)	(650)
Other	(77)	234

Cash provided by (used in) investing activities	91,699	(80,481)
Cash flows from financing activities
Payments of debt obligations	(2,670)	(1,875)
Net proceeds from equity offerings	—	308,484
Issuances of common stock, net of treasury stock purchases	2,178	19,611
Series C Cumulative preferred stock redemptions and dividends	—	(105,059)
Income tax benefit related to share-based compensation	2,051	15,272

Cash provided by financing activities	1,559	236,433
Increase in cash and cash equivalents	171,254	209,668

Cash and cash equivalents at beginning of period	321,995	165,237

Cash and cash equivalents at end of period	$493,249	$374,905

Supplemental Disclosure Cash Flow Information
Cash paid for (received):
Interest	$25,849	$14,682
Income taxes, net of refund	$11,126	$(8,309)

See accompanying notes to condensed consolidated financial statements.

The Nasdaq Stock Market, Inc.

Notes to Condensed Consolidated Financial Statements

1. Organization and Basis of Presentation

Organization

Nasdaq is a holding company that operates the Exchange as its wholly-owned subsidiary. Nasdaq became a holding company on August 1, 2006 when the Exchange commenced operations as a national securities exchange for Nasdaq-listed securities. The Exchange commenced operations as a national securities exchange for non-Nasdaq-listed securities on February 12, 2007.

Prior to December 20, 2006 we were a subsidiary of National Association of Securities Dealers, Inc., or NASD. NASD maintained voting control over us through its ownership of one outstanding share of our Series D preferred stock and NASD consolidated our financial position and results of operations in its consolidated financial statements. In connection with the process of our becoming fully operational as a registered national securities exchange and our exchange subsidiary entering into a transitional services agreement with NASD, we redeemed for $1.00 the one share of Series D preferred stock previously held by NASD. NASD achieved full divestiture of ownership of our common stock, with the sale of all of its remaining shares of our common stock in July 2006.

Basis of Presentation

Our unaudited condensed consolidated financial statements include the consolidated accounts of The Nasdaq Stock Market, Inc and its wholly-owned subsidiaries. We are responsible for the unaudited condensed consolidated financial statements included in this document. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation, have been reflected. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be representative of those for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2006.

We have condensed or omitted footnotes or other financial information that is normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, but is not required for interim reports. Certain reclassifications have been made to prior year amounts to conform to the current year’s presentation.

Recent Accounting Pronouncement

We adopted the provisions of Financial Accounting Standards Board, or FASB, Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” or FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized a $1.0 million increase to reserves for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings in the condensed consolidated balance sheet. For further discussion, see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations— Income Taxes.

2. Goodwill and Purchased Intangible Assets

Goodwill

The following table presents the changes in goodwill by business segment during the three months ended March 31, 2007:

	Market Services	Issuer Services	Total
	(in thousands)
Balance at December 31, 2006	$964,985	$63,761	$1,028,746
Purchase accounting adjustments	957	(777)	180

Balance at March 31, 2007	$965,942	$62,984	$1,028,926

The purchase accounting adjustments for Market Services primarily relate to a decrease in the amount of expected tax benefits to be realized from the sale of the Institutional Brokerage division based on a review of the tax basis of the assets sold. In connection with the INET acquisition, this division was sold to an affiliate of Silver Lake Partners, or SLP. The purchase accounting adjustments for Issuer Services primarily relate to the Shareholder.com acquisition.

Purchased Intangible Assets

The following table presents details of our total purchased intangible assets, both finite and indefinite lived:

	March 31, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
	(in thousands)
Technology	$28,659	$(18,804)	$9,855	$28,659	$(18,108)	$10,551
Customer relationships	205,500	(25,046)	180,454	205,500	(20,972)	184,528
Other	5,640	(1,243)	4,397	5,640	(1,100)	4,540

Total	$239,799	$(45,093)	$194,706	$239,799	$(40,180)	$199,619

Amortization expense for purchased intangible assets was $4.9 million for the three months ended March 31, 2007 and $9.2 million for the three months ended March 31, 2006.

The estimated future amortization expense of purchased intangible assets as of March 31, 2007 is as follows:

(in thousands)
2007	$14,648
2008	19,383
2009	19,341
2010	19,050
2011	16,818
2012 and thereafter	103,066

Total	$192,306

3. Cost Reduction Program and INET Integration

We incurred charges of approximately $2.1 million in the first quarter of 2007 and $13.6 million in the first quarter of 2006 in connection with actions we took to improve our operational efficiency as well as to integrate INET. Charges associated with our cost reduction program are expected to cease during the second quarter of 2007. Charges associated with our integration of INET ceased during the first quarter of 2007. The following table summarizes these charges which are included in the Condensed Consolidated Statements of Income:

	Three Months Ended March 31,
	2007	2006
	(in millions)
Reductions in force	$1.4	$1.7
Technology migration	0.7	11.9

Total cost reduction charges	$2.1	$13.6

Reductions in Force

We eliminated 20 positions in the first quarter of 2007 and recorded a charge of $1.4 million for severance and outplacement costs. During the first quarter of 2006, we eliminated 22 positions and recorded a charge of $1.7 million for severance and outplacement costs. These charges were included in compensation and benefits expense in the Condensed Consolidated Statements of Income. We paid approximately $1.5 million during the first quarter of 2007 and $1.1 million during the first quarter of 2006 for these severance and outplacement costs. We expect to pay the remainder of the severance and outplacement costs totaling $3.0 million through the second quarter of 2008.

Technology Migration

As a result of a continued review of our technology infrastructure, we previously shortened in 2005 the estimated useful life of certain assets and changed the lease terms on certain operating leases associated with our quoting platform and our trading and quoting network, which resulted in incremental depreciation and amortization expense. The INET integration, which is now complete, accelerated our migration to a low-cost trading platform. As a result, the charges associated with these assets were $0.7 million for the first quarter of 2007 and were included in depreciation and amortization expense in the Condensed Consolidated Statements of Income. The charges associated with these assets for the first quarter of 2006 were $11.9 million and also were included in depreciation and amortization expense in the Condensed Consolidated Statements of Income.

Real Estate Consolidation

In connection with our review of our owned and leased real estate which began in 2003, we have consolidated staff into fewer locations and have saved significant costs. Sublease loss reserves were established for all subleased properties based on current assumptions and known sublease incomes. The estimated sublease loss reserves for these properties were approximately $22.2 million at March 31, 2007 and approximately $22.5 million at December 31, 2006 and are included in accounts payable and accrued expenses and other liabilities in the Condensed Consolidated Balance Sheets. The reserve is adjusted throughout the year to reflect interest accretion, rental payments made during the year, depreciation on leasehold improvements, if applicable, and sublease receipts. The estimated losses were calculated using a 7.5% net discount rate and estimated sublease terms ranging from 4 years to 18 years at estimated market rates. There were no charges related to real estate consolidation in the first quarter of 2007 or the first quarter of 2006.

4. Investments

The following tables summarize investments classified as available-for-sale that are carried at fair market value in the Condensed Consolidated Balance Sheets:

March 31, 2007	Cost	Gross Unrealized Gains (Losses)	Estimated Fair Market Value
	(in thousands)
U.S. treasury securities and obligations of U.S. government agencies	$11,200	$(18)	$11,182
Corporate bonds and other	9,967	(1)	9,966

Total available-for-sale debt securities	21,167	(19)	21,148
Investment in the London Stock Exchange Group plc, or the LSE	1,334,846	175,784 (1)	1,510,630

Total	$1,356,013	$175,765	$1,531,778

(1)	Amount includes foreign currency gains.

At March 31, 2007, all available-for-sale debt securities are due within one year.

December 31, 2006	Cost	Gross Unrealized Gains (Losses)	Estimated Fair Market Value
	(in thousands)
U.S. treasury securities and obligations of U.S. government agencies	$17,700	$(73)	$17,627
Corporate bonds	27,819	(58)	27,761
Other securities	6,391	(6)	6,385

Total available-for-sale debt securities	51,910	(137)	51,773
Investment in the LSE	1,334,846	241,590 (1)	1,576,436

Total	$1,386,756	$241,453	$1,628,209

(1)	Amount includes foreign currency gains.

At December 31, 2006, all available-for-sale debt securities are due within one year.

Investment in the LSE

We currently have a 29.6% ownership investment in the LSE at March 31, 2007. In accordance with FIN 35, “Criteria for Applying the Equity Method of Accounting for Investments in Common Stock an interpretation of APB Opinion 18,” or FIN 35, and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” or APB 18, an investment (direct or indirect) of 20%, such as ours in the LSE, generally leads to a presumption that an investor has the ability to exercise significant influence over an investee, requiring the investment to be accounted for under the equity method of accounting. We concluded that we are not able to exercise significant influence over the operational and financial policies of the LSE pursuant to paragraph 4d of FIN 35. The equity method of accounting for our investment in the LSE would require the LSE to routinely provide us with certain non-public information and information not available to its other shareholders, in order to convert LSE’s results to GAAP and prepare a full purchase price allocation as required under APB 18. This information is still not available to us. Therefore, we have concluded that we do not exert significant influence over the LSE pursuant to APB 18. Thus we have accounted for our investment in the LSE in accordance with Statement of Financial Accounting Standards, or SFAS, No. 115 “Accounting for Certain Investments in Debt and Equity Securities,” or SFAS 115, and include our LSE shares in available-for-sale investments, at fair value in the Condensed Consolidated Balance Sheets. Unrealized gains and losses, including foreign currency gains/losses, are included in accumulated other comprehensive income in the Condensed Consolidated Balance Sheets until the sale or redemption of the shares.

In November 2006, we announced the terms of final offers to acquire all of the ordinary share capital of the LSE not already owned by our wholly owned subsidiary Nightingale Acquisition Limited, or NAL, at a price of 1,243 pence per share and all of the B Shares of the LSE at a price of 200 pence (plus accrued dividend) per share. In order to hedge the foreign currency exposure on our acquisition bid for the LSE, we purchased foreign currency option contracts. See Note 10, “Fair Value of Financial Instruments,” for further discussion. These final offers lapsed on February 10, 2007.

We incurred costs of approximately $24.9 million in connection with our strategic initiatives related to the LSE, including our acquisition bid. These costs, including legal and advisory fees, were included in other current assets in the Consolidated Balance Sheet at December 31, 2006. In conjunction with the lapse of our final offers for the LSE in February 2007, these costs were charged to expense during the first quarter of 2007 and are included in strategic initiative costs in the Condensed Consolidated Statements of Income.

5. Deferred Revenue

Our deferred revenue at March 31, 2007 is primarily related to Corporate Client Group fees and will be recognized in the following years:

	Initial Listing Fees	Listing of Additional Shares	Annual and Other	Total
	(in thousands)
Fiscal year ended:
2007	$15,745	$28,216	$104,292	$148,253
2008	18,580	28,218	90	46,888
2009	15,249	17,394	—	32,643
2010	11,497	7,823	—	19,320
2011 and thereafter	10,506	566	—	11,072

	$71,577	$82,217	$104,382	$258,176

Our deferred revenue for the quarter ended March 31, 2007 and 2006 is reflected in the following tables. The additions primarily reflect Corporate Client Group revenues from listing fees charged during the period while the amortization primarily reflects Corporate Client Group revenues from listing fees recognized during the respective period.

	Initial Listing Fees	Listing of Additional Shares	Annual and Other	Total
	(in thousands)
Balance at January 1, 2007	$71,054	$73,829	$2,208	$147,091
Additions	5,931	18,078	140,888	164,897
Amortization	(5,408)	(9,690)	(38,714)	(53,812)

Balance at March 31, 2007	$71,577	$82,217	$104,382	$258,176

Balance at January 1, 2006	$69,678	$74,766	$1,168	$145,612
Additions	5,636	11,182	118,028	134,846
Amortization	(6,353)	(8,947)	(31,074)	(46,374)

Balance at March 31, 2006	$68,961	$77,001	$88,122	$234,084

6. Debt Obligations

The following table presents the changes in our debt obligations during the three months ended March 31, 2007:

	December 31, 2006	Payments and Accretion	March 31, 2007
	(in thousands)
3.75% convertible notes due October 22, 2012 (net of premium and discount)	$442,805	$95	$442,900
$825.0 million senior credit agreement due April 18, 2012, with a letter of credit subfacility and swingline loan facility limited to $400.0 million (average interest rate of 7.07% at March 31, 2007)	726,450	(1,828)	724,622
$434.8 million secured term loan credit agreement due April 18, 2012 (average interest rate of 7.07% at March 31, 2007)	334,373	(843)	333,530

Total debt obligations	1,503,628	(2,576)	1,501,052
Less current portion	(10,681)	—	(10,681)

Total long-term debt obligations	$1,492,947	$(2,576)	$1,490,371

3.75% Convertible Notes

The 3.75% convertible notes include $205.0 million convertible notes issued at a discount to SLP ($141.4 million), Hellman & Friedman, or H&F, ($60.0 million), and other partners ($3.6 million) and $240.0 million convertible notes issued at a premium to H&F. The $205.0 million convertible notes are convertible into 14,137,931 shares of our common stock at a price of $14.50 per share subject to adjustment, in general, for any stock split, dividend, combination, recapitalization or similar event. SLP also was issued warrants to purchase 1,523,325 shares of our common stock and H&F was issued warrants to purchase 646,552 shares of our common stock at a price of $14.50. The warrants became exercisable on April 22, 2006 and expire on December 8, 2008, the third anniversary of the closing of the INET acquisition. The $240.0 million convertible notes also are convertible into 16,551,724 shares of our common stock at a price of $14.50 per share subject to adjustment, for stock splits, dividends, combinations, recapitalizations or similar events. H&F also was issued additional warrants to purchase 2,753,448 shares of our common stock at a price of $14.50 per share. These warrants also became exercisable on April 22, 2006 and expire on December 8, 2008, the third anniversary of the closing of the INET acquisition.

On an as-converted basis at March 31, 2007, H&F owned an approximate 18.0% equity interest in us as a result of its ownership of the $240.0 million convertible notes, $60.0 million of the $205.0 million convertible notes, 3,400,000 shares underlying warrants and 500,000 shares of common stock purchased from us in a separate transaction. On an as-converted basis at March 31, 2007, SLP owned an approximate 9.1% equity interest in us as a result of its ownership of $141.4 million of the $205.0 million convertible notes and 1,523,325 shares underlying warrants.

Credit Facilities

Under the $825.0 million senior credit agreement and the $434.8 million secured term loan credit agreement, or the Credit Facilities, we are required to make quarterly principal amortization payments. For the first quarter of 2007, we paid approximately $1.8 million on the $825.0 million senior credit agreement and approximately $0.8 million on the $434.8 million term loan credit agreement. We are permitted to prepay borrowings under the Credit Facilities at any time in whole or in part, subject to our remaining in compliance with our debt covenants and our obligation to pay additional fees in certain circumstances. We are required to make mandatory prepayments upon the receipt of net proceeds in the case of a sale, transfer or other disposition of an asset or other events as described in the Credit Facilities. Beginning in 2007, we also are required to use a percentage of our prior year’s excess cash flow to prepay loans outstanding under the Credit Facilities. The percentage of cash flow we are required to use for prepayments varies depending on our leverage ratio at the end of the year for which cash flow is calculated, with the maximum prepayment percentage set at 50.0%. No prepayment was required during the first quarter of 2007 based on our optional net prepayment in November 2006 and our excess cash flow.

At March 31, 2007, we were in compliance with the covenants of all of our debt obligations.

7. Employee Benefits

We maintain a non-contributory defined-benefit pension plan, or Pension Plan, a Supplemental Executive Retirement Plan, or SERP, for eligible senior executives and other benefit plans for eligible employees. For information on our Pension Plan, SERP and post-retirement plan actuarial assumptions, see Nasdaq’s Annual Report on Form 10-K for the year ended December 31, 2006.

In the first quarter of 2007, we announced that our Pension Plan and SERP will be frozen effective May 1, 2007. Future service and salary for all participants will not count toward an accrual of benefits under the Pension Plan and SERP after April 30, 2007. All of the other features of the Pension Plan and SERP will remain unchanged. As a result of the Pension Plan and SERP freeze, a curtailment gain of approximately $6.5 million was recognized in compensation and benefits expense in the Condensed Consolidated Statements of Income in the first quarter of 2007. This amount is an estimate of the remaining unrecognized prior service cost at May 1, 2007.

We also are adding a new profit-sharing contribution feature to our 401(k) plan. Eligible employees will receive employer retirement contributions, or ERCs when we meet our corporate annual financial goals. In addition, we are adopting a supplemental ERC for select highly compensated employees whose ERCs are limited by the annual Internal Revenue Service compensation limit. The ERC and supplemental ERC will begin on July 1, 2007.

The following table sets forth the components of net periodic pension, SERP and post-retirement benefits cost recognized in compensation and benefits expense in the Condensed Consolidated Statements of Income:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Components of net periodic benefit cost
Service cost	$1,890	$1,614
Interest cost	1,038	952
Expected return on plan assets	(669)	(719)
Amortization of unrecognized transition asset	(9)	(12)
Recognized net actuarial loss	317	312
Prior service cost recognized	(127)	(106)
Curtailment (gain)/settlement loss recognized	(6,463)	81

Benefit (gain) cost	$(4,023)	$2,122

8. Share-Based Compensation

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

In December 2006, we granted non-qualified stock options and restricted stock awards to all active employees which also includes a performance based accelerated vesting feature based on us achieving specific levels of performance. If we achieve the applicable performance parameters, 50.0% of such grant will vest on the fourth anniversary of the grant date. If we exceed the applicable performance parameters, 50.0% of the award will vest on the third anniversary of the grant date, or will be extended to vest on the fifth anniversary of the grant date if applicable performance parameters are not met. The remaining 50.0% of such grant shall vest on the fifth anniversary of the grant date, subject to accelerated vesting of 50.0% of the award on the fourth anniversary of the grant date, or extended vesting on the sixth anniversary of the grant date, based upon achievement of the applicable performance parameters. Options issued under this grant also expire ten years from the grant date.

Additionally, our Employee Stock Purchase Plan, or ESPP, allows eligible employees to purchase a limited number of shares of our common stock at six-month intervals, called offering periods, at 85.0% of the lower of the fair market value on the first or the last day of each offering period. The 15.0% discount given to our employees is included in compensation and benefits expense.

Shares issued as a result of stock option exercises, restricted stock awards and our ESPP are generally first issued out of common stock in treasury. As of March 31, 2007, we had approximately 6.4 million shares of common stock reserved for future issuance under our stock option and restricted stock award plan and ESPP.

The following table shows the total share-based compensation expense resulting from stock options, restricted stock awards and the 15.0% discount for the ESPP for the three months ended March 31, 2007 and 2006 in the Condensed Consolidated Statements of Income:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Share-based compensation expense before income taxes	$3,476	$2,756
Income tax benefit	(1,375)	(1,081)

Total share-based compensation expense after income taxes	$2,101	$1,675

We received net cash proceeds of $2.3 million from the exercise of approximately 0.2 million stock options for the three months ended March 31, 2007 and received net cash proceeds of $5.5 million from the exercise of approximately 1.7 million stock options for the three months ended March 31, 2006. In accordance with SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123(R), we present excess tax benefits from the exercise of stock options, if any, as financing cash flows.

We estimated the fair value of share-based awards using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2007	2006
Expected life (in years)	5	5
Weighted-average risk free interest rate	4.62%	4.35%
Expected volatility	35.0%	30.0%
Dividend yield	—	—
Weighted-average fair value at grant date	$12.04	$12.92

Our computation of expected volatility for the three months ended March 31, 2007 and 2006 is based on a combination of historical and market-based implied volatility. Our computation of expected life is based on historical exercise patterns. The interest rate for periods within the expected life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. Our Credit Facilities prohibit us from paying dividends. Before our Credit Facilities had been in place, it was not our policy to declare or pay cash dividends on our common stock.

A summary of stock option activity for the three months ended March 31, 2007 is as follows:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at January 1, 2007	11,643,975	$14.24	7.5	$205,875

Grants	26,668	31.07
Exercises	(240,301)	9.59
Forfeitures or expirations	(175,151)	22.18

Outstanding at March 31, 2007	11,255,191	$14.26	8.0	$186,343

Exercisable at March 31, 2007	5,364,826	$8.97	5.1	$110,115

The aggregate intrinsic value in the above table represents the total pre-tax intrinsic value (i.e., the difference between our closing stock price on March 31, 2007 of $29.41 and the exercise price, times the number of shares) based on stock options with an exercise price less than Nasdaq’s closing price of $29.41 as of March 31, 2007, which would have been received by the option holders had the option holders exercised their stock options at that date. This amount changes based on the fair market value of our common stock. The total number of in-the-money stock options exercisable as of March 31, 2007 was 5.3 million. As of March 31, 2006, 3.8 million outstanding stock options were exercisable and the weighted-average exercise price was $9.33.

Total fair value of stock options vested was $4.0 million for the three months ended March 31, 2007. The total pre-tax intrinsic value of stock options exercised was $4.8 million for the three months ended March 31, 2007 and $46.2 million for the three months ended March 31, 2006.

At March 31, 2007, $23.2 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.2 years.

The following table summarizes our restricted stock award activity for the three months ended March 31, 2007:

	Restricted Stock Awards	Weighted- Average Grant Date Fair Value
Unvested awards at January 1, 2007	800,290	$29.35
Granted	14,681	31.94
Vested	(12,880)	15.56
Forfeited	(75,097)	26.56

Unvested awards at March 31, 2007	726,944	$29.93

At March 31, 2007, $17.8 million of total unrecognized compensation cost related to restricted stock awards is expected to be recognized over a weighted-average period of 2.4 years.

Under our ESPP employees may purchase shares having a value not exceeding 10.0% of their annual compensation, subject to applicable annual Internal Revenue Service limitations. The next purchase will be at the end of June 2007. For both the three months ended March 31, 2007 and 2006, we recorded $0.1 million of compensation expense for the 15.0% discount that is given to our employees.

9. Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2007	2006
	(in thousands, except share and per share amounts)
Numerator:
Net income applicable to common stockholders:
Net income	$18,316	$17,988
Preferred stock:
Dividends declared	—	(359)
Accretion of preferred stock	—	(331)

Net income applicable to common stockholders for basic earnings per share	18,316	17,298
Interest impact of convertible notes, net of tax	2,522	2,535

Net income applicable to common stockholders for diluted earnings per share	$20,838	$19,833

Denominator:
Weighted average common shares outstanding for basic earnings per share	112,439,179	87,876,102

Weighted average effect of dilutive securities:
Employee stock options and awards	5,983,144	6,133,254
Convertible notes assumed converted into common stock	30,689,655	30,689,655
Warrants	2,695,535	3,253,190

Denominator for diluted earnings per share	151,807,513	127,952,201

Basic and diluted earnings per share:

Basic	$0.16	$0.20

Diluted	$0.14	$0.16

Options to purchase 11,248,096 shares of common stock, 726,994 shares of restricted stock, convertible notes convertible into 30,689,655 shares of common stock and warrants exercisable into 4,962,500 shares of common stock were outstanding at March 31, 2007. For the quarter ended March 31, 2007, we included 5,833,487 of the options outstanding,

149,657 shares of restricted stock, all of the shares underlying the convertible notes and all of the shares underlying the warrants in the computation of diluted earnings per share, on a weighted average basis, as their inclusion was dilutive. The remaining options and shares of restricted stock were considered antidilutive and were properly excluded.

Options to purchase 10,605,276 shares of common stock, 452,516 shares of restricted stock, convertible notes convertible into 30,689,655 shares of common stock and warrants exercisable into 5,082,412 shares of common stock were outstanding at March 31, 2006. For the quarter ended March 31, 2006, 10,358,976 of the options outstanding, all of the restricted stock, all of the shares underlying the convertible notes and all of the shares underlying the warrants were included in the computation of diluted earnings per share, respectively, on a weighted average basis, as their inclusion was dilutive. The remaining options were considered antidilutive and were properly excluded.

10. Fair Value of Financial Instruments

Assets and Liabilities

The majority of our assets and liabilities are recorded at fair value or at amounts that approximate fair value. These assets and liabilities include cash and cash equivalents, investments, receivables, net, certain other assets, accounts payable and accrued expenses, accrued personnel costs and other current payables. The carrying amounts reported in the Condensed Consolidated Balance Sheets for the above financial instruments closely approximate their fair values due to the short-term nature of these assets and liabilities, except for our available-for-sale investments. The carrying amounts of our available-for-sale investments were determined based on quoted market prices when available, or if quoted market prices were not available, on discounted expected cash flows using market rates commensurate with the credit quality and maturity of the investment. See Note 4, “Investments,” for further discussion.

We also consider our debt obligations to be financial instruments. The fair value of our debt obligations was estimated using discounted cash flow analyses based on our assumed incremental borrowing rates for similar types of borrowing arrangements and a Black-Scholes valuation technique was utilized to calculate the convertible option value for the convertible notes. At March 31, 2007, the carrying value of our debt obligations was approximately $523.6 million less than fair value due to the stock appreciation on the convertible option feature from $14.50 at time of issuance to $29.41 at March 31, 2007. At December 31, 2006, the carrying value of our debt obligations was approximately $593.0 million less than fair value due to the stock appreciation on the convertible option feature from $14.50 at time of issuance to $30.79 at December 31, 2006. See Note 6, “Debt Obligations,” for further discussion.

Foreign Currency Contracts

Foreign currency forward contracts and foreign currency option contracts are financial instruments with carrying values that approximate fair value. Forward contracts are commitments to buy or sell at a future date a financial instrument, commodity or currency at a contracted price and may be settled in cash or through delivery. Foreign currency option contracts give the purchaser, for a fee, the right but not the obligation, to buy or sell within a limited time. The fair value of the foreign currency forward contracts is based on the estimated amount at which they could be settled based on market exchange rates. The fair value of the foreign currency option contracts is obtained from dealer quotes and represents the estimated amount we would receive or pay to terminate the agreements. Therefore, estimates presented below are not necessarily indicative of the amounts that we could realize in a current market exchange.

In order to hedge the foreign currency exposure on our acquisition bid for the LSE, we purchased foreign currency option contracts at the time of the commencement of the bid, which was the fourth quarter of 2006. In accordance with SFAS 133, a derivative used to hedge exposure related to an anticipated business combination does not qualify for specialized hedge accounting, and as such, must be marked to market each reporting period. The fair value of these contracts at December 31, 2006 was $71.7 million and the unrealized gain for the quarter ended December 31, 2006 was $48.4 million. In conjunction with the lapse of our final offers for LSE, we traded out of these foreign exchange contracts in February 2007. Due to the improving exchange rate of the dollar when compared to the pound sterling, we recorded a mark to market loss of approximately $7.8 million on these foreign currency option contracts in first quarter 2007 results. The cumulative realized pre-tax gain on the foreign currency option contracts is approximately $40.6 million. These contracts were cash settled for $63.9 million.

11. Comprehensive Income

Comprehensive income is composed of net income and other comprehensive income, which includes the after-tax change in unrealized gains and losses on available-for-sale securities, foreign currency translation adjustments and employee benefit adjustments. The components of comprehensive income are as follows:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Net income	$18,316	$17,988
Other comprehensive income:
Change in unrealized gains and losses on available-for-sale investments, net of tax(1)	(40,427)	55
Change in foreign currency translation adjustments(2)	(174)	(11)

Total	$(22,285)	$18,032

(1)	The 2007 amount includes the unrealized gain related to our investment in the LSE, net of tax, which includes foreign currency gains. See Note 4, “Investments,” for further discussion.
(2)

The 2007 amount includes a $0.2 million foreign currency gain realized upon the liquidation of Brut Europe Limited. Both the 2007 and 2006 amounts include after-tax gains and losses on foreign currency translation from operations for which the functional currency is other than the U.S. dollar.

12. Commitments, Contingencies and Guarantee

LSE Offer/Share Acquisition

In November 2006, we announced the terms of final offers to acquire all of the ordinary share capital of LSE not already owned by NAL at a price of 1,243 pence per share and all of the B Share capital of LSE at a price of 200 pence (plus accrued dividend) per share. These final offers lapsed on February 10, 2007.

Nasdaq Execution Services, LLC Agreements

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

Our single platform includes the functionality which was previously provided by SunGard Financial enabling us to cease using the product which resulted in a charge to earnings of approximately $10.6 million in the first quarter of 2007. This charge is included in general, administrative and other expense in the Condensed Consolidated Statements of Income.

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

Brokerage Activities

In accordance with FASB, Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” Nasdaq Execution Services provides guarantees to securities clearinghouses and exchanges under their standard membership agreements, which require members to guarantee the performance of other members. If a member becomes unable to satisfy its obligations to the clearinghouses, other members would be required to meet its shortfalls. To mitigate these performance risks, the exchanges and clearinghouses often require members to post collateral as well as meet certain minimum financial standards. Nasdaq Execution Services’ maximum potential liability under these arrangements cannot be quantified. However, we believe that the potential for Nasdaq Execution Services to be required to make payments under these arrangements is unlikely. Accordingly, no contingent liability is recorded in the Consolidated Balance Sheets for these arrangements.

Leases

We lease some of our office space and equipment under non-cancelable operating leases with third parties and sublease office space to third parties. Some of our leases contain renewal options and escalation clauses based on increases in property taxes and building operating costs.

Escrow Agreements

In connection with our acquisitions of PrimeNewswire and Shareholder.com in 2006 and Carpenter Moore in 2005, we entered into escrow agreements for the designation of funds to secure the payment of post-closing adjustments and other closing conditions. At March 31, 2007, these escrow agreements provide for future payments of $10.4 million in 2007 and $3.3 million in 2008. There were no payments during the first quarter of 2007.

Transfer of Sponsorship of Exchange Traded Funds

In October 2006, we announced an agreement with PowerShares Capital Management LLC, or PowerShares, to transfer the sponsorship functions including sales, marketing and administration of our QQQ, EQQQ and BLDRs Exchange Traded Funds, or ETFs. The transfer of the QQQ and BLDRs ETFs to PowerShares closed on March 21, 2007 and had no impact on the financial results of Nasdaq. The EQQQ is scheduled to transfer to PowerShares during the second half of 2007. Nasdaq has maintained its status as licensor of the QQQ ETF and continues to receive license fees from this ETF as it is benchmarked against the Nasdaq-100 Index. Nasdaq will also maintain its status as licensor of the EQQQ when the sponsorship is transferred to PowerShares. This transfer expands the distribution channels for the funds and brings greater investor access to these products. As a result, the amount of licensing revenues may increase in the future. In addition, Nasdaq subsequently increased the license fee for these products which may also increase the amount of licensing revenues.

Obligations Under Guarantee

In connection with our registration as a national securities exchange, Nasdaq completed an internal reorganization in November 2006. As part of the reorganization, Nasdaq transferred the ownership of some of its subsidiaries, including its broker-dealer subsidiaries, to the Exchange. The Exchange assumed Nasdaq’s obligations under the 3.75% convertible notes due October 22, 2012 and the related indenture. Nasdaq will guarantee the obligations of the Exchange under the indenture. The reorganization did not have a material effect on our consolidated financial position or results of operations.

Deferred Tax Benefit

As of December 31, 2006, we recorded a non-current deferred tax asset of $62.2 million on the 2005 sale of Instinet’s Institutional Brokerage division related to acquired operating and capital loss carryforwards. As of March 31, 2007, the non-current deferred tax asset is $89.5 million. The $27.3 million increase is attributable to additional capital loss carryforwards of $28.3 million offset by a $1.0 million reduction to operating loss carryforwards, based on the finalization of a review of the tax basis of the assets sold. Included in the balance as of March 31, 2007 is a deferred tax asset for capital loss carryforwards totaling $61.3 million. The remainder of the deferred tax asset is related to ordinary loss carryforwards. We believe that it is more likely than not that we will not realize a benefit on the deferred asset related to capital loss carryforwards, therefore, we established a valuation allowance of $61.3 million. This valuation allowance affects goodwill and other balance sheet accounts. We and SLP have an agreement to share the deferred tax benefit on the sale of the Institutional Brokerage division. To the extent the $28.2 million net deferred tax benefit is realized, approximately $27.9 million will be paid to SLP. We have recorded a liability for the estimated SLP share of the tax benefits in other liabilities in the Condensed Consolidated Balance Sheets at the present value of the expected payments. If we are able to realize tax benefits related to the capital loss carryforwards noted above, we may be required to pay SLP an additional amount. We expect to pay SLP $27.9 million in 2007.

Litigation

We may be subject to claims arising out of the conduct of our business. We are not currently a party to any litigation that we believe could have a material adverse effect on our business, financial condition, or operating results. However, from time to time, we have been threatened with, or named as a defendant in, lawsuits or involved in regulatory proceedings.

In connection with our acquisition of INET, certain shareholders of Instinet have filed an appraisal litigation claim against Instinet. We have filed an answer challenging petitioners’ claims. The ultimate outcome of this action and its impact on Nasdaq is uncertain and cannot be estimated at this time. However, any potential judgment will be recorded to goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” or SFAS 142.

13. Segments

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

The following table presents certain information regarding these operating segments for the quarter ended March 31, 2007 and 2006.

	Market Services	Issuer Services	Corporate Items and Eliminations		Consolidated
	(in thousands)
Three months ended March 31, 2007
Revenues	$495,494	$66,351	$102		$561,947
Cost of revenues	(369,880)	—	—		(369,880)

Gross margin	125,614	66,351	102		192,067

Income (loss) before income taxes	59,722	12,696	(41,570	)(1)	30,848

	Market Services	Issuer Services	Corporate Items and Eliminations		Consolidated
	(in thousands)
Three months ended March 31, 2006
Revenues	$337,094	$58,878	$267		$396,239
Cost of revenues	(234,221)	—	—		(234,221)

Gross margin	102,873	58,878	267		162,018

Income before income taxes	19,903	10,041	36		29,980

(1)	The first quarter 2007 amount includes:
•	strategic initiative costs of $24.9 million incurred in connection with acquiring our current investment in the LSE and our acquisition bid;
•	loss on foreign currency option contracts of $7.8 million which we entered into to hedge the foreign exchange exposure on the acquisition bid for the LSE; and
•	interest expense of $8.8 million related to our investment in the LSE.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Our results for the first quarter of 2007 demonstrate our ability to improve profitability by focusing on the execution of our business plan. Gross margin (revenues less cost of revenues) increased $30.1 million, or 18.6%, and our operating income increased $39.6 million, or 94.7%. Net income was $18.3 million, or $0.14 per diluted share, in the first quarter of 2007 compared with $18.0 million, or $0.16 per diluted share, in the first quarter of 2006.

Our first quarter 2007 results were impacted by the following:

•

Improved gross margin from our Market Services segment. Gross margin from Market Services increased $22.7 million, or 22.1%, to $125.6 million in the first quarter of 2007, compared with $102.9 million in the first quarter of 2006 due to the following:

•

Increases in our market share in New York Stock Exchange, or NYSE-listed securities and American Stock Exchange, or Amex-listed securities and increases in average daily trading volume partially offset by higher cost of revenues;

•

The increase in cost of revenues was due to an increase in U.S. Securities and Exchange Commission, or SEC, fees collected pursuant to Section 31 of the Securities Exchange Act of 1934, or Section 31 fees, as a result of Nasdaq’s operation as a national securities exchange beginning August 1, 2006 for Nasdaq-listed securities and February 12, 2007 for non-Nasdaq-listed securities. The increase in cost of revenues was also due to increases in market share;

•	Increase in market subscription users which increased our Market Services subscriptions fees;

•	Removal of Nasdaq Quotation Dissemination Services, or NQDS, from the Nasdaq Unlisted Trading Privileges Plan, or the UTP Plan, reducing overall shareable UTP revenues;

•

Increase in revenues from our Issuer Services segment. Revenues increased $7.5 million, or 12.7%, to $66.4 million in the first quarter of 2007, compared with $58.9 million in the first quarter of 2006, primarily due to revised annual renewal fees introduced this quarter and by revenues generated from our recent acquisitions;

•

Decrease in total operating expenses to $110.7 million in the first quarter of 2007, compared with $120.2 million in first quarter of 2006, primarily due to the completion of the INET integration which resulted in us migrating all trading to a single trading platform;

•

Increase in net interest expense to $18.0 million in the first quarter of 2007, compared with $11.9 million in the first quarter of 2006, as a result of additional debt issued to finance our investment in the LSE;

•

Loss on foreign currency option contracts of $7.8 million in the first quarter of 2007 which we entered into to hedge the foreign exchange exposure on the acquisition bid for the LSE. A $48.4 million gain was recorded in the fourth quarter 2006 for foreign currency option contracts. As a result Nasdaq’s cumulative gain on foreign currency contracts is approximately $40.6 million; and

•

Strategic initiative costs of $24.9 million incurred in connection with our strategic initiatives related to the LSE, including our acquisition bid. In conjunction with the lapse of our final offers for the LSE in February 2007, these costs were charged to income during the first quarter of 2007.

These current and prior year items are discussed in more detail below.

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

	Three Months Ended March 31,
	2007	2006
Average daily share volume in Nasdaq securities (in billions)	2.15	2.12
Matched market share in Nasdaq securities(1)	45.5%	50.4%
Touched market share in Nasdaq securities(2)	49.7%	57.9%
Total market share in Nasdaq securities(3)	74.5%	80.0%
Matched market share in NYSE securities(1)	15.1%	7.0%
Touched market share in NYSE securities(2)	35.9%	17.8%
Total market share in NYSE securities(3)	33.6%	22.0%
Matched market share in Amex and regional securities(1)	29.4%	22.3%
Touched market share in Amex and regional securities(2)	33.3%	26.6%
Total market share in Amex and regional securities(3)	52.0%	43.8%
Initial public offerings	37	30
Secondary offerings	50	69
New listings(4)	73	60
Number of listed companies(5)	3,181	3,191

(1)	Transactions executed on Nasdaq’s systems.
(2)	Transactions executed on Nasdaq’s systems and routed to other external venues.
(3)

Transactions executed on Nasdaq’s systems plus trades reported through The Trade Reporting Facility LLC for the three months ended March 31, 2007. For the three months ended March 31, 2006, transactions executed on Nasdaq’s systems and internal trades reported to Nasdaq.

(4)

New listings includes initial public offerings, including those completed on a best efforts basis, issuers that switched from other listing venues, closed-end funds and beginning September 30, 2006, separately listed ETFs.

(5)	Beginning September 30, 2006 number of listed companies also includes separately listed ETFs.

Business Environment

We serve listed companies, market participants and investors by providing a high quality cash equity market, thereby enabling corporate growth and entrepreneurship. In broad terms, our business performance is impacted by a number of drivers including macroeconomic events affecting the risk and return of financial assets, investor sentiment regarding the outlook for equity investments, the regulatory environment for primary and secondary equity markets, and changing technology in the financial services industry. Our future revenues, gross margin and net income will continue to be influenced by domestic and international trends including:

•	The number of companies seeking equity financing, which is affected by factors such as investor demand, the economy, alternative sources of financing, and tax and regulatory policies;

•	Trading volumes, particularly in U.S. equity securities, which are driven primarily by overall macroeconomic conditions;

•	Competition for listings and trading executions related to pricing, product and service offerings; and

•	Other technological advancements and regulatory developments.

Currently our business drivers are characterized by moderate economic growth in response to the policy actions of a number of global central banks, positive U.S. investor sentiment evidenced by record highs in a number of major domestic stock market indices, significant regulatory changes in the U.S. and the European Union, and continued rapid evolution and deployment of new technology in the financial services industry. The business environment that influenced our financial performance during the first quarter can be characterized as follows:

•	A healthy environment for equity issuance evidenced by our strongest first quarter performance for IPO listings since the beginning of 2000;

•	Continued growth of financing alternatives for both new and established companies;

•	Robust growth in equity trading volume in the U.S;

•	Intense competition among U.S. exchanges for both equity trading volume and listings;

•	Globalization of exchanges, customers and competitors extending the competitive horizon beyond the U.S.;

•	Customers’ demands for speed, capacity, and reliability require continuing investment in technology; and

•	Increasing competition for trading volume and data revenue due to the initial impact of system enhancements required by Regulation NMS.

Acquisition of LSE

We, through our wholly-owned subsidiary NAL, hold an investment in the LSE totaling approximately 29.6% of the issued ordinary share capital of the LSE. We acquired these shares from LSE shareholders in a series of purchases beginning in April 2006.

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

Because of these interrelationships, our management allocates resources, assesses performance and manages these businesses as two separate segments. See Note 13, “Segments,” to the condensed consolidated financial statements for further discussion.

Segment Operating Results

Of our total first quarter 2007 revenues of $562.0 million, 88.2% was from our Market Services segment and 11.8% was from our Issuer Services segment. Of our total first quarter 2006 revenues of $396.2 million, 85.1% was from our Market Services segment and 14.9% was from our Issuers Services segment.

The following table shows our total revenues by segment, cost of revenues and gross margin:

	Three Months Ended March 31,		Percentage Change
	2007	2006
	(in millions)
Market Services	$495.5	$337.1	47.0%
Issuer Services	66.4	58.9	12.7%
Other	0.1	0.2	(50.0)%

Total revenues	$562.0	$396.2	41.8%

Cost of revenues	(369.9)	(234.2)	57.9%

Gross margin	$192.1	$162.0	18.6%

MARKET SERVICES

The following table shows total revenues, cost of revenues and gross margin from Market Services:

	Three Months Ended March 31,		Percentage Change
	2007	2006
	(in millions)
Nasdaq Market Center:
Execution and trade reporting revenues(1)	$438.3	$286.1	53.2%
Access services revenues	16.7	12.3	35.8%
Tape fee revenue sharing	(6.5)	(5.3)	22.6%
Nasdaq General Revenue Sharing Program	—	(0.1)	#

Total Nasdaq Market Center revenues	448.5	293.0	53.1%
Cost of revenues
Liquidity rebates	(225.2)	(167.2)	34.7%
Brokerage, clearance and exchange fees(1)	(144.7)	(67.0)	#

Total cost of revenues	(369.9)	(234.2)	57.9%

Gross margin from Nasdaq Market Center	78.6	58.8	33.7%

Nasdaq Market Services Subscriptions:
Proprietary revenues(2)	19.8	7.7	#
Non-proprietary revenues(2)	32.1	44.4	(27.7)%
Nasdaq Revenue Sharing Programs	(3.1)	(2.9)	6.9%
UTP Plan revenue sharing	(9.6)	(13.7)	(29.9)%

Total Nasdaq Market Services Subscriptions revenues	39.2	35.5	10.4%
Other Market Services revenues	7.8	8.6	(9.3)%

Gross margin from Market Services	$125.6	$102.9	22.1%

#	Denotes a variance equal to or greater than 100.0%.
(1)

Includes Section 31 fees of $98.5 million in the first quarter of 2007 and $24.3 million in the first quarter of 2006. The increase in the first quarter 2007 is primarily due to fees collected as a result of Nasdaq’s operation as a national securities exchange.

(2)

In the third quarter of 2006, Nasdaq began reporting Nasdaq Market Services Subscriptions revenues as proprietary and non-proprietary revenues. Prior to the third quarter of 2006, Nasdaq reported revenues from both proprietary and non-proprietary products as Nasdaq Market Services Subscriptions revenues. Revenues from non-proprietary products are eligible UTP Plan revenues which are shared among UTP Plan participants and include revenues from trade reports and best priced quotations in our market, or Level 1. Prior to the second quarter of 2006, non-proprietary revenues also included NQDS. However, effective February 7, 2006, Nasdaq is no longer required to share revenues from NQDS thereby reducing non-proprietary revenues and the amount of revenue shared with UTP Plan participants. Proprietary revenues now include NQDS revenues as well as revenues from TotalView, our flagship market depth quote product and other proprietary services and data feed products.

Nasdaq Market Center

Execution and trade reporting revenues increased in the first quarter of 2007 compared with the first quarter of 2006. The increase was primarily due to increases in market share for NYSE- and Amex-listed securities as well as increases in average daily trading volume and fees collected as a result of Nasdaq’s operation as a national securities exchange. As discussed above, effective August 1, 2006, as a result of Nasdaq’s operation as a national securities exchange, additional Section 31 fees were recorded as execution and trade reporting revenues with a corresponding amount recorded as cost of revenues. Since the amount recorded in revenues is equal to the amount recorded in cost of revenues, there is no impact on Nasdaq’s gross margin. Section 31 fees were $98.5 million in the first quarter of 2007 and $24.3 million in the first quarter of 2006.

In February 2007, we announced new equities pricing to harmonize the trading of Nasdaq-listed and non-Nasdaq-listed securities into one pricing schedule. We also announced a pricing change, effective March 1, 2007, that lowered access and routing fees for high volume customers. As a result of these pricing changes, our non-Nasdaq-listed market share has increased which contributed to the increase in our execution and trade reporting revenues.

Access services revenues increased in the first quarter of 2007 compared with the first quarter of 2006 primarily due to increases in customer demand for network connectivity.

We share tape fee revenues from NYSE- and Amex-listed securities through The Nasdaq Market Center tape fee revenue sharing. We earn tape fee revenues from NYSE- and Amex-listed securities based upon both the percentage of trades reported to The Nasdaq Market Center for securities listed on these exchanges and the size of NYSE and Amex revenue sharing pools. The increase was primarily due to an increase in trade execution market share in both NYSE- and Amex-listed securities.

The Nasdaq Market Center shared revenues under the Nasdaq General Revenue Sharing Program through the second quarter of 2006. Under this discretionary program we shared operating revenue, which is interpreted to mean net revenue after expenses from all services that derive revenue, from member trading and trade reporting activity in Nasdaq-listed securities. The program was designed to provide an incentive for quoting market participants to send orders and report trades to The Nasdaq Market Center. Under a new program introduced in the third quarter of 2006, we have refocused the revenue sharing program to trades that are reported to The Trade Reporting Facility LLC, a wholly-owned subsidiary.

The Nasdaq Market Center liquidity rebates, in which we credit a portion of the per share execution charge to the market participant that provides the liquidity, increased in the first quarter of 2007 compared with the first quarter of 2006. The increase was primarily due to increases in trade execution market share for NYSE- and Amex-listed securities and increases in average daily trading volume. Also beginning February 2006, we began paying rebates on NYSE- and Amex-listed securities.

The increase in brokerage, clearance and exchange fees was primarily due to increases in trade execution market share for NYSE- and Amex-listed securities and additional Section 31 fees due to Nasdaq’s operations as a national securities exchange, as well as an increase in average daily trading volume. As noted above, effective August 1, 2006, as a result of Nasdaq’s operations as an exchange, additional Section 31 fees were recorded as execution and trade reporting revenues as well as a corresponding cost of revenues.

Nasdaq Market Services Subscriptions

Proprietary revenues increased in the first quarter of 2007 compared with the first quarter of 2006. The increase was primarily due to the classification change of NQDS revenues as non-proprietary to proprietary. As discussed above, effective February 7, 2006, Nasdaq is no longer required to share revenues from NQDS. Also contributing to the increase in the first quarter of 2007 was an increase in TotalView subscribers and distributors and related revenues.

Non-proprietary revenues decreased in the first quarter of 2007 compared with the first quarter of 2006 primarily due to the classification change of NQDS revenues as discussed above. Also contributing to the decline was an audit of data usage by a major market distributor in the first quarter of 2006 which increased first quarter 2006 revenues. Partially offsetting this decrease was an increase in the number of Level 1 professional and non-professional users.

We also share Market Services Subscriptions revenues under revenue sharing programs. Prior to the third quarter of 2006, we shared Nasdaq Market Services Subscriptions revenues under the Nasdaq General Revenue Sharing Program. Effective July 1, 2006, we changed the terms of this program and, under the new Nasdaq Data Revenue Sharing Program, now share 50.0% of the UTP data revenue earned from internal trades reported to us. The amount of Nasdaq Market Services Subscriptions revenues shared under Nasdaq’s revenue sharing programs increased slightly in the first quarter of 2007 compared with the first quarter of 2006 primarily due to changes in the amount shared under the programs.

Nasdaq also shares tape fee revenues for Nasdaq-listed securities through the UTP Plan. Under the revenue sharing provision of the UTP Plan, we are permitted to deduct costs associated with acting as the exclusive Securities Information Processor from the total amount of tape fees collected. After these costs are deducted from the tape fees, we distribute to the respective UTP Plan participants, including Nasdaq, their share of tape fees based on a combination of their respective trade volume and share volume. Our tape fee revenue sharing amount allocated to UTP Plan participants decreased in the first quarter of 2007 compared with the first quarter of 2006. The decrease in the amount Nasdaq shared with UTP participants was primarily due to Nasdaq no longer being required to share revenues from NQDS thereby reducing the amount of revenue shared with UTP Plan participants.

Other Market Services

Other Market Services revenues decreased in the first quarter of 2007 compared with the first quarter of 2006 primarily due to a decrease in testing fee revenues that occurred when Nasdaq became operational as an exchange in Nasdaq-listed securities in August 2006.

ISSUER SERVICES

The following table shows the revenues from our Issuer Services segment:

	Three Months Ended March 31,		Percentage Change
	2007	2006
	(in millions)
Issuer Services:
Corporate Client Group	$57.5	$48.7	18.1%
Nasdaq Financial Products	8.9	10.2	(12.7)%

Total Issuer Services revenues	$66.4	$58.9	12.7%

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

	Three Months Ended March 31,
	2007		2006		Percentage Change
	As Reported	Billed Basis	As Reported	Billed Basis	As Reported	Billed Basis
	(in millions)
Annual renewal fees	$30.7	$30.7	$25.8	$25.8	19.0%	19.0%
Listing of additional shares fees	9.7	18.1	8.9	14.3	9.0%	26.6%
Initial listing fees	5.4	5.9	6.4	5.6	(15.6)%	5.4%
Corporate Client services	11.7	11.7	7.6	7.6	53.9%	53.9%

Total Corporate Client Group revenues	$57.5	$66.4	$48.7	$53.3	18.1%	24.6%

Corporate Client Group revenues are primarily derived from fees for annual renewals, listing of additional shares and initial listings for companies listed on The Nasdaq Stock Market and from Corporate Client services. Fees are generally calculated based upon total shares outstanding for the issuing company. These fees are initially deferred and amortized over the estimated periods for which the services are provided. Revenues from annual renewal fees are amortized on a pro-rata basis over the calendar year and initial listing fees and listing of additional shares fees are amortized over six and four years, respectively. The difference between the as reported revenues and the billed basis revenues is due to the amortization of fees in accordance with GAAP. See Note 5, “Deferred Revenue,” to the condensed consolidated financial statements for further discussion. Corporate Client services revenues include revenues from Carpenter Moore, Shareholder.com beginning February 1, 2006 and PrimeNewswire beginning September 1, 2006 and other sources for all periods presented.

Annual renewal fees on both an as reported and billed basis increased in the first quarter 2007 compared with the first quarter of 2006. The number of companies listed on The Nasdaq Stock Market on January 1, 2007 was 3,193, compared to 3,208 on January 1, 2006, the date on which listed companies are billed their annual fees. The decrease in the number of listed companies was due to 303 delistings by Nasdaq during 2006, partially offset by 285 new listings during 2006. The number of listed companies as of January 1, 2007 also includes separately listed ETFs. Offsetting the decrease in the number of listed companies was an annual renewal fee increase effective January 1, 2007.

Listing of additional shares fees on both an as reported and billed basis increased in the first quarter of 2007 compared with the first quarter of 2006. The as reported basis increased primarily due to amortization of fees. The billed basis increase was primarily due to a fee increase.

Initial listing fees, on an as reported basis, decreased and on a billed basis, increased in the first quarter of 2007 compared with the first quarter of 2006. The fees on an as reported basis decreased primarily due to amortization of fees. The fees on a billed basis increased as there were 73 new listings, including 37 new initial public offerings, during the first quarter of 2007 compared with 60 new listings, including 30 new initial public offerings, during the first quarter of 2006.

Corporate Client services revenues on both an as reported and billed basis increased in the first quarter of 2007 compared with the first quarter of 2006 primarily due to revenues generated from recent acquisitions.

Nasdaq Financial Products

The following table shows revenues from Nasdaq Financial Products:

	Three Months Ended March 31,		Percentage Change
	2007	2006
	(in millions)
Licensing revenues	$7.3	$9.0	(18.9)%
Other revenues	1.6	1.2	33.3%

Total Nasdaq Financial Products revenues	$8.9	$10.2	(12.7)%

Licensing revenues decreased in the first quarter of 2007 compared with the first quarter of 2006. The decrease was primarily due to a decline in licensing fees associated with options traded on ETFs based on Nasdaq indexes. Recent court decisions have impacted our ability to collect licensing revenues for options on ETFs that track our indexes (such as QQQ). Partially offsetting the decrease in the first quarter of 2007 was higher volume activity for both derivative and third party products as well as increases in third party assets under management. In addition, in October 2006, we announced an agreement with PowerShares, to transfer the sponsorship functions including sales, marketing and administration of our QQQ, EQQQ and BLDRs ETFs. The transfer of the QQQ and BLDRs ETFs to PowerShares closed on March 21, 2007. The EQQQ is scheduled to transfer to PowerShares during the second half of 2007. Nasdaq has maintained its status as licensor of the QQQ ETF and continues to receive license fees from this ETF as it is benchmarked against the Nasdaq-100 Index. Nasdaq will also maintain its status as licensor of the EQQQ when the sponsorship is transferred to PowerShares. This transfer expands the distribution channels for the funds and brings greater investor access to these products. As a result, the amount of licensing revenues may increase in the future. In addition, Nasdaq subsequently increased the license fee for these products which may also increase the amount of licensing revenues.

Other revenues increased in the first quarter of 2007 compared with the first quarter of 2006. The increase in other revenues was primarily due to an increase in the number of applications seeking Portal designation. Nasdaq Financial Products, through its Portal Market, facilitates the eligibility for clearing and settlement services at Depository Trust and Clearing Corporation of Portal/Rule 144A securities.

Operating Expenses

Direct Expenses

The following table shows our direct expenses:

	Three Months Ended March 31,		Percentage Change
	2007	2006
	(in millions)
Compensation and benefits	$44.3	$48.9	(9.4)%
Marketing and advertising	4.9	5.0	(2.0)%
Depreciation and amortization	9.8	24.5	(60.0)%
Professional and contract services	8.4	8.9	(5.6)%
Computer operations and data communications	8.2	10.0	(18.0)%
Provision for bad debts	3.5	—	#
Occupancy	8.9	8.0	11.3%
Regulatory	6.7	—	#
General, administrative and other	16.0	6.8	#

Total direct expenses	$110.7	$112.1	(1.2)%

#	Denotes a variance greater than 100.0%.

Compensation and benefits expense decreased in the first quarter of 2007 compared with the first quarter of 2006 primarily due to a curtailment gain of $6.5 million as a result of the Pension Plan and SERP freeze. See Note 7, “Employee Benefits,” to the condensed consolidated financial statements for further discussion. Partially offsetting the decrease were additional compensation costs due to our recent acquisitions. Headcount decreased from 904 employees at December 31, 2006 to 885 employees at March 31, 2007, primarily due to our continued reduction in force initiative.

Depreciation and amortization expense decreased in the first quarter of 2007 compared with the first quarter of 2006 primarily due to the retirement of certain equipment which was fully amortized in December 2006 related to the migration of all trading to a single platform. These decreases were partially offset by intangible amortization expense on identifiable intangible assets acquired in our recent acquisitions.

Computer operations and data communications expense decreased in the first quarter of 2007 compared with the first quarter of 2006 primarily due to lower costs associated with hardware leased equipment. The contract for this equipment was cancelled and charged to expense in the fourth quarter of 2006. The decrease is also due to lower costs associated with a reduced number of communication lines.

Provision for bad debts increased in the first quarter of 2007 compared with the first quarter of 2006 primarily due to an increase in past due account balances as well as inactive customer accounts within the Issuer Services segment.

Occupancy expense increased in the first quarter of 2007 compared with the first quarter of 2006 primarily due to additional costs from our recent acquisitions partially offset by lower rental expense due to action taken in prior years related to our real estate consolidation plans.

Regulatory expense was $6.7 million for the first quarter of 2007. Since we sought to preserve a regulatory separation upon operation as a national securities exchange, NASD Regulation, Inc., or NASDR, a wholly-owned subsidiary of NASD, continues to provide regulatory services to the Exchange, including the regulation of trading activity on The Nasdaq Stock Market and surveillance and investigative functions. The regulation charge from NASDR of $8.1 million for the first quarter of 2006 was included in Support Costs From Related Parties, net. See below for further discussion. The decrease was primarily due to a reduction in surveillance and other regulatory charges by NASD and an adjustment of the allocation of its costs between members and market matters.

General, administrative and other expense increased in the first quarter of 2007 compared with the first quarter of 2006 primarily due to a $10.6 million charge related to a clearing contract. Our single trading platform includes functionality that enabled us to discontinue the use of services previously provided under the contract.

Support Costs From Related Parties, net

Support costs from related parties, net were $8.1 million in the first quarter of 2006. After December 20, 2006, since NASD is no longer a related party, the regulatory expense is now shown as part of direct expenses. See Regulatory expense under “Direct Expenses” above for further discussion.

Net Interest Expense

Net interest expense was $18.0 million in the first quarter of 2007 compared with $11.9 million in the first quarter of 2006. The increase was primarily due to additional interest expense on debt resulting from the purchase of LSE shares. The net increase in expense was partially offset by higher interest income due to higher cash balances and higher interest rates.

Loss on Foreign Currency Option Contracts

In order to hedge the foreign currency exposure on our acquisition bid for the LSE, we purchased foreign currency option contracts at the time of the bid, which was the fourth quarter of 2006. The fair value of these contracts at December 31, 2006 was $71.7 million and the unrealized gain for the quarter ended December 31, 2006 was $48.4 million. In conjunction with the lapse of our final offers for the LSE, we traded out of these foreign exchange contracts in February 2007. Due to the improved exchange rate of the dollar when compared to the pound sterling, we recorded a mark to market loss of approximately $7.8 million on these foreign currency option contracts in first quarter 2007 results. The cumulative realized pre-tax gain on the foreign currency option contracts is approximately $40.6 million. These contracts were cash settled for $63.9 million. See Note 10, “Fair Value of Financial Instruments,” for further discussion.

Strategic Initiative Costs

In connection with our strategic initiatives related to the LSE, including our acquisition bid, we incurred costs of approximately $24.9 million. These costs, such as legal and advisory, were included in other current assets in the Consolidated Balance Sheet at December 31, 2006. In conjunction with the lapse of our final offers for the LSE in February 2007, these costs were charged to expense during the first quarter of 2007.

Minority Interest

Minority interest was $0.1 million in the first quarter of 2007 and the first quarter of 2006. We began recording minority interest for Reuters’ minority investment in the Independent Research Network, a joint venture created to help public companies obtain independent analyst coverage, beginning in the third quarter of 2005.

Income Taxes

Our income tax provision was $12.5 million in the first quarter of 2007 compared with $12.0 million in the first quarter of 2006, an increase of 4.2%. The overall effective tax rate was 40.6% in the first quarter of 2007 and 40.0% in the first quarter of 2006. The higher effective tax rate in 2007 is primarily due to an increase in state tax liabilities.

The effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of earnings and losses. These same and other factors, including history of pre-tax earnings and losses, are taken into account in assessing the ability to realize deferred tax assets.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” or FIN 48, on January 1, 2007. As a result of the implementation of FIN 48, we recognized a $1.0 million increase to reserves for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings in the condensed consolidated balance sheet. At the adoption date of January 1, 2007, we had $9.2 million of unrecognized tax benefits of which $7.9 million would affect our effective tax rate if recognized.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had $1.8 million accrued for interest, net of tax effect on January 1, 2007. There was no accrual for penalties on January 1, 2007.

Nasdaq and its eligible subsidiaries file a consolidated U.S. federal income tax return and applicable state and local income tax returns. Federal income tax returns for years 2000-2005 are currently under examination by the Internal Revenue Service. Several state tax returns are currently under examination by the respective tax authorities for years 1996-2002 and we remain subject to state audits for years 2003-2006. We expect to conclude several audits during 2007. The final outcome of such audits cannot yet be determined, however it is expected that adjustments to unrecognized benefits, if any, would be favorable. We anticipate that the adjustments would not have a material impact to our consolidated financial position or results of operations.

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

Principal factors that could affect the availability of our internally-generated funds include:

•	deterioration of our revenues in either of our business segments;

•	changes in our working capital requirements; and

•	an increase in our expenses.

Principal factors that could affect our ability to obtain cash from external sources include:

•	financial covenants contained in our Credit Facilities that limit our total borrowing capacity;

•	increases in interest rates applicable to our floating rate term debt;

•	credit rating downgrades, which could limit our access to additional debt;

•	a decrease in the market price of our common stock; and

•	volatility in the public equity markets.

The following sections discuss the effects of changes in our cash flows, capital requirements and other commitments on our liquidity and capital resources.

Cash and Cash Equivalents and Investments and Changes in Cash Flows

The following tables summarize our cash and cash equivalents and investments and changes in cash flows:

	March 31, 2007	December 31, 2006	Percentage Change
	(in millions)
Cash and cash equivalents	$493.2	$322.0	53.2%
Available-for-sale investments, at fair value	1,531.8	1,628.2	(5.9)%

Total	$2,025.0	$1,950.2	3.8%

	Three Months Ended March 31,
	2007	2006	Percentage Change
	(in millions)
Cash provided by operating activities	$78.0	$53.7	45.3%
Cash provided by (used in) investing activities	91.7	(80.5)	#
Cash provided by financing activities	1.6	236.4	#

#	Denotes a variance greater than 100.0%.

Cash and cash equivalents and available-for-sale investments. Cash and cash equivalents and available-for-sale investments increased from December 2006 primarily as a result of the receipt of cash from trading out of the foreign exchange contracts in February 2007, the receipt of an ordinary dividend from the LSE in the first quarter of 2007 and positive cash flow.

Changes in Cash Flows

Cash provided by operating activities. The following items impacted our cash provided by operating activities for the quarter ended March 31, 2007:

•	Net income of $18.3 million.

•

Non-cash charges of approximately $28.8 million, comprised primarily of strategic initiative costs of $24.9 million, a clearing contract charge of $10.6 million, a loss on foreign currency option contracts of $7.8 million, and depreciation and amortization of $9.8 million, partially offset by deferred taxes, net of $31.0 million.

•	Increase in deferred revenue of $111.1 million mainly due to Corporate Client Group’s annual billings.

•

An increase in accounts payable and accrued expenses of $32.4 million, offset by an increase in receivables, net of $67.4 million. Accounts payable and accrued expenses increased mainly due to the recording of additional Section 31 fees in connection with NASDAQ’s operations as an exchange as well as the recording of additional rebates payable as a result of increases in share volume. Receivables, net increased also due to the recording of additional Section 31 fees and Corporate Client Group’s annual billings.

•

Decrease in accrued personnel costs of $30.3 million primarily due to payment of the 2006 employee incentive compensation in February 2007, partially offset by the 2007 accrual for employee incentive compensation.

During quarter ended March 31, 2006, the following items impacted our cash provided by operating activities:

•	Net income of $18.0 million.

•

Non-cash charges of approximately $9.5 million, comprised primarily of depreciation and amortization of $24.5 million partially offset by income tax benefit related to share-based compensation of $15.3 million.

•

Decrease in other operating liabilities of $48.7 million, mainly due to decreases in accrued personnel costs, other accrued liabilities and payables to related parties, due to timing of payments. Partially offsetting the decrease in operating liabilities was an increase in receivables, net of $12.1 million primarily due to acquisitions, partially offset by collections.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, accounts receivable collections, share-based compensation and the timing and amount of other payments that we make.

Cash provided by (used in) investing activities. The increase in cash provided by (used in) investing activities in the first quarter of 2007 compared with the first quarter of 2006 is primarily attributable to purchases of available-for-sale investments of $262.4 million and the acquisition of Shareholder.com of $38.1 million both in the first quarter of 2006, partially offset by proceeds from redemptions of available-for-sale investments of $195.7 million also in the first quarter of 2006. In addition, in the first quarter of 2007, in conjunction with the lapse of our final offers for the LSE in February 2007, we traded out of foreign currency option contracts which were purchased at the time of the commencement of our bid. These contracts were cash settled for $63.9 million which increased our cash provided by investing activities in the first quarter of 2007.

Cash provided by financing activities. Cash provided by financing activities decreased in the first quarter of 2007 compared with the first quarter of 2006 primarily because of net proceeds from our equity offerings in the first quarter of 2006, partially offset by funds used for payment of our Series C Cumulative preferred stock.

Capital Resources and Working Capital

Working capital (calculated as current assets less current liabilities) was $1.8 billion at March 31, 2007, compared with $1.9 billion at December 31, 2006, a decrease of $0.1 billion.

We have historically been able to generate sufficient funds from operations to meet working capital requirements. At March 31, 2007, except for the un-drawn $75.0 million revolving credit facility obtained in connection with the Credit Facilities, we did not have any lines of credit.

At March 31, 2007, none of our lenders were affiliated with Nasdaq, except to the extent, if any, that H&F and SLP would be deemed affiliates of Nasdaq due to their ownership of the $240 million convertible notes and $201.4 million of the $205 million convertible notes and associated warrants.

Broker Dealer Net Capital Requirements

Our broker-dealer subsidiaries, Nasdaq Execution Services, LLC and NASDAQ Options Services, LLC are subject to regulatory requirements intended to ensure their general financial soundness and liquidity, which require that they comply with minimum capital requirements. At March 31, 2007, Nasdaq Execution Services was required to maintain minimum net capital of $0.3 million and had total net capital of approximately $24.8 million or $24.5 million in excess of the minimum amount required. At March 31, 2007, NASDAQ Options Services was also required to maintain minimum net capital of $0.3 million and had total net capital of approximately $1.6 million or $1.3 million in excess of the minimum amount required.

Credit Facilities

In the second quarter of 2006, we entered into credit facilities to finance the purchase of the LSE shares. At March 31, 2007, total debt obligations outstanding under the Credit Facilities were $1.1 billion. We also have a $75.0 million revolving credit facility still available to drawdown under the Credit Facilities.

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

Investments

We maintain an investment portfolio of various holdings, types, and maturities. See Note 4, “Investments,” to the condensed consolidated financial statements for further discussion. These securities are classified as available-for-sale and are recorded in the Condensed Consolidated Balance Sheets at fair value with unrealized gains or losses, including foreign currency fluctuations, reported as a separate component of accumulated other comprehensive income, net of tax where applicable.

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

We regularly monitor and evaluate the realizable value of our investment security portfolio. When assessing securities for other-than-temporary declines in value, we consider such factors as, among other things, the duration for which the market value had been less than cost, any news that has been released specific to the investee, analyst coverage and the outlook for the overall industry in which the investee operates. For equity securities we also consider the performance of the investee’s stock price in relation to industry indexes and review the investee’s credit profile. There were no impairment charges recorded on our investments during the three months ended March 31, 2007 and 2006.

As of March 31, 2007, there were no hedges on our investments. However we periodically re-evaluate our hedging policies and may choose to enter into future transactions. Nasdaq does not currently hedge any variable interest rates on these securities.

Fixed Income Securities

As of March 31, 2007, our fixed income securities have an average duration of 0.04 years. Our primary investment objective for fixed income securities is to preserve principal while maximizing yields, without significantly increasing risk. These securities are subject to interest rate risk and their fair values may fluctuate with changes in interest rates. However, management does not believe that a 100 basis point fluctuation in market interest rates will have a material effect on the carrying value of our fixed income securities at March 31, 2007.

Investment in the LSE

As of March 31, 2007, we own approximately 29.6% of the issued share capital of the LSE. The cost of this investment is approximately GBP 736.5 million, or $1,334.8 million. This investment is accounted for under SFAS 115 with any unrealized gains or losses, including foreign currency fluctuations, recorded as a separate component of accumulated other comprehensive income, net of tax until sold or redeemed.

The fair market value of our investment in the LSE is subject to market price volatility. As of March 31, 2007 the gross unrealized gain on our investment in the LSE was approximately $175.8 million which includes foreign currency gains.

We had purchased foreign currency option contracts in order to hedge the foreign exchange exposure on our acquisition bid for the LSE. This position was marked-to-market at each reporting period resulting in gains and losses, which are included in net income. As of December 31, 2006, the gain recorded in the Consolidated Statements of Income was $48.4 million. In conjunction with the lapse of our final offers for the LSE, we traded out of these foreign exchange contracts in February 2007. Due to the improving exchange rate of the dollar when compared to the pound sterling, we recorded a mark to market loss of approximately $7.8 million on these foreign currency option contracts in first quarter 2007 results. The cumulative realized pre-tax gain on the foreign currency option contracts is approximately $40.6 million. See Note 10, “Fair Value of Financial Instruments,” to the condensed consolidated financial statements for further discussion.

Debt Obligations

At March 31, 2007, both our $205 million and $240 million convertible notes specify fixed interest rates until October 22, 2012. However, our Credit Facilities specify floating interest rates until maturity in April 2012 and are therefore subject to interest rate risk. Management does not believe that a 100 basis point fluctuation in market interest rates will have a material effect on the carrying value of our outstanding floating rate debt obligations at March 31, 2007. However, due to the stock appreciation on the convertible option feature from $14.50 at the time of issuance to $29.41 at March 31, 2007, the fair value of Nasdaq’s convertible notes exceeds its carrying value.

As of March 31, 2007, Nasdaq does not currently hedge any variable interest rates on our debt obligations. However we periodically reevaluate our hedging policies and may choose to enter into future transactions.

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

System trades in Nasdaq-listed securities, NYSE-listed securities and those routed to other market centers for Exchange members are cleared by Nasdaq Execution Services, as a member of the National Securities Clearing Corporation, or NSCC.

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

We are not currently a party to any litigation that we believe could have a material adverse effect on our business, consolidated financial condition, or operating results. However, from time to time, we have been threatened with, or named as a defendant in, lawsuits or involved in regulatory proceedings.

Item 1A.	Risk Factors

Please refer to our most recent Form 10-K to read about the material risks we face.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

The exhibits required by this item are listed on the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE NASDAQ STOCK MARKET, INC.
(Registrant)

Date: May 9, 2007	By:	/s/ ROBERT GREIFELD
	Name:	Robert Greifeld
	Title:	President and Chief Executive Officer

Date: May 9, 2007	By:	/s/ DAVID P. WARREN
	Name:	David P. Warren
	Title:	Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number
11	Statement regarding computation of per share earnings (incorporated herein by reference from Note 9 to the condensed consolidated financial statements under Part I, Item 1 of this Form 10-Q).

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.