Form 10-Q
period 2007-06-30
NASDAQ STOCK MARKET INC
filed 2007-08-01
CIK 1120193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 24, 2007
Common Stock, $.01 par value per share	113,028,419 shares

The Nasdaq Stock Market, Inc.

Form 10-Q

For the Quarterly Period Ended June 30, 2007

About This Form 10-Q

Unless otherwise noted, in this Form 10-Q, the terms “Nasdaq,” “we,” “us” and “our” refer to The Nasdaq Stock Market, Inc. and its wholly-owned subsidiaries. The terms the “Exchange” and “The Nasdaq Stock Market” refer to The NASDAQ Stock Market LLC and its wholly-owned subsidiaries.

This Quarterly Report on Form 10-Q includes market share and industry data that we obtained from industry publications and surveys, reports of governmental agencies and internal company surveys. Industry publications and surveys generally state that the information they contain has been obtained from sources believed to be reliable, but we cannot assure you that this information is accurate or complete. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Statements as to our market position are based on the most currently available market data. For market comparison purposes, data in this Quarterly Report on Form 10-Q for initial public offerings, or IPOs, is based on data provided by Thomson Financial, which does not include best efforts underwritings, and we have chosen to exclude closed-end funds; therefore, the data may not be comparable to other publicly-available initial public offering data. Data in this Quarterly Report on Form 10-Q for secondary offerings is also based on data provided by Thomson Financial. Data in this Quarterly Report on Form 10-Q for new listings of equity securities on The Nasdaq Stock Market is based on data generated internally by us, which includes best efforts underwritings and issuers that switched from other listing venues, closed-end funds and exchange traded funds, or ETFs. IPOs, secondary offerings and new listings data is presented as of period end. While we are not aware of any misstatements regarding industry data presented herein, our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

•

the scope, nature or impact of the proposed combination with OMX AB (publ) a public company organized under the laws of Sweden, or OMX, and other acquisitions, dispositions, investments or other transactional activities;

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

Forward-looking statements involve risks and uncertainties. Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements include, among others, the following:

•	our operating results may be lower than expected;

•	loss of significant trading volume or listed companies;

•	our ability to implement our strategic initiatives and any consequences from our pursuit of our corporate strategy, including the proposed offer for the outstanding shares of OMX;

•	competition, economic, political and market conditions and fluctuations, including interest rate risk;

•	government and industry regulation; or

•	adverse changes that may occur in the securities markets generally.

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

ii

The Nasdaq Stock Market, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

The Nasdaq Stock Market, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues
Market Services	$487,390	$347,587	$982,883	$684,888
Issuer Services	70,742	63,380	137,093	122,258
Other	69	65	171	332

Total revenues	558,201	411,032	1,120,147	807,478
Cost of revenues
Liquidity rebates	(238,313)	(170,633)	(463,503)	(337,831)
Brokerage, clearance and exchange fees	(121,208)	(69,248)	(265,898)	(136,479)

Total cost of revenues	(359,521)	(239,881)	(729,401)	(474,310)

Revenues less liquidity rebates, brokerage, clearance and exchange fees	198,680	171,151	390,746	333,168

Operating Expenses
Compensation and benefits	49,704	48,018	93,977	96,886
Marketing and advertising	4,227	3,820	9,101	8,851
Depreciation and amortization	9,796	21,471	19,635	46,019
Professional and contract services	8,652	7,299	17,034	16,202
Computer operations and data communications	7,916	10,264	16,112	20,216
Provision for bad debts	(1,359)	1,843	2,130	1,892
Occupancy	8,975	8,208	17,840	16,185
Regulatory	7,112	—	13,835	—
General, administrative and other	4,721	24,793	20,781	31,555

Total direct expenses	99,744	125,716	210,445	237,806
Support costs from related parties, net	—	9,105	—	17,222

Total operating expenses	99,744	134,821	210,445	255,028

Operating income	98,936	36,330	180,301	78,140
Interest income	7,695	6,275	13,318	10,753
Interest expense	(23,586)	(24,406)	(47,054)	(40,850)
Loss on foreign currency option contracts	(1,668)	—	(9,509)	—
Dividend income	14,540	9,223	14,540	9,223
Strategic initiative costs	(1,584)	—	(26,511)	—
Minority interest	—	317	96	453

Income before income taxes	94,333	27,739	125,181	57,719
Income tax provision	38,205	11,095	50,736	23,087

Net income	$56,128	$16,644	$74,445	$34,632

Net income applicable to common stockholders:
Net income	$56,128	$16,644	$74,445	$34,632
Preferred stock:
Dividends declared	—	—	—	(359)
Accretion of preferred stock	—	—	—	(331)

Net income applicable to common stockholders	$56,128	$16,644	$74,445	$33,942

Basic and diluted earnings per share:
Basic	$0.50	$0.16	$0.66	$0.35

Diluted	$0.39	$0.13	$0.52	$0.28

See accompanying notes to condensed consolidated financial statements.

The Nasdaq Stock Market, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and par value amounts)

	June 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$574,998	$321,995
Available-for-sale investments, at fair value	1,694,984	1,628,209
Receivables, net	284,606	233,266
Deferred tax assets	18,039	11,098
Other current assets	40,085	117,978

Total current assets	2,612,712	2,312,546

Property and equipment, net	60,537	65,269
Non-current deferred tax assets	100,844	96,986
Goodwill	1,029,031	1,028,746
Intangible assets, net	189,794	199,619
Other assets	12,395	13,286

Total assets	$4,005,313	$3,716,452

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$124,309	$110,649
Section 31 fees payable to SEC	132,279	60,104
Accrued personnel costs	34,112	55,565
Deferred revenue	128,671	56,447
Other accrued liabilities	60,367	72,096
Deferred tax liabilities	131,869	94,993
Current portion of debt obligations	10,681	10,681

Total current liabilities	622,288	460,535
Debt obligations	1,487,795	1,492,947
Non-current deferred tax liabilities	95,342	115,791
Non-current deferred revenue	96,120	90,644
Other liabilities	100,796	99,084

Total liabilities	2,402,341	2,259,001
Minority interest	—	96

Stockholders’ equity
Common stock, $0.01 par value, 300,000,000 shares authorized, shares issued: 130,713,703 at June 30, 2007 and 130,708,873 at December 31, 2006; shares outstanding: 112,921,954 at June 30, 2007 and 112,317,987 at December 31, 2006	1,307	1,307
Additional paid-in capital	1,056,588	1,046,599
Common stock in treasury, at cost: 17,791,749 shares at June 30, 2007 and 18,390,886 shares at December 31, 2006	(231,871)	(239,752)
Accumulated other comprehensive income	190,507	136,204
Retained earnings	586,441	512,997

Total stockholders’ equity	1,602,972	1,457,355

Total liabilities, minority interest and stockholders’ equity	$4,005,313	$3,716,452

See accompanying notes to condensed consolidated financial statements.

The Nasdaq Stock Market, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2007	2006
Reconciliation of net income to cash provided by operating activities
Net income	$74,445	$34,632
Non-cash items included in net income:
Depreciation and amortization	19,635	46,019
Share-based compensation	7,564	5,444
Income tax benefit related to share-based compensation	(4,568)	(18,991)
Provision for bad debts	2,130	1,892
Loss on the early extinguishment and refinancing of debt obligations	—	20,884
Loss on foreign currency option contracts	9,509	—
Deferred taxes, net	(32,723)	(1,351)
Loss on the write-down of assets held-for-sale	—	5,407
Clearing contract charge	10,620	—
Strategic initiative costs	26,511	—
Other non-cash items included in net income	2,703	913
Net change in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	(48,806)	(3,561)
Other assets	(9,901)	(13,137)
Accounts payable and accrued expenses	6,078	(4,534)
Section 31 fees payable to SEC	72,175	—
Accrued personnel costs	(21,452)	(19,486)
Deferred revenue	77,700	66,091
Other accrued liabilities	(2,287)	(13,761)
Payables to related parties	—	(9,068)
Other liabilities	(9,036)	(1,910)

Cash provided by operating activities	180,297	95,483

Cash flows from investing activities
Proceeds from redemptions of available-for-sale investments	30,100	392,395
Purchases of available-for-sale investments, net of capital return from the LSE in 2006	(53,532)	(1,487,983)
Purchases of foreign currency option contracts	(12,988)	—
Settlement of foreign currency option contracts	63,900	—
Proceeds from maturities of available-for-sale investments	47,910	28,750
Acquisitions of businesses, net of cash and cash equivalents acquired	—	(38,060)
Purchases of property and equipment	(7,776)	(5,989)
Other	127	298

Cash provided by (used in) investing activities	67,741	(1,110,589)
Cash flows from financing activities
Proceeds from debt obligations	—	1,850,000
Payments of debt obligations	(5,341)	(1,418,204)
Net proceeds from equity offerings	—	972,719
Issuances of common stock, net of treasury stock purchases	5,738	20,239
Series C Cumulative preferred stock redemptions and dividends	—	(105,059)
Income tax benefit related to share-based compensation	4,568	18,991

Cash provided by financing activities	4,965	1,338,686
Increase in cash and cash equivalents	253,003	323,580

Cash and cash equivalents at beginning of period	321,995	165,237

Cash and cash equivalents at end of period	$574,998	$488,817

Supplemental Disclosure Cash Flow Information
Cash paid for:
Interest	$48,932	$26,373
Income taxes, net of refund	$62,118	$19,724

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

Prior to December 20, 2006 we were a subsidiary of National Association of Securities Dealers, Inc., or NASD. NASD maintained voting control over us through its ownership of one outstanding share of our Series D preferred stock and NASD consolidated our financial position and results of operations in its consolidated financial statements. In connection with the process of our becoming fully operational as a registered national securities exchange, we redeemed for $1.00 the one share of Series D preferred stock previously held by NASD. NASD achieved full divestiture of ownership of our common stock, with the sale of all of its remaining shares of our common stock in July 2006.

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

We have condensed or omitted footnotes or other financial information that is normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, but is not required for interim reports. Certain reclassifications have been made to prior year amounts to conform to the current year’s presentation.

Recent Accounting Pronouncement

We adopted the provisions of Financial Accounting Standards Board, or FASB, Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” or FIN 48, on January 1, 2007. As a result of the implementation of FIN 48, we recognized a $1.0 million increase to reserves for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings in the condensed consolidated balance sheet. For further discussion, see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Income Taxes.

2. Goodwill and Purchased Intangible Assets

Goodwill

The following table presents the changes in goodwill by business segment during the six months ended June 30, 2007:

	Market Services	Issuer Services	Total
	(in thousands)
Balance at December 31, 2006	$964,985	$63,761	$1,028,746
Purchase accounting adjustments	1,062	(777)	285

Balance at June 30, 2007	$966,047	$62,984	$1,029,031

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

Purchased Intangible Assets

The following table presents details of our total purchased intangible assets, both finite and indefinite lived:

	June 30, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
	(in thousands)
Technology	$28,659	$(19,353)	$9,306	$28,659	$(18,108)	$10,551
Customer relationships	205,500	(28,834)	176,666	205,500	(20,972)	184,528
Other(1)	5,640	(1,818)	3,822	5,640	(1,100)	4,540

Total	$239,799	$(50,005)	$189,794	$239,799	$(40,180)	$199,619

(1)	Includes a $2.4 million trade name which we determined to have an indefinite estimated useful life.

Amortization expense for purchased intangible assets was $4.9 million for the three months ended June 30, 2007 and $9.8 million for the six months ended June 30, 2007 compared to $9.2 million for the three months ended June 30, 2006 and $18.4 million for the six months ended June 30, 2006. The decrease in expense in 2007 is primarily due to a change in the estimated useful life of technology assets in December 2005 as a result of our acquisition of INET and migration to a single trading platform. These assets were fully amortized in the third quarter of 2006.

The estimated amortization expense of purchased intangible assets, assuming no change in depreciable life, as of June 30, 2007 is as follows:

(in thousands)
2007	$9,736
2008	19,383
2009	19,341
2010	19,050
2011	16,818
2012 and thereafter	103,066

Total	$187,394

3. Cost Reduction Program and INET Integration

We incurred charges of approximately $2.0 million in the second quarter of 2007 and $4.1 million in the six months ended June 30, 2007 in connection with actions we took to improve our operational efficiency as well as to integrate INET. We incurred similar charges of approximately $17.9 million in the second quarter of 2006 and $31.5 million in the six months ended June 30, 2006. Charges associated with our cost reduction program have ceased during the second quarter of 2007. Charges associated with our integration of INET ceased during the first quarter of 2007. The following table summarizes these charges which are included in the Condensed Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions)		(in millions)
Real estate consolidation	$—	$5.4	$—	$5.4
Reductions in force	1.1	2.6	2.5	4.3
Technology migration	0.9	9.9	1.6	21.8

Total cost reduction charges	$2.0	$17.9	$4.1	$31.5

Real Estate Consolidation

In connection with our review of our owned and leased real estate which began in 2003, we have consolidated staff into fewer locations and have saved significant costs. As part of our real estate consolidation plans, in the second quarter of 2006, we decided to sell our building and related assets located at 80 Merritt Boulevard, Trumbull, Connecticut. As a result of this decision, the carrying value of the building and related assets was adjusted to its fair market less costs to sell amounting to

$30.8 million, which was determined based on a quoted market price from an independent third party. This resulted in a $5.4 million charge recorded in the second quarter of 2006 which is included in general, administrative and other expense in the Condensed Consolidated Statements of Income. In July 2006, we completed the sale of this building and related assets for approximately $30.3 million and an additional $0.5 million charge was recorded in the third quarter of 2006 for a total charge of $5.9 million. There were no charges related to real estate consolidation in 2007.

Reductions in Force

We eliminated 15 positions in the second quarter of 2007 and 42 positions in the second quarter of 2006 and recorded charges of $1.1 million in the second quarter of 2007 and $2.6 million in the second quarter of 2006 for severance and outplacement costs. We eliminated 35 positions in the six months ended June 30, 2007 and 64 positions in the six months ended June 30, 2006 and recorded charges of $2.5 million in the six months ended June 30, 2007 and $4.3 million in the six months ended June 30, 2006 for similar costs. These charges were included in compensation and benefits expense in the Condensed Consolidated Statements of Income. We paid approximately $1.3 million during the second quarter of 2007 and $1.6 million during the second quarter of 2006 and $2.8 million during the six months ended June 30, 2007 and $2.7 million during the six months ended June 30, 2006 for these severance and outplacement costs. We expect to pay the remainder of the severance and outplacement costs relating to these reductions in force totaling $2.2 million through the second quarter of 2008.

Technology Migration

As a result of a continued review of our technology infrastructure, we previously shortened in 2005 the estimated useful life of certain assets and changed the lease terms on certain operating leases associated with our quoting platform and our trading and quoting network, which resulted in incremental depreciation and amortization expense. The INET integration, which is now complete, accelerated our migration to a low-cost trading platform. As a result, the charges associated with these assets were $0.9 million for the second quarter of 2007 and $1.6 million in the six months ended June 30, 2007 and the majority of the charges were included in depreciation and amortization expense in the Condensed Consolidated Statements of Income. The charges associated with these assets for the second quarter of 2006 were $9.9 million and $21.8 million in the six months ended June 30, 2006 and the majority of these charges were included in depreciation and amortization expense in the Condensed Consolidated Statements of Income.

4. Investments

The following tables summarize investments classified as available-for-sale that are carried at fair market value in the Condensed Consolidated Balance Sheets:

June 30, 2007	Cost	Gross Unrealized Gains (Losses)	Estimated Fair Market Value
	(in thousands)
U.S. treasury securities and obligations of U.S. government agencies	$4,000	$(5)	$3,995
Corporate bonds	23,300	—	23,300

Total available-for-sale debt securities	27,300	(5)	27,295
Investment in the London Stock Exchange Group plc, or the LSE	1,334,846	332,843 (1)	1,667,689

Total	$1,362,146	$332,838	$1,694,984

(1)	Amount includes foreign currency gains.

At June 30, 2007, all available-for-sale debt securities are due within one year.

December 31, 2006	Cost	Gross Unrealized Gains (Losses)	Estimated Fair Market Value
	(in thousands)
U.S. treasury securities and obligations of U.S. government agencies	$17,700	$(73)	$17,627
Corporate bonds	27,819	(58)	27,761
Other securities	6,391	(6)	6,385

Total available-for-sale debt securities	51,910	(137)	51,773
Investment in the LSE	1,334,846	241,590 (1)	1,576,436

Total	$1,386,756	$241,453	$1,628,209

(1)	Amount includes foreign currency gains.

At December 31, 2006, all available-for-sale debt securities are due within one year.

Investment in the LSE

We currently have a 30.5% ownership investment in the LSE as of June 30, 2007. In accordance with FIN 35, “Criteria for Applying the Equity Method of Accounting for Investments in Common Stock an interpretation of APB Opinion 18,” or FIN 35, and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” or APB 18, an investment (direct or indirect) of 20%, such as ours in the LSE, generally leads to a presumption that an investor has the ability to exercise significant influence over an investee, requiring the investment to be accounted for under the equity method of accounting. We concluded that we are not able to exercise significant influence over the operational and financial policies of the LSE pursuant to paragraph 4d of FIN 35. The equity method of accounting for our investment in the LSE would require the LSE to routinely provide us with certain non-public information and information not available to its other shareholders, in order to convert LSE’s results to U.S. GAAP and prepare a full purchase price allocation as required under APB 18. This information is still not available to us. Therefore, we have concluded that we do not exert significant influence over the LSE pursuant to APB 18. Thus we have accounted for our investment in the LSE in accordance with Statement of Financial Accounting Standards, or SFAS, No. 115 “Accounting for Certain Investments in Debt and Equity Securities,” or SFAS 115, and include our LSE shares in available-for-sale investments, at fair value in the Condensed Consolidated Balance Sheets. Unrealized gains and losses, including foreign currency gains/losses, are included in accumulated other comprehensive income in the Condensed Consolidated Balance Sheets until the sale or redemption of the shares.

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

Nasdaq considers our investment in the LSE to be a current asset since the common stock of the LSE is listed on its own exchange and its fair value is readily determinable in accordance with paragraph 3B of SFAS 115. Nasdaq continues to have the ability and option to sell this investment in the ordinary course of business either in whole or in part. The ability to sell this investment represents a liquid portion of our capital which would constitute a margin for meeting obligations within the ordinary operating cycle of the business as stated in the definition of working capital in Chapter 3A of ARB 43, “Restatement and Revision of Accounting Research Bulletins”. In addition, since the investment can be sold making the cash available for current operations, Nasdaq believes this investment also meets the definition of a current asset as defined in Chapter 3A of ARB 43.

As of March 31, 2007, we incurred costs of approximately $24.9 million in connection with our strategic initiatives related to the LSE, including our acquisition bid. These costs, including legal and advisory fees, were included in other current assets in the Consolidated Balance Sheet at December 31, 2006. In conjunction with the lapse of our final offers for the LSE in February 2007, these costs were charged to expense during the first quarter of 2007 and are included in strategic initiative costs in the Condensed Consolidated Statements of Income. During the second quarter of 2007, we incurred similar costs of $1.6 million for a total charge of $26.5 million as of June 30, 2007.

5. Deferred Revenue

Our deferred revenue at June 30, 2007 is primarily related to Corporate Client Group fees and will be recognized in the following years:

	Initial Listing Fees	Listing of Additional Shares	Annual and Other	Total
	(in thousands)
Fiscal year ended:
2007	$10,862	$19,601	$70,765	$101,228
2008	19,557	30,669	230	50,456
2009	16,221	19,845	—	36,066
2010	12,469	10,273	—	22,742
2011 and thereafter	12,815	1,484	—	14,299

	$71,924	$81,872	$70,995	$224,791

Our deferred revenue for the six months ended June 30, 2007 and 2006 is reflected in the following tables. The additions primarily reflect Corporate Client Group revenues from listing fees charged during the period while the amortization primarily reflects Corporate Client Group revenues from listing fees recognized during the respective period.

	Initial Listing Fees	Listing of Additional Shares	Annual and Other	Total
	(in thousands)
Balance at January 1, 2007	$71,054	$73,829	$2,208	$147,091
Additions	11,774	27,879	142,790	182,443
Amortization	(10,904)	(19,836)	(74,003)	(104,743)

Balance at June 30, 2007	$71,924	$81,872	$70,995	$224,791

Balance at January 1, 2006	$69,678	$74,766	$1,168	$145,612
Additions	12,388	26,709	121,817	160,914
Amortization	(12,325)	(18,090)	(62,624)	(93,039)

Balance at June 30, 2006	$69,741	$83,385	$60,361	$213,487

6. Debt Obligations

The following table presents the changes in our debt obligations during the six months ended June 30, 2007:

	December 31, 2006	Payments and Accretion	June 30, 2007
	(in thousands)
3.75% convertible notes due October 22, 2012 (net of premium and discount)	$442,805	$189	$442,994
$825.0 million senior credit agreement due April 18, 2012, with a letter of credit subfacility and swingline loan facility limited to $400.0 million (average interest rate of 7.07% at June 30, 2007)	726,450	(3,656)	722,794
$434.8 million secured term loan credit agreement due April 18, 2012 (average interest rate of 7.07% at June 30, 2007)	334,373	(1,685)	332,688

Total debt obligations	1,503,628	(5,152)	1,498,476
Less current portion	(10,681)	—	(10,681)

Total long-term debt obligations	$1,492,947	$(5,152)	$1,487,795

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

On an as-converted basis at June 30, 2007, H&F owned an approximate 17.9% equity interest in us as a result of its ownership of the $240.0 million convertible notes, $60.0 million of the $205.0 million convertible notes, 3,400,000 shares underlying warrants and 500,000 shares of common stock purchased from us in a separate transaction. On an as-converted basis at June 30, 2007, SLP owned an approximate 9.1% equity interest in us as a result of its ownership of $141.4 million of the $205.0 million convertible notes and 1,523,325 shares underlying warrants.

Credit Facilities

Under the $825.0 million senior credit agreement and the $434.8 million secured term loan credit agreement, or the Credit Facilities, we are required to make quarterly principal amortization payments. During the six months ended June 30, 2007, we paid approximately $3.7 million on the $825.0 million senior credit agreement and approximately $1.7 million on the $434.8 million term loan credit agreement. We are permitted to prepay borrowings under the Credit Facilities at any time in whole or in part, subject to our remaining in compliance with our debt covenants and our obligation to pay additional fees in certain circumstances. We are required to make mandatory prepayments upon the receipt of net proceeds in the case of a sale, transfer or other disposition of an asset or other events as described in the Credit Facilities. Beginning in 2007, we also are required to use a percentage of our prior year’s excess cash flow to prepay loans outstanding under the Credit Facilities. The percentage of cash flow we are required to use for prepayments varies depending on our leverage ratio at the end of the year for which cash flow is calculated, with the maximum prepayment percentage set at 50.0%. No prepayment was required during the first six months of 2007 based on our optional net prepayment in November 2006 and our excess cash flow.

At June 30, 2007, we were in compliance with the covenants of all of our debt obligations.

Financing the Proposed Business Combination with OMX

On May 25, 2007, the boards of directors of Nasdaq and OMX jointly announced that they entered into a transaction agreement to combine the two companies. The proposed business combination will be effected through a cash and share tender offer, or the Offer, by Nasdaq for all of the outstanding shares in OMX.

In connection with the proposed combination, we have agreed to finance the cash consideration of the Offer pursuant to an interim loan agreement. See Note 14, “Proposed Business Combination with OMX,” for further discussion.

7. Employee Benefits

We maintain a non-contributory defined-benefit pension plan, or Pension Plan, a Supplemental Executive Retirement Plan, or SERP, for eligible senior executives and other benefit plans for eligible employees. For information on our Pension Plan, SERP and post-retirement plan actuarial assumptions, see Nasdaq’s Annual Report on Form 10-K for the year ended December 31, 2006.

In the first quarter of 2007, we announced that our Pension Plan and SERP were frozen effective May 1, 2007. Future service and salary for all participants will not count toward an accrual of benefits under the Pension Plan and SERP after April 30, 2007. All of the other features of the Pension Plan and SERP would remain unchanged. As a result of the Pension Plan and SERP freeze, a curtailment gain of approximately $6.5 million was recognized in compensation and benefits expense in the Condensed Consolidated Statements of Income in the first quarter of 2007. This amount was an estimate of the remaining unrecognized prior service cost at May 1, 2007. During the second quarter of 2007, the estimate was updated and an additional SERP curtailment loss of $0.4 million was recognized in compensation and benefits expense in the Condensed Consolidated Statements of Income. The cumulative curtailment gain for the six months ended June 30, 2007 is approximately $6.1 million.

We also added a new profit-sharing contribution feature to our 401(k) plan. Eligible employees will receive employer retirement contributions, or ERCs, when we meet our corporate annual financial goals. In addition, we adopted a supplemental ERC for select highly compensated employees whose ERCs are limited by the annual Internal Revenue Service compensation limit. The ERC and supplemental ERC began on July 1, 2007.

The following table sets forth the components of net periodic pension, SERP and post-retirement benefits cost recognized in compensation and benefits expense in the Condensed Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Components of net periodic benefit cost
Service cost	$403	$1,537	$2,293	$3,146
Interest cost	811	969	1,849	1,910
Expected return on plan assets	(720)	(719)	(1,390)	(1,438)
Amortization of unrecognized transition asset	(9)	(14)	(19)	(28)
Recognized net actuarial loss	206	311	524	623
Prior service cost recognized	(73)	(135)	(200)	(270)
Curtailment (gain)/settlement loss recognized	435	267	(6,028)	348

Benefit (gain) cost	$1,053	$2,216	$(2,971)	$4,291

We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, that we expected to contribute $3.3 million to our Pension Plan in 2007. As of June 30, 2007, approximately $1.1 million was contributed. We anticipate contributing an additional $5.3 million to the Pension Plan in 2007 for a total contribution of $6.4 million. The increase from 2006 is due to our decision to increase the funding of our Pension Plan.

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

Shares issued as a result of stock option exercises, restricted stock awards and our ESPP are generally first issued out of common stock in treasury. As of June 30, 2007, we had approximately 6.7 million shares of common stock reserved for future issuance under our stock option and restricted stock award plan and ESPP.

The following table shows the total share-based compensation expense resulting from stock options, restricted stock awards and the 15.0% discount for the ESPP for the three and six months ended June 30, 2007 and 2006 in the Condensed Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Share-based compensation expense before income taxes	$4,089	$2,688	$7,564	$5,444
Income tax benefit	(1,617)	(1,054)	(2,992)	(2,135)

Total share-based compensation expense after income taxes	$2,472	$1,634	$4,572	$3,309

We received net cash proceeds of $3.0 million from the exercise of approximately 0.3 million stock options for the three months ended June 30, 2007 and received net cash proceeds of $5.3 million from the exercise of approximately 0.5 million stock options for the six months ended June 30, 2007. We received net cash proceeds of $1.9 million from the exercise of approximately 0.2 million stock options for the three months ended June 30, 2006 and received net cash proceeds of $22.2 million from the exercise of approximately 1.8 million stock options for the six months ended June 30, 2006. In accordance with SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123(R), we present excess tax benefits from the exercise of stock options, if any, as financing cash flows.

We estimated the fair value of share-based awards using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Expected life (in years)	5	5	5	5
Weighted-average risk free interest rate	4.58%	4.85%	4.61%	4.58%
Expected volatility	35.0%	35.0%	35.0%	32.5%
Dividend yield	—	—	—	—
Weighted-average fair value at grant date	$12.29	$13.71	$12.14	$13.27

Our computation of expected volatility for the three and six months ended June 30, 2007 and 2006 is based on a combination of historical and market-based implied volatility. Our computation of expected life is based on historical exercise patterns. The interest rate for periods within the expected life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. Our Credit Facilities prohibit us from paying dividends. Before our Credit Facilities had been in place, it was not our policy to declare or pay cash dividends on our common stock.

A summary of stock option activity for the six months ended June 30, 2007 is as follows:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at January 1, 2007	11,643,975	$14.24	7.5	$205,875

Grants	46,444	31.35
Exercises	(538,207)	30.39
Forfeitures or expirations	(277,458)	21.02

Outstanding at June 30, 2007	10,874,754	$14.35	7.3	$181,983

Exercisable at June 30, 2007	5,115,606	$9.11	6.1	$106,126

The aggregate intrinsic value in the above table represents the total pre-tax intrinsic value (i.e., the difference between our closing stock price on June 30, 2007 of $29.71 and the exercise price, times the number of shares) based on stock options with an exercise price less than Nasdaq’s closing price of $29.71 as of June 30, 2007, which would have been received by the option holders had the option holders exercised their stock options at that date. This amount changes based on the fair market value of our common stock. The total number of in-the-money stock options exercisable as of June 30, 2007 was 5.0 million. As of June 30, 2006, 4.2 million outstanding stock options were exercisable and the weighted-average exercise price was $8.80.

Total fair value of stock options vested was $0.6 million for the three months ended June 30, 2007 and $4.5 million for the six months ended June 30, 2007. The total pre-tax intrinsic value of stock options exercised was $6.2 million for the three months ended June 30, 2007, $11.1 million for the six months ended June 30, 2007, $2.8 million for the three months ended June 30, 2006 and $32.1 million for the six months ended June 30, 2006.

At June 30, 2007, $21.1 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.1 years.

The following table summarizes our restricted stock award activity for the six months ended June 30, 2007:

	Restricted Stock Awards	Weighted- Average Grant Date Fair Value
Unvested awards at January 1, 2007	800,290	$29.35
Granted	141,772	32.79
Vested	(101,088)	12.77
Forfeited	(91,853)	28.01

Unvested awards at June 30, 2007	749,121	$32.40

At June 30, 2007, $19.8 million of total unrecognized compensation cost related to restricted stock awards is expected to be recognized over a weighted-average period of 2.2 years.

Under our ESPP employees may purchase shares having a value not exceeding 10.0% of their annual compensation, subject to applicable annual Internal Revenue Service limitations. As of June 30, 2007 employees purchased 61,281 shares at a price of $25.28 and as of June 30, 2006 employees purchased 48,799 shares at a price of $24.02. The next purchase will be at the end of December 2007. We recorded $0.2 million for the three months ended June 30, 2007 and $0.3 million for the six months ended June 30, 2007 of compensation expense for the 15% discount that is given to our employees. We recorded $0.2 million for the three and six month periods ended June 30, 2006 of compensation expense for the 15.0% discount that is given to our employees.

9. Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands, except share and per share amounts)
Numerator:
Net income applicable to common stockholders:
Net income	$56,128	$16,644	$74,445	$34,632
Preferred stock(1):
Dividends declared	—	—	—	(359)
Accretion of preferred stock	—	—	—	(331)

Net income applicable to common stockholders for basic earnings per share	56,128	16,644	74,445	33,942
Interest impact of convertible notes, net of tax	2,522	2,535	5,044	5,071

Net income applicable to common stockholders for diluted earnings per share	$58,650	$19,179	$79,489	$39,013

Denominator:
Weighted-average common shares outstanding for basic earnings per share	112,742,000	105,197,081	112,591,524	96,584,440

Weighted-average effect of dilutive securities:
Employee stock options and awards	5,840,070	6,407,264	5,851,621	6,684,009
Convertible notes assumed converted into common stock	30,689,655	30,689,655	30,689,655	30,689,655
Warrants	2,694,614	2,902,951	2,695,067	3,091,727

Denominator for diluted earnings per share	151,966,339	145,196,951	151,827,867	137,049,831

Basic and diluted earnings per share:

Basic	$0.50	$0.16	$0.66	$0.35

Diluted	$0.39	$0.13	$0.52	$0.28

(1)	As of June 30, 2007, there were 30,000,000 shares of preferred stock, and no shares were issued and outstanding.

Options to purchase 10,874,754 shares of common stock, 749,121 shares of restricted stock, convertible notes convertible into 30,689,655 shares of common stock and warrants exercisable into 4,962,500 shares of common stock were outstanding at June 30, 2007. For both the three and six months ended June 30, 2007, we included 8,387,478 of the options outstanding, 636,928 shares of restricted stock, all of the shares underlying the convertible notes and all of the shares underlying the warrants in the computation of diluted earnings per share, on a weighted-average basis, as their inclusion was dilutive. The remaining options and shares of restricted stock were considered antidilutive and were properly excluded.

Options to purchase 10,566,478 shares of common stock, 351,010 shares of restricted stock, convertible notes convertible into 30,689,655 shares of common stock and warrants exercisable into 4,962,500 shares of common stock were outstanding at June 30, 2006. For the three months ended June 30, 2006, 9,975,413 of the options outstanding, 346,010 shares of the restricted stock, all of the shares underlying the convertible notes and all of the shares underlying the warrants were included in the computation of diluted earnings per share, on a weighted-average basis, as their inclusion was dilutive. The remaining options and shares of restricted stock were considered antidilutive and were properly excluded. For the six months ended June 30, 2006, we included 9,999,513 of the options outstanding, all of the shares of restricted stock, all of the shares underlying the convertible notes and all of the shares underlying the warrants in the computation of diluted earnings per share, on a weighted-average basis, as their inclusion was dilutive. The remaining options were considered antidilutive and were properly excluded.

10. Fair Value of Financial Instruments

Assets and Liabilities

The majority of our assets and liabilities are recorded at fair value or at amounts that approximate fair value. These assets and liabilities include cash and cash equivalents, investments, receivables, net, certain other assets, accounts payable and accrued expenses, Section 31 fees payable to SEC, accrued personnel costs and other current payables. The carrying amounts reported in the Condensed Consolidated Balance Sheets for the above financial instruments closely approximate their fair values due to the short-term nature of these assets and liabilities, except for our available-for-sale investments. The carrying amounts of our available-for-sale investments were determined based on quoted market prices when available, or if quoted market prices were not available, on discounted expected cash flows using market rates commensurate with the credit quality and maturity of the investment. See Note 4, “Investments,” for further discussion.

We also consider our debt obligations to be financial instruments. The fair value of our debt obligations was estimated using discounted cash flow analyses based on our assumed incremental borrowing rates for similar types of borrowing arrangements and a Black-Scholes valuation technique was utilized to calculate the convertible option value for the convertible notes. At June 30, 2007, the carrying value of our debt obligations was approximately $528.0 million less than fair value due to the stock appreciation on the convertible option feature from $14.50 at time of issuance to $29.71 at June 30, 2007. At December 31, 2006, the carrying value of our debt obligations was approximately $593.0 million less than fair value due to the stock appreciation on the convertible option feature from $14.50 at time of issuance to $30.79 at December 31, 2006. See Note 6, “Debt Obligations,” for further discussion.

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

In order to hedge the foreign currency exposure on our acquisition bid for the LSE, we purchased foreign currency option contracts at the time of the commencement of the bid, which was the fourth quarter of 2006. In accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” a derivative used to hedge exposure related to an anticipated business combination does not qualify for specialized hedge accounting, and as such, must be marked to market each reporting period. The fair value of these contracts at December 31, 2006 was $71.7 million and the unrealized gain for the quarter ended December 31, 2006 was $48.4 million. In conjunction with the lapse of our final offers for LSE, we traded out of these foreign exchange contracts in February 2007. Due to the improving exchange rate of the dollar when compared to the pound sterling, we recorded a mark to market loss of approximately $7.8 million on these foreign currency option contracts in first quarter 2007 results. The cumulative realized pre-tax gain on the foreign currency option contracts was approximately $40.6 million. These contracts were cash settled for $63.9 million.

In order to hedge the foreign currency exposure on our proposed combination with OMX, we also purchased foreign currency option contracts at the time of the announcement of the proposed combination, which was May 2007. The fair value of these contracts at June 30, 2007 was $11.3 million and the unrealized loss for the quarter ended June 30, 2007, which was recorded in the Condensed Consolidated Statements of Income, was $1.7 million. See Note 14, “Proposed Business Combination with OMX,” for further discussion of our proposed combination with OMX.

On July 10, 2007, we sold the foreign currency option contracts discussed above for $20.1 million and also purchased new contracts for $20.1 million for our proposed combination with OMX. We recorded an $8.8 million gain on the sale of the initial foreign currency option contracts in the third quarter of 2007. The cumulative realized pre-tax gain on the OMX foreign currency option contracts is approximately $7.1 million.

11. Comprehensive Income

Comprehensive income is composed of net income and other comprehensive income, which includes the after-tax change in unrealized gains and losses on available-for-sale securities, foreign currency translation adjustments and employee benefit adjustments. The components of comprehensive income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Net income	$56,128	$16,644	$74,445	$34,632
Other comprehensive income:
Change in unrealized gains and losses on available-for-sale investments, net of tax(1)	94,884	(30,664)	54,457	(30,610)
Change in foreign currency translation adjustments(2)	21	23	(154)	12

Total	$151,033	$(13,997)	$128,748	$4,034

(1)

The 2007 amounts include the unrealized gain related to our investment in the LSE, net of tax, which includes foreign currency gains. The 2006 amounts include an unrealized loss related to an investment in the LSE, net of tax, which includes foreign currency gains. See Note 4, “Investments,” for further discussion.

(2)

The six months ended June 30, 2007 amount includes a $0.2 million foreign currency gain realized upon the liquidation of Brut Europe Limited. Both the 2007 and 2006 amounts include after-tax gains and losses on foreign currency translation from operations for which the functional currency is other than the U.S. dollar.

12. Commitments, Contingencies and Guarantee

Proposed Business Combination with OMX

On May 25, 2007, the boards of directors of Nasdaq and OMX jointly announced that they entered into a transaction agreement to combine the two companies. See Note 14, “Proposed Business Combination with OMX,” for further discussion.

Acquisition of Directors Desk

On July 2, 2007, Nasdaq acquired Directors Desk LLC, a privately held, Washington-based firm which provides technology to boards of public and private companies in the U.S. and abroad. As of June 30, 2007, $8.0 million was placed into escrow to fund the purchase. Directors Desk will be part of our Issuer Services segment.

Escrow Agreements

In connection with our acquisitions of Directors Desk in 2007, PrimeNewswire and Shareholder.com in 2006 and Carpenter Moore in 2005, we entered into escrow agreements for the designation of funds to secure the payment of post-closing adjustments and other closing conditions. For the six months ended June 30, 2007, $4.0 million was paid from the escrow account for the settlement of closing conditions related to the Shareholder.com acquisition. At June 30, 2007, these escrow agreements provide for future payments of $12.8 million in 2007 (which includes the $8.0 million for the purchase of Directors Desk), $4.2 million in 2008 and $0.5 million in 2009.

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

Our single platform includes the functionality which was previously provided by SunGard Financial enabling us to cease using the product which resulted in a charge to earnings of approximately $10.6 million in the first six months of 2007. This charge is included in general, administrative and other expense in the Condensed Consolidated Statements of Income.

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

Transfer of Sponsorship of Exchange Traded Funds

In October 2006, we announced an agreement with PowerShares Capital Management LLC, or PowerShares, to transfer the sponsorship functions including sales, marketing and administration of several ETFs, including our QQQ and BLDRs ETFs. The transfer of the QQQ and BLDRs ETFs to PowerShares closed on March 21, 2007 and had no impact on the financial results of Nasdaq. In connection with the transfer, the QQQ was renamed the PowerShares QQQ Trust in March 2007. The EQQQ is scheduled to transfer to PowerShares during the second half of 2007. After the transfer, Nasdaq has maintained its status as licensor of the QQQ ETF and continues to receive license fees from this ETF as it is benchmarked against the Nasdaq-100 Index. Nasdaq will also maintain its status as licensor of the EQQQ when the sponsorship is transferred to PowerShares. This transfer expands the distribution channels for the funds and brings greater investor access to these products. As a result, the amount of licensing revenues may increase in the future. In addition, Nasdaq subsequently increased the license fee for these products which may also increase the amount of licensing revenues.

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

Deferred Tax Benefit

As of June 30, 2007, a non-current deferred tax asset related to the 2005 sale of Instinet’s Institutional Brokerage division, related to acquired operating and capital loss carryforwards, was $89.5 million. Included in the balance as of June 30, 2007 is a deferred tax asset for capital loss carryforwards totaling $61.3 million. The remainder of the deferred tax asset is related to ordinary loss carryforwards. We believe that it is more likely than not that we will not realize a benefit on the deferred asset related to capital loss carryforwards, therefore, we established a valuation allowance of $61.3 million. This valuation allowance affects goodwill and other balance sheet accounts. We and SLP have an agreement to share the deferred tax benefit on the sale of the Institutional Brokerage division. To the extent the $28.2 million net deferred tax benefit is realized, approximately $27.9 million will be paid to SLP. We have recorded a liability for the estimated SLP share of the tax benefits in other liabilities in the Condensed Consolidated Balance Sheets at the present value of the expected payments. If we are able to realize tax benefits related to the capital loss carryforwards noted above, we may be required to pay SLP an additional amount. We expect to pay SLP $27.9 million in 2007.

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

In connection with our acquisition of INET, certain shareholders of Instinet have filed an appraisal litigation claim against Instinet. We have filed an answer challenging petitioners’ claims. The ultimate outcome of this action and its impact on Nasdaq is uncertain and cannot be estimated at this time. However, any potential judgment will be recorded to goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”.

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

We evaluate the performance of our segments based on several factors, of which the primary financial measure is pre-tax income. Results of individual businesses are presented based on our management accounting practices and our management structure. Certain charges are allocated to corporate items in our management reports based on the decision that those activities should not be used to evaluate the segment’s operating performance, including our investment in the LSE.

The following table presents certain information regarding these operating segments for the three and six months ended June 30, 2007 and 2006.

	Market Services	Issuer Services	Corporate Items and Eliminations		Consolidated
	(in thousands)
Three months ended June 30, 2007
Revenues	$487,390	$70,742	$69		$558,201
Cost of revenues	(359,521)	—	—		(359,521)

Revenues less liquidity rebates, brokerage, clearance and exchange fees	127,869	70,742	69		198,680

Income before income taxes	$75,951	$16,196	$2,186	(1)	$94,333

	Market Services	Issuer Services	Corporate Items and Eliminations		Consolidated
	(in thousands)
Three months ended June 30, 2006
Revenues	$347,587	$63,380	$65		$411,032
Cost of revenues	(239,881)	—	—		(239,881)

Revenues less liquidity rebates, brokerage, clearance and exchange fees	107,706	63,380	65		171,151

Income (loss) before income taxes	$24,674	$14,802	$(11,737	)(2)	$27,739

	Market Services	Issuer Services	Corporate Items and Eliminations		Consolidated
	(in thousands)
Six months ended June 30, 2007
Revenues	$982,883	$137,093	$171		$1,120,147
Cost of revenues	(729,401)	—	—		(729,401)

Revenues less liquidity rebates, brokerage, clearance and exchange fees	253,482	137,093	171		390,746

Income (loss) before income taxes	$134,257	$30,530	$(39,606	)(1)	$125,181

	Market Services	Issuer Services	Corporate Items and Eliminations		Consolidated
	(in thousands)
Six months ended June 30, 2006
Revenues	$684,888	$122,258	$332		$807,478
Cost of revenues	(474,310)	—	—		(474,310)

Revenues less liquidity rebates, brokerage, clearance and exchange fees	210,578	122,258	332		333,168

Income (loss) before income taxes	$44,357	$25,061	$(11,699	)(2)	$57,719

(1)	The 2007 amounts include:
•	dividend income of $14.5 million for the three and six months ended June 30, 2007 related to our investment in the LSE;
•

strategic initiative costs of $1.6 million for the three months ended June 30, 2007 and $26.5 million for the six months ended June 30, 2007 incurred in connection with acquiring our current investment in the LSE and our acquisition bid;

•

loss on foreign currency option contracts of $1.7 million for the three months ended June 30, 2007 which we entered into to hedge the foreign exchange exposure on the proposed combination with OMX. For the six months ended June 30, 2007, we incurred an additional loss on foreign currency option contracts of $7.8 million which we entered into to hedge the foreign exchange exposure on the acquisition bid for the LSE; and

•	interest expense of $9.2 million for the three months ended June 30, 2007 and $18.3 million for the six months ended June 30, 2007 related to our investment in the LSE.
(2)	The 2006 amounts include:
•	dividend income of $9.2 million for the three and six months ended June 30, 2006 related to our investment in the LSE;
•	foreign currency gain of $8.2 million for the three and six months ended June 30, 2006 related to our investment in the LSE;
•	interest expense of $7.2 million for the three and six months ended June 30, 2006 related to our investment in the LSE; and
•	loss on early extinguishment of debt of $20.9 million for the three and six months ended June 30, 2006 related to the financing of the purchase of our investment in the LSE.

14. Proposed Business Combination with OMX

On May 25, 2007, the boards of directors of Nasdaq and OMX jointly announced that they entered into a transaction agreement to combine the two companies. The combined company, to be called The NASDAQ OMX Group, Inc., combines two highly complementary businesses, uniting Nasdaq’s leading global brand and highly efficient electronic trading platform with OMX’s global technology services platform and customer base, efficient Nordic Exchange and derivatives capabilities. The combination will provide significant benefits for customers, shareholders and other stakeholders in both companies. It will also strengthen the Nordic region as a financial center. The NASDAQ OMX Group will be the largest global network of exchanges and exchange customers linked by technology.

The combination is expected to close during the fourth quarter of 2007 and is conditional upon, among other things, regulatory approvals and the approval of Nasdaq and OMX shareholders.

OMX owns and operates the largest securities marketplace in the Nordic Baltic region and provides marketplace services and technology solutions to financial, securities and other markets.

The combination will be effected through the Offer by Nasdaq for all of the outstanding shares in OMX. The consideration offered is equivalent to 0.502 newly issued shares of Nasdaq common stock plus SEK 94.3 in cash for each outstanding OMX share. The Offer will also have a mix and match election which will enable OMX shareholders to elect to exchange a higher proportion of their OMX shares in return for cash or to exchange a higher proportion of their OMX shares in exchange for Nasdaq common stock, subject to matching elections by other OMX shareholders.

Assuming full acceptance of the Offer, approximately 60.6 million new Nasdaq shares will be issued pursuant to the Offer and the total cash consideration amount payable by Nasdaq to OMX shareholders will be approximately $1.7 billion (SEK 11.4 billion). The total Offer is equivalent to $3.7 billion (SEK 25.1 billion).

Financing of the Offer

To finance the Offer, Nasdaq entered into an Interim Loan Agreement, dated August 1, 2007, by and among Nasdaq, as Borrower, the financial institutions that are or may from time to time become parties thereto as Lenders, and Bank of America, N.A., as Administrative Agent, Banc of America Securities LLC and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Bookrunners, and JPMorgan Chase Bank N.A., as Syndication Agent.

The Offer is not subject to any conditions concerning the availability of financing. However, any drawdown pursuant to the Interim Loan Agreement is subject to (i) conditions to the completion of the Offer being satisfied in all material respects in accordance with the Transaction Agreement without any waiver by the Borrower that is materially adverse to the lenders (unless the Administrative Agent and the Syndication Agent consent to such waiver, such consent not to be unreasonably withheld), and (ii) the Offer being accepted such that the Borrower becomes the owner of shares representing more than 90% of the outstanding shares of OMX on a fully diluted basis. In addition, conditions to drawdown under the Interim Loan Agreement include:

•	solvency of Nasdaq and its subsidiaries on a consolidated basis;

•	delivery of customary closing documentation including board resolutions, legal opinions and Uniform Commercial Code filings; and

•	payment of fees and expenses of the Lenders.

Pursuant to the Interim Loan Agreement, Nasdaq may borrow up to $3,370,000,000 to pay for OMX Shares exchanged in the Offer, transaction costs related to the Offer, and to repay Nasdaq bank indebtedness under its existing credit facilities as well as certain existing indebtedness of OMX. Loans made pursuant to the Interim Loan Agreement will be made on the date that the conditions to drawdown are satisfied and will mature thirty business days thereafter.

The interest rate on loans made under the Interim Loan Agreement will be, at Nasdaq’s option, either

•

the higher of (a) the federal funds rate plus 1/2 of 1% and (b) the rate of interest in effect for such day as publicly announced from time to time by the Administrative Agent as its “prime rate”, plus, in either case, 0.75% per annum; or

•	the rate per annum equal to the British Bankers Association LIBOR Rate, plus 1.75% per annum.

Loans made under the Interim Loan Agreement will refinance in full (i) Nasdaq’s existing credit agreement, dated as of April 11, 2006 and amended and restated as of May 19, 2006, among Nasdaq, as Borrower, the financial institutions that are or may from time to time become parties thereto as Lenders, Bank of America, N.A., as Administrative Agent, Swingline Lender and Issuing Bank, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (including amounts borrowed under the incremental facility amendment described below), and (ii) Nasdaq’s existing term loan credit agreement, dated as of April 11, 2006 and amended and restated as of May 19, 2006, among Nasdaq, as Borrower, Nightingale Acquisition Limited, as Additional Borrower, the financial institutions that are or may from time to time become parties thereto as Lenders, Banc of America Bridge LLC, as Administrative Agent, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager.

Nasdaq’s obligations under the Interim Loan Agreement will be guaranteed by all of its material domestic subsidiaries, excluding the regulated broker-dealer subsidiaries, the insurance-related subsidiaries and certain other subsidiaries. Nasdaq’s obligations under the Interim Loan Agreement and the subsidiary guarantees will be secured by a security interest in and liens upon substantially all of the assets of Nasdaq and the subsidiary guarantors, excluding the regulated broker-dealer subsidiaries, the insurance-related subsidiaries and certain other subsidiaries. Subject to certain exceptions, the shares of each of Nasdaq’s subsidiaries will be pledged, provided that no more than 65% of the voting shares of any foreign subsidiary will be pledged, and the shares of subsidiaries that are not directly owned by Nasdaq or any of its subsidiary guarantors will not be pledged.

The Interim Loan Agreement contains a covenant, which we refer to as the Offer Covenant, which requires Nasdaq to give notice to the Administrative Agent if at any time the Offer is terminated or withdrawn without being successful. Immediately following such termination or withdrawal, all commitments of the Lenders under the Interim Loan Agreement shall be cancelled and the Lenders shall be under no further obligation to extend credit thereunder.

The Interim Loan Agreement also contains:

•

customary affirmative covenants, including delivery of financial statements, notice of material events and defaults, maintenance of existence, properties and insurance, compliance with laws and limitations on use of proceeds;

•	customary events of default; and

•	an event of default upon the Borrower’s failure to comply with the Offer Covenant.

The Interim Loan Agreement permits Nasdaq to repay borrowings thereunder at any time in whole or in part. The Interim Loan Agreement will provide Nasdaq with the certainty of funds necessary to complete the Offer.

In addition, Nasdaq has executed a Commitment Letter, dated May 24, 2007, delivered by Bank of America, N.A., Banc of America Securities LLC, J.P. Morgan Securities Inc. and JPMorgan Chase Bank, N.A., including a Summary of Terms and Conditions, which, together with any amendments thereto, we refer to as the Commitment Letter. In accordance with the Commitment Letter, Nasdaq anticipates that it will enter into new credit agreements to replace the Interim Loan Agreement prior to the consummation of the Offer, which new credit agreements will have customary terms and conditions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Our results for the second quarter of 2007 continue to demonstrate our ability to improve profitability by focusing on the execution of our business plan. Revenues less liquidity rebates, brokerage, clearance and exchange fees increased $27.6 million, or 16.1%, and our operating income increased $62.7 million. Net income was $56.1 million, or $0.39 per diluted share, in the second quarter of 2007 compared with $16.6 million, or $0.13 per diluted share, in the second quarter of 2006.

Our second quarter 2007 results were impacted by the following:

•

Improved revenues less liquidity rebates, brokerage, clearance and exchange fees from our Market Services segment. Revenues less liquidity rebates, brokerage, clearance and exchange fees from Market Services increased $20.2 million, or 18.8%, to $127.9 million in the second quarter of 2007, compared with $107.7 million in the second quarter of 2006 due to the following:

•	Increases in our market share in New York Stock Exchange, or NYSE-listed securities, and American Stock Exchange, or Amex-listed securities, partially offset by higher cost of revenues;

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

•

Increase in revenues from our Issuer Services segment. Revenues increased $7.3 million, or 11.5%, to $70.7 million in the second quarter of 2007, compared with $63.4 million in the second quarter of 2006, primarily due to revised annual renewal fees introduced in the first quarter of 2007, revenues generated from our recent acquisitions and expanding customer utilization of our Corporate Client services;

•

Decrease in total operating expenses to $99.7 million in the second quarter of 2007, compared with $134.8 million in second quarter of 2006, primarily due to the completion of the INET integration which resulted in us migrating all trading to a single trading platform. Also contributing to the decline in operating expenses were charges incurred in the second quarter of 2006 associated with the extinguishment of a credit facility, and higher costs from our cost reduction program, partially offset by a foreign currency gain; and

•

Increase in dividend income from our investment in the LSE. Dividend income increased $5.3 million, or 57.6%, to $14.5 million in the second quarter of 2007, compared with $9.2 million in the second quarter of 2006, due to declaration of additional ordinary dividends.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Average daily share volume in Nasdaq securities (in billions)	2.14	2.14	2.15	2.13
Matched market share in Nasdaq securities(1)	46.1%	48.4%	45.8%	49.3%
Touched market share in Nasdaq securities(2)	50.3%	55.7%	50.1%	56.8%
Total market share in Nasdaq securities(3)	72.3%	77.8%	73.4%	78.9%
Matched market share in NYSE securities(1)	15.9%	8.3%	15.5%	7.7%

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Touched market share in NYSE securities(2)	36.8%	20.8%	36.7%	19.4%
Total market share in NYSE securities(3)	34.5%	22.7%	34.1%	22.4%
Matched market share in Amex and regional securities(1)	32.4%	24.8%	31.0%	23.7%
Touched market share in Amex and regional securities(2)	37.0%	28.6%	35.3%	27.7%
Total market share in Amex and regional securities(3)	53.3%	46.1%	52.7%	45.1%
Initial public offerings	38	35	75	65
Secondary offerings	67	54	116	123
New listings(4)	71	81	144	141
Number of listed companies(5)	3,164	3,205	3,164	3,205

(1)	Transactions executed on Nasdaq’s systems.
(2)	Transactions executed on Nasdaq’s systems and routed to other external venues.
(3)

Transactions executed on Nasdaq’s systems plus trades reported through The Trade Reporting Facility LLC for the three and six months ended June 30, 2007. For the three and six months ended June 30, 2006, transactions executed on Nasdaq’s systems and internal trades reported to Nasdaq.

(4)

New listings includes initial public offerings, including those completed on a best efforts basis, issuers that switched from other listing venues, closed-end funds and beginning September 30, 2006, separately listed ETFs.

(5)	Beginning September 30, 2006 number of listed companies also includes separately listed ETFs.

Business Environment

We serve listed companies, market participants and investors by providing a high quality cash equity market, thereby enabling corporate growth and entrepreneurship. In broad terms, our business performance is impacted by a number of drivers including macroeconomic events affecting the risk and return of financial assets, investor sentiment regarding the outlook for equity investments, the regulatory environment for primary and secondary equity markets, and changing technology in the financial services industry. Our future revenues, revenues less liquidity rebates, brokerage, clearance and exchange fees and net income will continue to be influenced by domestic and international trends including:

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

Currently our business drivers are characterized by moderate economic growth in response to the policy actions of a number of global central banks, positive U.S. investor sentiment evidenced by record highs in a number of major domestic stock market indexes for the second consecutive quarter, significant regulatory changes in the U.S. and the European Union, and continued rapid evolution and deployment of new technology in the financial services industry. The business environment that influenced our financial performance during the second quarter of 2007 can be characterized as follows:

•	A healthy environment for equity issuance evidenced by our strongest first half performance for IPO listings since the beginning of 2000;

•	Continued growth of financing alternatives for both new and established companies;

•	Robust 11.0% annual growth in equity trading volume in the U.S;

•	Intense competition among U.S. exchanges for both equity trading volume and listings;

•	Globalization of exchanges, customers and competitors extending the competitive horizon beyond the U.S.;

•	Customers’ demands for speed, capacity, and reliability require continuing investment in technology; and

•	Increasing competition for market data revenues due to the new market data revenue allocation formula required by Regulation NMS.

Proposed Business Combination with OMX

On May 25, 2007, the boards of directors of Nasdaq and OMX jointly announced that they entered into a transaction agreement to combine the two companies. The combination will create the world’s largest global network of exchanges and exchange customers linked by technology.

The combined company, to be called The NASDAQ OMX Group, Inc., will combine two highly complementary businesses, uniting Nasdaq’s leading global brand, highly efficient electronic trading platform and track record of customer focused innovation with OMX’s global technology services platform and customer base, efficient Nordic Exchange, derivatives capabilities and track record of successful cross-border exchange integrations.

The combination is expected to close during the fourth quarter of 2007 and is conditional upon, among other things, regulatory approvals and the approval of Nasdaq and OMX shareholders. See Note 14, “Proposed Business Combination with OMX,” to the condensed consolidated financial statements for further discussion.

Investment in the LSE

We, through our wholly-owned subsidiary NAL, hold an investment in the LSE totaling approximately 30.5% of the issued ordinary share capital of the LSE. We acquired these shares from LSE shareholders in a series of purchases beginning in April 2006. See Note 4, “Investments,” to the condensed consolidated financial statements for further discussion.

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

Segment Operating Results

Of our total second quarter 2007 revenues of $558.2 million, 87.3% was from our Market Services segment and 12.7% was from our Issuer Services segment. Of our first six months of 2007 revenues of $1,120.1 million, 87.8% was from our Market Services segment and 12.2% was from our Issuers Services segment.

The following table shows our total revenues by segment, cost of revenues and revenues less liquidity rebates, brokerage, clearance and exchange fees:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2007	2006		2007	2006
	(in millions)			(in millions)
Market Services	$487.4	$347.6	40.2%	$982.9	$684.9	43.5%
Issuer Services	70.7	63.4	11.5%	137.1	122.3	12.1%
Other	0.1	—	#	0.1	0.2	(50.0)%

Total revenues	$558.2	$411.0	35.8%	$1,120.1	$807.4	38.7%
Cost of revenues	(359.5)	(239.9)	49.9%	(729.4)	(474.3)	53.8%

Revenues less liquidity rebates, brokerage, clearance and exchange fees	$198.7	$171.1	16.1%	$390.7	$333.1	17.3%

#	Not meaningful.

MARKET SERVICES

The following table shows total revenues, cost of revenues and revenues less liquidity rebates, brokerage, clearance and exchange fees from Market Services:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2007	2006		2007	2006
	(in millions)			(in millions)
Nasdaq Market Center:
Execution and trade reporting revenues(1)	$426.1	$291.4	46.2%	$863.1	$577.9	49.4%
Access services revenues	19.0	13.1	45.0%	37.5	25.4	47.6%
Tape fee revenue sharing	(7.0)	(5.3)	32.1%	(14.1)	(10.7)	31.8%
Nasdaq General Revenue Sharing Program	—	(0.1)	#	—	(0.2)	#

Total Nasdaq Market Center revenues	438.1	299.1	46.5%	886.5	592.4	49.6%
Cost of revenues
Liquidity rebates	(238.3)	(170.6)	39.7%	(463.5)	(337.8)	37.2%
Brokerage, clearance and exchange fees(1)	(121.2)	(69.3)	74.9%	(265.9)	(136.5)	94.8%

Total cost of revenues	(359.5)	(239.9)	49.9%	(729.4)	(474.3)	53.8%

Revenues less liquidity rebates, brokerage, clearance and exchange fees from Nasdaq Market Center	78.6	59.2	32.8%	157.1	118.1	33.0%

Nasdaq Market Services Subscriptions:
Proprietary revenues(2)	21.1	23.1	(8.7)%	40.8	30.8	32.5%
Non-proprietary revenues(2)	33.7	25.6	31.6%	65.8	70.0	(6.0)%
Nasdaq Revenue Sharing Programs	(1.5)	(2.6)	(42.3)%	(4.6)	(5.5)	(16.4)%
UTP Plan revenue sharing	(11.6)	(6.2)	87.1%	(21.1)	(19.9)	6.0%

Total Nasdaq Market Services Subscriptions revenues	41.7	39.9	4.5%	80.9	75.4	7.3%
Other Market Services revenues	7.6	8.6	(11.6)%	15.5	17.1	(9.4)%

Revenues less liquidity rebates, brokerage, clearance and exchange fees from Market Services	$127.9	$107.7	18.8%	$253.5	$210.6	20.4%

#	Denotes a variance equal to 100.0%.
(1)

Includes Section 31 fees of $73.1 million in the second quarter of 2007, $27.3 million in the second quarter of 2006, $171.6 million for the first six months of 2007 and $51.6 million for the first six months of 2006. The increases for the second quarter and for the first six months of 2007 compared with the same periods last year are primarily due to fees collected as a result of Nasdaq’s operation as a national securities exchange.

(2)

In the third quarter of 2006, Nasdaq began reporting Nasdaq Market Services Subscriptions revenues as proprietary and non-proprietary revenues. Prior to the third quarter of 2006, Nasdaq reported revenues from both proprietary and non-proprietary products as Nasdaq Market Services Subscriptions revenues. Revenues from non-proprietary products are eligible Unlisted Trading Privileges Plan, or UTP Plan, revenues which are shared among UTP Plan participants and include revenues from trade reports and best priced quotations in our market, or Level 1. Prior to the second quarter of 2006, non-proprietary revenues also included National Quotation Dissemination Services, or NQDS. However, effective February 7, 2006, Nasdaq is no longer required to share revenues from NQDS thereby reducing non-proprietary revenues and the amount of revenue shared with UTP Plan participants. Proprietary revenues now include NQDS revenues as well as revenues from TotalView, our flagship market depth quote product and other proprietary services and data feed products.

Nasdaq Market Center

Execution and trade reporting revenues increased in the second quarter and for the first six months of 2007 compared with the same periods last year. The increase was primarily due to increases in market share for NYSE- and Amex-listed securities and fees collected as a result of Nasdaq’s operation as a national securities exchange. As discussed above, effective August 1, 2006, as a result of Nasdaq’s operation as a national securities exchange, additional Section 31 fees were recorded as execution and trade reporting revenues with a corresponding amount recorded as cost of revenues. Since the amount recorded in revenues is equal to the amount recorded in cost of revenues, there is no impact on Nasdaq’s revenues less liquidity rebates, brokerage, clearance and exchange fees. Section 31 fees were $73.1 million in the second quarter of 2007 compared with $27.3 million in the second quarter of 2006 and were $171.6 million for the six months ended June 30, 2007 compared with $51.6 million with the same period last year.

In February 2007, we announced new equities pricing to harmonize the trading of Nasdaq-listed and non-Nasdaq-listed securities into one pricing schedule. We also announced a pricing change, effective March 1, 2007, that lowered execution and routing fees for high volume customers. As a result of these pricing changes, our matched market share in U.S.-listed equities has increased which also contributed to the increase in our execution and trade reporting revenues.

Access services revenues increased in the second quarter and for the first six months of 2007 compared with the same periods last year primarily due to increases in customer demand for network connectivity and exchange membership fees. We began charging exchange membership fees as a result of our operation as a national securities exchange.

We share tape fee revenues from NYSE- and Amex-listed securities through The Nasdaq Market Center tape fee revenue sharing. We earn tape fee revenues from NYSE- and Amex-listed securities based upon activity within and trades reported to The Nasdaq Market Center for securities listed on these exchanges and the size of NYSE and Amex revenue tape sharing pools. The increase for the second quarter and the first six months of 2007 compared with the same periods last year was primarily due to an increase in trade execution market share in both NYSE- and Amex-listed securities.

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

The Nasdaq Market Center liquidity rebates, in which we credit a portion of the per share execution charge to the market participant that provides the liquidity, increased in the second quarter and first six months of 2007 compared with the same periods in 2006. The increase was primarily due to increases in trade execution market share for NYSE- and Amex-listed securities and the pricing changes discussed above. Also beginning February 2006, we began paying rebates on NYSE- and Amex-listed securities.

The increase in brokerage, clearance and exchange fees was primarily due to increases in trade execution market share for NYSE- and Amex-listed securities and additional Section 31 fees due to Nasdaq’s operation as a national securities exchange. As noted above, effective August 1, 2006, as a result of Nasdaq’s operation as an exchange, additional Section 31 fees were recorded as execution and trade reporting revenues as well as a corresponding cost of revenues. Partially offsetting the increases were declines in clearance costs due to our migration to a single trading platform.

Nasdaq Market Services Subscriptions

Proprietary revenues decreased in the second quarter of 2007 compared with the same period last year due to an adjustment recorded in the second quarter of 2006 to account for changes in the UTP Plan. As discussed above, effective February 7, 2006, Nasdaq is no longer required to share NQDS revenues under the UTP Plan. However, since the change was not effective until the second quarter of 2006 an adjustment to reflect this change was not made until then and included an adjustment to account from February 7, 2006 to March 31, 2006. Excluding the adjustment to account for the activity for February 7, 2006 to March 31, 2006, proprietary revenues increased in the second quarter of 2007 and for the first six months of 2007 compared with the same periods last year primarily due to an increase in TotalView subscribers and distributors and their related revenues, the launch of OpenView Basic and an increase in other proprietary data products. Also contributing to the increase for the first six months of 2007 were NQDS revenues recorded as proprietary for the entire first half of the year.

Non-proprietary revenues increased in the second quarter of 2007 compared with the same period last year primarily due to the classification change of NQDS revenues as discussed above. Excluding the adjustment, non-proprietary revenues also increased due to an increase in the number of Level 1 professional and non-professional users. Non-proprietary revenues decreased for the first six months of 2007 compared with the same period last year due to the classification change of NQDS revenues beginning February 7, 2006 and an audit of data usage by a major market distributor in the first quarter of 2006 which increased revenues for the first six months of 2006. Partially offsetting these decreases was an increase in the number of Level 1 professional and non-professional users.

We also share Market Services Subscriptions revenues under revenue sharing programs. Prior to the third quarter of 2006, we shared Nasdaq Market Services Subscriptions revenues under the Nasdaq General Revenue Sharing Program. Effective July 1, 2006, we changed the terms of this program and, under the new Nasdaq Data Revenue Sharing Program, now share 50.0% of the UTP data revenue earned from internalized trades reported to us. The amount of Nasdaq Market Services Subscriptions revenues shared under Nasdaq’s revenue sharing programs decreased in the second quarter and for the first six months of 2007 compared with the same periods last year primarily due to changes in the amount shared under the programs.

Nasdaq also shares tape fee revenues for Nasdaq-listed securities through the UTP Plan. Under the revenue sharing provision of the UTP Plan, we are permitted to deduct costs associated with acting as the exclusive Securities Information Processor from the total amount of tape fees collected. After these costs are deducted from the tape fees, we distribute to the respective UTP Plan participants, including Nasdaq, their share of tape fees based on a formula, from Reg NMS that takes into account both trading and quoting activity. Our tape fee revenue sharing amount allocated to UTP Plan participants increased in the second quarter and for the first six months of 2007 compared with the same periods last year primarily due a reduction of our percentage earned of the UTP revenue, in part, caused by the new Reg NMS market data revenue allocation formula, which became effective April 1, 2007. Also contributing to the increase in the second quarter of 2007 was higher shareable Level 1 revenues and in the second quarter of 2006 there was the one time recovery of the amount paid in the first quarter of 2006 for NQDS from February 7, 2006 through March 31, 2006, after it was determined that NQDS was effectively removed from the UTP plan. Partially offsetting the increase for the first six months of 2007, was a reduction in the amount of revenue shared with UTP Plan participants as NQDS was not included in the plan for the entire six months.

Other Market Services

Other Market Services revenues decreased in the second quarter and for the first six months of 2007 compared with the same periods last year primarily due to a decrease in testing fee revenues that occurred when Nasdaq became operational as an exchange in Nasdaq-listed securities in August 2006.

ISSUER SERVICES

The following table shows the revenues from our Issuer Services segment:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2007	2006		2007	2006
	(in millions)			(in millions)
Issuer Services:
Corporate Client Group	$59.9	$52.3	14.5%	$117.5	$101.0	16.3%
Nasdaq Financial Products	10.8	11.1	(2.7)%	19.6	21.3	(8.0)%

Total Issuer Services revenues	$70.7	$63.4	11.5%	$137.1	$122.3	12.1%

Corporate Client Group

The following table shows our revenues from the Corporate Client Group as reported in accordance with U.S. GAAP (“as reported”) and as would be reported on a non-GAAP basis (“billed basis”). We believe that the presentation of billed basis revenues, as they relate to listing of additional shares and initial listing fees, is a good indicator of current Corporate Client Group activity as billed basis information excludes the effects of recognizing revenues related to initial listing fees and listing of additional shares fees over the six and four year periods, respectively.

	Three Months Ended June 30,
	2007		2006		Percentage Change
	As Reported	Billed Basis	As Reported	Billed Basis	As Reported	Billed Basis
	(in millions)
Annual renewal fees	$31.1	$31.1	$26.9	$26.9	15.6%	15.6%
Listing of additional shares fees	10.1	9.8	9.2	15.5	9.8%	(36.8)%
Initial listing fees	5.5	5.8	6.0	6.7	(8.3)%	(13.4)%
Corporate Client services	13.2	13.2	10.2	10.2	29.4%	29.4%

Total Corporate Client Group revenues	$59.9	$59.9	$52.3	$59.3	14.5%	1.0%

	Six Months Ended June 30,
	2007		2006		Percentage Change
	As Reported	Billed Basis	As Reported	Billed Basis	As Reported	Billed Basis
	(in millions)
Annual renewal fees	$61.8	$61.8	$52.7	$52.7	17.3%	17.3%
Listing of additional shares fees	19.8	27.9	18.1	26.7	9.4%	4.5%
Initial listing fees	10.9	11.8	12.3	12.3	(11.4)%	(4.1)%
Corporate Client services	25.0	25.0	17.9	17.9	39.7%	39.7%

Total Corporate Client Group revenues	$117.5	$126.5	$101.0	$109.6	16.3%	15.4%

Corporate Client Group revenues are primarily derived from (i) fees for annual renewals, listing of additional shares and initial listings for companies listed on The Nasdaq Stock Market and (ii) Corporate Client services. Fees are generally calculated based upon total shares outstanding for the issuing company. These fees are initially deferred and amortized over the estimated periods for which the services are provided. Revenues from annual renewal fees are amortized on a pro-rata basis over the calendar year and initial listing fees and listing of additional shares fees are amortized over six and four years, respectively. The difference between the as reported revenues and the billed basis revenues is due to the amortization of fees in accordance with U.S. GAAP. See Note 5, “Deferred Revenue,” to the condensed consolidated financial statements for further discussion. Corporate Client services revenues include revenues from Carpenter Moore, Shareholder.com beginning February 1, 2006 and PrimeNewswire beginning September 1, 2006 and other sources for all periods presented.

Annual renewal fees on both an as reported and billed basis increased in the second quarter and for the first six months of 2007 compared with the same periods last year. The number of companies listed on The Nasdaq Stock Market on January 1, 2007 was 3,193, compared to 3,208 on January 1, 2006, the date on which listed companies are billed their annual fees. The decrease in the number of listed companies was due to 303 delistings by Nasdaq during 2006, partially offset by 285 new listings during 2006. The number of listed companies as of January 1, 2007 also includes separately listed ETFs. Offsetting the decrease in the number of listed companies was an annual renewal fee increase effective January 1, 2007.

Listing of additional shares fees on an as reported basis increased in the second quarter and for the first six months of 2007 compared with the same periods last year. On a billed basis, listing of additional shares decreased in the second quarter of 2007, but increased for the first six months of 2007 compared with the same periods last year. The as reported basis increased for both periods primarily due to amortization of fees. The billed basis decrease in the second quarter of 2007 was primarily due to a decrease in other additional share activity. The billed basis increase in the first six months of 2007 was primarily due to a fee increase.

Initial listing fees, on both an as reported and billed basis, decreased in the second quarter and for the first six months of 2007 compared with the same periods last year. The fees on an as reported basis decreased primarily due to amortization of fees. The fees on a billed basis decreased as there were 71 new listings, including 38 new initial public offerings, during the second quarter of 2007 compared with 81 new listings, including 35 new initial public offerings, during the second quarter of 2006 and 144 new listings, including 75 new initial public offerings in the first six months of 2007 as compared to

141 new listings, including 65 new initial public offerings for the same period last year. Also contributing to the billed basis decrease for the first six months of 2007 was an increase in entry fee credits for companies that switched to The Nasdaq Global Market from The Nasdaq Capital Market.

Corporate Client services revenues on both an as reported and billed basis increased for the second quarter and first six months of 2007 compared with the same periods last year primarily due to revenues generated from the operations of recently acquired businesses.

Nasdaq Financial Products

The following table shows revenues from Nasdaq Financial Products:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2007	2006		2007	2006
	(in millions)			(in millions)
Licensing revenues	$9.0	$9.7	(7.2)%	$16.2	$18.8	(13.8)%
Other revenues	1.8	1.4	28.6%	3.4	2.5	36.0%

Total Nasdaq Financial Products revenues	$10.8	$11.1	(2.7)%	$19.6	$21.3	(8.0)%

Licensing revenues decreased in the second quarter and for the first six months of 2007 compared with the same periods last year. The decreases were primarily due to a decline in licensing fees associated with options traded on ETFs based on Nasdaq indexes. Recent court decisions have impacted our ability to collect licensing revenues for options on ETFs that track our indexes (such as PowerShares QQQ). Partially offsetting the decrease in the second quarter and for the first six months of 2007 was higher volume activity for both derivative and third party products as well as increases in third party assets under management. In addition, we transferred the sponsorship functions including sales, marketing and administration of several ETFs, including our QQQ and BLDRs ETFs, to PowerShares Capital Management LLC. The transfer of the QQQ and BLDRs ETFs to PowerShares closed on March 21, 2007. In connection with the transfer, the QQQ was renamed the PowerShares QQQ Trust in March 2007. The EQQQ is scheduled to transfer to PowerShares during the second half of 2007. After the transfer, Nasdaq has maintained its status as licensor of the QQQ ETF and continues to receive license fees from this ETF as it is benchmarked against the Nasdaq-100 Index. Nasdaq will also maintain its status as licensor of the EQQQ when the sponsorship is transferred to PowerShares. This transfer expands the distribution channels for the funds and brings greater investor access to these products. As a result, the amount of licensing revenues may increase in the future. In addition, Nasdaq subsequently increased the license fee for these products which may also increase the amount of licensing revenues.

Other revenues increased in the second quarter and for the first six months of 2007 compared with the same periods last year primarily due to an increase in the number of applications seeking Portal designation. Nasdaq Financial Products, through its Portal Market, facilitates the eligibility for clearing and settlement services at Depository Trust and Clearing Corporation of Portal/Rule 144A securities.

Operating Expenses

Direct Expenses

The following table shows our direct expenses:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2007	2006		2007	2006
	(in millions)
Compensation and benefits	$49.7	$48.0	3.5%	$94.0	$96.9	(3.0)%
Marketing and advertising	4.2	3.8	10.5%	9.1	8.9	2.2%
Depreciation and amortization	9.8	21.5	(54.4)%	19.6	46.0	(57.4)%
Professional and contract services	8.7	7.3	19.2%	17.0	16.2	4.9%
Computer operations and data communications	7.9	10.3	(23.3)%	16.1	20.2	(20.3)%
Provision for bad debts	(1.4)	1.8	#	2.1	1.9	10.5%
Occupancy	9.0	8.2	9.8%	17.9	16.2	10.5%
Regulatory	7.1	—	#	13.8	—	#
General, administrative and other	4.7	24.8	(81.0)%	20.8	31.5	(34.0)%

Total direct expenses	$99.7	$125.7	(20.7)%	$210.4	$237.8	(11.5)%

#	Denotes a variance equal to or greater than 100.0% or not meaningful.

Compensation and benefits expense increased for the second quarter and decreased for the first six months of 2007 compared with the same periods last year. The increase in the second quarter of 2007 is primarily due to additional share-based compensation expense in 2007 due to a grant in December 2006 to all active employees. The decrease in the first six months of 2007 is primarily due to a curtailment gain of approximately $6.1 million and cost savings as a result of the Pension Plan and SERP freeze. See Note 7, “Employee Benefits,” to the condensed consolidated financial statements for further discussion. Partially offsetting the decrease in the first six months of 2007 was the additional share-based compensation expense due to the December 2006 equity grant. Also, in both the three and six months ended June 30, 2007, the reduction in force charges were lower than in the same periods last year. Headcount decreased from 904 employees at December 31, 2006 to 878 employees at June 30, 2007, primarily due to our continued reduction in force initiative.

Marketing and advertising expense slightly increased for the second quarter and for the first six months of 2007 compared with the same periods last year.

Depreciation and amortization expense decreased for the second quarter and for the first six months of 2007 compared with the same periods last year primarily due to the retirement of certain equipment which was fully amortized in December 2006 related to the migration of all trading to a single platform. These decreases were partially offset by intangible amortization expense on identifiable intangible assets acquired in our recent acquisitions.

Professional and contract services increased for the second quarter and for the first six months of 2007 compared with the same periods last year primarily due to additional costs from our recent acquisitions.

Computer operations and data communications expense decreased for the second quarter and for the first six months of 2007 compared with the same periods last year primarily due to lower costs associated with hardware leased equipment. The contract for this equipment was cancelled and charged to expense in the fourth quarter of 2006. The decreases are also due to lower costs associated with a reduced number of communication lines due to the consolidation of our data centers.

Provision for bad debts decreased in the second quarter of 2007 and slightly increased for the first six months of 2007 compared with the same periods last year. The decrease in the second quarter of 2007 was primarily due to collection of past due account balances including inactive customer accounts within the Issuer Services segment, which were previously reserved for. The increase for the first six months of 2007 was due to additional aged receivables in 2007.

Occupancy expense increased for the second quarter and for the first six months of 2007 compared with the same periods last year primarily due to additional costs from our recent acquisitions.

Regulatory expense was $7.1 million for the second quarter of 2007 and $13.8 million for the first six months of 2007. Since we sought to preserve a regulatory separation upon operation as a national securities exchange, NASD Regulation, Inc., or NASDR, a wholly-owned subsidiary of NASD, continues to provide regulatory services to the Exchange, including the regulation of trading activity on The Nasdaq Stock Market and surveillance and investigative functions. The regulation charge from NASDR of $9.1 million for the second quarter of 2006 and $17.2 million in the first six months of 2006 was included in support costs from related parties, net. See below for further discussion. The decrease was primarily due to a reduction in surveillance and other regulatory charges by NASD and an adjustment of the allocation of its costs between members and market matters.

General, administrative and other expense decreased for the second quarter and for the first six months of 2007 compared with the same periods last year primarily due to charges recorded in the second quarter and first six months of 2006. In the second quarter and first six months of 2006, we recorded a $12.3 million loss on the early extinguishment of the $750.0 million senior term debt issued in December 2005, which was refinanced in April 2006. An additional $8.6 million loss was recorded on the early extinguishment of the portion of the $1.1 billion secured term loan of our April 2006 Credit Facility that was repaid in May 2006 as a result of the equity offering. Also, in the second quarter and first six months of 2006, a $5.4 million charge was recorded on the write-down of a held-for-sale building to fair market value. See “Real Estate Consolidation,” of Note 3, “Cost Reduction Program and INET Integration,” to the condensed consolidated financial statements for further discussion. These charges were partially offset by a realized foreign currency gain related to our investment in the LSE of $8.2 million in the second quarter and first six months of 2006. Further offsetting the decrease for the first six months of 2007 was a $10.6 million charge recorded in the first quarter of 2007 related to a clearing contract. Our single trading platform includes functionality that enabled us to discontinue the use of services previously provided under the contract.

Support Costs From Related Parties, net

Support costs from related parties, net were $9.1 million for the second quarter of 2006 and $17.2 million for the first six months of 2006. After December 20, 2006, since NASD is no longer a related party, the regulatory expense is now shown as part of direct expenses. See the description of regulatory expense under “Direct Expenses” above for further discussion.

Net Interest Expense

Net interest expense was $15.9 million for the second quarter of 2007 as compared with $18.1 million for the second quarter of 2006, a decrease of 12.2%, and $33.7 million for the first six months of 2007 compared with $30.1 million for the first six months of 2006, an increase of 12.0%. The decrease in the second quarter of 2007 was primarily due to higher cash balances and higher interest rates and lower interest expense on debt due to a lower outstanding balance for the quarter. The increase for the first six months of 2007 was primarily due to additional interest expense on debt resulting from the purchase of LSE shares, which was outstanding for the full six months in 2007. The net increase in expense for the first six months of 2007 was partially offset also by higher interest income due to higher cash balances and higher interest rates.

Loss on Foreign Currency Option Contracts

The loss on foreign currency option contracts was $1.7 million in the second quarter of 2007 and $9.5 million for the first six months of 2007. In the second quarter of 2007, in order to hedge the foreign currency exposure on our proposed combination with OMX, we purchased foreign currency option contracts in May 2007, at the time of the commencement of the bid. The fair value of these contracts at June 30, 2007 was approximately $11.3 million and the unrealized loss for the quarter was $1.7 million.

In order to hedge the foreign currency exposure on our acquisition bid for the LSE, we purchased foreign currency option contracts at the time of the bid, which was the fourth quarter of 2006. The fair value of these contracts at December 31, 2006 was $71.7 million and the unrealized gain for the quarter ended December 31, 2006 was $48.4 million. In conjunction with the lapse of our final offers for the LSE, we traded out of these foreign exchange contracts in February 2007. Due to the improved exchange rate of the dollar when compared to the pound sterling, we recorded a mark to market loss of approximately $7.8 million on these foreign currency option contracts in the first six months of 2007 results. The cumulative realized pre-tax gain on the foreign currency option contracts was approximately $40.6 million. These contracts were cash settled for $63.9 million.

See Note 10, “Fair Value of Financial Instruments,” to the condensed consolidated financial statements for further discussion.

Dividend Income

Dividend income was $14.5 million for the second quarter and first six months of 2007 as compared with $9.2 million for the same periods in 2006. This represents ordinary dividends declared from our investment in the LSE.

Strategic Initiative Costs

In connection with our strategic initiatives related to the LSE, including our acquisition bid, we incurred legal and advisory costs of approximately $1.6 million in the second quarter of 2007 and $26.5 million for the first six months of 2007. See “Investment in the LSE,” of Note 4, “Investments,” to the condensed consolidated financial statements for further discussion.

Minority Interest

Minority interest was zero for the second quarter of 2007 as compared with $0.3 million for the second quarter of 2006 and was $0.1 million for the first six months of 2007 as compared with $0.5 million for the first six months of 2006. We began recording minority interest for Reuters’ minority investment in the Independent Research Network, a joint venture created to help public companies obtain independent analyst coverage, beginning in the third quarter of 2005. Reuters’ investment in the Independent Research Network has been reduced to zero due to losses incurred at the Independent Research Network and 100.0% of the losses are now recorded by us.

Income Taxes

Our income tax provision was $38.2 million for the second quarter of 2007 as compared with $11.1 million for the second quarter of 2006 and $50.8 million for the first six months of 2007 compared with $23.1 million for the first six months of 2006. The overall effective tax rate in the second quarter of 2007 was 40.5% and was 40.0% in the second quarter of 2006. The overall effective tax rate in the first six months of 2007 was 40.6% and was 40.0% in the first six months of 2006. The higher effective tax rates in 2007 is primarily due to an increase in state tax liabilities.

The effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of earnings and losses. These same and other factors, including history of pre-tax earnings and losses, are taken into account in assessing the ability to realize deferred tax assets.

We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized a $1.0 million increase to reserves for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings in the condensed consolidated balance sheet. At the adoption date of January 1, 2007, we had $9.2 million of unrecognized tax benefits of which $7.9 million would affect our effective tax rate if recognized.

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

Cash and Cash Equivalents and Investments and Changes in Cash Flows

The following tables summarize our cash and cash equivalents and investments and changes in cash flows:

	June 30, 2007	December 31, 2006	Percentage Change
	(in millions)
Cash and cash equivalents	$575.0	$322.0	78.6%
Available-for-sale investments, at fair value	1,695.0	1,628.2	4.1%

Total	$2,270.0	$1,950.2	16.4%

	Six Months Ended June 30,
	2007	2006	Percentage Change
	(in millions)
Cash provided by operating activities	$180.3	$95.5	88.8%
Cash provided by (used in) investing activities	67.7	(1,110.6)	#
Cash provided by financing activities	5.0	1,338.7	(99.6)%

#	Denotes a variance greater than 100.0%.

Cash and cash equivalents and available-for-sale investments. Cash and cash equivalents and available-for-sale investments increased from December 2006 primarily as a result of the receipt of cash from trading out of the foreign exchange contracts related to our acquisition bid for the LSE in February 2007, the receipt of an ordinary dividend from the LSE in the first quarter of 2007, collection of additional Section 31 fees and positive cash flow.

Changes in Cash Flows

Cash provided by operating activities. The following items impacted our cash provided by operating activities for the six months ended June 30, 2007:

•	Net income of $74.4 million.

•

Non-cash charges of approximately $41.4 million, comprised primarily of strategic initiative costs of $26.5 million, a clearing contract charge of $10.6 million, a loss on foreign currency option contracts of $9.5 million, and depreciation and amortization of $19.6 million, partially offset by deferred taxes, net of $32.7 million.

•	Increase in deferred revenue of $77.7 million mainly due to Corporate Client Group’s annual billings.

•

An increase in Section 31 fees payable to SEC of $72.2 million, partially offset by an increase in receivables, net of $48.8 million. Section 31 fees payable to SEC increased due to the recording of additional Section 31 fees in connection with The Nasdaq Stock Market’s operation as an exchange as well as the recording of additional rebates payable as a result of increases in market share. Receivables, net increased also due to the recording of additional Section 31 fees and Corporate Client Group’s annual billings.

•

Decrease in accrued personnel costs of $21.5 million primarily due to payment of the 2006 employee incentive compensation in February 2007, partially offset by the 2007 accrual for employee incentive compensation.

During the six months ended June 30, 2006, the following items impacted our cash provided by operating activities:

•	Net income of $34.6 million.

•

Non-cash charges of approximately $60.2 million comprised primarily of depreciation and amortization of $46.0 million and loss on the early extinguishment and refinancing of debt obligations of $20.9 million.

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

Cash provided by (used in) investing activities. The increase in cash provided by (used in) investing activities in the first six months of 2007 compared with the first six months of 2006 is primarily attributable to purchases of available-for-sale investments, including our LSE shares of $1.5 billion and the acquisition of Shareholder.com of $38.1 million both in the first six months of 2006, partially offset by proceeds from redemptions and maturities of available-for-sale investments of $421.1 million also in the first six months of 2006. In addition, in the first six months of 2007, in conjunction with the lapse of our final offers for the LSE in February 2007, we traded out of foreign currency option contracts which were purchased at the time of the commencement of our bid. These contracts were cash settled for $63.9 million which increased our cash provided by investing activities in the first six months of 2007. Partially offsetting this increase was the $13.0 million purchase of foreign currency option contracts for the proposed combination with OMX.

Cash provided by financing activities. Cash provided by financing activities decreased in the first six months of 2007 compared with the first six months of 2006 primarily because of proceeds we received from debt obligations and the net proceeds from our equity offerings in the first six months of 2006, partially offset by funds used for payments of our debt obligations and redemption of our Series C Cumulative preferred stock.

Capital Resources and Working Capital

Working capital (calculated as current assets less current liabilities) was $2.0 billion at June 30, 2007, compared with $1.9 billion at December 31, 2006, a decrease of $0.1 billion.

We have historically been able to generate sufficient funds from operations to meet working capital requirements. At June 30, 2007, except for the un-drawn $75.0 million revolving credit facility obtained in connection with the Credit Facilities, we did not have any lines of credit.

At June 30, 2007, none of our lenders were affiliated with Nasdaq, except to the extent, if any, that H&F and SLP would be deemed affiliates of Nasdaq due to their ownership of the $240 million convertible notes and $201.4 million of the $205 million convertible notes and associated warrants and representation on our board of directors.

Nasdaq considers our investment in the LSE to be a current asset since the common stock of the LSE is listed on its own exchange and its fair value is readily determinable in accordance with paragraph 3B of SFAS 115. Nasdaq continues to have the ability and option to sell this investment in the ordinary course of business either in whole or in part. The ability to sell this investment represents a liquid portion of our capital which would constitute a margin for meeting obligations within the ordinary operating cycle of the business as stated in the definition of working capital in Chapter 3A of ARB 43. In addition, since the investment can be sold making the cash available for current operations, Nasdaq believes this investment also meets the definition of a current asset as defined in Chapter 3A of ARB 43.

Broker Dealer Net Capital Requirements

Our broker-dealer subsidiaries, Nasdaq Execution Services, LLC and NASDAQ Options Services, LLC, are subject to regulatory requirements intended to ensure their general financial soundness and liquidity, which require that they comply with minimum capital requirements. At June 30, 2007, Nasdaq Execution Services was required to maintain minimum net capital of $0.3 million and had total net capital of approximately $26.6 million, or $26.3 million in excess of the minimum amount required. At June 30, 2007, NASDAQ Options Services was also required to maintain minimum net capital of $0.3 million and had total net capital of approximately $4.7 million, or $4.4 million in excess of the minimum amount required.

Credit Facilities

In the second quarter of 2006, we entered into credit facilities to finance the purchase of the LSE shares. At June 30, 2007, total debt obligations outstanding under the Credit Facilities were $1.1 billion. We also have a $75.0 million revolving credit facility still available to drawdown under the Credit Facilities.

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

Financing the Proposed Business Combination with OMX

Assuming full acceptance of the Offer, approximately 60.6 million new Nasdaq shares will be issued pursuant to the Offer and the total cash consideration amount payable by Nasdaq to OMX shareholders will be approximately $1.7 billion (SEK11.4 billion). The total Offer is equivalent to $3.7 billion (SEK 25.1 billion).

The Offer will not be subject to any conditions concerning the availability of financing. The Banks, have agreed to finance the cash consideration of the Offer pursuant to an interim loan agreement. See Note 14, “Proposed Business Combination with OMX,” to the condensed consolidated financial statements for further discussion.

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

We regularly monitor and evaluate the realizable value of our investment security portfolio. When assessing securities for other-than-temporary declines in value, we consider such factors as, among other things, the duration for which the market value had been less than cost, any news that has been released specific to the investee, analyst coverage and the outlook for the overall industry in which the investee operates. For equity securities we also consider the performance of the investee’s stock price in relation to industry indexes and review the investee’s credit profile. There were no impairment charges recorded on our investments during the three and six months ended June 30, 2007 and 2006.

As of June 30, 2007, there were no hedges on our investments. However we periodically re-evaluate our hedging policies and may choose to enter into future transactions. Nasdaq does not currently hedge any variable interest rates on these securities.

Fixed Income Securities

As of June 30, 2007, our fixed income securities have an average duration of 0.08 years. Our primary investment objective for fixed income securities is to preserve principal while maximizing yields, without significantly increasing risk. These securities are subject to interest rate risk and their fair values may fluctuate with changes in interest rates. However, management does not believe that a 100 basis point fluctuation in market interest rates will have a material effect on the carrying value of our fixed income securities at June 30, 2007.

Investment in the LSE

As of June 30, 2007, we own approximately 30.5% of the issued share capital of the LSE. The cost of this investment is approximately GBP 736.5 million, or $1,334.8 million. This investment is accounted for under SFAS 115 with any unrealized gains or losses, including foreign currency fluctuations, recorded as a separate component of accumulated other comprehensive income, net of tax until sold or redeemed.

The fair market value of our investment in the LSE is subject to market price volatility. As of June 30, 2007 the gross unrealized gain on our investment in the LSE was approximately $332.8 million which includes foreign currency gains.

We had purchased foreign currency option contracts in order to hedge the foreign exchange exposure on our acquisition bid for the LSE. This position was marked-to-market at each reporting period resulting in gains and losses, which are included in net income. As of December 31, 2006, the gain recorded in the Consolidated Statements of Income was $48.4 million. In conjunction with the lapse of our final offers for the LSE, we traded out of these foreign exchange contracts in February 2007. Due to the improving exchange rate of the dollar when compared to the pound sterling, we recorded a mark to market loss of approximately $7.8 million on these foreign currency option contracts in first quarter of 2007 results. The cumulative realized pre-tax gain on the foreign currency option contracts was approximately $40.6 million. See Note 10, “Fair Value of Financial Instruments,” to the condensed consolidated financial statements for further discussion.

Debt Obligations

At June 30, 2007, both our $205 million and $240 million convertible notes specify fixed interest rates until October 22, 2012. However, our Credit Facilities specify floating interest rates until maturity in April 2012 and are therefore subject to interest rate risk. Management does not believe that a 100 basis point fluctuation in market interest rates will have a material effect on the carrying value of our outstanding floating rate debt obligations at June 30, 2007. However, due to the stock appreciation on the convertible option feature from $14.50 at the time of issuance to $29.71 at June 30, 2007, the fair value of Nasdaq’s convertible notes exceeds its carrying value.

As of June 30, 2007, Nasdaq does not currently hedge any variable interest rates on our debt obligations. However we periodically reevaluate our hedging policies and may choose to enter into future transactions.

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

I tem 1A.	Risk Factors

Please refer to our most recent Form 10-K to read about the material risks we face.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases made in the fiscal quarter ended June 30, 2007 (in whole number of shares):

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Units)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 2007	—	—	—	—
May 2007	31,055	$31.80	—	—
June 2007	—	—	—	—

Total	31,055	—	—	—

The shares repurchased during May 2007 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

At our annual meeting of stockholders on May 23, 2007, the following matters set forth in our Proxy Statement dated April 20, 2007, which was filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, were voted upon with the results indicated below.

1.	The nominees listed below were elected directors for one-year terms with the respective votes set forth opposite their names.

	For	Withheld
H. Furlong Baldwin	91,937,162	1,780,548
Michael Casey	91,470,695	2,247,015
Daniel Coleman	92,003,639	1,714,071
Lon Gorman	91,992,033	1,725,677
Robert Greifeld	91,971,501	1,746,209
Patrick J. Healy	91,966,881	1,750,829
Glenn H. Hutchins	91,429,347	2,288,363
Merit E. Janow	92,008,373	1,709,337
John D. Markese	92,001,292	1,716,418
Thomas F. O’Neill	91,964,203	1,753,507
James S. Riepe	92,003,664	1,714,046
Thomas G. Stemberg	91,986,931	1,730,779
Deborah L. Wince-Smith	91,989,029	1,728,681

2.	A proposal seeking ratification of the appointment of Ernst & Young LLP as Nasdaq’s independent registered public accounting firm for the fiscal year ending December 31, 2007, was approved, with 92,260,445 votes cast for, 830,215 votes cast against, and 627,050 abstentions.

3.	A proposal seeking approval of Nasdaq’s amended and restated equity incentive plan to, among other things, allow grants of performance compensation awards, was approved, with 49,193,521 votes cast for, 20,805,500 votes cast against, 138,428 abstentions and 23,580,261 broker non-votes.

Item 5.	Other Information

The information set forth under “Financing the Offer” in Part I, Item 1, Note 14 is incorporated herein by reference.

Item 6.	Exhibits

The exhibits required by this item are listed on the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE NASDAQ STOCK MARKET, INC.
(Registrant)

Date: August 1, 2007	By:	/s/ ROBERT GREIFELD
	Name:	Robert Greifeld
	Title:	President and Chief Executive Officer

Date: August 1, 2007	By:	/s/ DAVID P. WARREN
	Name:	David P. Warren
	Title:	Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number
10

Interim Loan Agreement, dated August 1, 2007 among The Nasdaq Stock Market, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent and the other lenders party thereto.

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