Form 10-Q
period 2007-09-30
NASDAQ STOCK MARKET INC
filed 2007-11-09
CIK 1120193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2007
Common Stock, $.01 par value per share	113,785,836 shares

The Nasdaq Stock Market, Inc.

Form 10-Q

For the Quarterly Period Ended September 30, 2007

About This Form 10-Q

Unless otherwise noted, in this Form 10-Q, the terms “Nasdaq,” “we,” “us” and “our” refer to The Nasdaq Stock Market, Inc. and its wholly-owned subsidiaries. The terms the “Exchange” and “The Nasdaq Stock Market” refer to The NASDAQ Stock Market LLC and its wholly-owned subsidiaries.

This Quarterly Report on Form 10-Q includes market share and industry data that we obtained from industry publications and surveys, reports of governmental agencies and internal company surveys. Industry publications and surveys generally state that the information they contain has been obtained from sources believed to be reliable, but we cannot assure you that this information is accurate or complete. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Statements as to our market position are based on the most currently available market data. For market comparison purposes, data in this Quarterly Report on Form 10-Q for initial public offerings, or IPOs, is based on data provided by Thomson Financial, which does not include best efforts underwritings, and we have chosen to exclude closed-end funds; therefore, the data may not be comparable to other publicly-available initial public offering data. Data in this Quarterly Report on Form 10-Q for secondary offerings is also based on data provided by Thomson Financial. Data in this Quarterly Report on Form 10-Q for new listings of equity securities on The Nasdaq Stock Market is based on data generated internally by us, which includes best efforts underwritings and issuers that switched from other listing venues, closed-end funds and exchange traded funds, or ETFs. IPOs, secondary offerings and new listings data is presented as of period end. While we are not aware of any misstatements regarding industry data presented herein, our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed in the “Risk Factors” sections in our Preliminary Proxy Statement filed with the SEC on November 5, 2007 and our Annual Report on Form 10-K for the year ended December 31, 2006.

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

•

the scope, nature or impact of the transactions contemplated by Nasdaq’s agreements with Borse Dubai Limited, a Dubai company, or Borse Dubai, and OMX AB (publ), a public company organized under the laws of Sweden, or OMX, the proposed business combination with OMX, the proposed acquisitions of the Boston Stock Exchange, the Philadelphia Stock Exchange and other acquisitions, dispositions, investments or other transactional activities;

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

•

our ability to implement our strategic initiatives and any consequences from our pursuit of our corporate strategy, including the proposed transactions with Borse Dubai and OMX, the proposed business combination with OMX and the acquisitions of the Boston Stock Exchange and the Philadelphia Stock Exchange;

•	competition, economic, political and market conditions and fluctuations, including interest rate risk;

•	government and industry regulation; or

•	adverse changes that may occur in the securities markets generally.

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the uncertainty and any risk related to forward-looking statements that we make. These risk factors are more fully described in the “Risk Factors” sections in our Preliminary Proxy Statement filed with the SEC on November 5, 2007 and our Annual Report on Form 10-K for the year ended December 31, 2006. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. You should carefully read this entire Form 10-Q, including “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our condensed consolidated financial statements and the related notes. Except as required by the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

The Nasdaq Stock Market, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

The Nasdaq Stock Market, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues
Market Services	$578,668	$343,037	$1,561,550	$1,027,925
Issuer Services	73,229	59,742	210,321	182,000
Other	64	80	235	411

Total revenues	651,961	402,859	1,772,106	1,210,336
Cost of revenues
Liquidity rebates	(291,240)	(153,196)	(754,743)	(491,027)
Brokerage, clearance and exchange fees	(150,777)	(78,513)	(416,674)	(214,964)

Total cost of revenues	(442,017)	(231,709)	(1,171,417)	(705,991)

Revenues less liquidity rebates, brokerage, clearance and exchange fees	209,944	171,150	600,689	504,345

Operating Expenses
Compensation and benefits	51,971	47,560	145,948	144,446
Marketing and advertising	4,146	3,487	13,247	12,338
Depreciation and amortization	9,662	14,312	29,296	60,332
Professional and contract services	6,433	6,764	23,466	22,993
Computer operations and data communications	6,642	9,488	22,754	29,704
Provision for bad debts	162	(2,152)	2,292	(260)
Occupancy	8,219	9,492	26,059	25,677
Regulatory	7,668	—	21,504	—
General, administrative and other	31,193	5,773	51,975	37,328

Total direct expenses	126,096	94,724	336,541	332,558
Support costs from related parties, net	—	8,567	—	25,789

Total operating expenses	126,096	103,291	336,541	358,347

Operating income	83,848	67,859	264,148	145,998
Interest income	9,527	7,566	22,846	18,319
Interest expense	(23,434)	(25,655)	(70,488)	(66,504)
Gain on foreign currency option contracts	35,257	—	25,748	—
Dividend income	—	—	14,540	9,223
Gain on sale of strategic initiative	431,383	—	431,383	—
Strategic initiative costs	—	—	(26,511)	—
Minority interest	—	134	96	587

Income before income taxes	536,581	49,904	661,762	107,623
Income tax provision	171,588	19,678	222,324	42,765

Net income	$364,993	$30,226	$439,438	$64,858

Net income applicable to common stockholders:
Net income	$364,993	$30,226	$439,438	$64,858
Preferred stock:
Dividends declared	—	—	—	(359)
Accretion of preferred stock	—	—	—	(331)

Net income applicable to common stockholders	$364,993	$30,226	$439,438	$64,168

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Basic and diluted earnings per share:
Basic	$3.23	$0.27	$3.90	$0.63

Diluted	$2.41	$0.22	$2.94	$0.51

See accompanying notes to condensed consolidated financial statements.

The Nasdaq Stock Market, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and par value amounts)

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,258,662	$321,995
Available-for-sale investments, at fair value	9,201	1,628,209
Receivables, net	274,144	233,266
Deferred tax assets	104,729	11,098
Other current assets	64,194	117,978

Total current assets	1,710,930	2,312,546

Property and equipment, net	62,010	65,269
Non-current deferred tax assets	58,049	96,986
Goodwill	975,740	1,028,746
Intangible assets, net	186,511	199,619
Other assets	6,778	13,286

Total assets	$3,000,018	$3,716,452

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$127,530	$110,649
Section 31 fees payable to SEC	19,715	60,104
Accrued personnel costs	47,127	55,565
Deferred revenue	93,779	56,447
Income tax payable	160,789	44,065
Other accrued liabilities	75,658	28,031
Deferred tax liabilities	232	94,993
Current portion of debt obligations	—	10,681

Total current liabilities	524,830	460,535
Debt obligations	443,088	1,492,947
Non-current deferred tax liabilities	91,059	115,791
Non-current deferred revenue	93,776	90,644
Other liabilities	66,548	99,084

Total liabilities	1,219,301	2,259,001
Minority interest	—	96

Stockholders’ equity
Common stock, $0.01 par value, 300,000,000 shares authorized, shares issued: 130,713,703 at September 30, 2007 and 130,708,873 at December 31, 2006; shares outstanding: 113,503,469 at September 30, 2007 and 112,317,987 at December 31, 2006	1,307	1,307
Preferred stock, 30,000,000 shares authorized, none issued or outstanding	—	—
Additional paid-in capital	1,063,836	1,046,599
Common stock in treasury, at cost: 17,210,234 shares at September 30, 2007 and 18,390,886 shares at December 31, 2006	(225,169)	(239,752)
Accumulated other comprehensive income	(10,692)	136,204
Retained earnings	951,435	512,997

Total stockholders’ equity	1,780,717	1,457,355

Total liabilities, minority interest and stockholders’ equity	$3,000,018	$3,716,452

See accompanying notes to condensed consolidated financial statements.

The Nasdaq Stock Market, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2007	2006
Reconciliation of net income to cash provided by operating activities
Net income	$439,438	$64,858
Non-cash items included in net income:
Depreciation and amortization	29,296	60,332
Share-based compensation	11,880	7,521
Income tax benefit related to share-based compensation	(9,392)	(20,207)
Provision for bad debts	2,292	(260)
Loss on the early extinguishment and refinancing of debt obligations	5,836	20,884
Gain on foreign currency option contracts	(25,748)	—
Deferred taxes, net	(20,053)	(3,297)
Loss on the write-down of assets held-for-sale	—	5,925
Clearing contract charge	10,620	—
Strategic initiative costs	26,511	—
Gain on sale of strategic initiative	(431,383)	—
Other non-cash items included in net income	(2,304)	1,207
Net change in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	(58,374)	6,366
Other assets	22,710	(12,114)
Accounts payable and accrued expenses	(16,639)	(11,831)
Section 31 fees payable to SEC	(40,389)	13,877
Accrued personnel costs	(8,439)	(13,467)
Deferred revenue	40,148	35,632
Income tax payable	145,876	22,539
Other accrued liabilities	33,014	(20,225)
Payables to related parties	—	(8,727)
Other liabilities	(37,910)	(2,345)

Cash provided by operating activities	116,990	146,668

Cash flows from investing activities
Proceeds from sales and redemptions of available-for-sale investments	1,859,430	453,195
Proceeds from maturities of available-for-sale investments	47,910	38,750
Purchases of available-for-sale investments	(80,400)	(1,650,966)
Purchases of foreign currency option contracts	(12,988)	—
Settlement of foreign currency option contracts	67,937	—
Acquisitions of businesses, net of cash and cash equivalents acquired	(8,000)	(53,959)
Purchases of property and equipment	(13,677)	(12,260)
Other	348	30,541

Cash provided by (used in) investing activities	1,860,560	(1,194,699)
Cash flows from financing activities
Payments of debt obligations	(1,060,823)	(1,436,509)
Proceeds from debt obligations	—	1,850,000
Net proceeds from equity offerings	—	972,719
Issuances of common stock, net of treasury stock purchases	10,548	21,981
Series C Cumulative preferred stock redemptions and dividends	—	(105,059)
Income tax benefit related to share-based compensation	9,392	20,207

Cash (used in) provided by financing activities	(1,040,883)	1,323,339
Increase in cash and cash equivalents	936,667	275,308

	Nine Months Ended September 30,
	2007	2006
Cash and cash equivalents at beginning of period	321,995	165,237

Cash and cash equivalents at end of period	$1,258,662	$440,545

Supplemental Disclosure Cash Flow Information
Cash paid for:
Interest	$72,168	$26,373
Income taxes, net of refund	$97,253	$19,724

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

Prior to December 20, 2006, we were a subsidiary of the Financial Industry Regulatory Authority, or FINRA, which was formerly known as National Association of Securities Dealers, Inc., or NASD. FINRA maintained voting control over us through its ownership of one outstanding share of our Series D preferred stock and FINRA consolidated our financial position and results of operations in its consolidated financial statements. In connection with the process of our becoming fully operational as a registered national securities exchange, we redeemed for $1.00 the one share of Series D preferred stock previously held by FINRA on December 20, 2006. FINRA achieved full divestiture of ownership of our common stock with the sale of all of its remaining shares of our common stock in July 2006.

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

Recent Accounting Pronouncement

We adopted the provisions of Financial Accounting Standards Board, or FASB, Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” or FIN 48, on January 1, 2007. As a result of the implementation of FIN 48, we recognized a $1.0 million increase to reserves for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings in the condensed consolidated balance sheet. For further discussion, see Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Income Taxes”.

2. Goodwill and Purchased Intangible Assets

Purchase Acquisition

On July 2, 2007, we acquired Directors Desk LLC, a privately held, Washington-based firm which provides technology to boards of public and private companies in the U.S. and abroad for $8.0 million in cash. Directors Desk is part of our Issuer Services Segment.

The following table presents a summary of the Directors Desk acquisition:

Purchase Consideration	Total Net (Liabilities) Acquired	Purchased Intangible Assets	Goodwill
(in thousands)
$8,000	$(162)	$1,660	$6,502

The condensed consolidated financial statements include the operating results from the date of acquisition.

The following table presents the details of the purchased intangible assets acquired in the Directors Desk acquisition:

Technology		Customer Relationships		Total
Estimated Useful Life (in Years)	Amount	Estimated Useful Life (in Years)	Amount	Amount
(in thousands, except years)
4.5	$750	20	$910	$1,660

Goodwill

The following table presents the changes in goodwill by business segment during the nine months ended September 30, 2007:

	Market Services	Issuer Services	Total
	(in thousands)
Balance at December 31, 2006	$964,985	$63,761	$1,028,746
Goodwill acquired	—	6,502	6,502
Purchase accounting adjustments	(58,792)	(716)	(59,508)

Balance at September 30, 2007	$906,193	$69,547	$975,740

The purchase accounting adjustments for Market Services primarily relate to the release of a valuation allowance against goodwill. Due to the capital gain on the sale of the share capital of the London Stock Exchange Group plc, or LSE, Nasdaq is now able to utilize capital loss carryforwards which were previously reserved for through a valuation allowance. See Note 4, “Investments,” for further discussion of the sale of the share capital of the LSE. As we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, we acquired operating and capital loss carryforwards and recorded a deferred tax asset on the 2005 sale of Instinet’s Institutional Brokerage division. In connection with the INET acquisition, this division was sold to an affiliate of Silver Lake Partners, or SLP. We initially believed that it was more likely than not that we would not realize a deferred tax asset with respect to the capital loss carryforwards, and therefore established a valuation allowance through goodwill. However, as a result of the capital gain generated on the sale of the share capital of the LSE, we are now able to utilize the capital loss carryforwards and therefore, released the valuation allowance that we recorded at the time of the INET acquisition, which resulted in a decrease to goodwill in accordance with Statement of Financial Accounting Standards, or SFAS, No. 109 “Accounting for Income Taxes,” or SFAS 109.

The purchase accounting adjustments for Issuer Services primarily relate to the Shareholder.com acquisition. The goodwill acquired for Issuer Services relates to the acquisition of Directors Desk.

Purchased Intangible Assets

The following table presents details of our total purchased intangible assets, both finite and indefinite lived:

	September 30, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
	(in thousands)
Technology	$29,409	$(20,017)	$9,392	$28,659	$(18,108)	$10,551
Customer relationships	206,410	(32,955)	173,455	205,500	(20,972)	184,528
Other(1)	5,640	(1,976)	3,664	5,640	(1,100)	4,540

Total	$241,459	$(54,948)	$186,511	$239,799	$(40,180)	$199,619

(1)	Includes a $2.4 million trade name which we determined to have an indefinite estimated useful life.

Amortization expense for purchased intangible assets was $5.0 million for the three months ended September 30, 2007 and $14.8 million for the nine months ended September 30, 2007 compared to $7.8 million for the three months ended September 30, 2006 and $26.2 million for the nine months ended September 30, 2006. The decrease in amortization expense in 2007 is primarily due to a change in the estimated useful life of technology assets in December 2005 as a result of our acquisition of INET and migration to a single trading platform. These assets were fully amortized in the third quarter of 2006.

The estimated amortization expense of purchased intangible assets, assuming no change in depreciable life, as of September 30, 2007 is as follows:

(in thousands)
2007	$4,899
2008	19,595
2009	19,553
2010	19,263
2011	17,030
2012 and thereafter	103,771

Total	$184,111

3. Cost Reduction Program and INET Integration

Charges associated with our cost reduction program ceased during the second quarter of 2007 and charges associated with our integration of INET ceased during the first quarter of 2007. We incurred charges of approximately $4.1 million in the first nine months ended September 30, 2007 in connection with actions we took to improve our operational efficiency as well as to integrate INET. We incurred similar charges of approximately $4.8 million in the third quarter of 2006 and $36.3 million in the nine months ended September 30, 2006. The following table summarizes these charges which are included in the Condensed Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions)		(in millions)
Real estate consolidation	$—	$0.5	$—	$5.9
Reductions in force	—	0.9	2.5	5.2
Technology migration	—	3.4	1.6	25.2

Total cost reduction charges	$—	$4.8	$4.1	$36.3

Real Estate Consolidation

In connection with our review of our owned and leased real estate which began in 2003, we have consolidated staff into fewer locations and have saved significant costs. As part of our real estate consolidation plans, in the second quarter of 2006, we decided to sell our building and related assets located at 80 Merritt Boulevard, Trumbull, Connecticut. As a result of this decision, the carrying value of the building and related assets was adjusted to $30.8 million, its fair market value less costs to sell, which was determined based on a quoted market price from an independent third party. This resulted in a $5.4 million charge recorded in the second quarter of 2006. In July 2006, we completed the sale of this building and related assets for approximately $30.3 million and an additional $0.5 million charge was recorded in the third quarter of 2006 for a total charge of $5.9 million for the nine months ended September 30, 2006. These charges are included in general, administrative and other expense in the Condensed Consolidated Statements of Income. There were no charges related to real estate consolidation in 2007.

Reductions in Force

We eliminated 35 positions in the nine months ended September 30, 2007 and 74 positions in the nine months ended September 30, 2006 and recorded charges of $2.5 million in the nine months ended September 30, 2007 and $5.2 million in the nine months ended September 30, 2006 for severance and outplacement costs. We eliminated 10 positions in the third quarter of 2006 and recorded a charge of $0.9 million for similar costs. These charges were included in compensation and benefits expense in the Condensed Consolidated Statements of Income. We paid approximately $1.0 million during the third quarter of 2007 and $1.3 million during the third quarter of 2006 and $3.8 million during the nine months ended September 30, 2007 and $2.1 million during the nine months ended September 30, 2006 for these severance and outplacement costs. We expect to pay the remainder of the severance and outplacement costs relating to these reductions in force totaling $1.2 million through the second quarter of 2008.

Technology Migration

As a result of a continued review of our technology infrastructure, we previously shortened in 2005 the estimated useful life of certain assets and changed the lease terms on certain operating leases associated with our quoting platform and our trading and quoting network, which resulted in incremental depreciation and amortization expense. The INET integration, which is now complete, accelerated our migration to a low-cost trading platform. As a result, the charges associated with these assets were $1.6 million in the nine months ended September 30, 2007 and the majority of the charges were included in depreciation and amortization expense in the Condensed Consolidated Statements of Income. The charges associated with these assets for the third quarter of 2006 were $3.4 million and $25.2 million in the nine months ended September 30, 2006 and the majority of these charges were also included in depreciation and amortization expense in the Condensed Consolidated Statements of Income.

4. Investments

The following tables summarize investments classified as available-for-sale that are carried at fair market value in the Condensed Consolidated Balance Sheets:

September 30, 2007	Cost	Gross Unrealized Gains	Estimated Fair Market Value
	(in thousands)
U.S. treasury securities and obligations of U.S. government agencies	$4,000	$1	$4,001
Corporate bonds	5,200	—	5,200

Total available-for-sale debt securities	$9,200	$1	$9,201

December 31, 2006	Cost	Gross Unrealized Gains (Losses)	Estimated Fair Market Value
	(in thousands)
U.S. treasury securities and obligations of U.S. government agencies	$17,700	$(73)	$17,627
Corporate bonds	27,819	(58)	27,761
Other securities	6,391	(6)	6,385

Total available-for-sale debt securities	51,910	(137)	51,773
Investment in the LSE	1,334,846	241,590 (1)	1,576,436

Total	$1,386,756	$241,453	$1,628,209

(1)	Amount includes foreign currency gains.

At September 30, 2007 and December 31, 2006, all available-for-sale debt securities are due within one year.

Investment in the LSE

On September 25, 2007, Nasdaq, through its wholly-owned subsidiary Nightingale Acquisition Limited, or NAL, sold 28.0% of the share capital of the LSE to Borse Dubai for $1,590.7 million in cash. Nasdaq sold the remaining substantial balance of its holdings in the LSE in open market transactions for approximately $193.5 million in cash on September 26, 2007 for total proceeds of $1,784.2 million. As a result of the sale, Nasdaq recognized a $431.4 million pre-tax gain which is net of $18.0 million of costs directly related to the sale, primarily broker fees.

On September 28, 2007, Nasdaq used approximately $1,055.5 million of the proceeds from the above transactions to repay in full and terminate our Credit Facilities. See Note 6, “Debt Obligations,” for further discussion.

At December 31, 2006, Nasdaq’s ownership investment in the LSE was accounted for in accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities,” or SFAS 115, and we included our LSE shares in available-for-sale investments, at fair value in the Condensed Consolidated Balance Sheets. Unrealized gains and losses, including foreign currency gains/losses, were included in accumulated other comprehensive income in the Condensed Consolidated Balance Sheets until the sale of the shares in September 2007.

In accordance with FIN 35, “Criteria for Applying the Equity Method of Accounting for Investments in Common Stock an interpretation of APB Opinion 18,” or FIN 35, and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” or APB 18, an investment (direct or indirect) of 20%, such as ours in the LSE, would generally lead to a presumption that an investor has the ability to exercise significant influence over an investee, requiring the investment to be accounted for under the equity method of accounting. We concluded that we were not able to exercise significant influence over the operational and financial policies of the LSE pursuant to paragraph 4d of FIN 35. The equity method of accounting for our investment in the LSE would have required the LSE to routinely provide us with certain non-public information and information not available to its other shareholders, in order to convert LSE’s results to U.S. GAAP and prepare a full purchase price allocation as required under APB 18. This information was not available to us. Therefore, we concluded that we did not exert significant influence over the LSE pursuant to APB 18.

Nasdaq considered our investment in the LSE to be a current asset since the common stock of the LSE is listed on its own exchange and its fair value was readily determinable in accordance with paragraph 3B of SFAS 115. Nasdaq had the ability and option to sell this investment in the ordinary course of business either in whole or in part. The ability to sell this investment represented a liquid portion of our capital which would constitute a margin for meeting obligations within the ordinary operating cycle of the business as stated in the definition of working capital in Chapter 3A of ARB 43, “Restatement and Revision of Accounting Research Bulletins”. In addition, since the investment could be sold making the cash available for current operations, Nasdaq believed this investment also met the definition of a current asset as defined in Chapter 3A of ARB 43.

As of March 31, 2007, we incurred costs of approximately $24.9 million in connection with our strategic initiatives related to the LSE, including our acquisition bid. These costs, including legal and advisory fees, were included in other current assets in the Consolidated Balance Sheet at December 31, 2006. In conjunction with the lapse of our final offers for the LSE in February 2007, these costs were charged to expense during the first quarter of 2007. During the second quarter of 2007, we incurred similar costs of $1.6 million for a total charge of $26.5 million as of June 30, 2007 which is included in strategic initiative costs in the Condensed Consolidated Statements of Income. We did not incur any additional costs in the third quarter of 2007.

5. Deferred Revenue

Our deferred revenue at September 30, 2007 is primarily related to Corporate Client Group fees and will be recognized in the following years:

	Initial Listing Fees	Listing of Additional Shares	Annual and Other	Total
	(in thousands)
Fiscal year ended:
2007	$5,539	$10,078	$36,526	$52,143
2008	20,212	32,904	310	53,426
2009	16,873	22,079	—	38,952
2010	13,120	12,508	—	25,628
2011 and thereafter	14,525	2,881	—	17,406

	$70,269	$80,450	$36,836	$187,555

Our deferred revenue for the nine months ended September 30, 2007 and 2006 is reflected in the following tables. The additions primarily reflect Corporate Client Group revenues from listing fees charged during the period while the amortization primarily reflects Corporate Client Group revenues from listing fees recognized during the respective period.

	Initial Listing Fees	Listing of Additional Shares	Annual and Other	Total
	(in thousands)
Balance at January 1, 2007	$71,054	$73,829	$2,208	$147,091
Additions	15,689	36,819	146,987	199,495
Amortization	(16,474)	(30,198)	(112,359)	(159,031)

Balance at September 30, 2007	$70,269	$80,450	$36,836	$187,555

Balance at January 1, 2006	$69,678	$74,766	$1,168	$145,612
Additions	17,306	35,185	126,131	178,622
Amortization	(17,878)	(27,463)	(95,781)	(141,122)

Balance at September 30, 2006	$69,106	$82,488	$31,518	$183,112

6. Debt Obligations

The following table presents the changes in our debt obligations during the nine months ended September 30, 2007:

	December 31, 2006	Payments and Accretion	September 30, 2007
	(in thousands)
3.75% convertible notes due October 22, 2012 (net of premium and discount)	$442,805	$283	$443,088
$825.0 million senior credit agreement due April 18, 2012, with a letter of credit subfacility and swingline loan facility limited to $400.0 million (average interest rate of 7.11% through September 28, 2007)	726,450	(726,450)	—
$434.8 million secured term loan credit agreement due April 18, 2012 (average interest rate of 7.11% through September 28, 2007)	334,373	(334,373)	—

Total debt obligations	1,503,628	(1,060,540)	443,088
Less current portion	(10,681)	10,681	—

Total long-term debt obligations	$1,492,947	$(1,049,859)	$443,088

3.75% Convertible Notes

The 3.75% convertible notes include $205.0 million convertible notes issued at a discount to SLP ($141.4 million), Hellman & Friedman, or H&F, ($60.0 million), and other partners ($3.6 million) and $240.0 million convertible notes issued at a premium to H&F. The $205.0 million convertible notes are convertible into 14,137,931 shares of our common stock at a price of $14.50 per share subject to adjustment, in general, for any stock split, dividend, combination, recapitalization or similar event. SLP also was issued warrants to purchase 1,523,325 shares of our common stock and H&F was issued warrants to purchase 646,552 shares of our common stock at a price of $14.50. The warrants became exercisable on April 22, 2006 and expire on December 8, 2008, the third anniversary of the closing of the INET acquisition. The $240.0 million convertible notes also are convertible into 16,551,724 shares of our common stock at a price of $14.50 per share subject to adjustment, in general, for stock splits, dividends, combinations, recapitalizations or similar events. H&F also was issued additional warrants to purchase 2,753,448 shares of our common stock at a price of $14.50 per share. These warrants also became exercisable on April 22, 2006 and expire on December 8, 2008, the third anniversary of the closing of the INET acquisition.

On an as-converted basis at September 30, 2007, H&F owned an approximate 17.9% equity interest in us as a result of its ownership of the $240.0 million convertible notes, $60.0 million of the $205.0 million convertible notes, 3,400,000 shares underlying warrants and 500,000 shares of common stock purchased from us in a separate transaction. On an as-converted basis at September 30, 2007, SLP owned an approximate 9.0% equity interest in us as a result of its ownership of $141.4 million of the $205.0 million convertible notes and 1,523,325 shares underlying warrants.

At September 30, 2007, we were in compliance with the covenants under our 3.75% convertible notes.

On November 8, 2007, we announced that H&F sold 23,545,368 shares of our common stock in a public offering. The shares sold consisted of shares issued through the conversion of the 3.75% convertible notes issued to H&F, the cashless exercise of the warrants issued to H&F, as well as shares held outright by H&F. Nasdaq will not receive any of the proceeds from the offering. See “Secondary Offering of Nasdaq Common Stock,” of Note 16, “Subsequent Events,” for further discussion.

Credit Facilities

On September 28, 2007, Nasdaq used $1,055.5 million of the proceeds from its sale of the share capital of the LSE to repay in full and terminate the $825.0 million senior credit agreement and the $434.8 million secured term loan credit agreement, or the Credit Facilities. See Note 4, “Investments,” for further discussion of the sale of the share capital of the LSE. In connection with the early extinguishment of the Credit Facilities, we recorded a pre-tax charge of $5.8 million for the loss on early extinguishment of debt, which is included in general, administrative and other expense in the Condensed Consolidated Statements of Income.

Under the Credit Facilities, we were required to make quarterly principal amortization payments. During the nine months ended September 30, 2007, we paid approximately $3.6 million on the $825.0 million senior credit agreement and approximately $1.7 million on the $434.8 million term loan credit agreement. We were permitted to prepay borrowings under the Credit Facilities at any time in whole or in part, subject to our remaining in compliance with our debt covenants and our obligation to pay additional fees in certain circumstances. We were required to make mandatory prepayments upon the receipt of net proceeds in the case of a sale, transfer or other disposition of an asset or other events as described in the Credit Facilities. Beginning in 2007, we also were required to use a percentage of our prior year’s excess cash flow to prepay loans outstanding under the Credit Facilities. The percentage of cash flow we were required to use for prepayments varied depending on our leverage ratio at the end of the year for which cash flow is calculated, with the maximum prepayment percentage set at 50.0%. No prepayment was required during the first nine months of 2007 based on our optional net prepayment in November 2006 and our excess cash flow. However, due to the sale of the share capital of the LSE, Nasdaq was required to pay the Credit Facilities in full with the proceeds from the sale.

New Credit Facilities

In connection with the proposed acquisition of OMX shares from Borse Dubai, or the Acquisition, Nasdaq has received a debt commitment letter dated as of November 6, 2007. See Note 14, “Proposed Transactions with Borse Dubai and OMX,” for further discussion of the transactions with Borse Dubai and the financing of the Acquisition.

7. Employee Benefits

We maintain a non-contributory defined-benefit pension plan, or Pension Plan, a Supplemental Executive Retirement Plan, or SERP, for eligible senior executives and other benefit plans for eligible employees. For information on our Pension Plan, SERP and post-retirement plan actuarial assumptions, see Nasdaq’s Annual Report on Form 10-K for the year ended December 31, 2006.

In the first quarter of 2007, we announced that our Pension Plan and SERP were frozen effective May 1, 2007. Future service and salary for all participants will not count toward an accrual of benefits under the Pension Plan and SERP after April 30, 2007. All of the other features of the Pension Plan and SERP remain unchanged. As a result of the Pension Plan and SERP freeze, a curtailment gain of approximately $6.5 million was recognized in compensation and benefits expense in the Condensed Consolidated Statements of Income in the first quarter of 2007. This amount was an estimate of the remaining unrecognized prior service cost at May 1, 2007. During the second quarter of 2007, the estimate was updated and an additional SERP curtailment loss of $0.4 million was recognized in compensation and benefits expense in the Condensed Consolidated Statements of Income. The cumulative curtailment gain for the nine months ended September 30, 2007 is approximately $6.1 million.

We also added a new profit-sharing contribution feature to our 401(k) plan. Eligible employees will receive employer retirement contributions, or ERCs, when we meet our annual corporate financial goals. In addition, we adopted a supplemental ERC for select highly compensated employees whose ERCs are limited by the annual Internal Revenue Service compensation limit. The ERC and supplemental ERC began on July 1, 2007.

The following table sets forth the components of net periodic pension, SERP and post-retirement benefits cost recognized in compensation and benefits expense in the Condensed Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Components of net periodic benefit cost
Service cost	$4	$1,904	$2,298	$5,050
Interest cost	826	1,081	2,675	2,991
Expected return on plan assets	(706)	(684)	(2,096)	(2,122)
Amortization of unrecognized transition asset	(9)	(14)	(28)	(43)
Recognized net actuarial loss	12	460	535	1,083
Prior service cost recognized	4	(129)	(196)	(399)
Settlement loss (gain) recognized	750	(17)	750	331
Curtailment gain	—	—	(6,028)	—

Benefit cost (gain)	$881	$2,601	$(2,090)	$6,891

We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006 that we expected to contribute $3.3 million to our Pension Plan in 2007 to meet our quarterly contribution requirements. In order to maintain a 90.0% funded current liability percentage as of January 1, 2007, we contributed an additional $3.1 million to our Pension Plan for a total of $6.4 million as of September 30, 2007.

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

In December 2006, we granted non-qualified stock options and restricted stock awards to all active employees which also includes a performance based accelerated vesting feature based on us achieving specific levels of performance. If we achieve the applicable performance parameters, 50.0% of such grant will vest on the fourth anniversary of the grant date. If we exceed the applicable performance parameters, 50.0% of the award will vest on the third anniversary of the grant date, or will be extended to vest on the fifth anniversary of the grant date if applicable performance parameters are not met. The remaining 50.0% of such grant shall vest on the fifth anniversary of the grant date, subject to accelerated vesting of the award on the fourth anniversary of the grant date, or extended vesting on the sixth anniversary of the grant date, based upon achievement of the applicable performance parameters. Options issued under this grant also expire ten years from the grant date.

Additionally, our Employee Stock Purchase Plan, or ESPP, allows eligible employees to purchase a limited number of shares of our common stock at six-month intervals, called offering periods, at 85.0% of the lower of the fair market value on the first or the last day of each offering period. The 15.0% discount given to our employees is included in compensation and benefits expense in the Condensed Consolidated Statements of Income.

Shares issued as a result of stock option exercises, restricted stock awards and our ESPP are generally first issued out of common stock in treasury. As of September 30, 2007, we had approximately 6.9 million shares of common stock reserved for future issuance under our stock option and restricted stock award plan and ESPP.

The following table shows the total share-based compensation expense resulting from stock options, restricted stock awards and the 15.0% discount for the ESPP for the three and nine months ended September 30, 2007 and 2006 in the Condensed Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Share-based compensation expense before income taxes	$4,316	$2,077	$11,880	$7,521
Income tax benefit	(1,707)	(815)	(4,699)	(2,950)

Total share-based compensation expense after income taxes	$2,609	$1,262	$7,181	$4,571

We received net cash proceeds of $4.9 million from the exercise of approximately 0.5 million stock options for the three months ended September 30, 2007 and received net cash proceeds of $10.2 million from the exercise of approximately 1.1 million stock options for the nine months ended September 30, 2007. We received net cash proceeds of $1.9 million from the exercise of approximately 0.2 million stock options for the three months ended September 30, 2006 and received net cash proceeds of $23.8 million from the exercise of approximately 2.0 million stock options for the nine months ended September 30, 2006. In accordance with SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123(R), we present excess tax benefits from the exercise of stock options, if any, as financing cash flows.

We estimated the fair value of share-based awards using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Expected life (in years)	5	5	5	5
Weighted-average risk free interest rate	4.73%	4.87%	4.61%	4.60%
Expected volatility	35.0%	35.0%	35.0%	33.3%
Dividend yield	—	—	—	—
Weighted-average fair value at grant date	$12.32	$10.68	$12.15	$12.89

Our computation of expected life is based on historical exercise patterns. The interest rate for periods within the expected life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. Our computation of expected volatility is based on a combination of historical and market-based implied volatility. Our former Credit Facilities prohibited us from paying dividends. Before our former Credit Facilities had been in place, it was not our policy to declare or pay cash dividends on our common stock. We expect our future credit facilities to prohibit us from paying dividends. See Note 14, “Proposed Transactions with Borse Dubai and OMX,” for further discussion of future credit facilities.

A summary of stock option activity for the nine months ended September 30, 2007 is as follows:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at January 1, 2007	11,643,975	$14.24	7.5	$205,875

Grants	49,328	31.38
Exercises	(1,056,363)	9.63
Forfeitures or expirations	(536,025)	17.77

Outstanding at September 30, 2007	10,100,915	$14.62	7.1	$233,453

Exercisable at September 30, 2007	4,640,792	$8.73	6.1	$134,437

The aggregate intrinsic value in the above table represents the total pre-tax intrinsic value (i.e., the difference between our closing stock price on September 30, 2007 of $37.68 and the exercise price, times the number of shares) based on stock options with an exercise price less than Nasdaq’s closing price of $37.68 as of September 30, 2007, which would have been received by the option holders had the option holders exercised their stock options at that date. This amount changes based on the fair market value of our common stock. The total number of in-the-money stock options exercisable as of September 30, 2007 was 4.6 million. As of September 30, 2006, 4.7 million outstanding stock options were exercisable and the weighted-average exercise price was $8.67.

Total fair value of stock options vested was $0.8 million for the three months ended September 30, 2007 and $5.4 million for the nine months ended September 30, 2007. The total pre-tax intrinsic value of stock options exercised was $12.7 million for the three months ended September 30, 2007, $24.2 million for the nine months ended September 30, 2007, $4.1 million for the three months ended September 30, 2006 and $36.8 million for the nine months ended September 30, 2006.

At September 30, 2007, $18.8 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.0 years.

The following table summarizes our restricted stock award activity for the nine months ended September 30, 2007:

	Restricted Stock Awards	Weighted- Average Grant Date Fair Value
Unvested awards at January 1, 2007	800,290	$29.35
Granted	187,157	32.85
Vested	(104,838)	13.28
Forfeited	(111,232)	29.37

Unvested awards at September 30, 2007	771,377	$32.38

At September 30, 2007, $18.7 million of total unrecognized compensation cost related to restricted stock awards is expected to be recognized over a weighted-average period of 2.1 years.

Under our ESPP employees may purchase shares having a value not exceeding 10.0% of their annual compensation, subject to applicable annual Internal Revenue Service limitations. As of June 30, 2007 employees purchased 61,281 shares at a price of $25.28 and as of June 30, 2006 employees purchased 48,799 shares at a price of $24.02. The next purchase will be at the end of December 2007. We recorded $0.1 million for the three months ended September 30, 2007 and $0.4 million for the nine months ended September 30, 2007 of compensation expense for the 15.0% discount that is given to our employees. We recorded $0.1 million for the three months ended September 30, 2006 and $0.3 million for the nine months ended September 30, 2006 of compensation expense for the 15.0% discount that is given to our employees.

9. Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands, except share and per share amounts)
Numerator:
Net income applicable to common stockholders:
Net income	$364,993	$30,226	$439,438	$64,858
Preferred stock:
Dividends declared	—	—	—	(359)
Accretion of preferred stock	—	—	—	(331)

Net income applicable to common stockholders for basic earnings per share	364,993	30,226	439,438	64,168
Interest impact of convertible notes, net of tax	2,522	2,535	7,566	7,606

Net income applicable to common stockholders for diluted earnings per share	$367,515	$32,761	$447,004	$71,774

Denominator:
Weighted-average common shares outstanding for basic earnings per share	113,175,320	111,725,750	112,788,486	101,687,006

Weighted-average effect of dilutive securities:
Employee stock options and awards	5,628,332	5,993,233	5,707,727	6,447,776
Convertible notes assumed converted into common stock	30,689,655	30,689,655	30,689,655	30,689,655
Warrants	2,758,443	2,426,847	2,716,821	2,900,205

Denominator for diluted earnings per share	152,251,750	150,835,485	151,902,689	141,724,642

Basic and diluted earnings per share:
Basic	$3.23	$0.27	$3.90	$0.63

Diluted	$2.41	$0.22	$2.94	$0.51

Options to purchase 10,100,915 shares of common stock, 771,377 shares of restricted stock, convertible notes convertible into 30,689,655 shares of common stock and warrants exercisable into 4,962,500 shares of common stock were outstanding at September 30, 2007. For the three months ended September 30, 2007, we included 7,683,109 of the options outstanding, 771,228 shares of restricted stock, all of the shares underlying the convertible notes and all of the shares underlying the warrants in the computation of diluted earnings per share, on a weighted-average basis, as their inclusion was dilutive. The remaining options and shares of restricted stock were considered antidilutive and were properly excluded. For the nine months ended September 30, 2007, we included 7,683,109 of the options outstanding, 766,044 shares of restricted stock, all of the shares underlying the convertible notes and all of the shares underlying the warrants in the computation of diluted earnings per share, on a weighted-average basis, as their inclusion was dilutive. The remaining options and shares of restricted stock were considered antidilutive and were properly excluded.

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

On November 8, 2007, we announced that H&F sold 23,545,368 shares of our common stock in a public offering. The shares sold consisted of shares issued through the conversion of the 3.75% convertible notes issued to H&F, the cashless exercise of the warrants issued to H&F, as well as shares held outright by H&F. Nasdaq will not receive any of the proceeds from the offering. See “Secondary Offering of Nasdaq Common Stock,” of Note 16, “Subsequent Events,” for further discussion.

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

We also consider our debt obligations to be financial instruments. The fair value of our debt obligations was estimated using discounted cash flow analyses based on our assumed incremental borrowing rates for similar types of borrowing arrangements and a Black-Scholes valuation technique was utilized to calculate the convertible option value for the convertible notes. At September 30, 2007, the carrying value of our debt obligations was approximately $834.7 million less than fair value due to the stock appreciation on the convertible option feature from $14.50 at time of issuance to $37.68 at September 30, 2007. At December 31, 2006, the carrying value of our debt obligations was approximately $593.0 million less than fair value due to the stock appreciation on the convertible option feature from $14.50 at time of issuance to $30.79 at December 31, 2006. See Note 6, “Debt Obligations,” for further discussion.

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

In order to economically hedge the foreign currency exposure on the proposed acquisition of OMX shares, we purchased a foreign currency option contract in May 2007, or the May 2007 Contract, at the time of the announcement of the proposed combination. In accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” a derivative used to hedge exposure related to an anticipated business combination does not qualify for specialized hedge accounting, and as such, must be marked to market through the income statement each reporting period. In July 2007, we sold the May 2007 Contract for $20.1 million and also purchased a new contract for $20.1 million, or the July 2007 Contract. We recorded a $7.1 million realized gain on the sale of the May 2007 Contract in the third quarter of 2007. In the third quarter of 2007, we also sold a portion of the July 2007 Contract and recorded a realized loss of $1.4 million. The cumulative pre-tax realized gain on both the May 2007 Contract and the July 2007 Contract is approximately $5.7 million for both the third quarter of 2007 and for the nine months ended September 30, 2007. The fair value of the remaining July 2007 Contract at September 30, 2007 was $42.5 million. The unrealized gain was $29.5 million for the quarter ended September 30, 2007 and was $27.8 million for the nine months ended September 30, 2007. For additional discussion of the proposed acquisition of OMX shares, see Note 14, “Proposed Transactions with Borse Dubai and OMX.”

On October 1, 2007, we sold the remaining portion of the July 2007 Contract for $39.0 million and purchased a new contract for $39.0 million for our proposed transactions with Borse Dubai and OMX. We recorded a $24.3 million realized gain on the sale of the July 2007 Contract in the fourth quarter of 2007. As of October 1, 2007, the cumulative realized pre-tax gain on the above OMX contracts is approximately $30.0 million.

In order to economically hedge the foreign currency exposure on our acquisition bid for the LSE, we also purchased foreign currency option contracts at the time of the commencement of the bid which was the fourth quarter of 2006. The fair value of these contracts at December 31, 2006 was $71.7 million and the unrealized gain for the quarter ended December 31, 2006 was $48.4 million. In conjunction with the lapse of our final offers for LSE, we traded out of these foreign exchange contracts in February 2007. Due to the improving exchange rate of the dollar when compared to the pound sterling, we recorded a loss of approximately $7.8 million on these foreign currency option contracts in first quarter 2007 results. The cumulative realized pre-tax gain on the foreign currency option contracts was approximately $40.6 million. These contracts were cash settled for $63.9 million.

11. Comprehensive Income

Comprehensive income is composed of net income and other comprehensive income, which includes the after-tax change in unrealized gains and losses on available-for-sale investments, foreign currency translation adjustments and employee benefit adjustments. The changes in the components of comprehensive income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Net income	$364,993	$30,226	$439,438	$64,858
Other comprehensive income:
Change in unrealized gains and losses on available-for-sale investments, net of tax(1)	(201,200)	103,052	(146,743)	72,437
Change in foreign currency translation adjustments(2)	2	4	(153)	21

Total	$163,795	$133,282	$292,542	$137,316

(1)

The 2007 amounts include the reversal of the unrealized gain related to our investment in the LSE, net of tax, as we sold this investment in September 2007. The 2006 amounts include the unrealized gain related to our investment in the LSE, net of tax, which includes foreign currency gains. See Note 4, “Investments,” for further discussion.

(2)

The nine months ended September 30, 2007 amount includes a $0.2 million foreign currency gain realized upon the liquidation of Brut Europe Limited. Both the 2007 and 2006 amounts include after-tax gains and losses on foreign currency translation from operations for which the functional currency is other than the U.S. dollar.

12. Commitments, Contingencies and Guarantee

Proposed Transactions with Borse Dubai and OMX

On September 20, 2007, Nasdaq, Borse Dubai and OMX entered into definitive documents related to various transactions, or collectively, the Transactions. Pursuant to the Transactions, Borse Dubai will conduct an offer for all of the outstanding shares of OMX, or the Borse Dubai Offer, and, once complete, will sell the OMX shares acquired in the Borse Dubai Offer or otherwise owned by Borse Dubai to Nasdaq in exchange for (i) SEK 11.4 billion in cash ($1.7 billion) and (ii) 60.6 million shares of Nasdaq common stock. At the close of the Transactions, Borse Dubai will directly hold approximately 42.6 million shares of Nasdaq common stock (representing 19.99% of our fully diluted outstanding share capital) and approximately 18.0 million shares will be held in a trust, or the Trust, for Borse Dubai’s economic benefit until disposed of by the Trust.

On September 26, 2007, Borse Dubai announced that it raised its cash offer to SEK 265 for each share in OMX. As a result, Nasdaq agreed to increase the cash component of its agreement with Borse Dubai by SEK 1,206 million (approximately $185 million) to up to SEK 12.6 billion (approximately $1.9 billion), corresponding to SEK 10 per OMX share, of the total increase of SEK 35 per OMX share. As of September 26, 2007, the total consideration proposed to be paid by Nasdaq is equivalent to $4.2 billion. No other material provisions of the definitive documents were changed.

Nasdaq expects the Acquisition to close during the first quarter of 2008.

In addition, as part of the Transactions, we, Borse Dubai and Dubai International Financial Exchange, or DIFX, have entered into an agreement, which provides that in exchange for $50 million in cash to DIFX and the entry into certain technology and trademark licensing agreements, we will acquire 33 1/3% of the equity of DIFX. We will also be responsible for 50% of any additional capital contribution calls made by DIFX, subject to a maximum aggregate additional commitment by Nasdaq of up to $25 million. Closing of this transaction is conditioned upon the concurrent closing of the Transactions.

Escrow Agreements

In connection with our acquisitions of Directors Desk in 2007, PrimeNewswire and Shareholder.com in 2006 and Carpenter Moore in 2005, we entered into escrow agreements for the designation of funds to secure the payment of post-closing adjustments and other closing conditions. For the nine months ended September 30, 2007, Nasdaq paid $4.0 million for Shareholder.com and $1.5 million for Carpenter Moore from the escrow accounts for the settlement of closing conditions related to the acquisitions. In addition, Nasdaq paid $6.5 million in the third quarter of 2007 for the purchase of Directors Desk, which was held in escrow at June 30, 2007, and $1.5 million remains in the escrow account. At September 30, 2007, these escrow agreements provide for future payments of $4.8 million in 2007, $4.2 million in 2008 and $0.5 million in 2009.

Nasdaq Execution Services, LLC Agreements

Nasdaq Execution Services contracted with SunGard Financial Systems Inc., a subsidiary of SunGard, for SunGard Financial to provide Nasdaq Execution Services on-line processing, report services and related services in connection with Nasdaq Execution Services’ clearance of trades. The term of this agreement was five years and began in September 2004 and was automatically renewed at yearly intervals thereafter until terminated by Nasdaq Execution Services or SunGard Financial. The annual service fee was $10.0 million in the first year, declining to $8.0 million in the second year and $6.0 million in the third year of the agreement. The annual service fee was subject to price review in years four and five based on market rates, but would not be less than $4.0 million per year. Some additional fees may be assessed based on services needed or requested.

Our single platform includes the functionality which was previously provided by SunGard Financial enabling us to cease using the product which resulted in a charge to earnings of approximately $10.6 million in the first nine months of 2007. This charge is included in general, administrative and other expense in the Condensed Consolidated Statements of Income.

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

Obligations Under Guarantee

In connection with our registration as a national securities exchange, Nasdaq completed an internal reorganization in November 2006. As part of the reorganization, Nasdaq transferred the ownership of some of its subsidiaries, including its broker-dealer subsidiaries, to the Exchange. The Exchange assumed Nasdaq’s obligations under the 3.75% convertible notes due October 22, 2012 and the related indenture. Nasdaq has guaranteed the obligations of the Exchange under the indenture. The reorganization did not have a material effect on our consolidated financial position or results of operations.

On November 8, 2007, we announced that H&F sold 23,545,368 shares of our common stock in a public offering. The shares sold consisted of shares issued through the conversion of the 3.75% convertible notes issued to H&F, the cashless exercise of the warrants issued to H&F, as well as shares held outright by H&F. Nasdaq will not receive any of the proceeds from the offering. See “Secondary Offering of Nasdaq Common Stock,” of Note 16, “Subsequent Events,” for further discussion.

Tax Benefit

As of September 30, 2007, a current tax asset related to the 2005 sale of Instinet’s Institutional Brokerage division, related to acquired operating and capital loss carryforwards, was $96.8 million. We and SLP have an agreement to share the tax benefit on the sale of the Institutional Brokerage division. Since the tax benefit increased in the third quarter of 2007, we are required to pay SLP an additional $19.5 million. As such, we recorded a $19.5 million charge in general, administrative and other expense in the Condensed Consolidated Statements of Income. Of the $96.8 million tax benefit, $47.3 million will be paid to SLP. We have recorded a liability for SLP’s estimated share of the tax benefit in other accrued liabilities in the Condensed Consolidated Balance Sheets at the present value of the expected payments. We expect to pay SLP $47.3 million in the fourth quarter of 2007.

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

13. Segments

We manage, operate and provide our products and services in two business segments, our Market Services segment and our Issuer Services segment. The Market Services segment includes our transaction-based business (The Nasdaq Market Center) and our market information services business (Nasdaq Market Services Subscriptions), which are interrelated because the transaction-based business generates the quote and trade information that we sell to market participants and data vendors. The Issuer Services segment includes our securities listings business, insurance business, shareholder, directors and newswire services (Corporate Client Group) and our financial products business (Nasdaq Financial Products). The companies listed on The Nasdaq Stock Market represent a diverse array of industries. This diversity of Nasdaq-listed companies allows us to develop industry-specific and other Nasdaq indexes that we use to develop and license financial products and associated derivatives. Because of these interrelationships, our management allocates resources, assesses performance and manages these businesses as two separate segments.

We evaluate the performance of our segments based on several factors, of which the primary financial measure is pre-tax income. Results of individual businesses are presented based on our management accounting practices and our management structure. Certain charges are allocated to corporate items in our management reports based on the decision that those activities should not be used to evaluate the segment’s operating performance, including our investment and sale of the share capital of the LSE and our foreign currency option contracts purchased in order to hedge foreign currency exposure on our acquisition bids for OMX and LSE. See Note 4, “Investments” and Note 10, “Fair Value of Financial Instruments,” for further discussion.

The following table presents certain information regarding these operating segments for the three and nine months ended September 30, 2007 and 2006.

	Market Services	Issuer Services	Corporate Items and Eliminations		Consolidated
	(in thousands)
Three months ended September 30, 2007
Revenues	$578,668	$73,229	$64		$651,961
Cost of revenues	(442,017)	—	—		(442,017)

Revenues less liquidity rebates, brokerage, clearance and exchange fees	136,651	73,229	64		209,944

Income before income taxes	$80,725	$23,611	$432,245	(1)	$536,581

	Market Services	Issuer Services	Corporate Items and Eliminations		Consolidated
	(in thousands)
Three months ended September 30, 2006
Revenues	$343,037	$59,742	$80		$402,859
Cost of revenues	(231,709)	—	—		(231,709)

Revenues less liquidity rebates, brokerage, clearance and exchange fees	111,328	59,742	80		171,150

Income (loss) before income taxes	$45,799	$12,570	$(8,465	)(2)	$49,904

	Market Services	Issuer Services	Corporate Items and Eliminations		Consolidated
	(in thousands)
Nine months ended September 30, 2007
Revenues	$1,561,550	$210,321	$235		$1,772,106
Cost of revenues	(1,171,417)	—	—		(1,171,417)

Revenues less liquidity rebates, brokerage, clearance and exchange fees	390,133	210,321	235		600,689

Income before income taxes	$206,787	$60,882	$394,093	(1)	$661,762

	Market Services	Issuer Services	Corporate Items and Eliminations		Consolidated
	(in thousands)
Nine months ended September 30, 2006
Revenues	$1,027,925	$182,000	$411		$1,210,336
Cost of revenues	(705,991)	—	—		(705,991)

	Market Services	Issuer Services	Corporate Items and Eliminations		Consolidated
	(in thousands)
Revenues less liquidity rebates, brokerage, clearance and exchange fees	321,934	182,000	411		504,345

Income (loss) before income taxes	$87,831	$39,771	$(19,979	)(2)	$107,623

(1)	The 2007 amounts primarily include:
•	gain from the sale of our share capital of the LSE of $431.4 million for the three and nine months ended September 30, 2007;
•

gain on foreign currency option contract of $35.2 million for the three months ended September 30, 2007 and $33.5 million for nine months ended September 30, 2007, which was purchased to hedge the foreign exchange exposure in connection with our acquisition bid for OMX. For the nine months ended September 30, 2007, we incurred a $7.8 million loss on foreign currency option contracts which we entered into to hedge the foreign exchange exposure on the acquisition bid for the LSE;

•

charges of $19.5 million for a tax sharing payment owed to SLP and $5.8 million for the loss on the early extinguishment of debt related to the payment in full of our Credit Facilities for both the three and nine months ended September 30, 2007;

•	dividend income of $14.5 million for the nine months ended September 30, 2007 related to our investment in the LSE;
•	strategic initiative costs of $26.5 million for the nine months ended September 30, 2007 incurred in connection with acquiring our current investment in the LSE and our acquisition bid; and
•	interest expense of $9.1 million for the three months ended September 30, 2007 and $27.4 million for the nine months ended September 30, 2007 related to our investment in the LSE.
(2)	The 2006 amounts primarily include:
•	foreign currency gain of $8.2 million for the nine months ended September 30, 2006 related to our investment in the LSE;
•	dividend income of $9.2 million for the nine months ended September 30, 2006 related to our investment in the LSE;
•	loss on early extinguishment of debt of $21.0 million for the nine months ended September 30, 2006 related to the financing of the purchase of our investment in the LSE; and
•	interest expense of $8.4 million for the three months ended September 30, 2006 and $15.6 million for the nine months ended September 30, 2006 related to our investment in the LSE.

Total assets decreased $716.4 million or 19.3% at September 30, 2007 as compared with December 31, 2006. This decrease is primarily due to a decrease in available-for-sale investments of $1.6 billion primarily due to the sale of our share capital of the LSE, partially offset by an increase in cash of $936.7 million. Total proceeds received by the sale were approximately $1.8 billion and Nasdaq used approximately $1.1 billion of the proceeds to pay in full and terminate the Credit Facilities.

14. Proposed Transactions with Borse Dubai and OMX

On May 25, 2007, Nasdaq and OMX announced that they had entered into a transaction agreement to combine the two companies by way of a public offer, or the Nasdaq OMX Transaction Agreement. The proposed combination of Nasdaq and OMX was recommended by both Boards of Directors and was to be effected through a cash and share tender offer, or the Offer, by Nasdaq for all of the outstanding shares in OMX. The consideration offered was equivalent to 0.502 issued shares of Nasdaq common stock plus SEK 94.3 in cash for each outstanding OMX share. Assuming full acceptance of the Offer, approximately 60.6 million Nasdaq shares were to be issued pursuant to the Offer and the total cash consideration amount payable by Nasdaq to OMX shareholders was to be approximately $1.7 billion (SEK 11.4 billion). The total Offer was equivalent to $3.7 billion (SEK 25.1 billion).

On August 9, 2007, Borse Dubai announced that it had acquired 4.9% of the outstanding OMX shares at a price of SEK 230 per share and had entered into agreements to purchase another 22.4% of OMX’s share capital at an exercise price of SEK 230 per share. On August 17, 2007, Borse Dubai, through a wholly-owned Swedish subsidiary, announced a public offer to acquire all OMX shares for SEK 230 in cash per OMX share.

On September 20, 2007, Nasdaq, Borse Dubai and OMX entered into definitive documents which contemplates various Transactions. Pursuant to the Transactions, Borse Dubai will conduct an offer for all of the outstanding shares of OMX, or the Borse Dubai Offer, and, once complete, will sell the OMX shares acquired in the Borse Dubai Offer or otherwise owned by Borse Dubai to Nasdaq in exchange for (i) up to SEK 11.4 billion in cash ($1.7 billion) and (ii) 60.6 million shares of Nasdaq common stock. At the close of the Transactions, Borse Dubai will directly hold approximately 42.6 million shares of Nasdaq common stock (representing 19.99% of our fully diluted outstanding share capital) and approximately 18.0 million shares will be held in the Trust for Borse Dubai’s economic benefit until disposed of by the Trust.

On September 26, 2007, Borse Dubai announced that it raised its cash offer to SEK 265 for each share in OMX. As a result, Nasdaq agreed to increase the cash component of its agreement with Borse Dubai by SEK 1,206 million (approximately $185 million) to SEK 12.6 billion (approximately $1.9 billion), corresponding to SEK 10 per OMX share, of the total increase of SEK 35 per OMX share. As of September 26, 2007, the total consideration proposed to be paid by Nasdaq is equivalent to $4.2 billion. No other material provisions of the definitive documents were changed.

Pursuant to our agreement with Borse Dubai, the Borse Dubai Offer will not be opened for acceptances until a number of conditions are met, including the receipt of regulatory approvals and the approval of Nasdaq shareholders of the issuance of 60.6 million shares of Nasdaq common stock in connection with the Transactions. We and Borse Dubai are working together to satisfy these conditions and to enable us to acquire OMX through the Transactions. However, if these conditions cannot be met, we and Borse Dubai generally have the right to pursue separate offers for OMX—which, in our case, means we could continue our previously announced cash and stock offer for OMX. We have agreed with Borse Dubai not to open the Offer for acceptances unless the conditions to the Transactions cannot be met.

We currently estimate that approximately 28% of the fully diluted shares of Nasdaq common stock outstanding after completion of the Transactions will be held by Borse Dubai and the Trust, and that approximately 72% of the shares of Nasdaq common stock outstanding after completion of the Transactions will be held by current Nasdaq shareholders. As required by our certificate of incorporation, Borse Dubai’s voting rights in respect of the Nasdaq common stock it holds will be limited to a maximum of 5% of our fully diluted outstanding share capital.

Nasdaq expects the Acquisition to close during the first quarter of 2008.

In addition, as part of the Transactions, we, Borse Dubai and DIFX have entered into an agreement, which provides that in exchange for $50 million of cash consideration to DIFX and the entry into certain technology and trademark licensing agreements, we will acquire 33 1/3% of the equity of DIFX. We will also be responsible for 50% of any additional capital contribution calls made by DIFX, subject to a maximum aggregate additional commitment by Nasdaq of up to $25 million. These investments are in addition to the maximum SEK 12.6 billion in cash we may pay Borse Dubai for OMX Shares pursuant to the Transactions. Closing of this transaction is conditioned upon the concurrent closing of the Transactions.

Financing of the Acquisition

To finance the Acquisition, Nasdaq has received a debt commitment letter, dated as of November 6, 2007, or the Commitment Letter, from Bank of America, N.A., Banc of America Securities LLC, J.P. Morgan Securities Inc. and JPMorgan Chase Bank, N.A., or collectively, the Banks, including a summary of terms and conditions, or the Commitment Letter. In accordance with the Commitment Letter, we anticipate that we will enter into the following credit agreements, or collectively, the New Credit Facility, on or before April 15, 2008:

•

Credit Agreement among Nasdaq, as Borrower, the financial institutions that are or may from time to time become parties thereto as Lenders, Bank of America, N.A., as Administrative Agent, Collateral Agent, Swingline Lender and Issuing Bank, Banc of America Securities LLC and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Bookrunners, and JPMorgan Chase Bank N.A., as Syndication Agent; and

•

Term Loan Credit Agreement, among Nasdaq, as Borrower, the financial institutions that are or may from time to time become parties thereto as Lenders, Bank of America, N.A., as Administrative Agent, Collateral Agent, Swingline Lender and Issuing Bank, Banc of America Securities LLC and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Bookrunners, and JPMorgan Chase Bank N.A., as Syndication Agent.

If the Acquisition is to be effected by means of the Transactions, the closing of the New Credit Facility will be subject to the closing conditions set forth in the Commitment Letter, including (i) the satisfaction of the conditions to the consummation of the Borse Dubai Offer set forth in the related definitive documents, (ii) there being no amendments or modifications to the Nasdaq OMX Transaction Agreement or the definitive documents relating to the Borse Dubai Offer that are materially adverse to the Lenders without the consent of the Joint Lead Arrangers, and (iii) the payment of required fees and expenses and the negotiation, execution and delivery of definitive documentation.

The New Credit Facility is expected to provide for credit of up to approximately $2.2 billion of debt financing to be used: (i) to purchase the OMX Shares, (ii) to pay fees and expenses incurred in connection with the Transactions, and the entering into and funding of the New Credit Facility and related transactions thereto, (iii) to repay certain indebtedness of OMX and (iv) to provide ongoing working capital and for other general corporate purposes of Nasdaq and its subsidiaries, and represents an increase over the previously assumed amount of total borrowings based on the increased purchase price for OMX and the $50 million investment in DIFX, but does not include any working capital. The New Credit Facility is expected to include:

•	a five-year $75.0 million secured revolving credit facility, or the Revolving Credit Facility, with a letter of credit subfacility and swingline loan subfacility under the Credit Agreement;

•	a five-year $750.0 million secured term loan facility under the Credit Agreement; and

•	a five-year $1.375 billion secured term loan facility under the Term Loan Credit Agreement.

The interest rate on loans made under New Credit Facility is expected to be at Nasdaq’s option, either:

•	the higher of:

•	the federal funds effective rate plus 1/2 of 1%; and

•	the “prime rate” of Bank of America, N.A.,

plus (i) 0.75%, or (ii), solely with respect to the Revolving Credit Facility, 0.75% for the first three months after the closing date with respect to the New Credit Facility, and thereafter, a percentage per annum to be determined in accordance with a performance pricing grid to be agreed, or

•

the rate per annum equal to the British Bankers Association LIBOR Rate, BBA, plus (i) 1.75%, or (ii) solely with respect to the Revolving Credit Facility, 1.75% for the first three months after the closing date with respect to the New Credit Facility, and thereafter, a percentage per annum to be determined in accordance with a performance pricing grid to be agreed.

The obligations under the New Credit Facility will be guaranteed by each of the existing and future direct and indirect material wholly-owned domestic subsidiaries of Nasdaq, subject to exceptions to be agreed upon. The obligations of Nasdaq and the guarantors under the New Credit Facility will be secured, subject to certain exceptions, by all the capital stock of each of their present and future subsidiaries (limited, in the case of foreign subsidiaries, to 65% of the voting stock of such subsidiaries) and all of the present and future property and assets (real and personal) of Nasdaq and the guarantors. If the collateral (other than capital stock of domestic subsidiaries that is required to be pledged and assets over which a lien may be perfected by filing a financing statement under the uniform commercial code) is not provided on the closing date despite use of commercially reasonable efforts to do so, the delivery of the collateral will not be a condition precedent to the availability of the New Credit Facility on the closing date, but instead will be delivered following the closing date.

The New Credit Facility is expected to contain customary negative covenants applicable to Nasdaq and its subsidiaries, including the following:

•	limitations on the payment of dividends and redemptions of Nasdaq’s capital stock;

•	limitations on changes in Nasdaq’s business;

•	limitations on amendment of subordinated debt agreements;

•	limitations on prepayments, redemptions and repurchases of debt;

•	limitations on liens and sale-leaseback transactions;

•	limitations on mergers, recapitalizations, acquisitions and asset sales;

•	limitations on transactions with affiliates;

•	limitations on restrictions on liens and other restrictive agreements; and

•	limitations on loans, guarantees, investments, incurrence of debt and hedging arrangements, subject to certain exceptions.

The New Credit Facility is expected to permit Nasdaq to obtain a letter of credit or bank guaranty in an aggregate amount sufficient to pay the minority shareholders of OMX in accordance with the applicable compulsory acquisition procedures under the Swedish Companies Act, and to use term loans under the Term Loan Credit Agreement to repay any draws under such letter of credit or guaranty or to cash-collateralize such letter of credit or guaranty prior to any draw thereunder.

The New Credit Facility is also expected to contain:

•	customary affirmative covenants, including access to financial statements, notice of trigger events and defaults, maintenance of properties and insurance;

•	an affirmative covenant requiring Nasdaq to use commercially reasonable efforts to refinance OMX’s outstanding third-party debt as soon as practicable after the initial funding thereunder;

•	customary events of default, including cross-defaults to material indebtedness; and

•	maximum total leverage ratio and interest coverage ratio maintenance covenants.

Nasdaq expects to be permitted to repay borrowings under the New Credit Facility at any time in whole or in part. Following the end of each fiscal year, commencing with the end of the first full fiscal year following the closing date with respect to the New Credit Facility, Nasdaq also expects to be required to use a percentage of its excess cash flow, as defined in the Credit Agreement and the Term Loan Credit Agreement and calculated with respect to the prior fiscal year, to repay loans outstanding under the Credit Agreement and the Term Loan Credit Agreement. Nasdaq anticipates that the percentage of excess cash flow Nasdaq will be required to use for repayments will vary depending on Nasdaq’s leverage ratio at the end of the year for which excess cash flow is calculated, with the maximum repayment percentage set at 50.0% of excess cash flow.

The Commitment Letter provides that if definitive, signed bank finance documentation is not negotiated and signed by the earlier of the closing date with respect to the Borse Dubai Offer and April 15, 2008, Nasdaq and the Banks will execute and deliver an interim loan agreement in the form annexed to the Commitment Letter and provide credit facilities in an aggregate amount of $2.2 billion thereunder on substantially the same terms as set forth above, other than that such interim loan will not include a revolving credit facility.

15. Condensed Consolidating Financial Statement Schedules

These condensed consolidating financial statement schedules are presented for purposes of additional analysis but should be considered in relation to the condensed consolidated financial statements of Nasdaq taken as a whole and assumes operation of the Exchange since January 1, 2006 on a pro forma basis. As a result of our internal reorganization as discussed in Note 12, “Commitments, Contingencies and Guarantee,” we have prepared these condensed consolidating financial statement schedules to show on a pro forma basis the operations of the Exchange as if the Exchange was in existence since January 1, 2006. For purposes of these pro forma financial statements, we deemed any acquisitions to be funded by Nasdaq Parent Company.

Nasdaq Parent Company

The holding company, The Nasdaq Stock Market, Inc.

The NASDAQ Stock Market LLC (Exchange)

Nasdaq has issued a full and unconditional guaranty under the 3.75% convertible notes due October 22, 2012 and the related Indenture.

All Other Nasdaq Subsidiaries

Includes all other subsidiaries of Nasdaq.

Eliminations and Consolidating Adjustments

Includes intercompany eliminations and parent company eliminations of investment in subsidiaries.

Condensed Consolidating Balance Sheet:	Nasdaq Parent Company	The NASDAQ Stock Market LLC (Exchange)	All Other Nasdaq Subsidiaries	Eliminations and Consolidating Adjustments	Nasdaq Consolidated
	(in thousands)
At September 30, 2007:
Assets
Current assets:
Cash and cash equivalents	$1,189,569	$52,651	$16,442	$—	$1,258,662
Available-for-sale investments, at fair value	9,201	—	—	—	9,201
Receivables, net	21,496	227,638	25,010	—	274,144
Receivables from related parties	—	123,011	930,619	(1,053,630)	—
Other current assets	142,437	17,426	9,060	—	168,923

Total current assets	1,362,703	420,726	981,131	(1,053,630)	1,710,930
Goodwill	—	906,193	69,547	—	975,740
Other assets	56,264	229,470	27,614	—	313,348
Investment in consolidated subsidiaries	1,694,318	—	—	(1,694,318)	—

Total assets	$3,113,285	$1,556,389	$1,078,292	$(2,747,948)	$3,000,018

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$18,874	$70,755	$37,901	$—	$127,530
Section 31 fees payable to SEC	—	19,715	—	—	19,715
Income tax payable	159,993	159	637	—	160,789
Payables to related parties	153,420	—	39,747	(193,167)	—
Other current liabilities	67,240	134,951	14,605	—	216,796

Total current liabilities	399,527	225,580	92,890	(193,167)	524,830
Debt obligations	—	443,088	—	—	443,088
Other liabilities	933,543	169,164	9,139	(860,463)	251,383

Total liabilities	1,333,070	837,832	102,029	(1,053,630)	1,219,301
Stockholders’ equity	1,780,215	718,557	976,263	(1,694,318)	1,780,717

Total liabilities and stockholders’ equity	$3,113,285	$1,556,389	$1,078,292	$(2,747,948)	$3,000,018

Condensed Consolidating Balance Sheet:	Nasdaq Parent Company	The NASDAQ Stock Market LLC (Exchange)	All Other Nasdaq Subsidiaries	Eliminations and Consolidating Adjustments	Nasdaq Consolidated
	(in thousands)
At December 31, 2006:
Assets
Current assets:
Cash and cash equivalents	$249,776	$57,516	$14,703	$—	$321,995
Available-for-sale investments, at fair value	51,773	—	1,576,436	—	1,628,209
Receivables, net	50,969	157,515	25,430	(648)	233,266
Receivables from related parties	949,177	108,369	114,695	(1,172,241)	—
Other current assets	6,263	19,014	103,910	(111)	129,076

Total current assets	1,307,958	342,414	1,835,174	(1,173,000)	2,312,546
Goodwill	—	964,985	63,761	—	1,028,746
Other assets	61,738	285,544	28,050	(172)	375,160
Investment in consolidated subsidiaries	1,466,981	—	—	(1,466,981)	—

Total assets	$2,836,677	$1,592,943	$1,926,985	$(2,640,153)	$3,716,452

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$19,067	$73,401	$18,797	$(616)	$110,649
Section 31 fees payable to SEC	—	60,104	—	—	60,104
Income tax payable	44,065	—	—	—	44,065
Payables to related parties	114,695	45,387	56,367	(216,449)	—
Other current liabilities	35,643	97,822	112,395	(143)	245,717

Total current liabilities	213,470	276,714	187,559	(217,208)	460,535
Debt obligations	1,050,142	442,805	—	—	1,492,947
Other long-term liabilities	99,583	177,670	984,230	(955,964)	305,519

Total liabilities	1,363,195	897,189	1,171,789	(1,173,172)	2,259,001
Minority interest	—	—	96	—	96
Stockholders’ equity	1,473,482	695,754	755,100	(1,466,981)	1,457,355

Total liabilities, minority interest and stockholders’ equity	$2,836,677	$1,592,943	$1,926,985	$(2,640,153)	$3,716,452

Condensed Consolidating Statement of Income:	Nasdaq Parent Company	The NASDAQ Stock Market LLC (Exchange)	All Other Nasdaq Subsidiaries	Eliminations and Consolidating Adjustments	Nasdaq Consolidated
	(in thousands)
For the three months ended September 30, 2007:
Revenues
Market Services	$1,496	$564,317	$13,729	$(874)	$578,668
Issuer Services	11,008	49,399	12,848	(26)	73,229
Other	—	64	—	—	64

Total revenues	12,504	613,780	26,577	(900)	651,961
Cost of revenues
Liquidity rebates	—	(291,240)	—	—	(291,240)
Brokerage, clearance and exchange fees	—	(150,920)	—	143	(150,777)

Total cost of revenues	—	(442,160)	—	143	(442,017)

Revenues less liquidity rebates, brokerage, clearance and exchange fees	12,504	171,620	26,577	(757)	209,944

Operating expenses
Compensation and benefits	18,903	25,217	7,851	—	51,971
Depreciation and amortization	1,553	7,336	773	—	9,662
Computer operations and data communications	548	6,403	277	(586)	6,642
Regulatory	—	5,874	1,794	—	7,668
General, administrative and other	27,787	2,304	1,203	(101)	31,193
Other direct expense	11,336	6,255	1,439	(70)	18,960

Total direct expenses	60,127	53,389	13,337	(757)	126,096
Support costs from related parties, net	(20,753)	18,421	2,332	—	—

Total operating expenses	39,374	71,810	15,669	(757)	126,096

Operating (loss) income	(26,870)	99,810	10,908	—	83,848
Interest income (expense), net	5,644	(3,616)	(15,935)	—	(13,907)
Gain on foreign currency option contracts	35,257	—	—	—	35,257
Gain on sale of strategic initiative	—	—	431,383	—	431,383

Income before income taxes	14,031	96,194	426,356	—	536,581
Income tax (benefit) provision	(2,593)	39,339	134,842	—	171,588
Equity in net income of consolidated subsidiaries	348,369	—	—	(348,369)	—

Net income	$364,993	$56,855	$291,514	$(348,369)	$364,993

Condensed Consolidating Statement of Income:	Nasdaq Parent Company	The NASDAQ Stock Market LLC (Exchange)	All Other Nasdaq Subsidiaries	Eliminations and Consolidating Adjustments	Nasdaq Consolidated
	(in thousands)
For the three months ended September 30, 2006:
Revenues
Market Services	$37,861	$302,160	$3,523	$(507)	$343,037
Issuer Services	6,096	44,383	9,311	(48)	59,742
Other	21	59	—	—	80

Total revenues	43,978	346,602	12,834	(555)	402,859
Cost of revenues
Liquidity rebates	(21,725)	(131,471)	—	—	(153,196)
Brokerage, clearance and exchange fees	(1,248)	(77,265)	—	—	(78,513)

Total cost of revenues	(22,973)	(208,736)	—	—	(231,709)

Revenues less liquidity rebates, brokerage, clearance and exchange fees	21,005	137,866	12,834	(555)	171,150

Operating expenses
Compensation and benefits	14,717	26,092	6,751	—	47,560
Depreciation and amortization	5,076	8,652	584	—	14,312
Computer operations and data communications	430	9,318	168	(428)	9,488
General, administrative and other	2,730	2,154	979	(90)	5,773
Other direct expense	13,858	3,125	645	(37)	17,591

Total direct expenses	36,811	49,341	9,127	(555)	94,724
Support costs from related parties, net	(21,022)	26,113	3,476	—	8,567

Total expenses	15,789	75,454	12,603	(555)	103,291

Operating income	5,216	62,412	231	—	67,859
Interest expense, net	(624)	(3,694)	(13,771)	—	(18,089)
Minority interest	—	—	134	—	134

Income (loss) before income taxes	4,592	58,718	(13,406)	—	49,904
Income tax provision (benefit)	1,402	24,080	(5,804)	—	19,678
Equity in net income of consolidated subsidiaries	27,036	—	—	(27,036)	—

Net income	$30,226	$34,638	$(7,602)	$(27,036)	$30,226

Condensed Consolidating Statement of Income:	Nasdaq Parent Company	The NASDAQ Stock Market LLC (Exchange)	All Other Nasdaq Subsidiaries	Eliminations and Consolidating Adjustments	Nasdaq Consolidated
	(in thousands)
For the nine months ended September 30, 2007:
Revenues
Market Services	$42,329	$1,482,647	$39,395	$(2,821)	$1,561,550
Issuer Services	27,525	147,558	35,521	(283)	210,321
Other	—	225	10	—	235

Total revenues	69,854	1,630,430	74,926	(3,104)	1,772,106
Cost of revenues
Liquidity rebates	(28,591)	(726,152)	—	—	(754,743)
Brokerage, clearance and exchange fees	(782)	(416,319)	—	427	(416,674)

Total cost of revenues	(29,373)	(1,142,471)	—	427	(1,171,417)

Revenues less liquidity rebates, brokerage, clearance and exchange fees	40,481	487,959	74,926	(2,677)	600,689

Operating Expenses
Compensation and benefits	45,743	76,500	23,705	—	145,948
Depreciation and amortization	4,585	22,499	2,212	—	29,296
Computer operations and data communications	1,805	22,121	712	(1,884)	22,754
Regulatory	—	16,388	5,116	—	21,504
General, administrative and other	31,777	16,942	3,682	(426)	51,975
Other direct expense	33,394	27,229	4,808	(367)	65,064

Total direct expenses	117,304	181,679	40,235	(2,677)	336,541
Support costs from related parties, net	(51,616)	43,139	8,477	—	—

Total expenses	65,688	224,818	48,712	(2,677)	336,541

Operating (loss) income	(25,207)	263,141	26,214	—	264,148
Interest income (expense), net	11,990	(10,906)	(48,726)	—	(47,642)
Gain (loss) on foreign currency option contracts	33,555	—	(7,807)	—	25,748
Dividend income	—	—	14,540	—	14,540
Gain on sale of strategic initiative	—	—	431,383	—	431,383
Strategic initiative costs	(2,269)	—	(24,242)	—	(26,511)
Minority interest	—	—	96	—	96

Income before income taxes	18,069	252,235	391,458	—	661,762
Income tax provision	4,045	101,438	116,841	—	222,324
Equity in net income of consolidated subsidiaries	425,414	—	—	(425,414)	—

Net income	$439,438	$150,797	$274,617	$(425,414)	$439,438

Condensed Consolidating Statement of Income:	Nasdaq Parent Company	The NASDAQ Stock Market LLC (Exchange)	All Other Nasdaq Subsidiaries	Eliminations and Consolidating Adjustments	Nasdaq Consolidated
	(in thousands)
For the nine months ended September 30, 2006:
Revenues
Market Services	$99,173	$924,968	$5,372	$(1,588)	$1,027,925
Issuer Services	25,475	132,042	24,758	(275)	182,000
Other	169	202	40	—	411

Total revenues	124,817	1,057,212	30,170	(1,863)	1,210,336
Cost of revenues
Liquidity rebates	(56,840)	(434,187)	—	—	(491,027)
Brokerage, clearance and exchange fees	(5,654)	(209,310)	—	—	(214,964)

Total cost of revenues	(62,494)	(643,497)	—	—	(705,991)

Revenues less liquidity rebates, brokerage, clearance and exchange fees	62,323	413,715	30,170	(1,863)	504,345

Operating expenses
Compensation and benefits	42,781	83,997	17,668	—	144,446
Depreciation and amortization	8,787	49,932	1,613	—	60,332
Computer operations and data communications	1,415	29,085	574	(1,370)	29,704
General, administrative and other	34,643	8,366	(5,308)	(373)	37,328
Other direct expense	43,248	15,919	1,701	(120)	60,748

Total direct expenses	130,874	187,299	16,248	(1,863)	332,558
Support costs from related parties, net	(30,703)	52,702	3,790	—	25,789

Total expenses	100,171	240,001	20,038	(1,863)	358,347

Operating (loss) income	(37,848)	173,714	10,132	—	145,998
Interest expense, net	(14,177)	(9,321)	(24,687)	—	(48,185)
Dividend income	—	—	9,223	—	9,223
Minority interest	—	—	587	—	587

Income (loss) before income taxes	(52,025)	164,393	(4,745)	—	107,623
Income tax (benefit) provision	(18,739)	64,792	(3,288)	—	42,765
Equity in net income of consolidated subsidiaries	98,144	—	—	(98,144)	—

Net income	$64,858	$99,601	$(1,457)	$(98,144)	$64,858

Condensed Consolidating Statement of Cash Flows:	Nasdaq Parent Company	The NASDAQ Stock Market LLC (Exchange)	All Other Nasdaq Subsidiaries	Nasdaq Consolidated
	(in thousands)
For the nine months ended September 30, 2007:
Cash provided by (used in) operating activities	$3,798,538	$(2,386)	$(3,679,162)	$116,990

Cash flows from investing activities
Proceeds from sales and redemptions of available-for-sale investments	75,200	—	1,784,230	1,859,430
Proceeds from the maturities of available-for-sale investments	47,910	—	—	47,910
Purchases of available-for-sale investments	(80,400)			(80,400)
Purchases of foreign currency option contracts	(12,988)	—	—	(12,988)
Settlement of foreign currency option contracts	4,037		63,900	67,937
Acquisitions of businesses, net of cash and cash equivalents acquired	—	—	(8,000)	(8,000)
Purchases of property and equipment	(4,845)	(8,509)	(323)	(13,677)
Other	348	—	—	348

Cash provided by (used in) investing activities	29,262	(8,509)	1,839,807	1,860,560
Cash flows from financing activities
Payments of debt obligations	(1,060,823)	—	—	(1,060,823)
Issuances of common stock, net of treasury stock purchases	10,548	—	—	10,548
Repayment of advances to subsidiaries and advances from subsidiaries, net	(1,840,130)	—	1,840,130	—
Income tax benefit related to share-based compensation	2,398	6,030	964	9,392

Cash (used in) provided by financing activities	(2,888,007)	6,030	1,841,094	(1,040,883)

Increase (decrease) in cash and cash equivalents	939,793	(4,865)	1,739	936,667
Cash and cash equivalents at beginning of year	249,776	57,516	14,703	321,995

Cash and cash equivalents at end of period	$1,189,569	$52,651	$16,442	$1,258,662

Condensed Consolidating Statement of Cash Flows:	Nasdaq Parent Company	The NASDAQ Stock Market LLC (Exchange)	All Other Nasdaq Subsidiaries	Nasdaq Consolidated
	(in thousands)
For the nine months ended September 30, 2006:
Cash provided by operating activities	$87,168	$55,367	$4,133	$146,668

Cash flows from investing activities
Proceeds from redemptions of available-for-sale investments	453,195	—	—	453,195
Proceeds from the maturities of available-for-sale investments	38,750	—	—	38,750
Purchases of available-for-sale investments	(475,810)	—	(1,175,156)	(1,650,966)
Acquisitions of businesses, net of cash and cash equivalents acquired	—	—	(53,959)	(53,959)
Purchases of property and equipment	(3,878)	(7,962)	(420)	(12,260)
Other	30,541	—	—	30,541

Cash provided by (used in) investing activities	42,798	(7,962)	(1,229,535)	(1,194,699)
Cash flows from financing activities
Proceeds from debt obligations	1,850,000	—	—	1,850,000
Payments of debt obligations	(1,436,509)	—	—	(1,436,509)
Net proceeds from equity offerings	972,719	—	—	972,719
Investments in and advances to subsidiaries	(1,229,115)	—	1,229,115	—
Issuances of common stock, net of treasury stock purchases	21,981	—	—	21,981
Series C Cumulative preferred stock redemptions and dividends	(105,059)	—	—	(105,059)
Income tax benefit related to share-based compensation	15,008	4,929	270	20,207

Cash provided by financing activities	89,025	4,929	1,229,385	1,323,339

Increase in cash and cash equivalents	218,991	52,334	3,983	275,308
Cash and cash equivalents at beginning of year	33,614	113,789	17,834	165,237

Cash and cash equivalents at end of period	$252,605	$166,123	$21,817	$440,545

16. Subsequent Event

Proposed Acquisition of Boston Stock Exchange

On October 1, 2007, Nasdaq entered into a definitive agreement to acquire the Boston Stock Exchange, or BSE, including the holding company, or the BSE Group, the Boston Equities Exchange, the Boston Stock Exchange Clearing Corporation, and BOX Regulation for $61.0 million in cash. Along with these businesses, Nasdaq will acquire a Self Regulatory Organization license for trading both equities and options. This transaction will provide Nasdaq with a second exchange license and, subject to SEC approval, utilization of the BSE Clearing Corporation. The transaction is also subject to SEC approval and approval by BSE members.

Upon closing, BSE Group will be consolidated as part of The Nasdaq Market Center which is included in our Market Services segment. This acquisition is expected to close during the first quarter of 2008.

Proposed Acquisition of Philadelphia Stock Exchange

On November 6, 2007, Nasdaq entered into a definitive agreement to acquire the Philadelphia Stock Exchange, Inc., or PHLX. In addition to the options market, as part of the PHLX acquisition, Nasdaq will acquire a futures market operated by the Philadelphia Board of Trade, an equities business and the Stock Clearing Corporation of Philadelphia. Under the terms of the agreement, we will pay $652.0 million in cash consideration for the capital stock of PHLX. Completion of the transaction is subject to customary closing conditions, including approval by PHLX’s shareholders and regulatory filings and approvals.

Upon closing, PHLX will be part of The Nasdaq Market Center which is included in our Market Services segment. This acquisition is expected to close during the first quarter of 2008.

Secondary Offering of NASDAQ Common Stock

On November 8, 2007, we announced that H&F sold 23,545,368 shares of our common stock in a public offering. The shares sold consisted of shares issued through the conversion of the 3.75% convertible notes issued to H&F, the cashless exercise of the warrants issued to H&F, as well as shares held outright by H&F. As part of the cashless exercise of warrants, H&F delivered to us 1,044,276 shares of our common stock, which we will hold as treasury shares. The sale consisted of H&F’s entire stake in Nasdaq. Nasdaq will not receive any of the proceeds from the offering.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Our results for the third quarter of 2007 continue to demonstrate our ability to improve profitability by focusing on the execution of our business plan. Revenues less liquidity rebates, brokerage, clearance and exchange fees increased $38.8 million, or 22.7%, to $210.0 million in the third quarter of 2007, compared with $171.2 million in the third quarter of 2006, and our operating income increased $16.0 million, or 23.6%, to $83.9 million in the third quarter of 2007, compared with $67.9 million in the third quarter of 2006. Net income was $365.0 million, or $2.41 per diluted share, in the third quarter of 2007 compared with $30.2 million, or $0.22 per diluted share, in the third quarter of 2006.

The following pre-tax items impacted our third quarter 2007 results:

•	Sale of our share capital of the LSE generated a gain of $431.4 million which is net of $18.0 million of costs directly related to the sale, primarily broker fees;

•	Gain on foreign currency option contracts of $35.2 million purchased in connection with our acquisition bid for OMX;

•

Improved revenues less liquidity rebates, brokerage, clearance and exchange fees from our Market Services segment. Revenues less liquidity rebates, brokerage, clearance and exchange fees from Market Services increased $25.4 million, or 22.8%, to $136.7 million in the third quarter of 2007, compared with $111.3 million in the third quarter of 2006 due to the following:

•	Increases in trade execution market share for New York Stock Exchange, or NYSE-listed securities, and American Stock Exchange, or Amex-listed securities, partially offset by higher cost of revenues;

•

The increase in cost of revenues was primarily due to increases in market share and average daily share volume and pricing changes in February 2007, which increased liquidity rebate amounts. Also in the third quarter of 2006, was an increase in U.S. Securities and Exchange Commission, or SEC, fees collected pursuant to Section 31 of the Securities Exchange Act of 1934, or Section 31 fees, as a result of Nasdaq’s operation as a national securities exchange beginning August 1, 2006 for Nasdaq-listed securities and February 12, 2007 for non-Nasdaq-listed securities;

•	Increase in market subscription users which increased our Market Services subscriptions fees;

•

Increase in revenues from our Issuer Services segment. Revenues increased $13.4 million, or 22.4%, to $73.2 million in the third quarter of 2007, compared with $59.8 million in the third quarter of 2006, primarily due to revised annual renewal fees introduced in the first quarter of 2007, higher revenues generated from our recent acquisitions and expanding customer utilization of our Corporate Client services; and

•

Increase in total operating expenses. Total operating expenses increased $22.8 million, or 22.1%, to $126.1 million in the third quarter of 2007, compared with $103.3 million in the third quarter of 2006, primarily due to charges related to the sale of our share capital of the LSE including a pre-tax $19.5 million tax sharing payment owed to SLP and a $5.8 million loss on the early extinguishment of debt related to the repayment in full of our Credit Facilities.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Average daily share volume in Nasdaq securities (in billions)	2.18	1.85	2.16	2.04
Matched market share in Nasdaq securities(1)	47.3%	48.7%	46.3%	49.1%
Touched market share in Nasdaq securities(2)	52.3%	55.2%	50.7%	56.3%
Total market share in Nasdaq securities(3)	70.5%	76.6%	72.4%	78.2%
Matched market share in NYSE securities(1)	18.0%	12.1%	16.5%	9.1%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Touched market share in NYSE securities(2)	36.6%	25.6%	36.5%	21.4%
Total market share in NYSE securities(3)	35.0%	27.5%	34.4%	24.1%
Matched market share in Amex and regional securities(1)	34.2%	25.3%	32.5%	24.2%
Touched market share in Amex and regional securities(2)	37.9%	29.0%	36.3%	28.1%
Total market share in Amex and regional securities(3)	52.4%	47.7%	52.6%	45.9%
Initial public offerings	22	20	95	87
Secondary offerings	35	32	156	152
New listings(4)	56	62	200	203
Number of listed companies(5)	3,134	3,206	3,134	3,206

(1)	Transactions executed on Nasdaq’s systems.
(2)	Transactions executed on Nasdaq’s systems and routed to other external venues.
(3)

Transactions executed on Nasdaq’s systems plus trades reported through The FINRA/Nasdaq Trade Reporting Facility LLC for the three and nine months ended September 30, 2007. For the three and nine months ended September 30, 2006, transactions executed on Nasdaq’s systems and internal trades reported to Nasdaq.

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

Currently our business drivers are characterized by increasing concern over the impact of recent events in the credit markets on the future pace of economic growth, uncertain U.S. investor sentiment resulting in the highest level of volatility in the last four years, significant regulatory changes in the U.S. and the European Union, and continued rapid evolution and deployment of new technology in the financial services industry. The business environment that influenced our financial performance during the third quarter of 2007 can be characterized as follows:

•	A slowing in the pace of equity issuance to more moderate levels than those of the first half of 2007;

•	Continued growth of financing alternatives for both new and established companies;

•	Very strong 34.5% annual growth relative to the third quarter of 2006 in equity trading volume in the U.S driven by elevated levels of volatility;

•	Intense competition among U.S. exchanges for both equity trading volume and listings;

•	Globalization of exchanges, customers and competitors extending the competitive horizon beyond the U.S.;

•	Customers’ demands for speed, capacity, and reliability require continuing investment in technology; and

•	Increasing competition for market data revenues due to the new market data revenue allocation formula required by Regulation NMS.

Proposed Transactions with Borse Dubai and OMX

On September 20, 2007, Nasdaq, Borse Dubai and OMX entered into definitive documents related to various Transactions. Pursuant to the Transactions, Borse Dubai will conduct an offer for all of the outstanding shares of OMX, or the Borse Dubai Offer, and, once complete, will sell the OMX shares acquired in the Borse Dubai Offer or otherwise owned by Borse Dubai to Nasdaq in exchange for (i) SEK 11.4 billion in cash ($1.7 million) and (ii) 60.6 million shares of Nasdaq common stock. At the close of the Transactions, Borse Dubai will directly hold approximately 42.6 million shares of Nasdaq common stock (representing 19.99% of our fully diluted outstanding share capital) and approximately 18.0 million shares will be held in the Trust for Borse Dubai’s economic benefit until disposed of by the Trust.

On September 26, 2007, Borse Dubai announced that it raised its cash offer to SEK 265 for each share in OMX. As a result, Nasdaq agreed to increase the cash component of its agreement with Borse Dubai by SEK 1,206 million (approximately $185 million) to up to SEK 12.6 billion (approximately $1.9 million), corresponding to SEK 10 per OMX share, of the total increase of SEK 35 per OMX share. As of September 26, 2007, the total consideration proposed to be paid by Nasdaq is equivalent to $4.2 billion. No other material provisions of the definitive documents were changed.

Nasdaq expects the Acquisition to close during the first quarter of 2008.

In addition, as part of the Transactions, we, Borse Dubai and DIFX will enter into an agreement which provides that in exchange for $50 million in cash to DIFX and the entry into certain technology and trademark licensing agreements, we will acquire 33 1/3% of the equity of DIFX. We will also be responsible for 50% of any additional capital contribution calls made by DIFX, subject to a maximum aggregate additional commitment by Nasdaq of up to $25 million. Closing of this transaction is conditioned upon the concurrent closing of the Transactions.

Our investment in DIFX will allow Nasdaq to leverage DIFX’s regional knowledge, contacts and relations to extend Nasdaq’s footprint beyond established and developed markets and into emerging and rapidly developing markets with attractive growth opportunities. In addition, by sharing Nasdaq’s brand, technology, geographic reach and market experience, Nasdaq can assist DIFX in growing the Middle Eastern and North African markets to better allow DIFX to achieve its goal of becoming a leading exchange in certain key emerging markets.

The above transactions will create a global financial marketplace with a unique footprint spanning the U.S., Europe, the Middle East and strategic emerging markets. On the closing of the Transactions with Borse Dubai, and completion of the proposed combination with OMX, we will have the technological infrastructure and financial strength to serve our customers and to achieve our global ambitions.

For additional discussion of the proposed Transactions with Borse Dubai and OMX, see Note 14, “Proposed Transactions with Borse Dubai and OMX,” to the condensed consolidated financial statements.

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

•

Issuer Services segment includes our securities listings business, insurance business, shareholder, directors and newswire services (Corporate Client Group) and our financial products business (Nasdaq Financial Products). The companies listed on The Nasdaq Stock Market represent a diverse array of industries. This diversity of Nasdaq-listed companies allows us to develop industry-specific and other Nasdaq indexes that we use to develop and license financial products and associated derivatives.

Because of these interrelationships, our management allocates resources, assesses performance and manages these businesses as two separate segments. See Note 13, “Segments,” to the condensed consolidated financial statements for further discussion.

Segment Operating Results

Of our total third quarter 2007 revenues of $652.0 million, 88.8% was from our Market Services segment and 11.2% was from our Issuer Services segment. Of our first nine months of 2007 revenues of $1,772.1 million, 88.1% was from our Market Services segment and 11.9% was from our Issuers Services segment.

The following table shows our total revenues, cost of revenues and revenues less liquidity rebates, brokerage, clearance and exchange fees by segment:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2007	2006		2007	2006
	(in millions)			(in millions)
Market Services	$578.7	$343.0	68.7%	$1,561.6	$1,027.9	51.9%
Issuer Services	73.2	59.8	22.4%	210.3	182.0	15.5%
Other	0.1	0.1	#	0.2	0.4	(50.0)%

Total revenues	$652.0	$402.9	61.8%	$1,772.1	$1,210.3	46.4%
Cost of revenues	(442.0)	(231.7)	90.8%	(1,171.4)	(706.0)	65.9%

Revenues less liquidity rebates, brokerage, clearance and exchange fees	$210.0	$171.2	22.7%	$600.7	$504.3	19.1%

#	Not meaningful.

MARKET SERVICES

The following table shows total revenues, cost of revenues and revenues less liquidity rebates, brokerage, clearance and exchange fees from Market Services:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2007	2006		2007	2006
	(in millions)			(in millions)
Nasdaq Market Center:
Execution and trade reporting revenues(1)	$514.2	$286.7	79.4%	$1,377.3	$864.6	59.3%
Access services revenues	19.1	15.6	22.4%	56.6	41.0	38.0%
Tape fee revenue sharing	(6.5)	(5.4)	20.4%	(20.6)	(16.1)	28.0%
Nasdaq General Revenue Sharing Program	—	—	#	—	(0.2)	#

Total Nasdaq Market Center revenues	526.8	296.9	77.4%	1,413.3	889.3	58.9%
Cost of revenues
Liquidity rebates	(291.2)	(153.2)	90.1%	(754.7)	(491.0)	53.7%
Brokerage, clearance and exchange fees(1)	(150.8)	(78.5)	92.1%	(416.7)	(215.0)	93.8%

Total cost of revenues	(442.0)	(231.7)	90.8%	(1,171.4)	(706.0)	65.9%

Revenues less liquidity rebates, brokerage, clearance and exchange fees from Nasdaq Market Center	84.8	65.2	30.1%	241.9	183.3	32.0%

Nasdaq Market Services Subscriptions:
Proprietary revenues(2)	22.8	18.0	26.7%	63.6	48.8	30.3%
Non-proprietary revenues(2)	34.7	29.5	17.6%	100.5	99.4	1.1%
Nasdaq Revenue Sharing Programs	(1.4)	(2.0)	(30.0)%	(6.0)	(7.5)	(20.0)%
UTP Plan revenue sharing	(12.4)	(6.9)	79.7%	(33.5)	(26.8)	25.0%

Total Nasdaq Market Services Subscriptions revenues	43.7	38.6	13.2%	124.6	113.9	9.4%
Other Market Services revenues	8.2	7.5	9.3%	23.7	24.7	(4.0)%

Revenues less liquidity rebates, brokerage, clearance and exchange fees from Market Services	$136.7	$111.3	22.8%	$390.2	$321.9	21.2%

#	Denotes a variance equal to 100.0% or not meaningful.

(1)

Includes Section 31 fees of $94.2 million in the third quarter of 2007, $45.8 million in the third quarter of 2006, $265.8 million for the first nine months of 2007 and $97.4 million for the first nine months of 2006. The increases for the third quarter and for the first nine months of 2007 compared with the same periods last year are primarily due to fees collected as a result of Nasdaq’s operation as a national securities exchange which began August 1, 2006 for Nasdaq-listed securities and February 12, 2007 for non-Nasdaq-listed securities.

(2)

In the third quarter of 2006, Nasdaq began reporting Nasdaq Market Services Subscriptions revenues as proprietary and non-proprietary revenues. Prior to the third quarter of 2006, Nasdaq reported revenues from both proprietary and non-proprietary products as Nasdaq Market Services Subscriptions revenues. Revenues from non-proprietary products are eligible Unlisted Trading Privileges Plan, or UTP Plan, revenues which are shared among UTP Plan participants and include revenues from trade reports and best priced quotations in our market, or Level 1. Prior to the second quarter of 2006, non-proprietary revenues also included National Quotation Dissemination Services, or NQDS. However, effective February 7, 2006, Nasdaq is no longer required to share revenues from NQDS thereby reducing non-proprietary revenues and the amount of revenue shared with UTP Plan participants. Proprietary revenues now include NQDS revenues as well as revenues from TotalView, our flagship market depth quote product, and other proprietary services and data feed products.

Nasdaq Market Center

Execution and trade reporting revenues increased in the third quarter and for the first nine months of 2007 compared with the same periods last year. The increase was primarily due to increases in trade execution market share in NYSE- and Amex-listed securities and fees collected as a result of Nasdaq’s operation as a national securities exchange. As discussed above, effective August 1, 2006, as a result of Nasdaq’s operation as a national securities exchange, additional Section 31 fees were recorded as execution and trade reporting revenues with a corresponding amount recorded as cost of revenues. Since the amount recorded in revenues is equal to the amount recorded in cost of revenues, there is no impact on Nasdaq’s revenues less liquidity rebates, brokerage, clearance and exchange fees. Section 31 fees were $94.2 million in the third quarter of 2007 compared with $45.8 million in the third quarter of 2006 and were $265.8 million for the nine months ended September 30, 2007 compared with $97.4 million for the same period last year.

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

Access services revenues increased in the third quarter and for the first nine months of 2007 compared with the same periods last year primarily due to increases in customer demand for network connectivity and exchange membership fees. We began charging exchange membership fees as a result of our operation as a national securities exchange.

We share tape fee revenues from NYSE- and Amex-listed securities through The Nasdaq Market Center tape fee revenue sharing. We earn tape fee revenues from NYSE- and Amex-listed securities based upon activity within and trades reported to The Nasdaq Market Center for securities listed on these exchanges and based upon the size of NYSE and Amex revenue tape sharing pools. The increase for the third quarter and the first nine months of 2007 compared with the same periods last year was primarily due to an increase in trade execution market share in both NYSE- and Amex-listed securities.

The Nasdaq Market Center shared revenues under the Nasdaq General Revenue Sharing Program through the second quarter of 2006. Under this discretionary program we shared operating revenue, which is interpreted to mean net revenue after expenses from all services that derive revenue, from member trading and trade reporting activity in Nasdaq-listed securities. The program was designed to provide an incentive for quoting market participants to send orders and report trades to The Nasdaq Market Center. Under a new program introduced in the third quarter of 2006, we have refocused the revenue sharing program to trades that are reported to The FINRA/Nasdaq Trade Reporting Facility LLC, a wholly-owned subsidiary.

The Nasdaq Market Center liquidity rebates, in which we credit a portion of the per share execution charge to the market participant that provides the liquidity, increased in the third quarter and first nine months of 2007 compared with the same periods in 2006. The increase was primarily due to increases in trade execution market share for NYSE- and Amex-listed securities and the pricing changes discussed above. Also beginning February 2006, we began paying rebates on NYSE- and Amex-listed equity securities which further contributed to the increase for the nine months ended September 30, 2007.

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

Nasdaq Market Services Subscriptions

Proprietary revenues increased in the third quarter and for the first nine months of 2007 compared with the same periods last year primarily due to an increase in TotalView subscribers and distributors and their related revenues, the launch of OpenView Basic and an increase in other proprietary data products. Also contributing to the increase for the first nine months of 2007 were NQDS revenues which were recorded as proprietary revenues for the entire period.

Non-proprietary revenues increased in the third quarter and for the first nine months of 2007 compared with the same periods last year primarily due to an increase in the number of Level 1 professional and non-professional users and audits of data usage by major market distributors in the third quarter of 2007. Partially offsetting the increase for the first nine months of 2007 was the classification change of NQDS revenues beginning February 7, 2006 and another audit of data usage by a major market distributor in the first quarter of 2006 which increased revenues for the first nine months of 2006.

We also share Market Services Subscriptions revenues under revenue sharing programs. Prior to the third quarter of 2006, we shared Nasdaq Market Services Subscriptions revenues under the Nasdaq General Revenue Sharing Program. Effective July 1, 2006, we changed the terms of this program and, under the new Nasdaq Data Revenue Sharing Program, now share 50.0% of the UTP data revenue earned from internalized trades reported to us. The amount of Nasdaq Market Services Subscriptions revenues shared under Nasdaq’s revenue sharing programs decreased in the third quarter of 2007 compared with the same period last year primarily due to a new Regulation NMS market data revenue allocation formula, which became effective April 1, 2007, which is described further below. The new formula decreased the UTP data revenue earned from internalized trades in the third quarter of 2007, which resulted in a decrease in the amount available to share. The amount of Nasdaq Market Services Subscriptions revenues shared under Nasdaq’s revenue sharing programs also decrease for the first nine months of 2007 compared with the same period last year primarily due to changes in the amount shared under the programs from the July 1, 2006 data revenue sharing plan change and the April 1, 2007 change to the UTP formula from Regulation NMS.

Nasdaq also shares tape fee revenues for Nasdaq-listed securities through the UTP Plan. Under the revenue sharing provision of the UTP Plan, we are permitted to deduct costs associated with acting as the exclusive Securities Information Processor from the total amount of tape fees collected. After these costs are deducted from the tape fees, we distribute to the respective UTP Plan participants, including Nasdaq, their share of tape fees based on a formula, required by Regulation NMS that takes into account both trading and quoting activity. Our tape fee revenue sharing amount allocated to UTP Plan participants increased in the third quarter and for the first nine months of 2007 compared with the same periods last year primarily due a reduction of our percentage earned of the UTP revenue, in part, caused by the new Regulation NMS market data revenue allocation formula. Also contributing to the increase were higher shareable Level 1 revenues. Partially offsetting the increase for the first nine months of 2007, was a reduction in the amount of revenue shared with UTP Plan participants as NQDS was not included in the plan for the entire nine months.

ISSUER SERVICES

The following table shows the revenues from our Issuer Services segment:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2007	2006		2007	2006
	(in millions)			(in millions)
Issuer Services:
Corporate Client Group	$61.5	$52.7	16.7%	$179.0	$153.7	16.5%
Nasdaq Financial Products	11.7	7.1	64.8%	31.3	28.3	10.6%

Total Issuer Services revenues	$73.2	$59.8	22.4%	$210.3	$182.0	15.5%

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

	Three Months Ended September 30,				Percentage Change
	2007		2006
	As Reported	Billed Basis	As Reported	Billed Basis	As Reported	Billed Basis
	(in millions)
Annual renewal fees	$31.6	$31.6	$27.3	$27.3	15.8%	15.8%
Listing of additional shares fees	10.4	8.9	9.4	8.5	10.6%	4.7%
Initial listing fees	5.6	3.9	5.6	4.9	#	(20.4)%
Corporate Client services	13.9	13.9	10.4	10.4	33.7%	33.7%

Total Corporate Client Group revenues	$61.5	$58.3	$52.7	$51.1	16.7%	14.1%

	Nine Months Ended September 30,				Percentage Change
	2007		2006
	As Reported	Billed Basis	As Reported	Billed Basis	As Reported	Billed Basis
	(in millions)
Annual renewal fees	$93.4	$93.4	$80.0	$80.0	16.8%	16.8%
Listing of additional shares fees	30.2	36.8	27.5	35.2	9.8%	4.5%
Initial listing fees	16.5	15.7	17.9	17.2	(7.8)%	(8.7)%
Corporate Client services	38.9	38.9	28.3	28.3	37.5%	37.5%

Total Corporate Client Group revenues	$179.0	$184.8	$153.7	$160.7	16.5%	15.0%

#	Not meaningful.

Corporate Client Group revenues are primarily derived from (i) fees for annual renewals, listing of additional shares and initial listings for companies listed on The Nasdaq Stock Market and (ii) Corporate Client services. Fees are generally calculated based upon total shares outstanding for the issuing company. These fees are initially deferred and amortized over the estimated periods for which the services are provided. Revenues from annual renewal fees are amortized on a pro-rata basis over the calendar year and initial listing fees and listing of additional shares fees are amortized over six and four years, respectively. The difference between the as reported revenues and the billed basis revenues is due to the amortization of fees in accordance with U.S. GAAP. See Note 5, “Deferred Revenue,” to the condensed consolidated financial statements for further discussion. Corporate Client services revenues include revenues from Carpenter Moore, Shareholder.com beginning February 1, 2006, PrimeNewswire beginning September 1, 2006 and Directors Desk beginning July 2, 2007 and other sources for all periods presented.

Annual renewal fees on both an as reported and billed basis increased in the third quarter and for the first nine months of 2007 compared with the same periods last year. The number of companies listed on The Nasdaq Stock Market on January 1, 2007 was 3,193, compared to 3,208 on January 1, 2006, the date on which listed companies are billed their annual fees. The decrease in the number of listed companies was due to 303 delistings by Nasdaq during 2006, partially offset by 285 new listings during 2006. The number of listed companies as of January 1, 2007 also includes separately listed ETFs. Offsetting the decrease in the number of listed companies was an annual renewal fee increase effective January 1, 2007.

Listing of additional shares fees, on both an as reported and billed basis, increased in the third quarter and for the first nine months of 2007 compared with the same periods last year. The as reported basis increased for both periods primarily due to amortization of fees. The fees on a billed basis increased primarily due to a fee increase effective January 1, 2007.

Initial listing fees on an as reported basis were flat in the third quarter and decreased for the first nine months of 2007 compared with the same periods last year. On a billed basis, initial listing fees decreased in both the third quarter and first nine months of 2007 compared with the same periods last year. For the first nine months of 2007, the fees on an as reported basis decreased primarily due to amortization of fees. The fees on a billed basis decreased as there were 56 new listings, including 22 new initial public offerings, during the third quarter of 2007 compared with 62 new listings, including 20 new initial public offerings, during the third quarter of 2006. There were 200 new listings, including 95 new initial public offerings, in the first nine months of 2007 as compared to 203 new listings, including 87 new initial public offerings, for the same period last year. Also contributing to the billed basis decreases was an increase in entry fee credits for companies that switched to The Nasdaq Global Market from The Nasdaq Capital Market.

Corporate Client services revenues on both an as reported and billed basis increased for the third quarter and first nine months of 2007 compared with the same periods last year primarily due to revenues generated from the operations of recently acquired businesses.

Nasdaq Financial Products

The following table shows revenues from Nasdaq Financial Products:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2007	2006		2007	2006
	(in millions)			(in millions)
Licensing revenues	$10.6	$6.0	76.7%	$26.8	$24.7	8.5%
Other revenues	1.1	1.1	#	4.5	3.6	25.0%

Total Nasdaq Financial Products revenues	$11.7	$7.1	64.8%	$31.3	$28.3	10.6%

#	Not meaningful.

Licensing revenues increased in the third quarter and for the first nine months of 2007 compared with the same periods last year primarily due to an increase in licensing fees associated with Nasdaq-licensed ETFs and third party structured products. Partially offsetting the increase was a decline in licensing fees associated with options traded on ETFs based on Nasdaq indexes. Recent court decisions have impacted our ability to collect licensing revenues for options on ETFs that track our indexes. We transferred the sponsorship functions including sales, marketing and administration of several ETFs, including our QQQ, EQQQ and BLDRs ETFs, to PowerShares Capital Management LLC. The transfer of the QQQ and BLDRs ETFs to PowerShares closed on March 21, 2007 and the transfer of the EQQQ to PowerShares closed on August 9, 2007. In connection with the transfers, the QQQ was renamed the PowerShares QQQ Trust in March 2007 and the EQQQ was renamed the PowerShares EQQQ Trust in August 2007. After the transfers, Nasdaq has maintained its status as licensor of the QQQ and EQQQ ETFs and continues to receive license fees from these ETFs as they are benchmarked against the Nasdaq-100 Index. These transfers expand the distribution channels for the funds and brings greater investor access to these products. As a result, the amount of licensing revenues may increase in the future.

Other revenues were flat in the third quarter and increased for the first nine months of 2007 compared with the same periods last year. The increase in the first nine months of 2007 was primarily due to an increase in the number of applications seeking Portal designation. Nasdaq Financial Products, through its Portal Market, facilitates the eligibility for clearing and settlement services at The Depository Trust & Clearing Corporation of Portal/Rule 144A securities.

Operating Expenses

Direct Expenses

The following table shows our direct expenses:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2007	2006		2007	2006
	(in millions)			(in millions)
Compensation and benefits	$52.0	$47.5	9.5%	$145.9	$144.5	1.0%
Marketing and advertising	4.1	3.5	17.1%	13.2	12.3	7.3%
Depreciation and amortization	9.7	14.3	(32.2)%	29.3	60.3	(51.4)%
Professional and contract services	6.4	6.8	(5.9)%	23.5	23.0	2.2%
Computer operations and data communications	6.6	9.5	(30.5)%	22.8	29.7	(23.2)%
Provision for bad debts	0.2	(2.2)	#	2.3	(0.3)	#
Occupancy	8.2	9.5	(13.7)%	26.1	25.7	1.6%
Regulatory	7.7	—	#	21.5	—	#
General, administrative and other	31.2	5.8	#	52.0	37.3	39.4%

Total direct expenses	$126.1	$94.7	33.2%	$336.6	$332.5	1.2%

#	Denotes a variance equal to or greater than 100.0%.

Compensation and benefits expense increased for the third quarter and for the first nine months of 2007 compared with the same periods last year. The increase is primarily due to increased incentive compensation reflecting stronger financial performance, additional share-based compensation expense in 2007 due to a grant in December 2006 to all active employees and additional compensation costs due to our recent acquisitions. Partially offsetting the increase in the first nine months of 2007 was a curtailment gain of approximately $6.1 million recognized in the first half of 2007 and cost savings as a result of the Pension Plan and SERP freeze. See Note 7, “Employee Benefits,” to the condensed consolidated financial statements for further discussion. Also, in the nine months ended September 30, 2007, the reduction in force charges were lower than in the same period last year. Headcount decreased from 904 employees at December 31, 2006 to 874 employees at September 30, 2007, primarily due to our continued reduction in technology positions consistent with our expense reduction efforts.

Marketing and advertising expense increased for the third quarter and for the first nine months of 2007 compared with the same periods last year primarily due to our new advertising campaign launched in the third quarter of 2007.

Depreciation and amortization expense decreased for the third quarter and for the first nine months of 2007 compared with the same periods last year primarily due to the retirement of certain equipment which was fully amortized in December 2006 related to the migration of all trading of Nasdaq-, NYSE- and Amex-listed securities to a single platform. These decreases were partially offset by intangible amortization expense on identifiable intangible assets acquired in our recent acquisitions.

Professional and contract services deceased for the third quarter of 2007 and increased for the first nine months of 2007 compared with the same periods last year. In the third quarter of 2007, costs from our recent acquisitions declined. However, for the nine months ended September 30, 2007 there was an overall increase in professional and contract service costs, primarily legal expenses.

Computer operations and data communications expense decreased for the third quarter and for the first nine months of 2007 compared with the same periods last year primarily due to lower costs associated with hardware leased equipment. The contract for this equipment was cancelled and charged to expense in the fourth quarter of 2006. The decrease is also due to lower costs associated with a reduced number of communication lines due to the consolidation of our data centers.

Provision for bad debts increased for the third quarter and for the first nine months of 2007 compared with the same periods last year. In the third quarter and first nine months of 2006, there were collections of past due account balances on major customer accounts which were previously reserved for. The increase for the third quarter and first nine months of 2007 was due to additional aged receivables in 2007.

Occupancy expense decreased for the third quarter and slightly increased for the first nine months of 2007 compared with the same periods last year. The decrease for the third quarter of 2007 was primarily due to the consolidation of our data centers.

Regulatory expense was $7.7 million for the third quarter of 2007 and $21.5 million for the first nine months of 2007. Since we sought to preserve a regulatory separation upon operation as a national securities exchange, NASD Regulation, Inc., or NASDR, a wholly-owned subsidiary of FINRA, continues to provide regulatory services to the Exchange, including the regulation of trading activity on The Nasdaq Stock Market and surveillance and investigative functions. The regulation charge from NASDR of $8.6 million for the third quarter of 2006 and $25.8 million in the first nine months of 2006 was included in support costs from related parties, net. See below for further discussion. The decrease was primarily due to a reduction in surveillance and other regulatory charges by FINRA and an adjustment of the allocation of its costs between members and market matters.

General, administrative and other expense increased for the third quarter and for the first nine months of 2007 compared with the same periods last year due to an increase in charges recorded in the third quarter and first nine months of 2007 related to the sale of our share capital of the LSE. We recorded pre-tax charges for a $19.5 million tax sharing payment owed to SLP pursuant to an agreement to share the deferred tax benefit on the sale of Instinet’s Institutional Brokerage division and a $5.8 million loss on the early extinguishment of debt related to the repayment in full of our Credit Facilities from the proceeds from the sale of the share capital of the LSE. See Note 4, “Investments,” to the condensed consolidated financial statements for further discussion. Also, for the first nine months of 2007 there was a $10.6 million charge recorded in the first quarter of 2007 related to a clearing contract. Our single trading platform includes functionality that enabled us to discontinue the use of services previously provided under the contract. Partially offsetting these increases were charges recorded in the first nine months of 2006. In the first nine months of 2006, we recorded a $12.3 million loss on the early extinguishment of the $750.0 million senior term debt issued in December 2005, which was refinanced in April 2006. An additional $8.6 million loss was recorded on the early extinguishment of the portion of the $1.1 billion secured term loan of our April 2006 credit facility that was repaid in May 2006 as a result of an equity offering. Also, in the first nine months of 2006, a $5.9 million charge was recorded on the write-down of a held-for-sale building to fair market value. See “Real Estate Consolidation,” of Note 3, “Cost Reduction Program and INET Integration,” to the condensed consolidated financial statements for further discussion. These charges were partially offset by a realized foreign currency gain related to our investment in the LSE of $8.2 million in the first nine months of 2006.

Support Costs From Related Parties, net

Support costs from related parties, net were $8.6 million for the third quarter of 2006 and $25.8 million for the first nine months of 2006. After December 20, 2006, since FINRA is no longer a related party, the regulatory expense is now shown as part of direct expenses. See the description of regulatory expense under “Direct Expenses” above for further discussion.

Net Interest Expense

Net interest expense was $13.9 million for the third quarter of 2007 as compared with $18.1 million for the third quarter of 2006, a decrease of 23.2%, and $47.6 million for the first nine months of 2007 compared with $48.2 million for the first nine months of 2006, a decrease of 1.2%. The decrease in the third quarter of 2007 was primarily due to higher cash balances and higher interest rates and lower interest expense on debt due to a lower outstanding balance for the quarter. The decrease for the first nine months of 2007 was also due to higher interest income due to higher cash balances and higher interest rates. However, for this period there was additional interest expense on debt resulting from the purchase of LSE shares, which was outstanding for the majority of the first nine months in 2007.

Gain on Foreign Currency Option Contracts

The gain on foreign currency option contracts was $35.2 million in the third quarter of 2007 and $25.7 million for the first nine months of 2007. In the second quarter of 2007, in order to hedge the foreign currency exposure on our proposed combination with OMX, we purchased a foreign currency option contract or the May 2007 Contract. In July 2007, we sold the May 2007 Contract for $20.1 million and also purchased a new contract for $20.1 million or the July 2007 Contract and recorded a $7.1 million realized gain on the sale of the May 2007 Contract. Also in the third quarter of 2007, we sold a portion of the July 2007 Contract and realized a loss of $1.4 million. The cumulative pre-tax realized gain on both the May 2007 Contract and the July 2007 Contract is approximately $5.7 million for both the third quarter and the first nine months of 2007. The fair value of the remaining contract July 2007 Contract at September 30, 2007 was approximately $42.5 million. The unrealized gain on this contract for the third quarter of 2007 was $29.5 million and was $27.8 million for the first nine months of 2007.

In order to hedge the foreign currency exposure on our acquisition bid for the LSE, we purchased foreign currency option contracts at the time of the bid, which was the fourth quarter of 2006. The fair value of these contracts at December 31, 2006 was $71.7 million and the unrealized gain for the quarter ended December 31, 2006 was $48.4 million. In conjunction with the lapse of our final offers for the LSE, we traded out of these foreign exchange contracts in February 2007. Due to the improved exchange rate of the dollar when compared to the pound sterling, we recorded a loss of approximately $7.8 million on these foreign currency option contracts in the first nine months of 2007 results. The cumulative realized pre-tax gain on the foreign currency option contracts was approximately $40.6 million. These contracts were cash settled for $63.9 million.

See Note 10, “Fair Value of Financial Instruments,” to the condensed consolidated financial statements for further discussion.

Dividend Income

Dividend income was $14.5 million for the first nine months of 2007 as compared with $9.2 million for the same period in 2006. This represents ordinary dividends declared from our investment in the LSE.

Gain on Sale of Strategic Initiatives

The pre-tax gain on the sale of our strategic initiatives was $431.4 million for both the third quarter and first nine months of 2007. The gain represents the sale of our share capital of the LSE and is net of costs directly related to the sale of $18.0 million, primarily broker fees. See Note 4, “Investments,” to the condensed consolidated financial statements for further discussion.

Strategic Initiative Costs

In connection with our strategic initiatives related to the LSE, including our acquisition bid, we incurred legal and advisory costs of approximately $26.5 million for the first nine months of 2007. See “Investment in the LSE,” of Note 4, “Investments,” to the condensed consolidated financial statements for further discussion.

Minority Interest

Minority interest was zero for the third quarter of 2007 as compared with $0.1 million for the third quarter of 2006 and was $0.1 million for the first nine months of 2007 as compared with $0.6 million for the first nine months of 2006. We began recording minority interest for Reuters’ minority investment in the Independent Research Network, a joint venture created to help public companies obtain independent analyst coverage, beginning in the third quarter of 2005. Reuters’ investment in the Independent Research Network has been reduced to zero due to losses incurred at the Independent Research Network and 100.0% of the losses are now recorded by us. We are discontinuing the Independent Research Network’s operations in 2008.

Income Taxes

Our income tax provision was $171.6 million for the third quarter of 2007 as compared with $19.7 million for the third quarter of 2006 and $222.3 million for the first nine months of 2007 compared with $42.7 million for the first nine months of 2006. The overall effective tax rate in the third quarter of 2007 was 32.0% and was 39.4% in the third quarter of 2006. The overall effective tax rate in the first nine months of 2007 was 33.6% and was 39.7% in the first nine months of 2006. Although the income tax provision increased for both periods, the overall effective tax rates were lower in 2007 primarily due to the utilization of capital loss carryforwards and a reduction to the reserve for uncertain tax positions.

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

Nasdaq and its eligible subsidiaries file a consolidated U.S. federal income tax return and applicable state and local income tax returns. Federal income tax returns for years 2004-2006 are subject to examination by the Internal Revenue Service. In the third quarter of 2007, we concluded federal income tax audits for years 2000-2003. To the extent that the respective statute of limitations for a specific tax year is expired we have decreased the reserve for uncertain tax positions. Several state tax returns are currently under examination by the respective tax authorities for years 1996-2002 and we remain subject to state audits for years 2003-2006. The final outcome of such audits cannot yet be determined, however it is expected that adjustments to unrecognized benefits, if any, would be favorable. We anticipate that the adjustments would not have a material impact to our consolidated financial position or results of operations.

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

Cash and Cash Equivalents and Investments and Changes in Cash Flows

The following tables summarize our cash and cash equivalents and investments and changes in cash flows:

	September 30, 2007	December 31, 2006	Percentage Change
	(in millions)
Cash and cash equivalents	$1,258.7	$322.0	#
Available-for-sale investments, at fair value	9.2	1,628.2	(99.4)%

Total	$1,267.9	$1,950.2	(35.0)%

	Nine Months Ended September 30,		Percentage Change
	2007	2006
	(in millions)
Cash provided by operating activities	$117.0	$146.7	(20.2)%
Cash provided by (used in) investing activities	1,860.6	(1,194.7)	#
Cash (used in) provided by financing activities	(1,040.9)	1,323.3	#

#	Denotes a variance greater than 100.0%.

Cash and cash equivalents and available-for-sale investments. Cash and cash equivalents and available-for-sale investments decreased from December 2006 primarily due to a decrease in available-for-sale investments of $1.6 billion primarily due to the sale of our share capital of the LSE, partially offset by an increase in cash of $936.7 million. Total proceeds received by the sale were approximately $1.8 billion and Nasdaq used approximately $1.1 billion of the proceeds to pay in full and terminate the Credit Facilities. Partially offsetting this decrease was the receipt of cash from trading out of the foreign exchange contracts related to our acquisition bid for the LSE in February 2007, the receipt of ordinary dividends from the LSE, and positive cash flow.

Changes in Cash Flows

Cash provided by operating activities. The following items impacted our cash provided by operating activities for the nine months ended September 30, 2007:

•	Net income of $439.4 million, partially offset by:

•

Non-cash items of approximately $402.4 million, comprised primarily of the gain on the sale of strategic initiative of $431.4 million, gain on foreign currency option contracts of $25.7 million and deferred taxes, net of $20.1 million, partially offset by strategic initiative costs of $26.5 million, clearing contract charge of $10.6 million, loss on the early extinguishment of debt of $5.8 million and depreciation and amortization of $29.3 million.

•	Increase in deferred revenue of $40.1 million mainly due to Corporate Client Group’s annual billings.

•

Increase in income tax payable of $145.9 million primarily due to the sale of our share capital in the LSE and an increase in pre-tax income. We expect to pay a significant portion of this payable in the fourth quarter of 2007.

•

An increase in receivables, net of $58.4 million, partially offset by a decrease in Section 31 fees payable to SEC of $40.4 million. Receivables, net increased due to the recording of additional Section 31 fees and Corporate Client Group’s annual billings. Section 31 fees payable to SEC decreased due to the payment in September of Section 31 fees to the SEC in connection with The Nasdaq Stock Market’s operation as an exchange representing the fees collected from January to August 2007.

During the nine months ended September 30, 2006, the following items impacted our cash provided by operating activities:

•	Net income of $64.9 million.

•

Non-cash charges of approximately $72.1 million comprised primarily of depreciation and amortization of $60.3 million and loss on the early extinguishment and refinancing of debt obligations of $20.9 million.

•

Decrease in other operating liabilities of $20.2 million, mainly due to a decrease in accrued personnel costs of $13.5 million, reflecting payments associated with severance liabilities and a decrease in payables to related parties and other liabilities of $11.1 million due to timing of payments.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, accounts receivable collections, share-based compensation and the timing and amount of other payments that we make.

Cash provided by (used in) investing activities. The increase in cash provided by (used in) investing activities in the first nine months of 2007 compared with the first nine months of 2006 is primarily due to the proceeds from sales and redemptions and maturities of available-for-sale investments of $1,907.3 million, which includes the proceeds from the sale of our share capital in the LSE of $1,784.2 million. Also contributing to the increase was $67.9 million from settlement of foreign currency option contracts primarily related to our acquisition bid for the LSE. In the first nine months of 2007, in conjunction with the lapse of our final offers for the LSE in February 2007, we traded out of foreign currency option contracts which were purchased at the time of the commencement of our bid. These contracts were cash settled for $63.9 million. Partially offsetting these increases were the purchase of foreign currency option contracts of $13.0 million for our proposed combination with OMX, purchases of available-for-sale investments of $80.4 million, the acquisition of Directors Desk for $8.0 million and purchases of property and equipment of $13.7 million. For the first nine months of 2006, cash used in investing activities was primarily attributable to purchases of available-for-sale investments, including our LSE shares, of $1,651.0 million, the acquisitions of Shareholder.com and PrimeNewswire totaling $54.0 million (net of cash and cash equivalents acquired) and purchases of property and equipment of $12.3 million, partially offset by proceeds from redemptions and maturities of available-for-sale investments of $491.9 million and from the sale of our building of $30.3 million.

Cash (used in) provided by financing activities. Cash used in financing activities for the first nine months of 2007 was primarily due to the repayment in full of the Credit Facilities from the proceeds of the sale of the share capital of the LSE. Cash provided by financing activities in the first nine months of 2006 was primarily due to the proceeds we received from our Credit Facilities and the net proceeds from our equity offerings in the first six months of 2006, partially offset by funds used for payments of our debt obligations and redemption of our Series C Cumulative preferred stock.

Capital Resources and Working Capital

Working capital (calculated as current assets less current liabilities) was $1.2 billion at September 30, 2007, compared with $1.9 billion at December 31, 2006, a decrease of $0.7 billion or 36.8%, primarily due to the repayment of debt obligations from the proceeds of the sale of the share capital of the LSE.

We have historically been able to generate sufficient funds from operations to meet working capital requirements. At September 30, 2007 we did not have any lines of credit. Prior to our repayment on September 28, 2007 of the Credit Facilities, we had an un-drawn $75.0 million revolving credit facility. At September 30, 2007, none of our lenders were affiliated with Nasdaq, except to the extent, if any, that H&F and SLP would be deemed affiliates of Nasdaq due to their ownership of the $240 million convertible notes and $201.4 million of the $205 million convertible notes and associated warrants and common stock and representation on our board of directors.

Broker-Dealer Net Capital Requirements

Our broker-dealer subsidiaries, Nasdaq Execution Services, LLC and NASDAQ Options Services, LLC, are subject to regulatory requirements intended to ensure their general financial soundness and liquidity, which require that they comply with minimum capital requirements. At September 30, 2007, Nasdaq Execution Services was required to maintain minimum net capital of $0.3 million and had total net capital of approximately $17.9 million, or $17.6 million in excess of the minimum amount required. At September 30, 2007, NASDAQ Options Services was also required to maintain minimum net capital of $0.3 million and had total net capital of approximately $4.8 million, or $4.5 million in excess of the minimum amount required.

Credit Facilities

On September 28, 2007, Nasdaq used $1,055.5 million of the proceeds from the sale of the share capital of the LSE to repay in full and terminate the Credit Facilities. See Note 4, “Investments,” and Note 6, “Debt Obligations,” to the condensed consolidated financial statements for further discussion of the sale of the share capital of the LSE and repayment in full of the Credit Facilities.

Financing the Proposed Business Combination with OMX

In connection with the proposed acquisition of OMX shares from Borse Dubai, Nasdaq has received a debt commitment letter dated as of September 28, 2007. See Note 14, “Proposed Transactions with Borse Dubai and OMX,” to the condensed consolidated financial statements for further discussion.

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

Nasdaq and its subsidiaries adhere to an investment policy approved by the Nasdaq Board of Directors for internally and externally managed portfolios. The goal of the policy is to maintain adequate liquidity at all times and to fund current budgeted operating and capital requirements and to maximize returns. All securities must meet credit rating standards as established by the policy and must be denominated in subsidiary specific currencies. The investment portfolio duration must not exceed 18 months. The policy prohibits the purchasing of any investment in equity securities, except for any purchases required by the SEC or for regulatory purposes. The policy also prohibits any investment in debt interest in an entity that derives more than 25.0% of its gross revenue from the combined broker-dealer and/or investment advisory businesses of all of its subsidiaries and affiliates. Nasdaq’s investment policy is reviewed annually and was re-approved by the Board on January 30, 2007. Nasdaq also periodically reviews its investments and investment managers. Our purchase of the LSE equity securities was not part of the scope of our investment policy. Our Board of Directors separately approved our investment in the LSE.

We regularly monitor and evaluate the realizable value of our investment security portfolio. When assessing securities for other-than-temporary declines in value, we consider such factors as, among other things, the duration for which the market value had been less than cost, any news that has been released specific to the investee, analyst coverage and the outlook for the overall industry in which the investee operates. For equity securities we also consider the performance of the investee’s stock price in relation to industry indexes and review the investee’s credit profile. There were no impairment charges recorded on our investments during the three and nine months ended September 30, 2007 and 2006.

As of September 30, 2007, there were no hedges on our investments. However we periodically re-evaluate our hedging policies and may choose to enter into future transactions. Nasdaq does not currently hedge any variable interest rates on our investments.

Fixed Income Securities

As of September 30, 2007, our fixed income securities have an average duration of 0.03 years. Our primary investment objective for fixed income securities is to preserve principal while maximizing yields, without significantly increasing risk. These securities are subject to interest rate risk and their fair values may fluctuate with changes in interest rates. However, management does not believe that a 100 basis point fluctuation in market interest rates will have a material effect on the carrying value of our fixed income securities at September 30, 2007.

Investment in the LSE

On September 25, 2007, Nasdaq, through its wholly-owned subsidiary NAL, sold 28.0% of the share capital of the LSE to Borse Dubai for $1,590.7 million in cash. On September 26, 2007, we sold the remaining substantial balance of our holdings in the LSE in open market transactions for approximately $193.5 million in cash. Total proceeds from these sales were $1,784.2 million. As a result of these sales, we recognized a $431.4 million pre-tax gain which is net of $18.0 million of costs directly related to the sales, primarily broker fees. The cost of this investment was approximately GBP 736.5 million, or $1,334.8 million. This investment was accounted for under SFAS 115 with any unrealized gains or losses, including foreign currency fluctuations, recorded as a separate component of accumulated other comprehensive income, net of tax until sold.

We had purchased foreign currency option contracts in order to hedge the foreign exchange exposure on our acquisition bid for the LSE. This position was marked-to-market at each reporting period resulting in gains and losses, which are included in net income. As of December 31, 2006, the gain recorded in the Consolidated Statements of Income was $48.4 million. In conjunction with the lapse of our final offers for the LSE, we traded out of these foreign exchange contracts in February 2007. Due to the improving exchange rate of the dollar when compared to the pound sterling, we recorded a loss of approximately $7.8 million on these foreign currency option contracts in first quarter of 2007 results. The cumulative realized pre-tax gain on the foreign currency option contracts was approximately $40.6 million. See Note 10, “Fair Value of Financial Instruments,” to the condensed consolidated financial statements for further discussion.

Debt Obligations

At September 30, 2007, both our $205 million and $240 million convertible notes specify fixed interest rates until October 22, 2012. However, due to the stock appreciation on the convertible option feature from $14.50 at the time of issuance to $37.68 at September 30, 2007, the fair value of Nasdaq’s convertible notes exceeds its carrying value.

As of September 30, 2007, Nasdaq does not currently hedge any variable interest rates on our debt obligations. However, we periodically reevaluate our hedging policies and may choose to enter into future transactions.

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

System trades in Nasdaq-listed securities, NYSE-listed securities, Amex-listed securities and trades routed to other market centers for Exchange members are cleared by Nasdaq Execution Services, as a member of the National Securities Clearing Corporation, or NSCC.

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

Item 1A.	Risk Factors

Please refer to our most recent Form 10-K to read about the material risks we face.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases made in the fiscal quarter ended September 30, 2007 (in whole number of shares):

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Units)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 2007	1,522	$32.34	—	—
August 2007	—	—	—	—
September 2007	—	—	—	—

Total	1,522	—	—	—

The shares repurchased during July 2007 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants.

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

THE NASDAQ STOCK MARKET, INC.
(Registrant)

Date: November 9, 2007	By:	/s/ ROBERT GREIFELD
	Name:	Robert Greifeld
	Title:	President and Chief Executive Officer

Date: November 9, 2007	By:	/s/ DAVID P. WARREN
	Name:	David P. Warren
	Title:	Executive Vice President and Chief Financial Officer

Index

Exhibit Number
10.1	Third Amended and Restated Commitment Letter, dated as of November 6, 2007, from Bank of America, N.A., Banc of America Securities LLC, JPMorgan Chase Bank, N.A. and J.P. Morgan Securities Inc. to The Nasdaq Stock Market, Inc.

10.2	Letter Agreement, dated as of September 19, 2007, among The Nasdaq Stock Market, Inc., Nightingale Acquisition Limited and Borse Dubai Limited.

10.3	Terms of Sale, dated as of September 21, 2007, among UBS Limited, J.P. Morgan Securities Ltd. and Nightingale Acquisition Limited.

10.4	Supplement, dated as of September 20, 2007, between OMX AB (publ) and The Nasdaq Stock Market, Inc.

10.5	Letter Agreement, dated as of September 20, 2007, between The Nasdaq Stock Market, Inc. and Borse Dubai Limited.

10.6	Amendment to the Letter Agreement, dated as of September 26, 2007, between The Nasdaq Stock Market, Inc. and Borse Dubai Limited.

11	Statement regarding computation of per share earnings (incorporated herein by reference from Note 9 to the condensed consolidated financial statements under Part I, Item 1 of this Form 10-Q).

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.