Form 10-K
period 2007-12-31
NASDAQ STOCK MARKET INC
filed 2008-02-25
CIK 1120193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $3,319,317,841 (this amount represents 111,723,926 shares of Nasdaq’s common stock based on the last reported sales price of $29.71 of the common stock on The Nasdaq Stock Market on such date).

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 14, 2008
Common Stock, $.01 par value per share	139,055,154 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the 2008 Annual Meeting of Stockholders	Part III

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

Forward-Looking Statements

The U.S. Securities and Exchange Commission, or SEC, encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Annual Report on Form 10-K contains these types of statements. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words or terms of similar substance used in connection with any discussion of future operating results or financial performance identify forward-looking statements. These include, among others, statements relating to:

•	2008 outlook;

•	the scope, nature or impact of acquisitions, dispositions, investments or other transactional activities;

•	the effective dates for and expected benefits of ongoing initiatives; and

•	the outcome of any litigation and/or government investigation to which we are a party and other contingencies.

Forward-looking statements involve risks and uncertainties. Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements include, among others, the following:

•	our operating results may be lower than expected;

•

our ability to consummate or implement or realize synergies from our strategic initiatives and any consequences from our pursuit of our corporate strategy, including the proposed business combination with OMX AB, the transactions with Borse Dubai Limited and the Dubai International Financial Exchange and the proposed acquisitions of the Philadelphia Stock Exchange and the Boston Stock Exchange;

•	loss of significant trading volume or listed companies;

•	covenants in the indenture governing our notes, and our other existing and proposed debt documents, that may restrict our business;

•	economic, political and market conditions and fluctuations, including interest rate risk, inherent in U.S. and international operations;

•	government and industry regulation; and

•	adverse changes that may occur in the securities markets generally.

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

We, through our subsidiaries, are a leading provider of securities listing, trading, and information products and services. Our revenue sources are diverse and include revenues from transaction services, market data products and services, listing fees, insurance products, shareholder, directors and newswire services and financial products.

The Nasdaq Stock Market is the largest equity securities market in the United States, both in terms of number of listed companies and traded share volume. As of December 31, 2007, The Nasdaq Stock Market was home to 3,135 listed companies with a combined market capitalization of over $4.2 trillion. Transactions involving 757.1 billion equity securities were executed on or reported to our systems in 2007, 30.3% higher than in 2006.

We manage, operate and provide our services in two business segments, our Market Services segment and Issuer Services segment.

Market Services. Our Market Services segment includes our transaction-based business and our market information services business. The Nasdaq Stock Market operates The Nasdaq Market Center, our transaction-based platform, which provides our market participants with the ability to access, process, display and integrate orders and quotes in The Nasdaq Stock Market and other national securities exchanges in the U.S. enabling our customers to execute trades in over 7,400 equity securities (including ETFs) during 2007. The Nasdaq Market Center allows us to route and execute buy and sell orders as well as report transactions for Nasdaq-listed securities and those securities listed on other national securities exchanges, providing fee-based revenues. We also generate revenues by providing varying levels of quote and trade information to market participants and data vendors, who in turn sell subscriptions for this information to the public. Our systems enable vendors to gain direct access to our detailed order data, index information, mutual fund pricing information, and corporate action information on Nasdaq-listed securities.

Issuer Services. Our Issuer Services segment includes our securities listings business, insurance business, shareholder, directors and newswire services and our financial products business. The companies listed on The Nasdaq Stock Market represent a diverse array of industries including information technology, financial services, healthcare, consumer products and industrials. In the financial products business, we develop and license financial products and associated derivatives based on Nasdaq indexes. We have also introduced financial products based on other Nasdaq indexes, including the Nasdaq-100 Index, the Nasdaq Composite Index and the Nasdaq Biotechnology Index. In addition, we generate revenues by licensing and listing third-party structured products and third-party sponsored ETFs. We also provide, through our subsidiaries, products and services to our listed companies and other customers, including insurance, shareholder, directors and newswire services.

Recent Developments

Combination with OMX AB and Transactions with Borse Dubai. On September 20, 2007, Nasdaq, Borse Dubai and OMX entered into definitive documents related to various transactions, or collectively, the Transactions. Pursuant to the Transactions, Borse Dubai conducted an offer for all of the outstanding shares of OMX. Borse Dubai’s initial offer expired on February 12, 2008 and it announced that 97.6% of the outstanding shares of OMX have been tendered. Under the terms of the agreement, Borse Dubai has agreed to sell the OMX shares acquired in the offer or otherwise owned by Borse Dubai or its subsidiaries to us in exchange for up to SEK 12.6 billion in cash (which amount will be decreased by SEK 265 for every OMX share not acquired by Borse Dubai) and 60.6 million shares of Nasdaq common stock. At the close of the Transactions, Borse Dubai will directly hold approximately 42.7 million shares of Nasdaq common stock (representing 19.99% of our fully diluted outstanding share capital) and approximately 18.0 million shares will be held in a trust, or the Trust, for Borse Dubai’s economic benefit until disposed of by the Trust.

In addition, as part of the Transactions, we, Borse Dubai and the Dubai International Financial Exchange, or DIFX, have entered into an agreement which provides that in exchange for $50 million in cash to DIFX and the entry into certain technology and trademark licensing agreements, we will acquire 33 1/3% of the equity of DIFX. We will also be responsible for 50% of any additional capital contribution calls made by DIFX, subject to a maximum aggregate additional commitment by Nasdaq of up to $25 million. Closing of this transaction is conditioned upon the concurrent closing of the combination with OMX.

We expect the Transactions and the DIFX investment to close by the end of February 2008.

Proposed Acquisitions of the Boston Stock Exchange and the Philadelphia Stock Exchange. On October 1, 2007, we entered into a definitive agreement to acquire the Boston Stock Exchange, or BSX, for $61.0 million in cash. The BSX acquisition will provide us with an additional license for trading both equities and options and a clearing license. After the close of the BSX acquisition, we expect that BSX’s current operations will be discontinued and will not be integrated into our current operations. We expect the acquisition of BSX to close in the first half of 2008.

On November 7, 2007, we entered into a definitive agreement to acquire the Philadelphia Stock Exchange, or PHLX, for $652.0 million in cash, subject to customary closing conditions and regulatory approvals. The acquisition of PHLX, the third largest options market in the U.S., will significantly diversify our product portfolio by providing us with a premier options trading platform in the U.S. We expect the acquisition of PHLX to close in the first half of 2008.

Sale of LSE Investment. In 2006, we, through our wholly-owned subsidiary Nightingale Acquisition Limited, or NAL, acquired an investment in the London Stock Exchange Group plc, or the LSE, at that time totaling approximately 28.8% of the issued ordinary share capital of the LSE. On September 25, 2007, we sold 28.0% of LSE’s share capital to Borse Dubai for approximately $1.6 billion in cash. On September 26, 2007, through open market transactions, we sold the remaining substantial balance of our holdings in the LSE for $193.5 million in cash. We used approximately $1.1 billion of the approximately $1.8 billion in total proceeds from the sale of the LSE shares to repay in full and terminate our then-outstanding credit facilities.

Nasdaq History and Structure

We were founded in 1971 as a wholly-owned subsidiary of FINRA, or the Financial Industry Regulatory Authority (then known as National Association of Securities Dealers, or NASD), which operates subject to the oversight of the SEC. Beginning in 2000, FINRA restructured and broadened our ownership through a two-phase private placement of our securities. Securities in the private placements were offered to all FINRA members, as well as some investment companies and issuers listed on The Nasdaq Stock Market.

In connection with the restructuring, on November 9, 2000, we applied to the SEC for registration as a national securities exchange. Prior to operating as an exchange, The Nasdaq Stock Market operated under a Delegation Plan approved by the SEC that provided a delegation of legal authority from FINRA to us to operate as a stock market. Although we exercised primary responsibility for market-related functions, including market-related rulemaking and interpretations, all actions taken pursuant to authority by FINRA were subject to review, ratification or rejection by the FINRA board of directors.

The SEC approved our application to register as a national securities exchange on January 13, 2006, subject to the satisfaction of specified conditions. Upon fulfilling these conditions, The Nasdaq Stock Market began operating as a registered national securities exchange for Nasdaq-listed securities in August 2006 and as an exchange for non-Nasdaq-listed securities in February 2007. To facilitate our operation as a national securities exchange, we also formed The FINRA/Nasdaq Trade Reporting Facility LLC, or FINRA/Nasdaq TRF, a wholly-owned subsidiary. Through the FINRA/Nasdaq TRF we continue to collect reports of trades executed by broker-dealers outside of our exchange. FINRA regulates the FINRA/Nasdaq TRF as one of its facilities. The FINRA/Nasdaq TRF began operating in August 2006 for Nasdaq-listed securities and in March 2007 for non-Nasdaq-listed securities.

On December 20, 2006, we ceased to be a subsidiary of FINRA. FINRA maintained voting control over us through its ownership of the one outstanding share of our Series D preferred stock and FINRA consolidated our financial position and results of operations in its consolidated financial statements. In connection with the process of The Nasdaq Stock Market becoming a registered national securities exchange, Nasdaq was removed as a party to the Delegation Plan and we redeemed FINRA’s share of Series D preferred stock. FINRA achieved full divestiture of ownership of our common stock with the sale of its remaining shares of our common stock in July 2006.

In August 2006, we adopted a holding company structure in connection with our registration as a national securities exchange. Our subsidiary, The NASDAQ Stock Market LLC, holds the operations of the exchange and our exchange license. In November 2006, we completed an internal reorganization that resulted in the transfer of ownership of some of our subsidiaries, including our broker-dealer subsidiaries, to our exchange subsidiary.

With exchange registration, Nasdaq received its own status as a self-regulatory organization, or SRO, through Nasdaq’s exchange subsidiary separate from that of FINRA. Pursuant to securities laws, an SRO is responsible for regulating its members through the adoption and enforcement of rules and regulations governing the business conduct of its members. As an SRO, The Nasdaq Stock Market has its own rules pertaining to its members and listed companies regarding listing, membership and trading that are distinct and separate from those rules applicable to broker-dealers that are administered by FINRA. Broker-dealers may choose to become members of The Nasdaq Stock Market, in addition to their memberships with other SROs, including FINRA. See “—Nasdaq Regulation.” FINRA continues to provide regulatory services to us. See “—Nasdaq Regulation—Regulatory Services Agreement.”

Nasdaq Products and Services

We operate in two segments: Market Services and Issuer Services. Financial information about segments and geographic areas may be found in Note 20, “Segments,” to our consolidated financial statements.

Market Services. Our Market Services segment includes our transaction-based business and our market information services business. For the year ended December 31, 2007, Market Services revenues were $2,152.4 million, which represented 88.3% of Nasdaq’s total revenues. Market Services revenues less liquidity rebates, brokerage, clearance and exchange fees were $528.1 million, which represented 65.0% of total revenues less liquidity rebates, brokerage, clearance and exchange fees. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements.

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

•

Provides subscribers quotes, orders and total anonymous interest at every price level in The Nasdaq Market Center for exchange-listed securities and critical data for the Nasdaq Crossing Network, including the Opening, Closing, Halt, IPO, Intraday and Post-Close Crosses.

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

Also, we pay fees to the SEC pursuant to Section 31 of the Securities Exchange Act of 1934, or Section 31 fees. These fees are recorded as execution and trade reporting revenues with a corresponding amount recorded as cost of revenues. The Section 31 fees are designed to recover the costs to the government of supervision and regulation of securities markets and securities professionals. We collect the fees as a pass-through charge from organizations executing eligible trades on The Nasdaq Stock Market and recognize these amounts in cost of revenues when invoiced. Section 31 fees received are included in cash and cash equivalents at the time of receipt and, as required by law, the amount due to the SEC is remitted semiannually and recorded as Section 31 fees payable to the SEC until paid. Since the amount recorded in revenues is equal to the amount recorded in cost of revenues, there is no impact on our revenues less liquidity rebates, brokerage, clearance and exchange fees.

To enhance market transparency, we introduced the Opening Cross and Closing Cross in 2004 and the Halt Cross and IPO Cross in 2006. The Opening Cross is a process for pre-market open trading and price discovery consisting of a centralized order facility that provides market participants and investors with a highly transparent and accurate opening price in securities listed on an exchange. Similarly, the Closing Cross is a centralized order facility that provides an orderly market close for securities listed on an exchange. The IPO Cross is designed to provide executions utilizing a fair and transparent process to begin secondary trading of initial public offerings based on supply and demand. The Halt Cross is designed to provide executions utilizing a fair and transparent process when we resume trading in market halted securities. A new pegged order type that allows the price of an order to be pegged to the mid-point of the National Best Bid and Offer, or NBBO, was introduced in January 2007.

We also introduced the Intraday and Post-Close Crosses, part of a new fully-anonymous trade execution facility designed to promote the execution of large trades, in July 2007. The Intraday and Post-Close Crosses provide market participants and investors with a highly efficient and accurate single price at specific times during the trading day, resulting in the discovery of larger pools of liquidity while minimizing market impact and associated price movements.

In the first quarter of 2007, we completed our integration of The Nasdaq Market Center and the Brut and INET execution systems into a single trading platform. Nasdaq’s system integration, which is based on the INET platform, provides improved execution quality and speed, while maintaining the attributes of The Nasdaq Market Center, including market making functionality, attributed quotes, and the Nasdaq Crossing Network. Our system integration in Nasdaq-listed securities was completed in the fourth quarter of 2006 and the system integration in non-Nasdaq-listed securities was completed in February 2007.

We currently provide connectivity and order routing to options exchanges. In the first half of 2008, subject to SEC approval, we expect to launch The NASDAQ Options Market, a new options trading platform. The trading platform will be designed to leverage our existing technology, which we acquired through the INET acquisition. In addition, the trading platform exchange will leverage our current customer connectivity and market structure. We are designing the trading platform to handle the options market transition from nickel and dime quoting increments to penny quoting increments.

Trade reporting services. All registered national securities exchanges and securities associations are required to establish a transaction reporting plan for the central collection of price and volume information concerning trades executed in those markets. We provide three primary revenue-generating reporting services:

•

Trade reporting. Trades executed on The Nasdaq Stock Market are automatically reported by us under the appropriate transaction reporting plan. Currently, we do not charge market participants for reporting most of these trades. We do, however, earn revenues for all of these trades in the form of shared market information revenues under the Nasdaq Unlisted Trading Privileges Plan, or UTP Plan, for Nasdaq-listed securities, under the Consolidated Tape Plan, or CTA Plan, for NYSE-listed securities and the Consolidated Quotation Plan, or CQ Plan, for Amex- and regional exchange-listed securities. In addition, the FINRA/Nasdaq TRF collects trade reports as a facility of FINRA. A large percentage of these trades result from orders that broker-dealers have matched internally, or internalized, and are submitted to the FINRA/Nasdaq TRF for reporting purposes only. The FINRA/Nasdaq TRF does not charge market participants for locked in reporting of most trades, but it does earn shared market information revenues with respect to the trades.

•

Trade comparison. The FINRA/Nasdaq TRF also generates revenues by providing trade comparison to broker-dealers by matching and locking-in the two parties to a trade that they have submitted to the FINRA/Nasdaq TRF for reporting and clearing.

•	Risk management. We provide clearing firms with risk management services to assist them in monitoring their exposure to their correspondent brokers.

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

The Nasdaq Market Center may be accessed using our Financial Information Exchange, or FIX, product that uses the FIX protocol, a standard method of financial communication between trading firms and vendors. This product enables firms to leverage their existing FIX technology with cost-effective connections to The Nasdaq Market Center. We also have developed QIX, a proprietary programming interface that provides a more streamlined and efficient protocol for our users with expanded functionality, including quotation updates. Market participants may also access The Nasdaq Market Center using Computer-to-Computer interface, another protocol, which allows market participants to enter transactions directly from their computer systems to our computer systems. Finally, firms may use former INET protocols to access our single trading platform. As an alternative to a firm-developed trading front-end, Nasdaq provides the New Nasdaq Workstation, an internet browser based interface that allows market participants to view market data and enter orders, quotes and trade reports.

We also provide co-location services to our market participants whereby firms may lease space for equipment within our data center. We charge these participants fees for cabinet space, connectivity and support.

Market information. We collect and provide varying levels of analytical, quote and trade information to market participants and data vendors, who in turn sell subscriptions for this information to the public as part of our Nasdaq Market Services Subscriptions business. We collect information, distribute it and earn revenues as a member of the UTP Plan and as a distributor of our proprietary market data.

We operate as the exclusive Securities Information Processor as part of the UTP Plan for the collection and dissemination of the best bid and offer information and last transaction information from the exchanges and markets that quote and trade in Nasdaq-listed securities. We also are a participant in the UTP Plan and share in the net distribution of revenue according to the plan on the same terms as the other plan participants. In our role as the Securities Information Processor, we collect and disseminate quotation and last sale information for all transactions in Nasdaq-listed securities whether on The Nasdaq Stock Market or other exchanges. We sell this information to data vendors, which the data vendors then sell to the public. After deducting costs associated with acting as an exclusive Securities Information Processor, we distribute the tape fees to the respective UTP Plan participants, including us, based on a combination of the participants’ respective trading share and quoting share as determined by the Regulation NMS formula. In addition, all Nasdaq Market Center trades in exchange-listed securities are reported and disseminated in real time, and as such, we share in the tape fees for information on NYSE- and Amex-listed securities.

Interested parties also can receive real-time quote and trade information beyond the best bid and offer quotes through a number of proprietary products that we offer. We use our broad distribution network of market data vendors and market participants (1,475 as of December 31, 2007) to deliver data regarding our market depth, index values, mutual fund valuation, order imbalances, market sentiment and other analytical data. We offer a range of proprietary data products, including TotalView, our flagship market depth quote product. TotalView shows subscribers quotes, orders and total anonymous interest at every price level in The Nasdaq Market Center for Nasdaq-listed securities and critical data for the Nasdaq Crossing Network.

TotalView is offered through distributors to professional subscribers for a monthly fee per terminal and to non-professional subscribers for a lower monthly fee per terminal. We also offer a TotalView Enterprise License to facilitate broad based distribution of this data to large audiences. During 2007, our TotalView professional subscribers increased by over 34% (excluding non-paying internal users and users via the Nasdaq Workstation product). In addition, we charge the distributor a monthly distributor fee.

We operate several other proprietary services and data products to provide market information, which include:

•

Nasdaq DataStore, one aspect of Nasdaq’s initiative to use plug-and-play technology to deliver new proprietary information content. NASDAQ Pre, the Nasdaq Daily Share Volume Report, and Nasdaq Pathfinders were new products introduced in beta form in 2007 via the Nasdaq DataStore;

•

Nasdaq Market Analytix, a suite of data products including Nasdaq Market Forces and Nasdaq Velocity designed to provide market insights based on calculations performed on the data that is provided to Nasdaq’s execution services;

•	ModelView, a product designed to provide greater insight into the patterns of liquidity in The Nasdaq Market Center;

•	OpenView, a product providing complete depth-of-book liquidity for The Nasdaq Market Center in NYSE- and Amex-listed securities;

•

Mutual Fund Quotation Service, a listing service for over 25,000 mutual funds, money market funds and unit investment trusts that supports fund data, including net asset values, and capital gains and dividend income distribution and provides print and electronic media exposure for the funds;

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

•

NasdaqTrader.com, a financial website that provides broker-dealers and market data vendors with information and data regarding our corporate initiatives (such as the Nasdaq Crossing Network) and other products and services for a monthly subscription fee.

Issuer Services. Our Issuer Services segment includes our securities listings business, insurance business, shareholder, directors and newswire services and our financial products business. For the year ended December 31, 2007, Issuer Services accounted for revenues of $283.9 million, which represented 11.7% of our total revenues and 35.0% of our total revenues less liquidity rebates, brokerage clearance and exchange fees. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements.

Securities listings business. We have operated our securities listings business as the Corporate Client Group, which provides customer support services and products to Nasdaq-listed companies and is responsible for obtaining new listings on The Nasdaq Stock Market. More companies list on The Nasdaq Stock Market than any other U.S. market.

We aggressively pursue new listings from companies undergoing IPOs. In the year ended December 31, 2007, we attracted 62% of the IPOs eligible for listing on The Nasdaq Stock Market and 36% of the IPOs eligible for listing on the NYSE.

	Year ended December 31,
	2007	2006	2005
Initial public offerings listed on The Nasdaq Stock Market	132	137	126
Percentage of initial public offerings on primary U.S. markets	62%	67%	59%
Capital raised by initial public offerings listed on The Nasdaq Stock Market (in billions)	$16.8	$17.4	$12.3

Companies seeking to list securities on The Nasdaq Stock Market must meet minimum listing requirements, including specified financial and corporate governance criteria. Once listed, companies must meet continued listing standards. The Nasdaq Stock Market currently has three tiers of listed companies: The Nasdaq Global Select Market, The Nasdaq Global Market and The Nasdaq Capital Market. Our top listing tier, The Nasdaq Global Select Market, has the highest initial listing standards in the world. All three market tiers maintain rigorous listing and corporate governance standards and issuers listing on these markets have the opportunity to leverage an array of Nasdaq corporate services.

As of December 31, 2007, a total of 1,156 companies listed securities on The Nasdaq Global Select Market, 1,478 companies listed securities on The Nasdaq Global Market and 501 companies listed securities on The Nasdaq Capital Market. During 2007, 290 new companies listed on The Nasdaq Stock Market, with 36 listings on The Nasdaq Global Select Market, 183 on The Nasdaq Global Market and 71 on The Nasdaq Capital Market. During 2006, 285 new companies listed on The Nasdaq Stock Market, with 19 listings on The Nasdaq Global Select Market, 216 on The Nasdaq Global Market and 50 on The Nasdaq Capital Market.

In 2007, a total of 32 companies switched their listing to The Nasdaq Stock Market from the NYSE or Amex. In 2006, a total of 30 companies switched from Amex, and Liberty Media Corporation, Innospec Inc., Computer Task Group, Inc. and E*TRADE Financial switched from the NYSE.

Notable listings in 2007 included the IPOs of National CineMedia, Inc., MerueloMaddux Properties and Clearwire Corporation and the switches from NYSE of DirecTV, and from Amex of Halozyme Therapeutics, Inc., National Beverage Corp. and PowerSecure International. Nasdaq also saw several notable industrial listings, including the IPOs of Orion Energy Systems, Inc. and Greek shipping company Paragon Shipping Inc. and the Amex switch of Odyssey Marine Exploration, Inc.

We also have attracted listings from foreign companies seeking to access U.S. capital markets. Notable non-U.S. new listings in 2007 included the switch of Star Bulk Carriers Corp. from the Amex and the IPOs of MercadoLibre, Inc. from Argentina, lululemon athletica from Canada, VisionChina Media Inc. from China, and Castlepoint Holdings Ltd. from Bermuda. We had a total of 309 foreign companies listed on our markets at December 31, 2007 and 323 at December 31, 2006.

Since 2004, we have permitted NYSE-listed issuers to dually list their stock on The Nasdaq Stock Market. As of December 31, 2007, securities of 11 companies were dual listed on The Nasdaq Stock Market and NYSE. We continue to target companies about joining the dual-listing program.

Each year some companies cease listing with us for several reasons. In 2007, 348 companies ceased listing on The Nasdaq Stock Market. Companies cease listing for the following reasons: failing to meet our listing standards (approximately 14% of delistings in 2007), merger and acquisition activity (approximately 64%) and, to a lesser extent, for other reasons such as switching to another listing venue (approximately 22%). During 2007, the 348 delistings were offset by 132 IPOs and 158 other added listings. There were 285 added listings and 303 delistings in 2006.

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

In February 2007, the SEC approved a new pricing structure for our annual listing fees. This new schedule generally increased the annual and listing of additional shares fees listed companies pay to us, as well as the initial listing fee to list on The Nasdaq Capital Market.

After the initial listing, our Corporate Client Group provides customer support services, products and programs to Nasdaq-listed companies. To offer additional services to our listed companies, in 2005 we acquired Carpenter Moore and the remaining 50% interest in the Nasdaq Insurance Agency, LLC, independent insurance brokerage firms. In 2006, we acquired Shareholder.com, a firm specializing in shareholder communications and investor relations intelligence services and PrimeNewswire, a firm specializing in press release newswire and multimedia services. In 2007, we acquired Directors Desk LLC, a firm providing technology to board members of public and private companies in the United States and abroad.

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

Our flagship index, the Nasdaq-100 Index, includes the top 100 non-financial companies listed on The Nasdaq Stock Market. Nasdaq indexes are the basis for over 600 financial products in 36 countries. Nasdaq also licenses cash-settled options, futures and options on futures on its indexes.

Nasdaq Financial Products, through its PORTAL Market, facilitates the eligibility for clearing and settlement services at The Depository Trust and Clearing Corporation, or DTCC, of PORTAL/Rule 144A securities. In 2007 and in 2006, we continued to facilitate the processing service for Rule 144A eligible securities through PORTAL with over 2,400 and 2,700 applications processed, respectively. In August 2007, we launched our PORTAL Trading System, a system allowing for online trading of equity securities pursuant to Rule 144A of the U.S. Securities Act of 1933. The PORTAL Market id designed to be a comprehensive offering including capital formation, trading, data and financial products.

On November 12, 2007, we and a group of leading securities firms announced our intention to form The PORTAL Alliance, an industry standard facility designated to serve the market for 144A equity securities. The PORTAL Alliance will work with third-party service providers to create an open, industry-standard facility for the private offering, trading, shareholder tracking and settlement of unregistered equity securities sold to qualified institutional buyers.

Fee Changes

We may change the pricing of our products and services in response to competitive pressures or changes in market or general economic conditions. Pursuant to the requirements of the Securities Exchange Act of 1934, or the Exchange Act, Nasdaq must file all proposals for a change in its pricing structure with the SEC. We provide updated information on the pricing of our products and services on our website at www.nasdaqtrader.com. See also “—Competition” and “Risk Factors—The securities market business is highly competitive.”

Technology

Over the past six years, we have reduced our technology costs, consistent with our regulatory obligations, by migrating to fewer, less expensive technology platforms, introducing less expensive network solutions, and by reducing our workforce. Our transaction speed throughput and system reliability has been enhanced by our migration to the INET platform.

The Nasdaq Market Center systems are located in a processing complex in our Northeast Data Center. The systems have handled trade volume of over six billion shares daily and routinely handle over 250,000 transactions per second and are designed to maximize transaction reliability and network security across each of the most critical system services that comprise The Nasdaq Stock Market. In addition, our systems have the ability to handle increased capacity. To maximize reliability, we have developed a backup system in the event the primary systems are unable to perform.

Market data from our quote and trade execution systems are transferred via high-speed communications links to a market data repository and are available for real-time analysis, historical analysis, market surveillance and regulation, and data mining. The information is provided to applications and users through relational databases, higher-level access facilities and Internet applications.

Intellectual Property

We own or have licensed rights to trade names, trademarks, domain names and service marks that we use in conjunction with our operations and services. We have registered many of our most important trademarks in the United States and in foreign countries. For example, our primary “NASDAQ” mark is a registered trademark in the United States and in over 50 other countries worldwide. We also maintain copyright protection in our Nasdaq-branded materials and pursue patent protection for Nasdaq-developed inventions and processes. We currently have 11 issued United States patents and approximately 58 pending applications, some of which also are filed in foreign jurisdictions.

Nasdaq Acquisition Strategy

We have grown our business through acquisitions since 2004. Our strategy for acquisitions is to identify and acquire only those elements that are most important to our success. We integrated the key components of the Brut technology and the Brut team into Nasdaq in 2005 and completed the integration of INET and the migration of its customers to the INET platform in 2007. Consistent with this focused approach, we acquired Carpenter Moore, Shareholder.com, PrimeNewswire and Directors Desk to meet the specific needs of listed companies and other customers. In 2007, we entered into definitive agreements to combine with OMX and to acquire the Philadelphia Stock Exchange and the Boston Stock Exchange.

Nasdaq Regulation

Federal securities laws establish a two-tiered system for the regulation of securities markets, market participants and listed companies. The SEC occupies the first tier and has primary responsibility for enforcing federal securities laws. SROs, which are non-governmental organizations, occupy the second tier. The Nasdaq Stock Market is an SRO. SROs, such as national securities exchanges, are registered with the SEC and are subject to the SEC’s extensive regulation and oversight.

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

Regulation of The Nasdaq Stock Market. With exchange registration, we received our own SRO status through our exchange subsidiary, separate from that of FINRA. As an SRO, we have our own rules pertaining to our members and listed companies regarding listing, membership and trading that are distinct and separate from those rules applicable to broker-dealers that are administered by FINRA. Broker-dealers may choose to become members of The Nasdaq Stock Market, in addition to their other SRO memberships, including membership in FINRA.

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

We sought to preserve a regulatory separation upon operation as a national securities exchange. FINRA provides regulatory services to The Nasdaq Stock Market, including the regulation of trading activity on the exchange and surveillance and investigative functions. We have a limited direct regulatory role in conducting real-time market monitoring through our MarketWatch department. This department, among other things, monitors for trades whose prices are away from the current market and initiates trading halts as necessary. Suspicious trading behavior discovered by MarketWatch staff and all other Nasdaq employees is referred to FINRA for further investigation. FINRA performs the surveillance and investigative functions for Nasdaq. We have preserved this regulatory separation now that we are operational as a national securities exchange.

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

Regulatory Services Agreement. FINRA provides us with regulatory services, including the regulation of trading activity on The Nasdaq Stock Market and the surveillance and investigative functions of The Nasdaq Stock Market, pursuant to a regulatory services agreement and a transitional regulatory agreement discussed below. The regulatory services agreement became effective for Nasdaq-listed securities in August 2006 and for non-Nasdaq-listed securities in March 2007. Prior to the effectiveness of the regulatory services agreement, FINRA provided regulatory services to us pursuant to the Delegation Plan. We paid FINRA $28.9 million in 2007, $33.8 million in 2006 and $41.8 million in 2005 for regulatory services.

Under the regulatory services agreement, FINRA will provide regulatory services to us for 10 years commencing August 1, 2006. The services are of the same type and scope as were provided by FINRA to us under the Delegation Plan. Each regulatory service is to be provided for a minimum of five years, then the parties may determine to terminate a particular service. The termination of a particular service will generally be based upon a review of pricing and the need for such services. Under the agreement, FINRA bills us a fee for each required service provided that it is based on FINRA’s direct and indirect costs plus a markup of six percent on compensation costs related to FINRA’s employees used to provide the services. Any services other than those required by the agreement are billed at cost, plus a mutually agreed upon markup.

Under the regulatory services agreement, FINRA:

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

Broker-Dealer Regulation. Nasdaq’s broker-dealer subsidiaries are subject to regulation by the SEC, the SROs and the various state securities regulators. We acquired three broker-dealers, Brut, LLC, INET ATS, Inc. and Island Execution Services, LLC, in connection with recent acquisitions. In February 2006, INET ATS, Inc., the entity which operated the INET ECN, was merged into Brut, LLC, with Brut, LLC as the surviving entity. Subsequently, Brut, LLC was renamed Nasdaq Execution Services, LLC. Nasdaq Execution Services currently operates as our routing broker for sending orders from The Nasdaq Market Center to other venues for execution. In 2006, Island Execution Services, LLC was renamed NASDAQ Options Services, LLC. NASDAQ Options Services is expected to serve as the options routing broker-dealer for Nasdaq’s new options market when it is launched.

Nasdaq Execution Services is registered as a broker-dealer with the SEC and in all 50 states, the District of Columbia and Puerto Rico. It is also a member of the NYSE, FINRA, Amex, BSX, Chicago Stock Exchange, International Securities Exchange, Pacific Stock Exchange, PHLX, The Nasdaq Stock Market, Chicago Board Options Exchange and National Stock Exchange. NASDAQ Options Services is registered as a broker-dealer with the SEC and in all 50 states, the District of Columbia and Puerto Rico. It is also a member of FINRA, the Amex, BSX, International Securities Exchange, Pacific Stock Exchange, PHLX and The Nasdaq Stock Market.

The SEC, NYSE and FINRA adopt rules and examine broker-dealers and require strict compliance with their rules and regulations. The SEC, SROs and state securities commissions may conduct administrative proceedings which can result in censures, fines, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, its officers or employees. The SEC and state regulators may also institute proceedings against broker-dealers seeking an injunction or other sanction. The SEC and SRO rules cover many aspects of a broker-dealer’s business, including capital structure and withdrawals, sales methods, trade practices among broker-dealers, use and safekeeping of customers’ funds and securities, record-keeping, the financing of customers’ purchases, broker-dealer and employee registration and the conduct of directors, officers and employees. All broker-dealers have an SRO that is assigned by the SEC as the broker-dealer’s designated examining authority, or DEA. The DEA is responsible for examining a broker-dealer for compliance with the SEC’s financial responsibility rules. FINRA is the DEA for both Nasdaq Execution Services and NASDAQ Options Services. A failure to comply with the SEC’s request in a satisfactory manner may have adverse consequences and changing the DEA may entail additional regulatory costs.

As registered broker-dealer subsidiaries, Nasdaq Execution Services and NASDAQ Options Services are subject to regulatory requirements intended to ensure their general financial soundness and liquidity, which requires that they comply with certain minimum capital requirements. The SEC and FINRA impose rules that require notification when net capital falls below certain predefined criteria, dictate the ratio of debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the Uniform Net Capital Rule and FINRA rules impose certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC and FINRA for certain withdrawals of capital.

As of December 31, 2007, Nasdaq Execution Services was required to maintain minimum net capital of $0.3 million and had total net capital of approximately $18.9 million, or $18.6 million in excess of the minimum amount required. As of December 31, 2007, NASDAQ Options Services was required to maintain minimum net capital of $0.3 million and had total net capital of approximately $4.7 million, or $4.4 million in excess of the minimum amount required.

Industry

The liberalization and globalization of world financial markets have resulted in greater mobility of capital, greater international participation in local markets, greater trading volumes and more competition among markets in different geographical areas. As a result, the competition among U.S.-based and non-U.S.-based markets and other execution venues has become more intense. The increased globalization of world markets also has increased the need for regulatory cooperation between markets in different jurisdictions.

Industry growth is driven by additional demand for active and transaction-intensive asset management, the shift away from floor-based to electronic trading platforms, significantly enhanced technology, increased participation from retail investors and regulatory changes both in Europe and in the U.S. Globally, investors continue to demand greater efficiency in trading securities, new sophisticated order types, seamless trading across asset classes and markets, and ever better performance of trading platforms, which we expect will continue to fuel growth in volumes, irrespective of the macroeconomic environment.

Recent regulatory changes have been implemented to eliminate trading barriers between exchanges and to increase efficiency for investors. The adoption of Regulation NMS in the U.S. and the current implementation of the European Markets in Financial Instruments Directive, or MiFID, aim to promote and ensure market center competition, order interaction and price transparency so that investors may enjoy lower transaction costs and more flexibility to trade financial assets in a number of different locations and methods. The most significant change in the U.S. is that every broker and exchange is obligated to route orders to any market center showing a better price. In Europe, the corresponding effect of MFID is that every broker will be forced to route orders to the market centers with the best execution performance, including price, speed, liquidity and reliability. In both cases, the effect is expected to be increased performance-based competition among market centers.

As a result of these industry trends, an exchange’s scale and technology have become very important factors in maintaining competitive advantages. Scale allows for greater liquidity pools, which is a critical criterion for where investor order flow is directed. In addition, scale provides an exchange with operating leverage by processing a growing number of transactions over an existing technology platform, which we believe improves profitability. Given the recent regulatory changes in the U.S. and Europe, as well as the continued evolution of investor requirements, technology capabilities have become even more important because order flow will be driven to those exchange providers that provide the best execution performance and multi-asset trading capabilities over an integrated platform.

The global cash equity exchange industry

Cash equities exchanges provide a broad set of services, including corporate listing services, trade execution, market information and in certain instances clearing and settlement services, in both the U.S. and internationally. The main function of a cash equities exchange is fair, transparent and efficient price discovery for listed securities. Exchanges meet this objective by operating interactive marketplaces, either through electronic networks, or with increasing rarity, on physical trading floors, where buyers and sellers interact and, as such, they are under strict regulatory surveillance according to established rules and regulations.

From 1996 through 2006, reported cash equities volume traded has experienced growth of approximately 121% on a global basis. The key drivers of cash equities trading volume growth are: improved trading technology, growth in alternative investment vehicles (i.e., hedge funds) and lower trading costs.

•

Advances in technology have increased communication speed, improved information availability, facilitated the globalization of trading, and lowered transaction costs. These developments also create new opportunities for regulators to improve the trading environment. As regulators level the playing field, market participants are continuing their innovation. For example, advances in algorithmic trading are expected to account for a rapidly increasing share of total trading volume. Algorithmic trading is expected to account for almost 25% of total global trading volume by 2008 up from only 14% in 2003. According to research by Celent, LLC, this rapid trade volume growth is being driven by increasingly sophisticated trading tools, as well as improved pre- and post-trade analytics.

•

Hedge funds, which often rely on higher-volume trading strategies, have experienced a CAGR of approximately 16% in assets under management from 2000 through 2006. Although hedge funds represent just 5% of all U.S. assets under management, they account for approximately 30% of all U.S. equity trading volume, according to the SEC.

•

Fees charged by major exchanges, governmental and regulatory bodies, and intermediaries have, on a per transaction basis, decreased considerably. According to research by ITG, a recognized data analytics firm, trading costs have fallen by approximately 35% for large investors over the past two years. These lower transaction fees encourage increased participation by all market participants, from the largest institutional investors to individual retail investors.

Market organization trends

The exchange industry has been undergoing a historic reorganization. Beginning with the demutualization of many major exchanges worldwide, exchange providers have been seeking greater economies of scale and broader scope both geographically and by asset class. Globally, market participants are demanding greater performance and flexibility from exchanges. At the same time, regulatory initiatives such as Regulation NMS in the U.S. and MiFID in Europe have caused shifts in both exchange business models and boundaries.

More recently, mergers and acquisitions have played a pivotal role in changing the exchange landscape. Nasdaq has agreed to combine with OMX and acquire PHLX and BSX, in addition to its acquisition of INET in December 2005 and Brut in September 2004. In 2007, the NYSE merged with Euronext after acquiring Archipelago Holdings, the parent of the Pacific Exchange and the Archipelago ECN, in 2006. In addition, in early 2008, NYSE agreed to acquire Amex. In July 2007, the Chicago Board of Trade and Chicago Mercantile Exchange merged, forming one of the largest financial exchanges in the world. Several broker-dealers have purchased or created equity ECNs and other trading platforms. Most of these new entrants have limited liquidity, however. Additionally, in both the U.S. and Europe, there has been increased use of electronic trading systems specializing primarily in large block trades, such as LiquidNet, Pipeline Trading and Investment Technology Group’s POSIT platform.

European exchanges have also been active participants in the changing face of the industry. In 2002, Euronext was formed through the merger of the Amsterdam, Brussels and Paris exchanges. Euronext subsequently acquired the London International Financial Futures and Options Exchange, or LIFFE, and the Portuguese exchange, Bolsa de Valores de Lisboa e Porto. In June 2007, LSE acquired Borsa Italiana while Deutsche Börse acquired the International Securities Exchange in the U.S. in April 2007. In November 2006, OMX acquired the Iceland Stock Exchange and in October 2006 purchased a minority stake in the Oslo Stock Exchange. In addition to merger and acquisition activity, there have been several attempts by exchanges to establish subsidiary markets outside their home countries.

Principal exchange activities

Equities trading function. Both in the U.S. as well as in Europe, there is tremendous competition between exchanges and ECNs seeking to be the venue on which equity securities are traded. Currently in the U.S., exchange-listed securities trade not just on the exchange on which they are listed, but also through other market centers including ECNs and regional exchanges. After the full implementation of MiFID, similar trading rules will commence in Europe. As a result, regulatory infrastructure, total transaction costs, the depth and breadth of liquidity, the quality of value-added customer services, reputation and cost of trade execution should become increasingly relevant.

Listing function. The market for listing services is primarily dependent on the economy, access to and costs for alternative sources of financing as well as the perception of the attractiveness of exchange listing and financing. Registered securities exchanges provide a venue for corporate and ETF issuers to list their equity securities for trading by market participants worldwide. There is substantial competition for listings, which are gained either through an IPO by a private company, an upgrade from the over-the-counter market, or OTC, or listing switches gained at the expense of a competitor.

Market data function. Demand from investors for high quality information to inform investment decisions is very strong. Since an increasingly large portion of trading today is automated, requirements for the speed of information delivery are also escalating. Laws, regulations and increasing demand from investors for reliable information provided on a real-time basis are all driving the development of the market for communications tools. Companies use these tools to distribute information to the media, analysts, professional traders and private investors in an efficient manner.

The equity exchange industry in the U.S.

Equities trading function. The main participants in the U.S. cash equities marketplace are The Nasdaq Stock Market, the NYSE, the Amex, a number of regional exchanges (Chicago and the National Stock Exchange in Cincinnati) and ECNs (sometimes referred to as alternative trading systems, or ATS).

The Nasdaq Stock Market serves as one of two principal market centers for buying and selling exchange-listed securities in the U.S. Additionally, there are other exchange trading venues such as Amex and regional exchanges. Unlike the specialist-based or hybrid markets, such as Amex or NYSE, The Nasdaq Stock Market is a fully electronic, screen-based, enhance order book system where market makers’ bids and offers can be reviewed and accessed for automatic execution by all market participants at any time. In addition, The Nasdaq Stock Market system provides a mechanism for all market participants (i.e., both order entry firms and brokers or market makers) to post non-marketable limit orders and to access posted limit orders both for their own account and when representing their customers on an agency basis, further enhancing liquidity.

The average daily trading volume on U.S. exchanges increased from 3.1 billion in the year ended December 31, 2000 to 6.2 billion for the year ended December 31, 2007. Total U.S. equity trading volumes grew approximately 25.7% during 2007 as compared the prior year. Industry growth is driven by economic expansion, increased volatility, lower trading costs and the shift away from floor-based to electronic trading platforms with significantly enhanced trading technology that provides faster execution speeds. Growth in U.S. trading has also been significantly influenced by increased participation from retail and overseas investors and regulatory changes.

Listing function. The Nasdaq Stock Market and the NYSE are the primary listing venues for equity securities in the U.S. Additionally, the Amex has a smaller number of listings. At December 31, 2007, there were 3,135 listings on The Nasdaq Stock Market.

Of the 213 IPOs on U.S. equity markets during 2007, 132, or approximately 62%, chose to list on The Nasdaq Stock Market, raising approximately $16.8 billion in equity capital, while the remainder listed on the NYSE. Of the 206 IPOs on U.S. equity markets during 2006, 137, or approximately 67%, chose to list on The Nasdaq Stock Market, raising approximately $17.4 billion in equity capital, while the remainder listed on the NYSE or other markets.

Market data function. Nasdaq serves as one of two central providers of real-time quote and trade data for U.S. exchange listed securities. It acts jointly with other national securities exchanges to collect and disseminate a consolidated stream of quotation and transaction information under national market system plans approved by the SEC. Nasdaq is the central provider of data for Nasdaq-listed securities and NYSE is the central provider of data for NYSE and Amex-listed securities.

Regulation NMS. Regulation NMS, which was fully implemented in 2007, has been a key driver behind the changes in execution services and market data businesses in the U.S. The following information describes the key directives of the regulation.

•

Best price rule: Among the most significant provisions of Regulation NMS are order protection, also referred to as the “best price” rule, and fair access regulations. The order protection rule requires exchanges and other trading centers to establish procedures designed to prevent the execution of trades at prices inferior to “protected” quotations displayed by other exchanges. Under the order protection rule, each exchange must interact with any market center offering a superior price before it can execute a trade at an inferior price on its systems for other reasons (such as trade size).

•

Fair access rule: The access rule requires market centers to provide fair and non-discriminatory access to quotations, establishes a limit on access fees to harmonize the pricing of quotations across different trading centers and requires all exchanges to maintain written rules that prohibit their members from displaying quotations that lock or cross automated quotations.

•

Market information rule: Regulation NMS also contains several market data rules that update the requirements for consolidating, distributing and displaying market information. These rules amend the current plans which disseminate consolidated market information by modifying the formulas for allocating plan revenues and broadening participation in plan governance.

•

Sub-penny rule: The sub-penny rule prohibits market participants from displaying quotations in pricing increments smaller than a penny, with exceptions for quotes and orders priced at less than $1.00 per share.

Outlook and future trends

Trading volume in both the U.S. and European equity markets has continued to grow meaningfully over the past few years. Industry growth is being driven by additional demand for active and transaction-intensive asset management, the shift away from floor-based to electronic trading platforms, lower transaction costs, narrow spreads, significantly enhanced technology, increased participation from retail investors and regulatory changes. As pension funds and institutional investors shift greater allocations to hedge funds and alternative asset managers who use sophisticated and complex trading strategies, volumes are expected to continue to increase. The strategies implemented by these investors, including quantitative and program trading models are transaction-intensive. Electronic trading has enabled buyside traders to access the market with minimal infrastructure or systems costs. Furthermore, as sellside trading firms have grown operations and pushed toward faster and more automated trading, volumes have increased substantially, creating value not only for trading firms, but for the exchanges handling the trading.

At the same time, macro and demographic trends are helping to drive ongoing volume growth. The rising life expectancy of an aging population is forcing a larger absolute number of investors to seek higher returns in the global equity markets. This is also contributing to changes for traditional institutional investors whose focus was to ensure that their own investment strategy was more profitable than a comparative index. Today, demand is instead directed toward more stable returns, measured in absolute terms over a longer period, for which more active and transaction-intensive management is required. An increasing number of hedge funds have entered the industry to cater to this increased institutional demand. Other participants, such as traditional pension funds, are adopting new investment strategies and are also becoming increasingly active in their management. At the same time, the use of more advanced and innovative methods and technologies for securities trading is spreading, resulting in an increasing number of transactions and a higher turnover rate.

Competition

The equity securities markets are intensely competitive. We compete in our industry against the NYSE, Amex, regional exchanges and ECNs based on a number of factors, including the quality of our technological and regulatory infrastructure, total transaction costs, the depth and breadth of our markets, the quality of our value-added customer services, reputation and price In addition, recent cross-border mergers, such as the merger of NYSE and Euronext, and the continuing trend toward global consolidation among the exchanges may be expected to result in competition on a more global scale.

In recent years, the marketplace has been altered by the entry of new ECNs in the trade execution business and market participants’ acquisition and investment in existing ECNs or regional exchanges. For example, TradeBot launched the Better Alternative Trading System, or BATS ECN in 2006. Following the launch, a number of major investment firms including Deutsche Bank, JPMorgan, Citigroup, Merrill Lynch & Co., Morgan Stanley, Lehman Bros. Holdings Inc., Lime Brokerage LLC, Credit Suisse, GETCO Holdings Co. LLC and Wedbush Inc. have made minority investments in BATS. Also in 2006, Citigroup announced its acquisition of OnTrade, Inc. from NexTrade, and Knight Capital Group, Inc. acquired Attain (Direct Edge) in 2005. Citadel Derivatives Group and Goldman Sachs Group subsequently made investments in Direct Edge. Additional new entrants may emerge, potentially posing a competitive threat to more established industry participants. While many of the new entrants have limited liquidity, some have attracted significant levels of equity order volume through aggressive pricing and, we believe, from volume originating with their broker-dealer investors. In addition, there remains interest in electronic trading systems specializing primarily in large block trades, such as LiquidNet, Pipeline Trading and Investment Technology Group’s POSIT platform.

Also, other regional exchanges, such as the Chicago Stock Exchange, Inc., the National Stock Exchange and the International Securities Exchange have recently entered into investment agreements with other participants in the securities industry, with the objective of enabling them to better compete with other exchanges.

Equity Securities Trading. We experience competition in our core trading activities such as execution services, quoting and trading capabilities, and reporting services. Our principal competitors for trading equity securities in the U.S. include NYSE, Amex, the regional exchanges and ECNs. Many of our competitors have engaged in aggressive price competition by reducing the trade execution transaction fees they charge their customers. As a result, we also implemented pricing changes in 2007 to lower certain trading fees. We periodically reexamine our pricing structure to ensure that our fees remain competitive.

Data Services. Our revenues from the sale of market information products and services are also under competitive threat from other securities exchanges that trade Nasdaq-listed securities. Current SEC regulations permit these regional exchanges and FINRA’s Alternative Display Facility to quote and trade Nasdaq-listed securities. Trade reporting facilities regulated by FINRA are also operated by Nasdaq and one regional exchange and are proposed by other exchanges. Nasdaq’s UTP Plan entitles these exchanges, FINRA’s Alternate Display Facility, and the trade reporting facilities to a share of UTP Plan tape fees, in proportion to such exchange’s share of trading as measured by dollar volume and number of qualified trades. Nasdaq’s UTP Plan also entitles exchanges to a share of UTP Plan tape fees based on their quoting activity. Participants in the UTP Plan have used tape fee revenues to establish payment for order flow arrangements with their members and customers. In January 2004, we implemented a new tiered pricing structure and the Nasdaq General Revenue Sharing Program, which provided incentives for quoting market participants to send orders and report trades to The Nasdaq Market Center. We continuously evaluate and refine both programs. To remain competitive, in July 2006, we changed the terms of the program and established a new Nasdaq Data Revenue Sharing Program. We recently proposed changing the program effective first quarter 2008 and may adjust either program in the future to respond to competitive pressures.

We are also responding aggressively to competition by updating and innovating new data products to provide market participants with increased functionality and new and more extensive market information.

Listings. Our primary competitor for larger company listings on The Nasdaq Stock Market is the NYSE. We also compete, to a limited extent, with Amex for listing of smaller, less active companies. As result of the NYSE-Archipelago merger and proposed NYSE-Amex merger, the NYSE group is aggressively pursuing listings of smaller companies that have not historically qualified for listing on the NYSE for listing on its junior market. In addition, we face competition for listing of foreign companies.

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

Employees

As of February 14, 2008, we had 891 employees. None of our employees are subject to collective bargaining agreements or is represented by a union. Nasdaq considers its relations with its employees to be good.

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

Item 1A. Risk Factors.

The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. If any of the following risks actually occur, our business, financial condition, or operating results could be adversely affected.

We may not be able to successfully combine the Nasdaq and OMX businesses.

We intend to close our combination with OMX by the end of February 2008. Rationalizing, coordinating and integrating the operations of Nasdaq and OMX will involve complex technological, operational and personnel-related challenges. This process will be time-consuming and expensive and may disrupt our business. The difficulties, costs and delays that could be encountered may include:

•	unforeseen difficulties, costs or complications in combining the companies’ operations, which could lead to us not achieving the synergies we anticipate;

•	unanticipated incompatibility of systems and operating methods;

•	inability to use capital assets efficiently to develop the business of the combined company;

•	the difficulty of complying with government-imposed regulations in both the United States and Europe, which may be different from each other;

•	resolving possible inconsistencies in standards, controls, procedures and policies, business cultures and compensation structures between Nasdaq and OMX;

•	the diversion of management’s attention from ongoing business concerns and other strategic opportunities;

•	the integration of Nasdaq’s and OMX’s respective businesses, operations and workforces;

•	the retention of key employees and the management of OMX and Nasdaq;

•

the implementation of disclosure controls, internal controls and financial reporting systems at OMX to enable the combined company to comply with the requirements of, U.S. generally accepted accounting principles, or U.S. GAAP, and U.S. securities laws and regulations required as a result of the combined company’s status as a reporting company under the Exchange Act;

•	the coordination of geographically separate organizations;

•	the coordination and consolidation of ongoing and future research and development efforts;

•	possible tax costs or inefficiencies associated with integrating the operations of the combined company;

•

possible modification of OMX’s operating control standards in order for the combined company to comply with the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder, which is required as a result of the combined company’s status as a reporting company under the Exchange Act;

•	the retention and recruitment of employees to support existing and new aspects of the combined company’s business and new technology development;

•	the pre-tax restructuring and revenue investment costs, which are estimated at $150 million to be incurred in the two years following completion of the acquisition;

•	the retention of strategic partners and attracting new strategic partners;

•	negative impacts on employee morale and performance as a result of job changes and reassignments; and

•	regulatory issues.

For these reasons, the combined company may not achieve the anticipated financial and strategic benefits, including cost savings from operational efficiencies and synergies, from the combination of the businesses of Nasdaq and OMX, and any actual cost savings and synergies may be lower than we currently expect and may take a longer time to achieve than we currently anticipate, and we may fail to realize any of the anticipated benefits of the combination of the two companies.

We will need to invest in our operations to integrate OMX and other transactions and to maintain and grow our business, and we may need additional funds to do so.

We depend on the availability of adequate capital to maintain and develop our business. We believe that we can meet our current capital requirements, including our planned combination with OMX and the proposed acquisitions of the Boston Stock Exchange and the Philadelphia Stock Exchange, from internally generated funds, cash on hand and available borrowings. If we are unable to fund our capital requirements as currently planned, however, it would have a material adverse effect on our business, financial condition and operating results.

In addition to our debt service obligations, we will need to continue to invest in our operations through 2010 to integrate OMX. If we do not achieve the expected operating results, we will need to reallocate our cash resources. This may include borrowing additional funds to service debt payments, which may impair our ability to make investments in our business or to integrate OMX.

Should we need to raise funds through incurring additional debt, we may become subject to covenants even more restrictive than those contained in the debt instruments we plan to enter into in connection with our acquisition of OMX. Furthermore, if we issue additional equity, our equity holders will suffer dilution. Thus, there can be no assurance that additional capital will be available on a timely basis, on favorable terms or at all.

Our leverage limits our financial flexibility.

Our indebtedness as of December 31, 2007 was approximately $118.4 million. In connection with the closing of our upcoming transactions, we expect to incur a significant amount of additional indebtedness, including the issuance of up to $425 million aggregate principal amount of convertible notes (not including any additional notes issued under an overallotment option for up to $50 million in aggregate principal amount) and borrowing up to $2.0 billion under senior secured loans under credit facilities. We may borrow up to an additional $75.0 million under a revolver.

Our leverage could:

•

reduce funds available to us for operations and general corporate purposes or for capital expenditures as a result of the dedication of a substantial portion of our consolidated cash flow from operations to the payment of principal and interest on our indebtedness;

•	increase our vulnerability to a downturn in general economic conditions;

•	place us at a competitive disadvantage compared with our competitors with less debt; and

•	affect our ability to obtain additional financing in the future for refinancing indebtedness, acquisitions, working capital, capital expenditures or other purposes.

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

The securities market business is highly competitive.

We face competition from numerous entities in the securities market industry, including competition for trading services, listings, and financial products from other exchanges and market centers. This competition includes both product and price competition and could increase as a result of the registration of new exchanges and market centers in the United States and Europe.

In addition, the liberalization and globalization of world markets have resulted in greater mobility of capital, greater international participation in local markets and more competition. Both in the U.S. and in other countries, the competition among exchanges and other execution venues has become more intense.

In the last several years, the structure of the securities industry has changed significantly through demutualizations and consolidations. In response to growing competition, many marketplaces in both Europe and the United States have demutualized to provide greater flexibility for future growth. The securities industry is also experiencing consolidation, creating a more intense competitive environment. In addition, a high proportion of business in the securities market is becoming increasingly concentrated in a smaller number of institutions and our revenue may therefore become concentrated in a smaller number of customers.

Examples of these new competitive forces include:

•	the creation of NYSE Euronext, Inc. in April 2007 and its pending acquisition of Amex (see discussion below);

•	new ECNs operating in the U.S. cash equities trading market, such as Direct Edge, Lava Flow and BATS;

•	proposed new U.S. exchanges, such as BATS, which has filed an application to register as a U.S. registered national securities exchange;

•	the combination of Deutsche Börse AG and International Securities Exchange Holdings, Inc.;

•	electronic trading systems specializing in large volume trades, such as LiquidNet, Pipeline Trading and Investment Technology Group’s POSIT platform;

•	a number of investment banks have set up a multilateral trading facility in Europe, also known as Turquoise;

•	a number of investment banks have launched a multilateral trade reporting facility in Europe, also known as Project Boat;

•	alternative trading platforms in Europe such as Equiduct, Chi-X and Plus Markets;

•	alternative trade reporting platforms in Europe such as Reuters Trade Publication;

•	the Chicago Stock Exchange, Inc., the National Stock Exchange and the Chicago Board Options Exchange all have investment agreements with other participants in the securities industry;

•	the International Securities Exchange’s and the Chicago Board Options Exchange’s launch of cash equities exchanges in September 2006 and March 2007, respectively; and

•	global electronic interdealer brokers, such as ICAP.

If these or other trading venues are successful, our business, financial condition and operating results could be adversely affected.

Because of these market trends, we face intense competition. Competitors may develop market trading platforms that are more competitive than ours. If we are unable to compete successfully in this environment, our business, financial condition and operating results will be adversely affected.

Price competition has affected and could continue to affect our business.

The securities trading industry in the United States is characterized by intense price competition. We have in the past lowered prices and increased rebates for trade executions to attempt to gain or maintain market share. These strategies have not always been successful and have at times hurt operating performance. Additionally, we have also been, and may once again be, required to adjust pricing to respond to actions by competitors, which adversely impacts operating results.

The securities trading industry also competes with respect to the pricing of market data. In addition, we are subject to price competition with respect to proprietary products for pre-trade book data and for post-trade last sale data. In the future our competitors may offer market data rebates for quotes and trades on their systems.

Our trade reporting facility (which we operate jointly with FINRA for the purpose of accepting reports of off-exchange trades) faces competition from the trade reporting facilities operated jointly with FINRA by the National Stock Exchange and the NYSE. Our trade reporting facility also faces competition from FINRA’s alternative display facility. Our competitors’ market data rebate programs for trade reporting could lead to a loss of market share and decreased revenues.

The NYSE’s recent mergers and acquisitions activity has created a strong competitor in our industry that has a similar strategy to ours.

The combination of the NYSE and Euronext creates strong competition for us. The combination makes NYSE Euronext more competitive in attracting new listings. NYSE Euronext is also enhancing its electronic trading capabilities, which compete directly with Nasdaq’s and may result in NYSE Euronext’s trading volume increasing to our detriment. On January 17, 2008, NYSE Euronext issued a press release announcing it had entered into a definitive agreement to acquire Amex. According to the press release, NYSE Euronext expects the acquisition of Amex to enhance NYSE Euronext’s scale in U.S. options (making it the third largest U.S. options marketplace), and in ETFs, closed-end funds, structured products and cash equities. If NYSE Euronext succeeds in attracting disproportionately more trading volume or additional listings, this may have a negative impact on our business, financial condition and operating results.

We face significant competition in our securities trading business, which could reduce our transactions, trade reporting and market information revenues and negatively impact our financial results.

We compete for trading of securities listed on Nasdaq, NYSE and Amex. Any decision by market participants to quote, execute or report their trades in the U.S. through other exchanges, electronic communications networks, ECNs, or the alternative display facility maintained by FINRA, could have a negative impact on our share of quotes and trades in securities traded through The Nasdaq Market Center.

Although we trade a large percentage of securities of Nasdaq-listed companies, we face strong competition from other exchanges and emerging players in the market. For non-Nasdaq-listed securities, the other national exchanges collectively offer greater liquidity than we do. Accordingly, we face greater obstacles in trying to attract trading volume in non-Nasdaq-listed securities.

Our responses to competition may not be sufficient to regain lost business or prevent other market participants from shifting some of their quoting and/or trade reporting to other industry participants. We may need to reduce prices to remain competitive.

We must adapt to significant competition in our listing business.

We must adapt to significant competition in our listing business from other exchanges. Historically, the NYSE has been our largest competitor, and we have competed with the NYSE primarily for listings of larger domestic and international companies. In addition, on occasion, issuers may transfer their listings from Nasdaq to other venues. While the reduction in initial listings or the loss of one or more large issuers could decrease our listing revenues, it could cause an even more significant decrease in revenues from the quoting, reporting and trading of those issuers’ securities.

Nasdaq’s revenues may be affected by competition in the business for financial products.

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

Trading volume is directly affected by economic, political and market conditions, broad trends in business and finance, unforeseen market closures or other disruptions in trading, the level and volatility of interest rates, inflation, changes in price levels of securities and the overall level of investor confidence. Because a significant percentage of our revenues is tied directly to the volume of securities traded on The NASDAQ Stock Market, it is likely that a general decline in trading volumes would lower revenues and may adversely affect our operating results. In addition, investor confidence and trader interest, and thus trading volume, can be affected by factors outside our control, such as the publicity surrounding investigations and prosecutions for corporate governance or accounting irregularities at listed companies.

Declines in the initial public offering market could have an adverse effect on our revenues.

Stagnation or decline in the initial public offering market will impact the number of new listings on The NASDAQ Stock Market, and thus our related revenues. We recognize revenue from new listings on a straight-line basis over an estimated six-year service period. As a result, a stagnant market for initial public offerings could cause a decrease in deferred revenues for future years.

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

Additionally, since borrowings under the credit facilities that we plan to enter into in connection with our combination with OMX bear interest at variable rates and we do not have interest rate hedges in place on this debt, any increase in interest rates will increase our interest expense and reduce our cash flow. Other than variable rate debt, we believe our business has relatively large fixed costs and low variable costs, which magnifies the impact of revenue fluctuations on our operating results. As a result, a decline in our revenue may lead to a relatively larger impact on operating results. A substantial portion of our operating expenses will be related to personnel costs, regulation and corporate overhead, none of which can be adjusted quickly and some of which cannot be adjusted at all. Our operating expense levels will be based on our expectations for future revenue. If actual revenue is below management’s expectations, or if our expenses increase before revenues do, both revenues less liquidity rebates, brokerage, clearance and exchange fees and operating results would be materially and adversely affected. Because of these factors, it is possible that our operating results or other operating metrics may fail to meet the expectations of stock market analysts and investors. If this happens, the market price of our common stock may be adversely affected.

We must control our costs to remain profitable.

We base our cost structure on historical and expected levels of demand for our products and services. A decline in the demand for our products and services may reduce our revenues without a corresponding decline in expenses since we may not be able to adjust our cost structure on a timely basis. Our failure to achieve goals on cost savings will have an adverse impact on our results of operations.

We may not be able to keep up with rapid technological and other competitive changes affecting our industry.

The markets in which we compete are characterized by rapidly changing technology, evolving industry standards, frequent enhancements to existing products and services, the introduction of new services and products and changing customer demands. If our platform fails to function as expected, our business would be negatively affected. In addition, our business, financial condition and operating results may be adversely affected if we cannot successfully develop, introduce or market new services and products or if we need to adopt costly and customized technology for our services and products. Further, our failure to anticipate or respond adequately to changes in technology and customer preferences, or any significant delays in product development efforts, could have a material adverse effect on our business, financial condition and operating results.

System limitations, failures or security breaches could harm our business.

Our business depends on the integrity and performance of the computer and communications systems supporting us. If our systems cannot expand to cope with increased demand or otherwise fail to perform, we could experience unanticipated disruptions in service, slower response times and delays in the introduction of new products and services. These consequences could result in lower trading volumes, financial losses, decreased customer service and satisfaction and regulatory sanctions. Nasdaq and OMX have experienced occasional systems failures and delays in the past and could experience future systems failures and delays.

If our trading volume increases unexpectedly, we will need to expand and upgrade our technology, transaction processing systems and network infrastructure. We do not know whether we will be able to accurately project the rate, timing or cost of any increases, or expand and upgrade our systems and infrastructure to accommodate any increases in a timely manner.

Our systems and operations also are vulnerable to damage or interruption from human error, natural disasters, power loss, sabotage or terrorism, computer viruses, intentional acts of vandalism and similar events. We have active and aggressive programs in place to identify and minimize our exposure to these vulnerabilities and work in collaboration with the technology industry to share corrective measures with our business partners. Although we currently maintain and expect to maintain multiple computer facilities that are designed to provide redundancy and back-up to reduce the risk of system disruptions and have facilities in place that are expected to maintain service during a system disruption, such systems and facilities may prove inadequate. Any system failure that causes an interruption in service or decreases the responsiveness of our services could impair our reputation, damage our brand name and negatively impact our business, financial condition and operating results.

The adoption and implementation of Regulation NMS by the SEC could adversely affect our business.

On April 6, 2005, the SEC adopted Regulation NMS. Regulation NMS’s four primary components are: the Order Protection Rule, the Access Rule, the Market Data Rule and the Sub-Penny Rule. We have incurred technological and other costs in changing our systems and operations so that we can comply with these rules. Although the major provisions of Regulation NMS were largely phased in over the course of 2007, the impact of Regulation NMS is hard to predict and there may be problems or competitive challenges that we do not foresee that adversely affect our business due to Regulation NMS. Regulation NMS may increase competition in securities listed on The NASDAQ Stock Market or other exchanges from existing or new competitors.

Regulatory changes and changes in market structure could have a material adverse effect on our business.

Nasdaq operates in a highly regulated industry. In recent years, the securities trading industry and, in particular, the securities markets, have been subject to significant regulatory changes. Moreover, the securities markets have been the subject of increasing governmental and public scrutiny in response to a number of recent developments and inquiries. Any of these factors or events may result in future regulatory or other changes, although we cannot predict the nature of these changes or their impact on our business at this time. Our market participants also operate in a highly regulated industry. The SEC and other regulatory authorities could impose regulatory changes that could impact the ability of our market participants to use The Nasdaq Market Center or could adversely affect The NASDAQ Stock Market. Regulatory changes by the SEC or other regulatory authorities could result in the loss of a significant number of market participants or a reduction in trading activity on The NASDAQ Stock Market.

Nasdaq is subject to extensive regulation that may harm our ability to compete with less regulated entities.

Under current U.S. federal securities laws, changes in our rules and operations, including our pricing structure, must be reviewed, and in many cases explicitly approved by the SEC. The SEC may approve, disapprove or recommend changes to proposals that we submit. In addition, the SEC may delay the initiation of the public comment process or the approval process. This delay in approving changes, or the altering of any proposed change, could have an adverse effect on our business, financial condition and operating results. We must compete not only with ECNs that are not subject to the same SEC approval process but also with other exchanges that have lower regulation and surveillance costs than us. There is a risk that trading will shift to exchanges that charge lower fees because, among other reasons, they spend significantly less on regulation.

In addition, Nasdaq’s registered broker-dealer subsidiaries, Nasdaq Execution Services, LLC and NASDAQ Option Services, LLC are subject to regulation by the SEC, FINRA and other self-regulatory organizations. Any failure to comply with these broker-dealer regulations could have a material effect on the operation of our business, financial condition and operating results. These subsidiaries are subject to regulatory requirements intended to ensure their general financial soundness and liquidity, which require that they comply with certain minimum capital requirements. The SEC and FINRA impose rules that require notification when net capital falls below certain predefined criteria, dictate the ratio of debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the Uniform Net Capital Rule and NYSE and FINRA rules impose certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC, the NYSE and FINRA for certain withdrawals of capital.

Nasdaq has self-regulatory obligations and also operates for-profit businesses, and these two roles may create conflicts of interest.

We have obligations to regulate and monitor activities on The NASDAQ Stock Market and ensure compliance with applicable law and the rules of our market by market participants and Nasdaq-listed companies. The SEC staff has expressed concern about potential conflicts of interest of “for-profit” markets performing the regulatory functions of a self-regulatory organization. Although Nasdaq outsources the majority of its market regulation functions to FINRA, Nasdaq does perform regulatory functions related to its listed companies and its market. In addition, as part of Nasdaq’s application for exchange registration, Nasdaq agreed that 20% of the directors of its exchange subsidiary will be elected by members of the exchange rather than the equity holders of the subsidiary. Any failure by Nasdaq to diligently and fairly regulate its market or to otherwise fulfill its regulatory obligations could significantly harm our reputation, prompt SEC scrutiny and adversely affect our business and reputation.

Recent SEC rulemaking has liberalized the foreign private issuer deregistration rules.

In March 2007, the SEC adopted rules that make it easier for foreign private issuers to deregister and terminate their SEC reporting obligations. Under the deregistration rule, a foreign private issuer can deregister equity securities if its average U.S. trading volume over a 12-month period represents 5% or less of its worldwide trading volume, so long as it meets certain requirements. Once a foreign private issuer’s securities are deregistered and the issuer ceases its Exchange Act reporting, those securities are no longer eligible for trading on any public exchange in the U.S. As a result, we may face the loss of listing and trading services revenues associated with foreign private issuers who chose to deregister under the SEC rules.

Regulatory recognition of foreign exchanges may harm our ability to compete with less regulated entities.

Under current U.S. federal securities laws, foreign exchanges seeking to operate in the U.S. must meet substantially all of the regulatory requirements we face. The SEC has the authority to exempt foreign exchanges from these requirements and currently has granted one foreign exchange, Tradepoint LLC, an exemption based on low volume and other restrictions. Consequently, Virt-x Exchange Limited (the successor to Tradepoint LLC) is the only foreign exchange able to operate in the U.S. without meeting all the regulatory requirements we face. Recently, the SEC has begun discussing the possibility of reciprocal recognition of exchanges operating under comparable regulatory regimes. Based on the extent and manner in which the SEC pursues reciprocal recognition, there is a possibility that other foreign exchanges may enter the U.S. market without meeting all the regulatory requirements we meet. The entry of foreign exchanges into the U.S. market without complying with U.S. regulatory obligations would create additional competitive pressure on us, particularly in the trading of dual-listed foreign securities.

The legal and regulatory environment in the United States may make it difficult for The NASDAQ Stock Market to attract the secondary listings of non-U.S. companies.

The NASDAQ Stock Market competes to obtain the listing of non-U.S. issuer securities (in addition to the listing of U.S. issuer securities). However, the legal and regulatory environment in the United States, as well as the perception of this environment, has made and may continue to make it more difficult for Nasdaq to attract these listings and may therefore adversely affect our competitive position. For example, the Sarbanes-Oxley Act of 2002 imposes a stringent set of corporate governance, reporting and other requirements on publicly listed companies in the U.S. Significant resources are necessary for issuers to come into and remain in compliance with the requirements of the Sarbanes-Oxley Act, which has had, and may continue to have, an impact on the ability of Nasdaq to attract and retain listings. At the same time, international companies are increasingly seeking access to the U.S. markets through private transactions that do not require listing or trading in the U.S. public markets, such as through Rule 144A transactions. Non-U.S. issuers may choose to list with non-U.S. securities exchanges exclusively without a secondary listing in the United States because they perceive the U.S. regulatory requirements and the U.S. litigation environment as too cumbersome and costly. If Nasdaq is unable to successfully attract the listing business of non-U.S. issuers, the perception of The NASDAQ Stock Market as a premier listing venue may be diminished, and our competitive position may be adversely affected or our operating results could suffer.

We are exposed to credit risk from third parties, including customers, counterparties and clearing agents.

We are exposed to credit risk from third parties, including customers, counterparties and clearing agents. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. In particular, our subsidiary Nasdaq Execution Services, LLC may be exposed to credit risk, due to the default of trading counterparties, in connection with the clearing and routing services Nasdaq Execution Services provides for our trading customers.

System trades in Nasdaq-listed securities, NYSE-listed securities, AMEX-listed securities and trades routed to other market centers for Exchange members are cleared by Nasdaq Execution Services, as a member of the National Securities Clearing Corporation (NSCC).

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

Our future success depends, in large part, upon our ability to attract and retain highly qualified professional personnel. Competition for key personnel in the various localities and business segments in which we operate is intense. Our ability to attract and retain key personnel, in particular senior officers, will be dependent on a number of factors, including prevailing market conditions and compensation packages offered by companies competing for the same talent. There is no guarantee that we will have the continued service of key employees who will be relied upon to execute our business strategy and identify and pursue strategic opportunities and initiatives. In particular, we may have to incur costs to replace senior executive officers or other key employees who leave, and our ability to execute our business strategy could be impaired if we are unable to replace such persons in a timely manner.

We are highly dependent on the continued services of Robert Greifeld, our Chief Executive Officer and President, and other executive officers and key employees who possess extensive financial markets knowledge and technology skills. Other than employment agreements with Mr. Greifeld and Nasdaq’s general counsel, we do not have employment agreements with key executive officers, which would prevent them from leaving and competing with us. We do not maintain “key person” life insurance policies on any of our executive officers, managers, key employees or technical personnel. The loss of the services of these persons for any reason, as well as any negative market or industry perception arising from those losses, could have a material adverse effect on our business, financial condition and operating results.

We are subject to risks relating to litigation and potential securities law liability.

Many aspects of our business potentially involve substantial liability risks. Although we are immune from private suits for self-regulatory organization activities, this immunity only covers certain of our activities, and we and our broker-dealer affiliates could be exposed to liability under federal and state securities laws, other federal and state laws and court decisions, and rules and regulations promulgated by the SEC and other regulatory agencies. In addition, we are subject to liability under the laws of certain foreign jurisdictions. These risks include, among others, potential liability from disputes over the terms of a trade, or claims that a system failure or delay cost a customer money, that we entered into an unauthorized transaction or that we provided materially false or misleading statements in connection with a securities transaction. As we intend to defend any such litigation actively, significant legal expenses could be incurred.

In addition, Nasdaq is subject to oversight by the SEC. The SEC regularly examines Nasdaq and its broker-dealer affiliates for compliance with Nasdaq’s obligations under the securities laws. In the case of non-compliance with our obligations under those laws, Nasdaq or its broker-dealer affiliates could be subject to investigation and judicial or administrative proceedings that may result in substantial penalties.

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

Nasdaq has registered, or applied to register, its trademarks in the United States and in over 50 foreign jurisdictions and has pending U.S. and foreign applications for other trademarks. Nasdaq also maintains copyright protection on its Nasdaq-branded materials and pursues patent protection for Nasdaq-developed inventions and processes.

Effective trademark, copyright, patent and trade secret protection may not be available in every country in which we offer our services. Failure to protect our intellectual property adequately could harm our brand and affect our ability to compete effectively. Further, defending our intellectual property rights could result in the expenditure of significant financial and managerial resources.

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

•

the quality of our products, including the reliability of our transaction-based business, the accuracy of the quote and trade information provided by our market information services business and the accuracy of calculations used by our financial products business for indexes and unit investment trusts.

Damage to our reputation could cause some issuers not to list their securities on our exchange, as well as reduce the trading volume on our exchange or cause us to lose customers in our market information services or financial products businesses. This, in turn, may have a material adverse effect on our business, financial condition and operating results.

We are a holding company that depends on cash flow from our subsidiaries to meet our obligations.

As of August 1, 2006, Nasdaq is a holding company with no direct operating businesses other than the equity interests of our subsidiaries. Accordingly, all our operations are conducted by our subsidiaries. As a holding company, we require dividends and other payments from our subsidiaries to meet cash requirements or to pay dividends. If our subsidiaries are unable to pay us dividends and make other payments to us when needed, we will be unable to satisfy our obligations.

Future acquisitions, partnerships and joint ventures may require significant resources and/or result in significant unanticipated losses, costs, or liabilities.

Over the past three years, acquisitions including the acquisitions of INET and Nasdaq Execution Services, LLC (formerly Brut, LLC) and the proposed combination with OMX and acquisitions of PHLX and BSX have been (or, in the case of future acquisitions, are expected to be) significant factors in Nasdaq’s growth. Although we cannot predict our rate of growth as the result of acquisitions with complete accuracy, we believe that additional acquisitions or entering into partnership and joint ventures will be important to our growth strategy. Many of the other potential purchasers of assets in our industry have greater financial resources than we have. Therefore, we cannot be sure that we will be able to complete future acquisitions on terms favorable to us.

We may finance future acquisitions by issuing additional equity and/or debt. The issuance of additional equity in connection with any such transaction could be substantially dilutive to existing shareholders. The issuance of additional debt could increase our leverage substantially. In addition, announcement or implementation of future transactions by us or others could have a material effect on the price of our stock. We could face financial risks associated with incurring additional debt, particularly if the debt resulted in significant incremental leverage. Additional debt may reduce our liquidity, curtail our access to financing markets, impact our standing with the credit agencies and increase the cash flow required for debt service. Any incremental debt incurred to finance an acquisition could also place significant constraints on the operation of our business.

These equity, debt and managerial commitments may impair the operation of our businesses. Furthermore, any future acquisitions of businesses or facilities could entail a number of additional risks, including:

•	problems with effective integration of operations;

•	the inability to maintain key pre-acquisition business relationships;

•	increased operating costs;

•	the diversion of our management team from its other operations;

•	problems with regulatory bodies;

•	exposure to unanticipated liabilities;

•	difficulties in realizing projected efficiencies, synergies and cost savings; and

•	changes in our credit rating and financing costs.

Charges to earnings resulting from acquisition, restructuring and integration costs may materially adversely affect the market value of our common stock.

In accordance with U.S. GAAP, we will account for the completion of our transactions with Borse Dubai and OMX using the purchase method of accounting. We will allocate the total estimated purchase price to OMX’s net tangible assets, amortizable intangible assets and non-amortized intangibles, and based on their fair values as of the date of completion of the transactions, record the excess of the purchase price over those fair values as goodwill. Our financial results, including earnings per share, could be adversely affected by a number of financial adjustments required by U.S. GAAP including the following:

•	we will incur additional amortization expense over the estimated useful lives of certain of the intangible assets acquired in connection with the transactions during such estimated useful lives;

•	we may have additional depreciation expense as a result of recording purchased tangible assets at fair value, in accordance with U.S. GAAP, as compared to book value as recorded by OMX;

•	to the extent the value of goodwill or intangible assets with indefinite lives becomes impaired, we may be required to incur material charges relating to the impairment of those assets; and

•	we will incur certain adjustments to reflect OMX’s financial condition and operating results under U.S. GAAP and U.S. dollars.

We expect to incur costs associated with these transactions, including financial advisors’ fees and legal and accounting fees. In addition, we expect to incur costs associated with realizing synergies from the transactions. These costs may be substantial and may include those related to the severance and stock option acceleration provisions of employee benefit plans, as well as other exit costs. We face potential costs related to employee retention and deployment of physical capital and other integration costs. We have not yet determined the amount of these costs. We expect to account for costs directly related to the transactions, including financial advisors’ costs, legal and accounting fees and certain exit costs associated with OMX’s operations as purchase related adjustments when the transactions are completed, as proscribed under U.S. GAAP. These items will reduce cash balances for the periods in which these costs are paid. Other costs that are not directly related to the transactions, including retention and integration costs, will be recorded as incurred and will negatively impact earnings, which could have a material adverse effect on our operating results and the price of our common stock.

In addition, from the date of the completion of the transactions, our results of operations will include OMX’s operating results, presented in accordance with U.S. GAAP. OMX’s historical consolidated financial statements for 2004 through 2007 have been prepared in accordance with IFRS, which differ in certain material respects from U.S. GAAP. For instance, U.S. GAAP will require OMX to recognize revenue under certain of its technology contracts over the term of the contract rather than at the beginning of the contract. Accordingly, the U.S. GAAP presentation of OMX’s results of operations may not be comparable to its historical financial statements.

Our investment in DIFX may be unsuccessful and could harm us in other ways.

We and Borse Dubai have agreed that in exchange for $50.0 million and the entry into certain licensing and technology agreements, we will acquire 33 1/3% of the outstanding equity of DIFX. We have also committed to providing additional capital, up to $25.0 million, to DIFX under certain circumstances. Our investment in DIFX may be unsuccessful. These investments are in addition to the maximum of approximately SEK 12.6 billion in cash we may pay Borse Dubai for OMX shares. Additionally, these licensing and technology agreements will allow DIFX to use the Nasdaq trademark and exchange technologies from both us and OMX. DIFX’s use may have an adverse effect on us and our brand and other intellectual property. We may not be able to terminate these agreements or end our association with DIFX in a manner that would prevent lasting and potentially significant harm to our brand and reputation, particularly in certain key emerging markets. Our agreements with DIFX will also prevent or limit us from seeking opportunities to grow our business in certain regions, and this may have a negative impact on us in the future.

The market price of our common stock may decline as a result of the completion of the transactions with Borse Dubai and OMX.

The market price of our common stock may decline as a result of the completion of the transactions with Borse Dubai and OMX if:

•	the combination of Nasdaq’s and OMX’s businesses is unsuccessful;

•	we do not achieve the expected benefits of the combination with OMX as rapidly or to the extent anticipated by financial analysts or investors; or

•	the effect of the transactions on our financial results is not consistent with the expectations of financial analysts or investors.

The benefits of the combination of Nasdaq and OMX may not be achieved if we cannot effect the compulsory acquisition of all of the issued and outstanding OMX shares.

Under Swedish law, to effect the compulsory acquisition of OMX shares for which valid acceptances have not been received, we are required to have acquired more than 90% of the outstanding OMX shares. As a result, it is possible that we may not acquire a sufficient number of OMX shares to effect a compulsory acquisition of the remaining outstanding OMX shares. Since, in this situation, OMX would not be a wholly-owned subsidiary of Nasdaq, this will prevent or delay us from realizing the anticipated benefits (including synergies) from the integration of our operations with OMX’s operations by requiring transactions between OMX and Nasdaq to be on an arm’s-length basis.

We may be required to pay a higher price for some OMX shares as a result of compulsory acquisition proceedings under Swedish law.

In the event that Nasdaq obtains more than 90% of the OMX shares, Nasdaq intends to commence a compulsory acquisition procedure under the Swedish Companies Act to acquire all remaining OMX shares. The cost of the compulsory acquisition proceeding will be borne entirely by Nasdaq.

The purchase price for the OMX shares acquired through a compulsory acquisition procedure will be determined by an arbitration tribunal. The Swedish Companies Act provides that the purchase price for the remaining OMX shares will be equivalent to the value of the consideration paid by Borse Dubai in its offer for OMX, unless there are any special circumstances at hand that call for a different price. It may take up to two years or more from initiation of the compulsory acquisition procedure until the arbitration tribunal decides on the purchase price. Thereafter, the purchase price will be distributed to the shareholders whose OMX shares were acquired through the compulsory acquisition procedure, together with interest earned at a market rate set by the Swedish Central Bank pursuant to Swedish law.

Nasdaq may elect to request advance title to the OMX shares to be acquired in the compulsory acquisition procedure, in accordance with the Swedish Companies Act. Advance title means that full ownership is obtained by Nasdaq with respect to the remaining OMX shares before the arbitration proceedings regarding the purchase price have been completed. The arbitration tribunal’s granting of advance title would be subject to Nasdaq providing satisfactory security for payment of the purchase price and the accrued interest thereon.

As a result of the compulsory acquisition proceedings under Swedish law, Nasdaq may ultimately have to pay, in the aggregate, a higher price per OMX share in order to purchase the remaining OMX shares that are outstanding after completion of Borse Dubai’s offer for OMX than it has agreed to pay to OMX shareholders who tender through Borse Dubai’s offer.

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

Sales of a substantial number of shares of our common stock in the public markets, or the perception that these sales might occur, could cause the market price of our common stock to decline or could impair our ability to raise capital through a future sale of, or pay for acquisitions using, our equity securities. As of December 31, 2007, there were 138,869,150 shares of our common stock outstanding. All of our common stock is freely transferable, except shares held by our “affiliates,” as defined in Rule 144 under the Securities Act.

The number of freely transferable shares of our common stock will increase upon any exercise of outstanding options pursuant to our stock compensation and stock award plan for our employees. There were 4,610,258 options exercisable as of December 31, 2007 at a weighted average exercise price of $9.58. The number of shares of our common stock outstanding will also increase upon any conversion of our convertible notes held by Silver Lake Partners, or SLP, and VAB Investors LLC, or VAB, and their respective affiliates, which are currently convertible at a conversion price of $14.50 per share into approximately 8,283,162 shares of our common stock, or any exercise of warrants held by SLP and VAB or their respective affiliates, which are exercisable at a price of $14.50 per share into approximately 1,539,489 shares of our common stock. We have registered the shares underlying SLP, VAB and their affiliates’ notes and warrants on a Form S-3 registration statement, and those shares are freely transferable.

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

In response to the SEC’s concern about a concentration of our ownership, our exchange rules include a rule prohibiting any Nasdaq member or any person associated with a Nasdaq member from beneficially owning more than 20% of our outstanding voting interests. SEC consent would be required before any investor could obtain more than a 20% voting interest in us. Our exchange rules also require the SEC’s approval of any business ventures with one of our members, subject to exceptions.

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

In addition, our certificate of incorporation and by-laws:

•	require supermajority stockholder approval to remove directors;

•	do not permit stockholders to act by written consent or to call special meetings;

•	require certain advance notice for director nominations and actions to be taken at annual meetings;

•	require supermajority stockholder approval with respect to certain amendments to our certificate of incorporation and by-laws (including in respect of the provisions set forth above); and

•	authorize the issuance of undesignated preferred stock, or “blank check” preferred stock, which could be issued by our board of directors without stockholder approval.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following is a description of our material properties.

Location	Use	Size (approximate, in square feet)	Type of possession
New York, New York	Location of MarketSite	26,000	Leased by Nasdaq
New York, New York	Nasdaq headquarters	115,000	Subleased from FINRA with 17,931 square feet leased back to FINRA
New York, New York	General office space	53,000	Subleased to third parties
Rockville, Maryland	General office space	78,000	Leased by Nasdaq
Trumbull, Connecticut	General office space	47,000	Leased by Nasdaq

In addition to the above, we currently lease administrative, sales and disaster preparedness facilities in Chicago, Illinois; Menlo Park, California; San Francisco, California; London, England; Washington, DC; Eugene, Oregon; Tampa, Florida; Los Angeles, California; Jersey City, New Jersey; Cambridge, Massachusetts; Maynard, Massachusetts; Beijing, China; Spokane, Washington; Minnetonka, Minnesota; and Bangalore, India.

Item 3. Legal Proceedings.

We are not currently a party to any litigation that we believe could have a material adverse effect on our business, financial condition, or operating result. However, from time to time, we have been threatened with, or named as a defendant in, lawsuits or involved in regulatory proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

At our special meeting of stockholders on December 12, 2007, the following matters set forth in our Proxy Statement dated November 19, 2007, which was filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, were voted upon with the results indicated below.

1.	A proposal seeking approval of the issuance of 60,561,515 shares of our common stock pursuant to our agreements with Borse Dubai, was approved, with 64,881,840 votes cast for, 431,222 votes cast against, 362,786 abstentions and 26,357,361 broker non-votes.

2.	A proposal seeking approval of an amendment to our Restated Certificate of Incorporation to change our name to “The NASDAQ OMX Group, Inc.” upon completion of our combination with OMX, was approved, with 91,273,215 votes cast for, 383,762 votes cast against and 376,231 abstentions.

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

The following chart lists the quarterly high and low bid prices for shares of our common stock for 2007 and 2006. These prices are between dealers and do not include retail markups, markdowns or other fees and commissions and may not represent actual transactions.

	High	Low
Fiscal 2007
Fourth quarter	$50.47	$37.65
Third quarter	39.00	28.48
Second quarter	34.96	29.05
First quarter	37.45	26.57
Fiscal 2006
Fourth quarter	$42.37	$28.90
Third quarter	32.49	25.33
Second quarter	45.00	23.91
First quarter	46.75	34.83

As of February 14, 2008, we had approximately 1,395 holders of record of our common stock. As of February 14, 2008, the closing price of our common stock was $42.24. Our former credit facilities prohibited us from paying dividends and we expect the credit facilities that we plan to enter into in connection with our combination with OMX to include a similar prohibition. Before our former credit facilities were in place, it was not our policy to declare or pay cash dividends on our common stock.

Issuer Purchases of Equity Securities

Repurchases made in the fiscal quarter ended December 31, 2007 (in whole number of shares):

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Units)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 2007	946	$46.21	—	—
November 2007	—	—	—	—
December 2007	9,418	$46.02	—	—

Total	10,364	—	—	—

The shares repurchased during October and December 2007 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants.

PERFORMANCE GRAPH

The following graph compares the total return of our common stock with certain indices and a peer group. These include the NASDAQ Composite Stock Index and the Standard & Poor’s 500 Stock Index as well as the peer group. The peer group includes the Chicago Mercantile Exchange Holdings Inc., Deutsche Börse AG, Intercontinental Exchange Inc., London Stock Exchange Group plc and NYSE Euronext. Information for the indices and the peer group is provided from December 31, 2002 through December 31, 2007. The figures represented below assume an initial investment of $100 in the common stock or index at the closing price on December 31, 2002 and the reinvestment of all dividends.

	12/02	12/03	12/04	12/05	12/06	12/07
The Nasdaq Stock Market Inc.	100.00	94.50	102.00	351.80	307.90	494.90
NASDAQ Composite	100.00	149.75	164.64	168.60	187.83	205.22
S&P 500	100.00	128.68	142.69	149.70	173.34	182.87
Peer Group	100.00	123.79	210.38	359.28	590.03	877.94

Item 6. Selected Consolidated Financial Data.

The following table sets forth selected consolidated financial data on a historical basis for Nasdaq. The following information should be read in conjunction with the consolidated financial statements and notes thereto of Nasdaq included elsewhere in this Form 10-K.

Selected Consolidated Financial Data

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except share and per share amounts)
Statements of Income Data:
Total revenues(1)	$2,436,592	$1,657,776	$879,919	$540,441	$589,845
Cost of revenues(1)	(1,624,353)	(970,381)	(353,908)	(55,845)	—

Revenues less liquidity rebates, brokerage, clearance and exchange fees	812,239	687,395	526,011	484,596	589,845
Total operating expenses	446,577	473,306	412,348	476,413	647,159
Net income (loss) from continuing operations	518,401	127,893	61,690	1,804	(45,112)
Net income (loss) from discontinued operations, net of taxes(2)	—	—	—	9,558	(60,335)
Net income (loss)	518,401	127,893	61,690	11,362	(105,447)
Net income (loss) applicable to common stockholders	518,401	127,203	55,093	(1,826)	(113,726)
Basic and diluted earnings (loss) per share:
Basic earnings (loss) per share:
Continuing operations	$4.47	$1.22	$0.68	$(0.14)	$(0.68)
Discontinued operations	—	—	—	0.12	(0.77)

Total basic earnings (loss) per share	$4.47	$1.22	$0.68	$(0.02)	$(1.45)

Diluted earnings (loss) per share:
Continuing operations	$3.46	$0.95	$0.57	$(0.14)	$(0.68)
Discontinued operations	—	—	—	0.12	(0.77)

Total diluted earnings (loss) per share	$3.46	$0.95	$0.57	$(0.02)	$(1.45)

Weighted-average common shares outstanding for earnings (loss) per share:
Basic	116,064,240	104,311,040	80,543,397	78,607,126	78,378,376
Diluted	152,528,691	144,228,855	111,913,715	78,607,126	78,378,376

	December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Balance Sheets Data:
Cash and cash equivalents and available-for-sale investments(3)	$1,325,314	$1,950,204	$344,606	$233,099	$334,633
Total assets(3)(4)	2,979,397	3,716,452	2,046,786	814,820	851,254
Total long-term liabilities(3)(4)	359,917	1,798,466	1,467,453	449,941	452,927
Total stockholders’ equity(4)	2,208,283	1,457,355	253,007	156,563	160,696

(1)

Pursuant to Emerging Issues Task Force, or EITF, of the Financial Accounting Standards Board, or FASB, Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” or EITF 99-19, we record execution revenues from transactions on a gross basis in revenues and record related expenses such as liquidity rebate payments and execution costs as cost of revenues. We have recorded execution revenues related to the Brut and INET platforms on a gross basis since the related acquisitions, as Brut and INET have historically had risk as principal on transactions executed through their respective platforms. On February 1, 2006, Brut and INET merged together into a single broker-dealer, Brut, LLC, which was later renamed, Nasdaq Execution Services, LLC. Starting with the second quarter of 2005, we have reported execution revenues from transactions on our legacy platform on a gross basis in revenues and reported related expenses as cost of revenues, as we have certain risk associated with trade execution, subject to rule limitations and caps, as a result of our Limitation of Liability Rule. This change in presentation was implemented on a prospective basis beginning April 1, 2005 as required under U.S. GAAP, as a direct result of the rule change. This rule change did not have a material impact on the consolidated financial position or results of operations of Nasdaq.

(2)	Net of tax provision (benefit) for income taxes of $5,595 in 2004 and $(3,663) in 2003.
(3)

At December 31, 2006, cash and cash equivalents and available-for-sale investments included our investment in the LSE, accounted for in accordance with Statement of Financial Accounting Standards, or SFAS, No. 115 “Accounting for Certain Investments in Debt and Equity Securities,” or SFAS 115. See Note 7, “Investments,” to the consolidated financial statements for further discussion. Unrealized gains and losses, including foreign currency gains, were included in accumulated other comprehensive income until the sale of the shares in September 2007. On September 25, 2007, we completed the sale of shares at that time representing 28.0% of the share capital of the LSE to Borse Dubai for $1.6 billion in cash. We sold the remaining substantial balance of our holdings in the LSE in open market transactions for approximately $193.5 million in cash on September 26, 2007 for total proceeds of $1.8 billion. As a result of the sale, we recognized a $431.4 million pre-tax gain which is net of $18.0 million of costs directly related to the sale, primarily broker fees. On September 28, 2007, we used approximately $1.1 billion of the proceeds from the above transactions to repay in full and terminate our credit facilities. See Note 9, “Debt Obligations,” to the consolidated financial statements for further discussion.

(4)	Includes continuing and discontinued operations for 2003. In 2003, Nasdaq discontinued its operations of Nasdaq Europe S.A./N.V. and IndigoMarkets Ltd.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of the financial condition and results of operations of Nasdaq in conjunction with our consolidated financial statements and related notes included in this Form 10-K, as well as the discussion under Item 1A. Risk Factors.

Overview

Our results for 2007 continue to demonstrate our ability to improve profitability by focusing on the execution of our business plan. Revenues less liquidity rebates, brokerage, clearance and exchange fees increased $124.9 million, or 18.2%, to $812.3 million in 2007, compared with $687.4 million in 2006, and our operating income increased $151.6 million, or 70.8%, to $365.7 million in 2007, compared with $214.1 million in 2006. Net income was $518.4 million, or $3.46 per diluted share, in 2007 compared with $127.9 million, or $0.95 per diluted share, in 2006.

The following pre-tax items impacted our 2007 results:

•	Sale of our share capital of the LSE generated a gain of $431.4 million which is net of $18.0 million of costs directly related to the sale, primarily broker fees;

•

Improved revenues less liquidity rebates, brokerage, clearance and exchange fees from our Market Services segment. Revenues less liquidity rebates, brokerage, clearance and exchange fees from Market Services increased $90.2 million, or 20.6%, to $528.1 million in 2007, compared with $437.9 million in 2006 due to the following:

•	Increases in trade execution market share for NYSE- and Amex-listed securities, partially offset by higher cost of revenues;

•

The increase in cost of revenues was primarily due to increases in market share and average daily share volume and pricing changes in February 2007, which increased liquidity rebate amounts. Also in 2007, was an increase in SEC fees collected pursuant to Section 31 of the Exchange Act as a result of Nasdaq’s operation as a national securities exchange beginning August 1, 2006 for Nasdaq-listed securities and February 12, 2007 for non-Nasdaq-listed securities. Section 31 fees are also recorded as revenues, therefore there is no impact on Nasdaq’s revenues less liquidity rebates, brokerage, clearance and exchange fees;

•	Increase in market subscription users which increased our Market Services subscriptions fees;

•

Increase in revenues from our Issuer Services segment. Revenues increased $34.9 million, or 14.0%, to $283.9 million in 2007, compared with $249.0 million in 2006, primarily due to revised annual renewal fees introduced in the first quarter of 2007, higher revenues generated from our recent acquisitions and expanding customer utilization of our Corporate Client services;

•

Decrease in total operating expenses. Total operating expenses decreased $26.7 million, or 5.6%, to $446.6 million in 2007, compared with $473.3 million in 2006, primarily due to the completion of the INET integration which resulted in us migrating all trading to a single platform;

•

Decrease in net interest expense. Net interest expense decreased $31.2 million, or 46.9%, to $35.3 million in 2007, compared with $66.5 million in 2006, primarily due to additional interest income on higher cash balances and lower interest expense on debt due to a lower average outstanding balance and lower interest rates; and

•

Strategic initiative costs of $26.5 million incurred in connection with our strategic initiatives related to the LSE, including our acquisition bid. In conjunction with the lapse of our final offers for the LSE in February 2007, these costs were charged to income primarily during the first quarter of 2007.

These current and prior year items are discussed in more detail below.

Business Environment

Nasdaq serves listed companies, market participants and investors by providing a high quality cash equity market, thereby enabling corporate growth and entrepreneurship. In broad terms, our business performance is impacted by a number of drivers including macroeconomic events affecting the risk and return of financial assets, investor sentiment regarding the outlook for equity investments, the regulatory environment for primary and secondary equity markets, and changing technology in the financial services industry. Our future revenues, revenues less liquidity rebates, brokerage, clearance and exchange fees and net income will continue to be influenced by domestic and international trends including:

•	The number of companies seeking equity financing, which is affected by factors such as investor demand, the economy, alternative sources of financing, and tax and regulatory policies;

•	Trading volumes, particularly in U.S. equity securities, which are driven primarily by overall macroeconomic conditions;

•	Competition for listings and trading executions related to pricing, and product and service offerings; and

•	Other technological advancements and regulatory developments.

2007 was a year of contrasts for our business drivers. The first half of the year saw the best first six month period for IPOs since 2000 supported by an optimistic outlook for the economy and a general upward trend in securities prices and trading volumes. As the year progressed, increasing concern over the impact of recent events in the credit markets clouded the outlook for the future pace of economic growth. Additional challenges included uncertain U.S. investor sentiment resulting in the highest level of market volatility in the last four years, significant regulatory changes in the U.S. and the European Union, and continued rapid evolution and deployment of new technology in the financial services industry. The business environment that influenced our financial performance in 2007 can be characterized as follows:

•	An overall pace of equity issuance very similar to 2006;

•	Continued growth of financing alternatives for both new and established companies;

•	Very strong 25.7% annual growth relative to 2006 in equity trading volume in the U.S driven by Regulation NMS as well as elevated levels of volatility;

•	Intense competition among U.S. exchanges for both equity trading volume and listings;

•	Globalization of exchanges, customers and competitors extending the competitive horizon beyond the U.S.;

•	Customers’ demands for speed, capacity, and reliability require continuing investment in technology; and

•	Increasing competition for market data revenues due to the new market data revenue allocation formula required by Regulation NMS.

2008 Outlook

We believe that 2007’s successful implementation of our strategy for achieving significant market share gains will provide a number of benefits into 2008. In establishing Nasdaq as the most active U.S. equities market in 2007 our single platform has stood out as a reliable, flexible, and high capacity system delivering high levels of execution quality and speed under even the most demanding market conditions. The standout performance of our technology has led to an improved competitive position for our execution and market data businesses while realizing the anticipated cost savings from successfully integrating three platforms onto a single trading platform.

Our experience with the successful integration of Brut, INET and our other acquisitions form the basis for our domestic outlook for 2008. Following SEC approval we anticipate launching The Nasdaq Options Market which will bring the Nasdaq market structure to the fast growing asset class of exchange listed options. Our pending acquisition of the Boston Stock Exchange should provide an additional quote for market participants who want to use Nasdaq’s high performance systems to post multiple protected quotes under Regulation NMS. Following the closing of our previously announced acquisition of the Philadelphia Stock Exchange, we expect to continue their options market structure as a complement to The Nasdaq Options Market. In addition to benefiting our transactions business the proposed acquisitions of BSX and PHLX open up new content for enhancing our market data offerings. We believe that our business drivers are likely to continue to have a mixed impact on our operations and the elevated levels of volatility experienced during the first two months of the year will positively affect our Market Services segment through higher trading volumes but negatively impact our Issuer Services segment by reducing the anticipated number of IPOs and capital formation more generally. As in 2007, we expect that we will continue to realize additional sources of revenue from enhanced product offerings and/or acquisitions which are complementary to our existing businesses.

Internationally, the expected combination with OMX and investment in DIFX are anticipated to enhance the globalization of the Nasdaq brand name and further increase our strategic opportunities. As the combined group we expect to be a premier global exchange company and we will leverage the strength of each organization’s data distribution capabilities to broaden the data customer base as well as to create new data products. Furthermore, we expect the combination of Nasdaq, OMX, and PHLX will unite world class technology leadership across all of our product offerings and, over time, will allow us to integrate these technologies into a platform that will enable us to further enhance our competitive position. The combination of OMX, PHLX and BSX with Nasdaq also is expected to provide us with the opportunity for significant revenue and costs synergies.

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

Because of these interrelationships, our management has allocated resources, assessed performance and managed these businesses as two separate segments. See Note 20, “Segments,” to the consolidated financial statements for further discussion.

Cost Reductions and Operating Efficiencies

During the past several years, we have taken significant steps to grow our business and enhance our competitive position. We have successfully reduced technology costs, eliminated non-core products, scaled back our workforce and consolidated our real estate facilities and operations. The INET integration accelerated our migration to a low-cost trading platform and is resulting in significant operating synergies.

Charges associated with our cost reduction program and our integration of INET ceased during 2007. In 2007, we incurred charges of approximately $4.1 million in connection with actions we took to improve our operational efficiency as well as to integrate INET. During 2006, we incurred similar charges of approximately $40.9 million. As a result of our cost reduction program and integration of INET, we were able to migrate to our single trading platform, and significantly reduce our depreciation and amortization expense and computer operations and data communications expense. In 2007, these expenses totaled $67.6 million compared with $112.4 million for 2006, a decrease of $44.8 million, or 39.9%. See Note 5, “Cost Reduction Program and INET Integration,” to the consolidated financial statements for further discussion.

Sources of Revenues

Market Services

Nasdaq Market Center

The Nasdaq Market Center is our transaction-based platform that provides our market participants with the ability to access The Nasdaq Stock Market execution services, such as quoting and trading capabilities, and reporting services such as trade reporting and risk management. We provide these services for Nasdaq-listed and non-Nasdaq-listed securities. Until September 30, 2005, we also provided these services for securities authorized for trading on the OTCBB. Effective October 1, 2005, we transferred responsibility for the OTCBB to FINRA. See Note 13, “Regulatory and Related Party Transactions,” to the consolidated financial statements for further discussion.

On December 8, 2005, we completed our acquisition of INET. Our 2005 results include activity related to INET from December 8, 2005 through December 31, 2005 and our 2007 and 2006 results include activity related to INET for the entire year. As noted above, between October 2006 and February 2007, we completed the integration of Nasdaq’s legacy execution systems and the Brut and INET execution systems onto a single trading platform.

We provide our customers with the ability to execute trades electronically in equity securities. The primary fee for these execution services is a transaction execution charge, assessed on a per share basis to the party that accesses the liquidity provided by another market participant. In most circumstances, we credit a portion of the per share execution charge as a rebate to the market participant that provides the liquidity. We also earn revenues based on our share of trading securities listed on the NYSE and Amex. Many of our competitors engage in aggressive price competition by reducing the transaction fees they charge customers for trade execution. As a result of this competition, during 2005, we significantly reduced the transaction fees we charge our customers for trade execution, particularly for large-volume customers. In early 2006, in connection with our acquisition of INET, we adjusted our transaction fees to harmonize our pricing structure with INET, whose fees had been higher than ours. In February 2007, we integrated our equities pricing to harmonize the trading of Nasdaq-listed and non-Nasdaq-listed securities into one pricing schedule. Also, we integrated a pricing change, effective March 1, 2007, that lowered access and routing fees for high volume customers. We periodically reexamine our pricing structure to ensure that our fees remain competitive.

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

Also, Nasdaq pays Section 31 fees, which are recorded as execution and trade reporting revenues with a corresponding amount recorded as cost of revenues. The Section 31 fees are designed to recover the costs to the government of supervision and regulation of securities markets and securities professionals. Nasdaq collects the fees as a pass-through charge from organizations executing eligible trades on Nasdaq’s exchange platform and recognizes these amounts in cost of revenues when invoiced. Section 31 fees received are included in cash and cash equivalents in the Consolidated Balance Sheets at the time of receipt and, as required by law, the amount due to the SEC is remitted semiannually and recorded as Section 31 fees payable to SEC, in the Consolidated

Balance Sheets until paid. Since the amount recorded in revenues is equal to the amount recorded in cost of revenues, there is no impact on Nasdaq’s revenues less liquidity rebates, brokerage, clearance and exchange fees.

Finally, The Nasdaq Market Center generates revenue by providing market participants with a front-end workstation and by offering several different alternatives to access The Nasdaq Market Center. The type of connectivity is determined by the level of functionality a customer needs. During 2005, in access services, we completed the necessary steps to exit a low-margin business related to our legacy service products and associated proprietary network. See “—Nasdaq’s Operating Results-Nasdaq Market Center.”

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

In our role as the Securities Information Processor, we disseminate information to data vendors, which the data vendors then sell to the public. After deducting our expenses incurred as the Securities Information Processor, we distribute the tape fees to the respective UTP Plan participants, including ourselves, based on a combination of the participants’ respective trading share and quoting share as determined by the Regulation NMS formula.

Effective July 1, 2006, Nasdaq also operates the Nasdaq Data Revenue Sharing Program that provides incentives to market participants who internalize trades to report them to The FINRA/Nasdaq TRF. We share a portion of the UTP revenue earned back to those participants that report internalized trades to The FINRA/Nasdaq TRF. Prior to the third quarter of 2006, Nasdaq shared Nasdaq Market Services Subscriptions revenues under the Nasdaq General Revenue Sharing Program, which provided an incentive for quoting market participants to send orders and report trades to The Nasdaq Market Center.

In 2006, upon consultation with the SEC, it was determined that the approval of Amendment 13 to the UTP Plan on February 7, 2006 resulted in the immediate removal of Nasdaq Quotation Dissemination Services, or NQDS, from the UTP Plan. As a result, we were no longer required to share revenues from NQDS, the best quote information from each market participant, effective as of February 7, 2006. We still are required to share UTP Plan revenues related to trade reports and the best priced quotations in our market, or Level 1.

In addition to NQDS, we also sell other proprietary data products based on information from market participants that choose to display trading interest on The Nasdaq Market Center, most notably TotalView, our flagship market depth quote product. We operate several other proprietary services and data feed products, including the Mutual Fund Quotation Service, or MFQS; Nasdaq Index Dissemination Service and OpenView, which is similar to TotalView, but displays market depth for NYSE- and Amex-listed securities. Within the past year, we launched the NASDAQ DataStore to showcase newly launched data products from Nasdaq, particularly Velocity and Forces, NASDAQ Pre, and the NASDAQ VWAP. Further, in 2007, Nasdaq launched a Web2.0 initiative to facilitate “plug-and-play” deployments of new Nasdaq data products, allowing distributors of Nasdaq market data much more efficient and cost-effective implementations. See Item 1. “Business—Nasdaq Products and Services” for a discussion of our proprietary data products.

Issuer Services

Corporate Client Group

The Corporate Client Group provides customer support services and products to Nasdaq-listed companies and is responsible for obtaining new listings on The Nasdaq Stock Market. We charge issuers an initial listing fee, a fee for listing of additional shares and an annual fee. The initial listing fee for securities listed on The Nasdaq Stock Market includes a listing application fee and a total shares outstanding fee. The fee for listing of additional shares is based on the total shares outstanding, which we review quarterly. Annual fees for securities listed on The Nasdaq Stock Market are based on total shares outstanding. Initial listing and listing of additional shares fees are recognized on a straight-line basis over estimated service periods, which are six and four years, respectively, based on our historical listing experience, pursuant to the requirements of SAB Topic 13. In February 2007, the SEC approved a new pricing structure for our annual listing fees. This new schedule generally increased the annual and listing of additional shares fees listed companies pay to us, as well as the initial listing fee to list on The Nasdaq Capital Market.

In 2006, we announced the creation of The Nasdaq Global Select Market, a new listing tier with the highest initial listing standards in the world. The Nasdaq Global Select Market became effective on July 3, 2006 and approximately 1,200 companies qualified for this new market tier. The other two market tiers are The Nasdaq Global Market and The Nasdaq Capital Market. All three market tiers maintain rigorous listing and corporate governance standards and issuers listing on these markets have the opportunity to leverage an array of Nasdaq corporate services.

On January 1, 2005, we purchased the remaining 50.0% interest in the Nasdaq Insurance Agency for nominal consideration. The agency provides insurance brokerage services and specializes in the director and officer liability insurance market. In 2005, we completed the acquisition of Carpenter Moore, an insurance brokerage firm specializing in management liability. The purchases of the Nasdaq Insurance Agency and Carpenter Moore provide current and future Nasdaq-listed companies and other customers with a full service corporate insurance broker offering customized risk management advice and insurance placement services. Carpenter Moore also added depth of brokerage expertise in directors and officers, errors and omissions and other management liability insurance products, and has significantly expanded regional coverage. In February 2007, Carpenter Moore merged with the Nasdaq Insurance Agency with Carpenter Moore as the surviving entity.

In 2006, we completed the acquisition of Shareholder.com, a firm specializing in shareholder communications and investor relations intelligence services. Shareholder.com continues to offer its comprehensive suite of services to all publicly traded companies who wish to optimize investor relations capabilities. Also in 2006, we completed the acquisition of PrimeNewswire, a press release newswire services firm. PrimeNewswire further enhances Nasdaq’s investor relations and corporate communications suite. In July 2007, we completed the acquisition of Directors Desk LLC, a privately held firm which provides technology to boards of public and private companies in the U.S. and abroad.

Our 2007 results include activity related to Directors Desk beginning July 2, 2007 and our 2006 results include activity related to Shareholder.com beginning February 1, 2006 and PrimeNewswire beginning September 1, 2006. Results for Carpenter Moore are included beginning October 1, 2005. See “Purchase Acquisitions and Combinations,” of Note 3, “Business Combinations,” to the consolidated financial statements for further discussion.

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

The outcome of two court cases has impacted Nasdaq’s ability to collect licensing revenues beginning in the third quarter of 2006, for options on ETFs that track our indexes. In September 2005, the U.S. District Court for the Southern District of New York dismissed actions brought by McGraw-Hill and Dow Jones against an options market that threatened to trade options on ETFs based on their proprietary indexes without a license. This dismissal was affirmed by the United States Court of Appeals for the Second Circuit in June 2006. The Second Circuit ruled that markets, in facilitating the trading of options on ETFs, are not misappropriating any intellectual property right of index providers. We are replacing this loss in revenues by continuing to develop, create, and license new indexes for financial instruments.

In 2007, Nasdaq transferred the sponsorship functions including sales, marketing and administration of several ETFs, including our QQQ, EQQQ and BLDRs ETFs, to PowerShares Capital Management LLC. The transfer of the QQQ and BLDRS ETFs to PowerShares closed on March 21, 2007 and the transfer of the EQQQ to PowerShares closed on August 9, 2007. In connection with the transfers, the QQQ was renamed the PowerShares QQQ Trust in March 2007 and the EQQQ was renamed the PowerShares EQQQ Trust in August 2007. After the transfers, Nasdaq has maintained its status as licensor of the PowerShares QQQ and PowerShares EQQQ ETFs and continues to receive license fees from these ETFs as they are benchmarked against the Nasdaq-100 Index. These transfers expand the distribution channels for the funds and brings greater investor access to these products. As a result, the amount of licensing revenues may increase in the future.

In the fourth quarter of 2007, we launched our PORTAL Trading System, a system allowing for online trading of equity securities pursuant to Rule 144A. The PORTAL Market is a comprehensive offering including capital formation, trading, data and financial products. We continue to facilitate the processing service for Rule 144A eligible securities through PORTAL.

Also in the fourth quarter of 2007, we and a group of leading securities firms announced our intention to form The PORTAL Alliance, an industry standard facility designated to serve the market for 144A equity securities. The PORTAL Alliance will work with third-party service providers to create an open, industry standard facility for the private offering, trading, shareholder tracking and settlement of unregistered equity securities sold to qualified institutional buyers.

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

	Year Ended December 31,
	2007	2006	2005
Average daily share volume in Nasdaq securities (in billions)	2.17	2.01	1.80
Matched market share in Nasdaq securities(1)	46.1%	48.5%	28.1%
Touched market share in Nasdaq securities(2)	50.4%	55.1%	32.7%
Total market share in Nasdaq securities(3)	71.4%	77.2%	57.0%
Matched market share in NYSE securities(1)	17.1%	10.4%	4.2	%(6)
Touched market share in NYSE securities(2)	36.2%	24.2%	10.8	%(6)
Total market share in NYSE securities(3)	35.1%	25.8%	17.6%
Matched market share in Amex and regional securities(1)	33.3%	24.5%	NA
Touched market share in Amex and regional securities(2)	37.2%	28.5%	NA
Total market share in Amex and regional securities(3)	52.7%	46.4%	32.4%
Initial public offerings	132	137	126
Secondary offerings	197	214	222
New listings(4)	290	285	269
Number of listed companies(5)	3,135	3,193	3,208

(1)	Transactions executed on Nasdaq’s systems.
(2)	Transactions executed on Nasdaq’s systems and routed to other external venues.
(3)

Transactions executed on Nasdaq’s systems plus trades reported through The FINRA/Nasdaq TRF for the year ended December 31, 2007. For the years ended December 31, 2006 and 2005, transactions executed on Nasdaq’s systems and internal trades reported to Nasdaq.

(4)

New listings includes IPOs, including those completed on a best efforts basis, issuers that switched from other listing venues, closed-end funds and beginning September 30, 2006, separately listed ETFs.

(5)	Beginning September 30, 2006, number of listed companies also includes separately listed ETFs.
(6)	Includes activity from INET as if the acquisition occurred on January 1, 2005.

NA  Not available.

Segment Operating Results

Of our total 2007 revenues of $2,436.6 million, 88.3% was from our Market Services segment and 11.7% was from our Issuer Services segment. Of our total 2006 revenues of $1,657.8 million, 84.9% was from our Market Services segment and 15.1% was from our Issuer Services segment. Of our total 2005 revenues of $879.9 million, 74.3% was from our Market Services segment and 25.7% was from our Issuer Services segment.

The following table shows our total revenues, cost of revenues and revenues less liquidity rebates, brokerage, clearance and exchange fees by segment:

	Year Ended December 31,			Percentage Change
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
	(in millions)
Market Services	$2,152.4	$1,408.3	$653.6	52.8%	#
Issuer Services	283.9	249.0	226.1	14.0%	10.1%
Other	0.3	0.5	0.2	(40.0)%	#

Total revenues	$2,436.6	$1,657.8	$879.9	47.0%	88.4%

Cost of revenues	(1,624.3)	(970.4)	(353.9)	67.4%	#

Revenues less liquidity rebates, brokerage, clearance and exchange fees	$812.3	$687.4	$526.0	18.2%	30.7%

#	Denotes a variance greater than 100.0%.

MARKET SERVICES

The following table shows total revenues, cost of revenues and revenues less liquidity rebates, brokerage, clearance and exchange fees from Market Services:

	Year Ended December 31,			Percentage Change
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
	(in millions)
Nasdaq Market Center:
Execution and trade reporting revenues(1)	$1,903.3	$1,186.8	$496.1	60.4%	#
Access services revenues	77.0	57.5	80.4	33.9%	(28.5)%
Liquidity rebates(2)	—	—	(35.5)	—	#
Tape fee revenue sharing	(27.3)	(21.7)	(11.5)	25.8%	88.7%
Nasdaq General Revenue Sharing Program	—	(0.2)	(0.4)	#	(50.0)%

Total Nasdaq Market Center revenues	1,953.0	1,222.4	529.1	59.8%	#
Cost of revenues
Liquidity rebates(2)	(1,049.8)	(644.9)	(255.5)	62.8%	#
Brokerage, clearance and exchange fees(1)	(574.5)	(325.5)	(98.4)	76.5%	#

Total cost of revenues	(1,624.3)	(970.4)	(353.9)	67.4%	#

Revenues less liquidity rebates, brokerage, clearance and exchange fees from Nasdaq Market Center	328.7	252.0	175.2	30.4%	43.8%

Nasdaq Market Services Subscriptions:
Proprietary Revenues(3)	87.9	68.1	30.2	29.1%	#
Non-proprietary revenues(3)	133.1	130.7	157.4	1.8%	(17.0)%
Nasdaq Revenue Sharing Programs	(7.2)	(9.9)	(5.5)	(27.3)%	80.0%
UTP Plan revenue sharing	(45.7)	(35.6)	(77.9)	28.4%	(54.3)%

Total Nasdaq Market Services Subscriptions revenues	168.1	153.3	104.2	9.7%	47.1%
Other Market Services revenues	31.3	32.6	20.3	(4.0)%	60.6%

Total revenues less liquidity rebates, brokerage, clearance and exchange fees from Market Services	$528.1	$437.9	$299.7	20.6%	46.1%

#	Denotes a variance equal to or greater than 100.0%.
(1)

Includes Section 31 fees of $365.0 million in 2007, $170.6 million in 2006 and $29.3 million in 2005. The increase in 2007 compared to 2006 is primarily due to fees collected as a result of Nasdaq’s operation as a national securities exchange for Nasdaq-listed securities beginning August 1, 2006 and February 12, 2007 for non-Nasdaq-listed securities. The increase in 2006 compared to 2005 is primarily due to the inclusion of a full year of INET’s operations compared with less than one month in 2005 and fees collected as a result of Nasdaq’s operation as a national securities exchange for part of the year in 2006.

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

Nasdaq Market Center

Execution and trade reporting revenues increased in 2007 compared with 2006 and in 2006 compared with 2005. The increase in 2007 was primarily due to increases in trade execution market share in NYSE- and Amex- listed securities, fees collected as a result of Nasdaq’s operation as a national securities exchange and increases in average daily share volume. In February 2007, we announced new equities pricing to harmonize the trading of Nasdaq-listed and non-Nasdaq-listed securities into one pricing schedule. We also announced a pricing change, effective March 1, 2007, that lowered execution and routing fees for high volume customers. As a result of these pricing changes, our matched market share in U.S.-listed equities has increased which also contributed to the increase in our execution and trade reporting revenues. The increase in 2006 compared to 2005 was primarily due to the inclusion of INET’s results as well as increases in trade execution market share in NYSE- and Amex-listed securities and increases in average daily share volume. In February 2006, we harmonized our pricing on Nasdaq-listed securities across all of our venues and introduced new pricing on NYSE-listed securities, which further contributed to the increase in revenues. The Nasdaq-listed pricing increased the execution fees for Brut and Nasdaq’s legacy execution systems, but decreased the execution fees for INET.

As discussed above, effective August 1, 2006, as a result of Nasdaq’s operation as a national securities exchange, additional Section 31 fees were recorded as execution and trade reporting revenues with a corresponding amount recorded as cost of revenues. Since the amount recorded in revenues is equal to the amount recorded in cost of revenues, there is no impact on Nasdaq’s revenues less liquidity rebates, brokerage, clearance and exchange fees. Section 31 fees were $365.0 million in 2007, $170.6 million in 2006 and $29.3 million in 2005. The increase in 2007 was primarily due to the increase in fees collected as a result of Nasdaq’s operation as a national securities exchange. The increase in 2006 was primarily due to a full year of INET’s operations compared with less than one month in 2005 and the additional fees collected as a result of Nasdaq’s operation as a national securities exchange for part of the year in 2006.

Access services revenues increased in 2007 compared with 2006 primarily due to increases in customer demand for network connectivity and exchange membership fees. We began charging exchange membership fees as a result of our operation as a national securities exchange.

Access services revenues decreased in 2006 compared with 2005 primarily due to the retirement of our legacy access services products and associated proprietary network in the fourth quarter of 2005, when we completed the transition to the new Nasdaq Workstation. Beginning in 2005, we migrated users away from our legacy access services products towards our QIX protocol, FIX connectivity and new Nasdaq Workstation, all of which operate over third-party networks. By doing so, we were able to reduce our technology and network costs and increase our systems’ scalability without affecting performance or reliability. The revenues for these discontinued products totaled $58.3 million and expenses related to the discontinued products were $46.5 million in 2005. The industry standards and third-party products are more efficient and cost effective but produce lower revenues. However, these products contribute more to our operating results than our legacy access services products. Partially offsetting the decrease in 2006, were access services revenues from INET and the new Nasdaq Workstation and increased revenues from FIX and QIX.

We share tape fee revenues from NYSE- and Amex-listed securities through The Nasdaq Market Center tape fee revenue sharing. We earn tape fee revenues from NYSE- and Amex-listed securities based upon activity within and trades reported to The Nasdaq Market Center for securities listed on these exchanges and based upon the size of NYSE and Amex revenue tape sharing pools. The increases in 2007 compared with 2006 and 2006 compared with 2005 were primarily due to an increase in trade execution market share in both NYSE- and Amex-listed securities. In 2006, the increase in trade execution market share was partially offset by amounts retained that pre-acquisition were shared with INET, and pricing changes in February 2006 which eliminated certain trades from being eligible for revenue sharing.

The Nasdaq Market Center shared revenues under the Nasdaq General Revenue Sharing Program through the second quarter of 2006. Under this discretionary program we shared operating revenue, which is interpreted to mean net revenue after expenses from all services that derive revenue, from member trading and trade reporting activity in Nasdaq-listed securities. The program was designed to provide an incentive for quoting market participants to send orders and report trades to The Nasdaq Market Center. Under a new program introduced in the third quarter of 2006, we have refocused the revenue sharing program to trades that are reported to The FINRA/Nasdaq TRF. The total amount of revenue shared with market participants decreased in 2006 compared with 2005.

The Nasdaq Market Center liquidity rebates, in which we credit a portion of the per share execution charge to the market participant that provides the liquidity, increased in 2007 compared with 2006 and in 2006 compared with 2005. The 2005 comparison includes $35.5 million recorded net in total revenues which was prior to the adoption of Nasdaq’s Limitation of Liability Rule. The increase in liquidity rebates in 2007 compared with 2006 was primarily due to increases in trade execution market share for NYSE- and Amex-listed securities and the pricing changes discussed above. The increase in liquidity rebates in 2006 compared with 2005 was primarily due to the inclusion of INET’s results for a full year of operations as well as increases in average daily share volume and increases in trade execution market share for NYSE- and Amex-listed securities. In February 2006, we harmonized our pricing for all of our venues, which increased the per share liquidity rebates for INET, but decreased the per share liquidity rebates for Brut and Nasdaq’s legacy execution system. Also beginning February 2006, we began paying rebates on NYSE- and Amex-listed securities, which further contributed to the increase in liquidity rebates in 2007 and 2006.

Brokerage, clearance and exchange fees increased in 2007 compared with 2006 and in 2006 compared with 2005. The increase in 2007 compared with 2006 was primarily due to additional Section 31 fees due to Nasdaq’s operation as a national securities exchange and increases in trade execution market share for NYSE- and Amex- listed securities. As noted above, effective August 1, 2006, as a result of Nasdaq’s operation as a national securities exchange, additional Section 31 fees were recorded as execution and trade reporting revenues as well as a corresponding cost of revenues. Partially offsetting the increase in 2007 was a decline in clearance costs due to our migration to a single trading platform. The increase in 2006 compared with 2005 was primarily due to the inclusion of INET’s results for a full year as well as increases in average daily share volume, increases in trade execution market share for NYSE- and Amex-listed securities and additional Section 31 fees due to Nasdaq’s operation as a national securities exchange.

Nasdaq Market Services Subscriptions

Proprietary revenues increased in 2007 compared with 2006 and in 2006 compared with 2005. The increase in 2007 was primarily due to an increase in TotalView subscribers and distributors and their related revenues, the launch of OpenView Basic and an increase in other proprietary data products. Also contributing to the increase in 2007 and the increase in 2006 were NQDS revenues which were recorded as proprietary revenues for the entire period in 2007 and beginning February 7, 2006 for 2006. As discussed above, Nasdaq is no longer required to share revenues from NQDS. Also contributing to the increase in 2006 compared with 2005 was an increase in TotalView subscribers and related revenues and a price increase for MFQS due to functionality improvements. Partially offsetting this increase was a reduction in OTCBB revenues related to the transfer of the OTCBB back to FINRA.

Non-proprietary revenues increased in 2007 compared to 2006 primarily due to an increase in the number of Level 1 professional and non-professional users. Partially offsetting the increase for 2007 was the classification change of NQDS revenues beginning February 7, 2006 and an audit of data usage by a major market distributor in 2006 which increased revenues for 2006.

Non-proprietary revenues decreased in 2006 compared with 2005 primarily due to the classification change of NQDS revenues. Partially offsetting this decrease was an increase in the number of Level 1 non-professional users and the audit of data usage by a major market distributor in the first quarter of 2006.

We also share Market Services Subscriptions revenues under revenue sharing programs. Prior to the third quarter of 2006, we shared Nasdaq Market Services Subscriptions revenues under the Nasdaq General Revenue Sharing Program. Effective July 1, 2006, we changed the terms of this program and, under the new Nasdaq Data Revenue Sharing Program, now share 50.0% of the UTP data revenue earned from internalized trades reported to us. The amount of Nasdaq Market Services Subscriptions revenues shared under Nasdaq’s revenue sharing programs decreased in 2007 compared with 2006 primarily due to a new Regulation NMS market data revenue allocation formula, which became effective April 1, 2007, which is described further below, as well as changes in the amount shared under the programs from the July 1, 2006 data revenue sharing plan change. The new formula decreased the UTP data revenue earned from internalized trades in 2007, which resulted in a decrease in the amount available to share. The amount of Nasdaq Market Services Subscriptions revenues shared under Nasdaq’s revenue sharing programs increased in 2006 compared with 2005 primarily due to changes in the amount shared under the programs.

Nasdaq also shares tape fee revenues for Nasdaq-listed securities through the UTP Plan. Under the revenue sharing provision of the UTP Plan, we are permitted to deduct costs associated with acting as the exclusive Securities Information Processor from the total amount of tape fees collected. After these costs are deducted from the tape fees, we distribute to the respective UTP Plan participants, including Nasdaq, their share of tape fees based on a formula, required by Regulation NMS that takes into account both trading and quoting activity. Our tape fee revenue sharing amount allocated to UTP Plan participants increased in 2007 compared with 2006 primarily due to a reduction of our percentage earned of the UTP revenue, in part, caused by the new Regulation NMS market data revenue allocation formula. Also contributing to the increase were higher shareable Level 1 revenues. Partially offsetting the increase in 2007, was a reduction in the amount of revenue shared with UTP Plan participants as NQDS was not included in the plan for the entire twelve months.

Our tape fee revenue sharing allocated to UTP Plan participants decreased in 2006 compared with 2005 primarily due to an increase in our UTP market share primarily due to the INET acquisition which resulted in INET trades being reported to us in 2006, decreasing the amount Nasdaq shared with UTP participants. Also, as discussed above Nasdaq is no longer required to share revenues from NQDS thereby reducing the amount of revenue shared with UTP Plan participants.

Other Market Services

Other Market Services revenues decreased in 2007 compared with 2006 and increased in 2006 compared with 2005. The decrease in 2007 was primarily due to a decrease in revenues earned from our testing facility due to our migration to a single trading platform. The increase in 2006 compared with 2005 was primarily due to a contract between FINRA and Nasdaq for the operations of the OTCBB, which took effect on October 1, 2005. We transferred responsibility for the OTCBB back to FINRA, but agreed to continue to operate the OTCBB initially on a contract basis for two years, subject to renewals. We currently operate the OTCBB on a month to month contract basis.

ISSUER SERVICES

The following table shows the revenues from our Issuer Services segment:

	Year Ended December 31,			Percentage Change
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
	(in millions)
Issuer Services:
Corporate Client Group	$241.0	$209.5	$187.6	15.0%	11.7%
Nasdaq Financial Products	42.9	39.5	38.5	8.6%	2.6%

Total Issuer Services revenues	$283.9	$249.0	$226.1	14.0%	10.1%

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

	Year Ended December 31,
	2007		2006		2005
	As Reported	Billed Basis	As Reported	Billed Basis	As Reported	Billed Basis
	(in millions)
Annual renewal fees	$125.6	$125.6	$107.9	$107.9	$107.8	$107.8
Listing of additional shares fees	40.6	46.1	36.9	36.0	37.6	37.4
Initial listing fees	22.2	22.3	23.2	24.5	29.2	24.5
Corporate Client services	52.6	52.6	41.5	41.5	13.0	13.0

Total Corporate Client Group revenues	$241.0	$246.6	$209.5	$209.9	$187.6	$182.7

	Percentage Change
	2007 vs. 2006		2006 vs. 2005
	As Reported	Billed Basis	As Reported	Billed Basis
Annual renewal fees	16.4%	16.4%	0.1%	0.1%
Listing of additional shares fees	10.0%	28.1%	(1.9)%	(3.7)%
Initial listing fees	(4.3)%	(9.0)%	(20.5)%	—
Corporate Client services	26.7%	26.7%	#	#
Total Corporate Client Group revenues	15.0%	17.5%	11.7%	14.9%

#	Denotes a variance greater than 100.0%.

Corporate Client Group revenues are primarily derived from (i) fees for annual renewals, listing of additional shares and initial listings for companies listed on The Nasdaq Stock Market and (ii) Corporate Client services. Fees are generally calculated based upon total shares outstanding for the issuing company. These fees are initially deferred and amortized over the estimated periods for which the services are provided. Revenues from annual renewal fees are amortized on a pro-rata basis over the calendar year and initial listing fees and listing of additional shares fees are amortized over six and four years, respectively. The difference between the as reported revenues and the billed basis revenues is due to the amortization of fees in accordance with U.S. GAAP. See Note 8, “Deferred Revenue,” to the consolidated financial statements for further discussion. Corporate Client services revenues includes revenues from Carpenter Moore beginning October 1, 2005, Shareholder.com beginning February 1, 2006, PrimeNewswire beginning September 1, 2006, Directors Desk beginning July 2, 2007 and other sources for all periods presented. In February 2007, Carpenter Moore merged with the Nasdaq Insurance Agency, with Carpenter Moore as the surviving entity.

Annual renewal fees on both an as reported and billed basis increased in 2007 compared with 2006. The number of companies listed on The Nasdaq Stock Market on January 1, 2007 was 3,193, compared to 3,208 on January 1, 2006, the date on which listed companies are billed their annual fees. The decrease in the number of listed companies was due to 303 delistings by Nasdaq during 2006, partially offset by 285 new listings during 2006. The number of listed companies as of January 1, 2007 also includes separately listed ETFs. Offsetting the decrease in the number of listed companies was an annual renewal fee increase effective January 1, 2007.

Annual renewal fees on both an as reported and billed basis were flat in 2006 compared with 2005. The number of companies listed on The Nasdaq Stock Market on January 1, 2006 was 3,208 and 3,271 on January 1,

2005, the date on which listed companies are billed their annual fees. The decrease in the number of listed companies in 2005 was due to 332 delistings by Nasdaq during 2005, partially offset by 269 new listings in 2005. Primarily offsetting the decrease in the number of listed companies was an increase in the average total shares outstanding for The Nasdaq Global Select Market and The Nasdaq Global Market, which increased the annual renewal fees billed.

Listing of additional shares fees on both an as reported and billed basis increased in 2007 compared with 2006 and decreased in 2006 compared with 2005. The increase in 2007 and decrease in 2006 on the as reported basis were primarily due to amortization of fees. The fees on a billed basis increased in 2007 compared with 2006 primarily due to a fee increase effective January 1, 2007. For 2006 compared to 2005, the billed basis decrease was primarily due to a decline in secondary offerings. There were 197 secondary offerings in 2007, 214 secondary offerings in 2006 and 222 secondary offerings in 2005.

Initial listing fees on an as reported basis and billed basis decreased in 2007 compared with 2006. Initial listing fees, on an as reported basis, decreased and on a billed basis, remained flat in 2006 compared with 2005. The fees on an as reported basis decreased in 2007 and 2006 primarily due to amortization of fees. The fees on a billed basis decreased in 2007 compared with 2006 due to an increase in entry fee credits for companies that switched between The Nasdaq Global Market and The Nasdaq Capital Market. There were 290 new listings, including 132 new initial public offerings, during 2007 compared with 285 new listings, including 137 new initial public offerings, during 2006. There were 269 new listings, including 126 new initial public offerings, during 2005.

Corporate Client services revenues on both an as reported and billed basis increased in 2007 compared with 2006 and in 2006 compared with 2005 primarily due to revenues generated from the operations of recently acquired businesses.

Nasdaq Financial Products

The following table shows revenues from Nasdaq Financial Products:

	Year Ended December 31,			Percentage Change
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
	(in millions)
Licensing revenues	$37.6	$34.2	$34.5	9.9%	(0.9)%
Other revenues	5.3	5.3	4.0	—	32.5%

Total Nasdaq Financial Products revenues	$42.9	$39.5	$38.5	8.6%	2.6%

Licensing revenues increased in 2007 compared with 2006 and decreased in 2006 compared with 2005. The increase in 2007 was primarily due to an increase in licensing fees associated with Nasdaq-licensed ETFs and third party structured products. Partially offsetting the increase in 2007 and contributing to the decrease in 2006, was a decline in licensing fees associated with options traded on ETFs based on Nasdaq indexes. The outcome of two court cases has impacted our ability to collect licensing revenues for options on ETFs that track our indexes. See sources of revenues section for further discussion. Partially offsetting the decrease in 2006 was higher volume activity for both derivative and third party products as well as increases in third party assets under management.

Other revenues remained flat in 2007 compared with 2006 and increased in 2006 compared with 2005. Nasdaq Financial Products, through its PORTAL Market, facilitates the eligibility for clearing and settlement services at DTCC of PORTAL/Rule 144A securities. The increase in other revenues in 2006 was primarily due to an increase in the number of applications seeking PORTAL designation.

Expenses

Direct Expenses

The following table shows our direct expenses:

	Year Ended December 31,			Percentage Change
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
	(in millions)
Compensation and benefits	$200.4	$195.7	$152.1	2.4%	28.7%
Marketing and advertising	20.8	20.5	9.0	1.5%	#
Depreciation and amortization	38.9	70.9	67.0	(45.1)%	5.8%
Professional and contract services	32.1	32.0	29.1	0.3%	10.0%
Computer operations and data communications	28.7	41.5	62.4	(30.8)%	(33.5)%
Provision for bad debts	1.9	0.5	3.0	#	(83.3)%
Occupancy	34.5	34.1	28.4	1.2%	20.1%
Regulatory	28.9	—	—	#	—
General, administrative and other	60.4	44.3	19.5	36.3%	#

Total direct expenses	$446.6	$439.5	$370.5	1.6%	18.6%

#	Denotes a variance greater than 100.0% or not meaningful.

Compensation and benefits expense increased in 2007 compared with 2006 and in 2006 compared with 2005. The increases in 2007 and 2006 were primarily due to increased incentive compensation reflecting stronger financial performance, additional share-based compensation expense due to grants in December 2007 and December 2006 to all active employees and additional compensation costs due to our recent acquisitions. The increase in 2006 compared with 2005 was also due to the additional share-based compensation expense recognized under SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123(R), which was adopted on January 1, 2006. See “Share-Based Compensation,” of Note 2, “Summary of Significant Accounting Policies,” and Note 12, “Share-Based Compensation,” to the consolidated financial statements for further discussion. Partially offsetting the increase in 2007 was a curtailment gain of approximately $6.1 million recognized in the first half of 2007 and cost savings as a result of the pension plan and the Supplemental Executive Retirement Plan, or SERP, freeze. See Note 11, “Employee Benefits,” to the consolidated financial statements for further discussion.

Marketing and advertising expense increased in 2007 compared with 2006 and in 2006 compared with 2005. In 2007 and 2006 we launched new advertising campaigns. The increase in 2006 compared with 2005 was also due to costs related to our new listings and dual listing advertisements.

Depreciation and amortization expense decreased in 2007 compared with 2006 and increased in 2006 compared with 2005. The decrease in 2007 was primarily due to the retirement of certain equipment which was fully amortized in December 2006 related to the migration to a single trading platform. The decrease was partially offset by intangible amortization expense on identifiable intangible assets acquired in our recent acquisitions. The increase in 2006 compared with 2005 was primarily due to intangible amortization expense on identifiable intangible assets purchased in connection with our recent acquisitions, primarily INET, as 2006 includes a full year of amortization expense compared with less than 1 month in 2005. Also contributing to the 2006 increase was additional depreciation and amortization expense due to a previous change in the estimated useful life of some of The Nasdaq Market Center assets due to the migration to a single trading platform. These increases were partially offset by decreased depreciation expense related to other technology assets.

Professional and contract services expense increased in 2007 compared with 2006 and in 2006 compared with 2005. The increase in 2006 compared with 2005 was primarily due to operating costs incurred from recent acquisitions, partially offset by lower technology consulting costs.

Computer operations and data communications expense decreased in 2007 compared with 2006 and in 2006 compared with 2005. The decrease in 2007 was primarily due to lower costs associated with hardware leased equipment. The contract for this equipment was cancelled and charged to expense in the fourth quarter of 2006. The decrease is also due to lower costs associated with a reduced number of communication lines due to the consolidation of our data centers. The decrease in 2006 was primarily due to lower costs associated with providing communication lines to customers due to the retirement of legacy access services products, which we discontinued as of December 31, 2005.

Provision for bad debts increased in 2007 compared with 2006 and decreased in 2006 compared with 2005. The increase in 2007 was due to additional aged receivables in 2007. The decrease in 2006 was primarily due to an increase in collections and the collection of previously reserved aged receivables.

Occupancy expense increased in 2007 compared with 2006 and in 2006 compared with 2005. The increase in 2006 was primarily due to additional costs from our recent acquisitions partially offset by lower rental expense due to our continued real estate consolidation plans.

Regulatory expense was $28.9 million for the year ended December 31, 2007. Since we sought to preserve a regulatory separation upon operation as a national securities exchange, FINRA continues to provide regulatory services to the Exchange, including the regulation of trading activity on The Nasdaq Stock Market and surveillance and investigative functions. The regulation charges from FINRA of $33.8 million in 2006 and $41.8 million in 2005 were included in support costs from related parties, net. See below for further discussion. The decrease in 2007 was primarily due to a reduction in surveillance and other regulatory charges by FINRA and an adjustment of the allocation of its costs between members and market matters.

General, administrative and other expense increased in 2007 compared with 2006 and increased in 2006 compared with 2005. The increase in 2007 was primarily due to an increase in charges recorded in 2007 related to the sale of our share capital of the LSE. We recorded pre-tax charges for a $19.5 million tax sharing payment owed to Instinet for the benefit of SLP pursuant to an agreement to share the deferred tax benefit on the sale of Instinet’s Institutional Brokerage division, see Note 10, “Income Taxes,” to the consolidated financial statements for further discussion. In addition, we recorded a $5.8 million loss on the early extinguishment of debt in 2007 related to the repayment in full of our credit facilities from the proceeds from the sale of the share capital of the LSE. See Note 7, “Investments,” to the consolidated financial statements for further discussion. Also, in 2007 there was an additional loss of $1.1 million on the early extinguishment of a portion of the 3.75% convertible notes and a $10.6 million charge related to a clearing contract. Our single trading platform includes functionality that enabled us to discontinue the use of services previously provided under the contract. Partially offsetting these increases were charges recorded in 2006. In 2006, we recorded a $12.3 million loss on the early extinguishment of the $750.0 million senior term debt issued in December 2005, which was refinanced in April 2006. Additional losses totaling $9.7 million were recorded on the early extinguishment of the portion of the $1.l billion secured term loan of our April 2006 credit facility that was repaid in May 2006 as a result of an equity offering and in November 2006 with excess cash flow. Also, in 2006, a $5.9 million charge was recorded on the write-down of a held-for-sale building to fair market value. See “Real Estate Consolidation,” of Note 5, “Cost Reduction Program and INET Integration,” to the consolidated financial statements for further discussion. These charges were partially offset by a realized foreign currency gain related to our investment in the LSE of $8.2 million in 2006.

General, administrative and other expense increased in 2006 compared with 2005 primarily due to losses incurred on the early extinguishment of debt, the refinancing of our $750.0 million senior term loan facility and a $5.9 million charge recorded on the write-down of a held-for-sale building to fair market value and a net benefit of $9.8 million recognized in 2005 related to decisions affecting our real estate plans as described below. Additionally, in 2006 we recorded charges totaling $2.2 million associated with potential fines or penalties for Brut’s obligations regarding short sales, firm quotes and other reporting and disclosure requirements. As discussed above, in 2006, we recorded charges totaling $22.0 million on the early extinguishment of debt. In 2005, we also had a $7.4 million loss on the restructuring of the $240.0 million convertible notes. These increases were partially offset by the realized foreign currency gain related to our investment in the LSE of $8.2 million. In 2005, as a result of the acquisition of INET, Nasdaq took occupancy of expansion space for INET operations, which was previously reserved for as a sublease loss when Nasdaq’s management did not intend to occupy the space, and recorded a release of the sublease loss reserve of $12.1 million, net of rental payments, in the fourth quarter of 2005.

Support Costs From Related Parties, net

Support costs from related parties, net were $33.8 million in 2006 compared with $41.8 million in 2005, a decrease of 19.1%. The decrease was primarily due to the transfer of ownership of the OTCBB to FINRA which reduced the associated regulatory costs. Also contributing to the decreases was a reduction in surveillance and other regulatory charges from FINRA primarily due to FINRA’s review and allocation of expenses among the markets and members it regulates. After December 20, 2006, since FINRA is no longer a related party, the regulatory expense is now shown as part of direct expenses. See the description of regulatory expense under “Direct Expenses” above for further discussion.

Net Interest Expense

Net interest expense was $35.3 million in 2007 compared with $66.5 million in 2006, a decrease of 46.9%, and was $7.6 million in 2005. The decrease in 2007 was due to higher interest income due to higher cash balances and lower interest expense due to a lower average outstanding debt balance and lower interest rates year over year. In September 2007, we repaid in full and terminated our credit facilities from the proceeds of the sale of our share capital of the LSE. In the fourth quarter of 2007, H&F converted $300.0 million of its 3.75% convertible notes to equity. Also, in the fourth quarter of 2007, SLP and other partners converted a portion of the 3.75% convertible notes.

Net interest expense increased in 2006 compared with 2005 primarily due to additional interest expense on the credit facilities (see Note 9, “Debt Obligations,” to the consolidated financial statements) resulting from the purchase of issued share capital of the LSE. For 2006, the increase was also due to additional interest expense from our $205.0 million convertible notes issued in April 2005 and from our $750.0 million senior term loan facility issued in December 2005 to finance the INET acquisition, partially offset by a lower interest coupon rate on our $240.0 million convertible notes. For 2006, we also recorded higher interest income due to higher cash balances and interest rates, which partially offset the increase in net interest expense.

Dividend Income

Dividend income was $14.5 million in 2007 compared with $16.2 million in 2006. This represents ordinary dividends from our investment in the LSE.

Gain on Foreign Currency Option Contracts

The gain on foreign currency option contracts was $44.0 million in 2007 compared with $48.4 million in 2006. In order to hedge the foreign currency exposure on our proposed combination with OMX, we purchased and sold foreign currency option contracts in 2007, beginning at the time of the announcement of the proposed combination. The cumulative pre-tax realized gain on the OMX option contracts was $30.1 million for 2007. The fair value of the OMX option contract at December 31, 2007 was $60.7 million. The unrealized gain on this contract was $21.7 million for 2007.

In order to hedge the foreign currency exposure on our acquisition bid for the LSE, we purchased foreign currency option contracts at the time of the bid, which was the fourth quarter of 2006. The fair value of these contracts at December 31, 2006 was $71.7 million and the unrealized gain for the quarter ended December 31, 2006 was $48.4 million. In conjunction with the lapse of our final offers for the LSE, we traded out of these foreign exchange contracts in February 2007. Due to the improved exchange rate of the dollar when compared to the pound sterling, we recorded a loss of approximately $7.8 million on these foreign currency option contracts in 2007 results. The cumulative realized pre-tax gain on the foreign currency option contracts was approximately $40.6 million. These contracts were cash settled for $63.9 million.

See Note 16, “Fair Value of Financial Instruments,” to the consolidated financial statements for further discussion.

Gain on Sale of Strategic Initiatives

The pre-tax gain on the sale of our strategic initiatives was $431.4 million for 2007. The gain represents the sale of our share capital of the LSE and is net of costs directly related to the sale of $18.0 million, primarily broker fees. See Note 7, “Investments,” to the consolidated financial statements for further discussion.

Strategic Initiative Costs

In connection with our strategic initiatives related to the LSE, including our acquisition bid, we incurred legal and advisory costs of $26.5 million for 2007. See “Investment in the LSE,” of Note 7, “Investments,” to the consolidated financial statements for further discussion.

Minority Interest

Minority interest was $0.1 million in 2007 compared with $0.9 million in 2006, a decrease of 88.9%. We began recording minority interest for Reuters’ minority investment in the Independent Research Network, a joint venture created to help public companies obtain independent analyst coverage, beginning in the third quarter of 2005. As of December 31, 2007, Reuters’ investment in the Independent Research Network was reduced to zero due to losses incurred at the Independent Research Network and 100.0% of the losses are now recorded by us. We are discontinuing the Independent Research Network’s operations in 2008.

Income Taxes

Nasdaq’s income tax provision was $275.5 million in 2007 compared with $85.2 million in 2006, and was $44.6 million in 2005, an increase of 91.0% in 2006 compared with 2005. The overall effective tax rate was 34.7% in 2007, 40.0% in 2006 and 41.9% in 2005. Although the income tax provision increased in 2007, the overall effective tax rate was lower in 2007 primarily due to the utilization of capital loss carryforwards and a reduction to the reserve for uncertain tax positions. The higher effective tax rate in 2005 when compared to 2007 and 2006 was primarily due to a loss on the restructuring of the $240.0 million convertible notes, a portion of which is not deductible for U.S. income tax purposes due to the conversion feature.

The effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of earnings and losses. These same and other factors, including history of pre-tax earnings and losses, are taken into account in assessing the ability to realize deferred tax assets.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” or FIN 48, on January 1, 2007. As a result of the implementation of FIN 48, we recognized a $1.0 million increase to reserves for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings in the consolidated balance sheet. At the adoption date of January 1, 2007, we had $9.2 million of unrecognized tax benefits of which $7.9 million would affect our effective tax rate if recognized. As of December 31, 2007, we had $7.6 million of unrecognized benefits of which $4.0 million would affect our effective tax rate if recognized.

Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. We had $1.8 million accrued for interest and penalties, net of tax effect on January 1, 2007. As of December 31, 2007, we had $2.7 million accrued for interest and penalties, net of tax effect.

Nasdaq and its eligible subsidiaries file a consolidated U.S. federal income tax return and applicable state and local income tax returns. Federal income tax returns for years 2004-2006 are subject to examination by the Internal Revenue Service. In the third quarter of 2007, we concluded federal income tax audits for years 2000-2003. To the extent that the respective statute of limitations for a specific tax year is expired we have decreased the reserve for uncertain tax positions. Several state tax returns are currently under examination by the respective tax authorities for years 1996-2002 and we remain subject to state audits for years 2003-2006. The final outcome of such audits cannot yet be determined. We anticipate that the adjustments would not have a material impact on our consolidated financial position or results of operations.

Liquidity and Capital Resources

We require cash to pay our operating expenses, make capital expenditures and service our debt and other long-term liabilities. Our principal source of funds is cash from our operations. In addition, we have obtained funds by selling our common stock in the capital markets. In the near term, we expect that our operations will provide sufficient cash to fund our operating expenses, capital expenditures and interest payments on our debt. In the long-term, we may use both internally generated funds and external sources to satisfy our debt and other long-term liabilities. In order to finance our proposed combination with OMX, we will incur additional debt and will issue shares of our common stock. For further discussion see Note 9, “Debt Obligations,” and Note 19, “Commitments, Contingencies and Guarantee,” to the consolidated financial statements.

Principal factors that could affect the availability of our internally-generated funds include:

•	deterioration of our revenues in any of our business segments,

•	changes in our working capital requirements, and

•	an increase in our expenses.

Principal factors that could affect our ability to obtain cash from external sources include:

•	credit rating downgrades, which could limit our access to additional debt,

•	a decrease in the market price of our common stock, and

•	volatility in the public debt and equity markets.

The following sections discuss the effects of changes in our cash flows, capital requirements and other commitments on our liquidity and capital resources.

Cash and Cash Equivalents and Investments and Changes in Cash Flows

The following tables summarize our cash and cash equivalents and investments and changes in cash flows:

	December 31, 2007	December 31, 2006	Percentage Change
	(in millions)
Cash and cash equivalents	$1,325.3	$322.0	#
Available-for-sale investments, at fair value(1)	—	1,628.2	#

Total	$1,325.3	$1,950.2	(32.0)%

#	Denotes a variance equal to or greater than 100.0%.
(1)	Available-for-sale investments at December 31, 2006 include our previously held $1.6 billion investment in the LSE.

	Year Ended December 31,			Percentage Change
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
	(in millions)
Cash provided by operating activities	$173.2	$201.1	$120.9	13.9%	66.3%
Cash provided by (used in) in investing activities	1,857.9	(1,274.4)	(953.4)	#	33.7%
Cash provided by (used in) financing activities	(1,027.8)	1,230.1	939.5	#	30.9%

#	Denotes a variance greater than 100.0%.

Cash and cash equivalents and available-for-sale investments. Cash and cash equivalents and available-for-sale investments decreased from 2006 primarily due to a decrease in available-for-sale investments of $1.6 billion primarily due to the sale of our share capital of the LSE, partially offset by an increase in cash of $1.0 billion. Total proceeds received from the sale were approximately $1.8 billion and Nasdaq used approximately $1.1 billion of the proceeds to pay in full and terminate the credit facilities. Also, in 2007, cash was used to purchase foreign currency option contracts for the proposed combination with OMX. Partially offsetting these decreases was the receipt of cash from trading out of the foreign exchange contracts related to our acquisition bid for the LSE in February 2007, collection of additional Section 31 fees, the receipt of ordinary dividends from the LSE, and positive cash flow.

Changes in Cash Flows

Cash provided by operating activities. The following items impacted our cash provided by operating activities for the year ended December 31, 2007:

•	Net income of $518.4 million, partially offset by:

•

Non-cash items of approximately $407.7 million, comprised primarily of the gain on the sale of strategic initiative of $431.4 million, gain on foreign currency option contracts of $44.0 million and deferred taxes, net of $15.6 million, partially offset by strategic initiative costs of $26.5 million, clearing contract charge of $10.6 million, loss on the early extinguishment of debt of $7.0 million and depreciation and amortization of $38.9 million.

•

Increase in income tax payable of $81.9 million primarily due to the sale of our share capital in the LSE and an increase in pre-tax income. Deferred revenue also increased $7.2 million due to additional Corporate Client Group’s billings. Partially offsetting these items, was a net increase of $18.8 million in assets, primarily due to an increase in receivables due to the recording of additional Section 31 fees and a net decrease of $7.7 million in other operating liabilities.

During 2006, the following items impacted our cash provided by operating activities:

•	Net income of $127.9 million.

•

Non-cash charges of approximately $49.4 million, comprised primarily of depreciation and amortization of $70.9 million and loss on the early extinguishment and refinancing of debt obligations of $22.0 million, partially offset by a gain on foreign currency option contracts of $48.4 million.

•

Increase in other operating liabilities of $36.7 million, mainly due to an increase in Section 31 fees payable to SEC and income tax payable of $83.3 million due to the recording of additional Section 31 fees in connection with Nasdaq’s operation as a national securities exchange. Partially offsetting the increase in operating liabilities was a decrease in accounts payable and accrued expenses, other accrued liabilities, accrued personnel costs, payables to related parties and other liabilities totaling $46.6 million due to timing of payments.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, accounts receivable collections, share-based compensation and the timing and amount of other payments that we make.

Cash provided by (used in) investing activities. The increase in cash provided by (used in) investing activities in 2007 compared with 2006 is primarily due to the proceeds from sales and redemptions and maturities of available-for-sale investments of $1.9 billion, which includes the proceeds from the sale of our share capital in the LSE of $1.8 billion. Also contributing to the increase was $67.9 million from settlement of foreign currency option contracts primarily related to our acquisition bid for the LSE. In 2007, in conjunction with the lapse of our final offers for the LSE in February 2007, we traded out of foreign currency option contracts which were purchased at the time of the commencement of our bid. These contracts were cash settled for $63.9 million. Partially offsetting these increases were the purchase of foreign currency option contracts of $13.0 million for our proposed combination with OMX, purchases of available-for-sale investments of $80.4 million, the acquisition of Directors Desk for $8.0 million, other purchase acquisition related adjustments of $7.1 million and purchases of property and equipment of $18.5 million. For 2006, the increase in cash used in investing activities compared with 2005 is primarily attributable to purchases of available-for-sale investments, including our purchase of LSE shares, purchase of foreign currency option contracts to hedge our acquisition bid for the LSE, and our acquisitions of Shareholder.com and PrimeNewswire, partially offset by proceeds from redemptions and maturities of available-for-sale investments and from the sale of our building in Connecticut.

Cash provided by (used in) financing activities. Cash used in financing activities for 2007 was primarily due to the repayment in full of the credit facilities from the proceeds of the sale of the share capital of the LSE. Cash provided by financing activities increased in 2006 compared with 2005 primarily due to the proceeds we received from our credit facilities and the net proceeds from our equity offerings in the first six months of 2006, partially offset by funds used for payments of our debt obligations and redemption of our Series C Cumulative preferred stock.

Capital Resources and Working Capital

Working capital (calculated as current assets less current liabilities) was $1.3 billion at December 31, 2007, compared with $1.9 billion at December 31, 2006, a decrease of $0.6 billion or 31.6%, primarily due to the repayment of debt obligations from the proceeds of the sale of the share capital of the LSE.

We have historically been able to generate sufficient funds from operations to meet working capital requirements. At December 31, 2007, we did not have any lines of credit. Prior to our repayment on September 28, 2007 of the credit facilities, we had an un-drawn $75.0 million revolving credit facility. See “Credit Facilities,” of Note 9, “Debt Obligations,” to the consolidated financial statements for further discussion.

In connection with our proposed combination with OMX, we plan to issue $425 million aggregate principal amount of convertible senior notes (and up to an additional $50 million aggregate principal amount based on potential exercise by the initial purchasers of an overallotment option) and to incur up to $2.075 billion in senior secured indebtedness under new credit facilities. See Note 9, “Debt Obligations,” to the consolidated financial statements.

At December 31, 2007, none of our lenders were affiliated with Nasdaq, except to the extent, if any, that SLP would be deemed an affiliate of Nasdaq due to its ownership of the $118.6 million aggregate principal amount of the 3.75% convertible notes and associated warrants and representation on our board of directors.

Credit Facilities

On September 28, 2007, Nasdaq used $1.1 billion of the proceeds from the sale of the share capital of the LSE to repay in full and terminate the credit facilities. See Note 7, “Investments,” and Note 9, “Debt Obligations,” to the consolidated financial statements for further discussion of the sale of the share capital of the LSE and repayment in full of the credit facilities.

Broker Dealer Net Capital Requirements

Our broker-dealer subsidiaries, Nasdaq Execution Services, LLC and NASDAQ Options Services, LLC, are subject to regulatory requirements intended to ensure their general financial soundness and liquidity, which require that they comply with minimum capital requirements. At December 31, 2007, Nasdaq Execution Services was required to maintain minimum net capital of $0.3 million and had total net capital of approximately $18.9 million or $18.6 million in excess of the minimum amount required. At December 31, 2007, NASDAQ Options Services was also required to maintain minimum net capital of $0.3 million and had total net capital of approximately $4.7 million or $4.4 million in excess of the minimum amount required.

Quantitative and Qualitative Disclosures About Market Risk

Investments

We may maintain an investment portfolio of various holdings, types, and maturities. At December 31, 2007, we did not have any investments in available-for-sale securities. For investments classified as available-for-sale securities as of December 31, 2006, see Note 7, “Investments,” to the consolidated financial statements for further discussion. These securities are recorded in the Consolidated Balance Sheets at fair value with unrealized gains or losses, including foreign currency fluctuations, reported as a separate component of accumulated other comprehensive income, net of tax where applicable.

Nasdaq and its subsidiaries adhere to an investment policy approved by The Nasdaq Board of Directors for internally and externally managed portfolios. The goal of the policy is to maintain adequate liquidity at all times and to fund current budgeted operating and capital requirements and to maximize returns. All securities must meet credit rating standards as established by the policy and must be denominated in subsidiary specific currencies. The investment portfolio duration must not exceed 18 months. The policy prohibits the purchasing of any investment in equity securities, except for any purchases required by the SEC or for regulatory purposes. The policy also prohibits any investment in debt interest in an entity that derives more than 25.0% of its gross revenue from the combined broker-dealer and/or investment advisory businesses of all of its subsidiaries and affiliates. Nasdaq’s investment policy is reviewed annually and was re-approved by the Board on February 6, 2008. Nasdaq also periodically reviews its investments and investment managers. Our purchase of the LSE equity securities was not part of the scope of our investment policy. Our Board of Directors separately approved our investment in the LSE.

We regularly monitor and evaluate the realizable value of our investment security portfolio. When assessing securities for other-than-temporary declines in value, we consider such factors as, among other things, the duration for which the market value had been less than cost, any news that has been released specific to the investee, analyst coverage and the outlook for the overall industry in which the investee operates. There were no impairment charges recorded on our investments during the years ended December 31, 2007, 2006 and 2005.

As of December 31, 2007, there were no hedges on our investments. However we periodically re-evaluate our hedging policies and may choose to enter into future transactions. Nasdaq does not currently hedge any variable interest rates on our investments.

Fixed Income Securities

As of December 31, 2007, there were no fixed income securities. Our primary investment objective for fixed income securities is to preserve principal while maximizing yields, without significantly increasing risk. These securities are subject to interest rate risk and their fair values may fluctuate with changes in interest rates. However, management does not believe that a 100 basis point fluctuation in market interest rates would have had a material effect on the carrying value of our fixed income securities during the year ended December 31, 2007.

Investment in the LSE

On September 25, 2007, Nasdaq, through NAL, completed the sale of the shares at that time representing 28.0% of the share capital of the LSE to Borse Dubai for $1.6 billion in cash. On September 26, 2007, we sold the remaining substantial balance of our holdings in the LSE in open market transactions for approximately $193.5 million in cash. Total proceeds from these sales were $1.8 billion. As a result of these sales, we recognized a $431.4 million pre-tax gain which is net of $18.0 million of costs directly related to the sales, primarily broker fees. The cost of this investment was approximately GBP 736.5 million, or $1,334.8 million. This investment was accounted for under SFAS 115 with any unrealized gains or losses, including foreign currency fluctuations, recorded as a separate component of accumulated other comprehensive income, net of tax until sold.

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

Debt Obligations

At December 31, 2007, our 3.75% convertible notes specify a fixed interest rate until October 22, 2012. However, due to the stock appreciation on the convertible option feature from $14.50 at the time of issuance to $49.49 at December 31, 2007, the fair value of Nasdaq’s convertible notes exceeds its carrying value.

In 2007, Nasdaq did not hedge any variable interest rates on our debt obligations. However we periodically reevaluate our hedging policies and may choose to enter into future transactions.

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

System trades in Nasdaq-listed securities, NYSE-listed securities and trades routed to other market centers for Exchange members are cleared by Nasdaq Execution Services, as a member of the NSCC.

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

Contractual Obligations and Contingent Commitments

Nasdaq has contractual obligations to make future payments under debt obligations by contract maturity, minimum rental commitments under non-cancelable operating leases, net and other obligations. The following table shows these contractual obligations at December 31, 2007:

	Payments due by period
Contractual Obligations	Total	Less than 1 year		1-3 years	3-5 years	More than 5 years
	(in millions)
Debt obligations by contract maturity (Note 9, “Debt Obligations”)(1)	$142.6	$4.5		$9.0	$129.1	$—
Minimum rental commitments under non-cancelable operating leases, net (Note 18, “Leases”)	202.0	25.3		46.5	36.6	93.6
Other obligations (Note 19, “Commitments, Contingencies and Guarantee”)	12.4	9.3	(2)	3.1	—	—

Total	$357.0	$39.1		$58.6	$165.7	$93.6

(1)

Debt obligations include interest payable of $4.5 million for each year, totaling $22.5 million by contract maturity. The interest payable was calculated on a 360 day basis at the contractual fixed rate of 3.75% multiplied by the remaining aggregate principal amount of $120.1 million at December 31, 2007.

(2)	Other obligations includes interest payable of $0.4 million in 2008.

In addition to the above obligations, in 2007 we entered into definitive agreements to combine with OMX and acquire 33 1/3% of the equity of DIFX and acquire PHLX and BSX. We intend to close the OMX and DIFX transactions by the end of February 2008. The acquisitions of PHLX and BSX are expected to close in the first half of 2008. See “Combination with OMX and Transaction with Borse Dubai,” “Proposed Acquisition of the Boston Stock Exchange,” and “Proposed Acquisition of the Philadelphia Stock Exchange,” of Note 19, “Commitments, Contingencies and Guarantee,” to the consolidated financial statements for further discussion.

Off-Balance Sheet Arrangements

In connection with our registration as a national securities exchange, we completed an internal reorganization in November 2006. As part of the reorganization, The NASDAQ Stock Market, LLC assumed Nasdaq’s obligations under the 3.75% convertible notes due October 22, 2012 and the related indenture. Nasdaq guarantees the obligations of the Exchange under the indenture. In the fourth quarter of 2007, $324.9 million of the $445.0 million convertible notes were converted from debt to equity. The Exchange continues to assume Nasdaq’s obligation under the remaining aggregate principal amount of $120.1 million. See “Obligations under Guarantee,” of Note 19, “Commitments, Contingencies and Guarantee,” and Note 9, “Debt Obligations,” to the consolidated financial statements for further discussion.

Nasdaq did not have any other off-balance sheet arrangements as of December 31, 2007.

Critical Accounting Policies

The following provides information about our critical accounting policies. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. These policies relate to revenue recognition and cost of revenues, reserve for bad debts, valuation of goodwill and intangible assets, income taxes and software costs. For a summary of our significant accounting policies, including the accounting policies discussed below, see Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements for further discussion.

Revenue Recognition and Cost of Revenues. Market Services revenues (88.3% of total revenues and 65.0% of total revenues less liquidity rebates, brokerage, clearance and exchange fees in 2007) are derived from The Nasdaq Market Center and Nasdaq Market Services Subscriptions revenues. The Nasdaq Market Center revenues are variable, based on service volumes, and recognized as transactions occur. Nasdaq Market Services Subscriptions revenues are based on the number of presentation devices in service and quotes delivered through those devices. Nasdaq Market Services Subscriptions revenues are recognized in the month that information is provided. These revenues are recorded net of amounts due under revenue sharing arrangements with market participants. Pursuant to EITF 99-19, we record execution revenues from transactions on a gross basis in revenues and record related expenses such as liquidity rebate payments and execution costs as cost of revenues. We have recorded execution revenues related to the Brut and INET platforms on a gross basis since the related acquisitions, as Brut and INET have historically had risk as principal on transactions executed through their respective platforms. On February 1, 2006, Brut and INET merged together into a single broker-dealer, Brut, LLC, which was later renamed, Nasdaq Execution Services. All routed transactions are executed through Nasdaq Execution Services. Nasdaq Execution Services is registered with the SEC as a broker-dealer. Nasdaq Execution Services, as a broker-dealer, acts as principal to the transactions executed through The Nasdaq Market Center, which exposes Nasdaq Execution Services to clearance and settlement risk. Starting with the second quarter of 2005, we have reported execution revenues from transactions on our legacy Nasdaq platform on a gross basis in revenues and reported related expenses as cost of revenues, as we have certain risk associated with trade execution, subject to rule limitations and caps, as a result of our Limitation of Liability Rule. This change in presentation was implemented on a prospective basis beginning April 1, 2005 as required under U.S. GAAP, as a direct result of the rule change. Following our migration to a single trading platform, we continue to have execution risk on non-routed transactions that are conducted on our platform. We do not record a liability for any potential claims that may be submitted under the rule unless they meet the provisions of SFAS No. 5 “Accounting for Contingencies”, or SFAS 5. As such, losses arising as a result of the rule are accrued and charged to expense only if the loss is probable and estimable. Prior to the second quarter of 2005, execution revenues and the related expenses were recorded on a net basis as we did not act on a principal basis on any trades executed through our systems. In addition, under FINRA Rule 4705, we historically disclaimed any liability for losses arising from malfunctions of The Nasdaq Market Center. This rule eliminated liability or risk of loss to us for system failures. We are required to pay Section 31 fees to the SEC for supervision and regulation of securities markets, which are included in cost of revenues. We pass these costs along to our customers through our execution revenues.

Issuer Services revenues (11.7% of total revenues and 35.0% of total revenues less liquidity rebates, brokerage, clearance and exchange fees in 2007) include Corporate Client Group revenues and Nasdaq Financial Products revenues. Corporate Client Group revenues include annual fees, initial listing fees and listing of additional shares fees. Annual fees are recognized ratably over the following 12-month period. Initial listing and listing of additional shares fees are recognized on a straight-line basis over estimated service periods, which are six and four years, respectively, based on our historical listing experience. Corporate Client Group revenues also include Corporate Client services revenues, which includes our insurance business and shareholder, directors and newswire services. For our insurance business, commission income is recognized when coverage becomes effective, the premium due under the policy is known or can be reasonably estimated, and substantially all required services related to placing the insurance have been provided. The effect on income of subsequent premium adjustments, including policy cancellations, is recorded when the adjustments are known. Fee income for services other than placement of insurance coverage is recognized as those services are provided. Broker commission adjustments and commissions on premiums billed directly by underwriters are recognized when such amounts can be reasonably estimated. Shareholder.com revenues are based on subscription agreements with customers. Revenues from subscription agreements are recognized ratably over the contract period, generally one year in length. As part of subscription services, customers are also charged usage fees based upon actual usage of the services provided. Revenues from usage fees and other services are recognized when earned. PrimeNewswire generates fees primarily from wire distribution services, and revenues are recognized as services are provided. Directors Desk revenues are based on subscriptions for online services for directors. Subscriptions are one year in length and revenues are recognized ratably over the year. For Nasdaq Financial Products’ revenues, we receive license fees for our trademark licenses that vary by product based on assets or number or underlying dollar value of contracts issued. Nasdaq primarily has two types of license agreements, transaction-based licenses and asset-based licenses. Transaction-based licenses are generally renewable long-term agreements. Customers are charged based on transaction volume or a minimum contract amount, or both. If a customer is charged based on transaction volume, Nasdaq recognizes revenue when the transaction occurs. If a customer is charged based on a minimum contract amount, Nasdaq recognizes revenue on a pro-rata basis over the licensing term. Asset-based licenses are also generally long-term agreements. Customers are charged based on a percentage of assets under management for licensed products, per the agreement, on a monthly or quarterly basis. These revenues are recorded on a monthly or quarterly basis over the term of the license agreement.

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

Valuation of Goodwill and Intangible Assets. Our business acquisitions typically result in the recording of goodwill and other intangible assets, and the recorded values of those assets may become impaired in the future. As of December 31, 2007, goodwill totaled approximately $980.7 million and intangible assets, net of accumulated amortization, totaled approximately $181.6 million. The determination of the value of such goodwill and intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We assess potential impairments to goodwill and intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgments regarding the existence of impairment indicators and future cash flows related to goodwill and intangible assets are based on operational performance of our acquired businesses, market conditions and other factors. Although there are inherent uncertainties in this assessment process, the estimates and assumptions we use are consistent with our internal planning. If these estimates or their related assumptions change in the future, we may be required to record an impairment charge on all or a portion of our goodwill and intangible assets. For goodwill, if the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill is less than the carrying value. For indefinite-lived intangible assets, impairment exists if the carrying value of the intangible asset exceeds its fair value. For intangible assets subject to amortization, impairment is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible asset. In addition, for goodwill and indefinite-lived intangible assets, we are required to test for impairment at the reporting unit level annually.

Income Taxes. Estimates and judgments are required in the calculation of certain tax liabilities and in the determination of the recoverability of certain deferred tax assets, which arise from net operating loss carryforwards, tax credit carryforwards and temporary differences between the tax and financial statement recognition of revenue and expense. SFAS No. 109, “Accounting for Income Taxes,” or SFAS 109, requires that deferred tax assets be reduced by a valuation allowance, if it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. We adopted the provisions of FIN 48, on January 1, 2007.

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

Recently Adopted Accounting Pronouncements

FIN 48—In June 2006, the FASB issued FIN 48, which clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN 48 on January 1, 2007. For discussion on the implementation of FIN 48, see “—Income Taxes.”

SFAS No. 157—In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 was effective for us on January 1, 2008. The adoption of SFAS 157 did not have a material impact on our consolidated financial position or results of operations.

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

SFAS No. 159—In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS 159. SFAS 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities at fair value (“the fair value option”). SFAS 159 is expected to expand the use of fair value accounting but does not affect existing standards which require certain assets or liabilities to be carried at fair value. SFAS 159 provides an option for most financial assets and liabilities to be reported at fair value on an instrument-by-instrument basis with changes in fair value reported in earnings. After the initial adoption, the election is made at the acquisition of a financial asset, financial liability, or a firm commitment and it may not be revoked. SFAS 159 provides an opportunity to mitigate volatility in reported earnings that was caused by measuring hedged assets and liabilities that were previously required to use an accounting method other than fair value, while the related economic hedges were reported at fair value. SFAS 159 was effective for us on January 1, 2008. The adoption of SFAS 159 did not have a material impact on our consolidated financial position or results of operations.

Recently Issued Accounting Pronouncements

SFAS No. 141(R) and SFAS No. 160—In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” or SFAS 141(R), which revised SFAS 141, “Business Combinations” and also issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” or SFAS 160.

SFAS 141(R) will significantly change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 141(R) will require:

•	more assets acquired and liabilities assumed to be measured at fair value as of the acquisition date;

•	liabilities related to contingent consideration to be remeasured at fair value in each subsequent reporting period; and

•	an acquirer to expense acquisition-related costs (e.g., deal fees for attorneys, accountants, investment bankers).

SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.

SFAS 141(R) and SFAS 160 are effective for Nasdaq on January 1, 2009. SFAS 141(R) will be applied prospectively. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. Early adoption is prohibited for both standards.

Summarized Quarterly Financial Data (Unaudited)

	1st Qtr 2007	2nd Qtr 2007	3rd Qtr 2007	4th Qtr 2007
	(in thousands, except per share amounts)
Total revenues	$561,947	$558,201	$651,961	$664,484
Cost of revenues	(369,880)	(359,521)	(442,017)	(452,935)

Revenues less liquidity rebates, brokerage, clearance and exchange fees	192,067	198,680	209,944	211,549
Total operating expenses	110,703	99,744	126,096	110,034

Operating income	81,364	98,936	83,848	101,515

Net income	$18,316	$56,128	$364,993	$78,963

Basic earnings per share	$0.16	$0.50	$3.23	$0.63

Diluted earnings per share	$0.14	$0.39	$2.41	$0.52

	1st Qtr 2006	2nd Qtr 2006	3rd Qtr 2006	4th Qtr 2006
Total revenues	$396,239	$411,032	$402,859	$447,227
Cost of revenues	(234,221)	(239,881)	(231,709)	(264,177)

Revenues less liquidity rebates, brokerage, clearance and exchange fees	162,018	171,151	171,150	183,050
Total operating expenses	120,207	134,821	103,291	114,959

Operating income	41,811	36,330	67,859	68,091
Net income	$17,988	$16,644	$30,226	$63,035

Net income applicable to common stockholders	$17,298	$16,644	$30,226	$63,035

Basic earnings per share	$0.20	$0.16	$0.27	$0.56

Diluted earnings per share	$0.16	$0.13	$0.22	$0.43

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Information about quantitative and qualitative disclosures about market risk is incorporated herein by reference from “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk.”

Item 8. Financial Statements and Supplementary Data.

Nasdaq’s consolidated financial statements, including consolidated balance sheets as of December 31, 2007 and 2006, consolidated statements of income for the years ended December 31, 2007, 2006 and 2005, consolidated statements of changes in stockholders’ equity for the years ended December 31, 2007, 2006 and 2005, consolidated statements of cash flows for the years ended December 31, 2007, 2006 and 2005 and notes to our consolidated financial statements, together with a report thereon of Ernst & Young LLP, dated February 22, 2008, are attached hereto as pages F-1 through F-58.

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

Our management assessed the effectiveness of our internal control over financial reporting, as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, based on its assessment, our management believes that, as of December 31, 2007, our internal control over financial reporting is effective.

Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting, which is include herein.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Stockholders of The Nasdaq Stock Market, Inc.

We have audited The Nasdaq Stock Market, Inc. and its subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Nasdaq Stock Market, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, The Nasdaq Stock Market, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Nasdaq Stock Market, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of The Nasdaq Stock Market, Inc. and subsidiaries and our report dated February 22, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

February 22, 2008

Item 9B. Other Information.

On February 21, 2008, Nasdaq entered into three equity award agreements with our President and CEO, Robert Greifeld. These agreements, which include a nonqualified stock option agreement, a 2007 performance share unit agreement and a 2008 performance share unit agreement, memorialize the terms and conditions of equity grants that were made to Mr. Greifeld under his amended and restated employment agreement, effective January 1, 2007, and under our Equity Plan. The terms and conditions of the grants were disclosed under Item 5.02 of Nasdaq’s Form 8-K dated December 19, 2006, and are incorporated by reference herein. Also, copies of these agreements are attached to this report as Exhibits 10.13, 10.14 and 10.15 and are incorporated herein by reference.

On February 22, 2008, Nasdaq finalized a form of performance share unit agreement to memorialize the terms and conditions of PSUs that were granted to certain executive officers under our Equity Plan in December 2007. In aggregate, these executive officers received a total of 61,152 PSUs, which are subject to a one year performance period commencing on January 1, 2008 and vest three years after the end of the performance period. A copy of the form of agreement is attached to this report as Exhibit 10.8 and is incorporated herein by reference.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Information about Nasdaq’s directors is incorporated by reference from the discussion under the caption “Proposal I: Election of Directors” in Nasdaq’s proxy statement for the 2008 Annual Meeting of Stockholders, or the Proxy. Information about Nasdaq’s executive officers is incorporated by reference from the discussion under the caption “Executive Officers of Nasdaq” in the Proxy. Information about Section 16 reports, as required by Item 405 of Regulation S-K, is incorporated by reference from the discussion under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy. Information about Nasdaq’s code of ethics, as defined in Item 406 of Regulation S-K, is incorporated by reference from the discussion under the caption “Nasdaq Corporate Governance Guidelines and Code of Ethics” in the Proxy. Information about Nasdaq’s Nominating and Audit Committees, as required by Items 407(c)(3), 407(d)(4) and 407(d)(5) of Regulation S-K, is incorporated by reference from the discussion under the caption “Proposal I: Election of Directors” in the Proxy.

Item 11. Executive Compensation.

Information about executive and director compensation is incorporated by reference from the discussion under the captions “Compensation Discussion and Analysis,” “Director Compensation,” “Executive Compensation,” “Management Compensation Committee Interlocks and Insider Participation,” and “Management Compensation Committee Report” in the Proxy.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information about security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy.

Equity Compensation Plan Information

Nasdaq’s Equity Plan provides for the issuance of our equity securities to officers and other employees, directors and consultants. In addition, employees of Nasdaq and its subsidiaries are eligible to participate in the Nasdaq 2000 Employee Stock Purchase Plan, or ESPP, at 85.0% of the fair market value of our common stock on the price calculation date. The Equity Plan and the ESPP have been approved previously by our stockholders. In 2003, we granted non-qualified stock options for 1,000,000 shares of common stock and 100,000 shares of restricted stock to Robert Greifeld as inducement awards to secure his employment as President and Chief Executive Officer of Nasdaq. These two inducement awards were outside of the Equity Plan. The following table sets forth information regarding outstanding options and shares reserved for future issuance under all of Nasdaq’s compensation plans as of December 31, 2007.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)(1)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))(c)
Equity compensation plans approved by stockholders	9,298,114		$17.07	6,130,867	(2)
Equity compensation plans not approved by stockholders	700,000	(3)(4)	$5.28
Total	9,998,114		$16.25	6,130,867	(2)

(1)

The amounts in this column include only the number of shares to be issued upon exercise of outstanding options, warrants and rights. At December 31, 2007, we also had 1,175,875 shares to be issued upon vesting of outstanding restricted stock awards.

(2)	This amount includes 5,202,551 shares of common stock that may be awarded pursuant to the Equity Plan and 928,316 shares of common stock that may be issued pursuant to the ESPP.
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

(a)(3) Exhibits

Exhibit Number
3.1	Restated Certificate of Incorporation of The Nasdaq Stock Market, Inc. (previously filed with Nasdaq’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed on November 14, 2003).

3.1.1	Certificate of Amendment of the Restated Certificate of Incorporation of Nasdaq filed on May 25, 2005 (previously filed with Nasdaq’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 15, 2006).

3.1.2	Certificate of Amendment of the Restated Certificate of Incorporation of Nasdaq filed on March 13, 2006 (previously filed with Nasdaq’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 15, 2006).

3.1.3	Certificate of Amendment of the Restated Certificate of Incorporation of Nasdaq filed on August 1, 2006 (previously filed with Nasdaq’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 on November 8, 2006).

3.1.4	Certificate of Designations, Preferences and Rights of Series C Cumulative Preferred Stock of Nasdaq (previously filed with Nasdaq’s Current Report on Form 8-K filed on December 1, 2004).

3.1.5	Certificate of Designations, Preferences and Rights of Series D Cumulative Preferred Stock of Nasdaq (previously filed with Nasdaq’s Current Report on Form 8-K filed on December 20, 2005).

Exhibit Number
3.1.6	Certificate of Elimination (previously filed with Nasdaq’s Current Report on Form 8-K on April 4, 2006).

3.2	By-Laws of The Nasdaq Stock Market, Inc. (previously filed with Nasdaq’s Current Report on Form 8-K on August 3, 2006).

4.1	Form of Common Stock certificate (previously filed with Nasdaq’s Registration Statement on Form 10 (file number 000-32651) filed on April 30, 2001).

4.2	Securities Purchase Agreement, dated as of April 22, 2005, between Norway Acquisition SPV, LLC and Nasdaq (previously filed with Nasdaq’s Current Report on Form 8-K, filed April 28, 2005).

4.3	Indenture, dated as of April 22, 2005, between Nasdaq and Law Debenture Trust Company of New York, as Trustee (previously filed with Nasdaq’s Current Report on Form 8-K, filed April 28, 2005).

4.3.1	First Supplemental Indenture, dated as of December 8, 2005, by Nasdaq to Law Debenture Trust Company of New York (previously filed with Nasdaq’s Current Report on Form 8-K, filed December 14, 2005).

4.3.2	Second Supplemental Indenture, dated as of November 9, 2006, among Nasdaq, The NASDAQ Stock Market LLC and Law Debenture Trust Company of New York, as trustee (previously filed with Nasdaq’s Annual Report on Form 10-K, filed February 28, 2007).

4.4	Amended and Restated Securityholders Agreement, dated as of April 22, 2005, among Norway Acquisition SPV, LLC, Hellman & Friedman Capital Partners IV, L.P., H&F Executive Fund IV, L.P., H&F International Partners IV-A, L.P., and H&F International Partners IV-B, L.P., Silver Lake Partners TSA, L.P., Silver Lake Investors, L.P., VAB Investors, LLC and Integral Capital Partners VI, L.P. (previously filed with Nasdaq’s Current Report on Form 8-K, filed April 28, 2005).

4.5	Registration Rights Agreement, dated as of April 22, 2005, among Nasdaq, Hellman & Friedman Capital Partners IV, L.P. , H&F Executive Fund IV, L.P., H&F International Partners IV-A, L.P., and H&F International Partners IV-B, L.P., Silver Lake Partners TSA, L.P., Silver Lake Investors, L.P., VAB Investors, LLC and Integral Capital Partners VI, L.P. (previously filed with Nasdaq’s Current Report on Form 8-K, filed April 28, 2005).

10.1	Board Compensation Policy, approved as of March 7, 2006 (previously filed with Nasdaq’s Current Report on Form 8-K on March 14, 2006).*

10.2	Amended and Restated Executive Corporate Incentive Plan, dated as of February 18, 2004 (previously filed with Nasdaq’s Annual Report on Form 10-K, filed February 28, 2007).*

10.3	Nasdaq 2000 Employee Stock Purchase Plan (previously filed with Nasdaq’s Registration Statement on Form 10 (file number 000-32651) filed on April 30, 2001).*

10.4	The Nasdaq Stock Market, Inc. Amended and Restated Equity Incentive Plan (previously filed with Nasdaq’s Definitive Proxy Statement on Schedule 14A filed on April 20, 2007).*

10.5	Form of Nasdaq Non-Qualified Stock Option Agreement.*

10.6	Form of Nasdaq Restricted Stock Award Agreement (employees).*

10.7	Form of Nasdaq Restricted Stock Award Agreement (directors) (previously filed with Nasdaq’s Annual Report on Form 10-K, filed February 28, 2007).*

10.8	Form of Nasdaq Performance Share Unit Agreement.*

10.9	Supplemental Executive Retirement Plan (previously filed with Nasdaq’s Annual Report on Form 10-K, filed February 28, 2007).*

Exhibit Number
10.10	Amendment to the Supplemental Executive Retirement Plan, adopted April 18, 2007 (previously filed with Nasdaq’s Current Report on Form 8-K, filed April 24, 2007).*

10.11	The Nasdaq Stock Market, Inc. Supplemental Employer Retirement Contribution Plan, adopted April 18, 2007 (previously filed with Nasdaq’s Current Report on Form 8-K, filed April 24, 2007).*

10.12	Employment Agreement by and between Nasdaq and Robert Greifeld, effective as of January 1, 2007 (previously filed with Nasdaq’s Annual Report on Form 10-K, filed February 28, 2007).*

10.13	Nonqualified Stock Option Agreement, dated as of February 21, 2008, between Nasdaq and Robert Greifeld.*

10.14	2007 Performance Share Unit Agreement, dated as of February 21, 2008, between Nasdaq and Robert Greifeld.*

10.15	2008 Performance Share Unit Agreement, dated as of February 21, 2008, between Nasdaq and Robert Greifeld.*

10.16	Revised Letter Agreement, effective as of March 23, 2005, between Nasdaq and David P. Warren (previously filed with the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed on May 10, 2005).*

10.17	Employment Agreement between Nasdaq and Edward Knight, effective as of December 29, 2000 Nasdaq (previously filed with Nasdaq’s Annual Report on Form 10-K for the year ended December 31, 2002, filed March 31, 2003).*

10.18	First Amendment to Employment Agreement between Nasdaq and Edward Knight, effective February 1, 2002 Nasdaq (previously filed with Nasdaq’s Annual Report on Form 10-K for the year ended December 31, 2002, filed March 31, 2003).*

10.19	Revised Letter Agreement, effective as of March 23, 2005, between Nasdaq and Bruce Aust (previously filed with the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed on May 10, 2005).*

10.20	Revised Letter Agreement, effective as of March 23, 2005, between Nasdaq and Christopher Concannon (previously filed with the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed on May 10, 2005).*

10.21	Letter Agreement, effective as of July 28, 2006, between Nasdaq and Anna Ewing (previously filed with Nasdaq’s Current Report on Form 8-K on August 3, 2006).*

10.22	Revised Letter Agreement, effective as of March 23, 2005, between Nasdaq and Adena Friedman (previously filed with the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed on May 10, 2005).*

10.23	Revised Letter Agreement, effective as of March 23, 2005, between Nasdaq and John L. Jacobs (previously filed with the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed on May 10, 2005).*

10.24	Regulatory Services Agreement, dated June 28, 2000, between NASD Regulation, Inc. and Nasdaq (previously filed with Nasdaq’s Registration Statement on Form 10 (file number 000-32651) filed on April 30, 2001).**

10.25	Transitional System and Regulatory Services Agreement, dated as of December 20, 2006, by and between National Association of Securities Dealers, Inc. and The NASDAQ Stock Market LLC (previously filed with Nasdaq’s Current Report on Form 8-K on December 21, 2006).

Exhibit Number
10.26	OTCBB and OTC Equities Revocation of Delegation and Asset Transfer and Services Agreement among Nasdaq and National Association of Securities Dealers, Inc., executed September 2, 2005 (previously filed with Nasdaq’s Current Report on Form 8-K, filed September 9, 2005).

10.27	Letter Agreement, dated as of September 19, 2007, among Nasdaq, Nightingale Acquisition Limited and Borse Dubai Limited (previously filed on our Quarterly Report on Form 10-Q dated as of November 9, 2007).

10.28	Terms of Sale, dated as of September 21, 2007, among UBS Limited, J.P. Morgan Securities Ltd. and Nightingale Acquisition Limited (previously filed on our Quarterly Report on Form 10-Q dated as of November 9, 2007).

10.29	Transaction Agreement, dated as of May 25, 2007, between OMX AB and Nasdaq (previously filed with Nasdaq’s Current Report on Form 8-K on May 31, 2007).

10.30	Supplement, dated as of September 20, 2007, between OMX AB and Nasdaq (previously filed with Nasdaq’s Quarterly Report on Form 10-Q on November 9, 2007).

10.31	Letter Agreement, dated as of January 2, 2008, between OMX AB and Nasdaq (previously filed with Nasdaq’s Current Report on Form 8-K on January 7, 2008).

10.32	OMX Transaction Agreement, dated as of November 15, 2007, among Nasdaq, Borse Dubai Limited and BD Stockholm AB (previously filed with our Current Report on Form 8-K dated as of November 16, 2007).

10.33	DIFX Transaction Agreement, dated as of November 15, 2007, among Nasdaq, Borse Dubai Limited and Dubai International Financial Exchange Limited (previously filed with our Current Report on Form 8-K dated as of November 16, 2007).

10.34	Agreement and Plan of Merger, dated as of November 6, 2007, among Nasdaq, Pinnacle Merger Corporation, Philadelphia Stock Exchange, Inc., and Citadel Derivatives Group LLC (previously filed with our Current Report on Form 8-K dated as of November 7, 2007).

10.35	Amended and Restated Credit Agreement, dated as of May 19, 2006 among Nasdaq and the other parties thereto (previously filed with Nasdaq’s Current Report on Form 8-K on May 24, 2006).

10.36	Amended and Restated Term Loan Credit Agreement, dated as of May 19, 2006, among Nasdaq, Nightingale Acquisition Limited and the other parties thereto (previously filed with Nasdaq’s Current Report on Form 8-K on May 24, 2006).

10.37	Credit Agreement, dated as of November 20, 2006, among Nasdaq and the other parties thereto (previously filed with Nasdaq’s Current Report on Form 8-K on November 27, 2006).

10.38	Term Loan Credit Agreement, dated as of November 20, 2006, among Nasdaq and the other parties thereto (previously filed with Nasdaq’s Current Report on Form 8-K on November 27, 2006).

10.39	Bridge Loan Agreement, dated as of November 20, 2006, among Nasdaq and the other parties thereto (previously filed with Nasdaq’s Current Report on Form 8-K on November 27, 2006).

10.40	Purchase Agreement, dated as of November 20, 2006, among Nasdaq, Banc of America Bridge, LLC and Dresdner Kleinwort Securities LLC (previously filed with Nasdaq’s Current Report on Form 8-K on November 27, 2006).

10.41	Incremental Facility Amendment, dated as of November 20, 2006, among Nasdaq and the other parties thereto (previously filed with Nasdaq’s Current Report on Form 8-K on November 27, 2006).

Exhibit Number
10.42	Third Amended and Restated Commitment Letter, dated as of November 6, 2007, from Bank of America, N.A., Banc of America Securities LLC, JPMorgan Chase Bank, N.A. and J.P. Morgan Securities Inc. to Nasdaq (previously filed with Nasdaq’s Quarterly Report on Form 10-Q on November 9, 2007).

11	Statement regarding computation of per share earnings (incorporated herein by reference from Note 15 to the consolidated financial statements under Part II, Item 8 of this Form 10-K).

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	List of all subsidiaries.

23.1	Consent of Ernst & Young.

24.1	Powers of Attorney.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.

*	Management contract or compensatory plan or arrangement.
**	Confidential treatment has been requested from the U.S. Securities and Exchange Commission for certain portions of this exhibit.

(b) Exhibits:

See Item 15(a)(3) above.

(c) Financial Statement Schedules:

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2008.

THE NASDAQ STOCK MARKET, INC.

By	/s/ ROBERT GREIFELD
Name:	Robert Greifeld
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 25, 2008.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

The following consolidated financial statements of The Nasdaq Stock Market, Inc. and its subsidiaries are presented herein on the page indicated:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of The Nasdaq Stock Market, Inc.

We have audited the accompanying consolidated balance sheets of The Nasdaq Stock Market, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Nasdaq Stock Market, Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Nasdaq Stock Market, Inc. and subsidiaries internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

February 22, 2008

The Nasdaq Stock Market, Inc.

Consolidated Balance Sheets

(in thousands, except share and par value amounts)

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$1,325,314	$321,995
Available-for-sale investments, at fair value	—	1,628,209
Receivables, net	249,524	233,266
Deferred tax assets	10,794	11,098
Other current assets	96,385	117,978

Total current assets	1,682,017	2,312,546

Property and equipment, net	64,523	65,269
Non-current deferred tax assets	63,279	96,986
Goodwill	980,736	1,028,746
Intangible assets, net	181,612	199,619
Other assets	7,230	13,286

Total assets	$2,979,397	$3,716,452

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$115,114	$110,649
Section 31 fees payable to SEC	103,574	60,104
Accrued personnel costs	64,625	55,565
Deferred revenue	60,537	56,447
Income tax payable	34,142	44,065
Other accrued liabilities	24,398	28,031
Deferred tax liabilities	8,807	94,993
Current portion of debt obligations	—	10,681

Total current liabilities	411,197	460,535
Debt obligations	118,438	1,492,947
Non-current deferred tax liabilities	91,811	115,791
Non-current deferred revenue	94,045	90,644
Other liabilities	55,623	99,084

Total liabilities	771,114	2,259,001
Minority interest	—	96

Stockholders’ equity
Common stock, $0.01 par value, 300,000,000 shares authorized, shares issued: 139,096,762 at December 31, 2007 and 130,708,873 at December 31, 2006; shares outstanding: 138,869,150 at December 31, 2007 and 112,317,987 at December 31, 2006	1,393	1,307
Preferred stock, 30,000,000 shares authorized, none issued or outstanding	—	—
Additional paid-in capital	1,189,224	1,046,599
Common stock in treasury, at cost: 227,612 shares at December 31, 2007 and 18,390,886 shares at December 31, 2006	(8,035)	(239,752)
Accumulated other comprehensive income (loss)	(4,697)	136,204
Retained earnings	1,030,398	512,997

Total stockholders’ equity	2,208,283	1,457,355

Total liabilities, minority interest and stockholders’ equity	$2,979,397	$3,716,452

See accompanying notes to consolidated financial statements.

The Nasdaq Stock Market, Inc.

Consolidated Statements of Income

(in thousands, except per share amounts)

	Year Ended December 31,
	2007	2006	2005
Revenues
Market Services	$2,152,390	$1,408,297	$653,654
Issuer Services	283,885	249,016	226,033
Other	317	463	232

Total revenues	2,436,592	1,657,776	879,919
Cost of revenues
Liquidity rebates	(1,049,812)	(644,860)	(255,501)
Brokerage, clearance and exchange fees	(574,541)	(325,521)	(98,407)

Total cost of revenues	(1,624,353)	(970,381)	(353,908)

Revenues less liquidity rebates, brokerage, clearance and exchange fees	812,239	687,395	526,011

Operating Expenses
Compensation and benefits	200,369	195,662	152,113
Marketing and advertising	20,822	20,522	9,036
Depreciation and amortization	38,890	70,916	66,986
Professional and contract services	32,113	32,038	29,147
Computer operations and data communications	28,694	41,472	62,388
Provision for bad debts	1,858	464	2,998
Occupancy	34,556	34,125	28,431
Regulatory	28,865	—	—
General, administrative and other	60,410	44,336	19,470

Total direct expenses	446,577	439,535	370,569
Support costs from related parties, net	—	33,771	41,779

Total operating expenses	446,577	473,306	412,348

Operating income	365,662	214,089	113,663
Interest income	37,646	24,633	12,735
Interest expense	(72,863)	(91,097)	(20,338)
Gain on foreign currency option contracts	43,950	48,391	—
Dividend income	14,540	16,227	—
Gain on sale of strategic initiative	431,383	—	—
Strategic initiative costs	(26,511)	—	—
Minority interest	96	902	202

Income before income taxes	793,903	213,145	106,262
Income tax provision	275,502	85,252	44,572

Net income	$518,401	$127,893	$61,690

Net income applicable to common stockholders:
Net income	$518,401	$127,893	$61,690
Preferred stock:
Dividends declared	—	(359)	(3,220)
Accretion of preferred stock	—	(331)	(3,377)

Net income applicable to common stockholders	$518,401	$127,203	$55,093

Basic and diluted earnings per share:
Basic earnings per share	$4.47	$1.22	$0.68

Diluted earnings per share	$3.46	$0.95	$0.57

See accompanying notes to consolidated financial statements.

The Nasdaq Stock Market, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

	Number of Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Common Stock in Treasury	Preferred Stock Series C and D	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Deferred Stock Compensation	Common Stock Issuable	Total
Balance at January 1, 2005	78,973,085	$1,306	$355,943	$(662,002)	$130,134	$(1,056)	$330,701	$(1,030)	$2,567	$156,563
Net income	—	—	—	—	—	—	61,690	—	—	61,690
Change in unrealized losses on available-for-sale investments, net of tax of $(253)	—	—	—	—	—	392	—	—	—	392
Foreign currency translation	—	—	—	—	—	(157)	—	—	—	(157)
Minimum pension liability, net of tax of $303	—	—	—	—	—	(469)	—	—	—	(469)

Comprehensive income for the year ended December 31, 2005										61,456

Partial redemption of preferred stock	—	—	—	—	(37,694)	—	(800)	—	—	(38,494)
Accretion of preferred stock	—	—	—	—	2,577	—	(2,577)	—	—	—
Preferred stock dividends declared	—	—	—	—	—	—	(3,220)	—	—	(3,220)
Distribution to NASD for insurance agency	—	—	(1,612)	—	—	—	—	—	—	(1,612)
Restricted stock awards, net of forfeitures	—	—	—	—	—	—	—	(5,258)	5,258	—
Amortization and vesting of restricted stock	114,669	1	(113)	1,128	—	—	—	1,358	(1,016)	1,358
Stock options exercised, net	4,131,058	—	20,163	53,109	—	—	—	—	—	73,272
Other purchases of common stock, net	106,347	—	98	1,293	—	—	—	—	—	1,391
Transactions related to the acquisition and financing of the INET transaction	(176,250)	—	9,190	(6,897)	—	—	—	—	—	2,293

Balance at December 31, 2005	83,148,909	$1,307	$383,669	$(613,369)	$95,017	$(1,290)	$385,794	$(4,930)	$6,809	$253,007
Net income	—	—	—	—	—	—	127,893	—	—	127,893
Change in unrealized gains and losses on available-for-sale investments, net of tax of $(95,082)	—	—	—	—	—	147,320	—	—	—	147,320
Foreign currency translation	—	—	—	—	—	37	—	—	—	37
Employee benefit adjustments, net of tax of $6,366	—	—	—	—	—	(9,863)	—	—	—	(9,863)

Comprehensive income for the year ended December 31, 2006										265,387

Proceeds from public equity offerings	26,542,142	—	630,024	342,394	—	—	—	—	—	972,418
Accretion of preferred stock and dividends declared	—	—	—	—	331	—	(690)	—	—	(359)
Redemption of Series C Cumulative and Series D preferred stock	—	—	—	—	(95,348)	—	—	—	—	(95,348)
Adoption of FAS 123R	—	—	33,027	—	—	—	—	4,930	(6,809)	31,148
Amortization and vesting of restricted stock	180,518	—	1,459	2,021	—	—	—	—	—	3,480
Stock options exercised, net	2,470,545	—	(2,831)	30,813	—	—	—	—	—	27,982
Other purchases of common stock, net	(24,127)	—	1,251	(1,611)	—	—	—	—	—	(360)

Balance at December 31, 2006	112,317,987	$1,307	$1,046,599	$(239,752)	$—	$136,204	$512,997	$—	$—	$1,457,355

	Number of Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Common Stock in Treasury	Preferred Stock Series C and D	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Deferred Stock Compensation	Common Stock Issuable	Total
Net income	—	—	—	—	—	—	518,401	—	—	518,401
Change in unrealized losses on available-for-sale investments, net of tax of $(54)	—	—	—	—	—	83	—	—	—	83
Change in unrealized gain on sale of strategic initiative, net of tax of $94,764	—	—	—	—	—	(146,826)	—	—	—	(146,826)
Foreign currency translation	—	—	—	—	—	(184)	—	—	—	(184)
Employee benefit adjustments, net of tax of ($3,835)	—	—	—	—	—	6,026	—	—	—	6,026

Comprehensive income for the year ended December 31, 2007										377,500

Conversion of 3.75% convertible notes and exercise of warrants	24,777,859	83	110,848	214,155	—	—	—	—	—	325,086
Adoption of FIN 48	—	—	—	—	—	—	(1,000)	—	—	(1,000)
Amortization and vesting of restricted stock	136,750	—	5,420	1,329	—	—	—	—	—	6,749
Stock options exercised, net	1,597,005	3	24,363	17,084	—	—	—	—	—	41,450
Other purchases of common stock, net	39,549	—	1,994	(851)	—	—	—	—	—	1,143

Balance at December 31, 2007	138,869,150	$1,393	$1,189,224	$(8,035)	$—	$(4,697)	$1,030,398	$—	$—	$2,208,283

See accompanying notes to consolidated financial statements.

The Nasdaq Stock Market, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2007	2006	2005
Cash provided by operating activities
Net income	$518,401	$127,893	$61,690
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	38,890	70,916	66,986
Share-based compensation	16,746	9,871	1,358
Income tax (benefit) provision related to share-based compensation	(16,210)	(24,758)	(21,543)
Provision for bad debts	1,858	464	2,998
Loss on the early extinguishment and refinancing of debt obligations	6,961	22,032	7,393
Gain on foreign currency option contracts	(43,950)	(48,391)	—
Deferred taxes, net	(15,582)	13,404	3,469
Loss on the write-down of assets held-for-sale	—	5,925	—
Clearing contract charge	10,620	—	—
Strategic initiative costs	26,511	—	—
Gain on sale of strategic initiative	(431,383)	—	—
Other non-cash items included in net income	(2,150)	(61)	2,543
Net change in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	(26,502)	9,524	1,460
Other assets	7,661	(22,060)	(21,750)
Accounts payable and accrued expenses	(31,250)	(17,953)	27,030
Section 31 fees payable to SEC	43,470	60,104	—
Accrued personnel costs	9,059	(207)	(2,864)
Deferred revenue	7,175	(389)	(3,746)
Income tax payable	81,886	23,235	3,828
Other accrued liabilities	(18,246)	(18,218)	(7,941)
Payables to related parties	—	(8,063)	8,584
Other liabilities	(10,729)	(2,193)	(8,592)

Cash provided by operating activities	173,236	201,075	120,903

Cash flows from investing activities
Proceeds from redemptions of available-for-sale investments	1,864,630	581,670	559,200
Proceeds from maturities of available-for-sale investments	51,910	38,780	26,200
Proceeds from maturities of held-to-maturity investments	—	—	47,921
Proceeds from redemptions of held-to-maturity investments	—	—	14,781
Purchases of available-for-sale investments	(80,400)	(1,827,057)	(591,647)
Purchases of held-to-maturity investments	—	—	(32,009)
Purchase of foreign currency option contracts, net	(12,988)	(23,350)	—
Settlement of foreign currency option contracts, net	67,937	—	—
Acquisitions of businesses, net of cash and cash equivalents acquired, and purchase accounting adjustments	(15,105)	(53,959)	(970,467)
Proceeds from sales of property and equipment	383	30,568	18,040
Purchases of property and equipment	(18,489)	(21,035)	(25,402)

Cash provided by (used in) investing activities	1,857,878	(1,274,383)	(953,383)
Cash flows from financing activities
Proceeds from debt obligations	—	2,000,000	955,000
Payments of debt obligations	(1,060,823)	(1,689,177)	(25,000)
Net proceeds from equity offerings	—	972,418
Issuances of common stock, net of treasury stock purchases	16,818	27,126	52,857
Series C Cumulative preferred stock redemptions and dividends	—	(105,059)	(43,326)
Income tax benefit related to share-based compensation	16,210	24,758	—

Cash provided by (used in) financing activities	(1,027,795)	1,230,066	939,531
Increase in cash and cash equivalents	1,003,319	156,758	107,051

Cash and cash equivalents at beginning of year	321,995	165,237	58,186

Cash and cash equivalents at end of year	$1,325,314	$321,995	$165,237

Supplemental disclosure cash flow information
Cash paid for:
Interest	$76,340	$86,812	$15,705
Income taxes, net of refund	$229,571	$22,849	$37,061
Conversion of 3.75% convertible notes	$324,894	—	—

See accompanying notes to consolidated financial statements.

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements

1. Organization and Nature of Operations

Nasdaq is a holding company that operates the Exchange as its wholly-owned subsidiary and operates certain other related businesses through other subsidiaries. Nasdaq became a holding company on August 1, 2006 when the Exchange commenced operations as a national securities exchange for Nasdaq-listed securities. The Exchange commenced operations as a national securities exchange for non-Nasdaq-listed securities on February 12, 2007.

Prior to December 20, 2006 we were a subsidiary of FINRA. FINRA maintained voting control over us through its ownership of the one outstanding share of our Series D preferred stock and FINRA consolidated our financial position and results of operations in its consolidated financial statements. In connection with the process of The NASDAQ Stock Market becoming a registered national securities exchange, we redeemed for $1.00 FINRA’s share of series D preferred stock on December 20, 2006. FINRA achieved full divestiture of ownership of our common stock with the sale of its remaining shares of our common stock in July 2006.

Nasdaq, through its subsidiaries, is a leading provider of securities listing, trading, and information products and services. Our revenue sources are diverse and include revenues from transaction services, market data products and services, listing fees, insurance products, shareholder, directors and newswire services and financial products. The Exchange is the largest electronic equity securities market in the United States, both in terms of number of listed companies and traded share volume. As of December 31, 2007, the Exchange was home to over 3,100 listed companies. We also operate, through the Exchange, The Nasdaq Market Center, which provides our market participants with the ability to access, process, display and integrate orders and quotes on The Nasdaq Stock Market and other national securities exchanges in the United States.

Nasdaq Execution Services, LLC, a registered broker-dealer, is a wholly-owned subsidiary of the Exchange. It has no customers, accepts orders from one user, the Exchange, and operates solely as the routing broker for the Exchange. Nasdaq Execution Services is distinguished from most broker-dealers in that it is a facility of the Exchange, which functions as both an exchange and a SRO.

We manage, operate and provide our products and services in two business segments: Market Services and Issuer Services.

Market Services. Our Market Services segment includes our transaction-based business (The Nasdaq Market Center) and our market information services business (Nasdaq Market Services Subscriptions). The Nasdaq Market Center is our transaction-based platform which provides our market participants with the ability to access, process, display and integrate orders and quotes, enabling our customers to execute trades in over 7,400 equity securities (including ETFs) during 2007. The Nasdaq Market Center allows us to route and execute buy and sell orders as well as report transactions for Nasdaq-listed securities and those securities listed on other national securities exchanges, providing fee-based revenues. We also generate revenues by providing varying levels of quote and trade information to market participants and data vendors, who in turn sell subscriptions for this information to the public. Our systems enable vendors to gain direct access to our detailed order data, index information, mutual fund pricing information, and corporate action information on Nasdaq-listed securities.

Issuer Services. Our Issuer Services segment includes our securities listings business, insurance business, shareholder, directors and newswire services (Corporate Client Group) and our financial products business (Nasdaq Financial Products). The companies listed on The Nasdaq Stock Market represent a diverse array of industries including information technology, financial services, healthcare, consumer products and industrials. We also develop and license financial products and associated derivatives based on Nasdaq indexes. These include the PowerShares QQQ, which is an ETF based on the Nasdaq-100 Index. In addition, we generate revenues by licensing and listing third-party structured products and third-party sponsored ETFs. For further discussion of our segments, see Note 20, “Segments” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Sources of Revenues.”

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and all non-restricted highly liquid investments with original maturities of three months or less at the time of purchase. Such equivalent investments included in cash and cash equivalents in the Consolidated Balance Sheets were $1,320.2 million at December 31, 2007 and $304.4 million at December 31, 2006. Cash equivalents are carried at cost plus accrued interest, which approximates fair value due to the short maturities of these investments.

Investments

Under SFAS 115 management determines the appropriate classification of investments at the time of purchase. Investments for which we do not have both the intent and ability to hold to maturity are classified as “available-for-sale” and are carried at fair market value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Fair value is determined based on quoted market prices when available, or if quoted market prices are not available, on discounted expected cash flows using market rates commensurate with the credit quality and maturity of the investment. Investments for which we have the intent and ability to hold to maturity are classified as “held-to-maturity” and are carried at amortized cost. The amortized cost of debt securities classified as held-to-maturity or available-for-sale is adjusted for amortization of premiums and accretion of discounts, which are included in interest income in the Consolidated Statements of Income. Realized gains and losses on sales of securities are included in earnings using the specific identification method.

We regularly monitor and evaluate the realizable value of our investment security portfolio. When assessing securities for other-than-temporary declines in value, we consider such factors as, among other things, the duration for which the market value had been less than cost, any news that has been released specific to the investee, analyst coverage and the outlook for the overall industry in which the investee operates. For equity securities we also consider the performance of the investee’s stock price in relation to industry indexes and review the investee’s credit profile. There were no impairment charges recorded on our investments during the years ended December 31, 2007, 2006 and 2005.

As of December 31, 2007, there were no hedges on our investments that met the hedging criteria under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or SFAS 133. See Note 16, “Fair Value of Financial Instruments,” for further discussion. However, we periodically reevaluate our hedging policies and may choose to enter into future transactions.

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

Receivables, net

Our receivables are concentrated with our member firms, market data vendors and Nasdaq-listed companies. Receivables are shown net of reserves for uncollectible accounts. The reserve for bad debts is maintained at a level that management believes to be sufficient to absorb estimated losses in the accounts receivable portfolio. The reserve is increased by the provision for bad debts which is charged against operating results and decreased by the amount of charge-offs, net of recoveries. The amount charged against operating results is based on several factors including, but not limited to, a continuous assessment of the collectibility of each account, the length of time a receivable is past due and our historical experience with the particular customer. In circumstances where a specific customer’s inability to meet its financial obligations is known (i.e., bankruptcy filings), we record a specific provision for bad debts against amounts due to reduce the receivable to the amount we reasonably believe will be collected. Due to changing economic, business and market conditions, we review the reserve for bad debts monthly and make changes to the reserve through the provision for bad debts as appropriate. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to pay), our estimates of recoverability could be reduced by a material amount. Total reserves netted against receivables in the Consolidated Balance Sheets were $2.9 million at December 31, 2007 and $2.8 million at December 31, 2006.

Related Party Transactions

Related party receivables and payables are the result of various transactions between us and our affiliates. Prior to December 20, 2006 we were a subsidiary of FINRA and transactions between Nasdaq and FINRA were considered related party transactions. As discussed in Note 1, “Organization and Nature of Operations,” FINRA achieved full divestiture of ownership of our common stock in 2006 and the one share of Series D preferred stock held by FINRA was redeemed by Nasdaq on December 20, 2006. Therefore, as of December 20, 2006, FINRA is no longer considered a related party.

Prior to December 20, 2006, payables to related parties were comprised primarily of the regulation charge from NASDR. NASDR charges us for costs incurred related to our market regulation and enforcement. For the years ended December 31, 2006 and 2005, these costs are recorded as support costs from related parties, net in the Consolidated Statements of Income. For the year ended December 31, 2007, these costs are recorded as regulatory expense in the Consolidated Statements of Income. See Note 13, “Regulatory and Related Party Transactions,” for further discussion.

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

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of a business acquired. In connection with SFAS No. 142, “Goodwill and Other Intangible Assets,” or SFAS 142, we are required to test goodwill for impairment at the reporting unit level

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

annually, or in interim periods if certain events occur indicating that the carrying value may be impaired. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill is less than the carrying value. Based on impairment tests performed, there was no impairment of goodwill in 2007, 2006 and 2005.

Intangible Assets, net

Intangible assets, net, which primarily include technology and customer relationships, are amortized on a straight-line basis over their estimated average useful lives, ranging from 1 year to 20 years. In connection with SFAS 142, intangible assets deemed to have indefinite useful lives are not amortized and are subject to annual impairment tests. Impairment exists if the carrying value of the indefinite-lived intangible asset exceeds its fair value. For finite lived intangible assets subject to amortization, impairment is considered upon certain “triggering events” and is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible asset. We completed the required annual impairment test, which resulted in no impairment of indefinite-lived intangible assets in 2007.

Valuation of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” or SFAS 144, we assess potential impairments to our long-lived assets, including finite lived intangible assets and property and equipment, when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results.

In 2006, we recorded write-downs for property and equipment of $5.9 million related to the sale of a building and related assets located in Trumbull, Connecticut. The carrying value of the building and related assets were adjusted to their fair market value less costs to sell, which were determined based on quoted market prices from independent third parties. This charge was included in general, administrative and other expense in the Consolidated Statements of Income in 2006. See Note 5, “Cost Reduction Program and INET Integration,” for further discussion. No other impairments were recorded in 2007, 2006 and 2005.

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

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Starting with the second quarter of 2005, we have reported execution revenues from transactions on our legacy Nasdaq platform on a gross basis in revenues and reported related expenses as cost of revenues, as we have certain risk associated with trade execution, subject to rule limitations and caps, as a result of our Limitation of Liability Rule (1). This change in presentation was implemented on a prospective basis beginning April 1, 2005 as required under U.S. GAAP, as a direct result of the rule change. Following our migration to a single trading platform, we continue to have execution risk on non-routed transactions that are conducted on our platform. We do not record a liability for any potential claims that may be submitted under the rule unless they meet the provisions of SFAS 5. As such, losses arising as a result of the rule are accrued and charged to expense only if the loss is probable and estimable.

Prior to the second quarter of 2005, execution revenues and the related expenses were recorded on a net basis as we did not act on a principal basis on any trades executed through our systems. In addition, under FINRA Rule 4705, we historically disclaimed any liability for losses arising from malfunctions of The Nasdaq Market Center. This rule eliminated liability or risk of loss to us for system failures.

The Nasdaq Market Center credits a portion of the per share execution charge to the market participant that provides the liquidity and records the liquidity rebate as a cost of revenues in the Consolidated Statements of Income. These liquidity rebates are paid on a monthly basis and the amounts due are included in accounts payable and accrued expenses in the Consolidated Balance Sheets. The liquidity rebates payable amounts were $24.8 million at December 31, 2007 and $14.2 million at December 31, 2006.

(1)

Beginning in the second quarter of 2005, under Nasdaq’s Limitation of Liability Rule, Nasdaq, subject to certain caps, provides compensation for losses directly resulting from the systems’ actual failure to correctly process an order, Quote/Order, message or other data into The Nasdaq Market Center as follows:

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

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

We are required to pay Section 31 fees to the SEC for supervision and regulation of securities markets. We pass these costs along to our customers through our execution revenues. Nasdaq collects the fees as a pass-through charge from organizations executing eligible trades on Nasdaq’s exchange platform and recognizes these amounts in cost of revenues when invoiced. Section 31 fees received are included in cash and cash equivalents in the Consolidated Balance Sheets, at the time of receipt and, as required by law, the amount due to the SEC is remitted semiannually and recorded as Section 31 fees payable to SEC in the Consolidated Balance Sheets until paid. Since the amount recorded in revenues is equal to the amount recorded in cost of revenues, there is no impact on Nasdaq’s revenues less liquidity rebates, brokerage, clearance and exchange fees. As we hold the cash received until payment to the SEC, we earned interest income on the related cash balances.

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

Nasdaq earns Nasdaq Market Services Subscriptions revenues for proprietary and non-proprietary data products. Proprietary revenues include NQDS revenues as well as revenues from TotalView, our flagship market depth quote product and other proprietary services and data feed products. Revenues from non-proprietary products are eligible UTP Plan revenues which are shared among UTP Plan participants.

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

Corporate Client Group revenues also include fees from Corporate Client services which include commission income from Carpenter Moore, subscription income from Shareholder.com and Directors Desk and fees from PrimeNewswire. For our insurance business commission income is recognized when coverage becomes effective, the premium due under the policy is known or can be reasonably estimated, and substantially all required services related to placing the insurance have been provided. Fee income for services other than

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

placement of insurance coverage is recognized as those services are provided. Broker commission adjustments and commissions on premiums billed directly by underwriters are recognized when such amounts can be reasonably estimated. Shareholder.com revenues are based on subscription agreements with customers. Revenues from subscription agreements are recognized ratably over the contract period, generally one year in length. As part of subscription services, customers are also charged usage fees based upon actual usage of the services provided. Revenues from usage fees and other services are recognized when earned. PrimeNewswire generates fees primarily from wire distribution services, and revenues are recognized as services are provided. Directors Desk revenues are based on subscriptions for online services for directors. Subscriptions are one year in length and revenues are recognized ratably over the year.

Nasdaq Financial Products’ revenues include license fees for our trademark licenses related to financial products linked to our indexes issued in the United States and abroad. We primarily have two types of license agreements, transaction-based licenses and asset-based licenses. Transaction-based licenses are generally renewable long-term agreements. Customers are charged based on transaction volume or a minimum contract amount, or both. If a customer is charged based on transaction volume, we recognize revenue when the transaction occurs. If a customer is charged based on a minimum contract amount, we recognize revenue on a pro-rata basis over the licensing term. Asset-based licenses are also generally long-term agreements. Customers are charged based on a percentage of assets under management for licensed products, per the agreement, on a monthly or quarterly basis. These revenues are recorded on a monthly or quarterly basis over the term of the license agreement.

Earnings Per Share

We compute earnings per share, or EPS, in accordance with SFAS No. 128, “Earnings per Share,” or SFAS 128. Basic EPS is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities which consists primarily of convertible notes, warrants and employee stock options and awards. See Note 15, “Earnings Per Common Share,” for further discussion.

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

We adopted SFAS 123(R) using the modified prospective transition method and have recognized share-based compensation cost in the consolidated financial statements for the years ended December 31, 2007 and 2006. We recognize compensation expense for share-based awards on a straight-line basis over the requisite service period of the award. In accordance with the modified prospective transition method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). We recognized share-based compensation expense of $16.7 million for the year ended December 31, 2007 and $9.9 million for the year ended December 31, 2006 under SFAS 123(R) and included these amounts in compensation and benefits expense in the Consolidated Statements of Income. We recognized share-based compensation expense of $1.4 million for the year ended December 31, 2005, which was related to restricted

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

stock awards we had been expensing under previous accounting standards. We did not recognize any share-based compensation expense related to employee stock options during the year ended December 31, 2005. See Note 12, “Share-Based Compensation,” for further discussion.

Deferred Revenue

Deferred revenue represents revenues for services not yet rendered, primarily for the Corporate Client Group. See Note 8, “Deferred Revenue,” for further discussion.

Advertising Costs

We expense advertising costs, which include media advertising and production costs, in the periods in which the costs are incurred. Media advertising and production costs included as marketing and advertising expense in the Consolidated Statements of Income totaled $11.9 million for both 2007 and 2006 and $3.7 million for 2005.

Software Costs

Significant purchased application software and operational software that are an integral part of computer hardware are capitalized and amortized on a straight-line basis over their estimated useful lives, generally two to five years. All other purchased software is charged to expense as incurred.

The provisions of SOP 98-1 require certain costs incurred in connection with developing or obtaining internal use software to be capitalized. Unamortized capitalized software development costs of $11.0 million at December 31, 2007 and $11.9 million at December 31, 2006, are included in data processing equipment and software, within property and equipment, net in the Consolidated Balance Sheets. Amortization of costs capitalized under SOP 98-1 totaled $4.5 million for the year ended December 31, 2007, $25.0 million for the year ended December 31, 2006 and $30.2 million for the year ended December 31, 2005. These amounts are included in depreciation and amortization expense in the Consolidated Statements of Income. Additions to capitalized software were $3.6 million in 2007 and $4.5 million in 2006.

Leases

We expense rent from non-cancellable operating leases, net of sublease income, in the periods in which the costs are incurred. The net costs are included in occupancy costs in the Consolidated Statements of Income. See Note 5, “Cost Reduction and INET Integration,” and Note 18, “Leases,” for further discussion.

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

We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized a $1.0 million increase to reserves for uncertain tax positions. This increase was accounted for as an

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

adjustment to the beginning balance of retained earnings in the consolidated balance sheet. Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Income Taxes” and Note 10, “Income Taxes,” for further discussion.

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

3. Business Combinations

Purchase Acquisitions and Combinations

We completed the following six acquisitions and asset purchases in 2007, 2006 and 2005:

•

Acquisition of Directors Desk, July 2, 2007—We acquired Directors Desk, LLC, a firm which provides technology to boards of public and private companies in the U.S. and abroad for $8.0 million in cash. Directors Desk is part of our Corporate Client services.

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

•

Acquisition of Instinet Group, December 8, 2005—Through this acquisition, we acquired the INET platform, which we believe has enabled us to enhance our premier electronic equities market and provides superior execution opportunities for our customers. In 2007, we completed the integration of Nasdaq’s legacy execution system and the Brut and INET execution systems onto a single platform.

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

•

Purchase of remaining 50.0% interest in the Nasdaq Insurance Agency, January 1, 2005—We purchased the remaining 50.0% interest in the Nasdaq Insurance Agency from AIG. The purchase did not have any impact on the operations of the agency. As of January 1, 2005, we consolidated Nasdaq Insurance Agency’s financial position and results of operations in our consolidated financial statements as part of our Corporate Client services. In February 2007, Carpenter Moore merged with the Nasdaq Insurance Agency with Carpenter Moore as the surviving entity.

The results of operations of each acquisition and asset purchase are included in Nasdaq’s Consolidated Statements of Income from the dates of each acquisition.

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table presents a summary of the acquisitions and asset purchases in 2007, 2006 and 2005:

	Purchase Consideration		Total Net (Liabilities) Assets Acquired		Purchased Intangible Assets	Goodwill
	(in thousands)
2007
Directors Desk	$8,000	(2)	$(162	)(1)	$1,660	$6,502

2006
PrimeNewswire	18,000	(2)	(1,300	)(1)	5,170	12,296
Shareholder.com	40,000	(2)	(2,069	)(1)	10,159	31,910

Total for 2006	58,000		(3,369)		15,329	44,206

2005
INET	968,900		(3,100	)(1)	172,870	799,130
Carpenter Moore	27,500	(2)	240	(1)	8,600	18,660
Nasdaq Insurance Agency	—		(1,577)		1,000	577

Total for 2005	996,400		(4,437)		182,470	818,367

Total	$1,062,400		$(7,968)		$199,459	$869,075

(1)

We acquired net assets of Directors Desk totaling $0.2 million and net liabilities of $0.4 million resulting in total net liabilities acquired of $0.2 million. We acquired net assets of PrimeNewswire totaling $0.7 million and recorded non-current deferred tax liabilities of $2.0 million related to PrimeNewswire’s intangible assets resulting in total net liabilities acquired of $1.3 million. We acquired net assets of Shareholder.com totaling $1.1 million and recorded non-current deferred tax liabilities of $3.2 million related to Shareholder.com’s intangible assets resulting in total net liabilities acquired of $2.1 million. We acquired net assets of INET totaling $64.7 million and recorded non-current deferred tax liabilities of $67.8 million related to INET’s intangible assets resulting in total net liabilities acquired of $3.1 million. We acquired net assets of Carpenter Moore totaling $2.5 million and recorded non-current deferred tax liabilities of $2.3 million related to Carpenter Moore’s intangible assets resulting in total net assets of $0.2 million.

(2)

Directors Desk purchase consideration included $1.4 million held in escrow to be paid in 2008 and 2009 in accordance with the purchase agreement. PrimeNewswire purchase consideration included $1.8 million included in compensation and benefits expense in the Consolidated Statements of Income related to incentive payments held in escrow to be paid in 2008 in accordance with the purchase agreement. Shareholder.com purchase consideration included $4.0 million held in escrow for post closing settlement adjustments that were paid in 2007 in accordance with the purchase agreement. Carpenter Moore purchase consideration included $11.8 million held in escrow for post-closing settlement adjustments, of which $2.2 million remains to be paid in 2008 in accordance with the purchase agreement. See “Escrow Agreements,” of Note 19, “Commitments, Contingencies and Guarantee,” for further discussion.

We have finalized the allocation of the purchase price for the 2006 and 2005 acquisitions. The purchase price allocation for our 2007 acquisition will be finalized within one year from the purchase date. In connection with our acquisition of INET, there were certain legal claims that were settled in 2007 related to an appraisal litigation claim. See Note 4, “Goodwill and Purchased Intangible Assets,” for further discussion.

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table presents the details of the purchased intangible assets acquired in the 2007, 2006 and 2005 acquisitions. All purchased intangible assets are amortized using the straight-line method. See Note 4, “Goodwill and Purchased Intangible Assets,” for further discussion.

	Technology		Customer Relationships		Other			Total
	Estimated Useful Life (in Years)	Amount	Estimated Useful Life (in Years)	Amount	Estimated Useful Life (in Years)		Amount	Amount
	(in thousands, except years)
2007
Directors Desk	4.5	$750	20	$910	—		$—	$1,660

2006
PrimeNewswire	5	1,600	11	3,100	3-5	(1)	470	5,170
Shareholder.com	5	959	11	6,800	Indefinite	(2)	2,400	10,159

Total for 2006		2,559		9,900			2,870	15,329
2005
INET	5	9,400	13	163,100	1		370	172,870
Carpenter Moore	10	1,000	20	6,000	4.5		1,600	8,600
Nasdaq Insurance Agency	—	—	7	1,000	—		—	1,000

Total for 2005		10,400		170,100			1,970	182,470

Total		$13,709		$180,910			$4,840	$199,459

(1)	Includes non-compete agreements which have estimated useful lives of 3 years and the PrimeNewswire tradename which we determined to have an estimated useful life of 5 years.
(2)	Represents the Shareholder.com trade name which we determined to have an indefinite estimated useful life.

Acquisition of Joint Venture

Independent Research Network Joint Venture, June 7, 2005—Nasdaq and Reuters announced the formation of the Independent Research Network, a joint venture created to help public companies obtain independent analyst coverage. The Independent Research Network’s business plan was to aggregate multiple, independent research providers to procure and distribute equity research on behalf of under-covered companies to increase the market’s understanding of a company’s fundamental prospects. The service was targeted to all companies listed in the U.S. as well as private companies looking for research coverage.

To fund the operations of the Independent Research Network in July 2005, Nasdaq contributed $1.8 million and Reuters contributed $1.2 million. The Independent Research Network began operations in the third quarter of 2005 and we consolidate Independent Research Network’s financial position and results of operations. In the Consolidated Balance Sheets, we recorded minority interest of approximately $0.1 million at December 31, 2006 for Reuters’ share of Independent Research Network’s equity. As of December 31, 2007, Reuters’ investment in the Independent Research Network was reduced to zero due to losses incurred at the Independent Research Network and 100.0% of the losses are now recorded by us. We are discontinuing the Independent Research Network’s operations in 2008.

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

4. Goodwill and Purchased Intangible Assets

Goodwill

The following table presents the changes in goodwill by business segment during the year ended December 31, 2007:

	Market Services	Issuer Services	Total
	(in thousands)
Balance at December 31, 2006	$964,985	$63,761	$1,028,746
Goodwill acquired	—	6,502	6,502
Purchase accounting adjustments	(53,806)	(706)	(54,512)

Balance at December 31, 2007	$911,179	$69,557	$980,736

The purchase accounting adjustments for Market Services primarily relate to the release of a valuation allowance against goodwill. Due to the capital gain on the sale of the share capital of the LSE, Nasdaq is now able to utilize capital loss carryforwards which were previously reserved for through a valuation allowance. See Note 7, “Investments,” for further discussion of the sale of the share capital of the LSE. As we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, we acquired operating and capital loss carryforwards and recorded a deferred tax asset on the 2005 sale of Instinet’s Institutional Brokerage division. In connection with the INET acquisition, this division was sold to an affiliate of SLP. We initially believed that it was more likely than not that we would not realize a deferred tax asset with respect to the capital loss carryforwards, and therefore established a valuation allowance through goodwill. However, as a result of the capital gain generated on the sale of the share capital of the LSE, we were able to utilize the capital loss carryforwards and therefore, released the valuation allowance that we recorded at the time of the INET acquisition, which resulted in a decrease to goodwill in 2007 in accordance with SFAS 109.

The above decrease in goodwill for Market Services is partially offset by the settlement of the Instinet appraisal litigation. In connection with our acquisition of INET, certain shareholders of Instinet filed an appraisal litigation claim against Instinet. In 2007, the claim was settled and we paid $7.1 million for our portion of this settlement. There was an offsetting $2.8 million tax adjustment recorded in relation to this claim since this charge is deductible for tax purposes. This settlement was recorded to goodwill in accordance with SFAS 142.

The goodwill acquired for Issuer Services relates to the acquisition of Directors Desk. The purchase accounting adjustments for Issuer Services primarily relate to the Shareholder.com acquisition.

Purchased Intangible Assets

The following table presents details of our total purchased intangible assets, both finite and indefinite lived:

	December 31, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
	(in thousands)
Technology	$29,409	$(20,682)	$8,727	$28,659	$(18,108)	$10,551
Customer relationships	206,410	(37,076)	169,334	205,500	(20,972)	184,528
Other(1)	5,640	(2,089)	3,551	5,640	(1,100)	4,540

Total	$241,459	$(59,847)	$181,612	$239,799	$(40,180)	$199,619

(1)	Includes a $2.4 million trade name which we determined to have an indefinite estimated useful life.

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

Amortization expense for purchased intangible assets was $19.7 million for the year ended December 31, 2007, $31.2 million for the year ended December 31, 2006 and $7.5 million for the year ended December 31, 2005. The decrease in amortization expense in 2007 compared with 2006 was primarily due to a change in the estimated useful life of technology assets in December 2005 as a result of our acquisition of INET and migration to a single trading platform. These assets were fully amortized in 2006. The increase in amortization expense in 2006 compared with 2005 was primarily due to intangible amortization expense on identifiable intangible assets purchased in connection with the INET acquisition, as 2006 includes a full year of amortization expense compared with less than one month in 2005.

The estimated future amortization expense of purchased intangible assets as of December 31, 2007 is as follows:

(in thousands)
2008	$19,595
2009	19,553
2010	19,263
2011	17,030
2012 and thereafter	103,771

Total	$179,212

5. Cost Reduction Program and INET Integration

Charges associated with our cost reduction program ceased during the second quarter of 2007 and charges associated with our integration of INET ceased during the first quarter of 2007. We incurred charges of approximately $4.1 million in 2007 and $40.9 million in 2006 in connection with actions we took to improve our operational efficiency as well as to integrate INET. We incurred charges of approximately $20.0 million in 2005 in connection with actions we took to improve our operational efficiency. The following table summarizes these charges which are included in the Consolidated Statements of Income:

	Year Ended December 31,
	2007	2006	2005
	(in millions)
Real estate consolidation, net	$—	$5.9	$(5.4)
Reductions in force	2.5	6.5	4.6
Technology migration	1.6	28.5	20.8

Total cost reduction charges	$4.1	$40.9	$20.0

Real Estate Consolidation

We continually evaluate all of our real estate to determine whether we can consolidate staff into fewer locations to save significant costs.

2007

There were no charges related to real estate consolidation in 2007.

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

2006

In connection with our review of our owned and leased real estate which began in 2003, we have consolidated staff into fewer locations and have saved significant costs. As part of our real estate consolidation plans, in the second quarter of 2006, we decided to sell our building and related assets located at 80 Merritt Boulevard, Trumbull, Connecticut. As a result of this decision, the carrying value of the building and related assets was adjusted to $30.8 million, its fair market value less costs to sell, which was determined based on a quoted market price from an independent third-party. This resulted in a $5.4 million charge recorded in the second quarter of 2006. In July 2006, we completed the sale of this building and related assets for approximately $30.3 million and an additional $0.5 million charge was recorded in the third quarter of 2006 for a total charge of $5.9 million for the year ended December 31, 2006. These charges are included in general, administrative and other expense in the Consolidated Statements of Income.

2005

We recorded a $5.4 million benefit for real estate consolidation in 2005. This benefit was due primarily to the release of a sublease reserve which was recorded in 2004. The sublease reserve was recorded on expansion space leased at our headquarters in New York which management did not intend to occupy and thus we began marketing the space. However, as a result of the acquisition of INET, we subsequently determined to occupy the expansion space for INET operations and released the sublease loss reserve which totaled $12.1 million, net of rental payments as of December 31, 2005. The release of the sublease was recorded to general, administrative and other expense in the Consolidated Statements of Income.

Offsetting the release of the sublease reserve for the expansion space were charges totaling $6.7 million which related to accelerated depreciation on certain assets due to changes in estimated useful lives from the migration to a single trading platform and additional sublease loss reserves on properties in New Jersey and New York. The additional sublease loss reserves were recorded as a result of updating the sublease loss reserve analyses on those properties based on current assumptions and known sublease income at the time of the analyses. The accelerated depreciation was recorded to depreciation and amortization expense and the additional sublease loss reserves were recorded to general, administrative and other expense in the Consolidated Statements of Income.

Sublease Loss Reserve

The estimated sublease loss reserve for all subleased properties was approximately $21.5 million at December 31, 2007 and $22.5 million at December 31, 2006 and is included in accounts payable and accrued expenses and other liabilities in the Consolidated Balance Sheets. The reserve is adjusted throughout the year to reflect interest accretion, rental payments made during the year, depreciation on leasehold improvements if applicable and sublease receipts. The estimated losses were calculated using a 7.5% net discount rate and estimated sublease terms ranging from 3 years to 17 years at estimated market rates. There have been no adjustments related to market conditions.

Reductions in Force

We eliminated 35 positions in 2007, 100 positions in 2006 and 69 positions in 2005 and recorded charges of $2.5 million in 2007, $6.5 million in 2006 and $4.6 million in 2005 for severance and outplacement costs. These charges were included in compensation and benefits expense in the Consolidated Statements of Income. As of December 31, 2007, we have paid all the severance and outplacement costs related to the charges recorded in 2006 and 2005. For the charge recorded in 2007, we paid approximately $2.2 million and expect to pay the remainder of the severance and outplacement costs relating to this reduction in force totaling $0.3 million in 2008.

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

Technology Migration

As a result of a continued review of our technology infrastructure, we previously shortened the estimated useful life of certain assets and changed the lease terms on certain operating leases associated with our quoting platform and our trading and quoting network, which resulted in incremental depreciation and amortization expense. The INET integration, which is now complete, accelerated our migration to a low-cost trading platform. As a result, the charges associated with these assets were $1.6 million in 2007, $28.5 million in 2006 and $20.8 million in 2005 and the majority of these charges were included in depreciation and amortization expense in the Consolidated Statements of Income.

6. Property and Equipment, net

The following table presents the major categories of property and equipment, net:

	December 31,
	2007	2006
	(in thousands)
Data processing equipment and software	$112,152	$114,890
Furniture, equipment and leasehold improvements	96,490	109,493

	208,642	224,383
Less: accumulated depreciation and amortization	(144,119)	(159,114)

Total property and equipment, net	$64,523	$65,269

Depreciation and amortization expense for property and equipment was $19.2 million for the year ended December 31, 2007, $13.9 million for the year ended December 31, 2006 and $28.4 million for the year ended December 31, 2005. These amounts are included in depreciation and amortization expense in the Consolidated Statements of Income.

As of December 31, 2007 and 2006, Nasdaq does not own any properties. See Real Estate Consolidation of Note 5, “Cost Reduction Program and INET Integration,” for further discussion.

7. Investments

The following table summarizes investments classified as available-for-sale that are carried at fair market value in the Consolidated Balance Sheets at December 31, 2006:

	Cost	Gross Unrealized Gains (Losses)	Estimated Fair Market Value
	(in thousands)
U.S. treasury securities and obligations of U.S. government agencies	$17,700	$(73)	$17,627
Corporate bonds	27,819	(58)	27,761
Other securities	6,391	(6)	6,385

Total available-for-sale debt securities	51,910	(137)	51,773
Investment in the LSE	1,334,846	241,590 (1)	1,576,436

Total	$1,386,756	$241,453	$1,628,209

(1)	Amount includes a foreign currency gain. In 2007, we sold our share capital in the LSE. See “Investment in the LSE,” below for further discussion.

At December 31, 2006, all available-for-sale debt securities are due within one year.

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table shows the fair market value of our available-for-sale debt securities that have been in an unrealized loss position for less than 12 months or 12 months or longer at December 31, 2006:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses
	(in thousands)
U.S. treasury securities and obligations of U.S. government agencies	$4,392	$8	$13,235	$65	$17,627	$73
Corporate bonds	27,761	58	—	—	27,761	58
Other securities	6,385	6	—	—	6,385	6

Total available-for-sale debt securities	$38,538	$72	$13,235	$65	$51,773	$137

The gross unrealized losses in the table above were primarily due to changes in interest rates. Our management had determined that the gross unrealized losses on our available-for-sale debt securities were temporary in nature.

During the year ended December 31, 2007, available-for-sale debt securities with a fair market value at the date of sale of $80.4 million were sold. As the securities were sold at fair market value there were no realized gains or losses on the sale.

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

Investment in the LSE

During 2006, Nasdaq, through its wholly owned subsidiary NAL, acquired share capital of the LSE. The following table summarizes our purchases:

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

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

(1)

On March 7, 2006, the LSE announced that shareholders of record on May 12, 2006 would receive a capital return of approximately GBP 510 million later in May 2006. Based on our share ownership, which included the shares that settled through May 15, 2006, this capital return equated to GBP 123.4 million, or $220.6 million, which was recorded as a reduction to the cost basis in our investment in the second quarter of 2006. As a result of the capital return, we owned 61,291,389 shares of the LSE.

(2)	After taking into effect the LSE’s share buybacks through 2006, our total percentage ownership at December 31, 2006 was approximately 28.8%.
(3)

We incurred additional brokerage costs of approximately $10.0 million in 2006 in connection with acquiring our investment in the LSE. These costs were recorded as an addition to the cost basis in our investment as of December 31, 2006.

To finance the above purchases, we entered into credit facilities and utilized cash on hand of approximately $305.4 million. See Note 9, “Debt Obligations,” for further discussion of the credit facilities.

In November 2006, we announced the terms of final offers to acquire all of the ordinary share capital of the LSE not already owned by us at a price of 1,243 pence per share and all of the B Share of LSE at a price of 200 pence (plus accrued dividend) per share. In order to hedge the foreign currency exposure on our acquisition bid for the LSE, we purchased foreign currency option contracts. See Note 16, “Fair Value of Financial Instruments,” for further discussion. These final offers lapsed on February 10, 2007.

We incurred costs of $26.5 million in connection with our strategic initiatives related to the LSE, including our acquisition bid. These costs, including legal and advisory fees, totaled $18.4 million as of December 31, 2006 and were included in other current assets in the Consolidated Balance Sheet at December 31, 2006. In conjunction with the lapse of our final offers for the LSE in February 2007, these costs and an additional $8.1 million of similar costs were charged to expense in 2007. The total charge of $26.5 million as of December 31, 2007 is included in strategic initiative costs in the Consolidated Statements of Income.

On May 26, 2006, we received an ordinary dividend of approximately GBP 4.9 million, or $9.2 million, from the LSE. On November 8, 2006 the LSE declared an interim dividend of £0.06, or $0.11 per share. In order to hedge our foreign currency exposure on our fourth quarter dividend receivable from the LSE, we entered into a foreign currency forward contract. This contract was marked-to-market as we did not elect hedge accounting under SFAS 133. The interim dividend was paid on January 5, 2007 to those shareholders of record on December 8, 2006. The dividend received totaled approximately GBP 3.7 million, or $7.0 million. Both dividends were recorded in dividend income in the Consolidated Statements of Income in 2006. In 2007, we also received an ordinary dividend of approximately GBP 7.4 million, or $14.5 million from the LSE, which was included in dividend income the Consolidated Statements of Income.

At December 31, 2006 and until the sale of the shares in September 2007, Nasdaq’s ownership investment in the LSE was accounted for in accordance with SFAS 115, and we included our LSE shares in available-for-sale investments, at fair value in the Consolidated Balance Sheets. Unrealized gains and losses, including foreign currency gains/losses, were included in accumulated other comprehensive income in the Consolidated Balance Sheets until the sale of the shares.

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

On September 25, 2007, Nasdaq, through its wholly-owned subsidiary NAL, sold shares, representing at that time 28.0% of the share capital of the LSE, to Borse Dubai for $1,590.7 million in cash. Nasdaq sold the remaining substantial balance of its holdings in the LSE in open market transactions for approximately $193.5 million in cash on September 26, 2007 for total proceeds of $1,784.2 million. As a result of the sale, Nasdaq recognized a $431.4 million pre-tax gain which is net of $18.0 million of costs directly related to the sale, primarily broker fees.

On September 28, 2007, Nasdaq used approximately $1,055.5 million of the proceeds from the above transactions to repay in full and terminate our credit facilities. See Note 9, “Debt Obligations,” for further discussion.

8. Deferred Revenue

Our deferred revenue at December 31, 2007 primarily related to Corporate Client Group fees and will be recognized in the following years:

	Initial Listing Fees	Listing of Additional Shares	Annual and Other	Total
	(in thousands)
Fiscal year ended:
2008	$21,316	$35,229	$3,992	$60,537
2009	17,975	24,405	—	42,380
2010	14,222	14,833	—	29,055
2011	10,009	4,915	—	14,924
2012 and thereafter	7,686	—	—	7,686

	$71,208	$79,382	$3,992	$154,582

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

Our deferred revenue at December 31, 2007 and 2006 is reflected in the following tables. The additions primarily reflect Corporate Client Group revenues from listing fees charged during the year while the amortization primarily reflects Corporate Client Group revenues from listing fees recognized during the respective year in accordance with U.S. GAAP.

	Initial Listing Fees	Listing of Additional Shares	Annual and Other	Total
	(in thousands)
Balance at January 1, 2007	$71,054	$73,829	$2,208	$147,091
Additions	22,304	46,119	153,105	221,528
Amortization	(22,150)	(40,566)	(151,321)	(214,037)

Balance at December 31, 2007	$71,208	$79,382	$3,992	$154,582

Balance at January 1, 2006	$69,678	$74,766	$1,168	$145,612
Additions	24,595	35,982	130,316	190,893
Amortization	(23,219)	(36,919)	(129,276)	(189,414)

Balance at December 31, 2006	$71,054	$73,829	$2,208	$147,091

9. Debt Obligations

The following table presents the changes in our debt obligations during the year ended December 31, 2007:

	December 31, 2006	Payments, Conversion and Accretion	December 31, 2007
	(in thousands)
3.75% convertible notes due October 22, 2012 (net of premium and discount)	$442,805	$(324,367)	$118,438
$825.0 million senior credit agreement due April 18, 2012, with a letter of credit subfacility and swingline loan facility limited to $400.0 million (average interest rate of 7.11% through September 28, 2007)	726,450	(726,450)	—
$434.8 million secured term loan credit agreement due April 18, 2012 (average interest rate of 7.11% through September 28, 2007)	334,373	(334,373)	—

Total debt obligations	1,503,628	(1,385,190)	118,438
Less current portion	(10,681)	10,681	—

Total long-term debt obligations	$1,492,947	$(1,374,509)	$118,438

3.75% Convertible Notes

In order to finance the INET transaction, we issued $205.0 million convertible notes to SLP ($141.4 million), H&F ($60.0 million), and other partners ($3.6 million) on April 22, 2005. The $205.0 million convertible notes, which were issued at a discount of $4.5 million, carry a coupon of 3.75% and are convertible into our common stock at a price of $14.50 per share, or 14,137,931 shares subject to adjustment, in general, for any stock split, dividend, combination, recapitalization or similar event. The $205.0 million convertible notes are being amortized over 7.5 years to face value and we recorded accretion of $0.6 million in both 2007 and 2006 and $0.4 million in 2005, which was recorded as interest expense in the Consolidated Statements of Income. SLP

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

also was issued warrants to purchase 1,523,325 shares of our common stock and H&F was issued warrants to purchase 646,552 shares of our common stock at a price of $14.50. The warrants became exercisable on April 22, 2006 and expire on December 8, 2008, the third anniversary of the closing of the INET acquisition. The cash received from the issuance of the $205.0 million convertible notes was held in a restricted cash account until the closing of the acquisition. We recorded interest expense of approximately $7.2 million in 2007, $7.7 million in 2006 and $5.3 million in 2005 and paid interest of approximately $7.7 million in 2007, $6.7 million in 2006 and $4.8 million in 2005. In the fourth quarter of 2007, H&F, SLP and other partners converted a portion of the $205.0 million convertible notes into common stock and exercised a portion of the warrants. The related shares were subsequently sold. See “Conversion of 3.75% Convertible Notes,” below for further discussion.

In order to facilitate the INET transaction, H&F also restructured the terms of our original convertible $240.0 million subordinated notes, extending the maturity date from May 2006 to October 2012, lowering the interest coupon rate to 3.75% from 4.0% and lowering the conversion price to $14.50 from $20.00, or 16,551,724 shares, subject to adjustment, for stock splits, dividends, combinations, recapitalizations or similar events. H&F also was issued additional warrants to purchase 2,753,448 shares of our common stock at a price of $14.50 per share. These warrants also became exercisable on April 22, 2006 and would have expired on December 8, 2008, the third anniversary of the closing of the INET acquisition. In accordance with EITF Issue 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” a substantial modification of terms should be accounted for and reported in the same manner as an extinguishment of debt. We considered the modification of the terms of our original convertible $240.0 million subordinated notes to be substantial and therefore recorded a pre-tax charge of $7.4 million related to the restructuring of the $240.0 million convertible notes, which is included in general, administrative and other expense in the Consolidated Statements of Income for the year ended December 31, 2005. We recorded interest expense on the $240.0 million convertible notes of approximately $7.5 million in 2007, $9.0 million in 2006 and $6.2 million in 2005 and paid interest of approximately $9.0 million in 2007, $9.0 million in 2006 and $4.5 million in 2005. Interest expense totaled $3.0 million and interest paid totaled $3.4 million on the $240.0 million subordinated notes for the year ended December 31, 2005. In the fourth quarter of 2007, H&F converted all of the shares underlying the $240.0 million convertible notes and exercised all of its warrants. The related shares were subsequently sold. See “Conversion of 3.75% Convertible Notes,” below for further discussion

Conversion of 3.75% Convertible Notes

In the fourth quarter of 2007, H&F sold 23,545,368 shares of our common stock in a public offering. The shares sold consisted of shares issued through the conversion of the 3.75% convertible notes issued to H&F, the cashless exercise of the warrants issued to H&F, as well as shares held outright by H&F, which were purchased from us in a separate transaction. As part of the cashless exercise of warrants, H&F delivered to us 1,044,276 shares of our common stock. The sale consisted of H&F’s entire stake in Nasdaq. Nasdaq did not receive any of the proceeds from the offering.

Also in the fourth quarter of 2007, SLP and other partners sold 1,732,491 shares of our common stock. The shares sold consisted of a portion of shares issued through the conversion of the 3.75% convertible notes issued to SLP and other partners, and the cashless exercise of a portion of the warrants issued to other partners. As part of the cashless exercise of warrants, the other partners delivered to us 7,350 shares of our common stock. SLP did not exercise any of their warrants. As a result of the above, as of December 31, 2007, approximately $120.1 million in aggregate principal amount of the 3.75% convertible notes remain outstanding.

On an as-converted basis at December 31, 2007, SLP owned an approximate 6.5% equity interest in us as a result of its ownership of $118.6 million in aggregate principal amount of the 3.75% convertible notes, which are convertible into 8,179,715 shares of our common stock, and 1,523,325 shares underlying warrants. We have registered the shares underlying SLP and other partners’ notes on a Form S-3 registration statement.

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

The 3.75% convertible notes are obligations of the Exchange, ranking junior to all senior indebtedness (as defined in the indenture governing the 3.75% notes) of the Exchange and pari passu in right of payment with all other unsubordinated indebtedness of the Exchange. See, “Obligations Under Guarantee,” of Note 19, “Commitments, Contingencies and Guarantee,” for further discussion. The indenture governing the notes limits our ability to incur future senior secured indebtedness unless at the time of incurrence, we maintain a ratio of aggregate senior secured indebtedness to EBITDA (as defined in the indenture) for the most recent four consecutive quarters of not greater than 4.0 to 1.0.

At December 31, 2007, we were in compliance with the covenants under our 3.75% convertible notes.

Debt Issuance Costs

In conjunction with the issuance of the $205.0 million convertible notes and restructuring of the $240.0 million convertible notes, we incurred debt issuance costs of $2.6 million in 2005. These costs, which are capitalized and included in other assets in the Consolidated Balance Sheets, are being amortized over the life of each debt obligation. In connection with the sale of all of the shares underlying the $240.0 million convertible notes and a portion of the shares underlying the $205.0 million convertible notes, we recorded a pre-tax charge of $1.1 million for the loss on early extinguishment of debt, which is included in general, administrative and other expense in the Consolidated Statements of Income. Therefore, debt issuance costs remaining on the 3.75% convertible notes after the loss on early extinguishment of debt were $0.8 million at December 31, 2007. Amortization expense which was recorded as additional interest expense for these costs was immaterial for 2007, 2006 and 2005.

$825 Million Senior Secured Financing

In connection with the INET transaction, we also entered into a credit agreement dated December 8, 2005. The credit agreement which provided for credit up to $825.0 million of senior secured financing included:

(1)	a six-year $750.0 million senior term loan facility with a letter of credit subfacility and swingline loan subfacility; and

(2)	a five-year un-drawn $75.0 million revolving credit facility.

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

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Amounts Outstanding under the April 2006 Credit Facility

Under the terms of the April 2006 Credit Facility, excluding the un-drawn $75.0 million revolving credit facility, any amounts prepaid constitute permanent reductions in availability. Therefore, after the above activity, debt outstanding at December 31, 2006 totaled:

(1)	$750.0 million senior term loan facility; and

(2)	$434.8 million from the $1.1 billion secured term loan facility.

Debt Issuance Costs

We incurred debt issuance costs of $17.5 million in connection with the April 2006 Credit Facility. These costs were capitalized and were included in other assets in the Consolidated Balance Sheets and were being amortized over the life of the facility. As noted above, we recorded a loss of $8.6 million on the early extinguishment of debt. Therefore debt issuance costs remaining on the April 2006 Credit Facility after the loss on early extinguishment of debt was $8.9 million at December 31, 2006.

May 2006 Credit Facility

The April 2006 Credit Facility was amended and restated into two new credit facilities, or the Credit Facilities, on May 19, 2006. See “Credit Facilities,” below for further discussion.

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

Credit Facilities

The Credit Facilities provided for credit up to $1.3 billion of secured financing and included:

(1)	a $825.0 million senior credit agreement, which includes:

•	a six-year $750.0 million senior term loan facility, or $750.0 million senior term loan facility with a letter of credit subfacility and swingline loan subfacility; and

•	a five-year un-drawn $75.0 million revolving credit facility.

(2)	a $434.8 million six-year secured term loan credit agreement, or $434.8 million term loan credit agreement.

2006 Activity under the Credit Facilities

In July 2006, we completed the sale of our building and related assets located in Trumbull, Connecticut. In accordance with the terms of the Credit Facilities, we prepaid approximately $9.7 million of the $750 million senior term loan facility and approximately $5.7 million of the $434.8 million secured term loan credit agreement with a portion of the net proceeds from the sale. We used the remaining proceeds for general corporate purposes. See “Real Estate Consolidation,” of Note 5, “Cost Reduction Program and INET Integration,” for further discussion.

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

2007 Activity under the Credit Facilities

On September 28, 2007, Nasdaq used $1,055.5 million of the proceeds from its sale of the share capital of the LSE to repay in full and terminate the $825.0 million senior credit agreement and the $434.8 million secured term loan credit agreement, or the Credit Facilities. See Note 7, “Investments,” for further discussion of the sale of the share capital of the LSE.

Under the Credit Facilities, we were required to make quarterly principal amortization payments. During the year ended December 31, 2007, we paid approximately $3.6 million on the $825.0 million senior credit agreement and approximately $1.7 million on the $434.8 million term loan credit agreement. During the year ended December 31, 2006, we paid approximately $5.6 million of the $750 million senior term loan facility and approximately $3.0 million of the $434.8 million term loan credit agreement. We were permitted to prepay borrowings under the Credit Facilities at any time in whole or in part, subject to our remaining in compliance with our debt covenants and our obligation to pay additional fees in certain circumstances. We were required to make mandatory prepayments upon the receipt of net proceeds in the case of a sale, transfer or other disposition of an asset or other events as described in the Credit Facilities. Beginning in 2007, we also were required to use a percentage of our prior year’s excess cash flow to prepay loans outstanding under the Credit Facilities. The percentage of cash flow we were required to use for prepayments varied depending on our leverage ratio at the end of the year for which cash flow is calculated, with the maximum prepayment percentage set at 50.0%. No

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

prepayment was required during 2007 based on our optional net prepayment in November 2006 and our excess cash flow. However, due to the sale of the share capital of the LSE, Nasdaq was required to pay the Credit Facilities in full with the proceeds from the sale.

The average interest rate through September 28, 2007, which is the date of full repayment and termination of our Credit Facilities, was 7.11%. Interest expense totaled approximately $56.6 million and interest paid totaled $59.7 million in 2007. The average interest rate during 2006 on the April 2006 Credit Facility and the Credit Facilities was 7.10%. Interest expense totaled approximately $58.0 million and interest paid totaled $54.9 million in 2006.

Nasdaq paid a commitment fee of 0.50% per annum on the average daily unused portion of the revolving credit facility which was approximately $0.3 million for 2007 and 2006.

Debt Issuance Costs

In connection with the early extinguishment of the Credit Facilities on September 28, 2007, we recorded a pre-tax charge of $5.8 million for the loss on early extinguishment of debt, which is included in general, administrative and other expense in the Consolidated Statements of Income in 2007. As discussed above, we incurred debt issuance costs of $17.5 million in connection with the April 2006 Credit Facility. After the repayments in May and November 2006, which resulted in an acceleration of debt issuance costs of $9.7 million and amortization expense of $1.1 million in 2006, the unamortized balance of debt issuance costs was $6.7 million at December 31, 2006. These costs were included in other assets in the Consolidated Balance Sheets as of December 31, 2006.

Financing the Proposed Business Combination with OMX

New Credit Facilities

In connection with the contemplated combination with OMX, Nasdaq has received a debt commitment letter, dated as of November 6, 2007 (the “Commitment Letter”), from Bank of America, N.A. and JPMorgan Chase Bank, N.A. (collectively the “Banks”) for the commitment of debt financing consisting of term loan facilities and a revolving credit facility (collectively the “ New Credit Facilities”). We expect the New Credit Facilities to provide for up to $2,075.0 million of senior secured loans, which will include (i) a five-year, $2,000.0 million senior secured term loan facility (the “Term Loan Facility”), which consists of (a) an up to $1,050.0 million term loan facility allocated to the OMX combination (to the extent that less than 100% of the OMX shares are purchased on the OMX closing date, the remaining portion of this part of the Term Loan Facility would be allocated to a delayed draw term loan facility that will be available for six months following the closing date to purchase the remaining OMX shares, if any, as well as to refinance certain existing debt of OMX and its subsidiaries that is not refinanced on the closing date), (b) a $650.0 million delayed draw term loan facility allocated to the PHLX acquisition that will be available until July 31, 2008, and (c) a $300.0 million delayed draw term loan facility that will be available for six months following the closing of the OMX combination to fund the proposed Nord Pool acquisition and (ii) a five-year, $75.0 million senior secured revolving credit facility, with a letter of credit subfacility and swingline loan subfacility (the “Revolving Credit Facility”), which we expect to be undrawn at the closing of the OMX combination.

In addition to providing financing for the combination with OMX and the acquisitions of PHLX and certain assets of Nord Pool, we intend to use the debt financing under the New Credit Facilities to (i) pay fees and expenses incurred in connection with the transactions, (ii) repay certain indebtedness of OMX, PHLX and their respective subsidiaries and (iii) provide ongoing working capital and provide for other general corporate purposes of The NASDAQ OMX Group and its subsidiaries.

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

Borrowings under the New Credit Facilities (other than swingline loans) will bear interest, at our option, at either (i) the base rate (the higher of the prime rate announced by the Bank of America, N.A, and the federal funds effective rate plus 0.50%), plus an applicable margin, or (ii) the LIBO rate (set by the British Bankers Association LIBOR Rate), plus an applicable margin. We expect the interest rate on swingline loans made under the New Credit Facilities to be at the base rate, plus an applicable margin.

We expect our obligations under the New Credit Facilities (i) to be guaranteed by each of the existing and future direct and indirect material wholly-owned domestic subsidiaries of Nasdaq, subject to certain exceptions, and (ii) to be secured, subject to certain exceptions, by all the capital stock of each of our present and future subsidiaries (limited, in the case of foreign subsidiaries, to 65.0% of the voting stock of such subsidiaries) and all of the present and future property and assets (real and personal) of Nasdaq and the guarantors.

We expect the New Credit Facilities to contain customary negative covenants applicable to Nasdaq and its subsidiaries, including the following:

•	limitations on the payment of dividends and redemptions of Nasdaq’s capital stock;

•	limitations on changes in Nasdaq’s business;

•	limitations on amendment of subordinated debt agreements;

•	limitations on prepayments, redemptions and repurchases of debt;

•	limitations on liens and sale-leaseback transactions;

•	limitations on mergers, recapitalizations, acquisitions and asset sales;

•	limitations on transactions with affiliates;

•	limitations on restrictions on liens and other restrictive agreements; and

•	limitations on loans, guarantees, investments, incurrence of debt and hedging arrangements.

In addition, we expect the New Credit Facilities to contain financial covenants, specifically, maintenance of a minimum interest expense coverage ratio and a maximum total leverage ratio, each to be defined in the New Credit Facilities.

We expect the New Credit Facilities also to contain customary affirmative covenants, including access to financial statements, notice of defaults and certain other material events, and maintenance of business and insurance, and events of default, including cross-defaults to our material indebtedness.

We expect to be permitted to repay borrowings under the New Credit Facilities at any time in whole or in part, without penalty. We also expect to be required to repay loans outstanding under the New Credit Facilities (i) with net cash proceeds from sales of property and assets of Nasdaq and its subsidiaries (excluding inventory sales and other sales in the ordinary course of business) and casualty and condemnation proceeds, in each case subject to exceptions and thresholds to be agreed and subject to reinvestment rights; (ii) with net cash proceeds from the issuance or incurrence of additional indebtedness other than indebtedness permitted by the New Credit Facilities; and (iii) with a percentage of our excess cash flow, and we expect the percentage of such excess cash flow we will be required to use for repayments will vary depending on our leverage ratio at the end of the year for which cash flow is calculated, starting in 2008, with the maximum repayment percentage set at 50.0% of excess cash flow.

The Commitment Letter provides that if definitive, signed bank finance documentation is not negotiated and signed by the earlier of the closing date with respect to the OMX combination and April 15, 2008, Nasdaq and

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

the Banks will execute and deliver an interim loan agreement in the form annexed to the Commitment Letter and provide New Credit Facilities in an aggregate amount of up to $2,200 million thereunder.

Convertible Senior Notes

In connection with the proposed combination with OMX, we have entered into an agreement to sell $425 million aggregate principal amount of 2.50% convertible senior notes due 2013. We have also granted an option to the initial purchasers of the notes to purchase up to an additional $50 million in principal amount of notes to cover over-allotments. The interest rate on the notes will be 2.50% per annum payable semi-annually in arrears of February 15 and August 15, beginning August 15, 2008. The notes will mature on August 15, 2013.

The notes are convertible in certain circumstances specified in the indenture for the notes. Upon conversion, holders will receive, at the election of Nasdaq, cash, common stock or a combination of cash and common stock. It is our current intent and policy to settle the principal amount of the notes in cash. The conversion rate will initially be 18.1386 shares of common stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $55.13 per share of common stock. The conversion rate will be subject to adjustment upon the occurrence of specified events. Subject to certain exceptions, if we undergo a “fundamental change” as described in the indenture, holders may require us to purchase their notes at a price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest.

In connection with the sale of the notes, we expect to enter into a registration rights agreement, requiring us within the time periods and subject to the requirements specified in the agreement, to register the notes and the shares issuable upon conversion of the notes, and pay additional interest upon our failure to do so.

The sale of the notes is expected to close on February 26, 2008.

10. Income Taxes

The income tax provision consists of the following amounts:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Current income taxes:
Federal	$256,738	$61,789	$39,502
State	34,030	9,526	577
Foreign	316	533	554

Total current income taxes	291,084	71,848	40,633

Deferred income taxes:
Federal	(13,310)	9,264	(2,059)
State	(2,272)	4,140	5,998
Foreign	—	—	—

Total deferred income taxes	(15,582)	13,404	3,939

Total income tax provision	$275,502	$85,252	$44,572

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

A reconciliation of the income tax provision, based on the U.S. federal statutory rate, to our actual income tax provision for the years ended December 31, 2007, 2006 and 2005 is as follows:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Federal income tax provision at the statutory rate	35.0%	35.0%	35.0%
State income tax provision, net of federal effect	2.6%	4.2%	4.0%
Nondeductible expenses	0.1%	0.6%	2.4%
Change in valuation allowance	(2.6)%	(0.1)%	0.6%
Other, net	(0.4)%	0.3%	(0.1)%

Actual income tax provision	34.7%	40.0%	41.9%

The temporary differences, which give rise to our deferred tax assets and (liabilities) consisted of the following:

	December 31,
	2007	2006
	(in thousands)
Deferred tax assets:
Deferred revenues	$35,853	$36,098
Acquired net operating loss(1)	—	29,201
Foreign net operating loss	568	1,296
State net operating loss	—	463
Compensation and benefits	20,942	24,255
Lease reserves	8,256	8,455
Acquired capital loss carryforward(1)	—	32,965
Capital loss carryforward	—	7,365
Provision for bad debts	5,927	5,537
Other	3,095	3,348

Gross deferred tax assets	74,641	148,983

Deferred tax liabilities:
Depreciation	(2,446)	(3,963)
Amortization of software development costs	(10,533)	(10,338)
Amortization of acquired intangible assets	(68,436)	(68,626)
Investment in LSE and other investments	(14,762)	(127,471)
Other	(4,441)	(386)

Gross deferred tax liabilities	(100,618)	(210,784)

Net deferred tax (liabilities) assets before valuation allowance	(25,977)	(61,801)

Less: valuation allowance(1)	(568)	(40,899)

Net deferred tax (liabilities) assets	$(26,545)	$(102,700)

(1)

As of December 31, 2006, we recorded a deferred tax asset of $62.2 million on the 2005 sale of Instinet’s Institutional Brokerage division related to acquired operating and capital loss carryforwards. Included in this amount and reserved in the valuation allowance at December 31, 2006 was a deferred tax asset for a capital loss carryforward of $33.0 million. In 2007, due to the capital gain on the sale of the share capital of the LSE, Nasdaq was able to utilize the $33.0 million capital loss carryforward which was previously reserved in the valuation allowance. The release of the $33.0 million valuation allowance resulted in a decrease to goodwill. In addition, we were able to utilize the acquired operating loss to reduce Nasdaq’s tax liability in 2007.

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

In 2007, we recorded an additional $26.9 million deferred tax asset related to the sale of Instinet’s Institutional Brokerage division, through goodwill. This additional tax benefit, which resulted from an adjustment to the tax basis of the division on the date of the sale, was recorded through goodwill as such adjustment related to a tax period prior to the sale. As a result of the sale of LSE, we were able to utilize the full amount to reduce Nasdaq’s tax liability.

Related to the sale of Instinet’s Institutional Brokerage Division to SLP, we entered into an agreement with Instinet, for the benefit of SLP, to share the tax benefits on the sale. As of December 31, 2006 we recorded a payable to Instinet in the amount of $27.9 million, through goodwill, representing the estimate of the amounts due under that arrangement. As a result of the additional tax benefits recorded in 2007, we were required to share an additional $19.5 million with Instinet, under the terms of the agreement. As the adjustment occurred after the allocation period, we recorded the adjustment of $11.8 million (net of tax) through net income. In 2007, $47.3 million was paid to Instinet. As of December 31, 2007, we do not owe Instinet any additional amounts.

Of the $0.6 million foreign net operating loss, $0.4 million will expire 2008 through 2012 and $0.2 million has no expiration date.

The change in the valuation allowance from December 31, 2006 to December 31, 2007 is as follows:

(in thousands)
Balance at December 31, 2006	$(40,899)
Change in tax rate	(188)
Capital loss carryforward	(9)
Utilization of foreign net operating loss carryforward	1
Utilization of capital loss carryforward	40,527 (1)

Balance at December 31, 2007	$(568)

(1)	Of this amount, $33.0 million affects goodwill and other balance sheet accounts and $7.5 million affects tax expense.

Not included in the deferred tax assets for the year ended December 31, 2006 is a capital loss carryforward of $15.8 million generated through discontinued operations. Since we believed that it was more likely than not that we would not realize a benefit on this asset, we established a valuation allowance of $15.8 million. Due to the sale of the share capital of the LSE, we released the valuation allowance through continued operations and utilized the $15.8 million capital loss carryforward.

The following represents the domestic and foreign components of income before income tax provision:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Domestic	$417,665	$213,256	$104,556
Foreign	376,238	(111)	1,706

Income before income tax provision	$793,903	$213,145	$106,262

In 2007, 2006 and 2005 we recorded income tax benefits of $16.2 million, $24.8 million and $21.5 million, respectively, primarily related to employee stock option exercises. These amounts were recorded to additional paid-in-capital in the Consolidated Balance Sheets.

We are subject to examination by federal, state and local, and foreign tax authorities. We regularly assess the likelihood of additional assessments by each jurisdiction and have established tax reserves that we believe are adequate in relation to the potential for additional assessments. We believe that the resolution of tax matters will

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

not have a material effect on the Company’s financial condition but may be material to the Company’s operating results for a particular period and upon the effective tax rate for that period.

We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized a $1.0 million increase to reserves for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings in the Consolidated Balance Sheets. At the adoption date of January 1, 2007, we had $9.2 million of unrecognized tax benefits of which $7.9 million would affect our effective tax rate if recognized. As of December 31, 2007, we had $7.6 million of unrecognized benefits of which $4.0 would affect our effective tax rate if recognized.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$9,232
Additions as a result of tax positions taken in prior periods	454
Additions as a result of tax positions taken in the current period	1,487
Additions as a result of tax positions taken in prior years, related to acquired entities	1,609
Reductions due to the lapse of applicable statute of limitations	(5,138)

Balance at December 31, 2007	$7,644

Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. We had $1.8 million accrued for interest and penalties, net of tax effect on January 1, 2007. As of December 31, 2007 we had $2.7 million accrued for interest and penalties, net of tax effect.

Nasdaq and its eligible subsidiaries file a consolidated U.S. federal income tax return and applicable state and local income tax returns. Federal income tax returns for years 2004-2006 are subject to examination by the Internal Revenue Service. Several state tax returns are currently under examination by the respective tax authorities for years 1996-2002 and we remain subject to state audits for years 2003-2006. We expect to settle several state audits during 2008. The final outcome of such audits can not yet be determined. We anticipate that the adjustments will not have a material impact on our consolidated financial position or results of operations.

11. Employee Benefits

Prior to January 1, 2006, we were a participating employer in a non-contributory, defined-benefit pension plan that FINRA sponsors, for the benefit of its eligible employees and the eligible employees of its subsidiaries. The benefits were primarily based on years of service and the employees’ career-average salary during employment, subject to a phase-in period. As part of our separation from FINRA, effective January 1, 2006, we adopted our own non-contributory, defined-benefit pension plan named The Nasdaq Stock Market, Inc. Pension Plan, or Pension Plan, and transferred our participants in FINRA’s pension plan to our Pension Plan. The adoption of our own plan did not have an impact on our consolidated financial position or results of operations. As of July 1, 2006, our Pension Plan was frozen to new employees hired after June 30, 2006.

We also participate in a SERP for certain senior executives. The SERP is an unfunded plan.

We also provide medical benefits to retirees and their eligible dependents, as well as life insurance to retirees, who meet eligibility requirements through our post-retirement benefit plans. Subsidized medical benefits are not available to retirees upon reaching age 65. We currently pay the premium for the life insurance benefit.

In the first quarter of 2007, we announced that our Pension Plan and SERP were frozen effective May 1, 2007. Future service and salary for all participants do not count toward an accrual of benefits under the Pension Plan and SERP after April 30, 2007. All of the other features of the Pension Plan and SERP remain unchanged. As a result of the Pension Plan and SERP freeze, a curtailment gain of approximately $6.1 million was recognized in compensation and benefits expense in the Consolidated Statements of Income for the year ended December 31, 2007. Additionally, as a result of the Pension Plan and SERP freeze, there was a $12.6 million

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

reduction in our year end benefit obligation since future service and salary for all participants no longer count toward the accrual of benefits. This reduction was a component of the total underfunded status of the Pension and SERP Plans that is included in other liabilities and accrued personnel costs in the Consolidated Balance Sheets.

Adoption of SFAS 158

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

The incremental effects of adopting the provisions of SFAS 158 on our Consolidated Balance Sheet at December 31, 2006 are presented in the following table. The adoption of SFAS 158 had no effect on our Consolidated Statement of Income for the year ended December 31, 2007 and 2006, or for any prior period presented, and it will not affect our operating results in future periods. Had we not been required to adopt SFAS 158 at December 31, 2006, we would have recognized an additional minimum liability pursuant to the provisions of SFAS 87 for our Pension Plan and SERP. The effect of recognizing the additional minimum liability is included in table below in the column labeled “Before Application of SFAS 158.”

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

At December 31, 2007, there was an unrecognized net actuarial loss of $10.2 million ($6.2 million net of tax) included in accumulated other comprehensive income, accrued personnel costs and other liabilities in the

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

Consolidated Balance Sheets. The unrecognized net actuarial loss which is expected to be recognized in net periodic pension cost during the fiscal year ending December 31, 2008 is $0.6 million ($0.4 million net of tax).

Components of Net Periodic Benefit Cost

The following table sets forth the components of net periodic pension, SERP and post-retirement benefits cost recognized in compensation and benefits expense in the Consolidated Statements of Income:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Components of net periodic benefit cost
Service cost	$2,302	$6,777	$6,294
Interest cost	3,492	3,998	4,057
Expected return on plan assets	(2,797)	(2,831)	(2,655)
Amortization of unrecognized transition asset	(37)	(46)	(57)
Recognized net actuarial loss	608	1,269	1,655
Prior service cost recognized	(191)	(510)	(270)
Settlement loss recognized	905	443	—
Curtailment gain	(6,028)	—	—

Benefit cost (gain)	$(1,746)	$9,100	$9,024

Benefit Obligations and Funded Status

The following table provides a reconciliation of the changes in the benefit obligations, the plan assets and the funded status of our pension, SERP and post-retirement plans:

	2007				2006
	Pension	SERP	Post- retirement	Total	Pension	SERP	Post- retirement	Total
	(in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$60,743	$14,392	$673	$75,808	$55,502	$19,512	$725	$75,739
Service cost	1,664	620	18	2,302	4,891	1,868	18	6,777
Interest cost	2,588	876	28	3,492	3,217	744	37	3,998
Actuarial losses (gains)	245	359	(185)	419	9,943	(557)	(8)	9,378
Benefits paid	(7,646)	(580)	(24)	(8,250)	(13,038)	(7,175)	(99)	(20,312)
Plan amendments	—	—	—	—	228	—	—	228
Curtailments	(13,075)	435	—	(12,640)	—	—	—	—
Settlements	(4,901)	—	—	(4,901)	—	—	—	—
Gain due to change in discount rate	(1,802)	(287)	(16)	(2,105)	—	—	—	—
Loss due to change in mortality rate	578	268	—	846	—	—	—	—

Benefit obligation at end of year	38,394	16,083	494	54,971	60,743	14,392	673	75,808

Change in plan assets
Fair value of plan assets at beginning of year	32,525	—	—	32,525	32,825	—	—	32,825
Separation from FINRA	—	—	—	—	359	—	—	359
Actual return on plan assets	(352)	—	—	(352)	6,427	—	—	6,427
Company contributions	6,449	—	24	6,473	5,952	7,175	99	13,226
Employee contributions	—	580	205	785	—	—	217	217
Benefits paid	(7,647)	(580)	(229)	(8,456)	(13,038)	(7,175)	(316)	(20,529)

Fair value of plan assets at end of year	30,975	—	—	30,975	32,525	—	—	32,525

Under funded status of the plan	(7,419)	(16,083)	(494)	(23,996)	(28,218)	(14,392)	(673)	(43,283)
Accumulated benefit obligation	$38,394	$16,083	$494	$54,971	$47,261	$14,392	$673	$62,328

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

The total under funded status of the pension, SERP and post-retirement plans of $24.0 million at December 31, 2007 and $43.3 million at December 31, 2006 is included in other liabilities and accrued personnel costs in the Consolidated Balance Sheets. No plan assets are expected to be returned to us during the year ending December 31, 2008.

Actuarial Assumptions

The following tables provide the weighted-average actuarial assumptions:

Weighted-average assumptions used to determine benefit obligations:

	2007	2006
Discount rate:
Pension	6.00%	5.75%
SERP	6.00%	5.75%
Post-retirement	6.00%	5.75%

Rate of compensation increase:
Pension(1)	4.50%	4.50%
SERP	N/A	4.00%
Post-retirement	N/A	N/A

Weighted-average assumptions used to determine net benefit cost:

	2007	2006	2005
Discount rate:
Pension	5.75%	5.75%	5.75%
SERP	5.75%	5.75%	5.75%
Post-retirement	5.75%	5.75%	5.75%

Rate of compensation increase:
Pension(1)	4.50%	4.50%	4.50%
SERP(1)	4.00%	4.00%	4.00%
Post-retirement	N/A	N/A	N/A

Expected return on plan assets:
Pension	8.50%	8.50%	8.50%
SERP	N/A	N/A	N/A
Post-retirement	N/A	N/A	N/A

N/A—Not applicable

(1)	For the year ended December 31, 2007, the compensation rate increase was calculated up to the Pension and SERP Plans freeze date of May 1, 2007.

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

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

The weighted-average assumed healthcare cost trend rate used for post-retirement measurement purposes is 10.0% for 2008 and for the remaining life of the post-retirement medical plan, which will terminate when the last eligible participant reaches the age of 65. A one percent increase or decrease in the assumed healthcare cost trend would have an immaterial effect on the post-retirement service and interest cost and post-retirement benefit obligation.

The investment policy and strategy of the plan assets, adopted by Nasdaq’s Pension Plan Committee, is to provide for preservation of principal, both in nominal and real terms, in order to meet the long-term spending needs of the Pension Plan by investing assets per the target allocations stated below. Asset allocations are reviewed quarterly and adjusted, as appropriate, to remain within target allocations. The investment policy is reviewed on an annual basis, under the advisement of an investment consultant, to determine if the policy or asset allocation targets should be changed. The plan assets consisted of the following as of December 31:

	Target Allocation	2007	2006
Equity securities	60.0%	53.8%	61.0%
Debt securities and cash equivalents	20.0%	26.3	18.3
Other investment strategies	20.0%	19.9	20.7

Total		100.0%	100.0%

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

Estimated Future Benefit Payments

Based on the current Internal Revenue Service regulations, we expect to contribute approximately $2.1 million to the Pension Plan in 2008 for the 2007 plan year. The SERP is an unfunded plan.

We expect to make the following benefit payments to participants in the next ten fiscal years:

	Pension	SERP	Post-retirement	Total
	(in thousands)
Fiscal year ended:
2008	$1,934	$580	$34	$2,548
2009	1,974	3,546	31	5,551
2010	2,166	574	28	2,768
2011	2,190	4,813	26	7,029
2012	2,355	705	23	3,083
2013 through 2017	13,953	4,327	109	18,389

	$24,572	$14,545	$251	$39,368

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

Defined Contribution Savings Plan

We sponsor a voluntary defined contribution savings plan, or 401(k) plan. Employees are immediately eligible to make contributions to the plan and are also eligible for an employer contribution match at an amount equal to 100.0% of the first 4.0% of eligible employee contributions. Savings plan expense included in compensation and benefits expense in the Consolidated Statements of Income was $3.2 million in both 2007 and 2006 and $2.7 million in 2005.

We also added a new profit-sharing contribution feature to our 401(k) plan. Eligible employees will receive employer retirement contributions, or ERCs, when we meet our annual corporate goals. In addition, we adopted a supplement ERC for a select highly compensated employees whose ERCs are limited by the annual Internal Revenue Service compensation limit. The ERC and supplement ERC began on July 1, 2007. ERC expense was $3.3 million in 2007 and is included in compensation and benefits expense in the Consolidated Statements of Income. Of this amount, 50% was based on us meeting our annual corporate goals and 50% was based on discretionary contributions made by the Nasdaq Management Compensation Committee.

12. Share-Based Compensation

We have a share-based compensation program that provides our Board of Directors broad discretion in creating employee equity incentives. Grants of stock options, restricted stock and performance share units are designed to reward employees for their long-term contributions to us and provide incentives for them to remain with us. Restricted stock awards are generally time-based and vest over two to five-year periods beginning on the date of the grant. Stock options are also generally time-based. Stock option awards granted prior to January 1, 2005 generally vest 33% on each annual anniversary of the grant date over three years and expire ten years from the grant date. Stock option awards granted after January 1, 2005 generally vest 25% on each anniversary of the grant date over four years and also expire ten years from the grant date. In 2004 we granted Performance Accelerated Stock Options, or PASOs, for officers and a select group of non-officer employees. These PASOs included a performance based accelerated vesting feature based on us achieving specific levels of performance. Since we achieved the specific levels of performance for accelerated vesting, 50.0% of the PASO awards vested on January 15, 2008 and the remaining 50.0% will vest on January 15, 2009.

In December 2007 and 2006, we granted non-qualified stock options and restricted stock awards to all active employees which also includes a performance based accelerated vesting feature based on us achieving specific levels of performance. For the 2007 grant, if we achieve the applicable performance parameters in 2008, the grant will vest on the fourth anniversary of the grant date. If we exceed the applicable performance parameters in 2008, the grant will vest on the third anniversary of the grant date, or will be extended to vest on the fifth anniversary of the grant date if applicable performance parameters are not met. For the 2006 grant, if we achieve the applicable performance parameters in 2007, 50.0% of such grant will vest on the fourth anniversary of the grant date. If we exceed the applicable performance parameters in 2007, 50.0% of the award will vest on the third anniversary of the grant date, or will be extended to vest on the fifth anniversary of the grant date if applicable performance parameters are not met. The remaining 50.0% of such grant shall vest on the fifth anniversary of the grant date, subject to accelerated vesting of 50.0% of the award on the fourth anniversary of the grant date, or extended vesting on the sixth anniversary of the grant date, upon achievement of the applicable performance parameters. Options issued under these grants also expire ten years from the grant date. In 2007, we exceeded the applicable performance parameters. Therefore, 50% of the 2006 award will vest on the third anniversary of the grant date and 50% of the 2006 award will vest of the fourth anniversary of the grant date. In accordance with SFAS 123(R), we accelerated the related stock option expense on a prospective basis in 2007 as the award will vest over a shorter period.

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

In 2007, certain executive officers also received grants of 181,152 performance share units, or PSUs. Like our PASOs, the PSUs are based on performance levels. However, for PASOs, the performance measure impacts the vesting period, and for PSUs, the performance measure impacts the amount of shares that each executive will receive upon vesting. Of the 181,152 PSUs granted, 120,000 units are subject to a three year performance period and vest at the end of the period. The remaining 61,152 units are subject to a one year performance period and vest three years after the end of the performance period. The total expense in 2007 for the PSUs was $1.0 million. For accounting purposes, we consider PSUs to be a form of restricted stock. In addition to the PSUs, in December 2006, there was an executive grant of 960,000 stock options, which vest over six years. The total expense in 2007 was $3.6 million and in 2006 was $0.2 million for this grant.

Our ESPP allows eligible employees to purchase a limited number of shares of our common stock at six-month intervals, called offering periods, at 85.0% of the lower of the fair market value on the first or the last day of each offering period. The 15.0% discount given to our employees is included in compensation and benefits expense in the Consolidated Statements of Income beginning January 1, 2006 with the adoption of SFAS 123(R).

Shares issued as a result of equity awards and our ESPP were generally first issued out of common stock in treasury. As of December 31, 2007, we had approximately 6.1 million shares of common stock reserved for future issuance under our equity award plan and ESPP. As a result of the conversion of the 3.75% convertible notes and exercise of related warrants, we have depleted the majority of our treasury stock balance. Therefore, shares issued as a result of equity awards and our ESPP are generally first issued out of common stock as newly issued shares.

The following table shows the total share-based compensation expense resulting from equity awards and the 15.0% discount for the ESPP for the years ended December 31, 2007 and 2006 and restricted stock awards for year ended December 31, 2005 in the Consolidated Statements of Income:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Share-based compensation expense before income taxes	$16,746	$9,871	$1,358
Income tax benefit	(6,623)	(3,872)	(533)

Total share-based compensation expense after income taxes	$10,123	$5,999	$825

Prior to the adoption of SFAS 123(R), we applied SFAS 123, “Accounting for Share-Based Compensation,” or SFAS 123, amended by SFAS No. 148, “Accounting for Share-Based Compensation—Transition and Disclosure,” or SFAS 148, which allowed companies to apply the existing accounting rules under APB 25 and related interpretations. In general, as the exercise price of options granted under these plans was equal to the market price of the underlying common stock on the grant date, we did not recognize share-based employee compensation cost in our net income for periods prior to the adoption of SFAS 123(R). As a result of adopting SFAS 123(R), we recorded $16.2 million for the year ended December 31, 2007 and $24.8 million for the year ended December 31, 2006 of income tax benefits related to tax deductions in excess of the compensation cost recognized from the exercise of stock options as cash provided by financing activities in the Consolidated Statements of Cash Flows. For the year ended December 31, 2005, a $21.5 million benefit arose from the tax deductions related to the exercise of stock options. On January 1, 2006, as required by SFAS 123(R), we recorded the deferred stock compensation and common stock issuable balances to additional paid-in capital.

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Year Ended December 31, 2005
(in thousands, except per share amounts)
Reported net income	$61,690
Share-based compensation cost determined under fair-value-based method for stock options (net of tax of $2,418)	(3,746)

Pro forma net income	$57,944

Pro forma basic earnings per share	$0.64

Pro forma diluted earnings per share	$0.54

We estimated the fair value of share-based awards using the Black-Scholes valuation model with the following weighted-average assumptions:

	Year Ended December 31,
	2007	2006	2005
Expected life (in years)	5	5	5
Weighted-average risk free interest rate	3.84%	4.87%	4.05%
Expected volatility	35.0%	33.8%	30.0%
Dividend yield	—	—	—
Weighted-average fair value at grant date	$16.22	$13.90	$7.05

Our computation of expected life is based on historical exercise patterns. The interest rate for periods within the expected life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. Our computation of expected volatility for the years ended December 31, 2007 and 2006 is based on a combination of historical and market-based implied volatility and for the year ended December 31, 2005 is based on historical volatility. Our former credit facilities prohibited us from paying dividends, and we expect the credit facilities that we plan to enter into in connection with our combination with OMX to include a similar prohibition. Before our former credit facilities were in place, it was not our policy to declare or pay cash dividends on our common stock.

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

A summary of stock option activity for the years ended December 31, 2007, 2006 and 2005 is as follows:

	Stock Options Outstanding
	Number Outstanding	Weighted- Average Exercise Price Per Share
Outstanding at January 1, 2005	17,056,763	$9.75
Grants	439,650	20.59
Exercises	(4,131,058)	12.48
Forfeitures or expirations	(1,253,252)	9.46

Outstanding at December 31, 2005	12,112,103	$9.23
Grants	2,444,393	36.09
Exercises	(2,470,545)	11.76
Forfeitures or expirations	(441,976)	11.85

Outstanding at December 31, 2006	11,643,975	$14.24
Grants	542,879	44.09
Exercises	(1,597,005)	10.08
Forfeitures or expirations	(591,735)	18.79

Outstanding at December 31, 2007	9,998,114	$16.25

We received net cash proceeds from the exercise of approximately 1.6 million stock options of $16.1 million for the year ended December 31, 2007, received net cash proceeds from the exercise of approximately 2.5 million stock options of $28.4 million for the year ended December 31, 2006, and received net cash proceeds from the exercise of approximately 4.1 million stock options of $51.7 million for the year ended December 31, 2005.

The following table summarizes significant ranges of outstanding and exercisable stock options as of December 31, 2007:

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life- Outstanding (in years)	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)	Number Exercisable	Weighted- Average Remaining Contractual Life- Exercisable (in years)	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)
$ 5.28 - $ 7.34	2,067,850	5.8	$5.95	$90,041	2,067,850	5.8	$5.95	$90,041
$ 7.35 - $ 8.34	2,937,600	7.1	$7.38	123,714	182,450	7.0	$7.51	7,659
$ 8.35 - $10.24	1,420,699	6.1	$8.85	57,739	1,420,633	6.1	$8.85	57,737
$10.25 - $14.49	618,222	3.6	$12.75	22,713	618,222	3.6	$12.75	22,713
$14.50 - $19.69	37,400	7.6	$16.19	1,245	13,050	7.6	$16.21	434
$19.70 - $25.01	102,110	6.9	$20.76	2,934	70,310	6.5	$20.28	2,053
$25.02 - $30.09	114,123	8.5	$26.75	2,595	29,624	8.3	$26.40	684
$30.10 - $35.91	93,992	8.8	$32.09	1,635	30,249	8.3	$31.47	545
$35.92 - $38.99	1,917,782	9.1	$36.02	25,838	125,071	8.9	$36.27	1,654
$39.00 - $42.28	197,618	8.7	$40.12	1,852	52,799	8.8	$40.28	486
$42.29 - $48.81	490,718	10.2	$45.39	2,010	—	—	$—	—

Total	9,998,114	7.1	$16.25	$332,316	4,610,258	5.8	$9.58	$184,006

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

The aggregate intrinsic value in the above table represents the total pre-tax intrinsic value (i.e., the difference between our closing stock price on December 31, 2007 of $49.49 and the exercise price, times the number of shares) based on stock options with an exercise price less than Nasdaq’s closing price of $49.49 as of December 31, 2007, which would have been received by the option holders had the option holders exercised their stock options at that date. This amount changes based on the fair market value of our common stock. All outstanding stock options were in-the-money as of December 31, 2007. As of December 31, 2006, 4.4 million outstanding stock options were exercisable and the weighted-average exercise price was $8.71.

Total fair value of stock options vested was $7.4 million for the year ended December 31, 2007 and $4.1 million for the year ended December 31, 2006. The total pre-tax intrinsic value of stock options exercised was $41.8 million during 2007, $67.4 million during 2006 and $56.8 million during 2005.

At December 31, 2007, $22.4 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.9 years.

The following table summarizes our restricted stock award activity for the year ended December 31, 2007:

	Restricted Stock Awards	Weighted- Average Grant Date Fair Value
Unvested awards at January 1, 2007	800,290	$29.35
Granted	634,329	41.67
Vested	(136,750)	18.18
Forfeited	(121,994)	29.91

Unvested awards at December 31, 2007	1,175,875	$37.24

At December 31, 2007, $29.7 million of total unrecognized compensation cost related to restricted stock awards is expected to be recognized over a weighted-average period of 2.0 years.

Under our ESPP employees may purchase shares having a value not exceeding 10.0% of their annual compensation, subject to applicable annual Internal Revenue Service limitations. During 2007 employees purchased 93,472 shares at a weighted-average price of $25.25, during 2006 employees purchased 81,481 shares at a weighted-average price of $24.58, and during 2005 employees purchased 106,347 shares at a weighted-average price of $11.29 under the ESPP. We recorded $0.4 million for both the years ended December 31, 2007 and 2006 of compensation expense for the 15.0% discount that is given to our employees. There was no expense recorded for the year ended December 31, 2005 for the discount under APB 25.

13. Regulatory and Related Party Transactions

Prior to December 20, 2006 we were a subsidiary of FINRA and transactions between Nasdaq and FINRA were considered related party transactions. As discussed in Note 1, “Organization and Nature of Operations,” FINRA achieved full divestiture of ownership of our common stock in 2006 and the one share of Series D preferred stock held by FINRA was redeemed by Nasdaq on December 20, 2006. Therefore, as of December 20, 2006, FINRA no longer maintains voting control of us and is not considered a related party.

Since we sought to preserve a regulatory separation upon operation as a national securities exchange, FINRA continues to provide regulatory services to the Exchange. FINRA charges us for costs incurred related to our market regulation and enforcement. These charges were included in regulatory expense in 2007 and were included in support costs from related parties, net for 2006 and 2005 in the Consolidated Statements on Income.

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

Surveillance and Other Regulatory Charges from NASDR

FINRA provides us with regulatory services, including the regulation of trading activity on The Nasdaq Stock Market and surveillance and investigative functions for us. FINRA charges us for these services based upon FINRA management’s estimated percentage of costs incurred by each FINRA department that are attributable directly to The Nasdaq Stock Market. The following table represents the composition of costs charged by FINRA to us which are included in regulatory expense for 2007 and support costs from related parties, net expense for 2006 and 2005 in the Consolidated Statements of Income:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Compensation and benefits	$14,167	$16,187	$20,204
Professional and contract services	7,211	8,133	9,525
Occupancy	711	991	1,205
Computer operations and data communications	2,317	2,447	2,370
Depreciation	3,755	4,879	7,044
General, administrative and other	704	1,134	1,374

Total	$28,865	$33,771	$41,722

These costs have decreased primarily due to a reduction in surveillance and other regulatory charges by FINRA and an adjustment of the allocation of its costs between members and market matters. Also contributing to the decrease in 2006 compared with 2005 was the transfer of ownership of the OTCBB to FINRA which reduced the associated regulatory costs.

Regulatory Services Agreement

Prior to December 2006, we did not have a formalized written agreement with FINRA for the performance of regulatory services. We have entered into a regulatory services agreement under which FINRA provides regulatory services to us for ten years commencing August 1, 2006. See Item 1. “Business—Nasdaq Regulation—Regulatory Services Agreement” for further discussion.

Other Related Party Transactions

Preferred Stock

There were several preferred stock transactions with FINRA, prior to Nasdaq’s redemption of the one share of Series D preferred stock on December 20, 2006. See Note 14, “Capital Stock,” for further discussion of preferred stock.

Public Offerings and Registration of FINRA Warrant Shares

In 2006 and 2005, we completed two public offerings of common stock owned by FINRA. See Note 14, “Capital Stock,” for further discussion of public offerings.

In May 2006, we began registering for resale up to 14,201,625 shares of common stock issued or issuable upon the exercise of warrants that were sold to investors by FINRA in our 2000 and 2001 private placements. We filed a registration statement and a series of prospectus supplements to register a portion of these shares. We agreed to make the resale registration statement and related prospectus supplements available to selling

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

stockholders until June 27, 2007, subject to blackout periods and other conditions. After June 27, 2007, all of the warrant shares were eligible for resale under Rule 144 under the Securities Act of 1933, as amended.

Trade Reporting Facility

To facilitate our operations as a national securities exchange, we formed The FINRA/Nasdaq TRF. Through The FINRA/Nasdaq TRF we continue to collect reports of trades executed by broker-dealers outside of our exchange. FINRA regulates The FINRA/Nasdaq TRF as one of its facilities. The FINRA/Nasdaq TRF began operating on August 1, 2006 for Nasdaq-listed securities and began operating in March 2007 for non-Nasdaq-listed securities. For further discussion of The FINRA/Nasdaq TRF, see Item 1. “Business—Products and Services, Market Services.”

Related Party Revenues and Expenses

As discussed above, FINRA provides us with regulatory services, including the regulation of trading activity on The Nasdaq Stock Market and surveillance and investigative functions for us.

In October 2005, we transferred responsibility for the OTCBB, an electronic screen-based quotation service for securities that, among other things, are not listed on The Nasdaq Stock Market or any U.S. national securities exchange, back to FINRA, but agreed to continue to operate the OTCBB on a contract basis for two years, subject to renewals. We currently operate the OTCBB on a month to month basis.

Nasdaq Technology Services, LLC was established in 2004 and provides software, hosting and disaster recovery services to third parties. Effective November 1, 2004, Nasdaq Technology and FINRA entered into a contract for technology development support services for a fixed income trade reporting platform. Revenues for the services are recorded in other Market Services revenues.

We also pay FINRA for the use of office space.

Sale of Building

In June 2005, we completed the sale of the building we owned in Rockville, Maryland located at 9513 Key West Avenue to FINRA for $17.8 million.

14. Capital Stock

Common Stock

At December 31, 2007, 300,000,000 shares of our common stock were authorized, 139,096,762 shares were issued and 138,869,150 shares were outstanding. The holders of common stock are entitled to one vote per share except that our certificate of incorporation limits the ability of any person to vote in excess of 5.0% of the then-outstanding voting interests in us. This limitation does not apply to persons exempted from this limitation by our board of directors prior to the time such person owns more than 5.0% of the then-outstanding voting interests in us.

In connection with our restructuring in 2000, FINRA sold 10,806,494 warrants to purchase an aggregate of 43,225,976 outstanding shares of common stock then owned by FINRA. Each warrant issued by FINRA entitled the holder to purchase one share in each of four one-year exercise periods. The exercise periods expired on June 27, 2003, June 25, 2004, June 27, 2005 and June 27, 2006. As of December 31, 2006, holders had exercised warrants to purchase approximately 17,335,683 shares of common stock during the four exercise periods.

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

In connection with our acquisition of INET, we acquired warrants that were originally purchased by INET from FINRA in our 2000 and 2001 private placements. In June 2006, we exercised these warrants. We paid FINRA approximately $0.7 million for these warrant shares, which were immediately retired to common stock in treasury. These shares remain held in treasury stock at December 31, 2007.

Public Equity Offerings

In the first quarter of 2005, we completed a public offering of 16,586,980 shares of common stock owned by FINRA and an additional 3,246,536 shares of common stock owned by selling stockholders who received their shares upon the exercise of warrants purchased in our private placements in 2000 and 2001. We, our officers or other employees did not sell any shares in the offering and we did not receive any proceeds from the offering.

In the first quarter of 2006, we completed another public offering of 15,979,513 shares of common stock, of which we sold 8,042,142 shares issued from common stock in treasury and FINRA and other selling stockholders sold 7,937,371 shares. Other selling stockholders initially received their shares through the exercise of warrants they purchased in our 2000 and 2001 private placements. We used a portion of the net proceeds obtained from this offering to fund the redemption of our Series C Cumulative preferred stock (see below).

In May 2006, we completed a third public offering of 18,500,000 shares of our common stock, for net proceeds of $665.2 million before deducting offering expenses. These proceeds were used to prepay a portion of the amount outstanding under the April 2006 Credit Facility. See Note 9, “Debt Obligations,” for further discussion.

In the fourth quarter of 2007, H&F sold all of the shares held outright and underlying the 3.75% convertible notes and warrants held by them in a public offering. In addition, SLP and other partners sold a portion of the shares underlying the $205.0 million convertible notes and a portion of the warrants held by other partners. In connection with the sales, we issued 16,554,814 shares from treasury stock and 8,223,045 shares of newly issued common stock. The shares sold consisted of shares issued through the conversion of the 3.75% convertible notes and the cashless exercise of the warrants issued to H&F and other partners. See “Convertible Notes and Warrants,” below for further discussion on the sale.

Preferred Stock

As part of the separation from FINRA, we repurchased shares of common stock from FINRA during 2001 and 2002 for cash and shares of our Series A Cumulative preferred stock and one share of our Series B preferred stock. In November 2004, we entered into an exchange agreement with FINRA pursuant to which FINRA exchanged 1,338,402 shares of Series A Cumulative preferred stock, representing all the outstanding shares of Series A Cumulative preferred stock, for 1,388,402 shares of newly issued Series C Cumulative preferred stock (face and liquidation value of $100 per share, plus any accumulated and unpaid dividends). The Series C Cumulative preferred stock accrued quarterly dividends at an annual rate of 3.0% for all periods until July 1, 2006 and at an annual rate of 10.6% for periods thereafter, payable at the discretion of our board of directors.

On April 21, 2005, we and FINRA entered into a Stock Repurchase and Waiver Agreement whereby FINRA consented to the financing of the INET acquisition. In exchange for the waiver, we repurchased 384,932 shares of Series C Cumulative preferred stock owned by FINRA for approximately $40.0 million, which included all accrued and unpaid dividends and Additional Redemption Amounts (as defined in the Certificate of Designations, Preferences and Rights of the Series C Cumulative preferred stock) due on these repurchased shares. As a result of the Stock Repurchase and Waiver Agreement, the carrying value of the Series C Cumulative preferred stock was adjusted to $93.4 million and was to accrete to its total redemption value of $95.3 million.

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

On September 30, 2005, we evaluated the likelihood of redeeming the Series C Cumulative preferred stock by December 31, 2005, our original estimate of its redemption date. Our management then expected that it was more probable that the redemption would take place by March 2006. Therefore, in the third quarter of 2005, we recorded a pre-tax charge of $1.8 million for the increase in fair market value of the amount of additional payment to FINRA, which is included in general, administrative and other expense in the Consolidated Statements of Income.

On February 15, 2006, we redeemed our Series C Cumulative preferred stock for $104.7 million including accrued and unpaid dividends and a make-whole premium. We used a portion of the net proceeds obtained from the first quarter 2006 public equity offering to fund the redemption.

On December 20, 2005, FINRA exchanged its one share of our Series B preferred stock for one newly issued share of Series D preferred stock, which had terms substantially similar to the terms of the Series B preferred stock. The Series D preferred stock did not pay dividends. FINRA, as holder of the one share of the Series D preferred stock, was entitled to cast the number of votes that, together with all other votes that FINRA was entitled to vote by virtue of ownership, proxies or voting trusts, enabled FINRA to cast one vote more than one-half of all votes entitled to be cast by stockholders. On December 20, 2006, Nasdaq redeemed for $1.00 the one outstanding share of Series D preferred stock that had been issued to FINRA.

At December 31, 2007, 30,000,000 shares of preferred stock were authorized, however none were issued and outstanding.

Convertible Notes and Warrants

In the fourth quarter of 2007, we announced that H&F sold 23,545,368 shares of our common stock in a public offering. The shares sold consisted of shares issued through the conversion of the 3.75% convertible notes issued to H&F, the cashless exercise of the warrants issued to H&F, as well as shares held outright by H&F. As part of the cashless exercise of warrants, H&F delivered to us 1,044,276 shares of our common stock. The sale consisted of H&F’s entire stake in Nasdaq. Nasdaq did not receive any of the proceeds from the offering.

Also in the fourth quarter of 2007, SLP and other partners sold 1,732,491 shares of our common stock. The shares sold consisted of a portion of shares issued through the conversion the 3.75% convertible notes issued to SLP and other partners, and the cashless exercise of a portion of the warrants issued to other partners. As part of the cashless exercise of warrants, the other partners delivered to us 7,350 shares of our common stock. SLP did not exercise any of their warrants. As a result of the above, as of December 31, 2007, approximately $120.1 million aggregate principal amount of the 3.75% convertible notes remain outstanding.

The holders of the remaining 3.75% convertible notes have the rights as discussed in Note 9, “Debt Obligations.” At December 31, 2007, SLP and other partners owned $120.1 million in aggregate principal amount of the 3.75% convertible notes, which are convertible into 8,283,162 shares of our common stock, and 1,539,489 shares underlying warrants.

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

15. Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2007	2006	2005
	(in thousands, except share and per share amounts)
Numerator:
Net income applicable to common stockholders:
Net income	$518,401	$127,893	$61,690
Preferred stock:
Dividends declared	—	(359)	(3,220)
Accretion of preferred stock	—	(331)	(3,377)

Net income applicable to common stockholders for basic earnings per share	$518,401	$127,203	$55,093
Interest impact of convertible notes, net of tax	9,196	10,142	8,826

Net income applicable to common stockholders for diluted earnings per share	$527,597	$137,345	$63,919

Denominator:
Weighted-average common shares outstanding for basic earnings per share	116,064,240	104,311,040	80,543,397

Weighted-average effect of dilutive securities:
Employee stock options and awards	5,829,533	6,315,735	5,288,069
Convertible notes assumed converted into common stock	27,977,026	30,689,655	25,005,952
Warrants	2,657,892	2,912,425	1,076,297

Denominator for diluted earnings per share	152,528,691	144,228,855	111,913,715

Basic and diluted earnings per share:
Basic earnings per share	$4.47	$1.22	$0.68

Diluted earnings per share	$3.46	$0.95	$0.57

Options to purchase 9,998,114 shares of common stock, 1,175,875 shares of restricted stock, convertible notes convertible into 8,283,162 shares of common stock and warrants exercisable into 1,539,489 shares of common stock were outstanding at December 31, 2007. For the year ended December 31, 2007, we included 7,206,371 of the options outstanding, 1,138,122 shares of restricted stock, all of the shares underlying the convertible notes, which includes all outstanding convertible notes and convertible notes converted into 22,406,485 shares of common stock up to the time of conversion and all of the shares underlying the warrants, which includes all outstanding warrants and warrants exercised into 3,423,011 shares of common stock up to the time exercised in the computation of diluted earnings per share, on a weighted-average basis, as their inclusion was dilutive. The remaining options and shares of restricted stock were considered antidilutive and were properly excluded.

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

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

16. Fair Value of Financial Instruments

Assets and Liabilities

The majority of our assets and liabilities are recorded at fair value or at amounts that approximate fair value. These assets and liabilities include cash and cash equivalents, investments, receivables, net, certain other assets, accounts payable and accrued expenses, Section 31 fees payable to SEC, accrued personnel costs and other current payables. The carrying amounts reported in the Consolidated Balance Sheets for the above financial instruments closely approximates their fair values due to the short-term nature of these assets and liabilities, except for our available-for-sale investments. The carrying amount of our available-for-sale investments was determined based on quoted market prices when available, or if quoted market prices are not available, on discounted expected cash flows using market rates commensurate with the credit quality and maturity of the investment. See Note 7, “Investments,” for further discussion.

We also consider our debt obligations to be financial instruments. The fair value of our debt obligations was estimated using discounted cash flow analyses based on our assumed incremental borrowing rates for similar types of borrowing arrangements and a Black-Scholes valuation technique was utilized to calculate the convertible option value for the convertible notes. At December 31, 2007, the carrying value of our debt obligations was approximately $118.4 million, which was $266.9 million less than fair value due to the stock appreciation on the convertible option feature from $14.50 at time of issuance to $49.49 at December 31, 2007. At December 31, 2006, the carrying value of our debt obligations was approximately $1,503.6 million, which was $593.0 million less than fair value due to the stock appreciation on the convertible option feature from $14.50 at time of issuance to $30.79 at December 31, 2006. See Note 9, “Debt Obligations,” for further discussion.

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

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

In order to economically hedge the foreign currency exposure on the proposed combination with OMX, we purchased and sold foreign currency option contracts in 2007, beginning at the time of the announcement of the proposed combination. In accordance with SFAS No. 133 a derivative used to hedge exposure related to an anticipated business combination does not qualify for specialized hedge accounting, and as such, must be marked to market through the income statement each reporting period. For additional discussion of the combination with OMX, see Note 19, “Commitments, Contingencies and Guarantee.”

In order to economically hedge the foreign currency exposure on our acquisition bid for the LSE, we also purchased foreign currency option contracts at the time of the commencement of the bid which was the fourth quarter of 2006. The fair value of these contracts at December 31, 2006 was $71.7 million and the unrealized gain for 2006 was $48.4 million. In conjunction with the lapse of our final offers for LSE, we traded out of these foreign exchange contracts in February 2007. Due to the improving exchange rate of the dollar when compared to the pound sterling, we recorded a loss of approximately $7.8 million on these foreign currency option contracts in 2007 results. The cumulative realized pre-tax gain on the foreign currency option contracts was approximately $40.6 million.

The following table presents the realized and unrealized gains and losses in 2007 related to our OMX foreign currency option contracts:

	Purchase	Sale	Realized (Losses) Gains	Unrealized (Losses) Gains		Total Gain
	(in thousands)
OMX May 2007 Contract	$12,988	$20,100	$7,112	$—		$7,112
OMX July 2007 Contract	20,100	43,063	22,963	—		22,963
OMX October 2007 Contract	39,000	—	—	21,682	(1)	21,682

Total	$72,088	$63,163	$30,075	$21,682		$51,757

(1)	The fair value of the OMX October 2007 option contract was $60.7 million at December 31, 2007 and is included in other current assets in the Consolidated Balance Sheets.

The OMX July 2007 Contract above was partially sold in the third quarter of 2007, which resulted in a cash inflow of $4.0 million and increased the total sale value from $39.0 million to $43.0 million. The remainder of the July 2007 Contract and the other OMX contracts above were traded at fair value and therefore did not have a cash flow impact in 2007.

On January 7, 2008, we sold the October 2007 Contract for $66.5 million and recorded a $5.8 million realized gain in the first quarter of 2008. The cumulative realized pre-tax gain on the October 2007 Contract is approximately $27.5 million. On the same date, we purchased a new contract for $12.5 million.

17. Accumulated Other Comprehensive Income

Comprehensive income is composed of net income and other comprehensive income, which includes the after-tax change in unrealized gains and losses on available-for-sale securities, foreign currency translation adjustments and employee benefit adjustments.

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table outlines the components of other comprehensive income (loss):

	Unrealized (Losses) Gains		Translation Adjustments(2)	Employee Benefit Adjustments(3)	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, January 1, 2005	$(969)		$1,762	$(1,849)	$(1,056)
Net change	392		(157)	(469)	(234)

Balance, December 31, 2005	$(577)		$1,605	$(2,318)	$(1,290)
Net Change	147,320	(1)	37	(9,863)	137,494

Balance, December 31, 2006	$146,743		$1,642	$(12,181)	$136,204
Net Change	(146,743	)(1)	(184)	6,026	(140,901)

Balance, December 31, 2007	$—		$1,458	$(6,155)	$(4,697)

(1)

The 2007 amount includes the reversal of the unrealized gain related to our investment in the LSE, net of tax, which includes foreign currency gains, as we sold this investment in September 2007. The 2006 amount includes the unrealized gain related to our investment in the LSE, net of tax, which includes foreign currency gains. See Note 7, “Investments,” for further discussion.

(2)

Includes after-tax gains and losses on foreign currency translation from operations for which the functional currency is other than the U.S. dollar. The year ended December 31, 2007 amount includes a $0.2 million foreign currency gain realized upon the liquidation of Brut Europe Limited.

(3)

For 2005, represents the after-tax adjustment for minimum pension liability for the SERP in accordance with SFAS 87. For 2007 and 2006, represents the after-tax adjustment to record the unrecognized obligation adjustment related to our pension, SERP and post-retirement benefit plans in accordance with SFAS 158. In addition, as a result of the Pension Plan and SERP freeze, there was a reduction in the benefit obligation and other comprehensive income balances as of December 31, 2007. See Note 11, “Employee Benefits,” for further discussion.

18. Leases

We lease office space and equipment under non-cancelable operating leases with third parties. Some of our leases contain renewal options and escalation clauses based on increases in property taxes and building operating costs.

As of December 31, 2007, future minimum lease payments under non-cancelable operating leases (net of sublease income) are as follows:

	Gross Lease Commitments	Sublease Income	Net Lease Commitments
	(in thousands)
Year ending December 31:
2008	$28,264	$2,982	$25,282
2009	27,575	2,770	24,805
2010	24,161	2,432	21,729
2011	22,262	2,209	20,053
2012 and thereafter	120,882	10,749	110,133

Total future minimum lease payments	$223,144	$21,142	$202,002

Rent expense for operating leases (net of sublease income of $3.0 million in both 2007 and 2006 and $2.2 million in 2005) was $27.5 million in 2007, $25.6 million in 2006 and $18.5 million in 2005.

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

19. Commitments, Contingencies and Guarantee

Combination with OMX and Transaction with Borse Dubai

On September 20, 2007, we and Borse Dubai entered into a transaction agreement which set forth the general terms and conditions of the transactions involving OMX. Pursuant to the agreement, Borse Dubai is conducting an offer to acquire all of the outstanding shares of OMX and, once complete, will sell the OMX shares acquired in the offer or otherwise owned by Borse Dubai or its subsidiaries to us for up to SEK 12.6 billion in cash (which amount will be decreased by SEK 265 for every OMX share not acquired by Borse Dubai) and 60,561,515 shares of Nasdaq common stock.

In addition, on September 20, 2007, we, Borse Dubai and DIFX entered into an agreement, which provides that in exchange for $50 million in cash to DIFX and the entry into certain technology and trademark licensing agreements, we will acquire 33 1/3% of the equity of DIFX. We will also be responsible for 50% of any additional capital contribution calls made by DIFX, subject to a maximum aggregate additional commitment by Nasdaq of up to $25 million. Closing of this transaction is conditioned upon the concurrent closing of the Transactions.

We intend to close the above transactions by the end of February 2008.

In connection with our proposed combination with OMX, we plan to issue $425 million aggregate principal amount of convertible senior notes (and up to an additional $50 million aggregate principal amount based on potential exercise by the initial purchasers of an overallotment option) and to incur up to $2.075 billion in senior secured indebtedness under new credit facilities. For a description of the convertible senior notes and the new credit facilities, see Note 9, “Debt Obligations—Financing the Proposed Business Combination with OMX.”

Proposed Acquisition of the Boston Stock Exchange

On October 1, 2007, we entered into a definitive agreement to acquire the BSX for $61.0 million in cash. The BSX acquisition will provide us with an additional license for trading both equities and options and a clearing license. After the close of the BSX acquisition, we expect that BSX’s current operations will be discontinued and will not be integrated into our current operations. We expect the acquisition of the BSX to close in the first half of 2008.

Proposed Acquisition of the Philadelphia Stock Exchange

On November 7, 2007, we entered into a definitive agreement to acquire the PHLX for $652.0 million in cash, subject to customary closing conditions and regulatory approvals. The acquisition of the PHLX, the third largest options market in the U.S., will significantly diversify our product portfolio by providing us with a premier options trading platform in the U.S. We expect the acquisition of the PHLX to close in the first half of 2008.

Escrow Agreements

In connection with our acquisitions of Directors Desk in 2007, PrimeNewswire and Shareholder.com in 2006 and Carpenter Moore in 2005, we entered into escrow agreements for the designation of funds to secure the payment of post-closing adjustments and other closing conditions. In 2007, Nasdaq paid $4.0 million for Shareholder.com, $5.5 million for Carpenter Moore and $0.1 million for Directors Desk from the escrow accounts for the settlement of closing conditions related to the acquisitions. At December 31, 2007, these escrow agreements provide for future payments of $4.9 million in 2008 and $0.5 million in 2009.

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Our single platform includes the functionality which was previously provided by SunGard Financial enabling us to cease using the product which resulted in a charge to earnings of approximately $10.6 million in 2007. This charge is included in general, administrative and other expense in the Consolidated Statements of Income.

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

As discussed in Note 9, “Debt Obligations,” in the fourth quarter of 2007, $324.9 million of the $445.0 million convertible notes were converted from debt to equity. The Exchange continues to assume Nasdaq’s obligation under the remaining 3.75% convertible notes.

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

We evaluate the performance of our segments based on several factors, of which the primary financial measure is income before income taxes. Results of individual businesses are presented based on our management accounting practices and our management structure. Certain charges are allocated to corporate items in our management reports based on the decision that those activities should not be used to evaluate the segment’s operating performance, including our investment and sale of the share capital of the LSE and our foreign currency option contracts purchased in order to hedge the foreign currency exposure on our acquisition bids for both OMX and the LSE. See Note 7, “Investments,” and Note 16, “Fair Value of Financial Instruments,” for further discussion.

The following table presents certain information regarding these operating segments for the years ended December 31, 2007, 2006 and 2005.

	Market Services	Issuer Services	Corporate Items and Eliminations		Consolidated
	(in thousands)
2007
Total revenues	$2,152,390	$283,885	$317		$2,436,592
Cost of revenues	(1,624,353)	—	—		(1,624,353)

Revenues less liquidity rebates, brokerage, clearance and exchange fees	528,037	283,885	317		812,239

Depreciation and amortization	27,812	11,078	—		38,890
Income before income taxes	306,068	75,636	412,199	(2)	793,903
Total assets(1)	1,322,096	239,125	1,418,176		2,979,397
Purchases of property and equipment	11,940	6,549	—		18,489

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

	Market Services	Issuer Services	Corporate Items and Eliminations		Consolidated
	(in thousands)
2006
Total revenues	$1,408,297	$249,016	$463		$1,657,776
Cost of revenues	(970,381)	—	—		(970,381)

Revenues less liquidity rebates, brokerage, clearance and exchange fees	437,916	249,016	463		687,395

Depreciation and amortization	60,412	10,495	9		70,916
Income before income taxes	137,509	50,791	24,845	(3)	213,145
Total assets(1)	1,430,270	223,476	2,062,706		3,716,452
Purchases of property and equipment	10,893	10,132	10		21,035

	Market Services	Issuer Services	Corporate Items and Eliminations		Consolidated
	(in thousands)
2005
Total revenues	$653,654	$226,033	$232		$879,919
Cost of revenues	(353,908)	—	—		(353,908)

Revenues less liquidity rebates, brokerage, clearance and exchange fees	299,746	226,033	232		526,011

Depreciation and amortization	54,341	12,229	416		66,986
Income (loss) before income taxes	23,154	86,082	(2,974)		106,262
Total assets(1)	1,420,023	183,768	442,995		2,046,786
Purchases of property and equipment	16,177	8,929	296		25,402

(1)

Total assets decreased $737.1 million or 19.8% at December 31, 2007 as compared with December 31, 2006. This decrease is primarily due to a decrease in available-for-sale investments of $1,628.2 million primarily due to the sale of our share capital of the LSE, partially offset by an increase in cash of $1,003.3 million. Total proceeds received by the sale were $1,784.2 million and Nasdaq used approximately $1,055.5 million of the proceeds to pay in full and terminate the Credit Facilities. Total assets increased $1,669.7 million or 81.6% at December 31, 2006 as compared with December 31, 2005. This increase was primarily due to our investment in the LSE. Corporate items also include the assets managed by our Treasury Department (primarily cash and cash equivalents and investments).

(2)	The 2007 amounts primarily include:

•	gain from the sale of our share capital of the LSE of $431.4 million;

•

gain on foreign currency option contract of $51.8 million, which was purchased to hedge the foreign exchange exposure in connection with our acquisition bid for OMX. We also incurred a $7.8 million loss on foreign currency option contracts which we entered into to hedge the foreign exchange exposure on the acquisition bid for the LSE;

•

charges of $19.5 million for a tax sharing payment owed to Instinet for the benefit of SLP and $5.8 million for the loss on the early extinguishment of debt related to the payment in full of our Credit Facilities;

•	dividend income of $14.5 million, related to our investment in the LSE;

•	strategic initiative costs of $26.5 million, incurred in connection with acquiring our current investment in the LSE and our acquisition bid; and

•	interest expense of $27.4 million, related to our investment in the LSE.

The Nasdaq Stock Market, Inc.

Notes to Consolidated Financial Statements—(Continued)

(3)	The 2006 amounts primarily include:

•	gain on foreign currency option contracts of $48.4 million, which was purchased to hedge the foreign currency exposure on our acquisition bid for the LSE;

•	foreign currency gain of $8.2 million, related to our investment in the LSE;

•	dividend income of $16.2 million, related to our investment in the LSE;

•	loss on early extinguishment of debt of $22.0 million, related to the financing of the purchase of our investment in the LSE; and

•	interest expense of $24.1 million, related to our investment in the LSE.

For further discussion of our segments’ results, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Segment Operating Results.”

Geographic Data

The following table presents revenues and property and equipment, net by geographic area for 2007, 2006 and 2005. Revenues are classified based upon the location of the customer. Property and equipment information is based on the physical location of the assets.

	Total Revenues	Property and Equipment, Net
	(in thousands)
2007:
United States	$2,265,635	$64,157
All other countries	170,957	366

Total	$2,436,592	$64,523

2006:
United States	$1,580,824	$64,798
All other countries	76,952	471

Total	$1,657,776	$65,269

2005:
United States	$830,060	$122,024
All other countries	49,859	552

Total	$879,919	$122,576

No single customer accounted for 10.0% or more of our revenues in 2007, 2006 and 2005.

The Nasdaq Stock Market, Inc.

Schedule II—Valuation and Qualifying Accounts

Three Years Ended December 31, 2006

(in thousands)

	Reserve for Bad Debts
	2007	2006	2005
Balance at beginning of period	$2,752	$7,234	$3,158
Additions:
Charges to income	1,858	464	2,998
Recoveries of amounts previously written-off	650	717	1,026
Acquisitions(1)	—	22	5,277
Deductions:
Charges for which reserves were provided	(2,347)	(5,685)	(5,225)

Balance at end of period	$2,913	$2,752	$7,234

(1)	Relates to the acquisition of Shareholder.com in 2006 and the acquisition of INET in 2005.

1

Exhibit Index

Exhibit Number
3.1	Restated Certificate of Incorporation of The Nasdaq Stock Market, Inc. (previously filed with Nasdaq’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed on November 14, 2003).

3.1.1	Certificate of Amendment of the Restated Certificate of Incorporation of Nasdaq filed on May 25, 2005 (previously filed with Nasdaq’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 15, 2006).

3.1.2	Certificate of Amendment of the Restated Certificate of Incorporation of Nasdaq filed on March 13, 2006 (previously filed with Nasdaq’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 15, 2006).

3.1.3	Certificate of Amendment of the Restated Certificate of Incorporation of Nasdaq filed on August 1, 2006 (previously filed with Nasdaq’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 on November 8, 2006).

3.1.4	Certificate of Designations, Preferences and Rights of Series C Cumulative Preferred Stock of Nasdaq (previously filed with Nasdaq’s Current Report on Form 8-K filed on December 1, 2004).

3.1.5	Certificate of Designations, Preferences and Rights of Series D Cumulative Preferred Stock of Nasdaq (previously filed with Nasdaq’s Current Report on Form 8-K filed on December 20, 2005).

3.1.6	Certificate of Elimination (previously filed with Nasdaq’s Current Report on Form 8-K on April 4, 2006).

3.2	By-Laws of The Nasdaq Stock Market, Inc. (previously filed with Nasdaq’s Current Report on Form 8-K on August 3, 2006).

4.1	Form of Common Stock certificate (previously filed with Nasdaq’s Registration Statement on Form 10 (file number 000-32651) filed on April 30, 2001).

4.2	Securities Purchase Agreement, dated as of April 22, 2005, between Norway Acquisition SPV, LLC and Nasdaq (previously filed with Nasdaq’s Current Report on Form 8-K, filed April 28, 2005).

4.3	Indenture, dated as of April 22, 2005, between Nasdaq and Law Debenture Trust Company of New York, as Trustee (previously filed with Nasdaq’s Current Report on Form 8-K, filed April 28, 2005).

4.3.1	First Supplemental Indenture, dated as of December 8, 2005, by Nasdaq to Law Debenture Trust Company of New York (previously filed with Nasdaq’s Current Report on Form 8-K, filed December 14, 2005).

4.3.2	Second Supplemental Indenture, dated as of November 9, 2006, among Nasdaq, The NASDAQ Stock Market LLC and Law Debenture Trust Company of New York, as trustee (previously filed with Nasdaq’s Annual Report on Form 10-K, filed February 28, 2007).

4.4	Amended and Restated Securityholders Agreement, dated as of April 22, 2005, among Norway Acquisition SPV, LLC, Hellman & Friedman Capital Partners IV, L.P., H&F Executive Fund IV, L.P., H&F International Partners IV-A, L.P., and H&F International Partners IV-B, L.P., Silver Lake Partners TSA, L.P., Silver Lake Investors, L.P., VAB Investors, LLC and Integral Capital Partners VI, L.P. (previously filed with Nasdaq’s Current Report on Form 8-K, filed April 28, 2005).

4.5	Registration Rights Agreement, dated as of April 22, 2005, among Nasdaq, Hellman & Friedman Capital Partners IV, L.P. , H&F Executive Fund IV, L.P., H&F International Partners IV-A, L.P., and H&F International Partners IV-B, L.P., Silver Lake Partners TSA, L.P., Silver Lake Investors, L.P., VAB Investors, LLC and Integral Capital Partners VI, L.P. (previously filed with Nasdaq’s Current Report on Form 8-K, filed April 28, 2005).

Exhibit Number
10.1	Board Compensation Policy, approved as of March 7, 2006 (previously filed with Nasdaq’s Current Report on Form 8-K on March 14, 2006).*

10.2	Amended and Restated Executive Corporate Incentive Plan, dated as of February 18, 2004 (previously filed with Nasdaq’s Annual Report on Form 10-K, filed February 28, 2007).*

10.3	Nasdaq 2000 Employee Stock Purchase Plan (previously filed with Nasdaq’s Registration Statement on Form 10 (file number 000-32651) filed on April 30, 2001).*

10.4	The Nasdaq Stock Market, Inc. Amended and Restated Equity Incentive Plan (previously filed with Nasdaq’s Definitive Proxy Statement on Schedule 14A filed on April 20, 2007).*

10.5	Form of Nasdaq Non-Qualified Stock Option Agreement.*

10.6	Form of Nasdaq Restricted Stock Award Agreement (employees).*

10.7	Form of Nasdaq Restricted Stock Award Agreement (directors) (previously filed with Nasdaq’s Annual Report on Form 10-K, filed February 28, 2007).*

10.8	Form of Nasdaq Performance Share Unit Agreement.*

10.9	Supplemental Executive Retirement Plan (previously filed with Nasdaq’s Annual Report on Form 10-K, filed February 28, 2007).*

10.10	Amendment to the Supplemental Executive Retirement Plan, adopted April 18, 2007 (previously filed with Nasdaq’s Current Report on Form 8-K, filed April 24, 2007).*

10.11	The Nasdaq Stock Market, Inc. Supplemental Employer Retirement Contribution Plan, adopted April 18, 2007 (previously filed with Nasdaq’s Current Report on Form 8-K, filed April 24, 2007).*

10.12	Employment Agreement by and between Nasdaq and Robert Greifeld, effective as of January 1, 2007 (previously filed with Nasdaq’s Annual Report on Form 10-K, filed February 28, 2007).*

10.13	Nonqualified Stock Option Agreement, dated as of February 21, 2008, between Nasdaq and Robert Greifeld. *

10.14	2007 Performance Share Unit Agreement, dated as of February 21, 2008, between Nasdaq and Robert Greifeld. *

10.15	2008 Performance Share Unit Agreement, dated as of February 21, 2008, between Nasdaq and Robert Greifeld.*

10.16	Revised Letter Agreement, effective as of March 23, 2005, between Nasdaq and David P. Warren (previously filed with the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed on May 10, 2005).*

10.17	Employment Agreement between Nasdaq and Edward Knight, effective as of December 29, 2000 Nasdaq (previously filed with Nasdaq’s Annual Report on Form 10-K for the year ended December 31, 2002, filed March 31, 2003).*

10.18	First Amendment to Employment Agreement between Nasdaq and Edward Knight, effective February 1, 2002 Nasdaq (previously filed with Nasdaq’s Annual Report on Form 10-K for the year ended December 31, 2002, filed March 31, 2003).*

10.19	Revised Letter Agreement, effective as of March 23, 2005, between Nasdaq and Bruce Aust (previously filed with the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed on May 10, 2005).*

10.20	Revised Letter Agreement, effective as of March 23, 2005, between Nasdaq and Christopher Concannon (previously filed with the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed on May 10, 2005).*

Exhibit Number
10.21	Letter Agreement, effective as of July 28, 2006, between Nasdaq and Anna Ewing (previously filed with Nasdaq’s Current Report on Form 8-K on August 3, 2006).*

10.22	Revised Letter Agreement, effective as of March 23, 2005, between Nasdaq and Adena Friedman (previously filed with the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed on May 10, 2005).*

10.23	Revised Letter Agreement, effective as of March 23, 2005, between Nasdaq and John L. Jacobs (previously filed with the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed on May 10, 2005).*

10.24	Regulatory Services Agreement, dated June 28, 2000, between NASD Regulation, Inc. and Nasdaq (previously filed with Nasdaq’s Registration Statement on Form 10 (file number 000-32651) filed on April 30, 2001).**

10.25	Transitional System and Regulatory Services Agreement, dated as of December 20, 2006, by and between National Association of Securities Dealers, Inc. and The NASDAQ Stock Market LLC (previously filed with Nasdaq’s Current Report on Form 8-K on December 21, 2006).

10.26	OTCBB and OTC Equities Revocation of Delegation and Asset Transfer and Services Agreement among Nasdaq and National Association of Securities Dealers, Inc., executed September 2, 2005 (previously filed with Nasdaq’s Current Report on Form 8-K, filed September 9, 2005).

10.27	Letter Agreement, dated as of September 19, 2007, among Nasdaq, Nightingale Acquisition Limited and Borse Dubai Limited (previously filed on our Quarterly Report on Form 10-Q dated as of November 9, 2007).

10.28	Terms of Sale, dated as of September 21, 2007, among UBS Limited, J.P. Morgan Securities Ltd. and Nightingale Acquisition Limited (previously filed on our Quarterly Report on Form 10-Q dated as of November 9, 2007).

10.29	Transaction Agreement, dated as of May 25, 2007, between OMX AB and Nasdaq (previously filed with Nasdaq’s Current Report on Form 8-K on May 31, 2007).

10.30	Supplement, dated as of September 20, 2007, between OMX AB and Nasdaq (previously filed with Nasdaq’s Quarterly Report on Form 10-Q on November 9, 2007).

10.31	Letter Agreement, dated as of January 2, 2008, between OMX AB and Nasdaq (previously filed with Nasdaq’s Current Report on Form 8-K on January 7, 2008).

10.32	OMX Transaction Agreement, dated as of November 15, 2007, among Nasdaq, Borse Dubai Limited and BD Stockholm AB (previously filed with our Current Report on Form 8-K dated as of November 16, 2007).

10.33	DIFX Transaction Agreement, dated as of November 15, 2007, among Nasdaq, Borse Dubai Limited and Dubai International Financial Exchange Limited (previously filed with our Current Report on Form 8-K dated as of November 16, 2007).

10.34	Agreement and Plan of Merger, dated as of November 6, 2007, among Nasdaq, Pinnacle Merger Corporation, Philadelphia Stock Exchange, Inc., and Citadel Derivatives Group LLC (previously filed with our Current Report on Form 8-K dated as of November 7, 2007).

10.35	Amended and Restated Credit Agreement, dated as of May 19, 2006 among Nasdaq and the other parties thereto (previously filed with Nasdaq’s Current Report on Form 8-K on May 24, 2006).

Exhibit Number
10.36	Amended and Restated Term Loan Credit Agreement, dated as of May 19, 2006, among Nasdaq, Nightingale Acquisition Limited and the other parties thereto (previously filed with Nasdaq’s Current Report on Form 8-K on May 24, 2006).

10.37	Credit Agreement, dated as of November 20, 2006, among Nasdaq and the other parties thereto (previously filed with Nasdaq’s Current Report on Form 8-K on November 27, 2006).

10.38	Term Loan Credit Agreement, dated as of November 20, 2006, among Nasdaq and the other parties thereto (previously filed with Nasdaq’s Current Report on Form 8-K on November 27, 2006).

10.39	Bridge Loan Agreement, dated as of November 20, 2006, among Nasdaq and the other parties thereto (previously filed with Nasdaq’s Current Report on Form 8-K on November 27, 2006).

10.40	Purchase Agreement, dated as of November 20, 2006, among Nasdaq, Banc of America Bridge, LLC and Dresdner Kleinwort Securities LLC (previously filed with Nasdaq’s Current Report on Form 8-K on November 27, 2006).

10.41	Incremental Facility Amendment, dated as of November 20, 2006, among Nasdaq and the other parties thereto (previously filed with Nasdaq’s Current Report on Form 8-K on November 27, 2006).

10.42	Third Amended and Restated Commitment Letter, dated as of November 6, 2007, from Bank of America, N.A., Banc of America Securities LLC, JPMorgan Chase Bank, N.A. and J.P. Morgan Securities Inc. to Nasdaq (previously filed with Nasdaq’s Quarterly Report on Form 10-Q on November 9, 2007).

11	Statement regarding computation of per share earnings (incorporated herein by reference from Note 15 to the consolidated financial statements under Part II, Item 8 of this Form 10-K).

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	List of all subsidiaries.

23.1	Consent of Ernst & Young.

24.1	Powers of Attorney.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.

*	Management contract or compensatory plan or arrangement.
**	Confidential treatment has been requested from the U.S. Securities and Exchange Commission for certain portions of this exhibit.

E-4