Form 10-Q
period 2008-03-31
NASDAQ OMX GROUP, INC.
filed 2008-05-09
CIK 1120193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-32651

The NASDAQ OMX Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	52-1165937
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Liberty Plaza, New York, New York	10006
(Address of Principal Executive Offices)	(Zip Code)

+1 212 401 8700

(Registrant’s telephone number, including area code)

The Nasdaq Stock Market, Inc.

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2008
Common Stock, $.01 par value per share	199,679,052 shares

The NASDAQ OMX Group, Inc.

Form 10-Q

For the Quarterly Period Ended March 31, 2008

About This Form 10-Q

On February 27, 2008, The Nasdaq Stock Market, Inc., or Nasdaq, and OMX AB (publ), or OMX, combined their businesses and Nasdaq was renamed The NASDAQ OMX Group, Inc., or NASDAQ OMX. Under the purchase method of accounting, Nasdaq was treated as the accounting and legal acquirer in this business combination. As such, Nasdaq is the predecessor reporting entity of NASDAQ OMX and the results of operations of OMX are only included in NASDAQ OMX’s consolidated results of operations from February 27, 2008.

Throughout this Form 10-Q, unless otherwise specified:

•	“Nasdaq” refers to The Nasdaq Stock Market, Inc., as that entity operated prior to the business combination with OMX.

•	The “Exchange” and “The NASDAQ Stock Market” refer to The NASDAQ Stock Market LLC and its wholly-owned subsidiaries.

•	“OMX” refers to OMX AB (publ), as that entity operated prior to the business combination with Nasdaq.

•

“Nordic Exchange” refers to collectively, the OMX Nordic Exchange Stockholm, the OMX Nordic Exchange Copenhagen, the OMX Nordic Exchange Helsinki, the OMX Nordic Exchange Iceland, the Tallinn Stock Exchange, the Riga Stock Exchange and the Vilnius Stock Exchange.

•	“NASDAQ OMX,” “we,” “us” and “our” refer to The NASDAQ OMX Group, Inc.

i

•	“SEK” or “Swedish Krona” refers to the lawful currency of Sweden.

•	“NOK” refers to the lawful currency of Norway.

This Quarterly Report on Form 10-Q includes market share and industry data that we obtained from industry publications and surveys, reports of governmental agencies and internal company surveys. Industry publications and surveys generally state that the information they contain has been obtained from sources believed to be reliable, but we cannot assure you that this information is accurate or complete. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Statements as to our market position are based on the most currently available market data. For market comparison purposes, The NASDAQ Stock Market data in this Quarterly Report on Form 10-Q for initial public offerings, or IPOs, is based on data provided by Thomson Financial, which does not include best efforts underwritings, and we have chosen to exclude closed-end funds; therefore, the data may not be comparable to other publicly-available initial public offering data. Data in this Quarterly Report on Form 10-Q for secondary offerings for The NASDAQ Stock Market is also based on data provided by Thomson Financial. Data in this Quarterly Report on Form 10-Q for new listings of equity securities on The NASDAQ Stock Market is based on data generated internally by us, which includes best efforts underwritings and issuers that switched from other listing venues, closed-end funds and exchange traded funds, or ETFs. OMX data in this Quarterly Report on Form 10-Q for IPOs and new listings of equities securities on the Nordic Exchange is also based on data generated internally by us. IPOs, secondary offerings and new listings data is presented as of period end. While we are not aware of any misstatements regarding industry data presented herein, our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed in the “Risk Factors” section in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

ii

Forward-Looking Statements

The U.S. Securities and Exchange Commission, or SEC, encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains these types of statements. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words or terms of similar substance used in connection with any discussion of future operating results or financial performance identify forward-looking statements. These include, among others, statements relating to:

•	2008 outlook;

•	the scope, nature or impact of acquisitions, dispositions, investments or other transactional activities;

•	the integration of the businesses of Nasdaq and OMX, including accounting decisions relating thereto;

•	the effective dates for and expected benefits of ongoing initiatives; and

•	the outcome of any litigation and/or government investigation to which we are a party and other contingencies.

Forward-looking statements involve risks and uncertainties. Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements include, among others, the following:

•	our operating results may be lower than expected;

•

our ability to successfully integrate the businesses of Nasdaq and OMX, including the fact that such integration may be more difficult, time consuming or costly than expected and our ability to realize synergies from the business combination of Nasdaq and OMX, as well as our proposed acquisitions of The Philadelphia Stock Exchange, The Boston Stock Exchange and certain businesses of Nord Pool ASA, or Nord Pool;

•	loss of significant trading volume or listed companies;

•	covenants in the indenture governing our indebtedness and the agreements governing our other indebtedness, which may restrict the operation of our business;

•	economic, political and market conditions and fluctuations, including interest rate risk, inherent in U.S. and international operations;

•	government and industry regulation; and

•	adverse changes that may occur in the securities markets generally.

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the uncertainty and risk resulting from such uncertainty in connection with any forward-looking statements that we make. These risk factors are more fully described under the caption Part 2. “Item 1A. Risk Factors,” in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2008. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. You should carefully read this entire Form 10-Q, including “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our condensed consolidated financial statements and the related notes. Except as required by the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

The NASDAQ OMX Group, Inc.

PART 1—FINANCIAL INFORMATION

Item 1. Financial Statements

The NASDAQ OMX Group, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2007
Revenues
Market Services	$726,963	$495,494
Issuer Services	75,688	66,351
Market Technology	11,023	—
Other	152	102

Total revenues	813,826	561,947
Cost of revenues
Liquidity rebates	(384,771)	(225,190)
Brokerage, clearance and exchange fees	(150,723)	(144,690)

Total cost of revenues	(535,494)	(369,880)

Revenues less liquidity rebates, brokerage, clearance and exchange fees	278,332	192,067

Operating Expenses
Compensation and benefits	73,402	44,272
Marketing and advertising	1,898	4,875
Depreciation and amortization	15,912	9,839
Professional and contract services	13,801	8,382
Computer operations and data communications	8,177	8,196
Provision for bad debts	966	3,490
Occupancy	12,333	8,865
Regulatory	7,472	6,724
Merger expenses	1,461	—
General, administrative and other	9,891	16,060

Total operating expenses	145,313	110,703

Operating income	133,019	81,364
Other income (expense), net	63,446	(50,612)
Minority interests	(253)	96

Income before income taxes	196,212	30,848
Income tax provision	74,849	12,532

Net income	$121,363	$18,316

Basic and diluted earnings per share:
Basic	$0.75	$0.16

Diluted	$0.69	$0.14

See accompanying notes to condensed consolidated financial statements.

The NASDAQ OMX Group, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and par value amounts)

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$736,020	$1,325,314
Financial investments, at fair value	121,208	—
Receivables, net	403,614	249,524
Deferred tax assets	15,987	10,794
Market value, outstanding derivative positions	476,954	—
Other current assets	181,231	96,385

Total current assets	1,935,014	1,682,017

Property and equipment, net	189,786	64,523
Non-current deferred tax assets	156,948	63,279
Goodwill	3,918,636	980,736
Intangible assets, net	2,214,228	181,612
Other assets	376,695	7,230

Total assets	$8,791,307	$2,979,397

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$208,837	$115,114
Section 31 fees payable to SEC	77,686	103,574
Accrued personnel costs	82,762	64,625
Deferred revenue	203,195	60,537
Income tax payable	110,293	34,142
Other accrued liabilities	155,855	24,398
Deferred tax liabilities	29,579	8,807
Market value, outstanding derivative positions	476,954	—
Current portion of debt obligations	68,906	—

Total current liabilities	1,414,067	411,197
Debt obligations	1,574,590	118,438
Non-current deferred tax liabilities	925,832	91,811
Non-current deferred revenue	136,835	94,045
Other liabilities	115,007	55,623

Total liabilities	4,166,331	771,114
Minority interests	12,391	—

Stockholders’ equity
Common stock, $0.01 par value, 300,000,000 shares authorized, shares issued: 199,921,225 at March 31, 2008 and 139,096,762 at December 31, 2007; shares outstanding: 199,665,445 at March 31, 2008 and 138,869,150 at December 31, 2007	2,001	1,393
Preferred stock, 30,000,000 shares authorized, none issued or outstanding	—	—
Additional paid-in capital	3,465,194	1,189,224
Common stock in treasury, at cost: 255,780 shares at March 31, 2008 and 227,612 shares at December 31, 2007	(9,259)	(8,035)
Accumulated other comprehensive income (loss)	2,888	(4,697)
Retained earnings	1,151,761	1,030,398

Total stockholders’ equity	4,612,585	2,208,283

Total liabilities, minority interests and stockholders’ equity	$8,791,307	$2,979,397

See accompanying notes to condensed consolidated financial statements.

The NASDAQ OMX Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2008	2007
Cash provided by operating activities
Net income	$121,363	$18,316
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	15,912	9,839
Share-based compensation	5,447	3,476
Income tax benefit related to share-based compensation	(2,245)	(2,051)
Provision for bad debts	966	3,490
(Gain) loss on foreign currency contracts	(35,254)	7,841
Deferred taxes, net	(29,869)	(31,023)
Gain from unconsolidated investees, net	(26,336)	—
Clearing contract charge	—	10,620
Strategic initiative costs	—	24,927
Foreign currency translation adjustment	11,595	—
Other non-cash items included in net income	(2,695)	1,726
Net change in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	(32,187)	(67,370)
Other assets	5,785	(15,574)
Accounts payable and accrued expenses	24,960	19,445
Section 31 fees payable to SEC	(25,888)	12,910
Accrued personnel costs	(22,742)	(30,276)
Deferred revenue	93,305	111,085
Income tax payable	73,391	10,397
Other accrued liabilities	41,105	(455)
Other liabilities	(501)	(9,327)

Cash provided by operating activities	216,112	77,996

Cash flows from investing activities
Purchases of trading investment securities	(10,261)	—
Purchases of foreign currency contracts	(12,500)	—
Settlement of foreign currency contracts	66,515	63,900
Proceeds from maturities of available-for-sale investments	—	30,710
Acquisitions of businesses, net of cash and cash equivalents acquired	(1,963,562)	1,243
Purchases of property and equipment	(13,929)	(4,077)
Other	—	(77)

Cash provided by (used in) investing activities	(1,933,737)	91,699
Cash flows from financing activities
Proceeds from debt obligations, net of debt issuance costs	1,478,188	—
Payments of debt obligations	(352,918)	(2,670)
Issuances of common stock, net of treasury stock purchases	816	2,178
Income tax benefit related to share-based compensation	2,245	2,051

Cash provided by financing activities	1,128,331	1,559

Increase (decrease) in cash and cash equivalents	(589,294)	171,254
Cash and cash equivalents at beginning of period	1,325,314	321,995

Cash and cash equivalents at end of period	$736,020	$493,249

Supplemental Disclosure Cash Flow Information
Cash paid for (received):
Interest	$1,126	$25,849
Income taxes, net of refund	$26,330	$11,126

See accompanying notes to condensed consolidated financial statements.

The NASDAQ OMX Group, Inc

Notes to Condensed Consolidated Financial Statements

1. Organization and Nature of Operations

On February 27, 2008, Nasdaq and OMX combined their businesses and Nasdaq was renamed The NASDAQ OMX Group, Inc. NASDAQ OMX is a holding company that through its subsidiaries operates the following exchanges: The Exchange in the United States and the Nordic Exchange in the Nordic-Baltic region. NASDAQ OMX also operates certain other related businesses through other subsidiaries. Nasdaq became a holding company on August 1, 2006 when the Exchange commenced operations as a national securities exchange for NASDAQ-listed securities. The Exchange commenced operations as a national securities exchange for non-NASDAQ-listed securities on February 12, 2007.

NASDAQ OMX, through its subsidiaries, is a leading provider of securities listing, trading, and information products and services and also provides technology solutions to exchanges and other marketplaces. NASDAQ OMX has operations around the world, spanning developed and emerging markets. Its global offerings include trading across multiple asset classes, capital formation solutions, financial services and exchanges technology, market data products, and financial indexes.

Our revenue sources are diverse and include revenues from transaction services, market data products and services, listing fees, insurance products, shareholder, directors and newswire services, financial products and market technology. The Exchange is the largest electronic equity securities market in the United States, both in terms of number of listed companies and traded share volume. As of March 31, 2008, the Exchange was home to 3,115 listed companies with a combined market capitalization of approximately $3.9 trillion. The Nordic Exchange is the largest securities marketplace in Northern Europe. As of March 31, 2008, OMX was home to 849 listed companies with a combined market capitalization of approximately $1.2 trillion.

We manage, operate and provide our products and services in three business segments: Market Services, Issuer Services and Market Technology.

Market Services. Our Market Services segment includes our transaction-based business (Execution Services) and our market information services business (Market Services Subscriptions). The NASDAQ Market Center is our transaction-based platform in the U.S. which provides our market participants with the ability to access, process, display and integrate orders and quotes. The NASDAQ Market Center allows us to route and execute buy and sell orders as well as report transactions for NASDAQ-listed securities and those securities listed on other national securities exchanges in the U.S., providing fee-based revenues. The Market Services segment also includes our non-U.S. Execution Services business which includes trading and clearing revenues from equity and derivative products traded on the Nordic Exchange.

We also generate revenues by providing varying levels of quote and trade information to market participants and data vendors, who in turn sell subscriptions for this information to the public. Our systems enable vendors to gain direct access to our detailed order data, index information, mutual fund pricing information, and corporate action information on NASDAQ-listed securities. Non-U.S. proprietary revenues are generated through the sale and distribution of trading information based on the data generated through trading on the Nordic Exchange.

Issuer Services. Our Issuer Services segment includes our securities listings business, insurance business, shareholder, directors and newswire services (Corporate Client Group) and our financial products business (Financial Products). The companies listed on The NASDAQ Stock Market represent a diverse array of industries including information technology, financial services, healthcare, consumer products and industrials. We also develop and license financial products and associated derivatives based on NASDAQ indexes. These include the PowerShares QQQ, which is an ETF based on the NASDAQ-100 Index. In addition, we generate revenues by licensing and listing third-party structured products and third-party sponsored ETFs. The Issuer Services segment also includes non-U.S. Corporate Client Group revenues related to OMX’s listing business, which are comprised of issuers’ revenues derived from fees received from listed companies on the Nordic Exchange, which are directly related to the listed companies’ market capitalization.

Market Technology. The Market Technology segment delivers technology and services to marketplaces throughout the world. Market Technology provides technology solutions for trading, clearing and settlement information dissemination and also offers facility management integration and advisory services. Revenues are derived from three primary sources: licensing, support and project revenues, facility management services revenues and other revenues. License, support and project revenues are derived from the system solutions developed and sold by NASDAQ OMX. After we have developed and sold a system solution, the customer licenses the right to use the software. Facility management services revenues are derived when NASDAQ OMX assumes responsibility for the continuous operation of a system platform for a customer and receives facility management services revenues. Other revenues are derived from advisory services.

For further discussion of our segments, see Note 17, “Segments.”

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

As discussed in Note 3, “Business Combinations,” Nasdaq completed the business combination with OMX on February 27, 2008. The business combination between Nasdaq and OMX has been treated as a purchase business combination for accounting purposes, with Nasdaq treated as the acquirer. The condensed consolidated financial statements and accompanying notes included in this Form 10-Q include the financial results of the former OMX from the date of acquisition.

The condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, and include the accounts of NASDAQ OMX, its wholly-owned subsidiaries and other entities in which NASDAQ OMX has a controlling financial interest. All significant intercompany accounts and transactions have been eliminated in consolidation. We consolidate those entities in which we are the primary beneficiary of a variable-interest entity, or VIE, as defined in FIN 46(R), “Consolidation of Variable Interest Entities an interpretation of ARB No. 51 (revised),” or where we have a controlling financial interest. When NASDAQ OMX is not the primary beneficiary of a VIE or does not have a controlling interest in an entity but exercises significant influence over the entity’s operating and financial policies, such investment is accounted for under the equity method of accounting in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” or APB 18.

In accordance with APB 18, if financial statements of an investee are not sufficiently timely for an investor to apply the equity method of accounting currently, the investor ordinarily should record its share of the earnings or losses of an investee from the most recent available financial statements. A lag in reporting should be consistent from period to period.

We have condensed or omitted footnotes or other financial information that is normally included in annual financial statements prepared in accordance with U.S. GAAP, but is not required for interim reports. Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Foreign Currency Translation

In accordance with Statement of Financial Accounting Standards, or SFAS, No. 52, “Foreign Currency Translation,” or SFAS 52, foreign denominated assets and liabilities are remeasured into the functional currency at exchange rates in effect at the balance sheet date through the income statement. Gains or losses resulting from foreign currency transactions are included in net income.

Translation gains or losses resulting from translating our subsidiaries’ financial statements from the local functional currency to the reporting currency, net of tax, is included in stockholders’ equity. Assets and liabilities are generally translated at the balance sheet date while revenues and expenses are recorded at the date the transaction occurs or at an applicable average rate.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and all non-restricted highly liquid investments with original maturities of three months or less at the time of purchase. Cash equivalents are carried at cost plus accrued interest, which approximates fair value due to the short maturities of these investments. As of March 31, 2008 our cash and cash equivalents included $37.4 million of restricted cash which is not available for general use by us due to regulatory requirements.

Financial Investments

Financial investments include debt and equity securities and are classified within both the trading and available-for-sale categories. Debt securities that are bought principally for regulatory purposes and which are generally sold in the near term are classified as trading investment securities. Trading investment securities are included in financial investments, at fair value in the Condensed Consolidated Balance Sheets and changes in fair value are included in investment income within other income (expense), net in the Condensed Consolidated Statements of Income. Long-term available-for-sale investment securities are carried at fair value in the Condensed Consolidated Balance Sheets in other assets with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Our available-for-sale securities at March 31, 2008 represent equity securities in other foreign stock exchanges. Realized gains and losses on these securities are included in earnings upon disposition of the securities using the specific identification method. In addition, realized losses are recognized when management determines that a decline in value is other-than-temporary, which requires judgment regarding the amount and timing of recovery. Indicators of other-than-temporary impairment for debt securities include issuer downgrade, default, or bankruptcy. We also consider the extent to which cost exceeds fair value, the duration of that difference and management’s judgment about the issuer’s current and prospective financial condition, as well as our intent and ability to hold the security until recovery of the unrealized losses.

Fair value of both available-for-sale and trading investment securities are generally obtained from third party pricing sources. When available, quoted market prices are used to determine fair value. If quoted market prices are not available, fair values are estimated using pricing models, where the inputs to those models are based on observable market inputs. The inputs to the valuation models vary by the type of security being priced but are typically benchmark yields, reported trades, broker dealer quotes, and prices of similar assets. Pricing models generally do not entail material subjectivity because the methodologies employed use inputs observed from active markets. See Note 12, “Fair Value of Financial Instruments,” for further discussion of fair value measures.

Derivative Positions, at Fair Value

As part of our clearing operations in the derivative markets, the Nordic Exchange is the counterparty for each derivative position traded on the Nordic Exchange. The derivatives are not used by the Nordic Exchange for the purpose of trading on their own behalf, but should be seen as a way of documenting the counterparty guarantees in clearing operations. The market value of the derivative positions are reported gross in the Condensed Consolidated Balance Sheets after netting by customer where right of offset exists. The derivatives positions are recorded at fair using an internal valuation model that uses key observable market data inputs.

We have the responsibility for clearing, or settlement of payment, for the derivative and equity transactions. Certain timing differences may exist related to the periodic cash settlement of counterparty trades, between the Nordic Exchange, U.K. broker services and other clearinghouses and customers, where we are acting as intermediary and guaranteeing the fulfillment of each contract. We have recorded receivables and payables associated with such timing differences in other current assets and accounts payable and accrued expenses, respectively, in the Condensed Consolidated Balance Sheets.

Derivative Financial Instruments and Hedging Activities

We account for our hedging activity in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or SFAS 133. All derivatives are recognized on the balance sheet at fair value as either assets or liabilities. The fair value of our derivative financial instruments is determined using either market quotes or valuation models that are based upon the net present value of estimated future cash flows and incorporate current market data inputs. We report our derivative assets in other current assets and our derivative liabilities in accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets. We record any ineffectiveness in earnings. The accounting for the change in the fair value of a derivative financial instrument depends on its intended use and the resulting hedge designation, if any. We also use derivatives as economic hedges that are not designed as accounting hedges or do not qualify for hedge accounting treatment. For further discussion of hedging activities, see below and Note 13, “Derivative Financial Instruments and Hedging Activities.”

Non-Designated Derivatives

For derivative financial instruments that do not qualify for hedge accounting or are not designated as hedges, changes in fair value are reported in current period earnings, in other income (expense), net in the Condensed Consolidated Statements of Income.

Derivative Financial Instruments that Qualify for Hedge Accounting

Derivative financial instruments that are entered into for hedging purposes are designated as such when we enter into the contract. For all derivative financial instruments that are designated for hedging activities, we formally document all of the hedging relationships between the hedge instruments and the hedged items at the inception of the relationships. We also formally document our risk management objectives and strategies for entering into the hedge transactions. We formally assess, at inception and on a quarterly basis, whether derivatives designated as hedges are highly effective in offsetting the fair value or cash flows of hedged items. If it is determined that a derivative is no longer highly effective as a hedge, we will discontinue the application of hedge accounting.

Fair Value Hedges

A fair value hedge is a derivative designated to hedge the exposure of future changes in the fair value of an asset or liability, or an identified portion thereof that is attributable to a particular risk. For derivative financial instruments that qualify as fair value hedges, changes in the fair value of the derivatives, as well as of the corresponding hedged assets, liabilities or firm commitments, are recorded in current period earnings as a component other income (expense), net in the Condensed Consolidated Statements of Income. If a fair value hedge designation is removed or the hedge is terminated prior to maturity, previous adjustments to the carrying value of the hedged item are recognized in earnings over the remaining life of the hedged item.

Receivables, net

Our receivables are concentrated with our member firms, market data vendors, listed companies and market technology customers. Receivables are shown net of reserves for uncollectible accounts. The reserve for bad debts is maintained at a level that management believes to be sufficient to absorb estimated losses in the accounts receivable portfolio. The reserve is increased by the provision for bad debts which is charged against operating results and decreased by the amount of charge-offs, net of recoveries. The amount charged against operating results is based on several factors including, but not limited to, a continuous assessment of the collectibility of each account, the length of time a receivable is past due and our historical experience with the particular customer. In circumstances where a specific customer’s inability to meet its financial obligations is known (i.e., bankruptcy filings), we record a specific provision for bad debts against amounts due to reduce the receivable to the amount we reasonably believe will be collected. Due to changing economic, business and market conditions, we review the reserve for bad debts monthly and make changes to the reserve through the provision for bad debts as appropriate. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to pay), our estimates of recoverability could be reduced by a material amount.

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

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of a business acquired. In connection with SFAS No. 142, “Goodwill and Other Intangible Assets,” or SFAS 142, we are required to test goodwill for impairment at the reporting unit level annually, or in interim periods if certain events occur indicating that the carrying value may be impaired. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill is less than the carrying value. There was no impairment of goodwill in the first quarter of 2008 or 2007.

Intangible Assets, net

Intangible assets, net, primarily include exchange registrations, customer relationships, trade names and technology. Intangible assets with finite lives are amortized on a straight-line basis over their estimated average useful lives as follows:

•	Technology: 3 - 10 years

•	Customer relationships: 7 - 28 years

•	Other: 4.5 - 5 years

In connection with SFAS 142, intangible assets deemed to have indefinite useful lives are not amortized and are subject to annual impairment tests. Impairment exists if the carrying value of the indefinite-lived intangible asset exceeds its fair value. For finite lived intangible assets subject to amortization, impairment is considered upon certain “triggering events” and is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible asset. There was no impairment of indefinite-lived intangible assets in the first quarter of 2008 or 2007.

Valuation of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS 144, we assess potential impairments to our long-lived assets, including finite lived intangible assets and property and equipment, when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. There was no impairment recorded in the first quarter of 2008 or 2007.

Revenue Recognition and Cost of Revenues

Market Services Revenues

U.S. Market Services Revenues

U.S. Market Services revenues are derived from The NASDAQ Market Center and Market Services Subscriptions revenues. The NASDAQ Market Center revenues are variable, based on service volumes, and recognized as transactions occur. Market Services Subscriptions revenues are based on the number of presentation devices in service and quotes delivered through those devices. Market Services Subscriptions revenues are recognized in the month that information is provided. These revenues are recorded net of amounts due under revenue sharing arrangements with market participants.

The NASDAQ Market Center

Pursuant to Emerging Issues Task Force, or EITF, of the Financial Accounting Standards Board, or FASB, Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” or EITF 99-19, we record execution revenues from transactions on a gross basis in revenues and record related expenses such as liquidity rebate payments and execution costs as cost of revenues. All routed transactions are executed through Nasdaq Execution Services, LLC, which is registered with the SEC as a broker-dealer. Nasdaq Execution Services, as a broker-dealer, acts as principal to the transactions executed through The NASDAQ Market Center, which exposes Nasdaq Execution Services to clearance and settlement risk.

We also have execution risk on non-routed transactions that are conducted on our platform. Under our Limitation of Liability Rule, we, subject to certain caps, provide compensation for losses directly resulting from the systems’ actual failure to correctly process an order, Quote/Order, message or other data into The NASDAQ Market Center. We do not record a liability for any potential claims that may be submitted under the Limitation of Liability Rule unless they meet the provisions of SFAS No. 5, “Accounting for Contingencies,” or SFAS 5. As such, losses arising as a result of the rule are accrued and charged to expense only if the loss is probable and estimable. See our 2007 Annual Report on Form 10-K for further discussion of the Limitation of Liability Rule.

The NASDAQ Market Center credits a portion of the per share execution charge to the market participant that provides the liquidity and records the liquidity rebate as a cost of revenues in the Condensed Consolidated Statements of Income. These liquidity rebates are paid on a monthly basis and the amounts due are included in accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets. The liquidity rebates payable amounts were $40.6 million at March 31, 2008 and $24.8 million at December 31, 2007.

We are required to pay Section 31 fees to the SEC for supervision and regulation of securities markets. We pass these costs along to our customers through our execution revenues. We collect the fees as a pass-through charge from organizations executing eligible trades on the Exchange’s exchange platform and we recognize these amounts in cost of revenues when invoiced. Section 31 fees received are included in cash and cash equivalents in the Condensed Consolidated Balance Sheets, at the time of receipt and, as required by law, the amount due to the SEC is remitted semiannually and recorded as Section 31 fees payable to SEC in the Condensed Consolidated Balance Sheets until paid. Since the amount recorded in revenues is equal to the amount recorded in cost of revenues, there is no impact on our revenues less liquidity rebates, brokerage, clearance and exchange fees. As we hold the cash received until payment to the SEC, we earned interest income on the related cash balances.

Market Services Subscriptions

Market Services Subscriptions revenues are based on the number of distributors receiving information, the reported presentation devices in service and quotes delivered through those devices. Market Services Subscriptions revenues are recognized in the month the information is reported. These revenues are recorded net of amounts due under revenue sharing arrangements with market participants.

We earn Market Services Subscriptions revenues for proprietary and non-proprietary data products. Proprietary revenues include Nasdaq Quotation Dissemination Services, or NQDS, revenues as well as revenues from TotalView, our flagship market depth quote product and other proprietary services and data feed products. Revenues from non-proprietary products are eligible Unlisted Trading Privileges Plan, or UTP Plan, revenues which are shared among UTP Plan participants.

The most significant component of Market Services Subscriptions revenues presented on a net basis in accordance with EITF 99-19 is the UTP Plan revenue sharing. All indicators of gross vs. net reporting pursuant to EITF 99-19 have been considered in analyzing the appropriate presentation of UTP Plan revenue sharing. However, the following are the primary indicators of net reporting:

•

Primary Obligor: We are the Securities Information Processor for the UTP Plan, in addition to being a participant in the UTP Plan. In our unique role as Securities Information Processor, we only facilitate the collection and dissemination of revenues on behalf of the UTP Plan participants. As a participant, we share in the net distribution of revenues according to the plan on the same terms as all other plan participants.

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

Non-U.S. Market Services Revenues

Non-U.S. Market Services revenues are also derived from Execution Services and Market Services Subscriptions revenues. The Execution Services revenues, which include trading and clearing revenues from equity and derivative products traded on the Nordic Exchange, are variable, based on service volumes, and recognized as transactions occur. Market Services Subscriptions revenues are based on the number of presentation devices in service and quotes delivered through those devices. Market Services Subscriptions revenues are recognized in the month that information is provided. Since the Nordic Exchange does not have any cost of revenues or revenue sharing agreements, such as liquidity rebates and brokerage, clearance and exchange fees, EITF 99-19 is not applicable.

Issuer Services Revenues

U.S. Issuer Services Revenues

U.S. Issuer Services revenues include Corporate Client Group revenues and Financial Products revenues. Corporate Client Group revenues include annual fees, initial listing fees and listing of additional shares fees. Annual fees are recognized ratably over the following 12-month period. Initial listing and listing of additional shares fees are recognized on a straight-line basis over estimated service periods, which are six and four years, respectively, based on our historical listing experience, pursuant to the requirements of SAB Topic 13.

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

Financial Products revenues include license fees for our trademark licenses related to financial products linked to our indexes issued in the United States and abroad. We primarily have two types of license agreements: transaction-based licenses and asset-based licenses. Transaction-based licenses are generally renewable long-term agreements. Customers are charged based on transaction volume or a minimum contract amount, or both. If a customer is charged based on transaction volume, we recognize revenue when the transaction occurs. If a customer is charged based on a minimum contract amount, we recognize revenue on a pro-rata basis over the licensing term. Asset-based licenses are also generally long-term agreements. Customers are charged based on a percentage of assets under management for licensed products, per the agreement, on a monthly or quarterly basis. These revenues are recorded on a monthly or quarterly basis over the term of the license agreement.

In addition, the Financial Products business has expanded to include the development, administration and licensing of OMX indexes.

Non-U.S. Issuer Services Revenues

Non-U.S. Issuer Services revenues include non-U.S. Corporate Client Group revenues related to OMX’s listing business, which are comprised of issuers’ revenues derived from annual fees received from listed companies on the Nordic Exchange, which are directly related to the listed companies’ market capitalization. These revenues are recognized ratably over the following 12-month period.

Market Technology Revenues

The Market Technology segment delivers technology and services to marketplaces throughout the world. Market Technology provides technology solutions for trading, clearing and settlement information dissemination and also offers facility management integration and advisory services. Revenues are derived from three primary sources: licensing, support and project revenues, facility management services revenues and other revenues. Revenues related to Market Technology are accounted for in accordance with Statement of Position, or SOP, 97-2, “Software Revenue Recognition,” or SOP 97-2, and SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” depending upon the terms of the Market Technology contracts.

We enter into sales arrangements with customers for software programs, implementation of software, support and other post-contract services. SOP 97-2 sets out precise requirements for establishing Vendor Specific Objective Evidence, or VSOE, for valuing elements of certain multiple-element arrangements. When VSOE for individual elements of an arrangement cannot be established in accordance with SOP 97-2, revenue is generally deferred and recognized over the term of the final element. We do not have VSOE for certain elements of certain multiple-element arrangements with customers. Therefore, the total revenue for a customer under a customer contract is deferred and recognized over the total customer service period.

Earnings Per Share

We compute earnings per share, or EPS, in accordance with SFAS No. 128, “Earnings per Share,” or SFAS 128. Basic EPS is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities which consists primarily of convertible notes, warrants and employee stock options and awards. See Note 11, “Earnings Per Common Share,” for further discussion.

Share-Based Compensation

We account for share-based compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees including employee stock options, restricted stock and certain employee stock purchase plans, based on estimated fair values. We recognize compensation expense for share-based awards on a straight-line basis over the requisite service period of the award. See Note 10, “Share-Based Compensation,” for further discussion.

Deferred Revenue

Deferred revenue represents revenues for services not yet rendered, primarily for the Corporate Client Group and Market Technology. See Note 7, “Deferred Revenue,” for further discussion.

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

We develop systems solutions for both internal and external use. The provisions of SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” or SOP 98-1, require certain costs incurred in connection with developing or obtaining internal use software to be capitalized. Unamortized capitalized software development costs are included in data processing equipment and software, within property and equipment, net in the Condensed Consolidated Balance Sheets. Amortization of costs capitalized under SOP 98-1 is included in depreciation and amortization expense in the Condensed Consolidated Statements of Income.

The provisions of SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” or SFAS 86, which apply to our Market Technology segment, specifies the accounting for the costs of computer software to be sold, leased, or otherwise marketed as a separate product or as part of a product or process. In accordance with SFAS 86, software development expenses are capitalized after the product has reached technological feasibility. Technological feasibility is established upon completion of a detail program design or, in its absence, completion. Thereafter, all software production costs shall be capitalized. Prior to reaching technological feasibility, all costs are charged to expense. Capitalized costs are amortized on a straight-line basis over the remaining estimated economic life of the product and are included in depreciation and amortization expense in the Condensed Consolidated Statements of Income.

Leases

We expense rent from non-cancellable operating leases, net of sublease income, in the periods in which the costs are incurred. The net costs are included in occupancy expense in the Condensed Consolidated Statements of Income.

Income Taxes

We use the asset and liability method required by SFAS No. 109, “Accounting for Income Taxes,” or SFAS 109, to provide income taxes on all transactions recorded in the consolidated financial statements. Deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities (i.e., temporary differences) and are measured at the enacted rates that will be in effect when these differences are realized. If necessary, a valuation allowance is established to reduce deferred tax assets to the amount that is more likely than not to be realized.

Recent Accounting Pronouncements

SFAS No. 157—As of January 1, 2008, we adopted on a prospective basis certain required provisions of SFAS No. 157, “Fair Value Measurements,” or SFAS 157, as amended by FASB Financial Staff Position, or FSP, No. 157-2, “Effective Date of FASB Statement No. 157,” or FSP 157-2 . Those provisions relate to our financial assets and liabilities carried at fair value and our fair value disclosures related to financial assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. As such, our financial assets and financial liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with SFAS 157. See Note 12, “Fair Value of Financial Instruments,” for further discussion. The adoption of SFAS 157 did not have a significant impact on our consolidated financial statements. We did not elect to adopt SFAS 157 for acquired non-financial assets and assumed non-financial liabilities.

SFAS No. 159—In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS 159. SFAS 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities at fair value (“the fair value option”). SFAS 159 is expected to expand the use of fair value accounting but does not affect existing standards which require certain assets or liabilities to be carried at fair value. SFAS 159 provides an option for most financial assets and liabilities to be reported at fair value on an instrument-by-instrument basis with changes in fair value reported in earnings. After the initial adoption, the election is made at the acquisition of a financial asset, financial liability, or a firm commitment and it may not be revoked. SFAS 159 provides an opportunity to mitigate volatility in reported earnings that was caused by measuring hedged assets and liabilities that were previously required to use an accounting method other than fair value, while the related economic hedges were reported at fair value. SFAS 159 was effective for us on January 1, 2008. We have considered the fair value option and have decided to not elect the option upon adoption. We will continue to consider the fair value option upon acquiring assets and liabilities that would fall under this option and may elect it in future periods.

3. Business Combinations

Business Combination with OMX

On February 27, 2008, Nasdaq and OMX combined their businesses. The business combination was completed pursuant to the terms of an agreement with Borse Dubai Limited, a Dubai company, or Borse Dubai, dated November

15, 2007. Pursuant to that agreement, Borse Dubai conducted an offer to acquire all of the outstanding shares of OMX and subsequently, on February 27, 2008, sold the OMX shares acquired in the offer or otherwise owned by Borse Dubai or its subsidiaries to Nasdaq. Nasdaq acquired 117,227,931 shares of OMX, representing 97.0% of the share capital of OMX, for SEK 11,678,630,352 ($1.9 billion) in cash and 60,561,515 shares of Nasdaq common stock issued to Borse Dubai and a trust, or the Trust, for Borse Dubai’s economic benefit. Subsequently, Borse Dubai acquired an additional 2,013,350 shares of OMX and, on March 17, 2008, sold those shares to Nasdaq in exchange for SEK 533,537,750 ($0.1 billion) in cash, as a result of which we now own 98.8% of OMX’s outstanding shares. The cash component of the purchase price for OMX was financed through cash on hand, our new credit facilities and the issuance of 2.50% convertible senior notes. See Note 8, “Debt Obligations,” for further discussion.

At the closing of the transaction, Borse Dubai was issued shares of Nasdaq common stock representing 19.99% of our fully diluted outstanding share capital (approximately 42.9 million shares), and the balance (approximately 17.7 million shares) were issued to the Trust to be held for Borse Dubai’s economic benefit until disposed of by the Trust.

Through compulsory acquisition procedures, NASDAQ OMX intends to acquire 100% of the OMX shares outstanding and not held by NASDAQ OMX. It is not currently known when the proceedings will be complete and when NASDAQ OMX will be able to acquire the OMX shares that are the subject of the proceedings.

As part of the business combination with OMX, on February 27, 2008, Nasdaq also acquired 33 1/3% of the equity of the Dubai International Financial Exchange, or DIFX, in exchange for a contribution of $50 million in cash to DIFX and the entry into certain technology and trademark licensing agreements. We also are responsible, under an agreement with Borse Dubai and DIFX, for 50% of any additional capital contribution calls made by DIFX, subject to a maximum aggregate additional commitment by us of $25 million. We account for our investment in DIFX under the equity method of accounting in accordance with APB 18.

The business combination of Nasdaq and OMX and the acquisition of the equity interest in DIFX are collectively referred to as the “Transactions.”

The financial results of OMX are included in the consolidated results of NASDAQ OMX beginning on February 27, 2008.

Minority Interest in OMX

Since NASDAQ OMX owned 98.8% of the outstanding shares of OMX at March 31, 2008, we recorded $0.2 million of minority interest in the Condensed Consolidated Statements of Income, representing 1.2% of OMX’s net income from the date of the business combination through March 31, 2008. In addition, we recorded $8.2 million of minority interest in the Condensed Consolidated Balance Sheets representing minority interest of 1.2% of OMX as of March 31, 2008.

Purchase Price

The following is a summary of the purchase price in the OMX business combination (in millions):

Equity component	$2,266.8	(a)
Cash component	1,967.8	(b)
Acquisition costs	63.8	(c)
Acquisition-related transaction costs	11.0	(d)

Total purchase consideration	$4,309.4

(a)	Based on the closing price of Nasdaq common stock of $37.43 on September 26, 2007, which was the date of the original purchase agreement with Borse Dubai, multiplied by 60,561,515 shares of Nasdaq common stock. We recorded $0.6 million to common stock, which represents our $0.01 par value and the remaining $2,266.2 million was recorded to additional paid in capital in the Condensed Consolidated Balance Sheets as of March 31, 2008.
(b)	Based on the cash consideration of SEK 11,678,630,352 paid on February 27, 2008 divided by the SEK/USD exchange rate of 6.2140 on February 26, 2008 for the initial share purchase and SEK 533,537,750 paid on March 17, 2008 divided by the SEK/USD exchange rate of 6.0343 on March 14, 2008 for the OMX shares acquired in the extended offer period. Sources of the cash component are as follows:

(i) Issuance of 2.50% convertible senior notes due August 15, 2013 for proceeds of $475.0 million;

(ii) Draw down of debt of $1,050.0 million under a five-year $2,000.0 million senior secured term loan facility; and

(iii) The use of $442.8 million of cash on hand.

See Note 8, “Debt Obligations,” for further discussion on the issuance of the 2.50% convertible senior notes and the draw down on the senior secured term loan facility.

(c)	Management’s direct costs of the acquisition, which include legal and advisory fees incurred by Nasdaq and OMX. Nasdaq and OMX have signed an agreement where Nasdaq will reimburse OMX for direct costs of the business combination. Of the $63.8 million of acquisition costs, $16.9 million was incurred and capitalized by Nasdaq and $46.9 million was reimbursed by Nasdaq to OMX for costs capitalized related to the acquisition.
(d)	Under OMX’s Share Match Programs, OMX made grants of matching share awards under the Share Match Program for 2006 in April 2006 and had planned to make similar grants under the Share March Program for 2007. However, as a result of Nasdaq’s offer to acquire OMX, OMX postponed making such grants. OMX had not granted stock options to employees since 2002. Under the Nasdaq OMX transaction agreement, dated as of May 25, 2007, between Nasdaq and OMX, as modified by the supplement dated September 20, 2007 and a clarifying letter dated January 2, 2008, referred to as the Nasdaq OMX Transaction Agreement, awards granted under the Share Match Program for 2006 will vest on a pro rata basis in accordance with the Nasdaq OMX Transaction Agreement, and have subsequently been cancelled as of the completion of the Transactions. Participants have received or will receive by the second quarter of 2008, cash consideration for cancellation of such awards, as well as consideration for the grants that would have been made under the Share Match Program for 2007, in accordance with the Nasdaq OMX Transaction Agreement. The total cash consideration for the Share Match Programs totaled $11.0 million, which is the fair value of the awards at the time of the business combination and which includes the effect of any swap arrangements that were not material. The 2006 Share Match Program totaled approximately $4.5 million and was calculated by multiplying the number of shares in the 2006 Share Match Program by the share price of SEK 265.0 and adding withholdings. The total cash consideration for the 2007 Share Match Program totaled approximately $6.5 million, which as stated above was consideration for the grants that would have been made under the 2007 Share Match Program.

The above purchase price has been preliminarily allocated based on an estimate of the fair value of OMX’s assets acquired and liabilities assumed. In addition, we have begun to finalize our plan to integrate certain activities related to our business combination with OMX. We are still gathering information to make final decisions regarding the optimal organization of the combined company, from which additional adjustments and refinements to our plan will arise. As such, additional adjustments to the OMX purchase price allocation will be recorded as we finalize restructuring costs associated with integration activities of the combined company in accordance with the requirements of EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” or EITF 95-3. Upon completion of the organizational analysis and the approval of appropriate management, our plan will be finalized. The future adjustments, whether increasing or decreasing our plan’s total value, will impact goodwill and accounts payable and accrued liabilities. We expect our plan to be finalized during the one year allocation period. We are completing our plan under the provisions of EITF 95-3. All other restructuring liabilities outside the scope of EITF 95-3 will be recognized in the income statement when those costs have been incurred in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The final valuation of net assets will be completed as soon as possible but no later than one year from the acquisition date. To the extent that the estimates need to be adjusted, we will do so, but no later than one year after closing in accordance with SFAS No. 141, “Business Combinations,” or SFAS 141.

The following table presents a summary of the OMX purchase price allocation:

Purchase Consideration	Total Net Assets (Liabilities) Acquired		Purchased Intangible Assets	Goodwill
(in millions)
$4,309.4	$(669.9	)(1)	$2,041.4	$2,937.9

(1)

We acquired net assets, at fair value, of OMX totaling $137.5 million and recorded current deferred tax liabilities of $18.4 million and non-current deferred tax liabilities of $789.0 million related to OMX’s intangible assets resulting in total net liabilities acquired of $669.9 million. Included in the net liabilities acquired are $26.7 million for sublease loss reserves related to OMX real estate that we do not intend to occupy as well as $3.8 million for severance costs. As discussed above, we have not finalized the allocation of the purchase price related to the OMX business combination and expect there to be further adjustments to goodwill within one year from the purchase date.

In performing the preliminary purchase price allocation, Nasdaq considered, among other factors, the intention for the future use of the acquired assets, analyses of historical financial performance, and an estimate of the future performance of OMX’s business. The preliminary estimate of the fair values of intangible assets is based, in part, on a valuation using an income or cost approach, as appropriate. The risk-adjusted discount rates used to compute the present value of the expected net cash flows of individual intangible assets were based on OMX’s weighted average cost of capital, which ranged from 8.0% to 10.1%. These discount rates were determined after consideration of OMX’s rate of return on debt and equity and the weighted-average return on invested capital. In estimating the remaining useful lives of the intangible assets, we considered the six factors presented in paragraph 11 of SFAS 142 and an analysis of the intangible assets’ relevant historical attrition data.

Intangible Assets

The following table presents the details of the purchased intangible assets acquired in the OMX business combination. All purchased intangible assets are amortized using the straight-line method. See Note 4, “Goodwill and Purchased Intangible Assets,” for further discussion.

	Increase in Value		Estimated Average Remaining Useful Life (in Years)
Equity method investment	$74.7	(i)

	Value
Intangible assets:
Exchange and clearing registrations	1,143.7		Indefinite
Trade name	202.8		Indefinite
Customer relationships:
Market and Issuer services	424.1		22-28
Market Technology	165.3		21-25

Total customer relationships	589.4

Market technology:
Developed	67.4		3
New	38.1		10

Total market technology	105.5

Total intangible assets	2,041.4	(ii)

Total assets	$2,116.1	(i)+(ii)

Below is a discussion of the methods used to determine the fair value of OMX’s intangible assets and equity method investment, as well as a discussion of the estimated average remaining useful life of each intangible asset. The carrying value of all other assets and liabilities was deemed to approximate their estimated fair value.

Exchange and Clearing Registrations

The exchange and clearing registrations represent licenses that provide OMX with the ability to operate its equity and derivative exchanges as well as the clearing function. Nasdaq views these intangible assets as a perpetual license to operate the exchanges so long as OMX meets its regulatory requirements. Nasdaq selected a variation of the income approach called the Greenfield Approach to value the exchange and clearing registrations. The Greenfield Approach refers to a discounted cash flow analysis that assumes the buyer is building the exchange and clearing operations from a start-up business to a normalized level of operations as of the acquisition date. This discounted cash flow model considers the required resources and eventual returns from the build-out of operational exchanges and the acquisition of customers, once the exchange and clearing registrations are obtained. The advantage of the approach is that it reflects the actual expectations that will arise from an investment in the registrations and it directly values the registrations. The Greenfield Approach relies on assumptions regarding projected revenues, margins, capital expenditures, depreciation, and working capital during the two year pre-trade phase, the 10 year ramp-up period as well as the terminal period.

A steady state projection for OMX was established first. The projection included synergies that a market participant buyer could realize. Since OMX has a strong market position, Nasdaq assumed that the projected revenues represent nearly 100% of the potential market until 2019, and that a market participant would be able to achieve 90% of the market within the 12 year ramp-up period. A terminal growth rate of 4% was chosen as a reasonable estimate of the growth rate of the stock exchange industry on a long-term basis. A steady state projection was used starting in year 12 based on the assumption that a stock exchange can expect to reach normalized operations at this time.

Nasdaq divided the costs into fixed costs, variable costs, and technology costs. Annual fixed costs remained constant throughout the projection at approximately $135.8 million, which represents 50.0% of normalized costs. The remaining 50.0% of the costs were variable costs, which were estimated as a proportion to the revenue. It was estimated that OMX would have to incur approximately $200.0 million in upfront technology to start the exchanges, and ongoing maintenance technology costs would be equal to 15.0% of revenues thereafter.

The initial capital expenditures in years one and two reflect the costs associated with obtaining the fixed assets and the minimal regulatory fees required to start exchanges. Subsequent annual capital expenditures and depreciation were estimated at 6.1% of the revenue, assuming that maintenance capital expenditures are required to replace the depreciated fixed assets. Nasdaq also assumed that the exchanges would require $100.0 million of initial clearing capital which would increase to $300.0 million by the time the exchange reached normalized operations.

Based on historical working capital levels and a review of working capital for comparable companies operating in the industry, working capital for a typical market participant, as a percentage of incremental revenue, is projected to be approximately 12.5%.

The cash flows were then tax-effected at a rate of 25.0%, and a discounted tax amortization benefit was added to the fair value of the asset under the assumption that the exchange registrations would be amortized for tax purposes over a period of seven years.

An indefinite life was assumed for these registrations as the exchanges have operated, in some cases, for more than 140 years and the authorization to operate these exchanges is perpetual so long as OMX meets its regulatory requirements. Furthermore, since no legal, contractual, competitive, economic, or other factors limit the useful life of these intangible assets, Nasdaq considered the useful life of the exchange and clearing registrations to be indefinite. As noted above, we assessed the factors listed in paragraph 11 of SFAS 142 in making this indefinite life determination.

The fair value of the exchange registrations was determined to be approximately $1,143.7 million.

Trade Name

Nasdaq has incorporated OMX into three reporting segments - Issuer Services, Market Services, and Market Technology. The OMX trade name was valued as used in each of these reporting segments. The trade name represents the value of the market recognition of quality service that OMX and its predecessor entities have developed in their 140 years of operation. In valuing the acquired trade names, we used the income approach, specifically the relief from royalty approach, relying on publicly available information to determine the royalty rate that OMX would have to pay a third-party for the use of the trade name. This valuation methodology is based on the concept that because OMX owns the trade name, it does not have to pay a third-party for the right to use the trade name.

Nasdaq researched public documents and accessed the Royalty Source database for license agreements involving similar trade names in the financial services and technology industries. The guideline sample of license agreements yielded a range of royalty rates extending from 0.5% to 2.0% for financial services and technology companies. Based on the margins of the reporting segments, Nasdaq estimated the royalty rates to be 2.0% for Issuer Services, 2.0% for Market Services, and 0.5% for Market Technology.

The cash flows were then tax-effected at a rate of 25.0%, and a discounted tax amortization benefit was added to the fair value of the asset under the assumption that the trade name would be amortized for tax purposes over a period of seven years for Issuer Services and Market Services and five years for Market Technology.

The following is a summary of the indicated fair value for the trade name asset:

	Issuer Services	Market Services	Market Technology	Total
	(in millions)
Sum of discounted cash flows	$17.8	$126.3	$20.7	$164.8
Discounted tax amortization benefit	4.1	28.4	5.5	38.0

Indicated fair value	$21.9	$154.7	$26.2	$202.8

Customer Relationships

Customer relationships represent the non-contractual and contractual relationships that OMX has with issuers, traders, information vendors, and technology customers. OMX’s customer relationships were valued using the income approach, specifically an excess earnings method. This valuation approach relied on assumptions regarding projected revenues, attrition rates, and operating cash flows for each customer type, which were projected up to 45 years.

The following chart depicts OMX’s primary revenue streams and how the 2008 revenues were divided amongst the three customer relationship intangible assets:

	Issuer Services	Market Services	Market Technology	Unallocated
	(in millions)
The Nordic Exchange
Trading revenues		100%
Issuers’ revenues	100%
Other revenues				100%
Information Services
Information sales		100%
Revenues from Baltic Markets		100%
Revenues from Broker Services		100%
Other revenues				100%
Market Technology
License, support, and project revenues			75%	25%
Facility management services revenues			75%	25%
Other revenues				100%

For operating income, Nasdaq assumed that the weighted-average growth for existing customers was 20.0% for each reporting segment. Nasdaq also adjusted for synergies that would be available to the typical market participant, as well as the cost savings, assumed to be 2.0% of revenue, related to servicing an existing customer base versus a future revenue base.

Nasdaq assumed annual revenue attrition of 5.0% for the customers for all reporting segments, as well as charges for contributory assets. The tax-effected cash flows were discounted at a rate of 9.6%, 10.1%, and 8.0% for Issuer Services, Market Services, and Market Technology, respectively.

The cash flows were then tax-effected at a rate of 25.0%, and a discounted tax amortization benefit was added to the fair value of the asset under the assumption that the customer relationships would be amortized for tax purposes over a period of seven years for Issuer and Market Services and five years for Market Technology.

The following is a summary of the indicated fair value for the customer relationship assets:

	Issuer Services	Market Services	Market Technology	Total
	(in millions)
Sum of discounted cash flows	$103.3	$243.5	$130.9	$477.7
Discounted tax amortization benefit	23.3	54.0	34.4	111.7

Indicated fair value	$126.6	$297.5	$165.3	$589.4

The estimated remaining useful life captures 90.0% to 95.0% of the present value of the cash flows generated by each customer relationship. The remaining useful life was determined based on an analysis of the historical attrition rates of OMX customers and paragraph 11 of SFAS 142, which included an analysis of the legal, regulatory, contractual, competitive, economic, or other factors that limit the useful life of this intangible asset. The useful life is addressed in the section below, which discusses the assessment of the lives of the customer relationships and market technology.

Technology – Licensed to Third Parties

Nasdaq acquired two types of technology from OMX, developed and new. The developed technology represents the existing portfolio of software technologies that OMX had developed or acquired. These software technologies are licensed to more than 60 external unrelated customers and are also currently used internally by OMX. The new technology includes Genium. Our future technology platform is an ongoing effort as we further evaluate both Nasdaq and OMX technologies. NASDAQ OMX has refocused the development of Genium to combine our INET (Nasdaq’s current trading platform) and CLICK technologies with the original Genium concepts and components. Ongoing Genium development will incorporate our core INET functionality, including order routing that will be deployed in the new NASDAQ OMX Pan-European Market. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Current Business Developments,” for further discussion on the new Pan-European Market. We will develop new integrated trading and clearing functions based on CLICK and SECUR, and the Genium platform will include Genium Market Info, our information dissemination solution. The Nordic Exchange will begin the migration to the Genium platform in 2009. The fair values of the technologies licensed to third parties were computed using the income approach, specifically the excess earnings approach. This valuation approach relied on assumptions regarding projected revenues, operating cash flows and core technology charges for each technology, which were projected over four years for developed technology and over 11 years for new technology.

The technology revenue streams include 75% of license, support, and project revenues and facility management services revenues. Nasdaq assumed that certain customers will gradually start migrating from the existing technology to Genium starting in 2008 and approximately 40% of the Market Technology revenues are expected to be generated from Genium by 2019.

The projected margins for the technology business are consistent with the overall Market Technology business but are adjusted for research and development, or R&D, costs spent on each technology. Nasdaq assumed that for developed technology, 2.0% of the overall expenses were related to R&D associated with developed technology, and that for new technology, 6.0% of the overall expenses were related to R&D associated with developed technology.

A contributory asset charge for the use of other assets was deducted from the after-tax operating income yielding the excess earnings generated by the technologies, which were discounted at a rate of 8.0% for developed and new technologies.

The cash flows were then tax-effected at a rate of 25.0%, and a discounted tax amortization benefit was added to the fair value of the asset under the assumption that the technology would be amortized for tax purposes over a period of five years.

The fair value of the new technology was adjusted for the INET components that Nasdaq and OMX are incorporating into Genium, which represented approximately 51.0% of value.

The following is a summary of the indicated fair value for the technology asset:

	Developed Technology	New Technology
	(in millions)
Sum of discounted cash flows	$27.0	$35.1
Discounted tax amortization benefit	7.1	9.2

Indicated fair value	34.1	44.3
Value Adjustment for Nasdaq and OMX	—	(22.6)

Indicated fair value	$34.1	$21.7

The estimated useful life of the developed and new technology was based on discussions with OMX management as to the likely duration of benefit to be derived from the technology. Nasdaq considered such factors as the migration cycle from the existing technology to Genium, the estimated research and development costs, and the development of future generations of technology. Nasdaq also gave consideration to paragraph 11 of SFAS 142 and to the pace of the technological changes in the industries in which OMX sells its products.

Technology – Internal Use

The fair values of the internally used technology were valued using the income approach, specifically the relief from royalty approach, relying on publicly available information to determine the royalty rate that OMX would have to pay a third-party for the use of the technologies. This valuation methodology is based on the concept that because OMX owns the technologies it does not have to pay a third-party for the right to license the technology.

Nasdaq researched public documents and accessed the Royalty Source database for license agreements involving similar trade names in the financial services and technology industries. The guideline sample of license agreements yielded a range of royalty rates extending from 0.25% to 40.0% for financial services technologies. Based on the functionality of the technologies, Nasdaq estimated the royalty rates to be 5.0% for the developed and new technology.

The cash flows were then tax-effected at a rate of 25.0%, and a discounted tax amortization benefit was added to the fair value of the asset under the assumption that the technologies would be amortized for tax purposes over a period of seven years.

The fair value of the new technology was adjusted for the INET components that Nasdaq and OMX are incorporating into Genium, which represented approximately 51.0% of value.

The following is a summary of the indicated fair value for the internally licensed existing and new technologies:

	Developed Technology	New Technology
	(in millions)
Sum of discounted cash flows	$27.1	$27.3
Discounted tax amortization benefit	6.2	6.2

Indicated fair value	33.3	33.5
Value Adjustment for Nasdaq and OMX	—	(17.1)

Indicated fair value	$33.3	$16.4

Customer Relationships and Market Technology Lives

The following summarizes the methodologies and assumptions Nasdaq used to estimate the remaining economic lives of the customer relationships and market technology.

a. The expected use of the asset by the entity—As previously discussed, the existing technology will be partially replaced by the Genium technology over the next 12 years. In addition, the existing technology and Genium technology will be obsolete after three and 10 years, respectively. The determination of the useful life of Genium was based on the historical development and life cycles of existing technology products within Nasdaq and OMX.

b. The expected useful life of another asset or group of assets to which the useful life of the intangible asset may relate—The useful lives of the technology and customer relationship assets are not significantly impacted by any other asset or group of assets. The life of the customer relationships varies depending on the customers. The issuers generally have a 22 to 28 year life, the traders/information vendors have a 22 to 28 year life, and the market technology customers have a 21 to 25 year life. For technology, the existing technology has a three year life whereas Genium has a 9 to 10 year life.

c. Any legal, regulatory or contractual provisions that may limit the useful life—We are not aware of any.

d. Any legal, regulatory or contractual provisions that enable renewal or extension of the asset’s legal or contractual life without substantial cost—The market technology customers enter into license and facilities management contracts with a duration of three to 10 years. Such contracts are generally renewed at least once with minimal cost. The useful life of 21 to 25 years was selected based on the fact that many contracts are renewed more than one time, and a majority of the contracts have terms in the eight to 10 year range. We are not aware of any other legal, regulatory, or contractual provisions that may impact the lives of the customer relationships and market technology.

e. The effects of obsolescence, demand, competition, and other economic factors—Genium will be introduced beginning in 2008 and will be fully operational by 2009. The existing technology would become obsolete in approximately three to four years. In addition, Genium would become obsolete in approximately ten years should OMX not invest in upgrades and improvements. The life cycles were based on the historical development and life cycles of existing software products within Nasdaq and OMX.

With respect to the customer relationships, the issuers are generally loyal to their home country and, as such, list on the local exchanges. Most delistings relate to mergers or acquisitions rather than competition. However, within

Europe, there has been increased competition with respect to the trading business, resulting in higher attrition rates for the listing/information vendor business. Finally, for the market technology customers, OMX faced competition from exchanges that choose to develop their own exchange technologies. The present competition does not have a large impact on the life cycle as customers typically return due to better pricing options and the high cost of changing providers.

f. The level of maintenance expenditures required to obtain the expected future cash flows from the asset. OMX expects to incur research and development expenses to maintain its technology. With respect to the customer relationships, OMX incurs sales and marketing expenses to maintain the current customers. Nasdaq believes that historically the research and development and sales and marketing expenses have maintained the quality of its products and services, thus contributing to a longer life.

Equity Investment

As of the acquisition date, OMX owned approximately 3.8 million shares of Orc Software AB, a company publicly traded on the OMX Nordic Exchange in Stockholm. The value of this investment is based on the daily closing price as reported on the OMX Nordic Exchange in Stockholm. As of the acquisition date, the book value of the Orc Software shares was $14.0 million and the fair value was $88.7 million, constituting additional fair value of $74.7 million.

Deferred Tax Liability

An $18.4 million current deferred tax liability and a $789.0 million non-current deferred tax liability (total deferred tax liability of $807.4 million) has been set up against the $2,116.1 million increase in value of OMX’s assets outlined in the table under intangible assets above. The deferred tax liabilities represent the tax effect of the difference between the estimated assigned fair value of the acquired intangible assets ($2,041.4 million) and the tax basis ($0) of such assets. The estimated amount of $807.4 million is determined by multiplying the difference of $2,041.4 million by the U.S. marginal tax rate of 39.55%.

Equity Investment in DIFX

As discussed above, we also acquired 33 1/ 3% of the equity of DIFX in exchange for $50 million of cash consideration and the entry into certain technology and trademark licensing agreements. These agreements are intended to be nontransferable and perpetual, subject to various exceptions. The agreements grant to DIFX and/or its affiliates rights to use or sublicense certain intellectual property (including, in some instances, on an exclusive basis). We will also be responsible for 50.0% of any additional capital contribution calls made by DIFX, subject to a maximum aggregate additional commitment by us of $25.0 million.

Included in the Condensed Consolidated Balance Sheet is our equity method investment in DIFX, for approximately $128 million. Our investment includes $50 million of cash consideration and the contribution of certain licenses related to our technology, or technology licenses, and the Nasdaq trade name with a gross value of $117 million (net value of $78 million after reduction by the portion of economic interest retained through our 33 1/3% equity investment in DIFX). Upon the concurrent closing of the Transactions, we recognized a non-recurring pre-tax gain of $26 million ($15.7 million after-tax) on the transfer of the Nasdaq trade name asset. In addition, as discussed below, we recorded deferred revenue of $52 million related to the transfer of the technology licenses and will ratably recognize this revenue over a seven year period, which is an estimate of the relevant period for which service will be provided to DIFX.

The basis of the estimated fair values of the technology licenses and the Nasdaq trade name and the calculation of deferred revenue on the technology licenses and the calculation of the Nasdaq trade name pre-tax and after-tax gains are presented below.

Estimated Fair Value of Licenses related to Technology and Calculation of Deferred Revenue

Estimated Fair Value of Technology Licenses

The technology license contributed to DIFX was valued using the cost savings method. As part of the Transactions, DIFX was granted the rights to use or sublicense certain intellectual property (including in some instances, on an exclusive basis) for use in DIFX’s operations in certain territories. Furthermore, DIFX can sublicense current or future commercially available technologies owned by NASDAQ OMX to any of its affiliated entities. Nasdaq estimated the hypothetical after-tax license fees saved by DIFX based on similar license agreements. The applicable license fees saved by the affiliated entities were based on the analysis of likely licensors of commercially available technologies. A hypothetical license agreement with DIFX and their affiliated entities was assumed to span a period of five years, and the license fees were assumed to be paid at the beginning of each period. The tax rate in Dubai is zero. The tax-effected license fee savings cash flows were discounted at a rate of 19.1%. The discount rate was developed using the comparable public company data and economic data reflecting the risk environment in DIFX’s market area. The discount rate was based on the capital asset pricing model and represents the weighted-average cost of capital.

The fair value of the technology licenses was determined to be approximately $78 million.

Calculation of Deferred Revenue

As part of the perpetual technology license agreement, we are obligated to provide DIFX with additional unspecified software developed or marketed by NASDAQ OMX in the future. As such, we have deemed our contribution of technology to be an “insubstance subscription” in accordance with SOP 97-2. As such, revenue that is earned as a result of the license agreement will be recognized ratably over its estimated economic useful life. We have recorded deferred revenue equal to the fair value of the technology licenses. The deferred revenue will be reduced by the portion of the economic interest retained since we will have a 33  1/3% equity investment in DIFX and the deferred revenue will be recognized ratably over the estimated economic useful life of the technology licenses, which is seven years.

Calculation is as follows:

•	$78 million value to technology licenses * 66 2/3% interest sold = $52 million.

For the quarter ended March 31, 2008, we recorded $0.6 million of income related to this deferred revenue in Market Technology revenues in the Condensed Consolidated Statements of Income.

Estimated Fair Value of License related to the Nasdaq Trade Name and Calculation of Gain on Transfer of the Nasdaq Trade Name

Estimated Fair Value of Nasdaq Trade Name

Nasdaq used the relief from royalty method in valuing DIFX’s right to the Nasdaq trade name. As a part of the Transactions, DIFX received rights to use the Nasdaq trade name. The valuation methodology used is based on the after-tax royalties saved by DIFX because of the licensing agreement. The royalty rate used was selected after researching publicly available information on license agreements involving similar trade names. Based on these license agreements, a royalty rate of 3.0% was selected, which was multiplied by DIFX’s projected revenue stream to derive the after-tax royalty savings. The tax rate in Dubai is zero. The resulting after-tax royalty savings were discounted using a rate of 19.1%, which represents the weighted average cost of capital.

The fair value of the license related to the Nasdaq trade name was determined to be approximately $39 million.

Calculation of Gain on Transfer of Asset

As noted above, the fair value of the license related to the Nasdaq trade name was approximately $39 million and had a zero carrying value on Nasdaq’s books and records prior to the transfer. The contribution of the Nasdaq trade name is considered an exchange of monetary assets in accordance with EITF 01-02 “Interpretations of APB Opinion No. 29”, therefore we determined that a gain should be recognized for the difference between Nasdaq’s carrying value and the fair value of this contributed asset. This gain is reduced by the portion of economic interest retained since we will have a 33 1/3% equity investment in DIFX.

The pre-tax gain was calculated as follows:

•	$39 million value to trade name *66 2/3% interest sold = $26 million.

The after-tax gain was calculated as follows:

•	$26 million gain less taxes at 39.55% ($10.3 million) = $15.7 million.

Tax Related to the DIFX Investment

For tax purposes, we recorded a current income tax payable of $46.3 million on the total intangible asset value of $117 million. In addition, we recorded a deferred tax asset of $36.0 million related to the difference between the total intangible asset value of $117 million and the gain of $26.0 million recognized on the Nasdaq trade name contribution.

Pro Forma Results

The condensed consolidated financial statements include the financial results of OMX from the date of acquisition. Unaudited pro forma combined historical results for the three months ended March 31, 2008 and 2007 are included in the table below. The unaudited pro forma combined historical results combine the historical Condensed Consolidated Statements of Income of Nasdaq and OMX, giving effect to the business combination as if it had occurred at the beginning of each year presented.

	Three Months Ended March 31,
	2008	2007
	(in thousands, except per share amounts)
Revenues	$918,209	$709,073
Revenues less liquidity rebates, brokerage, clearance and exchange fees	382,715	339,193
Net income	113,889	68,059
Basic earnings per share	$0.57	$0.39
Diluted earnings per share	$0.54	$0.33

The pro forma results for March 31, 2008 and 2007 primarily include adjustments for amortization of the intangible assets presented above, the elimination of OMX’s historical amortization expense, additional interest expense on the credit facilities and the 2.50% convertible senior notes, elimination of OMX’s historical interest expense related to OMX’s debt that was refinanced with the proceeds from the issuance of the 2.50% convertible senior notes and credit facilities and related tax adjustments.

The pro forma results for March 31, 2008 also include the elimination of the non-recurring gain on the contribution of the Nasdaq trade name in the DIFX transaction discussed above. In addition, the pro forma results for March 31, 2007, were adjusted to exclude the material non-recurring charges or credits and related tax effects related to our previous investment in the London Stock Exchange Group plc, or the LSE, in accordance with Regulation S-X. The adjustments related to the LSE transaction includes the elimination of Nasdaq’s interest expense related to the financing of the purchase of the share capital of the LSE, the loss on foreign currency option contracts purchased to hedge the foreign currency exposure on our acquisition bid, strategic initiative costs and related tax adjustments.

4. Goodwill and Purchased Intangible Assets

Goodwill

The following table presents the changes in goodwill by business segment during the quarter ended March 31, 2008:

	Market Services	Issuer Services	Market Technology	Total
	(in thousands)
Balance at December 31, 2007	$911,179	$69,557	$—	$980,736
Goodwill acquired	1,985,098	302,274	650,528	2,937,900

Balance at March 31, 2008	$2,896,277	$371,831	$650,528	$3,918,636

The goodwill acquired for Market Services, Issuer Services and Market Technology shown above relates to our business combination with OMX. See Note 3, “Business Combinations,” for further discussion.

Purchased Intangible Assets

The following table presents details of our total purchased intangible assets, both finite and indefinite lived:

	March 31, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
	(in thousands)
Finite-Lived Intangible Assets
Technology	$134,909	$(23,219)	$111,690	$29,409	$(20,682)	$8,727
Customer relationships	795,810	(43,210)	752,600	206,410	(37,076)	169,334
Other	3,240	(2,202)	1,038	3,240	(2,089)	1,151

Total Finite-Lived Intangible Assets	$933,959	$(68,631)	$865,328	$239,059	$(59,847)	$179,212

Indefinite-Lived Intangible Assets
Exchange registrations	$1,143,700	$—	$1,143,700	$—	$—	$—
Trade names(1)	205,200	—	205,200	2,400	—	2,400

Total Indefinite-Lived Intangible Assets	$1,348,900	$—	$1,348,900	$2,400	$—	$2,400

Total Intangible Assets	$2,282,859	$(68,631)	$2,214,228	$241,459	$(59,847)	$181,612

(1)

Includes trade names for OMX and Shareholder.com which we have determined to have an indefinite useful life as these trade names are expected to generate future cash flows for an indefinite period of time.

Amortization expense for purchased finite-lived intangible assets was $8.8 million for the three months ended March 31, 2008 and $4.9 million for the three months ended March 31, 2007. The increase was due to intangible asset amortization expense on identifiable finite-lived intangible assets purchased in connection with the OMX business combination from the date of acquisition of February 27, 2008.

The estimated future amortization expense of purchased intangible assets as of March 31, 2008 is as follows:

(in thousands)
2008	$49,659
2009	69,981
2010	69,690
2011	48,735
2012	44,403
2013 and thereafter	582,860

Total	$865,328

5. Equity Method Investments

We have investments in companies accounted for under the equity method of accounting which were primarily acquired through the Transactions. The equity method of accounting is used when we own less than 50% of the outstanding voting stock, but exercise significant influence over the operating and financial policies of the affiliate.

We have $230.0 million of equity interest in our equity method investments, which consist primarily of DIFX and ORC Software, included in other assets in the Condensed Consolidated Balance Sheets as of March 31, 2008. Our equity interest in the net income of these affiliated companies was $0.3 million for the three months ended March 31, 2008 and is included in gain from unconsolidated investees, net, within other income (expense), net in the Condensed Consolidated Statements of Income.

Agora-X and DIFX are both related parties. Agora-X is a Market Technology customer and DIFX is owned by Borse Dubai, who through the completion of the Transactions, owns 19.99% of the share capital of NASDAQ OMX, in addition to shares held by the Trust for their benefit.

6. Financial Investments, at Fair Value

Financial investments, at fair value were $121.2 million as of March 31, 2008 and are comprised of Swedish government debt securities. These securities, which are classified as trading securities, are restricted assets to meet regulatory capital requirements for our Nordic Exchange clearing operations.

Investment in the LSE

During 2007, Nasdaq, through its wholly owned subsidiary Nightingale Acquisition Limited, or NAL, acquired share capital of the LSE, totaling 28.4%, or 28.8% after taking into effect LSE’s buybacks.

In November 2006, we announced the terms of final offers to acquire all of the ordinary share capital of the LSE not already owned by us at a price of 1,243 pence per share and all of the B share capital of LSE at a price of 200 pence (plus accrued dividend) per share. In order to hedge the foreign currency exposure on our acquisition bid for the LSE, we purchased foreign currency option contracts. See Note 13, “Derivative Financial Instruments and Hedging Activities,” for further discussion. These final offers lapsed on February 10, 2007.

We incurred costs of $26.5 million in connection with our strategic initiatives related to the LSE, including our acquisition bid. In conjunction with the lapse of our final offers for the LSE in February 2007, these costs were charged to expense in 2007, of which $24.9 million was expensed in the first quarter of 2007 and is included in strategic initiative costs in the Condensed Consolidated Statements of Income.

On September 25, 2007, Nasdaq, through NAL, sold shares, representing at that time 28.0% of the share capital of the LSE, to Borse Dubai for $1,590.7 million in cash. Nasdaq sold the substantial balance of its remaining holdings in the LSE in open market transactions for approximately $193.5 million in cash on September 26, 2007 for total proceeds of $1,784.2 million. As a result of the sale, Nasdaq recognized a $431.4 million pre-tax gain, which is net of $18.0 million of costs directly related to the sale, primarily broker fees. On September 28, 2007, Nasdaq used approximately $1,055.5 million of the proceeds from the above transactions to repay in full and terminate our then-outstanding credit facilities.

7. Deferred Revenue

Our deferred revenue at March 31, 2008 primarily related to Corporate Client Group and Market Technology fees and will be recognized in the following years:

	Initial Listing Fees	Listing of Additional Shares	Annual and Other	Market Technology	Total
	(in thousands)
Fiscal year ended:
2008	$15,935	$27,474	$127,172	$15,360	$185,941
2009	18,410	27,391	227	9,877	55,905
2010	14,657	17,819	—	7,429	39,905
2011	10,443	7,901	—	7,429	25,773
2012	6,260	373	—	7,429	14,062
2013 and thereafter	2,349	—	—	16,095	18,444

	$68,054	$80,958	$127,399	$63,619	$340,030

Our deferred revenue for the three months ended March 31, 2008 and 2007 is reflected in the following table. The additions primarily reflect Corporate Client Group revenues from listing fees and Market Technology revenues from client contracts charged during the period, as well as Market Technology deferred revenue related to the contribution of technology licenses to DIFX. OMX’s beginning balances since the date of the business combination have been included in additions. The amortization primarily reflects Corporate Client Group revenues from listing fees and Market Technology revenues including revenues earned from the technology licenses contributed to DIFX and from client contracts recognized during the period in accordance with U.S. GAAP.

	Initial Listing Fees	Listing of Additional Shares	Annual and Other	Market Technology	Total
	(in thousands)
Balance at January 1, 2008	$71,208	$79,382	$3,992	$—	$154,582
Additions	2,608	11,943	166,461	67,552	248,564
Amortization	(5,762)	(10,367)	(43,054)	(3,933)	(63,116)

Balance at March 31, 2008	$68,054	$80,958	$127,399	$63,619	$340,030

Balance at January 1, 2007	$71,054	$73,829	$2,208	$—	$147,091
Additions	5,931	18,078	140,888	—	164,897
Amortization	(5,408)	(9,690)	(38,714)	—	(53,812)

Balance at March 31, 2007	$71,577	$82,217	$104,382	$—	$258,176

8. Debt Obligations

The following table presents the changes in our debt obligations during the three months ended March 31, 2008:

	December 31, 2007	Additions	Payments, Conversions and Accretion	March 31, 2008
	(in thousands)
3.75% convertible notes due October 22, 2012 (net of discount)	$118,438	$—	$58	$118,496
2.50% convertible senior notes due August 15, 2013	—	475,000	—	475,000
$2,000.0 million senior secured term loan facility credit agreement due February 27, 2013 (average interest rate of 5.01% for the period February 27, 2008 through March 31, 2008)	—	1,050,000	—	1,050,000
Debt obligations assumed from the business combination with OMX (1)	—	352,918	(352,918)	—

Total debt obligations	118,438	1,877,918	(352,860)	1,643,496
Less current portion	—	(68,906)	—	(68,906)

Total long-term debt obligations	$118,438	$1,809,012	$(352,860)	$1,574,590

(1)	OMX’s debt obligations were refinanced with the proceeds from the issuance of the 2.50% convertible senior notes and credit facilities.

3.75% Convertible Notes

The 3.75% convertible notes were originally issued to Hellman & Friedman, or H&F, ($300.0 million), Silver Lake Partners, or SLP, ($141.4 million) and other partners ($3.6 million) in order to finance the INET transaction. These notes were convertible into our common stock at a price of $14.50 per share, representing 30,689,655 shares subject to adjustment, in general for any stock split, dividend, combination, recapitalization or similar event. We also issued warrants to purchase shares of our common stock at a price of $14.50 per share to H&F (3,400,000 shares), SLP (1,523,325 shares) and other partners (39,175 shares). The warrants became exercisable on April 22, 2006 and expire on December 8, 2008, the third anniversary of the closing of the INET acquisition.

Conversion of the 3.75% Convertible Notes

In the fourth quarter of 2007, H&F sold its entire stake in Nasdaq in a public offering which included (i) shares issued through the conversion of the 3.75% convertible notes, (ii) shares acquired through the cashless exercise of warrants and shares held outright by H&F, which were previously purchased from us in a separate transaction. Also in the fourth quarter of 2007, SLP and other partners sold 1,732,491 shares of our common stock. The shares sold by SLP and other partners consisted of a portion of shares issued through the conversion of the 3.75% convertible notes issued to SLP and other partners, and the cashless exercise of a portion of the warrants issued to other partners. SLP did not exercise any of their warrants. As a result of the above, as of December 31, 2007, approximately $120.1 million in aggregate principal amount of the 3.75% convertible notes remained outstanding.

In the first quarter of 2008, SLP converted 2,000 shares of the 3.75% convertible notes into common stock. As a result of this conversion, as of March 31, 2008, approximately $120.1 million in aggregate principal amount of the 3.75% convertible notes remained outstanding. There were no warrants exercised in the first quarter of 2008. At March 31, 2008, all of the warrants issued to SLP and 16,164 warrants issued to other partners remained outstanding.

On an as-converted basis at March 31, 2008, SLP owned an approximate 4.6% equity interest in us as a result of its ownership of $118.6 million in aggregate principal amount of the 3.75% convertible notes, which are convertible into 8,177,715 shares of our common stock, and 1,523,325 shares underlying warrants. We have registered the shares underlying SLP’s and other partners’ notes on a Form S-3 registration statement.

2.50% Convertible Senior Notes

On February 26, 2008, in connection with the business combination with OMX, we completed the offering of $475.0 million aggregate principal amount of 2.50% convertible senior notes due 2013. The interest rate on the notes is 2.50% per annum payable semi-annually in arrears on February 15 and August 15, beginning August 15, 2008. The notes will mature on August 15, 2013.

The notes are convertible in certain circumstances specified in the indenture for the notes. Upon conversion, holders will receive, at the election of NASDAQ OMX, cash, common stock or a combination of cash and common stock. It is our current intent and policy to settle the principal amount of the notes in cash. The conversion rate will initially be 18.1386 shares of common stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $55.13 per share of common stock. At March 31, 2008, the 2.50% convertible senior notes are convertible into 8,615,999 shares of our commons stock, subject to adjustment upon the occurrence of specified events. Subject to certain exceptions, if we undergo a “fundamental change” as described in the indenture, holders may require us to purchase their notes at a price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest.

Debt Issuance Costs

In conjunction with the issuance of the 2.50% convertible senior notes, we incurred debt issuance costs of $9.1 million. These costs, which are capitalized and included in other assets in the Condensed Consolidated Balance Sheets, are being amortized over the life of the debt obligation. Amortization expense which was recorded as additional interest expense was immaterial for the three months ended March 31, 2008.

Credit Facilities

In connection with the business combination with OMX, on February 27, 2008, or the Closing Date, NASDAQ OMX entered into a Credit Agreement among NASDAQ OMX, as borrower, the financial institutions party thereto as lenders, Bank of America, N.A., as administrative agent, collateral agent, swingline lender and issuing bank, JPMorgan Chase Bank, N.A., as syndication agent, Bank of America Securities LLC and JP Morgan Securities Inc., as joint lead arrangers and joint bookrunners, and Wachovia Bank, National Association, as documentation agent, or collectively the Banks. The Credit Agreement provides for up to $2,075.0 million of senior secured loans, which will include (i) a five-year, $2,000.0 million senior secured term loan facility, or the Term Loan Facility, which consists of (a) a $1,050.0 million term loan facility allocated to the OMX business combination; (b) a $650.0 million delayed draw term loan facility allocated to the acquisition of the Philadelphia Stock Exchange, or PHLX, that will be available until July 31, 2008, and (c) a $300.0 million delayed draw term loan facility allocated to fund the acquisition of certain businesses of Nord Pool, which will be available for drawdown until August 27, 2008 (with the possibility of being held in a segregated account of NASDAQ OMX until the earlier of the closing of the Nord Pool transaction, such time as we determine the Nord Pool transaction will not close or November 1, 2008), and (ii) a five-year, $75.0 million senior secured revolving credit facility, with a letter of credit subfacility and swingline loan subfacility, or the Revolving Credit Facility, and together with the Term Loan Facility, or the Credit Facilities. The Revolving Credit Facility was undrawn as of March 31, 2008. In addition, NASDAQ OMX may request that prospective additional lenders under the Credit Agreement agree to make available incremental term loans and incremental revolving commitments from time to time after the Closing Date in an aggregate amount not to exceed $200.0 million.

In addition to financing the business combination with OMX and the proposed acquisitions of PHLX and certain businesses of Nord Pool (see Note 15, “Commitments, Contingencies and Guarantees,” for further discussion of the proposed acquisition of certain businesses of Nord Pool), we are using the debt financing under the Credit Facilities to (i) pay fees and expenses incurred in connection with such transactions, (ii) repay certain indebtedness of OMX, PHLX and their respective subsidiaries and (iii) provide ongoing working capital and provide for other general corporate purposes of NASDAQ OMX and its subsidiaries.

Borrowings under the Credit Facilities (other than swingline loans) will bear interest at (i) the base rate (the higher of the prime rate announced by the Bank of America, N.A, and the federal funds effective rate plus 0.50%), plus an applicable margin, or (ii) the LIBO rate (set by the British Bankers Association LIBOR Rate), plus an applicable margin. The interest rate on swingline loans made under the Credit Facilities is the base rate, plus an applicable margin.

NASDAQ OMX’s obligations under the Credit Facilities (i) are guaranteed by each of the existing and future direct and indirect material wholly-owned domestic subsidiaries of NASDAQ OMX, subject to certain exceptions, and (ii) are secured, subject to certain exceptions, by all the capital stock of each of our present and future subsidiaries (limited, in the case of foreign subsidiaries, to 65.0% of the voting stock of such subsidiaries) and all of the present and future property and assets (real and personal) of NASDAQ OMX and the guarantors.

The Credit Facilities contain customary negative covenants applicable to NASDAQ OMX and its subsidiaries, including the following:

•	limitations on the payment of dividends and redemptions of NASDAQ OMX’s capital stock;

•	limitations on changes in NASDAQ OMX’s business;

•	limitations on amendment of subordinated debt agreements;

•	limitations on prepayments, redemptions and repurchases of debt;

•	limitations on liens and sale-leaseback transactions;

•	limitations on business combinations, recapitalizations, acquisitions and asset sales;

•	limitations on transactions with affiliates;

•	limitations on restrictions on liens and other restrictive agreements; and

•	limitations on loans, guarantees, investments, incurrence of debt and hedging arrangements.

In addition, the Credit Facilities contain financial covenants, specifically, maintenance of a minimum interest expense coverage ratio and a maximum total leverage ratio, defined in the Credit Facilities.

The Credit Facilities also contain customary affirmative covenants, including access to financial statements, notice of defaults and certain other material events, and maintenance of business and insurance, and events of default, including cross-defaults to our material indebtedness.

NASDAQ OMX is permitted to repay borrowings under the Credit Facilities at any time in whole or in part, without penalty. We also are required to repay loans outstanding under the Credit Facilities (i) with net cash proceeds from sales of property and assets of NASDAQ OMX and its subsidiaries (excluding inventory sales and other sales in the ordinary course of business) and casualty and condemnation proceeds, in each case subject to exceptions and thresholds to be agreed and subject to reinvestment rights; (ii) with net cash proceeds from the issuance or incurrence of additional indebtedness other than indebtedness permitted by the Credit Facilities; and (iii) with a percentage of our excess cash flow, and the percentage of such excess cash flow is required to use for repayments varies depending on our leverage ratio at the end of the year for which cash flow is calculated, starting in 2008, with the maximum repayment percentage set at 50.0% of excess cash flow.

Debt Issuance Costs

In conjunction with our Credit Facilities, we incurred debt issuance costs of $37.7 million. These costs, which are capitalized and included in other assets in the Condensed Consolidated Balance Sheets, are being amortized over the life of the debt obligation. Amortization expense which was recorded as additional interest expense was immaterial for the three months ended March 31, 2008.

At March 31, 2008, we were in compliance with the covenants of all of our debt obligations.

In addition to the $75.0 million Revolving Credit Facility discussed above, we also have credit facilities related to our clearinghouses in order to meet liquidity requirements. These credit facilities which are available in multiple currencies, primarily Swedish Krona, totaled $260.4 million at March 31, 2008, of which $6.3 million was drawn.

9. Employee Benefits

We maintain a non-contributory, defined-benefit pension plan named The NASDAQ OMX Group, Inc. Pension Plan, or Pension Plan, and a Supplemental Executive Pension Plan, or SERP, for certain senior executives and other benefit plans for eligible employees in the U.S. For information on our Pension Plan, SERP and post-retirement plan actuarial assumptions, see our Annual Report on Form 10-K for the year ended December 31, 2007.

In the first quarter of 2007, we announced that our Pension Plan and SERP were frozen effective May 1, 2007. Future service and salary for all participants do not count toward an accrual of benefits under the Pension Plan and SERP after April 30, 2007. All of the other features of the Pension Plan and SERP remain unchanged. As a result of the Pension Plan and SERP freeze, a curtailment gain of approximately $6.5 million was recognized in compensation and benefits expense in the Condensed Consolidated Statements of Income for the quarter ended March 31, 2007. During the second quarter of 2007, the estimate of the remaining unrecognized prior service cost at May 1, 2007 was updated and an additional SERP curtailment loss of $0.4 million was recognized. Additionally, as a result of the Pension Plan and SERP freeze, there was a $12.6 million reduction in our year end benefit obligation since future service and salary for all participants no longer count toward the accrual of benefits. This reduction was a component of the total underfunded status of the Pension and SERP Plans that is included in other liabilities and accrued personnel costs in the Condensed Consolidated Balance Sheets.

Most employees outside the U.S. are covered by local retirement plans or by applicable social laws. Benefits under social laws are generally expensed in the periods in which the costs are incurred. These costs are included in compensation and benefits expense in the Condensed Consolidated Statements of Income.

Components of Net Periodic Benefit Cost

The following table sets forth the components of net periodic pension, SERP and post-retirement benefits cost recognized in compensation and benefits expense in the Condensed Consolidated Statements of Income:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Components of net periodic benefit cost
Service cost	$5	$1,890
Interest cost	805	1,038
Expected return on plan assets	(656)	(669)
Amortization of unrecognized transition asset	3	(9)
Recognized net actuarial loss	114	317
Prior service cost recognized	—	(127)
Curtailment gain	—	(6,463)

Benefit cost (gain)	$271	$(4,023)

Defined Contribution Savings Plan

We sponsor a voluntary defined contribution savings plan, or 401(k) plan for U.S. employees. Employees are immediately eligible to make contributions to the plan and are also eligible for an employer contribution match at an amount equal to 100.0% of the first 4.0% of eligible employee contributions. Savings plan expense included in compensation and benefits expense in the Condensed Consolidated Statements of Income was $0.9 million for the three months ended March 31, 2008 and $0.8 million for the three months ended March 31, 2007.

We also added a new profit-sharing contribution feature to our 401(k) plan. Eligible U.S. employees will receive employer retirement contributions, or ERCs, when we meet our annual corporate goals. In addition, we adopted a supplemental ERC for a select highly compensated employees whose ERCs are limited by the annual Internal Revenue Service compensation limit. The ERC and supplement ERC began on July 1, 2007. ERC expense was $1.0 million in the first quarter of 2008 and is included in compensation and benefits expense in the Condensed Consolidated Statements of Income.

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

In December 2007 and 2006, we granted non-qualified stock options and restricted stock awards to all active employees. Both of these grants included a performance based accelerated vesting feature based on us achieving specific levels of performance. For the 2007 grant, if we achieve the applicable performance parameters in 2008, the grant will vest on the fourth anniversary of the grant date. If we exceed the applicable performance parameters in 2008, the grant will vest on the third anniversary of the grant date, and if we do not meet the applicable performance parameters in 2008, the grant will extended to vest on the fifth anniversary of the grant date. For the 2006 grant, we exceeded the applicable performance parameters in 2007. Therefore, 50% of the 2006 award will vest on the third anniversary of the grant date and 50% of the 2006 award will vest of the fourth anniversary of the grant date. In accordance with SFAS 123(R), we accelerated the related stock option expense on a prospective basis in 2007 as the award will vest over a shorter period. Options issued under both the 2006 and 2007 grants expire ten years from the grant date.

In 2007, certain executive officers also received grants of 181,152 performance share units, or PSUs. Like our PASOs, the PSUs are based on performance levels. However, for PASOs, the performance measure impacts the vesting period, and for PSUs, the performance measure impacts the amount of shares that each executive will receive upon vesting. For each grant of PSUs, an employee may receive from 0% to 150% of the target amount granted, depending on the achievement of performance measures. We report the target number of PSUs granted, unless we have determined that it is more likely than not, based on the actual achievement of performance measures, that an employee will receive a different amount of shares underlying the PSUs, in which case we report the amount of shares the employee is likely to receive.

Of the 181,152 PSUs granted, 120,000 units are subject to a three year performance period and vest at the end of the period. The remaining 61,152 units are subject to a one year performance period and vest three years after the end of the performance period. The total expense in the first quarter of 2008 for the PSUs granted in 2007 was $0.5 million. In addition to the PSUs, in December 2006, there was an executive grant of 960,000 stock options, which vest over six years. The total expense for this grant was $0.7 million in the first quarter of 2008 and $0.9 million in the first quarter of 2007.

In the first quarter of 2008, certain executive officers received grants of 120,896 PSUs. Of these PSUs granted, 80,000 units are subject to a three year performance and vest at the end of the period. The remaining 40,896 units are subject to a one year performance period and vest three years after the end of the performance period.

Our ESPP allows eligible employees to purchase a limited number of shares of our common stock at six-month intervals, called offering periods, at 85.0% of the lower of the fair market value on the first or the last day of each offering period. The 15.0% discount given to our employees is included in compensation and benefits expense in the Condensed Consolidated Statements of Income.

As of March 31, 2008, we had approximately 6.0 million shares of common stock reserved for future issuance under our equity award plan and ESPP. Shares issued as a result of equity awards and our ESPP were generally first issued out of common stock in treasury. As a result of the conversion of the 3.75% convertible notes and exercise of related warrants, we have depleted the majority of our treasury stock balance. Therefore, shares issued as a result of equity awards and our ESPP are generally first issued out of common stock as newly issued shares.

The following table shows the total share-based compensation expense resulting from equity awards and the 15.0% discount for the ESPP for the three months ended March 31, 2008 and 2007 in the Condensed Consolidated Statements of Income:

	Three Months Ended March 31,
	2008	2007
Share-based compensation expense before income taxes	$5,447	$3,476
Income tax benefit	(2,154)	(1,375)

Total share-based compensation expense after income taxes	$3,293	$2,101

We estimated the fair value of share-based awards using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2008	2007
Expected life (in years)	5	5
Weighted-average risk free interest rate	2.51%	4.62%
Expected volatility	35.0%	35.0%
Dividend yield	—	—
Weighted-average fair value at grant date	$14.04	$12.04

Our computation of expected life is based on historical exercise patterns. The interest rate for periods within the expected life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. Our computation of expected volatility is based on a combination of historical and market-based implied volatility. Our credit facilities prohibit us from paying dividends. Before our credit facilities were in place, it was not our policy to declare or pay cash dividends on our common stock.

A summary of stock option activity for the quarter ended March 31, 2008 is as follows:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at January 1, 2008	9,998,114	$16.25	7.1	$332,316

Grants	135,574	41.41
Exercises	(181,503)	11.24
Forfeitures or expirations	(50,913)	26.23

Outstanding at March 31, 2008	9,901,272	$16.64	6.7	$221,690

Exercisable at March 31, 2008	5,854,365	$18.48	5.8	$172,234

We received net cash proceeds from the exercise of approximately 0.2 million stock options of $2.0 million for the three months ended March 31, 2008 and received net cash proceeds from the exercise of approximately 0.2 million stock options of $2.3 million for the three months ended March 31, 2007. In accordance with SFAS 123(R), we present excess tax benefits from the exercise of stock options, if any, as financing cash flows.

The aggregate intrinsic value in the above table represents the total pre-tax intrinsic value (i.e., the difference between our closing stock price on March 31, 2008 of $38.66 and the exercise price, times the number of shares) based on stock options with an exercise price less than NASDAQ OMX’s closing price of $38.66 as of March 31, 2008, which would have been received by the option holders had the option holders exercised their stock options at that date. This amount changed based on the fair market value of our common stock. The total number of in-the-money stock options exercisable as of March 31, 2008 was 5.9 million. As of March 31, 2007, 5.4 million outstanding stock options were exercisable and the weighted-average exercise price was $8.97.

Total fair value of stock options vested was $4.0 million for the three months ended March 31, 2008 and for the three months ended March 31, 2007. The total pre-tax intrinsic value of stock options exercised was $5.7 million for the three months ended March 31, 2008 and $4.8 million for the three months ended March 31, 2007.

At March 31, 2008, $22.4 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.9 years.

The following table summarizes our restricted stock award and PSU activity for the three months ended March 31, 2008:

	Restricted Stock Awards	Weighted- Average Grant Date Fair Value	PSUs	Weighted- Average Grant Date Fair Value
Unvested awards at January 1, 2008	994,723	$37.23	181,152	$37.31
Granted	26,239	41.25	120,896	40.57
Vested	(79,445)	21.80	—	—
Forfeited	(25,859)	34.35	—	—

Unvested awards at March 31, 2008	915,658	$38.76	302,048	$38.61

At March 31, 2008, $22.6 million of total unrecognized compensation cost related to restricted stock awards is expected to be recognized over a weighted-average period of 2.0 years and $8.0 million of total unrecognized compensation cost related to PSU’s is expected to be recognized over a weighted-average period of 1.7 years.

Under our ESPP employees may purchase shares having a value not exceeding 10.0% of their annual compensation, subject to applicable annual Internal Revenue Service limitations. The next purchase will be at the end of June 2008. We recorded $0.1 million for the three months ended March 31, 2008 and for the three months ended March 31, 2007 of compensation expense for the 15.0% discount that is given to our employees.

11. Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2008	2007
	(in thousands, except share and per share amounts)
Numerator:
Net income:
Net income for basic earnings per share	$121,363	$18,316
Interest impact of 3.75% convertible notes, net of tax	681	2,522

Net income for diluted earnings per share	$122,044	$20,838

Denominator:
Weighted-average common shares outstanding for basic earnings per share(1)	160,978,663	112,439,179

Weighted-average effect of dilutive securities:
Employee stock options and awards	5,921,004	5,983,144
3.75% convertible notes assumed converted into common stock	8,281,184	30,689,655
Warrants	1,003,028	2,695,535

Denominator for diluted earnings per share	176,183,879	151,807,513

Basic and diluted earnings per share:
Basic earnings per share	$0.75	$0.16

Diluted earnings per share	$0.69	$0.14

(1)	The first quarter of 2008 amount includes 60,561,515 shares of common stock issued to Borse Dubai and the Trust in conjunction with the business combination with OMX on a weighted-average basis from the date of the business combination.

Options to purchase 9,901,272 shares of common stock, 1,217,706 shares of restricted stock and warrants exercisable into 1,539,489 shares of common stock were outstanding at March 31, 2008. The 3.75% convertible notes have been accounted for under the if-converted method of SFAS 128 as we will settle the convertible notes in shares of our common stock. As such, the 3.75% convertible notes are convertible into 8,281,162 shares of common stock as of March 31, 2008. The 2.50% convertible notes are accounted for under the treasury stock method of SFAS 128 as it is our intent and policy to settle the principal amount of the notes in cash. Based on the settlement structure of the notes, which permit the principal amount to be settled in cash and the conversion premium to be settled in shares of our common stock or cash, we will reflect the impact of the convertible spread portion of the convertible notes in the diluted calculation using the treasury stock method.

For the three months ended March 31, 2008, we included 7,083,702 of the options outstanding, 1,216,970 shares of restricted stock, all of the shares underlying the 3.75% convertible notes, which includes all outstanding 3.75% convertible notes and 3.75% convertible notes converted into 2,000 shares of common stock during the quarter and all of the shares underlying the warrants in the computation of diluted earnings per share, on a weighted-average basis, as their inclusion was dilutive. The remaining options and shares of restricted stock are antidilutive, and the conversion spread of our 2.50% convertible senior notes was out of the money, and as such, they were properly excluded.

Options to purchase 11,248,096 shares of common stock, 726,994 shares of restricted stock, 3.75% convertible notes convertible into 30,689,655 shares of common stock and warrants exercisable into 4,962,500 shares of common stock were outstanding at March 31, 2007. For the three months ended March 31, 2007, we included 5,833,487 of the options outstanding, 149,657 shares of restricted stock, all of the shares underlying the convertible notes and all of the shares underlying the warrants in the computation of diluted earnings per share, on a weighted average basis, as their inclusion was dilutive. The remaining options and shares of restricted stock were considered antidilutive and were properly excluded.

12. Fair Value of Financial Instruments

Fair Value Measurement—Definition and Hierarchy. As of January 1, 2008, we adopted on a prospective basis certain required provisions of SFAS 157, as amended by FSP 157-2. Under SFAS 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability, or the exit price, in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect NASDAQ OMX’s market assumptions. These two types of inputs create the following fair value hierarchy:

•	Level 1—Quoted prices for identical instruments in active markets.

•

Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•	Level 3—Instruments whose significant value drivers are unobservable.

This hierarchy requires the use of observable market data when available.

The following table presents for each of the above hierarchy levels, our financial assets and liabilities that are measured at fair value on a recurring basis at March 31, 2008.

	Balance as of March 31, 2008	Fair Value Measurements
		(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets Measured at Fair Value on a Recurring Basis
Market value, outstanding derivative positions(1)	$476,954	$—	$476,954	$—
Financial investments, at fair value(2)	121,208	121,208	—	—
Other assets(3)	91,830	—	91,830	—

Total	$689,992	$121,208	$568,784	$—

Financial Liabilities Measured at Fair Value on a Recurring Basis
Market value, outstanding derivative positions(1)	$476,954	$—	$476,954	$—

Total	$476,954	$—	$476,954	$—

(1)

Represents amounts associated with our clearing operations in the derivatives market on the Nordic Exchange. See Note 13, “Derivative Financial Instruments and Hedging Activities,” for further discussion.

(2)	See “Financial Investments” of Note 2, “Summary of Significant Accounting Policies” and Note 6, “Financial Investments, at Fair Value,” for further discussion.
(3)

Includes our long-term available-for-sale investment securities and derivative financial instruments. See “Financial Investments” of Note 2, “Summary of Significant Accounting Policies” and Note 13, “Derivative Financial Instruments and Hedging Activities,” for further discussion.

We also consider our debt obligations to be financial instruments. The fair value of our debt obligations was estimated using discounted cash flow analyses based on our assumed incremental borrowing rates for similar types of borrowing arrangements and a Black-Scholes valuation technique that is utilized to calculate the convertible option value for the 3.75% convertible notes and the 2.50% convertible senior notes. At March 31, 2008, the carrying value of our debt obligations was approximately $233.2 million less than fair value primarily due to the stock appreciation on the 3.75% convertible notes’ convertible option feature from $14.50 at the time of issuance to $38.66 at March 31, 2008. At December 31, 2007, the carrying value of our debt obligations was approximately $266.9 million less than fair value due to the stock appreciation on the 3.75% convertible notes option feature from $14.50 at time of issuance to $49.49 at December 31, 2007. See Note 8, “Debt Obligations,” for further discussion.

Financial Instruments Not Measured at Fair Value on a Recurring Basis.

Some of our financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature. Such financial assets and financial liabilities include: cash and cash equivalents, receivables, net, certain other assets, accounts payable and accrued expenses, Section 31 fees payable to SEC, accrued personnel costs, and other current liabilities.

13. Derivative Financial Instruments and Hedging Activities

In the ordinary course of business, we may enter into various types of derivative transactions. These derivative transactions include:

•

Futures and foreign currency forward contracts which are commitments to buy or sell at a future date a financial instrument, commodity or currency at a contracted price and may be settled in cash or through delivery.

•

Foreign currency option contracts which give the purchaser, for a fee, the right, but not the obligation, to buy or sell within a limited time a financial instrument or currency at a contracted price that may also be settled in cash, based on differentials between specified indices or prices.

NASDAQ OMX uses these derivative financial instruments to manage exposure to various market risks, primarily foreign currency exchange rate fluctuations and are an integral component of our market risk and related asset/liability management strategy and processes.

We use foreign currency future, forward and option contracts to limit our exposure to foreign currency exchange rate fluctuations on contracted revenue streams (hedged item) relating to our market technology sales. When the contracted revenue streams meet the definition of a firm commitment in accordance with SFAS 133, these derivative contracts are designated as fair value hedges. Changes in fair value on the derivatives and the related hedged items are recognized in other income (expense), net in the Condensed Consolidated Statements of Income.

At March 31, 2008, we had $6.5 million of assets included in other current assets and $0.1 million of liabilities included in accounts payable and accrued expenses related to our fair value hedges in our Condensed Consolidated Balance Sheets. For the first quarter 2008 there was no material ineffectiveness recognized in earnings. In addition, for the first quarter of 2008 and 2007 we did not have any cash flow or net investment hedges.

Derivatives Not Designated as Hedges

NASDAQ OMX also has economic hedges that either do not qualify or are not designated for hedge accounting treatment. This type of hedge is undertaken when SFAS 133 hedge requirements cannot be achieved or management decides not to apply SFAS 133 hedge accounting.

Foreign currency transactions and non-U.S. dollar cash flow exposures may from time to time be partially or fully economically hedged through foreign currency contracts, primarily foreign currency options and forward contracts. These hedges generally mature within one year.

In order to economically hedge the foreign currency exposure on our business combination with OMX, we entered into foreign currency option and forward contracts beginning at the time of the announcement of the proposed combination. In accordance with SFAS 133, a derivative used to hedge exposure related to an anticipated business combination does not qualify for specialized hedge accounting, and as such, was marked to market through the income statement each reporting period. For additional discussion of the combination with OMX, see Note 3, “Business Combinations.” For our proposed acquisition of certain businesses of Nord Pool, we also entered into a forward contract.

The following table presents the cumulative realized gain/(loss) on each contract and the gain recognized in the Condensed Consolidated Statements of Income for the three months ended March 31, 2008, related to our foreign currency contracts.

	Purchase	Sale/Expiration	Cumulative Realized Gain (Loss)	Change in Unrealized Gain	Total Gain(Loss) for the Three Months Ended March 31, 2008
	(in thousands)
SEK 2007 Option Contract(1)	$39,026	$66,515	$27,489	$(21,682)	$5,807
SEK 2008 Option Contract	12,500	—	(12,500)	—	(12,500)
SEK 2008 Forward Contracts	—	—	33,712	—	33,712
NOK 2008 Forward Contract	—	—	—	8,235	8,235

Total	$51,526	$66,515	$48,701	$(13,447)	$35,254

(1)	This contract, which was originally purchased in October 2007, had a fair value at December 31, 2007 of $60.7 million.

On January 7, 2008, we sold the SEK 2007 option contract for $66.5 million and recorded a $5.8 million gain in the first quarter of 2008. On the same date, we purchased a new contract for $12.5 million which expired out-of-the-money in February of 2008 and we recorded a loss for the purchase amount of $12.5 million. Also, in the first quarter of 2008, we entered into forward contracts to hedge the SEK cash payment made in connection with the business combination with OMX and to hedge the NOK cash payment for the proposed acquisition of certain businesses from Nord Pool. In the first quarter of 2008, we recorded a gain of $33.7 million at the time of the business acquisition relating to the cash payments for the SEK forward contracts and recognized an unrealized gain of $8.3 million for the NOK forward contract.

In order to economically hedge the foreign currency exposure on our acquisition bid for the LSE, we also purchased foreign currency option contracts at the time of the commencement of the bid for the LSE in the fourth quarter of 2006. In conjunction with the lapse of our final offers for LSE, we traded out of these foreign exchange contracts in February 2007. Due to the improving exchange rate of the dollar when compared to the pound sterling, we recorded a loss of approximately $7.8 million on these foreign currency option contracts for the three months ended March 31, 2007.

Other Derivative Positions at the Nordic Exchange

Through our clearing operations on the Nordic Exchange, we act as the counterparty in each derivative transaction and thereby guarantee the fulfillment of each contract, exposing us to counterparty risk. The counterparty risks are measured using models that are agreed with the financial inspection authority of the country in question which requires us to provide minimum guarantees and maintain certain levels of regulatory capital. These derivative contracts may include stock options and futures, index options and futures, fixed-income options and futures and stock loans.

The change in market value of the abovementioned derivative contracts are reported gross on the balance sheet as a receivable pertaining to the purchasing party and a payable pertaining to the selling party. Such receivables and liabilities attributable to outstanding derivative positions have been netted to the extent that such a legal offset right exists and, at the same time, that it is our intention to settle these items. At March 31, 2008, our market value, outstanding derivative positions on the Condensed Consolidated Balance Sheet was $477.0 million. See Note 15, “Commitments, Contingencies and Guarantees,” for further discussion of our guarantees on the fulfillment of these contracts and collateral received.

14. Comprehensive Income

Comprehensive income is composed of net income and other comprehensive income, which includes the after-tax change in unrealized gains and losses on available-for-sale securities, foreign currency translation adjustments and employee benefit adjustments. The changes in the components of comprehensive income are as follows:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Net income	$121,363	$18,316
Other comprehensive income:
Change in unrealized gains and losses on available-for-sale investments, net of tax(1)	(3,960)	(40,427)
Change in foreign currency translation adjustments(2)	11,545	(174)

Total	$128,948	$(22,285)

(1)

The 2008 amount represents an unrealized loss on our long-term available-for-sale investments included in other assets in the Condensed Consolidated Balance Sheets. The 2007 amount includes the unrealized gain related to our investment in the LSE, net of tax, which includes foreign currency gains. See Note 6, “Financial Investments, at Fair Value,” for further discussion.

(2)	This amount includes after-tax gains and losses on foreign currency translation from operations for which the functional currency is other than the U.S. dollar.

15. Commitments, Contingencies and Guarantees

Proposed Acquisition of the Boston Stock Exchange

On October 1, 2007, we entered into a definitive agreement to acquire the Boston Stock Exchange, or BSX, for $61.0 million in cash. The BSX acquisition will provide us with an additional license for trading both equities and options and a clearing license. After the close of the BSX acquisition, we expect that BSX’s current operations will be discontinued and will not be integrated into our current operations. We expect the acquisition of the BSX to close in the second quarter of 2008.

Proposed Acquisition of the Philadelphia Stock Exchange

On November 7, 2007, we entered into a definitive agreement to acquire PHLX for $652.0 million in cash, subject to customary closing conditions and regulatory approvals. The acquisition of PHLX, the third largest options market in the U.S., will significantly diversify our product portfolio by providing us with a premier options trading platform in the U.S. We expect the acquisition of PHLX to close in the second quarter of 2008.

Proposed Acquisition of Certain Businesses from Nord Pool ASA

On February 22, 2008, OMX entered into a definitive agreement to acquire certain businesses from Nord Pool for $410.6 million, of which $322.1 million would be cash funded by our Credit Agreement and $88.5 million would be in the form of a vendor note due to the current owners of Nord Pool within 18 months of closing. The acquisition is subject to customary closing conditions and regulatory approvals. NASDAQ OMX may also be obligated to pay further earn-out payments of $157.4 million, based on volume over a five-year period. Through this transaction, NASDAQ OMX will acquire Nord Pool’s clearing and consulting operations and international products business, including carbon dioxide products and international power contracts. We expect this acquisition to close in the second half of 2008.

Escrow Agreements

In connection with our acquisitions of Directors Desk in 2007, PrimeNewswire and Shareholder.com in 2006 and Carpenter Moore in 2005, we entered into escrow agreements for the designation of funds to secure the payment of post-closing adjustments and other closing conditions. For the three months ended March 31, 2008, NASDAQ OMX paid $1.0 million for Carpenter Moore and $0.1 million for Directors Desk from the escrow accounts for the settlement of closing conditions related to the acquisitions. At March 31, 2008, these escrow agreements provide for future payments of $4.2 million in 2008 and $0.5 million in 2009.

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

As discussed in Note 8, “Debt Obligations,” in the fourth quarter of 2007 and the first quarter of 2008, a portion of the 3.75% convertible notes were converted from debt to equity. The Exchange continues to assume NASDAQ OMX’s obligation under the remaining 3.75% convertible notes.

Guarantees Issued and Collateral Received for Clearing Operations

Through our Nordic Exchange clearing operations, we act as a counterparty in each transaction and thereby guarantee the fulfillment of each contract. We are required to pledge collateral for commitments with other clearinghouses. The amount of these commitments is calculated on the gross exposure between the clearinghouses. As collateral for these obligations, we have obtained bank guarantees, which are guaranteed by us through counter indemnities. At March 31, 2008 these bank guarantees totaled $485.9 million. We require our customers to pledge collateral and meet certain minimum financial standards to mitigate the risk if they become unable to satisfy their obligations. At March 31, 2008, total customer pledged collateral was $2.7 billion. The pledge collateral is held by a custodian bank. We believe that the potential for us to be required to make payments under these arrangements is mitigated through the pledged collateral and our risk management policies. Accordingly, no contingent liability is recorded in the Condensed Consolidated Balance Sheets for these arrangements.

Other Guarantees

We have also provided guarantees as of March 31, 2008 of $29.3 million, primarily related to obligations for our rental and leasing contracts. We have received financial guarantees from various financial institutions to support these guarantees.

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

16. Other Income (Expense), net

The following table presents the components of other income (expense), net:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Interest income	$10,146	$5,624
Interest expense	(8,687)	(23,468)

Net interest income (expense) (1)	1,459	(17,844)

Investment income	397	—
Gain from unconsolidated investees, net (2)	26,336	—
Gain (loss) on foreign currency contracts(3)	35,254	(7,841)
Strategic initiative costs(4)	—	(24,927)

Total other income (expense), net	$63,446	$(50,612)

(1)

The decrease in net interest expense in the first quarter of 2008 compared with the first quarter of 2007 is primarily due to the repayment in full of our outstanding debt obligations in September 2007 from the proceeds from the sale of the share capital of the LSE, partially offset by the financing obtained for our business combinations with OMX in 2008. See Note 8, “Debt Obligations,” for further discussion.

(2)

The gain in the first quarter of 2008 relates primarily to the non-monetary contribution of the Nasdaq trade name to obtain an equity interest in DIFX. See “Equity Investment in DIFX” in Note 3, “Business Combinations,” for further discussion.

(3)

The gain in the first quarter of 2008 related to our business combination with OMX and our proposed acquisition of certain businesses of Nord Pool. The loss in the first quarter of 2007 related to our acquisition bid for the LSE. See Note 6, “Financial Investments, at Fair Value,” and Note 13, “Derivative Financial Instruments and Hedging Activities,” for further discussion.

(4)

The strategic initiative costs in the first quarter of 2007 were incurred in connection with our strategic initiatives related to the LSE, including our acquisition bid. In conjunction with the lapse of our final offers, these costs were charged to expense. See Note 6, “Financial Investments, at Fair Value,” for further discussion.

17. Segments

We manage, operate and provide our products and services in three business segments, our Market Services segment, our Issuer Services segment and our Market Technology segment. The Market Services segment includes our U.S. transaction-based business (The NASDAQ Market Center) and our U.S. market information services business (Market Services Subscriptions), which are interrelated because the transaction-based business generates the quote and trade information that we sell to market participants and data vendors. Market Services also includes our non-U.S. Execution Services business as well as our non-U.S. market information services business. The Issuer Services segment includes our U.S. securities listings business, insurance business, shareholder, directors and newswire services (Corporate Client Group) and our financial products business (Financial Products). The companies listed on The

NASDAQ Stock Market represent a diverse array of industries. This diversity of NASDAQ-listed companies allows us to develop industry-specific and other indexes that we use to develop and license financial products and associated derivatives. The Issuer Services segment also includes the non-U.S. securities listings business. The Market Technology segment provides technology solutions for trading, clearing and settlement information dissemination and also offers facility management integration and advisory services. Our management allocates resources, assesses performance and manages these businesses as three separate segments.

We evaluate the performance of our segments based on several factors, of which the primary financial measure is income before income taxes. Results of individual businesses are presented based on our management accounting practices and our management structure. Certain amounts are allocated to corporate items in our management reports based on the decision that those activities should not be used to evaluate the segment’s operating performance, including amounts related to the business combination with OMX, proposed acquisition of certain businesses from Nord Pool and our acquisition bid for the LSE. See below for further discussion.

The following table presents certain information regarding these operating segments for the three months ended March 31, 2008 and 2007.

	Market Services	Issuer Services	Market Technology	Corporate Items and Eliminations		Consolidated
	(in thousands)
Three months ended March 31, 2008
Total revenues	$726,963	$75,688	$11,023	$152		$813,826
Cost of revenues	(535,494)	—	—	—		(535,494)

Revenues less liquidity rebates, brokerage, clearance and exchange fees	191,469	75,688	11,023	152		278,332

Income (loss) before income taxes	$117,322	$21,231	$(4,222)	$61,881	(1)	$196,212

	Market Services	Issuer Services	Corporate Items and Eliminations		Consolidated
	(in thousands)
Three months ended March 31, 2007
Total revenues	$495,494	$66,351	$102		$561,947
Cost of revenues	(369,880)	—	—		(369,880)

Revenues less liquidity rebates, brokerage, clearance and exchange fees	125,614	66,351	102		192,067

Income (loss) before income taxes	$59,722	$12,696	$(41,570	)(2)	$30,848

(1)	The first quarter 2008 amounts primarily include:
•

gain on foreign currency contracts of $35.3 million, which were purchased to hedge the foreign exchange exposure in connection with our business combination with OMX ($27.0 million) and our proposed acquisition of certain businesses of Nord Pool ($8.3 million) and

•	gain on consolidated investees, net of $26.3 million, primarily related to our gain on the non-monetary contribution of the Nasdaq trade name to obtain an equity interest in DIFX.
(2)	The first quarter 2007 amounts primarily include:
•	strategic initiative costs of $24.9 million, incurred in connection with our acquisition bid for the LSE;
•	loss on foreign currency option contracts of $7.8 million, which we entered into to hedge foreign exchange exposure on our acquisition bid for the LSE; and

•	interest expense of $8.8 million, related to our investment in the LSE.

Total assets increased $5.8 billion at March 31, 2008 as compared with December 31, 2007, primarily due to the business combination with OMX.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

On February 27, 2008, Nasdaq and OMX combined their businesses and Nasdaq was renamed The NASDAQ OMX Group, Inc., or NASDAQ OMX. Under the purchase method of accounting, Nasdaq was treated as the accounting and legal acquirer in the business combination with OMX. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations include the consolidated financial results of Nasdaq for the quarter ended March 31, 2008 and 2007. The financial results of OMX are included in the consolidated financial results beginning on February 27, 2008.

Results of Operations

Financial Highlights

The comparability of our operating results for the first quarter of 2008 to the same period in 2007 is significantly impacted by our business combination with OMX. In our discussion and analysis of results of operations, we have quantified the contribution of additional revenues or expense resulting from the OMX business combination wherever such amounts were material. While identified amounts may provide indications of general trends, the analysis cannot completely address the effects attributable to integration efforts.

Revenues less liquidity rebates, brokerage, clearance and exchange fees increased $86.2 million, or 44.9%, to $278.3 million in the first quarter of 2008, compared with $192.1 million in the first quarter of 2007, and our operating income increased $51.6 million, or 63.4%, to $133.0 million in the first quarter of 2008, compared with $81.4 million in the first quarter of 2007. Net income was $121.4 million, or $0.69 per diluted share, in the first quarter of 2008 compared with $18.3 million, or $0.14 per diluted share, in the first quarter of 2007.

The following pre-tax items impacted our first quarter 2008 results:

•

Improved revenues less liquidity rebates, brokerage, clearance and exchange fees from our Market Services segment which increased $65.9 million, or 52.5%, to $191.5 million in the first quarter of 2008 compared with $125.6 million in the first quarter of 2007 due to the following:

•

Increases in the average daily share volume for New York Stock Exchange, or NYSE-, American Stock Exchange, or Amex-, and NASDAQ-listed securities and increases in trade execution market share for NYSE- and Amex-listed securities, partially offset by higher cost of revenues; and

•	The inclusion of OMX Market Services revenues from the date of acquisition of $39.9 million.

•

Increase in our Issuer Services segment revenues of $9.3 million, or 14.0%, to $75.7 million in the first quarter of 2008, compared with $66.4 million in the first quarter of 2007, primarily due to the inclusion of OMX’s Issuer Services revenues from the date of acquisition of $4.2 million and increases in Financial Products licensing and Corporate Client Services revenues.

•	Market Technology revenues of $11.0 million resulting from our business combination with OMX.

•

Increase in total operating expenses of $34.6 million, or 31.3%, to $145.3 million in the first quarter of 2008, compared with $110.7 million in the first quarter of 2007, primarily due to the inclusion of OMX’s operating expenses from the date of acquisition of $41.5 million, partially offset by lower operating expenses at NASDAQ.

•

Other income (expense), net was $63.5 million in the first quarter of 2008 compared to an expense of $50.7 million in the first quarter of 2007, primarily due to decreases in net interest expense of $19.5 million and strategic initiative costs of $24.9 million, and increases in gain from unconsolidated investees, net of $26.3 million and gain on foreign currency contracts of $43.1 million.

These current and prior year items are discussed in more detail below.

Key Drivers

The following table includes data showing average daily share volume in NASDAQ-listed securities and the percentage of share volume of NASDAQ-, NYSE- and Amex-listed securities reported to The NASDAQ Market Center. The table also includes key drivers data on OMX’s equities and derivatives trading. In addition, the table shows drivers for our Issuer Services and Market Technology segments. In evaluating the performance of our business, our senior management closely watches these key drivers.

	Three Months Ended March 31,
	2008	2007
Market Services
Equities Trading
Average daily share volume in NASDAQ securities (in billions)	2.45	2.15
Matched market share in NASDAQ securities(1)	46.8%	45.5%
Market share reported to the FINRA/NASDAQ Trade Reporting Facility in NASDAQ securities(2)	20.7%	29.0%
Total market share in NASDAQ securities(3)	67.5%	74.5%
Matched market share in NYSE securities(1)	21.1%	15.1%
Market share reported to the FINRA/NASDAQ Trade Reporting Facility in NYSE securities(2)	16.6%	18.5%
Total market share in NYSE securities(3)	37.7%	33.6%
Matched market share in Amex and regional securities(1)	36.2%	29.4%
Market share reported to the FINRA/NASDAQ Trade Reporting Facility in Amex and regional securities(2)	16.1%	22.6%
Total market share in Amex and regional securities(3)	52.3%	52.0%
Matched share volume in all U.S.-listed equities (in billions)	153.7	95.2
Matched market share in all U.S.-listed equities(1)	31.0%	28.0%
Average daily number of equity trades on the Nordic Exchange	216,618	—
Derivatives Trading
Average daily volume of equity and fixed-income contracts traded on the Nordic Exchange	575,225	—
Average daily volume of Nordic equity contracts traded on EDX London	163,766	—
Average daily volume of Finnish option contracts traded on Eurex	77,769	—
Issuer Services
Initial public offerings
NASDAQ	7	37
Nordic Exchange	2	—
New listings
NASDAQ(4)	48	50
Nordic Exchange	2	—
Number of listed companies
NASDAQ(5)	3,115	3,181
Nordic Exchange(6)	849	—
Market Technology
Order intake (in millions) (7)	$46.7	—
Total order value (in millions) (8)	$391.4	—

(1)	Transactions executed on NASDAQ’s systems.
(2)	Transactions reported to the Financial Industry Regulatory Authority, or FINRA /NASDAQ Trade Reporting Facility LLC, or The FINRA/NASDAQ TRF.
(3)	Transactions executed on NASDAQ’s systems plus trades reported through the FINRA/NASDAQ TRF.

(4)	New listings include IPOs, including those completed on a best efforts basis, issuers that switched from other listing venues, closed-end funds and separately listed ETFs.
(5)	Number of listed companies for NASDAQ also includes separately listed ETFs.
(6)	Represents companies listed on the Nordic Exchange and companies on its alternative market, First North.
(7)	Total contract value of orders signed in the first quarter of 2008.
(8)	Represents total contract value of orders signed that are yet to be recognized as revenue.

Business Environment

We serve listed companies, market participants and investors by providing high quality cash equity and derivative markets, thereby enabling economic growth and corporate entrepreneurship. We also provide market technology to exchanges and markets around the world. In broad terms, our business performance is impacted by a number of drivers including macroeconomic events affecting the risk and return of financial assets, investor sentiment regarding the outlook for equity investments, government and private sector demands for capital, the regulatory environment for primary and secondary equity markets, and changing technology in the financial services industry. Our future revenues and net income will continue to be influenced by domestic and international trends including:

•	The number of companies seeking equity financing, which is affected by factors such as investor demand, the economy, alternative sources of financing, and tax and regulatory policies;

•	Trading volumes, particularly in U.S. and Nordic equity and derivative securities, which are driven primarily by overall macroeconomic conditions;

•	Competition for listings and trading executions related to pricing, and product and service offerings; and

•	Other technological advancements and regulatory developments.

Currently our business drivers are characterized by increasing concern over the pace of economic growth, diverging monetary policies in the U.S. and Europe, uncertain investor sentiment, elevated levels of equity market volatility, significant regulatory changes in the U.S. and the European Union, and continued rapid evolution and deployment of new technology in the financial services industry. The business environment that influenced our financial performance during the first quarter of 2008 can be characterized as follows:

•	The slowest pace of equity issuance since 2003 with seven IPOs in the U.S. and two in the Nordic and Baltic markets;

•	Reduced access to debt and equity capital for both new and established companies;

•

Very strong 61.5% annual growth relative to the first quarter of 2007 in equity matched trading volume in the U.S driven by Regulation NMS, growth in our market share of NYSE- and Amex-listed securities, and market volatility;

•

Higher levels of volatility, as well as decreasing trade size, also drove a robust 27.6% growth relative to the first quarter of 2007 in the number of equity transactions on the Nordic Exchange which was partially offset by a decrease in the value of equity transactions caused by falling equity prices;

•	The Nordic Exchange experienced 2.2% growth relative to the first quarter of 2007 in number of traded derivatives contracts in equity related products;

•

Instability in the credit markets was the primary cause of very strong 58.1% growth relative to the first quarter of 2007 in number of cleared derivatives contracts in Fixed Income related products for the Nordic Exchange;

•	Intense competition among U.S. exchanges for both equity trading volume and listings and growing competition in Europe as new trading platforms are launched in response to MiFID;

•	Globalization of exchanges, customers and competitors extending the competitive horizon beyond national markets;

•	Market Technology order intake growth of 16.0% relative to the first quarter of 2007 driven by an increased opportunity pipeline;

•

Market trends requiring continued investment in technology to meet customers’ demands for speed, capacity, and reliability as markets adapt to a global financial industry, as increased numbers of new companies surface, and as emerging countries show ongoing interest in developing their financial markets; and

•	Continued intense competition for market data revenues due to the market data revenue allocation formula required by Regulation NMS.

Current Business Developments

On March 19, 2008, we announced a new Pan-European Market to serve customers seeking a highly liquid trading and routing platform for the most actively traded European stocks. We are the first market to connect major European trading centers through a sophisticated pan-European routing system. The new Pan-European Market will enable best execution in high volume securities trading in a cross-border, multi-market environment. The market is scheduled to open in September 2008 and at launch will trade approximately 300 of the most actively traded European blue chip shares. The launch of the NASDAQ OMX Pan-European Market is subject to approval by the United Kingdom’s Financial Services Authority, or FSA.

On March 31, 2008, NASDAQ OMX launched The NASDAQ Options Market, a high-speed electronic market for options based on our INET architecture. We are launching the options exchange in part to meet customer demand by high frequency trading firms and hedge funds. These customers, many of whom also trade equities on The NASDAQ Stock Market, are now turning to trading options contracts.

Business Segments

We manage, operate and provide our products and services in three business segments: Market Services, Issuer Services and Market Technology.

•

Market Services segment includes our U.S. transaction-based business (The NASDAQ Market Center) and our U.S. market information services business (Market Services Subscriptions), which are interrelated because the transaction-based business generates the quote and trade information that we sell to market participants and data vendors. Market Services also includes our non-U.S. Execution Services business as well as our non-U.S. market information services business.

•

Issuer Services segment includes our U.S. securities listings business, insurance business, shareholder, directors and newswire services (Corporate Client Group) and our financial products business (Financial Products). The companies listed on The NASDAQ Stock Market represent a diverse array of industries. This diversity of NASDAQ-listed companies allows us to develop industry-specific and other indexes that we use to develop and license financial products and associated derivatives. Issuer Services also includes our non-U.S. securities listings business.

•	The Market Technology segment provides technology solutions for trading, clearing and settlement information dissemination and also offers facility management integration and advisory services.

Our management has allocated resources, assessed performance and manages these businesses as three separate segments. See Note 17, “Segments,” to the condensed consolidated financial statements for further discussion.

Segment Operating Results

Of our total first quarter 2008 revenues of $813.8 million, 89.3% was from our Market Services segment, 9.3% was from our Issuer Services segment and 1.4% was from our Market Technology segment. Of our total first quarter 2007 revenues of $562.0 million, 88.2% was from our Market Services segment and 11.8% was from our Issuer Services segment.

The following table shows our total revenues, cost of revenues and revenues less liquidity rebates, brokerage, clearance and exchange fees by segment:

	Three Months Ended March 31,		Percentage Change
	2008	2007
	(in millions)
Market Services	$727.0	$495.5	46.7%
Issuer Services	75.7	66.4	14.0%
Market Technology	11.0	—	#
Other	0.1	0.1	—

Total revenues	$813.8	$562.0	44.8%

Cost of revenues	(535.5)	(369.9)	44.8%

Revenues less liquidity rebates, brokerage, clearance and exchange fees	$278.3	$192.1	44.9%

#	Denotes a variance equal to 100.0%.

MARKET SERVICES

The following table shows total revenues, cost of revenues and revenues less liquidity rebates, brokerage, clearance and exchange fees from our Market Services segment:

	Three Months Ended March 31,		Percentage Change
	2008	2007
	(in millions)
Execution Services:
U.S. Operations:
Execution and trade reporting revenues(1)	$622.0	$437.0	42.3%
Access services revenues	21.7	18.6	16.7%
Tape fee revenue sharing	(7.3)	(7.1)	2.8%

Total U.S. Execution Services revenues	636.4	448.5	41.9%
Non-U.S. Execution Services revenues	31.0	—	#

Total Execution Services revenues	667.4	448.5	48.8%
Cost of revenues
Liquidity rebates	(384.8)	(225.2)	70.9%
Brokerage, clearance and exchange fees(1)	(150.7)	(144.7)	4.1%

Total cost of revenues	(535.5)	(369.9)	44.8%

Revenues less liquidity rebates, brokerage, clearance and exchange fees from Execution Services	131.9	78.6	67.8%

Market Services Subscriptions:
U.S. Operations:
Proprietary revenues	24.7	19.8	24.7%
Non-proprietary revenues	33.8	32.1	5.3%

	Three Months Ended March 31,		Percentage Change
	2008	2007
	(in millions)
UTP Plan revenue sharing	(13.9)	(9.6)	44.8%
Revenue Sharing Program	(2.0)	(3.1)	(35.5)%

Total U.S. Market Services Subscriptions revenues	42.6	39.2	8.7%
Non-U.S. proprietary revenues	8.9	—	#

Total Market Services Subscriptions revenues	51.5	39.2	31.4%
Other Market Services revenues	8.1	7.8	3.8%

Total revenues less liquidity rebates, brokerage, clearance and exchange fees from Market Services	$191.5	$125.6	52.5%

#	Denotes a variance equal to 100.0%.
(1)

Includes Section 31 fees of $91.1 million in the first quarter of 2008 and $98.5 million in the first quarter of 2007. As a result of NASDAQ’s operation as a national securities exchange, Section 31 fees are recorded as execution and trade reporting revenues with a corresponding amount recorded in cost of revenues.

Execution Services

Execution and trade reporting revenues increased in the first quarter of 2008 compared with the first quarter of 2007 primarily due to increases in trade execution market share in NYSE-, Amex- and NASDAQ- listed securities and increases in average daily share volume. Partially offsetting these increases are lower Section 31 revenues due to lower rates charged beginning January 2008. Total Execution Services revenues also includes non-U.S. Execution Services revenues from OMX’s operations of $31.0 million from the date of acquisition through March 31, 2008. These revenues include trading and clearing revenues from equity and derivative products traded on the Nordic Exchange.

As discussed above, we record Section 31 fees as execution and trade reporting revenues with a corresponding amount recorded as cost of revenues. Since the amount recorded in revenues is equal to the amount recorded in cost of revenues, there is no impact on our revenues less liquidity rebates, brokerage, clearance and exchange fees. Section 31 fees were $91.1 million in the first quarter of 2008 and $98.5 million in the first quarter of 2007. The decrease in the first quarter of 2008 was primarily due to a rate reduction in the first quarter of 2008.

Access services revenues increased in the first quarter of 2008 compared with the first quarter of 2007 primarily due to increases in customer demand for network connectivity and exchange and other membership fees.

We share tape fee revenues from NYSE- and Amex-listed securities through The NASDAQ Market Center tape fee revenue sharing. We earn tape fee revenues from NYSE- and Amex-listed securities based upon activity within and trades reported to The NASDAQ Market Center for securities listed on these exchanges and based upon the size of NYSE and Amex revenue tape sharing pools. The increase in the first quarter of 2008 compared with the first quarter of 2007 was primarily due to an increase in the percentage that we share with our market participants partially offset by lower tape fee revenues.

The NASDAQ Market Center liquidity rebates, in which we credit a portion of the per share execution charge to the market participant that provides the liquidity, increased in the first quarter of 2008 compared with the first quarter of 2007 due to increases in the average daily share volume and trade execution market share for NYSE-, Amex- and NASDAQ-listed securities.

Brokerage, clearance and exchange fees increased in the first quarter of 2008 compared with the first quarter of 2007 primarily due to increases in NYSE and Amex routing costs due to increases in market share and average daily share volume partially offset by a decrease in National Securities Clearing Corporation, or NSCC, fees due to a rebate received in the first quarter 2008 and lower Section 31 fees due to a rate reduction in the first quarter of 2008.

Market Services Subscriptions

Proprietary revenues increased in the first quarter of 2008 compared with the first quarter of 2007 primarily due to additional revenues from OpenView Basic which was launched in the second quarter of 2007 and growth in our TotalView revenues including additional professional and non-professional enterprise licenses, and an increase in other proprietary data products.

Non-proprietary revenues increased in the first quarter of 2008 compared with the first quarter of 2007 primarily due to an increase in the number of Level 1 professional and non-professional users.

We share tape fee revenues for NASDAQ-listed securities through the UTP Plan. Under the revenue sharing provision of the UTP Plan, we are permitted to deduct costs associated with acting as the exclusive Securities Information Processor from the total amount of tape fees collected. After these costs are deducted from the tape fees, we distribute to the respective UTP Plan participants, including NASDAQ OMX, their share of tape fees based on a formula, required by Regulation NMS that takes into account both trading and quoting activity. Our tape fee revenue sharing amount allocated to UTP Plan participants increased in the first quarter of 2008 compared with the first quarter of 2007 primarily due to a reduction of our percentage earned of the UTP revenue caused, in part, by the Regulation NMS market data revenue allocation formula, which became effective April 1, 2007 and a decrease in market share from internalized trades.

We also share Market Services Subscriptions revenues under a revenue sharing program. The amount of Market Services Subscriptions revenues shared under our revenue sharing program decreased in the first quarter of 2008 compared with the first quarter of 2007 primarily due to the Regulation NMS market data revenue allocation formula and a decrease in market share from internalized trades. This decreased the UTP data revenue earned from internalized trades, which resulted in a decrease in the amount available to share. Partially offsetting the decline in the amount available to share is an increase to the percent shared in the program.

Total Market Services Subscription revenues also includes non-U.S. proprietary revenues from OMX’s operations of $8.9 million from the date of acquisition through March 31, 2008. These revenues are generated through the sale and distribution of trading information based on the data generated through trading on the Nordic Exchange.

ISSUER SERVICES

The following table shows the revenues from our Issuer Services segment:

	Three Months Ended March 31,		Percentage Change
	2008	2007
	(in millions)
Issuer Services:
Corporate Client Group	$64.2	$57.5	11.7%
Financial Products	11.5	8.9	29.2%

Total Issuer Services revenues	$75.7	$66.4	14.0%

Corporate Client Group

The following table shows our revenues from the Corporate Client Group:

	Three Months Ended March 31,		Percentage Change
	2008	2007
	(in millions)
U.S. Operations:
Annual renewal fees	$30.3	$30.7	(1.3)%
Listing of additional shares fees	10.4	9.7	7.2%
Initial listing fees	5.8	5.4	7.4%
Corporate Client services	13.5	11.7	15.4%

Total U.S. Corporate Client Group revenues	60.0	57.5	4.3%
Non-U.S. Corporate Client Group revenues	4.2	—	#

Total Corporate Client Group revenues	$64.2	$57.5	11.7%

#	Denotes a variance equal to 100.0%.

Corporate Client Group revenues are primarily derived from (i) fees for annual renewals, listing of additional shares and initial listings for companies listed on The NASDAQ Stock Market, (ii) Corporate Client services and (iii) non-U.S. Corporate Client Group revenues for companies listed on the Nordic Exchange. For U.S. operations, fees are generally calculated based upon total shares outstanding for the issuing company. These fees are initially deferred and amortized over the estimated periods for which the services are provided. Revenues from annual renewal fees are amortized on a pro-rata basis over the calendar year and initial listing fees and listing of additional shares fees are amortized over six and four years, respectively. Corporate Client services revenues includes revenues from Carpenter Moore, Shareholder.com, PrimeNewswire, Directors Desk beginning July 2, 2007 and other sources for all periods presented. In February 2007, Carpenter Moore merged with the Nasdaq Insurance Agency, with Carpenter Moore as the surviving entity. For our non-U.S. operations, revenues relate to annual renewal fees from OMX’s listing business. These fees are amortized on a pro-rata basis over the calendar year.

U.S. Annual renewal fees decreased in the first quarter of 2008 compared with the first quarter of 2007. The number of companies listed on The NASDAQ Stock Market on January 1, 2008 was 3,135, compared to 3,193 on January 1, 2007, the date on which listed companies are billed their annual fees. The decrease in the number of listed companies was due to 348 delistings by Nasdaq during 2007, partially offset by 290 new listings during 2007. The number of listed companies as of January 1, 2008 also includes separately listed ETFs.

U.S. Listing of additional shares fees and initial listing fees increased in the first quarter of 2008 compared with the first quarter of 2007 primarily due to amortization of fees.

U.S. Corporate Client services revenues increased in the first quarter of 2008 compared with the first quarter of 2007 primarily due to expanding customer utilization of our Corporate Client services.

As noted above, total Corporate Client Group revenues also include non-U.S. Corporate Client Group revenues from OMX’s listing business of $4.2 million from the date of acquisition through March 31, 2008. These revenues are derived from fees received from listed companies on the Nordic Exchange, which are based on the listed companies’ market capitalization.

Financial Products

The following table shows the revenues from our U.S. Financial Products business:

	Three Months Ended March 31,		Percentage Change
	2008	2007
	(in millions)
Licensing revenues	$11.0	$7.3	50.7%
Other revenues	0.5	1.6	(68.8)%

Total Financial Products revenues	$11.5	$8.9	29.2%

Licensing revenues increased in the first quarter of 2008 compared with the first quarter of 2007 primarily due to an increase in licensing fees and underlying assets associated with NASDAQ-licensed ETFs and increased licensed derivatives volumes.

Other revenues decreased in the first quarter of 2008 compared with the first quarter of 2007 due to a decrease in Portal applications as a result of economic conditions. Financial Products, through its PORTAL Market, facilitates the eligibility for clearing and settlement services at Depository Trust and Clearing Corporation, or DTCC, of PORTAL/Rule 144A securities.

MARKET TECHNOLOGY

As a result of our business combination with OMX, Market Technology is a new reporting segment. The following table shows the revenues from our non-U.S. Market Technology segment:

Three Months Ended March 31, 2008
(in millions)
Market Technology:
License, support and project revenues	$6.8
Facility Management Services	2.9
Other revenues	1.3

Total Market Technology revenues	$11.0

Market Technology provides technology solutions for trading, clearing and settlement information dissemination and also offers facility management integration and advisory services to marketplaces throughout the world.

License, support and project revenues are derived from the system solutions developed and sold by NASDAQ OMX. After we have developed and sold a system solution, the customer licenses the right to use the software. Each project involves individual adaptations to the specific requirements of the customer, for instance, relating to functionality and capacity. When NASDAQ OMX provides a system solution, it undertakes to upgrade, develop and maintain the system and receives regular support revenues for this work which is recognized over the contract period.

Facility management services revenues are derived when NASDAQ OMX assumes responsibility for the continuous operation of a system platform for a customer and receives facility management services revenues which can be both fixed and volume-based. Facility management services revenues are recognized as services are rendered over the contract period.

Other revenues are derived from advisory services and are recognized in revenue when earned.

Expenses

Direct Expenses

The following table shows our direct expenses:

	Three Months Ended March 31,		Percentage Change
	2008	2007
	(in millions)
Compensation and benefits	$73.4	$44.3	65.7%
Marketing and advertising	1.9	4.9	(61.2)%
Depreciation and amortization	15.9	9.8	62.2%
Professional and contract services	13.8	8.4	64.3%
Computer operations and data communications	8.2	8.2	—
Provision for bad debts	1.0	3.5	(71.4)%
Occupancy	12.3	8.9	38.2%
Regulatory	7.5	6.7	11.9%
Merger expenses	1.4	—	#
General, administrative and other	9.9	16.0	(38.1)%

Total direct expenses	$145.3	$110.7	31.3%

#	Denotes a variance equal to 100.0%.

Compensation and benefits expense increased in the first quarter of 2008 compared with the first quarter of 2007 primarily due to the inclusion of OMX’s compensation expense from the date of acquisition of $20.2 million, a curtailment gain of approximately $6.5 million as a result of the Pension Plan and SERP freeze, recognized in the first quarter of 2007 and additional share-based compensation expense due to grants in December 2007 to all active employees. Headcount increased from 887 employees at December 31, 2007 to 2,382 employees at March 31, 2008, primarily due to our business combination with OMX. See Note 9, “Employee Benefits,” and Note 10, “Share-Based Compensation,” to the condensed consolidated financial statements for further discussion.

Marketing and advertising expense decreased in the first quarter of 2008 compared with the first quarter of 2007. The decrease is primarily due to marketing activity in the first quarter of 2007.

Depreciation and amortization expense increased in the first quarter of 2008 compared with the first quarter of 2007 primarily due to additional amortization expense of $3.9 million for intangible assets acquired in our business combination with OMX and the inclusion of OMX’s depreciation and amortization expense from the date of acquisition of $2.5 million.

Professional and contract services expense increased in the first quarter of 2008 compared with the first quarter of 2007 primarily due to the inclusion of OMX’s professional and contract services expense from the date of acquisition of $6.2 million.

Computer operations and data communications expense was flat in the first quarter of 2008 compared with the first quarter of 2007. Amounts were comparable primarily due to the inclusion of OMX’s computer operations and data communication expense from the date of acquisition of $3.0 million offset by lower NASDAQ costs due to hardware and software leases which were cancelled in the fourth quarter of 2007.

Provision for bad debts decreased in the first quarter of 2008 compared with the first quarter of 2007 due to a decrease in our aged receivables.

Occupancy expense increased in the first quarter of 2008 compared with the first quarter of 2007 primarily due to the inclusion of OMX’s occupancy expense from the date of acquisition of $3.8 million.

Regulatory expense increased in the first quarter of 2008 compared with the first quarter of 2007 primarily due to higher trading and quoting activity in the first quarter of 2008. Since we sought to preserve a regulatory separation upon operation as a national securities exchange, FINRA continues to provide regulatory services to the Exchange, including the regulation of trading activity on The NASDAQ Stock Market and surveillance and investigative functions.

Merger expenses were $1.4 million for the quarter ended March 31, 2008. These costs are directly attributable to the business combination with OMX, but do not qualify as purchase accounting adjustments. The costs include consulting and legal costs related to our integration of OMX.

General, administrative and other expense decreased in the first quarter of 2008 compared with the first quarter of 2007 primarily due to a first quarter 2007 charge of $10.6 million related to a clearing contract. Our single trading platform includes the functionality that enabled us to discontinue the use of services previously provided under the contract. This was partially offset by the inclusion of OMX’s general, administrative and other expense from the date of acquisition of $5.2 million.

Other Income (Expense), net

The following table presents the components of other income (expense), net:

	Three Months Ended March 31,		Percentage Change
	2008	2007
	(in millions)
Interest income	$10.2	$5.5	85.5%
Interest expense	(8.7)	(23.5)	(63.0)%

Net interest income (expense)	1.5	(18.0)	#
Investment income	0.4	—	#
Gain from unconsolidated investees, net	26.3	—	#
Gain (loss) on foreign currency contracts	35.3	(7.8)	#
Strategic initiative costs	—	(24.9)	#

Total other income (expense), net	$63.5	$(50.7)	#

#	Denotes a variance greater than or equal to 100.0%.

Net Interest Income (Expense)

Net interest income was $1.5 million for the quarter ended March 31, 2008, compared with net interest expense of $18.0 million for the quarter ended March 31, 2007, an increase of $19.5 million. The increase was primarily due to a decrease in interest expense due to a lower outstanding debt balance prior to February 27, 2008, when we incurred new debt for the business combination with OMX. The lower debt balance prior to February 27, 2008 was primarily due to the repayment in full of our outstanding debt obligations in September 2007 from the proceeds of the sale of our share capital of the LSE. In addition, $324.9 million of the principal amount of the 3.75% convertible notes that were outstanding in the first quarter of 2007 were converted primarily in the fourth quarter of 2007, which reduced the principal amount outstanding. Further contributing to the increase was additional interest income on higher cash balances due to the cash proceeds received from the sale of the share capital of the LSE.

Investment Income

Investment income was $0.4 million for the quarter ended March 31, 2008 and primarily relates to our trading portfolio comprised of Swedish government debt securities. See Note 6, “Financial Investments, at Fair Value,” to the condensed consolidated financial statements for further discussion.

Gain from Unconsolidated Investees, net

Gain from unconsolidated investees, net was $26.3 million for the quarter ended March 31, 2008. In connection with the DIFX transaction, we contributed intangible assets and $50.0 million in cash to DIFX in exchange for a 33 1/3% equity ownership in DIFX. One of the intangible assets contributed was the Nasdaq trade name, which had a zero carrying value on Nasdaq’s books and records prior to the transfer. As a result, we recognized a $26.0 million gain for the difference between Nasdaq’s carrying value and the fair value of the contributed asset on this non-monetary exchange. Also included in this line item are the gains and losses from our ownership in unconsolidated equity method investees. See “Equity Investment in DIFX” in Note 3, “Business Combinations,” to the condensed consolidated financial statements for further discussion.

Gain (Loss) on Foreign Currency Contracts

The gain on foreign currency contracts was $35.3 million for the quarter ended March 31, 2008, compared with a loss of $7.8 million for the quarter ended March 31, 2007, an increase of $43.1 million. The first quarter 2008 gain related to our business combination with OMX ($27.0 million) and our proposed acquisition of certain businesses of Nord Pool ($8.3 million), while the loss in the first quarter of 2007 related to our acquisition bid for the LSE. See Note 13, “Derivative Financial Instruments and Hedging Activities,” to the condensed consolidated financial statements for further discussion.

Strategic Initiative Costs

Strategic initiatives costs were $24.9 million for the quarter ended March 31, 2007. We incurred these costs in connection with our strategic initiatives related to the LSE, including our acquisition bid. In conjunction with the lapse of our final offers for the LSE in February 2007, these costs were charged to expense. See Note 6, “Financial Investments, at Fair Value,” to the condensed consolidated financial statements for further discussion.

Minority Interests

Minority interests were a loss of $0.3 million for the quarter ended March 31, 2008, compared with income of $0.1 million for the quarter ended March 31, 2007, a decrease of $0.4 million. The minority interests in the first quarter of 2008 primarily relates to the minority holding of 1.2% in OMX as of March 31, 2008. The first quarter 2007 minority interests relates to Reuters investment in the Independent Research Network which has been reduced to zero due to losses incurred at the Independent Research Network. All of the Independent Research Network’s losses are recorded by us. We have previously announced that we will discontinue the Independent Research Network’s operations.

Income Taxes

NASDAQ OMX’s income tax provision was $74.8 million in the first quarter of 2008 compared with $12.5 million in the first quarter of 2007. The overall effective tax rate was 38.1% in the first quarter of 2008 and 40.6% in the first quarter of 2007. The lower effective tax rate in 2008 is primarily due to a decrease in state tax liabilities as well as non-U.S. earnings taxed at a rate lower than the U.S. statutory tax rate.

The effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of earnings and losses. These same and other factors, including history of pre-tax earnings and losses, are taken into account in assessing the ability to realize deferred tax assets.

NASDAQ OMX and its eligible subsidiaries file a consolidated U.S. federal income tax return, and applicable state and local income tax returns and non-U.S. income tax returns. Federal income tax returns for years 2004-2006 are subject to examination by the Internal Revenue Service. Several state tax returns are currently under examination by the respective tax authorities for years 1996-2006. Non-U.S. tax returns are subject to review by the respective tax authorities. We anticipate that the amount of unrecognized tax benefits at March 31, 2008 will significantly decrease in the next twelve months as we expect to settle certain tax audits. The final outcome of such audits cannot yet be determined. We anticipate that such adjustments would not have a material impact on our condensed consolidated financial position or results of operations.

Liquidity and Capital Resources

We require cash to pay our operating expenses, make capital expenditures and service our debt and other long-term liabilities. Our principal source of funds is cash from our operations. In addition, we have obtained funds by selling our common stock in the capital markets. In the near term, we expect that our operations will provide sufficient cash to fund our operating expenses, capital expenditures and interest payments on our debt. In the long-term, we may use both internally generated funds and external sources to satisfy our debt and other long-term liabilities. In order to finance our business combination with OMX, we have incurred additional debt and issued shares of our common stock. In addition, we expect to incur additional debt to finance the proposed acquisitions of PHLX and certain business of Nord Pool. For further discussion see Note 8, “Debt Obligations,” to the condensed consolidated financial statements.

Principal factors that could affect the availability of our internally-generated funds include:

•	deterioration of our revenues in any of our business segments;

•	changes in our working capital requirements; and

•	an increase in our expenses.

Principal factors that could affect our ability to obtain cash from external sources include:

•	financial covenants contained in our Credit Facilities that limit our total borrowing capacity;

•	increases in interest rates applicable to our floating rate term debt;

•	credit rating downgrades, which could limit our access to additional debt;

•	a decrease in the market price of our common stock; and

•	volatility in the public debt and equity markets.

The following sections discuss the effects of changes in our cash flows, capital requirements and other commitments on our liquidity and capital resources.

Cash and Cash Equivalents and Changes in Cash Flows

The following tables summarize our cash and cash equivalents and changes in cash flows:

	March 31, 2008	December 31, 2007	Percentage Change
	(in millions)
Cash and cash equivalents (1)	$736.0	$1,325.3	(44.5)%

(1)	As of March 31, 2008 our cash and cash equivalents included $37.4 million of restricted cash which is not available for general use by us due to regulatory requirements.

	Three Months Ended March 31,		Percentage Change
	2008	2007
	(in millions)
Cash provided by operating activities	$216.1	$78.0	#
Cash provided by (used in) investing activities	(1,933.7)	91.7	#
Cash provided by financing activities	1,128.3	1.6	#

#	Denotes a variance greater than 100.0%.

Cash and cash equivalents. Cash and cash equivalents decreased $589.3 million from December 31, 2007 primarily due to cash used in connection with the business combination with OMX and payment of Section 31 fees. This decrease was partially offset by cash acquired in our business combination with OMX, positive cash flow from operations and cash proceeds received related to the sale of our foreign currency contracts used to economically hedge our acquisition bid for OMX. See Note 3, “Business Combinations,” and Note 13, “Derivative Financial Instruments and Hedging Activities,” to the condensed consolidated financial statements for further discussion.

Changes in Cash Flows

Cash provided by operating activities. The following items impacted our cash provided by operating activities for the quarter ended March 31, 2008:

•	Net income of $121.4 million, partially offset by:

•

Non-cash items of approximately $62.5 million, comprised primarily of the gain on foreign currency contracts of $35.3 million, deferred taxes, net of $29.9 million and gain from unconsolidated investees, net of $26.3 million, partially offset by depreciation and amortization of $15.9 million and share-based compensation of $5.4 million.

•	Increase in deferred revenue of $93.3 million mainly due to Corporate Client Group’s annual billings.

•	Increase in income tax payable of $73.4 million primarily due to current taxable income partially offset by taxes paid in the first quarter of 2008.

During quarter ended March 31, 2007, the following items impacted our cash provided by operating activities:

•	Net income of $18.3 million.

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

•

An increase in accounts payable and accrued expenses of $19.4 million and an increase in Section 31 fees payable to SEC of $12.9 million, offset by an increase in receivables, net of $67.4 million. Accounts payable and accrued expenses increased mainly due to the recording of additional rebates payable as a result of increases in share volume. Section 31 fees payable to SEC increased due to the recording of additional Section 31 fees in connection with NASDAQ’s operations as an exchange. Receivables, net increased also due to the recording of additional Section 31 fees and Corporate Client Group’s annual billings.

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

Cash provided by (used in) investing activities. The decrease in cash provided by (used in) investing activities in the first quarter of 2008 compared with the first quarter of 2007 is primarily due the cash used in connection with the business combination with OMX, net of cash acquired, as well as the acquisition of 33 1/3% of the equity of DIFX and the acquisition of Agora-X, for total cash paid of $1,963.6 million. In the first quarter of 2007, in conjunction with the lapse of our final offers for the LSE in February 2007, we traded out of foreign currency option contracts which were purchased at the time of the commencement of our bid. These contracts were cash settled for $63.9 million which increased our cash provided by investing activities in the first quarter of 2007.

Cash provided by financing activities. Cash provided by financing activities for the first quarter of 2008 consisted of the proceeds from the issuance of $475.0 million aggregate principal amount of convertible senior notes and $1,050.0 million in senior secured indebtedness under our credit facilities. See “Credit Facilities” below for further discussion. The proceeds from the convertible notes and new credit facilities were partially offset by the refinancing of $352.9 million of OMX outstanding debt obligations at the time of the business combination.

Capital Resources and Working Capital

Working capital (calculated as current assets less current liabilities) was $0.5 billion at March 31, 2008, compared with $1.3 billion at December 31, 2007, a decrease of $0.8 billion or 61.5%, primarily due to the business combination with OMX.

We have historically been able to generate sufficient funds from operations to meet working capital requirements. At March 31, 2008, we had debt obligations of $1,643.5 million, of which $68.9 million is due within one year. In the first quarter 2008, in connection with our business combination with OMX, we issued $475.0 million aggregate principal amount of convertible senior notes and incurred $1,050.0 million in senior secured indebtedness under our new credit facilities. See “Credit Facilities” below for further discussion.

At March 31, 2008, none of our lenders were affiliated with NASDAQ OMX, except to the extent, if any, that SLP would be deemed an affiliate of NASDAQ OMX due to its ownership of $118.6 million aggregate principal amount of the 3.75% convertible notes and associated warrants and representation on our board of directors.

3.75% Convertible Notes

As of March 31, 2008, approximately $120.1 million in aggregate principal amount of the 3.75% convertible notes remained outstanding, which includes ownership by SLP of $118.6 million.

2.50% Convertible Senior Notes

On February 26, 2008, in connection with the combination with OMX, we completed the offering of $475.0 million aggregate principal amount of 2.50% convertible senior notes due 2013. It is our intent and policy to settle the principal amount of the notes in cash and we are permitted to settle the conversion premium in shares of our common stock or cash.

Credit Facilities

In the first quarter of 2008, we entered into Credit Facilities to finance the business combination with OMX, the proposed acquisition of PHLX and the proposed acquisition of certain businesses of Nord Pool. The Credit Facilities provides for up to $2,075.0 million of debt financing, which includes (i) a five-year,

$2,000.0 million senior secured term loan facility which consists (a) a $1,050.0 million term loan facility allocated to the OMX business combination, (b) $650.0 million delayed draw term loan facility allocated to our proposed acquisition of PHLX and (c) $300.0 million delayed draw term loan facility allocated to fund our proposed acquisition of certain businesses of Nord Pool and (ii) a five-year, $75.0 million senior secured revolving credit facility. At March 31, 2008, the revolving credit facility was unused. Total debt obligations outstanding under the Credit Facilities at March 31, 2008 were $1,050.0 million.

The Credit Facilities contain customary affirmative covenants, including access to financial statements, notice of defaults and certain other material events, and maintenance of business and insurance, and events of default, including cross-defaults to our material indebtedness.

See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion of our 3.75% convertible notes, 2.50% convertible senior notes and Credit Facilities.

In addition to the $75.0 million revolving credit facility discussed above, we also have credit facilities related to our clearinghouses in order to meet liquidity requirements. These credit facilities which are available in multiple currencies, primarily Swedish Krona, totaled $260.4 million at March 31, 2008, of which $6.3 million was drawn.

Broker-Dealer Net Capital Requirements

Our broker-dealer subsidiaries, Nasdaq Execution Services, LLC and NASDAQ Options Services, LLC, are subject to regulatory requirements intended to ensure their general financial soundness and liquidity, which require that they comply with minimum capital requirements. At March 31, 2008, Nasdaq Execution Services was required to maintain minimum net capital of $0.3 million and had total net capital of approximately $22.3 million or $22.0 million in excess of the minimum amount required. At March 31, 2008, NASDAQ Options Services was also required to maintain minimum net capital of $0.3 million and had total net capital of approximately $4.6 million or $4.3 million in excess of the minimum amount required.

Other Capital Requirements

The NASDAQ Options Market launched on March 31, 2008, with the first option trade occurring on that date. The NASDAQ Options Market will also be required to maintain certain minimum levels of net capital under our clearing arrangement with The Options Clearing Corporation. The initial requirement for the first three months of membership is $2.5 million, decreasing to $2.0 million after the initial period.

Derivative Clearing Operations Regulatory Capital Requirements

We are required to maintain minimum levels of regulatory capital for our Nordic Exchange clearing operations. The level of regulatory capital required to be maintained is dependent upon many factors including market conditions and creditworthiness of the counterparty. At March 31, 2008, we had regulatory capital of $121.2 million in trading securities comprised of Swedish government debt securities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As a result of our operating and financing activities, we are exposed to market risks such as interest rate risk, foreign currency exchange rate risk, credit risk and equity risk.

We have implemented policies and procedures to measure, manage, monitor and report risk exposures, which are reviewed regularly by management and the board of directors. The NASDAQ OMX Treasury group is responsible for identifying risk exposures and monitoring and managing such risks on a daily basis.

The Treasury group performs sensitivity analyses to determine the effects that market risk exposures may have. Treasury may use derivative instruments solely to hedge financial risks related to its financial positions or risks that are incurred during the normal course of business. We do not use derivative instruments for speculative purposes.

Interest Rate Risk

The majority of our financial assets and liabilities are based on floating rates and fixed rates with an outstanding maturity or reset date falling in less than one year. The following table summarizes our significant exposure to interest rate risk as of March 31, 2008:

	Financial Assets	Financial Liabilities	Currency Forwards	Total Net Exposure	Negative impact of a 100 bp adverse shift in interest rate (2)
	(in millions)
Floating rate (1) positions in:
U.S. Dollars	$569.2	$1,050.0	$(422.9)	$(903.7)	$9.0
Swedish Krona	118.0	33.7	71.3	155.6	1.6
Euro	6.6	—	(65.3)	(58.7)	0.6
Danish Krona	6.1	—	98.6	104.7	1.0
Norwegian Krona	—	—	327.2	327.2	3.3

Fixed rate positions in:
U.S. Dollars	—	593.5	—	(593.5)	—
Swedish Krona (3)	121.2	—	—	121.2	1.4

Total	$821.1	$1,677.2	$8.9	$(847.2)	$16.9

(1)	Includes floating rate and fixed interest rates with a maturity or reset date due within 12 months.
(2)	Annualized impact of a 100 basis point parallel adverse shift in the yield curve.
(3)	Consists of our Swedish government debt securities, which are classified as trading investment securities, and include interest rate securities with an average duration of 2.17 years.

In order to hedge interest rate exposures, we may enter into interest rate derivative instruments, such as swaps, with counterparties that meet minimum creditworthiness and rating standards.

We are exposed to cash flow risk on floating rate positions. Because we are a net lender in Swedish, Norwegian and Danish Krona including currency forward positions, when interest rates in these currencies decrease, net interest and investment income decreases. Based on March 31, 2008 positions, each 1.0% increase in the Swedish, Norwegian and Danish Krona interest rates would impact annual pre-tax income by $5.9 million in total as reflected in the table above. Because we are a net borrower in U.S. dollars and Euro including currency forward positions, when interest rates in these currencies increase, our net interest cost increases. Based on March 31, 2008 positions, a 1.0% increase in U.S. dollar interest rates would impact annual pre-tax income by $9.0 million and a 1.0% increase in Euro interest rates would impact annual pre-tax income by $0.6 million.

We are exposed to a price risk on our fixed rate positions held in our Swedish government debt securities portfolio. At March 31, 2008, fixed rate positions with an average outstanding maturity or reset date falling in more than one year amounted to $121.2 million. A shift of 1.0% of the interest rate curve would in aggregate impact the fair value of these positions by approximately $2.6 million. The average duration of the portfolio was 2.17 years. The net effect of such a yield curve shift taking into account the change in fair value and the increase in interest income would impact annual pre-tax income by $1.4 million.

Foreign Currency Exchange Rate Risk

As an international company, we are subject to currency translation risk. Some of our assets, liabilities, revenues and expenses are denominated in Swedish, Danish and Icelandic Krona and Euro. Assets, liabilities, revenues and expenses of foreign subsidiaries are generally denominated in the local functional currency of such subsidiaries.

Our primary exposure to foreign denominated earnings for the three months ended March 31, 2008 is presented by foreign currency in the following table:

	Swedish Krona	Euro	Danish Krona	Icelandic Krona
	(in millions, except currency rate)
Average foreign currency rate to the U.S. dollar in first quarter of 2008	0.165	1.5808	0.2120	0.0138

Average foreign currency rate to the U.S. dollar in first quarter of 2007	0.1424	1.3243	0.1778	0.0149

Foreign denominated operating income (1)	$3.4	$6.3	$0.4	$0.9

Impact of the currency fluctuations	$0.1	$1.6	$0.0	$0.0

(1)	Represents the impact of currency fluctuations for March 31, 2008 compared to the same period in 2007.

Our significant exposure to net investments in foreign currencies is presented below:

Equity Risk

	Net Investment	Impact on Consolidated Equity of a 10% Decrease in Foreign Currency
	(millions of dollars)
Swedish Krona	$435.1	$43.5
Euro	68.0	6.8
Danish Krona	111.6	11.1

Credit Risk

We are exposed to credit risk from third parties, including customers, counterparties and clearing agents. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. We limit our exposure to credit risk by rigorously selecting the counterparties with which we make investments and execute agreements. The financial investment portfolio objective is to invest in securities to preserve principal while maximizing yields, without significantly increasing risk. Credit risk associated with investments is minimized substantially by ensuring that these financial assets are placed with governments, well-capitalized financial institutions and other creditworthy counterparties.

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

In addition, through our Nordic Exchange clearing operations, we act as a counterparty in each transaction and thereby guarantee the fulfillment of each contract. We are required to pledge collateral for commitments with other clearinghouses. The amount of these commitments is calculated on the gross exposure between the clearinghouses. As collateral for these obligations, we have obtained bank guarantees, which are guaranteed by us through counter indemnities. At March 31, 2008 these bank guarantees totaled $485.9 million. We require our customers to pledge collateral and meet certain minimum financial standards to mitigate the risk if they become unable to satisfy their obligations. At March 31, 2008, total customer pledged collateral was $2.7 billion. The pledge collateral is held by a custodian bank. We believe that the potential for us to be required to make payments under these arrangements is unlikely. Accordingly, no contingent liability is recorded in the Condensed Consolidated Balance Sheets for these arrangements.

We also have credit risk related to transaction fees that are billed to customers on a monthly basis, in arrears. Our potential exposure to credit losses on these transactions is represented by the receivable balances in our Condensed Consolidated Balance Sheets.

On an ongoing basis we review and evaluate changes in the status of our counterparties creditworthiness.

Credit losses such as those described above could adversely affect our consolidated financial position and results of operations.

Contractual Obligations and Contingent Commitments

NASDAQ OMX has contractual obligations to make future payments under debt obligations by contract maturity, minimum rental commitments under non-cancelable operating leases, net and other obligations. The following table shows these contractual obligations:

	Payments due by period
Contractual Obligations	Total	Remainder of 2008	2009- 2010	2011- 2012	2013- thereafter
	(in millions)
Debt obligations by contract maturity (Note 8, “Debt Obligations”)(1)	$1,918.0	$92.7	$362.0	$889.7	$573.6
Minimum rental commitments under non-cancelable operating leases, net	407.8	34.3	90.2	80.3	203.0
Other obligations	10.5	8.3	2.2	—	—

Total	$2,336.3	$135.3	$454.4	$970.0	$776.6

(1)

Our debt obligations include both our expected principal and interest obligations. We used the weighted-average interest rate of 5.01% at March 31, 2008 to compute the amount of the contractual obligation for interest on the variable rate debt obligations. For our 3.75% convertible notes, the contractual obligation for interest was calculated on a 360 day basis at the contractual fixed rate of 3.75% multiplied by the remaining aggregate principal amount of $120.1 million at March 31, 2008. The 2.50% convertible senior notes contractual obligation for interest was calculated on a 360 day basis at the contractual fixed rate of 2.50% multiplied by the aggregate principal amount of $475.0 million at March 31, 2008.

In addition to the above obligations, in 2007 we entered into definitive agreements to acquire PHLX, BSX and certain business from Nord Pool. The proposed acquisitions of PHLX and BSX are expected to close in the second quarter of 2008, while the proposed acquisition of certain business of Nord Pool is expected to close in the second half of 2008. See “Proposed Acquisition of the Boston Stock Exchange,” and “Proposed Acquisition of the Philadelphia Stock Exchange,” and “Proposed Acquisition of Certain Businesses from Nord Pool ASA,” in Note 15, “Commitments, Contingencies and Guarantees,” to the condensed consolidated financial statements for further discussion.

Item 4.	Controls and Procedures.

(a). Disclosure controls and procedures. NASDAQ OMX’s management, with the participation of NASDAQ OMX’s Chief Executive Officer and Executive Vice President and Chief Financial Officer, has evaluated the effectiveness of NASDAQ OMX’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, NASDAQ OMX’s Chief Executive Officer and Executive Vice President and Chief Financial Officer have concluded that, as of the end of such period, NASDAQ OMX’s disclosure controls and procedures are effective.

(b). Internal controls over financial reporting. On February 27, 2008, Nasdaq completed its acquisition of OMX. Management has considered the transaction material to the results of operations, cash flows and financial position from the date of the acquisition through March 31, 2008, and believes that the internal controls and procedures of OMX have a material effect on internal controls over financial reporting. In accordance with SEC guidance, management has elected to exclude OMX from its December 31, 2008 assessment of and report on internal controls over financial reporting. NASDAQ OMX is currently in the process of incorporating the internal controls and procedures of OMX into the internal controls over financial reporting for our assessment of and report on internal controls over financial reporting for December 31, 2009. There have been no other changes in NASDAQ OMX’s internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during NASDAQ OMX’s 2008 fiscal first quarter that have materially affected, or are reasonably likely to materially affect, NASDAQ OMX’s internal controls over financial reporting.

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

Risks Relating to Our Business

We may not be able to successfully combine the NASDAQ and OMX businesses.

Rationalizing, coordinating and integrating the operations of NASDAQ and OMX involves complex technological, operational and personnel-related challenges. This process is time-consuming and expensive and may disrupt our business. The difficulties, costs and delays that could be encountered may include:

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

•

the implementation of disclosure controls, internal controls and financial reporting systems at OMX to enable us to comply with U.S. GAAP and U.S. securities laws and regulations, including the Sarbanes Oxley Act of 2002, required as a result of our status as a reporting company under the Exchange Act;

•	the coordination of geographically separate organizations;

•	the coordination and consolidation of ongoing and future research and development efforts;

•	possible tax costs or inefficiencies associated with integrating the operations of the combined company;

•	the retention and recruitment of management and employees to support existing and new aspects of the combined company’s business and new technology development;

•	the pre-tax restructuring and revenue investment costs, which are estimated at $150 million, to be incurred in the two years following completion of the combination;

•	the retention of strategic partners and attracting new strategic partners; and

•	negative impacts on employee morale and performance as a result of job changes and reassignments.

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

We depend on the availability of adequate capital to maintain and develop our business. We believe that we can meet our current capital requirements, including our planned acquisitions of the Boston Stock Exchange, the Philadelphia Stock Exchange and certain businesses of Nord Pool, from internally generated funds, cash on hand and available borrowings. If we are unable to fund our capital requirements as currently planned, however, it would have a material adverse effect on our business, financial condition and operating results.

In addition to our debt obligations, we will need to continue to invest in our operations through 2010 to integrate OMX and other acquired businesses. If we do not achieve the expected operating results, we will need to reallocate our cash resources. This may include borrowing additional funds to service debt payments, which may impair our ability to make investments in our business or to integrate OMX and other acquired businesses.

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

Our indebtedness as of March 31, 2008 was approximately $1.6 billion. In connection with the closing of our combination with OMX, we incurred a significant amount of indebtedness, including the issuance of $475 million aggregate principal amount of 2.50% convertible senior notes due 2013 and the borrowing of $1,050.0 million of senior secured loans under the Credit Facilities. We may also borrow up to an additional: (i) $75.0 million under a revolver, (ii) $650.0 million under a delayed draw term loan facility in connection with our acquisition of PHLX and (iii) $300.0 million under a delayed draw term loan facility in connection with our acquisition of certain businesses of Nord Pool.

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

Examples of these new competitive forces include:

•	the creation of NYSE Euronext, Inc. in April 2007 and its pending acquisition of Amex;

•	electronic communication networks, or ECNs, operating in the U.S. cash equities trading market, such as Direct Edge, Lava Flow and BATS;

•	proposed new U.S. exchanges, such as BATS, which has filed an application to register as a U.S. registered national securities exchange;

•	the combination of Deutsche Börse AG and International Securities Exchange Holdings, Inc.;

•	electronic trading systems specializing in large volume trades, such as LiquidNet, Pipeline Trading and Investment Technology Group’s POSIT platform;

•	a number of investment banks have set up a multilateral trading facility in Europe, also known as Turquoise;

•	a number of investment banks have launched a multilateral trade reporting facility in Europe, also known as Project Boat;

•	alternative trading platforms in Europe such as Equiduct, Chi-X, NGM and Plus Markets;

•	alternative trade reporting platforms in Europe such as Reuters Trade Publication;

•	the Chicago Stock Exchange, Inc., the National Stock Exchange and the Chicago Board Options Exchange all have investment agreements with other participants in the securities industry;

•	the International Securities Exchange’s and the Chicago Board Options Exchange’s launch of cash equities exchanges in September 2006 and March 2007, respectively; and

•	global electronic interdealer brokers, such as ICAP.

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

The securities trading industry is characterized by intense price competition. We have in the past lowered prices and increased rebates for trade executions to attempt to gain or maintain market share. These strategies have not always been successful and have at times hurt operating performance. Additionally, we have also been, and may once again be, required to adjust pricing to respond to actions by competitors, which adversely impacts operating results. We are also subject to potential price competition from new competitors and from new and existing regulated markets and multilateral trading facilities.

The securities trading industry also competes with respect to the pricing of market data. In addition, we are subject to price competition with respect to proprietary products for pre-trade book data and for post-trade last sale data. In the future, our competitors may offer market data rebates for quotes and trades on their systems. The success of competitors for trade executions, pressure from users for lower data fees and regulatory changes could also affect our non-U.S. market data business.

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

The combination of the NYSE and Euronext creates strong competition for us. The combination makes NYSE Euronext more competitive in attracting new listings. NYSE Euronext is also enhancing its electronic trading capabilities, which compete directly with ours and may result in NYSE Euronext’s trading volume increasing to our detriment. On January 17, 2008, NYSE Euronext issued a press release announcing it had entered into a definitive agreement to acquire Amex. According to the press release, NYSE Euronext expects the acquisition of Amex to enhance NYSE Euronext’s scale in U.S. options (making it the third largest U.S. options marketplace), and in ETFs, closed-end funds, structured products and cash equities. If NYSE Euronext succeeds in attracting disproportionately more trading volume or additional listings, this may have a negative impact on our business, financial condition and operating results.

We face significant competition in our securities trading business, which could reduce our transactions, trade reporting and market information revenues and negatively impact our financial results.

The NASDAQ Stock Market competes for trading of securities listed on NASDAQ, NYSE and Amex, and the Nordic Exchange competes for trading of securities listed on the Nordic Exchange. Any decision by market participants to quote, execute or report their trades in the U.S. through other exchanges, ECNs or the alternative display facility maintained by FINRA, could have a negative impact on our share of quotes and trades in securities traded through The NASDAQ Market Center. Any decision by market participants to quote, execute or report their trades in Northern Europe through another regulated market or multilateral trading facility could have a negative impact on our share of quotes and trades in securities traded through the Nordic Exchange.

Although we trade a large percentage of securities of NASDAQ-listed companies, we face strong competition from other exchanges and emerging players in the market. For non-NASDAQ-listed securities, the other national exchanges collectively offer greater liquidity than we do. Accordingly, we face greater obstacles in trying to attract trading volume in non-NASDAQ-listed securities. The Nordic Exchange has had a history of trading a greater percentage of the securities of several of the largest Nordic-listed companies than its nearest competitors, although it does face trade execution competition from other European and U.S. markets.

Our responses to competition may not be sufficient to regain lost business or prevent other market participants from shifting some of their quoting and/or trade reporting to other industry participants. We may need to reduce prices to remain competitive.

We must adapt to significant competition in our listing businesses.

We must adapt to significant competition in our listing businesses from other exchanges. Historically, the NYSE was NASDAQ’s largest competitor, and we have competed with the NYSE primarily for listings of larger domestic and international companies. The Nordic Exchange faces competition from various European exchanges for new secondary listings. In addition, on occasion, issuers may transfer their listings from our markets to other venues. While the reduction in initial listings or the loss of one or more large issuers could decrease our listing revenues, it could cause an even more significant decrease in revenues from the quoting, reporting and trading of those issuers’ securities.

Our revenues may be affected by competition in the business for financial products.

We have grown our financial products business, which creates indexes and licenses them for NASDAQ-branded, NASDAQ OMX-branded and OMX-branded financial products. These financial products are subject to intense competition from other ETFs, derivatives and structured products as investment alternatives. Our revenues may be adversely affected by increasing competition from competitors’ financial products designed to replicate or correlate with the performance of our financial products. In addition, the legal and regulatory climate, which supports the licensing of these financial products, has changed in a manner that is likely to adversely impact our ability to successfully license our products. Further, many other entrants have recently emerged who not only compete with us for future growth opportunities, but who may also introduce products that erode the position of our current offerings, thereby adversely affecting our business, financial condition and operating results.

A decrease in trading volume will decrease our trading revenues.

Trading volume is directly affected by economic, political and market conditions, broad trends in business and finance, unforeseen market closures or other disruptions in trading, the level and volatility of interest rates, inflation, changes in price levels of securities and the overall level of investor confidence. Because a significant percentage of our revenues is tied directly to the volume of securities traded on The NASDAQ Stock Market and the Nordic Exchange, it is likely that a general decline in trading volumes would lower revenues and may adversely affect our operating results. In addition, investor confidence and trader interest, and thus trading volume, can be affected by factors outside our control, such as the publicity surrounding investigations and prosecutions for corporate governance or accounting irregularities at listed companies.

Declines in the initial public offering market could have an adverse effect on our revenues.

Stagnation or decline in the initial public offering market will impact the number of new listings on The NASDAQ Stock Market and the Nordic Exchange, and thus our related revenues. We recognize revenue from new listings on a straight-line basis over an estimated six-year service period. As a result, a stagnant market for initial public offerings could cause a decrease in deferred revenues for future years.

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

Additionally, since borrowings under our Credit Facilities bear interest at variable rates and we do not have interest rate hedges in place on this debt, any increase in interest rates will increase our interest expense and reduce our cash flow. Other than variable rate debt, we believe our business has relatively large fixed costs and low variable costs, which magnifies the impact of revenue fluctuations on our operating results. As a result, a decline in our revenue may lead to a relatively larger impact on operating results. A substantial portion of our operating expenses will be related to personnel costs, regulation and corporate overhead, none of which can be adjusted quickly and some of which cannot be adjusted at all. Our operating expense levels will be based on our expectations for future revenue. If actual revenue is below management’s expectations, or if our expenses increase before revenues do, both revenues less liquidity rebates, brokerage, clearance and exchange fees and operating results would be materially and adversely affected. Because of these factors, it is possible that our operating results or other operating metrics may fail to meet the expectations of stock market analysts and investors. If this happens, the market price of our common stock may be adversely affected.

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

The markets in which we compete are characterized by rapidly changing technology, evolving industry standards, frequent enhancements to existing products and services, the introduction of new services and products and changing customer demands. If our platforms fail to function as expected, our business would be negatively affected. In addition, our business, financial condition and operating results may be adversely affected if we cannot successfully develop, introduce or market new services and products or if we need to adopt costly and customized technology for our services and products. Further, our failure to anticipate or respond adequately to changes in technology and customer preferences, or any significant delays in product development efforts, could have a material adverse effect on our business, financial condition and operating results.

System limitations, failures or security breaches could harm our business.

Our businesses depend on the integrity and performance of the computer and communications systems supporting them. If our systems cannot expand to cope with increased demand or otherwise fail to perform, we could experience unanticipated disruptions in service, slower response times and delays in the introduction of new products and services. These consequences could result in lower trading volumes, financial losses, decreased customer service and satisfaction and regulatory sanctions. NASDAQ and the Nordic Exchange experienced occasional systems failures and delays in the past and could experience future systems failures and delays.

If our trading volume increases unexpectedly, we will need to expand and upgrade our technology, transaction processing systems and network infrastructure. We do not know whether we will be able to accurately project the rate, timing or cost of any increases, or expand and upgrade our systems and infrastructure to accommodate any increases in a timely manner.

Our systems and operations also are vulnerable to damage or interruption from human error, natural disasters, power loss, sabotage or terrorism, computer viruses, intentional acts of vandalism and similar events. We have programs in place to identify and minimize our exposure to these vulnerabilities and work in collaboration with the technology industry to share corrective measures with our business partners. Although we currently maintain and expect to maintain multiple computer facilities that are designed to provide redundancy and back-up to reduce the risk of system disruptions and have facilities in place that are expected to maintain service during a system disruption, such systems and facilities may prove inadequate. Any system failure that causes an interruption in service or decreases the responsiveness of our services could impair our reputation, damage our brand name and negatively impact our business, financial condition and operating results.

The implementation of MiFID increases competition for quoting, trade execution and reporting revenues in Europe.

Our competitive position could be adversely affected by legislation and regulation implementing MiFID, which required all European Union countries to have MiFID regulation in force by November 1, 2007. MiFID is intended to create a unified European financial services market, with common regulation regarding investments and trading in European Union countries. MiFID enables greater transparency and competition among exchanges (regulated markets), investment firms and banks that internalize their order flow (systematic internalizers), and multilateral trading facilities. MiFID encourages competition for quotation, trade execution, trade reporting and market data distribution and introduces a European-wide requirement for best execution by requiring investment firms to establish and publish execution policies for all traded instruments.

MiFID provides that trades may be executed on recognized exchanges, on multilateral trading facilities via over-the-counter trading or through systematic internalization. As a result, MiFID creates an opportunity for exchanges, new multilateral trading facilities, over-the-counter and internalization arrangements to be developed on either a single country or a pan-European basis, thereby removing entry barriers and facilitating entry of alternative off-exchange trading facilities and increasing the attractiveness of such alternative facilities to users. In addition, investment firms will have to ensure that they obtain the “best execution” conditions for their clients, and will therefore have to direct orders to the most favorable execution venue, without any regulatory incentive to favor established regulated markets.

Taken together, these changes to the regulatory environment are making it easier for multilateral trading facilities to establish themselves in Europe as low-cost alternatives to regulated exchanges, thereby increasing the level of competition with and between market operators. The Nordic Exchange faces competition from other exchanges as well as from multilateral trading facilities and alternative trading systems (including a move toward greater systematic internalization by member firms outside the Nordic Exchange) and this competition may intensify in the near future especially as technological advances create pressure to reduce the costs of trading. Increased competition from alternative trading facilities and operators could cause us to lose market share or to lower our fees in order to remain competitive, either of which could lead to lower revenues and/or lower margins, harming profitability.

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

We operate in a highly regulated industry. In recent years, the securities trading industry and, in particular, the securities markets, have been subject to significant regulatory changes. Moreover, the securities markets have been the subject of increasing governmental and public scrutiny in response to a number of recent developments and inquiries. Any of these factors or events may result in future regulatory or other changes, although we cannot predict the nature of these changes or their impact on our business at this time. Our market participants also operate in a highly regulated industry. The SEC, the Swedish Financial Supervisory Authority, or SFSA, and other regulatory authorities could impose regulatory changes that could impact the ability of our market participants to use The NASDAQ Market Center or the Nordic Exchange or could adversely affect The NASDAQ Stock Market or the Nordic Exchange. Regulatory changes by the SEC, the SFSA or other regulatory authorities could result in the loss of a significant number of market participants or a reduction in trading activity on The NASDAQ Stock Market or the Nordic Exchange.

The regulatory framework under which we operate and new regulatory requirements or new interpretations of existing regulatory requirements could require substantial time and resources for compliance, which could make it difficult and costly for us to operate our business.

Under current U.S. federal securities laws, changes in NASDAQ’s rules and operations, including our pricing structure, must be reviewed and in many cases explicitly approved by the SEC. The SEC may approve, disapprove, or recommend changes to proposals that we submit. In addition, the SEC may delay either the approval process or the initiation of the public comment process.

Our non-U.S. business is subject to regulatory oversight in all the countries in which we operate regulated businesses, such as operating exchanges or CSDs. The countries in which we currently operate regulated businesses are Sweden, Finland, Denmark, Iceland, Estonia, Lithuania, Latvia, Switzerland and the United Kingdom.

In all the aforementioned countries, we have received authorization from the relevant authorities to conduct our regulated business activities. The authorities may revoke this authorization if we do not suitably carry out our regulated business activities. The authorities are also entitled to request that we adopt measures in order to ensure that we continue to fulfill the authorities’ requirements.

Furthermore, we hold minority stakes in other regulated entities, and certain of our customers operate in a highly regulated industry. Regulatory authorities with jurisdiction over our non-U.S. exchanges could impose regulatory changes that could impact the ability of our customers to use one or more of these exchanges. The loss of a significant number of customers or a reduction in trading activity on any of the exchanges comprising the Nordic Exchange as a result of such changes could have a material adverse effect on our business, financial condition and operating results. Certain of our customers are themselves exchanges which outsource certain technology functions to us, and thus we are particularly exposed to regulatory or other events impacting the global exchange industry.

We are subject to extensive regulation that may harm our ability to compete with less regulated entities.

Under current U.S. federal securities laws, changes in our rules and operations, including our pricing structure, must be reviewed and in many cases explicitly approved by the SEC. The SEC may approve, disapprove or recommend changes to proposals that we submit. In addition, the SEC may delay the initiation of the public comment process or the approval process. This delay in approving changes, or the altering of any proposed change, could have an adverse effect on our business, financial condition and operating results. We must compete not only with ECNs that are not subject to the same SEC approval process but also with other exchanges that have lower regulation and surveillance costs than us. There is a risk that trading will shift to exchanges that charge lower fees because, among other reasons, they spend significantly less on regulation.

In addition, our registered broker-dealer subsidiaries, Nasdaq Execution Services, LLC and NASDAQ Option Services, LLC are subject to regulation by the SEC, FINRA and other self-regulatory organizations. Any failure to comply with these broker-dealer regulations could have a material adverse effect on the operation of our business, financial condition and operating results. These subsidiaries are subject to regulatory requirements intended to ensure their general financial soundness and liquidity, which require that they comply with certain minimum capital requirements. The SEC and FINRA impose rules that require notification when net capital falls below certain predefined criteria, dictate the ratio of debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the Uniform Net Capital Rule and NYSE and FINRA rules impose certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC, the NYSE and FINRA for certain withdrawals of capital.

The NASDAQ Stock Market has self-regulatory obligations and also operates for-profit businesses, and these two roles may create conflicts of interest.

We have obligations to regulate and monitor activities on The NASDAQ Stock Market and ensure compliance with applicable law and the rules of our market by market participants and NASDAQ-listed companies. The SEC staff has expressed concern about potential conflicts of interest of “for-profit” markets performing the regulatory functions of a self-regulatory organization. Although the Exchange outsources the majority of its market regulation functions to FINRA, we do perform regulatory functions related to our listed companies and our market. In addition, as part of NASDAQ’s application for exchange registration, we agreed that 20% of the directors of the Exchange will be elected by members of the Exchange rather than the equity holders of the Exchange. Any failure by the Exchange to diligently and fairly regulate its market or to otherwise fulfill its regulatory obligations could significantly harm our reputation, prompt SEC scrutiny and adversely affect our business and reputation.

The Nordic Exchange’s reputation depends on the diligent performance of its self-regulatory obligations.

The Nordic Exchange monitors trading on the Nordic Exchange and compliance with listing standards. It also monitors the listing of equities and other financial instruments. The prime objective of such monitoring activities is to maintain confidence in the exchanges among the general public. The monitoring functions within the Nordic Exchange are the responsibility of the Surveillance Committees. The Surveillance Committees are intended to strengthen the integrity of and confidence in the Nordic Exchange and to avoid conflicts of interest. Each of the Surveillance Committees consists of five members, three of whom are independent. Any failure to diligently and fairly regulate the Nordic Exchange could significantly harm our reputation, prompt scrutiny from regulators and adversely affect our business and reputation.

Recent SEC rulemaking has liberalized the foreign private issuer deregistration rules.

In March 2007, the SEC adopted rules that make it easier for foreign private issuers to deregister and terminate their SEC reporting obligations. Under the deregistration rule, a foreign private issuer can deregister equity securities if its average U.S. trading volume over a 12-month period represents 5% or less of its worldwide trading volume, so long as it meets certain requirements. Once a foreign private issuer’s securities are deregistered and the issuer ceases its Exchange Act reporting, those securities are no longer eligible for trading on any public exchange in the U.S. As a result, we may face the loss of listing and trading services revenues associated with foreign private issuers that chose to deregister under the SEC rules.

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

The NASDAQ Stock Market competes to obtain the listing of non-U.S. issuer securities (in addition to the listing of U.S. issuer securities). However, the legal and regulatory environment in the United States, as well as the perception of this environment, has made and may continue to make it more difficult for us to attract these listings and may therefore adversely affect our competitive position. For example, the Sarbanes-Oxley Act of 2002 imposes a stringent set of corporate governance, reporting and other requirements on publicly listed companies in the U.S. Significant resources are necessary for issuers to come into and remain in compliance with the requirements of the Sarbanes-Oxley Act, which has had, and may continue to have, an impact on our ability to attract and retain listings. At the same time, international companies are increasingly seeking access to the U.S. markets through private transactions that do not require listing or trading in the U.S. public markets, such as through Rule 144A transactions. Non-U.S. issuers may choose to list with non-U.S. securities exchanges exclusively without a secondary listing in the United States because they perceive the U.S. regulatory requirements and the U.S. litigation environment as too cumbersome and costly. If we are unable to successfully attract the listing business of non-U.S. issuers, the perception of The NASDAQ Stock Market as a premier listing venue may be diminished, and our competitive position may be adversely affected or our operating results could suffer.

We believe, based on the SEC’s Fact Sheet on Potential Cross-Border Exchange Mergers, dated June 16, 2006, that listed companies on the Nordic Exchange are not subject to the requirements of the Sarbanes-Oxley Act unless they otherwise choose to list or register their securities in the United States. However, there can be no assurances that non-U.S. issuers that do not list on The NASDAQ Stock Market will elect to list on the Nordic Exchange rather than other non-U.S. exchanges.

We are exposed to clearing risk.

We clear a range of equity-related and fixed-income-related derivative products. We assume the counterparty risk for all transactions that are cleared through our markets and guarantee that our cleared contracts will be honored. As protection against the risks that are associated with our derivatives clearing business, we enforce minimum financial and operational criteria for membership eligibility, require members and investors to provide collateral, and maintain established risk policies and procedures to ensure that the counterparty risks are properly monitored and pro-actively managed, but none of these measures provides absolute assurance against defaults by our counterparties on their obligations. Moreover, while collateralizing member and investor risk exposures is designed to ensure that sufficient collateral is maintained to compensate for the default risk incurred, no guarantee can be given that the collateral provided will at all times be sufficient. Although we maintain clearing capital resources to serve as an additional layer of protection to help ensure that we are able to meet our obligations, these resources may not be sufficient. In addition, our high leverage could limit our flexibility in the operation of our clearing business.

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

The derivative instruments to which we are a party involve a counterparty risk, that is, that the counterparty will not fulfill its portion of the agreement relating to futures or options. Counterparty risk also arises by the OMX Nordic Exchange Stockholm AB providing clearing services and thereby acting as the central counterparty in all derivatives contracts subject to counterparty clearing. Any default by a counterparty on its obligations under any of these instruments could have a material adverse effect on our business, financial condition and operating results.

Failure to attract and retain key personnel may adversely affect our ability to conduct our business.

Our future success depends, in large part, upon our ability to attract and retain highly qualified professional personnel. Competition for key personnel in the various localities and business segments in which we operate is intense. Our ability to attract and retain key personnel, in particular senior officers, will be dependent on a number of factors, including prevailing market conditions and compensation packages offered by companies competing for the same talent. There is no guarantee that we will have the continued service of key employees who we rely upon to execute our business strategy and identify and pursue strategic opportunities and initiatives. In particular, we may have to incur costs to replace senior executive officers or other key employees who leave, and our ability to execute our business strategy could be impaired if we are unable to replace such persons in a timely manner.

We are highly dependent on the continued services of Robert Greifeld, our Chief Executive Officer, and Magnus Böcker, our President, and other executive officers and key employees who possess extensive financial markets knowledge and technology skills. We do not have employment agreements with some of these key executive officers. We do not maintain “key person” life insurance policies on any of our executive officers, managers, key employees or technical personnel. The loss of the services of these persons for any reason, as well as any negative market or industry perception arising from those losses, could have a material adverse effect on our business, financial condition and operating results.

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

Our non-U.S. business is regulated both at the national level in several countries and at the European Union level. Implementation and application of these regulations may be undertaken by one or more regulatory authorities, which may challenge compliance with one or more aspects of such regulations. If a regulatory authority makes a finding of non-compliance, conditional fines can be imposed and our licenses can be revoked.

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

We have registered, or applied to register, our trademarks in the United States and in over 50 foreign jurisdictions and have pending U.S. and foreign applications for other trademarks. We also maintain copyright protection on our NASDAQ-branded materials and pursue patent protection for NASDAQ-developed inventions and processes. We claim copyright to the software products developed by OMX and hold a number of patents, patent applications and licenses, including the names OMX, OMX Nordic Exchange, Genium, OMX Nordic Exchange Stockholm AB and OMX Exchanges.

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

Damage to our reputation could cause some issuers not to list their securities on our exchanges, as well as reduce the trading volume on our exchanges or cause us to lose customers in our market information services or financial products businesses. This, in turn, may have a material adverse effect on our business, financial condition and operating results.

We are a holding company that depends on cash flow from our subsidiaries to meet our obligations.

We are a holding company with no direct operating businesses other than the equity interests of our subsidiaries. We require dividends and other payments from our subsidiaries to meet cash requirements or to pay dividends. Minimum capital requirements mandated by regulatory authorities having jurisdiction over some of our regulated subsidiaries indirectly restrict the amount of dividends paid upstream. If our subsidiaries are unable to pay dividends and make other payments to us when needed, we may be unable to satisfy our obligations, which would have a material adverse effect on our business, financial condition and operating results.

Future acquisitions, partnerships and joint ventures may require significant resources and/or result in significant unanticipated losses, costs or liabilities.

Over the past three years, acquisitions including the acquisitions of INET and Nasdaq Execution Services, LLC (formerly Brut, LLC), the combination of NASDAQ and OMX and the proposed acquisitions of PHLX, BSX and certain businesses of Nord Pool have been (or, in the case of future acquisitions, are expected to be) significant factors in our growth. Although we cannot predict our rate of growth as the result of acquisitions with complete accuracy, we believe that additional acquisitions or entering into partnership and joint ventures will be important to our growth strategy. Many of the other potential purchasers of assets in our industry have greater financial resources than we have. Therefore, we cannot be sure that we will be able to complete future acquisitions on terms favorable to us.

We may finance future acquisitions by issuing additional equity and/or debt. The issuance of additional equity in connection with any such transaction could be substantially dilutive to existing shareholders. The issuance of additional debt could increase our leverage substantially. In addition, announcement or implementation of future transactions by us or others could have a material effect on the price of our common stock. We could face financial risks associated with incurring additional debt, particularly if the debt resulted in significant incremental leverage. Additional debt may reduce our liquidity, curtail our access to financing markets, impact our standing with credit agencies and increase the cash flow required for debt service. Any incremental debt incurred to finance an acquisition could also place significant constraints on the operation of our business.

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

Our non-U.S. business operates in various emerging markets that are subject to greater political, economic and social uncertainties than developed countries.

The operations of our non-U.S. business are subject to the risk inherent in international operations, including but not limited to, risks with respect to operating in Central and Eastern Europe, the Middle East and Asia. Some of these economies may be subject to greater political, economic and social uncertainties than countries with more developed institutional structures. Political, economic or social events or developments in one or more of these countries could adversely affect our operations and financial results.

We have invested substantial capital in system platforms, and a failure to successfully implement such systems could adversely affect our business.

In our technology operations, we have invested substantial amounts in the development of system platforms. Although investments are carefully planned, there can be no assurance that the demand for such platforms will justify the related investments and that the future levels of orders will be sufficient to generate an acceptable return on such investments. If we fail to generate adequate revenue from planned system platforms, or if we fail to do so within the envisioned timeframe, it could have an adverse effect on our results of operations and financial condition.

As we integrate the businesses of NASDAQ and OMX, our technology operations may be negatively affected.

Certain current or potential customers of our technology operations, who did not previously view OMX as a competitor, may view us as a competitor. As a result, these customers may limit or eliminate their use of our technology operations, and, as a result, the performance of our technology operations may suffer.

Because we have operations in several countries, we are exposed to currency risk.

We have operations in the U.S., several of the Nordic and Baltic markets and many other foreign countries. We therefore have significant exposure to exchange rate movements between the Swedish Krona, Danish Krona, Icelandic Króna, Euro, U.S. dollar and other foreign currencies. Significant inflation or disproportionate changes in foreign exchange rates with respect to one or more of these currencies could occur as a result of general economic conditions, acts of war or terrorism, changes in governmental monetary or tax policy or changes in local interest rates. These exchange rate differences will affect the translation of our non-U.S. results of operations and financial condition into U.S. dollars as part of the preparation of our consolidated financial statements.

Our investment in DIFX may be unsuccessful and could harm us in other ways.

In exchange for $50 million and the entry into certain licensing and technology agreements, we have acquired 33 1/3% of the outstanding equity of DIFX. We have also committed to providing additional capital, up to $25 million, to DIFX under certain circumstances. Our investment in DIFX may be unsuccessful. Additionally, the licensing and technology agreements we have entered into with DIFX may have an adverse effect on our brand and on us. We may not be able to terminate these agreements or end our association with DIFX in a manner that would prevent lasting and potentially significant harm to our brand and reputation, particularly in certain key emerging markets. Our agreements with DIFX also prevent or limit us from seeking opportunities to grow our business in certain regions, and this may have a negative impact on us in the future.

We may be required to pay a higher price for some OMX shares as a result of compulsory acquisition proceedings under Swedish law.

Through compulsory acquisition procedures, we intend to acquire the remaining approximately 1.2% of outstanding OMX shares that are not yet held by NASDAQ OMX. The cost of the compulsory acquisition proceeding will be borne entirely by us. It is not currently known when the proceedings will be complete and when we will be able to acquire the OMX shares that are the subject of the proceedings.

The purchase price for the OMX shares acquired through a compulsory acquisition procedure will be determined by an arbitration tribunal. The Swedish Companies Act provides that the purchase price for the remaining OMX shares will be equivalent to the value of the consideration offered by Borse Dubai, unless there are any special circumstances at hand that call for a different price. It may take up to two years or more from initiation of the compulsory acquisition procedure until the arbitration tribunal decides on the purchase price. Thereafter, the purchase price will be distributed to the shareholders whose OMX shares were acquired through the compulsory acquisition procedure, together with interest earned at a market rate set by the Swedish Central Bank pursuant to Swedish law.

We may elect to request advance title to the OMX shares to be acquired in the compulsory acquisition procedure, in accordance with the Swedish Companies Act. Advance title means that full ownership is obtained by us with respect to the remaining OMX shares before the arbitration proceedings regarding the purchase price have been completed. The arbitration tribunal’s granting of advance title would be subject to our providing satisfactory security for payment of the purchase price and the accrued interest thereon.

As a result of the compulsory acquisition proceedings under Swedish law, we may ultimately have to pay, in the aggregate, a higher price per OMX share in order to purchase the remaining OMX shares that are outstanding and not held by NASDAQ OMX than Nasdaq paid for OMX shares purchased from Borse Dubai.

Charges to earnings resulting from acquisition, restructuring and integration costs may materially adversely affect the market value of our common stock.

In accordance with U.S. GAAP, we are accounting for the completion of the Transactions using the purchase method of accounting. We are allocating the total estimated purchase price to OMX’s net tangible assets, amortizable intangible assets and non-amortized intangibles, and based on their fair values as of the date of completion of the Transactions, recording the excess of the purchase price over those fair values as goodwill. Our financial results, including earnings per share, could be adversely affected by a number of financial adjustments required by U.S. GAAP including the following:

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

We have incurred costs associated with the Transactions, including financial advisors’ fees and legal and accounting fees. In addition, we expect to incur costs associated with realizing synergies from the Transactions. These costs may be substantial and may include those related to the severance and stock option acceleration provisions of employee benefit plans, as well as other exit costs. We face potential costs related to employee retention and deployment of physical capital and other integration costs. We have not yet determined the amount of these costs. Costs that are not directly related to the Transactions, including retention and integration costs, will be recorded as incurred and will negatively impact earnings, which could have a material adverse effect on our operating results and the price of our common stock.

In addition, from the date of the completion of the Transactions, our results of operations include OMX’s operating results, presented in accordance with U.S. GAAP. OMX’s historical consolidated financial statements for 2004 through 2007 have been prepared in accordance with IFRS, which differ in certain material respects from U.S. GAAP. For instance, U.S. GAAP requires OMX to recognize revenue under certain of its technology contracts over the term of the contract rather than at the beginning of the contract. Accordingly, the U.S. GAAP presentation of OMX’s results of operations may not be comparable to OMX’s historical financial statements.

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

Sales of a substantial number of shares of our common stock in the public markets, or the perception that these sales might occur, could cause the market price of our common stock to decline or could impair our ability to raise capital through a future sale of, or pay for acquisitions using, our equity securities. As of March 31, 2008, there were 199,665,445 shares of our common stock outstanding. All of our common stock is freely transferable, except shares held by our “affiliates,” as defined in Rule 144 under the Securities Act.

The number of freely transferable shares of our common stock will increase upon any exercise of outstanding options pursuant to our stock compensation and stock award plan for our employees. There were 5.9 million options exercisable as of March 31, 2008 at a weighted average exercise price of $18.48. The number of shares of our common stock outstanding will also increase upon any conversion of our 3.75% convertible notes held by SLP and VAB Investors LLC, or VAB, and their respective affiliates, which are currently convertible at a conversion price of $14.50 per share into approximately 8,281,162 shares of our common stock, or any exercise of warrants held by SLP and VAB or their respective affiliates, which are exercisable at a price of $14.50 per share into approximately 1,539,489 shares of our common stock. We have registered the shares underlying SLP, VAB and their affiliates’ notes and warrants on a Form S-3 registration statement, and those shares are freely transferable.

It is our intent and policy to settle the principal amounts of the 2.50% convertible notes in cash, which will not impact the number of shares of our common stock. However, we have the option to settle the conversion premium in shares of our common stock or cash. At March 31, 2008, the conversion premium was out of the money.

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

In response to the SEC’s concern about a concentration of our ownership, our Exchange rules include a rule prohibiting any Exchange member or any person associated with an Exchange member from beneficially owning more than 20% of our outstanding voting interests. SEC consent would be required before any investor could obtain more than a 20% voting interest in us. Our Exchange rules also require the SEC’s approval of any business ventures with one of our members, subject to exceptions.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases made in the fiscal quarter ended March 31, 2008 (in whole number of shares):

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Units)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 2008	23,128	$44.28	—	—
February 2008	979	40.94	—	—
March 2008	4,054	$39.34	—	—

Total	28,161	—	—	—

The shares repurchased during the first quarter of 2008 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants.

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

THE NASDAQ OMX GROUP, INC.
(Registrant)

Date: May 9, 2008	By:	/s/ ROBERT GREIFELD
	Name:	Robert Greifeld
	Title:	Chief Executive Officer

Date: May 9, 2008	By:	/s/ DAVID P. WARREN
	Name:	David P. Warren
	Title:	Executive Vice President and Chief Financial Officer

Index

Exhibit Number
4.1	Indenture, dated as February 26, 2008, between The NASDAQ OMX Group, Inc. and The Bank of New York (previously filed with NASDAQ OMX’s Current Report on Form 8-K on March 3, 2008) relating to 2.50% convertible senior notes due 2013.

4.2	Form of 2.50% Convertible Senior Note due 2013 (previously filed with NASDAQ OMX’s Current Report on Form 8-K on March 3, 2008).

4.3	Registration Rights Agreement, dated February 26, 2008, among The NASDAQ OMX Group, Inc., J.P. Morgan Securities Inc. and Banc of America Securities LLC (previously filed with NASDAQ OMX’s Current Report on Form 8-K on March 3, 2008).

10.1	Purchase Agreement, dated February 20, 2008, among The NASDAQ OMX Group, Inc., J.P. Morgan Securities Inc. and Banc of America (previously filed with NASDAQ OMX’s Current Report on Form 8-K on February 21, 2008).

10.2	Amendment to the OMX Transaction Agreement, dated as of February 27, 2008, among The NASDAQ OMX Group, Inc., Borse Dubai Limited and BD Stockholm AB (previously filed with NASDAQ OMX’s Current Report on Form 8-K on March 3, 2008).

10.3	NASDAQ OMX Stockholders’ Agreement, dated as of February 27, 2008, between The NASDAQ OMX Group, Inc. and Borse Dubai Limited (previously filed with NASDAQ OMX’s Current Report on Form 8-K on March 3, 2008).

10.4	Registration Rights Agreement, dated as of February 27, 2008, among The NASDAQ OMX Group, Inc., Borse Dubai Limited and Borse Dubai Nasdaq Share Trust (previously filed with NASDAQ OMX’s Current Report on Form 8-K on March 3, 2008).

10.5	Credit Agreement, dated February 27, 2008, among The NASDAQ OMX Group, Inc., the Lenders party thereto, Bank of America, N.A., as Administrative Agent, Collateral Agent, Swingline Lender and Issuing Bank, and JPMorgan Chase Bank, N.A., as Syndication Agent (previously filed with NASDAQ OMX’s Current Report on Form 8-K on March 3, 2008).

11	Statement regarding computation of per share earnings (incorporated herein by reference from Note 11 to the condensed consolidated financial statements under Part I, Item 1 of this Form 10-Q).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.