Form 10-Q
period 2008-06-30
NASDAQ OMX GROUP, INC.
filed 2008-08-08
CIK 1120193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2008
Common Stock, $.01 par value per share	199,924,340 shares

The NASDAQ OMX Group, Inc.

Form 10-Q

For the Quarterly Period Ended June 30, 2008

i

About This Form 10-Q

The NASDAQ OMX Group, Inc., is a holding company created by the combination of the businesses of The Nasdaq Stock Market, Inc. and OMX AB (publ) which was completed on February 27, 2008. Under the purchase method of accounting, Nasdaq was treated as the accounting and legal acquirer in this business combination. As such, Nasdaq is the predecessor reporting entity of NASDAQ OMX and the results of operations of OMX are only included in NASDAQ OMX’s consolidated results of operations from February 27, 2008.

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

•	“PHLX” refers to the Philadelphia Stock Exchange, Inc. and Subsidiaries.

•	“NASDAQ OMX,” “we,” “us” and “our” refer to The NASDAQ OMX Group, Inc.

•	“SEK” or “Swedish Krona” refers to the lawful currency of Sweden.

•	“NOK” refers to the lawful currency of Norway.

This Quarterly Report on Form 10-Q includes market share and industry data that we obtained from industry publications and surveys, reports of governmental agencies and internal company surveys. Industry publications and surveys generally state that the information they contain has been obtained from sources believed to be reliable, but we cannot assure you that this information is accurate or complete. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Statements as to our market position are based on the most currently available market data. For market comparison purposes, The NASDAQ Stock Market data in this Quarterly Report on Form 10-Q for initial public offerings, or IPOs, is based on data provided by Thomson Financial, which does not include best efforts underwritings, and we have chosen to exclude closed-end funds; therefore, the data may not be comparable to other publicly-available initial public offering data. Data in this Quarterly Report on Form 10-Q for secondary offerings for The NASDAQ Stock Market is also based on data provided by Thomson Financial. Data in this Quarterly Report on Form 10-Q for new listings of equity securities on The NASDAQ Stock Market is based on data generated internally by us, which includes best efforts underwritings and issuers that switched from other listing venues, closed-end funds and exchange traded funds, or ETFs. OMX data in this Quarterly Report on Form 10-Q for IPOs and new listings of equities securities on the Nordic Exchange is also based on data generated internally by us. IPOs, secondary offerings and new listings data is presented as of period end. While we are not aware of any misstatements regarding industry data presented herein, our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed in the “Risk Factors” section in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

ii

Forward-Looking Statements

The U.S. Securities and Exchange Commission, or SEC, encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains these types of statements. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words or terms of similar substance used in connection with any discussion of future operating results or financial performance identify forward-looking statements. These include, among others, statements relating to:

•	2008 outlook;

•	the scope, nature or impact of acquisitions, dispositions, investments or other transactional activities;

•	the integration of the businesses of Nasdaq, OMX and PHLX, including accounting decisions relating thereto;

•	the effective dates for and expected benefits of ongoing initiatives; and

•	the outcome of any litigation and/or government investigation to which we are a party and other contingencies.

Forward-looking statements involve risks and uncertainties. Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements include, among others, the following:

•	our operating results may be lower than expected;

•

our ability to successfully integrate the businesses of Nasdaq, OMX and PHLX, including the fact that such integration may be more difficult, time consuming or costly than expected and our ability to realize synergies from the business combination of Nasdaq, OMX and PHLX, as well as our proposed acquisitions of The Boston Stock Exchange and certain businesses of Nord Pool ASA, or Nord Pool;

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

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the uncertainty and risk resulting from such uncertainty in connection with any forward-looking statements that we make. These risk factors are more fully described under the caption Part 2. “Item 1A. Risk Factors,” in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2008. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. You should carefully read this entire Form 10-Q, including “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our condensed consolidated financial statements and the related notes. Except as required by the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

The NASDAQ OMX Group, Inc.

PART 1—FINANCIAL INFORMATION

Item 1. Financial Statements

The NASDAQ OMX Group, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues
Market Services	$694,085	$487,390	$1,421,048	$982,883
Issuer Services	87,622	70,742	163,310	137,093
Market Technology	38,678	—	49,661	—
Other	1,093	69	1,286	171

Total revenues	821,478	558,201	1,635,305	1,120,147
Cost of revenues
Liquidity rebates	(346,767)	(238,313)	(731,538)	(463,503)
Brokerage, clearance and exchange fees	(94,558)	(121,208)	(245,281)	(265,898)

Total cost of revenues	(441,325)	(359,521)	(976,819)	(729,401)

Revenues less liquidity rebates, brokerage, clearance and exchange fees	380,153	198,680	658,486	390,746

Operating Expenses
Compensation and benefits	115,176	49,704	188,578	93,977
Marketing and advertising	3,960	4,227	5,858	9,101
Depreciation and amortization	22,193	9,796	38,105	19,635
Professional and contract services	22,543	8,652	36,344	17,034
Computer operations and data communications	17,394	7,916	25,571	16,112
Provision for bad debts	(1,113)	(1,359)	(147)	2,130
Occupancy	16,595	8,975	28,928	17,840
Regulatory	7,487	7,112	14,959	13,835
Merger expenses	5,704	—	7,165	—
General, administrative and other	15,392	4,806	25,284	20,827

Total operating expenses	225,331	99,829	370,645	210,491

Operating income	154,822	98,851	287,841	180,255
Other income (expense), net	(3,778)	(4,518)	59,668	(55,170)
Minority interests	(827)	—	(1,080)	96

Income before income taxes	150,217	94,333	346,429	125,181
Income tax provision	48,580	38,205	123,429	50,736

Net income	$101,637	$56,128	$223,000	$74,445

Basic and diluted earnings per share:
Basic	$0.51	$0.50	$1.24	$0.66

Diluted	$0.48	$0.39	$1.15	$0.52

See accompanying notes to condensed consolidated financial statements.

The NASDAQ OMX Group, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and par value amounts)

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$739,999	$1,325,314
Financial investments, at fair value	136,971	—
Receivables, net	354,931	249,524
Deferred tax assets	18,066	10,794
Market value, outstanding derivative positions	716,632	—
Other current assets	196,987	96,385

Total current assets	2,163,586	1,682,017
Property and equipment, net	160,056	64,523
Non-current deferred tax assets	163,521	63,279
Goodwill	4,074,588	980,736
Intangible assets, net	2,039,653	181,612
Other assets	367,581	7,230

Total assets	$8,968,985	$2,979,397

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$219,866	$115,114
Section 31 fees payable to SEC	109,723	103,574
Accrued personnel costs	93,688	64,625
Deferred revenue	164,506	60,537
Other accrued liabilities	169,011	58,540
Deferred tax liabilities	23,939	8,807
Market value, outstanding derivative positions	716,632	—
Current portion of debt obligations	98,438	—

Total current liabilities	1,595,803	411,197
Debt obligations	1,545,145	118,438
Non-current deferred tax liabilities	864,698	91,811
Non-current deferred revenue	130,934	94,045
Other liabilities	104,248	55,623

Total liabilities	4,240,828	771,114
Minority interests	12,896	—

Stockholders’ equity
Common stock, $0.01 par value, 300,000,000 shares authorized, shares issued: 200,133,804 at June 30, 2008 and 139,096,762 at December 31, 2007; shares outstanding: 199,861,427 at June 30, 2008 and 138,869,150 at December 31, 2007	2,004	1,393
Preferred stock, 30,000,000 shares authorized, none issued or outstanding	—	—
Additional paid-in capital	3,474,450	1,189,224
Common stock in treasury, at cost: 272,377 shares at June 30, 2008 and 227,612 shares at December 31, 2007	(9,896)	(8,035)
Accumulated other comprehensive income (loss)	(4,695)	(4,697)
Retained earnings	1,253,398	1,030,398

Total stockholders’ equity	4,715,261	2,208,283

Total liabilities, minority interests and stockholders’ equity	$8,968,985	$2,979,397

See accompanying notes to condensed consolidated financial statements.

The NASDAQ OMX Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2008	2007
Cash provided by operating activities
Net income	$223,000	$74,445
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	38,105	19,635
Share-based compensation	11,488	7,564
Income tax benefit related to share-based compensation	(3,020)	(4,568)
Provision for bad debts	(147)	2,130
(Gain) loss on foreign currency contracts	(40,137)	9,509
Deferred taxes, net	(38,719)	(32,723)
Income from unconsolidated investees, net	(27,641)	—
Clearing contract charge	—	10,620
Strategic initiative costs	—	26,511
Foreign currency translation adjustment	9,536	—
Other non-cash items included in net income	830	2,703
Net change in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	17,609	(48,806)
Other assets	1,594	(9,901)
Accounts payable and accrued expenses	31,827	6,078
Section 31 fees payable to SEC	6,149	72,175
Accrued personnel costs	(17,457)	(21,452)
Deferred revenue	48,715	77,700
Other accrued liabilities	18,134	(2,287)
Other liabilities	(7,346)	(9,036)

Cash provided by operating activities	272,520	180,297

Cash flows from investing activities
Purchases of trading investment securities	(26,024)	—
Purchases of foreign currency contracts	(12,500)	(12,988)
Settlement of foreign currency contracts	66,515	63,900
Purchases of available-for-sale investments, net	—	(53,532)
Proceeds from maturities of available-for-sale investments	—	47,910
Proceeds from redemptions of available-for-sale investments	—	30,100
Acquisitions of businesses, net of cash and cash equivalents acquired	(1,989,044)	—
Purchases of property and equipment	(26,474)	(7,776)
Other	—	127

Cash provided by (used in) investing activities	(1,987,527)	67,741
Cash flows from financing activities
Proceeds from debt obligations, net of debt issuance costs	1,476,968	—
Payments of debt obligations	(352,918)	(5,341)
Issuances of common stock, net of treasury stock purchases	2,622	5,738
Income tax benefit related to share-based compensation	3,020	4,568

Cash provided by financing activities	1,129,692	4,965

Increase (decrease) in cash and cash equivalents	(585,315)	253,003
Cash and cash equivalents at beginning of period	1,325,314	321,995

Cash and cash equivalents at end of period	$739,999	$574,998

Supplemental Disclosure Cash Flow Information
Cash paid for:
Interest	$14,776	$48,932
Income taxes, net of refund	$151,531	$62,118

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

Our revenue sources are diverse and include revenues from transaction services, market data products and services, listing fees, insurance products, shareholder, directors and newswire services, financial products and market technology. The Exchange is the largest electronic equity securities market in the United States, both in terms of number of listed companies and traded share volume. As of June 30, 2008, the Exchange was home to 3,080 listed companies with a combined market capitalization of approximately $4.0 trillion. The Nordic Exchange is the largest securities marketplace in Northern Europe. As of June 30, 2008, the Nordic Exchange was home to 847 listed companies with a combined market capitalization of approximately $1.1 trillion.

We manage, operate and provide our products and services in three business segments: Market Services, Issuer Services and Market Technology.

Market Services. Our Market Services segment includes our U.S. and European Transaction Services business (cash equity and derivative trading), as well as our Market Data and Broker Services businesses. Our transaction-based platform in the U.S. provides our market participants with the ability to access, process, display and integrate orders and quotes for cash equities and derivatives. The platform allows us to route and execute buy and sell orders as well as report transactions for NASDAQ-listed securities and those securities listed on other national securities exchanges in the U.S., providing fee-based revenues. Our European operations include trading and clearing revenues from equity and derivative products traded on the Nordic Exchange.

Market data revenues in the U.S. are generated by providing varying levels of quote and trade information to market participants and data vendors, who in turn sell subscriptions for this information to the public. Our systems enable vendors to gain direct access to our detailed order data, index information, mutual fund pricing information, and corporate action information on NASDAQ-listed securities. European market data revenues, which are subscription based, are generated through the sale and distribution of trading information based on the data generated through trading on the Nordic Exchange.

Broker Services offers technology and customized securities administration solutions to financial participants trading on the Nordic Exchange and the markets in the United Kingdom, primarily the London Stock Exchange. Broker Services provide services through a registered securities company which is regulated by the Swedish and United Kingdom Financial Supervisory Authorities. Revenues are based on a fixed basic fee for back office brokerage services, such as administration or licensing, maintenance and operations, and a variable portion that depends on the number of transactions completed.

Issuer Services. Our Issuer Services segment includes our U.S. and European Listing Services and Financial Products businesses. In the U.S., companies listed on The NASDAQ Stock Market represent a diverse array of industries including information technology, financial services, healthcare, consumer products and industrials. There are three types of fees applicable to companies that list on The NASDAQ Stock Market: annual, listing and listing of additional share fees. In addition, our Listing Services business includes revenues generated through our insurance business, shareholder, directors and newswire services (Corporate services). We also develop and license financial products and associated derivatives based on NASDAQ indexes. These include the PowerShares QQQ, which is an ETF based on the NASDAQ-100 Index. We also generate revenues by licensing and listing third-party structured products and third-party sponsored ETFs. Our European Listing Services include companies listed on the Nordic Exchange and fees are directly related to the listed companies’ market capitalization.

Market Technology. The Market Technology segment delivers technology and services to marketplaces throughout the world. Market Technology provides technology solutions for trading, clearing and settlement information dissemination, and also offers facility management integration and advisory services. Revenues are derived from three primary sources: licensing, support and project revenues, facility management services revenues and other revenues. License, support and project revenues are derived from the system solutions developed and sold by NASDAQ OMX. After we have developed and sold a system solution, the customer licenses the right to use the software. Facility management services revenues are derived when NASDAQ OMX assumes responsibility for the continuous operation of a system platform for a customer and receives facility management services revenues. Other revenues are derived from advisory services.

For further discussion of our segments, see Note 17, “Segments.” For further discussion of our revenue recognition policies, see “Revenue Recognition and Cost of Revenues,” of Note 2, “Summary of Significant Accounting Policies.”

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

In accordance with APB 18, if financial statements of an investee are not sufficiently timely for an investor to apply the equity method of accounting currently, the investor ordinarily should record its share of the earnings or losses of an investee from the most recent available financial statements. A lag in reporting should be consistent from period to period. See Note 5, “Equity Method Investments,” for further discussion of our equity method investments.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and all non-restricted highly liquid investments with original maturities of three months or less at the time of purchase. Cash equivalents are carried at cost plus accrued interest, which approximates fair value due to the short maturities of these investments. As of June 30, 2008 our cash and cash equivalents included $43.3 million of restricted cash, which is not available for general use by us due to regulatory requirements.

Financial Investments

Financial investments include debt and equity securities and are classified within both the trading and available-for-sale categories. Debt securities that are bought principally for regulatory purposes and which are generally sold in the near term are classified as trading investment securities. Trading investment securities are included in financial investments, at fair value in the Condensed Consolidated Balance Sheets and changes in fair value are included in investment income within other income (expense), net in the Condensed Consolidated Statements of Income. Long-term available-for-sale investment securities are carried at fair value in the Condensed Consolidated Balance Sheets in other assets with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Our long-term available-for-sale securities at June 30, 2008 represent equity securities in other foreign stock exchanges. Realized gains and losses on these securities are included in earnings upon disposition of the securities using the specific identification method. In addition, realized losses are recognized when management determines that a decline in value is other-than-temporary, which requires judgment regarding the amount and timing of recovery. Indicators of other-than-temporary impairment for debt securities include issuer downgrade, default, or bankruptcy. We also consider the extent to which cost exceeds fair value, the duration of that difference and management’s judgment about the issuer’s current and prospective financial condition, as well as our intent and ability to hold the security until recovery of the unrealized losses.

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

Derivative Positions, at Fair Value

As part of our clearing operations in the derivative markets, the Nordic Exchange is the legal counterparty for each derivative position traded on the Nordic Exchange. The derivatives are not used by the Nordic Exchange for the purpose of trading on their own behalf. As a legal counterparty of each transaction, the Nordic Exchange bears the counterparty risk. As such, the market value of the derivative positions are reported gross in the Condensed Consolidated Balance Sheets after netting by customer where right of offset exists. The derivatives positions are recorded at fair value using an internal valuation model that uses key observable market data inputs.

We have the responsibility for clearing, or settlement of payment, for the derivative and equity transactions. Certain timing differences may exist related to the periodic cash settlement of counterparty trades, between the Nordic Exchange, United Kingdom broker services and other clearinghouses and customers, where we are acting as intermediary and guaranteeing the fulfillment of each contract. We have recorded receivables and payables associated with such timing differences in other current assets and accounts payable and accrued expenses, respectively, in the Condensed Consolidated Balance Sheets.

Derivative Financial Instruments and Hedging Activities

To the extent that we engage in any hedging activity, we account for our hedging activity in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or SFAS 133. At June 30, 2008, we held no derivative financial instruments which were designated or which qualified for hedge accounting. If we have derivative financial instruments which are designated or qualify for hedge accounting, such derivatives would be recognized on the balance sheet at fair value as either assets or liabilities. The fair value of our derivative financial instruments would be determined using either market quotes or valuation models that are based upon the net present value of estimated future cash flows and incorporate current market data inputs. We would report our derivative assets in other current assets and our derivative liabilities in accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets. Any ineffectiveness would be recorded in earnings. The accounting for the change in the fair value of a derivative financial instrument depends on its intended use and the resulting hedge designation, if any. We also use derivatives as economic hedges that are not designed as accounting hedges or do not qualify for hedge accounting treatment. For further discussion of hedging activities, see below and Note 13, “Derivative Financial Instruments and Hedging Activities.”

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

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of a business acquired. In connection with SFAS No. 142, “Goodwill and Other Intangible Assets,” or SFAS 142, we are required to test goodwill for impairment at the reporting unit level annually, or in interim periods if certain events occur indicating that the carrying value may be impaired. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill is less than the carrying value. There was no impairment of goodwill in the first six months of 2008 or 2007.

Intangible Assets, net

Intangible assets, net, primarily include exchange registrations, customer relationships, trade names and technology. Intangible assets with finite lives are amortized on a straight-line basis over their estimated average useful lives as follows:

•	Technology: 3 - 10 years

•	Customer relationships: 7 - 28 years

•	Other: 4.5 - 5 years

In connection with SFAS 142, intangible assets deemed to have indefinite useful lives are not amortized and are subject to annual impairment tests. Impairment exists if the carrying value of the indefinite-lived intangible asset exceeds its fair value. For finite lived intangible assets subject to amortization, impairment is considered upon certain “triggering events” and is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible asset. There was no impairment of indefinite-lived intangible assets in the first six months of 2008 or 2007.

Valuation of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS 144, we assess potential impairments to our long-lived assets, including finite lived intangible assets and property and equipment, when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. There was no impairment recorded in the first six months of 2008 or 2007.

Revenue Recognition and Cost of Revenues

Market Services Revenues

Cash Equity Trading

Cash equity trading revenues are variable, based on service volumes, and recognized as transactions occur. We charge transaction fees for executing cash equity trades in NASDAQ- and other listed securities on The NASDAQ Stock Market as well as on orders that are routed to other market venues for execution. We also charge transaction fees for executing cash equity trades on the Nordic Exchange (the Nordic Exchange includes the Danish, Finnish, Icelandic, Swedish and Baltic markets).

In the U.S., pursuant to Emerging Issues Task Force, or EITF, of the Financial Accounting Standards Board, or FASB, Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” or EITF 99-19, we record execution revenues from transactions on a gross basis in revenues and record related expenses such as liquidity rebate payments and execution costs as cost of revenues. All routed transactions are executed through Nasdaq Execution Services, LLC, which is registered with the SEC as a broker-dealer. Nasdaq Execution Services, as a broker-dealer, acts as principal to the transactions executed on our platform, which exposes Nasdaq Execution Services to clearance and settlement risk.

We also have execution risk on non-routed transactions that are conducted on our platform. Under our Limitation of Liability Rule, we, subject to certain caps, provide compensation for losses directly resulting from the systems’ actual failure to correctly process an order, Quote/Order, message or other data into our platform. We do not record a liability for any potential claims that may be submitted under the Limitation of Liability Rule unless they meet the provisions of SFAS No. 5, “Accounting for Contingencies,” or SFAS 5. As such, losses arising as a result of the rule are accrued and charged to expense only if the loss is probable and estimable. See our 2007 Annual Report on Form 10-K for further discussion of the Limitation of Liability Rule. The Limitation of Liability Rule applies to both equity and derivative trading in the aggregate. See discussion of derivative trading below.

We credit a portion of the per share execution charge to the market participant that provides the liquidity and records the liquidity rebate as a cost of revenues in the Condensed Consolidated Statements of Income. These liquidity rebates are paid on a monthly basis and the amounts due are included in accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets. The liquidity rebates payable amounts were $41.0 million at June 30, 2008 and $24.8 million at December 31, 2007.

We pay Section 31 fees to the SEC for supervision and regulation of securities markets. We pass these costs along to our customers through our cash equity trading revenues. We collect the fees as a pass-through charge from organizations executing eligible trades on the Exchange’s exchange platform and we recognize these amounts in cost of revenues when invoiced. Section 31 fees received are included in cash and cash equivalents in the Condensed Consolidated Balance Sheets, at the time of receipt and, as required by law, the amount due to the SEC is remitted semiannually and recorded as Section 31 fees payable to SEC in the Condensed Consolidated Balance Sheets until paid. Since the amount recorded in revenues is equal to the amount recorded in cost of revenues, there is no impact on our revenues less liquidity rebates, brokerage, clearance and exchange fees. As we hold the cash received until payment to the SEC, we earned interest income on the related cash balances.

Derivative Trading

Both U.S. derivative trading and European derivative trading revenues are also variable, based on service volumes, and recognized as transactions occur. We charge an integrated fee for both trading and clearing service. The principal types of derivative contracts traded are stock options and futures, index options and futures, fixed-income options and futures. In the U.S., in accordance with EITF 99-19, we also record derivative trading revenues from transactions on a gross basis in revenues and record related expenses such as liquidity rebate payments as cost of revenues, as we have certain risk associated with trade execution.

System trades in derivative contracts for the opening and closing cross and trades routed to other market centers for Exchange members are cleared by NASDAQ Options Services, LLC as a member of the Options Clearing Corporation, or OCC. Pursuant to the rules of the OCC and NASDAQ Options Services’ clearing agreement, we act as principal to the transactions executed on our platform, which exposes NASDAQ Options Services to clearance and settlement risk. As discussed above, in the U.S., under our Limitation of Liability Rule, we, subject to certain caps, provide compensation for losses directly resulting from the systems’ actual failure to correctly process an order, Quote/Order, message or other data into our platform. The Rule applies to both equity and derivative trading in the aggregate.

Broker Services

Revenues from broker services are based on a fixed basic fee for administration or licensing, maintenance and operations, and a variable portion that depends on the number of transactions completed. Broker Services revenues are recognized on a continuous basis as services are rendered.

Market Data

Both U.S. Market Data product revenues and European Market Data product revenues are primarily based on the number of distributors receiving information, the reported presentation devices in service and quotes delivered through those devices. Market Data revenues are recognized in the month the information is provided. These revenues are recorded net of amounts due under revenue sharing arrangements with market participants.

We earn Market Data revenues for U.S. tape revenue plans, U.S. market data products and European market data products. Revenues from U.S. tape revenue plans include eligible Unlisted Trading Privileges Plan, or UTP Plan, revenues which are shared among UTP Plan participants. U.S. market data products revenues include Level 2 revenues as well as revenues from TotalView, our flagship market depth quote product and other proprietary services and data feed products.

The most significant component of Market Data revenues presented on a net basis in accordance with EITF 99-19 is the UTP Plan revenue sharing in the U.S. All indicators of gross vs. net reporting pursuant to EITF 99-19 have been considered in analyzing the appropriate presentation of UTP Plan revenue sharing. However, the following are the primary indicators of net reporting:

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

Issuer Services Revenues

Listing Services

Listing Services revenues in the U.S. include annual renewal fees, listing of additional shares fees and initial listing fees. Annual renewal fees are recognized ratably over the following 12-month period. Listing of additional shares fees and initial listing fees are recognized on a straight-line basis over estimated service periods, which are four and six years, respectively, based on our historical listing experience, pursuant to the requirements of SAB Topic 13. European listing fees, which are comprised of issuers’ revenues derived from annual fees received from listed companies on the Nordic Exchange, are directly related to the listed companies’ market capitalization. These revenues are recognized ratably over the following 12-month period.

Listing Services revenues also include fees from Corporate services which include commission income from Carpenter Moore, subscription income from Shareholder.com and Directors Desk and fees from PrimeNewswire. For our insurance business, commission income is recognized when coverage becomes effective, the premium due under the policy is known or can be reasonably estimated, and substantially all required services related to placing the insurance have been provided. Fee income for services other than placement of insurance coverage is recognized as those services are provided. Broker commission adjustments and commissions on premiums billed directly by underwriters are recognized when such amounts can be reasonably estimated. Shareholder.com revenues are based on subscription agreements with customers. Revenues from subscription agreements are recognized ratably over the contract period, generally one year in length. As part of subscription services, customers are also charged usage fees based upon actual usage of the services provided. Revenues from usage fees and other services are recognized when earned. PrimeNewswire generates fees primarily from wire distribution services, and revenues are recognized as services are provided. Directors Desk revenues are based on subscriptions for online services for directors. Subscriptions are one year in length and revenues are recognized ratably over the year.

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

Market Technology Revenues

The Market Technology segment delivers technology and services to marketplaces throughout the world. Market Technology provides technology solutions for trading, clearing and settlement information dissemination and also offers facility management integration and advisory services. Revenues are derived from three primary sources: licensing, support and project revenues, facility management services revenues and other revenues. Revenues related to Market Technology are accounted for in accordance with Statement of Position, or SOP, 97-2, “Software Revenue Recognition,” or SOP 97-2, and SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” or SOP 81-1, depending upon the terms of the Market Technology contracts.

We may customize our software technology and make significant modifications to the software to meet the needs of our customers. As such, we account for our Market Technology contracts under the completed contract method pursuant to the provisions of SOP 81-1. Under the completed contract method total revenue and costs incurred for a customer under a customer contract is deferred and recognized over the total customer service period.

We enter in sales arrangements with customers for software programs, support and other post-contract services. SOP 97-2 sets out precise requirements for establishing Vendor Specific Objective Evidence, or VSOE, for valuing elements of certain multiple-element arrangements. When VSOE for individual elements of an arrangement cannot be established in accordance with SOP 97-2, revenue is generally deferred and recognized over the term of the final element. We do not have VSOE for certain elements of certain multiple-element arrangements with customers. Therefore, as stated above, total revenue and costs incurred for a customer under a customer contract is deferred and recognized over the total customer service period after the significant modifications have been completed.

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

Deferred Revenue

Deferred revenue represents revenues for services not yet rendered, primarily for Listing Services and Market Technology. See Note 7, “Deferred Revenue,” for further discussion.

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

We recognize and measure our unrecognized tax benefits in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” or FIN 48. FIN 48 requires management to determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the recognition thresholds, the position is measured to determine the amount of benefit to be recognized in the condensed consolidated financial statements. Interest and/or penalties related to income tax matters are recognized in income tax expense.

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

SFAS No. 159—In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS 159. SFAS 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities at fair value (“the fair value option”). SFAS 159 is expected to expand the use of fair value accounting but does not affect existing standards which require certain assets or liabilities to be carried at fair value. SFAS 159 provides an option for most financial assets and liabilities to be reported at fair value on an instrument-by-instrument basis with changes in fair value reported in earnings. After the initial adoption, the election is made at the acquisition of a financial asset, financial liability, or a firm commitment and it may not be revoked. SFAS 159 provides an opportunity to mitigate volatility in reported earnings that was caused by measuring hedged assets and liabilities that were previously required to use an accounting method other than fair value, while the related economic hedges were reported at fair value. SFAS 159 was effective for us on January 1, 2008. We have considered the fair value option and decided to not elect the option upon adoption. We will continue to consider the fair value option upon acquiring assets and liabilities that would fall under this option and may elect it in future periods.

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

Through compulsory acquisition procedures, NASDAQ OMX intends to acquire 100% of the OMX shares outstanding and not held by NASDAQ OMX. It is not currently known when the proceedings will be complete and when NASDAQ OMX will be able to acquire the OMX shares that are the subject of the proceedings. We anticipate that the additional purchase price for the shares to be acquired through compulsory acquisition procedures shall not exceed $72.0 million.

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

Minority Interest in OMX

Since NASDAQ OMX owned 98.8% of the outstanding shares of OMX at June 30, 2008, we recorded minority interest of $0.7 million for the three months ended June 30, 2008 and $0.9 million for the six months ended June 30, 2008 in the Condensed Consolidated Statements of Income, representing 1.2% of OMX’s net income for each applicable period. In addition, we recorded $8.9 million of minority interest in the Condensed Consolidated Balance Sheets representing minority interest of 1.2% of OMX as of June 30, 2008.

Purchase Price

The following is a summary of the purchase price in the OMX business combination (in millions):

Equity component	$2,266.8	(a)
Cash component	1,967.8	(b)
Acquisition costs	63.8	(c)
Acquisition-related transaction costs	11.0	(d)

Total purchase consideration	$4,309.4

(a)	Based on the closing price of Nasdaq common stock of $37.43 on September 26, 2007, which was the date of the original purchase agreement with Borse Dubai, multiplied by 60,561,515 shares of Nasdaq common stock. We recorded $0.6 million to common stock, which represents our $0.01 par value and the remaining $2,266.2 million was recorded to additional paid in capital in the Condensed Consolidated Balance Sheets in the first quarter of 2008.
(b)	Based on the cash consideration of SEK 11,678,630,352 paid on February 27, 2008 divided by the SEK/USD exchange rate of 6.2140 on February 26, 2008 for the initial share purchase and SEK 533,537,750 paid on March 17, 2008 divided by the SEK/USD exchange rate of 6.0343 on March 14, 2008 for the OMX shares acquired in the extended offer period. Sources of the cash component are as follows:

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

(c)	Management’s direct costs of the acquisition, which include legal and advisory fees incurred by Nasdaq and OMX. Nasdaq and OMX have signed an agreement where Nasdaq will reimburse OMX for direct costs of the business combination. These costs were funded with cash on hand.

(d)	Under OMX’s Share Match Programs, OMX made grants of matching share awards under the Share Match Program for 2006 in April 2006 and had planned to make similar grants under the Share Match Program for 2007. However, as a result of Nasdaq’s offer to acquire OMX, OMX postponed making such grants. OMX had not granted stock options to employees since 2002. Under the Nasdaq OMX transaction agreement, dated as of May 25, 2007, between Nasdaq and OMX, as modified by the supplement dated September 20, 2007 and a clarifying letter dated January 2, 2008, referred to as the Nasdaq OMX Transaction Agreement, awards granted under the Share Match Program for 2006 will vest on a pro rata basis in accordance with the Nasdaq OMX Transaction Agreement, and have subsequently been cancelled as of the completion of the Transactions. Participants have received cash consideration for cancellation of such awards, as well as consideration for the grants that would have been made under the Share Match Program for 2007, in accordance with the Nasdaq OMX Transaction Agreement. The total cash consideration for the Share Match Programs totaled $11.0 million, which is the fair value of the awards at the time of the business combination and which includes the effect of any swap arrangements that were not material. The 2006 Share Match Program totaled approximately $4.5 million and was calculated by multiplying the number of shares in the 2006 Share Match Program by the share price of SEK 265.0 and adding withholdings. The total cash consideration for the 2007 Share Match Program totaled approximately $6.5 million, which as stated above was consideration for the grants that would have been made under the 2007 Share Match Program. These costs were funded with cash on hand.

The above purchase price has been preliminarily allocated based on an estimate of the fair value of OMX’s assets acquired and liabilities assumed. In addition, we have begun to finalize our plan to integrate certain activities related to our business combination with OMX. We are still gathering information to make final decisions regarding the optimal organization of the combined company, from which additional adjustments and refinements to our plan will arise. As such, additional adjustments to the OMX purchase price allocation will be recorded as we finalize restructuring costs associated with integration activities of the combined company in accordance with the requirements of EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” or EITF 95-3. Upon completion of the organizational analysis and the approval of appropriate management, our plan will be finalized. The future adjustments, whether increasing or decreasing our plan’s total value, will impact goodwill and accounts payable and accrued liabilities. We expect our plan to be finalized during the one year allocation period. We are completing our plan under the provisions of EITF 95-3. See Note 4, “Goodwill and Purchased Intangible Assets,” for a summary of additional adjustments to the OMX purchase price as of June 30, 2008. All other restructuring liabilities outside the scope of EITF 95-3 will be recognized in the income statement when those costs have been incurred in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The final valuation of net assets will be completed as soon as possible but no later than one year from the acquisition date. To the extent that the estimates need to be adjusted, we will do so, but no later than one year after closing in accordance with SFAS No. 141, “Business Combinations,” or SFAS 141.

The following table presents a summary of the preliminary OMX purchase price allocation, which was revised to reflect changes in the fair value of certain purchased intangible assets:

	Purchase Consideration	Total Net Assets (Liabilities) Acquired (1)	Purchased Intangible Assets		Goodwill
	(in millions)
Initial purchase price allocation	$4,309.4	$(669.9)	$2,041.4		$2,937.9
Change in fair value of purchased intangible assets	—	64.7	(163.6	) (2)	98.9	(2)

Revised purchase price allocation	$4,309.4	$(605.2)	$1,877.8		$3,036.8

(1)	We acquired net assets, at fair value, of OMX totaling $137.5 million and recorded current deferred tax liabilities of $18.4 million and non-current deferred tax liabilities of $789.0 million related to OMX’s intangible assets resulting in total net liabilities acquired of $669.9 million. Included in the net liabilities acquired are $22.8 million for sublease loss reserves related to OMX real estate that we do not intend to occupy as well as $3.8 million for severance costs. Based on revised fair values of certain purchased intangible assets (see footnote (2) below), current deferred tax liabilities decreased $6.6 million to $11.8 million and non-current deferred tax liabilities decreased $58.1 million to $730.9 million, resulting in a total decrease of $64.7 million and a decrease in net liabilities acquired from $669.9 million to $605.2 million.
(2)	As we finalize the factors and assumptions that we obtained to determine the purchase price allocation, the fair values of certain purchased intangible assets were adjusted resulting in a decrease of $163.6 million as of June 30, 2008. The adjusted fair value of purchased intangible assets is $1,877.8 million. Based on the adjusted fair values, current and non-current deferred tax liabilities decreased $64.7 million (see footnote (1) above) and goodwill increased $98.9 million. As discussed above, we have not finalized the allocation of the purchase price related to the OMX business combination and expect there to be further adjustments to goodwill within one year from the purchase date.

In performing the preliminary purchase price allocation, Nasdaq considered, among other factors, the intention for the future use of the acquired assets, analyses of historical financial performance, and an estimate of the future performance of OMX’s business. The preliminary estimate of the fair values of intangible assets is based, in part, on a valuation using an income or cost approach, as appropriate. The risk-adjusted discount rates used to compute the present value of the expected net cash flows of individual intangible assets were based on OMX’s weighted average cost of capital, which ranged from 7.8% to 9.6%. These discount rates were determined after consideration of OMX’s rate of return on debt and equity and the weighted-average return on invested capital. In estimating the remaining useful lives of the intangible assets, we considered the six factors presented in paragraph 11 of SFAS 142 and an analysis of the intangible assets’ relevant historical attrition data.

Intangible Assets

The following table presents the details of the purchased intangible assets acquired in the OMX business combination. All purchased intangible assets are amortized using the straight-line method. See Note 4, “Goodwill and Purchased Intangible Assets,” for further discussion.

	Increase in Value	Estimated Average Remaining Useful Life (in Years)
Equity method investment	$74.7 (i)

	Value
Intangible assets:
Exchange and clearing registrations	1,143.7	Indefinite
Trade name	195.7	Indefinite
Customer relationships:
Market and Issuer services	439.9	22-28
Market Technology	65.3	22-26

Total customer relationships	505.2

Market technology:
Developed	28.7	3
New	4.5	10

Total market technology	33.2

Total intangible assets	1,877.8 (ii)

Total assets	$1,952.5 (i)+(ii)

Below is a discussion of the methods used to determine the fair value of OMX’s intangible assets and equity method investment, as well as a discussion of the estimated average remaining useful life of each intangible asset. The carrying value of all other assets and liabilities was deemed to approximate their estimated fair value.

Equity Investment

As of February 27, 2008, OMX owned approximately 3.8 million shares of Orc Software AB, a company publicly traded on the OMX Nordic Exchange in Stockholm. The value of this investment is based on the daily closing price as reported on the OMX Nordic Exchange in Stockholm. As of February 27, 2008, the book value of the Orc Software shares was $14.0 million and the fair value was $88.7 million, constituting additional fair value of $74.7 million.

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

A steady state projection for OMX was established first. The projection included synergies that a market participant buyer could realize. Since OMX has a strong market position, Nasdaq assumed that the projected revenues represent nearly 100.0% of the potential market until 2019, and that a market participant would be able to achieve 90.0% of the market within the 12 year ramp-up period. A terminal growth rate of 4.0% was chosen as a reasonable estimate of the growth rate of the stock exchange industry on a long-term basis. A steady state projection was used starting in year 12 based on the assumption that a stock exchange can expect to reach normalized operations at this time.

Nasdaq characterized the costs into fixed costs, variable costs, and technology costs. Annual fixed costs remained constant throughout the projection at approximately $135.8 million, which represents 50.0% of normalized costs. The remaining 50.0% of the costs were variable costs, which were estimated as a proportion to the revenue. It was estimated that OMX would have to incur approximately $200.0 million in upfront technology to start the exchanges, and ongoing maintenance technology costs would be equal to 15.0% of revenues thereafter.

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

Trade Name

Nasdaq has incorporated OMX into three reporting segments—Issuer Services, Market Services, and Market Technology. The OMX trade name was valued as used in each of these reporting segments. The trade name represents the value of the market recognition of quality service that OMX and its predecessor entities have developed in their 140 years of operation. In valuing the acquired trade names, we used the income approach, specifically the relief from royalty approach, relying on publicly available information to determine the royalty rate that OMX would have to pay a third-party for the use of the trade name. This valuation methodology is based on the concept that because OMX owns the trade name, it does not have to pay a third-party for the right to use the trade name.

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

The following is a summary of the indicated fair value for the trade name asset:

	Issuer Services	Market Services	Market Technology	Total
	(in millions)
Sum of discounted cash flows	$17.8	$126.3	$15.0	$159.1
Discounted tax amortization benefit	4.1	28.6	3.9	36.6

Indicated fair value	$21.9	$154.9	$18.9	$195.7

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

The following is a summary of the indicated fair value for the customer relationship assets:

	Issuer Services	Market Services	Market Technology	Total
	(in millions)
Sum of discounted cash flows	$103.3	$256.4	$51.7	$411.4
Discounted tax amortization benefit	23.3	56.9	13.6	93.8

Indicated fair value	$126.6	$313.3	$65.3	$505.2

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

Technology – Licensed to Third Parties

Nasdaq acquired two types of technology from OMX, developed and new. The developed technology represents the existing portfolio of software technologies that OMX had developed or acquired. These software technologies are licensed to more than 60 external unrelated customers and are also currently used internally by OMX. The new technology includes Genium. Our future technology platform is an ongoing effort as we further evaluate both Nasdaq and OMX technologies. NASDAQ OMX has refocused the development of Genium to combine our INET (Nasdaq’s current trading platform) and CLICK technologies with the original Genium concepts and components. Ongoing Genium development will predominately incorporate our core INET functionality, including order routing that will be deployed in the new NASDAQ OMX Pan-European Market. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Current Business Developments,” for further discussion on the new Pan-European Market. We will develop new integrated trading and clearing functions based on CLICK and SECUR, and the Genium platform will include Genium Market Info, our information dissemination solution. The Nordic Exchange will begin the migration to the Genium platform in 2010. The fair values of the technologies licensed to third parties were computed using the income approach, specifically the excess earnings approach. This valuation approach relied on assumptions regarding projected revenues, operating cash flows and core technology charges for each technology, which were projected over three years for developed technology and over 10 years for new technology.

The technology revenue streams include 75.0% of license, support, and project revenues and facility management services revenues. Nasdaq assumed that certain customers will gradually start migrating from the existing technology to Genium starting in 2010 and will be almost fully migrated to Genium by 2014.

The projected margins for the technology business are consistent with the overall Market Technology business but are adjusted for research and development, or R&D, costs spent on each technology. Nasdaq assumed that for developed technology, 2.0% of the overall expenses were related to R&D associated with developed technology, and that for new technology, 10.0% of the overall expenses were related to R&D associated with developed technology.

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

The fair value of the new technology was adjusted for the INET components that Nasdaq and OMX are incorporating into Genium, which represented approximately 96.0% of value.

The following is a summary of the indicated fair value for the technology asset:

	Developed Technology	New Technology
	(in millions)
Sum of discounted cash flows	$0.5	$36.7
Discounted tax amortization benefit	0.1	9.6

Indicated fair value	0.6	46.3
Value Adjustment for Nasdaq and OMX	—	(44.7)

Indicated fair value	$0.6	$1.6

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

The fair value of the new technology was adjusted for the INET components that Nasdaq and OMX are incorporating into Genium, which represented approximately 96.0% of value.

The following is a summary of the indicated fair value for the internally licensed existing and new technologies:

	Developed Technology	New Technology
	(in millions)
Sum of discounted cash flows	$22.9	$66.4
Discounted tax amortization benefit	5.2	15.0

Indicated fair value	28.1	81.4
Value Adjustment for Nasdaq and OMX	—	(78.5)

Indicated fair value	$28.1	$2.9

Customer Relationships and Market Technology Lives

The following summarizes the methodologies and assumptions Nasdaq used to estimate the remaining economic lives of the customer relationships and market technology.

a. The expected use of the asset by the entity—As previously discussed, the existing technology will be partially replaced by the Genium technology over the next 6 years. In addition, the existing technology and Genium technology will be obsolete after three and 10 years, respectively. The determination of the useful life of Genium was based on the historical development and life cycles of existing technology products within Nasdaq and OMX.

b. The expected useful life of another asset or group of assets to which the useful life of the intangible asset may relate—The useful lives of the technology and customer relationship assets are not significantly impacted by any other asset or group of assets. The life of the customer relationships varies depending on the customers. The issuers generally have a 22 to 28 year life, the traders/information vendors have a 22 to 28 year life, and the market technology customers have a 22 to 26 year life. For technology, the existing technology has a three year life whereas Genium has a 10 year life.

c. Any legal, regulatory or contractual provisions that may limit the useful life—We are not aware of any.

d. Any legal, regulatory or contractual provisions that enable renewal or extension of the asset’s legal or contractual life without substantial cost—The market technology customers enter into license and facilities management contracts with a duration of three to 10 years. Such contracts are generally renewed at least once with minimal cost. The useful life of 22 to 26 years was selected based on the fact that many contracts are renewed more than one time, and a majority of the contracts have terms in the eight to 10 year range. We are not aware of any other legal, regulatory, or contractual provisions that may impact the lives of the customer relationships and market technology.

e. The effects of obsolescence, demand, competition, and other economic factors—Genium will be introduced both internally and externally beginning in 2010. The existing technology would become obsolete in approximately three years. In addition, Genium would become obsolete in approximately ten years should OMX not invest in upgrades and improvements. The life cycles were based on the historical development and life cycles of existing software products within Nasdaq and OMX.

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

Deferred Tax Liability

An $11.8 million current deferred tax liability and a $730.9 million non-current deferred tax liability (total deferred tax liability of $742.7 million) has been set up against the $1,952.5 million increase in value of OMX’s assets outlined in the table under intangible assets above. The deferred tax liabilities represent the tax effect of the difference between the estimated assigned fair value of the acquired intangible assets ($1,877.8 million) and the tax basis ($0) of such assets. The estimated amount of $742.7 million is determined by multiplying the difference of $1,877.8 million by the U.S. marginal tax rate of 39.55%.

Equity Investment in DIFX

As discussed above, we also acquired 33  1/3% of the equity of DIFX in exchange for $50 million of cash consideration and the entry into certain technology and trademark licensing agreements. These agreements are intended to be nontransferable and perpetual, subject to various exceptions. The agreements grant to DIFX and/or its affiliates rights to use or sublicense certain intellectual property (including, in some instances, on an exclusive basis). We will also be responsible for 50.0% of any additional capital contribution calls made by DIFX, subject to a maximum aggregate additional commitment by us of $25.0 million.

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

For the three months ended June 30, 2008, we recorded $1.9 million of income and for the six months ended June 30, 2008 we recorded $2.5 million of income related to this deferred revenue in Market Technology revenues in the Condensed Consolidated Statements of Income.

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

Pro Forma Results

The condensed consolidated financial statements include the financial results of OMX from the date of acquisition. Therefore, pro forma results for the three months ended June 30, 2008 are not presented as these results are included in the NASDAQ OMX Condensed Consolidated Statement of Income for the three months ended June 30, 2008. Unaudited pro forma combined historical results for the three months ended June 30, 2007 and six months ended June 30, 2008 and 2007 are included in the table below. The unaudited pro forma combined results include the historical Condensed Consolidated Statements of Income of Nasdaq and OMX, giving effect to the business combination as if it had occurred at the beginning of each period presented.

	Three Months Ended June 30, 2007	Six Months Ended June 30,
		2008	2007
	(in thousands, except per share amounts)
Revenues	$695,768	$1,738,487	$1,399,664
Revenues less liquidity rebates, brokerage, clearance and exchange fees	336,247	761,668	670,263
Net income	89,477	220,225	161,850
Basic earnings per share	$0.52	$0.92	$0.93
Diluted earnings per share	$0.43	$0.87	$0.79

The pro forma results for the three months ended June 30, 2007 and six months ended June 30, 2008 and 2007 primarily include adjustments for amortization of the intangible assets presented above, the elimination of OMX’s historical amortization expense, additional interest expense on the credit facilities and the 2.50% convertible senior notes, elimination of OMX’s historical interest expense related to OMX’s debt that was refinanced and related tax adjustments.

The pro forma results for the six months ended June 30, 2008 also include the elimination of the non-recurring gain on the contribution of the Nasdaq trade name in the DIFX transaction discussed above. In addition, the pro forma results for the three and six months ended June 30, 2007 were adjusted to exclude the material non-recurring charges or credits and related tax effects related to our previous investment in the London Stock Exchange Group plc, or the LSE, in accordance with Regulation S-X. The adjustments related to the LSE transaction include the elimination of Nasdaq’s interest expense related to the financing of the purchase of the share capital of the LSE, the loss on foreign currency option contracts purchased to hedge the foreign currency exposure on our acquisition bid, dividend income received from the LSE, strategic initiative costs and related tax adjustments. In addition, pro forma results for the three months ended June 30, 2007 and six months ended June 30, 2008 and 2007 include adjustments to eliminate interest income related to the net cash received from the sale of our investment in the LSE.

4. Goodwill and Purchased Intangible Assets

Goodwill

The following table presents the changes in goodwill by business segment during the six months ended June 30, 2008:

	Market Services	Issuer Services	Market Technology	Total
	(in thousands)
Balance at December 31, 2007	$911,179	$69,557	$—	$980,736
Goodwill acquired	1,986,790	302,274	747,733	3,036,797
Purchase accounting adjustments	24,202	3,279	29,574	57,055

Balance at June 30, 2008	$2,922,171	$375,110	$777,307	$4,074,588

The goodwill acquired and purchase accounting adjustments for Market Services, Issuer Services and Market Technology shown above relate to our business combination with OMX. See Note 3, “Business Combinations,” for further discussion. The purchase accounting adjustments for Market Services consist of direct acquisition costs, technology write-downs, additional severance costs related to former OMX employees and a reduction in the fair value of certain assets acquired. The purchase accounting adjustments for Issuer Services consist of direct acquisition costs and additional severance costs related to former OMX employees and the purchase accounting adjustments for Market Technology consist of technology write-downs, direct acquisition costs and additional severance costs related to former OMX employees.

Purchased Intangible Assets

The following table presents details of our total purchased intangible assets, both finite and indefinite lived:

	June 30, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
	(in thousands)
Finite-Lived Intangible Assets
Technology	$62,609	$(25,200)	$37,409	$29,409	$(20,682)	$8,727
Customer relationships	711,610	(52,090)	659,520	206,410	(37,076)	169,334
Other	3,240	(2,316)	924	3,240	(2,089)	1,151

Total Finite-Lived Intangible Assets	$777,459	$(79,606)	$697,853	$239,059	$(59,847)	$179,212

Indefinite-Lived Intangible Assets
Exchange registrations	$1,143,700	$—	$1,143,700	$—	$—	$—
Trade names(1)	198,100	—	198,100	2,400	—	2,400

Total Indefinite-Lived Intangible Assets	$1,341,800	$—	$1,341,800	$2,400	$—	$2,400

Total Intangible Assets	$2,119,259	$(79,606)	$2,039,653	$241,459	$(59,847)	$181,612

(1)

Includes trade names for OMX and Shareholder.com which we have determined to have an indefinite useful life as these trade names are expected to generate future cash flows for an indefinite period of time.

Amortization expense for purchased finite-lived intangible assets was $11.0 million for the three months ended June 30, 2008 and $19.8 million for the six months ended June 30, 2008 compared to $4.9 million for the three months ended June 30, 2007 and $9.8 million for the six months ended June 30, 2007. The increase was due to intangible asset amortization expense on identifiable finite-lived intangible assets purchased in connection with the OMX business combination from the date of acquisition of February 27, 2008.

The estimated future amortization expense of purchased intangible assets as of June 30, 2008 is as follows:

(in thousands)
2008	$24,738
2009	49,887
2010	49,596
2011	39,391
2012	37,209
2013 and thereafter	497,032

Total	$697,853

5. Equity Method Investments

We have investments in companies accounted for under the equity method of accounting which were primarily acquired through the Transactions. The equity method of accounting is used when we own less than 50% of the outstanding voting stock, but exercise significant influence over the operating and financial policies of the affiliate.

We have $232.1 million of equity interest in our equity method investments, which consist primarily of DIFX and Orc Software, included in other assets in the Condensed Consolidated Balance Sheets as of June 30, 2008. Our equity interest in the net income of these affiliated companies was $1.3 million for the three months ended June 30, 2008 and $1.6 million for the six months ended June 30, 2008 and is included in income from unconsolidated investees, net, within other income (expense), net in the Condensed Consolidated Statements of Income. For DIFX, we record our equity interest on the earnings and losses of the company on a quarter lag.

DIFX is a related party, as DIFX is owned by Borse Dubai, who through the completion of the Transactions, owns 19.99% of the share capital of NASDAQ OMX, in addition to shares held by the Trust for their benefit.

6. Financial Investments, at Fair Value

Financial investments, at fair value were $137.0 million as of June 30, 2008 and are comprised of Swedish government debt securities. These securities, which are classified as trading securities, are restricted assets to meet regulatory capital requirements for our Nordic Exchange clearing operations.

Investment in the LSE

During 2006 and 2007, Nasdaq, through its wholly owned subsidiary Nightingale Acquisition Limited, or NAL, acquired share capital of the LSE, totaling 28.4%, or 28.8% after taking into effect LSE’s buybacks.

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

During the first six months of 2007, we incurred costs, such as legal and advisory, of $26.5 million in connection with our strategic initiatives related to the LSE, including our acquisition bid. In conjunction with the lapse of our final offers for the LSE in February 2007, these costs were charged to expense in 2007, of which $1.6 million was expensed in the second quarter 2007. These costs are included in strategic initiative costs in the Condensed Consolidated Statements of Income.

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

7. Deferred Revenue

Our deferred revenue at June 30, 2008 primarily related to Listing Services and Market Technology fees and will be recognized in the following years:

	Initial Listing Fees	Listing of Additional Shares	Annual and Other	Market Technology	Total
	(in thousands)
Fiscal year ended:
2008	$10,485	$18,648	$91,594	$13,622	$134,349
2009	18,682	29,622	609	7,505	56,418
2010	14,929	20,051	—	7,429	42,409
2011	10,715	10,132	—	7,429	28,276
2012	6,532	1,210	—	7,429	15,171
2013 and thereafter	2,722	—	—	16,095	18,817

	$64,065	$79,663	$92,203	$59,509	$295,440

Our deferred revenue for the six months ended June 30, 2008 and 2007 is reflected in the following table. The additions primarily reflect Issuer Services revenues from listing fees and Market Technology revenues from client contracts charged during the period, as well as Market Technology deferred revenue related to the contribution of technology licenses to DIFX. OMX’s beginning balances since the date of the business combination have been included in additions. The amortization primarily reflects Issuer Services revenues from listing fees and Market Technology revenues including revenues earned from the technology licenses contributed to DIFX and from client contracts recognized during the period in accordance with U.S. GAAP.

	Initial Listing Fees	Listing of Additional Shares	Annual and Other	Market Technology	Total
	(in thousands)
Balance at January 1, 2008	$71,208	$79,382	$3,992	$—	$154,582
Additions	4,239	20,869	176,286	74,827	276,221
Amortization	(11,382)	(20,588)	(88,075)	(15,318)	(135,363)

Balance at June 30, 2008	$64,065	$79,663	$92,203	$59,509	$295,440

Balance at January 1, 2007	$71,054	$73,829	$2,208	$—	$147,091
Additions	11,774	27,879	142,790	—	182,443
Amortization	(10,904)	(19,836)	(74,003)	—	(104,743)

Balance at June 30, 2007	$71,924	$81,872	$70,995	$—	$224,791

8. Debt Obligations

The following table presents the changes in our debt obligations during the six months ended June 30, 2008:

	December 31, 2007	Additions	Payments, Conversions and Accretion	June 30, 2008
	(in thousands)
3.75% convertible notes due October 22, 2012 (net of discount)	$118,438	$—	$145	$118,583
2.50% convertible senior notes due August 15, 2013	—	475,000	—	475,000
$2,000.0 million senior secured term loan facility credit agreement due February 27, 2013 (average interest rate of 4.88% for the period February 27, 2008 through June 30, 2008)	—	1,050,000	—	1,050,000
Debt obligations assumed from the business combination with OMX (1)	—	352,918	(352,918)	—

Total debt obligations	118,438	1,877,918	(352,773)	1,643,583
Less current portion	—	(98,438)	—	(98,438)

Total long-term debt obligations	$118,438	$1,779,480	$(352,773)	$1,545,145

(1)	OMX’s debt obligations were refinanced with a combination of proceeds from the issuance of the 2.50% convertible senior notes and credit facilities.

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

In the first six months of 2008, SLP converted 2,000 shares of the 3.75% convertible notes into common stock. As a result of this conversion, approximately $120.1 million in aggregate principal amount of the 3.75% convertible notes remained outstanding as of June 30, 2008. There were no warrants exercised in the first six months of 2008. At June 30, 2008, all of the warrants issued to SLP and 16,164 warrants issued to other partners remained outstanding.

On an as-converted basis at June 30, 2008, SLP owned an approximate 4.6% equity interest in us as a result of its ownership of $118.6 million in aggregate principal amount of the 3.75% convertible notes, which are convertible into 8,177,715 shares of our common stock, and 1,523,325 shares underlying warrants. We have registered the shares underlying SLP’s and other partners’ notes on a Form S-3 registration statement.

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

The notes are convertible in certain circumstances specified in the indenture for the notes. Upon conversion, holders will receive, at the election of NASDAQ OMX, cash, common stock or a combination of cash and common stock. It is our current intent and policy to settle the principal amount of the notes in cash. The conversion rate will initially be 18.1386 shares of common stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $55.13 per share of common stock. At June 30, 2008, the 2.50% convertible senior notes are convertible into 8,615,999 shares of our common stock, subject to adjustment upon the occurrence of specified events. Subject to certain exceptions, if we undergo a “fundamental change” as described in the indenture, holders may require us to purchase their notes at a price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest.

Debt Issuance Costs

In conjunction with the issuance of the 2.50% convertible senior notes, we incurred debt issuance costs of $9.5 million. These costs, which are capitalized and included in other assets in the Condensed Consolidated Balance Sheets, are being amortized over the life of the debt obligation. Amortization expense which was recorded as additional interest expense was $0.4 million for the three months ended June 30, 2008 and $0.6 million for the six months ended June 30, 2008.

Credit Facilities

In connection with the business combination with OMX, on February 27, 2008, or the Closing Date, NASDAQ OMX entered into a Credit Agreement among NASDAQ OMX, as borrower, the financial institutions party thereto as lenders, Bank of America, N.A., as administrative agent, collateral agent, swingline lender and issuing bank, JPMorgan Chase Bank, N.A., as syndication agent, Bank of America Securities LLC and JP Morgan Securities Inc., as joint lead arrangers and joint bookrunners, and Wachovia Bank, National Association, as documentation agent, or collectively the Banks. The Credit Agreement provides for up to $2,075.0 million of senior secured loans, which include (i) a five-year, $2,000.0 million senior secured term loan facility, or the Term Loan Facility, which consists of (a) a $1,050.0 million term loan facility allocated to the OMX business combination; (b) a $650.0 million term loan facility allocated to the acquisition of PHLX, and (c) a $300.0 million delayed draw term loan facility allocated to fund the acquisition of certain businesses of Nord Pool, which will be available for drawdown until August 27, 2008 (with the possibility of being held in a segregated account of NASDAQ OMX until the earlier of: the closing of the Nord Pool transaction, such time as we determine the Nord Pool transaction will not close, or November 1, 2008), and (ii) a five-year, $75.0 million senior secured revolving credit facility, with a letter of credit subfacility and swingline loan subfacility, or the Revolving Credit Facility, and together with the Term Loan Facility, or the Credit Facilities. The Revolving Credit Facility was undrawn as of June 30, 2008. In addition, NASDAQ OMX may request that prospective additional lenders under the Credit Agreement agree to make available incremental term loans and incremental revolving commitments from time to time after the Closing Date in an aggregate amount not to exceed $200.0 million.

In addition to financing the business combination with OMX, the acquisition of PHLX and the proposed acquisition of certain businesses of Nord Pool (see Note 15, “Commitments, Contingencies and Guarantees,” for further discussion of the proposed acquisition of certain businesses of Nord Pool), we are using the debt financing under the Credit Facilities to (i) pay fees and expenses incurred in connection with such transactions, (ii) repay certain indebtedness of OMX, PHLX and their respective subsidiaries and (iii) provide ongoing working capital and provide for other general corporate purposes of NASDAQ OMX and its subsidiaries.

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

Debt Issuance Costs

In conjunction with our Credit Facilities, we incurred debt issuance costs of $38.5 million. These costs, which are capitalized and included in other assets in the Condensed Consolidated Balance Sheets, are being amortized over the life of the debt obligation. Amortization expense which was recorded as additional interest expense was $1.9 million for the three months ended June 30, 2008 and $2.6 million for the six months ended June 30, 2008.

At June 30, 2008, we were in compliance with the covenants of all of our debt obligations.

In addition to the $75.0 million Revolving Credit Facility discussed above, we also have credit facilities related to our clearinghouses in order to meet liquidity requirements. These credit facilities which are available in multiple currencies, primarily Swedish Krona, totaled $257.4 million at June 30, 2008, of which $6.8 million was drawn.

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

Components of Net Periodic Benefit Cost

The following table sets forth the components of net periodic pension, SERP and post-retirement benefits cost recognized in compensation and benefits expense in the Condensed Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Components of net periodic benefit cost
Service cost	$5	$403	$9	$2,293
Interest cost	805	811	1,611	1,849
Expected return on plan assets	(656)	(720)	(1,312)	(1,390)
Amortization of unrecognized transition asset	3	(9)	6	(19)
Recognized net actuarial loss	114	206	228	524
Prior service cost recognized	—	(73)	—	(200)
Curtailment (gain)/settlement loss recognized	—	435	—	(6,028)

Benefit cost (gain)	$271	$1,053	$542	$(2,971)

Defined Contribution Savings Plan

We sponsor a voluntary defined contribution savings plan, or 401(k) plan, for U.S. employees. Employees are immediately eligible to make contributions to the plan and are also eligible for an employer contribution match at an amount equal to 100.0% of the first 4.0% of eligible employee contributions. Savings plan expense included in compensation and benefits expense in the Condensed Consolidated Statements of Income was $0.9 million for the three months ended June 30, 2008 compared with $0.8 million in the three months ended June 30, 2007 and $1.7 million for the six months ended June 30, 2008 and 2007.

We also added a new profit-sharing contribution feature to our 401(k) plan. Eligible U.S. employees will receive employer retirement contributions, or ERCs, when we meet our annual corporate goals. In addition, we adopted a supplemental ERC for a select highly compensated employees whose ERCs are limited by the annual Internal Revenue Service compensation limit. The ERC and supplement ERC began on July 1, 2007. ERC expense was $1.0 million for the three months ended June 30, 2008 and $2.0 million for the six months ended June 30, 2008 and is included in compensation and benefits expense in the Condensed Consolidated Statements of Income.

10. Share-Based Compensation

We have a share-based compensation program that provides our Board of Directors broad discretion in creating employee equity incentives. Grants of stock options, restricted stock and performance share units are designed to reward employees for their long-term contributions to us and provide incentives for them to remain with us. Restricted stock awards and units are generally time-based and vest over two to five-year periods beginning on the date of the grant. Stock options are also generally time-based. Stock option awards granted prior to January 1, 2005 generally vest 33% on each annual anniversary of the grant date over three years and expire ten years from the grant date. Stock option awards granted after January 1, 2005 generally vest 25% on each anniversary of the grant date over four years and also expire ten years from the grant date. In 2004 we granted Performance Accelerated Stock Options, or PASOs, for officers and a select group of non-officer employees. These PASOs included a performance based accelerated vesting feature based on us achieving specific levels of performance. Since we achieved the specific levels of performance for accelerated vesting, 50.0% of the PASO awards vested on January 15, 2008 and the remaining 50.0% will vest on January 15, 2009.

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

Of the 181,152 PSUs granted, 120,000 units are subject to a three year performance period and vest at the end of the period. The remaining 61,152 units are subject to a one year performance period and vest three years after the end of the performance period. In the first quarter of 2008, certain executive officers received grants of 120,896 PSUs. Of these PSUs granted, 80,000 units are subject to a three year performance and vest at the end of the period. The remaining 40,896 units are subject to a one year performance period and vest three years after the end of the performance period. The total expense for these PSUs was $0.4 million for the three months ended June 30, 2008 and $0.7 million for the six months ended June 30, 2008. The expense for these PSUs for the three and six months ended June 30, 2007 was immaterial.

In addition to the PSUs, in December 2006, there was an executive grant of 960,000 stock options, which vest over six years. The total expense for this grant was $0.7 million for the three months ended June 30, 2008 compared to $0.9 million for the three months ended June 30, 2007 and $1.3 million for the six months ended June 30, 2008 compared to $1.8 million for the six months ended June 30, 2007.

Our ESPP allows eligible employees to purchase a limited number of shares of our common stock at six-month intervals, called offering periods, at 85.0% of the lower of the fair market value on the first or the last day of each offering period. The 15.0% discount given to our employees is included in compensation and benefits expense in the Condensed Consolidated Statements of Income.

As of June 30, 2008, we had approximately 5.7 million shares of common stock reserved for future issuance under our equity award plan and ESPP. Shares issued as a result of equity awards and our ESPP were generally first issued out of common stock in treasury. However, as a result of the conversion of the 3.75% convertible notes and exercise of related warrants, we have depleted the majority of our treasury stock balance. Therefore, shares issued as a result of equity awards and our ESPP will generally be issued out of common stock as newly issued shares in the future.

The following table shows the total share-based compensation expense resulting from equity awards and the 15.0% discount for the ESPP for the three and six months ended June 30, 2008 and 2007 in the Condensed Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Share-based compensation expense before income taxes	$6,041	$4,089	$11,488	$7,564
Income tax benefit	(2,389)	(1,617)	(4,544)	(2,992)

Total share-based compensation expense after income taxes	$3,652	$2,472	$6,944	$4,572

We estimated the fair value of share-based awards using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Expected life (in years)	5	5	5	5
Weighted-average risk free interest rate	2.81%	4.58%	2.66%	4.61%
Expected volatility	35.0%	35.0%	35.0%	35.0%
Dividend yield	—	—	—	—
Weighted-average fair value at grant date	$13.97	$12.29	$14.01	$12.14

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

A summary of stock option activity for the six months ended June 30, 2008 is as follows:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at January 1, 2008	9,998,114	$16.25	7.1	$332,316

Grants	257,288	41.41
Exercises	(264,225)	10.72
Forfeitures or expirations	(87,724)	27.96

Outstanding at June 30, 2008	9,903,453	$16.92	6.6	$128,818

Exercisable at June 30, 2008	5,815,471	$9.41	5.6	$102,522

We received net cash proceeds from the exercise of approximately 0.1 million stock options of $0.8 million for the three months ended June 30, 2008 and received net cash proceeds from the exercise of approximately 0.3 million stock options of $2.8 million for the six months ended June 30, 2008. We received net cash proceeds from the exercise of approximately 0.3 million stock options of $3.0 million for the three months ended June 30, 2007 and received net cash proceeds from the exercise of approximately 0.5 million stock options of $5.3 million for the six months ended June 30, 2007. In accordance with SFAS 123(R), we present excess tax benefits from the exercise of stock options, if any, as financing cash flows.

The aggregate intrinsic value in the above table represents the total pre-tax intrinsic value (i.e., the difference between our closing stock price on June 30, 2008 of $26.55 and the exercise price, times the number of shares) based on stock options with an exercise price less than NASDAQ OMX’s closing price of $26.55 as of June 30, 2008, which would have been received by the option holders had the option holders exercised their stock options at that date. This amount changed based on the fair market value of our common stock. The total number of in-the-money stock options exercisable as of June 30, 2008 was 5.5 million. As of June 30, 2007, 5.1 million outstanding stock options were exercisable and the weighted-average exercise price was $9.11.

Total fair value of stock options vested was $0.5 million for the three months ended June 30, 2008, $4.5 million for the six months ended June 30, 2008, $0.6 million for the three months ended June 30, 2007 and $4.5 million for the six months ended June 30, 2007. The total pre-tax intrinsic value of stock options exercised was $1.9 million for the three months ended June 30, 2008, $7.6 million for the six months ended June 30, 2008, $6.2 million for the three months ended June 30, 2007 and $11.1 million for the six months ended June 30, 2007.

At June 30, 2008, $20.0 million of pre-tax total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.8 years.

The following table summarizes our RSA, RSU and PSU activity for the six months ended June 30, 2008:

	Restricted Stock	Weighted- Average Grant Date Fair Value	PSUs	Weighted- Average Grant Date Fair Value
Unvested balances at January 1, 2008	994,723	$37.23	181,152	$37.31
Granted	194,471	38.08	120,896	40.57
Vested	(136,496)	21.43	—	—
Forfeited	(41,173)	36.90	—	—

Unvested balances at June 30, 2008	1,011,525	$39.50	302,048	$38.61

At June 30, 2008, $24.5 million of total unrecognized compensation cost related to restricted stock is expected to be recognized over a weighted-average period of 2.0 years and $7.1 million of total unrecognized compensation cost related to PSU’s is expected to be recognized over a weighted-average period of 1.6 years.

Under our ESPP employees may purchase shares having a value not exceeding 10.0% of their annual compensation, subject to applicable annual Internal Revenue Service limitations. As of June 30, 2008 employees purchased 72,806 shares at a price of $22.57 and as of June 30, 2007 employees purchased 61,281 shares at a price of $25.28. The next purchase will be at the end of December 2008. We recorded $0.2 million for the three months ended June 30, 2008 and $0.3 million for the six months ended June 30, 2008 of compensation expense for the 15.0% discount that is given to our employees. We recorded $0.2 million for the three months ended June 30, 2007 and $0.3 million for the six months ended June 30, 2007 of compensation expense for the 15.0% discount that is given to our employees.

11. Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands, except share and per share amounts)
Numerator:
Net income:
Net income for basic earnings per share	$101,637	$56,128	$223,000	$74,445
Interest impact of 3.75% convertible notes, net of tax	681	2,522	1,361	5,044

Net income for diluted earnings per share	$102,318	$58,650	$224,361	$79,489

Denominator:
Weighted-average common shares outstanding for basic earnings per share(1)	199,721,424	112,742,000	180,350,043	112,591,524

Weighted-average effect of dilutive securities:
Employee stock options and awards	5,492,058	5,840,070	5,623,077	5,851,621
3.75% convertible notes assumed converted into common stock	8,281,162	30,689,655	8,281,173	30,689,655
Warrants	916,036	2,694,614	961,754	2,695,067

Denominator for diluted earnings per share	214,410,680	151,966,339	195,216,047	151,827,867

Basic and diluted earnings per share:
Basic earnings per share	$0.51	$0.50	$1.24	$0.66

Diluted earnings per share	$0.48	$0.39	$1.15	$0.52

(1)

The three and six months ended June 30, 2008, amounts include 60,561,515 shares of common stock issued to Borse Dubai and the Trust in conjunction with the business combination with OMX on a weighted-average basis from the date of the business combination.

Options to purchase 9,903,453 shares of common stock, 1,313,573 shares of restricted stock and warrants exercisable into 1,539,489 shares of common stock were outstanding at June 30, 2008. The 3.75% convertible notes have been accounted for under the if-converted method of SFAS 128 as we will settle the convertible notes in shares of our common stock. As such, the 3.75% convertible notes are convertible into 8,281,162 shares of common stock as of June 30, 2008. The 2.50% convertible notes are accounted for under the treasury stock method of SFAS 128 as it is our intent and policy to settle the principal amount of the notes in cash. Based on the settlement structure of the notes, which permit the principal amount to be settled in cash and the conversion premium to be settled in shares of our common stock or cash, we will reflect the impact of the convertible spread portion of the convertible notes in the diluted calculation using the treasury stock method.

For the three months ended June 30, 2008, we included 6,981,854 of the options outstanding, 618,382 shares of restricted stock, all of the shares underlying the 3.75% convertible notes and all of the shares underlying the warrants in the computation of diluted earnings per share, on a weighted-average basis, as their inclusion was dilutive. The remaining options and shares of restricted stock are antidilutive, and the conversion spread of our 2.50% convertible senior notes was out of the money, and as such, they were properly excluded. For the six months ended June 30, 2008, we included 6,981,854 of the options outstanding, 881,453 shares of restricted stock, all of the shares underlying the 3.75% convertible notes, which includes all outstanding 3.75% convertible notes and 3.75% convertible notes converted into 2,000 shares of common stock during the first six months of 2008 and all of the shares underlying the warrants in the computation of diluted earnings per share, on a weighted-average basis, as their inclusion was dilutive. The remaining options and shares of restricted stock are antidilutive, and the conversion spread of our 2.50% convertible senior notes was out of the money, and as such, they were properly excluded.

Options to purchase 10,874,754 shares of common stock, 749,121 shares of restricted stock, 3.75% convertible notes convertible into 30,689,655 shares of common stock and warrants exercisable into 4,962,500 shares of common stock were outstanding at June 30, 2007. For both the three and six months ended June 30, 2007, we included 8,387,478 of the options outstanding, 636,928 shares of restricted stock, all of the shares underlying the convertible notes and all of the shares underlying the warrants in the computation of diluted earnings per share, on a weighted average basis, as their inclusion was dilutive. The remaining options and shares of restricted stock were considered antidilutive and were properly excluded.

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

The following table presents for each of the above hierarchy levels, our financial assets and liabilities that are measured at fair value on a recurring basis at June 30, 2008.

	Balance as of June 30, 2008	Fair Value Measurements
		(Level 1)	(Level 2)	(Level 3)
		(in thousands)
Financial Assets Measured at Fair Value on a Recurring Basis
Market value, outstanding derivative positions(1)	$716,632	$—	$716,632	$—
Financial investments, at fair value(2)	136,971	136,971	—	—
Other assets(3)	83,495	64,343	19,152	—

Total	$937,098	$201,314	$735,784	$—

Financial Liabilities Measured at Fair Value on a Recurring Basis
Market value, outstanding derivative positions(1)	$716,632	$—	$716,632	$—

Total	$716,632	$—	$716,632	$—

(1)

Represents net amounts associated with our clearing operations in the derivatives market on the Nordic Exchange. See Note 13, “Derivative Financial Instruments and Hedging Activities,” for further discussion.

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

We also consider our debt obligations to be financial instruments. The fair value of our debt obligations was estimated using discounted cash flow analyses based on our assumed incremental borrowing rates for similar types of borrowing arrangements and a Black-Scholes valuation technique that is utilized to calculate the convertible option value for the 3.75% convertible notes and the 2.50% convertible senior notes. At June 30, 2008, the carrying value of our debt obligations was approximately $71.1 million less than fair value primarily due to the stock appreciation on the 3.75% convertible notes’ convertible option feature from $14.50 at the time of issuance to $26.55 at June 30, 2008, partially offset by a decrease in fair value on the 2.50% convertible senior notes with a convertible option feature equivalent to a conversion price of approximately $55.13 compared to the closing price of $26.55 at June 30, 2008. At December 31, 2007, the carrying value of our debt obligations was approximately $266.9 million less than fair value due to the stock appreciation on the 3.75% convertible notes option feature from $14.50 at time of issuance to $49.49 at December 31, 2007. See Note 8, “Debt Obligations,” for further discussion.

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

NASDAQ OMX may use these derivative financial instruments to manage exposure to various market risks, primarily foreign currency exchange rate fluctuations and are an integral component of our market risk and related asset/liability management strategy and processes.

Depending on market conditions, we may use foreign currency future, forward and option contracts to limit our exposure to foreign currency exchange rate fluctuations on contracted revenue streams (hedged item) relating to our market technology sales. When the contracted revenue streams meet the definition of a firm commitment in accordance with SFAS 133, these derivative contracts are designated as fair value hedges. Changes in fair value on the derivatives and the related hedged items are recognized in other income (expense), net in the Condensed Consolidated Statements of Income.

Derivatives Not Designated as Hedges

NASDAQ OMX may also enter into economic hedges that either do not qualify or are not designated for hedge accounting treatment. This type of hedge is undertaken when SFAS 133 hedge requirements cannot be achieved or management decides not to apply SFAS 133 hedge accounting.

In order to economically hedge the foreign currency exposure on our business combination with OMX, we entered into foreign currency option and forward contracts beginning at the time of the announcement of the proposed combination. In accordance with SFAS 133, a derivative used to hedge exposure related to an anticipated business combination does not qualify for specialized hedge accounting, and as such, was marked to market through the income statement in other income (expense), net each reporting period. For additional discussion of the combination with OMX, see Note 3, “Business Combinations.” For our proposed acquisition of certain businesses from Nord Pool, we also entered into a forward contract.

We also entered into foreign currency contracts, primarily foreign currency option and forward contracts, to partially or fully economically hedge foreign currency transactions and non-U.S. dollar cash flow exposures on our market technology contracts. These hedges generally mature within one year and changes in fair value of these derivatives are recognized in other income (expense), net in the Condensed Consolidated Statement of Income.

The following table presents the cumulative realized gain/(loss) on each contract and the gain recognized in the Condensed Consolidated Statements of Income for six months ended June 30, 2008, related to our foreign currency contracts.

	Purchase	Sale/Expiration	Cumulative Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Total Gain/(Loss) for the Six Months Ended June 30, 2008
	(in thousands)
SEK 2007 Option Contract(1)	$39,026	$66,515	$27,489	$(21,682)	$5,807
SEK 2008 Option Contract	12,500	—	(12,500)	—	(12,500)
SEK 2008 Forward Contracts	—	—	33,712	—	33,712
NOK 2008 Forward Contract	—	—	—	7,790	7,790
Other(2)	—	—	266	5,062	5,328

Total	$51,526	$66,515	$48,967	$(8,830)	$40,137

(1)	This contract, which was originally purchased in October 2007, had a fair value at December 31, 2007 of $60.7 million.
(2)	Represents market technology forward currency contracts used to limit our exposure to foreign currency exchange rate fluctuations on contracted revenue streams.

On January 7, 2008, we sold the SEK 2007 option contract for $66.5 million and recorded a $5.8 million gain in the first quarter of 2008. On the same date, we purchased a new contract for $12.5 million which expired out-of-the-money in February of 2008 and we recorded a loss for the purchase amount of $12.5 million. Also, in the first quarter of 2008, we entered into forward contracts to hedge the SEK cash payment made in connection with the business combination with OMX and to hedge the NOK cash payment for the proposed acquisition of certain businesses from Nord Pool. In the first quarter of 2008, we recorded a gain of $33.7 million at the time of the business acquisition relating to the cash payments for the SEK forward contracts and we recognized an unrealized gain of $7.8 million for the NOK forward contract.

The loss on foreign currency contracts was $9.5 million in the first six months of 2007. In addition to the $1.7 million loss recorded in the second quarter of 2007 discussed above, a $7.8 million loss was recorded in the first quarter of 2007 related to our hedge of the foreign currency exposure on our acquisition bid for the LSE. At the time of the commencement of the bid for the LSE in the fourth quarter of 2006, we purchased foreign currency option contracts. In conjunction with the lapse of our final offers for LSE, we traded out of these foreign exchange contracts in February 2007. Due to the improving exchange rate of the dollar when compared to the pound sterling a $7.8 million loss was recorded on these foreign currency option contracts.

Other Derivative Positions at the Nordic Exchange

Through our clearing operations on the Nordic Exchange, we act as the legal counterparty in each derivative transaction and thereby guarantee the fulfillment of each contract, exposing us to counterparty risk. The counterparty risks are measured using models that are agreed with the financial inspection authority of the country in question which requires us to provide minimum guarantees and maintain certain levels of regulatory capital. These derivative contracts may include stock options and futures, index options and futures, fixed income options and futures and stock loans.

The change in market value of the abovementioned derivative contracts are reported gross on the balance sheet as a receivable pertaining to the purchasing party and a payable pertaining to the selling party. Such receivables and liabilities attributable to outstanding derivative positions have been netted to the extent that such a legal offset right exists and, at the same time, that it is our intention to settle these items. At June 30, 2008, our market value, outstanding derivative positions on the Condensed Consolidated Balance Sheet was $716.6 million. See Note 15, “Commitments, Contingencies and Guarantees,” for further discussion of our guarantees on the fulfillment of these contracts and collateral received.

The following table presents the fair value of our outstanding derivative positions at June 30, 2008. Assets and liabilities included in the table represent gross unrealized gains and losses prior to netting.

	Asset	Liability
	(in millions)
Stock options and futures	$594.9	$594.9
Index options and futures	344.2	344.2
Fixed income options and futures	305.5	305.5

Total	$1,244.6	$1,244.6

14. Comprehensive Income

Comprehensive income is composed of net income and other comprehensive income, which includes the after-tax change in unrealized gains and losses on available-for-sale securities, foreign currency translation adjustments and employee benefit adjustments. The changes in the components of comprehensive income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Net income	$101,637	$56,128	$223,000	$74,445
Other comprehensive income:
Change in unrealized gains and losses on available-for-sale investments, net of tax(1)	(5,809)	94,884	(9,769)	54,457
Change in foreign currency translation adjustments(2)	(1,774)	21	9,771	(154)

Total	$94,054	$151,033	$223,002	$128,748

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

15. Commitments, Contingencies and Guarantees

Proposed Acquisition of The Boston Stock Exchange

On October 1, 2007, we entered into a definitive agreement to acquire The Boston Stock Exchange, or BSX, for $61.0 million in cash. The BSX acquisition will provide us with an additional license for trading both equities and options and a clearing license. After the close of the BSX acquisition, we expect that BSX’s current operations will be discontinued and will not be integrated into our current operations. We expect the acquisition of the BSX to close in the third quarter of 2008.

Proposed Acquisition of Certain Businesses from Nord Pool ASA

On February 22, 2008, OMX entered into a definitive agreement to acquire certain businesses from Nord Pool for $410.5 million, of which $322.1 million would be comprised of cash funded by our Credit Agreement and $88.4 million would be in the form of a vendor note due to the current owners of Nord Pool within 18 months of closing. The acquisition is subject to customary closing conditions and regulatory approvals. NASDAQ OMX may also be obligated to pay further earn-out payments of $157.4 million, based on volume over a five-year period. Through this transaction, NASDAQ OMX will acquire Nord Pool’s clearing and consulting operations and international products business, including carbon dioxide products and international power contracts. We expect this acquisition to close in the second half of 2008.

Escrow Agreements

In connection with our acquisitions of Directors Desk in 2007, PrimeNewswire and Shareholder.com in 2006 and Carpenter Moore in 2005, we entered into escrow agreements for the designation of funds to secure the payment of post-closing adjustments and other closing conditions. In addition, we entered into an agreement in the second quarter of 2008 to purchase an equity interest in Virtu OTC Clearinghouse LLC and designated $5.0 million to an escrow account for certain purchase consideration adjustments. For the six months ended June 30, 2008, NASDAQ OMX paid $1.9 million for PrimeNewswire and $0.1 million for Directors Desk from the escrow accounts for the settlement of closing conditions related to the acquisitions. At June 30, 2008, these escrow agreements provide for future payments of $7.3 million in 2008 and $0.5 million in 2009.

Brokerage Activities

In accordance with FASB Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” Nasdaq Execution Services and NASDAQ Options Services provide guarantees to securities clearinghouses and exchanges under their standard membership agreements, which require members to guarantee the performance of other members. If a member becomes unable to satisfy its obligations to the clearinghouses, other members would be required to meet its shortfalls. To mitigate these performance risks, the exchanges and clearinghouses often require members to post collateral as well as meet certain minimum financial standards. Nasdaq Execution Services’ and NASDAQ Options Services’ maximum potential liability under these arrangements cannot be quantified. However, we believe that the potential for Nasdaq Execution Services and NASDAQ Options Services to be required to make payments under these arrangements is unlikely. Accordingly, no contingent liability is recorded in the Condensed Consolidated Balance Sheets for these arrangements.

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

As discussed in Note 8, “Debt Obligations,” in the fourth quarter of 2007 and the first half of 2008, a portion of the 3.75% convertible notes were converted from debt to equity. The Exchange continues to assume NASDAQ OMX’s obligation under the remaining 3.75% convertible notes.

Guarantees Issued and Collateral Received for Clearing Operations

Through our Nordic Exchange clearing operations, we act as a counterparty in each transaction and thereby guarantee the fulfillment of each contract. We are required to pledge collateral for commitments with other clearinghouses. The amount of these commitments is calculated on the gross exposure between the clearinghouses. As collateral for these obligations, we have obtained bank guarantees, which are guaranteed by us through counter indemnities. At June 30, 2008 these bank guarantees totaled $513.3 million. We require our customers to pledge collateral and meet certain minimum financial standards to mitigate the risk if they become unable to satisfy their obligations. At June 30, 2008, total customer pledged collateral was $2.7 billion. The pledged collateral is held by a custodian bank. Since these funds are not held by NASDAQ OMX and they are not available for NASDAQ OMX to use, we do not receive any interest income on these funds. We believe that the potential for us to be required to make payments under these arrangements is mitigated through the pledged collateral and our risk management policies. Accordingly, no contingent liability is recorded in the Condensed Consolidated Balance Sheets for these arrangements.

Other Guarantees

We have also provided guarantees as of June 30, 2008 of $28.7 million, primarily related to obligations for our rental and leasing contracts. We have received financial guarantees from various financial institutions to support these guarantees.

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

16. Other Income (Expense), net

The following table presents the components of other income (expense), net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Interest income	$8,004	$7,695	$18,150	$13,318
Interest expense	(20,860)	(23,586)	(29,547)	(47,054)

Net interest expense (1)	(12,856)	(15,891)	(11,397)	(33,736)

Dividend and investment income (2)	2,890	14,625	3,287	14,586
Income from unconsolidated investees, net (3)	1,305	—	27,641	—
Gain (loss) on foreign currency contracts (4)	4,883	(1,668)	40,137	(9,509)
Strategic initiative costs (5)	—	(1,584)	—	(26,511)

Total other income (expense), net	$(3,778)	$(4,518)	$59,668	$(55,170)

(1)

The decrease in net interest expense in the three months ended June 30, 2008 compared with the same period in 2007 is primarily due to a decrease in interest rates. The decrease in net interest expense for the six months ended June 30, 2008 compared with the same period in 2007 was primarily due to the repayment in full of our outstanding debt obligations in September 2007 from the proceeds of the sale of the share capital of the LSE, partially offset by the financing obtained for our business combination with OMX in February 2008. See Note 8, “Debt Obligations,” for further discussion.

(2)

The decrease in dividend and investment income in the three and six months ended June 30, 2008 compared with the same periods in 2007 primarily relates to ordinary dividends declared from our investment in the LSE in 2007.

(3)

During the three months ended June 30, 2008, the income from unconsolidated investees relates to our share of the earnings or losses of our equity method investees. The income in the six months ended June 30, 2008 primarily relates to the gain on the non-monetary contribution of the Nasdaq trade name to obtain an equity interest in DIFX. See “Equity Investment in DIFX” in Note 3, “Business Combinations,” for further discussion.

(4)

The gain in the three months ended June 30, 2008 primarily relates to forward currency contracts used to economically hedge our market technology contracted revenue streams, while the gain in the six months ended June 30, 2008 primarily relates to our business combination with OMX and our proposed acquisition of certain businesses of Nord Pool. The loss in the three months ended June 30, 2007 is also related to our business combination with OMX while the loss in the six months ended June 30, 2007 relates to the OMX business combination as well as our acquisition bid for the LSE. See Note 13, “Derivative Financial Instruments and Hedging Activities,” for further discussion.

(5)

The strategic initiative costs for the three and six months ended June 30, 2007 were incurred in connection with our strategic initiatives related to the LSE, including our acquisition bid. In conjunction with the lapse of our final offers, these costs were charged to expense. See Note 6, “Financial Investments, at Fair Value,” for further discussion.

17. Segments

We manage, operate and provide our products and services in three business segments, our Market Services segment, our Issuer Services segment and our Market Technology segment. The Market Services segment includes our U.S. and European Transaction Services business (cash equity and derivative trading) and our Market Data business, which are interrelated because the Transaction Services business generates the quote and trade information that we sell to market participants and data vendors. Market Services also includes our Broker Services business. The Issuer Services segment includes our U.S. and European Listing Services and Financial Products businesses. The companies listed on The NASDAQ Stock Market represent a diverse array of industries. This diversity of NASDAQ-listed companies allows us to develop industry-specific and other indexes that we use to develop and license financial products and associated derivatives. Listing Services also includes revenues from Corporate services which includes revenues generated through our insurance business, shareholder, directors and newswire services. The Market Technology segment provides technology solutions for trading, clearing and settlement information dissemination and also offers facility management integration and advisory services. Our management allocates resources, assesses performance and manages these businesses as three separate segments.

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

The following table presents certain information regarding these operating segments for the three and six months ended June 30, 2008 and 2007.

	Market Services	Issuer Services	Market Technology	Corporate Items and Eliminations	Consolidated
	(in thousands)
Three months ended June 30, 2008
Total revenues	$694,085	$87,622	$38,678	$1,093	$821,478
Cost of revenues	(441,325)	—	—	—	(441,325)

Revenues less liquidity rebates, brokerage, clearance and exchange fees	252,760	87,622	38,678	1,093	380,153

Income before income taxes	$126,337	$21,171	$1,436	$1,273	$150,217

	Market Services	Issuer Services	Corporate Items and Eliminations		Consolidated
	(in thousands)
Three months ended June 30, 2007
Total revenues	$487,390	$70,742	$69		$558,201
Cost of revenues	(359,521)	—	—		(359,521)

Revenues less liquidity rebates, brokerage, clearance and exchange fees	127,869	70,742	69		198,680

Income before income taxes	$75,951	$16,196	$2,186	(1)	$94,333

	Market Services	Issuer Services	Market Technology	Corporate Items and Eliminations		Consolidated
	(in thousands)
Six months ended June 30, 2008
Total revenues	$1,421,048	$163,310	$49,661	$1,286		$1,635,305
Cost of revenues	(976,819)	—	—	—		(976,819)

Revenues less liquidity rebates, brokerage, clearance and exchange fees	444,229	163,310	49,661	1,286		658,486

Income (loss) before income taxes	$243,659	$42,402	$(2,786)	$63,154	(2)	$346,429

	Market Services	Issuer Services	Corporate Items and Eliminations		Consolidated
	(in thousands)
Six months ended June 30, 2007
Total revenues	$982,883	$137,093	$171		$1,120,147
Cost of revenues	(729,401)	—	—		(729,401)

Revenues less liquidity rebates, brokerage, clearance and exchange fees	253,482	137,093	171		390,746

Income (loss) before income taxes	$134,257	$30,530	$(39,606	)(1)	$125,181

(1)	The 2007 amounts primarily include:

•	dividend income of $14.5 million for the three and six months ended June 30, 2007 related to our investment in the LSE;

•

strategic initiative costs of $1.6 million for the three months ended June 30, 2007 and $26.5 million for the six months ended June 30, 2007 incurred in connection with our acquisition bid for the LSE;

•

loss on foreign currency option contracts of $1.7 million for the three months ended June 30, 2007 which was purchased to hedge the foreign exchange exposure on our business combination with OMX. For the six months ended June 30, 2007, we incurred an additional loss on foreign currency option contracts of $7.8 million which we entered into to hedge the foreign exchange exposure on the acquisition bid for the LSE; and

•	interest expense of $9.2 million for the three months ended June 30, 2007 and $18.3 million for the six months ended June 30, 2007 related to our investment in the LSE.
(2)	The six months ended June 30, 2008 amount primarily includes:

•

gain on foreign currency contracts, net of $34.8 million, which were purchased to hedge the foreign exchange exposure in connection with our business combination with OMX ($27.0 million) and our proposed acquisition of certain businesses of Nord Pool ($7.8 million) (see Note 13, “Derivative Financial Instruments and Hedging Activities,” for further discussion) and

•

income from unconsolidated investees, net of $27.6 million, primarily related to our gain on the non-monetary contribution of the Nasdaq trade name to obtain an equity interest in DIFX. See “Equity Investment in DIFX” in Note 3, “Business Combinations,” for further discussion.

Total assets increased $6.0 billion at June 30, 2008 as compared with December 31, 2007, primarily due to the business combination with OMX. See Note 3, “Business Combinations,” for further discussion.

18. Subsequent Event

Acquisition of the Philadelphia Stock Exchange

On July 24, 2008, we completed our previously announced acquisition of PHLX. We acquired all outstanding shares of PHLX common stock for an aggregate cash purchase price of approximately $695.7 million. As provided in the related merger agreement, the purchase price consisted of $652.0 million plus an adjustment of approximately $43.7 million for PHLX’s estimated working capital surplus as of the date of the closing. This amount is subject to further adjustments following a full financial review, and we deposited $15.0 million of the approximately $43.7 million surplus amount into an escrow account until the final working capital adjustment is calculated.

To finance the acquisition of PHLX, on July 24, 2008, we borrowed $650.0 million from a delayed draw term loan facility under our existing Credit Agreement. We financed the remainder of the $695.7 million purchase price with cash on hand.

The acquisition of PHLX, the third largest options market in the U.S., will significantly diversify our product portfolio by providing us with a premier options trading platform in the U.S.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

On February 27, 2008, Nasdaq and OMX combined their businesses and Nasdaq was renamed The NASDAQ OMX Group, Inc. Under the purchase method of accounting, Nasdaq was treated as the accounting and legal acquirer in the business combination with OMX. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations include the consolidated financial results of Nasdaq as of and through June 30, 2008. The financial results of OMX are included in the consolidated financial results beginning on February 27, 2008.

Results of Operations

Financial Highlights

The comparability of our operating results for the three and six months ended June 30, 2008 to the same periods in 2007 is significantly impacted by our business combination with OMX. In our discussion and analysis of results of operations, we have quantified the contribution of additional revenues or expense resulting from the OMX business combination wherever such amounts were material. While identified amounts may provide indications of general trends, the analysis cannot completely address the effects attributable to integration efforts.

Revenues less liquidity rebates, brokerage, clearance and exchange fees increased $181.5 million, or 91.3%, to $380.2 million in the second quarter of 2008, compared with $198.7 million in the second quarter of 2007, and our operating income increased $55.9 million, or 56.5%, to $154.8 million in the second quarter of 2008, compared with $98.9 million in the second quarter of 2007. Net income was $101.6 million, or $0.48 per diluted share, in the second quarter of 2008 compared with $56.1 million, or $0.39 per diluted share, in the second quarter of 2007.

The following pre-tax items impacted our second quarter 2008 results:

•

Improved revenues less liquidity rebates, brokerage, clearance and exchange fees from our Market Services segment which increased $124.9 million, or 97.7%, to $252.8 million in the second quarter of 2008 compared with $127.9 million in the second quarter of 2007 due to the following:

•

Increases in the average daily share volume and trade execution market share for New York Stock Exchange, or NYSE-, American Stock Exchange, or Amex-, and regional-listed securities, partially offset by higher cost of revenues and lower average daily share volume and market share for NASDAQ-listed securities; and

•	The inclusion of OMX Market Services revenues for the second quarter of $103.9 million.

•

Increase in our Issuer Services segment revenues of $16.9 million, or 23.9%, to $87.6 million in the second quarter of 2008, compared with $70.7 million in the second quarter of 2007, primarily due to the inclusion of OMX’s Issuer Services revenues for the second quarter 2008 of $15.0 million and increases in Financial Products licensing and Corporate services revenues.

•	Market Technology revenues of $38.7 million resulting from our business combination with OMX.

•

Increase in total operating expenses of $125.6 million to $225.4 million in the second quarter of 2008, compared with $99.8 million in the second quarter of 2007, primarily due to the inclusion of OMX’s operating expenses in the second quarter 2008 of $108.3 million, partially offset by lower operating expenses at NASDAQ.

These current and prior year items are discussed in more detail below.

Key Drivers

The following table includes key drivers for our Market Services, Issuer Services, and Market Technology segments. In evaluating the performance of our business, our senior management closely watches these key drivers.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Market Services
Cash Equity Trading
Average daily share volume in NASDAQ securities (in billions)	2.11	2.14	2.28	2.15
Matched market share in NASDAQ securities(1)	42.0%	46.1%	44.5%	45.8%
Market share reported to the FINRA/NASDAQ Trade Reporting Facility in NASDAQ securities(2)	23.1%	26.2%	21.8%	27.6%
Total market share in NASDAQ securities(3)	65.1%	72.3%	66.4%	73.4%
Average daily share volume in NYSE securities (in billions)	4.10	3.06	4.30	3.03
Matched market share in NYSE securities(1)	22.1%	15.9%	21.6%	15.5%
Market share reported to the FINRA/NASDAQ Trade Reporting Facility in NYSE securities(2)	19.2%	18.6%	17.9%	18.6%
Total market share in NYSE securities(3)	41.3%	34.5%	39.4%	34.1%
Matched market share in Amex and regional securities(1)	34.3%	32.4%	35.3%	31.0%
Market share reported to the FINRA/NASDAQ Trade Reporting Facility in Amex and regional securities(2)	17.0%	20.9%	16.5%	21.7%
Total market share in Amex and regional securities(3)	51.3%	53.3%	51.8%	52.7%
Matched share volume in all U.S.-listed equities (in billions)	136.4	101.7	290.1	196.9
Matched market share in all U.S.-listed equities(1)	29.6%	28.8%	30.3%	28.4%
Average daily number of equity trades on the Nordic Exchange	194,006	—	198,845	—
Average daily value of shares traded on the Nordic Exchange (in billions)	$6.1	—	$6.2	—
Derivative Trading
Average daily volume of equity and fixed-income contracts traded on the Nordic Exchange	435,601	—	468,353	—
Average daily volume of Nordic equity contracts traded on EDX London	150,891	—	153,911	—
Average daily volume of Finnish option contracts traded on Eurex	74,108	—	74,956	—
Issuer Services
Initial public offerings
NASDAQ	3	38	10	75
Nordic Exchange	9	—	11	—
New listings
NASDAQ(4)	42	71	90	144
Nordic Exchange	12	—	14	—
Number of listed companies
NASDAQ(5)	3,080	3,164	3,080	3,164
Nordic Exchange(6)	847	—	847	—
Market Technology
Order intake (in millions) (7)	$78.5	—	$128.1	—
Total order value (in millions) (8)	$435.0	—	$435.0	—

(1)	Transactions executed on NASDAQ’s systems.
(2)	Transactions reported to the Financial Industry Regulatory Authority, or FINRA/NASDAQ Trade Reporting Facility LLC, or The FINRA/NASDAQ TRF.
(3)	Transactions executed on NASDAQ’s systems plus trades reported through the FINRA/NASDAQ TRF.
(4)	New listings include IPOs, including those completed on a best efforts basis, issuers that switched from other listing venues, closed-end funds and separately listed ETFs.
(5)	Number of listed companies for NASDAQ also includes separately listed ETFs.
(6)	Represents companies listed on the Nordic Exchange and companies on its alternative market, First North.
(7)	Total contract value of orders signed.
(8)	Represents total contract value of orders signed that are yet to be recognized as revenue.

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

Currently our business drivers are characterized by investor uncertainty about the impact of anti-inflationary monetary polices on global economic growth, ongoing elevated levels of market volatility, industry adaptation to past major regulatory initiatives particularly the Markets in Financial Instruments Directive, or MiFID, in the European economic area, and continued rapid evolution and deployment of new technology in the financial services industry. The business environment that influenced our financial performance during the second quarter of 2008 can be characterized as follows:

•	The slowest pace of equity issuance since 2003 with three IPOs in the U.S. and nine on the Nordic Exchange;

•	Continued reduced access to debt and equity capital for both new and established companies;

•

Very strong 34.1% annual growth relative to the second quarter of 2007 in equity matched trading volume in the U.S. driven by growth in our market share of NYSE-, Amex-, and regional-listed securities and market volatility;

•

Higher levels of volatility, as well as decreasing trade size, also drove a robust 14.0% growth relative to the second quarter of 2007 in the number of equity transactions on the Nordic Exchange which was offset by a 27.0% decrease in the value of equity transactions caused in large part by falling equity prices;

•	The Nordic Exchange experienced a 0.5% decline relative to the second quarter of 2007 in number of traded derivatives contracts in equity related products;

•

Continued instability in the credit markets was the primary cause of very strong 14.0% growth relative to the second quarter of 2007 in number of cleared derivatives contracts in fixed income related products for the Nordic Exchange;

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

•	The introduction of NASDAQ Last Sale continued the recent trend of innovation and development in data products as market operators intensify their competition for market data revenues.

Current Business Developments

On July 24, 2008, we completed our previously announced acquisition of PHLX. With this acquisition we now operate the third largest options market in the U.S. PHLX will be part of our Market Services segment. The PHLX options market will operate as a distinct market alongside The NASDAQ Options Market which was launched in March 2008. With this transaction, we have a combined market share of approximately 17.0% in the U.S. equity options market between our two markets and a much larger footprint in global derivatives.

Business Segments

We manage, operate and provide our products and services in three business segments: Market Services, Issuer Services and Market Technology.

•

The Market Services segment includes our U.S. and European Transaction Services business (cash equity and derivative trading) and our Market Data business, which are interrelated because the Transaction Services business generates the quote and trade information that we sell to market participants and data vendors. Market Services also includes our Broker Services business.

•

The Issuer Services segment includes our U.S. and European Listing Services and Financial Products businesses. The companies listed on The NASDAQ Stock Market represent a diverse array of industries. This diversity of NASDAQ-listed companies allows us to develop industry-specific and other indexes that we use to develop and license financial products and associated derivatives.

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

Segment Operating Results

Of our total second quarter 2008 revenues of $821.5 million, 84.5% was from our Market Services segment, 10.7% was from our Issuer Services segment and 4.7% was from our Market Technology segment, compared to our total second quarter 2007 revenues of $558.2 million, of which 87.3% was from our Market Services segment and 12.7% was from our Issuer Services segment. Of our first six months of 2008 revenues of $1,635.3 million, 86.9% was from our Market Services segment, 10.0% was from our Issuer Services segment and 3.0% was from our Market Technology segment compared to our first six months of 2007 revenues of $1,120.1 million, of which 87.8% was from our Market Services segment and 12.2% was from our Issuers Services segment.

The following table shows our total revenues, cost of revenues and revenues less liquidity rebates, brokerage, clearance and exchange fees by segment:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2008	2007		2008	2007
	(in millions)			(in millions)
Market Services	$694.1	$487.4	42.4%	$1,421.1	$982.9	44.6%
Issuer Services	87.6	70.7	23.9%	163.3	137.1	19.1%
Market Technology	38.7	—	#	49.7	—	#
Other	1.1	0.1	#	1.2	0.1	#

Total revenues	$821.5	$558.2	47.2%	$1,635.3	$1,120.1	46.0%
Cost of revenues	(441.3)	(359.5)	22.8%	(976.8)	(729.4)	33.9%

Revenues less liquidity rebates, brokerage, clearance and exchange fees	$380.2	$198.7	91.3%	$658.5	$390.7	68.5%

#	Denotes a variance equal to or greater than 100.0%.

MARKET SERVICES

The following table shows total revenues less liquidity rebates, brokerage, clearance and exchange fees from our Market Services segment:

	Three Months Ended June 30,		Percentage Change		Six Months Ended June 30,		Percentage Change
	2008	2007			2008	2007
	(in millions)				(in millions)
Transaction Services
Cash Equity Trading Revenues:
U.S. cash equity trading (1)	$495.0	$403.3	22.7%		$1,092.7	$813.9	34.3%
Cost of revenues:
Liquidity rebates	(345.2)	(238.3)	44.9%		(730.0)	(463.5)	57.5%
Brokerage, clearance and exchange fees(1)	(94.5)	(121.2)	(22.0	) %	(245.2)	(265.9)	(7.8	) %

Total U.S. cost of revenues	(439.7)	(359.5)	22.3%		(975.2)	(729.4)	33.7%

Net U.S. cash equity trading revenues	55.3	43.8	26.3%		117.5	84.5	39.1%
European cash equity trading	38.0	—	#		51.3	—	#

Total cash equity trading revenues	93.3	43.8	#		168.8	84.5	99.8%

Derivative Trading Revenues:
U.S. derivative trading	2.4	—	#		2.4	—	#
Cost of revenues – liquidity rebates	(1.6)	—	#		(1.6)	—	#

Net U.S. derivative trading revenues	0.8	—	#		0.8	—	#
European derivative trading	19.8	—	#		27.4	—	#

Total derivative trading revenues	20.6	—	#		28.2	—	#

Access Services revenues	22.6	19.0	18.9%		44.4	37.5	18.4%

Total Transaction Services revenues less liquidity rebates, brokerage, clearance and exchange fees	136.5	62.8	#		241.4	122.0	97.9%

Market Data
Net U.S. tape revenue plans	36.2	36.4	(0.5	) %	71.1	75.1	(5.3	) %
U.S. market data products	25.7	21.1	21.8%		50.4	40.9	23.2%
European market data products	25.2	—	#		34.1	—	#

Total Market Data revenues	87.1	57.5	51.5%		155.6	116.0	34.1%

Broker Services	12.0	—	#		19.2	—	#

Other Market Services	17.2	7.6	#		28.1	15.5	81.3%

Total Market Services revenues less liquidity rebates, brokerage, clearance and exchange fees	$252.8	$127.9	97.7%		$444.3	$253.5	75.3%

#	Denotes a variance equal to or greater than 100.0%.
(1)

Includes Section 31 fees of $37.3 million in the second quarter of 2008, $73.1 million in the second quarter of 2007, $128.4 million in the first six months of 2008 and $171.6 million in the first six months of 2007. As a result of NASDAQ’s operation as a national securities exchange, Section 31 fees are recorded as U.S. cash trading revenues with a corresponding amount recorded in cost of revenues.

Transaction Services

Cash Equity Trading Revenues

Cash equity trading revenues increased in the second quarter and for the first six months of 2008 compared with the same periods in 2007 primarily due to an increase in trade execution market share in NYSE-, Amex- and regional-listed securities. An increase in average daily share volume in NASDAQ-listed securities in the first six months of 2008 compared with the same period in 2007 also contributed to the year over year increase. Partially offsetting these increases in both periods are lower Section 31 revenues due to lower rates charged beginning January 2008 and lower average daily share volume and market share in NASDAQ-listed securities in the second quarter of 2008 compared with the same period in 2007. Transaction Services revenues also include European cash equity trading revenues of $38.0 million for the second quarter of 2008 and $51.3 million for the first six months of 2008 which includes trading and clearing revenues from equity and derivative products traded on the Nordic Exchange.

As discussed above, we record Section 31 fees as trading revenues with a corresponding amount recorded as cost of revenues. Since the amount recorded in revenues is equal to the amount recorded in cost of revenues, there is no impact on our revenues less liquidity rebates, brokerage, clearance and exchange fees. Section 31 fees were $37.3 million in the second quarter of 2008 compared to $73.1 million in the second quarter of 2007 and $128.4 million in the first six months of 2008 compared to $171.6 million in the first six months of 2007. The decrease in the second quarter and first six months of 2008 compared with the same periods last year was primarily due to a rate reduction in January 2008.

Derivative Trading Revenues

Derivative trading revenues increased in the second quarter and for the first six months of 2008 compared with the same periods in 2007 due to the inclusion of European derivative trading revenues and the launch of The NASDAQ Options Market on March 31, 2008.

Access Services Revenues

Access services revenues increased in the second quarter and first six months of 2008 compared to the same periods in 2007 primarily due to increases in customer demand for network connectivity and exchange and other membership fees.

Market Data

Market Data revenues increased in the second quarter and for the first six months of 2008 compared with the same periods in 2007 primarily due to an increase in U.S. market data products revenues and the inclusion of European market data products revenues of $25.2 million for the second quarter of 2008 and $34.1 million for the first six months of 2008, partially offset by a decrease in net U.S. tape revenue plans. U.S. market data products revenues increased in the second quarter and first six months of 2008 compared with the same periods in 2007 primarily due to additional revenues from OpenView Basic which was launched in the second quarter of 2007 and growth in our TotalView revenues due to an increase in subscribers and distributors as well as an increase in other proprietary data products. Net U.S. tape revenues decreased in the second quarter and for the first six months of 2008 compared with the same periods in 2007 primarily due to tape fee revenues shared for NASDAQ-listed securities through the UTP Plan, partially offset by higher tape revenues from Tape A, which represents data related to trading of certain NYSE-listed securities, due to increases in our share of trading and quoting activity in NYSE-listed securities. Under the revenue sharing provision of the UTP Plan, we are permitted to deduct costs associated with acting as the exclusive Securities Information Processor from the total amount of tape fees collected. After these costs are deducted from the tape fees, we distribute to the respective UTP Plan participants, including NASDAQ OMX, their share of tape fees based on a formula, required by Regulation NMS that takes into account both trading and quoting activity. Our tape fee revenue sharing amount allocated to UTP Plan participants increased in the second quarter and first six months of 2008 compared with the same periods in 2007 primarily due to a reduction of our percentage earned of the UTP revenue caused, in part, by the Regulation NMS market data revenue allocation formula, which became effective April 1, 2007 and a decrease in market share from internalized trades.

Broker Services

As a result of our business combination with OMX, Broker Services is a new product within our Market Services segment. Broker Services revenues were $12.0 million for the second quarter of 2008 and $19.2 million for the first six months of 2008.

Other Market Services

Other Market Services revenues increased in the second quarter and for the first six months of 2008 compared with the same periods in 2007 primarily due to the inclusion of OMX revenues of $8.9 million in the second quarter 2008 and $11.7 million for the first six months of 2008. Other Market Services includes revenues from the OTC Bulletin Board and testing facility.

ISSUER SERVICES

The following table shows revenues from our Issuer Services segment:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2008	2007		2008	2007
	(in millions)			(in millions)
Listing Services:
Annual renewal fees	$30.5	$31.1	(1.9)%	$60.8	$61.8	(1.6)%
Listing of additional shares fees	10.2	10.1	1.0%	20.6	19.8	4.0%
Initial listing fees	5.6	5.5	1.8%	11.4	10.9	4.6%

Total U.S. listing fees	46.3	46.7	(0.9)%	92.8	92.5	0.3%
European listing fees	15.0	—	#	19.2	—	#
Corporate services	15.4	13.2	16.7%	28.9	25.0	15.6%

Total Listing Services	76.7	59.9	28.0%	140.9	117.5	19.9%
Financial Products	10.9	10.8	0.9%	22.4	19.6	14.3%

Total Issuer Services revenues	$87.6	$70.7	23.9%	$163.3	$137.1	19.1%

#	Denotes a variance equal to 100.0%.

Listing Services Revenues

Listing Services revenues in the U.S. include fees for annual renewals, listing of additional shares fees and initial listing fees for companies listed on The NASDAQ Stock Market. For our U.S. operations, fees are generally calculated based upon total shares outstanding for the issuing company. These fees are initially deferred and amortized over the estimated periods for which the services are provided. Revenues from annual renewal fees are amortized on a pro-rata basis over the calendar year and listing of additional shares fees and initial listing fees are amortized over four and six years, respectively.

Annual renewal fees decreased in the second quarter and first six months of 2008 compared with the same periods in 2007. The number of companies listed on The NASDAQ Stock Market on January 1, 2008 was 3,135, compared to 3,193 on January 1, 2007, the date on which listed companies are billed their annual fees. The decrease in the number of listed companies was due to 348 delistings by Nasdaq during 2007, partially offset by 290 new listings during 2007. The number of listed companies as of January 1, 2008 and 2007 also includes separately listed ETFs.

Listing of additional shares fees and initial listing fees increased in the second quarter and first six months of 2008 compared with the same periods in 2007 primarily due to amortization of fees.

European Listing Revenues

European listing fees, which are comprised of issuers’ revenues derived from annual fees received from listed companies on the Nordic Exchange, are directly related to the listed companies’ market capitalization. These revenues are recognized ratably over the following 12-month period.

Corporate Services Revenues

Listing Services revenues also include fees from Corporate services which include commission income from Carpenter Moore, subscription income from Shareholder.com and Directors Desk (beginning July 2, 2007) and fees from PrimeNewswire. Corporate services revenues increased in the second quarter and first six months of 2008 compared with the same periods in 2007 primarily due to expanding customer utilization of our Corporate services.

Financial Products Revenues

Financial Products revenues primarily include license fees for our trademark licenses related to financial products linked to our indexes issued in the U.S. and abroad. Financial Products revenues increased in the second quarter and first six months of 2008 compared with the same periods in 2007 primarily due to an increase in licensing fees and underlying assets associated with NASDAQ-licensed ETFs and increased licensed derivatives volumes, partially offset by a decrease in Portal applications as a result of economic conditions. Financial Products, through its PORTAL Market, facilitates the eligibility for clearing and settlement services at Depository Trust and Clearing Corporation, or DTCC, of PORTAL/Rule 144A securities.

MARKET TECHNOLOGY

As a result of our business combination with OMX, Market Technology is a new reporting segment. The following table shows the revenues from our Market Technology segment:

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
	(in millions)
Market Technology:
License, support and project revenues	$26.8	$33.8
Facility management services	9.5	12.2
Other revenues	2.4	3.7

Total Market Technology revenues	$38.7	$49.7

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

Expenses

Direct Expenses

The following table shows our direct expenses:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2008	2007		2008	2007
	(in millions)			(in millions)
Compensation and benefits	$115.2	$49.7	#	$188.6	$94.0	#
Marketing and advertising	4.0	4.2	(4.8)%	5.8	9.1	(36.3)%
Depreciation and amortization	22.2	9.8	#	38.1	19.6	94.4%
Professional and contract services	22.5	8.7	#	36.3	17.0	#
Computer operations and data communications	17.4	7.9	#	25.6	16.1	59.0%
Provision for bad debts	(1.1)	(1.4)	(21.4)%	(0.1)	2.1	#
Occupancy	16.6	9.0	84.4%	28.9	17.9	61.5%
Regulatory	7.5	7.1	5.6%	15.0	13.8	8.7%
Merger expenses	5.7	—	#	7.2	—	#
General, administrative and other	15.4	4.8	#	25.3	20.8	21.6%

Total direct expenses	$225.4	$99.8	#	$370.7	$210.4	76.2%

#	Denotes a variance greater than or equal to 100.0%.

Compensation and benefits expense increased in the second quarter and first six months of 2008 compared with the same periods in 2007 primarily due to the inclusion of OMX’s compensation expense of $54.1 million in the second quarter of 2008 and $74.3 million in the first six months of 2008, a curtailment gain of approximately $6.5 million as a result of the Pension Plan and SERP freeze recognized in the first quarter of 2007 and additional share-based compensation expense due to grants in December 2007 to all active employees. Headcount increased from 887 employees at December 31, 2007 to 2,334 employees at June 30, 2008, primarily due to our business combination with OMX. See Note 9, “Employee Benefits,” and Note 10, “Share-Based Compensation,” to the condensed consolidated financial statements for further discussion.

Marketing and advertising expense decreased in the second quarter and first six months of 2008 compared with the same periods in 2007. The decrease is primarily due to reduced marketing activity in the first quarter and first six months of 2008 compared with the same periods in 2007.

Depreciation and amortization expense increased in the second quarter and first six months of 2008 compared with the same periods in 2007 primarily due to additional amortization expense of $6.1 million in the second quarter of 2008 and $10.0 million in the first six months of 2008 for intangible assets acquired in our business combination with OMX and the inclusion of OMX’s depreciation and amortization expense of $6.1 million in the second quarter of 2008 and $8.6 million in the first six months of 2008.

Professional and contract services expense increased in the second quarter and first six months of 2008 compared with the same periods in 2007 primarily due to the inclusion of OMX’s professional and contract services expense of $13.9 million in the second quarter of 2008 and $20.1 million in the first six months of 2008.

Computer operations and data communications expense increased in the second quarter and first six months of 2008 compared with the same periods in 2007 primarily due to the inclusion of OMX’s computer operations and data communication expense of $12.3 million in the second quarter of 2008 and $15.3 million in the first six months of 2008, partially offset by lower costs due to hardware and software leases which were cancelled in the fourth quarter of 2007.

Provision for bad debts was a credit balance of $1.1 million in the second quarter of 2008 compared with a credit balance of $1.4 million in the second quarter of 2007 and was a credit balance in the first six months of 2008 of $0.1 million compared with an expense of $2.1 million for the first six months of 2007. The credit balance in all periods is due to the release of a portion of the reserve for doubtful accounts due to better collection results.

Occupancy expense increased in the second quarter and first six months of 2008 compared with the same periods in 2007 primarily due to the inclusion of OMX’s occupancy expense of $7.4 million in the second quarter of 2008 and $11.3 million in the first six months of 2008.

Regulatory expense increased in the second quarter and first six months of 2008 compared with the same periods in 2007 primarily due to higher trading and quoting activity in 2008. Since we sought to preserve a regulatory separation upon operation as a national securities exchange, FINRA continues to provide regulatory services to the Exchange, including the regulation of trading activity on The NASDAQ Stock Market and surveillance and investigative functions.

Merger expenses were $5.7 million in the second quarter of 2008 and $7.2 million in the first six months of 2008. These costs are directly attributable to the business combination with OMX, but do not qualify as purchase accounting adjustments. The costs primarily include consulting and legal costs related to our integration of OMX.

General, administrative and other expense increased in the second quarter and first six months of 2008 compared with the same periods in 2007 primarily due to the inclusion of OMX’s general, administrative and other expense of $10.3 million in the second quarter of 2008 and $15.5 million in the first six months of 2008, partially offset by a first quarter 2007 charge of $10.6 million related to a clearing contract. Our single trading platform includes the functionality that enabled us to discontinue the use of services previously provided under the contract.

Other Income (Expense), net

The following table presents the components of other income (expense), net:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2008	2007		2008	2007
	(in millions)			(in millions)
Interest income	$8.0	$7.7	3.9%	$18.1	$13.3	36.1%
Interest expense	(20.9)	(23.6)	(11.4)%	(29.5)	(47.0)	(37.2)%

Net interest expense	(12.9)	(15.9)	(18.9)%	(11.4)	(33.7)	(66.2)%
Dividend and investment income	2.9	14.6	(80.1)%	3.3	14.5	(77.2)%
Income from unconsolidated investees, net	1.3	—	#	27.6	—	#
Gain (loss) on foreign currency contracts	4.9	(1.7)	#	40.1	(9.5)	#
Strategic initiative costs	—	(1.6)	#	—	(26.5)	#

Total other income (expense), net	$(3.8)	$(4.6)	(17.4)%	$59.6	$(55.2)	#

#	Denotes a variance greater than or equal to 100.0%.

Net Interest Expense

Net interest expense was $12.9 million for the second quarter of 2008 compared with $15.9 million for the second quarter of 2007, a decrease of $3.0 million and was $11.4 million for the first six months of 2008 compared with $33.7 million for the first six months of 2007, a decrease of $22.3 million. The decrease in the second quarter of 2008 was primarily due to a decrease in interest rates. The decrease in the first six months of 2008 was primarily due to a lower outstanding debt balance prior to February 27, 2008, when we incurred new debt for the business combination with OMX. The lower debt balance prior to February 27, 2008 was primarily due to the repayment in full of our outstanding debt obligations in September 2007 from the proceeds of the sale of our share capital of the LSE. In addition, $324.9 million of the principal amount of the 3.75% convertible notes that were outstanding in the first six months of 2007 were converted primarily in the fourth quarter of 2007, which reduced the principal amount outstanding and contributed to the decrease in the first six months of 2008 and second quarter of 2008. Further contributing to the decrease in the first six months of 2008 was additional interest income on higher cash balances due to the cash proceeds received from the sale of the share capital of the LSE.

Dividend and Investment Income

Dividend and investment income was $2.9 million in the second quarter of 2008 compared with $14.6 million in the second quarter of 2007, a decrease of $11.7 million and was $3.3 million in the first six months of 2008 compared with $14.5 million in the first six months of 2007, a decrease of $11.2 million. The decrease in both periods is primarily due to the receipt of ordinary dividends declared from our investment in the LSE in 2007.

Income from Unconsolidated Investees, net

Income from unconsolidated investees, net was $1.3 million in the second quarter of 2008 and $27.6 million in the first six months of 2008. The income in the first six months of 2008 primarily relates to the DIFX transaction. In connection with the DIFX transaction, we contributed intangible assets and $50.0 million in cash to DIFX in exchange for a 33 1/3% equity ownership in DIFX. One of the intangible assets contributed was the Nasdaq trade name, which had a zero carrying value on Nasdaq’s books and records prior to the transfer. As a result, we recognized a $26.0 million gain for the difference between Nasdaq’s carrying value and the fair value of the contributed asset on this non-monetary exchange. See “Equity Investment in DIFX” in Note 3, “Business Combinations,” to the condensed consolidated financial statements for further discussion. Also included in this line item are earnings and losses from our ownership in unconsolidated equity method investees.

Gain (Loss) on Foreign Currency Contracts

The gain on foreign currency contracts was $4.9 million in the second quarter of 2008, compared with a loss of $1.7 million in the second quarter of 2007, an increase of $6.6 million. The gain on foreign currency contracts was $40.1 million in the first six months of 2008, compared with a loss of $9.5 million in the first six months of 2007, an increase of $49.6 million. The gain in the second quarter of 2008 primarily related to gains on forward currency contracts used to economically hedge our market technology contracted revenue streams. The gain in the first six months of 2008 related to our business combination with OMX ($27.0 million), our proposed acquisition of certain businesses of Nord Pool ($7.8 million) and gains on forward currency contracts used to limit our exposure to foreign currency exchange rate fluctuations on contracted revenue streams. The loss in the second quarter of 2007 was related to our business combination with OMX while the loss for the first six months of 2007 related to our acquisition bid for OMX as well as our acquisition bid for the LSE. See Note 13, “Derivative Financial Instruments and Hedging Activities,” to the condensed consolidated financial statements for further discussion.

Strategic Initiative Costs

Strategic initiatives costs were $1.6 million in the second quarter of 2007 and $26.5 million in the first six months of 2007. We incurred these costs in connection with our strategic initiatives related to the LSE, including our acquisition bid. In conjunction with the lapse of our final offers for the LSE in February 2007, these costs were charged to expense. See Note 6, “Financial Investments, at Fair Value,” to the condensed consolidated financial statements for further discussion.

Minority Interests

Minority interests were ($0.8) million in the second quarter 2008 and were ($1.0) million in the first six months of 2008 compared with $0.1 million for the first six months of 2007, a decrease of $1.1 million. The minority interests in 2008 primarily relate to the minority holding of 1.2% in OMX as of June 30, 2008. The 2007 minority interests relate to Reuters’ investment in the Independent Research Network, which has been reduced to zero due to losses incurred at the Independent Research Network. All of the Independent Research Network’s losses are recorded by us. We have previously announced that we will discontinue the Independent Research Network’s operations.

Income Taxes

NASDAQ OMX’s income tax provision was $48.6 million in the second quarter of 2008 and $123.4 million in the first six months of 2008 compared with $38.2 million in the second quarter of 2007 and $50.8 million in the first six months of 2007. The overall effective tax rate was 32.3% in the second quarter of 2008 compared to 40.5% in the second quarter of 2007. The overall effective tax rate was 35.6% in the first six months of 2008 compared to 40.5% in the first six months of 2007. The lower effective tax rate in 2008 is primarily due to a decrease in state tax liabilities as well as non-U.S. earnings taxed at a rate lower than the U.S. statutory tax rate.

The effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of earnings and losses. These same and other factors, including history of pre-tax earnings and losses, are taken into account in assessing the ability to realize deferred tax assets.

NASDAQ OMX and its eligible subsidiaries file a consolidated U.S. federal income tax return, and applicable state and local income tax returns and non-U.S. income tax returns. Federal income tax returns for years 2004-2006 are subject to examination by the Internal Revenue Service. Several state tax returns are currently under examination by the respective tax authorities for years 1996-2006. Non-U.S. tax returns are subject to review by the respective tax authorities. We anticipate that the amount of unrecognized tax benefits at June 30, 2008 will significantly decrease in the next twelve months as we expect to settle certain tax audits. The final outcome of such audits cannot yet be determined. We anticipate that such adjustments would not have a material impact on our condensed consolidated financial position or results of operations.

Liquidity and Capital Resources

We require cash to pay our operating expenses, make capital expenditures and service our debt and other long-term liabilities. Our principal source of funds is cash from our operations. In addition, we have obtained funds by selling our common stock in the capital markets. In the near term, we expect that our operations will provide sufficient cash to fund our operating expenses, capital expenditures and interest payments on our debt. In the long-term, we may use both internally generated funds and external sources to satisfy our debt and other long-term liabilities. In order to finance our business combination with OMX and acquisition of PHLX, we have incurred additional debt and issued shares of our common stock. In addition, we expect to incur additional debt to finance the proposed acquisition of certain businesses of Nord Pool. See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion.

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

Cash and Cash Equivalents and Changes in Cash Flows

The following tables summarize our cash and cash equivalents and changes in cash flows:

	June 30, 2008	December 31, 2007	Percentage Change
	(in millions)
Cash and cash equivalents (1)	$740.0	$1,325.3	(44.2)%

(1)	As of June 30, 2008 our cash and cash equivalents included $43.3 million of restricted cash which is not available for general use by us due to regulatory requirements.

	Six Months Ended June 30,		Percentage Change
	2008	2007
	(in millions)
Cash provided by operating activities	$272.5	$180.3	51.1%
Cash provided by (used in) investing activities	(1,987.5)	67.7	#
Cash provided by financing activities	1,129.7	5.0	#

#	Denotes a variance greater than 100.0%.

Cash and cash equivalents. Cash and cash equivalents decreased $585.3 million from December 31, 2007 primarily due to cash used in connection with the business combination with OMX, payment of OMX debt obligations and Section 31 fees. This decrease was partially offset by proceeds from debt obligations, cash acquired in our business combination with OMX, positive cash flow from operations and cash proceeds received related to the sale of our foreign currency contracts used to economically hedge our acquisition bid for OMX. See Note 3, “Business Combinations,” and Note 13, “Derivative Financial Instruments and Hedging Activities,” to the condensed consolidated financial statements for further discussion.

Changes in Cash Flows

Cash provided by operating activities. The following items impacted our cash provided by operating activities for the six months ended June 30, 2008:

•	Net income of $223.0 million, partially offset by:

•

Non-cash items of approximately $49.7 million comprised primarily of the gain on foreign currency contracts of $40.1 million, deferred taxes, net of $38.7 million and income from unconsolidated investees, net of $27.6 million, partially offset by depreciation and amortization of $38.1 million, share-based compensation of $11.5 million and foreign currency translation adjustment of $9.5 million.

•	Increase in deferred revenue of $48.7 million mainly due to Issuer Services’ annual billings.

•

Increase in accounts payable and accrued expenses and other accrued liabilities of $50.0 million primarily due to additional rebates payable as a result of increases in market share, as well as an increase in interest payable on our credit facilities.

During the six months ended June 30, 2007, the following items impacted our cash provided by operating activities:

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

•

An increase an increase in Section 31 fees payable to SEC of $72.2 million, partially offset by an increase in receivables, net of $48.8 million. Section 31 fees payable to SEC increased due to the recording of additional Section 31 fees in connection with The Nasdaq Stock Market’s operation as an exchange as well as the recording of additional rebates payable as a result of increases in market share. Receivables, net increased also due to the recording of additional Section 31 fees and Issuer Services’ annual billings.

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

Cash provided by (used in) investing activities. The decrease in cash provided by (used in) investing activities in the first six months of 2008 compared with the first six months of 2007 is primarily due to the cash used in connection with the business combination with OMX, net of cash acquired, as well as the acquisition of 33 1/3% of the equity of DIFX and, for total cash paid of $1,976.0 million. In the first six months of 2007, in conjunction with the lapse of our final offers for the LSE in February 2007, we traded out of foreign currency option contracts which were purchased at the time of the commencement of our bid. These contracts were cash settled for $63.9 million which increased our cash provided by investing activities in the first six months of 2007.

Cash provided by financing activities. Cash provided by financing activities for the first six months of 2008 consisted of the proceeds from the issuance of $475.0 million aggregate principal amount of the 2.50% convertible senior notes and $1,050.0 million in senior secured indebtedness under our credit facilities, net of debt issuance costs paid of $48.0 million. See “Credit Facilities” below for further discussion. The proceeds from the 2.50% convertible senior notes and new credit facilities were partially offset by the refinancing of $352.9 million of OMX outstanding debt obligations at the time of the business combination.

Capital Resources and Working Capital

Working capital (calculated as current assets less current liabilities) was $567.8 million at June 30, 2008, compared with $1,270.8 million at December 31, 2007, a decrease of $ 703.0 million or 55.3%, primarily due to the cash paid for the business combination with OMX.

We have historically been able to generate sufficient funds from operations to meet working capital requirements. At June 30, 2008, we had debt obligations of $1,643.6 million, of which $98.4 million is due within one year. In the first quarter of 2008, in connection with our business combination with OMX, we issued $475.0 million aggregate principal amount of convertible senior notes and incurred $1,050.0 million in senior secured indebtedness under our new credit facilities. In the third quarter of 2008, in connection with our acquisition of PHLX, we incurred an additional $650.0 million in senior secured indebtedness under our new credit facilities See “Credit Facilities” below for further discussion.

At June 30, 2008, none of our lenders were affiliated with NASDAQ OMX, except to the extent, if any, that SLP would be deemed an affiliate of NASDAQ OMX due to its ownership of $118.6 million aggregate principal amount of the 3.75% convertible notes and associated warrants and representation on our board of directors.

3.75% Convertible Notes

As of June 30, 2008, approximately $120.1 million in aggregate principal amount of the 3.75% convertible notes remained outstanding, which includes ownership by SLP of $118.6 million.

2.50% Convertible Senior Notes

On February 26, 2008, in connection with the combination with OMX, we completed the offering of $475.0 million aggregate principal amount of 2.50% convertible senior notes due 2013. It is our intent and policy to settle the principal amount of the notes in cash and we are permitted to settle the conversion premium in shares of our common stock or cash.

Credit Facilities

In the first quarter of 2008, we entered into the Credit Facilities to finance the business combination with OMX, the acquisition of PHLX and the proposed acquisition of certain businesses of Nord Pool. The Credit Facilities provides for up to $2,075.0 million of debt financing, which includes (i) a five-year, $2,000.0 million senior secured term loan facility which consists (a) a $1,050.0 million term loan facility allocated to the OMX business combination, (b) $650.0 million term loan facility allocated to our acquisition of PHLX and (c) $300.0 million delayed draw term loan facility allocated to fund our proposed acquisition of certain businesses of Nord Pool and (ii) a five-year, $75.0 million senior secured revolving credit facility. At June 30, 2008, the revolving credit facility was unused. Total debt obligations outstanding under the Credit Facilities at June 30, 2008 were $1,050.0 million.

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

In addition to the $75.0 million revolving credit facility discussed above, we also have credit facilities related to our clearinghouses in order to meet liquidity requirements. These credit facilities which are available in multiple currencies, primarily Swedish Krona, totaled $257.4 million at June 30, 2008, of which $6.8 million was drawn.

Broker-Dealer Net Capital Requirements

Our broker-dealer subsidiaries, Nasdaq Execution Services, LLC and NASDAQ Options Services, are subject to regulatory requirements intended to ensure their general financial soundness and liquidity, which require that they comply with minimum capital requirements. At June 30, 2008, Nasdaq Execution Services was required to maintain minimum net capital of $0.3 million and had total net capital of approximately $10.2 million or $9.9 million in excess of the minimum amount required. At June 30, 2008, NASDAQ Options Services was also required to maintain minimum net capital of $0.3 million and had total net capital of approximately $4.6 million or $4.3 million in excess of the minimum amount required.

Other Capital Requirements

The NASDAQ Options Market launched on March 31, 2008, with the first option trade occurring on that date. The NASDAQ Options Market is required to maintain certain minimum levels of net capital under our clearing arrangement with The Options Clearing Corporation. The initial requirement for the first three months of membership was $2.5 million and decreased to $2.0 million after the initial period.

Derivative Clearing Operations Regulatory Capital Requirements

We are required to maintain minimum levels of regulatory capital for our Nordic Exchange clearing operations. The level of regulatory capital required to be maintained is dependent upon many factors including market conditions and creditworthiness of the counterparty. At June 30, 2008, we had regulatory capital of $137.0 million in trading securities comprised of Swedish government debt securities.

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

Interest Rate Risk

The majority of our financial assets and liabilities are based on floating rates and fixed rates with an outstanding maturity or reset date falling in less than one year. The following table summarizes our significant exposure to interest rate risk as of June 30, 2008:

	Financial Assets	Financial Liabilities	Currency Forwards	Total Net Exposure	Negative impact of a 100 bp adverse shift in interest rate (2)
	(in millions)
Floating rate (1) positions in:
U.S. Dollars	$588.5	$1,050.0	$(312.0)	$(773.5)	$7.7
Swedish Krona	103.9	—	(56.8)	47.1	0.5
Euro	11.5	—	(55.7)	(44.2)	0.4
Danish Krona	5.1	—	119.4	124.5	1.2
Norwegian Krona	—	—	337.2	337.2	3.4

Fixed rate positions in:
U.S. Dollars	—	593.0	—	(593.0)	—
Swedish Krona (3)	137.0	—	—	137.0	1.3

Total	$846.0	$1,643.0	$32.1	$(764.9)	$14.5

(1)	Includes floating rate and fixed interest rates with a maturity or reset date due within 12 months.
(2)	Annualized impact of a 100 basis point parallel adverse shift in the yield curve.
(3)	Consists of our Swedish government debt securities, which are classified as trading investment securities, and include interest rate securities with an average duration of 2.25 years.

In order to hedge interest rate exposures, we may enter into interest rate derivative instruments, such as swaps, with counterparties that meet minimum creditworthiness and rating standards.

We are exposed to cash flow risk on floating rate positions. Because we are a net lender in Swedish, Norwegian and Danish Krona including currency forward positions, when interest rates in these currencies decrease, net interest and investment income decreases. Based on June 30, 2008 positions, each 1.0% increase in the Swedish, Norwegian and Danish Krona interest rates would impact annual pre-tax income by $5.1 million in total as reflected in the table above. Because we are a net borrower in U.S. dollars and Euro including currency forward positions, when interest rates in these currencies increase, our net interest cost increases. Based on June 30, 2008 positions, a 1.0% increase in U.S. dollar interest rates would impact annual pre-tax income by $7.7 million and a 1.0% increase in Euro interest rates would impact annual pre-tax income by $0.4 million.

We are exposed to a price risk on our fixed rate positions held in our Swedish government debt securities portfolio. At June 30, 2008, fixed rate positions with an average outstanding maturity or reset date falling in more than one year amounted to $46.0 million. A shift of 1.0% of the interest rate curve would in aggregate impact the fair value of these positions by approximately $3.2 million. The average duration of the portfolio was 2.25 years. The net effect of such a yield curve shift taking into account the change in fair value and the increase in interest income would impact annual pre-tax income by $1.3 million.

Foreign Currency Exchange Rate Risk

As an international company, we are subject to currency translation risk. Some of our assets, liabilities, revenues and expenses are denominated in Swedish, Danish and Icelandic Krona and Euro. Assets, liabilities, revenues and expenses of foreign subsidiaries are generally denominated in the local functional currency of such subsidiaries.

Our primary exposure to foreign denominated earnings for the three months ended June 30, 2008 is presented by foreign currency in the following table:

	Swedish Krona	Euro	Danish Krona	Icelandic Krona
	(in millions, except currency rate)
Average foreign currency rate to the U.S. dollar second quarter 2008	0.1671	1.5623	0.2095	0.0131
Average foreign currency rate to the U.S. dollar in second quarter 2007	0.1457	1.3478	0.1810	0.0157
Foreign denominated operating income	$(3.3)	$35.6	$3.2	$3.4
Impact of the currency fluctuations(1)	$(0.1)	$7.6	$0.1	$—

(1)	Represents the impact of currency fluctuations for the three months ended June 30, 2008 compared to the same period in 2007.

Our significant exposure to net investments in foreign currencies is presented below:

Equity Risk

	Net Investment	Impact on Consolidated Equity of a 10% Decrease in Foreign Currency
	(millions of dollars)
Swedish Krona	$266.5	$26.6
Euro	112.6	11.3
Danish Krona	114.9	11.5
Norwegian Krona	75.1	7.5

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

Our subsidiaries, Nasdaq Execution Services and NASDAQ Options Services may be exposed to credit risk, due to the default of trading counterparties, in connection with the clearing and routing services Nasdaq Execution Services and NASDAQ Options Services provides for our trading customers. System trades in NASDAQ-listed securities, NYSE-listed securities and trades routed to other market centers for Exchange members are cleared by Nasdaq Execution Services, as a member of the NSCC. System trades in derivative contracts for the opening and closing cross and trades routed to other market centers for Exchange members are cleared by NASDAQ Options Services, as member of the OCC.

Pursuant to the rules of the NSCC and Nasdaq Execution Services’ clearing agreement, Nasdaq Execution Services is liable for any losses incurred due to counterparty or a clearing agent’s failure to satisfy its contractual obligations, either by making payment or delivering securities. Pursuant to the rules of the OCC and NASDAQ Options Services’ clearing agreement, NASDAQ Options Services is also liable for any losses incurred due to counterparty or a clearing agent’s failure to satisfy its contractual obligations, either by making payment or delivering securities. Adverse movements in the prices of securities and derivative contracts that are subject to these transactions can increase our credit risk. However, we believe that the risk of material loss is limited, as Nasdaq Execution Services’ and NASDAQ Options Services’ customers are not permitted to trade on margin and NSCC and OCC rules limit counterparty risk on self-cleared transactions by establishing credit limits and capital deposit requirements for all brokers that clear with NSCC and OCC. Both Nasdaq Execution Services and NASDAQ Options Services have never incurred a liability due to a customer’s failure to satisfy its contractual obligations as counterparty to a system trade. Credit difficulties or insolvency or the perceived possibility of credit difficulties or insolvency of one or more larger or visible market participants could also result in market-wide credit difficulties or other market disruptions.

In addition, through our Nordic Exchange clearing operations, we act as a counterparty in each transaction and thereby guarantee the fulfillment of each contract. We are required to pledge collateral for commitments with other clearinghouses. The amount of these commitments is calculated on the gross exposure between the clearinghouses. As collateral for these obligations, we have obtained bank guarantees, which are guaranteed by us through counter indemnities. At June 30, 2008 these bank guarantees totaled $513.3 million. We require our customers to pledge collateral and meet certain minimum financial standards to mitigate the risk if they become unable to satisfy their obligations. At June 30, 2008, total customer pledged collateral was $2.7 billion. The pledge collateral is held by a custodian bank. We believe that the potential for us to be required to make payments under these arrangements is unlikely. Accordingly, no contingent liability is recorded in the Condensed Consolidated Balance Sheets for these arrangements.

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

Contractual Obligations and Contingent Commitments

NASDAQ OMX has contractual obligations to make future payments under debt obligations by contract maturity, minimum rental commitments under non-cancelable operating leases, net and other obligations. The following table shows these contractual obligations:

	Payments due by period
Contractual Obligations	Total	Remainder of 2008	2009-2010	2011-2012	2013-thereafter
	(in millions)
Debt obligations by contract maturity (Note 8, “Debt Obligations”)(1)	$1,890.0	$76.4	$354.3	$885.7	$573.6
Minimum rental commitments under non-cancelable operating leases, net	373.6	25.1	93.5	76.7	178.3
Other obligations	12.5	11.3	1.2	—	—

Total	$2,276.1	$112.8	$449.0	$962.4	$751.9

(1)

Our debt obligations include both our expected principal and interest obligations. We used the weighted-average interest rate of 4.64% at June 30, 2008 to compute the amount of the contractual obligation for interest on the variable rate debt obligations. For our 3.75% convertible notes, the contractual obligation for interest was calculated on a 360 day basis at the contractual fixed rate of 3.75% multiplied by the remaining aggregate principal amount of $120.1 million at June 30, 2008. The 2.50% convertible senior notes contractual obligation for interest was calculated on a 360 day basis at the contractual fixed rate of 2.50% multiplied by the aggregate principal amount of $475.0 million at June 30, 2008.

In addition to the above obligations, in 2007 we entered into definitive agreements to acquire certain business from Nord Pool. The proposed acquisition of certain business of Nord Pool is expected to close in the second half of 2008. See “Proposed Acquisition of Certain Businesses from Nord Pool ASA,” in Note 15, “Commitments, Contingencies and Guarantees,” to the condensed consolidated financial statements for further discussion.

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

(b). Internal controls over financial reporting. On February 27, 2008, Nasdaq completed its acquisition of OMX. Management has considered the transaction material to the results of operations, cash flows and financial position from the date of the acquisition through June 30, 2008, and believes that the internal controls and procedures of OMX have a material effect on internal controls over financial reporting. In accordance with SEC guidance, management has elected to exclude OMX from its December 31, 2008 assessment of and report on internal controls over financial reporting. NASDAQ OMX is currently in the process of incorporating the internal controls and procedures of OMX into the internal controls over financial reporting for our assessment of and report on internal controls over financial reporting for December 31, 2009. There have been no other changes in NASDAQ OMX’s internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during NASDAQ OMX’s 2008 fiscal first six months that have materially affected, or are reasonably likely to materially affect, NASDAQ OMX’s internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently a party to any litigation that we believe could have a material adverse effect on our business, consolidated financial condition, or operating results. However, from time to time, we have been threatened with, or named as a defendant in, lawsuits or involved in regulatory proceedings.

Item 1A.	Risk Factors

The risks listed below reflect only material changes to the risk factors we disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008. Please refer to these reports to read about the additional risk factors we face.

Risks Relating to Our Business

We may not be able to successfully combine the Nasdaq, OMX and PHLX businesses.

Rationalizing, coordinating and integrating the operations of Nasdaq, OMX and PHLX involves complex technological, operational and personnel-related challenges. This process is time-consuming and expensive and may disrupt our business. The difficulties, costs and delays that could be encountered may include:

•	unforeseen difficulties, costs or complications in combining the companies’ operations, which could lead to us not achieving the synergies we anticipate;

•	unanticipated incompatibility of systems and operating methods;

•	inability to use capital assets efficiently to develop the business of the combined company;

•	the difficulty of complying with government-imposed regulations in both the United States and Europe, which may be different from each other;

•	resolving possible inconsistencies in standards, controls, procedures and policies, business cultures and compensation structures between Nasdaq, OMX and PHLX;

•	the diversion of management’s attention from ongoing business concerns and other strategic opportunities;

•	the integration of Nasdaq’s, OMX’s and PHLX’s respective businesses, operations and workforces;

•

unforeseen difficulties in operating acquired businesses in parallel with similar businesses that Nasdaq operated previously, including unforeseen difficulties in operating the PHLX options market in parallel with the NASDAQ Options Market;

•	unforeseen difficulties in operating businesses Nasdaq has not operated before, such as PHLX’s trading floor and futures and clearing businesses;

•	unanticipated difficulty of integrating multiple acquired businesses simultaneously;

•	the retention of key employees and the management of Nasdaq, OMX and PHLX;

•

the implementation of disclosure controls, internal controls and financial reporting systems at OMX to enable us to comply with U.S. GAAP and U.S. securities laws and regulations, including the Sarbanes Oxley Act of 2002, required as a result of our status as a reporting company under the Exchange Act;

•	the coordination of geographically separate organizations;

•	the coordination and consolidation of ongoing and future research and development efforts;

•	possible tax costs or inefficiencies associated with integrating the operations of the combined company;

•	the retention and recruitment of management and employees to support existing and new aspects of the combined company’s business and new technology development;

•	pre-tax restructuring and revenue investment costs;

•	the retention of strategic partners and attracting new strategic partners; and

•	negative impacts on employee morale and performance as a result of job changes and reassignments.

For these reasons, the combined company may not achieve the anticipated financial and strategic benefits, including cost savings from operational efficiencies and synergies, from the combination of the businesses of Nasdaq, OMX and PHLX, and any actual cost savings and synergies may be lower than we currently expect and may take a longer time to achieve than we currently anticipate, and we may fail to realize any of the anticipated benefits of the combination of the three companies.

We will need to invest in our operations to integrate OMX, PHLX and other transactions and to maintain and grow our business, and we may need additional funds to do so.

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

In addition to our debt obligations, we will need to continue to invest in our operations for the foreseeable future to integrate OMX, PHLX and other acquired businesses. If we do not achieve the expected operating results, we will need to reallocate our cash resources. This may include borrowing additional funds to service debt payments, which may impair our ability to make investments in our business or to integrate OMX, PHLX and other acquired businesses.

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

Our indebtedness as of June 30, 2008 was approximately $1.6 billion. In connection with the closing of our combination with OMX on February 27, 2008, we incurred a significant amount of indebtedness, including the issuance of $475 million aggregate principal amount of 2.50% convertible senior notes due 2013 and the borrowing of $1,050.0 million of senior secured loans under the Credit Facilities. In addition, on July 24, 2008 in connection with our acquisition of PHLX, we borrowed $650.0 million of senior secured loans under the Credit Facilities. We may also borrow up to an additional: (i) $75.0 million under a revolver and (ii) $300.0 million under a delayed draw term loan facility in connection with our acquisition of certain businesses of Nord Pool.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases made in the fiscal quarter ended June 30, 2008 (in whole number of shares):

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Units)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 2008	372	$41.12	—	—
May 2008	16,079	38.27	—	—
June 2008	146	$32.75	—	—

Total	16,597	—	—	—

The shares repurchased during the second quarter of 2008 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

At our annual meeting of stockholders on May 21, 2008, the following matters set forth in our Proxy Statement dated April 17, 2008, which was filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, were voted upon with the results indicated below.

1.	The nominees listed below were elected directors for one-year terms with the respective votes set forth opposite their names.

	For	Withheld
Soud Ba’alawy	113,469,473	6,136,126
Urban Bäckström	116,947,518	2,658,081
H. Furlong Baldwin	116,851,953	2,753,646
Michael Casey	116,456,858	3,148,741
Lon Gorman	116,478,108	3,127,491
Robert Greifeld	113,460,627	6,144,972
Glenn H. Hutchins	116,458,090	3,147,509
Birgitta Kantola	116,501,422	3,104,177
Essa Kazim	113,500,494	6,105,105
John D. Markese	116,348,711	3,256,888
Hans Munk Nielsen	116,950,463	2,655,136
Thomas F. O’Neill	111,783,768	7,821,831
James S. Riepe	116,880,059	2,725,540
Michael R. Splinter	116,500,700	3,104,899
Lars Wedenborn	116,952,091	2,653,508
Deborah L. Wince-Smith	116,964,273	2,641,326

2.	A proposal seeking ratification of the appointment of Ernst & Young LLP as NASDAQ OMX’s independent registered public accounting firm for the fiscal year ending December 31, 2008, was approved, with 118,182,196 votes cast for, 1,326,351 votes cast against, and 97,052 abstentions.

3.	A proposal seeking approval of NASDAQ OMX’s amended and restated equity incentive plan to, among other things, increase the number of authorized shares under the plan, was approved, with 88,768,473 votes cast for, 4,855,607 votes cast against, 121,096 abstentions and 25,860,423 broker non-votes.

Item 5.	Other Information

None

Item 6.	Exhibits

The exhibits required by this item are listed on the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE NASDAQ OMX GROUP, INC.
(Registrant)

Date: August 8, 2008	By:	/s/ ROBERT GREIFELD
	Name:	Robert Greifeld
	Title:	Chief Executive Officer

Date: August 8, 2008	By:	/s/ DAVID P. WARREN
	Name:	David P. Warren
	Title:	Executive Vice President and Chief Financial Officer

Index

Exhibit Number
10.1	Board Compensation Policy, approved as of April 16, 2008.

10.2	First Amendment to Regulatory Services Agreement, dated as of March 28, 2008, among FINRA and The NASDAQ Stock Market LLC.

11	Statement regarding computation of per share earnings (incorporated herein by reference from Note 11 to the condensed consolidated financial statements under Part I, Item 1 of this Form 10-Q).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.