Form 10-Q
period 2008-09-30
NASDAQ OMX GROUP, INC.
filed 2008-11-07
CIK 1120193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2008
Common Stock, $.01 par value per share	200,197,288 shares

The NASDAQ OMX Group, Inc.

Form 10-Q

For the Quarterly Period Ended September 30, 2008

i

About This Form 10-Q

The NASDAQ OMX Group, Inc. is a holding company created by the business combination of The Nasdaq Stock Market, Inc. and OMX AB (publ) which was completed on February 27, 2008. Under the purchase method of accounting, Nasdaq was treated as the accounting and legal acquirer in this business combination. As such, Nasdaq is the predecessor reporting entity of NASDAQ OMX and the results of operations of OMX are only included in NASDAQ OMX’s consolidated results of operations from February 27, 2008.

Throughout this Form 10-Q, unless otherwise specified:

•	“NASDAQ OMX,” “we,” “us” and “our” refer to The NASDAQ OMX Group, Inc.

•	“Nasdaq” refers to The Nasdaq Stock Market, Inc., as that entity operated prior to the business combination with OMX.

•	The “NASDAQ Exchange” and “The NASDAQ Stock Market” refer to The NASDAQ Stock Market LLC and its wholly-owned subsidiaries.

•	“OMX” refers to OMX AB (publ), as that entity operated prior to the business combination with Nasdaq.

•

“Nordic Exchange” refers to collectively, the OMX Nordic Exchange Stockholm, the NASDAQ OMX Copenhagen Exchange (formerly OMX Nordic Exchange Copenhagen), the NASDAQ OMX Helsinki Exchange (formerly OMX Nordic Exchange Helsinki), the NASDAQ OMX Iceland Exchange (formerly OMX Nordic Exchange Iceland), the Tallinn Stock Exchange, the Riga Stock Exchange and the Vilnius Stock Exchange.

•	“PHLX” refers to the Philadelphia Stock Exchange, Inc. and its subsidiaries.

•	“SEK” or “Swedish Krona” refers to the lawful currency of Sweden.

•	“NOK” refers to the lawful currency of Norway.

This Quarterly Report on Form 10-Q includes market share and industry data that we obtained from industry publications and surveys, reports of governmental agencies and internal company surveys. Industry publications and surveys generally state that the information they contain has been obtained from sources believed to be reliable, but we cannot assure you that this information is accurate or complete. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Statements as to our market position are based on the most currently available market data. For market comparison purposes, The NASDAQ Stock Market data in this Quarterly Report on Form 10-Q for initial public offerings, or IPOs, is based on data provided by Thomson Financial, which does not include best efforts underwritings, and we have chosen to exclude closed-end funds; therefore, the data may not be comparable to other publicly-available initial public offering data. Data in this Quarterly Report on Form 10-Q for secondary offerings for The NASDAQ Stock Market is also based on data provided by Thomson Financial. Data in this Quarterly Report on Form 10-Q for new listings of equity securities on The NASDAQ Stock Market is based on data generated internally by us, which includes best efforts underwritings and issuers that switched from other listing venues, closed-end funds and exchange traded funds, or ETFs. OMX data in this Quarterly Report on Form 10-Q for IPOs and new listings of equities securities on the Nordic Exchange is also based on data generated internally by us. IPOs, secondary offerings and new listings data is presented as of period end. While we are not aware of any misstatements regarding industry data presented herein, our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed in the “Risk Factors” section in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

ii

Forward-Looking Statements

The U.S. Securities and Exchange Commission, or SEC, encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains these types of statements. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words or terms of similar substance used in connection with any discussion of future operating results or financial performance identify forward-looking statements. These include, among others, statements relating to:

•	2008 or 2009 outlook;

•	the scope, nature or impact of acquisitions, dispositions, investments or other transactional activities;

•	the integration of the businesses of our recently acquired businesses, including accounting decisions relating thereto;

•	the effective dates for and expected benefits of ongoing initiatives; and

•	the outcome of any litigation and/or government investigation to which we are a party and other contingencies.

Forward-looking statements involve risks and uncertainties. Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements include, among others, the following:

•	our operating results may be lower than expected;

•

our ability to successfully integrate the businesses of our recently acquired businesses, including the fact that such integration may be more difficult, time consuming or costly than expected and our ability to realize synergies from the business combination with OMX and our other acquisitions;

•	loss of significant trading volume or listed companies;

•	covenants in our credit facilities, indentures and other agreements governing our indebtedness which may restrict the operation of our business;

•	economic, political and market conditions and fluctuations, including interest rate and foreign currency risk, inherent in U.S. and international operations;

•	government and industry regulation; and

•	adverse changes that may occur in the securities markets generally.

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the uncertainty and risk resulting from such uncertainty in connection with any forward-looking statements that we make. These risk factors are more fully described under the caption Part 2. “Item 1A. Risk Factors,” in the Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2008, June 30, 2008 and September 30, 2008. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. You should carefully read this entire Form 10-Q, including “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our condensed consolidated financial statements and the related notes. Except as required by the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

The NASDAQ OMX Group, Inc.

PART 1—FINANCIAL INFORMATION

Item 1. Financial Statements

The NASDAQ OMX Group, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues
Market Services	$879,260	$578,668	$2,300,308	$1,561,550
Issuer Services	85,047	73,229	248,337	210,321
Market Technology	24,942	—	74,622	—
Other	1,131	64	2,417	235

Total revenues	990,380	651,961	2,625,684	1,772,106
Cost of revenues
Liquidity rebates	(484,366)	(291,240)	(1,215,904)	(754,743)
Brokerage, clearance and exchange fees	(106,976)	(150,777)	(352,257)	(416,674)

Total cost of revenues	(591,342)	(442,017)	(1,568,161)	(1,171,417)

Revenues less liquidity rebates, brokerage, clearance and exchange fees	399,038	209,944	1,057,523	600,689

Operating Expenses
Compensation and benefits	105,998	51,971	294,576	145,948
Marketing and advertising	7,067	4,146	12,925	13,247
Depreciation and amortization	27,871	9,662	65,729	29,296
Professional and contract services	16,822	6,433	53,166	23,466
Computer operations and data communications	16,418	6,642	41,989	22,754
Occupancy	18,839	8,219	47,767	26,059
Regulatory	7,091	7,668	22,050	21,504
Merger expenses	8,475	—	15,888	—
General, administrative and other	25,401	31,497	50,536	54,456

Total operating expenses	233,982	126,238	604,626	336,730

Operating income	165,056	83,706	452,897	263,959
Other income (expense), net	(65,588)	452,875	(5,921)	397,707
Minority interests	(249)	—	(1,329)	96

Income before income taxes	99,219	536,581	445,647	661,762
Income tax provision	39,103	171,588	162,531	222,324

Net income	$60,116	$364,993	$283,116	$439,438

Basic and diluted earnings per share:
Basic	$0.30	$3.23	$1.51	$3.90

Diluted	$0.28	$2.41	$1.42	$2.94

See accompanying notes to condensed consolidated financial statements.

The NASDAQ OMX Group, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and par value amounts)

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$737,900	$1,325,314
Financial investments, at fair value	194,062	—
Receivables, net	375,625	249,524
Deferred tax assets	36,595	10,794
Market value, outstanding derivative positions	761,740	—
Other current assets	214,990	96,385

Total current assets	2,320,912	1,682,017
Property and equipment, net	192,800	64,523
Non-current deferred tax assets	191,912	63,279
Goodwill	4,681,759	980,736
Intangible assets, net	2,407,257	181,612
Other assets	424,006	7,230

Total assets	$10,218,646	$2,979,397

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$287,773	$115,114
Section 31 fees payable to SEC	14,358	103,574
Accrued personnel costs	132,706	64,625
Deferred revenue	124,152	60,537
Other accrued liabilities	202,877	58,540
Deferred tax liabilities	31,262	8,807
Market value, outstanding derivative positions	761,740	—
Current portion of debt obligations	206,250	—

Total current liabilities	1,761,118	411,197
Debt obligations	2,349,919	118,438
Non-current deferred tax liabilities	1,020,486	91,811
Non-current deferred revenue	125,224	94,045
Other liabilities	203,501	55,623

Total liabilities	5,460,248	771,114
Minority interests	3,758	—

Stockholders’ equity
Common stock, $0.01 par value, 300,000,000 shares authorized, shares issued: 200,416,069 at September 30, 2008 and 139,096,762 at December 31, 2007; shares outstanding: 200,143,283 at September 30, 2008 and 138,869,150 at December 31, 2007	2,011	1,393
Preferred stock, 30,000,000 shares authorized, none issued or outstanding	—	—
Additional paid-in capital	3,488,964	1,189,224
Common stock in treasury, at cost: 272,786 shares at September 30, 2008 and 227,612 shares at December 31, 2007	(13,147)	(8,035)
Accumulated other comprehensive income (loss)	(36,702)	(4,697)
Retained earnings	1,313,514	1,030,398

Total stockholders’ equity	4,754,640	2,208,283

Total liabilities, minority interests and stockholders’ equity	$10,218,646	$2,979,397

See accompanying notes to condensed consolidated financial statements.

The NASDAQ OMX Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2008	2007
Cash provided by operating activities
Net income	$283,116	$439,438
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	65,729	29,296
Share-based compensation	18,471	11,880
Income tax benefit related to share-based compensation	(4,879)	(9,392)
Provision for bad debts	(2,722)	2,292
Loss on the early extinguishment and refinancing of debt obligations	—	5,836
Impairment of intangible assets	7,283	—
(Gain) loss on foreign currency contracts	10,551	(25,748)
Deferred taxes, net	(61,758)	(20,053)
Income from unconsolidated investees, net	(27,478)	—
Clearing contract charge	—	10,620
Strategic initiative costs	—	26,511
Gain on sale of strategic initiative	—	(431,383)
Foreign currency translation adjustment	(22,172)	—
Other non-cash items included in net income	2,389	(2,304)
Net change in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	18,122	(58,374)
Other assets	(19,559)	22,710
Accounts payable and accrued expenses	47,925	(16,639)
Section 31 fees payable to SEC	(89,216)	(40,389)
Accrued personnel costs	(47,511)	(8,439)
Deferred revenue	(2,045)	40,148
Other accrued liabilities	(630)	178,890
Other liabilities	(9,168)	(37,910)

Cash provided by operating activities	166,448	116,990

Cash flows from investing activities
Purchases of trading investment securities	(72,057)	—
Purchases of available-for-sale investments, net	—	(80,400)
Proceeds from maturities of available-for-sale investments	—	47,910
Proceeds from sales and redemptions of available-for-sale investments	14,611	1,859,430
Purchases of foreign currency contracts	(12,500)	(12,988)
Settlement of foreign currency contracts	66,515	67,937
Acquisitions of businesses, net of cash and cash equivalents acquired	(2,740,079)	(8,000)
Purchases of property and equipment	(39,035)	(13,677)
Other	—	348

Cash provided by (used in) investing activities	(2,782,545)	1,860,560
Cash flows from financing activities
Proceeds from debt obligations, net of debt issuance costs	2,425,767	—
Payments of debt obligations	(390,418)	(1,060,823)
Issuances of common stock, net of treasury stock purchases	5,509	10,548
Income tax benefit related to share-based compensation	4,879	9,392

Cash provided by (used in) financing activities	2,045,737	(1,040,883)

Effect of exchange rate changes on cash and cash equivalents	(17,054)	—

Increase (decrease) in cash and cash equivalents	(587,414)	936,667
Cash and cash equivalents at beginning of period	1,325,314	321,995

Cash and cash equivalents at end of period	$737,900	$1,258,662

Supplemental Disclosure Cash Flow Information
Cash paid for:
Interest	$36,816	$72,168
Income taxes, net of refund	$215,953	$97,253

See accompanying notes to condensed consolidated financial statements.

The NASDAQ OMX Group, Inc

Notes to Condensed Consolidated Financial Statements

1. Organization and Nature of Operations

On February 27, 2008, Nasdaq and OMX combined their businesses and Nasdaq was renamed The NASDAQ OMX Group, Inc. NASDAQ OMX is a holding company that through its subsidiaries operates The NASDAQ Stock Market, NASDAQ OMX PHLX and The NASDAQ Options Market in the United States, the Nordic Exchange in the Nordic-Baltic region and NASDAQ OMX Europe in Europe. NASDAQ OMX also operates certain other related businesses through other subsidiaries.

NASDAQ OMX is a leading global exchange group that, through its subsidiaries, provides securities listing, trading and data products and services and market technology solutions. NASDAQ OMX has operations around the world, spanning developed and emerging markets. Its global offerings include trading across multiple asset classes, capital formation solutions, financial services and exchanges technology, market data products, and financial indexes.

Our revenue sources are diverse and include revenues from transaction services, market data products and services, broker services, listing fees, insurance products, shareholder, directors and newswire services, financial products and market technology. The NASDAQ Exchange is the largest electronic equity securities market in the United States in terms of traded share volume. As of September 30, 2008, the NASDAQ Exchange was home to 3,062 listed companies with a combined market capitalization of approximately $3.4 trillion. The Nordic Exchange is the largest securities marketplace in Northern Europe. As of September 30, 2008, the Nordic Exchange was home to 841 listed companies with a combined market capitalization of approximately $0.8 trillion.

We manage, operate and provide our products and services in three business segments: Market Services, Issuer Services and Market Technology.

Market Services. Our Market Services segment includes our U.S., Nordic and European Transaction Services business (cash equity and derivative trading), as well as our Market Data and Broker Services businesses. Our transaction-based platforms in the U.S. provide our market participants with the ability to access, process, display and integrate orders and quotes for cash equities and derivatives. The platforms allow us to route and execute buy and sell orders as well as report transactions for equity and derivatives providing fee-based revenues. Our European operations include trading and clearing revenues from equities and derivatives traded on the Nordic Exchange and NASDAQ OMX Europe.

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

Issuer Services. Our Issuer Services segment includes our U.S. and European Listing Services and Financial Products businesses. In the U.S., companies listed on The NASDAQ Stock Market represent a diverse array of industries including information technology, financial services, healthcare, consumer products and industrials. There are three types of fees applicable to companies that list on The NASDAQ Stock Market: annual, listing and listing of additional share fees. Our European Listing Services business generates revenues through fees paid by companies listed on the Nordic Exchange that are directly related to the listed company’s market capitalization. In addition, our Listing Services business includes revenues generated through our insurance agency business, shareholder, directors and newswire services (Corporate services). We also develop and license financial products and associated derivatives based on NASDAQ OMX indexes. These include the PowerShares QQQ, which is an ETF based on the NASDAQ-100 Index. We also generate revenues by licensing and listing third-party structured products and third-party sponsored ETFs.

Market Technology. The Market Technology segment delivers technology and services to marketplaces throughout the world. Market Technology provides technology solutions for trading, clearing and settlement information dissemination, and also offers facility management integration and advisory services. Revenues are derived from three primary sources: licensing, support and project revenues, facility management services revenues and other revenues. License, support and project revenues are derived from the system solutions developed and sold by NASDAQ OMX. After we have developed and sold a system solution, the customer licenses the right to use the software. Facility management services revenues are derived when NASDAQ OMX assumes responsibility for the continuous operation of a system platform for a customer and receives facility management services revenues. Other revenues are derived from the amortization of the deferred revenue related to our contribution of technology licenses to the Dubai International Financial Exchange, or DIFX, and advisory services. See “Equity Investment in DIFX,” of Note 3, “Business Combinations,” for further discussion of our transaction with DIFX.

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

We also completed our previously announced acquisitions of PHLX on July 24, 2008 and the Boston Stock Exchange, or BSX, on August 29, 2008. Both acquisitions have also been treated as purchases for accounting purposes, with NASDAQ OMX treated as the acquirer. The condensed consolidated financial statements and accompanying notes included in this Form 10-Q include the financial results of PHLX and BSX from the date of acquisition.

The condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, and include the accounts of NASDAQ OMX, its wholly-owned subsidiaries and other entities in which NASDAQ OMX has a controlling financial interest. All significant intercompany accounts and transactions have been eliminated in consolidation. We consolidate those entities in which we are the primary beneficiary of a variable-interest entity, or VIE, as defined in FIN 46(R), “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, or ARB No. 51, (revised),” or where we have a controlling financial interest in accordance with ARB No. 51. When NASDAQ OMX is not the primary beneficiary of a VIE or does not have a controlling interest in an entity but exercises significant influence over the entity’s operating and financial policies, such investment is accounted for under the equity method of accounting in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” or APB 18.

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

Foreign Currency Translation

In accordance with Statement of Financial Accounting Standards, or SFAS, No. 52, “Foreign Currency Translation,” or SFAS 52, foreign denominated assets and liabilities are remeasured into the functional currency at exchange rates in effect at the balance sheet date through the income statement. Gains or losses resulting from foreign currency transactions are included in general, administrative and other expense in the Condensed Consolidated Statements of Income.

Translation gains or losses resulting from translating our subsidiaries’ financial statements from the local functional currency to the reporting currency, net of tax, is included in stockholders’ equity. Assets and liabilities are generally translated at the balance sheet date while revenues and expenses are recorded at the date the transaction occurs or at an applicable average rate.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and all non-restricted highly liquid investments with original maturities of three months or less at the time of purchase. Cash equivalents are carried at cost plus accrued interest, which approximates fair value due to the short maturities of these investments. As of September 30, 2008 our cash and cash equivalents included $355.9 million of restricted cash which is not available for general use by us. Cash totaling $320.0 million was being held in a segregated account for our acquisition of Nord Pool’s clearing, international derivatives and consulting subsidiaries, which was completed on October 21, 2008. The remainder of the restricted cash is not available for general use by us due to regulatory requirements.

Financial Investments

Financial investments include debt and equity securities and are classified within both the trading and available-for-sale categories. Debt securities that are bought principally for regulatory purposes and which are generally sold in the near term are classified as trading investment securities. Trading investment securities are included in financial investments, at fair value in the Condensed Consolidated Balance Sheets and changes in fair value are included in investment income within other income (expense), net in the Condensed Consolidated Statements of Income. Long-term available-for-sale investment securities are carried at fair value in the Condensed Consolidated Balance Sheets in other assets with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Our long-term available-for-sale securities at September 30, 2008 represent equity securities in other foreign stock exchanges. Realized gains and losses on these securities are included in earnings upon disposition of the securities using the specific identification method. In addition, realized losses are recognized when management determines that a decline in value is other-than-temporary, which requires judgment regarding the amount and timing of recovery. Indicators of other-than-temporary impairment for debt securities include issuer downgrade, default, or bankruptcy. We also consider the extent to which cost exceeds fair value, the duration of that difference and management’s judgment about the issuer’s current and prospective financial condition, as well as our intent and ability to hold the security until recovery of the unrealized losses.

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

Derivative Financial Instruments and Hedging Activities

To the extent that we engage in any hedging activity, we account for our hedging activity in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or SFAS 133. At September 30, 2008, we held derivative financial instruments which were designated and qualified for hedge accounting. Derivative financial instruments which are designated or qualify for hedge accounting, are recognized on the balance sheet at fair value as either assets or liabilities. The fair value of our derivative financial instruments are determined using either market quotes or valuation models that are based upon the net present value of estimated future cash flows and incorporate current market data inputs. We report our derivative assets in other current assets and our derivative liabilities in accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets. Any ineffectiveness is recorded in earnings. The accounting for the change in the fair value of a derivative financial instrument depends on its intended use and the resulting hedge designation, if any. As of September 30, 2008, our derivative financial instruments which were designated and qualified for hedge accounting were cash flow hedges of our floating rate debt. As such, the accounting for the change in fair value of the derivative was included in accumulated other comprehensive income in the Condensed Consolidated Balance Sheets. Any ineffectiveness would impact earnings through interest expense. There was no material ineffectiveness recorded in earnings for the three or nine months ended September 30, 2008. We also use derivatives as economic hedges that are not designed as accounting hedges or do not qualify for hedge accounting treatment. For further discussion of hedging activities, see below and Note 13, “Derivative Financial Instruments and Hedging Activities.”

Non-Designated Derivatives

For derivative financial instruments that do not qualify for hedge accounting or are not designated as hedges, changes in fair value are reported in current period earnings, in other income (expense), net in the Condensed Consolidated Statements of Income. As of September 30, 2008, we had open foreign currency contracts hedging currency risk in our receivables as well as in connection with the Nord Pool transaction.

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

Clearing and Depository Items

Clearing items represent cash, receivables and payables for open securities transactions cleared for participants through the Stock Clearing Corporation of Philadelphia, or SCCP, clearing system. NASDAQ OMX earns interest income on these cash balances. SCCP participants are required to contribute to the participants’ fund. Amounts are dependent on the nature and volume of services utilized by the participant. The fund is designed to provide security for participants’ obligations to SCCP and is available to protect against the possibility of certain losses and is necessary to meet participant fund requirements of National Securities Clearing Corporation, or NSCC, and/or the Depository Trust and Clearing Corporation, or DTCC. SCCP determined each participants contribution based on approved formulas and were applied to all SCCP participants on a uniform non-discriminatory basis.

Clearing and depository assets primarily include $6.1 million of cash of which $3.0 million is restricted cash. Clearing and depository liabilities primarily include participant fund deposits of $3.4 million and advances to corporate accounts of $2.9 million. The clearing and depository assets are included in other current assets and offsetting clearing and depository liabilities are included in other accrued liabilities in the Condensed Consolidated Balance Sheets.

On October 30, 2008, NASDAQ OMX announced that it will discontinue SCCP operations effective December 31, 2008. See Note 18, “Subsequent Events,” for further discussion.

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

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of a business acquired. In connection with SFAS No. 142, “Goodwill and Other Intangible Assets,” or SFAS 142, we are required to test goodwill for impairment at the reporting unit level annually, or in interim periods if certain events occur indicating that the carrying value may be impaired. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill is less than the carrying value. There was no impairment of goodwill in the first nine months of 2008 or 2007.

Intangible Assets, net

Intangible assets, net, primarily include exchange registrations, customer relationships, trade names and technology. Intangible assets with finite lives are amortized on a straight-line basis over their estimated average useful lives as follows:

•	Technology: 1.5—10 years

•	Customer relationships: 7—28 years

•	Other: 4.5—5 years

In connection with SFAS 142, intangible assets deemed to have indefinite useful lives are not amortized and are subject to annual impairment tests. Impairment exists if the carrying value of the indefinite-lived intangible asset exceeds its fair value. For finite lived intangible assets subject to amortization, impairment is considered upon certain “triggering events” and is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible asset. There was no impairment of indefinite-lived intangible assets in the first nine months of 2008 or 2007.

Valuation of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS 144, we assess potential impairments to our long-lived assets, including finite-lived intangible assets and property and equipment, when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. During the three months ended September 30, 2008 we recorded an impairment loss of finite-lived intangible assets of $7.3 million primarily related to our insurance agency business, which is part of Corporate Services within our Issuer Services segment. This charge was included in general, administrative and other expense in the Condensed Consolidated Statements of Income. See Note 4, “Goodwill and Purchased Intangible Assets,” for further discussion. No other impairments were recorded in the first nine months of 2008 or 2007.

Revenue Recognition and Cost of Revenues

Market Services Revenues

Cash Equity Trading

Cash equity trading revenues are variable, based on service volumes, and recognized as transactions occur. We charge transaction fees for executing cash equity trades in NASDAQ- and other listed securities on The NASDAQ Stock Market as well as on orders that are routed to other market venues for execution. We also charge transaction fees for executing cash equity trades on the Nordic Exchange.

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

We also have execution risk on non-routed transactions that are conducted on our platform. Under our Limitation of Liability Rule, we, subject to certain caps, provide compensation for losses directly resulting from the systems’ actual failure to correctly process an order, Quote/Order, message or other data into our platform. We do not record a liability for any potential claims that may be submitted under the Limitation of Liability Rule unless they meet the provisions of SFAS No. 5, “Accounting for Contingencies,” or SFAS 5. As such, losses arising as a result of the rule are accrued and charged to expense only if the loss is probable and estimable. See our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 for further discussion of the Limitation of Liability Rule. The Limitation of Liability Rule applies to both equity and derivative trading. See discussion of derivative trading below.

We credit a portion of the per share execution charge to the market participant that provides the liquidity and record the liquidity rebate as a cost of revenues in the Condensed Consolidated Statements of Income. These liquidity rebates are paid on a monthly basis and the amounts due are included in accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets. The liquidity rebates payable amounts were $46.3 million at September 30, 2008 and $24.8 million at December 31, 2007.

We pay Section 31 fees to the SEC for supervision and regulation of securities markets. We pass these costs along to our customers through our cash equity trading fees. We collect the fees as a pass-through charge from organizations executing eligible trades on the NASDAQ Exchange and NASDAQ OMX PHLX exchange platforms and we recognize these amounts in cost of revenues when invoiced. Section 31 fees received are included in cash and cash equivalents in the Condensed Consolidated Balance Sheets, at the time of receipt and, as required by law, the amount due to the SEC is remitted semiannually and recorded as Section 31 fees payable to SEC in the Condensed Consolidated Balance Sheets until paid. Since the amount recorded in revenues is equal to the amount recorded in cost of revenues, there is no impact on our revenues less liquidity rebates, brokerage, clearance and exchange fees. As we hold the cash received until payment to the SEC, we earn interest income on the related cash balances.

Derivative Trading

Both U.S. derivative trading and European derivative trading revenues are also variable, based on service volumes, and recognized as transactions occur. We charge an integrated fee for both trading and clearing service. The principal types of derivative contracts traded are stock options and futures, index options and futures, and fixed-income options and futures. In the U.S., in accordance with EITF 99-19, we also record derivative trading revenues from transactions on a gross basis in revenues and record related expenses such as liquidity rebate payments as cost of revenues, as we have certain risk associated with trade execution.

System trades in derivative contracts executed in the opening and closing cross and trades routed to other market centers for NASDAQ Options Market members are cleared by NASDAQ Options Services, LLC as a member of the Options Clearing Corporation, or OCC. Pursuant to the rules of the OCC and NASDAQ Options Services’ clearing agreement, we act as principal to the transactions executed on our platform, which exposes NASDAQ Options Services to clearance and settlement risk. As discussed above, in the U.S., under our Limitation of Liability Rule and procedures, we, subject to certain caps, provide compensation for losses directly resulting from the systems’ actual failure to correctly process an order, Quote/Order, message or other data into our platform. The Rule and procedures applies to both equity and derivative trading.

As discussed above, we also record Section 31 fees as derivative trading revenues with a corresponding amount recorded as derivative cost of revenues.

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

We earn Market Data revenues from U.S. tape revenue plans, U.S. market data products and European market data products. Revenues from U.S. tape revenue plans include eligible Unlisted Trading Privileges Plan, or UTP Plan, revenues which are shared among UTP Plan participants. Under the revenue sharing provision of the UTP Plan, we are permitted to deduct costs associated with acting as the exclusive Securities Information Processor from the total amount of tape fees collected. After these costs are deducted from the tape fees, we distribute to the respective UTP Plan participants, including NASDAQ OMX, their share of tape fees based on a formula, required by Regulation NMS that takes into account both trading and quoting activity. U.S. market data products revenues include Level 2 revenues as well as revenues from TotalView, our flagship market depth quote product and other proprietary services and data feed products.

The most significant component of Market Data revenues presented on a net basis in accordance with EITF 99-19 is the UTP Plan revenue sharing in the U.S. All indicators of gross vs. net reporting pursuant to EITF 99-19 have been considered in analyzing the appropriate presentation of UTP Plan revenue sharing. However, the following are the primary indicators of net reporting:

•

Primary Obligor: We are the Securities Information Processor for the UTP Plan, in addition to being a participant in the UTP Plan. In our unique role as Securities Information Processor, we facilitate the collection and dissemination of revenues on behalf of the UTP Plan participants. As a participant, we share in the net distribution of revenues according to the plan on the same terms as all other plan participants.

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

Listing Services revenues also include fees from Corporate services which include commission income from Carpenter Moore, subscription income from Shareholder.com and Directors Desk and fees from GlobeNewswire, formerly PrimeNewswire. For our insurance agency business, commission income is recognized when coverage becomes effective, the premium due under the policy is known or can be reasonably estimated, and substantially all required services related to placing the insurance have been provided. Fee income for services other than placement of insurance coverage is recognized as those services are provided. Broker commission adjustments and commissions on premiums billed directly by underwriters are recognized when such amounts can be reasonably estimated. Shareholder.com revenues are based on subscription agreements with customers. Revenues from subscription agreements are recognized ratably over the contract period, generally one year in length. As part of subscription services, customers are also charged usage fees based upon actual usage of the services provided. Revenues from usage fees and other services are recognized when earned. GlobeNewswire generates fees primarily from wire distribution services, and revenues are recognized as services are provided. Directors Desk revenues are based on subscriptions for online services for directors. Subscriptions are one year in length and revenues are recognized ratably over the year.

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

In addition, the Financial Products business has expanded to include the development, administration and licensing of OMX and PHLX indexes.

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

We may customize our software technology and make significant modifications to the software to meet the needs of our customers. As such, we account for these Market Technology contracts pursuant to the provisions of SOP 81-1. Under contract accounting, total revenues and costs incurred for a customer under a customer contract are deferred and recognized over the final element, generally the post contract support period. We have included the deferral of this revenue in other accrued liabilities and the deferral of costs in other assets in the Condensed Consolidated Balance Sheets.

We enter into sales arrangements with customers for software programs, support and other post-contract services. SOP 97-2 sets out precise requirements for establishing Vendor Specific Objective Evidence, or VSOE, for valuing elements of certain multiple-element arrangements. When VSOE for individual elements of an arrangement cannot be established in accordance with SOP 97-2, revenue is generally deferred and recognized over the term of the final element. We do not have VSOE for certain elements of certain multiple-element arrangements with customers. Therefore, as stated above, for contracts which are accounted for under contract accounting, total revenues and costs incurred for a customer under a customer contract are deferred and recognized over the post contract support period after the significant modifications have been completed.

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

The provisions of SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” or SFAS 86, which apply to our Market Technology segment, specify the accounting for the costs of computer software to be sold, leased, or otherwise marketed as a separate product or as part of a product or process. In accordance with SFAS 86, software development expenses are capitalized after the product has reached technological feasibility. Technological feasibility is established upon completion of a detail program design or, in its absence, completion. Thereafter, all software production costs shall be capitalized. Prior to reaching technological feasibility, all costs are charged to expense. Capitalized costs are amortized on a straight-line basis over the remaining estimated economic life of the product and are included in depreciation and amortization expense in the Condensed Consolidated Statements of Income.

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

Recently Adopted Accounting Pronouncements

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

Recently Issued Accounting Pronouncements

SFAS No. 141(R) and SFAS 160—In December 2007, the FASB issued SFAS No. 141(R)(revised 2007), “Business Combinations,” which revised SFAS 141, “Business Combinations” and FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. These FASBs were issued in December 2007 and will be applied prospectively.

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

SFAS 160 will change accounting and reporting for minority interests, which will be characterized as noncontrolling interests and classified as a component of equity. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. Early adoption is prohibited for both standards.

SFAS No. 161—In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, or SFAS 161.

SFAS 161 expands the disclosure requirements for derivative instruments and hedging activities and specifically requires entities to provide enhanced disclosures concerning:

•	How and why an entity uses derivative instruments;

•	How derivative instruments and related hedged items are accounted for under SFAS 133; and

•	How derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.

SFAS 161 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS 161 is effective for us on January 1, 2009, with early adoption encouraged. We are currently evaluating the impact that the adoption of SFAS 161 will have on our consolidated financial statement disclosures.

FASB Staff Position APB No. 14-1— In May 2008, the FASB issued FSP APB No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion,” or FSP APB 14-1. FSP APB 14-1 will require us to separately account for the liability and equity components of the convertible debt instrument in a manner that reflects our nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1will require bifurcation of a component of the debt, classification of that component in equity and then accretion of the resulting discount on the debt as part of interest expense being reflected in the income statement. FSP APB 14-1 will be effective for us on January 1, 2009 and we are required to adopt FSP APB 14-1 in our first quarter of 2009. FSP APB 14-1 will not permit early application and will require retrospective application to all periods presented. We are currently evaluating the impact that the adoption of FSP APB 14-1 will have on our consolidated financial statements.

3. Business Combinations

We completed the following three acquisitions during the first nine months of 2008:

•

Business Combination with OMX, February 27, 2008— Our business combination with OMX created a premier global exchange company and exchange technology provider. The combination of Nasdaq’s global brand and technology leadership and OMX’s global technology expertise further enhanced our competitive position in our industry. We completed our business combination with OMX for $4.4 billion through a stock and cash transaction.

•

Acquisition of PHLX, July 24, 2008— We acquired PHLX, the third largest options market in the U.S., to significantly diversify our product portfolio by providing us with a premier options trading platform in the U.S.

•	Acquisition of BSX, August 29, 2008— We acquired BSX to provide us with an additional license for trading both equities and options and a clearing license.

Each of these acquisitions is discussed in more detail below.

In addition, on October 21, 2008, we completed our previously announced acquisition of Nord Pool’s clearing, international derivatives and consulting subsidiaries. Nord Pool is a world-leader in power derivatives trading and clearing, based in Norway. See Note 18, “Subsequent Events,” for further discussion of the Nord Pool acquisition.

Business Combination with OMX

On February 27, 2008, Nasdaq and OMX combined their businesses. The business combination was completed pursuant to the terms of an agreement with Borse Dubai Limited, a Dubai company, or Borse Dubai, dated November 15, 2007. Pursuant to that agreement, Borse Dubai conducted an offer to acquire all of the outstanding shares of OMX and subsequently, on February 27, 2008, sold the OMX shares acquired in the offer or otherwise owned by Borse Dubai or its subsidiaries to Nasdaq. Nasdaq acquired 117,227,931 shares of OMX, representing 97.0% of the share capital of OMX, for SEK 11,678,630,352 ($1.9 billion) in cash and 60,561,515 shares of Nasdaq common stock issued to Borse Dubai and a trust, or the Trust, for Borse Dubai’s economic benefit. Subsequently, Borse Dubai acquired an additional 2,013,350 shares of OMX and, on March 17, 2008, sold those shares to Nasdaq in exchange for SEK 533,537,750 ($0.1 billion) in cash, as a result of which we owned 98.8% of OMX’s outstanding shares. See below for discussion of the acquisition of the remaining 1.2% of OMX’s shares held by OMX shareholders. The cash component of the purchase price for OMX was financed through cash on hand, our new Credit Facilities and the issuance of 2.50% convertible senior notes. See Note 8, “Debt Obligations,” for further discussion.

At the closing of the transaction, Borse Dubai was issued shares of Nasdaq common stock representing 19.99% of our fully diluted outstanding share capital (approximately 42.9 million shares), and the balance (approximately 17.7 million shares) were issued to the Trust to be held for Borse Dubai’s economic benefit until disposed of by the Trust.

In August 2008, through compulsory acquisition procedures, NASDAQ OMX received advanced title for the remaining 1.2% of OMX shares held by OMX shareholders for an aggregate consideration of SEK 370.8 million ($61.7 million). As a result of the compulsory acquisition procedures, OMX is now wholly-owned by NASDAQ OMX.

As part of the business combination with OMX, on February 27, 2008, Nasdaq also acquired 33  1/3% of the equity of DIFX in exchange for a contribution of $50 million in cash to DIFX and the entry into certain technology and trademark licensing agreements. We also are responsible, under an agreement with Borse Dubai and DIFX, for 50% of any additional capital contribution calls made by DIFX, subject to a maximum aggregate additional commitment by us of $25 million. We account for our investment in DIFX under the equity method of accounting in accordance with APB 18.

The business combination of Nasdaq and OMX and the acquisition of the equity interest in DIFX are collectively referred to as the “Transactions.”

The financial results of OMX are included in the consolidated results of NASDAQ OMX beginning on February 27, 2008.

Purchase Price

The following is a summary of the purchase price in the OMX business combination (in millions):

Equity component	$2,266.8	(a)
Cash component for shares rendered	1,967.8	(b)
Cash component for remaining 1.2% of OMX shares	61.7	(c)
Acquisition costs	63.8	(d)
Acquisition-related transaction costs	11.0	(e)

Total purchase consideration	$4,371.1

(a)	Based on the closing price of Nasdaq common stock ($37.43) on September 26, 2007, which was the date of the original purchase agreement with Borse Dubai, multiplied by 60,561,515 shares of Nasdaq common stock. We recorded $0.6 million to common stock, which represents our $0.01 par value and the remaining $2,266.2 million was recorded to additional paid in capital in the Condensed Consolidated Balance Sheets in the first quarter of 2008.
(b)	Based on the cash consideration of SEK 11,678,630,352 paid on February 27, 2008 divided by the SEK/USD exchange rate of 6.2140 on February 26, 2008 for the initial share purchase and SEK 533,537,750 paid on March 17, 2008 divided by the SEK/USD exchange rate of 6.0343 on March 14, 2008 for the OMX shares acquired in the extended offer period. Sources of the cash component are as follows:

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

(c)	In August 2008, through compulsory acquisition procedures, NASDAQ OMX received advanced title for the remaining 1.2% of OMX shares held by OMX shareholders for an aggregate consideration of SEK 370.8 million ($61.7 million).
(d)	Management’s direct costs of the acquisition, which include legal and advisory fees incurred by Nasdaq and OMX. Nasdaq and OMX have signed an agreement by which Nasdaq reimbursed OMX for direct costs of the business combination. These costs were funded with cash on hand.
(e)

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

The above purchase price has been preliminarily allocated based on an estimate of the fair value of OMX’s assets acquired and liabilities assumed. In addition, we have begun to finalize our plan to integrate certain activities related to our business combination with OMX. We are still gathering information to make final decisions regarding the optimal organization of the combined company, from which additional adjustments and refinements to our plan will arise. As such, additional adjustments to the OMX purchase price allocation will be recorded as we finalize restructuring costs associated with integration activities of the combined company in accordance with the requirements of EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” or EITF 95-3. Upon completion of the organizational analysis and the approval of appropriate management, our plan will be finalized. The future adjustments, whether increasing or decreasing our plan’s total value, will impact goodwill and accounts payable and accrued liabilities. We expect our plan to be finalized during the one year allocation period. We are completing our plan under the provisions of EITF 95-3. See Note 4, “Goodwill and Purchased Intangible Assets,” for a summary of additional adjustments to the OMX purchase price as of September 30, 2008. All other restructuring liabilities outside the scope of EITF 95-3 will be recognized in the income statement when those costs have been incurred in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The final valuation of net assets will be completed as soon as possible but no later than one year from the acquisition date. To the extent that the estimates need to be adjusted, we will do so, but no later than one year after closing in accordance with SFAS No. 141, “Business Combinations,” or SFAS 141.

The following table presents a summary of the preliminary OMX purchase price allocation, which was revised to reflect changes in the fair value of certain purchased intangible assets as well as the purchase of the remaining 1.2% of OMX shares:

	Purchase Consideration		Total Net Assets (Liabilities) Acquired (1)	Purchased Intangible Assets		Goodwill
	(in millions)
Initial purchase price allocation	$4,309.4		$(669.9)	$2,041.4		$2,937.9
Change in fair value of purchased intangible assets	—		64.7	(163.6	) (2)	98.9	(2)
Cash component for the remaining 1.2% of OMX shares	61.7	(3)	—	—		61.7	(3)

Revised purchase price allocation	$4,371.1		$(605.2)	$1,877.8		$3,098.5

(1)	We acquired net assets, at fair value, of OMX totaling $137.5 million and recorded current deferred tax liabilities of $18.4 million and non-current deferred tax liabilities of $789.0 million related to OMX’s intangible assets resulting in total net liabilities acquired of $669.9 million. Included in the net liabilities acquired are $21.1 million for sublease loss reserves related to OMX real estate that we do not intend to occupy as well as $3.8 million for severance costs. Based on revised fair values of certain purchased intangible assets (see footnote (2) below), current deferred tax liabilities decreased $6.6 million to $11.8 million and non-current deferred tax liabilities decreased $58.1 million to $730.9 million, resulting in a total decrease of $64.7 million and a decrease in net liabilities acquired from $669.9 million to $605.2 million.
(2)	As we finalize the factors and assumptions that we obtained to determine the purchase price allocation, the fair values of certain purchased intangible assets, including technology and customer relationships, were adjusted resulting in a decrease of $163.6 million in the second quarter of 2008. The impact on amortization expense was immaterial. The adjusted fair value of purchased intangible assets is $1,877.8 million. Based on the adjusted fair values, current and non-current deferred tax liabilities decreased $64.7 million (see footnote (1) above) and goodwill increased $98.9 million. As discussed above, we have not finalized the allocation of the purchase price related to the OMX business combination and expect there to be further adjustments to goodwill within one year from the purchase date.
(3)	In August 2008, through compulsory acquisition procedures, NASDAQ OMX received advanced title for the remaining 1.2% of OMX shares held by OMX shareholders for an aggregate consideration of SEK 370.8 million ($61.7 million). The additional purchase was recorded as an adjustment to goodwill in the Condensed Consolidated Balance Sheets as of September 30, 2008.

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

Technology – Licensed to Third Parties

Nasdaq acquired two types of technology from OMX, developed and new. The developed technology represents the existing portfolio of software technologies that OMX had developed or acquired. These software technologies are licensed to more than 60 external unrelated customers and are also currently used internally by OMX. The new technology includes Genium. Our future technology platform is an ongoing effort as we further evaluate both Nasdaq and OMX technologies. NASDAQ OMX has refocused the development of Genium to combine our INET (Nasdaq’s current trading platform) and CLICK technologies with the original Genium concepts and components. Ongoing Genium development will predominately incorporate our core INET functionality, including order routing that will be deployed in the new NASDAQ OMX Europe. We will develop new integrated trading and clearing functions based on CLICK and SECUR, and the Genium platform will include Genium Market Info, our information dissemination solution. The Nordic Exchange will begin the migration to the Genium platform in 2010. The fair values of the technologies licensed to third parties were computed using the income approach, specifically the excess earnings approach. This valuation approach relied on assumptions regarding projected revenues, operating cash flows and core technology charges for each technology, which were projected over three years for developed technology and over 10 years for new technology.

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

The estimated useful life of the developed and new technology was based on discussions with OMX management as to the likely duration of benefit to be derived from the technology. Nasdaq considered such factors as the migration cycle from the existing technology to Genium, the estimated R&D, and the development of future generations of technology. Nasdaq also gave consideration to paragraph 11 of SFAS 142 and to the pace of the technological changes in the industries in which OMX sells its products.

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

For the three months ended September 30, 2008, we recorded $1.9 million of income and for the nine months ended September 30, 2008 we recorded $4.3 million of income related to this deferred revenue in Market Technology revenues in the Condensed Consolidated Statements of Income.

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

Acquisition of PHLX

On July 24, 2008, we completed our previously announced acquisition of PHLX, or the PHLX acquisition. NASDAQ OMX’s cost to acquire PHLX of approximately $706.9 million ($652.0 million cash paid plus approximately $54.9 million of direct acquisition costs and working capital adjustments) is subject to certain post-closing adjustments.

Purchase price

The following is a summary of the purchase price in the PHLX acquisition (in millions):

Cash component	$652.0	(a)
Acquisition costs	11.8	(b)
Working capital adjustments	43.7	(c)

Total purchase consideration	$707.5

(a)	Source of the cash component is the drawdown of debt of $650.0 million under a five-year $2,000.0 million senior secured term loan facility and the use of $2.0 million cash on hand.
(b)	Management’s direct costs of the acquisition, which primarily includes legal and advisory fees incurred by NASDAQ OMX. These costs were funded with cash on hand.
(c)	Estimated working capital surplus paid at closing per the acquisition agreement. We deposited $15.0 million of the approximately $43.7 million into an escrow account until the final working capital adjustment is calculated. This payment was funded with cash on hand.

The above estimated purchase price has been preliminarily allocated based on an estimate of the fair value of PHLX’s assets acquired and liabilities assumed. In addition, we have begun to finalize our plan to integrate certain activities related to our acquisition of PHLX. We are still gathering information from which to make final decisions regarding the optimal organization of the combined company, from which additional adjustments and refinements to our plan will arise. As such, additional adjustments to the PHLX purchase price allocation will be recorded as we estimate restructuring costs associated with integration activities of the combined company in accordance with the requirements of EITF 95-3. Upon completion of the organizational analysis and the approval of appropriate management, our plan will be finalized. The future adjustments, whether increasing or decreasing our plan’s total value, will impact goodwill and accounts payable and accrued liabilities. We expect our plan to be finalized during the one year allocation period. We are completing our plan under the provisions of EITF 95-3. All other restructuring liabilities outside the scope of EITF 95-3 will be recognized in the income statement when those costs have been incurred in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The final valuation of net assets will be completed as soon as possible but no later than one year from the acquisition date. To the extent that the estimates need to be adjusted, we will do so, but no later than one year after closing in accordance with SFAS 141.

The following table presents a summary of the preliminary PHLX purchase price allocation:

Purchase Consideration	Total Net Assets (Liabilities) Acquired (1)	Purchased Intangible Assets	Goodwill
(in millions)
$707.5	$(98.9)	$336.8	$469.6

(1)	We acquired net assets, at fair value, of PHLX totaling $55.1 million and recorded deferred tax liabilities of $154.0 million related to PHLX’s intangible assets resulting in total net liabilities acquired of $98.9 million. Included in the net liabilities acquired are $7.5 million for write-offs of leasehold improvements and sublease reserves on PHLX real estate that we do not intend to occupy as well as $23.5 million for severance costs.

In performing the preliminary purchase price allocation, NASDAQ OMX considered, among other factors, the intention for the future use of the acquired assets, analyses of historical financial performance, and an estimate of the future performance of PHLX’s business. The estimate of the fair values of intangible assets is based, in part, on a valuation using an income approach, market approach, or cost approach, as appropriate. The risk-adjusted discount rates used to compute the present value of the expected net cash flows of individual intangible assets, based on PHLX’s weighted average cost of capital, ranged from 12.0% to 12.5%. These discount rates were determined after consideration of PHLX’s rate of return on debt and equity and the weighted-average return on invested capital. In estimating the remaining useful lives of the intangible assets, NASDAQ OMX considered the six factors presented in paragraph 11 of SFAS 142 and an analysis of the intangible assets’ relevant historical attrition data.

Intangible Assets

The following table presents the details of the purchased intangible assets acquired in the PHLX acquisition. All purchased intangible assets are amortized using the straight-line method. See Note 4, “Goodwill and Purchased Intangible Assets,” for further discussion.

	Value	Estimated Average Remaining Useful Life (in Years)
Intangible assets:
Exchange and futures registrations	$207.0	Indefinite
Customer relationships	112.9	19-23 years
Technology	10.5	1.5-5 years
Trade name	6.4	Indefinite

Total intangible assets	$336.8

Below is a discussion of the methods used to determine the fair value of PHLX’s intangible assets, as well as a discussion of the estimated average remaining useful life of each intangible asset. The carrying value of all other assets and liabilities was deemed to approximate their estimated fair value.

Exchange and Futures Registrations

The national securities exchange and futures registrations represent licenses that provide PHLX with the ability to operate its equity and options and futures exchanges. NASDAQ OMX views these intangible assets as perpetual licenses to operate the exchange and futures functions so long as PHLX meets certain regulatory requirements. NASDAQ OMX selected a variation of the income approach called the Greenfield Approach to value the SRO exchange registration and the cost approach to value the Philadelphia Board Of Trade, or PBOT, futures registration. PBOT is a subsidiary of PHLX.

An indefinite life was assumed for these registrations as PHLX is the oldest securities exchange in the United States. Furthermore, since no legal, contractual, competitive, economic, or other factors limit the useful life of these intangible assets, NASDAQ OMX considered the useful life of the exchange and futures registrations to be indefinite. We assessed the factors listed in paragraph 11 of SFAS 142 in making this indefinite life determination.

SRO Exchange Registration

The Greenfield Approach refers to a discounted cash flow analysis that assumes the buyer is building the exchange operation from a start-up business to a normalized level of operation as of the acquisition date. This discounted cash flow model considers the required resources and eventual returns from the build-out of an operational exchange and the acquisition of customers, once the exchange registration is obtained. The advantage of the approach is that it reflects the actual expectations that will arise from an investment in the registration and it directly values the registration. The Greenfield Approach relies on assumptions regarding projected revenues, margins, market share, capital expenditures, depreciation, and working capital during the two year pre-trade phase, the 10 year ramp-up period, and the terminal period.

A steady state projection for PHLX was established first. The projection excluded revenue from options and clearing. A steady state projection was used starting in year 12 based on the assumption that a stock exchange can expect to reach normalized operations at this time. In the terminal year, NASDAQ OMX assumed a market share equal to 80.0% of current projections. This is because PHLX would be a late entrant into this business and would not achieve the same market penetration they currently enjoy given their long history. It also reflects what a market participant would be able to achieve by the end of the 10 year ramp-up period. A terminal growth rate of 3.0% was chosen as a reasonable estimate of the growth rate of the stock exchange industry on a long-term basis.

NASDAQ OMX divided the costs into fixed costs and variable costs. Annual fixed costs were estimated to grow steadily from $20 million in 2008 to $50 million in 2019. Variable costs were estimated as a proportion of the revenue.

Based on historical working capital levels and a review of working capital for comparable companies operating in the industry, working capital for a typical market participant, as a percentage of incremental revenue, is projected to be approximately 34.0%.

The cash flows were then tax-effected at a rate of 40.0%, and a discounted tax amortization benefit was added to the fair value of the asset under the assumption that the SRO exchange registration would be amortized for tax purposes over a period of 15 years.

The following is a summary of the indicated fair value for the SRO exchange registration:

(in millions)	SRO Exchange Registration
Sum of costs	$167.7
Discounted tax amortization benefit	39.0

Indicated fair value	$206.7

PBOT Futures Registration

The fair value of PBOT futures registration was valued using the cost approach, specifically the replacement cost new approach, to determine the current cost to purchase or replace the futures registration. This valuation methodology is based on the concept that a prudent investor would pay no more for an asset than the amount necessary to replace the asset.

The following is a summary of the indicated fair value for PBOT futures registration:

(in millions)	PBOT Futures Registration
Sum of costs	$0.2
Discounted tax amortization benefit	0.1

Indicated fair value	$0.3

Customer Relationships

Customer relationships represent the non-contractual and contractual relationships that PHLX has with its members. PHLX’s customer relationships were valued using the income approach, specifically an excess earnings method. This valuation approach relied on assumptions regarding projected revenues, attrition rates, and operating cash flows for its customers, which were projected up to 35 years.

NASDAQ OMX assumed annual revenue attrition of 5.0% for the customers and that 95.0% of the projected revenue growth came from existing customer relationships. Charges for contributory assets were taken, and the tax-effected cash flows were discounted at a rate of 12.5%.

The cash flows were then tax-effected at a rate of 40.0%, and a discounted tax amortization benefit was added to the fair value of the asset under the assumption that the customer relationships would be amortized for tax purposes over a period of 15 years.

The following is a summary of the indicated fair value for the customer relationships asset:

(in millions)	Total
Sum of discounted cash flows	$91.7
Discounted tax amortization benefit	21.2

Indicated fair value	$112.9

The estimated remaining useful life captures 90.0% to 95.0% of the present value of the cash flows generated by the customer relationships. The remaining useful life was determined based on an analysis of the historical attrition rates of PHLX customers and paragraph 11 of SFAS 142, which included an analysis of the legal, regulatory, contractual, competitive, economic, or other factors that limit the useful life of this intangible asset. The useful life of customer relationships is addressed in the section below, “Customer Relationships and Technology Lives.”

Technology – XL, PBOT, XLE, and SCCP

NASDAQ OMX acquired five technologies from PHLX: XL, PBOT, XLE, SCCP, and certain supporting technologies. These technologies represent the existing portfolio of software technologies that PHLX had developed or acquired and currently uses to operate its exchange.

NASDAQ OMX will develop new integrated trading functions based on existing NASDAQ OMX technologies, and accordingly will either re-platform or discontinue using PHLX’s XL, PBOT, XLE, and SCCP technologies while incorporating several supporting, peripheral technologies into the revised platform. The fair values of the technologies being re-platformed or discontinued were valued using the income approach, specifically the relief from royalty approach, relying on publicly available information to determine the royalty rate that PHLX would have to pay a third-party for the use of the technologies. This valuation methodology is based on the concept that because PHLX owns the technologies, it does not have to pay a third-party for the right to license the technology.

NASDAQ OMX researched public documents and accessed the Royalty Source database for license agreements involving similar trade names in the financial services industries. Based on the functionality of the technologies, NASDAQ OMX estimated the royalty rates to be 8.0% for XL, XLE, and SCCP technologies and 5.0% for PBOT technology.

The cash flows were then tax-effected at a rate of 40.0%, and a discounted tax amortization benefit was added to the fair value of the asset under the assumption that the technologies would be amortized for tax purposes over a period of 15 years.

The following is a summary of the indicated fair value for XL, PBOT, XLE, and SCCP technologies:

	XL	PBOT	XLE	SCCP	Total
Sum of discounted cash flows	$6.1	$0.0	$0.0	$0.0	$6.1
Discounted tax amortization benefit	1.4	0.0	0.0	0.0	1.4

Indicated fair value	$7.5	$0.0	$0.0	$0.0	$7.5

The estimated useful life of the technologies was based on discussions with PHLX management as to the likely duration of benefit to be derived from the technology. Since NASDAQ OMX will be re-platforming most of the existing technologies, NASDAQ OMX considered the migration cycle for re-platforming the existing technologies. NASDAQ OMX also gave consideration to paragraph 11 of SFAS 142 and to the pace of the technological changes in the industries in which PHLX sells its products.

Technology – Supporting

The fair values of certain supporting technologies were valued using the cost approach, specifically the replacement cost new approach, to determine the current cost to purchase or replace the supporting technologies. This valuation methodology is based on the concept that a prudent investor would pay no more for an asset than the amount necessary to replace the asset.

The following is a summary of the indicated fair value for the supporting technologies:

(in millions)	Supporting
Sum of estimated replacement costs	$2.5
Discounted tax amortization benefit	0.5

Indicated fair value	$3.0

Trade Name

In valuing PHLX’s trade names and trademarks, we used the income approach, specifically the relief from royalty approach, relying on publicly available information to determine the royalty rate that PHLX would have to pay a third-party for the use of the trade name. This valuation methodology is based on the concept that because PHLX owns the trade name, it does not have to pay a third-party for the right to use the trade name.

NASDAQ OMX researched public documents and accessed the Royalty Source database for license agreements involving similar trade names in the financial services and technology industries. The guideline sample of license agreements yielded a typical royalty rate of 0.5% for financial services companies.

The cash flows were then tax-effected at a rate of 40.0%, and a discounted tax amortization benefit was added to the fair value of the asset under the assumption that the trade name would be amortized for tax purposes over a period of 15 years.

The following is a summary of the indicated fair value for the trade name asset:

(in millions)	Total
Sum of discounted cash flows	$5.2
Discounted tax amortization benefit	1.2

Indicated fair value	$6.4

Customer Relationships and Technology Lives

The following summarizes the methodologies and assumptions NASDAQ OMX used to estimate the remaining economic lives of the customer relationships and technology.

a. The expected use of the asset by the entity—As previously discussed, most of the existing technology will be re-platformed or discontinued in the next two years. The determination of the useful life of supporting technologies was based on the historical development and life cycles of existing technology products within NASDAQ OMX.

b. The expected useful life of another asset or group of assets to which the useful life of the intangible asset may relate—The useful lives of the technology and customer relationships assets are not significantly impacted by any other asset or group of assets. The life of the customer relationships is about 19 to 23 years. For technology, the existing technologies will be re-platformed in the next one to two years whereas supporting technologies have a 5 year life.

c. Any legal, regulatory or contractual provisions that may limit the useful life—We are not aware of any.

d. Any legal, regulatory or contractual provisions that enable renewal or extension of the asset’s legal or contractual life without substantial cost—We are not aware of any other legal, regulatory, or contractual provisions that may impact the lives of the customer relationships and technology.

e. The effects of obsolescence, demand, competition, and other economic factors—Since NASDAQ OMX will re-platform most of the existing technologies, they would become obsolete in approximately 0.25 to two years. The life cycles were based on the business plans to re-platform the existing technologies within NASDAQ OMX and PHLX. With regards to the customer relationships, an analysis of attrition rates was performed based on historical information.

f. The level of maintenance expenditures required to obtain the expected future cash flows from the asset. PHLX expects to incur research and development expenses to maintain its technology. With respect to the customer relationships, PHLX incurs little, if any, sales and marketing expenses to maintain the current customers. NASDAQ OMX believes that historically the research and development have maintained the quality of its products and services, thus contributing to the shorter life.

Deferred Tax Liability

A $5.0 million current deferred tax liability and a $149.0 million non-current deferred tax liability (total deferred tax liability of $154.0 million) has been set up against the $336.8 million value of PHLX’s assets outlined in the above table. The deferred tax liabilities represent the tax effect of the difference between the estimated assigned fair value of the acquired intangible assets ($336.8 million) and the tax basis ($0) of such assets. The estimated amount of $154.0 million is determined by multiplying the difference of $336.8 million by the PHLX U.S. effective tax rate of 45.72%.

Acquisition of BSX

On August 29, 2008, we completed our previously announced acquisition of BSX, or the BSX acquisition. NASDAQ OMX’s cost to acquire BSX of approximately $43.3 million includes $38.4 million cash paid plus $4.9 million of other costs, and is subject to certain post-closing adjustments.

Purchase Price

The following is a summary of the purchase price in the BSX acquisition (in millions):

Initial purchase consideration	$61.0	(a)
Negative working capital adjustments	(22.6	)(a)

Cash component	38.4	(b)
Other	4.9	(c)

Total purchase consideration	$43.3

(a)	Estimated negative working capital which reduced the cash component of the purchase price from $61.0 million to $38.4 million.
(b)	Source of the cash component was cash on hand. We deposited $9.5 million of the cash component into an escrow account until the final working capital adjustment is calculated.
(c)	Includes forgiveness of a loan receivable from BSX of $4.4 million as well as management’s direct costs of the acquisition of $0.5 million, which include legal and advisory fees incurred by NASDAQ OMX. The acquisition costs were funded with cash on hand.

The following table presents a summary of the preliminary BSX purchase price allocation:

Purchase Consideration	Total Net Assets (Liabilities) Acquired (1)	Purchased Intangible Assets	Goodwill
(in millions)
$43.3	$(43.8)	$52.3	$34.8

(1)	We acquired net liabilities, at fair value, of BSX totaling $22.3 million and recorded deferred tax liabilities of $21.5 million related to BSX’s intangible assets resulting in total net liabilities acquired of $43.8 million. The net liabilities of $22.3 million include $22.6 million of negative working capital, which was included as an adjustment to the purchase price of BSX as shown above.

Intangible Assets

The following table presents the details of the purchased intangible assets acquired in the BSX acquisition. All finite-lived purchased intangible assets are amortized using the straight-line method. See Note 4, “Goodwill and Purchased Intangible Assets,” for further discussion.

	Value	Estimated Average Remaining Useful Life (in Years)
Intangible assets:
SRO license	$48.4	Indefinite
Clearing license	1.4	Indefinite
Customer relationships	2.5	17-25 years

Total intangible assets	$52.3

In performing the preliminary purchase price allocation, NASDAQ OMX considered, among other factors, the intention for the future use of the acquired assets, analyses of historical financial performance, and an estimate of the future performance of BSX’s business. The estimate of the fair values of intangible assets is based, in part, on a valuation using an income approach, market approach, or cost approach, as appropriate. The risk-adjusted discount rates used to compute the present value of the expected net cash flows of individual intangible assets, based on BSX’s weighted average cost of capital, ranged from 26.8% to 27.0%. These discount rates were determined after consideration of BSX’s rate of return on debt and equity and the weighted-average return on invested capital. In estimating the remaining useful life of the customer relationships intangible asset, NASDAQ OMX considered the six factors presented in paragraph 11 of SFAS 142 and an analysis of the customer relationships intangible assets relevant historical attrition data. Below is a discussion of the method used to determine the fair value of the SRO license.

SRO License

The SRO license allows an organization to set and operate under rules approved by the SEC. The BSX SRO license therefore provides NASDAQ OMX with an additional national securities exchange license allowing flexibility around market structure, the ability to offer a second quote for both equities and options, and the opportunity to achieve execution efficiencies. In estimating the Fair Value of the SRO License for BSX, we used the Excess Earnings Method, a version of the Income Approach.

The SRO license once obtained is difficult to lose; the SRO License may be lost if a company fails to adhere to the rules approved by the SEC or it is acquired. Therefore, the SRO license was determined to have a perpetual life and was determined to be an indefinite-lived asset.

The cash flows were tax-effected at a rate of 40.0%, and a discounted tax amortization benefit was added to the fair value of the asset under the assumption that the SRO license would be amortized for tax purposes over a period of 15 years.

The following is a summary of the indicated fair value for the SRO license:

(in millions)	SRO License
Sum of costs	$43.2
Discounted tax amortization benefit	5.2

Indicated fair value	$48.4

Deferred Tax Liability

A $0.1 million current deferred tax liability and a $21.4 million non-current deferred tax liability (total deferred tax liability of $21.5 million) has been set up against the $52.3 million value of BSX’s assets outlined in the above table. The deferred tax liabilities represent the tax effect of the difference between the estimated assigned fair value of the acquired intangible assets ($52.3 million) and the tax basis ($0) of such assets. The estimated amount of $21.5 million is determined by multiplying the difference of $52.3 million by the BSX U.S. effective tax rate of 41.2%.

Pro Forma Results

The condensed consolidated financial statements include the financial results of OMX and PHLX from the date of each acquisition. Unaudited pro forma combined historical results for the three and nine months ended September 30, 2008 and 2007 are included in the table below. The unaudited pro forma combined results include the historical Condensed Consolidated Statements of Income of Nasdaq, OMX and PHLX giving effect to the business combination and acquisition as if they had occurred at the beginning of each period presented. We also acquired BSX in August 2008, but have not included its results in these pro forma results as the acquisition was not considered significant under Regulation S-X.

	Three Months Ended September 30, 2007		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands, except per share amounts)
Revenues	$1,003,396	$828,770	$2,827,997	$2,287,354
Revenues less liquidity rebates, brokerage, clearance and exchange fees	410,602	384,189	1,249,923	1,111,091
Net income	60,540	94,708	276,390	243,456
Basic earnings per share	$0.30	$0.55	$1.38	$1.40
Diluted earnings per share	$0.29	$0.46	$1.30	$1.18

The pro forma results for the three and nine months ended September 30, 2008 and 2007 primarily include adjustments for amortization of the intangible assets presented above, the elimination of OMX’s historical amortization expense, elimination of PHLX’s non-recurring expenses related to the acquisition, additional interest expense on the Credit Facilities and the 2.50% convertible senior notes, elimination of OMX’s historical interest expense related to OMX’s debt that was refinanced and related tax adjustments.

The pro forma results for the nine months ended September 30, 2008 also include the elimination of the non-recurring gain on the contribution of the Nasdaq trade name in the DIFX transaction discussed above. In addition, the pro forma results for the three and nine months ended September 30, 2007 were adjusted to exclude the material non-recurring charges or credits and related tax effects related to our previous investment in the London Stock Exchange Group plc, or the LSE, in accordance with Regulation S-X. The adjustments related to the LSE transaction include the elimination of Nasdaq’s interest expense related to the financing of the purchase of the share capital of the LSE, the loss on foreign currency option contracts purchased to hedge the foreign currency exposure on our acquisition bid, dividend income received from the LSE, strategic initiative costs and related tax adjustments. In addition, pro forma results for the nine months ended September 30, 2008 and the three and nine months ended September 30, 2007 include adjustments to eliminate interest income related to the net cash received from the sale of our investment in the LSE.

4. Goodwill and Purchased Intangible Assets

Goodwill

The following table presents the changes in goodwill by business segment during the nine months ended September 30, 2008:

	Market Services	Issuer Services	Market Technology	Total
	(in thousands)
Balance at December 31, 2007	$911,179	$69,557	$—	$980,736
Goodwill acquired	2,530,838	310,363	761,689	3,602,890
Purchase accounting adjustments	35,116	4,943	58,074	98,133

Balance at September 30, 2008	$3,477,133	$384,863	$819,763	$4,681,759

The goodwill acquired and purchase accounting adjustments for Market Services, Issuer Services and Market Technology shown above relate to our business combination with OMX. In addition the goodwill acquired for Market Services includes the goodwill related to our acquisitions of PHLX and BSX. See Note 3, “Business Combinations,” for further discussion. The purchase accounting adjustments for Market Services consist of direct acquisition costs, technology write-downs, additional severance costs related to former OMX employees and a reduction in the fair value of certain assets acquired. The purchase accounting adjustments for Issuer Services consist of direct acquisition costs and additional severance costs related to former OMX employees and the purchase accounting adjustments for Market Technology consist of write-downs of customer contracts, technology write-downs, direct acquisition costs and additional severance costs related to former OMX employees.

Purchased Intangible Assets

The following table presents details of our total purchased intangible assets, both finite and indefinite lived:

	September 30, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
	(in thousands)
Finite-Lived Intangible Assets
Technology	$73,109	$(30,008)	$43,101	$29,409	$(20,682)	$8,727
Customer relationships	827,010	(67,885)	759,125	206,410	(37,076)	169,334
Other	3,240	(3,209)	31	3,240	(2,089)	1,151

Total Finite-Lived Intangible Assets	$903,359	$(101,102)	$802,257	$239,059	$(59,847)	$179,212

Indefinite-Lived Intangible Assets
Exchange and clearing registrations	$1,350,700	$—	$1,350,700	$—	$—	$—
Trade names(1)	204,500	—	204,500	2,400	—	2,400
SRO license	49,800	—	49,800	—	—	—

Total Indefinite-Lived Intangible Assets	$1,605,000	$—	$1,605,000	$2,400	$—	$2,400

Total Intangible Assets	$2,508,359	$(101,102)	$2,407,257	$241,459	$(59,847)	$181,612

(1)

Includes trade names for OMX and Shareholder.com which we have determined to have an indefinite useful life as these trade names are expected to generate future cash flows for an indefinite period of time.

In accordance with SFAS 144, we record impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. During the three months ended September 30, 2008, due to a current period operating loss and a projection of future cash flow losses due to lower contract rates for our insurance agency business, which is part of Corporate Services within our Issuer Services segment, we evaluated the ongoing value of the intangible assets associated with this business. Based on this evaluation, we determined that finite-lived intangible assets, consisting primarily of customer relationships and technology, with a carrying value of approximately $7.1 million, were no longer recoverable and were in fact impaired, and wrote them down to their estimated fair value of zero. The risk-adjusted discount rates used to compute the present value of the expected net cash flows of individual intangible assets were based on Carpenter Moore’s weighted average cost of capital, which ranged from 14.5% to 16.9%. These discount rates were determined after consideration of Carpenter Moore’s rate of return on debt and equity and the weighted-average return on invested capital. In addition, we wrote down the finite-lived trade name intangible asset used in our newswire services business of $0.2 million in the third quarter of 2008 as we changed the name of the business to GlobeNewswire. We recorded these impairment losses in general, administrative and other expense in the Condensed Consolidated Statements of Income for the period ended September 30, 2008.

Amortization expense for purchased finite-lived intangible assets was $14.2 million for the three months ended September 30, 2008 and $34.0 million for the nine months ended September 30, 2008 compared to $5.0 million for the three months ended September 30, 2007 and $14.8 million for the nine months ended September 30, 2007. The increase was primarily due to intangible asset amortization expense on identifiable finite-lived intangible assets purchased in connection with the OMX business combination and PHLX acquisition from the date of each acquisition.

The estimated future amortization expense of purchased intangible assets as of September 30, 2008 is as follows:

(in thousands)
2008	$14,895
2009	60,023
2010	55,247
2011	44,933
2012	42,943
2013 and thereafter	584,216

Total	$802,257

5. Equity Method Investments

We have investments in companies accounted for under the equity method of accounting which were primarily acquired through the business combination with OMX and the DIFX transaction. The equity method of accounting is used when we own less than 50% of the outstanding voting stock, but exercise significant influence over the operating and financial policies of the affiliate.

We have $229.6 million of equity interest in our equity method investments, which consist primarily of DIFX and Orc Software, included in other assets in the Condensed Consolidated Balance Sheets as of September 30, 2008. Our equity interest in the earnings and losses of these affiliated companies was a net loss of $(0.2) million for the three months ended September 30, 2008 and a net gain of $1.5 million for the nine months ended September 30, 2008 and is included in income from unconsolidated investees, net, within other income (expense), net in the Condensed Consolidated Statements of Income. For DIFX, we record our equity interest on the earnings and losses of the company on a quarter lag.

DIFX is a related party, as DIFX is owned by Borse Dubai, who through the completion of the Transactions, owns 19.99% of the share capital of NASDAQ OMX, in addition to shares held by the Trust for their benefit.

6. Financial Investments, at Fair Value

Financial investments, at fair value were $194.1 million as of September 30, 2008 and are primarily comprised of Swedish government debt securities. These securities, which are classified as trading securities, are restricted assets to meet regulatory capital requirements for our Nordic Exchange clearing operations.

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

During the first nine months of 2007, we incurred costs, such as legal and advisory, of $26.5 million in connection with our strategic initiatives related to the LSE, including our acquisition bid. In conjunction with the lapse of our final offers for the LSE in February 2007, these costs were charged to expense in 2007, of which $24.9 million was expensed in the first quarter of 2007 and $1.6 million was expensed in the second quarter 2007. These costs are included in strategic initiative costs in the Condensed Consolidated Statements of Income.

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

7. Deferred Revenue

Our deferred revenue at September 30, 2008 primarily related to Listing Services and Market Technology fees and will be recognized in the following years:

	Initial Listing Fees	Listing of Additional Shares	Annual and Other	Market Technology	Total
	(in thousands)
Fiscal year ended:
2008	$5,237	$9,486	$51,391	$10,317	$76,431
2009	19,148	31,539	1,190	9,276	61,153
2010	15,395	21,968	—	7,429	44,792
2011	11,162	12,050	—	7,429	30,641
2012	6,979	2,408	—	7,429	16,816
2013 and thereafter	3,448	—	—	16,095	19,543

	$61,369	$77,451	$52,581	$57,975	$249,376

Our deferred revenue for the nine months ended September 30, 2008 and 2007 is reflected in the following table. The additions primarily reflect Issuer Services revenues from listing fees and Market Technology revenues from delivered client contracts in the support phase charged during the period, as well as Market Technology deferred revenue related to the contribution of technology licenses to DIFX. Under contract accounting, where customization and significant modifications to the software are made to meet the needs of our customers, total revenue as well as costs incurred are deferred until these contracts are delivered and billed. Once delivered and billed, deferred revenue is recognized over the post contract support period. We have included the deferral of this revenue in other accrued liabilities and the deferral of costs in other assets in the Condensed Consolidated Balance Sheets.

OMX’s beginning balances since the date of the business combination have been included in additions. The amortization primarily reflects Issuer Services revenues from listing fees and Market Technology revenues including revenues earned from the technology licenses contributed to DIFX and from client contracts recognized during the period in accordance with U.S. GAAP.

	Initial Listing Fees	Listing of Additional Shares	Annual and Other	Market Technology	Total
	(in thousands)
Balance at January 1, 2008	$71,208	$79,382	$3,992	$—	$154,582
Additions	6,965	28,538	183,523	76,830	295,856
Amortization	(16,804)	(30,469)	(134,934)	(18,855)	(201,062)

Balance at September 30, 2008	$61,369	$77,451	$52,581	$57,975	$249,376

Balance at January 1, 2007	$71,054	$73,829	$2,208	$—	$147,091
Additions	15,689	36,819	146,987	—	199,495
Amortization	(16,474)	(30,198)	(112,359)	—	(159,031)

Balance at September 30, 2007	$70,269	$80,450	$36,836	$—	$187,555

8. Debt Obligations

The following table presents the changes in our debt obligations during the nine months ended September 30, 2008:

	December 31, 2007	Additions	Payments, Conversions and Accretion	September 30, 2008
	(in thousands)
3.75% convertible notes due October 22, 2012 (net of discount)	$118,438	$—	$231	$118,669
2.50% convertible senior notes due August 15, 2013	—	475,000	—	475,000
$2,000.0 million senior secured term loan facility credit agreement due February 27, 2013 (average interest rate of 4.73%(1) for the period February 27, 2008 through September 30, 2008) (2)	—	2,000,000	(37,500)	1,962,500
Debt obligations assumed from the business combination with OMX (3)	—	352,918	(352,918)	—

Total debt obligations	118,438	2,827,918	(390,187)	2,556,169
Less current portion	—	(206,250)	—	(206,250)

Total long-term debt obligations	$118,438	$2,621,668	$(390,187)	$2,349,919

(1)

In the third quarter 2008, $200.0 million was swapped to fixed rate using float-to-fixed interest rate swaps. As of September 30, 2008, taking into account these swaps, the average effective interest rate on this debt was 4.73%. For further discussion, see “Interest Rate Swap” of Credit Facilities below.

(2)

Our debt obligations include $300.0 million allocated to fund the acquisition of Nord Pool’s clearing, international derivatives and consulting subsidiaries which was held in a segregated cash account and reported in cash and cash equivalents as of September 30, 2008. On October 21, 2008, we completed our acquisition. See Note 18, “Subsequent Events,” for further discussion.

(3)	OMX’s debt obligations were refinanced with a combination of proceeds from the issuance of the 2.50% convertible senior notes and credit facilities.

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

Conversion of the 3.75% Convertible Notes

In the fourth quarter of 2007, H&F sold its entire stake in Nasdaq in a public offering which included (i) shares issued through the conversion of the 3.75% convertible notes, (ii) shares acquired through the cashless exercise of warrants and (iii) shares held outright by H&F, which were previously purchased from us in a separate transaction. Also in the fourth quarter of 2007, SLP and other partners sold 1,732,491 shares of our common stock. The shares sold by SLP and other partners consisted of a portion of shares issued through the conversion of the 3.75% convertible notes issued to SLP and other partners, and the cashless exercise of a portion of the warrants issued to other partners. SLP did not exercise any of their warrants. As a result of the above, as of December 31, 2007, approximately $120.1 million in aggregate principal amount of the 3.75% convertible notes remained outstanding.

In the first nine months of 2008, SLP converted 2,000 shares of the 3.75% convertible notes into common stock. As a result of this conversion, approximately $120.1 million in aggregate principal amount of the 3.75% convertible notes remained outstanding as of September 30, 2008. There were no warrants exercised in the first nine months of 2008. At September 30, 2008, all of the warrants issued to SLP and 16,164 warrants issued to other partners remained outstanding.

On an as-converted basis at September 30, 2008, SLP owned an approximate 4.6% equity interest in us as a result of its ownership of $118.6 million in aggregate principal amount of the 3.75% convertible notes, which are convertible into 8,177,715 shares of our common stock, and 1,523,325 shares underlying warrants. We have registered the shares underlying SLP’s and other partners’ notes on a Form S-3 registration statement.

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

The notes are convertible in certain circumstances specified in the indenture for the notes. Upon conversion, holders will receive, at the election of NASDAQ OMX, cash, common stock or a combination of cash and common stock. It is our current intent and policy to settle the principal amount of the notes in cash. The conversion rate will initially be 18.1386 shares of common stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $55.13 per share of common stock. At September 30, 2008, the 2.50% convertible senior notes are convertible into 8,615,999 shares of our common stock, subject to adjustment upon the occurrence of specified events. Subject to certain exceptions, if we undergo a “fundamental change” as described in the indenture, holders may require us to purchase their notes at a price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest.

Debt Issuance Costs

In conjunction with the issuance of the 2.50% convertible senior notes, we incurred debt issuance costs of $9.5 million. These costs, which are capitalized and included in other assets in the Condensed Consolidated Balance Sheets, are being amortized over the life of the debt obligation. Amortization expense, which was recorded as additional interest expense, was $0.4 million for the three months ended September 30, 2008 and $1.0 million for the nine months ended September 30, 2008.

Credit Facilities

In connection with the business combination with OMX, on February 27, 2008, NASDAQ OMX entered into a credit agreement among NASDAQ OMX, as borrower, the financial institutions party thereto as lenders, Bank of America, N.A., as administrative agent, collateral agent, swingline lender and issuing bank, JPMorgan Chase Bank, N.A., as syndication agent, Bank of America Securities LLC and JP Morgan Securities Inc., as joint lead arrangers and joint bookrunners, and Wachovia Bank, National Association, as documentation agent. The credit agreement provides for up to $2,075.0 million of senior secured loans, which include (i) a five-year, $2,000.0 million senior secured term loan facility, or the Term Loan Facility, which consists of (a) a $1,050.0 million term loan facility allocated to the OMX business combination; (b) a $650.0 million term loan facility allocated to the acquisition of PHLX, and (c) a $300.0 million term loan facility allocated to the acquisition of Nord Pool’s clearing, international derivatives and consulting subsidiaries, and (ii) a five-year, $75.0 million senior secured revolving credit facility, with a letter of credit subfacility and swingline loan subfacility, or the Revolving Credit Facility, and together with the Term Loan Facility, the Credit Facilities. The Revolving Credit Facility was undrawn as of September 30, 2008. On August 27, 2008, under the provisions of our Credit Facilities, we were required to draw down our $300.0 million term loan facility which was allocated to the acquisition of Nord Pool’s clearing, international derivatives and consulting subsidiaries. These funds were held in a segregated cash account and reported in cash and cash equivalents as of September 30, 2008. On October 21, 2008, we completed our acquisition. See Note 18, “Subsequent Events,” for further discussion.

In addition, NASDAQ OMX may request that prospective additional lenders under the Credit Facilities agree to make available incremental term loans and incremental revolving commitments from time to in an aggregate amount not to exceed $200.0 million.

In addition to financing the business combination with OMX, the acquisition of PHLX and the acquisition of Nord Pool’s clearing, international derivatives and consulting subsidiaries, we are using the debt financing under the Credit Facilities to (i) pay fees and expenses incurred in connection with such transactions, (ii) repay certain indebtedness of OMX, PHLX and their respective subsidiaries and (iii) provide ongoing working capital and provide for other general corporate purposes of NASDAQ OMX and its subsidiaries.

Borrowings under the Credit Facilities (other than swingline loans) bear interest at (i) the base rate (the higher of the prime rate announced by the Bank of America, N.A, and the federal funds effective rate plus 0.50%), plus an applicable margin, or (ii) the LIBO rate (set by the British Bankers Association LIBOR Rate), plus an applicable margin. The interest rate on swingline loans made under the Credit Facilities is the base rate, plus an applicable margin.

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

Interest Rate Swap

Under the provisions of our Credit Facilities, we are required to maintain approximately 30% of our debt structure on a fixed rate basis for two years from the date of the credit agreement. As such, in August 2008, we entered into interest rate swap agreements that effectively converted $200.0 million of funds borrowed under our Credit Facilities, which is floating rate debt, to a fixed rate basis through August 2011. The interest rate swap was fixed to a LIBOR base rate of 3.73% plus the current credit spread of 175 basis points as of September 30, 2008. The credit spread (not to exceed 200 basis points) is subject to change based upon the leverage ratio in accordance with the Credit Facilities. See Note 13, “Derivative Financial Instruments and Hedging Activities,” for further discussion.

Debt Issuance Costs

In conjunction with our Credit Facilities, we incurred debt issuance costs of $39.7 million. These costs, which are capitalized and included in other assets in the Condensed Consolidated Balance Sheets, are being amortized over the life of the debt obligation. Amortization expense which was recorded as additional interest expense was $2.0 million for the three months ended September 30, 2008 and $4.6 million for the nine months ended September 30, 2008.

At September 30, 2008, we were in compliance with the covenants of all of our debt obligations.

In addition to the $75.0 million Revolving Credit Facility discussed above, we have credit facilities related to our clearinghouses in order to meet liquidity requirements. These credit facilities, which are available in multiple currencies, primarily Swedish Krona, totaled $224.1 million. Through SCCP we also have $40.0 million in lines of credit to provide margin financing to participants. The credit facilities and lines of credit were undrawn at September 30, 2008.

9. Employee Benefits

We maintain a non-contributory, defined-benefit pension plan named The NASDAQ OMX Group, Inc. Pension Plan, or Pension Plan, and a Supplemental Executive Pension Plan, or SERP, for certain senior executives and other benefit plans for eligible employees in the U.S., or collectively, the NASDAQ OMX Benefit Plans. For information on our Pension Plan, SERP and post-retirement plan actuarial assumptions, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

Benefit Plans Assumed from PHLX

Upon completion of our acquisition of PHLX on July 24, 2008, we assumed the obligations related to a non-contributory, defined-benefit pension plan, or the PHLX Pension Plan, a Supplemental Executive Retirement Plan, or the PHLX SERP, for certain key executives, and a post-retirement benefit plan, which provides certain health care and life insurance benefits for retired employees, or collectively, the PHLX Benefit Plans. The benefits payable under the PHLX Pension Plan are based primarily on years of service and on an employee’s average salary over the employee’s career with PHLX.

The PHLX SERP, which was unfunded, was frozen on July 24, 2008. Future service and salary for the PHLX SERP plan participants do not count toward an accrual of benefits under the PHLX SERP after July 24, 2008. In addition, effective December 31, 2008, the PHLX Pension Plan will be frozen. Future service and salary for all participants will not count toward an accrual of benefits under the PHLX Pension Plan after December 31, 2008.

The benefit obligation as of the measurement date (July 23, 2008) for the PHLX Benefit Plans was approximately $50.1 million. The fair value of plan assets as of the measurement date was approximately $24.7 million and the under funded status of the plan was approximately $25.4 million. The total under funded status of the PHLX Benefit Plans of $25.4 million is included in other liabilities and accrued personnel costs in the Condensed Consolidated Balance Sheets.

Components of Net Periodic Benefit Cost

The following table sets forth the components of net periodic pension, SERP and post-retirement benefits cost from both the NASDAQ OMX Benefit Plans and the PHLX Benefit Plans recognized in compensation and benefits expense in the Condensed Consolidated Statements of Income. The PHLX benefit costs are from the date of acquisition:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Components of net periodic benefit cost
Service cost	$1,025	$4	$1,034	$2,298
Interest cost	1,356	826	2,968	2,675
Expected return on plan assets	(982)	(706)	(2,294)	(2,096)
Amortization of unrecognized transition asset	6	(9)	11	(28)
Recognized net actuarial loss	152	12	380	535
Prior service cost recognized	144	4	144	(196)
Curtailment (gain)/settlement loss recognized	—	750	—	(5,278)

Benefit cost (gain)	$1,701	$881	$2,243	$(2,090)

Defined Contribution Savings Plan

We sponsor a voluntary defined contribution savings plan, or 401(k) Plan, for U.S. employees. Employees are immediately eligible to make contributions to the plan and are also eligible for an employer contribution match at an amount equal to 100.0% of the first 4.0% of eligible employee contributions. Savings plan expense included in compensation and benefits expense in the Condensed Consolidated Statements of Income was $1.0 million for the three months ended September 30, 2008 compared with $0.8 million in the three months ended September 30, 2007 and $2.8 million for the nine months ended September 30, 2008 compared with $2.5 million for the nine months ended September 30, 2007.

PHLX also sponsors a voluntary defined contribution 401(k) plan for former PHLX employees. This plan will be merged into our 401(k) Plan effective January 1, 2009.

We also added a new profit-sharing contribution feature to our 401(k) plan. Eligible U.S. employees receive employer retirement contributions, or ERCs, when we meet our annual corporate goals. In addition, we adopted a supplemental ERC for select highly compensated employees whose ERCs are limited by the annual Internal Revenue Service compensation limit. The ERC and supplemental ERC began on July 1, 2007. ERC expense was $1.0 million for the three months ended September 30, 2008 compared to $0.9 million for the three months ended September 30, 2007 and $3.0 million for the nine months ended September 30, 2008 compared to $0.9 million for the nine months ended September 30, 2007. Theses costs are included in compensation and benefits expense in the Condensed Consolidated Statements of Income. Former active PHLX employees are also eligible to receive ERCs in 2008.

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

In December 2007 and 2006, we granted non-qualified stock options and restricted stock awards to all active employees. Both of these grants included a performance based accelerated vesting feature based on us achieving specific levels of performance. For the 2007 grant, if we achieve the applicable performance parameters in 2008, 100% of the grant will vest on the fourth anniversary of the grant date. If we exceed the applicable performance parameters in 2008, the grant will vest on the third anniversary of the grant date, and if we do not meet the applicable performance parameters in 2008, the grant will be extended to vest on the fifth anniversary of the grant date. In the third quarter 2008, we determined that we will more likely than not exceed the applicable performance parameters. Therefore, in accordance with SFAS 123(R), we accelerated the related stock option expense on a prospective basis in the third quarter 2008 as the award will vest over a shorter period. For the 2006 grant, we exceeded the applicable performance parameters in 2007. Therefore, 50% of the 2006 award will vest on the third anniversary of the grant date and 50% of the 2006 award will vest of the fourth anniversary of the grant date. In accordance with SFAS 123(R), we accelerated the related stock option expense on a prospective basis in 2007 as the award will vest over a shorter period. Options issued under both the 2006 and 2007 grants expire ten years from the grant date.

In 2007, certain executive officers also received grants of 181,152 performance share units, or PSUs. Like our PASOs, the PSUs are based on performance levels. However, for PASOs, the performance measure impacts the vesting period, and for PSUs, the performance measure impacts the amount of shares that each executive will receive upon vesting. PSUs are granted at the fair market value of our stock at the grant date and compensation cost is recognized over the performance period and in certain cases an additional vesting period. For each grant of PSUs, an employee may receive from 0% to 150% of the target amount granted, depending on the achievement of performance measures. We report the target number of PSUs granted, unless we have determined that it is more likely than not, based on the actual achievement of performance measures, that an employee will receive a different amount of shares underlying the PSUs, in which case we report the amount of shares the employee is likely to receive. Of the 181,152 PSUs granted, 120,000 units are subject to a three year performance period and vest at the end of the period. The remaining 61,152 units are subject to a one year performance period and vest three years after the end of the performance period. During the third quarter 2008, we determined that it was more likely than not that the performance levels will be exceeded for these PSUs. As a result an additional 30,576 units were considered granted.

In the first quarter of 2008, certain executive officers received grants of 120,896 PSUs. Of these PSUs granted, 80,000 units are subject to a three year performance and vest at the end of the period. The remaining 40,896 units are subject to a one year performance period and vest three years after the end of the performance period. During the third quarter 2008, an additional 60,449 units were considered granted as it was determined that it was more likely than not that the performance levels will be exceeded. The total expense for PSUs was $0.4 million for the three months ended September 30, 2008 compared with $0.4 million for the three months ended September 30, 2007 and $0.7 million for the nine months ended September 30, 2008 compared with $0.8 million for the nine months ended September 30, 2007.

In addition to the PSUs, in December 2006, there was an executive grant of 960,000 stock options, which vest over six years. The total expense for this grant was $0.7 million for the three months ended September 30, 2008 compared to $0.9 million for the three months ended September 30, 2007 and $2.0 million for the nine months ended September 30, 2008 compared to $2.7 million for the nine months ended September 30, 2007.

Our ESPP allows eligible employees to purchase a limited number of shares of our common stock at six-month intervals, called offering periods, at 85.0% of the lower of the fair market value on the first or the last day of each offering period. The 15.0% discount given to our employees is included in compensation and benefits expense in the Condensed Consolidated Statements of Income.

As of September 30, 2008, we had approximately 10.6 million shares of common stock reserved for future issuance under our equity award plan and ESPP. Shares issued as a result of equity awards and our ESPP were generally first issued out of common stock in treasury. However, as a result of the conversion of the 3.75% convertible notes and exercise of related warrants, we have depleted the majority of our treasury stock balance. Therefore, shares issued as a result of equity awards and our ESPP will generally be issued out of common stock as newly issued shares in the future.

The following table shows the total share-based compensation expense resulting from equity awards and the 15.0% discount for the ESPP for the three and nine months ended September 30, 2008 and 2007 in the Condensed Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Share-based compensation expense before income taxes	$6,983	$4,316	$18,471	$11,880
Income tax benefit	(2,762)	(1,707)	(7,305)	(4,699)

Total share-based compensation expense after income taxes	$4,221	$2,609	$11,166	$7,181

We estimated the fair value of share-based awards using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Expected life (in years)	5	5	5	5
Weighted-average risk free interest rate	3.23%	4.73%	2.73%	4.61%
Expected volatility	35.0%	35.0%	35.0%	35.0%
Dividend yield	—	—	—	—
Weighted-average fair value at grant date	$9.61	$12.32	$13.42	$12.15

Our computation of expected life is based on historical exercise patterns. The interest rate for periods within the expected life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. Our computation of expected volatility is based on a combination of historical and market-based implied volatility. Our Credit Facilities restrict us from paying dividends. Before our Credit Facilities were in place, it was not our policy to declare or pay cash dividends on our common stock.

A summary of stock option activity for the nine months ended September 30, 2008 is as follows:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at January 1, 2008	9,998,114	$16.25	7.1	$332,316

Grants	296,515	38.62
Exercises	(545,465)	10.52
Forfeitures or expirations	(175,305)	29.83

Outstanding at September 30, 2008	9,573,859	$17.02	6.4	$151,008

Exercisable at September 30, 2008	5,540,274	$9.37	5.3	$119,167

We received net cash proceeds from the exercise of approximately 0.3 million stock options of $2.9 million for the three months ended September 30, 2008 and received net cash proceeds from the exercise of approximately 0.5 million stock options of $5.7 million for the nine months ended September 30, 2008. We received net cash proceeds from the exercise of approximately 0.5 million stock options of $4.9 million for the three months ended September 30, 2007 and received net cash proceeds from the exercise of approximately 1.1 million stock options of $10.2 million for the nine months ended September 30, 2007. In accordance with SFAS 123(R), we present excess tax benefits from the exercise of stock options, if any, as financing cash flows.

The aggregate intrinsic value in the above table represents the total pre-tax intrinsic value (i.e., the difference between our closing stock price on September 30, 2008 of $30.57 and the exercise price, times the number of shares) based on stock options with an exercise price less than NASDAQ OMX’s closing price of $30.57 as of September 30, 2008, which would have been received by the option holders had the option holders exercised their stock options at that date. This amount changed based on the fair market value of our common stock. The total number of in-the-money stock options exercisable as of September 30, 2008 was 5.3 million. As of September 30, 2007, 4.6 million outstanding stock options were exercisable and the weighted-average exercise price was $8.73.

Total fair value of stock options vested was $0.2 million for the three months ended September 30, 2008, $4.6 million for the nine months ended September 30, 2008, $0.8 million for the three months ended September 30, 2007 and $5.4 million for the nine months ended September 30, 2007. The total pre-tax intrinsic value of stock options exercised was $6.0 million for the three months ended September 30, 2008, $13.6 million for the nine months ended September 30, 2008 $12.7 million for the three months ended September 30, 2007 and $24.2 million for the nine months ended September 30, 2007.

At September 30, 2008, $18.4 million of pre-tax total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.6 years.

The following table summarizes our RSA, RSU and PSU activity for the nine months ended September 30, 2008:

	Restricted Stock	Weighted- Average Grant Date Fair Value	PSUs		Weighted- Average Grant Date Fair Value
Unvested balances at January 1, 2008	994,723	$37.23	181,152		$37.31
Granted	276,686	34.56	211,921	(1)	41.26
Vested	(137,521)	21.51	—		—
Forfeited	(77,464)	38.74	—		—

Unvested balances at September 30, 2008	1,056,424	$38.42	393,073		$39.44

(1)	This amount includes 91,025 additional PSUs for which we determined that performance measures will more likely than not be achieved.

At September 30, 2008, $29.1 million of total unrecognized compensation cost related to restricted stock and PSUs are expected to be recognized over a weighted-average period of 1.6 years.

Under our ESPP employees may purchase shares having a value not exceeding 10.0% of their annual compensation, subject to applicable annual Internal Revenue Service limitations. As of September 30, 2008, employees purchased 72,806 shares at a price of $22.57 and as of September 30, 2007 employees purchased 61,281 shares at a price of $25.28. The next purchase will be at the end of December 2008. We recorded $0.1 million for the three months ended September 30, 2008 and $0.4 million for the nine months ended September 30, 2008 of compensation expense for the 15.0% discount that is given to our employees. We recorded $0.1 million for the three months ended September 30, 2007 and $0.4 million for the nine months ended September 30, 2007 of compensation expense for the 15.0% discount that is given to our employees.

11. Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands, except share and per share amounts)
Numerator:
Net income:
Net income for basic earnings per share	$60,116	$364,993	$283,116	$439,438
Interest impact of 3.75% convertible notes, net of tax	680	2,522	2,041	7,566

Net income for diluted earnings per share	$60,796	$367,515	$285,157	$447,004

Denominator:
Weighted-average common shares outstanding for basic earnings per share(1)	199,977,325	113,175,320	186,940,225	112,788,486

Weighted-average effect of dilutive securities:
Employee stock options and awards	5,102,123	5,628,332	4,926,016	5,707,727
3.75% convertible notes assumed converted into common stock	8,281,162	30,689,655	8,281,169	30,689,655
Warrants	791,143	2,758,443	913,421	2,716,821

Denominator for diluted earnings per share	214,151,753	152,251,750	201,060,831	151,902,689

Basic and diluted earnings per share:
Basic earnings per share	$0.30	$3.23	$1.51	$3.90

Diluted earnings per share	$0.28	$2.41	$1.42	$2.94

(1)

The three and nine months ended September 30, 2008, amounts include 60,561,515 shares of common stock issued to Borse Dubai and the Trust in conjunction with the business combination with OMX on a weighted-average basis from the date of the business combination.

Options to purchase 9,573,859 shares of common stock, 1,449,497 shares of restricted stock and PSUs and warrants exercisable into 1,539,489 shares of common stock were outstanding at September 30, 2008. The 3.75% convertible notes have been accounted for under the if-converted method of SFAS 128 as we will settle the convertible notes in shares of our common stock. As such, the

3.75% convertible notes are convertible into 8,281,162 shares of common stock as of September 30, 2008. The 2.50% convertible notes are accounted for under the treasury stock method of SFAS 128 as it is our intent and policy to settle the principal amount of the notes in cash. Based on the settlement structure of the notes, which permit the principal amount to be settled in cash and the conversion premium to be settled in shares of our common stock or cash, we will reflect the impact of the convertible spread portion of the convertible notes in the diluted calculation using the treasury stock method.

For the three months ended September 30, 2008, we included 6,610,129 of the options outstanding, 629,952 shares of restricted stock and PSUs, all of the shares underlying the 3.75% convertible notes and all of the shares underlying the warrants in the computation of diluted earnings per share, on a weighted-average basis, as their inclusion was dilutive. The remaining options and shares of restricted stock and PSUs are antidilutive, and the conversion spread of our 2.50% convertible senior notes was out of the money, and as such, they were properly excluded. For the nine months ended September 30, 2008, we included 6,705,089 of the options outstanding, 1,002,201 shares of restricted stock and PSUs, all of the shares underlying the 3.75% convertible notes, which includes all outstanding 3.75% convertible notes and 3.75% convertible notes converted into 2,000 shares of common stock during the first nine months of 2008 and all of the shares underlying the warrants in the computation of diluted earnings per share, on a weighted-average basis, as their inclusion was dilutive. The remaining options and shares of restricted stock and PSUs are antidilutive, and the conversion spread of our 2.50% convertible senior notes was out of the money, and as such, they were properly excluded.

Options to purchase 10,100,915 shares of common stock, 771,377 shares of restricted stock, 3.75% convertible notes convertible into 30,689,655 shares of common stock and warrants exercisable into 4,962,500 shares of common stock were outstanding at September 30, 2007. For the three months ended September 30, 2007, we included 7,683,109 of the options outstanding, 771,228 shares of restricted stock, all of the shares underlying the convertible notes and all of the shares underlying the warrants in the computation of diluted earnings per share, on a weighted average basis, as their inclusion was dilutive. For the nine months ended September 30, 2007, we included 7,683,109 of the options outstanding, 766,044 shares of restricted stock, all of the shares underlying the convertible notes and all of the shares underlying the warrants in the computation of diluted earnings per share, on a weighted average basis, as their inclusion was dilutive. The remaining options and shares of restricted stock were considered antidilutive and were properly excluded.

12. Fair Value of Financial Instruments

Fair Value Measurement—Definition and Hierarchy

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

The following table presents for each of the above hierarchy levels, our financial assets and liabilities that are measured at fair value on a recurring basis at September 30, 2008.

	Balance as of September 30, 2008	Fair Value Measurements
		(Level 1)	(Level 2)	(Level 3)
		(in thousands)
Financial Assets Measured at Fair Value on a Recurring Basis
Market value, outstanding derivative positions(1)	$761,740	$—	$761,740	$—
Financial investments, at fair value(2)	194,062	194,062	—	—
Other assets(3)	68,301	48,895	19,406	—

Total	$1,024,103	$242,957	$781,146	$—

Financial Liabilities Measured at Fair Value on a Recurring Basis
Market value, outstanding derivative positions(1)	$761,740	$—	$761,740	$—
Other liabilities(4)	35,238	—	35,238	—

Total	$796,978	$—	$796,978	$—

(1)

Represents net amounts associated with our clearing operations in the derivatives market on the Nordic Exchange. See Note 13, “Derivative Financial Instruments and Hedging Activities,” for further discussion.

(2)	See “Financial Investments” of Note 2, “Summary of Significant Accounting Policies” and Note 6, “Financial Investments, at Fair Value,” for further discussion.
(3)

Primarily includes our long-term available-for-sale investment securities and derivative financial instruments. See “Financial Investments” of Note 2, “Summary of Significant Accounting Policies” and Note 13, “Derivative Financial Instruments and Hedging Activities,” for further discussion.

(4)	Primarily includes our derivative financial instruments included in Other accrued liabilities. See Note 13, “Derivative Financial Instruments and Hedging Activities.

We also consider our debt obligations to be financial instruments. The fair value of our debt obligations was estimated using discounted cash flow analyses based on our assumed incremental borrowing rates for similar types of borrowing arrangements and a Black-Scholes valuation technique that is utilized to calculate the convertible option value for the 3.75% convertible notes and the 2.50% convertible senior notes. At September 30, 2008, the carrying value of our debt obligations was approximately $62.6 million less than fair value primarily due to the stock appreciation on the 3.75% convertible notes’ convertible option feature from $14.50 at the time of issuance to $30.57 at September 30, 2008, partially offset by a decrease in fair value on the 2.50% convertible senior notes with a convertible option feature equivalent to a conversion price of approximately $55.13 compared to the closing price of $30.57 at September 30, 2008. At December 31, 2007, the carrying value of our debt obligations was approximately $266.9 million less than fair value due to the stock appreciation on the 3.75% convertible notes option feature from $14.50 at time of issuance to $49.49 at December 31, 2007. See Note 8, “Debt Obligations,” for further discussion.

Financial Instruments Not Measured at Fair Value on a Recurring Basis

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

•	Interest rate swap contracts which are agreements between two parties to exchange one stream of future interest payments for another based on a specified principal amount over a set period of time.

•

Foreign currency option contracts which give the purchaser, for a fee, the right, but not the obligation, to buy or sell within a limited time a financial instrument or currency at a contracted price that may also be settled in cash, based on differentials between specified indices or prices.

NASDAQ OMX may use these derivative financial instruments to manage exposure to various market risks, primarily foreign currency exchange rate fluctuations and changes in interest rates on our variable rate debt, and are an integral component of our market risk and related asset/liability management strategy and processes.

Depending on market conditions, we may use foreign currency future, forward and option contracts to limit our exposure to foreign currency exchange rate fluctuations on contracted revenue streams (hedged item) relating to our market technology sales.

When the contracted revenue streams meet the definition of a firm commitment in accordance with SFAS 133, these derivative contracts may be designated as fair value hedges, if the applicable hedge criteria is met. Changes in fair value on the derivatives and the related hedged items are recognized in other income (expense), net in the Condensed Consolidated Statements of Income.

Derivatives Designated as Cash Flow Hedges

In the third quarter of 2008, we entered into interest rate swap agreements that effectively converted $200.0 million of our Credit Facilities which is floating rate debt to a fixed rate basis through August 2011, thus reducing the impact of interest rate changes on future interest expense.

All derivative contracts used to manage interest rate risk are measured at fair value and reported in other current assets or other current liabilities as appropriate with the offset in accumulated other comprehensive income in the Condensed Consolidated Balance Sheets. Any ineffectiveness would impact earnings through interest expense. There was no material ineffectiveness recorded in earnings for the three or nine months ended September 30, 2008.

Derivatives Not Designated as Hedges

NASDAQ OMX may also enter into economic hedges that either do not qualify or are not designated for hedge accounting treatment. This type of hedge is undertaken when SFAS 133 hedge requirements cannot be achieved or management decides not to apply SFAS 133 hedge accounting.

In order to economically hedge the foreign currency exposure on our business combination with OMX, we entered into foreign currency option and forward contracts beginning at the time of the announcement of the proposed combination. In accordance with SFAS 133, a derivative used to hedge exposure related to an anticipated business combination does not qualify for specialized hedge accounting, and as such, was marked to market through the income statement in other income (expense), net each reporting period. For additional discussion of the combination with OMX, see Note 3, “Business Combinations.” For the Nord Pool transaction, we also entered into a forward contract. This contract was settled at the closing of the Nord Pool transaction in the fourth quarter of 2008. See below for further discussion.

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

The following table presents the realized and unrealized gain/(loss) on each forward contract recognized in the Condensed Consolidated Statements of Income for three months ended September 30, 2008 related to our foreign currency forward contracts.

	Realized Gain (Loss)	Unrealized Loss	Total Gain/(Loss) for the Three Months Ended September 30, 2008
	(in thousands)
NOK 2008 Forward Contract	$1,433	$(46,508)	$(45,075)
Other(1)	(1,600)	(4,013)	(5,613)

Total	$(167)	$(50,521)	$(50,688)

(1)

Primarily represents market technology forward currency contracts used to limit our exposure to foreign currency exchange rate fluctuations on contracted revenue streams which do not qualify for hedge accounting.

In the first quarter of 2008 we entered into a forward contract to hedge the NOK cash payment for the Nord Pool transaction. We recognized a total loss of $45.1 million in the third quarter of 2008 related to this NOK forward contract.

The following table presents the cumulative realized gain/(loss) on each option contract and the gain recognized in the Condensed Consolidated Statements of Income for nine months ended September 30, 2008 related to our foreign currency option contracts.

	Purchase	Sale/Expiration	Cumulative Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Total Gain/(Loss) for the Nine Months Ended September 30, 2008
	(in thousands)
SEK 2007 Option Contract(1)	$39,026	$66,515	$27,489	$(21,682)	$5,807
SEK 2008 Option Contract	12,500	—	(12,500)	—	(12,500)

Total	$51,526	$66,515	$14,989	$(21,682)	$(6,693)

(1)	This contract, which was originally purchased in October 2007, had a fair value at December 31, 2007 of $60.7 million.

The following table presents the realized and unrealized gain/(loss) recognized in the Condensed Consolidated Statements of Income for nine months ended September 30, 2008 related to our foreign currency forward contracts.

	Realized Gain (Loss)	Unrealized Loss	Total Gain/ (Loss) for the Nine Months Ended September 30, 2008
	(in thousands)
SEK 2008 Forward Contracts	$33,712	$—	$33,712
NOK 2008 Forward Contract	1,433	(39,807)	(38,374)
Other(1)	7,517	(6,713)	804

Total	$42,662	$(46,520)	$(3,858)

(1)

Primarily represents market technology forward currency contracts used to limit our exposure to foreign currency exchange rate fluctuations on contracted revenue streams which do not qualify for hedge accounting.

As shown in the above two tables, for the nine months ended September 30, 2008 we recognized a loss of $6.7 million related to option contracts and also recognized a loss of $3.8 million related to forward contracts for a total loss of $10.5 million. The following discusses the gain/(loss) recognized on each contract.

On January 7, 2008, we sold the SEK 2007 option contract for $66.5 million and recorded a $5.8 million gain in the first quarter of 2008. On the same date, we purchased a new contract for $12.5 million which expired out-of-the-money in February of 2008 and we recorded a loss for the purchase amount of $12.5 million. Also, in the first quarter of 2008, we entered into forward contracts to hedge the SEK cash payment made in connection with the business combination with OMX and recorded a gain of $33.7 million in the first quarter 2008 at the time of the business acquisition relating to the cash payments for the SEK forward contracts.

As noted above, in the first quarter of 2008 we entered into a forward contract to hedge the NOK cash payment for the Nord Pool transaction. We recognized a net loss of $38.4 million in the first nine months of 2008 related to this NOK forward contract. We agreed to purchase Nord Pool’s clearing, international derivatives and consulting subsidiaries for approximately $320 million. We entered into a forward contract to buy NOK and sell U.S. Dollars at an exchange rate of 5.2129. During the third quarter of 2008, the exchange rate changed to 5.8628, resulting in an unrealized loss of $45.1 million. The closing of the Nord Pool transaction occurred on October 21, 2008. At this time, we closed out the forward contract, resulting in an additional realized loss of approximately $33 million.

The gain on foreign currency contracts was $35.2 million in the third quarter of 2007 and was $25.7 million in the first nine months of 2007. The gain in the third quarter of 2007 is related to our business combination with OMX. The gain in the first nine months of 2007 is also related to our business combination with OMX, partially off set by a $7.8 million loss recorded in the first half of 2007 related to our hedge of the foreign currency exposure on our acquisition bid for the LSE. At the time of the commencement of the bid for the LSE in the fourth quarter of 2006, we purchased foreign currency option contracts. In conjunction with the lapse of our final offers for LSE, we traded out of these foreign exchange contracts in February 2007. Due to the improving exchange rate of the dollar when compared to the pound sterling a $7.8 million loss was recorded on these foreign currency option contracts.

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

The change in market value of the above mentioned derivative contracts are reported gross on the balance sheet as a receivable pertaining to the purchasing party and a payable pertaining to the selling party. Such receivables and liabilities attributable to outstanding derivative positions have been netted to the extent that such a legal offset right exists and, at the same time, that it is our intention to settle these items. At September 30, 2008, our market value, outstanding derivative positions in the Condensed Consolidated Balance Sheet was $761.7 million. See Note 15, “Commitments, Contingencies and Guarantees,” for further discussion of our guarantees on the fulfillment of these contracts and collateral received.

The following table presents the fair value of our outstanding derivative positions at September 30, 2008. Assets and liabilities included in the table represent gross unrealized gains and losses prior to netting.

	Asset	Liability
	(in millions)
Stock options and futures	$444.5	$444.5
Index options and futures	295.1	295.1
Fixed income options and futures	346.7	346.7

Total	$1,086.3	$1,086.3

14. Comprehensive Income

Comprehensive income is composed of net income and other comprehensive income, which includes the after-tax change in unrealized gains and losses on available-for-sale securities, the change in unrealized gains and losses on derivative financial instruments that qualify as cash flow hedges, foreign currency translation adjustments and employee benefit adjustments. The changes in the components of comprehensive income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Net income	$60,116	$364,993	$283,116	$439,438
Other comprehensive income:
Change in unrealized gains and losses on available-for-sale investments, net of tax(1)	(17,968)	(201,200)	(25,192)	(146,743)
Change in unrealized gains and losses on derivative financial instruments that qualify as cash flow hedges(2)	(856)	—	(856)	—
Change in foreign currency translation adjustments(3)	(13,183)	2	(5,957)	(153)

Total	$28,109	$163,795	$251,111	$292,542

(1)

The 2008 amounts represent unrealized losses on our long-term available-for-sale investments, which includes foreign currency losses and is included in other assets in the Condensed Consolidated Balance Sheets. The 2007 amount includes the unrealized gain related to our investment in the LSE, net of tax, which includes foreign currency gains. See Note 6, “Financial Investments, at Fair Value,” for further discussion.

(2)

The 2008 amounts represent the change in fair value of our cash flow hedge which we entered into in the third quarter of 2008 to effectively convert a portion of our floating rate debt to a fixed rate basis. See Note 8, “Debt Obligations” and Note 13, “Derivative Financial Instruments and Hedging Activities,” for further discussion.

(3)	Amounts includes after-tax gains and losses on foreign currency translation from operations for which the functional currency is other than the U.S. dollar.

15. Commitments, Contingencies and Guarantees

Escrow Agreements

In connection with our acquisitions of Directors Desk in 2007, GlobeNewswire and Shareholder.com in 2006 and Carpenter Moore in 2005, we entered into escrow agreements for the designation of funds to secure the payment of post-closing adjustments and other closing conditions. In the third quarter of 2008, we acquired PHLX and BSX and designated $15.0 million to an escrow account for PHLX and $9.5 million to an escrow for BSX for certain post-closing adjustments and other closing conditions. For the nine months ended September 30, 2008, NASDAQ OMX paid $1.0 million for Carpenter Moore, $1.9 million for GlobeNewswire and $0.9 million for Directors Desk from the escrow accounts for the settlement of closing conditions related to these acquisitions. At September 30, 2008, all of our escrow agreements provide for future remaining payments of $6.8 million in 2008, $21.7 million in 2009 and $3.3 million in 2010.

Brokerage Activities

In accordance with FASB Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” Nasdaq Execution Services and NASDAQ Options Services, LLC provide guarantees to securities clearinghouses and exchanges under their standard membership agreements, which require members to guarantee the performance of other members. If a member becomes unable to satisfy its obligations to the clearinghouses, other members would be required to meet its shortfalls. To mitigate these performance risks, the exchanges and clearinghouses often require members to post collateral as well as meet certain minimum financial standards. Nasdaq Execution Services’ and NASDAQ Options Services’ maximum potential liability under these arrangements cannot be quantified. However, we believe that the potential for Nasdaq Execution Services and NASDAQ Options Services to be required to make payments under these arrangements is unlikely. Accordingly, no contingent liability is recorded in the Condensed Consolidated Balance Sheets for these arrangements.

Obligations Under Guarantee

In connection with our registration as a national securities exchange, Nasdaq completed an internal reorganization in November 2006. As part of the reorganization, Nasdaq transferred the ownership of some of its subsidiaries, including its broker-dealer subsidiaries, to the NASDAQ Exchange. The NASDAQ Exchange assumed Nasdaq’s obligations under the 3.75% convertible notes due October 22, 2012 and the related indenture. Nasdaq has guaranteed the obligations of the NASDAQ Exchange under the indenture.

As discussed in Note 8, “Debt Obligations,” in the fourth quarter of 2007 and the first nine months of 2008, a portion of the 3.75% convertible notes were converted from debt to equity. NASDAQ OMX continues to guarantee the obligations of the NASDAQ Exchange under the remaining 3.75% convertible notes.

Guarantees Issued and Collateral Received for Clearing Operations

Through our Nordic Exchange clearing operations, we act as a counterparty in each transaction and thereby guarantee the fulfillment of each contract. We are required to pledge collateral for commitments with other clearinghouses. The amount of these commitments is calculated on the gross exposure between the clearinghouses. As collateral for these obligations, we have obtained bank guarantees, which are guaranteed by us through counter indemnities. At September 30, 2008, these bank guarantees totaled $387.9 million. We require our customers to pledge collateral and meet certain minimum financial standards to mitigate the risk if they become unable to satisfy their obligations. At September 30, 2008, total customer pledged collateral was $2.4 billion. The pledged collateral is held by a custodian bank. Since these funds are not held by NASDAQ OMX and they are not available for NASDAQ OMX to use, we do not receive any interest income on these funds. We believe that the potential for us to be required to make payments under these arrangements is mitigated through the pledged collateral and our risk management policies. Accordingly, no contingent liability is recorded in the Condensed Consolidated Balance Sheets for these arrangements.

Other Guarantees

We have provided guarantees as of September 30, 2008 of $26.7 million, primarily related to obligations for our rental and leasing contracts. We have received financial guarantees from various financial institutions to support these guarantees.

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

16. Other Income (Expense), net

The following table presents the components of other income (expense), net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Interest income	$9,513	$9,527	$27,663	$22,846
Interest expense	(25,998)	(23,434)	(55,545)	(70,488)

Net interest expense (1)	(16,485)	(13,907)	(27,882)	(47,642)
Dividend and investment income (2)	1,748	142	5,034	14,729
Income from unconsolidated investees, net (3)	(163)	—	27,478	—
Gain (loss) on foreign currency contracts (4)	(50,688)	35,257	(10,551)	25,748
Gain on sale of strategic initiative (5)	—	431,383	—	431,383
Strategic initiative costs (6)	—	—	—	(26,511)

Total other income (expense), net	$(65,588)	$452,875	$(5,921)	$397,707

(1)

The increase in net interest expense in the three months ended September 30, 2008 compared with the same period in 2007 is primarily due to a higher outstanding debt balance due to the draw down of additional debt in the third quarter of 2008 to fund the PHLX acquisition as well as the acquisition of the clearing, international derivatives and consulting subsidiaries of Nord Pool as well as higher amortization of debt issuance costs. The decrease in net interest expense for the nine months ended September 30, 2008 compared with the same period in 2007 was primarily due to the repayment in full of our outstanding debt obligations in September 2007 from the proceeds of the sale of the share capital of the LSE, partially offset by the financing obtained for our business combination with OMX in February 2008. See Note 8, “Debt Obligations,” for further discussion.

(2)

The increase in dividend and investment income in the three months ended September 30, 2008 compared with the same period in 2007 is due to the inclusion of OMX’s and PHLX’s dividend and investment income. The decrease in dividend and investment income in the nine months ended September 30, 2008 compared with the same period in 2007 primarily relates to ordinary dividends declared from our investment in the LSE in 2007.

(3)

During the three months ended September 30, 2008, the loss from unconsolidated investees relates to our share of the earnings or losses of our equity method investees. The income in the nine months ended September 30, 2008 primarily relates to the gain on the non-monetary contribution of the Nasdaq trade name to obtain an equity interest in DIFX. See “Equity Investment in DIFX” in Note 3, “Business Combinations,” for further discussion.

(4)

The loss in the three months ended September 30, 2008 primarily relates to the Nord Pool transaction ($45.1 million) and losses on forward currency contracts used to limit our exposure to foreign currency exchange rate fluctuations on contracted revenue streams. The loss in the nine months ended September 30, 2008 primarily relates to the Nord Pool transaction ($38.4 million), partially offset by gains related to our business combination with OMX. The gain in the three months ended September 30, 2007 is related to our business combination with OMX. The gain in the nine months ended September 30, 2007 is also related to our business combination with OMX and is partially offset by a $7.8 million loss recorded for our acquisition bid for the LSE. See Note 13, “Derivative Financial Instruments and Hedging Activities,” for further discussion.

(5)

The pre-tax gain on sale of strategic initiative for the three and nine months ended September 30, 2007 of $431.4 million represents the sale of our share capital of the LSE and is net of costs directly related to the sale of $18.0 million, primarily broker fees. See Note 6, “Financial Investments, at Fair Value,” for further discussion.

(6)

The strategic initiative costs for the three and nine months ended September 30, 2007 were incurred in connection with our strategic initiatives related to the LSE, including our acquisition bid. In conjunction with the lapse of our final offers, these costs were charged to expense. See Note 6, “Financial Investments, at Fair Value,” for further discussion.

17. Segments

We manage, operate and provide our products and services in three business segments, our Market Services segment, our Issuer Services segment and our Market Technology segment. The Market Services segment includes our U.S. and European Transaction Services business (cash equity and derivative trading) and our Market Data business, which are interrelated because the Transaction Services business generates the quote and trade information that we sell to market participants and data vendors. Market Services also includes our Broker Services business. The Issuer Services segment includes our U.S. and European Listing Services and Financial Products businesses. The companies listed on The NASDAQ Stock Market and the Nordic Exchange represent a diverse array of industries. This diversity of companies listed on our markets allows us to develop industry-specific and other indexes that we use to develop and license financial products and associated derivatives. The Listing Services business also includes revenues from Corporate services which includes revenues generated through our insurance agency business, shareholder, directors and newswire services. Through our Market Technology segment we provide technology solutions for trading, clearing and settlement information dissemination and also offers facility management integration and advisory services. Our management allocates resources, assesses performance and manages these businesses as three separate segments.

We evaluate the performance of our segments based on several factors, of which the primary financial measure is income before income taxes. Results of individual businesses are presented based on our management accounting practices and our management structure. Certain amounts are allocated to corporate items in our management reports based on the decision that those activities should not be used to evaluate the segment’s operating performance, including amounts related to the business combination with OMX, our acquisition of Nord Pool’s clearing, international derivatives and consulting subsidiaries and our acquisition bid for the LSE. See below for further discussion.

The following table presents certain information regarding these operating segments for the three and nine months ended September 30, 2008 and 2007.

	Market Services	Issuer Services	Market Technology	Corporate Items and Eliminations		Consolidated
	(in thousands)
Three months ended September 30, 2008
Total revenues	$879,260	$85,047	$24,942	$1,131		$990,380
Cost of revenues	(591,342)	—	—	—		(591,342)

Revenues less liquidity rebates, brokerage, clearance and exchange fees	287,918	85,047	24,942	1,131		399,038

Income (loss) before income taxes	$141,581	$13,631	$(11,393)	$(44,600	)(1)	$99,219

	Market Services	Issuer Services	Corporate Items and Eliminations		Consolidated
	(in thousands)
Three months ended September 30, 2007
Total revenues	$578,668	$73,229	$64		$651,961
Cost of revenues	(442,017)	—	—		(442,017)

Revenues less liquidity rebates, brokerage, clearance and exchange fees	136,651	73,229	64		209,944

Income before income taxes	$80,725	$23,611	$432,245	(2)	$536,581

	Market Services	Issuer Services	Market Technology	Corporate Items and Eliminations		Consolidated
	(in thousands)
Nine months ended September 30, 2008
Total revenues	$2,300,308	$248,337	$74,622	$2,417		$2,625,684
Cost of revenues	(1,568,161)	—	—	—		(1,568,161)

Revenues less liquidity rebates, brokerage, clearance and exchange fees	732,147	248,337	74,622	2,417		1,057,523

Income (loss) before income taxes	$385,237	$56,013	$(12,823)	$17,220	(3)	$445,647

	Market Services	Issuer Services	Corporate Items and Eliminations		Consolidated
	(in thousands)
Nine months ended September 30, 2007
Total revenues	$1,561,550	$210,321	$235		$1,772,106
Cost of revenues	(1,171,417)	—	—		(1,171,417)

Revenues less liquidity rebates, brokerage, clearance and exchange fees	390,133	210,321	235		600,689

Income loss before income taxes	$206,787	$60,882	$394,093	(2)	$661,762

(1)

The three months ended September 30, 2008 amount primarily includes a net loss on foreign currency contracts of $45.1 million, which were purchased to hedge the foreign exchange exposure in connection with our acquisition of Nord Pool’s clearing, international derivatives and consulting subsidiaries. See Note 13, “Derivative Financial Instruments and Hedging Activities,” for further discussion.

(2)	The 2007 amounts primarily include:

•	gain from the sale of our share capital of the LSE of $431.4 million for the three and nine months ended September 30, 2007;

•

gain on foreign currency option contract of $35.2 million for the three months ended September 30, 2007 and $33.5 million for nine months ended September 30, 2007, which was purchased to hedge the foreign exchange exposure in connection with our business combination with OMX. For the nine months ended September 30, 2007, we incurred a $7.8 million loss on foreign currency option contracts which were entered into to hedge the foreign exchange exposure on the acquisition bid for the LSE;

•

charges of $19.5 million for a tax sharing payment owed to SLP and $5.8 million for the loss on the early extinguishment of debt related to the payment in full of our former credit facilities for both the three and nine months ended September 30, 2007;

•	dividend income of $14.5 million for the nine months ended September 30, 2007 related to our investment in the LSE;

•	strategic initiative costs of $26.5 million for the nine months ended September 30, 2007 incurred in connection with acquiring our investment in the LSE and our acquisition bid; and

•	interest expense of $9.1 million for the three months ended September 30, 2007 and $27.4 million for the nine months ended September 30, 2007 related to our investment in the LSE.

(3)	The nine months ended September 30, 2008 amount primarily includes:

•

income from unconsolidated investees, net of $27.5 million, primarily related to our gain on the non-monetary contribution of the Nasdaq trade name to obtain an equity interest in DIFX. See “Equity Investment in DIFX” in Note 3, “Business Combinations,” for further discussion; and

•

loss on foreign currency contracts of $38.4 million, which were purchased to hedge the foreign exchange exposure in connection with our acquisition of Nord Pool’s clearing, international derivatives and consulting subsidiaries, partially offset by a $27.0 million gain from foreign currency contracts purchased to hedge the business combination with OMX. See Note 13, “Derivative Financial Instruments and Hedging Activities,” for further discussion.

Total assets increased $7.2 billion at September 30, 2008 as compared with December 31, 2007, primarily due to the business combination with OMX and our acquisition of PHLX. See Note 3, “Business Combinations,” for further discussion.

18. Subsequent Events

Acquisition of Nord Pool

On October 21, 2008, we completed our previously announced acquisition of Nord Pool’s clearing, international derivatives and consulting subsidiaries. The aggregate purchase price of NOK 2,182 million (approximately $325.0 million) consisted of NOK 1,725 million (approximately $257.0 million) in cash and NOK 457 million (approximately $68.0 million) in the form of a vendor note due to the current owners of Nord Pool within 18 months of closing. NASDAQ OMX may also be obligated to pay further earn-out payments of up to NOK 800 million (approximately $119.0 million), based on certain volume measurements over a five-year period.

To finance the acquisition, we borrowed $300.0 million from a delayed draw term loan facility under our existing Credit Facilities. We plan to settle the remainder of the aggregate purchase price with cash on hand. The foregoing disclosure assumes an exchange rate of NOK 6.7131 to USD 1.00, which was the rate on October 21, 2008.

As of September 30, 2008, we had an open foreign currency contract hedging our currency risk on the Nord Pool transaction. Upon closing of the Nord Pool transaction, we settled and closed out the currency contract and recorded a realized loss of approximately $33 million in the fourth quarter of 2008.

SCCP Operations

On October 30, 2008, NASDAQ OMX announced it will discontinue the SCCP operations effective December 31, 2008. All current operations will continue until that time. Our decision to discontinue the SCCP operations will not have a material impact on our consolidated financial position or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

On February 27, 2008, Nasdaq and OMX combined their businesses and Nasdaq was renamed The NASDAQ OMX Group, Inc. Under the purchase method of accounting, Nasdaq was treated as the accounting and legal acquirer in the business combination with OMX. We also completed our previously announced acquisitions of PHLX on July 24, 2008 and BSX on August 29, 2008. Both acquisitions have also been treated as purchases for accounting purposes, with NASDAQ OMX treated as the acquirer. The financial results of OMX are included in the consolidated financial results beginning on February 27, 2008. PHLX is included beginning July 24, 2008 and BSX is included beginning August 29, 2008.

Results of Operations

Financial Highlights

The comparability of our operating results for the three and nine months ended September 30, 2008 to the same periods in 2007 is significantly impacted by our business combination with OMX as well as our acquisition of PHLX. In our discussion and analysis of results of operations, we have quantified the contribution of additional revenues or expenses resulting from the OMX business combination and the PHLX acquisition wherever such amounts were material. While identified amounts may provide indications of general trends, the analysis cannot completely address the effects attributable to integration efforts.

The following pre-tax items impacted our third quarter 2008 results:

•

Improved revenues less liquidity rebates, brokerage, clearance and exchange fees from our Market Services segment which increased $151.3 million to $288.0 million in the third quarter of 2008 compared with $136.7 million in the third quarter of 2007 due to the following:

•

Increases in the average daily share volume and trade execution market share for New York Stock Exchange, or NYSE-listed securities, and regional-listed securities, partially offset by higher cost of revenues; and

•

The inclusion of OMX Market Services revenues for the third quarter 2008 of $93.9 million and the inclusion of PHLX’s Market Services revenues less liquidity rebates, brokerage, clearance and exchange fees from the date of acquisition totaling $31.8 million.

•

Increase in our Issuer Services segment revenues of $11.8 million, or 16.1%, to $85.0 million in the third quarter of 2008, compared with $73.2 million in the third quarter of 2007, primarily due to the inclusion of OMX’s Issuer Services revenues for the third quarter 2008 of $11.4 million.

•	Market Technology revenues of $24.9 million resulting from our business combination with OMX.

•

Increase in total operating expenses of $107.7 million, or 85.3%, to $233.9 million in the third quarter of 2008, compared with $126.2 million in the third quarter of 2007, primarily due to the inclusion of OMX’s operating expenses in the third quarter 2008 of $83.9 million and the inclusion of PHLX’s operating expenses from the date of acquisition totaling $19.0 million.

•

Loss on foreign currency contracts of $50.7 million included in other income (expense), net in the Condensed Consolidated Statements of Income, primarily related to the Nord Pool transaction and losses on forward currency contracts used to limit our exposure to foreign currency exchange rate fluctuations on contracted revenue streams.

These current and prior year items are discussed in more detail below.

Key Drivers

The following table includes key drivers for our Market Services, Issuer Services, and Market Technology segments. In evaluating the performance of our business, our senior management closely watches these key drivers.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Market Services
Cash Equity Trading
Average daily share volume in NASDAQ securities (in billions)	2.26	2.18	2.27	2.16
Matched market share in NASDAQ securities(1)	41.0%	47.3%	43.3%	46.3%
Market share reported to the FINRA/NASDAQ Trade Reporting Facility in NASDAQ securities(2)	21.3%	23.2%	21.7%	26.1%
Total market share in NASDAQ securities(3)	62.3%	70.5%	65.0%	72.4%
Matched market share in NYSE securities(1)	23.3%	18.0%	22.3%	16.5%
Market share reported to the FINRA/NASDAQ Trade Reporting Facility in NYSE securities(2)	18.7%	17.0%	18.2%	17.9%
Total market share in NYSE securities(3)	42.0%	35.0%	40.5%	34.4%
Matched market share in American Stock Exchange, or Amex, and regional securities(1)	35.3%	34.2%	35.3%	32.5%
Market share reported to the FINRA/NASDAQ Trade Reporting Facility in Amex and regional securities(2)	14.6%	18.2%	15.7%	20.1%
Total market share in Amex and regional securities(3)	49.9%	52.4%	51.0%	52.6%
Matched share volume in all U.S.-listed equities (in billions)	179.2	121.7	469.3	318.6
Matched market share in all U.S.-listed equities(1)	29.6%	29.5%	30.0%	28.8%
Average daily number of equity trades on the Nordic Exchange	196,671	—	197,869	—
Average daily value of shares traded on the Nordic Exchange (in billions)	$4.6	—	$5.2	—
Derivative Trading
Average daily volume of U.S. equity contracts traded on Nasdaq Options Market and NASDAQ OMX PHLX (in millions)	2.6	—	2.3	—
NASDAQ OMX PHLX matched market share of U.S. equity options	16.6%	—	16.2%	—
Nasdaq Options Market matched market share of U.S. equity options	1.3%	—	0.7%	—
Average daily volume of equity and fixed-income contracts traded on the Nordic Exchange	391,049	—	434,211	—
Average daily volume of Nordic equity contracts traded on EDX London	169,604	—	160,957	—
Average daily volume of Finnish option contracts traded on Eurex	72,993	—	74,081	—
Issuer Services
Initial public offerings
NASDAQ	2	22	12	95
Nordic Exchange	3	—	14	—
New listings
NASDAQ(4)	58	56	148	200
Nordic Exchange	4	—	18	—
Number of listed companies
NASDAQ(5)	3,062	3,134	3,062	3,134
Nordic Exchange(6)	841	—	841	—
Market Technology
Order intake (in millions) (7)	$62.0	—	$190.0	—
Total order value (in millions) (8)	$465.0	—	$465.0	—

(1)	Transactions executed on NASDAQ’s systems.
(2)	Transactions reported to the Financial Industry Regulatory Authority/NASDAQ Trade Reporting Facility LLC, or the FINRA/NASDAQ TRF.
(3)	Transactions executed on NASDAQ’s systems plus trades reported through the FINRA/NASDAQ TRF.
(4)	New listings include IPOs, including those completed on a best efforts basis, issuers that switched from other listing venues, closed-end funds and separately listed ETFs.
(5)	Number of listed companies for NASDAQ also includes separately listed ETFs.
(6)	Represents companies listed on the Nordic Exchange and companies on its alternative market, First North.
(7)	Total contract value of orders signed.
(8)	Represents total contract value of orders signed that are yet to be recognized as revenue.

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

•

The loss of confidence in the credit markets, resulting in the unavailability of liquidity to customers, suppliers, trading participants and listed companies from sources such as the commercial paper market and the asset securitization market;

•	The failure of certain market participants and the partial or complete takeover of financial institutions by national governments;

•	The impact on the economic strength of technology customers and suppliers arising from the securities market declines and the economic slowdown;

•	Competition for listings and trading executions related to pricing, and product and service offerings; and

•	Other technological advancements and regulatory developments.

Currently our business drivers are characterized by significant investor uncertainty about the outlook for financial institutions and global economic growth, historically high levels of market volatility, industry adaptation to past major regulatory initiatives particularly the Markets in Financial Instruments Directive, or MiFID, in the European economic area, and continued rapid evolution and deployment of new technology in the financial services industry. The business environment that influenced our financial performance during the third quarter of 2008 can be characterized as follows:

•	The slowest pace of equity issuance since 2003 with two IPOs in the U.S. and three on the Nordic Exchange;

•	Continued reduced access to debt and equity capital for both new and established companies;

•

Very strong 47.3% annual growth relative to the third quarter of 2007 in equity matched trading volume in the U.S. driven by growth in our market share of NYSE-, and regional-listed securities as well as market volatility;

•

Higher levels of volatility, as well as decreasing trade size, also drove 3.0% growth relative to the third quarter of 2007 in the number of equity transactions on the Nordic Exchange which was offset by a 35.6% decrease in the value of equity transactions caused in large part by falling equity prices;

•	The Nordic Exchange experienced a 6.5% decline relative to the third quarter of 2007 in number of traded derivatives contracts in equity related products;

•	There was a 5.5% decline relative to the third quarter of 2007 in number of cleared derivatives contracts in fixed income related products for the Nordic Exchange;

•

Intense competition among U.S. exchanges for both equity trading volume and listings and growing competition in Europe as new trading platforms including NASDAQ OMX Europe are launched in response to MiFID;

•	Globalization of exchanges, customers and competitors extending the competitive horizon beyond national markets;

•	Consolidation of major global customers as financial institutions are acquired, merge, and restructure; and,

•

Market trends requiring continued investment in technology to meet customers’ demands for speed, capacity, and reliability as markets adapt to a global financial industry, as increased numbers of new companies surface, and as emerging countries show ongoing interest in developing their financial markets.

Current Business Developments

On October 21, 2008, we completed our previously announced acquisition of Nord Pool’s clearing, international derivatives and consulting subsidiaries. See Note 18, “Subsequent Events,” to the condensed consolidated financial statements for further discussion.

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

•

The Issuer Services segment includes our U.S. and European Listing Services and Financial Products businesses. The companies listed on The NASDAQ Stock Market and the Nordic Exchange represent a diverse array of industries. This diversity of companies listed on NASDAQ OMX markets allows us to develop industry-specific and other indexes that we use to develop and license financial products and associated derivatives.

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

Segment Operating Results

Of our total third quarter 2008 revenues of $990.3 million, 88.8% was from our Market Services segment, 8.6% was from our Issuer Services segment, 2.5% was from our Market Technology segment and 0.1% related to other revenues, compared to our total third quarter 2007 revenues of $652.0 million, of which 88.8% was from our Market Services segment and 11.2% was from our Issuer Services segment. Of our first nine months of 2008 revenues of $2,625.6 million, 87.6% was from our Market Services segment, 9.5% was from our Issuer Services segment, 2.8% was from our Market Technology segment and 0.1% related to other revenues, compared to our first nine months of 2007 revenues of $1,772.1 million, of which 88.1% was from our Market Services segment and 11.9% was from our Issuers Services segment.

The following table shows our total revenues, cost of revenues and revenues less liquidity rebates, brokerage, clearance and exchange fees by segment:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2008	2007		2008	2007
	(in millions)			(in millions)
Market Services	$879.3	$578.7	51.9%	$2,300.3	$1,561.6	47.3%
Issuer Services	85.0	73.2	16.1%	248.3	210.3	18.1%
Market Technology	24.9	—	#	74.6	—	#
Other	1.1	0.1	#	2.4	0.2	#

Total revenues	$990.3	$652.0	51.9%	$2,625.6	$1,772.1	48.2%
Cost of revenues	(591.3)	(442.0)	33.8%	(1,568.1)	(1,171.4)	33.9%

Revenues less liquidity rebates, brokerage, clearance and exchange fees	$399.0	$210.0	90.0%	$1,057.5	$600.7	76.0%

#	Denotes a variance equal to or greater than 100.0%.

MARKET SERVICES

The following table shows total revenues less liquidity rebates, brokerage, clearance and exchange fees from our Market Services segment:

	Three Months Ended September 30,		Percentage Change		Nine Months Ended September 30,		Percentage Change
	2008	2007			2008	2007
	(in millions)				(in millions)
Transaction Services
Cash Equity Trading Revenues:
U.S. cash equity trading (1)	$643.6	$491.3	31.0%		$1,736.3	$1,305.2	33.0%
Cost of revenues:
Liquidity rebates	(471.2)	(291.2)	61.8%		(1,201.2)	(754.7)	59.2%
Brokerage, clearance and exchange fees(1)	(106.2)	(150.8)	(29.6	) %	(351.4)	(416.7)	(15.7	) %

Total U.S. cash equity cost of revenues	(577.4)	(442.0)	30.6%		(1,552.6)	(1,171.4)	32.5%

Net U.S. cash equity trading revenues	66.2	49.3	34.3%		183.7	133.8	37.3%
European cash equity trading	33.6	—	#		84.9	—	#

Total cash equity trading revenues	99.8	49.3	#		268.6	133.8	#

Derivative Trading Revenues:
U.S. derivative trading(2)	43.2	—	#		45.6	—	#
Cost of revenues:
Liquidity rebates	(13.1)	—	#		(14.7)	—	#
Brokerage, clearance and exchange fees (2)	(0.8)	—	#		(0.8)	—	#

Total U.S. derivative cost of revenues	(13.9)	—	#		(15.5)	—	#

Net U.S. derivative trading revenues	29.3	—	#		30.1	—	#
European derivative trading	16.3	—	#		43.7	—	#

Total derivative trading revenues	45.6	—	#		73.8	—	#

Access Services revenues	26.9	19.1	40.8%		71.3	56.6	26.0%

Total Transaction Services revenues less liquidity rebates, brokerage, clearance and exchange fees	172.3	68.4	#		413.7	190.4	#

Market Data
Net U.S. tape revenue plans	38.1	37.3	2.1%		109.2	112.4	(2.8	) %
U.S. market data products	27.1	23.2	16.8%		79.4	65.0	22.2%
European market data products	22.3	—	#		56.4	—	#

Total Market Data revenues	87.5	60.5	44.6%		245.0	177.4	38.1%

Broker Services	12.9	—	#		32.1	—	#

Other Market Services	15.3	7.8	96.2%		41.4	22.4	84.8%

Total Market Services revenues less liquidity rebates, brokerage, clearance and exchange fees	$288.0	$136. 7	#		$732.2	$390.2	87.6%

#	Denotes a variance equal to or greater than 100.0%.
(1)

Includes Section 31 fees of $42.4 million in the third quarter of 2008, $94.2 million in the third quarter of 2007, $170.9 million in the first nine months of 2008 and $265.8 million in the first nine months of 2007. Section 31 fees are recorded as U.S. cash trading revenues with a corresponding amount recorded in cost of revenues.

(2)

Includes Section 31 fees of $0.7 million in the third quarter of 2008 and first nine months of 2008. Section 31 fees are recorded as U.S. derivative trading revenues with a corresponding amount recorded in cost of revenues.

Transaction Services

Cash Equity Trading Revenues

Cash equity trading revenues increased in the third quarter and for the first nine months of 2008 compared with the same periods in 2007 primarily due to an increase in trade execution market share and average daily share volume in NYSE- and regional-listed securities. Partially offsetting these increases for both the third quarter and for the first nine months of 2008 are lower Section 31 revenues due to lower rates charged by us to customers beginning January 2008. Cash Equity Trading revenues also include European cash equity trading revenues of $33.6 million for the third quarter of 2008 and $84.9 million for the first nine months of 2008 which includes trading and clearing revenues from equity products traded on the Nordic Exchange.

As discussed above, we record Section 31 fees as trading revenues with a corresponding amount recorded as cost of revenues. We are assessed these fees from the SEC and pass them through to our customers in the form of incremental fees. Since the amount recorded in revenues is equal to the amount recorded in cost of revenues, there is no impact on our revenues less liquidity rebates, brokerage, clearance and exchange fees. Section 31 fees were $42.4 million in the third quarter of 2008 compared to $94.2 million in the third quarter of 2007 and $170.9 million in the first nine months of 2008 compared to $265.8 million in the first nine months of 2007. The decrease in the third quarter and first nine months of 2008 compared with the same periods last year was primarily due to a rate reduction in January 2008.

Derivative Trading Revenues

U.S. derivative trading revenues in the third quarter and for the first nine months of 2008 primarily includes NASDAQ OMX PHLX’s derivative trading revenues of $37.5 million from the date of acquisition and revenues from The NASDAQ Options Market which was launched on March 31, 2008. Derivative Trading revenues also include European derivative trading revenues of $16.3 million for the third quarter of 2008 and $43.7 million for the first nine months of 2008 which includes trading and clearing revenues from derivative products traded on the Nordic Exchange

As discussed above, we record Section 31 fees as trading revenues with a corresponding amount recorded as cost of revenues. Since the amount recorded in revenues is equal to the amount recorded in cost of revenues, there is no impact on our revenues less liquidity rebates, brokerage, clearance and exchange fees. Section 31 fees relating to derivatives were $0.7 million in the third quarter and the first nine months of 2008. Section 31 fees do not apply to trading and clearing activities on the Nordic Exchange.

Access Services Revenues

Access services revenues increased in the third quarter and first nine months of 2008 compared to the same periods in 2007 primarily due to an increases in customer demand for network connectivity and exchange and other membership fees and the inclusion of NASDAQ OMX PHLX’s access services of $3.7 million.

Market Data

Market Data revenues increased in the third quarter and for the first nine months of 2008 compared with the same periods in 2007. This increase was primarily due to an increase in U.S. market data products revenues and the inclusion of European market data products revenues of $22.3 million for the third quarter of 2008 and $56.4 million for the first nine months of 2008. The increase in the first nine months of 2008 is partially offset by a decrease in net U.S. tape revenue plans.

U.S. market data products revenues increased in the third quarter and the first nine months of 2008 compared with the same periods in 2007. The increase in the third quarter of 2008 compared to the third quarter of 2007 was due to the launch of NASDAQ Last Sale and growth of other proprietary products, including TotalView and OpenView. The increase in the first nine months of 2008 compared with the first nine months of 2007 is primarily due to revenues from OpenView, which was launched in the second quarter of 2007, NASDAQ Last Sale and growth from other proprietary data products including TotalView and Level 2.

Net U.S. tape revenues increased in the third quarter of 2008 and decreased for the first nine months of 2008 compared with the same periods in 2007. Net U.S. tape revenues increased in the third quarter of 2008 compared with the third quarter of 2007 primarily due to increases in our share of trading and quoting activity in NYSE-listed securities. Partially offsetting this increase is a decrease in our share of trading and quoting activity in NASDAQ-listed securities.

The decrease in the first nine months of 2008 compared with the first nine months of 2007 is primarily due to a decrease in our share of trading and quoting activity in NASDAQ-listed securities, partially offset by increases in our share of trading and quoting activity in NYSE-listed securities.

Broker Services

As a result of our business combination with OMX, Broker Services is a new product within our Market Services segment. Broker Services revenues were $12.9 million for the third quarter of 2008 and $32.1 million for the first nine months of 2008.

Other Market Services

Other Market Services revenues increased in the third quarter and for the first nine months of 2008 compared with the same periods in 2007 primarily due to the inclusion of OMX revenues of $8.8 million in the third quarter 2008 and $20.4 million for the first nine months of 2008. Other Market Services includes revenues from the OTC Bulletin Board and revenues from NASDAQ’s testing facility which charges a fee for customers testing new services.

ISSUER SERVICES

The following table shows revenues from our Issuer Services segment:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2008	2007		2008	2007
	(in millions)			(in millions)
Listing Services:
Annual renewal fees	$30.7	$31.6	(2.8)%	$91.5	$93.4	(2.0)%
Listing of additional shares fees	9.9	10.4	(4.8)%	30.5	30.2	1.0%
Initial listing fees	5.4	5.6	(3.6)%	16.8	16.5	1.8%

Total U.S. listing fees	46.0	47.6	(3.4)%	138.8	140.1	(0.9)%
European listing fees	11.4	—	#	30.6	—	#
Corporate services	15.0	13.9	7.9%	43.8	38.9	12.6%

Total Listing Services	72.4	61.5	17.7%	213.2	179.0	19.1%
Financial Products	12.6	11.7	7.7%	35.1	31.3	12.1%

Total Issuer Services revenues	$85.0	$73.2	16.1%	$248.3	$210.3	18.1%

#	Denotes a variance equal to 100.0%.

U.S. Listing Revenues

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

Annual renewal fees decreased in the third quarter and first nine months of 2008 compared with the same periods in 2007. The number of companies listed on The NASDAQ Stock Market on January 1, 2008 was 3,135, compared to 3,193 on January 1, 2007, the date on which listed companies are billed their annual fees. The decrease in the number of listed companies was due to 348 delistings by Nasdaq during 2007, partially offset by 290 new listings during 2007. The number of listed companies as of January 1, 2008 and 2007 also includes separately listed ETFs.

European Listing Revenues

European listing fees, which are comprised of issuers’ revenues derived from annual fees received from listed companies on the Nordic Exchange, are directly related to the listed companies’ market capitalization. These revenues are recognized ratably over the following 12-month period.

Corporate Services Revenues

Listing Services revenues also include fees from Corporate services which include commission income from Carpenter Moore, subscription income from Shareholder.com and Directors Desk (beginning July 2, 2007) and fees from GlobeNewswire. Corporate services revenues increased in the third quarter and first nine months of 2008 compared with the same periods in 2007 primarily due to expanding customer utilization of our Corporate services.

Financial Products Revenues

Financial Products revenues primarily include license fees for our trademark licenses related to financial products linked to our indexes issued in the U.S. and abroad. Financial Products revenues increased in the third quarter and first nine months of 2008 compared with the same periods in 2007 primarily due to an increase in licensing fees and underlying assets associated with NASDAQ-licensed ETFs and increased licensed derivatives volumes, partially offset by a decrease in Portal applications as a result of economic conditions. Financial Products, through its PORTAL Market, facilitates the eligibility for clearing and settlement services at DTCC of PORTAL/Rule 144A securities.

MARKET TECHNOLOGY

As a result of our business combination with OMX, Market Technology is a new reporting segment. The following table shows the revenues from our Market Technology segment:

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
	(in millions)
Market Technology:
License, support and project revenues	$15.6	$49.4
Facility management services	7.1	19.3
Other revenues	2.2	5.9

Total Market Technology revenues	$24.9	$74.6

Market Technology provides technology solutions for trading, clearing and settlement information dissemination and also offers facility management integration and advisory services to marketplaces throughout the world.

License, support and project revenues are derived from the system solutions developed and sold by NASDAQ OMX. After we have developed and sold a system solution, the customer licenses the right to use the software. Each project involves individual adaptations to the specific requirements of the customer, for instance, relating to functionality and capacity. When NASDAQ OMX provides a system solution, it undertakes to upgrade, develop and maintain the system and receives regular support revenues for this work which is recognized over the contract period. Under contract accounting, where customization and significant modifications to the software are made to meet the needs of our customers, total revenues as well as costs incurred are deferred until the customization and significant modifications are complete and are then recognized over the support period.

Facility management services revenues are derived when NASDAQ OMX assumes responsibility for the continuous operation of a system platform for a customer and receives facility management services revenues which can be both fixed and volume-based. Facility management services revenues are recognized as services are rendered over the contract period after delivery has occurred.

Other revenues include amortization of the deferred revenue related to our contribution of technology licenses to DIFX. See “Equity Investment in DIFX” of Note 3, “Business Combinations,” to the condensed consolidated financial statements for further discussion of our transaction with DIFX. In addition, other revenue includes advisory services that are recognized in revenue when earned.

Expenses

Direct Expenses

The following table shows our direct expenses:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2008	2007		2008	2007
	(in millions)			(in millions)
Compensation and benefits	$106.0	$52.0	#	$294.6	$145.9	#
Marketing and advertising	7.1	4.1	73.2%	12.9	13.2	(2.3)%
Depreciation and amortization	27.9	9.7	#	65.7	29.3	#
Professional and contract services	16.8	6.4	#	53.2	23.5	#
Computer operations and data communications	16.4	6.6	#	42.0	22.8	84.2%
Occupancy	18.8	8.2	#	47.8	26.1	83.1%
Regulatory	7.1	7.7	(7.8)%	22.0	21.5	2.3%
Merger expenses	8.5	—	#	15.9	—	#
General, administrative and other	25.3	31.5	(19.7)%	50.5	54.4	(7.2)%

Total direct expenses	$233.9	$126.2	85.3%	$604.6	$336.7	79.6%

#	Denotes a variance greater than or equal to 100.0%.

Compensation and benefits expense increased in the third quarter and first nine months of 2008 compared with the same periods in 2007 primarily due to the inclusion of OMX’s compensation expense of $38.9 million in the third quarter of 2008 and $113.2 million in the first nine months of 2008, the inclusion of PHLX’s compensation expense from the date of acquisition of $9.5 million, a curtailment gain of approximately $6.5 million as a result of the Pension Plan and SERP freeze recognized in the first quarter of 2007 and additional share-based compensation expense due to grants in December 2007 to all active employees. Headcount increased from 887 employees at December 31, 2007 to 2,624 employees at September 30, 2008, primarily due to our business combination with OMX. See Note 9, “Employee Benefits,” and Note 10, “Share-Based Compensation,” to the condensed consolidated financial statements for further discussion.

Marketing and advertising expense increased in the third quarter and decreased in first nine months of 2008 compared with the same periods in 2007. The increase in the third quarter 2008 is due to a new advertising campaign launched in the third quarter of 2008 and the inclusion of OMX’s marketing and advertising expense of $1.2 million in the third quarter of 2008. The decrease in the first nine months of 2008 is primarily due to reduced marketing activity from January to June 2008, partially offset by the inclusion of OMX’s marketing and advertising expense of $3.5 million in the first nine months of 2008.

Depreciation and amortization expense increased in the third quarter and first nine months of 2008 compared with the same periods in 2007 primarily due to additional amortization expense of $7.5 million in the third quarter of 2008 and $17.4 million in the first nine months of 2008 for intangible assets acquired in our business combination with OMX, the inclusion of OMX’s depreciation and amortization expense of $5.8 million in the third quarter of 2008 and $14.3 million in the first nine months of 2008 and the inclusion of PHLX’s depreciation and amortization expense from the date of acquisition of $4.4 million.

Professional and contract services expense increased in the third quarter and first nine months of 2008 compared with the same periods in 2007 primarily due to the inclusion of OMX’s professional and contract services expense of $8.2 million in the third quarter of 2008 and $28.3 million in the first nine months of 2008.

Computer operations and data communications expense increased in the third quarter and first nine months of 2008 compared with the same periods in 2007 primarily due to the inclusion of OMX’s computer operations and data communication expense of $8.9 million in the third quarter of 2008 and $24.2 million in the first nine months of 2008 and the inclusion of PHLX’s computer operations and data communications expense from the date of acquisition of $2.0 million, partially offset by lower costs due to hardware and software leases which were cancelled in the fourth quarter of 2007.

Occupancy expense increased in the third quarter and first nine months of 2008 compared with the same periods in 2007 primarily due to the inclusion of OMX’s occupancy expense of $8.6 million in the third quarter of 2008 and $19.9 million in the first nine months of 2008.

Regulatory expense remained consistent in the third quarter and first nine months of 2008 compared with the same periods in 2007. The slight decrease in the third quarter of 2008 compared to the third quarter of 2007 was due to a reduction in our market share of Nasdaq-listed securities, partially offset by an increase in regulatory fees related to the Nasdaq Options Market launched in 2008. Since we sought to preserve a regulatory separation upon operation as a national securities exchange, FINRA continues to provide regulatory services to the NASDAQ Exchange, including the regulation of trading activity on The NASDAQ Stock Market and surveillance and investigative functions.

Merger expenses were $8.5 million in the third quarter of 2008 and $15.9 million in the first nine months of 2008. These costs are directly attributable to the business combination with OMX and the acquisition of PHLX, but do not qualify as purchase accounting adjustments. The costs primarily include consulting and legal costs related to our integration of OMX.

General, administrative and other expense decreased in the third quarter and first nine months of 2008 compared with the same periods in 2007 primarily due to charges recorded in the third quarter of 2007 including a $19.5 million tax sharing payment owed to SLP pursuant to an agreement to share the deferred tax benefit on the sale of Instinet’s Institutional Brokerage division and a $5.8 million loss on the early extinguishment of debt related to the repayment in full of our former credit facilities from the proceeds from the sale of the share capital of the LSE. Also, for the first nine months of 2007 there was a $10.6 million charge recorded in the first quarter of 2007 related to a clearing contract. Our single trading platform includes functionality that enabled us to discontinue the use of services previously provided under the contract. Partially offsetting these decreases was the inclusion of OMX’s general, administrative and other expense of $10.2 million in the third quarter of 2008 and $25.7 million in the first nine months of 2008, as well as impairment losses of $7.3 million recorded in the third quarter of 2008 primarily related to our insurance agency business. See Note 4, “Goodwill and Intangible Assets,” to the condensed consolidated financial statements for further discussion of the impairment losses.

Other Income (Expense), net

The following table presents the components of other income (expense), net:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2008	2007		2008	2007
	(in millions)			(in millions)
Interest income	$9.5	$9.5	#	$27.6	$22.9	20.5%
Interest expense	(26.0)	(23.4)	11.1%	(55.6)	(70.5)	(21.1)%

Net interest expense	(16.5)	(13.9)	18.7%	(28.0)	(47.6)	(41.2)%
Dividend and investment income	1.7	0.1	#	5.0	14.6	(65.8)%
Income from unconsolidated investees, net	(0.2)	—	#	27.5	—	#
Gain (loss) on foreign currency contracts	(50.7)	35.2	#	(10.5)	25.7	#
Gain on sale of strategic initiative	—	431.4	#	—	431.4	#
Strategic initiative costs	—	—	#	—	(26.5)	#

Total other income (expense), net	$(65.7)	$452.8	#	$(6.0)	$397.6	#

#	Denotes a variance greater than or equal to 100.0%.

Net Interest Expense

Net interest expense was $16.5 million for the third quarter of 2008 compared with $13.9 million for the third quarter of 2007, an increase of $2.6 million, and was $28.0 million for the first nine months of 2008 compared with $47.6 million for the first nine months of 2007, a decrease of $19.6 million. The increase in the third quarter of 2008 was primarily due to a higher outstanding debt balance due to the draw down of additional debt in the third quarter of 2008 to fund the PHLX acquisition as well as the acquisition of the clearing, international derivatives and consulting subsidiaries of Nord Pool and higher amortization of debt issuance costs. The decrease in the first nine months of 2008 was primarily due to a lower outstanding debt balance prior to February 27, 2008, when we incurred new debt for the business combination with OMX. The lower debt balance prior to February 27, 2008 was primarily due to the repayment in full of our outstanding debt obligations in September 2007 from the proceeds of the sale of our share capital of the LSE. In addition, $324.9 million of the principal amount of the 3.75% convertible notes that were outstanding in the first nine months of 2007 were converted primarily in the fourth quarter of 2007, which reduced the principal amount outstanding and contributed to the decrease in the first nine months of 2008. Further contributing to the decrease in the first nine months of 2008 was additional interest income on higher cash balances due to the cash proceeds received from the sale of the share capital of the LSE. The decrease in the first nine months of 2008 was partially offset by interest expense associated with the draw down of additional debt in the third quarter of 2008 to fund the PHLX acquisition as well as the acquisition of the clearing, international derivatives and consulting subsidiaries of Nord Pool.

Dividend and Investment Income

Dividend and investment income was $1.7 million in the third quarter of 2008 compared with $0.1 million in the third quarter of 2007, an increase of $1.6 million which was primarily due to the inclusion of OMX’s and PHLX’s dividend and investment income. Dividend and investment income was $5.0 million in the first nine months of 2008 compared with $14.6 million in the first nine months of 2007, a decrease of $9.6 million. The decrease in the first nine months of 2008 is primarily due to the receipt of ordinary dividends declared from our investment in the LSE in 2007.

Income from Unconsolidated Investees, net

Income from unconsolidated investees, net was a loss of $0.2 million in the third quarter of 2008 and a gain of $27.5 million in the first nine months of 2008. The loss in the third quarter of 2008 relates to our share of the earnings or losses from our ownership in unconsolidated equity method investees. The income in the first nine months of 2008 primarily relates to the DIFX transaction. In connection with the DIFX transaction, we contributed intangible assets and $50.0 million in cash to DIFX in exchange for a 33 1/3% equity ownership in DIFX. One of the intangible assets contributed was the Nasdaq trade name, which had a zero carrying value on Nasdaq’s books and records prior to the transfer. As a result, we recognized a $26.0 million gain for the difference between Nasdaq’s carrying value and the fair value of the contributed asset on this non-monetary exchange. See “Equity Investment in DIFX” in Note 3, “Business Combinations,” to the condensed consolidated financial statements for further discussion. Also included in income in the first nine months of 2008 were earnings and losses from our ownership in unconsolidated equity method investees.

Gain (Loss) on Foreign Currency Contracts

The loss on foreign currency contracts was $50.7 million in the third quarter of 2008, compared with a gain of $35.2 million in the third quarter of 2007. The loss on foreign currency contracts was $10.5 million in the first nine months of 2008, compared with a gain of $25.8 million in the first nine months of 2007. The loss in the third quarter of 2008 primarily relates to a loss recorded on our forward currency contract associated with the Nord Pool transaction ($45.1 million) and losses on forward currency contracts used to limit our exposure to foreign currency exchange rate fluctuations on contracted revenue streams. This contract was settled at the closing of the Nord Pool transaction in the fourth quarter of 2008. Upon settlement we recorded a loss of approximately $33 million. See Note 13, “Derivative Financial Instruments and Hedging Activities,” to the condensed consolidated financial statements for further discussion. The loss in the first nine months of 2008 primarily relates to our Nord Pool transaction ($38.4 million), partially offset by gains associated with our business combination with OMX ($27.0 million). The gain in the third quarter of 2007 is related to our business combination with OMX. The gain in the first nine months of 2007 is also related to our business combination with OMX, and is partially offset by a $7.8 million loss recorded in the first half of 2007 related to our hedge of the foreign currency exposure on our acquisition bid for the LSE. See Note 13, “Derivative Financial Instruments and Hedging Activities,” to the condensed consolidated financial statements for further discussion.

Gain on Sale of Strategic Initiative

The pre-tax gain on the sale of our strategic initiative was $431.4 million for both the third quarter and first nine months of 2007. The gain represents the sale of our share capital of the LSE and is net of costs directly related to the sale of $18.0 million, primarily broker fees. See Note 6, “Financial Investments, at Fair Value,” to the condensed consolidated financial statements for further discussion.

Strategic Initiative Costs

Strategic initiatives costs were $26.5 million in the first nine months of 2007. We incurred these costs in connection with our strategic initiatives related to the LSE, including our acquisition bid. In conjunction with the lapse of our final offers for the LSE in February 2007, these costs were charged to expense. See Note 6, “Financial Investments, at Fair Value,” to the condensed consolidated financial statements for further discussion.

Minority Interests

For the three months ended September 30, 2008, we recorded minority interest of $0.2 million representing OMX’s minority interest holdings. For the nine months ended September 30, 2008, we recorded minority interest of $1.3 million, which includes $0.9 million representing 1.2% of the OMX income for the period February 27, 2008 to August 27, 2008 (the effective date of the purchase of the remaining minority OMX shares). The 2007 minority interest relates to Reuters’ investment in the Independent Research Network, which has been reduced to zero due to losses incurred at the Independent Research Network. All of the Independent Research Network’s losses are recorded by us. We have previously announced that we will discontinue the Independent Research Network’s operations.

Income Taxes

NASDAQ OMX’s income tax provision was $39.1 million in the third quarter of 2008 and $162.5 million in the first nine months of 2008 compared with $171.6 million in the third quarter of 2007 and $222.3 million in the first nine months of 2007. The overall effective tax rate was 39.4% in the third quarter of 2008 compared to 32.0% in the third quarter of 2007. The overall effective tax rate was 36.5% in the first nine months of 2008 compared to 33.6% in the first nine months of 2007. The lower effective tax rates in 2007 are primarily due to the utilization of capital loss carryforwards and a decrease in state tax liabilities.

The effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of earnings and losses. These same and other factors, including history of pre-tax earnings and losses, are taken into account in assessing the ability to realize deferred tax assets.

NASDAQ OMX and its eligible subsidiaries file a consolidated U.S. federal income tax return, and applicable state and local income tax returns and non-U.S. income tax returns. Federal income tax returns for years 2005-2007 are subject to examination by the Internal Revenue Service. Several state tax returns are currently under examination by the respective tax authorities for years 1996-2006 and we are subject to examination for 2007. Non-U.S. tax returns are subject to review by the respective tax authorities. We anticipate that the amount of unrecognized tax benefits at September 30, 2008 will significantly decrease in the next twelve months as we expect to settle certain tax audits. The final outcome of such audits cannot yet be determined. We anticipate that such adjustments would not have a material impact on our condensed consolidated financial position or results of operations.

Liquidity and Capital Resources

We require cash to pay our operating expenses, make capital expenditures and service our debt and other long-term liabilities. Our principal source of funds is cash from our operations. In addition, we have obtained funds by selling our common stock in the capital markets. In order to finance our business combination with OMX, our acquisition of PHLX, as well as our acquisition of Nord Pool’s clearing, international derivatives and consulting subsidiaries, we have incurred additional debt and issued shares of our common stock. See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion.

In the near term, we expect that our operations will provide sufficient cash to fund our operating expenses, capital expenditures and interest payments on our debt. As of September 30, 2008 our cash and cash equivalents of $737.9 million is primarily invested in money market funds comprised of U.S. government treasury obligations. In the long-term, we may use both internally generated funds and external sources to satisfy our debt and other long-term liabilities.

Principal factors that could affect the availability of our internally-generated funds include:

•	deterioration of our revenues in any of our business segments;

•	changes in our working capital requirements; and

•	an increase in our expenses.

Principal factors that could affect our ability to obtain cash from external sources include:

•	financial covenants contained in our Credit Facilities that limit our total borrowing capacity;

•	increases in interest rates applicable to our floating rate term debt;

•	credit rating downgrades, which could limit our access to additional debt;

•	a decrease in the market price of our common stock; and

•	volatility in the public debt and equity markets, especially the recent seize up of the credit markets.

The following sections discuss the effects of changes in our cash flows, capital requirements and other commitments on our liquidity and capital resources.

Cash and Cash Equivalents and Changes in Cash Flows

The following tables summarize our cash and cash equivalents and changes in cash flows:

	September 30, 2008	December 31, 2007	Percentage Change
	(in millions)
Cash and cash equivalents (1)	$737.9	$1,325.3	(44.3)%

(1)

As of September 30, 2008 our cash and cash equivalents included $355.9 million of restricted cash, of which $320.0 million was being held in a segregated account for our acquisition of Nord Pool’s clearing, international derivatives and consulting subsidiaries, which was completed on October 21, 2008. The remainder of the restricted cash is not available for general use by us due to regulatory requirements.

	Nine Months Ended September 30,		Percentage Change
	2008	2007
	(in millions)
Cash provided by operating activities	$166.4	$117.0	42.2%
Cash provided by (used in) investing activities	(2,782.5)	1,860.6	#
Cash provided by (used in) financing activities	2,045.7	(1,040.9)	#
Effect of exchange rate changes on cash and cash equivalents	(17.0)	—	#

#	Denotes a variance equal to or greater than 100.0%.

Cash and cash equivalents. Cash and cash equivalents decreased $587.4 million from December 31, 2007 primarily due to cash used in connection with the business combination with OMX as well as the acquisitions of PHLX and BSX, and the payment of OMX debt obligations and Section 31 fees. This decrease was partially offset by proceeds from debt obligations, cash acquired in our business combination with OMX and positive cash flow from operations. See Note 3, “Business Combinations,” to the condensed consolidated financial statements for further discussion of our acquisitions.

Changes in Cash Flows

Cash provided by operating activities. The following items impacted our cash provided by operating activities for the nine months ended September 30, 2008:

•	Net income of $283.1 million, partially offset by:

•

Non-cash items of approximately $14.6 million comprised primarily of deferred taxes, net of $61.8 million, income from unconsolidated investees, net of $27.5 million, foreign currency translation adjustment of $22.2 million, partially offset by depreciation and amortization of $65.7 million, share-based compensation of $18.5 million and loss on foreign currency contracts of $10.5 million.

•	Decrease in Section 31 fees payable to SEC of $89.2 million mainly due to payments made in March and September 2008 representing fees collected from September 2007 to August 2008.

•

Decrease in accrued personnel costs and other liabilities of $56.7 million primarily due to the payment of 2007 employee incentive compensation, partially offset by the increase in accounts payable and accrued expenses of $47.9 million primarily due to additional rebates payable as a result of increases in market share, as well as an increase in interest payable on our Credit Facilities.

During the nine months ended September 30, 2007, the following items impacted our cash provided by operating activities:

•	Net income of $439.4 million, partially offset by:

•

Non-cash items of approximately $402.4 million comprised primarily of the gain on the sale of a strategic initiative of $431.4 million, gain on foreign currency option contracts of $25.7 million and deferred taxes, net of $20.1 million, partially offset by strategic initiative costs of $26.5 million, clearing contract charge of $10.6 million, loss on early extinguishment of debt of $5.8 million and depreciation and amortization of $29.3 million.

•	Increase in deferred revenue of $40.1 million mainly due to Issuer Services’ annual billings.

•

Increase in other accrued liabilities of $178.9 million primarily due to increased income tax payable due to the sale of our share capital in the LSE, increased pre-tax income, additional rebates payable as a result of increases in market share, as well as an increase in interest payable on our Credit Facilities.

•

An increase in receivables, net of $58.4 million, partially offset by a decrease in Section 31 fees payable to SEC of $40.4 million. Receivables, net increased due to the recording of additional Section 31 fees and Issuer Services’ annual billings. Section 31 payable to SEC decreased due to the payment in September of Section 31 fees to the SEC representing the fees collected from January to August 2007.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, accounts receivable collections, share-based compensation and the timing and amount of other payments that we make.

Cash provided by (used in) investing activities. The decrease in cash provided by (used in) investing activities in the first nine months of 2008 compared with the first nine months of 2007 is primarily due to the cash used in connection with the business combination with OMX and acquisitions of PHLX and BSX, net of cash acquired, as well as the acquisition of 33 1/3% of the equity of DIFX, for total cash paid of $2,727.1 million. In the first nine months of 2007, in conjunction with the lapse of our final offers for the LSE in February 2007, we traded out of foreign currency option contracts which were purchased at the time of the commencement of our bid. These contracts were cash settled for $63.9 million which increased our cash provided by investing activities in the first nine months of 2007.

Cash provided by (used in) financing activities. Cash provided by financing activities for the first nine months of 2008 consisted of the proceeds from the issuance of $475.0 million aggregate principal amount of the 2.50% convertible senior notes and $2,000.0 million in senior secured indebtedness under our Credit Facilities, net of debt issuance costs paid of $49.2 million. See “Credit Facilities” below for further discussion. The proceeds from the 2.50% convertible senior notes and new Credit Facilities were partially offset by the refinancing of $352.9 million of OMX outstanding debt obligations at the time of the business combination. In addition, we made a $37.5 million principal payment in the third quarter of 2008 on our $2,000.0 million senior secured term loan facility. Cash used in financing activities for the first nine months of 2007 was primarily due to the repayment in full of our former credit facilities from the proceeds of the sale of the share capital of the LSE.

Capital Resources and Working Capital

Working capital (calculated as current assets less current liabilities) was $559.8 million at September 30, 2008, compared with $1,270.8 million at December 31, 2007, a decrease of $711.0 million or 55.9%, primarily due to the business combination with OMX. We have historically been able to generate sufficient funds from operations to meet working capital requirements. At September 30, 2008, we had debt obligations of $2,556.2 million, of which $206.3 million is due within one year. In the first quarter of 2008, in connection with our business combination with OMX, we issued $475.0 million aggregate principal amount of convertible senior notes and incurred $1,050.0 million in senior secured indebtedness under our new Credit Facilities. In the third quarter of 2008, in connection with our acquisition of PHLX, we incurred an additional $650.0 million and under the provisions of our Credit Facilities and we were required to draw down an additional $300.0 million in senior secured indebtedness under our new Credit Facilities in connection with our acquisition of Nord Pool’s clearing, international derivatives and consulting subsidiaries. See “Credit Facilities” below for further discussion.

At September 30, 2008, none of our lenders were affiliated with NASDAQ OMX, except to the extent, if any, that SLP would be deemed an affiliate of NASDAQ OMX due to its ownership of $118.6 million aggregate principal amount of the 3.75% convertible notes and associated warrants and representation on our board of directors.

3.75% Convertible Notes

As of September 30, 2008, approximately $120.1 million in aggregate principal amount of the 3.75% convertible notes remained outstanding, which includes ownership by SLP of $118.6 million.

2.50% Convertible Senior Notes

On February 26, 2008, in connection with the combination with OMX, we completed the offering of $475.0 million aggregate principal amount of 2.50% convertible senior notes due 2013. It is our intent and policy to settle the principal amount of the notes in cash and we are permitted to settle the conversion premium in shares of our common stock or cash.

Credit Facilities

In the first quarter of 2008, we entered into the Credit Facilities to finance the business combination with OMX, the acquisition of PHLX and the acquisition of Nord Pool’s clearing, international derivatives and consulting subsidiaries. The Credit Facilities provide for up to $2,075.0 million of debt financing, which includes (i) a five-year, $2,000.0 million senior secured term loan facility which consists of (a) a $1,050.0 million term loan facility allocated to the OMX business combination, (b) a $650.0 million term loan facility allocated to our acquisition of PHLX and (c) a $300.0 million term loan facility allocated to fund our acquisition of Nord Pool’s clearing, international derivatives and consulting subsidiaries and (ii) a five-year, $75.0 million senior secured revolving credit facility. At September 30, 2008, the revolving credit facility was unused. Total debt obligations outstanding under the Credit Facilities at September 30, 2008 were $1,962.5 million. On August 27, 2008, under the provisions of our Credit Facilities, we were required to draw down upon our $300.0 million term loan facility which was used to fund our acquisition of Nord Pool’s clearing, international derivatives and consulting subsidiaries that we completed on October 21, 2008.

Under the provisions of our Credit Facilities, we are required to maintain approximately 30% of our debt structure on a fixed rate basis for two years from the date of the credit agreement. As such, in August 2008, we entered into interest rate swap agreements that effectively converted $200.0 million of funds borrowed under our Credit Facilities, which is floating rate debt, to a fixed rate basis through August 2011. The interest rate swap was fixed to a LIBOR base rate of 3.73% plus the current credit spread of 175 basis points as of September 30, 2008. The credit spread (not to exceed 200 basis points) is subject to change based upon the leverage ratio in accordance with the Credit Facilities. See Note 13, “Derivative Financial Instruments and Hedging Activities,” to the condensed consolidated financial statements for further discussion.

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

In addition to the $75.0 million revolving credit facility discussed above, we have credit facilities related to our clearinghouses in order to meet liquidity requirements. These credit facilities, which are available in multiple currencies, primarily Swedish Krona, totaled $224.1 million. Through SCCP we also have $40.0 million in lines of credit to provide margin financing to participants. The credit facilities and lines of credit were undrawn at September 30, 2008.

Broker-Dealer Net Capital Requirements

Our broker-dealer subsidiaries, Nasdaq Execution Services, LLC and NASDAQ Options Services are subject to regulatory requirements intended to ensure their general financial soundness and liquidity, which require that they comply with minimum capital requirements. At September 30, 2008, Nasdaq Execution Services was required to maintain minimum net capital of $0.3 million and had total net capital of approximately $9.2 million or $8.9 million in excess of the minimum amount required. At September 30, 2008, NASDAQ Options Services was also required to maintain minimum net capital of $0.3 million and had total net capital of approximately $4.7 million or $4.4 million in excess of the minimum amount required.

Other Capital Requirements

NASDAQ Options Services is also required to maintain certain minimum levels of net capital under our clearing arrangement with the OCC. The initial requirement for the first three months of membership was $2.5 million and decreased to $2.0 million after the initial period.

Derivative Clearing Operations Regulatory Capital Requirements

We are required to maintain minimum levels of regulatory capital for our Nordic Exchange clearing operations. The level of regulatory capital required to be maintained is dependent upon many factors including market conditions and creditworthiness of the counterparty. At September 30, 2008, we had regulatory capital of $194.1 million in trading securities comprised of Swedish government debt securities. These securities are included in financial investments, at fair value in the Condensed Consolidated Balance Sheets as of September 30, 2008. See Note 6, “Financial Investments, at Fair Value,” to the condensed consolidated financial statements for further discussion.

OMX Share Purchase

On August 27, 2008, through compulsory acquisition procedures, NASDAQ OMX received advanced title for the remaining 1.2% of OMX shares held by OMX shareholders for an aggregate consideration of SEK 370.8 million ($67.1 million). As a result of the compulsory acquisition procedures, OMX is now wholly-owned by NASDAQ OMX. The additional purchase price for the shares acquired was included in other non-current liabilities in the Condensed Consolidated Balance Sheets as of September 30, 2008.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As a result of our operating and financing activities, we are exposed to market risks such as interest rate risk, foreign currency exchange rate risk, credit risk and equity risk.

We have implemented policies and procedures to measure, manage, monitor and report risk exposures, which are reviewed regularly by management and the board of directors. We identify risk exposures and monitor and manage such risks on a daily basis.

We perform sensitivity analyses to determine the effects that market risk exposures may have. We may use derivative instruments solely to hedge financial risks related to our financial positions or risks that are incurred during the normal course of business. We do not use derivative instruments for speculative purposes.

Interest Rate Risk

The majority of our financial assets and liabilities are based on floating rates and fixed rates with an outstanding maturity or reset date falling in less than one year. The following table summarizes our significant exposure to interest rate risk as of September 30, 2008:

	Financial Assets	Financial Liabilities	Currency Forwards	Total Net Exposure	Negative impact of a 100 bp adverse shift in interest rate (2)
	(in millions)
Floating rate (1) positions in:
U.S. Dollars	$545.9	$1,725.0	$(141.7)	$(1,320.8)	$13.2
Swedish Krona	222.4	—	(201.3)	21.1	0.2
Euro	6.4	—	(14.8)	(8.4)	0.1
Danish Krona	4.5	—	112.0	116.5	1.2
Norwegian Krona	—	—	291.9	291.9	2.9

Fixed rate positions in:
U.S. Dollars(3)	—	793.0	—	(793.0)	—
Swedish Krona (4)	194.0	—	—	194.0	2.1

Total	$973.2	$2,518.0	$46.1	$(1,498.7)	$19.7

(1)	Includes floating rate and fixed interest rates with a maturity or reset date due within 12 months.
(2)	Annualized impact of a 100 basis point parallel adverse shift in the yield curve.
(3)

Includes $200.0 million of our Credit Facilities which was swapped to fixed rate using float-to-fixed interest rate swaps in the third quarter of 2008. See Note 8, “Debt Obligations” and Note 13, “Derivative Financial Instruments and Hedging Activities,” to the condensed consolidated financial statements for further discussion.

(4)

Consists of our Swedish government debt securities, which are classified as trading investment securities, with an average duration of 2.11 years. See Note 6, “Financial Investments, at Fair Value,” to the condensed consolidated financial statements for further discussion.

We are exposed to cash flow risk on floating rate positions. Because we are a net lender in Swedish, Norwegian and Danish Krona including currency forward positions, when interest rates in these currencies decrease, net interest and investment income decreases. Based on September 30, 2008 positions, each 1.0% increase in the Swedish, Norwegian and Danish Krona interest rates would impact annual pre-tax income by $4.3 million in total as reflected in the table above. Because we are a net borrower in U.S.

dollars and Euro including currency forward positions, when interest rates in these currencies increase, our net interest cost increases. Based on September 30, 2008 positions, a 1.0% increase in U.S. dollar interest rates would impact annual pre-tax income by $13.2 million and a 1.0% increase in Euro interest rates would impact annual pre-tax income by $0.1 million.

We are exposed to a price risk on our fixed rate positions held in our Swedish government debt securities portfolio. At September 30, 2008, fixed rate positions with an average outstanding maturity or reset date falling in more than one year amounted to $194.0 million. A shift of 1.0% of the interest rate curve would in aggregate impact the fair value of these positions by approximately $4.1 million. The average duration of the portfolio was 2.11 years. The net effect of such a yield curve shift taking into account the change in fair value and the increase in interest income would impact annual pre-tax income by $2.1 million.

Foreign Currency Exchange Rate Risk

As an international company, we are subject to currency translation risk. Some of our assets, liabilities, revenues and expenses are denominated in Swedish and Danish Krona and Euro. Assets, liabilities, revenues and expenses of foreign subsidiaries are generally denominated in the local functional currency of such subsidiaries.

Our primary exposure to foreign denominated earnings for the nine months ended September 30, 2008 is presented by foreign currency in the following table:

	Swedish Krona	Euro	Danish Krona
	(in millions, except currency rate)
Average foreign currency rate to the U.S. dollar in the first nine months of 2008	0.1633	1.5370	0.2059
Average foreign currency rate to the U.S. dollar in the first nine months of 2007	0.1464	1.3561	0.1822
Foreign denominated operating income	$(11.9)	$72.4	$8.7
Impact of the currency fluctuations(1)	$(0.2)	$13.1	$0.2

(1)	Represents the impact of currency fluctuations for the nine months ended September 30, 2008 compared to the same period in 2007.

Our significant exposure to net investments in foreign currencies is presented below:

Equity Risk

	Net Investment	Impact on Consolidated Equity of a 10% Decrease in Foreign Currency
	(millions of dollars)
Swedish Krona	$178.0	$17.8
Euro	111.5	11.1
Danish Krona	119.2	11.9
Norwegian Krona	50.3	5.0

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

Our subsidiaries, Nasdaq Execution Services and NASDAQ Options Services may be exposed to credit risk, due to the default of trading counterparties, in connection with the clearing and routing services that Nasdaq Execution Services and NASDAQ Options Services provide for our trading customers. System trades in NASDAQ-listed securities, NYSE-listed securities and trades routed to other market centers for NASDAQ Exchange members are cleared by Nasdaq Execution Services, as a member of the NSCC. System trades in derivative contracts executed in the opening and closing cross and trades routed to other market centers for NASDAQ Options Market members are cleared by NASDAQ Options Services, as a member of the OCC.

Pursuant to the rules of the NSCC and Nasdaq Execution Services’ and SCCP’s clearing agreements, Nasdaq Execution Services and SCCP are liable for any losses incurred due to counterparty or a clearing agent’s failure to satisfy its contractual obligations, either by making payment or delivering securities. Pursuant to the rules of the OCC and NASDAQ Options Services’ clearing agreement, NASDAQ Options Services is also liable for any losses incurred due to counterparty or a clearing agent’s failure to satisfy its contractual obligations, either by making payment or delivering securities. Adverse movements in the prices of securities and derivative contracts that are subject to these transactions can increase our credit risk. However, we believe that the risk of material loss is limited, as Nasdaq Execution Services’ and NASDAQ Options Services’ customers are not permitted to trade on margin and NSCC and OCC rules limit counterparty risk on self-cleared transactions by establishing credit limits and capital deposit requirements for all brokers that clear with NSCC and OCC. Both Nasdaq Execution Services and NASDAQ Options Services have never incurred a liability due to a customer’s failure to satisfy its contractual obligations as counterparty to a system trade. Credit difficulties or insolvency or the perceived possibility of credit difficulties or insolvency of one or more larger or visible market participants could also result in market-wide credit difficulties or other market disruptions. SCCP may also be exposed to credit risk from the potential of default by its participants. The risk of material loss is mitigated by the participants fund on deposit with SCCP as well as collateral held on margin accounts.

In addition, through our Nordic Exchange clearing operations, we act as a counterparty in each transaction and thereby guarantee the fulfillment of each contract. We are required to pledge collateral for commitments with other clearinghouses. The amount of these commitments is calculated on the gross exposure between the clearinghouses. As collateral for these obligations, we have obtained bank guarantees, which are guaranteed by us through counter indemnities. At September 30, 2008 these bank guarantees totaled $387.9 million. We require our customers to pledge collateral and meet certain minimum financial standards to mitigate the risk if they become unable to satisfy their obligations. At September 30, 2008, total customer pledged collateral was $2.4 billion. The pledge collateral is held by a custodian bank. We believe that the potential for us to be required to make payments under these arrangements is unlikely. Accordingly, no contingent liability is recorded in the Condensed Consolidated Balance Sheets for these arrangements.

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

Contractual Obligations and Contingent Commitments

NASDAQ OMX has contractual obligations to make future payments under debt obligations by contract maturity, minimum rental commitments under non-cancelable operating leases, net and other obligations. The following table shows these contractual obligations:

	Payments Due by Period
Contractual Obligations	Total	Remainder of 2008	2009-2010	2011-2012	2013-thereafter
	(in millions)
Debt obligations by contract maturity (Note 8, “Debt Obligations”)(1)	$2,923.7	$62.7	$655.6	$1,553.4	$652.0
Minimum rental commitments under non-cancelable operating leases, net	403.2	14.2	99.0	86.1	203.9
Other obligations	32.2	9.8	22.4	—	—

Total	$3,359.1	$86.7	$777.0	$1,639.5	$855.9

(1)

Our debt obligations include both principal and interest obligations. The interest on our Credit Facilities reflects the net interest payment after consideration of interest rate swap agreements that effectively converted $200.0 million of our Credit Facility to fixed rate debt. See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion. A weighted-average interest rate of 4.67% at September 30, 2008 was used to compute the amount of the contractual obligations for interest on our Credit Facilities. For our 3.75% convertible notes, the contractual obligation for interest was calculated on a 360 day basis at the contractual fixed rate of 3.75% multiplied by the remaining aggregate principal amount of $120.1 million at September 30, 2008. The 2.50% convertible senior notes contractual obligation for interest was calculated on a 360 day basis at the contractual fixed rate of 2.50% multiplied by the aggregate principal amount of $475.0 million at September 30, 2008.

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

(b). Internal controls over financial reporting. On February 27, 2008, Nasdaq completed its acquisition of OMX, and on July 24, 2008, NASDAQ OMX completed its acquisition of PHLX. Management has considered these transactions material to the results of operations, cash flows and financial position from the date of the acquisitions through September 30, 2008, and believes that the internal controls and procedures of both acquisitions have a material effect on internal controls over financial reporting. In accordance with SEC guidance, management has elected to exclude OMX and PHLX from its December 31, 2008 assessment of and report on internal controls over financial reporting. NASDAQ OMX is currently in the process of incorporating the internal controls and procedures of OMX and PHLX into the internal controls over financial reporting for our assessment of and report on internal controls over financial reporting for December 31, 2009. There have been no other changes in NASDAQ OMX’s internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during NASDAQ OMX’s 2008 fiscal first nine months that have materially affected, or are reasonably likely to materially affect, NASDAQ OMX’s internal controls over financial reporting.

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

Risks Relating to Our Business

Our operating results may be adversely impacted by global economic uncertainties.

The recent shortage of liquidity and credit combined with volatility and weakness in global markets could lead to a worldwide economic recession. Since trading volume is significantly affected by economic, political and market conditions and the overall level of investor confidence, a prolonged slowdown in economic activity caused by a recession may reduce trading volumes across our markets. Because a significant percentage of our revenues is tied directly to the volume of securities traded on our markets, it is likely that a general decline in trading volumes would lower revenues and may adversely affect our operating results. In addition, worsening economic conditions or a prolonged or recurring recession may reduce demand for our other products and services, further negatively affecting our financial condition.

The volatility and disruption of the capital and credit markets and adverse changes in the global economy may negatively impact our ability to access financing and to satisfy covenants under our existing indebtedness.

We depend on the availability of adequate capital to maintain and develop our business. Recently, the capital and credit markets have become increasingly volatile, resulting in the reduced availability of liquidity and credit to businesses to fund their operations and activities. Although we believe that we can meet our current capital requirements from internally generated funds, cash on hand and available borrowings under our existing credit facility, if the capital and credit markets continue to experience volatility, access to capital or credit may not be available on terms acceptable to us or at all. Limited access to capital or credit could have an impact on our ability to refinance debt, engage in strategic initiatives or react to changing economic and business conditions. If we are unable to fund our capital or credit requirements, it could have an adverse effect on our business, financial condition and operating results.

Furthermore, if adverse economic conditions persist or worsen, we could experience decreased revenues from our operations which could affect our ability to satisfy financial and other restrictive covenants to which we are subject under our existing indebtedness.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases made in the fiscal quarter ended September 30, 2008 (in whole number of shares):

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Units)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 2008	133	$27.06	—	—
August 2008	114	31.10	—	—
September 2008	162	$32.25	—	—

Total	409	—	—	—

The shares repurchased during the third quarter of 2008 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants.

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

THE NASDAQ OMX GROUP, INC.
(Registrant)

Date: November 7, 2008	By:	/s/ ROBERT GREIFELD
	Name:	Robert Greifeld
	Title:	Chief Executive Officer

Date: November 7, 2008	By:	/s/ DAVID P. WARREN
	Name:	David P. Warren
	Title:	Executive Vice President and Chief Financial Officer

Index

Exhibit Number
3.2	By-Laws of The NASDAQ OMX Group, Inc. (previously filed with our Current Report on Form 8-K on July 29, 2008).

11	Statement regarding computation of per share earnings (incorporated herein by reference from Note 11 to the condensed consolidated financial statements under Part I, Item 1 of this Form 10-Q).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.