Form 10-K
period 2008-12-31
NASDAQ OMX GROUP, INC.
filed 2009-02-27
CIK 1120193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

+1 212 401 8700

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $3.7 billion (this amount represents approximately 139 million shares of The NASDAQ OMX Group Inc.’s common stock based on the last reported sales price of $26.55 of the common stock on The NASDAQ Stock Market on such date).

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 13, 2009
Common Stock, $.01 par value per share	201,926,244 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the 2009 Annual Meeting of Stockholders	Part III

i

About This Form 10-K

The NASDAQ OMX Group, Inc. is a holding company created by the business combination of The Nasdaq Stock Market, Inc. and OMX AB (publ) which was completed on February 27, 2008. Under the purchase method of accounting, Nasdaq was treated as the accounting and legal acquirer in this business combination. As such, Nasdaq is the predecessor reporting entity of NASDAQ OMX and the results of operations of OMX are only included in NASDAQ OMX’s consolidated results of operations beginning February 27, 2008.

Throughout this Form 10-K, unless otherwise specified:

•	“NASDAQ OMX,” “we,” “us” and “our” refer to The NASDAQ OMX Group, Inc.

•	“Nasdaq” refers to The Nasdaq Stock Market, Inc., as that entity operated prior to the business combination with OMX AB.

•	The “NASDAQ Exchange,” “The NASDAQ Stock Market” and “NASDAQ” refer to the registered national securities exchange operated by The NASDAQ Stock Market LLC.

•	“OMX AB” refers to OMX AB (publ), as that entity operated prior to the business combination with Nasdaq.

•	“OMX” refers to OMX AB (publ) subsequent to the business combination with Nasdaq.

•

“NASDAQ OMX Nordic” refers to collectively, NASDAQ OMX Stockholm (formerly OMX Nordic Exchange Stockholm), NASDAQ OMX Copenhagen (formerly OMX Nordic Exchange Copenhagen), NASDAQ OMX Helsinki (formerly OMX Nordic Exchange Helsinki) and NASDAQ OMX Iceland (formerly OMX Nordic Exchange Iceland).

•

“NASDAQ OMX Baltic” refers to collectively, NASDAQ OMX Tallinn (formerly Tallinn Stock Exchange), NASDAQ OMX Riga (formerly Riga Stock Exchange) and NASDAQ OMX Vilnius (formerly Vilnius Stock Exchange).

•	“PHLX” refers to the Philadelphia Stock Exchange, Inc. and its subsidiaries, as that entity operated prior to its acquisition by NASDAQ OMX.

•	“NASDAQ OMX PHLX” refers to NASDAQ OMX PHLX, Inc. subsequent to its acquisition by NASDAQ OMX.

•	“SEK” or “Swedish Krona” refers to the lawful currency of Sweden.

•	“NOK” or “Norwegian Krone” refers to the lawful currency of Norway.

This Form 10-K includes market share and industry data that we obtained from industry publications and surveys, reports of governmental agencies and internal company surveys. Industry publications and surveys generally state that the information they contain has been obtained from sources believed to be reliable, but we cannot assure you that this information is accurate or complete. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Statements as to our market position are based on the most currently available market data. For market comparison purposes, The NASDAQ Stock Market data in this Form 10-K for initial public offerings, or IPOs, is based on data provided by Thomson Financial, which does not include best efforts underwritings, and we have chosen to exclude closed-end funds; therefore, the data may not be comparable to other publicly-available IPO data. Data in this Form 10-K for secondary offerings for The NASDAQ Stock Market also is based on data provided by Thomson Financial. Data in this Form 10-K for new listings of equity securities on The NASDAQ Stock Market is based on data generated internally by us, which includes best efforts underwritings and issuers that switched from other listing venues, closed-end funds and exchange traded funds, or ETFs. OMX data in this Form 10-K for IPOs and new listings of equities securities on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic is also based on data generated internally by us. IPOs, secondary offerings and new listings data is presented as of period end. While we are not aware of any misstatements regarding industry data presented herein, our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed in “Item 1A. Risk Factors” in this Form 10-K.

ii

Forward-Looking Statements

The U.S. Securities and Exchange Commission, or SEC, encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Annual Report on Form 10-K contains these types of statements. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words or terms of similar substance used in connection with any discussion of future operating results or financial performance identify forward-looking statements. These include, among others, statements relating to:

•	2009 outlook;

•	the scope, nature or impact of acquisitions, dispositions, investments or other transactional activities;

•	the integration of our recently acquired businesses, including accounting decisions relating thereto;

•	the effective dates for, and expected benefits of, ongoing initiatives;

•	the cost and availability of liquidity;

•	the settlement of tax audits; and

•	the outcome of any litigation and/or government investigation to which we are a party and other contingencies.

Forward-looking statements involve risks and uncertainties. Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements include, among others, the following:

•	our operating results may be lower than expected;

•

our ability to successfully integrate our recently acquired businesses, including the fact that such integration may be more difficult, time consuming or costly than expected, and our ability to realize synergies from business combinations and acquisitions;

•	loss of significant trading volume or listed companies;

•	covenants in our credit facilities, indentures and other agreements governing our indebtedness which may restrict the operation of our business;

•	economic, political and market conditions and fluctuations, including interest rate and foreign currency risk, inherent in U.S. and international operations;

•	the current global economic and credit crises;

•	government and industry regulation; and

•	adverse changes that may occur in the securities markets generally.

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

Part I

Item 1. Business

Overview

We are a leading global exchange group that delivers trading, exchange technology, securities listing, and public company services across six continents. Our global offerings are diverse and include trading across multiple asset classes, market data products, financial indexes, capital formation solutions, financial services and market technology products and services. Our technology powers markets across the globe, supporting cash equity trading, derivatives trading, clearing and settlement and many other functions.

In the U.S., we operate The NASDAQ Stock Market, a registered national securities exchange. The NASDAQ Stock Market is the largest electronic cash equities securities market in the U.S. in terms of number of listed companies and in the world in terms of share value traded. As of December 31, 2008, The NASDAQ Stock Market was home to over 3,000 listed companies with a combined market capitalization of approximately $2.6 trillion. In addition, in the U.S. we operate NASDAQ OMX PHLX, the third largest U.S. options market, The NASDAQ Options Market, a second options market, NASDAQ OMX BX, a second cash equities trading market, and NASDAQ OMX Futures Exchange (formerly the Philadelphia Board of Trade), or NFX, a futures market.

In Europe, we operate exchanges in Stockholm (Sweden), Copenhagen (Denmark), Helsinki (Finland), and Iceland as NASDAQ OMX Nordic and exchanges in Tallinn (Estonia), Riga (Latvia) and Vilnius (Lithuania) as NASDAQ OMX Baltic. In addition, we operate NASDAQ OMX Europe, our new marketplace for pan-European blue chip trading, as well as NASDAQ OMX Commodities, our new offering for trading and clearing commodities, and the Armenian Stock Exchange.

The exchanges that comprise NASADQ OMX Nordic and NASDAQ OMX Baltic offer trading in cash equities, bonds, structured products and ETFs, as well as trading and clearing of derivatives. Our Nordic and Baltic operations also offer alternative marketplaces for smaller companies. As of December 31, 2008, the exchanges within NASDAQ OMX Nordic and NASDAQ OMX Baltic were home to over 800 listed companies with a combined market capitalization of approximately $605 billion.

History and Structure

Nasdaq was founded in 1971 as a wholly-owned subsidiary of the Financial Industry Regulatory Authority, or FINRA (then known as the National Association of Securities Dealers, Inc.). Beginning in 2000, FINRA restructured and broadened ownership in Nasdaq by selling shares to FINRA members, investment companies and issuers listed on The NASDAQ Stock Market.

In connection with this restructuring, Nasdaq applied to the SEC to register The NASDAQ Stock Market as a national securities exchange. Prior to operating as an exchange, The NASDAQ Stock Market operated under an SEC-approved plan that provided a delegation of legal authority from FINRA to The NASDAQ Stock Market to operate as a stock market. FINRA fully divested its ownership of Nasdaq in 2006, and The NASDAQ Stock Market became fully operational as an independent registered national securities exchange in 2007.

In 2006, Nasdaq also reorganized its operations into a holding company structure. As a result, our exchange licenses and exchange and broker-dealer operations are held by our subsidiaries.

On February 27, 2008, Nasdaq and OMX AB combined their businesses and Nasdaq was renamed The NASDAQ OMX Group, Inc. Prior to the combination, OMX AB owned and operated the largest securities marketplace in Northern Europe.

Recent Acquisitions and Strategic Initiatives

We believe that an exchange company’s scale and technology have become very important factors in maintaining a competitive advantage due to the liberalization and globalization of world markets and regulatory changes in the U.S. and Europe. As a result, we recently completed several strategic acquisitions and investments that we believe further strengthen our competitive position.

The combination with OMX and strategic partnership with Borse Dubai Limited. On February 27, 2008, Nasdaq and OMX AB combined their businesses pursuant to an agreement with Borse Dubai Limited, a Dubai company, or Borse Dubai. The purchase price of OMX AB was approximately $4.3 billion, consisting of an equity component and a cash component. We believe that the combination with OMX AB created a premier global exchange company, bringing together complementary businesses, diversifying our operations, enhancing our existing product offerings and solidifying our leadership in global exchange technology.

Concurrently with the business combination with OMX AB, we also acquired 33 1/3% of the equity of the Dubai International Financial Exchange, or DIFX, in exchange for a contribution of $50 million in cash and the entry into certain technology and trademark licensing agreements. DIFX, which has been renamed NASDAQ Dubai, is an international financial exchange serving the region between Western Europe and East Asia.

We believe that the strategic partnership with Borse Dubai and our investment in NASDAQ Dubai provide us with significant resources and valuable expertise in the growing Middle Eastern and North African financial markets, as well as enhance the globalization of the NASDAQ OMX brand name, further increasing strategic opportunities. In November 2008, we listed our common stock on NASDAQ Dubai.

The acquisition of the Philadelphia Stock Exchange. In July 2008, we completed our acquisition of the Philadelphia Stock Exchange, Inc., or PHLX, expanding our presence in the derivatives market. The acquisition of PHLX provided us with the third largest options market in the U.S. and with increased exposure to a fast growing asset class and diversification into an area adjacent to our core equity trading business. PHLX, renamed NASDAQ OMX PHLX, Inc., operates as a distinct market alongside The NASDAQ Options Market, our options platform that was launched in March 2008. With the acquisition of PHLX and the launch of The NASDAQ Options Market, we have substantially increased our footprint in global derivatives. As of December 31, 2008, we had a combined market share of approximately 17.3% in the trading of U.S. equity options.

The acquisition of the Boston Stock Exchange. We closed the acquisition of the Boston Stock Exchange, Incorporated, or BSX, in August 2008. The BSX acquisition provided us with an additional license for trading both equities and options and a clearing license. We used the BSX license to create a second U.S. cash equities market, called NASDAQ OMX BX, which was launched in January 2009. With NASDAQ OMX BX, we offer a second quote within the U.S. equities marketplace, providing our customers enhanced trading choices and price flexibility. We have been able to leverage our INET trading system, which runs The NASDAQ Stock Market, to operate NASDAQ OMX BX, providing customers an additional fast and efficient cash equities market.

We have announced plans to launch a clearing service for U.S. cash equities, using the clearing license obtained in the acquisition of BSX. The new clearinghouse, to be called NASDAQ Clearing Corporation (NCC), is subject to regulatory approval and is expected to launch in 2009.

The acquisition of certain businesses from Nord Pool ASA. In October 2008, we acquired Nord Pool ASA’s clearing, international derivatives and consulting subsidiaries. As a result of the acquisition, we launched NASDAQ OMX Commodities, which offers energy and carbon derivatives products. NASDAQ OMX Commodities, together with third party partner Nord Pool, provides access to the world’s largest power derivatives markets and one of Europe’s largest carbon markets.

The acquisition of a majority interest in International Derivatives Clearing Group. In December 2008, we acquired an 81% interest in the International Derivatives Clearing Group, or IDCG, and IDCG became an independently operated subsidiary of NASDAQ OMX. IDCG has been granted approval by the U.S. Commodity Futures Trading Commission, or CFTC, to clear over-the-counter, or OTC, interest rate swap futures contracts and other fixed income derivatives contracts. In December 2008, IDCG began providing central counterparty, or CCP, clearing for interest rate swap products through its clearinghouse subsidiary, International Derivatives Clearinghouse, LLC, or IDCH. NFX is serving as the designated contract market for trading of these interest rate swap products.

Investment in EMCF. In January 2009, we acquired a 22% stake in European Multilateral Clearing Facility N.V., or EMCF, a leading European clearing house. In addition, we signed an agreement with EMCF to use its CCP services for all Nordic transactions. The strategic investment in EMCF and the introduction of CCP services in the Nordic markets is part of our broader commitment to reducing clearing and settlement costs for customers in Europe.

Investment in Agora-X. In 2008, we acquired a 20% equity interest in Agora-X, LLC. Agora-X has launched an electronic communications network, or ECN, designed to enable institutional traders to efficiently negotiate OTC transactions in agricultural swaps and swaptions, as well as swaps and options on ethanol. The platform provides a more liquid and transparent marketplace for price discovery and negotiation.

Competitive Strengths

Premier global exchange company. We are a premier global exchange company that is the largest electronic cash equities market in terms of share volume traded in the world. For the twelve months ended December 31, 2008, The NASDAQ Stock Market and the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic had an average daily trading volume of 12.3 million trades in cash equities, representing a value of approximately $25.2 trillion. In addition, across our markets, we had over 3,800 listings representing 38 countries as of December 31, 2008. We have many of the world’s largest companies listed on our marketplaces, with a leading market share of listings in the information technology, biotech and paper product industries. Our wholly-owned subsidiary The NASDAQ Stock Market continues to be the single largest liquidity pool for trading cash equities in the U.S.

Leader in global exchange technology. We believe we are the leader in global exchange technology. As the world’s first electronic stock exchange, we pioneered electronic trading and have continued to innovate over the last 30 years. Our INET platform processes trades at sub-millisecond transaction speeds with close to 100% system reliability. In addition, our platforms are highly scalable with current capacity at twice the level of daily peaks, allowing significantly higher transaction volume to be handled at low incremental cost. Furthermore, through OMX AB, we were the first exchange to offer electronic trading and integrated derivatives trading and clearing to other exchanges and today have a global technology customer base of more than 70 marketplaces in over 50 countries worldwide, including China (Hong Kong), Singapore, Australia and the U.S. We believe that we will continue to provide leading technology for the world’s competitive and demanding capital markets, which increasingly require that exchanges be able to constantly secure the best price for investors and issuers, a natural strength of our technology and electronic trading platforms.

Diversified operations and products. We have a diversified business, both in terms of geography and product offerings. The recent acquisitions of OMX, PHLX and BSX, the strong derivatives exchange business of our options markets, the launch of NASDAQ OMX Commodities and our recent investments in IDCG, EMCF and Agora-X have significantly diversified our product offerings. In addition, our recently launched pan-European market, named NASDAQ OMX Europe, and our offerings in derivatives clearing and settlement further diversify our product offerings and enhance our growth opportunities in Europe.

Proven and disciplined management team. We have a proven and disciplined management team that has substantial industry experience and expertise in making and integrating strategic acquisitions. Led by Robert Greifeld, our Chief Executive Officer, our executive management team has significant experience in the financial services industry. The combination with OMX AB brought the addition of Magnus Böcker, our President and previously the President and Chief Executive Officer of OMX AB. We believe the NASDAQ OMX management team has demonstrated an ability to innovate and respond effectively to market opportunities.

Commitment to regulatory integrity. As a global exchange company, our business is subject to regulation in many jurisdictions worldwide. We are charged by regulators with maintaining fair and orderly markets for the benefit of investors and we work to fulfill this obligation in several ways. We have entered into agreements with independent third parties to provide regulatory oversight that is separate from our markets. In addition, we operate real-time market surveillance programs relating to trading and compliance-monitoring and enforcement programs with respect to listings on our markets. We are committed to strong and effective regulation and believe that regulatory integrity benefits investors, strengthens the NASDAQ OMX brand and attracts companies seeking to do business with us or to list securities on our markets.

Products and Services

We operate in three segments: Market Services, Issuer Services and Market Technology. Of our total 2008 revenues of $3,648.7 million, 87.9% was from our Market Services segment, 9.1% was from our Issuer Services segment, 2.9% was from our Market Technology segment and 0.1% related to other revenues. Of our total 2007 revenues of $2,436.6 million, 88.3% was from our Market Services segment and 11.7% was from our Issuer Services segment. Of our total 2006 revenues of $1,657.8 million, 84.9% was from our Market Services segment and 15.1% was from our Issuer Services segment.

See Note 21, “Segments,” to the consolidated financial statements for additional financial information about our segments and geographic data.

Market Services

Our Market Services segment includes our U.S. and European Transaction Services businesses, as well as our Market Data and Broker Services businesses. We offer trading on multiple exchanges and facilities across several asset classes, including equities, derivatives, debt, commodities, structured products and ETFs.

U.S. Transaction Services

In the U.S., we offer trading in equity securities, derivatives and ETFs on The NASDAQ Stock Market, NASDAQ OMX PHLX, NASDAQ OMX BX and NFX. Our transaction-based platforms in the U.S. provide market participants with the ability to access, process, display and integrate orders and quotes for cash equities and derivatives. The platforms allow the routing and execution of buy and sell orders as well as the reporting of transactions for cash equity securities, derivatives and ETFs, providing fee-based revenues.

Equities Trading. The NASDAQ Stock Market is the largest single pool of liquidity for trading U.S.-listed cash equities, matching an average of 30% of all U.S. equities volume for 2008. The NASDAQ Stock Market also is a significant source of liquidity for securities listed on the New York Stock Exchange, or NYSE, closing 2008 with 20% matched market share of NYSE-listed securities.

Our fully electronic U.S. transaction-based platform provides members with the ability to access, process, display and integrate orders and quotes on The NASDAQ Stock Market and NASDAQ OMX BX. Market participants include market makers, broker-dealers, ECNs and registered securities exchanges. These services are offered for NASDAQ-listed and non-NASDAQ-listed securities. Specifically, our platform:

•

Provides a comprehensive display of the interest by market participants at the highest price a participant is willing to buy a security (best bid) and also the lowest price a participant is willing to sell that security (best offer).

•

Provides subscribers quotes, orders and total anonymous interest at every price level for exchange-listed securities and critical data for the Opening Cross, Closing Cross, Halt Cross, IPO Cross and the Intraday Cross.

•

Provides anonymity to market participants, i.e., participants do not know the identity of the firm displaying the order unless that firm chooses to reveal its identity, which can contribute to improved pricing for securities by reducing the potential market impact that transactions by investors whose trading activity, if known, may influence others.

Trade Reporting. All U.S. registered national securities exchanges and securities associations are required to establish a transaction reporting plan for the central collection of price and volume information concerning trades executed in those markets. Trades executed on The NASDAQ Stock Market and NASDAQ OMX BX are automatically reported under the appropriate transaction reporting plan. Currently market participants are not charged for the reporting of most of these trades. The NASDAQ Stock Market and NASDAQ OMX BX, however, earn revenues for all of these trades in the form of shared market information revenues under the Unlisted Trading Privileges Plan, or the UTP Plan, for NASDAQ-listed securities and under the Consolidated Tape and Consolidated Quotation Plans for NYSE-listed, NYSE Alternext-listed and other exchange-listed securities.

Through The FINRA/NASDAQ Trade Reporting Facility, or FINRA/NASDAQ TRF, we collect reports of trades executed by broker-dealers outside of our exchanges. The FINRA/NASDAQ TRF collects trade reports as a facility of FINRA. A large percentage of these trades result from orders that broker-dealers have matched internally, or internalized, and are submitted to the FINRA/NASDAQ TRF for reporting purposes only. The FINRA/NASDAQ TRF does not charge market participants for locked in reporting of most trades, but it does earn shared market information revenues with respect to the trades. The FINRA/NASDAQ TRF also generates revenues by providing trade comparison to broker dealers by matching and locking-in the two parties to a trade that they have submitted to the FINRA/NASDAQ TRF for reporting and clearing.

In addition to trade reporting and trade comparison services, we provide clearing firms with risk management services to assist them in monitoring their exposure to their correspondent brokers.

U.S. Derivatives Trading. With the recent acquisition of PHLX and the launch of The NASDAQ Options Market, we have strengthened our position in the U.S. marketplace for the trading of equity options, index options and currency options. The NASDAQ Options Market, which was launched in March 2008, is designed to leverage our existing technology, customer connectivity and market structure. In the third quarter of 2008, we acquired PHLX, providing us with the third largest U.S. options market in the U.S. Renamed NASDAQ OMX PHLX, it operates a hybrid electronic and floor-based market as a distinct market alongside The NASDAQ Options Market. As of December 31, 2008, NASDAQ OMX PHLX and The NASDAQ Options Market had a combined market share of 17.3% in the U.S. equity options market. Our options trading platforms provide trading opportunities to both retail investors and high frequency trading firms, who tend to prefer electronic trading, and institutional investors, who typically pursue more complex trading strategies and often prefer to trade on the floor.

In the U.S., we also operate NFX which offers trading for currency futures and other financial futures. All futures traded on NFX clear at The Options Clearing Corporation, or OCC. In addition, NFX is serving as the designated contract market for interest rate swap products that are cleared through IDCH.

Access Services. We provide market participants with several alternatives for accessing our markets for a fee. Shifting connectivity from proprietary networks to third-party networks has significantly reduced technology and network costs and increased our systems’ scalability without affecting performance or reliability.

Our U.S. marketplaces may be accessed via a number of different protocols. The Financial Information Exchange product that uses the FIX protocol, a standard method of financial communication between trading firms and vendors, enables firms to leverage their existing FIX technology with cost-effective connections to our markets. Market participants may also access our systems using QIX, a proprietary programming interface that provides a more streamlined and efficient protocol for our users with expanded functionality, including quotation updates, and computer-to-computer interface, a protocol that allows market participants to enter transactions directly from their computer systems to our computer systems. Finally, firms may use former INET protocols, such as OUCH and RASH, to access our single trading platform. As an alternative to firm-developed trading front-end, our system offers the NASDAQ Workstation, an internet browser based interface that allows market participants to view market data and enter orders, quotes and trade reports.

The NASDAQ Stock Market also provides co-location services to market participants whereby firms may lease space for equipment within our data center. These participants are charged fees for cabinet space, connectivity and support. We also offer our customers memberships to our multiple exchanges for an annual and monthly fee.

European Transaction Services

Nordics. NASDAQ OMX Nordic’s operations comprise the exchanges in Stockholm (Sweden), Copenhagen (Denmark), Helsinki (Finland), and Iceland. The exchanges offer trading for equities and bonds and trading and clearing services for derivatives. Our platform allows the exchanges to share the same trading system which enables efficient cross-border trading and settlement, cross membership and one source for Nordic market data.

Cash trading is offered in Nordic securities such as equities and depository receipts, warrants, convertibles, rights, fund units, ETFs, bonds and other interest-related products. NASDAQ OMX Stockholm and NASDAQ OMX Copenhagen also offer trading in derivatives, such as stock options and futures, index options and futures, fixed-income options and futures and stock loans.

On NASDAQ OMX Stockholm, we offer clearing services for fixed-income options and futures, stock options and futures and index options and futures by serving as the central counterparty. In doing so, we guarantee the completion of the transaction and market participants can thereby limit their counterparty risk. We also act as the counterparty for certain over-the-counter contracts. The transactions are reported electronically prior to central counterparty clearing and we thereby guarantee the completion of the transaction. Following the completion of a transaction, settlement takes place between parties with the exchange of the securities and funds. The transfer of ownership is registered and the securities are stored on the owner’s behalf. Settlement and registration of cash trading takes place in Sweden and Finland via the local central securities depositories.

Pan-European. NASDAQ OMX Europe is a new marketplace designed for high performance trading of the most actively traded European stocks. It currently is the most competitively priced multilateral trading facility in Europe, and the first platform to connect European liquidity pools with pan-European routing. As of December 31, 2008, NASDAQ OMX Europe traded approximately 800 securities including constituents of the main European indices, ETFs and other highly liquid securities.

Baltics. NASDAQ OMX Baltic operations comprise the exchanges in Tallinn (Estonia), Riga (Latvia) and Vilnius (Lithuania). We hold a majority interest in these exchanges. In addition, we own the central securities depositories in Estonia and Latvia, and 40% of the central securities depository in Lithuania.

In the Baltic markets, NASDAQ OMX exchanges offer their members trading, clearing, payment and custody services. Issuers, primarily large local companies, are offered listing and a distribution network for their securities. The securities traded are mainly equities, bonds and treasury bills. Clearing, payment and custody services are offered through the central securities depositories in Estonia, Latvia and Lithuania. In addition, in Estonia and Latvia, NASDAQ OMX offers registry maintenance of fund units included in obligatory pension funds, and in Estonia, the maintenance of shareholder registers for listed companies. The Baltic central securities depositories offer a complete range of cross-border settlement services.

Commodities Trading and Clearing. NASDAQ OMX Commodities, together with our third party partner Nord Pool, provides access to the world’s largest power derivatives markets and one of Europe’s largest carbon markets. NASDAQ OMX Commodities offers international derivatives and carbon products, operates a clearing business and offers consulting services to commodities markets globally. Nord Pool is responsible for exchange operations and trading activities, including ownership of Nordic derivatives products. NASDAQ OMX Commodities and Nord Pool have more than 400 members from 22 countries across a wide range of energy producers and consumers, as well as financial institutions. With NASDAQ OMX Commodities, our goal is to create a global leader in energy derivatives and carbon products, by combining Nord Pool’s footprint in the energy market with NASDAQ OMX’s global distribution capabilities and world-leading technology platform. As a global company, we are in the position to offer cross-market trading in multiple asset classes, and also expect to introduce new commodity products to our existing portfolio. The NASDAQ OMX Commodities offering is designed for banks, brokers, hedge funds and other financial institutions, as well as power utilities, industry, manufacturing and oil companies.

Market Data

We earn Market Data revenues from U.S. tape plans and U.S. and European market data products.

U.S. Tape Plans. The NASDAQ Stock Market operates as the exclusive Securities Information Processor of the UTP Plan for the collection and dissemination of best bid and offer information and last transaction information from markets that quote and trade in NASDAQ-listed securities. The NASDAQ Stock Market also is a participant in the UTP Plan and shares in the net distribution of revenue according to the plan on the same terms as the other plan participants. In the role as the Securities Information Processor, The NASDAQ Stock Market collects and disseminates quotation and last sale information for all transactions in NASDAQ-listed securities whether traded on The NASDAQ Stock Market or other exchanges. We sell this information to market participants and to data distributors and the data distributors then sell to the public. After deducting costs associated with acting as an exclusive Securities Information Processor, we distribute the tape fees to the respective UTP Plan participants, including The NASDAQ Stock Market, based on a formula required by Regulation NMS that takes into account both trading and quoting activity. In addition, all quotes and trades in NYSE- and NYSE Alternext-listed securities are reported and disseminated in real time, and as such, we share in the tape fees for information on NYSE- and NYSE Alternext-listed securities.

U.S. Market Data Products. Our data products enhance transparency and provide critical information to the professional and non-professional marketplace. We collect and process information and earn revenues as a distributor of our market data. We provide varying levels of quote and trade information to market participants and to data distributors, who in turn sell subscriptions for this information to the public. We earn revenues primarily based on the number of data subscribers and distributors of our data.

We distribute this proprietary market information to both market participants and non-participants through a number of proprietary products. We use our broad distribution network of more than 2,000 market data distributors to deliver data regarding our market depth, index values, mutual fund valuation, order imbalances, market sentiment and other analytical data. We offer a range of proprietary data products, including NASDAQ TotalView, our flagship market depth quote product. TotalView shows subscribers quotes, orders and total anonymous interest at every price level in The NASDAQ Stock Market for NASDAQ-listed securities and critical data for the Opening, Closing, Halt and IPO Crosses.

TotalView is offered through distributors to professional subscribers for a monthly fee per terminal and to non-professional subscribers for a lower monthly fee per terminal. We also offer a TotalView enterprise license to facilitate broad based distribution of this data to large audiences. In addition, we charge the distributor a monthly distributor fee.

We operate several other proprietary services and data products to provide market information, which include:

•	NASDAQ Last Sale, launched in 2008, to provide broad based and universal access to real-time last sale information via internet portals;

•

NASDAQ Market Replay, launched in 2008, as a powerful replay and analysis tool allowing users to view order book and trade data for NASDAQ, NYSE and NYSE Alternext listed securities at any point in time;

•	NASDAQ OMX DataStore, one aspect of NASDAQ OMX’s Web 2.0 initiative to transform the market data industry through use of plug-and-play technology to deliver new proprietary information content;

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

•	Global Index Dissemination Service, a real-time data feed that carries the values for a number of broad-based and sector indexes and ETFs, developed in 2008 for release in 2009; and

•

NASDAQ OMX Trader.com, a financial website that provides broker-dealers and market data vendors with information and data regarding our corporate initiatives (such as Open, Closing, Halt and IPO Crosses) and other products and services for a monthly subscription fee.

European Market Data Products. Nordic and Baltic market data products and services provide critical market transparency to the professional and non-professional investors that participate in the NASDAQ OMX Nordic and NASDAQ OMX Baltic marketplaces and, at the same time, give investors greater insight into these markets.

Information products and services are based on the trading information from the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic for three classes of securities: equities, bonds and derivatives instruments. We provide varying levels of quote and trade information to market participants and to data distributors, who in turn sell subscriptions for this information to the public. Revenues from European market data are generated primarily based on the number of data subscribers and distributors of our data.

We provide a wide range of data products including products in real-time, some with a time delay or in batch delivery. These products and services are packaged for market professionals as well as for private individuals, and include real-time information on market depth, specific transactions and share-price trends, the compilation and calculation of reference information such as indexes and the presentation of statistics.

Significant European market data products include:

•

Nordic Equity TotalView provides full market insight, with 20 level order book, news and analysis data for all Nordic equities. The product also includes index values and weights and liquidity measure indicators;

•

Nordic Derivative Level 2 provides listing details, trade information, derived information and order book information with the five best levels of bid and ask prices with the respective total quantity;

•

Nordic Fixed Income Level 2 provides listing details, order book information, bid and ask quotes for up to five levels, trade information, derived information, indicative bid and ask quotes, daily turnover statistics and company disclosures;

•	Corporate Action and Accounting Data; and

•	European Last Sale, launched in 2008 (along with the NASDAQ Last Sale Product in the U.S.), to provide broad based and universal access to real-time last sale information via internet portals.

Broker Services

Our Broker Services operations offer technology and customized securities administration solutions to financial participants in the Nordic market and in the United Kingdom. The primary services include flexible back-office systems. Our services allow customers to entirely or partly outsource their company’s back-office functions.

We offer customer and account registration, business registration, clearing and settlement, corporate action handling for reconciliations and reporting to authorities. Available services also include direct settlement with the Nordic central securities depositories, real-time updating and communication via the Society for Worldwide Interbank Financial Telecommunication, or SWIFT, to deposit banks.

Issuer Services

Our Issuer Services segment includes our Global Listing Services and Global Index Group businesses. We offer capital raising solutions to companies around the globe and have more worldwide listings than any other global exchange group—over 3,800 companies representing $3.2 trillion in total market value as of December 31, 2008.

We operate a variety of listing platforms around the world to provide multiple global capital raising solutions for private and public companies. Our main listing markets are The NASDAQ Stock Market and the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic. As a strategic partner in Dubai’s international financial exchange, NASDAQ OMX facilitates access to issuers to the Middle Eastern capital markets through NASDAQ Dubai. In addition, we offer a consolidated global listing application to companies to enable them to apply for listing on any NASDAQ OMX market, including The NASDAQ Stock Market and the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic, as well as NASDAQ Dubai.

Global Listing Services

U.S. Listings. Companies listed on The NASDAQ Stock Market represent a diverse array of industries including telecommunication services and information technology, financial services, healthcare, consumer products, industrials and energy.

Companies seeking to list securities on The NASDAQ Stock Market must meet minimum listing requirements, including specified financial and corporate governance criteria. Once listed, companies must meet continued listing standards. The NASDAQ Stock Market currently has three listing tiers: The NASDAQ Global Select Market, The NASDAQ Global Market and The NASDAQ Capital Market. All three market tiers maintain rigorous listing and corporate governance standards (both initial and ongoing) and issuers listing on these markets have the opportunity to leverage an array of NASDAQ OMX corporate services.

As of December 31, 2008, a total of 3,023 companies listed securities on The NASDAQ Stock Market, with 1,288 listings on The NASDAQ Global Select Market, 1,222 on The NASDAQ Global Market and 513 on The NASDAQ Capital Market.

We aggressively pursue new listings from companies, including those undergoing IPOs as well as companies seeking to switch from alternative exchanges. In 2008, The NASDAQ Stock Market attracted 177 new listings. Included in these listings were 13 IPOs, almost 46% of the total U.S. IPOs in 2008. The new listings were comprised of the following:

New Listings on The NASDAQ Stock Market	177
Switches from NYSE/NYSE Alternext and Dual Listings	61
IPOs	13
Upgrades from Over-the-Counter Bulletin Board (OTCBB)	45
ETFs, Structured Products and Other Listings	58

In 2008, the following nine NYSE-listed companies switched to The NASDAQ Stock Market, representing $129.9 billion in market capitalization: News Corporation, Automatic Data Processing, Inc., CA, Inc., CME Group Inc., Jack in the Box Inc., Celera Corporation, Mylan Inc., Seagate Technology and Global-Tech Advanced Innovations Inc. A total of 51 companies switched from the American Stock Exchange (now renamed NYSE Alternext) to The NASDAQ Stock Market in 2008.

We charge issuers an initial listing fee, a listing of additional shares fee and an annual renewal fee. The initial listing fee for securities listed on The NASDAQ Stock Market includes a listing application fee and a total shares outstanding fee. The fee for listing of additional shares is based on the total shares outstanding, which we review quarterly. Annual renewal fees for securities listed on The NASDAQ Stock Market are based on total shares outstanding.

Nordic and Baltic Listings. We also offer listings on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic. As of December 31, 2008, a total of 824 companies listed securities on our Nordic and Baltic exchanges. Measured in terms of the market capitalization of listed companies, as of December 31, 2008, NASDAQ OMX Nordic was the largest marketplace in Europe for IT companies, the largest marketplace in the world for the paper industry, the second largest marketplace in the world for apparel retail and third largest marketplace in the world for industrial machinery.

Our European listing customers are organizations such as companies, funds or governments that issue and list securities on the exchanges of NASDAQ OMX Nordic and NASDAQ OMX Baltic. Customers issue securities in the forms of equities and depository receipts, warrants, ETFs, convertibles, rights, options, bonds and other fixed-income related products. In 2008, a total of 31 new companies were listed on our Nordic and Baltic exchanges.

For smaller companies and growth companies, we offer access to the financial markets through the NASDAQ OMX First North alternative marketplaces. NASDAQ OMX First North added 17 new companies in 2008.

Corporate Services. Our Corporate Services business provides customer support services, products and programs to companies, including companies listed on our exchanges. Through our corporate services offerings, companies gain access to innovative products and services that facilitate transparency, mitigate risk, maximize board efficiency and facilitate better corporate governance. Through our wholly-owned subsidiaries, we provide corporate services in key areas of focus:

•

Investor Relations. We provide industry-leading investor relations and news distribution products designed to make it easier for companies to interact and communicate with analysts and investors while meeting corporate governance and disclosure requirements.

•

Market Monitoring. We offer unique proprietary services that help companies monitor their stock and track peer performance. In November 2008, we acquired Bloom Partners, a leading market intelligence firm, enhancing our market monitoring services.

•	Board Practice. We offer board member recruiting and management solutions to ensure board member effectiveness.

•	Global Visibility. We provide ways for companies to increase their visibility through our Marketsite offerings and access to discounts and special offers from other listed companies.

•	Risk Management. We provide offerings intended to assist companies in risk management through our corporate insurance brokerage subsidiary offering executive liability risk management services.

PORTAL and The PORTAL Alliance. In addition to traditional public offerings, SEC Rule 144A provides public and private companies with another option for effectively raising capital at a lower cost and with fewer regulatory hurdles. We have managed the process to designate SEC Rule 144A unregistered securities as PORTAL securities since 1990.

In late 2007, we and a group of leading securities firms announced our intention to form The PORTAL Alliance, an open, industry-standard 144A equity trading platform with the goal of providing a better market for investors and issuers. The PORTAL Alliance members intend to develop a neutral process for investor qualification and tracking of transaction settlement and dissemination of issuer and trading information for Rule 144A securities. The PORTAL Alliance is expected to launch in 2009.

Global Index Group

We are one of the world’s leading index providers. We develop and license NASDAQ OMX branded indexes, associated derivatives and financial products as part of our Global Index business. We believe that these indexes and products leverage, extend and enhance the NASDAQ OMX brand. License fees for our trademark licenses vary by product based on assets, number or underlying dollar value of contracts issued. In addition to generating licensing revenues, these products, particularly mutual funds and ETFs, lead to increased investments in companies listed on The NASDAQ Stock Market, which enhances our ability to attract new U.S. listings.

Our flagship index, the NASDAQ-100 Index, includes the top 100 non-financial companies listed on The NASDAQ Stock Market. With the addition in 2008 of OMX and PHLX, we now have nearly 2,000 diverse indexes, with 53 launched in 2008. NASDAQ OMX indexes are the basis for over 1,000 financial products in 37 countries. In 2008, we licensed 16 new ETFs based on NASDAQ OMX indexes. We also license cash-settled options, futures and options on futures on our indexes.

Market Technology

Technology Solutions. We are the world’s leading technology solutions provider and partner to exchanges, alternative trading venues and clearing organizations. The systems solutions we offer support trading, clearing and settlement and information dissemination for many types of instruments, ranging from equities to complex derivative products. Furthermore, the solutions we offer can handle all classes of assets, including currencies, different types of interest-bearing securities, commodities and energy products.

In addition to systems solutions, we offer advisory services, facility management and systems integration and operations and support of all components included in a turn-key information technology solution for a marketplace. We currently manage operations for 17 marketplaces and our solutions enable efficient securities transactions for more than 70 marketplaces in over 50 countries, including markets operated by NASDAQ OMX. We are able to offer our customers analysis and advisory services on efficiency, as well as operational security and support in the creation of regional marketplaces.

Our trading solutions are sold throughout the world and are utilized by exchanges, alternative-trading venues and banks and securities brokers with marketplace offerings of their own. Our platforms are designed to meet client requirements as well as ensure the highest level of availability, security and reliability. NASDAQ

OMX’s trading solutions are utilized by, among others, the Australian Securities Exchange, Hong Kong Exchanges and Clearing, International Securities Exchange, or ISE, Plus Markets Group, SIX Swiss Exchange, Singapore Exchange and Wiener Börse.

In the post trade stage, we offer integrated systems solutions for clearing (risk management) and settlement (settlement and delivery) of both cash equities and derivatives to clearing organizations around the world. We also offer the systems for handling the administration of securities in securities depositories. These systems have been designed to be able to communicate with various trading systems and with other clearing or securities systems. Clearing and settlement solution customers include the Australian Securities Exchange, Hong Kong Exchanges and Clearing and Wiener Börse.

We offer standardized systems for disseminating raw data, such as prices, trades and order amounts, and refined data, such as indexes, to meet the extensive need for data for trading. Our information dissemination solution customers include ICAP, ISE, Singapore Exchange and Wiener Börse.

Systems Integration, Operation and Support. A central part of many projects is facility management and systems integration. This service is based on our many years of experience in operating marketplaces and implementing change projects involving technical infrastructure. Through our integration services, we can assume total responsibility for projects involving migration to a new system and the establishment of entirely new marketplaces. We also offer operation and support for the applications, systems platforms, networks and other components included in a turn-key information technology solution. By transferring the operation and support of systems to us, the customer can focus on its core operations and reduce its operational risk level. At the same time, economies of scale can be achieved, by allowing the customer access to existing, effective technology and infrastructure.

Advisory Services. Our advisory services are designed to support our customers’ strategies and help them with critical decisions in a highly demanding business environment. Operating our own exchanges and in partnering with global technology customers, we continually gain insight on developments in the financial world. We understand first-hand how marketplaces operate, the challenges they face and the complex technology infrastructures that support them. Our consultants have deep experience in strategy, operations and change management, and are backed by the combined knowledge of NASDAQ OMX as well as a network of external experts in the exchange industry.

Research and development. We continuously develop our product offering to ensure our position as a market leader and driving force in the exchange industry. Investment decisions are made based on customer needs and general market trends.

This year we introduced a new technology roadmap for our next generation trading system, GENIUM. The roadmap builds on NASDAQ OMX’s combined experience and insight gained from operating exchanges and in supporting the operations of more than 70 exchanges, clearing organizations and central securities depositories around the world. Two key assets will be leveraged to realize the new roadmap:

•

INET, currently used by NASDAQ OMX for the U.S. equities markets and NASDAQ OMX Europe. Delivering sub-millisecond transaction speeds, the INET system is proven in handling trading volumes of more than five billion shares daily and routinely handles over 268,000 messages per second.

•

CLICK, the world’s most widespread trading system for integrated derivatives and equity trading, today powers derivatives trading on the exchanges of NASDAQ OMX Nordic and leading markets around the world, including Australian Securities Exchange, Hong Kong Exchanges and Clearing, ICAP, ISE, and Singapore Exchange. CLICK also offers integrated clearing functionality through SECUR.

GENIUM has been designed not only to be the world’s fastest trading system, but also to combine innovative functionality with a modular approach to more efficiently manage change and create new advantages to existing and new customers. The foundation for GENIUM is a common service delivery platform built for the exchange industry. It provides high performance transaction handling and availability as well as common functional features, like reference data and session management. The platform is based on industry standard operating environments and holds unified models for business and technical operations.

Intellectual property

We own or have licensed rights to trade names, trademarks, domain names and service marks that we use in conjunction with our operations and services. We have registered many of our most important trademarks in the United States and in foreign countries. For example, our primary “NASDAQ” mark is a registered trademark in the United States and in over 50 other countries worldwide and the OMX trademark also has been registered worldwide. We also have trademark registrations for the most important names of NASDAQ OMX Nordic and our operations in Europe. Many of these trademarks are registered in a number of countries. An example of the registered trademarks used in our European operations include: OMX, GENIUM, SECUR, CLICK XT and EXIGO.

We also maintain copyright protection in our NASDAQ-branded materials and pursue patent protection for NASDAQ OMX-developed inventions and processes. Our patent department focuses on gaining patent protection for the software functionality that we develop in order for us to fully benefit from our research and development investments. Our patent department accomplishes this through the evaluation of inventions, the preparation, filing and prosecution of patent applications for inventions deemed worthwhile to pursue, the maintenance of granted patents, the coordination of information within the organization about patents and the monitoring of competitors for possible use of patented information.

Competition

Market Services. The equity securities markets are intensely competitive. We compete in the U.S. against NYSE Euronext, BATS Exchange, regional exchanges and ECNs. In Europe, our major competitors include NYSE Euronext, Deutsche Börse, the London Stock Exchange Group plc, or LSE, the Spanish Exchanges and SIX Swiss Exchange. We also compete globally with other major exchanges around the world, including the Tokyo Stock Exchange, the Korea Exchange, the Hong Kong Stock Exchange, the Singapore Stock Exchange, the Shanghai Stock Exchange, the Sydney Stock Exchange, the Bombay Stock Exchange, the Sao Paolo Stock Exchange and the Toronto Stock Exchange. Competition also comes from broker-dealers and from off-board or OTC trading in the U.S. and elsewhere.

In bond trading, we compete in Europe with alternative marketplaces such as MTS. For derivatives products, competition comes in the form of trading and clearing that takes place through OTC trading, usually through banks and brokerage firms, or through trading and clearing competition with other exchanges. The competitive significance in Europe of these varied alternative trading venues is likely to increase in the future, with the regulatory environment in Europe becoming more favorable to alternative trading venues as a result of the reforms required by the Markets in Financial Instruments Directive, or MiFID, and a broader effort to increase competition in financial services.

Competition is based on a number of factors, including the quality of our technological and regulatory infrastructure, total transaction costs, the depth and breadth of liquidity, the quality of value-added customer services, reputation and cost of trade execution.

Equity securities trading. The U.S. marketplace continues to evolve as ECNs active in the equity trade execution business attract market participants’ investment and become exchanges or acquire regional exchanges. Additional new entrants may emerge, potentially posing a competitive threat to more established industry participants. While many of the new entrants may have limited liquidity, some may attract significant levels of equity order volume through aggressive pricing and from volume originating with broker-dealer investors. In addition, there remains interest in electronic trading systems specializing primarily in large block trades, such as LiquidNet, Pipeline Trading and Investment Technology Group’s POSIT platform. Also, regional exchanges, such as the International Securities Exchange, have agreed to be acquired by ECNs, with the objective of enabling them to better compete with other exchanges.

The European landscape is in its early days of adapting to the competitive forces released by MiFID in November 2007. Throughout Europe new multilateral trading facilities, or MTFs, are being created with the most prominent MTFs (Chi-X, Turquoise, NASDAQ OMX Europe, and BATS) launching in the United Kingdom and attracting a significant share of electronically matched volume. Trade reporting alternatives to incumbent exchanges, such as Markit BOAT, or BOAT, have also been launched. BOAT is currently the largest market trading reporting platform in Europe. Electronic trading systems interested in pursuing block business have long been active in Europe and are looking to grow their businesses under MiFID. Finally, smaller existing exchanges such as PLUS Markets and the Berliner Boerse are looking to enter new markets and expand their businesses. In the Nordics, a new MTF, Burgundy, has indicated that it intends to launch in 2009. These entrants pursue many of the same strategies to attract order flow as in the U.S., which include attractive pricing, participant investment, technological innovation, and pursuit of exchange status. Because of the success of the new entrants, incumbent exchanges have lowered prices, adopted new technology, and prepared to compete aggressively for trading volumes and revenue. While the state of competition in Europe remains evolutionary, the level of competition faced by incumbent national exchanges is clearly rising.

As a result of the conditions in the U.S. and Europe, we experience competition in our core trading activities such as execution services, quoting and trading capabilities, and reporting services. Many of our competitors have engaged in aggressive price competition by reducing the trade execution transaction fees they charge their customers. As a result of this competition, we significantly reduced the trade execution transaction fees we charge our customers in the past, particularly our large-volume customers. We periodically reexamine our pricing structure to ensure that our fees remain competitive.

Derivatives. Our principal competitors for trading options in the U.S. include the Chicago Board Options Exchange, or CBOE, ISE, NYSE ARCA, NYSE Alternext and the Boston Options Exchange, or BOX. Competition is focused on providing market participants with greater functionality, trading system stability, customer service, efficient pricing, and speed of execution. NASDAQ OMX operates two exchanges with different market structures. NASDAQ OMX PHLX operates a pro-rata hybrid electronic and floor based exchange and competes most directly with CBOE, ISE and NYSE Alternext. As a result of this competition, NASDAQ OMX PHLX added new functionality aimed at retail customers and reduced fees for our largest customers. The NASDAQ Options Market operates a price/time priority exchange and competes most directly with NYSE ARCA and the BOX. The NASDAQ Options Market competes primarily by providing meaningful price improvement to incoming orders and by offering a fast, stable trading system. During 2008, The NASDAQ Options Market increased the rebate it pays to liquidity providers on price improving execution to encourage price improvement.

MiFID does not address competition between derivatives markets to the extent that it addresses equities trading and consequently has been slower to affect competition in trading derivative securities. Exchange based competition for trading in European derivatives continues to occur mainly where there is competition in trading for the underlying equities and our competition for options on European equities is primarily with EUREX, LIFFE, EDX and, to a limited extent, the U.S. options exchanges. Such competition is limited to options on a small number of equity securities although these securities tend to be among the most active. New competition in this area is expected to come from Project Rainbow, a new dealer-sponsored derivative multi-lateral facility.

In addition to exchange based competition in derivatives we continue to face competition from OTC derivative markets. Bilateral and CCP-like innovations such as NYSE Euronext’s Bclear and BEST-Execution Services (BEST)—which is a collaboration between the Dutch market’s two largest providers of liquidity, BinckBank and Optiver—are also creating increasing competition for derivatives, mainly in the OTC and covered warrants markets. We market NASDAQ OMX’s market operations, and trading and clearing services to these new entrants.

As trading in Europe evolves under MiFID, competition for trading volumes in derivatives will likely increase. Both current and potential competition requires us to constantly reassess our pricing and product offerings in order to remain competitive.

Clearing. In both the U.S. and Europe, equity clearing has been organized along national lines. Typically, a single clearing house would serve essentially all equity trading involving securities listed on exchanges within a nation’s borders. Some countries, such as Sweden, do not have a clearing house at all. In some countries such as the U.S., the clearing house is part of the same organization as the Central Securities Depository, or CSD. In some, such as Germany, the clearing house and the stock exchange are part of the same corporate structure, and in others such as the U.K., the clearing house, exchange, and CSD are separate. Furthermore, there is a much shorter history of using CCP Services in European clearing than in the U.S. Regardless of past practice, competition is beginning to come to clearing in response to the European Code of Conduct in Clearing and Settlement in Europe and initiatives by NASDAQ OMX in the U.S. At this time, competition in clearing remains limited with a few new non-national clearing houses such as EMCF, X-Clear and EuroCCp being launched in Europe to serve non-national multilateral trading facilities. Our announced intention that the NASDAQ OMX Nordic exchanges will introduce a non-national central counterparty to our markets may spur competition for clearing services in Europe.

In the U.S., competition in equity clearing has been legislatively called for since 1975 but only recently have technological advances made competitive clearing in the U.S. a viable possibility. Should clearing competition become a vibrant reality in the U.S. or Europe it may have an impact on equity trading and on our business as clearing is a non-trivial cost of trade execution. We believe that clearing in both the U.S. and Europe will benefit from competition and intend to compete actively for clearing business.

Market data services. Our revenues from the sale of market data products and services are under competitive threat from other securities exchanges that trade NASDAQ-listed securities. Current SEC regulations permit these regional exchanges and FINRA’s Alternative Display Facility to quote and trade NASDAQ-listed securities. Trade reporting facilities regulated by FINRA are also operated by The NASDAQ Stock Market and other exchanges. The UTP Plan entitles these exchanges, FINRA’s Alternative Display Facility, and the trade reporting facilities to a share of UTP Plan tape fees, based on the formula required by Regulation NMS that takes into account both trading and quoting activity. In addition, The NASDAQ Stock Market similarly competes for the tape fees from the sale of information on NYSE- and NYSE Alternext-listed securities for those respective tape plans.

Participants in the tape plans have used tape fee revenues to establish payment for order flow arrangements with their members and customers. In January 2004, we implemented a new tiered pricing structure and the Nasdaq General Revenue Sharing Program, which provided incentives for quoting market participants to send orders and report trades to The NASDAQ Market Center. We continuously evaluate and refine both programs. To remain competitive, in July 2006, we changed the terms of the program and established a new Nasdaq Data Revenue Sharing Program. In January 2008, we again changed the terms of the program. We may adjust either program in the future to respond to competitive pressures.

The sale of our proprietary products are under competitive threat from alternative exchanges and trading venues that offer similar products at a lower price or free of charge. Our market data business competes with other exchanges and third party vendors in providing information to market participants. Consequently our data products must be competitive in speed, reliability, content and price to succeed in the marketplace. New exchanges and trading systems entering the market have recognized the strong connection between market data and transactions volume and new entrants could price their market data very aggressively in order to grow transactions volume thereby limiting our flexibility in pricing market data. Any action by a market participant to provide information to another exchange or market data vendor could have a negative impact on our data products. The market data business must also adapt to a rapidly changing information delivery technologies and constantly invest in innovative product design and development. Other market data providers may not face the regulatory obligations we face and may consequently be more flexible in pricing and more agile in deploying new products and business methods to our detriment.

Listing and corporate services. Our primary competitor for larger company listings in the U.S. on The NASDAQ Stock Market is the NYSE. The NASDAQ Stock Market also competes with NYSE Alternext for listing of smaller companies.

Competition for listings in Europe relates to the exchange choices available to companies considering a new or secondary listing. In addition to the larger exchanges, companies are able to consider smaller markets and quoting facilities, such as LSE’s Alternative Investment Market, Euronext’s Alternext, Deutsche Börse’s Entry Standard, Borsa Italiana’s Expandi Market, PLUS Markets plc, the Pink Sheets LLC and the Over-the-Counter Bulletin Board. Other exchanges in Sweden include the Nordic Growth Market and Aktietorget, which primarily serve companies with smaller market capitalizations.

In Europe, our main competitors for our company news service, a comprehensive communication service for listed companies on the NASDAQ OMX Nordic exchanges, are Cision and Hugin, the latter of which is owned by NYSE Euronext.

Indexes. The NASDAQ Stock Market is subject to intense competition for the listing of financial products from other exchanges. The indexes on which these products are based face competition from other indexes which can be considered competitive with NASDAQ OMX indexes. For example, there are a number of indexes that aim to track the technology sector and may from time to time have a high degree of correlation with the NASDAQ-100 Index and the NASDAQ Composite Index. We face competition from investment banks, markets or other product developers in designing products that meet investor needs.

Market Technology. Many exchanges, clearing organizations and securities depositories have traditionally developed their own technology systems for trading, clearing, settlement, depository and information dissemination internally, often assisted by consulting companies and local suppliers of components. The competitive landscape is changing and the implementation of third party solutions is growing more popular. Two types of competitors are emerging: other exchanges providing solutions, including NYSE Euronext, and pure technology providers focused on the exchange industry.

Regulation

We are subject to extensive regulation in the United States and Europe.

U.S. Regulation

U.S. federal securities laws establish a two-tiered system for the regulation of securities markets, market participants and listed companies. The SEC occupies the first tier and has primary responsibility for enforcing federal securities laws. Self-Regulatory Organizations, or SROs, which are non-governmental organizations, occupy the second tier. SROs, such as national securities exchanges, are registered with the SEC and are subject to the SEC’s extensive regulation and oversight.

This regulatory framework applies to our U.S. business in the following ways:

•	regulation of our registered national securities exchanges; and

•	regulation of our U.S. broker-dealer subsidiaries.

The rules and regulations that apply to our business are focused primarily on safeguarding the integrity of the securities markets and of market participants and investors generally. While we believe that regulation improves the quality of exchanges and, therefore, our company, these rules and regulations are not focused on the protection of our stockholders. U.S. federal securities laws and the rules that govern our operations are subject to frequent change.

Regulation of U.S. Exchanges. With the registration of The NASDAQ Stock Market as a national securities exchange in 2006, we received our own SRO status through our exchange subsidiary, separate from that of FINRA. With the acquisitions of the Philadelphia Stock Exchange and the Boston Stock Exchange, we acquired additional SRO licenses. As SROs, each entity has separate rules pertaining to its members and listed companies regarding listing, membership and trading that are distinct and separate from those rules applicable to broker-dealers that are administered by FINRA. Broker-dealers may choose to become members of The NASDAQ Stock Market, NASDAQ OMX PHLX or NASDAQ OMX BX in addition to their other SRO memberships, including membership in FINRA.

All of our U.S. national securities exchanges are subject to the SEC’s oversight, as prescribed by the Securities Exchange Act of 1934, or the Exchange Act, including periodic and special examinations by the SEC. Our exchanges also are potentially subject to regulatory or legal action by the SEC or other interested parties at any time in connection with alleged regulatory violations. We have been subject to a number of routine reviews and inspections by the SEC. To the extent such actions or reviews and inspections result in regulatory or other changes, we may be required to modify the manner in which we conduct our business, which may adversely affect our business. We are also subject to Section 17 of the Exchange Act, which imposes record-keeping requirements, including the requirement to make records available to the SEC for examination.

Section 19 of the Exchange Act provides that our exchanges must submit proposed changes to any of the SROs’ rules, practices and procedures, including revisions to provisions of our certificate of incorporation and by-laws that constitute SRO rules, to the SEC. The SEC will typically publish the proposal for public comment, following which the SEC may approve or disapprove the proposal, as it deems appropriate. The SEC’s action is designed to ensure that applicable SRO rules and procedures are consistent with the aims of the Exchange Act and its rules and regulations. In addition, pursuant to the requirements of the Exchange Act, our exchanges must file all proposals for a change in their pricing structure with the SEC.

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

NASDAQ OMX currently operates two equities and two options markets in the United States. We operate The NASDAQ Stock Market and The NASDAQ Options Market pursuant to The NASDAQ Stock Market’s SRO license, the NASDAQ OMX BX equities market, launched in January 2009, pursuant to the NASDAQ OMX BX SRO license, and the NASDAQ OMX PHLX options market pursuant to the NASDAQ OMX PHLX SRO license. In addition, NASDAQ OMX BX regulates BOX pursuant to a regulatory services agreement between a subsidiary of NASDAQ OMX BX and BOX. NASDAQ OMX does not have an ownership interest in BOX, and we are compensated by BOX based on the cost of the regulatory services we provide to BOX.

FINRA provides regulatory services to the equities and options markets of The NASDAQ Stock Market and, once fully implemented in March 2009, the markets operated or regulated by NASDAQ OMX BX, including the regulation of trading activity and surveillance and investigative functions. We have a limited direct regulatory role in conducting real-time market monitoring rulemaking and certain membership functions through our MarketWatch department. Suspicious trading behavior discovered by our regulatory staff and all other employees of The NASDAQ Stock Market and the markets operated and regulated by NASDAQ OMX BX is referred to FINRA for further investigation.

The regulatory group within NASDAQ OMX PHLX handles all regulatory operations for its options market, which trades options on equity securities, indexes, ETFs, and world currencies. The NASDAQ OMX PHLX options marketplace combines its highly sophisticated trading technology with a physical trading floor where the on-floor Surveillance Department monitors the open-outcry hybrid environment on a real time basis and acts in the capacity of options exchange officials, rendering decisions on trade-related rulings. Subsequently, the options reviews department performs all non-real-time trading analysis and surveillance. NASDAQ OMX PHLX also has an Examinations Department that conducts routine inspections of its member firms and monitors their financial condition for net capital requirements. These departments then refer unusual or suspicious activity to the Investigations Department that develops cases and ultimately to the Enforcement Department that prosecutes violations of exchange rules and applicable federal securities laws.

As of February 2009, NASDAQ OMX PHLX does not use FINRA for any material regulatory services besides the joint industry agreements and Rule 17d-2 agreements discussed below.

Broker-dealer regulation. NASDAQ OMX’s broker-dealer subsidiaries are subject to regulation by the SEC, the SROs and the various state securities regulators. Nasdaq Execution Services, LLC currently operates as our routing broker for sending orders from The Nasdaq Market Center to other venues for execution. NASDAQ Options Services, LLC performs a comparable function with respect to routing of orders from The NASDAQ Options Market.

Nasdaq Execution Services is registered as a broker-dealer with the SEC and in all 50 states, the District of Columbia and Puerto Rico. It is also a member of The NASDAQ Stock Market, NASDAQ OMX BX, NASDAQ OMX PHLX, NYSE, NYSE Alternext, NYSE Arca, FINRA, BATS Exchange, CBOE, Chicago Stock Exchange, ISE and the National Stock Exchange.

NASDAQ Options Services is registered as a broker-dealer with the SEC and in all 50 states, the District of Columbia and Puerto Rico. It is also a member of The NASDAQ Stock Market, NASDAQ OMX PHLX, FINRA, NYSE Alternext, BOX, ISE and NYSE Arca.

The SEC, NYSE and FINRA adopt rules and examine broker-dealers and require strict compliance with their rules and regulations. The SEC, SROs and state securities commissions may conduct administrative proceedings which can result in censures, fines, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, its officers or employees. The SEC and state regulators may also institute proceedings against broker-dealers seeking an injunction or other sanction. The SEC and SRO rules cover many aspects of a broker-dealer’s business, including capital structure and withdrawals, sales methods, trade practices among broker-dealers, use and safekeeping of customers’ funds and securities, record-keeping, the financing of customers’ purchases, broker-dealer and employee registration and the conduct of directors, officers and employees. All broker-dealers have an SRO that is assigned by the SEC as the broker-dealer’s designated examining authority, or DEA. The DEA is responsible for examining a broker-dealer for compliance with the SEC’s financial responsibility rules. NYSE is Nasdaq Execution Services’ current DEA and FINRA is NASDAQ Options Services’ DEA.

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

As of December 31, 2008, we were in compliance with all of such capital requirements.

Regulatory contractual relationships with FINRA. The NASDAQ Stock Market and NASDAQ OMX BX have signed a series of regulatory service agreements covering the services FINRA provides to the respective SROs, including some of the regulatory services we perform for BOX. Under these agreements, FINRA personnel act as our agents in performing the regulatory functions outlined above. FINRA bills us a fee for each required service. These agreements have enabled us to reduce our headcount while ensuring that the markets for which we are responsible are properly regulated. However, our SROs retain ultimate regulatory responsibility for all regulatory activities performed under these agreements by FINRA. In addition, our options markets, including NASDAQ OMX PHLX, have entered into a joint agreement with the other options exchanges for conducting insider trading surveillance, but our SROs continue to monitor the activities conducted under the agreement and continue to have regulatory responsibility in this area.

Exchange Act Rule 17d-2 permits SROs to enter into agreements, commonly called Rule 17d-2 agreements, approved by the SEC with respect to enforcement of common rules relating to common members. Our SROs have entered into several such agreements under which we are relieved of regulatory responsibility:

•	agreements with FINRA covering the enforcement of common rules, the majority of which relate to the regulation of members of The NASDAQ Stock Market and NASDAQ OMX BX;

•	joint industry agreements with FINRA and NYSE Regulation covering responsibility for enforcement of insider trading rules;

•	joint industry agreement with FINRA covering enforcement of rules related to equity sales practices and certain other non-market related rules; and

•	joint industry agreement covering enforcement of rules related to options sales practices.

Regulation NMS and Options Intermarket Linkage Plan. We are subject to Regulation NMS for our cash equities markets, and our options markets have joined the Options Intermarket Linkage Plan. These are designed to facilitate the routing of orders among exchanges to create a national market system as mandated by the Exchange Act. One of the principal purposes of a national market system is to assure that brokers may execute investors’ orders at the best market price. Both Regulation NMS and the Options Intermarket Linkage Plan require that exchanges avoid trade-throughs, locking or crossing of markets and provide market participants with electronic access to the best prices among the markets for the applicable equity or options order.

CFTC Regulation. With the acquisition of PHLX, we also acquired its subsidiary, NASDAQ OMX Futures Exchange, Inc. (formerly PBOT), a designated contract market under the Commodity Exchange Act. As a designated contract market, NFX is subject to regulatory oversight by the CFTC, an independent agency with the mandate to regulate commodity futures and option markets in the U.S. NFX currently lists trading futures contracts on stock indexes, foreign currencies and interest rate swaps. The National Futures Association provides certain regulatory services to NFX pursuant to a Regulatory Services Agreement. The CFTC also regulates IDCH, a designated clearing organization under the Commodity Exchange Act that is wholly owned by IDCG. IDCH clears interest rate swap futures contracts listed by NFX. NFA also provides regulatory services to IDCH.

European regulation

Recent directives from the European Union have focused on the harmonization of regulation with respect to financial services, offering, listing and trading of securities and market abuse. These directives are in turn providing opportunities for companies such ours. As the regulatory environment continues to change and related opportunities arise, we intend to use our position in the industry to continue product development, and ensure that the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic maintain favorable liquidity and offer efficient trading. One such opportunity that has been utilized is the approval of our multilateral trading facility, NASDAQ OMX Europe, in the U.K.

Confidence in capital markets is paramount for trading to function properly. NASDAQ OMX Nordic carries out market regulation through an independent unit that is separated from the business operations. Our surveillance consists of three surveillance departments, one at each NASDAQ OMX Nordic exchange in Sweden, Finland and Denmark, and separate surveillance functions at NASDAQ OMX Iceland. These departments are in turn organized into two groups or functions: one for the listing of instruments and surveillance of companies (issuer surveillance) and one for surveillance of trading (trading surveillance). In Iceland, the surveillance activities are carried out by specially appointed persons. In addition, there are special personnel who carry out surveillance activities at each of the three Baltic Exchanges. Currently, there are two surveillance committees at NASDAQ OMX Nordic, one in Sweden and one in Finland. In Sweden and Finland, decisions to list new companies are made by the listing committees of the exchanges. In Denmark and Iceland, listing decisions are made by the President of the exchange, a duty delegated by the board of NASDAQ OMX Nordic Copenhagen and NASDAQ OMX Iceland, respectively.

If there is suspicion that a listed company or member has acted in breach of exchange regulations, the matter is dealt with by the market regulation division. Serious breaches are considered by the respective disciplinary committee in Sweden and Finland. In Denmark, all matters are dealt with by the surveillance department. In Iceland, enforcement committees handle all breaches of exchange regulations, while disciplinary committees handle the determination of fines. Suspected insider trading is reported to the appropriate authorities in the respective country or countries.

We continue the harmonization of the structure and processes for market regulation in the Nordic region. When NASDAQ OMX Nordic was launched, the listing requirements for our exchanges in Sweden, Denmark and Finland were harmonized. NASDAQ OMX Iceland adopted the harmonized requirements in April 2007.

The entities that operate trading venues in the Nordic and Baltic countries are each subject to local regulation. In Sweden, general supervision of the exchange market operated by NASDAQ OMX Stockholm is carried out by the Swedish Financial Supervisory Authority, or SFSA, while NASDAQ OMX Stockholm’s role as central counterparty in the clearing of derivatives is overseen by the SFSA and the Swedish central bank, Riksbanken. Additionally, as a function of the Swedish two-tier supervisory model, certain surveillance in relation to the exchange market is carried out by us, acting through our surveillance division.

NASDAQ OMX Stockholm’s exchange and clearing activities are regulated primarily by the Swedish Securities Markets Act 2007:528, or SSMA, which sets up basic requirements regarding the board of the exchange or clearinghouse and its share capital, and which also outlines the conditions on which exchange and clearing licenses are issued. The SSMA also provides that any changes to the exchange’s articles of association following initial registration must be approved by the SFSA.

With respect to ongoing operations, the SSMA requires exchanges to conduct their activities in an “honest, fair and professional manner, and in such a way as to maintain public confidence in the securities markets.” When operating a regulated market, an exchange must apply the principles of free access (i.e., that each person which meets the requirements established by law and by the exchange may participate in trading), neutrality (i.e., that the exchange’s rules for the regulated market are applied in a consistent manner to all those who participate in trading) and transparency (i.e., that the participants must be given speedy, simultaneous and correct information concerning trading and that the general public must be given the opportunity to access this information). Additionally, the exchange operator must identify and manage the risks which may arise in its operations, use secure technical systems and identify and handle the conflicts of interest which may arise between the exchange or its owners’ interests and the interest in safeguarding effective risk management and secure technical systems. Similar requirements are set up by the SSMA in relation to clearing operations.

The SSMA also contains the framework for both the SFSA’s supervisory work in relation to exchanges and clearinghouses and the surveillance to be carried out by the exchanges themselves. The latter includes the requirement that an exchange should have “an independent surveillance function with sufficient resources and powers to meet the exchange’s obligations.” That requires the exchange to, among other things, supervise trading and price information, compliance with laws, regulations and good market practice, participant compliance with trading participation rules, financial instrument compliance with relevant listing rules and the extent to which issuers meet their obligation to submit regular financial information to relevant authorities. As mentioned above, this function is carried out by our surveillance division, which consists of three separate departments at each of the exchanges in Stockholm, Copenhagen and Helsinki, as well as separate surveillance functions at the exchanges on Iceland and in the Baltic states.

The regulatory environment in the other Nordic and Baltic countries in which a NASDAQ OMX entity has a trading venue is broadly similar to the regulatory environment in Sweden. Since 2005, there has been a Memorandum of Understanding between the SFSA and the main supervisory authorities in Denmark and Finland, which looks to safeguard effective and comprehensive supervision of NASDAQ OMX Nordic and the systems operated by it, and to ensure a common supervisory approach.

Employees

As of December 31, 2008, we had 2,507 employees, of which 1,149 were based in the U.S. and 1,358 were based outside of the U.S. None of our U.S. employees is subject to collective bargaining agreements or is represented by a union. Approximately 141 employees based in Denmark and Finland are covered by local union agreements.

NASDAQ OMX Website and Availability of SEC Filings

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

Our website is www.nasdaqomx.com. Information on our website is not a part of this Form 10-K. We will make available free of charge on our website, or provide a link to, our Forms 10-K, Forms 10-Q and Forms 8-K and any amendments to these documents, that are filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. To access these filings, go to NASDAQ OMX’s website and click on “Investor Relations,” then click on “Financial Information,” then click on “SEC Filings.”

We intend to use our website, www.nasdaqomx.com, as a means of disclosing material non-public information and for complying with disclosure obligations under SEC Regulation FD. These disclosures will be included on our website under “Investor Relations—Events and Presentations.”

Item 1A. Risk Factors.

The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. If any of the following risks actually occur, our business, financial condition, or operating results could be adversely affected.

Risks Relating to our Business

We may not be able to successfully integrate our recently acquired businesses, which may result in an inability to realize the anticipated benefits of our acquisitions.

We continue to rationalize, coordinate and integrate the operations of our recently acquired businesses. This process involves complex technological, operational and personnel-related challenges, which are time-consuming and expensive and may disrupt our business. The difficulties, costs and delays that could be encountered may include:

•	unforeseen difficulties, costs or complications in combining the companies’ operations, which could lead to us not achieving the synergies we anticipate;

•	unanticipated incompatibility of systems and operating methods;

•	inability to use capital assets efficiently to develop the business of the combined company;

•	the difficulty of complying with government-imposed regulations in both the U.S. and Europe, which may be different from each other;

•	resolving possible inconsistencies in standards, controls, procedures and policies, business cultures and compensation structures among the combined companies;

•	the diversion of management’s attention from ongoing business concerns and other strategic opportunities;

•	the integration of the respective businesses, operations and workforces;

•	unforeseen difficulties in operating acquired businesses in parallel with similar businesses that we operated previously;

•	unforeseen difficulties in operating businesses we have not operated before;

•	unanticipated difficulty of integrating multiple acquired businesses simultaneously;

•	the retention of key employees and management;

•

the implementation of disclosure controls, internal controls and financial reporting systems at non-U.S. subsidiaries to enable us to comply with U.S. generally accepted accounting principles, or U.S. GAAP, and U.S. securities laws and regulations, including the Sarbanes Oxley Act of 2002, required as a result of our status as a reporting company under the Exchange Act;

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

For these reasons, we may not achieve the anticipated financial and strategic benefits from our recent acquisitions. Any actual cost savings and synergies may be lower than we currently expect and may take a longer time to achieve than we currently anticipate, and we may fail to realize the anticipated benefits of the recent acquisitions.

The global financial and credit market crises are ongoing and may adversely affect our business.

Ongoing global financial turmoil has reduced the availability, and increased the cost, of credit and capital and reduced the value of financial assets. The economy has entered a recession. We continue to monitor the effects on our business of these events. The ongoing turmoil could reduce customer demand for our services and the ability of our customers, lenders and other counterparties to meet their obligations to us. For example, the consequences of a prolonged recession may include a decline in trading volume, deterioration of the economic welfare of our listed companies and a reduction in the demand for our products, including our market data, indexes and market technology.

We will need to invest in our operations to integrate our recent acquisitions and to maintain and grow our business, and we may need additional funds, which may not be readily available.

We depend on the availability of adequate capital to maintain and develop our business. Although we believe that we can meet our current capital requirements from internally generated funds, cash on hand and available borrowings under our existing credit facility, if the capital and credit markets continue to experience volatility, access to capital or credit may not be available on terms acceptable to us or at all. Limited access to capital or credit could have an impact on our ability to refinance debt, maintain our credit rating, meet our regulatory capital requirements, engage in strategic initiatives, make acquisitions or strategic investments in other companies or react to changing economic and business conditions. If we are unable to fund our capital or credit requirements, it could have an adverse effect on our business, financial condition and operating results.

In addition to our debt obligations, we will need to continue to invest in our operations for the foreseeable future to integrate our recently acquired businesses. If we do not achieve the expected operating results, we will need to reallocate our cash resources. This may include borrowing additional funds to service debt payments, which may impair our ability to make investments in our business or to integrate the recently acquired businesses.

Should we need to raise funds through issuing additional equity, our equity holders will suffer dilution. Should we need to raise funds through incurring additional debt, we may become subject to covenants even more restrictive than those contained in the indenture governing our notes or our other debt instruments. Furthermore, if adverse economic conditions persist or worsen, we could experience decreased revenues from our operations which could affect our ability to satisfy financial and other restrictive covenants to which we are subject under our existing indebtedness.

Our leverage limits our financial flexibility, increases our exposure to weakening economic conditions and may adversely affect our ability to obtain additional financing.

Our indebtedness as of December 31, 2008 was approximately $2.5 billion. In connection with the closing of our business combination with OMX AB on February 27, 2008, we incurred a significant amount of indebtedness, including the issuance of $475 million aggregate principal amount of 2.50% convertible senior notes due 2013 and the borrowing of $1,050.0 million of senior secured loans under our credit facilities. On July 24, 2008 in connection with our acquisition of PHLX, we borrowed an additional $650.0 million of senior secured loans under our credit facilities. On August 27, 2008, in connection with our acquisition of certain businesses of Nord Pool, we borrowed an additional $300.0 million of senior secured loans under our credit facilities. We may also borrow up to an additional $75.0 million under a revolver that is part of our credit facilities.

Our leverage could:

•

reduce funds available to us for operations and general corporate purposes or for capital expenditures as a result of the dedication of a substantial portion of our consolidated cash flow from operations to the payment of principal and interest on our indebtedness;

•	increase our exposure to a continued downturn in general economic conditions;

•	place us at a competitive disadvantage compared with our competitors with less debt; and

•	affect our ability to obtain additional financing in the future for refinancing indebtedness, acquisitions, working capital, capital expenditures or other purposes.

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

Trading volume is directly affected by economic, political and market conditions, broad trends in business and finance, unforeseen market closures or other disruptions in trading, the level and volatility of interest rates, inflation, changes in price levels of securities and the overall level of investor confidence. The current recession may reduce trading volumes across our markets. Because a significant percentage of our revenues is tied directly to the volume of securities traded on our markets, it is likely that a general decline in trading volumes would lower revenues and may adversely affect our operating results. Declines in volumes may also impact our market share or pricing structures.

Current economic conditions could adversely affect our market data revenues.

Market data revenues may be significantly affected by the global economic and credit markets crises. Professional subscriptions to our market data are at risk due to the extensive layoffs and staff reductions announced throughout the financial services industry. As these reductions occur, we may see significant reductions in our professional user revenue from our market data. While volatility in the markets may help the non-professional segment of our market data subscribers, the global loss of wealth and the steep decline in markets may cause a reduction in the number of non-professional investors who leave their investments in the market. Therefore, we may see a declining population of non-professional investors, which could result in lower non-professional subscriptions to our market data.

Declines in the initial public offering market could have an adverse effect on our revenues.

The pace of initial public offerings has declined to levels not seen since the 1970s. The outlook for recovery in the market for initial public offerings is closely tied to the availability of risk capital which may not return to historic levels for some time following the 2008 credit crisis. Stagnation or decline in the initial public offering market will impact the number of new listings on The NASDAQ Stock Market and the exchanges comprising NASDAQ OMX Nordic and NASDAQ OMX Baltic, and thus our related revenues. We recognize revenue from new listings on The NASDAQ Stock Market on a straight-line basis over an estimated six-year service period. As a result, a stagnant market for initial public offerings could cause a decrease in deferred revenues for future years. Furthermore, as initial public offerings are typically actively traded following their offering date, a prolonged decrease in the number of initial public offerings could negatively impact the growth of our transactions revenues.

The global economic turmoil may affect the ability of our listed companies to comply with our listing requirements.

Global economic conditions may jeopardize the ability of our listed companies to comply with the continued listing requirements of our exchanges. For example, companies listed on The NASDAQ Stock Market are required to achieve at least a $1 closing bid price for a period of 30 consecutive business days, and listed companies are also required to comply with thresholds regarding the market level of their publicly held shares. Given the current extraordinary market conditions, The NASDAQ Stock Market has temporarily suspended these requirements, with the approval of the SEC, until April 19, 2009. If global economic conditions do not improve by this deadline and we are unable to further extend the suspension of our listing requirements, we may see an increase in companies delisting from our markets, either voluntarily or involuntarily. A reduction in the number of our listed companies could adversely affect our business, financial condition and operating results.

The securities market business is highly competitive.

We face competition from numerous entities in the securities market industry, including competition for trading services, listings, and indexes from other exchanges and market centers. This competition includes both product and price competition and could increase as a result of the registration of new exchanges and market centers in the United States and Europe.

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

Examples of these new competitive forces include:

•	the creation of NYSE Euronext, Inc. in April 2007 and its subsequent acquisition of Amex;

•	ECNs operating in the U.S. cash equities trading market, such as Direct Edge and Lava Flow;

•	new U.S. exchanges, such as BATS;

•	the announced acquisition of the equity exchange business of the International Securities Exchange by the Direct Edge ECN;

•	the combination of Deutsche Börse AG and International Securities Exchange Holdings, Inc.;

•	active alternative equity trading platforms in Europe such as Equiduct, Chi-X, Turquoise, BATS and Plus Markets;

•	active alternative trade reporting platforms in Europe such as Reuters Trade Publication and Markit BOAT;

•	a number of investment banks have announced a multilateral trading facility in the Nordic region, also known as Burgundy;

•	a number of investment banks have announced alternative derivative trading platforms in Europe such as Rainbow and Best;

•	the announced launch of multilateral equity trading facilities in Europe backed by incumbent exchanges, such as Baikal and NYSE Arca Europe, by the LSE and NYSE Euronext, respectively;

•	the trend toward partial re-mutualization, whereby exchanges, ECNs, and multilateral trading facilities have investment agreements with other participants in the securities industry;

•	the globalization of electronic trading systems specializing in large volume trades, such as LiquidNet, Pipeline Trading and Investment Technology Group’s POSIT platform; and

•	global electronic interdealer brokers, such as ICAP.

Because of these market trends, we face intense competition. Competitors may develop market trading platforms that are more competitive than ours. If we are unable to compete successfully in this environment, our business, financial condition and operating results will be adversely affected.

Price competition has affected and could continue to affect our business.

The securities trading industry is characterized by intense price competition. We have in the past lowered prices and in the U.S. increased market data rebates for trade executions to attempt to gain or maintain market share. These strategies have not always been successful and have at times hurt operating performance. Additionally, we have also been, and may once again be, required to adjust pricing to respond to actions by competitors, which adversely impacts operating results. We are also subject to potential price competition from new competitors and from new and existing regulated markets and multilateral trading facilities.

The securities trading industry also competes with respect to the pricing of market data. In addition, we are subject to price competition with respect to products for pre-trade book data and for post-trade last sale data. In the future, our competitors may offer market data rebates for quotes and trades on their systems. The success of competitors for trade executions, pressure from users for lower data fees and regulatory changes could also affect our non-U.S. market data business.

Our U.S. trade reporting facility (which we operate jointly with FINRA for the purpose of accepting reports of off-exchange trades) faces competition from the trade reporting facility operated jointly with FINRA by the NYSE. Our U.S. trade reporting facility also faces competition from FINRA’s alternative display facility. Our competitors’ market data rebate programs for trade reporting could lead to a loss of market share and decreased revenues.

We face significant competition in our securities trading business, which could reduce our transactions and trade reporting revenues and negatively impact our financial results.

The NASDAQ Stock Market competes for trading of securities listed on NASDAQ, NYSE and NYSE Alternext. Any decision by market participants to quote, execute or report their trades in the U.S. through other exchanges, ECNs or the alternative display facility maintained by FINRA, could have a negative impact on our share of quotes and trades in securities traded through our platform. In particular, NYSE Euronext has enhanced its electronic trading capabilities, which compete directly with ours and may result in NYSE Euronext’s trading volume increasing to our detriment. The acquisition of Amex enhances NYSE Euronext’s scale in U.S. options, ETFs, closed-end funds, structured products and cash equities. If NYSE Euronext or any other competitor succeeds in attracting disproportionately more trading volume, this may have a negative impact on our business, financial condition and operating results.

The exchanges comprising NASDAQ OMX Nordic and NASDAQ OMX Baltic and our multilateral trading facility, NASDAQ OMX Europe, also compete for the trading of securities. Any decision by market participants to quote, execute or report their trades in Europe through another regulated market or multilateral trading facility could have a negative impact on our share of quotes and trades in securities traded through the exchanges comprising NASDAQ OMX Nordic and NASDAQ OMX Baltic and through NASDAQ OMX Europe.

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

MiFID provides that trades may be executed on regulated markets, on multilateral trading facilities via over-the-counter trading or through systematic internalization. As a result, MiFID creates an opportunity for exchanges, new multilateral trading facilities, over-the-counter and internalization arrangements to be developed on either a single country or a pan-European basis, thereby removing entry barriers and facilitating entry of alternative off-exchange trading facilities and increasing the attractiveness of such alternative facilities to users. In addition, investment firms will have to ensure that they obtain the “best execution” conditions for their clients, and will therefore have to direct orders to the most favorable execution venue, without any regulatory incentive to favor established regulated markets.

Taken together, these changes to the regulatory environment are making it easier for multilateral trading facilities to establish themselves in Europe as low-cost alternatives to regulated exchanges, thereby increasing the level of competition with and between market operators. The exchanges comprising NASDAQ OMX Nordic and NASDAQ OMX Baltic face competition from other exchanges as well as from multilateral trading facilities and alternative trading systems, and this competition may intensify in the near future especially as technological advances create pressure to reduce the costs of trading. Increased competition from alternative trading facilities and operators could cause us to lose market share or to lower our fees in order to remain competitive, either of which could lead to lower revenues and/or lower margins, harming profitability.

The market data business faces significant competitive threats.

The quality of our market data products is closely related to our transactions business. Maintaining or increasing our transactions market share in all our operating environments is important to the success of many of our market data products.

In addition, our market data business competes with other exchanges and third party vendors in providing information to market participants. Consequently our data products must be competitive in speed, reliability, content and price to succeed in the marketplace. New exchanges and trading systems entering the market have recognized the strong connection between market data and transactions volume and new entrants could price their market data very aggressively in order to grow transactions volume thereby limiting our flexibility in pricing market data. Any action by a market participant to provide information to another exchange or market data vendor could have a negative impact on our data products. The market data business must also adapt to a rapidly changing information delivery technologies and constantly invest in innovative product design and development. Other market data providers may not face the regulatory obligations we face and may consequently be more flexible in pricing and more agile in deploying new products and business methods to our detriment.

We must adapt to significant competition in our listing businesses.

We must adapt to significant competition in our listing businesses from other exchanges. NYSE Euronext’s recent mergers and acquisitions has created a strong competitor of The NASDAQ Stock Market for listings of larger domestic and international companies. The exchanges comprising NASDAQ OMX Nordic and NASDAQ OMX Baltic face competition from various European exchanges. In addition, on occasion, issuers may transfer their listings from our markets to other venues. While the reduction in initial listings or the loss of one or more large issuers could decrease our listing revenues, it could cause an even more significant decrease in revenues from the quoting, reporting and trading of those issuers’ securities.

Our revenues may be affected by competition in the business for indexes, associated derivatives and other financial products.

We have grown the business of our Global Index Group, which creates indexes and licenses them for NASDAQ OMX branded financial products. These financial products are subject to intense competition from other ETFs, derivatives and structured products as investment alternatives. Our revenues may be adversely affected by increasing competition from competitors’ financial products and/or indexes designed to replicate or correlate with the performance of our indexes. In addition, the legal and regulatory climate, which supports the licensing of these indexes, has changed in a manner that may adversely impact our ability to successfully license our indexes. Further, many other entrants have recently emerged who not only compete with us for future growth opportunities, but who may also introduce indexes that erode the position of our current offerings, thereby adversely affecting our business, financial condition and operating results.

Our revenues may be affected by competition in the business for market technology.

We have a significant market technology business, which provides technology, operating, and advisory services for exchanges and markets around the world. The technology business is subject to intense competition from other exchanges, specialized market technology companies, and large generalized technology providers. Our revenues may be adversely affected by increasing competition from competitors whose offerings may be technologically superior, more attractively priced, or offer strategic benefits not directly related to product performance. Further, any intellectual property protections we may have on our market technologies may not be adequate to prevent key employees from departing and entering into direct competition with us. In addition, the legal and regulatory constraints on technology exports may limit which market technologies we can offer for sale.

We may experience fluctuations in our operating results, which may adversely affect the market price of our common stock.

The financial services industry is risky and unpredictable and is directly affected by many national and international factors beyond our control, including:

•	economic, political and geopolitical market conditions;

•	natural disasters, terrorism, war or other catastrophes;

•	broad trends in industry and finance;

•	changes in price levels and volatility in the stock markets;

•	the level and volatility of interest rates;

•	changes in government monetary or tax policy;

•	other legislative and regulatory changes;

•	the perceived attractiveness of the U.S. or European capital markets; and

•	inflation.

Any one of these factors could have a material adverse effect on our business, financial condition and operating results by causing a substantial decline in the financial services markets and reduced trading volume.

Additionally, since borrowings under our credit facilities bear interest at variable rates, any increase in interest rates on debt that we have not fixed using interest rate hedges will increase our interest expense and reduce our cash flow. Other than variable rate debt, we believe our business has relatively large fixed costs and low variable costs, which magnifies the impact of revenue fluctuations on our operating results. As a result, a decline in our revenue may lead to a relatively larger impact on operating results. A substantial portion of our operating expenses will be related to personnel costs, regulation and corporate overhead, none of which can be adjusted quickly and some of which cannot be adjusted at all. Our operating expense levels will be based on our expectations for future revenue. If actual revenue is below management’s expectations, or if our expenses increase before revenues do, both revenues less liquidity rebates, brokerage, clearance and exchange fees and operating results would be materially and adversely affected. Because of these factors, it is possible that our operating results or other operating metrics may fail to meet the expectations of stock market analysts and investors. If this happens, the market price of our common stock may be adversely affected.

We may not be able to keep up with rapid technological and other competitive changes affecting our industry.

The markets in which we compete are characterized by rapidly changing technology, evolving industry standards, frequent enhancements to existing products and services, the introduction of new services and products and changing customer demands. If our platforms fail to function as expected, our business would be negatively affected. In addition, our business, financial condition and operating results may be adversely affected if we cannot successfully develop, introduce or market new services and products or if we need to adopt costly and customized technology for our services and products. Further, our failure to anticipate or respond adequately to changes in technology and customer preferences, especially in our market technology business, or any significant delays in product development efforts, could have a material adverse effect on our business, financial condition and operating results.

System limitations, failures or security breaches could harm our business.

Our businesses depend on the integrity and performance of the computer and communications systems supporting them. If our systems cannot expand to cope with increased demand or otherwise fail to perform, we could experience unanticipated disruptions in service, slower response times and delays in the introduction of new products and services. These consequences could result in trade outages, lower trading volumes, financial losses, decreased customer service and satisfaction and regulatory sanctions. NASDAQ and the exchanges comprising NASDAQ OMX Nordic and NASDAQ OMX Baltic experienced occasional systems failures and delays in the past and could experience future systems failures and delays.

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

We are subject to risks relating to litigation, potential securities law liability and other liability.

Many aspects of our business potentially involve substantial liability risks. Although we are immune from private suits for self-regulatory organization activities, this immunity only covers certain of our activities, and we could be exposed to liability under national and local laws, court decisions and rules and regulations promulgated by regulatory agencies.

In the U.S., we are subject to oversight by the SEC, and our subsidiaries NFX and IDCG are subject to oversight by the CFTC. In the case of non-compliance with our obligations under either the securities or commodities laws, we could be subject to investigation and judicial or administrative proceedings that may result in substantial penalties.

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

Some of our other liability risks arise under the laws and regulations relating to the insurance, tax, anti-money laundering, technology export, foreign asset controls and foreign corrupt practices areas. Liability could also result from disputes over the terms of a trade, claims that a system failure or delay cost a customer money, claims we entered into an unauthorized transaction or claims that we provided materially false or misleading statements in connection with a securities transaction. As we intend to defend any such litigation actively, significant legal expenses could be incurred.

The regulatory framework under which we operate and new regulatory requirements or new interpretations of existing regulatory requirements could require substantial time and resources for compliance, which could make it difficult and costly for us to operate our business.

Our business is subject to extensive regulation. Under current U.S. federal securities laws, changes in NASDAQ’s rules and operations, including our pricing structure, must be reviewed and in many cases explicitly approved by the SEC. The SEC may approve, disapprove, or recommend changes to proposals that we submit. In addition, the SEC may delay either the approval process or the initiation of the public comment process. Any delay in approving changes, or the altering of any proposed change, could have an adverse effect on our business, financial condition and operating results. We must compete not only with ECNs that are not subject to the same SEC approval process but also with other exchanges that have lower regulation and surveillance costs than us. There is a risk that trading will shift to exchanges that charge lower fees because, among other reasons, they spend significantly less on regulation.

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

Our non-U.S. business is subject to regulatory oversight in all the countries in which we operate regulated businesses, such as operating exchanges or CSDs. The countries in which we currently operate regulated businesses are Sweden, Finland, Denmark, Iceland, Estonia, Lithuania, Latvia, Armenia, Switzerland and the United Kingdom.

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

Furthermore, we hold minority stakes in other regulated entities, and certain of our customers operate in a highly regulated industry. Regulatory authorities with jurisdiction over our non-U.S. entities could impose regulatory changes that could impact the ability of our customers to use our European exchanges or NASDAQ OMX Europe. The loss of a significant number of customers or a reduction in trading activity on any of our European exchanges or NASDAQ OMX Europe as a result of such changes could have a material adverse effect on our business, financial condition and operating results.

Regulatory changes and changes in market structure, especially in response to the global economic crisis, could have a material adverse effect on our business.

In recent years, the securities trading industry and, in particular, the securities markets, have been subject to significant regulatory changes. Moreover, in the past few months, the securities markets have been the subject of increasing governmental and public scrutiny in response to the global economic crisis. During the next year, it is likely that there will be significant changes in our regulatory environment, although we cannot predict the nature of these changes or their impact on our business at this time.

Our market participants also operate in a highly regulated industry. The SEC, the Swedish Financial Supervisory Authority, or SFSA, and other regulatory authorities could impose regulatory changes that could impact the ability of our market participants to use The NASDAQ Stock Market, our European exchanges or NASDAQ OMX Europe or could adversely affect The NASDAQ Stock Market, our European exchanges or NASDAQ OMX Europe. Regulatory changes by the SEC, the SFSA or other regulatory authorities could result in the loss of a significant number of market participants or a reduction in trading activity on The NASDAQ Stock Market, our European exchanges or NASDAQ OMX Europe.

We have self-regulatory obligations and also operate for-profit businesses, and these two roles may create conflicts of interest.

We have obligations to regulate and monitor activities on our markets and ensure compliance with applicable law and the rules of our markets by market participants and listed companies. In the U.S., the SEC staff has expressed concern about potential conflicts of interest of “for-profit” markets performing the regulatory functions of a self-regulatory organization. Although The NASDAQ Stock Market and, once fully implemented in March 2009, the markets operated or regulated by NASDAQ OMX BX, outsource the majority of their market regulation functions to FINRA, we do perform regulatory functions related to our listed companies and our markets. Any failure by us to diligently and fairly regulate our markets or to otherwise fulfill our regulatory obligations could significantly harm our reputation, prompt SEC scrutiny and adversely affect our business and reputation.

The exchanges comprising NASDAQ OMX Nordic and NASDAQ OMX Baltic also monitor trading on those exchanges and compliance with listing standards. They monitor the listing of equities and other financial instruments. The prime objective of such monitoring activities is to maintain confidence in the exchanges among the general public. The monitoring functions within the exchanges comprising NASDAQ OMX Nordic and NASDAQ OMX Baltic are the responsibility of the surveillance departments or other surveillance personnel. The surveillance departments or personnel are intended to strengthen the integrity of and confidence in the exchanges comprising NASDAQ OMX Nordic and NASDAQ OMX Baltic and to avoid conflicts of interest. Any failure to diligently and fairly regulate the exchanges comprising NASDAQ OMX Nordic and NASDAQ OMX Baltic could significantly harm our reputation, prompt scrutiny from regulators and adversely affect our business and reputation.

Regulatory changes may have an adverse impact on our market data fees.

A significant percentage of our market data revenue in the U.S. is derived from products subject to the three consolidated market information plans. As the formulas governing revenue allocations by those plans are subject to regulatory oversight, our revenue from the plans is at risk to any change in U.S. regulatory policy. In Europe, active regulatory discussions about the distribution of exchange information through consolidated plans may lead to policy decisions which negatively our market data revenues.

We are exposed to counterparty risk for all transactions that are cleared through our markets.

We clear a range of equity-related and fixed-income-related derivative products. We assume the counterparty risk for all transactions that are cleared through our markets and guarantee that our cleared contracts will be honored. We enforce minimum financial and operational criteria for membership eligibility, require members and investors to provide collateral, and maintain established risk policies and procedures to ensure that the counterparty risks are properly monitored and pro-actively managed; however, none of these measures provides absolute assurance against defaults by our counterparties on their obligations. No guarantee can be given that the collateral provided will at all times be sufficient. Although we maintain clearing capital resources to serve as an additional layer of protection to help ensure that we are able to meet our obligations, these resources may not be sufficient. In addition, our high leverage could limit our flexibility in the operation of our clearing business.

We are exposed to credit risk from third parties, including customers, counterparties and clearing agents.

We are exposed to credit risk from third parties, including customers, counterparties and clearing agents. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons.

Our subsidiaries, Nasdaq Execution Services and NASDAQ Options Services may be exposed to credit risk, due to the default of trading counterparties, in connection with the clearing and routing services Nasdaq Execution Services and NASDAQ Options Services provides for our trading customers. System trades in NASDAQ-listed securities, NYSE-listed securities and trades routed to other market centers for members of The NASDAQ Stock Market are cleared by Nasdaq Execution Services, as a member of the National Securities Clearing Corporation, or NSCC. System trades in derivative contracts for the opening and closing cross and trades routed to other market centers are cleared by NASDAQ Options Services, as a member of the OCC. Pursuant to the rules of the NSCC and Nasdaq Execution Services’ clearing agreement, Nasdaq Execution Services is liable for any losses incurred due to counterparty or a clearing agent’s failure to satisfy its contractual obligations, either by making payment or delivering securities. Pursuant to the rules of the OCC and NASDAQ Options Services’ clearing agreement, NASDAQ Options Services is also liable for any losses incurred due to counterparty or a clearing agent’s failure to satisfy its contractual obligations, either by making payment or delivering securities. Adverse movements in the prices of securities and derivative contracts that are subject to these transactions can increase our credit risk. Credit difficulties or insolvency or the perceived possibility of credit difficulties or insolvency of one or more larger or visible market participants could also result in market-wide credit difficulties or other market disruptions.

In addition, through our NASDAQ OMX Stockholm clearing operations, we act as a counterparty in each transaction and thereby guarantee the fulfillment of each contract. We are required to pledge collateral for commitments with other clearinghouses.

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

We have registered, or applied to register, our trademarks in the United States and in over 50 foreign jurisdictions and have pending U.S. and foreign applications for other trademarks. We also maintain copyright protection on our branded materials and pursue patent protection for software products, inventions and other processes developed by us. We also hold a number of patents, patent applications and licenses.

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

One of our competitive strengths is our strong reputation and brand name. Various issues may give rise to reputational risk, including issues relating to:

•	the representation of our business in the media;

•	the accuracy of our financial statements and other financial and statistical information;

•	the accuracy of our financial guidance or other information provided to our investors;

•	the quality of our corporate governance structure;

•

the quality of our products, including the reliability of our transaction-based business, the accuracy of the quote and trade information provided by our market data business and the accuracy of calculations used by our Global Index Group for indexes and unit investment trusts;

•	any negative publicity surrounding our listed companies;

•	security breaches, including any unauthorized delivery of proprietary data to third parties or physical security breaches;

•	management of our outsourcing partnerships, especially our relationship with FINRA; and

•	any misconduct or fraudulent activity by our employees or other persons formerly or currently associated with us.

Damage to our reputation could cause some issuers not to list their securities on our exchanges, as well as reduce the trading volume on our exchanges or cause us to lose customers in our market data, index or market technology businesses. This, in turn, may have a material adverse effect on our business, financial condition and operating results.

We are a holding company that depends on cash flow from our subsidiaries to meet our obligations, and any restrictions on our subsidiaries’ ability to pay dividends or make other payments to us may have a material adverse effect on our results of operations and financial condition.

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

Over the past year, our business combination with OMX AB, as well as our acquisitions of PHLX, BSX, certain businesses of Nord Pool and Bloom Partners have been significant factors in our growth. Although we cannot predict our rate of growth as the result of acquisitions with complete accuracy, we believe that additional acquisitions or entering into partnership and joint ventures will be important to our growth strategy. Many of the other potential purchasers of assets in our industry have greater financial resources than we have. Therefore, we cannot be sure that we will be able to complete future acquisitions on terms favorable to us.

We may finance future acquisitions by issuing additional equity and/or debt. The issuance of additional equity in connection with any such transaction could be substantially dilutive to existing shareholders. The issuance of additional debt could increase our leverage substantially. In addition, announcement or implementation of future transactions by us or others could have a material effect on the price of our common stock. We could face financial risks associated with incurring additional debt, particularly if the debt results in significant incremental leverage. Additional debt may reduce our liquidity, curtail our access to financing markets, impact our standing with credit agencies and increase the cash flow required for debt service. Any incremental debt incurred to finance an acquisition could also place significant constraints on the operation of our business.

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

The operations of our non-U.S. business are subject to the risk inherent in international operations, including but not limited to, risks with respect to operating in Iceland, the Baltics, Central and Eastern Europe, the Middle East and Asia. Some of these economies may be subject to greater political, economic and social uncertainties than countries with more developed institutional structures. Political, economic or social events or developments in one or more of these countries could adversely affect our operations and financial results.

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

We have operations in the U.S., several of the Nordic and Baltic markets, the U.K. and many other foreign countries. We therefore have significant exposure to exchange rate movements between the Swedish Krona, Danish Krone, Icelandic Króna, Norwegian Krone, British Pound Sterling, Euro, U.S. dollar and other foreign currencies. Significant inflation or disproportionate changes in foreign exchange rates with respect to one or more of these currencies could occur as a result of general economic conditions, acts of war or terrorism, changes in governmental monetary or tax policy or changes in local interest rates. These exchange rate differences will affect the translation of our non-U.S. results of operations and financial condition into U.S. dollars as part of the preparation of our consolidated financial statements.

Our investment in NASDAQ Dubai may be unsuccessful and could harm us in other ways.

In exchange for $50 million and the entry into certain licensing and technology agreements, we have acquired 33 1/3% of the outstanding equity of NASDAQ Dubai. We have also committed to providing additional capital of up to $25 million to NASDAQ Dubai under certain circumstances. Our investment in NASDAQ Dubai may not result in a return. Additionally, the licensing and technology agreements we have entered into with NASDAQ Dubai may have an adverse effect on our brand and on us. We may not be able to terminate these agreements or end our association with NASDAQ Dubai in a manner that would prevent lasting and potentially significant harm to our brand and reputation, particularly in certain key emerging markets. Our agreements with NASDAQ Dubai also prevent or limit us from seeking opportunities to grow our business in certain regions, and this may have a negative impact on us in the future.

We may incur goodwill or intangible asset impairment charges in the future.

Our business acquisitions typically result in the recording of goodwill and intangible assets, and the recorded values of those assets may become impaired in the future. As of December 31, 2008, goodwill totaled approximately $5.4 billion and intangible assets, net of accumulated amortization, totaled approximately $1.8 billion. The determination of the value of such goodwill and intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We are required to test goodwill for impairment at the reporting unit level annually, or in interim periods if certain events occur indicating that the carrying value may be impaired. We assess potential impairments to goodwill and indefinite-lived intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgments regarding the existence of impairment indicators and future cash flows related to goodwill and intangible assets are based on operational performance of our acquired businesses, market conditions, relevant trading multiples of comparable companies, the trading price of our common stock and other factors. Although there are inherent uncertainties in this assessment process, the estimates and assumptions we use are consistent with our internal planning. However, disruptions to our business, such as continued economic weakness and unexpected significant declines in operating results of reporting units, may result in our having to perform a goodwill impairment test for some or all of our reporting units prior to the required annual assessment. These types of events and the resulting analysis could result in goodwill or intangible asset impairment charges in the future. For goodwill, if the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill is less than the carrying value. For indefinite-lived intangible assets, impairment exists if the carrying value of the intangible asset exceeds its fair value.

Charges to earnings resulting from acquisition, restructuring and integration costs may materially adversely affect the market value of our common stock.

In accordance with U.S. GAAP, we are accounting for the completion of our acquisitions using the purchase method of accounting. We are allocating the total estimated purchase prices to net tangible assets, amortizable intangible assets and non-amortized intangibles, and based on their fair values as of the date of completion of the acquisitions, recording the excess of the purchase price over those fair values as goodwill. Our financial results, including earnings per share, could be adversely affected by a number of financial adjustments required by U.S. GAAP including the following:

•	we will incur additional amortization expense over the estimated useful lives of certain of the intangible assets acquired in connection with the acquisitions during such estimated useful lives;

•	we may have additional depreciation expense as a result of recording purchased tangible assets at fair value, in accordance with U.S. GAAP, as compared to book value as recorded;

•	to the extent the value of goodwill or intangible assets with indefinite lives becomes impaired, we may be required to incur material charges relating to the impairment of those assets; and

•	we will incur certain adjustments to reflect the financial condition and operating results under U.S. GAAP and U.S. dollars.

We have incurred costs associated with the acquisitions, including financial advisors’ fees and legal and accounting fees. In addition, we expect to incur costs associated with realizing synergies from the acquisitions. These costs may be substantial and may include those related to the severance and stock option acceleration provisions of employee benefit plans, as well as other exit costs. We face potential costs related to employee retention and deployment of physical capital and other integration costs. We have not yet determined the final amount of these costs. Costs that are not directly related to the acquisitions, including retention and integration costs, will be recorded as incurred and will negatively impact earnings, which could have a material adverse effect on our operating results and the price of our common stock.

In addition, from the date of the completion of the acquisitions, our results of operations include the acquired entities’ operating results, presented in accordance with U.S. GAAP. Certain of the acquired entities’ historical consolidated financial statements have been prepared in accordance with IFRS, which differ in certain material respects from U.S. GAAP. For instance, U.S. GAAP requires OMX to recognize revenue under certain of its technology contracts over the term of the contract rather than at the beginning of the contract. Accordingly, the U.S. GAAP presentation of OMX’s results of operations may not be comparable to OMX AB’s historical financial statements.

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

The market price of our common stock is likely to be volatile. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuations in our stock price may include, among other things:

•	actual or anticipated variations in our quarterly operating results;

•	changes in financial estimates by us or by any securities analysts who might cover our common stock;

•	conditions or trends in our industry, including trading volumes, regulatory changes or changes in the securities marketplace;

•	conditions or trends in the credit markets;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;

•	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;

•	additions or departures of key personnel; and

•	sales of our common stock, including sales of our common stock by our directors and officers, significant stockholders or our strategic investors.

The market price of our common stock could be negatively affected by sales of substantial amounts of our common stock in the public markets.

Sales of a substantial number of shares of our common stock in the public markets, or the perception that these sales might occur, could cause the market price of our common stock to decline or could impair our ability to raise capital through a future sale of, or pay for acquisitions using, our equity securities. As of December 31, 2008, there were 201,896,700 shares of our common stock outstanding. All of our common stock is freely transferable, except shares held by our “affiliates,” as defined in Rule 144 under the Securities Act.

The number of freely transferable shares of our common stock will increase upon any exercise of outstanding options pursuant to our stock compensation and stock award plan for our employees. There were 5,588,936 million options exercisable as of December 31, 2008 at a weighted average exercise price of $10.38. The number of shares of our common stock outstanding will also increase upon any conversion of our 3.75% convertible notes held by Silver Lake Partners, or SLP, and VAB Investors LLC, or VAB, and their respective affiliates, which are currently convertible at a conversion price of $14.50 per share into approximately 8,281,162 shares of our common stock. We have registered the shares underlying SLP, VAB and their affiliates’ notes, as well as shares of common stock they hold outright, on a Form S-3 registration statement, and those shares are freely transferable if sold pursuant to the registration statement.

It is our intent and policy to settle the principal amounts of the 2.50% convertible notes in cash, which will not impact the number of shares of our common stock. However, we have the option to settle the conversion premium in shares of our common stock or cash. The conversion rate will initially be 18.1386 shares of common stock per $1,000 principal amount of notes, which is equivalent to a conversion price of $55.13 per share of common stock.

Provisions of our certificate of incorporation, by-laws, approved exchange rules (including provisions included to address SEC concerns) and Delaware law could delay or prevent a change in control of us and entrench current management.

Our organizational documents place restrictions on the voting rights of certain stockholders. Our certificate of incorporation limits the voting rights of persons (either alone or with related parties) owning more than 5% of the then outstanding votes entitled to be cast on any matter to 5% of voting power, other than any other person as may be approved by our board of directors prior to the time such person owns more than 5% of the then outstanding votes entitled to be cast on any matter. Any change to the 5% voting limitation would require SEC approval.

In response to the SEC’s concern about a concentration of our ownership, NASDAQ’s rules include a rule prohibiting any NASDAQ member or any person associated with a member from beneficially owning more than 20% of our outstanding voting interests. SEC consent would be required before any investor could obtain more than a 20% voting interest in us. NASDAQ’s rules also require the SEC’s approval of any business ventures with one of our members, subject to exceptions.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following is a description of our principal properties.

Location	Use	Size (approximate, in square feet)	Type of possession
New York, New York	Location of MarketSite	26,000	Lease
New York, New York	U.S. headquarters	115,000	Subleased from FINRA with 17,931 square feet leased back to FINRA
New York, New York	General office space	53,000	Subleased to third parties
New York, New York	General office space	48,000	Lease
Philadelphia, Pennsylvania	Location of NASDAQ OMX PHLX	129,000	Lease
Rockville, Maryland	General office space	78,000	Lease
Shelton, Connecticut	General office space	29,000	Lease
Stockholm, Sweden	European headquarters	409,000	Lease
London, England	Location of NASDAQ OMX Europe	71,000	Lease
Helsinki, Finland	General office space	39,000	Lease
Copenhagen, Denmark	General office space	35,000	Lease

We also maintain local headquarters in each of the other European countries where we operate an exchange and office space in countries in which we conduct sales and operations, including Armenia, Australia, Canada, China, Estonia, Hong Kong, Iceland, India, Italy, Japan, Latvia, Lithuania, Norway, Scotland and Singapore.

In addition to the above, we currently lease administrative, sales and disaster preparedness facilities in California, Florida, Illinois, Massachusetts, Minnesota, New Jersey, Oregon and Washington, DC.

Generally, our properties are not earmarked for use by a particular segment; instead, most of our properties are used by two or more segments.

Item 3. Legal Proceedings.

We are not currently a party to any litigation that we believe could have a material adverse effect on our business, financial condition or operating results. However, from time to time, we have been threatened with, or named as a defendant in, lawsuits or involved in regulatory proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been listed on The Nasdaq Global Select Market (formerly The Nasdaq National Market) since February 10, 2005, under the ticker symbol “NDAQ.” From July 1, 2002 through February 9, 2005, our common stock traded on the OTCBB under the symbol “NDAQ.”

The following chart lists the quarterly high and low sales prices for shares of our common stock for 2008 and 2007. These prices are between dealers and do not include retail markups, markdowns or other fees and commissions and may not represent actual transactions.

	High	Low
Fiscal 2008
Fourth quarter	$34.88	$14.96
Third quarter	38.81	22.76
Second quarter	42.29	26.47
First quarter	49.90	34.75
Fiscal 2007
Fourth quarter	$50.47	$37.65
Third quarter	39.00	28.48
Second quarter	34.96	29.05
First quarter	37.45	26.57

As of February 13, 2009, we had approximately 1,142 holders of record of our common stock. As of February 13, 2009, the closing price of our common stock was $21.39. Our credit facilities restrict our ability to pay dividends. Before our credit facilities were in place, it was not our policy to declare or pay cash dividends on our common stock.

Issuer Purchases of Equity Securities

Repurchases made in the fiscal quarter ended December 31, 2008 (in whole number of shares):

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Units)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 2008	1,009	$30.58	—	—
November 2008	57	28.56	—	—
December 2008	7,555	26.21	—	—

Total	8,621	$26.74	—	—

The shares repurchased during the fourth quarter of 2008 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants.

PERFORMANCE GRAPH

The following graph compares the total return of our common stock with certain indices and a peer group. These include the NASDAQ Composite Stock Index and the Standard & Poor’s, or S&P, 500 Stock Index as well as the peer group. The peer group includes the CME Group Inc., Deutsche Börse AG, Intercontinental Exchange Inc., the London Stock Exchange Group plc, or LSE, and NYSE Euronext. Information for the indices and the peer group is provided from December 31, 2003 through December 31, 2008. The figures represented below assume an initial investment of $100 in the common stock or index at the closing price on December 31, 2003 and the reinvestment of all dividends.

	12/03	12/04	12/05	12/06	12/07	12/08
The NASDAQ OMX Group, Inc.	100.00	107.94	372.28	325.82	523.70	261.48
NASDAQ Composite	100.00	110.08	112.88	126.51	138.13	80.47
S&P 500	100.00	110.88	116.33	134.70	142.10	89.53
Peer Group	100.00	177.11	282.36	491.76	763.99	253.45

Item 6. Selected Financial Data.

On February 27, 2008, Nasdaq and OMX AB combined their businesses and Nasdaq was renamed The NASDAQ OMX Group, Inc. Under the purchase method of accounting, Nasdaq was treated as the accounting and legal acquirer in the business combination with OMX AB. We also completed our acquisitions of PHLX on July 24, 2008, BSX on August 29, 2008 and certain businesses of Nord Pool on October 21, 2008. These acquisitions also have been treated as purchases for accounting purposes, with NASDAQ OMX treated as the acquirer. On December 19, 2008, we purchased a majority stake in IDCG. The financial results of OMX are included in the consolidated financial results beginning on February 27, 2008. PHLX is included beginning July 24, 2008, BSX is included beginning August 29, 2008, certain businesses of Nord Pool are included beginning October 21, 2008 and IDCG is included beginning December 19, 2008.

The following table sets forth selected financial data on a historical basis for NASDAQ OMX. The following information should be read in conjunction with the consolidated financial statements and notes thereto of NASDAQ OMX included elsewhere in this Form 10-K.

Selected Financial Data

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except share and per share amounts)
Statements of Income Data:
Total revenues(1)	$3,648,693	$2,436,592	$1,657,776	$879,919	$540,441
Cost of revenues(1)	(2,188,615)	(1,624,353)	(970,381)	(353,908)	(55,845)

Revenues less liquidity rebates, brokerage, clearance and exchange fees	1,460,078	812,239	687,395	526,011	484,596
Total operating expenses	819,893	446,800	467,349	412,348	476,413
Net income from continuing operations	319,880	518,401	127,893	61,690	1,804
Net income from discontinued operations, net of taxes(2)	—	—	—	—	9,558
Net income	319,880	518,401	127,893	61,690	11,362
Net income (loss) applicable to common stockholders	319,880	518,401	127,203	55,093	(1,826)
Basic and diluted earnings (loss) per share:
Basic earnings (loss) per share:
Continuing operations	$1.68	$4.47	$1.22	$0.68	$(0.14)
Discontinued operations	—	—	—	—	0.12

Total basic earnings (loss) per share	$1.68	$4.47	$1.22	$0.68	$(0.02)

Diluted earnings (loss) per share:
Continuing operations	$1.58	$3.46	$0.95	$0.57	$(0.14)
Discontinued operations	—	—	—	—	0.12

Total diluted earnings (loss) per share	$1.58	$3.46	$0.95	$0.57	$(0.02)

Weighted-average common shares outstanding for earnings (loss) per share:
Basic	190,362,605	116,064,240	104,311,040	80,543,397	78,607,126
Diluted	204,514,862	152,528,691	144,228,855	111,913,715	78,607,126

	December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Balance Sheets Data:
Cash and cash equivalents and financial investments(3)	$793,065	$1,325,314	$1,950,204	$344,606	$233,099
Total assets(3)	12,694,875	2,979,397	3,716,452	2,046,786	814,820
Total long-term liabilities(3)	3,375,221	359,917	1,798,466	1,467,453	449,941
Total stockholders’ equity	4,241,422	2,208,283	1,457,355	253,007	156,563

(1)

Pursuant to Emerging Issues Task Force, or EITF, of the Financial Accounting Standards Board, or FASB, Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” or EITF 99-19, we record execution revenues from transactions on a gross basis in revenues and record related expenses as cost of revenues. We have recorded execution revenues related to the Brut and INET platforms on a gross basis since the related acquisitions, as Brut and INET have historically had risk as principal on transactions executed through their respective platforms. On February 1, 2006, Brut and INET merged together into a single broker-dealer, Brut, LLC, which was later renamed, Nasdaq Execution Services, LLC. Starting with the second quarter of 2005, we have reported execution revenues from transactions on our legacy platform on a gross basis in revenues and reported related expenses as cost of revenues, as we have certain risk associated with trade execution, subject to rule limitations and caps, as a result of our Limitation of Liability Rule and procedures. This change in presentation was implemented on a prospective basis beginning April 1, 2005 as required under U.S. GAAP, as a direct result of the rule change. This rule change did not have a material impact on the consolidated financial position or results of operations of NASDAQ OMX.

(2)	Net of tax provision for income taxes of $5,595 in 2004.
(3)

At December 31, 2006, cash and cash equivalents and financial investments included our investment in the LSE, accounted for in accordance with Statement of Financial Accounting Standards, or SFAS, No. 115 “Accounting for Certain Investments in Debt and Equity Securities,” or SFAS 115. See Note 7, “Financial Investments, at Fair Value,” to the consolidated financial statements for further discussion. Unrealized gains and losses, including foreign currency gains, were included in accumulated other comprehensive income until the sale of the shares in September 2007. On September 25, 2007, we completed the sale of shares at that time representing 28.0% of the share capital of the LSE to Borse Dubai for $1.6 billion in cash. We sold the remaining substantial balance of our holdings in the LSE in open market transactions for approximately $193.5 million in cash on September 26, 2007 for total proceeds of $1.8 billion. As a result of the sale, we recognized a $431.4 million pre-tax gain which is net of $18.0 million of costs directly related to the sale, primarily broker fees. On September 28, 2007, we used approximately $1.1 billion of the proceeds from the above transactions to repay in full and terminate our credit facilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of the financial condition and results of operations of NASDAQ OMX in conjunction with our consolidated financial statements and related notes included in this Form 10-K, as well as the discussion under “Item 1A. Risk Factors.”

Overview

On February 27, 2008, Nasdaq and OMX AB combined their businesses and Nasdaq was renamed The NASDAQ OMX Group, Inc. Under the purchase method of accounting, Nasdaq was treated as the accounting and legal acquirer in the business combination with OMX AB. We also completed our acquisitions of PHLX on July 24, 2008, BSX on August 29, 2008 and certain businesses of Nord Pool on October 21, 2008. These acquisitions also have been treated as purchases for accounting purposes, with NASDAQ OMX treated as the acquirer. On December 19, 2008, we purchased a majority stake in IDCG. The financial results of OMX are included in the consolidated financial results beginning on February 27, 2008. PHLX is included beginning July 24, 2008, BSX is included beginning August 29, 2008, certain businesses of Nord Pool are included beginning October 21, 2008 and IDCG is included beginning December 19, 2008.

Financial Highlights

The comparability of our operating results for the year ended December 31, 2008 to the same periods in 2007 and 2006 are significantly impacted by our business combination with OMX AB as well as our acquisition of PHLX. In our discussion and analysis of results of operations, we have quantified the contribution of additional revenues or expenses resulting from OMX and NASDAQ OMX PHLX operations wherever such amounts were material. While identified amounts may provide indications of general trends, the analysis cannot completely address the effects attributable to integration efforts.

The following pre-tax items impacted our 2008 results:

•

Improved revenues less liquidity rebates, brokerage, clearance and exchange fees from our Market Services segment, which increased $490.6 million, or 92.9%, to $1,018.7 million in 2008, compared with $528.1 million in 2007 due to the following:

•	Increases in the average daily share volume and trade execution market share for NYSE-listed securities and regional-listed securities, partially offset by higher cost of revenues; and

•	The inclusion of our European Market Services revenues in 2008 of $324.3 million and NASDAQ OMX PHLX’s revenues less liquidity rebates, brokerage, clearance and exchange fees of $70.0 million.

•

Increase in our Issuer Services segment revenues of $46.7 million, or 16.4%, to $330.6 million in 2008, compared with $283.9 million in 2007, primarily due to the inclusion of European listing fees in 2008 of $41.0 million.

•	Market Technology revenues of $106.2 million resulting from OMX operations since the date of the business combination.

•

Increase in total operating expenses of $373.1 million, or 83.5%, to $819.9 million in 2008, compared with $446.8 million in 2007, primarily due to the inclusion of OMX’s operating expenses in 2008 of $308.6 million and NASDAQ OMX PHLX’s operating expenses of $43.8 million.

•

Loss on foreign currency contracts of $57.9 million included in other income (expense), net in the Consolidated Statements of Income, primarily related to the Nord Pool transaction and losses on forward currency contracts used to limit our exposure to foreign currency exchange rate fluctuations on contracted revenue streams, partially offset by gains on foreign currency contracts related to our business combination with OMX AB.

•	Asset impairment charges of $42.2 million primarily related to a non-cash other-than-temporary impairment on a long-term available-for-sale investment security.

These current and prior year items are discussed in more detail below.

Business Environment

We serve listed companies, market participants and investors by providing high quality cash equity, fixed-income and derivative markets, thereby facilitating economic growth and corporate entrepreneurship. We also provide market technology to exchanges and markets around the world. In broad terms, our business performance is impacted by a number of drivers including macroeconomic events affecting the risk and return of financial assets, investor sentiment regarding the outlook for equity investments, government and private sector demands for capital, the regulatory environment for primary and secondary equity markets, and changing technology in the financial services industry. Our future revenues and net income will continue to be influenced by domestic and international trends including:

•	The number of companies seeking equity financing, which is affected by factors such as investor demand, the global economy, alternative sources of financing, and tax and regulatory policies;

•	Trading volumes, particularly in U.S. and Nordic equity and derivative securities, which are driven primarily by overall macroeconomic conditions;

•

The loss of confidence in the credit markets, which has restricted availability of liquidity to technology customers, our suppliers, trading participants and listed companies from sources such as bank lending, the commercial paper market and the asset securitization market;

•	The failure of certain market participants and the partial or complete takeover of financial institutions by national governments;

•	The reduction in the ability of our fixed-income issuers to access the credit markets due to ratings downgrades or illiquidity in the market;

•	The impact on the economic strength of technology customers and suppliers arising from the securities market declines and the economic slowdown;

•	Competition for listings and trading executions related to pricing, and product and service offerings; and

•	Other technological advancements and regulatory developments.

Currently our business drivers are characterized by historically high levels of investor uncertainty about the outlook for financial institutions and global economic growth, similarly high levels of market volatility, industry adaptation to major regulatory initiatives (particularly MiFID in the European economic area) and continued rapid evolution and deployment of new technology in the financial services industry. The business environment that influenced our financial performance during the full year 2008 can be characterized as follows:

•	The slowest pace of equity issuance since the late 1970s with 13 IPOs in the U.S. and 19 on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic relative to the full year 2008;

•	Continued reduced access to debt and equity capital for both new and established companies;

•

Very strong 51% annual growth relative to the full year 2007 in equity matched trading volume in the U.S. driven by growth in our market share of NYSE- and regional-listed securities as well as market volatility;

•

Higher levels of volatility, as well as decreasing trade size, also drove 16% growth relative to the full year 2007 in the number of equity transactions on our Nordic and Baltic exchanges, which was offset by a 28% decrease in the value of equity transactions caused in large part by falling equity prices;

•	Our Nordic and Baltic exchanges experienced a 1% decline relative to the year 2007 in number of traded derivatives contracts in equity related products;

•	There was a 12% increase relative to the full year of 2007 in number of cleared derivatives contracts in fixed-income related products on our Nordic and Baltic exchanges;

•

Intense competition among U.S. exchanges for both equity trading volume and listings and growing competition in Europe as new trading platforms, including NASDAQ OMX Europe, are launched in response to MiFID;

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

2009 Outlook

We closed several acquisitions and launched strategic initiatives during 2008 which should benefit us during the challenging economic environment anticipated for 2009. In 2008, more share value traded on The NASDAQ Stock Market than on any other single equities exchange in the world. Our platform has stood out as a reliable, flexible, and high capacity system delivering high levels of execution quality and speed under even the extremely demanding market conditions that existed in the second half of 2008. For the first time, we expanded the application of our U.S. INET trading system beyond U.S. cash equities with the launch of The NASDAQ Options Market and NASDAQ OMX Europe in 2008. The standout performance and flexibility of our technology has enabled us to enter new markets with a low cost and highly regarded platform offering strong performance to both existing and new clients and creating additional sales opportunities to both our Transactions Services and Market Data businesses.

Our experience with The NASDAQ Options Market and NASDAQ OMX Europe form the basis for our domestic outlook for 2009. Following our acquisition of BSX and SEC approval, we launched NASDAQ OMX BX in early 2009 to provide an additional quote for market participants who want to use NASDAQ OMX’s high performance systems to post multiple protected quotes under Regulation NMS. We are also replacing the matching technology of NASDAQ OMX PHLX with a system based on INET technology like The NASDAQ Options Market. The use of INET technology enables us to continue to support the NASDAQ OMX PHLX options market structure as a complement to The NASDAQ Options Market but at significantly reduced technology-related cost. The acquisition of PHLX has opened up new content for enhancing our market data offerings and entering the clearing business for interest rate swaps. We also have announced our intention to enter the clearing business for cash equities as a result of our BSX acquisition.

Internationally, the business combination with OMX AB and the launch of NASDAQ OMX Europe open a number of additional opportunities. We are well underway in preparing to replace the matching technology of the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic with the INET technology platform which will provide the benefits of that system to these marketplaces. NASDAQ OMX Europe is continuing to expand and will benefit relative to many of its competitors from the cost savings associated with operating on a common INET technology with our other markets. Furthermore, we expect the extension of our world class technology systems such as INET across our global exchanges to further enhance our competitive position and to open new opportunities for technology sales. We have begun to leverage the opportunities in market data brought about by the breadth of NASDAQ OMX’s data distribution capabilities by offering new data products to the customer base and by strengthening our direct relationships with those customers.

We believe that the challenging economic conditions ahead will likely have a negative impact on our business drivers and our operations. The relatively low prices of equity and turmoil in the banking industry will likely continue to negatively impact our Issuer Services segment by reducing the anticipated number of IPOs and capital formation more generally. We believe that in this challenging environment our aggressive steps in meeting our cost, revenue, and technology synergies will enable us to benefit from the acquisitions and initiatives undertaken in 2008. Our global brand has been enhanced from the business combination of Nasdaq and OMX AB, as well as our investment in NASDAQ Dubai, creating new business and strategic opportunities. We expect that we will continue to realize additional sources of revenue from enhanced product offerings and/or acquisitions which are complementary to our existing businesses.

Business Segments

We manage, operate and provide our products and services in three business segments: Market Services, Issuer Services and Market Technology.

•

The Market Services segment includes our U.S. and European Transaction Services businesses and our Market Data business, which are interrelated because the Transaction Services businesses generate the quote and trade information that we sell to market participants and data distributors. Market Services also includes our Broker Services business.

•

The Issuer Services segment includes our Global Listing Services and the Global Index Group businesses. The companies listed on The NASDAQ Stock Market and the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic represent a diverse array of industries. This diversity of companies listed on NASDAQ OMX markets allows us to develop industry-specific and other indexes that we use to develop and license NASDAQ OMX branded indexes, associated derivatives and index products as part of our Global Index Group.

•	The Market Technology segment provides technology solutions for trading, clearing and settlement, and information dissemination, and also offers facility management integration and advisory services.

Our management has allocated resources, assessed performance and manages these businesses as three separate segments. See Note 21, “Segments,” to the consolidated financial statements for further discussion.

Sources of Revenues and Cost of Revenues

Market Services Revenues

Transaction Services

U.S. Cash Equity Trading

U.S. cash equity trading revenues are variable, based on service volumes, and recognized as transactions occur. We charge transaction fees for executing cash equity trades in NASDAQ-listed and other listed securities on The NASDAQ Stock Market as well as on orders that are routed to other market venues for execution.

We credit a portion of the per share execution charge to the market participant that provides the liquidity and record the liquidity rebate as a cost of revenues in the Consolidated Statements of Income. These liquidity rebates are paid on a monthly basis and the amounts due are included in accounts payable and accrued expenses in the Consolidated Balance Sheets. Also, we pay Section 31 fees to the SEC for supervision and regulation of securities markets. We pass these costs along to our customers through our cash equity trading fees. We collect the fees as a pass-through charge from organizations executing eligible trades on The NASDAQ Stock Market platform and we recognize these amounts in cost of revenues when invoiced. Section 31 fees received are included in cash and cash equivalents in the Consolidated Balance Sheets at the time of receipt and, as required by law, the amount due to the SEC is remitted semiannually and recorded as Section 31 fees payable to the SEC in the Consolidated Balance Sheets until paid. Since the amount recorded in revenues is equal to the amount recorded in cost of revenues, there is no impact on our revenues less liquidity rebates, brokerage, clearance and exchange fees. As we hold the cash received until payment to the SEC, we earn interest income on the related cash balances.

We closed the acquisition of BSX in August 2008. We used the BSX license to create a second U.S. cash equities market, called NASDAQ OMX BX, which was launched in January 2009. With NASDAQ OMX BX, we offer a second quote within the U.S. equities marketplace, providing our customers enhanced trading choices and price flexibility. We expect to generate revenues for executing cash equity trades on NASDAQ OMX BX in the same manner as we do for trading on The NASDAQ Stock Market.

European Cash Equity Trading

We charge transaction fees for executing trades on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic, as well as on NASDAQ OMX Europe. The transaction fee for executing trades on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic is charged per executed order and as per value traded. European cash equity trading revenues on NASDAQ OMX Europe are variable, based on service volumes, and recognized as transactions occur.

U.S. Derivative Trading

U.S. derivative trading revenues are variable, based on service volumes, and recognized as transactions occur. The principal types of derivative contracts traded on NASDAQ OMX PHLX and The NASDAQ Options Market are equity options, index options and currency options. In the U.S., we also operate NFX, which offers trading for currency futures and other financial futures.

European Derivative Trading

European derivative trading revenues are also variable, are based on service volumes and are recognized as transactions occur. Derivative trading is conducted on NASDAQ OMX Stockholm and NASDAQ OMX Copenhagen. The principal types of derivative contracts traded are stock options and futures, index options and futures, fixed-income options and futures and stock loans. On NASDAQ OMX Stockholm, we offer clearing services for fixed-income options and futures, stock options and futures and index options and futures by serving as the central counterparty. In doing so, we guarantee the completion of the transaction and market participants can thereby limit their counterparty risk. The fee for executing derivative trading on NASDAQ OMX Stockholm is an integrated fee for both trading and clearing service.

European derivative trading revenues also include commodities clearing revenues. NASDAQ OMX Commodities, together with third party partner Nord Pool, provides access to the world’s largest power derivatives markets and one of Europe’s largest carbon markets. NASDAQ OMX Commodities offers international derivatives and carbon products, operates a clearing business and offers consulting services to commodities markets globally. Nord Pool is responsible for exchange operations and trading activities, including ownership of Nordic derivatives products. Our clearing revenues from trading transactions on Nord Pool are variable, are based on service volumes and are recognized as transactions occur. We also have clearing revenues for contracts traded on the OTC derivative market which are recognized when contracts are registered for clearing.

Access Services

We generate revenues by providing market participants with several alternatives for accessing our markets for a fee. The type of connectivity is determined by the level of functionality a customer needs. As a result, Access Services revenues vary depending on the type of connection provided to customers. We also earn revenues from annual and monthly exchange membership and registration fees. Revenues for providing access to our markets and revenues for monthly exchange membership and registration fees are recognized on a monthly basis as the service is provided. Revenues from annual fees for exchange membership and registration fees are recognized ratably over the following 12-month period.

Market Data

Market Data revenues are earned from U.S tape plans and U.S. and European market data products.

Net U.S. Tape Plans

Revenues from U.S. tape plans include eligible UTP Plan revenues which are shared among UTP Plan participants. Under the revenue sharing provision of the UTP Plan, we are permitted to deduct costs associated with acting as the exclusive Securities Information Processor from the total amount of tape fees collected. After these costs are deducted from the tape fees, we distribute to the respective UTP Plan participants, including The NASDAQ Stock Market, their share of tape fees based on a formula, required by Regulation NMS that takes into account both trading and quoting activity. In addition, all quotes and trades in NYSE- and NYSE Alternext-listed securities are reported and disseminated in real time, and as such, we share in the tape fees for information on NYSE- and NYSE Alternext-listed securities. Revenues from net U.S. tape plans are recognized on a monthly basis.

U.S. Market Data Products

We collect and process information and earn revenues as a distributor of our market data. We provide varying levels of quote and trade information to data distributors, who in turn sell subscriptions for this information to the public. We earn revenues primarily based on the number of data subscribers and distributors of our data. U.S. Market Data revenues are recognized on a monthly basis. These revenues, which are subscription based, are recorded net of amounts due under revenue sharing arrangements with market participants.

European Market Data Products

European Market Data revenues, which are subscription based, are generated primarily through the sale and distribution of trading information based on data generated through trading on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic and are recognized on a monthly basis.

Broker Services

Our Broker Services operations offer technology and customized securities administration solutions to financial participants in the Nordic market and in the United Kingdom. The primary services offered include flexible back-office systems. Our services allow customers to entirely or partly outsource their company’s back-office functions. Revenues from broker services are based on a fixed basic fee for administration or licensing, maintenance and operations, and a variable portion that depends on the number of transactions completed. Broker Services revenues are recognized on a continuous basis as services are rendered.

Issuer Services Revenues

Global Listing Services

Listing Services revenues in the U.S. include annual renewal fees, listing of additional shares fees and initial listing fees. Annual renewal fees are recognized ratably over the following 12-month period. Listing of additional shares fees and initial listing fees are recognized on a straight-line basis over estimated service periods, which are four and six years, respectively, based on our historical listing experience, pursuant to the requirements of SAB Topic 13. European listing fees, which are comprised of issuers’ revenues derived from annual fees received from listed companies on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic, are directly related to the listed companies’ market capitalization. These revenues are recognized ratably over the following 12-month period.

Global Listing Services revenues also include fees from Corporate Services which include commission income from Carpenter Moore’s insurance agency business, subscription income from Shareholder.com and Directors Desk and fees from GlobeNewswire, formerly PrimeNewswire. For our insurance agency business, commission income is recognized when coverage becomes effective, the premium due under the policy is known or can be reasonably estimated, and substantially all required services related to placing the insurance have been provided. Fee income for services other than placement of insurance coverage is recognized as those services are provided. Broker commission adjustments and commissions on premiums billed directly by underwriters are recognized when such amounts can be reasonably estimated. Shareholder.com revenues are based on subscription agreements with customers. Revenues from subscription agreements are recognized ratably over the contract period, generally one year in length. As part of subscription services, customers are also charged usage fees based upon actual usage of the services provided. Revenues from usage fees and other services are recognized when earned. Directors Desk revenues are based on subscriptions for online services for directors. Subscriptions are one year in length and revenues are recognized ratably over the year. GlobeNewswire generates fees primarily from wire distribution services, and revenues are recognized as services are provided.

Global Index Group

Global Index Group revenues include license fees for our trademark licenses related to index products linked to our indexes issued in the U. S. and abroad. We develop and license NASDAQ OMX branded indexes, associated derivatives and financial products as part of our Global Index Group business. We also generate revenues by licensing and listing third-party structured products and third-party sponsored ETFs. We primarily have two types of license agreements: transaction-based licenses and asset-based licenses. Transaction-based licenses are generally renewable long-term agreements. Customers are charged based on transaction volume or a minimum contract amount, or both. If a customer is charged based on transaction volume, we recognize revenue when the transaction occurs. If a customer is charged based on a minimum contract amount, we recognize revenue on a pro-rata basis over the licensing term. Asset-based licenses are also generally long-term agreements. Customers are charged based on a percentage of assets under management for licensed products, per the agreement, on a monthly or quarterly basis. These revenues are recorded on a monthly or quarterly basis over the term of the license agreement.

Market Technology Revenues

The Market Technology segment delivers technology and services to marketplaces throughout the world. Market Technology provides technology solutions for trading, clearing and settlement, and information dissemination, and also offers facility management integration and advisory services. Revenues are derived from three primary sources: licensing, support and project revenues, facility management services revenues and other revenues. Revenues related to Market Technology are accounted for in accordance with SOP 97-2 and SOP 81-1, depending upon the terms of the Market Technology contracts.

We may customize our software technology and make significant modifications to the software to meet the needs of our customers. As such, we account for these Market Technology contracts pursuant to the provisions of SOP 81-1. Under contract accounting, total revenues and costs incurred for a customer under a customer contract are deferred and recognized over the final element, generally the post contract support period. We have included the deferral of this revenue in other liabilities and the deferral of costs in other assets in the Consolidated Balance Sheets.

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

License, support and project revenues are derived from the system solutions developed and sold by NASDAQ OMX. After we have developed and sold a system solution, the customer licenses the right to use the software. Each project involves individual adaptations to the specific requirements of the customer, for instance, relating to functionality and capacity. When NASDAQ OMX provides a system solution, it undertakes to upgrade, develop and maintain the system and receives regular support revenues for this work which is recognized over the contract period. Under contract accounting, where customization and significant modifications to the software are made to meet the needs of our customers, total revenues, as well as costs incurred, are deferred until the customization and significant modifications are complete and are then recognized over the support period.

Facility management services revenues are derived when NASDAQ OMX assumes responsibility for the continuous operation of a system platform for a customer and receives facility management services revenues which can be both fixed and volume-based. Facility management services revenues are recognized as services are rendered over the contract period after delivery has occurred.

Other revenues include amortization of the deferred revenue related to our contribution of technology licenses to NASDAQ Dubai. See “Equity Investment in NASDAQ Dubai,” of Note 3, “Business Combinations,” to the consolidated financial statements for further discussion of our transaction with NASDAQ Dubai. In addition, other revenues include advisory services that are recognized in revenue when earned.

NASDAQ OMX’s Operating Results

Key Drivers

The following table includes key drivers for our Market Services, Issuer Services, and Market Technology segments. In evaluating the performance of our business, our senior management closely watches these key drivers.

	Year Ended December 31,
	2008	2007	2006
Market Services
Cash Equity Trading
Average daily share volume in NASDAQ securities (in billions)	2.28	2.17	2.01
Matched market share in NASDAQ securities(1)	43.2%	46.1%	48.5%
Market share reported to the FINRA/NASDAQ Trade Reporting Facility in NASDAQ securities(2)	22.6%	25.3%	—
Total market share in NASDAQ securities(3)	65.8%	71.4%	77.2%
Matched market share in NYSE securities(1)	22.2%	17.1%	10.4%
Market share reported to the FINRA/NASDAQ Trade Reporting Facility in NYSE securities(2)	19.3%	18.0%	—
Total market share in NYSE securities(3)	41.5%	35.1%	25.8%
Matched market share in NYSE Alternext (formerly Amex) and regional securities(1)	35.1%	33.3%	24.5%
Market share reported to the FINRA/NASDAQ Trade Reporting Facility in NYSE Alternext and regional securities(2)	16.2%	19.4%	—
Total market share in NYSE Alternext and regional securities(3)	51.4%	52.7%	46.4%
Matched share volume in all U.S.-listed equities (in billions)	665.9	442.0	331.0
Matched market share in all U.S.-listed equities(1)	29.8%	29.1%	27.3%
Average daily number of equity trades on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic	213,481	—	—
Average daily value of shares traded on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic (in billions)	$5.0	—	—
Derivative Trading
Average daily volume of U.S. equity contracts (in millions)	13.0	—	—
NASDAQ OMX PHLX matched market share of U.S. equity options	16.4%	—	—
The NASDAQ Options Market matched market share of U.S. equity options	1.0%	—	—
Average daily volume of equity and fixed-income contracts traded on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic	418,773	—	—
Average daily volume of Nordic equity contracts traded on EDX London	153,686	—	—
Average daily volume of Finnish option contracts traded on Eurex	73,870	—	—
Issuer Services
Initial public offerings:
NASDAQ	13	132	137
Exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic	17	—	—
New listings:
NASDAQ(4)	177	290	285
Exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic	31	—	—
Number of listed companies:
NASDAQ(5)	3,023	3,135	3,193
Exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic(6)	824	—	—
Market Technology
Order intake (in millions)(7)	$229.0	—	—
Total order value (in millions)(8)	$358.8	—	—

(1)	Transactions executed on NASDAQ’s systems.
(2)	Transactions reported to the FINRA/NASDAQ TRF.
(3)	Transactions executed on NASDAQ’s systems plus trades reported through the FINRA/NASDAQ TRF.
(4)	New listings include IPOs, including those completed on a best efforts basis, issuers that switched from other listing venues, closed-end funds and separately listed ETFs.
(5)	Number of listed companies for NASDAQ also includes separately listed ETFs.
(6)	Represents companies listed on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic and companies on the alternative markets, NASDAQ OMX First North.
(7)	Total contract value of orders signed.
(8)	Represents total contract value of orders signed that are yet to be recognized as revenue.

Segment Operating Results

Of our total 2008 revenues of $3,648.7 million, 87.9% was from our Market Services segment, 9.1% was from our Issuer Services segment, 2.9% was from our Market Technology segment and 0.1% related to other revenues. Of our total 2007 revenues of $2,436.6 million, 88.3% was from our Market Services segment and 11.7% was from our Issuer Services segment. Of our total 2006 revenues of $1,657.8 million, 84.9% was from our Market Services segment and 15.1% was from our Issuer Services segment.

The following table shows our total revenues, cost of revenues and revenues less liquidity rebates, brokerage, clearance and exchange fees by segment:

	Year Ended December 31,			Percentage Change
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
	(in millions)
Market Services	$3,207.3	$2,152.4	$1,408.3	49.0%	52.8%
Issuer Services	330.6	283.9	249.0	16.4%	14.0%
Market Technology	106.2	—	—	#	—
Other	4.6	0.3	0.5	#	(40.0)%

Total revenues	$3,648.7	$2,436.6	$1,657.8	49.7%	47.0%

Cost of revenues	(2,188.6)	(1,624.3)	(970.4)	34.7%	67.4%

Revenues less liquidity rebates, brokerage, clearance and exchange fees	$1,460.1	$812.3	$687.4	79.7%	18.2%

#	Denotes a variance equal to or greater than 100.0%.

MARKET SERVICES

The following table shows total revenues less liquidity rebates, brokerage, clearance and exchange fees from our Market Services segment:

	Year Ended December 31,			Percentage Change
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
	(in millions)
Transaction Services
Cash Equity Trading Revenues:
U.S. cash equity trading(1)	$2,411.6	$1,806.3	$1,121.2	33.5%	61.1%
Cost of revenues:
Liquidity rebates	(1,717.8)	(1,049.8)	(644.9)	63.6%	62.8%
Brokerage, clearance and exchange fees(1)	(444.2)	(574.5)	(325.5)	(22.7)%	76.5%

Total U.S. cash equity cost of revenues	(2,162.0)	(1,624.3)	(970.4)	33.1%	67.4%

Net U.S. cash equity trading revenues	249.6	182.0	150.8	37.1%	20.7%
European cash equity trading	113.3	—	—	#	#

Total cash equity trading revenues	362.9	182.0	150.8	99.4	20.7%

Derivative Trading Revenues:
U.S. derivative trading	92.4	—	—	#	#
Cost of revenues:
Liquidity rebates	(26.5)	—	—	#	#
Brokerage, clearance and exchange fees	(0.1)	—	—	#	#

Total U.S derivative trading cost of revenues	(26.6)	—	—	#	#

Net U.S. derivative trading revenues	65.8	—	—	#	#

European derivative trading	63.2	—	—	#	#

Total derivative trading revenues	129.0	—	—	#	#

Access Services Revenues	99.2	77.0	57.5	28.8%	33.9%

Total Transaction Services revenues less liquidity rebates, brokerage, clearance and exchange fees	591.1	259.0	208.3	#	24.3%

Market Data
Net U.S. tape plans	145.6	149.9	128.9	(2.9)%	16.3%
U.S. market data products	106.7	89.6	69.6	19.1%	28.7%
European market data products	77.5	—	—	#	#

Total Market Data revenues	329.8	239.5	198.5	37.7%	20.7%

Broker Services	42.6	—	—	#	#

Other Market Services	55.2	29.6	31.1	86.5%	(4.8)%

Total Market Services revenues less liquidity rebates, brokerage, clearance and exchange fees	$1,018.7	$528.1	$437.9	92.9%	20.6%

#	Denotes a variance equal to or greater than 100.0%.
(1)

Includes Section 31 fees of $207.3 million in 2008, $365.0 million in 2007 and $170.6 million in 2006. The decrease in 2008 compared with 2007 is primarily due to rate reductions in 2008. The increase in 2007 compared to 2006 is primarily due to fees collected as a result of The NASDAQ Stock Market’s operation as a national securities exchange for NASDAQ-listed securities beginning August 1, 2006 and for non-NASDAQ-listed securities beginning February 12, 2007. Section 31 fees are recorded as U.S. cash equity trading revenues with a corresponding amount recorded in cost of revenues.

Transaction Services

Cash Equity Trading Revenues

Cash equity trading revenues increased in 2008 compared with 2007 and in 2007 compared with 2006. The increase in 2008 was primarily due to an increase in trade execution market share and average daily share volume in NYSE- and regional-listed securities primarily due to competitive pricing and systems capacity advantages. Partially offsetting this increase were lower Section 31 revenues due to lower rates charged by us to customers beginning January 2008. In 2008, cash equity trading revenues also include European cash equity trading revenues of $113.3 million which includes trading revenues from equity products traded on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic. The increase in 2007 compared to 2006 was primarily due to increases in trade execution market share in NYSE- and NYSE Alternext-listed securities, fees collected as a result of NASDAQ’s operation as a national securities exchange and increases in average daily share volume. In February 2007, we announced new equities pricing to harmonize the trading of NASDAQ-listed and non-NASDAQ-listed securities into one pricing schedule. We also announced a pricing change, effective March 1, 2007, that lowered execution and routing fees for high volume customers. As a result of these pricing changes, our matched market share in U.S.-listed equities has increased which also contributed to the increase in our execution and trade reporting revenues.

As discussed above, we record Section 31 fees as cash equity trading revenues with a corresponding amount recorded as cost of revenues. We are assessed these fees from the SEC and pass them through to our customers in the form of incremental fees. Since the amount recorded in revenues is equal to the amount recorded in cost of revenues, there is no impact on our revenues less liquidity rebates, brokerage, clearance and exchange fees. Section 31 fees were $207.3 million in 2008, $365.0 million in 2007 and $170.6 million in 2006. The decrease in 2008 compared with 2007 is primarily due to rate reductions in 2008. The increase in 2007 compared to 2006 is primarily due to fees collected as a result of The NASDAQ Stock Market’s operation as a national securities exchange for NASDAQ-listed securities beginning August 1, 2006 and February 12, 2007 for non-NASDAQ-listed securities.

Liquidity rebates, in which we credit a portion of the per share execution charge to the market participant that provides the liquidity, increased in 2008 compared with 2007 and in 2007 compared with 2006. The increase in liquidity rebates in 2008 compared with 2007 was primarily due to increases in average daily share volume in NYSE- and regional-listed securities. The increase in liquidity rebates in 2007 compared with 2006 was primarily due to increases in trade execution market share for NYSE- and NYSE Alternext-listed securities and the pricing changes discussed above.

Brokerage, clearance and exchange fees decreased in 2008 compared with 2007 and increased in 2007 compared with 2006. The decrease in 2008 compared with 2007 was primarily due to lower rates charged on Section 31 fees in 2008. The increase in 2007 compared with 2006 was primarily due to additional Section 31 fees due to The NASDAQ Stock Market’s operation as a national securities exchange and increases in trade execution market share for NYSE- and NYSE Alternext-listed securities. As noted above, effective August 1, 2006, as a result of The NASDAQ Stock Market’s operation as a national securities exchange, additional Section 31 fees were recorded as execution and trade reporting revenues as well as a corresponding cost of revenues. Partially offsetting the increase in 2007 was a decline in clearance costs due to our migration to a single trading platform.

Derivative Trading Revenues

U.S. derivative trading revenues in 2008 primarily include NASDAQ OMX PHLX’s derivative trading revenues of $78.1 million from the date of acquisition and revenues from The NASDAQ Options Market from the date of launch on March 31, 2008. Derivative trading revenues also include European derivative trading revenues of $63.2 million in 2008 which includes trading and clearing revenues from derivative products traded on NASDAQ OMX Stockholm and derivative trading revenues on NASDAQ OMX Copenhagen.

Access Services Revenues

Access services revenues increased in 2008 compared with 2007 primarily due to increases in customer demand for network connectivity and exchange and other membership fees and the inclusion of NASDAQ OMX PHLX’s Access Services revenues of $8.0 million.

Access services revenues also increased in 2007 compared with 2006 primarily due to increases in customer demand for network connectivity and exchange membership fees. We began charging exchange membership fees as a result of our operation as a national securities exchange.

Market Data

Market Data revenues increased in 2008 compared with 2007 and in 2007 compared with 2006. The increase in 2008 was primarily due to an increase in U.S. market data products revenues and the inclusion of European market data products revenues of $77.5 million, partially offset by a smaller decrease in net U.S. tape plan revenues. The increase in 2007 compared with 2006 was primarily due to an increase in U.S. market data products revenues and an increase in net U.S. tape plan revenues.

U.S. market data products revenues increased in 2008 compared with 2007 primarily due to revenues from OpenView Basic, which was launched in the second quarter of 2007, NASDAQ Last Sale, which was launched in 2008 and growth from other proprietary data products including TotalView, Open View and Level 2, which is the best quote information from each market participant trading NASDAQ-listed securities. The increase in 2007 compared with 2006 was primarily due to an increase in TotalView subscribers and distributors and their related revenues, an increase in Level 2 revenues and the launch of OpenView Basic.

Net U.S. tape plan revenues decreased in 2008 compared with 2007 primarily due to a decrease in our share of trading and quoting activity in NASDAQ-listed securities through the UTP Plan, partially offset by increases in our share of trading and quoting activity in NYSE-listed securities. Under the revenue sharing provision of the UTP Plan, we are permitted to deduct costs associated with acting as the exclusive Securities Information Processor from the total amount of tape fees collected. After these costs are deducted from the tape fees, we distribute to the respective UTP Plan participants, including The NASDAQ Stock Market, their share of tape fees based on a formula, required by Regulation NMS that takes into account both trading and quoting activity. Our tape fee revenue sharing amount allocated to UTP plan participants increased in 2008 compared to 2007 primarily due to a reduction of our percentage earned of the UTP revenue caused, in part by the Regulation NMS market data revenue allocation formula, which became effective April 1, 2007. The increase in 2007 compared with 2006 was primarily due to an increase in trade execution market share in both NYSE- and NYSE Alternext-listed securities.

Broker Services Revenues

As a result of our business combination with OMX AB, Broker Services is a new product within our Market Services segment. Broker Services revenues were $42.6 million for 2008.

Other Market Services Revenues

Other Market Services revenues increased in 2008 compared with 2007 and decreased in 2007 compared with 2006. The increase in 2008 was primarily due to the inclusion of OMX revenues of $27.7 million. The decrease in 2007 compared with 2006 was primarily due to a decrease in revenues earned from our testing facility, which charges a fee for customers testing new services, due to our migration to a single trading platform.

ISSUER SERVICES

The following table shows revenues from our Issuer Services segment:

	Year Ended December 31,			Percentage Change
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
	(in millions)
Global Listing Services:
Annual renewal fees	$122.4	$125.6	$107.9	(2.5)%	16.4%
Listing of additional shares fees	40.2	40.6	36.9	(1.0)%	10.0%
Initial listing fees	22.1	22.2	23.2	(0.5)%	(4.3)%

Total U.S. listing fees	184.7	188.4	168.0	(2.0)%	12.1%
European listing fees	41.0	—	—	#	—
Corporate Services	59.6	52.6	41.5	13.3%	26.7%

Total Global Listing Services	285.3	241.0	209.5	18.4%	15.0%
Global Index Group	45.3	42.9	39.5	5.6%	8.6%

Total Issuer Services revenues	$330.6	$283.9	$249.0	16.4%	14.0%

#	Denotes a variance equal to 100.0%.

Global Listing Services

U.S. Listing Services Revenues

Annual renewal fees decreased in 2008 compared with 2007. The number of companies listed on The NASDAQ Stock Market on January 1, 2008 was 3,135, compared to 3,193 on January 1, 2007, the date on which listed companies are billed their annual fees. The decrease in the number of listed companies was due to 348 delistings by NASDAQ OMX during 2007, partially offset by 290 new listings during 2007. The number of listed companies as of January 1, 2008 and 2007 also includes separately listed ETFs.

Annual renewal fees increased in 2007 compared with 2006. The number of companies listed on The NASDAQ Stock Market on January 1, 2007 was 3,193, compared to 3,208 on January 1, 2006, the date on which listed companies are billed their annual fees. The decrease in the number of listed companies was due to 303 delistings by NASDAQ during 2006, partially offset by 285 new listings during 2006. Offsetting the decrease in the number of listed companies was an annual renewal fee increase effective January 1, 2007.

Listing of additional shares fees remained flat in 2008 compared with 2007 and increased in 2007 compared with 2006. The increase in 2007 compared to 2006 was primarily due to amortization of fees. There were 71 secondary offerings in 2008, 197 in 2007 and 214 in 2006.

Initial listing fees remained flat in 2008 compared with 2007 and decreased in 2007 compared with 2006. Initial listing fees decreased in 2007 primarily due to amortization of fees. There were 177 new listings, including 13 new IPOs, during 2008 compared with 290 new listings, including 132 new IPOs, during 2007 compared with 285 new listings, including 137 new IPOs, during 2006. The decrease in new listings during 2008 will impact future revenues as these fees are amortized on a straight-line basis over an estimated service period of six years.

European Listing Services Revenues

European Listing Services revenues, which are comprised of issuers’ revenues derived from annual fees received from listed companies on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic, are directly related to the listed companies’ market capitalization. These revenues are recognized ratably over a 12-month period.

Corporate Services Revenues

Global Listing Services revenues also include fees from Corporate Services. These fees include commission income from Carpenter Moore, subscription income from Shareholder.com and Directors Desk and fees from GlobeNewswire. Corporate Services revenues increased in 2008 compared with 2007 primarily due to expanding customer utilization of our Corporate Services. Corporate Services revenues increased in 2007 compared with 2006 primarily due to revenues generated from the operations of acquired businesses. Corporate Services revenues include revenues from Carpenter Moore, Shareholder.com beginning February 1, 2006, GlobeNewswire beginning September 1, 2006, Directors Desk beginning July 2, 2007 and other sources for all periods presented. In February 2007, Carpenter Moore merged with the Nasdaq Insurance Agency, with Carpenter Moore as the surviving entity.

Global Index Group Revenues

Global Index Group revenues primarily include license fees from NASDAQ OMX branded indexes, associated derivatives and financial products in the U.S. and abroad. Global Index Group revenues increased in 2008 compared with 2007 primarily due to an increase in licensing fees associated with NASDAQ OMX-licensed ETFs, licensed derivatives volumes and fees and third party structured products, partially offset by a decrease in Portal applications as a result of economic conditions. The increase in 2007 compared with 2006 was primarily due to an increase in licensing fees associated with NASDAQ OMX-licensed ETFs and third party structured products, partially offset by a decline in licensing fees associated with options traded on ETFs based on our indexes.

MARKET TECHNOLOGY

As a result of our business combination with OMX AB, Market Technology is a new reporting segment. The following table shows the revenues from our Market Technology segment:

Year Ended December 31, 2008
(in millions)
Market Technology:
License, support and project revenues	$67.5
Facility management services	28.8
Other revenues	9.9

Total Market Technology revenues	$106.2

Market Technology provides technology solutions for trading, clearing and settlement, and information dissemination, and also offers facility management integration and advisory services to marketplaces throughout the world.

License, support and project revenues are derived from the system solutions developed and sold by NASDAQ OMX. After we have developed and sold a system solution, the customer licenses the right to use the software. Each project involves individual adaptations to the specific requirements of the customer, for instance, relating to functionality and capacity. When NASDAQ OMX provides a system solution, it undertakes to upgrade, develop and maintain the system and receives regular support revenues for this work which is recognized over the contract period. Under contract accounting, where customization and significant modifications to the software are made to meet the needs of our customers, total revenues, as well as costs incurred, are deferred until the customization and significant modifications are complete and are then recognized over the support period.

Facility management services revenues are derived when NASDAQ OMX assumes responsibility for the continuous operation of a system platform for a customer and receives facility management services revenues which can be both fixed and volume-based. Facility management services revenues are recognized as services are rendered over the contract period after delivery has occurred.

Other revenues include amortization of the deferred revenue related to our contribution of technology licenses to NASDAQ Dubai. See “Equity Investment in NASDAQ Dubai,” of Note 3, “Business Combinations,” to the consolidated financial statements for further discussion of our transaction with NASDAQ Dubai. In addition, other revenue includes advisory services that are recognized in revenue when earned.

Expenses

Direct Expenses

The following table shows our direct expenses:

	Year Ended December 31,			Percentage Change
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
	(in millions)
Compensation and benefits	$401.0	$200.4	$195.7	#	2.4%
Marketing and advertising	18.6	20.8	20.5	(10.6)%	1.5%
Depreciation and amortization	92.6	38.9	70.9	#	(45.1)%
Professional and contract services	71.9	32.1	32.0	#	0.3%
Computer operations and data communications	54.5	28.7	41.5	89.9%	(30.8)%
Occupancy	65.2	34.5	34.1	89.0%	1.2%
Regulatory	28.9	28.9	—	—	#
Merger expenses	25.4	—	—	#	—
General, administrative and other	61.8	62.5	38.9	(1.1)%	60.7%

Total direct expenses	$819.9	$446.8	$433.6	83.5%	3.0%

#	Denotes a variance equal to or greater than 100.0%.

Compensation and benefits expense increased in 2008 compared with 2007 and in 2007 compared with 2006. The increase in 2008 was primarily due to the inclusion of OMX’s compensation expense of $147.3 million, the inclusion of NASDAQ OMX PHLX’s compensation expense of $19.6 million, a curtailment gain of approximately $6.1 million recognized in 2007 as a result of the pension plan and supplemental executive retirement plan, or SERP, freeze and increased incentive compensation reflecting stronger financial performance. Headcount increased from 887 employees at December 31, 2007 to 2,506 employees at December 31, 2008, primarily due to our business combination with OMX AB. The increase in 2007 compared with 2006 was primarily due to increased incentive compensation reflecting stronger financial performance, additional share-based compensation expense due to grants in December 2006 to all active employees and additional compensation costs due to our acquisitions. Partially offsetting the increase in 2007 was a curtailment gain as discussed above. See Note 11, “Employee Benefits,” to the consolidated financial statements for further discussion of the curtailment gain.

Marketing and advertising expense decreased in 2008 compared with 2007 and increased in 2007 compared with 2006. In 2008, the decrease was primarily due to reduced marketing activity, partially offset by the inclusion of OMX’s marketing and advertising expense of $5.1 million. The increase in 2007 was due to new advertising campaigns launched in 2007.

Depreciation and amortization expense increased in 2008 compared with 2007 and decreased in 2007 compared with 2006. The increase in 2008 is primarily due to additional amortization expense of $23.8 million for intangible assets acquired in our business combination with OMX AB, the inclusion of OMX’s depreciation and amortization expense of $19.7 million and the inclusion of NASDAQ OMX PHLX’s depreciation and amortization expense of $9.6 million. The decrease in 2007 was primarily due to the retirement of certain equipment which was fully amortized in December 2006 related to the migration to a single trading platform. The 2007 decrease was partially offset by intangible amortization expense on identifiable intangible assets acquired in our acquisitions.

Professional and contract services expense increased in 2008 compared with 2007 and remained flat in 2007 compared with 2006. The increase in 2008 was primarily due to the inclusion of OMX’s professional and contract services expense of $38.0 million.

Computer operations and data communications expense increased in 2008 compared with 2007 and decreased in 2007 compared with 2006. The increase in 2008 was primarily due to the inclusion of OMX’s computer operations and data communication expense of $29.5 million and the inclusion of NASDAQ OMX PHLX’s computer operations and data communications expense of $4.0 million, partially offset by lower costs due to hardware and software leases which were cancelled in the fourth quarter of 2007. The decrease in 2007 was primarily due to lower costs associated with hardware leased equipment. The contract for this equipment was cancelled and charged to expense in the fourth quarter of 2006. The decrease is also due to lower costs associated with a reduced number of communication lines due to the consolidation of our data centers.

Occupancy expense increased in 2008 compared with 2007 and was flat in 2007 compared with 2006. The increase in 2008 was primarily due to the inclusion of OMX’s occupancy expense of $26.5 million and the inclusion of NASDAQ OMX PHLX’s occupancy expense of $3.2 million.

Regulatory expense remained flat in 2008 compared with 2007. Since we sought to preserve a regulatory separation upon operation as a national securities exchange, FINRA continues to provide regulatory services to The NASDAQ Stock Market, The NASDAQ Options Market and, once fully implemented in March 2009, the markets operated or regulated by NASDAQ OMX BX, including the regulation of trading activity and surveillance and investigative functions. The regulation charge from FINRA of $33.8 million in 2006 was included in support costs from related parties, net. See below for further discussion. The decrease in 2007 compared with 2006 was primarily due to a reduction in surveillance and other regulatory charges by FINRA and an adjustment of the allocation of its costs between members and market matters.

Merger expenses were $25.4 million in 2008. These costs are directly attributable to the business combination with OMX AB and the acquisition of PHLX, but do not qualify as purchase accounting adjustments. The costs primarily include consulting and legal costs related to our integration of OMX AB and PHLX.

General, administrative and other expense decreased in 2008 compared with 2007 and increased in 2007 compared with 2006. The decrease in 2008 and increase in 2007 was primarily due to charges recorded in 2007 including a $19.5 million tax sharing payment owed to SLP pursuant to an agreement to share the deferred tax benefit on the sale of Instinet’s Institutional Brokerage division. In addition, we recorded a $5.8 million loss in 2007 on the early extinguishment of debt related to the repayment in full of our former credit facilities from the proceeds from the sale of the share capital of the LSE. Also, in 2007 there was an additional loss of $1.1 million on the early extinguishment of a portion of the 3.75% convertible notes and a $10.6 million charge related to a clearing contract. Our single trading platform includes functionality that enabled us to discontinue the use of services previously provided under the contract. Partially offsetting the decreases in 2008 was the inclusion of OMX’s general, administrative and other expense of $34.9 million. Partially offsetting the increases in 2007 were charges recorded in 2006. In 2006, we recorded a $12.3 million loss on the early extinguishment of the $750.0 million senior term debt issued in December 2005, which was refinanced in April 2006. Additional losses totaling $9.7 million were recorded on the early extinguishment of the portion of the $1.l billion secured term loan of our April 2006 credit facility that was repaid in May 2006 as a result of an equity offering and in November 2006 with excess cash flow. These charges were partially offset by a realized foreign currency gain related to our investment in the LSE of $8.2 million in 2006.

Support Costs From Related Parties, net

Support costs from related parties, net were $33.8 million in 2006. After December 20, 2006, since FINRA is no longer a related party, the regulatory expense is now shown as part of direct expenses. See the description of regulatory expense under “Direct Expenses” above for further discussion.

Other Income (Expense), net

The following table presents the components of other income (expense), net:

	Year Ended December 31,			Percentage Change
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
	(in millions)
Interest income	$34.5	$37.6	$24.6	(8.2)%	52.8%
Interest expense	(86.6)	(72.9)	(91.1)	18.8%	(20.0)%

Net interest expense	(52.1)	(35.3)	(66.5)	47.6%	(46.9)%
Dividend and investment income	8.4	14.7	16.2	(42.9)%	(9.3)%
Income from unconsolidated investees, net	27.3	—	—	#	—
Gain (loss) on foreign currency contracts	(57.9)	44.0	48.4	#	(9.1)%
Asset impairment charges	(42.2)	—	(5.9)	#	#
Gain on sale of strategic initiative	—	431.4	—	#	#
Strategic initiative costs	—	(26.5)	—	#	#

Total other income (expense), net	$(116.5)	$428.3	$(7.8)	#	#

#	Denotes a variance equal to or greater than 100.0%.

Net Interest Expense

Net interest expense was $52.1 million in 2008 compared with $35.3 million in 2007, an increase of $16.8 million. The increase in 2008 was primarily due to:

•	a decrease in interest income due to lower interest rates and the use of cash to fund acquisitions in 2008, partially offset by the inclusion of OMX’s interest income of $16.6 million;

•

an increase in debt issuance amortization costs due to the draw-down of debt to fund the OMX AB business combination, the PHLX acquisition and the Nord Pool transaction, compared to minimal debt issuance costs in 2007 due to the costs being included in general, administrative and other expenses due to the early extinguishment of debt related to the repayment in full of our outstanding debt obligations in September 2007 from the proceeds of the sale of our share capital of the LSE. See Note 7, “Financial Investments, at Fair Value,” to the consolidated financial statements for further discussion; and

•

a higher average outstanding debt balance, partially offset by lower interest rates. Our higher outstanding debt balance was due to the draw-down of debt to fund the OMX AB business combination, the PHLX acquisition and the Nord Pool transaction.

Net interest expense was $35.3 million in 2007 compared with $66.5 million in 2006, a decrease of $31.2 million. The decrease in 2007 was primarily due to higher interest income due to higher cash balances and lower interest expense due to a lower average outstanding debt balance and lower interest rates year over year. Our lower outstanding debt balance was due to the repayment in full and termination of our credit facilities from the proceeds of the sale of our share capital of the LSE. In addition, our lower outstanding debt balance was due to Hellman & Friedman, or H&F, converting $300.0 million of its 3.75% convertible notes to equity and SLP and other partners converting a portion of their 3.75% convertible notes to equity in the fourth quarter of 2007.

Dividend and Investment Income

Dividend and investment income was $8.4 million in 2008 compared with $14.7 million in 2007, a decrease of $6.3 million. Dividend and investment income in 2008 primarily relates to the inclusion of OMX’s and NASDAQ OMX PHLX’s dividend and investment income. Dividend and investment income in 2007 is primarily due to the receipt of ordinary dividends declared from our investment in the LSE.

Dividend and investment income was $14.7 million in 2007 compared with $16.2 million in 2006. Both periods represent ordinary dividends from our investment in the LSE.

Income from Unconsolidated Investees, net

Income recognized from unconsolidated investees, net was $27.3 million in 2008 and primarily relates to the NASDAQ Dubai transaction. In connection with the NASDAQ Dubai transaction, we contributed intangible assets and $50.0 million in cash to NASDAQ Dubai in exchange for a 33  1/3% equity ownership in NASDAQ Dubai. One of the intangible assets contributed was the Nasdaq trade name, which had a zero carrying value on Nasdaq’s books and records prior to the transfer. As a result, we recognized a $26.0 million gain for the difference between Nasdaq’s carrying value and the fair value of the contributed asset on this non-monetary exchange. See “Equity Investment in NASDAQ Dubai,” of Note 3, “Business Combinations,” to the consolidated financial statements for further discussion. Also included is income from our share of the earnings and losses from our ownership in unconsolidated equity method investees.

Gain (Loss) on Foreign Currency Contracts

The loss on foreign currency contracts was $57.9 million in 2008 compared with a gain of $44.0 million in 2007 and a gain of $48.4 million in 2006. The loss in 2008 primarily relates to a forward contract entered into to hedge the NOK cash payment for the Nord Pool transaction ($71.5 million) and our market technology forward currency contracts ($13.4 million), partially offset by gains on forward contracts entered into to hedge the foreign currency exposure on our business combination with OMX AB ($27.0 million).

The gain in 2007 primarily relates to option contracts purchased to hedge the foreign currency exposure on our business combination with OMX AB ($51.8 million), partially offset by a loss on options contracts purchased to hedge the foreign currency exposure on our acquisition bid for the LSE ($7.8 million).

The gain in 2006 relates to our acquisition bid for the LSE. In order to hedge the foreign currency exposure on our acquisition bid for the LSE, we purchased foreign currency option contracts at the time of the bid, which was the fourth quarter of 2006. The fair value of these contracts at December 31, 2006 was $71.7 million and the unrealized gain for the quarter ended December 31, 2006 was $48.4 million.

See Note 17, “Derivative Financial Instruments and Hedging Activities,” to the consolidated financial statements for further discussion.

Asset Impairment Charges

In the fourth quarter of 2008, we recorded a non-cash other-than-temporary impairment charge of $34.9 million related to a long-term available-for-sale investment security. See “Financial Investments,” of Note 2, “Summary of Significant Accounting Policies,” and “Accumulated Other Comprehensive Income,” of Note 14, “Stockholders’ Equity,” to the consolidated financial statements for further discussion. We also recorded a non-cash impairment loss of $7.3 million from the write-down of finite-lived intangibles assets, primarily related to our insurance agency business. See Note 4, “Goodwill and Purchased Intangible Assets,” to the consolidated financial statements for further discussion. In 2006, we recorded write-downs for property and equipment of $5.9 million related to the sale of a building and related assets. See “Valuation of Long-Lived Assets,” of Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements for further discussion.

Gain on Sale of Strategic Initiative

The pre-tax gain on the sale of our strategic initiative was $431.4 million in 2007. The gain represents the sale of our share capital of the LSE and is net of costs directly related to the sale of $18.0 million, primarily broker fees. See Note 7, “Financial Investments, at Fair Value,” to the consolidated financial statements for further discussion.

Strategic Initiative Costs

Strategic initiatives costs were $26.5 million in 2007. We incurred these costs in connection with our strategic initiatives related to the LSE, including our acquisition bid. In conjunction with the lapse of our final offers for the LSE in February 2007, these costs were charged to expense. See Note 7, “Financial Investments, at Fair Value,” to the consolidated financial statements for further discussion.

Minority Interests

Minority interests were $(1.5) million in 2008 compared to $0.1 million in 2007 and $0.9 million in 2006. The 2008 minority interests include $(0.9) million representing 1.2% of OMX income for the period February 27, 2008 to August 27, 2008 (the effective date of the purchase of the remaining minority OMX AB shares). The 2007 and 2006 minority interests relate to Reuters’ investment in the Independent Research Network, a joint venture created to help public companies obtain independent analyst coverage, beginning in the third quarter of 2005. This investment was reduced to zero due to losses incurred at the Independent Research Network and all losses of the Independent Research Network were recorded by us. We have discontinued the Independent Research Network’s operations.

Income Taxes

NASDAQ OMX’s income tax provision was $202.3 million in 2008 compared with $275.5 million in 2007, and was $85.2 million in 2006. The overall effective tax rate was 38.7% in 2008, 34.7% in 2007 and 40.0% in 2006. Although the income tax provision increased from 2006 to 2007, the overall effective tax rate was lower in 2007 primarily due to the utilization of capital loss carry-forwards and a reduction to the reserve for uncertain tax positions. The higher effective tax rate in 2008 when compared to 2007 was primarily due to the other-than-temporary impairment loss of $34.9 million on a long-term available-for-sale investment security, which is not deductible for tax purposes.

The effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of earnings and losses. These same and other factors, including history of pre-tax earnings and losses, are taken into account in assessing the ability to realize deferred tax assets.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” or FIN 48, on January 1, 2007. As a result of the implementation of FIN 48, we recognized a $1.0 million increase to reserves for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings in the consolidated balance sheet. At the adoption date of January 1, 2007, we had $9.2 million of unrecognized tax benefits of which $7.9 million would affect our effective tax rate if recognized. As of December 31, 2007, we had $7.6 million of unrecognized benefits of which $4.0 million would affect our effective tax rate if recognized. As of December 31, 2008, we had $9.2 million of unrecognized benefits of which $5.4 million would affect our effective tax rate if recognized.

Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. We had $1.8 million accrued for interest and penalties, net of tax effect on January 1, 2007. As of December 31, 2007, we had $2.7 million accrued for interest and penalties, net of tax effect. As of December 31, 2008, we had $3.1 million accrued for interest and penalties, net of tax effect.

NASDAQ OMX and its eligible subsidiaries file a consolidated U.S. federal income tax return, and applicable state and local income tax returns and non-U.S. income tax returns. Federal income tax returns for years 2005-2007 are subject to examination by the Internal Revenue Service. Several state tax returns are currently under examination by the respective tax authorities for years 1996-2006 and we are subject to examination for 2007. Non-U.S. tax returns are subject to review by the respective tax authorities for years 2002-2007. We anticipate that the amount of unrecognized tax benefits at December 31, 2008 will significantly decrease in the next twelve months as we expect to settle certain tax audits. The final outcome of such audits cannot yet be determined. We anticipate that such adjustments would not have a material impact on our consolidated financial position or results of operations.

Cost Reductions and Operating Efficiencies

During the past several years, we have taken significant steps to grow our business and enhance our competitive position. We have successfully reduced technology costs, eliminated non-core products, scaled back our workforce and consolidated our real estate facilities and operations.

Charges associated with our cost reduction program and our integration of INET ceased during 2007. In 2007, we incurred charges of approximately $4.1 million in connection with actions we took to improve our operational efficiency as well as to integrate INET. During 2006, we incurred similar charges of approximately $40.9 million. As a result of our cost reduction program and integration of INET, we were able to migrate to a single trading platform, and significantly reduce our depreciation and amortization expense and computer operations and data communications expense. See Note 22, “Cost Reduction Program and INET Integration,” to the consolidated financial statements for further discussion.

Liquidity and Capital Resources

Recent global market and economic conditions have been, and continue to be, disruptive and volatile, having an adverse impact on financial markets in general. As a result of concern about the stability of the markets and the strength of counterparties, many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers resulting in severely diminished liquidity and credit availability. At this time, the extent to which these conditions will persist is unclear. To date, our cost and availability of funding has not been adversely affected by illiquid credit markets and we do not expect it to be materially impacted in the near future.

We require cash to pay our operating expenses, make capital expenditures and service our debt and other long-term liabilities. Our principal source of funds is cash from our operations. In addition, we have obtained funds by selling our common stock in the capital markets. In order to finance our business combination with OMX AB, our acquisition of PHLX and the Nord Pool transaction, we have incurred additional debt and issued shares of our common stock. See Note 9, “Debt Obligations,” and Note 14, “Stockholders’ Equity,” to the consolidated financial statements for further discussion.

In the near term, we expect that our operations will provide sufficient cash to fund our operating expenses, capital expenditures and interest payments on our debt. As of December 31, 2008, our cash and cash equivalents of $565.8 million is primarily invested in money market funds comprised of U.S. government treasury obligations. In the long-term, we may use both internally generated funds and external sources to satisfy our debt and other long-term liabilities.

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

Cash and Cash Equivalents and Changes in Cash Flows

The following tables summarize our cash and cash equivalents and changes in cash flows:

	December 31, 2008	December 31, 2007	Percentage Change
	(in millions)
Cash and cash equivalents(1)	$565.8	$1,325.3	(57.3)%

(1)

As of December 31, 2008, our cash and cash equivalents included $230.8 million of restricted cash which is not available for general use by us due to regulatory and other requirements. There was no restricted cash included in cash and cash equivalents as of December 31, 2007.

	Year Ended December 31,		Percentage Change
	2008	2007
	(in millions)
Cash provided by operating activities	$407.7	$173.2	#
Cash provided by (used in) investing activities	(3,148.6)	1,857.9	#
Cash provided by (used in) financing activities	2,028.9	(1,027.8)	#
Effect of exchange rate changes on cash and cash equivalents	(47.5)	—	#

#	Denotes a variance equal to or greater than 100.0%.

Cash and cash equivalents. Cash and cash equivalents decreased $759.5 million from December 31, 2007 primarily due to cash used in connection with the business combination with OMX AB, as well as the acquisitions of PHLX and BSX, the Nord Pool transaction, our purchase of a majority stake in IDCG and other acquisitions. In addition, we used cash to pay OMX AB debt obligations. This decrease was partially offset by proceeds received from the draw-down of debt to fund the OMX AB business combination, the PHLX acquisition and the Nord Pool transaction, cash acquired in our business combination with OMX AB and positive cash flows from operations. See Note 3, “Business Combinations,” to the consolidated financial statements for further discussion of our business combination, acquisitions and strategic initiative.

Changes in Cash Flows

Cash provided by operating activities. The following items impacted our cash provided by operating activities for the year ended December 31, 2008:

•	Net income of $319.9 million, plus:

•

Non-cash items of approximately $91.6 million comprised primarily of depreciation and amortization expense of $92.6 million, loss on foreign currency contracts of $57.9 million, asset impairment charges of $42.2 million and share-based compensation of $25.7 million, partially offset by deferred taxes, net of $103.1 million and income from unconsolidated investees, net of $27.3 million.

•	Decrease in receivables, net of $31.6 million primarily due to lower Section 31 fees as a result of rate decreases.

•	Increase in accrued personnel costs of $20.9 million primarily due to additional incentive compensation reflecting stronger financial performance.

•	Increase in accounts payable and accrued expenses of $19.8 million primarily due to additional liquidity rebates from increased trade volume.

•	Increase in other liabilities of $17.6 million primarily due to additional SERP liabilities for the NASDAQ OMX PHLX benefit plans.

•	Partially offset by a:

•	Decrease in Section 31 fees payable to SEC of $54.2 million mainly due to lower Section 31 fees as a result of rate decreases.

•

Decrease in deferred revenue of $40.5 million primarily due to a decrease in the initial listing fees deferred revenue balance as a result of a decrease in new listings from 290 new listings during 2007 to 177 new listings during 2008, as well as the amortization of OMX’s annual listing fees.

•

Decrease in other accrued liabilities of $9.0 million primarily due to a decrease in income tax payable as a result of paying the 2007 tax liability related to the sale of our share capital in the LSE.

During the year ended December 31, 2007, the following items impacted our cash provided by operating activities:

•	Net income of $518.4 million, partially offset by:

•

Non-cash items of approximately $407.7 million comprised primarily of the gain on the sale of a strategic initiative of $431.4 million, gain on foreign currency option contracts of $44.0 million and deferred taxes, net of $15.6 million, partially offset by strategic initiative costs of $26.5 million, clearing contract charge of $10.6 million, loss on early extinguishment of debt of $7.0 million and depreciation and amortization expense of $38.9 million.

•

Increase in other accrued liabilities of $63.6 million primarily due to an increase in income tax payable due to the sale of our share capital in the LSE and an increase in pre-tax income. Deferred revenue also increased $7.2 million due to additional Global Listing Services billings. Partially offsetting these items, was a net increase of $18.8 million in assets, primarily due to an increase in receivables due to the recording of additional Section 31 fees and a net decrease of $7.7 million in other operating liabilities.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, accounts receivable collections, share-based compensation and the timing and amount of other payments that we make.

Cash provided by (used in) investing activities. Cash used in investing activities for the year ended December 31, 2008 is primarily due to cash used in connection with the business combination with OMX AB, as well as the acquisitions of PHLX and BSX, the Nord Pool transaction, our purchase of a majority stake in IDCG and other acquisitions, net of cash acquired, as well as the acquisition of 33 1/3% of the equity of NASDAQ Dubai, for total cash paid of $2,998.8 million. In 2007, in conjunction with the lapse of our final offers for the LSE in February 2007, we traded out of foreign currency option contracts which were purchased at the time of the commencement of our bid. These contracts were cash settled for $63.9 million which increased our cash provided by investing activities in 2007.

Cash provided by (used in) financing activities. Cash provided by financing activities for 2008 consisted of the proceeds from the issuance of $475.0 million aggregate principal amount of the 2.50% convertible senior notes and $2,000.0 million in senior secured indebtedness under our Credit Facilities, net of debt issuance costs paid of $53.3 million. See “Credit Facilities” below for further discussion. The proceeds from the 2.50% convertible senior notes and new Credit Facilities were partially offset by the refinancing of $352.9 million of OMX AB outstanding debt obligations at the time of the business combination. In addition, we made a $75.0 million principal payment in 2008 on our $2,000.0 million senior secured term loan facility. Cash used in financing activities for 2007 was primarily due to the repayment in full of our former credit facilities from the proceeds of the sale of the share capital of the LSE.

Capital Resources and Working Capital

Working capital (calculated as current assets less current liabilities) was $372.0 million at December 31, 2008, compared with $1,270.8 million at December 31, 2007, a decrease of $898.8 million, or 70.7%, primarily due to cash used for the business combination with OMX AB, as well as the acquisitions of PHLX and BSX, the Nord Pool transaction, our purchase of a majority stake in IDCG and other acquisitions. We have historically been able to generate sufficient funds from operations to meet working capital requirements. At December 31, 2008, we had debt obligations of $2,518.8 million (excluding interest payments), of which $225.0 million is due within one year. In the first quarter of 2008, in connection with our business combination with OMX AB, we issued $475.0 million aggregate principal amount of convertible senior notes and incurred $1,050.0 million in senior secured indebtedness under our Credit Facilities. In the third quarter of 2008, in connection with our acquisition of PHLX, we drew down an additional $650.0 million and in connection with the Nord Pool transaction, we drew down an additional $300.0 million. See “Credit Facilities” below for further discussion.

At December 31, 2008, none of our lenders were affiliated with NASDAQ OMX, except to the extent, if any, that SLP would be deemed an affiliate of NASDAQ OMX due to its ownership of $118.6 million aggregate principal amount of the 3.75% convertible notes and shares of our common stock and representation on our board of directors.

3.75% Convertible Notes due 2012

As of December 31, 2008, approximately $120.1 million in aggregate principal amount of the 3.75% convertible notes due 2012 remained outstanding, which includes ownership by SLP of $118.6 million.

2.50% Convertible Senior Notes due 2013

In the first quarter of 2008, in connection with the business combination with OMX AB, we completed the offering of $475.0 million aggregate principal amount of 2.50% convertible senior notes due 2013. It is our intent and policy to settle the principal amount of the notes in cash and we are permitted to settle the conversion premium in shares of our common stock or cash.

Credit Facilities

In the first quarter of 2008, we entered into the Credit Facilities to finance the business combination with OMX AB, the acquisition of PHLX and the Nord Pool transaction. The Credit Facilities provide for up to

$2,075.0 million of debt financing, which includes (i) a five-year, $2,000.0 million senior secured term loan facility which consists of (a) a $1,050.0 million term loan facility allocated to the OMX AB business combination, (b) a $650.0 million term loan facility allocated to our acquisition of PHLX and (c) a $300.0 million term loan facility allocated to fund the Nord Pool transaction and (ii) a five-year, $75.0 million senior secured revolving credit facility. At December 31, 2008, the revolving credit facility was unused. Total debt obligations outstanding under the Credit Facilities at December 31, 2008 were $1,925.0 million.

Under the provisions of our Credit Facilities, we are required to maintain approximately 30% of our debt structure on a fixed rate basis for two years from the date of the credit agreement. As such, in August 2008, we entered into interest rate swap agreements that effectively converted $200.0 million of funds borrowed under our Credit Facilities, which is floating rate debt, to a fixed rate basis through August 2011. The interest rate swap was fixed to a LIBOR base rate of 3.73% plus the current credit spread of 200 basis points as of December 31, 2008. The credit spread (not to exceed 200 basis points) is subject to change based upon the leverage ratio in accordance with the Credit Facilities. See Note 17, “Derivative Financial Instruments and Hedging Activities,” to the consolidated financial statements for further discussion.

In addition to the $75.0 million revolving credit facility discussed above, we have credit facilities related to our clearinghouses in order to meet liquidity requirements. These credit facilities, which are available in multiple currencies, primarily Swedish Krona, totaled $245.8 million at December 31, 2008, of which $4.4 million was drawn and was included in other accrued liabilities in the Consolidated Balance Sheets.

See Note 9, “Debt Obligations,” to the consolidated financial statements for further discussion of our 3.75% convertible notes, 2.50% convertible senior notes and Credit Facilities.

Broker-Dealer Net Capital Requirements

Our broker-dealer subsidiaries, Nasdaq Execution Services and NASDAQ Options Services, are subject to regulatory requirements intended to ensure their general financial soundness and liquidity, which require that they comply with minimum capital requirements. At December 31, 2008, Nasdaq Execution Services was required to maintain minimum net capital of $0.3 million and had total net capital of approximately $15.0 million or $14.7 million in excess of the minimum amount required. At December 31, 2008, NASDAQ Options Services was also required to maintain minimum net capital of $0.3 million and had total net capital of approximately $4.7 million or $4.4 million in excess of the minimum amount required.

Other Capital Requirements

NASDAQ Options Services is also required to maintain a $2.0 million minimum level of net capital under our clearing arrangement with the OCC.

Derivative Clearing Operations Regulatory Capital Requirements

We are required to maintain minimum levels of regulatory capital for our clearing operations for NASDAQ OMX Stockholm, NASDAQ OMX Commodities and IDCG. The level of regulatory capital required to be maintained is dependent upon many factors including market conditions and creditworthiness of the counterparty. At December 31, 2008, we had regulatory capital of $519.4 million which is comprised of:

•	$182.1 million of restricted cash;

•	$110.0 million of financial guarantees; and

•	$227.3 million of Swedish government debt securities. These securities are included in financial investments, at fair value in the Consolidated Balance Sheets as of December 31, 2008.

OMX AB Share Purchase

On August 27, 2008, through compulsory acquisition procedures, NASDAQ OMX received advanced title for the remaining 1.2% of OMX AB shares held by OMX AB shareholders for an aggregate consideration of SEK 370.8 million ($61.7 million at August 27, 2008). As a result of the compulsory acquisition procedures, OMX AB is now wholly-owned by NASDAQ OMX. The additional purchase price for the shares acquired was included in other liabilities in the Consolidated Balance Sheets as of December 31, 2008. In accordance with the compulsory acquisition procedures, NASDAQ OMX is required to maintain cash amounts greater than the total amount due, and as such, has segregated SEK 440.0 million ($73.2 million as of August 27, 2008) in other assets in the Consolidated Balance Sheets as of December 31, 2008.

Quantitative and Qualitative Disclosures About Market Risk

As a result of our operating and financing activities, we are exposed to market risks such as interest rate risk, foreign currency exchange rate risk, equity risk and credit risk.

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

Interest Rate Risk

The majority of our financial assets and liabilities are based on floating rates and fixed rates with an outstanding maturity or reset date falling in less than one year. The following table summarizes our significant exposure to interest rate risk as of December 31, 2008:

	Financial Assets	Financial Liabilities	Currency Forwards	Total Net Exposure	Negative impact of a 100 bp adverse shift in interest rate(2)
	(in millions)
Floating rate(1) positions in:
U.S. Dollars	$351.9	$1,725.0	$37.8	$(1,335.3)	$13.4
Swedish Krona	55.8	—	(95.1)	(39.3)	0.4
Danish Krone	2.3	—	110.0	112.3	1.1
Norwegian Krone	115.6	65.7	1.9	51.8	0.5

Fixed rate positions in:
U.S. Dollars(3)	—	793.8	—	(793.8)	—
Swedish Krona(4)	227.3	—	—	227.3	0.3

Total	$752.9	$2,584.5	$54.6	$(1,777.0)	$15.7

(1)	Includes floating rate and fixed interest rates with a maturity or reset date due within 12 months.
(2)	Annualized impact of a 100 basis point parallel adverse shift in the yield curve.
(3)

Includes $200.0 million of our Credit Facilities which was swapped to fixed rate using float-to-fixed interest rate swaps in the third quarter of 2008. See Note 9, “Debt Obligations,” and Note 17, “Derivative Financial Instruments and Hedging Activities,” to the consolidated financial statements for further discussion.

(4)

Primarily consists of our Swedish government debt securities, which are classified as trading investment securities, with an average duration of 0.9 years. See Note 7, “Financial Investments, at Fair Value,” to the consolidated financial statements for further discussion.

We are exposed to cash flow risk on floating rate positions. Because we are a net lender in Swedish Krona, Norwegian Krone and Danish Krone, including currency forward positions, when interest rates in these currencies decrease, net interest and investment income decreases. Based on December 31, 2008 positions, each 1.0% increase in the Swedish Krona, Norwegian Krone and Danish Krone interest rates would impact annual pre-tax income by $2.0 million in total as reflected in the table above. Because we are a net borrower in U.S. dollars including currency forward positions, when interest rates in U.S. dollars increase, our net interest cost increases. Based on December 31, 2008 positions, a 1.0% increase in U.S. dollar interest rates would impact annual pre-tax income by $13.4 million.

We are exposed to a price risk on our fixed rate positions held in our Swedish government debt securities portfolio. At December 31, 2008, fixed rate positions with an average outstanding maturity or reset date falling in more than one year amounted to $227.3 million. A shift of 1.0% of the interest rate curve would in aggregate impact the fair value of these positions by approximately $1.9 million. The average duration of the portfolio was 0.9 years. The net effect of such a yield curve shift taking into account the change in fair value and the increase in interest income would impact annual pre-tax income negatively by $0.3 million.

Foreign Currency Exchange Rate Risk

As an international company, we are subject to currency translation risk. Some of our assets, liabilities, revenues and expenses are denominated in Swedish Krona, Euro and Danish Krone. Assets, liabilities, revenues and expenses of foreign subsidiaries are generally denominated in the local functional currency of such subsidiaries.

Our primary exposure to foreign denominated earnings for the year ended December 31, 2008 is presented by foreign currency in the following table:

	Swedish Krona	Euro	Danish Krone
	(in millions, except currency rate)
Average foreign currency rate to the U.S. dollar in 2008	0.1516	1.4712	0.1963
Average foreign currency rate to the U.S. dollar in 2007	0.1480	1.3709	0.1837
Foreign denominated operating income	$9.9	$119.9	$12.1
Impact of the currency fluctuations(1)	$0.1	$12.0	$0.2

(1)	Represents the impact of currency fluctuations for the year ended December 31, 2008 compared to the same period in 2007.

Equity Risk

Our investments in foreign subsidiaries are exposed to volatility in currency exchange rates through translation of the foreign subsidiaries’ net assets or equity to U.S. dollars. Our primary exposure to this equity risk for the year ended December 31, 2008 is presented by foreign currency in the following table:

	Net Investment	Impact on Consolidated Equity of a 10% Decrease in Foreign Currency
	(millions of dollars)
Swedish Krona	$209.1	$20.9
Euro	95.2	9.5
Danish Krone	124.8	12.5
Norwegian Krone	62.9	6.3

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

Our subsidiaries, Nasdaq Execution Services and NASDAQ Options Services may be exposed to credit risk, due to the default of trading counterparties, in connection with the clearing and routing services that Nasdaq Execution Services and NASDAQ Options Services provide for our trading customers. System trades in equities routed to other market centers for members of The NASDAQ Stock Market are cleared by Nasdaq Execution Services, as a member of the NSCC. System trades in derivative contracts executed in the opening and closing cross and trades routed to other market centers are cleared by NASDAQ Options Services, as a member of the OCC.

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

In addition, through our clearing operations in the derivative markets with NASDAQ OMX Commodities, NASDAQ OMX Stockholm and IDCG, we are the legal counterparty for each derivative position traded and thereby guarantee the fulfillment of each contract. We are required to pledge collateral for commitments with other clearinghouses. The amount of these commitments is calculated on the gross exposure between the clearinghouses. As collateral for these obligations, we have obtained financial guarantees and credit facilities which are guaranteed by us through counter indemnities. At December 31, 2008, these guarantees and credit facilities totaled $636.9 million. We require our customers to pledge collateral and meet certain minimum financial standards to mitigate the risk if they become unable to satisfy their obligations. At December 31, 2008, total customer pledged collateral was $3.5 billion. The pledged collateral is held by a custodian bank. Since these funds are not held by NASDAQ OMX and they are not available for NASDAQ OMX to use, we do not receive any interest income on these funds. We believe that the potential for us to be required to make payments under these arrangements is mitigated through the pledged collateral, our risk management policies and in the case of NASDAQ OMX Commodities a default insurance policy. Accordingly, no contingent liability is recorded in the Consolidated Balance Sheets for these arrangements.

We also have credit risk related to transaction fees that are billed to customers on a monthly basis, in arrears. Our potential exposure to credit losses on these transactions is represented by the receivable balances in our Consolidated Balance Sheets. Our customers are financial institutions whose ability to satisfy their contractual obligations may be impacted by volatile securities markets.

On an ongoing basis we review and evaluate changes in the status of our counterparty’s creditworthiness. Credit losses such as those described above could adversely affect our consolidated financial position and results of operations.

Contractual Obligations and Contingent Commitments

NASDAQ OMX has contractual obligations to make future payments under debt obligations by contract maturity, minimum rental commitments under non-cancelable operating leases, net and other obligations. The following table shows these contractual obligations:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Debt obligations by contract maturity (See Note 9, “Debt Obligations”)(1)	$2,762.1	$299.1	$1,003.3	$1,459.7	$—
Minimum rental commitments under non-cancelable operating leases, net (See Note 18, “Leases”)	380.1	49.6	90.0	72.9	167.6
Other obligations	116.1	25.4	71.6	1.8	17.3

Total	$3,258.3	$374.1	$1,164.9	$1,534.4	$184.9

(1)

Our debt obligations include both principal and interest obligations. The interest on our Credit Facilities reflects the net interest payment after consideration of interest rate swap agreements that effectively converted $200.0 million of our Credit Facility to fixed rate debt. See Note 9, “Debt Obligations,” to the consolidated financial statements for further discussion. A weighted-average interest rate of 3.06% at December 31, 2008 was used to compute the amount of the contractual obligations for interest on our Credit Facilities. For our 3.75% convertible notes, the contractual obligation for interest was calculated on a 360 day basis at the contractual fixed rate of 3.75% multiplied by the remaining aggregate principal amount of $120.1 million at December 31, 2008. The 2.50% convertible senior notes contractual obligation for interest was calculated on a 360 day basis at the contractual fixed rate of 2.50% multiplied by the aggregate principal amount of $475.0 million at December 31, 2008.

Off-Balance Sheet Arrangements

Brokerage Activities

In accordance with FASB Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” or FIN 45, Nasdaq Execution Services and NASDAQ Options Services provide guarantees to securities clearinghouses and exchanges under their standard membership agreements, which require members to guarantee the performance of other members. If a member becomes unable to satisfy its obligations to the clearinghouses, other members would be required to meet its shortfalls. To mitigate these performance risks, the exchanges and clearinghouses often require members to post collateral as well as meet certain minimum financial standards. Nasdaq Execution Services’ and NASDAQ Options Services’ maximum potential liability under these arrangements cannot be quantified. However, we believe that the potential for Nasdaq Execution Services and NASDAQ Options Services to be required to make payments under these arrangements is unlikely. Accordingly, no contingent liability is recorded in the Consolidated Balance Sheets for these arrangements.

Obligations Under Guarantee

In connection with our registration as a national securities exchange, Nasdaq completed an internal reorganization in November 2006. As part of the reorganization, Nasdaq transferred the ownership of some of its subsidiaries, including its broker-dealer subsidiaries, to The NASDAQ Stock Market LLC. The NASDAQ Stock Market LLC assumed Nasdaq’s obligations under the 3.75% convertible notes due October 22, 2012 and the related indenture. NASDAQ OMX guarantees the obligations of The NASDAQ Stock Market LLC under the indenture.

As discussed in Note 9, “Debt Obligations,” to the consolidated financial statements, in the 2007 and 2008, a portion of the 3.75% convertible notes were converted from debt to equity. NASDAQ OMX continues to guarantee the obligations of The NASDAQ Stock Market LLC under the remaining 3.75% convertible notes.

Guarantees Issued and Collateral Received for Clearing Operations

Through our clearing operations in the derivative markets with NASDAQ OMX Commodities, NASDAQ OMX Stockholm and IDCG, we are the legal counterparty for each derivative position traded and thereby guarantee the fulfillment of each contract. We are required to pledge collateral for commitments with other clearinghouses. The amount of these commitments is calculated on the gross exposure between the clearinghouses. As collateral for these obligations, we have obtained financial guarantees and credit facilities which are guaranteed by us through counter indemnities. At December 31, 2008, these guarantees and credit facilities totaled $636.9 million. We require our customers to pledge collateral and meet certain minimum financial standards to mitigate the risk if they become unable to satisfy their obligations. At December 31, 2008, total customer pledged collateral was $3.5 billion. The pledged collateral is held by a custodian bank. Since these funds are not held by NASDAQ OMX and they are not available for NASDAQ OMX to use, we do not receive any interest income on these funds. We believe that the potential for us to be required to make payments under these arrangements is mitigated through the pledged collateral, our risk management policies and in the case of NASDAQ OMX Commodities a default insurance policy. Accordingly, no contingent liability is recorded in the Consolidated Balance Sheets for these arrangements.

Other Guarantees

We have provided guarantees as of December 31, 2008 of $31.3 million, primarily related to obligations for our rental and leasing contracts. We have received financial guarantees from various financial institutions to support these guarantees.

Critical Accounting Policies and Estimates

The preparation of Consolidated Financial Statements in conformity with U.S. GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. The following critical accounting policies are based on, among other things, judgments and assumptions made by management that include inherent risk and uncertainties. Management’s estimates are based on the relevant information available at the end of each period. For a summary of our significant accounting policies, including the accounting policies discussed below, see Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements for further discussion.

Revenue Recognition

Issuer Services Revenues

Global Listing Services

Listing Services revenues in the U.S. include annual renewal fees, listing of additional shares fees and initial listing fees. Annual renewal fees do not require any judgments or assumptions by management as these amounts are recognized ratably over the following 12-month period. However, listing of additional shares fees and initial listing fees are recognized on a straight-line basis over estimated service periods, which are four and six years, respectively, based on our historical listing experience, pursuant to the requirements of SAB Topic 13.

Market Technology Revenues

Market Technology revenues are derived from three primary sources: licensing, support and project revenues, facility management services revenues and other revenues. Revenues related to Market Technology are accounted for in accordance with SOP 97-2, and SOP 81-1, depending upon the terms of the Market Technology contracts.

We may customize our software technology and make significant modifications to the software to meet the needs of our customers. As such, we account for these Market Technology contracts pursuant to the provisions of SOP 81-1. Under contract accounting, total revenues and costs incurred for a customer under a customer contract are deferred and recognized over the final element, generally the post contract support period. We have included the deferral of this revenue in other accrued liabilities and the deferral of costs in other assets in the Consolidated Balance Sheets.

We enter into sales arrangements with customers for software programs, support and other post-contract services. SOP 97-2 sets out precise requirements for establishing VSOE for valuing elements of certain multiple-element arrangements. When VSOE for individual elements of an arrangement cannot be established in accordance with SOP 97-2, revenue is generally deferred and recognized over the term of the final element. We do not have VSOE for certain elements of certain multiple-element arrangements with customers. Therefore, as stated above, for contracts which are accounted for under contract accounting, total revenues and costs incurred for a customer under a customer contract are deferred and recognized over the post contract support period after the significant modifications have been completed.

License, support and project revenues are derived from the system solutions developed and sold by NASDAQ OMX. After we have developed and sold a system solution, the customer licenses the right to use the software. Each project involves individual adaptations to the specific requirements of the customer, for instance, relating to functionality and capacity. When NASDAQ OMX provides a system solution, it undertakes to upgrade, develop and maintain the system and receives regular support revenues for this work which is recognized over the contract period. Under contract accounting, where customization and significant modifications to the software are made to meet the needs of our customers, total revenues as well as costs incurred are deferred until the customization and significant modifications are complete and are then recognized over the support period. The timing of recognition of our deferred Market Technology revenues is dependent upon the timing when significant modifications are made pursuant to the contracts. As such, as it relates to these fees, the timing represents our best estimate.

Reserve for Bad Debts

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

Financial Investments

We account for our financial investments in accordance with SFAS 115. Financial investments, at fair value on the Consolidated Balance Sheets, represent debt securities that are classificed as trading. Changes in fair value of trading investment securities are included in dividend and investment income within other income (expense), net in the Consolidated Statements of Income. Long-term available-for-sale investment securities are carried at fair value in the Consolidated Balance Sheets in other assets with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Realized gains and losses on available-for-sale securities are included in earnings upon disposition of the securities using the specific identification method. In addition, losses are recognized when management determines that a decline in value is other-than-temporary, which requires judgment regarding the amount and timing of recovery. Indicators of other-than-temporary impairment for debt securities include issuer downgrade, default, or bankruptcy. For debt and equity securities we also consider the extent to which cost exceeds fair value, the duration of that difference and management’s judgment about the issuer’s current and prospective financial condition, as well as our intent and ability to hold the security until recovery of the unrealized losses. For equity securities we also consider the performance of the investee’s stock price in relation to industry indexes and review the investee’s credit profile. In the fourth quarter of 2008, we recorded an other-than-temporary impairment loss on a long-term available-for-sale investment security of $34.9 million. This charge was included in asset impairment charges within other income (expense), net in the Consolidated Statements of Income. See “Accumulated Other Comprehensive Income,” of Note 14, “Stockholders’ Equity,” to the consolidated financial statements for further discussion. We did not record any other-than-temporary impairments in December 31, 2007 or 2006.

Fair value of both available-for-sale and trading investment securities are generally obtained from third party pricing sources. When available, quoted market prices are used to determine fair value. If quoted market prices are not available, fair values are estimated using pricing models, where the inputs to those models are based on observable market inputs. The inputs to the valuation models vary by the type of security being priced but are typically benchmark yields, reported trades, broker dealer quotes, and prices of similar assets. Pricing models generally do not entail material subjectivity because the methodologies employed use inputs observed from active markets. See Note 16, “Fair Value of Financial Instruments,” to the consolidated financial statements for further discussion of fair value measures.

Goodwill and Indefinite-Lived Intangible Assets and Related Impairment

Our business acquisitions typically result in the recording of goodwill and intangible assets, and the recorded values of those assets may become impaired in the future. As of December 31, 2008, goodwill totaled approximately $5.4 billion and intangible assets, net of accumulated amortization, totaled approximately $1.8 billion. The determination of the value of such goodwill and intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. In connection with SFAS No. 142, “Goodwill and Other Intangible Assets,” or SFAS 142, we are required to test goodwill for impairment at the reporting unit level annually, or in interim periods if certain events occur indicating that the carrying value may be impaired. We have elected to make the first day of the fourth quarter the annual impairment assessment date for all goodwill and indefinite-lived intangible assets. We assess potential impairments to goodwill and indefinite-lived intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgments regarding the existence of impairment indicators and future cash flows related to goodwill and intangible assets are based on operational performance of our acquired businesses, market conditions, relevant trading multiples of comparable companies, the trading price of our common stock and other factors. Although there are inherent uncertainties in this assessment process, the estimates and assumptions we use are consistent with our internal planning. However, disruptions to our business such as continued economic weakness and unexpected significant declines in operating results of reporting units, may result in our having to perform a goodwill impairment test for some or all of our reporting units prior to the required annual assessment. These types of events and the resulting analysis could result in goodwill or intangible asset impairment charges in the future. For goodwill, if the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill is less than the carrying value. For indefinite-lived intangible assets, impairment exists if the carrying value of the intangible asset exceeds its fair value.

Long-Lived Assets and Related Impairment

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS 144, we assess potential impairments to our long-lived assets, including finite-lived intangible assets and property and equipment, when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. In the third quarter of 2008, we recorded an impairment loss of finite-lived intangible assets of $7.3 million primarily related to our insurance agency business, which is part of Corporate Services within our Issuer Services segment. This charge was included in asset impairment charges within other income (expense), net in the Consolidated Statements of Income. See Note 4, “Goodwill and Purchased Intangible Assets,” for further discussion. In 2006, we recorded write-downs for property and equipment of $5.9 million related to the sale of a building and related assets located in Trumbull, Connecticut. The carrying value of the building and related assets were adjusted to their fair market value less costs to sell, which were determined based on quoted market prices from independent third parties. This charge was also included in asset impairment charges within other income (expense), net in the Consolidated Statements of Income in 2006. No other impairments of long-lived assets were recorded in 2008, 2007 or 2006.

Amortization Periods of Intangible Assets with Finite-Lives

Intangible assets, net, primarily include exchange and clearing registrations, customer relationships, trade names, licenses and technology. Intangible assets with finite-lives are amortized on a straight-line basis over their estimated average useful lives as follows:

•	Technology: 1.5—10 years

•	Customer relationships: 11—30 years

•	Other: 1—10 years

The estimated useful life of developed and new technology is based on the likely duration of benefit to be derived from the technology. We consider such factors as the migration cycle for re-platforming existing technologies and the development of future generations of technology. We also give consideration to paragraph 11 of SFAS 142, and to the pace of the technological changes in the industries in which we sell our products.

The estimated useful life of customer relationships is determined based on an analysis of the historical attrition rates of customers and paragraph 11 of SFAS 142, which includes an analysis of the legal, regulatory, contractual, competitive, economic, or other factors that limit the useful life of customer relationships.

See Note 3, “Business Combinations,” and Note 4, “Goodwill and Purchased Intangible Assets,” to the consolidated financial statements for further discussion of intangible assets.

Share-Based Compensation

We account for share-based compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees including employee stock options, restricted stock, performance share units, or PSUs, and certain employee stock purchase plans, based on estimated fair values.

We estimate the fair value of share-based awards using the Black-Scholes valuation model. Assumptions used in the Black-Scholes valuation model include the expected life of the award, the weighted-average risk free rate, the expected volatility, and the dividend yield. Our computation of expected life is based on historical exercise patterns. The risk free interest rate for periods within the expected life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. Our computation of expected volatility is based on a combination of historical and market-based implied volatility. Our Credit Facilities restrict our ability to pay dividends. Before our Credit Facilities were in place, it was not our policy to declare or pay cash dividends on our common stock.

See Note 12, “Share-Based Compensation,” to the consolidated financial statements for further discussion.

Income Taxes

Estimates and judgments are required in the calculation of certain tax liabilities and in the determination of the recoverability of certain deferred tax assets, which arise from net operating loss carryforwards, tax credit carryforwards and temporary differences between the tax and financial statement recognition of revenue and expense. SFAS No. 109, “Accounting for Income Taxes,” or SFAS 109, requires that deferred tax assets be reduced by a valuation allowance, if it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. We adopted the provisions of FIN 48, on January 1, 2007. FIN 48 requires management to determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the recognition thresholds, the position is measured to determine the amount of benefit to be recognized in the consolidated financial statements. Interest and/or penalties related to income tax matters are recognized in income tax expense.

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

Pension and Post-Retirement Benefits

Pension and other post-retirement benefit plan information for financial reporting purposes is developed using actuarial valuations. We assess our pension and other post-retirement benefit plan assumptions on a regular basis. In evaluating these assumptions, we consider many factors, including evaluation of the discount rate, expected rate of return on plan assets, healthcare cost trend rate, retirement age assumption, our historical assumptions compared with actual results and analysis of current market conditions and asset allocations. See Note 11, “Employee Benefits,” to the consolidated financial statements for further discussion.

Discount rates used for pension and other post-retirement benefit plan calculations are evaluated annually and modified to reflect the prevailing market rates at the measurement date of a high-quality fixed-income debt instrument portfolio that would provide the future cash flows needed to pay the benefits included in the benefit obligations as they come due. Actuarial assumptions are based upon management’s best estimates and judgment.

The expected rate of return on plan assets for our U.S. pension plans represents our long-term assessment of return expectations which may change based on significant shifts in economic and financial market conditions. The long-term rate of return on plan assets is derived from return assumptions based on targeted allocations for various asset classes. While we consider the pension plans’ recent performance and other economic growth and inflation factors, which are supported by long-term historical data, the return expectations for the targeted asset categories represents a long-term prospective return.

Software Costs

We capitalize and amortize significant purchased application software and operational software that are an integral part of computer hardware on the straight-line method over their estimated useful lives, generally two to five years. We expense other purchased software as incurred.

NASDAQ OMX uses Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” or SOP 98-1, for accounting for internally developed software. SOP 98-1 requires that certain costs incurred in connection with developing or obtaining internal use software be capitalized. We capitalize internal and third party costs incurred in connection with the development of internal use software.

The provisions of SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” or SFAS 86, which apply to our Market Technology segment, specify the accounting for the costs of computer software to be sold, leased, or otherwise marketed as a separate product or as part of a product or process. In accordance with SFAS 86, software development expenses are capitalized after the product has reached technological feasibility. Technological feasibility is established upon completion of a detail program design or, in its absence, completion. Thereafter, all software production costs shall be capitalized. Prior to reaching technological feasibility, all costs are charged to expense. Capitalized costs are amortized on a straight-line basis over the remaining estimated economic life of the product and are included in depreciation and amortization expense in the Consolidated Statements of Income.

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

SFAS No. 159—In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS 159. SFAS 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities at fair value (“the fair value option”). SFAS 159 is expected to expand the use of fair value accounting but does not affect existing standards which require certain assets or liabilities to be carried at fair value. SFAS 159 provides an option for most financial assets and liabilities to be reported at fair value on an instrument-by-instrument basis with changes in fair value reported in earnings. After the initial adoption, the election is made at the acquisition of a financial asset, financial liability, or a firm commitment and it may not be revoked. SFAS 159 provides an opportunity to mitigate volatility in reported earnings that was caused by measuring hedged assets and liabilities that were previously required to use an accounting method other than fair value, while the related economic hedges were reported at fair value. SFAS 159 was effective for us on January 1, 2008. We have considered the fair value option and decided not to elect the option upon adoption. We will continue to consider the fair value option upon acquiring assets and liabilities that would fall under this option and may elect it in future periods.

Recently Issued Accounting Pronouncements

SFAS No. 141(R) and SFAS 160—In December 2007, the FASB issued SFAS No. 141(R)(revised 2007), “Business Combinations,” or SFAS 141(R), which revised SFAS No. 141, “Business Combinations,” or SFAS 141, and FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” or SFAS 160. These FASBs are effective for us on a prospective basis on January 1, 2009.

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

SFAS No. 161—In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” or SFAS 161. SFAS 161 expands the disclosure requirements for derivative instruments and hedging activities and specifically requires entities to provide enhanced disclosures concerning:

•	How and why an entity uses derivative instruments;

•	How derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or SFAS 133; and

•	How derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.

SFAS 161 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS 161 is effective for us on January 1, 2009.

FASB Staff Position APB No. 14-1— In May 2008, the FASB issued FSP APB No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion,” or FSP APB 14-1. FSP APB 14-1 will require us to separately account for the liability and equity components of the convertible debt instrument in a manner that reflects our nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1will require bifurcation of a component of the debt, classification of that component in equity and then accretion of the resulting discount on the debt as part of interest expense being reflected in the income statement. FSP APB 14-1 will be effective for us on January 1, 2009 and we are required to adopt FSP APB 14-1 in the first quarter of 2009. FSP APB 14-1 will not permit early application and will require retrospective application to all periods presented. We will adjust our previously issued consolidated financial statements to reflect the change in interest expense and reclassification of debt to equity as a result of implementing FSP APB 14-1. Based on our current assumptions, we expect that the implementation of FSP APB 14-1 will increase our reported interest expense by approximately $13 million for 2008. Additionally, we expect that the reclassification of debt obligations to stockholders’ equity will be approximately $85 million for the year-ended December 31, 2008.

Summarized Quarterly Financial Data (Unaudited)

	1st Qtr 2008	2nd Qtr 2008	3rd Qtr 2008	4th Qtr 2008
	(in thousands, except per share amounts)
Total revenues	$813,826	$821,478	$989,673	$1,023,716
Cost of revenues	(535,494)	(441,325)	(590,635)	(621,161)

Revenues less liquidity rebates, brokerage, clearance and exchange fees	278,332	380,153	399,038	402,555
Total operating expenses	145,313	225,331	226,696	222,553

Operating income	133,019	154,822	172,342	180,002

Net income	$121,363	$101,637	$60,116	$36,764

Basic earnings per share	$0.75	$0.51	$0.30	$0.18

Diluted earnings per share	$0.69	$0.48	$0.28	$0.17

	1st Qtr 2007	2nd Qtr 2007	3rd Qtr 2007	4th Qtr 2007
Total revenues	$561,947	$558,201	$651,961	$664,484
Cost of revenues	(369,880)	(359,521)	(442,017)	(452,935)

Revenues less liquidity rebates, brokerage, clearance and exchange fees	192,067	198,680	209,944	211,549
Total operating expenses	110,665	99,829	126,238	110,068

Operating income	81,402	98,851	83,706	101,481
Net income	$18,316	$56,128	$364,993	$78,963

Basic earnings per share	$0.16	$0.50	$3.23	$0.63

Diluted earnings per share	$0.14	$0.39	$2.41	$0.52

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Information about quantitative and qualitative disclosures about market risk is incorporated herein by reference from “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk.”

Item 8. Financial Statements and Supplementary Data.

NASDAQ OMX’s consolidated financial statements, including consolidated balance sheets as of December 31, 2008 and 2007, consolidated statements of income for the years ended December 31, 2008, 2007 and 2006, consolidated statements of changes in stockholders’ equity for the years ended December 31, 2008, 2007 and 2006, consolidated statements of cash flows for the years ended December 31, 2008, 2007 and 2006 and notes to our consolidated financial statements, together with a report thereon of Ernst & Young LLP, dated February 26, 2009, are attached hereto as pages F-1 through F-92 and incorporated by reference herein.

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

(b). Internal controls over financial reporting. On February 27, 2008, Nasdaq completed its acquisition of OMX AB, on July 24, 2008, NASDAQ OMX completed its acquisition of PHLX and on October 21, 2008 NASDAQ OMX completed its acquisition of certain businesses of Nord Pool. Management has considered these transactions material to the results of operations, cash flows and financial position from the date of the acquisitions through December 31, 2008, and believes that the internal controls and procedures of both acquisitions have a material effect on internal controls over financial reporting. In accordance with SEC guidance, management has elected to exclude OMX, NASDAQ OMX PHLX and NASDAQ OMX Commodities from its December 31, 2008 assessment of and report on internal controls over financial reporting. NASDAQ OMX is currently in the process of incorporating the internal controls and procedures of OMX, NASDAQ OMX PHLX and NASDAQ OMX Commodities into the internal controls over financial reporting for our assessment of and report on internal controls over financial reporting for December 31, 2009. There have been no other changes in NASDAQ OMX’s internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during NASDAQ OMX’s 2008 fiscal year that have materially affected, or are reasonably likely to materially affect, NASDAQ OMX’s internal controls over financial reporting.

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

Management is also responsible for establishing and maintaining adequate internal control over NASDAQ OMX’s financial reporting. We maintain a system of internal control that is designed to provide reasonable assurance as to the fair and reliable preparation and presentation of the consolidated financial statements, as well as to safeguard assets from unauthorized use or disposition that could have a material effect on the financial statements.

Our management assessed the effectiveness of our internal control over financial reporting, as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, based on its assessment, our management believes that, as of December 31, 2008, our internal control over financial reporting is effective.

Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include, in accordance with SEC guidance, the internal controls of OMX, NASDAQ OMX PHLX and NASDAQ OMX Commodities operations which are included in the 2008 consolidated financial statements and in 2008 reflect total assets constituting 82% of consolidated total assets including 70% of goodwill, intangible assets, net and market value, outstanding derivative positions, 62% of consolidated liabilities and approximately 37% of the gross margin of consolidated results.

Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on NASDAQ OMX’s internal control over financial reporting, which is include herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of The NASDAQ OMX Group, Inc.

We have audited The NASDAQ OMX Group Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The NASDAQ OMX Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of OMX AB (including Nord Pool) and the Philadelphia Stock Exchange, Inc., which are included in the 2008 consolidated financial statements of The NASDAQ OMX Group, Inc. and constituted 82% of total assets as of December 31, 2008 which includes 70% related to goodwill, intangible assets, net and market value, outstanding derivative positions and 37% and 15% of Revenues less liquidity rebates, brokerage, clearance and exchange fees and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of The NASDAQ OMX Group, Inc. also did not include an evaluation of the internal control over financial reporting of OMX AB, the Philadelphia Stock Exchange, Inc, or Nord Pool.

In our opinion, The NASDAQ OMX Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The NASDAQ OMX Group, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of The NASDAQ OMX Group, Inc. and our report dated February 26, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

February 26, 2009

Item 9B. Other Information.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Information about NASDAQ OMX’s directors, as required by Item 401 of Regulation S-K, is incorporated by reference from the discussion under the caption “Proposal I: Election of Directors” in NASDAQ OMX’s proxy statement for the 2009 Annual Meeting of Stockholders, or the Proxy. Information about NASDAQ OMX’s executive officers, as required by Item 401 of Regulation S-K, is incorporated by reference from the discussion under the caption “Executive Officers of NASDAQ OMX” in the Proxy. Information about Section 16 reports, as required by Item 405 of Regulation S-K, is incorporated by reference from the discussion under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy. Information about NASDAQ OMX’s code of ethics, as required by Item 406 of Regulation S-K, is incorporated by reference from the discussion under the caption “NASDAQ OMX Corporate Governance Guidelines and Code of Ethics” in the Proxy. Information about NASDAQ OMX’s nomination procedures, audit committee and audit committee financial experts, as required by Items 407(c)(3), 407(d)(4) and 407(d)(5) of Regulation S-K, is incorporated by reference from the discussion under the caption “Proposal I: Election of Directors” in the Proxy.

Item 11. Executive Compensation.

Information about NASDAQ OMX’s director and executive compensation, as required by Items 402, 407(e)(4) and 407(e)(5) of Regulation S-K, is incorporated by reference from the discussion under the captions “Compensation Discussion and Analysis,” “Director Compensation” and “Executive Compensation” in the Proxy.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information about security ownership of certain beneficial owners and management, as required by Item 403 of Regulation S-K, is incorporated by reference from the discussion under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy.

Equity Compensation Plan Information

NASDAQ OMX’s Equity Plan provides for the issuance of our equity securities to officers and other employees, directors and consultants. In addition, U.S. employees of NASDAQ OMX and its subsidiaries are eligible to participate in the NASDAQ OMX 2000 Employee Stock Purchase Plan, or ESPP, at 85.0% of the fair market value of our common stock on the price calculation date. The Equity Plan and the ESPP have been approved previously by our stockholders. In 2003, we granted non-qualified stock options for 1,000,000 shares of common stock and 100,000 shares of restricted stock to Robert Greifeld, our Chief Executive Officer, as inducement awards to secure his employment with NASDAQ OMX. These two inducement awards were outside of the Equity Plan. The following table sets forth information regarding outstanding options and shares reserved for future issuance under all of NASDAQ OMX’s compensation plans as of December 31, 2008.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)(1)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))(c)
Equity compensation plans approved by stockholders	10,026,905		$19.27	6,280,203	(2)
Equity compensation plans not approved by stockholders	700,000	(3)(4)	$5.28
Total	10,726,905		$18.08	6,280,203	(2)

(1)

The amounts in this column include only the number of shares to be issued upon exercise of outstanding options, warrants and rights. At December 31, 2008, we also had 2,516,440 shares to be issued upon vesting of outstanding restricted stock awards, restricted stock units and performance share units.

(2)	This amount includes 5,464,742 shares of common stock that may be awarded pursuant to the Equity Plan and 815,461 shares of common stock that may be issued pursuant to the ESPP.
(3)

Mr. Greifeld received an inducement award of non-qualified stock options exercisable for 1,000,000 shares of common stock pursuant to the terms of his 2003 employment agreement, of which he has exercised 300,000 shares. The award was granted on April 15, 2003 at an exercise price of $5.28 per share and expires on April 15, 2013. The option became exercisable with respect to 250,000 shares on July 10, 2003 and became exercisable with respect to 250,000 shares on each of April 15, 2004, 2005 and 2006. In the event Mr. Greifeld’s employment is terminated by NASDAQ OMX for cause or by Mr. Greifeld without good reason (each as defined in his 2003 employment agreement), the vested options will remain exercisable for a period ending on the earlier of ten days after termination or the expiration date. In the event Mr. Greifeld’s employment is terminated by NASDAQ OMX without cause, by Mr. Greifeld for good reason or in the event of death or disability, Mr. Greifeld would have the earlier of 24 months after the termination date or the expiration date to exercise the vested options. If Mr. Greifeld’s employment terminates as a result of retirement (as defined in his 2003 employment agreement), he would have the earlier of 370 days or the expiration date to exercise the vested options. In the event Mr. Greifeld’s employment terminates as a result of a non-renewal by NASDAQ OMX, any vested options will be exercisable until the earlier of 24 months from termination or the expiration date. This inducement award is transferable by Mr. Greifeld only to certain immediate family members or to a trust or other entity for the exclusive benefit of such immediate family members.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information about certain relationships and related transactions, as required by Item 404 of Regulation S-K, is incorporated herein by reference from the discussion under the caption “Certain Relationships and Related Transactions” in the Proxy. Information about director independence, as required by Item 407(a) of Regulation S-K, is incorporated herein by reference from the discussion under the caption “Proposal I: Election of Directors” in the Proxy.

Item 14. Principal Accountant Fees and Services.

Information about principal accountant fees and services, as required by Item 9(e) of Schedule 14A, is incorporated herein by reference from the discussion under the caption “Proposal II: Ratify the Appointment of Independent Registered Public Accounting Firm” in the Proxy.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

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

(a)(3) Exhibits

Exhibit Index

Exhibit Number
3.1	Restated Certificate of Incorporation of Nasdaq (incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed on November 14, 2003).

3.1.1	Certificate of Amendment of the Restated Certificate of Incorporation of Nasdaq filed on May 25, 2005 (incorporated herein by reference to Exhibit 3.1.1 to the Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 15, 2006).

3.1.2	Certificate of Amendment of the Restated Certificate of Incorporation of Nasdaq filed on March 13, 2006 (incorporated herein by reference to Exhibit 3.1.2 to the Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 15, 2006).

3.1.3	Certificate of Amendment of the Restated Certificate of Incorporation of Nasdaq filed on August 1, 2006 (incorporated herein by reference to Exhibit 3.1.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed on November 8, 2006).

3.1.4	Certificate of Amendment to the Restated Certificate of Incorporation of Nasdaq filed on February 27, 2008 (incorporated herein by reference to the language appearing under the caption “Approval of an Amendment to Nasdaq’s Restated Certificate of Incorporation to Change Nasdaq’s Name to “The NASDAQ OMX Group, Inc.” beginning on page 44 of the Definitive Proxy Statement filed on November 19, 2007).

Exhibit Number
3.1.5	Certificate of Designations, Preferences and Rights of Series C Cumulative Preferred Stock of Nasdaq (incorporated herein by reference to Exhibit 5.03 to the Current Report on Form 8-K filed on December 1, 2004).

3.1.6	Certificate of Designations, Preferences and Rights of Series D Cumulative Preferred Stock of Nasdaq (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 20, 2005).

3.1.7	Certificate of Elimination (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 4, 2006).

3.2	By-laws of The NASDAQ OMX Group, Inc. (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on July 29, 2008).

4.1	Form of Common Stock certificate (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form 10 filed on April 30, 2001).

4.2	Securities Purchase Agreement, dated as of April 22, 2005, between Norway Acquisition SPV, LLC and Nasdaq (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on April 28, 2005).

4.3	Indenture, dated as of April 22, 2005, between Nasdaq and Law Debenture Trust Company of New York, as Trustee (incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on April 28, 2005).

4.3.1	First Supplemental Indenture, dated as of December 8, 2005, between Nasdaq and Law Debenture Trust Company of New York (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on December 14, 2005).

4.3.2	Second Supplemental Indenture, dated as of November 9, 2006, among Nasdaq, The NASDAQ Stock Market LLC and Law Debenture Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.4.2 to the Annual Report on Form 10-K filed on February 28, 2007).

4.4	Amended and Restated Securityholders Agreement, dated as of April 22, 2005, among Norway Acquisition SPV, LLC, Hellman & Friedman Capital Partners IV, L.P., H&F Executive Fund IV, L.P., H&F International Partners IV-A, L.P., and H&F International Partners IV-B, L.P., Silver Lake Partners TSA, L.P., Silver Lake Investors, L.P., VAB Investors, LLC and Integral Capital Partners VI, L.P. (incorporated herein by reference to Exhibit 4.5 to the Current Report on Form 8-K filed on April 28, 2005).

4.5	Registration Rights Agreement, dated as of April 22, 2005, among Nasdaq, Hellman & Friedman Capital Partners IV, L.P., H&F Executive Fund IV, L.P., H&F International Partners IV-A, L.P., and H&F International Partners IV-B, L.P., Silver Lake Partners TSA, L.P., Silver Lake Investors, L.P., VAB Investors, LLC and Integral Capital Partners VI, L.P. (incorporated herein by reference to Exhibit 4.4 to the Current Report on Form 8-K filed on April 28, 2005).

4.6	Purchase Agreement, dated February 20, 2008, among Nasdaq, J.P. Morgan Securities Inc. and Banc of America Securities LLC (as Initial Purchasers) (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 21, 2008).

4.7	Indenture, dated as February 26, 2008, between Nasdaq and The Bank of New York (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 3, 2008)

4.8	Form of 2.50% Convertible Senior Note due 2013 (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on March 3, 2008).

Exhibit Number
4.9	Registration Rights Agreement, dated February 26, 2008, among The NASDAQ OMX Group, Inc., J.P. Morgan Securities Inc. and Banc of America Securities LLC (incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on March 3, 2008).

4.10	The NASDAQ OMX Group Inc.’s Stockholders’ Agreement, dated as of February 27, 2008, between The NASDAQ OMX Group, Inc. and Borse Dubai Limited (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 3, 2008).

4.10.1	First Amendment to The NASDAQ OMX Group Inc.’s Stockholders’ Agreement, dated as of February 19, 2009, between The NASDAQ OMX Group, Inc. and Borse Dubai Limited.

4.11	Registration Rights Agreement, dated as of February 27, 2008, among The NASDAQ OMX Group, Inc., Borse Dubai Limited and Borse Dubai Nasdaq Share Trust (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on March 3, 2008).

4.11.1	First Amendment to Registration Rights Agreement, dated as of February 19, 2009, among The NASDAQ OMX Group, Inc., Borse Dubai Limited and Borse Dubai Nasdaq Share Trust.

10.1	Amended and Restated Board Compensation Policy, approved as of December 17, 2008.*

10.2	Amended and Restated Executive Corporate Incentive Plan, dated as of December 17, 2008.*

10.3	Form of NASDAQ OMX Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.5 to the Annual Report on Form 10-K for the year ended December 31, 2007 filed on February 25, 2008).*

10.4	Form of NASDAQ OMX Restricted Stock Award Agreement (directors) (incorporated herein by reference to Exhibit 10.7 to the Annual Report on Form 10-K for the year ended December 31, 2006 filed on February 28, 2007).*

10.5	Form of NASDAQ OMX Performance Share Unit Agreement (incorporated herein by reference to Exhibit 10.8 to the Annual Report on Form 10-K for the year ended December 31, 2007 filed on February 25, 2008).*

10.6	Amended and Restated Supplemental Executive Retirement Plan, dated as of December 17, 2008.*

10.6.1	Amendment No. 1 to Amended and Restated Supplemental Executive Retirement Plan, effective as of December 31, 2008.*

10.7	The NASDAQ OMX Group, Inc. Supplemental Employer Retirement Contribution Plan, dated as of December 17, 2008.*

10.8	Employment Agreement by and between Nasdaq and Robert Greifeld, effective as of January 1, 2007 (incorporated herein by reference to Exhibit 10.5 to the Annual Report on Form 10-K filed on February 28, 2007).*

10.8.1	Amendment to Employment Agreement by and between NASDAQ OMX and Robert Greifeld, effective as of December 31, 2008.*

10.9	Nonqualified Stock Option Agreement, dated as of February 21, 2008, between Nasdaq and Robert Greifeld (incorporated herein by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the year ended December 31, 2007 filed on February 25, 2008).*

10.10	2007 Performance Share Unit Agreement, dated as of February 21, 2008, between Nasdaq and Robert Greifeld (incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 2007 filed on February 25, 2008).*

Exhibit Number
10.11	2008 Performance Share Unit Agreement, dated as of February 21, 2008, between Nasdaq and Robert Greifeld (incorporated herein by reference to Exhibit 10.15 to the Annual Report on Form 10-K for the year ended December 31, 2007 filed on February 25, 2008).*

10.12	Form of Amended and Restated Letter Agreement, effective as of December 31, 2008, between NASDAQ OMX and Certain Executive Officers.*

10.13	Employment Agreement between Nasdaq and Edward Knight, effective as of December 29, 2000 Nasdaq (incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 31, 2003).*

10.13.1	First Amendment to Employment Agreement between Nasdaq and Edward Knight, effective February 1, 2002 Nasdaq (incorporated herein by reference to Exhibit 10.14.1 to the Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 31, 2003).*

10.13.2	Second Amendment to Employment Agreement between NASDAQ OMX and Edward Knight, effective as of December 31, 2008.*

10.14	Letter Agreement, dated as of September 19, 2007, among Nasdaq, Nightingale Acquisition Limited and Borse Dubai Limited (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on November 9, 2007).

10.15	Terms of Sale, dated as of September 21, 2007, among UBS Limited, J.P. Morgan Securities Ltd. and Nightingale Acquisition Limited (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on November 9, 2007).

10.16	Transaction Agreement, dated as of May 25, 2007, between OMX AB and Nasdaq (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 31, 2007).

10.16.1	Supplement, dated as of September 20, 2007, between OMX AB and Nasdaq (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on November 9, 2007).

10.16.2	Letter Agreement, dated as of January 2, 2008, between OMX AB and Nasdaq (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 7, 2008).

10.17	OMX Transaction Agreement, dated as of November 15, 2007, among Nasdaq, Borse Dubai Limited and BD Stockholm AB (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 16, 2007).

10.17.1	Amendment to the OMX Transaction Agreement, dated as of February 27, 2008, among Nasdaq, Borse Dubai Limited and BD Stockholm AB (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 3, 2008).

10.18	DIFX Transaction Agreement, dated as of November 15, 2007, among Nasdaq, Borse Dubai Limited and Dubai International Financial Exchange Limited (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on November 16, 2007).

10.19	Agreement and Plan of Merger, dated as of November 6, 2007, among Nasdaq, Pinnacle Merger Corporation, Philadelphia Stock Exchange, Inc., and Citadel Derivatives Group LLC (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on November 7, 2007).

10.20	Share Purchase Agreement, dated as of February 21, 2008, between Nord Pool ASA and OMX AB (publ).

Exhibit Number
10.21	Credit Agreement, dated February 27, 2008, among NASDAQ OMX, the Lenders party thereto, Bank of America, N.A., as Administrative Agent, Collateral Agent, Swingline Lender and Issuing Bank, and JPMorgan Chase Bank, N.A., as Syndication Agent, and the other parties thereto (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on March 3, 2008).

10.21.1	Amendment No. 1 to Credit Agreement and Collateral Agreement, dated as of December 4, 2008, among NASDAQ OMX, the Lenders party thereto, Bank of America, N.A., as Administrative Agent, Collateral Agent, Swingline Lender and Issuing Bank, and JPMorgan Chase Bank, N.A., as Syndication Agent, and the other parties thereto.

11	Statement regarding computation of per share earnings (incorporated herein by reference from Note 15 to the consolidated financial statements under Part II, Item 8 of this Form 10-K).

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	List of all subsidiaries.

23.1	Consent of Ernst & Young.

24.1	Powers of Attorney.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.

*	Management contract or compensatory plan or arrangement.

(b)	Exhibits:

See Item 15(a)(3) above.

(c)	Financial Statement Schedules:

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2009.

THE NASDAQ OMX GROUP, INC.

By	/s/ ROBERT GREIFELD
Name:	Robert Greifeld
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 26, 2009.

Name	Title

/s/ ROBERT GREIFELD Robert Greifeld	Chief Executive Officer and Director (Principal Executive Officer)

/s/ DAVID P. WARREN David P. Warren	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ RONALD HASSEN Ronald Hassen	Senior Vice President and Controller (Principal Accounting Officer)

* H. Furlong Baldwin	Chairman of the Board

* Urban Bäckström	Deputy Chairman of the Board

* Soud Ba’alawy	Director

* Michael Casey	Director

* Lon Gorman	Director

* Glenn H. Hutchins	Director

* Birgitta Kantola	Director

* Essa Kazim	Director

Name	Title

* John D. Markese	Director

* Hans Munk Nielsen	Director

* Thomas F. O’Neill	Director

* James S. Riepe	Director

* Michael R. Splinter	Director

* Lars Wedenborn	Director

* Deborah L. Wince-Smith	Director

*	Pursuant to Power of Attorney

By:	/s/ EDWARD S. KNIGHT
Edward S. Knight
Attorney-in-Fact

THE NASDAQ OMX GROUP, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

The following consolidated financial statements of The NASDAQ OMX Group, Inc. and its subsidiaries are presented herein on the page indicated:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of The NASDAQ OMX Group, Inc.

We have audited the accompanying consolidated balance sheets of The NASDAQ OMX Group, Inc. (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The NASDAQ OMX Group, Inc. at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The NASDAQ OMX Group, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

February 26, 2009

The NASDAQ OMX Group, Inc.

Consolidated Balance Sheets

(in thousands, except share and par value amounts)

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$565,760	$1,325,314
Financial investments, at fair value	227,305	—
Receivables, net	338,564	249,524
Deferred tax assets	41,300	10,794
Market value, outstanding derivative positions	4,121,797	—
Other current assets	140,726	96,385

Total current assets	5,435,452	1,682,017
Property and equipment, net	182,943	64,523
Non-current deferred tax assets	644,112	63,279
Goodwill	4,492,422	980,736
Intangible assets, net	1,582,864	181,612
Other assets	357,082	7,230

Total assets	$12,694,875	$2,979,397

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$242,356	$115,114
Section 31 fees payable to SEC	49,382	103,574
Accrued personnel costs	156,795	64,625
Deferred revenue	86,328	60,537
Other accrued liabilities	165,267	58,540
Deferred tax liabilities	14,284	8,807
Market value, outstanding derivative positions	4,121,797	—
Current portion of debt obligations	225,000	—

Total current liabilities	5,061,209	411,197
Debt obligations	2,293,756	118,438
Non-current deferred tax liabilities	671,933	91,811
Non-current deferred revenue	109,291	94,045
Other liabilities	300,241	55,623

Total liabilities	8,436,430	771,114
Minority interests	17,023	—

Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value, 300,000,000 shares authorized, shares issued: 202,188,144 at December 31, 2008 and 139,096,762 at December 31, 2007; shares outstanding: 201,896,700 at December 31, 2008 and 138,869,150 at December 31, 2007	2,023	1,393
Preferred stock, 30,000,000 shares authorized, none issued or outstanding	—	—
Additional paid-in capital	3,518,481	1,189,224
Common stock in treasury, at cost: 291,444 shares at December 31, 2008 and 227,612 shares at December 31, 2007	(10,350)	(8,035)
Accumulated other comprehensive income (loss)	(619,010)	(4,697)
Retained earnings	1,350,278	1,030,398

Total stockholders’ equity	4,241,422	2,208,283

Total liabilities, minority interests and stockholders’ equity	$12,694,875	$2,979,397

See accompanying notes to consolidated financial statements.

The NASDAQ OMX Group, Inc.

Consolidated Statements of Income

(in thousands, except per share amounts)

	Year Ended December 31,
	2008	2007	2006
Revenues
Market Services	$3,207,294	$2,152,390	$1,408,297
Issuer Services	330,594	283,885	249,016
Market Technology	106,151	—	—
Other	4,654	317	463

Total revenues	3,648,693	2,436,592	1,657,776
Cost of revenues
Liquidity rebates	(1,744,294)	(1,049,812)	(644,860)
Brokerage, clearance and exchange fees	(444,321)	(574,541)	(325,521)

Total cost of revenues	(2,188,615)	(1,624,353)	(970,381)

Revenues less liquidity rebates, brokerage, clearance and exchange fees	1,460,078	812,239	687,395

Operating Expenses
Compensation and benefits	400,960	200,369	195,662
Marketing and advertising	18,613	20,822	20,522
Depreciation and amortization	92,578	38,890	70,916
Professional and contract services	71,895	32,113	32,038
Computer operations and data communications	54,471	28,694	41,472
Occupancy	65,174	34,556	34,125
Regulatory	28,943	28,865	—
Merger expenses	25,383	—	—
General, administrative and other	61,876	62,491	38,843

Total direct expenses	819,893	446,800	433,578
Support costs from related parties, net	—	—	33,771

Total operating expenses	819,893	446,800	467,349

Operating income	640,185	365,439	220,046
Other income (expense), net	(116,537)	428,368	(7,803)
Minority interest	(1,484)	96	902

Income before income taxes	522,164	793,903	213,145
Income tax provision	202,284	275,502	85,252

Net income	$319,880	$518,401	$127,893

Net income applicable to common stockholders:
Net income	$319,880	$518,401	$127,893
Preferred stock:
Dividends declared	—	—	(359)
Accretion of preferred stock	—	—	(331)

Net income applicable to common stockholders	$319,880	$518,401	$127,203

Basic and diluted earnings per share:
Basic earnings per share	$1.68	$4.47	$1.22

Diluted earnings per share	$1.58	$3.46	$0.95

See accompanying notes to consolidated financial statements.

The NASDAQ OMX GROUP, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

	Number of Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Common Stock in Treasury	Preferred Stock Series C and D	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Deferred Stock Compensation	Common Stock Issuable	Total
Balance at January 1, 2006	83,148,909	$1,307	$383,669	$(613,369)	$95,017	$(1,290)	$385,794	$(4,930)	$6,809	$253,007
Net income	—	—	—	—	—	—	127,893	—	—	127,893
Change in unrealized gains and losses on available-for-sale investments, net of tax of $(95,082)	—	—	—	—	—	147,320	—	—	—	147,320
Foreign currency translation	—	—	—	—	—	37	—	—	—	37
Employee benefit adjustments, net of tax of $6,366	—	—	—	—	—	(9,863)	—	—	—	(9,863)

Comprehensive income for the year ended December 31, 2006										265,387

Proceeds from public equity offerings	26,542,142	—	630,024	342,394	—	—	—	—	—	972,418
Accretion of preferred stock and dividends declared	—	—	—	—	331	—	(690)	—	—	(359)
Redemption of Series C Cumulative and Series D preferred stock	—	—	—	—	(95,348)	—	—	—	—	(95,348)
Adoption of FAS 123R	—	—	33,027	—	—	—	—	4,930	(6,809)	31,148
Amortization and vesting of restricted stock	180,518	—	1,459	2,021	—	—	—	—	—	3,480
Stock options exercised, net	2,470,545	—	(2,831)	30,813	—	—	—	—	—	27,982
Other purchases of common stock, net	(24,127)	—	1,251	(1,611)	—	—	—	—	—	(360)

Balance at December 31, 2006	112,317,987	$1,307	$1,046,599	$(239,752)	$—	$136,204	$512,997	$—	$—	$1,457,355
Net income	—	—	—	—	—	—	518,401	—	—	518,401
Change in unrealized losses on available-for-sale investments, net of tax of ($54)	—	—	—	—	—	83	—	—	—	83
Change in unrealized gain on sale of strategic initiative, net of tax of $94,764	—	—	—	—	—	(146,826)	—	—	—	(146,826)
Foreign currency translation	—	—	—	—	—	(184)	—	—	—	(184)
Employee benefit adjustments, net of tax of ($3,835)	—	—	—	—	—	6,026	—	—	—	6,026

Comprehensive income for the year ended December 31, 2007										377,500

Conversion of 3.75% convertible notes and exercise of warrants	24,777,859	83	110,848	214,155	—	—	—	—	—	325,086
Adoption of FIN 48	—	—	—	—	—	—	(1,000)	—	—	(1,000)
Amortization and vesting of restricted stock	136,750	—	5,420	1,329	—	—	—	—	—	6,749
Stock options exercised, net	1,597,005	3	24,363	17,084	—	—	—	—	—	41,450
Other purchases of common stock, net	39,549	—	1,994	(851)	—	—	—	—	—	1,143

Balance at December 31, 2007	138,869,150	$1,393	$1,189,224	$(8,035)	$—	$(4,697)	$1,030,398	$—	$—	$2,208,283

	Number of Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Common Stock in Treasury	Preferred Stock Series C and D	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Deferred Stock Compensation	Common Stock Issuable	Total
Net income	—	—	—	—	—	—	319,880	—	—	319,880
Change in unrealized losses on derivative financial instruments that qualify as cash flow hedges, net of tax of $4,408	—	—	—	—	—	(6,738)	—	—	—	(6,738)
Foreign currency translation, net of tax of $436,600	—	—	—	—	—	(601,423)	—	—	—	(601,423)
Employee benefit adjustments, net of tax of $975	—	—	—	—	—	(6,152)	—	—	—	(6,152)

Comprehensive income for the year ended December 31, 2008										(294,433)

Business combination with OMX AB	60,561,515	606	2,266,212	—	—	—	—	—	—	2,266,818
Conversion of 3.75% convertible notes and exercise of warrants	1,531,451	15	22,336	(234)	—	—	—	—	—	22,117
Amortization and vesting of restricted stock	164,507	2	14,790	(2,081)	—	—	—	—	—	12,711
Stock options exercised, net	712,860	6	22,997	—	—	—	—	—	—	23,003
Other purchases of common stock, net	57,217	1	2,922	—	—	—	—	—	—	2,923

Balance at December 31, 2008	201,896,700	$2,023	$3,518,481	$(10,350)	$—	$(619,010)	$1,350,278	$—	$—	$4,241,422

See accompanying notes to consolidated financial statements.

The NASDAQ OMX Group, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2008	2007	2006
Cash provided by operating activities
Net income	$319,880	$518,401	$127,893
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	92,578	38,890	70,916
Share-based compensation	25,681	16,746	9,871
Excess tax benefits related to share-based compensation	(5,315)	(16,210)	(24,758)
Provision for bad debts	4,118	1,858	464
Loss on the early extinguishment and refinancing of debt obligations	—	6,961	22,032
Asset impairment charges	42,184	—	5,925
(Gain) loss on foreign currency contracts	57,959	(43,950)	(48,391)
Deferred taxes, net	(103,145)	(15,582)	13,404
Income from unconsolidated investees, net	(27,321)	—	—
Clearing contract charge	—	10,620	—
Strategic initiative costs	—	26,511	—
Gain on sale of strategic initiative	—	(431,383)	—
Other non-cash items included in net income	4,847	(2,150)	(61)
Net change in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	31,553	(26,502)	9,524
Other assets	10,107	7,661	(22,060)
Accounts payable and accrued expenses	19,772	(31,250)	(17,953)
Section 31 fees payable to SEC	(54,192)	43,470	60,104
Accrued personnel costs	20,872	9,059	(207)
Deferred revenue	(40,460)	7,175	(389)
Other accrued liabilities	(9,007)	63,640	5,017
Payables to related parties	—	—	(8,063)
Other liabilities	17,614	(10,729)	(2,193)

Cash provided by operating activities	407,725	173,236	201,075

Cash flows from investing activities
Purchases of trading investment securities	(164,588)	—	—
Purchases of available-for-sale investments, net	—	(80,400)	(1,827,057)
Proceeds from maturities of available-for-sale investments	—	51,910	38,780
Proceeds from sales and redemptions of available-for-sale investments	15,176	1,864,630	581,670
Purchases of foreign currency contracts	(12,500)	(12,988)	(23,350)
Settlement of foreign currency contracts	66,515	67,937	—
Acquisitions of businesses, net of cash and cash equivalents acquired and purchase accounting adjustments	(2,998,821)	(15,105)	(53,959)
Purchases of property and equipment	(54,719)	(18,489)	(21,035)
Proceeds from sales of property and equipment	267	383	30,568

Cash provided by (used in) investing activities	(3,148,670)	1,857,878	(1,274,383)
Cash flows from financing activities
Proceeds from debt obligations, net of debt issuance costs	2,421,748	—	2,000,000
Payments of debt obligations	(427,918)	(1,060,823)	(1,689,177)
Net proceeds from exercise of warrants	22,088	—	—
Net proceeds from equity offerings	—	—	972,418
Issuances of common stock, net of treasury stock purchases	7,641	16,818	27,126
Series C Cumulative preferred stock, net of treasury stock purchases	—	—	(105,059)
Excess tax benefits related to share-based compensation	5,315	16,210	24,758

Cash provided by (used in) financing activities	2,028,874	(1,027,795)	1,230,066

Effect of exchange rate changes on cash and cash equivalents	(47,483)	—	—

Increase (decrease) in cash and cash equivalents	(759,554)	1,003,319	156,758
Cash and cash equivalents at beginning of period	1,325,314	321,995	165,237

Cash and cash equivalents at end of period	$565,760	$1,325,314	$321,995

Supplemental Disclosure Cash Flow Information
Cash paid for:
Interest	$67,217	$76,340	$86,812
Income taxes, net of refund	$266,263	$229,571	$22,849
Conversion of 3.75% convertible notes	$29	$324,894	$—

See accompanying notes to consolidated financial statements.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements

1. Organization and Nature of Operations

On February 27, 2008, Nasdaq and OMX AB combined their businesses and Nasdaq was renamed The NASDAQ OMX Group, Inc. We are a leading global exchange group that delivers trading, exchange technology, securities listing, and public company services across six continents. Our global offerings are diverse and include trading across multiple asset classes, market data products, financial indexes, capital formation solutions, financial services and market technology products and services. Our technology powers markets across the globe, supporting cash equity trading, derivatives trading, clearing and settlement and many other functions.

In the U.S., we operate The NASDAQ Stock Market, a registered national securities exchange. The NASDAQ Stock Market is the largest electronic cash equity securities market in the United States in terms of number of listed companies and in the world in terms of share value traded. As of December 31, 2008, The NASDAQ Stock Market was home to over 3,000 listed companies with a combined market capitalization of approximately $2.6 trillion. In addition, in the U.S. we operate NASDAQ OMX PHLX, which is the third largest U.S. options market, The NASDAQ Options Market, NASDAQ OMX BX, a second cash equities trading market, and NASDAQ OMX Futures Exchange, a futures market.

In Europe, we operate exchanges in Stockholm (Sweden), Copenhagen (Denmark), Helsinki (Finland), and Iceland as NASDAQ OMX Nordic and exchanges in Tallinn (Estonia), Riga (Latvia) and Vilnius (Lithuania) as NASDAQ OMX Baltic. In addition, we operate NASDAQ OMX Europe (London), a marketplace for pan-European blue chip trading, NASDAQ OMX Commodities, our new offering for trading and clearing commodities in Oslo, and the Armenian Stock Exchange.

The exchanges that comprise NASADQ OMX Nordic and NASDAQ OMX Baltic offer trading in cash equities, bonds, structured products and ETFs, as well as trading and clearing of derivatives. Our Nordic and Baltic operations also offer alternative marketplaces for smaller companies called NASDAQ OMX First North. As of December 31, 2008, the exchanges within NASDAQ OMX Nordic and NASDAQ OMX Baltic were home to 824 listed companies with a combined market capitalization of approximately $605 billion.

We also operate two registered broker-dealers: Nasdaq Execution Services and NASDAQ Options Services. Nasdaq Execution Services is a wholly-owned subsidiary of The NASDAQ Stock Market. It has no customers, accepts orders from one user, The NASDAQ Stock Market, and currently operates solely as the routing broker for The NASDAQ Stock Market. Nasdaq Execution Services is distinguished from most broker-dealers in that it is a facility of The NASDAQ Stock Market, which functions as both an exchange and a SRO.

NASDAQ Options Services is also a wholly-owned subsidiary of The NASDAQ Stock Market. It performs a comparable function to Nasdaq Execution Services with respect to routing of orders from The NASDAQ Options Market.

We manage, operate and provide our products and services in three business segments: Market Services, Issuer Services and Market Technology.

Market Services

Our Market Services segment includes our U.S. and European Transaction Services businesses, as well as our Market Data and Broker Services businesses. We offer trading on multiple exchanges and facilities across several asset classes including equities, derivatives, debt, commodities, structured products and ETFs.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

U.S. Transaction Services

In the U.S., we offer trading in equity securities, derivatives and ETFs on The NASDAQ Stock Market, NASDAQ OMX PHLX, The NASDAQ Options Market, NASDAQ OMX BX and NFX. Our transaction-based platforms in the U.S. provide market participants with the ability to access, process, display and integrate orders and quotes for cash equities and derivatives. The platforms allow the routing and execution of buy and sell orders as well as the reporting of transactions for cash equity securities, derivatives and ETFs, providing fee-based revenues.

European Transaction Services

Nordic Transaction Services

The exchanges that comprise NASDAQ OMX Nordic offer trading for equities and bonds and trading and clearing services for derivatives. Our platform allows the exchanges to share the same trading system which enables efficient cross-border trading and settlement, cross membership, and one source for Nordic market data.

Cash trading is offered in Nordic securities such as equities and depository receipts, warrants, convertibles, rights, fund units, ETFs, bonds and other interest-related products. NASDAQ OMX Nordic also offers trading in derivatives, such as stock options and futures, index options and futures, fixed-income options and futures and stock loans.

On NASDAQ OMX Stockholm, we offer clearing services for fixed-income options and futures, stock options and futures and index options and futures by serving as the central counterparty. In doing so, we guarantee the completion of the transaction and market participants can thereby limit their counterparty risk. We also act as the counterparty for certain over-the-counter contracts. The transactions are reported electronically prior to central counterparty clearing and we thereby guarantee the completion of the transaction. Following the completion of a transaction, settlement takes place between parties with the exchange of the securities and funds. The transfer of ownership is registered and the securities are stored on the owner’s behalf. Settlement and registration of cash trading takes place in Sweden and Finland via the local central securities depositories.

Baltic Transaction Services

NASDAQ OMX holds a 62% ownership stake in NASDAQ OMX Tallinn (Estonia) and holds a 93% ownership stake in both NASDAQ OMX Riga (Latvia) and NASDAQ OMX Vilnius (Lithuania). In addition, we own the central securities depositories in Estonia and Latvia, and 40 percent of the central securities depository in Lithuania.

In the Baltic markets, NASDAQ OMX exchanges offer their members trading, clearing, payment and custody services. Issuers, primarily large companies, are offered listing and a distribution network for their securities. The securities traded are mainly equities, bonds and treasury bills. Clearing, payment and custody services are offered through the central securities depositories in Estonia, Latvia and Lithuania. In addition, in Estonia and Latvia, NASDAQ OMX offers registry maintenance of fund units included in obligatory pension funds, and in Estonia, the maintenance of shareholder registers for listed companies. The Baltic central securities depositories offer a complete range of cross-border settlement services.

Pan-European Transaction Services

NASDAQ OMX Europe is a new marketplace designed for high performance trading of the most actively traded European stocks. It is the first platform to connect European liquidity pools with pan-European routing.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2008, NASDAQ OMX Europe traded approximately 800 securities including constituents of the main European indices, ETFs and other highly liquid securities.

Commodities Trading and Clearing

NASDAQ OMX Commodities, together with third party partner Nord Pool, provides access to the world's largest power derivatives markets and one of Europe's largest carbon markets. NASDAQ OMX Commodities offers international derivatives and carbon products, operates a clearing business and offers consulting services to commodities markets globally. Nord Pool is responsible for exchange operations and trading activities, including ownership of Nordic derivatives products. NASDAQ OMX Commodities and Nord Pool have more than 400 members from 22 countries across a wide range of energy producers and consumers, as well as financial institutions. NASDAQ OMX Commodities offering is designed for banks, brokers, hedge funds and other financial institutions, as well as power utilities, industry, manufacturing and oil companies. NASDAQ OMX Commodities offers clearing services for energy derivative and carbon product contracts by serving as the central counterparty. In doing so, we guarantee the completion of the transaction and market participants can thereby limit their counterparty risk. We also act as the counterparty for trades on the OTC derivative market subject to our approval on a case by case basis. Trading on the contracts can take place up until the delivery period which can occur over a period of up to six years.

Access Services

We provide market participants with several alternatives for accessing our markets for a fee. We also earn revenues from annual and monthly exchange membership and registration fees.

Market Data

Market Data revenues are earned from U.S tape plans and U.S. and European market data products.

Net U.S. Tape Plans

The NASDAQ Stock Market operates as the exclusive Securities Information Processor of the UTP Plan for the collection and dissemination of best bid and offer information and last transaction information from markets that quote and trade in NASDAQ-listed securities. The NASDAQ Stock Market also is a participant in the UTP Plan and shares in the net distribution of revenue according to the plan on the same terms as the other plan participants. In the role as the Securities Information Processor, The NASDAQ Stock Market collects and disseminates quotation and last sale information for all transactions in NASDAQ-listed securities whether on The NASDAQ Stock Market or other exchanges. We sell this information to market participants and to data distributors which the data distributors then sell to the public. After deducting costs associated with acting as an exclusive Securities Information Processor, as permitted under the revenue sharing provision of the UTP Plan, we distribute the tape fees to the respective UTP Plan participants, including The NASDAQ Stock Market, based on a formula required by Regulation NMS that takes into account both trading and quoting activity. In addition, all quotes and trades in NYSE- and NYSE Alternext-listed securities are reported and disseminated in real time, and as such, we share in the tape fees for information on NYSE- and NYSE Alternext-listed securities.

U.S. Market Data Products

Our data products enhance transparency and provide critical information to the professional and non-professional marketplace. We collect and process information and earn revenues as a distributor of our market data. We provide varying levels of quote and trade information to market participants and to data

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

distributors, who in turn sell subscriptions for this information to the public. Our systems enable vendors to gain direct access to our detailed order data, index information, mutual fund pricing information, and corporate action information on NASDAQ-listed securities. We earn revenues primarily based on the number of data subscribers and distributors of our data.

European Market Data Products

Nordic and Baltic market data products and services provide critical market transparency to the professional and non-professional investors that participate in NASDAQ OMX Nordic and NASDAQ OMX Baltic marketplaces and, at the same time, give investors greater insight into these markets.

Information products and services are based on the trading information from the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic for three classes of securities: equities, bonds and derivative instruments. We provide varying levels of quote and trade information to market participants and to data distributors, who in turn sell subscriptions for this information to the public. Revenues from European market data are subscription based and are generated primarily based on the number of data subscribers and distributors of our data.

Broker Services

Our Broker Services operations offer technology and customized securities administration solutions to financial participants in the Nordic market and in the United Kingdom. Broker Services provide services through a registered securities company which is regulated by the Swedish and United Kingdom Financial Supervisory Authorities. The primary services include flexible back-office systems. Our services allow customers to entirely or partly outsource their company’s back-office functions.

We offer customer and account registration, business registration, clearing and settlement, corporate action handling for reconciliations and reporting to authorities. Available services also include direct settlement with the Nordic central securities depositories, real-time updating and communication via SWIFT to deposit banks. Revenues are based on a fixed basic fee for back- office brokerage services, such as administration or licensing, maintenance and operations, and a variable portion that depends on the number of transactions completed.

Issuer Services

Our Issuer Services segment includes our Global Listing Services and the Global Index Group businesses.

Global Listing Services

U.S. Listings

In the U.S., companies listed on The NASDAQ Stock Market represent a diverse array of industries including telecommunication services, information technology, financial services, healthcare, consumer products, industrials and energy. There are three types of fees applicable to companies that list on The NASDAQ Stock Market: an annual renewal fee, a listing of additional shares fees and an initial listing fee. Annual renewal fees for securities listed on The NASDAQ Stock Market are based on total shares outstanding. The fee for listing of additional shares is based on the total shares outstanding, which we review quarterly, and the initial listing fee for securities listed on The NASDAQ Stock Market includes a listing application fee and a total shares outstanding fee.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

European Listings

We also offer listings on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic. Revenues are generated through annual fees paid by companies listed on these exchanges which are measured in terms of the listed company’s market capitalization. Our European listing customers are organization such as companies, funds or governments. Customers issue securities in the forms of equities and depository receipts, warrants, ETFs, convertibles, rights, options, bonds and other fixed-income related products.

Corporate Services

In addition, our Global Listing Services business includes revenues generated through our Corporate Services business. Our Corporate Services business provides customer support services, products and programs to companies, including companies listed on our exchanges. Through our Corporate Services offerings, companies gain access to innovative products and services that facilitate transparency, mitigate risk, maximize board efficiency and inspire better corporate governance.

Global Index Group

We develop and license NASDAQ OMX branded indexes, associated derivatives and financial products as part of our Global Index Group. These indexes and products leverage, extend and enhance the NASDAQ OMX brand. License fees for our trademark licenses vary by product based on assets or number or underlying dollar value of contracts issued. In addition to generating licensing revenues, these products, particularly mutual funds and ETFs, lead to increased investments in companies listed on The NASDAQ Stock Market, which enhances our ability to attract new U.S. listings. We also license cash-settled options, futures and options on futures on our indexes.

Market Technology

The Market Technology segment delivers technology and services to marketplaces throughout the world. Market Technology provides technology solutions for trading, clearing and settlement, and information dissemination, and also offers facility management integration and advisory services. Revenues are derived from three primary sources: licensing, support and project revenues, facility management services revenues and other revenues. License, support and project revenues are derived from the system solutions developed and sold by NASDAQ OMX. After we have developed and sold a system solution, the customer licenses the right to use the software. Facility management services revenues are derived when NASDAQ OMX assumes responsibility for the continuous operation of a system platform for a customer and receives facility management services revenues. Other revenues are derived from the amortization of the deferred revenue related to our contribution of technology licenses to NASDAQ Dubai and advisory services. See “Equity Investment in NASDAQ Dubai,” of Note 3, “Business Combinations,” for further discussion of our transaction with NASDAQ Dubai.

For further discussion of our segments, see Note 21, “Segments.” For further discussion of our revenue recognition policies, see “Revenue Recognition and Cost of Revenues,” of Note 2, “Summary of Significant Accounting Policies.”

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

As discussed in Note 3, “Business Combinations,” Nasdaq completed the business combination with OMX AB on February 27, 2008. The business combination between Nasdaq and OMX AB has been treated as a

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

purchase business combination for accounting purposes, with Nasdaq treated as the acquirer. The consolidated financial statements and accompanying notes included in this Form 10-K include the financial results of OMX from the date of acquisition.

We also completed our acquisitions of PHLX on July 24, 2008, BSX on August 29, 2008 and certain businesses of Nord Pool on October 21, 2008. These acquisitions have also been treated as purchases for accounting purposes, with NASDAQ OMX treated as the acquirer. On December 19, 2008, we purchased a majority stake in IDCG. The consolidated financial statements and accompanying notes included in this Form 10-K include the financial results of PHLX, BSX, certain businesses of Nord Pool and IDCG from the dates of each acquisition.

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, and include the accounts of NASDAQ OMX, its wholly-owned subsidiaries and other entities in which NASDAQ OMX has a controlling financial interest. All significant intercompany accounts and transactions have been eliminated in consolidation. We consolidate those entities in which we are the primary beneficiary of a variable-interest entity, or VIE, as defined in FIN 46(R), “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, or ARB No. 51, (revised),” and entities where we have a controlling financial interest in accordance with ARB No. 51. When NASDAQ OMX is not the primary beneficiary of a VIE or does not have a controlling interest in an entity but exercises significant influence over the entity’s operating and financial policies, such investment is accounted for under the equity method of accounting in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” or APB 18.

In accordance with APB 18, for certain equity method investments for which financial information is not sufficiently timely for us to apply the equity method of accounting currently, we record our share of the earnings or losses of an investee from the most recent available financial statements on a lag. See Note 5, “Equity Method Investments,” for further discussion of our equity method investments.

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

Foreign Currency Translation

In accordance with SFAS No. 52, “Foreign Currency Translation,” or SFAS 52, foreign denominated assets and liabilities are remeasured into the functional currency at exchange rates in effect at the balance sheet date through the income statement. Gains or losses resulting from foreign currency transactions are translated using the rates on the dates on which those elements are recognized during the period, and are included in general, administrative and other expense in the Consolidated Statements of Income.

Translation gains or losses resulting from translating our subsidiaries’ financial statements from the local functional currency to the reporting currency, net of tax, are included in stockholders’ equity. Assets and liabilities are generally translated at the balance sheet date while revenues and expenses are recorded at the date the transaction occurs or at an applicable average rate.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and all non-restricted highly liquid investments with original maturities of three months or less at the time of purchase. Such equivalent investments included in cash and cash equivalents in the Consolidated Balance Sheets were $349.8 million at December 31, 2008 and $1,320.2 million at December 31, 2007. Cash equivalents are carried at cost plus accrued interest, which approximates fair value due to the short maturities of these investments. As of December 31, 2008, our cash and cash equivalents included $230.8 million of restricted cash which is not available for general use by us due to regulatory and other requirements. There was no restricted cash included in cash and cash equivalents as of December 31, 2007.

Financial Investments

We account for our financial investments in accordance with SFAS 115. Financial investments, at fair value on the Consolidated Balance Sheets, represent debt securities that are classified as trading. Debt securities are bought principally for regulatory purposes and are generally sold in the near term. Changes in fair value of trading investment securities are included in dividend and investment income within other income (expense), net in the Consolidated Statements of Income. Long-term available-for-sale investment securities are carried at fair value in the Consolidated Balance Sheets in other assets with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Our long-term available-for-sale securities at December 31, 2008 represent equity securities in other foreign stock exchanges. Realized gains and losses on these securities are included in earnings upon disposition of the securities using the specific identification method. In addition, realized losses are recognized when management determines that a decline in value is other-than-temporary, which requires judgment regarding the amount and timing of recovery. Indicators of other-than-temporary impairment for debt securities include issuer downgrade, default, or bankruptcy. For debt and equity securities we also consider the extent to which cost exceeds fair value, the duration of that difference and management’s judgment about the issuer’s current and prospective financial condition, as well as our intent and ability to hold the security until recovery of the unrealized losses. For equity securities we also consider the performance of the investee’s stock price in relation to industry indexes and review the investee’s credit profile. In the fourth quarter of 2008, we recorded an other-than-temporary impairment loss on a long-term available-for-sale investment security of $34.9 million. This charge was included in asset impairment charges within other income (expense), net in the Consolidated Statements of Income. See “Accumulated Other Comprehensive Income,” of Note 14, “Stockholders’ Equity,” for further discussion. We did not record any other-than-temporary impairments in 2007 or 2006.

Fair value of both available-for-sale and trading investment securities are generally obtained from third party pricing sources. When available, quoted market prices are used to determine fair value. If quoted market prices are not available, fair values are estimated using pricing models, where the inputs to those models are based on observable market inputs. The inputs to the valuation models vary by the type of security being priced but are typically benchmark yields, reported trades, broker dealer quotes, and prices of similar assets. Pricing models generally do not entail material subjectivity because the methodologies employed use inputs observed from active markets. See Note 16, “Fair Value of Financial Instruments,” for further discussion of fair value measures.

Derivative Positions, at Fair Value

Through our clearing operations in the derivative markets with NASDAQ OMX Commodities and NASDAQ OMX Stockholm, we are the legal counterparty for each derivative position traded and thereby guarantee the fulfillment of each contract. The derivatives are not used by NASDAQ OMX Commodities or NASDAQ OMX Stockholm for the purpose of trading on their own behalf. As a legal counterparty of each transaction, NASDAQ OMX Commodities and NASDAQ OMX Stockholm bear the counterparty risk. As such,

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

the market value of the derivative positions are reported gross in the Consolidated Balance Sheets after netting by customer where right of offset exists. The derivatives positions are recorded at fair value using an internal valuation model that uses key observable market data inputs. The structure and operations of NASDAQ OMX Commodities and NASDAQ OMX Stockholm differ from other clearinghouses. NASDAQ OMX Commodities and NASDAQ OMX Stockholm are not member owned organizations, do not maintain a guarantee fund to which members contribute and do not enforce loss sharing assessments amongst members. In addition, unlike other clearinghouses, they do not record any variation margin on the Consolidated Balance Sheet, as all risks and rewards of collateral ownership, including interest, belongs to the counterparty.

We have the responsibility for clearing, or settlement of payment, for the derivative and equity transactions. Certain timing differences may exist related to the periodic cash settlement of counterparty trades, between NASDAQ OMX Stockholm, United Kingdom broker services and other clearinghouses and customers, where we are acting as intermediary and guaranteeing the fulfillment of each contract. We have recorded receivables and payables associated with such timing differences in other current assets and accounts payable and accrued expenses, respectively, in the Consolidated Balance Sheets. Nord Pool, a third party, is responsible for exchange operations and trading activities on all counterparty trades where NASDAQ OMX Commodities is acting as intermediary. There are no timing differences related to the settlement of these transactions as all trades occur through Nord Pool and not between other exchanges with different settlement requirements.

Derivative Financial Instruments and Hedging Activities

To the extent that we engage in any hedging activity, we account for our hedging activity in accordance with SFAS 133. At December 31, 2008, we held derivative financial instruments which were designated and qualified for hedge accounting. Derivative financial instruments which are designated or qualify for hedge accounting, are recognized in the balance sheets at fair value as either assets or liabilities. The fair value of our derivative financial instruments are determined using either market quotes or valuation models that are based upon the net present value of estimated future cash flows and incorporate current market data inputs. We report our derivative assets in other current assets and our derivative liabilities in accounts payable and accrued expenses in the Consolidated Balance Sheets. Any ineffectiveness is recorded in earnings. The accounting for the change in the fair value of a derivative financial instrument depends on its intended use and the resulting hedge designation, if any. As of December 31, 2008, our derivative financial instruments which were designated and qualified for hedge accounting were cash flow hedges of our floating rate debt. As such, the accounting for the change in fair value of the derivative was included in accumulated other comprehensive income in the Consolidated Balance Sheets. Any ineffectiveness would impact earnings through interest expense. There was no material ineffectiveness recorded in earnings for the year ended December 31, 2008. For further discussion of hedging activities, see below and Note 17, “Derivative Financial Instruments and Hedging Activities.”

Non-Designated Derivatives

We also use derivatives as economic hedges that are not designed as accounting hedges or do not qualify for hedge accounting treatment. For derivative financial instruments that do not qualify for hedge accounting or are not designated as hedges, changes in fair value are reported in current period earnings included in gain (loss) on foreign currency contracts within other income (expense), net in the Consolidated Statements of Income. As of December 31, 2008 and December 31, 2007, we had open foreign currency contracts hedging currency risk in our receivables. See Note 17, “Derivative Financial Instruments and Hedging Activities,” for further discussion.

Derivative Financial Instruments that Qualify for Hedge Accounting

Derivative financial instruments that are entered into for hedging purposes are designated as such when we enter into the contract. For all derivative financial instruments that are designated for hedging activities, we

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Receivables, net

Our receivables are concentrated with our member firms, market data distributors, listed companies and market technology customers. Receivables are shown net of reserves for uncollectible accounts. The reserve for bad debts is maintained at a level that management believes to be sufficient to absorb estimated losses in the accounts receivable portfolio. The reserve is increased by the provision for bad debts which is charged against operating results and decreased by the amount of charge-offs, net of recoveries. The amount charged against operating results is based on several factors including, but not limited to, a continuous assessment of the collectibility of each account, the length of time a receivable is past due and our historical experience with the particular customer. In circumstances where a specific customer’s inability to meet its financial obligations is known (i.e., bankruptcy filings), we record a specific provision for bad debts against amounts due to reduce the receivable to the amount we reasonably believe will be collected. Due to changing economic, business and market conditions, we review the reserve for bad debts monthly and make changes to the reserve through the provision for bad debts as appropriate. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to pay), our estimates of recoverability could be reduced by a material amount. Total reserves netted against receivables in the Consolidated Balance Sheets were $9.4 million at December 31, 2008 and $2.9 million at December 31, 2007.

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

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of a business acquired. Goodwill is allocated to the reporting units based on the assignment of the fair values of each reporting unit of the acquired company. In connection with SFAS 142, we are required to test goodwill for impairment at the reporting unit level annually, or in interim periods if certain events occur indicating that the carrying value may be impaired. We have elected to make the first day of the fourth quarter the annual impairment assessment date for all goodwill and indefinite-lived intangible assets. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill is less than the carrying value. The determination of fair value includes considerations of projected cash flows, relevant trading multiples of comparable companies and the trading price of our common stock and other factors. There was no impairment of goodwill for the years ended December 31, 2008, 2007 and 2006. Although there is no impairment as of December 31, 2008, events such as continued economic

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

weakness and unexpected significant declines in operating results of reporting units, may result in our having to perform a goodwill impairment test for some or all of our reporting units prior to the required annual assessment. These types of events and the resulting analysis could result in goodwill impairment charges in the future.

Intangible Assets, net

Intangible assets, net, primarily include exchange and clearing registrations, customer relationships, trade names, licenses and technology. Intangible assets with finite-lives are amortized on a straight-line basis over their estimated average useful lives as follows:

•	Technology: 1.5—10 years

•	Customer relationships: 11—30 years

•	Other: 1—10 years

In connection with SFAS 142, intangible assets deemed to have indefinite useful lives are not amortized and are subject to annual impairment tests. Impairment exists if the carrying value of the indefinite-lived intangible asset exceeds its fair value. For finite-lived intangible assets subject to amortization, impairment is considered upon certain “triggering events” and is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible asset, in accordance with SFAS 144. In the third quarter of 2008, we recorded an impairment loss of finite-lived intangible assets of $7.3 million primarily related to our insurance agency business. For further discussion of this impairment loss of finite-lived intangible assets, see “Valuation of Long-Lived Assets” below. There was no impairment of indefinite-lived intangible assets in the years ended December 31, 2008, 2007 and 2006.

Valuation of Long-Lived Assets

In accordance with SFAS 144, we assess potential impairments to our long-lived assets, including finite-lived intangible assets and property and equipment, when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. In the third quarter of 2008, we recorded an impairment loss of finite-lived intangible assets of $7.3 million primarily related to our insurance agency business, which is part of Corporate Services within our Issuer Services segment. This charge was included in asset impairment charges within other income (expense), net in the Consolidated Statements of Income. See Note 4, “Goodwill and Purchased Intangible Assets,” for further discussion. In 2006, we recorded write-downs for property and equipment of $5.9 million related to the sale of a building and related assets located in Trumbull, Connecticut. The carrying value of the building and related assets were adjusted to their fair market value less costs to sell, which were determined based on quoted market prices from independent third parties. This charge was also included in asset impairment charges within other income (expense), net in the Consolidated Statements of Income in 2006. No other impairments of long-lived assets were recorded in 2008, 2007 or 2006.

Equity Method Investments

We have certain investments in which we have determined that we have significant influence and as such account for the investments under the equity method of accounting in accordance with APB 18. As such, we

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

record our pro-rata share in earnings each period and record any dividends as a reduction in the investment balance. In addition, upon certain “triggering events”, we analyze these investments for other-than-temporary declines in value pursuant to APB 18. In certain cases, if there are readily determinable fair values, we utilize an impairment model similar to that required for available-for-sale investment securities. As of December 31, 2008, we have not recognized other-than-temporary declines in value on these investments.

Revenue Recognition and Cost of Revenues

Market Services Revenues

Transaction Services

U.S. Cash Equity Trading

U.S. cash equity trading revenues are variable, based on service volumes, and recognized as transactions occur. We charge transaction fees for executing cash equity trades in NASDAQ- and other listed securities on The NASDAQ Stock Market as well as on orders that are routed to other market venues for execution.

We closed the acquisition of BSX in August 2008. We used the BSX Exchange license to create a second U.S. cash equities market, called NASDAQ OMX BX, which was launched in January 2009. With NASDAQ OMX BX, we offer a second quote within the U.S. equities marketplace, providing our customers enhanced trading choices and price flexibility.

In the U.S., pursuant to EITF 99-19, we record execution revenues from transactions on a gross basis in revenues and record related expenses as cost of revenues. Nasdaq Execution Services, which is registered with the SEC as a broker-dealer, operates as The NASDAQ Stock Market’s routing broker-dealer for sending orders to other venues for execution in accordance with member order instructions and requirements. Nasdaq Execution Services, which is registered with the SEC as a broker-dealer, also clears all trading activity directly with the NSCC, either as a Qualified Special Representative, or QSR, or under an Automated Give Up, or AGU, agreement, through Automated Confirmation Trades system, or ACT, except for institutional trades and Designated Order Turnaround, or DOT, processed listed securities. The QSR relationship is an agreement between Nasdaq Execution Services, the clearing broker and a contra-clearing broker whereby the contra-clearing broker agrees to honor all trades sent directly to the NSCC by Nasdaq Execution Services. In the AGU relationship, Nasdaq Execution Services will send the trade to ACT initially and then ACT will send the trade to the NSCC for clearing. Nasdaq Execution Services, as a broker-dealer, can also receive non-electronic executions from markets that experienced technical issues hindering the receipt of electronic executions on trade date. These executions not received electronically on trade date (T) could be received in clearing on T+1 where Nasdaq Execution Services could potentially need to trade out of these executions on a principal capacity basis.

Under our Limitation of Liability Rule and procedures, we, subject to certain caps, provide compensation for losses directly resulting from the systems’ actual failure to correctly process an order, Quote/Order, message or other data into our platform. We do not record a liability for any potential claims that may be submitted under the Limitation of Liability Rule unless they meet the provisions of SFAS No. 5, “Accounting for Contingencies,” or SFAS 5. As such, losses arising as a result of the rule are accrued and charged to expense only if the loss is probable and estimable. The Limitation of Liability Rule and procedures applies to both U.S. cash equity and U.S. derivative trading in the aggregate. See discussion of U.S. derivative trading below.

We credit a portion of the per share execution charge to the market participant that provides the liquidity and record the liquidity rebate as a cost of revenues in the Consolidated Statements of Income. These liquidity

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

rebates are paid on a monthly basis and the amounts due are included in accounts payable and accrued expenses in the Consolidated Balance Sheets. The liquidity rebates payable amounts were $48.5 million at December 31, 2008 and $24.8 million at December 31, 2007.

Also, we pay Section 31 fees to the SEC for supervision and regulation of securities markets. We pass these costs along to our customers through our cash equity trading fees. We collect the fees as a pass-through charge from organizations executing eligible trades on The NASDAQ Stock Market platform and we recognize these amounts in cost of revenues when incurred. Section 31 fees received are included in cash and cash equivalents in the Consolidated Balance Sheets, at the time of receipt and, as required by law, the amount due to the SEC is remitted semiannually and recorded as Section 31 fees payable to the SEC in the Consolidated Balance Sheets until paid. Since the amount recorded in revenues is equal to the amount recorded in cost of revenues, there is no impact on our revenues less liquidity rebates, brokerage, clearance and exchange fees. As we hold the cash received until payment to the SEC, we earn interest income on the related cash balances.

European Cash Equity Trading

We charge transaction fees for executing trades on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic, as well as on NASDAQ OMX Europe. The transaction fee for executing trades on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic is charged per executed order and as per value traded. European cash equity trading revenues on NASDAQ OMX Europe are variable, based on service volumes, and recognized as transactions occur.

The exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic do not have any revenue sharing agreements or cost of revenues, such as liquidity rebates and brokerage, clearance and exchange fees.

U.S. Derivative Trading

U.S. derivative trading revenues are variable, based on service volumes, and recognized as transactions occur. The principal types of derivative contracts traded on NASDAQ OMX PHLX and The NASDAQ Options Market are equity options, index options and currency options. In the U.S., we also operate NFX, which offers trading for currency futures and other financial futures. In the U.S., for The NASDAQ Options Market, in accordance with EITF 99-19, we record derivative trading revenues from transactions on a gross basis in revenues and record related expenses as cost of revenues, as we have certain risk associated with trade execution. Since NASDAQ OMX PHLX and NFX do not act as principal to the transactions executed on these platforms, we are not exposed to clearance and settlement risk, and therefore EITF 99-19 is not applicable.

System trades in derivative contracts executed in the opening and closing cross and trades routed to other market centers are cleared by NASDAQ Options Services, which is registered with the SEC as a broker-dealer, as a member of the OCC. Pursuant to the rules of the OCC and NASDAQ Options Services’ clearing agreement, we act as principal to the transactions executed on our platform, which exposes NASDAQ Options Services to clearance and settlement risk. NASDAQ Options Services’, as a broker-dealer, can also receive non-electronic executions from markets that experienced technical issues hindering the receipt of electronic executions on trade date. For executions not received electronically on trade date (T), NASDAQ Options Services could receive notification that the trade occurred and would clear on T+1. NASDAQ Options Services could potentially need to trade out of these executions on a principal capacity basis. As discussed above, in the U.S., under our Limitation of Liability Rule and procedures, we, subject to certain caps, provide compensation for losses directly resulting from the systems’ actual failure to correctly process an order, Quote/Order, message or other data into our platform.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

European Derivative Trading

European derivative trading revenues are also variable, are based on service volumes and are recognized as transactions occur. Derivative trading is conducted on NASDAQ OMX Stockholm and NASDAQ OMX Copenhagen. The principal types of derivative contracts traded are stock options and futures, index options and futures, fixed-income options and futures and stock loans. On NASDAQ OMX Stockholm, we offer clearing services for fixed-income options and futures, stock options and futures and index options and futures by serving as the central counterparty. In doing so, we guarantee the completion of the transaction and market participants can thereby limit their counterparty risk. The fee for executing derivative trading on NASDAQ OMX Stockholm is an integrated fee for both trading and clearing service.

European derivative trading revenues also include commodities clearing revenues. NASDAQ OMX Commodities, together with third party partner Nord Pool, provides access to the world’s largest power derivatives markets and one of Europe’s largest carbon markets. NASDAQ OMX Commodities offers trading of international power derivatives and carbon products, operates a clearing business and offers consulting services to commodities markets globally. Nord Pool is responsible for exchange operations and trading activities, including ownership of the Nordic derivatives products. Clearing revenues from Nord Pool trading transactions are variable, are based on service volumes and are recognized as transactions occur. We also have clearing revenues for contracts traded on the OTC market which are recognized when contracts are registered for clearing. In addition, European derivatives revenues include annual renewal fees. Each January, NASDAQ OMX Commodities members are billed an annual fee which is recognized ratably over the following 12-month period.

NASDAQ OMX Commodities and the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic do not have any revenue sharing agreements or cost of revenues, such as liquidity rebates and brokerage, clearance and exchange fees.

Access Services

We generate revenues by providing market participants with several alternatives for accessing our markets for a fee. The type of connectivity is determined by the level of functionality a customer needs. As a result, Access Services revenues vary depending on the type of connection provided to customers. We also earn revenues from annual and monthly exchange membership and registration fees. Revenues for providing access to our markets and revenues for monthly exchange membership and registration fees are recognized on a monthly basis as the service is provided. Revenues from annual fees for exchange membership and registration fees are recognized ratably over the following 12-month period.

Market Data

We earn Market Data revenues from U.S. tape plans and U.S. and European market data products.

Net U.S. Tape Plans

Revenues from U.S. tape plans include eligible UTP Plan revenues which are shared among UTP Plan participants. Under the revenue sharing provision of the UTP Plan, we are permitted to deduct costs associated with acting as the exclusive Securities Information Processor from the total amount of tape fees collected. After these costs are deducted from the tape fees, we distribute to the respective UTP Plan participants, including The NASDAQ Stock Market, their share of tape fees based on a formula, required by Regulation NMS that takes into account both trading and quoting activity. In addition, all quotes and trades in NYSE- and NYSE Alternext-listed securities are reported and disseminated in real time, and as such, we share in the tape fees for information on NYSE- and NYSE Alternext-listed securities. Revenues from net U.S. tape plans are recognized on a monthly basis.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

U.S. Market Data Products

We collect and process information and earn revenues as a distributor of our market data. We provide varying levels of quote and trade information to market participants and to data distributors, who in turn sell subscriptions for this information to the public. We earn revenues primarily based on the number of data subscribers and distributors of our data. U.S. Market Data revenues are recognized on a monthly basis. These revenues, which are subscription based, are recorded net of amounts due under revenue sharing arrangements with market participants.

European Market Data Products

European Market Data revenues, which are subscription based, are generated primarily through the sale and distribution of trading information based on data generated through trading on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic and are recognized on a monthly basis.

Market Data Revenue Sharing

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

•

Price Latitude: The operating committee of the UTP Plan which is comprised of representatives from each of the participants, including us solely in our capacity as a UTP Plan participant, is responsible for setting the level of fees to be paid by distributors, subscribers and taking action in accordance with the provisions of the UTP Plan, subject to SEC approval.

The exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic do not have any market data revenue sharing agreements or cost of revenues, such as liquidity rebates and brokerage, clearance and exchange fees.

Broker Services

Our Broker Services operations offer technology and customized securities administration solutions to financial participants in the Nordic market and in the United Kingdom. The primary services include flexible back-office systems. Our services allow customers to entirely or partly outsource their company’s back-office functions. Revenues from broker services are based on a fixed basic fee for administration or licensing, maintenance and operations, and a variable portion that depends on the number of transactions completed. Broker Services revenues are recognized on a continuous basis as services are rendered.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Issuer Services Revenues

Global Listing Services

U.S. Listing Services

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

European Listing Services

European listing fees, which are comprised of issuers’ revenues derived from annual fees received from listed companies on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic, are directly related to the listed companies’ market capitalization. These revenues are recognized ratably over the following 12-month period.

Corporate Services

Global Listing Services revenues also include fees from Corporate Services. These fees include commission income from Carpenter Moore’s insurance agency business, subscription income from Shareholder.com and Directors Desk, and fees from GlobeNewswire, formerly PrimeNewswire. For our insurance agency business, commission income is recognized when coverage becomes effective, the premium due under the policy is known or can be reasonably estimated, and substantially all required services related to placing the insurance have been provided. Fee income for services other than placement of insurance coverage is recognized as those services are provided. Broker commission adjustments and commissions on premiums billed directly by underwriters are recognized when such amounts can be reasonably estimated. Shareholder.com revenues are based on subscription agreements with customers. Revenues from subscription agreements are recognized ratably over the contract period, generally one year in length. As part of subscription services, customers are also charged usage fees based upon actual usage of the services provided. Revenues from usage fees and other services are recognized when earned. Directors Desk revenues are based on subscriptions for online services for directors. Subscriptions are one year in length and revenues are recognized ratably over the year. GlobeNewswire generates fees primarily from wire distribution services, and revenues are recognized as services are provided.

Global Index Group

Global Index Group revenues include license fees for our trademark licenses related to financial products linked to our indexes issued in the U.S. and abroad. We also generate revenues by licensing and listing third-party structured products and third-party sponsored ETFs. We primarily have two types of license agreements: transaction-based licenses and asset-based licenses. Transaction-based licenses are generally renewable long-term agreements. Customers are charged based on transaction volume or a minimum contract amount, or both. If a customer is charged based on transaction volume, we recognize revenue when the transaction occurs. If a customer is charged based on a minimum contract amount, we recognize revenue on a pro-rata basis over the licensing term. Asset-based licenses are also generally long-term agreements. Customers are charged based on a percentage of assets under management for licensed products, per the agreement, on a monthly or quarterly basis. These revenues are recorded on a monthly or quarterly basis over the term of the license agreement.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Market Technology Revenues

The Market Technology segment delivers technology and services to marketplaces throughout the world. Market Technology provides technology solutions for trading, clearing and settlement, and information dissemination, and also offers facility management integration and advisory services. Revenues are derived from three primary sources: licensing, support and project revenues, facility management services revenues and other revenues. Revenues related to Market Technology are accounted for in accordance with SOP 97-2, and SOP 81-1, depending upon the terms of the Market Technology contracts.

We may customize our software technology and make significant modifications to the software to meet the needs of our customers. As such, we account for these Market Technology contracts pursuant to the provisions of SOP 81-1. Under contract accounting, total revenues and costs incurred for a customer under a customer contract are deferred and recognized over the final element, generally the post contract support period. We have included the deferral of this revenue in other liabilities and the deferral of costs in other assets in the Consolidated Balance Sheets.

We enter into sales arrangements with customers for software programs, support and other post-contract services. SOP 97-2 sets out precise requirements for establishing VSOE for valuing elements of certain multiple-element arrangements. When VSOE for individual elements of an arrangement cannot be established in accordance with SOP 97-2, revenue is generally deferred and recognized over the term of the final element. We do not have VSOE for certain elements of certain multiple-element arrangements with customers. Therefore, as stated above, for contracts which are accounted for under contract accounting, total revenues and costs incurred for a customer under a customer contract are deferred and recognized over the post contract support period after the significant modifications have been completed.

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

Other revenues include amortization of the deferred revenue related to our contribution of technology licenses to NASDAQ Dubai. See “Equity Investment in NASDAQ Dubai,” of Note 3, “Business Combinations,” for further discussion of our transaction with NASDAQ Dubai. In addition, other revenues include advisory services that are recognized in revenue when earned.

Earnings Per Share

We compute earnings per share, or EPS, in accordance with SFAS No. 128, “Earnings per Share,” or SFAS 128. Basic EPS is computed by dividing net income applicable to common shareholders by the weighted

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities which consist primarily of convertible notes and employee stock options and awards. See Note 15, “Earnings Per Common Share,” for further discussion.

Share-Based Compensation

We account for share-based compensation in accordance with SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees including employee stock options, restricted stock, PSUs, and discounted purchases under our employee stock purchase plan, based on estimated fair values. We recognize compensation expense for share-based awards on a straight-line basis over the requisite service period of the award. See Note 12, “Share-Based Compensation,” for further discussion.

Deferred Revenue

Deferred revenue represents revenues for services not yet rendered, primarily for Global Listing Services and Market Technology. See Note 8, “Deferred Revenue,” for further discussion.

Advertising Costs

We expense advertising costs, which include media advertising and production costs, in the periods in which the costs are incurred. Media advertising and production costs included as marketing and advertising expense in the Consolidated Statements of Income totaled $6.6 million in 2008 and $11.9 million for both 2007 and 2006.

Software Costs

Significant purchased application software and operational software that are an integral part of computer hardware are capitalized and amortized on a straight-line basis over their estimated useful lives, generally two to five years. All other purchased software is charged to expense as incurred. We develop systems solutions for both internal and external use.

The provisions of SOP 98-1 require certain costs incurred in connection with developing or obtaining internal use software to be capitalized. Unamortized capitalized software development costs are included in data processing equipment and software, within property and equipment, net in the Consolidated Balance Sheets. Amortization of costs capitalized under SOP 98-1 is included in depreciation and amortization expense in the Consolidated Statements of Income.

The provisions of SFAS 86, which apply to our Market Technology segment, specify the accounting for the costs of computer software to be sold, leased, or otherwise marketed as a separate product or as part of a product or process. In accordance with SFAS 86, software development expenses are capitalized after the product has reached technological feasibility. Technological feasibility is established upon completion of a detail program design or, in its absence, completion. Thereafter, all software production costs shall be capitalized. Prior to reaching technological feasibility, all costs are charged to expense. Capitalized costs are amortized on a straight-line basis over the remaining estimated economic life of the product and are included in depreciation and amortization expense in the Consolidated Statements of Income.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Leases

We account for our leases in accordance with SFAS No. 13, “Accounting for Leases.” We expense rent from non-cancellable operating leases, net of sublease income, in the periods in which the costs are incurred. The net costs are included in occupancy expense in the Consolidated Statements of Income. See Note 18, “Leases,” for further discussion.

Income Taxes

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

We recognize and measure our unrecognized tax benefits in accordance with FIN 48. FIN 48 requires management to determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the recognition thresholds, the position is measured to determine the amount of benefit to be recognized in the consolidated financial statements. Interest and/or penalties related to income tax matters are recognized in income tax expense. See Note 10, “Income Taxes,” for further discussion.

Recently Adopted Accounting Pronouncements

SFAS No. 157—As of January 1, 2008, we adopted on a prospective basis certain required provisions of SFAS 157 as amended by FSP 157-2. Those provisions relate to our financial assets and liabilities carried at fair value and our fair value disclosures related to financial assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. As such, our financial assets and financial liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with SFAS 157. See Note 16, “Fair Value of Financial Instruments,” for further discussion. The adoption of SFAS 157 did not have a significant impact on our consolidated financial statements. We did not elect to adopt SFAS 157 for acquired non-financial assets and assumed non-financial liabilities.

SFAS No. 159—In February 2007, the FASB issued SFAS 159. SFAS 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities at fair value (“the fair value option”). SFAS 159 is expected to expand the use of fair value accounting but does not affect existing standards which require certain assets or liabilities to be carried at fair value. SFAS 159 provides an option for most financial assets and liabilities to be reported at fair value on an instrument-by-instrument basis with changes in fair value reported in earnings. After the initial adoption, the election is made at the acquisition of a financial asset, financial liability, or a firm commitment and it may not be revoked. SFAS 159 provides an opportunity to mitigate volatility in reported earnings that was caused by measuring hedged assets and liabilities that were previously required to use an accounting method other than fair value, while the related economic hedges were reported at fair value. SFAS 159 was effective for us on January 1, 2008. We have considered the fair value option and decided to not elect the option upon adoption. We will continue to consider the fair value option upon acquiring assets and liabilities that would fall under this option and may elect it in future periods.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Recently Issued Accounting Pronouncements

SFAS No. 141(R) and SFAS 160—In December 2007, the FASB issued SFAS 141(R), which revised SFAS 141, and SFAS 160. These FASBs are effective for us on a prospective basis on January 1, 2009.

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

SFAS No. 161—In March 2008, the FASB issued SFAS 161. SFAS 161 expands the disclosure requirements for derivative instruments and hedging activities and specifically requires entities to provide enhanced disclosures concerning:

•	How and why an entity uses derivative instruments;

•	How derivative instruments and related hedged items are accounted for under SFAS 133; and

•	How derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.

SFAS 161 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS 161 is effective for us on January 1, 2009.

FASB Staff Position APB No. 14-1— In May 2008, the FASB issued FSP APB 14-1. FSP APB 14-1 will require us to separately account for the liability and equity components of the convertible debt instrument in a manner that reflects our nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1will require bifurcation of a component of the debt, classification of that component in equity and then accretion of the resulting discount on the debt as part of interest expense being reflected in the income statement. FSP APB 14-1 will be effective for us on January 1, 2009 and we are required to adopt FSP APB 14-1 in our first quarter of 2009. FSP APB 14-1 will not permit early application and will require retrospective application to all periods presented. We will adjust our previously issued consolidated financial statements to reflect the change in interest expense and reclassification of debt to equity as a result of implementing FSP APB 14-1. Based on our current assumptions, we expect that the implementation of FSP APB 14-1 will increase our reported interest expense by approximately $13 million for 2008. Additionally, we expect that the reclassification of debt obligations to stockholders’ equity will be approximately $85 million for the year-ended December 31, 2008.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

3. Business Combinations

We completed the following significant acquisitions in 2008:

•

Business Combination with OMX AB, February 27, 2008—Our business combination with OMX AB created a premier global exchange company and exchange technology provider. The combination of Nasdaq’s global brand and technology leadership and OMX AB’s global technology expertise further enhanced our competitive position in our industry. We completed our business combination with OMX AB for $4.4 billion through a stock and cash transaction.

•

Acquisition of PHLX, July 24, 2008—We acquired PHLX, the third largest options market in the U.S., to significantly diversify our product portfolio by providing us with a premier options trading platform in the U.S. The PHLX options market is also complementary to our other options trading platform, The NASDAQ Options Market, which was launched in March 2008.

•

Acquisition of certain businesses of Nord Pool, October 21, 2008—We acquired Nord Pool’s clearing, international derivatives and consulting businesses. As a result of the acquisition, we launched NASDAQ OMX Commodities which offers energy and carbon derivatives products. NASDAQ OMX Commodities, together with third party partner Nord Pool, provides access to the world's largest power derivatives markets and one of Europe's largest carbon markets.

Each of these significant acquisitions is discussed in more detail below.

In addition, we completed the following acquisitions and strategic initiative in 2008, 2007 and 2006:

2008

•

Acquisition of BSX, August 29, 2008—The acquisition of BSX provided us with an additional license for trading both equities and options and a clearing license. We used the BSX license to create a second U.S. cash equities market, called NASDAQ OMX BX, which was launched in January 2009. With NASDAQ OMX BX, we offer a second quote within the U.S. equities marketplace, providing our customers enhanced trading choices and price flexibility. We have been able to leverage our INET trading system, which runs The NASDAQ Stock Market, to operate NASDAQ OMX BX, providing customers an additional fast and efficient cash equities market.

•

Acquisition of IDCG, December 19, 2008—We purchased an 81% stake in IDCG and IDCG became an independently operated subsidiary of NASDAQ OMX. IDCG has been granted approval from the CFTC to clear OTC interest rate swap futures contracts and other fixed-income derivatives contracts. In December 2008, IDCG began providing CCP clearing for interest rate swap products through its clearinghouse subsidiary, International Derivatives Clearinghouse, LLC. NFX is serving as the designated contract market for trading of these interest rate swap products.

2007

•

Acquisition of Directors Desk, July 2, 2007—We acquired Directors Desk, LLC, a firm which provides technology to boards of public and private companies in the U.S. and abroad. Directors Desk is part of our Corporate Services.

2006

•

Acquisition of Shareholder.com, February 1, 2006—We acquired Shareholder.com, a privately held shareholder communications and investor relations intelligence service, enabling us to offer these services as part of our Corporate Services.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

•

Acquisition of GlobeNewswire, September 1, 2006—We acquired GlobeNewswire, a privately held press release newswire services firm, enabling us to offer information distribution and multimedia services as part of our Corporate Services.

Further detail on these acquisitions and strategic initiative is summarized in tables below.

The results of operations of each acquisition and strategic initiative are included in our Consolidated Statements of Income from the dates of each acquisition and strategic initiative.

Business Combination with OMX AB

On February 27, 2008, Nasdaq and OMX AB combined their businesses. The business combination was completed pursuant to the terms of an agreement with Borse Dubai Limited, a Dubai company, dated November 15, 2007. Pursuant to that agreement, Borse Dubai conducted an offer to acquire all of the outstanding shares of OMX AB and subsequently, on February 27, 2008, sold the OMX AB shares acquired in the offer or otherwise owned by Borse Dubai or its subsidiaries to Nasdaq. Nasdaq acquired 117,227,931 shares of OMX AB, representing 97.0% of the share capital of OMX AB, for SEK 11,678,630,352 ($1.9 billion) in cash and 60,561,515 shares of Nasdaq common stock issued to Borse Dubai and a trust, or the Trust, for Borse Dubai’s economic benefit. Subsequently, Borse Dubai acquired an additional 2,013,350 shares of OMX AB and, on March 17, 2008, sold those shares to Nasdaq in exchange for SEK 533,537,750 ($0.1 billion) in cash, as a result of which we owned 98.8% of OMX AB’s outstanding shares. See below for discussion of the acquisition of the remaining 1.2% of OMX AB’s shares held by OMX AB shareholders. The cash component of the purchase price for OMX AB was financed through cash on hand, our Credit Facilities and the issuance of 2.50% convertible senior notes. See Note 9, “Debt Obligations,” for further discussion.

At the closing of the transaction, Borse Dubai was issued shares of Nasdaq common stock representing 19.99% of our fully diluted outstanding share capital (approximately 42.9 million shares), and the balance (approximately 17.7 million shares) were issued to the Trust to be held for Borse Dubai’s economic benefit until disposed of by the Trust.

In August 2008, through compulsory acquisition procedures, NASDAQ OMX received advanced title for the remaining 1.2% of OMX AB shares held by OMX AB shareholders for an aggregate consideration of SEK 370.8 million ($61.7 million). As a result of the compulsory acquisition procedures, OMX AB is now wholly-owned by NASDAQ OMX.

Concurrently with the business combination with OMX AB, on February 27, 2008, Nasdaq also acquired 33 1/3% of the equity of DIFX in exchange for a contribution of $50 million in cash to DIFX and the entry into certain technology and trademark licensing agreements. In the fourth quarter of 2008, DIFX was renamed NASDAQ Dubai. We also are responsible, under an agreement with Borse Dubai and NASDAQ Dubai, for 50% of any additional capital contribution calls made by NASDAQ Dubai, subject to a maximum aggregate additional commitment by us of $25 million. We account for our investment in NASDAQ Dubai under the equity method of accounting in accordance with APB 18.

The business combination of Nasdaq and OMX AB and the acquisition of the equity interest in NASDAQ Dubai are collectively referred to as the “Transactions.”

The financial results of OMX are included in the consolidated results of NASDAQ OMX beginning on February 27, 2008.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Purchase Price

The following is a summary of the purchase price in the OMX AB business combination (in millions):

Equity component	$2,266.8	(a)

Cash component for shares rendered	1,967.8	(b)

Cash component for remaining 1.2% of OMX AB shares	61.7	(c)

Acquisition costs	63.8	(d)

Acquisition-related transaction costs	11.0	(e)

Total purchase consideration	$4,371.1

(a)	Based on the closing price of Nasdaq common stock ($37.43) on September 26, 2007, which was the date of the original purchase agreement with Borse Dubai, multiplied by 60,561,515 shares of Nasdaq common stock. We recorded $0.6 million to common stock, which represents our $0.01 par value and the remaining $2,266.2 million was recorded to additional paid in capital in the Consolidated Balance Sheets in the first quarter of 2008.
(b)	Based on the cash consideration of SEK 11,678,630,352 paid on February 27, 2008 divided by the SEK/USD exchange rate of 6.2140 on February 26, 2008 for the initial share purchase and SEK 533,537,750 paid on March 17, 2008 divided by the SEK/USD exchange rate of 6.0343 on March 14, 2008 for the OMX AB shares acquired in the extended offer period. Sources of the cash component are as follows:

(i) Issuance of 2.50% convertible senior notes due August 15, 2013 for proceeds of $475.0 million;

(ii) Draw down of debt of $1,050.0 million under a five-year $2,000.0 million senior secured term loan facility; and

(iii) The use of $442.8 million of cash on hand.

See Note 9, “Debt Obligations,” for further discussion on the issuance of the 2.50% convertible senior notes and the draw down on the senior secured term loan facility.

(c)	In August 2008, through compulsory acquisition procedures, NASDAQ OMX received advanced title for the remaining 1.2% of OMX AB shares held by OMX AB shareholders for an aggregate consideration of SEK 370.8 million ($61.7 million).
(d)	Management’s direct costs of the acquisition, which include legal and advisory fees incurred by Nasdaq and OMX AB. Nasdaq and OMX AB have signed an agreement by which Nasdaq reimbursed OMX AB for direct costs of the business combination. These costs were funded with cash on hand.
(e)

Under OMX AB’s Share Match Programs, OMX AB made grants of matching share awards under the Share Match Program for 2006 in April 2006 and had planned to make similar grants under the Share Match Program for 2007. However, as a result of Nasdaq’s offer to acquire OMX AB, OMX AB postponed making such grants. OMX AB had not granted stock options to employees since 2002. Under the Nasdaq OMX transaction agreement, dated as of May 25, 2007, between Nasdaq and OMX AB, as modified by the supplement dated September 20, 2007 and a clarifying letter dated January 2, 2008, referred to as the Nasdaq OMX Transaction Agreement, awards granted under the Share Match Program for 2006 will vest on a pro rata basis in accordance with the Nasdaq OMX Transaction Agreement, and have subsequently been cancelled as of the completion of the Transactions. Participants have received cash consideration for cancellation of such awards, as well as consideration for the grants that would have been made under the Share Match Program for 2007, in accordance with the Nasdaq OMX Transaction Agreement. The total cash consideration for the Share Match Programs totaled $11.0 million, which was the fair value of the

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

awards at the time of the business combination and which includes the effect of any swap arrangements that were not material. The 2006 Share Match Program totaled approximately $4.5 million and was calculated by multiplying the number of shares in the 2006 Share Match Program by the share price of SEK 265.0 and adding withholdings. The total cash consideration for the 2007 Share Match Program totaled approximately $6.5 million, which as stated above was consideration for the grants that would have been made under the 2007 Share Match Program. These costs were funded with cash on hand.

The above purchase price has been preliminarily allocated based on an estimate of the fair value of OMX AB’s assets acquired and liabilities assumed. In addition, we have begun to finalize our plan to integrate certain activities related to our business combination with OMX AB. We are still gathering information to make final decisions regarding the optimal organization of the combined company, from which additional adjustments and refinements to our plan will arise. As such, additional adjustments to the OMX AB purchase price allocation will be recorded as we finalize restructuring costs associated with integration activities of the combined company in accordance with the requirements of EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” or EITF 95-3. Upon completion of the organizational analysis and the approval of appropriate management, our plan will be finalized. The future adjustments, whether increasing or decreasing our plan’s total value, will impact goodwill and accounts payable and accrued liabilities. We expect our plan to be finalized during the one year allocation period. We are completing our plan under the provisions of EITF 95-3. See Note 4, “Goodwill and Purchased Intangible Assets,” for a summary of additional adjustments to the OMX AB purchase price as of December 31, 2008. All other restructuring liabilities outside the scope of EITF 95-3 will be recognized in the income statement when those costs have been incurred in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” or SFAS 146. The final valuation of net assets will be completed as soon as possible but no later than one year from the acquisition date. To the extent that the estimates need to be adjusted, we will do so, but no later than one year after closing in accordance with SFAS 141.

The following table presents a summary of the preliminary OMX AB purchase price allocation, which was revised to reflect changes in the fair value of certain purchased intangible assets as well as the purchase of the remaining 1.2% of OMX AB shares:

	Purchase Consideration		Total Net Assets (Liabilities) Acquired(1)	Purchased Intangible Assets		Goodwill
	(in millions)
Initial purchase price allocation	$4,309.4		$(669.9)	$2,041.4		$2,937.9
Change in fair value of purchased intangible assets	—		330.0	(834.3	)(2)	504.3	(2)
Cash component for the remaining 1.2% of OMX AB shares	61.7	(3)	—	—		61.7	(3)

Revised purchase price allocation	$4,371.1		$(339.9)	$1,207.1		$3,503.9

(1)	We acquired net assets, at fair value, of OMX AB totaling $137.5 million and recorded current deferred tax liabilities of $18.4 million and non-current deferred tax liabilities of $789.0 million related to OMX AB’s intangible assets resulting in total net liabilities acquired of $669.9 million. Included in the net liabilities acquired are $21.1 million for sublease loss reserves related to OMX AB real estate that we do not intend to occupy as well as $3.8 million for severance costs. Based on revised fair values of certain purchased intangible assets (see footnote (2) below), current deferred tax liabilities decreased $7.1 million to $11.3 million and non-current deferred tax liabilities decreased $322.9 million to $466.1 million, resulting in a total decrease of $330.0 million and a decrease in net liabilities acquired from $669.9 million to $339.9 million.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

(2)

As we finalize the factors and assumptions that we obtained to determine the purchase price allocation, the fair values of the purchased intangible assets were adjusted resulting in a decrease of $834.3 million in 2008. The impact on amortization expense was immaterial. The adjusted fair value of purchased intangible assets is $1,207.1 million. Based on the adjusted fair values, current and non-current deferred tax liabilities decreased $330.0 million (see footnote (1) above) and goodwill increased $504.3 million. As discussed above, we have not finalized the allocation of the purchase price related to the OMX AB business combination and expect there to be further adjustments to goodwill within one year from the purchase date.

(3)

In August 2008, through compulsory acquisition procedures, NASDAQ OMX received advanced title for the remaining 1.2% of OMX AB shares held by OMX AB shareholders for an aggregate consideration of SEK 370.8 million ($61.7 million). The additional purchase was recorded as an adjustment to goodwill in the Consolidated Balance Sheets as of December 31, 2008.

In performing the preliminary purchase price allocation, Nasdaq considered, among other factors, the intention for the future use of the acquired assets, analyses of historical financial performance, and an estimate of the future performance of OMX AB’s business. The preliminary estimate of the fair values of intangible assets is based, in part, on a valuation using an income or cost approach, as appropriate. The risk-adjusted discount rates used to compute the present value of the expected net cash flows of individual intangible assets were based on OMX AB’s weighted average cost of capital, which ranged from 7.8% to 9.6%. These discount rates were determined after consideration of OMX AB’s rate of return on debt and equity and the weighted-average return on invested capital. In estimating the remaining useful lives of the intangible assets, we considered the six factors presented in paragraph 11 of SFAS 142 and an analysis of the intangible assets’ relevant historical attrition data.

Intangible Assets

The following table presents the details of the purchased intangible assets acquired in the OMX AB business combination. All purchased intangible assets are amortized using the straight-line method. See Note 4, “Goodwill and Purchased Intangible Assets,” for further discussion.

	Increase in Value		Estimated Average Remaining Useful Life (in Years)
Equity method investment	$74.7	(i)

	Value
Intangible assets:
Exchange and clearing registrations	583.0		Indefinite
Trade name	163.7		Indefinite
Customer relationships:
Market Services	365.2		23-29
Issuer Services	25.2		27-33
Market Technology	29.4		20-24

Total customer relationships	419.8

Market technology:
Developed	37.1		3
New	3.5		10

Total market technology	40.6

Total intangible assets	1,207.1	(ii)

Total assets	$1,281.8	(i)+(ii)

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Below is a discussion of the methods used to determine the fair value of OMX AB’s intangible assets and equity method investment, as well as a discussion of the estimated average remaining useful life of each intangible asset. The carrying value of all other assets and liabilities was deemed to approximate their estimated fair value.

Equity Investment

As of February 27, 2008, OMX AB owned approximately 3.8 million shares of Orc Software AB, a company publicly traded on NASDAQ OMX Stockholm which was recorded under the equity method of accounting with a carrying value of $14.0 million. As part of the OMX AB purchase price allocation, the investment in Orc Software was recorded at fair value of $88.7 million based on the daily closing price as reported on NASDAQ OMX Stockholm as of February 27, 2008.

Exchange and Clearing Registrations

The exchange and clearing registrations represent licenses that provide OMX AB with the ability to operate its equity and derivative exchanges as well as the clearing function. Nasdaq views these intangible assets as a perpetual license to operate the exchanges so long as OMX AB meets its regulatory requirements. Nasdaq selected a variation of the income approach called the Greenfield Approach to value the exchange and clearing registrations. The Greenfield Approach refers to a discounted cash flow analysis that assumes the buyer is building the exchange and clearing operations from a start-up business to a normalized level of operations as of the acquisition date. This discounted cash flow model considers the required resources and eventual returns from the build-out of operational exchanges and the acquisition of customers, once the exchange and clearing registrations are obtained. The advantage of the approach is that it reflects the actual expectations that will arise from an investment in the registrations and it directly values the registrations. The Greenfield Approach relies on assumptions regarding projected revenues, margins, capital expenditures, depreciation, and working capital during the two year pre-trade phase, the 10 year ramp-up period as well as the terminal period.

A steady state projection for OMX AB was established first. The projection included synergies that a market participant buyer could realize. Since OMX AB has a strong market position, Nasdaq assumed that the projected revenues represent nearly 100.0% of the potential market until 2019, and that a market participant would be able to achieve 80.0% of the market within the 12 year ramp-up period. A terminal growth rate of 4.0% was chosen as a reasonable estimate of the growth rate of the stock exchange industry on a long-term basis. A steady state projection was used starting in year 12 based on the assumption that a stock exchange can expect to reach normalized operations at this time.

Nasdaq characterized the costs into fixed costs, variable costs, and technology costs. Annual fixed costs remained constant throughout the projection at approximately $122.5 million, which represents 50.0% of normalized costs. The remaining 50.0% of the costs were variable costs, which were estimated as a proportion to the revenue. It was estimated that OMX AB would have to incur approximately $200.0 million in upfront technology to start the exchanges, and ongoing maintenance technology costs would be equal to 15.0% of revenues thereafter.

The initial capital expenditures in years one and two reflect the costs associated with obtaining the fixed assets and the minimal regulatory fees required to start exchanges. Subsequent annual capital expenditures and depreciation were estimated at 4.9% of the revenue, assuming that maintenance capital expenditures are required to replace the depreciated fixed assets. Nasdaq also assumed that the exchanges would require $100.0 million of initial clearing capital which would increase to $275.0 million by the time the exchange reached normalized operations.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

An indefinite life was assumed for these registrations as the exchanges have operated, in some cases, for more than 140 years and the authorization to operate these exchanges is perpetual so long as OMX AB meets its regulatory requirements. Furthermore, since no legal, contractual, competitive, economic, or other factors limit the useful life of these intangible assets, Nasdaq considered the useful life of the exchange and clearing registrations to be indefinite. As noted above, we assessed the factors listed in paragraph 11 of SFAS 142 in making this indefinite life determination.

The fair value of the exchange registrations was determined to be approximately $583.0 million.

Trade Name

Nasdaq has incorporated OMX AB into three reporting segments—Issuer Services, Market Services, and Market Technology. The OMX AB trade name was valued as used in each of these reporting segments. The trade name represents the value of the market recognition of quality service that OMX AB and its predecessor entities have developed in their 140 years of operation. In valuing the acquired trade names, we used the income approach, specifically the relief from royalty approach, relying on publicly available information to determine the royalty rate that OMX AB would have to pay a third-party for the use of the trade name. This valuation methodology is based on the concept that because OMX AB owns the trade name, it does not have to pay a third-party for the right to use the trade name.

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

The following is a summary of the indicated fair value for the trade name asset:

	Issuer Services	Market Services	Market Technology	Total
	(in millions)
Sum of discounted cash flows	$13.4	$110.5	$9.3	$133.2
Discounted tax amortization benefit	3.0	25.0	2.5	30.5

Indicated fair value	$16.4	$135.5	$11.8	$163.7

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Customer Relationships

Customer relationships represent the non-contractual and contractual relationships that OMX AB has with issuers, traders, information vendors, and technology customers. OMX AB’s customer relationships were valued using the income approach, specifically an excess earnings method. This valuation approach relied on assumptions regarding projected revenues, attrition rates, and operating cash flows for each customer type, which were projected up to 45 years.

The following chart depicts OMX AB’s primary revenue streams and how the 2008 revenues were divided amongst the three customer relationship intangible assets:

	Issuer Services	Market Services	Market Technology	Unallocated
	(in millions)
The Exchanges That Comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic
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

Nasdaq assumed annual revenue attrition of 5.0% for the customers for all reporting segments, as well as charges for contributory assets. The tax-effected cash flows were discounted at a rate of 9.6%, 10.1%, and 7.9% for Issuer Services, Market Services, and Market Technology, respectively.

The cash flows were then tax-effected at a rate of 25.0%, and a discounted tax amortization benefit was added to the fair value of the asset under the assumption that the customer relationships would be amortized for tax purposes over a period of seven years for Issuer and Market Services and five years for Market Technology.

The following is a summary of the indicated fair value for the customer relationship assets:

	Issuer Services	Market Services	Market Technology	Total
	(in millions)
Sum of discounted cash flows	$20.6	$298.8	$23.3	$342.7
Discounted tax amortization benefit	4.6	66.4	6.1	77.1

Indicated fair value	$25.2	$365.2	$29.4	$419.8

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

The estimated remaining useful life captures 90.0% to 95.0% of the present value of the cash flows generated by each customer relationship. The remaining useful life was determined based on an analysis of the historical attrition rates of OMX AB customers and paragraph 11 of SFAS 142, which included an analysis of the legal, regulatory, contractual, competitive, economic, or other factors that limit the useful life of this intangible asset. The useful life is addressed in the section below, which discusses the assessment of the lives of the customer relationships and market technology.

Technology—Licensed to Third Parties

Nasdaq acquired two types of technology from OMX AB, developed and new. The developed technology represents the existing portfolio of software technologies that OMX AB had developed or acquired. These software technologies are licensed to more than 60 external unrelated customers and are also currently used internally by OMX AB. The new technology includes Genium. Our future technology platform is an ongoing effort as we further evaluate both Nasdaq and OMX AB technologies. NASDAQ OMX has refocused the development of Genium to combine our INET (Nasdaq’s current trading platform) and CLICK technologies with the original Genium concepts and components. Ongoing Genium development will predominately incorporate our core INET functionality, including order routing that will be deployed in the new NASDAQ OMX Europe. We will develop new integrated trading and clearing functions based on CLICK and SECUR, and the Genium platform will include Genium Market Info, our information dissemination solution. The exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic will begin the migration to the Genium platform in 2010. The fair values of the technologies licensed to third parties were computed using the income approach, specifically the excess earnings approach. This valuation approach relied on assumptions regarding projected revenues, operating cash flows and core technology charges for each technology, which were projected over three years for developed technology and over 10 years for new technology.

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

A contributory asset charge for the use of other assets was deducted from the after-tax operating income yielding the excess earnings generated by the technologies, which were discounted at a rate of 7.9% for developed and new technologies.

The cash flows were then tax-effected at a rate of 25.0%, and a discounted tax amortization benefit was added to the fair value of the asset under the assumption that the technology would be amortized for tax purposes over a period of five years.

The fair value of the new technology was adjusted for the INET components that Nasdaq and OMX AB are incorporating into Genium, which represented approximately 96.0% of value.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following is a summary of the indicated fair value for the technology asset:

	Developed Technology	New Technology
	(in millions)
Sum of discounted cash flows	$12.3	$26.0
Discounted tax amortization benefit	3.2	6.8

Indicated fair value	15.5	32.8
Value Adjustment for Nasdaq and OMX AB	—	(31.6)

Indicated fair value	$15.5	$1.2

The estimated useful life of the developed and new technology was based on discussions with OMX AB management as to the likely duration of benefit to be derived from the technology. Nasdaq considered such factors as the migration cycle from the existing technology to Genium, the estimated R&D, and the development of future generations of technology. Nasdaq also gave consideration to paragraph 11 of SFAS 142 and to the pace of the technological changes in the industries in which OMX AB sells its products.

Technology—Internal Use

The fair values of the internally used technology were valued using the income approach, specifically the relief from royalty approach, relying on publicly available information to determine the royalty rate that OMX AB would have to pay a third-party for the use of the technologies. This valuation methodology is based on the concept that because OMX AB owns the technologies it does not have to pay a third-party for the right to license the technology.

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

The fair value of the new technology was adjusted for the INET components that Nasdaq and OMX AB are incorporating into Genium, which represented approximately 96.0% of value.

The following is a summary of the indicated fair value for the internally licensed existing and new technologies:

	Developed Technology	New Technology
	(in millions)
Sum of discounted cash flows	$17.6	$55.2
Discounted tax amortization benefit	4.0	12.5

Indicated fair value	21.6	67.7
Value Adjustment for Nasdaq and OMX AB	—	(65.4)

Indicated fair value	$21.6	$2.3

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Customer Relationships and Market Technology Lives

The following summarizes the methodologies and assumptions Nasdaq used to estimate the remaining economic lives of the customer relationships and market technology.

a. The expected use of the asset by the entity—As previously discussed, the existing technology will be partially replaced by the Genium technology over the next 6 years. In addition, the existing technology and Genium technology will be obsolete after three and 10 years, respectively. The determination of the useful life of Genium was based on the historical development and life cycles of existing technology products within Nasdaq and OMX AB.

b. The expected useful life of another asset or group of assets to which the useful life of the intangible asset may relate—The useful lives of the technology and customer relationship assets are not significantly impacted by any other asset or group of assets. The life of the customer relationships varies depending on the customers. The issuers generally have a 27 to 33 year life, the traders/information vendors have a 23 to 29 year life, and the market technology customers have a 20 to 24 year life. For technology, the existing technology has a three year life whereas Genium has a 10 year life.

c. Any legal, regulatory or contractual provisions that may limit the useful life—We are not aware of any.

d. Any legal, regulatory or contractual provisions that enable renewal or extension of the asset’s legal or contractual life without substantial cost—The market technology customers enter into license and facilities management contracts with a duration of three to 10 years. Such contracts are generally renewed at least once with minimal cost. The useful life of 20 to 24 years was selected based on the fact that many contracts are renewed more than one time, and a majority of the contracts have terms in the eight to 10 year range. We are not aware of any other legal, regulatory, or contractual provisions that may impact the lives of the customer relationships and market technology.

e. The effects of obsolescence, demand, competition, and other economic factors—Genium will be introduced both internally and externally beginning in 2010. The existing technology would become obsolete in approximately three years. In addition, Genium would become obsolete in approximately ten years should OMX AB not invest in upgrades and improvements. The life cycles were based on the historical development and life cycles of existing software products within Nasdaq and OMX AB.

With respect to the customer relationships, the issuers are generally loyal to their home country and, as such, list on the local exchanges. Most delistings relate to mergers or acquisitions rather than competition. However, within Europe, there has been increased competition with respect to the trading business, resulting in higher attrition rates for the listing/information vendor business. Finally, for the market technology customers, OMX AB faced competition from exchanges that choose to develop their own exchange technologies. The present competition does not have a large impact on the life cycle as customers typically return due to better pricing options and the high cost of changing providers.

f. The level of maintenance expenditures required to obtain the expected future cash flows from the asset. OMX AB expects to incur research and development expenses to maintain its technology. With respect to the customer relationships, OMX AB incurs sales and marketing expenses to maintain the current customers. Nasdaq believes that historically the research and development and sales and marketing expenses have maintained the quality of its products and services, thus contributing to a longer life.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Deferred Tax Liability

An $11.3 million current deferred tax liability and a $466.1 million non-current deferred tax liability (total deferred tax liability of $477.4 million) has been set up against the $1,207.1 million increase in value of OMX AB’s intangible assets outlined in the table above. The deferred tax liabilities represent the tax effect of the difference between the estimated assigned fair value of the acquired intangible assets ($1,207.1 million) and the tax basis ($0) of such assets. The estimated amount of $477.4 million is determined by multiplying the difference of $1,207.1 million by the U.S. marginal tax rate of 39.55%.

Equity Investment in NASDAQ Dubai

As discussed above, we also acquired 33 1/3% of the equity of NASDAQ Dubai in exchange for $50 million of cash consideration and the entry into certain technology and trademark licensing agreements. These agreements are intended to be nontransferable and perpetual, subject to various exceptions. The agreements grant to NASDAQ Dubai and/or its affiliates rights to use or sublicense certain intellectual property (including, in some instances, on an exclusive basis). We will also be responsible for 50.0% of any additional capital contribution calls made by NASDAQ Dubai, subject to a maximum aggregate additional commitment by us of $25.0 million.

Included in the Consolidated Balance Sheet is our equity method investment in NASDAQ Dubai, which was initially recorded for approximately $128 million. Our investment includes $50 million of cash consideration and the contribution of certain licenses related to our technology, or technology licenses, and the Nasdaq trade name with a gross value of $117 million (net value of $78 million after reduction by the portion of economic interest retained through our 33 1/3% equity investment in NASDAQ Dubai). Upon the concurrent closing of the Transactions, we recognized a non-recurring pre-tax gain of $26 million ($15.7 million after-tax) on the transfer of the Nasdaq trade name asset. In addition, as discussed below, we recorded deferred revenue of $52 million related to the transfer of the technology licenses and will ratably recognize this revenue over a seven year period, which is an estimate of the relevant period for which service will be provided to NASDAQ Dubai.

The basis of the estimated fair values of the technology licenses and the Nasdaq trade name and the calculation of deferred revenue on the technology licenses and the calculation of the Nasdaq trade name pre-tax and after-tax gains are presented below.

Estimated Fair Value of Licenses related to Technology and Calculation of Deferred Revenue

Estimated Fair Value of Technology Licenses

The technology license contributed to NASDAQ Dubai was valued using the cost savings method. As part of the Transactions, NASDAQ Dubai was granted the rights to use or sublicense certain intellectual property (including in some instances, on an exclusive basis) for use in NASDAQ Dubai’s operations in certain territories. Furthermore, NASDAQ Dubai can sublicense current or future commercially available technologies owned by NASDAQ OMX to any of its affiliated entities. Nasdaq estimated the hypothetical after-tax license fees saved by NASDAQ Dubai based on similar license agreements. The applicable license fees saved by the affiliated entities were based on the analysis of likely licensors of commercially available technologies. A hypothetical license agreement with NASDAQ Dubai and their affiliated entities was assumed to span a period of five years, and the license fees were assumed to be paid at the beginning of each period. The tax rate in Dubai is zero. The tax-effected license fee savings cash flows were discounted at a rate of 19.1%. The discount rate was developed using the comparable public company data and economic data reflecting the risk environment in NASDAQ Dubai’s market area. The discount rate was based on the capital asset pricing model and represents the weighted-average cost of capital.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

The fair value of the technology licenses was determined to be approximately $78 million.

Calculation of Deferred Revenue

As part of the perpetual technology license agreement, we are obligated to provide NASDAQ Dubai with additional unspecified software developed or marketed by NASDAQ OMX in the future. As such, we have deemed our contribution of technology to be an “insubstance subscription” in accordance with SOP 97-2. As such, revenue that is earned as a result of the license agreement will be recognized ratably over its estimated economic useful life. We have recorded deferred revenue equal to the fair value of the technology licenses. The deferred revenue will be reduced by the portion of the economic interest retained since we will have a 33 1/3% equity investment in NASDAQ Dubai and the deferred revenue will be recognized ratably over the estimated economic useful life of the technology licenses, which is seven years.

Calculation is as follows:

•	$78 million value to technology licenses * 66 2/3% interest sold = $52 million.

For the year ended December 31, 2008, we recorded $5.8 million of income related to this deferred revenue in Market Technology revenues in the Consolidated Statements of Income.

Estimated Fair Value of License related to the Nasdaq Trade Name and Calculation of Gain on Transfer of the Nasdaq Trade Name

Estimated Fair Value of Nasdaq Trade Name

Nasdaq used the relief from royalty method in valuing NASDAQ Dubai’s right to the Nasdaq trade name. As a part of the Transactions, NASDAQ Dubai received rights to use the Nasdaq trade name. The valuation methodology used is based on the after-tax royalties saved by NASDAQ Dubai because of the licensing agreement. The royalty rate used was selected after researching publicly available information on license agreements involving similar trade names. Based on these license agreements, a royalty rate of 3.0% was selected, which was multiplied by NASDAQ Dubai’s projected revenue stream to derive the after-tax royalty savings. The tax rate in Dubai is zero. The resulting after-tax royalty savings were discounted using a rate of 19.1%, which represents the weighted average cost of capital.

The fair value of the license related to the Nasdaq trade name was determined to be approximately $39 million.

Calculation of Gain on Transfer of Asset

As noted above, the fair value of the license related to the Nasdaq trade name was approximately $39 million and had a zero carrying value on Nasdaq’s books and records prior to the transfer. The contribution of the Nasdaq trade name is considered an exchange of monetary assets in accordance with EITF 01-02 “Interpretations of APB Opinion No. 29”, therefore we determined that a gain should be recognized for the difference between Nasdaq’s carrying value and the fair value of this contributed asset. This gain is reduced by the portion of economic interest retained since we will have a 33 1/3% equity investment in NASDAQ Dubai.

The pre-tax gain was calculated as follows:

•	$39 million value to trade name *66 2/3% interest sold = $26 million.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

The after-tax gain was calculated as follows:

•	$26 million gain less taxes at 39.55% ($10.3 million) = $15.7 million.

Tax Related to the NASDAQ Dubai Investment

For tax purposes, we recorded a current income tax payable of $46.3 million on the total intangible asset value of $117 million. In addition, we recorded a deferred tax asset of $36.0 million related to the difference between the total intangible asset value of $117 million and the gain of $26.0 million recognized on the Nasdaq trade name contribution.

Acquisition of PHLX

On July 24, 2008, we completed our previously announced acquisition of PHLX, or the PHLX acquisition. NASDAQ OMX’s cost to acquire PHLX of approximately $707.5 million ($652.0 million cash paid plus approximately $55.5 million of direct acquisition costs and working capital adjustments) is subject to certain post-closing adjustments.

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

The above estimated purchase price has been preliminarily allocated based on an estimate of the fair value of PHLX’s assets acquired and liabilities assumed. In addition, we have begun to finalize our plan to integrate certain activities related to our acquisition of PHLX. We are still gathering information from which to make final decisions regarding the optimal organization of the combined company, from which additional adjustments and refinements to our plan will arise. As such, additional adjustments to the PHLX purchase price allocation will be recorded as we estimate restructuring costs associated with integration activities of the combined company in accordance with the requirements of EITF 95-3. Upon completion of the organizational analysis and the approval of appropriate management, our plan will be finalized. The future adjustments, whether increasing or decreasing our plan’s total value, will impact goodwill and accounts payable and accrued liabilities. We expect our plan to be finalized during the one year allocation period. We are completing our plan under the provisions of EITF 95-3. All other restructuring liabilities outside the scope of EITF 95-3 will be recognized in the income statement when those costs have been incurred in accordance with SFAS 146. The final valuation of net assets will be completed as soon as possible but no later than one year from the acquisition date. To the extent that the estimates need to be adjusted, we will do so, but no later than one year after closing in accordance with SFAS 141.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table presents a summary of the preliminary PHLX purchase price allocation:

Purchase Consideration	Total Net Assets (Liabilities) Acquired(1)	Purchased Intangible Assets	Goodwill
(in millions)
$ 707.5	$(98.9)	$336.8	$469.6

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

Exchange and Futures Registrations

The national securities exchange and futures registrations represent licenses that provide PHLX with the ability to operate its equity and options and futures exchanges. NASDAQ OMX views these intangible assets as perpetual licenses to operate the exchange and futures functions so long as PHLX meets certain regulatory

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

requirements. NASDAQ OMX selected a variation of the income approach called the Greenfield Approach to value the SRO exchange registration and the cost approach to value PBOT’s futures registration. PBOT has been renamed NFX and is a subsidiary of NASDAQ OMX PHLX.

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

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

NFX Futures Registration

The fair value of NFX futures registration was valued using the cost approach, specifically the replacement cost new approach, to determine the current cost to purchase or replace the futures registration. This valuation methodology is based on the concept that a prudent investor would pay no more for an asset than the amount necessary to replace the asset.

The following is a summary of the indicated fair value for NFX futures registration:

(in millions)	NFX Futures Registration
Sum of costs	$0.2
Discounted tax amortization benefit	0.1

Indicated fair value	$0.3

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

Technology—XL, PBOT, XLE, and SCCP

NASDAQ OMX acquired five technologies from PHLX: XL, PBOT, XLE, SCCP, and certain supporting technologies. These technologies represent the existing portfolio of software technologies that PHLX had developed or acquired to operate its exchange.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Technology—Supporting

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

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Acquisition of certain businesses of Nord Pool

On October 21, 2008, we completed our acquisition of Nord Pool’s clearing, international derivatives and consulting subsidiaries. The aggregate purchase price of NOK 2,192 million (approximately $317.1 million) consisted of NOK 1,725 million (approximately $249.4 million) in cash, NOK 457 million (approximately $66.0 million) in the form of a vendor note due to the current owners of Nord Pool within 18 months of closing and NOK 10 million (approximately $1.7 million) of direct acquisition costs. NASDAQ OMX may also be obligated to pay further earn-out payments of up to NOK 800 million (approximately $115.6 million), based on certain volume measurements over a five-year period. In accordance with SFAS 141, we will recognize these payments as additional goodwill if and when the earn-outs are achieved.

Purchase Price

The following is a summary of the purchase price of the Nord Pool transaction (in millions):

Cash component	249.4	(a)
Vendor note	66.0	(b)
Acquisition costs	1.7	(c)

Total purchase consideration	$317.1

(a)

Based on cash consideration of NOK 1,725 million paid on October 21, 2008 divided by the NOK/USD exchange rate of 6.9175 on that date. The sources of the cash component were the drawdown of debt under a five-year $2,000.0 million senior secured term loan facility and the use of cash on hand.

(b)

Based on vendor note of NOK 457 million given on October 21, 2008 divided by the NOK/USD exchange rate of 6.9175 on that date. The vendor note will be due to the current owners of Nord Pool within 18 months of closing.

(c)

Management’s direct costs of the acquisition, which primarily include legal and advisory fees incurred by NASDAQ OMX. Based on acquisition costs of NOK 10 million incurred during 2008 divided by the NOK/USD average 2008 exchange rate of 5.8587. These costs were funded with cash on hand.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table presents a summary of the preliminary Nord Pool transaction purchase price allocation:

Purchase Consideration	Total Net Assets (Liabilities) Acquired(1)	Purchased Intangible Assets	Goodwill
(in millions)
$317.1	$66.7	$89.1	$161.3

(1)

We acquired net assets, at fair value, in the Nord Pool transaction totaling $91.6 million and recorded deferred tax liabilities of $24.9 million related to intangible assets resulting in total net assets acquired of $66.7 million.

Intangible Assets

The following table presents the details of the purchased intangible assets acquired in the Nord Pool transaction. All finite-lived purchased intangible assets are amortized using the straight-line method. See Note 4, “Goodwill and Purchased Intangible Assets,” for further discussion.

	Value	Estimated Average Remaining Useful Life (in Years)
Intangible assets:
Customer relationships	$84.9	21 years
Trade name	3.7	10 years
SAPRI technology	0.5	7 years

Total intangible assets	$89.1

In performing the preliminary purchase price allocation, NASDAQ OMX considered, among other factors, the intention for the future use of the acquired assets, analyses of historical financial performance, and an estimate of the future performance of the acquired businesses. The estimate of the fair values of intangible assets is based, in part, on a valuation using an income approach, market approach, or cost approach, as appropriate. The risk-adjusted discount rates used to compute the present value of the expected net cash flows of individual intangible assets, were based on Nord Pool’s weighted average cost of capital of 11.7%. This discount rate was determined after consideration of Nord Pool’s rate of return on debt and equity and the return on invested capital. In estimating the remaining useful lives of the intangible assets, NASDAQ OMX considered the six factors presented in paragraph 11 of SFAS 142 and an analysis of the intangible assets’ relevant historical attrition data. Below is a discussion of the method used to determine the fair value of the customer relationships intangible asset.

Customer Relationships

Customer relationships represent the non-contractual and contractual relationships that the businesses acquired in the Nord Pool transaction have with their members. Customer relationships were valued using the income approach, specifically an excess earnings method. This valuation approach relied on assumptions regarding projected revenues, attrition rates, and operating cash flows for customers, which were projected over 38 years.

NASDAQ OMX assumed annual revenue attrition of 5.0% for the customers and revenue growth of the customers at 80% of the projected overall revenue growth of the business. Charges for contributory assets were taken, and the tax-effected cash flows were discounted at a rate of 12.8%.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

The cash flows were then tax-effected at a rate of 28.0%, and a discounted tax amortization benefit was added to the fair value of the asset under the assumption that the customer relationships would be amortized for tax purposes over a period of 21 years based on the remaining useful life of the customers and Norwegian tax law.

The following is a summary of the indicated fair value for the customer relationships asset:

(in millions)	Total
Sum of discounted cash flows	$76.3
Discounted tax amortization benefit	8.6

Indicated fair value	$84.9

The estimated remaining useful life captures approximately 95.0% of the present value of the cash flows generated by the customer relationships. The remaining useful life was determined based on an analysis of the historical attrition rates of customers and paragraph 11 of SFAS 142, which included an analysis of the legal, regulatory, contractual, competitive, economic, or other factors that limit the useful life of this intangible asset.

The following summarizes the methodologies and assumptions NASDAQ OMX used to estimate the remaining economic lives of the customer relationships.

a. The expected use of the asset by the entity—The determination of the useful life of the customer relationships asset was estimated based on the period in which 95% of the present value of cash flows related to the customer relationships are captured.

b. The expected useful life of another asset or group of assets to which the useful life of the intangible asset may relate—The useful lives of the customer relationships asset is not significantly impacted by any other asset or group of assets. The life of the customer relationships is about 20 to 22 years.

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

e. The effects of obsolescence, demand, competition, and other economic factors—With regards to the customer relationships, an analysis of attrition rates was performed based on historical information.

f. The level of maintenance expenditures required to obtain the expected future cash flows from the asset. With respect to the customer relationships, the businesses acquired in the Nord Pool transaction incur little, if any, sales and marketing expenses to maintain the current customers.

Deferred Tax Liability

A $24.9 million deferred tax liability has been set up against the $89.1 million value of the intangible assets acquired in the Nord Pool transaction outlined in the above table. The deferred tax liability represents the tax effect of the difference between the estimated assigned fair value of the acquired intangible assets ($89.1 million) and the tax basis ($0) of such assets. The estimated amount of $24.9 million is determined by multiplying the difference of $89.1 million by the effective tax rate of 28.0%.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Pro Forma Results

The consolidated financial statements for the year ended December 31, 2008 include the financial results of OMX AB, PHLX, BSX, certain businesses of Nord Pool and IDCG from the date of each acquisition. Unaudited pro forma combined historical results for the years ended December 31, 2008 and 2007 are included in the table below. The unaudited pro forma combined results include the historical Consolidated Statements of Income of Nasdaq, OMX AB and PHLX giving effect to the OMX AB business combination and PHLX acquisition as if they had occurred at the beginning of each period presented. We also acquired BSX in August 2008, certain businesses of Nord Pool in October 2008 and IDCG in December 2008, but have not included their results prior to their respective acquisition dates in these pro forma results as these acquisitions were not considered significant.

	Years Ended December 31,
	2008	2007
	(in thousands, except per share amounts)
Revenues	$3,851,006	$3,152,706
Revenues less liquidity rebates, brokerage, clearance and exchange fees	1,652,478	1,520,727
Net income	314,984	336,283
Basic earnings per share	$1.58	$1.90
Diluted earnings per share	$1.48	$1.62

The pro forma results for the years ended December 31, 2008 and 2007 primarily include adjustments for amortization of the intangible assets presented above, the elimination of OMX AB’s historical amortization expense, elimination of PHLX’s non-recurring expenses related to the acquisition, additional interest expense on the Credit Facilities and the 2.50% convertible senior notes, elimination of OMX AB’s historical interest expense related to OMX AB’s debt that was refinanced and related tax adjustments.

The pro forma results for the year ended December 31, 2008 also include the elimination of the non-recurring gain on the contribution of the Nasdaq trade name in the NASDAQ Dubai transaction discussed above. In addition, the pro forma results for the year ended December 31, 2007 were adjusted to exclude the material non-recurring charges or credits and related tax effects related to our previous investment in the LSE. The adjustments related to the LSE transaction include the elimination of Nasdaq’s interest expense related to the financing of the purchase of the share capital of the LSE, the loss on foreign currency option contracts purchased to hedge the foreign currency exposure on our acquisition bid, dividend income received from the LSE, strategic initiative costs and related tax adjustments. In addition, pro forma results for the years ended December 31, 2008 and 2007 include adjustments to eliminate interest income related to the net cash received from the sale of our investment in the LSE.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Other Acquisitions Completed in 2008, 2007 and 2006

The following table presents a summary of our other acquisitions in 2008, 2007 and 2006:

	Purchase Consideration		Total Net (Liabilities) Assets Acquired(1)	Purchased Intangible Assets	Goodwill
	(in thousands)
2008
BSX	$43,365	(2)	$(43,725)	$52,300	$34,790
IDCG	84,531		58,743	25,788	—

Total for 2008	$127,896		$15,018	$78,088	$34,790

2007
Directors Desk	$8,000	(2)	$(162)	$1,660	$6,502

2006
Shareholder.com	$40,000	(2)	$(2,069)	$10,159	$31,910
GlobeNewswire	18,000	(2)	(1,300)	5,170	12,296

Total for 2006	$58,000		$(3,369)	$15,329	$44,206

(1)

We acquired net liabilities of BSX totaling $22.3 million and recorded deferred tax liabilities of $21.5 million related to BSX’s intangible assets. The net liabilities of $22.3 million include $22.6 million of negative working capital, which was included as an adjustment to the purchase consideration. We acquired net assets of IDCG of $58.7 million, which include $68.0 million of cash received from NASDAQ OMX for the acquisition consideration. We acquired net assets of Directors Desk totaling $0.2 million and net liabilities of $0.4 million resulting in total net liabilities acquired of $0.2 million. We acquired net assets of Shareholder.com totaling $1.1 million and recorded non-current deferred tax liabilities of $3.2 million related to Shareholder.com’s intangible assets resulting in total net liabilities acquired of $2.1 million. We acquired net assets of GlobeNewswire totaling $0.7 million and recorded non-current deferred tax liabilities of $2.0 million related to GlobeNewswire’s intangible assets resulting in total net liabilities acquired of $1.3 million.

(2)

BSX consideration includes the $61.0 million purchase price less $22.6 million of negative working capital adjustments as well as $4.9 million for the settlement of a loan. BSX consideration includes $3.3 million held in escrow to be paid in 2009 in accordance with the purchase agreement. Directors Desk purchase consideration included $0.5 million held in escrow to be paid in 2009 in accordance with the purchase agreement. Shareholder.com purchase consideration included $4.0 million held in escrow for post closing settlement adjustments that were paid in 2007 in accordance with the purchase agreement. GlobeNewswire purchase consideration included $1.8 million included in compensation and benefits expense in the December 31, 2006 Consolidated Statements of Income related to incentive payments paid in 2008 in accordance with the purchase agreement.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table presents the details of the purchased intangible assets acquired in the above 2008, 2007 and 2006 acquisitions. All purchased intangible assets are amortized using the straight-line method. See Note 4, “Goodwill and Purchased Intangible Assets,” for further discussion.

	Technology		Customer Relationships		Other			Total
	Estimated Useful Life (in Years)	Amount	Estimated Useful Life (in Years)	Amount	Estimated Useful Life (in Years)		Amount	Amount
	(in thousands, except years)
2008
BSX	—	$—	17-25	$2,500	Indefinite	(1)	$49,800	$52,300
IDCG	—	—	—	—	Indefinite	(2)	25,788	25,788

Total for 2008		$—		$2,500			$75,588	$78,088

2007
Directors Desk	4.5	$750	20	$910	—		$—	$1,660

2006
Shareholder.com	5	$959	11	$6,800	Indefinite	(3)	$2,400	$10,159
GlobeNewswire	5	1,600	11	3,100	3-5	(4)	470	5,170

Total for 2006		$2,559		$9,900			$2,870	$15,329

(1)	Includes SRO and clearing licenses which we determined to have an indefinite estimated useful life.
(2)	Includes derivative clearing license for interest rate swaps which we determined to have an indefinite estimated useful life.
(3)	Represents the Shareholder.com trade name which we determined to have an indefinite estimated useful life.
(4)

Includes non-compete agreements which have estimated useful lives of 3 years and the PrimeNewswire tradename which we determined to have an estimated useful life of 5 years. In the third quarter 2008, we wrote down the PrimeNewswire finite-lived trade name intangible asset used in our newswire services business of $0.2 million as we changed the name of the business to GlobeNewswire. This charge was included in asset impairment charges within other income (expense), net in the Consolidated Statements of Income in 2008. See Note 4, “Goodwill and Purchased Intangible Assets,” for further discussion.

4. Goodwill and Purchased Intangible Assets

Goodwill

The following table presents the changes in goodwill by business segment during the year ended December 31, 2008:

	Market Services	Issuer Services	Market Technology	Total
	(in thousands)
Balance at December 31, 2007	$911,179	$69,557	$—	$980,736
Goodwill acquired	3,911,158	238,720	41,253	4,191,131
Purchase accounting adjustments	71,445	4,022	61,359	136,826
Foreign currency translation adjustment	(734,644)	(57,139)	(24,488)	(816,271)

Balance at December 31, 2008	$4,159,138	$255,160	$78,124	$4,492,422

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

The goodwill acquired and purchase accounting adjustments for Market Services, Issuer Services and Market Technology shown above relate to our business combination with OMX AB. In addition, the goodwill acquired for Market Services includes the goodwill related to our acquisitions of PHLX and BSX and the Nord Pool transaction. See Note 3, “Business Combinations,” for further discussion. The purchase accounting adjustments for Market Services consist of direct acquisition costs, technology write-downs, additional severance costs related to former OMX AB employees, additional sublease loss reserves, and a reduction in the fair value of certain assets acquired. The purchase accounting adjustments for Issuer Services consist of direct acquisition costs and additional severance costs related to former OMX AB employees, and the purchase accounting adjustments for Market Technology consist of write-downs of customer contracts, technology write-downs, direct acquisition costs and additional severance costs related to former OMX AB employees. Goodwill is allocated to the reporting units based on the assignment of the fair values of each reporting unit of the acquired company. As we finalize the factors and assumptions that we obtained to determine the values assigned to each segment, our OMX goodwill segment allocation was revised during 2008.

Purchased Intangible Assets

The following table presents details of our total purchased intangible assets, both finite- and indefinite-lived:

	December 31, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
	(in thousands)
Finite-Lived Intangible Assets
Technology	$81,969	$(36,801)	$45,168	$29,409	$(20,682)	$8,727
Customer relationships	817,260	(75,632)	741,628	206,410	(37,076)	169,334
Other	7,333	(3,312)	4,021	3,240	(2,089)	1,151
Foreign currency translation adjustment	(93,496)	—	(93,496)	—	—	—

Total Finite-Lived Intangible Assets	$813,066	$(115,745)	$697,321	$239,059	$(59,847)	$179,212

Indefinite-Lived Intangible Assets
Exchange and clearing registrations	$790,000	$—	$790,000	$—	$—	$—
Trade names(1)	172,500	—	172,500	2,400	—	2,400
Licenses(2)	75,588	—	75,588	—	—	—
Foreign currency translation adjustment	(152,545)	—	(152,545)	—	—	—

Total Indefinite-Lived Intangible Assets	$885,543	$—	$885,543	$2,400	$—	$2,400

Total Intangible Assets	$1,698,609	$(115,745)	$1,582,864	$241,459	$(59,847)	$181,612

(1)

Includes trade names for OMX and Shareholder.com which we have determined to have an indefinite useful life as these trade names are expected to generate future cash flows for an indefinite period of time.

(2)	Includes IDCG derivative clearing license for interest rate swaps and BSX SRO and clearing licenses.

In accordance with SFAS 144, we record impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. In the third quarter

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

2008, due to a current period operating loss and a projection of future cash flow losses due to lower contract rates for our insurance agency business, which is part of Corporate Services within our Issuer Services segment, we evaluated the ongoing value of the intangible assets associated with this business. Based on this evaluation, we determined that finite-lived intangible assets, consisting primarily of customer relationships and technology, with a carrying value of approximately $7.1 million, were no longer recoverable and were in fact impaired, and wrote them down to their estimated fair value of zero. The risk-adjusted discount rates used to compute the present value of the expected net cash flows of individual intangible assets were based on Carpenter Moore’s weighted average cost of capital, which ranged from 14.5% to 16.9%. These discount rates were determined after consideration of Carpenter Moore’s rate of return on debt and equity and the weighted-average return on invested capital. In addition, we wrote down the finite-lived trade name intangible asset used in our newswire services business of $0.2 million in the third quarter of 2008 as we changed the name of the business to GlobeNewswire. We recorded these impairment losses in asset impairment charges within other income (expense), net in the Consolidated Statements of Income for the year ended December 31, 2008.

Amortization expense for purchased finite-lived intangible assets was $47.8 million for the year ended December 31, 2008, $19.7 million for the year ended December 31, 2007 and $31.2 million for the year ended December 31, 2006. The increase in amortization expense in 2008 compared to 2007 was primarily due to intangible asset amortization expense on identifiable finite-lived intangible assets purchased in connection with the OMX AB business combination and PHLX acquisition from the date of each acquisition. The decrease in amortization expense in 2007 compared with 2006 was primarily due to a change in the estimated useful life of technology assets in December 2005 as a result of our acquisition of INET and migration to a single trading platform. These assets were fully amortized in 2006.

The estimated future amortization expense (excluding the impact of future foreign exchange rate changes) of purchased intangible assets as of December 31, 2008 is as follows:

(in thousands)
2009	$62,851
2010	58,033
2011	45,391
2012	42,917
2013	42,555
2014 and thereafter	539,070

Total	$790,817

5. Equity Method Investments

We have investments in companies accounted for under the equity method of accounting which were primarily acquired through the business combination with OMX AB and the NASDAQ Dubai transaction. The equity method of accounting is used when we own less than 50% of the outstanding voting stock, but exercise significant influence over the operating and financial policies of the company.

We have $207.4 million of equity interest in our equity method investments, which consist primarily of NASDAQ Dubai and Orc Software, included in other assets in the Consolidated Balance Sheets as of December 31, 2008. Income recognized from our equity interest in the earnings and losses of these companies was $1.3 million for 2008 and is included in income from unconsolidated investees, net, within other income (expense), net in the Consolidated Statements of Income. For NASDAQ Dubai, we record our equity interest in the earnings and losses of this company on a quarter lag.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

NASDAQ Dubai is a related party, as NASDAQ Dubai is primarily owned by Borse Dubai, who through the completion of the Transactions, owns 19.99% of the share capital of NASDAQ OMX, in addition to shares held by the Trust for their benefit.

In accordance with APB 18, we evaluated our equity method investments for other-than-temporary declines in value by considering a variety of factors such as the earnings capacity of the investment and the fair value of the investment compared to its carrying amount. In addition, for investments where the market value is readily determinable, we consider the underlying stock price as an additional factor. As of December 31, 2008, we have not recognized other-than-temporary declines in value on these investments.

6. Property and Equipment, net

The following table presents the major categories of property and equipment, net:

	December 31,
	2008	2007
	(in thousands)
Data processing equipment and software	$258,328	$112,152
Furniture, equipment and leasehold improvements	164,679	96,490

	423,007	208,642
Less: accumulated depreciation and amortization	(240,064)	(144,119)

Total property and equipment, net	$182,943	$64,523

Depreciation and amortization expense for property and equipment was $44.8 million for the year ended December 31, 2008, $19.2 million for the year ended December 31, 2007 and $13.9 million for the year ended December 31, 2006. These amounts are included in depreciation and amortization expense in the Consolidated Statements of Income.

As of December 31, 2008 and 2007, we do not own any properties. See “Real Estate Consolidation,” of Note 22, “Cost Reduction Program and INET Integration,” for further discussion.

7. Financial Investments, at Fair Value

Financial investments, at fair value were $227.3 million as of December 31, 2008 and are primarily comprised of Swedish government debt securities. These securities, which are classified as trading securities, are restricted assets to meet regulatory capital requirements for NASDAQ OMX Stockholm clearing operations.

Investment in the LSE

During 2006 and 2007, Nasdaq, through its wholly-owned subsidiary Nightingale Acquisition Limited, or NAL, acquired share capital of the LSE, totaling 28.4%, or 28.8% after taking into effect LSE’s buybacks.

In November 2006, we announced the terms of final offers to acquire all of the ordinary share capital of the LSE not already owned by us at a price of 1,243 pence per share and all of the B share capital of LSE at a price of 200 pence (plus accrued dividend) per share. In order to hedge the foreign currency exposure on our acquisition bid for the LSE, we purchased foreign currency option contracts. See Note 17, “Derivative Financial Instruments and Hedging Activities,” for further discussion. These final offers lapsed on February 10, 2007.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

During 2007, we incurred costs, such as legal and advisory, of $26.5 million in connection with our strategic initiatives related to the LSE, including our acquisition bid. In conjunction with the lapse of our final offers for the LSE in February 2007, these costs were charged to expense in 2007, of which $24.9 million was expensed in the first quarter of 2007 and $1.6 million was expensed in the second quarter 2007. These costs are included in strategic initiative costs in the Consolidated Statements of Income.

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

8. Deferred Revenue

We estimate that our deferred revenue at December 31, 2008 primarily related to Global Listing Services and Market Technology fees and will be recognized in the following years. The timing of recognition of our deferred Market Technology revenues is dependent upon when significant modifications are made pursuant to the contracts. As such, as it relates to these fees, the timing represents our best estimate.

	Initial Listing Fees	Listing of Additional Shares	Annual and Other	Market Technology	Total
	(in thousands)
Fiscal year ended:
2009	$19,351	$33,154	$21,132	$12,691	$86,328
2010	15,599	23,583	30	5,848	45,060
2011	11,366	13,664	—	5,848	30,878
2012	7,183	3,820	—	5,848	16,851
2013	3,217	—	—	5,848	9,065
2014 and thereafter	613	—	—	6,824	7,437

	$57,329	$74,221	$21,162	$42,907	$195,619

Our deferred revenue during the years ended December 31, 2008 and 2007 is reflected in the following table. The additions primarily reflect Issuer Services revenues from listing fees and Market Technology revenues from delivered client contracts in the support phase charged during the period, as well as Market Technology deferred revenue related to the contribution of technology licenses to NASDAQ Dubai. Under contract accounting, where customization and significant modifications to the software are made to meet the needs of our customers, total revenue as well as costs incurred are deferred until these contracts are delivered and billed. Once delivered and billed, deferred revenue is recognized over the post contract support period. We have included the deferral of this revenue in other accrued liabilities and the deferral of costs in other assets in the Consolidated Balance Sheets.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

OMX’s beginning balances since the date of the business combination have been included in additions. The amortization primarily reflects Issuer Services revenues from listing fees and Market Technology revenues including revenues earned from the technology licenses contributed to NASDAQ Dubai and from client contracts recognized during the period in accordance with U.S. GAAP.

	Initial Listing Fees	Listing of Additional Shares	Annual and Other	Market Technology	Total
	(in thousands)
Balance at December 31, 2006	$71,054	$73,829	$2,208	$—	$147,091
Additions	22,304	46,119	153,105	—	221,528
Amortization	(22,150)	(40,566)	(151,321)	—	(214,037)

Balance at December 31, 2007	$71,208	$79,382	$3,992	$—	$154,582

Additions	8,187	34,996	203,928	73,151	320,262
Amortization	(22,066)	(40,157)	(184,796)	(16,963)	(263,982)
Translation adjustment	—	—	(1,962)	(13,281)	(15,243)

Balance at December 31, 2008	$57,329	$74,221	$21,162	$42,907	$195,619

9. Debt Obligations

The following table presents the changes in our debt obligations during the year ended December 31, 2008:

	December 31, 2007	Additions	Payments, Conversions and Accretion	December 31, 2008
	(in thousands)
3.75% convertible notes due October 22, 2012 (net of discount)	$118,438	$—	$318	$118,756
2.50% convertible senior notes due August 15, 2013	—	475,000	—	475,000
$2,000.0 million senior secured term loan facility credit agreement due February 27, 2013 (average interest rate of 4.85%(1) for the period February 27, 2008 through December 31, 2008)	—	2,000,000	(75,000)	1,925,000
Debt obligations assumed from the business combination with OMX AB(2)	—	352,918	(352,918)	—

Total debt obligations	118,438	2,827,918	(427,600)	2,518,756
Less current portion	—	(225,000)	—	(225,000)

Total long-term debt obligations	$118,438	$2,602,918	$(427,600)	$2,293,756

(1)

In the third quarter 2008, $200.0 million was swapped to fixed rate using float-to-fixed interest rate swaps. As of December 31, 2008, taking into account these swaps, the average effective interest rate on this debt was 4.85%. For further discussion, see “Interest Rate Swap,” of Credit Facilities below.

(2)	OMX AB’s debt obligations were refinanced with a combination of proceeds from the issuance of the 2.50% convertible senior notes and credit facilities.

3.75% Convertible Notes

The 3.75% convertible notes were originally issued to H&F ($300.0 million), SLP ($141.4 million) and other partners ($3.6 million) in order to finance the INET transaction. These notes were convertible into our

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

common stock at a price of $14.50 per share, representing 30,689,655 shares subject to adjustment, in general for any stock split, dividend, combination, recapitalization or similar event. We also issued warrants to purchase shares of our common stock at a price of $14.50 per share to H&F (3,400,000 shares), SLP (1,523,325 shares) and other partners (39,175 shares). The warrants became exercisable on April 22, 2006 and would have expired on December 8, 2008, the third anniversary of the closing of the INET acquisition. See discussion of conversion of the 3.75% convertible notes and exercise of warrants below.

Conversion of the 3.75% Convertible Notes and exercise of warrants

In the fourth quarter of 2007, H&F sold its entire stake in our common stock in a public offering which included (i) shares issued through the conversion of the 3.75% convertible notes, (ii) shares acquired through the cashless exercise of warrants and (iii) shares held outright by H&F, which were previously purchased from us in a separate transaction. Also in the fourth quarter of 2007, SLP and other partners sold 1,732,491 shares of our common stock. The shares sold by SLP and other partners consisted of a portion of shares issued through the conversion of the 3.75% convertible notes issued to SLP and other partners, and the cashless exercise of a portion of the warrants issued to other partners. As of December 31, 2007, approximately $120.1 million in aggregate principal amount of the 3.75% convertible notes remained outstanding.

In 2008, SLP converted 2,000 shares of the 3.75% convertible notes and exercised 1,523,325 warrants into common stock for cash. As part of this cash exercise, SLP paid us $22.1 million. In addition, other partners also exercised 16,164 warrants through a cashless exercise. As part of this cashless exercise, the other partners delivered to us 10,037 shares of our common stock. Approximately $120.1 million ($118.6 million related to SLP and $1.5 million related to other partners) in aggregate principal amount of the 3.75% convertible notes remained outstanding as of December 31, 2008. At December 31, 2008, there were no warrants outstanding.

On an as-converted basis at December 31, 2008, SLP owned an approximate 3.9% equity interest in us as a result of its ownership of $118.6 million in aggregate principal amount of the 3.75% convertible notes, which are convertible into 8,177,715 shares of our common stock. We have registered for resale the shares underlying SLP’s and other partners’ notes on a Form S-3 registration statement.

2.50% Convertible Senior Notes

During the first quarter of 2008, in connection with the business combination with OMX AB, we completed the offering of $475.0 million aggregate principal amount of 2.50% convertible senior notes due 2013. The interest rate on the notes is 2.50% per annum payable semi-annually in arrears on February 15 and August 15, beginning August 15, 2008. The notes will mature on August 15, 2013.

The notes are convertible in certain circumstances specified in the indenture for the notes. Upon conversion, holders will receive, at the election of NASDAQ OMX, cash, common stock or a combination of cash and common stock. It is our current intent and policy to settle the principal amount of the notes in cash. The conversion rate will initially be 18.1386 shares of common stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $55.13 per share of common stock. At December 31, 2008, the 2.50% convertible senior notes are convertible into 8,615,999 shares of our common stock, subject to adjustment upon the occurrence of specified events. Subject to certain exceptions, if we undergo a “fundamental change” as described in the indenture, holders may require us to purchase their notes at a price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Debt Issuance Costs

In conjunction with the issuance of the 2.50% convertible senior notes, we incurred debt issuance costs of $9.6 million. These costs, which are capitalized and included in other assets in the Consolidated Balance Sheets, are being amortized over the life of the debt obligation. Amortization expense, which was recorded as additional interest expense, was $1.5 million for the year ended December 31, 2008.

Credit Facilities

In connection with the business combination with OMX AB, on February 27, 2008, NASDAQ OMX entered into a credit agreement among NASDAQ OMX, as borrower, the financial institutions party thereto as lenders, Bank of America, N.A., as administrative agent, collateral agent, swingline lender and issuing bank, JPMorgan Chase Bank, N.A., as syndication agent, Bank of America Securities LLC and JP Morgan Securities Inc., as joint lead arrangers and joint bookrunners, and Wachovia Bank, National Association, as documentation agent. The credit agreement provides for up to $2,075.0 million of senior secured loans, which include (i) a five-year, $2,000.0 million senior secured term loan facility, or the Term Loan Facility, which consists of (a) a $1,050.0 million term loan facility allocated to the OMX AB business combination; (b) a $650.0 million term loan facility allocated to the acquisition of PHLX, and (c) a $300.0 million term loan facility allocated to the Nord Pool transaction, and (ii) a five-year, $75.0 million senior secured revolving credit facility, with a letter of credit subfacility and swingline loan subfacility, or the Revolving Credit Facility, and together with the Term Loan Facility, the Credit Facilities. The Revolving Credit Facility was undrawn as of December 31, 2008.

In addition, NASDAQ OMX may request that prospective additional lenders under the Credit Facilities agree to make available incremental term loans and incremental revolving commitments from time to in an aggregate amount not to exceed $200.0 million.

In addition to financing the business combination with OMX AB, the acquisition of PHLX and the Nord Pool transaction, we are using the debt financing under the Credit Facilities to pay fees and expenses incurred in connection with such transactions and repay certain indebtedness of OMX AB.

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

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

In addition, the Credit Facilities contain financial covenants, specifically, maintenance of a minimum interest expense coverage ratio and a maximum total leverage ratio, as defined in the Credit Facilities.

The Credit Facilities also contain customary affirmative covenants, including access to financial statements, notice of defaults and certain other material events, maintenance of business and insurance, and events of default, including cross-defaults to our material indebtedness.

NASDAQ OMX is permitted to repay borrowings under the Credit Facilities at any time in whole or in part, without penalty. We also are required to repay loans outstanding under the Credit Facilities (i) with net cash proceeds from sales of property and assets of NASDAQ OMX and its subsidiaries (excluding inventory sales and other sales in the ordinary course of business) and casualty and condemnation proceeds, in each case subject to exceptions and thresholds to be agreed and subject to reinvestment rights; (ii) with net cash proceeds from the issuance or incurrence of additional indebtedness other than indebtedness permitted by the Credit Facilities; and (iii) with a percentage of our excess cash flow, and the percentage of such excess cash flow required to be used for repayments varies depending on our leverage ratio at the end of the year for which cash flow is calculated, starting in 2008, with the maximum repayment percentage set at 50.0% of excess cash flow.

Interest Rate Swap

Under the provisions of our Credit Facilities, we are required to maintain approximately 30% of our debt structure on a fixed rate basis for two years from the date of the credit agreement. As such, in August 2008, we entered into interest rate swap agreements that effectively converted $200.0 million of funds borrowed under our Credit Facilities, which is floating rate debt, to a fixed rate basis through August 2011. The interest rate swap was fixed to a LIBOR base rate of 3.73% plus the current credit spread of 200 basis points as of December 31, 2008. The credit spread (not to exceed 200 basis points) is subject to change based upon the leverage ratio in accordance with the Credit Facilities. See Note 17, “Derivative Financial Instruments and Hedging Activities,” for further discussion.

Debt Issuance Costs

In conjunction with our Credit Facilities, we incurred debt issuance costs of $43.7 million. These costs, which are capitalized and included in other assets in the Consolidated Balance Sheets, are being amortized over the life of the debt obligation. Amortization expense which was recorded as additional interest expense was $6.7 million for the year ended December 31, 2008.

At December 31, 2008, we were in compliance with the covenants of all of our debt obligations.

In addition to the $75.0 million Revolving Credit Facility discussed above, we have credit facilities related to our clearinghouses in order to meet regulatory liquidity requirements. These credit facilities, which are

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

available in multiple currencies, primarily Swedish Krona, totaled $245.8 million at December 31, 2008, of which $4.4 million was drawn and was included in other accrued liabilities in the Consolidated Balance Sheets.

10. Income Taxes

The income tax provision consists of the following amounts:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Current income taxes:
Federal	$220,240	$256,738	$61,789
State	49,462	34,030	9,526
Foreign	35,727	316	533

Total current income taxes	305,429	291,084	71,848

Deferred income taxes:
Federal	(58,068)	(13,310)	9,264
State	(13,003)	(2,272)	4,140
Foreign	(32,074)	—	—

Total deferred income taxes	(103,145)	(15,582)	13,404

Total income tax provision	$202,284	$275,502	$85,252

U.S. federal taxes have not been provided on undistributed earnings of certain non-U.S. subsidiaries to the extent such earnings will be reinvested abroad for an indefinite period of time. At December 31, 2008 the cumulative amount of undistributed earnings in these subsidiaries is approximately $79.4 million. At this time it is not practicable to determine the income tax liability that would result upon the repatriation of these earnings.

A reconciliation of the income tax provision, based on the U.S. federal statutory rate, to our actual income tax provision for the years ended December 31, 2008, 2007 and 2006 is as follows:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Federal income tax provision at the statutory rate	35.0%	35.0%	35.0%
State income tax provision, net of federal effect	4.5%	2.6%	4.2%
Foreign income tax provision at a rate different than the federal rate	(3.3)%	0.0%	0.2%
Foreign asset impairment loss, not deductible for tax purposes	1.9%	0.0%	0.0%
Change in valuation allowance	—	(2.6)%	(0.1)%
Other, net	0.6%	(0.3)%	0.7%

Actual income tax provision	38.7%	34.7%	40.0%

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

The temporary differences, which give rise to our deferred tax assets and (liabilities) consisted of the following:

	December 31,
	2008	2007
	(in thousands)
Deferred tax assets:
Deferred revenues	$37,198	$35,853
U.S. federal net operating loss	5,493	—
Foreign net operating loss	105,879	568
State net operating loss	3,578	—
Compensation and benefits	42,976	20,942
Investments	43,717	—
Foreign currency translation	436,600	—
Lease reserves	17,394	8,256
Provision for bad debts	7,459	5,927
Tax credits	4,919	—
Other	4,415	3,095

Gross deferred tax assets	709,628	74,641

Deferred tax liabilities:
Amortization of software development costs and depreciation	(17,596)	(12,979)
Amortization of acquired intangible assets	(649,275)	(68,436)
Investments	—	(14,762)
Other	(19,346)	(4,441)

Gross deferred tax liabilities	(686,217)	(100,618)

Net deferred tax assets (liabilities) before valuation allowance	23,411	(25,977)

Less: valuation allowance	(24,216)	(568)

Net deferred tax (liabilities)	$(805)	$(26,545)

A valuation allowance has been established with regards to the tax benefits associated with certain net operating losses, as it is more likely than not that these losses will not be realized in the future. The increase in the valuation allowance in 2008 primarily relates to amounts, associated with the business combination with OMX AB, that were recorded as a component of goodwill.

The U.S. federal net operating loss of $5.5 million, related to subsidiaries of OMX that are not included in our U.S. federal consolidated income tax return, will expire in years 2022-2023. Of the $105.9 million foreign net operating loss, $0.4 million will expire 2009 through 2012 and $105.5 million has no expiration date. Of the $3.6 million state net operating loss, $1.4 million will expire in years 2011-2012 and $2.2 million will expire in years 2028-2029.

The following represents the domestic and foreign components of income before income tax provision:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Domestic	$456,747	$417,665	$213,256
Foreign	65,417	376,238	(111)

Income before income tax provision	$522,164	$793,903	$213,145

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

In 2008, 2007 and 2006 we recorded income tax benefits of $5.3 million, $16.2 million and $24.8 million, respectively, primarily related to employee stock option exercises. These amounts were recorded to additional paid-in-capital in the Consolidated Balance Sheets.

We are subject to examination by federal, state and local, and foreign tax authorities. We regularly assess the likelihood of additional assessments by each jurisdiction and have established tax reserves that we believe are adequate in relation to the potential for additional assessments. We believe that the resolution of tax matters will not have a material effect on our financial condition but may be material to our operating results for a particular period and upon the effective tax rate for that period.

We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized a $1.0 million increase to reserves for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings in the Consolidated Balance Sheets. At the adoption date of January 1, 2007, we had $9.2 million of unrecognized tax benefits of which $7.9 million would affect our effective tax rate if recognized. As of December 31, 2007, we had $7.6 million of unrecognized benefits of which $4.0 million would affect our effective tax rate if recognized. As of December 31, 2008, we had $9.2 million of unrecognized benefits of which $5.4 million would affect our effective tax rate if recognized.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2008	2007
Beginning balance	$7,644	$9,232
Additions as a result of tax positions taken in prior periods	711	454
Additions as a result of tax positions taken in the current period	911	1,487
Additions as a result of tax positions taken in prior years, related to acquired entities	—	1,609
Reductions due to the lapse of applicable statute of limitations	—	(5,138)
Reductions due to the settlement from tax authorities	(79)	—

Ending balance	$9,187	$7,644

Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2008, we had $3.1 million accrued for interest and penalties, net of tax effect. As of December 31, 2007, we had $2.7 million accrued for interest and penalties, net of tax effect.

NASDAQ OMX and its eligible subsidiaries file a consolidated U.S. federal income tax return and applicable state and local income tax returns and non-U.S. income tax returns. Federal income tax returns for years 2005-2007 are subject to examination by the Internal Revenue Service. Several state tax returns are currently under examination by the respective tax authorities for years 1996-2006 and are subject to examination for 2007. Non-U.S. tax returns are subject to review by the respective tax authorities for years 2002-2007. We anticipate that the amount of unrecognized tax benefits at December 31, 2008 will significantly decrease in the next twelve months as we expect to settle certain tax audits. The final outcome of such audits can not yet be determined. We anticipate that such adjustments will not have a material impact on our consolidated financial position or results of operations.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

11. Employee Benefits

We maintain a non-contributory, defined-benefit pension plan named The NASDAQ OMX Group, Inc. Pension Plan, or Pension Plan, and a non-qualified SERP, for certain senior executives and other benefit plans for eligible employees in the U.S., or collectively, the NASDAQ OMX Benefit Plans.

We also provide subsidized medical benefits to a closed group of retirees and their eligible dependents, as well as a flat $5,000 of life insurance to all retirees, who meet eligibility requirements through our post-retirement benefit plans.

In the first quarter of 2007, we announced that our Pension Plan and SERP were frozen effective May 1, 2007. Future service and salary for all participants do not count toward an accrual of benefits under the Pension Plan and SERP after April 30, 2007. All of the other features of the Pension Plan and SERP remain unchanged. As a result of the Pension Plan and SERP freeze, a curtailment gain of approximately $6.1 million was recognized in compensation and benefits expense in the Consolidated Statements of Income for the year ended December 31, 2007. Additionally, as a result of the Pension Plan and SERP freeze, there was a $12.6 million reduction in our December 31, 2007 year end benefit obligation since future service and salary for all participants no longer count toward the accrual of benefits. This reduction was a component of the total underfunded status of the Pension and SERP Plans that is included in other liabilities and accrued personnel costs in the Consolidated Balance Sheets.

Benefit Plans Assumed from PHLX

Upon completion of our acquisition of PHLX on July 24, 2008, we assumed the obligations related to a non-contributory, defined-benefit pension plan, or the NASDAQ OMX PHLX Pension Plan, a Supplemental Executive Retirement Plan, or the NASDAQ OMX PHLX SERP, for certain key executives, and a post-retirement benefit plan, which provides certain health care and life insurance benefits for retired employees, or collectively, the NASDAQ OMX PHLX Benefit Plans. The benefits payable under the NASDAQ OMX PHLX Pension Plan are based primarily on years of service and on an employee’s average salary over the employee’s career with NASDAQ OMX PHLX.

The NASDAQ OMX PHLX SERP, which was unfunded, was frozen on July 24, 2008. Future service and salary for the NASDAQ OMX PHLX SERP plan participants do not count toward an accrual of benefits under the NASDAQ OMX PHLX SERP after July 24, 2008. In addition, effective December 31, 2008, the NASDAQ OMX PHLX Pension Plan was frozen. Future service and salary for all participants will not count toward an accrual of benefits under the NASDAQ OMX PHLX Pension Plan after December 31, 2008.

The benefit obligation as of the measurement date (July 23, 2008) for the NASDAQ OMX PHLX Benefit Plans was approximately $50.1 million. The fair value of plan assets as of the measurement date was approximately $24.7 million and the under funded status of the plan was approximately $25.4 million. The total under funded status of the NASDAQ OMX PHLX Benefit Plans of $25.4 million is included in other liabilities and accrued personnel costs in the Consolidated Balance Sheets.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Components of Net Periodic Benefit Cost

The following table sets forth the components of net periodic pension, SERP and post-retirement benefits cost from both the NASDAQ OMX Benefit Plans and the NASDAQ OMX PHLX Benefit Plans recognized in compensation and benefits expense in the Consolidated Statements of Income. The NASDAQ OMX PHLX benefit costs are from the date of acquisition:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Components of net periodic benefit cost
Service cost	$1,023	$2,302	$6,777
Interest cost	4,303	3,492	3,998
Expected return on plan assets	(3,422)	(2,797)	(2,831)
Amortization of unrecognized transition asset	12	(37)	(46)
Recognized net actuarial loss	204	608	1,269
Prior service cost recognized	—	(191)	(510)
Settlement loss recognized	—	905	443
Curtailment gain	(759)	(6,028)	—

Benefit cost (gain)	$1,361	$(1,746)	$9,100

Benefit Obligations and Funded Status of the NASDAQ OMX Benefit Plans

The following table provides a reconciliation of the changes in the benefit obligations, the plan assets and the funded status of the NASDAQ OMX Benefit Plans. For a reconciliation of the changes in benefit obligations, the plan assets and the funded status of the NASDAQ OMX PHLX Benefit Plans, see below.

	2008				2007
	Pension	SERP	Post- retirement	Total	Pension	SERP	Post- retirement	Total
	(in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$38,394	$16,083	$494	$54,971	$60,743	$14,392	$673	$75,808
Service cost	—	—	21	21	1,664	620	18	2,302
Interest cost	2,231	935	25	3,191	2,588	876	28	3,492
Actuarial losses (gains)	866	(211)	56	711	245	359	(185)	419
Benefits paid	(2,016)	(580)	(143)	(2,739)	(7,646)	(580)	(24)	(8,250)
Curtailments	—	—	—	—	(13,075)	435	—	(12,640)
Settlements	—	—	—	—	(4,901)	—	—	(4,901)
Gain due to change in discount rate	(6,499)	(238)	(67)	(6,804)	(1,802)	(287)	(16)	(2,105)
Loss due to change in mortality rate	—	—	—	—	578	268	—	846

Benefit obligation at end of year	32,976	15,989	386	49,351	38,394	16,083	494	54,971

Change in plan assets
Fair value of plan assets at beginning of year	30,975	—	—	30,975	32,525	—	—	32,525
Actual return on plan assets	(7,418)	—	—	(7,418)	(352)	—	—	(352)
Company contributions	3,050	580	143	3,773	6,449	—	24	6,473
Employee contributions	—	—	155	155	—	580	205	785
Benefits paid	(2,016)	(580)	(298)	(2,894)	(7,647)	(580)	(229)	(8,456)

Fair value of plan assets at end of year	24,591	—	—	24,591	30,975	—	—	30,975

Under funded status of the plan	(8,385)	(15,989)	(386)	(24,760)	(7,419)	(16,083)	(494)	(23,996)
Accumulated benefit obligation	$32,976	$15,989	$386	$49,351	$38,394	$16,083	$494	$54,971

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

The total under funded status of the NASDAQ OMX Benefit Plans of $24.8 million at December 31, 2008 and $24.0 million at December 31, 2007 are included in other liabilities and accrued personnel costs in the Consolidated Balance Sheets. No plan assets are expected to be returned to us during the year ending December 31, 2009.

NASDAQ OMX Benefit Plans Actuarial Assumptions

The following tables provide the weighted-average actuarial assumptions for the NASDAQ OMX Benefit Plans. For the weighted-average actuarial assumptions for the NASDAQ OMX PHLX Benefit Plans, see below.

Weighted-average assumptions used to determine benefit obligations at the end of the fiscal year:

	2008	2007
Discount rate:
Pension	7.00%	6.00%
SERP	7.00%	6.00%
Post-retirement	7.00%	6.00%
Rate of compensation increase:
Pension(1)	N/A	4.50%
SERP	N/A	N/A
Post-retirement	N/A	N/A

Weighted-average assumptions used to determine net benefit cost for the fiscal year:

	2008	2007	2006
Discount rate:
Pension	6.00%	5.75%	5.75%
SERP	6.00%	5.75%	5.75%
Post-retirement	6.00%	5.75%	5.75%

Rate of compensation increase:
Pension(1)	N/A	4.50%	4.50%
SERP(1)	N/A	4.00%	4.00%
Post-retirement	N/A	N/A	N/A

Expected return on plan assets:
Pension	8.50%	8.50%	8.50%
SERP	N/A	N/A	N/A
Post-retirement	N/A	N/A	N/A

N/A—Not applicable

(1)	For the year ended December 31, 2007, the compensation rate increase was calculated up to the Pension and SERP Plans freeze date of May 1, 2007.

The assumptions above are used to develop the benefit obligations at fiscal year-end and to develop the net periodic benefit cost for the subsequent fiscal year. Therefore, the assumptions used to determine benefit obligations were established at each year-end while the assumptions used to determine net periodic benefit cost for each year are established at the end of each previous year.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

The net periodic benefit obligations and the net periodic benefit cost are based on actuarial assumptions that are reviewed on an annual basis. We revise these assumptions based on an annual evaluation of long-term trends, as well as market conditions, which may have an impact on the cost of providing retirement benefits.

The weighted-average assumed healthcare cost trend rate used for post-retirement measurement purposes is 9.0% for 2009 and for the remaining life of the post-retirement medical plan, which will terminate when the last eligible participant (including spouses) reaches the age of 65. A one percent increase or decrease in the assumed healthcare cost trend would have an immaterial effect on the post-retirement service and interest cost and post-retirement benefit obligation.

The investment policy and strategy of the plan assets, adopted by NASDAQ OMX’s Pension and 401(k) Committee, is to provide for preservation of principal, both in nominal and real terms, in order to meet the long-term spending needs of the Pension Plan by investing assets per the target allocations stated below. Asset allocations are reviewed quarterly and adjusted, as appropriate, to remain within target allocations. The investment policy is reviewed on an annual basis, under the advisement of an investment consultant, to determine if the policy or asset allocation targets should be changed. The plan assets consisted of the following as of December 31:

	Target Allocation	2008	2007
Equity securities	60.0%	42.5%	53.8%
Debt securities and cash equivalents	20.0%	36.6	26.3
Other investment strategies	20.0%	20.9	19.9

Total		100.0%	100.0%

The expected rate of return on plan assets for our Pension Plan represents our long-term assessment of return expectations which may change based on significant shifts in economic and financial market conditions. The long-term rate of return on plan assets are derived from return assumptions determined for each of the above asset categories, weighted based on the current target allocation for each class. Equity securities are expected to return 7.0% to 9.0% over the long-term, other investment strategies are anticipated to yield between 6.0% and 8.0%, while cash and fixed-income is expected to return between 4.0% and 6.0%. While we considered the Pension Plan’s recent performance and other economic growth and inflation factors, which are supported by long-term historical data, the return expectations for each of these asset categories represents a long-term prospective return. Based on historical experience, the committee expects that the plan’s asset managers overall will provide a modest (1.0% per annum) premium to their respective market benchmark indexes.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Benefit Obligations and Funded Status of the NASDAQ OMX PHLX Benefit Plans

The following table provides a reconciliation of the changes in the benefit obligations, the plan assets and the funded status of the NASDAQ OMX PHLX Benefit Plans:

	2008
	Pension	SERP	Post- retirement	Total
	(in thousands)
Change in benefit obligation
PHLX’s benefit obligation at acquisition date	$29,907	$14,614	$10,495	$55,016
Service cost	732	—	269	1,001
Interest cost	815	—	297	1,112
Actuarial losses (gains)	(1,473)	355	—	(1,118)
Benefits paid	(274)	(909)	(58)	(1,241)
Curtailments	—	—	(759)	(759)
Gain due to change in discount rate	(1,716)	(578)	(491)	(2,785)

Benefit obligation at end of year	27,991	13,482	9,753	51,226

Change in plan assets
Fair value of plan assets at acquisition date	24,736	—	—	24,736
Actual return on plan assets	(6,540)	909	—	(5,631)
Company contributions	270	—	58	328
Employee contributions	—	—	9	9
Benefits paid	(274)	(909)	(67)	(1,250)

Fair value of plan assets at end of year	18,192	—	—	18,192

Under funded status of the plan	(9,799)	(13,482)	(9,753)	(33,034)
Accumulated benefit obligation	$27,991	$13,482	$9,753	$51,226

The total under funded status of the NASDAQ OMX PHLX Benefit Plans of $33.0 million at December 31, 2008 is included in other liabilities and accrued personnel costs in the Consolidated Balance Sheets. No plan assets are expected to be returned to us during the year ending December 31, 2009.

NASDAQ OMX PHLX Benefit Plans Actuarial Assumptions

The following tables provide the weighted-average actuarial assumptions for the NASDAQ OMX PHLX Benefit Plans:

Weighted-average assumptions used to determine benefit obligations at the end of the fiscal year:

2008
Discount rate:
Pension	7.00%
SERP	7.00%
Post-retirement	7.00%

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Weighted-average assumptions used to determine net benefit cost for the fiscal year:

2008
Discount rate:
Pension	6.60%
SERP	6.50%
Post-retirement	6.00%
Expected return on plan assets:
Pension	8.00%
SERP	N/A
Post-retirement	N/A

N/A—Not applicable

The asset allocations are reviewed quarterly by NASDAQ OMX’s Pension and 401(k) Committee and adjusted, as appropriate, to remain within target allocations. The investment policy is reviewed on an annual basis, under the advisement of an investment consultant, to determine if the policy or asset allocation targets should be changed. The NASDAQ OMX PHLX Pension Plan assets consisted of the following as of December 31, 2008:

	Target Allocation	2008
Equity securities	65.0%	59.7%
Fixed-income securities	30.0%	40.2
Cash	5.0%	0.1

Total		100.0%

The expected long-term rate of return on plan assets for the NASDAQ OMX PHLX Pension Plan is 8%, which is based on the aggregate historical returns of the investments that comprise the defined benefit plan portfolio. The investment strategy of the plan is to achieve an asset allocation balance within planned targets to preserve principal while obtaining an average 8% annual return for the long-term.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income, as of December 31, 2008, consisted of the following amounts that have yet to be recognized in net periodic benefit costs for both the NASDAQ OMX and NASDAQ OMX PHLX Benefit Plans:

	Pension	SERP	Post- retirement	Total
	(in thousands)
Unrecognized net actuarial (gain)/loss	$15,370	$2,464	$(643)	$17,191
Unrecognized transition obligation	—	—	117	117

Employee benefit adjustments	15,370	2,464	(526)	17,308
Income tax (expense)/benefit	(4,265)	(974)	238	(5,001)

Employee benefit adjustments, net of tax	$11,105	$1,490	$(288)	$12,307

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Estimated Future Benefit Payments

We expect to make the following benefit payments to participants (includes both NASDAQ OMX and PHLX participants) in the next ten fiscal years:

	Pension	SERP	Post- retirement	Total
	(in thousands)
Fiscal year ended:
2009	$2,406	$1,775	$337	$4,518
2010	2,425	4,433	384	7,242
2011	3,647	1,970	509	6,126
2012	3,551	5,710	688	9,949
2013	3,661	1,895	731	6,287
2014 through 2018	23,562	10,525	4,259	38,346

	$39,252	$26,308	$6,908	$72,468

Non—U.S. Benefit Plans

Most employees outside the U.S. are covered by local retirement plans or by applicable social laws. Benefits under social laws are generally expensed in the periods in which the costs are incurred. These costs are included in compensation and benefits expense in the Consolidated Statements of Income.

As part of the Nord Pool transaction, we assumed the obligation for several pension plans providing benefits for their employees. Employees covered under these pension plans are entitled to defined future pension benefits based on the number of years of employment and pay at retirement age. The measurement date of the plan obligations is December 31. At December 31, 2008, the projected benefit obligation was $8.9 million and the fair value of the plan assets were $3.9 million. The under funded status of the plans were $5.0 million. This was included in other liabilities in the Consolidated Balance Sheets.

Defined Contribution Savings Plan

We sponsor a voluntary defined contribution savings plan, or 401(k) Plan, for U.S. employees. Employees are immediately eligible to make contributions to the plan and are also eligible for an employer contribution match at an amount equal to 100.0% of the first 4.0% of eligible employee contributions. Savings plan expense included in compensation and benefits expense in the Consolidated Statements of Income was $3.8 million in 2008 and $3.2 million in both 2007 and 2006.

PHLX also sponsored a voluntary defined contribution 401(k) plan for former PHLX employees. This plan was merged into our 401(k) Plan effective January 1, 2009.

We also added a profit-sharing contribution feature to our 401(k) plan on July 1, 2007. Eligible U.S. employees receive employer retirement contributions, or ERCs, when we meet our annual corporate goals. In addition, we adopted a supplemental ERC for select highly compensated employees whose ERCs are limited by the annual Internal Revenue Service compensation limit. Included in compensation and benefits expense in the Consolidated Statement of Income was ERC expense of $4.0 million in 2008 and $3.3 million in 2007. Former active PHLX employees are also eligible to receive ERCs in 2008.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

12. Share-Based Compensation

We have a share-based compensation program that provides our Board of Directors broad discretion in creating employee equity incentives. Grants of stock options, restricted stock, which includes awards and units, and PSUs, are designed to reward employees for their long-term contributions to us and provide incentives for them to remain with us. For accounting purposes, we consider PSUs to be a form of restricted stock. Restricted stock is generally time-based and vests over two to five-year periods beginning on the date of the grant. Stock options are also generally time-based. Stock option awards granted prior to January 1, 2005 generally vest 33% on each annual anniversary of the grant date over three years and expire ten years from the grant date. Stock option awards granted after January 1, 2005 generally vest 25% on each anniversary of the grant date over four years and also expire ten years from the grant date.

In December 2008, we granted non-qualified stock options and/or restricted stock to most active employees. Both of these grants included a performance based accelerated vesting feature based on us achieving specific levels of performance. If we achieve the applicable performance parameters in 2009, 100% of the grant will vest on the fourth anniversary of the grant date. If we exceed the applicable performance parameters in 2009, the grant will vest on the third anniversary of the grant date, and if we do not meet the applicable performance parameters in 2009, the grant will be extended to vest on the fifth anniversary of the grant date.

In December 2008, certain executive officers and a select group of non-officer employees also received grants of 244,034 PSUs. Similar to our December 2008 grant of non-qualified stock options and restricted stock, the PSUs are based on performance levels. However, for the non-qualified stock options and restricted stock, the performance measure impacts the vesting period, and for the PSUs, the performance measure impacts the amount of shares that each recipient will receive upon vesting. PSUs are granted at the fair market value of our stock at the grant date and compensation cost is recognized over the performance period and, in certain cases, an additional vesting period. For each grant of PSUs, an employee may receive from 0% to 150% of the target amount granted, depending on the achievement of performance measures. We report the target number of PSUs granted, unless we have determined that it is more likely than not, based on the actual achievement of performance measures, that an employee will receive a different amount of shares underlying the PSUs, in which case we report the amount of shares the employee is likely to receive. These PSUs are subject to a one year performance period and will vest three years after the end of the performance period.

Also in 2008, certain executive officers received grants of 120,896 PSUs. Of these PSUs granted, 80,000 units are subject to a three year performance and vest at the end of the period. The remaining 40,896 units are subject to a one year performance period and vest three years after the end of the performance period. During 2008, we exceeded the applicable performance parameters for the one year performance PSUs and determined that it would be more likely than not that the target performance levels will be exceeded for the three year performance PSUs. As a result an additional 60,449 units were considered granted. The total expense for PSUs was $1.4 million in 2008 and $1.0 million in 2007.

In December 2007 and 2006, we granted non-qualified stock options and/or restricted stock to most active employees. Both of these grants included a performance based accelerated vesting feature based on us achieving specific levels of performance. For the 2007 grant, if we achieved the applicable performance parameters in 2008, 100% of the grant would vest on the fourth anniversary of the grant date. If we exceeded the applicable performance parameters in 2008, the grant would vest on the third anniversary of the grant date, and if we did not meet the applicable performance parameters in 2008, the grant would be extended to vest on the fifth anniversary of the grant date. In 2008, we exceeded the applicable performance parameters. Therefore, in accordance with SFAS 123(R), we accelerated the related stock option and restricted stock expense on a prospective basis in 2008 as the award will vest over a shorter period. For the 2006 grant, we exceeded the applicable performance parameters in 2007. Therefore, 50% of the 2006 award will vest on the third anniversary of the grant date and

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

50% of the 2006 award will vest of the fourth anniversary of the grant date. In accordance with SFAS 123(R), we accelerated the related stock option and restricted stock expense on a prospective basis in 2007 as the award will vest over a shorter period. Options issued under both the 2007 and 2006 grants expire ten years from the grant date.

In 2007, certain executive officers also received grants of 181,152 PSUs. Of the 181,152 PSUs granted, 120,000 units are subject to a three year performance period and vest at the end of the period. The remaining 61,152 units are subject to a one year performance period and vest three years after the end of the performance period. For these remaining PSUs, we exceeded the applicable performance parameters in 2008 and as a result, an additional 30,576 units were considered granted.

Additionally, in December 2006, there was an executive grant of 960,000 stock options, which vests over six years. The total expense for this grant was $2.6 million in 2008, $3.6 million in 2007 and $0.2 million in 2006.

Our ESPP allows eligible employees to purchase a limited number of shares of our common stock at six-month intervals, called offering periods, at 85.0% of the lower of the fair market value on the first or the last day of each offering period. The 15.0% discount given to our employees is included in compensation and benefits expense in the Consolidated Statements of Income.

As of December 31, 2008, we had approximately 8.1 million shares of common stock reserved for future issuance under our equity award plan and ESPP. Shares issued as a result of equity awards and our ESPP are generally issued out of common stock as newly issued shares in the future.

The following table shows the total share-based compensation expense resulting from equity awards and the 15.0% discount for the ESPP for the years ended December 31, 2008, 2007 and 2006 in the Consolidated Statements of Income:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Share-based compensation expense before income taxes	$25,681	$16,746	$9,871
Income tax benefit	(10,157)	(6,623)	(3,872)

Total share-based compensation expense after income taxes	$15,524	$10,123	$5,999

We estimated the fair value of share-based awards using the Black-Scholes valuation model with the following weighted-average assumptions:

	Year Ended December 31,
	2008	2007	2006
Expected life (in years)	5	5	5
Weighted-average risk free interest rate	1.63%	3.84%	4.87%
Expected volatility	35.5%	35.0%	33.8%
Dividend yield	—	—	—
Weighted-average fair value at grant date	$9.17	$16.22	$13.90

Our computation of expected life is based on historical exercise patterns. The interest rate for periods within the expected life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. Our computation of expected volatility is based on a combination of historical and market-based implied volatility. Our Credit Facilities restrict our ability to pay dividends. Before our Credit Facilities were in place, it was not our policy to declare or pay cash dividends on our common stock.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

A summary of stock option activity for the years ended December 31, 2008, 2007 and 2006 is as follows:

	Stock Options Outstanding
	Number Outstanding	Weighted- Average Exercise Price Per Share
Outstanding at January 1, 2006	12,112,103	$9.23
Grants	2,444,393	36.09
Exercises	(2,470,545)	11.76
Forfeitures or expirations	(441,976)	11.85

Outstanding at December 31, 2006	11,643,975	$14.24
Grants	542,879	44.09
Exercises	(1,597,005)	10.08
Forfeitures or expirations	(591,735)	18.79

Outstanding at December 31, 2007	9,998,114	$16.25
Grants	1,686,839	27.48
Exercises	(712,860)	8.96
Forfeitures or expirations	(245,188)	31.43

Outstanding at December 31, 2008	10,726,905	$18.08

We received net cash proceeds from the exercise of approximately 0.7 million stock options of $7.2 million for the year ended December 31, 2008, received net cash proceeds from the exercise of approximately 1.6 million stock options of $16.1 million for the year ended December 31, 2007, and received net cash proceeds from the exercise of approximately 2.5 million stock options of $28.4 million for the year ended December 31, 2006. In accordance with SFAS 123(R), we present excess tax benefits from the exercise of stock options, if any, as financing cash flows.

The following table summarizes significant ranges of outstanding and exercisable stock options as of December 31, 2008:

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life- Outstanding (in years)	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)	Number Exercisable	Weighted- Average Remaining Contractual Life- Exercisable (in years)	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)
$ 5.28 - $ 7.34	2,024,600	4.3	$5.94	$38,003	2,024,600	4.3	$5.94	$38,003
$ 7.35 - $ 8.34	2,602,239	5.9	$7.37	45,122	1,257,714	5.9	$7.37	21,977
$ 8.35 - $10.24	1,240,334	4.9	$8.85	19,666	1,250,268	4.9	$8.85	19,665
$10.25 - $14.49	478,826	2.3	$12.96	5,627	478,826	2.3	$12.96	5,627
$14.50 - $19.69	30,550	6.4	$16.42	253	20,075	6.4	$16.48	163
$19.70 - $25.01	64,235	5.2	$20.92	243	48,835	4.7	$20.66	198
$25.02 - $30.09	1,523,921	9.8	$25.22	—	55,858	7.1	$26.48	—
$30.10 - $35.91	75,822	7.8	$32.69	—	34,485	7.4	$35.52	—
$35.92 - $38.99	1,834,360	7.9	$36.01	—	322,823	7.9	$36.17	—
$39.00 - $42.28	394,169	8.4	$40.37	—	94,500	7.5	$40.25	—
$42.29 - $48.81	457,849	9.0	$45.39	—	952	8.9	$46.94	—

Total	10,726,905	6.5	$18.08	$108,914	5,588,936	4.9	$10.38	$85,633

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

The aggregate intrinsic value in the above table represents the total pre-tax intrinsic value (i.e., the difference between our closing stock price on December 31, 2008 of $24.71 and the exercise price, times the number of shares) based on stock options with an exercise price less than NASDAQ OMX’s closing price of $24.71 as of December 31, 2008, which would have been received by the option holders had the option holders exercised their stock options at that date. This amount changes based on the fair market value of our common stock. The total number of in-the-money stock options exercisable as of December 31, 2008 was 5.1 million. As of December 31, 2007, 4.6 million outstanding stock options were exercisable and the weighted-average exercise price was $9.58.

Total fair value of stock options vested was $7.7 million for the year ended December 31, 2008 and $7.4 million for the year ended December 31, 2007. The total pre-tax intrinsic value of stock options exercised was $16.0 million during 2008, $41.8 million during 2007 and $67.4 million during 2006.

At December 31, 2008, $21.3 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.9 years.

The following table summarizes our restricted stock and PSU activity for the years ended December 31, 2008, 2007 and 2006:

	Restricted Stock	Weighted Average Grant Date Fair Value	PSUs		Weighted Average Grant Date Fair Value
Unvested balances at January 1, 2006	453,406	$15.02	—		$—
Granted	527,619	35.77	—		—
Vested	(180,518)	12.11	—		—
Forfeited	(217)	35.92	—		—

Unvested balances at December 31, 2006	800,290	$29.35	—		$—
Granted	453,177	43.42	181,152		37.31
Vested	(136,750)	18.18	—		—
Forfeited	(121,994)	29.91	—		—

Unvested balances at December 31, 2007	994,723	$37.23	181,152		$37.31
Granted	1,158,875	27.36	455,955	(1)	32.60
Vested	(164,507)	23.75	—		—
Forfeited	(104,619)	38.70	(5,139)		41.36

Unvested balances at December 31, 2008	1,884,472	$32.23	631,968		$33.87

(1)	This amount includes 91,025 additional PSUs for which we determined that performance measures will more likely than not be achieved.

At December 31, 2008, $48.2 million of total unrecognized compensation cost related to restricted stock and PSUs are expected to be recognized over a weighted-average period of 1.9 years.

Under our ESPP, employees may purchase shares having a value not exceeding 10.0% of their annual compensation, subject to applicable annual Internal Revenue Service limitations. During 2008 employees purchased 112,852 shares at a weighted-average price of $22.01. During 2007 employees purchased 93,472 shares at a weighted average price of $25.25 and during 2006 employees purchased 81,481 shares at a weighted-average price $24.58 under the ESPP. We recorded $0.4 million for each of the years ended December 31, 2008, 2007 and 2006 of compensation expense for the 15.0% discount that is given to our employees.

13. Regulatory and Related Party Transactions

Prior to December 20, 2006 we were a subsidiary of FINRA and transactions between Nasdaq and FINRA were considered related party transactions. FINRA fully divested ownership of our common stock in 2006 and the preferred stock held by FINRA was redeemed by Nasdaq on December 20, 2006. Therefore, as of December 20, 2006, FINRA was no longer considered a related party.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Since we sought to preserve a regulatory separation upon operation as a national securities exchange, FINRA continues to provide regulatory services and charges us for costs incurred related to our market regulation and enforcement. These charges were included in regulatory expense in 2008 and 2007 and were included in support costs from related parties, net for 2006 in the Consolidated Statements on Income.

Surveillance and Other Regulatory Charges from FINRA

As noted above, FINRA provides regulatory services to The NASDAQ Stock Market, The NASDAQ Options Market and, once fully implemented in March 2009, the markets operated or regulated by NASDAQ OMX BX, including the regulation of trading activity and surveillance and investigative functions. FINRA charges us for these services based upon FINRA management’s estimated percentage of costs incurred by each FINRA department that are attributable directly to us.

The following table represents the composition of costs, primarily charged by FINRA to us, which are included in regulatory expense for 2008 and 2007 and support costs from related parties, net expense for 2006 in the Consolidated Statements of Income:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Compensation and benefits	$13,091	$14,167	$16,187
Professional and contract services	11,048	7,211	8,133
Occupancy	906	711	991
Computer operations and data communications	1,057	2,317	2,447
Depreciation	2,264	3,755	4,879
General, administrative and other	577	704	1,134

Total	$28,943	$28,865	$33,771

Other FINRA Related Party Transactions

As discussed above, prior to December 20, 2006, we were a subsidiary of FINRA and transactions between Nasdaq and FINRA were considered related party transactions. The following transactions between Nasdaq and FINRA were entered into prior to December 20, 2006:

Preferred Stock. There were several preferred stock transactions with FINRA prior to December 20, 2006. See “Preferred Stock,” of Note 14, “Stockholders’ Equity,” for further discussion.

Public Offerings. In 2006, we completed a public offering of common stock owned by FINRA. See “Public Equity Offerings,” of Note 14, “Stockholders’ Equity,” for further discussion.

Trade Reporting Facility. To facilitate our operations as a national securities exchange, we formed the FINRA/NASDAQ TRF. Through the FINRA/NASDAQ TRF we continue to collect reports of trades executed by broker-dealers outside of our exchange. FINRA regulates the FINRA/NASDAQ TRF as one of its facilities. The FINRA/NASDAQ TRF began operating on August 1, 2006 for NASDAQ-listed securities and began operating in March 2007 for non-NASDAQ-listed securities. For further discussion of the FINRA/NASDAQ TRF, see Item 1. “Business—Products and Services, Market Services.”

Other. In October 2005, we transferred responsibility for the OTCBB, an electronic screen-based quotation service for securities that, among other things, are not listed on The NASDAQ Stock Market or any U.S. national

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

securities exchange, back to FINRA, but agreed to continue to operate the OTCBB on a contract basis for two years, subject to renewals. We currently operate the OTCBB on a month to month basis.

In addition, Nasdaq Technology Services, LLC was established in 2004 and provides software, hosting and disaster recovery services to third parties. Effective November 1, 2004, Nasdaq Technology and FINRA entered into a contract for technology development support services for a fixed-income trade reporting platform. Revenues for the services are recorded in Other Market Services revenues.

Other Related Party Transactions

NASDAQ Dubai is a related party, as NASDAQ Dubai is primarily owned by Borse Dubai, who through the completion of the Transactions, owns 19.99% of the share capital of NASDAQ OMX, in addition to shares held by the Trust for their benefit. Included in the Consolidated Balance Sheet is our equity method investment in NASDAQ Dubai. See Note 3, “Business Combinations,” and Note 5, “Equity Method Investments,” for further discussion of our investment in NASDAQ Dubai.

14. Stockholders’ Equity

Common Stock

At December 31, 2008, 300,000,000 shares of our common stock were authorized, 202,188,144 shares were issued and 201,896,700 shares were outstanding. The holders of common stock are entitled to one vote per share except that our certificate of incorporation limits the ability of any person to vote in excess of 5.0% of the then-outstanding voting interests in us. This limitation does not apply to persons exempted from this limitation by our board of directors prior to the time such person owns more than 5.0% of the then-outstanding voting interests in us.

In connection with our acquisition of INET, we acquired warrants to purchase our common stock that were originally purchased by INET from FINRA. In June 2006, we exercised these warrants. We paid FINRA approximately $0.7 million for these warrant shares, which were immediately retired to common stock in treasury. These shares remain held in treasury stock at December 31, 2008.

On February 27, 2008, we issued 60,561,515 shares of Nasdaq common stock to Borse Dubai and the Trust for Borse Dubai’s economic benefit in connection with the OMX AB business combination. See Note 3, “Business Combinations,” for further discussion.

Public Equity Offerings

In the first quarter of 2006, we completed a public offering of 15,979,513 shares of common stock, of which we sold 8,042,142 shares issued from common stock in treasury and FINRA and other selling stockholders sold 7,937,371 shares. We used a portion of the net proceeds obtained from this offering to fund the redemption of our Series C Cumulative preferred stock. See “Preferred Stock,” below for further discussion.

In May 2006, we completed another public offering of 18,500,000 shares of our common stock, for net proceeds of $665.2 million before deducting offering expenses. These proceeds were used to prepay a portion of the amount outstanding under our then-outstanding credit facilities.

3.75% Convertible Notes and Warrants

The 3.75% convertible notes were originally issued to H&F ($300.0 million), SLP ($141.4 million) and other partners ($3.6 million) in order to finance the INET transaction. These notes were convertible into our common stock at a price of $14.50 per share, representing 30,689,655 shares subject to adjustment, in general for

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

any stock split, dividend, combination, recapitalization or similar event. We also issued warrants to purchase shares of our common stock at a price of $14.50 per share to H&F (3,400,000 shares), SLP (1,523,325 shares) and other partners (39,175 shares). The warrants became exercisable on April 22, 2006 and would have expired on December 8, 2008, the third anniversary of the closing of the INET acquisition.

In the fourth quarter of 2007, H&F sold its entire stake in Nasdaq in a public offering which included (i) shares issued through the conversion of the 3.75% convertible notes, (ii) shares acquired through the cashless exercise of warrants and (iii) shares held outright by H&F, which were previously purchased from us in a separate transaction. As part of the cashless exercise of warrants, H&F delivered to us 1,044,276 shares of our common stock. Nasdaq did not receive any proceeds from the offering.

Also in the fourth quarter of 2007, SLP and other partners sold 1,732,491 shares of our common stock. The shares sold consisted of a portion of shares issued through the conversion of the 3.75% convertible notes issued to SLP and other partners, and the cashless exercise of a portion of the warrants issued to other partners. As part of the cashless exercise of warrants, the other partners delivered to us 7,350 shares of our common stock. SLP did not exercise any of their warrants. As a result of the above, approximately $120.1 million in aggregate principal amount of the 3.75% convertible notes, which were convertible into 8,283,162 shares of our common stock, and 1,539,489 shares underlying the warrants were outstanding at December 31, 2007.

In 2008, SLP converted 2,000 shares of the 3.75% convertible notes and exercised 1,523,325 warrants into common stock for cash. In addition, other partners also exercised 16,164 warrants through a cashless exercise. As part of this cashless exercise, the other partners delivered to us 10,037 shares of our common stock. We issued new shares of common stock for these transactions. Approximately $120.1 million in aggregate principal amount of the 3.75% convertible notes remained outstanding as of December 31, 2008. At December 31, 2008, there were no warrants outstanding. See Note 9, “Debt Obligations,” for further discussion.

Preferred Stock

On February 15, 2006, we redeemed our Series C Cumulative preferred stock for $104.7 million including accrued and unpaid dividends and a make-whole premium. We used a portion of the net proceeds obtained from the first quarter 2006 public equity offering to fund the redemption. See “Public Equity Offerings,” above for further discussion.

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

At December 31, 2008, 30,000,000 shares of preferred stock were authorized, However no shares of preferred stock were issued and outstanding.

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

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table outlines the components of other comprehensive income (loss):

	Unrealized (Losses) Gains On Available- For-Sale Securities(1)	Cash Flow Hedges(2)	Foreign Currency Translation Adjustments(3)	Employee Benefit Adjustments(4)	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2005	$(577)	$—	$1,605	$(2,318)	$(1,290)
Net Change	147,320	—	37	(9,863)	137,494

Balance, December 31, 2006	$146,743	$—	$1,642	$(12,181)	$136,204
Net Change	(146,743)	—	(184)	6,026	(140,901)

Balance, December 31, 2007	$—	$—	$1,458	$(6,155)	$(4,697)
Net Change	—	(6,738)	(601,423)	(6,152)	(614,313)

Balance, December 31, 2008	$—	$(6,738)	$(599,965)	$(12,307)	$(619,010)

(1)

The 2007 amount includes the reversal of the unrealized gain related to our investment in the LSE, net of tax, which includes foreign currency gains, as we sold this investment in September 2007. The 2006 amount includes the unrealized gain related to our investment in the LSE, net of tax, which includes foreign currency gains. See Note 7, “Financial Investments, at Fair Value,” for further discussion.

(2)

The 2008 amount represents the change in fair value of our cash flow hedges, net of tax, which we entered into in the third quarter of 2008 to effectively convert a portion of our floating rate debt to a fixed rate basis. See Note 9, “Debt Obligations,” and Note 17, “Derivative Financial Instruments and Hedging Activities,” for further discussion.

(3)

Includes after-tax gains and losses on foreign currency translation from operations for which the functional currency is other than the U.S. dollar. The year ended December 31, 2007 amount includes a $0.2 million foreign currency gain realized upon the liquidation of Brut Europe Limited.

(4)

For 2008, 2007 and 2006, amounts represent the after-tax adjustment to record the unrecognized obligation adjustment related to the NASDAQ OMX Benefit Plans and the NASDAQ OMX PHLX Benefit Plans in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans- an amendment of FASB Statements No. 87, 88, 106 and 132(R),” or SFAS 158. In addition, as a result of the Pension Plan and SERP freeze in 2007, there was a reduction in the benefit obligation and other comprehensive income balances as of December 31, 2007. See Note 11, “Employee Benefits,” for further discussion.

Reclassification From Accumulated Other Comprehensive Income to Earnings

As discussed in “Financial Investments,” of Note 2, “Summary of Significant Accounting Policies,” we account for financial investments in accordance with SFAS 115. We determine the fair value of our available-for-sale investment securities based on quoted market prices. When the fair value of an available-for-sale investment security is less than its cost for an extended period, we consider whether there is an other-than-temporary impairment in the value of the security. If, in our judgment, an other-than-temporary impairment exists, the cost basis of the available-for-sale security is written down to the then-current fair value, and the unrealized loss is transferred from accumulated other comprehensive income, as an immediate reduction of current earnings. In connection with our business combination of OMX AB, we acquired a long-term available-for-sale investment security which was accounted for under SFAS 115. In the fourth quarter of 2008, we recorded an other-than-temporary impairment on this long-term available-for-sale investment security and realized a loss of $34.9 million. This charge was included in asset impairment charges within other income (expense), net in the Consolidated Statements of Income

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

15. Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2008	2007	2006
	(in thousands, except share and per share amounts)
Numerator:
Net income applicable to common stockholders:
Net income	$319,880	$518,401	$127,893
Preferred stock:
Dividends declared	—	—	(359)
Accretion of preferred stock	—	—	(331)

Net income applicable to common stockholders for basic earnings per share	$319,880	$518,401	$127,203
Interest impact of convertible notes, net of tax	2,722	9,196	10,142

Net income applicable to common stockholders for diluted earnings per share	$322,602	$527,597	$137,345

Denominator:
Weighted-average common shares outstanding for basic earnings per share(1)	190,362,605	116,064,240	104,311,040

Weighted-average effect of dilutive securities:
Employee stock options and awards	5,061,943	5,829,533	6,315,735
Convertible notes assumed converted into common stock	8,281,167	27,977,026	30,689,655
Warrants	809,147	2,657,892	2,912,425

Denominator for diluted earnings per share	204,514,862	152,528,691	144,228,855

Basic and diluted earnings per share:
Basic earnings per share	$1.68	$4.47	$1.22

Diluted earnings per share	$1.58	$3.46	$0.95

(1)

For the year ended December 31, 2008, amounts include 60,561,515 shares of common stock issued to Borse Dubai and the Trust in conjunction with the business combination with OMX AB on a weighted-average basis from the date of the business combination.

Options to purchase 10,726,905 shares of common stock and 2,516,440 shares of restricted stock and PSUs were outstanding at December 31, 2008. The 3.75% convertible notes have been accounted for under the if-converted method of SFAS 128 as we will settle the convertible notes in shares of our common stock. As such, the 3.75% convertible notes are convertible into 8,281,167 shares of common stock as of December 31, 2008. The 2.50% convertible notes are accounted for under the treasury stock method of SFAS 128 as it is our intent and policy to settle the principal amount of the notes in cash. Based on the settlement structure of the notes, which permit the principal amount to be settled in cash and the conversion premium to be settled in shares of our common stock or cash, we will reflect the impact of the convertible spread portion of the convertible notes in the diluted calculation using the treasury stock method.

For the year ended December 31, 2008, we included 6,654,784 of the options outstanding, 2,000,424 shares of restricted stock and PSUs, all of the shares underlying the 3.75% convertible notes, which includes all outstanding 3.75 % convertible notes and 3.75% convertible notes converted into 2,000 shares of common stock

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

during 2008 and warrants exercised into 1,539,489 shares of common stock, up to the time of exercise in the computation of diluted earnings per share, on a weighted-average basis, as their inclusion was dilutive. The remaining options and shares of restricted stock and PSUs are antidilutive and the conversion spread of our 2.50% convertible senior notes was out of the money, and as such, they were properly excluded.

Options to purchase 9,998,114 shares of common stock, 1,175,875 shares of restricted stock and PSUs, convertible notes convertible into 8,283,162 shares of common stock and warrants exercisable into 1,539,489 shares of common stock were outstanding at December 31, 2007. For the year ended December 31, 2007, we included 7,206,371 of the options outstanding, 1,138,122 shares of restricted stock and PSUs, all of the shares underlying the convertible notes, which includes all outstanding convertible notes and convertible notes converted into 22,406,485 shares of common stock up to the time of conversion and all of the shares underlying the warrants, which includes all outstanding warrants and warrants exercised into 3,423,011 shares of common stock up to the time exercised in the computation of diluted earnings per share, on a weighted-average basis, as their inclusion was dilutive. The remaining options and shares of restricted stock were considered antidilutive and were properly excluded.

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

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table presents for each of the above hierarchy levels, our financial assets and liabilities that are measured at fair value on a recurring basis at December 31, 2008.

	Balance as of December 31, 2008	Fair Value Measurements
		(Level 1)	(Level 2)	(Level 3)
		(in thousands)
Financial Assets Measured at Fair Value on a Recurring Basis
Market value, outstanding derivative positions(1)	$4,121,797	$—	$4,121,797	$—
Financial investments, at fair value(2)	227,305	227,305	—	—
Other assets(3)	53,066	29,000	24,066	—

Total	$4,402,168	$256,305	$4,145,863	$—

Financial Liabilities Measured at Fair Value on a Recurring Basis
Market value, outstanding derivative positions(1)	$4,121,797	$—	$4,121,797	$—
Other liabilities(4)	26,683	3,463	23,220	—

Total	$4,148,480	$3,463	$4,145,017	$—

(1)

Represents net amounts associated with our clearing operations in the derivatives markets with NASDAQ OMX Commodities and NASDAQ OMX Stockholm. See Note 17, “Derivative Financial Instruments and Hedging Activities,” for further discussion.

(2)	See “Financial Investments,” of Note 2, “Summary of Significant Accounting Policies,” and Note 7, “Financial Investments, at Fair Value,” for further discussion.
(3)

Primarily includes our long-term available-for-sale investment securities and derivative financial instruments. See “Financial Investments,” of Note 2, “Summary of Significant Accounting Policies,” and Note 17, “Derivative Financial Instruments and Hedging Activities,” for further discussion.

(4)	Primarily includes our derivative financial instruments included in other accrued liabilities the Consolidated Balance Sheets. See Note 17, “Derivative Financial Instruments and Hedging Activities”.

We also consider our debt obligations to be financial instruments. The fair value of our debt obligations was estimated using discounted cash flow analyses based on our assumed incremental borrowing rates for similar types of borrowing arrangements and a Black-Scholes valuation technique that is utilized to calculate the convertible option value for the 3.75% convertible notes and the 2.50% convertible senior notes. At December 31, 2008, the carrying value of our debt obligations was approximately $12.9 million more than fair value primarily due to a decrease in fair value on the 2.50% convertible senior notes with a convertible option feature equivalent to a conversion price of approximately $55.13 compared to the closing price of $24.71 at December 31, 2008, partially offset by stock appreciation on the 3.75% convertible notes’ convertible option feature from $14.50 at the time of issuance to $24.71 at December 31, 2008. At December 31, 2007, the carrying value of our debt obligations was approximately $266.9 million less than fair value due to the stock appreciation on the 3.75% convertible notes option feature from $14.50 at time of issuance to $49.49 at December 31, 2007. See Note 9, “Debt Obligations,” for further discussion.

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

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

17. Derivative Financial Instruments and Hedging Activities

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

Depending on market conditions, we may use foreign currency future, forward and option contracts to limit our exposure to foreign currency exchange rate fluctuations on contracted revenue streams (hedged item) relating to our market technology sales. When the contracted revenue streams meet the definition of a firm commitment in accordance with SFAS 133, these derivative contracts may be designated as fair value hedges, if the applicable hedge criteria is met. Changes in fair value on the derivatives and the related hedged items are recognized in other income (expense), net in the Consolidated Statements of Income.

Derivatives Designated as Cash Flow Hedges

In the third quarter of 2008, we entered into interest rate swap agreements that effectively converted $200.0 million of our Credit Facilities, which is floating rate debt, to a fixed rate basis through August 2011, thus reducing the impact of interest rate changes on future interest expense.

All derivative contracts used to manage interest rate risk are measured at fair value and reported in other current assets or other current liabilities as appropriate with the offset in accumulated other comprehensive income within stockholders’ equity in the Consolidated Balance Sheets. Any ineffectiveness would impact earnings through interest expense. There was no material ineffectiveness recorded in earnings for the year ended December 31, 2008.

Derivatives Not Designated as Hedges

NASDAQ OMX may also enter into economic hedges that either do not qualify or are not designated for hedge accounting treatment. This type of hedge is undertaken when SFAS 133 hedge requirements cannot be achieved or management decides not to apply SFAS 133 hedge accounting.

In order to economically hedge the foreign currency exposure on our business combination with OMX AB, we entered into foreign currency option and forward contracts beginning at the time of the announcement of the proposed combination. In accordance with SFAS 133, a derivative used to hedge exposure related to an anticipated business combination does not qualify for specialized hedge accounting, and as such, was marked to market through the income statement in other income (expense), net each reporting period. See below for further discussion. For the Nord Pool transaction, we also entered into a forward contract. This contract was settled at the

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

closing of the Nord Pool transaction in the fourth quarter of 2008. See below for further discussion. For additional discussion of the business combination with OMX AB and the Nord Pool transaction, see Note 3, “Business Combinations.”

We also entered into foreign currency contracts, primarily foreign currency option and forward contracts, to partially or fully economically hedge foreign currency transactions and non-U.S. dollar cash flow exposures on our market technology contracts. These hedges generally mature within one year and changes in fair value of these derivatives are recognized in other income (expense), net in the Consolidated Statement of Income.

The following table presents the realized and unrealized gain/(loss) recognized in the Consolidated Statements of Income for the year ended December 31, 2008 related to our foreign currency forward contracts. For the cumulative realized gain (loss) related to our foreign currency option contracts, see below.

	Realized Gain (Loss)	Unrealized Loss	Total Gain/ (Loss) for the Year Ended December 31, 2008
	(in thousands)
SEK 2008 Forward Contracts	$33,712	$—	$33,712
NOK 2008 Forward Contract	(71,580)	—	(71,580)
Other(1)	(4,456)	(8,942)	(13,398)

Total	$(42,324)	$(8,942)	$(51,266)

(1)

Primarily represents market technology forward currency contracts used to limit our exposure to foreign currency exchange rate fluctuations on contracted revenue streams which do not qualify for hedge accounting.

In the first quarter of 2008, we entered into forward contracts to hedge the SEK cash payment made in connection with the business combination with OMX AB and recorded a gain of $33.7 million in the first quarter 2008 at the time of the business acquisition relating to the cash payments for the SEK forward contracts.

Also in the first quarter of 2008, we entered into a forward contract to hedge the NOK cash payment for the Nord Pool transaction. We agreed to purchase certain businesses of Nord Pool for approximately $320 million. We entered into a forward contract to buy NOK and sell U.S. dollars at an exchange rate of 5.2129. The closing of the Nord Pool transaction occurred on October 21, 2008. At that time, we closed out the NOK forward contract, resulting in a realized loss of approximately $71.5 million.

The following table presents the cumulative realized gain/(loss) on each option contract and the total loss recognized in the Consolidated Statements of Income for year ended December 31, 2008 related to our foreign currency option contracts.

	Purchase	Sale/Expiration	Cumulative Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Total Gain/(Loss) for the Year Ended December 31, 2008
	(in thousands)
SEK 2007 Option Contract(1)	$39,026	$66,515	$27,489	$(21,682)	$5,807
SEK 2008 Option Contract(2)	12,500	—	(12,500)	—	(12,500)

Total	$51,526	$66,515	$14,989	$(21,682)	$(6,693)

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

(1)

This contract, which was originally purchased in October 2007, had a fair value at December 31, 2007 of $60.7 million. On January 7, 2008, we sold the SEK 2007 option contract for $66.5 million and recorded a $5.8 million gain in the first quarter of 2008.

(2)	On January 7, 2008, we purchased a new contract for $12.5 million which expired out-of-the-money in February of 2008 and we recorded a loss for the purchase amount of $12.5 million.

As shown in the above two tables, for the year ended December 31, 2008, we recognized a loss of $6.7 million related to option contracts and also recognized a loss of $51.2 million related to forward contracts for a total loss of $57.9 million in 2008.

The following table presents the realized and unrealized gains and losses in 2007 related to our OMX foreign currency option contracts:

	Purchase	Sale	Realized (Losses) Gains	Unrealized (Losses) Gains		Total Gain/(Loss) for the Year Ended December 31, 2007
	(in thousands)
OMX May 2007 Contract	$12,988	$20,100	$7,112	$—		$7,112
OMX July 2007 Contract	20,100	43,063	22,963	—		22,963
OMX October 2007 Contract	39,026	—	—	21,682	(1)	21,682

Total	$72,114	$63,163	$30,075	$21,682		$51,757

(1)	The fair value of the OMX October 2007 option contract was $60.7 million at December 31, 2007 and is included in other current assets in the Consolidated Balance Sheets.

The gain on foreign currency contracts was $44.0 million in 2007. The gain in 2007 is related to our business combination with OMX AB as presented in the above table, partially offset by a $7.8 million loss recorded in the first half of 2007 related to our hedge of the foreign currency exposure on our acquisition bid for the LSE. At the time of the commencement of the bid for the LSE in the fourth quarter of 2006, we purchased foreign currency option contracts. In conjunction with the lapse of our final offers for LSE, we traded out of these foreign exchange contracts in February 2007. Due to the improving exchange rate of the dollar when compared to the pound sterling a $7.8 million loss was recorded on these foreign currency option contracts.

Other Derivative Positions at NASDAQ OMX Commodities and NASDAQ OMX Stockholm

NASDAQ OMX Commodities

NASDAQ OMX Commodities enters into energy derivative and carbon product contracts as the contractual counterparty. In doing so, NASDAQ OMX Commodities guarantees the completion of the transaction and market participants can thereby limit their counterparty risk. Market participants must provide collateral to cover the daily margin call, which is in addition to the initial collateral placed when signing the clearing membership agreement. Acceptable collateral is cash on a pledged bank account and/or an on-demand guarantee. We also act as the counterparty for trades on the OTC derivative market subject to our approval on a case by case basis. Trading on the contracts can take place up until the delivery period which can occur over a period of up to six years.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

NASDAQ OMX Stockholm

On NASDAQ OMX Stockholm, we offer clearing services for fixed-income options and futures, stock options and futures and index options and futures by serving as the central counterparty. In doing so, we guarantee the completion of the transaction, exposing us to counterparty risk. We also act as the counterparty for certain over-the-counter contracts. The transactions are reported electronically prior to central counterparty clearing and we thereby guarantee the completion of the transaction. Following the completion of a transaction, settlement takes place between parties with the exchange of the securities and funds. The transfer of ownership is registered and the securities are stored on the owner’s behalf. Settlement and registration of cash trading takes place in Sweden and Finland via the local central securities depositories.

The counterparty risks are measured using models that are agreed with the financial inspection authority of the country in question which requires us to provide minimum guarantees and maintain certain levels of regulatory capital.

Market Value, Outstanding Derivative Positions

The market value of the above mentioned derivative contracts for NASDAQ OMX Commodities and NASDAQ OMX Stockholm are reported gross on the balance sheet as a receivable pertaining to the purchasing party and a payable pertaining to the selling party. Such receivables and liabilities attributable to outstanding derivative positions have been netted to the extent that such a legal offset right exists and, at the same time, that it is our intention to settle these items. At December 31, 2008, our market value, outstanding derivative positions in the Consolidated Balance Sheet was $4.1 billion. See Note 19, “Commitments, Contingencies and Guarantees,” for further discussion of our guarantees on the fulfillment of these contracts and collateral received.

The following table presents the fair value of our outstanding derivative positions at December 31, 2008 prior to netting.

	Asset	Liability
	(in millions)
Forwards and options	$3,306.2	$3,306.2
Stock options and futures	514.9	514.9
Index options and futures	239.4	239.4
Fixed-income options and futures	460.0	460.0

Total	$4,520.5	$4,520.5

18. Leases

We lease office space and equipment under non-cancelable operating leases with third parties. Some of our leases contain renewal options and escalation clauses based on increases in property taxes and building operating costs.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2008, future minimum lease payments under non-cancelable operating leases (net of sublease income) are as follows:

	Gross Lease Commitments	Sublease Income	Net Lease Commitments
	(in thousands)
Year ending December 31:
2009	$58,473	$8,900	$49,573
2010	54,936	8,890	46,046
2011	52,636	8,643	43,993
2012	46,088	8,044	38,044
2013 and thereafter	249,869	47,489	202,380

Total future minimum lease payments	$462,002	$81,966	$380,036

Rent expense for operating leases (net of sublease income of $6.7 million in 2008 and $3.0 million in both 2007 and 2006) was $42.1 million in 2008, $27.5 million in 2007 and $25.6 million in 2006.

19. Commitments, Contingencies and Guarantees

Brokerage Activities

In accordance with FIN 45, Nasdaq Execution Services and NASDAQ Options Services provide guarantees to securities clearinghouses and exchanges under their standard membership agreements, which require members to guarantee the performance of other members. If a member becomes unable to satisfy its obligations to the clearinghouses, other members would be required to meet its shortfalls. To mitigate these performance risks, the exchanges and clearinghouses often require members to post collateral as well as meet certain minimum financial standards. Nasdaq Execution Services’ and NASDAQ Options Services’ maximum potential liability under these arrangements cannot be quantified. However, we believe that the potential for Nasdaq Execution Services and NASDAQ Options Services to be required to make payments under these arrangements is unlikely. Accordingly, no contingent liability is recorded in the Consolidated Balance Sheets for these arrangements.

Obligations Under Guarantee

In connection with our registration as a national securities exchange, Nasdaq completed an internal reorganization in November 2006. As part of the reorganization, Nasdaq transferred the ownership of some of its subsidiaries, including its broker-dealer subsidiaries, to The NASDAQ Stock Market LLC. The NASDAQ Stock Market LLC assumed Nasdaq’s obligations under the 3.75% convertible notes due October 22, 2012 and the related indenture. NASDAQ OMX guarantees the obligations of The NASDAQ Stock Market LLC under the indenture.

Guarantees Issued and Collateral Received for Clearing Operations

Through our clearing operations in the derivative markets with NASDAQ OMX Commodities, IDCG and NASDAQ OMX Stockholm, we are the legal counterparty for each derivative position traded and thereby guarantee the fulfillment of each contract. We are required to pledge collateral for commitments with other clearinghouses. The amount of these commitments is calculated on the gross exposure between the clearinghouses. As collateral for these obligations, we have obtained financial guarantees and credit facilities which are guaranteed by us through counter indemnities. At December 31, 2008 these guarantees and credit facilities totaled $636.9 million. We require our customers to pledge collateral and meet certain minimum

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

financial standards to mitigate the risk if they become unable to satisfy their obligations. At December 31, 2008, total customer pledged collateral was $3.5 billion. The pledged collateral is held by a custodian bank. Since these funds are not held by NASDAQ OMX and they are not available for NASDAQ OMX to use, we do not receive any interest income on these funds. We believe that the potential for us to be required to make payments under these arrangements is mitigated through the pledged collateral, our risk management policies and in the case of NASDAQ OMX Commodities a default insurance policy. Accordingly, no contingent liability is recorded in the Consolidated Balance Sheets for these arrangements.

Other Guarantees

We have provided guarantees as of December 31, 2008 of $31.3 million, primarily related to obligations for our rental and leasing contracts. We have received financial guarantees from various financial institutions to support these guarantees.

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

20. Other Income (Expense), net

The following table presents the components of other income (expense), net:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Interest income	$34,509	$37,646	$24,633
Interest expense	(86,606)	(72,863)	(91,097)

Net interest expense(1)	(52,097)	(35,217)	(66,464)
Dividend and investment income(2)	8,382	14,763	16,195
Income from unconsolidated investees, net(3)	27,321	—	—
Gain (loss) on foreign currency contracts(4)	(57,959)	43,950	48,391
Asset impairment charges(5)	(42,184)	—	(5,925)
Gain on sale of strategic initiative(6)	—	431,383	—
Strategic initiative costs(7)	—	(26,511)	—

Total other income (expense), net	$(116,537)	$428,368	$(7,803)

(1)	The increase in net interest expense for the year ended December 31, 2008 compared with the same period in 2007 was primarily due to:

•	a decrease in interest income due to lower interest rates and the use of cash to fund acquisitions in 2008, partially offset by the inclusion of OMX’s interest income of $16.6 million;

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

•

an increase in debt issuance amortization costs due to the draw-down of debt to fund the OMX AB business combination, the PHLX acquisition and the Nord Pool transaction, compared to minimal debt issuance costs in 2007 due to the costs being included in general, administrative and other expenses due to the early extinguishment of debt related to the repayment in full of our outstanding debt obligations in September 2007 from the proceeds of the sale of our share capital of the LSE. See Note 7, “Financial Investments, at Fair Value,” to the consolidated financial statements for further discussion; and

•

a higher average outstanding debt balance, partially offset by lower interest rates. Our higher outstanding debt balance was due to the draw-down of debt to fund the OMX AB business combination, the PHLX acquisition and the Nord Pool transaction.

The decrease in net interest expense for the year ended December 31, 2007 compared with the same period in 2006 was primarily due to higher interest income due to higher cash balances and lower interest expense due to a lower average outstanding debt balance and lower interest rates year over year. Our lower outstanding debt balance was due to the repayment in full and termination of our then-outstanding credit facilities from the proceeds of the sale of our share capital of the LSE. In addition, our lower outstanding debt balance was due to H&F converting $300.0 million of its 3.75% convertible notes to equity and SLP and other partners converting a portion of their 3.75% convertible notes to equity in the fourth quarter of 2007. See Note 9, “Debt Obligations,” for further discussion.

(2)

Dividend and investment income for the year ended December 31, 2008 primarily relates to the inclusion of OMX’s and NASDAQ OMX PHLX’s dividend and investment income. Divided and investment income for the year ended December 31, 2007 and 2006 primarily include ordinary dividends declared from our investment in the LSE.

(3)

The income in the year ended December 31, 2008 primarily relates to the $26.0 million gain on the non-monetary contribution of the Nasdaq trade name to obtain an equity interest in NASDAQ Dubai. See “Equity Investment in NASDAQ Dubai,” of Note 3, “Business Combinations,” for further discussion. Also included is income from our share of the earnings and losses from our ownership in unconsolidated equity method investees.

(4)

The loss for the year ended December 31, 2008 primarily relates to our Nord Pool transaction ($71.5 million) and our market technology forward currency contracts ($13.4 million), partially offset by gains related to our business combination with OMX AB ($27.0 million). The gain for the year ended December 31, 2007 is also related to our business combination with OMX AB ($51.8 million) and is partially offset by a $7.8 million loss recorded for our acquisition bid for the LSE. The gain for the year ended December 31, 2006 primarily relates to our acquisition bid for LSE. See Note 17, “Derivative Financial Instruments and Hedging Activities,” for further discussion.

(5)

In 2008, asset impairment charges include a realized loss on a non-cash other-than-temporary impairment of $34.9 million related to a long-term available-for-sale investment security. See Note 2, “Summary of Significant Accounting Policies,” and “Accumulated Other Comprehensive Income,” of Note 14, “Stockholders’ Equity,” for further discussion. We also recorded a non-cash impairment loss of $7.3 million from the write-down of finite-lived intangibles assets, primarily related to our insurance agency business. See Note 4, “Goodwill and Purchased Intangible Assets,” for further discussion. In 2006, we recorded write-downs for property and equipment of $5.9 million related to the sale of a building and related assets.

(6)

The pre-tax gain on sale of strategic initiative for the year ended December 31, 2007 of $431.4 million represents the sale of our share capital of the LSE and is net of costs directly related to the sale of $18.0 million, primarily broker fees. See Note 7, “Financial Investments, at Fair Value,” for further discussion.

(7)

The strategic initiative costs for the year ended December 31, 2007 were incurred in connection with our strategic initiatives related to the LSE, including our acquisition bid. In conjunction with the lapse of our final offers, these costs were charged to expense. See Note 7, “Financial Investments, at Fair Value,” for further discussion.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

21. Segments

We manage, operate and provide our products and services in three business segments, our Market Services segment, our Issuer Services segment and our Market Technology segment. Our Market Services segment includes our U.S. and European Transaction Services businesses and our Market Data business, which are interrelated because the Transaction Services businesses generate the quote and trade information that we sell to market participants and data distributors. Market Services also includes our Broker Services business. The Issuer Services segment includes our Global Listing Services and Global Index Group businesses. The companies listed on The NASDAQ Stock Market and the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic represent a diverse array of industries. This diversity of companies listed on NASDAQ OMX markets allows us to develop industry-specific and other indexes that we use to develop and license NASDAQ OMX branded indexes, associated derivatives and index products as part of our Global Index Group. The Global Listing Services business also includes revenues from Corporate Services which includes revenues generated through our insurance agency business, shareholder, directors and newswire services. Our Corporate Services business provides customer support services, products and programs to companies, including companies listed on our exchanges. Through our Corporate Services offerings, companies gain access to innovative products and services that facilitate transparency, mitigate risk, maximize board efficiency and inspire better corporate governance. Through our Market Technology segment we provide technology solutions for trading, clearing and settlement, and information dissemination, and also offer facility management integration and advisory services. Our management allocates resources, assesses performance and manages these businesses as three separate segments.

We evaluate the performance of our segments based on several factors, of which the primary financial measure is income before income taxes. Results of individual businesses are presented based on our management accounting practices and our management structure. Certain amounts are allocated to corporate items in our management reports based on the decision that those activities should not be used to evaluate the segment’s operating performance, including amounts related to the business combination with OMX AB, the Nord Pool transaction and our acquisition bid for the LSE. See below for further discussion.

The following table presents certain information regarding these operating segments for the years ended December 31, 2008, 2007 and 2006.

	Market Services	Issuer Services	Market Technology	Corporate Items and Eliminations		Consolidated
	(in thousands)
2008
Total revenues	$3,207,294	$330,594	$106,151	$4,654		$3,648,693
Cost of revenues	(2,188,615)	—	—	—		(2,188,615)

Revenues less liquidity rebates, brokerage, clearance and exchange fees	1,018,679	330,594	106,151	4,654		1,460,078

Depreciation and amortization	62,858	14,345	9,713	5,662		92,578
Income (loss) before income taxes	517,593	73,043	(26,890)	(41,582	)(2)	522,164
Total assets(1)	10,411,593	698,289	202,442	1,382,551		12,694,875
Purchases of property and equipment	30,309	10,313	13,141	956		54,719

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

	Market Services	Issuer Services	Corporate Items and Eliminations		Consolidated
	(in thousands)
2007
Total revenues	$2,152,390	$283,885	$317		$2,436,592
Cost of revenues	(1,624,353)	—	—		(1,624,353)

Revenues less liquidity rebates, brokerage, clearance and exchange fees	528,037	283,885	317		812,239

Depreciation and amortization	27,812	11,078	—		38,890
Income before income taxes	306,068	75,636	412,199	(3)	793,903
Total assets(1)	1,322,096	239,125	1,418,176		2,979,397
Purchases of property and equipment	11,940	6,549	—		18,489

	Market Services	Issuer Services	Corporate Items and Eliminations		Consolidated
	(in thousands)
2006
Total revenues	$1,408,297	$249,016	$463		$1,657,776
Cost of revenues	(970,381)	—	—		(970,381)

Revenues less liquidity rebates, brokerage, clearance and exchange fees	437,916	249,016	463		687,395

Depreciation and amortization	60,412	10,495	9		70,916
Income before income taxes	137,509	50,791	24,845	(4)	213,145
Purchases of property and equipment	10,893	10,132	10		21,035

(1)

Total assets increased $9.7 billion at December 31, 2008 as compared with December 31, 2007. This increase is primarily due to the business combination with OMX, our acquisition of PHLX and the Nord Pool transaction. See Note 3, “Business Combinations,” for further discussion.

(2)	The 2008 amounts primarily include:

•

a net loss on foreign currency contracts of $44.5 million, primarily related to our Nord Pool transaction ($71.5 million), partially offset by a $27.0 million gain related to our business combination with OMX AB. See Note 17, “Derivative Financial Instruments and Hedging Activities,” for further discussion;

•

income from unconsolidated investees, net of $27.3 million, primarily related to our gain on the non-monetary contribution of the Nasdaq trade name to obtain an equity interest in NASDAQ Dubai. See “Equity Investment in NASDAQ Dubai,” of Note 3, “Business Combinations,” for further discussion; and

•

an other-than-temporary impairment on a long-term available-for-sale investment security of $34.9 million. See Note 2, “Summary of Significant Accounting Policies,” and “Accumulated Other Comprehensive Income,” of Note 14, “Stockholders’ Equity,” for further discussion.

(3)	The 2007 amounts primarily include:

•	gain from the sale of our share capital of the LSE of $431.4 million;

•

gain on foreign currency option contract of $51.8 million, which was purchased to hedge the foreign exchange exposure in connection with our acquisition bid for OMX AB. We also incurred a $7.8 million loss on foreign currency option contracts which we entered into to hedge the foreign exchange exposure on the acquisition bid for the LSE;

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

•

charges of $19.5 million for a tax sharing payment owed to Instinet for the benefit of SLP and $5.8 million for the loss on the early extinguishment of debt related to the payment in full of our Credit Facilities;

•	dividend income of $14.5 million, related to our investment in the LSE;

•	strategic initiative costs of $26.5 million, incurred in connection with acquiring our current investment in the LSE and our acquisition bid; and

•	interest expense of $27.4 million, related to our investment in the LSE.

(4)	The 2006 amounts primarily include:

•	gain on foreign currency option contracts of $48.4 million, which was purchased to hedge the foreign currency exposure on our acquisition bid for the LSE;

•	foreign currency gain of $8.2 million, related to our investment in the LSE;

•	dividend income of $16.2 million, related to our investment in the LSE;

•	loss on early extinguishment of debt of $22.0 million, related to the financing of the purchase of our investment in the LSE; and

•	interest expense of $24.1 million, related to our investment in the LSE.

For further discussion of our segments’ results, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Segment Operating Results.”

Geographic Data

The following table presents revenues and property and equipment, net by geographic area for 2008, 2007 and 2006. Revenues are classified based upon the location of the customer. Property and equipment information is based on the physical location of the assets.

	Total Revenues	Property and Equipment, Net
	(in thousands)
2008:
United States	$3,092,043	$108,837
All other countries	556,650	74,106	(1)

Total	$3,648,693	$182,943

2007:
United States	$2,265,635	$64,157
All other countries	170,957	366

Total	$2,436,592	$64,523

2006:
United States	$1,580,824	$64,798
All other countries	76,952	471

Total	$1,657,776	$65,269

(1)	Of this amount, $42.5 million of property and equipment is located in Sweden.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

No single customer accounted for 10.0% or more of our revenues in 2008, 2007 and 2006.

22. Cost Reduction Program and INET Integration

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

	Year Ended December 31,
	2007	2006
	(in millions)
Real estate consolidation, net	$—	$5.9
Reductions in force	2.5	6.5
Technology migration	1.6	28.5

Total cost reduction charges	$4.1	$40.9

Real Estate Consolidation

We continually evaluate all of our real estate to determine whether we can consolidate staff into fewer locations to save significant costs.

In connection with our review of our owned and leased real estate which began in 2003, we have consolidated staff into fewer locations and have saved significant costs. As part of our real estate consolidation plans, in the second quarter of 2006, we decided to sell our building and related assets located at 80 Merritt Boulevard, Trumbull, Connecticut. As a result of this decision, the carrying value of the building and related assets was adjusted to $30.8 million, its fair market value less costs to sell, which was determined based on a quoted market price from an independent third-party. This resulted in a $5.4 million charge recorded in the second quarter of 2006. In July 2006, we completed the sale of this building and related assets for approximately $30.3 million and an additional $0.5 million charge was recorded in the third quarter of 2006 for a total charge of $5.9 million for the year ended December 31, 2006. These charges are included in asset impairment charges within other income (expense), net in the Consolidated Statements of Income in 2006.

Sublease Loss Reserve

The estimated sublease loss reserve for all subleased properties related to the cost reduction program was approximately $21.1 million at December 31, 2008 and $21.5 million at December 31, 2007 and is primarily included in accounts payable and accrued expenses and other liabilities in the Consolidated Balance Sheets. The reserve is adjusted throughout the year to reflect interest accretion, rental payments made during the year, depreciation on leasehold improvements if applicable and sublease receipts. The estimated losses were calculated using a 7.0% net discount rate and estimated sublease terms ranging from 2 years to 16 years at estimated market rates. In reviewing our sublease loss reserve analyses, we considered changes in current market conditions.

Reductions in Force

We eliminated 35 positions in 2007 and 100 positions in 2006 and recorded charges of $2.5 million in 2007 and $6.5 million in 2006 for severance and outplacement costs. These charges were included in compensation

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

and benefits expense in the Consolidated Statements of Income. We paid all the severance and outplacement costs related to the charges recorded in 2006 as of December 31, 2007. For the charge recorded in 2007, approximately $2.2 million was paid as of December 31, 2007 and the remaining $0.3 million was paid in 2008.

Technology Migration

As a result of a continued review of our technology infrastructure, we previously shortened the estimated useful life of certain assets and changed the lease terms on certain operating leases associated with our quoting platform and our trading and quoting network, which resulted in incremental depreciation and amortization expense. The INET integration, which is now complete, accelerated our migration to a low-cost trading platform. As a result, the charges associated with these assets were $1.6 million in 2007 and $28.5 million in 2006 and the majority of these charges were included in depreciation and amortization expense in the Consolidated Statements of Income.

Schedule II—Valuation and Qualifying Accounts

Three Years Ended December 31, 2008

(in thousands)

	Reserve for Bad Debts
	2008	2007	2006
Balance at beginning of period	$2,913	$2,752	$7,234
Additions:
Charges to income	4,118	1,858	464
Recoveries of amounts previously written-off	941	650	717
Acquisitions(1)	3,252	—	22
Deductions:
Charges for which reserves were provided	(1,817)	(2,347)	(5,685)

Balance at end of period	$9,407	$2,913	$2,752

(1)	Relates to the business combination with OMX AB and the acquisitions of PHLX in 2008 and Shareholder.com in 2006.

1

Exhibit Index

Exhibit Number
3.1	Restated Certificate of Incorporation of Nasdaq (incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed on November 14, 2003).

3.1.1	Certificate of Amendment of the Restated Certificate of Incorporation of Nasdaq filed on May 25, 2005 (incorporated herein by reference to Exhibit 3.1.1 to the Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 15, 2006).

3.1.2	Certificate of Amendment of the Restated Certificate of Incorporation of Nasdaq filed on March 13, 2006 (incorporated herein by reference to Exhibit 3.1.2 to the Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 15, 2006).

3.1.3	Certificate of Amendment of the Restated Certificate of Incorporation of Nasdaq filed on August 1, 2006 (incorporated herein by reference to Exhibit 3.1.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed on November 8, 2006).

3.1.4	Certificate of Amendment to the Restated Certificate of Incorporation of Nasdaq filed on February 27, 2008 (incorporated herein by reference to the language appearing under the caption “Approval of an Amendment to Nasdaq’s Restated Certificate of Incorporation to Change Nasdaq’s Name to “The NASDAQ OMX Group, Inc.” beginning on page 44 of the Definitive Proxy Statement filed on November 19, 2007).

3.1.5	Certificate of Designations, Preferences and Rights of Series C Cumulative Preferred Stock of Nasdaq (incorporated herein by reference to Exhibit 5.03 to the Current Report on Form 8-K filed on December 1, 2004).

3.1.6	Certificate of Designations, Preferences and Rights of Series D Cumulative Preferred Stock of Nasdaq (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 20, 2005).

3.1.7	Certificate of Elimination (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 4, 2006).

3.2	By-laws of The NASDAQ OMX Group, Inc. (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on July 29, 2008).

4.1	Form of Common Stock certificate (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form 10 filed on April 30, 2001).

4.2	Securities Purchase Agreement, dated as of April 22, 2005, between Norway Acquisition SPV, LLC and Nasdaq (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on April 28, 2005).

4.3	Indenture, dated as of April 22, 2005, between Nasdaq and Law Debenture Trust Company of New York, as Trustee (incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on April 28, 2005).

4.3.1	First Supplemental Indenture, dated as of December 8, 2005, between Nasdaq and Law Debenture Trust Company of New York (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on December 14, 2005).

4.3.2	Second Supplemental Indenture, dated as of November 9, 2006, among Nasdaq, The NASDAQ Stock Market LLC and Law Debenture Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.4.2 to the Annual Report on Form 10-K filed on February 28, 2007).

Exhibit Number
4.4	Amended and Restated Securityholders Agreement, dated as of April 22, 2005, among Norway Acquisition SPV, LLC, Hellman & Friedman Capital Partners IV, L.P., H&F Executive Fund IV, L.P., H&F International Partners IV-A, L.P., and H&F International Partners IV-B, L.P., Silver Lake Partners TSA, L.P., Silver Lake Investors, L.P., VAB Investors, LLC and Integral Capital Partners VI, L.P. (incorporated herein by reference to Exhibit 4.5 to the Current Report on Form 8-K filed on April 28, 2005).

4.5	Registration Rights Agreement, dated as of April 22, 2005, among Nasdaq, Hellman & Friedman Capital Partners IV, L.P., H&F Executive Fund IV, L.P., H&F International Partners IV-A, L.P., and H&F International Partners IV-B, L.P., Silver Lake Partners TSA, L.P., Silver Lake Investors, L.P., VAB Investors, LLC and Integral Capital Partners VI, L.P. (incorporated herein by reference to Exhibit 4.4 to the Current Report on Form 8-K filed on April 28, 2005).

4.6	Purchase Agreement, dated February 20, 2008, among Nasdaq, J.P. Morgan Securities Inc. and Banc of America Securities LLC (as Initial Purchasers) (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 21, 2008).

4.7	Indenture, dated as February 26, 2008, between Nasdaq and The Bank of New York (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 3, 2008)

4.8	Form of 2.50% Convertible Senior Note due 2013 (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on March 3, 2008).

4.9	Registration Rights Agreement, dated February 26, 2008, among The NASDAQ OMX Group, Inc., J.P. Morgan Securities Inc. and Banc of America Securities LLC (incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on March 3, 2008).

4.10	The NASDAQ OMX Group Inc.’s Stockholders’ Agreement, dated as of February 27, 2008, between The NASDAQ OMX Group, Inc. and Borse Dubai Limited (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 3, 2008).

4.10.1	First Amendment to The NASDAQ OMX Group Inc.’s Stockholders’ Agreement, dated as of February 19, 2009, between The NASDAQ OMX Group, Inc. and Borse Dubai Limited.

4.11	Registration Rights Agreement, dated as of February 27, 2008, among The NASDAQ OMX Group, Inc., Borse Dubai Limited and Borse Dubai Nasdaq Share Trust (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on March 3, 2008).

4.11.1	First Amendment to Registration Rights Agreement, dated as of February 19, 2009, among The NASDAQ OMX Group, Inc., Borse Dubai Limited and Borse Dubai Nasdaq Share Trust.

10.1	Amended and Restated Board Compensation Policy, approved as of December 17, 2008.*

10.2	Amended and Restated Executive Corporate Incentive Plan, dated as of December 17, 2008.*

10.3	Form of NASDAQ OMX Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.5 to the Annual Report on Form 10-K for the year ended December 31, 2007 filed on February 25, 2008).*

10.4	Form of NASDAQ OMX Restricted Stock Award Agreement (directors) (incorporated herein by reference to Exhibit 10.7 to the Annual Report on Form 10-K for the year ended December 31, 2006 filed on February 28, 2007).*

10.5	Form of NASDAQ OMX Performance Share Unit Agreement (incorporated herein by reference to Exhibit 10.8 to the Annual Report on Form 10-K for the year ended December 31, 2007 filed on February 25, 2008).*

Exhibit Number
10.6	Amended and Restated Supplemental Executive Retirement Plan, dated as of December 17, 2008.*

10.6.1	Amendment No. 1 to Amended and Restated Supplemental Executive Retirement Plan, effective as of December 31, 2008.*

10.7	The NASDAQ OMX Group, Inc. Supplemental Employer Retirement Contribution Plan, dated as of December 17, 2008.*

10.8	Employment Agreement by and between Nasdaq and Robert Greifeld, effective as of January 1, 2007 (incorporated herein by reference to Exhibit 10.5 to the Annual Report on Form 10-K filed on February 28, 2007).*

10.8.1	Amendment to Employment Agreement by and between NASDAQ OMX and Robert Greifeld, effective as of December 31, 2008.*

10.9	Nonqualified Stock Option Agreement, dated as of February 21, 2008, between Nasdaq and Robert Greifeld (incorporated herein by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the year ended December 31, 2007 filed on February 25, 2008).*

10.10	2007 Performance Share Unit Agreement, dated as of February 21, 2008, between Nasdaq and Robert Greifeld (incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 2007 filed on February 25, 2008).*

10.11	2008 Performance Share Unit Agreement, dated as of February 21, 2008, between Nasdaq and Robert Greifeld (incorporated herein by reference to Exhibit 10.15 to the Annual Report on Form 10-K for the year ended December 31, 2007 filed on February 25, 2008).*

10.12	Form of Amended and Restated Letter Agreement, effective as of December 31, 2008, between NASDAQ OMX and Certain Executive Officers.*

10.13	Employment Agreement between Nasdaq and Edward Knight, effective as of December 29, 2000 Nasdaq (incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 31, 2003).*

10.13.1	First Amendment to Employment Agreement between Nasdaq and Edward Knight, effective February 1, 2002 Nasdaq (incorporated herein by reference to Exhibit 10.14.1 to the Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 31, 2003).*

10.13.2	Second Amendment to Employment Agreement between NASDAQ OMX and Edward Knight, effective as of December 31, 2008.*

10.14	Letter Agreement, dated as of September 19, 2007, among Nasdaq, Nightingale Acquisition Limited and Borse Dubai Limited (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on November 9, 2007).

10.15	Terms of Sale, dated as of September 21, 2007, among UBS Limited, J.P. Morgan Securities Ltd. and Nightingale Acquisition Limited (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on November 9, 2007).

10.16	Transaction Agreement, dated as of May 25, 2007, between OMX AB and Nasdaq (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 31, 2007).

10.16.1	Supplement, dated as of September 20, 2007, between OMX AB and Nasdaq (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on November 9, 2007).

10.16.2	Letter Agreement, dated as of January 2, 2008, between OMX AB and Nasdaq (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 7, 2008).

Exhibit Number
10.17	OMX Transaction Agreement, dated as of November 15, 2007, among Nasdaq, Borse Dubai Limited and BD Stockholm AB (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 16, 2007).

10.17.1	Amendment to the OMX Transaction Agreement, dated as of February 27, 2008, among Nasdaq, Borse Dubai Limited and BD Stockholm AB (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 3, 2008).

10.18	DIFX Transaction Agreement, dated as of November 15, 2007, among Nasdaq, Borse Dubai Limited and Dubai International Financial Exchange Limited (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on November 16, 2007).

10.19	Agreement and Plan of Merger, dated as of November 6, 2007, among Nasdaq, Pinnacle Merger Corporation, Philadelphia Stock Exchange, Inc., and Citadel Derivatives Group LLC (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on November 7, 2007).

10.20	Share Purchase Agreement, dated as of February 21, 2008, between Nord Pool ASA and OMX AB (publ).

10.21

Credit Agreement, dated February 27, 2008, among NASDAQ OMX, the Lenders party thereto, Bank of America, N.A., as Administrative Agent, Collateral Agent, Swingline Lender and Issuing Bank, and JPMorgan Chase Bank, N.A., as Syndication Agent, and the other parties thereto (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on

March 3, 2008).

10.21.1	Amendment No. 1 to Credit Agreement and Collateral Agreement, dated as of December 4, 2008, among NASDAQ OMX, the Lenders party thereto, Bank of America, N.A., as Administrative Agent, Collateral Agent, Swingline Lender and Issuing Bank, and JPMorgan Chase Bank, N.A., as Syndication Agent, and the other parties thereto.

11	Statement regarding computation of per share earnings (incorporated herein by reference from Note 15 to the consolidated financial statements under Part II, Item 8 of this Form 10-K).

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	List of all subsidiaries.

23.1	Consent of Ernst & Young.

24.1	Powers of Attorney.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.

*	Management contract or compensatory plan or arrangement.

E-4