Form 10-Q
period 2009-03-31
NASDAQ OMX GROUP, INC.
filed 2009-05-08
CIK 1120193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2009
Common Stock, $.01 par value per share	202,127,399 shares

The NASDAQ OMX Group, Inc.

Form 10-Q

For the Quarterly Period Ended March 31, 2009

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

Throughout this Form 10-Q, unless otherwise specified:

•	“NASDAQ OMX,” “we,” “us” and “our” refer to The NASDAQ OMX Group, Inc.

•	“Nasdaq” refers to The Nasdaq Stock Market, Inc., as that entity operated prior to the business combination with OMX AB.

•	The “NASDAQ Exchange,” “The NASDAQ Stock Market” and “NASDAQ” refer to the registered national securities exchange operated by The NASDAQ Stock Market LLC.

•	“OMX AB” refers to OMX AB (publ), as that entity operated prior to the business combination with Nasdaq.

•	“OMX” refers to OMX AB (publ) subsequent to the business combination with Nasdaq.

•	“NASDAQ OMX Nordic” refers to collectively, NASDAQ OMX Stockholm, NASDAQ OMX Copenhagen, NASDAQ OMX Helsinki and NASDAQ OMX Iceland.

•	“NASDAQ OMX Baltic” refers to collectively, NASDAQ OMX Tallinn, NASDAQ OMX Riga and NASDAQ OMX Vilnius.

•	“PHLX” refers to the Philadelphia Stock Exchange, Inc. and its subsidiaries, as that entity operated prior to its acquisition by NASDAQ OMX.

•	“NASDAQ OMX PHLX” refers to NASDAQ OMX PHLX, Inc. subsequent to its acquisition by NASDAQ OMX.

•	“SEK” or “Swedish Krona” refers to the lawful currency of Sweden.

•	“NOK” or “Norwegian Krone” refers to the lawful currency of Norway.

This Quarterly Report on Form 10-Q includes market share and industry data that we obtained from industry publications and surveys, reports of governmental agencies and internal company surveys. Industry publications and surveys generally state that the information they contain has been obtained from sources believed to be reliable, but we cannot assure you that this information is accurate or complete. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Statements as to our market position are based on the most currently available market data. For market comparison purposes, The NASDAQ Stock Market data in this Quarterly Report on Form 10-Q for initial public offerings, or IPOs, is based on data provided by Thomson Financial, which does not include best efforts underwritings, and we have chosen to exclude closed-end funds; therefore, the data may not be comparable to other publicly-available IPO data. Data in this Quarterly Report on Form 10-Q for secondary offerings for The NASDAQ Stock Market also is based on data provided by Thomson Financial. Data in this Quarterly Report on Form 10-Q for new listings of equity securities on The NASDAQ Stock Market is based on data generated internally by us, which includes best efforts underwritings and issuers that switched from other listing venues, closed-end funds and exchange traded funds, or ETFs. OMX data in this Quarterly Report on Form 10-Q for IPOs and new listings of equity securities on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic also is based on data generated internally by us. IPOs, secondary offerings and new listings data is presented as of period end. While we are not aware of any misstatements regarding industry data presented herein, our estimates involve risks and uncertainties and are subject to change based on various factors. We refer you to the “Risk Factors” section in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 that was filed with the Securities and Exchange Commission, or SEC, on February 27, 2009.

ii

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

•	that our operating results may be lower than expected;

•

our ability to successfully integrate our recently acquired businesses, including the fact that such integration may be more difficult, time consuming or costly than expected, and our ability to realize synergies from business combinations and acquisitions;

•	loss of significant trading volume or listed companies;

•	covenants in our credit facilities, indentures and other agreements governing our indebtedness which may restrict the operation of our business;

•	economic, political and market conditions and fluctuations, including interest rate and foreign currency risk, inherent in U.S. and international operations;

•	adverse global economic and credit conditions;

•	government and industry regulation; and

•	adverse changes that may occur in the securities markets generally.

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the uncertainty and any risk related to forward-looking statements that we make. These risk factors are discussed under the caption “Part II. Item 1A. Risk Factors,” in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and more fully described in the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 that was filed with the SEC on February 27, 2009. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. You should carefully read this entire Form 10-Q, including “Part 1. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the condensed consolidated financial statements and the related notes. Except as required by the federal securities laws, we undertake no obligation to update any forward-looking statement, release publicly any revisions to any forward-looking statements, report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

The NASDAQ OMX Group, Inc.

PART 1—FINANCIAL INFORMATION

Item 1. Financial Statements.

The NASDAQ OMX Group, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(in millions, except per share amounts)

	Three Months Ended March 31,
	2009	2008
Revenues
Market Services	$784	$722
Issuer Services	79	77
Market Technology	29	13
Other	3	2

Total revenues	895	814

Cost of revenues
Liquidity rebates	(455)	(385)
Brokerage, clearance and exchange fees	(71)	(151)

Total cost of revenues	(526)	(536)

Revenues less liquidity rebates, brokerage, clearance and exchange fees	369	278

Operating Expenses
Compensation and benefits	97	73
Marketing and advertising	2	2
Depreciation and amortization	24	16
Professional and contract services	18	14
Computer operations and data communications	15	8
Occupancy	17	12
Regulatory	9	8
Merger expenses	8	1
General, administrative and other	13	11

Total operating expenses	203	145

Operating income	166	133
Interest income	5	10
Interest expense	(27)	(10)
Income (loss) from unconsolidated investees, net	(2)	27
Gain on foreign currency contracts, net	—	35

Income before income taxes	142	195
Income tax provision	48	74

Net income	94	121
Net (income) expense attributable to noncontrolling interests	—	—

Net income attributable to NASDAQ OMX	$94	$121

Basic and diluted earnings per share:
Basic	$0.47	$0.75

Diluted	$0.44	$0.69

See accompanying notes to condensed consolidated financial statements.

The NASDAQ OMX Group, Inc.

Condensed Consolidated Balance Sheets

(in millions, except share and par value amounts)

	March 31, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$333	$374
Restricted cash	139	141
Financial investments, at fair value	224	227
Receivables, net	355	339
Deferred tax assets	33	27
Market value, outstanding derivative positions	4,048	4,122
Other current assets	170	198

Total current assets	5,302	5,428
Non-current restricted cash	50	50
Property and equipment, net	165	183
Non-current deferred tax assets	720	659
Goodwill	4,381	4,492
Intangible assets, net	1,536	1,583
Other assets	299	357

Total assets	$12,453	$12,752

Liabilities and equity
Current liabilities:
Accounts payable and accrued expenses	$242	$242
Section 31 fees payable to SEC	24	49
Accrued personnel costs	83	157
Deferred revenue	189	98
Other accrued liabilities	129	165
Deferred tax liabilities	20	19
Market value, outstanding derivative positions	4,048	4,122
Current portion of debt obligations	225	225

Total current liabilities	4,960	5,077
Debt obligations	2,229	2,299
Non-current deferred tax liabilities	675	696
Non-current deferred revenue	157	155
Other liabilities	175	222

Total liabilities	8,196	8,449

Commitments and contingencies
Equity
NASDAQ OMX stockholders’ equity:
Common stock, $0.01 par value, 300,000,000 shares authorized, shares issued: 202,350,098 at March 31, 2009 and 202,188,144 at December 31, 2008; shares outstanding: 202,047,553 at March 31, 2009 and 201,896,700 at December 31, 2008	2	2
Preferred stock, 30,000,000 shares authorized, none issued or outstanding	—	—
Additional paid-in capital	3,578	3,569
Common stock in treasury, at cost: 302,545 shares at March 31, 2009 and 291,444 shares at December 31, 2008	(11)	(10)
Accumulated other comprehensive loss	(766)	(619)
Retained earnings	1,438	1,344

Total NASDAQ OMX stockholders’ equity	4,241	4,286
Noncontrolling interests	16	17

Total equity	4,257	4,303

Total liabilities and equity	$12,453	$12,752

See accompanying notes to condensed consolidated financial statements.

The NASDAQ OMX Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in millions)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities
Net income	$94	$121
Net (income) expense attributable to noncontrolling interests	—	—

Net income attributable to NASDAQ OMX	94	121
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	24	16
Share-based compensation	8	5
Excess tax benefits related to share-based compensation	(1)	(2)
Provision for bad debts	2	1
Gain on the early extinguishment of debt	(4)	—
Gain on foreign currency contracts, net	—	(35)
Deferred taxes, net	(19)	(30)
(Income) loss from unconsolidated investees, net	2	(27)
Other non-cash items included in net income	4	(1)
Net change in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	(24)	(32)
Other assets	23	(35)
Accounts payable and accrued expenses	1	25
Section 31 fees payable to SEC	(25)	(26)
Accrued personnel costs	(75)	(23)
Deferred revenue	98	97
Other accrued liabilities	(19)	114
Other liabilities	(6)	(1)

Cash provided by operating activities	83	167

Cash flows from investing activities
Purchases of available-for-sale investments	(13)	—
Purchases of trading securities	(104)	(10)
Proceeds from sales and redemptions of trading securities	95	—
Purchases of foreign currency contracts	—	(13)
Settlement of foreign currency contracts	—	67
Acquisitions of businesses, net of cash and cash equivalents acquired and purchase accounting adjustments	(6)	(1,964)
Purchases of property and equipment	(16)	(14)

Cash used in investing activities	(44)	(1,934)
Cash flows from financing activities
Proceeds from debt obligations, net of debt issuance costs	—	1,478
Payments of debt obligations	(80)	(353)
Issuances of common stock, net of treasury stock purchases	1	1
Excess tax benefits related to share-based compensation	1	2

Cash provided by (used in) financing activities	(78)	1,128

Effect of exchange rate changes on cash and cash equivalents	(2)	12

Decrease in cash and cash equivalents	(41)	(627)
Cash and cash equivalents at beginning of period	374	1,325

Cash and cash equivalents at end of period	$333	$698

Supplemental Disclosure Cash Flow Information
Cash paid for:
Interest	$22	$1
Income taxes, net of refund	$50	$26

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

In the U.S., we operate The NASDAQ Stock Market, a registered national securities exchange. The NASDAQ Stock Market is the largest electronic cash equity securities market in the United States in terms of number of listed companies and in the world in terms of share value traded. As of March 31, 2009, The NASDAQ Stock Market was home to 2,965 listed companies with a combined market capitalization of approximately $2.5 trillion. In addition, in the U.S. we operate NASDAQ OMX PHLX, which is the third largest U.S. options market, The NASDAQ Options Market, a second options market, NASDAQ OMX BX, a second cash equities trading market, and NASDAQ OMX Futures Exchange, or NFX, a futures market.

In Europe, we operate exchanges in Stockholm (Sweden), Copenhagen (Denmark), Helsinki (Finland), and Iceland as NASDAQ OMX Nordic and exchanges in Tallinn (Estonia), Riga (Latvia) and Vilnius (Lithuania) as NASDAQ OMX Baltic. In addition, we operate NASDAQ OMX Europe (London), a marketplace for pan-European blue chip securities trading, NASDAQ OMX Commodities, an offering for trading and clearing commodities in Norway, and the Armenian Stock Exchange.

The exchanges that comprise NASADQ OMX Nordic and NASDAQ OMX Baltic offer trading in cash equities, bonds, structured products and ETFs, as well as trading and clearing of derivatives. Our Nordic and Baltic operations also offer alternative marketplaces for smaller companies called NASDAQ OMX First North. As of March 31, 2009, the exchanges within NASDAQ OMX Nordic and NASDAQ OMX Baltic were home to 817 listed companies with a combined market capitalization of approximately $525 billion.

We also operate two registered broker-dealers: Nasdaq Execution Services and NASDAQ Options Services. Nasdaq Execution Services is a wholly-owned subsidiary of The NASDAQ Stock Market. It has no customers, accepts orders from one user, The NASDAQ Stock Market, and currently operates solely as the routing broker for The NASDAQ Stock Market. Nasdaq Execution Services is distinguished from most broker-dealers in that it is a facility of The NASDAQ Stock Market.

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

European Transaction Services

Nordic Transaction Services

The exchanges that comprise NASDAQ OMX Nordic offer trading for equities and bonds and trading and clearing services for derivatives. Our platform allows the exchanges to share the same trading system which enables efficient cross-border trading, cross membership, and one source for Nordic market data.

Cash trading is offered in Nordic securities such as equities and depository receipts, warrants, convertibles, rights, fund units, ETFs, bonds and other interest-related products. NASDAQ OMX Nordic also offers trading in derivatives, such as stock options and futures, index options and futures, fixed-income options and futures and stock loans.

On NASDAQ OMX Stockholm, we offer clearing services for fixed-income options and futures, stock options and futures and index options and futures by serving as the central counterparty, or CCP. In doing so, we guarantee the completion of the transaction and market participants can thereby limit their counterparty risk. We also act as the counterparty for certain over-the-counter, or OTC, contracts. The transactions are reported electronically prior to CCP clearing and we thereby guarantee the completion of the transaction. Following the completion of a transaction, settlement takes place between parties with the exchange of the securities and funds. The transfer of ownership is registered and the securities are stored on the owner’s behalf. Settlement and registration of cash trading takes place in Sweden, Finland, Denmark and Iceland via the local central securities depositories.

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

Pan-European Transaction Services

NASDAQ OMX Europe is a marketplace designed for high performance trading of the most actively traded European stocks. It is the first platform to connect European liquidity pools with pan-European routing. As of March 31, 2009, NASDAQ OMX Europe traded approximately 850 securities including constituents of the main European indices, ETFs and other highly liquid securities.

Commodities Trading and Clearing

NASDAQ OMX Commodities, together with third party partner Nord Pool ASA, provides access to the world’s largest power derivatives markets and one of Europe’s largest carbon markets. NASDAQ OMX Commodities offers international derivatives and carbon products, operates a clearing business and offers consulting services to commodities markets globally. Nord Pool is responsible for exchange operations and trading activities, including ownership of Nordic derivatives products. NASDAQ OMX Commodities and Nord Pool have more than 386 members from 22 countries across a wide range of energy producers and consumers, as well as financial institutions. NASDAQ OMX Commodities’ offering is designed for banks, brokers, hedge funds and other financial institutions, as well as power utilities, industry, manufacturing and oil companies. NASDAQ OMX Commodities offers clearing services for energy derivative and carbon product contracts by serving as the CCP. In doing so, we guarantee the completion of the transaction and market participants can thereby limit their counterparty risk. We also act as the counterparty for trades on the OTC derivative market subject to our approval on a case-by-case basis. Trading on the contracts can take place up until the delivery period which can occur over a period of up to six years.

Access Services

We provide market participants with several alternatives for accessing our markets for a fee. We also earn revenues from annual and monthly exchange membership and registration fees.

Market Data

Market Data revenues are earned from U.S. tape plans and U.S. and European market data products.

Net U.S. Tape Plans

The NASDAQ Stock Market operates as the exclusive Securities Information Processor of the Unlisted Trading Privileges Plan, or the UTP Plan, for the collection and dissemination of best bid and offer information and last transaction information from markets that quote and trade in NASDAQ-listed securities. The NASDAQ Stock Market also is a participant in the UTP Plan and shares in the net distribution of revenue according to the plan on the same terms as the other plan participants. In the role as the Securities Information Processor, The NASDAQ Stock Market collects and disseminates quotation and last sale information for all transactions in NASDAQ-listed securities whether on The NASDAQ Stock Market or other exchanges. We sell this information to market participants and to data distributors which the data distributors then sell to the public. After deducting costs associated with acting as an exclusive Securities Information Processor, as permitted under the revenue sharing provision of the UTP Plan, we distribute the tape fees to the respective UTP Plan participants, including The NASDAQ Stock Market, based on a formula required by Regulation NMS that takes into account both trading and quoting activity. In addition, all quotes and trades in New York Stock Exchange, or NYSE-, and NYSE Amex-listed securities are reported and disseminated in real time, and as such, we share in the tape fees for information on NYSE- and NYSE Amex-listed securities.

U.S. Market Data Products

Our data products enhance transparency and provide critical information to the professional and non-professional marketplace. We collect and process information and earn revenues as a distributor of our market data. We provide varying levels of quote and trade information to market participants and to data distributors, who in turn sell subscriptions for this information to the public. Our systems enable vendors to gain direct access to our market depth, index values, mutual fund valuation, order imbalances, market sentiment and other analytical data. We earn revenues primarily based on the number of data subscribers and distributors of our data.

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

We offer customer and account registration, business registration, clearing and settlement, corporate action handling for reconciliations and reporting to authorities. Available services also include direct settlement with the Nordic central securities depositories, real-time updating and communication via the Society for Worldwide Interbank Financial Telecommunication to deposit banks. Revenues are based on a fixed basic fee for back-office brokerage services, such as administration or licensing, maintenance and operations, and a variable portion that depends on the number of transactions completed.

Issuer Services

Our Issuer Services segment includes our Global Listing Services and Global Index Group businesses.

Global Listing Services

Our Global Listing Services business includes our U.S. Listings, European Listings and Corporate Services businesses.

U.S. Listings

In the U.S., companies listed on The NASDAQ Stock Market represent a diverse array of industries including telecommunication services, information technology, financial services, healthcare, consumer products, industrials and energy. There are three types of fees applicable to companies that list on The NASDAQ Stock Market: an annual renewal fee, a listing of additional shares fees and an initial listing fee. Annual renewal fees for securities listed on The NASDAQ Stock Market are based on total shares outstanding. The fee for listing of additional shares is also based on the total shares outstanding, which we review quarterly, and the initial listing fee for securities listed on The NASDAQ Stock Market includes a listing application fee and a total shares outstanding fee.

European Listings

We also offer listings on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic. Revenues are generated through annual fees paid by companies listed on these exchanges which are measured in terms of the listed company’s market capitalization. Our European listing customers are organizations such as companies, funds or governments. Customers issue securities in the forms of equities, depository receipts, warrants, ETFs, convertibles, rights, options, bonds and fixed-income related products.

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

Global Index Group

We develop and license NASDAQ OMX branded indexes, associated derivatives and financial products as part of our Global Index Group. These indexes and products leverage, extend and enhance the NASDAQ OMX brand. License fees for our trademark licenses vary by product based on assets or number or underlying dollar value of contracts issued. In addition to generating licensing revenues, these products, particularly mutual funds and ETFs, lead to increased investments in companies listed on our global exchanges, which enhances our ability to attract new listings. We also license cash-settled options, futures and options on futures on our indexes.

Market Technology

The Market Technology segment delivers technology and services to marketplaces throughout the world. Market Technology provides technology solutions for trading, clearing and settlement, and information dissemination, as well as offering facility management integration and advisory services. Revenues are derived from three primary sources: license, support and project revenues, facility management services revenues and other revenues. License, support and project revenues are derived from the system solutions developed and sold by NASDAQ OMX. After we have developed and sold a system solution, the customer licenses the right to use the software. Facility management services revenues are derived when NASDAQ OMX assumes responsibility for the continuous operation of a system platform for a customer and receives facility management services revenues. Other revenues are primarily derived from the amortization of the deferred revenue related to our contribution of technology licenses to NASDAQ Dubai and advisory services. See “The combination with OMX AB and strategic partnership with Borse Dubai Limited,” of Note 4, “Acquisitions and Strategic Initiatives in 2008,” for further discussion of our transaction with Borse Dubai Limited.

For further discussion of our segments, see Note 16, “Segments.”

2. Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, and include the accounts of NASDAQ OMX, its wholly-owned subsidiaries and other entities in which NASDAQ OMX has a controlling financial interest. All significant intercompany accounts and transactions have been eliminated in consolidation. We consolidate those entities in which we are the primary beneficiary of a variable-interest entity, or VIE, as defined in Financial Accounting Standards Board, or FASB, Interpretation No. 46(R), “Consolidation of Variable Interest Entities (revised December 2003), an interpretation of Accounting Research Bulletin, or ARB, No. 51 (as amended by SFAS No. 160), or ARB 51,” and entities where we have a controlling financial interest in accordance with ARB 51. As of March 31, 2009 and December 31, 2008, we were not the primary beneficiary of any VIE. When NASDAQ OMX is not the primary beneficiary of a VIE or does not have a controlling interest in an entity but exercises significant influence over the entity’s operating and financial policies, such investment is accounted for under the equity method of accounting in accordance with Accounting Principles Board, or APB, Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” or APB 18.

In accordance with APB 18, for certain equity method investments for which financial information is not sufficiently timely for us to apply the equity method of accounting currently, we record our share of the earnings or losses of an investee from the most recent available financial statements on a lag. See Note 6, “Equity Method Investments,” for further discussion of our equity method investments.

As permitted under U.S. GAAP, certain footnotes or other financial information can be condensed or omitted in the interim condensed consolidated financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in NASDAQ OMX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Certain prior year amounts have been reclassified to conform to the current year presentation.

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

3. Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

SFAS No. 141(R) - On January 1, 2009, we adopted on a prospective basis the provisions of Statement of Financial Accounting Standards, or SFAS, No. 141(R) (revised 2007), “Business Combinations,” or SFAS 141(R), which revised SFAS No. 141, “Business Combinations.”

SFAS 141(R) significantly changed how business acquisitions were accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 141(R) requires:

•	More assets acquired and liabilities assumed to be measured at fair value as of the acquisition date;

•	Liabilities related to contingent consideration to be remeasured at fair value in each subsequent reporting period; and

•	An acquirer to expense acquisition-related costs (e.g., deal fees for attorneys, accountants, investment bankers).

The adoption of SFAS 141(R) did not have a material impact on our condensed consolidated financial statements as of March 31, 2009.

SFAS No. 160 - On January 1, 2009, we adopted the provisions of SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51,” or SFAS 160. SFAS 160 changed the accounting and reporting for minority interests, which are now characterized as noncontrolling interests and classified as a component of equity. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing noncontrolling interests. All other requirements of SFAS 160 have been applied prospectively. Noncontrolling interests were $16 million as of March 31, 2009 and $17 million as of December 31, 2008.

SFAS No. 161 - On January 1, 2009, we adopted the provisions of SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” or SFAS 161. SFAS 161 expands the disclosure requirements for derivative instruments and hedging activities and specifically requires entities to provide enhanced disclosures concerning:

•	How and why an entity uses derivative instruments;

•	How derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or SFAS 133; and

•	How derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.

To meet the objectives in SFAS 161, we are required to disclose the following:

•	Qualitative disclosures about objectives and strategies for using derivatives by primary underlying risk and by purpose or strategy;

•

Quantitative tabular disclosures about statement of financial position location and gross fair value amounts of derivative instruments, statement of financial performance and other comprehensive income location, and amounts of gains and losses on derivative instruments by type of contract (e.g., interest rate contracts or foreign exchange contracts); and

•	Disclosures about credit-risk-related contingent features and concentrations of credit-risk in derivative agreements.

See Note 14, “Derivative Financial Instruments and Hedging Activities,” for further discussion.

FASB Staff Position APB No. 14-1 - In May 2008, the FASB issued FASB Staff Position, or FSP, APB No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion,” or FSP APB 14-1. FSP APB 14-1 requires us to separately account for the liability and equity components of a convertible debt instrument in a manner that reflects our nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 requires bifurcation of a component of the debt, classification of that component in equity and then accretion of the resulting discount on the debt as part of interest expense being reflected in the income statement.

On January 1, 2009, we adopted the provisions of FSP APB 14-1 which are applicable to our 2.50% convertible senior notes due 2013. We have adjusted all periods presented to reflect the reclassification of a portion of the carrying value from debt to equity and the accretion of the debt discount as part of interest expense. The incremental effect of adopting the provisions of FSP APB 14-1 on our Condensed Consolidated Statements of Income for the three months ended March 31, 2008 was additional interest expense of $1 million. The resulting tax benefit was immaterial. The incremental effects of adopting the provisions of FSP APB 14-1 on our Condensed Consolidated Balance Sheets at December 31, 2008 are presented in the following table (in millions).

	Before Adoption of FSP APB 14-1	Effect of Adopting FSP APB 14-1		After Adoption of FSP APB 14-1
Deferred tax liabilities	$14	$5		$19
Non-current deferred tax liabilities	672	24		696
Total debt obligations	2,598	(74	)(1)	2,524
Total liabilities	8,494	(45)		8,449
Additional paid-in capital	3,518	51	(2)	3,569
Retained earnings	1,350	(6)		1,344
Total NASDAQ OMX stockholders’ equity	4,241	45		4,286

(1)

As of December 31, 2008, the unamortized discount on the convertible debt included in debt obligations in the Condensed Consolidated Balance Sheets was $74 million. This amount will be accreted as part of interest expense through the maturity date of the convertible debt of August 15, 2013.

(2)

As of December 31, 2008, the equity component of the convertible debt included in additional paid-in capital in the Condensed Consolidated Balance Sheets was $51 million. This amount is calculated as follows: $85 million of excess principal of the convertible debt over the carrying amount less $34 million of deferred taxes. The deferred tax liability is determined by multiplying the $85 million of excess principal of the convertible debt over the carrying amount by the U.S. marginal tax rate of 39.55%.

See Note 8, “Debt Obligations,” for further discussion of our 2.50% convertible senior notes.

Recently Issued Accounting Pronouncement

FASB Staff Position 132(R)-1 - In December 2008, the FASB issued FSP 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” or FSP 132(R)-1. FSP 132(R)-1 requires that information about plan assets be disclosed, on an annual basis, based on the fair value disclosure requirements of SFAS No. 157, “Fair Value Measurements,” or SFAS 157, as amended by FSP No. 157-2, “Effective Date of FASB Statement No. 157,” or FSP 157-2. We will be required to separate plan assets into the three fair value hierarchy levels and provide a rollforward of the changes in fair value of plan assets classified as Level 3, if any. For further information on the three fair value hierarchy levels, see Note 13, “Fair Value of Financial Instruments.” FSP 132(R)-1 will be effective for NASDAQ OMX’s fiscal year end 2009. Since FSP 132(R)-1 requires only additional disclosures about our pension and other post-retirement benefit plan assets, the adoption of FAS 132(R)-1 will not affect our financial position or results of operations.

4. Acquisitions and Strategic Initiatives in 2008

During 2008, we completed the following acquisitions and strategic initiatives:

The combination with OMX AB and strategic partnership with Borse Dubai Limited. On February 27, 2008, Nasdaq and OMX AB combined their businesses pursuant to an agreement with Borse Dubai Limited, a Dubai company, or Borse Dubai. The purchase price of OMX AB was $4.4 billion, consisting of an equity component and a cash component. Our business combination with OMX AB created a premier global exchange company, bringing together complementary businesses, diversifying our operations, enhancing our existing product offerings and solidifying our leadership in global exchange technology.

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

The acquisition of the Philadelphia Stock Exchange. In July 2008, we completed our acquisition of PHLX, expanding our presence in the derivatives market. The acquisition of PHLX provided us with the third largest options market in the U.S. and with increased exposure to a fast growing asset class and diversification into an area adjacent to our core equity trading business. PHLX, renamed NASDAQ OMX PHLX, Inc., operates as a distinct market alongside The NASDAQ Options Market, our options platform that was launched in March 2008. With the acquisition of PHLX and the launch of The NASDAQ Options Market, we have substantially increased our footprint in global derivatives.

The acquisition of the Boston Stock Exchange. We completed our acquisition of the Boston Stock Exchange, Incorporated, or BSX, in August 2008. The BSX acquisition provided us with an additional license for trading both equities and options and a clearing license. We used the BSX license to create a second U.S. cash equities market, called NASDAQ OMX BX, which was launched in January 2009. With NASDAQ OMX BX, we offer a second quote within the U.S. equities marketplace, providing our customers enhanced trading choices and price flexibility. We have been able to leverage our INET trading system, which runs The NASDAQ Stock Market, to operate NASDAQ OMX BX, providing customers an additional fast and efficient cash equities market.

We have announced plans to launch a clearing service for U.S. cash equities, using the clearing license obtained in the acquisition of BSX. The new clearinghouse, to be called NASDAQ Clearing Corporation, or NCC, is subject to regulatory approval and is expected to launch in 2010.

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

The acquisition of a majority interest in International Derivatives Clearing Group. In December 2008, we acquired an 81% interest in the International Derivatives Clearing Group, or IDCG, and IDCG became an independently operated subsidiary of NASDAQ OMX. IDCG has been granted approval by the U.S. Commodity Futures Trading Commission to clear OTC interest rate swap futures contracts and other fixed income derivatives contracts. In December 2008, IDCG began providing CCP clearing for interest rate swap products through its clearinghouse subsidiary, International Derivatives Clearinghouse, LLC. NFX is serving as the designated contract market for trading of these interest rate swap products.

Investment in Agora-X. During 2008, we acquired a 20% aggregate equity interest in Agora-X, LLC (13.3% in March 2008 and an additional 6.7% in December 2008) which is accounted for under the equity method of accounting. Agora-X has launched an electronic communications network designed to enable institutional traders to efficiently negotiate OTC transactions in agricultural swaps and swaptions, as well as swaps and options on ethanol. The platform provides a more liquid and transparent marketplace for price discovery and negotiation.

The financial results of each acquisition and strategic initiative are included in our condensed consolidated financial statements from the date of each acquisition and strategic initiative.

Pro Forma Results

The condensed consolidated financial statements for the three months ended March 31, 2009 include the financial results of OMX AB, PHLX, BSX, certain businesses of Nord Pool, IDCG and Agora-X for the full quarter. Unaudited pro forma combined historical results for the three months ended March 31, 2008 are included in the table below. The unaudited pro forma combined results include the historical Condensed Consolidated Statements of Income of Nasdaq, OMX AB and PHLX giving effect to the OMX AB business combination and PHLX acquisition as if they had occurred at the beginning of the period presented. As stated above, we also acquired BSX in August 2008, certain businesses of Nord Pool in October 2008, IDCG in December 2008 and a 20% equity interest in Agora-X during 2008, but have not included their results prior to their respective acquisition dates in these pro forma results as these acquisitions were not considered significant.

Pro Forma Results For The Three Months Ended March 31, 2008
(in millions, except per share amounts)
Revenues	$959
Revenues less liquidity rebates, brokerage, clearance and exchange fees	419
Net income	114
Basic earnings per share	$0.57
Diluted earnings per share	$0.53

The pro forma results for the three months ended March 31, 2008 primarily include adjustments for amortization of the intangible assets acquired in the business combination with OMX AB and the acquisition of PHLX, the elimination of OMX AB’s historical amortization expense, elimination of PHLX’s non-recurring expenses related to the acquisition, additional interest expense on our credit facilities and the 2.50% convertible senior notes, elimination of OMX AB’s historical interest expense related to OMX AB’s debt that was refinanced, elimination of interest income related to the net cash received from the sale of our investment in the London Stock Exchange Group plc, elimination of the non-recurring gain on the contribution of the Nasdaq trade name in the NASDAQ Dubai transaction discussed above and related tax adjustments.

5. Goodwill and Purchased Intangible Assets

Goodwill

The following table presents the changes in goodwill by business segment during the three months ended March 31, 2009:

	Market Services	Issuer Services	Market Technology	Total
	(in millions)
Balance at December 31, 2008	$4,159	$255	$78	$4,492
Purchase accounting adjustments	27	1	9	37
Foreign currency translation adjustment	(134)	(11)	(3)	(148)

Balance at March 31, 2009	$4,052	$245	$84	$4,381

The purchase accounting adjustments for Market Services primarily consist of a reduction in the fair value of certain assets acquired, additional working capital adjustments and severance costs related to the PHLX acquisition. The purchase accounting adjustments for Market Technology consist of changes in estimates of customer contracts and technology write-downs related to the business combination with OMX AB. Goodwill is allocated to the reporting units based on the assignment of the fair values of each reporting unit of the acquired company. In the first quarter of 2009, we finalized the allocation of the purchase price for the OMX AB business combination. The purchase price allocation for our other 2008 acquisitions discussed in Note 4, “Acquisitions and Strategic Initiatives in 2008,” will be finalized within one year from the acquisition date.

As of March 31, 2009, the amount of goodwill that is expected to be deductible for tax purposes in future periods is $124 million.

Our methodology for allocating the purchase price relating to purchase acquisitions is determined through established valuation techniques. Goodwill is measured as the excess of the cost of an acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. We perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances for each reporting period. There was no impairment of goodwill for the three months ended March 31, 2009 and 2008. Although there is no impairment as of March 31, 2009, events such as continued economic weakness and unexpected significant declines in operating results of reporting units, may result in our having to perform a goodwill impairment test for some or all of our reporting units prior to the required annual assessment. These types of events and the resulting analysis could result in goodwill impairment charges in the future.

Purchased Intangible Assets

The following table presents details of our total purchased intangible assets, both finite- and indefinite-lived:

	March 31, 2009				December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Weighted- Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Weighted- Average Useful Life (in Years)
	(in millions)				(in millions)
Finite-Lived Intangible Assets
Technology	$65	$(25)	$40	4	$82	$(37)	$45	4
Customer relationships	821	(79)	742	21	818	(76)	742	22
Other	5	(2)	3	9	7	(3)	4	7
Foreign currency translation adjustment	(110)	2	(108)		(94)	—	(94)

Total Finite-Lived Intangible Assets	$781	$(104)	$677		$813	$(116)	$697

Indefinite-Lived Intangible Assets
Exchange and clearing registrations	$790	$—	$790		$790	$—	$790
Trade names	173	—	173		173	—	173
Licenses	76	—	76		76	—	76
Foreign currency translation adjustment	(180)	—	(180)		(153)	—	(153)

Total Indefinite-Lived Intangible Assets	$859	$—	$859		$886	$—	$886

Total Intangible Assets	$1,640	$(104)	$1,536		$1,699	$(116)	$1,583

Amortization expense for purchased finite-lived intangible assets was $14 million for the three months ended March 31, 2009 and $9 million for the three months ended March 31, 2008. The increase was primarily due to intangible asset amortization expense on identifiable finite-lived intangible assets purchased in connection with the OMX AB business combination and PHLX acquisition from the date of each acquisition.

The estimated future amortization expense (excluding the impact of future foreign exchange rate changes) of purchased intangible assets as of March 31, 2009 is as follows:

(in millions)
2009(1)	$47
2010	59
2011	46
2012	43
2013	43
2014 and thereafter	547

Total	$785

(1)	Represents the estimated amortization to be recognized for the remaining nine-months of 2009.

6. Equity Method Investments

The equity method of accounting is used when we own less than 50% of the outstanding voting stock, but exercise significant influence over the operating and financial policies of a company.

We have $202 million of equity interest in our equity method investments, which consists primarily of equity interests in NASDAQ Dubai and Orc Software, included in other assets in the Condensed Consolidated Balance Sheets as of March 31, 2009. Income (loss) recognized from our equity interest in the earnings and losses of these companies was a net loss of $2 million for the three months ended March 31, 2009 and net income of $1 million for the three months ended March 31, 2008 and is included in income (loss) from unconsolidated investees, net in the Condensed Consolidated Statements of Income. For NASDAQ Dubai, we record our equity interest in the earnings and losses of this company on a quarter lag.

NASDAQ Dubai is a related party, as NASDAQ Dubai is primarily owned by Borse Dubai, our largest stockholder.

7. Deferred Revenue

At March 31, 2009, we have estimated that our deferred revenue, primarily related to Global Listing Services and Market Technology fees, will be recognized in the following years:

	Initial Listing Fees	Listing of Additional Shares	Annual and Other	Market Technology(2)	Total
	(in millions)
Fiscal year ended:
2009 (1)	$14	$25	$129	$19	$187
2010	16	25	—	16	57
2011	12	15	—	16	43
2012	7	6	—	16	29
2013	3	—	—	16	19
2014 and thereafter	1	—	—	10	11

	$53	$71	$129	$93	$346

(1)	Represents deferred revenue that is anticipated to be recognized over the remaining nine months of 2009.
(2)

The timing of recognition of our deferred Market Technology revenues is dependent upon when significant modifications are made pursuant to the contracts. As such, as it relates to these fees, the timing represents our best estimate.

Our deferred revenue for the three months ended March 31, 2009 and 2008 is reflected in the following table.

	Initial Listing Fees	Listing of Additional Shares	Annual and Other	Market Technology	Total
			(in millions)
Balance at January 1, 2009	$57	$74	$22	$100	$253
Additions	1	6	151	3	161
Amortization	(5)	(9)	(44)	(5)	(63)
Translation adjustment	—	—	—	(5)	(5)

Balance at March 31, 2009	$53	$71	$129	$93	$346

Balance at January 1, 2008	$71	$79	$4	$—	$154
Additions(1)	3	12	166	92	273
Amortization	(6)	(10)	(43)	(3)	(62)

Balance at March 31, 2008	$68	$81	$127	$89	$365

(1)	Includes OMX’s beginning balances since the date of the business combination, as well as Market Technology deferred revenue related to the contribution of technology licenses to NASDAQ Dubai.

The 2009 additions and amortization primarily reflect Issuer Services revenues from U.S. listing fees.

Market Technology deferred revenues include revenues from delivered client contracts in the support phase charged during the period. Under contract accounting, where customization and significant modifications to the software are made to meet the needs of our customers, total revenues as well as costs incurred, are deferred until significant modifications are completed and delivered. Once delivered, deferred revenue and the related deferred costs are recognized over the post contract support period. We have included the deferral of costs in other assets in the Condensed Consolidated Balance Sheets. The amortization of Market Technology deferred revenue includes revenues earned from the technology licenses contributed to NASDAQ Dubai and from client contracts recognized during the period in accordance with U.S. GAAP.

8. Debt Obligations

The following table presents the changes in our debt obligations during the three months ended March 31, 2009:

	December 31, 2008	Additions	Payments, Conversions, Accretion and other	March 31, 2009
		(in millions)
3.75% convertible notes due October 22, 2012 (net of discount)	$119	$—	$—	$119
2.50% convertible senior notes due August 15, 2013(1) (2)	401	—	(16)	385
$2,000 million senior secured term loan facility credit agreement due February 27, 2013 (average interest rate of 3.11%(3) for the three months ended March 31, 2009)	1,925	—	(56)	1,869
Debt obligations assumed from the Nord Pool transaction(4)	79	—	2	81

Total debt obligations	2,524	—	(70)	2,454
Less current portion	(225)	—	—	(225)

Total long-term debt obligations	$2,299	$—	$(70)	$2,229

(1)

On January 1, 2009, we adopted FSP APB 14-1 which requires bifurcation of a component of the debt, classification of that component in equity and accretion of the resulting discount on the debt as part of interest expense being reflected in the income statement. FSP APB 14-1 requires retrospective application to all periods presented. For further discussion, see “Adoption of FSP APB 14-1,” of 2.50% Convertible Senior Notes below.

(2)	In March 2009, we repurchased $24 million principal amount of the notes. For further discussion, see “Early Extinguishment of Debt,” of 2.50% Convertible Senior Notes below.
(3)

In 2008, $200 million was swapped to fixed rate using float-to-fixed interest rate swaps. For the three months ended March 31, 2009, taking into account these swaps, the average effective interest rate on this debt was 3.11%. For further discussion, see “Interest Rate Swaps,” of Credit Facilities below.

(4)

Our debt obligations assumed in the Nord Pool transaction are denominated in NOK and totaled 550 million NOK. The increase in the first quarter of 2009 is related to foreign currency translation adjustments.

3.75% Convertible Notes

The 3.75% convertible notes were originally issued to Hellman & Friedman, or H&F, ($300 million), Silver Lake Partners, or SLP, ($141 million) and other partners ($4 million) in order to finance the acquisition of INET. These notes were convertible into our common stock at a price of $14.50 per share, representing 30,689,655 shares subject to adjustment, in general for any stock split, dividend, combination, recapitalization or similar event. We also issued warrants to purchase shares of our common stock at a price of $14.50 per share to H&F (3,400,000 shares), SLP (1,523,325 shares) and other partners (39,175 shares). The warrants became exercisable on April 22, 2006 and expired on December 8, 2008. During 2007, H&F converted all of their 3.75% convertible notes into common stock and exercised all of their outstanding warrants prior to expiration. During 2007 and 2008, SLP and other partners converted a portion of their 3.75% convertible notes into common stock and exercised all of their outstanding warrants prior to expiration. As of March 31, 2009 and December 31, 2008 approximately $120 million ($119 million related to SLP and $1 million related to other partners) in aggregate principal amount of the 3.75% convertible notes remained outstanding.

On an as-converted basis at March 31, 2009, SLP owned an approximate 4.0% equity interest in us as a result of its ownership of $119 million in aggregate principal amount of the 3.75% convertible notes, which are convertible into 8,177,715 shares of our common stock. We have registered for resale the shares underlying SLP’s and the other partners’ notes on a Form S-3 registration statement.

2.50% Convertible Senior Notes

During the first quarter of 2008, in connection with the business combination with OMX AB, we completed the offering of $475 million aggregate principal amount of 2.50% convertible senior notes due 2013. The interest rate on the notes is 2.50% per annum payable semi-annually in arrears on February 15 and August 15, beginning August 15, 2008. The notes will mature on August 15, 2013.

The notes are convertible in certain circumstances specified in the indenture for the notes. Upon conversion, holders will receive, at the election of NASDAQ OMX, cash, common stock or a combination of cash and common stock. It is our current intent and policy to settle the principal amount of the notes in cash. The conversion rate will initially be 18.1386 shares of common stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $55.13 per share of common stock. At March 31, 2009, the 2.50% convertible senior notes are convertible into 8,187,629 shares of our common stock, subject to adjustment upon the occurrence of specified events. Subject to certain exceptions, if we undergo a “fundamental change” as described in the indenture, holders may require us to purchase their notes at a price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest.

Adoption of FSP APB 14-1

On January 1, 2009, we adopted FSP APB 14-1 which is applicable to our 2.50% convertible senior notes since the settlement structure of the notes permit settlement in cash upon conversion. FSP APB 14-1 requires us to separately account for the liability and equity components of the convertible debt in a manner that reflects our nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 requires bifurcation of a component of the debt, classification of that component in equity and then accretion of the resulting discount on the debt as part of interest expense being reflected in the income statement. FSP APB 14-1 requires retrospective application to all periods presented. See “FASB Staff Position APB No. 14-1,” of Note 3, “Recent Accounting Pronouncements,” for the incremental effects of adopting FSP APB 14-1.

The unamortized discount on the convertible debt as of March 31, 2009 was $67 million and is included in debt obligations in the Condensed Consolidated Balance Sheets. This amount will be accreted as part of interest expense through the maturity date of the convertible debt of August 15, 2013. Interest expense recognized in the Condensed Consolidated Statements of Income for the three months ended March 31, 2009 was $7 million and is comprised of $4 million of accretion of debt discount and $3 million of contractual interest. The effective annual interest rate on the 2.50% convertible notes for the three months ended March 31, 2009 was 6.53% which includes the accretion of the debt discount in addition to the annual contractual interest rate of 2.50%.

As of March 31, 2009, the equity component of the convertible debt included in additional paid-in capital in the Condensed Consolidated Balance Sheets was $49 million. This amount is calculated as follows: $81 million of excess principal of the convertible debt over the carrying amount less $32 million of deferred taxes. The deferred tax liability is determined by multiplying the $81 million of excess principal of the convertible debt over the carrying amount by the U.S. marginal tax rate of 39.55%.

Early Extinguishment of Debt

In March 2009, we repurchased $24 million principal amount of the 2.50% convertible senior notes and recognized a pre-tax gain on the early extinguishment of debt of $4 million (net of debt issuance and other costs of $0.4 million) which is recorded in general, administrative and other expense in the Condensed Consolidated Statements of Income for the three months ended March 31, 2009. The aggregate principal amount outstanding on these notes as of December 31, 2008 was $475 million. As a result of this repurchase, the remaining aggregate principal amount outstanding on these notes as of March 31, 2009 was $451 million.

Debt Issuance Costs

In 2008, in conjunction with the issuance of the 2.50% convertible senior notes, we incurred debt issuance costs of $10 million. These costs, which are capitalized and included in other assets in the Condensed Consolidated Balance Sheets, are being amortized over the life of the debt obligation. In connection with the early extinguishment of a portion of these notes, we recorded a pre-tax charge of $0.4 million for debt issuance costs. See “Early Extinguishment of Debt” above for further discussion. Amortization expense, which was recorded as additional interest expense for these costs, was immaterial for both the three months ended March 31, 2009 and 2008.

Credit Facilities

In connection with the business combination with OMX AB, on February 27, 2008, NASDAQ OMX entered into a credit agreement which provides for up to $2,075 million of senior secured loans, which include (i) a five-year, $2,000 million senior secured term loan facility, or the Term Loan Facility, which consists of (a) a $1,050 million term loan facility allocated to the OMX AB business combination; (b) a $650 million term loan facility allocated to the acquisition of PHLX, and (c) a $300 million term loan facility allocated to the Nord Pool transaction, and (ii) a five-year, $75 million senior secured revolving credit facility, with a letter of credit subfacility and swingline loan subfacility, or the Revolving Credit Facility, and together with the Term Loan Facility, the Credit Facilities. The Revolving Credit Facility was undrawn as of March 31, 2009.

In addition, NASDAQ OMX may request that prospective additional lenders under the Credit Facilities agree to make available incremental term loans and incremental revolving commitments from time to time in an aggregate amount not to exceed $200 million.

In addition to financing the business combination with OMX AB, the acquisition of PHLX and the Nord Pool transaction, we used the debt financing under the Credit Facilities to pay fees and expenses incurred in connection with such transactions and repay certain indebtedness of OMX AB.

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

Principal Amortization Payment

As required under our Credit Facility, in March 2009, we repaid a principal amount of $56 million.

Interest Rate Swaps

Under the provisions of our Credit Facilities, we are required to maintain approximately 30% of our debt structure on a fixed rate basis for two years from the date of the credit agreement. As such, in August 2008, we entered into interest rate swap agreements that effectively converted $200 million of funds borrowed under our Credit Facilities, which is floating rate debt, to a fixed rate basis through August 2011. The interest rate swaps were fixed to a LIBOR base rate of 3.73% plus the current credit spread of 200 basis points as of March 31, 2009. The credit spread (not to exceed 200 basis points) is subject to change based upon the leverage ratio in accordance with the Credit Facilities. See “Cash Flow Hedges,” of Note 14, “Derivative Financial Instruments and Hedging Activities,” for further discussion.

Debt Issuance Costs

In 2008, in conjunction with our Credit Facilities, we incurred debt issuance costs of $44 million. These costs, which are capitalized and included in other assets in the Condensed Consolidated Balance Sheets, are being amortized over the life of the debt obligation. Amortization expense which was recorded as additional interest expense for these costs was $2 million for the three months ended March 31, 2009 and was immaterial for the three months ended March 31, 2008.

Other Credit Facilities

In addition to the $75 million Revolving Credit Facility discussed above, we have credit facilities related to our clearinghouses in order to meet regulatory liquidity requirements. These credit facilities, which are available in multiple currencies, primarily Swedish Krona and U.S. dollar, totaled $307 million at March 31, 2009, of which $1 million was drawn and was included in other accrued liabilities in the Condensed Consolidated Balance Sheets.

Debt Covenants

At March 31, 2009, we were in compliance with the covenants of all of our debt obligations.

9. Employee Benefits

We maintain a non-contributory, defined-benefit pension plan named the NASDAQ OMX Group, Inc. Pension Plan, or Pension Plan, and a non-qualified supplemental executive retirement plan, or SERP, for certain senior executives and other benefit plans for eligible employees in the U.S., or collectively, the NASDAQ OMX Benefit Plans.

We also provide subsidized medical benefits to a closed group of retirees and their eligible dependents, as well as a flat $5,000 of life insurance to all retirees, who meet eligibility requirements through our post-retirement benefit plans.

Benefit Plans Assumed from PHLX

Upon completion of our acquisition of PHLX on July 24, 2008, we assumed the obligations related to a non-contributory, defined-benefit pension plan named the NASDAQ OMX PHLX, Inc. Employees’ Pension Plan, or the NASDAQ OMX PHLX Pension Plan, a Supplemental Executive Retirement Plan named the NASDAQ OMX PHLX, Inc. SERP, or the NASDAQ OMX PHLX SERP, for certain key executives and a post-retirement benefit plan, which provides certain health care and life insurance benefits for retired employees, or collectively, the NASDAQ OMX PHLX Benefit Plans.

The NASDAQ OMX PHLX SERP, which is an unfunded, non-qualified plan, was frozen on July 24, 2008. Future service and salary for the NASDAQ OMX PHLX SERP plan participants do not count toward an accrual of benefits under the NASDAQ OMX PHLX SERP after July 24, 2008. In addition, effective December 31, 2008, the NASDAQ OMX PHLX Pension Plan was frozen. Future service and salary for all participants will not count toward an accrual of benefits under the NASDAQ OMX PHLX Pension Plan after December 31, 2008.

Components of Net Periodic Benefit Cost

The following table sets forth the components of net periodic pension, SERP and post-retirement benefits cost for both the NASDAQ OMX Benefit Plans and the NASDAQ OMX PHLX Benefit Plans recognized in compensation and benefits expense in the Condensed Consolidated Statements of Income. The NASDAQ OMX PHLX benefit costs are from the date of acquisition and thus are not reflected in the three months ended March 31, 2008:

	Three Months Ended March 31,
	2009	2008
	(in millions)
Components of net periodic benefit cost
Service cost	$0.2	$—
Interest cost	1.9	0.8
Expected return on plan assets	(0.9)	(0.6)
Recognized net actuarial loss	0.2	0.1

Benefit cost	$1.4	$0.3

Non—U.S. Benefit Plans

Most employees outside the U.S. are covered by local retirement plans or by applicable social laws. Benefits under social laws are generally expensed in the periods in which the costs are incurred. These costs are included in compensation and benefits expense in the Condensed Consolidated Statements of Income.

As part of the Nord Pool transaction, we assumed the obligation for several pension plans providing benefits for their employees. The benefit cost for these plans was immaterial for the three months ended March 31, 2009.

Defined Contribution Savings Plan

We sponsor a voluntary defined contribution savings plan, or 401(k) Plan, for U.S. employees. Employees are immediately eligible to make contributions to the plan and are also eligible for an employer contribution match at an amount equal to 100.0% of the first 4.0% of eligible employee contributions. Savings plan expense included in compensation and benefits expense in the Condensed Consolidated Statements of Income was $1 million for both the three months ended March 31, 2009 and 2008.

PHLX also sponsored a voluntary defined contribution 401(k) plan for former PHLX employees. This plan was merged into the NASDAQ OMX 401(k) Plan effective January 1, 2009.

We have a profit-sharing contribution feature to our 401(k) plan which allows eligible U.S. employees to receive employer retirement contributions, or ERCs, when we meet our annual corporate goals. In addition, we have a supplemental ERC for select highly compensated employees whose ERCs are limited by the annual Internal Revenue Service compensation limit. Included in compensation and benefits expense in the Condensed Consolidated Statements of Income was ERC expense of $1 million for both the three months ended March 31, 2009 and 2008.

10. Share-Based Compensation

We have a share-based compensation program that provides our Board of Directors broad discretion in creating employee equity incentives. Grants of stock options, restricted stock, which includes awards and units, and performance share units, or PSUs, are designed to reward employees for their long-term contributions to us and provide incentives for them to remain with us. For accounting purposes, we consider PSUs to be a form of restricted stock. Restricted stock is generally time-based and vests over two to five-year periods beginning on the date of the grant. Stock options are also generally time-based. Stock option awards granted prior to January 1, 2005 generally vested 33% on each annual anniversary of the grant date over three years and expire ten years from the grant date. Stock option awards granted after January 1, 2005 generally vest 25% on each anniversary of the grant date over four years and also expire ten years from the grant date.

The following table shows the total share-based compensation expense resulting from equity awards and the 15.0% discount for the NASDAQ OMX 2000 Employee Stock Purchase Plan, or ESPP, for the three months ended March 31, 2009 and 2008 in the Condensed Consolidated Statements of Income:

	Three Months Ended March 31,
	2009	2008
	(in millions)
Total share-based compensation expense before income taxes	$8	$5
Income tax benefit	(3)	(2)

Total share-based compensation expense after income taxes	$5	$3

We estimated the fair value of share-based awards using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2009	2008
Expected life (in years)	5	5
Weighted-average risk free interest rate	1.90%	2.51%
Expected volatility	35.5%	35.0%
Dividend yield	—	—
Weighted-average fair value at grant date	$7.81	$14.04

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

A summary of stock option activity for the three months ended March 31, 2009 is as follows:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in millions)
Outstanding at January 1, 2009	10,726,905	$18.08	6.5	$109

Grants	16,563	20.48
Exercises	(130,525)	8.05
Forfeitures or expirations	(79,270)	33.33

Outstanding at March 31, 2009	10,533,673	$18.09	6.4	$74

Exercisable at March 31, 2009	6,843,190	$10.03	5.1	$74

We received net cash proceeds of $1 million from the exercise of approximately 0.1 million stock options for the three months ended March 31, 2009 and received net cash proceeds of $2 million from the exercise of approximately 0.2 million stock options for the three months ended March 31, 2008. In accordance with SFAS No. 123 (revised 2004), “Share-Based Payment,” we present excess tax benefits from the exercise of stock options, if any, as financing cash flows.

The aggregate intrinsic value in the above table represents the total pre-tax intrinsic value (i.e., the difference between our closing stock price on March 31, 2009 of $19.58 and the exercise price, times the number of shares) based on stock options with an exercise price less than NASDAQ OMX’s closing price of $19.58 as of March 31, 2009, which would have been received by the option holders had the option holders exercised their stock options on that date. This amount changes based on the fair market value of our common stock. The total number of in-the-money stock options exercisable as of March 31, 2009 was 6.2 million. As of March 31, 2008, 5.9 million outstanding stock options were exercisable and the weighted-average exercise price was $18.48.

Total fair value of stock options vested was $4 million for both the three months ended March 31, 2009 and March 31, 2008. The total pre-tax intrinsic value of stock options exercised was $2 million for the three months ended March 31, 2009 and $6 million for the three months ended March 31, 2008.

At March 31, 2009, $21 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.76 years.

A summary of restricted stock and PSU activity for the three months ended March 31, 2009 is as follows:

	Restricted Stock	Weighted- Average Grant Date Fair Value	PSUs	Weighted- Average Grant Date Fair Value
Unvested at January 1, 2009	1,884,472	$32.23	631,968	$33.87
Granted	21,905	20.91	80,000	23.82
Vested	(31,120)	28.41	—	—
Forfeited	(61,185)	33.38	(2,570)	41.36

Unvested at March 31, 2009	1,814,072	$32.12	709,398	$32.71

In March 2009, our chief executive officer received a grant of PSUs under the terms of his employment agreement with a target amount of 80,000 shares. These PSUs are subject to a three year performance period and vest at the end of the period. There were no other material share-based grants during the three months ended March 31, 2009.

At March 31, 2009, $44 million of total unrecognized compensation cost related to restricted stock and PSUs is expected to be recognized over a weighted-average period of 1.88 years.

As of March 31, 2009, we had approximately 8.1 million shares of common stock reserved for future issuance under our equity award plan and ESPP. Shares issued as a result of equity awards and our ESPP are generally issued out of common stock as newly issued shares.

11. Comprehensive Income (Loss)

The following outlines the components of comprehensive income (loss):

	Three Months Ended March 31,
	2009	2008
	(in millions)
Net income attributable to NASDAQ OMX	$94	$121
Other comprehensive income (loss):
Change in unrealized losses on available-for-sale investments(1)	(5)	(4)
Change in foreign currency translation adjustments(2)	(142)	12

Total other comprehensive income (loss)	(147)	8
Other comprehensive income (loss) attributable to noncontrolling interests	—	—

Total comprehensive income (loss) attributable to NASDAQ OMX	$(53)	$129

(1)

The amounts represent an unrealized loss on our long-term available-for-sale investments included in other assets in the Condensed Consolidated Balance Sheets. These investments are primarily held by a non-U.S. subsidiary and the losses are not deductible for tax purposes.

(2)	The amounts include gains and losses on foreign currency translation adjustments from non-U.S. subsidiaries for which the functional currency is other than the U.S. dollar, net of tax of $49 million.

12. Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2009	2008
	(in millions, except share and per share amounts)
Numerator:
Net income attributable to NASDAQ OMX:
Net income for basic earnings per share	$94	$121
Interest impact of 3.75% convertible notes, net of tax	1	1

Net income for diluted earnings per share	$95	$122

Denominator:
Weighted-average common shares outstanding for basic earnings per share(1)	201,945,206	160,978,663

Weighted-average effect of dilutive securities:
Employee stock options and awards	4,060,006	5,921,004
3.75% convertible notes assumed converted into common stock	8,281,162	8,281,184
Warrants	—	1,003,028

Denominator for diluted earnings per share	214,286,374	176,183,879

Basic and diluted earnings per share:
Basic earnings per share	$0.47	$0.75

Diluted earnings per share	$0.44	$0.69

(1)

The first quarter of 2008 amount includes 60,561,515 shares of common stock issued to Borse Dubai and the Borse Dubai Nasdaq Share Trust in conjunction with the business combination with OMX AB on a weighted-average basis from the date of the business combination.

Options to purchase 10,533,673 shares of common stock and 2,523,470 shares of restricted stock and PSUs were outstanding at March 31, 2009. The 3.75% convertible notes have been accounted for under the if-converted method in accordance with SFAS No. 128, “Earnings per Share,” or SFAS 128 as we will settle the convertible notes in shares of our common stock. As such, the 3.75%

convertible notes are convertible into 8,281,162 shares of common stock as of March 31, 2009. The 2.50% convertible notes are accounted for under the treasury stock method of SFAS 128 as it is our intent and policy to settle the principal amount of the notes in cash. Based on the settlement structure of the 2.50% convertible notes, which permit the principal amount to be settled in cash and the conversion premium to be settled in shares of our common stock or cash, we will reflect the impact of the convertible spread portion of the convertible notes in the diluted calculation using the treasury stock method.

For the three months ended March 31, 2009, we included 6,288,824 of the options outstanding, 13,993 shares of restricted stock and PSUs, and all of the shares underlying the outstanding 3.75% convertible notes in the computation of diluted earnings per share, on a weighted-average basis, as their inclusion was dilutive. The remaining options, shares of restricted stock and PSUs are antidilutive and the conversion spread of our 2.50% convertible senior notes was out of the money, and as such, they were properly excluded.

Options to purchase 9,901,272 shares of common stock, 1,217,706 shares of restricted stock and PSUs, 3.75% convertible notes convertible into 8,281,162 shares of common stock and warrants exercisable into 1,539,489 shares of common stock were outstanding at March 31, 2008. For the three months ended March 31, 2008, we included 7,083,702 of the options outstanding, 1,216,970 shares of restricted stock and PSUs, all of the shares underlying the 3.75% convertible notes, including the 3.75% convertible notes that were converted into 2,000 shares of common stock during the first quarter of 2008, and all of the shares underlying the warrants in the computation of diluted earnings per share, on a weighted-average basis, as their inclusion was dilutive. The remaining options, shares of restricted stock and PSUs were antidilutive, and the conversion spread of our 2.50% convertible senior notes was out of the money, and as such, they were properly excluded.

13. Fair Value of Financial Instruments

Fair Value Measurement—Definition and Hierarchy

On January 1, 2008, we adopted the provisions of SFAS 157, as amended by FSP 157-2. Under SFAS 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability, or the exit price, in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect NASDAQ OMX’s market assumptions. These two types of inputs create the following fair value hierarchy:

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

The following table presents for each of the above hierarchy levels, our financial assets and liabilities that are measured at fair value on a recurring basis at March 31, 2009.

	Balance as of March 31, 2009	Fair Value Measurements
		(Level 1)	(Level 2)	(Level 3)
		(in millions)
Financial Assets Measured at Fair Value on a Recurring Basis
Market value, outstanding derivative positions(1)	$4,048	$—	$4,048	$—
Financial investments, at fair value(2)	224	224	—	—
Other assets(3)	26	23	3	—

Total	$4,298	$247	$4,051	$—

Financial Liabilities Measured at Fair Value on a Recurring Basis
Market value, outstanding derivative positions(1)	$4,048	$—	$4,048	$—
Other liabilities(4)	11	—	11	—

Total	$4,059	$—	$4,059	$—

(1)

Represents net amounts associated with our clearing operations in the derivatives markets of NASDAQ OMX Commodities and NASDAQ OMX Stockholm. See “Market Value, Outstanding Derivative Positions,” of Note 14, “Derivative Financial Instruments and Hedging Activities,” for further discussion.

(2)

Financial investments, at fair value are primarily comprised of Swedish government debt securities. These securities, which are classified as trading securities, are restricted assets to meet regulatory capital requirements for NASDAQ OMX Stockholm’s clearing operations.

(3)	Primarily includes our long-term available-for-sale investment securities included in other assets in the Condensed Consolidated Balance Sheets.
(4)

Primarily includes our interest rate swaps included in other liabilities in the Condensed Consolidated Balance Sheets. See “Cash Flow Hedges,” of Note 14, “Derivative Financial Instruments and Hedging Activities,” for further discussion

The following table presents for each of the above hierarchy levels, our financial assets and liabilities that are measured at fair value on a recurring basis at December 31, 2008.

	Balance as of December 31, 2008	Fair Value Measurements
		(Level 1)	(Level 2)	(Level 3)
		(in millions)
Financial Assets Measured at Fair Value on a Recurring Basis
Market value, outstanding derivative positions(1)	$4,122	$—	$4,122	$—
Financial investments, at fair value(2)	227	227	—	—
Other assets(3)	33	29	4	—

Total	$4,382	$256	$4,126	$—

Financial Liabilities Measured at Fair Value on a Recurring Basis
Market value, outstanding derivative positions(1)	$4,122	$—	$4,122	$—
Other liabilities(4)	24	3	21	—

Total	$4,146	$3	$4,143	$—

(1)

Represents net amounts associated with our clearing operations in the derivatives markets of NASDAQ OMX Commodities and NASDAQ OMX Stockholm. See “Market Value, Outstanding Derivative Positions,” of Note 14, “Derivative Financial Instruments and Hedging Activities,” for further discussion.

(2)

Financial investments, at fair value are primarily comprised of Swedish government debt securities. These securities, which are classified as trading securities, are restricted assets to meet regulatory capital requirements for NASDAQ OMX Stockholm’s clearing operations.

(3)	Primarily includes our long-term available-for-sale investment securities included in other assets in the Condensed Consolidated Balance Sheets.
(4)

Primarily includes our interest rate swaps included in other liabilities in the Consolidated Balance Sheets and our foreign currency option and forward contracts used to partially or fully economically hedge our Market Technology contracts included in other accrued liabilities in the Condensed Consolidated Balance Sheets. See “Cash Flow Hedges” and “Derivatives Not Designated as Hedges,” of Note 14, “Derivative Financial Instruments and Hedging Activities,” for further discussion.

We also consider our debt obligations to be financial instruments. The fair value of our debt obligations was estimated using discounted cash flow analyses based on our assumed incremental borrowing rates for similar types of borrowing arrangements and a Black-Scholes valuation technique that is utilized to calculate the convertible option value for the 3.75% convertible notes and the 2.50% convertible senior notes. At March 31, 2009, the carrying value of our debt obligations, before the $67 million unamortized discount resulting from the adoption of FSP APB 14-1, was approximately $8 million more than fair value primarily due to a decrease in fair value on the 2.50% convertible senior notes with a convertible option feature equivalent to a conversion price of approximately $55.13 compared to the closing price of $19.58 at March 31, 2009, partially offset by stock appreciation on the 3.75% convertible notes’ convertible option feature from $14.50 at the time of issuance to $19.58 at March 31, 2009. At December 31, 2008, the carrying value of our debt obligations was approximately $13 million more than fair value primarily due to a decrease in fair value on the 2.50% convertible senior notes with a convertible option feature equivalent to a conversion price of approximately $55.13 compared to the closing price of $24.71 at December 31, 2008, partially offset by stock appreciation on the 3.75% convertible notes’ convertible option feature from $14.50 at the time of issuance to $24.71 at December 31, 2008. See Note 8, “Debt Obligations,” for further discussion.

Financial Instruments Not Measured at Fair Value on a Recurring Basis

Some of our financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature. Such financial assets and financial liabilities include: cash and cash equivalents, restricted cash, receivables, net, certain other assets, accounts payable and accrued expenses, Section 31 fees payable to SEC, accrued personnel costs, and certain other current liabilities.

14. Derivative Financial Instruments and Hedging Activities

On January 1, 2009, we adopted the provisions of SFAS 161 which requires enhanced disclosures surrounding derivative instruments and hedging activities. See “SFAS No. 161,” of Note 3, “Recent Accounting Pronouncements,” for further discussion.

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

Fair Value Hedges

Depending on market conditions, we may use foreign currency future, forward and option contracts to limit our exposure to foreign currency exchange rate fluctuations on contracted revenue streams (hedged item) relating to our Market Technology sales. When the contracted revenue streams meet the definition of a firm commitment in accordance with SFAS 133, these derivative contracts may be designated as fair value hedges if the applicable hedge criteria is met. Changes in fair value on the derivatives and the related hedged items are recognized in the Condensed Consolidated Statements of Income. As of March 31, 2009 there were no outstanding fair value hedges.

Cash Flow Hedges

In the third quarter of 2008, we entered into interest rate swap agreements that effectively converted $200 million of our Credit Facilities, which is floating rate debt, to a fixed rate basis through August 2011, thus reducing the impact of interest rate changes on future interest expense.

All derivative contracts used to manage interest rate risk are measured at fair value and reported in other current assets or other accrued liabilities as appropriate with the offset in accumulated other comprehensive income (loss) within NASDAQ OMX stockholders’ equity in the Condensed Consolidated Balance Sheets. Any ineffectiveness would impact earnings through interest expense. There was no material ineffectiveness recorded in earnings for the three months ended March 31, 2009.

Net Investment Hedges

The net assets of our foreign subsidiaries are exposed to volatility in foreign currency exchange rates. We may utilize net investment hedges to offset the translation adjustment arising from remeasuring our investment in foreign subsidiaries. We have designated our NOK-denominated debt that was assumed in the Nord Pool transaction as a net investment hedge. As a result, any foreign currency gains and losses resulting from this NOK-denominated debt is accounted for as a component of accumulated other comprehensive income (loss) within NASDAQ OMX stockholders’ equity in the Condensed Consolidated Balance Sheets. For the three months ended March 31, 2009, a loss of $6 million is included in the change in the foreign currency translation adjustment component of accumulated other comprehensive loss within NASDAQ OMX stockholders’ equity in the Condensed Consolidated Balance Sheets.

Derivatives Not Designated as Hedges

NASDAQ OMX may also enter into economic hedges that either do not qualify or are not designated for hedge accounting treatment. This type of hedge is undertaken when SFAS 133 hedge requirements cannot be achieved or management decides not to apply SFAS 133 hedge accounting.

In order to economically hedge the foreign currency exposure on our business combination with OMX AB, we entered into foreign currency option and forward contracts beginning at the time of the announcement of the proposed combination. In accordance with SFAS 133, a derivative used to hedge exposure related to an anticipated business combination does not qualify for specialized hedge accounting, and as such, was marked to market through the income statement in gain (loss) on foreign currency contracts each reporting period. Also, in the first quarter of 2008, we entered into a forward contract for the Nord Pool transaction. See below for further discussion of these contracts. For additional discussion of the business combination with OMX AB and the Nord Pool transaction, see “The combination with OMX AB and strategic partnership with Borse Dubai Limited,” and “The acquisition of certain businesses from Nord Pool ASA,” of Note 4, “Acquisitions and Strategic Initiatives in 2008.”

In 2008, we also entered into foreign currency contracts, primarily foreign currency option and forward contracts, to partially or fully economically hedge foreign currency transactions and non-U.S. dollar cash flow exposures on our Market Technology contracts. These hedges generally matured within one year and changes in fair value of these derivatives were recognized in gain on foreign currency contracts, net in the Condensed Consolidated Statements of Income.

The following table presents the realized and unrealized gain recognized in the Condensed Consolidated Statements of Income for the three months ended March 31, 2008 related to our foreign currency forward contracts. For the cumulative realized gain related to our foreign currency option contracts, see below.

	Realized Gain	Unrealized Gain	Total Gain for the Three Months Ended March 31, 2008
	(in millions)
SEK 2008 Forward Contracts	$34	$—	$34
NOK 2008 Forward Contract	—	8	8

Total	$34	$8	$42

In the first quarter of 2008, we entered into forward contracts to hedge the SEK cash payment made in connection with the business combination with OMX AB and recorded a gain of $34 million at the closing of the business combination relating to the cash payments for the SEK forward contracts.

Also in the first quarter of 2008, we entered into a forward contract to hedge the NOK cash payment for the Nord Pool transaction. We agreed to purchase certain businesses of Nord Pool for approximately $320 million. We entered into a forward contract to buy NOK and sell U.S. dollars at an exchange rate of 5.2129. The closing of the Nord Pool transaction occurred on October 21, 2008 and this contract was settled at closing. For the three months ended March 31, 2008, we recorded an unrealized gain of approximately $8 million.

The following table presents the cumulative realized gain/(loss) on each option contract and the total loss recognized in the Condensed Consolidated Statements of Income for the three months ended March 31, 2008 related to our foreign currency option contracts.

	Purchase	Sale/Expiration	Cumulative Realized Gain (Loss)	Change in Unrealized (Loss)	Total Gain/(Loss) for the three months Ended March 31, 2008
	(in millions)
SEK 2007 Option Contract(1)	$39	$67	$28	$(22)	$6
SEK 2008 Option Contract(2)	13	—	(13)	—	(13)

Total	$52	$67	$15	$(22)	$(7)

(1)

This contract, which was originally purchased in October 2007 to economically hedge the foreign currency exposure on our business combination with OMX AB, had a fair value at December 31, 2007 of $61 million. On January 7, 2008, we sold the SEK 2007 option contract for $67 million and recorded a gain of $6 million.

(2)	On January 7, 2008, we purchased a new contract for $13 million which expired out-of-the-money in February 2008 and we recorded a loss for the purchase amount of $13 million.

As shown in the above two tables, for the three months ended March 31, 2008 we recognized a loss of $7 million related to option contracts and recognized a gain of $42 million related to forward contracts for a net gain of $35 million.

The following table presents the fair value amounts and balance sheet location of our derivative instruments prior to netting:

	March 31, 2009 Fair Value				December 31, 2008 Fair Value
	Asset		Liability		Asset		Liability
Derivatives Designated as Hedging Instruments under SFAS 133
Cash flow hedges
Interest rate swaps	$—		$11	(1)	$—		$11	(1)

Derivatives Not Designated as Hedging Instruments under SFAS 133
Foreign exchange contracts	—		—		1	(2)	10	(3)
Interest rate futures	1	(2)	—		—		3	(3)

Total derivatives not designated as hedging instruments under SFAS 133	1		—		1		13

Total derivatives	$1		$11		$1		$24

(1)	Included in other liabilities on the Condensed Consolidated Balance Sheets.
(2)	Included in other current assets on the Condensed Consolidated Balance Sheets.
(3)	Included in other accrued liabilities on the Condensed Consolidated Balance Sheets.

Other Derivative Positions at NASDAQ OMX Commodities and NASDAQ OMX Stockholm

NASDAQ OMX Commodities

NASDAQ OMX Commodities enters into energy derivative and carbon product contracts as the contractual counterparty. In doing so, NASDAQ OMX Commodities guarantees the completion of the transaction and market participants can thereby limit their counterparty risk. Market participants must provide collateral to cover the daily margin call, which is in addition to the initial collateral placed when signing the clearing membership agreement. Acceptable collateral is cash on a pledged bank account and/or an on-demand guarantee. We also act as the counterparty for trades on the OTC derivative market subject to our approval on a case-by-case basis. Trading on the contracts can take place up until the delivery period which can occur over a period of up to six years.

NASDAQ OMX Stockholm

On NASDAQ OMX Stockholm, we offer clearing services for fixed-income options and futures, stock options and futures and index options and futures by serving as the CCP. In doing so, we guarantee the completion of the transaction, exposing us to counterparty risk. We also act as the counterparty for certain OTC contracts. The transactions are reported electronically prior to CCP clearing and we thereby guarantee the completion of the transaction. Following the completion of a transaction, settlement takes place between parties with the exchange of the securities and funds. The transfer of ownership is registered and the securities are stored on the owner’s behalf. Settlement and registration of cash trading takes place in Sweden and Finland via the local central securities depositories.

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

NASDAQ OMX Commodities and NASDAQ OMX Stockholm are not member owned organizations, do not maintain a guarantee fund to which members contribute and do not enforce loss sharing assessments amongst members. In addition, unlike other clearinghouses, they do not record any margin deposits and guarantee funds on the Condensed Consolidated Balance Sheets, as all risks and rewards of collateral ownership, including interest, belongs to the counterparty.

As such, the market value of the above mentioned derivative contracts for NASDAQ OMX Commodities and NASDAQ OMX Stockholm are reported gross on the balance sheet as a receivable pertaining to the purchasing party and a payable pertaining to the selling party. Such receivables and liabilities attributable to outstanding derivative positions have been netted to the extent that such a legal offset right exists and, at the same time, that it is our intention to settle these items. At March 31, 2009, our market value of outstanding derivative positions in the Condensed Consolidated Balance Sheets was $4.0 billion. See Note 15, “Commitments, Contingencies and Guarantees,” for further discussion of our guarantees on the fulfillment of these contracts and collateral received.

The following table presents the fair value of our outstanding derivative positions at March 31, 2009 and December 31, 2008 prior to netting.

	March 31, 2009		December 31, 2008
	Asset	Liability	Asset	Liability
		(in millions)
Forwards and options	$3,652	$3,652	$3,306	$3,306
Stock options and futures	160	160	515	515
Index options and futures	178	178	239	239
Fixed-income options and futures	118	118	460	460

Total	$4,108	$4,108	$4,520	$4,520

15. Commitments, Contingencies and Guarantees

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

Obligations Under Guarantee

NASDAQ OMX guarantees the obligations of The NASDAQ Stock Market LLC under the 3.75% convertible notes due October 22, 2012 and the related indenture.

Guarantees Issued and Collateral Received for Clearing Operations

Through our clearing operations in the derivative markets with NASDAQ OMX Commodities, NASDAQ OMX Stockholm and IDCG, we are the legal counterparty for each derivative position traded and thereby guarantee the fulfillment of each contract. We are required to pledge collateral for commitments with other clearinghouses. The amount of these commitments is calculated on the gross exposure between the clearinghouses. As collateral for these obligations, we have obtained financial guarantees and credit facilities which are guaranteed by us through counter indemnities. At March 31, 2009, these guarantees and credit facilities totaled $707 million of which $1 million was utilized under our credit facilities. See “Other Credit Facilities,” of Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion.

We require our customers to pledge collateral and meet certain minimum financial standards to mitigate the risk if they become unable to satisfy their obligations. At March 31, 2009, total customer pledged collateral with NASDAQ OMX Commodities and NASDAQ OMX Stockholm was $6.4 billion. This pledged collateral is held by a custodian bank. Since these funds are not held by NASDAQ OMX Commodities and NASDAQ OMX Stockholm and they are not available for our use, we do not receive any interest income on these funds. Customer pledged cash collateral held by IDCG was $3 million at March 31, 2009 and is included in restricted cash with an offsetting liability included in other accrued liabilities in the Condensed Consolidated Balance Sheets, as the risks and rewards of collateral ownership, including interest, belongs to IDCG. Non-cash margin and guaranty fund deposits pledged to IDCG are not reflected in the Condensed Consolidated Balance Sheets as IDCG does not take legal ownership.

We believe that the potential for us to be required to make payments under these arrangements is mitigated through the pledged collateral, our risk management policies and, in the case of NASDAQ OMX Commodities, a default insurance policy. Accordingly, no contingent liability is recorded in the Condensed Consolidated Balance Sheets for these arrangements.

Other Guarantees

We have provided other guarantees as of March 31, 2009 of $16 million, primarily related to obligations for our rental and leasing contracts. We have received financial guarantees from various financial institutions to support these guarantees.

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

16. Segments

We manage, operate and provide our products and services in three business segments, our Market Services segment, our Issuer Services segment and our Market Technology segment. Our Market Services segment includes our U.S. and European Transaction Services businesses and our Market Data business, which are interrelated because the Transaction Services businesses generate the quote and trade information that we sell to market participants and data distributors. Market Services also includes our Broker Services business. The Issuer Services segment includes our Global Listing Services and Global Index Group businesses. The companies listed on The NASDAQ Stock Market and the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic represent a diverse array of industries. This diversity of companies listed on NASDAQ OMX markets allows us to develop industry-specific and other indexes that we use to develop and license NASDAQ OMX branded indexes, associated derivatives and index products as part of our Global Index Group. The Global Listing Services business also includes our Corporate Services business which generates revenues through our insurance agency business, shareholder, directors, newswire and other services. Our Corporate Services business provides customer support services, products and programs to companies, including companies listed on our exchanges. Through our Corporate Services offerings, companies gain access to innovative products and services that facilitate transparency, mitigate risk, maximize board efficiency and inspire better corporate governance. Through our Market Technology segment, we provide technology solutions for trading, clearing and settlement, and information dissemination, and also offer facility management integration and advisory services. Our management allocates resources, assesses performance and manages these businesses as three separate segments.

We evaluate the performance of our segments based on several factors, of which the primary financial measure is income before income taxes. Results of individual businesses are presented based on our management accounting practices and our management structure. Certain amounts are allocated to corporate items in our management reports based on the decision that those activities should not be used to evaluate the segment’s operating performance, including amounts related to the business combination with OMX AB and the Nord Pool transaction. See below for further discussion.

The following table presents certain information regarding these operating segments for the three months ended March 31, 2009 and 2008.

	Market Services	Issuer Services	Market Technology	Corporate Items and Eliminations	Consolidated
	(in millions)
Three months ended March 31, 2009
Total revenues	$784	$79	$29	$3	$895
Cost of revenues	(526)	—	—	—	(526)

Revenues less liquidity rebates, brokerage, clearance and exchange fees	258	79	29	3	369

Income before income taxes	$117	$21	$1	$3	$142

	Market Services	Issuer Services	Market Technology	Corporate Items and Eliminations		Consolidated
	(in millions)
Three months ended March 31, 2008
Total revenues	$722	$77	$13	$2		$814
Cost of revenues	(536)	—	—	—		(536)

Revenues less liquidity rebates, brokerage, clearance and exchange fees	186	77	13	2		278

Income (loss) before income taxes	$113	$23	$(3)	$62	(1)	$195

(1)	The first quarter 2008 amounts primarily include:

•

gain on foreign currency contracts, net of $35 million, which were purchased to hedge the foreign exchange exposure in connection with our business combination with OMX AB ($27 million) and the Nord Pool transaction ($8 million); and

•	gain from unconsolidated investees, net of $26 million, related to our gain on the non-monetary contribution of the Nasdaq trade name to obtain an equity interest in NASDAQ Dubai.

For further discussion of our segments’ results, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Segment Operating Results.”

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of the financial condition and results of operations of NASDAQ OMX in conjunction with our condensed consolidated financial statements and related notes included in this Form 10-Q.

Overview

On February 27, 2008, Nasdaq and OMX AB combined their businesses and Nasdaq was renamed The NASDAQ OMX Group, Inc. Under the purchase method of accounting, Nasdaq was treated as the accounting and legal acquirer in the business combination with OMX AB. We also completed our acquisitions of PHLX in July 2008, BSX in August 2008 and certain businesses of Nord Pool in October 2008. These acquisitions also have been treated as purchases for accounting purposes, with NASDAQ OMX treated as the acquirer. Additionally, during 2008, we purchased a majority stake in IDCG in December 2008 and a 20% aggregate equity interest in Agora-X (13.3% in March 2008 and an additional 6.7% in December 2008). The financial results of OMX are included in the consolidated financial results beginning on February 27, 2008. PHLX is included beginning July 2008, BSX is included beginning August 2008, the Nord Pool businesses are included beginning October 2008, IDCG is included beginning December 2008 and our initial equity interest in Agora-X of 13.3% beginning in March 2008 and the aggregate 20% beginning in December 2008.

Financial Highlights

The comparability of our operating results for the three months ended March 31, 2009 to the same period in 2008 are significantly impacted by our business combination with OMX AB, our acquisition of PHLX and our Nord Pool transaction. In our discussion and analysis of results of operations, we have quantified the contribution of additional revenues or expenses resulting from OMX, NASDAQ OMX PHLX and NASDAQ OMX Commodities operations wherever such amounts were material. While identified amounts may provide indications of general trends, the analysis cannot completely address the effects attributable to integration efforts.

The following summarizes significant changes in our financial performance in the first quarter of 2009 when compared with the same period in 2008:

•

Revenues less liquidity rebates, brokerage, clearance and exchange fees increased $91 million, or 32.7%, to $369 million in the first quarter of 2009, compared with $278 million in the first quarter of 2008 due to the following:

•

Increase in Market Services segment revenues less liquidity rebates, brokerage, clearance and exchange fees of $72 million, or 38.7%, to $258 million for the three months ended March 31, 2009 compared with $186 million for the three months ended March 31, 2008, primarily due to an increase in European Market Services revenues of $39 million, reflecting results of operations for the full three-month period in 2009 compared with one month in 2008, and the inclusion of NASDAQ OMX PHLX’s Market Services revenues less liquidity rebates, brokerage, clearance and exchange fees of $36 million.

•

Increase in Market Technology segment revenues of $16 million to $29 million for the three months ended March 31, 2009, compared with $13 million for the three months ended March 31, 2008, reflecting results of operations for the full three-month period in 2009 compared to one month in 2008.

•

Increase in total operating expenses of $58 million, or 40.0%, to $203 million for the three months ended March 31, 2009, compared with $145 million for the three months ended March 31, 2008, primarily due to an increase in OMX’s operating expenses of $43 million, reflecting a full three-month period of operating expenses in 2009 compared to one month in 2008, and the inclusion of NASDAQ OMX PHLX’s operating expenses of $14 million.

•

Increase in interest expense of $17 million to $27 million for the three months ended March 31, 2009, compared with $10 million for the three months ended March 31, 2008, primarily reflecting a full three-month period of interest expense in 2009 on our outstanding debt obligations related to the OMX AB business combination compared with one month of interest expense in 2008. In addition, interest expense increased due to our outstanding debt obligations related to the PHLX acquisition and the acquisition of certain businesses of Nord Pool that were completed in the second half of 2008.

•

Gain on foreign currency contracts, net of $35 million for the three months ended March 31, 2008 related to our business combination with OMX AB ($27 million) and our acquisition of certain businesses of Nord Pool ($8 million).

•

Income (loss) from unconsolidated investees, net was a net loss of $2 million for the three months ended March 31, 2009, compared to net income of $27 million for the three months ended March 31, 2008. The decrease of $29 million is primarily due to the gain recorded in the three months ended March 31, 2008 related to the NASDAQ Dubai transaction.

Business Environment

We serve listed companies, market participants and investors by providing high quality cash equity, fixed-income and derivative markets, thereby facilitating economic growth and corporate entrepreneurship. We also provide market technology to exchanges and markets around the world. In broad terms, our business performance is impacted by a number of drivers including macroeconomic events affecting the risk and return of financial assets, investor sentiment, government and private sector demands for capital, the regulatory environment for primary and secondary equity markets, and the changing technology in the financial services industry. Our future revenues and net income will continue to be influenced by a number of domestic and international trends including:

•	Trading volumes, particularly in U.S. and Nordic equity and derivative securities, which are driven primarily by overall macroeconomic conditions;

•	The number of companies seeking equity financing, which is affected by factors such as investor demand, the global economy, alternative sources of financing, and tax and regulatory policies;

•

The slow return of confidence to the credit markets limiting the availability of liquidity to our technology customers, our suppliers, trading participants, and our listed companies from sources such as bank lending, the commercial paper market and the asset securitization market;

•	The failure of certain market participants, the partial or complete takeover of financial institutions by national governments, and the distressed mergers of market participant organizations;

•	The reduction in the ability of our fixed-income issuers to access the credit markets due to ratings downgrades or illiquidity in the market;

•	The impact on the economic strength of technology customers and suppliers arising from the securities market declines and the economic slowdown;

•	Competition for listings and trade executions related to pricing, and product and service offerings; and

•	Other technological advancements and regulatory developments.

Currently our business drivers are characterized by continued elevated levels of investor uncertainty about the outlook for financial institutions and global economic growth, declining levels of market volatility, ongoing industry adaptation to major regulatory initiatives (particularly the Markets in Financial Instruments Directive, or MiFID in the European economic area) and continued rapid evolution and deployment of new technology in the financial services industry. The business environment that influenced our financial performance during the first quarter of 2009 can be characterized as follows:

•

The slowest pace of equity issuance since the late 1970s with 2 IPOs across all exchanges in the U.S. and no new IPOs on The NASDAQ Stock Market and the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic;

•	Continued reduced access to debt and equity capital for both new and established companies with the exception of capital raising activity associated with the financial crisis;

•	Moderate 8% year-on-year growth relative to the first quarter of 2008 in equity matched trades in the U.S. driven by increased trading levels which were partially offset by lower market share;

•

A 9% decline relative to the first quarter of 2008 in the number of equity transactions on our Nordic and Baltic exchanges driven by a downturn in market sentiment as well as a 47% decrease in the value of equity transactions caused in large part by lower equity prices;

•	A 28% decline experienced by our Nordic and Baltic exchanges relative to the first quarter of 2008 in number of traded derivatives contracts in equity related products (excluding EDX and Eurex);

•

A 49% decrease relative to the first quarter of 2008 in number of cleared derivatives contracts in fixed-income related products on our Nordic and Baltic exchanges caused in large part by short-term interest rates nearing 0% yield;

•	Intense competition among U.S. exchanges for both equity trading volume and listings and growing competition in Europe;

•	Globalization of exchanges, customers and competitors extending the competitive horizon beyond national markets;

•	Consolidation of major global customers as financial institutions are acquired, merged, and restructured; and

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

	Three Months Ended March 31,
	2009	2008
Market Services
Cash Equity Trading
Average daily share volume in NASDAQ securities (in billions)	2.23	2.45
Matched market share in NASDAQ securities(1)	38.4%	46.8%
Market share reported to the FINRA/NASDAQ Trade Reporting Facility in NASDAQ securities(2)	31.1%	20.7%
Total market share in NASDAQ securities(3)	69.5%	67.5%
Matched market share in NYSE securities(1)	18.3%	21.1%
Market share reported to the FINRA/NASDAQ Trade Reporting Facility in NYSE securities(2)	27.6%	16.6%
Total market share in NYSE securities(3)	46.0%	37.7%
Matched market share in NYSE Amex and regional securities(1)	29.5%	36.2%
Market share reported to the FINRA/NASDAQ Trade Reporting Facility in NYSE Amex and regional securities(2)	26.5%	16.1%
Total market share in NYSE Amex and regional securities(3)	55.9%	52.3%
Matched share volume in all U.S.-listed equities (in billions)	165.6	153.7
Matched market share in all U.S.-listed equities(1)	24.8%	31.0%
Average daily number of equity trades on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic	214,076	216,618
Average daily value of shares traded on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic (in billions)	$2.8	$6.5
Derivative Trading
Average daily volume of U.S. equity contracts (in millions)	13.1	—
NASDAQ OMX PHLX matched market share of U.S. equity options	16.9%	—
The NASDAQ Options Market matched market share of U.S. equity options	2.7%	—
Average daily volume of equity and fixed-income contracts traded on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic	334,590	575,225
Average daily volume of Nordic equity contracts traded on EDX London	130,869	163,766
Average daily volume of Finnish option contracts traded on Eurex	95,401	77,769
Clearing Turnover:
Power contracts (TWh)(4)	596.4	—
Carbon contracts (1000 tCO2) (4)	11,315	—
Issuer Services
Initial public offerings:
NASDAQ	—	7
Exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic	—	2
New listings:
NASDAQ(5)	16	48
Exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic	4	2
Number of listed companies:
NASDAQ(6)	2,965	3,115
Exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic(7)	817	849
Market Technology
Order intake (in millions)(8)	$9	$49
Total order value (in millions)(9)	$340	$393

(1)	Transactions executed on NASDAQ’s systems.
(2)	Transactions reported to the Financial Industry Regulatory Authority, or FINRA/NASDAQ Trade Reporting Facility.
(3)	Transactions executed on NASDAQ’s systems plus trades reported through the FINRA/NASDAQ Trade Reporting Facility.

(4)	Transactions executed on Nord Pool ASA and reported for clearing to NASDAQ OMX Commodities measured by Terawatt hours (TWh) and one thousand metric tons of CO2 (1000 tCO2).
(5)	New listings include IPOs, including those completed on a best efforts basis, issuers that switched from other listing venues, closed-end funds and separately listed ETFs.
(6)	Number of listed companies for NASDAQ also includes separately listed ETFs.
(7)	Represents companies listed on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic and companies on the alternative markets, NASDAQ OMX First North.
(8)	Total contract value of orders signed.
(9)	Represents total contract value of orders signed that are yet to be recognized as revenue.

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

Our management has allocated resources, assessed performance and manages these businesses as three separate segments. See Note 16, “Segments,” to the condensed consolidated financial statements for further discussion.

Segment Operating Results

Of our total first quarter 2009 revenues less liquidity rebates, brokerage, clearance and exchange fees of $369 million, 69.9% was from our Market Services segment, 21.4% was from our Issuer Services segment, 7.9% was from our Market Technology segment and 0.8% related to other revenues. Of our total first quarter 2008 revenues less liquidity rebates, brokerage, clearance and exchange fees of $278 million, 66.9% was from our Market Services segment, 27.7% was from our Issuer Services segment, 4.7% was from our Market Technology segment and 0.7% related to other revenues.

The following table shows our total revenues, cost of revenues and revenues less liquidity rebates, brokerage, clearance and exchange fees by segment:

	Three Months Ended March 31,		Percentage Change
	2009	2008
	(in millions)
Market Services	$784	$722	8.6%
Cost of revenues	(526)	(536)	(1.9)%

Market Services revenues less liquidity rebates, brokerage, clearance and exchange fees	258	186	38.7%
Issuer Services	79	77	2.6%
Market Technology	29	13	#
Other	3	2	50.0%

Total revenues less liquidity rebates, brokerage, clearance and exchange fees	$369	$278	32.7%

#	Denotes a variance greater than 100.0%.

MARKET SERVICES

The following table shows total revenues less liquidity rebates, brokerage, clearance and exchange fees from our Market Services segment:

	Three Months Ended March 31,		Percentage Change
	2009	2008
	(in millions)
Transaction Services
Cash Equity Trading Revenues:
U.S. cash equity trading(1)	$563	$598	(5.9)%
Cost of revenues:
Liquidity rebates	(438)	(385)	13.8%
Brokerage, clearance and exchange fees(1)	(70)	(151)	(53.6)%

Total U.S. cash equity cost of revenues	(508)	(536)	(5.2)%

U.S. cash equity trading revenues less liquidity rebates, brokerage, clearance and exchange fees	55	62	(11.3)%
European cash equity trading	25	13	92.3%

Total cash equity trading revenues less liquidity rebates, brokerage, clearance and exchange fees	80	75	6.7%

Derivative Trading Revenues:
U.S. derivative trading(2)	52	—	#
Cost of revenues:
Liquidity rebates	(17)	—	#
Brokerage, clearance and exchange fees(2)	(1)	—	#

Total U.S derivative trading cost of revenues	(18)	—	#

U.S. derivative trading revenues less liquidity rebates, brokerage, clearance and exchange fees	34	—	#

European derivative trading	21	8	#

Total derivative trading revenues less liquidity rebates, brokerage, clearance and exchange fees	55	8	#

Access Services Revenues	32	24	33.3%

Total Transaction Services revenues less liquidity rebates, brokerage, clearance and exchange fees	167	107	56.1%

Market Data
Net U.S. tape plans	34	35	(2.9)%
U.S. market data products	28	25	12.0%
European market data products	19	9	#

Total Market Data revenues	81	69	17.4%

Broker Services	8	7	14.3%
Other Market Services	2	3	(33.3)%

Total Market Services revenues less liquidity rebates, brokerage, clearance and exchange fees	$258	$186	38.7%

#	Denotes a variance equal to or greater than 100.0%.
(1)

Includes Section 31 fees of $25 million in first quarter of 2009 and $91 million in the first quarter of 2008. The decrease is primarily due to lower dollar volume traded and lower rates during 2009. Section 31 fees are recorded as U.S. cash equity trading revenues with a corresponding amount recorded in cost of revenues.

(2)	Includes Section 31 fees of $0.6 million in the first quarter of 2009. Section 31 fees are recorded as U.S. derivative trading revenues with a corresponding amount recorded in cost of revenues.

Transaction Services

Transaction Services revenues less liquidity rebates, brokerage, clearance and exchange fees increased in the first quarter of 2009 compared with the same period in 2008. The increase is primarily due to an increase in U.S. derivative trading revenues, European derivative trading revenues and European cash equity trading revenues.

U.S. Cash Equity Trading Revenues

U.S. cash equity trading revenues decreased in the first quarter of 2009 compared with the same period in 2008. The decrease was primarily due to a decrease in Section 31 revenues and a decrease in the average net fee per share matched on NASDAQ’s trading system. The decrease was partially offset by an increase in overall U.S. equity volumes.

As discussed above, we record Section 31 fees as cash equity trading revenues with a corresponding amount recorded as cost of revenues. We are assessed these fees from the SEC and pass them through to our customers in the form of incremental fees. Since the amount recorded in revenues is equal to the amount recorded in cost of revenues, there is no impact on our revenues less liquidity rebates, brokerage, clearance and exchange fees. Section 31 fees were $25 million in the first quarter of 2009 and $91 million in the first quarter of 2008. The decrease in the first quarter of 2009 compared with the same period in 2008 is primarily due to lower dollar volume traded and lower Section 31 fee rates during 2009.

Liquidity rebates, in which we credit a portion of the per share execution charge to the market participant that provides the liquidity, increased in the first quarter of 2009 compared with the same period in 2008, primarily due to an increase in overall U.S. equity volumes, as well as an increase in the amount of the rebate offered to liquidity providers.

Brokerage, clearance and exchange fees decreased in the first quarter of 2009 compared with the same period in 2008, primarily due to a decrease in Section 31 fees due to lower dollar volume traded and lower Section 31 fee rates, as well as lower routing costs due to a decrease in the amount of volume routed and a reduction in charges by other venues. The decrease was partially offset by a rebate received in the first quarter of 2008 from the National Securities Clearing Corporation, or NSCC.

European Cash Equity Trading Revenues

European cash equity trading revenues includes trading revenues from equity products traded on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic. European cash equity trading revenues increased in the first quarter of 2009 compared with the same period in 2008 primarily due to the inclusion of European cash equity trading revenues for the full three-month period in 2009 compared with one month in 2008. The increase was partially offset by a decrease in the value traded per day for European cash equity trading due to lower average market capitalization of stocks traded in the first quarter of 2009 compared with the same period in 2008. In addition, currency fluctuations negatively impacted the increase in European cash equity trading revenues by 28%.

Derivative Trading Revenues

Derivative trading revenues less liquidity rebates, brokerage, clearance and exchange fees increased in the first quarter of 2009 compared with the same period in 2008. The increase was primarily due to the inclusion of NASDAQ OMX PHLX’s derivative trading revenues of $33 million, as well as an increase in European derivative trading revenues of $13 million, reflecting the inclusion of revenues from NASDAQ OMX Commodities of $9 million in the first quarter of 2009, as well as OMX’s results of operations for the full three-month period in 2009 compared with one month in 2008. However, currency fluctuations negatively impacted the increase in European derivative trading revenues by 20%.

European derivative trading revenues include trading clearing revenues from derivative products traded on NASDAQ OMX Stockholm and derivative trading revenues on NASDAQ OMX Copenhagen.

Access Services Revenues

Access services revenues increased in the first quarter of 2009 compared with the same period in 2008. The increase was primarily due to the inclusion of NASDAQ OMX PHLX’s revenues of $4 million as well as increases in exchange and other membership fees and customer demand for network connectivity.

Market Data

Market Data revenues increased in the first quarter of 2009 compared with the same period in 2008. The increase was primarily due to the inclusion of European market data products revenues for the full three-month period in 2009 compared to one month in 2008 and an increase in U.S. market data products revenues due to the launch of NASDAQ Last Sale and growth in TotalView, our flagship market depth quote product, as well as other products. However, currency fluctuations negatively impacted the increase in European market data revenues by 18%.

ISSUER SERVICES

The following table shows revenues from our Issuer Services segment:

	Three Months Ended March 31,		Percentage Change
	2009	2008
	(in millions)
Global Listing Services:
Annual renewal fees	$29	$31	(6.5)%
Listing of additional shares fees	10	10	—
Initial listing fees	5	6	(16.7)%

Total U.S. listing fees	44	47	(6.4)%
European listing fees	11	5	#
Corporate Services	15	14	7.1%

Total Global Listing Services	70	66	6.1%
Global Index Group	9	11	(18.2)%

Total Issuer Services revenues	$79	$77	2.6%

#	Denotes a variance greater than 100.0%.

Global Listing Services

U.S. Listing Services Revenues

Annual renewal fees decreased in the first quarter of 2009 compared with the same period in 2008. The number of companies listed on The NASDAQ Stock Market on January 1, 2009 was 3,023, compared to 3,135 on January 1, 2008, the date on which listed companies are billed their annual fees. The decrease in the number of listed companies was due to 289 delistings by NASDAQ OMX in 2008, partially offset by 177 new listings in 2008. The number of listed companies as of January 1, 2009 and 2008 also includes separately listed ETFs.

Listing of additional shares fees remained flat in the first quarter of 2009 compared with the same period in 2008. There were 18 secondary offerings in the first quarter of 2009 and 15 in the first quarter of 2008.

Initial listing fees decreased slightly in the first quarter of 2009 compared with the same period in 2008 primarily due to a decrease in the number of new listings. There were 16 new listings, with no new IPOs, during the first quarter of 2009 compared with 48 new listings, including 7 new IPOs, in the first quarter of 2008. The decrease in new listings during 2009 will impact future revenues as these fees are amortized on a straight-line basis over an estimated service period of six years.

European Listing Services Revenues

European Listing Services revenues increased in the first quarter of 2009 compared with the same period in 2008 primarily due to the inclusion of European Listing Services revenues for the full three-month period in 2009 compared with one month in 2008. In addition, currency fluctuations negatively impacted the increase in European Listing Services revenues by 14%. European Listing Services revenues are comprised of issuers’ revenues derived from annual fees received from listed companies on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic, and are directly related to the listed companies’ market capitalization. These revenues are recognized ratably over a 12-month period.

Corporate Services Revenues

Global Listing Services revenues also include fees from Corporate Services. These fees include commission income from Carpenter Moore, subscription income from Shareholder.com and Directors Desk and fees from GlobeNewswire. Corporate Services revenues increased in the first quarter of 2009 compared with the same period in 2008 primarily due to expanding customer utilization of our Corporate Services, as well as the inclusion of Corporate Services Nordic for the full three-month period in 2009 compared with one month in 2008.

Global Index Group Revenues

Global Index Group revenues primarily include license fees from NASDAQ OMX branded indexes, associated derivatives and financial products in the U.S. and abroad. Global Index Group revenues decreased in the first quarter of 2009 compared with the same period in 2008 primarily due to a decrease in underlying assets associated with NASDAQ OMX-licensed ETFs and a decrease in licensed derivatives volumes.

MARKET TECHNOLOGY

The following table shows the revenues from our Market Technology segment:

	Three Months Ended March 31,		Percentage Change
	2009	2008
	(in millions)
Market Technology:
License, support and project revenues	$21	$9	#
Facility management services	6	3	#
Other revenues	2	1	#

Total Market Technology revenues	$29	$13	#

#	Denotes a variance equal to or greater than 100.0%.

Market Technology revenues increased in the first quarter of 2009 compared with the same period in 2008 primarily due to the inclusion of Market Technology revenues for the full three-month period in 2009 compared with one month in 2008. However, currency fluctuations negatively impacted the increase in Market Technology revenues by 21%.

Market Technology provides technology solutions for trading, clearing and settlement, and information dissemination, and also offers facility management integration and advisory services to marketplaces throughout the world.

License, support and project revenues are derived from the system solutions developed and sold by NASDAQ OMX. After we have developed and sold a system solution, the customer licenses the right to use the software. Each project involves individual adaptations to the specific requirements of the customer, for instance, relating to functionality and capacity. When NASDAQ OMX provides a system solution, it undertakes to upgrade, develop and maintain the system and receives regular support revenues for this work which is recognized over the contract period. Under contract accounting, where customization and significant modifications to the software are made to meet the needs of our customers, total revenues, as well as costs incurred, are deferred until the customization and significant modifications are complete and are then recognized over the support period. In addition, license, support and project revenues also include amortization of the deferred revenue related to our contribution of technology licenses to NASDAQ Dubai. See “The combination with OMX AB and strategic partnership with Borse Dubai Limited,” of Note 4, “Acquisitions and Strategic Initiatives in 2008,” to the condensed consolidated financial statements for further discussion of our transaction with Borse Dubai.

Facility management services revenues are derived when NASDAQ OMX assumes responsibility for the continuous operation of a system platform for a customer and receives facility management services revenues which can be both fixed and volume-based. Facility management services revenues are recognized as services are rendered over the contract period after delivery has occurred.

Other revenues include advisory services that are recognized in revenue when earned.

Expenses

Operating Expenses

The following table shows our operating expenses:

	Three Months Ended March 31,		Percentage Change
	2009	2008
	(in millions)
Compensation and benefits	$97	$73	32.9%
Marketing and advertising	2	2	—
Depreciation and amortization	24	16	50.0%
Professional and contract services	18	14	28.6%
Computer operations and data communications	15	8	87.5%
Occupancy	17	12	41.7%
Regulatory	9	8	12.5%
Merger expenses	8	1	#
General, administrative and other	13	11	18.2%

Total operating expenses	$203	$145	40.0%

#	Denotes a variance greater than 100.0%.

Total operating expenses increased in the first quarter of 2009 compared with the same period in 2008. The increase primarily reflects OMX’s results of operations for the full three-month period in 2009 compared with one month in 2008 and the inclusion of NASDAQ OMX PHLX’s result of operations. See below for further discussion. The increase in operating expenses was partially offset by currency fluctuations which had a favorable impact of 20%.

Compensation and benefits expense increased in the first quarter of 2009 compared with the same period in 2008. The increase was primarily due to an increase of $15 million in OMX’s compensation expense reflecting OMX’s results of operations for the full three-month period in 2009 compared with one month in 2008, inclusion of NASDAQ OMX PHLX’s compensation and benefits expense of $6 million in the first quarter of 2009, and increased compensation and stock based compensation as a result of other recent acquisitions. Headcount increased to 2,572 employees at March 31, 2009 compared with 2,382 employees at March 31, 2008 due to additional headcount as a result of recent acquisitions.

Depreciation and amortization expense increased in the first quarter of 2009 compared with the same period in 2008. The increase was primarily due to an increase of $6 million in OMX’s depreciation expense reflecting OMX’s results of operations for the full three-month period in 2009 compared with one month in 2008 and the inclusion of NASDAQ OMX PHLX’s depreciation and amortization expense of $3 million in the first quarter of 2009.

Professional and contract services expense increased in the first quarter of 2009 compared with the same period in 2008. The increase was primarily due to an increase of $3 million in OMX’s professional and contract services expense reflecting OMX’s results of operations for the full three-month period in 2009 compared with one month in 2008.

Computer operations and data communications expense increased in the first quarter of 2009 compared with the same period in 2008. The increase was primarily due to an increase of $6 million in OMX’s computer operations and data communications expense reflecting OMX’s results of operations for the full three-month period in 2009 compared with one month in 2008 and the inclusion of NASDAQ OMX PHLX’s computer operations and data communications expense of $1 million in the first quarter of 2009.

Occupancy expense increased in the first quarter of 2009 compared with the same period in 2008. The increase was primarily due to an increase of $3 million in OMX’s occupancy expense reflecting OMX’s results of operations for the full three-month period in 2009 compared with one month in 2008 and the inclusion of the occupancy expense of NASDAQ OMX PHLX and other recently acquired businesses of $2 million in the first quarter of 2009.

Regulatory expense increased in the first quarter of 2009 compared with the same period in 2008. The increase was primarily due to new regulatory fees. FINRA provides regulatory services to The NASDAQ Stock Market, The NASDAQ Options Market and, as of March 2009, the markets operated or regulated by NASDAQ OMX BX, including the regulation of trading activity and surveillance and investigative functions.

Merger expenses were $8 million in the first quarter of 2009 compared with $1 million for the same period in 2008. These costs are directly attributable to the business combination with OMX AB and the acquisition of PHLX, but do not qualify as purchase accounting adjustments. The costs primarily include consulting and legal costs related to our integration of OMX AB and PHLX.

General, administrative and other expense increased in the first quarter of 2009 compared with the same period in 2008. The increase was primarily due to an increase of $5 million in OMX’s general, administrative and other expense reflecting OMX’s results of operations for the full three-month period in 2009 compared with one month in 2008 and the inclusion of NASDAQ OMX PHLX’s general, administrative and other expense of $1 million in the first quarter of 2009, partially offset by a $4 million pre-tax gain on the early extinguishment of debt, net of debt issuance and other costs. See “Early Extinguishment of Debt,” of Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion of the early extinguishment of debt.

Non-operating Income and Expenses

The following table presents our non-operating income and expenses:

	Three Months Ended March 31,		Percentage Change
	2009	2008
	(in millions)
Interest income	$5	$10	(50.0)%
Interest expense	(27)	(10)	#

Net interest expense	(22)	—	#
Income (loss) from unconsolidated investees, net	(2)	27	#
Gain on foreign currency contracts, net	—	35	#

Total non-operating income and expenses	$(24)	$62	#

#	Denotes a variance greater than or equal to 100.0%.

Interest Income

Interest income decreased in the first quarter of 2009 compared with the same period in 2008. The decrease was primarily due to lower interest rates and a higher average cash balance in the first quarter of 2008.

Interest Expense

Interest expense increased in the first quarter of 2009 compared with the same period in 2008. The increase primarily reflects a full three-month period of interest expense in 2009 on our outstanding debt obligations related to the OMX business combination compared with one month of interest expense in 2008. In addition, interest expense increased due to our outstanding debt obligations related to the PHLX acquisition and the acquisition of certain businesses of Nord Pool that were completed in the second half of 2008.

Income (loss) from Unconsolidated Investees, net

Income (loss) from unconsolidated investees, net decreased in the first quarter of 2009 compared with the same period in 2008. In the first quarter of 2008, we recorded income of $27 million primarily in connection with the NASDAQ Dubai transaction. We contributed intangible assets and $50 million in cash to NASDAQ Dubai in exchange for a 33 1/3% equity ownership in NASDAQ Dubai. One of the intangible assets contributed was the Nasdaq trade name, which had a zero carrying value on Nasdaq’s books and records prior to the transfer. As a result, we recognized a $26 million gain for the difference between Nasdaq’s carrying value and the fair value of the contributed asset on this non-monetary exchange. The loss in the first quarter of 2009 relates to our share of the earnings and losses from our ownership in unconsolidated equity method investees.

Gain on Foreign Currency Contracts, net

In the first quarter of 2008, we recorded a gain of $35 million which relates to gains on forward and option contracts entered into to hedge the foreign currency exposure on our business combination with OMX AB ($27 million) and an unrealized gain on a forward contract entered into to hedge the NOK cash payment for the Nord Pool transaction ($8 million). See “Derivatives Not Designated as Hedges,” of Note 14, “Derivative Financial Instruments and Hedging Activities,” to the condensed consolidated financial statements for further discussion.

Income Taxes

NASDAQ OMX’s income tax provision was $48 million in the first quarter of 2009 compared with $74 million for the same period in 2008. The overall effective tax rate was 34% in the first quarter of 2009 and 38% in the first quarter of 2008. The lower effective tax rate in the first quarter of 2009 when compared to the same period in 2008 was primarily due to the impact of foreign subsidiaries’ earnings.

The effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of earnings and losses. These same and other factors, including history of pre-tax earnings and losses, are taken into account in assessing the ability to realize deferred tax assets.

As previously discussed, we adopted FSP APB 14-1 on January 1, 2009 and have adjusted all periods presented to reflect the change in tax expense and current and non-current deferred tax liabilities. See “FASB Staff Position APB No. 14-1,” of Note 3, “Recent Accounting Pronouncements” and “Adoption of FSP APB 14-1,” of “2.50% Convertible Senior Notes,” of Note 8, “Debt Obligations,” for further discussion.

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

NASDAQ OMX and its eligible subsidiaries file a consolidated U.S. federal income tax return, and applicable state and local income tax returns and non-U.S. income tax returns. Federal income tax returns for years 2005-2007 are subject to examination by the Internal Revenue Service. Several state tax returns are currently under examination by the respective tax authorities for years 1996-1998 and 2000-2006 and we are subject to examination for 2007. Non-U.S. tax returns are subject to review by the respective tax authorities for years 2002-2007. In January 2009, we paid New York State $3 million with respect to audits for years 1996-1999. Since this amount was included in our unrecognized tax benefits as of December 31, 2008, such payment does not affect our 2009 effective tax rate. We anticipate that the amount of unrecognized tax benefits at March 31, 2009 will significantly decrease in the next twelve months as we expect to settle certain tax audits. The final outcome of such audits cannot yet be determined. We anticipate that such adjustments would not have a material impact on our consolidated financial position or results of operations.

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

We require cash to pay our operating expenses, make capital expenditures and service our debt and other long-term liabilities. Our principal source of funds is cash from our operations. In addition, we have obtained funds by selling our common stock in the capital markets. In order to finance our business combination with OMX AB, our acquisition of PHLX and the Nord Pool transaction, we have incurred additional debt and issued shares of our common stock. See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion of our debt obligations.

In the near term, we expect that our operations will provide sufficient cash to fund our operating expenses, capital expenditures and interest payments on our debt. As of March 31, 2009, our cash and cash equivalents of $333 million is primarily invested in money market funds. In the long-term, we may use both internally generated funds and external sources to satisfy our debt and other long-term liabilities.

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

Cash and Cash Equivalents and Changes in Cash Flows

Cash and cash equivalents include cash in banks and all non-restricted highly liquid investments with original maturities of three months or less at the time of purchase. Restricted cash, which was $139 million as of March 31, 2009 and $141 million as of December 31, 2008, is not available for general use by us due to regulatory and other requirements and is classified as restricted cash in the Condensed Consolidated Balance Sheets. Non-current restricted cash, which was $50 million at both March 31, 2009 and December 31, 2008, relates to a deposit to the guarantee fund of IDCG and is classified as non-current restricted cash in the Condensed Consolidated Balance Sheets.

The following tables summarize our cash and cash equivalents and changes in cash flows:

	March 31, 2009	December 31, 2008	Percentage Change
	(in millions)
Cash and cash equivalents (1)	$333	$374	(11.0)%

(1)	Cash and cash equivalents exclude restricted cash which is not available for general use by us due to regulatory and other requirements.

	Three Months Ended March 31,		Percentage Change
	2009	2008
	(in millions)
Cash provided by operating activities	$83	$167	(50.3)%
Cash used in investing activities	(44)	(1,934)	#
Cash provided by (used in) financing activities	(78)	1,128	#
Effect of exchange rate changes on cash and cash equivalents	(2)	12	#

#	Denotes a variance greater than 100.0%.

Cash and cash equivalents. Cash and cash equivalents decreased $41 million from December 31, 2008 primarily due to purchases of investments, payment of outstanding debt obligations and payment of accrued personnel costs. These decreases were partially offset by proceeds from sales and redemptions of trading investment securities, collections of Global Listing Services’ annual billings and other positive cash flows from operating activities.

Changes in Cash Flows

Cash provided by operating activities. The following items impacted our cash provided by operating activities for the quarter ended March 31, 2009:

•	Net income of $94 million, plus:

•

Non-cash items of $16 million comprised primarily of depreciation and amortization expense of $24 million and share-based compensation of $8 million, partially offset by deferred taxes, net of $19 million.

•	Increase in deferred revenue of $98 million mainly due to Global Listing Services’ annual billings.

•	Partially offset by a:

•	Decrease in accrued personnel costs of $75 million primarily due to payment of 2008 incentive compensation in the first quarter of 2009, partially offset by the 2009 accrual.

•	Decrease in Section 31 fees payable to SEC of $25 million mainly due to lower Section 31 fees resulting from lower dollar volume traded and lower rates during 2009.

•

Increase in receivables, net of $24 million primarily due to an increase in Market Services receivables as a result of a decrease in tape fee revenue rebates, which are netted against tape fee revenue billings.

During the quarter ended March 31, 2008, the following items impacted our cash provided by operating activities:

•	Net income of $121 million, plus:

•	Increase in deferred revenue of $97 million mainly due to Global Listing Services’ annual billings.

•

Increase in other accrued liabilities of $114 million primarily due to an increase in income tax payable of $73 million due to current taxable income partially offset by taxes paid in the first quarter of 2008.

•	Partially offset by:

•

Non-cash items of $73 million comprised primarily of the gain on foreign currency contracts of $35 million, deferred taxes, net of $30 million and income (loss) from unconsolidated investees, net of $27 million, partially offset by depreciation and amortization of $16 million and share-based compensation of $5 million.

•	Increase in receivables, net and other assets of $67 million primarily due to an increase in trading volume and overall increase in revenues.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, accounts receivable collections, share-based compensation and the timing and amount of other payments that we make.

Cash used in investing activities. Cash used in investing activities for the three months ended March 31, 2009 is primarily due to cash used in connection with the purchase of trading and available-for-sale securities, partially offset by cash received from sales and redemptions of trading securities. In the first quarter of 2008, cash used in investing activity related to our business combination with OMX AB, net of cash acquired, as well as the acquisition of 33 1/3% of the equity of NASDAQ Dubai and the equity interest in Agora-X, for total cash paid of $1,964 million.

Cash provided by (used in) financing activities. Cash used in financing activities in the first quarter of 2009 consisted of a $56 million principal payment made on our Term Loan Facility. In addition, we repurchased $24 million principal amount of our 2.50% convertible senior notes for a cash payment of $20 million and recognized a pre-tax gain of $4 million, net of debt issuance and other costs. We also made a $4 million payment on our other credit facilities in the first quarter of 2009. In the first quarter of 2008, cash provided by financing activities consisted of the proceeds from the issuance of $475 million aggregate principal amount of 2.50% convertible senior notes and $1,050 million in senior secured indebtedness under our Credit Facilities.

Capital Resources and Working Capital

Working capital (calculated as current assets less current liabilities) was $342 million at March 31, 2009, compared with $351 million at December 31, 2008, a decrease of $9 million. We have historically been able to generate sufficient funds from operations to meet working capital requirements. At March 31, 2009, we had contractual debt obligations of $2,521 million, of which $225 million is due within one year. See below for further discussion.

At March 31, 2009, none of our lenders were affiliated with NASDAQ OMX, except to the extent, if any, that SLP would be deemed an affiliate of NASDAQ OMX due to its ownership of $119 million aggregate principal amount of the 3.75% convertible notes and shares of our common stock and representation on our board of directors.

3.75% Convertible Notes due 2012

As of March 31, 2009, approximately $120 million in aggregate principal amount of the 3.75% convertible notes due 2012 remained outstanding, of which $119 million was owned by SLP.

2.50% Convertible Senior Notes due 2013

In the first quarter of 2008, in connection with the business combination with OMX AB, we completed the offering of $475 million aggregate principal amount of 2.50% convertible senior notes due 2013. In the first quarter of 2009, we repurchased $24 million principal amount of the notes for a cash payment of $20 million and recognized a pre-tax gain on the early extinguishment of debt of $4 million, net of debt issuance and other costs of $0.4 million which is recorded in general, administrative and other expense in the Condensed Consolidated Statements of Income for the three months ended March 31, 2009. The aggregate principal amount outstanding on these notes as of December 31, 2008 was $475 million. As a result of this repurchase, the remaining aggregate principal amount outstanding on these notes as of March 31, 2009 was $451 million. It is our intent and policy to settle the principal amount of the notes in cash and we are permitted to settle the conversion premium in shares of our common stock or cash.

Credit Facilities

In the first quarter of 2008, we entered into the Credit Facilities to finance the business combination with OMX AB, the acquisition of PHLX and the Nord Pool transaction. The Credit Facilities provide for up to $2,075 million of debt financing, which includes (i) a five-year, $2,000 million senior secured term loan facility which consists of (a) a $1,050 million term loan facility allocated to the OMX AB business combination, (b) a $650 million term loan facility allocated to our acquisition of PHLX and (c) a $300 million term loan facility allocated to fund the Nord Pool transaction and (ii) a five-year, $75 million senior secured revolving credit facility. At March 31, 2009 and December 31, 2008, the revolving credit facility was unused. Total debt obligations outstanding under the Credit Facilities were $1,869 million at March 31, 2009 and $1,925 million at December 31, 2008.

Under the provisions of our Credit Facilities, we are required to maintain approximately 30% of our debt structure on a fixed rate basis for two years from the date of the credit agreement. As such, in August 2008, we entered into interest rate swap agreements that effectively converted $200 million of funds borrowed under our Credit Facilities, which is floating rate debt, to a fixed rate basis through August 2011. The interest rate swap was fixed to a LIBOR base rate of 3.73% plus the current credit spread of 200 basis points as of March 31, 2009. The credit spread (not to exceed 200 basis points) is subject to change based upon the leverage ratio in accordance with the Credit Facilities. See “Cash Flow Hedges,” of Note 14, “Derivative Financial Instruments and Hedging Activities,” to the condensed consolidated financial statements for further discussion.

In addition to the $75 million revolving credit facility discussed above, we have credit facilities related to our clearinghouses in order to meet liquidity requirements. These credit facilities, which are available in multiple currencies, primarily Swedish Krona and U.S. dollars, totaled $307 million at March 31, 2009, of which $1 million was drawn and was included in other accrued liabilities in the Condensed Consolidated Balance Sheets.

See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion of our 3.75% convertible notes, 2.50% convertible senior notes and Credit Facilities.

Broker-Dealer Net Capital Requirements

Our broker-dealer subsidiaries, Nasdaq Execution Services and NASDAQ Options Services, are subject to regulatory requirements intended to ensure their general financial soundness and liquidity, which require that they comply with minimum capital requirements. At March 31, 2009, Nasdaq Execution Services was required to maintain minimum net capital of $0.3 million and had total net capital of approximately $5.0 million or $4.7 million in excess of the minimum amount required. At March 31, 2009, NASDAQ Options Services was also required to maintain minimum net capital of $0.3 million and had total net capital of approximately $4.8 million or $4.5 million in excess of the minimum amount required.

Other Capital Requirements

NASDAQ Options Services is also required to maintain a $2 million minimum level of net capital under our clearing arrangement with The Options Clearing Corporation, or OCC.

Derivative Clearing Operations Regulatory Capital Requirements

We are required to maintain minimum levels of regulatory capital for our clearing operations for NASDAQ OMX Stockholm, NASDAQ OMX Commodities and IDCG. The level of regulatory capital required to be maintained is dependent upon many factors including market conditions and creditworthiness of the counterparty. At March 31, 2009, we had regulatory capital of $379 million which is comprised of:

•	$155 million of restricted cash; and

•	$224 million primarily in Swedish government debt securities. These securities are included in financial investments, at fair value in the Condensed Consolidated Balance Sheets as of March 31, 2009.

OMX AB Share Purchase

On August 27, 2008, through compulsory acquisition procedures under Swedish law, NASDAQ OMX received advanced title for the remaining 1.2% of OMX AB shares held by OMX AB shareholders for an aggregate consideration of SEK 370.8 million ($61.7 million at August 27, 2008). As a result of the compulsory acquisition procedures, OMX AB is now wholly-owned by NASDAQ OMX. The additional purchase price for the shares acquired was included in other liabilities in the Condensed Consolidated Balance Sheets as of December 31, 2008. In accordance with the compulsory acquisition procedures, NASDAQ OMX was required to maintain cash amounts greater than the total amount due, and as such, segregated SEK 440 million ($73.2 million as of August 27, 2008) in other assets in the Condensed Consolidated Balance Sheets as of December 31, 2008. In February 2009, NASDAQ OMX paid the full liability of SEK 370.8 million ($41 million at February 28, 2009) plus interest to holders of the remaining 1.2% of OMX AB shares.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

Interest Rate Risk

The majority of our financial assets and liabilities are based on floating rates and fixed rates with an outstanding maturity or reset date falling in less than one year. The following table summarizes our significant exposure to interest rate risk as of March 31, 2009:

	Financial Assets	Financial Liabilities(2)	Total Net Exposure	Negative impact of a 100 bp adverse shift in interest rate(3)
	(in millions)
Floating rate(1) positions in:
U.S. Dollars	$295	$1,669	$(1,374)	$13.7
Swedish Krona	56	—	56	0.6
Danish Krone	10	—	10	0.1
Norwegian Krone	123	67	56	0.6
Euro	9	—	9	0.1

Fixed rate positions in:
U.S. Dollars(4)	—	771	(771)	—
Swedish Krona(5)	224	—	224	1.1
Norwegian Krone	—	14	(14)	—

Total	$717	$2,521	$(1,804)	$16.2

(1)	Includes floating rate and fixed interest rates with a maturity or reset date due within 12 months.
(2)	Represents total contractual debt obligations.
(3)	Annualized impact of a 100 basis point parallel adverse shift in the yield curve.
(4)

Includes $200 million of our Credit Facilities which was swapped to fixed rate using float-to-fixed interest rate swaps in the third quarter of 2008. See “Interest Rate Swaps,” of Note 8, “Debt Obligations,” and “Cash Flow Hedges,” of Note 14, “Derivative Financial Instruments and Hedging Activities,” to the condensed consolidated financial statements for further discussion.

(5)

Primarily consists of our Swedish government debt securities, which are classified as trading investment securities, with an average duration of 0.5 years. See Note 13, “Fair Value of Financial Instruments,” to the condensed consolidated financial statements for further discussion.

We are exposed to cash flow risk on floating rate positions. Because we are a net lender in Swedish Krona, Danish Krone, Norwegian Krone and Euro, when interest rates in these currencies decrease, net interest income decreases. Based on March 31, 2009 positions, each 1.0% decrease in the Swedish Krona, Danish Krone, Norwegian Krone and Euro interest rates would impact annual pre-tax income by $1.4 million in total as reflected in the table above. Because we are a net borrower in U.S. dollars, when interest rates in U.S. dollars increase, our net interest cost increases. Based on March 31, 2009 positions, a 1.0% increase in U.S. dollar interest rates would impact annual pre-tax income by $13.7 million.

We are exposed to a price risk on our fixed rate positions held in our Swedish government debt securities portfolio. At March 31, 2009, fixed rate positions with an average outstanding maturity or reset date falling in more than one year amounted to $224 million. A shift of 1.0% of the interest rate curve would in aggregate impact the fair value of these positions by approximately $1.0 million. The average duration of the portfolio was 0.5 years. The net effect of such a yield curve shift taking into account the change in fair value and the increase in interest income would impact annual pre-tax income negatively by $1.1 million.

Foreign Currency Exchange Risk

As an international company, we are subject to currency translation risk. For the three months ended March 31, 2009, approximately 32% of our revenues less liquidity rebates, brokerage, clearance and exchange fees and 19% of our operating income are derived in currencies other than the U.S. dollar, primarily the Swedish Krona and Euro.

Our primary exposure to foreign denominated revenues less liquidity rebates, brokerage, clearance and exchange fees and operating income for the three months ended March 31, 2009 is presented in the following table:

	Swedish Krona	Euro	Other Foreign Currencies
	(in millions, except currency rate)
Average foreign currency rate to the U.S. dollar in first quarter of 2009	0.1192	1.3056	#
Average foreign currency rate to the U.S. dollar in first quarter of 2008	0.1594	1.4992	#
Percentage of revenues less liquidity rebates, brokerage, clearance and exchange fees	18%	4%	10%
Percentage of operating income	9%	6%	4%
Impact of a 10% adverse currency fluctuation on revenues less liquidity rebates, brokerage, clearance and exchange fees	$(7)	$(2)	$(3)
Impact of a 10% adverse currency fluctuation on operating income	$(2)	$(1)	$(1)

#	Represents multiple foreign currency rates.

Equity Risk

Our investments in foreign subsidiaries are exposed to volatility in currency exchange rates through translation of the foreign subsidiaries’ net assets or equity to U.S. dollars. Our primary exposure to this equity risk for the three months ended March 31, 2009 is presented by foreign currency in the following table:

	Net Investment	Impact on Consolidated Equity of a 10% Decrease in Foreign Currency
	(millions of dollars)
Swedish Krona	$251	$25
Euro	100	10
Danish Krone	113	11
Norwegian Krone	72	7

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

Our subsidiaries Nasdaq Execution Services and NASDAQ Options Services may be exposed to credit risk, due to the default of trading counterparties, in connection with the clearing and routing services that Nasdaq Execution Services and NASDAQ Options Services provide for our trading customers. System trades in equities routed to other market centers for members of The NASDAQ Stock Market are cleared by Nasdaq Execution Services, as a member of the NSCC. System trades in derivative contracts executed in the opening and closing cross and trades routed to other market centers are cleared by NASDAQ Options Services, as a member of the OCC.

Pursuant to the rules of the NSCC and Nasdaq Execution Services’ clearing agreement, Nasdaq Execution Services is liable for any losses incurred due to a counterparty or a clearing agent’s failure to satisfy its contractual obligations, either by making payment or delivering securities. Pursuant to the rules of the OCC and NASDAQ Options Services’ clearing agreement, NASDAQ Options Services is also liable for any losses incurred due to a counterparty or a clearing agent’s failure to satisfy its contractual obligations, either by making payment or delivering securities. Adverse movements in the prices of securities and derivative contracts that are subject to these transactions can increase our credit risk. However, we believe that the risk of material loss is limited, as Nasdaq Execution Services’ and NASDAQ Options Services’ customers are not permitted to trade on margin and NSCC and OCC rules limit counterparty risk on self-cleared transactions by establishing credit limits and capital deposit requirements for all brokers that clear with NSCC and OCC. Both Nasdaq Execution Services and NASDAQ Options Services have never incurred a liability due to a customer’s failure to satisfy its contractual obligations as counterparty to a system trade. Credit difficulties or insolvency or the perceived possibility of credit difficulties or insolvency of one or more larger or visible market participants could also result in market-wide credit difficulties or other market disruptions.

In addition, through our clearing operations in the derivative markets with NASDAQ OMX Commodities, NASDAQ OMX Stockholm and IDCG, we are the legal counterparty for each derivative position traded and thereby guarantee the fulfillment of each contract. We are required to pledge collateral for commitments with other clearinghouses. The amount of these commitments is calculated on the gross exposure between the clearinghouses. As collateral for these obligations, we have obtained financial guarantees and credit facilities which are guaranteed by us through counter indemnities. At March 31, 2009, these guarantees and credit facilities totaled $707 million.

We require our customers to pledge collateral and meet certain minimum financial standards to mitigate the risk if they become unable to satisfy their obligations. At March 31, 2009, total customer pledged collateral with NASDAQ OMX Commodities and NASDAQ OMX Stockholm was $6.4 billion. This pledged collateral is held by a custodian bank. Since these funds are not held by NASDAQ OMX Commodities and NASDAQ OMX Stockholm and they are not available for our use, we do not receive any interest income on these funds. Customer pledged cash collateral held by IDCG was $3 million at March 31, 2009 and is included in restricted cash with an offsetting liability included in other accrued liabilities in the Condensed Consolidated Balance Sheets, as the risks and rewards of collateral ownership, including interest, belongs to IDCG. Non-cash margin and guaranty fund deposits pledged to IDCG are not reflected in the Condensed Consolidated Balance Sheets as IDCG does not take legal ownership.

We believe that the potential for us to be required to make payments under these arrangements is mitigated through the pledged collateral, our risk management policies and, in the case of NASDAQ OMX Commodities, a default insurance policy. Accordingly, no contingent liability is recorded in the Condensed Consolidated Balance Sheets for these arrangements.

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

Contractual Obligations and Contingent Commitments

NASDAQ OMX has contractual obligations to make future payments under debt obligations by contract maturity, minimum rental commitments under non-cancelable operating leases, net and other obligations. The following table shows these contractual obligations:

	Payments Due by Period
Contractual Obligations	Total	Remainder of 2009	2010-2011	2012-2013	2014-thereafter
	(in millions)
Debt obligations by contract maturity (See Note 8, “Debt Obligations”)(1)	$2,739	$218	$1,068	$1,435	$18
Minimum rental commitments under non-cancelable operating leases, net	439	48	107	89	195
Other obligations	7	4	3	—	—

	Payments Due by Period
Contractual Obligations	Total	Remainder of 2009	2010-2011	2012-2013	2014-thereafter
	(in millions)
Total	$3,185	$270	$1,178	$1,524	$213

(1)

Our debt obligations include both principal and interest obligations. The interest on our Credit Facilities reflects the net interest payment after consideration of interest rate swap agreements that effectively converted $200 million of our Credit Facility to fixed rate debt. See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion. A weighted-average interest rate of 2.79% at March 31, 2009 was used to compute the amount of the contractual obligations for interest on our Credit Facilities. For our 3.75% convertible notes, the contractual obligation for interest was calculated on a 360 day basis at the contractual fixed rate of 3.75% multiplied by the remaining aggregate principal amount of $120 million at March 31, 2009. The 2.50% convertible senior notes contractual obligation for interest was calculated on a 360 day basis at the contractual fixed rate of 2.50% multiplied by the aggregate principal amount of $451 million at March 31, 2009.

Off-Balance Sheet Arrangements

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

Obligations Under Guarantee

NASDAQ OMX guarantees the obligations of The NASDAQ Stock Market LLC under the 3.75% convertible notes due October 22, 2012 and the related indenture.

Guarantees Issued and Collateral Received for Clearing Operations

Through our clearing operations in the derivative markets of NASDAQ OMX Commodities, NASDAQ OMX Stockholm and IDCG, we are the legal counterparty for each derivative position traded and thereby guarantee the fulfillment of each contract. We are required to pledge collateral for commitments with other clearinghouses. The amount of these commitments is calculated on the gross exposure between the clearinghouses. As collateral for these obligations, we have obtained financial guarantees and credit facilities which are guaranteed by us through counter indemnities. At March 31, 2009, these guarantees and credit facilities totaled $707 million.

We require our customers to pledge collateral and meet certain minimum financial standards to mitigate the risk if they become unable to satisfy their obligations. At March 31, 2009, total customer pledged collateral with NASDAQ OMX Commodities and NASDAQ OMX Stockholm was $6.4 billion. This pledged collateral is held by a custodian bank. Since these funds are not held by NASDAQ OMX Commodities and NASDAQ OMX Stockholm and they are not available for our use, we do not receive any interest income on these funds. Customer pledged cash collateral held by IDCG was $3 million at March 31, 2009 and is included in restricted cash with an offsetting liability included in other accrued liabilities in the Condensed Consolidated Balance Sheets, as the risks and rewards of collateral ownership, including interest, belongs to IDCG. Non-cash margin and guaranty fund deposits pledged to IDCG are not reflected in the Condensed Consolidated Balance Sheets as IDCG does not take legal ownership.

We believe that the potential for us to be required to make payments under these arrangements is mitigated through the pledged collateral, our risk management policies and, in the case of NASDAQ OMX Commodities, a default insurance policy. Accordingly, no contingent liability is recorded in the Condensed Consolidated Balance Sheets for these arrangements.

Other Guarantees

We have provided other guarantees as of March 31, 2009 of $16 million, primarily related to obligations for our rental and leasing contracts. We have received financial guarantees from various financial institutions to support these guarantees.

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

(b). Internal controls over financial reporting There have been no changes in NASDAQ OMX’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, NASDAQ OMX’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not currently a party to any litigation that we believe could have a material adverse effect on our business, consolidated financial condition, or operating results. However, from time to time, we have been threatened with, or named as a defendant in, lawsuits or involved in regulatory proceedings.

Item 1A.	Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 as filed with the SEC on February 27, 2009. These risks could materially and adversely affect our business, financial condition and results of operations. The risks and uncertainties in our Form 10-K are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases made in the fiscal quarter ended March 31, 2009 (in whole number of shares):

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Units)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 2009	4,492	$23.86	—	—
February 2009	1,456	21.44	—	—
March 2009	5,153	21.93	—	—

Total	11,101	$22.65	—	—

The shares repurchased during the first quarter of 2009 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants.

Item 3.	Defaults upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

The exhibits required by this item are listed on the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE NASDAQ OMX GROUP, INC.
(Registrant)

Date: May 8, 2009	By:	/s/ ROBERT GREIFELD
	Name:	Robert Greifeld
	Title:	Chief Executive Officer

Date: May 8, 2009	By:	/s/ DAVID P. WARREN
	Name:	David P. Warren
	Title:	Executive Vice President and Chief Financial Officer

Index

Exhibit Number
3.1	Certificate of Elimination of the Series D Preferred Stock of NASDAQ OMX (previously filed with our Current Report on Form 8-K on March 12, 2009).

11	Statement regarding computation of per share earnings (incorporated herein by reference from Note 12 to the condensed consolidated financial statements under Part I, Item 1 of this Form 10-Q).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.