Form 10-Q
period 2009-06-30
NASDAQ OMX GROUP, INC.
filed 2009-08-07
CIK 1120193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2009
Common Stock, $.01 par value per share	202,741,202 shares

The NASDAQ OMX Group, Inc.

Form 10-Q

For the Quarterly Period Ended June 30, 2009

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

This Quarterly Report on Form 10-Q includes market share and industry data that we obtained from industry publications and surveys, reports of governmental agencies and internal company surveys. Industry publications and surveys generally state that the information they contain has been obtained from sources believed to be reliable, but we cannot assure you that this information is accurate or complete. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Statements as to our market position are based on the most currently available market data. For market comparison purposes, The NASDAQ Stock Market data in this Quarterly Report on Form 10-Q for initial public offerings, or IPOs, is based on data provided by Thomson Financial, which does not include best efforts underwritings, and we have chosen to exclude closed-end funds; therefore, the data may not be comparable to other publicly-available IPO data. Data in this Quarterly Report on Form 10-Q for secondary offerings for The NASDAQ Stock Market also is based on data provided by Thomson Financial. Data in this Quarterly Report on Form 10-Q for new listings of equity securities on The NASDAQ Stock Market is based on data generated internally by us, which includes best efforts underwritings and issuers that switched from other listing venues, closed-end funds and exchange traded funds, or ETFs. OMX data in this Quarterly Report on Form 10-Q for IPOs and new listings of equity securities on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic also is based on data generated internally by us. IPOs, secondary offerings and new listings data is presented as of period end. While we are not aware of any misstatements regarding industry data presented herein, our estimates involve risks and uncertainties and are subject to change based on various factors. We undertake no obligation to update any industry data, except as may be required by the federal securities laws. We refer you to the “Risk Factors” section in this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009 that was filed with the Securities and Exchange Commission, or SEC, on May 8, 2009 and our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 that was filed with the SEC on February 27, 2009.

ii

Forward-Looking Statements

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains these types of statements. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words or terms of similar substance used in connection with any discussion of future operating results or financial performance identify forward-looking statements. These include, among others, statements relating to:

•	our 2009 outlook;

•	the scope, nature or impact of acquisitions, dispositions, investments or other transactional activities;

•	the integration of our recently acquired businesses, including accounting decisions relating thereto;

•	the effective dates for, and expected benefits of, ongoing initiatives;

•	future tax benefits;

•	the cost and availability of liquidity; and

•	the outcome of any litigation and/or government investigation to which we are a party and other contingencies.

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

•	loss of significant trading volume or listed companies;

•	covenants in our credit facilities, indentures and other agreements governing our indebtedness which may restrict the operation of our business;

•	economic, political and market conditions and fluctuations, including interest rate and foreign currency risks, inherent in U.S. and international operations;

•	adverse global economic and credit conditions;

•	government and industry regulation; and

•	adverse changes that may occur in the securities markets generally.

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the uncertainty and any risk related to forward-looking statements that we make. These risk factors are discussed under the caption “Part II. Item 1A. Risk Factors,” in this Quarterly Report on Form 10-Q and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009 that was filed with the SEC on May 8, 2009 and more fully described in the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 that was filed with the SEC on February 27, 2009. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. You should carefully read this entire Form 10-Q, including “Part 1. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the condensed consolidated financial statements and the related notes. Except as required by the federal securities laws, we undertake no obligation to update any forward-looking statement, release publicly any revisions to any forward-looking statements, report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

The NASDAQ OMX Group, Inc.

PART 1—FINANCIAL INFORMATION

Item 1. Financial Statements.

The NASDAQ OMX Group, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues
Market Services	$768	$684	$1,551	$1,406
Issuer Services	82	92	161	169
Market Technology	36	43	65	55
Other	3	3	6	5

Total revenues	889	822	1,783	1,635

Cost of revenues
Liquidity rebates	(381)	(347)	(837)	(732)
Brokerage, clearance and exchange fees	(141)	(95)	(211)	(245)

Total cost of revenues	(522)	(442)	(1,048)	(977)

Revenues less liquidity rebates, brokerage, clearance and exchange fees	367	380	735	658

Operating expenses
Compensation and benefits	105	115	202	189
Marketing and advertising	3	4	5	6
Depreciation and amortization	27	22	50	38
Professional and contract services	17	23	36	36
Computer operations and data communications	14	17	29	25
Occupancy	18	17	35	29
Regulatory	10	7	19	15
Merger expenses	3	6	11	7
General, administrative and other	11	14	24	25

Total operating expenses	208	225	411	370

Operating income	159	155	324	288
Interest income	2	8	7	18
Interest expense	(25)	(24)	(51)	(34)
Dividend and investment income	1	3	1	3
Loss on sale of investment security	(5)	—	(5)	—
Income (loss) from unconsolidated investees, net	(18)	1	(20)	28
Gain on foreign currency contracts, net	—	5	—	40

Income before income taxes	114	148	256	343
Income tax provision	46	47	94	122

Net income	68	101	162	221
Net (income) expense attributable to noncontrolling interests	1	(1)	1	(1)

Net income attributable to NASDAQ OMX	$69	$100	$163	$220

Basic and diluted earnings per share:
Basic	$0.34	$0.50	$0.81	$1.22

Diluted	$0.33	$0.47	$0.77	$1.14

See accompanying notes to condensed consolidated financial statements.

The NASDAQ OMX Group, Inc.

Condensed Consolidated Balance Sheets

(in millions, except share and par value amounts)

	June 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$419	$374
Restricted cash	152	141
Financial investments, at fair value	236	227
Receivables, net	383	339
Deferred tax assets	42	27
Market value, outstanding derivative positions	3,034	4,122
Other current assets	171	198

Total current assets	4,437	5,428
Non-current restricted cash	50	50
Property and equipment, net	170	183
Non-current deferred tax assets	615	659
Goodwill	4,591	4,492
Intangible assets, net	1,581	1,583
Other assets	216	357

Total assets	$11,660	$12,752

Liabilities and equity
Current liabilities:
Accounts payable and accrued expenses	$236	$242
Section 31 fees payable to SEC	114	49
Accrued personnel costs	97	157
Deferred revenue	171	98
Other accrued liabilities	110	165
Deferred tax liabilities	21	19
Market value, outstanding derivative positions	3,034	4,122
Current portion of debt obligations	225	225

Total current liabilities	4,008	5,077
Debt obligations	2,090	2,299
Non-current deferred tax liabilities	688	696
Non-current deferred revenue	163	155
Other liabilities	198	222

Total liabilities	7,147	8,449

Commitments and contingencies
Equity
NASDAQ OMX stockholders’ equity:
Common stock, $0.01 par value, 300,000,000 shares authorized, shares issued: 203,036,921 at June 30, 2009 and 202,188,144 at December 31, 2008; shares outstanding: 202,725,160 at June 30, 2009 and 201,896,700 at December 31, 2008	2	2
Preferred stock, 30,000,000 shares authorized, none issued or outstanding	—	—
Additional paid-in capital	3,593	3,569
Common stock in treasury, at cost: 311,761 shares at June 30, 2009 and 291,444 shares at December 31, 2008	(11)	(10)
Accumulated other comprehensive loss	(600)	(619)
Retained earnings	1,507	1,344

Total NASDAQ OMX stockholders’ equity	4,491	4,286
Noncontrolling interests	22	17

Total equity	4,513	4,303

Total liabilities and equity	$11,660	$12,752

See accompanying notes to condensed consolidated financial statements.

The NASDAQ OMX Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in millions)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities
Net income	$162	$221
Net (income) expense attributable to noncontrolling interests	1	(1)

Net income attributable to NASDAQ OMX	163	220
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	50	38
Share-based compensation	17	12
Excess tax benefits related to share-based compensation	(3)	(3)
Provision for bad debts	3	—
Gain on early extinguishment of debt	(4)	—
Gain on foreign currency contracts, net	—	(40)
Deferred taxes, net	(35)	(39)
Loss on sale of investment security	5	—
(Income) loss from unconsolidated investees, net	20	(28)
Other non-cash items included in net income	—	3
Net change in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	(49)	18
Other assets	23	(42)
Accounts payable and accrued expenses	(7)	32
Section 31 fees payable to SEC	64	6
Accrued personnel costs	(65)	(17)
Deferred revenue	80	49
Other accrued liabilities	(46)	18
Other liabilities	8	(7)

Cash provided by operating activities	224	220

Cash flows from investing activities
Purchases of trading securities	(211)	(26)
Proceeds from sales and redemptions of trading securities	203	—
Proceeds from sale of available-for-sale investment	22	—
Proceeds from sale of equity method investment	54	—
Purchases of foreign currency contracts	—	(13)
Settlement of foreign currency contracts	—	67
Acquisitions of businesses, net of cash and cash equivalents acquired and purchase accounting adjustments	(19)	(1,989)
Purchases of property and equipment	(31)	(27)
Proceeds from sales of property and equipment	1	—

Cash provided by (used in) investing activities	19	(1,988)

Cash flows from financing activities
Proceeds from contributions of noncontrolling interests	7	—
Proceeds from debt obligations, net of debt issuance costs	—	1,477
Payments of debt obligations	(228)	(353)
Issuances of common stock, net of treasury stock purchases	7	3
Excess tax benefits related to share-based compensation	3	3

Cash provided by (used in) financing activities	(211)	1,130

Effect of exchange rate changes on cash and cash equivalents	13	9

Increase (decrease) in cash and cash equivalents	45	(629)
Cash and cash equivalents at beginning of period	374	1,325

Cash and cash equivalents at end of period	$419	$696

Supplemental Disclosure Cash Flow Information
Cash paid for:
Interest	$38	$15
Income taxes, net of refund	$137	$152

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

In the U.S., we operate The NASDAQ Stock Market, a registered national securities exchange. The NASDAQ Stock Market is the largest electronic cash equity securities market in the world in terms of share value traded. As of June 30, 2009, The NASDAQ Stock Market was home to 2,894 listed companies with a combined market capitalization of approximately $3.1 trillion. In addition, in the U.S. we operate NASDAQ OMX PHLX, which is the third largest U.S. options market, The NASDAQ Options Market, a second options market, NASDAQ OMX BX, a second cash equities trading market, NASDAQ OMX Futures Exchange, or NFX, a futures market, and International Derivatives Clearing Group, or IDCG, a derivatives clearinghouse.

In Europe, we operate exchanges in Stockholm (Sweden), Copenhagen (Denmark), Helsinki (Finland), and Iceland as NASDAQ OMX Nordic and exchanges in Tallinn (Estonia), Riga (Latvia) and Vilnius (Lithuania) as NASDAQ OMX Baltic. In addition, we operate NASDAQ OMX Europe (London), a marketplace for pan-European blue chip securities trading, NASDAQ OMX Commodities (Norway), an offering for trading and clearing commodities, and the Armenian Stock Exchange.

The exchanges that comprise NASADQ OMX Nordic and NASDAQ OMX Baltic offer trading in cash equities, bonds, structured products and ETFs, as well as trading and clearing of derivatives. Our Nordic and Baltic operations also offer alternative marketplaces for smaller companies called NASDAQ OMX First North. As of June 30, 2009, the exchanges within NASDAQ OMX Nordic and NASDAQ OMX Baltic were home to 808 listed companies with a combined market capitalization of approximately $697 billion.

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

The exchanges that comprise NASDAQ OMX Baltic offer their members trading, clearing, payment and custody services. Issuers, primarily large companies, are offered listing and a distribution network for their securities. The securities traded are mainly equities, bonds and treasury bills. Clearing, payment and custody services are offered through the central securities depositories in Estonia, Latvia and Lithuania. In addition, in Estonia and Latvia, NASDAQ OMX offers registry maintenance of fund units included in obligatory pension funds, and in Estonia, the maintenance of shareholder registers for listed companies. The Baltic central securities depositories offer a complete range of cross-border settlement services.

Pan-European Transaction Services

NASDAQ OMX Europe is a marketplace designed for high performance trading of the most actively traded European stocks. It is the first platform to connect European liquidity pools with pan-European routing. As of June 30, 2009, NASDAQ OMX Europe traded 876 securities including constituents of the main European indices, ETFs and other highly liquid securities.

Commodities Trading and Clearing

NASDAQ OMX Commodities, together with third party partner Nord Pool ASA, provides access to the world’s largest power derivatives markets and one of Europe’s largest carbon markets. NASDAQ OMX Commodities offers international derivatives and carbon products, operates a clearing business and offers consulting services to commodities markets globally. Nord Pool is responsible for exchange operations and trading activities, including ownership of Nordic derivatives products. NASDAQ OMX Commodities and Nord Pool have 385 members from 22 countries across a wide range of energy producers and consumers, as well as financial institutions. NASDAQ OMX Commodities’ offering is designed for banks, brokers, hedge funds and other financial institutions, as well as power utilities, industrial, manufacturing and oil companies. NASDAQ OMX Commodities offers clearing services for energy derivative and carbon product contracts by serving as the CCP. In doing so, we guarantee the completion of the transaction and market participants can thereby limit their counterparty risk. We also act as the counterparty for trades on the OTC derivative market subject to our approval on a case-by-case basis. Trading on the contracts can take place up until the delivery period which can occur over a period of up to six years.

Access Services

We provide market participants with several alternatives for accessing our markets for a fee. We also earn revenues from annual and monthly exchange membership and registration fees.

Market Data

Market Data revenues are earned from U.S. tape plans and proprietary U.S. and European market data products.

Net U.S. Tape Plans

The NASDAQ Stock Market operates as the exclusive Securities Information Processor of the Unlisted Trading Privileges Plan, or the UTP Plan, for the collection and dissemination of best bid and offer information and last transaction information from markets that quote and trade in NASDAQ-listed securities. The NASDAQ Stock Market also is a participant in the UTP Plan and shares in the net distribution of revenue according to the plan on the same terms as the other plan participants. In the role as the Securities Information Processor, The NASDAQ Stock Market collects and disseminates quotation and last sale information for all transactions in NASDAQ-listed securities whether on The NASDAQ Stock Market or other exchanges. We sell this information to market participants and to data distributors which the data distributors then provide to subscribers. After deducting costs associated with acting as an exclusive Securities Information Processor, as permitted under the revenue sharing provision of the UTP Plan, we distribute the tape fees to the respective UTP Plan participants, including The NASDAQ Stock Market, based on a formula required by Regulation NMS that takes into account both trading and quoting activity. In addition, all quotes and trades in New York Stock Exchange, or NYSE-, and NYSE Amex-listed securities are reported and disseminated in real time, and as such, we share in the tape fees for information on NYSE- and NYSE Amex-listed securities.

U.S. Market Data Products

Our market data products enhance transparency and provide critical information to the professional and non-professional marketplace. We collect and process information and earn revenues as a distributor of our market data. We provide varying levels of quote and trade information to market participants and to data distributors, who in turn provide subscriptions for this information. Our systems enable distributors to gain direct access to our market depth, index values, mutual fund valuation, order imbalances, market sentiment and other analytical data. We earn revenues primarily based on the number of data subscribers and distributors of our data.

European Market Data Products

European market data products and services provide critical market transparency to the professional and non-professional investors that participate in European marketplaces, especially NASDAQ OMX Nordic, NASDAQ OMX Baltic and NASDAQ OMX Europe and, at the same time, give investors greater insight into these markets.

Information products and services that are based on the trading information from the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic for three classes of securities: equities, bonds and derivative instruments. We provide varying levels of quote and trade information to market participants and to data distributors, who in turn provide subscriptions for this information. Revenues from European market data are subscription based and are generated primarily based on the number of data subscribers and distributors of our data.

Broker Services

Our Broker Services operations offer technology and customized securities administration solutions to financial participants in the Nordic market and in the United Kingdom. Broker Services provide services through a registered securities company which is regulated by the Swedish and United Kingdom Financial Supervisory Authorities. The primary services include flexible back-office systems, which allow customers to entirely or partly outsource their company’s back-office functions.

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

Market Technology

The Market Technology segment delivers technology and services to marketplaces throughout the world. Market Technology provides technology solutions for trading, clearing and settlement, and information dissemination, as well as offering facility management integration and advisory services. Revenues are derived from three primary sources: license, support and project revenues, facility management services revenues and other revenues. License, support and project revenues are derived from the system solutions developed and sold by NASDAQ OMX. After we have developed and sold a system solution, the customer licenses the right to use the software. In addition, license revenues include the amortization of the deferred revenue related to our contribution of technology licenses to NASDAQ Dubai and advisory services. See “The combination with OMX AB and strategic partnership with Borse Dubai Limited,” of Note 4, “Acquisitions and Strategic Initiatives in 2008,” for further discussion of our transaction with Borse Dubai Limited. Facility management services revenues are derived when NASDAQ OMX assumes responsibility for the continuous operation of a system platform for a customer and receives facility management services revenues. Other revenues include advisory services.

For further discussion of our segments, see Note 16, “Segments.”

2. Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, and include the accounts of NASDAQ OMX, its wholly-owned subsidiaries and other entities in which NASDAQ OMX has a controlling financial interest. All significant intercompany accounts and transactions have been eliminated in consolidation. We consolidate those entities in which we are the primary beneficiary of a variable-interest entity, or VIE, as defined in Financial Accounting Standards Board, or FASB, Interpretation No. 46(R), “Consolidation of Variable Interest Entities (revised December 2003), an interpretation of Accounting Research Bulletin, or ARB, No. 51 (as amended by SFAS No. 160), or ARB 51,” and entities where we have a controlling financial interest in accordance with ARB 51. As of June 30, 2009 and December 31, 2008, we were not the primary beneficiary of any VIE. When NASDAQ OMX is not the primary beneficiary of a VIE or does not have a controlling interest in an entity but exercises significant influence over the entity’s operating and financial policies, such investment is accounted for under the equity method of accounting in accordance with Accounting Principles Board, or APB, Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” or APB 18.

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

Income Taxes

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

In June 2009, NASDAQ OMX filed an application for an advance tax ruling with the Swedish Tax Council for Advanced Tax Rulings. The application was filed to confirm whether certain interest expense is deductible for Swedish tax purposes under legislation that became effective on January 1, 2009. We expect to receive a favorable response from the Swedish Tax Council for Advance Tax Rulings by our fiscal year end 2009. We recorded the Swedish tax benefit as described above in our condensed consolidated financial statements. In the second quarter of 2009, we recorded a tax benefit of $5 million, or $.02 per diluted share. For the first six months of 2009, we recorded a tax benefit of $9 million, or $.04 per diluted share. We expect to record recurring quarterly tax benefits of $4 million to $5 million with respect to this issue for the foreseeable future.

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

The adoption of SFAS 141(R) did not have a material impact on our condensed consolidated financial statements as of June 30, 2009.

SFAS No. 160 - On January 1, 2009, we adopted the provisions of SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51,” or SFAS 160. SFAS 160 changed the accounting and reporting for minority interests, which are now characterized as noncontrolling interests and classified as a component of equity. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing noncontrolling interests. All other requirements of SFAS 160 have been applied prospectively. Noncontrolling interests were $22 million as of June 30, 2009 and $17 million as of December 31, 2008.

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

•	Disclosures about credit risk-related contingent features and concentrations of credit risk in derivative agreements.

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

On January 1, 2009, we adopted the provisions of FSP APB 14-1 which are applicable to our 2.50% convertible senior notes due 2013. We have adjusted all periods presented to reflect the reclassification of a portion of the carrying value from debt to equity and the accretion of the debt discount as part of interest expense. The incremental effect of adopting the provisions of FSP APB 14-1 on our Condensed Consolidated Statements of Income was additional interest expense of $3 million for the three months ended June 30, 2008 and $4 million for the six months ended June 30, 2008. The resulting tax benefit was $1 million for the three months ended June 30, 2008 and $2 million for the six months ended June 30, 2008. The incremental effects of adopting the provisions of FSP APB 14-1 on our Condensed Consolidated Balance Sheets at December 31, 2008 are presented in the following table (in millions).

	Before Adoption of FSP APB 14-1	Effect of Adopting FSP APB 14-1		After Adoption of FSP APB 14-1
Deferred tax liabilities	$14	$5		$19
Non-current deferred tax liabilities	672	24		696
Total debt obligations	2,598	(74	)(1)	2,524
Total liabilities	8,494	(45)		8,449
Additional paid-in capital	3,518	51	(2)	3,569
Retained earnings	1,350	(6)		1,344
Total NASDAQ OMX stockholders’ equity	4,241	45		4,286

(1)       As of December 31, 2008, the unamortized debt discount on the convertible debt included in debt obligations in the Condensed Consolidated Balance Sheets was $74 million. This amount will be accreted as part of interest expense through the maturity date of the convertible debt of August 15, 2013.

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

FASB Staff Position No. 107-1 - In April 2009, the FASB issued FSP No. 107-1, “Interim Disclosures about Fair Value of Financial Instruments,” or FSP 107-1, which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. FSP 107-1 was effective for us in our interim financial reporting period ended June 30, 2009. The adoption of FSP 107-1 did not have a material impact on our financial position, results of operations, and disclosures. The additional disclosures required by FSP 107-1 are included in Note 13, “Fair Value of Financial Instruments.”

SFAS No. 165 - In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” or SFAS 165, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the basis for why that date was selected. SFAS 165 is effective prospectively for interim and annual financial reporting periods ending after June 15, 2009. SFAS 165 was effective for us in our interim financial reporting period ended June 30, 2009. We have evaluated our subsequent events through August 7, 2009, the issuance date of this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009, and have determined that there were no significant subsequent events. The adoption of SFAS 165 did not have a material impact on our financial position, results of operations, and disclosures.

Recently Issued Accounting Pronouncements

FASB Staff Position No. 132(R)-1 - In December 2008, the FASB issued FSP No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” or FSP 132(R)-1. FSP 132(R)-1 requires that information about plan assets be disclosed, on an annual basis, based on the fair value disclosure requirements of SFAS No. 157, “Fair Value Measurements,” or SFAS 157, as amended by FSP No. 157-2, “Effective Date of FASB Statement No. 157,” or FSP 157-2. We will be required to separate plan assets into the three fair value hierarchy levels and provide a rollforward of the changes in fair value of plan assets classified as Level 3, if any. For further information on the three fair value hierarchy levels, see Note 13, “Fair Value of Financial Instruments.” FSP 132(R)-1 will be effective for NASDAQ OMX’s fiscal year end 2009. Since FSP 132(R)-1 requires only additional disclosures about our pension and other post-retirement benefit plan assets, the adoption of FAS 132(R)-1 will not affect our financial position or results of operations.

FASB Accounting Standards Codification - In June 2009, the FASB approved the FASB Accounting Standards Codification, or Codification, as the single source of authoritative nongovernmental U.S. GAAP, which was effective on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for us during our interim period ending September 30, 2009 and will not have an impact on our financial condition or results of operations. We are currently evaluating the impact to our financial reporting process of providing Codification references in our public filings.

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

The acquisition of a majority interest in International Derivatives Clearing Group. In December 2008, we acquired a majority interest in IDCG, and IDCG became an independently operated subsidiary of NASDAQ OMX. IDCG, through its clearinghouse subsidiary, International Derivatives Clearinghouse, LLC, operates a central clearinghouse that has been granted approval by the U.S. Commodity Futures Trading Commission to clear and settle interest rate swap futures contracts and other fixed income derivatives contracts. NFX is serving as the designated contract market for trading of these interest rate swap products. In June 2009, The Bank of New York Mellon Corporation made a strategic noncontrolling investment in IDCG.

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

Pro Forma Results

The condensed consolidated financial statements for the three and six months ended June 30, 2009 include the financial results of OMX AB, PHLX, BSX, certain businesses of Nord Pool, IDCG and Agora-X. Unaudited pro forma combined historical results for the three and six months ended June 30, 2008 are included in the table below. The unaudited pro forma combined results for the three months ended June 30, 2008 include the historical Condensed Consolidated Statements of Income of NASDAQ OMX and PHLX giving effect to the PHLX acquisition as if it had occurred at the beginning of the period presented. The historical results for the three months ended June 30, 2008 have not been adjusted for the OMX AB business combination as this transaction occurred on February 27, 2008, and therefore, is already included in the financial results. The unaudited pro forma combined results for the six months ended June 30, 2008 include the historical Condensed Consolidated Statements of Income of Nasdaq, OMX AB and PHLX giving effect to the OMX AB business combination and PHLX acquisition as if they had occurred at the beginning of the period presented. As stated above, we also acquired BSX in August 2008, certain businesses of Nord Pool in October 2008, IDCG in December 2008 and a 20% equity interest in Agora-X during 2008, but have not included their results prior to their respective acquisition dates in these pro forma results as these acquisitions were not considered significant.

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
	(in millions, except per share amounts)
Revenues	$865	$1,825
Revenues less liquidity rebates, brokerage, clearance and exchange fees	420	839
Net income	101	215
Net income attributable to NASDAQ OMX	100	214
Basic earnings per share	$0.50	$1.07
Diluted earnings per share	$0.47	$1.00

The pro forma results for the three months ended June 30, 2008 primarily include adjustments for amortization of the intangible assets acquired in the acquisition of PHLX, the elimination of PHLX’s non-recurring expenses related to the acquisition, additional interest expense on our credit facilities and related tax adjustments.

The pro forma results for the six months ended June 30, 2008 primarily include adjustments for amortization of the intangible assets acquired in the business combination with OMX AB, the elimination of OMX AB’s historical amortization expense, additional interest expense on our credit facilities and the 2.50% convertible senior notes, elimination of OMX AB’s historical interest expense related to OMX AB’s debt that was refinanced, elimination of interest income related to the net cash received from the sale of our investment in the London Stock Exchange Group plc, elimination of the non-recurring gain on the contribution of the Nasdaq trade name in the NASDAQ Dubai transaction discussed above, the adjustments related to the PHLX acquisition described above and related tax adjustments.

5. Goodwill and Purchased Intangible Assets

Goodwill

The following table presents the changes in goodwill by business segment during the six months ended June 30, 2009:

	Market Services	Issuer Services	Market Technology	Total
	(in millions)
Balance at December 31, 2008	$4,159	$255	$78	$4,492
Purchase accounting adjustments	34	1	9	44
Foreign currency translation adjustment	48	3	4	55

Balance at June 30, 2009	$4,241	$259	$91	$4,591

The purchase accounting adjustments for Market Services primarily consist of a reduction in the fair value of certain assets acquired, additional working capital adjustments, severance costs and additional sublease loss reserves related to the PHLX acquisition. The purchase accounting adjustments for Market Technology, which were made in the first quarter of 2009, consist of changes in estimates of customer contracts and technology write-downs related to the business combination with OMX AB. Goodwill is allocated to the reporting units based on the assignment of the fair values of each reporting unit of the acquired company. In the first quarter of 2009, we finalized the allocation of the purchase price for the OMX AB business combination. The purchase price allocation for our other 2008 acquisitions discussed in Note 4, “Acquisitions and Strategic Initiatives in 2008,” will be finalized within one year from the acquisition dates.

As of June 30, 2009, the amount of goodwill that is expected to be deductible for tax purposes in future periods is $122 million. Our methodology for allocating the purchase price relating to purchase acquisitions is determined through established valuation techniques. Goodwill is measured as the excess of the cost of an acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. We perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances for each reporting period. We considered the need to update our most recent annual goodwill impairment test as of June 30, 2009 and concluded that there were no impairment indicators that triggered a revised impairment analysis. As such, we believe the assumptions used during the year end assessment remained appropriate. There was no impairment of goodwill for the six months ended June 30, 2009 and 2008. Although there is no impairment as of June 30, 2009, events such as continued economic weakness and unexpected significant declines in operating results of reporting units, may result in our having to perform a goodwill impairment test for some or all of our reporting units prior to the required annual assessment. These types of events and the resulting analysis could result in goodwill impairment charges in the future.

Purchased Intangible Assets

The following table presents details of our total purchased intangible assets, both finite- and indefinite-lived:

	June 30, 2009				December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Weighted- Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Weighted- Average Useful Life (in Years)
	(in millions)				(in millions)
Finite-Lived Intangible Assets
Technology	$65	$(30)	$35	4	$82	$(37)	$45	4
Customer relationships	814	(89)	725	21	818	(76)	742	22
Other	5	(2)	3	9	7	(3)	4	7
Foreign currency translation adjustment	(87)	7	(80)		(94)	—	(94)

Total Finite-Lived Intangible Assets	$797	$(114)	$683		$813	$(116)	$697

Indefinite-Lived Intangible Assets
Exchange and clearing registrations	$790	$—	$790		$790	$—	$790
Trade names	173	—	173		173	—	173
Licenses	76	—	76		76	—	76
Foreign currency translation adjustment	(141)	—	(141)		(153)	—	(153)

Total Indefinite-Lived Intangible Assets	$898	$—	$898		$886	$—	$886

Total Intangible Assets	$1,695	$(114)	$1,581		$1,699	$(116)	$1,583

Amortization expense for purchased finite-lived intangible assets was $14 million for the three months ended June 30, 2009 and $28 million for the six months ended June 30, 2009 compared to $11 million for the three months ended June 30, 2008 and $20 million for the six months ended June 30, 2008. The increase from the three months ended June 30, 2008 to the three months ended June 30, 2009 was primarily due to intangible asset amortization expense on identifiable finite-lived intangible assets purchased in connection with the acquisitions of PHLX and certain businesses of Nord Pool from the date of each acquisition. The increase from the six months ended June 30, 2008 to the six months ended June 30, 2009 was primarily due to intangible asset amortization expense on identifiable finite-lived intangible assets purchased in connection with the OMX AB business combination and the acquisitions of PHLX and certain businesses of Nord Pool from the date of each acquisition.

The estimated future amortization expense (excluding the impact of future foreign exchange rate changes) of purchased intangible assets as of June 30, 2009 is as follows:

(in millions)
2009(1)	$31
2010	58
2011	46
2012	43
2013	43
2014 and thereafter	542

Total	$763

(1) Represents the estimated amortization to be recognized for the remaining six months of 2009.

6. Equity Method Investments

The equity method of accounting is used when we own less than 50% of the outstanding voting stock, but exercise significant influence over the operating and financial policies of a company.

We have $144 million of equity interest in our equity method investments, which consists primarily of an equity interest in NASDAQ Dubai, included in other assets in the Condensed Consolidated Balance Sheets as of June 30, 2009. During the second quarter of 2009, we made a strategic decision to sell our investment in Orc Software AB, or Orc, demonstrating our intent to no longer hold this investment. We sold our shares in Orc, representing 25.25% of the share capital of Orc to a group of Swedish and other international investors for $54 million in cash. As a result of the sale, we recognized a $19 million loss, which is net of costs directly related to the sale, primarily broker fees. The loss is included in income (loss) from unconsolidated investees, net in the Condensed Consolidated Statements of Income.

Income (loss) from unconsolidated investees, net was a net loss of $18 million for the three months ended June 30, 2009 and a net loss of $20 million for the six months ended June 30, 2009, primarily due to the sale of Orc shares. Income from unconsolidated investees, net was $1 million for the three months ended June 30, 2008 and $28 million for the six months ended June 30, 2008. The net income in the first six months of 2008 of $28 million primarily relates to the NASDAQ Dubai transaction. We contributed intangible assets and $50 million in cash to NASDAQ Dubai in exchange for a 33 1/3% equity ownership in NASDAQ Dubai. One of the intangible assets contributed was the Nasdaq trade name, which had a zero carrying value on Nasdaq’s books and records prior to the transfer. As a result, we recognized a $26 million gain for the difference between Nasdaq’s carrying value and the fair value of the contributed asset on this non-monetary exchange. Income (loss) recognized from our equity method investments is included in income (loss) from unconsolidated investees, net in the Condensed Consolidated Statements of Income.

NASDAQ Dubai is a related party, as NASDAQ Dubai is primarily owned by Borse Dubai, our largest stockholder.

7. Deferred Revenue

At June 30, 2009, we have estimated that our deferred revenue, primarily related to Global Listing Services and Market Technology fees, will be recognized in the following years:

	Initial Listing Fees	Listing of Additional Shares Fees	Annual Renewal Fees and Other	Market Technology(2)	Total
	(in millions)
Fiscal year ended:
2009 (1)	$10	$17	$91	$26	$144
2010	16	27	1	22	66
2011	12	17	—	20	49
2012	7	8	—	20	35
2013	3	1	—	20	24
2014 and thereafter	1	—	—	15	16

	$49	$70	$92	$123	$334

(1)	Represents deferred revenue that is anticipated to be recognized over the remaining six months of 2009.
(2)

The timing of recognition of our deferred Market Technology revenues is dependent upon when significant modifications are made pursuant to existing contracts. As such, as it relates to these fees, the timing represents our best estimate.

Our deferred revenue for the six months ended June 30, 2009 and 2008 is reflected in the following table.

	Initial Listing Fees	Listing of Additional Shares Fees	Annual Renewal Fees and Other	Market Technology	Total
			(in millions)
Balance at January 1, 2009	$57	$74	$22	$100	$253
Additions(1)	2	15	156	28	201
Amortization(1)	(10)	(19)	(86)	(7)	(122)
Translation adjustment	—	—	—	2	2

Balance at June 30, 2009	$49	$70	$92	$123	$334

Balance at January 1, 2008	$71	$79	$4	$—	$154
Additions(2)	4	21	176	101	302
Amortization	(11)	(21)	(88)	(18)	(138)

Balance at June 30, 2008	$64	$79	$92	$83	$318

(1)	The 2009 additions and amortization primarily reflect Issuer Services revenues from U.S. listing fees.
(2)	Includes OMX’s beginning balances since the date of the business combination, as well as Market Technology deferred revenue related to the contribution of technology licenses to NASDAQ Dubai.

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

8. Debt Obligations

The following table presents the changes in our debt obligations during the six months ended June 30, 2009:

	December 31, 2008	Additions	Payments, Conversions, Accretion and other	June 30, 2009
		(in millions)
3.75% convertible notes due October 22, 2012 (net of discount)	$119	$—	$—	$119
2.50% convertible senior notes due August 15, 2013(1) (2)	401	—	(33)	368
$2,000 million senior secured term loan facility credit agreement due February 27, 2013 (average interest rate of 3.09%(3) for the six months ended June 30, 2009)	1,925	—	(113)	1,812

	December 31, 2008	Additions	Payments, Conversions, Accretion and other	June 30, 2009
		(in millions)
Debt obligations assumed from the Nord Pool transaction(4)	79	—	(63)	16

Total debt obligations	2,524	—	(209)	2,315
Less current portion	(225)	—	—	(225)

Total long-term debt obligations	$2,299	$—	$(209)	$2,090

(1)	As adjusted for FSP APB 14-1. For further discussion, see “Adoption of FSP APB 14-1,” of “2.50% Convertible Senior Notes” below.
(2)

The decrease of $33 million is comprised of the repurchase of $47 million principal amount of the notes (cash payment of $40 million), offset by accretion of debt discount of $7 million as well as a $7 million reduction in the unamortized debt discount due to the early extinguishment of these notes. For further discussion, see “Adoption of FSP APB 14-1” and “Early Extinguishment of Debt,” of “2.50% Convertible Senior Notes” below.

(3)

In 2008, $200 million was swapped to fixed rate using float-to-fixed interest rate swaps. For the six months ended June 30, 2009, taking into account these swaps, the average effective interest rate on this debt was 3.09%. For further discussion, see “Interest Rate Swaps,” of Credit Facilities below.

(4)

Our debt obligations assumed in the Nord Pool transaction are denominated in NOK and totaled 550 million NOK at December 31, 2008, of which 450 million NOK was a vendor note issued to the previous owners of Nord Pool and 100 million NOK was subordinated debt. In the second quarter of 2009 we paid in full the vendor note of 450 million NOK, or $71 million. The decrease of $63 million is comprised of the $71 million payment, partially offset by foreign currency translation adjustments.

3.75% Convertible Notes

The 3.75% convertible notes were originally issued to Hellman & Friedman, or H&F, ($300 million), Silver Lake Partners, or SLP, ($141 million) and other holders ($4 million) in order to finance the acquisition of INET. These notes were convertible into our common stock at a price of $14.50 per share, representing 30,689,655 shares subject to adjustment, in general for any stock split, dividend, combination, recapitalization or similar event. We also issued warrants to purchase shares of our common stock at a price of $14.50 per share to H&F (3,400,000 shares), SLP (1,523,325 shares) and other holders (39,175 shares). The warrants became exercisable on April 22, 2006 and expired on December 8, 2008. During 2007, H&F converted all of their 3.75% convertible notes into common stock and exercised all of their outstanding warrants prior to expiration. During 2007 and 2008, SLP and other holders converted a portion of their 3.75% convertible notes into common stock and exercised all of their outstanding warrants prior to expiration. As of June 30, 2009 and December 31, 2008 approximately $120 million ($119 million related to SLP and $1 million related to other holders) in aggregate principal amount of the 3.75% convertible notes remained outstanding.

On an as-converted basis at June 30, 2009, SLP owned an approximate 4.0% equity interest in us as a result of its ownership of $119 million in aggregate principal amount of the 3.75% convertible notes, which are convertible into 8,177,715 shares of our common stock. We have registered for resale the shares underlying SLP’s and the other holders’ notes on a Form S-3 registration statement.

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

The notes are convertible in certain circumstances specified in the indenture for the notes. Upon conversion, holders will receive, at the election of NASDAQ OMX, cash, common stock or a combination of cash and common stock. It is our current intent and policy to settle the principal amount of the notes in cash. The conversion rate will initially be 18.1386 shares of common stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $55.13 per share of common stock. At June 30, 2009, the 2.50% convertible senior notes are convertible into 7,757,283 shares of our common stock, subject to adjustment upon the occurrence of specified events. Subject to certain exceptions, if we undergo a “fundamental change” as described in the indenture, holders may require us to purchase their notes at a price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest.

Adoption of FSP APB 14-1

On January 1, 2009, we adopted FSP APB 14-1 which is applicable to our 2.50% convertible senior notes since the settlement structure of the notes permits settlement in cash upon conversion. FSP APB 14-1 requires us to separately account for the liability and equity components of the convertible debt in a manner that reflects our nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 requires bifurcation of a component of the debt, classification of that component in equity and then accretion of the resulting discount on the debt as part of interest expense being reflected in the income statement. FSP APB 14-1 requires retrospective application to all periods presented. See “FASB Staff Position APB No. 14-1,” of Note 3, “Recent Accounting Pronouncements,” for the incremental effects of adopting FSP APB 14-1.

The changes in the liability and equity components of our 2.50% convertible senior notes during the six months ended June 30, 2009 are as follows:

	Liability Component			Equity Component
	(in millions)			(in millions)
	Principal Balance	Unamortized Debt Discount	Net Carrying Amount	Gross Equity Component	Deferred Tax	Net Equity Component
December 31, 2008	$475	$74	$401	$85	$34	$51
Accretion of debt discount	—	(7)	7	—	—	—
Early extinguishment of debt	(47)	(7)	(40)	(4)	(2)	(2)

June 30, 2009	$428	$60	$368	$81	$32	$49

The unamortized debt discount on the convertible debt as of June 30, 2009 was $60 million and is included in debt obligations in the Condensed Consolidated Balance Sheets. This amount will be accreted as part of interest expense through the maturity date of the convertible debt of August 15, 2013. Interest expense recognized in the Condensed Consolidated Statements of Income for the three months ended June 30, 2009 was $6 million and is comprised of $3 million of accretion of debt discount and $3 million of contractual interest. Interest expense recognized in the Condensed Consolidated Statements of Income for the six months ended June 30, 2009 was $13 million and is comprised of $7 million of accretion of debt discount and $6 million of contractual interest. The effective annual interest rate on the 2.50% convertible notes was 6.53% for the three and six months ended June 30, 2009, which includes the accretion of the debt discount in addition to the annual contractual interest rate of 2.50%.

As of June 30, 2009, the equity component of the convertible debt included in additional paid-in capital in the Condensed Consolidated Balance Sheets was $49 million. This amount is calculated as follows: $81 million of excess principal of the convertible debt over the carrying amount less $32 million of deferred taxes. The deferred tax liability is determined by multiplying the $81 million of excess principal of the convertible debt over the carrying amount by the U.S. marginal tax rate of 39.55%.

Early Extinguishment of Debt

In 2009, we repurchased $47 million principal amount of the 2.50% convertible senior notes for a cash payment of $40 million. For the first six months of 2009, we recognized a pre-tax gain on the early extinguishment of debt of $4 million (net of debt issuance and other costs of $0.8 million) which is recorded in general, administrative and other expense in the Condensed Consolidated Statements of Income. The aggregate principal amount outstanding on these notes as of December 31, 2008 was $475 million, excluding the unamortized debt discount of $74 million. As a result of the $47 million repurchase, the remaining aggregate principal amount outstanding on these notes as of June 30, 2009 was $428 million. See “Adoption of FSP APB 14-1” above for further discussion.

Debt Issuance Costs

In 2008, in conjunction with the issuance of the 2.50% convertible senior notes, we incurred debt issuance costs of $10 million. These costs, which are capitalized and included in other assets in the Condensed Consolidated Balance Sheets, are being amortized over the life of the debt obligation. In connection with the early extinguishment of a portion of these notes, we recorded a pre-tax charge of $0.4 million in the second quarter 2009 and $0.8 million in the first six months of 2009 for debt issuance costs. See “Early Extinguishment of Debt” above for further discussion. Amortization expense, which was recorded as additional interest expense for these costs, was immaterial for the three months ended June 30, 2009 and 2008, and $1 million for the six months ended June 30, 2009 and 2008.

Credit Facilities

In connection with the business combination with OMX AB, on February 27, 2008, NASDAQ OMX entered into a credit agreement which provides for up to $2,075 million of senior secured loans, which include (i) a five-year, $2,000 million senior secured term loan facility, or the Term Loan Facility, which consists of (a) a $1,050 million term loan facility allocated to the OMX AB business combination; (b) a $650 million term loan facility allocated to the acquisition of PHLX, and (c) a $300 million term loan facility allocated to the Nord Pool transaction, and (ii) a five-year, $75 million senior secured revolving credit facility, with a letter of credit subfacility and swingline loan subfacility, or the Revolving Credit Facility, and together with the Term Loan Facility, the Credit Facilities. The Revolving Credit Facility was undrawn as of June 30, 2009.

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

Principal Amortization Payment

As required under our Credit Facility, in 2009, we repaid a principal amount of $113 million.

Interest Rate Swaps

Under the provisions of our Credit Facilities, we are required to maintain approximately 30% of our debt structure on a fixed rate basis for two years from the date of the credit agreement. As such, in August 2008, we entered into interest rate swap agreements that effectively converted $200 million of funds borrowed under our Credit Facilities, which is floating rate debt, to a fixed rate basis through August 2011. The interest rate swaps were fixed to a base rate of 3.73% plus the current credit spread of 200 basis points as of June 30, 2009. The credit spread (not to exceed 200 basis points) is subject to change based upon the leverage ratio in accordance with the Credit Facilities. See “Cash Flow Hedges,” of Note 14, “Derivative Financial Instruments and Hedging Activities,” for further discussion.

Debt Issuance Costs

In 2008, in conjunction with our Credit Facilities, we incurred debt issuance costs of $44 million. These costs, which are capitalized and included in other assets in the Condensed Consolidated Balance Sheets, are being amortized over the life of the debt obligation. Amortization expense which was recorded as additional interest expense for these costs was $2 million for both the three months ended June 30, 2009 and 2008, $4 million for the six months ended June 30, 2009 and $3 million for the six months ended June 30, 2008.

Other Credit Facilities

We have other credit facilities related to our clearinghouses in order to meet liquidity and regulatory requirements. These credit facilities, which are available in multiple currencies, primarily Swedish Krona and U.S. dollar, totaled $501 million ($238 which is available to be pledged as collateral and $263 to satisfy regulatory requirements), of which $0.4 million was drawn at June 30, 2009. At December 31, 2008 these facilities totaled $246 million, of which $4 million was drawn. Amounts drawn were included in other accrued liabilities in the Condensed Consolidated Balance Sheets.

Debt Covenants

At June 30, 2009, we were in compliance with the covenants of all of our debt obligations.

9. Employee Benefits

We maintain a non-contributory, defined-benefit pension plan named The NASDAQ OMX Group, Inc. Pension Plan, or Pension Plan, and a non-qualified supplemental executive retirement plan, or SERP, for certain senior executives and other benefit plans for eligible employees in the U.S., or collectively, the NASDAQ OMX Benefit Plans.

We also provide subsidized medical benefits to a closed group of retirees and their eligible dependents, as well as life insurance in the fixed amount of $5,000, to all retirees who meet eligibility requirements through our post-retirement benefit plans.

Benefit Plans Assumed from PHLX

Upon completion of our acquisition of PHLX on July 24, 2008, we assumed the obligations related to a non-contributory, defined-benefit pension plan, named the NASDAQ OMX PHLX, Inc. Employees’ Pension Plan, or the NASDAQ OMX PHLX Pension Plan, a supplemental executive retirement plan named the NASDAQ OMX PHLX, Inc. SERP, or the NASDAQ OMX PHLX SERP, for certain key executives and a post-retirement benefit plan, which provides certain health care and life insurance benefits for retired employees, referred to collectively as the NASDAQ OMX PHLX Benefit Plans.

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

Components of Net Periodic Benefit Cost

The following table sets forth the components of net periodic pension, SERP and post-retirement benefits cost for both the NASDAQ OMX Benefit Plans and the NASDAQ OMX PHLX Benefit Plans recognized in compensation and benefits expense in the Condensed Consolidated Statements of Income. The NASDAQ OMX PHLX benefit costs are from the date of acquisition and are therefore not reflected in the three and six months ended June 30, 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions)
Components of net periodic benefit cost
Service cost	$0.2	$—	$0.3	$—
Interest cost	1.9	0.8	3.5	1.6
Expected return on plan assets	(0.8)	(0.6)	(1.7)	(1.3)
Recognized net actuarial loss	0.2	0.1	0.5	0.2

Benefit cost	$1.5	$0.3	$2.6	$0.5

Non-U.S. Benefit Plans

Most employees outside the U.S. are covered by local retirement plans or by applicable social laws. Benefits under social laws are generally expensed in the periods in which the costs are incurred. These costs are included in compensation and benefits expense in the Condensed Consolidated Statements of Income.

As part of the Nord Pool transaction, we assumed the obligation for several pension plans providing benefits for their employees. The benefit cost for these plans was immaterial for the three and six months ended June 30, 2009.

Defined Contribution Savings Plan

We sponsor a voluntary defined contribution savings plan, or 401(k) Plan, for U.S. employees. Employees are immediately eligible to make contributions to the plan and are also eligible for an employer contribution match at an amount equal to 100.0% of the first 4.0% of eligible employee contributions. Savings plan expense included in compensation and benefits expense in the Condensed Consolidated Statements of Income was $1 million for both the three months ended June 30, 2009 and 2008, and $2 million for both the six months ended June 30, 2009 and 2008.

PHLX also sponsored a voluntary defined contribution savings plan for former PHLX employees. This plan was merged into the NASDAQ OMX 401(k) Plan effective January 1, 2009.

We have a profit-sharing contribution feature to our 401(k) plan which allows eligible U.S. employees to receive employer retirement contributions, or ERCs, when we meet our annual corporate goals. In addition, we have a supplemental ERC for select highly compensated employees whose ERCs are limited by the annual Internal Revenue Service compensation limit. Included in compensation and benefits expense in the Condensed Consolidated Statements of Income was ERC expense of $1 million for both the three months ended June 30, 2009 and 2008, and $2 million for both the six months ended June 30, 2009 and 2008.

10. Share-Based Compensation

We have a share-based compensation program that provides our board of directors broad discretion in creating employee equity incentives. Grants of stock options, restricted stock, which includes awards and units, and performance share units, or PSUs, are designed to reward employees for their long-term contributions to us and provide incentives for them to remain with us. For accounting purposes, we consider PSUs to be a form of restricted stock. Restricted stock is generally time-based and vests over two to five-year periods beginning on the date of the grant. Stock options are also generally time-based. Stock option awards granted prior to January 1, 2005 generally vested 33% on each annual anniversary of the grant date over three years and expire ten years from the grant date. Stock option awards granted after January 1, 2005 generally included performance based accelerated vesting features based on us achieving specific levels of performance and expire ten years from the grant date. If we achieve the applicable performance parameters, 100% of the grant would vest on the fourth anniversary of the grant date. If we exceed the applicable performance parameters, the grant would vest on the third anniversary of the grant date and if we did not meet the applicable performance parameters, the grant would be extended to vest on the fifth anniversary of the grant date.

The following table shows the total share-based compensation expense resulting from equity awards and the 15.0% discount provided to employees under the NASDAQ OMX 2000 Employee Stock Purchase Plan, or ESPP, for the three and six months ended June 30, 2009 and 2008 in the Condensed Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions)
Total share-based compensation expense before income taxes	$9	$6	$17	$12
Income tax benefit	(4)	(2)	(7)	(5)

Total share-based compensation expense after income taxes	$5	$4	$10	$7

We estimated the fair value of share-based option awards using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Expected life (in years)	5	5	5	5
Weighted-average risk free interest rate	2.55%	2.81%	2.54%	2.66%
Expected volatility	35.5%	35.0%	35.5%	35.0%
Dividend yield	—	—	—	—
Weighted-average fair value at grant date	$7.45	$13.97	$7.45	$14.01

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

A summary of stock option activity for the six months ended June 30, 2009 is as follows:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in millions)
Outstanding at January 1, 2009	10,726,905	$18.08	6.5	$109

Grants (1)	923,469	21.29
Exercises	(650,298)	7.86
Forfeitures or expirations	(291,204)	33.32

Outstanding at June 30, 2009	10,708,872	$18.56	6.7	$78

Exercisable at June 30, 2009	6,355,077	$10.32	5.2	$78

(1)	In June 2009, our chief executive officer received a grant of 900,000 non-qualified stock options, which will vest 50% on December 31, 2011 and 50% on December 31, 2012.

We received net cash proceeds of $4 million from the exercise of approximately 0.5 million stock options for the three months ended June 30, 2009 and received net cash proceeds of $5 million from the exercise of approximately 0.7 million stock options for the six months ended June 30, 2009. We received net cash proceeds of $1 million from the exercise of approximately 0.1 million stock options for the three months ended June 30, 2008 and received net cash proceeds of $3 million from the exercise of approximately 0.3 million stock options for the six months ended June 30, 2008. In accordance with SFAS No. 123 (revised 2004), “Share-Based Payment,” we present excess tax benefits from the exercise of stock options, if any, as financing cash flows.

The June 30, 2009 aggregate intrinsic value in the above table represents the total pre-tax intrinsic value (i.e., the difference between our closing stock price on June 30, 2009 of $21.31 and the exercise price, times the number of shares) based on stock options with an exercise price less than NASDAQ OMX’s closing price of $21.31 as of June 30, 2009, which would have been received by the option holders had the option holders exercised their stock options on that date. This amount changes based on the fair market value of our common stock. The total number of in-the-money stock options exercisable as of June 30, 2009 was 5.8 million.

Total fair value of stock options vested was immaterial for the three months ended June 30, 2009, $4 million for the six months ended June 30, 2009, $1 million for the three months ended June 30, 2008 and $5 million for the six months ended June 30, 2008. The total pre-tax intrinsic value of stock options exercised was $6 million for the three months ended June 30, 2009, $8 million for the six months ended June 30, 2009, $2 million for the three months ended June 30, 2008 and $8 million for the six months ended June 30, 2008.

At June 30, 2009, $27 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.87 years.

A summary of restricted stock and PSU activity for the six months ended June 30, 2009 is as follows:

	Restricted Stock	Weighted- Average Grant Date Fair Value	PSUs	Weighted- Average Grant Date Fair Value
Unvested at January 1, 2009	1,884,472	$32.23	631,968	$33.87
Granted (1) (2)	763,845	20.91	80,000	23.82
Vested	(64,580)	32.51	—	—
Forfeited	(135,059)	33.49	(79,041)	37.48

Unvested at June 30, 2009	2,448,678	$28.63	632,927	$32.15

(1)

In March 2009, our chief executive officer received a grant of PSUs under the terms of his employment agreement with a target amount of 80,000 shares. These PSUs are subject to a three year performance period and vest at the end of the period.

(2)

In June 2009, a total of 650,000 restricted stock units were granted to certain executive officers, which will vest 30% on the second anniversary of the grant date and 70% on the third anniversary of the grant date.

At June 30, 2009, $49 million of total unrecognized compensation cost related to restricted stock and PSUs is expected to be recognized over a weighted-average period of 1.8 years.

As of June 30, 2009, we had approximately 6.7 million shares of common stock reserved for future issuance under our equity award plan and ESPP. Shares issued as a result of equity awards and our ESPP are generally issued out of common stock as newly issued shares.

11. Comprehensive Income (Loss)

The following outlines the components of comprehensive income (loss), net of tax:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions)
Net income	$68	$101	$162	$221

Other comprehensive income (loss):
Change in unrealized losses on available-for-sale investment(1)	—	(6)	(5)	(10)
Reclassification adjustment for loss realized in net income on available-for-sale investment(2)	5	—	5	—
Change in unrealized gains and losses on derivative financial instruments that qualify as cash flow hedges(3)	1	—	1	—
Change in foreign currency translation adjustments (4)	160	(2)	18	10

Total other comprehensive income	166	(8)	19	—

Total comprehensive income	234	93	181	221
Total comprehensive (income) loss attributable to noncontrolling interests	1	(1)	1	(1)

Total comprehensive income attributable to NASDAQ OMX	$235	$92	$182	$220

(1)

The amounts represent unrealized losses on our long-term available-for-sale investment in the Oslo Børs exchange, or Oslo, included in other assets in the Condensed Consolidated Balance Sheets. During the second quarter of 2009, we made a strategic decision to sell this investment demonstrating our intent to no longer hold this investment. This investment was held by a non-U.S. subsidiary and the losses were not deductible for tax purposes.

(2)

As indicated in footnote (1) above, in the second quarter 2009, we sold our available-for-sale investment in Oslo and reclassified the holding loss associated with this investment into earnings. See “Reclassification From Accumulated Other Comprehensive Income to Earnings” below for further discussion. This investment was held by a non-U.S. subsidiary and the loss was not deductible for tax purposes.

(3)

The 2009 amounts represent the change in fair value of our cash flow hedge which we entered into in the third quarter of 2008 to effectively convert a portion of our floating rate debt to a fixed rate basis, net of tax of $0.6 million. See Note 8, “Debt Obligations” and Note 14, “Derivative Financial Instruments and Hedging Activities,” for further discussion.

(4)

The amounts include gains and losses on foreign currency translation adjustments from non-U.S. subsidiaries for which the functional currency is other than the U.S. dollar, net of deferred tax liability of $107 million for the second quarter of 2009, deferred tax liability of $57 million for the first six months of 2009, deferred tax asset of $2 million for the second quarter 2008 and deferred tax liability of $3 million for the first six months of 2008.

Reclassification From Accumulated Other Comprehensive Income to Earnings

In connection with our business combination with OMX AB, we acquired a long-term available-for-sale investment in Oslo which was accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” or SFAS 115. In the second quarter of 2009, we sold this investment and recognized a $5 million loss which is recorded in loss on sale of investment security in the Condensed Consolidated Statements of Income. Under SFAS 115, the unrealized holding loss associated with this investment, which was recorded in other comprehensive income (loss), has been reclassified into earnings.

12. Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions, except share and per share amounts)
Numerator:
Net income attributable to NASDAQ OMX:
Net income for basic earnings per share	$69	$100	$163	$220
Interest impact of 3.75% convertible notes, net of tax	1	1	2	2

Net income for diluted earnings per share	$70	$101	$165	$222

Denominator:
Weighted-average common shares outstanding for basic earnings per share(1)	202,308,479	199,721,424	202,127,850	180,350,043

Weighted-average effect of dilutive securities:
Employee stock options and awards	3,661,813	5,492,058	3,798,619	5,623,077
3.75% convertible notes assumed converted into common stock	8,281,162	8,281,162	8,281,162	8,281,173
Warrants	—	916,036	—	961,754

Denominator for diluted earnings per share	214,251,454	214,410,680	214,207,631	195,216,047

Basic and diluted earnings per share:
Basic earnings per share	$0.34	$0.50	$0.81	$1.22

Diluted earnings per share	$0.33	$0.47	$0.77	$1.14

(1)

The three and six months ended June 30, 2008 amounts include 60,561,515 shares of common stock issued to Borse Dubai and the Borse Dubai Nasdaq Share Trust in conjunction with the business combination with OMX AB on a weighted-average basis from the date of the business combination.

Options to purchase 10,708,872 shares of common stock and 3,081,605 shares of restricted stock and PSUs were outstanding at June 30, 2009. The 3.75% convertible notes have been accounted for under the if-converted method in accordance with SFAS No. 128, “Earnings per Share,” or SFAS 128, as we will settle the convertible notes in shares of our common stock. As such, the 3.75% convertible notes are convertible into 8,281,162 shares of common stock as of June 30, 2009. The 2.50% convertible notes are accounted for under the treasury stock method of SFAS 128 as it is our intent and policy to settle the principal amount of the notes in cash. Based on the settlement structure of the 2.50% convertible notes, which permit the principal amount to be settled in cash and the conversion premium to be settled in shares of our common stock or cash, we will reflect the impact of the convertible spread portion of the convertible notes in the diluted calculation using the treasury stock method.

For the three months ended June 30, 2009, we included 5,750,101 of the options outstanding, 98,042 shares of restricted stock and PSUs, and all of the shares underlying the outstanding 3.75% convertible notes in the computation of diluted earnings per share, on a weighted-average basis, as their inclusion was dilutive. The remaining options, shares of restricted stock and PSUs are antidilutive and the conversion spread of our 2.50% convertible senior notes was out of the money, and as such, they were properly excluded. For the six months ended June 30, 2009, we included 5,767,601 of the options outstanding, 98,042 shares of restricted stock and PSUs, and all of the shares underlying the outstanding 3.75% convertible notes in the computation of diluted earnings per share, on a weighted-average basis, as their inclusion was dilutive. The remaining options, shares of restricted stock and PSUs are antidilutive and the conversion spread of our 2.50% convertible senior notes was out of the money, and as such, they were properly excluded.

Options to purchase 9,903,453 shares of common stock, 1,313,573 shares of restricted stock and PSUs, 3.75% convertible notes convertible into 8,281,162 shares of common stock and warrants exercisable into 1,539,489 shares of common stock were outstanding at June 30, 2008. For the three months ended June 30, 2008, we included 6,981,854 of the options outstanding, 618,382 shares of restricted stock and PSUs, all of the shares underlying the 3.75% convertible notes and all of the shares underlying the warrants in the computation of diluted earnings per share, on a weighted-average basis, as their inclusion was dilutive. The remaining options, shares of restricted stock and PSUs were antidilutive, and the conversion spread of our 2.50% convertible senior notes was out of the money, and as such, they were properly excluded. For the six months ended June 30, 2008, we included 6,981,854 of the options outstanding, 881,453 shares of restricted stock and PSUs, all of the shares underlying the 3.75% convertible notes, including the 3.75% convertible notes that were converted into 2,000 shares of common stock during the first six months of 2008, and all of the shares underlying the warrants in the computation of diluted earnings per share, on a weighted-average basis, as their inclusion was dilutive. The remaining options, shares of restricted stock and PSUs were antidilutive, and the conversion spread of our 2.50% convertible senior notes was out of the money, and as such, they were properly excluded.

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

The following table presents for each of the above hierarchy levels, our financial assets and liabilities that are measured at fair value on a recurring basis at June 30, 2009.

	Balance as of June 30, 2009	Fair Value Measurements
		(Level 1)	(Level 2)	(Level 3)
		(in millions)
Financial Assets Measured at Fair Value on a Recurring Basis
Market value, outstanding derivative positions(1)	$3,034	$—	$3,034	$—
Financial investments, at fair value(2)	236	236	—	—

Total	$3,270	$236	$3,034	$—

Financial Liabilities Measured at Fair Value on a Recurring Basis
Market value, outstanding derivative positions(1)	$3,034	$—	$3,034	$—
Other liabilities(3)	11	—	11	—

Total	$3,045	$—	$3,045	$—

(1)

Represents net amounts associated with our clearing operations in the derivatives markets of NASDAQ OMX Commodities and NASDAQ OMX Stockholm. See “Market Value, Outstanding Derivative Positions,” of Note 14, “Derivative Financial Instruments and Hedging Activities,” for further discussion.

(2)

Primarily comprised of Swedish government debt securities. These securities are classified as trading securities and $120 million are restricted assets to meet regulatory capital requirements for NASDAQ OMX Stockholm’s clearing operations.

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

We also consider our debt obligations to be financial instruments. The fair value of our debt obligations was estimated using discounted cash flow analyses based on our assumed incremental borrowing rates for similar types of borrowing arrangements and a Black-Scholes valuation technique that is utilized to calculate the convertible option value for the 3.75% convertible notes and the 2.50% convertible senior notes. At June 30, 2009, the carrying value of our debt obligations, before the $60 million unamortized debt discount resulting from the adoption of FSP APB 14-1, was approximately $25 million more than fair value primarily due to a decrease in fair value on the 2.50% convertible senior notes with a convertible option feature equivalent to a conversion price of approximately $55.13 compared to the closing price of $21.31 at June 30, 2009, partially offset by stock appreciation on the 3.75% convertible notes’ convertible option feature from $14.50 at the time of issuance to $21.31 at June 30, 2009. At December 31, 2008, the carrying value of our debt obligations was approximately $13 million more than fair value primarily due to a decrease in fair value on the 2.50% convertible senior notes with a convertible option feature equivalent to a conversion price of approximately $55.13 compared to the closing price of $24.71 at December 31, 2008, partially offset by stock appreciation on the 3.75% convertible notes’ convertible option feature from $14.50 at the time of issuance to $24.71 at December 31, 2008. For further discussion of our debt obligations, see Note 8, “Debt Obligations.”

Financial Instruments Not Measured at Fair Value on a Recurring Basis

Some of our financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature. Such financial assets and financial liabilities include: cash and cash equivalents, restricted cash, receivables, net, certain other current assets, accounts payable and accrued expenses, Section 31 fees payable to SEC, accrued personnel costs, and certain other current liabilities.

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

Fair Value Hedges

Depending on market conditions, we may use foreign currency future, forward and option contracts to limit our exposure to foreign currency exchange rate fluctuations on contracted revenue streams (hedged item) relating to our Market Technology sales. When the contracted revenue streams meet the definition of a firm commitment in accordance with SFAS 133, these derivative contracts may be designated as fair value hedges if the applicable hedge criteria is met. Changes in fair value on the derivatives and the related hedged items are recognized in the Condensed Consolidated Statements of Income. As of June 30, 2009, there were no outstanding fair value hedges.

Cash Flow Hedges

In the third quarter of 2008, we entered into interest rate swap agreements that effectively converted $200 million of our Credit Facilities, which is floating rate debt, to a fixed rate basis through August 2011, thus reducing the impact of interest rate changes on future interest expense.

All derivative contracts used to manage interest rate risk are measured at fair value and reported in other current assets or other accrued liabilities as appropriate with the offset in accumulated other comprehensive income (loss) within NASDAQ OMX stockholders’ equity in the Condensed Consolidated Balance Sheets. Any ineffectiveness would impact earnings through interest expense. There was no material ineffectiveness recorded in earnings for the three and six months ended June 30, 2009.

Net Investment Hedges

Net assets of our foreign subsidiaries are exposed to volatility in foreign currency exchange rates. We may utilize net investment hedges to offset the translation adjustment arising from remeasuring our investment in foreign subsidiaries. As of June 30, 2009, there were no outstanding net investment hedges.

Derivatives Not Designated as Hedges

NASDAQ OMX may also enter into economic hedges that either do not qualify or are not designated for hedge accounting treatment. This type of hedge is undertaken when SFAS 133 hedge requirements cannot be achieved or management decides not to apply SFAS 133 hedge accounting.

In order to economically hedge the foreign currency exposure on our business combination with OMX AB, we entered into foreign currency option and forward contracts beginning at the time of the announcement of the proposed combination. In accordance with SFAS 133, a derivative used to hedge exposure related to an anticipated business combination does not qualify for specialized hedge accounting, and as such, was marked to market through the income statement in gain on foreign currency contracts each reporting period. Also, in the first quarter of 2008, we entered into a forward contract for the Nord Pool transaction. See below for further discussion of these contracts. For additional discussion of the business combination with OMX AB and the Nord Pool transaction, see “The combination with OMX AB and strategic partnership with Borse Dubai Limited,” and “The acquisition of certain businesses from Nord Pool ASA,” of Note 4, “Acquisitions and Strategic Initiatives in 2008.”

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

In the second quarter of 2008, we recorded a gain of $5 million related to our market technology forward currency contracts used to limit our exposure to foreign currency exchange rate fluctuations on contracted revenue streams. In addition, as shown in the below two tables, for the six months ended June 30, 2008 we recognized a loss of $7 million related to option contracts and recognized a gain of $47 million related to forward contracts for a net gain of $40 million.

The following table presents the realized and unrealized gain recognized in the Condensed Consolidated Statements of Income for the six months ended June 30, 2008 related to our foreign currency forward contracts. For the cumulative realized gain related to our foreign currency option contracts, see below.

	Realized Gain	Unrealized Gain	Total Gain for the Six Months Ended June 30, 2008
	(in millions)
SEK 2008 Forward Contracts	$34	$—	$34
NOK 2008 Forward Contract	—	8	8
Other(1)	—	5	5

Total	$34	$13	$47

(1)	Represents Market Technology forward currency contracts used to limit our exposure to foreign currency exchange rate fluctuations on contracted revenue streams.

In the first quarter of 2008, we entered into forward contracts to hedge the SEK cash payment made in connection with the business combination with OMX AB and recorded a gain of $34 million at the closing of the business combination relating to the cash payments for the SEK forward contracts.

Also in the first quarter of 2008, we entered into a forward contract to hedge the NOK cash payment for the Nord Pool transaction. We agreed to purchase certain businesses of Nord Pool for approximately $320 million. We entered into a forward contract to buy NOK and sell U.S. dollars at an exchange rate of 5.2129. The closing of the Nord Pool transaction occurred on October 21, 2008 and this contract was settled at closing. For the six months ended June 30, 2008, we recorded an unrealized gain of approximately $8 million.

The following table presents the cumulative realized gain/(loss) on each option contract and the total loss recognized in the Condensed Consolidated Statements of Income for the six months ended June 30, 2008 related to our foreign currency option contracts.

	Purchase	Sale/Expiration	Cumulative Realized Gain (Loss)	Change in Unrealized (Loss)	Total Gain/(Loss) for the Six Months Ended June 30, 2008
	(in millions)
SEK 2007 Option Contract(1)	$39	$67	$28	$(22)	$6
SEK 2008 Option Contract(2)	13	—	(13)	—	(13)

Total	$52	$67	$15	$(22)	$(7)

(1)

This contract, which was originally purchased in October 2007 to economically hedge the foreign currency exposure on our business combination with OMX AB, had a fair value at December 31, 2007 of $61 million. On January 7, 2008, we sold the SEK 2007 option contract for $67 million and recorded a gain of $6 million.

(2)	On January 7, 2008, we purchased a new contract for $13 million which expired out-of-the-money in February 2008 and we recorded a loss for the purchase amount of $13 million.

The following table presents the fair value amounts and balance sheet location of our derivative instruments prior to netting:

	June 30, 2009 Fair Value			December 31, 2008 Fair Value
	Asset	Liability		Asset		Liability
Derivatives Designated as Hedging Instruments under SFAS 133
Cash flow hedges
Interest rate swaps	$—	$10	(1)	$—		$11	(1)

Derivatives Not Designated as Hedging Instruments under SFAS 133
Foreign exchange contracts	—	—		1	(2)	10	(3)
Interest rate futures	—	1	(3)	—		3	(3)

Total derivatives not designated as hedging instruments under SFAS 133	—	1		1		13

Total derivatives	$—	$11		$1		$24

(1)	Included in other liabilities in the Condensed Consolidated Balance Sheets.
(2)	Included in other current assets in the Condensed Consolidated Balance Sheets.
(3)	Included in other accrued liabilities in the Condensed Consolidated Balance Sheets.

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

As such, the market value of the above mentioned derivative contracts for NASDAQ OMX Commodities and NASDAQ OMX Stockholm are reported gross on the balance sheet as a receivable pertaining to the purchasing party and a payable pertaining to the selling party. Such receivables and liabilities attributable to outstanding derivative positions have been netted to the extent that such a legal offset right exists and, at the same time, that it is our intention to settle these items. At June 30, 2009, our market value of outstanding derivative positions in the Condensed Consolidated Balance Sheets was $3.0 billion. See “Guarantees Issued, Credit Facilities Available and Collateral Received for Clearing Operations” of Note 15, “Commitments, Contingencies and Guarantees,” for further discussion of our guarantees on the fulfillment of these contracts and collateral received.

The following table presents the fair value of our outstanding derivative positions at June 30, 2009 and December 31, 2008 prior to netting.

	June 30, 2009		December 31, 2008
	Asset	Liability	Asset	Liability
		(in millions)
Forwards and options	$2,457	$2,457	$3,306	$3,306
Stock options and futures	248	248	515	515
Index options and futures	199	199	239	239
Fixed-income options and futures	321	321	460	460

Total	$3,225	$3,225	$4,520	$4,520

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

Guarantees Issued, Credit Facilities Available and Collateral Received for Clearing Operations

Through our clearing operations in the derivative markets with NASDAQ OMX Commodities, NASDAQ OMX Stockholm and IDCG, we are the legal counterparty for each derivative position traded and thereby guarantee the fulfillment of each contract. We are required to pledge collateral for commitments with other clearinghouses. The amount of these commitments is calculated on the gross exposure between the clearinghouses. As collateral for these obligations, we have obtained financial guarantees and credit facilities which are guaranteed by us through counter indemnities which totaled $501 million at June 30, 2009. At June 30, 2009, financial guarantees pledged as collateral totaled $397 million. Credit facilities available to be pledged as collateral totaled $238 million, of which $0.4 million was utilized.

In addition, we obtained credit facilities to satisfy regulatory requirements totaling $263 million, none of which was utilized as of June 30, 2009. See “Other Credit Facilities,” of Note 8, “Debt Obligations,” for further discussion.

We require our customers to pledge collateral and meet certain minimum financial standards to mitigate the risk if they become unable to satisfy their obligations. At June 30, 2009, total customer pledged collateral with NASDAQ OMX Commodities and NASDAQ OMX Stockholm was $6.0 billion. This pledged collateral is held by a custodian bank. Since these funds are not held by NASDAQ OMX Commodities and NASDAQ OMX Stockholm and they are not available for our use, we do not receive any interest income on these funds. Customer pledged cash collateral held by IDCG was $3 million at June 30, 2009 and is included in restricted cash with an offsetting liability included in other accrued liabilities in the Condensed Consolidated Balance Sheets, as the risks and rewards of collateral ownership, including interest, belongs to IDCG. Non-cash margin and guaranty fund deposits pledged to IDCG are not reflected in the Condensed Consolidated Balance Sheets as IDCG does not take legal ownership.

We believe that the potential for us to be required to make payments under these arrangements is mitigated through the pledged collateral, our risk management policies and, in the case of NASDAQ OMX Commodities, a default insurance policy. Accordingly, no contingent liability is recorded in the Condensed Consolidated Balance Sheets for these arrangements.

Other Guarantees

We have provided other guarantees as of June 30, 2009 of $46 million, primarily related to obligations for our rental and leasing contracts. We have received financial guarantees from various financial institutions to support these guarantees.

Leases

We lease some of our office space and equipment under non-cancelable operating leases with third parties and sublease office space to third parties. Some of our leases contain renewal options and escalation clauses based on increases in property taxes and building operating costs.

Litigation

We may be subject to claims arising out of the conduct of our business. We are not currently a party to any litigation that we believe could have a material adverse effect on our business, financial condition, or operating results. However, from time to time, we have been threatened with, or named as a defendant in, lawsuits, or involved in regulatory proceedings.

16. Segments

We manage, operate and provide our products and services in three business segments, our Market Services segment, our Issuer Services segment and our Market Technology segment. Our Market Services segment includes our U.S. and European Transaction Services businesses and our Market Data business, which are interrelated because the Transaction Services businesses generate the quote and trade information that we sell to market participants and data distributors. Market Services also includes our Broker Services business. The Issuer Services segment includes our Global Listing Services and Global Index Group businesses. The companies listed on The NASDAQ Stock Market and the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic represent a diverse array of industries. This diversity of companies listed on NASDAQ OMX markets allows us to develop industry-specific and other indexes that we use to develop and license NASDAQ OMX branded indexes, associated derivatives and index products as part of our Global Index Group. The Global Listing Services business also includes our Corporate Services business, which generates revenues through our insurance agency business, shareholder, directors, newswire and other services. Our Corporate Services business provides customer support services, products and programs to companies, including companies listed on our exchanges. Through our Corporate Services offerings, companies gain access to innovative products and services that facilitate transparency, mitigate risk, maximize board efficiency and inspire better corporate governance. Through our Market Technology segment, we provide technology solutions for trading, clearing and settlement, and information dissemination, and also offer facility management integration and advisory services. Our management allocates resources, assesses performance and manages these businesses as three separate segments.

We evaluate the performance of our segments based on several factors, of which the primary financial measure is income before income taxes. Results of individual businesses are presented based on our management accounting practices and our management structure. Certain amounts are allocated to corporate items in our management reports based on the decision that those activities should not be used to evaluate the segment’s operating performance, including amounts related to the business combination with OMX AB and the Nord Pool transaction. See below for further discussion. The following table presents certain information regarding these operating segments for the three and six months ended June 30, 2009 and 2008.

	Market Services	Issuer Services	Market Technology	Corporate Items and Eliminations		Consolidated
	(in millions)
Three months ended June 30, 2009
Total revenues	$768	$82	$36	$3		$889
Cost of revenues	(522)	—	—	—		(522)

Revenues less liquidity rebates, brokerage, clearance and exchange fees	246	82	36	3		367

Income (loss) before income taxes	$106	$24	$6	$(22	)(1)	$114

	Market Services	Issuer Services	Market Technology	Corporate Items and Eliminations		Consolidated
	(in millions)
Three months ended June 30, 2008
Total revenues	$684	$92	$43	$3		$822
Cost of revenues	(442)	—	—	—		(442)

Revenues less liquidity rebates, brokerage, clearance and exchange fees	242	92	43	3		380

Income before income taxes	$119	$23	$4	$2		$148

	Market Services	Issuer Services	Market Technology	Corporate Items and Eliminations		Consolidated
	(in millions)
Six months ended June 30, 2009
Total revenues	$1,551	$161	$65	$6		$1,783
Cost of revenues	(1,048)	—	—	—		(1,048)

Revenues less liquidity rebates, brokerage, clearance and exchange fees	503	161	65	6		735

Income (loss) before income taxes	$226	$46	$7	$(23	)(1)	$256

	Market Services	Issuer Services	Market Technology	Corporate Items and Eliminations		Consolidated
	(in millions)
Six months ended June 30, 2008
Total revenues	$1,406	$169	$55	$5		$1,635
Cost of revenues	(977)	—	—	—		(977)

Revenues less liquidity rebates, brokerage, clearance and exchange fees	429	169	55	5		658

Income (loss) before income taxes	$235	$44	$(1)	$65	(2)	$343

(1)	The three and six months ended June 30, 2009 amounts primarily include:
•	loss on sale of our 25.25% share capital in Orc of $19 million; and
•	loss on sale of an available-for-sale investment in Oslo of $5 million, which was acquired as part our business combination with OMX AB.
(2)	The six months ended June 30, 2008 amount primarily includes:
•

gain on foreign currency contracts, net of $35 million, which were purchased to hedge the foreign exchange exposure in connection with our business combination with OMX AB ($27 million) and the Nord Pool transaction ($8 million); and

•

gain from unconsolidated investees, net of $28 million, primarily related to our $26 million gain on the non-monetary contribution of the Nasdaq trade name to obtain an equity interest in NASDAQ Dubai.

For further discussion of our segments’ results, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Segment Operating Results.”

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of the financial condition and results of operations of NASDAQ OMX in conjunction with our condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q.

Overview

On February 27, 2008, Nasdaq and OMX AB combined their businesses and Nasdaq was renamed The NASDAQ OMX Group, Inc. Under the purchase method of accounting, Nasdaq was treated as the accounting and legal acquirer in the business combination with OMX AB. We also completed our acquisitions of PHLX in July 2008, BSX in August 2008 and certain businesses of Nord Pool in October 2008. These acquisitions also have been treated as purchases for accounting purposes, with NASDAQ OMX treated as the acquirer. Additionally, during 2008, we purchased a majority stake in IDCG in December 2008 and a 20% aggregate equity interest in Agora-X (13.3% in March 2008 and an additional 6.7% in December 2008). The financial results of OMX AB are included in the consolidated financial results beginning on February 27, 2008. PHLX is included beginning July 2008, BSX is included beginning August 2008, the Nord Pool businesses are included beginning October 2008, IDCG is included beginning December 2008 and our initial equity interest in Agora-X of 13.3% beginning in March 2008 and the aggregate 20% beginning in December 2008.

Financial Highlights

The comparability of our operating results for the three months ended June 30, 2009 to the same period in 2008 is significantly impacted by our acquisition of PHLX and our Nord Pool transaction. The comparability of our operating results for the six months ended June 30, 2009 to the same period in 2008 is significantly impacted by our business combination with OMX AB as well as the acquisition of PHLX and our Nord Pool transaction. In our discussion and analysis of results of operations, we have quantified the contribution of additional revenues or expenses resulting from OMX, NASDAQ OMX PHLX and NASDAQ OMX Commodities operations wherever such amounts were material. While identified amounts may provide indications of general trends, the analysis cannot completely address the effects attributable to integration efforts.

In addition, fluctuations in the value of foreign currencies relative to the U.S. dollar impacted our operating results. Impacts associated with fluctuations in foreign currency are discussed in more detail under Item 3 “—Quantitative and Qualitative Disclosures about Market Risks.” For the three months ended June 30, 2009, approximately 34% of our revenues less liquidity rebates, brokerage, clearance and exchange fees and 26% of our operating income were derived in currencies other than the U.S. dollar, primarily the Swedish Krona and Euro. For the six months ended June 30, 2009, approximately 33% of our revenues less liquidity rebates, brokerage, clearance and exchange fees and 22% of our operating income were derived in currencies other than the U.S. dollar, primarily the Swedish Krona and Euro.

In countries with currencies other than the U.S. dollar, revenues and expenses are translated using monthly average rates of exchange. The following discussion of results of operations eliminates the impact of year-over-year foreign currency fluctuations to better measure the comparability of operating results between periods. Operating results excluding the impact of foreign currency fluctuations are calculated by translating the current year’s results by the prior period’s exchange rates.

The following summarizes significant changes in our financial performance in the second quarter and first six months of 2009 when compared with the same periods in 2008:

•

Revenues less liquidity rebates, brokerage, clearance and exchange fees decreased $13 million, or 3.4%, to $367 million in the second quarter of 2009, compared with $380 million in the second quarter of 2008, reflecting an unfavorable impact from foreign exchange of $33 million, partially offset by a $20 million increase due to operational growth. The operational growth was primarily due to an increase in derivative trading revenues due to the inclusion of NASDAQ OMX PHLX’s derivative trading revenues for the second quarter of 2009.

•

Revenues less liquidity rebates, brokerage, clearance and exchange fees increased $77 million, or 11.7%, to $735 million in the first six months of 2009, compared with $658 million in the first six months of 2008, reflecting a $124 million increase due to operational growth, partially offset by an unfavorable impact of $47 million from foreign exchange. The operational growth was primarily due to an increase in derivative trading revenues mainly due to the inclusion of NASDAQ OMX PHLX’s derivative trading revenues for the six-month period in 2009 and the inclusion of results of operations from OMX for the full six-month period in 2009 compared to four months in 2008.

•

Operating expenses decreased $17 million, or 7.6%, to $208 million in the second quarter of 2009, compared with $225 million in the second quarter of 2008, reflecting a favorable impact from foreign exchange of $23 million, partially offset by an increase in operating expenses of $6 million. The increase in operating expenses is primarily due the inclusion of NASDAQ OMX PHLX’s operating expenses for the second quarter of 2009.

•

Operating expenses increased $41 million, or 11.1%, to $411 million for the first six months of 2009, compared with $370 million for the first six months of 2008, reflecting an increase in operating expenses of $74 million, partially offset by a favorable impact of $33 million from foreign exchange. The increase in operating expenses was primarily due to the inclusion of OMX’s operating expenses for the full six-month period in 2009 compared to four months in 2008, as well as the inclusion of NASDAQ OMX PHLX’s operating expenses for the six-month period in 2009.

•

Interest expense increased $17 million, or 50.0%, to $51 million for the first six months of 2009, compared with $34 million for the first six months of 2008, primarily reflecting a full six months of interest expense in 2009 for the debt outstanding related to our business combination with OMX AB compared to four months of debt outstanding in the first six months of 2008. In addition, interest expense increased due to our outstanding debt obligations related to the acquisitions of PHLX and certain businesses of Nord Pool that were completed in the second half of 2008.

•

Income (loss) from unconsolidated investees, net was a net loss of $18 million for the second quarter of 2009 and a net loss of $20 million for the first six months of 2009, compared with net income of $1 million for the second quarter of 2008 and net income of $28 million for the first six months of 2008. The net loss for both the second quarter and first six months of 2009 is primarily due to a $19 million loss recorded in May 2009 related to the sale of our share capital in Orc. The net income for the first six months of 2008 primarily related to the NASDAQ Dubai transaction.

These current and prior year items are discussed in more detail below.

Business Environment

We serve listed companies, market participants and investors by providing high quality cash equity, fixed-income and derivative markets, thereby facilitating economic growth and corporate entrepreneurship. We also provide market technology to exchanges and markets around the world. In broad terms, our business performance is impacted by a number of drivers including macroeconomic events affecting the risk and return of financial assets, investor sentiment, government and private sector demands for capital, the regulatory environment for primary and secondary equity markets, and the changing technology in the financial services industry. Our future revenues and net income will continue to be influenced by a number of domestic and international trends including:

•	Trading volumes, particularly in U.S. and Nordic equity and derivative securities, which are driven primarily by overall macroeconomic conditions;

•	The number of companies seeking equity financing, which is affected by factors such as investor demand, the global economy, diverse sources of financing, and tax and regulatory policies;

•	The gradual return of confidence to the credit markets increasing the availability of liquidity to our technology customers, our suppliers, trading participants, and our listed companies;

•

The reorganization and restructuring of certain market participants following the partial or complete takeover of financial institutions by national governments and the distressed mergers of market participant organizations;

•	The emergence of new market participants seeing opportunities in the recovering global economy;

•	The ongoing constraints on our fixed-income issuers’ ability to access the credit markets due to rating downgrades or illiquidity in the market;

•	The caution of our technology customers and suppliers arising from the recent securities market decline and the economic slowdown;

•	Continuing pressure related to transaction fee pricing due to intense competition in the U.S. and Europe;

•	Competition for listings and trade executions related to pricing, and product and service offerings; and

•	Other technological advancements and regulatory developments.

Currently our business drivers are characterized by improved stability in investors’ outlook for financial institutions and global economic growth, continued declines in the levels of market volatility, ongoing industry adaptation to major regulatory initiatives (for example, the Markets in Financial Instruments Directive, or MiFID, in the European economic area) and continued rapid evolution and deployment of new technology in the financial services industry. The business environment that influenced our financial performance during the second quarter of 2009 can be characterized as follows:

•

A slightly improved pace for new equity issuance relative to the first quarter of 2009 with 13 IPOs across all exchanges in the U.S. and 3 new IPOs on The NASDAQ Stock Market and the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic;

•	Continued reduced access to debt and equity capital for both new and established companies with the exception of capital raising activity associated with the financial crisis;

•

Moderate 4% year-on-year growth was experienced by the NASDAQ Stock Market relative to the second quarter of 2008 in U.S. equity matched trades driven by increased trading levels, which were partially offset by lower market share;

•	18% growth relative to the second quarter of 2008 in the number of equity transactions on our Nordic and Baltic exchanges driven by participant trading in response to changing economic conditions;

•	27% decrease relative to the second quarter of 2008 in the value of equity transactions on our Nordic and Baltic exchanges caused in large part by lower equity prices;

•	A 27% decline experienced by our Nordic and Baltic exchanges relative to the second quarter of 2008 in number of traded derivatives contracts in equity related products (excluding EDX and Eurex);

•

A 24% decrease relative to the second quarter of 2008 in number of cleared derivatives contracts in fixed-income related products on our Nordic and Baltic exchanges caused in large part by short-term interest rates nearing 0% yield;

•	Intense competition among U.S. exchanges for both equity trading volume and listings and growing competition in Europe;

•	Globalization of exchanges, customers and competitors extending the competitive horizon beyond national markets;

•	Consolidation of major global customers as financial institutions are acquired, merged, and restructured; and

•

Market trends requiring continued investment in technology to meet customers’ demands for speed, capacity, and reliability as markets adapt to a global financial industry, as increasing numbers of new companies surface, and as emerging countries show ongoing interest in developing their financial markets.

NASDAQ OMX’s Operating Results

Key Drivers

The following table includes key drivers for our Market Services, Issuer Services, and Market Technology segments. In evaluating the performance of our business, our senior management closely watches these key drivers.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Market Services
Cash Equity Trading
Average daily share volume in NASDAQ securities (in billions)	2.41	2.11	2.32	2.28
Matched market share in NASDAQ securities(1)	33.2%	42.0%	35.7%	44.5%
Market share reported to the FINRA/NASDAQ Trade Reporting Facility in NASDAQ securities(2)	37.6%	23.1%	34.5%	21.8%
Total market share in NASDAQ securities(3)	70.7%	65.1%	70.2%	66.4%
Matched market share in NYSE securities(1)	15.8%	22.1%	17.1%	21.6%
Market share reported to the FINRA/NASDAQ Trade Reporting Facility in NYSE securities(2)	32.6%	19.2%	30.1%	17.9%
Total market share in NYSE securities(3)	48.4%	41.3%	47.2%	39.4%
Matched market share in NYSE Amex and regional securities(1)	22.6%	34.3%	26.2%	35.3%
Market share reported to the FINRA/NASDAQ Trade Reporting Facility in NYSE Amex and regional securities(2)	35.7%	17.0%	31.1%	16.5%
Total market share in NYSE Amex and regional securities(3)	58.3%	51.3%	57.3%	51.8%
Matched share volume in all U.S.-listed equities (in billions)	142.4	136.4	309.2	290.1
Matched market share in all U.S.-listed equities(1)	21.2%	29.6%	23.1%	30.3%
Average daily number of equity trades on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic	228,233	194,006	221,366	198,845
Average daily value of shares traded on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic (in billions)	$3.3	$6.1	$3.1	$6.2
Derivative Trading
Average daily volume of U.S. equity contracts (in millions)	14.2	12.3	13.7	12.8
NASDAQ OMX PHLX matched market share of U.S. equity options	18.0%	—	17.5%	—
The NASDAQ Options Market matched market share of U.S. equity options	3.3%	0.7%	3.0%	0.4%
Average daily volume of equity and fixed-income contracts traded on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic	322,313	435,601	328,295	468,353
Average daily volume of Nordic equity contracts traded on EDX London	113,121	150,891	122,216	153,911
Average daily volume of Finnish option contracts traded on Eurex	61,783	74,108	78,867	74,956
Clearing Turnover:
Power contracts (TWh)(4)	496.6	—	1,093.5	—
Carbon contracts (1000 tCO2) (4)	9,136	—	20,451	—

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Issuer Services
Initial public offerings:
NASDAQ	3	3	3	10
Exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic	—	9	—	11
New listings:
NASDAQ(5)	18	42	34	90
Exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic	3	12	7	14
Number of listed companies:
NASDAQ(6)	2,894	3,080	2,894	3,080
Exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic(7)	808	847	808	847
Market Technology
Order intake (in millions)(8)	$10	$77	$19	$126
Total order value (in millions)(9)	$315	$435	$315	$435

(1)	Includes transactions executed on both NASDAQ’s and NASDAQ OMX BX’s systems.
(2)	Transactions reported to the Financial Industry Regulatory Authority, or FINRA/NASDAQ Trade Reporting Facility.
(3)	Includes transactions executed on both NASDAQ’s and NASDAQ OMX BX’s systems plus trades reported through the FINRA/NASDAQ Trade Reporting Facility.
(4)	Transactions executed on Nord Pool ASA and reported for clearing to NASDAQ OMX Commodities measured by Terawatt hours (TWh) and one thousand metric tons of carbon dioxide (1000 tCO2).
(5)	New listings include IPOs, including those completed on a best efforts basis, issuers that switched from other listing venues, closed-end funds and separately listed ETFs.
(6)	Number of listed companies for NASDAQ also includes separately listed ETFs.
(7)	Represents companies listed on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic and companies on the alternative markets, NASDAQ OMX First North.
(8)	Total contract value of orders signed.
(9)	Represents total contract value of orders signed that are yet to be recognized as revenue.

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

Segment Operating Results

Of our total second quarter 2009 revenues less liquidity rebates, brokerage, clearance and exchange fees of $367 million, 67.0% was from our Market Services segment, 22.4% was from our Issuer Services segment, 9.8% was from our Market Technology segment and 0.8% related to other revenues, compared to our total second quarter 2008 revenues less liquidity rebates, brokerage, clearance and exchange fees of $380 million, of which 63.7% was from our Market Services segment, 24.2% was from our Issuer Services segment, 11.3% was from our Market Technology segment and 0.8% related to other revenues.

Of our first six months of 2009 revenues less liquidity rebates, brokerage, clearance and exchange fees of $735 million, 68.5% was from our Market Services segment, 21.9% was from our Issuer Services segment, 8.8% was from our Market Technology segment and 0.8% related to other revenues, compared to our total first six months of 2008 revenues less liquidity rebates, brokerage, clearance and exchange fees of $658 million, of which 65.2% was from our Market Services segment, 25.7% was from our Issuer Services segment, 8.3% was from our Market Technology segment and 0.8% related to other revenues.

The following table shows our total revenues, cost of revenues and revenues less liquidity rebates, brokerage, clearance and exchange fees by segment:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2009	2008		2009	2008
	(in millions)			(in millions)
Market Services	$768	$684	12.3%	$1,551	$1,406	10.3%
Cost of revenues	(522)	(442)	18.1%	(1,048)	(977)	7.3%

Market Services revenues less liquidity rebates, brokerage, clearance and exchange fees	246	242	1.7%	503	429	17.2%
Issuer Services	82	92	(10.9)%	161	169	(4.7)%
Market Technology	36	43	(16.3)%	65	55	18.2%
Other	3	3	—	6	5	20.0%

Total revenues less liquidity rebates, brokerage, clearance and exchange fees	$367	$380	(3.4)%	$735	$658	11.7%

MARKET SERVICES

The following table shows total revenues less liquidity rebates, brokerage, clearance and exchange fees from our Market Services segment:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2009	2008		2009	2008
	(in millions)			(in millions)
Transaction Services
Cash Equity Trading Revenues:
U.S. cash equity trading (1)	$540	$495	9.1%	$1,102	$1,093	0.8%
Cost of revenues:
Liquidity rebates	(359)	(345)	4.1%	(798)	(730)	9.3%
Brokerage, clearance and exchange fees(1)	(138)	(95)	45.3%	(207)	(245)	(15.5)%

Total U.S. cash equity cost of revenues	(497)	(440)	13.0%	(1,005)	(975)	3.1%

U.S. cash equity trading revenues less liquidity rebates, brokerage, clearance and exchange fees	43	55	(21.8)%	97	118	(17.8)%
European cash equity trading	25	38	(34.2)%	50	51	(2.0)%

Total cash equity trading revenues less liquidity rebates, brokerage, clearance and exchange fees	68	93	(26.9)%	147	169	(13.0)%

Derivative Trading Revenues:
U.S. derivative trading(2)	61	3	#	114	3	#
Cost of revenues:
Liquidity rebates	(22)	(2)	#	(39)	(2)	#
Brokerage, clearance and exchange fees(2)	(3)	—	#	(4)	—	#

Total U.S. derivative trading cost of revenues	(25)	(2)	#	(43)	(2)	#

U.S. derivative trading revenues less liquidity rebates, brokerage, clearance and exchange fees	36	1	#	71	1	#

European derivative trading	19	20	(5.0)%	40	27	48.1%

Total derivative trading revenues less liquidity rebates, brokerage, clearance and exchange fees	55	21	#	111	28	#

Access Services revenues	32	26	23.1%	63	51	23.5%

Total Transaction Services revenues less liquidity rebates, brokerage, clearance and exchange fees	155	140	10.7%	321	248	29.4%

Market Data
Net U.S. tape plans	30	36	(16.7)%	65	71	(8.5)%
U.S. market data products	30	27	11.1%	57	52	9.6%
European market data products	19	25	(24.0)%	38	34	11.8%

Total Market Data revenues	79	88	(10.2)%	160	157	1.9%

Broker Services	9	12	(25.0)%	17	19	(10.5)%

Other Market Services	3	2	50.0%	5	5	—

Total Market Services revenues less liquidity rebates, brokerage, clearance and exchange fees	$246	$242	1.7%	$503	$429	17.2%

#	Denotes a variance greater than 100.0%.

(1)

Includes Section 31 fees of $92 million in second quarter of 2009, $37 million in the second quarter of 2008, $117 million in the first six months of 2009 and $128 million in the first six months of 2008. Section 31 fees are recorded as U.S. cash equity trading revenues with a corresponding amount recorded in cost of revenues.

(2)

Includes Section 31 fees of $3 million in both the second quarter and first six months of 2009. Section 31 fees are recorded as U.S. derivative trading revenues with a corresponding amount recorded in cost of revenues.

Transaction Services

Transaction Services revenues less liquidity rebates, brokerage, clearance and exchange fees increased in the second quarter and first six months of 2009 compared with the same periods in 2008, primarily due to an increase in derivative trading revenues less liquidity rebates, brokerage, clearance and exchange fees mainly due to the inclusion of NASDAQ OMX PHLX’s derivative trading revenues for both the second quarter of 2009 and first six months of 2009, partially offset by a decrease in cash equity trading revenues less liquidity rebates, brokerage, clearance and exchange fees.

U.S. Cash Equity Trading Revenues

U.S. cash equity trading revenues increased in the second quarter of 2009 compared with the same period in 2008, primarily due to an increase in Section 31 fees, partially offset by a decrease in the number of shares matched and routed on NASDAQ’s trading system and one less trading day in the quarter. The increase in the first six months of 2009 compared with the same period in 2008 was primarily due to an increase in the number of shares matched and routed by NASDAQ, partially offset by a decrease in Section 31 fees and one less trading day.

As discussed above, we record Section 31 fees as cash equity trading revenues with a corresponding amount recorded as cost of revenues. We are assessed these fees from the SEC and pass them through to our customers in the form of incremental fees. Since the amount recorded in revenues is equal to the amount recorded in cost of revenues, there is no impact on our revenues less liquidity rebates, brokerage, clearance and exchange fees. Section 31 fees were $92 million in the second quarter of 2009 and $117 million in the first six months of 2009 compared with $37 million in the second quarter of 2008 and $128 million in the first six months of 2008. The increase in the second quarter of 2009 compared with the same period in 2008 is primarily due to higher Section 31 fee rates. The decrease in the first six months of 2009 compared with the same period in 2008 is primarily due to lower dollar volume traded, partially offset by higher Section 31 fee rates.

Liquidity rebates, in which we credit a portion of the per share execution charge to the market participant that provides the liquidity, increased in the second quarter and first six months of 2009 compared with the same periods in 2008, primarily due to a higher number of shares matched on NASDAQ. Also contributing to the increase in the first six months of 2009 compared to the same period in 2008 was an increase in the amount of the rebate offered to liquidity providers.

Brokerage, clearance and exchange fees increased in the second quarter of 2009 and decreased in the first six months of 2009 compared with the same periods in 2008. The increase in the second quarter of 2009 was primarily due to higher Section 31 fee rates, partially offset by lower routing costs due to a decrease in the amount of volume routed by NASDAQ and lower fees incurred from the National Securities Clearing Corporation, or NSCC. The decrease in the first six months of 2009 was primarily due to lower routing costs as a result of less volume being routed by NASDAQ along with a decrease in Section 31 fees due to lower dollar volume traded. These decreases were partially offset by a lower rebate received in the first quarter of 2009 from NSCC due to NSCC’s pricing reductions announced in 2008.

European Cash Equity Trading Revenues

European cash equity trading revenues include trading revenues from equity products traded on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic. European cash equity trading revenues decreased in the second quarter of 2009 and first six months of 2009 compared with the same periods in 2008, primarily due to a decrease in the value traded per day due to lower average market capitalization of stocks traded. The decrease in the first six months of 2009 was partially offset by the inclusion of European cash equity trading revenues for the full six-month period in 2009 compared to four months in 2008. In addition, foreign exchange negatively impacted European cash equity trading revenues by $7 million in the second quarter of 2009 and $10 million in the first six months of 2009.

Derivative Trading Revenues

U.S. derivative trading revenues less liquidity rebates, brokerage, clearance and exchange fees increased in the second quarter and first six months of 2009 compared with the same periods in 2008, primarily due to the inclusion of NASDAQ OMX PHLX’s derivative trading revenues of $35 million in the second quarter of 2009 and $68 million in the first six months of 2009 along with increases in average daily contracts matched and routed on NASDAQ’s trading systems.

European derivative trading revenues include trading and clearing revenues from derivative products traded on NASDAQ OMX Stockholm and derivative trading revenues from derivative products traded on NASDAQ OMX Copenhagen. European derivatives include revenues from NASDAQ OMX Commodities of $8 million in the second quarter of 2009 and $16 million in the first six months of 2009. However, foreign exchange negatively impacted European derivative trading revenues by $4 million in the second quarter of 2009 and $5 million in the first six months of 2009.

Access Services Revenues

Access services revenues increased in the second quarter and first six months of 2009 compared with the same periods in 2008. The increase was primarily due to the inclusion of NASDAQ OMX PHLX’s revenues of $4 million in the second quarter of 2009 and $7 million in the first six months of 2009, as well as increases in customer demand for network connectivity and co-location services and increases in exchange and other membership fees.

Market Data

Market Data revenues decreased in the second quarter of 2009 compared with the same period in 2008. The decrease was due to a decrease in net U.S. tape plans revenues and a decrease in European market data products revenues. These decreases were partially offset by an increase in U.S. market data products revenues.

The decline in net U.S. tape plans revenues was primarily due to the decline in NASDAQ’s trading and quoting market share of U.S. equities. European market data products revenues decreased primarily due to an unfavorable impact from foreign exchange of $5 million.

U.S. market data products revenues which are generated from the sale of NASDAQ OMX proprietary data products increased primarily due to growth of products such as the NASDAQ Global Index Data Service and other proprietary data products.

Market Data revenues increased in the first six months of 2009 compared with the same period in 2008. The increase was due to an increase in U.S. market data products and European market data products revenues, partially offset by a decrease in net U.S. tape plans revenues.

The increase in U.S. market data products revenues was primarily due to growth of products such as the NASDAQ Global Index Data Service and other proprietary data products.

European market data products revenues increased primarily due to the inclusion of European market data products revenues for the full six-month period in 2009 compared with four months in 2008, partially offset by an unfavorable impact from foreign exchange of $6 million.

The decline in net U.S. tape plans revenues was primarily due to the decline in NASDAQ’s trading and quoting market share of U.S. equities.

ISSUER SERVICES

The following table shows revenues from our Issuer Services segment:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2009	2008		2009	2008
	(in millions)			(in millions)
Global Listing Services:
Annual renewal fees	$29	$31	(6.5)%	$58	$62	(6.5)%
Listing of additional shares fees	9	10	(10.0)%	19	21	(9.5)%
Initial listing fees	5	6	(16.7)%	10	11	(9.1)%

Total U.S. listing fees	43	47	(8.5)%	87	94	(7.4)%
European listing fees	11	17	(35.3)%	22	23	(4.3)%
Corporate services	18	17	5.9%	33	31	6.5%

Total Global Listing Services	72	81	(11.1)%	142	148	(4.1)%
Global Index Group	10	11	(9.1)%	19	21	(9.5)%

Total Issuer Services revenues	$82	$92	(10.9)%	$161	$169	(4.7)%

Global Listing Services

U.S. Listing Services Revenues

Annual renewal fees decreased in the second quarter and first six months of 2009 compared with the same periods in 2008, primarily due to a decrease in the number of listed companies on The NASDAQ Stock Market. The number of companies listed on The NASDAQ Stock Market on January 1, 2009 was 3,023, compared to 3,135 on January 1, 2008, the date on which listed companies are billed their annual fees. The decrease in the number of listed companies was due to 289 delistings by The NASDAQ Stock Market in 2008, partially offset by 177 new listings in 2008. The number of listed companies as of January 1, 2009 and 2008 also includes separately listed ETFs. Annual renewal fees are recognized ratably over a 12-month period.

Listing of additional shares fees decreased in the second quarter and first six months of 2009 compared with the same periods in 2008 as fewer companies have issued additional shares in the past year compared to prior years. Listing of additional shares fees are amortized on a straight-line basis over an estimated service period of four years.

Initial listing fees decreased slightly in the second quarter and first six months of 2009 compared with the same periods in 2008, primarily due to a decrease in the number of new listings. There were 18 new listings, including 3 new IPOs, during the second quarter of 2009 and 34 new listings, including 3 new IPOs, during the first six months of 2009 compared with 42 new listings, including 3 new IPOs, during the second quarter of 2008 and 90 new listings, including 10 new IPOs, during the first six months of 2008. The decrease in new listings during 2009 will impact future revenues as these fees are amortized on a straight-line basis over an estimated service period of six years.

European Listing Services Revenues

European Listing Services revenues decreased in the second quarter and first six months of 2009 compared with the same periods in 2008, primarily due to a decline in the market capitalization of Nordic issuers as well as a decrease in the number of listed companies from 847 as of June 30, 2008 to 808 as of June 30, 2009. In addition, foreign exchange negatively impacted European Listing Services revenues by $3 million in the second quarter of 2009 and $4 million in the first six months of 2009. Partially offsetting the decline in the first six months of 2009 was an increase in revenues due to the inclusion of European Listing Services revenues for the full six-month period in 2009 compared to four months in 2008. European Listing Services revenues are derived from annual fees received from listed companies on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic, and are directly related to the listed companies’ market capitalization. These revenues are recognized ratably over a 12-month period.

Corporate Services Revenues

Global Listing Services revenues also include fees from Corporate Services. These fees include commission income from Carpenter Moore, subscription income from Shareholder.com and Directors Desk, fees from GlobeNewswire and revenues from Corporate Services Nordic. Corporate Services revenues increased in the second quarter and the first six months of 2009 compared with the same periods in 2008, primarily due to expanding customer utilization of our Corporate Services. In addition, the inclusion of Corporate Services Nordic for the full six-month period in 2009 compared with four months in 2008 contributed to the increase in the first six months of 2009.

Global Index Group Revenues

Global Index Group revenues primarily include license fees from NASDAQ OMX branded indexes, associated derivatives and financial products in the U.S. and abroad. Global Index Group revenues decreased in the second quarter and first six months of 2009 compared with the same periods in 2008, primarily due to a decrease in underlying assets associated with NASDAQ OMX-licensed ETFs and a decrease in licensed derivatives volumes.

MARKET TECHNOLOGY

The following table shows revenues from our Market Technology segment:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2009	2008		2009	2008
	(in millions)			(in millions)
Market Technology:
License, support and project revenues	$28	$33	(15.2)%	$49	$42	16.7%
Facility management services	7	9	(22.2)%	13	12	8.3%
Other revenues	1	1	—	3	1	#

Total Market Technology revenues	$36	$43	(16.3)%	$65	$55	18.2%

#	Denotes a variance greater than 100.0%.

Market Technology revenues decreased in the second quarter of 2009 compared with the same period in 2008, primarily due to an unfavorable impact of $10 million from foreign exchange. Market Technology revenues increased in the first six months of 2009 compared to the same period in 2008, primarily due to the inclusion of Market Technology revenues for the full six-month period in 2009 compared to four months in 2008, partially offset by an unfavorable impact of $13 million from foreign exchange.

Market Technology provides technology solutions for trading, clearing and settlement, and information dissemination, and also offers facility management integration and advisory services to marketplaces throughout the world.

License, support and project revenues are derived from the system solutions developed and sold by NASDAQ OMX. After we have developed and sold a system solution, the customer licenses the right to use the software. Each project involves individual adaptations to the specific requirements of the customer, such as those relating to functionality and capacity. When NASDAQ OMX provides a system solution, it undertakes to upgrade, develop and maintain the system and receives regular support revenues for this work which is recognized over the contract period. Under contract accounting, where customization and significant modifications to the software are made to meet the needs of our customers, total revenues, as well as costs incurred, are deferred until the customization and significant modifications are complete and are then recognized over the support period. In addition, license, support and project revenues also include amortization of the deferred revenue related to our contribution of technology licenses to NASDAQ Dubai. See “The combination with OMX AB and strategic partnership with Borse Dubai Limited,” of Note 4, “Acquisitions and Strategic Initiatives in 2008,” to the condensed consolidated financial statements for further discussion of our transaction with Borse Dubai.

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

Expenses

Operating Expenses

The following table shows our operating expenses:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2009	2008		2009	2008
	(in millions)			(in millions)
Compensation and benefits	$105	$115	(8.7)%	$202	$189	6.9%
Marketing and advertising	3	4	(25.0)%	5	6	(16.7)%
Depreciation and amortization	27	22	22.7%	50	38	31.6%
Professional and contract services	17	23	(26.1)%	36	36	—
Computer operations and data communications	14	17	(17.6)%	29	25	16.0%
Occupancy	18	17	5.9%	35	29	20.7%
Regulatory	10	7	42.9%	19	15	26.7%
Merger expenses	3	6	(50.0)%	11	7	57.1%
General, administrative and other	11	14	(21.4)%	24	25	(4.0)%

Total operating expenses	$208	$225	(7.6)%	$411	$370	11.1%

Total operating expenses decreased $17 million in the second quarter of 2009 compared with the same period in 2008, reflecting a favorable impact from foreign exchange of $23 million, partially offset by an increase in operating expenses of $6 million primarily due to the inclusion of NASDAQ OMX PHLX’s operating expenses. Total operating expenses increased $41 million in the first six months of 2009 compared to the same period in 2008, reflecting an increase in operating expenses of $74 million, partially offset by a favorable impact of $33 million from foreign exchange. The increase in operating expenses of $74 million was primarily due to the inclusion of OMX’s operating expenses for the full six-month period in 2009 compared with four months in 2008 and the inclusion of NASDAQ OMX PHLX’s operating expenses for the first six months of 2009. See below for further discussion.

Compensation and benefits expense decreased in the second quarter of 2009 compared with the same period in 2008, primarily due to foreign exchange which had a favorable impact of $11 million. Compensation and benefits expense increased in the first six months of 2009 compared to the same period in 2008, primarily due to the inclusion of OMX’s compensation and benefits expense for the full six-month period in 2009 compared with four months in 2008 and the inclusion of NASDAQ OMX PHLX’s compensation and benefits expense of $11 million in the first six months of 2009 as well as increased compensation and stock based compensation as a result of other recent acquisitions. Headcount increased to 2,345 employees at June 30, 2009 compared with 2,334 employees at June 30, 2008 due to additional headcount as a result of recent acquisitions. Partially offsetting the increase in compensation and benefits expense in the first six months of 2009 was a favorable impact of $16 million from foreign exchange.

Depreciation and amortization expense increased in the second quarter and first six months of 2009 compared with the same periods in 2008. The increase in the second quarter of 2009 was primarily due to the inclusion of NASDAQ OMX PHLX’s depreciation and amortization expense of $4 million. The increase in the first six months of 2009 was primarily due to the inclusion of NASDAQ OMX PHLX’s depreciation and amortization expense of $7 million in the first six months of 2009 and an increase of $3 million in OMX’s depreciation and amortization expense reflecting OMX’s results of operations for the full six-month period in 2009 compared with four months in 2008, partially offset by a favorable impact of $4 million from foreign exchange.

Professional and contract services expense decreased in the second quarter of 2009 compared with the same period in 2008, primarily due to decreases in technology related services through cost saving programs, as well as foreign exchange, which had a favorable impact of $2 million. Professional and contract services remained flat in the first six months of 2009 compared with the same period in 2008. An increase due to the inclusion of OMX’s professional and contract services expense for the full six-month period in 2009 compared with four months in 2008 was offset by a favorable impact from foreign exchange.

Computer operations and data communications expense decreased in the second quarter of 2009 compared with the same period in 2008, primarily due to a decrease of $6 million in OMX’s computer operations and data communications expense due to realized synergies and foreign exchange, which had a favorable impact of $1 million. The decrease in computer operations and data communications expense for the second quarter of 2009 was partially offset by the inclusion of NASDAQ OMX PHLX’s computer operations and data communications expense of $2 million. Computer operations and data communications expense increased in the first six months of 2009 compared with the same period in 2008, primarily due to the inclusion of NASDAQ OMX PHLX’s computer operations and data communications expense of $3 million.

Occupancy expense increased slightly in the second quarter of 2009 and increased $6 million in the first six months of 2009 compared with the same periods in 2008. The increase in the first six months of 2009 was primarily due to the inclusion of NASDAQ OMX PHLX’s occupancy expense of $3 million and an increase of $2 million in OMX’s occupancy expense reflecting the inclusion of OMX’s results of operations for the full six-month period in 2009 compared with four months in 2008, partially offset by a favorable impact of $3 million from foreign exchange.

Regulatory expense increased in the second quarter and first six months of 2009 compared with the same periods in 2008 primarily due to new regulatory fees from FINRA and an expansion of regulatory services to new markets. FINRA provides regulatory services to The NASDAQ Stock Market, The NASDAQ Options Market and, as of March 2009, the markets operated or regulated by NASDAQ OMX BX, including the regulation of trading activity and surveillance and investigative functions.

Merger expenses were $3 million in the second quarter of 2009 and $11 million for the first six months of 2009 compared with $6 million for the second quarter 2008 and $7 million for the first six months of 2008. These costs are directly attributable to the business combination with OMX AB and the acquisition of PHLX, but do not qualify as purchase accounting adjustments. The costs primarily include consulting and legal costs related to our integration of OMX AB and PHLX.

General, administrative and other expense decreased in the second quarter and first six months of 2009 compared with the same periods in 2008. The decrease in the second quarter of 2009 was primarily due to a decrease of $4 million in OMX’s general, administrative and other expense due to foreign exchange which had a favorable impact of $4 million. In addition, we recognized a pre-tax gain of $1 million on the early extinguishment of debt, net of debt issuance and other costs in the second quarter of 2009. The decrease in the first six months of 2009 was primarily due to foreign exchange which had a favorable impact of $5 million and the recognition of pre-tax gains of $4 million on the early extinguishment of debt, net of debt issuance and other costs, partially offset by an increase in OMX’s general, administrative and other expense reflecting the inclusion of OMX’s results of operations for the full six-month period in 2009 compared with four months in 2008. See “Early Extinguishment of Debt,” of Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion of the early extinguishment of debt.

Non-operating Income and Expenses

The following table presents our non-operating income and expenses:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2009	2008		2009	2008
	(in millions)			(in millions)
Interest income	$2	$8	(75.0)%	$7	$18	(61.1)%
Interest expense	(25)	(24)	4.2%	(51)	(34)	50.0%

Net interest expense	(23)	(16)	43.8%	(44)	(16)	#
Dividend and investment income	1	3	(66.7)%	1	3	(66.7)%
Loss on sale of investment security	(5)	—	#	(5)	—	#
Income (loss) from unconsolidated investees, net	(18)	1	#	(20)	28	#
Gain on foreign currency contracts, net	—	5	#	—	40	#

Total non-operating income and (expenses)	$(45)	$(7)	#	$(68)	$55	#

#	Denotes a variance greater than or equal to 100.0%.

Interest Income

Interest income decreased in the second quarter and first six months of 2009 compared with the same periods in 2008, primarily due to lower interest rates and a lower average cash balance in the second quarter and first six months of 2009.

Interest Expense

Interest expense remained flat in the second quarter and increased in the first six months of 2009 compared with the same periods in 2008. The increase in the first six months of 2009 primarily reflects a full six-month period of interest expense in 2009 on our outstanding debt obligations related to the OMX AB business combination compared with four months of interest expense in 2008 and additional interest expense due to our outstanding debt obligations related to the acquisitions of PHLX and certain businesses of Nord Pool that were completed in the second half of 2008.

Dividend and Investment Income

Dividend and investment income decreased in the second quarter and first six months of 2009 compared with the same periods in 2008 primarily due to a decrease in the dividend per share received from our available-for-sale investment in Oslo.

Loss on Sale of Investment Security

In connection with our business combination of OMX AB, we acquired a long-term available-for-sale investment in Oslo which was accounted for in accordance with SFAS 115. During the second quarter of 2009, we made a strategic decision to sell this investment demonstrating our intent to no longer hold this investment and recorded a $5 million loss, which is net of costs directly related to the sale, primarily broker fees.

Income (Loss) from Unconsolidated Investees, net

The net loss in the second quarter of 2009 of $18 million and the first six months of 2009 of $20 million was primarily due to a $19 million loss recorded in May 2009 related to the sale of our 25.25% share capital in Orc. The net income in the first six months of 2008 of $28 million primarily related to the NASDAQ Dubai transaction. We contributed intangible assets and $50 million in cash to NASDAQ Dubai in exchange for a 33 1/3% equity ownership in NASDAQ Dubai. One of the intangible assets contributed was the Nasdaq trade name, which had a zero carrying value on Nasdaq’s books and records prior to the transfer. As a result, we recognized a $26 million gain for the difference between Nasdaq’s carrying value and the fair value of the contributed asset on this non-monetary exchange.

Gain on Foreign Currency Contracts, net

In the second quarter of 2008, we recorded a gain of $5 million primarily related to gains on forward currency contracts used to economically hedge our Market Technology contracted revenue streams. In the first six months of 2008, we recorded a net gain of $40 million which relates to net gains on forward and option contracts entered into to hedge the foreign currency exposure on our business combination with OMX AB ($27 million), an unrealized gain on a forward contract entered into to hedge the NOK cash payment for the Nord Pool transaction ($8 million) and unrealized gains on forward currency contracts used to economically hedge our Market Technology contracted revenue streams ($5 million). See “Derivatives Not Designated as Hedges,” of Note 14, “Derivative Financial Instruments and Hedging Activities,” to the condensed consolidated financial statements for further discussion.

Income Taxes

NASDAQ OMX’s income tax provision was $46 million in the second quarter of 2009 and $94 million in the first six months of 2009 compared with $47 million in the second quarter of 2008 and $122 million in the first six months of 2008. The overall effective tax rate was approximately 40% in the second quarter of 2009 and approximately 32% in the second quarter of 2008. The overall effective tax rate was approximately 37% in the first six months of 2009 and approximately 36% in the first six months of 2008. The higher effective tax rate in 2009 is primarily due to losses on the sale of our equity method investment in Orc and our available-for-sale investment in Oslo, which are not deductible for tax purposes in the local jurisdiction where these investments were held. Excluding the impact of these losses, the overall effective tax rate would have been approximately 33% in the second quarter of 2009 and approximately 34% in the first six months of 2009.

The effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of earnings and losses. These same and other factors, including history of pre-tax earnings and losses, are taken into account in assessing the ability to realize deferred tax assets.

As previously discussed, we adopted FSP APB 14-1 on January 1, 2009 and have adjusted all periods presented to reflect the tax impact on the incremental interest expense, which resulted in a change in tax expense and current and non-current deferred tax liabilities. See “FASB Staff Position APB No. 14-1,” of Note 3, “Recent Accounting Pronouncements” and “Adoption of FSP APB 14-1,” of “2.50% Convertible Senior Notes,” of Note 8, “Debt Obligations,” for further discussion.

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

NASDAQ OMX and its eligible subsidiaries file a consolidated U.S. federal income tax return, and applicable state and local income tax returns and non-U.S. income tax returns. Federal income tax returns for years 2005-2007 are subject to examination by the Internal Revenue Service. Several state tax returns are currently under examination by the respective tax authorities for years 1996-1998 and 2000-2006 and we are subject to examination for 2007. Non-U.S. tax returns are subject to review by the respective tax authorities for years 2002-2008. We anticipate that the amount of unrecognized tax benefits at June 30, 2009 will significantly decrease in the next twelve months as we expect to settle certain tax audits. The final outcome of such audits cannot yet be determined. We anticipate that such adjustments would not have a material impact on our condensed consolidated financial position or results of operations.

In June 2009, NASDAQ OMX filed an application for an advance tax ruling with the Swedish Tax Council for Advanced Tax Rulings. The application was filed to confirm whether certain interest expense is deductible for Swedish tax purposes under legislation that became effective on January 1, 2009. We expect to receive a favorable response from the Swedish Tax Council for Advance Tax Rulings by our fiscal year end 2009. We recorded the Swedish tax benefit as described above in our condensed consolidated financial statements. In the second quarter of 2009, we recorded a tax benefit of $5 million, or $.02 per diluted share. For the first six months of 2009, we recorded a tax benefit of $9 million, or $.04 per diluted share. We expect to record recurring quarterly tax benefits of $4 million to $5 million with respect to this issue for the foreseeable future.

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

In the near term, we expect that our operations will provide sufficient cash to fund our operating expenses, capital expenditures and interest payments on our debt. As of June 30, 2009, our cash and cash equivalents of $419 million was primarily invested in money market funds. In the long-term, we may use both internally generated funds and external sources to satisfy our debt and other long-term liabilities.

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

Cash and Cash Equivalents and Changes in Cash Flows

Cash and cash equivalents include cash in banks and all non-restricted highly liquid investments with original maturities of three months or less at the time of purchase. Restricted cash, which was $152 million as of June 30, 2009 and $141 million as of December 31, 2008, is not available for general use by us due to regulatory and other requirements and is classified as restricted cash in the Condensed Consolidated Balance Sheets. Non-current restricted cash, which was $50 million at both June 30, 2009 and December 31, 2008, relates to a deposit to the guarantee fund of IDCG and is classified as non-current restricted cash in the Condensed Consolidated Balance Sheets.

The following tables summarize our cash and cash equivalents and changes in cash flows:

	June 30, 2009	December 31, 2008	Percentage Change
	(in millions)
Cash and cash equivalents (1)	$419	$374	12.0%

(1)	Cash and cash equivalents exclude restricted cash which is not available for general use by us due to regulatory and other requirements.

	Six Months Ended June 30,		Percentage Change
	2009	2008
	(in millions)
Cash provided by operating activities	$224	$220	1.8%
Cash provided by (used in) investing activities	19	(1,988)	#
Cash provided by (used in) financing activities	(211)	1,130	#
Effect of exchange rate changes on cash and cash equivalents	13	9	44.4%

#	Denotes a variance greater than 100.0%.

Cash and cash equivalents. Cash and cash equivalents increased $45 million from December 31, 2008 primarily due to proceeds from sales of investments, collections of Global Listing Services’ annual billings and other positive cash flows from operating activities. These increases were partially offset by payments of outstanding debt obligations, purchases of trading securities and payment of accrued personnel costs.

Changes in Cash Flows

Cash provided by operating activities. The following items impacted our cash provided by operating activities for the six months ended June 30, 2009:

•	Net income attributable to NASDAQ OMX of $163 million, plus:

•

Non-cash items of $53 million comprised primarily of depreciation and amortization of $50 million, loss from unconsolidated investees, net of $20 million and share-based compensation of $17 million, partially offset by deferred taxes, net of $35 million.

•	Increase in deferred revenue of $80 million mainly due to Global Listing Services’ annual billings.

•

Increase in Section 31 fees payable to SEC of $64 million primarily due to a six month accrual included in the June 2009 balance compared to a four month accrual included in the December 2008 balance. Payments are made twice a year in March (for the four month period September through December of the prior year) and in September (for the eight month period January through August of the current year) of each year. The increase is also due to an increase in Section 31 fee rates.

•	Partially offset by a:

•	Decrease in accrued personnel costs of $65 million primarily due to payment of 2008 incentive compensation in the first quarter of 2009, partially offset by the 2009 accrual.

•

Increase in receivables, net of $49 million primarily due to an increase in income tax receivable, reflecting quarterly estimates paid in excess of the current liability owed, as well as an increase in Market Services receivables as a result of an increase in Section 31 fees receivable due to a rate fee increase.

•	Decrease in other accrued liabilities of $46 million primarily due to decreases in accrued taxes as a result of payments made.

During the six months ended June 30, 2008, the following items impacted our cash provided by operating activities:

•	Net income attributable to NASDAQ OMX of $220 million, plus:

•	Increase in deferred revenue of $49 million mainly due to Global Listing Services’ annual billings.

•

Increase in accounts payable and accrued expenses and other accrued liabilities of $50 million primarily due to additional rebates payable as a result of increases in market share, as well as an increase in interest payable on our credit facilities.

•	Partially offset by:

•

Non-cash items of approximately $57 million comprised primarily of the gain on foreign currency contracts, net of $40 million, deferred taxes, net of $39 million and income from unconsolidated investees, net of $28 million, partially offset by depreciation and amortization of $38 million and share-based compensation of $12 million.

•	Increase in other assets of $42 million due to the increase in the restricted cash balance as of June 30, 2008.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, accounts receivable collections, share-based compensation and the timing and amount of other payments that we make.

Cash provided by (used in) investing activities. Cash provided by investing activities for the six months ended June 30, 2009 is primarily due to cash received from sales and redemptions of trading securities and our available-for-sale investment in Oslo, as well as cash received from the sale of our 25.25% equity method investment in Orc. Partially offsetting cash received, was cash used in connection with the purchase of trading securities, as well as purchases of property and equipment. In the first six months of 2008, cash used in investing activities primarily related to our business combination with OMX AB, net of cash acquired, as well as the acquisition of 33 1/3% of the equity of NASDAQ Dubai and the equity interest in Agora-X, for total cash paid of $1,981 million.

Cash provided by (used in) financing activities. Cash used in financing activities in the first six months of 2009 consisted of $113 million in principal payments made on our Term Loan Facility and a $71 million payment to repay in full the vendor note issued to the previous owners of Nord Pool in connection with the acquisition of certain businesses of Nord Pool. In addition, we repurchased $47 million principal amount of our 2.50% convertible senior notes for a cash payment of $40 million and recognized a pre-tax gain of $4 million, net of debt issuance and other costs. We also made a $4 million payment on our other credit facilities in the first six months of 2009. In the first six months of 2008, cash provided by financing activities consisted of the proceeds from the issuance of $475 million aggregate principal amount of 2.50% convertible senior notes and $1,050 million in senior secured indebtedness under our Credit Facilities. See “Credit Facilities” below for further discussion. The 2008 proceeds from the 2.50% convertible senior notes and new credit facilities were partially offset by the refinancing of $353 million of OMX AB outstanding debt obligations at the time of the business combination.

Capital Resources and Working Capital

Working capital (calculated as current assets less current liabilities) was $429 million at June 30, 2009, compared with $351 million at December 31, 2008, an increase of $78 million, or 22.2%. We have historically been able to generate sufficient funds from operations to meet working capital requirements. At June 30, 2009, we had total contractual debt obligations of $2,375 million, of which $225 million is due within one year. See below for further discussion.

At June 30, 2009, none of our lenders were affiliated with NASDAQ OMX, except to the extent, if any, that SLP would be deemed an affiliate of NASDAQ OMX due to its ownership of $119 million aggregate principal amount of the 3.75% convertible notes and shares of our common stock and representation on our board of directors.

3.75% Convertible Notes due 2012

As of June 30, 2009, approximately $120 million in aggregate principal amount of the 3.75% convertible notes due 2012 remained outstanding, of which $119 million was owned by SLP.

2.50% Convertible Senior Notes due 2013

In the first quarter of 2008, in connection with the business combination with OMX AB, we completed the offering of $475 million aggregate principal amount of 2.50% convertible senior notes due 2013. In 2009, we repurchased $47 million principal amount of the notes for a cash payment of $40 million. For the first six months of 2009, we recognized a pre-tax gain on the early extinguishment of debt of $4 million, net of debt issuance and other costs of $0.8 million. These gains were recorded in general, administrative and other expense in the Condensed Consolidated Statements of Income. The aggregate principal amount outstanding on these notes as of December 31, 2008 was $475 million. As a result of the repurchase, the remaining aggregate principal amount outstanding on these notes as of June 30, 2009 was $428 million. It is our intent and policy to settle the principal amount of the notes in cash and we are permitted to settle the conversion premium in shares of our common stock or cash.

Credit Facilities

In the first quarter of 2008, we entered into the Credit Facilities to finance the business combination with OMX AB, the acquisition of PHLX and the Nord Pool transaction. The Credit Facilities provide for up to $2,075 million of debt financing, which includes (i) a five-year, $2,000 million senior secured term loan facility which consists of (a) a $1,050 million term loan facility allocated to the OMX AB business combination, (b) a $650 million term loan facility allocated to our acquisition of PHLX and (c) a $300 million term loan facility allocated to fund the Nord Pool transaction and (ii) a five-year, $75 million senior secured revolving credit facility. At June 30, 2009 and December 31, 2008, the revolving credit facility was unused. Total debt obligations outstanding under the Credit Facilities were $1,812 million at June 30, 2009 and $1,925 million at December 31, 2008.

Under the provisions of our Credit Facilities, we are required to maintain approximately 30% of our debt structure on a fixed rate basis for two years from the date of the credit agreement. As such, in August 2008, we entered into interest rate swap agreements that effectively converted $200 million of funds borrowed under our Credit Facilities, which is floating rate debt, to a fixed rate basis through August 2011. The interest rate swap was fixed to a base rate of 3.73% plus the current credit spread of 200 basis points as of June 30, 2009. The credit spread (not to exceed 200 basis points) is subject to change based upon the leverage ratio in accordance with the Credit Facilities. See “Cash Flow Hedges,” of Note 14, “Derivative Financial Instruments and Hedging Activities,” to the condensed consolidated financial statements for further discussion.

We have other credit facilities related to our clearinghouses in order to meet liquidity and regulatory requirements. These credit facilities, which are available in multiple currencies, primarily Swedish Krona and U.S. dollar, totaled $501 million ($238 which is available to be pledged as collateral and $263 to satisfy regulatory requirements), of which $0.4 million was drawn at June 30, 2009. At December 31, 2008 these facilities totaled $246 million, of which $4 million was drawn. Amounts drawn were included in other accrued liabilities in the Condensed Consolidated Balance Sheets.

At June 30, 2009, we were in compliance with the covenants of all of our debt obligations.

See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion of our 3.75% convertible notes, 2.50% convertible senior notes and Credit Facilities.

Broker-Dealer Net Capital Requirements

Our broker-dealer subsidiaries, Nasdaq Execution Services and NASDAQ Options Services, are subject to regulatory requirements intended to ensure their general financial soundness and liquidity, which require that they comply with minimum capital requirements. At June 30, 2009, Nasdaq Execution Services was required to maintain minimum net capital of $0.3 million and had total net capital of approximately $1.4 million or $1.1 million in excess of the minimum amount required. At June 30, 2009, NASDAQ Options Services was also required to maintain minimum net capital of $0.3 million and had total net capital of approximately $4.8 million or $4.5 million in excess of the minimum amount required.

Other Capital Requirements

NASDAQ Options Services is also required to maintain a $2 million minimum level of net capital under our clearing arrangement with The Options Clearing Corporation, or OCC.

Derivative Clearing Operations Regulatory Capital Requirements

We are required to maintain minimum levels of regulatory capital for our clearing operations for NASDAQ OMX Stockholm, NASDAQ OMX Commodities and IDCG. The level of regulatory capital required to be maintained is dependent upon many factors including market conditions and creditworthiness of the counterparty. At June 30, 2009, we were required to maintain regulatory capital of $278 million which is comprised of:

•	$108 million of restricted cash;

•	$ 50 million of non-current restricted cash; and

•	$120 million primarily in Swedish government debt securities. These securities are included in financial investments, at fair value in the Condensed Consolidated Balance Sheets as of June 30, 2009.

In addition, we have available credit facilities of $263 million which can be utilized to satisfy our regulatory capital requirements.

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

Interest Rate Risk

The majority of our financial assets and liabilities are based on floating rates and fixed rates with an outstanding maturity or reset date falling in less than one year. The following table summarizes our significant exposure to interest rate risk as of June 30, 2009:

	Financial Assets	Financial Liabilities(2)	Negative impact of a 100 bp adverse shift in interest rate(3)
	(in millions)
Floating rate positions(1)	$632	$1,612	$17
Fixed rate positions(4) (5)	236	763	2

Total	$868	$2,375	$19

(1)	Includes floating rate and fixed interest rates with a maturity or reset date due within 12 months.
(2)	Represents total contractual debt obligations.
(3)	Annualized impact of a 100 basis point parallel adverse shift in the yield curve.
(4)

Financial assets primarily consist of our Swedish government debt securities, which are classified as trading investment securities, with an average duration of 0.3 years. See Note 13, “Fair Value of Financial Instruments,” to the condensed consolidated financial statements for further discussion.

(5)

Financial liabilities include $200 million of our Credit Facilities which were swapped to fixed rate using float-to-fixed interest rate swaps in the third quarter of 2008. See “Interest Rate Swaps,” of Note 8, “Debt Obligations,” and “Cash Flow Hedges,” of Note 14, “Derivative Financial Instruments and Hedging Activities,” to the condensed consolidated financial statements for further discussion.

We are exposed to cash flow risk on floating rate positions. When interest rates on financial assets of floating rate positions decrease, net interest income decreases. When interest rates on financial liabilities of floating rate positions increase, net interest income decreases. Based on June 30, 2009 positions, each 1.0% change in interest rates on our net floating rate positions would impact annual pre-tax income by $17 million in total as reflected in the table above.

We are exposed to price risk on our fixed rate financial investments which total $236 million. At June 30, 2009, these fixed rate positions have an average outstanding maturity or reset date falling in more than one year. A shift of 1.0% of the interest rate curve would in aggregate impact the fair value of these positions by approximately $1 million. The average duration of the portfolio was 0.3 years. The net effect of such a yield curve shift, taking into account the change in fair value and the increase in interest income, would impact annual pre-tax income negatively by $2 million.

Foreign Currency Exchange Risk

As an international company, we are subject to currency translation risk. For the three months ended June 30, 2009, approximately 34% of our revenues less liquidity rebates, brokerage, clearance and exchange fees and 26% of our operating income are derived in currencies other than the U.S. dollar, primarily the Swedish Krona and Euro. For the six months ended June 30, 2009, approximately 33% of our revenues less liquidity rebates, brokerage, clearance and exchange fees and 22% of our operating income are derived in currencies other than the U.S. dollar, primarily the Swedish Krona and Euro.

Our primary exposure to foreign denominated revenues less liquidity rebates, brokerage, clearance and exchange fees and operating income for the second quarter of 2009 is presented in the following table:

	Swedish Krona	Euro	Other Foreign Currencies
	(in millions, except currency rate)
Average foreign currency rate to the U.S. dollar in the second quarter of 2009	0.1265	1.3631	#
Percentage of revenues less liquidity rebates, brokerage, clearance and exchange fees	21%	4%	9%
Percentage of operating income	17%	6%	3%
Impact of a 10% adverse currency fluctuation on revenues less liquidity rebates, brokerage, clearance and exchange fees	$(8)	$(2)	$(3)
Impact of a 10% adverse currency fluctuation on operating income	$(3)	$(1)	$—

#	Represents multiple foreign currency rates.

Our primary exposure to foreign denominated revenues less liquidity rebates, brokerage, clearance and exchange fees and operating income for the six months ended June 30, 2009 is presented in the following table:

	Swedish Krona	Euro	Other Foreign Currencies
	(in millions, except currency rate)
Average foreign currency rate to the U.S. dollar in first six months of 2009	0.1229	1.3343	#
Percentage of revenues less liquidity rebates, brokerage, clearance and exchange fees	20%	4%	9%
Percentage of operating income	13%	6%	3%
Impact of a 10% adverse currency fluctuation on revenues less liquidity rebates, brokerage, clearance and exchange fees	$(14)	$(3)	$(7)
Impact of a 10% adverse currency fluctuation on operating income	$(4)	$(2)	$(1)

#	Represents multiple foreign currency rates.

Equity Risk

Our investments in foreign subsidiaries are exposed to volatility in currency exchange rates through translation of the foreign subsidiaries’ net assets or equity to U.S. dollars. Our primary exposure to this equity risk as of June 30, 2009 is presented by foreign currency in the following table:

	Net Investment	Impact on Consolidated Equity of a 10% Decrease in Foreign Currency
	(millions of dollars)
Swedish Krona	$242	$24
Euro	170	17
Norwegian Krone	112	11
Danish Krone	86	9

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

Through our clearing operations in the derivative markets with NASDAQ OMX Commodities, NASDAQ OMX Stockholm and IDCG, we are the legal counterparty for each derivative position traded and thereby guarantee the fulfillment of each contract. We are required to pledge collateral for commitments with other clearinghouses. The amount of these commitments is calculated on the gross exposure between the clearinghouses. As collateral for these obligations, we have obtained financial guarantees and credit facilities which are guaranteed by us through counter indemnities. At June 30, 2009, financial guarantees pledged as collateral totaled $397 million and available credit facilities totaled $238 million, of which $0.4 million was utilized. In addition, we obtained credit facilities totaling $263 million in order to satisfy regulatory requirements, none of which has been utilized as of June 30, 2009.

We require our customers to pledge collateral and meet certain minimum financial standards to mitigate the risk if they become unable to satisfy their obligations. At June 30, 2009, total customer pledged collateral with NASDAQ OMX Commodities and NASDAQ OMX Stockholm was $6.0 billion. This pledged collateral is held by a custodian bank. Since these funds are not held by NASDAQ OMX Commodities and NASDAQ OMX Stockholm and they are not available for our use, we do not receive any interest income on these funds. Customer pledged cash collateral held by IDCG was $3 million at June 30, 2009 and is included in restricted cash with an offsetting liability included in other accrued liabilities in the Condensed Consolidated Balance Sheets, as the risks and rewards of collateral ownership, including interest, belongs to IDCG. Non-cash margin and guaranty fund deposits pledged to IDCG are not reflected in the Condensed Consolidated Balance Sheets as IDCG does not take legal ownership.

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

Contractual Obligations and Contingent Commitments

NASDAQ OMX has contractual obligations to make future payments under debt obligations by contract maturity, minimum rental commitments under non-cancelable operating leases, net and other obligations. The following table shows these contractual obligations:

	Payments Due by Period
Contractual Obligations	Total	Remainder of 2009	2010-2011	2012-2013	2014-thereafter
	(in millions)
Debt obligations by contract maturity (See Note 8, “Debt Obligations”)(1)	$2,563	$145	$991	$1,409	$18
Minimum rental commitments under non-cancelable operating leases, net	559	39	166	118	236
Other obligations	19	7	12	—	—

Total	$3,141	$191	$1,169	$1,527	$254

(1)

Our debt obligations include both principal and interest obligations. The interest on our Credit Facilities reflects the net interest payment after consideration of interest rate swap agreements that effectively converted $200 million of our Credit Facility to fixed rate debt. See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion. A weighted-average interest rate of 2.69% at June 30, 2009 was used to compute the amount of the contractual obligations for interest on our Credit Facilities. For our 3.75% convertible notes, the contractual obligation for interest was calculated on a 360 day basis at the contractual fixed rate of 3.75% multiplied by the remaining aggregate principal amount of $120 million at June 30, 2009. The 2.50% convertible senior notes contractual obligation for interest was calculated on a 360 day basis at the contractual fixed rate of 2.50% multiplied by the aggregate principal amount of $428 million at June 30, 2009.

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

Guarantees Issued, Credit Facilities Available and Collateral Received for Clearing Operations

Through our clearing operations in the derivative markets of NASDAQ OMX Commodities, NASDAQ OMX Stockholm and IDCG, we are the legal counterparty for each derivative position traded and thereby guarantee the fulfillment of each contract. We are required to pledge collateral for commitments with other clearinghouses. The amount of these commitments is calculated on the gross exposure between the clearinghouses. As collateral for these obligations, we have obtained financial guarantees and credit facilities which are guaranteed by us through counter indemnities. At June 30, 2009, financial guarantees pledged as collateral totaled $397 million. Credit facilities available to be pledged as collateral totaled $238 million, of which $0.4 million was utilized.

In addition, we obtained credit facilities to satisfy regulatory requirements totaling $263 million, none of which has been utilized as of June 30, 2009.

We require our customers to pledge collateral and meet certain minimum financial standards to mitigate the risk if they become unable to satisfy their obligations. At June 30, 2009, total customer pledged collateral with NASDAQ OMX Commodities and NASDAQ OMX Stockholm was $6.0 billion. This pledged collateral is held by a custodian bank. Since these funds are not held by NASDAQ OMX Commodities and NASDAQ OMX Stockholm and they are not available for our use, we do not receive any interest income on these funds. Customer pledged cash collateral held by IDCG was $3 million at June 30, 2009 and is included in restricted cash with an offsetting liability included in other accrued liabilities in the Condensed Consolidated Balance Sheets, as the risks and rewards of collateral ownership, including interest, belongs to IDCG. Non-cash margin and guaranty fund deposits pledged to IDCG are not reflected in the Condensed Consolidated Balance Sheets as IDCG does not take legal ownership.

We believe that the potential for us to be required to make payments under these arrangements is mitigated through the pledged collateral, our risk management policies and, in the case of NASDAQ OMX Commodities, a default insurance policy. Accordingly, no contingent liability is recorded in the Condensed Consolidated Balance Sheets for these arrangements.

Other Guarantees

We have provided other guarantees as of June 30, 2009 of $46 million, primarily related to obligations for our rental and leasing contracts. We have received financial guarantees from various financial institutions to support these guarantees.

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

We are not currently a party to any material pending legal proceeding that we believe could have a material adverse effect on our business, financial condition, or operating results. However, from time to time, we have been threatened with, or named as a defendant in, lawsuits, or involved in regulatory proceedings.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases made in the fiscal quarter ended June 30, 2009 (in whole number of shares):

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Units)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 2009	8,404	$19.81	—	—
May 2009	380	19.59	—	—
June 2009	426	21.68	—	—

Total	9,210	$19.89	—	—

The shares repurchased during the second quarter of 2009 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants.

Item 3.	Defaults upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

At our annual meeting of stockholders on May 20, 2009, the following matters set forth in our Proxy Statement dated April 3, 2009, which was filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, were voted upon with the results indicated below.

1.	The nominees listed below were elected directors for one-year terms with the respective votes set forth opposite their names.

	For	Withheld
Soud Ba’alawy	136,871,829	1,714,260
Urban Bäckström	136,907,817	1,678,272
H. Furlong Baldwin	133,059,053	5,527,036
Michael Casey	133,833,020	4,753,069
Lon Gorman	135,948,207	2,637,882
Robert Greifeld	136,901,701	1,684,388
Glenn H. Hutchins	130,937,688	7,648,401
Birgitta Kantola	136,898,483	1,687,606
Essa Kazim	136,883,338	1,702,751
John D. Markese	135,346,720	3,239,369
Hans Munk Nielsen	136,000,748	2,585,341
Thomas F. O’Neill	136,875,594	1,710,495
James S. Riepe	136,851,194	1,734,895
Michael R. Splinter	136,872,926	1,713,163
Lars Wedenborn	136,909,013	1,677,076
Deborah L. Wince-Smith	136,002,262	2,583,827

2.	A proposal seeking ratification of the appointment of Ernst & Young LLP as NASDAQ OMX’s independent registered public accounting firm for the fiscal year ending December 31, 2009, was approved, with 136,736,944 votes cast for, 1,748,124 votes cast against, and 101,021 abstentions.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The exhibits required by this item are listed on the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The NASDAQ OMX Group, Inc.
(Registrant)

Date: August 7, 2009	By:	/s/ ROBERT GREIFELD
	Name:	Robert Greifeld
	Title:	Chief Executive Officer

Date: August 7, 2009	By:	/s/ DAVID P. WARREN
	Name:	David P. Warren
	Title:	Executive Vice President and Chief Financial Officer

Index

Exhibit Number
3.1	Restated Certificate of Incorporation of The NASDAQ OMX Group, Inc., filed on May 11, 2009.

10.1	Form of NASDAQ OMX Restricted Stock Unit Award Agreement (directors).*

10.2	2009 Performance Share Unit Agreement, dated as of June 22, 2009, between NASDAQ OMX and Robert Greifeld.*

11	Statement regarding computation of per share earnings (incorporated herein by reference from Note 12 to the condensed consolidated financial statements under Part I, Item 1 of this Form 10-Q).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.

*	Management contract or compensatory plan or arrangement.