Form 10-Q
period 2009-09-30
NASDAQ OMX GROUP, INC.
filed 2009-11-06
CIK 1120193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company.)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2009
Common Stock, $.01 par value per share	211,072,230 shares

The NASDAQ OMX Group, Inc.

Form 10-Q

For the Quarterly Period Ended September 30, 2009

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

This Quarterly Report on Form 10-Q includes market share and industry data that we obtained from industry publications and surveys, reports of governmental agencies and internal company surveys. Industry publications and surveys generally state that the information they contain has been obtained from sources believed to be reliable, but we cannot assure you that this information is accurate or complete. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Statements as to our market position are based on the most currently available market data. For market comparison purposes, The NASDAQ Stock Market data in this Quarterly Report on Form 10-Q for initial public offerings, or IPOs, is based on data provided by Thomson Financial, which does not include best efforts underwritings, and we have chosen to exclude closed-end funds; therefore, the data may not be comparable to other publicly-available IPO data. Data in this Quarterly Report on Form 10-Q for secondary offerings for The NASDAQ Stock Market also is based on data provided by Thomson Financial. Data in this Quarterly Report on Form 10-Q for new listings of equity securities on The NASDAQ Stock Market is based on data generated internally by us, which includes best efforts underwritings and issuers that switched from other listing venues, closed-end funds and exchange traded funds, or ETFs. OMX data in this Quarterly Report on Form 10-Q for IPOs and new listings of equity securities on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic also is based on data generated internally by us. IPOs, secondary offerings and new listings data is presented as of period end. While we are not aware of any misstatements regarding industry data presented herein, our estimates involve risks and uncertainties and are subject to change based on various factors. We undertake no obligation to update any industry data, except as may be required by the federal securities laws. We refer you to the “Risk Factors” section in this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009 that was filed with the Securities and Exchange Commission, or SEC, on August 7, 2009, our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009 that was filed with the SEC on May 8, 2009 and our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 that was filed with the SEC on February 27, 2009.

ii

Forward-Looking Statements

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains these types of statements. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words or terms of similar substance used in connection with any discussion of future operating results or financial performance identify forward-looking statements. These include, among others, statements relating to:

•	our 2009 or 2010 outlook;

•	the scope, nature or impact of acquisitions, dispositions, investments or other transactional activities;

•	the integration of our recently acquired businesses, including accounting decisions relating thereto;

•	the effective dates for, and expected benefits of, ongoing initiatives;

•	the impact of pricing changes;

•	future tax benefits;

•	the cost and availability of liquidity; and

•	the outcome of any litigation and/or government investigation to which we are a party and other contingencies.

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

•	loss of significant trading volume or listed companies;

•	covenants in our credit facilities, indentures and other agreements governing our indebtedness which may restrict the operation of our business;

•	economic, political and market conditions and fluctuations, including interest rate and foreign currency risks, inherent in U.S. and international operations;

•	global economic and credit conditions;

•	government and industry regulation; and

•	adverse changes that may occur in the securities markets generally.

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the uncertainty and any risk related to forward-looking statements that we make. These risk factors are discussed under the caption “Part II. Item 1A. Risk Factors,” in this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009 that was filed with the SEC on August 7, 2009, our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009 that was filed with the SEC on May 8, 2009 and more fully described in the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 that was filed with the SEC on February 27, 2009. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. You should carefully read this entire Form 10-Q, including “Part 1. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the condensed consolidated financial statements and the related notes. Except as required by the federal securities laws, we undertake no obligation to update any forward-looking statement, release publicly any revisions to any forward-looking statements, report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

The NASDAQ OMX Group, Inc.

PART 1—FINANCIAL INFORMATION

Item 1. Financial Statements.

The NASDAQ OMX Group, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues
Market Services	$691	$869	$2,243	$2,275
Issuer Services	80	89	241	258
Market Technology	36	29	100	84
Other	3	3	9	8

Total revenues	810	990	2,593	2,625

Cost of revenues
Liquidity rebates	(329)	(484)	(1,167)	(1,216)
Brokerage, clearance and exchange fees	(132)	(107)	(342)	(352)

Total cost of revenues	(461)	(591)	(1,509)	(1,568)

Revenues less liquidity rebates, brokerage, clearance and exchange fees	349	399	1,084	1,057

Operating expenses
Compensation and benefits	99	106	302	294
Marketing and advertising	3	7	7	13
Depreciation and amortization	27	28	78	66
Professional and contract services	20	17	56	53
Computer operations and data communications	14	16	42	42
Occupancy	19	19	55	48
Regulatory	10	7	29	22
Merger expenses	5	9	16	16
General, administrative and other	21	18	44	43

Total operating expenses	218	227	629	597

Operating income	131	172	455	460
Interest income	3	9	10	28
Interest expense	(26)	(29)	(77)	(63)
Dividend and investment income	1	2	2	5
Loss on sale of investment security	—	—	(5)	—
Income (loss) from unconsolidated investees, net	—	—	(20)	27
Debt conversion expense	(25)	—	(25)	—
Asset impairment charges	—	(7)	—	(7)
Loss on foreign currency contracts, net	—	(51)	—	(11)

Income before income taxes	84	96	340	439
Income tax provision	25	38	119	159

Net income	59	58	221	280
Net (income) loss attributable to noncontrolling interests	1	—	2	(1)

Net income attributable to NASDAQ OMX	$60	$58	$223	$279

Basic and diluted earnings per share:
Basic	$0.30	$0.29	$1.10	$1.49

Diluted	$0.28	$0.27	$1.05	$1.40

See accompanying notes to condensed consolidated financial statements.

The NASDAQ OMX Group, Inc.

Condensed Consolidated Balance Sheets

(in millions, except share and par value amounts)

	September 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$311	$374
Restricted cash	155	141
Financial investments, at fair value	257	227
Receivables, net	379	339
Deferred tax assets	43	27
Market value, outstanding derivative positions	3,569	4,122
Other current assets	198	198

Total current assets	4,912	5,428
Non-current restricted cash	50	50
Property and equipment, net	165	183
Non-current deferred tax assets	403	659
Goodwill	4,922	4,492
Intangible assets, net	1,675	1,583
Other assets	215	357

Total assets	$12,342	$12,752

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$229	$242
Section 31 fees payable to SEC	41	49
Accrued personnel costs	112	157
Deferred revenue	137	98
Other accrued liabilities	90	165
Deferred tax liabilities	24	19
Market value, outstanding derivative positions	3,569	4,122
Current portion of debt obligations	169	225

Total current liabilities	4,371	5,077
Debt obligations	1,920	2,299
Non-current deferred tax liabilities	726	696
Non-current deferred revenue	159	155
Other liabilities	180	222

Total liabilities	7,356	8,449

Commitments and contingencies
Series A convertible preferred stock	15	—
Equity
NASDAQ OMX stockholders’ equity:
Common stock, $0.01 par value, 300,000,000 shares authorized, shares issued: 211,376,687 at September 30, 2009 and 202,188,144 at December 31, 2008; shares outstanding: 211,059,532 at September 30, 2009 and 201,896,700 at December 31, 2008	2	2
Preferred stock, 30,000,000 shares authorized, series A convertible preferred stock: shares issued and outstanding: 1,600,000 at September 30, 2009 (classified above as temporary equity) and none at December 31, 2008	—	—
Additional paid-in capital	3,723	3,569
Common stock in treasury, at cost: 317,155 shares at September 30, 2009 and 291,444 shares at December 31, 2008	(11)	(10)
Accumulated other comprehensive loss	(331)	(619)
Retained earnings	1,567	1,344

Total NASDAQ OMX stockholders’ equity	4,950	4,286
Noncontrolling interests	21	17

Total equity	4,971	4,303

Total liabilities, series A convertible preferred stock and equity	$12,342	$12,752

See accompanying notes to condensed consolidated financial statements.

The NASDAQ OMX Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in millions)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities
Net income	$221	$280
Net (income) expense attributable to noncontrolling interests	2	(1)

Net income attributable to NASDAQ OMX	223	279
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	78	66
Share-based compensation	25	18
Excess tax benefits related to share-based compensation	(4)	(5)
Provision for bad debts	2	(3)
Gain on early extinguishment of debt	(4)	—
Loss on foreign currency contracts, net	—	11
Asset retirements and impairment charges	11	7
Deferred taxes, net	3	(65)
Loss on sale of investment security	5	—
(Income) loss from unconsolidated investees, net	20	(27)
Debt conversion expense	25	—
Accretion of 2.50% convertible senior notes	10	8
Other non-cash items included in net income	(1)	2
Net change in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	(40)	18
Other assets	(8)	(412)
Accounts payable and accrued expenses	(3)	27
Section 31 fees payable to SEC	(8)	(89)
Accrued personnel costs	(51)	(47)
Deferred revenue	33	34
Other accrued liabilities	(73)	(2)
Other liabilities	(15)	(9)

Cash provided by (used in) operating activities	228	(189)

Cash flows from investing activities
Purchases of trading securities	(307)	(72)
Proceeds from sales and redemptions of trading securities	305	—
Proceeds from sale of available-for-sale investments	25	14
Proceeds from sale of equity method investment	54	—
Purchases of foreign currency contracts	—	(13)
Settlement of foreign currency contracts	—	67
Acquisitions of businesses, net of cash and cash equivalents acquired and purchase accounting adjustments	(20)	(2,740)
Purchases of property and equipment	(46)	(39)

Cash provided by (used in) investing activities	11	(2,783)
Cash flows from financing activities
Proceeds from contributions of noncontrolling interests	7	—
Proceeds from debt obligations, net of debt issuance costs	—	2,426
Payments of debt obligations	(341)	(390)
Cash inducement payment	(9)	—
Issuances of common stock, net of treasury stock purchases	7	5
Excess tax benefits related to share-based compensation	4	5

Cash provided by (used in) financing activities	(332)	2,046

Effect of exchange rate changes on cash and cash equivalents	30	(17)

Decrease in cash and cash equivalents	(63)	(943)
Cash and cash equivalents at beginning of period	374	1,325

Cash and cash equivalents at end of period	$311	$382

Supplemental Disclosure Cash Flow Information
Cash paid for:
Interest	$58	$37
Income taxes, net of refund	$154	$216

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

In the U.S., we operate The NASDAQ Stock Market, a registered national securities exchange. The NASDAQ Stock Market is the largest electronic cash equity securities market in the world in terms of share value traded. As of September 30, 2009, The NASDAQ Stock Market was home to 2,836 listed companies with a combined market capitalization of approximately $4 trillion. In addition, in the U.S. we operate NASDAQ OMX PHLX, which is the third largest U.S. options market, The NASDAQ Options Market, a second options market, NASDAQ OMX BX, a second cash equities trading market, NASDAQ OMX Futures Exchange, or NFX, a futures market, and International Derivatives Clearing Group, or IDCG, a derivatives clearinghouse.

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

The exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic offer trading in cash equities, bonds, structured products and ETFs, as well as trading and clearing of derivatives. Our Nordic and Baltic operations also offer alternative marketplaces for smaller companies called NASDAQ OMX First North. As of September 30, 2009, the exchanges within NASDAQ OMX Nordic and NASDAQ OMX Baltic were home to 800 listed companies with a combined market capitalization of approximately $859 billion.

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

On NASDAQ OMX Stockholm, we offer clearing services for fixed-income options and futures, stock options and futures and index options and futures by serving as the central counterparty, or CCP. In doing so, we guarantee the completion of the transaction and market participants can thereby limit their counterparty risk. We also act as the counterparty for certain over-the-counter, or OTC, contracts. The transactions are reported electronically prior to CCP clearing and we thereby guarantee the completion of the transaction. Following the completion of a transaction, settlement takes place between parties with the exchange of the securities and funds. The transfer of ownership is registered and the securities are stored on the owner’s behalf. Settlement and registration of cash trading takes place in Sweden, Finland, Denmark and Iceland via the local central securities depositories. Beginning in October 2009, most of our equity trades on the exchanges that comprise NASDAQ OMX Nordic are centrally cleared by European Multilateral Clearing Facility, N.V., or EMCF, a leading European clearinghouse in which we own a 22% equity stake.

Baltic Transaction Services

NASDAQ OMX holds a 62% ownership stake in NASDAQ OMX Tallinn (Estonia) and holds a 93% ownership stake in both NASDAQ OMX Riga (Latvia) and NASDAQ OMX Vilnius (Lithuania). In addition, we own the central securities depositories in Estonia and Latvia, and 40% of the central securities depository in Lithuania.

The exchanges that comprise NASDAQ OMX Baltic offer their members trading, clearing, payment and custody services. Issuers, primarily large companies, are offered listing and a distribution network for their securities. The securities traded are mainly equities, bonds and treasury bills. Clearing, payment and custody services are offered through the central securities depositories in Estonia, Latvia and Lithuania. In addition, in Estonia and Latvia, NASDAQ OMX offers registry maintenance of fund units included in obligatory pension funds, and in Estonia, NASDAQ OMX offers the maintenance of shareholder registers for listed companies. The Baltic central securities depositories offer a complete range of cross-border settlement services.

Pan-European Transaction Services

NASDAQ OMX Europe is a marketplace designed for high performance trading of the most actively traded European stocks. It is the first platform to connect European liquidity pools with pan-European routing. As of September 30, 2009, NASDAQ OMX Europe traded 995 securities including constituents of the main European indices, ETFs and other highly liquid securities.

Commodities Trading and Clearing

NASDAQ OMX Commodities, together with third party partner Nord Pool ASA, or Nord Pool, provides access to the world’s largest power derivatives markets and one of Europe’s largest carbon markets. NASDAQ OMX Commodities offers international derivatives and carbon products, operates a clearing business and offers consulting services to commodities markets globally. Nord Pool is responsible for exchange operations and trading activities, including ownership of Nordic derivatives products. NASDAQ OMX Commodities and Nord Pool have 388 members from 22 countries across a wide range of energy producers and consumers, as well as financial institutions. NASDAQ OMX Commodities’ offering is designed for banks, brokers, hedge funds and other financial institutions, as well as power utilities, industrial, manufacturing and oil companies. NASDAQ OMX Commodities offers clearing services for energy derivative and carbon product contracts by serving as the CCP. In doing so, we guarantee the completion of the transaction and market participants can thereby limit their counterparty risk. We also act as the counterparty for trades on the OTC derivative market subject to our approval on a case-by-case basis. Trading on the contracts can take place up until the delivery period which can occur over a period of up to six years.

Access Services

We provide market participants with several alternatives for accessing our markets for a fee. We also earn revenues from annual and monthly exchange membership and registration fees.

Market Data

Market Data revenues are earned from U.S. tape plans and proprietary U.S. and European market data products.

Net U.S. Tape Plans

The NASDAQ Stock Market operates as the exclusive Securities Information Processor of the Unlisted Trading Privileges Plan, or the UTP Plan, for the collection and dissemination of best bid and offer information and last transaction information from markets that quote and trade in NASDAQ-listed securities. The NASDAQ Stock Market also is a participant in the UTP Plan and shares in the net distribution of revenue according to the plan on the same terms as the other plan participants. In the role as the Securities Information Processor, The NASDAQ Stock Market collects and disseminates quotation and last sale information for all transactions in NASDAQ-listed securities whether on The NASDAQ Stock Market or other exchanges. We sell this information to market participants and to data distributors, who then provide the information to subscribers. After deducting costs associated with our role as an exclusive Securities Information Processor, as permitted under the revenue sharing provision of the UTP Plan, we distribute the tape fees to the respective UTP Plan participants, including The NASDAQ Stock Market, based on a formula required by Regulation NMS that takes into account both trading and quoting activity. In addition, all quotes and trades in New York Stock Exchange, or NYSE-, and NYSE Amex-listed securities are reported and disseminated in real time, and as such, we share in the tape fees for information on NYSE- and NYSE Amex-listed securities.

U.S. Market Data Products

Our market data products enhance transparency and provide critical information to professional and non-professional investors. We collect, process and create information and earn revenues as a distributor of our market data. We provide varying levels of quote and trade information to market participants and to data distributors, who in turn provide subscriptions for this information. Our systems enable distributors to gain direct access to our market depth, index values, mutual fund valuation, order imbalances, market sentiment and other analytical data. We earn revenues primarily based on the number of data subscribers and distributors of our data.

European Market Data Products

European market data products and services provide critical market transparency to professional and non-professional investors who participate in European marketplaces, especially NASDAQ OMX Europe and the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic and, at the same time, give investors greater insight into these markets.

Information products and services are based on trading information from the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic for three classes of securities: equities, bonds and derivative instruments. We provide varying levels of quote and trade information to market participants and to data distributors, who in turn provide subscriptions for this information. Revenues from European market data are subscription based and are generated primarily based on the number of data subscribers and distributors of our data.

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

Issuer Services

Our Issuer Services segment includes our Global Listing Services and Global Index Group businesses.

Global Listing Services

Our Global Listing Services business includes our U.S. Listings, European Listings and Corporate Services businesses.

U.S. Listings

In the U.S., companies listed on The NASDAQ Stock Market represent a diverse array of industries including health care, consumer products, telecommunication services, information technology, financial services, industrials and energy. There are three types of fees applicable to companies that list on The NASDAQ Stock Market: an annual renewal fee, a listing of additional shares fees and an initial listing fee. Annual renewal fees for securities listed on The NASDAQ Stock Market are based on total shares outstanding. The fee for listing of additional shares is also based on the total shares outstanding, which we review quarterly, and the initial listing fee for securities listed on The NASDAQ Stock Market includes a listing application fee and a total shares outstanding fee.

European Listings

We also offer listings on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic. Revenues are generated through annual fees paid by companies listed on these exchanges which are measured in terms of the listed company’s market capitalization on a trailing 12-month basis. Our European listing customers are organizations such as companies, funds or governments and include issuers from a diverse range of industries, including industrials, financial services and consumer products. Customers issue securities in the forms of equities, depository receipts, warrants, ETFs, convertibles, rights, options, bonds and fixed-income related products.

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

Global Index Group

We develop and license NASDAQ OMX branded indexes, associated derivatives and financial products as part of our Global Index Group. These indexes and products leverage, extend and enhance the NASDAQ OMX brand. License fees for our trademark licenses vary by product based on a percentage of underlying assets, dollar value of a product issuance, number of products or number of contracts traded. In addition to generating licensing revenues, these products, particularly mutual funds and ETFs, lead to increased investments in companies listed on our global exchanges, which enhances our ability to attract new listings. We also license cash-settled options, futures and options on futures on our indexes.

Market Technology

The Market Technology segment delivers technology and services to marketplaces throughout the world. Market Technology provides technology solutions for trading, clearing and settlement, and information dissemination, as well as offering facility management integration and advisory services to 70 exchanges in 50 countries across five continents. We serve as a technology partner to some of the world’s most prominent exchanges, and we also provide critical technical support to start-ups and new entrants in the exchange space. Revenues are derived from three primary sources: license, support and project revenues, facility management services revenues and other revenues. License, support and project revenues are derived from the system solutions developed and sold by NASDAQ OMX. After we have developed and sold a system solution, the customer licenses the right to use the software. In addition, license revenues include the amortization of the deferred revenue related to our contribution of technology licenses to NASDAQ Dubai and advisory services. See “The combination with OMX AB and strategic partnership with Borse Dubai Limited,” of Note 4, “Acquisitions and Strategic Initiatives,” for further discussion of our NASDAQ Dubai transaction. Facility management services revenues are derived when NASDAQ OMX assumes responsibility for the continuous operation of a system platform for a customer and receives facility management services revenues. Other revenues include advisory services.

For further discussion of our segments, see Note 16, “Segments.”

2. Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The financial statements include the accounts of NASDAQ OMX, its wholly-owned subsidiaries and other entities in which NASDAQ OMX has a controlling financial interest. All significant intercompany accounts and transactions have been eliminated in consolidation. We consolidate those entities in which we are the primary beneficiary of a variable-interest entity, or VIE, and entities where we have a controlling financial interest. As of September 30, 2009 and December 31, 2008, we were not the primary beneficiary of any VIE. When NASDAQ OMX is not the primary beneficiary of a VIE or does not have a controlling interest in an entity but exercises significant influence over the entity’s operating and financial policies, such investment is accounted for under the equity method of accounting. We recognize our share of earnings or losses of an equity method investee based on our ownership percentage. For certain equity method investments for which financial information is not sufficiently timely for us to apply the equity method of accounting currently, we record our share of the earnings or losses of an investee from the most recent available financial statements on a lag. See Note 6, “Equity Method Investments,” for further discussion of our equity method investments.

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

Income Taxes

In order to recognize and measure our unrecognized tax benefits, management determines whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the recognition thresholds, the position is measured to determine the amount of benefit to be recognized in the condensed consolidated financial statements. Interest and/or penalties related to income tax matters are recognized in income tax expense.

In June 2009, NASDAQ OMX filed an application for an advance tax ruling with the Swedish Tax Council for Advanced Tax Rulings. The application was filed to confirm whether certain interest expense is deductible for Swedish tax purposes under legislation that became effective on January 1, 2009. We expect to receive a favorable response from the Swedish Tax Council for Advance Tax Rulings by the end of the first quarter of 2010. We recorded the Swedish tax benefit as described above in our condensed consolidated financial statements. In the third quarter of 2009, we recorded a tax benefit of $5 million. For the first nine months of 2009, we recorded a tax benefit of $14 million. We expect to record recurring quarterly tax benefits of $4 million to $5 million with respect to this issue for the foreseeable future.

3. Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

ASC Topic 105 - In June 2009, the Financial Accounting Standards Board, or FASB, issued the FASB Accounting Standards Codification, or ASC, Topic 105, “Generally Accepted Accounting Principles,” as the single source of authoritative nongovernmental U.S. GAAP. The provisions in this guidance do not change current U.S. GAAP, but are intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents were superseded and all other accounting literature that is not included in the FASB Codification is considered non-authoritative. This guidance is effective for interim and annual periods ending after September 15, 2009 and, accordingly, was effective for our interim period ended September 30, 2009. The adoption of this guidance did not have an impact on our financial condition or results of operations but will impact our financial reporting process by eliminating all references to pre-codification standards.

ASC Topic 805 - On January 1, 2009, we adopted on a prospective basis ASC Topic 805, “Business Combinations.” This recently issued guidance significantly changed how business acquisitions were accounted for and will impact financial statements both on the acquisition date and in subsequent periods requiring:

•	More assets acquired and liabilities assumed to be measured at fair value as of the acquisition date;

•	Liabilities related to contingent consideration to be remeasured at fair value in each subsequent reporting period; and

•	An acquirer to expense acquisition-related costs (e.g., deal fees for attorneys, accountants, investment bankers).

The adoption of this guidance did not have a material impact on our condensed consolidated financial statements as of September 30, 2009.

ASC Topic 810 - On January 1, 2009, we adopted recently issued accounting guidance contained within ASC Topic 810, “Consolidations,” which changed the accounting and reporting for minority interests, which are now characterized as noncontrolling interests and classified as a component of equity. This recently issued guidance requires retroactive adoption of the presentation and disclosure requirements for existing noncontrolling interests. All other requirements under the new guidance have been applied prospectively. Noncontrolling interests were $21 million as of September 30, 2009 and $17 million as of December 31, 2008.

ASC Topic 815 - On January 1, 2009, we adopted recently issued accounting guidance contained within ASC Topic 815 “Derivatives and Hedging,” which enhanced the disclosure requirements about our derivative instruments and hedging activities, thereby improving the transparency of financial reporting. The adoption of this guidance did not have an impact on our financial condition or results of operations but will impact disclosures of our derivative instruments and hedging activities. The additional disclosures required under this guidance are included in Note 14, “Derivative Financial Instruments and Hedging Activities.”

ASC Topic 470.20 - On January 1, 2009, we adopted ASC Topic 470.20, “Debt: Debt with Conversion and Other Options,” which is applicable to our 2.50% convertible senior notes due 2013. This guidance requires us to separately account for the liability and equity components of a convertible debt instrument in a manner that reflects our nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The guidance also requires bifurcation of a component of the debt, classification of that component in equity and then accretion of the resulting discount on the debt as part of interest expense being reflected in the income statement.

We have adjusted all periods presented to reflect the reclassification of a portion of the carrying value of the 2.50% convertible senior notes from debt to equity and the accretion of the debt discount as part of interest expense. The incremental effect of adopting the provisions under this guidance on our Condensed Consolidated Statements of Income was additional interest expense of $3 million for the three months ended September 30, 2008 and $8 million for the nine months ended September 30, 2008. The resulting tax benefit was $1 million for the three months ended September 30, 2008 and $3 million for the nine months ended September 30, 2008. The incremental effects of adopting the provisions under this guidance on our Condensed Consolidated Balance Sheets at December 31, 2008 are presented in the following table (in millions).

	Before Adoption of ASC 470.20	Effect of Adopting ASC 470.20		After Adoption of ASC 470.20
Deferred tax liabilities	$14	$5		$19
Non-current deferred tax liabilities	672	24		696
Total debt obligations	2,598	(74	)(1)	2,524
Total liabilities	8,494	(45)		8,449
Additional paid-in capital	3,518	51	(2)	3,569
Retained earnings	1,350	(6)		1,344
Total NASDAQ OMX stockholders’ equity	4,241	45		4,286

(1)

As of December 31, 2008, the unamortized debt discount on the 2.50% convertible senior notes included in debt obligations in the Condensed Consolidated Balance Sheets was $74 million. This amount will be accreted as part of interest expense through the maturity date of the convertible debt of August 15, 2013.

(2)

As of December 31, 2008, the equity component of the 2.50% convertible senior notes included in additional paid-in capital in the Condensed Consolidated Balance Sheets was $51 million. This amount is calculated as follows: $85 million of excess principal of the 2.50% convertible senior notes over the carrying amount less $34 million of deferred taxes. The deferred tax liability is determined by multiplying the $85 million of excess principal of the 2.50% convertible senior notes over the carrying amount by the U.S. marginal tax rate of 39.55%.

See Note 8, “Debt Obligations,” for further discussion of our 2.50% convertible senior notes.

ASC Topic 825 - On April 1, 2009, we adopted recently issued accounting guidance contained within ASC Topic 825, “Financial Instruments,” which requires disclosure about fair value of financial instruments in interim as well as in annual financial statements. This recently issued guidance, which was effective for us in our interim financial reporting period ended June 30, 2009, did not have a material impact on our financial position, results of operations, and disclosures. The additional disclosures required by this guidance are included in Note 13, “Fair Value of Financial Instruments.”

ASC Topic 855 - In June 2009, we adopted ASC Topic 855, “Subsequent Events,” which provides guidance to establish general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance requires entities to disclose the date through which subsequent events were evaluated as well as the basis for why that date was selected. The guidance, which was effective for us in our interim financial reporting period ended June 30, 2009, did not have a material impact on our financial position, results of operations, and disclosures. See Note 18, “Subsequent Events,” for further discussion of subsequent events that occurred after September 30, 2009.

Recently Issued Accounting Pronouncements

ASC Topic 715 - In December 2008, the FASB issued new accounting guidance contained within ASC Topic 715, “Compensation—Retirement Benefits.” This guidance requires that information about pension and other post-retirement benefit plan assets be disclosed, on an annual basis, based on the fair value disclosure requirements of ASC Topic 820, “Fair Value Measurements and Disclosures.” We will be required to separate plan assets into three fair value hierarchy levels and provide a rollforward of the changes in fair value of plan assets classified as Level 3, if any. For further information on the three fair value hierarchy levels, see Note 13, “Fair Value of Financial Instruments.” This guidance will be effective for NASDAQ OMX’s fiscal year end 2009. Since the new provisions of this guidance require only additional disclosures about our pension and other post-retirement benefit plan assets, the adoption of the new provisions will not affect our financial position or results of operations.

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

The acquisition of certain businesses from Nord Pool. In October 2008, we acquired Nord Pool’s clearing, international derivatives and consulting subsidiaries. As a result of the acquisition, we launched NASDAQ OMX Commodities, which offers energy and carbon derivatives products. NASDAQ OMX Commodities, together with third party partner Nord Pool, provides access to the world’s largest power derivatives markets and one of Europe’s largest carbon markets.

The acquisition of a majority interest in International Derivatives Clearing Group. In December 2008, we acquired a majority interest in IDCG, and IDCG became an independently operated subsidiary of NASDAQ OMX. IDCG, through its clearinghouse subsidiary, International Derivatives Clearinghouse, LLC, operates a central clearinghouse that has been granted approval by the U.S. Commodity Futures Trading Commission to clear and settle interest rate swap futures contracts and other fixed income derivatives contracts. NFX is serving as the designated contract market for trading of these interest rate swap futures products. In June 2009, The Bank of New York Mellon Corporation made a strategic noncontrolling investment in IDCG.

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

Pro Forma Results

The condensed consolidated financial statements for the three and nine months ended September 30, 2009 include the financial results of OMX AB, PHLX, BSX, certain businesses of Nord Pool, IDCG and Agora-X. Unaudited pro forma combined historical results for the three and nine months ended September 30, 2008 are included in the table below. The unaudited pro forma combined results for the three months ended September 30, 2008 include the historical Condensed Consolidated Statements of Income of NASDAQ OMX and PHLX giving effect to the PHLX acquisition as if it had occurred at the beginning of the period presented. The historical results for the three months ended September 30, 2008 have not been adjusted for the OMX AB business combination as this transaction occurred on February 27, 2008, and therefore, is already included in the financial results. The unaudited pro forma combined results for the nine months ended September 30, 2008 include the historical Condensed Consolidated Statements of Income of Nasdaq, OMX AB and PHLX giving effect to the OMX AB business combination and PHLX acquisition as if they had occurred at the beginning of the period presented. As stated above, we also acquired BSX in August 2008, certain businesses of Nord Pool in October 2008, IDCG in December 2008 and a 20% equity interest in Agora-X during 2008, but have not included their results prior to their respective acquisition dates in these pro forma results as these acquisitions were not considered significant.

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
	(in millions, except per share amounts)
Revenues	$1,003	$2,828
Revenues less liquidity rebates, brokerage, clearance and exchange fees	411	1,250
Net income	59	272
Net income attributable to NASDAQ OMX	59	271
Basic earnings per share	$0.29	$1.36
Diluted earnings per share	$0.28	$1.27

The pro forma results for the three months ended September 30, 2008 primarily include adjustments for amortization of the intangible assets acquired in the acquisition of PHLX, the elimination of PHLX’s non-recurring expenses related to the acquisition, additional interest expense on our credit facilities and related tax adjustments.

The pro forma results for the nine months ended September 30, 2008 primarily include adjustments for amortization of the intangible assets acquired in the business combination with OMX AB, the elimination of OMX AB’s historical amortization expense, additional interest expense on our credit facilities and the 2.50% convertible senior notes, elimination of OMX AB’s historical interest expense related to OMX AB’s debt that was refinanced, elimination of interest income related to the net cash received from the sale of our investment in the London Stock Exchange Group plc, elimination of the non-recurring gain on the contribution of the Nasdaq trade name in the NASDAQ Dubai transaction discussed above, the adjustments related to the PHLX acquisition described above and related tax adjustments.

5. Goodwill and Purchased Intangible Assets

Goodwill

The following table presents the changes in goodwill by business segment during the nine months ended September 30, 2009:

	Market Services	Issuer Services	Market Technology	Total
	(in millions)
Balance at December 31, 2008	$4,159	$255	$78	$4,492
Purchase accounting adjustments	38	1	9	48
Foreign currency translation adjustment	343	24	15	382

Balance at September 30, 2009	$4,540	$280	$102	$4,922

The purchase accounting adjustments for Market Services primarily consist of a reduction in the fair value of certain assets acquired, additional working capital adjustments, severance costs and additional sublease loss reserves related to the PHLX acquisition. The purchase accounting adjustments for Market Technology, which were made in the first quarter of 2009, consist of changes in estimates of customer contracts and technology write-downs related to the business combination with OMX AB. Goodwill is allocated to the reporting units based on the assignment of the fair values of each reporting unit of the acquired company. In the first quarter of 2009, we finalized the allocation of the purchase price for the OMX AB business combination and in the third quarter of 2009, we finalized the allocation of the purchase price for the PHLX and BSX acquisitions. The purchase price allocation for our other 2008 acquisitions discussed in Note 4, “Acquisitions and Strategic Initiatives,” will be finalized within one year from the acquisition dates.

As of September 30, 2009, the amount of goodwill that is expected to be deductible for tax purposes in future periods is $122 million. Our methodology for allocating the purchase price relating to purchase acquisitions is determined through established valuation techniques. Goodwill is measured as the excess of the cost of an acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. We perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances for each reporting period. We considered the need to update our most recent annual goodwill impairment test as of September 30, 2009 and concluded that none of the impairment indicators triggered a revised impairment analysis. As such, we concluded the assumptions used during the year end assessment remained appropriate. There was no impairment of goodwill for the nine months ended September 30, 2009 and 2008. Although there is no impairment as of September 30, 2009, events such as continued economic weakness and unexpected significant declines in operating results of reporting units, may result in our having to perform a goodwill impairment test for some or all of our reporting units prior to the required annual assessment. These types of events and the resulting analysis could result in goodwill impairment charges in the future. We have elected to make the first day of the fourth quarter the annual impairment assessment date for goodwill, and we are currently in the process of performing our annual test.

Purchased Intangible Assets

The following table presents details of our total purchased intangible assets, both finite- and indefinite-lived:

	September 30, 2009				December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Weighted- Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Weighted- Average Useful Life (in Years)
	(in millions)				(in millions)
Finite-Lived Intangible Assets
Technology	$65	$(35)	$30	4	$82	$(37)	$45	4
Customer relationships	814	(100)	714	21	818	(76)	742	22
Other	5	(2)	3	9	7	(3)	4	7
Foreign currency translation adjustment	(44)	4	(40)		(94)	—	(94)

Total finite-lived intangible assets	$840	$(133)	$707		$813	$(116)	$697

Indefinite-Lived Intangible Assets
Exchange and clearing registrations	$790	$—	$790		$790	$—	$790
Trade names	173	—	173		173	—	173
Licenses	76	—	76		76	—	76
Foreign currency translation adjustment	(71)	—	(71)		(153)	—	(153)

Total indefinite-lived intangible assets	$968	$—	$968		$886	$—	$886

Total intangible assets	$1,808	$(133)	$1,675		$1,699	$(116)	$1,583

Amortization expense for purchased finite-lived intangible assets was $17 million for the three months ended September 30, 2009 and $44 million for the nine months ended September 30, 2009 compared to $14 million for the three months ended September 30, 2008 and $34 million for the nine months ended September 30, 2008. The increase from the three months ended September 30, 2008 to the three months ended September 30, 2009 was primarily due to intangible asset amortization expense on identifiable finite-lived intangible assets purchased in connection with the acquisitions of PHLX and certain businesses of Nord Pool from the date of each acquisition. The increase from the nine months ended September 30, 2008 to the nine months ended September 30, 2009 was primarily due to intangible asset amortization expense on identifiable finite-lived intangible assets purchased in connection with the OMX AB business combination and the acquisitions of PHLX and certain businesses of Nord Pool from the date of each acquisition.

In the third quarter 2008, due to a current period operating loss and a projection of future cash flow losses due to lower contract rates for Carpenter Moore, our insurance agency business, which was part of Corporate Services within our Issuer Services segment, we evaluated the ongoing value of the intangible assets associated with this business. Based on this evaluation, we determined that finite-lived intangible assets, consisting primarily of customer relationships and technology, with a carrying value of approximately $7 million, were no longer recoverable and were in fact impaired, and wrote them down to their estimated fair value of zero. The risk-adjusted discount rates used to compute the present value of the expected net cash flows of individual intangible assets were based on Carpenter Moore’s weighted average cost of capital, which ranged from 14.5% to 16.9%. These discount rates were determined after consideration of Carpenter Moore’s rate of return on debt and equity and the weighted-average return on invested capital. We recorded the impairment loss in asset impairment charges in the Condensed Consolidated Statements of Income for the three months and nine months ended September 30, 2008.

The estimated future amortization expense (excluding the impact of future foreign exchange rate changes) of purchased intangible assets as of September 30, 2009 is as follows:

(in millions)
2009(1)	$16
2010	58
2011	45
2012	43
2013	43
2014 and thereafter	542

Total	$747

(1) Represents the estimated amortization to be recognized for the remaining three months of 2009.

6. Equity Method Investments

The equity method of accounting is used when we own less than 50% of the outstanding voting stock, but exercise significant influence over the operating and financial policies of a company.

We have $152 million of equity interest in our equity method investments, which consists primarily of an equity interest in NASDAQ Dubai, included in other assets in the Condensed Consolidated Balance Sheets as of September 30, 2009. NASDAQ Dubai is a related party, as NASDAQ Dubai is primarily owned by Borse Dubai, our largest stockholder.

During the second quarter of 2009, we made a strategic decision to sell our investment in Orc Software AB, or Orc, demonstrating our intent to no longer hold this investment. We sold our shares in Orc, representing 25.25% of the share capital of Orc, to a group of Swedish and other international investors for $54 million in cash. As a result of the sale, we recognized a $19 million loss, which is net of costs directly related to the sale, primarily broker fees. The loss is included in income (loss) from unconsolidated investees, net for the nine months ended September 30, 2009 in the Condensed Consolidated Statements of Income.

Income (loss) from unconsolidated investees, net was a net loss of $20 million for the nine months ended September 30, 2009 primarily due to the sale of Orc shares. Income from unconsolidated investees, net was $27 million for the nine months ended September 30, 2008 primarily due to the NASDAQ Dubai transaction. We contributed intangible assets and $50 million in cash to NASDAQ Dubai in exchange for a 33 1/3% equity ownership in NASDAQ Dubai. One of the intangible assets contributed was the Nasdaq trade name, which had a zero carrying value on Nasdaq’s books and records prior to the transfer. As a result, we recognized a $26 million gain for the difference between Nasdaq’s carrying value and the fair value of the contributed asset on this non-monetary exchange. Income (loss) recognized from our equity method investments is included in income (loss) from unconsolidated investees, net in the Condensed Consolidated Statements of Income.

7. Deferred Revenue

At September 30, 2009, we have estimated that our deferred revenue, primarily related to Global Listing Services and Market Technology fees, will be recognized in the following years:

	Initial Listing Fees	Listing of Additional Shares Fees	Annual Renewal Fees and Other	Market Technology(2)	Total
	(in millions)
Fiscal year ended:
2009 (1)	$5	$9	$51	$17	$82
2010	16	30	1	23	70
2011	12	20	—	22	54
2012	8	10	—	22	40
2013	4	3	—	22	29
2014 and thereafter	2	—	—	19	21

	$47	$72	$52	$125	$296

(1)	Represents deferred revenue that is anticipated to be recognized over the remaining three months of 2009.
(2)

The timing of recognition of our deferred Market Technology revenues is dependent upon when significant modifications are made pursuant to existing contracts. As such, as it relates to these fees, the timing represents our best estimate.

Our deferred revenue for the nine months ended September 30, 2009 and 2008 is reflected in the following table.

	Initial Listing Fees	Listing of Additional Shares Fees	Annual Renewal Fees and Other	Market Technology(3)	Total
			(in millions)
Balance at January 1, 2009	$57	$74	$22	$100	$253
Additions(1)	5	26	169	92	292
Amortization(1)	(15)	(28)	(139)	(68)	(250)
Translation adjustment	—	—	—	1	1

Balance at September 30, 2009	$47	$72	$52	$125	$296

Balance at January 1, 2008	$71	$79	$4	$—	$154
Additions(1) (2)	7	29	184	138	358
Amortization(1)	(17)	(31)	(135)	(21)	(204)

Balance at September 30, 2008	$61	$77	$53	$117	$308

(1)	The additions and amortization for initial listing fees, listing of additional shares fees and annual renewal fees and other primarily reflect Issuer Services revenues from U.S. listing fees.
(2)

Includes OMX’s beginning balances since the date of the business combination, as well as Market Technology deferred revenue related to the contribution of technology licenses to NASDAQ Dubai. See “The combination with OMX AB and strategic partnership with Borse Dubai Limited,” of Note 4, “Acquisitions and Strategic Initiatives,” for further discussion of our NASDAQ Dubai transaction.

(3)

Market Technology deferred revenues include revenues from delivered client contracts in the support phase charged during the period. Under contract accounting, where customization and significant modifications to the software are made to meet the needs of our customers, total revenues as well as costs incurred, are deferred until significant modifications are completed and delivered. Once delivered, deferred revenue and the related deferred costs are recognized over the post contract support period. We have included the deferral of costs in other assets in the Condensed Consolidated Balance Sheets. The amortization of Market Technology deferred revenue includes revenues earned from client contracts recognized during the period and from the technology licenses contributed to NASDAQ Dubai.

8. Debt Obligations

The following table presents the changes in our debt obligations during the nine months ended September 30, 2009:

	December 31, 2008	Additions	Payments, Conversions, Accretion and Other	September 30, 2009
	(in millions)
3.75% convertible notes due October 22, 2012 (net of discount) (1)	$119	$—	$(119)	$—
2.50% convertible senior notes due August 15, 2013(2) (3)	401	—	(30)	371
$2,000 million senior secured term loan facility credit agreement due February 27, 2013 (average interest rate of 3.05%(4) for the nine months ended September 30, 2009)	1,925	—	(225)	1,700
Debt obligations assumed from the Nord Pool transaction(5)	79	—	(61)	18

Total debt obligations	2,524	—	(435)	2,089
Less current portion	(225)	—	56	(169)

Total long-term debt obligations	$2,299	$—	$(379)	$1,920

(1)

In September 2009, most holders of our outstanding 3.75% convertible notes converted their outstanding positions into common stock. As of September 30, 2009, approximately $0.5 million aggregate principal amount of the 3.75% convertible notes remains outstanding. For further discussion, see “Conversion of 3.75% Convertible Notes,” of “3.75% Convertible Notes” below.

(2)	As adjusted for ASC 470.20. For further discussion, see “Adoption of ASC 470.20,” of “2.50% Convertible Senior Notes” below.
(3)

The decrease of $30 million is comprised of the repurchase of $47 million principal amount of the notes (cash payment of $40 million), offset by accretion of debt discount of $10 million, as well as a $7 million reduction in the unamortized debt discount due to the early extinguishment of these notes. For further discussion, see “Adoption of ASC 470.20” and “Early Extinguishment of Debt,” of “2.50% Convertible Senior Notes” below.

(4)

In 2008, $200 million was swapped to a fixed rate using float-to-fixed interest rate swaps. For the nine months ended September 30, 2009, taking into account these swaps, the average effective interest rate on this debt was 3.05%. For further discussion, see “Interest Rate Swaps,” of “Credit Facilities” below.

(5)

Our debt obligations assumed in the Nord Pool transaction are denominated in NOK and totaled 550 million NOK at December 31, 2008, of which 450 million NOK was a vendor note issued to the previous owners of Nord Pool and 100 million NOK was subordinated debt. In the second quarter of 2009, we paid in full the vendor note of 450 million NOK, or $71 million. The decrease of $61 million is comprised of the $71 million payment, partially offset by foreign currency translation adjustments.

3.75% Convertible Notes

The 3.75% convertible notes were originally issued to Hellman & Friedman, or H&F, ($300 million), Silver Lake Partners, or SLP, ($141 million) and other holders ($4 million) in order to finance the acquisition of INET. These notes were convertible into our common stock at a price of $14.50 per share, representing 30,689,655 shares subject to adjustment, in general for any stock split, dividend, combination, recapitalization or similar event. We also issued warrants to purchase shares of our common stock at a price of $14.50 per share to H&F (3,400,000 shares), SLP (1,523,325 shares) and other holders (39,175 shares). The warrants became exercisable on April 22, 2006 and expired on December 8, 2008. During 2007, H&F converted all of their 3.75% convertible notes into common stock and exercised all of their outstanding warrants prior to expiration. During 2007 and 2008, SLP and other holders converted a portion of their 3.75% convertible notes into common stock and exercised all of their outstanding warrants prior to expiration. As of December 31, 2008, approximately $120 million ($119 million related to SLP and $1 million related to other holders) in aggregate principal amount of the 3.75% convertible notes remained outstanding. In September 2009, SLP and another holder, or Holders, converted their remaining outstanding 3.75% convertible notes into common stock in accordance with the terms of the notes. See “Conversion of 3.75% Convertible Notes” below for further discussion.

Conversion of 3.75% Convertible Notes

In September 2009, we entered into a conversion agreement with the Holders relating to approximately $120 million aggregate principal amount of our outstanding 3.75% convertible notes. The Holders agreed to convert their remaining outstanding 3.75%

convertible notes into common stock in accordance with the terms of the notes, which resulted in the issuance of an aggregate of 8,246,680 shares of our common stock.

As an inducement for conversion of the 3.75% convertible notes, we agreed to pay the Holders and certain of their affiliates an aggregate amount of $9 million in cash and issue to the Holders shares of our series A convertible preferred stock, with an aggregate initial liquidation preference amount of $16 million. See Note 17, “Series A Convertible Preferred Stock,” for further discussion.

In the third quarter of 2009, as a result of the conversion, we recognized debt conversion expense of $25 million in the Condensed Consolidated Statements of Income, which included the cash inducement of $9 million, the present value of the series A convertible preferred stock of $15 million, and debt issuance and other costs of $1 million. We also paid the Holders $0.8 million in accrued interest payments on the 3.75% convertible notes through September 30, 2009.

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

The notes are convertible in certain circumstances specified in the indenture for the notes. Upon conversion, holders will receive, at the election of NASDAQ OMX, cash, common stock or a combination of cash and common stock. It is our current intent and policy to settle the principal amount of the notes in cash. The conversion rate will initially be 18.1386 shares of common stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $55.13 per share of common stock. At September 30, 2009, the 2.50% convertible senior notes are convertible into 7,757,283 shares of our common stock, subject to adjustment upon the occurrence of specified events. Subject to certain exceptions, if we undergo a “fundamental change” as described in the indenture, holders may require us to purchase their notes at a price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest.

Adoption of ASC 470.20

On January 1, 2009, we adopted ASC 470.20 which is applicable to our 2.50% convertible senior notes since the settlement structure of the notes permits settlement in cash upon conversion. The guidance requires us to separately account for the liability and equity components of the convertible debt in a manner that reflects our nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The guidance requires bifurcation of a component of the debt, classification of that component in equity and then accretion of the resulting discount on the debt as part of interest expense being reflected in the income statement. The guidance requires retrospective application to all periods presented. See “ASC Topic 470.20,” of Note 3, “Recent Accounting Pronouncements,” for the incremental effects of adopting ASC 470.20.

The changes in the liability and equity components of our 2.50% convertible senior notes during the nine months ended September 30, 2009 are as follows:

	Liability Component			Equity Component
	(in millions)			(in millions)
	Principal Balance	Unamortized Debt Discount	Net Carrying Amount	Gross Equity Component	Deferred Taxes	Net Equity Component
December 31, 2008	$475	$74	$401	$85	$34	$51
Accretion of debt discount	—	(10)	10	—	—	—
Early extinguishment of debt	(47)	(7)	(40)	(4)	(2)	(2)

September 30, 2009	$428	$57	$371	$81	$32	$49

The unamortized debt discount on the convertible debt as of September 30, 2009 was $57 million and is included in debt obligations in the Condensed Consolidated Balance Sheets. This amount will be accreted as part of interest expense through the maturity date of the convertible debt of August 15, 2013. Interest expense recognized in the Condensed Consolidated Statements of Income for the three months ended September 30, 2009 was $6 million and is comprised of $3 million of accretion of debt discount and $3 million of contractual interest. Interest expense recognized in the Condensed Consolidated Statements of Income for the nine months ended September 30, 2009 was $19 million and is comprised of $10 million of accretion of debt discount and $9 million of contractual interest. The effective annual interest rate on the 2.50% convertible senior notes was 6.53% for the three and nine months ended September 30, 2009, which includes the accretion of the debt discount in addition to the annual contractual interest rate of 2.50%.

As of September 30, 2009, the equity component of the convertible debt included in additional paid-in capital in the Condensed Consolidated Balance Sheets was $49 million. This amount is calculated as follows: $81 million of excess principal of the convertible debt over the carrying amount less $32 million of deferred taxes. The deferred tax liability is determined by multiplying the $81 million of excess principal of the convertible debt over the carrying amount by the U.S. marginal tax rate of 39.55%.

Early Extinguishment of Debt

In 2009, we repurchased $47 million principal amount of the 2.50% convertible senior notes for a cash payment of $40 million. For the first nine months of 2009, we recognized a pre-tax gain on the early extinguishment of debt of $4 million (net of debt issuance and other costs of $0.8 million) which is recorded in general, administrative and other expense in the Condensed Consolidated Statements of Income. The aggregate principal amount outstanding on these notes as of December 31, 2008 was $475 million, excluding the unamortized debt discount of $74 million. As a result of the $47 million repurchase, the remaining aggregate principal amount outstanding on these notes as of September 30, 2009 was $428 million. See “Adoption of ASC 470.20” above for further discussion.

Debt Issuance Costs

In 2008, in conjunction with the issuance of the 2.50% convertible senior notes, we incurred debt issuance costs of $10 million. These costs, which are capitalized and included in other assets in the Condensed Consolidated Balance Sheets, are being amortized over the life of the debt obligation. In connection with the early extinguishment of a portion of these notes, we recorded a pre-tax charge of $0.8 million in the first nine months of 2009 for debt issuance costs. See “Early Extinguishment of Debt” above for further discussion. Amortization expense, which is recorded as additional interest expense for these costs, was immaterial for the three and nine months ended September 30, 2009 and 2008.

Credit Facilities

In connection with the business combination with OMX AB, on February 27, 2008, NASDAQ OMX entered into a credit agreement which provides for up to $2,075 million of senior secured loans, which include (i) a five-year, $2,000 million senior secured term loan facility, or the Term Loan Facility, which consists of (a) a $1,050 million term loan facility allocated to the OMX AB business combination; (b) a $650 million term loan facility allocated to the acquisition of PHLX, and (c) a $300 million term loan facility allocated to the Nord Pool transaction, and (ii) a five-year, $75 million senior secured revolving credit facility, with a letter of credit subfacility and swingline loan subfacility, or the Revolving Credit Facility, and together with the Term Loan Facility, the Credit Facilities. The Revolving Credit Facility was undrawn as of September 30, 2009.

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

Principal Amortization Payment

During 2009, we repaid $225 million of principal on our Credit Facility. This amount includes payments required under our Credit Facility agreement of $169 million through September 30, 2009, as well as a prepayment of our fourth quarter principal amortization payment of $56 million.

Interest Rate Swaps

Under the provisions of our Credit Facilities, we are required to maintain approximately 30% of our debt structure on a fixed rate basis for two years from the date of the credit agreement. As such, in August 2008, we entered into interest rate swap agreements that effectively converted $200 million of funds borrowed under our Credit Facilities, which is floating rate debt, to a fixed rate basis through August 2011. The interest rate swaps were fixed to a base rate of 3.73% plus the current credit spread of 200 basis points as of September 30, 2009. The credit spread (not to exceed 200 basis points) is subject to change based upon the leverage ratio in accordance with the Credit Facilities.

Debt Issuance Costs

In 2008, in conjunction with our Credit Facilities, we incurred debt issuance costs of $44 million. These costs, which are capitalized and included in other assets in the Condensed Consolidated Balance Sheets, are being amortized over the life of the debt obligation. Amortization expense, which is recorded as additional interest expense for these costs, was $2 million for both the three months ended September 30, 2009 and 2008, $7 million for the nine months ended September 30, 2009 and $5 million for the nine months ended September 30, 2008.

Other Credit Facilities

We have other credit facilities related to our clearinghouses in order to meet liquidity and regulatory requirements. These credit facilities, which are available in multiple currencies, primarily Swedish Krona and U.S. dollar, totaled $538 million ($260 million which is available to be pledged as collateral and $278 million to satisfy regulatory requirements), of which $0.1 million was drawn at September 30, 2009. At December 31, 2008, these facilities totaled $246 million, of which $4 million was drawn. Amounts drawn are included in other accrued liabilities in the Condensed Consolidated Balance Sheets.

Debt Covenants

At September 30, 2009, we were in compliance with the covenants of all of our debt obligations.

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

Components of Net Periodic Benefit Cost

The following table sets forth the components of net periodic pension, SERP and post-retirement benefits cost for both the NASDAQ OMX Benefit Plans and the NASDAQ OMX PHLX Benefit Plans recognized in compensation and benefits expense in the Condensed Consolidated Statements of Income. The NASDAQ OMX PHLX benefit costs are reflected in the three and nine months ended September 30, 2008 from the date of acquisition:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Components of net periodic benefit cost
Service cost	$0.2	$1.0	$0.5	$1.0
Interest cost	1.7	1.4	5.1	3.0
Expected return on plan assets	(1.0)	(1.0)	(2.7)	(2.3)
Recognized net actuarial (gain) loss	(0.4)	0.2	0.1	0.4
Prior service cost recognized	—	0.1	—	0.1

Benefit cost	$0.5	$1.7	$3.0	$2.2

Non-U.S. Benefit Plans

Most employees outside the U.S. are covered by local retirement plans or by applicable social laws. Benefits under social laws are generally expensed in the periods in which the costs are incurred. These costs are included in compensation and benefits expense in the Condensed Consolidated Statements of Income.

As part of the Nord Pool transaction, we assumed the obligation for several pension plans providing benefits for their employees. The benefit cost for these plans included in compensation and benefits expense in the Condensed Consolidated Statements of Income was $2 million for the nine months ended September 30, 2009.

Defined Contribution Savings Plan

We sponsor a voluntary defined contribution savings plan, or 401(k) Plan, for U.S. employees. Employees are immediately eligible to make contributions to the plan and are also eligible for an employer contribution match at an amount equal to 100.0% of the first 4.0% of eligible employee contributions. Savings plan expense included in compensation and benefits expense in the Condensed Consolidated Statements of Income was $1 million for both the three months ended September 30, 2009 and 2008, and $3 million for both the nine months ended September 30, 2009 and 2008.

PHLX also sponsored a voluntary defined contribution savings plan for former PHLX employees. This plan was merged into the NASDAQ OMX 401(k) Plan effective January 1, 2009.

We have a profit-sharing contribution feature to our 401(k) plan which allows eligible U.S. employees to receive employer retirement contributions, or ERCs, when we meet our annual corporate goals. In addition, we have a supplemental ERC for select highly compensated employees whose ERCs are limited by the annual Internal Revenue Service compensation limit. Included in compensation and benefits expense in the Condensed Consolidated Statements of Income was ERC expense of $1 million for both the three months ended September 30, 2009 and 2008, and $3 million for both the nine months ended September 30, 2009 and 2008.

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

The following table shows the total share-based compensation expense resulting from equity awards and the 15.0% discount provided to employees under the NASDAQ OMX 2000 Employee Stock Purchase Plan, or ESPP, for the three and nine months ended September 30, 2009 and 2008 in the Condensed Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Total share-based compensation expense before income taxes	$8	$7	$25	$18
Income tax benefit	(3)	(3)	(10)	(7)

Total share-based compensation expense after income taxes	$5	$4	$15	$11

We estimated the fair value of share-based option awards using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Expected life (in years)	5	5	5	5
Weighted-average risk free interest rate	2.39%	3.23%	2.53%	2.73%
Expected volatility	36.0%	35.0%	36.0%	35.0%
Dividend yield	—	—	—	—
Weighted-average fair value at grant date	$6.93	$9.61	$7.41	$13.42

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

A summary of stock option activity for the nine months ended September 30, 2009 is as follows:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in millions)
Outstanding at January 1, 2009	10,726,905	$18.08	6.5	$109

Grants (1)	1,005,964	21.14
Exercises	(727,927)	7.89
Forfeitures or expirations	(629,897)	32.23

Outstanding at September 30, 2009	10,375,045	$18.23	6.2	$76

Exercisable at September 30, 2009	6,278,604	$10.34	4.6	$76

(1)	In June 2009, our chief executive officer received a grant of 900,000 non-qualified stock options, which will vest 50% on December 31, 2011 and 50% on December 31, 2012.

We received net cash proceeds of $1 million from the exercise of approximately 0.1 million stock options for the three months ended September 30, 2009 and received net cash proceeds of $6 million from the exercise of approximately 0.7 million stock options for the nine months ended September 30, 2009. We received net cash proceeds of $3 million from the exercise of approximately 0.3 million stock options for the three months ended September 30, 2008 and received net cash proceeds of $6 million from the exercise of approximately 0.5 million stock options for the nine months ended September 30, 2008. We present excess tax benefits from the exercise of stock options, if any, as financing cash flows.

The September 30, 2009 aggregate intrinsic value in the above table represents the total pre-tax intrinsic value (i.e., the difference between our closing stock price on September 30, 2009 of $21.05 and the exercise price, times the number of shares) based on stock options with an exercise price less than NASDAQ OMX’s closing price of $21.05 as of September 30, 2009, which would have been received by the option holders had the option holders exercised their stock options on that date. This amount changes based on the fair market value of our common stock. The total number of in-the-money stock options exercisable as of September 30, 2009 was 5.7 million.

Total fair value of stock options vested was immaterial for both the three months ended September 30, 2009 and 2008, $4 million for the nine months ended September 30, 2009 and $5 million for the nine months ended September 30, 2008. The total pre-tax intrinsic value of stock options exercised was $1 million for the three months ended September 30, 2009, $9 million for the nine months ended September 30, 2009, $6 million for the three months ended September 30, 2008 and $14 million for the nine months ended September 30, 2008.

At September 30, 2009, $24 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.83 years.

A summary of restricted stock and PSU activity for the nine months ended September 30, 2009 is as follows:

	Restricted Stock	Weighted- Average Grant Date Fair Value	PSUs	Weighted- Average Grant Date Fair Value
Unvested at January 1, 2009	1,884,472	$32.23	631,968	$33.87
Granted (1) (2)	800,593	20.85	105,641	22.77
Vested	(80,037)	31.38	—	—
Forfeited	(198,473)	33.22	(184,927)	34.37

Unvested at September 30, 2009	2,406,555	$28.39	552,682	$31.59

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

At September 30, 2009, $44 million of total unrecognized compensation cost related to restricted stock and PSUs is expected to be recognized over a weighted-average period of 1.74 years.

As of September 30, 2009, we had approximately 7.1 million shares of common stock reserved for future issuance under our equity award plan and ESPP. Shares issued as a result of equity awards and our ESPP are generally issued out of common stock as newly issued shares.

11. Comprehensive Income (Loss)

The following outlines the components of comprehensive income (loss), net of tax:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Net income	$59	$58	$221	$280

Other comprehensive income (loss):
Change in unrealized losses on available-for-sale investment(1)	—	(18)	(5)	(25)
Reclassification adjustment for loss realized in net income on available-for-sale investment(2)	—	—	5	—
Change in unrealized gains and losses on derivative financial instruments that qualify as cash flow hedges, net of tax(3)	—	(1)	1	(1)
Change in foreign currency translation adjustments, net of tax (4)	269	(13)	287	(6)

Total other comprehensive income (loss)	269	(32)	288	(32)

Total comprehensive income	328	26	509	248
Total comprehensive (income) loss attributable to noncontrolling interests	1	—	2	(1)

Total comprehensive income attributable to NASDAQ OMX	$329	$26	$511	$247

(1)

The amounts represent unrealized losses on our long-term available-for-sale investment in the Oslo Børs exchange, or Oslo. During the second quarter of 2009, we made a strategic decision to sell this investment demonstrating our intent to no longer hold this investment. This investment was held by a non-U.S. subsidiary and the losses were not deductible for tax purposes.

(2)

As indicated in footnote 1 above, in the second quarter of 2009, we sold our available-for-sale investment in Oslo and reclassified the holding loss associated with this investment into earnings. See “Reclassification From Accumulated Other Comprehensive Income to Earnings” below for further discussion. This investment was held by a non-U.S. subsidiary and the loss was not deductible for tax purposes.

(3)

The amounts represent the change in fair value of our cash flow hedge, net of tax, which we entered into in the third quarter of 2008 to effectively convert a portion of our floating rate debt to a fixed rate basis. See Note 8, “Debt Obligations,” and Note 14, “Derivative Financial Instruments and Hedging Activities,” for further discussion.

(4)

The amounts include gains and losses on foreign currency translation adjustments from non-U.S. subsidiaries for which the functional currency is other than the U.S. dollar, net of deferred tax liability of $170 million for the third quarter of 2009 and $227 million for the first nine months of 2009.

Reclassification From Accumulated Other Comprehensive Income to Earnings

In connection with our business combination with OMX AB, we acquired a long-term available-for-sale investment in Oslo. In the second quarter of 2009, we sold this investment and recognized a $5 million loss which is recorded in loss on sale of investment security in the Condensed Consolidated Statements of Income. The unrealized holding loss associated with this investment, which was recorded in other comprehensive income (loss), has been reclassified into earnings.

12. Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions, except share and per share amounts)
Numerator:
Net income attributable to NASDAQ OMX:
Net income for basic earnings per share	$60	$58	$223	$279
Interest impact of 3.75% convertible notes, net of tax	1	1	2	2

Net income for diluted earnings per share	$61	$59	$225	$281

Denominator:
Weighted-average common shares outstanding for basic earnings per share(1)	203,311,334	199,977,325	202,526,588	186,940,225

Weighted-average effect of dilutive securities:
Employee stock options and awards	3,886,753	5,102,123	3,991,080	4,926,016
3.75% convertible notes assumed converted into common stock	7,832,973	8,281,162	8,099,916	8,281,169
Warrants	—	791,143	—	913,421

Denominator for diluted earnings per share	215,031,060	214,151,753	214,617,584	201,060,831

Basic and diluted earnings per share:
Basic earnings per share	$0.30	$0.29	$1.10	$1.49

Diluted earnings per share	$0.28	$0.27	$1.05	$1.40

(1)

The nine months ended September 30, 2008 amount includes 60,561,515 shares of common stock issued to Borse Dubai and the Borse Dubai Nasdaq Share Trust in conjunction with the business combination with OMX AB on a weighted-average basis from the closing date of the business combination.

Options to purchase 10,375,045 shares of common stock and 2,959,237 shares of restricted stock and PSUs were outstanding at September 30, 2009. For the three months ended September 30, 2009, we included 5,688,572 of the outstanding options and 1,315,648 shares of restricted stock and PSUs in the computation of diluted earnings per share, on a weighted-average basis, as their inclusion was dilutive. The remaining options and shares of restricted stock and PSUs are antidilutive, and as such, they were properly excluded. For the nine months ended September 30, 2009, we also included 5,688,572 of the outstanding options and 1,235,648 shares of restricted stock and PSUs in the computation of diluted earnings per share, on a weighted-average basis, as their inclusion was dilutive. The remaining options and shares of restricted stock and PSUs are antidilutive, and as such, they were properly excluded.

In September 2009, most of the holders of our outstanding 3.75% convertible notes converted their remaining outstanding notes into common stock in accordance with the terms of the notes, which resulted in the issuance of an aggregate of 8,246,680 shares of our common stock. The 3.75% convertible notes were accounted for under the if-converted method, as we settled the convertible notes in shares of our common stock. For the three and nine months ended September 30, 2009, all of the shares underlying the outstanding 3.75% convertible notes, including the notes that were converted into shares of common stock in September 2009, were included in the computation of diluted earnings per share, on a weighted-average basis, as their inclusion was dilutive. See Note 8, “Debt Obligations,” and Note 17, “Series A Convertible Preferred Stock,” for further discussion of the conversion of our 3.75% convertible notes.

The 2.50% convertible senior notes are accounted for under the treasury stock method as it is our intent and policy to settle the principal amount of the notes in cash. Based on the settlement structure of the 2.50% convertible senior notes, which permits the principal amount to be settled in cash and the conversion premium to be settled in shares of our common stock or cash, we will reflect the impact of the convertible spread portion of the convertible notes in the diluted calculation using the treasury stock method. For the three and nine months ended September 30, 2009, the conversion spread of our 2.50% convertible senior notes was out of the money, and as such, they were properly excluded from the computation of diluted earnings per share.

Options to purchase 9,573,859 shares of common stock, 1,449,497 shares of restricted stock and PSUs, 3.75% convertible notes convertible into 8,281,162 shares of common stock and warrants exercisable into 1,539,489 shares of common stock were outstanding at September 30, 2008. For the three months ended September 30, 2008, we included 6,610,129 of the outstanding options, 629,952 shares of restricted stock and PSUs, all of the shares underlying the 3.75% convertible notes and all of the shares underlying the warrants in the computation of diluted earnings per share, on a weighted-average basis, as their inclusion was dilutive. The remaining options and shares of restricted stock and PSUs were antidilutive, and the conversion spread of our 2.50% convertible senior notes was out of the money, and as such, they were properly excluded. For the nine months ended September 30, 2008, we included 6,705,089 of the outstanding options, 1,002,201 shares of restricted stock and PSUs, all of the shares underlying the 3.75% convertible notes, including the 3.75% convertible notes that were converted into 2,000 shares of common stock during the first nine months of 2008, and all of the shares underlying the warrants in the computation of diluted earnings per share, on a weighted-average basis, as their inclusion was dilutive. The remaining options and shares of restricted stock and PSUs were antidilutive, and the conversion spread of our 2.50% convertible senior notes was out of the money, and as such, they were properly excluded.

13. Fair Value of Financial Instruments

Fair Value Measurement—Definition and Hierarchy

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability, or the exit price, in an orderly transaction between market participants at the measurement date. Fair value measurement establishes a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect NASDAQ OMX’s market assumptions. These two types of inputs create the following fair value hierarchy:

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

The following table presents for each of the above hierarchy levels, our financial assets and liabilities that are measured at fair value on a recurring basis at September 30, 2009.

	Balance as of September 30, 2009	Fair Value Measurements
		(Level 1)	(Level 2)	(Level 3)
		(in millions)
Financial Assets Measured at Fair Value on a Recurring Basis
Market value, outstanding derivative positions(1)	$3,569	$—	$3,569	$—

Financial investments, at fair value(2)	257	257	—	—

Total	$3,826	$257	$3,569	$—

Financial Liabilities Measured at Fair Value on a Recurring Basis
Market value, outstanding derivative positions(1)	$3,569	$—	$3,569	$—
Other liabilities(3)	11	—	11	—

Total	$3,580	$—	$3,580	$—

(1)

Represents net amounts associated with our clearing operations in the derivatives markets of NASDAQ OMX Commodities and NASDAQ OMX Stockholm. See “Market Value, Outstanding Derivative Positions,” of Note 14, “Derivative Financial Instruments and Hedging Activities,” for further discussion.

(2)

Primarily comprised of Swedish government debt securities. These securities are classified as trading securities and $140 million are restricted assets to meet regulatory capital requirements for NASDAQ OMX Stockholm’s clearing operations.

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

We also consider our debt obligations to be financial instruments. The fair value of our debt obligations was estimated using discounted cash flow analyses based on our assumed incremental borrowing rates for similar types of borrowing arrangements and a Black-Scholes valuation technique that is utilized to calculate the convertible option value for the 3.75% convertible notes and the 2.50% convertible senior notes. At September 30, 2009, the carrying value of our debt obligations, before the $57 million unamortized debt discount resulting from the adoption of ASC 470.20, was approximately $39 million more than fair value, primarily due to a decrease in fair value on the 2.50% convertible senior notes that have a convertible option feature equivalent to a conversion price of approximately $55.13 as compared to the closing price of $21.05 at September 30, 2009. At December 31, 2008, the carrying value of our debt obligations was approximately $13 million more than fair value primarily due to a decrease in fair value on the 2.50% convertible senior notes that have a convertible option feature equivalent to a conversion price of approximately $55.13 as compared to the closing price of $24.71 at December 31, 2008, partially offset by stock appreciation on the 3.75% convertible notes’ convertible option feature from $14.50 at the time of issuance to $24.71 at December 31, 2008. For further discussion of our debt obligations, see Note 8, “Debt Obligations.”

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

Fair Value Hedges

Depending on market conditions, we may use foreign currency future, forward and option contracts to limit our exposure to foreign currency exchange rate fluctuations on contracted revenue streams (hedged item) relating to our Market Technology sales. When the contracted revenue streams meet the definition of a firm commitment, these derivative contracts may be designated as fair value hedges if the applicable hedge criteria is met. Changes in fair value on the derivatives and the related hedged items are recognized in the Condensed Consolidated Statements of Income. As of September 30, 2009, there were no outstanding fair value hedges.

Cash Flow Hedges

In the third quarter of 2008, we entered into interest rate swap agreements that effectively converted $200 million of our Credit Facilities, which is floating rate debt, to a fixed rate basis through August 2011, thus reducing the impact of interest rate changes on future interest expense.

All derivative contracts used to manage interest rate risk are measured at fair value and reported in other current assets or other accrued liabilities as appropriate with the offset in accumulated other comprehensive income (loss) within NASDAQ OMX stockholders’ equity in the Condensed Consolidated Balance Sheets. Any ineffectiveness would impact earnings through interest expense. There was no material ineffectiveness recorded in earnings for the three and nine months ended September 30, 2009 and 2008.

Net Investment Hedges

Net assets of our foreign subsidiaries are exposed to volatility in foreign currency exchange rates. We may utilize net investment hedges to offset the translation adjustment arising from remeasuring our investment in foreign subsidiaries. As of September 30, 2009, there were no outstanding net investment hedges.

Derivatives Not Designated as Hedges

NASDAQ OMX may also enter into economic hedges that either do not qualify or are not designated for hedge accounting treatment. This type of hedge is undertaken when hedge accounting requirements cannot be achieved or management decides not to apply hedge accounting.

In order to economically hedge the foreign currency exposure on our business combination with OMX AB, we entered into foreign currency option and forward contracts beginning at the time of the announcement of the proposed combination. A derivative used to hedge exposure related to an anticipated business combination does not qualify for specialized hedge accounting, and as such, was marked to market through the income statement in gain (loss) on foreign currency contracts each reporting period. In the first quarter of 2008, we entered into a forward contract for the Nord Pool transaction. See below for further discussion of these contracts. For additional discussion of the business combination with OMX AB and the Nord Pool transaction, see “The combination with OMX AB and strategic partnership with Borse Dubai Limited,” and “The acquisition of certain businesses from Nord Pool,” of Note 4, “Acquisitions and Strategic Initiatives.”

In 2008, we also entered into foreign currency contracts, primarily foreign currency option and forward contracts, to partially or fully economically hedge foreign currency transactions and non-U.S. dollar cash flow exposures on our Market Technology contracts. These hedges generally matured within one year and changes in fair value of these derivatives were recognized in gain (loss) on foreign currency contracts, net in the Condensed Consolidated Statements of Income.

The following table presents the realized and unrealized gain/(loss) on each forward contract recognized in the Condensed Consolidated Statements of Income for three months ended September 30, 2008 related to our foreign currency forward contracts.

	Realized Gain (Loss)	Unrealized Loss	Total Loss for the Three Months Ended September 30, 2008
	(in millions)
NOK 2008 Forward Contract	$2	$(47)	$(45)
Other(1)	(2)	(4)	(6)

Total	$—	$(51)	$(51)

(1)

Primarily represents market technology forward currency contracts used to limit our exposure to foreign currency exchange rate fluctuations on contracted revenue streams which do not qualify for hedge accounting.

In the first quarter of 2008 we entered into a forward contract to hedge the NOK cash payment for the Nord Pool transaction. We agreed to purchase certain businesses of Nord Pool for approximately $320 million. We entered into a forward contract to buy NOK and sell U.S. dollars at an exchange rate of 5.2129. The closing of the Nord Pool transaction occurred on October 21, 2008 and this contract was settled at closing. As shown in the table above, in the third quarter of 2008 we recorded an unrealized loss of approximately $45 million related to the NOK forward contract.

In addition, as shown in the below two tables, for the nine months ended September 30, 2008 we recognized a loss of $4 million related to forward contracts and recognized a loss of $7 million related to option contracts for a net loss of $11 million.

The following table presents the realized and unrealized gain/(loss) recognized in the Condensed Consolidated Statements of Income for the nine months ended September 30, 2008 related to our foreign currency forward contracts.

	Realized Gain	Unrealized Loss	Total Gain/(loss) for the Nine Months Ended September 30, 2008
	(in millions)
SEK 2008 Forward Contracts	$34	$—	$34
NOK 2008 Forward Contract	1	(40)	(39)
Other(1)	8	(7)	1

Total	$43	$(47)	$(4)

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

Also, as discussed above, in the first quarter of 2008 we entered into a forward contract to hedge the NOK cash payment for the Nord Pool transaction and recorded a net loss of $39 million for the nine months ended September 30, 2008.

The following table presents the cumulative realized gain/(loss) on each option contract and the total loss recognized in the Condensed Consolidated Statements of Income for the nine months ended September 30, 2008 related to our foreign currency option contracts.

	Purchase	Sale/ Expiration	Cumulative Realized Gain (Loss)	Change in Unrealized (Loss)	Total Gain/ (Loss) for the Nine Months Ended September 30, 2008
	(in millions)
SEK 2007 Option Contract(1)	$39	$67	$28	$(22)	$6
SEK 2008 Option Contract(2)	13	—	(13)	—	(13)

Total	$52	$67	$15	$(22)	$(7)

(1)

This contract, which was originally purchased in October 2007 to economically hedge the foreign currency exposure on our business combination with OMX AB, had a fair value at December 31, 2007 of $61 million. On January 7, 2008, we sold the SEK 2007 option contract for $67 million and recorded a gain of $6 million.

(2)	On January 7, 2008, we purchased a new contract for $13 million which expired out-of-the-money in February 2008 and we recorded a loss for the purchase amount of $13 million.

The following table presents the fair value amounts and balance sheet location of our derivative instruments prior to netting:

	September 30, 2009 Fair Value			December 31, 2008 Fair Value
	Asset	Liability		Asset		Liability
	(in millions)
Derivatives Designated as Hedging Instruments
Cash flow hedges
Interest rate swaps	$—	$10	(1)	$—		$11	(1)

Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	—	1	(2)	1	(3)	10	(2)
Interest rate futures	—	—		—		3	(2)

Total derivatives not designated as hedging instruments	—	1		1		13

Total derivatives	$—	$11		$1		$24

(1)	Included in other liabilities in the Condensed Consolidated Balance Sheets.
(2)	Included in other accrued liabilities in the Condensed Consolidated Balance Sheets.
(3)	Included in other current assets in the Condensed Consolidated Balance Sheets.

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

As such, the market value of the above mentioned derivative contracts for NASDAQ OMX Commodities and NASDAQ OMX Stockholm are reported gross on the balance sheet as a receivable pertaining to the purchasing party and a payable pertaining to the selling party. Such receivables and liabilities attributable to outstanding derivative positions have been netted to the extent that such a legal offset right exists and, at the same time, that it is our intention to settle these items. At September 30, 2009, our market value of outstanding derivative positions in the Condensed Consolidated Balance Sheets was $3.6 billion. See “Guarantees Issued, Credit Facilities Available and Collateral Received for Clearing Operations” of Note 15, “Commitments, Contingencies and Guarantees,” for further discussion of our guarantees on the fulfillment of these contracts and collateral received.

The following table presents the fair value of our outstanding derivative positions at September 30, 2009 and December 31, 2008 prior to netting.

	September 30, 2009		December 31, 2008
	Asset	Liability	Asset	Liability
	(in millions)
Forwards and options	$3,116	$3,116	$3,306	$3,306
Stock options and futures	208	208	515	515
Index options and futures	207	207	239	239
Fixed-income options and futures	192	192	460	460

Total	$3,723	$3,723	$4,520	$4,520

15. Commitments, Contingencies and Guarantees

Brokerage Activities

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

Guarantees Issued, Credit Facilities Available and Collateral Received for Clearing Operations

Through our clearing operations in the derivative markets with NASDAQ OMX Commodities, NASDAQ OMX Stockholm and IDCG, we are the legal counterparty for each derivative position traded and thereby guarantee the fulfillment of each contract. We are required to pledge collateral for commitments with other clearinghouses. The amount of these commitments is calculated on the gross exposure between the clearinghouses. As collateral for these obligations, we have obtained financial guarantees and credit facilities which are guaranteed by us through counter indemnities. At September 30, 2009, financial guarantees pledged as collateral totaled $482 million. Credit facilities available to be pledged as collateral totaled $260 million, of which $0.1 million was utilized as of September 30, 2009.

In addition, we obtained credit facilities to satisfy regulatory requirements totaling $278 million, none of which was utilized as of September 30, 2009. See “Other Credit Facilities,” of Note 8, “Debt Obligations,” for further discussion.

We require our customers to pledge collateral and meet certain minimum financial standards to mitigate the risk if they become unable to satisfy their obligations. At September 30, 2009, total customer pledged collateral with NASDAQ OMX Commodities and NASDAQ OMX Stockholm was $6.6 billion. This pledged collateral is held by a custodian bank. Since these funds are not held by NASDAQ OMX Commodities and NASDAQ OMX Stockholm and they are not available for our use, we do not receive any interest income on these funds. Customer pledged cash collateral held by IDCG was $3 million at September 30, 2009 and is included in restricted cash with an offsetting liability included in other accrued liabilities in the Condensed Consolidated Balance Sheets, as the risks and rewards of collateral ownership, including interest, belongs to IDCG. Non-cash margin and guaranty fund deposits pledged to IDCG are not reflected in the Condensed Consolidated Balance Sheets as IDCG does not take legal ownership.

We believe that the potential for us to be required to make payments under these arrangements is mitigated through the pledged collateral, our risk management policies and, in the case of NASDAQ OMX Commodities, a default insurance policy. Accordingly, no contingent liability is recorded in the Condensed Consolidated Balance Sheets for these arrangements.

Other Guarantees

We have provided other guarantees as of September 30, 2009 of $31 million, primarily related to obligations for our rental and leasing contracts. In addition, for certain Market Technology contracts, we have provided performance guarantees of $10 million related to the delivery of software technology and support services. We have received financial guarantees from various financial institutions to support the above guarantees.

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

Our Issuer Services segment includes our Global Listing Services and Global Index Group businesses. The companies listed on The NASDAQ Stock Market and the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic represent a diverse array of industries. This diversity of companies listed on NASDAQ OMX markets allows us to develop industry-specific and other indexes that we use to develop and license NASDAQ OMX branded indexes, associated derivatives and index products as part of our Global Index Group. The Global Listing Services business also includes our Corporate Services business, which generates revenues through our insurance agency business, shareholder, directors, newswire and other services. Our Corporate Services business provides customer support services, products and programs to companies, including companies listed on our exchanges. In October 2009, we entered into agreements to sell substantially all of our insurance agency business. See Note 18, “Subsequent Events,” for further discussion.

Through our Market Technology segment, we provide technology solutions for trading, clearing and settlement, and information dissemination, and also offer facility management integration and advisory services. Our management allocates resources, assesses performance and manages these businesses as three separate segments.

We evaluate the performance of our segments based on several factors, of which the primary financial measure is income before income taxes. Results of individual businesses are presented based on our management accounting practices and our management structure. Certain amounts are allocated to corporate items in our management reports based on the decision that those activities should not be used to evaluate the segment’s operating performance, including amounts related to the business combination with OMX AB and the Nord Pool transaction. See below for further discussion. The following table presents certain information regarding these operating segments for the three and nine months ended September 30, 2009 and 2008.

	Market Services	Issuer Services	Market Technology		Corporate Items and Eliminations		Consolidated
	(in millions)
Three months ended September 30, 2009
Total revenues	$691	$80	$36		$3		$810
Cost of revenues	(461)	—	—		—		(461)

Revenues less liquidity rebates, brokerage, clearance and exchange fees	230	80	36		3		349

Income (loss) before income taxes	$84	$26	$(3	)(1)	$(23	)(2)	$84

	Market Services	Issuer Services	Market Technology		Corporate Items and Eliminations		Consolidated
	(in millions)
Three months ended September 30, 2008
Total revenues	$869	$89	$29		$3		$990
Cost of revenues	(591)	—	—		—		(591)

Revenues less liquidity rebates, brokerage, clearance and exchange fees	278	89	29		3		399

Income (loss) before income taxes	$134	$15	$(9)		$(44	)(3)	$96

	Market Services	Issuer Services	Market Technology		Corporate Items and Eliminations		Consolidated
	(in millions)
Nine months ended September 30, 2009
Total revenues	$2,243	$241	$100		$9		$2,593
Cost of revenues	(1,509)	—	—		—		(1,509)

Revenues less liquidity rebates, brokerage, clearance and exchange fees	734	241	100		9		1,084

Income (loss) before income taxes	$310	$72	$4	(1)	$(46	)(4)	$340

	Market Services	Issuer Services	Market Technology		Corporate Items and Eliminations		Consolidated
	(in millions)
Nine months ended September 30, 2008
Total revenues	$2,275	$258	$84		$8		$2,625
Cost of revenues	(1,568)	—	—		—		(1,568)

Revenues less liquidity rebates, brokerage, clearance and exchange fees	707	258	84		8		1,057

Income (loss) before income taxes	$369	$60	$(10)		$20	(5)	$439

(1)	The three and nine months ended September 30, 2009 amounts include expense of $6 million related to asset retirements.
(2)

The three months ended September 30, 2009 amount primarily includes debt conversion expense of $25 million related to an inducement for the conversion of our 3.75% convertible notes completed in September 2009.

(3)

The three months ended September 30, 2008 amount primarily includes a loss of $45 million on foreign currency contracts, which were purchased to hedge the foreign exchange exposure in connection with our acquisition of Nord Pool’s clearing, international derivatives and consulting subsidiaries. See Note 14, “Derivative Financial Instruments and Hedging Activities,” for further discussion.

(4)	The nine months ended September 30, 2009 amount primarily includes:

•	debt conversion expense of $25 million related to an inducement for the conversion of our 3.75% convertible notes completed in September 2009;

•	loss of $19 million on the sale of our 25.25% share capital in Orc; and

•	loss of $5 million on the sale of an available-for-sale investment in Oslo, which was acquired as part of our business combination with OMX AB.

(5)	The nine months ended September 30, 2008 amount primarily includes:

•

income from unconsolidated investees, net of $27 million, primarily related to our $26 million gain on the non-monetary contribution of the Nasdaq trade name to obtain an equity interest in NASDAQ Dubai; offset by a

•

loss on foreign currency contracts, net of $11 million, primarily comprised of a loss of $39 million on foreign currency contracts, which were purchased to hedge the foreign exchange exposure in connection with our acquisition of Nord Pool’s clearing, international derivatives and consulting subsidiaries, partially offset by a $27 million net gain from foreign currency option and forward contracts purchased to hedge the business combination with OMX. See Note 14, “Derivative Financial Instruments and Hedging Activities,” for further discussion.

For further discussion of our segments’ results, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Segment Operating Results.”

17. Series A Convertible Preferred Stock

Our certificate of incorporation authorizes the issuance of 30,000,000 shares of preferred stock, par value $0.01 per share, issuable from time to time in one or more series. There were no shares issued and outstanding as of December 31, 2008.

In the third quarter of 2009, as an inducement for the conversion of our 3.75% convertible notes (see “Conversion of 3.75% Convertible Notes,” of Note 8, “Debt Obligations,” for a further discussion), we agreed to pay the Holders and certain of their affiliates an aggregate amount of $9 million in cash and to issue to the Holders 1,600,000 shares of our series A convertible preferred stock, with an aggregate initial liquidation preference amount of $16 million. Conversion of the series A convertible preferred stock is contingent upon shareholder approval and does not represent an unconditional obligation to transfer assets. The series A convertible preferred stock will automatically convert into our common stock upon shareholder approval, which we plan to seek at our next regularly scheduled annual shareholders’ meeting currently planned for May 2010. In accordance with U.S. GAAP, if the conversion and subsequent issuance of equity shares is not solely in the control of the issuer and the instrument does not represent an unconditional obligation to transfer assets, permanent equity classification is not permitted. Therefore, we have recorded the fair value of the series A convertible preferred stock of $15 million as temporary equity in the Condensed Consolidated Balance Sheets as of September 30, 2009.

Upon shareholder approval, the series A convertible preferred stock will automatically convert into the number of common shares determined by dividing the initial liquidation preference amount of $16 million by the average daily volume weighted average price, or VWAP, of NASDAQ OMX’s common stock during the 10 day period immediately preceding the date on which the results of the shareholder vote are calculated. At the time of conversion, the VWAP is subject to a floor price of 80% of the price of NASDAQ OMX’s common stock as of the initial issuance date, and a ceiling price of 120% of the price of NASDAQ OMX’s common stock as of the initial issuance date.

If shareholder approval is not received, a dividend on the preferred stock will commence at a rate of 12% per annum, and the series A convertible preferred stock will mature in October 2013. The series A convertible preferred stock will be accreted through retained earnings.

18. Subsequent Events

We have evaluated our subsequent events through November 6, 2009, the issuance date of this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009.

In October 2009, we entered into agreements to sell substantially all of our Carpenter Moore Insurance Services, Inc. business. On October 2, 2009, we agreed to sell certain assets of the western region direct practice insurance brokerage business to Woodruff-Sawyer & Co. and on October 26, 2009, we agreed to sell the eastern region insurance brokerage business to Aon Risk Services Companies, Inc. The sales, which will be recognized in the fourth quarter of 2009, will not have a material impact on our results of operations.

In addition, on October 21, 2009, we obtained Financial Services Authority approval to sell our Broker Services operations in the United Kingdom to TD Waterhouse. The sale, which will also be recognized in the fourth quarter of 2009, will not have a material impact on our results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of the financial condition and results of operations of NASDAQ OMX in conjunction with our condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q.

Overview

On February 27, 2008, Nasdaq and OMX AB combined their businesses and Nasdaq was renamed The NASDAQ OMX Group, Inc. Under the purchase method of accounting, Nasdaq was treated as the accounting and legal acquirer in the business combination with OMX AB. We also completed our acquisitions of PHLX in July 2008, BSX in August 2008 and certain businesses of Nord Pool in October 2008. These acquisitions also have been treated as purchases for accounting purposes, with NASDAQ OMX treated as the acquirer. Additionally, we purchased a majority stake in IDCG in December 2008 and a 20% aggregate equity interest in Agora-X (13.3% in March 2008 and an additional 6.7% in December 2008). The financial results of OMX AB are included in the consolidated financial results beginning on February 27, 2008. PHLX is included beginning July 2008, BSX beginning August 2008, the Nord Pool businesses beginning October 2008, IDCG beginning December 2008 and our initial equity interest in Agora-X of 13.3% beginning in March 2008 and the aggregate 20% beginning in December 2008.

Financial Highlights

The comparability of our operating results for the three months ended September 30, 2009 to the same period in 2008 is significantly impacted by our acquisition of PHLX and our Nord Pool transaction. The comparability of our operating results for the nine months ended September 30, 2009 to the same period in 2008 is significantly impacted by our business combination with OMX AB as well as the acquisition of PHLX and our Nord Pool transaction. In our discussion and analysis of results of operations, we have quantified the contribution of additional revenues or expenses resulting from OMX, NASDAQ OMX PHLX and NASDAQ OMX Commodities operations wherever such amounts were material. While identified amounts may provide indications of general trends, the analysis cannot completely address the effects attributable to integration efforts.

In addition, fluctuations in the value of foreign currencies relative to the U.S. dollar impacted our operating results. Impacts associated with fluctuations in foreign currency are discussed in more detail under “Item 3. Quantitative and Qualitative Disclosures about Market Risks.” For the three months ended September 30, 2009, approximately 36% of our revenues less liquidity rebates, brokerage, clearance and exchange fees and 24% of our operating income were derived in currencies other than the U.S. dollar, primarily the Swedish Krona and Euro. For the nine months ended September 30, 2009, approximately 34% of our revenues less liquidity rebates, brokerage, clearance and exchange fees and 23% of our operating income were derived in currencies other than the U.S. dollar, primarily the Swedish Krona and Euro.

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

The following summarizes significant changes in our financial performance in the third quarter and first nine months of 2009 when compared with the same periods in 2008:

•

Revenues less liquidity rebates, brokerage, clearance and exchange fees decreased $50 million, or 12.5%, to $349 million in the third quarter of 2009, compared with $399 million in the third quarter of 2008, reflecting a decrease in operational revenues of $35 million and an unfavorable impact from foreign exchange of $15 million. The operational decline was primarily due to a decrease in U.S. cash equity trading revenues less liquidity rebates, brokerage, clearance and exchange fees due to declines in matched share volume and the average net fee per share matched on NASDAQ’s trading system. In September 2009, we introduced a revised fee structure on NASDAQ OMX BX and in November 2009, we introduced a revised fee structure on NASDAQ to address the declines in the average net fee per share matched. Assuming volume and market share are comparable with the third quarter of 2009, our revised fee structure would favorably impact our fourth quarter 2009 U.S. cash equity trading revenues less liquidity rebates, brokerage, clearance and exchange fees.

•

Revenues less liquidity rebates, brokerage, clearance and exchange fees increased $27 million, or 2.6%, to $1,084 million in the first nine months of 2009, compared with $1,057 million in the first nine months of 2008, reflecting an $85 million increase due to operational growth, partially offset by an unfavorable impact from foreign exchange of $58 million. The operational growth was primarily due to an increase in derivative trading revenues mainly due to the inclusion of NASDAQ OMX PHLX’s derivative trading revenues for the full nine-month period in 2009 compared to two months in 2008 and the inclusion of results of operations from OMX for the full nine-month period in 2009 compared to seven months in 2008. The increase in operational growth was partially offset by a decrease in U.S. cash equity trading revenues less liquidity rebates, brokerage, clearance and exchange fees due to a decrease in the number of shares matched and routed on NASDAQ’s trading system.

•

Operating expenses decreased $9 million, or 4.0%, to $218 million in the third quarter of 2009, compared with $227 million in the third quarter of 2008, reflecting a favorable impact from foreign exchange of $11 million, partially offset by an increase in operating expenses of $2 million.

•

Operating expenses increased $32 million, or 5.4%, to $629 million in the first nine months of 2009, compared with $597 million in the first nine months of 2008, reflecting an increase in operating expenses of $75 million, partially offset by a favorable impact from foreign exchange of $43 million. The increase in operating expenses was primarily due to the inclusion of OMX’s operating expenses for the full nine-month period in 2009 compared to seven months in 2008, as well as the inclusion of NASDAQ OMX PHLX’s operating expenses for the full nine-month period in 2009 compared to two months in 2008.

•

Net interest expense increased $32 million, or 91.4%, to $67 million in the first nine months of 2009, compared with $35 million in the first nine months of 2008, primarily reflecting a full nine months of interest expense in 2009 for the debt outstanding related to our business combination with OMX AB compared to seven months of debt outstanding in the first nine months of 2008. In addition, interest expense increased due to an increase in our outstanding debt obligations related to the acquisitions of PHLX and certain businesses of Nord Pool that were completed in the second half of 2008.

•

Income (loss) from unconsolidated investees, net was a net loss of $20 million for the first nine months of 2009, compared with net income of $27 million for the first nine months of 2008. The net loss for the first nine months of 2009 is primarily due to a $19 million loss recorded in May 2009 related to the sale of our share capital in Orc. The net income for the first nine months of 2008 was primarily related to the NASDAQ Dubai transaction.

•

Debt conversion expense was $25 million for the third quarter of 2009 and the first nine months of 2009 and was related to the conversion of most of our 3.75% convertible notes into common stock. The $25 million expense included a cash inducement of $9 million, the present value of series A convertible preferred stock issued totaling $15 million, and debt issuance and other costs of $1 million.

•

Loss on foreign currency contracts, net of $51 million for the third quarter of 2008 and $11 million for the first nine months of 2008 primarily related to the Nord Pool acquisition and losses on forward currency contracts used to limit our exposure to foreign currency exchange rate fluctuations on contracted revenue streams. The loss for the first nine months of 2008 was partially offset by gains on foreign currency contracts related to our business combination with OMX AB.

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

•

The number of companies seeking equity financing, which is affected by factors such as investor demand, the global economy, availability of diverse sources of financing, and tax and regulatory policies;

•	The gradual return of confidence to the credit markets increasing the availability of liquidity to our technology customers, suppliers, trading participants, and listed companies;

•

The reinvigoration of certain market participants following the partial or complete takeover of financial institutions by national governments and the distressed mergers of market participant organizations;

•	The emergence of new market participants seeing opportunities in the recovering global economy;

•	The ongoing constraints on our fixed-income issuers’ ability to access the credit markets due to rating downgrades or illiquidity in the market;

•	The increasing optimism of our technology customers and suppliers arising from the recent securities market rise and the economic stabilization;

•	Continuing pressure in transaction fee pricing due to intense competition in the U.S. and Europe;

•	Competition for listings and trade executions related to pricing, and product and service offerings; and

•	Other technological advancements and regulatory developments.

Currently our business drivers are characterized by improvement in investors’ outlook for financial institutions and global economic growth, continued declines in the levels of market volatility, emerging industry reaction to regulatory initiatives and continued rapid evolution and deployment of new technology in the financial services industry. The business environment that influenced our financial performance during the third quarter of 2009 can be characterized as follows:

•

A modestly increased pace for new equity issuance relative to the second quarter of 2009 with 20 IPOs across all exchanges in the U.S. and 12 new IPOs on The NASDAQ Stock Market and the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic;

•	Improved yet limited access to debt and equity capital for both new and established companies;

•

A 42% reduction of activity experienced by The NASDAQ Stock Market relative to the third quarter of 2008 in U.S. equity matched trades driven by decreased trading levels resulting from diminished volatility, a loss of market share and decline in overall activity relative to the highly elevated trading levels of 2008 due to the financial crisis;

•

A 4% decrease relative to the third quarter of 2008 in the number of equity transactions on our Nordic and Baltic exchanges driven by decreased participant trading in response to changed economic conditions;

•

A 29% decrease relative to the third quarter of 2008 in the value of equity transactions on our Nordic and Baltic exchanges resulting from lower equity valuations, lower trading activity due to diminished volatility and the relative return of overall trading activity to levels predating the financial crisis;

•

A 31% decline experienced by our Nordic and Baltic exchanges relative to the third quarter of 2008 in number of traded derivatives contracts in equity related products (excluding EDX and Eurex) driven by reduced volatility and by the changed economic climate;

•	A 1% decrease relative to the third quarter of 2008 in number of cleared derivatives contracts in fixed-income related products on our Nordic and Baltic exchanges;

•	Intense competition among U.S. exchanges for both equity trading volume and listings, and growing competition in Europe;

•	Globalization of exchanges, customers and competitors extending the competitive horizon beyond national markets;

•	Consolidation of major global customers as financial institutions are acquired, merged, and restructured; and

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Market Services
Cash Equity Trading
Average daily share volume in NASDAQ securities (in billions)	2.25	2.26	2.30	2.27
Matched market share in NASDAQ securities executed on NASDAQ	30.4%	41.0%	33.6%	43.3%
Matched market share in NASDAQ securities executed on NASDAQ OMX BX	2.0%	—	1.0%	—
Market share reported to the FINRA/NASDAQ Trade Reporting Facility in NASDAQ securities(1)	39.3%	21.3%	36.1%	21.7%
Total market share in NASDAQ securities(2)	71.8%	62.3%	70.7%	65.0%
Matched market share in NYSE securities executed on NASDAQ	14.1%	23.3%	15.8%	22.3%
Matched market share in NYSE securities executed on NASDAQ OMX BX	3.1%	—	1.3%	—
Market share reported to the FINRA/NASDAQ Trade Reporting Facility in NYSE securities(1)	35.4%	18.7%	31.8%	18.2%
Total market share in NYSE securities(2)	52.6%	42.0%	48.9%	40.5%
Matched market share in NYSE Amex and regional securities executed on NASDAQ	22.2%	35.3%	24.6%	35.3%
Matched market share in NYSE Amex and regional securities executed on NASDAQ OMX BX	2.1%	—	1.2%	—
Market share reported to the FINRA/NASDAQ Trade Reporting Facility in NYSE Amex and regional securities(1)	34.4%	14.6%	31.9%	15.7%
Total market share in NYSE Amex and regional securities(2)	58.6%	49.9%	57.6%	51.0%
Matched share volume in all U.S.-listed equities (in billions)	131.4	179.2	436.5	469.3
Matched market share in all U.S.-listed equities executed on NASDAQ	19.4%	29.6%	21.5%	30.0%
Matched market share in all U.S.-listed equities executed on NASDAQ OMX BX	2.7%	—	1.0%	—
Average daily number of equity trades on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic	189,002	196,671	210,004	197,869
Average daily value of shares traded on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic (in billions)	$3.0	$5.0	$3.1	$5.6
Derivative Trading
Average daily volume of U.S. equity option contracts (in millions)	13.2	14.4	13.5	13.3
NASDAQ OMX PHLX matched market share of U.S. equity options	17.0%	16.6%	17.4%	16.2%
The NASDAQ Options Market matched market share of U.S. equity options	3.2%	1.3%	3.1%	0.7%
Average daily volume of equity option and fixed-income contracts traded on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic	298,849	391,049	317,958	434,211
Average daily volume of Nordic equity option contracts traded on EDX London	87,636	169,604	110,076	160,957
Average daily volume of Finnish option contracts traded on Eurex	65,779	72,993	74,272	74,081
Clearing Turnover:
Power contracts (TWh)(3)	480.0	—	1,573.5	—
Carbon contracts (1000 tCO2) (3)	13,745	—	34,196	—
Issuer Services
Initial public offerings:
NASDAQ	12	2	15	12
Exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic	—	3	—	14
New listings:
NASDAQ(4)	33	58	67	148
Exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic	2	4	9	18
Number of listed companies:
NASDAQ(5)	2,863	3,062	2,863	3,062
Exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic(6)	800	841	800	841
Market Technology
Order intake (in millions)(7)	$37	$61	$56	$188
Total order value (in millions)(8)	$318	$465	$318	$465

(1)	Transactions reported to the Financial Industry Regulatory Authority, or FINRA/NASDAQ Trade Reporting Facility.
(2)	Includes transactions executed on both NASDAQ’s and NASDAQ OMX BX’s systems plus trades reported through the FINRA/NASDAQ Trade Reporting Facility.
(3)	Transactions executed on Nord Pool and reported for clearing to NASDAQ OMX Commodities measured by Terawatt hours (TWh) and one thousand metric tons of carbon dioxide (1000 tCO2).
(4)	New listings include IPOs, including those completed on a best efforts basis, issuers that switched from other listing venues, closed-end funds and separately listed ETFs.
(5)	Number of listed companies for NASDAQ at period end, including separately listed ETFs.
(6)	Represents companies listed on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic and companies on the alternative markets, NASDAQ OMX First North, at period end.
(7)	Total contract value of orders signed.
(8)	Represents total contract value of orders signed that are yet to be recognized as revenue.

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

•

The Issuer Services segment includes our Global Listing Services and the Global Index Group businesses. The companies listed on The NASDAQ Stock Market and the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic represent a diverse array of industries. This diversity of companies listed on NASDAQ OMX markets allows us to develop industry-specific and other indexes that we use to develop and license NASDAQ OMX branded indexes, associated derivatives and index products as part of our Global Index Group. The Global Listing Services business also includes our Corporate Services business.

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

Segment Operating Results

Of our total third quarter 2009 revenues less liquidity rebates, brokerage, clearance and exchange fees of $349 million, 65.9% was from our Market Services segment, 22.9% was from our Issuer Services segment, 10.3% was from our Market Technology segment and 0.9% related to other revenues, compared to our total third quarter 2008 revenues less liquidity rebates, brokerage, clearance and exchange fees of $399 million, of which 69.7% was from our Market Services segment, 22.3% was from our Issuer services segment, 7.3% was from our Market Technology segment and 0.7% related to other revenues.

Of our total first nine months of 2009 revenues less liquidity rebates, brokerage, clearance and exchange fees of $1,084 million, 67.7% was from our Market Services segment, 22.2% was from our Issuer Services segment, 9.2% was from our Market Technology segment and 0.9% related to other revenues, compared to our total first nine months of 2008 revenues less liquidity rebates, brokerage, clearance and exchange fees of $1,057 million, of which 66.9% was from our Market Services segment, 24.4% was from our Issuer Services segment, 7.9% was from our Market Technology segment and 0.8% related to other revenues.

The following table shows our total revenues, cost of revenues and revenues less liquidity rebates, brokerage, clearance and exchange fees by segment:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2009	2008		2009	2008
	(in millions)			(in millions)
Market Services	$691	$869	(20.5)%	$2,243	$2,275	(1.4)%
Cost of revenues	(461)	(591)	(22.0)%	(1,509)	(1,568)	(3.8)%

Market Services revenues less liquidity rebates, brokerage, clearance and exchange fees	230	278	(17.3)%	734	707	3.8%
Issuer Services	80	89	(10.1)%	241	258	(6.6)%
Market Technology	36	29	24.1%	100	84	19.0%
Other	3	3	—	9	8	12.5%

Total revenues less liquidity rebates, brokerage, clearance and exchange fees	$349	$399	(12.5)%	$1,084	$1,057	2.6%

MARKET SERVICES

The following table shows total revenues less liquidity rebates, brokerage, clearance and exchange fees from our Market Services segment:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2009	2008		2009	2008
	(in millions)			(in millions)
Transaction Services
Cash Equity Trading Revenues:
U.S. cash equity trading (1)	$461	$643	(28.3)%	$1,563	$1,736	(10.0)%
Cost of revenues:
Liquidity rebates	(310)	(471)	(34.2)%	(1,108)	(1,201)	(7.7)%
Brokerage, clearance and exchange fees(1)	(127)	(106)	19.8%	(334)	(351)	(4.8)%

Total U.S. cash equity cost of revenues	(437)	(577)	(24.3)%	(1,442)	(1,552)	(7.1)%

U.S. cash equity trading revenues less liquidity rebates, brokerage, clearance and exchange fees	24	66	(63.6)%	121	184	(34.2)%
European cash equity trading	25	35	(28.6)%	75	86	(12.8)%

Total cash equity trading revenues less liquidity rebates, brokerage, clearance and exchange fees	49	101	(51.5)%	196	270	(27.4)%

Derivative Trading Revenues:
U.S. derivative trading(2)	58	44	31.8%	171	46	#
Cost of revenues:
Liquidity rebates	(19)	(13)	46.2%	(59)	(15)	#
Brokerage, clearance and exchange fees(2)	(5)	(1)	#	(8)	(1)	#

Total U.S. derivative trading cost of revenues	(24)	(14)	71.4%	(67)	(16)	#

U.S. derivative trading revenues less liquidity rebates, brokerage, clearance and exchange fees	34	30	13.3%	104	30	#
European derivative trading	20	16	25.0%	61	44	38.6%

Total derivative trading revenues less liquidity rebates, brokerage, clearance and exchange fees	54	46	17.4%	165	74	#

Access Services revenues	36	31	16.1%	100	81	23.5%

Total Transaction Services revenues less liquidity rebates, brokerage, clearance and exchange fees	139	178	(21.9)%	461	425	8.5%

Market Data
Net U.S. tape plans	31	38	(18.4)%	95	109	(12.8)%
U.S. market data products	29	27	7.4%	86	79	8.9%
European market data products	19	22	(13.6)%	58	57	1.8%

Total Market Data revenues	79	87	(9.2)%	239	245	(2.4)%

Broker Services	9	12	(25.0)%	26	31	(16.1)%

Other Market Services	3	1	#	8	6	33.3%

Total Market Services revenues less liquidity rebates, brokerage, clearance and exchange fees	$230	$278	(17.3)%	$734	$707	3.8%

#	Denotes a variance greater than 100.0%.
(1)

Includes Section 31 fees of $94 million in the third quarter of 2009, $42 million in the third quarter of 2008, $211 million in the first nine months of 2009 and $171 million in the first nine months of 2008. Section 31 fees are recorded as U.S. cash equity trading revenues with a corresponding amount recorded in cost of revenues.

(2)

Includes Section 31 fees of $4 million in the third quarter of 2009, $1 million in the third quarter of 2008, $7 million in the first nine months of 2009 and $1 million in the first nine months of 2008. Section 31 fees are recorded as U.S. derivative trading revenues with a corresponding amount recorded in cost of revenues.

Transaction Services

Transaction Services revenues less liquidity rebates, brokerage, clearance and exchange fees decreased in the third quarter of 2009 compared with the same period in 2008, primarily due to a decrease in cash equity trading revenues less liquidity rebates, brokerage, clearance and exchange fees, partially offset by an increase in derivative trading revenues less liquidity rebates, brokerage, clearance and exchange fees.

Transaction Services revenues less liquidity rebates, brokerage, clearance and exchange fees increased in the first nine months of 2009 compared with the same period in 2008, primarily due to an increase in derivative trading revenues less liquidity rebates, brokerage, clearance and exchange fees, partially offset by a decrease in cash equity trading revenues less liquidity rebates, brokerage, clearance and exchange fees.

U.S. Cash Equity Trading Revenues

U.S. cash equity trading revenues less liquidity rebates, brokerage, clearance and exchange fees decreased in the third quarter and first nine months of 2009 compared with the same periods in 2008, primarily due to declines in matched share volume and the average net fee per share matched on NASDAQ’s trading system. In September 2009, we introduced a revised fee structure on NASDAQ OMX BX and in November 2009, we introduced a revised fee structure on NASDAQ to address the declines in the average net fee per share matched. Assuming volume and market share are comparable with the third quarter of 2009, our revised fee structure would favorably impact our fourth quarter 2009 U.S. cash equity trading revenues less liquidity rebates, brokerage, clearance and exchange fees.

U.S. cash equity trading revenues decreased in the third quarter and first nine months of 2009 compared with the same periods in 2008, primarily due to declines in matched share volume, partially offset by an increase in Section 31 fees.

As discussed above, we record Section 31 fees as cash equity trading revenues with a corresponding amount recorded as cost of revenues. We are assessed these fees from the SEC and pass them through to our customers in the form of incremental fees. Since the amount recorded in revenues is equal to the amount recorded in cost of revenues, there is no impact on our revenues less liquidity rebates, brokerage, clearance and exchange fees. Section 31 fees were $94 million in the third quarter of 2009 and $211 million in the first nine months of 2009, compared with $42 million in the third quarter of 2008 and $171 million in the first nine months of 2008. The increase in the third quarter and first nine months of 2009 compared with the same periods in 2008 is primarily due to higher Section 31 fee rates.

Liquidity rebates, in which we credit a portion of the per share execution charge to the market participant that provides the liquidity, decreased in the third quarter and first nine months of 2009 compared with the same periods in 2008, primarily due to a lower number of shares matched on NASDAQ’s trading system. Partially offsetting the decrease in the first nine months of 2009 compared to the same period in 2008 was an increase in the amount of the rebate offered to liquidity providers.

Brokerage, clearance and exchange fees increased in the third quarter of 2009 and decreased in the first nine months of 2009 compared with the same periods in 2008. The increase in the third quarter of 2009 was primarily due to higher Section 31 fee rates, partially offset by lower routing costs due to a decrease in the amount of volume routed by NASDAQ and lower fees incurred from the National Securities Clearing Corporation, or NSCC. The decrease in the first nine months of 2009 was primarily due to lower routing costs as a result of less volume being routed by NASDAQ, partially offset by higher Section 31 fee rates and a lower rebate received in the first quarter of 2009 from NSCC due to NSCC’s pricing reductions announced in 2008.

European Cash Equity Trading Revenues

European cash equity trading revenues include trading revenues from equity products traded on NASDAQ OMX Europe and the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic. European cash equity trading revenues decreased in the third quarter of 2009 and first nine months of 2009 compared with the same periods in 2008, primarily due to a decrease in the value traded per day due to lower average market capitalization of stocks traded. In addition, foreign exchange negatively impacted European cash equity trading revenues by $3 million in the third quarter of 2009 and $14 million in the first nine months of 2009. The decrease in the first nine months of 2009 was partially offset by the inclusion of European cash equity trading revenues for the full nine-month period in 2009 compared to seven months in 2008.

U.S. Derivative Trading Revenues

U.S. derivative trading revenues increased in the third quarter and first nine months of 2009 compared with the same periods in 2008, primarily due to the inclusion of NASDAQ OMX PHLX’s derivative trading revenues of $48 million for the full third quarter of 2009 and $147 million for the full nine-month period in 2009 compared with the inclusion of two months of NASDAQ OMX PHLX’s derivative trading revenues totaling $38 million for the third quarter and first nine months of 2008.

As discussed above, Section 31 fees are recorded as derivative trading revenues with a corresponding amount recorded as cost of revenues. We are assessed these fees from the SEC and pass them through to our customers in the form of incremental fees. Since the amount recorded in revenues is equal to the amount recorded in cost of revenues, there is no impact on our revenues less liquidity rebates, brokerage, clearance and exchange fees. Section 31 fees were $4 million in the third quarter of 2009 and $7 million in the first nine months of 2009, compared with $1 million in both the third quarter and first nine months of 2008.

Liquidity rebates, in which we credit a portion of the per share execution charge to the market participant that provides the liquidity, increased in the third quarter and first nine months of 2009 compared with the same periods in 2008, primarily due to the inclusion of NASDAQ OMX PHLX’s liquidity rebates of $15 million for the full third quarter of 2009 and $42 million for the full nine-month period in 2009 compared with the inclusion of two months of NASDAQ OMX PHLX’s liquidity rebates totaling $9 million in both the third quarter and first nine months of 2008.

Brokerage, clearance and exchange fees increased in the third quarter and first nine months of 2009 compared with the same periods in 2008, due to the inclusion of NASDAQ OMX PHLX’s brokerage, clearance and exchange fees of $3 million for the full third quarter of 2009 and $7 million for the full nine-month period in 2009 compared with the inclusion of two months of NASDAQ OMX PHLX’s brokerage, clearance and exchange fees totaling $1 million in both the third quarter and first nine months of 2008.

European Derivative Trading Revenues

European derivative trading revenues include trading and clearing revenues from derivative products traded on NASDAQ OMX Stockholm and NASDAQ OMX Copenhagen and also includes revenues from NASDAQ OMX Commodities. European derivative trading revenues increased in the third quarter and first nine months of 2009 compared with the same periods in 2008, primarily due to the inclusion of NASDAQ OMX Commodities revenues of $8 million in the third quarter of 2009 and $24 million in the first nine months of 2009. These increases were partially offset by an unfavorable impact from foreign exchange of $2 million in the third quarter of 2009 and $5 million in the first nine months of 2009.

Access Services Revenues

Access services revenues increased in the third quarter and first nine months of 2009 compared with the same periods in 2008. These increases were primarily due to increases in customer demand for network connectivity and co-location services and increases in exchange and other membership fees. The increase in the first nine months of 2009 was also due to the inclusion of NASDAQ OMX PHLX’s revenues of $11 million for the full nine-month period in 2009 compared with the inclusion of two months of NASDAQ OMX PHLX’s revenues totaling $4 million for the same period in 2008.

Market Data

Market Data revenues decreased in the third quarter of 2009 compared with the same period in 2008 primarily due to a decrease in net U.S. tape plans and European market data products revenues. These decreases were partially offset by an increase in U.S. market data products revenues.

The decline in net U.S. tape plans revenues was primarily due to a decline in NASDAQ’s trading and quoting market share of U.S. equities and a reduction in the size of the tape plans revenue pools. European market data products revenues decreased primarily due to an unfavorable impact from foreign exchange of $2 million.

U.S. market data products revenues, which are generated from the sale of NASDAQ OMX proprietary data products, increased in the third quarter of 2009 primarily due to growth of products such as the NASDAQ Global Index Data Service, which was launched in the first quarter of 2009, and other proprietary data products.

Market Data revenues decreased in the first nine months of 2009 compared with the same period in 2008 primarily due to a decrease in net U.S. tape plans revenues, partially offset by an increase in U.S. market data products and European market data products revenues.

The decline in net U.S. tape plans revenues was primarily due to a decline in NASDAQ’s trading and quoting market share of U.S. equities and a reduction in the size of the tape plans revenue pools.

The increase in U.S. market data products revenues was primarily due to growth of products such as the NASDAQ Global Index Data Service, which was launched in the first quarter of 2009, NASDAQ Last Sale, which was launched in the second quarter of 2008, and other proprietary data products. European market data products revenues increased primarily due to the inclusion of European market data products revenues for the full nine-month period in 2009 compared with seven months in 2008, partially offset by an unfavorable impact from foreign exchange of $8 million.

Broker Services

Broker Services revenues decreased in the third quarter and first nine months of 2009 compared with the same periods in 2008 primarily due to an unfavorable impact from foreign exchange.

ISSUER SERVICES

The following table shows revenues from our Issuer Services segment:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2009	2008		2009	2008
	(in millions)			(in millions)
Global Listing Services:
Annual renewal fees	$29	$31	(6.5)%	$87	$93	(6.5)%
Listing of additional shares fees	9	10	(10.0)%	28	30	(6.7)%
Initial listing fees	5	5	—	15	17	(11.8)%

Total U.S. listing fees	43	46	(6.5)%	130	140	(7.1)%
European listing fees	11	14	(21.4)%	33	37	(10.8)%
Corporate services	16	16	—	49	47	4.3%

Total Global Listing Services	70	76	(7.9)%	212	224	(5.4)%
Global Index Group	10	13	(23.1)%	29	34	(14.7)%

Total Issuer Services revenues	$80	$89	(10.1)%	$241	$258	(6.6)%

Global Listing Services

U.S. Listing Services Revenues

Annual renewal fees decreased in the third quarter and first nine months of 2009 compared with the same periods in 2008, primarily due to a decrease in the number of listed companies on The NASDAQ Stock Market. The number of companies listed on The NASDAQ Stock Market on January 1, 2009 was 3,023, compared to 3,135 on January 1, 2008, the date on which listed companies were billed their annual fees. The decrease in the number of listed companies was due to 289 delistings from The NASDAQ Stock Market in 2008, partially offset by 177 new listings in 2008. The number of listed companies as of January 1, 2009 and 2008 includes separately listed ETFs. Annual renewal fees are recognized ratably over a 12-month period.

Listing of additional shares fees decreased slightly in the third quarter and first nine months of 2009 compared with the same periods in 2008 as fewer companies issued additional shares in 2009 compared to prior years. Listing of additional shares fees are amortized on a straight-line basis over an estimated service period of four years.

Initial listing fees were flat in the third quarter of 2009 compared with the same period in 2008 and decreased slightly in the first nine months of 2009 compared with the same period in 2008, primarily due to a decrease in the number of new listings. There were 33 new listings, including 12 new IPOs, during the third quarter of 2009 and 67 new listings, including 15 new IPOs, during the first nine months of 2009 compared with 58 new listings, including 2 new IPOs, during the third quarter of 2008 and 148 new listings, including 12 new IPOs, during the first nine months of 2008. The decrease in new listings during 2009 will impact future revenues as these fees are amortized on a straight-line basis over an estimated service period of six years.

European Listing Services Revenues

European Listing Services revenues decreased in the third quarter and first nine months of 2009 compared with the same periods in 2008, primarily due to a decline in the market capitalization of Nordic issuers as well as a decrease in the number of listed companies from 841 as of September 30, 2008 to 800 as of September 30, 2009. In addition, foreign exchange negatively impacted European Listing Services revenues by $1 million in the third quarter of 2009 and $5 million in the first nine months of 2009. Partially offsetting the decline in the first nine months of 2009 was an increase in revenues due to the inclusion of European Listing Services revenues for the full nine-month period in 2009 compared to seven months in 2008. European Listing Services revenues are derived from annual fees received from listed companies on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic, and are directly related to the listed companies’ market capitalization. These revenues are recognized ratably over a 12-month period.

Corporate Services Revenues

Global Listing Services revenues also include fees from Corporate Services. These fees include commission income from Carpenter Moore, subscription income from Shareholder.com and Directors Desk, fees from GlobeNewswire and revenues from Corporate Services Nordic. Corporate Services revenues was flat in the third quarter of 2009 compared with the same period in 2008 and increased slightly in the first nine months of 2009 compared with the same period in 2008, primarily due to expanding customer utilization of our Corporate Services. In addition, the inclusion of Corporate Services Nordic for the full nine-month period in 2009 compared with seven months in 2008 contributed to the increase in the first nine months of 2009.

Global Index Group Revenues

Global Index Group revenues primarily include license fees from NASDAQ OMX branded indexes, associated derivatives and financial products in the U.S. and abroad. Global Index Group revenues decreased in the third quarter and first nine months of 2009 compared with the same periods in 2008, primarily due to a decrease in underlying assets associated with NASDAQ OMX-licensed ETFs and a decrease in licensed derivatives volumes.

MARKET TECHNOLOGY

The following table shows revenues from our Market Technology segment:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2009	2008		2009	2008
	(in millions)			(in millions)
Market Technology:
License, support and project revenues	$28	$21	33.3%	$77	$63	22.2%
Facility management services	7	7	—	20	19	5.3%
Other revenues	1	1	—	3	2	50.0%

Total Market Technology revenues	$36	$29	24.1%	$100	$84	19.0%

Market Technology revenues increased in the third quarter and first nine months of 2009 compared with the same periods in 2008, primarily due to increased deliveries of market technology contracts in 2009. In addition, the inclusion of Market Technology revenues for the full nine-month period in 2009 compared to seven months in 2008 contributed to the increase in the first nine months of 2009. Partially offsetting these increases was an unfavorable impact from foreign exchange of $4 million for the third quarter of 2009 and $18 million for the first nine months of 2009.

Market Technology provides technology solutions for trading, clearing and settlement, and information dissemination, and also offers facility management integration and advisory services to marketplaces throughout the world.

License, support and project revenues are derived from the system solutions developed and sold by NASDAQ OMX. After we have developed and sold a system solution, the customer licenses the right to use the software. Each project involves individual adaptations to the specific requirements of the customer, such as those relating to functionality and capacity. When NASDAQ OMX provides a system solution, it undertakes to upgrade, develop and maintain the system and receives regular support revenues for this work which is recognized over the contract period. Under contract accounting, where customization and significant modifications to the software are made to meet the needs of our customers, total revenues, as well as costs incurred, are deferred until the customization and significant modifications are complete and are then recognized over the support period. In addition, license, support and project revenues also include amortization of the deferred revenue related to our contribution of technology licenses to NASDAQ Dubai. See “The combination with OMX AB and strategic partnership with Borse Dubai Limited,” of Note 4, “Acquisitions and Strategic Initiatives,” to the condensed consolidated financial statements for further discussion of our NASDAQ Dubai transaction.

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

Expenses

Operating Expenses

The following table shows our operating expenses:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2009	2008		2009	2008
	(in millions)			(in millions)
Compensation and benefits	$99	$106	(6.6)%	$302	$294	2.7%
Marketing and advertising	3	7	(57.1)%	7	13	(46.2)%
Depreciation and amortization	27	28	(3.6)%	78	66	18.2%
Professional and contract services	20	17	17.6%	56	53	5.7%
Computer operations and data communications	14	16	(12.5)%	42	42	—
Occupancy	19	19	—	55	48	14.6%
Regulatory	10	7	42.9%	29	22	31.8%
Merger expenses	5	9	(44.4)%	16	16	—
General, administrative and other	21	18	16.7%	44	43	2.3%

Total operating expenses	$218	$227	(4.0)%	$629	$597	5.4%

Total operating expenses decreased $9 million in the third quarter of 2009 compared with the same period in 2008, reflecting a favorable impact from foreign exchange of $11 million, partially offset by an increase in operating expenses of $2 million. Total operating expenses increased $32 million in the first nine months of 2009 compared to the same period in 2008, reflecting an increase in operating expenses of $75 million, partially offset by a favorable impact from foreign exchange of $43 million. The increase in operating expenses of $75 million was primarily due to the inclusion of OMX’s operating expenses for the full nine-month period in 2009 compared with seven months in 2008 and the inclusion of NASDAQ OMX PHLX’s operating expenses for the full nine-month period in 2009 compared with two months in 2008. See below for further discussion.

Compensation and benefits expense decreased in the third quarter of 2009 compared with the same period in 2008, primarily due to foreign exchange, which had a favorable impact of $5 million, and a decrease in salaries due to a lower number of employees in 2009. Headcount decreased to 2,450 employees at September 30, 2009 compared with 2,624 employees at September 30, 2008 due to a reduction in staffing needs driven by successful integration efforts associated with our business combination with OMX AB and the acquisition of PHLX. Compensation and benefits expense increased in the first nine months of 2009 compared to the same period in 2008, primarily due to the inclusion of OMX’s compensation and benefits expense for the full nine-month period in 2009 compared with seven months in 2008 and the inclusion of NASDAQ OMX PHLX’s compensation and benefits expense for the full nine-month period in 2009 compared with two months in 2008, as well as increased compensation and stock based compensation as a result of other recent acquisitions. Partially offsetting the increase in compensation and benefits expense in the first nine months of 2009 was a favorable impact from foreign exchange of $20 million.

Marketing and advertising expense decreased in the third quarter and first nine months of 2009 compared with the same periods in 2008 primarily due to a reduction in media production and advertising in 2009.

Depreciation and amortization expense decreased slightly in the third quarter of 2009 compared with the same period in 2008. An increase in amortization expense on acquisition-related intangible assets was offset by a favorable impact from foreign exchange. Depreciation and amortization expense increased in the first nine months of 2009 compared with the same period in 2008, primarily due to the inclusion of NASDAQ OMX PHLX’s depreciation and amortization expense for the full nine-month period in 2009 compared with two months in 2008 and the inclusion of OMX’s depreciation and amortization expense for the full nine-month period in 2009 compared with seven months in 2008, partially offset by a favorable impact from foreign exchange of $6 million.

Professional and contract services expense increased in the third quarter and first nine months of 2009 compared with the same periods in 2008, primarily due to expenses for consulting work performed on system upgrades. In addition, the inclusion of OMX’s professional and contract services expense for the full nine-month period in 2009 compared with seven months in 2008 and the inclusion of NASDAQ OMX PHLX’s professional and contract services expense for the full nine-month period in 2009 compared with two months in 2008 contributed to the increase in the first nine months of 2009. Partially offsetting these increases was foreign exchange, which had a favorable impact of $1 million for the third quarter of 2009 and $4 million for the first nine months of 2009.

Computer operations and data communications expense decreased in the third quarter of 2009 compared with the same period in 2008, primarily due to a decrease in OMX’s computer operations and data communications expense due to realized synergies and foreign exchange, which had a favorable impact of $1 million. Computer operations and data communications expense remained flat in the first nine months of 2009 compared with the same period in 2008. An increase due to the inclusion of OMX’s computer operations and data communications expense for the full nine-month period in 2009 compared with seven months in 2008 was offset by a favorable impact from foreign exchange.

Occupancy expense remained flat in the third quarter of 2009 compared with the same period in 2008 and increased in the first nine months of 2009 compared with the same period in 2008. The increase in the first nine months of 2009 was primarily due to the inclusion of NASDAQ OMX PHLX’s occupancy expense for the full nine-month period in 2009 compared with two months in 2008 and an increase in co-location rent in 2009. Partially offsetting this increase was foreign exchange, which had a favorable impact of $3 million for the first nine months of 2009.

Regulatory expense increased in the third quarter and first nine months of 2009 compared with the same periods in 2008 primarily due to new regulatory fees from FINRA and an expansion of regulatory services to new markets. FINRA provides regulatory services, including the regulation of trading activity and surveillance and investigative functions, to The NASDAQ Stock Market, The NASDAQ Options Market and, as of March 2009, the markets operated or regulated by NASDAQ OMX BX.

Merger expenses were $5 million in the third quarter of 2009 and $16 million for the first nine months of 2009 compared with $9 million for the third quarter of 2008 and $16 million for the first nine months of 2008. Merger expenses in the third quarter of 2009 primarily related to the expected resolution of sales and use tax exposures which existed on previous acquisitions. In addition to the sales and use tax recorded in the third quarter of 2009, merger costs for the first nine months of 2009, as well as the third quarter and first nine months of 2008, are directly attributable to the business combination with OMX AB and the acquisition of PHLX, but do not qualify as purchase accounting adjustments. The costs primarily include consulting and legal costs related to our integration of OMX AB and PHLX.

General, administrative and other expense increased in the third quarter and first nine months of 2009 compared with the same periods in 2008, primarily due to asset retirements of $10 million in the third quarter of 2009 related to obsolete technology assets. The increase in the third quarter of 2009 was partially offset by a decrease in the provision for bad debts due to improved collection results as well as foreign exchange, which had a favorable impact of $2 million. The increase in the first nine months of 2009 was also due to the inclusion of OMX’s general, administrative and other expense for the full nine-month period in 2009 compared with seven months in 2008, partially offset by foreign exchange which had a favorable impact of $7 million and the recognition of pre-tax gains of $4 million on the early extinguishment of debt, net of debt issuance and other costs. See “Early Extinguishment of Debt,” of Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion of the early extinguishment of debt.

Non-operating Income and Expenses

The following table presents our non-operating income and expenses:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2009	2008		2009	2008
	(in millions)			(in millions)
Interest income	$3	$9	(66.7)%	$10	$28	(64.3)%
Interest expense	(26)	(29)	(10.3)%	(77)	(63)	22.2%

Net interest expense	(23)	(20)	15.0%	(67)	(35)	91.4%
Dividend and investment income	1	2	(50.0)%	2	5	(60.0)%
Loss on sale of investment security	—	—	—	(5)	—	#
Income (loss) from unconsolidated investees, net	—	—	—	(20)	27	#
Debt conversion expense	(25)	—	#	(25)	—	#
Asset impairment charges	—	(7)	#	—	(7)	#
Loss on foreign currency contracts, net	—	(51)	#	—	(11)	#

Total non-operating income and (expenses)	$(47)	$(76)	38.2%	$(115)	$(21)	#

#	Denotes a variance greater than or equal to 100.0%.

Interest Income

Interest income decreased in the third quarter and first nine months of 2009 compared with the same periods in 2008, primarily due to lower interest rates and a lower average cash balance compared with the same periods in 2008.

Interest Expense

Interest expense decreased in the third quarter of 2009 and increased in the first nine months of 2009 compared with the same periods in 2008. The decrease in the third quarter of 2009 was primarily due to a decrease in our outstanding debt obligations due to principal debt payments made in 2009. The increase in the first nine months of 2009 primarily reflects a full nine-month period of interest expense in 2009 on our outstanding debt obligations related to the OMX AB business combination compared with seven months of interest expense in 2008 and additional interest expense due to our increased outstanding debt obligations as a result of the acquisitions of PHLX and certain businesses of Nord Pool that were completed in the second half of 2008.

Dividend and Investment Income

Dividend and investment income decreased in the third quarter and first nine months of 2009 compared with the same periods in 2008 primarily due to a decrease in the dividend per share received from our available-for-sale investment in Oslo.

Loss on Sale of Investment Security

In connection with our business combination with OMX AB, we acquired a long-term available-for-sale investment in Oslo. During the second quarter of 2009, we made a strategic decision to sell this investment demonstrating our intent to no longer hold this investment and recorded a $5 million loss, which is net of costs directly related to the sale, primarily broker fees.

Income (Loss) from Unconsolidated Investees, net

The net loss in the first nine months of 2009 of $20 million was primarily due to a $19 million loss recorded in May 2009 related to the sale of our 25.25% share capital in Orc. The net income in the first nine months of 2008 of $27 million primarily related to the NASDAQ Dubai transaction. We contributed intangible assets and $50 million in cash to NASDAQ Dubai in exchange for a 33 1/ 3% equity ownership in NASDAQ Dubai. One of the intangible assets contributed was the Nasdaq trade name, which had a zero carrying value on Nasdaq’s books and records prior to the transfer. As a result, we recognized a $26 million gain for the difference between Nasdaq’s carrying value and the fair value of the contributed asset on this non-monetary exchange.

Debt Conversion Expense

In the third quarter of 2009, we recorded debt conversion expense of $25 million related to an inducement for conversion of most of the 3.75% convertible notes into common stock. The $25 million expense included a cash inducement of $9 million, the present value of the series A convertible preferred stock issued of $15 million, and debt issuance and other costs of $1 million. See “Conversion of 3.75% Convertible Notes,” of Note 8, “Debt Obligations,” and Note 17, “Series A Convertible Preferred Stock,” to the condensed consolidated financial statements for further discussion.

Asset Impairment Charges

In the third quarter of 2008, we recorded a non-cash impairment loss of $7 million from the write-down of finite-lived intangible assets, primarily related to our insurance agency business. See Note 5, “Goodwill and Purchased Intangible Assets,” to the condensed consolidated financial statements for further discussion.

Loss on Foreign Currency Contracts, net

In the third quarter of 2008, we recorded a loss of $51 million primarily related to losses on a forward contract entered into to hedge the NOK cash payment for the Nord Pool acquisition ($45 million) and losses on forward currency contracts used to economically hedge our Market Technology contracted revenue streams ($6 million). In the first nine months of 2008, we recorded a net loss of $11 million which relates to losses on a forward contract entered into to hedge the NOK cash payment for the Nord Pool acquisition ($39 million), net gains on forward and option contracts entered into to hedge the foreign currency exposure on our business combination with OMX AB ($27 million) and gains on forward currency contracts used to economically hedge our Market Technology contracted revenue streams ($1 million). See “Derivatives Not Designated as Hedges,” of Note 14, “Derivative Financial Instruments and Hedging Activities,” to the condensed consolidated financial statements for further discussion.

Income Taxes

NASDAQ OMX’s income tax provision was $25 million in the third quarter of 2009 and $119 million in the first nine months of 2009 compared with $38 million in the third quarter of 2008 and $159 million in the first nine months of 2008. The overall effective tax rate was approximately 30% in the third quarter of 2009 and approximately 40% in the third quarter of 2008. The overall effective tax rate was approximately 35% in the first nine months of 2009 and approximately 36% in the first nine months of 2008. The lower effective tax rate in the third quarter of 2009 is primarily due to reductions in 2008 U.S. tax liabilities based on recent tax return filings, reductions in U.S. tax liabilities for years which are no longer subject to examination, as well as reductions in current year taxes in jurisdictions outside the U.S. Offsetting these decreases is the debt conversion expense, which is not deductible for U.S. tax purposes.

The effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of earnings and losses. These same and other factors, including history of pre-tax earnings and losses, are taken into account in assessing the ability to realize deferred tax assets.

As previously discussed, we adopted ASC 470.20 on January 1, 2009 and have adjusted all periods presented to reflect the tax impact on the incremental interest expense, which resulted in a change in tax expense and current and non-current deferred tax liabilities. See “ASC Topic 470.20,” of Note 3, “Recent Accounting Pronouncements” and “Adoption of ASC 470.20,” of “2.50% Convertible Senior Notes,” of Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion.

In order to recognize and measure our unrecognized tax benefits, management determines whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the recognition thresholds, the position is measured to determine the amount of benefit to be recognized in the condensed consolidated financial statements. Interest and/or penalties related to income tax matters are recognized in income tax expense.

NASDAQ OMX and its eligible subsidiaries file a consolidated U.S. federal income tax return, applicable state and local income tax returns, and non-U.S. income tax returns. Federal income tax returns for years 2006-2008 are subject to examination by the Internal Revenue Service. Several state tax returns are currently under examination by the respective tax authorities for years 1996-1998 and 2000-2006 and we are subject to examination for 2007 and 2008. Non-U.S. tax returns are subject to review by the respective tax authorities for years 2002-2008. We anticipate that the amount of unrecognized tax benefits at September 30, 2009 will significantly decrease in the next twelve months as we expect to settle certain tax audits. The final outcome of such audits cannot yet be determined. We anticipate that such adjustments would not have a material impact on our condensed consolidated financial position or results of operations.

In June 2009, NASDAQ OMX filed an application for an advance tax ruling with the Swedish Tax Council for Advanced Tax Rulings. The application was filed to confirm whether certain interest expense is deductible for Swedish tax purposes under legislation that became effective on January 1, 2009. We expect to receive a favorable response from the Swedish Tax Council for Advance Tax Rulings by the end of the first quarter of 2010. We recorded the Swedish tax benefit as described above in our condensed consolidated financial statements. In the third quarter of 2009, we recorded a tax benefit of $5 million. For the first nine months of 2009, we recorded a tax benefit of $14 million. We expect to record recurring quarterly tax benefits of $4 million to $5 million with respect to this issue for the foreseeable future.

Liquidity and Capital Resources

Global market and economic conditions appear to have rebounded from adverse levels experienced earlier this year, and this recovery has reinvigorated financial markets. Many lenders and institutional investors have reestablished their lending practices and are now able to provide increased funding to borrowers, which has resulted in improved access to credit and positive liquidity growth. Our cost and availability of funding remain healthy and we expect to be positively impacted by continued improvements in the credit markets.

We require cash to pay our operating expenses, make capital expenditures and service our debt and other long-term liabilities. Our principal source of funds is cash from our operations. In addition, we have obtained funds by selling our common stock in the capital markets. In order to finance our business combination with OMX AB, our acquisition of PHLX and the Nord Pool transaction, we incurred additional debt and issued shares of our common stock. See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion of our debt obligations.

In the near term, we expect that our operations will provide sufficient cash to fund our operating expenses, capital expenditures and interest payments on our debt. As of September 30, 2009, our cash and cash equivalents of $311 million were primarily invested in money market funds. In the long-term, we may use both internally generated funds and external sources to satisfy our debt and other long-term liabilities.

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

Cash and Cash Equivalents and Changes in Cash Flows

Cash and cash equivalents include cash in banks and all non-restricted highly liquid investments with original maturities of three months or less at the time of purchase. Restricted cash, which was $155 million as of September 30, 2009 and $141 million as of December 31, 2008, is not available for general use by us due to regulatory and other requirements and is classified as restricted cash in the Condensed Consolidated Balance Sheets. Non-current restricted cash, which was $50 million at both September 30, 2009 and December 31, 2008, relates to a deposit to the guarantee fund of IDCG and is classified as non-current restricted cash in the Condensed Consolidated Balance Sheets.

The following tables summarize our cash and cash equivalents and changes in cash flows:

	September 30, 2009	December 31, 2008	Percentage Change
	(in millions)
Cash and cash equivalents (1)	$311	$374	(16.8)%

(1)	Cash and cash equivalents exclude restricted cash which is not available for general use by us due to regulatory and other requirements.

	Nine Months Ended September 30,		Percentage Change
	2009	2008
	(in millions)
Cash provided by (used in) operating activities	$228	$(189)		#
Cash provided by (used in) investing activities	11	(2,783)		#
Cash provided by (used in) financing activities	(332)	2,046		#
Effect of exchange rate changes on cash and cash equivalents	30	(17)		#

#	Denotes a variance greater than 100.0%.

Cash and cash equivalents. Cash and cash equivalents decreased $63 million from December 31, 2008 primarily due to payments of outstanding debt obligations, purchases of trading securities and decreases in other accrued liabilities. These decreases were partially offset by proceeds from sales of investments, collections of Global Listing Services’ annual billings and other positive cash flows from operating activities.

Changes in Cash Flows

Cash provided by (used in) operating activities. The following items impacted our cash provided by operating activities for the nine months ended September 30, 2009:

•	Net income attributable to NASDAQ OMX of $223 million, plus:

•

Non-cash items of $170 million comprised primarily of depreciation and amortization of $78 million, share-based compensation of $25 million, loss from unconsolidated investees, net of $20 million, debt conversion expense of $25 million, asset retirements and impairment charges of $11 million and accretion of 2.50% convertible senior notes of $10 million.

•	Increase in deferred revenue of $33 million mainly due to Global Listing Services’ annual billings.

•	Partially offset by a:

•	Decrease in other accrued liabilities of $73 million primarily due to decreases in accrued taxes as a result of payments made.

•	Decrease in accrued personnel costs of $51 million primarily due to payment of 2008 incentive compensation in the first quarter of 2009, partially offset by the 2009 accrual.

•	Increase in receivables, net of $40 million primarily due to an increase in income tax receivable, reflecting quarterly estimates paid in excess of the current liability owed.

During the nine months ended September 30, 2008, the following items impacted our cash used in operating activities:

•	Net income attributable to NASDAQ OMX of $279 million, plus:

•	Increase in deferred revenue of $34 million mainly due to Global Listing Services’ annual billings.

•

Increase in accounts payable and accrued expenses of $27 million primarily due to additional rebates payable as a result of increases in market share, as well as an increase in interest payable on our Credit Facilities.

•

Non-cash items of $12 million comprised primarily of depreciation and amortization of $66 million, share-based compensation of $18 million, loss on foreign currency contracts, net of $11 million and accretion of 2.50% convertible senior notes of $8 million, partially offset by deferred taxes, net of $65 million and income from unconsolidated investees, net of $27 million.

•	Partially offset by a:

•	Decrease in other assets of $412 million primarily due to the increase in the restricted cash balance as of September 30, 2008 primarily related to our acquisition of certain businesses of Nord Pool.

•	Decrease in Section 31 fees payable to SEC of $89 million mainly due to payments made in March and September 2008 representing fees collected from September 2007 to August 2008.

•	Decrease in accrued personnel costs of $47 million primarily due to the payment of 2007 employee incentive compensation.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, accounts receivable collections, share-based compensation and the timing and amount of other payments that we make.

Cash provided by (used in) investing activities. Cash provided by investing activities for the nine months ended September 30, 2009 is primarily due to cash received from sales and redemptions of trading securities and our available-for-sale investment in Oslo, as well as cash received from the sale of our 25.25% equity method investment in Orc. Partially offsetting cash received, was cash used in connection with the purchase of trading securities, as well as purchases of property and equipment. In the first nine months of 2008, cash used in investing activities primarily related to our business combination with OMX AB and acquisitions of PHLX and BSX, net of cash acquired, as well as the acquisition of 33 1/3% of the equity of NASDAQ Dubai and the equity interest in Agora-X, for total cash paid of $2,732 million.

Cash provided by (used in) financing activities. Cash used in financing activities in the first nine months of 2009 consisted of $225 million in principal payments made on our Term Loan Facility and a $71 million payment to repay in full the vendor note issued to the previous owners of Nord Pool in connection with the acquisition of certain businesses of Nord Pool. In addition, we repurchased $47 million principal amount of our 2.50% convertible senior notes for a cash payment of $40 million and recognized a pre-tax gain of $4 million, net of debt issuance and other costs, and made a $4 million payment on our other credit facilities in the first nine months of 2009. We also made a $9 million payment in connection with an inducement for the conversion of our 3.75% convertible notes. For further discussion of the $9 million inducement payment, see Note 8, “Debt Obligations,” and Note 17, “Series A Convertible Preferred Stock.” In the first nine months of 2008, cash provided by financing activities consisted of the proceeds from the issuance of $475 million aggregate principal amount of 2.50% convertible senior notes and $2,000 million in senior secured indebtedness under our Credit Facilities. See “Credit Facilities” below for further discussion. The 2008 proceeds from the 2.50% convertible senior notes and new credit facilities were partially offset by the refinancing of $353 million of OMX AB outstanding debt obligations at the time of the business combination. In addition, we made a $37 million principal payment in the third quarter of 2008 on our Term Loan Facility.

Capital Resources and Working Capital

Working capital (calculated as current assets less current liabilities) was $541 million at September 30, 2009, compared with $351 million at December 31, 2008, an increase of $190 million, or 54.1%. We have historically been able to generate sufficient funds from operations to meet working capital requirements. At September 30, 2009, we had total contractual debt obligations of $2,146 million, of which $169 million is due within one year. See below for further discussion.

3.75% Convertible Notes due 2012

In September 2009, most of the holders of our outstanding 3.75% convertible notes agreed to convert their remaining outstanding notes into common stock in accordance with the terms of the notes, which resulted in the issuance of an aggregate of 8,246,680 shares of our common stock. See “Conversion of 3.75 Convertible Notes,” of Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion.

2.50% Convertible Senior Notes due 2013

In the first quarter of 2008, in connection with the business combination with OMX AB, we completed the offering of $475 million aggregate principal amount of 2.50% convertible senior notes due 2013. In 2009, we repurchased $47 million principal amount of the notes for a cash payment of $40 million. For the first nine months of 2009, we recognized a pre-tax gain on the early extinguishment of debt of $4 million, net of debt issuance and other costs of $0.8 million. These gains were recorded in general, administrative and other expense in the Condensed Consolidated Statements of Income. The aggregate principal amount outstanding on these notes as of December 31, 2008 was $475 million. As a result of the repurchase, the remaining aggregate principal amount outstanding on these notes as of September 30, 2009 was $428 million. It is our intent and policy to settle the principal amount of the notes in cash and we are permitted to settle the conversion premium in shares of our common stock or cash.

Credit Facilities

In the first quarter of 2008, we entered into the Credit Facilities to finance the business combination with OMX AB, the acquisition of PHLX and the Nord Pool transaction. The Credit Facilities provide for up to $2,075 million of debt financing, which includes (i) a five-year, $2,000 million senior secured term loan facility which consists of (a) a $1,050 million term loan facility allocated to the OMX AB business combination, (b) a $650 million term loan facility allocated to our acquisition of PHLX and (c) a $300 million term loan facility allocated to fund the Nord Pool transaction and (ii) a five-year, $75 million senior secured revolving credit facility. At September 30, 2009 and December 31, 2008, the revolving credit facility was unused. Total debt obligations outstanding under the Credit Facilities were $1,700 million at September 30, 2009 and $1,925 million at December 31, 2008.

Under the provisions of our Credit Facilities, we are required to maintain approximately 30% of our debt structure on a fixed rate basis for two years from the date of the credit agreement. As such, in August 2008, we entered into interest rate swap agreements that effectively converted $200 million of funds borrowed under our Credit Facilities, which is floating rate debt, to a fixed rate basis through August 2011. The interest rate swap was fixed to a base rate of 3.73% plus the current credit spread of 200 basis points as of September 30, 2009. The credit spread (not to exceed 200 basis points) is subject to change based upon the leverage ratio in accordance with the Credit Facilities. See “Cash Flow Hedges,” of Note 14, “Derivative Financial Instruments and Hedging Activities,” to the condensed consolidated financial statements for further discussion.

We have other credit facilities related to our clearinghouses in order to meet liquidity and regulatory requirements. These credit facilities, which are available in multiple currencies, primarily Swedish Krona and U.S. dollar, totaled $538 million ($260 million which is available to be pledged as collateral and $278 million to satisfy regulatory requirements), of which $0.1 million was drawn at September 30, 2009. At December 31, 2008, these facilities totaled $246 million, of which $4 million was drawn. Amounts drawn were included in other accrued liabilities in the Condensed Consolidated Balance Sheets.

At September 30, 2009, we were in compliance with the covenants of all of our debt obligations.

See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion of our 3.75% convertible notes, 2.50% convertible senior notes and Credit Facilities.

Broker-Dealer Net Capital Requirements

Our broker-dealer subsidiaries, Nasdaq Execution Services and NASDAQ Options Services, are subject to regulatory requirements intended to ensure their general financial soundness and liquidity, which require that they comply with minimum capital requirements. At September 30, 2009, Nasdaq Execution Services was required to maintain minimum net capital of $0.3 million and had total net capital of approximately $8.3 million, or $8.0 million in excess of the minimum amount required. At September 30, 2009, NASDAQ Options Services was also required to maintain minimum net capital of $0.3 million and had total net capital of approximately $4.4 million, or $4.1 million in excess of the minimum amount required.

Other Capital Requirements

NASDAQ Options Services is also required to maintain a $2 million minimum level of net capital under our clearing arrangement with The Options Clearing Corporation, or OCC.

Derivative Clearing Operations Regulatory Capital Requirements

We are required to maintain minimum levels of regulatory capital for our clearing operations for NASDAQ OMX Stockholm, NASDAQ OMX Commodities and IDCG. The level of regulatory capital required to be maintained is dependent upon many factors, including market conditions and creditworthiness of the counterparty. At September 30, 2009, we were required to maintain regulatory capital of $307 million which is comprised of:

•	$117 million of restricted cash;

•	$50 million of non-current restricted cash; and

•

$140 million primarily in Swedish government debt securities. These securities are included in financial investments, at fair value in the Condensed Consolidated Balance Sheets as of September 30, 2009.

In addition, we have available credit facilities of $278 million which can be utilized to satisfy our regulatory capital requirements.

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

Contractual Obligations and Contingent Commitments

NASDAQ OMX has contractual obligations to make future payments under debt obligations by contract maturity, minimum rental commitments under non-cancelable operating leases, net and other obligations. The following table shows these contractual obligations:

	Payments Due by Period
Contractual Obligations	Total	Remainder of 2009	2010-2011	2012-2013	2014-thereafter
	(in millions)
Debt obligations by contract maturity (See Note 8, “Debt Obligations”)(1)	$2,295	$12	$979	$1,284	$20
Minimum rental commitments under non-cancelable operating leases, net	595	16	163	112	304
Other obligations	15	2	13	—	—

Total	$2,905	$30	$1,155	$1,396	$324

(1)

Our debt obligations include both principal and interest obligations. The interest on our Credit Facilities reflects the net interest payment after consideration of interest rate swap agreements that effectively converted $200 million of our Credit Facility to fixed rate debt. See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion. A weighted-average interest rate of 2.69% at September 30, 2009 was used to compute the amount of the contractual obligations for interest on our Credit Facilities. The 2.50% convertible senior notes contractual obligation for interest was calculated on a 360 day basis at the contractual fixed rate of 2.50% multiplied by the aggregate principal amount of $428 million at September 30, 2009.

Off-Balance Sheet Arrangements

Brokerage Activities

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

Guarantees Issued, Credit Facilities Available and Collateral Received for Clearing Operations

Through our clearing operations in the derivative markets of NASDAQ OMX Commodities, NASDAQ OMX Stockholm and IDCG, we are the legal counterparty for each derivative position traded and thereby guarantee the fulfillment of each contract. We are required to pledge collateral for commitments with other clearinghouses. The amount of these commitments is calculated on the gross exposure between the clearinghouses. As collateral for these obligations, we have obtained financial guarantees and credit facilities which are guaranteed by us through counter indemnities. At September 30, 2009, financial guarantees pledged as collateral totaled $482 million. Credit facilities available to be pledged as collateral totaled $260 million, of which million $0.1 million was utilized as of September 30, 2009.

In addition, we obtained credit facilities to satisfy regulatory requirements totaling $278 million, none of which has been utilized as of September 30, 2009.

We require our customers to pledge collateral and meet certain minimum financial standards to mitigate the risk if they become unable to satisfy their obligations. At September 30, 2009, total customer pledged collateral with NASDAQ OMX Commodities and NASDAQ OMX Stockholm was $6.6 billion. This pledged collateral is held by a custodian bank. Since these funds are not held by NASDAQ OMX Commodities and NASDAQ OMX Stockholm and they are not available for our use, we do not receive any interest income on these funds. Customer pledged cash collateral held by IDCG was $3 million at September 30, 2009 and is included in restricted cash with an offsetting liability included in other accrued liabilities in the Condensed Consolidated Balance Sheets, as the risks and rewards of collateral ownership, including interest, belongs to IDCG. Non-cash margin and guaranty fund deposits pledged to IDCG are not reflected in the Condensed Consolidated Balance Sheets as IDCG does not take legal ownership.

We believe that the potential for us to be required to make payments under these arrangements is mitigated through the pledged collateral, our risk management policies and, in the case of NASDAQ OMX Commodities, a default insurance policy. Accordingly, no contingent liability is recorded in the Condensed Consolidated Balance Sheets for these arrangements.

Other Guarantees

We have provided other guarantees as of September 30, 2009 of $31 million, primarily related to obligations for our rental and leasing contracts. In addition, for certain Market Technology contracts, we have performance guarantees of $10 million related to the delivery of software technology and support services. We have received financial guarantees from various financial institutions to support these guarantees.

Review for Potential Goodwill Impairment

Goodwill is measured as the excess of the cost of an acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. Total goodwill recorded on our condensed consolidated balance sheet as of September 30, 2009 was $4,922 million and was allocated to our business segments as follows: Market Services $4,540 million; Issuer Services $280 million; and Market Technology $102 million. We perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances for each reporting period. The date of the last impairment test was during the fourth quarter of 2008. We considered the need to update our 2008 annual goodwill impairment test as of September 30, 2009 and concluded that none of the impairment indicators triggered a revised impairment analysis. As such, we believe the assumptions used during the year end assessment remained appropriate.

Although there was no impairment of goodwill as of September 30, 2009, continued economic weakness and unexpected significant declines in operating results may place the Market Services segment at risk for possible impairment in future periods. The results of the 2008 annual goodwill impairment test indicated that the Market Services segment was not impaired as the fair value exceeded its carrying value by 12.7%. We used a combination of the income approach and the market approach for valuing the Market Services segment. The income approach for the Market Services segment was based on discounted cash flows and growth rates through 2012, followed by a long-term growth rate subsequent to 2012. We believe the key valuation assumptions used during the year end assessment remain appropriate. The market approach was based on similar public company multiples to calculate the fair value of the Market Services segment.

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

Interest Rate Risk

The majority of our financial assets and liabilities are based on floating rates and fixed rates with an outstanding maturity or reset date falling in less than one year. The following table summarizes our significant exposure to interest rate risk as of September 30, 2009:

	Financial Assets	Financial Liabilities(2)	Negative impact of a 100 bp adverse shift in interest rate(3)
	(in millions)
Floating rate positions(1)	$594	$1,500	$16
Fixed rate positions(4) (5)	187	646	1

Total	$781	$2,146	$17

(1)	Includes floating rate and fixed interest rates with a maturity or reset date due within 12 months.
(2)	Represents total contractual debt obligations.
(3)	Annualized impact of a 100 basis point parallel adverse shift in the yield curve.
(4)

Financial assets primarily consist of our Swedish government debt securities, which are classified as trading investment securities, with an average duration of 2.78 years. See Note 13, “Fair Value of Financial Instruments,” to the condensed consolidated financial statements for further discussion.

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

We are exposed to cash flow risk on floating rate positions. When interest rates on financial assets of floating rate positions decrease, net interest income decreases. When interest rates on financial liabilities of floating rate positions increase, net interest income decreases. Based on September 30, 2009 positions, each 1.0% change in interest rates on our net floating rate positions would impact annual pre-tax income by $16 million in total as reflected in the table above.

We are exposed to price risk on our fixed rate financial investments which total $187 million. At September 30, 2009, these fixed rate positions have an average outstanding maturity or reset date falling in more than one year. A shift of 1.0% of the interest rate curve would in aggregate impact the fair value of these positions by approximately $1 million. The average duration of the portfolio was 2.78 years. The net effect of such a yield curve shift, taking into account the change in fair value and the increase in interest income, would impact annual pre-tax income negatively by $0.4 million.

Foreign Currency Exchange Risk

As an international company, we are subject to currency translation risk. For the three months ended September 30, 2009, approximately 36% of our revenues less liquidity rebates, brokerage, clearance and exchange fees and 24% of our operating income are derived in currencies other than the U.S. dollar, primarily the Swedish Krona and Euro. For the nine months ended September 30, 2009, approximately 34% of our revenues less liquidity rebates, brokerage, clearance and exchange fees and 23% of our operating income are derived in currencies other than the U.S. dollar, primarily the Swedish Krona and Euro.

Our primary exposure to foreign denominated revenues less liquidity rebates, brokerage, clearance and exchange fees and operating income for the third quarter of 2009 is presented in the following table:

	Swedish Krona	Euro	Other Foreign Currencies
	(in millions, except currency rate)
Average foreign currency rate to the U.S. dollar in the third quarter of 2009	0.1376	1.4305	#
Percentage of revenues less liquidity rebates, brokerage, clearance and exchange fees	21%	5%	10%
Percentage of operating income	10%	7%	7%
Impact of a 10% adverse currency fluctuation on revenues less liquidity rebates, brokerage, clearance and exchange fees	$(7)	$(2)	$(4)
Impact of a 10% adverse currency fluctuation on operating income	$(1)	$(1)	$(1)

#	Represents multiple foreign currency rates.

Our primary exposure to foreign denominated revenues less liquidity rebates, brokerage, clearance and exchange fees and operating income for the nine months ended September 30, 2009 is presented in the following table:

	Swedish Krona	Euro	Other Foreign Currencies
	(in millions, except currency rate)
Average foreign currency rate to the U.S. dollar in first nine months of 2009	0.1278	1.3664	#
Percentage of revenues less liquidity rebates, brokerage, clearance and exchange fees	20%	4%	10%
Percentage of operating income	12%	7%	4%
Impact of a 10% adverse currency fluctuation on revenues less liquidity rebates, brokerage, clearance and exchange fees	$(22)	$(5)	$(10)
Impact of a 10% adverse currency fluctuation on operating income	$(6)	$(3)	$(2)

#	Represents multiple foreign currency rates.

Equity Risk

Our investments in foreign subsidiaries are exposed to volatility in currency exchange rates through translation of the foreign subsidiaries’ net assets or equity to U.S. dollars. Our primary exposure to this equity risk as of September 30, 2009 is presented by foreign currency in the following table:

	Net Investment	Impact on Consolidated Equity of a 10% Decrease in Foreign Currency
	(millions of dollars)
Swedish Krona	$295	$30
Euro	183	18
Norwegian Krone	127	13
Danish Krone	93	9

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

Through our clearing operations in the derivative markets with NASDAQ OMX Commodities, NASDAQ OMX Stockholm and IDCG, we are the legal counterparty for each derivative position traded and thereby guarantee the fulfillment of each contract. We are required to pledge collateral for commitments with other clearinghouses. The amount of these commitments is calculated on the gross exposure between the clearinghouses. As collateral for these obligations, we have obtained financial guarantees and credit facilities which are guaranteed by us through counter indemnities. At September 30, 2009, financial guarantees pledged as collateral totaled $482 million and available credit facilities totaled $260 million, of which $0.1 million was utilized. In addition, we obtained credit facilities totaling $278 million in order to satisfy regulatory requirements, none of which has been utilized as of September 30, 2009.

We require our customers to pledge collateral and meet certain minimum financial standards to mitigate the risk if they become unable to satisfy their obligations. At September 30, 2009, total customer pledged collateral with NASDAQ OMX Commodities and NASDAQ OMX Stockholm was $6.6 billion. This pledged collateral is held by a custodian bank. Since these funds are not held by NASDAQ OMX Commodities and NASDAQ OMX Stockholm and they are not available for our use, we do not receive any interest income on these funds. Customer pledged cash collateral held by IDCG was $3 million at September 30, 2009 and is included in restricted cash with an offsetting liability included in other accrued liabilities in the Condensed Consolidated Balance Sheets, as the risks and rewards of collateral ownership, including interest, belongs to IDCG. Non-cash margin and guaranty fund deposits pledged to IDCG are not reflected in the Condensed Consolidated Balance Sheets as IDCG does not take legal ownership.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases made in the fiscal quarter ended September 30, 2009 (in whole number of shares):

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Units)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 2009	515	$20.54	—	—
August 2009	4,275	21.40	—	—
September 2009	540	21.01	—	—

Total	5,330	$21.27	—	—

The shares repurchased during the third quarter of 2009 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants.

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

The NASDAQ OMX Group, Inc.
(Registrant)

Date: November 6, 2009	By:	/S/ ROBERT GREIFELD
	Name:	Robert Greifeld
	Title:	Chief Executive Officer

Date: November 6, 2009	By:	/S/ ADENA FRIEDMAN
	Name:	Adena Friedman
	Title:	Executive Vice President and Chief Financial Officer

Index

Exhibit Number

3.2	By-Laws of The NASDAQ OMX Group, Inc. (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on August 26, 2009).

11	Statement regarding computation of per share earnings (incorporated herein by reference from Note 12 to the condensed consolidated financial statements under Part I, Item 1 of this Form 10-Q).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.