Form 10-K
period 2009-12-31
NASDAQ OMX GROUP, INC.
filed 2010-02-18
CIK 1120193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $3.0 billion (this amount represents approximately 142 million shares of The NASDAQ OMX Group, Inc.’s common stock based on the last reported sales price of $21.31 of the common stock on The NASDAQ Stock Market on such date).

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 3, 2010
Common Stock, $.01 par value per share	211,435,383 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the 2010 Annual Meeting of Stockholders	Part III

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

This Form 10-K includes market share and industry data that we obtained from industry publications and surveys, reports of governmental agencies and internal company surveys. Industry publications and surveys generally state that the information they contain has been obtained from sources believed to be reliable, but we cannot assure you that this information is accurate or complete. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Statements as to our market position are based on the most currently available market data. For market comparison purposes, The NASDAQ Stock Market data in this Form 10-K for initial public offerings, or IPOs, is based on data generated internally by us, which includes best efforts underwritings and closed-end funds; therefore, the data may not be comparable to other publicly-available IPO data. Data in this Form 10-K for secondary offerings for The NASDAQ Stock Market is based on data provided by Thomson Financial. Data in this Form 10-K for new listings of equity securities on The NASDAQ Stock Market is based on data generated internally by us, which includes best efforts underwritings and issuers that switched from other listing venues, closed-end funds and exchange traded funds, or ETFs. Data in this Form 10-K for IPOs and new listings of equities securities on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic also is based on data generated internally by us. IPOs, secondary offerings and new listings data is presented as of period end. While we are not aware of any misstatements regarding industry data presented herein, our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed in “Item 1A. Risk Factors” in this Form 10-K.

ii

Forward-Looking Statements

The U.S. Securities and Exchange Commission, or SEC, encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Annual Report on Form 10-K contains these types of statements. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words or terms of similar substance used in connection with any discussion of future operating results or financial performance identify forward-looking statements. These include, among others, statements relating to:

•	our 2010 outlook;

•	the scope, nature or impact of acquisitions, dispositions, investments or other transactional activities;

•	the integration of acquired businesses, including accounting decisions relating thereto;

•	the effective dates for, and expected benefits of, ongoing initiatives;

•	the impact of pricing changes;

•	future tax benefits;

•	the cost and availability of liquidity; and

•	the outcome of any litigation and/or government investigation to which we are a party and other contingencies.

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

•

our ability to successfully integrate acquired businesses, including the fact that such integration may be more difficult, time consuming or costly than expected, and our ability to realize synergies from business combinations and acquisitions;

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

In the U.S., we operate The NASDAQ Stock Market, a registered national securities exchange. The NASDAQ Stock Market is the largest cash equities securities market in the U.S. in terms of listed companies and in the world in terms of share value traded. As of December 31, 2009, The NASDAQ Stock Market was home to 2,852 listed companies with a combined market capitalization of approximately $4 trillion. In addition, in the U.S. we operate a second cash equities trading market, two options markets, a futures market and a derivatives clearinghouse.

In Europe, we operate exchanges in Stockholm (Sweden), Copenhagen (Denmark), Helsinki (Finland), and Iceland as NASDAQ OMX Nordic and exchanges in Tallinn (Estonia), Riga (Latvia) and Vilnius (Lithuania) as NASDAQ OMX Baltic. In addition, we operate NASDAQ OMX Europe, a marketplace for pan-European blue chip trading based in the United Kingdom, NASDAQ OMX Commodities, an offering for trading and clearing commodities based in Norway, and NASDAQ OMX Armenia. In some of the countries where we operate exchanges, we also provide clearing, settlement and depository services.

Collectively, the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic offer trading in cash equities, bonds, structured products and ETFs, as well as trading and clearing of derivatives. Our Nordic and Baltic operations also offer alternative marketplaces for smaller companies called NASDAQ OMX First North. As of December 31, 2009, the exchanges within NASDAQ OMX Nordic and NASDAQ OMX Baltic were home to 797 listed companies with a combined market capitalization of approximately $874 billion.

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

On February 27, 2008, Nasdaq and OMX AB combined their businesses pursuant to an agreement with Borse Dubai Limited, a Dubai company, or Borse Dubai, and Nasdaq was renamed The NASDAQ OMX Group, Inc. Concurrently with the business combination with OMX AB, we also acquired a 33 1/3% equity stake in NASDAQ Dubai Limited, or NASDAQ Dubai. In December 2009, we agreed to participate in the realignment of the ownership structure of NASDAQ Dubai. As part of this realignment, NASDAQ Dubai will become a wholly-owned subsidiary of Dubai Financial Market PJSC, or DFM, a publicly traded company controlled by Borse Dubai. NASDAQ OMX will receive a 1% equity interest in DFM in exchange for our equity interest in NASDAQ Dubai.

In July 2008, we completed our acquisition of the Philadelphia Stock Exchange, Inc., or PHLX, expanding our presence in the derivatives market. PHLX, renamed NASDAQ OMX PHLX, Inc., operates as a distinct market alongside The NASDAQ Options Market, our options platform that was launched in March 2008. We closed the acquisition of the Boston Stock Exchange, Incorporated, or BSX, in August 2008. We used the BSX license to create a second U.S. cash equities market, called NASDAQ OMX BX, which was launched in January 2009. In October 2008, we acquired Nord Pool ASA’s, or Nord Pool’s, clearing, international derivatives and consulting subsidiaries. As a result of the acquisition, we launched NASDAQ OMX Commodities, which offers energy and carbon derivatives products.

In December 2008, we acquired a majority interest in the International Derivatives Clearing Group, or IDCG, and IDCG became an independently operated subsidiary of NASDAQ OMX. IDCG provides central counterparty, or CCP, clearing for interest rate swap products through its clearinghouse subsidiary, International Derivatives Clearinghouse, LLC, or IDCH. In January 2009, we acquired a 22% stake in European Multilateral Clearing Facility N.V., or EMCF, a leading European clearinghouse. In addition, we signed an agreement with EMCF to use its CCP services for all Nordic transactions. In December 2009, we entered into an agreement to increase our ownership interest in Agora-X, LLC, or Agora-X, to 85% resulting in a majority stake. Agora-X has developed an electronic communications network, or ECN, for over-the-counter, or OTC, contracts in the commodities market.

Competitive Strengths

Premier global exchange company. We are a premier global exchange company that is the largest cash equities market in terms of share value traded in the world. For the twelve months ended December 31, 2009, The NASDAQ Stock Market and the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic had an average daily trading volume of 10.1 million trades in cash equities, representing a value of approximately $14.4 trillion. In addition, across our markets, we had 3,649 listings representing 44 countries as of December 31, 2009. We have many of the world’s largest companies listed on our marketplaces, with a leading market share of listings in the information technology, biotech and paper product industries. Our wholly-owned subsidiary The NASDAQ Stock Market continues to be the single largest liquidity pool for trading cash equities in the U.S.

Leader in global exchange technology. We believe we are the leader in global exchange technology. As the world’s first electronic stock exchange, we pioneered electronic trading and have continued to innovate over the last 30 years. Our INET platform processes trades at sub-millisecond transaction speeds with close to 100% system reliability. In addition, our platforms are highly scalable with current capacity at twice the level of daily peaks, allowing significantly higher transaction volume to be handled at low incremental cost. Furthermore, through OMX AB, we were the first exchange to offer electronic trading and integrated derivatives trading and clearing to other exchanges and today have a global technology customer base of more than 70 marketplaces in over 50 countries worldwide, including China (Hong Kong), Japan, Singapore, Australia and the U.S. Our new GENIUM® offering, based on proven INET technology, is intended to provide technology customers with the speed, scale and reliability required to meet the specific needs of their markets. We believe that we will continue to provide leading technology for the world’s competitive and demanding capital markets, which increasingly require that exchanges be able to constantly secure the best price for investors and issuers, a natural strength of our technology and electronic trading platforms.

Diversified operations and products. We have a diversified business, both in terms of geography and product offerings. The acquisitions of OMX, PHLX and BSX, the strong derivatives exchange business of our options markets, the launch of NASDAQ OMX Commodities and our investments in IDCG, EMCF and Agora-X have significantly diversified our product offerings. In addition, our pan-European market, NASDAQ OMX Europe, and our offerings in derivatives clearing and settlement further diversify our business and enhance our growth opportunities in Europe.

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

Commitment to regulatory integrity. As a global exchange company, we are subject to regulation in many jurisdictions worldwide. We are charged by regulators with maintaining fair and orderly markets for the benefit of investors, and we work to fulfill this obligation in several ways. In some instances, we have entered into agreements with independent third parties to provide regulatory oversight that is separate from our markets. In addition, we operate real-time market surveillance programs relating to trading and compliance-monitoring and enforcement programs with respect to listings on our markets. We are committed to strong and effective regulation and believe that regulatory integrity benefits investors, strengthens the NASDAQ OMX brand and attracts companies seeking to do business with us or to list securities on our markets.

Products and Services

We operate in three segments: Market Services, Issuer Services and Market Technology. Of our 2009 revenues less liquidity rebates, brokerage, clearance and exchange fees of $1,453 million, 67.0% was from our Market Services segment, 22.3% was from our Issuer Services segment, 10.0% was from our Market Technology segment and 0.7% related to other revenues. Of our 2008 revenues less liquidity rebates, brokerage, clearance and exchange fees of $1,460 million, 67.5% was from our Market Services segment, 23.5% was from our Issuer Services segment, 8.2% was from our Market Technology segment and 0.8% related to other revenues. Of our 2007 revenues less liquidity rebates, brokerage, clearance and exchange fees of $812 million, 65.0% was from our Market Services segment and 35.0% was from our Issuer Services segment.

See Note 18, “Segments,” to the consolidated financial statements for additional financial information about our segments and geographic data.

Market Services

Our Market Services segment includes our U.S. and European Transaction Services businesses, as well as our Market Data and Broker Services businesses. We offer trading on multiple exchanges and facilities across several asset classes, including equities, derivatives, debt, commodities, structured products and ETFs.

U.S. Transaction Services

In the U.S., we offer trading in equity securities, derivatives and ETFs on The NASDAQ Stock Market, The NASDAQ Options Market, NASDAQ OMX PHLX, NASDAQ OMX BX and NASDAQ OMX Futures Exchange, or NFX. Our transaction-based platforms in the U.S. provide market participants with the ability to access, process, display and integrate orders and quotes for cash equities, derivatives and ETFs. The platforms allow the routing and execution of buy and sell orders as well as the reporting of transactions for cash equity securities, derivatives and ETFs, providing fee-based revenues.

Equities Trading. The NASDAQ Stock Market is the largest single pool of liquidity for trading U.S.-listed cash equities, matching an average of approximately 21% of all U.S. equities volume for 2009.

In January 2009, we launched a second U.S. cash equities market, called NASDAQ OMX BX. With NASDAQ OMX BX, we offer a second quote within the U.S. equities marketplace, providing our customers enhanced trading choices and price flexibility. We have been able to leverage our INET trading system, which runs The NASDAQ Stock Market, to operate NASDAQ OMX BX, providing customers an additional fast and efficient cash equities market.

Our fully electronic U.S. transaction-based platform provides members with the ability to access, process, display and integrate orders and quotes in cash equities on The NASDAQ Stock Market and NASDAQ OMX BX. Market participants include market makers, broker-dealers, alternative trading systems, or ATSs, and registered securities exchanges. These services are offered for NASDAQ-listed and non-NASDAQ-listed securities. Specifically, our platform:

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

Later in 2010, we expect to launch a third U.S. cash equities market, called NASDAQ OMX PSX, pending SEC approval. This new market will utilize a price/size priority model and will run on INET technology, leveraging the speed and efficiency benefits offered throughout NASDAQ OMX globally.

Trade Reporting. All U.S. registered national securities exchanges and securities associations are required to establish a transaction reporting plan for the central collection of price and volume information concerning trades executed in those markets. Trades executed on The NASDAQ Stock Market and NASDAQ OMX BX are automatically reported under the appropriate transaction reporting plan. Currently, market participants are not charged for the reporting of most of these trades. The NASDAQ Stock Market and NASDAQ OMX BX, however, earn revenues for all of these trades in the form of shared market information revenues under the Unlisted Trading Privileges Plan, or the UTP Plan, for NASDAQ-listed securities and under the Consolidated Tape and Consolidated Quotation Plans for securities listed on the New York Stock Exchange, or NYSE, NYSE Amex and other exchanges.

Through The FINRA/NASDAQ Trade Reporting Facility, or FINRA/NASDAQ TRF, we collect reports of trades executed by broker-dealers outside of our exchanges. The FINRA/NASDAQ TRF collects trade reports as a facility of FINRA. A large percentage of these trades results from orders that broker-dealers have matched internally, or internalized, and is submitted to the FINRA/NASDAQ TRF for reporting purposes only. The FINRA/NASDAQ TRF does not charge market participants for locked in reporting of most trades, but it does earn shared market information revenues with respect to the trades. The FINRA/NASDAQ TRF also generates revenues by providing trade comparison to broker dealers by matching and locking-in the two parties to a trade that they have submitted to the FINRA/NASDAQ TRF for reporting and clearing.

In addition to trade reporting and trade comparison services, we provide clearing firms with risk management services to assist them in monitoring their exposure to their correspondent brokers.

U.S. Derivative Trading. With the acquisition of PHLX and the launch of The NASDAQ Options Market, we established our position in the U.S. marketplace for the trading of equity options, index options and currency options. The NASDAQ Options Market is designed to leverage our existing technology, customer connectivity and market structure. The acquisition of PHLX provided us with the third largest options market in the U.S. Renamed NASDAQ OMX PHLX, it operates a hybrid electronic and floor-based market as a distinct market alongside The NASDAQ Options Market. During 2009, NASDAQ OMX PHLX and The NASDAQ Options Market had an average combined market share of approximately 21% in the U.S. equity options market, consisting of approximately 18% at NASDAQ OMX PHLX and approximately 3% at The NASDAQ Options

Market. Our options trading platforms provide trading opportunities to retail investors and high frequency trading firms, who tend to prefer electronic trading, and institutional investors, who typically pursue more complex trading strategies and often prefer to trade on the floor.

In the U.S., we also operate NFX which offers trading for currency futures and other financial futures. Most futures traded on NFX clear at The Options Clearing Corporation, or OCC. In addition, NFX serves as the designated contract market for interest rate swap products that are cleared through IDCH.

Through IDCH, our majority-owned subsidiary IDCG brings a centrally-cleared solution to the largest segment of the OTC derivatives marketplace, specifically interest rate derivatives. IDCH acts as the CCP for interest rate swap futures contracts. IDCH, in conjunction with Razor Risk Technologies, utilizes NASDAQ OMX matching and clearing technology to clear and settle derivative products.

European Transaction Services

Nordics. NASDAQ OMX Nordic’s operations comprise the exchanges in Stockholm (Sweden), Copenhagen (Denmark), Helsinki (Finland), and Iceland. The exchanges offer trading for equities and bonds and trading and clearing services for derivatives. Our platform allows the exchanges to share the same trading system which enables efficient cross-border trading and settlement, cross membership and a single source for Nordic market data.

Cash trading is offered in Nordic securities such as equities and depository receipts, warrants, convertibles, rights, fund units, ETFs, bonds and other interest-related products. NASDAQ OMX Stockholm and NASDAQ OMX Copenhagen also offer trading in derivatives, such as stock options and futures, index options and futures, fixed-income options and futures and stock loans.

On NASDAQ OMX Stockholm, we offer clearing services for fixed-income options and futures, stock options and futures and index options and futures by serving as the CCP. In doing so, we guarantee the completion of the transaction and market participants can thereby limit their counterparty risk. We also act as the counterparty for certain OTC contracts. The transactions are reported electronically prior to CCP clearing and we thereby guarantee the completion of the transaction. Following the completion of a transaction, settlement takes place between parties with the exchange of the securities and funds. The transfer of ownership is registered and the securities are stored on the owner’s behalf. Settlement and registration of cash trading takes place in Sweden, Finland, Denmark and Iceland via the local central securities depositories. Beginning in October 2009, most of our equity trades on the exchanges that comprise NASDAQ OMX Nordic are centrally cleared by EMCF, a leading European clearinghouse in which we own a 22% equity stake.

In 2009, NASDAQ OMX expanded its trading offering to include equities listed in Norway and launched a new portfolio of Norwegian derivatives products. The offering is designed to provide lower trading costs and other benefits for customers seeking to trade all Nordic equity products on one platform. NASDAQ OMX became the second largest market for trading in Norwegian stocks in 2009.

Baltics. NASDAQ OMX Baltic operations comprise the exchanges in Tallinn (Estonia), Riga (Latvia) and Vilnius (Lithuania). During the fourth quarter of 2009, we acquired additional ownership stakes in NASDAQ OMX Tallinn and NASDAQ OMX Vilnius. As of December 31, 2009, NASDAQ OMX holds a 93% ownership stake in both NASDAQ OMX Tallinn and NASDAQ OMX Riga and holds a 95% ownership stake in NASDAQ OMX Vilnius. In addition, we own a majority of the central securities depositories in Estonia and Latvia, and 40% of the central securities depository in Lithuania.

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

Pan-European. NASDAQ OMX Europe is a marketplace designed for high performance trading of the most actively traded European stocks. It is the first platform to connect European liquidity pools with pan-European routing. As of December 31, 2009, NASDAQ OMX Europe traded 1,033 securities including constituents of the main European indexes, ETFs and other highly liquid securities.

Commodities Trading and Clearing. NASDAQ OMX Commodities, together with third party partner Nord Pool, provides access to the world’s largest power derivatives markets and one of Europe’s largest carbon markets. NASDAQ OMX Commodities offers international derivatives and carbon products, operates a clearing business and offers consulting services to commodities markets globally. Nord Pool is responsible for exchange operations and trading activities, including ownership of Nordic derivatives products. NASDAQ OMX Commodities and Nord Pool have 388 members from 22 countries across a wide range of energy producers and consumers, as well as financial institutions. NASDAQ OMX Commodities’ offering is designed for banks, brokers, hedge funds and other financial institutions, as well as power utilities, industrial, manufacturing and oil companies. NASDAQ OMX Commodities offers clearing services for energy derivative and carbon product contracts by serving as the CCP. In doing so, we guarantee the completion of the transaction and market participants can thereby limit their counterparty risk. We also act as the counterparty for trades on the OTC derivative market subject to our approval on a case-by-case basis. Trading on the contracts can take place up until the delivery period which can occur over a period of up to six years

In January 2010, NASDAQ OMX Commodities and Nord Pool Spot launched N2EX, a marketplace for physical UK power contracts.

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

We provide co-location services to market participants whereby firms may lease space for equipment within our data center. These participants are charged monthly fees for cabinet space, connectivity and support. We also offer our customers memberships to our multiple exchanges for an annual and monthly fee.

Market Data

We earn Market Data revenues from U.S. tape plans and U.S. and European proprietary market data products.

U.S. Tape Plans. The NASDAQ Stock Market operates as the exclusive Securities Information Processor of the UTP Plan for the collection and dissemination of best bid and offer information and last transaction information from markets that quote and trade in NASDAQ-listed securities. The NASDAQ Stock Market and NASDAQ OMX BX are participants in the UTP Plan and share in the net distribution of revenue according to the plan on the same terms as the other plan participants. In the role as the Securities Information Processor, The NASDAQ Stock Market collects and disseminates quotation and last sale information for all transactions in NASDAQ-listed securities whether traded on The NASDAQ Stock Market or other exchanges. We sell this information to market participants and to data distributors, who then provide the information to subscribers. After deducting costs associated with our role as an exclusive Securities Information Processor, as permitted under the revenue sharing provision of the UTP Plan, we distribute the tape fees to the respective UTP Plan participants, including The NASDAQ Stock Market and NASDAQ OMX BX, based on a formula required by Regulation NMS that takes into account both trading and quoting activity. In addition, all quotes and trades in NYSE- and NYSE Amex-listed securities are reported and disseminated in real time, and as such, we share in the tape fees for information on NYSE- and NYSE Amex-listed securities.

U.S. Market Data Products. Our market data products enhance transparency and provide critical information to professional and non-professional investors. We collect, process and create information and earn revenues as a distributor of our market data. We provide varying levels of quote and trade information to market participants and to data distributors, who in turn provide subscriptions for this information. Our systems enable distributors to gain direct access to our market depth, index values, mutual fund valuation, order imbalances, market sentiment and other analytical data. We earn revenues primarily based on the number of data subscribers and distributors of our data.

We distribute this proprietary market information to both market participants and non-participants through a number of proprietary products. We use our broad distribution network of more than 1,800 market data distributors to deliver data regarding our market depth, index values, mutual fund valuation, order imbalances, market sentiment and other analytical data. We offer a range of proprietary data products, including NASDAQ TotalView, our flagship market depth quote product. TotalView shows subscribers quotes, orders and total anonymous interest at every price level in The NASDAQ Stock Market for NASDAQ-listed securities and critical data for the Opening, Closing, Halt and IPO Crosses.

TotalView is offered through distributors to professional subscribers for a monthly fee per terminal and to non-professional subscribers for a lower monthly fee per terminal. We also offer a TotalView enterprise license to facilitate broad based distribution of this data to large audiences. In addition, we charge the distributor a monthly distributor fee.

We operate several other proprietary services and data products to provide market information, which include:

•	NASDAQ Basic, launched in 2009, which offers a flexible and affordable way to provide customers with essential trading data of best bid and offer and last sale information;

•	NASDAQ Last Sale, which provides broad based and universal access to real-time last sale information via internet portals;

•	NASDAQ Market Replay, a powerful replay and analysis tool that allows users to view order book and trade data for NASDAQ, NYSE- and NYSE Amex-listed securities at any point in time;

•

NASDAQ OMX DataStore, which is one aspect of NASDAQ OMX’s Web 2.0 initiative to transform the market data industry through use of plug-and-play technology to deliver new proprietary information content;

•

Mutual Fund Quotation Service, a service for over 26,000 mutual funds, money market funds and unit investment trusts that supports fund data, including net asset values, and capital gains and dividend income distribution and provides print and electronic media exposure for the funds;

•

Mutual Fund Dissemination Service, which is a service that facilitates the real-time and end-of-day recap dissemination of all mutual fund pricing information and is used by data vendors and media to receive complete net asset value data on funds;

•	Global Index Dissemination Service, released in 2009, which is a real-time data feed that carries the values for a number of broad-based and sector indexes and ETFs; and

•

NASDAQ OMX Trader.com, a financial website that provides broker-dealers and market data vendors with information and data regarding our corporate initiatives (such as Open, Closing, Halt and IPO Crosses) and other products and services for a monthly subscription fee.

European Market Data Products. The exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic offer European market data products and services. These products and services provide critical market transparency to professional and non-professional investors who participate in European marketplaces and, at the same time, give investors greater insight into these markets.

European market data products and services are based on the trading information from the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic for three classes of securities: equities, bonds and derivatives. We provide varying levels of quote and trade information to market participants and to data distributors, who in turn provide subscriptions for this information. Revenues from European market data are subscription-based and are generated primarily based on the number of data subscribers and distributors of our data.

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

Broker Services

Our Broker Services operations offer technology and customized securities administration solutions to financial participants in the Nordic market. Broker Services provides services through a registered securities company which is regulated by the Swedish Financial Supervisory Authority, or SFSA. The primary services consist of flexible back-office systems, which allow customers to entirely or partly outsource their company’s back-office functions.

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

In November 2009, we sold our Broker Services operations in the United Kingdom to TD Waterhouse.

Issuer Services

Our Issuer Services segment includes our Global Listing Services and Global Index Group businesses. We offer capital raising solutions to companies around the globe and have more worldwide listings than any other global exchange group—over 3,600 companies representing approximately $4.9 trillion in total market value as of December 31, 2009.

We operate a variety of listing platforms around the world to provide multiple global capital raising solutions for private and public companies. Our main listing markets are The NASDAQ Stock Market and the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic. We offer a consolidated global listing application to companies to enable them to apply for listing on The NASDAQ Stock Market and the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic, as well as NASDAQ Dubai.

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

As of December 31, 2009, a total of 2,852 companies listed securities on The NASDAQ Stock Market, with 1,310 listings on The NASDAQ Global Select Market, 1,062 on The NASDAQ Global Market and 480 on The NASDAQ Capital Market.

We aggressively pursue new listings from companies, including those undergoing IPOs as well as companies seeking to switch from alternative exchanges. In 2009, The NASDAQ Stock Market attracted 131 new listings. Included in these listings were 33 IPOs, almost 49% of the total U.S. IPOs in 2009. The new listings were comprised of the following:

New Listings on The NASDAQ Stock Market	131
Switches from NYSE/NYSE Amex	24
IPOs	33
Upgrades from OTC	47
ETFs, Structured Products and Other Listings	27

In 2009, the following ten NYSE-listed companies switched to The NASDAQ Stock Market, representing $154 billion in market capitalization: BMC Software, Inc., Cypress Semiconductor Corporation, Dreamworks Animation SKG, Inc., Mattel, Inc., Micron Technology, Inc., Network Equipment Technologies, Inc., R.R. Donnelley & Sons Company, TriMas Corporation, Vodafone Group Plc and Windstream Corporation. A total of 14 companies switched from NYSE Amex to The NASDAQ Stock Market in 2009.

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

European Listings. We also offer listings on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic. As of December 31, 2009, a total of 797 companies listed securities on our Nordic and Baltic exchanges. Measured in terms of the market capitalization of listed companies, as of December 31, 2009, NASDAQ OMX Nordic was the largest marketplace in Europe for IT companies, the largest marketplace in the world for the paper industry, the second largest marketplace in the world for apparel retail and third largest marketplace in the world for industrial machinery.

Revenues are generated through annual fees paid by companies listed on these exchanges, which are measured in terms of the listed company’s market capitalization on a trailing 12-month basis. These revenues are recognized ratably over the following 12-month period. Our European listing customers are organizations such as companies, funds or governments that issue and list securities on the exchanges of NASDAQ OMX Nordic and NASDAQ OMX Baltic. Customers issue securities in the forms of equities, depository receipts, warrants, ETFs, convertibles, rights, options, bonds and fixed-income related products. In 2009, a total of 12 new companies were listed on our Nordic and Baltic exchanges.

For smaller companies and growth companies, we offer access to the financial markets through the NASDAQ OMX First North alternative marketplaces. NASDAQ OMX First North added five new companies in 2009.

Corporate Services. Our Corporate Services business provides customer support services, products and programs to companies, including companies listed on our exchanges. Through our Corporate Services offerings, companies gain access to innovative products and services that ease transparency, mitigate risk, maximize board efficiency and facilitate better corporate governance. Through our wholly-owned subsidiaries, we provide corporate services in key areas of focus:

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

In October 2009, we sold substantially all of our Carpenter Moore insurance agency business. We sold certain assets of the western region direct practice insurance brokerage business to Woodruff-Sawyer & Co. and, we sold the eastern region insurance brokerage business to Aon Risk Services Companies, Inc.

PORTAL and The PORTAL Alliance. In addition to traditional public offerings, SEC Rule 144A provides public and private companies with another option for effectively raising capital at a lower cost and with fewer regulatory hurdles. We have managed the process to designate SEC Rule 144A unregistered securities as PORTAL securities since 1990.

In 2009, we and a group of leading securities firms launched The PORTAL Alliance, an open, industry-standard 144A equity trading platform with the goal of providing a better market for investors and issuers. The PORTAL Alliance members intend to develop a neutral process for investor qualification and tracking of transaction settlement and dissemination of issuer and trading information for Rule 144A securities.

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

Our flagship index, the NASDAQ-100 Index, includes the top 100 non-financial securities listed on The NASDAQ Stock Market. With the addition in 2008 of OMX and PHLX, we now have 1,500 diverse indexes, with 78 launched in 2009. NASDAQ OMX indexes are the basis for over 1,800 structured products in 39 countries. In 2009, product sponsors launched 8 new ETFs based on NASDAQ OMX indexes. We also license cash-settled options, futures and options on futures on our indexes.

Market Technology

Powering more than 70 markets in over 50 countries, we are the world’s leading technology solutions provider and partner to exchanges, clearing organizations and central securities depositories. Our technology business is also the sales channel for our complete global offering to other marketplaces. The global offering includes trading, clearing, listings, corporate, market data and index services.

Technology Solutions. The systems solutions we offer support trading, clearing and settlement and information dissemination for many types of instruments, ranging from equities to complex derivative products. Furthermore, the solutions we offer can handle all classes of assets, including currencies, different types of interest-bearing securities, commodities and energy products.

NASDAQ OMX’s technology solutions are utilized by, among others, the Australian Securities Exchange, Bolsa de Valores de Colombia, Egypt Stock Exchange, Hong Kong Exchanges and Clearing, Plus Markets Group, SIX Swiss Exchange, Singapore Exchange and Tokyo Commodity Exchange.

Our trading and market data solutions are utilized by exchanges, alternative-trading venues and banks and securities brokers with marketplace offerings of their own. In the post trade stage, we offer integrated systems solutions for clearing (risk management) and settlement (settlement and delivery) of both cash equities and derivatives to clearing organizations around the world.

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

Advisory Services. Our advisory services are designed to support our customers’ strategies and help them with critical decisions in a highly demanding business environment. Operating our own exchanges and partnering with global marketplaces, we continually gain insight on developments in the financial world. We understand first-hand how marketplaces operate, the challenges they face and the complex technology infrastructures that support them. Our consultants have deep experience in strategy, operations and change management, and are backed by the combined knowledge of NASDAQ OMX as well as a network of external experts in the exchange industry.

Core Technology. Technology plays a key role in ensuring the growth and reliability of financial markets. At NASDAQ OMX, we are committed to innovation through technology to ensure our position as a driving force in the exchange industry and to provide the best possible trading experience for our customers and investors. Investment decisions are made based on customer needs and general market trends.

We continuously improve our core technology with a focus on reducing latency and improving capacity and reliability. NASDAQ OMX’s next generation technology is capable of handling over 1 million messages per second at an average speed of sub-250 microseconds, currently the fastest of any exchange or alternative trading system in the world. A concrete example of our continuous improvement efforts is that in 2009 we reduced latency by over 40% for The NASDAQ Stock Market.

The foundation for NASDAQ OMX’s core technology is INET. The INET technology is used across NASDAQ OMX’s U.S. and European markets. INET is also the main building block of our new Market Technology offering, GENIUM. INET and GENIUM combine innovative functionality with a modular approach to manage change and create new advantages for existing and new customers, as well as our own marketplaces.

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

We also maintain copyright protection in our NASDAQ-branded materials and pursue patent protection for NASDAQ OMX-developed inventions and processes. We focus on gaining patent protection for the software functionality that we develop in order for us to fully benefit from our research and development investments. We accomplish this through the evaluation of inventions, the preparation, filing and prosecution of patent applications for inventions deemed worthwhile to pursue, the maintenance of granted patents, the coordination of information within the organization about patents and the monitoring of competitors for possible use of patented information.

Competition

Market Services. The equity securities markets are intensely competitive. We compete in the U.S. against NYSE Euronext, BATS Exchange, regional exchanges and ATSs. In Europe, our major competitors include NYSE Euronext, Deutsche Börse, the London Stock Exchange Group plc, or LSE, the Spanish Exchanges, SIX

Swiss Exchange, and Multilateral Trading Facilities, or MTFs, which are similar to U.S. ATSs. Competition also comes from broker-dealers and from off-board or OTC trading in the U.S. and elsewhere.

In bond trading, we compete in Europe with alternative marketplaces such as EuroMTS Limited. For derivatives products, competition comes in the form of trading and clearing that takes place OTC, usually through banks and brokerage firms, or through trading and clearing competition with other exchanges. The competitive significance in Europe of these varied alternative trading venues is likely to increase in the future, with the regulatory environment in Europe becoming more favorable to alternative trading venues as a result of the reforms required by the Markets in Financial Instruments Directive, or MiFID, and a broader effort to increase competition in financial services.

Competition is based on a number of factors, including the quality of our technological and regulatory infrastructure, total transaction costs, the depth and breadth of liquidity, the quality of value-added customer services, reputation and cost of trade execution.

Equity securities trading. The U.S. marketplace continues to evolve as ATSs active in the equity trade execution business attract market participants’ investment and become exchanges or acquire regional exchanges. Additional new entrants continue to emerge, potentially posing a competitive threat to more established industry participants. While many of the new entrants may have limited liquidity, some may attract significant levels of equity order volume through aggressive pricing and from volume originating with broker-dealer owners and investors. Broker-dealer owned systems in particular experienced rapid growth during 2009. In addition, there remains interest in electronic trading systems specializing primarily in large block trades, such as LiquidNet, Pipeline Trading and Investment Technology Group’s POSIT platform. Also, a regional exchange, the ISE Stock Exchange, has been acquired by the Direct Edge ATS, with the objective of enabling them to better compete with other exchanges. New exchanges continue to be created. Direct Edge has filed exchange applications for both of the ATS platforms it operates and the BATS exchange is also expected to launch a second exchange in 2010. Finally, the SEC published a concept release early in 2010 that could result in significant changes in the competitive landscape.

The European landscape is continuing to adapt to the competitive forces released by MiFID in November 2007. Throughout Europe new MTFs have been created with the most prominent equity MTFs (Chi-X, Turquoise, NASDAQ OMX Europe, and BATS) based in the United Kingdom and attracting a significant share of electronically matched volume. Aggressive pricing by Chi-X during 2009 enabled them to grow their business in shares listed on our Nordic exchanges. Trade reporting alternatives to incumbent exchanges, such as Markit BOAT, or BOAT, continue to be active. In 2009, BOAT maintained its 2008 position as the largest market trade reporting platform in Europe. Electronic trading systems interested in pursuing block business have long been active in Europe and are looking to grow their businesses. In the Nordics, a new MTF, Burgundy launched in 2009 and plans to expand its business in 2010. These entrants pursue many of the same strategies to attract order flow as do ATSs in the U.S., which include attractive pricing, participant investment, technological innovation, and pursuit of exchange status. Because of the success of the new entrants, incumbent exchanges have lowered prices, adopted new technology, and prepared to compete aggressively for trading volumes and revenue. While the state of competition in Europe remains evolutionary, the level of competition faced by incumbent national exchanges will remain intense.

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

Derivatives. Our principal competitors for trading options in the U.S. include the Chicago Board Options Exchange, or CBOE, the International Securities Exchange, or ISE, NYSE ARCA, NYSE Amex and the Boston Options Exchange, or BOX. Competition is focused on providing market participants with greater functionality, trading system stability, customer service, efficient pricing, and speed of execution. NASDAQ OMX operates two options exchanges with different market structures. NASDAQ OMX PHLX operates a pro-rata hybrid electronic and floor based exchange and competes most directly with CBOE, ISE and NYSE Amex. The NASDAQ Options Market operates a price/time priority exchange and competes most directly with NYSE ARCA and BOX. The NASDAQ Options Market competes primarily by providing meaningful price improvement to incoming orders and by offering a fast, stable trading system. During 2009, NASDAQ OMX PHLX re-platformed its options technology using the PHLX XL II system based on INET which resulted in significant speed improvements for the exchange. We deployed a number of other systems enhancement to both our options markets during the year to strengthen their positions in the market place. One significant competitive initiative in 2009 was the partial re-mutualization of NYSE Amex options which contributed to a significant growth in market share for that exchange. Also, both BATS and the CBOE announced plans to launch new options exchanges planned for 2010. The further intensifying of competition for exchange traded options means that we must continuously review our technology and pricing.

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

In addition to exchange based competition in derivatives we continue to face competition from OTC derivative markets. Bilateral and CCP-like innovations such as NYSE Euronext’s Bclear and The Order Machine (TOM)—which is a collaboration between two of the Dutch market’s largest providers of liquidity—are also creating increasing competition for derivatives, mainly in the OTC and covered warrants markets. We market NASDAQ OMX’s market operations, and trading and clearing services to these new entrants.

As trading in Europe evolves under MiFID, competition for trading volumes in derivatives will likely increase. Both current and potential competition requires us to constantly reassess our pricing and product offerings in order to remain competitive.

Clearing. In both the U.S. and Europe, cash equity clearing has been organized along national lines. Typically, a single clearinghouse would serve essentially all equity trading involving securities listed on exchanges within a nation’s borders. Some countries, such as Sweden, did not have a clearinghouse at all until 2009. In some countries such as the U.S., the clearinghouse is part of the same organization as the Central Securities Depository, or CSD. In some, such as Germany, the clearinghouse and the stock exchange are part of the same corporate structure, and in others such as the U.K., the clearinghouse, exchange, and CSD are separate. Furthermore, there is a much shorter history of using CCP services in European clearing than in the U.S. Regardless of past practice, competition is beginning to come to clearing in response to the European Code of Conduct in Clearing and Settlement in Europe and initiatives by NASDAQ OMX in the U.S. At this time, competition in clearing remains limited with a few new non-national clearinghouses such as EMCF, X-Clear and EuroCCP serving non-national multilateral trading facilities or offering alternative clearing facilities for trades executed on incumbent exchanges. In 2009, the NASDAQ OMX Nordic exchanges successfully introduced a non-national CCP, operated by EMCF, to our markets in order to further spur competition for clearing services in Europe.

In the U.S., competition in equity clearing has been legislatively called for since 1975 but only recently have technological advances made competitive clearing in the U.S. a viable possibility. Should clearing competition become a vibrant reality in the U.S., it may have an impact on equity trading and on our business as clearing is a non-trivial cost of trade execution. We believe that clearing in the U.S. will benefit from competition and intend to compete actively for clearing business. In Europe, we also believe that competition for clearing will benefit the market, and therefore, even as a 22% equity owner of EMCF, one of the largest equities clearinghouses in Europe, we support interoperability of cash equities clearinghouses, which will foster a healthy competition among equity clearinghouses in Europe.

Market data services. Our revenues from the sale of market data products and services are under competitive threat from other securities exchanges that trade NASDAQ-listed securities. Current SEC regulations permit these regional exchanges and FINRA’s Alternative Display Facility to quote and trade NASDAQ-listed securities. Trade reporting facilities regulated by FINRA are also operated by The NASDAQ Stock Market and other exchanges. The UTP Plan entitles these exchanges, FINRA’s Alternative Display Facility, and the trade reporting facilities to a share of UTP Plan tape fees, based on the formula required by Regulation NMS that takes into account both trading and quoting activity. In addition, The NASDAQ Stock Market similarly competes for the tape fees from the sale of information on NYSE- and NYSE Amex-listed securities for those respective tape plans.

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

The sale of our proprietary products are under competitive threat from alternative exchanges and trading venues that offer similar products at a lower price or free of charge. Our market data business competes with other exchanges and third party vendors in providing information to market participants. Consequently our data products must be competitive in speed, reliability, content and price to succeed in the marketplace. New exchanges and trading systems entering the market have recognized the strong connection between market data and transactions volume and new entrants could price their market data very aggressively in order to grow transactions volume, thereby limiting our flexibility in pricing market data. Any action by a market participant to provide information to another exchange or market data vendor could have a negative impact on our data products. The market data business must also adapt to rapidly changing information delivery technologies and constantly invest in innovative product design and development. Other market data providers may not face the regulatory obligations we face and may consequently be more flexible in pricing and more agile in deploying new products and business methods to our detriment. The growth of the number of proprietary data feeds offered by NASDAQ OMX and other exchanges has also increased the reluctance of some data vendors to add new feeds to their product offerings which further complicates exchanges’ efforts to expand their market data offerings.

Listings. Our primary competitor for larger company listings in the U.S. on The NASDAQ Stock Market is the NYSE. The NASDAQ Stock Market also competes with NYSE Amex for listing of smaller companies and the BATS exchange has recently announced it intends to compete for listings in 2010.

Competition for listings in Europe relates to the choices available to companies considering a new or secondary listing. In addition to the larger exchanges, companies are able to consider smaller markets and quoting facilities, such as LSE’s Alternative Investment Market, Euronext’s Alternext, Deutsche Börse’s Entry Standard, Borsa Italiana’s Expandi Market, PLUS Markets plc, the Pink Sheets LLC and the Over-the-Counter Bulletin Board, or OTCBB. Other exchanges in Sweden include the Nordic Growth Market and Aktietorget, which primarily serve companies with smaller market capitalizations.

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

Market Technology. Many exchanges, clearing organizations and securities depositories have traditionally developed their own technology systems for trading, clearing, settlement, depository and information dissemination internally, often assisted by consulting companies and local suppliers of components. The competitive landscape is changing and the implementation of third party solutions is growing more popular. Two types of competitors are emerging: other exchanges providing solutions, including NYSE Euronext and LSE, and pure technology providers focused on the exchange industry.

Regulation

We are subject to extensive regulation in the United States and Europe.

U.S. Regulation

U.S. federal securities laws establish a two-tiered system for the regulation of securities markets, market participants and listed companies. The SEC occupies the first tier and has primary responsibility for enforcing the federal securities laws. Self-Regulatory Organizations, or SROs, which are non-governmental organizations, occupy the second tier. SROs, such as national securities exchanges, are registered with the SEC and are subject to the SEC’s extensive regulation and oversight.

This regulatory framework applies to our U.S. business in the following ways:

•	regulation of our registered national securities exchanges; and

•	regulation of our U.S. broker-dealer subsidiaries.

The rules and regulations that apply to our business are focused primarily on safeguarding the integrity of the securities markets and of market participants and investors generally. These rules and regulations are not focused on the protection of our stockholders, although we believe that regulation improves the quality of exchanges and, therefore, our company. U.S. federal securities laws and the rules that govern our operations are subject to frequent change.

Regulation of U.S. Exchanges. SROs in the securities industry are an essential component of the regulatory scheme of the Securities Exchange Act of 1934, or the Exchange Act, for providing fair and orderly markets and protecting investors. The Exchange Act and the rules thereunder impose on the SROs many regulatory and operational responsibilities, including the day-to-day responsibilities for market and broker-dealer oversight. In general, an SRO is responsible for regulating its members through the adoption and enforcement of rules and regulations governing the business conduct of its members.

With the registration of The NASDAQ Stock Market as a national securities exchange in 2006, we received our own SRO status through our exchange subsidiary, separate from that of FINRA. With the acquisitions of the Philadelphia Stock Exchange and the Boston Stock Exchange, we acquired additional SRO licenses. As SROs, each entity has separate rules pertaining to its broker-dealer members and listed companies. Broker-dealers that choose to become members of The NASDAQ Stock Market, NASDAQ OMX PHLX, and/or NASDAQ OMX BX are subject to the rules of those exchanges. Broker-dealers may also choose other SRO memberships, including membership in FINRA.

All of our U.S. national securities exchanges are subject to SEC oversight, as prescribed by the Exchange Act, including periodic and special examinations by the SEC. Our exchanges also are potentially subject to regulatory or legal action by the SEC or other interested parties at any time in connection with alleged regulatory violations. We are also subject to Section 17 of the Exchange Act, which imposes record-keeping requirements, including the requirement to make records available to the SEC for examination. We have been subject to a number of routine reviews and inspections by the SEC or external auditors in the ordinary course and because of settlements with the SEC. To the extent such actions or reviews and inspections result in regulatory or other changes, we may be required to modify the manner in which we conduct our business, which may adversely affect our business.

Section 19 of the Exchange Act provides that our exchanges must submit to the SEC proposed changes to any of the SROs’ rules, practices and procedures, including revisions to provisions of our certificate of incorporation and by-laws that constitute SRO rules. The SEC will typically publish the proposal for public comment, following which the SEC may approve or disapprove the proposal, as it deems appropriate. The SEC’s action is designed to ensure that applicable SRO rules and procedures are consistent with the aims of the Exchange Act and its rules and regulations. In addition, pursuant to the requirements of the Exchange Act, our exchanges must file all proposals to change their pricing structure with the SEC.

NASDAQ OMX currently operates two equities and two options markets in the United States. We operate The NASDAQ Stock Market and The NASDAQ Options Market pursuant to The NASDAQ Stock Market’s SRO license, the NASDAQ OMX BX equities market, launched in January 2009, pursuant to the NASDAQ OMX BX SRO license, and the NASDAQ OMX PHLX options market pursuant to the NASDAQ OMX PHLX SRO license. In addition, NASDAQ OMX BX regulates the BOX Market, pursuant to a regulatory services agreement between a subsidiary of NASDAQ OMX BX and BOX. NASDAQ OMX does not have an ownership interest in BOX, and BOX compensates NASDAQ OMX BX based on the cost of the regulatory services provided to BOX.

FINRA provides regulatory services to the equities and options markets of The NASDAQ Stock Market and the markets operated or regulated by NASDAQ OMX PHLX and NASDAQ OMX BX, including the regulation of trading activity and surveillance and investigative functions. We have a limited direct regulatory role in conducting real-time market monitoring, certain options surveillance, rulemaking and some membership functions through our MarketWatch department. We refer suspicious trading behavior discovered by our regulatory staff and all other employees of The NASDAQ Stock Market and the markets operated and regulated by NASDAQ OMX PHLX and NASDAQ OMX BX to FINRA for further investigation.

Broker-dealer regulation. NASDAQ OMX’s broker-dealer subsidiaries are subject to regulation by the SEC, the SROs and the various state securities regulators. Nasdaq Execution Services, LLC currently operates as our routing broker for sending orders from The Nasdaq Stock Market to other venues for execution. NASDAQ Options Services, LLC performs a comparable function with respect to routing of orders from The NASDAQ Options Market and NASDAQ OMX PHLX.

Nasdaq Execution Services is registered as a broker-dealer with the SEC and in all 50 states, the District of Columbia and Puerto Rico. It is also a member of The NASDAQ Stock Market, NASDAQ OMX BX, NASDAQ OMX PHLX, NYSE, NYSE Amex, NYSE Arca, FINRA, BATS Exchange, CBOE, Chicago Stock Exchange, ISE and the National Stock Exchange.

NASDAQ Options Services is registered as a broker-dealer with the SEC and in all 50 states, the District of Columbia and Puerto Rico. It is also a member of The NASDAQ Stock Market, NASDAQ OMX PHLX, FINRA, NYSE Amex, BOX, ISE and NYSE Arca.

The SEC, NYSE and FINRA adopt rules and examine broker-dealers and require strict compliance with their rules and regulations. The SEC, SROs and state securities commissions may conduct administrative proceedings which can result in censures, fines, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, its officers or employees. The SEC and state regulators may also institute proceedings against broker-dealers seeking an injunction or other sanction. The SEC and SRO rules cover many aspects of a broker-dealer’s business, including capital structure and withdrawals, sales methods, trade practices among broker-dealers, use and safekeeping of customers’ funds and securities, record-keeping, the financing of customers’ purchases, broker-dealer and employee registration and the conduct of directors, officers and employees. All broker-dealers have an SRO that is assigned by the SEC as the broker-dealer’s designated examining authority, or DEA. The DEA is responsible for examining a broker-dealer for compliance with the SEC’s financial responsibility rules. FINRA is the current DEA for both Nasdaq Execution Services and NASDAQ Options Services.

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

As of December 31, 2009, we were in compliance with all of such capital requirements.

Regulatory contractual relationships with FINRA. The NASDAQ Stock Market, The NASDAQ Options Market, NASDAQ OMX PHLX and NASDAQ OMX BX have signed a series of regulatory service agreements covering the services FINRA provides to the respective SROs, including some of the regulatory services we perform for BOX. Under these agreements, FINRA personnel act as our agents in performing the regulatory functions outlined above, and FINRA bills us a fee for these services. These agreements have enabled us to reduce our headcount while ensuring that the markets for which we are responsible are properly regulated. However, our SROs retain ultimate regulatory responsibility for all regulatory activities performed under these agreements by FINRA. In addition, our options markets have entered into a joint agreement with the other options exchanges for conducting insider trading surveillance. Our SROs continue to monitor the activities conducted under the agreement and continue to have regulatory responsibility in this area.

Exchange Act Rule 17d-2 permits SROs to enter into agreements, commonly called Rule 17d-2 agreements, approved by the SEC with respect to enforcement of common rules relating to common members. Our SROs have entered into several such agreements under which we are relieved of regulatory responsibility:

•	agreements with FINRA covering the enforcement of common rules, the majority of which relate to the regulation of The NASDAQ Stock Market, NASDAQ OMX BX and the members of these exchanges;

•	joint industry agreements with FINRA and NYSE Regulation covering responsibility for enforcement of insider trading rules;

•	joint industry agreement with FINRA covering enforcement of rules related to equity sales practices and certain other non-market related rules; and

•	joint industry agreement covering enforcement of rules related to options sales practices.

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

CFTC Regulation. With the acquisition of PHLX, we also acquired its subsidiary, NASDAQ OMX Futures Exchange, Inc. (formerly the Philadelphia Board of Trade), a designated contract market under the Commodity Exchange Act. As a designated contract market, NFX is subject to regulatory oversight by the U.S. Commodity Futures Trading Commission, or CFTC, an independent agency with the mandate to regulate commodity futures and option markets in the U.S. NFX currently lists trading futures contracts on stock indexes, foreign currencies and interest rate swaps. The National Futures Association, or NFA, provides certain regulatory services to NFX pursuant to a Regulatory Services Agreement. The CFTC also regulates IDCH, a derivatives clearing organization under the Commodity Exchange Act that is wholly owned by IDCG. IDCH clears interest rate swap futures contracts listed by NFX. NFA also provides regulatory services to IDCH.

European Regulation

Recent directives from the European Union have focused on harmonizing regulation with respect to financial services, listing and trading of securities and market abuse. These directives are in turn providing opportunities for companies such as ours. Currently, there are discussions on legislative initiatives in relation to CCP services and OTC derivatives transactions. As the regulatory environment continues to change and related opportunities arise, we intend to use our position in the industry to continue product development, and ensure that NASDAQ OMX Europe and the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic maintain favorable liquidity and offer efficient trading.

Confidence in capital markets is paramount for trading to function properly. NASDAQ OMX Nordic carries out market regulation through an independent unit that is separate from the business operations. The surveillance work is organized into two functions: one for the listing of instruments and surveillance of companies (issuer surveillance) and one for surveillance of trading (trading surveillance). The real-time trading surveillance for the Finnish, Icelandic, Danish and Swedish markets has been centralized to Stockholm. Subject to regulatory approvals, our intent is to move the real-time trading surveillance for NASDAQ OMX Europe to Stockholm during 2010. In Iceland, the surveillance activities are carried out by specially appointed persons. In addition, there are special personnel who carry out surveillance activities at each of the three Baltic Exchanges. There are three surveillance committees at NASDAQ OMX Nordic, one at each NASDAQ OMX Nordic Exchange in Sweden, Finland and Denmark. These committees have an advisory role in relation to surveillance matters. In Sweden and Finland, decisions to list new companies are made by the listing committees of the exchanges. In Denmark and Iceland, listing decisions are made by the President of the exchange, a duty delegated by the board of NASDAQ OMX Nordic Copenhagen and NASDAQ OMX Iceland, respectively.

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

The entities that operate trading venues in the Nordic and Baltic countries are each subject to local regulation. In Sweden, general supervision of the exchange market operated by NASDAQ OMX Stockholm is carried out by the SFSA, while NASDAQ OMX Stockholm’s role as central counterparty in the clearing of derivatives is overseen by the SFSA and the Swedish central bank, Riksbanken. Additionally, as a function of the Swedish two-tier supervisory model, certain surveillance in relation to the exchange market is carried out by us, acting through our surveillance division.

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

The regulatory environment in the other Nordic and Baltic countries in which a NASDAQ OMX entity has a trading venue is broadly similar to the regulatory environment in Sweden. Since 2005, there has been a Memorandum of Understanding between the SFSA and the main supervisory authorities in Denmark and Finland, which looks to safeguard effective and comprehensive supervision of the exchanges comprising NASDAQ OMX Nordic and the systems operated by it, and to ensure a common supervisory approach.

Employees

As of December 31, 2009, NASDAQ OMX had 2,216 employees, of which 978 were based in the U.S. and 1,238 were based outside of the U.S. None of our U.S. employees is subject to collective bargaining agreements or is represented by a union. Approximately 109 employees based in Denmark and Finland are covered by local union agreements.

In addition, at December 31, 2009, IDCG had 19 employees who are included in headcount numbers for financial statement reporting purposes since they are staff employed at a consolidated entity where we have a controlling financial interest.

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

Risks Relating to our Business

Our industry is highly competitive.

We face intense competition from other exchanges and markets for market share of trading activity and listings. In addition, our market data, global index and market technology businesses face significant competition from other market participants. This competition includes both product and price competition and has continued to increase as a result of the creation of new execution and listing venues in the United States and Europe. Increased competition may result in a decline in our share of trading activity, listings and the markets for the products we offer, thereby adversely affecting our operating results.

The liberalization and globalization of world markets has resulted in greater mobility of capital, greater international participation in local markets and more competition. As a result, both in the U.S. and in other countries, the competition among exchanges and other execution venues has become more intense. In the last several years, many marketplaces in both Europe and the United States have demutualized to provide greater flexibility for future growth. The securities industry also has experienced consolidation, creating a more intense competitive environment. Regulatory changes, such as MiFID, also have facilitated the entry of new participants in the EU that compete with our European exchanges and MTF. The regulatory environment, both in the U.S. and in Europe, is structured to maintain this environment of intense competition. In addition, a high proportion of business in the securities markets is becoming increasingly concentrated in a smaller number of institutions and our revenue may therefore become concentrated from a smaller number of customers.

We also compete globally with other regulated exchanges and markets, ATSs, MTFs and other traditional and non-traditional execution venues. Some of these competitors also are our customers. Our exchange competitors include NYSE Euronext, the London Stock Exchange, Deutsche Borse, the Tokyo Stock Exchange, and a number of other exchanges in the U.S. and around the world. Exchanges offer a range of services comparable to those offered by our exchanges and generally compete with us in providing trade executions, trade reporting, market data, listings, regulation, and index services. Public ATSs in the U.S. and MTFs in Europe are broker-dealer operated systems that offer trade execution services, typically at very low cost. Our competitors include Direct Edge ATS in the U.S. and Burgundy MTF in the Nordics. In London, Chi-X, Turquoise and BATS MTFs offer pan-European execution services in competition with both our Nordic exchanges and NASDAQ OMX Europe. Other competing execution venues include broker-dealer owned systems such as dark-pools and internalization engines which may or may not be registered as ATSs or MTFs. Like ATSs and MTFs, these venues also compete with us by offering low cost executions and differ from public ATSs and MTFs in the degree of transparency they offer and in restrictions on who may access these systems.

Competitors may develop market trading platforms that are more competitive than ours. If we are unable to compete successfully in this environment, our business, financial condition and operating results will be adversely affected.

Price competition has affected and could continue to affect our business.

The securities trading industry is characterized by intense price competition. We have in the past lowered prices, and in the U.S., increased market data rebates for trade executions to attempt to gain or maintain market share. These strategies have not always been successful and have at times hurt operating performance. Additionally, we have also been, and may once again be, required to adjust pricing to respond to actions by competitors, which could adversely impact operating results. We are also subject to potential price competition from new competitors and from new and existing regulated markets and MTFs. We also compete with respect to the pricing of market data and with respect to products for pre-trade book data and for post-trade last sale data. In the future, our competitors may offer market data rebates for quotes and trades on their systems. If we are unable to compete successfully in respect to the pricing of our services and products, our business, financial condition and operating results may be adversely affected.

A decline in trading volume will decrease our trading revenues.

Trading volume is directly affected by economic, political and market conditions, broad trends in business and finance, unforeseen market closures or other disruptions in trading, the level and volatility of interest rates, inflation, changes in price levels of securities and the overall level of investor confidence. In recent years, trading volumes across our markets have fluctuated significantly depending on market conditions and other factors beyond our control. As market volatility declined in 2009 so did trading volumes relative to previous levels. Current initiatives being considered by regulators and governments, such as restrictions on high frequency trading and taxes on securities transactions, could have a material adverse effect on overall trading volumes. Because a significant percentage of our revenues is tied directly to the volume of securities traded on our markets, it is likely that a general decline in trading volumes would lower revenues and may adversely affect our operating results if we are unable to offset falling volumes through our pricing. Declines in trading volumes may also impact our market share or pricing structures and adversely affect our business and financial condition.

Our market share of trading has declined and may continue to decline.

Our matched market share in NASDAQ-listed securities executed on NASDAQ declined from 46.1% in 2007 to 33% in 2009 and our combined matched market share in all U.S.-listed securities declined from 29.1% in 2007 to 23% in 2009. In addition, as a result of the adoption of MiFID, a number of MTFs have launched, thereby significantly increasing competition in Europe. As a result, our matched market share in securities listed on our exchanges comprising NASDAQ OMX Nordic and NASDAQ OMX Baltic has declined from 100% in 2007 to 88% in 2009.

Although there have been improvements in our matched market share in the U.S. in recent months, if our total market share in these securities continues to decrease relative to our competitors, our venues may be viewed as less attractive sources of liquidity. If growth in overall trading volume of these securities does not offset continued declines in our market share, or if our exchanges are perceived to be less liquid, then our business, financial condition and operating results could be adversely affected.

Declines in market share could result in issuers viewing the value of a listing on our exchanges as less attractive, thereby adversely affecting our listing business. Also, declines in market share of NASDAQ-listed securities could lower NASDAQ’s share of tape pool revenues under the UTP plan, thereby reducing the revenues of our market data business.

Economic conditions and market factors, which are beyond our control, may adversely affect our business and financial condition.

Our business performance is impacted by a number of factors including general economic conditions and other factors that are generally beyond our control. Although access to credit markets has improved recently, a long-term continuation of challenging economic conditions is likely to negatively impact our business. Adverse market conditions could reduce customer demand for our services and the ability of our customers, lenders and other counterparties to meet their obligations to us. Poor economic conditions may result in a decline in trading volume, deterioration of the economic welfare of our listed companies and a reduction in the demand for our products, including our market data, indexes and market technology. Trading volume is driven primarily by general market conditions and declines in trading volume may affect our market share and impact our pricing.

The number of listings on our markets is primarily influenced by factors such as investor demand, the global economy, available sources of financing, and tax and regulatory policies. Adverse conditions may jeopardize the ability of our listed companies to comply with the continued listing requirements of our exchanges.

Market data revenues also may be significantly affected by global economic conditions. Professional subscriptions to our market data are at risk if staff reductions continue to occur in financial services companies, which could result in significant reductions in our market data professional user revenue. In addition, adverse market conditions may cause reductions in the number of non-professional investors with investments in the market.

A reduction in trading volumes, market share of trading, the number of our listed companies and a decline in market data revenue due to economic conditions or other market factors could adversely affect our business, financial condition and operating results.

Declines in the initial public offering market could have an adverse effect on our revenues.

In 2009, the pace of initial public offerings recovered modestly from the record-low level of 2008 in the U.S., but remained severely depressed in the Nordics. Although we have experienced positive trends in the number of IPO applications in the fourth quarter of 2009 and in the beginning of 2010, the outlook for recovery in the market for initial public offerings is closely tied to the availability of risk capital which may not return to historic levels for some time. Stagnation or decline in the initial public offering market will impact the number of new listings on The NASDAQ Stock Market and the exchanges comprising NASDAQ OMX Nordic and NASDAQ OMX Baltic, and thus our related revenues. We recognize revenue from new listings on The NASDAQ Stock Market on a straight-line basis over an estimated six-year service period. As a result, a stagnant market for initial public offerings could cause a decrease in deferred revenues for future years. Furthermore, as initial public offerings are typically actively traded following their offering date, a prolonged decrease in the number of initial public offerings could negatively impact the growth of our transactions revenues.

Regulatory changes and changes in market structure, especially in response to adverse financial conditions, could have a material adverse effect on our business.

In recent years, the securities trading industry and, in particular, the securities markets have been subject to significant regulatory changes. Moreover, in the past two years, the securities markets have been the subject of increasing governmental and public scrutiny in response to the global economic crisis.

During the coming year, it is likely that there will be significant changes in the regulatory environment in which we operate our businesses, although we cannot predict the nature of these changes or their impact on our business at this time. For example, the SEC published a concept release early in 2010 that could result in significant changes in the competitive landscape. In addition, actions on any of the specific regulatory issues currently under review in the U.S. and Europe such as short selling, co-location, high-frequency trading, derivatives clearing, market transparency, taxes on stock transactions, restrictions on proprietary trading by certain of our customers and other related proposals could have a material impact on our business.

Our market participants also operate in a highly regulated industry. The SEC, the SFSA and other regulatory authorities could impose regulatory changes that could adversely impact the ability of our market participants to use our markets. Regulatory changes by the SEC, the SFSA or other regulatory authorities could result in the loss of a significant number of market participants or a reduction in trading activity on our markets.

We will need to invest in our operations to maintain and grow our business and to integrate acquisitions, and we may need additional funds, which may not be readily available.

We depend on the availability of adequate capital to maintain and develop our business. Although we believe that we can meet our current capital requirements from internally generated funds, cash on hand and available borrowings under our existing credit facility, if the capital and credit markets experience volatility, access to capital or credit may not be available on terms acceptable to us or at all. Although we successfully refinanced our existing credit facilities earlier this year by issuing senior unsecured notes and entering into a new unsecured credit facility, limited access to capital or credit in the future could have an impact on our ability to refinance debt, maintain our credit rating, meet our regulatory capital requirements, engage in strategic initiatives, make acquisitions or strategic investments in other companies or react to changing economic and business conditions. If we are unable to fund our capital or credit requirements, it could have an adverse effect on our business, financial condition and operating results.

In addition to our debt obligations, we will need to continue to invest in our operations for the foreseeable future to integrate acquired businesses and to fund new initiatives. If we do not achieve the expected operating results, we will need to reallocate our cash resources. This may include borrowing additional funds to service debt payments, which may impair our ability to make investments in our business or to integrate acquired businesses.

Should we need to raise funds through issuing additional equity, our equity holders will suffer dilution. Should we need to raise funds through incurring additional debt, we may become subject to covenants even more restrictive than those contained in our existing credit facility, the indentures governing our notes and our other debt instruments. Furthermore, if adverse economic conditions persist or worsen, we could experience decreased revenues from our operations which could affect our ability to satisfy financial and other restrictive covenants to which we are subject under our existing indebtedness.

Any reduction in our credit rating could increase the cost of our funding from the capital markets.

Our long-term debt is currently rated investment grade by two of the major rating agencies. These rating agencies regularly evaluate us and their ratings of our long-term debt are based on a number of factors, including our financial strength as well as factors not entirely within our control, including conditions affecting the financial services industry generally. There can be no assurance that we will maintain our current ratings. Our failure to maintain those ratings could adversely affect the cost and other terms upon which we are able to obtain funding and increase our cost of capital. A reduction in credit ratings would also result in increases in the cost of our outstanding debt as the interest rate on the outstanding amounts under our credit facility fluctuates based on our credit ratings.

We may not be able to keep up with rapid technological and other competitive changes affecting our industry.

The markets in which we compete are characterized by rapidly changing technology, evolving industry standards, frequent enhancements to existing products and services, the adoption of new services and products and changing customer demands. If our platforms fail to function as expected, our business would be negatively affected. In addition, our business, financial condition and operating results may be adversely affected if we cannot successfully develop, introduce or market new services and products or if we need to adopt costly and customized technology for our services and products. Further, our failure to anticipate or respond adequately to changes in technology and customer preferences, especially in our market technology business, or any significant delays in product development efforts, could have a material adverse effect on our business, financial condition and operating results.

System limitations, failures or security breaches could harm our business.

Our businesses depend on the integrity and performance of the computer and communications systems supporting them. If our systems cannot expand to cope with increased demand or otherwise fail to perform, we could experience unanticipated disruptions in service, slower response times and delays in the introduction of new products and services. These consequences could result in trade outages, lower trading volumes, financial losses, decreased customer service and satisfaction and regulatory sanctions. Our markets have experienced occasional systems failures and delays in the past and could experience future systems failures and delays.

If trading volumes increase unexpectedly, we may need to expand and upgrade our technology, transaction processing systems and network infrastructure. We do not know whether we will be able to accurately project the rate, timing or cost of any increases, or expand and upgrade our systems and infrastructure to accommodate any increases in a timely manner.

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

We may not be able to successfully integrate acquired businesses, which may result in an inability to realize the anticipated benefits of our acquisitions.

We must rationalize, coordinate and integrate the operations of acquired businesses. This process involves complex technological, operational and personnel-related challenges, which are time-consuming and expensive and may disrupt our business. The difficulties, costs and delays that could be encountered may include:

•	unforeseen difficulties, costs or complications in combining the companies’ operations, which could lead to us not achieving the synergies we anticipate;

•	unanticipated incompatibility of systems and operating methods;

•	inability to use capital assets efficiently to develop the business of the combined company;

•	the difficulty of complying with government-imposed regulations in the U.S. and abroad, which may be conflicting;

•	resolving possible inconsistencies in standards, controls, procedures and policies, business cultures and compensation structures;

•	the diversion of management’s attention from ongoing business concerns and other strategic opportunities;

•	the integration of businesses, operations and workforces;

•	unforeseen difficulties in operating acquired businesses in parallel with similar businesses that we operated previously;

•	unforeseen difficulties in operating businesses we have not operated before;

•	unanticipated difficulty of integrating multiple acquired businesses simultaneously;

•	the retention of key employees and management;

•

the implementation of disclosure controls, internal controls and financial reporting systems at non-U.S. subsidiaries to enable us to comply with U.S. generally accepted accounting principles, or U.S. GAAP, and U.S. securities laws and regulations, including the Sarbanes Oxley Act of 2002, required as a result of our status as a reporting company under the Exchange Act;

•	the coordination of geographically separate organizations;

•	the coordination and consolidation of ongoing and future research and development efforts;

•	possible tax costs or inefficiencies associated with integrating the operations of a combined company;

•	pre-tax restructuring and revenue investment costs;

•	the retention of strategic partners and attracting new strategic partners; and

•	negative impacts on employee morale and performance as a result of job changes and reassignments.

For these reasons, we may not achieve the anticipated financial and strategic benefits from our acquisitions. Any actual cost savings and synergies may be lower than we expect and may take a longer time to achieve than we anticipate, and we may fail to realize the anticipated benefits of acquisitions.

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

Any one of these factors could have a material adverse effect on our business, financial condition and operating results by causing a substantial decline in the financial services markets and reducing trading volumes.

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

In connection with recent acquisitions, we incurred a significant amount of indebtedness that we refinanced in January 2010. Our indebtedness as of December 31, 2009 was approximately $2.1 billion. We also may borrow up to an additional $250.0 million under a revolver that is part of our new credit facilities.

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

In addition, we must comply with the covenants in our credit facilities. Among other things, these covenants restrict our ability to grant liens, incur additional indebtedness, pay dividends and conduct transactions with affiliates. Failure to meet any of the covenant terms of our credit facilities could result in an event of default. If an event of default occurs, and we are unable to receive a waiver of default, our lenders may increase our borrowing costs, restrict our ability to obtain additional borrowings and accelerate all amounts outstanding.

We may incur goodwill, intangible asset or other long-lived asset impairment charges in the future.

Our business acquisitions typically result in the recording of goodwill and intangible assets, and the recorded values of those assets may become impaired in the future. As of December 31, 2009, goodwill totaled approximately $4.8 billion and intangible assets, net of accumulated amortization, totaled approximately $1.6 billion. The determination of the value of such goodwill and intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. Goodwill for our three reporting units are reviewed for impairment annually, or in interim periods if certain events occur indicating that the carrying value may be impaired. We test for impairment during the fourth quarter of our fiscal year using October 1st carrying values. We assess potential impairments to goodwill and intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Considerable management judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate cash flow. Our judgments regarding the existence of impairment indicators and future cash flows related to goodwill and intangible assets are based on operational performance of our acquired businesses, market conditions, relevant trading multiples of comparable companies, the trading price of our common stock and other factors. Although there are inherent uncertainties in this assessment process, the estimates and assumptions we use are consistent with our internal planning. However, disruptions to our business, such as continued economic weakness and unexpected significant declines in operating results of reporting units, may result in our having to perform a goodwill impairment test for some or all of our reporting units prior to the required annual assessment. These types of events and the resulting analysis could result in goodwill or intangible asset impairment charges in the future. For goodwill, if the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill is less than the carrying value. For intangible assets, impairment exists if the carrying value of the intangible asset exceeds its fair value.

We also assess potential impairments to our other long-lived assets, including equity method investments, property and equipment and other assets, when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the carrying amount of the long-lived asset exceeds its fair value and is not recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results.

If we incur goodwill, intangible asset or other long-lived asset impairment charges in the future our operating results could be adversely affected.

Our investment in NASDAQ Dubai may result in an additional impairment charge and could harm us in other ways.

In exchange for $50 million in cash and the entry into certain licensing and technology agreements, we acquired 33 1/3% of the outstanding equity of NASDAQ Dubai in 2008. At that time, NASDAQ OMX valued its total NASDAQ Dubai investment at $128 million. In December 2009, we agreed to participate in the realignment of the ownership structure of NASDAQ Dubai. As part of this realignment, NASDAQ Dubai will become a wholly-owned subsidiary of DFM, a publicly traded company controlled by Borse Dubai. We will receive a 1% equity interest in DFM in exchange for our equity interest in NASDAQ Dubai. Our existing technology and trademark licensing arrangements with Borse Dubai and NASDAQ Dubai will remain unchanged. The realignment is expected to be completed during the first half of 2010 and, at that time, we may record a gain or a loss based on the then-current market price of DFM shares and the then-current carrying value of our investment in NASDAQ Dubai.

Additionally, the licensing and technology agreements we have entered into with NASDAQ Dubai may have an adverse effect on us to the extent that our brand is not promoted in a manner that benefits our shareholders. We may not be able to terminate these agreements or end our association with NASDAQ Dubai in a manner that would prevent harm to our brand and reputation, particularly in certain key emerging markets. Our agreements with NASDAQ Dubai also prevent or limit us from seeking opportunities to grow our business in certain regions, and this may have a negative impact on our ability to enter those markets in the future.

The regulatory framework under which we operate and new regulatory requirements or new interpretations of existing regulatory requirements could require substantial time and resources for compliance, which could make it difficult and costly for us to operate our business.

Our business is subject to extensive regulation. Under current U.S. federal securities laws, changes in the rules and operations of our markets, including our pricing structure, must be reviewed and in many cases explicitly approved by the SEC. The SEC may approve, disapprove, or recommend changes to proposals that we submit. In addition, the SEC may delay either the approval process or the initiation of the public comment process. Any delay in approving changes, or the altering of any proposed change, could have an adverse effect on our business, financial condition and operating results. We must compete not only with ATSs that are not subject to the same SEC approval process but also with other exchanges that may have lower regulation and surveillance costs than us. There is a risk that trading will shift to exchanges that charge lower fees because, among other reasons, they spend significantly less on regulation.

Furthermore, certain of our other businesses, including NFX, the clearinghouse operated by IDCG and Agora-X, are subject to regulation by the CFTC. In addition, our registered broker-dealer subsidiaries, Nasdaq Execution Services, LLC and NASDAQ Option Services, LLC, are subject to regulation by the SEC, FINRA and other self-regulatory organizations. These subsidiaries are subject to regulatory requirements intended to ensure their general financial soundness and liquidity, which require that they comply with certain minimum capital requirements. The SEC and FINRA impose rules that require notification when net capital falls below certain predefined criteria, dictate the ratio of debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the Uniform Net Capital Rule and NYSE and FINRA rules impose certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC, the NYSE and FINRA for certain withdrawals of capital. Any failure to comply with these broker-dealer regulations could have a material adverse effect on the operation of our business, financial condition and operating results.

Our non-U.S. business is subject to regulatory oversight in all the countries in which we operate regulated businesses, such as operating exchanges or CSDs. The countries in which we currently operate or share ownership in regulated businesses include Sweden, Finland, Denmark, Iceland, Estonia, Lithuania, Latvia, Norway, Armenia, Switzerland, the Netherlands and the United Kingdom. In all the aforementioned countries, we have received authorization from the relevant authorities to conduct our regulated business activities. The authorities may revoke this authorization if we do not suitably carry out our regulated business activities. The authorities are also entitled to request that we adopt measures in order to ensure that we continue to fulfill the authorities’ requirements.

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

We have obligations to regulate and monitor activities on our markets and ensure compliance with applicable law and the rules of our markets by market participants and listed companies. In the U.S., the SEC staff has expressed concern about potential conflicts of interest of “for-profit” markets performing the regulatory functions of a self-regulatory organization. Although our U.S. cash equities and options exchanges outsource the majority of their market regulation functions to FINRA, we do perform regulatory functions related to our listed companies and our markets. Any failure by us to diligently and fairly regulate our markets or to otherwise fulfill our regulatory obligations could significantly harm our reputation, prompt SEC scrutiny and adversely affect our business and reputation.

Our Nordic and Baltic exchanges also monitor trading and compliance with listing standards. They monitor the listing of equities and other financial instruments. The prime objective of such monitoring activities is to promote confidence in the exchanges among the general public and to ensure fair and orderly functioning markets. The monitoring functions within the exchanges comprising NASDAQ OMX Nordic and NASDAQ OMX Baltic are the responsibility of the surveillance departments or other surveillance personnel. The surveillance departments or personnel are intended to strengthen the integrity of and confidence in these exchanges and to avoid conflicts of interest. Any failure to diligently and fairly regulate the Nordic and Baltic exchanges could significantly harm our reputation, prompt scrutiny from regulators and adversely affect our business and reputation.

We are exposed to credit risk from third parties, including customers, counterparties and clearing agents.

We are exposed to credit risk from third parties, including customers, counterparties and clearing agents. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons.

Our subsidiaries Nasdaq Execution Services and NASDAQ Options Services may be exposed to credit risk, due to the default of trading counterparties, in connection with the clearing and routing services they provide for our trading customers. System trades in equities routed to other market centers for members of The NASDAQ Stock Market are cleared by Nasdaq Execution Services, as a member of the National Securities Clearing Corporation, or NSCC. System trades in derivative contracts for the opening and closing cross and trades routed to other market centers are cleared by NASDAQ Options Services, as a member of the OCC. Pursuant to the rules of the NSCC and Nasdaq Execution Services’ clearing agreement, Nasdaq Execution Services also is liable for any losses incurred due to counterparty or a clearing agent’s failure to satisfy its contractual obligations, either by making payment or delivering securities. Pursuant to the rules of the OCC and NASDAQ Options Services’ clearing agreement, NASDAQ Options Services also is liable for any losses incurred due to counterparty or a clearing agent’s failure to satisfy its contractual obligations, either by making payment or delivering securities. Adverse movements in the prices of securities and derivative contracts that are subject to these transactions can increase our credit risk. Credit difficulties or insolvency or the perceived possibility of credit difficulties or insolvency of one or more larger or visible market participants could also result in market-wide credit difficulties or other market disruptions.

In addition, through our NASDAQ OMX Commodities, NASDAQ OMX Stockholm and IDCG clearing operations, we act as a counterparty in each transaction and thereby guarantee the fulfillment of each contract. We also are required to pledge collateral for commitments with other clearinghouses.

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

Many aspects of our business potentially involve substantial liability risks. Although we are immune from private suits for self-regulatory organization activities, this immunity only covers certain of our activities in the U.S., and we could be exposed to liability under national and local laws, court decisions and rules and regulations promulgated by regulatory agencies.

In the U.S., we are subject to oversight by the SEC, and our subsidiaries NFX, IDCG and Agora-X are subject to oversight by the CFTC. In the case of non-compliance with our obligations under either the securities or commodities laws, we could be subject to investigation and judicial or administrative proceedings that may result in substantial penalties.

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

We are highly dependent on the continued services of Robert Greifeld, our Chief Executive Officer, and other executive officers and key employees who possess extensive financial markets knowledge and technology skills. We do not have employment agreements with some of these key executive officers. We do not maintain “key person” life insurance policies on any of our executive officers, managers, key employees or technical personnel. The loss of the services of these persons for any reason, as well as any negative market or industry perception arising from those losses, could have a material adverse effect on our business, financial condition and operating results.

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

•	the ability to execute our business plan, key initiatives or new business ventures and the ability to keep up with changing customer demand;

•	the quality of our disclosure controls or internal controls over financial reporting, including any failures in supervision;

•	any negative publicity surrounding our listed companies;

•	security breaches, including any unauthorized delivery of proprietary data to third parties or physical security breaches;

•	management of our outsourcing partnerships, especially our relationship with FINRA; and

•	any misconduct or fraudulent activity by our employees or other persons formerly or currently associated with us.

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

Over the past year, acquisitions have been significant factors in our growth. Although we cannot predict our rate of growth as the result of acquisitions with complete accuracy, we believe that additional acquisitions or entering into partnership and joint ventures will be important to our growth strategy. Many of the other potential purchasers of assets in our industry have greater financial resources than we have. Therefore, we cannot be sure that we will be able to complete future acquisitions on terms favorable to us.

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

In our technology operations, we have invested substantial amounts in the development of system platforms and in the rollout of our platforms throughout the company. Although investments are carefully planned, there can be no assurance that the demand for such platforms will justify the related investments and that the future levels of transactions executed on these platforms will be sufficient to generate an acceptable return on such investments. If we fail to generate adequate revenue from planned system platforms, or if we fail to do so within the envisioned timeframe, it could have an adverse effect on our results of operations and financial condition.

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

In accordance with U.S. GAAP, we are accounting for the completion of our acquisitions using the purchase method of accounting. We are allocating the total estimated purchase prices to net tangible assets, amortizable intangible assets and indefinite-lived intangibles, and based on their fair values as of the date of completion of the acquisitions, recording the excess of the purchase price over those fair values as goodwill. Our financial results, including earnings per share, or EPS, could be adversely affected by a number of financial adjustments required by U.S. GAAP including the following:

•	we will incur additional amortization expense over the estimated useful lives of certain of the intangible assets acquired in connection with acquisitions during such estimated useful lives;

•	we may have additional depreciation expense as a result of recording purchased tangible assets at fair value, in accordance with U.S. GAAP, as compared to book value as recorded;

•	to the extent the value of goodwill or intangible assets becomes impaired, we may be required to incur material charges relating to the impairment of those assets; and

•	we will incur certain adjustments to reflect the financial condition and operating results under U.S. GAAP and U.S. dollars.

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

Sales of a substantial number of shares of our common stock in the public markets, or the perception that these sales might occur, could cause the market price of our common stock to decline or could impair our ability to raise capital through a future sale of, or pay for acquisitions using, our equity securities. As of December 31, 2009, there were 211,385,464 shares of our common stock outstanding. All of our common stock is freely transferable, except shares held by our “affiliates,” as defined in Rule 144 under the Securities Act.

The number of freely transferable shares of our common stock will increase upon any exercise of outstanding options pursuant to our stock compensation and stock award plan for our employees. There were 6.8 million options exercisable as of December 31, 2009 at a weighted average exercise price of $12.56.

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

In response to the SEC’s concern about a concentration of our ownership, the rules of our U.S. exchanges include a rule prohibiting any member or any person associated with a member of the exchange from beneficially owning more than 20% of our outstanding voting interests. SEC consent would be required before any investor could obtain more than a 20% voting interest in us. The rules of our U.S. exchanges also require the SEC’s approval of any business ventures with one of our members, subject to exceptions.

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

In addition to the above, we currently lease administrative, sales and disaster preparedness facilities in California, Illinois, Massachusetts, Minnesota, New Jersey, Oregon and Washington, DC.

Generally, our properties are not earmarked for use by a particular segment; instead, most of our properties are used by two or more segments. We believe the facilities we occupy are adequate for the purposes for which they are currently used and are well-maintained.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been listed on The NASDAQ Stock Market (formerly The Nasdaq National Market) since February 10, 2005, under the ticker symbol “NDAQ.” From July 1, 2002 through February 9, 2005, our common stock traded on the OTCBB under the symbol “NDAQ.”

The following chart lists the quarterly high and low sales prices for shares of our common stock for fiscal years 2009 and 2008. These prices are between dealers and do not include retail markups, markdowns or other fees and commissions and may not represent actual transactions.

	High	Low
Fiscal 2009
Fourth quarter	$21.02	$17.63
Third quarter	23.24	18.71
Second quarter	22.93	17.51
First quarter	27.39	18.35
Fiscal 2008
Fourth quarter	$34.88	$14.96
Third quarter	38.81	22.76
Second quarter	42.29	26.47
First quarter	49.90	34.75

As of February 3, 2010, we had approximately 1,006 holders of record of our common stock. As of February 3, 2010, the closing price of our common stock was $19.06. Our credit facilities restrict our ability to pay dividends. Before our credit facilities were in place, it was not our policy to declare or pay cash dividends on our common stock.

Issuer Purchases of Equity Securities

Repurchases made in the fiscal quarter ended December 31, 2009 (in whole number of shares):

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Units)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 2009	11,299	$18.30	—	—
November 2009	14	18.46	—	—
December 2009	51,543	19.64	—	—

Total	62,856	$19.40	—	—

The shares repurchased during the fourth quarter of 2009 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants.

PERFORMANCE GRAPH

The following graph compares the total return of our common stock with certain indices and a peer group. These include the NASDAQ Composite Stock Index and the Standard & Poor’s, or S&P, 500 Stock Index as well as the peer group. The peer group includes the CME Group Inc., Deutsche Börse AG, Intercontinental Exchange Inc., LSE, and NYSE Euronext. Information for the indices and the peer group is provided from December 31, 2004 through December 31, 2009. The figures represented below assume an initial investment of $100 in the common stock or index at the closing price on December 31, 2004 and the reinvestment of all dividends.

	12/04	12/05	12/06	12/07	12/08	12/09
The NASDAQ OMX Group, Inc.	100.00	344.90	301.86	485.20	242.25	194.31
NASDAQ Composite	100.00	101.33	114.01	123.71	73.11	105.61
S&P 500	100.00	104.91	121.48	128.16	80.74	102.11
Peer Group	100.00	159.42	277.66	431.54	143.46	194.17

Item 6. Selected Financial Data.

On February 27, 2008, Nasdaq and OMX AB combined their businesses and Nasdaq was renamed The NASDAQ OMX Group, Inc. Under the purchase method of accounting, Nasdaq was treated as the accounting and legal acquirer in the business combination with OMX AB. We also completed our acquisitions of PHLX in July 2008, BSX in August 2008 and certain businesses of Nord Pool in October 2008. These acquisitions also have been treated as purchases for accounting purposes, with NASDAQ OMX treated as the acquirer. Additionally, we purchased a majority stake in IDCG in December 2008 and a 20% aggregate equity interest in Agora-X (13.3% in March 2008 and an additional 6.7% in December 2008). In January 2009, we acquired a 22% equity interest in EMCF and in December 2009, we entered into an agreement to increase our ownership interest in Agora-X to 85% resulting in a majority stake. The financial results of these transactions are included in the consolidated financial results beginning on the date of each acquisition or strategic initiative.

The following table sets forth selected financial data on a historical basis for NASDAQ OMX. The following information should be read in conjunction with the consolidated financial statements and notes thereto of NASDAQ OMX included elsewhere in this Form 10-K.

Selected Financial Data

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in millions, except share and per share amounts)
Statements of Income Data:
Total revenues(1)	$3,409	$3,650	$2,436	$1,658	$880
Cost of revenues(1)	(1,956)	(2,190)	(1,624)	(971)	(354)

Revenues less liquidity rebates, brokerage, clearance and exchange fees	1,453	1,460	812	687	526
Total operating expenses	850	820	447	467	412
Operating income	603	640	365	220	114
Net income attributable to NASDAQ OMX	266	314	518	128	62
Net income applicable to common stockholders	266	314	518	127	55
Basic and diluted earnings per share:
Basic earnings per share	$1.30	$1.65	$4.47	$1.22	$0.68

Diluted earnings per share	$1.25	$1.55	$3.46	$0.95	$0.57

Weighted-average common shares outstanding for earnings per share:
Basic	204,698,277	190,362,605	116,064,240	104,311,040	80,543,397
Diluted	214,537,907	204,514,862	152,528,691	144,228,855	111,913,715

	December 31,
	2009	2008	2007	2006	2005
	(in millions)
Balance Sheets Data:
Cash and cash equivalents and financial investments(2)	$902	$601	$1,325	$1,950	$345
Total assets(2)	10,722	12,752	2,979	3,716	2,047
Total long-term liabilities(2)	2,896	3,372	360	1,798	1,467
Total equity	4,944	4,303	2,208	1,457	253

(1)	We record execution revenues from transactions on a gross basis in revenues and record related expenses as cost of revenues.
(2)

At December 31, 2006, cash and cash equivalents and financial investments included our investment in shares of LSE. Unrealized gains and losses, including foreign currency gains, were included in accumulated other comprehensive income until the sale of the shares in September 2007. On September 25, 2007, we completed the sale of shares at that time representing 28.0% of the share capital of LSE to Borse Dubai for $1.6 billion in cash. We sold the remaining substantial balance of our holdings in LSE in open market transactions for approximately $194 million in cash on September 26, 2007 for total proceeds of $1.8 billion. As a result of the sale, we recognized a $431 million pre-tax gain which is net of $18 million of costs directly related to the sale, primarily broker fees. On September 28, 2007, we used approximately $1.1 billion of the proceeds from the above transactions to repay in full and terminate our former credit facilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of the financial condition and results of operations of NASDAQ OMX in conjunction with our consolidated financial statements and related notes included in this Form 10-K, as well as the discussion under “Item 1A. Risk Factors.”

Overview

On February 27, 2008, Nasdaq and OMX AB combined their businesses and Nasdaq was renamed The NASDAQ OMX Group, Inc. Under the purchase method of accounting, Nasdaq was treated as the accounting and legal acquirer in the business combination with OMX AB. We also completed our acquisitions of PHLX in July 2008, BSX in August 2008 and certain businesses of Nord Pool in October 2008. These acquisitions also have been treated as purchases for accounting purposes, with NASDAQ OMX treated as the acquirer. Additionally, we purchased a majority stake in IDCG in December 2008 and a 20% aggregate equity interest in Agora-X (13.3% in March 2008 and an additional 6.7% in December 2008). In January 2009, we acquired a 22% equity interest in EMCF and in December 2009, we entered into an agreement to increase our ownership interest in Agora-X to 85% resulting in a majority stake. The financial results of these transactions are included in the consolidated financial results beginning on the date of each acquisition or strategic initiative.

Financial Highlights

The comparability of our operating results for the year ended December 31, 2009 to the same periods in 2008 and 2007 is significantly impacted by our business combination with OMX AB as well as the acquisition of PHLX and our Nord Pool transaction. In our discussion and analysis of results of operations, we have quantified the contribution of additional revenues or expenses resulting from the operations of OMX, NASDAQ OMX PHLX and NASDAQ OMX Commodities wherever such amounts were material. While identified amounts may provide indications of general trends, the analysis cannot completely address the effects attributable to integration efforts.

In addition, fluctuations in the value of foreign currencies relative to the U.S. dollar impacted our operating results. Impacts associated with fluctuations in foreign currency are discussed in more detail under “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.” For the year ended December 31, 2009, approximately 34.5% of our revenues less liquidity rebates, brokerage, clearance and exchange fees and 21.2% of our operating income were derived in currencies other than the U.S. dollar, primarily the Swedish Krona, Euro and Norwegian Krone.

In countries with currencies other than the U.S. dollar, revenues and expenses are translated using monthly average exchange rates. The following discussion of results of operations eliminates the impact of year-over-year foreign currency fluctuations to better measure the comparability of operating results between periods. Operating results excluding the impact of foreign currency fluctuations are calculated by translating the current year’s results by the prior period’s exchange rates.

The following summarizes significant changes in our financial performance for the year ended December 31, 2009 when compared with the same period in 2008:

•

Revenues less liquidity rebates, brokerage, clearance and exchange fees decreased $7 million, or 0.5%, to $1,453 million in 2009, compared with $1,460 million in 2008, reflecting an unfavorable impact from foreign exchange of $45 million, partially offset by a $38 million increase due to operational growth. The operational growth was primarily due to:

•	an increase in derivative trading and clearing revenues mainly due to:

•	the inclusion of NASDAQ OMX PHLX’s derivative trading revenues for the full twelve-month period in 2009 compared to five months in 2008 combined with an increase in market share; and

•	the inclusion of NASDAQ OMX Commodities derivative trading and clearing revenues for the full twelve-month period in 2009 compared to two months in 2008;

•	an increase in Market Technology revenues mainly due to:

•	the inclusion of revenues for the full twelve-month period in 2009 compared to ten months in 2008 as well as increased deliveries of market technology contracts during 2009; and

•	an increase in access services revenues mainly due to:

•

revised fees for access services and increases in customer demand for network connectivity as well as continued expansion of our co-location services and the inclusion of NASDAQ OMX PHLX’s access services revenues for the full twelve-month period in 2009 compared to five months in 2008.

The increase in operational growth was partially offset by a decrease in U.S. cash equity trading revenues less liquidity rebates, brokerage, clearance and exchange fees due to a decrease in the number of shares matched and routed on NASDAQ’s trading system and a decrease in Issuer Services revenues primarily due to lower annual renewal fees resulting from fewer listed companies.

•

Operating expenses increased $30 million, or 3.7%, to $850 million in 2009, compared with $820 million in 2008, reflecting an increase in operating expenses of $63 million, partially offset by a favorable impact from foreign exchange of $33 million. The increase in operating expenses was primarily due to the inclusion of OMX’s operating expenses for the full twelve-month period in 2009 compared to ten months in 2008, as well as the inclusion of NASDAQ OMX PHLX’s operating expenses for the full twelve-month period in 2009 compared to five months in 2008.

•

Net interest expense increased $27 million, or 43.5%, to $89 million in 2009, compared with $62 million in 2008, primarily reflecting a full twelve months of interest expense in 2009 for the debt outstanding related to our business combination with OMX AB compared to ten months of debt outstanding in 2008. In addition, interest expense increased due to an increase in our outstanding debt obligations related to the acquisitions of PHLX and certain businesses of Nord Pool that were completed in the second half of 2008.

•

Income (loss) from unconsolidated investees, net was a net loss of $107 million in 2009, compared with net income of $27 million in 2008. The net loss for 2009 is primarily due to $87 million of impairment charges ($82 million on our NASDAQ Dubai investment and $5 million on our Agora-X investment), as well as a $19 million loss related to the sale of our share capital in Orc Software AB, or Orc. The net income for 2008 was primarily related to the NASDAQ Dubai transaction.

•

Debt conversion expense was $25 million for 2009 and was related to the conversion of most of our 3.75% convertible notes into common stock. The $25 million expense included a cash inducement of $9 million, the present value of series A convertible preferred stock issued totaling $15 million, and debt issuance and other costs of $1 million.

•

Asset impairment charges of $42 million in 2008 were due to a non-cash other-than-temporary impairment charge of $35 million related to a long-term available-for-sale investment security and a non-cash impairment loss of $7 million from the write-down of finite-lived intangible assets, primarily related to our insurance agency business.

•

Loss on foreign currency contracts, net of $58 million in 2008 was primarily related to the Nord Pool acquisition and losses on forward currency contracts used to limit our exposure to foreign currency exchange rate fluctuations on contracted revenue streams partially offset by gains on foreign currency contracts related to our business combination with OMX AB.

These current and prior year items are discussed in more detail below.

Business Environment

We serve listed companies, market participants and investors by providing high quality cash equity, fixed-income and derivative markets, thereby facilitating economic growth and corporate entrepreneurship. We also provide market technology to exchanges and markets around the world. In broad terms, our business performance is impacted by a number of drivers including macroeconomic events affecting the risk and return of financial assets, investor sentiment, government and private sector demands for capital, the regulatory environment for primary and secondary equity markets, and the changing technology in the financial services industry. Our future revenues and net income will continue to be influenced by a number of domestic and international economic trends including:

•	Trading volumes, particularly in U.S. and Nordic equity and derivative securities, which are driven primarily by overall macroeconomic conditions;

•

The number of companies seeking equity financing, which is affected by factors such as investor demand, the global economy, availability of diverse sources of financing, and tax and regulatory policies;

•	The ability of the credit markets to provide liquidity to our technology customers, suppliers, trading participants, and listed companies;

•	The financial well being of existing market participants following the financial, organizational, and operational stresses of the recent past;

•	The emergence of new market participants seeing opportunities in the recovering global economy;

•	The ability of our fixed-income issuers’ to access the credit markets;

•	The increasing optimism of our technology customers arising from the recent securities market rise and economic stabilization;

•	Continuing pressure in transaction fee pricing due to intense competition in the U.S. and Europe;

•	Competition for listings and trade executions related to pricing, and product and service offerings; and

•	Other technological advancements and regulatory developments.

Currently our business drivers are characterized by improvement in investors’ outlook for financial institutions and global economic growth, continued declines in the levels of market volatility, emerging industry reaction to regulatory initiatives and continued rapid evolution and deployment of new technology in the financial services industry. The business environment that influenced our financial performance for the full year of 2009 can be characterized as follows:

•

A modestly increased pace for new equity issuance relative to 2008 in the U.S. with 67 IPOs across all exchanges in the U.S. and 33 new IPOs on The NASDAQ Stock Market. IPO activity remained severely depressed in the Nordics with one IPO on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic;

•	Extremely limited access to debt and equity capital for both new and established companies during the first half of the year with marked improvement over the course of the year;

•

A 21% reduction in activity experienced by The NASDAQ Stock Market relative to 2008 in U.S. equity matched shares, partially offset by the share volume growth of NASDAQ OMX BX. Matched share volume for all our U.S. markets declined 15% in 2009 driven by decreased trading levels resulting from diminished volatility, a loss of market share and a decline in overall activity relative to the highly elevated trading levels of 2008 due to the financial crisis;

•	A 0.5% decrease relative to 2008 in the number of equity transactions on our Nordic and Baltic exchanges driven by decreased participant trading in response to changed economic conditions;

•

A 27% decrease relative to 2008 in the value of equity transactions on our Nordic and Baltic exchanges resulting from lower equity valuations, lower trading activity due to diminished volatility and the relative return of overall trading activity to levels predating the financial crisis;

•

A 23% decline experienced by our Nordic and Baltic exchanges relative to 2008 in number of traded derivatives contracts in equity related products (excluding EDX London Limited, or EDX, and Eurex) driven by reduced volatility and by the changed economic climate;

•	A 15% decrease relative to 2008 in number of cleared derivatives contracts in fixed-income related products on our Nordic and Baltic exchanges;

•	Intense competition among U.S. exchanges for both equity trading volume and listings, and strong competition between MTFs and exchanges in Europe for equity trading volume;

•	Globalization of exchanges, customers and competitors extending the competitive horizon beyond national markets;

•	Consolidation of major global customers as financial institutions are acquired, merged, and restructured; and

•

Market trends requiring continued investment in technology to meet customers’ demands for speed, capacity, and reliability as markets adapt to a global financial industry, as increasing numbers of new companies surface, and as emerging countries show ongoing interest in developing their financial markets.

2010 Outlook

We launched several strategic initiatives during 2009 which should benefit us during the challenging economic environment anticipated for 2010. For the second year in a row, more share value traded on The NASDAQ Stock Market than on any other single equities exchange in the world. Our platform continues to stand out as a reliable, flexible, and high capacity system delivering high levels of execution quality and speed under even the extremely demanding market conditions that existed in the first half of 2009. We continued to expand the application of our U.S. INET trading system with the successful launch of NASDAQ OMX BX equities and the re-platforming of NASDAQ OMX PHLX options in 2009. The standout performance and flexibility of our technology has enabled us to enter new markets with a low cost and highly regarded platform offering strong performance to both existing and new clients and creating additional sales opportunities to both our Transactions Services and Market Data businesses.

Our experiences with applying INET technology to The NASDAQ Options Market, NASDAQ OMX BX equities, NASDAQ OMX PHLX options and NASDAQ OMX Europe equities form the basis for our domestic outlook for 2010. By using NASDAQ OMX high performance systems, NASDAQ OMX BX became the fastest growing U.S. stock exchange in 2009 and is currently the fifth largest U.S. equity exchange. The flexibility of INET technology has been demonstrated by its ability to power the NASDAQ OMX PHLX options market as a complementary market to The NASDAQ Options Market but at a significantly reduced technology-related cost. We intend to further leverage the flexibility of INET to launch a new equities market, subject to SEC approval, using the NASDAQ OMX PHLX license, which will prioritize trading according to price and order size, thereby offering an exchange alternative to institutional and block traders. Our investment in IDCG created an opportunity for entering the clearing business for interest rate swap products.

In February 2010, we replaced the matching technology of the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic with the INET technology platform, thereby providing the benefits of INET to these marketplaces and demonstrating the flexibility of the INET system to power exchanges outside the U.S. We expect the extension of our world class technology systems, such as INET, across our exchanges to further enhance our competitive position and to open new opportunities for technology sales.

At the end of 2009, there were signs of a recovery in the IPO market and we expect the demand for public equity capital from companies seeking to position themselves for a return of global economic growth to power further increases in the number of IPOs. Furthermore, an improved outlook for equity investments and the number of recession-proven private companies seeking capital will add to the IPO pipeline in 2010. We continue to leverage the opportunities in market data brought about by the breadth of NASDAQ OMX’s data distribution capabilities by offering new data products to our customer base and by strengthening our direct relationships with those customers.

We believe that the most challenging economic conditions in this cycle are behind us and the year ahead will likely prove more positive for our business drivers and our operations. We believe that our aggressive steps in meeting our cost, revenue, and technology synergies in 2008 and 2009 will enable us to benefit from improving economic conditions in 2010. We expect to further diversify our business with enhanced product offerings and/or acquisitions which are complementary to our existing businesses.

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

Sources of Revenues and Cost of Revenues

Market Services Revenues

Transaction Services

U.S. Cash Equity Trading

U.S. cash equity trading revenues are variable, based on service volumes, and recognized as transactions occur. We charge transaction fees for executing cash equity trades in NASDAQ-listed and other listed securities on The NASDAQ Stock Market and NASDAQ OMX BX as well as on orders that are routed to other market venues for execution.

We credit a portion of the per share execution charge to the market participant that provides the liquidity and record the liquidity rebate as a cost of revenues in the Consolidated Statements of Income. These liquidity rebates are paid on a monthly basis and the amounts due are included in accounts payable and accrued expenses in the Consolidated Balance Sheets. Also, we pay Section 31 fees to the SEC for supervision and regulation of securities markets. We pass these costs along to our customers through our cash equity trading fees. We collect the fees as a pass-through charge from organizations executing eligible trades on NASDAQ’s and NASDAQ OMX BX’s platforms and we recognize these amounts in cost of revenues when invoiced. Section 31 fees received are included in cash and cash equivalents in the Consolidated Balance Sheets at the time of receipt and, as required by law, the amount due to the SEC is remitted semiannually and recorded as Section 31 fees payable to the SEC in the Consolidated Balance Sheets until paid. Since the amount recorded in revenues is equal to the amount recorded in cost of revenues, there is no impact on our revenues less liquidity rebates, brokerage, clearance and exchange fees. As we hold the cash received until payment to the SEC, we earn interest income on the related cash balances.

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

Similar to U.S. cash equity trading, we credit a portion of the per share execution charge to the market participant that provides the liquidity and record the liquidity rebate as a cost of revenues in the Consolidated Statements of Income. Also, we pay Section 31 fees to the SEC for supervision and regulation of securities markets. See “U.S. Cash Equity Trading” above for further discussion.

European Derivative Trading and Clearing

European derivative trading and clearing revenues are also variable, based on service volumes and recognized as transactions occur. Derivative trading and clearing is conducted on NASDAQ OMX Stockholm and NASDAQ OMX Copenhagen. The principal types of derivative contracts traded are stock options and futures, index options and futures, fixed-income options and futures and stock loans. On NASDAQ OMX Stockholm, we offer clearing services for fixed-income options and futures, stock options and futures and index options and futures by serving as the CCP. In doing so, we guarantee the completion of the transaction and market participants can thereby limit their counterparty risk.

European derivative trading and clearing revenues also include commodities clearing revenues. NASDAQ OMX Commodities, together with third party partner Nord Pool, provides access to the world’s largest power derivatives markets and one of Europe’s largest carbon markets. NASDAQ OMX Commodities offers international derivatives and carbon products, operates a clearing business and offers consulting services to commodities markets globally. Nord Pool is responsible for exchange operations and trading activities. Our clearing revenues from trading transactions on Nord Pool are variable, based on service volumes and recognized as they are cleared. We also have clearing revenues for contracts traded on the OTC derivative market which are also recognized when contracts are cleared.

In February 2010, the board of directors of Nord Pool exercised their put option to sell Nord Pool’s Nordic power derivatives operations to NASDAQ OMX, subject to regulatory approval. See “Acquisition of Nordic Power Derivatives Operations,” of Note 19, “Subsequent Events,” to the consolidated financial statements for further discussion.

Access Services

We generate revenues by providing market participants with several alternatives for accessing our markets for a fee. The type of connectivity is determined by the level of functionality a customer needs. As a result, access services revenues vary depending on the type of connection provided to customers. We provide co-location services to market participants whereby firms may lease space for equipment within our data center. These participants are charged monthly fees for cabinet space, connectivity and support. We also earn revenues from annual and monthly exchange membership and registration fees. Revenues for providing access to our markets, co-location services and revenues for monthly exchange membership and registration fees are recognized on a monthly basis as the service is provided. Revenues from annual fees for exchange membership and registration fees are recognized ratably over the following 12-month period.

Market Data

Market Data revenues are earned from U.S. tape plans and U.S. and European proprietary market data products.

Net U.S. Tape Plans

Revenues from U.S. tape plans include eligible UTP Plan revenues which are shared among UTP Plan participants. Under the revenue sharing provision of the UTP Plan, we are permitted to deduct costs associated with acting as the exclusive Securities Information Processor from the total amount of tape fees collected. After these costs are deducted from the tape fees, we distribute to the respective UTP Plan participants, including The NASDAQ Stock Market and NASDAQ OMX BX, their share of tape fees based on a formula, required by Regulation NMS that takes into account both trading and quoting activity. In addition, all quotes and trades in NYSE- and NYSE Amex-listed securities are reported and disseminated in real time, and as such, we share in the tape fees for information on NYSE- and NYSE Amex-listed securities. Revenues from net U.S. tape plans are recognized on a monthly basis.

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

Broker Services

Our Broker Services operations offer technology and customized securities administration solutions to financial participants in the Nordic market. The primary services offered are flexible back-office systems. Our services allow customers to entirely or partly outsource their company’s back-office functions. Revenues from broker services are based on a fixed basic fee for administration or licensing, maintenance and operations, and a variable portion that depends on the number of transactions completed. Broker Services revenues are recognized on a continuous basis as services are rendered. In November 2009, we sold our Broker Services operations in the United Kingdom to TD Waterhouse and recorded a gain of $5 million which is included in gain on sales of businesses in the Consolidated Statements of Income. The sale of our Broker Services operations in the United Kingdom will not have a material impact on our future consolidated results of operations.

Issuer Services Revenues

Global Listing Services

Listing Services revenues in the U.S. include annual renewal fees, listing of additional shares fees and initial listing fees. Annual renewal fees are recognized ratably over the following 12-month period. Listing of additional shares fees and initial listing fees are recognized on a straight-line basis over estimated service periods, which are four and six years, respectively, based on our historical listing experience and projected future listing duration. European listing fees, which are comprised of revenues derived from annual fees received from companies listed on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic, are directly related to the listed companies’ market capitalization on a trailing 12-month basis. These revenues are recognized ratably over the following 12-month period.

Global Listing Services revenues also include fees from Corporate Services which include subscription income from Shareholder.com and Directors Desk, fees from GlobeNewswire and revenues from Corporate Services Nordic. Prior to October 2009, Corporate Services revenues also included commission income from our Carpenter Moore insurance agency business. In October 2009, we sold substantially all of our Carpenter Moore insurance agency business and recorded a gain of $7 million, which is included in gain on sales of businesses in the Consolidated Statements of Income. The sale of our Carpenter Moore business will not have a material impact on our future consolidated results of operations. Fee income for services other than placement of insurance coverage is recognized as those services are provided. Broker commission adjustments and commissions on premiums billed directly by underwriters were recognized when such amounts could be reasonably estimated. Shareholder.com revenues are based on subscription agreements with customers. Revenues from subscription agreements are recognized ratably over the contract period, generally one year in length. As part of subscription services, customers also are charged usage fees based upon actual usage of the services provided. Revenues from usage fees and other services are recognized when earned. Directors Desk revenues are based on subscriptions for online services for directors. Subscriptions are one year in length and revenues are recognized ratably over the year. GlobeNewswire generates fees primarily from wire distribution services, and revenues are recognized as services are provided. For our insurance agency business, commission income was recognized when coverage became effective, the premium due under the policy was known or could be reasonably estimated, and substantially all required services related to placing the insurance had been provided.

Global Index Group

We develop and license NASDAQ OMX branded indexes, associated derivatives and financial products as part of our Global Index Group business. Revenues primarily include license fees from these branded indexes, associated derivatives and financial products in the U.S. and abroad. We also generate revenues by licensing and listing third-party structured products and third-party sponsored ETFs. We primarily have two types of license agreements: transaction-based licenses and asset-based licenses. Transaction-based licenses are generally renewable long-term agreements. Customers are charged based on transaction volume or a minimum contract amount, or both. If a customer is charged based on transaction volume, we recognize revenue when the transaction occurs. If a customer is charged based on a minimum contract amount, we recognize revenue on a pro-rata basis over the licensing term. Asset-based licenses also are generally long-term agreements. Customers are charged based on a percentage of assets under management for licensed products, per the agreement, on a monthly or quarterly basis. These revenues are recorded on a monthly or quarterly basis over the term of the license agreement.

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

License, support and project revenues are derived from the system solutions developed and sold by NASDAQ OMX. After we have developed and sold a system solution, the customer licenses the right to use the software and may require post contract support and other services. In order to recognize revenues associated with each individual element of a multiple-element sales arrangement separately, we are required to establish the existence of Vendor Specific Objective Evidence, or VSOE, of fair value for each element. When VSOE for individual elements of an arrangement cannot be established, revenue is generally deferred and recognized over either the final element of the arrangement or the entire term of the arrangement for which the services will be delivered.

Many projects involve individual adaptations to the specific requirements of the customer, such as those relating to functionality and capacity. We may customize our software technology and make significant modifications to the software to meet the needs of our customers, and as such, we account for these arrangements under contract accounting. Under contract accounting, when VSOE for valuing certain elements of an arrangement cannot be established, total revenues, as well as costs incurred, are deferred until the customization and significant modifications are complete and are then recognized over the post contract support period. We include the deferral of this revenue in other liabilities and the deferral of costs in other assets in the Consolidated Balance Sheets.

When significant production, modification or customization of our software is not required, revenue and costs are recognized over the entire term of the arrangement, once the software has been delivered and services have commenced. We include the deferral of this revenue in other liabilities and the deferral of costs in other assets in the Consolidated Balance Sheets.

In addition, Market Technology license, support and project revenues also include amortization of the deferred revenue related to our contribution of technology licenses to NASDAQ Dubai. See “Combination with OMX AB and Strategic Partnership with Borse Dubai Limited,” of Note 3, “Acquisitions and Strategic Initiatives,” to the consolidated financial statements for further discussion of our transaction with NASDAQ Dubai.

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

	Year Ended December 31,
	2009	2008	2007
Market Services
Cash Equity Trading
NASDAQ securities
Average daily share volume (in billions)	2.24	2.28	2.17
Matched market share executed on NASDAQ	33.0%	43.2%	46.1%
Matched market share executed on NASDAQ OMX BX	1.4%	—	—
Market share reported to the FINRA/NASDAQ Trade Reporting Facility(1)	36.6%	22.6%	25.3%
Total market share(2)	71.0%	65.8%	71.4%
NYSE securities
Average daily share volume (in billions)	5.64	5.06	3.32
Matched market share executed on NASDAQ	15.7%	22.2%	17.1%
Matched market share executed on NASDAQ OMX BX	1.9%	—	—
Market share reported to the FINRA/NASDAQ Trade Reporting Facility(1)	32.1%	19.3%	18.0%
Total market share(2)	49.6%	41.5%	35.1%
NYSE Amex and regional securities
Average daily share volume (in billions)	1.89	1.49	0.59
Matched market share executed on NASDAQ	24.4%	35.1%	33.3%
Matched market share executed on NASDAQ OMX BX	1.4%	—	—
Market share reported to the FINRA/NASDAQ Trade Reporting Facility(1)	32.1%	16.2%	19.3%
Total market share(2)	57.9%	51.4%	52.7%
Total U.S.-listed equities
Matched share volume (in billions)	566.6	665.9	442.0
Matched market share executed on NASDAQ	21.3%	29.8%	29.1%
Matched market share executed on NASDAQ OMX BX	1.7%	—	—
NASDAQ OMX Nordic and NASDAQ OMX Baltic
Average daily number of equity trades	212,465	213,481	—
Average daily value of shares traded (in billions)	$3.1	$5.0	—
Derivative Trading and Clearing
U.S. Equity Options
Average daily volume (in millions)	13.4	13.0	—
NASDAQ OMX PHLX matched market share	17.9%	16.4%	—
The NASDAQ Options Market matched market share	3.1%	1.0%	—
NASDAQ OMX Nordic and NASDAQ OMX Baltic
Average Daily Volume:
Equity option and fixed-income contracts	329,350	418,773	—
Nordic equity option contracts traded on EDX	95,374	153,686	—
Finnish option contracts traded on Eurex	77,312	73,870	—
NASDAQ OMX Commodities
Clearing Turnover:
Power contracts (TWh)(3)	2,138	409	—
Carbon contracts (1000 tCO2)(3)	45,963	13,261	—

	Year Ended December 31,
	2009	2008	2007
Issuer Services
Initial public offerings:
NASDAQ	33	13	132
Exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic	1	17	—
New listings:
NASDAQ(4)	131	177	290
Exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic	12	28	—
Number of listed companies:
NASDAQ(5)	2,852	3,023	3,135
Exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic(6)	797	824	—
Market Technology
Order intake (in millions)(7)	$204	$229	—
Total order value (in millions)(8)	$417	$359	—

(1)	Transactions reported to the FINRA/NASDAQ Trade Reporting Facility.
(2)	Includes transactions executed on both NASDAQ’s and NASDAQ OMX BX’s systems plus trades reported through the FINRA/NASDAQ Trade Reporting Facility.
(3)	Transactions executed on Nord Pool and reported for clearing to NASDAQ OMX Commodities measured by Terawatt hours (TWh) and one thousand metric tons of carbon dioxide (1000 tCO2).
(4)	New listings include IPOs, including those completed on a best efforts basis, issuers that switched from other listing venues, closed-end funds and separately listed ETFs.
(5)	Number of listed companies for NASDAQ at period end, including separately listed ETFs.
(6)	Represents companies listed on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic and companies on the alternative markets, NASDAQ OMX First North, at period end.
(7)	Total contract value of orders signed.
(8)	Represents total contract value of orders signed that are yet to be recognized as revenue.

Segment Operating Results

Of our 2009 revenues less liquidity rebates, brokerage, clearance and exchange fees of $1,453 million, 67.0% was from our Market Services segment, 22.3% was from our Issuer Services segment, 10.0% was from our Market Technology segment and 0.7% related to other revenues. Of our 2008 revenues less liquidity rebates, brokerage, clearance and exchange fees of $1,460 million, 67.5% was from our Market Services segment, 23.5% was from our Issuer Services segment, 8.2% was from our Market Technology segment and 0.8% related to other revenues. Of our 2007 revenues less liquidity rebates, brokerage, clearance and exchange fees of $812 million, 65.0% was from our Market Services segment and 35.0% was from our Issuer Services segment.

The following table shows our total revenues, cost of revenues and revenues less liquidity rebates, brokerage, clearance and exchange fees by segment:

	Year Ended December 31,			Percentage Change
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
	(in millions)
Market Services	$2,929	$3,176	$2,152	(7.8)%	47.6%
Cost of revenues	(1,956)	(2,190)	(1,624)	(10.7)%	34.9%

Market Services revenues less liquidity rebates, brokerage, clearance and exchange fees	973	986	528	(1.3)%	86.7%
Issuer Services	324	343	284	(5.5)%	20.8%
Market Technology	145	119	—	21.8%	#
Other	11	12	—	(8.3)%	#

Total revenues less liquidity rebates, brokerage, clearance and exchange fees	$1,453	$1,460	$812	(0.5)%	79.8%

#	Denotes a variance equal to or greater than 100.0%.

MARKET SERVICES

The following table shows total revenues less liquidity rebates, brokerage, clearance and exchange fees from our Market Services segment:

	Year Ended December 31,			Percentage Change
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
	(in millions)
Transaction Services
Cash Equity Trading Revenues:
U.S. cash equity trading(1)	$2,010	$2,412	$1,806	(16.7)%	33.6%
Cost of revenues:
Liquidity rebates	(1,394)	(1,718)	(1,050)	(18.9)%	63.6%
Brokerage, clearance and exchange fees(1)	(465)	(444)	(574)	4.7%	(22.6)%

Total U.S. cash equity cost of revenues	(1,859)	(2,162)	(1,624)	(14.0)%	33.1%

U.S. cash equity trading revenues less liquidity rebates, brokerage, clearance and exchange fees	151	250	182	(39.6)%	37.4%
European cash equity trading	99	116	—	(14.7)%	#

Total cash equity trading revenues less liquidity rebates, brokerage, clearance and exchange fees	250	366	182	(31.7)%	#

Derivative Trading and Clearing Revenues:
U.S. derivative trading(2)	232	93	—	#	#
Cost of revenues:
Liquidity rebates	(81)	(26)	—	#	#
Brokerage, clearance and exchange fees(2)	(16)	(2)	—	#	#

Total U.S. derivative trading cost of revenues	(97)	(28)	—	#	#

U.S. derivative trading revenues less liquidity rebates, brokerage, clearance and exchange fees	135	65	—	#	#

European derivative trading and clearing revenues	87	64	—	35.9%	#

Total derivative trading and clearing revenues less liquidity rebates, brokerage, clearance and exchange fees	222	129	—	72.1%	#

Access Services Revenues	138	112	77	23.2%	45.5%

Total Transaction Services revenues less liquidity rebates, brokerage, clearance and exchange fees	610	607	259	0.5%	#

Market Data
Net U.S. tape plans	128	146	150	(12.3)%	(2.7)%
U.S. market data products	116	107	90	8.4%	18.9%
European market data products	78	77	—	1.3%	#

Total Market Data revenues	322	330	240	(2.4)%	37.5%

Broker Services	32	41	—	(22.0)%	#

Other Market Services	9	8	29	12.5%	(72.4)%

Total Market Services revenues less liquidity rebates, brokerage, clearance and exchange fees	$973	$986	$528	(1.3)%	86.7%

#	Denotes a variance equal to or greater than 100.0%.
(1)

Includes Section 31 fees of $314 million in 2009, $207 million in 2008, and $365 million in 2007. Section 31 fees are recorded as U.S. cash equity trading revenues with a corresponding amount recorded in cost of revenues.

(2)	Includes Section 31 fees of $14 million in 2009 and $2 million in 2008. Section 31 fees are recorded as U.S. derivative trading revenues with a corresponding amount recorded in cost of revenues.

Transaction Services

Transaction Services revenues less liquidity rebates, brokerage, clearance and exchange fees increased in 2009 compared with 2008 and increased in 2008 compared with 2007. The increase in 2009 was primarily due to increases in derivative trading and clearing revenues less liquidity rebates, brokerage, clearance and exchange fees and access services revenues. Partially offsetting these increases was a decrease in cash equity trading revenues less liquidity rebates, brokerage, clearance and exchange fees. The increase in 2008 was primarily due to an increase in cash equity trading revenues less liquidity rebates, brokerage, clearance and exchange fees, an increase in derivative trading and clearing revenues less liquidity rebates, brokerage, clearance and exchange fees and an increase in access services revenues.

U.S. Cash Equity Trading Revenues

U.S. cash equity trading revenues less liquidity rebates, brokerage, clearance and exchange fees decreased in 2009 compared with 2008 and increased in 2008 compared with 2007. The decrease in 2009 was primarily due to declines in matched share volume on NASDAQ’s trading system and the average net fee per share matched on NASDAQ’s trading system. The increase in 2008 was primarily due to an increase in matched share volume on NASDAQ’s trading system due to competitive pricing and systems capacity advantages.

U.S. cash equity trading revenues decreased in 2009 compared with 2008 and increased in 2008 compared with 2007. The decrease in 2009 was primarily due to declines in matched share volume on NASDAQ’s trading system, partially offset by higher Section 31 revenues due to higher rates charged by us to customers beginning in the second quarter of 2009. The increase in 2008 was primarily due to an increase in matched share volume on NASDAQ’s trading system primarily due to competitive pricing and systems capacity advantages, partially offset by lower Section 31 revenues due to lower rates charged by us to customers beginning in the first quarter of 2008.

As discussed above, we record Section 31 fees as cash equity trading revenues with a corresponding amount recorded as cost of revenues. We are assessed these fees from the SEC and pass them through to our customers in the form of incremental fees. Since the amount recorded in revenues is equal to the amount recorded in cost of revenues, there is no impact on our revenues less liquidity rebates, brokerage, clearance and exchange fees. Section 31 fees were $314 million in 2009, $207 million in 2008 and $365 million in 2007. The increase in 2009 compared to 2008 is primarily due to higher Section 31 fee rates in 2009. The decrease in 2008 compared with 2007 is primarily due to lower Section 31 fee rates in 2008.

Liquidity rebates, in which we credit a portion of the per share execution charge to the market participant that provides the liquidity, decreased in 2009 compared with 2008 and increased in 2008 compared with 2007. The decrease in 2009 was primarily due to a lower number of shares matched on NASDAQ’s trading system, partially offset by an increase in the amount of the rebate offered to liquidity providers. The increase in liquidity rebates in 2008 was primarily due to an increase in the number of shares matched on NASDAQ’s trading system.

Brokerage, clearance and exchange fees increased in 2009 compared with 2008 and decreased in 2008 compared with 2007. The increase in 2009 was primarily due to higher Section 31 fee rates, partially offset by lower routing costs due to a decrease in the amount of volume routed by NASDAQ and lower fees incurred from NSCC. The decrease in 2008 was primarily due to lower rates charged on Section 31 fees in 2008.

European Cash Equity Trading Revenues

European cash equity trading revenues include trading revenues from equity products traded on NASDAQ OMX Europe and the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic. European cash equity trading revenues decreased in 2009 compared with 2008, primarily due to a decrease in the value traded per day due to lower average market capitalization of stocks traded, partially offset by the inclusion of European cash equity trading revenues for the full twelve-month period in 2009 compared to ten months in 2008. In addition, foreign exchange negatively impacted European cash equity trading revenues by $11 million in 2009.

U.S. Derivative Trading Revenues

U.S. derivative trading revenues and revenues less liquidity rebates, brokerage, clearance and exchange fees increased in 2009 compared with 2008 primarily due to the inclusion of NASDAQ OMX PHLX’s derivative trading revenues of $196 million for the full twelve-month period in 2009 compared with the inclusion of five months of NASDAQ OMX PHLX’s derivative trading revenues totaling $78 million for 2008. In addition, an increase in market share contributed to these increases.

As discussed above, Section 31 fees are recorded as derivative trading revenues with a corresponding amount recorded as cost of revenues. We are assessed these fees from the SEC and pass them through to our customers in the form of incremental fees. Since the amount recorded in revenues is equal to the amount recorded in cost of revenues, there is no impact on our revenues less liquidity rebates, brokerage, clearance and exchange fees. Section 31 fees were $14 million in 2009 compared with $2 million 2008.

Liquidity rebates, in which we credit a portion of the per share execution charge to the market participant that provides the liquidity, increased in 2009 compared with 2008 primarily due to the inclusion of NASDAQ OMX PHLX’s liquidity rebates of $61 million for the full twelve-month period in 2009 compared with the inclusion of five months of NASDAQ OMX PHLX’s liquidity rebates totaling $17 million in 2008. The increase in liquidity rebates also was due to an increase in market share as discussed above.

Brokerage, clearance and exchange fees increased in 2009 compared with 2008 primarily due to the inclusion of NASDAQ OMX PHLX’s brokerage, clearance and exchange fees of $11 million for the full twelve-month period in 2009 compared with the inclusion of five months of NASDAQ OMX PHLX’s brokerage, clearance and exchange fees totaling $2 million in 2008.

European Derivative Trading and Clearing Revenues

European derivative trading and clearing revenues include trading and clearing revenues from derivative products traded on NASDAQ OMX Stockholm and NASDAQ OMX Copenhagen and also include revenues from NASDAQ OMX Commodities. European derivative trading and clearing revenues increased in 2009 compared with 2008 primarily due to the growth in cleared energy products and the transfer of derivative volume from EDX to NASDAQ OMX. European derivative trading and clearing revenues include:

•	cleared energy and carbon products revenues of $35 million for the full twelve-month period in 2009 compared with $6 million for the two-month period included in 2008;

•	trading and clearing revenues for stock and index derivatives of $33 million in 2009 compared with $41 million in 2008;

•	clearing revenues from fixed income products of $13 million in 2009 and 2008; and

•

other revenues and fees of $6 million in 2009 compared with $4 million in 2008. During 2009, we began providing trading and clearing operations to a new Dutch trading platform called TOM, which primarily contributed to the increase in other revenues and fees.

The above was partially offset by an unfavorable impact from foreign exchange of $4 million in 2009.

Access Services Revenues

Access services revenues increased in 2009 compared with 2008 primarily due to: (i) revised fees for access services, (ii) increases in customer demand for network connectivity, (iii) continued expansion of our co-location services and (iv) the inclusion of NASDAQ OMX PHLX’s access services revenues of $15 million for the full twelve-month period in 2009 compared with the inclusion of five months of NASDAQ OMX PHLX’s access services revenues totaling $10 million in 2008.

Access services revenues increased in 2008 compared with 2007 primarily due to increases in customer demand for network connectivity, higher exchange and other membership fees and the inclusion of NASDAQ OMX PHLX’s access services revenues of $10 million in 2008.

Market Data

Market Data revenues decreased in 2009 compared with 2008 primarily due to a decrease in net U.S. tape plans revenues, partially offset by increases in U.S. market data products revenues and the inclusion of European market data products revenues for the full twelve-month period in 2009 compared with ten months in 2008, partially offset by an unfavorable impact from foreign exchange of $6 million.

The decline in net U.S. tape plans revenues in 2009 was primarily due to a decline in NASDAQ’s trading and quoting market share of U.S. equities and a reduction in the size of the tape plans revenue pools.

The increase in U.S. market data products revenues in 2009 was primarily due to growth of products such as the NASDAQ Global Index Data Service, which was launched in the first quarter of 2009, NASDAQ Last Sale, which was launched in the second quarter of 2008, and other proprietary data products.

Market Data revenues increased in 2008 compared with 2007 primarily due to an increase in U.S. market data products revenues and the inclusion of European market data products revenues of $77 million, partially offset by a smaller decrease in net U.S. tape plan revenues.

The increase in U.S. market data products revenues in 2008 was primarily due to revenues from OpenView Basic, which was launched in the second quarter of 2007, revenues from NASDAQ Last Sale, which was launched in 2008, and growth from other proprietary data products including TotalView, Open View and Level 2.

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

Broker Services

Broker Services revenues decreased in 2009 compared with 2008 primarily due to an unfavorable impact from foreign exchange of $6 million and the sale of our Broker Services operations in the United Kingdom to TD Waterhouse in November 2009.

Other Market Services Revenues

Other Market Services revenues increased in 2009 compared with 2008 and decreased in 2008 compared with 2007. The decrease in 2008 was primarily due to certain other market services revenues now reported as Market Technology revenues.

ISSUER SERVICES

The following table shows revenues from our Issuer Services segment:

	Year Ended December 31,			Percentage Change
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
	(in millions)
Global Listing Services:
Annual renewal fees	$117	$125	$125	(6.4)%	—
Listing of additional shares fees	37	40	41	(7.5)%	(2.4)%
Initial listing fees	20	22	22	(9.1)%	—

Total U.S. listing fees	174	187	188	(7.0)%	(0.5)%
European listing fees	45	48	—	(6.3)%	#
Corporate Services	66	64	53	3.1%	20.8%

Total Global Listing Services	285	299	241	(4.7)%	24.1%
Global Index Group	39	44	43	(11.4)%	2.3%

Total Issuer Services revenues	$324	$343	$284	(5.5)%	20.8%

#	Denotes a variance equal to or greater than 100.0%.

Global Listing Services

U.S. Listing Services Revenues

Annual renewal fees decreased in 2009 compared with 2008, primarily due to a decrease in the number of listed companies on The NASDAQ Stock Market. The number of companies listed on The NASDAQ Stock Market on January 1, 2009 was 3,023, compared to 3,135 on January 1, 2008, the date on which listed companies were billed their annual fees. The decrease in the number of listed companies was due to 289 delistings from The NASDAQ Stock Market in 2008, partially offset by 177 new listings in 2008.

Annual renewal fees were flat in 2008 compared with 2007. The number of companies listed on The NASDAQ Stock Market on January 1, 2008 was 3,135, compared to 3,193 on January 1, 2007, the date on which listed companies were billed their annual fees. The decrease in the number of listed companies was due to 348 delistings from The NASDAQ Stock Market in 2007, partially offset by 290 new listings in 2007.

The number of listed companies as of January 1, 2009, 2008 and 2007 includes separately listed ETFs. Annual renewal fees are recognized ratably over a 12-month period.

Listing of additional shares fees decreased in 2009 compared with 2008 as fewer companies issued additional shares in the second half of 2008 and the first half of 2009 compared to prior years. Listing of additional shares fees were flat in 2008 compared with 2007. Listing of additional shares fees are amortized on a straight-line basis over an estimated service period of four years.

Initial listing fees decreased in 2009 compared with 2008 and were flat in 2008 compared with 2007. The decrease in 2009 compared to 2008 was primarily due to a decrease in the number of new listings. There were 131 new listings, including 33 IPOs, during 2009 compared with 177 new listings, including 13 IPOs, during 2008 compared with 290 new listings, including 132 IPOs, during 2007. The decrease in new listings during 2009 will impact future revenues as these fees are amortized on a straight-line basis over an estimated service period of six years.

European Listing Services Revenues

European Listing Services revenues decreased in 2009 compared with 2008, primarily due to a decline in the market capitalization of Nordic issuers as well as a decrease in the number of listed companies from 824 as of December 31, 2008 to 797 as of December 31, 2009. In addition, foreign exchange negatively impacted European Listing Services revenues by $4 million in 2009. Partially offsetting the decline in 2009 was an increase in revenues due to the inclusion of European Listing Services revenues for the full twelve-month period in 2009 compared to ten months in 2008. These revenues are recognized ratably over a 12-month period.

Corporate Services Revenues

Corporate Services revenues increased in 2009 compared with 2008 and in 2008 compared to 2007, primarily due to expanding customer utilization of Shareholder.com, revenues from Bloom Partners and our other corporate services. In addition, the inclusion of Corporate Services Nordic for the full twelve-month period in 2009 compared with ten months in 2008 contributed to the increase in 2009. Partially offsetting these increases in 2009 was a decrease in Carpenter Moore revenues primarily due to the sale of substantially all of our Carpenter Moore business in October 2009.

Global Index Group Revenues

Global Index Group revenues decreased in 2009 compared with 2008, primarily due to a decrease in underlying assets associated with NASDAQ OMX-licensed ETFs and a decrease in licensed derivatives and futures volumes, partially offset by futures price increases and the inclusion of a full twelve-month period of European global index revenues compared with ten months in 2008. Global Index Group revenues increased in 2008 compared with 2007 primarily due to an increase in licensing fees associated with NASDAQ OMX-licensed ETFs, licensed derivatives volumes and fees and third party structured products.

MARKET TECHNOLOGY

The following table shows the revenues from our Market Technology segment:

	Year Ended December 31,		Percentage Change
	2009	2008	2009 vs. 2008
	(in millions)
Market Technology:
License, support and project revenues	$110	$86	27.9%
Facility management services	30	29	3.4%
Other revenues	5	4	25.0%

Total Market Technology revenues	$145	$119	21.8%

Market Technology revenues increased in 2009 compared with 2008, primarily due to the inclusion of Market Technology revenues for the full twelve-month period in 2009 compared to ten months in 2008. In addition, license support and project revenues increased primarily due to the increased deliveries of market technology contracts during 2009. Partially offsetting these increases was an unfavorable impact from foreign exchange of $14 million in 2009.

Expenses

Operating Expenses

The following table shows our operating expenses:

	Year Ended December 31,			Percentage Change
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
	(in millions)
Compensation and benefits	$412	$401	$200	2.7%	#
Marketing and advertising	15	19	21	(21.1)%	(9.5)%
Depreciation and amortization	104	93	39	11.8%	#
Professional and contract services	76	72	32	5.6%	#
Computer operations and data communications	58	54	29	7.4%	86.2%
Occupancy	81	65	35	24.6%	85.7%
Regulatory	32	29	29	10.3%	—
Merger expenses	17	25	—	(32.0)%	#
General, administrative and other	55	62	62	(11.3)%	—

Total operating expenses	$850	$820	$447	3.7%	83.4%

#	Denotes a variance equal to or greater than 100.0%.

Total operating expenses increased $30 million in 2009 compared with 2008 and $373 million in 2008 compared with 2007. The increase in 2009 reflects an increase in operating expenses of $63 million, partially offset by a favorable impact from foreign exchange of $33 million. The increase in operating expenses of $63 million in 2009 was primarily due to the inclusion of OMX’s operating expenses for the full twelve-month period in 2009 compared with ten months in 2008 and the inclusion of NASDAQ OMX PHLX’s operating expenses for the full twelve-month period in 2009 compared with five months in 2008. The increase in operating expenses in 2008 was primarily due to the business combination with OMX and the acquisition of PHLX. Expenses for OMX and NASDAQ OMX PHLX are included since the date of each acquisition. See below for further discussion.

Compensation and benefits expense increased in 2009 compared with 2008 and in 2008 compared with 2007. The increase in 2009 was primarily due to the inclusion of OMX’s compensation and benefits expense for the full twelve-month period in 2009 compared with ten months in 2008 as well as increased compensation and stock based compensation as a result of other recent acquisitions. Partially offsetting the increase in compensation and benefits expense in 2009 was a decrease in incentive compensation reflecting stronger financial performance in 2008, as well as a favorable impact from foreign exchange of $15 million. Headcount, including staff employed at consolidated entities where we have a controlling financial interest, decreased to 2,235 employees at December 31, 2009 from 2,506 employees at December 31, 2008 due to a reduction in staffing needs driven by successful integration efforts associated with our business combination with OMX AB and the acquisition of PHLX, as well as the sale of substantially all of our Carpenter Moore business and our Broker Services operations in the United Kingdom in the fourth quarter of 2009.

The increase in compensation and benefits expense in 2008 compared with 2007 was primarily due to the inclusion of compensation and benefits expense for OMX and NASDAQ OMX PHLX since the date of each acquisition, a curtailment gain of approximately $6 million recognized in 2007 as a result of the pension plan and supplemental executive retirement plan, or SERP, freeze and increased incentive compensation reflecting stronger financial performance. See Note 10, “Employee Benefits,” to the consolidated financial statements for further discussion of the curtailment gain. Headcount increased to 2,506 employees at December 31, 2008 from 887 employees at December 31, 2007, primarily due to our business combination with OMX AB.

Marketing and advertising expense decreased in 2009 compared with 2008 and in 2008 compared with 2007. The decrease in 2009 was primarily due to a reduction in media production and advertising. The decrease in 2008 was primarily due to reduced marketing activity, partially offset by the inclusion of OMX’s marketing and advertising expense since the date of the business combination in 2008.

Depreciation and amortization expense increased in 2009 compared with 2008 and in 2008 compared with 2007. The increase in 2009 was primarily due to the inclusion of NASDAQ OMX PHLX’s depreciation and amortization expense for the full twelve-month period in 2009 compared with five months in 2008 and the inclusion of OMX’s depreciation and amortization expense for the full twelve-month period in 2009 compared with ten months in 2008, partially offset by a favorable impact from foreign exchange of $5 million. The increase in 2008 was primarily due to additional amortization expense for intangible assets acquired in our business combination with OMX AB, as well as the inclusion of depreciation and amortization expense for OMX and NASDAQ OMX PHLX since the date of each acquisition.

Professional and contract services expense increased in 2009 compared with 2008 and in 2008 compared with 2007. The increase in 2009 was primarily due to expenses for consulting work performed on system upgrades, as well as the inclusion of NASDAQ OMX PHLX’s professional and contract services expense for the full twelve-month period in 2009 compared with five months in 2008. Partially offsetting these increases was foreign exchange, which had a favorable impact of $3 million in 2009, and lower costs due to cost savings programs that were put in place during 2009. The increase in 2008 was primarily due to the inclusion of OMX’s professional and contract services expense since the date of the business combination in 2008.

Computer operations and data communications expense increased in 2009 compared with 2008 and in 2008 compared with 2007. The increase in 2009 was primarily due to an increase in hardware maintenance, software leases and network costs to facilitate our recent acquisitions, as well as the inclusion of OMX’s computer operations and data communications expense for the full twelve-month period in 2009 compared with ten months in 2008, partially offset by a favorable impact from foreign exchange of $2 million. The increase in 2008 was primarily due to the inclusion of computer operations and data communication expense for OMX and NASDAQ OMX PHLX since the date of each acquisition, partially offset by lower costs due to hardware and software leases that were cancelled in the fourth quarter of 2007.

Occupancy expense increased in 2009 compared with 2008 and in 2008 compared with 2007. The increase in 2009 was primarily due to a charge incurred as a result of our decision to exercise our option to terminate our lease contract for space we occupy in Stockholm, Sweden before its term and our decision to vacate part of the space we occupy in Stockholm, which resulted in recording an estimated sublease loss reserve of $8 million. In addition, an increase in co-location rent and the inclusion of NASDAQ OMX PHLX’s occupancy expense for the full twelve-month period in 2009 compared with five months in 2008 contributed to the increase. Partially offsetting this increase was foreign exchange, which had a favorable impact of $2 million for 2009. The increase in 2008 was primarily due to the inclusion of occupancy expense for OMX and NASDAQ OMX PHLX since the date of each acquisition.

Regulatory expense increased in 2009 compared with 2008 and was flat in 2008 compared with 2007. The increase in 2009 was primarily due to new regulatory fees from FINRA and an expansion of regulatory services to new markets. FINRA provides regulatory services to The NASDAQ Stock Market, The NASDAQ Options Market, NASDAQ OMX PHLX and the markets operated and regulated by NASDAQ OMX BX, including the regulation of trading activity and surveillance and investigative functions.

Merger expenses were $17 million for 2009 compared with $25 million in 2008. Merger expenses for 2009 and 2008 were directly attributable to the business combination with OMX AB and the acquisition of PHLX, but did not qualify as purchase accounting adjustments. The costs primarily included consulting and legal costs related to our integration of OMX AB and PHLX. Merger expenses in 2009 also included the expected resolution of sales and use tax exposures that existed on previous acquisitions.

General, administrative and other expense decreased in 2009 compared with 2008 and was flat in 2008 compared with 2007. The decrease in 2009 was primarily due to foreign exchange which had a favorable impact of $6 million, the recognition of pre-tax gains of $4 million on the early extinguishment of debt, net of debt issuance and other costs, and an improvement in collections of bad debts in 2009, partially offset by asset retirements of $10 million in 2009 related to obsolete technology assets. See “Early Extinguishment of Debt,” of Note 8, “Debt Obligations,” to the consolidated financial statements for further discussion of the early extinguishment of debt.

General, administrative and other expense remained flat in 2008 compared with 2007 due to the inclusion of OMX’s and PHLX’s general, administrative and other expense since the date of each acquisition in 2008, offset by charges recorded in 2007 including a $20 million tax sharing payment owed to Silver Lake Partners, or SLP, pursuant to an agreement to share the deferred tax benefit on the sale of Instinet’s Institutional Brokerage division. In addition, we recorded a $6 million loss in 2007 on the early extinguishment of debt related to the repayment in full of our former credit facilities with the proceeds from the sale of the share capital of LSE. Also, in 2007 there was an additional loss of $1 million on the early extinguishment of a portion of the 3.75% convertible notes and an $11 million charge related to cancelling a clearing contract. Our single trading platform includes functionality that enabled us to discontinue the use of services previously provided under the clearing contract.

Non-operating Income and Expenses

The following table presents our non-operating income and expenses:

	Year Ended December 31,			Percentage Change
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
	(in millions)
Interest income	$13	$35	$38	(62.9)%	(7.9)%
Interest expense	(102)	(97)	(73)	5.2%	32.9%

Net interest expense	(89)	(62)	(35)	43.5%	77.1%
Dividend and investment income	2	8	15	(75.0)%	(46.7)%
Loss on sale of investment security	(5)	—	—	#	—
Gain on sales of businesses	12	—	—	#	—
Income (loss) from unconsolidated investees, net	(107)	27	—	#	#
Debt conversion expense	(25)	—	—	#	—
Asset impairment charges	—	(42)	—	#	#
Gain (loss) on foreign currency contracts, net	—	(58)	44	#	#
Gain on sale of strategic initiative	—	—	431	#	#
Strategic initiative costs	—	—	(26)	#	#

Total non-operating income and (expenses)	$(212)	$(127)	$429	66.9%	#

#	Denotes a variance equal to or greater than 100.0%.

Interest Income

Interest income decreased in 2009 compared with 2008 and in 2008 compared with 2007. The decrease in 2009 was primarily due to lower interest rates of approximately 2% on our investments in 2009 compared with 2008. The decrease in 2008 was primarily due to lower interest rates and the use of cash to fund acquisitions in 2008, partially offset by the inclusion of OMX’s interest income since the date of the business combination in 2008.

Interest Expense

Total interest expense for 2009 was $102 million, and was comprised of $67 million in interest expense, $13 million of non-cash expense associated with accretion of the 2.50% convertible notes, $11 million in non-cash debt issuance amortization expense and $11 million in other related fees. Interest expense increased in 2009 compared with 2008 primarily due to a full twelve-month period of interest expense in 2009 on our outstanding debt obligations related to the OMX AB business combination compared with ten months of interest expense in 2008 and additional interest expense due to our increased outstanding debt obligations as a result of the acquisitions of PHLX and certain businesses of Nord Pool that were completed in the second half of 2008.

Interest expense increased in 2008 compared with 2007 primarily due to an increase in debt issuance amortization costs due to the draw-down of debt to fund our acquisitions compared to minimal debt issuance costs in 2007 due to the costs being included in general, administrative and other expenses as a result of the early extinguishment of debt related to the repayment in full of our outstanding debt obligations in September 2007 with the proceeds of the sale of our share capital of LSE. In addition, interest expense increased in 2008 due to a higher average outstanding debt balance, due to the draw-down of debt to fund our acquisitions, partially offset by lower interest rates.

Dividend and Investment Income

Dividend and investment income decreased in 2009 compared with 2008 and in 2008 compared with 2007. The decrease in 2009 was primarily due to a decrease in the dividend per share received from our available-for-sale investment in the Oslo Børs Exchange, or Oslo, as well as a decrease in the fair value of our government debt securities portfolio classified as trading investment securities. Lower fair values were generally related to higher interest rates in 2009 on this portfolio. The decrease in 2008 is primarily due to the absence of the ordinary dividends declared from our investment in LSE that was sold in 2007, partially offset by the dividend per share received in 2008 from our available-for-sale investment in Oslo.

Loss on Sale of Investment Security

In connection with our business combination with OMX AB, we acquired a long-term available-for-sale investment in Oslo. During the second quarter of 2009, we made a strategic decision to sell this investment, demonstrating our intent to no longer hold this investment, and recorded a $5 million loss, which is net of costs directly related to the sale, primarily broker fees.

In 2008, we recorded a non-cash other-than-temporary impairment charge of $35 million related to this investment, which was included in asset impairment charges in the Consolidated Statements of Income. See “Asset Impairment Charges” below for further discussion.

Gain on Sales of Businesses

In October 2009, we entered into agreements to sell substantially all of our Carpenter Moore business. On October 2, 2009, we agreed to sell certain assets of the western region direct practice insurance brokerage business to Woodruff-Sawyer & Co. and, on October 26, 2009, we agreed to sell the eastern region insurance brokerage business to Aon Risk Services Companies, Inc. In connection with these sales, we recorded a gain of $7 million.

In November 2009, we sold our Broker Services operations in the United Kingdom to TD Waterhouse and recorded a gain of $5 million.

Income (Loss) from Unconsolidated Investees, net

The net loss in 2009 of $107 million was primarily due to impairment charges related to our investments in NASDAQ Dubai and Agora-X and the sale of our Orc shares. See below for further discussion. The net income in 2008 of $27 million primarily related to the NASDAQ Dubai transaction in February 2008. We contributed intangible assets and $50 million in cash to NASDAQ Dubai in exchange for a 33 1/ 3% equity stake in NASDAQ

Dubai. One of the intangible assets contributed was the Nasdaq trade name, which had a zero carrying value on Nasdaq’s books and records prior to the transfer. As a result, we recognized a $26 million gain for the difference between Nasdaq’s carrying value and the fair value of the contributed asset on this non-monetary exchange.

Impairment of NASDAQ Dubai

In December 2009, we agreed to participate in the realignment of the ownership structure of NASDAQ Dubai. As part of this realignment, NASDAQ Dubai will become a wholly-owned subsidiary of DFM, a publicly traded company controlled by Borse Dubai. We will receive a 1% equity interest in DFM in exchange for our equity interest in NASDAQ Dubai. Our existing technology and trademark licensing arrangements with Borse Dubai and NASDAQ Dubai will remain unchanged. The realignment is expected to be completed during the first half of 2010 and, at that time, we may record a gain or a loss based on the then-current market price of DFM shares and the then-current carrying value of our investment in NASDAQ Dubai.

In connection with the realignment of the ownership structure discussed above, a third-party specialist determined the fair value of NASDAQ Dubai. Based on this valuation, we determined our carrying value of NASDAQ Dubai was no longer recoverable and was in fact impaired, and wrote down our investment to fair value which resulted in an $82 million pre-tax, non-cash impairment charge.

NASDAQ OMX originally contributed intangible assets and $50 million in cash to NASDAQ Dubai in exchange for a 33 1/3% equity stake in NASDAQ Dubai in February 2008. At that time, NASDAQ OMX valued its total NASDAQ Dubai investment at $128 million. Prior to the impairment, the investment had a carrying value of $120 million.

Impairment of Agora-X

In December 2009, we also recorded a pre-tax, non-cash impairment charge of $5 million to write down our investment in Agora-X to its estimated fair value. In December 2009, we entered into an agreement to increase our investment in Agora-X from 20% to 85%. In evaluating the fair value of the total investment, it was determined that our carrying value of Agora-X was no longer recoverable and was in fact impaired, and we wrote down our investment to fair value which resulted in the $5 million impairment charge noted above.

Sale of Orc Shares

During the second quarter of 2009, we sold our shares in Orc, representing 25.25% of the share capital of Orc, to a group of Swedish and other international investors for $54 million in cash. As a result of the sale, we recognized a $19 million loss, which is net of costs directly related to the sale, primarily broker fees.

Debt Conversion Expense

In the third quarter of 2009, we recorded debt conversion expense of $25 million related to an inducement for conversion of most of the 3.75% convertible notes into common stock. The $25 million expense included a cash inducement of $9 million, the present value of the series A convertible preferred stock issued of $15 million, and debt issuance and other costs of $1 million. See “Conversion of 3.75% Convertible Notes,” of Note 8, “Debt Obligations,” and “Preferred Stock,” of Note 12, “Stockholders’ Equity,” to the consolidated financial statements for further discussion.

Asset Impairment Charges

In 2008, we recorded a non-cash other-than-temporary impairment charge of $35 million related to a long-term available-for-sale investment security. See “Financial Investments,” of Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements for further discussion. We also recorded a non-cash impairment loss of $7 million in 2008 from the write-down of finite-lived intangibles assets, primarily related to our insurance agency business. See Note 4, “Goodwill and Purchased Intangible Assets,” to the consolidated financial statements for further discussion.

Gain (Loss) on Foreign Currency Contracts, net

The loss on foreign currency contracts was $58 million in 2008 compared with a gain of $44 million in 2007. The loss in 2008 primarily relates to a forward contract entered into to hedge the NOK cash payment for the Nord Pool transaction ($72 million) and our market technology forward currency contracts ($13 million), partially offset by gains on forward contracts entered into to hedge the foreign currency exposure on our business combination with OMX AB ($27 million).

The gain in 2007 primarily relates to option contracts purchased to hedge the foreign currency exposure on our business combination with OMX AB ($52 million), partially offset by a loss on options contracts purchased to hedge the foreign currency exposure on our acquisition bid for LSE ($8 million).

See Note 15, “Derivative Financial Instruments and Hedging Activities,” to the consolidated financial statements for further discussion.

Gain on Sale of Strategic Initiative

The pre-tax gain on the sale of a strategic initiative was $431 million in 2007. The gain represents the sale of our share capital of LSE and is net of costs directly related to the sale of $18 million, primarily broker fees.

Strategic Initiative Costs

Strategic initiative costs were $26 million in 2007. We incurred these costs in connection with our strategic initiative related to LSE, including our acquisition bid. In conjunction with the lapse of our final offers for LSE in February 2007, these costs were charged to expense.

Income Taxes

NASDAQ OMX’s income tax provision was $128 million in 2009 compared with $198 million in 2008, and $276 million in 2007. The overall effective tax rate was 32.7% in 2009, 38.6% in 2008 and 34.8% in 2007. The lower effective tax rate in 2009 is primarily due to reductions in valuation allowances associated with certain deferred tax assets, and reductions in current year taxes in jurisdictions outside the U.S. Offsetting these decreases is the debt conversion expense, which is not deductible for U.S. tax purposes. The higher effective tax rate in 2008 when compared to 2007 was primarily due to the other-than-temporary impairment loss of $35 million on a long-term available-for-sale investment security, which is not deductible for tax purposes.

The effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of earnings and losses. These same and other factors, including history of pre-tax earnings and losses, are taken into account in assessing the ability to realize deferred tax assets.

We adopted ASC Topic 470.20, “Debt: Debt with Conversion and Other Options,” on January 1, 2009 and have adjusted all periods presented to reflect the tax impact on the incremental interest expense, which resulted in a change in tax expense and current and non-current deferred tax liabilities. See “ASC Topic 470.20,” of Note 2, “Summary of Significant Accounting Policies” and “Adoption of ASC 470.20,” of “2.50% Convertible Senior Notes,” of Note 8, “Debt Obligations,” to the consolidated financial statements for further discussion.

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

NASDAQ OMX and its eligible subsidiaries file a consolidated U.S. federal income tax return, applicable state and local income tax returns, and non-U.S. income tax returns. Federal income tax returns for years 2006-2008 are subject to examination by the Internal Revenue Service. Several state tax returns are currently under examination by the respective tax authorities for years 1996-1998 and 2000-2006 and we are subject to examination for 2007 and 2008. Non-U.S. tax returns are subject to review by the respective tax authorities for years 2002-2008. We anticipate that the amount of unrecognized tax benefits at December 31, 2009 will significantly decrease in the next twelve months as we expect to settle certain tax audits. The final outcome of such audits cannot yet be determined. We anticipate that such adjustments would not have a material impact on our consolidated financial position or results of operations.

In June 2009, NASDAQ OMX filed an application for an advance tax ruling with the Swedish Tax Council for Advanced Tax Rulings. The application was filed to confirm whether certain interest expense is deductible for Swedish tax purposes under legislation that became effective on January 1, 2009. We expect to receive a favorable response from the Swedish Tax Council for Advance Tax Rulings. We recorded the Swedish tax benefit as described above in our consolidated financial statements. In 2009 we recorded a tax benefit of $19 million, or $.09 per diluted share. We expect to record recurring quarterly tax benefits of $4 million to $5 million with respect to this issue for the foreseeable future.

Net (Income) Loss Attributable to Noncontrolling Interests

Net loss attributable to noncontrolling interests was $3 million in 2009, compared to net income of $1 million in 2008 and was immaterial for 2007. The 2009 amount primarily reflects losses attributable to noncontrolling interests in IDCG. The 2008 noncontrolling interests amount primarily represents 1.2% of OMX income for the period February 27, 2008 to August 27, 2008 (the effective date of the purchase of the remaining minority OMX AB shares). The 2007 noncontrolling interests relate to Reuters’ investment in the Independent Research Network, a joint venture created to help public companies obtain independent analyst coverage. This investment was reduced to zero due to losses incurred at the Independent Research Network, and all losses of the Independent Research Network were recorded by us. We have discontinued the Independent Research Network’s operations.

Liquidity and Capital Resources

Global market and economic conditions appear to have rebounded from adverse levels experienced earlier in 2009, and this recovery has reinvigorated financial markets. Many lenders and institutional investors have reestablished their lending practices and are now able to provide increased funding to borrowers, which has resulted in improved access to credit and positive liquidity growth. Our cost and availability of funding remain healthy and we expect to be positively impacted by continued improvements in the credit markets.

As a result of the improvements in the credit markets, on January 15, 2010, NASDAQ OMX refinanced its existing credit facilities by issuing $1 billion of senior unsecured notes, or the Notes, and entering into a $950 million senior unsecured three-year credit facility. The new credit facility provides for an unfunded $250 million revolving credit commitment (including a swingline facility and letter of credit facility), a $350 million funded Tranche A term loan, or the Term Loan A, and a $350 million funded Tranche X term loan, or the Term Loan X and, together with the Term Loan A, the Term Loans. NASDAQ OMX applied the net proceeds from the Notes, the $700 million funded Term Loans and cash on hand to repay all amounts outstanding under our senior secured credit facilities in place as of December 31, 2009 and related fees. As a result, NASDAQ OMX terminated the associated credit agreement. See “Issuance of Notes, New Credit Facility, and Repayment of Existing Credit Facility,” of Note 19, “Subsequent Events,” to the consolidated financial statements for further discussion.

We require cash to pay our operating expenses, make capital expenditures and service our debt and other long-term liabilities. Our principal source of funds is cash from our operations. We also have a $250 million revolving credit commitment under our January 2010 credit facility to borrow funds. In addition, we have obtained funds by selling our common stock in the capital markets and by issuing debt obligations. In order to finance our business combination with OMX AB, our acquisition of PHLX and the Nord Pool transaction, we incurred additional debt and issued shares of our common stock. See Note 8, “Debt Obligations,” to the consolidated financial statements for further discussion of our debt obligations.

In the near term, we expect that our operations will provide sufficient cash to fund our operating expenses, capital expenditures and interest payments on our debt. As of December 31, 2009, our cash and cash equivalents of $594 million were primarily invested in money market funds. In the long-term, we may use both internally generated funds and external sources to satisfy our debt and other long-term liabilities.

Principal factors that could affect the availability of our internally-generated funds include:

•	deterioration of our revenues in any of our business segments;

•	changes in our working capital requirements; and

•	an increase in our expenses.

Principal factors that could affect our ability to obtain cash from external sources include:

•	operating covenants contained in our January 2010 credit facility that limit our total borrowing capacity;

•	increases in interest rates applicable to our floating rate loans under the January 2010 credit facility;

•	credit rating downgrades, which could limit our access to additional debt;

•	a decrease in the market price of our common stock; and

•	volatility in the public debt and equity markets.

The following sections discuss the effects of changes in our cash flows, capital requirements and other commitments on our liquidity and capital resources.

Cash and Cash Equivalents and Changes in Cash Flows

Cash and cash equivalents include cash in banks and all non-restricted highly liquid investments with original maturities of three months or less at the time of purchase. Restricted cash, which was $60 million as of December 31, 2009 and $141 million as of December 31, 2008, is not available for general use by us due to regulatory and other requirements and is classified as restricted cash in the Consolidated Balance Sheets. Non-current restricted cash, which was $50 million at both December 31, 2009 and 2008, relates to a deposit in the guaranty fund of IDCG and is classified as non-current restricted cash in the Consolidated Balance Sheets.

The following tables summarize our cash and cash equivalents and changes in cash flows:

	December 31, 2009	December 31, 2008	Percentage Change
	(in millions)
Cash and cash equivalents(1)	$594	$374	58.8%

(1)	Cash and cash equivalents exclude restricted cash which is not available for general use by us due to regulatory and other requirements.

	Year Ended December 31,		Percentage Change
	2009	2008
	(in millions)
Cash provided by operating activities	$582	$216	#
Cash used in investing activities	(53)	(3,149)	(98.3)%
Cash provided by (used in) financing activities	(336)	2,029	#
Effect of exchange rate changes on cash and cash equivalents	27	(47)	#

#	Denotes a variance equal to or greater than 100.0%.

Cash and Cash Equivalents

Cash and cash equivalents increased $220 million from December 31, 2008 primarily due to positive cash flows from operating activities, partially offset by payments of outstanding debt obligations.

Changes in Cash Flows

Cash Provided by Operating Activities

The following items impacted our cash provided by operating activities for the year ended December 31, 2009:

•	Net income attributable to NASDAQ OMX of $266 million, plus:

•

Non-cash items of $268 million comprised primarily of loss from unconsolidated investees, net of $107 million, depreciation and amortization of $104 million, share-based compensation of $35 million, debt conversion expense of $25 million, accretion of 2.50% convertible senior notes of $13 million and asset retirements and impairment charges of $13 million, partially offset by gain on sales of businesses of $12 million and deferred taxes, net of $10 million.

•

Decrease in other assets of $130 million primarily due to a decrease in restricted cash as a result of the release of NASDAQ OMX Commodities clearing capital due to changes in our clearing capital model.

•	Increase in Section 31 fees payable to SEC of $88 million due to higher Section 31 fees as a result of rate increases.

•

Decrease in receivables, net of $33 million primarily due to decreases in our transaction services trade receivables reflecting increased tape rebates, which are netted against our tape revenue billings.

•	Partially offset by a:

•

Decrease in accounts payable and accrued expenses of $125 million primarily due to lower rebates as a result of decreased trading activity, as well as the wind-down of activities at Carpenter Moore and our Broker Services operations in the United Kingdom, which were sold in the fourth quarter of 2009.

•

Decrease in accrued personnel costs of $41 million primarily due to a decrease in our incentive compensation accrual reflecting stronger financial performance in 2008, as well as a reduction in the number of employees in 2009.

•	Decrease in other accrued liabilities of $37 million primarily due to decreases in accrued taxes as a result of payments made.

The following items impacted our cash provided by operating activities for the year ended December 31, 2008:

•	Net income attributable to NASDAQ OMX of $314 million, plus:

•

Non-cash items of $98 million comprised primarily of depreciation and amortization expense of $93 million, loss on foreign currency contracts, net of $58 million, asset impairment charges of $42 million and share-based compensation of $26 million, partially offset by deferred taxes, net of $107 million and income from unconsolidated investees, net of $27 million.

•	Decrease in receivables, net of $31 million primarily due to lower Section 31 fees as a result of rate decreases.

•	Increase in accrued personnel costs of $21 million primarily due to additional incentive compensation reflecting stronger financial performance.

•	Increase in accounts payable and accrued expenses of $20 million primarily due to additional liquidity rebates from increased trade volume.

•	Increase in other liabilities of $18 million primarily due to additional liabilities for the NASDAQ OMX PHLX benefit plans.

•	Partially offset by a:

•

Increase in other assets of $181 million primarily due to the increase in the restricted cash balance as of December 31, 2008 due to regulatory and other requirements as a result of our transaction with Nord Pool and acquisition of IDCG.

•	Decrease in Section 31 fees payable to SEC of $54 million mainly due to lower Section 31 fees as a result of rate decreases.

•

Decrease in deferred revenue of $42 million primarily due to a decrease in the initial listing fees deferred revenue balance as a result of a decrease in new listings during 2008, as well as the amortization of OMX’s annual listing fees.

•	Decrease in other accrued liabilities of $9 million primarily due to a decrease in income tax payable as a result of paying the 2007 tax liability related to the sale of our share capital in LSE.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, accounts receivable collections, share-based compensation and the timing and amount of other payments that we make.

Cash Used in Investing Activities

Cash used in investing activities for the year ended December 31, 2009 is primarily due to cash used in connection with the purchase of trading securities, as well as purchases of property and equipment. Partially offsetting cash used was cash received from sales and redemptions of trading securities and our available-for-sale investment in Oslo, as well as cash received from the sale of our 25.25% equity method investment in Orc. In 2008, cash used in investing activities primarily related to our business combination with OMX AB, acquisitions of PHLX, BSX and certain businesses of Nord Pool, our purchase of a majority stake in IDCG and other acquisitions, net of cash acquired, as well as the acquisition of a 33 1/ 3% equity stake in NASDAQ Dubai and the equity stake in Agora-X, for total cash paid of $2,999 million.

Cash Provided by (Used in) Financing Activities

Cash used in financing activities for 2009 consisted of $225 million in principal payments made on our Term Loan Facility (defined below under Credit Facilities) and a $71 million payment to repay in full the vendor note issued to the previous owners of Nord Pool in connection with the acquisition of certain businesses of Nord

Pool. In addition, we repurchased $47 million principal amount of our 2.50% convertible senior notes for a cash payment of $40 million and recognized a pre-tax gain of $4 million, net of debt issuance and other costs, and made a $4 million payment on our other credit facilities in 2009. We also made a $9 million payment in connection with an inducement for the conversion of our 3.75% convertible notes. For further discussion of the $9 million inducement payment, see Note 8, “Debt Obligations,” and “Preferred Stock,” of Note 12, “Stockholders’ Equity,” to the consolidated financial statements. In 2008, cash provided by financing activities consisted of the proceeds from the issuance of $475 million aggregate principal amount of 2.50% convertible senior notes and $2,000 million in senior secured indebtedness under our Credit Facilities. See “Credit Facilities” below for further discussion. The 2008 proceeds from the 2.50% convertible senior notes and Credit Facilities were partially offset by the refinancing of $353 million of OMX AB outstanding debt obligations at the time of the business combination. In addition, we made a $75 million principal payment in 2008 on our Term Loan Facility.

Capital Resources and Working Capital

Working capital (calculated as current assets less current liabilities) was $587 million at December 31, 2009, compared with $351 million at December 31, 2008, an increase of $236 million, or 67.2%. We have historically been able to generate sufficient funds from operations to meet working capital requirements. At December 31, 2009, we had total contractual debt obligations of $2,146 million, of which $225 million is due within one year. See below for further discussion.

3.75% Convertible Notes due 2012

In 2009, most of the holders of our outstanding 3.75% convertible notes agreed to convert their remaining outstanding notes into common stock in accordance with the terms of the notes, which resulted in the issuance of an aggregate of 8,246,680 shares of our common stock. See “Conversion of 3.75% Convertible Notes,” of Note 8, “Debt Obligations,” to the consolidated financial statements for further discussion.

2.50% Convertible Senior Notes due 2013

In the first quarter of 2008, in connection with the business combination with OMX AB, we completed the offering of $475 million aggregate principal amount of 2.50% convertible senior notes due 2013. In 2009, we repurchased $47 million principal amount of the notes for a cash payment of $40 million and recognized a pre-tax gain on the early extinguishment of debt of $4 million, net of debt issuance and other costs of $0.8 million. These gains were recorded in general, administrative and other expense in the Consolidated Statements of Income. The aggregate principal amount outstanding on these notes as of December 31, 2008 was $475 million. As a result of the repurchase, the remaining aggregate principal amount outstanding on these notes as of December 31, 2009 was $428 million. It is our intent and policy to settle the principal amount of the notes in cash and we are permitted to settle the conversion premium in shares of our common stock or cash.

Credit Facilities

In connection with the business combination with OMX AB, on February 27, 2008, NASDAQ OMX entered into a credit agreement which provided for up to $2,075 million of senior secured loans, which included (i) a five-year, $2,000 million senior secured term loan facility, or the Term Loan Facility, which consisted of (a) a $1,050 million term loan facility allocated to the OMX AB business combination; (b) a $650 million term loan facility allocated to the acquisition of PHLX, and (c) a $300 million term loan facility allocated to the Nord Pool transaction, and (ii) a five-year, $75 million senior secured revolving credit facility, with a letter of credit subfacility and swingline loan subfacility, or the Revolving Credit Facility, and together with the Term Loan Facility, the Credit Facilities. The Revolving Credit Facility was undrawn as of December 31, 2009 and 2008. Total debt obligations outstanding under the Credit Facilities were $1,700 million at December 31, 2009 and $1,925 million at December 31, 2008.

Under the provisions of our Credit Facilities, we were required to maintain approximately 30% of our debt structure on a fixed rate basis for two years from the date of the credit agreement. As such, in August 2008, we entered into interest rate swap agreements that effectively converted $200 million of funds borrowed under our Credit Facilities, which was floating rate debt, to a fixed rate basis through August 2011. The interest rate swap was fixed to a base rate of 3.73% plus the current credit spread of 200 basis points as of December 31, 2009. The credit spread (not to exceed 200 basis points) was subject to change based upon the leverage ratio in accordance with the Credit Facilities. In connection with the repayment of our Credit Facilities in January 2010, we terminated these float-to-fixed interest rate swaps. See “Interest Rate Swaps,” of Note 8, “Debt Obligations,” “Cash Flow Hedges,” of Note 15, “Derivative Financial Instruments and Hedging Activities,” and “Issuance of Notes, New Credit Facility, and Repayment of Existing Credit Facility,” of Note 19, “Subsequent Events,” to the consolidated financial statements for further discussion.

As stated above, on January 15, 2010, NASDAQ OMX issued $1 billion of senior Notes and entered into a $950 million senior unsecured three-year credit facility which provides for an unfunded $250 million revolving credit commitment (including a swingline facility and letter of credit facility), and $700 million of funded Term Loans. NASDAQ OMX applied the net proceeds from the Notes, the $700 million funded Term Loans and cash on hand to repay all amounts outstanding under our Credit Facilities and related fees. As a result, NASDAQ OMX terminated the associated credit agreement. See “Issuance of Notes, New Credit Facility, and Repayment of Existing Credit Facility,” of Note 19, “Subsequent Events,” to the consolidated financial statements for further discussion.

We have other credit facilities related to our clearinghouses in order to meet liquidity and regulatory requirements. These credit facilities, which are available in multiple currencies, primarily Swedish Krona and U.S. dollar, totaled $417 million ($185 million which is available to be pledged as collateral and $232 million to satisfy regulatory requirements), none of which was drawn at December 31, 2009.

At December 31, 2008, these credit facilities totaled $246 million, of which $4 million was drawn. Amounts drawn are included in other accrued liabilities in the Consolidated Balance Sheets.

At December 31, 2009, we were in compliance with the covenants of all of our debt obligations.

NASDAQ OMX’s corporate debt was recently upgraded by S&P in January 2010 (BBB) and Moody’s in November 2009 (Baa3).

See Note 8, “Debt Obligations,” to the consolidated financial statements for further discussion of our 3.75% convertible notes, 2.50% convertible senior notes and Credit Facilities.

Broker-Dealer Net Capital Requirements

Our broker-dealer subsidiaries, Nasdaq Execution Services and NASDAQ Options Services, are subject to regulatory requirements intended to ensure their general financial soundness and liquidity, which require that they comply with minimum capital requirements. At December 31, 2009, Nasdaq Execution Services was required to maintain minimum net capital of $0.3 million and had total net capital of approximately $8.9 million, or $8.6 million in excess of the minimum amount required. At December 31, 2009, NASDAQ Options Services was also required to maintain minimum net capital of $0.3 million and had total net capital of approximately $4.5 million, or $4.2 million in excess of the minimum amount required.

Other Capital Requirements

NASDAQ Options Services is also required to maintain a $2.0 million minimum level of net capital under our clearing arrangement with the OCC.

Derivative Clearing Operations Regulatory Capital Requirements

We are required to maintain minimum levels of regulatory capital for our clearing operations for NASDAQ OMX Stockholm, NASDAQ OMX Commodities and IDCG. The level of regulatory capital required to be maintained is dependent upon many factors, including market conditions and creditworthiness of the counterparty. At December 31, 2009, we were required to maintain regulatory capital of $263 million which is comprised of:

•	$30 million of restricted cash;

•	$50 million of non-current restricted cash; and

•	$183 million primarily in Swedish government debt securities. These securities are included in financial investments, at fair value in the Consolidated Balance Sheets as of December 31, 2009.

In addition, we have available credit facilities of $232 million which can be utilized to satisfy our regulatory capital requirements.

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

Contractual Obligations and Contingent Commitments

NASDAQ OMX has contractual obligations to make future payments under debt obligations by contract maturity, minimum rental commitments under non-cancelable operating leases, net and other obligations. The following table shows these contractual obligations as of December 31, 2009:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Debt obligations by contract maturity (See Note 8, “Debt Obligations”)(1)	$2,286	$280	$1,381	$605	$20
Minimum rental commitments under non-cancelable operating leases, net (See Note 16, “Leases”)	586	105	129	120	232
Other obligations	14	7	7	—	—

Total	$2,886	$392	$1,517	$725	$252

(1)

Our debt obligations include both principal and interest obligations. The interest on our Credit Facilities reflects the net interest payment after consideration of interest rate swap agreements that effectively converted $200 million of our Credit Facility to fixed rate debt. See Note 8, “Debt Obligations,” to the consolidated financial statements for further discussion. A weighted-average interest rate of 2.64% at December 31, 2009 was used to compute the amount of the contractual obligations for interest on our Credit Facilities. The 2.50% convertible senior notes contractual obligation for interest was calculated on a 360 day basis at the contractual fixed rate of 2.50% multiplied by the aggregate principal amount of $428 million at December 31, 2009. As noted above, all amounts outstanding under our Credit Facilities were repaid in January 2010.

As a result of the repayment of our Credit Facilities and the issuance of our new Notes and Term Loans, our debt obligations by contract maturity will be as follows: Total, $2,645 million; less than 1 year, $146 million; 1-3 years, $425 million; 3-5 years, $889 million; and more than 5 years, $1,185 million. The interest on the Notes was calculated on a 360-day basis at the contractual fixed rates multiplied by the aggregate principal amounts. A rate of 2.23% was utilized to compute the interest on the Term Loans.

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

Guarantees Issued, Credit Facilities Available and Collateral Received for Clearing Operations

Through our clearing operations in the derivative markets of NASDAQ OMX Commodities, NASDAQ OMX Stockholm and IDCG, we are the legal counterparty for each derivative position traded and thereby guarantee the fulfillment of each contract. We are required to pledge collateral for commitments with other clearinghouses. The amount of these commitments is calculated on the gross exposure between the clearinghouses. As collateral for these obligations, we have obtained financial guarantees and credit facilities which are guaranteed by us through counter indemnities. At December 31, 2009, financial guarantees pledged as collateral totaled $4 million. Credit facilities available to be pledged as collateral totaled $185 million, none of which was utilized as of December 31, 2009.

In addition, we obtained credit facilities to satisfy regulatory requirements totaling $232 million, none of which has been utilized as of December 31, 2009.

At December 31, 2008, these credit facilities totaled $246 million, of which $4 million was drawn. Amounts drawn are included in other accrued liabilities in the Consolidated Balance Sheets.

We require our customers to pledge collateral and meet certain minimum financial standards to mitigate the risk if they become unable to satisfy their obligations. Total customer pledged collateral with NASDAQ OMX Commodities and NASDAQ OMX Stockholm was $6.1 billion at December 31, 2009 and $5.4 billion at December 31, 2008. This pledged collateral is held by a custodian bank. Since these funds are not held by NASDAQ OMX Commodities and NASDAQ OMX Stockholm and they are not available for our use, we do not receive any interest income on these funds. Customer pledged cash collateral held by IDCG was $3 million at December 31, 2009 and is included in restricted cash with an offsetting liability included in other accrued liabilities in the Consolidated Balance Sheets, as the risks and rewards of collateral ownership, including interest, belongs to IDCG.

We believe that the potential for us to be required to make payments under these arrangements is mitigated through the pledged collateral and our risk management policies. Accordingly, no contingent liability is recorded in the Consolidated Balance Sheets for these arrangements.

Other Guarantees

We have provided other guarantees as of December 31, 2009 of $30 million, primarily related to obligations for our rental and leasing contracts. In addition, for certain Market Technology contracts, we have performance guarantees of $5 million related to the delivery of software technology and support services. We have received financial guarantees from various financial institutions to support these guarantees. These guarantees totaled $31 million at December 31, 2008.

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

Interest Rate Risk

The majority of our financial assets and liabilities are based on floating rates and fixed rates with an outstanding maturity or reset date falling in less than one year. The following table summarizes our significant exposure to interest rate risk as of December 31, 2009:

	Financial Assets	Financial Liabilities(2)	Negative impact of a 100 bp adverse shift in interest rate(3)
	(in millions)
Floating rate positions(1)	$787	$1,500	$15
Fixed rate positions(4)(5)	233	646	4

Total	$1,020	$2,146	$19

(1)	Includes floating rate and fixed interest rates with a maturity or reset date due within 12 months.
(2)	Represents total contractual debt obligations.
(3)	Annualized impact of a 100 basis point parallel adverse shift in the yield curve.
(4)

Financial assets primarily consist of our Swedish government debt securities, which are classified as trading investment securities, with an average duration of 2.67 years. See Note 14, “Fair Value of Financial Instruments,” to the consolidated financial statements for further discussion.

(5)

Financial liabilities include $200 million of our Credit Facilities which were swapped to fixed rate using float-to-fixed interest rate swaps in the third quarter of 2008. In connection with the repayment of our Credit Facilities in January 2010, we terminated these float-to-fixed interest rate swaps. See “Interest Rate Swaps,” of Note 8, “Debt Obligations,” “Cash Flow Hedges,” of Note 15, “Derivative Financial Instruments and Hedging Activities,” and “Issuance of Notes, New Credit Facility, and Repayment of Existing Credit Facility,” of Note 19, “Subsequent Events,” to the consolidated financial statements for further discussion.

We are exposed to cash flow risk on floating rate positions. When interest rates on financial assets of floating rate positions decrease, net interest income decreases. When interest rates on financial liabilities of floating rate positions increase, net interest expense increases. Based on December 31, 2009 positions, each 1.0% change in interest rates on our net floating rate positions would impact annual pre-tax income negatively by $15 million in total as reflected in the table above.

We are exposed to price risk on our fixed rate financial investments, which total $233 million at December 31, 2009. At December 31, 2009, these fixed rate positions have an average outstanding maturity or reset date falling in more than one year. A shift of 1.0% of the interest rate curve would in aggregate impact the fair value of these positions by approximately $6 million. The average duration of the portfolio was 2.67 years. The net effect of such a yield curve shift, taking into account the change in fair value and the increase in interest income, would impact annual pre-tax income negatively by $4 million.

The aggregate impact of a 100 basis point adverse shift in interest rates on our fixed and floating rate positions as of December 31, 2008 would have been $16 million.

Foreign Currency Exchange Rate Risk

As an international company, we are subject to currency translation risk. For the year ended December 31, 2009, approximately 34.5% of our revenues less liquidity rebates, brokerage, clearance and exchange fees and 21.2% of our operating income were derived in currencies other than the U.S. dollar, primarily the Swedish Krona, Euro and Norwegian Krone.

Our primary exposure to foreign denominated revenues less liquidity rebates, brokerage, clearance and exchange fees and operating income for the year ended December 31, 2009 is presented in the following table:

	Swedish Krona	Euro	Norwegian Krone	Other Foreign Currencies
	(in millions, except currency rate)
Average foreign currency rate to the U.S. dollar in 2009	0.1315	1.3941	0.1598	#
Percentage of revenues less liquidity rebates, brokerage, clearance and exchange fees	21.0%	4.3%	3.1%	6.1%
Percentage of operating income	11.3%	6.4%	3.5%	—
Impact of a 10% adverse currency fluctuation on revenues less liquidity rebates, brokerage, clearance and exchange fees	$(30)	$(6)	$(5)	$(9)
Impact of a 10% adverse currency fluctuation on operating income	$(7)	$(4)	$(2)	$(2)

#	Represents multiple foreign currency rates.

For the year ended December 31, 2008, our primary exposures to foreign currencies were to the Swedish Krona, Euro and Danish Krone. The average foreign currency exchange rate to the U.S. dollar in 2008 was 0.1516 for the Swedish Krona, 1.4712 for the Euro, and 0.1963 for the Danish Krone. Of our total consolidated operating income for the year ended December 31, 2008, 2% was denominated in Swedish Krona, 19% in Euros, and 2% in Danish Krones.

Equity Risk

Our investments in foreign subsidiaries are exposed to volatility in currency exchange rates through translation of the foreign subsidiaries’ net assets or equity to U.S. dollars. Our primary exposure to this equity risk as of December 31, 2009 is presented by foreign currency in the following table:

	Net Investment	Impact on Consolidated Equity of a 10% Decrease in Foreign Currency
	(millions of dollars)
Swedish Krona	$320	$32
Euro	141	14
Norwegian Krone	133	13
Danish Krone	92	9

The aggregate impact on our consolidated equity of a 10% decline in the Swedish Krona, Euro, Norwegian Krone and Danish Krone as of December 31, 2008 would have been $49 million.

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

Our subsidiaries Nasdaq Execution Services and NASDAQ Options Services may be exposed to credit risk, due to the default of trading counterparties, in connection with the clearing and routing services they provide for our trading customers. System trades in equities routed to other market centers for members of The NASDAQ Stock Market are cleared by Nasdaq Execution Services, as a member of the NSCC. System trades in derivative contracts executed in the opening and closing cross and trades routed to other market centers are cleared by NASDAQ Options Services, as a member of the OCC.

Pursuant to the rules of the NSCC and Nasdaq Execution Services’ clearing agreement, Nasdaq Execution Services is liable for any losses incurred due to a counterparty or a clearing agent’s failure to satisfy its contractual obligations, either by making payment or delivering securities. Pursuant to the rules of the OCC and NASDAQ Options Services’ clearing agreement, NASDAQ Options Services is also liable for any losses incurred due to a counterparty or a clearing agent’s failure to satisfy its contractual obligations, either by making payment or delivering securities. Adverse movements in the prices of securities and derivative contracts that are subject to these transactions can increase our credit risk. However, we believe that the risk of material loss is limited, as Nasdaq Execution Services’ and NASDAQ Options Services’ customers are not permitted to trade on margin and NSCC and OCC rules limit counterparty risk on self-cleared transactions by establishing credit limits and capital deposit requirements for all brokers that clear with NSCC and OCC. Historically, neither Nasdaq Execution Services nor NASDAQ Options Services has incurred a liability due to a customer’s failure to satisfy its contractual obligations as counterparty to a system trade. Credit difficulties or insolvency or the perceived possibility of credit difficulties or insolvency of one or more larger or visible market participants could also result in market-wide credit difficulties or other market disruptions.

Through our clearing operations in the derivative markets with NASDAQ OMX Commodities, NASDAQ OMX Stockholm and IDCG, we are the legal counterparty for each derivative position traded and thereby guarantee the fulfillment of each contract. We are required to pledge collateral for commitments with other clearinghouses. See “Guarantees Issued, Credit Facilities Available and Collateral Received for Clearing Operations,” of “Off-Balance Sheet Arrangements,” above for further discussion.

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

Critical Accounting Policies and Estimates

The preparation of Consolidated Financial Statements in conformity with U.S. GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. The following critical accounting policies are based on, among other things, judgments and assumptions made by management that include inherent risk and uncertainties. Management’s estimates are based on the relevant information available at the end of each period. For a summary of our significant accounting policies, including the accounting policies discussed below, see Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements for further discussion.

Revenue Recognition

Issuer Services Revenues

Global Listing Services

Listing Services revenues in the U.S. include annual renewal fees, listing of additional shares fees and initial listing fees. Annual renewal fees do not require any judgments or assumptions by management as these amounts are recognized ratably over the following 12-month period. However, listing of additional shares fees and initial listing fees are recognized on a straight-line basis over estimated service periods, which are four and six years, respectively, based on our historical listing experience and projected future listing duration.

Market Technology Revenues

Market Technology revenues are derived from three primary sources: licensing, support and project revenues, facility management services revenues and other revenues.

License, support and project revenues are derived from the system solutions developed and sold by NASDAQ OMX. After we have developed and sold a system solution, the customer licenses the right to use the software and may require post contract support and other services. In order to recognize revenues associated with each individual element of a multiple-element sales arrangement separately, we are required to establish the existence of VSOE of fair value for each element. When VSOE for individual elements of an arrangement cannot be established, revenue is generally deferred and recognized over either the final element of the arrangement or the entire term of the arrangement for which the services will be delivered.

Many projects involve individual adaptations to the specific requirements of the customer, such as those relating to functionality and capacity. We may customize our software technology and make significant modifications to the software to meet the needs of our customers, and as such, we account for these arrangements under contract accounting. Under contract accounting, when VSOE for valuing certain elements of an arrangement cannot be established, total revenues, as well as costs incurred, are deferred until the customization and significant modifications are complete and are then recognized over the post contract support period. We include the deferral of this revenue in other liabilities and the deferral of costs in other assets in the Consolidated Balance Sheets.

When significant production, modification or customization of our software is not required, revenue and costs are recognized over the entire term of the arrangement, once the software has been delivered and services have commenced. We include the deferral of this revenue in other liabilities and the deferral of costs in other assets in the Consolidated Balance Sheets.

Reserve for Bad Debts

The reserve for bad debts is maintained at a level that management believes to be sufficient to absorb estimated losses in the accounts receivable portfolio. The reserve is increased by the provision for bad debts which is charged against operating results and decreased by the amount of charge-offs, net of recoveries. The amount charged against operating results is based on several factors including, but not limited to, a continuous assessment of the collectability of each account, the length of time a receivable is past due and our historical experience with the particular customer. In circumstances where a specific customer’s inability to meet its financial obligations is known (i.e., bankruptcy filings), we record a specific provision for bad debts against amounts due to reduce the receivable to the amount we reasonably believe will be collected. Due to changing economic, business and market conditions, we review the reserve for bad debts monthly and make changes to the reserve through the provision for bad debts as appropriate. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to pay), our estimates of recoverability could be reduced by a material amount.

Goodwill and Indefinite-Lived Intangible Assets and Related Impairment

Our business acquisitions typically result in the recording of goodwill and intangible assets, and the recorded values of those assets may become impaired in the future. As of December 31, 2009, goodwill totaled $4.8 billion and indefinite-lived intangible assets totaled $0.9 billion. The determination of the value of such goodwill and indefinite-lived intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. Goodwill for our three reporting units and indefinite-lived intangible assets are reviewed for impairment annually, or in interim periods if certain events occur indicating that the carrying value may be impaired. We test for impairment during the fourth quarter of our fiscal year using October 1st carrying values. We assess potential impairments to goodwill and indefinite-lived intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. For goodwill, if the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill is less than the carrying value. For indefinite-lived intangible assets, impairment exists if the carrying value of the intangible asset exceeds its fair value. Considerable management judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate cash flows. Our judgments regarding the existence of impairment indicators and future cash flows related to goodwill and indefinite-lived intangible assets are based on operational performance of our acquired businesses, market conditions, relevant trading multiples of comparable companies, the trading price of our common stock and other factors. Although there are inherent uncertainties in this assessment process, the estimates and assumptions we use are consistent with our internal planning. However, disruptions to our business such as continued economic weakness and unexpected significant declines in operating results of reporting units, may result in our having to perform an impairment test for goodwill for some or all of our reporting units and indefinite-lived intangible assets prior to the required annual assessment. These types of events and the resulting analysis could result in goodwill or indefinite-lived intangible asset impairment charges in the future. As of December 31, 2009, there were no reporting units deemed to be at risk of failing the goodwill impairment test. Also, we do not have any indefinite-lived intangible assets at risk of failing our impairment test. There have been no significant events since the timing of our impairment tests that would have triggered additional impairment testing. No impairments of goodwill or indefinite-lived intangible assets were recorded in 2009, 2008 or 2007.

Other Long-Lived Assets and Related Impairment

We also assess potential impairments to our other long-lived assets, including finite-lived intangible assets, equity method investments, property and equipment and other assets, when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the carrying amount of the long-lived asset exceeds its fair value and is not recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. We evaluate our equity method investments for other-than-temporary declines in value by considering a variety of factors such as the earnings capacity of the investment and the fair value of the investment compared to its carrying amount. In addition, for investments where the market value is readily determinable, we consider the underlying stock price as an additional factor. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. In 2009, we recorded losses of $87 million due to impairment charges related to NASDAQ Dubai and Agora-X. These charges were included in income (loss) from unconsolidated investees, net in the Consolidated Statements of Income. See Note 5, “Equity Method Investments,” to the consolidated financial statements for further discussion. In 2008, we recorded an impairment loss of finite-lived intangible assets of $7 million primarily related to our insurance agency business, which was part of Corporate Services within our Issuer Services segment. This charge was included in asset impairment charges in the Consolidated Statements of Income. See Note 4, “Goodwill and Purchased Intangible Assets,” to the consolidated financial statements for further discussion. No other impairments of long-lived assets were recorded in 2009, 2008 or 2007.

Amortization Periods of Intangible Assets with Finite-Lives

Intangible assets, net, primarily include exchange and clearing registrations, customer relationships, trade names, licenses and technology. Intangible assets with finite-lives are amortized on a straight-line basis over their estimated average useful lives as follows:

•	Technology: 1.5—10 years

•	Customer relationships: 10—30 years

•	Other: 1—10 years

The estimated useful life of developed and new technology is based on the likely duration of benefits to be derived from the technology. We consider such factors as the migration cycle for re-platforming existing technologies and the development of future generations of technology. We also give consideration to the pace of the technological changes in the industries in which we sell our products.

The estimated useful life of customer relationships is determined based on an analysis of the historical attrition rates of customers and an analysis of the legal, regulatory, contractual, competitive, economic, or other factors that limit the useful life of customer relationships.

See Note 3, “Acquisitions and Strategic Initiatives,” and Note 4, “Goodwill and Purchased Intangible Assets,” to the consolidated financial statements for further discussion of intangible assets.

Income Taxes

Estimates and judgments are required in the calculation of certain tax liabilities and in the determination of the recoverability of certain deferred tax assets, which arise from net operating loss carryforwards, tax credit carryforwards and temporary differences between the tax and financial statement recognition of revenue and expense. Our deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Management is required to determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the recognition thresholds, the position is measured to determine the amount of benefit to be recognized in the consolidated financial statements. Interest and/or penalties related to income tax matters are recognized in income tax expense.

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

Pension and Post-Retirement Benefits

Pension and other post-retirement benefit plan information for financial reporting purposes is developed using actuarial valuations. We assess our pension and other post-retirement benefit plan assumptions on a regular basis. In evaluating these assumptions, we consider many factors, including evaluation of the discount rate, expected rate of return on plan assets, healthcare cost trend rate, retirement age assumption, our historical assumptions compared with actual results and analysis of current market conditions and asset allocations. See Note 10, “Employee Benefits,” to the consolidated financial statements for further discussion.

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

Share-Based Compensation

The accounting for share-based compensation requires the measurement and recognition of compensation expense for all share-based awards made to employees based on estimated fair values. Share-based awards, or equity awards, include employee stock options, restricted stock and PSUs. Prior to October 2008, restricted stock generally refers to restricted stock awards and after October 2008, restricted stock generally refers to restricted stock units.

We estimate the fair value of employee stock options using the Black-Scholes valuation model. Assumptions used in the Black-Scholes valuation model include the expected life of the award, the weighted-average risk free rate, the expected volatility, and the dividend yield. Our computation of expected life is based on historical exercise patterns. The risk free interest rate for periods within the expected life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. Our computation of expected volatility is based on a combination of historical and market-based implied volatility. Our credit facilities restrict our ability to pay dividends. Before our credit facilities were in place, it was not our policy to declare or pay cash dividends on our common stock.

See Note 11, “Share-Based Compensation,” to the consolidated financial statements for further discussion.

Software Costs

We capitalize and amortize significant purchased application software and operational software that are an integral part of computer hardware on the straight-line method over their estimated useful lives, generally two to five years. We expense other purchased software as incurred.

Certain costs incurred in connection with developing or obtaining internal use software are capitalized. We capitalize internal and third party costs incurred in connection with the development of internal use software.

Under our Market Technology segment, costs of computer software to be sold, leased, or otherwise marketed as a separate product or as part of a product or process are capitalized after the product has reached technological feasibility. Technological feasibility is established upon completion of a detail program design or, in its absence, completion. Thereafter, all software production costs shall be capitalized. Prior to reaching technological feasibility, all costs are charged to expense. Capitalized costs are amortized on a straight-line basis over the remaining estimated economic life of the product and are included in depreciation and amortization expense in the Consolidated Statements of Income.

Foreign Currency Translation

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

Recently Adopted Accounting Pronouncements

ASC Topic 105—In June 2009, the Financial Accounting Standards Board, or FASB, issued the FASB Accounting Standards Codification, or ASC, Topic 105, “Generally Accepted Accounting Principles,” as the single source of authoritative nongovernmental U.S. GAAP. The provisions in this guidance do not change current U.S. GAAP, but are intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents were superseded and all other accounting literature that is not included in the FASB Codification is considered non-authoritative. This guidance is effective for interim and annual periods ending after September 15, 2009 and, accordingly, was effective for our annual period ended December 31, 2009. The adoption of this guidance did not have an impact on our financial condition or results of operations, but did impact our financial reporting process by eliminating all references to pre-codification standards.

ASC Topic 715—In December 2008, the FASB issued new accounting guidance contained within ASC Topic 715, “Compensation—Retirement Benefits.” This guidance requires that information about pension and other post-retirement benefit plan assets be disclosed, on an annual basis, based on the fair value disclosure requirements of ASC Topic 820, “Fair Value Measurements and Disclosures.” The guidance requires us to separate plan assets into three fair value hierarchy levels and provide a rollforward of the changes in fair value of plan assets classified as Level 3, if any. For further information on the three fair value hierarchy levels, see Note 14, “Fair Value of Financial Instruments,” to the consolidated financial statements. This guidance is effective for NASDAQ OMX’s fiscal year end 2009. Since the new provisions of this guidance require only additional disclosures about our pension and other post-retirement benefit plan assets, the adoption of the new provisions did not affect our financial position or results of operations.

ASC Topic 805—On January 1, 2009, we adopted on a prospective basis ASC Topic 805, “Business Combinations.” This recently issued guidance significantly changed how business acquisitions were accounted for and will impact financial statements both on the acquisition date and in subsequent periods requiring:

•	More assets acquired and liabilities assumed to be measured at fair value as of the acquisition date;

•	Liabilities related to contingent consideration to be remeasured at fair value in each subsequent reporting period; and

•	An acquirer to expense acquisition-related costs (e.g., deal fees for attorneys, accountants, investment bankers).

The adoption of this guidance did not have a material impact on our consolidated financial statements as of December 31, 2009.

ASC Topic 810—On January 1, 2009, we adopted recently issued accounting guidance contained within ASC Topic 810, “Consolidations,” which changed the accounting and reporting for minority interests, which are now characterized as noncontrolling interests and classified as a component of equity. This recently issued guidance requires retroactive adoption of the presentation and disclosure requirements for existing noncontrolling interests. All other requirements under the new guidance have been applied prospectively. Noncontrolling interests were $17 million as of December 31, 2009 and December 31, 2008.

ASC Topic 815—On January 1, 2009, we adopted recently issued accounting guidance contained within ASC Topic 815 “Derivatives and Hedging,” which enhanced the disclosure requirements about our derivative instruments and hedging activities, thereby improving the transparency of financial reporting. The adoption of this guidance did not have an impact on our financial condition or results of operations but will impact disclosures of our derivative instruments and hedging activities. The additional disclosures required under this guidance are included in Note 15, “Derivative Financial Instruments and Hedging Activities,” to the consolidated financial statements.

ASC Topic 470.20—On January 1, 2009, we adopted ASC Topic 470.20, “Debt: Debt with Conversion and Other Options,” which is applicable to our 2.50% convertible senior notes due 2013. This guidance requires us to separately account for the liability and equity components of a convertible debt instrument in a manner that reflects our nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The guidance also requires bifurcation of a component of the debt, classification of that component in equity and then accretion of the resulting discount on the debt as part of interest expense being reflected in the income statement.

We have adjusted all periods presented to reflect the reclassification of a portion of the carrying value of the 2.50% convertible senior notes from debt to equity and the accretion of the debt discount as part of interest expense. The incremental effect of adopting the provisions under this guidance on our Consolidated Statements of Income for the year ended December 31, 2008 was additional interest expense of $11 million and a tax benefit of $5 million, resulting in a decrease to our net income attributable to NASDAQ OMX of $6 million, or $.03 per diluted share. The incremental effects of adopting the provisions under this guidance on our Consolidated Balance Sheets at December 31, 2008 are presented in the following table (in millions).

	Before Adoption of ASC 470.20	Effect of Adopting ASC 470.20		After Adoption of ASC 470.20
Deferred tax liabilities	$14	$5		$19
Non-current deferred tax liabilities	672	24		696
Total debt obligations	2,598	(74	)(1)	2,524
Total liabilities	8,494	(45)		8,449
Additional paid-in capital	3,518	51	(2)	3,569
Retained earnings	1,350	(6)		1,344
Total NASDAQ OMX stockholders’ equity	4,241	45		4,286

(1)

As of December 31, 2008, the unamortized debt discount on the 2.50% convertible senior notes included in debt obligations in the Consolidated Balance Sheets was $74 million. This amount will be accreted as part of interest expense through the maturity date of the convertible debt of August 15, 2013.

(2)

As of December 31, 2008, the equity component of the 2.50% convertible senior notes included in additional paid-in capital in the Consolidated Balance Sheets was $51 million. This amount is calculated as follows: $85 million of excess principal of the 2.50% convertible senior notes over the carrying amount less $34 million of deferred taxes. The deferred tax liability is determined by multiplying the $85 million of excess principal of the 2.50% convertible senior notes over the carrying amount by the U.S. marginal tax rate of 39.55%.

See Note 8, “Debt Obligations,” to the consolidated financial statements for further discussion of our 2.50% convertible senior notes.

ASC Topic 825—On April 1, 2009, we adopted recently issued accounting guidance contained within ASC Topic 825, “Financial Instruments,” which requires disclosure about fair value of financial instruments in interim as well as in annual financial statements. This recently issued guidance, which was effective for us in our interim financial reporting period ended June 30, 2009, did not have a material impact on our financial position, results of operations, and disclosures. See Note 14, “Fair Value of Financial Instruments,” to the consolidated financial statements for disclosure about fair value of financial instruments.

ASC Topic 855—In June 2009, we adopted ASC Topic 855, “Subsequent Events,” which provides guidance to establish general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance requires entities to disclose the date through which subsequent events were evaluated as well as the basis for why that date was selected. The guidance, which was effective for us in our interim financial reporting period ended June 30, 2009, did not have a material impact on our financial position, results of operations, and disclosures. See Note 19, “Subsequent Events,” to the consolidated financial statements for further discussion of the subsequent events that occurred after December 31, 2009.

Recently Issued Accounting Pronouncements

ASC Topic 605.25—In October 2009, the FASB issued authoritative guidance on ASC 605.25, “Revenue Recognition—Multiple-Element Arrangements.” This guidance modifies the revenue recognition guidance for arrangements that involve the delivery of multiple-elements, such as product, software, services or support, to a customer at different times as part of a single revenue generating transaction. This standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. The standard also expands the disclosure requirements for multiple deliverable revenue arrangements. This accounting guidance is effective for us beginning January 1, 2011, but may be early adopted as of the first quarter of 2010 or through a retrospective application to all revenue arrangements for all periods presented in the financial statements. We are currently evaluating the potential impact, if any, on our consolidated financial statements and timing of the adoption of this guidance.

ASC Topic 985.605—In October 2009, the FASB amended the existing accounting guidance for how entities account for multiple-element arrangements that include both software and hardware elements, which typically resulted in the sale of hardware being accounted for under the software recognition rules. The software revenue recognition guidance in ASC 985-605, “Software-Revenue Recognition,” changes revenue recognition for tangible products containing software elements and non-software elements. The tangible element of the product is always outside of the scope of the software revenue recognition rules, and the software elements of tangible products when the software element and non-software elements function together to deliver the product’s essential functionality are outside of the scope of the software rules. As a result, both the hardware and qualifying related software elements are excluded from the scope of the software revenue guidance and accounted for under the revised multiple-element revenue recognition guidance discussed above. This accounting guidance is effective for us beginning January 1, 2011 with early adoption permitted. However, early adoption is permitted only when ASC 605.25 is also early adopted as of the same period. We are currently evaluating the potential impact, if any, the adoption of this guidance will have on our consolidated financial statements.

Summarized Quarterly Financial Data (Unaudited)

	1st Qtr 2009	2nd Qtr 2009	3rd Qtr 2009	4th Qtr 2009
	(in millions, except per share amounts)
Total revenues	$895	$889	$810	$815
Cost of revenues	(526)	(522)	(461)	(446)

Revenues less liquidity rebates, brokerage, clearance and exchange fees	369	367	349	369
Total operating expenses	203	208	218	220

Operating income	166	159	131	149

Net income attributable to NASDAQ OMX	$94	$69	$60	$43

Basic earnings per share	$0.47	$0.34	$0.30	$0.20

Diluted earnings per share	$0.44	$0.33	$0.28	$0.20

	1st Qtr 2008	2nd Qtr 2008	3rd Qtr 2008	4th Qtr 2008
Total revenues	$814	$822	$990	$1,025
Cost of revenues	(536)	(442)	(591)	(622)

Revenues less liquidity rebates, brokerage, clearance and exchange fees	278	380	399	403
Total operating expenses	145	225	227	223

Operating income	133	155	172	180

Net income attributable to NASDAQ OMX	$121	$100	$58	$35

Basic earnings per share	$0.75	$0.50	$0.29	$0.17

Diluted earnings per share	$0.69	$0.47	$0.27	$0.17

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Information about quantitative and qualitative disclosures about market risk is incorporated herein by reference from “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk.”

Item 8. Financial Statements and Supplementary Data.

NASDAQ OMX’s consolidated financial statements, including Consolidated Balance Sheets as of December 31, 2009 and 2008, Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007, Consolidated Statements of Changes in Equity for the years ended December 31, 2009, 2008 and 2007, Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2009, 2008 and 2007, Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007 and notes to our consolidated financial statements, together with a report thereon of Ernst & Young LLP, dated February 18, 2010, are attached hereto as pages F-1 through F-59 and incorporated by reference herein.

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

(b). Internal controls over financial reporting. There have been no changes in NASDAQ OMX’s internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, NASDAQ OMX’s internal controls over financial reporting.

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

Management is also responsible for establishing and maintaining adequate internal control over NASDAQ OMX’s financial reporting. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, we maintain a system of internal control that is designed to provide reasonable assurance as to the fair and reliable preparation and presentation of the consolidated financial statements, as well as to safeguard assets from unauthorized use or disposition that could have a material effect on the financial statements.

Our management assessed the effectiveness of our internal control over financial reporting, as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on its assessment, our management believes that, as of December 31, 2009, our internal control over financial reporting is effective.

Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on NASDAQ OMX’s internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of The NASDAQ OMX Group, Inc.

We have audited The NASDAQ OMX Group Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The NASDAQ OMX Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, The NASDAQ OMX Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The NASDAQ OMX Group, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in equity, comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2009 of The NASDAQ OMX Group, Inc. and our report dated February 18, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

February 18, 2010

Item 9B. Other Information.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Information about NASDAQ OMX’s directors, as required by Item 401 of Regulation S-K, is incorporated by reference from the discussion under the caption “Proposal I: Election of Directors” in NASDAQ OMX’s proxy statement for the 2010 Annual Meeting of Stockholders, or the Proxy. Information about NASDAQ OMX’s executive officers, as required by Item 401 of Regulation S-K, is incorporated by reference from the discussion under the caption “Executive Officers of NASDAQ OMX” in the Proxy. Information about Section 16 reports, as required by Item 405 of Regulation S-K, is incorporated by reference from the discussion under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy. Information about NASDAQ OMX’s code of ethics, as required by Item 406 of Regulation S-K, is incorporated by reference from the discussion under the caption “NASDAQ OMX Corporate Governance Guidelines and Code of Ethics” in the Proxy. Information about NASDAQ OMX’s nomination procedures, audit committee and audit committee financial experts, as required by Items 407(c)(3), 407(d)(4) and 407(d)(5) of Regulation S-K, is incorporated by reference from the discussion under the caption “Proposal I: Election of Directors” in the Proxy.

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

Equity Compensation Plan Information

NASDAQ OMX’s Equity Plan provides for the issuance of our equity securities to our officers and other employees, directors and consultants. In addition, U.S. employees of NASDAQ OMX and its subsidiaries are eligible to participate in the NASDAQ OMX 2000 Employee Stock Purchase Plan, or ESPP, at 85.0% of the fair market value of our common stock on the price calculation date. The Equity Plan and the ESPP have been approved previously by our stockholders. In 2003, we granted non-qualified stock options for 1,000,000 shares of common stock and 100,000 shares of restricted stock to Robert Greifeld, our Chief Executive Officer, as inducement awards to secure his employment with NASDAQ OMX. These two inducement awards were outside of the Equity Plan. The following table sets forth information regarding outstanding options and shares reserved for future issuance under all of NASDAQ OMX’s compensation plans as of December 31, 2009.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)(1)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))(c)
Equity compensation plans approved by stockholders	9,506,871		$19.13	7,096,143	(2)
Equity compensation plans not approved by stockholders	700,000	(3)(4)	$5.28
Total	10,206,871		$18.18	7,096,143	(2)

(1)

The amounts in this column include only the number of shares to be issued upon exercise of outstanding options, warrants and rights. At December 31, 2009, we also had 2,761,430 shares to be issued upon vesting of outstanding restricted stock and performance share units, or PSUs.

(2)	This amount includes 6,482,238 shares of common stock that may be awarded pursuant to the Equity Plan and 613,905 shares of common stock that may be issued pursuant to the ESPP.
(3)

Mr. Greifeld received an inducement award of non-qualified stock options exercisable for 1,000,000 shares of common stock pursuant to the terms of his 2003 employment agreement, of which he has exercised 300,000 shares. The award was granted on April 15, 2003 at an exercise price of $5.28 per share and expires on April 15, 2013. The option became exercisable with respect to 250,000 shares on July 10, 2003 and became exercisable with respect to 250,000 shares on each of April 15, 2004, 2005 and 2006. In the event Mr. Greifeld’s employment is terminated by NASDAQ OMX for cause or by Mr. Greifeld without good reason (each as defined in the employment agreement he entered into with us in 2003), the vested options will remain exercisable for a period ending on the earlier of ten days after termination or the expiration date. In the event Mr. Greifeld’s employment is terminated by NASDAQ OMX without cause, by Mr. Greifeld for good reason or in the event of death or disability, Mr. Greifeld would have the earlier of 24 months after the termination date or the expiration date to exercise the vested options. If Mr. Greifeld’s employment terminates as a result of retirement (as defined in the employment agreement he entered into with us in 2003), he would have the earlier of 370 days or the expiration date to exercise the vested options. In the event Mr. Greifeld’s employment terminates as a result of a non-renewal by NASDAQ OMX, any vested options will be exercisable until the earlier of 24 months from termination or the expiration date. This inducement award is transferable by Mr. Greifeld only to certain immediate family members or to a trust or other entity for the exclusive benefit of such immediate family members.

(4)

Does not include 100,000 shares of restricted stock granted to Mr. Greifeld as an inducement award on June 11, 2003. The shares of restricted stock vested in equal amounts on each of the first three anniversaries of May 12, 2003, Mr. Greifeld’s date of commencement of employment. This inducement award is transferable only by the laws of descent and distribution.

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

(a)(3) Exhibits

Exhibit Index

Exhibit Number
3.1	Restated Certificate of Incorporation of NASDAQ OMX (incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed on August 7, 2009).

3.1.1	Certificate of Designation of Series A Convertible Preferred Stock of NASDAQ OMX (incorporated herein by reference to Exhibit 3.1.8 to the Current Report on Form 8-K filed on October 6, 2009).

3.2	By-Laws of NASDAQ OMX (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on August 26, 2009).

4.1	Form of Common Stock certificate (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form 10 filed on April 30, 2001).

4.2	Amended and Restated Securityholders Agreement, dated as of April 22, 2005, among Norway Acquisition SPV, LLC, Hellman & Friedman Capital Partners IV, L.P., H&F Executive Fund IV, L.P., H&F International Partners IV-A, L.P., and H&F International Partners IV-B, L.P., Silver Lake Partners TSA, L.P., Silver Lake Investors, L.P., VAB Investors, LLC and Integral Capital Partners VI, L.P. (incorporated herein by reference to Exhibit 4.5 to the Current Report on Form 8-K filed on April 28, 2005).

Exhibit Number
4.3	Registration Rights Agreement, dated as of April 22, 2005, among Nasdaq, Hellman & Friedman Capital Partners IV, L.P., H&F Executive Fund IV, L.P., H&F International Partners IV-A, L.P., and H&F International Partners IV-B, L.P., Silver Lake Partners TSA, L.P., Silver Lake Investors, L.P., VAB Investors, LLC and Integral Capital Partners VI, L.P. (incorporated herein by reference to Exhibit 4.4 to the Current Report on Form 8-K filed on April 28, 2005).

4.4	Purchase Agreement, dated February 20, 2008, among Nasdaq, J.P. Morgan Securities Inc. and Banc of America Securities LLC (as Initial Purchasers) (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 21, 2008).

4.5	Indenture, dated as February 26, 2008, between Nasdaq and The Bank of New York (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 3, 2008)

4.6	Form of 2.50% Convertible Senior Note due 2013 (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on March 3, 2008).

4.7	Registration Rights Agreement, dated February 26, 2008, among The NASDAQ OMX Group, Inc., J.P. Morgan Securities Inc. and Banc of America Securities LLC (incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on March 3, 2008).

4.8	The NASDAQ OMX Group Inc.’s Stockholders’ Agreement, dated as of February 27, 2008, between The NASDAQ OMX Group, Inc. and Borse Dubai Limited (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 3, 2008).

4.8.1	First Amendment to The NASDAQ OMX Group Inc.’s Stockholders’ Agreement, dated as of February 19, 2009, between The NASDAQ OMX Group, Inc. and Borse Dubai Limited (incorporated herein by reference to Exhibit 4.10.1 to the Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 26, 2009).

4.9	Registration Rights Agreement, dated as of February 27, 2008, among The NASDAQ OMX Group, Inc., Borse Dubai Limited and Borse Dubai Nasdaq Share Trust (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on March 3, 2008).

4.9.1	First Amendment to Registration Rights Agreement, dated as of February 19, 2009, among The NASDAQ OMX Group, Inc., Borse Dubai Limited and Borse Dubai Nasdaq Share Trust (incorporated herein by reference to Exhibit 4.11.1 to the Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 26, 2009).

4.10	Indenture, dated as of January 15, 2010, between NASDAQ OMX and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on January 19, 2010).

4.11	Supplemental Indenture, dated as of January 15, 2010, among NASDAQ OMX and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on January 19, 2010).

10.1	Amended and Restated Board Compensation Policy, approved as of December 17, 2008 (incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 26, 2009).*

10.2	Amended and Restated Executive Corporate Incentive Plan, dated as of December 17, 2008 (incorporated herein by reference to Exhibit 10.2 to the Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 26, 2009).*

10.3	Form of NASDAQ OMX Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.5 to the Annual Report on Form 10-K for the year ended December 31, 2007 filed on February 25, 2008).*

Exhibit Number
10.4	Form of NASDAQ OMX Restricted Stock Award Agreement (directors) (incorporated herein by reference to Exhibit 10.7 to the Annual Report on Form 10-K for the year ended December 31, 2006 filed on February 28, 2007).*

10.5	Form of NASDAQ OMX Restricted Stock Unit Agreement (directors) (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed on August 7, 2009).*

10.6	Form of NASDAQ OMX Performance Share Unit Agreement (incorporated herein by reference to Exhibit 10.8 to the Annual Report on Form 10-K for the year ended December 31, 2007 filed on February 25, 2008).*

10.7	Amended and Restated Supplemental Executive Retirement Plan, dated as of December 17, 2008 (incorporated herein by reference to Exhibit 10.6 to the Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 26, 2009).*

10.7.1	Amendment No. 1 to Amended and Restated Supplemental Executive Retirement Plan, effective as of December 31, 2008 (incorporated herein by reference to Exhibit 10.6.1 to the Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 26, 2009).*

10.8	The NASDAQ OMX Group, Inc. Supplemental Employer Retirement Contribution Plan, dated as of December 17, 2008 (incorporated herein by reference to Exhibit 10.7 to the Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 26, 2009).*

10.9	Employment Agreement by and between Nasdaq and Robert Greifeld, effective as of January 1, 2007 (incorporated herein by reference to Exhibit 10.5 to the Annual Report on Form 10-K filed on February 28, 2007).*

10.9.1	Amendment to Employment Agreement by and between NASDAQ OMX and Robert Greifeld, effective as of December 31, 2008 (incorporated herein by reference to Exhibit 10.8.1 to the Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 26, 2009).*

10.10	Nonqualified Stock Option Agreement between Nasdaq and Robert Greifeld reflecting December 13, 2006 grant (incorporated herein by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the year ended December 31, 2007 filed on February 25, 2008).*

10.11	Nonqualified Stock Option Agreement between NASDAQ OMX and Robert Greifeld reflecting June 30, 2009 grant.*

10.12	2007 Performance Share Unit Agreement between Nasdaq and Robert Greifeld (incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 2007 filed on February 25, 2008).*

10.13	2008 Performance Share Unit Agreement between Nasdaq and Robert Greifeld (incorporated herein by reference to Exhibit 10.15 to the Annual Report on Form 10-K for the year ended December 31, 2007 filed on February 25, 2008).*

10.14	2009 Performance Share Unit Agreement between NASDAQ OMX and Robert Greifeld (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed on August 7, 2009).*

10.15	Form of Amended and Restated Letter Agreement, effective as of December 31, 2008, between NASDAQ OMX and Certain Executive Officers (incorporated herein by reference to Exhibit 10.12 to the Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 26, 2009).*

Exhibit Number
10.16	Employment Agreement between Nasdaq and Edward Knight, effective as of December 29, 2000 Nasdaq (incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 31, 2003).*

10.16.1	First Amendment to Employment Agreement between Nasdaq and Edward Knight, effective February 1, 2002 Nasdaq (incorporated herein by reference to Exhibit 10.14.1 to the Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 31, 2003).*

10.16.2	Second Amendment to Employment Agreement between NASDAQ OMX and Edward Knight, effective as of December 31, 2008 (incorporated herein by reference to Exhibit 10.13.2 to the Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 26, 2009).*

10.17	Amendment to Nonqualified Stock Option Agreements, effective as of October 21, 2009, between NASDAQ OMX and David P. Warren.*

10.18	Employment Agreement, dated as of June 24, 2008, between OMX AB and Hans-Ole Jochumsen.*

10.19	OMX Transaction Agreement, dated as of November 15, 2007, among Nasdaq, Borse Dubai Limited and BD Stockholm AB (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 16, 2007).

10.19.1	Amendment to the OMX Transaction Agreement, dated as of February 27, 2008, among Nasdaq, Borse Dubai Limited and BD Stockholm AB (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 3, 2008).

10.20	DIFX Transaction Agreement, dated as of November 15, 2007, among Nasdaq, Borse Dubai Limited and Dubai International Financial Exchange Limited (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on November 16, 2007).

10.21	Share Purchase Agreement, dated as of February 21, 2008, between Nord Pool ASA and OMX AB (publ) (incorporated herein by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 26, 2009).

10.22	Credit Agreement, dated February 27, 2008, among NASDAQ OMX, the Lenders party thereto, Bank of America, N.A., as Administrative Agent, Collateral Agent, Swingline Lender and Issuing Bank, and JPMorgan Chase Bank, N.A., as Syndication Agent, and the other parties thereto (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on March 3, 2008).

10.22.1	Amendment No. 1 to Credit Agreement and Collateral Agreement, dated as of December 4, 2008, among NASDAQ OMX, the Lenders party thereto, Bank of America, N.A., as Administrative Agent, Collateral Agent, Swingline Lender and Issuing Bank, and JPMorgan Chase Bank, N.A., as Syndication Agent, and the other parties thereto (incorporated herein by reference to Exhibit 10.21.1 to the Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 26, 2009).

10.23	Credit Agreement, dated as of January 15, 2010, among NASDAQ OMX, the Lenders party thereto, Bank of America, N.A., as administrative agent, Nordea Bank AB (publ.) and Skandinaviska Enskilda Banken AB (publ.), as Nordic Lead Arrangers and Joint Bookrunning Managers, Banc of America Securities LLC and J.P. Morgan Securities Inc., as U.S. Lead Arrangers and Joint Bookrunning Managers and J.P. Morgan Chase Bank, N.A., Nordea Bank AB (publ.) and Skandinaviska Enskilda Banken AB (publ.) as documentation agents (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on January 19, 2010).

11	Statement regarding computation of per share earnings (incorporated herein by reference from Note 13 to the consolidated financial statements under Part II, Item 9 of this Form 10-K).

Exhibit Number
12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	List of all subsidiaries.

23.1	Consent of Ernst & Young.

24.1	Powers of Attorney.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.

*	Management contract or compensatory plan or arrangement.

(b)	Exhibits:

See Item 15(a)(3) above.

(c)	Financial Statement Schedules:

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 18, 2010.

THE NASDAQ OMX GROUP, INC.

By:	/s/ ROBERT GREIFELD
Name:	Robert Greifeld
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 18, 2010.

Name	Title

/s/ ROBERT GREIFELD Robert Greifeld	Chief Executive Officer and Director (Principal Executive Officer)

/s/ ADENA T. FRIEDMAN Adena T. Friedman	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ RONALD HASSEN Ronald Hassen	Senior Vice President and Controller (Principal Accounting Officer)

* H. Furlong Baldwin	Chairman of the Board

* Urban Bäckström	Deputy Chairman of the Board

* Michael Casey	Director

* Lon Gorman	Director

* Glenn H. Hutchins	Director

* Birgitta Kantola	Director

* Essa Kazim	Director

* John D. Markese	Director

* Hans Munk Nielsen	Director

Name	Title

* Thomas F. O’Neill	Director

* James S. Riepe	Director

* Michael R. Splinter	Director

* Lars Wedenborn	Director

* Deborah L. Wince-Smith	Director

*	Pursuant to Power of Attorney

By:	/s/ EDWARD S. KNIGHT
Edward S. Knight
Attorney-in-Fact

THE NASDAQ OMX GROUP, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

The following consolidated financial statements of The NASDAQ OMX Group, Inc. and its subsidiaries are presented herein on the page indicated:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of The NASDAQ OMX Group, Inc.

We have audited the accompanying consolidated balance sheets of The NASDAQ OMX Group, Inc. (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in equity, comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The NASDAQ OMX Group, Inc. at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The NASDAQ OMX Group, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

February 18, 2010

The NASDAQ OMX Group, Inc.

Consolidated Balance Sheets

(in millions, except share and par value amounts)

	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$594	$374
Restricted cash	60	141
Financial investments, at fair value	308	227
Receivables, net	301	339
Deferred tax assets	25	27
Market value, outstanding derivative positions	2,054	4,122
Other current assets	112	198

Total current assets	3,454	5,428
Non-current restricted cash	50	50
Property and equipment, net	164	183
Non-current deferred tax assets	504	659
Goodwill	4,800	4,492
Intangible assets, net	1,631	1,583
Other assets	119	357

Total assets	$10,722	$12,752

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$119	$242
Section 31 fees payable to SEC	137	49
Accrued personnel costs	125	157
Deferred revenue	105	98
Other accrued liabilities	79	165
Deferred tax liabilities	23	19
Market value, outstanding derivative positions	2,054	4,122
Current portion of debt obligations	225	225

Total current liabilities	2,867	5,077
Debt obligations	1,867	2,299
Non-current deferred tax liabilities	683	696
Non-current deferred revenue	160	155
Other liabilities	186	222

Total liabilities	5,763	8,449
Commitments and contingencies
Series A convertible preferred stock	15	—
Equity
NASDAQ OMX stockholders’ equity:
Common stock, $0.01 par value, 300,000,000 shares authorized, shares issued: 211,713,186 at December 31, 2009 and 202,188,144 at December 31, 2008; shares outstanding: 211,385,464 at December 31, 2009 and 201,896,700 at December 31, 2008	2	2
Preferred stock, 30,000,000 shares authorized, series A convertible preferred stock: shares issued and outstanding: 1,600,000 at December 31, 2009 (classified above as temporary equity) and none at December 31, 2008	—	—
Additional paid-in capital	3,731	3,569
Common stock in treasury, at cost: 327,722 shares at December 31, 2009 and 291,444 shares at December 31, 2008	(10)	(10)
Accumulated other comprehensive loss	(406)	(619)
Retained earnings	1,610	1,344

Total NASDAQ OMX stockholders’ equity	4,927	4,286
Noncontrolling interests	17	17

Total equity	4,944	4,303

Total liabilities, series A convertible preferred stock and equity	$10,722	$12,752

See accompanying notes to consolidated financial statements.

The NASDAQ OMX Group, Inc.

Consolidated Statements of Income

(in millions, except per share amounts)

	Year Ended December 31,
	2009	2008	2007
Revenues
Market Services	$2,929	$3,176	$2,152
Issuer Services	324	343	284
Market Technology	145	119	—
Other	11	12	—

Total revenues	3,409	3,650	2,436
Cost of revenues
Liquidity rebates	(1,475)	(1,744)	(1,050)
Brokerage, clearance and exchange fees	(481)	(446)	(574)

Total cost of revenues	(1,956)	(2,190)	(1,624)

Revenues less liquidity rebates, brokerage, clearance and exchange fees	1,453	1,460	812

Operating Expenses
Compensation and benefits	412	401	200
Marketing and advertising	15	19	21
Depreciation and amortization	104	93	39
Professional and contract services	76	72	32
Computer operations and data communications	58	54	29
Occupancy	81	65	35
Regulatory	32	29	29
Merger expenses	17	25	—
General, administrative and other	55	62	62

Total operating expenses	850	820	447

Operating income	603	640	365
Interest income	13	35	38
Interest expense	(102)	(97)	(73)
Dividend and investment income	2	8	15
Loss on sale of investment security	(5)	—	—
Gain on sales of businesses	12	—	—
Income (loss) from unconsolidated investees, net	(107)	27	—
Debt conversion expense	(25)	—	—
Asset impairment charges	—	(42)	—
Gain (loss) on foreign currency contracts, net	—	(58)	44
Gain on sale of strategic initiative	—	—	431
Strategic initiative costs	—	—	(26)

Income before income taxes	391	513	794
Income tax provision	128	198	276

Net income	263	315	518
Net (income) loss attributable to noncontrolling interests	3	(1)	—

Net income attributable to NASDAQ OMX	$266	$314	$518

Basic and diluted earnings per share:
Basic earnings per share	$1.30	$1.65	$4.47

Diluted earnings per share	$1.25	$1.55	$3.46

See accompanying notes to consolidated financial statements.

The NASDAQ OMX Group, Inc.

Consolidated Statements of Changes in Equity

(in millions, except share amounts)

	Number of Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total
Balance at January 1, 2007	112,317,987	$1	$1,047	$(240)	$136	$513	$—	$1,457
Net income	—	—	—	—	—	518	—	518
Change in unrealized losses on available-for-sale investments, net of tax	—	—	—	—	—	—	—	—
Change in unrealized gain on sale of strategic initiative, net of tax of $95	—	—	—	—	(147)	—	—	(147)
Foreign currency translation	—	—	—	—	—	—	—	—
Employee benefit plan adjustments, net of tax of ($4)	—	—	—	—	6	—	—	6
Conversion of 3.75% convertible notes and exercise of warrants	24,777,859	—	111	214	—	—	—	325
Adoption of new accounting guidance on reserves for uncertain tax positions	—	—	—	—	—	(1)	—	(1)
Amortization and vesting of restricted stock and PSUs	136,750	—	5	2	—	—	—	7
Stock options exercised, net	1,597,005	—	24	17	—	—	—	41
Other purchases of common stock, net	39,549	—	2	(1)	—	—	—	1

Balance at December 31, 2007	138,869,150	$1	$1,189	$(8)	$(5)	$1,030	$—	$2,207
Net income	—	—	—	—	—	314	1	315
Change in unrealized losses on derivative financial instruments that qualify as cash flow hedges, net of tax of $4	—	—	—	—	(7)	—	—	(7)
Foreign currency translation, net of tax of $437	—	—	—	—	(601)	—	—	(601)
Employee benefit plan adjustments, net of tax of $1	—	—	—	—	(6)	—	—	(6)
Business combination with OMX AB	60,561,515	1	2,266	—	—	—	16	2,283
Conversion of 3.75% convertible notes and exercise of warrants	1,531,451	—	22	—	—	—	—	22
Adoption of new accounting guidance for 2.50% convertible senior notes	—	—	51	—	—	—	—	51
Amortization and vesting of restricted stock and PSUs	164,507	—	15	(2)	—	—	—	13
Stock options exercised, net	712,860	—	23	—	—	—	—	23
Other purchases of common stock, net	57,217	—	3	—	—	—	—	3

Balance at December 31, 2008	201,896,700	$2	$3,569	$(10)	$(619)	$1,344	$17	$4,303

	Number of Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total
Net income (loss)	—	—	—	—	—	266	(3)	263
Change in unrealized losses on derivative financial instruments that qualify as cash flow hedges, net of tax of ($1)	—	—	—	—	1	—	—	1
Foreign currency translation, net of tax of ($184)	—	—	—	—	215	—	—	215
Employee benefit plan adjustments, net of tax of $6	—	—	—	—	(3)	—	—	(3)
Conversion of 3.75% convertible notes	8,246,680	—	118	—	—	—	—	118
Early extinguishment of a portion of 2.50% convertible senior notes	—	—	(3)	—	—	—	—	(3)
Amortization and vesting of restricted stock and PSUs	260,721	—	20	—	—	—	—	20
Stock options exercised, net	814,575	—	22	—	—	—	—	22
Other purchases of common stock, net	166,788	—	7	—	—	—	—	7
Purchases of subsidiary shares from noncontrolling interests	—	—	(2)	—	—	—	(5)	(7)
Sale of subsidiary shares to noncontrolling interests	—	—	—	—	—	—	8	8

Balance at December 31, 2009	211,385,464	$2	$3,731	$(10)	$(406)	$1,610	$17	$4,944

See accompanying notes to consolidated financial statements.

The NASDAQ OMX Group, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in millions)

	Year Ended December 31,
	2009	2008	2007
Net income	$263	$315	$518
Other comprehensive income:
Net unrealized holding gains (losses) on available-for-sale securities:
Unrealized holding losses arising during the period	(5)	(35)	—
Net reclassification adjustment for realized (gains) losses included in net income, net of tax	5	35	(147)

Total	—	—	(147)

Foreign currency translation gains (losses):
Foreign currency translation gains (losses)	399	(1,038)	—
Income tax (expense) benefit	(184)	437	—

Total	215	(601)	—

Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) on cash flow hedges	2	(11)	—
Income tax (expense) benefit	(1)	4	—

Total	1	(7)	—

Employee benefit plans:
Employee benefit plan adjustments gains (losses)	(9)	(7)	10
Income tax (expense) benefit	6	1	(4)

Total	(3)	(6)	6

Total other comprehensive income (loss), net of tax	213	(614)	(141)

Comprehensive income (loss)	476	(299)	377

Comprehensive (income) loss attributable to noncontrolling interests	3	(1)	—

Comprehensive income (loss) attributable to NASDAQ OMX	$479	$(300)	$377

See accompanying notes to consolidated financial statements.

The NASDAQ OMX Group, Inc.

Consolidated Statements of Cash Flows

(in millions)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities
Net income	$263	$315	$518
Net (income) loss attributable to noncontrolling interests	3	(1)	—

Net income attributable to NASDAQ OMX	266	314	518
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	104	93	39
Share-based compensation	35	26	17
Excess tax benefits related to share-based compensation	(4)	(5)	(16)
Provision for bad debts	1	4	2
(Gain) loss on the early extinguishment and refinancing of debt obligations	(4)	—	7
Deferred taxes, net	(10)	(107)	(15)
Loss on sale of investment security	5	—	—
Gain on sales of businesses	(12)	—	—
(Income) loss from unconsolidated investees, net	107	(27)	—
Debt conversion expense	25	—	—
Asset retirements and impairment charges	13	42	—
(Gain) loss on foreign currency contracts, net	—	58	(44)
Accretion of 2.50% convertible senior notes	13	11	—
Clearing contract charge	—	—	11
Strategic initiative costs	—	—	26
Gain on sale of strategic initiative	—	—	(431)
Other non-cash items included in net income	(5)	3	(3)
Net change in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	33	31	(27)
Other assets	130	(181)	8
Accounts payable and accrued expenses	(125)	20	(31)
Section 31 fees payable to SEC	88	(54)	43
Accrued personnel costs	(41)	21	9
Deferred revenue	4	(42)	7
Other accrued liabilities	(37)	(9)	64
Other liabilities	(4)	18	(11)

Cash provided by operating activities	582	216	173

Cash flows from investing activities
Purchases of trading securities	(607)	(164)	—
Purchases of available-for-sale investments, net	—	—	(80)
Purchases of equity method investment	(16)	—	—
Proceeds from sales and redemptions of trading securities	542	—	—
Proceeds from maturities of available-for-sale investments	—	—	52
Proceeds from sales and redemptions of available-for-sale investments	25	15	1,864
Proceeds from sale of equity method investment	54	—	—
Purchases of foreign currency contracts	—	(13)	(13)
Settlement of foreign currency contracts	—	67	68
Acquisitions of businesses, net of cash and cash equivalents acquired and purchase accounting adjustments	(6)	(2,999)	(15)
Dispositions of businesses, net of cash and cash equivalents disposed	14	—	—
Purchases of property and equipment	(59)	(55)	(18)

Cash provided by (used in) investing activities	(53)	(3,149)	1,858

	Year Ended December 31,
	2009	2008	2007
Cash flows from financing activities
Purchases of noncontrolling interests	(6)	—	—
Proceeds from contributions of noncontrolling interests	7	—	—
Proceeds from debt obligations, net of debt issuance costs	—	2,422	—
Payments of debt obligations	(340)	(428)	(1,061)
Cash inducement payment	(9)	—	—
Net proceeds from exercise of warrants	—	22	—
Issuances of common stock, net of treasury stock purchases	8	8	17
Excess tax benefits related to share-based compensation	4	5	16

Cash provided by (used in) financing activities	(336)	2,029	(1,028)

Effect of exchange rate changes on cash and cash equivalents	27	(47)	—

Increase (decrease) in cash and cash equivalents	220	(951)	1,003
Cash and cash equivalents at beginning of period	374	1,325	322

Cash and cash equivalents at end of period	$594	$374	$1,325

Supplemental Disclosure Cash Flow Information
Cash paid for:
Interest	$71	$67	$76
Income taxes, net of refund	$153	$266	$230
Conversion of 3.75% convertible notes	$—	$—	$325

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

In the U.S., we operate The NASDAQ Stock Market, a registered national securities exchange. The NASDAQ Stock Market is the largest cash equities securities market in the U.S. in terms of listed companies and in the world in terms of share value traded. As of December 31, 2009, The NASDAQ Stock Market was home to 2,852 listed companies with a combined market capitalization of approximately $4 trillion. In addition, in the U.S. we operate a second cash equities trading market, two options markets, a futures market and a derivatives clearinghouse.

In Europe, we operate exchanges in Stockholm (Sweden), Copenhagen (Denmark), Helsinki (Finland), and Iceland as NASDAQ OMX Nordic and exchanges in Tallinn (Estonia), Riga (Latvia) and Vilnius (Lithuania) as NASDAQ OMX Baltic. In addition, we operate NASDAQ OMX Europe, a marketplace for pan-European blue chip trading based in the United Kingdom, NASDAQ OMX Commodities, an offering for trading and clearing commodities based in Norway, and NASDAQ OMX Armenia. In some of the countries where we operate exchanges, we also provide clearing, settlement and depository services.

Collectively, the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic offer trading in cash equities, bonds, structured products and ETFs, as well as trading and clearing of derivatives. Our Nordic and Baltic operations also offer alternative marketplaces for smaller companies called NASDAQ OMX First North. As of December 31, 2009, the exchanges within NASDAQ OMX Nordic and NASDAQ OMX Baltic were home to 797 listed companies with a combined market capitalization of approximately $874 billion.

We also operate two registered broker-dealers: Nasdaq Execution Services and NASDAQ Options Services, which are wholly-owned indirect subsidiaries of The NASDAQ Stock Market. Nasdaq Execution Services has no customers, accepts orders from one user, The NASDAQ Stock Market, and currently operates solely as the routing broker for The NASDAQ Stock Market. Nasdaq Execution Services is distinguished from most broker-dealers in that it is a facility of The NASDAQ Stock Market. NASDAQ Options Services performs a comparable function to Nasdaq Execution Services with respect to routing of orders from The NASDAQ Options Market and NASDAQ OMX PHLX.

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

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

U.S. Transaction Services

In the U.S., we offer trading in equity securities, derivatives and ETFs on The NASDAQ Stock Market, The NASDAQ Options Market, NASDAQ OMX PHLX, NASDAQ OMX BX and NFX. Our transaction-based platforms in the U.S. provide market participants with the ability to access, process, display and integrate orders and quotes for cash equities, derivatives and ETFs. The platforms allow the routing and execution of buy and sell orders as well as the reporting of transactions for cash equity securities, derivatives and ETFs, providing fee-based revenues.

Equities Trading

The NASDAQ Stock Market is the largest single pool of liquidity for trading U.S.-listed cash equities, matching an average of approximately 21% of all U.S. equities volume for 2009.

In January 2009, we launched a second U.S. cash equities market, called NASDAQ OMX BX. With NASDAQ OMX BX, we offer a second quote within the U.S. equities marketplace, providing our customers enhanced trading choices and price flexibility. We have been able to leverage our INET trading system, which runs The NASDAQ Stock Market, to operate NASDAQ OMX BX, providing customers an additional fast and efficient cash equities market.

Later in 2010, we expect to launch a third U.S. cash equities market, called NASDAQ OMX PSX, pending SEC approval. This new market will utilize a price/size priority model and will run on INET technology, leveraging the speed and efficiency benefits offered throughout NASDAQ OMX globally.

U.S. Derivative Trading

With the acquisition of PHLX and the launch of The NASDAQ Options Market, we established our position in the U.S. marketplace for the trading of equity options, index options and currency options. The NASDAQ Options Market is designed to leverage our existing technology, customer connectivity and market structure. The acquisition of PHLX provided us with the third largest options market in the U.S. Renamed NASDAQ OMX PHLX, it operates a hybrid electronic and floor-based market as a distinct market alongside The NASDAQ Options Market. During 2009, NASDAQ OMX PHLX and The NASDAQ Options Market had an average combined market share of approximately 21% in the U.S. equity options market, consisting of approximately 18% at NASDAQ OMX PHLX and approximately 3% at The NASDAQ Options Market. Our options trading platforms provide trading opportunities to both retail investors and high frequency trading firms, who tend to prefer electronic trading, and institutional investors, who typically pursue more complex trading strategies and often prefer to trade on the floor.

In the U.S., we also operate NFX which offers trading for currency futures and other financial futures. Most futures traded on NFX clear at the OCC. In addition, NFX serves as the designated contract market for interest rate swap products that are cleared through IDCH.

Through IDCH, our majority-owned subsidiary IDCG brings a centrally-cleared solution to the largest segment of the OTC derivatives marketplace, specifically interest rate derivatives. IDCH acts as the CCP for interest rate swap futures contracts. IDCH, in conjunction with Razor Risk Technologies, utilizes NASDAQ OMX matching and clearing technology to clear and settle these derivative products.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

European Transaction Services

Nordic Transaction Services

The exchanges that comprise NASDAQ OMX Nordic offer trading for equities and bonds and trading and clearing services for derivatives. Our platform allows the exchanges to share the same trading system which enables efficient cross-border trading and settlement, cross membership and a single source for Nordic market data.

Cash trading is offered in Nordic securities such as equities and depository receipts, warrants, convertibles, rights, fund units, ETFs, bonds and other interest-related products. NASDAQ OMX Stockholm and NASDAQ OMX Copenhagen also offer trading in derivatives, such as stock options and futures, index options and futures, fixed-income options and futures and stock loans.

On NASDAQ OMX Stockholm, we offer clearing services for fixed-income options and futures, stock options and futures and index options and futures by serving as the CCP. In doing so, we guarantee the completion of the transaction and market participants can thereby limit their counterparty risk. We also act as the counterparty for certain OTC contracts. The transactions are reported electronically prior to CCP clearing and we thereby guarantee the completion of the transaction. Following the completion of a transaction, settlement takes place between parties with the exchange of the securities and funds. The transfer of ownership is registered and the securities are stored on the owner’s behalf. Settlement and registration of cash trading takes place in Sweden, Finland, Denmark and Iceland via the local central securities depositories. Beginning in October 2009, most of our equity trades on the exchanges that comprise NASDAQ OMX Nordic are centrally cleared by EMCF, a leading European clearinghouse in which we own a 22% equity stake.

In 2009, NASDAQ OMX expanded its trading offering to include equities listed in Norway and launched a new portfolio of Norwegian derivatives products. The offering is designed to provide lower trading costs and other benefits for customers seeking to trade all Nordic equity products on one platform.

Baltic Transaction Services

During the fourth quarter of 2009, we acquired an additional ownership stake of 31% in NASDAQ OMX Tallinn for $6 million and an additional 2% stake in NASDAQ OMX Vilnius for an immaterial amount. As of December 31, 2009, NASDAQ OMX currently holds a 93% ownership stake in both NASDAQ OMX Tallinn and NASDAQ OMX Riga, and holds a 95% ownership stake in NASDAQ OMX Vilnius. In addition, we own a majority of the central securities depositories in Estonia and Latvia, and 40% of the central securities depository in Lithuania.

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

Pan-European Transaction Services

NASDAQ OMX Europe is a marketplace designed for high performance trading of the most actively traded European stocks. It is the first platform to connect European liquidity pools with pan-European routing. As of

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, NASDAQ OMX Europe traded 1,033 securities including constituents of the main European indexes, ETFs and other highly liquid securities.

Commodities Trading and Clearing

NASDAQ OMX Commodities, together with third party partner Nord Pool, provides access to the world’s largest power derivatives markets and one of Europe’s largest carbon markets. NASDAQ OMX Commodities offers international derivatives and carbon products, operates a clearing business and offers consulting services to commodities markets globally. Nord Pool is responsible for exchange operations and trading activities. NASDAQ OMX Commodities and Nord Pool have 388 members from 22 countries across a wide range of energy producers and consumers, as well as financial institutions. NASDAQ OMX Commodities’ offering is designed for banks, brokers, hedge funds and other financial institutions, as well as power utilities, industrial, manufacturing and oil companies. NASDAQ OMX Commodities offers clearing services for energy derivative and carbon product contracts by serving as the CCP. In doing so, we guarantee the completion of the transaction and market participants can thereby limit their counterparty risk. We also act as the counterparty for trades on the OTC derivative market subject to our approval on a case-by-case basis. Trading on the contracts can take place up until the delivery period which can occur over a period of up to six years.

In January 2010, NASDAQ OMX Commodities and Nord Pool Spot launched N2EX, a marketplace for physical UK power contracts.

In February 2010, the board of directors of Nord Pool exercised their put option to sell Nord Pool’s Nordic power derivatives operations to NASDAQ OMX, subject to regulatory approval. See “Acquisition of Nordic Power Derivatives Operations,” of Note 19, “Subsequent Events,” for further discussion.

Access Services

We provide market participants with several alternatives for accessing our markets for a fee. We provide co-location services to market participants whereby firms may lease space for equipment within our data center. These participants are charged monthly fees for cabinet space, connectivity and support. We also earn revenues from annual and monthly exchange membership and registration fees.

Market Data

We earn Market Data revenues from U.S. tape plans and U.S. and European proprietary market data products.

Net U.S. Tape Plans

The NASDAQ Stock Market operates as the exclusive Securities Information Processor of the UTP Plan for the collection and dissemination of best bid and offer information and last transaction information from markets that quote and trade in NASDAQ-listed securities. The NASDAQ Stock Market and NASDAQ OMX BX are participants in the UTP Plan and share in the net distribution of revenue according to the plan on the same terms as the other plan participants. In the role as the Securities Information Processor, The NASDAQ Stock Market collects and disseminates quotation and last sale information for all transactions in NASDAQ-listed securities whether traded on The NASDAQ Stock Market or other exchanges. We sell this information to market participants and to data distributors, who then provide the information to subscribers. After deducting costs associated with our role as an exclusive Securities Information Processor, as permitted under the revenue sharing provision of the UTP Plan, we distribute the tape fees to the respective UTP Plan participants, including The

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

NASDAQ Stock Market and NASDAQ OMX BX, based on a formula required by Regulation NMS that takes into account both trading and quoting activity. In addition, all quotes and trades in NYSE- and NYSE Amex-listed securities are reported and disseminated in real time, and as such, we share in the tape fees for information on NYSE- and NYSE Amex-listed securities.

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

European Market Data Products

The exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic offer European market data products and services. These products and services provide critical market transparency to professional and non-professional investors who participate in European marketplaces and, at the same time, give investors greater insight into these markets.

European market data products and services are based on the trading information from the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic for three classes of securities: equities, bonds and derivatives. We provide varying levels of quote and trade information to market participants and to data distributors, who in turn provide subscriptions for this information. Revenues from European market data are subscription-based and are generated primarily based on the number of data subscribers and distributors of our data.

Broker Services

Our Broker Services operations offer technology and customized securities administration solutions to financial participants in the Nordic market. Broker Services provide services through a registered securities company which is regulated by the Swedish Financial Supervisory Authorities. The primary services consist of flexible back-office systems, which allow customers to entirely or partly outsource their company’s back-office functions.

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

In November 2009, we sold our Broker Services operations in the United Kingdom to TD Waterhouse and recorded a gain of $5 million which is included in gain on sales of businesses in the Consolidated Statements of Income.

Issuer Services

Our Issuer Services segment includes our Global Listing Services and Global Index Group businesses.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

We operate a variety of listing platforms around the world to provide multiple global capital raising solutions for private and public companies. Our main listing markets are The NASDAQ Stock Market and the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic. We offer a consolidated global listing application to companies to enable them to apply for listing on The NASDAQ Stock Market and the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic, as well as NASDAQ Dubai.

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

European Listings

We also offer listings on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic. Revenues are generated through annual fees paid by companies listed on these exchanges, which are measured in terms of the listed company’s market capitalization on a trailing 12-month basis. These revenues are recognized ratably over the following 12-month period. Our European listing customers are organizations such as companies, funds or governments that issue and list securities on the exchanges of NASDAQ OMX Nordic and NASDAQ OMX Baltic. Customers issue securities in the forms of equities, depository receipts, warrants, ETFs, convertibles, rights, options, bonds and fixed-income related products.

For smaller companies and growth companies, we offer access to the financial markets through the NASDAQ OMX First North alternative marketplaces.

Corporate Services

Our Corporate Services business provides customer support services, products and programs to companies, including companies listed on our exchanges. Through our Corporate Services offerings, companies gain access to innovative products and services that ease transparency, mitigate risk, maximize board efficiency and facilitate better corporate governance.

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

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

investments in companies listed on our global exchanges, which enhances our ability to attract new listings. We also license cash-settled options, futures and options on futures on our indexes.

Market Technology

The Market Technology segment delivers technology and services to marketplaces throughout the world. Market Technology provides technology solutions for trading, clearing and settlement, and information dissemination, as well as offering facility management integration and advisory services to over 70 exchanges, clearing organizations and central securities depositories in more than 50 countries. We serve as a technology partner to some of the world’s most prominent exchanges, and we also provide critical technical support to start-ups and new entrants in the exchange space. Revenues are derived from three primary sources: license, support and project revenues, facility management services revenues and other revenues. License, support and project revenues are derived from the system solutions developed and sold by NASDAQ OMX. After we have developed and sold a system solution, the customer licenses the right to use the software. Facility management services revenues are derived when NASDAQ OMX assumes responsibility for the continuous operation of a system platform for a customer and receives facility management services revenues. Other revenues include advisory services.

For further discussion of our segments, see Note 18, “Segments.” For further discussion of our revenue recognition policies, see “Revenue Recognition and Cost of Revenues,” of Note 2, “Summary of Significant Accounting Policies.”

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements are prepared in accordance with U.S. GAAP. The financial statements include the accounts of NASDAQ OMX, its wholly-owned subsidiaries and other entities in which NASDAQ OMX has a controlling financial interest. All significant intercompany accounts and transactions have been eliminated in consolidation. We consolidate those entities in which we are the primary beneficiary of a variable-interest entity, or VIE, and entities where we have a controlling financial interest. We were not the primary beneficiary of any VIE for any of the three years in the period ended December 31, 2009. When NASDAQ OMX is not the primary beneficiary of a VIE or does not have a controlling interest in an entity but exercises significant influence over the entity’s operating and financial policies, such investment is accounted for under the equity method of accounting. We recognize our share of earnings or losses of an equity method investee based on our ownership percentage. As permitted under U.S. GAAP, for certain equity method investments for which financial information is not sufficiently timely for us to apply the equity method of accounting currently, we record our share of the earnings or losses of an investee from the most recent available financial statements on a lag. See Note 5, “Equity Method Investments,” for further discussion of our equity method investments.

As part of our issuance of the Notes and new credit facility as discussed in Note 19, “Subsequent Events,” NASDAQ OMX has recast its historical selected financial data, management’s discussion and analysis of financial condition and results of operations, historical financial statements and computation of ratio of earnings to fixed charges for the year ended December 31, 2008, which was included in the Current Report on Form 8-K filed on January 11, 2010, to satisfy the SEC requirements as they relate to the recently issued accounting guidance adopted by NASDAQ OMX in 2009 contained within (1) ASC Topic 470.20, “Debt: Debt with Conversion and Other Options,” and (2) ASC Topic 810, “Consolidations.” See “ASC Topic 470.20,” and “ASC Topic 810,” of “Recently Adopted Accounting Pronouncements,” below for further discussion. Certain other prior year amounts have been reclassified to conform to the current year presentation.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Translation gains or losses resulting from translating our subsidiaries’ financial statements from the local functional currency to the reporting currency, net of tax, are included in NASDAQ OMX stockholders’ equity in the Consolidated Balance Sheets. Assets and liabilities are generally translated at the balance sheet date while revenues and expenses are generally translated at an applicable average rate.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and all non-restricted highly liquid investments with original maturities of three months or less at the time of purchase. Such equivalent investments included in cash and cash equivalents in the Consolidated Balance Sheets were $314 million at December 31, 2009 and $245 million at December 31, 2008. Cash equivalents are carried at cost plus accrued interest, which approximates fair value due to the short maturities of these investments.

Restricted Cash

Restricted cash, which was $60 million as of December 31, 2009 and $141 million as of December 31, 2008, is not available for general use by us due to regulatory and other requirements and is classified as restricted cash in the Consolidated Balance Sheets. Non-current restricted cash, which was $50 million at both December 31, 2009 and December 31, 2008, relates to a deposit to the guarantee fund of IDCG and is classified as non-current restricted cash in the Consolidated Balance Sheets.

Financial Investments

Financial investments, at fair value in the Consolidated Balance Sheets, represent debt securities that are classified as trading securities. Debt securities are bought principally to meet regulatory capital requirements for NASDAQ OMX Stockholm’s clearing operations and are generally sold in the near term. Changes in fair value of trading investment securities are included in dividend and investment income in the Consolidated Statements of Income. Equity securities that are classified as long-term available-for-sale investment securities are carried at fair value in the Consolidated Balance Sheets in other assets with unrealized gains and losses, net of tax, reported in accumulated other comprehensive loss within stockholders’ equity. Realized gains and losses on these securities are included in earnings upon disposition of the securities using the specific identification method. In addition, realized losses are recognized when management determines that a decline in value is other-than-temporary, which requires judgment regarding the amount and timing of recovery. Indicators of other-than-temporary impairment for debt securities include issuer downgrade, default, or bankruptcy. For equity securities we also consider the extent to which cost exceeds fair value, the duration of that difference and management’s judgment about the issuer’s current and prospective financial condition, as well as our intent and ability to hold

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

the security until recovery of the unrealized losses. In addition, for equity securities we also consider the performance of the investee’s stock price in relation to industry indexes and review the investee’s credit profile. In 2008, we recorded an other-than-temporary impairment loss on a long-term available-for-sale investment security of $35 million in asset impairment charges in the Consolidated Statements of Income. In 2009, we sold this investment security and recognized a $5 million loss which is recorded in loss on sale of investment security in the Consolidated Statements of Income.

Fair value of both available-for-sale and trading investment securities are generally obtained from third party pricing sources. When available, quoted market prices are used to determine fair value. If quoted market prices are not available, fair values are estimated using pricing models, where the inputs to those models are based on observable market inputs. The inputs to the valuation models vary by the type of security being priced but are typically benchmark yields, reported trades, broker dealer quotes, and prices of similar assets. Pricing models generally do not entail material subjectivity because the methodologies employed use inputs observed from active markets. See Note 14, “Fair Value of Financial Instruments,” for further discussion of fair value measures.

Receivables, net

Our receivables are concentrated with our member firms, market data distributors, listed companies and market technology customers. Receivables are shown net of reserves for uncollectible accounts. The reserve for bad debts is maintained at a level that management believes to be sufficient to absorb estimated losses in the accounts receivable portfolio. The reserve is increased by the provision for bad debts which is charged against operating results and decreased by the amount of charge-offs, net of recoveries. The amount charged against operating results is based on several factors including, but not limited to, a continuous assessment of the collectability of each account, the length of time a receivable is past due and our historical experience with the particular customer. In circumstances where a specific customer’s inability to meet its financial obligations is known (i.e., bankruptcy filings), we record a specific provision for bad debts against amounts due to reduce the receivable to the amount we reasonably believe will be collected. Due to changing economic, business and market conditions, we review the reserve for bad debts monthly and make changes to the reserve through the provision for bad debts as appropriate. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to pay), our estimates of recoverability could be reduced by a material amount. Total reserves netted against receivables in the Consolidated Balance Sheets were $3 million at December 31, 2009 and $9 million at December 31, 2008.

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

The structure and operations of NASDAQ OMX Commodities and NASDAQ OMX Stockholm differ from other clearinghouses. NASDAQ OMX Commodities and NASDAQ OMX Stockholm are not member-owned organizations, do not maintain a guarantee fund to which members contribute and do not enforce loss sharing assessments amongst members. In addition, unlike other clearinghouses, they do not record any margin deposits and guarantee funds in the Consolidated Balance Sheets, as all risks and rewards of collateral ownership, including interest, belongs to the counterparty.

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

We have the responsibility for clearing, or settlement of payment, for the derivative and equity transactions. Certain timing differences may exist related to the periodic cash settlement of counterparty trades, between NASDAQ OMX Stockholm and other clearinghouses and customers, where we are acting as intermediary and guaranteeing the fulfillment of each contract. We have recorded receivables and payables associated with such timing differences in other current assets and accounts payable and accrued expenses, respectively, in the Consolidated Balance Sheets. Nord Pool, a third party, is responsible for exchange operations and trading activities on all counterparty trades where NASDAQ OMX Commodities is acting as intermediary. There are no timing differences related to the settlement of these transactions as all trades occur through Nord Pool and not between other exchanges with different settlement requirements.

Derivative Financial Instruments and Hedging Activities

At December 31, 2009 and December 31, 2008, we held derivative financial instruments which were designated and qualified for hedge accounting. Derivative financial instruments which are designated or qualify for hedge accounting, are recognized in the balance sheets at fair value as either assets or liabilities. The fair value of our derivative financial instruments is determined using either market quotes or valuation models that are based upon the net present value of estimated future cash flows and incorporate current market data inputs. We report our derivative assets in either other current assets or other assets and our derivative liabilities in either other accrued liabilities or other liabilities in the Consolidated Balance Sheets depending on the terms of the contract. Any ineffectiveness is recorded in earnings. The accounting for the change in the fair value of a derivative financial instrument depends on its intended use and the resulting hedge designation, if any. As of December 31, 2009 and December 31, 2008, our derivative financial instruments which were designated and qualified for hedge accounting were cash flow hedges of our floating rate debt. As such, the accounting for the change in fair value of the derivative was included in accumulated other comprehensive loss in the Consolidated Balance Sheets. Any ineffectiveness would impact earnings through interest expense. There was no material ineffectiveness recorded in earnings for the years ended December 31, 2009 and December 31, 2008. For further discussion of hedging activities, see below and Note 15, “Derivative Financial Instruments and Hedging Activities.”

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

Non-Designated Derivatives

We also use derivatives as economic hedges that are not designed as accounting hedges or do not qualify for hedge accounting treatment. For derivative financial instruments that do not qualify for hedge accounting or are

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

not designated as hedges, changes in fair value are reported in current period earnings included in gain (loss) on foreign currency contracts in the Consolidated Statements of Income. As of December 31, 2008, we had open foreign currency contracts hedging currency risk in our receivables. See Note 15, “Derivative Financial Instruments and Hedging Activities,” for further discussion. There were no material open foreign currency contracts as of December 31, 2009.

Property and Equipment, net

Property and equipment, including leasehold improvements, are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are generally recognized over the estimated useful lives of the related assets. Estimated useful lives generally range from 10 to 40 years for buildings and improvements, two to five years for data processing equipment and software and five to 10 years for furniture and equipment. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining term of the related lease. Depreciation and amortization are computed using the straight-line method. See Note 6, “Property and Equipment, net,” for further discussion.

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of a business acquired. Goodwill is allocated to the reporting units based on the assignment of the fair values of each reporting unit of the acquired company. We are required to test goodwill for impairment at the reporting unit level annually, or in interim periods if certain events occur indicating that the carrying value may be impaired. We test for impairment during the fourth quarter of our fiscal year using October 1st carrying values. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill is less than the carrying value. The determination of fair value includes considerations of projected cash flows, relevant trading multiples of comparable companies and the trading price of our common stock and other factors. There was no impairment of goodwill for the years ended December 31, 2009, 2008 and 2007. Although there is no impairment as of December 31, 2009, events such as continued economic weakness and unexpected significant declines in operating results of reporting units, may result in our having to perform a goodwill impairment test for some or all of our reporting units prior to the required annual assessment. These types of events and the resulting analysis could result in goodwill impairment charges in the future. See Note 4, “Goodwill and Purchased Intangible Assets,” for further discussion.

Intangible Assets, net

Intangible assets, net, primarily include exchange and clearing registrations, customer relationships, trade names, licenses and technology. Intangible assets with finite lives are amortized on a straight-line basis over their estimated average useful lives as follows:

•	Technology: 1.5—10 years

•	Customer relationships: 10—30 years

•	Other: 1—10 years

Intangible assets deemed to have indefinite useful lives are not amortized but instead are tested for impairment at least annually and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than its carrying amount. Similar to goodwill impairment testing, we test for impairment of indefinite-lived intangible assets during the fourth quarter of our fiscal year using October 1st carrying values. Impairment exists if the carrying value of the indefinite-lived intangible asset exceeds its fair

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

value. For finite-lived intangible assets subject to amortization, impairment is considered upon certain “triggering events” and is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible asset. In 2008, we recorded an impairment loss of finite-lived intangible assets of $7 million primarily related to our insurance agency business, which was part of Corporate Services within our Issuer Services segment. This charge was included in asset impairment charges in the Consolidated Statements of Income. See Note 4, “Goodwill and Purchased Intangible Assets,” for further discussion. There was no impairment of finite-lived intangible assets in the years ended December 31, 2009 and 2007. There was no impairment of indefinite-lived intangible assets in the years ended December 31, 2009, 2008 and 2007.

Valuation of Other Long-Lived Assets

We also assess potential impairments to our other long-lived assets, including property and equipment, when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the carrying amount of the long-lived asset exceeds its fair value and is not recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. There was no impairment of other long-lived assets in the years ended December 31, 2009, 2008 and 2007.

Equity Method Investments

The equity method of accounting is used when we own less than 50% of the outstanding voting stock of a company, but exercise significant influence over the operating and financial policies of that company. We have certain investments in which we have determined that we have significant influence and as such account for the investments under the equity method of accounting. As such, we record our pro-rata share of earnings or losses each period and record any dividends as a reduction in the investment balance. We evaluate our equity method investments for other-than-temporary declines in value by considering a variety of factors such as the earnings capacity of the investment and the fair value of the investment compared to its carrying amount. In addition, for investments where the market value is readily determinable, we consider the underlying stock price as an additional factor. If the estimated fair value of the investment is less than the carrying value and management considers the decline in value to be other-than-temporary, the excess of the carrying value over the estimated fair value is recognized in the financial statements as an impairment. In December 2009, we recorded impairment losses on equity method investments of $87 million related to our investments in NASDAQ Dubai and Agora-X. No other impairments of equity method investments were recorded in 2009, 2008 or 2007.

We also recognized a $19 million loss on the sale of our Orc shares during 2009. See Note 5, “Equity Method Investments,” for further discussion.

Revenue Recognition and Cost of Revenues

Market Services Revenues

Transaction Services

U.S. Cash Equity Trading

U.S. cash equity trading revenues are variable, based on service volumes, and recognized as transactions occur. We charge transaction fees for executing cash equity trades in NASDAQ- and other listed securities on

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

The NASDAQ Stock Market and NASDAQ OMX BX as well as on orders that are routed to other market venues for execution.

In the U.S., we record execution revenues from transactions on a gross basis in revenues and record related expenses as cost of revenues. Nasdaq Execution Services, which is registered with the SEC as a broker-dealer, operates as The NASDAQ Stock Market’s routing broker-dealer for sending orders to other venues for execution in accordance with member order instructions and requirements.

Under our Limitation of Liability Rule and procedures, we, subject to certain caps, provide compensation for losses directly resulting from the systems’ actual failure to correctly process an order, Quote/Order, message or other data into our platform. We do not record a liability for any potential claims that may be submitted under the Limitation of Liability Rule unless they meet the provisions required in accordance with U.S. GAAP. As such, losses arising as a result of the rule are accrued and charged to expense only if the loss is probable and estimable. The Limitation of Liability Rule and procedures apply to both U.S. cash equity and U.S. derivative trading in the aggregate.

We credit a portion of the per share execution charge to the market participant that provides the liquidity and record the liquidity rebate as U.S. cash equity trading cost of revenues in the Consolidated Statements of Income. These liquidity rebates are paid on a monthly basis and the amounts due are included in accounts payable and accrued expenses in the Consolidated Balance Sheets. These liquidity rebates payable were $25 million at December 31, 2009 and $49 million at December 31, 2008.

Also, we pay Section 31 fees to the SEC for supervision and regulation of securities markets. We pass these costs along to our customers through our cash equity trading fees. We collect the fees as a pass-through charge from organizations executing eligible trades on NASDAQ’s and NASDAQ OMX BX’s platforms and we recognize these amounts in U.S. cash equity trading cost of revenues when incurred. Section 31 fees received are included in cash and cash equivalents in the Consolidated Balance Sheets, at the time of receipt and, as required by law, the amount due to the SEC is remitted semiannually and recorded as Section 31 fees payable to the SEC in the Consolidated Balance Sheets until paid. Since the amount recorded in revenues is equal to the amount recorded in cost of revenues, there is no impact on our revenues less liquidity rebates, brokerage, clearance and exchange fees. As we hold the cash received until payment to the SEC, we earn interest income on the related cash balances.

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

U.S. Derivative Trading

U.S. derivative trading revenues are variable, based on service volumes, and recognized as transactions occur. The principal types of derivative contracts traded on NASDAQ OMX PHLX and The NASDAQ Options

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Market are equity options, index options and currency options. We also operate NFX, which offers trading for currency futures and other financial futures. Similar to U.S. cash equity trading, we record derivative trading revenues from transactions on a gross basis in revenues and record related expenses as cost of revenues, as we have certain risk associated with trade execution. For further discussion see “U.S. Cash Equity Trading” above.

As discussed under U.S. cash equity trading, for U.S. derivative trading we also credit a portion of the per share execution charge to the market participant that provides the liquidity and record the liquidity rebate as U.S. derivative trading cost of revenues in the Consolidated Statements of Income. These liquidity rebates are paid on a monthly basis and the amounts due are included in accounts payable and accrued expenses in the Consolidated Balance Sheets. These liquidity rebates payable were $10 million at December 31, 2009 and $4 million at December 31, 2008.

Also, we pay Section 31 fees to the SEC for supervision and regulation of securities markets. We pass these costs along to our customers through our derivative trading fees. We collect the fees as a pass-through charge from organizations executing eligible trades on NASDAQ OMX PHLX and The NASDAQ Options Market platforms and we recognize these amounts in U.S. derivative trading cost of revenues when incurred.

As discussed above, in the U.S., our Limitation of Liability Rule and procedures apply to both U.S. cash equity and U.S. derivative trading in the aggregate. Under this rule, we, subject to certain caps, provide compensation for losses directly resulting from the systems’ actual failure to correctly process an order, Quote/Order, message or other data into our platform.

European Derivative Trading and Clearing

European derivative trading and clearing revenues are also variable, based on service volumes and recognized as transactions occur. Derivative trading and clearing is conducted on NASDAQ OMX Stockholm and NASDAQ OMX Copenhagen. The principal types of derivative contracts traded are stock options and futures, index options and futures, fixed-income options and futures and stock loans. On NASDAQ OMX Stockholm, we offer clearing services for fixed-income options and futures, stock options and futures and index options and futures by serving as the CCP. In doing so, we guarantee the completion of the transaction and market participants can thereby limit their counterparty risk. We also act as the counterparty for certain OTC contracts.

European derivative trading and clearing revenues also include commodities clearing revenues. NASDAQ OMX Commodities, together with third party partner Nord Pool, provides access to the world’s largest power derivatives markets and one of Europe’s largest carbon markets. NASDAQ OMX Commodities offers trading of international power derivatives and carbon products, operates a clearing business and offers consulting services to commodities markets globally. Nord Pool is responsible for exchange operations and trading activities. Our clearing revenues from trading transactions on Nord Pool are variable, based on service volumes and recognized as they are cleared. We also have clearing revenues for contracts traded on the OTC derivative market which are also recognized when contracts are cleared. In addition, European derivatives revenues include annual renewal fees. Each January, NASDAQ OMX Commodities members are billed an annual fee which is recognized ratably over the following 12-month period.

NASDAQ OMX Commodities and the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic do not have any revenue sharing agreements or cost of revenues, such as liquidity rebates and brokerage, clearance and exchange fees.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Access Services

We generate revenues by providing market participants with several alternatives for accessing our markets for a fee. The type of connectivity is determined by the level of functionality a customer needs. As a result, access services revenues vary depending on the type of connection provided to customers. We provide co-location services to market participants whereby firms may lease space for equipment within our data center. These participants are charged monthly fees for cabinet space, connectivity and support. We also earn revenues from annual and monthly exchange membership and registration fees. Revenues for providing access to our markets, co-location services and revenues for monthly exchange membership and registration fees are recognized on a monthly basis as the service is provided. Revenues from annual fees for exchange membership and registration fees are recognized ratably over the following 12-month period.

Market Data

We earn Market Data revenues from U.S. tape plans and U.S. and European proprietary market data products.

Net U.S. Tape Plans

Revenues from U.S. tape plans include eligible UTP Plan revenues which are shared among UTP Plan participants and are presented on a net basis. See “Market Data Revenue Sharing” below for further discussion of net reporting. Under the revenue sharing provision of the UTP Plan, we are permitted to deduct costs associated with acting as the exclusive Securities Information Processor from the total amount of tape fees collected. After these costs are deducted from the tape fees, we distribute to the respective UTP Plan participants, including The NASDAQ Stock Market and NASDAQ OMX BX, their share of tape fees based on a formula, required by Regulation NMS that takes into account both trading and quoting activity. In addition, all quotes and trades in NYSE- and NYSE Amex-listed securities are reported and disseminated in real time, and as such, we share in the tape fees for information on NYSE- and NYSE Amex-listed securities. Revenues from net U.S. tape plans are recognized on a monthly basis.

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

Market Data Revenue Sharing

The most significant component of Market Data revenues presented on a net basis is the UTP Plan revenue sharing in the U.S. All indicators of gross vs. net reporting under U.S. GAAP have been considered in analyzing

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

the appropriate presentation of UTP Plan revenue sharing. However, the following are the primary indicators of net reporting:

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

•

Price Latitude: The operating committee of the UTP Plan, which is comprised of representatives from each of the participants, including us solely in our capacity as a UTP Plan participant, is responsible for setting the level of fees to be paid by distributors and subscribers and taking action in accordance with the provisions of the UTP Plan, subject to SEC approval.

The exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic do not have any market data revenue sharing agreements or cost of revenues, such as liquidity rebates and brokerage, clearance and exchange fees.

Broker Services

Our Broker Services operations offer technology and customized securities administration solutions to financial participants in the Nordic market. The primary services consist of flexible back-office systems, which allow customers to entirely or partly outsource their company’s back-office functions. Revenues from broker services are based on a fixed basic fee for administration or licensing, maintenance and operations, and a variable portion that depends on the number of transactions completed. Broker Services revenues are recognized on a continuous basis as services are rendered. Prior to November 2009, we also offered Broker Services operations in the United Kingdom. In November 2009, we sold our Broker Services operations in the United Kingdom to TD Waterhouse and recorded a gain of $5 million, which is included in gain on sales of businesses in the Consolidated Statements of Income.

Issuer Services Revenues

Global Listing Services

U.S. Listing Services

Listing Services revenues in the U.S. include annual renewal fees, listing of additional shares fees and initial listing fees. Annual renewal fees are recognized ratably over the following 12-month period. Listing of additional shares fees and initial listing fees are recognized on a straight-line basis over estimated service periods, which are four and six years, respectively, based on our historical listing experience and projected future listing duration.

European Listing Services

European listing fees, which are comprised of revenues derived from annual fees received from listed companies on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic, are directly related to the listed companies’ market capitalization on a trailing 12-month basis. These revenues are recognized ratably over the following 12-month period.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Corporate Services

Global Listing Services revenues also include fees from Corporate Services. These fees include subscription income from Shareholder.com and Directors Desk, fees from GlobeNewswire and revenues from Corporate Services Nordic. Prior to October 2009, Corporate Services revenues also included commission income from our Carpenter Moore insurance agency business. In October 2009, we sold substantially all of our Carpenter Moore business and recorded a gain of $7 million which is included in gain on sales of businesses in the Consolidated Statements of Income. Fee income for services other than placement of insurance coverage is recognized as those services are provided. Broker commission adjustments and commissions on premiums billed directly by underwriters were recognized when such amounts could be reasonably estimated. Shareholder.com revenues are based on subscription agreements with customers. Revenues from subscription agreements are recognized ratably over the contract period, generally one year in length. As part of subscription services, customers also are charged usage fees based upon actual usage of the services provided. Revenues from usage fees and other services are recognized when earned. Directors Desk revenues are based on subscriptions for online services for directors. Subscriptions are one year in length and revenues are recognized ratably over the year. GlobeNewswire generates fees primarily from wire distribution services, and revenues are recognized as services are provided. For our insurance agency business, commission income was recognized when coverage became effective, the premium due under the policy was known or could be reasonably estimated, and substantially all required services related to placing the insurance had been provided.

Global Index Group

We develop and license NASDAQ OMX branded indexes, associated derivatives and financial products as part of our Global Index Group business. Revenues primarily include license fees from these branded indexes, associated derivatives and financial products in the U.S. and abroad. We also generate revenues by licensing and listing third-party structured products and third-party sponsored ETFs. We primarily have two types of license agreements: transaction-based licenses and asset-based licenses. Transaction-based licenses are generally renewable long-term agreements. Customers are charged based on transaction volume or a minimum contract amount, or both. If a customer is charged based on transaction volume, we recognize revenue when the transaction occurs. If a customer is charged based on a minimum contract amount, we recognize revenue on a pro-rata basis over the licensing term. Asset-based licenses are also generally long-term agreements. Customers are charged based on a percentage of assets under management for licensed products, per the agreement, on a monthly or quarterly basis. These revenues are recorded on a monthly or quarterly basis over the term of the license agreement.

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

License, support and project revenues are derived from the system solutions developed and sold by NASDAQ OMX. After we have developed and sold a system solution, the customer licenses the right to use the software and may require post contract support and other services. In order to recognize revenues associated with each individual element of a multiple-element sales arrangement separately, we are required to establish the existence of VSOE of fair value for each element. When VSOE for individual elements of an arrangement cannot be established, revenue is generally deferred and recognized over either the final element of the arrangement or the entire term of the arrangement for which the services will be delivered.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Many projects involve individual adaptations to the specific requirements of the customer, such as those relating to functionality and capacity. We may customize our software technology and make significant modifications to the software to meet the needs of our customers, and as such, we account for these arrangements under contract accounting. Under contract accounting, when VSOE for valuing certain elements of an arrangement cannot be established, total revenues, as well as costs incurred, are deferred until the customization and significant modifications are complete and are then recognized over the post contract support period. We include the deferral of this revenue in other liabilities and the deferral of costs in other assets in the Consolidated Balance Sheets.

When significant production, modification or customization of our software is not required, revenue and costs are recognized over the entire term of the arrangement, once the software has been delivered and services have commenced. We include the deferral of this revenue in other liabilities and the deferral of costs in other assets in the Consolidated Balance Sheets.

In addition, Market Technology license, support and project revenues also include amortization of the deferred revenue related to our contribution of technology licenses to NASDAQ Dubai. See “Combination with OMX AB and Strategic Partnership with Borse Dubai Limited,” of Note 3, “Acquisitions and Strategic Initiatives,” for further discussion of our transaction with NASDAQ Dubai.

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

Earnings Per Share

We present both basic and diluted EPS. Basic EPS is computed by dividing net income attributable to NASDAQ OMX by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income attributable to NASDAQ OMX adjusted for the interest impact of our 3.75% convertible notes, net of tax by the weighted-average number of common shares and common share equivalents outstanding during the period and reflects the assumed conversion of all dilutive securities which consist primarily of convertible notes, employee stock options, restricted stock and PSUs. Common share equivalents are excluded from the computation in periods for which they have an anti-dilutive effect. Stock options for which the exercise price exceeds the average market price over the period are anti-dilutive and, accordingly, are excluded from the calculation. See Note 13, “Earnings Per Common Share,” for further discussion.

Share-Based Compensation

Accounting for share-based compensation requires the measurement and recognition of compensation expense for all equity awards based on estimated fair values. We recognize compensation expense for equity awards on a straight-line basis over the requisite service period of the award. See Note 11, “Share-Based Compensation,” for further discussion.

Deferred Revenue

Deferred revenue represents revenues for services not yet rendered, primarily for Global Listing Services and Market Technology. See Note 7, “Deferred Revenue,” for further discussion.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Advertising Costs

We expense advertising costs, which include media advertising and production costs, in the periods in which the costs are incurred. Media advertising and production costs included as marketing and advertising expense in the Consolidated Statements of Income totaled $5 million in 2009 and $7 million for 2008.

Software Costs

Significant purchased application software and operational software that are an integral part of computer hardware are capitalized and amortized on a straight-line basis over their estimated useful lives, generally two to five years. All other purchased software is charged to expense as incurred. We develop systems solutions for both internal and external use.

Certain costs incurred in connection with developing or obtaining internal use software are capitalized. Unamortized capitalized software development costs are included in data processing equipment and software, within property and equipment, net in the Consolidated Balance Sheets. Amortization of costs capitalized is included in depreciation and amortization expense in the Consolidated Statements of Income.

Certain costs of computer software to be sold, leased, or otherwise marketed as a separate product or as part of a product or process are capitalized after the product has reached technological feasibility. Technological feasibility is established upon completion of a detail program design or, in its absence, completion. Thereafter, all software production costs shall be capitalized. Prior to reaching technological feasibility, all costs are charged to expense. Capitalized costs are amortized on a straight-line basis over the remaining estimated economic life of the product and are included in depreciation and amortization expense in the Consolidated Statements of Income.

Leases

We expense rent from non-cancellable operating leases, net of sublease income, on a straight line basis, based on future minimum lease payments. The net costs are included in occupancy expense in the Consolidated Statements of Income. See Note 16, “Leases,” for further discussion.

Income Taxes

We use the asset and liability method to provide income taxes on all transactions recorded in the consolidated financial statements. Deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities (i.e., temporary differences) and are measured at the enacted rates that will be in effect when these differences are realized. If necessary, a valuation allowance is established to reduce deferred tax assets to the amount that is more likely than not to be realized.

In order to recognize and measure our unrecognized tax benefits, management determines whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the recognition thresholds, the position is measured to determine the amount of benefit to be recognized in the consolidated financial statements. Interest and/or penalties related to income tax matters are recognized in income tax expense. See Note 9, “Income Taxes,” for further information.

In June 2009, NASDAQ OMX filed an application for an advance tax ruling with the Swedish Tax Council for Advanced Tax Rulings. The application was filed to confirm whether certain interest expense is deductible

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

for Swedish tax purposes under legislation that became effective on January 1, 2009. We expect to receive a favorable response from the Swedish Tax Council for Advance Tax Rulings. We recorded the Swedish tax benefit as described above in our consolidated financial statements. In 2009, we recorded a tax benefit of $19 million, or $.09 per diluted share. We expect to record recurring quarterly tax benefits of $4 million to $5 million with respect to this issue for the foreseeable future.

Recently Adopted Accounting Pronouncements

ASC Topic 105—In June 2009, the FASB issued ASC Topic 105, “Generally Accepted Accounting Principles,” as the single source of authoritative nongovernmental U.S. GAAP. The provisions in this guidance do not change current U.S. GAAP, but are intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents were superseded and all other accounting literature that is not included in the FASB Codification is considered non-authoritative. This guidance is effective for interim and annual periods ending after September 15, 2009 and, accordingly, was effective for our annual period ended December 31, 2009. The adoption of this guidance did not have an impact on our financial condition or results of operations, but did impact our financial reporting process by eliminating all references to pre-codification standards.

ASC Topic 715—In December 2008, the FASB issued new accounting guidance contained within ASC Topic 715, “Compensation—Retirement Benefits.” This guidance requires that information about pension and other post-retirement benefit plan assets be disclosed, on an annual basis, based on the fair value disclosure requirements of ASC Topic 820, “Fair Value Measurements and Disclosures.” The guidance requires us to separate plan assets into three fair value hierarchy levels and provide a rollforward of the changes in fair value of plan assets classified as Level 3, if any. For further information on the three fair value hierarchy levels, see Note 14, “Fair Value of Financial Instruments.” This guidance is effective for NASDAQ OMX’s fiscal year end 2009. Since the new provisions of this guidance require only additional disclosures about our pension and other post-retirement benefit plan assets, the adoption of the new provisions did not affect our financial position or results of operations.

ASC Topic 805—On January 1, 2009, we adopted on a prospective basis ASC Topic 805, “Business Combinations.” This recently issued guidance significantly changed how business acquisitions were accounted for and will impact financial statements both on the acquisition date and in subsequent periods requiring:

•	More assets acquired and liabilities assumed to be measured at fair value as of the acquisition date;

•	Liabilities related to contingent consideration to be remeasured at fair value in each subsequent reporting period; and

•	An acquirer to expense acquisition-related costs (e.g., deal fees for attorneys, accountants, investment bankers).

The adoption of this guidance did not have a material impact on our consolidated financial statements as of December 31, 2009.

ASC Topic 810—On January 1, 2009, we adopted recently issued accounting guidance contained within ASC Topic 810, “Consolidations,” which changed the accounting and reporting for minority interests, which are now characterized as noncontrolling interests and classified as a component of equity. This recently issued guidance requires retroactive adoption of the presentation and disclosure requirements for existing noncontrolling interests. All other requirements under the new guidance have been applied prospectively. Noncontrolling interests were $17 million as of December 31, 2009 and December 31, 2008.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

ASC Topic 815—On January 1, 2009, we adopted recently issued accounting guidance contained within ASC Topic 815 “Derivatives and Hedging,” which enhanced the disclosure requirements about our derivative instruments and hedging activities, thereby improving the transparency of financial reporting. The adoption of this guidance did not have an impact on our financial condition or results of operations but will impact disclosures of our derivative instruments and hedging activities. The additional disclosures required under this guidance are included in Note 15, “Derivative Financial Instruments and Hedging Activities.”

ASC Topic 470.20—On January 1, 2009, we adopted ASC Topic 470.20, “Debt: Debt with Conversion and Other Options,” which is applicable to our 2.50% convertible senior notes due 2013. This guidance requires us to separately account for the liability and equity components of a convertible debt instrument in a manner that reflects our nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The guidance also requires bifurcation of a component of the debt, classification of that component in equity and then accretion of the resulting discount on the debt as part of interest expense being reflected in the income statement.

We have adjusted all periods presented to reflect the reclassification of a portion of the carrying value of the 2.50% convertible senior notes from debt to equity and the accretion of the debt discount as part of interest expense. The incremental effect of adopting the provisions under this guidance on our Consolidated Statements of Income for the year ended December 31, 2008 was additional interest expense of $11 million and a tax benefit of $5 million, resulting in a decrease to our net income attributable to NASDAQ OMX of $6 million, or $.03 per diluted share. The incremental effects of adopting the provisions under this guidance on our Consolidated Balance Sheets at December 31, 2008 are presented in the following table (in millions).

	Before Adoption of ASC 470.20	Effect of Adopting ASC 470.20		After Adoption of ASC 470.20
Deferred tax liabilities	$14	$5		$19
Non-current deferred tax liabilities	672	24		696
Total debt obligations	2,598	(74	)(1)	2,524
Total liabilities	8,494	(45)		8,449
Additional paid-in capital	3,518	51	(2)	3,569
Retained earnings	1,350	(6)		1,344
Total NASDAQ OMX stockholders’ equity	4,241	45		4,286

(1)

As of December 31, 2008, the unamortized debt discount on the 2.50% convertible senior notes included in debt obligations in the Consolidated Balance Sheets was $74 million. This amount will be accreted as part of interest expense through the maturity date of the convertible debt of August 15, 2013.

(2)

As of December 31, 2008, the equity component of the 2.50% convertible senior notes included in additional paid-in capital in the Consolidated Balance Sheets was $51 million. This amount is calculated as follows: $85 million of excess principal of the 2.50% convertible senior notes over the carrying amount less $34 million of deferred taxes. The deferred tax liability is determined by multiplying the $85 million of excess principal of the 2.50% convertible senior notes over the carrying amount by the U.S. marginal tax rate of 39.55%.

See Note 8, “Debt Obligations,” for further discussion of our 2.50% convertible senior notes.

ASC Topic 825—On April 1, 2009, we adopted recently issued accounting guidance contained within ASC Topic 825, “Financial Instruments,” which requires disclosure about fair value of financial instruments in interim as well as in annual financial statements. This recently issued guidance, which was effective for us in our interim financial reporting period ended June 30, 2009, did not have a material impact on our financial position, results of operations, and disclosures. See Note 14, “Fair Value of Financial Instruments,” for disclosure about fair value of financial instruments.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

ASC Topic 855—In June 2009, we adopted ASC Topic 855, “Subsequent Events,” which provides guidance to establish general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance requires entities to disclose the date through which subsequent events were evaluated as well as the basis for why that date was selected. The guidance, which was effective for us in our interim financial reporting period ended June 30, 2009, did not have a material impact on our financial position, results of operations, and disclosures. See Note 19, “Subsequent Events,” for further discussion of the subsequent events that occurred after December 31, 2009.

Recently Issued Accounting Pronouncements

ASC Topic 605.25—In October 2009, the FASB issued authoritative guidance on ASC 605.25, “Revenue Recognition—Multiple-Element Arrangements.” This guidance modifies the revenue recognition guidance for arrangements that involve the delivery of multiple-elements, such as product, software, services or support, to a customer at different times as part of a single revenue generating transaction. This standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. The standard also expands the disclosure requirements for multiple deliverable revenue arrangements. This accounting guidance is effective for us beginning January 1, 2011, but may be early adopted as of the first quarter of 2010 or through a retrospective application to all revenue arrangements for all periods presented in the financial statements. We are currently evaluating the potential impact, if any, on our consolidated financial statements and timing of the adoption of this guidance.

ASC Topic 985.605—In October 2009, the FASB amended the existing accounting guidance for how entities account for multiple-element arrangements that include both software and hardware elements, which typically resulted in the sale of hardware being accounted for under the software recognition rules. The software revenue recognition guidance in ASC 985-605, “Software-Revenue Recognition,” changes revenue recognition for tangible products containing software elements and non-software elements. The tangible element of the product is always outside of the scope of the software revenue recognition rules, and the software elements of tangible products when the software element and non-software elements function together to deliver the product’s essential functionality are outside of the scope of the software rules. As a result, both the hardware and qualifying related software elements are excluded from the scope of the software revenue guidance and accounted for under the revised multiple-element revenue recognition guidance discussed above. This accounting guidance is effective for us beginning January 1, 2011 with early adoption permitted. However, early adoption is permitted only when ASC 605.25 is also early adopted as of the same period. We are currently evaluating the impact, if any, the adoption of this guidance will have on our consolidated financial statements.

3. Acquisitions and Strategic Initiatives

We completed the following acquisitions and strategic initiatives in 2009, 2008 and 2007. The results of operations of each transaction are included in our Consolidated Statements of Income from the dates of each acquisition and strategic initiative.

2009 Strategic Initiative

Investment in European Multilateral Clearing Facility N.V.

In January 2009, we acquired a 22% stake in EMCF, a leading European clearinghouse, which is accounted for under the equity method of accounting. In addition, we signed an agreement with EMCF to use its CCP services for all Nordic transactions.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

2008 Acquisitions and Strategic Initiatives

Combination with OMX AB and Strategic Partnership with Borse Dubai Limited

On February 27, 2008, Nasdaq and OMX AB combined their businesses pursuant to an agreement with Borse Dubai. The purchase price of OMX AB was $4.4 billion, consisting of an equity component and a cash component. Our business combination with OMX AB created a premier global exchange company, bringing together complementary businesses, diversifying our operations, enhancing our existing product offerings and solidifying our leadership in global exchange technology.

Concurrently with the business combination with OMX AB, we also acquired a 33 1/3% equity stake in NASDAQ Dubai in exchange for a contribution of $50 million in cash and the entry into certain technology and trademark licensing agreements. In November 2008, we listed our common stock on NASDAQ Dubai. In December 2009, we agreed to participate in the realignment of the ownership structure of NASDAQ Dubai. As part of this realignment, NASDAQ Dubai will become a wholly-owned subsidiary of DFM, a publicly traded company controlled by Borse Dubai. NASDAQ OMX will receive a 1% equity interest in DFM in exchange for our equity interest in NASDAQ Dubai. In connection with the realignment, in December 2009, we recorded an impairment charge of $82 million to write down our investment in NASDAQ Dubai to its estimated fair value. See Note 5, “Equity Method Investments,” for further discussion.

Acquisition of the Philadelphia Stock Exchange

In July 2008, we completed our acquisition of PHLX, expanding our presence in the derivatives market. The acquisition of PHLX provided us with the third largest options market in the U.S. and with increased exposure to a fast growing asset class and diversification into an area adjacent to our core equity trading business. PHLX, renamed NASDAQ OMX PHLX, operates as a distinct market alongside The NASDAQ Options Market, our options platform that was launched in March 2008. With the acquisition of PHLX and the launch of The NASDAQ Options Market, we have substantially increased our footprint in global derivatives.

Acquisition of the Boston Stock Exchange

We completed our acquisition of BSX, in August 2008. The BSX acquisition provided us with an additional license for trading both equities and options and a clearing license. We used the BSX license to create a second U.S. cash equities market, called NASDAQ OMX BX, which was launched in January 2009. With NASDAQ OMX BX, we offer a second quote within the U.S. equities marketplace, providing our customers enhanced trading choices and price flexibility. We have been able to leverage our INET trading system, which runs The NASDAQ Stock Market, to operate NASDAQ OMX BX, providing customers an additional fast and efficient cash equities market.

Acquisition of Certain Businesses from Nord Pool

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

In February 2010, the board of directors of Nord Pool exercised their put option to sell Nord Pool’s Nordic power derivatives operations to NASDAQ OMX, subject to regulatory approval. See “Acquisition of Nordic Power Derivatives Operations,” of Note 19, “Subsequent Events,” for further discussion.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Acquisition of a Majority Interest in International Derivatives Clearing Group

In December 2008, we acquired a majority interest in IDCG, and IDCG became an independently operated subsidiary of NASDAQ OMX. IDCG provides CCP clearing for interest rate swap products through its clearinghouse subsidiary IDCH. NFX is serving as the designated contract market for trading of these interest rate swap products. In June 2009, The Bank of New York Mellon Corporation made a strategic noncontrolling investment in IDCG.

Investment in Agora-X

During 2008, we acquired a 20% aggregate equity interest in Agora-X, LLC (13.3% in March 2008 and an additional 6.7% in December 2008), which was accounted for under the equity method of accounting. Agora-X has launched an ECN designed to enable institutional traders to efficiently negotiate OTC transactions in agricultural swaps and swaptions, as well as swaps and options on ethanol. The platform provides a more liquid and transparent marketplace for price discovery and negotiation. In December 2009, we entered into an agreement to increase our ownership interest in Agora-X to 85%, resulting in a majority stake. In evaluating the fair value of the total investment, it was determined that our carrying value of Agora-X was no longer recoverable and was in fact impaired, and we wrote down our investment to fair value which resulted in an impairment charge of $5 million. See Note 5, “Equity Method Investments,” for further discussion.

2007 Acquisition

Acquisition of Directors Desk

In July 2007, we acquired Directors Desk, LLC, a firm which provides technology to boards of public and private companies in the U.S. and abroad. Directors Desk is part of our Corporate Services business.

The following table presents a summary of our acquisitions in 2008 and 2007:

	Purchase Consideration(1)	Total Net (Liabilities) Assets Acquired(2)	Purchased Intangible Assets		Goodwill
	(in millions)
2008
OMX AB	$4,371	$(340)	$1,207		$3,504
PHLX	708	(99)	337		470
BSX	43	(44)	52		35
Nord Pool	317	68 (3)	81	(3)	168	(3)
IDCG	85	59	26		—

Total for 2008	$5,524	$(356)	$1,703		$4,177

2007
Directors Desk	$8	$—	$2		$6

(1)

OMX AB consideration includes $2,267 million for the value of common stock issued to Borse Dubai, $2,029 million in cash and $75 million in acquisition costs. PHLX consideration includes $652 million in cash, $12 million in acquisition costs and $44 million in working capital adjustments. PHLX consideration included $15 million held in escrow at December 31, 2008, which was paid in 2009 in accordance with the purchase agreement. BSX consideration includes the $61 million purchase price, plus $5 million for the settlement of a loan, less $23 million of negative working capital adjustments. BSX consideration includes $3 million held in escrow to be paid in 2010 in accordance with the purchase agreement. Nord Pool consideration includes $249 million in cash, $66 million in a vendor note which was settled in 2009 and $2

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

million in acquisition costs. IDCG purchase consideration consisted primarily of cash. Directors Desk purchase consideration consisted primarily of cash and included $1 million held in escrow at December 31, 2008, which was paid in 2009 in accordance with the purchase agreement.

(2)

We acquired net assets of OMX AB totaling $137 million and recorded deferred tax liabilities of $477 million related to OMX AB’s intangible assets. We acquired net assets of PHLX totaling $55 million and recorded deferred tax liabilities of $154 million related to PHLX’s intangible assets. The PHLX net assets of $55 million were reduced by $44 million of working capital, which was included as an adjustment to the purchase consideration. We acquired net liabilities of BSX totaling $22 million and recorded deferred tax liabilities of $22 million related to BSX’s intangible assets. The BSX net liabilities of $22 million include $23 million of negative working capital, which was included as an adjustment to the purchase consideration. We acquired net assets in the Nord Pool transaction totaling $91 million and recorded deferred tax liabilities of $23 million related to Nord Pool’s intangible assets. See (3) below for adjustments to Nord Pool’s intangible assets and deferred tax liabilities. We acquired net assets of IDCG of $59 million, which include $68 million of cash received from NASDAQ OMX for the acquisition consideration.

(3)

As we finalized the purchase price allocation for the Nord Pool transaction in the fourth quarter of 2009, the fair values of the purchased intangible assets were adjusted, resulting in a decrease of $8 million, an increase to goodwill of $7 million and a decrease to deferred tax liabilities of $1 million. The impact on amortization expense was immaterial.

The following table presents the details of the purchased intangible assets acquired in the above 2008 and 2007 acquisitions. All purchased intangible assets are amortized using the straight-line method. See Note 4, “Goodwill and Purchased Intangible Assets,” for further discussion.

	Technology		Customer Relationships			Registrations, Licenses and Trade Names			Total
	Estimated Useful Life (in Years)	Amount	Estimated Useful Life (in Years)	Amount		Estimated Useful Life (in Years)		Amount	Amount
	(in millions, except years)
2008
OMX AB	3-10	$40	20-33	$420		Indefinite	(1)	$747	$1,207
PHLX	2-5	11	19-23	113		Indefinite	(2)	213	337
BSX	—	—	17	2		Indefinite	(3)	50	52
Nord Pool	7	1	22	77	(6)	10	(4)	3	81
IDCG	—	—	—	—		Indefinite	(5)	26	26

Total for 2008		$52		$612				$1,039	$1,703

2007
Directors Desk	4.5	$1	20	$1		—		$—	$2

(1)	Includes exchange and clearing registrations and the OMX AB trade name which we determined to have an indefinite estimated useful life.
(2)	Includes exchange and futures registrations and the PHLX trade name which we determined to have an indefinite estimated useful life.
(3)	Includes SRO and clearing licenses which we determined to have an indefinite estimated useful life.
(4)	Includes the Nord Pool trade name which we determined to have an estimated useful life of 10 years.
(5)	Includes derivative clearing license for interest rate swap products which we determined to have an indefinite estimated useful life.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

(6)

As we finalized the purchase price allocation for the Nord Pool transaction in the fourth quarter of 2009, the fair values of the purchased intangible assets were adjusted, resulting in a decrease of $8 million, an increase to goodwill of $7 million and a decrease to deferred tax liabilities of $1 million. The impact on amortization expense was immaterial.

Pro Forma Results

The consolidated financial statements for the years ended December 31, 2009 and 2008 include the financial results of OMX AB, PHLX, BSX, certain businesses of Nord Pool, IDCG, Agora-X and EMCF from the date of each acquisition or strategic initiative. Unaudited pro forma combined historical results for the years ended December 31, 2008 and 2007 are included in the table below. The unaudited pro forma combined results include the historical Consolidated Statements of Income of Nasdaq, OMX AB and PHLX giving effect to the OMX AB business combination and PHLX acquisition as if they had occurred at the beginning of each period presented. As stated above, we also acquired BSX in August 2008, certain businesses of Nord Pool in October 2008, IDCG in December 2008 and a 20% equity interest in Agora-X during 2008, but we have not included their results prior to their respective closing dates in these pro forma results as these transactions were not considered significant.

	Years Ended December 31,
	2008	2007
	(in millions, except per share amounts)
Revenues	$3,853	$3,153
Revenues less liquidity rebates, brokerage, clearance and exchange fees	1,652	1,521
Net income	309	336
Net income attributable to NASDAQ OMX	308	336
Basic earnings per share	$1.54	$1.90
Diluted earnings per share	$1.45	$1.62

The pro forma results for the years ended December 31, 2008 and 2007 primarily include adjustments for amortization of the intangible assets acquired in the business combination with OMX AB and the PHLX acquisition, the elimination of OMX AB’s historical amortization expense, elimination of PHLX’s non-recurring expenses related to the acquisition, additional interest expense on the Credit Facilities and the 2.50% convertible senior notes, elimination of OMX AB’s historical interest expense related to OMX AB’s debt that was refinanced and related tax adjustments.

The pro forma results for the year ended December 31, 2008 also include the elimination of the non-recurring gain on the contribution of the Nasdaq trade name in the transaction with NASDAQ Dubai discussed above. In addition, the pro forma results for the year ended December 31, 2007 were adjusted to exclude the material non-recurring charges or credits and related tax effects related to our previous investment in LSE. The adjustments related to the LSE transaction include the elimination of Nasdaq’s interest expense related to the financing of the purchase of the share capital of LSE, the loss on foreign currency option contracts purchased to hedge the foreign currency exposure on our acquisition bid, dividend income received from LSE, strategic initiative costs and related tax adjustments. In addition, pro forma results for the years ended December 31, 2008 and 2007 include adjustments to eliminate interest income related to the net cash received from the sale of our investment in LSE.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

4. Goodwill and Purchased Intangible Assets

Goodwill

The following table presents the changes in goodwill by business segment during the year ended December 31, 2009:

	Market Services	Issuer Services	Market Technology	Total
	(in millions)
Balance at December 31, 2008	$4,159	$255	$78	$4,492
Purchase accounting adjustments	32	2	5	39
Foreign currency translation adjustment	241	16	12	269

Balance at December 31, 2009	$4,432	$273	$95	$4,800

The purchase accounting adjustments for Market Services primarily consist of a reduction in the fair value of certain assets acquired, additional working capital adjustments, severance costs and additional sublease loss reserves. The purchase accounting adjustments for Market Technology primarily consist of changes in estimates of customer contracts and technology write-downs related to the business combination with OMX AB. Goodwill is allocated to the reporting units based on the assignment of the fair values of each reporting unit of the acquired company. In the first quarter of 2009, we finalized the allocation of the purchase price for the OMX AB business combination, in the third quarter of 2009, we finalized the allocation of the purchase price for the PHLX and BSX acquisitions, and in the fourth quarter of 2009, we finalized the allocation of the purchase price for the Nord Pool and IDCG acquisitions.

As of December 31, 2009, the amount of goodwill that is expected to be deductible for tax purposes in future periods is $119 million.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Purchased Intangible Assets

The following table presents details of our total purchased intangible assets, both finite- and indefinite-lived:

	December 31, 2009				December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Weighted- Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Weighted- Average Useful Life (in Years)
	(in millions)				(in millions)
Finite-Lived Intangible Assets
Technology	$65	$(41)	$24	4	$82	$(37)	$45	4
Customer relationships	813	(110)	703	21	818	(76)	742	22
Other	5	(1)	4	10	7	(3)	4	7
Foreign currency translation adjustment	(45)	7	(38)		(94)	—	(94)

Total finite-lived intangible assets	$838	$(145)	$693		$813	$(116)	$697

Indefinite-Lived Intangible Assets
Exchange and clearing registrations	$790	$—	$790		$790	$—	$790
Trade names	173	—	173		173	—	173
Licenses	76	—	76		76	—	76
Foreign currency translation adjustment	(101)	—	(101)		(153)	—	(153)

Total indefinite-lived intangible assets	$938	$—	$938		$886	$—	$886

Total intangible assets	$1,776	$(145)	$1,631		$1,699	$(116)	$1,583

Amortization expense for purchased finite-lived intangible assets was $57 million for the year ended December 31, 2009, $48 million for the year ended December 31, 2008 and $20 million for the year ended December 31, 2007. The increase in amortization expense in 2009 compared to 2008 and in 2008 compared to 2007 was primarily due to intangible asset amortization expense on identifiable finite-lived intangible assets purchased in connection with the OMX AB business combination and the acquisitions of PHLX and certain businesses of Nord Pool from the date of each acquisition.

In 2008, due to an operating loss and a projection of future cash flow losses due to lower contract rates for Carpenter Moore, our insurance agency business, which was part of Corporate Services within our Issuer Services segment, we evaluated the ongoing value of the intangible assets associated with this business. Based on this evaluation, we determined that finite-lived intangible assets, consisting primarily of customer relationships and technology, with a carrying value of approximately $7 million, were no longer recoverable and were in fact impaired, and wrote them down to their estimated fair value of zero. The risk-adjusted discount rates used to compute the present value of the expected net cash flows of individual intangible assets were based on Carpenter Moore’s weighted average cost of capital, which ranged from 14.5% to 16.9%. These discount rates were determined after consideration of Carpenter Moore’s rate of return on debt and equity and the weighted-average return on invested capital. We recorded the impairment loss in asset impairment charges in the Consolidated Statements of Income for the year ended December 31, 2008. In October 2009, we sold substantially all of our

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Carpenter Moore business and recorded a gain of $7 million included in gain on sales of businesses in the Consolidated Statements of Income.

The estimated future amortization expense (excluding the impact of future foreign exchange rate changes) of purchased intangible assets as of December 31, 2009 is as follows:

(in millions)
2010	$58
2011	45
2012	43
2013	43
2014	41
2015 and thereafter	501

Total	$731

5. Equity Method Investments

As of December 31, 2009, we had $66 million of equity interest in our equity method investments, which consisted primarily of an equity interest in NASDAQ Dubai and EMCF. As of December 31, 2008, our equity interest in our equity method investments totaled $207 million, which consisted primarily of our equity interests in NASDAQ Dubai and Orc, which was sold during 2009. Equity method investments are included in other assets in the Consolidated Balance Sheets. NASDAQ Dubai is a related party, as NASDAQ Dubai is primarily owned by Borse Dubai, our largest stockholder. Borse Dubai owns just under 20% of the share capital of NASDAQ OMX, in addition to shares held by a trust for their economic benefit.

Income (loss) from unconsolidated investees, net was a net loss of $107 million for the year ended December 31, 2009 primarily due to impairment charges relating to NASDAQ Dubai and Agora-X and the sale of our Orc shares. See below for further discussion.

Income from unconsolidated investees, net was $27 million for the year ended December 31, 2008 primarily due to our transaction with NASDAQ Dubai. As part of our transaction with NASDAQ Dubai, we contributed intangible assets and $50 million in cash to NASDAQ Dubai in exchange for a 33  1/3% equity stake in NASDAQ Dubai. One of the intangible assets contributed was the Nasdaq trade name, which had a zero carrying value on Nasdaq’s books and records prior to the transfer. As a result, we recognized a $26 million gain for the difference between Nasdaq’s carrying value and the fair value of the contributed asset on this non-monetary exchange.

Income (loss) recognized from our equity method investments is included in income (loss) from unconsolidated investees, net in the Consolidated Statements of Income.

Impairment of NASDAQ Dubai

In December 2009, we agreed to participate in the realignment of the ownership structure of NASDAQ Dubai. As part of this realignment, NASDAQ Dubai will become a wholly-owned subsidiary of DFM, a publicly traded company controlled by Borse Dubai. We will receive a 1% equity interest in DFM in exchange for our equity interest in NASDAQ Dubai. Our existing technology and trademark licensing arrangements with Borse Dubai and NASDAQ Dubai will remain unchanged. The realignment is expected to be completed during the first half of 2010 and, at that time, we may record a gain or a loss based on the then-current market price of DFM shares and then-current carrying value of our investment in NASDAQ Dubai.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

In connection with the realignment of the ownership structure discussed above, a third-party valuation specialist determined the fair value of NASDAQ Dubai. Based on this valuation, we determined our carrying value of NASDAQ Dubai was no longer recoverable and was in fact impaired, and wrote down our investment to fair value, which resulted in an $82 million pre-tax, non-cash impairment charge.

NASDAQ OMX originally contributed intangible assets and $50 million in cash in exchange for a 33 1/ 3% equity stake in NASDAQ Dubai in February 2008. At that time, NASDAQ OMX valued its total NASDAQ Dubai investment at $128 million. Prior to the impairment, the investment had a carrying value of $120 million.

Impairment of Agora-X

During December 2009, we also recorded a pre-tax, non-cash impairment charge of $5 million to write down our investment in Agora-X to its estimated fair value. In December 2009, we entered into an agreement to increase our investment in Agora-X from 20% to 85%. In evaluating the fair value of the total investment, it was determined that our carrying value of Agora-X was no longer recoverable and was in fact impaired, and we wrote down our investment to fair value which resulted in the $5 million impairment charge noted above.

Sale of Orc Shares

During the second quarter of 2009, we made a strategic decision to sell our investment in Orc, demonstrating our intent to no longer hold this investment. We sold our shares in Orc, representing 25.25% of the share capital of Orc, to a group of Swedish and other international investors for $54 million in cash. As a result of the sale, we recognized a $19 million loss, which is net of costs directly related to the sale, primarily broker fees.

6. Property and Equipment, net

The following table presents our major categories of property and equipment, net:

	December 31,
	2009	2008
	(in millions)
Data processing equipment and software	$313	$258
Furniture, equipment and leasehold improvements	178	165

	491	423
Less: accumulated depreciation and amortization	(327)	(240)

Total property and equipment, net	$164	$183

Depreciation and amortization expense for property and equipment was $47 million for the year ended December 31, 2009, $45 million for the year ended December 31, 2008 and $19 million for the year ended December 31, 2007. These amounts are included in depreciation and amortization expense in the Consolidated Statements of Income.

As of December 31, 2009 and 2008, we do not own any real estate properties.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

7. Deferred Revenue

At December 31, 2009, we have estimated that our deferred revenue, which is primarily related to Global Listing Services and Market Technology fees, will be recognized in the following years:

	Initial Listing Fees	Listing of Additional Shares Fees	Annual Renewal Fees and Other	Market Technology(1)	Total
	(in millions)
Fiscal year ended:
2010	$17	$33	$18	$37	$105
2011	13	23	—	22	58
2012	8	14	—	22	44
2013	5	6	—	22	33
2014	2	—	—	21	23
2015 and thereafter	1	—	—	1	2

	$46	$76	$18	$125	$265

(1)

The timing of recognition of our deferred Market Technology revenues is dependent upon when significant modifications are made pursuant to existing contracts. As such, as it relates to these fees, the timing represents our best estimate.

Our deferred revenue during the years ended December 31, 2009 and 2008 is reflected in the following table.

	Initial Listing Fees	Listing of Additional Shares Fees	Annual Renewal Fees and Other	Market Technology(3)	Total
	(in millions)
Balance at December 31, 2007	$71	$79	$4	$—	$154
Additions(1)(2)	8	35	204	133	380
Amortization(1)	(22)	(40)	(185)	(19)	(266)
Translation adjustment	—	—	(2)	(13)	(15)

Balance at December 31, 2008	$57	$74	$21	$101	$253

Additions(1)	9	39	169	87	304
Amortization(1)	(20)	(37)	(173)	(64)	(294)
Translation adjustment	—	—	1	1	2

Balance at December 31, 2009	$46	$76	$18	$125	$265

(1)	The additions and amortization for initial listing fees, listing of additional shares fees and annual renewal fees and other primarily reflect Issuer Services revenues from U.S. listing fees.
(2)

Includes OMX’s beginning balances since the date of the business combination, as well as Market Technology deferred revenue related to the contribution of technology licenses to NASDAQ Dubai. See “Combination with OMX AB and Strategic Partnership with Borse Dubai Limited,” of Note 3, “Acquisitions and Strategic Initiatives,” for further discussion of our transaction with NASDAQ Dubai.

(3)

Market Technology deferred revenues include revenues from delivered client contracts in the support phase charged during the period. Under contract accounting, where customization and significant modifications to the software are made to meet the needs of our customers, total revenues as well as costs incurred, are deferred until significant modifications are completed and delivered. Once delivered, deferred revenue and

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

the related deferred costs are recognized over the post contract support period. We have included the deferral of costs in other assets in the Consolidated Balance Sheets. The amortization of Market Technology deferred revenue includes revenues earned from client contracts recognized during the period and from the technology licenses contributed to NASDAQ Dubai.

8. Debt Obligations

The following table presents the changes in our debt obligations during the year ended December 31, 2009:

	December 31, 2008	Additions	Payments, Conversions, Accretion and Other	December 31, 2009
	(in millions)
3.75% convertible notes due October 22, 2012 (net of discount)(1)	$119	$—	$(119)	$—
2.50% convertible senior notes due August 15, 2013(2)(3)	401	—	(27)	374
$2,000 million senior secured term loan facility credit agreement due February 27, 2013 (average interest rate of 3.03%(4) for the year ended December 31, 2009)	1,925	—	(225)	1,700
Debt obligations assumed from the Nord Pool transaction(5)	79	—	(61)	18

Total debt obligations	2,524	—	(432)	2,092
Less current portion	(225)	—	—	(225)

Total long-term debt obligations	$2,299	$—	$(432)	$1,867

(1)

In September 2009, most holders of our outstanding 3.75% convertible notes converted their outstanding positions into common stock. As of December 31, 2009, approximately $0.5 million aggregate principal amount of the 3.75% convertible notes remains outstanding. For further discussion, see “Conversion of 3.75% Convertible Notes,” of “3.75% Convertible Notes” below.

(2)	As adjusted for ASC 470.20. For further discussion, see “Adoption of ASC 470.20,” of “2.50% Convertible Senior Notes” below.
(3)

The decrease of $27 million is comprised of the repurchase of $47 million principal amount of the notes (cash payment of $40 million), offset by accretion of debt discount of $13 million, as well as a $7 million reduction in the unamortized debt discount due to the early extinguishment of these notes. For further discussion, see “Adoption of ASC 470.20” and “Early Extinguishment of Debt,” of “2.50% Convertible Senior Notes” below.

(4)

In 2008, $200 million was swapped to a fixed rate using float-to-fixed interest rate swaps. For the year ended December 31, 2009, taking into account these swaps, the average effective interest rate on this debt was 3.03%. Excluding these swaps, the average effective interest rate on this debt was 2.47%. For further discussion, see “Interest Rate Swaps,” of “Credit Facilities” below.

(5)

Our debt obligations assumed in the Nord Pool transaction are denominated in NOK and totaled 550 million NOK at December 31, 2008, of which 450 million NOK was a vendor note issued to the previous owners of Nord Pool and 100 million NOK was subordinated debt. In the second quarter of 2009, we paid in full the vendor note of 450 million NOK, or $71 million. The decrease of $61 million is comprised of the $71 million payment, partially offset by $10 million of foreign currency translation adjustments.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

3.75% Convertible Notes

The 3.75% convertible notes were originally issued to Hellman & Friedman, or H&F, ($300 million), SLP ($141 million) and other holders ($4 million) in order to finance the acquisition of INET. These notes were convertible into our common stock at a price of $14.50 per share, representing 30,689,655 shares subject to adjustment, in general for any stock split, dividend, combination, recapitalization or similar event. We also issued warrants to purchase shares of our common stock at a price of $14.50 per share to H&F (3,400,000 shares), SLP (1,523,325 shares) and other holders (39,175 shares). The warrants became exercisable on April 22, 2006 and would have expired on December 8, 2008. During 2007, H&F converted all of their 3.75% convertible notes into common stock and exercised all of their outstanding warrants prior to expiration. During 2007 and 2008, SLP and other holders converted a portion of their 3.75% convertible notes into common stock and exercised all of their outstanding warrants prior to expiration. As of December 31, 2008, approximately $120 million ($119 million related to SLP and $1 million related to other holders) in aggregate principal amount of the 3.75% convertible notes remained outstanding. In September 2009, SLP and another holder, or Holders, converted their remaining outstanding 3.75% convertible notes into common stock in accordance with the terms of the notes. See “Conversion of 3.75% Convertible Notes” below for further discussion.

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

As an inducement for conversion of the 3.75% convertible notes, we agreed to pay the Holders and certain of their affiliates an aggregate amount of $9 million in cash and issue to the Holders shares of our series A convertible preferred stock, with an aggregate initial liquidation preference amount of $16 million. See “Preferred Stock,” of Note 12, “Stockholders’ Equity,” for further discussion.

In the third quarter of 2009, as a result of the conversion, we recognized debt conversion expense of $25 million in the Consolidated Statements of Income, which included the cash inducement of $9 million, the present value of the series A convertible preferred stock of $15 million, and debt issuance and other costs of $1 million. We also paid the Holders $0.8 million in accrued interest payments on the 3.75% convertible notes through September 30, 2009.

As of December 31, 2009, approximately $0.5 million aggregate principal amount of the 3.75% convertible notes remains outstanding.

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

The notes are convertible in certain circumstances specified in the indenture for the notes. Upon conversion, holders will receive, at the election of NASDAQ OMX, cash, common stock or a combination of cash and common stock. It is our current intent and policy to settle the principal amount of the notes in cash. The conversion rate will initially be 18.1386 shares of common stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $55.13 per share of common stock. At December 31, 2009, the

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

2.50% convertible senior notes are convertible into 7,757,283 shares of our common stock, subject to adjustment upon the occurrence of specified events. Subject to certain exceptions, if we undergo a “fundamental change” as described in the indenture, holders may require us to purchase their notes at a price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest.

Adoption of ASC 470.20

On January 1, 2009, we adopted ASC 470.20 which is applicable to our 2.50% convertible senior notes since the settlement structure of the notes permits settlement in cash upon conversion. The guidance requires us to separately account for the liability and equity components of the convertible debt in a manner that reflects our nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The guidance requires bifurcation of a component of the debt, classification of that component in equity and then accretion of the resulting discount on the debt as part of interest expense being reflected in the income statement. The guidance requires retrospective application to all periods presented. See “ASC Topic 470.20,” of Note 2, “Summary of Significant Accounting Policies,” for the incremental effects of adopting ASC 470.20.

The changes in the liability and equity components of our 2.50% convertible senior notes during the year ended December 31, 2009 are as follows:

	Liability Component			Equity Component
	(in millions)			(in millions)
	Principal Balance	Unamortized Debt Discount	Net Carrying Amount	Gross Equity Component	Deferred Taxes	Net Equity Component
December 31, 2008	$475	$74	$401	$85	$34	$51
Accretion of debt discount	—	(13)	13	—	—	—
Early extinguishment of debt	(47)	(7)	(40)	(5)	(2)	(3)

December 31, 2009	$428	$54	$374	$80	$32	$48

The unamortized debt discount on the convertible debt as of December 31, 2009 was $54 million and is included in debt obligations in the Consolidated Balance Sheets. This amount will be accreted as part of interest expense through the maturity date of the convertible debt of August 15, 2013. Interest expense recognized on this convertible debt in the Consolidated Statements of Income for the year ended December 31, 2009 was $24 million and is comprised of $13 million of accretion of debt discount and $11 million of contractual interest. The effective annual interest rate on the 2.50% convertible senior notes was 6.53% for the year ended December 31, 2009, which includes the accretion of the debt discount in addition to the annual contractual interest rate of 2.50%.

As of December 31, 2009, the equity component of the convertible debt included in additional paid-in capital in the Consolidated Balance Sheets was $48 million. This amount is calculated as follows: $80 million of excess principal of the convertible debt over the carrying amount less $32 million of deferred taxes. The deferred tax liability is determined by multiplying the $80 million of excess principal of the convertible debt over the carrying amount by the U.S. marginal tax rate of 39.55%.

Early Extinguishment of Debt

In 2009, we repurchased $47 million principal amount of the 2.50% convertible senior notes for a cash payment of $40 million and recognized a pre-tax gain on the early extinguishment of debt of $4 million (net of debt issuance and other costs of $0.8 million) which is recorded in general, administrative and other expense in the Consolidated Statements of Income. The aggregate principal amount outstanding on these notes as of

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008 was $475 million, excluding the unamortized debt discount of $74 million. As a result of the $47 million repurchase, the remaining aggregate principal amount outstanding on these notes as of December 31, 2009 was $428 million. See “Adoption of ASC 470.20” above for further discussion.

Debt Issuance Costs

In 2008, in conjunction with the issuance of the 2.50% convertible senior notes, we incurred debt issuance costs of $10 million. These costs, which are capitalized and included in other assets in the Consolidated Balance Sheets, are being amortized over the life of the debt obligation. In connection with the early extinguishment of a portion of these notes, we recorded a pre-tax charge of $0.8 million for the year ended December 31, 2009 for debt issuance costs. See “Early Extinguishment of Debt” above for further discussion. Amortization expense, which is recorded as additional interest expense for these costs, was $2 million for the years ended December 31, 2009 and 2008.

Credit Facilities

In connection with the business combination with OMX AB, on February 27, 2008, NASDAQ OMX entered into a credit agreement which provided for up to $2,075 million of senior secured loans, which included (i) a five-year, $2,000 million senior secured term loan facility, or the Term Loan Facility, which consisted of (a) a $1,050 million term loan facility allocated to the OMX AB business combination; (b) a $650 million term loan facility allocated to the acquisition of PHLX, and (c) a $300 million term loan facility allocated to the Nord Pool transaction, and (ii) a five-year, $75 million senior secured revolving credit facility, with a letter of credit subfacility and swingline loan subfacility, or the Revolving Credit Facility, and together with the Term Loan Facility, the Credit Facilities. The Revolving Credit Facility was undrawn as of December 31, 2009 and 2008.

In addition, NASDAQ OMX may have requested that prospective additional lenders under the Credit Facilities agree to make available incremental term loans and incremental revolving commitments from time to time in an aggregate amount not to exceed $200 million.

In addition to financing the business combination with OMX AB, the acquisition of PHLX and the Nord Pool transaction, we used the debt financing under the Credit Facilities to pay fees and expenses incurred in connection with such transactions and repay certain indebtedness of OMX AB.

On January 15, 2010, NASDAQ OMX issued $1 billion of senior unsecured notes, or the Notes, and entered into a $950 million senior unsecured three-year credit facility. The new credit facility provides for an unfunded $250 million revolving credit commitment (including a swingline facility and letter of credit facility), the $350 million funded Term Loan A and the $350 million funded Term Loan X. NASDAQ OMX applied the net proceeds from the Notes, the $700 million funded Term Loans and cash on hand to repay all amounts outstanding under our Credit Facilities and related fees. As a result, NASDAQ OMX terminated the associated credit agreement. See “Issuance of Notes, New Credit Facility, and Repayment of Existing Credit Facility,” of Note 19, “Subsequent Events,” for further discussion.

Borrowings under the Credit Facilities (other than swingline loans) bore interest at (i) the base rate (the higher of the prime rate announced by the Bank of America, N.A, and the federal funds effective rate plus 0.50%), plus an applicable margin, or (ii) the LIBO rate (set by the British Bankers Association LIBOR Rate), plus an applicable margin. The interest rate on swingline loans made under the Credit Facilities was the base rate, plus an applicable margin.

NASDAQ OMX’s obligations under the Credit Facilities (i) were guaranteed by each of the existing and future direct and indirect material wholly-owned domestic subsidiaries of NASDAQ OMX, subject to certain

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

exceptions, and (ii) were secured, subject to certain exceptions, by all the capital stock of each of our present and future subsidiaries (limited, in the case of foreign subsidiaries, to 65.0% of the voting stock of such subsidiaries) and all of the present and future property and assets (real and personal) of NASDAQ OMX and the guarantors.

The Credit Facilities contained customary negative covenants applicable to NASDAQ OMX and its subsidiaries, including the following:

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

In addition, the Credit Facilities contained financial covenants, specifically, maintenance of a minimum interest expense coverage ratio and a maximum total leverage ratio, as defined in the Credit Facilities.

The Credit Facilities also contained customary affirmative covenants, including access to financial statements, notice of defaults and certain other material events, maintenance of business and insurance, and events of default, including cross-defaults to our material indebtedness.

NASDAQ OMX was permitted to repay borrowings under the Credit Facilities at any time in whole or in part, without penalty. We also were required to repay loans outstanding under the Credit Facilities (i) with net cash proceeds from sales of property and assets of NASDAQ OMX and its subsidiaries (excluding inventory sales and other sales in the ordinary course of business) and casualty and condemnation proceeds, in each case subject to exceptions and thresholds to be agreed and subject to reinvestment rights; (ii) with net cash proceeds from the issuance or incurrence of additional indebtedness other than indebtedness permitted by the Credit Facilities; and (iii) with a percentage of our excess cash flow, and the percentage of such excess cash flow required to be used for repayments varied depending on our leverage ratio at the end of the year for which cash flow was calculated, with the maximum repayment percentage set at 50.0% of excess cash flow.

Principal Amortization Payment

As required under our Credit Facility agreement, during 2009, we repaid a principal amount of $225 million on our borrowings under the Credit Facility.

Interest Rate Swaps

Under the provisions of our Credit Facilities, we were required to maintain approximately 30% of our debt structure on a fixed rate basis for two years from the date of the credit agreement. As such, in August 2008, we entered into interest rate swap agreements that effectively converted $200 million of funds borrowed under our Credit Facilities, which was floating rate debt, to a fixed rate basis through August 2011. The interest rate swaps were fixed to a base rate of 3.73% plus the current credit spread of 200 basis points as of December 31, 2009. The credit spread (not to exceed 200 basis points) was subject to change based upon the leverage ratio in

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

accordance with the Credit Facilities. In connection with the repayment of our Credit Facilities in January 2010, we terminated our interest rate swaps. See “Issuance of Notes, New Credit Facility, and Repayment of Existing Credit Facility,” of Note 19, “Subsequent Events,” for further discussion.

Debt Issuance Costs

In 2008, in conjunction with our Credit Facilities, we incurred debt issuance costs of $44 million. These costs, which were capitalized and included in other assets in the Consolidated Balance Sheets, were being amortized over the life of the debt obligation. Amortization expense, which is recorded as additional interest expense for these costs, was $9 million for the year ended December 31, 2009 and $7 million for the year ended December 31, 2008. In connection with the repayment of our Credit Facilities in January 2010, we wrote-off the remaining unamortized balance of debt issuance costs of $28 million. See “Issuance of Notes, New Credit Facility, and Repayment of Existing Credit Facility,” of Note 19, “Subsequent Events,” for further discussion.

Other Credit Facilities

We have other credit facilities related to our clearinghouses in order to meet liquidity and regulatory requirements. These credit facilities, which are available in multiple currencies, primarily Swedish Krona and U.S. dollar, totaled $417 million ($185 million which is available to be pledged as collateral and $232 million to satisfy regulatory requirements), none of which was drawn upon, at December 31, 2009. At December 31, 2008, these facilities totaled $246 million, of which $4 million was drawn. Amounts drawn are included in other accrued liabilities in the Consolidated Balance Sheets.

Debt Covenants

At December 31, 2009, we were in compliance with the covenants of all of our debt obligations.

9. Income Taxes

The income tax provision consists of the following amounts:

	Year Ended December 31,
	2009	2008	2007
	(in millions)
Current income taxes:
Federal	$96	$220	$257
State	32	49	34
Foreign	10	36	—

Total current income taxes	138	305	291

Deferred income taxes:
Federal	(26)	(61)	(13)
State	8	(14)	(2)
Foreign	8	(32)	—

Total deferred income taxes	(10)	(107)	(15)

Total income tax provision	$128	$198	$276

U.S. federal taxes have not been provided on undistributed earnings of certain non-U.S. subsidiaries to the extent such earnings will be reinvested abroad for an indefinite period of time. At December 31, 2009, the

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

cumulative amount of undistributed earnings in these subsidiaries is approximately $46 million. We have the intent and ability to indefinitely reinvest the undistributed earnings of our non-U.S. subsidiaries.

A reconciliation of the income tax provision, based on the U.S. federal statutory rate, to our actual income tax provision for the years ended December 31, 2009, 2008 and 2007 is as follows:

	Year Ended December 31,
	2009	2008	2007
	(in millions)
Federal income tax provision at the statutory rate	35.0%	35.0%	35.0%
State income tax provision, net of federal effect	6.6%	4.5%	2.6%
Foreign income tax provision at a rate different than the federal rate	(3.6)%	(3.3)%	—
Foreign asset impairment loss, not deductible for tax purposes	—	1.9%	—
Earnings from foreign affiliates, not subject to tax	(4.8)%	—	—
Nondeductible expenses	2.8%	0.2%	0.1%
Change in valuation allowance	(1.6)%	—	(2.6)%
Other, net	(1.7)%	0.3%	(0.3)%

Actual income tax provision	32.7%	38.6%	34.8%

The temporary differences, which give rise to our deferred tax assets and (liabilities), consisted of the following:

	December 31,
	2009	2008
	(in millions)
Deferred tax assets:
Deferred revenues	$31	$37
U.S. federal net operating loss	4	5
Foreign net operating loss	129	106
State net operating loss	4	4
Compensation and benefits	68	43
Investments	55	44
Foreign currency translation	253	437
Lease reserves	18	17
Tax credits	5	5
Other	14	12

Gross deferred tax assets	581	710

Deferred tax liabilities:
Amortization of software development costs and depreciation	(24)	(18)
Amortization of acquired intangible assets	(644)	(649)
Adoption of ASC 470.20, net of accretion	(24)	(29)
Other	(14)	(19)

Gross deferred tax liabilities	(706)	(715)

Net deferred tax assets (liabilities) before valuation allowance	(125)	(5)

Less: valuation allowance	(52)	(24)

Net deferred tax (liabilities)	$(177)	$(29)

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

A valuation allowance has been established with regards to the tax benefits associated with certain net operating losses, as it is more likely than not that these losses will not be realized in the future.

The U.S. federal net operating loss of $4 million, related to subsidiaries of OMX that are not included in our U.S. federal consolidated income tax return, will expire in years 2022-2023. The $129 million foreign net operating loss has no expiration date. Of the $4 million state net operating loss, $2 million will expire in years 2011-2012 and $2 million will expire in years 2028-2029.

The following represents the domestic and foreign components of income before income tax provision:

	Year Ended December 31,
	2009	2008	2008
	(in millions)
Domestic	$325	$448	$418
Foreign	66	65	376

Income before income tax provision	$391	$513	$794

In 2009, 2008 and 2007, we recorded income tax benefits of $4 million, $5 million and $16 million, respectively, primarily related to employee stock option exercises. These amounts were recorded to additional paid-in-capital in the Consolidated Balance Sheets.

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

As of December 31, 2009, we had $11 million of unrecognized benefits, of which $6 million would affect our effective tax rate if recognized. As of December 31, 2008, we had $9 million of unrecognized benefits, of which $5 million would affect our effective tax rate if recognized.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2009	2008
	(in millions)
Beginning balance	$9	$8
Additions as a result of tax positions taken in prior periods	1	1
Additions as a result of tax positions taken in the current period	3	1
Additions as a result of tax positions taken in prior years, related to acquired entities	—	—
Reductions due to the lapse of applicable statute of limitations	—	—
Reductions due to the settlement from tax authorities	(2)	(1)

Ending balance	$11	$9

Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2009, we had $2 million accrued for interest and penalties, net of tax effect. As of December 31, 2008, we had $3 million accrued for interest and penalties, net of tax effect.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

NASDAQ OMX and its eligible subsidiaries file a consolidated U.S. federal income tax return and applicable state and local income tax returns and non-U.S. income tax returns. Federal income tax returns for years 2006-2008 are subject to examination by the Internal Revenue Service. Several state tax returns are currently under examination by the respective tax authorities for years 1996-1998 and 2000-2006 and we are subject to examination for 2007 and 2008. Non-U.S. tax returns are subject to review by the respective tax authorities for years 2002-2008. We anticipate that the amount of unrecognized tax benefits at December 31, 2009 will significantly decrease in the next twelve months as we expect to settle certain tax audits. The final outcome of such audits cannot yet be determined. We anticipate that such adjustments will not have a material impact on our consolidated financial position or results of operations.

In June 2009, NASDAQ OMX filed an application for an advance tax ruling with the Swedish Tax Council for Advanced Tax Rulings. The application was filed to confirm whether certain interest expense is deductible for Swedish tax purposes under legislation that became effective on January 1, 2009. We expect to receive a favorable response from the Swedish Tax Council for Advance Tax Rulings. We recorded the Swedish tax benefit as described above in our consolidated financial statements. In 2009, we recorded a tax benefit of $19 million, or $.09 per diluted share. We expect to record recurring quarterly tax benefits of $4 million to $5 million with respect to this issue for the foreseeable future.

10. Employee Benefits

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

In the first quarter of 2007, we announced that our Pension Plan and SERP were frozen effective May 1, 2007. Future service and salary for all participants do not count toward an accrual of benefits under the Pension Plan and SERP after April 30, 2007. All of the other features of the Pension Plan and SERP remain unchanged. As a result of the Pension Plan and SERP freeze, a curtailment gain of approximately $6 million was recognized in compensation and benefits expense in the Consolidated Statements of Income for the year ended December 31, 2007.

Benefit Plans Assumed from PHLX

Upon completion of our acquisition of PHLX on July 24, 2008, we assumed the obligations related to a non-contributory, defined-benefit pension plan, named the NASDAQ OMX PHLX, Inc. Employees’ Pension Plan, or the NASDAQ OMX PHLX Pension Plan, a SERP, or the NASDAQ OMX PHLX SERP, for certain key executives, and a post-retirement benefit plan, which provides certain health care and life insurance benefits for retired employees, referred to collectively as the NASDAQ OMX PHLX Benefit Plans. The benefits payable under the NASDAQ OMX PHLX Pension Plan are based primarily on years of service and on an employee’s average salary over the employee’s career with NASDAQ OMX PHLX.

The NASDAQ OMX PHLX SERP, which is an unfunded, non-qualified plan, was frozen on July 24, 2008. Future service and salary for the plan participants do not count toward an accrual of benefits under the NASDAQ OMX PHLX SERP after July 24, 2008. All plan participants either have been paid out as of December 31, 2008 or are receiving a biweekly cash benefit. In addition, effective December 31, 2008, the NASDAQ OMX PHLX

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Pension Plan was frozen. Future service and salary for all participants will not count toward an accrual of benefits under the NASDAQ OMX PHLX Pension Plan after December 31, 2008.

The benefit obligation as of the measurement date (July 23, 2008) for the NASDAQ OMX PHLX Benefit Plans was approximately $55 million. The fair value of plan assets as of the measurement date was approximately $25 million and the underfunded status of the plan was approximately $30 million.

Components of Net Periodic Benefit Cost

The following table sets forth the components of net periodic pension, SERP and post-retirement benefits costs from both the NASDAQ OMX Benefit Plans and the NASDAQ OMX PHLX Benefit Plans, and together the Combined Benefit Plans, recognized in compensation and benefits expense in the Consolidated Statements of Income. The NASDAQ OMX PHLX benefit costs are from the date of acquisition:

	Year Ended December 31,
	2009	2008	2007
	(in millions)
Components of net periodic benefit cost
Service cost	$—	$1	$2
Interest cost	7	4	3
Expected return on plan assets	(4)	(3)	(3)
Recognized net actuarial (gain) loss	(2)	—	1
Settlement loss recognized	1	—	1
Curtailment gain	—	(1)	(6)

Benefit cost (gain)	$2	$1	$(2)

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Benefit Obligations and Funded Status of the Combined Benefit Plans

The following table provides a reconciliation of the changes in the benefit obligations, the plan assets and the funded status of the Combined Benefit Plans.

	2009				2008
	Pension	SERP	Post- retirement	Total	Pension	SERP	Post- retirement	Total
	(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$61.0	$29.4	$10.1	$100.5	$38.4	$16.1	$0.5	$55.0
Benefit obligation assumed in PHLX acquisition	—	—	—	—	29.9	14.6	10.5	55.0
Service cost	—	—	0.1	0.1	0.7	—	0.3	1.0
Interest cost	4.2	1.8	0.5	6.5	3.1	0.9	0.3	4.3
Actuarial losses (gains)	1.1	(3.4)	(2.6)	(4.9)	(0.6)	0.1	0.1	(0.4)
Benefits paid	(1.0)	(1.8)	(0.1)	(2.9)	(2.3)	(1.5)	(0.2)	(4.0)
Curtailments	—	—	—	—	—	—	(0.8)	(0.8)
Settlements	(2.7)	—	—	(2.7)	—	—	—	—
(Gain) loss due to change in discount rate	14.6	3.2	1.3	19.1	(8.2)	(0.8)	(0.6)	(9.6)

Benefit obligation at end of year	77.2	29.2	9.3	115.7	61.0	29.4	10.1	100.5

Change in plan assets
Fair value of plan assets at beginning of year	42.7	—	—	42.7	31.0	—	—	31.0
Fair value of plan assets acquired in PHLX acquisition	—	—	—	—	24.7	—	—	24.7
Actual return on plan assets	9.5	—	—	9.5	(14.0)	0.9	—	(13.1)
Company contributions	8.9	1.8	0.1	10.8	3.3	0.6	0.2	4.1
Employee contributions	—	—	0.2	0.2	—	—	0.2	0.2
Benefits paid	(1.0)	(1.8)	(0.3)	(3.1)	(2.3)	(1.5)	(0.4)	(4.2)
Settlements	(2.7)	—	—	(2.7)	—	—	—	—

Fair value of plan assets at end of year	57.4	—	—	57.4	42.7	—	—	42.7

Underfunded status of the plans	(19.8)	(29.2)	(9.3)	(58.3)	(18.3)	(29.4)	(10.1)	(57.8)
Accumulated benefit obligation	$77.2	$29.2	$9.3	$115.7	$61.0	$29.4	$10.1	$100.5

The total underfunded status of the Combined Benefit Plans of $58.3 million at December 31, 2009 and $57.8 million at December 31, 2008 are included in other liabilities and accrued personnel costs in the Consolidated Balance Sheets. No plan assets are expected to be returned to us during the year ending December 31, 2010.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Actuarial Assumptions for the Combined Benefit Plans

The following tables provide the weighted-average actuarial assumptions for the Combined Benefit Plans.

Weighted-average assumptions used to determine benefit obligations at the end of the fiscal year:

	2009	2008
Discount rate:
Pension	5.75%	7.00%
SERP	5.75%	7.00%
Post-retirement	5.75%	7.00%
Rate of compensation increase:
Pension	N/A	N/A
SERP	N/A	N/A
Post-retirement	N/A	N/A

Weighted-average assumptions used to determine net benefit cost for the fiscal year:

	2009	2008	2007
Discount rate:
Pension	7.00%	6.10%	5.75%
SERP	7.00%	6.10%	5.75%
Post-retirement	7.00%	6.00%	5.75%

Rate of compensation increase:
Pension(1)	N/A	N/A	4.50%
SERP(1)	N/A	N/A	4.00%
Post-retirement	N/A	N/A	N/A

Expected return on plan assets:
Pension	8.00%	8.40%	8.50%
SERP	N/A	N/A	N/A
Post-retirement	N/A	N/A	N/A

N/A—Not applicable

(1)	For the year ended December 31, 2007, the compensation rate increase was calculated up to the NASDAQ OMX Pension and SERP Plans freeze date of May 1, 2007.

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

The weighted-average assumed healthcare cost trend rate used for post-retirement measurement purposes for the NASDAQ OMX post-retirement plan is 10.0% and for the NASDAQ OMX PHLX post-retirement plan is 8.0% for 2010 and the remaining life of the post-retirement medical plan, which will terminate when the last eligible participant (including spouses) reaches the age of 65. A one percent increase or decrease in the assumed

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

healthcare cost trend would have an immaterial effect on the post-retirement service and interest cost and post-retirement benefit obligation for both plans.

Plan Assets of the Pension Plan and the NASDAQ OMX PHLX Pension Plan

NASDAQ OMX’s Pension and 401(k) Committee has oversight responsibility for the plan assets of the combined benefit plans. The investment policy and strategy of the plan assets, which was adopted by NASDAQ OMX’s Pension and 401(k) Committee, is to provide for preservation of principal, both in nominal and real terms, in order to meet the long-term spending needs of the Pension Plan and the NASDAQ OMX PHLX Pension Plan. We invest in securities per the target allocations stated below. For the Pension Plan, target allocations for plan assets as of December 31, 2009 were as follows:

Target Allocation
Mutual funds(1)	42%
U.S. equity securities	33%
Other investment strategies and cash	25%

Total	100%

(1)	Securities are held in a broad array of asset classes.

For the NASDAQ OMX PHLX Pension Plan, the target allocation for plan assets is 100% mutual funds, which hold securities in a broad array of asset classes.

Asset allocations are reviewed quarterly and adjusted, as appropriate, to remain within target allocations. The investment policy is reviewed on an annual basis, under the advisement of an investment consultant, to determine if the policy or asset allocation targets should be changed.

The fair value of the plan assets for both the Pension Plan and the NASDAQ OMX PHLX Pension Plan at December 31, 2009, by asset category and fair value hierarchy, are as follows:

	Total Benefit Plan Assets as of December 31, 2009	Fair Value Measurements(1)
		(Level 1)	(Level 2)	(Level 3)
		(in millions)
Mutual funds(2)	$40.0	$40.0	$—	$—
Other investment strategies and cash(3)	9.7	3.8	5.9	—
U.S. equity securities	7.7	7.7	—	—

Total benefit plan assets	$57.4	$51.5	$5.9	$—

(1)	See Note 14, “Fair Value of Financial Instruments,” for further discussion of fair value measurements.
(2)	Securities are held in various classes of domestic, international and emerging market equity and fixed-income securities.
(3)

Includes cash and multi-strategy hedge funds. Securities held in multi-strategy hedge funds are held in multiple asset classes and include investments in equity and fixed-income securities, arbitrage investments, and futures.

The expected rate of return on plan assets for the Pension Plan and the NASDAQ OMX PHLX Pension Plan represents our long-term assessment of return expectations which may change based on significant shifts in

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

economic and financial market conditions. The long-term rate of return on plan assets is derived from return assumptions determined based on asset classes held and weighted based on the current target allocation for each class. Our investments in mutual funds are expected to return between 4% and 10% over the long-term, other investment strategies and cash are anticipated to yield between 6% and 7%, while investments in U.S. equity securities are expected to return between 5% to 10%. While we considered both the Pension Plan and the NASDAQ OMX PHLX Pension Plan’s recent performance and other economic growth and inflation factors, which are supported by long-term historical data, the return expectations for each of these asset categories represents a long-term prospective return. Based on historical experience, the committee expects that the plans’ asset managers overall will provide a modest (1% per annum) premium to their respective market benchmark indexes.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss), as of December 31, 2009, consisted of the following amounts that have yet to be recognized in net periodic benefit costs for the Combined Benefit Plans:

	Pension	SERP	Post- retirement	Total
	(in millions)
Unrecognized net actuarial gain/(loss)	$(23)	$(5)	$2	$(26)
Income tax (expense)/benefit	10	2	(1)	11

Employee benefit plan adjustments, net of tax	$(13)	$(3)	$1	$(15)

Estimated Future Benefit Payments

We expect to make the following benefit payments to participants in the next ten fiscal years for the Combined Benefit Plans:

	Pension	SERP	Post- retirement	Total
	(in millions)
Fiscal year ended:
2010	$2.3	$1.8	$0.3	$4.4
2011	3.7	8.9	0.4	13.0
2012	3.2	1.7	0.5	5.4
2013	3.3	1.6	0.5	5.4
2014	3.6	1.8	0.6	6.0
2015 through 2019	22.1	9.1	3.3	34.5

	$38.2	$24.9	$5.6	$68.7

Non—U.S. Benefit Plans

Most employees outside the U.S. are covered by local retirement plans or by applicable social laws. Benefits under social laws are generally expensed in the periods in which the costs are incurred. The benefit cost for these plans included in compensation and benefits expense in the Consolidated Statements of Income was $3 million in 2009 and immaterial in 2008.

In 2008, as part of the Nord Pool transaction, we assumed the obligation for several pension plans providing benefits for their employees. Employees covered under these pension plans are entitled to defined future pension

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

benefits based on the number of years of employment and pay at retirement age. The measurement date of the plan obligations is December 31. The projected benefit obligation was $10 million at December 31, 2009 and $9 million at December 31, 2008. The fair value of the plan assets was $5 million at December 31, 2009 and $4 million at December 31, 2008. The underfunded status of the plans was $5 million at both December 31, 2009 and December 31, 2008 and was included in other liabilities in the Consolidated Balance Sheets.

Defined Contribution Savings Plan

We sponsor a voluntary defined contribution savings plan, or 401(k) Plan, for U.S. employees. Employees are immediately eligible to make contributions to the plan and are also eligible for an employer contribution match at an amount equal to 100.0% of the first 4.0% of eligible employee contributions. Savings plan expense included in compensation and benefits expense in the Consolidated Statements of Income was $4 million in both 2009 and 2008 and $3 million in 2007.

PHLX also sponsored a voluntary defined contribution 401(k) plan for former PHLX employees. This plan was merged into our 401(k) Plan effective January 1, 2009.

We have a profit-sharing contribution feature to our 401(k) plan which allows eligible U.S. employees to receive employer retirement contributions, or ERCs, when we meet our annual corporate goals. In addition, we have a supplemental ERC for select highly compensated employees whose ERCs are limited by the annual Internal Revenue Service compensation limit. Included in compensation and benefits expense in the Consolidated Statement of Income was ERC expense of $4 million in both 2009 and 2008 and $3 million in 2007.

11. Share-Based Compensation

We have a share-based compensation program that provides our board of directors broad discretion in creating employee equity incentives. Grants of equity awards are designed to reward employees for their long-term contributions to us and provide incentives for them to remain with us. For accounting purposes, we consider PSUs to be a form of restricted stock. Restricted stock is generally time-based and vests over two to five-year periods beginning on the date of the grant. Stock options are also generally time-based. Stock option awards granted prior to January 1, 2005 generally vest 33% on each annual anniversary of the grant date over three years and expire ten years from the grant date. Stock option awards granted after January 1, 2005 generally include performance based accelerated vesting features based on us achieving specific levels of performance and also expire ten years from the grant date. If we exceed the applicable performance parameters, the grants vest on the third anniversary of the grant date, if we meet the applicable performance parameters the grants vest on the fourth anniversary, and if we do not meet the applicable performance parameters, the grants extend to vest on the fifth anniversary of the grant date.

PSUs are based on performance measures that impact the amount of shares that each recipient will receive upon vesting. PSUs are granted at the fair market value of our stock at the grant date and compensation cost is recognized over the performance period and, in certain cases, an additional vesting period. For each grant of PSUs, an employee may receive from 0% to 150% of the target amount granted, depending on the achievement of performance measures. We report the target number of PSUs granted, unless we have determined that it is more likely than not, based on the actual achievement of performance measures, that an employee will receive a different amount of shares underlying the PSUs, in which case we report the amount of shares the employee is likely to receive.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Summary of 2009 Equity Awards

In 2009, certain executive officers received grants of 105,641 PSUs. Of these PSUs granted, 80,000 units are subject to a three year performance period and vest at the end of the period. The remaining 25,641 units are subject to a one year performance period and will vest ratably on December 31, 2010 through December 31, 2012. During 2009, we exceeded the applicable performance parameters for the one year performance PSUs. As a result, an additional 12,308 units were considered granted in February 2010.

Also in 2009, certain executive officers received grants of 972,319 non-qualified stock options that expire ten years from the grant date. Of these options granted, 900,000 will vest 50% on December 31, 2011 and 50% on December 31, 2012 and are not subject to any performance measures. The remaining 72,319 options granted will vest 100% on the fourth anniversary of the grant date and include a performance based accelerated vesting feature based on us achieving specific levels of performance, as described above. In 2009, we achieved the applicable performance parameters, and therefore, we will continue to expense the grant over the four-year vesting period.

Additionally, certain executive officers received grants of restricted stock of 725,000 in 2009. Of these grants, 675,000 will vest 30% on the second anniversary of the grant date and 70% on the third anniversary of the grant date. The remaining 50,000 grants of restricted stock will vest on March 31, 2012.

Summary of 2008 Equity Awards

In December 2008, we granted non-qualified stock options and/or restricted stock to most active employees. Both the stock options and restricted stock granted included a performance based accelerated vesting feature based on us achieving specific levels of performance, as described above. In 2009, we achieved the applicable performance parameters, and therefore, we will continue to expense the grant over the four-year vesting period.

In December 2008, certain executive officers and a select group of non-officer employees also received grants of 244,034 PSUs. These PSUs were subject to a one year performance period and will vest three years after the end of the performance period. During 2009, we exceeded the applicable performance parameters and as a result, an additional 72,275 units were considered granted in February 2010.

Also in 2008, certain executive officers received grants of 120,896 PSUs. Of these PSUs granted, 80,000 units are subject to a three year performance period and vest at the end of the period. The remaining 40,896 units are subject to a one year performance period and vest three years after the end of the performance period. During 2008, we exceeded the applicable performance parameters for the one year performance PSUs and determined that it would be more likely than not that the target performance levels will be exceeded for the three year performance PSUs. As a result, an additional 60,449 units were considered granted.

Summary of 2007 and 2006 Equity Awards

In December 2007 and 2006, we granted non-qualified stock options and/or restricted stock to most active employees. Both of these grants included a performance based accelerated vesting feature based on us achieving specific levels of performance, as described above. For the 2007 grant, we exceeded the applicable performance parameters in 2008, and therefore, we accelerated the related stock option and restricted stock expense on a prospective basis in 2008. For the 2006 grant, we exceeded the applicable performance parameters in 2007, and therefore, 50% of the 2006 grant vested on the third anniversary of the grant date and 50% of the 2006 grant will vest of the fourth anniversary of the grant date. We also accelerated the related stock option and restricted stock expense on a prospective basis in 2007. Options issued under both the 2007 and 2006 grants expire ten years from the grant date.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

In 2007, certain executive officers also received grants of 181,152 PSUs. Of the 181,152 PSUs granted, 120,000 units were subject to a three year performance period, vested at the end of the period and were delivered in February 2010. The remaining 61,152 units were subject to a one year performance period and vest three years after the end of the performance period. For these remaining PSUs, we exceeded the applicable performance parameters in 2008 and as a result, an additional 30,576 units were considered granted.

Additionally, in December 2006, there was an executive grant of 960,000 stock options, which vests over six years. The total expense for this grant was $3 million in 2009, $3 million in 2008 and $4 million in 2007.

ESPP

Our ESPP allows eligible employees to purchase a limited number of shares of our common stock at six-month intervals, called offering periods, at 85.0% of the lower of the fair market value on the first or the last day of each offering period. The 15.0% discount given to our employees is included in compensation and benefits expense in the Consolidated Statements of Income.

As of December 31, 2009, we had approximately 7.1 million shares of common stock reserved for future issuance under our equity award plan and ESPP. Shares issued as a result of equity awards and our ESPP are generally issued as newly issued shares of common stock.

Summary of Share-Based Compensation Expense

The following table shows the total share-based compensation expense resulting from equity awards and the 15.0% discount for the ESPP for the years ended December 31, 2009, 2008 and 2007 in the Consolidated Statements of Income:

	Year Ended December 31,
	2009	2008	2007
	(in millions)
Share-based compensation expense before income taxes	$35	$26	$17
Income tax benefit	(14)	(10)	(7)

Total share-based compensation expense after income taxes	$21	$16	$10

We estimated the fair value of stock option awards using the Black-Scholes valuation model with the following weighted-average assumptions:

	Year Ended December 31,
	2009	2008	2007
Expected life (in years)	5	5	5
Weighted-average risk free interest rate	2.52%	1.63%	3.84%
Expected volatility	36.0%	35.5%	35.0%
Dividend yield	—	—	—
Weighted-average fair value at grant date	$7.40	$9.17	$16.22

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

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Summary of Stock Option Activity

A summary of stock option activity for the years ended December 31, 2009, 2008 and 2007 is as follows:

	Stock Options Outstanding
	Number Outstanding	Weighted- Average Exercise Price Per Share
Outstanding at January 1, 2007	11,643,975	$14.24
Grants	542,879	44.09
Exercises	(1,597,005)	10.08
Forfeitures or expirations	(591,735)	18.79

Outstanding at December 31, 2007	9,998,114	$16.25
Grants	1,686,839	27.48
Exercises	(712,860)	8.96
Forfeitures or expirations	(245,188)	31.43

Outstanding at December 31, 2008	10,726,905	$18.08
Grants	1,018,155	21.13
Exercises	(814,575)	7.93
Forfeitures or expirations	(723,614)	32.32

Outstanding at December 31, 2009	10,206,871	$18.18

We received net cash proceeds of $6 million from the exercise of approximately 0.8 million stock options for the year ended December 31, 2009, received net cash proceeds of $7 million from the exercise of approximately 0.7 million stock options for the year ended December 31, 2008, and received net cash proceeds of $16 million from the exercise of approximately 1.6 million stock options for the year ended December 31, 2007. We present excess tax benefits from the exercise of stock options, if any, as financing cash flows.

The following table summarizes significant ranges of outstanding and exercisable stock options as of December 31, 2009:

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life- Outstanding (in years)	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (in millions)	Number Exercisable	Weighted- Average Remaining Contractual Life- Exercisable (in years)	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (in millions)
$ 5.28 - $ 7.34	1,927,250	3.8	$5.92	$27	1,927,250	3.8	$5.92	$27
$ 7.35 - $ 8.34	2,099,869	5.1	$7.36	26	2,099,869	5.1	$7.36	26
$ 8.35 - $10.24	1,073,487	4.1	$8.84	12	1,073,487	4.1	$8.84	12
$10.25 - $14.49	432,568	1.6	$13.00	3	432,568	1.6	$13.00	3
$14.50 - $19.69	108,053	8.9	$18.85	—	22,050	5.6	$16.71	—
$19.70 - $25.01	994,449	9.4	$21.26	—	64,110	4.4	$20.92	—
$25.02 - $30.09	1,166,836	9.1	$25.23	—	71,804	7.4	$26.48	—
$30.10 - $35.91	66,545	7.0	$32.61	—	43,903	6.8	$32.63	—
$35.92 - $38.99	1,683,469	7.1	$36.01	—	887,461	7.1	$36.04	—
$39.00 - $42.28	289,191	7.4	$40.12	—	138,715	6.7	$40.24	—
$42.29 - $48.81	365,154	8.2	$45.38	—	9,114	8.2	$45.41	—

Total	10,206,871	6.0	$18.18	$68	6,770,331	4.7	$12.56	$68

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

The aggregate intrinsic value in the above table represents the total pre-tax intrinsic value (i.e., the difference between our closing stock price on December 31, 2009 of $19.82 and the exercise price, times the number of shares) based on stock options with an exercise price less than NASDAQ OMX’s closing price of $19.82 as of December 31, 2009, which would have been received by the option holders had the option holders exercised their stock options at that date. This amount changes based on the fair market value of our common stock. The total number of in-the-money stock options exercisable as of December 31, 2009 was 5.6 million. As of December 31, 2008, 5.6 million outstanding stock options were exercisable and the weighted-average exercise price was $10.38.

Total fair value of stock options vested was $12 million for the year ended December 31, 2009 and $8 million for the year ended December 31, 2008. The total pre-tax intrinsic value of stock options exercised was $10 million during 2009, $16 million during 2008 and $42 million during 2007.

At December 31, 2009, $20 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.7 years.

Summary of Restricted Stock and PSU Activity

The following table summarizes our restricted stock and PSU activity for the years ended December 31, 2009, 2008 and 2007:

	Restricted Stock	Weighted Average Grant Date Fair Value	PSUs	Weighted Average Grant Date Fair Value
Unvested balances at January 1, 2007	800,290	$29.35	—	$—
Granted	453,177	43.42	181,152	37.31
Vested	(136,750)	18.18	—	—
Forfeited	(121,994)	29.91	—	—

Unvested balances at December 31, 2007	994,723	$37.23	181,152	$37.31
Granted	1,158,875	27.36	455,955 (1)	32.60
Vested	(164,507)	23.75	—	—
Forfeited	(104,619)	38.70	(5,139)	41.36

Unvested balances at December 31, 2008	1,884,472	$32.23	631,968	$33.87
Granted	861,919	20.79	105,641	22.77
Vested	(260,721)	34.27	—	—
Forfeited	(276,922)	32.53	(184,927)	34.37

Unvested balances at December 31, 2009	2,208,748	$26.44	552,682	$31.59

(1)	This amount includes 91,025 additional PSUs for which we determined that performance measures will more likely than not be achieved.

At December 31, 2009, $37 million of total unrecognized compensation cost related to restricted stock and PSUs is expected to be recognized over a weighted-average period of 1.6 years.

Summary of ESPP Activity

Under our ESPP, employees may purchase shares having a value not exceeding 10.0% of their annual compensation, subject to applicable annual Internal Revenue Service limitations. During 2009, employees purchased 201,559 shares at a weighted-average price of $17.68, during 2008, employees purchased 112,852

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

shares at a weighted-average price of $22.01 and during 2007, employees purchased 93,472 shares at a weighted average price of $25.25 under the ESPP. We recorded $0.6 million for the year ended December 31, 2009 and $0.4 million for each of the years ended December 31, 2008 and 2007 of compensation expense for the 15.0% discount that is given to our employees.

12. Stockholders’ Equity

Common Stock

At December 31, 2009, 300,000,000 shares of our common stock were authorized, 211,713,186 shares were issued and 211,385,464 shares were outstanding. The holders of common stock are entitled to one vote per share except that our certificate of incorporation limits the ability of any person to vote in excess of 5.0% of the then-outstanding voting interests in us. This limitation does not apply to persons exempted from this limitation by our board of directors prior to the time such person owns more than 5.0% of the then-outstanding voting interests in us.

On February 27, 2008, we issued 60,561,515 shares of common stock to Borse Dubai and a trust for Borse Dubai’s economic benefit in connection with the OMX AB business combination. Borse Dubai and the trust are subject to the voting limitations in our certificate of incorporation that are discussed above. See Note 3, “Acquisitions and Strategic Initiatives,” for further discussion.

3.75% Convertible Notes and Warrants

The 3.75% convertible notes were originally issued to H&F ($300 million), SLP ($141 million) and other partners ($4 million) in order to finance the acquisition of INET. These notes were convertible into our common stock at a price of $14.50 per share, representing 30,689,655 shares subject to adjustment, in general for any stock split, dividend, combination, recapitalization or similar event. We also issued warrants to purchase shares of our common stock at a price of $14.50 per share to H&F (3,400,000 shares), SLP (1,523,325 shares) and other partners (39,175 shares). The warrants became exercisable on April 22, 2006 and would have expired on December 8, 2008.

During 2007, H&F converted all of their 3.75% convertible notes into common stock and exercised all of their outstanding warrants prior to expiration. In the fourth quarter of 2007, H&F sold its entire stake in Nasdaq in a public offering which included (i) shares issued through the conversion of the 3.75% convertible notes, (ii) shares acquired through the cashless exercise of warrants and (iii) shares held outright by H&F, which were previously purchased from us in a separate transaction. As part of the cashless exercise of warrants, H&F delivered to us 1,044,276 shares of our common stock. We did not receive any proceeds from the offering.

Also in the fourth quarter of 2007, SLP and other partners sold 1,732,491 shares of our common stock. The shares sold consisted of a portion of shares issued through the conversion of the 3.75% convertible notes issued to SLP and other partners, and the cashless exercise of a portion of the warrants issued to other partners. As part of the cashless exercise of warrants, the other partners delivered to us 7,350 shares of our common stock. SLP did not exercise any of their warrants. As a result of the above, approximately $120 million in aggregate principal amount of the 3.75% convertible notes, which were convertible into 8,283,162 shares of our common stock, and 1,539,489 shares underlying the warrants were outstanding at December 31, 2007.

In 2008, SLP converted 2,000 shares of the 3.75% convertible notes and exercised 1,523,325 warrants into common stock for cash. In addition, other partners also exercised 16,164 warrants through a cashless exercise. As

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

part of this cashless exercise, the other partners delivered to us 10,037 shares of our common stock. We issued new shares of common stock for these transactions.

Approximately $120 million in aggregate principal amount of the 3.75% convertible notes, which were convertible into 8,281,162 shares of our common stock, were outstanding at December 31, 2008. At December 31, 2008, there were no warrants outstanding.

In September 2009, we entered into a conversion agreement with the Holders relating to approximately $120 million aggregate principal amount of our outstanding 3.75% convertible notes. The Holders agreed to convert their remaining outstanding 3.75% convertible notes into common stock in accordance with the terms of the notes, which resulted in the issuance of an aggregate of 8,246,680 shares of our common stock. See Note 8, “Debt Obligations,” for further discussion.

As an inducement for conversion of the 3.75% convertible notes, we agreed to pay the Holders and certain of their affiliates an aggregate amount of $9 million in cash and issue to the Holders shares of our series A convertible preferred stock, with an aggregate initial liquidation preference amount of $16 million. See “Preferred Stock” below for further discussion.

As of December 31, 2009, approximately $0.5 million aggregate principal amount of the 3.75% convertible notes remains outstanding.

Preferred Stock

Our certificate of incorporation authorizes the issuance of 30,000,000 shares of preferred stock, par value $0.01 per share, issuable from time to time in one or more series.

As discussed above, as an inducement for the conversion of our 3.75% convertible notes (see “Conversion of 3.75% Convertible Notes,” of Note 8, “Debt Obligations,” for further discussion), we agreed to pay the Holders and certain of their affiliates an aggregate amount of $9 million in cash and to issue to the Holders 1,600,000 shares of our series A convertible preferred stock, with an aggregate initial liquidation preference amount of $16 million. Conversion of the series A convertible preferred stock is contingent upon shareholder approval and does not represent an unconditional obligation to transfer assets. The series A convertible preferred stock will automatically convert into our common stock upon shareholder approval, which we plan to seek at our next regularly scheduled annual shareholders’ meeting currently planned for May 2010. In accordance with U.S. GAAP, if the conversion and subsequent issuance of equity shares is not solely in the control of the issuer and the instrument does not represent an unconditional obligation to transfer assets, permanent equity classification is not permitted. Therefore, we have recorded the fair value of the series A convertible preferred stock of $15 million as temporary equity in the Consolidated Balance Sheets as of December 31, 2009.

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

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is composed of unrealized gains and losses on derivative financial instruments that qualify as cash flow hedges, foreign currency translation adjustments and employee benefit plan adjustments.

The following table outlines the components of accumulated other comprehensive loss:

	Unrealized Gains(Losses) on Cash Flow Hedges(1)	Foreign Currency Translation Adjustments(2)	Employee Benefit Plan Adjustments(3)	Accumulated Other Comprehensive Loss
Gross balance, December 31, 2008	$(11)	$(1,037)	$(17)	$(1,065)
Income taxes	4	437	5	446

Net balance, December 31, 2008	$(7)	$(600)	$(12)	$(619)

Gross balance, December 31, 2009	$(9)	$(638)	$(26)	$(673)
Income taxes	3	253	11	267

Net balance, December 31, 2009	$(6)	$(385)	$(15)	$(406)

(1)

Cash flow hedges were entered into to effectively convert a portion of our floating rate debt to a fixed rate basis. We recorded an unrealized pre-tax loss in accumulated other comprehensive loss of $9 million ($6 million after tax) as of December 31, 2009 as a result of the fair value measurement of these swaps. The fair value of these swaps is included in other liabilities in the Consolidated Balance Sheets. In connection with the repayment of our Credit Facilities in January 2010, we terminated our interest rate swaps and reclassified into earnings the unrealized loss of $9 million ($6 million after tax) relating to these interest rate swaps. See “Issuance of Notes, New Credit Facility, and Repayment of Existing Credit Facility,” of Note 19, “Subsequent Events,” for further discussion of the repayment of our Credit Facilities.

(2)	Amounts include cumulative gains and losses on foreign currency translation adjustments from non-U.S. subsidiaries for which the functional currency is other than the U.S. dollar.
(3)	Amounts primarily represent unrecognized net actuarial gains (losses) related to the NASDAQ OMX Benefit Plans and the NASDAQ OMX PHLX Benefit Plans.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

13. Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2009	2008	2007
	(in millions, except share and per share amounts)
Numerator:
Net income attributable to NASDAQ OMX:
Net income for basic earnings per share	$266	$314	$518
Interest impact of 3.75% convertible notes, net of tax	2	3	9

Net income for diluted earnings per share	$268	$317	$527

Denominator:
Weighted-average common shares outstanding for basic earnings per share(1)	204,698,277	190,362,605	116,064,240

Weighted-average effect of dilutive securities:
Employee equity awards	3,772,645	5,061,943	5,829,533
3.75% convertible notes assumed converted into common stock	6,066,985	8,281,167	27,977,026
Warrants	—	809,147	2,657,892

Denominator for diluted earnings per share	214,537,907	204,514,862	152,528,691

Basic and diluted earnings per share:
Basic earnings per share	$1.30	$1.65	$4.47

Diluted earnings per share	$1.25	$1.55	$3.46

(1)

For the year ended December 31, 2008, amounts include 60,561,515 shares of common stock issued to Borse Dubai and a trust for Borse Dubai’s economic benefit in conjunction with the business combination with OMX AB on a weighted-average basis from the closing date of the business combination.

Stock options to purchase 10,206,871 shares of common stock, 2,761,430 shares of restricted stock and PSUs, and convertible notes convertible into 34,482 shares of common stock were outstanding at December 31, 2009. For the year ended December 31, 2009, we included 5,601,324 of the outstanding stock options and 1,134,138 shares of restricted stock and PSUs in the computation of diluted earnings per share, on a weighted-average basis, as their inclusion was dilutive. The remaining stock options and shares of restricted stock and PSUs are antidilutive, and as such, they were properly excluded.

In September 2009, most of the holders of our outstanding 3.75% convertible notes converted their remaining outstanding notes into common stock in accordance with the terms of the notes, which resulted in the issuance of an aggregate of 8,246,680 shares of our common stock. The 3.75% convertible notes were accounted for under the if-converted method, as we settled the convertible notes in shares of our common stock. For the year ended December 31, 2009, all of the shares underlying the outstanding 3.75% convertible notes, including the notes that were converted into shares of common stock in September 2009, were included in the computation of diluted earnings per share, on a weighted-average basis, as their inclusion was dilutive. See Note 8, “Debt Obligations,” and “Preferred Stock,” of Note 12, “Stockholders’ Equity,” for further discussion of the conversion of our 3.75% convertible notes.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

The 2.50% convertible senior notes are accounted for under the treasury stock method as it is our intent and policy to settle the principal amount of the notes in cash. Based on the settlement structure of the 2.50% convertible senior notes, which permits the principal amount to be settled in cash and the conversion premium to be settled in shares of our common stock or cash, we will reflect the impact of the convertible spread portion of the convertible notes in the diluted calculation using the treasury stock method. For the year ended December 31, 2009, the conversion spread of our 2.50% convertible senior notes was out of the money, and as such, they were properly excluded from the computation of diluted earnings per share.

Stock options to purchase 10,726,905 shares of common stock and 2,516,440 shares of restricted stock and PSUs, and convertible notes convertible into 8,281,162 shares of common stock were outstanding at December 31, 2008. For the year ended December 31, 2008, we included 6,654,784 of the stock options outstanding, 2,000,424 shares of restricted stock and PSUs, all of the shares underlying the 3.75% convertible notes, which includes all outstanding 3.75% convertible notes and 3.75% convertible notes converted into 2,000 shares of common stock during 2008 and warrants exercised into 1,539,489 shares of common stock, up to the time of exercise in the computation of diluted earnings per share, on a weighted-average basis, as their inclusion was dilutive. The remaining stock options and shares of restricted stock and PSUs are antidilutive and the conversion spread of our 2.50% convertible senior notes was out of the money, and as such, they were properly excluded.

Stock options to purchase 9,998,114 shares of common stock, 1,175,875 shares of restricted stock and PSUs, convertible notes convertible into 8,283,162 shares of common stock and warrants exercisable into 1,539,489 shares of common stock were outstanding at December 31, 2007. For the year ended December 31, 2007, we included 7,206,371 of the stock options outstanding, 1,138,122 shares of restricted stock and PSUs, all of the shares underlying the 3.75% convertible notes, which includes all outstanding 3.75% convertible notes and the 3.75% convertible notes converted into 22,406,485 shares of common stock up to the time of conversion and all of the shares underlying the warrants, which includes all outstanding warrants and warrants exercised into 3,423,011 shares of common stock up to the time of exercise in the computation of diluted earnings per share, on a weighted-average basis, as their inclusion was dilutive. The remaining stock options and shares of restricted stock were considered antidilutive and were properly excluded.

14. Fair Value of Financial Instruments

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

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table presents for each of the above hierarchy levels, our financial assets and liabilities that are measured at fair value on a recurring basis at December 31, 2009.

	Balance as of December 31, 2009	Fair Value Measurements
		(Level 1)	(Level 2)	(Level 3)
		(in millions)
Financial Assets Measured at Fair Value on a Recurring Basis
Market value, outstanding derivative positions(1)	$2,054	$—	$2,054	$—
Financial investments, at fair value(2)	308	308	—	—

Total	$2,362	$308	$2,054	$—

Financial Liabilities Measured at Fair Value on a Recurring Basis
Market value, outstanding derivative positions(1)	$2,054	$—	$2,054	$—
Other liabilities(3)	10	—	10	—

Total	$2,064	$—	$2,064	$—

(1)

Represents net amounts associated with our clearing operations in the derivatives markets of NASDAQ OMX Commodities and NASDAQ OMX Stockholm. See “Market Value, Outstanding Derivative Positions,” of Note 15, “Derivative Financial Instruments and Hedging Activities,” for further discussion.

(2)

Primarily comprised of Swedish government debt securities. These securities are classified as trading securities and $183 million are restricted assets to meet regulatory capital requirements for NASDAQ OMX Stockholm’s clearing operations.

(3)

Primarily includes our interest rate swaps included in other liabilities in the Consolidated Balance Sheets. See “Cash Flow Hedges,” of Note 15, “Derivative Financial Instruments and Hedging Activities,” for further discussion.

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

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Positions,” of Note 15, “Derivative Financial Instruments and Hedging Activities,” for further discussion.
(2)

Financial investments, at fair value are primarily comprised of Swedish government debt securities. These securities, which are classified as trading securities, are restricted assets to meet regulatory capital requirements for NASDAQ OMX Stockholm’s clearing operations.

(3)	Primarily includes our long-term available-for-sale investment securities included in other assets in the Consolidated Balance Sheets.
(4)

Primarily includes our interest rate swaps included in other liabilities in the Consolidated Balance Sheets and our foreign currency option and forward contracts used to partially or fully economically hedge our Market Technology contracts included in other accrued liabilities in the Consolidated Balance Sheets. See “Cash Flow Hedges” and “Derivatives Not Designated as Hedges,” of Note 15, “Derivative Financial Instruments and Hedging Activities,” for further discussion.

We also consider our debt obligations to be financial instruments. The fair value of our debt obligations was estimated using discounted cash flow analyses based on our assumed incremental borrowing rates for similar types of borrowing arrangements and a Black-Scholes valuation technique that is utilized to calculate the convertible option value for the 3.75% convertible notes and the 2.50% convertible senior notes. At December 31, 2009, the carrying value of our debt obligations, before the $54 million unamortized debt discount resulting from the adoption of ASC 470.20, was approximately $20 million more than fair value, primarily due to a decrease in fair value on the 2.50% convertible senior notes, which have a convertible option feature equivalent to a conversion price of approximately $55.13 as compared to the closing price of $19.82 at December 31, 2009. At December 31, 2008, the carrying value of our debt obligations was approximately $13 million more than fair value primarily due to a decrease in fair value on the 2.50% convertible senior notes, which have a convertible option feature equivalent to a conversion price of approximately $55.13 as compared to the closing price of $24.71 at December 31, 2008, partially offset by stock appreciation on the 3.75% convertible notes’ convertible option feature from $14.50 at the time of issuance to $24.71 at December 31, 2008. For further discussion of our debt obligations, see Note 8, “Debt Obligations.”

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

15. Derivative Financial Instruments and Hedging Activities

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

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

NASDAQ OMX may use these derivative financial instruments to manage exposure to various market risks, primarily foreign currency exchange rate fluctuations and changes in interest rates on our variable rate debt, and such instruments are an integral component of our market risk and related asset/liability management strategy and processes.

Fair Value Hedges

Depending on market conditions, we may use foreign currency future, forward and option contracts to limit our exposure to foreign currency exchange rate fluctuations on contracted revenue streams (hedged item) relating to our Market Technology sales. When the contracted revenue streams meet the definition of a firm commitment, these derivative contracts may be designated as fair value hedges if the applicable hedge criteria are met. Changes in fair value on the derivatives and the related hedged items are recognized in the Consolidated Statements of Income. As of December 31, 2009 and 2008, there were no outstanding fair value hedges.

Cash Flow Hedges

In the third quarter of 2008, we entered into interest rate swap agreements that effectively converted $200 million of our Credit Facilities, which was floating rate debt, to a fixed rate basis through August 2011, thus reducing the impact of interest rate changes on future interest expense. In connection with the repayment of our Credit Facilities, we terminated our interest rate swaps. See “Issuance of Notes, New Credit Facility, and Repayment of Existing Credit Facility,” of Note 19, “Subsequent Events,” for further discussion.

All derivative contracts used to manage interest rate risk are measured at fair value and are recorded in assets or liabilities as appropriate with the offset in accumulated other comprehensive loss within NASDAQ OMX stockholders’ equity in the Consolidated Balance Sheets. Any ineffectiveness would impact earnings through interest expense. There was no material ineffectiveness recorded in earnings for the years ended December 31, 2009 and 2008.

Net Investment Hedges

Net assets of our foreign subsidiaries are exposed to volatility in foreign currency exchange rates. We may utilize net investment hedges to offset the translation adjustment arising from remeasuring our investment in foreign subsidiaries. As of December 31, 2009, there were no outstanding net investment hedges.

Derivatives Not Designated as Hedges

NASDAQ OMX may also enter into economic hedges that either do not qualify or are not designated for hedge accounting treatment. This type of hedge is undertaken when hedge accounting requirements cannot be achieved or management decides not to apply hedge accounting.

In order to economically hedge the foreign currency exposure on our business combination with OMX AB, we entered into foreign currency option and forward contracts beginning at the time of the announcement of the proposed combination. A derivative used to hedge exposure related to an anticipated business combination does not qualify for specialized hedge accounting, and as such, was marked to market through the income statement in gain (loss) on foreign currency contracts each reporting period. In the first quarter of 2008, we entered into a forward contract for the Nord Pool transaction. See below for further discussion of these contracts. For additional discussion of the business combination with OMX AB and the Nord Pool transaction, see “Combination with OMX AB and Strategic Partnership with Borse Dubai Limited,” and “Acquisition of Certain Businesses from Nord Pool,” of Note 3, “Acquisitions and Strategic Initiatives.”

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

In 2008, we also entered into foreign currency contracts, primarily foreign currency option and forward contracts, to partially or fully economically hedge foreign currency transactions and non-U.S. dollar cash flow exposures on our Market Technology contracts. These hedges generally matured within one year and changes in fair value of these derivatives were recognized in gain (loss) on foreign currency contracts, net in the Consolidated Statements of Income.

We did not enter into any material economic hedges that did not qualify or were not designated for hedge accounting during the year ended December 31, 2009.

The following table presents the realized and unrealized gain/(loss) recognized in the Consolidated Statements of Income for the year ended December 31, 2008 related to our foreign currency forward contracts. For the cumulative realized gain (loss) related to our foreign currency option contracts, see below.

	Realized Gain (Loss)	Unrealized Loss	Total Gain/ (Loss) for the Year Ended December 31, 2008
	(in millions)
SEK 2008 Forward Contracts	$34	$—	$34
NOK 2008 Forward Contract	(72)	—	(72)
Other(1)	(4)	(9)	(13)

Total	$(42)	$(9)	$(51)

(1)

Primarily represents market technology forward currency contracts used to limit our exposure to foreign currency exchange rate fluctuations on contracted revenue streams which do not qualify for hedge accounting.

In the first quarter of 2008, we entered into forward contracts to hedge the SEK cash payment made in connection with the business combination with OMX AB and recorded a gain of $34 million in the first quarter of 2008 at the time of the business acquisition relating to the cash payments for the SEK forward contracts.

Also in the first quarter of 2008, we entered into a forward contract to hedge the NOK cash payment for the Nord Pool transaction. We agreed to purchase certain businesses of Nord Pool for approximately $320 million. We entered into a forward contract to buy NOK and sell U.S. dollars at an exchange rate of 5.2129. The closing of the Nord Pool transaction occurred on October 21, 2008. At that time, we closed out the NOK forward contract, resulting in a realized loss of approximately $72 million.

The following table presents the cumulative realized gain/(loss) on each option contract and the total loss recognized in the Consolidated Statements of Income for year ended December 31, 2008 related to our foreign currency option contracts.

	Purchase	Sale/ Expiration	Cumulative Realized Gain (Loss)	Change in Unrealized Loss	Total Gain/(Loss) for the Year Ended December 31, 2008
	(in millions)
SEK 2007 Option Contract(1)	$39	$67	$28	$(22)	$6
SEK 2008 Option Contract(2)	13	—	(13)	—	(13)

Total	$52	$67	$15	$(22)	$(7)

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

(2)	On January 7, 2008, we purchased a new contract for $13 million, which expired out-of-the-money in February of 2008 and we recorded a loss for the purchase amount of $13 million.

As shown in the above two tables, for the year ended December 31, 2008, we recognized a loss of $7 million related to option contracts and also recognized a loss of $51 million related to forward contracts for a total loss of $58 million in 2008.

The following table presents the realized and unrealized gains and losses in 2007 related to our OMX foreign currency option contracts:

	Purchase	Sale	Realized Gains	Unrealized Gains	Total Gain/(Loss) for the Year Ended December 31, 2007
	(in millions)
OMX May 2007 Contract	$13	$20	$7	$—	$7
OMX July 2007 Contract	20	43	23	—	23
OMX October 2007 Contract	39	—	—	22	22

Total	$72	$63	$30	$22	$52

The gain on foreign currency contracts was $44 million in 2007. The gain in 2007 is related to our business combination with OMX AB as presented in the above table, partially offset by a $8 million loss recorded in the first half of 2007 related to our hedge of the foreign currency exposure on our acquisition bid for LSE. At the time of the commencement of the bid for LSE in the fourth quarter of 2006, we purchased foreign currency option contracts. In conjunction with the lapse of our final offers for LSE, we traded out of these foreign exchange contracts in February 2007. Due to the improving exchange rate of the dollar when compared to the pound sterling a $8 million loss was recorded on these foreign currency option contracts.

The following table presents the fair value amounts and balance sheet location of our derivative instruments prior to netting:

	December 31, 2009 Fair Value			December 31, 2008 Fair Value
	Asset	Liability		Asset		Liability
	(in millions)
Derivatives Designated as Hedging Instruments
Cash flow hedges
Interest rate swaps	$—	$9	(1)	$—		$11	(1)

Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	—	1	(2)	1	(3)	10	(2)
Interest rate futures	—	—		—		3	(2)

Total derivatives not designated as hedging instruments	—	1		1		13

Total derivatives	$—	$10		$1		$24

(1)	Included in other liabilities in the Consolidated Balance Sheets.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

(2)	Included in other accrued liabilities in the Consolidated Balance Sheets.
(3)	Included in other current assets in the Consolidated Balance Sheets.

Other Derivative Positions at NASDAQ OMX Commodities and NASDAQ OMX Stockholm

NASDAQ OMX Commodities

NASDAQ OMX Commodities enters into energy derivative and carbon product contracts as the contractual counterparty. In doing so, NASDAQ OMX Commodities guarantees the completion of the transaction and market participants can thereby limit their counterparty risk. Market participants must provide collateral to cover the daily margin call, which is in addition to the initial collateral placed when signing the clearing membership agreement. Acceptable collateral is cash in a pledged bank account and/or an on-demand guarantee. We also act as the counterparty for trades on the OTC derivative market subject to our approval on a case-by-case basis. Trading on the contracts can take place up until the delivery period which can occur over a period of up to six years.

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

The structure and operations of NASDAQ OMX Commodities and NASDAQ OMX Stockholm differ from other clearinghouses. NASDAQ OMX Commodities and NASDAQ OMX Stockholm are not member-owned organizations, do not maintain a guarantee fund to which members contribute and do not enforce loss sharing assessments amongst members. In addition, unlike other clearinghouses, they do not record any margin deposits and guarantee funds in the Consolidated Balance Sheets, as all risks and rewards of collateral ownership, including interest, belongs to the counterparty.

As such, the market value of the above mentioned derivative contracts for NASDAQ OMX Commodities and NASDAQ OMX Stockholm are reported gross on the balance sheet as a receivable pertaining to the purchasing party and a payable pertaining to the selling party. Such receivables and liabilities attributable to

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

outstanding derivative positions have been netted to the extent that such a legal offset right exists and, at the same time, that it is our intention to settle these items. At December 31, 2009, our market value of outstanding derivative positions in the Consolidated Balance Sheets was $2.1 billion. See “Guarantees Issued, Credit Facilities Available and Collateral Received for Clearing Operations” of Note 17, “Commitments, Contingencies and Guarantees,” for further discussion of our guarantees on the fulfillment of these contracts and collateral received.

The following table presents the fair value of our outstanding derivative positions at December 31, 2009 and December 31, 2008 prior to netting.

	December 31, 2009		December 31, 2008
	Asset	Liability	Asset	Liability
	(in millions)
Forwards and options	$1,642	$1,642	$3,306	$3,306
Stock options and futures	194	194	515	515
Index options and futures	235	235	239	239
Fixed-income options and futures	131	131	460	460

Total	$2,202	$2,202	$4,520	$4,520

16. Leases

We lease office space and equipment under non-cancelable operating leases with third parties. Some of our leases contain renewal options and escalation clauses based on increases in property taxes and building operating costs.

As of December 31, 2009, future minimum lease payments under non-cancelable operating leases (net of sublease income) are as follows:

	Gross Lease Commitments	Sublease Income	Net Lease Commitments
	(in millions)
Year ending December 31:
2010	$108	$3	$105
2011	69	4	65
2012	68	4	64
2013	64	3	61
2014	62	3	59
Thereafter	240	8	232

Total future minimum lease payments	$611	$25	$586

Rent expense for operating leases (net of sublease income of $3 million in 2009, $7 million in 2008 and $3 million in 2007) was $72 million in 2009, $57 million in 2008 and $35 million in 2007.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

17. Commitments, Contingencies and Guarantees

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

Guarantees Issued, Credit Facilities Available and Collateral Received for Clearing Operations

Through our clearing operations in the derivative markets with NASDAQ OMX Commodities, NASDAQ OMX Stockholm and IDCG, we are the legal counterparty for each derivative position traded and thereby guarantee the fulfillment of each contract. We are required to pledge collateral for commitments with other clearinghouses. The amount of these commitments is calculated on the gross exposure between the clearinghouses. As collateral for these obligations, we have obtained financial guarantees and credit facilities which are guaranteed by us through counter indemnities. At December 31, 2009, financial guarantees pledged as collateral totaled $4 million. Credit facilities available to be pledged as collateral totaled $185 million, none of which was utilized as of December 31, 2009.

In addition, we obtained credit facilities to satisfy regulatory requirements totaling $232 million, none of which was utilized as of December 31, 2009. See “Other Credit Facilities,” of Note 8, “Debt Obligations,” for further discussion.

At December 31, 2008, these credit facilities totaled $246 million, of which $4 million was drawn. Amounts drawn are included in other accrued liabilities in the Consolidated Balance Sheets.

We require our customers to pledge collateral and meet certain minimum financial standards to mitigate the risk if they become unable to satisfy their obligations. Total customer pledged collateral with NASDAQ OMX Commodities and NASDAQ OMX Stockholm was $6.1 billion at December 31, 2009 and $5.4 billion at December 31, 2008. This pledged collateral is held by a custodian bank. Since these funds are not held by NASDAQ OMX Commodities and NASDAQ OMX Stockholm and they are not available for our use, we do not receive any interest income on these funds. Customer pledged cash collateral held by IDCG was $3 million at December 31, 2009 and is included in restricted cash with an offsetting liability included in other accrued liabilities in the Consolidated Balance Sheets, as the risks and rewards of collateral ownership, including interest, belongs to IDCG.

We believe that the potential for us to be required to make payments under these arrangements is mitigated through the pledged collateral and our risk management policies. Accordingly, no contingent liability is recorded in the Consolidated Balance Sheets for these arrangements.

Other Guarantees

We have provided other guarantees as of December 31, 2009 of $30 million, primarily related to obligations for our rental and leasing contracts. In addition, for certain Market Technology contracts, we have provided

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

performance guarantees of $5 million related to the delivery of software technology and support services. We have received financial guarantees from various financial institutions to support the above guarantees. These guarantees totaled $31 million at December 31, 2008.

Leases

We lease some of our office space and equipment under non-cancelable operating leases with third parties and sublease office space to third parties. Some of our leases contain renewal options and escalation clauses based on increases in property taxes and building operating costs. See Note 16, “Leases,” for further discussion.

Litigation

We may be subject to claims arising out of the conduct of our business. We are not currently a party to any litigation that we believe could have a material adverse effect on our business, financial condition, or operating results. However, from time to time, we have been threatened with, or named as a defendant in, lawsuits, or involved in regulatory proceedings.

18. Segments

We manage, operate and provide our products and services in three business segments, our Market Services segment, our Issuer Services segment and our Market Technology segment.

Our Market Services segment includes our U.S. and European Transaction Services businesses and our Market Data business, which are interrelated because the Transaction Services businesses generate the quote and trade information that we sell to market participants and data distributors. Market Services also includes our Broker Services business. Our Broker Services operations offer technology and customized securities administration solutions to financial participants in the Nordic market. In November 2009, we sold our Broker Services operations in the United Kingdom.

Our Issuer Services segment includes our Global Listing Services and Global Index Group businesses. The companies listed on The NASDAQ Stock Market and the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic represent a diverse array of industries. This diversity of companies listed on NASDAQ OMX markets allows us to develop industry-specific and other indexes that we use to develop and license NASDAQ OMX branded indexes, associated derivatives and financial products as part of our Global Index Group. The Global Listing Services business also includes our Corporate Services business, which generates revenues through our shareholder, directors, newswire and other services. Our Corporate Services business provides customer support services, products and programs to companies, including companies listed on our exchanges. In October 2009, we sold substantially all of our Carpenter Moore insurance agency business, which was part of our Corporate Services business.

Through our Market Technology segment, we provide technology solutions for trading, clearing and settlement, and information dissemination, and also offer facility management integration and advisory services.

Our management allocates resources, assesses performance and manages these businesses as three separate segments. We evaluate the performance of our segments based on several factors, of which the primary financial measure is income before income taxes. Results of individual businesses are presented based on our management accounting practices and our management structure. Certain amounts are allocated to corporate items in our management reports based on the decision that those activities should not be used to evaluate the segment’s

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

operating performance, including amounts related to the business combination with OMX AB, the Nord Pool transaction and other items. See below for further discussion. The following table presents certain information regarding these operating segments for the years ended December 31, 2009, 2008 and 2007.

	Market Services	Issuer Services	Market Technology	Corporate Items and Eliminations		Consolidated
	(in millions)
2009
Total revenues	$2,929	$324	$145	$11		$3,409
Cost of revenues	(1,956)	—	—	—		(1,956)

Revenues less liquidity rebates, brokerage, clearance and exchange fees	973	324	145	11		1,453

Depreciation and amortization	84	11	6	3		104
Net interest expense	59	20	9	1		89
Income (loss) before income taxes	406	104	14	(133	)(2)	391
Total assets(1)	8,453	692	260	1,317		10,722
Purchases of property and equipment	46	4	9	—		59

	Market Services	Issuer Services	Market Technology	Corporate Items and Eliminations		Consolidated
	(in millions)
2008
Total revenues	$3,176	$343	$119	$12		$3,650
Cost of revenues	(2,190)	—	—	—		(2,190)

Revenues less liquidity rebates, brokerage, clearance and exchange fees	986	343	119	12		1,460

Depreciation and amortization	63	14	10	6		93
Net interest expense	43	14	5	—		62
Income (loss) before income taxes	496	77	(22)	(38	)(3)	513
Total assets(1)	10,412	698	259	1,383		12,752
Purchases of property and equipment	31	10	13	1		55

	Market Services	Issuer Services	Corporate Items and Eliminations		Consolidated
	(in millions)
2007
Total revenues	$2,152	$284	$—		$2,436
Cost of revenues	(1,624)	—	—		(1,624)

Revenues less liquidity rebates, brokerage, clearance and exchange fees	528	284	—		812

Depreciation and amortization	28	11	—		39
Net interest expense	5	3	27	(4)	35
Income before income taxes	306	76	412	(5)	794
Total assets(1)	1,322	239	1,418		2,979
Purchases of property and equipment	12	6	—		18

(1)

Total assets decreased $2.0 billion at December 31, 2009 as compared to December 31, 2008 primarily due to a decrease in market value, outstanding derivative positions held within our Market Services segment. The decrease is primarily due to the high volatility in market prices that existed at December 31, 2008 due to the global financial and economic crisis, which created large unrealized positions. As of December 31, 2009, the global economic market has shown signs of recovery from 2008 levels and the outstanding

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

positions that contributed to the large unrealized positions as of December 31, 2008 either have expired or been settled. Total assets increased $9.8 billion at December 31, 2008 as compared with December 31, 2007. This increase is primarily due to the business combination with OMX AB, our acquisition of PHLX and the Nord Pool transaction. See Note 3, “Acquisitions and Strategic Initiatives,” for further discussion.

(2)	The 2009 amount primarily includes:

•

loss from unconsolidated investees of $107 million which is mainly comprised of $87 million related to impairment charges recorded on our equity method investments in NASDAQ Dubai ($82 million) and Agora-X ($5 million) and a loss of $19 million on the sale of our 25.25% share capital in Orc. See “Impairment of NASDAQ Dubai,” and “Impairment of Agora-X,” as well as “Sale of Orc Shares,” of Note 5, “Equity Method Investments,” for further discussion;

•

debt conversion expense of $25 million related to an inducement for the conversion of our 3.75% convertible notes. See “Conversion of 3.75% Convertible Notes,” of Note 8, “Debt Obligations,” for further discussion; and

•

loss of $5 million on the sale of an available-for-sale investment in Oslo, which was acquired as part of our business combination with OMX AB. See “Financial Investments,” of Note 2, “Summary of Significant Accounting Policies,” for further discussion.

(3)	The 2008 amount primarily includes:

•

a net loss on foreign currency contracts of $45 million, primarily related to our Nord Pool transaction ($72 million), partially offset by a $27 million gain related to our business combination with OMX AB. See Note 15, “Derivative Financial Instruments and Hedging Activities,” for further discussion;

•

income from unconsolidated investees, net of $27 million, primarily related to our gain on the non-monetary contribution of the Nasdaq trade name to obtain an equity interest in NASDAQ Dubai. See Note 5, “Equity Method Investments,” for further discussion; and

•

an other-than-temporary impairment on a long-term available-for-sale investment security of $35 million. See “Financial Investments,” of Note 2, “Summary of Significant Accounting Policies,” for further discussion.

(4)	Includes interest expense of $27 million, related to our investment in LSE.

(5)	The 2007 amount primarily includes:

•	gain from the sale of our share capital of LSE of $431 million;

•

gain on foreign currency option contract of $52 million, which was purchased to hedge the foreign exchange exposure in connection with our acquisition bid for OMX AB. We also incurred an $8 million loss on foreign currency option contracts which we entered into to hedge the foreign exchange exposure on the acquisition bid for LSE. See Note 15, “Derivative Financial Instruments and Hedging Activities,” for further discussion;

•

charges of $20 million for a tax sharing payment owed to Instinet for the benefit of SLP and $6 million for the loss on the early extinguishment of debt related to the payment in full of our prior credit facilities;

•	dividend income of $15 million, related to our investment in LSE;

•	strategic initiative costs of $26 million, incurred in connection with acquiring our investment in LSE and our acquisition bid; and

•	interest expense of $27 million, related to our investment in LSE.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

For further discussion of our segments’ results, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Segment Operating Results.”

Geographic Data

The following table presents revenues and property and equipment, net by geographic area for 2009, 2008 and 2007. Revenues are classified based upon the location of the customer. Property and equipment information is based on the physical location of the assets.

	Total Revenues	Property and Equipment, Net
	(in millions)
2009:
United States	$2,742	$102
All other countries	667	62

Total	$3,409	$164

2008:
United States	$3,093	$109
All other countries	557	74

Total	$3,650	$183

2007:
United States	$2,265	$64
All other countries	171	1

Total	$2,436	$65

No single customer accounted for 10.0% or more of our revenues in 2009, 2008 and 2007.

19. Subsequent Events

We have evaluated our subsequent events through February 18, 2010, the issuance date of this Annual Report on Form 10-K for the year ended December 31, 2009.

Issuance of Notes, New Credit Facility and Repayment of Existing Credit Facility

On January 15, 2010, NASDAQ OMX issued the Notes and entered into a $950 million senior unsecured three-year credit facility. NASDAQ OMX applied the net proceeds from the Notes, the $700 million funded Term Loans and cash on hand to repay all amounts outstanding under our Credit Facilities and related fees. As a result, NASDAQ OMX terminated the associated credit agreement.

The Notes

The Notes were issued in two separate series consisting of $400 million aggregate principal amount of 4.00% senior notes due 2015, or the 2015 Notes, and $600 million aggregate principal amount of 5.55% senior notes due 2020, or the 2020 Notes.

The 2015 Notes pay interest semiannually at a rate of 4.00% per annum until January 15, 2015, and the 2020 Senior Notes pay interest semiannually at a rate of 5.55% per annum until January 15, 2020. The Notes are

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

general unsecured obligations of ours and rank equally with all of our existing and future unsubordinated obligations. The Notes are not guaranteed by any of our subsidiaries. The Notes were issued under an indenture that, among other things, limits our ability to consolidate, merge or sell all or substantially all of our assets; create liens; and enter into sale and leaseback transactions.

The New Credit Facility

The new credit facility provides for an unfunded $250 million revolving credit commitment (including a swingline facility and letter of credit facility), a $350 million funded Term Loan A and a $350 million funded Term Loan X. The loans under the new credit facility have a variable interest rate based on either the London Interbank Offered Rate or the Federal Funds Rate, plus an applicable margin that varies with NASDAQ OMX’s debt rating.

The new credit facility contains financial and operating covenants. Financial covenants include an interest expense coverage ratio and a maximum leverage ratio. Operating covenants include limitations on NASDAQ OMX’s ability to incur additional indebtedness, grant liens on assets, enter into affiliate transactions and pay dividends.

Debt Issuance and Other Costs

We incurred debt issuance and other costs of $19 million in connection with the issuance of the Notes and Term Loans. These costs will be amortized over the life of the debt obligations.

In January 2010, as a result of the repayment of our Credit Facilities, we recorded a pre-tax charge of $38 million, which included the write-off of the remaining unamortized balance of debt issuance costs incurred in conjunction with our Credit Facilities of $28 million, costs to terminate our float-to-fixed interest rate swaps previously designated as a cash flow hedge of $9 million and other costs of $1 million.

Acquisition of Nordic Power Derivatives Operations

In February 2010, the board of directors of Nord Pool exercised their put option to sell Nord Pool’s Nordic power derivatives operations to NASDAQ OMX for $13.5 million (80 million NOK). As discussed above, in October 2008, we acquired Nord Pool’s clearing, international derivatives and consulting subsidiaries. As a result of the October 2008 acquisition, we launched NASDAQ OMX Commodities, which offers energy and carbon derivatives products. With the most recent acquisition, NASDAQ OMX Commodities will also now be responsible for exchange operations and trading activities providing access to the world’s largest power derivatives markets and one of Europe’s largest carbon markets.

The transaction is subject to regulatory approval and is expected to close during the second quarter of 2010.

Schedule II—Valuation and Qualifying Accounts

Three Years Ended December 31, 2009

(in millions)

	Reserve for Bad Debts
	2009	2008	2007
Balance at beginning of period	$9	$3	$3
Additions:
Charges to income	1	4	2
Recoveries of amounts previously written-off	2	1	1
Acquisitions(1)	—	3	—
Deductions:
Charges for which reserves were provided	(9)	(2)	(3)

Balance at end of period	$3	$9	$3

(1)	Relates to the business combination with OMX AB and the acquisitions of PHLX in 2008.

1

Exhibit Index

Exhibit Number
3.1	Restated Certificate of Incorporation of NASDAQ OMX (incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed on August 7, 2009).

3.1.1	Certificate of Designation of Series A Convertible Preferred Stock of NASDAQ OMX (incorporated herein by reference to Exhibit 3.1.8 to the Current Report on Form 8-K filed on October 6, 2009).

3.2	By-Laws of NASDAQ OMX (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on August 26, 2009).

4.1	Form of Common Stock certificate (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form 10 filed on April 30, 2001).

4.2	Amended and Restated Securityholders Agreement, dated as of April 22, 2005, among Norway Acquisition SPV, LLC, Hellman & Friedman Capital Partners IV, L.P., H&F Executive Fund IV, L.P., H&F International Partners IV-A, L.P., and H&F International Partners IV-B, L.P., Silver Lake Partners TSA, L.P., Silver Lake Investors, L.P., VAB Investors, LLC and Integral Capital Partners VI, L.P. (incorporated herein by reference to Exhibit 4.5 to the Current Report on Form 8-K filed on April 28, 2005).

4.3	Registration Rights Agreement, dated as of April 22, 2005, among Nasdaq, Hellman & Friedman Capital Partners IV, L.P., H&F Executive Fund IV, L.P., H&F International Partners IV-A, L.P., and H&F International Partners IV-B, L.P., Silver Lake Partners TSA, L.P., Silver Lake Investors, L.P., VAB Investors, LLC and Integral Capital Partners VI, L.P. (incorporated herein by reference to Exhibit 4.4 to the Current Report on Form 8-K filed on April 28, 2005).

4.4	Purchase Agreement, dated February 20, 2008, among Nasdaq, J.P. Morgan Securities Inc. and Banc of America Securities LLC (as Initial Purchasers) (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 21, 2008).

4.5	Indenture, dated as February 26, 2008, between Nasdaq and The Bank of New York (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 3, 2008)

4.6	Form of 2.50% Convertible Senior Note due 2013 (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on March 3, 2008).

4.7	Registration Rights Agreement, dated February 26, 2008, among The NASDAQ OMX Group, Inc., J.P. Morgan Securities Inc. and Banc of America Securities LLC (incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on March 3, 2008).

4.8	The NASDAQ OMX Group Inc.’s Stockholders’ Agreement, dated as of February 27, 2008, between The NASDAQ OMX Group, Inc. and Borse Dubai Limited (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 3, 2008).

4.8.1	First Amendment to The NASDAQ OMX Group Inc.’s Stockholders’ Agreement, dated as of February 19, 2009, between The NASDAQ OMX Group, Inc. and Borse Dubai Limited (incorporated herein by reference to Exhibit 4.10.1 to the Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 26, 2009).

4.9	Registration Rights Agreement, dated as of February 27, 2008, among The NASDAQ OMX Group, Inc., Borse Dubai Limited and Borse Dubai Nasdaq Share Trust (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on March 3, 2008).

Exhibit Number
4.9.1	First Amendment to Registration Rights Agreement, dated as of February 19, 2009, among The NASDAQ OMX Group, Inc., Borse Dubai Limited and Borse Dubai Nasdaq Share Trust (incorporated herein by reference to Exhibit 4.11.1 to the Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 26, 2009).

4.10	Indenture, dated as of January 15, 2010, between NASDAQ OMX and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on January 19, 2010).

4.11	Supplemental Indenture, dated as of January 15, 2010, among NASDAQ OMX and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on January 19, 2010).

10.1	Amended and Restated Board Compensation Policy, approved as of December 17, 2008 (incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 26, 2009).*

10.2	Amended and Restated Executive Corporate Incentive Plan, dated as of December 17, 2008 (incorporated herein by reference to Exhibit 10.2 to the Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 26, 2009).*

10.3	Form of NASDAQ OMX Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.5 to the Annual Report on Form 10-K for the year ended December 31, 2007 filed on February 25, 2008).*

10.4	Form of NASDAQ OMX Restricted Stock Award Agreement (directors) (incorporated herein by reference to Exhibit 10.7 to the Annual Report on Form 10-K for the year ended December 31, 2006 filed on February 28, 2007).*

10.5	Form of NASDAQ OMX Restricted Stock Unit Agreement (directors) (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed on August 7, 2009).*

10.6	Form of NASDAQ OMX Performance Share Unit Agreement (incorporated herein by reference to Exhibit 10.8 to the Annual Report on Form 10-K for the year ended December 31, 2007 filed on February 25, 2008).*

10.7	Amended and Restated Supplemental Executive Retirement Plan, dated as of December 17, 2008 (incorporated herein by reference to Exhibit 10.6 to the Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 26, 2009).*

10.7.1	Amendment No. 1 to Amended and Restated Supplemental Executive Retirement Plan, effective as of December 31, 2008 (incorporated herein by reference to Exhibit 10.6.1 to the Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 26, 2009).*

10.8	The NASDAQ OMX Group, Inc. Supplemental Employer Retirement Contribution Plan, dated as of December 17, 2008 (incorporated herein by reference to Exhibit 10.7 to the Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 26, 2009).*

10.9	Employment Agreement by and between Nasdaq and Robert Greifeld, effective as of January 1, 2007 (incorporated herein by reference to Exhibit 10.5 to the Annual Report on Form 10-K filed on February 28, 2007).*

10.9.1	Amendment to Employment Agreement by and between NASDAQ OMX and Robert Greifeld, effective as of December 31, 2008 (incorporated herein by reference to Exhibit 10.8.1 to the Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 26, 2009).*

Exhibit Number
10.10	Nonqualified Stock Option Agreement between Nasdaq and Robert Greifeld reflecting December 13, 2006 grant (incorporated herein by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the year ended December 31, 2007 filed on February 25, 2008).*

10.11	Nonqualified Stock Option Agreement between NASDAQ OMX and Robert Greifeld reflecting June 30, 2009 grant.*

10.12	2007 Performance Share Unit Agreement between Nasdaq and Robert Greifeld (incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 2007 filed on February 25, 2008).*

10.13	2008 Performance Share Unit Agreement between Nasdaq and Robert Greifeld (incorporated herein by reference to Exhibit 10.15 to the Annual Report on Form 10-K for the year ended December 31, 2007 filed on February 25, 2008).*

10.14	2009 Performance Share Unit Agreement between NASDAQ OMX and Robert Greifeld (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed on August 7, 2009).*

10.15	Form of Amended and Restated Letter Agreement, effective as of December 31, 2008, between NASDAQ OMX and Certain Executive Officers (incorporated herein by reference to Exhibit 10.12 to the Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 26, 2009).*

10.16	Employment Agreement between Nasdaq and Edward Knight, effective as of December 29, 2000 Nasdaq (incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 31, 2003).*

10.16.1	First Amendment to Employment Agreement between Nasdaq and Edward Knight, effective February 1, 2002 Nasdaq (incorporated herein by reference to Exhibit 10.14.1 to the Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 31, 2003).*

10.16.2	Second Amendment to Employment Agreement between NASDAQ OMX and Edward Knight, effective as of December 31, 2008 (incorporated herein by reference to Exhibit 10.13.2 to the Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 26, 2009).*

10.17	Amendment to Nonqualified Stock Option Agreements, effective as of October 21, 2009, between NASDAQ OMX and David P. Warren.*

10.18	Employment Agreement, dated as of June 24, 2008, between OMX AB and Hans-Ole Jochumsen.*

10.19	OMX Transaction Agreement, dated as of November 15, 2007, among Nasdaq, Borse Dubai Limited and BD Stockholm AB (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 16, 2007).

10.19.1	Amendment to the OMX Transaction Agreement, dated as of February 27, 2008, among Nasdaq, Borse Dubai Limited and BD Stockholm AB (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 3, 2008).

10.20	DIFX Transaction Agreement, dated as of November 15, 2007, among Nasdaq, Borse Dubai Limited and Dubai International Financial Exchange Limited (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on November 16, 2007).

10.21	Share Purchase Agreement, dated as of February 21, 2008, between Nord Pool ASA and OMX AB (publ) (incorporated herein by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 26, 2009).

Exhibit Number
10.22	Credit Agreement, dated February 27, 2008, among NASDAQ OMX, the Lenders party thereto, Bank of America, N.A., as Administrative Agent, Collateral Agent, Swingline Lender and Issuing Bank, and JPMorgan Chase Bank, N.A., as Syndication Agent, and the other parties thereto (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on March 3, 2008).

10.22.1	Amendment No. 1 to Credit Agreement and Collateral Agreement, dated as of December 4, 2008, among NASDAQ OMX, the Lenders party thereto, Bank of America, N.A., as Administrative Agent, Collateral Agent, Swingline Lender and Issuing Bank, and JPMorgan Chase Bank, N.A., as Syndication Agent, and the other parties thereto (incorporated herein by reference to Exhibit 10.21.1 to the Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 26, 2009).

10.23	Credit Agreement, dated as of January 15, 2010, among NASDAQ OMX, the Lenders party thereto, Bank of America, N.A., as administrative agent, Nordea Bank AB (publ.) and Skandinaviska Enskilda Banken AB (publ.), as Nordic Lead Arrangers and Joint Bookrunning Managers, Banc of America Securities LLC and J.P. Morgan Securities Inc., as U.S. Lead Arrangers and Joint Bookrunning Managers and J.P. Morgan Chase Bank, N.A., Nordea Bank AB (publ.) and Skandinaviska Enskilda Banken AB (publ.) as documentation agents (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on January 19, 2010).

11	Statement regarding computation of per share earnings (incorporated herein by reference from Note 13 to the consolidated financial statements under Part II, Item 9 of this Form 10-K).

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	List of all subsidiaries.

23.1	Consent of Ernst & Young.

24.1	Powers of Attorney.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.

*	Management contract or compensatory plan or arrangement.

E-4