Form 10-Q
period 2010-03-31
NASDAQ OMX GROUP, INC.
filed 2010-05-05
CIK 1120193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2010
Common Stock, $.01 par value per share	208,244,495 shares

The NASDAQ OMX Group, Inc.

Form 10-Q

For the Quarterly Period Ended March 31, 2010

i

About This Form 10-Q

Throughout this Form 10-Q, unless otherwise specified:

•	“NASDAQ OMX,” “we,” “us” and “our” refer to The NASDAQ OMX Group, Inc.

•	“The NASDAQ Stock Market” and “NASDAQ” refer to the registered national securities exchange operated by The NASDAQ Stock Market LLC.

•	“OMX AB” refers to OMX AB (publ), as that entity operated prior to the business combination with Nasdaq.

•	“Nasdaq” refers to The Nasdaq Stock Market, Inc., as that entity operated prior to the business combination with OMX AB.

•	“NASDAQ OMX Nordic” refers to collectively, NASDAQ OMX Stockholm, NASDAQ OMX Copenhagen, NASDAQ OMX Helsinki and NASDAQ OMX Iceland.

•	“NASDAQ OMX Baltic” refers to collectively, NASDAQ OMX Tallinn, NASDAQ OMX Riga and NASDAQ OMX Vilnius.

•	“PHLX” refers to the Philadelphia Stock Exchange, Inc. and its subsidiaries, as that entity operated prior to its acquisition by NASDAQ OMX.

•	“NASDAQ OMX PHLX” refers to NASDAQ OMX PHLX, Inc. subsequent to its acquisition by NASDAQ OMX.

•	“FINRA” refers to the Financial Industry Regulatory Authority.

This Quarterly Report on Form 10-Q includes market share and industry data that we obtained from industry publications and surveys, reports of governmental agencies and internal company surveys. Industry publications and surveys generally state that the information they contain has been obtained from sources believed to be reliable, but we cannot assure you that this information is accurate or complete. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Statements as to our market position are based on the most currently available market data. For market comparison purposes, The NASDAQ Stock Market data in this Quarterly Report on Form 10-Q for initial public offerings, or IPOs, is based on data generated internally by us, which includes best efforts underwritings and closed-end funds; therefore, the data may not be comparable to other publicly-available IPO data. Data in this Quarterly Report on Form 10-Q for secondary offerings for The NASDAQ Stock Market is based on data provided by Thomson Financial. Data in this Quarterly Report on Form 10-Q for new listings of equity securities on The NASDAQ Stock Market is based on data generated internally by us, which includes best efforts underwritings and issuers that switched from other listing venues, closed-end funds and exchange traded funds, or ETFs. Data in this Quarterly Report on Form 10-Q for IPOs and new listings of equities securities on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic also is based on data generated internally by us. IPOs, secondary offerings and new listings data is presented as of period end. While we are not aware of any misstatements regarding industry data presented herein, our estimates involve risks and uncertainties and are subject to change based on various factors. We refer you to the “Risk Factors” section in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 that was filed with the Securities and Exchange Commission, or SEC, on February 18, 2010.

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

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the uncertainty and any risk related to forward-looking statements that we make. These risk factors are discussed under the caption “Part II. Item 1A. Risk Factors,” in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and more fully described in the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 that was filed with the SEC on February 18, 2010. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. You should carefully read this entire Form 10-Q, including “Part 1. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the condensed consolidated financial statements and the related notes. Except as required by the federal securities laws, we undertake no obligation to update any forward-looking statement, release publicly any revisions to any forward-looking statements or report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

The NASDAQ OMX Group, Inc.

PART 1—FINANCIAL INFORMATION

Item 1. Financial Statements.

The NASDAQ OMX Group, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(in millions, except per share amounts)

	Three Months Ended March 31,
	2010	2009
Revenues
Market Services	$645	$785
Issuer Services	84	80
Market Technology	34	29
Other	1	1

Total revenues	764	895

Cost of revenues
Liquidity rebates	(320)	(455)
Brokerage, clearance and exchange fees	(84)	(71)

Total cost of revenues	(404)	(526)

Revenues less liquidity rebates, brokerage, clearance and exchange fees	360	369

Operating Expenses
Compensation and benefits	99	97
Marketing and advertising	4	2
Depreciation and amortization	25	24
Professional and contract services	19	18
Computer operations and data communications	16	15
Occupancy	22	17
Regulatory	9	9
Merger expenses	—	8
General, administrative and other	54	13

Total operating expenses	248	203

Operating income	112	166
Interest income	2	5
Interest expense	(25)	(27)
Net loss from unconsolidated investees	—	(2)

Income before income taxes	89	142
Income tax provision	29	48

Net income	60	94
Net loss attributable to noncontrolling interests	1	—

Net income attributable to NASDAQ OMX	$61	$94

Basic and diluted earnings per share:
Basic earnings per share	$0.29	$0.47

Diluted earnings per share	$0.28	$0.44

See accompanying notes to condensed consolidated financial statements.

The NASDAQ OMX Group, Inc.

Condensed Consolidated Balance Sheets

(in millions, except share and par value amounts)

	March 31, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$535	$594
Restricted cash	44	30
Financial investments, at fair value	261	308
Receivables, net	377	301
Deferred tax assets	22	25
Market value, outstanding derivative positions	1,846	2,054
Other current assets	136	112

Total current assets	3,221	3,424
Non-current restricted cash	105	80
Property and equipment, net	161	164
Non-current deferred tax assets	523	504
Goodwill	4,770	4,800
Intangible assets, net	1,607	1,631
Other assets	132	119

Total assets	$10,519	$10,722

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$152	$119
Section 31 fees payable to SEC	57	137
Accrued personnel costs	60	114
Deferred revenue	221	105
Other accrued liabilities	105	79
Deferred tax liabilities	24	23
Market value, outstanding derivative positions	1,846	2,054
Current portion of debt obligations	105	225

Total current liabilities	2,570	2,856
Debt obligations	1,986	1,867
Non-current deferred tax liabilities	676	683
Non-current deferred revenue	159	160
Other liabilities	181	197

Total liabilities	5,572	5,763

Commitments and contingencies
Series A convertible preferred stock	16	15
Equity
NASDAQ OMX stockholders’ equity:
Common stock, $0.01 par value, 300,000,000 shares authorized, shares issued: 211,993,178 at March 31, 2010 and 211,713,186 at December 31, 2009; shares outstanding: 209,355,381 at March 31, 2010 and 211,385,464 at December 31, 2009	2	2
Preferred stock, 30,000,000 shares authorized, series A convertible preferred stock: shares issued and outstanding: 1,600,000 at March 31, 2010 and December 31, 2009 (classified above as temporary equity)	—	—
Additional paid-in capital	3,743	3,736
Common stock in treasury, at cost: 2,637,797 shares at March 31, 2010 and 327,722 shares at December 31, 2009	(58)	(10)
Accumulated other comprehensive loss	(438)	(406)
Retained earnings	1,670	1,610

Total NASDAQ OMX stockholders’ equity	4,919	4,932
Noncontrolling interests	12	12

Total equity	4,931	4,944

Total liabilities, series A convertible preferred stock and equity	$10,519	$10,722

See accompanying notes to condensed consolidated financial statements.

The NASDAQ OMX Group, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(in millions)

	Three Months Ended March 31,
	2010	2009
Net income	$60	$94
Other comprehensive income (loss):
Net unrealized holding losses on available-for-sale securities:
Unrealized holding losses arising during the period	—	(5)

Total	—	(5)

Foreign currency translation losses:
Net foreign currency translation losses	(56)	(191)
Income tax benefit	18	49

Total	(38)	(142)

Unrealized losses on cash flow hedges:
Unrealized losses on cash flow hedges recognized in net income during the period	9	—
Income tax benefit recognized in net income during the period	(3)	—

Total	6	—

Total other comprehensive loss, net of tax	(32)	(147)

Comprehensive income (loss)	28	(53)

Comprehensive loss attributable to noncontrolling interests	1	—

Comprehensive income (loss) attributable to NASDAQ OMX	$29	$(53)

See accompanying notes to condensed consolidated financial statements.

The NASDAQ OMX Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in millions)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities
Net income	$60	$94
Net loss attributable to noncontrolling interests	1	—

Net income attributable to NASDAQ OMX	61	94
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	25	24
Share-based compensation	8	8
Excess tax benefits related to share-based compensation	(1)	(1)
Provision for bad debts	1	2
Charges related to debt refinancing	37	—
Gain on the early extinguishment of debt obligations	—	(4)
Deferred taxes, net	(9)	(19)
Asset retirements	3	—
Net loss from unconsolidated investees	—	2
Accretion of 2.50% convertible senior notes	4	4
Net change in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	(80)	(24)
Other assets	(85)	23
Accounts payable and accrued expenses	34	1
Section 31 fees payable to SEC	(80)	(25)
Accrued personnel costs	(54)	(75)
Deferred revenue	117	98
Other accrued liabilities	17	(19)
Other liabilities	(14)	(6)

Cash provided by (used in) operating activities	(16)	83

Cash flows from investing activities
Purchases of available-for-sale investments	—	(13)
Purchases of trading securities	(119)	(104)
Proceeds from sales and redemptions of trading securities	163	95
Acquisitions of businesses, net of cash and cash equivalents acquired and purchase accounting adjustments	—	(6)
Purchases of property and equipment	(11)	(16)

Cash provided by (used in) investing activities	33	(44)
Cash flows from financing activities
Purchases of noncontrolling interests	(2)	—
Proceeds from debt obligations, net of debt issuance costs	1,678	—
Payments of debt obligations	(1,700)	(80)
Cash paid for share buyback	(46)	—
Issuances of common stock, net of treasury stock purchases	1	1
Excess tax benefits related to share-based compensation	1	1

Cash used in financing activities	(68)	(78)

Effect of exchange rate changes on cash and cash equivalents	(8)	(2)

Decrease in cash and cash equivalents	(59)	(41)
Cash and cash equivalents at beginning of period	594	374

Cash and cash equivalents at end of period	$535	$333

Supplemental Disclosure Cash Flow Information
Cash paid for:
Interest	$4	$22
Income taxes, net of refund	$14	$50

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

In the U.S., we operate The NASDAQ Stock Market, a registered national securities exchange. The NASDAQ Stock Market is the largest cash equities securities market in the U.S. in terms of listed companies and in the world in terms of share value traded. As of March 31, 2010, The NASDAQ Stock Market was home to 2,823 listed companies with a combined market capitalization of approximately $4.3 trillion. In addition, in the U.S. we operate a second cash equities trading market, two options markets, a futures market, a derivatives clearinghouse and a clearinghouse for over-the-counter, or OTC, power and gas markets.

In Europe, we operate exchanges in Stockholm (Sweden), Copenhagen (Denmark), Helsinki (Finland), and Iceland as NASDAQ OMX Nordic and exchanges in Tallinn (Estonia), Riga (Latvia) and Vilnius (Lithuania) as NASDAQ OMX Baltic. In addition, we operate NASDAQ OMX Commodities, an offering for trading and clearing commodities based in Norway, and NASDAQ OMX Armenia. In some of the countries where we operate exchanges, we also provide clearing, settlement and depository services.

Collectively, the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic offer trading in cash equities, bonds, structured products and ETFs, as well as trading and clearing of derivatives. Our Nordic and Baltic operations also offer alternative marketplaces for smaller companies called NASDAQ OMX First North. As of March 31, 2010, the exchanges within NASDAQ OMX Nordic and NASDAQ OMX Baltic were home to 792 listed companies with a combined market capitalization of approximately $935 billion.

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

U.S. Transaction Services

In the U.S., we offer trading in cash equity securities, derivatives and ETFs on The NASDAQ Stock Market, The NASDAQ Options Market, NASDAQ OMX PHLX, NASDAQ OMX BX, NASDAQ OMX Futures Exchange, or NFX, and clearing of OTC power and gas contracts on NASDAQ OMX Commodities Clearing Company, or NOCC. Our transaction-based platforms in the U.S. provide market participants with the ability to access, process, display and integrate orders and quotes for cash equity securities, derivatives and ETFs. The platforms allow the routing and execution of buy and sell orders as well as the reporting of transactions for cash equity securities, derivatives and ETFs, providing fee-based revenues.

Equities Trading

The NASDAQ Stock Market is the largest single pool of liquidity for trading U.S.-listed cash equities, matching an average of approximately 20.0% of all U.S. equities volume for the three months ended March 31, 2010.

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

U.S. Derivative Trading and Clearing

In the U.S., we operate The NASDAQ Options Market and NASDAQ OMX PHLX for the trading of equity options, index options and currency options. NASDAQ OMX PHLX is the third largest options market in the U.S. and operates a hybrid electronic and floor-based market as a distinct market alongside The NASDAQ Options Market. During the three months ended March 31, 2010, NASDAQ OMX PHLX and The NASDAQ Options Market had an average combined market share of approximately 23.8% in the U.S. equity options market, consisting of approximately 21.3% at NASDAQ OMX PHLX and approximately 2.5% at The NASDAQ Options Market. Our options trading platforms provide trading opportunities to both retail investors and high frequency trading firms, who tend to prefer electronic trading, and institutional investors, who typically pursue more complex trading strategies and often prefer to trade on the floor.

In the U.S., we also operate NFX which offers trading for currency futures and other financial futures. Most futures traded on NFX clear at The Options Clearing Corporation, or OCC. In addition, NFX serves as the designated contract market for interest rate swap products that are cleared through International Derivatives Clearinghouse, LLC, or IDCH.

Through IDCH, our majority-owned subsidiary International Derivatives Clearing Group, or IDCG, brings a centrally-cleared solution to the largest segment of the OTC derivatives marketplace, specifically interest rate derivatives. IDCH acts as the central counterparty, or CCP, for interest rate swap futures contracts. IDCH, in conjunction with Razor Risk Technologies, utilizes NASDAQ OMX matching and clearing technology to clear and settle these derivative products.

With our purchase of the business of North American Energy Credit and Clearing Corp. in March 2010, NASDAQ OMX expands its presence in OTC commodities clearing. This business supports the U.S. physical power and gas markets by integrating the physical and financial markets through market-neutral clearing services. We renamed the acquired company NASDAQ OMX Commodities Clearing Company, or NOCC.

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

On NASDAQ OMX Stockholm, we offer clearing services for fixed-income options and futures, stock options and futures and index options and futures by serving as the CCP. In doing so, we guarantee the completion of the transaction and market participants can thereby limit their counterparty risk. We also act as the counterparty for certain OTC contracts. The transactions are reported electronically prior to CCP clearing and we thereby guarantee the completion of the transaction. Following the completion of a transaction, settlement takes place between parties with the exchange of the securities and funds. The transfer of ownership is registered and the securities are stored on the owner’s behalf. Settlement and registration of cash trading takes place in Sweden, Finland, Denmark and Iceland via the local central securities depositories. Beginning in October 2009, most of our equity trades on the exchanges that comprise NASDAQ OMX Nordic are centrally cleared by European Multilateral Clearing Facility N.V., or EMCF, a leading European clearinghouse in which we own a 22% equity stake.

Baltic Transaction Services

During the first quarter of 2010, we acquired the remaining 7% minority holding in NASDAQ OMX Tallinn for $1.3 million and an additional ownership stake of 0.4% in NASDAQ OMX Vilnius for an immaterial amount. As of March 31, 2010, NASDAQ OMX currently owns 100% of NASDAQ OMX Tallinn, 95% of NASDAQ OMX Vilnius and 93% of NASDAQ OMX Riga. In addition, NASDAQ OMX Tallinn owns 100% of the central securities depository in Estonia, NASDAQ OMX Riga owns 100% of the central securities depository in Latvia, and NASDAQ OMX Vilnius owns 40% of the central securities depository in Lithuania. In addition to these holdings, the exchanges that comprise NASDAQ OMX Baltic each hold a 17% ownership in the market research company Emerging Nordic Research.

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

Commodities Trading and Clearing

NASDAQ OMX Commodities, together with third party partner Nord Pool ASA, or Nord Pool, provides access to the world’s largest power derivatives markets and one of Europe’s largest carbon markets. NASDAQ OMX Commodities offers international derivatives and carbon products, operates a clearing business and offers consulting services to commodities markets globally. Nord Pool is responsible for exchange operations and trading activities. NASDAQ OMX Commodities and Nord Pool have 388 members across a wide range of energy producers and consumers, as well as financial institutions. NASDAQ OMX Commodities’ offering is designed for banks, brokers, hedge funds and other financial institutions, as well as power utilities, industrial, manufacturing and oil companies. NASDAQ OMX Commodities offers clearing services for energy derivative and carbon product contracts by serving as the CCP. In doing so, we guarantee the completion of the transaction and market participants can thereby limit their counterparty risk. Market participants must provide collateral to cover the daily margin call, which is in addition to the initial collateral placed when signing the clearing membership agreement. Acceptable collateral is cash in a pledged bank account and/or an on-demand guarantee. We also act as the counterparty for trades on the OTC derivative market subject to our approval on a case-by-case basis. Trading on the contracts can take place up until the delivery period which may occur over a period of several years.

In January 2010, NASDAQ OMX Commodities and Nord Pool Spot launched N2EX, a marketplace for physical U.K. power contracts.

In February 2010, the board of directors of Nord Pool exercised their put option to sell Nord Pool’s Nordic power derivatives operations to NASDAQ OMX, subject to regulatory approval. See “Pending Acquisition of Nordic Power Derivatives Operations,” of Note 4, “Acquisition and Strategic Initiatives,” for further discussion.

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

Net U.S. Tape Plans

The NASDAQ Stock Market operates as the exclusive Securities Information Processor of the Unlisted Trading Privileges Plan, or the UTP Plan, for the collection and dissemination of best bid and offer information and last transaction information from markets that quote and trade in NASDAQ-listed securities. The NASDAQ Stock Market and NASDAQ OMX BX are participants in the UTP Plan and share in the net distribution of revenue according to the plan on the same terms as the other plan participants. In the role as the Securities Information Processor, The NASDAQ Stock Market collects and disseminates quotation and last sale information for all transactions in NASDAQ-listed securities whether traded on The NASDAQ Stock Market or other exchanges. We sell this information to market participants and to data distributors, who then provide the information to subscribers. After deducting costs associated with our role as an exclusive Securities Information Processor, as permitted under the revenue sharing provision of the UTP Plan, we distribute the tape fees to the respective UTP Plan participants, including The NASDAQ Stock Market and NASDAQ OMX BX, based on a formula required by Regulation NMS that takes into account both trading and quoting activity. In addition, all quotes and trades in New York Stock Exchange, or NYSE, and NYSE Amex-listed securities are reported and disseminated in real time, and as such, we share in the tape fees for information on NYSE- and NYSE Amex-listed securities.

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

Issuer Services

Our Issuer Services segment includes our Global Listing Services and Global Index Group businesses.

We operate a variety of listing platforms around the world to provide multiple global capital raising solutions for private and public companies. Our main listing markets are The NASDAQ Stock Market and the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic. We offer a consolidated global listing application to companies to enable them to apply for listing on The NASDAQ Stock Market and the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic, as well as NASDAQ Dubai Limited, or NASDAQ Dubai.

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

Market Technology

The Market Technology segment delivers technology and services to marketplaces throughout the world. Market Technology provides technology solutions for trading, clearing and settlement, and information dissemination, as well as offering facility management integration and advisory services to over 70 exchanges, clearing organizations and central securities depositories in more than 50 countries. We serve as a technology partner to some of the world’s most prominent exchanges, and we also provide critical technical support to start-ups and new entrants in the exchange space. Revenues are derived from three primary sources: license, support and project revenues, facility management services revenues, and other revenues. License, support and project revenues are derived from the system solutions developed and sold by NASDAQ OMX. After we have developed and sold a system solution, the customer licenses the right to use the software. Facility management services revenues are derived when NASDAQ OMX assumes responsibility for the continuous operation of a system platform for a customer and receives facility management services revenues. Other revenues include advisory services.

For further discussion of our segments, see Note 16, “Segments.”

2. Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The financial statements include the accounts of NASDAQ OMX, its wholly-owned subsidiaries and other entities in which NASDAQ OMX has a controlling financial interest. All significant intercompany accounts and transactions have been eliminated in consolidation. We consolidate those entities in which we are the primary beneficiary of a variable-interest entity, or VIE, and entities where we have a controlling financial interest. We were not the primary beneficiary of any VIE for any of the three months ended March 31, 2010 and 2009. When NASDAQ OMX is not the primary beneficiary of a VIE or does not have a controlling interest in an entity but exercises significant influence over the entity’s operating and financial policies, such investment is accounted for under the equity method of accounting. We recognize our share of earnings or losses of an equity method investee based on our ownership percentage. As permitted under U.S. GAAP, for certain equity method investments for which financial information is not sufficiently timely for us to apply the equity method of accounting currently, we record our share of the earnings or losses of an investee from the most recent available financial statements on a lag. See Note 6, “Equity Method Investments,” for further discussion of our equity method investments.

As permitted under U.S. GAAP, certain footnotes or other financial information can be condensed or omitted in the interim condensed consolidated financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in NASDAQ OMX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. We have evaluated our subsequent events through the issuance date of this Quarterly Report on Form 10-Q. See Note 17, “Subsequent Event,” for further discussion.

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

In June 2009, NASDAQ OMX filed an application for an advance tax ruling with the Swedish Tax Council for Advanced Tax Rulings. The application was filed to confirm whether certain interest expense is deductible for Swedish tax purposes under legislation that became effective on January 1, 2009. We expect to receive a favorable response from the Swedish Tax Council for Advance Tax Rulings in the second quarter of 2010. We recorded the Swedish tax benefit as described above in our condensed consolidated financial statements. In the first quarter of 2010, we recorded a tax benefit of $5 million, or $0.02 per diluted share. Since January 1, 2009, we have recorded a tax benefit of $23 million, or $0.11 per diluted share.

3. Recently Adopted Accounting Pronouncements

ASC Topic 605.25 - In October 2009, the Financial Accounting Standards Board, or FASB, issued authoritative guidance on FASB Accounting Standards Codification, or ASC, Topic 605.25, “Revenue Recognition—Multiple-Element Arrangements.” This guidance modifies the revenue recognition guidance for arrangements that involve the delivery of multiple-elements, such as product, software, services or support, to a customer at different times as part of a single revenue generating transaction. This standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. The standard also expands the disclosure requirements for multiple deliverable revenue arrangements. This accounting guidance is effective for us beginning January 1, 2011, but may be early adopted as of the first quarter of 2010 or through a retrospective application to all revenue arrangements for all periods presented in the financial statements. As of March 31, 2010, we adopted this guidance. The adoption did not have a significant impact on our consolidated financial statements.

ASC Topic 820 - In January 2010, the FASB issued amended guidance relating to ASC Topic 820, “Fair Value Measurements and Disclosures.” The amended guidance requires new disclosures as follows:

•	Amounts related to transfers in and out of Levels 1 and 2 shall be disclosed separately and the reasons for the transfers shall be described.

•

In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements on a gross basis.

The guidance also provides amendments that clarify existing disclosures related to the following:

•	Reporting fair value measurement disclosures for each class of assets and liabilities.

•	Providing disclosure surrounding the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 fair value measurements.

This accounting guidance was effective for us beginning January 1, 2010, except for the disclosure requirements surrounding the reconciliation of Level 3 fair value measurements, which will be effective for us January 1, 2011. Since this guidance only requires additional disclosure, it did not and will not affect our financial position or results of operations.

ASC Topic 855 - In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, entities that file with the SEC are no longer required to disclose the date through which subsequent events have been evaluated in originally issued or revised financial statements. This amended guidance was effective immediately and we adopted the new requirements as of March 31, 2010.

4. Acquisition and Strategic Initiatives

We completed the following acquisition during the first three months of 2010 and the following strategic initiatives during 2009. The results of operations of each transaction are included in our Condensed Consolidated Statements of Income from the dates of each acquisition and strategic initiative.

2010 Acquisition

Acquisition of North American Energy Credit and Clearing Corp.

In March 2010, we purchased the business of North American Energy Credit and Clearing Corp., a Chicago-based clearinghouse for OTC power and gas markets, for an immaterial amount. As previously discussed, we renamed this acquired company NOCC. In March 2010, we also provided a $25 million capital injection to NOCC to improve their liquidity position. This amount is classified as non-current restricted cash in the Condensed Consolidated Balance Sheets.

Pro forma combined historical results of North American Energy Credit and Clearing Corp. and NASDAQ OMX have not been presented since the acquisition was not considered significant.

Pending Acquisition of Nordic Power Derivatives Operations

In February 2010, the board of directors of Nord Pool exercised Nord Pool’s put option to sell Nord Pool’s Nordic power derivatives operations to NASDAQ OMX for $13.5 million (80 million Norwegian Krone). The transaction is subject to regulatory approval and is expected to close during the second quarter of 2010.

In October 2008, we acquired Nord Pool’s clearing, international derivatives and consulting subsidiaries. We renamed the October 2008 acquisition, NASDAQ OMX Commodities, which offers energy and carbon derivatives products. Together with the pending acquisition, NASDAQ OMX Commodities will also now be responsible for exchange operations and trading activities providing access to the world’s largest power derivatives markets and one of Europe’s largest carbon markets.

2009 Strategic Initiatives

Investment in Agora-X, LLC

In December 2009, we increased our ownership interest in Agora-X, LLC, or Agora-X, from 20% to 85% for an immaterial amount. Agora-X has developed an electronic communications network for OTC contracts in the commodities market.

Investment in European Multilateral Clearing Facility N.V.

In January 2009, we acquired a 22% stake in EMCF, a leading European clearinghouse, which is accounted for under the equity method of accounting. In addition, we signed an agreement with EMCF to use its CCP services for all Nordic transactions.

5. Goodwill and Purchased Intangible Assets

Goodwill

The following table presents the changes in goodwill by business segment during the three months ended March 31, 2010:

	Market Services	Issuer Services	Market Technology	Total
	(in millions)
Balance at December 31, 2009	$4,432	$273	$95	$4,800
Purchase accounting adjustments	3	—	—	3
Foreign currency translation adjustment	(29)	(2)	(2)	(33)

Balance at March 31, 2010	$4,406	$271	$93	$4,770

As of March 31, 2010, the amount of goodwill that is expected to be deductible for tax purposes in future periods is $116 million.

Goodwill represents the excess of the purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of a business acquired. Goodwill is allocated to the reporting units based on the assignment of the fair values of each reporting unit of the acquired company. We are required to test goodwill for impairment at the reporting unit level annually, or in interim periods if certain events occur indicating that the carrying value may be impaired. We test for impairment during the fourth quarter of our fiscal year using October 1st carrying values. We considered the need to update our most recent annual goodwill impairment test as of March 31, 2010 and concluded that none of the impairment indicators triggered a revised impairment analysis. As such, we concluded the assumptions used during the annual assessment remained appropriate. There was no impairment of goodwill for the three months ended March 31, 2010 and 2009. Although there is no impairment as of March 31, 2010, events such as continued economic weakness and unexpected significant declines in operating results of reporting units, may result in our having to perform a goodwill impairment test for some or all of our reporting units prior to the required annual assessment. These types of events and the resulting analysis could result in goodwill impairment charges in the future.

Purchased Intangible Assets

The following table presents details of our total purchased intangible assets, both finite- and indefinite-lived:

	March 31, 2010				December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Weighted- Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Weighted- Average Useful Life (in Years)
	(in millions)				(in millions)
Finite-Lived Intangible Assets
Technology	$65	$(45)	$20	4	$65	$(41)	$24	4
Customer relationships	813	(120)	693	21	813	(110)	703	21
Other	5	(2)	3	10	5	(1)	4	10
Foreign currency translation adjustment	(50)	7	(43)		(45)	7	(38)

Total finite-lived intangible assets	$833	$(160)	$673		$838	$(145)	$693

Indefinite-Lived Intangible Assets
Exchange and clearing registrations	$790	$—	$790		$790	$—	$790
Trade names	173	—	173		173	—	173
Licenses	76	—	76		76	—	76
Foreign currency translation adjustment	(105)	—	(105)		(101)	—	(101)

Total indefinite-lived intangible assets	$934	$—	$934		$938	$—	$938

Total intangible assets	$1,767	$(160)	$1,607		$1,776	$(145)	$1,631

Amortization expense for purchased finite-lived intangible assets was $14 million for both the three months ended March 31, 2010 and 2009.

The estimated future amortization expense (excluding the impact of future foreign exchange rate changes) of purchased intangible assets with finite lives as of March 31, 2010 is as follows:

(in millions)
2010(1)	$43
2011	45
2012	43
2013	43
2014	41
2015 and thereafter	501

Total	$716

(1)	Represents the estimated amortization to be recognized for the remaining nine months of 2010.

6. Equity Method Investments

The equity method of accounting is used when we own less than 50% of the outstanding voting stock, but exercise significant influence over the operating and financial policies of a company.

Equity interest in our equity method investments was $63 million as of March 31, 2010 and $66 million as of December 31, 2009, which consisted primarily of our equity interests in NASDAQ Dubai and EMCF. Equity method investments are included in other assets in the Condensed Consolidated Balance Sheets.

Income (loss) recognized from our equity interest in the earnings and losses of these companies was immaterial for the three months ended March 31, 2010 and a net loss of $2 million for the three months ended March 31, 2009 and is included in net loss from unconsolidated investees in the Condensed Consolidated Statements of Income. For NASDAQ Dubai, we record our equity interest in the earnings and losses of this company on a quarter lag.

Investment in NASDAQ Dubai

In December 2009, we agreed to participate in the realignment of the ownership structure of NASDAQ Dubai. As part of this realignment, NASDAQ Dubai will become a wholly-owned subsidiary of DFM, a publicly traded company controlled by Borse Dubai. We will receive a 1% equity interest in Dubai Financial Market PJSC, or DFM, in exchange for our equity interest in NASDAQ Dubai. Our existing technology and trademark licensing arrangements with Borse Dubai and NASDAQ Dubai will remain unchanged. The realignment is expected to be completed during the first half of 2010 and, at that time, we may record a gain or a loss based on the then-current market price of DFM shares and then-current carrying value of our investment in NASDAQ Dubai.

NASDAQ Dubai and DFM are related parties, as both of them are primarily owned by Borse Dubai, our largest stockholder.

7. Deferred Revenue

Deferred revenue represents cash payments received that are yet to be recognized as revenue. At March 31, 2010, we have estimated that our deferred revenue, which is primarily related to Global Listing Services and Market Technology fees, will be recognized in the following years:

	Initial Listing Fees	Listing of Additional Shares Fees	Annual Renewal Fees and Other	Market Technology(2)	Total
	(in millions)
Fiscal year ended:
2010 (1)	$13	$26	$136	$30	$205
2011	13	26	—	23	62
2012	9	16	—	22	47
2013	5	8	—	22	35
2014	3	—	—	22	25
2015 and thereafter	1	—	—	5	6

	$44	$76	$136	$124	$380

(1)	Represents deferred revenue that is anticipated to be recognized over the remaining nine months of 2010.
(2)

The timing of recognition of our deferred Market Technology revenues is dependent upon when significant modifications are made pursuant to the contracts. As such, as it relates to these fees, the timing represents our best estimate.

Our deferred revenue for the three months ended March 31, 2010 and 2009 is reflected in the following table.

	Initial Listing Fees	Listing of Additional Shares Fees	Annual Renewal Fees and Other	Market Technology(2)	Total
			(in millions)
Balance at January 1, 2010	$46	$76	$18	$125	$265
Additions(1)	3	10	167	7	187
Amortization(1)	(5)	(10)	(49)	(8)	(72)

Balance at March 31, 2010	$44	$76	$136	$124	$380

Balance at January 1, 2009	$57	$74	$22	$100	$253
Additions(1)	1	6	151	3	161
Amortization(1)	(5)	(9)	(44)	(5)	(63)
Translation adjustment	—	—	—	(5)	(5)

Balance at March 31, 2009	$53	$71	$129	$93	$346

(1)	The additions and amortization for initial listing fees, listing of additional shares fees and annual renewal fees and other primarily reflect Issuer Services revenues from U.S. listing fees.
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

8. Debt Obligations

The following table presents the changes in our debt obligations during the three months ended March 31, 2010:

	December 31, 2009	Additions	Payments, Conversions, Accretion and Other	March 31, 2010
		(in millions)
3.75% convertible notes due October 22, 2012 (net of discount) (1)	$—	$—	$—	$—
2.50% convertible senior notes due August 15, 2013	374	—	4	378
4.00% senior unsecured notes due January 15, 2015 (net of discount)(2)	—	398	—	398
5.55% senior unsecured notes due January 15, 2020 (net of discount)(2)	—	598	—	598
$700 million senior unsecured term loan facility credit agreement due January 15, 2013 (average interest rate of 2.25% for the three months ended March 31, 2010) (2)	—	700	—	700
6.25% subordinated debt assumed from the Nord Pool transaction due February 20, 2017(3)	18	—	(1)	17
$2,000 million senior secured term credit facilities repaid January 2010(2)	1,700	—	(1,700)	—

Total debt obligations	2,092	1,696	(1,697)	2,091
Less current portion	(225)	—	120	(105)

Total long-term debt obligations	$1,867	$1,696	$(1,577)	$1,986

(1)

In September 2009, most holders of our outstanding 3.75% convertible notes converted their outstanding positions into common stock. As of March 31, 2010, approximately $0.5 million aggregate principal amount of the 3.75% convertible notes remains outstanding. For further discussion, see “3.75% Convertible Notes” below.

(2)	See “Senior Unsecured Notes, Credit Facility and Repayment of Our Senior Secured Credit Facilities in Place as of December 31, 2009” below for further discussion.
(3)	Subordinated debt of 100 million Norwegian Krone assumed in the Nord Pool transaction. The decrease in the first quarter of 2010 is related to foreign currency translation adjustments.

3.75% Convertible Notes

The 3.75% convertible notes were originally issued to Hellman & Friedman, or H&F, ($300 million), SLP ($141 million) and other holders ($4 million) in order to finance the acquisition of INET. These notes were convertible into our common stock at a price of $14.50 per share, representing 30,689,655 shares subject to adjustment, in general for any stock split, dividend, combination, recapitalization or similar event. We also issued warrants to purchase shares of our common stock at a price of $14.50 per share to H&F (3,400,000 shares), SLP (1,523,325 shares) and other holders (39,175 shares). The warrants became exercisable on April 22, 2006 and would have expired on December 8, 2008. During 2007, H&F converted all of their 3.75% convertible notes into common stock and exercised all of their outstanding warrants prior to expiration. During 2007 and 2008, SLP and other holders converted a portion of their 3.75% convertible notes into common stock and exercised all of their outstanding warrants prior to expiration. In September 2009, SLP and another holder, or Holders, converted their remaining outstanding 3.75% convertible notes into common stock in accordance with the terms of the notes. As an inducement for conversion, we agreed to pay the Holders and certain of their affiliates an aggregate amount of $9 million in cash and issue to the Holders shares of our series A convertible preferred stock, with an aggregate initial liquidation preference amount of $16 million. See “Preferred Stock,” of Note 12, “NASDAQ OMX Stockholders’ Equity,” for further discussion.

As of March 31, 2010, approximately $0.5 million aggregate principal amount of the 3.75% convertible notes remains outstanding.

2.50% Convertible Senior Notes

During the first quarter of 2008, in connection with the business combination with OMX AB, we completed the offering of $475 million aggregate principal amount of 2.50% convertible senior notes due 2013. The interest rate on the notes is 2.50% per annum payable semi-annually in arrears on February 15 and August 15 and will mature on August 15, 2013.

The notes are convertible in certain circumstances specified in the indenture for the notes. Upon conversion, holders will receive, at the election of NASDAQ OMX, cash, common stock or a combination of cash and common stock. It is our current intent and policy to settle the principal amount of the notes in cash. The conversion rate will initially be 18.1386 shares of common stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $55.13 per share of common stock. At March 31, 2010, the 2.50% convertible senior notes are convertible into 7,757,283 shares of our common stock, subject to adjustment upon the occurrence of specified events. Subject to certain exceptions, if we undergo a “fundamental change” as described in the indenture, holders may require us to purchase their notes at a price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest.

Since the settlement structure of our 2.50% convertible senior notes permits settlement in cash upon conversion, we are required to separately account for the liability and equity components of the convertible debt in a manner that reflects our nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This entails bifurcation of a component of the debt, classification of that component in equity and then accretion of the resulting discount on the debt as part of interest expense being reflected in the income statement.

The changes in the liability and equity components of our 2.50% convertible senior notes during the three months ended March 31, 2010 are as follows:

	Liability Component			Equity Component
	(in millions)			(in millions)
	Principal Balance	Unamortized Debt Discount	Net Carrying Amount	Gross Equity Component	Deferred Taxes	Net Equity Component
December 31, 2009	$428	$54	$374	$80	$32	$48
Accretion of debt discount	—	(4)	4	—	—	—

March 31, 2010	$428	$50	$378	$80	$32	$48

The unamortized debt discount on the convertible debt as of March 31, 2010 was $50 million and is included in debt obligations in the Condensed Consolidated Balance Sheets. This amount will be accreted as part of interest expense through the maturity date of the convertible debt of August 15, 2013. Interest expense recognized on this convertible debt in the Condensed Consolidated Statements of Income for the three months ended March 31, 2010 was $6 million and is comprised of $4 million of accretion of debt discount and $2 million of contractual interest. Interest expense recognized on this convertible debt in the Condensed Consolidated Statements of Income for the three months ended March 31, 2009 was $7 million and is comprised of $4 million of accretion of debt discount and $3 million of contractual interest. The effective annual interest rate on the 2.50% convertible senior notes was 6.53% for the three months ended March 31, 2010 and 2009, which includes the accretion of the debt discount in addition to the annual contractual interest rate of 2.50%.

As of March 31, 2010 and December 31, 2009, the equity component of the convertible debt included in additional paid-in capital in the Condensed Consolidated Balance Sheets was $48 million. This amount is calculated as follows: $80 million of excess principal of the convertible debt over the carrying amount less $32 million of deferred taxes. The deferred tax liability is determined by multiplying the $80 million of excess principal of the convertible debt over the carrying amount by the U.S. marginal tax rate of 39.55%.

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

Debt Issuance Costs

In 2008, in conjunction with the issuance of the 2.50% convertible senior notes, we incurred debt issuance costs of $10 million. These costs, which are capitalized and included in other assets in the Condensed Consolidated Balance Sheets, are being amortized over the life of the debt obligation. In connection with the early extinguishment of a portion of these notes, we recorded a pre-tax charge of $0.4 million for debt issuance costs. See “Early Extinguishment of Debt” above for further discussion. Amortization expense, which was recorded as additional interest expense for these costs, was immaterial for both the three months ended March 31, 2010 and 2009.

Senior Unsecured Notes, Credit Facility and Repayment of Our Senior Secured Credit Facilities in Place as of December 31, 2009

In January 2010, NASDAQ OMX issued $1 billion of senior unsecured notes, or the Notes, and entered into a $950 million senior unsecured three-year credit facility. The credit facility provides for an unfunded $250 million revolving credit commitment (including a swingline facility and letter of credit facility), a $350 million funded Tranche A term loan, or the Term Loan A, and a $350 million funded Tranche X term loan, or the Term Loan X and, together with the Term Loan A, the Term Loans. NASDAQ OMX applied the net proceeds from the Notes, the $700 million funded Term Loans and cash on hand to repay all amounts outstanding under our senior secured credit facilities in place as of December 31, 2009 and related fees. As a result, NASDAQ OMX terminated the associated credit agreement.

The Notes

The Notes were issued at a discount in two separate series consisting of $400 million aggregate principal amount of 4.00% senior notes due 2015, or the 2015 Notes, and $600 million aggregate principal amount of 5.55% senior notes due 2020, or the 2020 Notes. As a result of the discount, the proceeds received from the issuance were less than the aggregate principal amounts. As of March 31, 2010, the balance of $398 million for the 4.00% senior notes due 2015 and the balance of $598 million for the 5.55% senior notes due 2020, reflects the aggregate principal amounts, less the unamortized debt discount. The unamortized debt discount will be accreted through interest expense over the life of the Notes.

The 2015 Notes pay interest semiannually at a rate of 4.00% per annum until January 15, 2015, and the 2020 Senior Notes pay interest semiannually at a rate of 5.55% per annum until January 15, 2020. The Notes are general unsecured obligations of ours and rank equally with all of our existing and future unsubordinated obligations. The Notes are not guaranteed by any of our subsidiaries. The Notes were issued under an indenture that, among other things, limits our ability to consolidate, merge or sell all or substantially all of our assets, create liens, and enter into sale and leaseback transactions.

Credit Facility

The credit facility provides for an unfunded $250 million revolving credit commitment (including a swingline facility and letter of credit facility), a $350 million funded Term Loan A and a $350 million funded Term Loan X. The loans under the credit facility have a variable interest rate based on either the London Interbank Offered Rate, or LIBOR, or the Federal Funds Rate, plus an applicable margin that varies with NASDAQ OMX’s debt rating.

As required under our credit facility, we will pay quarterly principal payment amounts of $35 million beginning in the third quarter of 2010. In addition, we intend to voluntarily pay down an additional $100 million during 2010.

The credit facility contains financial and operating covenants. Financial covenants include an interest expense coverage ratio and a maximum leverage ratio. Operating covenants include limitations on NASDAQ OMX’s ability to incur additional indebtedness, grant liens on assets, enter into affiliate transactions, and pay dividends.

The credit facility also contains customary affirmative covenants, including access to financial statements, notice of defaults and certain other material events, maintenance of business and insurance, and events of default, including cross-defaults to our material indebtedness.

NASDAQ OMX is permitted to repay borrowings under the credit facility at any time in whole or in part, without penalty. We also are required to repay loans outstanding under the credit facility with net cash proceeds from sales of property and assets of NASDAQ OMX and its subsidiaries (excluding inventory sales and other sales in the ordinary course of business) and casualty and condemnation proceeds, in each case subject to specified exceptions and thresholds.

Debt Issuance and Other Costs

We incurred debt issuance and other costs of $18 million in connection with the issuance of the Notes and the entry into the new credit facility. These costs will be amortized over the life of the debt obligations. Amortization expense, which was recorded as additional interest expense, for these costs was $1 million for the three months ended March 31, 2010.

In January 2010, as a result of the repayment of our senior secured credit facilities in place as of December 31, 2009, we recorded a pre-tax charge of $40 million, which included the write-off of the remaining unamortized balance of debt issuance costs incurred in conjunction with our senior secured credit facilities in place as of December 31, 2009 of $28 million, costs to terminate our float-to-fixed interest rate swaps previously designated as a cash flow hedge of $9 million and other costs of $3 million. These charges are included in general, administrative and other expense in the Condensed Consolidated Statements of Income for the three months ended March 31, 2010. Amortization expense for debt issuance costs incurred in conjunction with our senior secured credit facilities in place as of December 31, 2009 was $2 million for the three months ended March 31, 2009.

Other Credit Facilities

In addition to the $250 million revolving credit commitment discussed above, we have credit facilities related to our clearinghouses in order to meet regulatory liquidity requirements. These credit facilities, which are available in multiple currencies, primarily Swedish Krona and U.S. dollar, totaled $419 million ($183 million which is available to be pledged as collateral and $236 million to satisfy regulatory requirements), of which $0.4 million was utilized at March 31, 2010. At December 31, 2009, these facilities totaled $417 million ($185 million which was available to be pledged as collateral and $232 million to satisfy regulatory requirements), none of which was utilized. Amounts utilized are included in other accrued liabilities in the Condensed Consolidated Balance Sheets.

Debt Covenants

At March 31, 2010, we were in compliance with the covenants of all of our debt obligations.

9. Pension and Other Benefit Programs

U.S. Defined-Benefit Pension and Supplemental Executive Retirement Plans

We maintain non-contributory, defined-benefit pension plans and non-qualified supplemental executive retirement plans, or SERPs, for certain senior executives and other benefit plans for eligible employees in the U.S., or collectively, the NASDAQ OMX Benefit Plans.

Our pension plans and SERPs are frozen. Future service and salary for all participants do not count toward an accrual of benefits under the pension plans and SERPs.

Components of Net Periodic Benefit Cost

The following table sets forth the components of net periodic pension, SERP and other post-retirement benefits cost for the NASDAQ OMX Benefit Plans recognized in compensation and benefits expense in the Condensed Consolidated Statements of Income:

	Three Months Ended March 31,
	2010	2009
	(in millions)
Components of net periodic benefit cost
Service cost	$—	$0.2
Interest cost	1.7	1.9
Expected return on plan assets	(1.1)	(0.9)
Recognized net actuarial loss	0.8	0.2

Benefit cost	$1.4	$1.4

Non-U.S. Benefit Plans

Most employees outside the U.S. are covered by local retirement plans or by applicable social laws. Benefits under social laws are generally expensed in the periods in which the costs are incurred. These costs are included in compensation and benefits expense in the Condensed Consolidated Statements of Income. The benefit cost for these plans was immaterial for both the three months ended March 31, 2010 and 2009.

Defined Contribution Savings Plan

We sponsor a voluntary defined contribution savings plan, or 401(k) Plan, for U.S. employees. Employees are immediately eligible to make contributions to the plan and are also eligible for an employer contribution match at an amount equal to 100.0% of the first 4.0% of eligible employee contributions. Savings plan expense included in compensation and benefits expense in the Condensed Consolidated Statements of Income was immaterial for both the three months ended March 31, 2010 and 2009.

We have a profit-sharing contribution feature to our 401(k) plan which allows eligible U.S. employees to receive employer retirement contributions, or ERCs, when we meet our annual corporate goals. In addition, we have a supplemental ERC for select highly compensated employees whose ERCs are limited by the annual Internal Revenue Service compensation limit. ERC expense recorded in compensation and benefits expense in the Condensed Consolidated Statements of Income was immaterial for both the three months ended March 31, 2010 and 2009.

Employee Stock Purchase Plan

We have an employee stock purchase plan, or ESPP, under which 0.6 million shares of our common stock have been reserved for future issuance as of March 31, 2010.

Our ESPP allows eligible employees to purchase a limited number of shares of our common stock at six-month intervals, called offering periods, at 85.0% of the lower of the fair market value on the first or the last day of each offering period. The 15.0% discount given to our employees is included in compensation and benefits expense in the Condensed Consolidated Statements of Income.

10. Share-Based Compensation

We have a share-based compensation program that provides our board of directors broad discretion in creating employee equity incentives. Share-based awards, or equity awards, include employee options, restricted stock, which includes awards and units, and performance share units, or PSUs. Grants of equity awards are designed to reward employees for their long-term contributions and provide incentives for them to remain with us. For accounting purposes, we consider PSUs to be a form of restricted stock. Restricted stock is generally time-based and vests over two to five-year periods beginning on the date of the grant. Stock options are also generally time-based and expire ten years from the grant date. Stock option awards granted prior to January 1, 2005 generally vested 33% on each annual anniversary of the grant date over three years. Stock option and restricted stock awards granted after January 1, 2005 generally include performance based accelerated vesting features based on achievement of specific levels of corporate performance. If NASDAQ OMX exceeds the applicable performance parameters, the grants vest on the third anniversary of the grant date, if NASDAQ OMX meets the applicable performance parameters, the grants vest on the fourth anniversary, and if NASDAQ OMX does not meet the applicable performance parameters, the grants extend to vest on the fifth anniversary of the grant date.

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

Summary of March 2010 Equity Awards

In March 2010, we granted non-qualified stock options and/or restricted stock to most active employees. Both the stock options and restricted stock granted included a performance based accelerated vesting feature based on achievement of specific levels of corporate performance, as described above.

In March 2010, certain executive officers and a select group of non-officer employees also received grants of 492,419 PSUs. These PSUs are subject to a one year performance period and will vest ratably on December 31, 2011 through December 31, 2013. In addition, our Chief Executive Officer received a grant of PSUs under the terms of his employment agreement with a target amount of 80,000 shares. This grant is subject to a three year performance period and will vest at the end of the performance period.

See “Summary of Stock Option Activity” and “Summary of Restricted Stock and PSU Activity” below for further discussion.

Summary of Share-Based Compensation Expense

The following table shows the total share-based compensation expense resulting from equity awards and the 15.0% discount for the ESPP for the three months ended March 31, 2010 and 2009 in the Condensed Consolidated Statements of Income:

	Three Months Ended March 31,
	2010	2009
	(in millions)
Share-based compensation expense before income taxes	$8	$8
Income tax benefit	(3)	(3)

Share-based compensation expense after income taxes	$5	$5

We estimated the fair value of stock option awards using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2010	2009
Expected life (in years)	5	5
Weighted-average risk free interest rate	2.27%	1.90%
Expected volatility	32.0%	35.5%
Dividend yield	—	—
Weighted-average fair value at grant date	$6.36	$7.81

Our computation of expected life is based on historical exercise patterns. The interest rate for periods within the expected life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. Our computation of expected volatility is based on a combination of historical and market-based implied volatility. Our credit facility limits our ability to pay dividends. Before our credit facility was in place, it was not our policy to declare or pay cash dividends on our common stock.

Summary of Stock Option Activity

A summary of stock option activity for the three months ended March 31, 2010 is as follows:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in millions)
Outstanding at January 1, 2010	10,206,871	$18.18	6.0	$68

Grants (1)	1,200,976	19.77
Exercises	(151,283)	8.36
Forfeitures or expirations	(180,167)	33.09

Outstanding at March 31, 2010	11,076,397	$18.25	6.3	$75

Exercisable at March 31, 2010	6,590,030	$12.57	4.4	$73

(1)

Primarily reflects our company wide equity grant issued in March 2010, which included a performance based accelerated vesting feature based on achievement of specific levels of corporate performance, as described above.

We received net cash proceeds of $1 million from the exercise of approximately 0.2 million stock options for the three months ended March 31, 2010 and received net cash proceeds of $1 million from the exercise of approximately 0.1 million stock options for the three months ended March 31, 2009. We present excess tax benefits from the exercise of stock options, if any, as financing cash flows.

The aggregate intrinsic value in the above table represents the total pre-tax intrinsic value (i.e., the difference between our closing stock price on March 31, 2010 of $21.12 and the exercise price, times the number of shares) based on stock options with an exercise price less than NASDAQ OMX’s closing price of $21.12 as of March 31, 2010, which would have been received by the option holders had the option holders exercised their stock options on that date. This amount changes based on the fair market value of our common stock. The total number of in-the-money stock options exercisable as of March 31, 2010 was 5.5 million. As of March 31, 2009, 6.8 million outstanding stock options were exercisable and the weighted-average exercise price was $10.03.

Total fair value of stock options vested was immaterial for the three months ended March 31, 2010 and $4 million for the three months ended March 31, 2009. The total pre-tax intrinsic value of stock options exercised was $2 million for both the three months ended March 31, 2010 and 2009.

At March 31, 2010, $22 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.9 years.

Summary of Restricted Stock and PSU Activity

A summary of restricted stock and PSU activity for the three months ended March 31, 2010 is as follows:

	Restricted Stock	Weighted- Average Grant Date Fair Value	PSUs	Weighted- Average Grant Date Fair Value
Unvested at January 1, 2010	2,208,748	$26.44	552,682	$31.59
Granted (1)	1,064,329	19.79	657,004	20.34
Vested	(8,894)	29.91	(120,000)	6.06
Forfeited	(41,535)	31.74	(30,011)	32.87

Unvested at March 31, 2010	3,222,648	$24.88	1,059,675	$24.41

(1)

Primarily reflects our company wide grant issued in March 2010, which included a performance based accelerated vesting feature based on achievement of specific levels of corporate performance, as described above. In addition, the amount granted also includes 84,585 of PSUs granted in February 2010. During 2009, we exceeded applicable performance parameters for prior year equity awards. As a result, an additional 84,585 PSUs were considered granted in February 2010.

At March 31, 2010, $50 million of total unrecognized compensation cost related to restricted stock and PSUs is expected to be recognized over a weighted-average period of 2.0 years.

Common Shares Available Under Our Equity Incentive Plan and ESPP

Shares issued as a result of equity awards and our ESPP are generally first issued out of common stock in treasury. If the treasury stock balance is depleted, shares will be issued out of common stock as newly issued shares. As of March 31, 2010, we had approximately 4.4 million shares of common stock reserved for future issuance under our equity incentive plan and ESPP.

11. Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2010	2009
	(in millions, except share and per share amounts)
Numerator:
Net income attributable to NASDAQ OMX	$61	$94
Accretion of series A convertible preferred stock	(1)	—

Net income for basic earnings per share	60	94
Interest impact of 3.75% convertible notes, net of tax	—	1

Net income for diluted earnings per share	$60	$95

Denominator:
Weighted-average common shares outstanding for basic earnings per share	211,165,338	201,945,206

Weighted-average effect of dilutive securities:
Employee equity awards	3,561,537	4,060,006
3.75% convertible notes assumed converted into common stock	34,482	8,281,162

Denominator for diluted earnings per share	214,761,357	214,286,374

Basic and diluted earnings per share:
Basic earnings per share	$0.29	$0.47

Diluted earnings per share	$0.28	$0.44

Stock options to purchase 11,076,397 shares of common stock, 4,282,323 shares of restricted stock and PSUs, and convertible notes convertible into 34,482 shares of common stock were outstanding at March 31, 2010. For the three months ended March 31, 2010, we included 5,400,941 of the outstanding stock options and 1,170,536 shares of restricted stock and PSUs in the computation of diluted earnings per share, on a weighted-average basis, as their inclusion was dilutive. The remaining stock options and shares of restricted stock and PSUs are antidilutive, and as such, they were properly excluded.

In September 2009, most of the holders of our outstanding 3.75% convertible notes converted their remaining outstanding notes into common stock in accordance with the terms of the notes, which resulted in the issuance of an aggregate of 8,246,680 shares of our common stock. The 3.75% convertible notes were accounted for under the if-converted method, as we settled the convertible notes in shares of our common stock. For the three months ended March 31, 2010, all of the remaining shares underlying the outstanding 3.75% convertible notes were included in the computation of diluted earnings per share, on a weighted-average basis, as their inclusion was dilutive.

The 2.50% convertible senior notes are accounted for under the treasury stock method as it is our intent and policy to settle the principal amount of the notes in cash. Based on the settlement structure of the 2.50% convertible senior notes, which permits the principal amount to be settled in cash and the conversion premium to be settled in shares of our common stock or cash, we will reflect the impact of the convertible spread portion of the convertible notes in the diluted calculation using the treasury stock method. For the three months ended March 31, 2010, the conversion spread of our 2.50% convertible senior notes was out of the money, and as such, they were properly excluded from the computation of diluted earnings per share.

Options to purchase 10,533,673 shares of common stock, 2,523,470 shares of restricted stock and PSUs, and convertible notes convertible into 8,281,162 shares of common stock were outstanding at March 31, 2009. For the three months ended March 31, 2009, we included 6,288,824 of the options outstanding, 13,993 shares of restricted stock and PSUs, and all of the shares underlying the outstanding 3.75% convertible notes in the computation of diluted earnings per share, on a weighted-average basis, as their inclusion was dilutive. The remaining options and shares of restricted stock and PSUs were antidilutive and the conversion spread of our 2.50% convertible senior notes was out of the money, and as such, they were properly excluded.

12. NASDAQ OMX Stockholders’ Equity

Common Stock

At March 31, 2010, 300,000,000 shares of our common stock were authorized, 211,993,178 shares were issued and 209,355,381 shares were outstanding. The holders of common stock are entitled to one vote per share except that our certificate of incorporation limits the ability of any person to vote in excess of 5.0% of the then-outstanding voting interests in us. This limitation does not apply to persons exempted from this limitation by our board of directors prior to the time such person owns more than 5.0% of the then-outstanding voting interests in us. In 2008, we issued 60,561,515 shares of common stock to Borse Dubai and a trust for Borse Dubai’s economic benefit in connection with the OMX AB business combination. Borse Dubai and the trust are subject to these voting limitations in our certificate of incorporation that are discussed above.

Common Stock in Treasury, at Cost

We account for the purchase of treasury stock under the cost method with the shares of stock repurchased reflected as a reduction to NASDAQ OMX stockholders’ equity and included in common stock in treasury, at cost in the Condensed Consolidated Balance Sheet. When treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired. As of March 31, 2010, we held 2,637,797 of common stock in treasury.

Share Repurchase Program

On March 2, 2010, we announced that our board of directors had approved a share repurchase program authorizing NASDAQ OMX to repurchase in the aggregate up to $300 million of our outstanding common stock. Purchases by NASDAQ OMX under this program may be made from time to time at prevailing market prices in open market purchases, privately-negotiated transactions, block purchase techniques or otherwise, as determined by our management. The purchases will be funded from existing cash balances. The share repurchase program does not obligate us to acquire any particular amount of common stock. The timing, frequency and amount of repurchase activity will depend on a variety of factors such as levels of cash generation from operations, cash requirements for investments in our businesses, current stock price, market conditions and other factors. The share repurchase program has no expiration date but may be suspended, modified or discontinued at any time. During the three months ended March 31, 2010, we repurchased 2.3 million shares of our common stock at an average price of $20.45, with an aggregate purchase price of $46 million. The shares repurchased are available for general corporate purposes. The remaining authorized amount for share repurchases under this program was $254 million as of March 31, 2010.

Other Repurchases of Common Stock

For the three months ended March 31, 2010, we repurchased 58,678 shares of our common stock in settlement of employee tax withholding obligations due upon the vesting of restricted stock.

Preferred Stock

Our certificate of incorporation authorizes the issuance of 30,000,000 shares of preferred stock, par value $0.01 per share, issuable from time to time in one or more series. At March 31, 2010 and December 31, 2009, 1,600,000 shares of series A convertible preferred stock were issued and outstanding, and are classified as temporary equity in the Condensed Consolidated Balance Sheet.

In 2009, as an inducement for the conversion of our 3.75% convertible notes, we agreed to pay the Holders and certain of their affiliates an aggregate amount of $9 million in cash and to issue to the Holders 1,600,000 shares of our series A convertible preferred stock, with an aggregate initial liquidation preference amount of $16 million. Conversion of the series A convertible preferred stock is contingent upon shareholder approval and does not represent an unconditional obligation to transfer assets. The series A convertible preferred stock will automatically convert into our common stock upon shareholder approval, which we plan to seek at our next regularly scheduled annual shareholders’ meeting currently planned for May 27, 2010. In accordance with U.S. GAAP, if the conversion and subsequent issuance of equity shares is not solely in the control of the issuer and the instrument does not represent an unconditional obligation to transfer assets, permanent equity classification is not permitted. Therefore, we recorded the fair value of the series A convertible preferred stock of $15 million as temporary equity in the Condensed Consolidated Balance Sheets as of December 31, 2009. The series A convertible preferred stock will be accreted through retained earnings. As of March 31, 2010, the accreted value of the series A convertible preferred stock recorded in Condensed Consolidated Balance Sheets was $16 million.

Upon shareholder approval, the series A convertible preferred stock will automatically convert into the number of common shares determined by dividing the initial liquidation preference amount of $16 million by the average daily volume weighted-average price, or VWAP, of NASDAQ OMX’s common stock during the 10 day period immediately preceding the date on which the results of the shareholder vote are calculated. At the time of conversion, the VWAP is subject to a floor price of 80% of the price of NASDAQ OMX’s common stock as of the initial issuance date, and a ceiling price of 120% of the price of NASDAQ OMX’s common stock as of the initial issuance date.

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

The following table presents for each of the above hierarchy levels, our financial assets and liabilities that are measured at fair value on a recurring basis at March 31, 2010.

	Balance as of March 31, 2010	Fair Value Measurements
		(Level 1)	(Level 2)	(Level 3)
		(in millions)
Financial Assets Measured at Fair Value on a Recurring Basis
Market value, outstanding derivative positions(1)	$1,846	$—	$1,846	$—
Financial investments, at fair value(2)	261	261	—	—

Total	$2,107	$261	$1,846	$—

Financial Liabilities Measured at Fair Value on a Recurring Basis
Market value, outstanding derivative positions(1)	$1,846	$—	$1,846	$—
Other accrued liabilities(3)	1	—	1	—

Total	$1,847	$—	$1,847	$—

(1)

Represents net amounts associated with our clearing operations in the derivatives markets of NASDAQ OMX Commodities and NASDAQ OMX Stockholm. Receivables and payables attributable to outstanding derivative positions have been netted to the extent that such a legal offset right exists and, at the same time, if it is our intention to settle these items. See “Market Value, Outstanding Derivative Positions” below for further discussion.

(2)

Primarily comprised of Swedish government debt securities. These securities are classified as trading securities and $177 million are restricted assets to meet regulatory capital requirements for NASDAQ OMX Stockholm’s clearing operations.

(3)	Primarily comprised of foreign exchange contracts.

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

(1)

Represents net amounts associated with our clearing operations in the derivatives markets of NASDAQ OMX Commodities and NASDAQ OMX Stockholm. Receivables and payables attributable to outstanding derivative positions have been netted to the extent that such a legal offset right exists and, at the same time, if it is our intention to settle these items. See “Market Value, Outstanding Derivative Positions” below for further discussion.

(2)

Primarily comprised of Swedish government debt securities. These securities are classified as trading securities and $183 million are restricted assets to meet regulatory capital requirements for NASDAQ OMX Stockholm’s clearing operations.

(3)

Primarily includes our interest rate swaps included in other liabilities in the Condensed Consolidated Balance Sheets. We determine the fair value of our interest rate swap contracts using standard valuation models that are based on market-based observable inputs including forward and spot exchange rates and interest rate curves. See “Cash Flow Hedges,” of Note 14, “Derivative Financial Instruments and Hedging Activities,” for further discussion.

Market Value, Outstanding Derivative Positions at NASDAQ OMX Commodities and NASDAQ OMX Stockholm

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

The structure and operations of NASDAQ OMX Commodities and NASDAQ OMX Stockholm differ from other clearinghouses. NASDAQ OMX Commodities and NASDAQ OMX Stockholm are not member-owned organizations, do not maintain a guarantee fund to which members contribute and do not enforce loss sharing assessments amongst members. In addition, unlike other clearinghouses, they do not record any margin deposits and guarantee funds in the Condensed Consolidated Balance Sheets, as all risks and rewards of collateral ownership, including interest, belongs to the counterparty.

As such, the market value of the above mentioned derivative contracts for NASDAQ OMX Commodities and NASDAQ OMX Stockholm are reported gross on the balance sheet as a receivable pertaining to the purchasing party and a payable pertaining to the selling party. Such receivables and payables attributable to outstanding derivative positions have been netted to the extent that such a legal offset right exists and, at the same time, if it is our intention to settle these items. At March 31, 2010, our market value of outstanding derivative positions in the Condensed Consolidated Balance Sheets was $1.8 billion. See “Guarantees Issued, Credit Facilities Available and Collateral Received for Clearing Operations,” of Note 15, “Commitments, Contingencies and Guarantees,” for further discussion of our guarantees on the fulfillment of these contracts and collateral received.

The following table presents the fair value of our outstanding derivative positions at March 31, 2010 and December 31, 2009 prior to netting.

	March 31, 2010		December 31, 2009
	Asset	Liability	Asset	Liability
	(in millions)
Forwards and options(1) (2)	$1,554	$1,554	$1,642	$1,642
Stock options and futures(2) (3)	149	149	194	194
Index options and futures(2) (3)	126	126	235	235
Fixed-income options and futures(2) (3)	211	211	131	131

Total	$2,040	$2,040	$2,202	$2,202

(1)

We determine the fair value of our forward contracts using standard valuation models that are based on market-based observable inputs including LIBOR rates and the spot price of the underlying instrument.

(2)

We determine the fair value of our option contracts using standard valuation models that are based on market-based observable inputs including implied volatility, interest rates and the spot price of the underlying instrument.

(3)	We determine the fair value of our future contracts based upon quoted market prices and average quoted market yields.

We also consider our debt obligations to be financial instruments. The fair value of our debt obligations was estimated using discounted cash flow analyses based on our assumed incremental borrowing rates for similar types of borrowing arrangements and a Black-Scholes valuation technique that is utilized to calculate the convertible option value for the 3.75% convertible notes and the 2.50% convertible senior notes. At March 31, 2010, the carrying value of our debt obligations, before the $50 million unamortized debt discount on the 2.50% convertible senior notes, was approximately $5 million less than fair value. The difference primarily relates to an increase in the fair value on the 2.50% convertible senior notes as a result of an upgrade in our credit rating by S&P in January 2010, partially offset by a decrease in fair value on the 2.50% convertible senior notes due to the convertible option feature which is equivalent to a conversion price of approximately $55.13 as compared to the closing price of $21.12 at March 31, 2010. At December 31, 2009, the carrying value of our debt obligations, before the $54 million unamortized debt discount on the 2.50% convertible senior notes, was approximately $20 million more than fair value, primarily due to a decrease in fair value on the 2.50% convertible senior notes due to the convertible option feature which is equivalent to a conversion price of approximately $55.13 as compared to the closing price of $19.82 at December 31, 2009. For further discussion of our debt obligations, see Note 8, “Debt Obligations.”

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

Fair Value Hedges

Depending on market conditions, we may use foreign currency future, forward and option contracts to limit our exposure to foreign currency exchange rate fluctuations on contracted revenue streams (hedged item) relating to our Market Technology sales. When the contracted revenue streams meet the definition of a firm commitment, these derivative contracts may be designated as fair value hedges if the applicable hedge criteria are met. Changes in fair value on the derivatives and the related hedged items are recognized in the Condensed Consolidated Statements of Income. As of March 31, 2010 and December 31, 2009, there were no outstanding fair value hedges.

Cash Flow Hedges

In the third quarter of 2008, we entered into interest rate swap agreements that effectively converted $200 million of our senior secured credit facilities in place as of December 31, 2009, which was floating rate debt, to a fixed rate basis through August 2011, thus reducing the impact of interest rate changes on future interest expense. In the first quarter of 2010, in connection with the repayment of our senior secured credit facilities in place as of December 31, 2009, we terminated our interest rate swaps and reclassified into earnings the unrealized loss of $9 million which was included in accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets at December 31, 2009. This loss is included in general, administrative and other expense in the Condensed Consolidated Statements of Income for the three months ended March 31, 2010. See “Senior Unsecured Notes, Credit Facility and Repayment of Our Senior Secured Credit Facilities in Place as of December 31, 2009,” of Note 8, “Debt Obligations,” for further discussion.

All derivative contracts used to manage interest rate risk are measured at fair value and are recorded in assets or liabilities as appropriate with the offset in accumulated other comprehensive loss within NASDAQ OMX stockholders’ equity in the Condensed Consolidated Balance Sheets. Any ineffectiveness would impact earnings through interest expense. There was no material ineffectiveness recorded in earnings for the three months ended March 31, 2010 and 2009. As of March 31, 2010, there were no outstanding cash flow hedges.

Net Investment Hedges

Net assets of our foreign subsidiaries are exposed to volatility in foreign currency exchange rates. We may utilize net investment hedges to offset the translation adjustment arising from remeasuring our investment in foreign subsidiaries. As of March 31, 2010, there were no outstanding net investment hedges.

Derivatives Not Designated as Hedges

NASDAQ OMX may also enter into economic hedges that either do not qualify or are not designated for hedge accounting treatment. This type of hedge is undertaken when hedge accounting requirements cannot be achieved or management decides not to apply hedge accounting.

We did not enter into any material economic hedges that did not qualify or were not designated for hedge accounting during the three months ended March 31, 2010 and 2009.

Fair Value of Derivative Instruments

The following table presents the fair value amounts and balance sheet location of our derivative instruments prior to netting:

	March 31, 2010 Fair Value		December 31, 2009 Fair Value
	Asset	Liability	Asset	Liability
	(in millions)
Derivatives Designated as Hedging Instruments
Cash flow hedges
Interest rate swaps(1)	$—	$—	$—	$9

Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts(2)	—	1	—	1

Total derivatives	$—	$1	$—	$10

(1)	Included in other liabilities in the Condensed Consolidated Balance Sheets.
(2)	Included in other accrued liabilities in the Condensed Consolidated Balance Sheets.

15. Commitments, Contingencies and Guarantees

Guarantees Issued, Credit Facilities Available and Collateral Received for Clearing Operations

Through our clearing operations of our subsidiaries NASDAQ OMX Commodities, NASDAQ OMX Stockholm, IDCG, and NOCC in derivatives and OTC power and gas, we are the legal counterparty for each position traded and thereby guarantee the fulfillment of each contract. We are required to pledge collateral for commitments with other clearinghouses. The amount of these commitments is calculated on the gross exposure between the clearinghouses. As collateral for these obligations, we have obtained financial guarantees and credit facilities which are guaranteed by us through counter indemnities. At March 31, 2010, financial guarantees pledged as collateral totaled $5 million. Credit facilities available to be pledged as collateral totaled $183 million, of which $0.4 million was utilized as of March 31, 2010. At December 31, 2009, these credit facilities totaled $185 million, none of which was utilized.

In addition, we obtained credit facilities to satisfy regulatory requirements totaling $236 million, none of which was utilized as of March 31, 2010. At December 31, 2009, these credit facilities totaled $232 million, none of which was utilized.

See “Other Credit Facilities,” of Note 8, “Debt Obligations,” for further discussion.

We require our customers and clearing members to pledge collateral and meet certain minimum financial standards to mitigate the risk if they become unable to satisfy their obligations. Total customer pledged collateral with NASDAQ OMX Commodities and NASDAQ OMX Stockholm was $6.1 billion at March 31, 2010 and December 31, 2009. This pledged collateral is held by a custodian bank. Since these funds are not held by NASDAQ OMX Commodities and NASDAQ OMX Stockholm and they are not available for our use, we do not receive any interest income on these funds. Customer pledged cash collateral held by NOCC was $11 million at March 31, 2010 and is included in restricted cash with an offsetting liability included in other accrued liabilities in the Condensed Consolidated Balance Sheets, as the risks and rewards of collateral ownership, including interest income, belongs to NOCC. Clearing member pledged cash collateral held by IDCG was $3 million at March 31, 2010 and is included in non-current restricted cash with an offsetting liability included in other accrued liabilities in the Condensed Consolidated Balance Sheets, as the risks and rewards of collateral ownership, including interest income, belongs to IDCG.

We believe that the potential for us to be required to make payments under these arrangements is mitigated through the pledged collateral and our risk management policies. Accordingly, no contingent liability is recorded in the Condensed Consolidated Balance Sheets for these arrangements.

Other Guarantees

We have provided other guarantees as of March 31, 2010 of $25 million, primarily related to obligations for our rental and leasing contracts. In addition, for certain Market Technology contracts, we have provided performance guarantees of $5 million related to the delivery of software technology and support services. We have received financial guarantees from various financial institutions to support the above guarantees. At December 31, 2009, the total of these guarantees was $35 million.

We have also provided a $25 million guarantee to our wholly-owned subsidiary, NOCC to cover losses associated with customer defaults, net of any collateral posted against such losses.

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

Our Market Services segment includes our U.S. and European Transaction Services businesses and our Market Data business, which are interrelated because the Transaction Services businesses generate the quote and trade information that we sell to market participants and data distributors. Market Services also includes our Broker Services business. Our Broker Services operations offer technology and customized securities administration solutions to financial participants in the Nordic markets.

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

The following table presents certain information regarding these operating segments for the three months ended March 31, 2010 and 2009.

	Market Services	Issuer Services	Market Technology	Corporate Items and Eliminations	Consolidated
	(in millions)
Three months ended March 31, 2010
Total revenues	$645	$84	$34	$1	$764
Cost of revenues	(404)	—	—	—	(404)

Revenues less liquidity rebates, brokerage, clearance and exchange fees	241	84	34	1	360

Income (loss) before income taxes (1)	$100	$31	$2	$(44)	$89

	Market Services	Issuer Services	Market Technology	Corporate Items and Eliminations	Consolidated
	(in millions)
Three months ended March 31, 2009
Total revenues	$785	$80	$29	$1	$895
Cost of revenues	(526)	—	—	—	(526)

Revenues less liquidity rebates, brokerage, clearance and exchange fees	259	80	29	1	369

Income before income taxes	$118	$22	$1	$1	$142

(1)

For the three months ended March 31, 2010, corporate items and eliminations include charges of $40 million related to the repayment of our senior secured credit facilities in place as of December 31, 2009. See “Senior Unsecured Notes, Credit Facility and Repayment of Our Senior Secured Credit Facilities in Place as of December 31, 2009,” of Note 8, “Debt Obligations,” for further discussion.

For further discussion of our segments’ results, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Segment Operating Results.”

17. Subsequent Event

On April 28, 2010, we announced our decision to close our pan-European multilateral trading facility NASDAQ OMX Europe, or NEURO. The last day of trading is expected to be May 21, 2010. We will retain our London office and data hub, where we support trading and market data clients, run the U.K. power exchange N2EX, and manage our overseas listings operation. Our decision to close NEURO will not have a significant impact on our future results of operations.

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

Financial Highlights

The following summarizes significant changes in our financial performance for the three months ended March 31, 2010 when compared with the same period in 2009. In countries with currencies other than the U.S. dollar, revenues and expenses are translated using monthly average exchange rates. The following discussion of results of operations isolates the impact of year-over-year foreign currency fluctuations to better measure the comparability of operating results between periods. Operating results excluding the impact of foreign currency fluctuations are calculated by translating the current year’s results by the prior period’s exchange rates.

•

Revenues less liquidity rebates, brokerage, clearance and exchange fees decreased $9 million, or 2.4%, to $360 million in the first quarter of 2010, compared with $369 million in the same period in 2009, reflecting a decrease in revenues of $24 million and a favorable impact from foreign exchange of $15 million. The decrease in revenues primarily reflected a decrease in Market Services revenues less liquidity rebates, brokerage, clearance and exchange fees of $18 million. This decrease was primarily due to a decrease in U.S. cash equity trading revenues less liquidity rebates, brokerage, clearance and exchange fees of $23 million caused by declines in industry volumes, a small decline in market share and lower average net fees per share matched on NASDAQ’s trading system. This decrease in Market Services revenues less liquidity rebates, brokerage, clearance and exchange fees was partially offset by a favorable impact from foreign exchange of $9 million.

•

Operating expenses increased $45 million, or 22.2%, to $248 million in the first quarter of 2010, compared with $203 million for the same period in 2009, reflecting an increase in operating expenses of $34 million and an unfavorable impact from foreign exchange of $11 million. The increase in operating expenses was primarily due to a pre-tax charge of $40 million incurred in January 2010 as a result of the repayment of our senior secured credit facilities in place as of December 31, 2009, partially offset by lower merger expenses.

These current and prior year items are discussed in more detail below.

Business Environment

We serve listed companies, market participants and investors by providing high quality cash equity, fixed-income and derivative markets, thereby facilitating economic growth and corporate entrepreneurship. We also provide market technology to exchanges and markets around the world. In broad terms, our business performance is impacted by a number of drivers including macroeconomic events affecting the risk and return of financial assets, investor sentiment, government and private sector demands for capital, the regulatory environment for capital markets, and the changing technology in the financial services industry. Our future revenues and net income will continue to be influenced by a number of domestic and international economic trends including:

•	Trading volumes, particularly in U.S. and Nordic equity and derivative securities, which are driven primarily by overall macroeconomic conditions;

•

The number of companies seeking equity financing, which is affected by factors such as investor demand, the global economy, availability of diverse sources of financing, and tax and regulatory policies;

•	The ability of the credit markets to provide liquidity to our technology customers, suppliers, trading participants, and listed companies;

•	The emergence of new market participants seeing opportunities in the recovering global economy;

•	The increasing optimism of our technology customers about the outlook for capital markets and economic stability;

•	Continuing pressure in transaction fee pricing due to intense competition in the U.S. and Europe;

•	Competition for listings and trade executions related to pricing, and product and service offerings;

•	Regulatory changes imposed upon certain types of instruments, transactions, or capital market participants; and

•	Technological advancements and members’ demand for speed, efficiency, and reliability.

Currently our business drivers are characterized by improvement in investors’ outlook for financial institutions and global economic growth, continued declines in the levels of market volatility, the prospect for new regulatory initiatives, and continued rapid evolution and deployment of new technology in the financial services industry. The business environment that influenced our financial performance for the first quarter of 2010 can be characterized as follows:

•

A much improved pace of new equity issuance relative to the first quarter of 2009 in the U.S. with 33 IPOs across all exchanges in the U.S. and 15 new IPOs on The NASDAQ Stock Market. IPO activity has also improved in the Nordics with three IPOs on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic;

•	Increasing accessibility of debt and equity capital for both new and established companies during the quarter;

•

A 36% reduction in activity experienced by The NASDAQ Stock Market relative to the first quarter of 2009 in U.S. equity matched shares, partially offset by the share volume growth of NASDAQ OMX BX. Matched share volume for all our U.S. markets declined 24% in the first quarter of 2010 driven by decreased trading levels and diminished volatility, loss of U.S. market share, and the unsustainably elevated trading levels of early 2009 due to the financial crisis;

•

A 30% growth relative to the first quarter of 2009 in the number of equity transactions on our Nordic and Baltic exchanges driven by a continuous decline in the average trade size and strong growth in the level of algorithmic trading;

•	A 9% growth relative to the first quarter of 2009 in the value of equity transactions on our Nordic and Baltic exchanges resulting from higher 12-month average equity valuations;

•

A 23% growth experienced by our Nordic and Baltic exchanges relative to the first quarter of 2009 in the number of traded derivatives contracts in equity related products (excluding EDX London Limited, or EDX, and Eurex contracts) driven by an increase in the number of derivative members and increased market share in competitively listed products;

•	A 37% growth relative to the first quarter of 2009 in number of cleared derivatives contracts in fixed-income related products on our Nordic and Baltic exchanges;

•	Intense competition among U.S. exchanges for both equity trading volume and listings, and strong competition between multilateral trading facilities and exchanges in Europe for equity trading volume;

•	Globalization of exchanges, customers and competitors extending the competitive horizon beyond national markets; and

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

	Three Months Ended March 31,
	2010	2009
Market Services
Cash Equity Trading
NASDAQ securities
Average daily share volume (in billions)	2.34	2.23
Matched market share executed on NASDAQ	29.1%	38.4%
Matched market share executed on NASDAQ OMX BX	3.7%	0.2%
Market share reported to the FINRA/NASDAQ Trade Reporting Facility(1)	38.6%	31.1%
Total market share(2)	71.5%	69.6%
NYSE securities
Average daily share volume (in billions)	4.83	6.34
Matched market share executed on NASDAQ	15.2%	18.3%
Matched market share executed on NASDAQ OMX BX	4.4%	0.1%
Market share reported to the FINRA/NASDAQ Trade Reporting Facility(1)	33.5%	27.6%
Total market share(2)	53.1%	46.1%
NYSE Amex and regional securities
Average daily share volume (in billions)	1.47	2.36
Matched market share executed on NASDAQ	21.6%	29.5%
Matched market share executed on NASDAQ OMX BX	2.4%	0.4%
Market share reported to the FINRA/NASDAQ Trade Reporting Facility(1)	32.3%	26.5%
Total market share(2)	56.3%	56.3%
Total U.S.-listed equities
Average daily share volume (in billions)	8.64	10.93
Matched share volume (in billions)	126.2	166.7
Matched market share executed on NASDAQ	20.0%	24.8%
Matched market share executed on NASDAQ OMX BX	3.9%	0.2%
NASDAQ OMX Nordic and NASDAQ OMX Baltic
Average daily number of equity trades	278,372	214,720
Average daily value of shares traded (in billions)	$3.6	$2.8
Derivative Trading and Clearing
U.S. Equity Options
Average daily volume (in millions)	14.0	13.1
NASDAQ OMX PHLX matched market share	21.3%	17.0%
The NASDAQ Options Market matched market share	2.5%	2.7%
NASDAQ OMX Nordic and NASDAQ OMX Baltic
Average Daily Volume:
Equity option and fixed-income contracts	421,275	334,085
Nordic equity option contracts traded on EDX(3)	—	131,018
Finnish option contracts traded on Eurex	108,576	95,401
NASDAQ OMX Commodities
Clearing Turnover:
Power contracts (TWh)(4)	688.0	596.4
Carbon contracts (1000 tCO2)(4)	11,892	11,315
Issuer Services
Initial public offerings
NASDAQ	15	—
Exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic	3	—
New listings
NASDAQ(5)	41	16
Exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic	6	4
Number of listed companies
NASDAQ(6)	2,823	2,965
Exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic(7)	792	817
Market Technology
Order intake (in millions)(8)	$50	$9
Total order value (in millions)(9)	$496	$340

(1)	Transactions reported to the FINRA/NASDAQ Trade Reporting Facility.
(2)	Includes transactions executed on both NASDAQ’s and NASDAQ OMX BX’s systems plus trades reported through the FINRA/NASDAQ Trade Reporting Facility.
(3)	In December 2009, derivative volume was transferred to NASDAQ OMX from EDX.
(4)	Transactions executed on Nord Pool and reported for clearing to NASDAQ OMX Commodities measured by Terawatt hours (TWh) and one thousand metric tons of carbon dioxide (1000 tCO2).
(5)	New listings include IPOs, including those completed on a best efforts basis, issuers that switched from other listing venues, closed-end funds and separately listed ETFs.
(6)	Number of listed companies for NASDAQ at period end, including separately listed ETFs.
(7)	Represents companies listed on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic and companies on the alternative markets, NASDAQ OMX First North, at period end.
(8)	Total contract value of orders signed.
(9)

Represents total contract value of orders signed that are yet to be recognized as revenue. Market Technology deferred revenue, as discussed in Note 7, “Deferred Revenue,” represents cash payments received that are yet to be recognized as revenue for these signed orders.

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

Segment Operating Results

Of our total first quarter 2010 revenues less liquidity rebates, brokerage, clearance and exchange fees of $360 million, 66.9% was from our Market Services segment, 23.3% was from our Issuer Services segment, 9.5% was from our Market Technology segment and 0.3% related to other revenues. Of our total first quarter 2009 revenues less liquidity rebates, brokerage, clearance and exchange fees of $369 million, 70.2% was from our Market Services segment, 21.7% was from our Issuer Services segment, 7.9% was from our Market Technology segment and 0.2% related to other revenues.

The following table shows our total revenues, cost of revenues and revenues less liquidity rebates, brokerage, clearance and exchange fees by segment:

	Three Months Ended March 31,		Percentage
	2010	2009	Change
	(in millions)
Market Services	$645	$785	(17.8)%
Cost of revenues	(404)	(526)	(23.2)%

Market Services revenues less liquidity rebates, brokerage, clearance and exchange fees	241	259	(6.9)%
Issuer Services	84	80	5.0%
Market Technology	34	29	17.2%
Other	1	1	—

Total revenues less liquidity rebates, brokerage, clearance and exchange fees	$360	$369	(2.4)%

MARKET SERVICES

The following table shows total revenues less liquidity rebates, brokerage, clearance and exchange fees from our Market Services segment:

	Three Months Ended March 31,		Percentage
	2010	2009	Change
	(in millions)
Transaction Services
Cash Equity Trading Revenues:
U.S. cash equity trading(1)	$396	$563	(29.7)%
Cost of revenues:
Liquidity rebates	(284)	(438)	(35.2)%
Brokerage, clearance and exchange fees(1)	(80)	(70)	14.3%

Total U.S. cash equity cost of revenues	(364)	(508)	(28.3)%

U.S. cash equity trading revenues less liquidity rebates, brokerage, clearance and exchange fees	32	55	(41.8)%
European cash equity trading	24	25	(4.0)%

Total cash equity trading revenues less liquidity rebates, brokerage, clearance and exchange fees	56	80	(30.0)%

Derivative Trading and Clearing Revenues:
U.S. derivative trading and clearing(2)	73	52	40.4%
Cost of revenues:
Liquidity rebates	(36)	(17)	#
Brokerage, clearance and exchange fees(2)	(4)	(1)	#

Total U.S. derivative trading and clearing cost of revenues	(40)	(18)	#

U.S. derivative trading and clearing revenues less liquidity rebates, brokerage, clearance and exchange fees	33	34	(2.9)%

European derivative trading and clearing revenues	28	21	33.3%

Total derivative trading and clearing revenues less liquidity rebates, brokerage, clearance and exchange fees	61	55	10.9%

Access Services Revenues	38	32	18.8%

Total Transaction Services revenues less liquidity rebates, brokerage, clearance and exchange fees	155	167	(7.2)%

Market Data
Net U.S. tape plans	31	34	(8.8)%
U.S. market data products	31	29	6.9%
European market data products	18	19	(5.3)%

Total Market Data revenues	80	82	(2.4)%

Broker Services	4	8	(50.0)%
Other Market Services	2	2	—

Total Market Services revenues less liquidity rebates, brokerage, clearance and exchange fees	$241	$259	(6.9)%

#	Denotes a variance equal to or greater than 100.0%.
(1)

Includes Section 31 fees of $55 million in first quarter of 2010 and $25 million in the first quarter of 2009. Section 31 fees are recorded as U.S. cash equity trading revenues with a corresponding amount recorded in cost of revenues.

(2)

Includes Section 31 fees of $4 million in the first quarter of 2010 and $1 million in the first quarter of 2009. Section 31 fees are recorded as U.S. derivative trading and clearing revenues with a corresponding amount recorded in cost of revenues.

Transaction Services

Transaction Services revenues less liquidity rebates, brokerage, clearance and exchange fees decreased in the first quarter of 2010 compared with the same period in 2009. The decrease in the first quarter of 2010 was primarily due to a decrease in cash equity trading revenues less liquidity rebates, brokerage, clearance and exchange fees. Partially offsetting this decrease were increases in derivative trading and clearing revenues less liquidity rebates, brokerage, clearance and exchange fees as well as in access services revenues.

U.S. Cash Equity Trading Revenues

U.S. cash equity trading revenues less liquidity rebates, brokerage, clearance and exchange fees decreased in the first quarter of 2010 compared with the same period in 2009. The decrease in the first quarter of 2010 was primarily due to declines in matched share volume and lower average net fees per share matched on NASDAQ’s trading system.

U.S. cash equity trading revenues decreased in the first quarter of 2010 compared with the same period in 2009. The decrease in the first quarter of 2010 was primarily due to declines in matched share volume on NASDAQ’s trading system, partially offset by higher Section 31 revenues due to higher rates charged by us to customers in the first quarter 2010 compared to the same period in 2009.

As discussed above, we record Section 31 fees as U.S. cash equity trading revenues with a corresponding amount recorded as cost of revenues. We are assessed these fees from the SEC and pass them through to our customers in the form of incremental fees. Since the amount recorded in revenues is equal to the amount recorded in cost of revenues, there is no impact on our revenues less liquidity rebates, brokerage, clearance and exchange fees. Section 31 fees were $55 million in the first quarter of 2010 compared with $25 million in the first quarter of 2009. The increase is primarily due to higher Section 31 fee rates in the first quarter of 2010 compared with the same period in 2009.

Liquidity rebates, in which we credit a portion of the per share execution charge to the market participant that provides the liquidity, decreased in the first quarter of 2010 compared with the same period in 2009. The decrease was primarily due to a lower number of shares matched on NASDAQ’s trading system.

Brokerage, clearance and exchange fees increased in the first quarter of 2010 compared with the same period in 2009. The increase was primarily due to higher Section 31 fee rates, partially offset by lower routing costs due to a decrease in the amount of volume routed by NASDAQ.

European Cash Equity Trading Revenues

European cash equity trading revenues include trading revenues from equity products traded on NASDAQ OMX Europe and the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic. European cash equity trading revenues decreased in the first quarter of 2010 compared with the same period in 2009, primarily due to lower average fees, partially offset by a favorable impact from foreign exchange of $2 million.

U.S. Derivative Trading and Clearing Revenues

U.S. derivative trading and clearing revenues less liquidity rebates, brokerage, clearance and exchange fees decreased in the first quarter of 2010 compared with the same period in 2009 primarily due to lower average net fees for traded contracts.

U.S. derivative trading and clearing revenues increased in the first quarter of 2010 compared with the same period in 2009 primarily due to a revised fee structure implemented in the first quarter of 2010 and an increase in Section 31 revenues due to higher rates in the first quarter of 2010.

As discussed above, Section 31 fees are recorded as U.S. derivative trading and clearing revenues with a corresponding amount recorded as cost of revenues. We are assessed these fees from the SEC and pass them through to our customers in the form of incremental fees. Since the amount recorded in revenues is equal to the amount recorded in cost of revenues, there is no impact on our revenues less liquidity rebates, brokerage, clearance and exchange fees. Section 31 fees were $4 million in the first quarter of 2010 compared with $1 million in the same period in 2009.

Liquidity rebates, in which we credit a portion of the per share execution charge to the market participant that provides the liquidity, increased in the first quarter of 2010 compared with the same period in 2009 primarily due to a revised fee structure implemented in the first quarter of 2010.

Brokerage, clearance and exchange fees increased in the first quarter of 2010 compared with the same period in 2009 primarily due to an increase in Section 31 fees due to higher fee rates in the first quarter of 2010.

European Derivative Trading and Clearing Revenues

European derivative trading and clearing revenues include trading and clearing revenues from derivative products traded on NASDAQ OMX Stockholm and NASDAQ OMX Copenhagen and also include revenues from NASDAQ OMX Commodities.

European derivative trading and clearing revenues increased in the first quarter of 2010 compared with the same period in 2009 primarily due to higher clearing activity for energy contracts, and increases in trading volume for index options and futures contracts. Contributing to the increase in trading volumes for index options and futures contracts is the transfer of trading to NASDAQ OMX that was previously transacted at EDX. Also contributing to the increase in revenues was a $4 million favorable impact from foreign exchange.

European derivative trading and clearing revenues include:

•	cleared energy and carbon products revenues of $10 million in the first quarter of 2010 compared with $9 million in the first quarter of 2009;

•	trading and clearing revenues for stock and index derivatives of $12 million in the first quarter of 2010 compared with $9 million in the first quarter of 2009;

•	clearing revenues from fixed income products of $5 million in the first quarter of 2010 compared with $3 million in the first quarter of 2009; and

•

other revenues and fees of $1 million in the first quarter of 2010 due to the provision of trading and clearing operations to a new Dutch trading platform called The Order Machine commencing in the first half of 2009.

Access Services Revenues

Access services revenues increased in the first quarter of 2010 compared with the same period in 2009 primarily due to (i) revised fees for access services, (ii) increases in customer demand for network connectivity and (iii) continued expansion of our co-location services.

Market Data

Market Data revenues decreased in the first quarter of 2010 compared with the same period in 2009 primarily due to a decrease in net U.S. tape plans revenues and a decline in European market data products revenues, partially offset by an increase in U.S. market data products revenues and a favorable impact from foreign exchange of $2 million.

The decline in net U.S. tape plans revenues in the first quarter of 2010 compared to the same period in 2009 was primarily due to declines in NASDAQ’s trading and quoting market share of U.S. equities, as calculated under the SEC-mandated market data revenue trading and quoting formula, and reductions in the size of the tape plan revenue pools mainly driven by declines in subscriber populations.

The increase in U.S. market data products revenues in the first quarter of 2010 compared to the same period in 2009 was primarily due to growth of products such as the NASDAQ Global Index Data Service, which was launched in the first quarter of 2009, growth in TotalView distributors and other proprietary data products.

The decrease in European market data products revenues in the first quarter of 2010 compared to the same period in 2009 was primarily due to declines in subscriber populations, partially offset by a favorable impact from foreign exchange of $2 million.

Broker Services

Broker Services revenues decreased in the first quarter of 2010 compared with the same period in 2009 primarily due to the sale of our Broker Services operations in the United Kingdom in November 2009, partially offset by a favorable impact from foreign exchange of $1 million.

ISSUER SERVICES

The following table shows revenues from our Issuer Services segment:

	Three Months Ended March 31,		Percentage
	2010	2009	Change
	(in millions)
Global Listing Services:
Annual renewal fees	$28	$29	(3.4)%
Listing of additional shares fees	9	10	(10.0)%
Initial listing fees	5	5	—

Total U.S. listing fees	42	44	(4.5)%
European listing fees	13	11	18.2%
Corporate Services	17	16	6.3%

Total Global Listing Services	72	71	1.4%
Global Index Group	12	9	33.3%

Total Issuer Services revenues	$84	$80	5.0%

Global Listing Services

U.S. Listing Services Revenues

Annual renewal fees decreased slightly in the first quarter of 2010 compared with the same period in 2009, primarily due to a decrease in the number of listed companies on The NASDAQ Stock Market. The number of companies listed on The NASDAQ Stock Market on January 1, 2010 was 2,852, compared to 3,023 on January 1, 2009, the date on which listed companies were billed their annual fees. The decrease in the number of listed companies was due to 302 delistings from The NASDAQ Stock Market in 2009, partially offset by 131 new listings. The number of listed companies as of January 1, 2010 and 2009 includes separately listed ETFs. Annual renewal fees are recognized ratably over a 12-month period.

Listing of additional shares fees decreased slightly in the first quarter of 2010 compared with the same period in 2009. Listing of additional shares fees are amortized on a straight-line basis over an estimated service period of four years.

Initial listing fees remained flat in the first quarter of 2010 compared with the same period in 2009. There were 41 new listings, including 15 IPOs, during the first quarter of 2010 compared with 16 new listings, with no new IPOs, during the first quarter of 2009. The increase in new listings during 2010 will impact future revenues as these fees are amortized on a straight-line basis over an estimated service period of six years.

European Listing Services Revenues

European Listing Services revenues increased in the first quarter of 2010 compared with the same period in 2009 primarily due to an increase in the market capitalization of Nordic issuers as well as a favorable impact from foreign exchange of $1 million. Partially offsetting these increases was a decrease in revenues due to a decrease in the number of listed companies from 817 as of March 31, 2009 to 792 as of March 31, 2010. These revenues are recognized ratably over a 12-month period.

Corporate Services Revenues

Corporate Services revenues increased slightly in the first quarter of 2010 compared with the same period in 2009 primarily due to expanding customer utilization of the services and products of Directors Desk, Shareholder.com, and GlobeNewswire. Partially offsetting these increases in the first quarter of 2010 was a decrease in revenues from insurance brokerage products and services primarily due to the sale of substantially all of our Carpenter Moore business in October 2009.

Global Index Group Revenues

Global Index Group revenues increased in the first quarter of 2010 compared with the same period in 2009 primarily due to an increase in underlying assets associated with NASDAQ OMX-licensed ETFs and other financial products.

MARKET TECHNOLOGY

The following table shows the revenues from our Market Technology segment:

	Three Months Ended March 31,		Percentage
	2010	2009	Change
	(in millions)
Market Technology:
License, support and project revenues	$27	$21	28.6%
Facility management services	6	6	—
Other revenues	1	2	(50.0)%

Total Market Technology revenues	$34	$29	17.2%

Market Technology revenues increased in the first quarter of 2010 compared with the same period in 2009 primarily due to an increase in license, support and project revenues due to new license and support clients and increased deliveries of market technology contracts, as well as a favorable impact from foreign exchange of $4 million in the first quarter of 2010. Facility management services fees remained flat in the first quarter of 2010 compared with the same period in 2009. Other revenues decreased slightly in the first quarter of 2010 compared with the same period in 2009 primarily due to lower advisory and consulting revenues.

Expenses

Operating Expenses

The following table shows our operating expenses:

	Three Months Ended March 31,		Percentage
	2010	2009	Change
	(in millions)
Compensation and benefits	$99	$97	2.1%
Marketing and advertising	4	2	#
Depreciation and amortization	25	24	4.2%
Professional and contract services	19	18	5.6%
Computer operations and data communications	16	15	6.7%
Occupancy	22	17	29.4%
Regulatory	9	9	—
Merger expenses	—	8	#
General, administrative and other	54	13	#

Total operating expenses	$248	$203	22.2%

#	Denotes a variance equal to or greater than 100.0%.

Total operating expenses increased in the first quarter of 2010 compared with the same period in 2009. The increase primarily related to charges incurred related to the repayment of our senior secured credit facilities in place as of December 31, 2009, as well as an unfavorable impact from foreign exchange of $11 million.

Compensation and benefits expense increased in the first quarter of 2010 compared with the same period in 2009. The increase was primarily due to an unfavorable impact from foreign exchange of $5 million in the first quarter 2010, partially offset by a decline in headcount. Headcount, including staff employed at consolidated entities where we have a controlling financial interest, decreased to 2,215 employees at March 31, 2010 compared with 2,572 employees at March 31, 2009. The decrease in headcount was due to the sale of substantially all of our Carpenter Moore business and our Broker Services operations in the United Kingdom in the fourth quarter of 2009, as well as a reduction in staffing needs driven by successful integration efforts associated with our acquisition of PHLX.

Marketing and advertising expense increased in the first quarter of 2010 compared with the same period in 2009 primarily due to advertising for new issuers.

Occupancy expense increased in the first quarter of 2010 compared with the same period in 2009 primarily due to an increase in co-location rent related to the build-out of our data centers.

Merger expenses were $8 million in the first quarter of 2009. These costs were directly attributable to the business combination with OMX AB and the acquisition of PHLX, but did not qualify as purchase accounting adjustments. The costs primarily included consulting and legal costs related to our integration of OMX AB and PHLX.

General, administrative and other expense increased in the first quarter of 2010 compared with the same period in 2009. The increase was primarily due to charges incurred related to the repayment of our senior secured credit facilities in place as of December 31, 2009.

In January 2010, we recorded a pre-tax charge of $40 million, which included the write-off of the remaining unamortized balance of debt issuance costs incurred in conjunction with our senior secured credit facilities in place as of December 31, 2009 of $28 million, costs to terminate our float-to-fixed interest rate swaps previously designated as a cash flow hedge of $9 million and other costs of $3 million. See “Senior Unsecured Notes, Credit Facility and Repayment of Our Senior Secured Credit Facilities in Place as of December 31, 2009,” of Note 8, “Debt Obligations,” for further discussion.

Non-operating Income and Expenses

The following table presents our non-operating income and expenses:

	Three Months Ended March 31,		Percentage
	2010	2009	Change
	(in millions)
Interest income	$2	$5	(60.0)%
Interest expense	(25)	(27)	(7.4)%

Net interest expense	(23)	(22)	4.5%
Net loss from unconsolidated investees	—	(2)	#

Total non-operating income and expenses	$(23)	$(24)	(4.2)%

#	Denotes a variance equal to or greater than 100.0%.

Interest Income

Interest income decreased in the first quarter of 2010 compared with the same period in 2009 primarily due to lower average cash balances as well as lower average interest rates earned on our investments.

Interest Expense

Interest expense decreased in the first quarter of 2010 compared with the same period in 2009 primarily due to lower average outstanding debt obligations during the first quarter of 2010 compared with the first quarter of 2009 due to principal amortization payments and repurchases of our debt during 2009, partially offset by higher average interest rates during the first quarter of 2010.

Net Loss from Unconsolidated Investees

The net loss from unconsolidated investees in the first quarter of 2009 relates to our share of the earnings and losses from our ownership in unconsolidated equity method investees.

Income Taxes

NASDAQ OMX’s income tax provision was $29 million in the first quarter of 2010 compared with $48 million for the same period in 2009. The overall effective tax rate was 33% in the first quarter of 2010 and 34% in the first quarter of 2009. The lower effective tax rate in the first quarter of 2010 when compared to the same period in 2009 was primarily due to a decrease in state tax liabilities.

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

NASDAQ OMX and its eligible subsidiaries file a consolidated U.S. federal income tax return, and applicable state and local income tax returns and non-U.S. income tax returns. Federal income tax returns for years 2006-2008 are subject to examination by the Internal Revenue Service. Several state tax returns are currently under examination by the respective tax authorities for years 1996-1998 and 2000-2006 and we are subject to examination for 2007 and 2008. Non-U.S. tax returns are subject to review by the respective tax authorities for years 2002-2008. We anticipate that the amount of unrecognized tax benefits at March 31, 2010 will significantly decrease in the next twelve months as we expect to settle certain tax audits. The final outcome of such audits cannot yet be determined. We anticipate that such adjustments would not have a material impact on our financial position or results of operations.

In June 2009, NASDAQ OMX filed an application for an advance tax ruling with the Swedish Tax Council for Advanced Tax Rulings. The application was filed to confirm whether certain interest expense is deductible for Swedish tax purposes under legislation that became effective on January 1, 2009. We expect to receive a favorable response from the Swedish Tax Council for Advance Tax Rulings in the second quarter of 2010. We recorded the Swedish tax benefit as described above in our condensed consolidated financial statements. In the first quarter of 2010, we recorded a tax benefit of $5 million, or $0.02 per diluted share. Since January 1, 2009, we have recorded a tax benefit of $23 million, or $0.11 per diluted share.

Liquidity and Capital Resources

Overview

Global market and economic conditions appear to have rebounded from adverse levels experienced in 2009, and this recovery has reinvigorated financial markets. Many lenders and institutional investors have reestablished their lending practices and are now able to provide increased funding to borrowers, which has resulted in improved access to credit and positive liquidity growth. Our cost and availability of funding remain healthy and we expect to be positively impacted by continued improvements in the credit markets.

Historically, we have funded our operating activities and met our commitments through cash generated by operations, augmented by the periodic issuance of our common stock in the capital markets and by issuing debt obligations. In addition to these cash sources, we have a $250 million revolving credit commitment (including a swingline facility and letter of credit facility) under our credit facility to borrow funds.

In the near term, we expect that our operations will provide sufficient cash to fund our operating expenses, capital expenditures, interest payments on our debt obligations and our share repurchase program. Working capital (calculated as current assets less current liabilities) was $651 million at March 31, 2010, compared with $568 million at December 31, 2009, an increase of $83 million. As of March 31, 2010, our cash and cash equivalents of $535 million were primarily invested in money market funds. In the long-term, we may use both internally generated funds and external sources to satisfy our debt and other long-term liabilities.

Principal factors that could affect the availability of our internally-generated funds include:

•	deterioration of our revenues in any of our business segments;

•	changes in our working capital requirements; and

•	an increase in our expenses.

Principal factors that could affect our ability to obtain cash from external sources include:

•	operating covenants contained in our credit facility that limit our total borrowing capacity;

•	increases in interest rates applicable to our floating rate loans under our credit facility;

•	credit rating downgrades, which could limit our access to additional debt;

•	a decrease in the market price of our common stock; and

•	volatility in the public debt and equity markets.

The following sections discuss the effects of changes in our cash and cash equivalents and cash flows, indebtedness, contractual obligations and contingent commitments and derivative clearing and broker-dealer net capital requirements on our liquidity and capital resources.

Cash and Cash Equivalents and Changes in Cash Flows

Cash and cash equivalents include cash in banks and all non-restricted highly liquid investments with original maturities of three months or less at the time of purchase. Restricted cash, which was $44 million as of March 31, 2010 and $30 million as of December 31, 2009, is not available for general use by us due to regulatory and other requirements and is classified as restricted cash in the Condensed Consolidated Balance Sheets. Non-current restricted cash was $105 million at March 31, 2010 and $80 million at December 31, 2009, an increase of $25 million. As of March 31, 2010 and December 31, 2009, non-current restricted cash included a deposit in the guaranty fund of IDCG of $80 million. As of March 31, 2010, non-current restricted cash also includes our $25 million capital injection to NOCC to improve its liquidity position. These amounts are classified as non-current restricted cash in the Condensed Consolidated Balance Sheets.

The following tables summarize our cash and cash equivalents and changes in cash flows:

	March 31, 2010	December 31, 2009	Percentage Change
	(in millions)
Cash and cash equivalents (1)	$535	$594	(9.9)%

(1)	Cash and cash equivalents exclude restricted cash which is not available for general use by us due to regulatory and other requirements.

	Three Months Ended March 31,		Percentage
	2010	2009	Change
	(in millions)
Cash provided by (used in) operating activities	$(16)	$83	#
Cash provided by (used in) investing activities	33	(44)	#
Cash used in financing activities	(68)	(78)	(12.8)%
Effect of exchange rate changes on cash and cash equivalents	(8)	(2)	#

#	Denotes a variance greater than or equal to 100.0%.

Cash and Cash Equivalents

Cash and cash equivalents decreased $59 million from December 31, 2009 primarily due to cash used in financing activities, partially offset by cash provided by investing activities.

Changes in Cash Flows

Cash provided by (used in) operating activities

The following items impacted our cash used in operating activities for the three months ended March 31, 2010:

•

Increase in other assets of $85 million primarily related to a prepaid expense for a data center lease of $34 million, an increase in non-current restricted cash related to a capital infusion made to NOCC of $25 million to improve its liquidity position, and an increase of $11 million related to receivables for unsettled trades within NASDAQ OMX Commodities related to our U.K. power business.

•	Decrease in Section 31 fees payable to SEC of $80 million mainly due to the timing of payments and lower Section 31 fees as a result of decreased rates in 2010.

•	Increase in receivables, net of $80 million primarily due to the timing of Global Listing Services’ annual billings and the timing of collections of Market Services’ receivables.

•	Decrease in accrued personnel costs of $54 million primarily due to the payment of our 2009 incentive compensation in the first quarter of 2010, partially offset by the 2010 accrual.

•	Partially offset by an:

•	Increase in deferred revenue of $117 million mainly due to Global Listing Services’ annual billings.

•	Net income attributable to NASDAQ OMX of $61 million, plus:

•

Non-cash items of $68 million comprised primarily of $37 million for the refinancing of debt obligations, which includes $28 million for the write-off of the remaining unamortized balance of debt issuance costs incurred in conjunction with our senior secured credit facilities in place as of December 31, 2009 and $9 million in costs to terminate our float-to-fixed interest rate swaps previously designated as a cash flow hedge, depreciation and amortization expense of $25 million and share-based compensation of $8 million, partially offset by deferred taxes, net of $9 million.

•

Increase in accounts payable and accrued expenses of $34 million primarily reflecting an increase in payables related to our NASDAQ OMX Commodities U.K. power business, representing unsettled trades, and an increase in accrued interest payable.

During the three months ended March 31, 2009, the following items impacted our cash provided by operating activities:

•	Net income attributable of NASDAQ OMX of $94 million, plus:

•

Non-cash items of $16 million comprised primarily of depreciation and amortization expense of $24 million and share-based compensation of $8 million, partially offset by deferred taxes, net of $19 million.

•	Increase in deferred revenue of $98 million mainly due to Global Listing Services’ annual billings.

•	Partially offset by a:

•	Decrease in accrued personnel costs of $75 million primarily due to the payment of our 2008 incentive compensation in the first quarter of 2009, partially offset by the 2009 accrual.

•	Decrease in Section 31 fees payable to SEC of $25 million mainly due to lower Section 31 fees resulting from lower dollar volume traded and lower rates during 2009.

•

Increase in receivables, net of $24 million primarily due to an increase in Market Services receivables as a result of a decrease in tape fee revenue rebates, which are netted against tape fee revenue billings.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, accounts receivable collections, and the timing and amount of other payments that we make.

Cash provided by (used in) investing activities

Cash provided by investing activities in the first quarter of 2010 is primarily due to proceeds from sales and redemptions of trading securities, partially offset by purchases of trading securities. In the first quarter of 2009, cash used in investing activities was primarily due to cash used in connection with the purchase of trading and available-for-sale securities, partially offset by cash received from sales and redemptions of trading securities.

Cash used in financing activities

Cash used in financing activities in the first quarter of 2010 is primarily due to the repayment of our senior secured credit facilities in place as of December 31, 2009 and cash used in connection with our share repurchase program, partially offset by the net proceeds from the issuance of $1 billion of Notes and funding of $700 million in Term Loans in January 2010. See “Indebtedness” below for further discussion of our debt obligations. For further discussion of our share repurchase program, see “Share Repurchase Program,” of Note 12, “NASDAQ OMX Stockholders’ Equity.” In the first quarter of 2009, cash used in financing activities consisted of a $56 million principal payment made on our senior secured credit facilities in place as of December 31, 2009. In addition, we repurchased $24 million principal amount of our 2.50% convertible senior notes for a cash payment of $20 million and recognized a pre-tax gain of $4 million, net of debt issuance and other costs. We also made a $4 million payment on our other credit facilities in the first quarter of 2009.

Indebtedness

The following table summarizes our debt obligations by contractual maturity:

	Maturity Date	March 31, 2010	December 31, 2009
		(in millions)
3.75% convertible notes (net of discount) (1)	October 2012	$—	$—
$700 million senior unsecured term loan facility	January 2013	700	—
2.50% convertible senior notes	August 2013	378	374
4.00% senior unsecured notes (net of discount)	January 2015	398	—
6.25% subordinated debt assumed from the Nord Pool transaction	February 2017	17	18
5.55% senior unsecured notes (net of discount)	January 2020	598	—
$2,000 million senior secured term loan facility	Repaid January 2010	—	1,700

Total debt obligations		2,091	2,092
Less current portion		(105)	(225)

Total long-term debt obligations		$1,986	$1,867

(1)	As of March 31, 2010, approximately $0.5 million aggregate principal amount of the 3.75% convertible notes remains outstanding.

As discussed in Note 8, “Debt Obligations,” in January 2010, NASDAQ OMX issued $1 billion of Notes and entered into a $950 million senior unsecured three-year credit facility. The credit facility provides for an unfunded $250 million revolving credit commitment (including a swingline facility and letter of credit facility) and $700 million of funded Term Loans. NASDAQ OMX applied the net proceeds from the Notes, the $700 million funded Term Loans and cash on hand to repay all amounts outstanding under our senior secured credit facilities in place as of December 31, 2009 and related fees. As a result, NASDAQ OMX terminated the associated credit agreement.

The credit facility contains financial and operating covenants. Financial covenants include an interest expense coverage ratio and a maximum leverage ratio. The interest expense coverage ratio requires NASDAQ OMX to maintain a minimum ratio of adjusted earnings before interest, taxes, depreciation and amortization (as defined by the credit agreement) to cash interest expense (as defined by the credit agreement) of 4.0 to 1.0. The maximum leverage ratio of debt (excluding up to $100 million of short term borrowings in connection with regulatory requirements) to adjusted earnings before interest, taxes, depreciation and amortization (as defined by the credit agreement), is initially set at 3.5 to 1.0, stepping down to 3.25 to 1.0 beginning January 2012. Operating covenants include limitations on NASDAQ OMX’s ability to incur additional indebtedness, grant liens on assets, enter into affiliate transactions and pay dividends.

The credit facility also contains customary affirmative covenants, including access to financial statements, notice of defaults and certain other material events, maintenance of business and insurance, and events of default, including cross-defaults to our material indebtedness.

NASDAQ OMX is permitted to repay borrowings under the credit facility at any time in whole or in part, without penalty. We also are required to repay loans outstanding under the credit facility with net cash proceeds from sales of property and assets of NASDAQ OMX and its subsidiaries (excluding inventory sales and other sales in the ordinary course of business) and casualty and condemnation proceeds, in each case subject to specified exceptions and thresholds.

NASDAQ OMX’s corporate debt was upgraded by S&P in January 2010 (BBB) and Moody’s in November 2009 (Baa3).

We also have other credit facilities related to our clearinghouses in order to meet liquidity and regulatory requirements. These credit facilities, which are available in multiple currencies, primarily Swedish Krona and U.S. dollar, totaled $419 million ($183 million which is available to be pledged as collateral and $236 million to satisfy regulatory requirements), of which $0.4 million was utilized at March 31, 2010. At December 31, 2009, these credit facilities totaled $417 million ($185 million which was available to be pledged as collateral and $232 million to satisfy regulatory requirements), none of which was utilized.

At March 31, 2010, we were in compliance with the covenants of all of our debt obligations.

See “Contractual Obligations and Contingent Commitments” below for our debt obligations by contract maturity, which includes both principal and interest obligations. See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion of our debt obligations.

Contractual Obligations and Contingent Commitments

NASDAQ OMX has contractual obligations to make future payments under debt obligations by contract maturity, minimum rental commitments under non-cancelable operating leases, net and other obligations. The following table shows these contractual obligations as of March 31, 2010:

	Payments Due by Period
Contractual Obligations	Total	Remainder of 2010	2011-2012	2013-2014	2015-thereafter
	(in millions)
Debt obligations by contract maturity (See Note 8, “Debt Obligations”)(1)	$2,637	$112	$426	$889	$1,210
Minimum rental commitments under non-cancelable operating leases, net(2)	554	54	135	124	241
Other obligations	11	4	7	—	—

Total	$3,202	$170	$568	$1,013	$1,451

(1)

Our debt obligations include both principal and interest obligations. A weighted-average interest rate of 2.25% at March 31, 2010 was used to compute the amount of the contractual obligations for interest on our Term Loans. All other debt obligations were calculated on a 360 day basis at the contractual fixed rate multiplied by the aggregate principal amount at March 31, 2010.

(2)

We lease some of our office space and equipment under non-cancelable operating leases with third parties and sublease office space to third parties. Some of our leases contain renewal options and escalation clauses based on increases in property taxes and building operating costs.

Derivative Clearing and Broker-Dealer Net Capital Requirements

Derivative Clearing Operations Regulatory Capital Requirements

We are required to maintain minimum levels of regulatory capital for our clearing operations for NASDAQ OMX Stockholm, NASDAQ OMX Commodities and IDCG. The level of regulatory capital required to be maintained is dependent upon many factors, including market conditions and creditworthiness of the counterparty. At March 31, 2010, we were required to maintain regulatory capital of $261 million which is comprised of:

•	$4 million of restricted cash;

•	$80 million of non-current restricted cash; and

•	$177 million primarily in Swedish government debt securities. These securities are included in financial investments, at fair value in the Condensed Consolidated Balance Sheets as of March 31, 2010.

In addition, we have available credit facilities of $236 million which can be utilized to satisfy our regulatory capital requirements.

Broker-Dealer Net Capital Requirements

Our broker-dealer subsidiaries, Nasdaq Execution Services and NASDAQ Options Services, are subject to regulatory requirements intended to ensure their general financial soundness and liquidity. These requirements obligate these subsidiaries to comply with minimum capital requirements. At March 31, 2010, Nasdaq Execution Services was required to maintain minimum net capital of $0.3 million and had total net capital of approximately $7.0 million or $6.7 million in excess of the minimum amount required. At March 31, 2010, NASDAQ Options Services also was required to maintain minimum net capital of $0.3 million and had total net capital of approximately $4.4 million or $4.1 million in excess of the minimum amount required.

Other Capital Requirements

NASDAQ Options Services also is required to maintain a $2.0 million minimum level of net capital under our clearing arrangement with OCC.

Off-Balance Sheet Arrangements

Guarantees Issued, Credit Facilities Available and Collateral Received for Clearing Operations

Through the clearing operations of our subsidiaries NASDAQ OMX Commodities, NASDAQ OMX Stockholm, IDCG and NOCC in derivatives and OTC power and gas, we are the legal counterparty for each position traded and thereby guarantee the fulfillment of each contract. We are required to pledge collateral for commitments with other clearinghouses. The amount of these commitments is calculated on the gross exposure between the clearinghouses. As collateral for these obligations, we have obtained financial guarantees and credit facilities which are guaranteed by us through counter indemnities. At March 31, 2010, financial guarantees pledged as collateral totaled $5 million. Credit facilities available to be pledged as collateral totaled $183 million, of which $0.4 million was utilized as of March 31, 2010. At December 31, 2009, these credit facilities totaled $185 million, none of which was utilized.

In addition, we obtained credit facilities to satisfy regulatory requirements totaling $236 million, none of which was utilized as of March 31, 2010. See “Other Credit Facilities,” of Note 8, “Debt Obligations,” for further discussion.

At December 31, 2009, these credit facilities totaled $232 million, none of which was utilized.

We require our customers and clearing members to pledge collateral and meet certain minimum financial standards to mitigate the risk if they become unable to satisfy their obligations. Total customer pledged collateral with NASDAQ OMX Commodities and NASDAQ OMX Stockholm was $6.1 billion at March 31, 2010 and December 31, 2009. This pledged collateral is held by a custodian bank. Since these funds are not held by NASDAQ OMX Commodities or NASDAQ OMX Stockholm and they are not available for our use, we do not receive any interest income on these funds. Customer pledged cash collateral held by NOCC was $11 million at March 31, 2010 and is included in restricted cash with an offsetting liability included in other accrued liabilities in the Condensed Consolidated Balance Sheets, as the risks and rewards of collateral ownership, including interest income, belongs to NOCC. Clearing member pledged cash collateral held by IDCG was $3 million at March 31, 2010 and is included in non-current restricted cash with an offsetting liability included in other accrued liabilities in the Condensed Consolidated Balance Sheets, as the risks and rewards of collateral ownership, including interest income, belongs to IDCG.

We believe that the potential for us to be required to make payments under these arrangements is mitigated through the pledged collateral and our risk management policies. Accordingly, no contingent liability is recorded in the Condensed Consolidated Balance Sheets for these arrangements.

Other Guarantees

We have provided other guarantees as of March 31, 2010 of $25 million, primarily related to obligations for our rental and leasing contracts. In addition, for certain Market Technology contracts, we have performance guarantees of $5 million related to the delivery of software technology and support services. We have received financial guarantees from various financial institutions to support these guarantees. These guarantees totaled $35 million at December 31, 2009.

We have also provided a $25 million guarantee to our wholly-owned subsidiary, NOCC, to cover losses associated with customer defaults, net of any collateral posted against such losses.

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

Review for Potential Goodwill Impairment

Goodwill represents the excess of the purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of a business acquired. Goodwill is allocated to the reporting units based on the assignment of the fair values of each reporting unit of the acquired company. We are required to test goodwill for impairment at the reporting unit level annually, or in interim periods if certain events occur indicating that the carrying value may be impaired. We test for impairment during the fourth quarter of our fiscal year using October 1st carrying values. We considered the need to update our most recent annual goodwill impairment test as of March 31, 2010 and concluded that none of the impairment indicators triggered a revised impairment analysis. As such, we concluded the assumptions used during the annual assessment remained appropriate. There was no impairment of goodwill for the three months ended March 31, 2010 and 2009. Although there is no impairment as of March 31, 2010, events such as continued economic weakness and unexpected significant declines in operating results of reporting units, may result in our having to perform a goodwill impairment test for some or all of our reporting units prior to the required annual assessment. These types of events and the resulting analysis could result in goodwill impairment charges in the future.

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

Interest Rate Risk

The majority of our financial assets and liabilities are based on floating rates and fixed rates with an outstanding maturity or reset date falling in less than one year. The following table summarizes our significant exposure to interest rate risk as of March 31, 2010:

	Financial Assets	Financial Liabilities(1)	Negative impact of a 100 bp adverse shift in interest rate(2)
	(in millions)
Floating rate positions(3)	$704	$700	$7
Fixed rate positions(4)	249	1,445	3

Total	$953	$2,145	$10

(1)	Represents total contractual debt obligations.
(2)	Annualized impact of a 100 basis point parallel adverse shift in the yield curve.
(3)	Includes floating rate and fixed interest rates with a maturity or reset date due within 12 months.
(4)	Financial assets primarily consist of our Swedish government debt securities, which are classified as trading investment securities, with an average duration of 2.36 years.

We are exposed to cash flow risk on floating rate positions. When interest rates on financial assets of floating rate positions decrease, net interest income decreases. When interest rates on financial liabilities of floating rate positions increase, net interest expense increases. Based on March 31, 2010 positions, each 1.0% change in interest rates on our net floating rate positions would impact annual pre-tax income negatively by $7 million in total as reflected in the table above.

We are exposed to price risk on our fixed rate financial investments, which total $249 million at March 31, 2010. At March 31, 2010, these fixed rate positions have an average outstanding maturity or reset date falling in more than one year. A shift of 1.0% of the interest rate curve would in aggregate impact the fair value of these positions by approximately $6 million. The average duration of the portfolio was 2.36 years. The net effect of such a yield curve shift, taking into account the change in fair value and the increase in interest income, would impact annual pre-tax income negatively by $3 million.

Foreign Currency Exchange Rate Risk

As an international company, we are subject to currency translation risk. For the three months ended March 31, 2010, approximately 34.4% of our revenues less liquidity rebates, brokerage, clearance and exchange fees and 30.1% of our operating income were derived in currencies other than the U.S. dollar, primarily the Swedish Krona, Euro, Norwegian Krone and Danish Krone.

Our primary exposure to foreign denominated revenues less liquidity rebates, brokerage, clearance and exchange fees and operating income for the three months ended March 31, 2010 is presented in the following table:

	Swedish Krona	Euro	Norwegian Krone	Danish Krone	Other Foreign Currencies
	(in millions, except currency rate)
Average foreign currency rate to the U.S. dollar in the first quarter of 2010	0.1391	1.3842	0.1707	0.1859	#
Percentage of revenues less liquidity rebates, brokerage, clearance and exchange fees	22.3%	3.7%	3.5%	3.3%	1.6%
Percentage of operating income	18.8%	7.5%	6.0%	6.9%	(9.1)%
Impact of a 10% adverse currency fluctuation on revenues less liquidity rebates, brokerage, clearance and exchange fees	$(8)	$(1)	$(1)	$(1)	$(1)
Impact of a 10% adverse currency fluctuation on operating income	$(2)	$(1)	$(1)	$(1)	$—

#	Represents multiple foreign currency rates.

Equity Risk

Our investments in foreign subsidiaries are exposed to volatility in currency exchange rates through translation of the foreign subsidiaries’ net assets or equity to U.S. dollars. Our primary exposure to this equity risk as of March 31, 2010 is presented by foreign currency in the following table:

	Net Investment	Impact on Consolidated Equity of a 10% Decrease in Foreign Currency
	(millions of dollars)
Swedish Krona	$354	$35
Euro	132	13
Norwegian Krone	130	13
Danish Krone	91	9

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

Through the clearing operations of our subsidiaries NASDAQ OMX Commodities, NASDAQ OMX Stockholm, IDCG and NOCC in derivatives and OTC power and gas, we are the legal counterparty for each derivative position traded and thereby guarantee the fulfillment of each contract. We are required to pledge collateral for commitments with other clearinghouses. See “Guarantees Issued, Credit Facilities Available and Collateral Received for Clearing Operations,” of “Off-Balance Sheet Arrangements,” above for further discussion.

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

(b). Internal controls over financial reporting. There have been no changes in NASDAQ OMX’s internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, NASDAQ OMX’s internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not currently a party to any litigation that we believe could have a material adverse effect on our business, consolidated financial condition, or operating results. However, from time to time, we have been threatened with, or named as a defendant in, lawsuits or involved in regulatory proceedings.

Item 1A.	Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 as filed with the SEC on February 18, 2010. These risks could materially and adversely affect our business, financial condition and results of operations. The risks and uncertainties in our Form 10-K are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Share Repurchase Program

On March 2, 2010, we announced that our board of directors had approved a share repurchase program authorizing NASDAQ OMX to repurchase in the aggregate up to $300 million of our outstanding common stock. During the fiscal quarter ended March 31, 2010, we repurchased 2.3 million shares of our common stock at an average per-share price of $20.45, with an aggregate purchase price of $46 million. The remaining authorized amount for share repurchases under this program was $254 million as of March 31, 2010. The share repurchase program has no expiration date but may be suspended, modified or discontinued at any time.

Employee Transactions

In addition to our share repurchase program, during the first quarter of 2010 we also purchased shares from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants.

The table below represents repurchases made by or on behalf of us or any “affiliated purchaser” of our common stock during the fiscal quarter ended March 31, 2010 (in millions, except share and per share amounts):

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 2010
Employee transactions	591	$20.22	N/A	N/A

February 2010
Employee transactions	56,541	$18.57	N/A	N/A

March 2010
Share repurchase program	2,251,493	$20.45	2,251,493	$254
Employee transactions	1,546	$19.76	N/A	N/A

Totals First Quarter 2010
Share repurchase program	2,251,493	$20.45	2,251,493	$254

Employee transactions	58,678	$18.62	N/A	N/A

Item 3.	Defaults upon Senior Securities.

None

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None

Item 6.	Exhibits.

The exhibits required by this item are listed on the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The NASDAQ OMX Group, Inc.
(Registrant)

Date: May 5, 2010	By:	/S/ ROBERT GREIFELD
	Name:	Robert Greifeld
	Title:	Chief Executive Officer

Date: May 5, 2010	By:	/S/ ADENA T. FRIEDMAN
	Name:	Adena T. Friedman
	Title:	Executive Vice President and Chief Financial Officer

Index

Exhibit Number

11	Statement regarding computation of per share earnings (incorporated herein by reference from Note 11 to the condensed consolidated financial statements under Part I, Item 1 of this Form 10-Q).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.