Form 10-Q
period 2010-06-30
NASDAQ OMX GROUP, INC.
filed 2010-08-04
CIK 1120193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2010
Common Stock, $.01 par value per share	202,709,331 shares

The NASDAQ OMX Group, Inc.

Form 10-Q

For the Quarterly Period Ended June 30, 2010

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

This Quarterly Report on Form 10-Q includes market share and industry data that we obtained from industry publications and surveys, reports of governmental agencies and internal company surveys. Industry publications and surveys generally state that the information they contain has been obtained from sources believed to be reliable, but we cannot assure you that this information is accurate or complete. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Statements as to our market position are based on the most currently available market data. For market comparison purposes, The NASDAQ Stock Market data in this Quarterly Report on Form 10-Q for initial public offerings, or IPOs, is based on data generated internally by us, which includes best efforts underwritings and closed-end funds; therefore, the data may not be comparable to other publicly-available IPO data. Data in this Quarterly Report on Form 10-Q for secondary offerings for The NASDAQ Stock Market is based on data provided by Thomson Financial. Data in this Quarterly Report on Form 10-Q for new listings of equity securities on The NASDAQ Stock Market is based on data generated internally by us, which includes best efforts underwritings and issuers that switched from other listing venues, closed-end funds and exchange traded funds, or ETFs. Data in this Quarterly Report on Form 10-Q for IPOs and new listings of equities securities on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic also is based on data generated internally by us. IPOs, secondary offerings and new listings data is presented as of period end. While we are not aware of any misstatements regarding industry data presented herein, our estimates involve risks and uncertainties and are subject to change based on various factors. We refer you to the “Risk Factors” section in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, the “Risk Factors” section in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 that was filed with the Securities and Exchange Commission, or SEC, on May 5, 2010 and the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 that was filed with the SEC on February 18, 2010.

ii

Forward-Looking Statements

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains these types of statements. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words or terms of similar substance used in connection with any discussion of future operating results or financial performance identify forward-looking statements. These include, among others, statements relating to:

•	our 2010 outlook;

•	the scope, nature or impact of acquisitions, dispositions, investments or other transactional activities;

•	the integration of acquired businesses, including accounting decisions relating thereto;

•	the effective dates for, and expected benefits of, ongoing initiatives;

•	the impact of pricing changes;

•	tax benefits;

•	the cost and availability of liquidity; and

•	the outcome of any litigation and/or government investigation to which we are a party and other contingencies.

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

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the uncertainty and any risk related to forward-looking statements that we make. These risk factors are discussed under the caption “Part II. Item 1A. Risk Factors,” in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010 that was filed with the SEC on May 5, 2010 and more fully described in the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 that was filed with the SEC on February 18, 2010. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. You should carefully read this entire Form 10-Q, including “Part 1. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the condensed consolidated financial statements and the related notes. Except as required by the federal securities laws, we undertake no obligation to update any forward-looking statement, release publicly any revisions to any forward-looking statements or report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

The NASDAQ OMX Group, Inc.

PART 1—FINANCIAL INFORMATION

Item 1. Financial Statements.

The NASDAQ OMX Group, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues
Market Services	$756	$768	$1,401	$1,554
Issuer Services	86	85	170	164
Market Technology	34	36	68	65
Other	—	—	1	1

Total revenues	876	889	1,640	1,784

Cost of revenues
Liquidity rebates	(374)	(381)	(693)	(837)
Brokerage, clearance and exchange fees	(112)	(141)	(197)	(212)

Total cost of revenues	(486)	(522)	(890)	(1,049)

Revenues less liquidity rebates, brokerage, clearance and exchange fees	390	367	750	735

Operating Expenses
Compensation and benefits	104	105	203	202
Marketing and advertising	5	3	9	5
Depreciation and amortization	25	27	50	50
Professional and contract services	20	17	39	36
Computer operations and data communications	14	14	30	29
Occupancy	21	18	43	35
Regulatory	9	10	19	19
Merger and strategic initiatives	1	3	1	11
General, administrative and other	12	11	66	24

Total operating expenses	211	208	460	411

Operating income	179	159	290	324
Interest income	2	2	5	7
Interest expense	(26)	(25)	(51)	(51)
Dividend and investment income	1	1	1	1
Loss on sale of investment security	—	(5)	—	(5)
Loss on divestiture of businesses	(11)	—	(11)	—
Income (loss) from unconsolidated investees, net	1	(18)	1	(20)

Income before income taxes	146	114	235	256
Income tax provision	51	46	81	94

Net income	95	68	154	162
Net loss attributable to noncontrolling interests	1	1	3	1

Net income attributable to NASDAQ OMX	$96	$69	$157	$163

Basic and diluted earnings per share:
Basic earnings per share	$0.46	$0.34	$0.75	$0.81

Diluted earnings per share	$0.46	$0.33	$0.74	$0.77

See accompanying notes to condensed consolidated financial statements.

The NASDAQ OMX Group, Inc.

Condensed Consolidated Balance Sheets

(in millions, except share and par value amounts)

	June 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$526	$594
Restricted cash	31	30
Financial investments, at fair value	310	308
Receivables, net	361	301
Deferred tax assets	24	25
Market value, outstanding derivative positions	1,511	2,054
Other current assets	125	112

Total current assets	2,888	3,424
Non-current restricted cash	105	80
Property and equipment, net	154	164
Non-current deferred tax assets	640	504
Goodwill	4,526	4,800
Intangible assets, net	1,513	1,631
Other assets	84	119

Total assets	$9,910	$10,722

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$172	$119
Section 31 fees payable to SEC	137	137
Accrued personnel costs	74	114
Deferred revenue	188	105
Other accrued liabilities	90	79
Deferred tax liabilities	22	23
Market value, outstanding derivative positions	1,511	2,054
Current portion of debt obligations	140	225

Total current liabilities	2,334	2,856
Debt obligations	1,912	1,867
Non-current deferred tax liabilities	644	683
Non-current deferred revenue	157	160
Other liabilities	170	197

Total liabilities	5,217	5,763

Commitments and contingencies
Series A convertible preferred stock	—	15
Equity
NASDAQ OMX stockholders’ equity:
Common stock, $0.01 par value, 300,000,000 shares authorized, shares issued:212,987,173 at June 30, 2010 and 211,713,186 at December 31, 2009; shares outstanding: 202,695,221 at June 30, 2010 and 211,385,464 at December 31, 2009	2	2
Preferred stock, 30,000,000 shares authorized, series A convertible preferred stock: shares issued: 1,600,000 at June 30, 2010 and December 31, 2009; shares outstanding: none at June 30, 2010 and 1,600,000 at December 31, 2009 (classified above at December 31, 2009 as temporary equity)	—	—
Additional paid-in capital	3,774	3,736
Common stock in treasury, at cost: 10,291,952 shares at June 30, 2010 and 327,722 shares at December 31, 2009	(212)	(10)
Accumulated other comprehensive loss	(647)	(406)
Retained earnings	1,766	1,610

Total NASDAQ OMX stockholders’ equity	4,683	4,932
Noncontrolling interests	10	12

Total equity	4,693	4,944

Total liabilities, series A convertible preferred stock and equity	$9,910	$10,722

See accompanying notes to condensed consolidated financial statements.

The NASDAQ OMX Group, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$95	$68	$154	$162
Other comprehensive income (loss):
Net unrealized holding losses on available-for-sale securities:
Unrealized holding losses arising during the period	(5)	—	(5)	(5)
Income tax benefit Income tax benefit	2	—	2	—
Reclassification adjustment for loss realized in net income on available-for-sale investment	—	5	—	5

Total	(3)	5	(3)	—

Foreign currency translation gains (losses):
Net foreign currency translation gains (losses)	(334)	267	(391)	75
Income tax benefit (expense)	128	(107)	147	(57)

Total	(206)	160	(244)	18

Unrealized gains (losses) on cash flow hedges:
Unrealized gains on cash flow hedges arising during the period	—	2	—	2
Income tax expense	—	(1)	—	(1)
Reclassification adjustment for loss realized in net income on cash flow hedges	—	—	9	—
Income tax benefit recognized in net income during the period	—	—	(3)	—

Total	—	1	6	1

Total other comprehensive income (loss), net of tax	(209)	166	(241)	19

Comprehensive income (loss)	(114)	234	(87)	181

Comprehensive loss attributable to noncontrolling interests	1	1	3	1

Comprehensive income (loss) attributable to NASDAQ OMX	$(113)	$235	$(84)	$182

See accompanying notes to condensed consolidated financial statements.

The NASDAQ OMX Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in millions)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities
Net income	$154	$162
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	50	50
Share-based compensation	17	17
Excess tax benefits related to share-based compensation	(2)	(3)
Loss on divestiture of businesses	11	—
Provision for bad debts	2	3
Charges related to debt refinancing	37	—
Gain on the early extinguishment of debt obligations	—	(4)
Deferred taxes, net	(5)	(35)
Loss on sale of investment security	—	5
Asset retirements	3	—
Net (income) loss from unconsolidated investees	(1)	20
Accretion of 2.50% convertible senior notes	7	7
Other non-cash items included in net income	—	(6)
Net change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables, net	(71)	(49)
Other assets	(61)	23
Accounts payable and accrued expenses	49	(7)
Section 31 fees payable to SEC	—	64
Accrued personnel costs	(39)	(65)
Deferred revenue	89	80
Other accrued liabilities	6	(46)
Other liabilities	(23)	8

Cash provided by operating activities	223	224

Cash flows from investing activities
Purchases of trading securities	(169)	(211)
Proceeds from sales and redemptions of trading securities	178	203
Proceeds from sale of available-for-sale investment	—	22
Proceeds from sale of equity method investment	1	54
Acquisitions of businesses, net of cash and cash equivalents acquired and purchase accounting adjustments	(4)	(19)
Purchases of property and equipment	(20)	(31)
Proceeds from sales of property and equipment	—	1

Cash provided by (used in) investing activities	(14)	19
Cash flows from financing activities
Purchases of noncontrolling interests	(2)	—
Proceeds from contribution of noncontrolling interests	—	7
Proceeds from debt obligations, net of debt issuance costs	1,676	—
Payments of debt obligations	(1,741)	(228)
Cash paid for repurchase of common stock	(200)	—
Issuances of common stock, net of treasury stock purchases	4	7
Excess tax benefits related to share-based compensation	2	3
Other financing activities	3	—

Cash used in financing activities	(258)	(211)

Effect of exchange rate changes on cash and cash equivalents	(19)	13

Increase (decrease) in cash and cash equivalents	(68)	45
Cash and cash equivalents at beginning of period	594	374

Cash and cash equivalents at end of period	$526	$419

	Six Months Ended June 30,
	2010	2009
Supplemental Disclosure Cash Flow Information
Cash paid for:
Interest	$15	$38
Income taxes, net of refund	$99	$137

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

In the U.S., we operate The NASDAQ Stock Market, a registered national securities exchange. The NASDAQ Stock Market is the largest single cash equities securities market in the U.S. in terms of listed companies and in the world in terms of share value traded. As of June 30, 2010, The NASDAQ Stock Market was home to 2,831 listed companies with a combined market capitalization of approximately $3.7 trillion. In addition, in the U.S. we operate a second cash equities trading market, two options markets, a futures market, a derivatives clearinghouse and a clearinghouse for over-the-counter, or OTC, power and gas markets.

In Europe, we operate exchanges in Stockholm (Sweden), Copenhagen (Denmark), Helsinki (Finland), and Iceland as NASDAQ OMX Nordic, and exchanges in Tallinn (Estonia), Riga (Latvia) and Vilnius (Lithuania) as NASDAQ OMX Baltic. We also operate NASDAQ OMX Armenia. In addition, through our acquisition of Nord Pool ASA, or Nord Pool, in May 2010, the NASDAQ OMX Commodities offering now includes the world’s largest power derivatives exchange and one of Europe’s largest carbon exchanges. In addition, NASDAQ OMX Commodities operates N2EX, a marketplace for physical U.K. power contracts.

In some of the countries where we operate exchanges, we also provide clearing, settlement and depository services.

Collectively, the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic offer trading in cash equities, bonds, structured products and ETFs, as well as trading and clearing of derivatives. Our Nordic and Baltic operations also offer alternative marketplaces for smaller companies called NASDAQ OMX First North. As of June 30, 2010, the exchanges within NASDAQ OMX Nordic and NASDAQ OMX Baltic were home to 788 listed companies with a combined market capitalization of approximately $823 billion.

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

U.S. Transaction Services

In the U.S., we offer trading in cash equity securities, derivatives and ETFs on The NASDAQ Stock Market, The NASDAQ Options Market, NASDAQ OMX PHLX, NASDAQ OMX BX, NASDAQ OMX Futures Exchange, or NFX, and clearing of OTC power and gas contracts through NASDAQ OMX Commodities Clearing Company, or NOCC. Our transaction-based platforms in the U.S. provide market participants with the ability to access, process, display and integrate orders and quotes for cash equity securities, derivatives and ETFs. The platforms allow the routing and execution of buy and sell orders as well as the reporting of transactions for cash equity securities, derivatives and ETFs, providing fee-based revenues.

Equities Trading

The NASDAQ Stock Market is the largest single pool of liquidity for trading U.S.-listed cash equities, matching an average of approximately 19.0% for the three months ended June 30, 2010 and 19.4% for the six months ended June 30, 2010 of all U.S. equities volume.

We also operate a second U.S. cash equities market called NASDAQ OMX BX. With NASDAQ OMX BX, we offer a second quote within the U.S. equities marketplace, providing our customers enhanced trading choices and pricing flexibility. We have been able to leverage our INET trading system, which runs The NASDAQ Stock Market, to operate NASDAQ OMX BX, providing customers an additional fast and efficient cash equities market.

Later in 2010, we expect to launch a third U.S. cash equities market, called NASDAQ OMX PSX, pending SEC approval. This new market will utilize a price/size priority model and also will run on INET technology, leveraging the speed and efficiency benefits offered throughout NASDAQ OMX globally.

U.S. Derivative Trading and Clearing

In the U.S., we operate The NASDAQ Options Market and NASDAQ OMX PHLX for the trading of equity options, index options and currency options. NASDAQ OMX PHLX is the third largest options market in the U.S. and operates a hybrid electronic and floor-based market as a distinct market alongside The NASDAQ Options Market. During the three months ended June 30, 2010, NASDAQ OMX PHLX and The NASDAQ Options Market had an average combined market share of approximately 25.1% in the U.S. equity options market, consisting of approximately 21.7% at NASDAQ OMX PHLX and approximately 3.4% at The NASDAQ Options Market. During the six months ended June 30, 2010, NASDAQ OMX PHLX and The NASDAQ Options Market had an average combined market share of approximately 24.5% in the U.S. equity options market, consisting of approximately 21.5% at NASDAQ OMX PHLX and approximately 3.0% at The NASDAQ Options Market. Our options trading platforms provide trading opportunities to both retail investors and high frequency trading firms, who tend to prefer electronic trading, and institutional investors, who typically pursue more complex trading strategies and often prefer to trade on the floor.

In the U.S., we also operate NFX which offers trading for currency futures and other financial futures. Most futures traded on NFX clear at The Options Clearing Corporation, or OCC. In addition, NFX serves as the designated contract market for interest rate swap products that are cleared through International Derivatives Clearinghouse, LLC, or IDCH.

Through IDCH, our majority-owned subsidiary International Derivatives Clearing Group, or IDCG, brings a centrally-cleared solution to the largest segment of the OTC derivatives marketplace, specifically interest rate derivative products. IDCH acts as the central counterparty, or CCP, for clearing interest rate swap futures contracts. IDCH utilizes NASDAQ OMX matching and clearing technology to clear and settle these interest rate derivative products.

With the purchase by our newly-established subsidiary NASDAQ OMX Commodities Clearing Company, or NOCC, of the business of North American Energy Credit and Clearing Corp. in March 2010, NASDAQ OMX expanded its presence in OTC commodities clearing. NOCC is our U.S. clearinghouse for OTC power and gas markets.

In the second quarter of 2010, we made a strategic decision to close our Agora-X, LLC, or Agora-X, business. As a result of this decision, we recorded a loss of $5 million in the second quarter of 2010. This charge was included in loss on divestiture of businesses in the Condensed Consolidated Statements of Income. Our decision to close Agora-X will not have a significant impact on our future results of operations.

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

Baltic Transaction Services

During the first quarter of 2010, we acquired the remaining 7% minority holding in NASDAQ OMX Tallinn and an additional ownership stake of 0.4% in NASDAQ OMX Vilnius, both for immaterial amounts. As of June 30, 2010, NASDAQ OMX owns 100% of NASDAQ OMX Tallinn, 95% of NASDAQ OMX Vilnius and 93% of NASDAQ OMX Riga. In addition, NASDAQ OMX Tallinn owns 100% of the central securities depository in Estonia, NASDAQ OMX Riga owns 100% of the central securities depository in Latvia, and NASDAQ OMX Vilnius owns 40% of the central securities depository in Lithuania. In addition to these holdings, the exchanges that comprise NASDAQ OMX Baltic each hold a 17% ownership in the market research company Emerging Nordic Research.

The exchanges that comprise NASDAQ OMX Baltic offer their members trading, clearing, payment and custody services. Issuers, primarily local companies, are offered listing and a distribution network for their securities. The securities traded are mainly equities, bonds and treasury bills. Clearing, payment and custody services are offered through the central securities depositories in Estonia, Latvia and Lithuania. In addition, in Estonia and Latvia, NASDAQ OMX offers registry maintenance of fund units included in obligatory pension funds, and in Estonia, NASDAQ OMX offers the maintenance of shareholder registers for listed companies. The Baltic central securities depositories offer a complete range of cross-border settlement services.

In the second quarter of 2010, we also made a strategic decision to close the business of our pan-European multilateral trading facility NASDAQ OMX Europe, or NEURO. We will retain our London office and data hub, where we support trading and market data clients, run the U.K. power exchange N2EX, and manage our overseas listings operation. As a result of this decision, we recorded a loss of $6 million in the second quarter of 2010. This charge was included in loss on divestiture of businesses in the Condensed Consolidated Statements of Income. Our decision to close NEURO will not have a significant impact on our future results of operations.

Commodities Trading and Clearing

NASDAQ OMX Commodities offers derivatives and carbon products, operates a clearing business and offers consulting services to commodities markets globally. In May 2010, with our acquisition of Nord Pool, NASDAQ OMX Commodities’ offering now includes the world’s largest power derivatives exchange and one of Europe’s largest carbon exchanges.

NASDAQ OMX Commodities has 370 members across a wide range of energy producers and consumers, as well as financial institutions. NASDAQ OMX Commodities’ offering is designed for banks, brokers, hedge funds and other financial institutions, as well as power utilities, industrial, manufacturing and oil companies. NASDAQ OMX Commodities offers clearing services for energy derivative and carbon product contracts by serving as the CCP. In doing so, we guarantee the completion of the transaction and market participants can thereby limit their counterparty risk. Market participants must provide collateral to cover the daily margin call, which is in addition to the initial collateral placed when signing the clearing membership agreement. Acceptable collateral is cash in a pledged bank account and/or an on-demand guarantee. We also act as the counterparty for trades on the OTC derivative market subject to our approval on a case-by-case basis. Trading on the contracts can take place up until the delivery period which may occur over a period of several years.

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

For smaller companies and growth companies, we offer access to the financial markets in the Nordics and Baltics through the NASDAQ OMX First North alternative marketplaces.

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

2. Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The financial statements include the accounts of NASDAQ OMX, its wholly-owned subsidiaries and other entities in which NASDAQ OMX has a controlling financial interest. All significant intercompany accounts and transactions have been eliminated in consolidation. We consolidate those entities in which we are the primary beneficiary of a variable-interest entity, or VIE, and entities where we have a controlling financial interest. We were not the primary beneficiary of any VIE during the three and six months ended June 30, 2010 and 2009. When NASDAQ OMX is not the primary beneficiary of a VIE or does not have a controlling interest in an entity but exercises significant influence over the entity’s operating and financial policies, such investment is accounted for under the equity method of accounting. We recognize our share of earnings or losses of an equity method investee based on our ownership percentage. As permitted under U.S. GAAP, for certain equity method investments for which financial information is not sufficiently timely for us to apply the equity method of accounting currently, we record our share of the earnings or losses of an investee from the most recent available financial statements on a lag. See “Equity Method Investments,” of Note 6, “Investments,” for further discussion of our equity method investments.

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

In June 2009, NASDAQ OMX filed an application for an advance tax ruling with the Swedish Tax Council for Advance Tax Rulings. The application was filed to confirm whether certain interest expense is deductible for Swedish tax purposes under legislation that became effective on January 1, 2009. In June 2010, we received a favorable response from the Swedish Tax Council for Advance Tax Rulings in which all members of the Council agreed that such interest expense is deductible for Swedish tax purposes. The Swedish Tax Agency has recently appealed such ruling to the Swedish Supreme Administrative Court. We expect the Supreme Administrative Court to agree with the ruling from the Swedish Council for Advance Tax Rulings. Since we previously recorded the Swedish tax benefit as described above in our condensed consolidated financial statements, the outcome of this ruling resulted in no impact to our financial statements.

3. Recently Adopted Accounting Pronouncements

ASC Topic 605.25 - In October 2009, the Financial Accounting Standards Board, or FASB, issued authoritative guidance on FASB Accounting Standards Codification, or ASC, Topic 605.25, “Revenue Recognition—Multiple-Element Arrangements.” This guidance modifies the revenue recognition guidance for arrangements that involve the delivery of multiple-elements, such as product, software, services or support, to a customer at different times as part of a single revenue generating transaction. This standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. The standard also expands the disclosure requirements for multiple deliverable revenue arrangements. This accounting guidance is effective for us on January 1, 2011, but may be early adopted as of the first quarter of 2010 or through a retrospective application to all revenue arrangements for all periods presented in the financial statements. We adopted this guidance in the first quarter of 2010. The adoption did not have a significant impact on our consolidated financial statements.

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

This accounting guidance was effective for us beginning on January 1, 2010, except for the disclosure requirements surrounding the reconciliation of Level 3 fair value measurements, which will be effective for us on January 1, 2011. Since this guidance only requires additional disclosure, it did not and will not affect our financial position or results of operations.

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

4. Acquisitions and Strategic Initiatives

We completed the following acquisitions during the first six months of 2010 and the following strategic initiatives during 2009. The results of operations of each transaction are included in our Condensed Consolidated Statements of Income from the dates of each acquisition and strategic initiative.

2010 Acquisitions

Acquisition of Nord Pool ASA

In May 2010, we completed the acquisition of Nord Pool ASA, a derivatives trading market, for $17 million (101 million Norwegian Krone). Through this acquisition, we now hold a Norwegian exchange license and operate the Nordic power market and the European carbon market on one trading platform.

In October 2008, we acquired Nord Pool’s derivatives clearing and consulting subsidiaries. We renamed the business NASDAQ OMX Commodities, which offers energy and carbon derivatives products. As a result of the May 2010 acquisition, NASDAQ OMX Commodities is now responsible for exchange operations and trading and clearing activities providing access to the world’s largest power derivatives markets and one of Europe’s largest carbon markets.

The following table presents a summary of the Nord Pool acquisition:

Purchase Consideration	Total Net Assets Acquired (1)	Purchased Intangible Assets	Goodwill
(in millions)
$17	$7	$2	$8

(1)       We acquired net assets, at fair value, totaling $7.5 million and recorded deferred tax liabilities of $0.5 million related to intangible assets resulting in total net assets acquired of $7 million.

The above amounts represent the preliminary allocation of the purchase price and are subject to revision during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. Adjustments to the provisional values during the measurement period will be pushed back to the date of acquisition. Comparative information for periods after acquisition but before the period in which the adjustments are identified will be adjusted to reflect the effects of the adjustments as if they were taken into account as of the acquisition date. Changes to amounts recorded as assets and liabilities may result in a corresponding adjustment to goodwill.

Acquisition of North American Energy Credit and Clearing Corp.

In March 2010, we purchased the business of North American Energy Credit and Clearing Corp., a Chicago-based clearinghouse for OTC power and gas markets, for an immaterial amount. As previously discussed, the acquisition of this business was effected through our newly-established subsidiary, NOCC. In March 2010, we also provided an additional $25 million in capital to NOCC to improve its liquidity position. As of June 30, 2010, this amount is classified as non-current restricted cash in the Condensed Consolidated Balance Sheets.

Pro Forma Results and Acquisition-related Costs

Pro forma results of operations for the acquisitions completed during the six months ended June 30, 2010 have not been presented since the acquisitions both individually and in the aggregate were not material to our financial results. For the three and six months ended June 30, 2010, acquisition-related transaction costs were immaterial for the above acquisitions.

2009 Strategic Initiatives

Investment in Agora-X, LLC

In December 2009, we increased our ownership interest in Agora-X from 20% to 85%. In the second quarter of 2010, we made a strategic decision to close our Agora-X business and recorded a loss of $5 million. This charge was included in loss on divestiture of businesses in the Condensed Consolidated Statements of Income.

Investment in European Multilateral Clearing Facility N.V.

In January 2009, we acquired a 22% stake in EMCF, a leading European clearinghouse, which is accounted for under the equity method of accounting.

5. Goodwill and Purchased Intangible Assets

Goodwill

The following table presents the changes in goodwill by business segment during the six months ended June 30, 2010:

	Market Services	Issuer Services	Market Technology	Total
	(in millions)
Balance at December 31, 2009	$4,432	$273	$95	$4,800
Goodwill acquired Other adjustments	8	—	—	8
Foreign currency translation adjustment and other	(254)	(17)	(11)	(282)

Balance at June 30, 2010	$4,186	$256	$84	$4,526

As of June 30, 2010, the amount of goodwill that is expected to be deductible for tax purposes in future periods is $113 million.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Goodwill is allocated to the reporting units based on the assignment of the fair values of each reporting unit of the acquired company. We are required to test goodwill for impairment at the reporting unit level annually, or in interim periods if certain events occur indicating that the carrying value may be impaired. We test for impairment during the fourth quarter of our fiscal year using October 1st carrying values. We considered the need to update our most recent annual goodwill impairment test as of June 30, 2010 and concluded that none of the impairment indicators triggered a revised impairment analysis. As such, we concluded the assumptions used during the annual assessment remained appropriate. There was no impairment of goodwill for the three and six months ended June 30, 2010 and 2009. Although there is no impairment as of June 30, 2010, events such as continued economic weakness and unexpected significant declines in operating results of reporting units may result in our having to perform a goodwill impairment test for some or all of our reporting units prior to the required annual assessment. These types of events and the resulting analysis could result in goodwill impairment charges in the future.

Purchased Intangible Assets

The following table presents details of our total purchased intangible assets, both finite- and indefinite-lived:

	June 30, 2010				December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Weighted- Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Weighted- Average Useful Life (in Years)
	(in millions)				(in millions)
Finite-Lived Intangible Assets
Technology	$58	$(42)	$16	4	$65	$(41)	$24	4
Customer relationships	813	(131)	682	21	813	(110)	703	21
Other	5	(1)	4	10	5	(1)	4	10
Foreign currency translation adjustment	(90)	13	(77)		(45)	7	(38)

Total finite-lived intangible assets	$786	$(161)	$625		$838	$(145)	$693

Indefinite-Lived Intangible Assets
Exchange and clearing registrations	$790	$—	$790		$790	$—	$790
Trade names	173	—	173		173	—	173
Licenses	78	—	78		76	—	76
Foreign currency translation adjustment	(153)	—	(153)		(101)	—	(101)

Total indefinite-lived intangible assets	$888	$—	$888		$938	$—	$938

Total intangible assets	$1,674	$(161)	$1,513		$1,776	$(145)	$1,631

Amortization expense for purchased finite-lived intangible assets was $13 million for the three months ended June 30, 2010 and $27 million for the six months ended June 30, 2010 compared to $14 million for the three months ended June 30, 2009 and $28 million for the six months ended June 30, 2009.

The estimated future amortization expense (excluding the impact of foreign currency translation adjustments of $77 million as of June 30, 2010) of purchased intangible assets with finite lives as of June 30, 2010 is as follows:

(in millions)
2010 (1)	$29
2011	45
2012	43
2013	43
2014	41
2015 and thereafter	501

Total	$702

(1)	Represents the estimated amortization to be recognized for the remaining six months of 2010.

6. Investments

Trading Securities

Trading securities, which are included in financial investments, at fair value in the Condensed Consolidated Balance Sheets, were $279 million as of June 30, 2010 and $308 million as of December 31, 2009. These securities are primarily comprised of Swedish government debt securities, of which $168 million as of June 30, 2010 and $183 million as of December 31, 2009, are restricted assets to meet regulatory capital requirements for NASDAQ OMX Stockholm’s clearing operations.

Available-for-Sale Security

Available-for-sale security, which is included in financial investments, at fair value in the Condensed Consolidated Balance Sheets, represents our 1% investment in Dubai Financial Market PJSC, or DFM, a publicly traded company controlled by Borse Dubai Limited, a Dubai company, or Borse Dubai. In May 2010, we completed the previously announced exchange of our equity interest in NASDAQ Dubai for a 1% investment in DFM. See “Investment in NASDAQ Dubai” below for further discussion.

As of June 30, 2010, the cost basis of this security was $36 million and the fair value was $31 million. The $5 million change between the cost basis and fair value is reflected as an unrealized holding loss in accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets. We have evaluated the near-term prospects of our investment in DFM in relation to the decline in fair value and we believe we have the ability and intent to hold this investment until a recovery of fair value.

Investment in Oslo

In connection with our business combination with OMX AB, we acquired a long-term available-for-sale investment in Oslo Børs Exchange, or Oslo. During the second quarter of 2009, we made a strategic decision to sell this investment, demonstrating our intent to no longer hold this investment, and recorded a $5 million loss, which is net of costs directly related to the sale, primarily broker fees.

Equity Method Investments

The equity method of accounting is used when we own less than 50% of the outstanding voting stock, but exercise significant influence over the operating and financial policies of a company.

Equity interest in our equity method investments was $24 million as of June 30, 2010, which consisted primarily of our equity interest in EMCF. Equity interest in our equity method investments was $66 million as of December 31, 2009, which consisted primarily of our equity interests in NASDAQ Dubai and EMCF. Equity method investments are included in other assets in the Condensed Consolidated Balance Sheets. As discussed above, we completed the previously announced exchange of our equity interest in NASDAQ Dubai for a 1% available-for-sale investment in DFM. See “Investment in NASDAQ Dubai” below for further discussion.

Income (loss) recognized from our equity interest in the earnings and losses of these companies was a net gain of $1 million for both the three and six months ended June 30, 2010 compared with a net loss of $18 million for the three months ended June 30, 2009 and a net loss of $20 million for the six months ended June 30, 2009. The net loss during the three and six months ended June 30, 2009 was primarily due to the sale of our investment in Orc Software AB, or Orc. See “Investment in Orc Software” below for further discussion. Income (loss) recognized from our equity method investments is included in income (loss) from unconsolidated investees, net in the Condensed Consolidated Statements of Income.

Investment in NASDAQ Dubai

In May 2010, we completed the previously announced exchange of our equity interest in NASDAQ Dubai for a 1% available-for-sale investment in DFM. In the second quarter of 2010, as a result of the completion of the exchange, we recorded a pre-tax, non cash loss of $1 million in income (loss) from unconsolidated investees, net in the Condensed Consolidated Statements of Income, which was based on the difference between the price of DFM common stock multiplied by the number of shares of DFM acquired and the carrying value of our investment in NASDAQ Dubai at the time of the exchange.

In December 2009, as discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as a result of our announcement of our agreement to participate in the realignment of the ownership structure of NASDAQ Dubai, we wrote down our investment in NASDAQ Dubai to fair value which resulted in an $82 million pre-tax, non-cash impairment charge for the year ended December 31, 2009.

Our existing technology and trademark licensing arrangements with Borse Dubai and NASDAQ Dubai remain unchanged. NASDAQ Dubai and DFM are related parties, as both of them are primarily owned by Borse Dubai, our largest stockholder.

Investment in Orc Software

During the second quarter of 2009, we made a strategic decision to sell our investment in Orc, demonstrating our intent to no longer hold this investment. We sold our shares in Orc, representing 25.25% of the share capital of Orc, to a group of Swedish and other international investors for $54 million in cash. As a result of the sale, we recognized a $19 million loss, which includes costs directly related to the sale, primarily broker fees. The loss is included in income (loss) from unconsolidated investees, net in the Condensed Consolidated Statements of Income.

7. Deferred Revenue

Deferred revenue represents cash payments received that are yet to be recognized as revenue. At June 30, 2010, we have estimated that our deferred revenue, which is primarily related to Global Listing Services and Market Technology fees, will be recognized in the following years:

	Initial Listing Fees	Listing of Additional Shares Fees	Annual Renewal Fees and Other	Market Technology (2)	Total
	(in millions)
Fiscal year ended:
2010 (1)	$8	$18	$98	$23	$147
2011	14	30	1	29	74
2012	10	20	—	26	56
2013	6	12	—	23	41
2014	3	2	—	13	18
2015 and thereafter	2	—	—	7	9

	$43	$82	$99	$121	$345

(1)	Represents deferred revenue that is anticipated to be recognized over the remaining six months of 2010.
(2)

The timing of recognition of our deferred Market Technology revenues is dependent upon when significant modifications are made pursuant to the contracts. As such, as it relates to these fees, the timing represents our best estimate.

Our deferred revenue for the six months ended June 30, 2010 and 2009 is reflected in the following table:

	Initial Listing Fees	Listing of Additional Shares Fees	Annual Renewal Fees and Other	Market Technology (2)	Total
			(in millions)
Balance at January 1, 2010	$46	$76	$18	$125	$265
Additions (1)	6	25	185	14	230
Amortization (1)	(9)	(19)	(104)	(8)	(140)
Foreign currency translation adjustment	—	—	—	(10)	(10)

Balance at June 30, 2010	$43	$82	$99	$121	$345

Balance at January 1, 2009	$57	$74	$22	$100	$253
Additions (1)	2	15	156	28	201
Amortization (1)	(10)	(19)	(86)	(7)	(122)
Foreign currency translation adjustment	—	—	—	2	2

Balance at June 30, 2009	$49	$70	$92	$123	$334

(1)	The additions and amortization for initial listing fees, listing of additional shares fees and annual renewal fees and other primarily reflect Issuer Services revenues from U.S. listing fees.

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

8. Debt Obligations

The following table presents the changes in our debt obligations during the six months ended June 30, 2010:

	December 31, 2009	Additions	Payments, Conversions, Accretion and Other	June 30, 2010
		(in millions)
3.75% convertible notes due October 22, 2012 (net of discount) (1)	$—	$—	$—	$—
2.50% convertible senior notes due August 15, 2013	374	—	7	381
4.00% senior unsecured notes due January 15, 2015 (net of discount)(2)	—	398	—	398
5.55% senior unsecured notes due January 15, 2020 (net of discount)(2)	—	598	—	598
$700 million senior unsecured term loan facility credit agreement due January 15, 2013 (average interest rate of 2.28% for the six months ended June 30, 2010)(2)	—	700	(25)	675
6.25% subordinated debt assumed from the acquisition of Nord Pool’s derivatives clearing and consulting subsidiaries due February 20, 2017(3)	18	—	(18)	—
$2,000 million senior secured term credit facilities repaid January 2010(2)	1,700	—	(1,700)	—

Total debt obligations	2,092	1,696	(1,736)	2,052
Less current portion	(225)	—	85	(140)

Total long-term debt obligations	$1,867	$1,696	$(1,651)	$1,912

(1)

In September 2009, most holders of our outstanding 3.75% convertible notes converted their outstanding positions into common stock. As of June 30, 2010 and December 31, 2009, approximately $0.5 million aggregate principal amount of the 3.75% convertible notes remains outstanding. For further discussion, see “3.75% Convertible Notes” below.

(2)	See “Senior Unsecured Notes, Credit Facility and Repayment of Our Senior Secured Credit Facilities in Place as of December 31, 2009” below for further discussion.
(3)

Our subordinated debt obligation assumed in the acquisition of Nord Pool’s derivatives clearing and consulting subsidiaries was denominated in Norwegian Krone and totaled 100 million Norwegian Krone ($18 million as of December 31, 2009 and $16 million at the time of the repayment in May 2010). The difference of $2 million reflects changes in foreign currency exchange rates.

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

As of June 30, 2010, approximately $0.5 million aggregate principal amount of the 3.75% convertible notes remains outstanding.

2.50% Convertible Senior Notes

During the first quarter of 2008, in connection with the business combination with OMX AB, we completed the offering of $475 million aggregate principal amount of 2.50% convertible senior notes due 2013. The interest rate on the notes is 2.50% per annum payable semi-annually in arrears on February 15 and August 15 and will mature on August 15, 2013.

The notes are convertible in certain circumstances specified in the indenture for the notes. Upon conversion, holders will receive, at the election of NASDAQ OMX, cash, common stock or a combination of cash and common stock. It is our current intent and policy to settle the principal amount of the notes in cash. The conversion rate will initially be 18.1386 shares of common stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $55.13 per share of common stock. At June 30, 2010, the 2.50% convertible senior notes are convertible into 7,757,283 shares of our common stock, subject to adjustment upon the occurrence of specified events. Subject to certain exceptions, if we undergo a “fundamental change” as described in the indenture, holders may require us to purchase their notes at a price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest.

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

The changes in the liability and equity components of our 2.50% convertible senior notes during the six months ended June 30, 2010 are as follows:

	Liability Component			Equity Component
	(in millions)			(in millions)
	Principal Balance	Unamortized Debt Discount	Net Carrying Amount	Gross Equity Component	Deferred Taxes	Net Equity Component
December 31, 2009	$428	$54	$374	$80	$32	$48
Accretion of debt discount	—	(7)	7	—	—	—

June 30, 2010	$428	$47	$381	$80	$32	$48

The unamortized debt discount on the convertible debt as of June 30, 2010 was $47 million and is included in debt obligations in the Condensed Consolidated Balance Sheets. This amount will be accreted as part of interest expense through the maturity date of the convertible debt of August 15, 2013. The effective annual interest rate on the 2.50% convertible senior notes was 6.53% for the three and six months ended June 30, 2010 and 2009, which includes the accretion of the debt discount in addition to the annual contractual interest rate of 2.50%.

As of June 30, 2010 and December 31, 2009, the equity component of the convertible debt included in additional paid-in capital in the Condensed Consolidated Balance Sheets was $48 million. This amount is calculated as follows: $80 million of excess principal of the convertible debt over the carrying amount less $32 million of deferred taxes. The deferred tax liability is determined by multiplying the $80 million of excess principal of the convertible debt over the carrying amount by the U.S. marginal tax rate of 39.55%.

Interest expense recognized on our 2.50% convertible senior notes in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2010 and 2009 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)
Components of interest expense recognized on our 2.50% convertible senior notes
Accretion of debt discount	$3	$3	$7	$7
Contractual interest	3	3	5	6

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)
Total interest expense recognized on our 2.50% convertible senior notes	$6	$6	$12	$13

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

Debt Issuance Costs

In 2008, in conjunction with the issuance of the 2.50% convertible senior notes, we incurred debt issuance costs of $10 million. These costs, which are capitalized and included in other assets in the Condensed Consolidated Balance Sheets, are being amortized over the life of the debt obligation. In connection with the early extinguishment of a portion of these notes, we recorded a pre-tax charge of $0.4 million in the second quarter of 2009 and $0.8 million in the first six months of 2009 for debt issuance costs. See “Early Extinguishment of Debt” above for further discussion. Amortization expense, which was recorded as additional interest expense for these costs, was immaterial for both the three months ended June 30, 2010 and 2009 and $1 million for both the six months ended June 30, 2010 and 2009.

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

The Notes

The Notes were issued at a discount in two separate series consisting of $400 million aggregate principal amount of 4.00% senior notes due 2015, or the 2015 Notes, and $600 million aggregate principal amount of 5.55% senior notes due 2020, or the 2020 Notes. As a result of the discount, the proceeds received from the issuance were less than the aggregate principal amounts. As of June 30, 2010, the balance of $398 million for the 4.00% senior notes due 2015 and the balance of $598 million for the 5.55% senior notes due 2020, reflects the aggregate principal amounts, less the unamortized debt discount. The unamortized debt discount will be accreted through interest expense over the life of the Notes.

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

As required under our credit facility, we will pay quarterly principal payment amounts of $35 million on our Term Loans beginning in the third quarter of 2010. In June 2010, we made an optional payment of $25 million of principal on our Term Loans.

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

Debt Issuance and Other Costs

We incurred debt issuance and other costs of $20 million in connection with the issuance of the Notes and the entry into the new credit facility. These costs will be amortized over the life of the debt obligations. Amortization expense, which was recorded as additional interest expense, for these costs was $1 million for the three months ended June 30, 2010 and $2 million for the six months ended June 30, 2010.

In January 2010, as a result of the repayment of our senior secured credit facilities in place as of December 31, 2009, we recorded a pre-tax charge of $40 million, which included the write-off of the remaining unamortized balance of debt issuance costs incurred in conjunction with our senior secured credit facilities in place as of December 31, 2009 of $28 million, costs to terminate our float-to-fixed interest rate swaps previously designated as a cash flow hedge of $9 million and other costs of $3 million. These charges are included in general, administrative and other expense in the Condensed Consolidated Statements of Income for the six months ended June 30, 2010. Amortization expense for debt issuance costs incurred in conjunction with our senior secured credit facilities in place as of December 31, 2009 was $2 million for the three months ended June 30, 2009 and $4 million for the six months ended June 30, 2009.

Other Credit Facilities

In addition to the $250 million revolving credit commitment discussed above, we have credit facilities related to our clearinghouses in order to meet liquidity and regulatory requirements. These credit facilities, which are available in multiple currencies, primarily Swedish Krona and U.S. dollar, totaled $397 million ($169 million in available liquidity which can be pledged as collateral and $228 million to satisfy regulatory requirements), of which $3 million was utilized at June 30, 2010. At December 31, 2009, these facilities totaled $417 million ($185 million in available liquidity which can be pledged as collateral and $232 million to satisfy regulatory requirements), none of which was utilized. Amounts utilized are included in other accrued liabilities in the Condensed Consolidated Balance Sheets.

Debt Covenants

At June 30, 2010, we were in compliance with the covenants of all of our debt obligations.

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

Components of Net Periodic Benefit Cost

The following table sets forth the components of net periodic pension, SERP and other post-retirement benefit costs for the NASDAQ OMX Benefit Plans recognized in compensation and benefits expense in the Condensed Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)
Components of net periodic benefit cost
Service cost	$—	$0.2	$0.1	$0.3
Interest cost	1.6	1.9	3.3	3.5
Expected return on plan assets	(1.1)	(0.8)	(2.3)	(1.7)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)
Recognized net actuarial loss	0.8	0.2	1.7	0.5

Benefit cost	$1.3	$1.5	$2.8	$2.6

Non-U.S. Benefit Plans

Most employees outside the U.S. are covered by local retirement plans or by applicable social laws. Benefits under social laws are generally expensed in the periods in which the costs are incurred. These costs are included in compensation and benefits expense in the Condensed Consolidated Statements of Income and were $3 million for both the three months ended June 30, 2010 and 2009 and were $7 million for both the six months ended June 30, 2010 and 2009.

In 2008, as part of the acquisition of Nord Pool’s derivatives clearing and consulting subsidiaries, we assumed the obligation for several pension plans providing benefits for their employees. The benefit cost for these plans was immaterial for both the three months ended June 30, 2010 and 2009 and was $1 million for both the six months ended June 30, 2010 and 2009.

Defined Contribution Savings Plan

We sponsor a voluntary defined contribution savings plan, or 401(k) Plan, for U.S. employees. Employees are immediately eligible to make contributions to the plan and are also eligible for an employer contribution match at an amount equal to 100.0% of the first 4.0% of eligible employee contributions. Savings plan expense included in compensation and benefits expense in the Condensed Consolidated Statements of Income was $1 million for both the three months ended June 30, 2010 and 2009, and $2 million for both the six months ended June 30, 2010 and 2009.

We have a profit-sharing contribution feature to our 401(k) plan which allows eligible U.S. employees to receive employer retirement contributions, or ERCs, when we meet our annual corporate goals. In addition, we have a supplemental ERC for select highly compensated employees whose ERCs are limited by the annual Internal Revenue Service compensation limit. ERC expense recorded in compensation and benefits expense in the Condensed Consolidated Statements of Income was $1 million for both the three months ended June 30, 2010 and 2009, and $2 million for both the six months ended June 30, 2010 and 2009.

Employee Stock Purchase Plan

We have an employee stock purchase plan, or ESPP, under which approximately 4.0 million shares of our common stock have been reserved for future issuance as of June 30, 2010.

Our ESPP allows eligible U.S. and non-U.S. employees to purchase a limited number of shares of our common stock at six-month intervals, called offering periods, at 85.0% of the lower of the fair market value on the first or the last day of each offering period. The 15.0% discount given to our employees is included in compensation and benefits expense in the Condensed Consolidated Statements of Income.

10. Share-Based Compensation

We have a share-based compensation program that provides our board of directors broad discretion in creating employee equity incentives. Share-based awards, or equity awards, include employee options, restricted stock (which includes awards and units) and performance share units, or PSUs. Grants of equity awards are designed to reward employees for their long-term contributions and provide incentives for them to remain with us. For accounting purposes, we consider PSUs to be a form of restricted stock. Restricted stock is generally time-based and vests over two to five-year periods beginning on the date of the grant. Stock options are also generally time-based and expire ten years from the grant date. Stock option awards granted prior to January 1, 2005 generally vested 33% on each annual anniversary of the grant date over three years. Stock option and restricted stock awards granted after January 1, 2005 generally include performance-based accelerated vesting features based on achievement of specific levels of corporate performance. If NASDAQ OMX exceeds the applicable performance parameters, the grants vest on the third anniversary of the grant date, if NASDAQ OMX meets the applicable performance parameters, the grants vest on the fourth anniversary, and if NASDAQ OMX does not meet the applicable performance parameters, the grants extend to vest on the fifth anniversary of the grant date.

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

Summary of 2010 Equity Awards

In March 2010, we granted non-qualified stock options and/or restricted stock to most active employees. Both the stock options and restricted stock granted included a performance-based accelerated vesting feature based on achievement of specific levels of corporate performance, as described above.

During the six months ended June 30, 2010, certain executive officers and a select group of non-officer employees also received grants of 497,368 PSUs. These PSUs are subject to a one year performance period and generally vest ratably on December 31, 2011, December 31, 2012 and December 31, 2013. In addition, our Chief Executive Officer received a grant of PSUs under the terms of his employment agreement with a target amount of 80,000 shares. This grant is subject to a three year performance period and will vest at the end of the performance period. During 2009, we exceeded applicable performance parameters for prior year PSU awards. As a result, an additional 84,585 PSUs were considered granted in February 2010.

See “Summary of Stock Option Activity” and “Summary of Restricted Stock and PSU Activity” below for further discussion.

Summary of Share-Based Compensation Expense

The following table shows the total share-based compensation expense resulting from equity awards and the 15.0% discount for the ESPP for the three and six months ended June 30, 2010 and 2009 in the Condensed Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)
Share-based compensation expense before income taxes	$10	$9	$17	$17
Income tax benefit	(4)	(4)	(7)	(7)

Share-based compensation expense after income taxes	$6	$5	$10	$10

We estimated the fair value of stock option awards using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Expected life (in years)	5	5	5	5
Weighted-average risk free interest rate	2.53%	2.55%	2.28%	2.54%
Expected volatility	32.0%	35.5%	32.0%	35.5%
Dividend yield	—	—	—	—
Weighted-average fair value at grant date	$6.81	$7.45	$6.36	$7.45

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

Summary of Stock Option Activity

A summary of stock option activity for the six months ended June 30, 2010 is as follows:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in millions)
Outstanding at January 1, 2010	10,206,871	$18.18	6.0	$68

Grants (1)	1,218,746	19.79
Exercises	(252,689)	8.60
Forfeitures or expirations	(283,866)	31.38

Outstanding at June 30, 2010	10,889,062	$18.24	6.0	$54

Exercisable at June 30, 2010	6,491,468	$12.65	4.2	$54

(1)

Primarily reflects our company wide equity grant issued in March 2010, which included a performance-based accelerated vesting feature based on achievement of specific levels of corporate performance, as described above.

We received net cash proceeds of $1 million from the exercise of approximately 0.1 million stock options for the three months ended June 30, 2010 and received net cash proceeds of $2 million from the exercise of approximately 0.3 million stock options for the six months ended June 30, 2010. We received net cash proceeds of $4 million from the exercise of approximately 0.5 million stock options for the three months ended June 30, 2009 and received net cash proceeds of $5 million from the exercise of approximately 0.7 million stock options for the six months ended June 30, 2009. We present excess tax benefits from the exercise of stock options, if any, as financing cash flows.

The aggregate intrinsic value in the above table represents the total pre-tax intrinsic value (i.e., the difference between our closing stock price on June 30, 2010 of $17.78 and the exercise price, times the number of shares) based on stock options with an exercise price less than NASDAQ OMX’s closing price of $17.78 as of June 30, 2010, which would have been received by the option holders had the option holders exercised their stock options on that date. This amount changes based on the fair market value of our common stock. The total number of in-the-money stock options exercisable as of June 30, 2010 was 5.3 million. As of June 30, 2009, 6.4 million outstanding stock options were exercisable and the weighted-average exercise price was $10.32.

Total fair value of stock options vested was immaterial for both the three months ended June 30, 2010 and 2009, $1 million for the six months ended June 30, 2010 and $4 million for the six months ended June 30, 2009. The total pre-tax intrinsic value of stock options exercised was $1 million for the three months ended June 30, 2010, $3 million for the six months ended June 30, 2010, $6 million for the three months ended June 30, 2009 and $8 million for the six months ended June 30, 2009.

At June 30, 2010, $20 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.8 years.

Summary of Restricted Stock and PSU Activity

A summary of restricted stock and PSU activity for the six months ended June 30, 2010 is as follows:

	Restricted Stock	Weighted- Average Grant Date Fair Value	PSUs	Weighted- Average Grant Date Fair Value
Unvested at January 1, 2010	2,208,748	$27.48	552,682	$31.59
Granted (1)	1,162,199	19.76	661,953	20.35
Vested	(55,458)	32.82	(120,000)	33.19
Forfeited	(123,277)	27.95	(39,893)	29.48

Unvested at June 30, 2010	3,192,212	$23.20	1,054,742	$24.43

(1)

Restricted stock grants primarily reflect our company wide grant issued in March 2010, which included a performance-based accelerated vesting feature based on achievement of specific levels of corporate performance, as described above.

At June 30, 2010, $50 million of total unrecognized compensation cost related to restricted stock and PSUs is expected to be recognized over a weighted-average period of 1.8 years.

Common Shares Available Under Our Equity Incentive Plan and ESPP

Shares issued as a result of equity awards and our ESPP are generally first issued out of common stock in treasury. If the treasury stock balance is depleted, shares will be issued out of common stock as newly issued shares. As of June 30, 2010, we had approximately 13.0 million shares of common stock authorized for future issuance under our equity incentive plan and ESPP.

Stock Option Exchange Program

In May 2010, The NASDAQ OMX Group, Inc. shareholders approved a proposal to allow for a one-time voluntary stock option exchange program, designed to provide eligible employees an opportunity to exchange some or all of their eligible underwater stock options for a lesser amount of replacement stock options to be granted with a lower exercise price and a longer vesting period. Participants in the program were entitled to receive one replacement option for each 1.4 eligible options exchanged. Stock options eligible for the exchange were granted on or after January 1, 2006 and on or before June 30, 2008 with an exercise price greater than $30.00. The program commenced on July 7, 2010 and expired on August 3, 2010, at which time the new replacement stock options were granted with an exercise price of $20.04 which was equal to the closing price of our common stock on that date, as reported on The NASDAQ Stock Market. The replacement options are subject to a new vesting schedule and will vest in three equal annual installments on August 3, 2011, August 3, 2012 and August 3, 2013 and will have a term of seven years. In accordance with U.S. GAAP, no incremental stock option expense was recognized for the replacement options as the fair value of the replacement options did not exceed the fair value of the exchanged options.

11. Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions, except share and per share amounts)
Numerator:
Net income attributable to NASDAQ OMX	$96	$69	$157	$163
Accretion of series A convertible preferred stock	—	—	(1)	—

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions, except share and per share amounts)
Net income for basic earnings per share	96	69	156	163
Interest impact of 3.75% convertible notes, net of tax	—	1	—	2

Net income for diluted earnings per share	$96	$70	$156	$165

Denominator:
Weighted-average common shares outstanding for basic earnings per share	205,516,508	202,308,479	208,325,318	202,127,850

Weighted-average effect of dilutive securities:
Employee equity awards	3,863,988	3,661,813	3,640,021	3,798,619
3.75% convertible notes assumed converted into common stock	34,482	8,281,162	34,482	8,281,162

Denominator for diluted earnings per share	209,414,978	214,251,454	211,999,821	214,207,631

Basic and diluted earnings per share:
Basic earnings per share	$0.46	$0.34	$0.75	$0.81

Diluted earnings per share	$0.46	$0.33	$0.74	$0.77

For the three and six months ended June 30, 2010, the weighted-average common shares outstanding for basic earnings per share include the weighted-average impact of our share repurchase program. For the three months ended June 30, 2010, we repurchased 7,787,809 shares of our common stock and for the six months ended June 30, 2010 we repurchased 10,039,302 shares of our common stock. In addition, for the three and six months ended June 30, 2010, the weighted-average common shares outstanding for basic earnings per share include the weighted-average impact of 845,646 shares of our common stock that were issued in connection with the conversion of our series A convertible preferred stock in the second quarter of 2010. See “Share Repurchase Program,” and “Preferred Stock,” of Note 12, “NASDAQ OMX Stockholders’ Equity,” for further discussion.

Stock options to purchase 10,889,062 shares of common stock, 4,246,954 shares of restricted stock and PSUs, and convertible notes convertible into 34,482 shares of common stock were outstanding at June 30, 2010. For the three months ended June 30, 2010, we included 5,329,285 of the outstanding stock options and 3,189,143 shares of restricted stock and PSUs in the computation of diluted earnings per share, on a weighted-average basis, as their inclusion was dilutive. The remaining stock options and shares of restricted stock and PSUs are antidilutive, and as such, they were properly excluded. For the six months ended June 30, 2010, we included 5,327,685 of the outstanding stock options and 2,795,276 shares of restricted stock and PSUs in the computation of diluted earnings per share, on a weighted-average basis, as their inclusion was dilutive. The remaining stock options and shares of restricted stock and PSUs are antidilutive, and as such, they were properly excluded.

In September 2009, most of the holders of our outstanding 3.75% convertible notes converted their remaining outstanding notes into common stock in accordance with the terms of the notes, which resulted in the issuance of an aggregate of 8,246,680 shares of our common stock. The 3.75% convertible notes were accounted for under the if-converted method, as we settled the convertible notes in shares of our common stock. For the three and six months ended June 30, 2010, all of the remaining shares underlying the outstanding 3.75% convertible notes were included in the computation of diluted earnings per share, on a weighted-average basis, as their inclusion was dilutive.

The 2.50% convertible senior notes are accounted for under the treasury stock method as it is our intent and policy to settle the principal amount of the notes in cash. Based on the settlement structure of the 2.50% convertible senior notes, which permits the principal amount to be settled in cash and the conversion premium to be settled in shares of our common stock or cash, we will reflect the impact of the convertible spread portion of the convertible notes in the diluted calculation using the treasury stock method. For the three and six months ended June 30, 2010, the conversion spread of our 2.50% convertible senior notes was out of the money, and as such, they were properly excluded from the computation of diluted earnings per share.

Stock options to purchase 10,708,872 shares of common stock, 3,081,605 shares of restricted stock and PSUs, and convertible notes convertible into 8,281,162 shares of common stock were outstanding at June 30, 2009. For the three months ended June 30, 2009, we included 5,750,101 of the options outstanding, 98,042 shares of restricted stock and PSUs, and all of the shares underlying the outstanding 3.75% convertible notes in the computation of diluted earnings per share, on a weighted-average basis, as their inclusion was dilutive. The remaining options and shares of restricted stock and PSUs were antidilutive and the conversion spread of our 2.50% convertible senior notes was out of the money, and as such, they were properly excluded. For the six months ended June 30, 2009, we included 5,767,601 of the options outstanding, 98,042 shares of restricted stock and PSUs, and all of the shares underlying the outstanding 3.75% convertible notes in the computation of diluted earnings per share, on a weighted-average basis, as their inclusion was dilutive. The remaining options and shares of restricted stock and PSUs were antidilutive and the conversion spread of our 2.50% convertible senior notes was out of the money, and as such, they were properly excluded.

12. NASDAQ OMX Stockholders’ Equity

Common Stock

At June 30, 2010, 300,000,000 shares of our common stock were authorized, 212,987,173 shares were issued and 202,695,221 shares were outstanding. The holders of common stock are entitled to one vote per share except that our certificate of incorporation limits the ability of any person to vote in excess of 5.0% of the then-outstanding voting interests in us. This limitation does not apply to persons exempted from this limitation by our board of directors prior to the time such person owns more than 5.0% of the then-outstanding voting interests in us. In 2008, we issued 60,561,515 shares of common stock to Borse Dubai and a trust for Borse Dubai’s economic benefit in connection with the OMX AB business combination. Borse Dubai and the trust are subject to these voting limitations in our certificate of incorporation that are discussed above.

Common Stock in Treasury, at Cost

We account for the purchase of treasury stock under the cost method with the shares of stock repurchased reflected as a reduction to NASDAQ OMX stockholders’ equity and included in common stock in treasury, at cost in the Condensed Consolidated Balance Sheets. When treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired. As of June 30, 2010, we held 10,291,952 shares of common stock in treasury.

Share Repurchase Program

On March 2, 2010, we announced that our board of directors had approved a share repurchase program authorizing NASDAQ OMX to repurchase in the aggregate up to $300 million of our outstanding common stock. Purchases by NASDAQ OMX under this program may be made from time to time at prevailing market prices in open market purchases, privately-negotiated transactions, block purchase techniques or otherwise, as determined by our management. The purchases will be funded from existing cash balances. The share repurchase program does not obligate us to acquire any particular amount of common stock. The timing, frequency and amount of repurchase activity will depend on a variety of factors, such as levels of cash generation from operations, cash requirements for investments in our businesses, current stock price, market conditions and other factors. The share repurchase program has no expiration date but may be suspended, modified or discontinued at any time. During the six months ended June 30, 2010, we repurchased 10,039,302 shares of our common stock at an average price of $19.95, with an aggregate purchase price of $200 million. The shares repurchased are available for general corporate purposes. The remaining authorized amount for share repurchases under this program was $100 million as of June 30, 2010.

In July 2010, our board of directors authorized the repurchase of up to an additional $100 million of our outstanding common stock under the share repurchase program.

Other Repurchases of Common Stock

For the six months ended June 30, 2010, we repurchased 61,182 shares of our common stock in settlement of employee tax withholding obligations due upon the vesting of restricted stock.

Preferred Stock

Our certificate of incorporation authorizes the issuance of 30,000,000 shares of preferred stock, par value $0.01 per share, issuable from time to time in one or more series. At June 30, 2010, 1,600,000 shares of series A convertible preferred stock were issued and none were outstanding. At December 31, 2009, 1,600,000 shares of series A convertible preferred stock were issued and outstanding, and were classified as temporary equity in the Condensed Consolidated Balance Sheets.

In 2009, as an inducement for the conversion of our 3.75% convertible notes, we agreed to pay the Holders and certain of their affiliates an aggregate amount of $9 million in cash and to issue to the Holders 1,600,000 shares of our series A convertible preferred stock, with an aggregate initial liquidation preference amount of $16 million. Conversion of the series A convertible preferred stock was contingent upon shareholder approval and did not represent an unconditional obligation to transfer assets. In accordance with U.S. GAAP, if the conversion and subsequent issuance of equity shares is not solely in the control of the issuer and the instrument does not represent an unconditional obligation to transfer assets, permanent equity classification is not permitted. Therefore, we recorded the fair value of the series A convertible preferred stock of $15 million as temporary equity in the Condensed Consolidated Balance Sheets as of December 31, 2009. The series A convertible preferred stock was accreted through retained earnings, through the date of shareholder approval, up to the aggregate liquidation preference amount of $16 million.

At our annual shareholders’ meeting in May 2010, the shareholders approved the conversion of the series A convertible preferred stock into common stock. The series A convertible preferred stock automatically converted into 845,646 shares of common stock determined by dividing the initial liquidation preference amount of $16 million by $18.92, which represents the average daily volume weighted-average price, or VWAP, of NASDAQ OMX’s common stock during the 10 day period immediately preceding the date on which the results of the shareholder vote was calculated. At the time of conversion, the VWAP was subject to a floor price of 80% of the price of NASDAQ OMX’s common stock as of the initial issuance date, and a ceiling price of 120% of the price of NASDAQ OMX’s common stock as of the initial issuance date. The changes in our series A convertible preferred stock during the six months ended June 30, 2010 are as follows:

Series A Convertible Preferred Stock
(in millions)
Balance as of December 31, 2009	$15
Accretion for the six months ended June 30, 2010	1
Conversion into common stock	(16)

Balance as of June 30, 2010	$—

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

The following table presents for each of the above hierarchy levels, our financial assets and liabilities that are measured at fair value on a recurring basis at June 30, 2010:

	Balance as of June 30, 2010	Fair Value Measurements
		(Level 1)	(Level 2)	(Level 3)
		(in millions)
Financial Assets Measured at Fair Value on a Recurring Basis
Market value, outstanding derivative positions(1)	$1,511	$—	$1,511	$—
Financial investments, at fair value(2)	310	310	—	—

Total	$1,821	$310	$1,511	$—

Financial Liabilities Measured at Fair Value on a Recurring Basis
Market value, outstanding derivative positions(1)	$1,511	$—	$1,511	$—

Total	$1,511	$—	$1,511	$—

(1)

Represents net amounts associated with our clearing operations in the derivative markets of NASDAQ OMX Commodities and NASDAQ OMX Stockholm. Receivables and payables attributable to outstanding derivative positions have been netted to the extent that such a legal offset right exists and, at the same time, if it is our intention to settle these items. See “Market Value, Outstanding Derivative Positions” below for further discussion.

(2)

Primarily comprised of Swedish government debt securities of $279 million. These securities are classified as trading securities and $168 million are restricted assets to meet regulatory capital requirements for NASDAQ OMX Stockholm’s clearing operations. Also includes our 1% available-for-sale investment in DFM of $31 million that is classified as an available-for-sale security. See Note 6, “Investments,” for further discussion of our trading securities and available-for-sale security.

The following table presents for each of the above hierarchy levels, our financial assets and liabilities that are measured at fair value on a recurring basis at December 31, 2009:

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

(1)

Represents net amounts associated with our clearing operations in the derivative markets of NASDAQ OMX Commodities and NASDAQ OMX Stockholm. Receivables and payables attributable to outstanding derivative positions have been netted to the extent that such a legal offset right exists and, at the same time, if it is our intention to settle these items. See “Market Value, Outstanding Derivative Positions” below for further discussion.

(2)

Primarily comprised of Swedish government debt securities. These securities are classified as trading securities and $183 million are restricted assets to meet regulatory capital requirements for NASDAQ OMX Stockholm’s clearing operations.

(3)

Primarily includes our interest rate swaps of $9 million included in other liabilities in the Condensed Consolidated Balance Sheets. We determine the fair value of our interest rate swap contracts using standard valuation models that are based on market-based observable inputs including forward and spot exchange rates and interest rate curves. See “Cash Flow Hedges,” of Note 14, “Derivative Financial Instruments and Hedging Activities,” for further discussion.

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

As such, the market value of the above mentioned derivative contracts for NASDAQ OMX Commodities and NASDAQ OMX Stockholm are reported gross on the balance sheet as a receivable pertaining to the purchasing party and a payable pertaining to the selling party. Such receivables and payables attributable to outstanding derivative positions have been netted to the extent that such a legal offset right exists and, at the same time, if it is our intention to settle these items. At June 30, 2010, our market value of outstanding derivative positions in the Condensed Consolidated Balance Sheets was $1.5 billion. See “Guarantees Issued, Credit Facilities Available and Collateral Received for Clearing Operations,” of Note 15, “Commitments, Contingencies and Guarantees,” for further discussion of our guarantees on the fulfillment of these contracts and collateral received.

The following table presents the fair value of our outstanding derivative positions at June 30, 2010 and December 31, 2009 prior to netting:

	June 30, 2010		December 31, 2009
	Asset	Liability	Asset	Liability
	(in millions)
Forwards and options(1) (2)	$1,146	$1,146	$1,642	$1,642
Stock options and futures(2) (3)	168	168	194	194
Index options and futures(2) (3)	132	132	235	235
Fixed-income options and futures(2) (3)	148	148	131	131

Total	$1,594	$1,594	$2,202	$2,202

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

We also consider our debt obligations to be financial instruments. The fair value of our debt obligations was estimated using discounted cash flow analyses based on our assumed incremental borrowing rates for similar types of borrowing arrangements and a Black-Scholes valuation technique that is utilized to calculate the convertible option value for the 3.75% convertible notes and the 2.50% convertible senior notes. At June 30, 2010, the carrying value of our debt obligations, before the $47 million unamortized debt discount on the 2.50% convertible senior notes, was approximately $1 million more than fair value. The difference primarily relates to an increase in the fair value on the 2.50% convertible senior notes as a result of an upgrade in our credit rating by S&P in January 2010, partially offset by a decrease in fair value on the 2.50% convertible senior notes due to the convertible option feature which is equivalent to a conversion price of approximately $55.13 as compared to the closing price of $17.78 at June 30, 2010. At December 31, 2009, the carrying value of our debt obligations, before the $54 million unamortized debt discount on the 2.50% convertible senior notes, was approximately $20 million more than fair value, primarily due to a decrease in fair value on the 2.50% convertible senior notes due to the convertible option feature which is equivalent to a conversion price of approximately $55.13 as compared to the closing price of $19.82 at December 31, 2009. For further discussion of our debt obligations, see Note 8, “Debt Obligations.”

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

Fair Value Hedges

Depending on market conditions, we may use foreign currency future, forward and option contracts to limit our exposure to foreign currency exchange rate fluctuations on contracted revenue streams (hedged item) relating to our Market Technology sales. When the contracted revenue streams meet the definition of a firm commitment, these derivative contracts may be designated as fair value hedges if the applicable hedge criteria are met. Changes in fair value on the derivatives and the related hedged items are recognized in the Condensed Consolidated Statements of Income. As of June 30, 2010 and December 31, 2009, there were no outstanding fair value hedges.

Cash Flow Hedges

In the third quarter of 2008, we entered into interest rate swap agreements that effectively converted $200 million of our senior secured credit facilities in place as of December 31, 2009, which was floating rate debt, to a fixed rate basis through August 2011, thus reducing the impact of interest rate changes on future interest expense. As of December 31, 2009, these interest rate swaps were in a net liability position of $9 million and were recorded in other liabilities in the Condensed Consolidated Balance Sheets. In the first quarter of 2010, in connection with the repayment of our senior secured credit facilities in place as of December 31, 2009, we terminated our interest rate swaps and reclassified into earnings the unrealized loss of $9 million which was included in accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets at December 31, 2009. This loss is included in general, administrative and other expense in the Condensed Consolidated Statements of Income for the six months ended June 30, 2010. See “Senior Unsecured Notes, Credit Facility and Repayment of Our Senior Secured Credit Facilities in Place as of December 31, 2009,” of Note 8, “Debt Obligations,” for further discussion.

All derivative contracts used to manage interest rate risk are measured at fair value and are recorded in assets or liabilities as appropriate with the offset in accumulated other comprehensive loss within NASDAQ OMX stockholders’ equity in the Condensed Consolidated Balance Sheets. Any ineffectiveness would impact earnings through interest expense. There was no material ineffectiveness recorded in earnings for both the three and six months ended June 30, 2010 and 2009. As of June 30, 2010, there were no outstanding cash flow hedges.

Net Investment Hedges

Net assets of our foreign subsidiaries are exposed to volatility in foreign currency exchange rates. We may utilize net investment hedges to offset the translation adjustment arising from remeasuring our investment in foreign subsidiaries. As of June 30, 2010, there were no outstanding net investment hedges.

Derivatives Not Designated as Hedges

NASDAQ OMX may also enter into economic hedges that either do not qualify or are not designated for hedge accounting treatment. This type of hedge is undertaken when hedge accounting requirements cannot be achieved or management decides not to apply hedge accounting.

We did not enter into any material economic hedges that did not qualify or were not designated for hedge accounting during the three and six months ended June 30, 2010 and 2009.

15. Commitments, Contingencies and Guarantees

Guarantees Issued, Credit Facilities Available and Collateral Received for Clearing Operations

Through the clearing operations of NASDAQ OMX Commodities, NASDAQ OMX Stockholm, IDCG, and NOCC in derivatives and OTC power and gas, we are the legal counterparty for each position traded and thereby guarantee the fulfillment of each contract. We are required to pledge collateral for commitments with other clearinghouses. The amount of these commitments is calculated on the gross exposure between the clearinghouses. As collateral for these obligations, we have obtained financial guarantees and credit facilities which are guaranteed by us through counter indemnities. At June 30, 2010, financial guarantees pledged as collateral totaled $4 million. Credit facilities totaling $169 million at June 30, 2010, of which $3 million was utilized, are available for liquidity purposes in multiple currencies, primarily Swedish Krona and U.S. dollar. These credit facilities can be pledged as collateral. At December 31, 2009, these credit facilities totaled $185 million, none of which was utilized.

In addition, we obtained credit facilities to satisfy regulatory requirements totaling $228 million, none of which was utilized as of June 30, 2010. At December 31, 2009, these credit facilities totaled $232 million, none of which was utilized.

We require our customers and clearing members to pledge collateral and meet certain minimum financial standards to mitigate the risk if they become unable to satisfy their obligations. Total customer pledged collateral with NASDAQ OMX Commodities and NASDAQ OMX Stockholm was $5.3 billion at June 30, 2010 and $6.1 billion at December 31, 2009. This pledged collateral is held by a custodian bank. Since these funds are not held by NASDAQ OMX Commodities and NASDAQ OMX Stockholm and they are not available for our use, we do not receive any interest income on these funds. Customer pledged cash collateral held by NOCC was $3 million at June 30, 2010 and is included in restricted cash with an offsetting liability included in other accrued liabilities in the Condensed Consolidated Balance Sheets, as the risks and rewards of collateral ownership, including interest income, belongs to NOCC. Clearing member pledged cash collateral held by IDCG was $3 million at June 30, 2010 and is included in non-current restricted cash with an offsetting liability included in other accrued liabilities in the Condensed Consolidated Balance Sheets, as the risks and rewards of collateral ownership, including interest income, belongs to IDCG.

We believe that the potential for us to be required to make payments under these arrangements is mitigated through the pledged collateral and our risk management policies. Accordingly, no contingent liability is recorded in the Condensed Consolidated Balance Sheets for these arrangements.

Other Guarantees

We have provided other guarantees as of June 30, 2010 of $18 million, primarily related to obligations for our rental and leasing contracts. In addition, for certain Market Technology contracts, we have provided performance guarantees of $5 million related to the delivery of software technology and support services. We have received financial guarantees from various financial institutions to support the above guarantees. At December 31, 2009, the total of these guarantees was $35 million.

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

The following table presents certain information regarding these operating segments for the three and six months ended June 30, 2010 and 2009:

	Market Services	Issuer Services	Market Technology	Corporate Items and Eliminations	Consolidated
	(in millions)
Three months ended June 30, 2010
Total revenues	$756	$86	$34	$—	$876
Cost of revenues	(486)	—	—	—	(486)

Revenues less liquidity rebates, brokerage, clearance and exchange fees	270	86	34	—	390

Income (loss) before income taxes (1)	$122	$30	$3	$(9)	$146

Three months ended June 30, 2009
Total revenues	$768	$85	$36	$—	$889
Cost of revenues	(522)	—	—	—	(522)

Revenues less liquidity rebates, brokerage, clearance and exchange fees	246	85	36	—	367

Income (loss) before income taxes(2)	$106	$27	$6	$(25)	$114

Six months ended June 30, 2010
Total revenues	$1,401	$170	$68	$1	$1,640
Cost of revenues	(890)	—	—	—	(890)

Revenues less liquidity rebates, brokerage, clearance and exchange fees	511	170	68	1	750

Income (loss) before income taxes (3)	$223	$60	$5	$(53)	$235

Six months ended June 30, 2009
Total revenues	$1,554	$164	$65	$1	$1,784
Cost of revenues	(1,049)	—	—	—	(1,049)

Revenues less liquidity rebates, brokerage, clearance and exchange fees	505	164	65	1	735

Income (loss) before income taxes(2)	$228	$49	$7	$(28)	$256

(1)

For the three months ended June 30, 2010, corporate items and eliminations include charges of $11 million related to loss on divestiture of businesses as a result of our decision to close the businesses of both NEURO ($6 million) and Agora-X ($5 million).

(2)

For the three and six months ended June 30, 2009, corporate items and eliminations include charges of $19 million related to the loss on the sale of our 25.25% share capital in Orc and $5 million related to the loss on the sale of an available-for-sale investment in Oslo, which was acquired as part of our business combination with OMX AB.

(3)

For the six months ended June 30, 2010, corporate items and eliminations include charges of $40 million related to the repayment of our senior secured credit facilities in place as of December 31, 2009 and $11 million related to loss on divestiture of businesses as a result of our decision to close the businesses of both NEURO ($6 million) and Agora-X ($5 million). See “Senior Unsecured Notes, Credit Facility and Repayment of Our Senior Secured Credit Facilities in Place as of December 31, 2009,” of Note 8, “Debt Obligations,” for further discussion of the charges related to the repayment of our senior secured credit facilities.

For further discussion of our segments’ results, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Segment Operating Results.”

17. Subsequent Events

Proposed Acquisition of SMARTS Group Holdings Pty Ltd

On July 27, 2010, we announced a definitive agreement to acquire SMARTS Group Holdings Pty Ltd, or SMARTS, the world-leading technology provider of market surveillance solutions to exchanges, regulators and brokers. This acquisition is part of our strategy to diversify our Market Technology business and enter the broker surveillance and compliance market. It will strengthen our position as the leading technology partner to marketplaces worldwide.

Upon closing, SMARTS will be part of our Market Technology segment. This acquisition is expected to close, subject to certain specified conditions, during the third quarter of 2010.

Share Repurchase Program

In July 2010, our board of directors authorized the repurchase of up to an additional $100 million of our outstanding common stock under the share repurchase program. This is in addition to the previously announced authorization in March 2010 to repurchase up to $300 million of our outstanding common stock. Through June 30, 2010, we have purchased $200 million of our outstanding common stock, leaving an additional $200 million authorized for share repurchases under this program in the future.

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

Financial Highlights

The following summarizes significant changes in our financial performance for the three and six months ended June 30, 2010 when compared with the same periods in 2009. In countries with currencies other than the U.S. dollar, revenues and expenses are translated using monthly average exchange rates. The following discussion of results of operations isolates the impact of year-over-year foreign currency fluctuations to better measure the comparability of operating results between periods. Operating results excluding the impact of foreign currency fluctuations are calculated by translating the current year’s results by the prior period’s exchange rates.

•

Revenues less liquidity rebates, brokerage, clearance and exchange fees increased $23 million, or 6.3%, to $390 million in the second quarter of 2010, compared with $367 million in the same period in 2009, reflecting an operational increase in revenues of $21 million and a favorable impact from foreign exchange of $2 million. The increase in operational revenues primarily resulted from an increase in Market Services revenues less liquidity rebates, brokerage, clearance and exchange fees of $23 million. This increase in Market Services revenues was primarily due to an increase in:

•	U.S. cash equity trading revenues less liquidity rebates, brokerage, clearance and exchange fees of $11 million;

•	European derivative trading and clearing revenues of $8 million; and

•	access services revenues of $10 million.

•

Revenues less liquidity rebates, brokerage, clearance and exchange fees increased $15 million, or 2.0%, to $750 million in the first six months of 2010, compared with $735 million in the same period in 2009, reflecting a favorable impact from foreign exchange of $18 million, partially offset by a $3 million operational decline in revenues. The operational decline in revenues was primarily due to:

•	a decrease in total cash equity trading revenues less liquidity rebates, brokerage, clearance and exchange fees of $18 million, partially offset by;

•	an increase in total derivative trading and clearing revenues less liquidity rebates, brokerage, clearance and exchange fees of $15 million.

•

Operating expenses increased $49 million, or 11.9%, to $460 million in the first six months of 2010, compared with $411 million for the same period in 2009, reflecting an increase in operating expenses of $36 million and an unfavorable impact from foreign exchange of $13 million. The increase in operating expenses was primarily due to a pre-tax charge of $40 million incurred in January 2010 as a result of the repayment of our senior secured credit facilities in place as of December 31, 2009.

•

Loss on divestiture of businesses was $11 million for both the second quarter and first six months of 2010. This charge was due to our decision to close the businesses of both NEURO and Agora-X during the second quarter of 2010.

•

Income (loss) from unconsolidated investees, net was net income of $1 million for both the second quarter and first six months of 2010, compared with a net loss of $18 million for the second quarter of 2009 and a net loss of $20 million for the first six months of 2009. The net loss for both the second quarter and first six months of 2009 was primarily due to a $19 million loss recorded in May 2009 related to the sale of our share capital in Orc.

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

Currently our business drivers are characterized by renewed uncertainty in investors’ outlook for financial institutions, sovereign debt and global economic growth, increased levels of market volatility, the enactment and implementation of new legislative and regulatory initiatives, and the continued rapid evolution and deployment of new technology in the financial services industry. The business environment that influenced our financial performance for the second quarter of 2010 may be characterized as follows:

•

A steady pace of new equity issuance relative to the first quarter of 2010 in the U.S. with 47 IPOs across all exchanges in the U.S. and 23 new IPOs on The NASDAQ Stock Market. IPO activity remained weak in the Nordics with four IPOs on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic;

•	Matched share volume for all our U.S. markets increased 4% in the second quarter of 2010 driven by significantly higher trading levels on our NASDAQ OMX BX market;

•

A 42% growth relative to the second quarter of 2009 in the number of equity transactions on our Nordic and Baltic exchanges driven by increased levels of participant trading in response to economic conditions and an increase in algorithmic trading;

•	A 7% growth relative to the second quarter of 2009 in the value of equity transactions on our Nordic and Baltic exchanges resulting from higher 12-month equity valuations and increased trading levels;

•

A 43% growth experienced by our Nordic and Baltic exchanges relative to the second quarter of 2009 in the number of traded equity and fixed-income contracts (excluding EDX London Limited, or EDX, and Eurex) driven by an increase in the number of derivative members and increased market share in competitively listed products;

•	A 38% growth relative to the second quarter of 2009 in number of cleared derivatives contracts in fixed-income related products on our Nordic and Baltic exchanges;

•	Intense competition among U.S. exchanges for both equity trading volume and listings, and strong competition between multilateral trading facilities and exchanges in Europe for equity trading volume;

•	Globalization of exchanges, customers and competitors extending the competitive horizon beyond national markets; and

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Market Services
Cash Equity Trading
NASDAQ securities
Average daily share volume (in billions)	2.53	2.41	2.44	2.32
Matched market share executed on NASDAQ	28.8%	32.3%	28.9%	35.2%
Matched market share executed on NASDAQ OMX BX	3.2%	0.8%	3.4%	0.5%
Market share reported to the FINRA/NASDAQ Trade Reporting Facility(1)	39.0%	37.6%	38.8%	34.5%
Total market share(2)	71.0%	70.7%	71.2%	70.2%
NYSE securities
Average daily share volume (in billions)	5.96	6.03	5.40	6.18
Matched market share executed on NASDAQ	14.0%	14.9%	14.5%	16.6%
Matched market share executed on NASDAQ OMX BX	4.1%	1.0%	4.2%	0.5%
Market share reported to the FINRA/NASDAQ Trade Reporting Facility(1)	33.5%	32.6%	33.5%	30.1%
Total market share(2)	51.6%	48.4%	52.3%	47.2%
NYSE Amex and regional securities
Average daily share volume (in billions)	1.84	2.25	1.66	2.31
Matched market share executed on NASDAQ	21.7%	21.3%	21.6%	25.4%
Matched market share executed on NASDAQ OMX BX	3.5%	1.3%	3.0%	0.8%
Market share reported to the FINRA/NASDAQ Trade Reporting Facility(1)	30.0%	35.7%	31.0%	31.1%
Total market share(2)	55.2%	58.3%	55.7%	57.3%
Total U.S.-listed equities
Average daily share volume (in billions)	10.33	10.68	9.50	10.81
Matched share volume (in billions)	147.9	142.4	274.1	309.2
Matched market share executed on NASDAQ	19.0%	20.2%	19.4%	22.5%
Matched market share executed on NASDAQ OMX BX	3.8%	1.0%	3.8%	0.6%
NASDAQ OMX Nordic and NASDAQ OMX Baltic
Average daily number of equity trades	324,560	228,233	301,278	221,366
Average daily value of shares traded (in billions)	$3.7	$3.3	$3.7	$3.1
Derivative Trading and Clearing
U.S. Equity Options
Average daily volume (in millions)	15.7	14.2	14.9	13.7
NASDAQ OMX PHLX matched market share	21.7%	18.0%	21.5%	17.5%
The NASDAQ Options Market matched market share	3.4%	3.3%	3.0%	3.0%
NASDAQ OMX Nordic and NASDAQ OMX Baltic
Average Daily Volume:
Equity option and fixed-income contracts	460,790	322,313	440,872	328,295
Nordic equity option contracts traded on EDX(3)	—	113,121	—	122,216
Finnish option contracts traded on Eurex	138,493	61,783	122,866	78,867
NASDAQ OMX Commodities
Clearing Turnover:
Power contracts (TWh)(4)	499	497	1,192	1,094
Carbon contracts (1000 tCO2)(4)	9,557	9,136	21,449	20,451
Issuer Services
Initial public offerings
NASDAQ	23	3	38	3
Exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic	4	—	7	—
New listings
NASDAQ (5)	59	18	100	34
Exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic	6	3	12	7
Number of listed companies
NASDAQ (6)	2,831	2,894	2,831	2,894
Exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic(7)	788	808	788	808
Market Technology
Order intake (in millions)(8)	$12	$10	$62	$19
Total order value (in millions)(9)	$453	$315	$453	$315

(1)	Transactions reported to the FINRA/NASDAQ Trade Reporting Facility.
(2)	Includes transactions executed on both NASDAQ’s and NASDAQ OMX BX’s systems plus trades reported through the FINRA/NASDAQ Trade Reporting Facility.
(3)	In December 2009, derivative volume was transferred to NASDAQ OMX from EDX.
(4)	Transactions executed on Nord Pool and reported for clearing to NASDAQ OMX Commodities measured by Terawatt hours (TWh) and one thousand metric tons of carbon dioxide (1000 tCO2).
(5)	New listings include IPOs, including those completed on a best efforts basis, issuers that switched from other listing venues, closed-end funds and separately listed ETFs.
(6)	Number of listed companies for NASDAQ at period end, including separately listed ETFs.
(7)	Represents companies listed on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic and companies on the alternative markets, NASDAQ OMX First North, at period end.
(8)	Total contract value of orders signed.
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

Segment Operating Results

Of our total second quarter 2010 revenues less liquidity rebates, brokerage, clearance and exchange fees of $390 million, 69.2% was from our Market Services segment, 22.1% was from our Issuer Services segment and 8.7% was from our Market Technology segment. Of our total second quarter 2009 revenues less liquidity rebates, brokerage, clearance and exchange fees of $367 million, 67.0% was from our Market Services segment, 23.2% was from our Issuer Services segment and 9.8% was from our Market Technology segment.

Of our total first six months of 2010 revenues less liquidity rebates, brokerage, clearance and exchange fees of $750 million, 68.1% was from our Market Services segment, 22.7% was from our Issuer Services segment, 9.1% was from our Market Technology segment and 0.1% related to other revenues. Of our total first six months of 2009 revenues less liquidity rebates, brokerage, clearance and exchange fees of $735 million, 68.7% was from our Market Services segment, 22.3% was from our Issuer Services segment, 8.9% was from our Market Technology segment and 0.1% related to other revenues.

The following table shows our total revenues, cost of revenues and revenues less liquidity rebates, brokerage, clearance and exchange fees by segment:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2010	2009		2010	2009
	(in millions)			(in millions)
Market Services	$756	$768	(1.6)%	$1,401	$1,554	(9.8)%
Cost of revenues	(486)	(522)	(6.9)%	(890)	(1,049)	(15.2)%

Market Services revenues less liquidity rebates, brokerage, clearance and exchange fees	270	246	9.8%	511	505	1.2%
Issuer Services	86	85	1.2%	170	164	3.7%
Market Technology	34	36	(5.6)%	68	65	4.6%
Other	—	—	—	1	1	—

Total revenues less liquidity rebates, brokerage, clearance and exchange fees	$390	$367	6.3%	$750	$735	2.0%

MARKET SERVICES

The following table shows total revenues less liquidity rebates, brokerage, clearance and exchange fees from our Market Services segment:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2010	2009		2010	2009
				(in millions)
Transaction Services
Cash Equity Trading Revenues:
U.S. cash equity trading(1)	$488	$540	(9.6)%	$884	$1,102	(19.8)%
Cost of revenues:
Liquidity rebates	(326)	(359)	(9.2)%	(610)	(798)	(23.6)%
Brokerage, clearance and exchange fees (1)	(108)	(138)	(21.7)%	(188)	(208)	(9.6)%

Total U.S. cash equity cost of revenues	(434)	(497)	(12.7)%	(798)	(1,006)	(20.7)%

U.S. cash equity trading revenues less liquidity rebates, brokerage, clearance and exchange fees	54	43	25.6%	86	96	(10.4)%
European cash equity trading	22	25	(12.0)%	45	50	(10.0)%

Total cash equity trading revenues less liquidity rebates, brokerage, clearance and exchange fees	76	68	11.8%	131	146	(10.3)%

Derivative Trading and Clearing Revenues:
U.S. derivative trading and clearing(2)	92	61	50.8%	166	114	45.6%
Cost of revenues:
Liquidity rebates	(48)	(22)	#	(83)	(39)	#
Brokerage, clearance and exchange fees (2)	(4)	(3)	33.3%	(9)	(4)	#

Total U.S. derivative trading and clearing cost of revenues	(52)	(25)	#	(92)	(43)	#

U.S. derivative trading and clearing revenues less liquidity rebates, brokerage, clearance and exchange fees	40	36	11.1%	74	71	4.2%

European derivative trading and clearing revenues	29	19	52.6%	56	40	40.0%

Total derivative trading and clearing revenues less liquidity rebates, brokerage, clearance and exchange fees	69	55	25.5%	130	111	17.1%

Access Services Revenues	41	32	28.1%	80	64	25.0%

Total Transaction Services revenues less liquidity rebates, brokerage, clearance and exchange fees	186	155	20.0%	341	321	6.2%

Market Data
Net U.S. tape plans	30	30	—	61	65	(6.2)%

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2010	2009		2010	2009
				(in millions)
U.S. market data products	32	31	3.2%	63	59	6.8%
European market data products	17	19	(10.5)%	35	38	(7.9)%

Total Market Data revenues	79	80	(1.3)%	159	162	(1.9)%

Broker Services	4	9	(55.6)%	8	17	(52.9)%
Other Market Services	1	2	(50.0)%	3	5	(40.0)%

Total Market Services revenues less liquidity rebates, brokerage, clearance and exchange fees	$270	$246	9.8%	$511	$505	1.2%

#	Denotes a variance equal to or greater than 100.0%.
(1)

Includes Section 31 fees of $81 million in the second quarter of 2010, $92 million in the second quarter of 2009, $136 million in the first six months of 2010 and $117 million in the first six months of 2009. Section 31 fees are recorded as U.S. cash equity trading revenues with a corresponding amount recorded in cost of revenues.

(2)

Includes Section 31 fees of $3 million in the second quarter of 2010 and 2009, $7 million in the first six months of 2010 and $3 million in the first six months of 2009. Section 31 fees are recorded as U.S. derivative trading and clearing revenues with a corresponding amount recorded in cost of revenues.

Transaction Services

Transaction Services revenues less liquidity rebates, brokerage, clearance and exchange fees increased in the second quarter of 2010 compared with the same period in 2009, primarily due to increases in cash equity trading revenues less liquidity rebates, brokerage, clearance and exchange fees, derivative trading and clearing revenues less liquidity rebates, brokerage, clearance and exchange fees and access services revenues.

Transaction Services revenues less liquidity rebates, brokerage, clearance and exchange fees increased in first six months of 2010 compared with the same period in 2009, primarily due to increases in derivative trading and clearing revenues less liquidity rebates, brokerage, clearance and exchange fees and access services revenues. Partially offsetting these increases was a decrease in cash equity trading revenues less liquidity rebates, brokerage, clearance and exchange fees.

U.S. Cash Equity Trading Revenues

U.S. cash equity trading revenues less liquidity rebates, brokerage, clearance and exchange fees increased in the second quarter of 2010 compared with the same period in 2009 and decreased in the first six months of 2010 compared with the same period in 2009. The increase in the second quarter of 2010 was primarily due to modified rates and to higher matched market share of U.S. cash equity trading. The decrease in the first six months of 2010 was primarily due to declines in matched share volume and modified rates.

U.S. cash equity trading revenues decreased in the second quarter and first six months of 2010 compared with the same periods in 2009. The decrease in the second quarter of 2010 was primarily due to declines in matched share volume on NASDAQ’s trading system and a decrease in Section 31 pass-through fee revenues charged by us to our customers. The decrease in the first six months of 2010 was also primarily due to declines in matched share volume on NASDAQ’s trading system, partially offset by higher Section 31 pass-through fee revenues charged by us to our customers.

As discussed above, we record Section 31 fees as U.S. cash equity trading revenues with a corresponding amount recorded as cost of revenues. We are assessed these fees from the SEC and pass them through to our customers in the form of incremental fees. Pass-through fees can increase or decrease due to rate changes by the SEC, our percentage of the overall industry volumes processed on our systems, and differences in actual dollar value of the shares traded. Since the amount recorded in revenues is equal to the amount recorded in cost of revenues, there is no impact on our revenues less liquidity rebates, brokerage, clearance and exchange fees. Section 31 fees were $81 million in the second quarter of 2010 and $136 million in the first six months of 2010 compared with $92 million in the second quarter of 2009 and $117 million in the first six months of 2009. The decrease in the second quarter of 2010 compared to the same period in 2009 is primarily due to lower Section 31 fee rates. The increase in the first six months of 2010 compared with the same period in 2009 is primarily due to higher dollar value traded on NASDAQ and NASDAQ OMX BX’s trading systems.

Liquidity rebates, in which we credit a portion of the per share execution charge to the market participant that provides the liquidity, decreased in the second quarter and first six months of 2010 compared with the same periods in 2009. The decrease in the second quarter of 2010 was primarily due to declines in matched share volume on NASDAQ’s trading system, partially offset by higher matched market share of U.S. cash equity trading. The decrease in the first six months of 2010 was primarily due to declines in matched share volume on NASDAQ’s trading system.

Brokerage, clearance and exchange fees decreased in the second quarter and first six months of 2010 compared with the same periods in 2009. The decrease in the second quarter of 2010 was primarily due to a decrease in Section 31 pass-through fees in the second quarter of 2010, lower routing costs and a decrease in the amount of volume routed by NASDAQ. The decrease in the first six months of 2010 was primarily a result of lower routing costs and a decrease in the amount of volume routed by NASDAQ, partially offset by an increase in Section 31 pass-through fees in the first six months of 2010 as discussed above.

European Cash Equity Trading Revenues

European cash equity trading revenues include trading revenues from equity products traded on the exchanges that comprise NASDAQ OMX Nordic, NASDAQ OMX Baltic and NEURO (prior to our decision to close our NEURO business). European cash equity trading revenues decreased in the second quarter and first six months of 2010 compared with the same periods in 2009, primarily due to revised trading fees introduced in the first quarter of 2010 and in the fourth quarter of 2009, partially offset by an increase in trading activity and a favorable impact from foreign exchange of $1 million in the second quarter of 2010 and $3 million in the first six months of 2010.

U.S. Derivative Trading and Clearing Revenues

U.S. derivative trading and clearing revenues and U.S. derivative trading and clearing revenues less liquidity rebates, brokerage, clearance and exchange fees increased in the second quarter and first six months of 2010 compared with the same periods in 2009 primarily due to increases in volume traded and an increase in market share, partially offset by lower average net fees for traded contracts.

Similar to U.S. cash equity trading, Section 31 fees are recorded as U.S. derivative trading and clearing revenues with a corresponding amount recorded as cost of revenues. We are assessed these fees from the SEC and pass them through to our customers in the form of incremental fees. Since the amount recorded in revenues is equal to the amount recorded in cost of revenues, there is no impact on our revenues less liquidity rebates, brokerage, clearance and exchange fees. Section 31 fees were $3 million in the second quarter of 2010 and $7 million in the first six months of 2010 compared with $3 million in both the second quarter and first six months of 2009.

Liquidity rebates, in which we credit a portion of the per share execution charge to the market participant that provides the liquidity, increased in the second quarter and first six months of 2010 compared with the same periods in 2009 primarily due to a revised fee structure implemented in the first quarter of 2010 along with higher volumes traded and an increase in market share.

Brokerage, clearance and exchange fees increased in the second quarter and first six months of 2010 compared with the same periods in 2009. The increase in the first six months of 2010 was primarily due to an increase in Section 31 fees due to higher volume traded.

European Derivative Trading and Clearing Revenues

European derivative trading and clearing revenues include trading and clearing revenues from derivative products traded on NASDAQ OMX Stockholm and NASDAQ OMX Copenhagen and also include revenues from NASDAQ OMX Commodities. European derivative trading and clearing revenues increased in the second quarter and first six months of 2010 compared with the same periods in 2009 primarily due to higher trading and clearing revenues for energy contracts, options and futures contracts and fixed income products. Also contributing to the increase is a favorable impact from foreign exchange of $1 million in the second quarter of 2010 and $5 million in the first six months of 2010.

European derivative trading and clearing revenues include:

•

trading and clearing revenues for energy and carbon products of $10 million in the second quarter and $20 million in the first six months of 2010 compared with $8 million in the second quarter and $16 million in the first six months of 2009. Beginning in May 2010, trading and clearing revenues for energy and carbon products include revenues from Nord Pool;

•

trading and clearing revenues for options and futures contracts of $13 million in the second quarter and $25 million in the first six months of 2010 compared with $8 million in the second quarter and $17 million in the first six months of 2009;

•

trading and clearing revenues from fixed income products of $5 million in the second quarter and $9 million in the first six months of 2010 compared with $3 million in the second quarter and $7 million in the first six months of 2009; and

•

other revenues and fees of $1 million in the second quarter and $2 million in the first six months of 2010 due to the provision of trading and clearing operations to a new Dutch trading platform called The Order Machine commencing in the first half of 2009.

Access Services Revenues

Access services revenues increased in the second quarter and first six months of 2010 compared with the same periods in 2009 primarily due to revised fees for access services and increased demand for co-location services.

Market Data

Market Data revenues decreased in the second quarter and first six months of 2010 compared with the same periods in 2009. The decrease in the second quarter and first six months of 2010 was primarily due to a decrease in European market data products revenues, partially offset by an increase in U.S. market data products revenues. Also contributing to the decrease in the first six months of 2010 was a decrease in net U.S. tape plans. The decrease in the first six months of 2010 was partially offset by a favorable impact from foreign exchange of $2 million.

The decline in net U.S. tape plans revenues in the first six months of 2010 compared to the same period in 2009 was primarily due to declines in NASDAQ’s trading and quoting market share of U.S. equities, as calculated under the SEC-mandated market data revenue quoting and trading formula, and reductions in the size of the tape plan revenue pools mainly driven by declines in subscriber populations.

The increase in U.S. market data products revenues in the second quarter and first six months of 2010 compared to the same periods in 2009 was primarily due to growth of new products such as BX TotalView, options data feeds and mutual fund products.

The decrease in European market data products revenues in the second quarter and first six months of 2010 compared to the same periods in 2009 was primarily due to declines in subscriber populations and discontinued products. The decrease in the first six months of 2010 was partially offset by a favorable impact from foreign exchange of $2 million.

Broker Services

Broker Services revenues decreased in the second quarter and first six months of 2010 compared with the same periods in 2009 primarily due to the sale of our Broker Services operations in the United Kingdom in November 2009.

ISSUER SERVICES

The following table shows revenues from our Issuer Services segment:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2010	2009		2010	2009
	(in millions)			(in millions)
Global Listing Services:
Annual renewal fees	$28	$29	(3.4)%	$56	$58	(3.4)%
Listing of additional shares fees	10	9	11.1%	19	19	—
Initial listing fees	5	5	—	9	10	(10.0)%

Total U.S. listing fees	43	43	—	84	87	(3.4)%
European listing fees	12	11	9.1%	25	22	13.6%
Corporate services	19	21	(9.5)%	37	36	2.8%

Total Global Listing Services	74	75	(1.3)%	146	145	0.7%
Global Index Group	12	10	20.0%	24	19	26.3%

Total Issuer Services revenues	$86	$85	1.2%	$170	$164	3.7%

Global Listing Services

U.S. Listing Services Revenues

Annual renewal fees decreased in the second quarter and first six months of 2010 compared with the same periods in 2009, primarily due to a decrease in the number of listed companies on The NASDAQ Stock Market. The number of companies listed on The NASDAQ Stock Market on January 1, 2010 was 2,852, compared to 3,023 on January 1, 2009, the date on which listed companies were billed their annual fees. The decrease in the number of listed companies was due to 302 delistings from The NASDAQ Stock Market in 2009, partially offset by 131 new listings. The number of listed companies as of January 1, 2010 and 2009 includes separately listed ETFs. Annual renewal fees are recognized ratably over a 12-month period.

Listing of additional shares fees increased slightly in the second quarter of 2010 and remained flat in the first six months of 2010 compared with the same periods in 2009. Listing of additional shares fees are amortized on a straight-line basis over an estimated service period of four years.

Initial listing fees remained flat in the second quarter of 2010 and decreased slightly in the first six months of 2010 compared with the same periods in 2009. There were 59 new listings, including 23 IPOs, during the second quarter of 2010 and 100 new listings, including 38 IPOs, during the first six months of 2010 compared with 18 new listings, including 3 IPOs, during the second quarter of 2009 and 34 new listings, including 3 IPOs, during the first six months of 2009. The increase in new listings during 2010 will impact future revenues as these fees are amortized on a straight-line basis over an estimated service period of six years.

European Listing Services Revenues

European Listing Services revenues increased in the second quarter and first six months of 2010 compared with the same periods in 2009 primarily due to an increase in the market capitalization of Nordic issuers. Also contributing to the increase in the first six months of 2010 was a favorable impact from foreign exchange of $1 million. Partially offsetting these increases was a decrease in revenues due to a decrease in the number of listed companies from 808 as of June 30, 2009 to 788 as of June 30, 2010. These revenues are recognized ratably over a 12-month period.

Corporate Services Revenues

Corporate Services revenues decreased in the second quarter of 2010 and increased slightly in the first six months of 2010 compared with the same periods in 2009. The decrease in the second quarter of 2010 was primarily due to a decrease in revenues from insurance brokerage products and services primarily due to the sale of substantially all of our Carpenter Moore business in October 2009. The increase in the first six months of 2010 was primarily due to expanding customer utilization of the services and products of Directors Desk, Shareholder.com, and GlobeNewswire, partially offset by the decrease in revenues from the sale of substantially all of our Carpenter Moore business.

Global Index Group Revenues

Global Index Group revenues increased in the second quarter and first six months of 2010 compared with the same periods in 2009 primarily due to an increase in underlying assets associated with NASDAQ OMX-licensed ETFs and other financial products. The Global Index Group has also seen growth in the number of products licensed and an increase in volume for licensed derivative products.

MARKET TECHNOLOGY

The following table shows the revenues from our Market Technology segment:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2010	2009		2010	2009
	(in millions)			(in millions)
Market Technology:
License, support and project revenues	$27	$28	(3.6)%	$54	$49	10.2%
Facility management services	6	7	(14.3)%	12	13	(7.7)%
Other revenues	1	1	—	2	3	(33.3)%

Total Market Technology revenues	$34	$36	(5.6)%	$68	$65	4.6%

Market Technology revenues decreased in the second quarter of 2010 and increased in the first six months of 2010 compared with the same periods in 2009.

License, support and project revenues decreased in the second quarter of 2010 primarily due to fewer clients. This decrease was partially offset by a favorable impact from foreign exchange of $1 million in the second quarter of 2010. The increase in the first six months of 2010 was primarily due to a favorable impact from foreign exchange of $4 million in the first six months of 2010, as well as new license and support clients and increased deliveries of market technology contracts during the first quarter of 2010.

Facility management services decreased slightly in the second quarter and first six months of 2010 compared with the same periods in 2009 primarily due to the loss of customers towards the end of 2009, partially offset by a favorable impact from foreign exchange of $1 million in the first six months of 2010.

Other revenues remained flat in the second quarter of 2010 and decreased slightly in the first six months of 2010 compared with the same periods in 2009 primarily due to lower advisory and consulting revenues.

As of June 30, 2010, total order value, which represents the total contract value of orders signed that are yet to be recognized as revenues, was $453 million. Market Technology deferred revenue of $121 million, which is included in this amount, represents cash payments received that are yet to be recognized as revenue for these signed orders. See Note 7, “Deferred Revenue,” to the condensed consolidated financial statements for further discussion. The recognition and timing of these revenues depends on many factors, including those that are not within our control. As such, the following table of Market Technology revenues to be recognized in the future represents our best estimate:

Total Order Value
(in millions)
Fiscal year ended:
2010 (1)	$62
2011	116
2012	95
2013	71
2014	52
2015 and thereafter	57

$453

(1)	Represents revenue that is anticipated to be recognized over the remaining six months of 2010.

Expenses

Operating Expenses

The following table shows our operating expenses:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2010	2009		2010	2009
	(in millions)			(in millions)
Compensation and benefits	$104	$105	(1.0)%	$203	$202	0.5%
Marketing and advertising	5	3	66.7%	9	5	80.0%
Depreciation and amortization	25	27	(7.4)%	50	50	—
Professional and contract services	20	17	17.6%	39	36	8.3%
Computer operations and data communications	14	14	—	30	29	3.4%
Occupancy	21	18	16.7%	43	35	22.9%
Regulatory	9	10	(10.0)%	19	19	—
Merger and strategic initiatives	1	3	(66.7)%	1	11	(90.9)%
General, administrative and other	12	11	9.1%	66	24	#

Total operating expenses	$211	$208	1.4%	$460	$411	11.9%

#	Denotes a variance greater than 100.0%.

Total operating expenses increased $3 million in the second quarter of 2010 compared to the same period in 2009, reflecting an unfavorable impact from foreign exchange of $2 million and an increase in operating expenses of $1 million. Total operating expenses increased $49 million in the first six months of 2010 compared to the same period in 2009, reflecting an increase in operating expenses of $36 million in the first six months of 2010 and an unfavorable impact from foreign exchange of $13 million. The increase in operating expenses of $36 million primarily related to charges incurred related to the January 2010 repayment of our senior secured credit facilities in place as of December 31, 2009.

Compensation and benefits expense decreased slightly in the second quarter of 2010 and increased slightly in the first six months of 2010 compared with the same periods in 2009. The decrease in compensation and benefits expense in the second quarter of 2010 was primarily due to a decline in headcount, partially offset by higher compensation expenses reflecting stronger financial performance and an unfavorable impact from foreign exchange of $1 million. The increase in compensation and benefits expense in the first six months of 2010 was primarily due to an unfavorable impact from foreign exchange of $6 million, partially offset by a decrease in compensation expenses primarily due to a decline in headcount. Headcount, including staff employed at consolidated entities where we have a controlling financial interest, decreased to 2,181 employees at June 30, 2010 compared with 2,345 employees at June 30, 2009. The decrease in headcount was primarily due to the sale of substantially all of our Carpenter Moore business and our Broker Services operations in the United Kingdom in the fourth quarter of 2009, as well as a reduction in staffing needs driven by successful integration efforts associated with our acquisition of PHLX.

Marketing and advertising expense increased in the second quarter and first six months of 2010 compared with the same periods in 2009 primarily due to advertising for new issuers.

Depreciation and amortization expense decreased in the second quarter of 2010 and remained flat in the first six months of 2010 compared with the same periods in 2009 primarily due to the full amortization of a technology intangible asset in January 2010. The decrease in the first six months of 2010 was offset by an unfavorable impact from foreign currency of $2 million.

Professional and contract services expense increased in the second quarter and first six months of 2010 compared with the same periods in 2009 primarily due to an increase in consulting fees related to government lobbying efforts and issuer listings qualifications. In addition, foreign currency had an unfavorable impact of $1 million in the first six months of 2010.

Occupancy expense increased in the second quarter and first six months of 2010 compared with the same periods in 2009 primarily due to an increase in co-location rent related to the build-out of our data centers.

Merger and strategic initiatives expense was $1 million in the second quarter and first six months of 2010 compared with $3 million in the second quarter of 2009 and $11 million in the first six months of 2009. The costs in the second quarter and first six months of 2009 were directly attributable to the business combination with OMX AB and the acquisition of PHLX, but did not qualify as purchase accounting adjustments. These costs primarily included consulting and legal costs related to our integration of OMX AB and PHLX.

General, administrative and other expense increased slightly in the second quarter of 2010 and increased $42 million in the first six months of 2010 compared with the same periods in 2009. The increase in the first six months of 2010 was primarily due to charges incurred related to the repayment of our senior secured credit facilities in place as of December 31, 2009. In January 2010, we recorded a pre-tax charge of $40 million, which included the write-off of the remaining unamortized balance of debt issuance costs incurred in conjunction with our senior secured credit facilities in place as of December 31, 2009 of $28 million, costs to terminate our float-to-fixed interest rate swaps previously designated as a cash flow hedge of $9 million and other costs of $3 million. See “Senior Unsecured Notes, Credit Facility and Repayment of Our Senior Secured Credit Facilities in Place as of December 31, 2009,” of Note 8, “Debt Obligations,” for further discussion.

Non-operating Income and Expenses

The following table presents our non-operating income and expenses:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2010	2009		2010	2009
	(in millions)			(in millions)
Interest income	$2	$2	—	$5	$7	(28.6)%
Interest expense	(26)	(25)	4.0%	(51)	(51)	—

Net interest expense	(24)	(23)	4.3%	(46)	(44)	4.5%
Dividend and investment income	1	1	—	1	1	—
Loss on sale of investment security	—	(5)	#	—	(5)	#
Loss on divestiture of businesses	(11)	—	#	(11)	—	#
Income (loss) from unconsolidated investees, net	1	(18)	#	1	(20)	#

Total non-operating income and (expenses)	$(33)	$(45)	(26.7)%	$(55)	$(68)	(19.1)%

#	Denotes a variance equal to or greater than 100.0%.

Interest Income

Interest income remained flat in the second quarter of 2010 compared with the same period in 2009 and decreased in the first six months of 2010 compared with the same period in 2009. The decrease in the first six months of 2010 was primarily due to lower average interest rates earned on our short term investments.

Interest Expense

Interest expense increased slightly in the second quarter of 2010 and remained flat in the first six months of 2010 compared with the same periods in 2009. The increase in the second quarter of 2010 was primarily due to higher average interest rates, partially offset by lower average outstanding debt obligations in 2010 due to principal amortization payments made in 2009 and 2010 and repurchases of our debt during 2009.

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

Loss on Divestiture of Businesses

The loss on divestiture of businesses in the second quarter and first six months of 2010 of $11 million was due to our decision to close the businesses of both NEURO ($6 million) and Agora-X ($5 million).

Income (Loss) from Unconsolidated Investees, net

Net income from unconsolidated investees of $1 million in the second quarter and first six months of 2010 was primarily related to our share in the earnings and losses of our equity method investments. The net loss from unconsolidated investees in the second quarter of 2009 of $18 million and the first six months of 2009 of $20 million was primarily due to a $19 million loss from the sale of our Orc shares. During the second quarter of 2009, we sold our shares in Orc, representing 25.25% of the share capital of Orc, to a group of Swedish and other international investors for $54 million in cash. As a result of the sale, we recognized a $19 million loss, which is net of costs directly related to the sale, primarily broker fees.

Income Taxes

NASDAQ OMX’s income tax provision was $51 million in the second quarter of 2010 and $81 million in the first six months of 2010 compared with $46 million in the second quarter of 2009 and $94 million in the first six months of 2009. The overall effective tax rate was 35% in the second quarter of 2010 and 40% in the second quarter of 2009. The overall effective tax rate was 34% in the first six months of 2010 and 37% in the first six months of 2009. The higher effective tax rate in 2009 when compared to 2010 was primarily due to losses on the sale of our equity method investment and an available-for-sale investment security, which are not deductible for tax purposes in the local jurisdiction where these investments were held.

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

NASDAQ OMX and its eligible subsidiaries file a consolidated U.S. federal income tax return, applicable state and local income tax returns and non-U.S. income tax returns. Federal income tax returns for years 2006-2008 are subject to examination by the Internal Revenue Service. Several state tax returns are currently under examination by the respective tax authorities for years 1996-1998 and 2000-2006 and we are subject to examination for 2007 and 2008. Non-U.S. tax returns are subject to review by the respective tax authorities for years 2002-2009. We anticipate that the amount of unrecognized tax benefits at June 30, 2010 will significantly decrease in the next twelve months as we expect to settle certain tax audits. The final outcome of such audits cannot yet be determined. We anticipate that such adjustments will not have a material impact on our financial position or results of operations.

In June 2009, NASDAQ OMX filed an application for an advance tax ruling with the Swedish Tax Council for Advance Tax Rulings. The application was filed to confirm whether certain interest expense is deductible for Swedish tax purposes under legislation that became effective on January 1, 2009. In June 2010, we received a favorable response from the Swedish Tax Council for Advance Tax Rulings in which all members of the Council agreed that such interest expense is deductible for Swedish tax purposes. The Swedish Tax Agency has recently appealed such ruling to the Swedish Supreme Administrative Court. We expect the Supreme Administrative Court to agree with the ruling from the Swedish Council for Advance Tax Rulings. Since we previously recorded the Swedish tax benefit as described above in our condensed consolidated financial statements, the outcome of this ruling resulted in no impact to our financial statements.

Liquidity and Capital Resources

Overview

Global market and economic conditions appear to have rebounded from adverse levels experienced in 2009, and this recovery has reinvigorated financial markets. Many lenders and institutional investors have reestablished their lending practices and are now able to provide increased funding to borrowers, which has resulted in improved access to credit and positive liquidity growth. Our cost and availability of funding remains healthy and we expect to be positively impacted by continued improvements in the credit markets.

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

In the near term, we expect that our operations will provide sufficient cash to fund our operating expenses, capital expenditures, interest payments on our debt obligations and our share repurchase program. Working capital (calculated as current assets less current liabilities) was $554 million at June 30, 2010, compared with $568 million at December 31, 2009, a decrease of $14 million. As of June 30, 2010, our cash and cash equivalents of $526 million were primarily invested in money market funds. In the long-term, we may use both internally generated funds and external sources to satisfy our debt and other long-term liabilities.

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

Cash and Cash Equivalents and Changes in Cash Flows

Cash and cash equivalents include cash in banks and all non-restricted highly liquid investments with original maturities of three months or less at the time of purchase. Restricted cash, which was $31 million as of June 30, 2010 and $30 million as of December 31, 2009, is not available for general use by us due to regulatory and other requirements and is classified as restricted cash in the Condensed Consolidated Balance Sheets. Non-current restricted cash was $105 million at June 30, 2010 and $80 million at December 31, 2009, an increase of $25 million. As of June 30, 2010 and December 31, 2009, non-current restricted cash includes a deposit in the guaranty fund of IDCG of $80 million. As of June 30, 2010, non-current restricted cash also includes our $25 million capital injection to NOCC to improve its liquidity position. These amounts are classified as non-current restricted cash in the Condensed Consolidated Balance Sheets.

The following tables summarize our cash and cash equivalents and changes in cash flows:

	June 30, 2010	December 31, 2009	Percentage Change
	(in millions)
Cash and cash equivalents (1)	$526	$594	(11.4)%

(1)	Cash and cash equivalents exclude restricted cash and non-current restricted cash which is not available for general use by us due to regulatory and other requirements.

	Six Months Ended June 30,		Percentage
	2010	2009	Change
	(in millions)
Cash provided by operating activities	$223	$224	(0.4)%
Cash provided by (used in) investing activities	(14)	19	#
Cash used in financing activities	(258)	(211)	22.3%
Effect of exchange rate changes on cash and cash equivalents	(19)	13	#

#	Denotes a variance greater than or equal to 100.0%.

Cash and Cash Equivalents

Cash and cash equivalents decreased $68 million from December 31, 2009 primarily due to cash used in financing activities, partially offset by cash provided by operating activities.

Changes in Cash Flows

Cash provided by operating activities

The following items impacted our cash provided by operating activities for the six months ended June 30, 2010:

•	Net income of $154 million, plus:

•

Non-cash items of $119 million comprised primarily of $50 million of depreciation and amortization expense, $37 million for the refinancing of debt obligations, which includes $28 million for the write-off of the remaining unamortized balance of debt issuance costs incurred in conjunction with our senior secured credit facilities in place as of December 31, 2009 and $9 million in costs to terminate our float-to-fixed interest rate swaps previously designated as a cash flow hedge, $17 million of share-based compensation, and $11 million for loss on divestiture of businesses.

•	Increase in deferred revenue of $89 million mainly due to U.S. Global Listing Services’ annual billings.

•

Increase in accounts payable and accrued expenses of $49 million primarily reflecting an increase in accrued interest payable, increased rebates payable within U.S. transaction services reflecting increased trading activity, and an increase in payables related to our NASDAQ OMX Commodities U.K. power business, representing unsettled trades.

Partially offset by an:

•

Increase in receivables, net of $71 million primarily due to increased U.S. transaction service trade receivables, reflecting increased trading and volumes, and increased income tax receivables related to estimated taxes paid in excess of current tax liabilities.

•

Increase in other assets of $61 million primarily related to a prepaid expense for a data center lease of $34 million, an increase in non-current restricted cash related to a capital infusion made to NOCC of $25 million to improve its liquidity position, and an increase of $12 million related to receivables for unsettled trades within NASDAQ OMX Commodities related to our U.K. power business. These increases were partially offset by a decrease in certain deposits.

•	Decrease in accrued personnel costs of $39 million primarily due to the payment of our 2009 incentive compensation in the first quarter of 2010, partially offset by the 2010 accrual.

•

Decrease in other liabilities of $23 million primarily due to the settlement of our float-to-fixed interest rate swap previously designated as a cash flow hedge and decreases in our sub-lease reserves due to utilization for rent payments.

The following items impacted our cash provided by operating activities for the six months ended June 30, 2009:

•	Net income of $162 million, plus:

•

Non-cash items of $54 million comprised primarily of $50 million of depreciation and amortization, net loss from unconsolidated investees of $20 million and share-based compensation of $17 million, partially offset by deferred taxes, net of $35 million.

•	Increase in deferred revenue of $80 million mainly due to Global Listing Services’ annual billings.

•

Increase in Section 31 fees payable to SEC of $64 million primarily due to a six month accrual included in the June 2009 balance compared to a four month accrual included in the December 2008 balance. Payments are made twice a year in March (for the four month period September through December of the prior year) and in September (for the eight month period January through August of the current year) of each year. The increase was also partially due to an increase in Section 31 fee rates.

•	Partially offset by a:

•	Decrease in accrued personnel costs of $65 million primarily due to the payment of 2008 incentive compensation in the first quarter of 2009, partially offset by the 2009 accrual.

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

Cash provided by (used in) investing activities

Cash used in investing activities in the first six months of 2010 primarily consists of purchases of trading securities and purchases of property and equipment, partially offset by proceeds from sales and redemptions of trading securities. In the first six months of 2009, cash provided by investing activities primarily consists of cash received from sales and redemptions of trading securities and our available-for-sale investment in Oslo, as well as cash received from the sale of our 25.25% equity method investment in Orc. Partially offsetting cash received, was cash used in connection with the purchase of trading securities, as well as purchases of property and equipment.

Cash used in financing activities

Cash used in financing activities in the first six months of 2010 primarily consists of the repayment of our senior secured credit facilities in place as of December 31, 2009 of $1.7 billion, cash used in connection with our share repurchase program of $200 million, an optional payment of $25 million on our Term Loans, and a $16 million payment related to the payoff of our subordinated debt obligation assumed in the acquisition of Nord Pool’s derivatives clearing and consulting subsidiaries, partially offset by the net proceeds from the issuance of $1 billion of Notes and funding of $700 million in Term Loans in January 2010. See “Indebtedness” below for further discussion of our debt obligations. For further discussion of our share repurchase program, see “Share Repurchase Program,” of Note 12, “NASDAQ OMX Stockholders’ Equity.” For the first six months of 2009, cash used in financing activities consisted of $113 million in principal payments made on our Term Loan Facility and a $71 million payment to repay in full the vendor note issued to the previous owners of Nord Pool in connection with the acquisition of Nord Pool’s derivatives clearing and consulting subsidiaries. In addition, we repurchased $47 million principal amount of our 2.50% convertible senior notes for a cash payment of $40 million and recognized a pre-tax gain of $4 million, net of debt issuance and other costs. We also made a $4 million payment on our other credit facilities in the first six months of 2009.

Indebtedness

The following table summarizes our debt obligations by contractual maturity:

	Maturity Date	June 30, 2010	December 31, 2009
		(in millions)
3.75% convertible notes (net of discount) (1)	October 2012	$—	$—
$700 million senior unsecured term loan facility(2)	January 2013	675	—
2.50% convertible senior notes	August 2013	381	374
4.00% senior unsecured notes (net of discount)	January 2015	398	—
5.55% senior unsecured notes (net of discount)	January 2020	598	—
6.25% subordinated debt assumed from the acquisition of Nord Pool’s derivatives clearing and consulting subsidiaries	Repaid May 2010	—	18
$2,000 million senior secured term loan facility	Repaid January 2010	—	1,700

Total debt obligations		2,052	2,092
Less current portion		(140)	(225)

Total long-term debt obligations		$1,912	$1,867

(1)	As of June 30, 2010 and December 31, 2009, approximately $0.5 million aggregate principal amount of the 3.75% convertible notes remains outstanding.
(2)	In June 2010, we made an optional payment of $25 million of principal on our Term Loans.

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

We also have other credit facilities related to our clearinghouses in order to meet liquidity and regulatory requirements. These credit facilities, which are available in multiple currencies, primarily Swedish Krona and U.S. dollar, totaled $397 million ($169 million in available liquidity which can be pledged as collateral and $228 million to satisfy regulatory requirements), of which $3 million was utilized at June 30, 2010. At December 31, 2009, these credit facilities totaled $417 million ($185 million which was available to be pledged as collateral and $232 million to satisfy regulatory requirements), none of which was utilized.

At June 30, 2010, we were in compliance with the covenants of all of our debt obligations.

See “Contractual Obligations and Contingent Commitments” below for our debt obligations by contract maturity, which includes both principal and interest obligations. See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion of our debt obligations.

Contractual Obligations and Contingent Commitments

NASDAQ OMX has contractual obligations to make future payments under debt obligations by contract maturity, minimum rental commitments under non-cancelable operating leases, net and other obligations. The following table shows these contractual obligations as of June 30, 2010:

	Payments Due by Period
Contractual Obligations	Total	Remainder of 2010	2011-2012	2013-2014	2015-thereafter
	(in millions)
Debt obligations by contract maturity (See Note 8, “Debt Obligations”)(1)	$2,585	$108	$423	$862	$1,192
Minimum rental commitments under non-cancelable operating leases, net(2)	528	34	133	120	241
Other obligations	9	3	6	—	—

Total	$3,122	$145	$562	$982	$1,433

(1)

Our debt obligations include both principal and interest obligations. A weighted-average interest rate of 2.33% at June 30, 2010 was used to compute the amount of the contractual obligations for interest on our Term Loans. All other debt obligations were calculated on a 360 day basis at the contractual fixed rate multiplied by the aggregate principal amount at June 30, 2010.

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

Derivative Clearing and Broker-Dealer Net Capital Requirements

Derivative Clearing Operations Regulatory Capital Requirements

We are required to maintain minimum levels of regulatory capital for our clearing operations for NASDAQ OMX Stockholm, NASDAQ OMX Commodities and IDCG. The level of regulatory capital required to be maintained is dependent upon many factors, including market conditions and creditworthiness of the counterparty. At June 30, 2010, we were required to maintain regulatory capital of $252 million which is comprised of:

•	$4 million of restricted cash;

•	$80 million of non-current restricted cash; and

•	$168 million primarily in Swedish government debt securities. These securities are included in financial investments, at fair value in the Condensed Consolidated Balance Sheets as of June 30, 2010.

In addition, we have available credit facilities of $228 million which can be utilized to satisfy our regulatory capital requirements.

Broker-Dealer Net Capital Requirements

Our broker-dealer subsidiaries, Nasdaq Execution Services and NASDAQ Options Services, are subject to regulatory requirements intended to ensure their general financial soundness and liquidity. These requirements obligate these subsidiaries to comply with minimum capital requirements. At June 30, 2010, Nasdaq Execution Services was required to maintain minimum net capital of $0.3 million and had total net capital of approximately $7.8 million, or $7.5 million in excess of the minimum amount required. At June 30, 2010, NASDAQ Options Services also was required to maintain minimum net capital of $0.3 million and had total net capital of approximately $6.8 million, or $6.5 million in excess of the minimum amount required.

Other Capital Requirements

NASDAQ Options Services also is required to maintain a $2.0 million minimum level of net capital under our clearing arrangement with OCC.

Off-Balance Sheet Arrangements

Guarantees Issued, Credit Facilities Available and Collateral Received for Clearing Operations

Through the clearing operations of NASDAQ OMX Commodities, NASDAQ OMX Stockholm, IDCG and NOCC in derivatives and OTC power and gas, we are the legal counterparty for each position traded and thereby guarantee the fulfillment of each contract. We are required to pledge collateral for commitments with other clearinghouses. The amount of these commitments is calculated on the gross exposure between the clearinghouses. As collateral for these obligations, we have obtained financial guarantees and credit facilities which are guaranteed by us through counter indemnities. At June 30, 2010, financial guarantees pledged as collateral totaled $4 million. Credit facilities available for liquidity purposes which can be pledged as collateral totaled $169 million, of which $3 million was utilized as of June 30, 2010. At December 31, 2009, these credit facilities totaled $185 million, none of which was utilized.

In addition, we obtained credit facilities to satisfy regulatory requirements totaling $228 million, none of which was utilized as of June 30, 2010. See “Other Credit Facilities,” of Note 8, “Debt Obligations,” for further discussion. At December 31, 2009, these credit facilities totaled $232 million, none of which was utilized.

We require our customers and clearing members to pledge collateral and meet certain minimum financial standards to mitigate the risk if they become unable to satisfy their obligations. Total customer pledged collateral with NASDAQ OMX Commodities and NASDAQ OMX Stockholm was $5.3 billion at June 30, 2010 and $6.1 billion at December 31, 2009. This pledged collateral is held by a custodian bank. Since these funds are not held by NASDAQ OMX Commodities or NASDAQ OMX Stockholm and they are not available for our use, we do not receive any interest income on these funds. Customer pledged cash collateral held by NOCC was $3 million at June 30, 2010 and is included in restricted cash with an offsetting liability included in other accrued liabilities in the Condensed Consolidated Balance Sheets, as the risks and rewards of collateral ownership, including interest income, belongs to NOCC. Clearing member pledged cash collateral held by IDCG was $3 million at June 30, 2010 and is included in non-current restricted cash with an offsetting liability included in other accrued liabilities in the Condensed Consolidated Balance Sheets, as the risks and rewards of collateral ownership, including interest income, belongs to IDCG.

We believe that the potential for us to be required to make payments under these arrangements is mitigated through the pledged collateral and our risk management policies. Accordingly, no contingent liability is recorded in the Condensed Consolidated Balance Sheets for these arrangements.

Other Guarantees

We have provided other guarantees as of June 30, 2010 of $18 million, primarily related to obligations for our rental and leasing contracts. In addition, for certain Market Technology contracts, we have performance guarantees of $5 million related to the delivery of software technology and support services. We have received financial guarantees from various financial institutions to support these guarantees. These guarantees totaled $35 million at December 31, 2009.

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

Review for Potential Goodwill Impairment

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Goodwill is allocated to the reporting units based on the assignment of the fair values of each reporting unit of the acquired company. We are required to test goodwill for impairment at the reporting unit level annually, or in interim periods if certain events occur indicating that the carrying value may be impaired. We test for impairment during the fourth quarter of our fiscal year using October 1st carrying values. We considered the need to update our most recent annual goodwill impairment test as of June 30, 2010 and concluded that none of the impairment indicators triggered a revised impairment analysis. As such, we concluded the assumptions used during the annual assessment remained appropriate. There was no impairment of goodwill for the three and six months ended June 30, 2010 and 2009. Although there is no impairment as of June 30, 2010, events such as continued economic weakness and unexpected significant declines in operating results of reporting units may result in our having to perform a goodwill impairment test for some or all of our reporting units prior to the required annual assessment. These types of events and the resulting analysis could result in goodwill impairment charges in the future.

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

Interest Rate Risk

The following table summarizes our significant exposure to interest rate risk on our financial assets and liabilities as of June 30, 2010:

	Financial Assets	Financial Liabilities (1)	Negative impact of a 100 bp adverse shift in interest rate(2)
	(in millions)
Floating rate positions(3)	$664	$675	$—
Fixed rate positions(4)	279	1,428	3

Total	$943	$2,103	$3

(1)	Represents total contractual debt obligations.
(2)	Annualized impact of a 100 basis point parallel adverse shift in the yield curve.
(3)	Includes floating rate and fixed interest rates with a maturity or reset date due within 12 months.
(4)	Financial assets primarily consist of our Swedish government debt securities, which are classified as trading investment securities, with an average duration of 1.96 years.

We are exposed to cash flow risk on floating rate positions. When interest rates on financial assets of floating rate positions decrease, net interest income decreases. When interest rates on financial liabilities of floating rate positions increase, net interest expense increases. Based on June 30, 2010 positions, each 1.0% change in interest rates on our net floating rate positions would impact annual pre-tax income negatively by an immaterial amount as reflected in the table above.

We are exposed to price risk on our fixed rate financial investments, which total $279 million at June 30, 2010. At June 30, 2010, these fixed rate positions have an average outstanding maturity or reset date falling in more than one year. A shift of 1.0% of the interest rate curve would in aggregate impact the fair value of these positions by approximately $5 million. The average duration of the portfolio was 1.96 years. The net effect of such a yield curve shift, taking into account the change in fair value and the increase in interest income, would impact annual pre-tax income negatively by $3 million.

Foreign Currency Exchange Rate Risk

As an international company, we are subject to currency translation risk. For the three months ended June 30, 2010, approximately 31.5% of our revenues less liquidity rebates, brokerage, clearance and exchange fees and 21.2% of our operating income were derived in currencies other than the U.S. dollar, primarily the Swedish Krona, Euro, Norwegian Krone and Danish Krone. For the six months ended June 30, 2010, approximately 32.9% of our revenues less liquidity rebates, brokerage, clearance and exchange fees and 24.7% of our operating income were derived in currencies other than the U.S. dollar, primarily the Swedish Krona, Euro, Norwegian Krone and Danish Krone.

Our primary exposure to foreign denominated revenues less liquidity rebates, brokerage, clearance and exchange fees and operating income for the three months ended June 30, 2010 is presented in the following table:

	Swedish Krona	Euro	Norwegian Krone	Danish Krone	Other Foreign Currencies
	(in millions, except currency rate)
Average foreign currency rate to the U.S. dollar in the second quarter of 2010	0.1320	1.2725	0.1606	0.1710	#
Percentage of revenues less liquidity rebates, brokerage, clearance and exchange fees	20.9%	3.5%	2.8%	2.8%	1.5%
Percentage of operating income	12.7%	5.1%	2.8%	3.7%	(3.1)%
Impact of a 10% adverse currency fluctuation on revenues less liquidity rebates, brokerage, clearance and exchange fees	$(8)	$(1)	$(1)	$(1)	$(1)
Impact of a 10% adverse currency fluctuation on operating income	$(2)	$(1)	$(1)	$(1)	$—

#	Represents multiple foreign currency rates.

Our primary exposure to foreign denominated revenues less liquidity rebates, brokerage, clearance and exchange fees and operating income for the six months ended June 30, 2010 is presented in the following table:

	Swedish Krona	Euro	Norwegian Krone	Danish Krone	Other Foreign Currencies
	(in millions, except currency rate)
Average foreign currency rate to the U.S. dollar in the first six months of 2010	0.1355	1.3284	0.1657	0.1785	#
Percentage of revenues less liquidity rebates, brokerage, clearance and exchange fees	21.6%	3.6%	3.1%	3.1%	1.5%
Percentage of operating income	15.0%	6.0%	4.1%	5.0%	(5.4)%
Impact of a 10% adverse currency fluctuation on revenues less liquidity rebates, brokerage, clearance and exchange fees	$(16)	$(3)	$(2)	$(2)	$(1)
Impact of a 10% adverse currency fluctuation on operating income	$(4)	$(2)	$(1)	$(1)	$—

#	Represents multiple foreign currency rates.

Equity Risk

Our investments in foreign subsidiaries are exposed to volatility in currency exchange rates through translation of the foreign subsidiaries’ net assets or equity to U.S. dollars. Our primary exposure to this equity risk as of June 30, 2010 is presented by foreign currency in the following table:

	Net Investment	Impact on Consolidated Equity of a 10% Decrease in Foreign Currency
	(millions of dollars)
Swedish Krona	$225	$23
Norwegian Krone	129	13
Euro	78	8
Danish Krone	61	6

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

Through the clearing operations of NASDAQ OMX Commodities, NASDAQ OMX Stockholm, IDCG and NOCC in derivatives and OTC power and gas, we are the legal counterparty for each derivative position traded and thereby guarantee the fulfillment of each contract. We are required to pledge collateral for commitments with other clearinghouses. See “Guarantees Issued, Credit Facilities Available and Collateral Received for Clearing Operations,” of “Off-Balance Sheet Arrangements,” above for further discussion.

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

(b). Internal controls over financial reporting. There have been no changes in NASDAQ OMX’s internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, NASDAQ OMX’s internal controls over financial reporting.

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

Share Repurchase Program

On March 2, 2010, we announced that our board of directors had approved a share repurchase program authorizing NASDAQ OMX to repurchase in the aggregate up to $300 million of our outstanding common stock. During the fiscal quarter ended June 30, 2010, we repurchased 7.8 million shares of our common stock at an average per-share price of $19.80, with an aggregate purchase price of $154 million. The remaining authorized amount for share repurchases under this program was $100 million as of June 30, 2010. The share repurchase program has no expiration date but may be suspended, modified or discontinued at any time.

In July 2010, our board of directors authorized the repurchase of up to an additional $100 million of our outstanding common stock under the share repurchase program.

Employee Transactions

In addition to our share repurchase program, during the second quarter of 2010 we also purchased shares from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants.

The table below represents repurchases made by or on behalf of us or any “affiliated purchaser” of our common stock during the fiscal quarter ended June 30, 2010:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 2010
Share repurchase program	1,546,225	$21.48	1,546,225	$221
Employee transactions	1,047	$21.29	N/A	N/A

May 2010
Share repurchase program	6,241,584	$19.38	6,241,584	$100
Employee transactions	1,034	$20.53	N/A	N/A

June 2010
Share repurchase program	—	$—	—	$100
Employee transactions	423	$18.70	N/A	N/A

Total Second Quarter 2010
Share repurchase program	7,787,809	$19.80	7,787,809	$100

Employee transactions	2,504	$20.54	N/A	N/A

Item 3.	Defaults upon Senior Securities.

None

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

At our annual meeting of stockholders on May 27, 2010, our stockholders approved the NASDAQ OMX 2010 Executive Corporate Incentive Plan (the “ECIP”). Under the ECIP, which is designed to comply with Section 162(m) of the Internal Revenue Code, we offer annual performance-based cash incentive awards to executives who are selected by the management compensation committee of our board of directors. The ECIP, which became retroactively effective as of January 1, 2010, replaces the Amended and Restated Executive Corporate Incentive Plan, dated December 17, 2008, which was terminated upon receipt of stockholder approval for the ECIP. A copy of the ECIP is attached as Exhibit 10.1 to this Form 10-Q and is incorporated herein by reference.

Item 6.	Exhibits.

The exhibits required by this item are listed on the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The NASDAQ OMX Group, Inc.
(Registrant)

Date: August 4, 2010	By:	/S/ ROBERT GREIFELD
	Name:	Robert Greifeld
	Title:	Chief Executive Officer

Date: August 4, 2010	By:	/S/ ADENA T. FRIEDMAN
	Name:	Adena T. Friedman
	Title:	Executive Vice President and Chief Financial Officer

Index

Exhibit Number

3.2	By-Laws of NASDAQ OMX (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on April 22, 2010).

10.1	The NASDAQ OMX Group, Inc. 2010 Executive Corporate Incentive Plan, effective as of January 1, 2010.*

10.2	Amended and Restated Board Compensation Policy, approved as of July 27, 2010.*

11	Statement regarding computation of per share earnings (incorporated herein by reference from Note 11 to the condensed consolidated financial statements under Part I, Item 1 of this Form 10-Q).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Management contract or compensatory plan or arrangement
**	The following materials from The NASDAQ OMX Group, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2010 and 2009; (ii) Condensed Consolidated Balance Sheets at June 30, 2010 and December 31, 2009; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2010 and 2009; (iv) Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2010 and 2009; and (v) Notes to Condensed Consolidated Financial Statements, tagged as block of text. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.