Form 10-Q
period 2010-09-30
NASDAQ OMX GROUP, INC.
filed 2010-11-03
CIK 1120193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 27, 2010
Common Stock, $.01 par value per share	197,845,583 shares

The NASDAQ OMX Group, Inc.

Form 10-Q

For the Quarterly Period Ended September 30, 2010

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

This Quarterly Report on Form 10-Q includes market share and industry data that we obtained from industry publications and surveys, reports of governmental agencies and internal company surveys. Industry publications and surveys generally state that the information they contain has been obtained from sources believed to be reliable, but we cannot assure you that this information is accurate or complete. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Statements as to our market position are based on the most currently available market data. For market comparison purposes, The NASDAQ Stock Market data in this Quarterly Report on Form 10-Q for initial public offerings, or IPOs, is based on data generated internally by us, which includes best efforts underwritings and closed-end funds; therefore, the data may not be comparable to other publicly-available IPO data. Data in this Quarterly Report on Form 10-Q for secondary offerings for The NASDAQ Stock Market is based on data provided by Thomson Financial. Data in this Quarterly Report on Form 10-Q for new listings of equity securities on The NASDAQ Stock Market is based on data generated internally by us, which includes best efforts underwritings and issuers that switched from other listing venues, closed-end funds and exchange traded funds, or ETFs. Data in this Quarterly Report on Form 10-Q for IPOs and new listings of equities securities on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic also is based on data generated internally by us. IPOs, secondary offerings and new listings data is presented as of period end. While we are not aware of any misstatements regarding industry data presented herein, our estimates involve risks and uncertainties and are subject to change based on various factors. We refer you to the “Risk Factors” section in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, the “Risk Factors” section in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 that was filed with the Securities and Exchange Commission, or SEC, on August 4, 2010, the “Risk Factors” section in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 that was filed with the SEC on May 5, 2010 and the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 that was filed with the SEC on February 18, 2010.

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

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the uncertainty and any risk related to forward-looking statements that we make. These risk factors are discussed under the caption “Part II. Item 1A. Risk Factors,” in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010 that was filed with the SEC on August 4, 2010, our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010 that was filed with the SEC on May 5, 2010 and more fully described in the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 that was filed with the SEC on February 18, 2010. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. You should carefully read this entire Form 10-Q, including “Part 1. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the condensed consolidated financial statements and the related notes. Except as required by the federal securities laws, we undertake no obligation to update any forward-looking statement, release publicly any revisions to any forward-looking statements or report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

The NASDAQ OMX Group, Inc.

PART 1—FINANCIAL INFORMATION

Item 1.	Financial Statements.

The NASDAQ OMX Group, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues
Market Services	$628	$692	$2,029	$2,247
Issuer Services	85	82	255	246
Market Technology	38	36	106	100
Other	—	—	1	1

Total revenues	751	810	2,391	2,594

Cost of revenues
Liquidity rebates	(297)	(329)	(990)	(1,167)
Brokerage, clearance and exchange fees	(82)	(132)	(280)	(343)

Total cost of revenues	(379)	(461)	(1,270)	(1,510)

Revenues less liquidity rebates, brokerage, clearance and exchange fees	372	349	1,121	1,084

Operating Expenses
Compensation and benefits	102	100	305	302
Marketing and advertising	5	3	14	7
Depreciation and amortization	25	27	75	78
Professional and contract services	18	20	57	57
Computer operations and data communications	13	14	43	42
Occupancy	23	19	66	54
Regulatory	9	10	26	29
Merger and strategic initiatives	1	5	2	16
General, administrative and other	11	20	77	44

Total operating expenses	207	218	665	629

Operating income	165	131	456	455
Interest income	2	3	7	10
Interest expense	(25)	(26)	(76)	(77)
Dividend and investment income	—	1	—	2
Loss on sale of investment security	—	—	—	(5)
Loss on divestiture of businesses	—	—	(11)	—
Income (loss) from unconsolidated investees, net	1	—	2	(20)
Debt conversion expense	—	(25)	—	(25)

Income before income taxes	143	84	378	340
Income tax provision	43	25	124	119

Net income	100	59	254	221
Net loss attributable to noncontrolling interests	1	1	4	2

Net income attributable to NASDAQ OMX	$101	$60	$258	$223

Basic and diluted earnings per share:
Basic earnings per share	$0.51	$0.30	$1.25	$1.10

Diluted earnings per share	$0.50	$0.28	$1.23	$1.05

See accompanying notes to condensed consolidated financial statements.

The NASDAQ OMX Group, Inc.

Condensed Consolidated Balance Sheets

(in millions, except share and par value amounts)

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$336	$594
Restricted cash	53	30
Financial investments, at fair value	343	308
Receivables, net	308	301
Deferred tax assets	17	25
Market value, outstanding derivative positions	1,657	2,054
Other current assets	166	112

Total current assets	2,880	3,424
Non-current restricted cash	106	80
Property and equipment, net	160	164
Non-current deferred tax assets	403	504
Goodwill	5,041	4,800
Intangible assets, net	1,680	1,631
Other assets	85	119

Total assets	$10,355	$10,722

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$138	$125
Section 31 fees payable to SEC	19	137
Accrued personnel costs	97	114
Deferred revenue	156	105
Other current liabilities	134	71
Deferred tax liabilities	26	23
Market value, outstanding derivative positions	1,657	2,054
Current portion of debt obligations	140	225

Total current liabilities	2,367	2,854
Debt obligations	1,846	1,867
Non-current deferred tax liabilities	713	683
Non-current deferred revenue	169	160
Other liabilities	182	199

Total liabilities	5,277	5,763

Commitments and contingencies
Series A convertible preferred stock	—	15
Equity
NASDAQ OMX stockholders’ equity:
Common stock, $0.01 par value, 300,000,000 shares authorized, shares issued: 212,993,586 at September 30, 2010 and 211,713,186 at December 31, 2009; shares outstanding: 197,826,542 at September 30, 2010 and 211,385,464 at December 31, 2009	2	2
Preferred stock, 30,000,000 shares authorized, series A convertible preferred stock: shares issued: 1,600,000 at September 30, 2010 and December 31, 2009; shares outstanding: none at September 30, 2010 and 1,600,000 at December 31, 2009 (classified above at December 31, 2009 as temporary equity)	—	—
Additional paid-in capital	3,776	3,736
Common stock in treasury, at cost: 15,167,044 shares at September 30, 2010 and 327,722 shares at December 31, 2009	(310)	(10)
Accumulated other comprehensive loss	(268)	(406)
Retained earnings	1,867	1,610

Total NASDAQ OMX stockholders’ equity	5,067	4,932
Noncontrolling interests	11	12

Total equity	5,078	4,944

Total liabilities, series A convertible preferred stock and equity	$10,355	$10,722

See accompanying notes to condensed consolidated financial statements.

The NASDAQ OMX Group, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$100	$59	$254	$221
Other comprehensive income:
Net unrealized holding gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period	7	—	2	(5)
Income taxes	(3)	—	(1)	—
Reclassification adjustment for loss realized in net income on available-for-sale investment	—	—	—	5

Total	4	—	1	—

Foreign currency translation gains:
Net foreign currency translation gains	614	439	224	514
Income taxes	(240)	(170)	(93)	(227)

Total	374	269	131	287

Unrealized gains on cash flow hedges:
Unrealized gains on cash flow hedges arising during the period	—	—	—	2
Income taxes	—	—	—	(1)
Reclassification adjustment for loss realized in net income on cash flow hedges	—	—	9	—
Income tax benefit recognized in net income during the period	—	—	(3)	—

Total	—	—	6	1

Total other comprehensive income, net of taxes	378	269	138	288

Comprehensive income	478	328	392	509

Comprehensive loss attributable to noncontrolling interests	1	1	4	2

Comprehensive income attributable to NASDAQ OMX	$479	$329	$396	$511

See accompanying notes to condensed consolidated financial statements.

The NASDAQ OMX Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in millions)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities
Net income	$254	$221
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	75	78
Share-based compensation	25	25
Excess tax benefits related to share-based compensation	(1)	(4)
Loss on divestiture of businesses	11	—
Provision for bad debts	4	2
Charges related to debt refinancing	37	—
Gain on the early extinguishment of debt obligations	—	(4)
Deferred taxes, net	(5)	3
Loss on sale of investment security	—	5
Asset retirements	5	11
Net (income) loss from unconsolidated investees	(2)	20
Debt conversion expense	—	25
Accretion of 2.50% convertible senior notes	11	10
Other non-cash items included in net income	(6)	1
Net change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables, net	(8)	(40)
Other assets	(97)	(8)
Accounts payable and accrued expenses	5	(3)
Section 31 fees payable to SEC	(118)	(8)
Accrued personnel costs	(21)	(51)
Deferred revenue	49	33
Other current liabilities	55	(73)
Other liabilities	(16)	(15)

Cash provided by operating activities	257	228

Cash flows from investing activities
Purchases of trading securities	(188)	(307)
Proceeds from sales and redemptions of trading securities	216	305
Proceeds from sale of available-for-sale investment	—	25
Proceeds from sales of equity method investments	1	54
Acquisitions of businesses, net of cash and cash equivalents acquired and purchase accounting adjustments	(76)	(20)
Purchases of property and equipment	(32)	(46)

Cash provided by (used in) investing activities	(79)	11

Cash flows from financing activities
Purchases of noncontrolling interests	(2)	—
Proceeds from contributions of noncontrolling interests	1	7
Proceeds from debt obligations, net of debt issuance costs	1,675	—
Payments of debt obligations	(1,811)	(341)
Cash paid for repurchase of common stock	(300)	—
Cash inducement payment	—	(9)
Issuances of common stock, net of treasury stock purchases	5	7
Excess tax benefits related to share-based compensation	1	4
Other financing activities	1	—

Cash used in financing activities	(430)	(332)

Effect of exchange rate changes on cash and cash equivalents	(6)	30

Decrease in cash and cash equivalents	(258)	(63)
Cash and cash equivalents at beginning of period	594	374

Cash and cash equivalents at end of period	$336	$311

Supplemental Disclosure Cash Flow Information
Cash paid for:
Interest	$49	$58
Income taxes, net of refund	$113	$154

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

In the U.S., we operate The NASDAQ Stock Market, a registered national securities exchange. The NASDAQ Stock Market is the largest single cash equities securities market in the U.S. in terms of listed companies and in the world in terms of share value traded. As of September 30, 2010, The NASDAQ Stock Market was home to 2,805 listed companies with a combined market capitalization of approximately $4.1 trillion. In addition, in the U.S. we operate two additional cash equities trading markets, two options markets, a futures market, a derivatives clearinghouse and a clearinghouse for over-the-counter, or OTC, power and gas markets.

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

Collectively, the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic offer trading in cash equities, bonds, structured products and ETFs, as well as trading and clearing of derivatives. Our Nordic and Baltic operations also offer alternative marketplaces for smaller companies called NASDAQ OMX First North. As of September 30, 2010, the exchanges within NASDAQ OMX Nordic and NASDAQ OMX Baltic were home to 780 listed companies with a combined market capitalization of approximately $1.0 trillion.

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

U.S. Transaction Services

In the U.S., we offer trading in cash equity securities, derivatives and ETFs on The NASDAQ Stock Market, The NASDAQ Options Market, NASDAQ OMX PHLX, NASDAQ OMX BX, NASDAQ OMX PSX, NASDAQ OMX Futures Exchange, or NFX, and clearing of OTC power and gas contracts through NASDAQ OMX Commodities Clearing Company, or NOCC. Our transaction-based platforms in the U.S. provide market participants with the ability to access, process, display and integrate orders and quotes for cash equity securities, derivatives and ETFs. The platforms allow the routing and execution of buy and sell orders as well as the reporting of transactions for cash equity securities, derivatives and ETFs, providing fee-based revenues.

Equities Trading

In the U.S., we operate The NASDAQ Stock Market and NASDAQ OMX BX for the trading of cash equity securities. The NASDAQ Stock Market is the largest single pool of liquidity for trading U.S.-listed cash equities. NASDAQ OMX BX

The NASDAQ OMX Group, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

provides our customers enhanced trading choices and pricing flexibility within the U.S. equities marketplace. During the three months ended September 30, 2010, The NASDAQ Stock Market and NASDAQ OMX BX matched an average of approximately 22.3% in U.S. cash equity securities, consisting of approximately 19.1% at The NASDAQ Stock Market and 3.2% at NASDAQ OMX BX. During the nine months ended September 30, 2010, The NASDAQ Stock Market and NASDAQ OMX BX matched an average of approximately 22.9% in U.S. cash equity securities, consisting of approximately 19.3% at The NASDAQ Stock Market and 3.6% at NASDAQ OMX BX.

In October 2010, we launched a third U.S. cash equities market, called NASDAQ OMX PSX. This new market utilizes a price-size priority model and also runs on INET technology, leveraging the speed and efficiency benefits offered throughout NASDAQ OMX globally.

U.S. Derivative Trading and Clearing

In the U.S., we operate The NASDAQ Options Market and NASDAQ OMX PHLX for the trading of equity options, index options and currency options. NASDAQ OMX PHLX is the third largest options market in the U.S. and operates a hybrid electronic and floor-based market as a distinct market alongside The NASDAQ Options Market. During the three months ended September 30, 2010, NASDAQ OMX PHLX and The NASDAQ Options Market had an average combined market share of approximately 28.8% in the U.S. equity options market, consisting of approximately 23.7% at NASDAQ OMX PHLX and approximately 5.1% at The NASDAQ Options Market. During the nine months ended September 30, 2010, NASDAQ OMX PHLX and The NASDAQ Options Market had an average combined market share of approximately 25.8% in the U.S. equity options market, consisting of approximately 22.2% at NASDAQ OMX PHLX and approximately 3.6% at The NASDAQ Options Market. Our options trading platforms provide trading opportunities to both retail investors and high frequency trading firms, who tend to prefer electronic trading, and institutional investors, who typically pursue more complex trading strategies and often prefer to trade on the floor.

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

In the second quarter of 2010, we made a strategic decision to close our Agora-X, LLC, or Agora-X, business. As a result of this decision, we recorded a loss of $5 million in the second quarter of 2010. This charge was included in loss on divestiture of businesses in the Condensed Consolidated Statements of Income for the nine months ended September 30, 2010. Our decision to close Agora-X will not have a significant impact on our future results of operations.

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

The NASDAQ OMX Group, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Baltic Transaction Services

During the first quarter of 2010, we acquired the remaining 7% minority holding in NASDAQ OMX Tallinn and an additional ownership stake of 0.4% in NASDAQ OMX Vilnius, both for immaterial amounts. As of September 30, 2010, NASDAQ OMX owns 100% of NASDAQ OMX Tallinn, 95% of NASDAQ OMX Vilnius and 93% of NASDAQ OMX Riga. In addition, NASDAQ OMX Tallinn owns 100% of the central securities depository in Estonia, NASDAQ OMX Riga owns 100% of the central securities depository in Latvia, and NASDAQ OMX Vilnius owns 40% of the central securities depository in Lithuania.

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

In the second quarter of 2010, we also made a strategic decision to close the business of our pan-European multilateral trading facility NASDAQ OMX Europe, or NEURO. We have retained our London office and data hub, where we support trading and market data clients, run the U.K. power exchange N2EX, and manage our overseas listings operation. As a result of this decision, we recorded a loss of $6 million in the second quarter of 2010. This charge was included in loss on divestiture of businesses in the Condensed Consolidated Statements of Income for the nine months ended September 30, 2010. Our decision to close the business of NEURO will not have a significant impact on our future results of operations.

Commodities Trading and Clearing

NASDAQ OMX Commodities offers derivatives and carbon products, operates a clearing business and offers consulting services to commodities markets globally. In May 2010, with our acquisition of Nord Pool, NASDAQ OMX Commodities’ offering now includes the world’s largest power derivatives exchange and one of Europe’s largest carbon exchanges.

NASDAQ OMX Commodities has 371 members across a wide range of energy producers and consumers, as well as financial institutions. NASDAQ OMX Commodities’ offering is designed for banks, brokers, hedge funds and other financial institutions, as well as power utilities, industrial, manufacturing and oil companies. NASDAQ OMX Commodities offers clearing services for energy derivative and carbon product contracts by serving as the CCP. In doing so, we guarantee the completion of the transaction and market participants can thereby limit their counterparty risk. Market participants must provide collateral to cover the daily margin call, which is in addition to the initial collateral placed when signing the clearing membership agreement. Acceptable collateral is cash in a pledged bank account and/or an on-demand guarantee. We also act as the counterparty for trades on the OTC derivative market subject to our approval on a case-by-case basis. Trading on the contracts can take place up until the delivery period which may occur over a period of several years.

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

Net U.S. Tape Plans

The NASDAQ Stock Market operates as the exclusive Securities Information Processor of the Unlisted Trading Privileges Plan, or the UTP Plan, for the collection and dissemination of best bid and offer information and last transaction information from markets that quote and trade in NASDAQ-listed securities. The NASDAQ Stock Market, NASDAQ OMX BX and NASDAQ OMX PSX are participants in the UTP Plan and share in the net distribution of revenue according to the plan on the same terms as the other plan participants. In the role as the Securities Information Processor, The NASDAQ Stock Market collects and disseminates quotation and last sale information for all transactions in NASDAQ-listed securities whether traded on The NASDAQ Stock Market or other

The NASDAQ OMX Group, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

exchanges. We sell this information to market participants and to data distributors, who then provide the information to subscribers. After deducting costs associated with our role as an exclusive Securities Information Processor, as permitted under the revenue sharing provision of the UTP Plan, we distribute the tape fees to the respective UTP Plan participants, including The NASDAQ Stock Market, NASDAQ OMX BX and NASDAQ OMX PSX, based on a formula required by Regulation NMS that takes into account both trading and quoting activity. In addition, all quotes and trades in New York Stock Exchange, or NYSE, and NYSE Amex-listed securities are reported and disseminated in real time, and as such, we share in the tape fees for information on NYSE- and NYSE Amex-listed securities.

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

The NASDAQ OMX Group, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

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

Market Technology

The Market Technology segment delivers technology and services to marketplaces throughout the world. Market Technology provides technology solutions for trading, clearing and settlement, and information dissemination, as well as offering facility management integration, market surveillance solutions and advisory services to over 70 exchanges, clearing organizations and central securities depositories in more than 50 countries. We serve as a technology partner to some of the world’s most prominent exchanges, and we also provide critical technical support to start-ups and new entrants in the exchange space. Revenues are derived from three primary sources: license, support and project revenues, facility management services revenues, and other revenues. License, support and project revenues are derived from the system solutions developed and sold by NASDAQ OMX. After we have developed and sold a system solution, the customer licenses the right to use the software. Facility management services revenues are derived when NASDAQ OMX assumes responsibility for the continuous operation of a system platform for a customer and receives facility management services revenues. Other revenues include advisory services and broker surveillance revenues resulting from our acquisition of SMARTS Group Holdings Pty Ltd, or SMARTS. See below for further discussion.

In August 2010, we completed our acquisition of SMARTS, a leading technology provider of market surveillance solutions to exchanges, regulators and brokers. This acquisition is part of our strategy to diversify our Market Technology business and enter the broker surveillance and compliance market. It will strengthen our position as the leading technology partner to marketplaces worldwide. For further discussion of our SMARTS acquisition, see Note 4, “Acquisitions and Strategic Initiatives.”

For further discussion of our segments, see Note 16, “Segments.”

2. Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The financial statements include the accounts of NASDAQ OMX, its wholly-owned subsidiaries and other entities in which NASDAQ OMX has a controlling financial interest. All significant intercompany accounts and transactions have been eliminated in consolidation. We consolidate those entities in which we are the primary beneficiary of a variable-interest entity, or VIE, and entities where we have a controlling financial interest. We were not the primary beneficiary of any VIE during the three and nine months ended September 30, 2010 and 2009. When NASDAQ OMX is not the primary beneficiary of a VIE or does not have a controlling interest in an entity but exercises significant influence over the entity’s operating and financial policies, such investment is accounted for under the equity method of accounting. We recognize our share of earnings or losses of an equity method investee based on our ownership percentage. As permitted under U.S. GAAP, for certain equity method investments for which financial information is not sufficiently timely for us to apply the equity method of accounting currently, we record our share of the earnings or losses of an investee from the most recent available financial statements on a lag. See “Equity Method Investments,” of Note 6, “Investments,” for further discussion of our equity method investments.

The NASDAQ OMX Group, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

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

In June 2009, NASDAQ OMX filed an application for an advance tax ruling with the Swedish Tax Council for Advance Tax Rulings. The application was filed to confirm whether certain interest expense is deductible for Swedish tax purposes under legislation that became effective on January 1, 2009. In June 2010, we received a favorable response from the Swedish Tax Council for Advance Tax Rulings in which all members of the Council agreed that such interest expense is deductible for Swedish tax purposes. The Swedish Tax Agency has recently appealed such ruling to the Swedish Supreme Administrative Court. We expect the Swedish Supreme Administrative Court to agree with the ruling from the Swedish Tax Council for Advance Tax Rulings. In the third quarter of 2010, we recorded a tax benefit of $5 million, or $0.02 per diluted share, related to this matter. Since January 1, 2009, we have recorded a tax benefit of $32 million, or $0.15 per diluted share, related to this matter.

3. Recently Adopted Accounting Pronouncements

ASC Topic 605.25 - In October 2009, the Financial Accounting Standards Board, or FASB, issued authoritative guidance on FASB Accounting Standards Codification, or ASC, Topic 605.25, “Revenue Recognition—Multiple-Element Arrangements.” This guidance modifies the revenue recognition guidance for arrangements that involve the delivery of multiple-elements, such as product, software, services or support, to a customer at different times as part of a single revenue generating transaction. This standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. The standard also expands the disclosure requirements for multiple deliverable revenue arrangements. This accounting guidance is effective for us on January 1, 2011, but may be early adopted as of the first quarter of 2010 or through a retrospective application to all revenue arrangements for all periods presented in the financial statements. We adopted this guidance in the first quarter of 2010. The adoption did not have a significant impact on our condensed consolidated financial statements.

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

The NASDAQ OMX Group, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

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

4. Acquisitions and Strategic Initiatives

2010 Acquisitions

We completed the following acquisitions during the first nine months of 2010. The results of operations of each transaction are included in our Condensed Consolidated Statements of Income from the date of each acquisition.

	Purchase Consideration	Total Net (Liabilities) Assets Acquired	Purchased Intangible Assets	Goodwill
	(in millions)

SMARTS (1)	$77	$(5)	$28	$54
Nord Pool ASA (2)	17	7	2	8

Total for 2010	$94	$2	$30	$62

(1)

In August 2010, we acquired SMARTS, a leading technology provider of market surveillance solutions to exchanges, regulators and brokers to diversify our Market Technology business and enter the broker surveillance and compliance market. We completed our acquisition of SMARTS for $77 million, which included a $75 million initial purchase price as well as a $2 million working capital adjustment. We acquired net assets, at fair value, totaling $4 million and recorded a current deferred tax liability of $1 million and a non-current deferred tax liability of $8 million related to purchased intangible assets, resulting in total net liabilities acquired of $5 million. The total deferred tax liabilities of $9 million represent the tax effect of the difference between the estimated assigned fair value of the acquired intangible assets ($28 million) and the tax basis ($0) of such assets. The estimated amount of $9 million is determined by multiplying the difference of $28 million by SMARTS’ effective tax rate of 30%. The purchased intangible assets consisted of $11 million in technology and $17 million in customer relationships.

(2)

In May 2010, we acquired Nord Pool ASA, a derivatives trading market, for $17 million (101 million Norwegian Krone). We acquired net assets, at fair value, totaling $8 million and recorded deferred tax liabilities of $1 million related to purchased intangible assets, resulting in total net assets acquired of $7 million. Through this acquisition, we now hold a Norwegian exchange license and operate the Nordic power market and the European carbon market on one trading platform. In October 2008, we acquired Nord Pool’s derivatives clearing and consulting subsidiaries. We renamed the business NASDAQ OMX Commodities, which offers energy and carbon derivatives products. As a result of the May 2010 acquisition, NASDAQ OMX Commodities is now responsible for exchange operations and trading and clearing activities providing access to the world’s largest power derivatives markets and one of Europe’s largest carbon markets.

The above amounts represent the preliminary allocation of the purchase price and are subject to revision during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. Adjustments to the provisional values during the measurement period will be pushed back to the date of acquisition. Comparative information for periods after acquisition but before the period in which the adjustments are identified will be adjusted to reflect the effects of the adjustments as if they were taken into account as of the acquisition date. Changes to amounts recorded as assets and liabilities may result in a corresponding adjustment to goodwill. There were no adjustments to the provisional values for the three and nine months ended September 30, 2010.

Acquisition of North American Energy Credit and Clearing Corp.

In March 2010, we also purchased the business of North American Energy Credit and Clearing Corp., a Chicago-based clearinghouse for OTC power and gas markets, for an immaterial amount. As previously discussed, the acquisition of this business was effected through our newly-established subsidiary, NOCC. In March 2010, we also provided an additional $25 million in capital to NOCC to improve its liquidity position. As of September 30, 2010, this amount is classified as non-current restricted cash in the Condensed Consolidated Balance Sheets.

The NASDAQ OMX Group, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Pro Forma Results and Acquisition-related Costs

Pro forma results of operations for the acquisitions completed during the nine months ended September 30, 2010 have not been presented since the acquisitions both individually and in the aggregate were not material to our financial results. For the three and nine months ended September 30, 2010, acquisition-related transaction costs are included in merger and strategic initiatives in the Condensed Consolidated Statements of Income for the above acquisitions.

2009 Strategic Initiatives

During 2009, we completed the following strategic initiatives:

Investment in Agora-X, LLC

In December 2009, we increased our ownership interest in Agora-X from 20% to 85%. In the second quarter of 2010, we made a strategic decision to close our Agora-X business and recorded a loss of $5 million. This charge was included in loss on divestiture of businesses in the Condensed Consolidated Statements of Income for the nine months ended September 30, 2010.

Investment in European Multilateral Clearing Facility N.V.

In January 2009, we acquired a 22% stake in EMCF, a leading European clearinghouse, which is accounted for under the equity method of accounting. The financial results of EMCF are included in our condensed consolidated financial statements from the date of this strategic initiative.

5. Goodwill and Purchased Intangible Assets

Goodwill

The following table presents the changes in goodwill by business segment during the nine months ended September 30, 2010:

	Market Services	Issuer Services	Market Technology	Total
	(in millions)
Balance at December 31, 2009	$4,432	$273	$95	$4,800
Goodwill acquired	8	—	54	62
Foreign currency translation adjustment and other	161	13	5	179

Balance at September 30, 2010	$4,601	$286	$154	$5,041

As of September 30, 2010, the amount of goodwill that is expected to be deductible for tax purposes in future periods is $110 million.

The goodwill acquired for Market Services shown above relates to our acquisition of Nord Pool in May 2010. The goodwill acquired for Market Technology relates to our acquisition of SMARTS in August 2010. See Note 4, “Acquisitions and Strategic Initiatives,” for further discussion.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Goodwill is allocated to the reporting units based on the assignment of the fair values of each reporting unit of the acquired company. We are required to test goodwill for impairment at the reporting unit level annually, or in interim periods if certain events occur indicating that the carrying value may be impaired. We test for impairment during the fourth quarter of our fiscal year using October 1st carrying values. We considered the need to update our most recent annual goodwill impairment test as of September 30, 2010 and concluded that none of the impairment indicators triggered a revised impairment analysis. As such, we concluded the assumptions used during the annual assessment remained appropriate. There was no impairment of goodwill for the three and nine months ended September 30, 2010 and 2009. Although there is no impairment as of September 30, 2010, events such as continued economic weakness and unexpected significant declines in operating results of reporting units may result in our having to perform a goodwill impairment test for some or all of our reporting units prior to the required annual assessment. These types of events and the resulting analysis could result in goodwill impairment charges in the future.

The NASDAQ OMX Group, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Purchased Intangible Assets

The following table presents details of our total purchased intangible assets, both finite- and indefinite-lived:

	September 30, 2010				December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Weighted- Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Weighted- Average Useful Life (in Years)
	(in millions)				(in millions)
Finite-Lived Intangible Assets
Technology	$69	$(46)	$23	6	$65	$(41)	$24	4
Customer relationships	830	(141)	689	21	813	(110)	703	21
Other	5	(2)	3	10	5	(1)	4	10
Foreign currency translation adjustment	(21)	4	(17)		(45)	7	(38)

Total finite-lived intangible assets	$883	$(185)	$698		$838	$(145)	$693

Indefinite-Lived Intangible Assets
Exchange and clearing registrations	$790	$—	$790		$790	$—	$790
Trade names	173	—	173		173	—	173
Licenses	78	—	78		76	—	76
Foreign currency translation adjustment	(59)	—	(59)		(101)	—	(101)

Total indefinite-lived intangible assets	$982	$—	$982		$938	$—	$938

Total intangible assets	$1,865	$(185)	$1,680		$1,776	$(145)	$1,631

Amortization expense for purchased finite-lived intangible assets was $15 million for the three months ended September 30, 2010 and $42 million for the nine months ended September 30, 2010 compared to $17 million for the three months ended September 30, 2009 and $44 million for the nine months ended September 30, 2009.

The estimated future amortization expense (excluding the impact of foreign currency translation adjustments of $17 million as of September 30, 2010) of purchased intangible assets with finite lives as of September 30, 2010 is as follows:

(in millions)
2010 (1)	$15
2011	47
2012	45
2013	44
2014	43
2015 and thereafter	521

Total	$715

(1)	Represents the estimated amortization to be recognized for the remaining three months of 2010.

6. Investments

Trading Securities

Trading securities, which are included in financial investments, at fair value in the Condensed Consolidated Balance Sheets, were $305 million as of September 30, 2010 and $308 million as of December 31, 2009. These securities are primarily comprised of Swedish government debt securities, of which $191 million as of September 30, 2010 and $183 million as of December 31, 2009, are restricted assets to meet regulatory capital requirements for NASDAQ OMX Stockholm’s clearing operations.

The NASDAQ OMX Group, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Available-for-Sale Security

Investment in DFM

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

As of September 30, 2010, the cost basis of this security was $36 million and the fair value was $38 million. The $2 million change between the cost basis and fair value is reflected as an unrealized holding gain in accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets.

Investment in Oslo

In connection with our business combination with OMX AB, we acquired a long-term available-for-sale investment in Oslo Børs Exchange, or Oslo. During the second quarter of 2009, we made a strategic decision to sell this investment, demonstrating our intent to no longer hold this investment, and recorded a $5 million loss, which includes costs directly related to the sale, primarily broker fees. This loss is included in loss on sale of investment security in the Condensed Consolidated Statements of Income.

Equity Method Investments

The equity method of accounting is used when we own less than 50% of the outstanding voting stock, but exercise significant influence over the operating and financial policies of a company.

Equity interest in our equity method investments was $26 million as of September 30, 2010, which consisted primarily of our equity interest in EMCF. Equity interest in our equity method investments was $66 million as of December 31, 2009, which consisted primarily of our equity interests in NASDAQ Dubai and EMCF. Equity method investments are included in other assets in the Condensed Consolidated Balance Sheets. As discussed above, we completed the previously announced exchange of our equity interest in NASDAQ Dubai for a 1% available-for-sale investment in DFM. See “Investment in NASDAQ Dubai” below for further discussion.

Income (loss) recognized from our equity interest in the earnings and losses of these companies was a net gain of $1 million for the three months ended September 30, 2010 and a net gain of $2 million for the nine months ended September 30, 2010 compared with a net loss of $20 million for the nine months ended September 30, 2009. The net loss during the nine months ended September 30, 2009 was primarily due to the sale of our investment in Orc Software AB, or Orc. See “Investment in Orc Software” below for further discussion. Income (loss) recognized from our equity method investments is included in income (loss) from unconsolidated investees, net in the Condensed Consolidated Statements of Income.

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

Investment in Orc Software

During the second quarter of 2009, we made a strategic decision to sell our investment in Orc, demonstrating our intent to no longer hold this investment. We sold our shares in Orc, representing 25.25% of the share capital of Orc, to a group of Swedish and other international investors for $54 million in cash. As a result of the sale, we recognized a $19 million loss, which includes costs directly related to the sale, primarily broker fees. The loss is included in income (loss) from unconsolidated investees, net in the

Condensed Consolidated Statements of Income for the nine months ended September 30, 2009.

The NASDAQ OMX Group, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

7. Deferred Revenue

Deferred revenue represents cash payments received that are yet to be recognized as revenue. At September 30, 2010, we have estimated that our deferred revenue, which is primarily related to Global Listing Services and Market Technology fees, will be recognized in the following years:

	Initial Listing Fees	Listing of Additional Shares Fees	Annual Renewal Fees and Other	Market Technology (2)	Total
	(in millions)
Fiscal year ended:
2010 (1)	$4	$10	$59	$19	$92
2011	14	32	3	32	81
2012	11	23	—	30	64
2013	6	15	—	28	49
2014	4	3	—	16	23
2015 and thereafter	3	—	—	13	16

	$42	$83	$62	$138	$325

(1)	Represents deferred revenue that is anticipated to be recognized over the remaining three months of 2010.
(2)

The timing of recognition of our deferred Market Technology revenues is dependent upon when significant modifications are made pursuant to the contracts. As such, as it relates to these fees, the timing represents our best estimate.

Our deferred revenue for the nine months ended September 30, 2010 and 2009 is reflected in the following table:

	Initial Listing Fees	Listing of Additional Shares Fees	Annual Renewal Fees and Other	Market Technology (2)	Total
	(in millions)
Balance at January 1, 2010	$46	$76	$18	$125	$265
Additions (1)	10	36	203	29	278
Amortization (1)	(14)	(29)	(159)	(19)	(221)
Foreign currency translation adjustment	—	—	—	3	3

Balance at September 30, 2010	$42	$83	$62	$138	$325

Balance at January 1, 2009	$57	$74	$22	$100	$253
Additions (1)	5	26	169	92	292
Amortization (1)	(15)	(28)	(139)	(68)	(250)
Foreign currency translation adjustment	—	—	—	1	1

Balance at September 30, 2009	$47	$72	$52	$125	$296

(1)	The additions and amortization for initial listing fees, listing of additional shares fees and annual renewal fees and other primarily reflect Issuer Services revenues from U.S. listing fees.
(2)

Market Technology deferred revenues include revenues from delivered client contracts in the support phase charged during the period. Under contract accounting, where customization and significant modifications to the software are made to meet the needs of our customers, total revenues, as well as costs incurred, are deferred until significant modifications are completed and delivered. Once delivered, deferred revenue and the related deferred costs are recognized over the post contract support period. We have included the deferral of costs in other assets in the Condensed Consolidated Balance Sheets. The amortization of Market Technology deferred revenue includes revenues earned from client contracts recognized during the period and from the technology licenses contributed to NASDAQ Dubai.

The NASDAQ OMX Group, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

8. Debt Obligations

The following table presents the changes in our debt obligations during the nine months ended September 30, 2010:

	December 31, 2009	Additions	Payments, Conversions, Accretion and Other	September 30, 2010
	(in millions)
3.75% convertible notes due October 22, 2012 (net of discount) (1)	$—	$—	$—	$—
2.50% convertible senior notes due August 15, 2013	374	—	11	385
4.00% senior unsecured notes due January 15, 2015 (net of discount) (2)	—	398	—	398
5.55% senior unsecured notes due January 15, 2020 (net of discount) (2)	—	598	—	598
$700 million senior unsecured term loan facility credit agreement due January 15, 2013 (average interest rate of 2.33% for the nine months ended September 30, 2010) (2)	—	700	(95)	605
6.25% subordinated debt assumed from the acquisition of Nord Pool’s derivatives clearing and consulting subsidiaries repaid in May 2010 (3)	18	—	(18)	—
$2,000 million senior secured term credit facilities repaid January 2010 (2)	1,700	—	(1,700)	—

Total debt obligations	2,092	1,696	(1,802)	1,986
Less current portion	(225)	—	85	(140)

Total long-term debt obligations	$1,867	$1,696	$(1,717)	$1,846

(1)

In September 2009, most holders of our outstanding 3.75% convertible notes converted their outstanding positions into common stock. As of September 30, 2010 and December 31, 2009, approximately $0.5 million aggregate principal amount of the 3.75% convertible notes remains outstanding. For further discussion, see “3.75% Convertible Notes” below.

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

3.75% Convertible Notes

The 3.75% convertible notes were originally issued to Hellman & Friedman, or H&F ($300 million), SLP ($141 million) and other holders ($4 million) in order to finance the acquisition of INET. These notes were convertible into our common stock at a price of $14.50 per share, representing 30,689,655 shares subject to adjustment, in general for any stock split, dividend, combination, recapitalization or similar event. We also issued warrants to purchase shares of our common stock at a price of $14.50 per share to H&F (3,400,000 shares), SLP (1,523,325 shares) and other holders (39,175 shares). The warrants became exercisable on April 22, 2006 and would have expired on December 8, 2008. During 2007, H&F converted all of their 3.75% convertible notes into common stock and exercised all of their outstanding warrants prior to expiration. During 2007 and 2008, SLP and other holders converted a portion of their 3.75% convertible notes into common stock and exercised all of their outstanding warrants prior to expiration. In September 2009, SLP and another holder, or Holders, converted their remaining outstanding 3.75% convertible notes into common stock in accordance with the terms of the notes. As an inducement for conversion, we agreed to pay the Holders and certain of their affiliates an aggregate amount of $9 million in cash and issue to the Holders shares of our series A convertible preferred stock, with an aggregate initial liquidation preference amount of $16 million. See “Preferred Stock,” of Note 12, “NASDAQ OMX Stockholders’ Equity,” for further discussion.

The NASDAQ OMX Group, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

As of September 30, 2010, approximately $0.5 million aggregate principal amount of the 3.75% convertible notes remains outstanding.

2.50% Convertible Senior Notes

During the first quarter of 2008, in connection with the business combination with OMX AB, we completed the offering of $475 million aggregate principal amount of 2.50% convertible senior notes due 2013. The interest rate on the notes is 2.50% per annum payable semi-annually in arrears on February 15 and August 15 and will mature on August 15, 2013.

The notes are convertible in certain circumstances specified in the indenture for the notes. Upon conversion, holders will receive, at the election of NASDAQ OMX, cash, common stock or a combination of cash and common stock. It is our current intent and policy to settle the principal amount of the notes in cash. The conversion rate will initially be 18.1386 shares of common stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $55.13 per share of common stock. At September 30, 2010, the 2.50% convertible senior notes are convertible into 7,757,283 shares of our common stock, subject to adjustment upon the occurrence of specified events. Subject to certain exceptions, if we undergo a “fundamental change” as described in the indenture, holders may require us to purchase their notes at a price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest.

Since the settlement structure of our 2.50% convertible senior notes permits settlement in cash upon conversion, we are required to separately account for the liability and equity components of the convertible debt in a manner that reflects our nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This entails bifurcation of a component of the debt, classification of that component in equity and then accretion of the resulting discount on the debt being reflected in the income statement as part of interest expense.

The changes in the liability and equity components of our 2.50% convertible senior notes during the nine months ended September 30, 2010 are as follows:

	Liability Component			Equity Component
	(in millions)			(in millions)
	Principal Balance	Unamortized Debt Discount	Net Carrying Amount	Gross Equity Component	Deferred Taxes	Net Equity Component
December 31, 2009	$428	$54	$374	$80	$32	$48
Accretion of debt discount	—	(11)	11	—	—	—

September 30, 2010	$428	$43	$385	$80	$32	$48

The unamortized debt discount on the convertible debt as of September 30, 2010 was $43 million and is included in debt obligations in the Condensed Consolidated Balance Sheets. This amount will be accreted as part of interest expense through the maturity date of the convertible debt of August 15, 2013. The effective annual interest rate on the 2.50% convertible senior notes was 6.53% for the three and nine months ended September 30, 2010 and 2009, which includes the accretion of the debt discount in addition to the annual contractual interest rate of 2.50%.

As of September 30, 2010 and December 31, 2009, the equity component of the convertible debt included in additional paid-in capital in the Condensed Consolidated Balance Sheets was $48 million. This amount is calculated as follows: $80 million of excess principal of the convertible debt over the carrying amount less $32 million of deferred taxes. The deferred tax liability is determined by multiplying the $80 million of excess principal of the convertible debt over the carrying amount by the U.S. marginal tax rate of 39.55%.

Interest expense recognized on our 2.50% convertible senior notes in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2010 and 2009 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)
Components of interest expense recognized on our 2.50% convertible senior notes
Accretion of debt discount	$4	$3	$11	$10
Contractual interest	2	3	7	9

Total interest expense recognized on our 2.50% convertible senior notes	$6	$6	$18	$19

The NASDAQ OMX Group, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

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

Debt Issuance Costs

In 2008, in conjunction with the issuance of the 2.50% convertible senior notes, we incurred debt issuance costs of $10 million. These costs, which are capitalized and included in other assets in the Condensed Consolidated Balance Sheets, are being amortized over the life of the debt obligation. In connection with the early extinguishment of a portion of these notes, we recorded a pre-tax charge of $0.8 million in the first nine months of 2009 for debt issuance costs. See “Early Extinguishment of Debt” above for further discussion. Amortization expense, which was recorded as additional interest expense for these costs, was immaterial for both the three months ended September 30, 2010 and 2009 and $1 million for both the nine months ended September 30, 2010 and 2009.

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

The Notes

The Notes were issued at a discount in two separate series consisting of $400 million aggregate principal amount of 4.00% senior notes due 2015, or the 2015 Notes, and $600 million aggregate principal amount of 5.55% senior notes due 2020, or the 2020 Notes. As a result of the discount, the proceeds received from the issuance were less than the aggregate principal amounts. As of September 30, 2010, the balance of $398 million for the 4.00% senior notes due 2015 and the balance of $598 million for the 5.55% senior notes due 2020, reflects the aggregate principal amounts, less the unamortized debt discount. The unamortized debt discount will be accreted through interest expense over the life of the Notes.

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

As required under our credit facility, we will pay quarterly principal payment amounts of $35 million on our Term Loans which began in the third quarter of 2010. In addition to the scheduled quarterly payment, we made optional payments totaling $60 million of principal on our Term Loans during the second and third quarters of 2010.

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

The NASDAQ OMX Group, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Debt Issuance and Other Costs

We incurred debt issuance and other costs of $21 million in connection with the issuance of the Notes and the entry into the new credit facility. These costs will be amortized over the life of the debt obligations. Amortization expense, which was recorded as additional interest expense, for these costs was $1 million for the three months ended September 30, 2010 and $3 million for the nine months ended September 30, 2010.

In January 2010, as a result of the repayment of our senior secured credit facilities in place as of December 31, 2009, we recorded a pre-tax charge of $40 million, which included the write-off of the remaining unamortized balance of debt issuance costs incurred in conjunction with our senior secured credit facilities in place as of December 31, 2009 of $28 million, costs to terminate our float-to-fixed interest rate swaps previously designated as a cash flow hedge of $9 million and other costs of $3 million. These charges are included in general, administrative and other expense in the Condensed Consolidated Statements of Income for the nine months ended September 30, 2010. Amortization expense for debt issuance costs incurred in conjunction with our senior secured credit facilities in place as of December 31, 2009 was $3 million for the three months ended September 30, 2009 and $7 million for the nine months ended September 30, 2009.

Other Credit Facilities

In addition to the $250 million revolving credit commitment discussed above, we have credit facilities related to our clearinghouses in order to meet liquidity and regulatory requirements. These credit facilities, which are available in multiple currencies, primarily Swedish Krona and U.S. dollar, totaled $439 million ($195 million in available liquidity which can be pledged as collateral and $244 million to satisfy regulatory requirements), of which $1 million was utilized at September 30, 2010. At December 31, 2009, these facilities totaled $417 million ($185 million in available liquidity which can be pledged as collateral and $232 million to satisfy regulatory requirements), none of which was utilized. Amounts utilized are included in other current liabilities in the Condensed Consolidated Balance Sheets.

Debt Covenants

At September 30, 2010, we were in compliance with the covenants of all of our debt obligations.

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

Components of Net Periodic Benefit Cost

The following table sets forth the components of net periodic pension, SERP and other post-retirement benefit costs for the NASDAQ OMX Benefit Plans recognized in compensation and benefits expense in the Condensed Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)
Components of net periodic benefit cost
Service cost	$—	$0.2	$0.1	$0.5
Interest cost	1.6	1.7	4.9	5.1
Expected return on plan assets	(1.2)	(1.0)	(3.5)	(2.7)
Settlement loss recognized	0.8	—	0.8	—
Recognized net actuarial (gain) loss	0.9	(0.4)	2.6	0.1

Benefit cost	$2.1	$0.5	$4.9	$3.0

The NASDAQ OMX Group, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Non-U.S. Benefit Plans

Most employees outside the U.S. are covered by local retirement plans or by applicable social laws. Benefits under social laws are generally expensed in the periods in which the costs are incurred. These costs are included in compensation and benefits expense in the Condensed Consolidated Statements of Income and were $3 million for both the three months ended September 30, 2010 and 2009 and were $10 million for both the nine months ended September 30, 2010 and 2009.

In 2008, as part of the acquisition of Nord Pool’s derivatives clearing and consulting subsidiaries, we assumed the obligation for several pension plans providing benefits for their employees. The benefit cost for these plans was $1 million for both the three months ended September 30, 2010 and 2009 and was $2 million for both the nine months ended September 30, 2010 and 2009.

Defined Contribution Savings Plan

We sponsor a voluntary defined contribution savings plan, or 401(k) Plan, for U.S. employees. Employees are immediately eligible to make contributions to the plan and are also eligible for an employer contribution match at an amount equal to 100.0% of the first 4.0% of eligible employee contributions. Savings plan expense included in compensation and benefits expense in the Condensed Consolidated Statements of Income was $1 million for both the three months ended September 30, 2010 and 2009, and $3 million for both the nine months ended September 30, 2010 and 2009.

We have a profit-sharing contribution feature to our 401(k) plan which allows eligible U.S. employees to receive employer retirement contributions, or ERCs, when we meet our annual corporate goals. In addition, we have a supplemental ERC for select highly compensated employees whose ERCs are limited by the annual Internal Revenue Service compensation limit. ERC expense recorded in compensation and benefits expense in the Condensed Consolidated Statements of Income was $1 million for both the three months ended September 30, 2010 and 2009, and $3 million for both the nine months ended September 30, 2010 and 2009.

Employee Stock Purchase Plan

We have an employee stock purchase plan, or ESPP, under which approximately 4.0 million shares of our common stock have been reserved for future issuance as of September 30, 2010.

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

10. Share-Based Compensation

We have a share-based compensation program that provides our board of directors broad discretion in creating employee equity incentives. Share-based awards, or equity awards, include employee options, restricted stock (which includes awards and units) and performance share units, or PSUs. Grants of equity awards are designed to reward employees for their long-term contributions and provide incentives for them to remain with us. For accounting purposes, we consider PSUs to be a form of restricted stock. Restricted stock is generally time-based and vests over two to five-year periods beginning on the date of the grant. Stock options are also generally time-based and expire ten years from the grant date. Stock option awards granted prior to January 1, 2005 generally vested 33% on each annual anniversary of the grant date over three years. Stock option and restricted stock awards granted after January 1, 2005 generally include performance-based accelerated vesting features based on achievement of specific levels of corporate performance. If NASDAQ OMX exceeds the applicable performance parameters, the grants vest on the third anniversary of the grant date, if NASDAQ OMX meets the applicable performance parameters, the grants vest on the fourth anniversary, and if NASDAQ OMX does not meet the applicable performance parameters, the grants vest on the fifth anniversary of the grant date.

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

Stock Option Exchange Program

In May 2010, the NASDAQ OMX shareholders approved a proposal to allow for a one-time voluntary stock option exchange program, designed to provide eligible employees an opportunity to exchange some or all of their eligible underwater stock options for a lesser amount of replacement stock options to be granted with a lower exercise price and a longer vesting period. Participants in the program were entitled to receive one replacement option for each 1.4 eligible options exchanged. Stock options eligible for the

The NASDAQ OMX Group, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

exchange were granted on or after January 1, 2006 and on or before June 30, 2008 with an exercise price greater than $30.00. The program commenced on July 7, 2010 and expired on August 3, 2010. A total of 0.8 million eligible stock options were tendered by employees, representing 90% of the total stock options eligible for exchange. On August 3, 2010, we granted 0.6 million new replacement stock options with an exercise price of $20.04, which was equal to the closing price of our common stock on that date, as reported on The NASDAQ Stock Market. The replacement options are subject to a new vesting schedule and will vest in three equal annual installments on August 3, 2011, August 3, 2012 and August 3, 2013 and will have a term of seven years. In accordance with U.S. GAAP, no incremental stock option expense was recognized for the replacement options as the fair value of the replacement options did not exceed the fair value of the exchanged options.

Summary of 2010 Equity Awards

In March 2010, we granted non-qualified stock options and/or restricted stock to most active employees. Both the stock options and restricted stock granted included a performance-based accelerated vesting feature based on achievement of specific levels of corporate performance, as described above.

During the nine months ended September 30, 2010, certain executive officers and a select group of non-officer employees also received grants of 537,348 PSUs. These PSUs are subject to a one-year performance period and generally vest ratably on December 31, 2011, December 31, 2012 and December 31, 2013. In addition, our Chief Executive Officer received a grant of PSUs under the terms of his employment agreement with a target amount of 80,000 shares. This grant is subject to a three-year performance period and will vest at the end of the performance period. During 2009, we exceeded applicable performance parameters for prior year PSU awards. As a result, an additional 84,585 PSUs were considered granted in February 2010.

See “Summary of Stock Option Activity” and “Summary of Restricted Stock and PSU Activity” below for further discussion.

Summary of Share-Based Compensation Expense

The following table shows the total share-based compensation expense resulting from equity awards and the 15.0% discount for the ESPP for the three and nine months ended September 30, 2010 and 2009 in the Condensed Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)
Share-based compensation expense before income taxes	$8	$8	$25	$25
Income tax benefit	(3)	(3)	(10)	(10)

Share-based compensation expense after income taxes	$5	$5	$15	$15

We estimated the fair value of stock option awards using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Expected life (in years)	5	5	5	5
Weighted-average risk free interest rate	1.70%	2.39%	2.27%	2.53%
Expected volatility	32.0%	36.0%	32.0%	36.0%
Dividend yield	—	—	—	—
Weighted-average fair value at grant date	$5.96	$6.93	$6.36	$7.41

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

The NASDAQ OMX Group, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Summary of Stock Option Activity

A summary of stock option activity for the nine months ended September 30, 2010 is as follows:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in millions)
Outstanding at January 1, 2010	10,206,871	$18.18	6.0	$68

Grants (1)	1,840,296	19.86
Exercises	(381,997)	8.61
Forfeitures or expirations	(351,048)	30.60
Stock option exchange program (2)	(846,129)	38.96

Outstanding at September 30, 2010	10,467,993	$16.73	6.0	$61

Exercisable at September 30, 2010	5,943,641	$10.99	3.8	$61

(1)

Primarily reflects our company wide equity grant issued in March 2010, which included a performance-based accelerated vesting feature based on achievement of specific levels of corporate performance, as described above, and issuance of replacement stock options resulting from our stock option exchange program. See “Stock Option Exchange Program” above for further discussion.

(2)	Represents stock options tendered in our stock option exchange program. See “Stock Option Exchange Program” above for further discussion.

We received net cash proceeds of $1 million from the exercise of approximately 0.1 million stock options for the three months ended September 30, 2010 and received net cash proceeds of $3 million from the exercise of approximately 0.4 million stock options for the nine months ended September 30, 2010. We received net cash proceeds of $1 million from the exercise of approximately 0.1 million stock options for the three months ended September 30, 2009 and received net cash proceeds of $6 million from the exercise of approximately 0.7 million stock options for the nine months ended September 30, 2009. We present excess tax benefits from the exercise of stock options, if any, as financing cash flows.

The aggregate intrinsic value in the above table represents the total pre-tax intrinsic value (i.e., the difference between our closing stock price on September 30, 2010 of $19.43 and the exercise price, times the number of shares) based on stock options with an exercise price less than NASDAQ OMX’s closing price of $19.43 as of September 30, 2010, which would have been received by the option holders had the option holders exercised their stock options on that date. This amount changes based on the fair market value of our common stock. The total number of in-the-money stock options exercisable as of September 30, 2010 was 5.2 million. As of September 30, 2009, 6.3 million outstanding stock options were exercisable and the weighted-average exercise price was $10.34.

Total fair value of stock options vested was immaterial for both the three months ended September 30, 2010 and 2009, $1 million for the nine months ended September 30, 2010 and $4 million for the nine months ended September 30, 2009. The total pre-tax intrinsic value of stock options exercised was $1 million for the three months ended September 30, 2010, $4 million for the nine months ended September 30, 2010, $1 million for the three months ended September 30, 2009 and $9 million for the nine months ended September 30, 2009.

At September 30, 2010, $17 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.8 years.

The NASDAQ OMX Group, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Summary of Restricted Stock and PSU Activity

A summary of restricted stock and PSU activity for the nine months ended September 30, 2010 is as follows:

	Restricted Stock	Weighted- Average Grant Date Fair Value	PSUs	Weighted- Average Grant Date Fair Value
Unvested at January 1, 2010	2,208,748	$27.48	552,682	$31.59
Granted (1)	1,173,006	19.75	701,933	20.30
Vested	(71,701)	31.06	(120,000)	33.19
Forfeited	(180,327)	27.36	(44,917)	28.41

Unvested at September 30, 2010	3,129,726	$24.51	1,089,698	$24.27

(1)

Restricted stock grants primarily reflect our company wide grant issued in March 2010, which included a performance-based accelerated vesting feature based on achievement of specific levels of corporate performance, as described above.

At September 30, 2010, $44 million of total unrecognized compensation cost related to restricted stock and PSUs is expected to be recognized over a weighted-average period of 1.8 years.

Common Shares Available Under Our Equity Incentive Plan and ESPP

Shares issued as a result of equity awards and our ESPP are generally first issued out of common stock in treasury. If the treasury stock balance is depleted, shares will be issued out of common stock as newly issued shares. As of September 30, 2010, we had approximately 12.4 million shares of common stock authorized for future issuance under our equity incentive plan and ESPP.

11. Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions, except share and per share amounts)
Numerator:
Net income attributable to NASDAQ OMX	$101	$60	$258	$223
Accretion of series A convertible preferred stock	—	—	(1)	—

Net income for basic earnings per share	101	60	257	223
Interest impact of 3.75% convertible notes, net of tax	—	1	—	2

Net income for diluted earnings per share	$101	$61	$257	$225

Denominator:
Weighted-average common shares outstanding for basic earnings per share	200,115,483	203,311,334	205,558,649	202,526,588

Weighted-average effect of dilutive securities:
Employee equity awards	3,922,926	3,886,753	3,611,480	3,991,080
3.75% convertible notes assumed converted into common stock	34,482	7,832,973	34,482	8,099,916

Denominator for diluted earnings per share	204,072,891	215,031,060	209,204,611	214,617,584

Basic and diluted earnings per share:
Basic earnings per share	$0.51	$0.30	$1.25	$1.10

Diluted earnings per share	$0.50	$0.28	$1.23	$1.05

For the three and nine months ended September 30, 2010, the weighted-average common shares outstanding for basic earnings per share include the weighted-average impact of our share repurchase program. For the three months ended September 30, 2010, we repurchased 5,011,345 shares of our common stock and for the nine months ended September 30, 2010 we repurchased 15,050,647 shares of our common stock. In addition, for the nine months ended September 30, 2010, the weighted-average common shares outstanding for basic earnings per share include the weighted-average impact of 845,646 shares of our common stock that were issued in connection with the conversion of our series A convertible preferred stock in the second quarter of 2010. See “Share Repurchase Program,” and “Preferred Stock,” of Note 12, “NASDAQ OMX Stockholders’ Equity,” for further discussion.

Stock options to purchase 10,467,993 shares of common stock, 4,219,424 shares of restricted stock and PSUs, and convertible notes convertible into 34,482 shares of common stock were outstanding at September 30, 2010. For the three months ended September 30,

The NASDAQ OMX Group, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

2010, we included 5,170,077 of the outstanding stock options and 3,196,888 shares of restricted stock and PSUs in the computation of diluted earnings per share, on a weighted-average basis, as their inclusion was dilutive. The remaining stock options and shares of restricted stock and PSUs are antidilutive, and as such, they were properly excluded. For the nine months ended September 30, 2010, we included 5,170,077 of the outstanding stock options and 1,479,215 shares of restricted stock and PSUs in the computation of diluted earnings per share, on a weighted-average basis, as their inclusion was dilutive. The remaining stock options and shares of restricted stock and PSUs are antidilutive, and as such, they were properly excluded.

In September 2009, most of the holders of our outstanding 3.75% convertible notes converted their remaining outstanding notes into common stock in accordance with the terms of the notes, which resulted in the issuance of an aggregate of 8,246,680 shares of our common stock. The 3.75% convertible notes were accounted for under the if-converted method, as we settled the convertible notes in shares of our common stock. For the three and nine months ended September 30, 2010, all of the remaining shares underlying the outstanding 3.75% convertible notes were included in the computation of diluted earnings per share, on a weighted-average basis, as their inclusion was dilutive.

The 2.50% convertible senior notes are accounted for under the treasury stock method as it is our intent and policy to settle the principal amount of the notes in cash. Based on the settlement structure of the 2.50% convertible senior notes, which permits the principal amount to be settled in cash and the conversion premium to be settled in shares of our common stock or cash, we will reflect the impact of the convertible spread portion of the convertible notes in the diluted calculation using the treasury stock method. For the three and nine months ended September 30, 2010, the conversion spread of our 2.50% convertible senior notes was out of the money, and as such, they were properly excluded from the computation of diluted earnings per share.

Stock options to purchase 10,375,045 shares of common stock and 2,959,237 shares of restricted stock and PSUs were outstanding at September 30, 2009. For the three months ended September 30, 2009, we included 5,688,572 of the options outstanding and 1,315,648 shares of restricted stock and PSUs in the computation of diluted earnings per share, on a weighted-average basis, as their inclusion was dilutive. The remaining options and shares of restricted stock and PSUs were antidilutive, and as such, they were properly excluded. For the nine months ended September 30, 2009, we included 5,688,572 of the options outstanding, 1,235,648 shares of restricted stock and PSUs, and all of the shares underlying the outstanding 3.75% convertible notes in the computation of diluted earnings per share, on a weighted-average basis, as their inclusion was dilutive. The remaining options and shares of restricted stock and PSUs were antidilutive, and as such, they were properly excluded.

12. NASDAQ OMX Stockholders’ Equity

Common Stock

At September 30, 2010, 300,000,000 shares of our common stock were authorized, 212,993,586 shares were issued and 197,826,542 shares were outstanding. The holders of common stock are entitled to one vote per share, except that our certificate of incorporation limits the ability of any person to vote in excess of 5.0% of the then-outstanding voting interests in us. This limitation does not apply to persons exempted from this limitation by our board of directors prior to the time such person owns more than 5.0% of the then-outstanding voting interests in us. In 2008, we issued 60,561,515 shares of common stock to Borse Dubai and a trust for Borse Dubai’s economic benefit in connection with the OMX AB business combination. Borse Dubai and the trust are subject to these voting limitations in our certificate of incorporation that are discussed above.

Common Stock in Treasury, at Cost

We account for the purchase of treasury stock under the cost method with the shares of stock repurchased reflected as a reduction to NASDAQ OMX stockholders’ equity and included in common stock in treasury, at cost in the Condensed Consolidated Balance Sheets. When treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired. As of September 30, 2010, we held 15,167,044 shares of common stock in treasury and held 327,722 shares as of December 31, 2009. The increase during the nine months ended September 30, 2010 was primarily due to our share repurchase program. See “Share Repurchase Program” below for further discussion.

Share Repurchase Program

On March 2, 2010, we announced that our board of directors had approved a share repurchase program authorizing NASDAQ OMX to repurchase in the aggregate up to $300 million of our outstanding common stock. In July 2010, our board of directors authorized a repurchase of up to an additional $100 million of our outstanding common stock under the share repurchase program and in October 2010 authorized a repurchase of up to an additional $150 million shares bringing the total authorized amount to $550 million of our outstanding common stock. Purchases by NASDAQ OMX under this program may be made from time to time at prevailing market prices in open market purchases, privately-negotiated transactions, block purchase techniques or otherwise, as determined by our management. The purchases will be funded from existing cash balances. The share repurchase program does not obligate us to acquire any particular amount of common stock. The timing, frequency and amount of repurchase activity will depend on a variety of factors, such as levels of cash generation from operations, cash requirements for investments in our businesses, current stock price, market conditions and other factors. The share repurchase program has no expiration date but may be suspended, modified or discontinued at any time. During the nine months ended September 30, 2010, we repurchased 15,050,647 shares of our common stock at an average price of $19.95, with an aggregate purchase price of $300 million. The shares repurchased are available for general corporate purposes. The remaining authorized amount for share repurchases under this program was $250 million as of the date of this report.

The NASDAQ OMX Group, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Other Repurchases of Common Stock

For the nine months ended September 30, 2010, we repurchased 66,175 shares of our common stock in settlement of employee tax withholding obligations due upon the vesting of restricted stock.

Preferred Stock

Our certificate of incorporation authorizes the issuance of 30,000,000 shares of preferred stock, par value $0.01 per share, issuable from time to time in one or more series. At September 30, 2010, 1,600,000 shares of series A convertible preferred stock were issued and none were outstanding. At December 31, 2009, 1,600,000 shares of series A convertible preferred stock were issued and outstanding, and were classified as temporary equity in the Condensed Consolidated Balance Sheets.

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

At our annual shareholders’ meeting in May 2010, the shareholders approved the conversion of the series A convertible preferred stock into common stock. The series A convertible preferred stock automatically converted into 845,646 shares of common stock determined by dividing the initial liquidation preference amount of $16 million by $18.92, which represents the average daily volume weighted-average price, or VWAP, of NASDAQ OMX’s common stock during the 10 day period immediately preceding the date on which the results of the shareholder vote was calculated. At the time of conversion, the VWAP was subject to a floor price of 80% of the price of NASDAQ OMX’s common stock as of the initial issuance date, and a ceiling price of 120% of the price of NASDAQ OMX’s common stock as of the initial issuance date. The changes in our series A convertible preferred stock during the nine months ended September 30, 2010 are as follows:

Series A Convertible Preferred Stock
(in millions)
Balance as of December 31, 2009	$15
Accretion for the nine months ended September 30, 2010	1
Conversion into common stock	(16)

Balance as of September 30, 2010	$—

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

The NASDAQ OMX Group, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

The following table presents for each of the above hierarchy levels, our financial assets and liabilities that are measured at fair value on a recurring basis at September 30, 2010:

	Balance as of September 30, 2010	Fair Value Measurements
		(Level 1)	(Level 2)	(Level 3)
		(in millions)
Financial Assets Measured at Fair Value on a Recurring Basis
Market value, outstanding derivative positions (1)	$1,657	$—	$1,657	$—
Financial investments, at fair value (2)	343	343	—	—

Total	$2,000	$343	$1,657	$—

Financial Liabilities Measured at Fair Value on a Recurring Basis
Market value, outstanding derivative positions (1)	$1,657	$—	$1,657	$—

Total	$1,657	$—	$1,657	$—

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

(2)

Primarily comprised of Swedish government debt securities of $305 million. These securities are classified as trading securities and $191 million are restricted assets to meet regulatory capital requirements for NASDAQ OMX Stockholm’s clearing operations. Also includes our 1% available-for-sale investment in DFM of $38 million that is classified as an available-for-sale security. See Note 6, “Investments,” for further discussion of our trading securities and available-for-sale security.

The following table presents for each of the above hierarchy levels, our financial assets and liabilities that are measured at fair value on a recurring basis at December 31, 2009:

	Balance as of December 31, 2009	Fair Value Measurements
		(Level 1)	(Level 2)	(Level 3)
		(in millions)
Financial Assets Measured at Fair Value on a Recurring Basis
Market value, outstanding derivative positions (1)	$2,054	$—	$2,054	$—
Financial investments, at fair value (2)	308	308	—	—

Total	$2,362	$308	$2,054	$—

Financial Liabilities Measured at Fair Value on a Recurring Basis
Market value, outstanding derivative positions (1)	$2,054	$—	$2,054	$—
Other liabilities (3)	10	—	10	—

Total	$2,064	$—	$2,064	$—

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

The NASDAQ OMX Group, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

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

As such, the market value of the above mentioned derivative contracts for NASDAQ OMX Commodities and NASDAQ OMX Stockholm are reported gross on the balance sheet as a receivable pertaining to the purchasing party and a payable pertaining to the selling party. Such receivables and payables attributable to outstanding derivative positions have been netted to the extent that such a legal offset right exists and, at the same time, if it is our intention to settle these items. At September 30, 2010, our market value of outstanding derivative positions in the Condensed Consolidated Balance Sheets was $1.7 billion. See “Guarantees Issued, Credit Facilities Available and Collateral Received for Clearing Operations,” of Note 15, “Commitments, Contingencies and Guarantees,” for further discussion of our guarantees on the fulfillment of these contracts and collateral received.

The following table presents the fair value of our outstanding derivative positions at September 30, 2010 and December 31, 2009 prior to netting:

	September 30, 2010		December 31, 2009
	Asset	Liability	Asset	Liability
	(in millions)
Forwards and options (1) (2)	$1,130	$1,130	$1,642	$1,642
Fixed-income options and futures (2) (3)	564	564	131	131
Stock options and futures (2) (3)	177	177	194	194
Index options and futures (2) (3)	152	152	235	235

Total	$2,023	$2,023	$2,202	$2,202

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

We also consider our debt obligations to be financial instruments. The fair value of our debt obligations was estimated using discounted cash flow analyses based on our assumed incremental borrowing rates for similar types of borrowing arrangements and a Black-Scholes valuation technique that is utilized to calculate the convertible option value for the 3.75% convertible notes and the 2.50% convertible senior notes. At September 30, 2010, the carrying value of our debt obligations, before the $43 million unamortized debt discount on the 2.50% convertible senior notes, was approximately $9 million less than fair value. The difference primarily relates to an increase in the fair value of the 2.50% convertible senior notes as a result of changes in current market interest rates during the period, partially offset by a decrease in fair value on the 2.50% convertible senior notes due to the convertible option feature which is equivalent to a conversion price of approximately $55.13 as compared to the closing price of $19.43 at September 30, 2010. At December 31, 2009, the carrying value of our debt obligations, before the $54 million unamortized debt discount on the 2.50% convertible senior notes, was approximately $20 million more than fair value, primarily due to a decrease in fair value on the 2.50% convertible senior notes due to the convertible option feature which is equivalent to a conversion price of approximately $55.13 as compared to the closing price of $19.82 at December 31, 2009. For further discussion of our debt obligations, see Note 8, “Debt Obligations.”

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

The NASDAQ OMX Group, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

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

Fair Value Hedges

Depending on market conditions, we may use foreign currency future, forward and option contracts to limit our exposure to foreign currency exchange rate fluctuations on contracted revenue streams (hedged item) relating to our Market Technology sales. When the contracted revenue streams meet the definition of a firm commitment, these derivative contracts may be designated as fair value hedges if the applicable hedge criteria are met. Changes in fair value on the derivatives and the related hedged items are recognized in the Condensed Consolidated Statements of Income. As of September 30, 2010 and December 31, 2009, there were no outstanding fair value hedges.

Cash Flow Hedges

In the third quarter of 2008, we entered into interest rate swap agreements that effectively converted $200 million of our senior secured credit facilities in place as of December 31, 2009, which was floating rate debt, to a fixed rate basis through August 2011, thus reducing the impact of interest rate changes on future interest expense. As of December 31, 2009, these interest rate swaps were in a net liability position of $9 million and were recorded in other liabilities in the Condensed Consolidated Balance Sheets. In the first quarter of 2010, in connection with the repayment of our senior secured credit facilities in place as of December 31, 2009, we terminated our interest rate swaps and reclassified into earnings the unrealized loss of $9 million which was included in accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets at December 31, 2009. This loss is included in general, administrative and other expense in the Condensed Consolidated Statements of Income for the nine months ended September 30, 2010. See “Senior Unsecured Notes, Credit Facility and Repayment of Our Senior Secured Credit Facilities in Place as of December 31, 2009,” of Note 8, “Debt Obligations,” for further discussion.

All derivative contracts used to manage interest rate risk are measured at fair value and are recorded in assets or liabilities as appropriate with the offset in accumulated other comprehensive loss within NASDAQ OMX stockholders’ equity in the Condensed Consolidated Balance Sheets. Any ineffectiveness would impact earnings through interest expense. There was no material ineffectiveness recorded in earnings for both the three and nine months ended September 30, 2010 and 2009. As of September 30, 2010, there were no outstanding cash flow hedges.

Net Investment Hedges

Net assets of our foreign subsidiaries are exposed to volatility in foreign currency exchange rates. We may utilize net investment hedges to offset the translation adjustment arising from remeasuring our investment in foreign subsidiaries. As of September 30, 2010, there were no outstanding net investment hedges.

Derivatives Not Designated as Hedges

NASDAQ OMX may also enter into economic hedges that either do not qualify or are not designated for hedge accounting treatment. This type of hedge is undertaken when hedge accounting requirements cannot be achieved or management decides not to apply hedge accounting.

We did not enter into any material economic hedges that did not qualify or were not designated for hedge accounting during the three and nine months ended September 30, 2010 and 2009.

The NASDAQ OMX Group, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

15. Commitments, Contingencies and Guarantees

Guarantees Issued, Credit Facilities Available and Collateral Received for Clearing Operations

Through the clearing operations of NASDAQ OMX Commodities, NASDAQ OMX Stockholm, IDCG, and NOCC in derivatives and OTC power and gas, we are the legal counterparty for each position traded and thereby guarantee the fulfillment of each contract. We are required to pledge collateral for commitments with other clearinghouses. The amount of these commitments is calculated on the gross exposure between the clearinghouses. As collateral for these obligations, we have obtained financial guarantees and credit facilities which are guaranteed by us through counter indemnities. At September 30, 2010, financial guarantees pledged as collateral totaled $5 million. Credit facilities totaling $195 million at September 30, 2010, of which $1 million was utilized, are available for liquidity purposes in multiple currencies, primarily Swedish Krona and U.S. dollar. These credit facilities can be pledged as collateral. At December 31, 2009, these credit facilities totaled $185 million, none of which was utilized.

In addition, we obtained credit facilities to satisfy regulatory requirements totaling $244 million, none of which was utilized as of September 30, 2010. At December 31, 2009, these credit facilities totaled $232 million, none of which was utilized.

We require our customers and clearing members to pledge collateral and meet certain minimum financial standards to mitigate the risk if they become unable to satisfy their obligations. Total customer pledged collateral with NASDAQ OMX Commodities and NASDAQ OMX Stockholm was $6.2 billion at September 30, 2010 and $6.1 billion at December 31, 2009. This pledged collateral is held by a custodian bank. Since these funds are not held by NASDAQ OMX Commodities and NASDAQ OMX Stockholm and they are not available for our use, we do not receive any interest income on these funds. Customer pledged cash collateral held by NOCC, which was immaterial at September 30, 2010, is included in restricted cash with an offsetting liability included in other current liabilities in the Condensed Consolidated Balance Sheets, as the risks and rewards of collateral ownership, including interest income, belongs to NOCC. Clearing member pledged cash collateral held by IDCG was $8 million at September 30, 2010 and is included in non-current restricted cash with an offsetting liability included in other liabilities in the Condensed Consolidated Balance Sheets, as the risks and rewards of collateral ownership, including interest income, belongs to IDCG.

We believe that the potential for us to be required to make payments under these arrangements is mitigated through the pledged collateral and our risk management policies. Accordingly, no contingent liability is recorded in the Condensed Consolidated Balance Sheets for these arrangements.

Other Guarantees

We have provided other guarantees as of September 30, 2010 of $19 million, primarily related to obligations for our rental and leasing contracts. In addition, for certain Market Technology contracts, we have provided performance guarantees of $6 million related to the delivery of software technology and support services. We have received financial guarantees from various financial institutions to support the above guarantees. At December 31, 2009, the total of these guarantees was $35 million.

We have also provided a $25 million guarantee to our wholly-owned subsidiary, NOCC to cover losses associated with customer defaults, net of any collateral posted against such losses.

We believe that the potential for us to be required to make payments under these arrangements is unlikely. Accordingly, no contingent liability is recorded in the Condensed Consolidated Balance Sheets for the above guarantees.

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

The NASDAQ OMX Group, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

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

Through our Market Technology segment, we provide technology solutions for trading, clearing and settlement, and information dissemination, and also offer facility management integration and advisory services. With our recent acquisition of SMARTS, we also provide market surveillance solutions to exchanges, regulators and brokers.

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

The following table presents certain information regarding these operating segments for the three and nine months ended September 30, 2010 and 2009:

	Market Services	Issuer Services	Market Technology	Corporate Items and Eliminations	Consolidated
	(in millions)
Three months ended September 30, 2010
Total revenues	$628	$85	$38	$—	$751
Cost of revenues	(379)	—	—	—	(379)

Revenues less liquidity rebates, brokerage, clearance and exchange fees	249	85	38	—	372

Income before income taxes	$111	$30	$1	$1	$143

Three months ended September 30, 2009
Total revenues	$692	$82	$36	$—	$810
Cost of revenues	(461)	—	—	—	(461)

Revenues less liquidity rebates, brokerage, clearance and exchange fees	231	82	36	—	349

Income (loss) before income taxes (1)	$85	$28	$(3)	$(26)	$84

Nine months ended September 30, 2010
Total revenues	$2,029	$255	$106	$1	$2,391
Cost of revenues	(1,270)	—	—	—	(1,270)

Revenues less liquidity rebates, brokerage, clearance and exchange fees	759	255	106	1	1,121

Income (loss) before income taxes (2)	$335	$90	$5	$(52)	$378

The NASDAQ OMX Group, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

	Market Services	Issuer Services	Market Technology	Corporate Items and Eliminations	Consolidated
	(in millions)
Nine months ended September 30, 2009
Total revenues	$2,247	$246	$100	$1	$2,594
Cost of revenues	(1,510)	—	—	—	(1,510)

Revenues less liquidity rebates, brokerage, clearance and exchange fees	737	246	100	1	1,084

Income (loss) before income taxes (3)	$312	$77	$5	$(54)	$340

(1)

For the three months ended September 30, 2009, corporate items and eliminations include debt conversion expense of $25 million related to an inducement for the conversion of our 3.75% convertible notes completed in September 2009.

(2)

For the nine months ended September 30, 2010, corporate items and eliminations include charges of $40 million related to the repayment of our senior secured credit facilities in place as of December 31, 2009 and $11 million related to loss on divestiture of businesses as a result of our decision to close the businesses of both NEURO ($6 million) and Agora-X ($5 million). See “Senior Unsecured Notes, Credit Facility and Repayment of Our Senior Secured Credit Facilities in Place as of December 31, 2009,” of Note 8, “Debt Obligations,” for further discussion of the charges related to the repayment of our senior secured credit facilities.

(3)

For the nine months ended September 30, 2009, corporate items and eliminations include charges of $25 million of debt conversion expense related to an inducement for the conversion of our 3.75% convertible notes completed in September 2009, $19 million related to the loss on the sale of our 25.25% share capital in Orc and $5 million related to the loss on the sale of an available-for-sale investment in Oslo, which was acquired as part of our business combination with OMX AB.

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

Financial Highlights

The following summarizes significant changes in our financial performance for the three and nine months ended September 30, 2010 when compared with the same periods in 2009. In countries with currencies other than the U.S. dollar, revenues and expenses are translated using monthly average exchange rates. The following discussion of results of operations isolates the impact of year-over-year foreign currency fluctuations to better measure the comparability of operating results between periods. Operating results excluding the impact of foreign currency fluctuations are calculated by translating the current year’s results by the prior period’s exchange rates.

•

Revenues less liquidity rebates, brokerage, clearance and exchange fees increased $23 million, or 6.6%, to $372 million in the third quarter of 2010, compared with $349 million in the same period in 2009, reflecting an operational increase in revenues of $25 million, partially offset by a negative impact from foreign exchange of $2 million. The increase in operational revenues primarily resulted from an increase in Market Services revenues less liquidity rebates, brokerage, clearance and exchange fees of $19 million. This operational increase in Market Services revenues was primarily due to:

•	an increase in U.S. cash equity trading revenues less liquidity rebates, brokerage, clearance and exchange fees of $19 million;

•	an increase in European derivative trading and clearing revenues of $6 million; and

•	an increase in access services revenues of $7 million, partially offset by;

•	a decrease in broker service revenues of $5 million;

•	a decrease in market data revenues of $3 million; and

•	a decrease in other market services revenues of $2 million.

•

Revenues less liquidity rebates, brokerage, clearance and exchange fees increased $37 million, or 3.4%, to $1,121 million in the first nine months of 2010, compared with $1,084 million in the same period in 2009, reflecting an operational increase in revenues of $21 million and a favorable impact from foreign exchange of $16 million. The increase in operational revenues was primarily due to:

•	an increase in access services revenues of $22 million;

•	an increase in total derivative trading and clearing revenues less liquidity rebates, brokerage, clearance and exchange fees of $21 million; and

•	an increase in global index group revenues of $6 million, partially offset by;

•	a decrease in broker service revenues of $16 million;

•	a decrease in market data revenues of $8 million; and

•	a decrease in other market services revenues of $5 million.

•

Operating expenses decreased $11 million, or 5.0%, to $207 million in the third quarter of 2010, compared with $218 million for the same period in 2009 primarily due to a decrease in general, administrative and other expense as a result of asset retirements in the third quarter of 2009 related to obsolete technology assets.

•

Operating expenses increased $36 million, or 5.7%, to $665 million in the first nine months of 2010, compared with $629 million for the same period in 2009, reflecting an increase in operating expenses of $23 million and an unfavorable impact from foreign exchange of $13 million. The increase in operating expenses was primarily due to an increase in general, administrative and other expense as a result of a pre-tax charge of $40 million incurred in January 2010 as a result of the repayment of our senior secured credit facilities in place as of December 31, 2009, partially offset by asset retirements in the third quarter of 2009 related to obsolete technology assets.

•

Loss on divestiture of businesses was $11 million for the first nine months of 2010. This charge was due to our decision to close the businesses of both NEURO and Agora-X during the second quarter of 2010.

•

Income (loss) from unconsolidated investees, net was net income of $2 million for the first nine months of 2010, compared with a net loss of $20 million for the first nine months of 2009. The net loss for the first nine months of 2009 was primarily due to a $19 million loss recorded in May 2009 related to the sale of our share capital in Orc.

•

Debt conversion expense was $25 million for the third quarter and first nine months of 2009 and was related to the conversion of most of our 3.75% convertible notes into common stock. The $25 million expense included a cash inducement of $9 million, the then present value of series A convertible preferred stock issued totaling $15 million, and debt issuance and other costs of $1 million.

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

•	The emergence of new market participants seeing opportunities in the recovering global economy;

•	The steady optimism of our technology customers about the outlook for capital markets and economic stability;

•	Continuing pressure in transaction fee pricing due to intense competition in the U.S. and Europe;

•	Competition for listings and trading related to pricing, product features and service offerings;

•	Regulatory changes imposed upon certain types of instruments, transactions, or capital market participants; and

•	Technological advancements and members’ demand for speed, efficiency, and reliability.

Currently our business drivers are characterized by renewed uncertainty in investors’ outlook for financial institutions, sovereign debt and global economic growth, increased levels of market volatility, the enactment and implementation of new legislative and regulatory initiatives, and the continued rapid evolution and deployment of new technology in the financial services industry. The business environment that influenced our financial performance for the third quarter of 2010 may be characterized as follows:

•

A seasonal decline in the pace of new equity issuance relative to the second quarter of 2010 in the U.S. with 40 IPOs across all U.S. exchanges and 17 new IPOs on The NASDAQ Stock Market. IPO activity remained weak in the Nordics with one IPO on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic;

•	Matched share volume for all NASDAQ OMX U.S. markets decreased 18% relative to the third quarter of 2009 driven by a significant decline in overall U.S. volume;

•

A 40% increase relative to the third quarter of 2009 in the number of equity transactions on our Nordic and Baltic exchanges driven by increased levels of participant trading as participants increasingly adopt algorithmic trading;

•

A 7% decrease relative to the third quarter of 2009 in the value of equity transactions on our Nordic and Baltic exchanges resulting from decreased volume levels that more than offset higher 12-month equity valuations;

•

Growth of 33% experienced by our Nordic and Baltic exchanges relative to the third quarter of 2009 in the number of traded equity and fixed-income contracts (excluding EDX London Limited, or EDX, and Eurex) driven by an increase in the number of derivative exchange members and increased market share in competitively listed products;

•	Growth of 14% relative to the third quarter of 2009 in the number of cleared derivatives contracts in fixed-income related products on our Nordic and Baltic exchanges;

•	Intense competition among U.S. exchanges for both equity trading volume and listings, and strong competition between multilateral trading facilities and exchanges in Europe for equity trading volume;

•	Globalization of exchanges, customers and competitors extending the competitive horizon beyond national markets; and

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Market Services
Cash Equity Trading
NASDAQ securities
Average daily share volume (in billions)	2.02	2.25	2.29	2.30
Matched market share executed on NASDAQ	29.0%	30.4%	29.0%	33.6%
Matched market share executed on NASDAQ OMX BX	2.5%	2.0%	3.2%	1.0%
Market share reported to the FINRA/NASDAQ Trade Reporting Facility (1)	30.4%	39.3%	36.3%	36.1%
Total market share (2)	61.9%	71.8%	68.4%	70.7%
NYSE securities
Average daily share volume (in billions)	4.24	5.53	5.01	5.96
Matched market share executed on NASDAQ	13.8%	14.1%	14.3%	15.8%
Matched market share executed on NASDAQ OMX BX	3.5%	3.1%	4.0%	1.3%
Market share reported to the FINRA/NASDAQ Trade Reporting Facility (1)	27.0%	35.4%	31.6%	31.8%
Total market share (2)	44.3%	52.6%	50.0%	48.9%
NYSE Amex and regional securities
Average daily share volume (in billions)	1.29	1.53	1.53	2.04
Matched market share executed on NASDAQ	21.0%	22.2%	21.5%	24.6%
Matched market share executed on NASDAQ OMX BX	3.3%	2.1%	3.1%	1.2%
Market share reported to the FINRA/NASDAQ Trade Reporting Facility (1)	25.1%	34.4%	29.3%	31.9%
Total market share (2)	49.4%	58.6%	53.9%	57.6%
Total U.S.-listed equities
Average daily share volume (in billions)	7.55	9.31	8.83	10.30
Matched share volume (in billions)	107.8	131.4	381.9	440.5
Matched market share executed on NASDAQ	19.1%	19.4%	19.3%	21.5%
Matched market share executed on NASDAQ OMX BX	3.2%	2.7%	3.6%	1.2%
NASDAQ OMX Nordic and NASDAQ OMX Baltic
Average daily number of equity trades	263,965	189,002	288,248	21,004
Average daily value of shares traded (in billions)	$2.8	$3.0	$3.4	$3.1
Derivative Trading and Clearing
U.S. Equity Options
Average daily volume (in millions)	12.5	13.2	14.1	13.5
NASDAQ OMX PHLX matched market share	23.7%	17.0%	22.2%	17.4%
The NASDAQ Options Market matched market share	5.1%	3.2%	3.6%	3.1%
NASDAQ OMX Nordic and NASDAQ OMX Baltic
Average Daily Volume:
Equity option and fixed-income contracts	398,014	298,849	425,906	317,958
Nordic equity option contracts traded on EDX (3)	—	87,636	—	110,076
Finnish option contracts traded on Eurex	124,553	65,779	123,456	74,272
NASDAQ OMX Commodities
Clearing Turnover:
Power contracts (TWh) (4)	385	473	1,575	1,559
Carbon contracts (1000 tCO2) (4)	3,219	13,534	24,655	33,671
Issuer Services
Initial public offerings
NASDAQ	17	12	55	15
Exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic	1	—	8	—
New listings
NASDAQ (5)	41	33	141	67
Exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic	4	2	16	9
Number of listed companies
NASDAQ (6)	2,805	2,863	2,805	2,863
Exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic (7)	780	800	780	800

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Market Technology
Order intake (in millions) (8)	$27	$37	$89	$56
Total order value (in millions) (9)	$446	$318	$446	$318

(1)	Transactions reported to the FINRA/NASDAQ Trade Reporting Facility.
(2)	Includes transactions executed on both NASDAQ’s and NASDAQ OMX BX’s systems plus trades reported through the FINRA/NASDAQ Trade Reporting Facility.
(3)	In December 2009, derivative volume was transferred to NASDAQ OMX from EDX.
(4)	Transactions executed on Nord Pool and reported for clearing to NASDAQ OMX Commodities measured by Terawatt hours (TWh) and one thousand metric tons of carbon dioxide (1000 tCO2).
(5)	New listings include IPOs, including those completed on a best efforts basis, issuers that switched from other listing venues, closed-end funds and separately listed ETFs.
(6)	Number of listed companies for NASDAQ at period end, including separately listed ETFs.
(7)	Represents companies listed on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic and companies on the alternative markets, NASDAQ OMX First North, at period end.
(8)	Total contract value of orders signed.
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

•

The Market Technology segment provides technology solutions for trading, clearing and settlement, and information dissemination, and also offers facility management integration and advisory services. With our recent acquisition of SMARTS, we also provide market surveillance solutions to exchanges, regulators and brokers.

Our management allocates resources, assesses performance and manages these businesses as three separate segments. See Note 16, “Segments,” to the condensed consolidated financial statements for further discussion.

Segment Operating Results

Of our total third quarter 2010 revenues less liquidity rebates, brokerage, clearance and exchange fees of $372 million, 66.9% was from our Market Services segment, 22.9% was from our Issuer Services segment and 10.2% was from our Market Technology segment. Of our total third quarter 2009 revenues less liquidity rebates, brokerage, clearance and exchange fees of $349 million, 66.2% was from our Market Services segment, 23.5% was from our Issuer Services segment and 10.3% was from our Market Technology segment.

Of our total first nine months of 2010 revenues less liquidity rebates, brokerage, clearance and exchange fees of $1,121 million, 67.7% was from our Market Services segment, 22.7% was from our Issuer Services segment, 9.5% was from our Market Technology segment and 0.1% related to other revenues. Of our total first nine months of 2009 revenues less liquidity rebates, brokerage, clearance and exchange fees of $1,084 million, 68.0% was from our Market Services segment, 22.7% was from our Issuer Services segment, 9.2% was from our Market Technology segment and 0.1% related to other revenues.

The following table shows our total revenues, cost of revenues and revenues less liquidity rebates, brokerage, clearance and exchange fees by segment:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2010	2009		2010	2009
	(in millions)			(in millions)
Market Services	$628	$692	(9.2)%	$2,029	$2,247	(9.7)%
Cost of revenues	(379)	(461)	(17.8)%	(1,270)	(1,510)	(15.9)%

Market Services revenues less liquidity rebates, brokerage, clearance and exchange fees	249	231	7.8%	759	737	3.0%
Issuer Services	85	82	3.7%	255	246	3.7%
Market Technology	38	36	5.6%	106	100	6.0%
Other	—	—	—	1	1	—

Total revenues less liquidity rebates, brokerage, clearance and exchange fees	$372	$349	6.6%	$1,121	$1,084	3.4%

MARKET SERVICES

The following table shows total revenues less liquidity rebates, brokerage, clearance and exchange fees from our Market Services segment:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2010	2009		2010	2009
	(in millions)
Transaction Services
Cash Equity Trading Revenues:
U.S. cash equity trading (1)	$362	$461	(21.5)%	$1,247	$1,563	(20.2)%
Cost of revenues:
Liquidity rebates	(242)	(310)	(21.9)%	(852)	(1,108)	(23.1)%
Brokerage, clearance and exchange fees (1)	(78)	(127)	(38.6)%	(267)	(335)	(20.3)%

Total U.S. cash equity cost of revenues	(320)	(437)	(26.8)%	(1,119)	(1,443)	(22.5)%

U.S. cash equity trading revenues less liquidity rebates, brokerage, clearance and exchange fees	42	24	75.0%	128	120	6.7%
European cash equity trading	21	24	(12.5)%	67	73	(8.2)%

Total cash equity trading revenues less liquidity rebates, brokerage, clearance and exchange fees	63	48	31.3%	195	193	1.0%

Derivative Trading and Clearing Revenues:
U.S. derivative trading and clearing (2)	93	58	60.3%	259	171	51.5%
Cost of revenues:
Liquidity rebates	(55)	(19)	#	(138)	(59)	#
Brokerage, clearance and exchange fees (2)	(4)	(5)	(20.0)%	(13)	(8)	62.5%

Total U.S. derivative trading and clearing cost of revenues	(59)	(24)	#	(151)	(67)	#

U.S. derivative trading and clearing revenues less liquidity rebates, brokerage, clearance and exchange fees	34	34	—	108	104	3.8%

European derivative trading and clearing	26	20	30.0%	82	61	34.4%

Total derivative trading and clearing revenues less liquidity rebates, brokerage, clearance and exchange fees	60	54	11.1%	190	165	15.2%

Access Services Revenues	45	38	18.4%	125	103	21.4%

Total Transaction Services revenues less liquidity rebates, brokerage, clearance and exchange fees	168	140	20.0%	510	461	10.6%

Market Data
Net U.S. tape plans	28	31	(9.7)%	89	95	(6.3)%
U.S. market data products	32	29	10.3%	94	89	5.6%
European market data products	16	19	(15.8)%	52	58	(10.3)%

Total Market Data revenues	76	79	(3.8)%	235	242	(2.9)%

Broker Services	4	9	(55.6)%	11	26	(57.7)%
Other Market Services	1	3	(66.7)%	3	8	(62.5)%

Total Market Services revenues less liquidity rebates, brokerage, clearance and exchange fees	$249	$231	7.8%	$759	$737	3.0%

#	Denotes a variance equal to or greater than 100.0%.
(1)

Includes Section 31 fees of $60 million in the third quarter of 2010, $94 million in the third quarter of 2009, $195 million in the first nine months of 2010 and $211 million in the first nine months of 2009. Section 31 fees are recorded as U.S. cash equity trading revenues with a corresponding amount recorded in cost of revenues.

(2)

Includes Section 31 fees of $4 million in both the third quarter of 2010 and 2009, $11 million in the first nine months of 2010 and $7 million in the first nine months of 2009. Section 31 fees are recorded as U.S. derivative trading and clearing revenues with a corresponding amount recorded in cost of revenues.

Transaction Services

Transaction Services revenues less liquidity rebates, brokerage, clearance and exchange fees increased in the third quarter of 2010 compared with the same period in 2009, primarily due to increases in U.S. cash equity trading revenues less liquidity rebates, brokerage, clearance and exchange fees, European derivative trading and clearing revenues and access services revenues.

Transaction Services revenues less liquidity rebates, brokerage, clearance and exchange fees increased in first nine months of 2010 compared with the same period in 2009, primarily due to increases in derivative trading and clearing revenues less liquidity rebates, brokerage, clearance and exchange fees and access services revenues.

U.S. Cash Equity Trading Revenues

U.S. cash equity trading revenues less liquidity rebates, brokerage, clearance and exchange fees increased in both the third quarter and first nine months of 2010 compared with the same periods in 2009 primarily due to modified rates and higher matched market share of U.S. cash equity trading, partially offset by lower industry volumes.

U.S. cash equity trading revenues decreased in both the third quarter and first nine months of 2010 compared with the same periods in 2009 primarily due to declines in matched share volume on NASDAQ’s trading system from lower industry volumes and a decrease in Section 31 pass-through fee revenues charged by us to our customers.

As discussed above, we record Section 31 fees as U.S. cash equity trading revenues with a corresponding amount recorded as cost of revenues. We are assessed these fees from the SEC and pass them through to our customers in the form of incremental fees. Pass-through fees can increase or decrease due to rate changes by the SEC, our percentage of the overall industry volumes processed on our systems, and differences in actual dollar value of the shares traded. Since the amount recorded in revenues is equal to the amount recorded in cost of revenues, there is no impact on our revenues less liquidity rebates, brokerage, clearance and exchange fees. Section 31 fees were $60 million in the third quarter of 2010 and $195 million in the first nine months of 2010 compared with $94 million in the third quarter of 2009 and $211 million in the first nine months of 2009. The decrease in the third quarter of 2010 compared to the same period in 2009 is primarily due to lower Section 31 fee rates. The decrease in the first nine months of 2010 compared with the same period in 2009 is primarily due to lower Section 31 fee rates and lower dollar value traded on NASDAQ and NASDAQ OMX BX’s trading systems.

Liquidity rebates, in which we credit a portion of the per share execution charge to the market participant that provides the liquidity, decreased in both the third quarter and first nine months of 2010 compared with the same periods in 2009 primarily due to declines in matched share volume on NASDAQ’s trading system from lower industry volumes, partially offset by higher matched market share of U.S. cash equity trading.

Brokerage, clearance and exchange fees decreased in both the third quarter and first nine months of 2010 compared with the same periods in 2009 primarily due to a decrease in Section 31 pass-through fees, lower routing costs, a decrease in the amount of volume routed by NASDAQ and lower industry volumes.

European Cash Equity Trading Revenues

European cash equity trading revenues include trading revenues from equity products traded on the exchanges that comprise NASDAQ OMX Nordic, NASDAQ OMX Baltic and NEURO (for periods prior to closing our NEURO business). European cash equity trading revenues decreased in both the third quarter and first nine months of 2010 compared with the same periods in 2009. The decrease in the third quarter of 2010 was primarily due to revised trading fees introduced in the first quarter of 2010 and in the fourth quarter of 2009 and an unfavorable impact from foreign exchange of $1 million, partially offset by an increase in trading activity. The decrease in the first nine months of 2010 was also primarily due to revised trading fees introduced in the first quarter of 2010 and in the fourth quarter of 2009, partially offset by an increase in trading activity and a favorable impact from foreign exchange of $2 million.

U.S. Derivative Trading and Clearing Revenues

U.S. derivative trading and clearing revenues less liquidity rebates, brokerage, clearance and exchange fees were flat in the third quarter of 2010 and increased in the first nine months of 2010 when compared with the same periods in 2009. In the third quarter of 2010, increases in volumes traded and market share were offset by a decline in the average net fees for traded contracts. The increase in the first nine months of 2010 was also primarily due to increases in volumes traded and market share, partially offset by lower average net fees for traded contracts.

U.S. derivative trading and clearing revenues increased in both the third quarter and first nine months of 2010 compared with the same periods in 2009 primarily due to increases in volumes traded and market share, partially offset by lower average net fees for traded contracts.

Similar to U.S. cash equity trading, Section 31 fees are recorded as U.S. derivative trading and clearing revenues with a corresponding amount recorded as cost of revenues. We are assessed these fees from the SEC and pass them through to our customers in the form of incremental fees. Since the amount recorded in revenues is equal to the amount recorded in cost of revenues, there is no impact on our revenues less liquidity rebates, brokerage, clearance and exchange fees. Section 31 fees were $4 million in the third quarter of 2010 and $11 million in the first nine months of 2010 compared with $4 million in the third quarter of 2009 and $7 million in the first nine months of 2009. The increase in Section 31 fees in the first nine months of 2010 was due to higher volumes traded.

Liquidity rebates, in which we credit a portion of the per share execution charge to the market participant that provides the liquidity, increased in the third quarter and first nine months of 2010 compared with the same periods in 2009 primarily due to a revised fee structure implemented in the first quarter of 2010 along with higher volumes traded and an increase in market share.

Brokerage, clearance and exchange fees decreased slightly in the third quarter of 2010 and increased in the first nine months of 2010 compared with the same periods in 2009. The increase in the first nine months of 2010 was primarily due to an increase in Section 31 pass-through fees.

European Derivative Trading and Clearing Revenues

European derivative trading and clearing revenues include trading and clearing revenues from derivative products traded on NASDAQ OMX Stockholm and NASDAQ OMX Copenhagen and also include revenues from NASDAQ OMX Commodities. European derivative trading and clearing revenues increased in both the third quarter and first nine months of 2010 compared with the same periods in 2009, primarily due to higher trading and clearing revenues for energy contracts, options and futures contracts and fixed income products. Also contributing to the increase in the first nine months of 2010 was a favorable impact from foreign exchange of $5 million.

European derivative trading and clearing revenues include:

•

trading and clearing revenues for energy and carbon products of $9 million in the third quarter of 2010 and $29 million in the first nine months of 2010 compared with $8 million in the third quarter of 2009 and $25 million in the first nine months of 2009. Beginning in May 2010, trading and clearing revenues for energy and carbon products include revenues from Nord Pool;

•

trading and clearing revenues for options and futures contracts of $11 million in the third quarter of 2010 and $36 million in the first nine months of 2010 compared with $7 million in the third quarter of 2009 and $24 million in the first nine months of 2009;

•

trading and clearing revenues from fixed income products of $5 million in the third quarter of 2010 and $12 million in the first nine months of 2010 compared with $4 million in the third quarter of 2009 and $10 million in the first nine months of 2009; and

•

other revenues and fees of $1 million in the third quarter of 2010 and $5 million in the first nine months of 2010 compared to $1 million in the third quarter of 2009 and $2 million in the first nine months of 2009, which are primarily due to the provision of trading and clearing operations to a Dutch trading platform called The Order Machine.

Access Services Revenues

Access services revenues increased in both the third quarter and first nine months of 2010 compared with the same periods in 2009 primarily due to revised fees for access services and increased demand for co-location services.

Market Data

Market Data revenues decreased in both the third quarter and first nine months of 2010 compared with the same periods in 2009 primarily due to decreases in European market data products and net U.S. tape plans revenues partially offset by an increase in U.S. market data products revenues.

The decline in net U.S. tape plans revenues in both the third quarter and first nine months of 2010 compared to the same periods in 2009 was primarily due to declines in NASDAQ’s trading and quoting market share of U.S. equities, as calculated under the SEC-mandated market data revenue quoting and trading formula, and reductions in the size of the tape plan revenue pools mainly driven by declines in subscriber populations.

The increase in U.S. market data products revenues in both the third quarter and first nine months of 2010 compared to the same periods in 2009 was primarily due to growth of new products such as BX TotalView, options data feeds and mutual fund products.

The decrease in European market data products revenues in both the third quarter and first nine months of 2010 compared to the same periods in 2009 was primarily due to declines in subscriber populations, discontinued products and lower audit revenues. The decrease in the third quarter of 2010 also included an unfavorable impact from foreign exchange of $1 million. The decrease in the first nine months of 2010 was partially offset by a favorable impact from foreign exchange of $1 million.

Broker Services

Broker Services revenues decreased in the both third quarter and first nine months of 2010 compared with the same periods in 2009 primarily due to the sale of our Broker Services operations in the United Kingdom in November 2009.

ISSUER SERVICES

The following table shows revenues from our Issuer Services segment:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2010	2009		2010	2009
	(in millions)			(in millions)
Global Listing Services:
Annual renewal fees	$29	$29	—	$84	$87	(3.4)%
Listing of additional shares fees	10	9	11.1%	29	28	3.6%
Initial listing fees	4	5	(20.0)%	14	15	(6.7)%

Total U.S. listing fees	43	43	—	127	130	(2.3)%
European listing fees	12	11	9.1%	37	33	12.1%
Corporate services	18	18	—	56	54	3.7%

Total Global Listing Services	73	72	1.4%	220	217	1.4%
Global Index Group	12	10	20.0%	35	29	20.7%

Total Issuer Services revenues	$85	$82	3.7%	$255	$246	3.7%

Global Listing Services

U.S. Listing Services Revenues

Annual renewal fees remained flat in the third quarter of 2010 and decreased in the first nine months of 2010 compared with the same periods in 2009. The decrease in the first nine months was primarily due to a decrease in the number of listed companies on The NASDAQ Stock Market. The number of companies listed on The NASDAQ Stock Market on January 1, 2010 was 2,852, compared to 3,023 on January 1, 2009, the date on which listed companies were billed their annual fees. The decrease in the number of listed companies was due to 302 delistings from The NASDAQ Stock Market in 2009, partially offset by 131 new listings. The number of listed companies as of January 1, 2010 and 2009 includes separately listed ETFs. Annual renewal fees are recognized ratably over a 12-month period.

Listing of additional shares fees increased slightly in the third quarter and first nine months of 2010 compared with the same periods in 2009. Listing of additional shares fees are amortized on a straight-line basis over an estimated service period of four years.

Initial listing fees decreased slightly in the third quarter and first nine months of 2010 compared with the same periods in 2009. There were 41 new listings, including 17 IPOs, during the third quarter of 2010 and 141 new listings, including 55 IPOs, during the first nine months of 2010 compared with 33 new listings, including 12 IPOs, during the third quarter of 2009 and 67 new listings, including 15 IPOs, during the first nine months of 2009. The increase in new listings during 2010 will impact future revenues as these fees are amortized on a straight-line basis over an estimated service period of six years.

European Listing Services Revenues

European Listing Services revenues increased in the third quarter and first nine months of 2010 compared with the same periods in 2009 primarily due to an increase in the market capitalization of Nordic issuers. Also contributing to the increase in the first nine months of 2010 was a favorable impact from foreign exchange of $1 million. Partially offsetting these increases was a decrease in revenues due to a decrease in the number of listed companies from 800 as of September 30, 2009 to 780 as of September 30, 2010. These revenues are recognized ratably over a 12-month period.

Corporate Services Revenues

Corporate Services revenues remained flat in the third quarter of 2010 and increased in the first nine months of 2010 compared with the same periods in 2009. The increase in the first nine months of 2010 was primarily due to expanding customer utilization of the services and products of Directors Desk, Shareholder.com, and GlobeNewswire, partially offset by the decrease in revenues from the sale of substantially all of our Carpenter Moore business.

Global Index Group Revenues

Global Index Group revenues increased in the third quarter and first nine months of 2010 compared with the same periods in 2009 primarily due to an increase in underlying assets associated with NASDAQ OMX-licensed ETFs and other financial products. The Global Index Group has also seen growth in the number of products licensed and an increase in volume for licensed derivative products.

MARKET TECHNOLOGY

The following table shows the revenues from our Market Technology segment:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2010	2009		2010	2009
	(in millions)			(in millions)
Market Technology:
License, support and project revenues	$30	$28	7.1%	$84	$77	9.1%
Facility management services	5	7	(28.6)%	17	20	(15.0)%
Other revenues	3	1	#	5	3	66.7%

Total Market Technology revenues	$38	$36	5.6%	$106	$100	6.0%

#	Denotes a variance greater than 100.0%.

License, support and project revenues increased in the third quarter and first nine months of 2010 compared with the same periods in 2009 primarily due to revenues resulting from our recent acquisition of SMARTS in August 2010. In addition, the increase in the first nine months of 2010 was due to a favorable impact from foreign exchange of $5 million, as well as new license and support clients and increased deliveries of market technology contracts during the first quarter of 2010.

Facility management services decreased in the third quarter and first nine months of 2010 compared with the same periods in 2009 primarily due to the loss of customers towards the end of 2009 and in the third quarter of 2010, partially offset by a favorable impact from foreign exchange of $1 million in the first nine months of 2010.

Other revenues increased in the third quarter and first nine months of 2010 compared with the same periods in 2009 primarily due to broker surveillance revenues resulting from our recent acquisition of SMARTS in August 2010. These revenues, which are subscription based, are recognized on a monthly basis.

As of September 30, 2010, total order value, which represents the total contract value of orders signed that are yet to be recognized as revenues, was $446 million. Market Technology deferred revenue of $138 million, which is included in this amount, represents cash payments received that are yet to be recognized as revenue for these signed orders. See Note 7, “Deferred Revenue,” to the condensed consolidated financial statements for further discussion. The recognition and timing of these revenues depends on many factors, including those that are not within our control. As such, the following table of Market Technology revenues to be recognized in the future represents our best estimate:

Total Order Value
(in millions)
Fiscal year ended:
2010 (1)	$32
2011	118
2012	100
2013	71
2014	53
2015 and thereafter	72

$446

(1)	Represent revenues that are anticipated to be recognized over the remaining three months of 2010.

Expenses

Operating Expenses

The following table shows our operating expenses:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2010	2009		2010	2009
	(in millions)			(in millions)
Compensation and benefits	$102	$100	2.0%	$305	$302	1.0%
Marketing and advertising	5	3	66.7%	14	7	#
Depreciation and amortization	25	27	(7.4)%	75	78	(3.8)%
Professional and contract services	18	20	(10.0)%	57	57	—
Computer operations and data communications	13	14	(7.1)%	43	42	2.4%
Occupancy	23	19	21.1%	66	54	22.2%
Regulatory	9	10	(10.0)%	26	29	(10.3)%
Merger and strategic initiatives	1	5	(80.0)%	2	16	(87.5)%
General, administrative and other	11	20	(45.0)%	77	44	75.0%

Total operating expenses	$207	$218	(5.0)%	$665	$629	5.7%

#	Denotes a variance equal to or greater than 100.0%.

Total operating expenses decreased $11 million in the third quarter of 2010 compared to the same period in 2009 primarily due to a decrease in general, administrative and other expense as a result of asset retirements in the third quarter of 2009 related to obsolete technology assets. Total operating expenses increased $36 million in the first nine months of 2010 compared to the same period in 2009, reflecting an increase in operating expenses of $23 million in the first nine months of 2010 and an unfavorable impact from foreign exchange of $13 million. The increase in operating expenses of $23 million was primarily due to an increase in general, administrative and other expense for charges incurred in connection with the January 2010 repayment of our senior secured credit facilities in place as of December 31, 2009, partially offset by asset retirements in the third quarter of 2009 related to obsolete technology assets.

Compensation and benefits expense increased in the third quarter and first nine months of 2010 compared with the same periods in 2009. The increase in compensation and benefits expense in the third quarter of 2010 was primarily due to higher compensation expenses reflecting stronger financial performance, partially offset by a decline in headcount. The increase in compensation and benefits expense in the first nine months of 2010 was primarily due to an unfavorable impact from foreign exchange of $6 million and higher compensation expenses reflecting stronger financial performance, partially offset by a decline in headcount. Headcount, including staff employed at consolidated entities where we have a controlling financial interest, decreased to 2,280 employees at September 30, 2010 compared with 2,450 employees at September 30, 2009. The decrease in headcount was primarily due to the sale of substantially all of our Carpenter Moore business and our Broker Services operations in the United Kingdom in the fourth quarter of 2009, as well as a reduction in staffing needs driven by successful integration efforts associated with our acquisition of PHLX. The SMARTS acquisition partially offset the decline in headcount.

Marketing and advertising expense increased in the third quarter and first nine months of 2010 compared with the same periods in 2009 primarily due to production and media costs of a television advertisement campaign in the third quarter of 2010, as well as increased advertising for new issuers.

Depreciation and amortization expense decreased in the third quarter and first nine months of 2010 compared with the same periods in 2009 primarily due to the full amortization of a technology intangible asset in January 2010. The decrease in the first nine months of 2010 was partially offset by an unfavorable impact from foreign currency of $2 million.

Professional and contract services expense decreased in the third quarter of 2010 and remained flat in the first nine months of 2010 compared with the same periods in 2009. The decrease in the third quarter of 2010 was primarily due to a reduction in the use of consultants in the third quarter of 2010.

Occupancy expense increased in the third quarter and first nine months of 2010 compared with the same periods in 2009 primarily due to an increase in co-location rent related to the build-out of our data centers.

Regulatory expense decreased in the third quarter and first nine months of 2010 compared with the same periods in 2009 primarily due to lower regulatory fees for services provided by FINRA. FINRA provides regulatory services to The NASDAQ Stock Market, The NASDAQ Options Market, NASDAQ OMX PHLX, NASDAQ OMX PSX and the markets operated and regulated by NASDAQ OMX BX, including the regulation of trading activity and surveillance and investigative functions.

Merger and strategic initiatives expense was $1 million in the third quarter of 2010 and $2 million in the first nine months of 2010 compared with $5 million in the third quarter of 2009 and $16 million in the first nine months of 2009. The costs in the third quarter of 2009 primarily related to sales and use tax exposures which existed on previous acquisitions. In addition, merger and strategic initiatives expense for the first nine months of 2009 included costs that were directly attributable to the business combination with OMX AB and the acquisition of PHLX, but did not qualify as purchase accounting adjustments. These costs primarily included consulting and legal costs related to our integration of OMX AB and PHLX.

General, administrative and other expense decreased in the third quarter of 2010 and increased in the first nine months of 2010 compared with the same periods in 2009. The decrease in the third quarter of 2010 was primarily due to asset retirements of $10 million in the third quarter of 2009 related to obsolete technology assets. The increase in the first nine months of 2010 was primarily due to charges incurred related to the repayment of our senior secured credit facilities in place as of December 31, 2009. In January 2010, we recorded a pre-tax charge of $40 million, which included the write-off of the remaining unamortized balance of debt issuance costs incurred in conjunction with our senior secured credit facilities in place as of December 31, 2009 of $28 million, costs to terminate our float-to-fixed interest rate swaps previously designated as a cash flow hedge of $9 million and other costs of $3 million. See “Senior Unsecured Notes, Credit Facility and Repayment of Our Senior Secured Credit Facilities in Place as of December 31, 2009,” of Note 8, “Debt Obligations,” for further discussion. Partially offsetting this increase were asset retirements of $10 million in the third quarter of 2009 related to obsolete technology assets, as discussed above.

Non-operating Income and Expenses

The following table presents our non-operating income and expenses:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2010	2009		2010	2009
	(in millions)			(in millions)
Interest income	$2	$3	(33.3)%	$7	$10	(30.0)%
Interest expense	(25)	(26)	(3.8)%	(76)	(77)	(1.3)%

Net interest expense	(23)	(23)	—	(69)	(67)	3.0%
Dividend and investment income	—	1	#	—	2	#
Loss on sale of investment security	—	—	—	—	(5)	#
Loss on divestiture of businesses	—	—	—	(11)	—	#
Income (loss) from unconsolidated investees, net	1	—	#	2	(20)	#
Debt conversion expense	—	(25)	#	—	(25)	#

Total non-operating expenses	$(22)	$(47)	(53.2)%	$(78)	$(115)	(32.2)%

#	Denotes a variance equal to or greater than 100.0%.

Interest Income

Interest income decreased in the third quarter and first nine months of 2010 compared with the same periods in 2009 primarily due to lower average interest rates earned on our short term investments included in cash and cash equivalents, as well as on financial investments, at fair value in our Condensed Consolidated Balance Sheets.

Interest Expense

Interest expense decreased slightly in the third quarter and first nine months of 2010 primarily due to lower average outstanding debt obligations in 2010 resulting from principal amortization payments made in 2009 and 2010 and repurchases of our debt during 2009, partially offset by higher average interest rates on our debt obligations.

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

Loss on Divestiture of Businesses

The loss on divestiture of businesses of $11 million in the first nine months of 2010 was due to our decision to close the businesses of both NEURO ($6 million) and Agora-X ($5 million) in the second quarter of 2010.

Income (Loss) from Unconsolidated Investees, net

Net income from unconsolidated investees of $1 million in the third quarter of 2010 and $2 million in the first nine months of 2010 was related to our share in the earnings and losses of our equity method investments. The net loss from unconsolidated investees in the first nine months of 2009 of $20 million was primarily due to a $19 million loss from the sale of our Orc shares. During the second quarter of 2009, we sold our shares in Orc, representing 25.25% of the share capital of Orc, to a group of Swedish and other international investors for $54 million in cash. As a result of the sale, we recognized a $19 million loss, which is net of costs directly related to the sale, primarily broker fees.

Debt Conversion Expense

In the third quarter of 2009, we recorded debt conversion expense of $25 million related to an inducement for conversion of most of the 3.75% convertible notes into common stock. The $25 million expense included a cash inducement of $9 million, the then present value of the series A convertible preferred stock issued of $15 million, and debt issuance and other costs of $1 million. See “3.75% Convertible Notes,” of Note 8, “Debt Obligations,” and “Preferred Stock,” of Note 12, “NASDAQ OMX Stockholders’ Equity,” to the condensed consolidated financial statements for further discussion.

Income Taxes

NASDAQ OMX’s income tax provision was $43 million in the third quarter of 2010 and $124 million in the first nine months of 2010 compared with $25 million in the third quarter of 2009 and $119 million in the first nine months of 2009. The overall effective tax rate was 30% in both the third quarter of 2010 and 2009. The overall effective tax rate was 33% in the first nine months of 2010 and 35% in the first nine months of 2009. The higher effective tax rate in 2009 when compared to 2010 was primarily due to losses on the sale of our equity method investment and an available-for-sale investment security, which are not deductible for tax purposes in the local jurisdiction where these investments were held.

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

NASDAQ OMX and its eligible subsidiaries file a consolidated U.S. federal income tax return, applicable state and local income tax returns and non-U.S. income tax returns. Federal income tax returns for years 2007-2009 are subject to examination by the Internal Revenue Service. Several state tax returns are currently under examination by the respective tax authorities for years 2000-2008 and we are subject to examination for 2009. Non-U.S. tax returns are subject to review by the respective tax authorities for years 2002-2009. In August 2010, we paid the state of California $2 million with respect to audits for years 1996-1998 and years 2000-

2006.

Since this amount was included in our unrecognized tax benefits as of June 30, 2010 and December 31, 2009, such payment does not affect our 2010 effective tax rate. The outcome of these audits did not have a material impact on our financial position or results of operations. We anticipate that the amount of unrecognized tax benefits at September 30, 2010 will decrease in the next twelve months as we expect to settle certain tax audits. The final outcome of such audits cannot yet be determined. We anticipate that such adjustments will not have a material impact on our financial position or results of operations.

In June 2009, NASDAQ OMX filed an application for an advance tax ruling with the Swedish Tax Council for Advance Tax Rulings. The application was filed to confirm whether certain interest expense is deductible for Swedish tax purposes under legislation that became effective on January 1, 2009. In June 2010, we received a favorable response from the Swedish Tax Council for Advance Tax Rulings in which all members of the Council agreed that such interest expense is deductible for Swedish tax purposes. The Swedish Tax Agency has recently appealed such ruling to the Swedish Supreme Administrative Court. We expect the Swedish Supreme Administrative Court to agree with the ruling from the Swedish Tax Council for Advance Tax Rulings. In the third quarter of 2010, we recorded a tax benefit of $5 million, or $0.02 per diluted share, related to this matter. Since January 1, 2009, we have recorded a tax benefit of $32 million, or $0.15 per diluted share, related to this matter.

Liquidity and Capital Resources

Overview

Global market and economic conditions appear to have rebounded from adverse levels experienced during 2009, and this recovery has reinvigorated financial markets. Many lenders and institutional investors have reestablished their lending practices and are now able to provide increased funding to borrowers, which has resulted in improved access to credit and positive liquidity growth. Our cost and availability of funding remains healthy and we expect to be positively impacted by continued improvements in the credit markets.

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

In the near term, we expect that our operations will provide sufficient cash to fund our operating expenses, capital expenditures, interest payments on our debt obligations and our share repurchase program. Working capital (calculated as current assets less current liabilities) was $513 million at September 30, 2010, compared with $570 million at December 31, 2009, a decrease of $57 million. As of September 30, 2010, our cash and cash equivalents of $336 million were primarily invested in money market funds. In the long-term, we may use both internally generated funds and external sources to satisfy our debt and other long-term liabilities.

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

Cash and Cash Equivalents and Changes in Cash Flows

Cash and cash equivalents include cash in banks and all non-restricted highly liquid investments with original maturities of three months or less at the time of purchase. Restricted cash, which was $53 million as of September 30, 2010 and $30 million as of December 31, 2009, is not available for general use by us due to regulatory and other requirements and is classified as restricted cash in the Condensed Consolidated Balance Sheets. As of September 30, 2010 and December 31, 2009, current restricted cash primarily includes cash held for regulatory purposes at NASDAQ OMX Nordic. In addition, as of September 30, 2010, restricted cash also includes cash held in customer margin accounts at IDCG. Non-current restricted cash was $106 million at September 30, 2010 and $80 million at December 31, 2009, an increase of $26 million. As of September 30, 2010, non-current restricted cash includes a deposit in the guaranty fund of IDCG of $81 million and our $25 million capital injection to NOCC to improve its liquidity position. As of December 31, 2009, non-current restricted cash includes a deposit in the guaranty fund of IDCG of $80 million. These amounts are classified as non-current restricted cash in the Condensed Consolidated Balance Sheets.

The following tables summarize our cash and cash equivalents and changes in cash flows:

	September 30, 2010	December 31, 2009	Percentage Change
	(in millions)
Cash and cash equivalents (1)	$336	$594	(43.4)%

(1)	Cash and cash equivalents exclude restricted cash and non-current restricted cash which is not available for general use by us due to regulatory and other requirements.

	Nine Months Ended September 30,		Percentage Change
	2010	2009
	(in millions)
Cash provided by operating activities	$257	$228	12.7%
Cash provided by (used in) investing activities	(79)	11	#
Cash used in financing activities	(430)	(332)	29.5%
Effect of exchange rate changes on cash and cash equivalents	(6)	30	#

#	Denotes a variance greater than or equal to 100.0%.

Cash and Cash Equivalents

Cash and cash equivalents decreased $258 million from December 31, 2009 primarily due to cash used in financing activities and investing activities, partially offset by cash provided by operating activities.

Changes in Cash Flows

Cash provided by operating activities

The following items impacted our cash provided by operating activities for the nine months ended September 30, 2010:

•	Net income of $254 million, plus:

•

Non-cash items of $154 million comprised primarily of $75 million of depreciation and amortization expense, $37 million for charges related to debt refinancing, which includes $28 million for the write-off of the remaining unamortized balance of debt issuance costs incurred in conjunction with our senior secured credit facilities in place as of December 31, 2009 and $9 million in costs to terminate our float-to-fixed interest rate swaps previously designated as a cash flow hedge, $25 million of share-based compensation expense, $11 million related to accretion of our 2.50% convertible senior notes, and $11 million for loss on divestiture of businesses.

•

Increase in other current liabilities of $55 million primarily reflecting an increase of $34 million in accrued taxes payable, an increase of $14 million in payables related to our NASDAQ OMX Commodities U.K. power business representing unsettled trades, and an increase of $8 million related to liabilities associated with customer cash margin accounts held at IDCG.

•	Increase in deferred revenue of $49 million mainly due to U.S. Global Listing Services’ annual billings.

Partially offset by a:

•	Decrease in section 31 fees payable to SEC of $118 million primarily due to the timing of payments, which are made twice a year in September and March, as well as lower fee rates.

•

Increase in other assets of $97 million primarily related to a prepaid expense for a data center lease of $34 million, an increase in non-current restricted cash related to a capital infusion made to NOCC of $25 million to improve its liquidity position, an increase of $23 million in current restricted cash which relates to cash held on customer margin accounts at IDCG as well as increases related to regulatory requirements within NASDAQ OMX Nordic, and an increase of $14 million related to receivables for unsettled trades within NASDAQ OMX Commodities related to our U.K. power business.

•	Decrease in accrued personnel costs of $21 million primarily due to the payment of the 2009 incentive compensation in the first quarter of 2010, partially offset by the 2010 accrual.

•

Decrease in other liabilities of $16 million primarily due to the settlement of our fixed-to-float interest rate swap previously designated as a cash flow hedge and decreases in our sub-lease reserves due to utilization for rent payments.

The following items impacted our cash provided by operating activities for the nine months ended September 30, 2009:

•	Net income of $221 million, plus:

•

Non-cash items of $172 million comprised primarily of depreciation and amortization expense of $78 million, share-based compensation expense of $25 million, debt conversion expense of $25 million, loss from unconsolidated investees, net of $20 million, asset retirement charges of $11 million and accretion of 2.50% convertible senior notes of $10 million.

•	Increase in deferred revenue of $33 million mainly due to Global Listing Services’ annual billings.

Partially offset by a:

•	Decrease in other current liabilities of $73 million primarily due to decreases in accrued taxes as a result of payments made.

•	Decrease in accrued personnel costs of $51 million primarily due to the payment of 2008 incentive compensation in the first quarter of 2009, partially offset by the 2009 accrual.

•	Increase in receivables, net of $40 million primarily due to an increase in income tax receivable, reflecting quarterly estimates paid in excess of the current liability owed.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, accounts receivable collections, and the timing and amount of other payments that we make.

Cash provided by (used in) investing activities

Cash used in investing activities in the first nine months of 2010 primarily consists of purchases of trading securities, cash used for acquisitions, and purchases of property and equipment, partially offset by proceeds from sales and redemptions of trading securities. In the first nine months of 2009, cash provided by investing activities primarily consists of cash received from sales and redemptions of trading securities and our available-for-sale investment in Oslo, as well as cash received from the sale of our 25.25% equity method investment in Orc. Partially offsetting cash received in the first nine months of 2009 was cash used in connection with the purchase of trading securities, purchases of property and equipment and cash used for acquisitions.

Cash used in financing activities

Cash used in financing activities in the first nine months of 2010 primarily consisted of the repayment of debt obligations of $1.8 billion consisting of the repayment of our senior secured credit facilities in place as of December 31, 2009 of $1.7 billion, repayment of $95 million on our Term Loans, including optional payments totaling $60 million made in the second and third quarters of 2010, and a $16 million payment related to the payoff of our subordinated debt obligation assumed in the acquisition of Nord Pool’s derivatives clearing and consulting subsidiaries. We also utilized $300 million of cash in connection with our share repurchase program. These decreases were partially offset by the net proceeds from debt obligations of $1.7 billion consisting of the issuance of $1 billion of Notes and funding of $700 million in Term Loans in January 2010. See “Indebtedness” below for further discussion of our debt obligations. For further discussion of our share repurchase program, see “Share Repurchase Program,” of Note 12, “NASDAQ OMX Stockholders’ Equity.” For the first nine months of 2009, cash used in financing activities primarily consisted of the repayment of debt obligations of $341 million consisting of the repayment of $225 million in principal payments made on our senior secured credit facilities in place as of December 31, 2009 and a $71 million payment to repay in full the vendor note issued to the previous owners of Nord Pool in connection with the acquisition of Nord Pool’s derivatives clearing and consulting subsidiaries. In addition, we repurchased $47 million principal amount of our 2.50% convertible senior notes for a cash payment of $40 million and recognized a pre-tax gain of $4 million, net of debt issuance and other costs. We also made a $4 million payment on our other credit facilities in the first nine months of 2009. In connection with an inducement for the conversion of our 3.75% convertible notes, we made a $9 million payment in the third quarter of 2009. For further discussion of the $9 million inducement payment, see “3.75% Convertible Notes,” of Note 8, “Debt Obligations,” and “Preferred Stock,” of Note 12, “NASDAQ OMX Stockholders’ Equity,” to the condensed consolidated financial statements.

Indebtedness

The following table summarizes our debt obligations by contractual maturity:

	Maturity Date	September 30, 2010	December 31, 2009
		(in millions)
3.75% convertible notes (net of discount) (1)	October 2012	$—	$—
$700 million senior unsecured term loan facility (2)	January 2013	605	—
2.50% convertible senior notes	August 2013	385	374
4.00% senior unsecured notes (net of discount)	January 2015	398	—
5.55% senior unsecured notes (net of discount)	January 2020	598	—
6.25% subordinated debt assumed from the acquisition of Nord Pool’s derivatives clearing and consulting subsidiaries	Repaid May 2010	—	18
$2,000 million senior secured term loan facility	Repaid January 2010	—	1,700

Total debt obligations		1,986	2,092
Less current portion		(140)	(225)

Total long-term debt obligations		$1,846	$1,867

(1)	As of September 30, 2010 and December 31, 2009, approximately $0.5 million aggregate principal amount of the 3.75% convertible notes remains outstanding.
(2)

In addition to our scheduled $35 million quarterly payment that was made in the third quarter of 2010, we made optional payments totaling $60 million of principal on our Term Loans during the second and third quarters of 2010.

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

We also have other credit facilities related to our clearinghouses in order to meet liquidity and regulatory requirements. These credit facilities, which are available in multiple currencies, primarily Swedish Krona and U.S. dollar, totaled $439 million ($195 million in available liquidity which can be pledged as collateral and $244 million to satisfy regulatory requirements), of which $1 million was utilized at September 30, 2010. At December 31, 2009, these credit facilities totaled $417 million ($185 million which was available to be pledged as collateral and $232 million to satisfy regulatory requirements), none of which was utilized.

At September 30, 2010, we were in compliance with the covenants of all of our debt obligations.

See “Contractual Obligations and Contingent Commitments” below for our debt obligations by contract maturity, which includes both principal and interest obligations. See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion of our debt obligations.

Contractual Obligations and Contingent Commitments

NASDAQ OMX has contractual obligations to make future payments under debt obligations by contract maturity, minimum rental commitments under non-cancelable operating leases, net and other obligations. The following table shows these contractual obligations as of September 30, 2010:

	Payments Due by Period
Contractual Obligations	Total	Remainder of 2010	2011-2012	2013-2014	2015-thereafter
	(in millions)
Debt obligations by contract maturity (See Note 8, “Debt Obligations”) (1)	$2,480	$39	$422	$827	$1,192
Minimum rental commitments under non-cancelable operating leases, net (2)	537	18	151	128	240

Total	$3,017	$57	$573	$955	$1,432

(1)

Our debt obligations include both principal and interest obligations. A weighted-average interest rate of 2.41% at September 30, 2010 was used to compute the amount of the contractual obligations for interest on our Term Loans. All other debt obligations were calculated on a 360-day basis at the contractual fixed rate multiplied by the aggregate principal amount at September 30, 2010.

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

Derivative Clearing and Broker-Dealer Net Capital Requirements

Derivative Clearing Operations Regulatory Capital Requirements

We are required to maintain minimum levels of regulatory capital for our clearing operations for NASDAQ OMX Stockholm, NASDAQ OMX Commodities and IDCG. The level of regulatory capital required to be maintained is dependent upon many factors, including market conditions and creditworthiness of the counterparty. At September 30, 2010, we were required to maintain regulatory capital of $275 million which is comprised of:

•	$3 million of restricted cash;

•	$81 million of non-current restricted cash; and

•

$191 million primarily in Swedish government debt securities. These securities are included in financial investments, at fair value in the Condensed Consolidated Balance Sheets as of September 30, 2010.

In addition, we have available credit facilities of $244 million which can be utilized to satisfy our regulatory capital requirements.

Broker-Dealer Net Capital Requirements

Our broker-dealer subsidiaries, Nasdaq Execution Services and NASDAQ Options Services, are subject to regulatory requirements intended to ensure their general financial soundness and liquidity. These requirements obligate these subsidiaries to comply with minimum net capital requirements. At September 30, 2010, Nasdaq Execution Services was required to maintain minimum net capital of $0.3 million and had total net capital of approximately $6.5 million, or $6.2 million in excess of the minimum amount required. At September 30, 2010, NASDAQ Options Services also was required to maintain minimum net capital of $0.3 million and had total net capital of approximately $6.1 million, or $5.8 million in excess of the minimum amount required.

Other Capital Requirements

NASDAQ Options Services also is required to maintain a $2.0 million minimum level of net capital under our clearing arrangement with OCC.

Off-Balance Sheet Arrangements

Guarantees Issued, Credit Facilities Available and Collateral Received for Clearing Operations

Through the clearing operations of NASDAQ OMX Commodities, NASDAQ OMX Stockholm, IDCG and NOCC in derivatives and OTC power and gas, we are the legal counterparty for each position traded and thereby guarantee the fulfillment of each contract. We are required to pledge collateral for commitments with other clearinghouses. The amount of these commitments is calculated on the gross exposure between the clearinghouses. As collateral for these obligations, we have obtained financial guarantees and credit facilities which are guaranteed by us through counter indemnities. At September 30, 2010, financial guarantees pledged as collateral totaled $5 million. Credit facilities available for liquidity purposes which can be pledged as collateral totaled $195 million, of which $1 million was utilized as of September 30, 2010. At December 31, 2009, these credit facilities totaled $185 million, none of which was utilized.

In addition, we obtained credit facilities to satisfy regulatory requirements totaling $244 million, none of which was utilized as of September 30, 2010. See “Other Credit Facilities,” of Note 8, “Debt Obligations,” for further discussion. At December 31, 2009, these credit facilities totaled $232 million, none of which was utilized.

We require our customers and clearing members to pledge collateral and meet certain minimum financial standards to mitigate the risk if they become unable to satisfy their obligations. Total customer pledged collateral with NASDAQ OMX Commodities and NASDAQ OMX Stockholm was $6.2 billion at September 30, 2010 and $6.1 billion at December 31, 2009. This pledged collateral is held by a custodian bank. Since these funds are not held by NASDAQ OMX Commodities or NASDAQ OMX Stockholm and they are not available for our use, we do not receive any interest income on these funds. Customer pledged cash collateral held by NOCC, which was immaterial at September 30, 2010, is included in restricted cash with an offsetting liability included in other current liabilities in the Condensed Consolidated Balance Sheets, as the risks and rewards of collateral ownership, including interest income, belongs to NOCC. Clearing member pledged cash collateral held by IDCG was $8 million at September 30, 2010 and is included in non-current restricted cash with an offsetting liability included in other liabilities in the Condensed Consolidated Balance Sheets, as the risks and rewards of collateral ownership, including interest income, belongs to IDCG.

We believe that the potential for us to be required to make payments under these arrangements is mitigated through the pledged collateral and our risk management policies. Accordingly, no contingent liability is recorded in the Condensed Consolidated Balance Sheets for these arrangements.

Other Guarantees

We have provided other guarantees as of September 30, 2010 of $19 million, primarily related to obligations for our rental and leasing contracts. In addition, for certain Market Technology contracts, we have performance guarantees of $6 million related to the delivery of software technology and support services. We have received financial guarantees from various financial institutions to support these guarantees. These guarantees totaled $35 million at December 31, 2009.

We have also provided a $25 million guarantee to our wholly-owned subsidiary, NOCC, to cover losses associated with customer defaults, net of any collateral posted against such losses.

We believe that the potential for us to be required to make payments under these arrangements is unlikely. Accordingly, no contingent liability is recorded in the Condensed Consolidated Balance Sheets for the above guarantees.

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

Review for Potential Goodwill Impairment

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Goodwill is allocated to the reporting units based on the assignment of the fair values of each reporting unit of the acquired company. We are required to test goodwill for impairment at the reporting unit level annually, or in interim periods if certain events occur indicating that the carrying value may be impaired. We test for impairment during the fourth quarter of our fiscal year using October 1st carrying values. We considered the need to update our most recent annual goodwill impairment test as of September 30, 2010 and concluded that none of the impairment indicators triggered a revised impairment analysis. As such, we concluded the assumptions used during the annual assessment remained appropriate. There was no impairment of goodwill for the three and nine months ended September 30, 2010 and 2009. Although there is no impairment as of September 30, 2010, events such as continued economic weakness and unexpected significant declines in operating results of reporting units may result in our having to perform a goodwill impairment test for some or all of our reporting units prior to the required annual assessment. These types of events and the resulting analysis could result in goodwill impairment charges in the future.

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

Interest Rate Risk

The following table summarizes our significant exposure to interest rate risk on our financial assets and liabilities as of September 30, 2010:

	Financial Assets	Financial Liabilities (1)	Negative impact of a 100 bp adverse shift in interest rate(2)
	(in millions)
Floating rate positions (3)	$495	$605	$1
Fixed rate positions (4)	305	1,428	2

Total	$800	$2,033	$3

(1)	Represents total contractual debt obligations.
(2)	Annualized impact of a 100 basis point parallel adverse shift in the yield curve.
(3)	Includes floating rate and fixed interest rates with a maturity or reset date due within 12 months.
(4)	Financial assets primarily consist of our Swedish government debt securities, which are classified as trading investment securities, with an average duration of 1.62 years.

We are exposed to cash flow risk on floating rate positions. When interest rates on financial assets of floating rate positions decrease, net interest income decreases. When interest rates on financial liabilities of floating rate positions increase, net interest expense increases. Based on September 30, 2010 positions, each 1.0% change in interest rates on our net floating rate positions would impact annual pre-tax income negatively by $1 million in total as reflected in the table above.

We are exposed to price risk on our fixed rate financial investments, which totaled $305 million at September 30, 2010. At September 30, 2010, these fixed rate positions have an average outstanding maturity or reset date falling in more than one year. A shift of 1.0% of the interest rate curve would in aggregate impact the fair value of these positions by approximately $5 million. The average duration of the portfolio was 1.62 years. The net effect of such a yield curve shift, taking into account the change in fair value and the increase in interest income, would impact annual pre-tax income negatively by $2 million.

Foreign Currency Exchange Rate Risk

As an international company, we are subject to currency translation risk. For the three months ended September 30, 2010, approximately 33.5% of our revenues less liquidity rebates, brokerage, clearance and exchange fees and 26.3% of our operating income were derived in currencies other than the U.S. dollar, primarily the Swedish Krona, Euro, Norwegian Krone and Danish Krone. For the nine months ended September 30, 2010, approximately 33.1% of our revenues less liquidity rebates, brokerage, clearance and exchange fees and 25.2% of our operating income were derived in currencies other than the U.S. dollar, primarily the Swedish Krona, Euro, Norwegian Krone and Danish Krone.

Our primary exposure to foreign denominated revenues less liquidity rebates, brokerage, clearance and exchange fees and operating income for the three months ended September 30, 2010 is presented in the following table:

	Swedish Krona	Euro	Norwegian Krone	Danish Krone	Other Foreign Currencies
	(in millions, except currency rate)
Average foreign currency rate to the U.S. dollar in the third quarter of 2010	0.1379	1.2931	0.1625	0.1735	#
Percentage of revenues less liquidity rebates, brokerage, clearance and exchange fees	22.0%	3.2%	2.6%	2.8%	2.9%
Percentage of operating income	16.9%	4.4%	2.5%	4.1%	(1.6)%
Impact of a 10% adverse currency fluctuation on revenues less liquidity rebates, brokerage, clearance and exchange fees	$(8)	$(1)	$(1)	$(1)	$(1)
Impact of a 10% adverse currency fluctuation on operating income	$(3)	$(1)	$—	$(1)	$—

#	Represents multiple foreign currency rates.

Our primary exposure to foreign denominated revenues less liquidity rebates, brokerage, clearance and exchange fees and operating income for the nine months ended September 30, 2010 is presented in the following table:

	Swedish Krona	Euro	Norwegian Krone	Danish Krone	Other Foreign Currencies
	(in millions, except currency rate)
Average foreign currency rate to the U.S. dollar in the first nine months of 2010	0.1363	1.3166	0.1646	0.1768	#
Percentage of revenues less liquidity rebates, brokerage, clearance and exchange fees	21.7%	3.5%	2.9%	3.0%	2.0%
Percentage of operating income	15.7%	5.4%	3.5%	4.6%	(4.0)%
Impact of a 10% adverse currency fluctuation on revenues less liquidity rebates, brokerage, clearance and exchange fees	$(24)	$(4)	$(3)	$(3)	$(2)
Impact of a 10% adverse currency fluctuation on operating income	$(7)	$(2)	$(2)	$(2)	$—

#	Represents multiple foreign currency rates.

Equity Risk

Our investments in foreign subsidiaries are exposed to volatility in currency exchange rates through translation of the foreign subsidiaries’ net assets or equity to U.S. dollars. Our primary exposure to this equity risk as of September 30, 2010 is presented by foreign currency in the following table:

	Net Investment	Impact on Consolidated Equity of a 10% Decrease in Foreign Currency
	(millions of dollars)
Swedish Krona	$284	$28
Norwegian Krone	136	14
Euro	92	9
Australian Dollar	88	8
Danish Krone	73	7

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

(b). Internal controls over financial reporting. There have been no changes in NASDAQ OMX’s internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, NASDAQ OMX’s internal controls over financial reporting.

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

The following is an update to the “Risk Factors” disclosure included in our Annual Report on Form 10-K.

Our business may be impacted by the adoption and implementation of the Dodd-Frank Act.

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Act, a comprehensive banking and financial services reform package. Full implementation of the Act will require extensive rulemaking by the SEC, the CFTC, SROs and other regulators. In light of the uncertainty of the final implementation of the Act, there is a risk that the final regulations could include provisions that could impact our business.

The Act provides for central clearing of standardized over-the-counter swaps and requires cleared swaps to be traded on exchanges or swap execution facilities. While these new requirements may provide new opportunities for us, including the opportunity to expand the business of IDCG, our existing offering to clear over-the-counter interest rate swap products, other market participants have developed, and likely will develop in the future, competing clearing platforms and offerings. We cannot guarantee that we will be able to compete effectively or that our initiatives in this area will be successful.

In addition, market participants may change their behavior in response to the Act and the expected regulations. For example, the Act’s prohibitions on proprietary trading and certain relationships with hedge funds and private equity funds may cause some of our major clients to curtail or eliminate their trading operations in advance of the effective date of July 2012. To the extent that our existing customers and other market participants reduce the levels or restrict the nature of activity on our exchanges, our business, financial condition and operating results may be adversely affected. Furthermore, if the Act or any of the pending regulations are perceived as creating new burdensome legal and regulatory requirements on public companies in the U.S., it may decrease our ability to compete for listings with competitor exchanges in non-U.S. jurisdictions.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Share Repurchase Program

Our board of directors has approved a share repurchase program authorizing NASDAQ OMX to repurchase in the aggregate up to $550 million of our outstanding common stock, which includes the October 2010 authorization by our board of directors to repurchase up to an additional $150 million of our outstanding common stock. During the fiscal quarter ended September 30, 2010, we completed $100 million of the share repurchase program, bringing the total amount repurchased since the program was announced in March 2010 to $300 million. During this fiscal quarter, 5.0 million shares of our common stock were repurchased at an average per-share price of $19.96, bringing the total number of shares repurchased to 15.1 million. The remaining authorized amount for share repurchases under this program was $250 million as of the date of this report. The share repurchase program has no expiration date but may be suspended, modified or discontinued at any time.

Employee Transactions

In addition to our share repurchase program, during the third quarter of 2010 we also purchased shares from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants.

The table below represents repurchases made by or on behalf of us or any “affiliated purchaser” of our common stock during the fiscal quarter ended September 30, 2010:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 2010
Share repurchase program	—	$—	—	$200
Employee transactions	925	$17.71	N/A	N/A

August 2010
Share repurchase program	5,011,345	$19.96	5,011,345	$100
Employee transactions	3,423	$20.16	N/A	N/A

September 2010
Share repurchase program	—	$—	—	$100
Employee transactions	645	$18.85	N/A	N/A

Total Third Quarter 2010
Share repurchase program	5,011,345	$19.96	5,011,345	$100

Employee transactions	4,993	$19.53	N/A	N/A

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The exhibits required by this item are listed on the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The NASDAQ OMX Group, Inc.
(Registrant)

Date: November 3, 2010	By:	/S/ ROBERT GREIFELD
	Name:	Robert Greifeld
	Title:	Chief Executive Officer

Date: November 3, 2010	By:	/S/ ADENA T. FRIEDMAN
	Name:	Adena T. Friedman
	Title:	Executive Vice President and Chief Financial Officer

Index

Exhibit Number

10.1	2010 Performance Share Unit Agreement, dated as of October 25, 2010, between NASDAQ OMX and Robert Greifeld.*

11	Statement regarding computation of per share earnings (incorporated herein by reference from Note 11 to the condensed consolidated financial statements under Part I, Item 1 of this Form 10-Q).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Management contract or compensatory plan or arrangement
**	The following materials from The NASDAQ OMX Group, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Income for the Three and Nine months Ended September 30, 2010 and 2009; (ii) Condensed Consolidated Balance Sheets at September 30, 2010 and December 31, 2009; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine months Ended September 30, 2010 and 2009; (iv) Condensed Consolidated Statements of Cash Flows for the Nine months Ended September 30, 2010 and 2009; and (v) Notes to Condensed Consolidated Financial Statements, tagged as block of text. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.