Form 10-K
period 2010-12-31
NASDAQ OMX GROUP, INC.
filed 2011-02-24
CIK 1120193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $2.3 billion (this amount represents approximately 130.6 million shares of The NASDAQ OMX Group, Inc.’s common stock based on the last reported sales price of $17.78 of the common stock on The NASDAQ Stock Market on such date).

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 10, 2011
Common Stock, $.01 par value per share	176,186,830 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Certain portions of the definitive Proxy Statement for the 2011 Annual Meeting of Stockholders	Part III

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

Throughout this Form 10-K, unless otherwise specified:

•	“NASDAQ OMX,” “we,” “us” and “our” refer to The NASDAQ OMX Group, Inc.

•	“The NASDAQ Stock Market” and “NASDAQ” refer to the registered national securities exchange operated by The NASDAQ Stock Market LLC.

•	“OMX AB” refers to OMX AB (publ), as that entity operated prior to the business combination with Nasdaq.

•	“Nasdaq” refers to The Nasdaq Stock Market, Inc., as that entity operated prior to the business combination with OMX AB.

•	“OMX” refers to OMX AB (publ) subsequent to the business combination with Nasdaq.

•	“NASDAQ OMX Nordic” refers to collectively, NASDAQ OMX Stockholm, NASDAQ OMX Copenhagen, NASDAQ OMX Helsinki and NASDAQ OMX Iceland.

•	“NASDAQ OMX Baltic” refers to collectively, NASDAQ OMX Tallinn, NASDAQ OMX Riga and NASDAQ OMX Vilnius.

•	“PHLX” refers to the Philadelphia Stock Exchange, Inc. and its subsidiaries, as that entity operated prior to its acquisition by NASDAQ OMX.

•	“NASDAQ OMX PHLX” refers to NASDAQ OMX PHLX LLC (formerly NASDAQ OMX PHLX, Inc.) subsequent to its acquisition by NASDAQ OMX.

•	“SEK” or “Swedish Krona” refers to the lawful currency of Sweden.

•	“NOK” or “Norwegian Krone” refers to the lawful currency of Norway.

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

ii

Forward-Looking Statements

The U.S. Securities and Exchange Commission, or SEC, encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Annual Report on Form 10-K contains these types of statements. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words or terms of similar substance used in connection with any discussion of future expectations as to industry and regulatory developments or business initiatives and strategies, future operating results or financial performance identify forward-looking statements. These include, among others, statements relating to:

•	our 2011 outlook;

•	the scope, nature or impact of acquisitions, dispositions, investments or other transactional activities;

•	the integration of acquired businesses, including accounting decisions relating thereto;

•	the effective dates for, and expected benefits of, ongoing initiatives;

•	the impact of pricing changes;

•	tax benefits;

•	the cost and availability of liquidity; and

•	the outcome of any litigation and/or government investigation to which we are a party and other contingencies.

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

Part I

Item 1. Business

Overview

We are a leading global exchange group that delivers trading, clearing, exchange technology, securities listing, and public company services across six continents. Our global offerings are diverse and include trading and clearing across multiple asset classes, market data products, financial indexes, capital formation solutions, financial services and market technology products and services. Our technology powers markets across the globe, supporting cash equity trading, derivatives trading, clearing and settlement and many other functions.

In the U.S., we operate The NASDAQ Stock Market, a registered national securities exchange. The NASDAQ Stock Market is the largest single cash equities securities market in the U.S. in terms of listed companies and in the world in terms of share value traded. As of December 31, 2010, The NASDAQ Stock Market was home to 2,778 listed companies with a combined market capitalization of approximately $4.6 trillion. In addition, in the U.S. we operate two additional cash equities trading markets, two options markets, a futures market and a derivatives clearinghouse. We also engage in riskless principal trading of over-the-counter, or OTC, power and gas contracts.

In Europe, we operate exchanges in Stockholm (Sweden), Copenhagen (Denmark), Helsinki (Finland), and Iceland as NASDAQ OMX Nordic, and exchanges in Tallinn (Estonia), Riga (Latvia) and Vilnius (Lithuania) as NASDAQ OMX Baltic. Collectively, the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic offer trading in cash equities, bonds, structured products and ETFs, as well as trading and clearing of derivatives and clearing of resale and repurchase agreements. Our Nordic and Baltic operations also offer alternative marketplaces for smaller companies called NASDAQ OMX First North. As of December 31, 2010, the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic, together with NASDAQ OMX First North, were home to 780 listed companies with a combined market capitalization of approximately $1.1 trillion.

We also operate NASDAQ OMX Armenia. In addition, NASDAQ OMX Commodities operates the world’s largest power derivatives exchange, one of Europe’s largest carbon exchanges and N2EX, a marketplace for physical U.K. power contracts.

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

On February 27, 2008, Nasdaq and OMX AB combined their businesses pursuant to an agreement with Borse Dubai Limited, a Dubai company, or Borse Dubai, and Nasdaq was renamed The NASDAQ OMX Group, Inc. Concurrently with the business combination with OMX AB, we also acquired a 33 1/3% equity stake in

NASDAQ Dubai Limited, or NASDAQ Dubai. In December 2009, we agreed to participate in the realignment of the ownership structure of NASDAQ Dubai. In May 2010, as part of this realignment, NASDAQ Dubai became a wholly-owned subsidiary of Dubai Financial Market PJSC, or DFM, a publicly traded company controlled by Borse Dubai. NASDAQ OMX received a 1% equity interest in DFM in exchange for the equity interest in NASDAQ Dubai.

In July 2008, we completed our acquisition of the Philadelphia Stock Exchange, Inc., or PHLX, expanding our presence in the derivatives market. PHLX, renamed NASDAQ OMX PHLX LLC, operates as a distinct market alongside The NASDAQ Options Market, our options platform that was launched in March 2008. In August 2008, we acquired the Boston Stock Exchange, Incorporated, or BSX. We used the BSX license to create a second U.S. cash equities market, called NASDAQ OMX BX, which was launched in January 2009. In October 2008, we acquired Nord Pool ASA’s, or Nord Pool’s, clearing, international derivatives and consulting subsidiaries. As a result of the acquisition, we launched NASDAQ OMX Commodities, which offers energy and carbon derivatives products.

In December 2008, we acquired a majority interest in the International Derivatives Clearing Group, or IDCG, and IDCG became an independently operated subsidiary of NASDAQ OMX. IDCG provides central counterparty, or CCP, clearing for interest rate swap products through its clearinghouse subsidiary, International Derivatives Clearinghouse, LLC, or IDCH. In January 2009, we acquired a 22% stake in European Multilateral Clearing Facility N.V., or EMCF, a leading European clearinghouse. In addition, we signed an agreement with EMCF to use its CCP services for all Nordic cash equity transactions.

In March 2010, with the purchase of the assets of North American Energy Credit and Clearing Corp., NASDAQ OMX expanded its presence in the OTC energy commodity markets. The acquisition of these assets was effected through our newly-established subsidiary NASDAQ OMX Commodities Clearing Company, or NOCC. In May 2010, we acquired Nord Pool ASA, a derivatives trading market. In August 2010, we completed our acquisition of SMARTS Group Holdings Pty Ltd, or SMARTS, a leading technology provider of surveillance solutions to exchanges, regulators and brokers. This acquisition is part of our strategy to diversify the Market Technology business and enter the surveillance and compliance market. We believe that this acquisition will strengthen our position as the leading technology partner to marketplaces worldwide.

In December 2010, we completed our acquisitions of FTEN, Inc., or FTEN, a leading provider of Real-Time Risk Management, or RTRM, solutions for the financial securities market and Zoomvision Mamato, or ZVM, a company that provides live webcasting services primarily for investor relations professionals. ZVM is the leading provider of webcasting services in Northern Europe.

Competitive Strengths

Premier global exchange company. We are a premier global exchange company that is the largest cash equities market in terms of share value traded in the world. For the twelve months ended December 31, 2010, The NASDAQ Stock Market and the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic had an average daily trading volume of 8.6 million trades in cash equities, representing a value of approximately $15.1 trillion. In addition, across our markets, we had 3,558 listings representing 42 countries as of December 31, 2010. We have many of the world’s largest companies listed on our marketplaces. Our wholly-owned subsidiary The NASDAQ Stock Market continues to be the single largest liquidity pool for trading cash equities in the U.S.

Leader in global exchange technology. We believe we are the leader in global exchange technology. As the world’s first electronic stock exchange, we pioneered electronic trading and have continued to innovate over the last 30 years. Our INET platform processes trades at sub-millisecond transaction speeds with close to 100% system reliability. In addition, our platforms are highly scalable with current capacity at ten times the average daily volume allowing significantly higher transaction volume to be handled at low incremental cost.

Furthermore, we were the first exchange to offer electronic trading and integrated derivatives trading and clearing to other exchanges and today have a global technology customer base of more than 70 marketplaces in over 50 countries worldwide, including China (Hong Kong), Japan, Singapore, Australia and the U.S. Our Genium INET® offering, based on proven INET technology, provides technology customers with the speed, scale and reliability required to meet the specific needs of their markets. We believe that we will continue to provide leading technology for the world’s competitive and demanding capital markets, which increasingly require that exchanges be able to constantly secure the best price for investors and issuers, a natural strength of our technology and electronic trading platforms.

Diversified operations and products. We have a diversified business, both in terms of geography and product offerings. In addition, our recent acquisitions, investments and strategic initiatives have significantly diversified our product offerings, particularly in the derivatives trading and clearing, clearing of resale and repurchase agreements, commodities and surveillance technology businesses.

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

Products and Services

We operate in three segments: Market Services, Issuer Services and Market Technology. Of our 2010 revenues less transaction rebates, brokerage, clearance and exchange fees of $1,522 million, 67.3% was from our Market Services segment, 22.6% was from our Issuer Services segment, 10.0% was from our Market Technology segment and 0.1% related to other revenues. Of our 2009 revenues less transaction rebates, brokerage, clearance and exchange fees of $1,453 million, 67.2% was from our Market Services segment, 22.7% was from our Issuer Services segment, 10.0% was from our Market Technology segment and 0.1% related to other revenues. Of our 2008 revenues less transaction rebates, brokerage, clearance and exchange fees of $1,460 million, 67.5% was from our Market Services segment, 23.5% was from our Issuer Services segment, 8.2% was from our Market Technology segment and 0.8% related to other revenues.

See Note 18, “Segments,” to the consolidated financial statements for additional financial information about our segments and geographic data.

Market Services

Our Market Services segment includes our U.S. and European Transaction Services businesses, as well as our Market Data and Broker Services businesses. We offer trading on multiple exchanges and facilities across several asset classes, including cash equities, derivatives, debt, commodities, structured products and ETFs. In addition, in some of the countries where we operate exchanges, we also provide clearing, settlement and depository services.

U.S. Transaction Services

In the U.S., we offer trading in cash equity securities, derivatives and ETFs on The NASDAQ Stock Market, The NASDAQ Options Market, NASDAQ OMX PHLX, NASDAQ OMX BX, NASDAQ OMX PSX and NASDAQ OMX Futures Exchange, or NFX, and engage in riskless principal trading of OTC power and gas contracts through NOCC. Our transaction-based platforms in the U.S. provide market participants with the ability to access, process, display and integrate orders and quotes for cash equity securities, derivatives and ETFs. The platforms allow the routing and execution of buy and sell orders as well as the reporting of transactions for cash equity securities, derivatives and ETFs, providing fee-based revenues.

Cash Equities Trading. The NASDAQ Stock Market is the largest single pool of liquidity for trading U.S.-listed cash equities, matching an average of approximately 18.8% of all U.S. cash equities volume for 2010.

In January 2009, we launched a second U.S. cash equities market, called NASDAQ OMX BX. With NASDAQ OMX BX, we offer a second quote within the U.S. cash equities marketplace, providing our customers enhanced trading choices and price flexibility. We have been able to leverage our INET trading system, which runs The NASDAQ Stock Market, to operate NASDAQ OMX BX, providing customers an additional fast and efficient cash equity securities market. In 2010, NASDAQ OMX BX matched an average of approximately 3.3% of all U.S. cash equities volume.

In October 2010, we launched a third U.S. cash equities market, called NASDAQ OMX PSX. This new market utilizes a price-size priority model and also runs on INET technology, leveraging the speed and efficiency benefits offered throughout NASDAQ OMX globally.

Our fully electronic U.S. transaction-based platforms provide members with the ability to access, process, display and integrate orders and quotes in cash equity securities on The NASDAQ Stock Market, NASDAQ OMX BX and NASDAQ OMX PSX. Market participants include market makers, broker-dealers, alternative trading systems, or ATSs, and registered securities exchanges. These services are offered for NASDAQ-listed and non-NASDAQ-listed securities. Specifically, our platforms:

•

Provide a comprehensive display of the interest by market participants at the highest price a participant is willing to buy a security (best bid) and also the lowest price a participant is willing to sell that security (best offer).

•	Provide subscribers quotes, orders and total anonymous interest at every price level for exchange-listed securities and critical data for the Opening Cross, Closing Cross, Halt Cross and IPO Cross.

•

Provide anonymity to market participants. In other words, participants do not know the identity of the firm displaying the order unless that firm chooses to reveal its identity, which can contribute to improved pricing for securities by reducing the potential market impact that transactions by investors whose trading activity, if known, may influence others.

Trade Reporting. All U.S. registered national securities exchanges and securities associations are required to establish a transaction reporting plan for the central collection of price and volume information concerning trades executed in those markets. Trades executed on The NASDAQ Stock Market, NASDAQ OMX BX and NASDAQ OMX PSX are automatically reported under the appropriate transaction reporting plan. Currently, market participants are not charged for the reporting of most of these trades. The NASDAQ Stock Market, NASDAQ OMX BX and NASDAQ OMX PSX, however, earn revenues for all of these trades in the form of shared market information revenues under the Unlisted Trading Privileges Plan, or the UTP Plan, for NASDAQ-listed securities and under the Consolidated Tape and Consolidated Quotation Plans for securities listed on the New York Stock Exchange, or NYSE, NYSE Amex and other exchanges.

Through The FINRA/NASDAQ Trade Reporting Facility, or FINRA/NASDAQ TRF, we collect reports of trades executed by broker-dealers outside of our exchanges. The FINRA/NASDAQ TRF collects trade reports as a facility of FINRA. A large percentage of these trades results from orders that broker-dealers have matched internally, or internalized, and is submitted to the FINRA/NASDAQ TRF for reporting purposes only. The FINRA/NASDAQ TRF charges market participants for locked in reporting of most trades, but it shares back most revenues earned from shared market information with respect to the trades. The FINRA/NASDAQ TRF also generates revenues by providing trade comparison to broker dealers by matching and locking-in the two parties to a trade that they have submitted to the FINRA/NASDAQ TRF for reporting and clearing.

In addition to trade reporting and trade comparison services, we provide clearing firms with risk management services to assist them in monitoring their exposure to their correspondent brokers.

U.S. Derivative Trading and Clearing. In the U.S., we operate The NASDAQ Options Market and NASDAQ OMX PHLX for the trading of equity options, ETF options, index options and currency options. As of December 31, 2010, NASDAQ OMX PHLX was the largest options market in the U.S. NASDAQ OMX PHLX operates a hybrid electronic and floor-based market as a distinct market alongside The NASDAQ Options Market. During the year ended December 31, 2010, NASDAQ OMX PHLX and The NASDAQ Options Market had an average combined market share of approximately 27.4% in the U.S. equity options market, consisting of approximately 23.4% at NASDAQ OMX PHLX and approximately 4.0% at The NASDAQ Options Market. Together, the 27.4% represented the largest share of the U.S. equity and ETF options market. Our options trading platforms provide trading opportunities to both retail investors and high frequency trading firms, who tend to prefer electronic trading, and institutional investors, who typically pursue more complex trading strategies and often prefer to trade on the floor.

In the U.S., we also operate NFX which offers trading for currency futures and other financial futures. Most futures traded on NFX clear at The Options Clearing Corporation, or OCC. In addition, NFX serves as the designated contract market for interest rate swap futures that are cleared through IDCH.

Through IDCH, our majority-owned subsidiary IDCG brings a centrally-cleared solution to the largest segment of the OTC derivatives marketplace, specifically interest rate derivatives. IDCH acts as the CCP for clearing interest rate swap futures contracts. IDCH utilizes NASDAQ OMX matching and clearing technology to clear and settle these interest rate derivative products.

With the purchase of the assets of North American Energy Credit and Clearing Corp. in March 2010 by our newly-established subsidiary NOCC, NASDAQ OMX also expanded its presence in the OTC energy commodity markets.

Acquisition of FTEN. In December 2010, we completed our acquisition of FTEN, a leading provider of RTRM solutions for the financial securities market. As a market leader in RTRM, FTEN is well positioned to grow as the industry is becoming more focused on solutions for effectively managing risk. Market participants are seeking tools that provide real-time, low latency enterprise-wide risk management, market awareness and control. FTEN’s technology provides broker-dealers and their clients the ability to manage risk more effectively in real-time, which leads to better utilization of capital as well as improved regulatory compliance. We will offer FTEN solutions to our global base of broker-dealers and the international exchange community.

European Transaction Services

Nordics. NASDAQ OMX Nordic’s operations comprise the exchanges in Stockholm (Sweden), Copenhagen (Denmark), Helsinki (Finland), and Iceland. The exchanges offer trading for cash equities and bonds, trading and clearing services for derivatives, and beginning September 2010, clearing services for resale and repurchase agreements. Our platform allows the exchanges to share the same trading system, which enables efficient cross-border trading and settlement, cross membership and a single source for Nordic market data.

Trading is offered in Nordic securities such as cash equities and depository receipts, warrants, convertibles, rights, fund units, ETFs, bonds and other interest-related products. NASDAQ OMX Stockholm and NASDAQ

OMX Copenhagen also offer trading in derivatives, such as stock options and futures, index options and futures, fixed-income options and futures and stock loans. Settlement and registration of cash trading takes place in Sweden, Finland, Denmark and Iceland via the local central securities depositories.

In 2009, NASDAQ OMX expanded its trading offering to include cash equities listed in Norway and launched a new portfolio of Norwegian derivatives products. The offering is designed to provide lower trading costs and other benefits for customers seeking to trade all Nordic cash equity products on one platform. NASDAQ OMX has been the second largest market for trading in Norwegian stocks since 2009.

Through our clearing operations in the derivative markets with NASDAQ OMX Stockholm, we are the legal counterparty for each derivative position traded and thereby guarantee the fulfillment of each contract. We also act as the counterparty for certain trades on OTC derivative contracts. The derivatives are not used by NASDAQ OMX Stockholm for the purpose of trading on its own behalf. As the legal counterparty of each transaction, NASDAQ OMX Stockholm bears the counterparty risk between the purchaser and the seller in the contract. The counterparty risks are measured using models that are agreed to with the Financial Supervisory Authority of the applicable country, which requires us to provide minimum guarantees and maintain certain levels of regulatory capital.

The structure and operations of NASDAQ OMX Stockholm differ from other clearinghouses. NASDAQ OMX Stockholm is not a member-owned organization, does not maintain a guarantee fund to which members contribute and does not enforce loss sharing assessments amongst members. In addition, unlike other clearinghouses, it does not record any margin deposits and guarantee funds, as all risks and rewards of collateral ownership, including interest, belongs to the counterparty. Market participants must provide collateral to cover the daily margin call as needed, which is in addition to the initial collateral placed when entering into the transaction. Acceptable collateral is cash and eligible securities in a pledged bank account and/or an on-demand guarantee. All collateral is maintained at a third-party custodian bank for the benefit of the clearing members and is accessible by NASDAQ OMX in the event of default. In addition, market participants must meet certain minimum financial standards to mitigate the risk if they become unable to satisfy their obligations. For NASDAQ OMX Stockholm, following the completion of a transaction, settlement primarily takes place between parties by net cash settlement or with the exchange of securities and funds. For those transactions where there is an exchange of securities and funds, the transfer of ownership is registered and the securities are stored on the owner’s behalf.

Beginning in October 2009, most of our cash equity trades on the exchanges that comprise NASDAQ OMX Nordic are centrally cleared by EMCF, a leading European clearinghouse in which we own a 22% equity stake.

In September 2010, NASDAQ OMX launched a clearing service for the resale and repurchase agreement market together with market participants. As a result of an agreement between the Swedish Money Market Council and NASDAQ OMX, the entire Swedish Interbank resale and repurchase agreement market will ultimately be cleared through NASDAQ OMX Stockholm. Similar to derivative clearing discussed above, through our clearing operations in the resale and repurchase markets with NASDSQ OMX Stockholm, we are the legal counterparty for each resale and repurchase contract traded and thereby guarantee the fulfillment of each contract. We only clear these transactions once a bilateral contract between members has been entered into whereby the two members have agreed on all terms in the transaction. The resale and repurchase agreements are not used for financing purposes by NASDAQ OMX. As the legal counterparty of each transaction, NASDAQ OMX Stockholm bears the counterparty risk between the purchaser and the seller in a resale and repurchase agreement. As discussed above, the structure and operations for the resale and repurchase market is similar to the derivative market. For resale and repurchase agreements, collateral is not held by NASDAQ OMX Stockholm. All resale and repurchase clearing activities are transacted under our clearing member agreements that give us the right, in the event of default, to liquidate collateral pledged between the clearing members and to offset receivables and payables with the same counterparty.

Pledged collateral, which is transferred through NASDAQ OMX Stockholm at initiation of the bilateral contract between the two clearing member counterparties, primarily consists of Swedish government debt securities. Market participants must meet certain minimum financial standards to mitigate the risk if they become unable to satisfy their obligations. In the event that one of the participants cannot fulfill its obligation to deliver or receive the underlying security at the agreed upon price, NASDAQ OMX Stockholm is required to buy or sell the security in the open market to fulfill its obligation. In order to protect itself against a price movement in the value of the underlying security, or price risk, NASDAQ OMX Stockholm requires all participants to provide additional margin, which is valued on a daily basis and is maintained at a third-party custodian bank for the benefit of the clearing members and is accessible by NASDAQ OMX Stockholm in the event of default.

Baltics. NASDAQ OMX Baltic operations comprise the exchanges in Tallinn (Estonia), Riga (Latvia) and Vilnius (Lithuania). During the first quarter of 2010, we acquired the remaining 7% minority holding in NASDAQ OMX Tallinn and an additional ownership stake of 0.4% in NASDAQ OMX Vilnius, both for immaterial amounts. As of December 31, 2010, NASDAQ OMX owns 100% of NASDAQ OMX Tallinn, 95% of NASDAQ OMX Vilnius and 93% of NASDAQ OMX Riga. In addition, NASDAQ OMX Tallinn owns 100% of the central securities depository in Estonia, NASDAQ OMX Riga owns 100% of the central securities depository in Latvia, and NASDAQ OMX Vilnius owns 40% of the central securities depository in Lithuania.

The exchanges that comprise NASDAQ OMX Baltic offer their members trading, clearing, payment and custody services. Issuers, primarily large local companies, are offered listing and a distribution network for their securities. The securities traded are mainly cash equities, bonds and treasury bills. Clearing, payment and custody services are offered through the central securities depositories in Estonia, Latvia and Lithuania. In addition, in Estonia and Latvia, NASDAQ OMX offers registry maintenance of fund units included in obligatory pension funds, and in Estonia, NASDAQ OMX offers the maintenance of shareholder registers for listed companies. The Baltic central securities depositories offer a complete range of cross-border settlement services.

Pan-European. In the second quarter of 2010, we made a strategic decision to close the business of our pan-European multilateral trading facility NASDAQ OMX Europe, or NEURO. We retained our London office and data hub, where we support trading and market data clients, run the U.K. power exchange N2EX and manage our overseas listings operation. Our decision to close the business of NEURO will not have a significant impact on our future results of operations.

Commodities Trading and Clearing. NASDAQ OMX Commodities offers derivatives and carbon products, operates a clearing business and offers consulting services to commodities markets globally. With our acquisition of Nord Pool, NASDAQ OMX Commodities’ offering now includes the world’s largest power derivatives exchange and one of Europe’s largest carbon exchanges.

NASDAQ OMX Commodities has 361 members across a wide range of energy producers and consumers, as well as financial institutions. NASDAQ OMX Commodities’ offering is designed for banks, brokers, hedge funds and other financial institutions, as well as power utilities, industrial, manufacturing and oil companies. NASDAQ OMX Commodities offers clearing services for energy derivative and carbon product contracts by serving as the CCP. Similar to derivative clearing and resale and repurchase agreement clearing on NASDAQ OMX Stockholm discussed above, through our clearing operations in the derivative markets with NASDAQ OMX Commodities, we are also the legal counterparty for each derivative position traded and thereby guarantee the fulfillment of each contract. We also act as the counterparty for certain trades on OTC derivative contracts. The derivatives are not used by NASDAQ OMX Commodities for the purpose of trading on its own behalf. As the legal counterparty of each transaction, NASDAQ OMX Commodities bears the counterparty risk between the purchaser and seller in the contract. The counterparty risks are measured using models that are agreed to with the Financial Supervisory Authority of the applicable country, which require us to provide minimum guarantees and maintain certain levels of regulatory capital. NASDAQ OMX Commodities utilizes the same structure and operations as the derivative markets for NASDAQ OMX Stockholm, discussed above. Trading on the contracts can take place up until the delivery period which may occur over a period of several years.

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

U.S. Tape Plans. The NASDAQ Stock Market operates as the exclusive Securities Information Processor of the UTP Plan for the collection and dissemination of best bid and offer information and last transaction information from markets that quote and trade in NASDAQ-listed securities. The NASDAQ Stock Market, NASDAQ OMX BX and NASDAQ OMX PSX are participants in the UTP Plan and share in the net distribution of revenue according to the plan on the same terms as the other plan participants. In the role as the Securities Information Processor, The NASDAQ Stock Market collects and disseminates quotation and last sale information for all transactions in NASDAQ-listed securities whether traded on The NASDAQ Stock Market or other exchanges. We sell this information to market participants and to data distributors, who then provide the information to subscribers. After deducting costs associated with our role as an exclusive Securities Information Processor, as permitted under the revenue sharing provision of the UTP Plan, we distribute the tape revenues to the respective UTP Plan participants, including The NASDAQ Stock Market, NASDAQ OMX BX and NASDAQ OMX PSX, based on a formula required by Regulation NMS that takes into account both trading and quoting activity. In addition, all quotes and trades in NYSE- and NYSE Amex-listed securities are reported and disseminated in real time, and as such, we share in the tape revenues for information on NYSE- and NYSE Amex-listed securities.

U.S. Market Data Products. Our market data products enhance transparency and provide critical information to professional and non-professional investors. We collect, process and create information and earn revenues as a distributor of our own, as well as select third-party content. We provide varying levels of quote and trade information to market participants and to data distributors, who in turn provide subscriptions for this information. Our systems enable distributors to gain direct access to our market depth, index values, mutual fund valuation, order imbalances, market sentiment and other analytical data. We earn revenues primarily based on the number of data subscribers and distributors of our data.

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

TotalView is offered through distributors to professional subscribers for a monthly fee per terminal and to non-professional subscribers for a lower monthly fee per terminal. We also offer TotalView enterprise licenses to facilitate broad based distribution of this data. In addition, we charge the distributor a monthly distributor fee.

We operate several other proprietary services and data products to provide market information, which include:

•	NASDAQ Basic, launched in 2009, which offers a flexible and affordable way to provide customers with essential trading data of best bid and offer and last sale information;

•	NASDAQ Last Sale, which provides broad based and universal access to real-time last sale information via Internet portals;

•	NASDAQ Market Replay, a powerful replay and analysis tool that allows users to view order book and trade data for NASDAQ, NYSE- and NYSE Amex-listed securities at any point in time;

•	NASDAQ OMX DataStore, which is designed to transform the market data industry through use of plug-and-play technology to deliver new proprietary information content;

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

•	Global Index Dissemination Service, released in 2009, which is a real-time data feed that carries the values for a number of broad-based and sector indexes and ETFs;

•	RussellTick, released in 2010, which is a data feed that consolidates the distribution of the Russell family of indexes; and

•	Top of PHLX Options Plus Orders, or TOPO Plus Orders, which is a data product for the NASDAQ OMX PHLX options market.

European Market Data Products. The exchanges that comprise NASDAQ OMX Nordic, NASDAQ OMX Baltic and NASDAQ OMX Commodities offer European market data products and services. These data products and services provide critical market transparency to professional and non-professional investors who participate in European marketplaces and, at the same time, give investors greater insight into these markets.

European market data products and services are based on the trading information from the exchanges that comprise NASDAQ OMX Nordic, NASDAQ OMX Baltic and NASDAQ OMX Commodities for four classes of assets: cash equities, bonds, derivatives and commodities. We provide varying levels of quote and trade information to market participants and to data distributors, who in turn provide subscriptions for this information. Revenues from European market data are subscription-based and are generated primarily based on the number of data subscribers and distributors of our data.

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

Significant European market data products include:

•

Nordic Equity TotalView, which provides full market insight into the order book, news and analysis data for all Nordic cash equities. The product also includes index values and weights and liquidity measure indicators;

•

Nordic Derivative Level 2, which provides listing details, trade information, derived information and order book information with the five best levels of bid and ask prices with the respective total quantity;

•

Nordic Fixed Income Level 2, which provides listing details, order book information, bid and ask quotes for up to five levels, trade information, derived information, indicative bid and ask quotes, daily turnover statistics and company disclosures; and

•	European Last Sale, which provides broad based and universal access to real-time last sale information via Internet portals.

Broker Services

Our Broker Services operations offer technology and customized securities administration solutions to financial participants in the Nordic market. Broker Services provides services through a registered securities company that is regulated by the Swedish Financial Supervisory Authority, or SFSA. The primary services consist of flexible back-office systems, which allow customers to entirely or partly outsource their company’s back-office functions.

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

Issuer Services

Our Issuer Services segment includes our Global Listing Services and Global Index Group businesses. We offer capital raising solutions to companies around the globe and have more worldwide listings than any other global exchange group—approximately 3,600 companies representing approximately $5.7 trillion in total market value as of December 31, 2010.

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

Global Listing Services

Our Global Listing Services business includes our U.S. Listings, European Listings and Corporate Solutions businesses.

U.S. Listings. Companies listed on The NASDAQ Stock Market represent a diverse array of industries including health care, consumer products, telecommunication services, information technology, financial services, industrials and energy.

Companies seeking to list securities on The NASDAQ Stock Market must meet minimum listing requirements, including specified financial and corporate governance criteria. Once listed, companies must meet continued listing standards. The NASDAQ Stock Market currently has three listing tiers: The NASDAQ Global Select Market, The NASDAQ Global Market and The NASDAQ Capital Market. All three market tiers maintain rigorous listing and corporate governance standards (both initial and ongoing).

As of December 31, 2010, a total of 2,778 companies listed securities on The NASDAQ Stock Market, with 1,323 listings on The NASDAQ Global Select Market, 975 on The NASDAQ Global Market and 480 on The NASDAQ Capital Market.

We aggressively pursue new listings from companies, including those undergoing IPOs as well as companies seeking to switch from alternative exchanges. In 2010, The NASDAQ Stock Market attracted 195 new listings. Included in these listings were 89 IPOs, almost 47% of the total U.S. IPOs in 2010. The new listings were comprised of the following:

Total New Listings on The NASDAQ Stock Market	195
Switches from NYSE/NYSE Amex	12
IPOs	89
Upgrades from OTC	54
ETFs, Structured Products and Other Listings	40

In 2010, the following three NYSE-listed companies switched to The NASDAQ Stock Market, representing $9.6 billion in market capitalization: Hasbro, Inc., Avis Budget Group, Inc. and Potlatch Corporation. A total of eight companies switched from NYSE Amex and one company switched from NYSE Arca to The NASDAQ Stock Market in 2010.

European Listings. We also offer listings on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic. For smaller companies and growth companies, we offer access to the financial markets through the NASDAQ OMX First North alternative marketplaces. As of December 31, 2010, a total of 780 companies listed securities on our Nordic and Baltic exchanges and NASDAQ OMX First North. Measured in terms of the market capitalization of listed companies, as of December 31, 2010, NASDAQ OMX Nordic was the second largest marketplace in Europe for IT companies, the largest marketplace in the world for the paper industry, the second largest marketplace in the world for apparel retail companies and third largest marketplace in the world for the industrial machinery industry.

Our European listing customers are organizations such as companies, funds or governments. Customers issue securities in the forms of cash equities, depository receipts, warrants, ETFs, convertibles, rights, options, bonds and fixed-income related products. In 2010, a total of 25 new companies were listed on our Nordic and Baltic exchanges and NASDAQ OMX First North.

Corporate Solutions. Our Corporate Solutions business provides customer support services, products and programs to companies, including companies listed on our exchanges. Through our Corporate Solutions offerings, companies gain access to innovative products and services that ease transparency, mitigate risk, maximize board efficiency and facilitate better corporate governance. We provide corporate solutions in the following key areas of focus:

•

Investor Relations. We provide industry-leading investor relations and news distribution products designed to make it easier for companies to interact and communicate with analysts and investors while meeting corporate governance and disclosure requirements.

•	Market Monitoring. We offer unique proprietary services that help companies monitor their stock and track peer performance.

•	Board Practice. We offer management solutions to ensure board member effectiveness.

•	Global Visibility. We provide ways for companies to increase their visibility through our MarketSite offerings and access to discounts and special offers from other listed companies.

•

PORTAL. In addition to traditional public offerings, SEC Rule 144A provides public and private companies with another option for effectively raising capital at a lower cost and with fewer regulatory hurdles. We have managed the process to designate SEC Rule 144A unregistered securities as PORTAL securities since 1990.

In December 2010, we completed our acquisition of ZVM, a provider of webcasting and investor relations communication services for companies in the Nordic region. ZVM, which is the leading provider of webcasting services in Northern Europe, will add to the growing range of capabilities and services NASDAQ OMX offers public and private companies in the U.S. and Europe.

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

Our flagship index, the NASDAQ-100 Index, includes the top 100 non-financial securities listed on The NASDAQ Stock Market. With the launch of new index families such as the Green Economy and Sharia families, we now have over 1,600 diverse indexes, with 238 launched in 2010. NASDAQ OMX indexes are the basis for over 2,900 structured products in 27 countries. In 2010, product sponsors launched 24 ETFs based on NASDAQ OMX indexes. We also license cash-settled options, futures and options on futures on our indexes.

Market Technology

Powering more than 70 markets in over 50 countries, we are the world’s leading technology solutions provider and partner to exchanges, clearing organizations and central securities depositories. Our technology business is also the sales channel for our complete global offering to other marketplaces.

Technology Solutions. The systems solutions we offer support trading, clearing, settlement, surveillance and information dissemination for markets with wide ranging requirements, from smaller African markets to the leading markets in the US, Europe and Asia. Furthermore, the solutions we offer can handle all classes of assets, including cash equities, currencies, various interest-bearing securities, commodities, energy products and derivatives on any of these assets.

NASDAQ OMX’s technology solutions are utilized by, among others, the Australian Securities Exchange, Bolsa de Valores de Colombia, Egypt Stock Exchange, Hong Kong Exchanges and Clearing, SIX Swiss Exchange, Singapore Exchanges and Tokyo Commodity Exchange.

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

Surveillance. In August 2010, we completed our acquisition of SMARTS, a leading technology provider of surveillance solutions to exchanges, regulators and brokers. This acquisition is part of our strategy to diversify our Market Technology business and enter the broker surveillance and compliance market. We believe that this acquisition will strengthen our position as the leading technology partner to marketplaces worldwide.

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

We continuously improve our core technology with a focus on reducing latency and improving capacity and reliability. NASDAQ OMX’s next generation technology is capable of handling multi-million messages per second at an average speed of sub-100 microseconds, currently the fastest of any exchange or alternative trading system in the world.

The foundation for NASDAQ OMX’s core technology is INET. The INET technology is used across NASDAQ OMX’s U.S. and European markets. INET is also the main building block of our Market Technology offering, Genium INET. Genium INET combines innovative functionality with a modular approach to manage change and create new advantages for existing and new customers, as well as our own marketplaces.

Intellectual Property

We own or have licensed rights to trade names, trademarks, domain names and service marks that we use in conjunction with our operations and services. We have registered many of our most important trademarks in the United States and in foreign countries. For example, our primary “NASDAQ” mark is a registered trademark in the United States and in over 50 other countries worldwide and the OMX trademark also has been registered worldwide. We also have trademark registrations for the most important trade names of NASDAQ OMX Nordic and our operations in Europe. Many of these trademarks are registered in a number of countries. An example of the registered trademarks used in our European operations include: OMX, GENIUM, Genium INET, SECUR, CLICK XT and EXIGO.

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

Competition

Market Services. The cash equity securities markets are intensely competitive. We compete in the U.S. against NYSE Euronext, BATS Global Markets, Direct Edge, regional exchanges and alternative trading systems, or ATSs. In Europe, our major competitors include NYSE Euronext, Deutsche Börse, the London Stock Exchange Group plc, or LSE, the Spanish Exchanges, SIX Swiss Exchange, and multilateral trading facilities, or MTFs, such as Chi-X and BATS Europe, which are similar to U.S. ATSs. Competition also comes from broker-dealers and from off-board or OTC trading in the U.S. and elsewhere.

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

Competition is based on a number of factors, including the quality of our technological and regulatory infrastructure, total transaction costs, the depth and breadth of liquidity, the quality of value-added customer services, reputation and the direct cost of trade execution.

Cash equity securities trading. The U.S. marketplace continues to evolve as the number of exchanges increases and less heavily regulated broker-owned trading systems and ATSs, known collectively as dark pools, expand in number and activity. While many of the new entrants may have limited liquidity, some may attract significant levels of cash equity order volume through aggressive pricing, through interconnections with other systems, and from volume originating with broker-dealer owners and investors. Broker-dealer owned systems continued the rapid growth that began in 2009 throughout 2010. In addition, there remains interest in electronic trading systems specializing primarily in large block trades, such as LiquidNet, Pipeline Trading and Investment Technology Group’s POSIT platform. During 2010, three new exchange competitors to NASDAQ OMX appeared. In July 2010, Direct Edge received SEC approval to operate its two markets (EDGA and EDGX) as exchanges and in October 2010, BATS launched a second exchange (BATS-Y). During 2010, NASDAQ OMX also launched its third cash equity exchange, NASDAQ OMX PSX, to provide a third alternative combination of pricing and features. Finally, 2010 saw two significant regulatory events that could result in significant changes in the competitive landscape: the SEC published a market structure concept release early in 2010 and the May 6th “flash crash” accelerated rulemaking intended to prevent repeat of that day’s extreme price changes. Rules concerning halting trading during volatile markets, market access, algorithmic (high frequency) trading, alternative trading systems such as dark pools, and other market structure issues could change the competitive landscape by helping or hurting NASDAQ OMX or its competitors’ business models.

The European landscape is continuing to adapt to the competitive forces released by MiFID in November 2007. Throughout Europe, new MTFs have been created with the most prominent MTFs (Chi-X, Turquoise, and BATS) based in the United Kingdom and attracting a significant share of electronically matched volume. MTFs continue to grow their business in shares listed on our Nordic exchanges. Trade reporting alternatives to incumbent exchanges, such as Markit BOAT, or BOAT, also continue to be active. Electronic trading systems interested in pursuing block business have long been active in Europe and are looking to grow their businesses. In the Nordics, the Burgundy MTF grew modestly in 2010 and plans to expand its business in 2011. These entrants pursue many of the same strategies to attract order flow as do ATSs in the U.S., which include attractive pricing, participant investment, technological innovation and pursuit of exchange status. Because of the success of the new entrants, incumbent exchanges have lowered prices, adopted new technology, and prepared to compete aggressively for trading volumes and revenue. While the state of competition in Europe remains evolutionary, the level of competition faced by incumbent national exchanges will remain intense.

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

Derivatives. Our principal competitors for trading options in the U.S. include the Chicago Board Options Exchange, or CBOE, the International Securities Exchange, or ISE, NYSE ARCA, NYSE Amex and the Boston Options Exchange, or BOX. Competition is focused on providing market participants with greater functionality, trading system stability, customer service, efficient pricing, and speed of execution. NASDAQ OMX operates two options exchanges with different market structures. NASDAQ OMX PHLX operates a pro-rata hybrid electronic and floor based exchange and competes most directly with CBOE, ISE, NYSE Arca and NYSE Amex. The NASDAQ Options Market operates a price/time priority exchange and competes most directly with NYSE ARCA and BOX. Both BATS and the CBOE launched new options exchanges in 2010, with BATS being somewhat similar to The NASDAQ Options Market. The further intensifying of competition for exchange traded options means that we must continuously review our technology and pricing.

MiFID does not address competition between derivatives markets to the extent that it addresses cash equities trading and consequently has been slower to affect competition in trading derivative securities. Exchange based competition for trading in European derivatives continues to occur mainly where there is competition in trading for the underlying equities and our competition for options on European equities is primarily with EUREX Group, NYSE Liffe, EDX London Limited, or EDX, and, to a limited extent, the U.S. options exchanges. Such competition is limited to options on a small number of equity securities although these securities tend to be among the most active. In addition to exchange based competition in derivatives, we continue to face competition from OTC derivative markets.

As trading in Europe evolves under the current review of the original MiFID legislation, competition for trading volumes in derivatives will likely increase. Both current and potential competition require us to constantly reassess our pricing and product offerings in order to remain competitive.

Clearing. In both the U.S. and Europe, cash equity clearing has been organized along national lines. Typically, a single clearinghouse would serve essentially all cash equity trading involving securities listed on exchanges within a nation’s borders. Some countries, such as Sweden, did not have a clearinghouse until 2009. In some countries, such as the U.S., the clearinghouse is part of the same organization as the Central Securities Depository, or CSD. In some, such as Germany, the clearinghouse and the stock exchange are part of the same corporate structure, and in others, such as the U.K., the clearinghouse, exchange, and CSD are separate. Furthermore, there is a much shorter history of using CCP services in European clearing than in the U.S. Regardless of past practice, competition is beginning to come to the clearing business in response to the European Code of Conduct in Clearing and Settlement in Europe and initiatives by NASDAQ OMX in the U.S. At this time, competition in clearing in Europe remains limited with a few new non-national clearinghouses such as EMCF, X-Clear and EuroCCP serving non-national multilateral trading facilities or offering alternative clearing facilities for trades executed on incumbent exchanges.

In the U.S., competition in equity clearing has been legislatively called for since 1975 but only recently have technological advances made competitive clearing in the U.S. a viable possibility. Should clearing competition become a vibrant reality in the U.S., it may have an impact on equity trading and on our business as clearing is a non-trivial cost of trade execution. We believe that the clearing business in both the U.S. and Europe would benefit from competition. Even as a 22% equity owner of EMCF, one of the largest cash equities clearinghouses in Europe, we support interoperability of cash equities clearinghouses, which will foster a healthy competition among cash equities clearinghouses in Europe.

Market data services. The market data business in the U.S. includes both consolidated and proprietary data products. Consolidated data products are distributed by SEC-mandated consolidators (one for NASDAQ-listed stocks and another for NYSE and other-listed stocks) that share the revenue among the exchanges that contribute data. Proprietary data products are made up exclusively of data derived from each exchange’s systems. In Europe, all market data products are proprietary as there is no official data consolidator.

Our revenues from the sale of consolidated market data products and services are under competitive threat from other securities exchanges that trade NASDAQ-listed securities. Current SEC regulations permit these regional exchanges and FINRA’s Alternative Display Facility to quote and trade NASDAQ-listed securities. Trade reporting facilities regulated by FINRA are also operated by The NASDAQ Stock Market and other exchanges. The UTP Plan entitles these exchanges, FINRA’s Alternative Display Facility, and the trade reporting facilities to a share of UTP Plan tape fees, based on the formula required by Regulation NMS that takes into account both trading and quoting activity. In addition, The NASDAQ Stock Market similarly competes for the tape fees from the sale of information on NYSE- and NYSE Amex-listed securities for those respective tape plans.

Participants in the tape plans have used tape fee revenues to establish payment for order flow arrangements with their members and customers. In January 2004, we implemented a new tiered pricing structure and the Nasdaq General Revenue Sharing Program, which provided incentives for quoting market participants to send orders and report trades to The NASDAQ Stock Market. We continuously evaluate and refine both programs. To remain competitive, in July 2006 and in January 2008, we changed the terms of the program and established a new Nasdaq Data Revenue Sharing Program. In December 2010, we again changed the terms of the program effective January 2011. We may adjust either program in the future to respond to competitive pressures.

The sale of our proprietary data products in both the U.S. and Europe is under competitive threat from alternative exchanges and trading venues that offer similar products, sometimes at a lower price or free of charge. Our market data business competes with other exchanges and third party vendors in providing information to market participants. Consequently, our data products must be competitive in speed, reliability, content and price to succeed in the marketplace. New exchanges and trading systems entering the market have recognized the strong connection between market data and transactions volume and new entrants typically price their market data very aggressively in order to grow transactions volume, thereby limiting our flexibility in pricing market data. Any action by a market participant to provide information to another exchange or market data vendor could have a negative impact on our data products. The market data business must also adapt to rapidly changing information delivery technologies and constantly invest in innovative product design and development. Other market data providers may not face the regulatory obligations we face and may consequently be more flexible in pricing and more agile in deploying new products and business methods to our detriment. The growth of the number of proprietary data feeds offered by NASDAQ OMX and other exchanges has also increased the reluctance of some data vendors to add new feeds to their product offerings which further complicates exchanges’ efforts to expand their market data offerings.

Listings. Our primary competitor for larger company listings in the U.S. on The NASDAQ Stock Market is the NYSE. The NASDAQ Stock Market also competes with NYSE Amex for listing of smaller companies and the BATS and DirectEdge exchanges have announced their intention to compete for listings in the future. The NASDAQ Stock Market also competes with local and overseas markets for listings by companies that choose to list outside of their home country.

The listings business in Europe is characterized by the large number of exchanges competing for new or secondary listings. Each country has one or more national exchanges that are often the first choice of companies in the respective countries. For those considering an alternative, the European exchanges that attract the most overseas listings are LSE, NYSE Euronext, Deutsche Börse and the exchanges that comprise NASDAQ OMX Nordic. In addition to the larger exchanges, companies are able to consider smaller markets and quoting facilities, such as LSE’s Alternative Investment Market, Euronext’s Alternext, Deutsche Börse’s Entry Standard, Borsa Italiana’s Expandi Market, PLUS Markets plc, the Pink Sheets LLC and the Over-the-Counter Bulletin Board, or OTCBB. Other exchanges in Sweden include the Nordic Growth Market and Aktietorget, which primarily serve companies with small market capitalizations.

Indexes. The NASDAQ Stock Market is subject to intense competition for the listing of financial products from other exchanges. The indexes on which these products are based face competition from indexes created by a large number of index providers. For example, there are a number of indexes that aim to track the technology sector and thereby compete with the NASDAQ-100 Index and the NASDAQ Composite Index. We face competition from investment banks, dedicated index providers, markets and other product developers in designing products that meet investor needs.

Market Technology. The traditional model, where each exchange or exchange-related business developed its own technology internally sometimes aided by consultants, is evolving as many operators recognize the enormous cost savings made possible by buying technology already developed. Two types of competitors are emerging: other exchanges providing solutions, including NYSE Euronext and LSE, and pure technology providers focused on the exchange industry. These organizations offer a range of off-the-shelf technology including trading, clearing, settlement, depository and information dissemination. They also offer customization and operation expertise. NASDAQ OMX provides technology to over 70 exchanges and exchange-related businesses worldwide and in 2010 expanded its offering in compliance services by acquiring SMARTS.

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

NASDAQ OMX currently operates three cash equities and two options markets in the United States. We operate The NASDAQ Stock Market and The NASDAQ Options Market pursuant to The NASDAQ Stock Market’s SRO license; the NASDAQ OMX BX cash equities market pursuant to the NASDAQ OMX BX SRO license; and the NASDAQ OMX PSX cash equities market and the NASDAQ OMX PHLX options market pursuant to the NASDAQ OMX PHLX SRO license. In addition, NASDAQ OMX BX regulates the BOX Market, pursuant to a regulatory services agreement between a subsidiary of NASDAQ OMX BX and BOX. NASDAQ OMX does not have an ownership interest in BOX, and BOX compensates NASDAQ OMX BX based on the cost of the regulatory services provided to BOX.

FINRA provides regulatory services to the markets operated or regulated by The NASDAQ Stock Market, NASDAQ OMX PHLX and NASDAQ OMX BX, including the regulation of trading activity and surveillance and investigative functions. We have a limited direct regulatory role in conducting real-time market monitoring, certain options surveillance, rulemaking and some membership functions through our MarketWatch department. We refer suspicious trading behavior discovered by our regulatory staff and all other employees of the markets operated or regulated by The NASDAQ Stock Market, NASDAQ OMX PHLX and NASDAQ OMX BX to FINRA for further investigation.

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

NASDAQ Options Services is registered as a broker-dealer with the SEC and in all 50 states, the District of Columbia and Puerto Rico. It is also a member of The NASDAQ Stock Market, NASDAQ OMX PHLX, FINRA, NYSE Amex, BOX, ISE, NYSE Arca, CBOE and BATS Exchange.

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

As of December 31, 2010, we were in compliance with all of such capital requirements.

Regulatory contractual relationships with FINRA. The NASDAQ Stock Market, The NASDAQ Options Market, NASDAQ OMX PHLX, NASDAQ OMX PSX and NASDAQ OMX BX have signed a series of regulatory service agreements covering the services FINRA provides to the respective SROs, including some of the regulatory services we perform for BOX. Under these agreements, FINRA personnel act as our agents in performing the regulatory functions outlined above, and FINRA bills us a fee for these services. These agreements have enabled us to reduce our headcount while ensuring that the markets for which we are responsible are properly regulated. However, our SROs retain ultimate regulatory responsibility for all regulatory activities performed under these agreements by FINRA. In addition, our options markets have entered into a joint agreement with the other options exchanges for conducting insider trading surveillance. Our SROs continue to monitor the activities conducted under the agreement and continue to have regulatory responsibility in this area.

Exchange Act Rule 17d-2 permits SROs to enter into agreements, commonly called Rule 17d-2 agreements, approved by the SEC with respect to enforcement of common rules relating to common members. Our SROs have entered into several such agreements under which we are relieved of regulatory responsibility:

•	agreements with FINRA covering the enforcement of common rules, the majority of which relate to the regulation of The NASDAQ Stock Market, NASDAQ OMX BX and the members of these exchanges;

•	joint industry agreements with FINRA and NYSE Regulation covering responsibility for enforcement of insider trading rules;

•	joint industry agreement with FINRA covering enforcement of rules related to cash equity sales practices and certain other non-market related rules; and

•	joint industry agreement covering enforcement of rules related to options sales practices.

Regulation NMS and Options Intermarket Linkage Plan. We are subject to Regulation NMS for our cash equities markets, and our options markets have joined the Options Intermarket Linkage Plan. These are designed to facilitate the routing of orders among exchanges to create a national market system as mandated by the Exchange Act. One of the principal purposes of a national market system is to assure that brokers may execute investors’ orders at the best market price. Both Regulation NMS and the Options Intermarket Linkage Plan require that exchanges avoid trade-throughs, locking or crossing of markets and provide market participants with electronic access to the best prices among the markets for the applicable cash equity or options order.

CFTC Regulation. With the acquisition of PHLX, we also acquired its subsidiary, NASDAQ OMX Futures Exchange, Inc. (formerly the Philadelphia Board of Trade), a designated contract market under the Commodity Exchange Act. As a designated contract market, NFX is subject to regulatory oversight by the U.S. Commodity Futures Trading Commission, or CFTC, an independent agency with the mandate to regulate commodity futures and option markets in the U.S. NFX currently lists futures contracts on stock indexes, foreign currencies and interest rate swaps. The National Futures Association, or NFA, provides certain regulatory services to NFX pursuant to a Regulatory Services Agreement. The CFTC also regulates IDCH, a derivatives clearing organization under the Commodity Exchange Act that is wholly owned by IDCG. IDCH clears interest rate swap futures contracts listed by NFX as well as interest rate swaps traded in the OTC market. NFA also provides regulatory services to IDCH.

European Regulation

Recent directives from the European Union have focused on harmonizing regulation with respect to financial services, listing and trading of securities and market abuse. Currently, there are proposals on regulation in relation to CCP services and OTC derivatives transactions. These are providing opportunities for companies such as ours. As the regulatory environment continues to change and related opportunities arise, we intend to use our position in the industry to continue product development, and ensure that the exchanges and clearinghouses that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic maintain favorable liquidity and offer efficient trading.

Confidence in capital markets is paramount for trading to function properly. NASDAQ OMX Nordic carries out market regulation through an independent unit that is separate from the business operations. The surveillance work is organized into two functions: one for the listing of instruments and surveillance of companies (issuer surveillance) and one for surveillance of trading (trading surveillance). The real-time trading surveillance for the Finnish, Icelandic, Danish and Swedish markets has been centralized to Stockholm. In Iceland, the surveillance activities are carried out by specially appointed persons. In addition, there are special personnel who carry out surveillance activities at each of the three Baltic exchanges. There are three surveillance committees at NASDAQ OMX Nordic, one at each NASDAQ OMX Nordic exchange in Sweden, Finland and Denmark. These committees have an advisory role in relation to surveillance matters. In Sweden and Finland, decisions to list new companies are made by the listing committees of the exchanges. In Denmark and Iceland, listing decisions are made by the President of the exchange, a duty delegated by the board of NASDAQ OMX Copenhagen and NASDAQ OMX Iceland, respectively.

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

The regulatory environment in the other Nordic and Baltic countries in which a NASDAQ OMX entity has a trading venue is broadly similar to the regulatory environment in Sweden. Since 2005, there has been a Memorandum of Understanding between the SFSA and the main supervisory authorities in Norway, Denmark and Finland, which looks to safeguard effective and comprehensive supervision of the exchanges comprising NASDAQ OMX Nordic and the systems operated by it, and to ensure a common supervisory approach.

Employees

As of December 31, 2010, NASDAQ OMX had 2,395 employees, including staff employed at consolidated entities where we have a controlling financial interest. Of the total employees, 1,313 were based in the U.S. and 1,082 were based outside of the U.S. None of our U.S. employees is subject to collective bargaining agreements or is represented by a union. Approximately 106 employees based in Denmark and Finland are covered by local union agreements.

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

Our website is www.nasdaqomx.com. Information on our website is not a part of this Form 10-K. We will make available free of charge on our website, or provide a link to, our Forms 10-K, Forms 10-Q and Forms 8-K and any amendments to these documents, that are filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. To access these filings, go to NASDAQ OMX’s website and click on “Investor Relations,” then click on “Financial Information,” and then click on “SEC Filings.”

We use our website, www.nasdaqomx.com, as a means of disclosing material non-public information and for complying with disclosure obligations under Regulation FD.

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

The liberalization and globalization of world markets has resulted in greater mobility of capital, greater international participation in local markets and more competition. As a result, both in the U.S. and in other countries, the competition among exchanges and other execution venues has become more intense. In the last several years, many marketplaces in both Europe and the United States have demutualized to provide greater flexibility for future growth. The securities industry also has experienced consolidation, creating a more intense competitive environment. Regulatory changes, such as MiFID, also have facilitated the entry of new participants in the EU that compete with our European exchanges. The regulatory environment, both in the U.S. and in Europe, is structured to maintain this environment of intense competition. In addition, a high proportion of business in the securities markets is becoming concentrated in a smaller number of institutions and our revenue may therefore become concentrated in a smaller number of customers.

We also compete globally with other regulated exchanges and markets, ATSs, MTFs and other traditional and non-traditional execution venues. Some of these competitors also are our customers. Our exchange competitors include NYSE Euronext, the London Stock Exchange, Deutsche Börse, the Tokyo Stock Exchange, and a number of other exchanges in the U.S. and around the world. These exchanges offer a range of services comparable to those offered by our exchanges and generally compete with us in providing trade executions, trade reporting, market data, listings, regulation, index, and technology services. Public ATSs in the U.S. and MTFs in Europe are broker-dealer operated systems that offer trade execution services, typically at very low cost. Our competitors include Burgundy MTF in the Nordics. In London, Chi-X, Turquoise and BATS MTFs offer pan-European execution services in competition with our Nordic exchanges. Other competing execution venues include broker-dealer owned systems such as dark-pools and internalization engines which may or may not be registered as ATSs or MTFs. Like ATSs and MTFs, these venues also compete with us by offering low cost executions and differ from public ATSs and MTFs in the degree of transparency they offer and in restrictions on who may access these systems.

Competitors may develop market trading platforms that are more competitive than ours. Competitors may enter into strategic partnerships, mergers or acquisitions that could make their trading, listings or data businesses more competitive than ours. In early 2011, the London Stock Exchange Group and the TMX Group and NYSE Euronext and Deutsche Börse AG announced proposed mergers that may affect our competitive position. If we are unable to compete successfully in this environment, our business, financial condition and operating results will be adversely affected.

Price competition has affected and could continue to affect our business.

The securities trading industry is characterized by intense price competition. We have in the past lowered prices, and in the U.S., increased rebates for trade executions to attempt to gain or maintain market share. These strategies have not always been successful and have at times hurt operating performance. Additionally, we have also been, and may once again be, required to adjust pricing to respond to actions by competitors, which could adversely impact operating results. We are also subject to potential price competition from new competitors and from new and existing regulated markets and MTFs. We also compete with respect to the pricing of market data and with respect to products for pre-trade book data and for post-trade last sale data. In the future, our competitors may offer rebates for quotes and trades on their systems. If we are unable to compete successfully in respect to the pricing of our services and products, our business, financial condition and operating results may be adversely affected.

A decline in trading volume will decrease our trading revenues.

Trading volume is directly affected by economic, political and market conditions, broad trends in business and finance, unforeseen market closures or other disruptions in trading, the level and volatility of interest rates, inflation, changes in price levels of securities and the overall level of investor confidence. In recent years, trading volumes across our markets have fluctuated significantly depending on market conditions and other factors beyond our control. Current initiatives being considered by regulators and governments, such as restrictions on high frequency trading, could have a material adverse effect on overall trading volumes. Because a significant percentage of our revenues is tied directly to the volume of securities traded on our markets, it is likely that a general decline in trading volumes would lower revenues and may adversely affect our operating results if we are unable to offset falling volumes through our pricing. Declines in trading volumes may also impact our market share or pricing structures and adversely affect our business and financial condition.

Our market share of trading has declined and may continue to decline.

Our matched market share in NASDAQ-listed securities executed on NASDAQ declined from 46.1% in 2007 to 28.6% in 2010 and our combined matched market share in all U.S.-listed securities executed on all of our platforms declined from 29.1% in 2007 to 22.2% in 2010. In addition, as a result of the adoption of MiFID, a number of MTFs have launched, thereby significantly increasing competition in Europe. As a result, our matched market share in securities listed on our exchanges comprising NASDAQ OMX Nordic and NASDAQ OMX Baltic has declined from 100% in 2007 to 75% in 2010.

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

Declines in market share could result in issuers viewing the value of a listing on our exchanges as less attractive, thereby adversely affecting our listing business. Also, declines in market share of NASDAQ-listed securities could lower NASDAQ’s share of tape pool revenues under the consolidated data plans, thereby reducing the revenues of our market data business.

Economic conditions and market factors, which are beyond our control, may adversely affect our business and financial condition.

Our business performance is impacted by a number of factors including general economic conditions, market volatility, and other factors that are generally beyond our control. Although access to credit markets has improved recently, a long-term continuation of challenging economic conditions is likely to negatively impact our business. Adverse market conditions could reduce customer demand for our services and the ability of our customers, lenders and other counterparties to meet their obligations to us. Poor economic conditions may result in a decline in trading volume, deterioration of the economic welfare of our listed companies and a reduction in the demand for our products, including our market data, indexes and market technology. Market volatility such as that seen with the “flash crash” on May 6, 2010 could drive investors away from cash equity markets. Trading volume is driven primarily by general market conditions and declines in trading volume may affect our market share and impact our pricing.

The number of listings on our markets is primarily influenced by factors such as investor demand, the global economy, available sources of financing, and tax and regulatory policies. Adverse conditions may jeopardize the ability of our listed companies to comply with the continued listing requirements of our exchanges.

Market data revenues also may be significantly affected by global economic conditions. Professional subscriptions to our market data are at risk if staff reductions occur in financial services companies, which could result in significant reductions in our market data professional user revenue. In addition, adverse market conditions may cause reductions in the number of non-professional investors with investments in the market.

A reduction in trading volumes, market share of trading, the number of our listed companies and a decline in market data revenue due to economic conditions or other market factors could adversely affect our business, financial condition and operating results.

Declines in the initial public offering market could have an adverse effect on our revenues.

The market for initial public offerings is dependent on the prosperity of companies and the availability of risk capital, both of which have been severely tested in recent years. Stagnation or decline in the initial public offering market will impact the number of new listings on The NASDAQ Stock Market and the exchanges comprising NASDAQ OMX Nordic and NASDAQ OMX Baltic, and thus our related revenues. We recognize revenue from new listings on The NASDAQ Stock Market on a straight-line basis over an estimated six-year service period. As a result, a stagnant market for initial public offerings could cause a decrease in deferred revenues for future years. Furthermore, as initial public offerings are typically actively traded following their offering date, a prolonged decrease in the number of initial public offerings could negatively impact the growth of our transactions revenues.

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

Our systems and operations also are vulnerable to damage or interruption from security breaches, data theft, human error, natural disasters, power loss, fire, sabotage, terrorism, computer viruses, intentional acts of vandalism and similar events. Given our position in the global securities industry, we may be more likely than other companies to be a direct target, or an indirect casualty, of such events. In February 2011, we announced that through our normal security monitoring systems, we detected suspicious files on our U.S. servers. The files were immediately removed and at this point there is no evidence that any customer information was accessed or acquired by third parties.

While we have programs in place to identify and minimize our exposure to vulnerabilities and work in collaboration with the technology industry to share corrective measures with our business partners, we cannot guarantee that such events will not occur in the future. Any system issue that causes an interruption in services, decreases the responsiveness of our services our otherwise affects our services could impair our reputation, damage our brand name and negatively impact our business, financial condition and operating results.

Regulatory changes and changes in market structure, especially in response to adverse financial conditions, could have a material adverse effect on our business.

In recent years, the securities trading industry and, in particular, the securities markets have been subject to significant regulatory changes. Moreover, in the past two years, the securities markets have been the subject of increasing governmental and public scrutiny in response to the global economic crisis and market volatility, such as that seen with the regulation of short selling and the “flash crash” on May 6, 2010.

During the coming year, it is likely that there will be significant changes in the regulatory environment in which we operate our businesses, although we cannot predict the nature of these changes or their impact on our business at this time. For example, in January 2010, the SEC published a concept release covering a wide range of market structure issues, and on May 6, 2010, cash equity markets experienced record volatility, which resulted in accelerated SEC rulemaking. Both events could result in regulation that could significantly change the competitive landscape. The European Parliament has begun a review of MiFID that could affect our operations in Europe. In addition, actions on any of the specific regulatory issues currently under review in the U.S. and Europe such as short selling, co-location, high-frequency trading, market halts, the market data business, derivatives clearing, market transparency, taxes on stock transactions, restrictions on proprietary trading by certain of our customers and other related proposals could have a material impact on our business.

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

We depend on the availability of adequate capital to maintain and develop our business. Although we believe that we can meet our current capital requirements from internally generated funds, cash on hand and available borrowings under our existing credit facilities, if the capital and credit markets experience volatility, access to capital or credit may not be available on terms acceptable to us or at all. Limited access to capital or credit in the future could have an impact on our ability to refinance debt, maintain our credit rating, meet our regulatory capital requirements, engage in strategic initiatives, make acquisitions or strategic investments in other companies or react to changing economic and business conditions. If we are unable to fund our capital or credit requirements, it could have an adverse effect on our business, financial condition and operating results.

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

Should we need to raise funds through issuing additional equity, our equity holders will suffer dilution. Should we need to raise funds through incurring additional debt, we may become subject to covenants even more restrictive than those contained in our existing credit facilities, the indentures governing our notes and our other debt instruments. Furthermore, if adverse economic conditions occur, we could experience decreased revenues from our operations which could affect our ability to satisfy financial and other restrictive covenants to which we are subject under our existing indebtedness.

Any reduction in our credit rating could increase the cost of our funding from the capital markets.

Our long-term debt is currently rated investment grade by two of the major rating agencies. These rating agencies regularly evaluate us and their ratings of our long-term debt are based on a number of factors, including our financial strength as well as factors not entirely within our control, including conditions affecting the financial services industry generally. There can be no assurance that we will maintain our current ratings. Our failure to maintain those ratings could adversely affect the cost and other terms upon which we are able to obtain funding and increase our cost of capital. A reduction in credit ratings would also result in increases in the cost of our outstanding debt as the interest rate on the outstanding amounts under our term loans and our 5.25% senior notes due 2018 fluctuates based on our credit ratings.

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

Additionally, since borrowings under our credit facilities bear interest at variable rates, any increase in interest rates on debt that we have not fixed using interest rate hedges will increase our interest expense and reduce our cash flow. Other than variable rate debt, we believe our business has relatively large fixed costs and low variable costs, which magnifies the impact of revenue fluctuations on our operating results. As a result, a decline in our revenue may lead to a relatively larger impact on operating results. A substantial portion of our operating expenses will be related to personnel costs, regulation and corporate overhead, none of which can be adjusted quickly and some of which cannot be adjusted at all. Our operating expense levels will be based on our expectations for future revenue. If actual revenue is below management’s expectations, or if our expenses increase before revenues do, both revenues less transaction rebates, brokerage, clearance and exchange fees and operating results would be materially and adversely affected. Because of these factors, it is possible that our operating results or other operating metrics may fail to meet the expectations of stock market analysts and investors. If this happens, the market price of our common stock may be adversely affected.

We are exposed to credit risk from third parties, including customers, counterparties and clearing agents.

We are exposed to credit risk from third parties, including customers, counterparties and clearing agents. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons.

We clear or stand as riskless principal to a range of equity-related and fixed-income-related derivative products, energy-related commodity products and resale and repurchase agreements. We assume the counterparty risk for all transactions that are cleared through our markets and guarantee that our cleared contracts will be honored. We enforce minimum financial and operational criteria for membership eligibility, require members and investors to provide collateral, and maintain established risk policies and procedures to ensure that the counterparty risks are properly monitored and pro-actively managed; however, none of these measures provides absolute assurance against experiencing financial losses from defaults by our counterparties on their obligations. No guarantee can be given that the collateral provided will at all times be sufficient. Although we maintain clearing capital resources to serve as an additional layer of protection to help ensure that we are able to meet our obligations, these resources may not be sufficient.

Our subsidiaries Nasdaq Execution Services and NASDAQ Options Services may be exposed to credit risk, due to the default of trading counterparties, in connection with the clearing and routing services they provide for our trading customers. System trades in cash equities routed to other market centers for members of The NASDAQ Stock Market are cleared by Nasdaq Execution Services, as a member of the National Securities Clearing Corporation, or NSCC. System trades in derivative contracts for the opening and closing cross and trades routed to other market centers are cleared by NASDAQ Options Services, as a member of the OCC. Pursuant to the rules of the NSCC and Nasdaq Execution Services’ clearing agreement, Nasdaq Execution Services is liable for any losses incurred due to counterparty or a clearing agent’s failure to satisfy its contractual obligations, either by making payment or delivering securities. Pursuant to the rules of the OCC and NASDAQ Options Services’ clearing agreement, NASDAQ Options Services is liable for any losses incurred due to counterparty or a clearing agent’s failure to satisfy its contractual obligations, either by making payment or delivering securities. Adverse movements in the prices of securities and derivative contracts that are subject to these transactions can increase our credit risk. Credit difficulties or insolvency, or the perceived possibility of credit difficulties or insolvency, of one or more larger or visible market participants could also result in market-wide credit difficulties or other market disruptions.

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

In connection with recent acquisitions and share repurchases, we incurred a significant amount of indebtedness. Our indebtedness as of December 31, 2010 was approximately $2.3 billion. We also may borrow up to an additional $250 million under a revolver that is part of our credit facilities.

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

Our business acquisitions typically result in the recording of goodwill and intangible assets, and the recorded values of those assets may become impaired in the future. As of December 31, 2010, goodwill totaled approximately $5.1 billion and intangible assets, net of accumulated amortization, totaled approximately $1.7 billion. The determination of the value of such goodwill and intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. Goodwill for our three reporting units are reviewed for impairment annually, or in interim periods if certain events occur indicating that the carrying value may be impaired. We test for impairment during the fourth quarter of our fiscal year using October 1st carrying values. We assess potential impairments to goodwill and intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Considerable management judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate cash flow. Our judgments regarding the existence of impairment indicators and future cash flows related to goodwill and intangible assets are based on operational performance of our acquired businesses, market conditions, relevant trading multiples of comparable companies, the trading price of our common stock and other factors. Although there are inherent uncertainties in this assessment process, the estimates and assumptions we use are consistent with our internal planning. However, disruptions to our business, such as economic weakness and unexpected significant declines in operating results of reporting units, may result in our having to perform a goodwill impairment test for some or all of our reporting units prior to the required annual assessment. These types of events and the resulting analysis could result in goodwill or intangible asset impairment charges in the future. For goodwill, if the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill is less than the carrying value. For indefinite-lived intangible assets, impairment exists if the carrying value of the intangible asset exceeds its fair value.

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

In addition, our registered broker-dealer subsidiaries are subject to regulation by the SEC, FINRA and other self-regulatory organizations. These subsidiaries are subject to regulatory requirements intended to ensure their general financial soundness and liquidity, which require that they comply with certain minimum capital requirements. The SEC and FINRA impose rules that require notification when a broker-dealer’s net capital falls below certain predefined criteria, dictate the ratio of debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the Uniform Net Capital Rule and NYSE and FINRA rules impose certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC, the NYSE and FINRA for certain withdrawals of capital. Any failure to comply with these broker-dealer regulations could have a material adverse effect on the operation of our business, financial condition and operating results.

Our non-U.S. business is subject to regulatory oversight in all the countries in which we operate regulated businesses, such as exchanges or CSDs. The countries in which we currently operate or share ownership in regulated businesses include Sweden, Finland, Denmark, Iceland, Estonia, Lithuania, Latvia, Norway, Armenia, Switzerland, the Netherlands and the United Kingdom. In all the aforementioned countries, we have received authorization from the relevant authorities to conduct our regulated business activities. The authorities may revoke this authorization if we do not suitably carry out our regulated business activities. The authorities are also entitled to request that we adopt measures in order to ensure that we continue to fulfill the authorities’ requirements.

Furthermore, we hold minority stakes in other regulated entities, and certain of our customers operate in a highly regulated industry. Regulatory authorities with jurisdiction over our non-U.S. entities could impose regulatory changes that could impact the ability of our customers to use our European exchanges. The loss of a significant number of customers or a reduction in trading activity on any of our European exchanges as a result of such changes could have a material adverse effect on our business, financial condition and operating results.

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

In addition, market participants may change their behavior in response to the Act and the expected regulations. For example, the Act’s prohibitions on proprietary trading and certain relationships with hedge funds and private equity funds may cause some of our major clients to curtail or eliminate their trading operations in advance of the effective date. To the extent that our existing customers and other market participants reduce the levels or restrict the nature of activity on our exchanges, our business, financial condition and operating results may be adversely affected. Furthermore, if the Act or any of the pending regulations are perceived as creating new burdensome legal and regulatory requirements on public companies in the U.S., it may decrease our ability to compete for listings with competitor exchanges in non-U.S. jurisdictions.

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

Our Nordic and Baltic exchanges also monitor trading and compliance with listing standards. They monitor the listing of cash equities and other financial instruments. The prime objective of such monitoring activities is to promote confidence in the exchanges among the general public and to ensure fair and orderly functioning markets. The monitoring functions within the exchanges comprising NASDAQ OMX Nordic and NASDAQ OMX Baltic are the responsibility of the surveillance departments or other surveillance personnel. The surveillance departments or personnel are intended to strengthen the integrity of and confidence in these exchanges and to avoid conflicts of interest. Any failure to diligently and fairly regulate the Nordic and Baltic exchanges could significantly harm our reputation, prompt scrutiny from regulators and adversely affect our business and reputation.

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

In the U.S., we are subject to oversight by the SEC, and our subsidiaries NFX and IDCH are subject to oversight by the CFTC. Our subsidiary NOCC has applied to register with the CFTC and is regulated as a power marketer by the Federal Energy Regulatory Commission (for transactions in every state but Texas) and the Public Utility Commission of Texas (for transactions in Texas). In the case of non-compliance with our obligations under the securities, commodities or other laws, we could be subject to investigation and judicial or administrative proceedings that may result in substantial penalties.

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

Some of our other liability risks arise under the laws and regulations relating to the insurance, tax, intellectual property, anti-money laundering, technology export, foreign asset controls and foreign corrupt practices areas. Liability could also result from disputes over the terms of a trade, claims that a system failure or delay cost a customer money, claims we entered into an unauthorized transaction or claims that we provided materially false or misleading statements in connection with a securities transaction. As we intend to defend any such litigation actively, significant legal expenses could be incurred. Although we carry insurance that may limit our risk of damages in some cases, we still may sustain losses that would affect our financial condition and results of operations.

Failure to attract and retain key personnel may adversely affect our ability to conduct our business.

Our future success depends, in large part, upon our ability to attract and retain highly qualified professional personnel. Competition for key personnel in the various localities and business segments in which we operate is intense. Our ability to attract and retain key personnel, in particular senior officers, will be dependent on a number of factors, including prevailing market conditions and compensation packages offered by companies competing for the same talent. There is no guarantee that we will have the continued service of key employees who we rely upon to execute our business strategy and identify and pursue strategic opportunities and initiatives. In particular, we may have to incur costs to replace senior officers or other key employees who leave, and our ability to execute our business strategy could be impaired if we are unable to replace such persons in a timely manner.

We are highly dependent on the continued services of Robert Greifeld, our Chief Executive Officer, and other senior officers and key employees who possess extensive financial markets knowledge and technology skills. We do not have employment agreements with some of these key senior officers. We do not maintain “key person” life insurance policies on any of our senior officers, managers, key employees or technical personnel. The loss of the services of these persons for any reason, as well as any negative market or industry perception arising from those losses, could have a material adverse effect on our business, financial condition and operating results.

Failure to protect our intellectual property rights, or allegations that we have infringed on the intellectual property rights of others, could harm our brand-building efforts and ability to compete effectively.

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

Third parties may assert intellectual property rights claims against us, which may be costly to defend, could require the payment of damages and could limit our ability to use certain technologies, trademarks or other intellectual property. Any intellectual property claims, with or without merit, could be expensive to litigate or settle and could divert management resources and attention. Successful challenges against us could require us to modify or discontinue our use of technology or business processes where such use is found to infringe or violate the rights of others, or require us to purchase licenses from third parties, any of which could adversely affect our business, financial condition and operating results.

Damage to our reputation or brand name could have a material adverse effect on our businesses.

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

•	the ability to execute our business plan, key initiatives or new business ventures and the ability to keep up with changing customer demand;

•	the quality of our disclosure controls or internal controls over financial reporting, including any failures in supervision;

•	extreme price volatility on our markets, such as that seen with the “flash crash” on May 6, 2010;

•	any negative publicity surrounding our listed companies; and

•	any misconduct, fraudulent activity or theft by our employees or other persons formerly or currently associated with us.

Damage to our reputation could cause some issuers not to list their securities on our exchanges, as well as reduce the trading volume on our exchanges or cause us to lose customers in our market data, index or market technology businesses. This, in turn, may have a material adverse effect on our business, financial condition and operating results.

We rely on third parties to perform certain functions, and our business could be adversely affected if these third parties fail to perform as expected.

We rely on third parties for regulatory, data center and other services. For example, we have a contractual arrangement with FINRA pursuant to which FINRA performs certain regulatory functions on our behalf. We also are highly reliant on third-party data centers provided by Verizon. To the extent that FINRA, Verizon or any other vendor or third-party service provider experiences difficulties, materially changes their business relationship with us or is unable for any reason to perform their obligations, our business or our reputation may be materially adversely affected.

We also rely on members of our trading community to maintain markets and add liquidity. To the extent that any of our largest members experiences difficulties, materially changes their business relationship with us or is unable for any reason to perform market making activities, our business or our reputation may be materially adversely affected.

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

Future acquisitions, investments, partnerships and joint ventures may require significant resources and/or result in significant unanticipated losses, costs or liabilities.

Over the past several years, acquisitions have been significant factors in our growth. Although we cannot predict our rate of growth as the result of acquisitions with complete accuracy, we believe that additional acquisitions and investments or entering into partnerships and joint ventures will be important to our growth strategy. Many of the other potential purchasers of assets in our industry have greater financial resources than we have. Therefore, we cannot be sure that we will be able to complete future acquisitions on terms favorable to us.

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

Our non-U.S. business operates in various international markets, particularly emerging markets, that are subject to greater political, economic and social uncertainties than developed countries.

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

In our technology operations, we have invested substantial amounts in the development of system platforms and in the rollout of our platforms. Although investments are carefully planned, there can be no assurance that the demand for such platforms will justify the related investments and that the future levels of transactions executed on these platforms will be sufficient to generate an acceptable return on such investments. If we fail to generate adequate revenue from planned system platforms, or if we fail to do so within the envisioned timeframe, it could have an adverse effect on our results of operations and financial condition.

Because we have operations in several countries, we are exposed to currency risk.

We have operations in the U.S., the Nordic and Baltic countries, Australia and many other foreign countries. We therefore have significant exposure to exchange rate movements between the Euro, Swedish Krona, Danish Krone, Norwegian Krone, Australian dollar and other foreign currencies towards the U.S. dollar. Significant inflation or disproportionate changes in foreign exchange rates with respect to one or more of these currencies could occur as a result of general economic conditions, acts of war or terrorism, changes in governmental monetary or tax policy or changes in local interest rates. These exchange rate differences will affect the translation of our non-U.S. results of operations and financial condition into U.S. dollars as part of the preparation of our consolidated financial statements.

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

Sales of a substantial number of shares of our common stock in the public markets, or the perception that these sales might occur, could cause the market price of our common stock to decline or could impair our ability to raise capital through a future sale of, or pay for acquisitions using, our equity securities. As of December 31, 2010, there were 175,782,683 shares of our common stock outstanding. All of our common stock is freely transferable, except shares held by our “affiliates,” as defined in Rule 144 under the Securities Act.

The number of freely transferable shares of our common stock will increase upon any exercise of outstanding options pursuant to our stock compensation and stock award plan for our employees. There were 6.1 million options exercisable as of December 31, 2010 at a weighted average exercise price of $13.19.

It is our intent and policy to settle the principal amounts of our 2.50% convertible notes in cash, which will not impact the number of shares of our common stock. However, we have the option to settle the conversion premium in shares of our common stock or cash. The conversion rate will initially be 18.1386 shares of common stock per $1,000 principal amount of notes, which is equivalent to a conversion price of $55.13 per share of common stock.

Provisions of our certificate of incorporation, by-laws, exchange rules (including provisions included to address SEC concerns) and Delaware law could delay or prevent a change in control of us and entrench current management.

Our organizational documents place restrictions on the voting rights of certain stockholders. The holders of our common stock are entitled to one vote per share on all matters to be voted upon by the stockholders except that no person may exercise voting rights in respect of any shares in excess of 5% of the then outstanding shares of our common stock. Any change to the 5% voting limitation would require SEC approval.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following is a description of our principal properties.

Location	Use	Size (approximate, in square feet)	Type of possession
New York, New York	Location of MarketSite	38,000	Lease
New York, New York	U.S. headquarters	115,000	Subleased from FINRA with 17,931 square feet leased back to FINRA
New York, New York	General office space	53,000	Subleased to third parties
New York, New York	General office space	48,000	Lease
Philadelphia, Pennsylvania	Location of NASDAQ OMX PHLX	147,000	Lease
Rockville, Maryland	General office space	78,000	Lease
Shelton, Connecticut	General office space	29,000	Lease
Stockholm, Sweden	European headquarters	366,000	Lease
London, England	General office space	71,000	Lease
Helsinki, Finland	General office space	20,000	Lease
Copenhagen, Denmark	General office space	29,000	Lease

We also maintain local headquarters in each of the other European countries where we operate an exchange and office space in countries in which we conduct sales and operations, including Armenia, Australia, Canada, China, Estonia, Hong Kong, Iceland, Italy, Japan, Latvia, Lithuania, Norway, Singapore and United Arab Emirates.

In addition to the above, we currently lease administrative, sales and disaster preparedness facilities in California, Illinois, Massachusetts, Oregon and Washington, DC.

Generally, our properties are not earmarked for use by a particular segment; instead, most of our properties are used by two or more segments. We believe the facilities we occupy are adequate for the purposes for which they are currently used and are well-maintained. As of December 31, 2010, approximately 200,000 square feet of space was available for sublease.

Item 3. Legal Proceedings.

We are not currently a party to any litigation that we believe could have a material adverse effect on our business, financial condition or operating results. However, from time to time, we have been threatened with, or named as a defendant in, lawsuits or involved in regulatory proceedings.

Item 4. (Removed and Reserved).

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

The following chart lists the quarterly high and low sales prices for shares of our common stock for fiscal years 2010 and 2009. These prices are between dealers and do not include retail markups, markdowns or other fees and commissions and may not represent actual transactions.

	High	Low
Fiscal 2010
Fourth quarter	$24.34	$19.07
Third quarter	20.54	17.18
Second quarter	23.11	17.54
First quarter	21.33	17.87
Fiscal 2009
Fourth quarter	$21.02	$17.63
Third quarter	23.24	18.71
Second quarter	22.93	17.51
First quarter	27.39	18.35

As of February 10, 2011, we had approximately 880 holders of record of our common stock. As of February 10, 2011, the closing price of our common stock was $27.82. Our credit facilities limit our ability to pay dividends. Before our credit facilities were in place, it was not our policy to declare or pay cash dividends on our common stock.

Issuer Purchases of Equity Securities

Share Repurchase Program

During 2010, our board of directors approved a share repurchase program authorizing NASDAQ OMX to repurchase in the aggregate up to $797 million of our outstanding common stock which includes the authorization for the repurchase of our common stock from Borse Dubai, discussed below. Prior to our share repurchase from Borse Dubai, during the first nine months of 2010, we repurchased 15,050,647 shares of our common stock at an average price of $19.95 with an aggregate purchase price of $300 million.

In December 2010, we purchased 22,781,000 shares of our common stock from Borse Dubai for $21.82 per share with an aggregate purchase price of approximately $497 million. This share purchase from Borse Dubai expanded, accelerated and completed the purchase of our shares pursuant to our previously announced share repurchase program.

Employee Transactions

In addition to our share repurchase program, during the fiscal quarter ended December 31, 2010 we also purchased shares from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants.

The table below represents repurchases made by or on behalf of us or any “affiliated purchaser” of our common stock during the fiscal quarter ended December 31, 2010:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
October 2010
Share repurchase program	—	$—	—	$250
Employee transactions	2,118	$19.76	N/A	N/A

November 2010
Share repurchase program	—	$—	—	$250
Employee transactions	170	$21.54	N/A	N/A

December 2010
Share repurchase program	22,781,000	$21.82	22,781,000	$—
Employee transactions	126,212	$22.71	N/A	N/A

Total Fiscal Quarter Ended December 31, 2010
Share repurchase program	22,781,000	$21.82	22,781,000	$—

Employee transactions	128,500	$22.66	N/A	N/A

PERFORMANCE GRAPH

The following graph compares the total return of our common stock with certain indices and a peer group. These include the NASDAQ Composite Stock Index and the Standard & Poor’s, or S&P, 500 Stock Index as well as the peer group. The peer group includes the CME Group Inc., Deutsche Börse AG, Intercontinental Exchange Inc., LSE, and NYSE Euronext. Information for the indices and the peer group is provided from December 31, 2005 through December 31, 2010. The figures represented below assume an initial investment of $100 in the common stock or index at the closing price on December 31, 2005 and the reinvestment of all dividends.

	12/05	12/06	12/07	12/08	12/09	12/10
The NASDAQ OMX Group, Inc.	100.00	87.52	140.68	70.24	56.34	67.45
NASDAQ Composite	100.00	111.74	124.67	73.77	107.12	125.93
S&P 500	100.00	115.80	122.16	76.96	97.33	111.99
Peer Group	100.00	174.16	270.69	89.99	121.79	121.67

Item 6. Selected Financial Data.

On February 27, 2008, Nasdaq and OMX AB combined their businesses and Nasdaq was renamed The NASDAQ OMX Group, Inc. Under the purchase method of accounting, Nasdaq was treated as the accounting and legal acquirer in the business combination with OMX AB. We also completed our acquisitions of PHLX in July 2008, BSX in August 2008, certain businesses of Nord Pool in October 2008, the assets of North American Energy Credit and Clearing Corp. in March 2010, Nord Pool in May 2010, SMARTS in August 2010, as well as FTEN and ZVM in December 2010. These acquisitions also have been treated as purchases for accounting purposes, with NASDAQ OMX treated as the acquirer. Additionally, we purchased a majority stake in IDCG in December 2008 and a 22% equity interest in EMCF in January 2009. The financial results of these transactions are included in the consolidated financial results beginning on the date of each acquisition or strategic initiative.

The following table sets forth selected financial data on a historical basis for NASDAQ OMX. The following information should be read in conjunction with the consolidated financial statements and notes thereto of NASDAQ OMX included elsewhere in this Form 10-K.

Selected Financial Data

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in millions, except share and per share amounts)
Statements of Income Data:
Total revenues(1)	$3,197	$3,411	$3,650	$2,436	$1,658
Cost of revenues(1)	(1,675)	(1,958)	(2,190)	(1,624)	(971)

Revenues less transaction rebates, brokerage, clearance and exchange fees	1,522	1,453	1,460	812	687
Total operating expenses	891	850	820	447	467
Operating income	631	603	640	365	220
Net income attributable to NASDAQ OMX	395	266	314	518	128
Net income applicable to common stockholders	394	266	314	518	127
Basic and diluted earnings per share:
Basic earnings per share	$1.94	$1.30	$1.65	$4.47	$1.22

Diluted earnings per share	$1.91	$1.25	$1.55	$3.46	$0.95

Weighted-average common shares outstanding for earnings per share:
Basic	202,975,623	204,698,277	190,362,605	116,064,240	104,311,040
Diluted	206,514,655	214,537,907	204,514,862	152,528,691	144,228,855

	December 31,
	2010	2009	2008	2007	2006
	(in millions)
Balance Sheets Data:
Cash and cash equivalents and financial investments(3)	$568	$902	$601	$1,325	$1,950
Total assets(2)	16,207	10,722	12,752	2,979	3,716
Total long-term liabilities(3)	3,247	2,909	3,372	360	1,798
Total equity	4,729	4,944	4,303	2,208	1,457

(1)	We record execution revenues from transactions on a gross basis in revenues and record related expenses as cost of revenues.
(2)

At December 31, 2010, total assets included resale agreements, at contract value of $3.4 billion. In September 2010, we launched a clearing service for the resale and repurchase agreement market. See “Resale and Repurchase Agreements, at Contract Value,” of Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements for further discussion.

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

Overview

We are a leading global exchange group that delivers trading, clearing, exchange technology, securities listing, and public company services across six continents. Our global offerings are diverse and include trading and clearing across multiple asset classes, market data products, financial indexes, capital formation solutions, financial services and market technology products and services. Our technology powers markets across the globe, supporting cash equity trading, derivatives trading, clearing, settlement and many other functions.

On February 27, 2008, Nasdaq and OMX AB combined their businesses and Nasdaq was renamed The NASDAQ OMX Group, Inc. Under the purchase method of accounting, Nasdaq was treated as the accounting and legal acquirer in the business combination with OMX AB. We also completed our acquisitions of PHLX in July 2008, BSX in August 2008, certain businesses of Nord Pool in October 2008, the assets of North American Energy Credit and Clearing Corp. in March 2010, Nord Pool in May 2010, SMARTS in August 2010, as well as FTEN and ZVM in December 2010. These acquisitions also have been treated as purchases for accounting purposes, with NASDAQ OMX treated as the acquirer. Additionally, we purchased a majority stake in IDCG in December 2008 and a 22% equity interest in EMCF in January 2009. The financial results of these transactions are included in the consolidated financial results beginning on the date of each acquisition or strategic initiative.

Financial Highlights

The comparability of our operating results for the year ended December 31, 2009 to the same period in 2008 is significantly impacted by our business combination with OMX AB as well as the acquisition of PHLX and the acquisition of Nord Pool’s derivatives, clearing and consulting subsidiaries. In our discussion and analysis of results of operations, we have quantified the contribution of additional revenues or expenses resulting from the operations of OMX, NASDAQ OMX PHLX and NASDAQ OMX Commodities wherever such amounts were material. While identified amounts may provide indications of general trends, the analysis cannot completely address the effects attributable to integration efforts.

In addition, fluctuations in the value of foreign currencies relative to the U.S. dollar impacted our operating results. Impacts associated with fluctuations in foreign currency are discussed in more detail under “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.” For the year ended December 31, 2010, approximately 33.9% of our revenues less transaction rebates, brokerage, clearance and exchange fees and 26.4% of our operating income were derived in currencies other than the U.S. dollar, primarily the Swedish Krona, Euro, Norwegian Krone and Danish Krone.

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

The following summarizes significant changes in our financial performance for the year ended December 31, 2010 when compared with the same period in 2009:

•

Revenues less transaction rebates, brokerage, clearance and exchange fees increased $69 million, or 4.7%, to $1,522 million in 2010, compared with $1,453 million in 2009, reflecting an operational increase in revenues of $52 million and a favorable impact from foreign exchange of $17 million. The increase in operational revenues was primarily due to:

•	an increase in total derivative trading and clearing revenues less transaction rebates, brokerage, clearance and exchange fees of $38 million;

•	an increase in access services revenues of $29 million;

•	an increase in total cash equity revenues less transaction rebates, brokerage, clearance and exchange fees of $9 million;

•	an increase in global index group revenues of $8 million; and

•	an increase in global listings services revenues of $6 million, partially offset by;

•	a decrease in broker service revenues of $18 million;

•	a decrease in market data revenues of $13 million;

•	a decrease in other market services revenues of $5 million; and

•	a decrease in market technology revenues of $1 million.

•

Operating expenses increased $41 million, or 4.8%, to $891 million in 2010, compared with $850 million in 2009, reflecting an increase in operating expenses of $27 million and an unfavorable impact from foreign exchange of $14 million. The operational increase in operating expenses was primarily due to an increase in general, administrative and other expense of $29 million primarily due to a pre-tax charge of $40 million incurred in January 2010 as a result of the repayment of our senior secured credit facilities in place as of December 31, 2009, partially offset by asset retirements of $10 million in 2009 related to obsolete technology assets.

•	Loss on divestiture of businesses was $11 million in 2010. This charge was due to our decision to close the businesses of both NEURO and Agora-X during the second quarter of 2010.

•

Net income from unconsolidated investees was $2 million in 2010, compared with a net loss of $107 million in 2009. The net loss for 2009 is primarily due to $87 million of impairment charges ($82 million on our NASDAQ Dubai investment and $5 million on our Agora-X investment), as well as a $19 million loss related to the sale of our share capital in Orc Software AB, or Orc.

•

Gain on sales of businesses was $12 million in 2009 and was related to the sale of substantially all of our Carpenter Moore insurance agency business for a gain of $7 million and the sale of our Broker Services operations in the United Kingdom for a gain of $5 million.

•

Debt conversion expense was $25 million in 2009 and was related to the conversion of most of our 3.75% convertible notes into common stock. The $25 million expense included a cash inducement of $9 million, the then present value of series A convertible preferred stock issued totaling $15 million, and debt issuance and other costs of $1 million.

These current and prior year items are discussed in more detail below.

Business Environment

We serve listed companies, market participants and investors by providing high quality cash equity, derivative and commodities markets, thereby facilitating economic growth and corporate entrepreneurship. We also provide market technology to exchanges and markets around the world. In broad terms, our business performance is impacted by a number of drivers including macroeconomic events affecting the risk and return of financial assets, investor sentiment, government and private sector demands for capital, the regulatory environment for capital markets, and changing technology in the financial services industry. Our future revenues and net income will continue to be influenced by a number of domestic and international economic trends including:

•	Trading volumes, particularly in U.S. and Nordic cash equity and derivative securities, which are driven primarily by overall macroeconomic conditions;

•

The number of companies seeking equity financing, which is affected by factors such as investor demand, the global economy, availability of diverse sources of financing as well as tax and regulatory policies;

•	The emergence of new market participants seeking opportunities in the recovering global economy;

•	The steady optimism of our technology customers about the outlook for capital markets and economic stability;

•	Continuing pressure in transaction fee pricing due to intense competition in the U.S. and Europe;

•	Competition for listings and trading related to pricing, product features and service offerings;

•	Regulatory changes imposed upon certain types of instruments, transactions, or capital market participants; and

•	Technological advancements and members’ demand for speed, efficiency, and reliability.

Currently our business drivers are defined by investors’ cautious outlook about the pace of global economic recovery, and governments’ ability to fund their sovereign debt. The lack of confidence in the prospects for growth results in sporadic increases in the level of market volatility and lackluster trading volume. Additional impacts on our business drivers include the international enactment and implementation of new legislative and regulatory initiatives, and the continued rapid evolution and deployment of new technology in the financial services industry. The business environment that influenced our financial performance for the full year 2010 may be characterized as follows:

•

A considerable increase in the pace of new equity issuance relative to a historically slow 2009 in the U.S. with 89 IPOs on The NASDAQ Stock Market, up from 33 in 2009. IPO activity also increased in the Nordics with 11 IPOs on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic;

•	Matched share volume for all our U.S. markets decreased 16.2% relative to 2009 driven by a significant decline in overall U.S. volume and a modest decline in our market share;

•

A 34.1% increase relative to 2009 in the number of cash equity transactions on our Nordic and Baltic exchanges driven by increased levels of participant trading as participants increasingly adopt algorithmic trading;

•	A 1.6% increase relative to 2009 in the SEK value of cash equity transactions on our Nordic and Baltic exchanges resulting from increased volume levels and higher 12-month equity valuations;

•

Growth of 30.1% experienced by our Nordic and Baltic exchanges relative to 2009 in the number of traded and cleared equity and fixed-income contracts (excluding EDX and Eurex) driven by an increase in the number of derivative exchange members and increased market share in competitively listed products;

•

Intense competition among U.S. exchanges for both cash equity trading volume and listings, and strong competition between multilateral trading facilities and exchanges in Europe for equity trading volume;

•	Globalization of exchanges, customers and competitors extending the competitive horizon beyond national markets; and

•

Market trends requiring continued investment in technology to meet customers’ demands for speed, capacity, and reliability as markets adapt to a global financial industry, as increasing numbers of new companies are created, and as emerging countries show ongoing interest in developing their financial markets.

2011 Outlook

We launched several strategic initiatives during 2010 which should benefit us during the challenging economic environment anticipated for 2011. For the third year in a row, more share value traded on The NASDAQ Stock Market than on any other single cash equities exchange in the world. Our platform continues to stand out as a reliable, flexible, and high capacity system delivering high levels of execution quality and speed under even extremely demanding market conditions. We continued to expand the application of our U.S. INET trading system with the successful launch of a new cash equities trading platform, NASDAQ OMX PSX, in 2010. The NASDAQ OMX PSX model prioritizes trading according to price and order size, thereby offering an exchange alternative to institutional and block traders. The standout performance and flexibility of our technology has enabled us to enter new markets with a low cost and highly regarded platform offering strong performance to both existing and new clients and creating additional sales opportunities for both our Transactions Services and Market Data businesses.

Our 2009 experiences with launching INET technology on our U.S. exchanges continued in 2010 with the NASDAQ OMX PSX cash equities market. Internationally, we developed and launched Genium INET for the NASDAQ OMX Nordic and NASDAQ OMX Baltic exchanges. By using NASDAQ OMX high performance systems in our major exchanges, the flexibility of INET and Genium INET technology has been demonstrated in both the U.S. and in Europe. The Australian Stock Exchange became our first Genium INET customer in late 2010 and we anticipate that the Singapore Stock Exchange will introduce their Genium INET based platform during 2011.

We expect global markets to continue to be marked by significant change in 2011. These changes will be driven primarily by regulatory initiatives in the U.S. and Europe as legislation created in the aftermath of the financial crisis is implemented and as the industry reacts to those initiatives. We expect that cash equities markets will continue to fragment into additional venues and trading will continue to migrate from exchanges to OTC systems. Conversely, trading in OTC derivatives will begin to move onto exchanges and other public execution facilities. Our investment in IDCG creates an opportunity for entering the clearing business for interest rate swap products.

Throughout 2010 there were signs of a recovery in the IPO market and we expect the demand for public equity capital from companies experiencing the return of global economic growth to support further increases in the number of IPOs. Furthermore, an improved outlook for equity investments and the number of private companies seeking capital is expected to add to the IPO pipeline in 2011. We continue to leverage the opportunities in market data brought about by the breadth of NASDAQ OMX’s data distribution capabilities by offering new data products to our customer base and by strengthening our direct relationships with those customers.

We believe that the year ahead will be positive for our business drivers and our operations as the global economy slowly recovers. We believe that our aggressive steps in meeting our cost, revenue, and technology objectives over the last three years will enable us to benefit from improving economic conditions in 2011. We will continue to look for opportunities to further diversify our business with enhanced product offerings and/or acquisitions that are complementary to our existing businesses.

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

•

The Issuer Services segment includes our Global Listing Services and the Global Index Group businesses. The companies listed on The NASDAQ Stock Market, our Nordic and Baltic exchanges and NASDAQ OMX First North represent a diverse array of industries. This diversity of companies listed on NASDAQ OMX markets allows us to develop industry-specific and other indexes that we use to develop and license NASDAQ OMX branded indexes, associated derivatives and index products as part of our Global Index Group. The Global Listing Services business also includes our Corporate Solutions business.

•

The Market Technology segment delivers technology and services to marketplaces, brokers and regulators throughout the world. Market Technology provides technology solutions for trading, clearing, settlement, and information dissemination, and also offers facility management integration, surveillance solutions and advisory services.

Our management allocates resources, assesses performance and manages these businesses as three separate segments. See Note 18, “Segments,” to the consolidated financial statements for further discussion.

Sources of Revenues and Cost of Revenues

Market Services Revenues

Transaction Services

U.S. Cash Equity Trading

U.S. cash equity trading revenues are variable, based on individual customer share volumes, and recognized as transactions occur. We charge transaction fees for executing cash equity trades in NASDAQ-listed and other listed securities on The NASDAQ Stock Market, NASDAQ OMX BX and NASDAQ OMX PSX as well as on orders that are routed to other market venues for execution.

For The NASDAQ Stock Market and NASDAQ OMX PSX we credit a portion of the per share execution charge to the market participant that provides the liquidity and for NASDAQ OMX BX we credit a portion of the per share execution charge to the market participant that takes the liquidity. We record these credits as transaction rebates which are included in cost of revenues in the Consolidated Statements of Income. These transaction rebates are paid on a monthly basis and the amounts due are included in accounts payable and accrued expenses in the Consolidated Balance Sheets. Also, we pay Section 31 fees to the SEC for supervision and regulation of securities markets. We pass these costs along to our customers through our cash equity trading fees. We collect the fees as a pass-through charge from organizations executing eligible trades on NASDAQ’s, NASDAQ OMX BX’s and NASDAQ OMX PSX’s platforms and we recognize these amounts in cost of revenues when invoiced. Section 31 fees received are included in cash and cash equivalents in the Consolidated Balance Sheets at the time of receipt and, as required by law, the amount due to the SEC is remitted semiannually and recorded as Section 31 fees payable to the SEC in the Consolidated Balance Sheets until paid. Since the amount recorded in revenues is equal to the amount recorded in cost of revenues, there is no impact on our revenues less transaction rebates, brokerage, clearance and exchange fees. As we hold the cash received until payment to the SEC, we earn interest income on the related cash balances.

European Cash Equity Trading

We charge transaction fees for executing trades on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic. The transaction fee for executing trades on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic is charged per executed order and as per value traded.

U.S. Derivative Trading and Clearing

U.S. derivative trading and clearing revenues are variable, based on traded and cleared volumes, and recognized when executed or when contacts are cleared. The principal types of derivative contracts traded on

NASDAQ OMX PHLX and The NASDAQ Options Market are equity options, ETF options, index options and currency options. In the U.S., we also operate NFX, which offers trading for currency futures and other financial futures.

Similar to U.S. cash equity trading, we credit a portion of the per share execution charge to the market participant that provides the liquidity and record the transaction rebate as a cost of revenues in the Consolidated Statements of Income. Also, we pay Section 31 fees to the SEC for supervision and regulation of securities markets. See “U.S. Cash Equity Trading” above for further discussion.

Through NOCC, we engage in riskless principal trading of OTC power and gas contracts. Revenues are based on notional amounts or volume of power and gas transacted and/or delivered and are recognized upon settlement of the contracts.

European Derivative Trading and Clearing

European derivative trading and clearing revenues are also variable, based on the volume of traded and cleared contracts, and recognized when executed or when contracts are cleared. Derivative trading and clearing is conducted on NASDAQ OMX Stockholm and NASDAQ OMX Copenhagen. The principal types of derivative contracts traded are stock options and futures, index options and futures, fixed-income options and futures and stock loans. On NASDAQ OMX Stockholm, we offer clearing services for fixed-income options and futures, stock options and futures and index options and futures, by serving as the CCP. In doing so, we guarantee the completion of the transaction and market participants can thereby limit their counterparty risk. We also act as the counterparty for certain OTC contracts.

On NASDAQ OMX Stockholm, we also offer clearing services for resale and repurchase agreements. Clearing revenues for resale and repurchase agreements are based on the value and length of the contract and are recognized when cleared.

European derivative trading and clearing revenues also include clearing revenues for commodities. NASDAQ OMX Commodities provides access to the world’s largest power derivatives markets and one of Europe’s largest carbon markets. NASDAQ OMX Commodities offers international power derivatives and carbon products, operates a clearing business and offers consulting services to commodities markets globally. Our clearing revenues from trading transactions on Nord Pool are variable, based on cleared volume, and recognized when contracts are cleared. We also generate clearing revenues for contracts traded on the OTC derivative market which are also recognized when contracts are cleared. In addition, European derivatives revenues include annual renewal fees. Each January, NASDAQ OMX Commodities members are billed an annual fee which is recognized ratably over the following 12-month period.

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

Net U.S. Tape Plans

Revenues from U.S. tape plans include eligible UTP Plan revenues which are shared among UTP Plan participants. Under the revenue sharing provision of the UTP Plan, we are permitted to deduct costs associated with acting as the exclusive Securities Information Processor from the total amount of tape fees collected. After these costs are deducted from the tape fees, we distribute to the respective UTP Plan participants, including The NASDAQ Stock Market, NASDAQ OMX BX and NASDAQ OMX PSX, their share of tape revenues based on a formula, required by Regulation NMS that takes into account both trading and quoting activity. In addition, all quotes and trades in NYSE- and NYSE Amex-listed securities are reported and disseminated in real time, and as such, we share in the tape revenues for information on NYSE- and NYSE Amex-listed securities. Revenues from net U.S. tape plans are recognized on a monthly basis.

U.S. Market Data Products

We collect, process and create information and earn revenues as a distributor of our own data, as well as select third-party content. We provide varying levels of quote and trade information to market participants and to data distributors, who in turn sell subscriptions for this information. We earn revenues primarily based on the number of data subscribers and distributors of our data. U.S. Market Data revenues are recognized on a monthly basis. These revenues, which are subscription based, are recorded net of amounts due under revenue sharing arrangements with market participants.

European Market Data Products

European Market Data revenues are based on the trading information from the exchanges that comprise NASDAQ OMX Nordic, NASDAQ OMX Baltic and NASDAQ OMX Commodities for four classes of securities: cash equities, bonds, derivatives and commodities. We provide varying levels of quote and trade information to market participants and to data distributors, who in turn provide subscriptions for this information. Revenues from European market data are subscription-based, are generated primarily based on the number of data subscribers and distributors of our data and are recognized on a monthly basis.

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

In November 2009, we sold our Broker Services operations in the United Kingdom to TD Waterhouse and recorded a gain of $5 million which is included in gain on sales of businesses in the Consolidated Statements of Income for the year ended December 31, 2009. The sale of our Broker Services operations in the United Kingdom will not have a material impact on our future consolidated results of operations.

Issuer Services Revenues

Global Listing Services

Listing Services revenues in the U.S. include annual renewal fees, listing of additional shares fees and initial listing fees. Annual renewal fees are recognized ratably over the following 12-month period. Listing of additional shares fees and initial listing fees are recognized on a straight-line basis over estimated service periods, which are four and six years, respectively, based on our historical listing experience and projected future listing duration. European listing fees, which are comprised of revenues derived from annual fees received from companies listed on our Nordic and Baltic exchanges and NASDAQ OMX First North, are directly related to the listed companies’ market capitalization on a trailing 12-month basis. These revenues are recognized ratably over the following 12-month period.

Global Listing Services revenues also include fees from Corporate Solutions. Our Corporate Solutions business provides customer support services, products and programs to companies, including companies listed on our exchanges. Revenues primarily include subscription income from Shareholder.com and Directors Desk, fees from GlobeNewswire and revenues from Corporate Solutions Nordic. Prior to October 2009, Corporate Solutions revenues also included commission income from our Carpenter Moore insurance agency business. In October 2009, we sold substantially all of our Carpenter Moore insurance agency business and recorded a gain of $7 million, which is included in gain on sales of businesses in the Consolidated Statements of Income for the year ended December 31, 2009. The sale of our Carpenter Moore business will not have a material impact on our future consolidated results of operations.

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

Market Technology Revenues

The Market Technology segment delivers technology and services to marketplaces, brokers and regulators throughout the world. Market Technology provides technology solutions for trading, clearing, settlement, and information dissemination, and also offers facility management integration, surveillance solutions and advisory services.

Revenues are derived from the following primary sources: licensing, support and facility management revenues, delivery project revenues, as well as change request, advisory and broker surveillance revenues.

We enter into multiple-element sales arrangements to provide technology solutions and services to our customers. In order to recognize revenues associated with each individual element of a multiple-element sales arrangement separately, we are required to establish the existence of Vendor Specific Objective Evidence, or VSOE, of fair value for each element. When VSOE for individual elements of an arrangement cannot be established, revenue is generally deferred and recognized over either the final element of the arrangement or the entire term of the arrangement for which the services will be delivered.

License and support revenues are derived from the system solutions developed and sold by NASDAQ OMX that are generally entered into in multiple-element sales arrangements. After we have developed and sold a system solution, the customer licenses the right to use the software and may require post contract support and other services. Facility management revenues are also generally entered into in multiple-element sales arrangements and are derived when NASDAQ OMX assumes responsibility for the continuous operation of a system platform for a customer and receives facility management revenues which can be both fixed and volume-based. Revenues for license, support and facility management services are generally deferred and recognized over either the final element of the arrangement or the entire term of the arrangement for which the services will be delivered. We record the deferral of revenue associated with multiple-element sales arrangements in deferred revenue and non-current deferred revenue and the deferral of costs in other current assets and other assets in the Consolidated Balance Sheets.

Delivery project revenues are derived from the installation phase of the system solutions developed and sold by NASDAQ OMX. The majority of our delivery projects involve individual adaptations to the specific requirements of the customer, such as those relating to functionality and capacity. We may customize our software technology and make significant modifications to the software to meet the needs of our customers, and as such, we account for these arrangements under contract accounting. Under contract accounting, when VSOE for valuing certain elements of an arrangement cannot be established, total revenues, as well as costs incurred, are deferred until the customization and significant modifications are complete and are then recognized over the post contract support period. We record the deferral of this revenue in deferred revenue and non-current deferred revenue and the deferral of costs in other current assets and other assets in the Consolidated Balance Sheets.

Change request revenues include customer specific adaptations and modifications of the system solution sold by NASDAQ OMX after delivery has occurred. Change request revenues are recognized in revenue when earned. Advisory services are designed to support our customers’ strategies and help them with critical decisions in a highly demanding business environment. Advisory services revenues are recognized in revenue when earned. Broker surveillance revenues are derived from surveillance solutions targeting brokers and regulators throughout the world. Broker surveillance revenues are subscription based and are recognized in revenue when earned.

NASDAQ OMX’s Operating Results

Key Drivers

The following table includes key drivers for our Market Services, Issuer Services, and Market Technology segments. In evaluating the performance of our business, our senior management closely watches these key drivers.

	Year Ended December 31,
	2010	2009	2008
Market Services
Cash Equity Trading
NASDAQ securities
Average daily share volume (in billions)	2.19	2.24	2.28
Matched market share executed on NASDAQ	28.6%	33.0%	43.2%
Matched market share executed on NASDAQ OMX BX	2.9%	1.4%	—
Market share reported to the FINRA/NASDAQ Trade Reporting Facility(1)	35.5%	36.6%	22.6%
Total market share(2)	67.1%	71.0%	65.8%
NYSE securities
Average daily share volume (in billions)	4.83	5.64	5.06
Matched market share executed on NASDAQ	13.7%	15.7%	22.2%
Matched market share executed on NASDAQ OMX BX	3.6%	1.9%	—
Market share reported to the FINRA/NASDAQ Trade Reporting Facility(1)	31.3%	32.1%	19.3%
Total market share(2)	48.7%	49.6%	41.5%
NYSE Amex and regional securities
Average daily share volume (in billions)	1.45	1.89	1.49
Matched market share executed on NASDAQ	20.7%	24.4%	35.1%
Matched market share executed on NASDAQ OMX BX	3.1%	1.4%	—
Market share reported to the FINRA/NASDAQ Trade Reporting Facility(1)	28.7%	32.1%	16.2%
Total market share(2)	52.6%	57.9%	51.4%
Total U.S.-listed equities
Average daily share volume (in billions)	8.47	9.77	8.83
Matched share volume (in billions)	475.0	566.6	665.9
Matched market share executed on NASDAQ	18.8%	21.3%	29.8%
Matched market share executed on NASDAQ OMX BX	3.3%	1.7%	—
NASDAQ OMX Nordic and NASDAQ OMX Baltic
Average daily number of equity trades	284,840	212,465	213,481
Average daily value of shares traded (in billions)	$3.3	$3.1	$5.0
Derivative Trading and Clearing
U.S. Equity Options
Average daily volume (in millions)	14.3	13.4	13.0
NASDAQ OMX PHLX matched market share	23.4%	17.9%	16.4%
The NASDAQ Options Market matched market share	4.0%	3.1%	1.0%
NASDAQ OMX Nordic and NASDAQ OMX Baltic
Average Daily Volume:
Options, futures and fixed-income contracts	428,523	329,350	418,773
Nordic equity option contracts traded on EDX(3)	—	95,374	153,686
Finnish option contracts traded on Eurex	117,450	77,312	73,870
NASDAQ OMX Commodities
Clearing Turnover:
Power contracts (TWh)(4)	2,090	2,136	409
Carbon contracts (1000 tCO2)(4)	31,500	45,765	13,261

	Year Ended December 31,
	2010	2009	2008
Issuer Services
Initial public offerings:
NASDAQ	89	33	26
Exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic	11	1	17
New listings:
NASDAQ(5)	195	131	177
Exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic(6)	25	12	28
Number of listed companies:
NASDAQ(7)	2,778	2,852	3,023
Exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic(8)	780	797	824
Market Technology
Order intake (in millions)(9)	$160	$204	$229
Total order value (in millions)(10)	$495	$417	$359

(1)	Transactions reported to the FINRA/NASDAQ Trade Reporting Facility.
(2)	Includes transactions executed on NASDAQ’s, NASDAQ OMX BX’s and NASDAQ OMX PSX’s systems plus trades reported through the FINRA/NASDAQ Trade Reporting Facility.
(3)	In December 2009, derivative volume was transferred to NASDAQ OMX from EDX.
(4)	Transactions executed on Nord Pool and reported for clearing to NASDAQ OMX Commodities measured by Terawatt hours (TWh) and one thousand metric tons of carbon dioxide (1000 tCO2).
(5)	New listings include IPOs, including those completed on a best efforts basis, issuers that switched from other listing venues, closed-end funds and separately listed ETFs.
(6)	New listings include IPOs and represent companies listed on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic and companies on the alternative markets, NASDAQ OMX First North.
(7)	Number of listed companies for NASDAQ at period end, including separately listed ETFs.
(8)	Represents companies listed on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic and companies on the alternative markets, NASDAQ OMX First North, at period end.
(9)	Total contract value of orders signed.
(10)

Represents total contract value of orders signed that are yet to be recognized as revenue. Market Technology deferred revenue, as discussed in Note 7, “Deferred Revenue” to the consolidated financial statements, represents cash payments received that are yet to be recognized as revenue for these signed orders.

Segment Operating Results

Of our 2010 revenues less transaction rebates, brokerage, clearance and exchange fees of $1,522 million, 67.3% was from our Market Services segment, 22.6% was from our Issuer Services segment, 10.0% was from our Market Technology segment and 0.1% related to other revenues. Of our 2009 revenues less transaction rebates, brokerage, clearance and exchange fees of $1,453 million, 67.2% was from our Market Services segment, 22.7% was from our Issuer Services segment, 10.0% was from our Market Technology segment and 0.1% related to other revenues. Of our 2008 revenues less transaction rebates, brokerage, clearance and exchange fees of $1,460 million, 67.5% was from our Market Services segment, 23.5% was from our Issuer Services segment, 8.2% was from our Market Technology segment and 0.8% related to other revenues.

The following table shows our total revenues, cost of revenues and revenues less transaction rebates, brokerage, clearance and exchange fees by segment:

	Year Ended December 31,			Percentage Change
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
	(in millions)
Market Services	$2,700	$2,934	$3,176	(8.0)%	(7.6)%
Cost of revenues	(1,675)	(1,958)	(2,190)	(14.5)%	(10.6)%

Market Services revenues less transaction rebates, brokerage, clearance and exchange fees	1,025	976	986	5.0%	(1.0)%
Issuer Services	344	330	343	4.2%	(3.8)%
Market Technology	152	145	119	4.8%	21.8%
Other	1	2	12	(50.0)%	(83.3)%

Total revenues less transaction rebates, brokerage, clearance and exchange fees	$1,522	$1,453	$1,460	4.7%	(0.5)%

MARKET SERVICES

The following table shows total revenues less transaction rebates, brokerage, clearance and exchange fees from our Market Services segment:

	Year Ended December 31,			Percentage Change
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
	(in millions)
Transaction Services
Cash Equity Trading Revenues:
U.S. cash equity trading(1)	$1,600	$2,010	$2,412	(20.4)%	(16.7)%
Cost of revenues:
Transaction rebates	(1,094)	(1,394)	(1,718)	(21.5)%	(18.9)%
Brokerage, clearance and exchange fees(1)	(341)	(467)	(444)	(27.0)%	5.2%

Total U.S. cash equity cost of revenues	(1,435)	(1,861)	(2,162)	(22.9)%	(13.9)%

U.S. cash equity trading revenues less transaction rebates, brokerage, clearance and exchange fees	165	149	250	10.7%	(40.4)%
European cash equity trading	90	95	116	(5.3)%	(18.1)%

Total cash equity trading revenues less transaction rebates, brokerage, clearance and exchange fees	255	244	366	4.5%	(33.3)%

Derivative Trading and Clearing Revenues:
U.S. derivative trading and clearing(2)	390	232	93	68.1%	#
Cost of revenues:
Transaction rebates	(218)	(81)	(26)	#	#
Brokerage, clearance and exchange fees(2)	(22)	(16)	(2)	37.5%	#

Total U.S. derivative trading and clearing cost of revenues	(240)	(97)	(28)	#	#

U.S. derivative trading and clearing revenues less transaction rebates, brokerage, clearance and exchange fees	150	135	65	11.1%	#

European derivative trading and clearing revenues	115	87	64	32.2%	35.9%

Total derivative trading and clearing revenues less transaction rebates, brokerage, clearance and exchange fees	265	222	129	19.4%	72.1%

Access Services Revenues	173	144	112	20.1%	28.6%

Total Transaction Services revenues less transaction rebates, brokerage, clearance and exchange fees	693	610	607	13.6%	0.5%

Market Data
Net U.S. tape plans	117	128	146	(8.6)%	(12.3)%
U.S. market data products	126	119	107	5.9%	11.2%
European market data products	70	78	77	(10.3)%	1.3%

Total Market Data revenues	313	325	330	(3.7)%	(1.5)%

Broker Services	15	32	41	(53.1)%	(22.0)%

Other Market Services	4	9	8	(55.6)%	12.5%

Total Market Services revenues less transaction rebates, brokerage, clearance and exchange fees	$1,025	$976	$986	5.0%	(1.0)%

#	Denotes a variance equal to or greater than 100.0%.
(1)

Includes Section 31 fees of $252 million in 2010, $314 million in 2009 and $207 million in 2008. Section 31 fees are recorded as U.S. cash equity trading revenues with a corresponding amount recorded in cost of revenues.

(2)

Includes Section 31 fees of $19 million in 2010, $14 million in 2009 and $2 million in 2008. Section 31 fees are recorded as U.S. derivative trading and clearing revenues with a corresponding amount recorded in cost of revenues.

Transaction Services

Transaction Services revenues less transaction rebates, brokerage, clearance and exchange fees increased in 2010 compared with 2009 and increased in 2009 compared with 2008. The increases were primarily due to increases in derivative trading and clearing revenues less transaction rebates, brokerage, clearance and exchange fees and access services revenues. Partially offsetting the increase in 2009 was a decrease in cash equity trading revenues less transaction rebates, brokerage, clearance and exchange fees.

U.S. Cash Equity Trading Revenues

U.S. cash equity trading revenues less transaction rebates, brokerage, clearance and exchange fees increased in 2010 compared with 2009 and decreased in 2009 compared with 2008. The increase in 2010 was primarily due to modified rates and lower tiered rebate payouts, partially offset by a significant decline in industry volumes and a decline in our matched market share. The decrease in 2009 was primarily due to declines in matched share volume on NASDAQ’s trading system and the average net fee per share matched on NASDAQ’s trading system.

U.S. cash equity trading revenues decreased in 2010 compared with 2009 and decreased in 2009 compared with 2008. The decrease in 2010 was primarily due to declines in matched share volume on NASDAQ’s trading system due to a significant decline in industry volumes, a decrease in Section 31 pass-through fee revenues charged by us to our customers and a decline in our matched market share. The decrease in 2009 was primarily due to declines in matched share volume on NASDAQ’s trading system, partially offset by higher Section 31 revenues due to higher rates charged by us to customers beginning in the second quarter of 2009.

As discussed above, we record Section 31 fees as U.S. cash equity trading revenues with a corresponding amount recorded as cost of revenues. We are assessed these fees from the SEC and pass them through to our customers in the form of incremental fees. Pass-through fees can increase or decrease due to rate changes by the SEC, our percentage of the overall industry volumes processed on our systems, and differences in actual dollar value of the shares traded. Since the amount recorded in revenues is equal to the amount recorded in cost of revenues, there is no impact on our revenues less transaction rebates, brokerage, clearance and exchange fees. Section 31 fees were $252 million in 2010, $314 million in 2009 and $207 million in 2008. The decrease in 2010 compared with 2009 was primarily due to lower Section 31 fee rates and lower dollar value traded on NASDAQ and NASDAQ OMX BX’s trading systems. The increase in 2009 compared to 2008 was primarily due to higher Section 31 fee rates in 2009.

For The NASDAQ Stock Market and NASDAQ OMX PSX we credit a portion of the per share execution charge to the market participant that provides the liquidity and for NASDAQ OMX BX we credit a portion of the per share execution charge to the market participant that takes the liquidity. These transaction rebates decreased in 2010 compared to 2009 and decreased in 2009 compared with 2008. The decrease in 2010 was primarily due to declines in matched share volume on NASDAQ’s trading system due to a significant decline in industry volumes, lower tiered rebate payouts and a decline in our matched market share. The decrease in 2009 was primarily due to a lower number of shares matched on NASDAQ’s trading system, partially offset by an increase in the amount of the rebate offered to liquidity providers.

Brokerage, clearance and exchange fees decreased in 2010 compared with 2009 and increased in 2009 compared with 2008. The decrease in 2010 was primarily due to a decrease in Section 31 pass-through fees, lower routing costs, and a decrease in the amount of volume routed by NASDAQ due to declines in industry volumes. The increase in 2009 was primarily due to higher Section 31 fee rates, partially offset by lower routing costs, a decrease in the amount of volume routed by NASDAQ and lower fees incurred from NSCC.

European Cash Equity Trading Revenues

European cash equity trading revenues include trading revenues from equity products traded on the NASDAQ OMX Nordic and NASDAQ OMX Baltic exchanges and NEURO (for periods prior to closing our NEURO business). European cash equity trading revenues decreased in 2010 compared with 2009 and decreased in 2009 compared with 2008. The decrease in 2010 was primarily due to revised trading fees introduced in the first quarter of 2010, partially offset by an increase in trading activity and a favorable impact from foreign exchange of $2 million. The decrease in 2009 was primarily due to a decrease in the value traded per day due to lower average market capitalization of stocks traded, partially offset by the inclusion of European cash equity trading revenues for the full twelve-month period in 2009 compared to ten months in 2008. In addition, foreign exchange negatively impacted European cash equity trading revenues by $11 million in 2009.

U.S. Derivative Trading and Clearing Revenues

U.S. derivative trading and clearing revenues and revenues less transaction rebates, brokerage, clearance and exchange fees increased in 2010 compared with 2009 and increased in 2009 compared with 2008. The increase in 2010 was primarily due to increases in volumes traded and market share, partially offset by lower average net fees for traded contracts. The increase in 2009 was primarily due to the inclusion of NASDAQ OMX PHLX’s derivative trading revenues of $196 million for the full twelve-month period in 2009 compared with the inclusion of five months of NASDAQ OMX PHLX’s derivative trading revenues totaling $78 million for 2008. In addition, an increase in market share contributed to these increases in 2009.

Similar to U.S. cash equity trading, Section 31 fees are recorded as derivative trading and clearing revenues with a corresponding amount recorded as cost of revenues. We are assessed these fees from the SEC and pass them through to our customers in the form of incremental fees. Since the amount recorded in revenues is equal to the amount recorded in cost of revenues, there is no impact on our revenues less transaction rebates, brokerage, clearance and exchange fees. Section 31 fees were $19 million in 2010, $14 million in 2009 and $2 million 2008.

Transaction rebates, in which we credit a portion of the per share execution charge to the market participant, increased in 2010 compared with 2009 and increased in 2009 compared with 2008. The increase in 2010 was primarily due to a revised fee structure implemented in the first quarter of 2010 along with higher volumes traded and an increase in market share. The increase in 2009 was primarily due to the inclusion of NASDAQ OMX PHLX’s transaction rebates of $61 million for the full twelve-month period in 2009 compared with the inclusion of five months of NASDAQ OMX PHLX’s transaction rebates totaling $17 million in 2008. The increase in transaction rebates in 2009 was also due to an increase in market share as discussed above.

Brokerage, clearance and exchange fees increased in 2010 compared with 2009 and increased in 2009 compared with 2008. The increase in 2010 was primarily due to an increase in Section 31 pass-through fees. The increase in 2009 was primarily due to the inclusion of NASDAQ OMX PHLX’s brokerage, clearance and exchange fees of $11 million for the full twelve-month period in 2009 compared with the inclusion of five months of NASDAQ OMX PHLX’s brokerage, clearance and exchange fees totaling $2 million in 2008.

European Derivative Trading and Clearing Revenues

European derivative trading and clearing revenues include trading and clearing revenues from derivative products traded on NASDAQ OMX Stockholm, as well as clearing revenues from resale and repurchase agreements on NASDAQ OMX Stockholm, trading and clearing revenues from derivative products on NASDAQ

OMX Copenhagen and revenues from NASDAQ OMX Commodities. European derivative trading and clearing revenues increased in 2010 compared with 2009 and increased in 2009 compared with 2008. The increase in 2010 was primarily due to higher trading and clearing revenues for energy contracts, options and futures contracts and fixed income products due to the transfer of derivative volume from EDX to NASDAQ OMX in the fourth quarter of 2009. Also contributing to the increase in 2010 was transaction activity associated with clearing resale and repurchase agreements which was launched in the fourth quarter of 2010 and a favorable impact from foreign exchange of $5 million. The increase in 2009 was primarily due to the growth in cleared energy products and the transfer of derivative volume from EDX to NASDAQ OMX, partially offset by an unfavorable impact from foreign exchange of $4 million in 2009.

European derivative trading and clearing revenues include:

•	trading and clearing revenues for options and futures contracts of $49 million in 2010 compared with $33 million in 2009 and $41 million in 2008;

•

trading and clearing revenues for energy and carbon products of $41 million in 2010 compared with $35 million in 2009 and $6 million for the two months included in 2008. Beginning in May 2010, trading and clearing revenues for energy and carbon products include revenues from Nord Pool;

•	trading and clearing revenues from fixed income products of $18 million in 2010 compared with $14 million in both 2009 and 2008; and

•

other revenues and fees of $7 million in 2010 compared with $5 million in 2009 and $3 million in 2008. During 2009, we began providing trading and clearing operations to a Dutch trading platform called The Order Machine, which primarily contributed to the increase in other revenues and fees in 2010 and 2009.

Access Services Revenues

Access services revenues increased in 2010 compared with 2009 and increased in 2009 compared with 2008. The increase in 2010 was primarily due to increased demand for co-location and network connectivity services and a revised fee structure for access services. The increase in 2009 was primarily due to: (i) revised fees for access services, (ii) increases in customer demand for network connectivity, (iii) continued expansion of our co-location services and (iv) the inclusion of NASDAQ OMX PHLX’s access services revenues of $15 million for the full twelve-month period in 2009 compared with the inclusion of five months of NASDAQ OMX PHLX’s access services revenues totaling $10 million in 2008.

Market Data

Market Data revenues decreased in 2010 compared with 2009 and decreased in 2009 compared with 2008.

The decrease in 2010 was primarily due to decreases in net U.S. tape plans and European market data products revenues, partially offset by an increase in U.S. market data products revenues.

The decline in net U.S. tape plans revenues in 2010 compared with 2009 was primarily due to declines in NASDAQ’s trading and quoting market share of U.S. cash equities, as calculated under the SEC-mandated market data revenue quoting and trading formula, and reductions in the size of the tape plan revenue pools mainly driven by declines in subscriber populations.

The increase in U.S. market data products revenues in 2010 compared with 2009 was primarily due to growth of new products such as BX TotalView, options data feeds and mutual fund products, partially offset by discontinued products.

The decrease in European market data products revenues in 2010 compared with 2009 was primarily due to declines in subscriber populations and discontinued products, partially offset by modified fees for market data products and a favorable impact from foreign exchange of $1 million.

The decrease in 2009 compared with 2008 was primarily due to a decrease in net U.S. tape plans revenues, partially offset by increases in U.S. market data products revenues and the inclusion of European market data products revenues for the full twelve-month period in 2009 compared with ten months in 2008, partially offset by an unfavorable impact from foreign exchange of $6 million.

The decline in net U.S. tape plans revenues in 2009 was primarily due to a decline in NASDAQ’s trading and quoting market share of U.S. cash equities and a reduction in the size of the tape plans revenue pools.

The increase in U.S. market data products revenues in 2009 was primarily due to growth of products such as the NASDAQ Global Index Data Service, which was launched in the first quarter of 2009, NASDAQ Last Sale, which was launched in the second quarter of 2008, and other proprietary data products.

Broker Services

Broker Services revenues decreased in 2010 compared with 2009 and decreased in 2009 compared with 2008. These decreases were primarily due to the sale of our Broker Services operations in the United Kingdom to TD Waterhouse in November 2009. The decrease in 2009 was also due to an unfavorable impact from foreign exchange of $6 million.

ISSUER SERVICES

The following table shows revenues from our Issuer Services segment:

	Year Ended December 31,			Percentage Change
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
	(in millions)
Global Listing Services:
Annual renewal fees	$113	$117	$125	(3.4)%	(6.4)%
Listing of additional shares fees	39	37	40	5.4%	(7.5)%
Initial listing fees	18	20	22	(10.0)%	(9.1)%

Total U.S. listing fees	170	174	187	(2.3)%	(7.0)%
European listing fees	49	45	48	8.9%	(6.3)%
Corporate Solutions	78	72	64	8.3%	12.5%

Total Global Listing Services	297	291	299	2.1%	(2.7)%
Global Index Group	47	39	44	20.5%	(11.4)%

Total Issuer Services revenues	$344	$330	$343	4.2%	(3.8)%

Global Listing Services

U.S. Listing Services Revenues

Annual renewal fees decreased in 2010 compared with 2009, primarily due to a decrease in the number of listed companies on The NASDAQ Stock Market. The number of companies listed on The NASDAQ Stock Market on January 1, 2010 was 2,852, compared to 3,023 on January 1, 2009, the date on which listed companies were billed their annual fees. The decrease in the number of listed companies was due to 302 delistings from The NASDAQ Stock Market in 2009, partially offset by 131 new listings in 2009.

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

The number of listed companies as of January 1, 2010, 2009 and 2008 includes separately listed ETFs. Annual renewal fees are recognized ratably over a 12-month period.

Listing of additional shares fees increased in 2010 compared with 2009 and decreased in 2009 compared to 2008. Listing of additional shares fees are amortized on a straight-line basis over an estimated service period of four years. Therefore, revenues for each year will vary depending on the change in the total shares outstanding for companies listed on The NASDAQ Stock Market in each of the preceding four years.

Initial listing fees decreased in 2010 compared with 2009 and in 2009 compared with 2008. Initial listing fees are amortized on a straight-line basis over an estimated service period of six years. Therefore, revenues for each year will vary depending on the number of new listings, which include IPOs, in each of the preceding six years. New listings were 195 during 2010 compared with 131 during 2009 and 177 during 2008. The increase in new listings during 2010 was primarily due to a stronger IPO market and will impact future revenues as these fees are amortized on a straight-line basis over the estimated service period of six years.

European Listing Services Revenues

European Listing Services revenues increased in 2010 compared with 2009 and decreased in 2009 compared with 2008.

The increase in 2010 was primarily due to an increase in the market capitalization of Nordic issuers, partially offset by a decrease in the number of listed companies from 797 as of December 31, 2009 to 780 as of December 31, 2010.

The decrease in 2009 was primarily due to a decline in the market capitalization of Nordic issuers as well as a decrease in the number of listed companies from 824 as of December 31, 2008 to 797 as of December 31, 2009. In addition, foreign exchange negatively impacted European Listing Services revenues by $4 million in 2009. Partially offsetting the decline in 2009 was an increase in revenues due to the inclusion of European Listing Services revenues for the full twelve-month period in 2009 compared to ten months in 2008.

European Listing Services revenues are recognized ratably over a 12-month period.

Corporate Solutions Revenues

Corporate Solutions revenues increased in 2010 compared with 2009 and increased in 2009 compared with 2008, primarily due to expanding customer utilization of Shareholder.com, Directors Desk and GlobeNewswire, as well as revenues from Bloom Partners. In addition, the inclusion of Corporate Solutions Nordic for the full twelve-month period in 2009 compared with ten months in 2008 contributed to the increase in 2009. Partially offsetting these increases in 2010 and 2009 was a decrease in Carpenter Moore revenues primarily due to the sale of substantially all of our Carpenter Moore insurance agency business in October 2009.

Global Index Group Revenues

Global Index Group revenues increased in 2010 compared with 2009 and decreased in 2009 compared with 2008. The increase in 2010 was primarily due to an increase in underlying assets associated with NASDAQ OMX-licensed ETFs and other financial products. The Global Index Group has also seen growth in the number of products licensed and an increase in volume for licensed derivative products in 2010. The decrease in 2009 was primarily due to a decrease in underlying assets associated with NASDAQ OMX-licensed ETFs and a decrease in licensed derivatives and futures volumes, partially offset by futures price increases and the inclusion of a full twelve-month period of European global index revenues compared with ten months in 2008.

MARKET TECHNOLOGY

The following table shows the revenues from our Market Technology segment:

	Year Ended December 31,			Percentage Change
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
		(in millions)
Market Technology:
License, support and facility management revenues	$104	$106	$77	(1.9)%	37.7%
Delivery project revenues	17	20	13	(15.0)%	53.8%
Change request, advisory and broker surveillance revenues	31	19	29	63.2%	(34.5)%

Total Market Technology revenues	$152	$145	$119	4.8%	21.8%

Market Technology revenues increased in 2010 compared with 2009 primarily due to an increase in change request, advisory and broker surveillance revenues, partially offset by decreases in delivery project revenues and license, support and facility management revenues.

License, support and facility management revenues decreased in 2010 compared with 2009 primarily due to a decrease in facility management revenues due to the loss of facility management customers. Partially offsetting this decrease was an increase in support revenues resulting from our acquisition of SMARTS in August 2010, clients entering the support stage of their contracts and a favorable impact from foreign exchange of $6 million in 2010.

Delivery project revenues decreased in 2010 compared with 2009 primarily due to higher deliveries of market technology contracts during 2009, partially offset by a favorable impact from foreign exchange of $1 million in 2010.

Change request, advisory and broker surveillance revenues increased in 2010 compared with 2009 primarily due to an increase in broker surveillance revenues resulting from our acquisition of SMARTS in August 2010, as well as higher change request activity during 2010.

Market Technology revenues increased in 2009 compared with 2008 primarily due to the inclusion of Market Technology revenues for the full twelve-month period in 2009 compared to ten months in 2008, as well as increased deliveries of market technology contracts during 2009. Partially offsetting these increases was an unfavorable impact from foreign exchange of $14 million in 2009.

As of December 31, 2010, total order value, which represents the total contract value of orders signed that are yet to be recognized as revenues, was $495 million. Market Technology deferred revenue of $146 million, which is included in this amount, represents cash payments received that are yet to be recognized as revenue for these signed orders. See Note 7, “Deferred Revenue,” to the consolidated financial statements for further discussion. The recognition and timing of these revenues depends on many factors, including those that are not within our control. As such, the following table of Market Technology revenues to be recognized in the future represents our best estimate:

Total Order Value
(in millions)
Fiscal year ended:
2011	$146
2012	117
2013	80
2014	59
2015	44
2016 and thereafter	49

Total	$495

Expenses

Operating Expenses

The following table shows our operating expenses:

	Year Ended December 31,			Percentage Change
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
	(in millions)
Compensation and benefits	$416	$412	$401	1.0%	2.7%
Marketing and advertising	20	15	19	33.3%	(21.1)%
Depreciation and amortization	103	104	93	(1.0)%	11.8%
Professional and contract services	78	76	72	2.6%	5.6%
Computer operations and data communications	58	58	54	—	7.4%
Occupancy	88	81	65	8.6%	24.6%
Regulatory	35	32	29	9.4%	10.3%
Merger and strategic initiatives	4	17	25	(76.5)%	(32.0)%
General, administrative and other	89	55	62	61.8%	(11.3)%

Total operating expenses	$891	$850	$820	4.8%	3.7%

Total operating expenses increased $41 million in 2010 compared with 2009 and $30 million in 2009 compared with 2008. The increase in 2010 reflects an increase in operating expenses of $27 million and an unfavorable impact from foreign exchange of $14 million. The increase in operating expenses of $27 million in 2010 was primarily due to an increase in general, administrative and other expense for charges incurred in connection with the January 2010 repayment of our senior secured credit facilities in place as of December 31, 2009, partially offset by asset retirements in the third quarter of 2009 related to obsolete technology assets. The increase in 2009 reflects an increase in operating expenses of $63 million, partially offset by a favorable impact from foreign exchange of $33 million. The increase in operating expenses of $63 million in 2009 was primarily due to the inclusion of OMX’s operating expenses for the full twelve-month period in 2009 compared with ten months in 2008 and the inclusion of NASDAQ OMX PHLX’s operating expenses for the full twelve-month period in 2009 compared with five months in 2008.

Compensation and benefits expense increased in 2010 compared with 2009 and in 2009 compared with 2008. The increase in 2010 was primarily due to an unfavorable impact from foreign exchange of $7 million and higher compensation expenses reflecting stronger financial performance, partially offset by a decrease in salary expense primarily due to the sale of substantially all of our Carpenter Moore insurance agency business and our Broker Services operations in the United Kingdom in the fourth quarter of 2009. The increase in 2009 was primarily due to the inclusion of OMX’s compensation and benefits expense for the full twelve-month period in 2009 compared with ten months in 2008 as well as increased compensation and stock based compensation as a result of other recent acquisitions. Partially offsetting the increase in compensation and benefits expense in 2009 was a decrease in incentive compensation reflecting stronger financial performance in 2008, as well as a favorable impact from foreign exchange of $15 million. Headcount, including staff employed at consolidated entities where we have a controlling financial interest, increased to 2,395 employees at December 31, 2010 from 2,235 employees at December 31, 2009. Headcount at December 31, 2008 was 2,506 employees. The increase in headcount in 2010 compared with 2009 was primarily due to our recent acquisitions of SMARTS and FTEN. The decrease in headcount in 2009 compared with 2008 was primarily due to a reduction in staffing needs driven by successful integration efforts associated with our business combination with OMX AB and the acquisition of PHLX, as well as the sale of substantially all of our Carpenter Moore business and our Broker Services operations in the United Kingdom as noted above.

Marketing and advertising expense increased in 2010 compared with 2009 and decreased in 2009 compared with 2008. The increase in 2010 was primarily due to production and media costs of a television advertisement campaign in 2010, as well as increased advertising on behalf of new issuers. The decrease in 2009 was primarily due to a reduction in media production and advertising.

Depreciation and amortization expense decreased slightly in 2010 compared with 2009 and increased in 2009 compared with 2008. The decrease in 2010 was primarily due to the full amortization of a technology intangible asset in January 2010, partially offset by an unfavorable impact from foreign currency of $2 million. The increase in 2009 was primarily due to the inclusion of NASDAQ OMX PHLX’s depreciation and amortization expense for the full twelve-month period in 2009 compared with five months in 2008 and the inclusion of OMX’s depreciation and amortization expense for the full twelve-month period in 2009 compared with ten months in 2008, partially offset by a favorable impact from foreign exchange of $5 million.

Professional and contract services expense increased in 2010 compared with 2009 and in 2009 compared with 2008. The increase in 2010 was primarily due to an unfavorable impact from foreign currency. The increase in 2009 was primarily due to expenses for consulting work performed on system upgrades, as well as the inclusion of NASDAQ OMX PHLX’s professional and contract services expense for the full twelve-month period in 2009 compared with five months in 2008. Partially offsetting these increases were foreign exchange, which had a favorable impact of $3 million in 2009, and lower costs due to cost savings programs that were put in place during 2009.

Computer operations and data communications expense remained flat in 2010 compared with 2009 and increased in 2009 compared with 2008. The increase in 2009 was primarily due to an increase in hardware maintenance, software leases and network costs to facilitate our recent acquisitions, as well as the inclusion of OMX’s computer operations and data communications expense for the full twelve-month period in 2009 compared with ten months in 2008, partially offset by a favorable impact from foreign exchange of $2 million.

Occupancy expense increased in 2010 compared with 2009 and in 2009 compared with 2008. The increase in 2010 was primarily due to an increase in co-location rent related to the build-out of our data centers, a $5 million sublease loss reserve recorded in 2010 due to our decision to vacate space we currently lease in Philadelphia and San Francisco as well as London and an unfavorable impact from foreign exchange of $1 million. Partially offsetting these increases in 2010 was a $8 million sublease loss reserve recorded in 2009 on the space we occupy in Stockholm, Sweden, discussed below. The increase in 2009 was primarily due to a charge incurred as a result of our decision to exercise our option to terminate our lease contract for space we occupy in Stockholm before its term and our decision to vacate part of the space we occupy in Stockholm, which resulted in recording an estimated sublease loss reserve of $8 million. In addition, an increase in co-location rent and the inclusion of NASDAQ OMX PHLX’s occupancy expense for the full twelve-month period in 2009 compared with five months in 2008 contributed to the increase in 2009. Partially offsetting this increase was foreign exchange, which had a favorable impact of $2 million for 2009.

Regulatory expense increased in 2010 compared with 2009 and in 2009 compared with 2008. The increase in 2010 was primarily due to outsourcing the regulation of NASDAQ OMX PHLX to FINRA in 2010. The increase in 2009 was primarily due to new regulatory fees from FINRA and an expansion of regulatory services to new markets. FINRA provides regulatory services to The NASDAQ Stock Market, The NASDAQ Options Market, NASDAQ OMX PHLX, NASDAQ OMX PSX and the markets operated and regulated by NASDAQ OMX BX, including the regulation of trading activity and surveillance and investigative functions.

Merger and strategic initiatives expense was $4 million in 2010 compared with $17 million for 2009 and $25 million in 2008. Merger and strategic initiatives expense for 2010 included legal and consulting costs related to our recent acquisitions of SMARTS and FTEN and costs related to strategic initiatives. Merger expenses for 2009 and 2008 were directly attributable to the business combination with OMX AB and the acquisition of PHLX, but did not qualify as purchase accounting adjustments. The costs primarily included consulting and legal costs related to our integration of OMX AB and PHLX. Merger expenses in 2009 also included sales and use tax exposures which existed on previous acquisitions.

General, administrative and other expense increased in 2010 compared with 2009 and decreased in 2009 compared with 2008. The increase in 2010 was primarily due to charges incurred related to the repayment of our senior secured credit facilities in place as of December 31, 2009. In January 2010, we recorded a pre-tax charge of $40 million, which included the write-off of the remaining unamortized balance of debt issuance costs incurred in conjunction with our senior secured credit facilities in place as of December 31, 2009 of $28 million, costs to terminate our float-to-fixed interest rate swaps previously designated as a cash flow hedge of $9 million and other costs of $3 million. See “Senior Unsecured Notes, Credit Facility and Repayment of Our Senior Secured Credit Facilities in Place as of December 31, 2009,” of Note 8, “Debt Obligations,” to the consolidated financial statements for further discussion. In addition, the increase was due to the recognition of pre-tax gains of $4 million in 2009 on the early extinguishment of debt, net of debt issuance, discussed below. Partially offsetting these increases in 2010 were asset retirements of $10 million in the third quarter of 2009 related to obsolete technology assets.

The decrease in general, administrative and other expense in 2009 compared with 2008 was primarily due to foreign exchange, which had a favorable impact of $6 million, the recognition of pre-tax gains of $4 million in 2009 on the early extinguishment of debt, net of debt issuance and other costs, and an improvement in collections of bad debts in 2009, partially offset by asset retirements of $10 million in 2009 related to obsolete technology assets. See “Early Extinguishment of Debt,” of Note 8, “Debt Obligations,” to the consolidated financial statements for further discussion of the early extinguishment of debt.

Non-operating Income and Expenses

The following table presents our non-operating income and expenses:

	Year Ended December 31,			Percentage Change
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
	(in millions)
Interest income	$9	$13	$35	(30.8)%	(62.9)%
Interest expense	(102)	(102)	(97)	—	5.2%

Net interest expense	(93)	(89)	(62)	4.5%	43.5%
Dividend and investment income	(3)	2	8	#	(75.0)%
Loss on divesture of businesses	(11)	—	—	#	#
Income (loss) from unconsolidated investees, net	2	(107)	27	#	#
Loss on sale of investment security	—	(5)	—	#	#
Gain on sales of businesses	—	12	—	#	#
Debt conversion expense	—	(25)	—	#	#
Asset impairment charges	—	—	(42)	#	#
Gain (loss) on foreign currency contracts, net	—	—	(58)	#	#

Total non-operating income and (expenses)	$(105)	$(212)	$(127)	(50.5)%	66.9%

#	Denotes a variance equal to or greater than 100.0%.

Interest Income

Interest income decreased in 2010 compared with 2009 and in 2009 compared with 2008. The decrease in 2010 was primarily due to lower average interest rates earned on our short term investments included in cash and cash equivalents, as well as on financial investments, at fair value in our Consolidated Balance Sheets. The decrease in 2009 was primarily due to lower interest rates of approximately 2% on our investments in 2009 compared with 2008.

Interest Expense

Interest expense for 2010 was $102 million, and was comprised of $81 million in interest expense, $14 million of non-cash expense associated with accretion of the 2.50% convertible notes and $7 million in non-cash debt issuance amortization expense. Interest expense remained flat in 2010 compared with 2009 as decreases in interest expense due to lower average outstanding debt obligations in 2010 resulting from principal amortization payments made in 2009 and 2010 and repurchases of our debt during 2009 were offset by increases in interest expense due to higher average interest rates on our debt obligations.

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

Dividend and Investment Income

Dividend and investment income decreased in 2010 compared with 2009 and in 2009 compared with 2008. The decrease in 2010 was primarily due to a decrease in the fair value of our government debt securities portfolio as a result of increased rates. The decrease in 2009 was primarily due to a decrease in the dividend per share received from our available-for-sale investment in the Oslo Børs Exchange, or Oslo, as well as a decrease in the fair value of our government debt securities portfolio classified as trading investment securities. Lower fair values were generally related to higher interest rates in 2009 on this portfolio.

Loss on Divestiture of Businesses

The loss on divestiture of businesses of $11 million in 2010 was due to our decision to close the businesses of both NEURO ($6 million) and Agora-X ($5 million) in the second quarter of 2010.

Income (Loss) from Unconsolidated Investees, net

Net income from unconsolidated investees of $2 million in 2010 was related to our share in the earnings and losses of our equity method investments. The net loss in 2009 of $107 million was primarily due to impairment charges related to our investments in NASDAQ Dubai and Agora-X and the sale of our Orc shares. See below for further discussion. The net income in 2008 of $27 million primarily related to the NASDAQ Dubai transaction in February 2008. We contributed intangible assets and $50 million in cash to NASDAQ Dubai in exchange for a 33 1/3% equity stake in NASDAQ Dubai. One of the intangible assets contributed was the Nasdaq trade name, which had a zero carrying value on Nasdaq’s books and records prior to the transfer. As a result, we recognized a $26 million gain for the difference between Nasdaq’s carrying value and the fair value of the contributed asset on this non-monetary exchange.

Impairment of NASDAQ Dubai

In December 2009, we agreed to participate in the realignment of the ownership structure of NASDAQ Dubai. The realignment was completed in May 2010 and at that time, NASDAQ Dubai became a wholly-owned subsidiary of DFM, a publicly traded company controlled by Borse Dubai. We received a 1% equity interest in DFM in exchange for our equity interest in NASDAQ Dubai. Our existing technology and trademark licensing arrangements with Borse Dubai and NASDAQ Dubai remain unchanged.

In connection with the realignment of the ownership structure discussed above, a third-party specialist determined the fair value of NASDAQ Dubai. Based on this valuation, we determined our carrying value of NASDAQ Dubai was no longer recoverable and was in fact impaired, and we wrote down our investment to fair value which resulted in an $82 million pre-tax, non-cash impairment charge for the year ended December 31, 2009.

At the time of the realignment in May 2010, we recorded a pre-tax, non cash loss of $1 million in income (loss) from unconsolidated investees, net in the Consolidated Statements of Income, which was based on the difference between the price of DFM common stock multiplied by the number of shares of DFM acquired and the carrying value of our investment in NASDAQ Dubai at the time of the exchange.

NASDAQ OMX originally contributed intangible assets and $50 million in cash to NASDAQ Dubai in exchange for a 33 1/3% equity stake in NASDAQ Dubai in February 2008. At that time, NASDAQ OMX valued its total NASDAQ Dubai investment at $128 million. Prior to the impairment, the investment had a carrying value of $120 million.

Impairment of Agora-X

In December 2009, we entered into an agreement to increase our investment in Agora-X from 20% to 85%. In evaluating the fair value of the total investment, it was determined that our carrying value of Agora-X was no longer recoverable and was in fact impaired, and we wrote down our investment to fair value which resulted in a pre-tax, non-cash impairment charge of $5 million.

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

Gain on Sales of Businesses

In October 2009, we sold substantially all of our Carpenter Moore insurance agency business. Certain assets of the western region direct practice insurance brokerage business were sold to Woodruff-Sawyer & Co. and the eastern region insurance brokerage business was sold to Aon Risk Services Companies, Inc. In connection with these sales, we recorded a gain of $7 million.

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

Asset Impairment Charges

In 2008, we recorded a non-cash other-than-temporary impairment charge of $35 million related to our long-term available-for-sale investment security in Oslo. See “Financial Investments,” of Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements for further discussion. We also recorded a non-cash impairment loss of $7 million in 2008 from the write-down of finite-lived intangibles assets, primarily related to our insurance agency business. See Note 4, “Goodwill and Purchased Intangible Assets,” to the consolidated financial statements for further discussion.

Gain (Loss) on Foreign Currency Contracts, net

The loss on foreign currency contracts of $58 million in 2008 primarily related to a forward contract entered into to hedge the NOK cash payment for the Nord Pool transaction ($72 million) and our market technology forward currency contracts ($13 million), partially offset by gains on forward contracts entered into to hedge the foreign currency exposure on our business combination with OMX AB ($27 million).

See Note 15, “Derivative Financial Instruments and Hedging Activities,” to the consolidated financial statements for further discussion.

Income Taxes

NASDAQ OMX’s income tax provision was $137 million in 2010 compared with $128 million in 2009 and $198 million in 2008. The overall effective tax rate was 26.0% in 2010, 32.7% in 2009 and 38.6% in 2008. The lower effective tax rate in 2010 when compared to 2009 was primarily due to the restructuring of certain NASDAQ OMX subsidiaries. These transactions resulted in one-time reductions in deferred tax liabilities due to a revised effective tax rate and a one-time tax deduction for a capital loss. The higher effective tax rate in 2009 was primarily due to losses on the sale of our equity method investment and an available-for-sale investment security, which are not deductible for tax purposes in the local jurisdiction where these investments were held. The lower effective tax rate in 2009 when compared with 2008 was primarily due to reductions in valuation allowances associated with certain deferred tax assets, and reductions in current year taxes in jurisdictions outside the U.S. Offsetting these decreases is the debt conversion expense, which is not deductible for U.S. tax purposes. The higher effective tax rate in 2008 was primarily due to the other-than-temporary impairment loss of $35 million on a long-term available-for-sale investment security, which is not deductible for tax purposes.

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

NASDAQ OMX and its eligible subsidiaries file a consolidated U.S. federal income tax return and applicable state and local income tax returns and non-U.S. income tax returns. Federal income tax returns for the years 2007 through 2009 are subject to examination by the Internal Revenue Service. Several state tax returns are currently under examination by the respective tax authorities for the years 2000 through 2008 and we are subject to examination for 2009. Non-U.S. tax returns are subject to review by the respective tax authorities for years 2003 through 2009. In August 2010 we paid the state of California $2 million with respect to audits for the years 1996 through 1998 and the years 2000 through 2006. Since this amount was included in our unrecognized tax benefits as of December 31, 2009, such payment does not affect our 2010 effective tax rate. The outcome of these audits did not have a material impact on our financial position or results of operations. We anticipate that the amount of unrecognized tax benefits at December 31, 2010 will significantly decrease in the next twelve months as we expect to settle certain tax audits. The final outcome of such audits cannot yet be determined. We anticipate that such adjustments will not have a material impact on our consolidated financial position or results of operations.

In the fourth quarter of 2010, we received an appeal from the Finnish Tax Authority in which such authority challenges certain interest expense deductions claimed by NASDAQ OMX in Finland for the years 2009 and 2008. NASDAQ OMX’s tax return position with respect to this deduction was previously reviewed and approved by the Finnish Tax Authority. The appeal also demands certain penalties be paid with regards to such tax return filing position. If the Finnish Tax Authority prevails in their challenge, additional tax and penalties for such years would total approximately $10 million. We expect the Finnish Tax Authority to agree with our position once its review is completed and, as such, it is unlikely NASDSAQ OMX will be assessed any additional tax and penalties. Through December 31, 2010, we have recorded the tax benefits associated with such filing position.

In June 2009, NASDAQ OMX filed an application for an advance tax ruling with the Swedish Tax Council for Advance Tax Rulings. The application was filed to confirm whether certain interest expense is deductible for Swedish tax purposes under legislation that became effective on January 1, 2009. In June 2010, we received a favorable response from the Swedish Tax Council for Advance Tax Rulings in which all members of the Council agreed that such interest expense is deductible for Swedish tax purposes. The Swedish Tax Agency has recently appealed such ruling to the Swedish Supreme Administrative Court. We expect the Swedish Supreme Administrative Court to agree with the ruling from the Swedish Tax Council for Advance Tax Rulings. For the year ended December 31, 2010, we recorded a tax benefit of $18 million, or $0.09 per diluted share, related to this matter. Since January 1, 2009, we have recorded a tax benefit of $37 million, or $0.18 per diluted share, related to this matter.

Net (Income) Loss Attributable to Noncontrolling Interests

Net loss attributable to noncontrolling interests was $6 million in 2010 compared to a net loss of $3 million in 2009 and net income of $1 million in 2008. The 2010 and 2009 amounts primarily reflect losses attributable to noncontrolling interests in IDCG. The 2008 noncontrolling interests amount primarily represents 1.2% of OMX income for the period February 27, 2008 to August 27, 2008 (the effective date of the purchase of the remaining minority OMX AB shares).

Liquidity and Capital Resources

While 2010 was still a challenging economic environment, global market and economic conditions appear to have rebounded from adverse levels experienced during 2009, and this recovery has reinvigorated financial markets. Many lenders and institutional investors have re-established their lending practices and are now able to provide increased funding to borrowers, which has resulted in improved access to credit and positive liquidity growth. Our cost and availability of funding remain healthy and we expect to be positively impacted by continued improvements in the credit markets as we expect to be able to obtain improved terms should we seek either new debt financing or refinancing of our existing obligations.

In January 2010, NASDAQ OMX refinanced its existing credit facilities by issuing $1 billion of senior unsecured notes, or the Notes, and entering into a $950 million senior unsecured three-year credit facility. The new credit facility provides for an unfunded $250 million revolving credit commitment (including a swingline facility and letter of credit facility), a $350 million funded Tranche A term loan, or the Term Loan A, and a $350 million funded Tranche X term loan, or the Term Loan X and, together with the Term Loan A, the Term Loans. The Notes were issued at a discount. As a result of the discount, the proceeds received from the issuance were less than the aggregate principal amounts. NASDAQ OMX applied the net proceeds of $996 million from the

Notes, the $700 million funded Term Loans and cash on hand to repay all amounts outstanding under our senior secured credit facilities in place as of December 31, 2009 and related fees. As a result, NASDAQ OMX terminated the associated credit agreement.

In December 2010, we entered into a $400 million senior unsecured bridge facility, of which proceeds of $370 million were utilized to partially finance the purchase of 22,781,000 shares of our outstanding common stock from Borse Dubai. See “Share Repurchase from Borse Dubai,” of Note 12, “NASDAQ OMX Stockholders’ Equity,” to the consolidated financial statements for further discussion of our share repurchase from Borse Dubai. In December 2010, we also issued $370 million of 5.25% senior unsecured notes, or the 2018 Notes. The 2018 Notes were issued at a discount and pay interest semiannually at a rate of 5.25% per annum until January 16, 2018. As a result of the discount, the proceeds received from the issuance were less than the aggregate principal amount. NASDAQ OMX applied the net proceeds of $367 million from the 2018 Notes and cash on hand of $3 million to repay all amounts outstanding under our bridge facility and terminated the bridge facility as of December 31, 2010.

Excluding the bridge facility, which was repaid with the net proceeds from the 2018 Notes, net proceeds from debt obligations were $2.1 billion in 2010.

See “Senior Unsecured Notes, Credit Facility and Repayment of Our Senior Secured Credit Facilities in Place as of December 31, 2009,” “Bridge Facility,” and “5.25% Senior Unsecured Notes,” of Note 8, “Debt Obligations,” to the consolidated financial statements for further discussion.

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

In the near term, we expect that our operations will provide sufficient cash to fund our operating expenses, capital expenditures, and interest payments on our debt obligations. Working capital (calculated as current assets less current liabilities) was $279 million at December 31, 2010, compared with $516 million at December 31, 2009, a decrease of $237 million. As of December 31, 2010, our cash and cash equivalents of $315 million were primarily invested in money market funds. In the long-term, we may use both internally generated funds and external sources to satisfy our debt and other long-term liabilities.

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

Cash and Cash Equivalents and Changes in Cash Flows

Cash and cash equivalents include cash in banks and all non-restricted highly liquid investments with original maturities of three months or less at the time of purchase. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy and alternative investment choices. Restricted cash, which was $60 million as of December 31, 2010 and $30 million as of December 31, 2009, is not available for general use by us due to regulatory and other requirements and is classified as restricted cash in the Consolidated Balance Sheets. As of December 31, 2010 and December 31, 2009, current restricted cash primarily includes cash held for regulatory purposes at NASDAQ OMX Nordic. In addition, as of December 31, 2010, restricted cash also includes cash held in customer margin accounts at IDCG and NOCC. Non-current restricted cash was $105 million at December 31, 2010 and $80 million at December 31, 2009, an increase of $25 million. As of December 31, 2010 and 2009, non-current restricted cash includes a deposit in the guaranty fund of IDCG of $80 million. In addition, as of December 31, 2010, non-current restricted cash includes $25 million segregated for NOCC to improve its liquidity position and is not available for general use. These amounts are classified as non-current restricted cash in the Consolidated Balance Sheets.

The following tables summarize our cash and cash equivalents and changes in cash flows:

	December 31, 2010	December 31, 2009	Percentage Change
	(in millions)
Cash and cash equivalents(1)	$315	$594	(47.0)%

(1)	Cash and cash equivalents exclude restricted cash which is not available for general use by us due to regulatory and other requirements.

	Year Ended December 31,		Percentage Change
	2010	2009
	(in millions)
Cash provided by operating activities	$440	$582	(24.4)%
Cash used in investing activities	(118)	(53)	#
Cash used in financing activities	(595)	(336)	77.1%
Effect of exchange rate changes on cash and cash equivalents	(6)	27	#

#	Denotes a variance greater than 100.0%.

Cash and Cash Equivalents

Cash and cash equivalents decreased $279 million from December 31, 2009 primarily due to cash used in financing activities and investing activities, partially offset by cash provided by operating activities.

Changes in Cash Flows

Cash Provided by Operating Activities

The following items impacted our cash provided by operating activities for the year ended December 31, 2010:

•	Net income of $389 million, plus:

•

Non-cash items of $172 million comprised primarily of $103 million of depreciation and amortization expense, $37 million for charges related to debt refinancing (including $28 million for the write-off of the remaining unamortized balance of debt issuance costs incurred in conjunction with our senior secured credit facilities in place as of December 31, 2009 and $9 million in costs to terminate our float-to-fixed interest rate swaps previously designated as a cash flow hedge), $33 million of share-based compensation expense, $14 million related to accretion of our 2.50% convertible senior notes, $11 million for loss on divestiture of businesses and asset retirements and impairment charges of $6 million, partially offset by deferred taxes, net of $35 million.

Partially offset by an:

•

Increase in other assets of $79 million primarily related to a prepaid expense for a data center lease of $32 million, an increase in non-current restricted cash related to $25 million segregated for NOCC to improve its liquidity position and an increase of $30 million in current restricted cash which relates to cash held on customer margin accounts at IDCG and NOCC, as well as increases related to regulatory requirements within NASDAQ OMX Nordic.

•	Decrease in Section 31 fees payable to SEC of $55 million primarily due to the timing of payments, which are made twice a year in September and March, as well as lower fee rates.

The following items impacted our cash provided by operating activities for the year ended December 31, 2009:

•	Net income of $263 million, plus:

•

Non-cash items of $271 million comprised primarily of loss from unconsolidated investees, net of $107 million, depreciation and amortization of $104 million, share-based compensation of $35 million, debt conversion expense of $25 million, accretion of 2.50% convertible senior notes of $13 million and asset retirements and impairment charges of $13 million, partially offset by gain on sales of businesses of $12 million and deferred taxes, net of $10 million.

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

•	Decrease in other current liabilities of $37 million primarily due to decreases in accrued taxes as a result of payments made.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, accounts receivable collections, share-based compensation and the timing and amount of other payments that we make.

Cash Used in Investing Activities

Cash used in investing activities for the year ended December 31, 2010 is primarily due to purchases of trading securities, cash used for acquisitions, and purchases of property and equipment, partially offset by proceeds from sales and redemptions of trading securities. In 2009, cash used in investing activities primarily related to cash used in connection with the purchase of trading securities, as well as purchases of property and equipment. Partially offsetting cash used in 2009 was cash received from sales and redemptions of trading securities and our available-for-sale investment in Oslo, as well as cash received from the sale of our 25.25% equity method investment in Orc.

Cash Used in Financing Activities

Cash used in financing activities in 2010 primarily consisted of the repayment of debt obligations of $2.2 billion consisting of the repayment of our senior secured credit facilities in place as of December 31, 2009 of $1.7 billion, repayment of our bridge facility of $370 million, repayment of $130 million on our Term Loans, including optional payments totaling $60 million made in the second and third quarters of 2010, and a $16 million payment related to the payoff of our subordinated debt obligation assumed in the acquisition of Nord Pool’s derivatives clearing and consulting subsidiaries. We also utilized $797 million of cash in connection with our share repurchase program, which includes our stock repurchase from Borse Dubai. These decreases were partially offset by the net proceeds from debt obligations of $2.4 billion, as discussed above.

See “Indebtedness” below for further discussion of our debt obligations. See “Share Repurchase from Borse Dubai,” and “Share Repurchase Program,” of Note 12, “NASDAQ OMX Stockholders’ Equity,” to the consolidated financial statements for further discussion of our share repurchase program.

Cash used in financing activities for 2009 consisted of $225 million in principal payments made on our senior secured term loan facilities in place as of December 31, 2009 and a $71 million payment to repay in full the vendor note issued to the previous owners of Nord Pool in connection with the acquisition of certain businesses of Nord Pool. In addition, we repurchased $47 million principal amount of our 2.50% convertible senior notes for a cash payment of $40 million and recognized a pre-tax gain of $4 million, net of debt issuance and other costs, and made a $4 million payment on our other credit facilities in 2009. We also made a $9 million payment in connection with an inducement for the conversion of our 3.75% convertible notes. For further discussion of the $9 million inducement payment, see Note 8, “Debt Obligations,” and “Preferred Stock,” of Note 12, “Stockholders’ Equity,” to the consolidated financial statements.

Indebtedness

The following table summarizes our debt obligations by contractual maturity:

	Maturity Date	December 31, 2010	December 31, 2009
		(in millions)
3.75% convertible notes (net of discount)(1)	October 2012	$—	$—
$700 million senior unsecured term loan facility(2)	January 2013	570	—
2.50% convertible senior notes	August 2013	388	374
4.00% senior unsecured notes (net of discount)	January 2015	398	—
5.25% senior unsecured notes (net of discount)	January 2018	367	—
5.55% senior unsecured notes (net of discount)	January 2020	598	—
6.25% subordinated debt assumed from the acquisition of Nord Pool’s derivatives clearing and consulting subsidiaries	Repaid May 2010	—	18
$2,000 million senior secured term loan facility	Repaid January 2010	—	1,700

Total debt obligations		2,321	2,092
Less current portion		(140)	(225)

Total long-term debt obligations		$2,181	$1,867

(1)	As of December 31, 2010 and December 31, 2009, approximately $0.5 million aggregate principal amount of the 3.75% convertible notes remained outstanding.
(2)	In addition to our scheduled $70 million quarterly payments, we made optional payments totaling $60 million of principal on our Term Loans during the second and third quarters of 2010.

Senior Unsecured Notes, Credit Facility and Repayment of Our Senior Secured Credit Facilities in Place as of

December 31, 2009

As discussed above and in Note 8, “Debt Obligations,” to the consolidated financial statements, in January 2010 NASDAQ OMX issued $1 billion of Notes and entered into a $950 million senior unsecured three-year credit facility. The credit facility provides for an unfunded $250 million revolving credit commitment (including a swingline facility and letter of credit facility) and $700 million of funded Term Loans. NASDAQ OMX applied the net proceeds from the Notes, the $700 million funded Term Loans and cash on hand to repay all amounts outstanding under our senior secured credit facilities in place as of December 31, 2009 and related fees. As a result, NASDAQ OMX terminated the associated credit agreement.

The senior unsecured credit facility contains financial and operating covenants. Financial covenants include an interest expense coverage ratio and a maximum leverage ratio. The interest expense coverage ratio requires NASDAQ OMX to maintain a minimum ratio of adjusted earnings before interest, taxes, depreciation and amortization (as defined by the credit agreement) to cash interest expense (as defined by the credit agreement) of 4.0 to 1.0. The maximum leverage ratio of debt (excluding up to $100 million of short term borrowings in connection with regulatory requirements) to adjusted earnings before interest, taxes, depreciation and amortization (as defined by the credit agreement), is initially set at 3.5 to 1.0, stepping down to 3.25 to 1.0 beginning January 2012. Operating covenants include limitations on NASDAQ OMX’s ability to incur additional indebtedness, grant liens on assets, enter into affiliate transactions and pay dividends.

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

Bridge Facility

As discussed above and in Note 8, “Debt Obligations,” to the consolidated financial statements, in December 2010, NASDAQ OMX entered into a $400 million senior unsecured bridge facility of which proceeds of $370 million were utilized to partially finance the purchase of our stock from Borse Dubai. We applied the net proceeds from the issuance of our 2018 notes, discussed below, and cash on hand to repay all amounts outstanding under the bridge facility and terminated the bridge facility as of December 31, 2010.

5.25% Senior Unsecured Notes

In December 2010, NASDAQ OMX issued $370 million of 5.25% senior unsecured notes due 2018, at a discount. The net proceeds were $367 million. The 2018 Notes pay interest semiannually at a rate of 5.25% per annum until January 16, 2018.We applied the net proceeds from the 2018 Notes of $367 million and cash on hand of $3 million to repay all amounts outstanding under our bridge facility, as discussed above, as well as related fees.

Other Credit Facilities

In addition to the $250 million revolving credit commitment discussed above, we also have other credit facilities related to our clearinghouses in order to meet liquidity and regulatory requirements. These credit facilities, which are available in multiple currencies, primarily Swedish Krona and U.S. dollar, totaled $440 million ($196 million in available liquidity and $244 million to satisfy regulatory requirements), none of which was utilized at December 31, 2010. At December 31, 2009, these credit facilities totaled $417 million ($185 million in available liquidity and $232 million to satisfy regulatory requirements), none of which was utilized.

Debt Covenants

At December 31, 2010, we were in compliance with the covenants of all of our debt obligations.

Debt Obligations by Contract Maturity

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

Derivative Clearing and Broker-Dealer Net Capital Requirements

Derivative Clearing Operations Regulatory Capital Requirements

We are required to maintain minimum levels of regulatory capital for our clearing operations for NASDAQ OMX Stockholm, NASDAQ OMX Commodities and IDCG. The level of regulatory capital required to be maintained is dependent upon many factors, including market conditions and creditworthiness of the counterparty. At December 31, 2010, we were required to maintain regulatory capital of $273 million which is comprised of:

•	$3 million of restricted cash;

•	$80 million of non-current restricted cash; and

•	$190 million primarily in Swedish government debt securities. These securities are included in financial investments, at fair value in the Consolidated Balance Sheets as of December 31, 2010.

In addition, we have available credit facilities of $244 million which can be utilized to satisfy our regulatory capital requirements.

Broker-Dealer Net Capital Requirements

Our broker-dealer subsidiaries, Nasdaq Execution Services and NASDAQ Options Services, are subject to regulatory requirements intended to ensure their general financial soundness and liquidity. These requirements obligate these subsidiaries to comply with minimum net capital requirements. At December 31, 2010, Nasdaq Execution Services was required to maintain minimum net capital of $0.3 million and had total net capital of approximately $8.1 million, or $7.8 million in excess of the minimum amount required. At December 31, 2010, NASDAQ Options Services also was required to maintain minimum net capital of $0.3 million and had total net capital of approximately $5.4 million, or $5.1 million in excess of the minimum amount required.

Other Capital Requirements

NASDAQ Options Services also is required to maintain a $2.0 million minimum level of net capital under our clearing arrangement with OCC.

Non-GAAP Financial Measures

In addition to disclosing results determined in accordance with GAAP, we have also provided non-GAAP net income attributable to NASDAQ OMX and non-GAAP diluted earnings per share. Management uses this non-GAAP information internally, along with GAAP information, in evaluating our performance and in making financial and operational decisions.

We believe our presentation of these measures provides investors with greater transparency and supplemental data relating to our financial condition and results of operations. In addition, we believe the presentation of these measures is useful to investors for period-to-period comparison of results as the items described below do not reflect historical operating performance. These measures are not in accordance with, or an alternative to, GAAP, and may be different from non-GAAP measures used by other companies. Investors should not rely on any single financial measure when evaluating our business. We recommend investors review the GAAP financial measures included in this Annual Report on Form 10-K, including our consolidated financial statements and the notes thereto. When viewed in conjunction with our GAAP results and the accompanying reconciliation, we believe these non-GAAP measures provide greater transparency and a more complete understanding of factors affecting our business than GAAP measures alone. Our management uses these measures to evaluate operating performance and management decisions made during the reporting period by excluding certain items that we believe have less significance on, or do not impact, the day-to-day performance of our business. We understand that analysts and investors regularly rely on non-GAAP financial measures, such as non-GAAP net income and non-GAAP diluted earnings per share, to assess operating performance. We use non-GAAP net income attributable to NASDAQ OMX and non-GAAP diluted earnings per share because they more clearly highlight trends in our business that may not otherwise be apparent when relying solely on GAAP financial measures, since these measures eliminate from our results specific financial items that have less bearing on our operating performance. Non-GAAP net income attributable to NASDAQ OMX for the periods presented below is calculated by adding net income attributable to NASDAQ OMX and various non-recurring, infrequent or other charges that are not routine operating expenses, and their related income tax effects. We do not believe these items are representative of our future operating performance since these charges were not consistent with our historical and normal operating performance.

Non-GAAP adjustments for the year ended December 31, 2010 primarily related to the following:

(i) debt related charges associated with the repayment of our senior secured credit facilities in place as of December 31, 2009, (ii) loss on divestiture of businesses due to our decision to close the businesses of both NEURO and Agora-X in the second quarter of 2010, (iii) asset retirement charges primarily related to obsolete technology, (iv) workforce reduction costs, (v) sublease loss reserve charge recorded on the space we occupy in Philadelphia, San Francisco and London due to our decision to vacate this space, (vi) merger and strategic initiatives costs, primarily legal and consulting, related to our recent acquisitions of SMARTS and FTEN, as well as costs related to other strategic initiatives, (vii) adjustment to the income tax provision to reflect these non-GAAP adjustments, and (viii) non-recurring tax items, net primarily due to the permanent tax effect of the restructuring of certain NASDAQ OMX subsidiaries. This resulted in a one-time reduction in deferred tax liabilities due to a revised effective tax rate and a one-time tax deduction for a capital loss.

Non-GAAP adjustments for the year ended December 31, 2009 primarily related to the following:

(i) debt conversion expense related to an inducement for conversion of most of our 3.75% convertible notes into common stock, (ii) gain on early extinguishment of a portion of our 2.50% convertible senior notes, net of costs, (iii) impairment charges related to our investments in NASDAQ Dubai and Agora-X, as well as the sale of our Orc shares, (iv) asset retirement charges primarily related to obsolete technology, (v) loss on the sale of our available-for-sale investment security in Oslo, (vi) gain on the sale of substantially all of our Carpenter Moore insurance agency business and a gain on the sale of our Broker Services operations in the United Kingdom, (vii) workforce reduction costs, (viii) sublease loss reserve charge recorded as a result of our decision to exercise our option to terminate our lease contract for space we occupy in Stockholm before its term and our decision to vacate part of this space, (ix) merger and strategic initiatives costs, directly attributable to the business combination with OMX AB and the acquisition of PHLX, which did not qualify as purchase accounting adjustments, (x) adjustment to the income tax provision to reflect these non-GAAP adjustments, (xi) non-recurring tax items, net primarily due to reductions in 2008 U.S. tax liabilities based on recent tax return filings and reductions in U.S. tax liabilities for years which are no longer subject to examination, and (xii) other.

Non-GAAP adjustments for the year ended December 31, 2008 primarily related to the following:

(i) asset impairment charges related to a non-cash other-than-temporary impairment charge on our long-term available-for-sale investment security in Oslo and a non-cash impairment loss from the write-down of finite-lived intangible assets, primarily related to our Carpenter Moore insurance agency business, (ii) net loss on foreign currency contracts primarily related to our foreign currency forward contracts used to economically hedge our exposure related to our business combination with OMX AB and the Nord Pool transaction, (iii) a non-recurring gain on the contribution of the Nasdaq trade name in the transaction with NASDAQ Dubai, (iv) workforce reduction costs, (v) merger and strategic initiatives costs, directly attributable to the business combination with OMX AB and the acquisition of PHLX, which did not qualify as purchase accounting adjustments, (vi) adjustment to the income tax provision to reflect these non-GAAP adjustments, and (vii) other.

The following table represents reconciliations between GAAP net income and diluted earnings per share and non-GAAP net income and diluted earnings per share:

	Year Ended December 31, 2010		Year Ended December 31, 2009		Year Ended December 31, 2008
	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
	(in millions, except per share amounts)
GAAP net income and diluted earnings per share attributable to NASDAQ OMX	$395	$1.91	$266	$1.25	$314	$1.55
Non-GAAP adjustments:
Debt repayment	40	0.20	—	—	—	—
Debt conversion expense	—	—	25	0.12	—	—
Gain on early extinguishment of debt	—	—	(4)	(0.02)	—	—
Impairment of NASDAQ Dubai	—	—	82	0.38	—	—
Impairment of Agora-X	—	—	5	0.02	—	—
Sale of Orc shares	—	—	19	0.09	—	—
Loss on divestiture of businesses	11	0.05	—	—	—	—
Asset retirements	2	0.01	13	0.06	—	—
Loss on sale of investment security	—	—	5	0.02	—	—
Gain on sale of businesses	—	—	(12)	(0.06)	—	—
Asset impairment charges	—	—	—	—	42	0.21
Net loss on foreign currency contracts	—	—	—	—	58	0.28
Gain on our transaction with NASDAQ Dubai	—	—	—	—	(26)	(0.13)
Workforce reductions	9	0.04	15	0.07	2	0.01
Sublease reserves	5	0.03	8	0.04	—	—
Merger and strategic initiatives	4	0.02	17	0.08	25	0.12
Adjustment to the income tax provision to reflect non-GAAP adjustments(1)	(28)	(0.14)	(47)	(0.21)	(17)	(0.08)
Non-recurring tax items, net	(32)	(0.15)	(8)	(0.04)	—	—
Other	5	0.02	5	0.02	2	0.01

Total non-GAAP adjustments, net of tax	16	0.08	123	0.57	86	0.42

Non-GAAP net income and diluted earnings per share attributable to NASDAQ OMX	$411	$1.99	$389	$1.82	$400	$1.97

Denominator for diluted earnings per share		206,514,655		214,537,907		204,514,862

(1)	We determine the tax effect of each item based on the tax rules in the respective jurisdiction where the transaction occurred. The foreign currency revaluation has no associated tax impact.

Contractual Obligations and Contingent Commitments

NASDAQ OMX has contractual obligations to make future payments under debt obligations by contract maturity, minimum rental commitments under non-cancelable operating leases, net and other obligations. The following table shows these contractual obligations as of December 31, 2010:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Debt obligations by contract maturity (See Note 8, “Debt Obligations”)(1)	$2,947	$222	$1,026	$530	$1,169
Minimum rental commitments under non-cancelable operating leases, net(2)	515	82	137	108	188
Other obligations(3)	25	3	22	—	—

Total	$3,487	$307	$1,185	$638	$1,357

(1)

Our debt obligations include both principal and interest obligations. A weighted-average interest rate of 2.41% at December 31, 2010 was used to compute the amount of the contractual obligations for interest on our Term Loans. All other debt obligations were calculated on a 360-day basis at the contractual fixed rate multiplied by the aggregate principal amount at December 31, 2010.

(2)

We lease some of our office space and equipment under non-cancelable operating leases with third parties and sublease office space to third parties. Some of our leases contain renewal options and escalation clauses based on increases in property taxes and building operating costs.

(3)

In connection with our acquisitions of FTEN and SMARTS, we entered into escrow agreements to secure the payment of post-closing adjustments and other closing conditions. At December 31, 2010, these agreements provide for future payments of $25 million.

Off-Balance Sheet Arrangements

Collateral Received for Clearing Operations, Guarantees Issued and Credit Facilities Available

Collateral Received for Clearing Operations

Through our clearing operations in the derivatives markets with NASDAQ OMX Commodities, NASDAQ OMX Stockholm and IDCG, as well as riskless principal trading at NOCC and the resale and repurchase market with NASDAQ OMX Stockholm, we are the legal counterparty for each position traded and thereby guarantee the fulfillment of each contract. We also act as the counterparty for certain trades on OTC derivative contracts. The derivatives are not used by us for the purpose of trading on our own behalf and the resale and repurchase agreements are not used by us for financing purposes. The structure and operations of NASDAQ OMX Commodities and NASDAQ OMX Stockholm differ from other clearinghouses. See “Derivative Positions, at Fair Value,” of Note 14, “Fair Value of Financial Investments,” for further discussion. As a legal counterparty of each transaction, we bear the counterparty risk between the purchaser and seller in the contract. The counterparty risks are measured using models that are agreed to with the Financial Supervisory Authority of the application country, which requires us to provide minimum guarantees and maintain certain levels of regulatory capital.

We require our customers and clearing members to pledge collateral and meet certain minimum financial standards to mitigate the risk if they become unable to satisfy their obligations. Total customer pledged collateral with NASDAQ OMX Commodities and NASDAQ OMX Stockholm was $8.7 billion at December 31, 2010 and $6.1 billion at December 31, 2009. This pledged collateral is held by a third-party custodian bank for the benefit of the clearing members and is accessible by NASDAQ OMX in the event of default. Since these funds are not held by NASDAQ OMX Commodities or NASDAQ OMX Stockholm and they are not available for our use, we do not receive any interest income on these funds.

We also require market participants at IDCG and NOCC to meet certain minimum financial standards to mitigate the risk if they become unable to satisfy their obligations and to provide collateral to cover the daily margin call. Customer pledged cash collateral held by IDCG and NOCC, which was $15 million at December 31, 2010, is included in restricted cash with an offsetting liability included in other current liabilities in the Consolidated Balance Sheets, as the risks and rewards of collateral ownership, including interest income, belongs to IDCG and NOCC. Clearing member pledged cash collateral, included in IDCG’s guaranty fund, was $8 million at December 31, 2010. This cash is included in non-current restricted cash with an offsetting liability included in other liabilities in the Consolidated Balance Sheets, as the risks and rewards of collateral ownership, including interest income, belongs to IDCG.

Through our clearing operations in the resale and repurchase markets with NASDAQ OMX Stockholm, pledged collateral which is transferred through NASDAQ OMX Stockholm at initiation of the bilateral contract between the two clearing member counterparties, primarily consists of Swedish government debt securities. In addition, market participants must meet certain minimum financial standards to mitigate the risk if they become unable to satisfy their obligations. In the event that one of the members cannot fulfill its obligation to deliver or receive the underlying security at the agreed upon price, NASDAQ OMX Stockholm is required to buy or sell the security in the open market to fulfill its obligation. In order to protect itself against a price movement in the value of the underlying security, or price risk, NASDAQ OMX Stockholm requires all members to provide additional margin as needed, which is valued on a daily basis and is maintained at a third-party custodian bank for the benefit of the clearing members and is accessible by NASDAQ OMX Stockholm in the event of default.

Guarantees Issued and Credit Facilities Available

In addition to the collateral pledged by market participants discussed above, we have obtained financial guarantees and credit facilities which are guaranteed by us through counter indemnities, to provide further liquidity and default protection. At December 31, 2010, financial guarantees issued to us totaled $5 million. Credit facilities, which are available in multiple currencies, primarily Swedish Krona and U.S. dollar, totaled $440 million ($196 million in available liquidity and $244 million to satisfy regulatory requirements), none of which was utilized at December 31, 2010. At December 31, 2009, these facilities totaled $417 million ($185 million in available liquidity and $232 million to satisfy regulatory requirements), none of which was utilized.

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

Other Guarantees

We have provided other guarantees as of December 31, 2010 of $18 million, primarily related to obligations for our rental and leasing contracts. In addition, for certain Market Technology contracts, we have performance guarantees of $6 million related to the delivery of software technology and support services. We have received financial guarantees from various financial institutions to support these guarantees. These guarantees totaled $35 million at December 31, 2009.

We have also provided a $25 million guarantee to our wholly-owned subsidiary, NOCC, to cover losses associated with customer defaults, net of any collateral posted against such losses.

We believe that the potential for us to be required to make payments under these arrangements is unlikely. Accordingly, no contingent liability is recorded in the Consolidated Balance Sheets for the above guarantees.

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

Interest Rate Risk

The following table summarizes our significant exposure to interest rate risk on our financial assets and liabilities as of December 31, 2010:

	Financial Assets	Financial Liabilities(1)	Negative impact of a 100 bp adverse shift in interest rate(2)
	(in millions)
Floating rate positions(3)	$480	$570	$1
Fixed rate positions(4)	220	1,798	2

Total	$700	$2,368	$3

(1)	Represents total contractual debt obligations.
(2)	Annualized impact of a 100 basis point parallel adverse shift in the yield curve.
(3)	Includes floating rate and fixed interest rates with a maturity or reset date due within 12 months.
(4)	Financial assets primarily consist of Swedish government debt securities, which are classified as trading investment securities, with an average duration of 1.60 years.

We are exposed to cash flow risk on floating rate positions, which totaled $480 million at December 31, 2010. When interest rates on financial assets of floating rate positions decrease, net interest income decreases. When interest rates on financial liabilities of floating rate positions increase, net interest expense increases. Based on December 31, 2010 positions, each 1.0% change in interest rates on our net floating rate positions would impact annual pre-tax income negatively by $1 million in total as reflected in the table above.

We are exposed to price risk on our fixed rate financial investments, which totaled $220 million at December 31, 2010. At December 31, 2010, these fixed rate positions have an average outstanding maturity or reset date falling in more than one year. A shift of 1.0% of the interest rate curve would in aggregate impact the fair value of these positions by approximately $4 million. The average duration of the portfolio was 1.60 years. The net effect of such a yield curve shift, taking into account the change in fair value and the increase in interest income, would impact annual pre-tax income negatively by $2 million.

Foreign Currency Exchange Rate Risk

As an international company, we are subject to currency translation risk. For the year ended December 31, 2010, approximately 33.9% of our revenues less transaction rebates, brokerage, clearance and exchange fees and 26.4% of our operating income were derived in currencies other than the U.S. dollar, primarily the Swedish Krona, Euro, Norwegian Krone and Danish Krone. For the year ended December 31, 2009, approximately 34.5% of our revenues less transaction rebates, brokerage, clearance and exchange fees and 21.2% of our operating income were derived in currencies other than the U.S. dollar, primarily the Swedish Krona, Euro and Norwegian Krone. The increase in the percentage of our operating income in currencies other than the U.S. dollar was primarily due to an increase in U.S. dollar operating expenses. In January 2010, we recorded a pre-tax charge of $40 million, which included the write-off of the remaining unamortized balance of debt issuance costs incurred in conjunction with our senior secured credit facilities in place as of December 31, 2009 of $28 million, costs to terminate our float-to-fixed interest rate swaps previously designated as a cash flow hedge of $9 million and other costs of $3 million.

Our primary exposure to foreign denominated revenues less transaction rebates, brokerage, clearance and exchange fees and operating income for the year ended December 31, 2010 is presented in the following table:

	Swedish Krona	Euro	Norwegian Krone	Danish Krone	Other Foreign Currencies
	(in millions, except currency rate)
Average foreign currency rate to the U.S. dollar in 2010	0.1391	1.3272	0.1657	0.1782	#
Percentage of revenues less transaction rebates, brokerage, clearance and exchange fees	22.3%	3.4%	3.0%	3.0%	2.2%
Percentage of operating income	16.6%	5.6%	4.0%	4.4%	(4.2)%
Impact of a 10% adverse currency fluctuation on revenues less transaction rebates, brokerage, clearance and exchange fees	$(34)	$(5)	$(5)	$(5)	$(4)
Impact of a 10% adverse currency fluctuation on operating income	$(10)	$(3)	$(3)	$(3)	$—

#	Represents multiple foreign currency rates.

Our primary exposure to foreign denominated revenues less transaction rebates, brokerage, clearance and exchange fees and operating income for the year ended December 31, 2009 is presented in the following table:

	Swedish Krona	Euro	Norwegian Krone	Other Foreign Currencies
	(in millions, except currency rate)
Average foreign currency rate to the U.S. dollar in 2009	0.1315	1.3941	0.1598	#
Percentage of revenues less transaction rebates, brokerage, clearance and exchange fees	21.0%	4.3%	3.1%	6.1%
Percentage of operating income	11.3%	6.4%	3.5%	—
Impact of a 10% adverse currency fluctuation on revenues less transaction rebates, brokerage, clearance and exchange fees	$(30)	$(6)	$(5)	$(9)
Impact of a 10% adverse currency fluctuation on operating income	$(7)	$(4)	$(2)	$(2)

#	Represents multiple foreign currency rates.

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

Equity Risk

Our investments in foreign subsidiaries are exposed to volatility in currency exchange rates through translation of the foreign subsidiaries’ net assets or equity to U.S. dollars. Substantially all of our foreign subsidiaries operate in functional currencies other than the U.S. dollar. Fluctuations in currency exchange rates may create volatility in our reported results as we are required to translate the balance sheets and operational results of these foreign currency denominated subsidiaries into U.S. dollars for consolidated reporting. The translation of foreign subsidiaries non-U.S. dollar balance sheets into U.S. dollars for consolidated reporting results in a cumulative translation adjustment which is recorded in accumulated other comprehensive (income) loss within stockholders’ equity in the Consolidated Balance Sheets.

Our primary exposure to this equity risk as of December 31, 2010 is presented by foreign currency in the following table:

	Net Investment	Impact on Consolidated Equity of a 10% Decrease in Foreign Currency
	(millions of dollars)
Euro	$211	$21
Norwegian Krone	143	14
Australian Dollar	90	9
Swedish Krona	88	9
Danish Krone	75	8

Credit Risk

We are exposed to credit risk from third parties, including customers, counterparties and clearing agents. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. We limit our exposure to credit risk by rigorously selecting the counterparties with which we make investments and execute agreements. The financial investment portfolio objective is to invest in securities to preserve principal while maximizing yields, without significantly increasing risk. Credit risk associated with investments is minimized substantially by ensuring that these financial assets are placed with governments which have investment grade ratings, well-capitalized financial institutions and other creditworthy counterparties.

Nasdaq Execution Services and NASDAQ Options Services may be exposed to credit risk, due to the default of trading counterparties, in connection with the clearing and routing services they provide for our trading customers. System trades in cash equities routed to other market centers for members of The NASDAQ Stock Market are cleared by Nasdaq Execution Services, as a member of NSCC. System trades in derivative contracts executed in the opening and closing cross and trades routed to other market centers are cleared by NASDAQ Options Services, as a member of the OCC.

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

Through our clearing operations in the derivative markets with NASDAQ OMX Commodities, NASDAQ OMX Stockholm and IDCG, as well as riskless principal trading at NOCC and the resale and repurchase market with NASDAQ OMX Stockholm, we are the legal counterparty for each position traded and thereby guarantee the fulfillment of each contract. See “Collateral Received for Clearing Operations, Guarantees Issued and Credit Facilities Available,” of “Off-Balance Sheet Arrangements,” above for further discussion.

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

Market Technology Revenues

The Market Technology segment delivers technology and services to marketplaces, brokers and regulators throughout the world. Market Technology provides technology solutions for trading, clearing, settlement, and information dissemination, and also offers facility management integration, surveillance solutions and advisory services.

Revenues are derived from the following primary sources: licensing, support and facility management revenues, delivery project revenues, as well as change request, advisory and broker surveillance revenues.

We enter into multiple-element sales arrangements to provide technology solutions and services to our customers. In order to recognize revenues associated with each individual element of a multiple-element sales arrangement separately, we are required to establish the existence of VSOE of fair value for each element. When VSOE for individual elements of an arrangement cannot be established, revenue is generally deferred and recognized over either the final element of the arrangement or the entire term of the arrangement for which the services will be delivered.

License and support revenues are derived from the system solutions developed and sold by NASDAQ OMX that are generally entered into in multiple-element sales arrangements. After we have developed and sold a system solution, the customer licenses the right to use the software and may require post contract support and other services. Facility management revenues are also generally entered into in multiple-element sales arrangements and are derived when NASDAQ OMX assumes responsibility for the continuous operation of a system platform for a customer and receives facility management revenues which can be both fixed and volume-based. Revenues for license, support and facility management services are generally deferred and recognized over either the final element of the arrangement or the entire term of the arrangement for which the services will be delivered. We record the deferral of revenue associated with multiple-element sales arrangements in deferred revenue and non-current deferred revenue and the deferral of costs in other current assets and other assets in the Consolidated Balance Sheets.

Delivery project revenues are derived from the installation phase of the system solutions developed and sold by NASDAQ OMX. The majority of our delivery projects involve individual adaptations to the specific requirements of the customer, such as those relating to functionality and capacity. We may customize our software technology and make significant modifications to the software to meet the needs of our customers, and as such, we account for these arrangements under contract accounting. Under contract accounting, when VSOE for valuing certain elements of an arrangement cannot be established, total revenues, as well as costs incurred, are deferred until the customization and significant modifications are complete and are then recognized over the post contract support period. We record the deferral of this revenue in deferred revenue and non-current deferred revenue and the deferral of costs in other current assets and other assets in the Consolidated Balance Sheets.

Change request, advisory and broker surveillance revenues do not require any judgments or assumptions by management as these amounts are recognized in revenue when earned.

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

Goodwill and Indefinite-Lived Intangible Assets and Related Impairment

Our business acquisitions typically result in the recording of goodwill and intangible assets, and the recorded values of those assets may become impaired in the future. As of December 31, 2010, goodwill totaled $5.1 billion and indefinite-lived intangible assets totaled $993 million. The determination of the value of such goodwill and indefinite-lived intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. Goodwill for our three reporting units and indefinite-lived intangible assets are reviewed for impairment annually, or in interim periods if certain events occur indicating that the carrying value may be impaired. We test for impairment during the fourth quarter of our fiscal year using October 1st carrying values. We assess potential impairments to goodwill and indefinite-lived intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. For goodwill, if the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill is less than the carrying value. For indefinite-lived intangible assets, impairment exists if the carrying value of the intangible asset exceeds its fair value.

Considerable management judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate cash flows. Our judgments regarding the existence of impairment indicators and future cash flows related to goodwill and indefinite-lived intangible assets are based on the operational performance of our acquired businesses, market conditions, relevant trading multiples of comparable companies, the trading price of our common stock and other factors. Although there are inherent uncertainties in this assessment process, the estimates and assumptions we use are consistent with our internal planning. However, disruptions to our business such as economic weakness and unexpected significant declines in operating results of reporting units, may result in our having to perform an impairment test for goodwill for some or all of our reporting units and indefinite-lived intangible assets prior to the required annual assessment. These types of events and the resulting analysis could result in goodwill or indefinite-lived intangible asset impairment charges in the future.

As of December 31, 2010, there were no reporting units deemed to be at risk of failing the goodwill impairment test. Also, we do not have any indefinite-lived intangible assets at risk of failing our impairment test. There have been no significant events since the timing of our impairment tests that would have triggered additional impairment testing. No impairments of goodwill or indefinite-lived intangible assets were recorded in 2010, 2009 or 2008.

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

In 2009, we recorded losses of $87 million due to impairment charges related to NASDAQ Dubai and Agora-X. These charges were included in income (loss) from unconsolidated investees, net in the Consolidated Statements of Income. See Note 5, “Investments,” to the consolidated financial statements for further discussion. In 2008, we recorded an impairment loss of finite-lived intangible assets of $7 million primarily related to our insurance agency business, which was part of Corporate Solutions within our Issuer Services segment. This charge was included in asset impairment charges in the Consolidated Statements of Income. See Note 4, “Goodwill and Purchased Intangible Assets,” to the consolidated financial statements for further discussion. No other impairments of long-lived assets were recorded in 2010, 2009 or 2008.

Amortization Periods of Intangible Assets with Finite-Lives

Intangible assets, net, primarily include exchange and clearing registrations, customer relationships, trade names, licenses and technology. Intangible assets with finite-lives are amortized on a straight-line basis over their average estimated useful lives as follows:

•	Technology: 3—10 years

•	Customer relationships: 10—30 years

•	Other: 4—10 years

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

Share-Based Compensation

The accounting for share-based compensation requires the measurement and recognition of compensation expense for all share-based awards made to employees based on estimated fair values. Share-based awards, or equity awards, include employee stock options, restricted stock and performance service units, or PSUs. Prior to October 2008, restricted stock generally refers to restricted stock awards and after October 2008, restricted stock generally refers to restricted stock units.

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

Foreign Currency Translation

Foreign denominated assets and liabilities are remeasured into the functional currency at exchange rates in effect at the balance sheet date through the income statement. Gains or losses resulting from foreign currency transactions are remeasured using the rates on the dates on which those elements are recognized during the period, and are included in general, administrative and other expense in the Consolidated Statements of Income.

Translation gains or losses resulting from translating our subsidiaries’ financial statements from the local functional currency to the reporting currency, net of tax, are included in accumulated other comprehensive income (loss) within stockholders’ equity in the Consolidated Balance Sheets. Assets and liabilities are translated at the balance sheet date while revenues and expenses are recorded at the date the transaction occurs or at an applicable average rate.

Recently Adopted Accounting Pronouncements

ASC Topic 605.25—In October 2009, the Financial Accounting Standards Board, or FASB, issued authoritative guidance on FASB Accounting Standards Codification, or ASC, Topic 605.25, “Revenue Recognition—Multiple-Element Arrangements.” This guidance modifies the revenue recognition guidance for arrangements that involve the delivery of multiple-elements, such as product, software, services or support, to a customer at different times as part of a single revenue generating transaction. This standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. The standard also expands the disclosure requirements for multiple deliverable revenue arrangements. This accounting guidance was effective for us on January 1, 2011, but allowed for early adoption as of the first quarter of 2010 or through a retrospective application to all revenue arrangements for all periods presented in the financial statements. We adopted this guidance in the first quarter of 2010. The adoption did not have a significant impact on our financial position or results of operations.

ASC Topic 820—In January 2010, the FASB issued amended guidance relating to ASC Topic 820, “Fair Value Measurements and Disclosures.” The amended guidance requires new disclosures as follows:

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

This accounting guidance was effective for us beginning on January 1, 2010, except for the disclosure requirements surrounding the reconciliation of Level 3 fair value measurements, which were effective for us on January 1, 2011. Since this guidance only requires additional disclosure, it did not and will not affect our financial position or results of operations.

ASC Topic 855—In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, entities that file with the SEC are no longer required to disclose the date through which subsequent events have been evaluated in originally issued or revised financial statements. This amended guidance was effective immediately and we adopted the new requirements as of March 31, 2010.

Summarized Quarterly Financial Data (Unaudited)

	1st Qtr 2010	2nd Qtr 2010	3rd Qtr 2010	4th Qtr 2010
	(in millions, except per share amounts)
Total revenues	$771	$886	$758	$783
Cost of revenues	(411)	(496)	(386)	(383)

Revenues less transaction rebates, brokerage, clearance and exchange fees	360	390	372	400
Total operating expenses	248	211	207	225

Operating income	112	179	165	175

Net income attributable to NASDAQ OMX	$61	$96	$101	$137

Basic earnings per share	$0.29	$0.46	$0.51	$0.70

Diluted earnings per share	$0.28	$0.46	$0.50	$0.69

	1st Qtr 2009	2nd Qtr 2009	3rd Qtr 2009	4th Qtr 2009
Total revenues	$895	$889	$810	$817
Cost of revenues	(526)	(522)	(461)	(448)

Revenues less transaction rebates, brokerage, clearance and exchange fees	369	367	349	369
Total operating expenses	203	208	218	220

Operating income	166	159	131	149

Net income attributable to NASDAQ OMX	$94	$69	$60	$43

Basic earnings per share	$0.47	$0.34	$0.30	$0.20

Diluted earnings per share	$0.44	$0.33	$0.28	$0.20

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Information about quantitative and qualitative disclosures about market risk is incorporated herein by reference from “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk.”

Item 8. Financial Statements and Supplementary Data.

NASDAQ OMX’s consolidated financial statements, including Consolidated Balance Sheets as of December 31, 2010 and 2009, Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008, Consolidated Statements of Changes in Equity for the years ended December 31, 2010, 2009 and 2008, Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2010, 2009 and

2008, Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008 and notes to our consolidated financial statements, together with a report thereon of Ernst & Young LLP, dated February 24, 2011, are attached hereto as pages F-1 through F-79 and incorporated by reference herein.

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

(b). Internal controls over financial reporting. There have been no changes in NASDAQ OMX’s internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, NASDAQ OMX’s internal controls over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting, as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on its assessment, our management believes that, as of December 31, 2010, our internal control over financial reporting is effective.

Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on NASDAQ OMX’s internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of The NASDAQ OMX Group, Inc.

We have audited The NASDAQ OMX Group, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The NASDAQ OMX Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis of our opinion.

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

In our opinion, The NASDAQ OMX Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standard of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The NASDAQ OMX Group, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in equity, comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2010 of The NASDAQ OMX Group, Inc. and our report dated February 24, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

February 24, 2011

Item 9B. Other Information.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Information about NASDAQ OMX’s directors, as required by Item 401 of Regulation S-K, is incorporated by reference from the discussion under the caption “Proposal I: Election of Directors” in NASDAQ OMX’s proxy statement for the 2011 Annual Meeting of Stockholders, or the Proxy. Information about NASDAQ OMX’s executive officers, as required by Item 401 of Regulation S-K, is incorporated by reference from the discussion under the caption “Executive Officers of NASDAQ OMX” in the Proxy. Information about Section 16 reports, as required by Item 405 of Regulation S-K, is incorporated by reference from the discussion under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy. Information about NASDAQ OMX’s code of ethics, as required by Item 406 of Regulation S-K, is incorporated by reference from the discussion under the caption “NASDAQ OMX Corporate Governance Guidelines and Code of Ethics” in the Proxy. Information about NASDAQ OMX’s nomination procedures, audit committee and audit committee financial experts, as required by Items 407(c)(3), 407(d)(4) and 407(d)(5) of Regulation S-K, is incorporated by reference from the discussion under the caption “Proposal I: Election of Directors” in the Proxy.

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

Equity Compensation Plan Information

NASDAQ OMX’s Equity Plan provides for the issuance of our equity securities to our officers and other employees, directors and consultants. In addition, most employees of NASDAQ OMX and its subsidiaries are eligible to participate in the NASDAQ OMX Employee Stock Purchase Plan, or ESPP, at 85.0% of the fair market value of our common stock on the price calculation date. The Equity Plan and the ESPP have been approved previously by our stockholders. In 2003, we granted non-qualified stock options for 1,000,000 shares of common stock and 100,000 shares of restricted stock to Robert Greifeld, our Chief Executive Officer, as inducement awards to secure his employment with NASDAQ OMX. These two inducement awards were outside of the Equity Plan. The following table sets forth information regarding outstanding options and shares reserved for future issuance under all of NASDAQ OMX’s compensation plans as of December 31, 2010.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)(1)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))(c)
Equity compensation plans approved by stockholders	9,412,842		$17.79	12,316,604	(2)
Equity compensation plans not approved by stockholders	700,000	(3)(4)	$5.28
Total	10,112,842		$16.92	12,316,604	(2)

(1)

The amounts in this column include only the number of shares to be issued upon exercise of outstanding options, warrants and rights. At December 31, 2010, we also had 3,857,720 shares to be issued upon vesting of outstanding restricted stock and PSUs.

(2)	This amount includes 8,445,563 shares of common stock that may be awarded pursuant to the Equity Plan and 3,871,041 shares of common stock that may be issued pursuant to the ESPP.
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

(a)(3) Exhibits

Exhibit Index

Exhibit Number
3.1	Restated Certificate of Incorporation of NASDAQ OMX (incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed on August 7, 2009).

3.1.1	Certificate of Designation of Series A Convertible Preferred Stock of NASDAQ OMX (incorporated herein by reference to Exhibit 3.1.8 to the Current Report on Form 8-K filed on October 6, 2009).

3.2	By-Laws of NASDAQ OMX (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on April 22, 2010).

4.1	Form of Common Stock certificate (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form 10 filed on April 30, 2001).

4.2	Amended and Restated Securityholders Agreement, dated as of April 22, 2005, among Norway Acquisition SPV, LLC, Hellman & Friedman Capital Partners IV, L.P., H&F Executive Fund IV, L.P., H&F International Partners IV-A, L.P., and H&F International Partners IV-B, L.P., Silver Lake Partners TSA, L.P., Silver Lake Investors, L.P., VAB Investors, LLC and Integral Capital Partners VI, L.P. (incorporated herein by reference to Exhibit 4.5 to the Current Report on Form 8-K filed on April 28, 2005).

Exhibit Number
4.3	Registration Rights Agreement, dated as of April 22, 2005, among Nasdaq, Hellman & Friedman Capital Partners IV, L.P., H&F Executive Fund IV, L.P., H&F International Partners IV-A, L.P., and H&F International Partners IV-B, L.P., Silver Lake Partners TSA, L.P., Silver Lake Investors, L.P., VAB Investors, LLC and Integral Capital Partners VI, L.P. (incorporated herein by reference to Exhibit 4.4 to the Current Report on Form 8-K filed on April 28, 2005).

4.4	Indenture, dated as February 26, 2008, between Nasdaq and The Bank of New York (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 3, 2008)

4.5	Form of 2.50% Convertible Senior Note due 2013 (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on March 3, 2008).

4.6	Registration Rights Agreement, dated February 26, 2008, among The NASDAQ OMX Group, Inc., J.P. Morgan Securities Inc. and Banc of America Securities LLC (incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on March 3, 2008).

4.7	The NASDAQ OMX Group Inc.’s Stockholders’ Agreement, dated as of February 27, 2008, between The NASDAQ OMX Group, Inc. and Borse Dubai Limited (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 3, 2008).

4.7.1	First Amendment to The NASDAQ OMX Group Inc.’s Stockholders’ Agreement, dated as of February 19, 2009, between The NASDAQ OMX Group, Inc. and Borse Dubai Limited (incorporated herein by reference to Exhibit 4.10.1 to the Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 26, 2009).

4.8	Registration Rights Agreement, dated as of February 27, 2008, among The NASDAQ OMX Group, Inc., Borse Dubai Limited and Borse Dubai Nasdaq Share Trust (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on March 3, 2008).

4.8.1	First Amendment to Registration Rights Agreement, dated as of February 19, 2009, among The NASDAQ OMX Group, Inc., Borse Dubai Limited and Borse Dubai Nasdaq Share Trust (incorporated herein by reference to Exhibit 4.11.1 to the Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 26, 2009).

4.9	Indenture, dated as of January 15, 2010, between NASDAQ OMX and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on January 19, 2010).

4.10	Supplemental Indenture, dated as of January 15, 2010, among NASDAQ OMX and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on January 19, 2010).

4.11	Supplemental Indenture, dated as of December 17, 2010, among NASDAQ OMX and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on December 21, 2010).

4.12	NASDAQ Stockholders’ Agreement, dated as of December 16, 2010, between The NASDAQ OMX Group, Inc. and Investor AB.

10.1	Amended and Restated Board Compensation Policy, approved as of July 27, 2010 (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed on August 4, 2010).*

10.2	The NASDAQ OMX Group, Inc. 2010 Executive Corporate Incentive Plan, effective as of January 1, 2010 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed on August 4, 2010).*

Exhibit Number
10.3	Form of NASDAQ OMX Non-Qualified Stock Option Award Certificate.*

10.4	Form of NASDAQ OMX Restricted Unit Award Certificate (employees).*

10.5	Form of NASDAQ OMX Restricted Stock Unit Agreement (directors) (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed on August 7, 2009).*

10.6	Form of NASDAQ OMX Performance Share Unit Agreement.*

10.7	Amended and Restated Supplemental Executive Retirement Plan, dated as of December 17, 2008 (incorporated herein by reference to Exhibit 10.6 to the Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 26, 2009).*

10.7.1	Amendment No. 1 to Amended and Restated Supplemental Executive Retirement Plan, effective as of December 31, 2008 (incorporated herein by reference to Exhibit 10.6.1 to the Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 26, 2009).*

10.8	The NASDAQ OMX Group, Inc. Supplemental Employer Retirement Contribution Plan, dated as of December 17, 2008 (incorporated herein by reference to Exhibit 10.7 to the Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 26, 2009).*

10.9	Employment Agreement by and between Nasdaq and Robert Greifeld, effective as of January 1, 2007 (incorporated herein by reference to Exhibit 10.5 to the Annual Report on Form 10-K filed on February 28, 2007).*

10.9.1	Amendment to Employment Agreement by and between NASDAQ OMX and Robert Greifeld, effective as of December 31, 2008 (incorporated herein by reference to Exhibit 10.8.1 to the Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 26, 2009).*

10.10	Nonqualified Stock Option Agreement between Nasdaq and Robert Greifeld reflecting December 13, 2006 grant (incorporated herein by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the year ended December 31, 2007 filed on February 25, 2008).*

10.11	Nonqualified Stock Option Agreement between NASDAQ OMX and Robert Greifeld reflecting June 30, 2009 grant (incorporated herein by reference to Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 18, 2010).*

10.12	2007 Performance Share Unit Agreement between Nasdaq and Robert Greifeld (incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 2007 filed on February 25, 2008).*

10.13	2008 Performance Share Unit Agreement between Nasdaq and Robert Greifeld (incorporated herein by reference to Exhibit 10.15 to the Annual Report on Form 10-K for the year ended December 31, 2007 filed on February 25, 2008).*

10.14	2009 Performance Share Unit Agreement between NASDAQ OMX and Robert Greifeld (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed on August 7, 2009).*

10.15	2010 Performance Share Unit Agreement between NASDAQ OMX and Robert Greifeld (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed on November 3, 2010).*

10.16	Form of Amended and Restated Letter Agreement, effective as of December 31, 2008, between NASDAQ OMX and Certain Executive Officers (incorporated herein by reference to Exhibit 10.12 to the Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 26, 2009).*

Exhibit Number
10.17	Employment Agreement between Nasdaq and Edward Knight, effective as of December 29, 2000 Nasdaq (incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 31, 2003).*

10.17.1	First Amendment to Employment Agreement between Nasdaq and Edward Knight, effective February 1, 2002 Nasdaq (incorporated herein by reference to Exhibit 10.14.1 to the Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 31, 2003).*

10.17.2	Second Amendment to Employment Agreement between NASDAQ OMX and Edward Knight, effective as of December 31, 2008 (incorporated herein by reference to Exhibit 10.13.2 to the Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 26, 2009).*

10.18	Amendment to Nonqualified Stock Option Agreements, effective as of October 21, 2009, between NASDAQ OMX and David P. Warren (incorporated herein by reference to Exhibit 10.17 to the Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 18, 2010).*

10.19	Employment Agreement, dated as of June 24, 2008, between OMX AB and Hans-Ole Jochumsen (incorporated herein by reference to Exhibit 10.18 to the Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 18, 2010).*

10.20	Credit Agreement, dated as of January 15, 2010, among NASDAQ OMX, the Lenders party thereto, Bank of America, N.A., as administrative agent, Nordea Bank AB (publ.) and Skandinaviska Enskilda Banken AB (publ.), as Nordic Lead Arrangers and Joint Bookrunning Managers, Banc of America Securities LLC and J.P. Morgan Securities Inc., as U.S. Lead Arrangers and Joint Bookrunning Managers and J.P. Morgan Chase Bank, N.A., Nordea Bank AB (publ.) and Skandinaviska Enskilda Banken AB (publ.) as documentation agents (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on January 19, 2010).

10.21	Credit Agreement, dated as of December 17, 2010, among NASDAQ OMX, the Lenders party thereto, J.P. Morgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Securities LLC, as Sole Lead Arranger and Sole Lead Bookrunning Manager.

11	Statement regarding computation of per share earnings (incorporated herein by reference from Note 13 to the consolidated financial statements under Part II, Item 9 of this Form 10-K).

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	List of all subsidiaries.

23.1	Consent of Ernst & Young.

24.1	Powers of Attorney.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).
31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema

Exhibit Number

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Management contract or compensatory plan or arrangement.

**	The following materials from The NASDAQ OMX Group, Inc. Annual Report on Form 10-K for the year ended December 31, 2010, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008; (ii) Consolidated Balance Sheets at December 31, 2010 and December 31, 2009; (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2010, 2009 and 2008; (iv) Consolidated Statements of Changes in Equity for the years ended December 31, 2010, 2009 and 2008: (v) Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008; and (vi) notes to consolidated financial statements, tagged as block of text. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(b)	Exhibits:

See Item 15(a)(3) above.

(c)	Financial Statement Schedules:

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2011.

THE NASDAQ OMX GROUP, INC.

By:	/s/ ROBERT GREIFELD
Name:	Robert Greifeld
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 24, 2011.

Name	Title

/s/ ROBERT GREIFELD Robert Greifeld	Chief Executive Officer and Director (Principal Executive Officer)

/s/ ADENA T. FRIEDMAN Adena T. Friedman	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ RONALD HASSEN Ronald Hassen	Senior Vice President and Controller (Principal Accounting Officer)

* H. Furlong Baldwin	Chairman of the Board

* Urban Bäckström	Deputy Chairman of the Board

* Michael Casey	Director

* Börje Ekholm	Director

* Lon Gorman	Director

* Glenn H. Hutchins	Director

* Birgitta Kantola	Director

* Essa Kazim	Director

* John D. Markese	Director

Name	Title

* Hans Munk Nielsen	Director

* Thomas F. O’Neill	Director

* James S. Riepe	Director

* Michael R. Splinter	Director

* Lars Wedenborn	Director

* Deborah L. Wince-Smith	Director

*	Pursuant to Power of Attorney

By:	/s/ EDWARD S. KNIGHT
Edward S. Knight
Attorney-in-Fact

THE NASDAQ OMX GROUP, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

The following consolidated financial statements of The NASDAQ OMX Group, Inc. and its subsidiaries are presented herein on the page indicated:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of The NASDAQ OMX Group, Inc.

We have audited the accompanying consolidated balance sheets of The NASDAQ OMX Group, Inc. (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in equity, comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The NASDAQ OMX Group, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The NASDAQ OMX Group, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

February 24, 2011

The NASDAQ OMX Group, Inc.

Consolidated Balance Sheets

(in millions, except share and par value amounts)

	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$315	$594
Restricted cash	60	30
Financial investments, at fair value	253	308
Receivables, net	298	301
Deferred tax assets	13	25
Open clearing contracts:
Derivative positions, at fair value	4,037	2,054
Resale agreements, at contract value	3,441	—
Other current assets	93	58

Total current assets	8,510	3,370
Non-current restricted cash	105	80
Property and equipment, net	164	164
Non-current deferred tax assets	433	504
Goodwill	5,127	4,800
Intangible assets, net	1,719	1,631
Other assets	149	173

Total assets	$16,207	$10,722

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$142	$125
Section 31 fees payable to SEC	82	137
Accrued personnel costs	122	114
Deferred revenue	122	105
Other current liabilities	119	71
Deferred tax liabilities	26	23
Open clearing contracts:
Derivative positions, at fair value	4,037	2,054
Repurchase agreements, at contract value	3,441	—
Current portion of debt obligations	140	225

Total current liabilities	8,231	2,854
Debt obligations	2,181	1,867
Non-current deferred tax liabilities	698	683
Non-current deferred revenue	170	160
Other liabilities	198	199

Total liabilities	11,478	5,763
Commitments and contingencies
Series A convertible preferred stock	—	15
Equity
NASDAQ OMX stockholders’ equity:
Common stock, $0.01 par value, 300,000,000 shares authorized, shares issued: 213,370,086 at December 31, 2010 and 211,713,186 at December 31, 2009; shares outstanding: 175,782,683 at December 31, 2010 and 211,385,464 at December 31, 2009	2	2
Preferred stock, 30,000,000 shares authorized, series A convertible preferred stock: shares issued: 1,600,000 at December 31, 2010 and December 31, 2009; shares outstanding: none at December 31, 2010 and 1,600,000 at December 31, 2009 (classified above at December 31, 2009 as temporary equity)	—	—
Additional paid-in capital	3,780	3,736
Common stock in treasury, at cost: 37,587,403 shares at December 31, 2010 and 327,722 shares at December 31, 2009	(796)	(10)
Accumulated other comprehensive loss	(272)	(406)
Retained earnings	2,004	1,610

Total NASDAQ OMX stockholders’ equity	4,718	4,932
Noncontrolling interests	11	12

Total equity	4,729	4,944

Total liabilities, series A convertible preferred stock and equity	$16,207	$10,722

See accompanying notes to consolidated financial statements.

The NASDAQ OMX Group, Inc.

Consolidated Statements of Income

(in millions, except per share amounts)

	Year Ended December 31,
	2010	2009	2008
Revenues
Market Services	$2,700	$2,934	$3,176
Issuer Services	344	330	343
Market Technology	152	145	119
Other	1	2	12

Total revenues	3,197	3,411	3,650
Cost of revenues
Transaction rebates	(1,312)	(1,475)	(1,744)
Brokerage, clearance and exchange fees	(363)	(483)	(446)

Total cost of revenues	(1,675)	(1,958)	(2,190)

Revenues less transaction rebates, brokerage, clearance and exchange fees	1,522	1,453	1,460

Operating Expenses
Compensation and benefits	416	412	401
Marketing and advertising	20	15	19
Depreciation and amortization	103	104	93
Professional and contract services	78	76	72
Computer operations and data communications	58	58	54
Occupancy	88	81	65
Regulatory	35	32	29
Merger and strategic initiatives	4	17	25
General, administrative and other	89	55	62

Total operating expenses	891	850	820

Operating income	631	603	640
Interest income	9	13	35
Interest expense	(102)	(102)	(97)
Dividend and investment income	(3)	2	8
Loss on divestiture of businesses	(11)	—	—
Income (loss) from unconsolidated investees, net	2	(107)	27
Loss on sale of investment security	—	(5)	—
Gain on sales of businesses	—	12	—
Debt conversion expense	—	(25)	—
Asset impairment charges	—	—	(42)
Gain (loss) on foreign currency contracts, net	—	—	(58)

Income before income taxes	526	391	513
Income tax provision	137	128	198

Net income	389	263	315
Net (income) loss attributable to noncontrolling interests	6	3	(1)

Net income attributable to NASDAQ OMX	$395	$266	$314

Basic and diluted earnings per share:
Basic earnings per share	$1.94	$1.30	$1.65

Diluted earnings per share	$1.91	$1.25	$1.55

See accompanying notes to consolidated financial statements.

The NASDAQ OMX Group, Inc.

Consolidated Statements of Changes in Equity

(in millions, except share amounts)

	Number of Common Shares Outstanding	Common Stock at Par Value	Additional Paid-in Capital	Common Stock in Treasury at Cost	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total
Balance at January 1, 2007	138,869,150	$1	$1,189	$(8)	$(5)	$1,030	$—	$2,207
Net income	—	—	—	—	—	314	1	315
Change in unrealized losses on derivative financial instruments that qualify as cash flow hedges, net of tax of $4	—	—	—	—	(7)	—	—	(7)
Foreign currency translation, net of tax of $437	—	—	—	—	(601)	—	—	(601)
Employee benefit plan adjustments, net of tax of $1	—	—	—	—	(6)	—	—	(6)
Business combination with OMX AB	60,561,515	1	2,266	—	—	—	16	2,283
Conversion of 3.75% convertible notes and exercise of warrants	1,531,451	—	22	—	—	—	—	22
Adoption of new accounting guidance for 2.50% convertible senior notes	—	—	51	—	—	—	—	51
Amortization and vesting of restricted stock and PSUs	164,507	—	15	(2)	—	—	—	13
Stock options exercised, net	712,860	—	23	—	—	—	—	23
Other purchases of common stock, net	57,217	—	3	—	—	—	—	3

Balance at December 31, 2008	201,896,700	$2	$3,569	$(10)	$(619)	$1,344	$17	$4,303
Net income (loss)	—	—	—	—	—	266	(3)	263
Change in unrealized losses on derivative financial instruments that qualify as cash flow hedges, net of tax of ($1)	—	—	—	—	1	—	—	1
Foreign currency translation, net of tax of ($184)	—	—	—	—	215	—	—	215
Employee benefit plan adjustments, net of tax of $6	—	—	—	—	(3)	—	—	(3)
Conversion of 3.75% convertible notes	8,246,680	—	118	—	—	—	—	118
Early extinguishment of a portion of 2.50% convertible senior notes	—	—	(3)	—	—	—	—	(3)
Amortization and vesting of restricted stock and PSUs	260,721	—	20	—	—	—	—	20
Stock options exercised, net	814,575	—	22	—	—	—	—	22
Other purchases of common stock, net	166,788	—	7	—	—	—	—	7
Purchases of subsidiary shares from noncontrolling interests	—	—	(2)	—	—	—	(5)	(7)
Sale of subsidiary shares to noncontrolling interests	—	—	5	—	—	—	3	8

Balance at December 31, 2009	211,385,464	$2	$3,736	$(10)	$(406)	$1,610	$12	$4,944

	Number of Common Shares Outstanding	Common Stock at Par Value	Additional Paid-in Capital	Common Stock in Treasury at Cost	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total
Net income (loss)	—	—	—	—	—	395	(6)	389
Reclassification adjustment for loss realized in net income on cash flow hedges, net of tax of ($3)	—	—	—	—	6	—	—	6
Foreign currency translation, net of tax of ($98)	—	—	—	—	133	—	—	133
Employee benefit plan adjustment losses, net of tax of $2	—	—	—	—	(3)	—	—	(3)
Net unrealized holding gains (losses) on available-for-sale securities, net of tax of $1	—	—	—	—	(2)	—	—	(2)
Share repurchase program	(37,831,647)	—	—	(797)	—	—	—	(797)
Conversion of series A convertible preferred stock to common stock and accretion	845,646	—	16	—	—	(1)	—	15
Amortization and vesting of restricted stock and PSUs	579,759	—	23	(4)	—	—	—	19
Stock options exercised, net	708,731	—	5	9	—	—	—	14
Other purchases of common stock, net	94,730	—	1	6	—	—	—	7
Purchases of subsidiary shares from noncontrolling interests	—	—	(1)	—	—	—	(1)	(2)
Sale of subsidiary shares to noncontrolling interests and other adjustments	—	—	—	—	—	—	6	6

Balance at December 31, 2010	175,782,683	$2	$3,780	$(796)	$(272)	$2,004	$11	$4,729

See accompanying notes to consolidated financial statements.

The NASDAQ OMX Group, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in millions)

	Year Ended December 31,
	2010	2009	2008
Net income	$389	$263	$315
Other comprehensive income (loss):
Net unrealized holding losses on available-for-sale investment securities:
Unrealized holding losses arising during the period	(3)	(5)	(35)
Income tax benefit	1	—	—
Reclassification adjustment for losses realized in net income on available-for-sale investment security	—	5	35

Total	(2)	—	—

Foreign currency translation gains (losses):
Net foreign currency translation gains (losses)	231	399	(1,038)
Income tax (expense) benefit	(98)	(184)	437

Total	133	215	(601)

Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) on cash flow hedges arising during the period	—	2	(11)
Income tax (expense) benefit	—	(1)	4
Reclassification adjustment for loss realized in net income on cash flow hedges	9	—	—
Income tax benefit recognized in net income during the period	(3)	—	—

Total	6	1	(7)

Employee benefit plans:
Employee benefit plan adjustment losses	(5)	(9)	(7)
Income tax benefit	2	6	1

Total	(3)	(3)	(6)

Total other comprehensive income (loss), net of tax	134	213	(614)

Comprehensive income (loss)	523	476	(299)

Comprehensive (income) loss attributable to noncontrolling interests	6	3	(1)

Comprehensive income (loss) attributable to NASDAQ OMX	$529	$479	$(300)

See accompanying notes to consolidated financial statements.

The NASDAQ OMX Group, Inc.

Consolidated Statements of Cash Flows

(in millions)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities
Net income	$389	$263	$315
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	103	104	93
Share-based compensation	33	35	26
Excess tax benefits related to share-based compensation	(2)	(4)	(5)
Loss on divestiture of businesses	11	—	—
Provision for bad debts	5	1	4
Charges related to debt refinancing	37	—	—
Gain on the early extinguishment of debt obligations	—	(4)	—
Deferred taxes, net	(35)	(10)	(107)
Loss on sale of investment security	—	5	—
Gain on sales of businesses	—	(12)	—
Net (income) loss from unconsolidated investees	(2)	107	(27)
Debt conversion expense	—	25	—
Asset retirements and impairment charges	6	13	42
Loss on foreign currency contracts, net	—	—	58
Accretion of 2.50% convertible senior notes	14	13	11
Other non-cash items included in net income	2	(2)	2
Net change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables, net	5	33	31
Other assets	(79)	130	(181)
Accounts payable and accrued expenses	4	(125)	20
Section 31 fees payable to SEC	(55)	88	(54)
Accrued personnel costs	2	(41)	21
Deferred revenue	14	4	(42)
Other current liabilities	6	(37)	(9)
Other liabilities	(18)	(4)	18

Cash provided by operating activities	440	582	216

Cash flows from investing activities
Purchases of trading securities	(237)	(607)	(164)
Purchase of equity method investment	—	(16)	—
Proceeds from sales and redemptions of trading securities	350	542	—
Proceeds from sales and redemptions of available-for-sale investment securities	—	25	15
Proceeds from sales of equity method investments	1	54	—
Purchases of foreign currency contracts	—	—	(13)
Settlement of foreign currency contracts	—	—	67
Acquisitions of businesses, net of cash and cash equivalents acquired and purchase accounting adjustments	(190)	(6)	(2,999)
Dispositions of businesses, net of cash and cash equivalents disposed	—	14	—
Purchases of property and equipment	(42)	(59)	(55)

Cash used in investing activities	(118)	(53)	(3,149)

Cash flows from financing activities
Proceeds from debt obligations, net of debt issuance costs	2,409	—	2,422
Payments of debt obligations	(2,216)	(340)	(428)
Cash paid for repurchase of common stock	(797)	—	—
Purchases of noncontrolling interests	(2)	(6)	—
Proceeds from contributions of noncontrolling interests	3	7	—
Cash inducement payment	—	(9)	—
Net proceeds from exercise of warrants	—	—	22
Issuances of common stock, net of treasury stock purchases	6	8	8
Excess tax benefits related to share-based compensation	2	4	5

Cash provided by (used in) financing activities	(595)	(336)	2,029

Effect of exchange rate changes on cash and cash equivalents	(6)	27	(47)

Increase (decrease) in cash and cash equivalents	(279)	220	(951)
Cash and cash equivalents at beginning of period	594	374	1,325

Cash and cash equivalents at end of period	$315	$594	$374

Supplemental Disclosure Cash Flow Information
Cash paid for:
Interest	$53	$71	$67
Income taxes, net of refund	$148	$153	$266

See accompanying notes to consolidated financial statements.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements

1. Organization and Nature of Operations

We are a leading global exchange group that delivers trading, clearing, exchange technology, securities listing, and public company services across six continents. Our global offerings are diverse and include trading and clearing across multiple asset classes, market data products, financial indexes, capital formation solutions, financial services and market technology products and services. Our technology powers markets across the globe, supporting cash equity trading, derivatives trading, clearing, and settlement and many other functions.

In the U.S., we operate The NASDAQ Stock Market, a registered national securities exchange. The NASDAQ Stock Market is the largest single cash equities securities market in the U.S. in terms of listed companies and in the world in terms of share value traded. As of December 31, 2010, The NASDAQ Stock Market was home to 2,778 listed companies with a combined market capitalization of approximately $4.6 trillion. In addition, in the U.S. we operate two additional cash equities trading markets, two options markets, a futures market and a derivatives clearinghouse. We also engage in riskless principal trading of OTC power and gas contracts.

In Europe, we operate exchanges in Stockholm (Sweden), Copenhagen (Denmark), Helsinki (Finland), and Iceland as NASDAQ OMX Nordic, and exchanges in Tallinn (Estonia), Riga (Latvia) and Vilnius (Lithuania) as NASDAQ OMX Baltic. Collectively, the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic offer trading in cash equities, bonds, structured products and ETFs, as well as trading and clearing of derivatives and clearing of resale and repurchase agreements. Our Nordic and Baltic operations also offer alternative marketplaces for smaller companies called NASDAQ OMX First North. As of December 31, 2010, the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic, together with NASDAQ OMX First North, were home to 780 listed companies with a combined market capitalization of approximately $1.1 trillion.

We also operate NASDAQ OMX Armenia. In addition, NASDAQ OMX Commodities operates the world’s largest power derivatives exchange, one of Europe’s largest carbon exchanges and N2EX, a marketplace for physical U.K. power contracts.

In some of the countries where we operate exchanges, we also provide clearing, settlement and depository services.

We manage, operate and provide our products and services in three business segments: Market Services, Issuer Services and Market Technology.

Market Services

Our Market Services segment includes our U.S. and European Transaction Services businesses, as well as our Market Data and Broker Services businesses. We offer trading on multiple exchanges and facilities across several asset classes, including cash equities, derivatives, debt, commodities, structured products and ETFs. In addition, in some of the countries where we operate exchanges, we also provide clearing, settlement and depository services.

U.S. Transaction Services

In the U.S., we offer trading in cash equity securities, derivatives and ETFs on The NASDAQ Stock Market, The NASDAQ Options Market, NASDAQ OMX PHLX, NASDAQ OMX BX, NASDAQ OMX PSX and NFX, and engage in riskless principal trading of OTC power and gas contracts through NOCC. Our transaction-based

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

platforms in the U.S. provide market participants with the ability to access, process, display and integrate orders and quotes for cash equity securities, derivatives and ETFs. The platforms allow the routing and execution of buy and sell orders as well as the reporting of transactions for cash equity securities, derivatives and ETFs, providing fee-based revenues.

Cash Equities Trading

The NASDAQ Stock Market is the largest single pool of liquidity for trading U.S.-listed cash equities, matching an average of approximately 18.8% of all U.S. cash equities volume for 2010. In January 2009, we launched a second U.S. cash equities market called NASDAQ OMX BX. With NASDAQ OMX BX, we offer a second quote within the U.S. cash equities marketplace providing our customers enhanced trading choices and pricing flexibility within the U.S. cash equities marketplace. During the year ended December 31, 2010, NASDAQ OMX BX matched an average of approximately 3.3% of all U.S. cash equities volume.

In October 2010, we launched a third U.S. cash equities market, called NASDAQ OMX PSX. This new market utilizes a price-size priority model and also runs on INET technology, leveraging the speed and efficiency benefits offered throughout NASDAQ OMX globally.

U.S. Derivative Trading and Clearing

In the U.S., we operate The NASDAQ Options Market and NASDAQ OMX PHLX for the trading of equity options, ETF options, index options and currency options. As of December 31, 2010, NASDAQ OMX PHLX was the largest options market in the U.S. NASDAQ OMX PHLX operates a hybrid electronic and floor-based market as a distinct market alongside The NASDAQ Options Market. During the year ended December 31, 2010, NASDAQ OMX PHLX and The NASDAQ Options Market had an average combined market share of approximately 27.4% in the U.S. equity options market, consisting of approximately 23.4% at NASDAQ OMX PHLX and approximately 4.0% at The NASDAQ Options Market. Together, the 27.4% represented the largest share of the U.S. equity and ETF options market. Our options trading platforms provide trading opportunities to both retail investors and high frequency trading firms, who tend to prefer electronic trading, and institutional investors, who typically pursue more complex trading strategies and often prefer to trade on the floor.

In the U.S., we also operate NFX which offers trading for currency futures and other financial futures. Most futures traded on NFX clear at the OCC. In addition, NFX serves as the designated contract market for interest rate swap futures that are cleared through IDCH.

Through IDCH, our majority-owned subsidiary IDCG brings a centrally-cleared solution to the largest segment of the OTC derivatives marketplace, specifically interest rate derivative products. IDCH acts as the CCP for clearing interest rate swap futures contracts. IDCH utilizes NASDAQ OMX matching and clearing technology to clear and settle these interest rate derivative products.

With the purchase of the assets of North American Energy Credit and Clearing Corp. in March 2010 by our newly-established subsidiary NOCC, NASDAQ OMX expanded its presence in the OTC energy commodity markets.

European Transaction Services

Nordic Transaction Services

The exchanges that comprise NASDAQ OMX Nordic offer trading for cash equities and bonds, trading and clearing services for derivatives, and clearing services for resale and repurchase agreements. Our platform allows

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

the exchanges to share the same trading system which enables efficient cross-border trading and settlement, cross membership and a single source for Nordic market data.

Trading is offered in Nordic securities such as cash equities and depository receipts, warrants, convertibles, rights, fund units, ETFs, bonds and other interest-related products. NASDAQ OMX Stockholm and NASDAQ OMX Copenhagen also offer trading in derivatives, such as stock options and futures, index options and futures, fixed-income options and futures and stock loans. Settlement and registration of cash trading takes place in Sweden, Finland, Denmark and Iceland via the local central securities depositories.

On NASDAQ OMX Stockholm, we offer clearing services for fixed-income options and futures, stock options and futures and index options and futures by serving as the CCP. In doing so, we guarantee the completion of the transaction and market participants can thereby limit their counterparty risk. We also act as the counterparty for certain OTC contracts. Beginning in October 2009, most of our cash equity trades on the exchanges that comprise NASDAQ OMX Nordic are centrally cleared by EMCF, a leading European clearinghouse in which we own a 22% equity stake.

In September 2010, NASDAQ OMX launched a clearing service for resale and repurchase agreements. As a result of an agreement between the Swedish Money Market Council and NASDAQ OMX, the entire Swedish Interbank resale and repurchase market will ultimately be cleared through NASDAQ OMX Stockholm.

For further discussion of our Nordic clearing operations, see “Derivative Positions, at Fair Value,” and “Resale and Repurchase Agreements, at Contract Value,” of Note 2, “Summary of Significant Accounting Policies.”

In 2009, NASDAQ OMX expanded its trading offering to include cash equities listed in Norway and launched a new portfolio of Norwegian derivatives products. The offering is designed to provide lower trading costs and other benefits for customers seeking to trade all Nordic equity products on one platform.

Baltic Transaction Services

NASDAQ OMX Baltic operations comprise the exchanges in Tallinn (Estonia), Riga (Latvia) and Vilnius (Lithuania). During the first quarter of 2010, we acquired the remaining 7% minority holding in NASDAQ OMX Tallinn and an additional ownership stake of 0.4% in NASDAQ OMX Vilnius, both for immaterial amounts. As of December 31, 2010, NASDAQ OMX owns 100% of NASDAQ OMX Tallinn, 95% of NASDAQ OMX Vilnius and 93% of NASDAQ OMX Riga. In addition, NASDAQ OMX Tallinn owns 100% of the central securities depository in Estonia, NASDAQ OMX Riga owns 100% of the central securities depository in Latvia, and NASDAQ OMX Vilnius owns 40% of the central securities depository in Lithuania.

The exchanges that comprise NASDAQ OMX Baltic offer their members trading, clearing, payment and custody services. Issuers, primarily large local companies, are offered listing and a distribution network for their securities. The securities traded are mainly cash equities, bonds and treasury bills. Clearing, payment and custody services are offered through the central securities depositories in Estonia, Latvia and Lithuania. In addition, in Estonia and Latvia, NASDAQ OMX offers registry maintenance of fund units included in obligatory pension funds, and in Estonia, NASDAQ OMX offers the maintenance of shareholder registers for listed companies. The Baltic central securities depositories offer a complete range of cross-border settlement services.

Pan-European Transaction Services

In the second quarter of 2010, we made a strategic decision to close the business of NEURO. We retained our London office and data hub, where we support trading and market data clients, run the U.K. power exchange

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

N2EX, and manage our overseas listings operation. As a result of this decision, we recorded a loss of $6 million in the second quarter of 2010. This charge was included in loss on divestiture of businesses in the Consolidated Statements of Income for the year ended December 31, 2010. Our decision to close the business of NEURO will not have a significant impact on our future results of operations.

Commodities Trading and Clearing

NASDAQ OMX Commodities offers derivatives and carbon products, operates a clearing business and offers consulting services to commodities markets globally. With our acquisition of Nord Pool, NASDAQ OMX Commodities’ offering now includes the world’s largest power derivatives exchange and one of Europe’s largest carbon exchanges.

NASDAQ OMX Commodities has 361 members across a wide range of energy producers and consumers, as well as financial institutions. NASDAQ OMX Commodities’ offering is designed for banks, brokers, hedge funds and other financial institutions, as well as power utilities, industrial, manufacturing and oil companies. NASDAQ OMX Commodities offers clearing services for energy derivative and carbon product contracts by serving as the CCP. In doing so, we guarantee the completion of the transaction and market participants can thereby limit their counterparty risk. We also act as the counterparty for certain trades on OTC derivative contracts.

In January 2010, NASDAQ OMX Commodities and Nord Pool Spot launched N2EX, a marketplace for physical UK power contracts.

For further discussion of our NASDAQ OMX Commodities clearing operations, see “Derivative Positions, at Fair Value,” of Note 2, “Summary of Significant Accounting Policies.”

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

Net U.S. Tape Plans

The NASDAQ Stock Market operates as the exclusive Securities Information Processor of the UTP Plan for the collection and dissemination of best bid and offer information and last transaction information from markets that quote and trade in NASDAQ-listed securities. The NASDAQ Stock Market, NASDAQ OMX BX and NASDAQ OMX PSX are participants in the UTP Plan and share in the net distribution of revenue according to the plan on the same terms as the other plan participants. In the role as the Securities Information Processor, The NASDAQ Stock Market collects and disseminates quotation and last sale information for all transactions in NASDAQ-listed securities whether traded on The NASDAQ Stock Market or other exchanges. We sell this information to market participants and to data distributors, who then provide the information to subscribers. After deducting costs associated with our role as an exclusive Securities Information Processor, as permitted under the

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

revenue sharing provision of the UTP Plan, we distribute the tape revenues to the respective UTP Plan participants, including The NASDAQ Stock Market, NASDAQ OMX BX and NASDAQ OMX PSX, based on a formula required by Regulation NMS that takes into account both trading and quoting activity. In addition, all quotes and trades in NYSE- and NYSE Amex-listed securities are reported and disseminated in real time, and as such, we share in the tape revenues for information on NYSE- and NYSE Amex-listed securities.

U.S. Market Data Products

Our market data products enhance transparency and provide critical information to professional and non-professional investors. We collect, process and create information and earn revenues as a distributor of our own, as well as select third-party content. We provide varying levels of quote and trade information to market participants and to data distributors, who in turn provide subscriptions for this information. Our systems enable distributors to gain direct access to our market depth, index values, mutual fund valuation, order imbalances, market sentiment and other analytical data. We earn revenues primarily based on the number of data subscribers and distributors of our data.

European Market Data Products

The exchanges that comprise NASDAQ OMX Nordic, NASDAQ OMX Baltic and NASDAQ OMX Commodities offer European market data products and services. These data products and services provide critical market transparency to professional and non-professional investors who participate in European marketplaces and, at the same time, give investors greater insight into these markets.

European market data products and services are based on the trading information from the exchanges that comprise NASDAQ OMX Nordic, NASDAQ OMX Baltic and NASDAQ OMX Commodities for four classes of assets: cash equities, bonds, derivatives and commodities. We provide varying levels of quote and trade information to market participants and to data distributors, who in turn provide subscriptions for this information. Revenues from European market data are subscription-based and are generated primarily based on the number of data subscribers and distributors of our data.

Broker Services

Our Broker Services operations offer technology and customized securities administration solutions to financial participants in the Nordic market. Broker Services provide services through a registered securities company which is regulated by the SFSA. The primary services consist of flexible back-office systems, which allow customers to entirely or partly outsource their company’s back-office functions.

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

Acquisition of FTEN

In December 2010, we completed our acquisition of FTEN, a leading provider of RTRM solutions for the financial securities market. As a market leader in RTRM, FTEN is well positioned to grow as the industry is becoming more focused on solutions for effectively managing risk. Market participants are seeking tools that

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

provide real-time, low latency enterprise-wide risk management, market awareness and control. FTEN’s technology provides broker-dealers and their clients the ability to manage risk more effectively in real-time, which leads to better utilization of capital as well as improved regulatory compliance. We will offer FTEN solutions to our global base of broker-dealers and the international exchange community. For further discussion of our FTEN acquisition, see Note 3, “Acquisitions and Strategic Initiatives.”

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

Global Listing Services

Our Global Listing Services business includes our U.S. Listings, European Listings and Corporate Solutions businesses.

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

European Listings

We also offer listings on our Nordic and Baltic exchanges and NASDAQ OMX First North. Revenues are generated through annual fees paid by companies listed on these exchanges, which are measured in terms of the listed company’s market capitalization on a trailing 12-month basis. Our European listing customers are organizations such as companies, funds or governments that issue and list securities on the exchanges of NASDAQ OMX Nordic and NASDAQ OMX Baltic. Customers issue securities in the forms of cash equities, depository receipts, warrants, ETFs, convertibles, rights, options, bonds and fixed-income related products.

For smaller companies and growth companies, we offer access to the financial markets through the NASDAQ OMX First North alternative marketplaces.

Corporate Solutions

Our Corporate Solutions business provides customer support services, products and programs to companies, including companies listed on our exchanges. Through our Corporate Solutions offerings, companies gain access

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

to innovative products and services that ease transparency, mitigate risk, maximize board efficiency and facilitate better corporate governance.

Acquisition of Zoomvision Mamato

In December 2010, we completed our acquisition of ZVM, a provider of webcasting and investor relations communication services for companies in the Nordic regions. ZVM, which is the leading provider of webcasting services in Northern Europe, will add to the growing range of capabilities and services NASDAQ OMX offers public and private companies in the U.S. and Europe.

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

Market Technology

The Market Technology segment delivers technology and services to marketplaces, brokers and regulators throughout the world. Market Technology provides technology solutions for trading, clearing, settlement, and information dissemination, and also offers facility management integration, surveillance solutions and advisory services to over 70 exchanges, clearing organizations and central securities depositories in more than 50 countries. We serve as a technology partner to some of the world’s most prominent exchanges, and we also provide critical technical support to start-ups and new entrants in the exchange space. Revenues are derived from the following primary sources:

•	license, support and facility management revenues;

•	delivery project revenues; and

•	change request, advisory and broker surveillance revenues

License and support revenues are derived from the system solutions developed and sold by NASDAQ OMX. After we have developed and sold a system solution, the customer licenses the right to use the software and may require post contract support and other services. Facility management revenues are derived when NASDAQ OMX assumes responsibility for the continuous operation of a system platform for a customer.

Delivery project revenues are derived from the installation phase of the system solutions developed and sold by NASDAQ OMX. The majority of our delivery projects involve individual adaptations to the specific requirements of the customer, such as those relating to functionality and capacity.

Change request revenues include customer specific adaptations and modifications of the system solution sold by NASDAQ OMX after delivery has occurred. Advisory services are designed to support our customers’ strategies and help them with critical decisions in a highly demanding business environment. Broker surveillance revenues are derived from surveillance solutions targeting brokers and regulators throughout the world.

In August 2010, we completed our acquisition of SMARTS, a leading technology provider of surveillance solutions to exchanges, regulators and brokers. This acquisition is part of our strategy to diversify our Market

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Technology business and enter the broker surveillance and compliance market. We believe that this acquisition will strengthen our position as the leading technology partner to marketplaces worldwide. For further discussion of our SMARTS acquisition, see Note 3, “Acquisitions and Strategic Initiatives.”

For further discussion of our segments, see Note 18, “Segments.” For further discussion of our revenue recognition policies, see “Revenue Recognition and Cost of Revenues,” of Note 2, “Summary of Significant Accounting Policies.”

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements are prepared in accordance with U.S. GAAP. The financial statements include the accounts of NASDAQ OMX, its wholly-owned subsidiaries and other entities in which NASDAQ OMX has a controlling financial interest. All significant intercompany accounts and transactions have been eliminated in consolidation. We consolidate those entities in which we are the primary beneficiary of a variable-interest entity, or VIE, and entities where we have a controlling financial interest. We were not the primary beneficiary of any VIE for any of the three years in the period ended December 31, 2010. When NASDAQ OMX is not the primary beneficiary of a VIE or does not have a controlling interest in an entity but exercises significant influence over the entity’s operating and financial policies, such investment is accounted for under the equity method of accounting. We recognize our share of earnings or losses of an equity method investee based on our ownership percentage. As permitted under U.S. GAAP, for certain equity method investments for which financial information is not sufficiently timely for us to apply the equity method of accounting currently, we record our share of the earnings or losses of an investee from the most recent available financial statements on a lag. See Note 5, “Investments,” for further discussion of our equity method investments.

We have evaluated our subsequent events through the issuance date of this Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Foreign Currency Translation

Foreign denominated assets and liabilities are remeasured into the functional currency at exchange rates in effect at the balance sheet date through the income statement. Gains or losses resulting from foreign currency transactions are remeasured using the rates on the dates on which those elements are recognized during the period, and are included in general, administrative and other expense in the Consolidated Statements of Income.

Translation gains or losses resulting from translating our subsidiaries’ financial statements from the local functional currency to the reporting currency, net of tax, are included in accumulated other comprehensive income (loss) within stockholders’ equity in the Consolidated Balance Sheets. Assets and liabilities are translated at the balance sheet date while revenues and expenses are translated at the date the transaction occurs or at an applicable average rate.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and all non-restricted highly liquid investments with original maturities of three months or less at the time of purchase. Such equivalent investments included in cash

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

and cash equivalents in the Consolidated Balance Sheets were $215 million as of December 31, 2010 and $314 million as of December 31, 2009. Cash equivalents are carried at cost plus accrued interest, which approximates fair value due to the short maturities of these investments.

Restricted Cash

Restricted cash, which was $60 million as of December 31, 2010 and $30 million as of December 31, 2009, is not available for general use by us due to regulatory and other requirements and is classified as restricted cash in the Consolidated Balance Sheets. Non-current restricted cash was $105 million as of December 31, 2010 and $80 million as of December 31, 2009. As of December 31, 2010 and 2009, non-current restricted cash includes a deposit in the guaranty fund of IDCG of $80 million which may consist of cash, cash equivalents, or short-term investments. As of December 31, 2010, a portion of IDCG’s guaranty fund was invested in short-term reverse repurchase agreements. These reverse repurchase agreements, which totaled $16 million as of December 31, 2010, are recorded at the contract amount plus accrued interest, which approximates fair value. In addition, as of December 31, 2010, non-current restricted cash includes our $25 million capital injection to NOCC to improve its liquidity position. These amounts are classified as non-current restricted cash in the Consolidated Balance Sheets.

Financial Investments

Financial investments, at fair value in the Consolidated Balance Sheets, represent debt securities that are classified as trading investment securities and our available-for-sale investment security in DFM. Debt securities are bought principally to meet regulatory capital requirements for NASDAQ OMX Stockholm’s clearing operations and are generally sold in the near term. Changes in fair value of trading investment securities are included in dividend and investment income in the Consolidated Statements of Income. Equity securities that are classified as long-term available-for-sale investment securities are carried at fair value in the Consolidated Balance Sheets in other assets with unrealized gains and losses, net of tax, reported in accumulated other comprehensive income (loss) within stockholders’ equity. Realized gains and losses on these securities are included in earnings upon disposition of the securities using the specific identification method. In addition, realized losses are recognized when management determines that a decline in value is other-than-temporary, which requires judgment regarding the amount and timing of recovery. Indicators of other-than-temporary impairment for debt securities include issuer downgrade, default, or bankruptcy. For equity securities we also consider the extent to which cost exceeds fair value, the duration of that difference and management’s judgment about the issuer’s current and prospective financial condition, as well as our intent and ability to hold the security until recovery of the unrealized losses. In addition, for equity securities we also consider the performance of the investee’s stock price in relation to industry indexes and review the investee’s credit profile. In 2008, we recorded an other-than-temporary impairment loss on our Oslo long-term available-for-sale investment security of $35 million in asset impairment charges in the Consolidated Statements of Income. In 2009, we sold this investment security and recognized a $5 million loss which is recorded in loss on sale of investment security in the Consolidated Statements of Income.

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

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Receivables, net

Our receivables are concentrated with our member firms, market data distributors, listed companies and market technology customers. Receivables are shown net of reserves for uncollectible accounts. The reserve for bad debts is maintained at a level that management believes to be sufficient to absorb estimated losses in the accounts receivable portfolio. The reserve is increased by the provision for bad debts which is charged against operating results and decreased by the amount of charge-offs, net of recoveries. The amount charged against operating results is based on several factors including, but not limited to, a continuous assessment of the collectability of each account, the length of time a receivable is past due and our historical experience with the particular customer. In circumstances where a specific customer’s inability to meet its financial obligations is known (i.e., bankruptcy filings), we record a specific provision for bad debts against amounts due to reduce the receivable to the amount we reasonably believe will be collected. Due to changing economic, business and market conditions, we review the reserve for bad debts monthly and make changes to the reserve through the provision for bad debts as appropriate. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to pay), our estimates of recoverability could be reduced by a material amount. Total reserves netted against receivables in the Consolidated Balance Sheets were $3 million at December 31, 2010 and December 31, 2009.

Derivative Positions, at Fair Value

Through our clearing operations in the derivative markets with NASDAQ OMX Commodities and NASDAQ OMX Stockholm, we are the legal counterparty for each derivative position traded and thereby guarantee the fulfillment of each contract. We also act as the counterparty for certain trades on OTC derivative contracts. The derivatives are not used by NASDAQ OMX Commodities or NASDAQ OMX Stockholm for the purpose of trading on their own behalf. As the legal counterparty of each transaction, NASDAQ OMX Commodities and NASDAQ OMX Stockholm bear the counterparty risk between the purchaser and the seller in the contract. The counterparty risks are measured using models that are agreed to with the Financial Supervisory Authority of the applicable country, which requires us to provide minimum guarantees and maintain certain levels of regulatory capital.

The structure and operations of NASDAQ OMX Commodities and NASDAQ OMX Stockholm differ from other clearinghouses. NASDAQ OMX Commodities and NASDAQ OMX Stockholm are not member-owned organizations, do not maintain a guarantee fund to which members contribute and do not enforce loss sharing assessments amongst members. In addition, unlike other clearinghouses, they do not record any margin deposits and guarantee funds in the Consolidated Balance Sheets, as all risks and rewards of collateral ownership, including interest, belongs to the counterparty. Market participants must provide collateral to cover the daily margin call as needed, which is in addition to the initial collateral placed when entering into the transaction. Acceptable collateral is cash and eligible securities in a pledged bank account and/or an on-demand guarantee. All collateral is maintained at a third-party custodian bank for the benefit of the clearing members and is accessible by NASDAQ OMX in the event of default. In addition, market participants must meet certain minimum financial standards to mitigate the risk if they become unable to satisfy their obligations. For NASDAQ Commodities, trading on the contracts can take place up until the delivery period which can occur over a period of several years. For NASDAQ OMX Stockholm, following the completion of a transaction, settlement primarily takes place between parties by net cash settlement or with the exchange of securities and funds. For those transactions where there is an exchange of securities and funds, the transfer of ownership is registered and the securities are stored on the owner’s behalf.

The fair value of these derivative contracts with NASDAQ OMX Commodities and NASDAQ OMX Stockholm is reported gross in the Consolidated Balance Sheets as a receivable pertaining to the purchasing party

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

and a payable pertaining to the selling party. Such receivables and liabilities attributable to outstanding derivative positions have been netted to the extent that such a legal offset right exists and, at the same time, that it is our intention to settle these items.

We have the responsibility for clearing, or settlement of payment, for the derivative and equity transactions. Certain timing differences may exist related to the periodic cash settlement of counterparty trades between NASDAQ OMX Stockholm and other clearinghouses and customers, where we are acting as intermediary and guaranteeing the fulfillment of each contract. We have recorded receivables and payables associated with such timing differences in other current assets and other current liabilities, respectively, in the Consolidated Balance Sheets. Nord Pool is responsible for exchange operations and trading activities on all counterparty trades where NASDAQ OMX Commodities is acting as intermediary. There are no timing differences related to the settlement of these transactions as all trades occur through Nord Pool and not between other exchanges with different settlement requirements.

Resale and Repurchase Agreements, at Contract Value

Through our clearing operations in the resale and repurchase markets with NASDAQ OMX Stockholm, we are the legal counterparty for each resale and repurchase contract traded and thereby guarantee the fulfillment of each contract. We only clear these transactions once a bilateral contract between members has been entered into whereby the two members have agreed on all terms in the transaction. The resale and repurchase agreements are not used for financing purposes by NASDAQ OMX Stockholm. As the legal counterparty of each transaction, NASDAQ OMX Stockholm bears the counterparty risk between the purchaser and the seller in the resale and repurchase agreement.

The structure and operations for the resale and repurchase market is similar to the derivative markets for NASDAQ OMX Commodities and NASDAQ OMX Stockholm. As discussed above in “Derivative Positions, at Fair Value,” NASDAQ OMX Commodities and NASDAQ OMX Stockholm are not member-owned organizations, do not maintain a guarantee fund to which members contribute and do not enforce loss sharing assessments amongst members. In addition, unlike other clearinghouses, they do not record any margin deposits and guarantee funds in the Consolidated Balance Sheets, as all risks and rewards of collateral ownership, including interest, belongs to the counterparty. For resale and repurchase agreements, collateral is not held by NASDAQ OMX Stockholm. All resale and repurchase clearing activities are transacted under our clearing member agreements that give us the right, in the event of default, to liquidate collateral pledged between the clearing members and to offset receivables and payables with the same counterparty.

Pledged collateral, which is transferred through NASDAQ OMX Stockholm at initiation of the bilateral contract between the two clearing member counterparties, primarily consists of Swedish government debt securities. Market participants must meet certain minimum financial standards to mitigate the risk if they become unable to satisfy their obligations. In the event that one of the participants cannot fulfill its obligation to deliver or receive the underlying security at the agreed upon price, NASDAQ OMX Stockholm is required to buy or sell the security in the open market to fulfill its obligation. In order to protect itself against a price movement in the value of the underlying security, or price risk, NASDAQ OMX Stockholm requires all participants to provide additional margin as needed, which is valued on a daily basis and is maintained at a third-party custodian bank for the benefit of the clearing members and is accessible by NASDAQ OMX Stockholm in the event of default.

We record resale and repurchase agreements at contract value plus interest gross in the Consolidated Balance Sheets as a receivable pertaining to the purchasing party and a payable pertaining to the selling party. Such receivables and liabilities attributable to outstanding resale and repurchase agreements have been netted to the extent that such a legal offset right exists and, at the same time, that it is our intention to settle these items.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Derivative Financial Instruments and Hedging Activities

At December 31, 2009, we held derivative financial instruments which were designated and qualified for hedge accounting. Derivative financial instruments, which are designated or qualify for hedge accounting, are recognized in the balance sheets at fair value as either assets or liabilities. The fair value of our derivative financial instruments is determined using either market quotes or valuation models that are based upon the net present value of estimated future cash flows and incorporate current market data inputs. We report our derivative assets in either other current assets or other assets and our derivative liabilities in either other current liabilities or other liabilities in the Consolidated Balance Sheets depending on the terms of the contract. Any ineffectiveness is recorded in earnings. The accounting for the change in the fair value of a derivative financial instrument depends on its intended use and the resulting hedge designation, if any. As of December 31, 2010, there were no derivative financial instruments that were designated or qualified for hedge accounting. As of December 31, 2009, our derivative financial instruments which were designated and qualified for hedge accounting were cash flow hedges of our floating rate debt. As such, the accounting for the change in fair value of the derivative was included in accumulated other comprehensive loss in the Consolidated Balance Sheets. In the first quarter of 2010, in connection with the repayment of our senior secured credit facilities in place as of December 31, 2009, we terminated our interest rate swaps and reclassified into earnings the unrealized loss of $9 million which was included in accumulated other comprehensive loss in the Consolidated Balance Sheets at December 31, 2009. This loss is included in general, administrative and other expense in the Consolidated Statements of Income for the year ended December 31, 2010. Any ineffectiveness would impact earnings through interest expense. There was no material ineffectiveness recorded in earnings for the years ended December 31, 2010 and December 31, 2009. For further discussion of hedging activities, see below and Note 15, “Derivative Financial Instruments and Hedging Activities.”

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

Non-Designated Derivatives

We also use derivatives as economic hedges that are not designed as accounting hedges or do not qualify for hedge accounting treatment. For derivative financial instruments that do not qualify for hedge accounting or are not designated as hedges, changes in fair value are reported in current period earnings. As of December 31, 2008, we had open foreign currency contracts hedging currency risk and recorded a $58 million net loss within gain (loss) on foreign currency contracts in the Consolidated Statements of Income. See Note 15, “Derivative Financial Instruments and Hedging Activities,” for further discussion. We did not enter into any material economic hedges that did not qualify for or were not designated for hedge accounting during the years ended December 31, 2010 and 2009.

Property and Equipment, net

Property and equipment, including leasehold improvements, are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are generally recognized over the estimated useful

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Goodwill

Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of a business acquired. Goodwill is allocated to our reporting units based on the assignment of the fair values of each reporting unit of the acquired company. We are required to test goodwill for impairment at the reporting unit level annually, or in interim periods if certain events occur indicating that the carrying value may be impaired. We test for impairment during the fourth quarter of our fiscal year using October 1st carrying values. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill is less than the carrying value. The determination of fair value includes considerations of projected cash flows, relevant trading multiples of comparable companies and the trading price of our common stock and other factors. There was no impairment of goodwill for the years ended December 31, 2010, 2009 and 2008. Although there is no impairment as of December 31, 2010, events such as economic weakness and unexpected significant declines in operating results of reporting units may result in our having to perform a goodwill impairment test for some or all of our reporting units prior to the required annual assessment. These types of events and the resulting analysis could result in goodwill impairment charges in the future. See Note 4, “Goodwill and Purchased Intangible Assets,” for further discussion.

Intangible Assets, net

Intangible assets, net, primarily include exchange and clearing registrations, customer relationships, trade names, licenses and technology. Intangible assets with finite lives are amortized on a straight-line basis over their average estimated useful lives as follows:

•	Technology: 3—10 years

•	Customer relationships: 10—30 years

•	Other: 4—10 years

Intangible assets deemed to have indefinite useful lives are not amortized but instead are tested for impairment at least annually and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than its carrying amount. Similar to goodwill impairment testing, we test for impairment of indefinite-lived intangible assets during the fourth quarter of our fiscal year using October 1st carrying values. Impairment exists if the carrying value of the indefinite-lived intangible asset exceeds its fair value. For finite-lived intangible assets subject to amortization, impairment is considered upon certain “triggering events” and is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible asset. In 2008, we recorded an impairment loss of finite-lived intangible assets of $7 million primarily related to our insurance agency business, which was part of Corporate Solutions within our Issuer Services segment. This charge was included in asset impairment charges in the Consolidated Statements of Income. See Note 4, “Goodwill and Purchased Intangible Assets,” for further discussion. There was no impairment of finite-lived intangible assets in the years ended December 31, 2010 and 2009. There was no impairment of indefinite-lived intangible assets in the years ended December 31, 2010, 2009 and 2008.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Valuation of Other Long-Lived Assets

We also assess potential impairments to our other long-lived assets, including property and equipment, when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the carrying amount of the long-lived asset exceeds its fair value and is not recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. There was no impairment of other long-lived assets in the years ended December 31, 2010, 2009 and 2008.

Equity Method Investments

The equity method of accounting is used when we own less than 50% of the outstanding voting stock of a company, but exercise significant influence over the operating and financial policies of that company. We have certain investments in which we have determined that we have significant influence and as such account for the investments under the equity method of accounting. As such, we record our pro-rata share of earnings or losses each period and record any dividends as a reduction in the investment balance. We evaluate our equity method investments for other-than-temporary declines in value by considering a variety of factors such as the earnings capacity of the investment and the fair value of the investment compared to its carrying amount. In addition, for investments where the market value is readily determinable, we consider the underlying stock price as an additional factor. If the estimated fair value of the investment is less than the carrying value and management considers the decline in value to be other-than-temporary, the excess of the carrying value over the estimated fair value is recognized in the financial statements as an impairment. In December 2009, we recorded impairment losses on equity method investments of $87 million related to our investments in NASDAQ Dubai and Agora-X. No other impairments of equity method investments were recorded in 2010, 2009 or 2008.

We also recognized a $19 million loss on the sale of our Orc shares during 2009. See Note 5, “Investments,” for further discussion.

Revenue Recognition and Cost of Revenues

Market Services Revenues

Transaction Services

U.S. Cash Equity Trading

U.S. cash equity trading revenues are variable, based on individual customer share volumes, and recognized as transactions occur. We charge transaction fees for executing cash equity trades in NASDAQ-listed and other listed securities on The NASDAQ Stock Market, NASDAQ OMX BX, and NASDAQ OMX PSX, as well as on orders that are routed to other market venues for execution.

In the U.S., we record execution revenues from transactions on a gross basis in revenues and record related expenses as cost of revenues. Nasdaq Execution Services, which is registered with the SEC as a broker-dealer, operates as The NASDAQ Stock Market’s, NASDAQ OMX BX’s and NASDAQ OMX PSX’s routing broker-dealer for sending orders to other venues for execution in accordance with member order instructions and requirements.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Under our Limitation of Liability Rule and procedures, we, subject to certain caps, provide compensation for losses directly resulting from the systems’ actual failure to correctly process an order, quote, message or other data into our platform. We do not record a liability for any potential claims that may be submitted under the Limitation of Liability Rule unless they meet the provisions required in accordance with U.S. GAAP. As such, losses arising as a result of the rule are accrued and charged to expense only if the loss is probable and estimable. The Limitation of Liability Rule and procedures apply to both U.S. cash equity and U.S. derivative trading in the aggregate.

For The NASDAQ Stock Market and NASDAQ OMX PSX we credit a portion of the per share execution charge to the market participant that provides the liquidity. For NASDAQ OMX BX we credit a portion of the per share execution charge to the market participant that takes the liquidity. We record these transaction rebates as U.S. cash equity trading cost of revenues in the Consolidated Statements of Income. These transaction rebates are paid on a monthly basis and the amounts due are included in accounts payable and accrued expenses in the Consolidated Balance Sheets.

Also, we pay Section 31 fees to the SEC for supervision and regulation of securities markets. We pass these costs along to our customers through our cash equity trading fees. We collect the fees as a pass-through charge from organizations executing eligible trades on NASDAQ’s, NASDAQ OMX BX’s and NASDAQ OMX PSX’s platforms and we recognize these amounts in U.S. cash equity trading cost of revenues when incurred. Section 31 fees received are included in cash and cash equivalents in the Consolidated Balance Sheets, at the time of receipt and, as required by law, the amount due to the SEC is remitted semiannually and recorded as Section 31 fees payable to the SEC in the Consolidated Balance Sheets until paid. Since the amount recorded in revenues is equal to the amount recorded in cost of revenues, there is no impact on our revenues less transaction rebates, brokerage, clearance and exchange fees. As we hold the cash received until payment to the SEC, we earn interest income on the related cash balances.

European Cash Equity Trading

We charge transaction fees for executing trades on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic. The transaction fee for executing trades on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic is charged per executed order and as per value traded.

The exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic do not have any revenue sharing agreements or cost of revenues, such as transaction rebates and brokerage, clearance and exchange fees.

U.S. Derivative Trading and Clearing

U.S. derivative trading and clearing revenues are variable, based on traded and cleared volumes, and recognized when executed or when contracts are cleared. The principal types of derivative contracts traded on NASDAQ OMX PHLX and The NASDAQ Options Market are equity options, ETF options, index options and currency options. We also operate NFX, which offers trading for currency futures and other financial futures. Similar to U.S. cash equity trading, we record derivative trading and clearing revenues from transactions on a gross basis in revenues and record related expenses as cost of revenues, as we have certain risk associated with trade execution. For further discussion see “U.S. Cash Equity Trading” above.

As discussed under U.S. cash equity trading, for U.S. derivative trading and clearing we also credit a portion of the per share execution charge to the market participant that provides the liquidity and record the transaction rebate as U.S. derivative trading and clearing cost of revenues in the Consolidated Statements of Income. These transaction rebates are paid on a monthly basis and the amounts due are included in receivables, net in the Consolidated Balance Sheets.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Also, we pay Section 31 fees to the SEC for supervision and regulation of securities markets. We pass these costs along to our customers through our derivative trading and clearing fees. We collect the fees as a pass-through charge from organizations executing eligible trades on NASDAQ OMX PHLX and The NASDAQ Options Market platforms and we recognize these amounts in U.S. derivative trading and clearing cost of revenues when incurred.

Through NOCC, we engage in riskless principal trading of OTC power and gas contracts. Revenues are based on notional amounts or volume of power and gas transacted and/or delivered and are recognized upon settlement of the contracts.

As discussed above, in the U.S., our Limitation of Liability Rule and procedures apply to both U.S. cash equity and U.S. derivative trading and clearing in the aggregate. Under this rule, we, subject to certain caps, provide compensation for losses directly resulting from the systems’ actual failure to correctly process an order, quote, message or other data into our platform.

European Derivative Trading and Clearing

European derivative trading and clearing revenues are also variable, based on the volume of traded and cleared contracts, and recognized when executed or when contracts are cleared. Derivative trading and clearing is conducted on NASDAQ OMX Stockholm and NASDAQ OMX Copenhagen. The principal types of derivative contracts traded are stock options and futures, index options and futures, fixed-income options and futures and stock loans. On NASDAQ OMX Stockholm, we offer clearing services for fixed-income options and futures, stock options and futures and index options and futures by serving as the CCP. In doing so, we guarantee the completion of the transaction and market participants can thereby limit their counterparty risk. We also act as the counterparty for certain OTC contracts.

On NASDAQ OMX Stockholm, we also offer clearing services for resale and repurchase agreements. Clearing revenues for resale and repurchase agreements are based on the value and length of the contract and are recognized when cleared.

European derivative trading and clearing revenues also include clearing revenues for commodities. NASDAQ OMX Commodities provides access to the world’s largest power derivatives markets and one of Europe’s largest carbon markets. NASDAQ OMX Commodities offers trading of international power derivatives and carbon products, operates a clearing business and offers consulting services to commodities markets globally. Our clearing revenues from trading transactions on Nord Pool are variable, based on cleared volume, and recognized when contracts are cleared. We also generate clearing revenues for contracts traded on the OTC derivative market which are also recognized when contracts are cleared. In addition, European derivatives revenues include annual renewal fees. Each January, NASDAQ OMX Commodities members are billed an annual fee which is recognized ratably over the following 12-month period.

NASDAQ OMX Commodities and the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic do not have any revenue sharing agreements or cost of revenues, such as transaction rebates and brokerage, clearance and exchange fees.

Access Services

We generate revenues by providing market participants with several alternatives for accessing our markets for a fee. The type of connectivity is determined by the level of functionality a customer needs. As a result,

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Net U.S. Tape Plans

Revenues from U.S. tape plans include eligible UTP Plan revenues which are shared among UTP Plan participants and are presented on a net basis. See “Market Data Revenue Sharing” below for further discussion of net reporting. Under the revenue sharing provision of the UTP Plan, we are permitted to deduct costs associated with acting as the exclusive Securities Information Processor from the total amount of tape revenues collected. After these costs are deducted from the tape revenues, we distribute to the respective UTP Plan participants, including The NASDAQ Stock Market, NASDAQ OMX BX and NASDAQ OMX PSX, their share of tape revenues based on a formula, required by Regulation NMS, that takes into account both trading and quoting activity. In addition, all quotes and trades in NYSE- and NYSE Amex-listed securities are reported and disseminated in real time, and as such, we share in the tape revenues for information on NYSE- and NYSE Amex-listed securities. Revenues from net U.S. tape plans are recognized on a monthly basis.

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

Market Data Revenue Sharing

The most significant component of Market Data revenues presented on a net basis is the UTP Plan revenue sharing in the U.S. All indicators of gross vs. net reporting under U.S. GAAP have been considered in analyzing the appropriate presentation of UTP Plan revenue sharing. However, the following are the primary indicators of net reporting:

•

Primary Obligor: We are the Securities Information Processor for the UTP Plan, in addition to being a participant in the UTP Plan. In our unique role as Securities Information Processor, we facilitate the

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

The exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic do not have any market data revenue sharing agreements or cost of revenues, such as transaction rebates and brokerage, clearance and exchange fees.

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

Prior to November 2009, we also offered Broker Services operations in the United Kingdom. In November 2009, we sold our Broker Services operations in the United Kingdom to TD Waterhouse and recorded a gain of $5 million, which is included in gain on sales of businesses in the Consolidated Statements of Income for the year ended December 31, 2009.

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

European Listing Services

European listing fees, which are comprised of revenues derived from annual fees received from listed companies on our Nordic and Baltic exchanges and NASDAQ OMX First North , are directly related to the listed companies’ market capitalization on a trailing 12-month basis. These revenues are recognized ratably over the following 12-month period.

Corporate Solutions

Global Listing Services revenues also include fees from Corporate Solutions. These fees include subscription income from Shareholder.com and Directors Desk, fees from GlobeNewswire and revenues from

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Corporate Solutions Nordic. Prior to October 2009, Corporate Solutions revenues also included commission income from our Carpenter Moore insurance agency business. In October 2009, we sold substantially all of our Carpenter Moore business and recorded a gain of $7 million which is included in gain on sales of businesses in the Consolidated Statements of Income for the year ended December 31, 2009. Fee income for services other than placement of insurance coverage is recognized as those services are provided. Shareholder.com revenues are based on subscription agreements with customers. Revenues from subscription agreements are recognized ratably over the contract period, generally one year in length. As part of subscription services, customers also are charged usage fees based upon actual usage of the services provided. Revenues from usage fees and other services are recognized when earned. Directors Desk revenues are based on subscriptions for online services for directors. Subscriptions are one year in length and revenues are recognized ratably over the year. GlobeNewswire generates fees primarily from wire distribution services, and revenues are recognized as services are provided. For our insurance agency business, commission income was recognized when coverage became effective, the premium due under the policy was known or could be reasonably estimated, and substantially all required services related to placing the insurance had been provided. Broker commission adjustments and commissions on premiums billed directly by underwriters were recognized when such amounts could be reasonably estimated.

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

Market Technology Revenues

The Market Technology segment delivers technology and services to marketplaces, brokers and regulators throughout the world. Market Technology provides technology solutions for trading, clearing, settlement and information dissemination, and also offers facility management integration, surveillance solutions and advisory services.

Revenues are derived from the following primary sources: licensing, support and facility management revenues, delivery project revenues, as well as change request, advisory and broker surveillance revenues.

We enter into multiple-element sales arrangements to provide technology solutions and services to our customers. In order to recognize revenues associated with each individual element of a multiple-element sales arrangement separately, we are required to establish the existence of Vendor Specific Objective Evidence, or VSOE, of fair value for each element. When VSOE for individual elements of an arrangement cannot be established, revenue is generally deferred and recognized over either the final element of the arrangement or the entire term of the arrangement for which the services will be delivered.

License and support revenues are derived from the system solutions developed and sold by NASDAQ OMX and are generally entered into in multiple-element sales arrangements. After we have developed and sold a

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

system solution, the customer licenses the right to use the software and may require post contract support and other services. Facility management revenues are also generally entered into in multiple-element sales arrangements and are derived when NASDAQ OMX assumes responsibility for the continuous operation of a system platform for a customer and receives facility management revenues which can be both fixed and volume-based. Revenues for license, support and facility management services are generally deferred and recognized over either the final element of the arrangement or the entire term of the arrangement for which the services will be delivered. We record the deferral of revenue associated with multiple-element sales arrangements in deferred revenue and non-current deferred revenue and the deferral of costs in other current assets and other assets in the Consolidated Balance Sheets.

Delivery project revenues are derived from the installation phase of the system solutions developed and sold by NASDAQ OMX. The majority of our delivery projects involve individual adaptations to the specific requirements of the customer, such as those relating to functionality and capacity. We may customize our software technology and make significant modifications to the software to meet the needs of our customers, and as such, we account for these arrangements under contract accounting. Under contract accounting, when VSOE for valuing certain elements of an arrangement cannot be established, total revenues, as well as costs incurred, are deferred until the customization and significant modifications are complete and are then recognized over the post contract support period. We record the deferral of this revenue in deferred revenue and non-current deferred revenue and the deferral of costs in other current assets and other assets in the Consolidated Balance Sheets.

Change request revenues include customer specific adaptations and modifications of the system solution sold by NASDAQ OMX after delivery has occurred. Change request revenues are recognized in revenue when earned. Advisory services are designed to support our customers’ strategies and help them with critical decisions in a highly demanding business environment. Advisory services revenues are recognized in revenue when earned. Broker surveillance revenues are derived from surveillance solutions targeting brokers and regulators throughout the world. Broker surveillance revenues are subscription based and are recognized in revenue when earned.

Earnings per Share

We present both basic and diluted EPS. Basic EPS is computed by dividing net income attributable to NASDAQ OMX adjusted for accretion on our series A convertible preferred stock by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income attributable to NASDAQ OMX adjusted for accretion on our series A convertible preferred stock and the interest impact of our 3.75% convertible notes, net of tax by the weighted-average number of common shares and common share equivalents outstanding during the period and reflects the assumed conversion of all dilutive securities which consist primarily of convertible notes, employee stock options, restricted stock and PSUs. Common share equivalents are excluded from the computation in periods for which they have an anti-dilutive effect. Stock options for which the exercise price exceeds the average market price over the period are anti-dilutive and, accordingly, are excluded from the calculation. See Note 13, “Earnings per Common Share,” for further discussion.

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

Advertising Costs

We expense advertising costs, which include media advertising and production costs, in the periods in which the costs are incurred. Media advertising and production costs included as marketing and advertising expense in the Consolidated Statements of Income totaled $9 million in 2010, $5 million for 2009 and $7 million for 2008.

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

Certain costs of computer software to be sold, leased, or otherwise marketed as a separate product or as part of a product or process are capitalized after the product has reached technological feasibility. Technological feasibility is established upon completion of a detail program design or, in its absence, completion. Thereafter, all software production costs are capitalized. Prior to reaching technological feasibility, all costs are charged to expense. Capitalized costs are amortized on a straight-line basis over the remaining estimated economic life of the product and are included in depreciation and amortization expense in the Consolidated Statements of Income.

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

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

recognition thresholds, the position is measured to determine the amount of benefit to be recognized in the consolidated financial statements. Interest and/or penalties related to income tax matters are recognized in income tax expense.

Recently Adopted Accounting Pronouncements

ASC Topic 605.25— In October 2009, the Financial Accounting Standards Board, or FASB, issued authoritative guidance on FASB Accounting Standards Codification, or ASC, Topic 605.25, “Revenue Recognition—Multiple-Element Arrangements.” This guidance modifies the revenue recognition guidance for arrangements that involve the delivery of multiple-elements, such as product, software, services or support, to a customer at different times as part of a single revenue generating transaction. This standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. The standard also expands the disclosure requirements for multiple deliverable revenue arrangements. This accounting guidance was effective for us on January 1, 2011, but allowed early adoption as of the first quarter of 2010 or through a retrospective application to all revenue arrangements for all periods presented in the financial statements. We adopted this guidance in the first quarter of 2010. The adoption did not have a significant impact on our financial position or results of operations.

ASC Topic 820—In January 2010, the FASB issued amended guidance relating to ASC Topic 820, “Fair Value Measurements and Disclosures.” The amended guidance requires new disclosures as follows:

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

This accounting guidance was effective for us beginning on January 1, 2010, except for the disclosure requirements surrounding the reconciliation of Level 3 fair value measurements, which were effective for us on January 1, 2011. Since this guidance only requires additional disclosure, it did not and will not affect our financial position or results of operations.

ASC Topic 855—In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, entities that file with the SEC are no longer required to disclose the date through which subsequent events have been evaluated in originally issued or revised financial statements. This amended guidance was effective immediately and we adopted the new requirements as of March 31, 2010.

3. Acquisitions and Strategic Initiatives

We completed the following acquisitions and strategic initiatives in 2010, 2009 and 2008. The results of operations of each transaction are included in our Consolidated Statements of Income from the dates of each acquisition or strategic initiative.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

2010 Acquisitions

We completed the following acquisitions during 2010:

	Purchase Consideration	Total Net (Liabilities) Assets Acquired	Purchased Intangible Assets	Goodwill
	(in millions)
FTEN(1)	$110	$(1)	$46	$65
SMARTS(2)	77	(5)	28	54
Nord Pool ASA(3)	17	7	2	8

Total for 2010	$204	$1	$76	$127

(1)

In December 2010, we acquired FTEN, a leading provider of RTRM solutions for the financial securities market for $110 million. FTEN purchase consideration includes $1 million held in escrow to be paid in 2011 and $11 million held in escrow to be paid in 2012, in accordance with the purchase agreement. We acquired net assets, at fair value, totaling $3 million and recorded a current deferred tax liability of $2 million and a non-current deferred tax liability of $16 million related to purchased intangible assets, and we also recorded a non-current deferred tax asset of $14 million related to net operating loss carry forwards, resulting in total net liabilities acquired of $1 million. The total deferred tax liabilities of $18 million represent the tax effect of the difference between the estimated assigned fair value of the acquired intangible assets ($46 million) and the tax basis ($0) of such assets. The estimated amount of $18 million is determined by multiplying the difference of $46 million by FTEN’s effective tax rate of 39.55%. The purchased intangible assets of $46 million consisted of $23 million in customer relationships, $12 million in technology, $9 million for the FTEN trade name and $2 million related to non-compete agreements.

(2)

In August 2010, we acquired SMARTS, a leading technology provider of surveillance solutions to exchanges, regulators and brokers to diversify our Market Technology business and enter the broker surveillance and compliance market. We completed our acquisition of SMARTS for $77 million, which included a $75 million initial purchase price as well as a $2 million working capital adjustment. SMARTS purchase consideration also includes $2 million held in escrow to be paid in 2011 and $11 million held in escrow to be paid in 2012, in accordance with the purchase agreement. We acquired net assets, at fair value, totaling $3 million and recorded a current deferred tax liability of $1 million and a non-current deferred tax liability of $7 million related to purchased intangible assets, resulting in total net liabilities acquired of $5 million. The total deferred tax liabilities of $8 million represent the tax effect of the difference between the estimated assigned fair value of the acquired intangible assets ($28 million) and the tax basis ($0) of such assets. The estimated amount of $8 million is determined by multiplying the difference of $28 million by SMARTS’ effective tax rate of 30%. The purchased intangible assets of $28 million consisted of $11 million in technology and $17 million in customer relationships.

(3)

In May 2010, we acquired Nord Pool, a derivatives trading market, for $17 million (101 million NOK). We acquired net assets, at fair value, totaling $8 million and recorded deferred tax liabilities of $1 million related to purchased intangible assets, resulting in total net assets acquired of $7 million. Through this acquisition, we now hold a Norwegian exchange license and operate the Nordic power market and the European carbon market on one trading platform.

The above amounts represent the preliminary allocation of the purchase price and are subject to revision during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. Adjustments to the provisional values during the measurement period will be pushed back to the date of acquisition. Comparative information for periods after acquisition but before the period in which the adjustments are identified will be adjusted to reflect the effects of the adjustments as if they were taken into account as of the acquisition date. Changes to amounts recorded as assets and liabilities may result in a corresponding adjustment to goodwill. There were no adjustments to the provisional values during the year ended December 31, 2010.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Acquisition of ZVM

In December 2010, we acquired ZVM, a provider of webcasting and investor relation communication services for companies in the Nordic region, for an immaterial amount. ZVM, which is the leading provider of webcasting services in Northern Europe, will add to the growing range of capabilities and services NASDAQ OMX offers public and private companies in the U.S. and Europe.

Acquisition of Assets of North American Energy Credit and Clearing Corp.

In March 2010, we also purchased the assets of North American Energy Credit and Clearing Corp. for an immaterial amount. With this purchase, NASDAQ OMX expanded its presence in the OTC energy commodity markets. As previously discussed, the acquisition of these assets was effected through our newly-established subsidiary, NOCC. In March 2010, we also provided an additional $25 million in capital to NOCC to improve its liquidity position. As of December 31, 2010, this amount is classified as non-current restricted cash in the Consolidated Balance Sheets.

2010 Acquisition-related Costs

For the year ended December 31, 2010, acquisition-related transaction costs for the 2010 acquisitions described above are included in merger and strategic initiatives expense in the Consolidated Statements of Income.

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

Concurrently with the business combination with OMX AB, we also acquired a 33 1/3% equity stake in NASDAQ Dubai in exchange for a contribution of $50 million in cash and the entry into certain technology and trademark licensing agreements. In November 2008, we listed our common stock on NASDAQ Dubai. In December 2009, we agreed to participate in the realignment of the ownership structure of NASDAQ Dubai. As part of this realignment, NASDAQ Dubai became a wholly-owned subsidiary of DFM, a publicly traded company controlled by Borse Dubai and NASDAQ OMX received a 1% equity interest in DFM in exchange for its equity interest in NASDAQ Dubai. In connection with the realignment, in December 2009, we recorded an impairment charge of $82 million to write down our investment in NASDAQ Dubai to its estimated fair value. See Note 5, “Investments,” for further discussion.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Acquisition of the Philadelphia Stock Exchange

In July 2008, we completed our acquisition of PHLX, expanding our presence in the derivatives market. The acquisition of PHLX provided us with one of the largest options market in the U.S. and with increased exposure to a fast growing asset class and diversification into an area adjacent to our core equity trading business. PHLX, renamed NASDAQ OMX PHLX, operates as a distinct market alongside The NASDAQ Options Market, our options platform that was launched in March 2008. With the acquisition of PHLX and the launch of The NASDAQ Options Market, we have substantially increased our footprint in global derivatives.

Acquisition of the Boston Stock Exchange

We completed our acquisition of BSX in August 2008. The BSX acquisition provided us with an additional license for trading both cash equities and options and a clearing license. We used the BSX license to create a second U.S. cash equities market, called NASDAQ OMX BX, which was launched in January 2009. With NASDAQ OMX BX, we were able to offer an additional quote within the U.S. cash equities marketplace, providing our customers enhanced trading choices and price flexibility. We have been able to leverage our INET trading system, which runs The NASDAQ Stock Market, to operate NASDAQ OMX BX, providing customers an additional fast and efficient cash equities market.

Acquisition of Certain Businesses from Nord Pool

In October 2008, we acquired Nord Pool’s clearing, international derivatives and consulting subsidiaries. As a result of the acquisition, we launched NASDAQ OMX Commodities, which offers energy and carbon derivatives products. NASDAQ OMX Commodities provides access to the world’s largest power derivatives markets and one of Europe’s largest carbon markets.

Acquisition of a Majority Interest in International Derivatives Clearing Group

In December 2008, we acquired a majority interest in IDCG, and IDCG became an independently operated subsidiary of NASDAQ OMX. IDCG provides CCP clearing for interest rate swap products through its clearinghouse subsidiary IDCH. NFX is serving as the designated contract market for trading of certain of these interest rate swap products.

Investment in Agora-X, LLC

As of December 31, 2008, we had a 20% aggregate equity interest in Agora-X and increased our ownership interest to 85% in December 2009, resulting in a majority stake. In the second quarter of 2010, we made a strategic decision to close our Agora-X business and recorded a loss of $5 million. This charge was included in loss on divestiture of businesses in the Consolidated Statements of Income for the year ended December 31, 2010.

The following table presents a summary of our acquisitions in 2008:

	Purchase Consideration(1)	Total Net (Liabilities) Assets Acquired(2)	Purchased Intangible Assets		Goodwill
	(in millions)
2008
OMX AB	$4,371	$(340)	$1,207		$3,504
PHLX	708	(99)	337		470
BSX	43	(44)	52		35
Nord Pool	317	68 (3)	81	(3)	168	(3)
IDCG	85	59	26		—

Total for 2008	$5,524	$(356)	$1,703		$4,177

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

(1)

OMX AB consideration includes $2,267 million for the value of common stock issued to Borse Dubai, $2,029 million in cash and $75 million in acquisition costs. PHLX consideration includes $652 million in cash, $12 million in acquisition costs and $44 million in working capital adjustments. PHLX consideration included $15 million held in escrow at December 31, 2008, which was paid in 2009 in accordance with the purchase agreement. BSX consideration includes the $61 million purchase price, plus $5 million for the settlement of a loan, less $23 million of negative working capital adjustments. BSX consideration included $3 million held in escrow, which was paid in 2010 in accordance with the purchase agreement. Nord Pool consideration includes $249 million in cash, $66 million in a vendor note which was settled in 2009 and $2 million in acquisition costs. IDCG purchase consideration consisted primarily of cash.

(2)

We acquired net assets of OMX AB totaling $137 million and recorded deferred tax liabilities of $477 million related to OMX AB’s intangible assets. We acquired net assets of PHLX totaling $55 million and recorded deferred tax liabilities of $154 million related to PHLX’s intangible assets. The PHLX net assets of $55 million were reduced by $44 million of working capital, which was included as an adjustment to the purchase consideration. We acquired net liabilities of BSX totaling $22 million and recorded deferred tax liabilities of $22 million related to BSX’s intangible assets. The BSX net liabilities of $22 million include $23 million of negative working capital, which was included as an adjustment to the purchase consideration. We acquired net assets in the Nord Pool transaction totaling $91 million and recorded deferred tax liabilities of $23 million related to Nord Pool’s intangible assets. See (3) below for adjustments to Nord Pool’s intangible assets and deferred tax liabilities. We acquired net assets of IDCG of $59 million, which included cash received from NASDAQ OMX for the acquisition consideration.

(3)

As we finalized the purchase price allocation for the Nord Pool transaction in the fourth quarter of 2009, the fair values of the purchased intangible assets were adjusted, resulting in a decrease of $8 million, an increase to goodwill of $7 million and a decrease to deferred tax liabilities of $1 million. The impact on amortization expense was immaterial.

The following table presents the details of the purchased intangible assets acquired in the above 2008 acquisitions. All purchased finite-lived intangible assets are amortized using the straight-line method. See Note 4, “Goodwill and Purchased Intangible Assets,” for further discussion.

	Technology		Customer Relationships			Registrations, Licenses and Trade Names		Total
	Estimated Useful Life (in Years)	Amount	Estimated Useful Life (in Years)	Amount		Estimated Useful Life (in Years)	Amount	Amount
	(in millions, except years)
2008
OMX AB	3-10	$40	20-33	$420		Indefinite(1)	$747	$1,207
PHLX	2-5	11	19-23	113		Indefinite(2)	213	337
BSX	—	—	17	2		Indefinite(3)	50	52
Nord Pool	7	1	22	77	(6)	10(4)	3	81
IDCG	—	—	—	—		Indefinite(5)	26	26

Total for 2008		$52		$612			$1,039	$1,703

(1)	Includes exchange and clearing registrations and the OMX AB trade name which we determined to have an indefinite estimated useful life.
(2)	Includes exchange and futures registrations and the PHLX trade name which we determined to have an indefinite estimated useful life.
(3)	Includes SRO and clearing licenses which we determined to have an indefinite estimated useful life.
(4)	Includes the Nord Pool trade name which we determined to have an estimated useful life of 10 years.
(5)	Includes derivative clearing license for interest rate swap products which we determined to have an indefinite estimated useful life.

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

Pro Forma Results

The consolidated financial statements for the years ended December 31, 2010, 2009 and 2008 include the financial results of the above 2010, 2009 and 2008 acquisitions and strategic initiatives from the date of each acquisition or strategic initiative. Pro forma results of operations for the acquisitions completed in 2010 and the strategic initiative completed in 2009 have not been presented since these acquisitions and the strategic initiative both individually and in the aggregate were not material to our financial results.

The unaudited pro forma combined historical results for the year ended December 31, 2008, shown in the table below, include the combined historical Consolidated Statements of Income of Nasdaq, OMX AB and PHLX giving effect to the OMX AB business combination and PHLX acquisition as if they had occurred at the beginning of 2008. We also acquired BSX, Nord Pool and IDCG in 2008, but we have not included their results prior to their respective closing dates in these pro forma results as these transactions were not considered significant.

December 31, 2008
(in millions, except per share amounts)
Revenues	$3,853
Revenues less transaction rebates, brokerage, clearance and exchange fees	1,652
Net income	309
Net income attributable to NASDAQ OMX	308
Basic earnings per share	$1.54
Diluted earnings per share	$1.45

The pro forma results for the year ended December 31, 2008 primarily includes adjustments for amortization of the intangible assets acquired in the business combination with OMX AB and the PHLX acquisition, the elimination of OMX AB’s historical amortization expense, elimination of PHLX’s non-recurring expenses related to the acquisition, additional interest expense on our prior credit facilities and the 2.50% convertible senior notes, elimination of OMX AB’s historical interest expense related to OMX AB’s debt that was refinanced and related tax adjustments.

The pro forma results for the year ended December 31, 2008 also include the elimination of the non-recurring gain on the contribution of the Nasdaq trade name in the transaction with NASDAQ Dubai discussed above, as well as adjustments to eliminate interest income related to the net cash received from the sale of our investment in LSE.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

4. Goodwill and Purchased Intangible Assets

Goodwill

The following table presents the changes in goodwill by business segment during the year ended December 31, 2010:

	Market Services	Issuer Services	Market Technology	Total
	(in millions)
Balance at December 31, 2009	$4,432	$273	$95	$4,800
Goodwill acquired	73	—	54	127
Foreign currency translation adjustment and other	174	19	7	200

Balance at December 31, 2010	$4,679	$292	$156	$5,127

As of December 31, 2010, the amount of goodwill that is expected to be deductible for tax purposes in future periods is $107 million.

The goodwill acquired for Market Services shown above relates to our acquisitions of FTEN in December 2010 and Nord Pool in May 2010. The goodwill acquired for Market Technology relates to our acquisition of SMARTS in August 2010. See Note 3, “Acquisitions and Strategic Initiatives,” for further discussion.

Purchased Intangible Assets

The following table presents details of our total purchased intangible assets, both finite- and indefinite-lived:

	December 31, 2010				December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Weighted- Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Weighted- Average Useful Life (in Years)
	(in millions)				(in millions)
Finite-Lived Intangible Assets
Technology	$72	$(41)	$31	6	$65	$(41)	$24	4
Customer relationships	853	(152)	701	21	813	(110)	703	21
Other	6	(1)	5	8	5	(1)	4	10
Foreign currency translation adjustment	(15)	4	(11)		(45)	7	(38)

Total finite-lived intangible assets	$916	$(190)	$726		$838	$(145)	$693

Indefinite-Lived Intangible Assets
Exchange and clearing registrations	$790	$—	$790		$790	$—	$790
Trade names	181	—	181		173	—	173
Licenses	78	—	78		76	—	76
Foreign currency translation adjustment	(56)	—	(56)		(101)	—	(101)

Total indefinite-lived intangible assets	$993	$—	$993		$938	$—	$938

Total intangible assets	$1,909	$(190)	$1,719		$1,776	$(145)	$1,631

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Amortization expense for purchased finite-lived intangible assets was $57 million for the years ended December 31, 2010 and 2009 and $48 million for the year ended December 31, 2008. The increase in amortization expense in 2009 compared to 2008 was primarily due to intangible asset amortization expense on identifiable finite-lived intangible assets purchased in connection with the OMX AB business combination and the acquisitions of PHLX and certain businesses of Nord Pool from the date of each acquisition.

In 2008, due to an operating loss and a projection of future cash flow losses due to lower contract rates for Carpenter Moore, which was part of Corporate Solutions within our Issuer Services segment, we evaluated the ongoing value of the intangible assets associated with this business. Based on this evaluation, we determined that finite-lived intangible assets, consisting primarily of customer relationships and technology, with a carrying value of approximately $7 million, were no longer recoverable and were in fact impaired, and wrote them down to their estimated fair value of zero. The risk-adjusted discount rates used to compute the present value of the expected net cash flows of individual intangible assets were based on Carpenter Moore’s weighted average cost of capital, which ranged from 14.5% to 16.9%. These discount rates were determined after consideration of Carpenter Moore’s rate of return on debt and equity and the weighted-average return on invested capital. We recorded the impairment loss in asset impairment charges in the Consolidated Statements of Income for the year ended December 31, 2008. In October 2009, we sold substantially all of our Carpenter Moore business and recorded a gain of $7 million included in gain on sales of businesses in the Consolidated Statements of Income.

The estimated future amortization expense (excluding the impact of foreign currency translation adjustments of $11 million as of December 31, 2010) of purchased intangible assets as of December 31, 2010 is as follows:

(in millions)
2011	$53
2012	50
2013	49
2014	47
2015	45
2016 and thereafter	493

Total	$737

5. Investments

Trading Securities

Trading securities, which are included in financial investments, at fair value in the Consolidated Balance Sheets, were $220 million as of December 31, 2010 and $308 million as of December 31, 2009. These securities are primarily comprised of Swedish government debt securities, of which $190 million as of December 31, 2010 and $183 million as of December 31, 2009, are restricted assets to meet regulatory capital requirements for NASDAQ OMX Stockholm’s clearing operations.

Available-for-Sale Investment Securities

Investment in DFM

Our available-for-sale investment security, which is included in financial investments, at fair value in the Consolidated Balance Sheets, represents our 1% investment in DFM. In May 2010, we completed the exchange of our equity interest in NASDAQ Dubai for a 1% investment in DFM. See “Investment in NASDAQ Dubai” below for further discussion.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2010, the cost basis of this security was $36 million and the fair value was $33 million. The $3 million change between the cost basis and fair value is reflected as an unrealized holding loss in accumulated other comprehensive loss in the Consolidated Balance Sheets. We reviewed the carrying value of this investment security to determine whether an other-than-temporary decline in value exists. We considered factors affecting the investee, factors affecting the industry the investee operates in and general market trends. We also considered the length of time the market value has been below the cost basis and the near-term prospects for recovery of unrealized losses. As of December 31, 2010, we have not recognized an other-than-temporary decline in value on this investment security.

Investment in Oslo

In connection with our business combination with OMX AB, we acquired a long-term available-for-sale investment security in Oslo. In 2008, we recorded an other-than-temporary impairment loss on this investment security of $35 million in asset impairment charges in the Consolidated Statements of Income. During the second quarter of 2009, we made a strategic decision to sell this investment security, demonstrating our intent to no longer hold this investment, and recorded a $5 million loss, which includes costs directly related to the sale, primarily broker fees. This loss is included in loss on sale of investment security in the Consolidated Statements of Income for the year ended December 31, 2009.

Equity Method Investments

The equity method of accounting is used when we own less than 50% of the outstanding voting stock, but exercise significant influence over the operating and financial policies of a company.

Equity interest in our equity method investments was $27 million as of December 31, 2010, which consisted primarily of our equity interest in EMCF. Equity interest in our equity method investments was $66 million as of December 31, 2009, which consisted primarily of our equity interests in NASDAQ Dubai and EMCF. Equity method investments are included in other assets in the Consolidated Balance Sheets. As discussed above, we completed the exchange of our equity interest in NASDAQ Dubai for a 1% available-for-sale investment in DFM in May 2010. See “Investment in NASDAQ Dubai” below for further discussion.

Income (loss) recognized from our equity interest in the earnings and losses of these companies was a net gain of $2 million for the year ended December 31, 2010 compared with a net loss of $107 million for the year ended December 31, 2009. The net loss during the year ended December 31, 2009 was primarily due to impairment charges relating to NASDAQ Dubai and Agora-X and the sale of our investment in Orc. See “Investment in NASDAQ Dubai,” “Investment in Orc Software,” and “Impairment of Agora-X,” below for further discussion.

Income (loss) recognized from our equity method investments is included in income (loss) from unconsolidated investees, net in the Consolidated Statements of Income.

Investment in NASDAQ Dubai

In December 2009, we agreed to participate in the realignment of the ownership structure of NASDAQ Dubai. The realignment was completed in May 2010 and at that time, NASDAQ Dubai became a wholly-owned subsidiary of DFM, a publicly traded company controlled by Borse Dubai. We received a 1% equity interest in DFM in exchange for our equity interest in NASDAQ Dubai. Our existing technology and trademark licensing arrangements with Borse Dubai and NASDAQ Dubai remain unchanged.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

In connection with the realignment of the ownership structure discussed above, a third-party specialist determined the fair value of NASDAQ Dubai. Based on this valuation, we determined our carrying value of NASDAQ Dubai was no longer recoverable and was in fact impaired, and we wrote down our investment to fair value which resulted in an $82 million pre-tax, non-cash impairment charge for the year ended December 31, 2009.

At the time of the realignment in May 2010, we recorded a pre-tax, non cash loss of $1 million in income (loss) from unconsolidated investees, net in the Consolidated Statements of Income, which was based on the difference between the price of DFM common stock multiplied by the number of shares of DFM acquired and the carrying value of our investment in NASDAQ Dubai at the time of the exchange.

NASDAQ Dubai and DFM are related parties, as both of them are primarily owned by Borse Dubai, our largest stockholder.

Investment in Orc Software

During the second quarter of 2009, we made a strategic decision to sell our investment in Orc, demonstrating our intent to no longer hold this investment. We sold shares representing 25.25% of the share capital of Orc to a group of Swedish and other international investors for $54 million in cash. As a result of the sale, we recognized a $19 million loss, which includes costs directly related to the sale, primarily broker fees. The loss is included in income (loss) from unconsolidated investees, net in the

Consolidated Statements of Income for the year ended December 31, 2009.

Impairment of Agora-X

In December 2009, we entered into an agreement to increase our investment in Agora-X from 20% to 85%. In evaluating the fair value of the total investment, it was determined that our carrying value of Agora-X was no longer recoverable and was in fact impaired, and we wrote down our investment to fair value which resulted in a pre-tax, non-cash impairment charge of $5 million.

6. Property and Equipment, net

The following table presents our major categories of property and equipment, net:

	December 31,
	2010	2009
	(in millions)
Data processing equipment and software	$348	$313
Furniture, equipment and leasehold improvements	180	178

	528	491
Less: accumulated depreciation and amortization	(364)	(327)

Total property and equipment, net	$164	$164

Depreciation and amortization expense for property and equipment was $46 million for the year ended December 31, 2010, $47 million for the year ended December 31, 2009 and $45 million for the year ended December 31, 2008. These amounts are included in depreciation and amortization expense in the Consolidated Statements of Income.

As of December 31, 2010 and 2009, we do not own any real estate properties.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

7. Deferred Revenue

Deferred revenue represents cash payments received that are yet to be recognized as revenue. At December 31, 2010, we have estimated that our deferred revenue, which is primarily related to Global Listing Services and Market Technology fees, will be recognized in the following years:

	Initial Listing Fees	Listing of Additional Shares Fees	Annual Renewal Fees and Other	Market Technology(1)	Total
	(in millions)
Fiscal year ended:
2011	$15	$35	$21	$51	$122
2012	11	25	—	29	65
2013	7	17	—	28	52
2014	5	6	—	19	30
2015	3	—	—	11	14
2016 and thereafter	1	—	—	8	9

	$42	$83	$21	$146	$292

(1)

The timing of recognition of our deferred Market Technology revenues is dependent upon when significant modifications are made pursuant to existing contracts. As such, as it relates to these fees, the timing represents our best estimate.

Our deferred revenue during the years ended December 31, 2010 and 2009 is reflected in the following table.

	Initial Listing Fees	Listing of Additional Shares Fees	Annual Renewal Fees and Other	Market Technology(2)	Total
	(in millions)
Balance at January 1, 2009	$57	$74	$21	$101	$253
Additions(1)	9	39	169	87	304
Amortization(1)	(20)	(37)	(173)	(64)	(294)
Foreign currency translation adjustment	—	—	1	1	2

Balance at December 31, 2009	$46	$76	$18	$125	$265

Additions(1)	14	46	222	32	314
Amortization(1)	(18)	(39)	(219)	(13)	(289)
Foreign currency translation adjustment	—	—	—	2	2

Balance at December 31, 2010	$42	$83	$21	$146	$292

(1)	The additions and amortization for initial listing fees, listing of additional shares fees and annual renewal fees and other primarily reflect Issuer Services revenues from U.S. listing fees.
(2)

Market Technology deferred revenues include revenues from delivered client contracts in the support phase charged during the period. Under contract accounting, where customization and significant modifications to the software are made to meet the needs of our customers, total revenues as well as costs incurred, are deferred until significant modifications are completed and delivered. Once delivered, deferred revenue and the related deferred costs are recognized over the post contract support period. We have included the deferral of costs in other current assets and other assets in the Consolidated Balance Sheets. The amortization of Market Technology deferred revenue includes revenues earned from client contracts recognized during the period and from the technology licenses contributed to NASDAQ Dubai.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

8. Debt Obligations

The following table presents the changes in our debt obligations during the year ended December 31, 2010:

	December 31, 2009	Additions	Payments, Conversions, Accretion and Other	December 31, 2010
	(in millions)
3.75% convertible notes due October 22, 2012 (net of discount)(1)	$—	$—	$—	$—
2.50% convertible senior notes due August 15, 2013	374	—	14	388
4.00% senior unsecured notes due January 15, 2015 (net of discount)(2)	—	398	—	398
5.55% senior unsecured notes due January 15, 2020 (net of discount)(2)	—	598	—	598
$700 million senior unsecured term loan facility credit agreement due January 15, 2013 (average interest rate of 2.33% for the year ended December 31, 2010)(2)	—	700	(130)	570
5.25% senior unsecured notes due January 16, 2018, (net of discount)(3)	—	367	—	367
Senior unsecured bridge facility(4)	—	370	(370)	—
6.25% subordinated debt assumed from the acquisition of Nord Pool’s derivatives, clearing and consulting subsidiaries repaid in May 2010(5)	18	—	(18)	—
$2,000 million senior secured term credit facilities repaid January 2010(2)	1,700	—	(1,700)	—

Total debt obligations	2,092	2,433	(2,204)	2,321
Less current portion	(225)	—	85	(140)

Total long-term debt obligations	$1,867	$2,433	$(2,119)	$2,181

(1)

In September 2009, most holders of our outstanding 3.75% convertible notes converted their outstanding positions into common stock. As of December 31, 2010 and December 31, 2009, approximately $0.5 million aggregate principal amount of the 3.75% convertible notes remained outstanding. For further discussion, see “3.75% Convertible Notes” below.

(2)	See “Senior Unsecured Notes, Credit Facility and Repayment of Our Senior Secured Credit Facilities in Place as of December 31, 2009” below for further discussion.
(3)	See “5.25% Senior Unsecured Notes” below for further discussion.
(4)	See “Bridge Facility” below for further discussion.
(5)

Our subordinated debt obligation assumed in the acquisition of Nord Pool’s derivatives, clearing and consulting subsidiaries was denominated in Norwegian Krone and totaled 100 million Norwegian Krone ($18 million as of December 31, 2009 and $16 million at the time of the repayment in May 2010). The difference of $2 million reflects changes in foreign currency exchange rates.

3.75% Convertible Notes

The 3.75% convertible notes were originally issued to Hellman & Friedman, or H&F ($300 million), SLP ($141 million) and other holders ($4 million) in order to finance the acquisition of INET. These notes were convertible into our common stock at a price of $14.50 per share, representing 30,689,655 shares subject to adjustment in general for any stock split, dividend, combination, recapitalization or similar event. We also issued warrants to purchase shares of our common stock at a price of $14.50 per share to H&F (3,400,000 shares), SLP

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

(1,523,325 shares) and other holders (39,175 shares). The warrants became exercisable on April 22, 2006 and would have expired on December 8, 2008. During 2007, H&F converted all of their 3.75% convertible notes into common stock and exercised all of their outstanding warrants prior to expiration. During 2007 and 2008, SLP and other holders converted a portion of their 3.75% convertible notes into common stock and exercised all of their outstanding warrants prior to expiration. In September 2009, SLP and another holder, or Holders, converted their remaining outstanding 3.75% convertible notes into common stock in accordance with the terms of the notes. As an inducement for conversion, we agreed to pay the Holders and certain of their affiliates an aggregate amount of $9 million in cash and issue to the Holders shares of our series A convertible preferred stock, with an aggregate initial liquidation preference amount of $16 million. See “Preferred Stock,” of Note 12, “NASDAQ OMX Stockholders’ Equity,” for further discussion.

As of December 31, 2010 and 2009, approximately $0.5 million aggregate principal amount of the 3.75% convertible notes remained outstanding.

2.50% Convertible Senior Notes

During the first quarter of 2008, in connection with the business combination with OMX AB, we completed the offering of $475 million aggregate principal amount of 2.50% convertible senior notes due 2013. The interest rate on the notes is 2.50% per annum payable semi-annually in arrears on February 15 and August 15 and will mature on August 15, 2013.

The notes are convertible in certain circumstances specified in the indenture for the notes. Upon conversion, holders will receive, at the election of NASDAQ OMX, cash, common stock or a combination of cash and common stock. It is our current intent and policy to settle the principal amount of the notes in cash. The conversion rate will initially be 18.1386 shares of common stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $55.13 per share of common stock. At December 31, 2010, the 2.50% convertible senior notes are convertible into 7,757,283 shares of our common stock, subject to adjustment upon the occurrence of specified events. Subject to certain exceptions, if we undergo a “fundamental change” as described in the indenture, holders may require us to purchase their notes at a price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest.

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

The changes in the liability and equity components of our 2.50% convertible senior notes during the year ended December 31, 2010 and 2009 are as follows:

	Liability Component			Equity Component
	(in millions)			(in millions)
	Principal Balance	Unamortized Debt Discount	Net Carrying Amount	Gross Equity Component	Deferred Taxes	Net Equity Component
January 1, 2009	$475	$74	$401	$85	$34	$51
Accretion of debt discount	—	(13)	13	—	—	—
Early extinguishment of debt	(47)	(7)	(40)	(5)	(2)	(3)

December 31, 2009	$428	$54	$374	$80	$32	$48
Accretion of debt discount	—	(14)	14	—	—	—

December 31, 2010	$428	$40	$388	$80	$32	$48

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

The unamortized debt discount on the convertible debt was $40 million as of December 31, 2010 and $54 million as of December 31, 2009 and is included in debt obligations in the Consolidated Balance Sheets. This amount will be accreted as part of interest expense through the maturity date of the convertible debt of August 15, 2013. The effective annual interest rate on the 2.50% convertible senior notes was 6.53% for the years ended December 31, 2010 and 2009, which includes the accretion of the debt discount in addition to the annual contractual interest rate of 2.50%.

As of December 31, 2010 and December 31, 2009, the equity component of the convertible debt included in additional paid-in capital in the Consolidated Balance Sheets was $48 million. This amount is calculated as follows: $80 million of excess principal of the convertible debt over the carrying amount less $32 million of deferred taxes. The deferred tax liability is determined by multiplying the $80 million of excess principal of the convertible debt over the carrying amount by the U.S. marginal tax rate of 39.55%.

Interest expense recognized on our 2.50% convertible senior notes in the Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008 is as follows:

	Year Ended December 31,
	2010	2009	2008
	(in millions)
Components of interest expense recognized on our 2.50% convertible senior notes
Accretion of debt discount	$14	$13	$11
Contractual interest	10	11	10

Total interest expense recognized on our 2.50% convertible senior notes	$24	$24	$21

Early Extinguishment of Debt

In 2009, we repurchased $47 million principal amount of the 2.50% convertible senior notes for a cash payment of $40 million and recognized a pre-tax gain on the early extinguishment of debt of $4 million (net of debt issuance and other costs of $0.8 million) which is recorded in general, administrative and other expense in the Consolidated Statements of Income. As a result of the $47 million repurchase, the remaining aggregate principal amount outstanding on these notes as of December 31, 2009 was $428 million. See above for further discussion.

Debt Issuance Costs

In 2008, in conjunction with the issuance of the 2.50% convertible senior notes, we incurred debt issuance costs of $10 million. These costs, which are capitalized and included in other assets in the Consolidated Balance Sheets, are being amortized over the life of the debt obligation. In connection with the early extinguishment of a portion of these notes, we recorded a pre-tax charge of $0.8 million for the year ended December 31, 2009 for debt issuance costs. See “Early Extinguishment of Debt” above for further discussion. Amortization expense, which is recorded as additional interest expense for these costs, was $2 million for the years ended December 31, 2010, 2009 and 2008.

Senior Unsecured Notes, Credit Facility and Repayment of Our Senior Secured Credit Facilities in Place as of December 31, 2009

In January 2010, NASDAQ OMX issued $1 billion of senior unsecured notes, or the Notes, and entered into a $950 million senior unsecured three-year credit facility. The credit facility provides for an unfunded $250

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

million revolving credit commitment (including a swingline facility and letter of credit facility), a $350 million funded Tranche A term loan and a $350 million funded Tranche X term loan. NASDAQ OMX applied the net proceeds from the Notes, the $700 million funded Term Loans and cash on hand to repay all amounts outstanding under our senior secured credit facilities in place as of December 31, 2009 and related fees. As a result, NASDAQ OMX terminated the associated credit agreement.

The Notes

The Notes were issued at a discount in two separate series consisting of $400 million aggregate principal amount of 4.00% senior notes due 2015 and $600 million aggregate principal amount of 5.55% senior notes due 2020. As a result of the discount, the proceeds received from the issuance were less than the aggregate principal amounts. As of December 31, 2010, the balance of $398 million for the 4.00% senior notes due 2015 and the balance of $598 million for the 5.55% senior notes due 2020, reflects the aggregate principal amounts, less the unamortized debt discount. The unamortized debt discount will be accreted through interest expense over the life of the Notes.

The 2015 Notes pay interest semiannually at a rate of 4.00% per annum until January 15, 2015, and the 2020 Notes pay interest semiannually at a rate of 5.55% per annum until January 15, 2020. The Notes are general unsecured obligations of ours and rank equally with all of our existing and future unsubordinated obligations. The Notes are not guaranteed by any of our subsidiaries. The Notes were issued under an indenture that, among other things, limits our ability to consolidate, merge or sell all or substantially all of our assets, create liens, and enter into sale and leaseback transactions.

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

As required under our credit facility, we paid quarterly principal payments of $35 million on our Term Loans beginning in the third quarter of 2010. Total required payments were $70 million during 2010. In addition to the required quarterly payments, we made optional payments totaling $60 million of principal on our Term Loans during 2010.

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

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

sales in the ordinary course of business) and casualty and condemnation proceeds, in each case subject to specified exceptions and thresholds.

Debt Issuance Costs

We incurred debt issuance and other costs of $21 million in connection with the issuance of the Notes and the entry into the new credit facility. These costs, which are capitalized and included in other assets in the Consolidated Balance Sheets, are being amortized over the life of the debt obligations. Amortization expense, which is recorded as additional interest expense for these costs, was $5 million for the year ended December 31, 2010.

Bridge Facility

In December 2010, NASDAQ OMX entered into a $400 million senior unsecured bridge facility and borrowed $370 million to partially finance the purchase of our stock from Borse Dubai. See “Share Repurchase from Borse Dubai,” of Note 12, “NASDAQ OMX Stockholders’ Equity,” for further discussion of our share repurchase from Borse Dubai. We applied the net proceeds from the issuance of our 2018 notes, discussed below, and cash on hand to repay all amounts outstanding under the bridge facility and terminated the bridge facility as of December 31, 2010. The effective interest rate on borrowings under the bridge facility was 1.76%. Interest expense was immaterial for the year ended December 31, 2010.

5.25% Senior Unsecured Notes

In December 2010, NASDAQ OMX issued $370 million of 5.25% senior unsecured notes due 2018. We applied the net proceeds from the 2018 Notes of $367 million and cash on hand of $3 million to repay all amounts outstanding under our bridge facility, discussed above, as well as related fees.

The 2018 Notes were issued at a discount. As a result of the discount, the proceeds received from the issuance were less than the aggregate principal amount. As of December 31, 2010, the balance of $367 million reflects the aggregate principal amount, less the unamortized debt discount. The unamortized debt discount will be accreted though interest expense over the life of the 2018 Notes.

The 2018 Notes pay interest semiannually at a rate of 5.25% per annum until January 16, 2018 and may vary with NASDAQ OMX’s debt rating up to a rate not to exceed 7.25%. The 2018 Notes are general unsecured obligations of ours and rank equally with all of our existing and future unsubordinated obligations. They are not guaranteed by any of our subsidiaries. The 2018 Notes were issued under indentures that among other things, limits our ability to consolidate, merge or sell all or substantially all of our assets, create liens, and enter into sale and leaseback transactions. In addition, upon a change of control triggering event (as defined in the indenture), the terms require us to repurchase all or part of each holder’s notes for cash equal to 101% of the aggregate principal amount purchased plus accrued and unpaid interest, if any.

Debt Issuance Costs

We incurred debt issuance and other costs of $3 million in connection with the issuance of the 2018 Notes. These costs, which are capitalized and included in other assets in the Consolidated Balance Sheets, are being amortized over the life of the debt obligation. Amortization expense, which is recorded as additional interest expense for these costs, was immaterial for the year ended December 31, 2010.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Senior Secured Credit Facilities in Place as of December 31, 2009

In connection with the business combination with OMX AB, on February 27, 2008, NASDAQ OMX entered into a credit agreement which provided for up to $2,075 million of senior secured loans, which included (i) a five-year, $2,000 million senior secured term loan facility, or the Term Loan Facility, which consisted of (a) a $1,050 million term loan facility allocated to the OMX AB business combination, (b) a $650 million term loan facility allocated to the acquisition of PHLX, and (c) a $300 million term loan facility allocated to the Nord Pool transaction, and (ii) a five-year, $75 million senior secured revolving credit facility, with a letter of credit subfacility and swingline loan subfacility, or the Revolving Credit Facility, and together with the Term Loan Facility, the senior secured credit facilities in place as of December 31, 2009. The Revolving Credit Facility was undrawn as of December 31, 2009.

In addition, NASDAQ OMX may have requested that prospective additional lenders under the senior secured credit facilities in place as of December 31, 2009 agree to make available incremental term loans and incremental revolving commitments from time to time in an aggregate amount not to exceed $200 million.

In addition to financing the business combination with OMX AB, the acquisition of PHLX and the Nord Pool transaction, we used the debt financing under the senior secured credit facilities in place as of December 31, 2009 to pay fees and expenses incurred in connection with such transactions and repay certain indebtedness of OMX AB.

In January 2010, NASDAQ OMX applied the net proceeds from the Notes, the $700 million funded Term Loans and cash on hand to repay all amounts outstanding under our senior secured credit facilities in place as of December 31, 2009 and related fees. As a result, NASDAQ OMX terminated the associated credit agreement.

Borrowings under the senior secured credit facilities in place as of December 31, 2009 (other than swingline loans) bore interest at (i) the base rate (the higher of the prime rate announced by the Bank of America, N.A, and the federal funds effective rate plus 0.50%), plus an applicable margin, or (ii) the LIBO rate (set by the British Bankers Association LIBOR Rate), plus an applicable margin. The interest rate on swingline loans made under the senior secured credit facilities in place as of December 31, 2009 was the base rate, plus an applicable margin.

NASDAQ OMX’s obligations under the senior secured credit facilities in place as of December 31, 2009 (i) were guaranteed by each of the existing and future direct and indirect material wholly-owned domestic subsidiaries of NASDAQ OMX, subject to certain exceptions, and (ii) were secured, subject to certain exceptions, by all the capital stock of each of our present and future subsidiaries (limited, in the case of foreign subsidiaries, to 65.0% of the voting stock of such subsidiaries) and all of the present and future property and assets (real and personal) of NASDAQ OMX and the guarantors.

NASDAQ OMX was permitted to repay borrowings under the senior secured credit facilities in place as of December 31, 2009 at any time in whole or in part, without penalty.

Principal Amortization Payment

As required under our senior secured credit facilities in place as of December 31, 2009, during 2009, we repaid a principal amount of $225 million on our borrowings under the senior secured credit facilities in place as of December 31, 2009.

Interest Rate Swaps

Under the provisions of our senior secured credit facilities in place as of December 31, 2009, we were required to maintain approximately 30% of our debt structure on a fixed rate basis for two years from the date of

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

the credit agreement. As such, in August 2008, we entered into interest rate swap agreements that effectively converted $200 million of funds borrowed under our senior secured credit facilities in place as of December 31, 2009, which was floating rate debt, to a fixed rate basis through August 2011. The interest rate swaps were fixed to a base rate of 3.73% plus the current credit spread of 200 basis points as of December 31, 2009. The credit spread (not to exceed 200 basis points) was subject to change based upon the leverage ratio in accordance with the senior secured credit facilities in place as of December 31, 2009. In connection with the repayment of these senior secured credit facilities in place as of December 31, 2009 in January 2010, we terminated our interest rate swaps. See “Cash Flow Hedges,” of Note 15, “Derivative Financial Instruments and Hedging Activities,” for further discussion.

Debt Issuance Costs

In 2008, in conjunction with our senior secured credit facilities in place as of December 31, 2009, we incurred debt issuance costs of $44 million. These costs, which were capitalized and included in other assets in the Consolidated Balance Sheets, were being amortized over the life of the debt obligation. Amortization expense, which was recorded as additional interest expense for these costs, was $9 million for the year ended December 31, 2009 and $7 million for the year ended December 31, 2008.

In January 2010, as a result of the repayment of our senior secured credit facilities in place as of December 31, 2009, we recorded a pre-tax charge of $40 million, which included the write-off of the remaining unamortized balance of debt issuance costs incurred of $28 million, costs to terminate our float-to-fixed interest rate swaps previously designated as a cash flow hedge of $9 million and other costs of $3 million. These charges are included in general, administrative and other expense in the Consolidated Statements of Income for the year ended December 31, 2010.

Other Credit Facilities

In addition to the $250 million revolving credit commitment discussed above, we have credit facilities related to our clearinghouses in order to meet liquidity and regulatory requirements. These credit facilities, which are available in multiple currencies, primarily Swedish Krona and U.S. dollar, totaled $440 million ($196 million in available liquidity and $244 million to satisfy regulatory requirements), none of which was utilized at December 31, 2010. At December 31, 2009, these facilities totaled $417 million ($185 million in available liquidity which can be pledged as collateral and $232 million to satisfy regulatory requirements), none of which was utilized.

Debt Covenants

At December 31, 2010, we were in compliance with the covenants of all of our debt obligations.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

9. Income Taxes

The income tax provision consists of the following amounts:

	Year Ended December 31,
	2010	2009	2008
	(in millions)
Current income taxes:
Federal	$116	$96	$220
State	36	32	49
Foreign	20	10	36

Total current income taxes	172	138	305

Deferred income taxes:
Federal	(25)	(26)	(61)
State	(26)	8	(14)
Foreign	16	8	(32)

Total deferred income taxes	(35)	(10)	(107)

Total income tax provision	$137	$128	$198

U.S. federal taxes have not been provided on undistributed earnings of certain non-U.S. subsidiaries to the extent such earnings will be reinvested abroad for an indefinite period of time. At December 31, 2010, the cumulative amount of undistributed earnings in these subsidiaries is approximately $70 million. We have the intent and ability to indefinitely reinvest the undistributed earnings of our non-U.S. subsidiaries.

A reconciliation of the income tax provision, based on the U.S. federal statutory rate, to our actual income tax provision for the years ended December 31, 2010, 2009 and 2008 is as follows:

	Year Ended December 31,
	2010	2009	2008
	(in millions)
Federal income tax provision at the statutory rate	35.0%	35.0%	35.0%
State income tax provision, net of federal effect	4.2%	6.6%	4.5%
Foreign income tax provision at a rate different than the federal rate	(3.2)%	(3.6)%	(3.3)%
Foreign asset impairment loss, not deductible for tax purposes	—	—	1.9%
Earnings from foreign affiliates, not subject to tax	(3.5)%	(4.8)%	—
Nondeductible expenses	0.3%	2.8%	0.2%
Change in deferred taxes due to change in tax rate(1)	(3.0)%	—	—
Excess capital loss carry back(1)	(2.4)%	—	—
Other, net	(1.4)%	(3.3)%	0.3%

Actual income tax provision(1)	26.0%	32.7%	38.6%

(1)

The lower effective tax rate in 2010 when compared to 2009 was primarily due to the restructuring of certain NASDAQ OMX subsidiaries. These transactions resulted in one-time reductions in deferred tax liabilities due to a revised effective tax rate and a one-time tax deduction for a capital loss.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

The temporary differences, which give rise to our deferred tax assets and (liabilities), consisted of the following:

	December 31,
	2010	2009
	(in millions)
Deferred tax assets:
Deferred revenues	$28	$31
U.S. federal net operating loss	20	4
Foreign net operating loss	104	129
State net operating loss	1	4
Compensation and benefits	77	68
Investments	—	55
Foreign currency translation	155	253
Lease reserves	8	18
Tax credits	5	5
Excess capital loss	64	—
Other	15	14

Gross deferred tax assets	477	581

Deferred tax liabilities:
Amortization of software development costs and depreciation	(25)	(24)
Amortization of acquired intangible assets	(653)	(644)
Adoption of ASC 470.20, net of accretion	(19)	(24)
Other	(27)	(14)

Gross deferred tax liabilities	(724)	(706)

Net deferred tax liabilities before valuation allowance	(247)	(125)

Less: valuation allowance	(31)	(52)

Net deferred tax liabilities	$(278)	$(177)

A valuation allowance has been established with regards to the tax benefits associated with certain net operating losses, as it is more likely than not that these losses will not be realized in the future.

The U.S. federal net operating loss of $20 million, which includes $14 million related to the acquisition of FTEN in December 2010 and $6 million related to subsidiaries of OMX that are not included in our U.S. federal consolidated income tax return, will expire in years 2022-2030. Of the $104 million foreign net operating loss, $17 million will expire in years 2018-2025 and $87 million has no expiration date. The $1 million state net operating loss will expire in years 2013-2029. The excess capital loss of $64 million will be offset against capital gains realized in 2007.

The following represents the domestic and foreign components of income before income tax provision:

	Year Ended December 31,
	2010	2009	2008
	(in millions)
Domestic	$393	$325	$448
Foreign	133	66	65

Income before income tax provision	$526	$391	$513

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

In 2010, 2009 and 2008, we recorded income tax benefits of $2 million, $4 million and $5 million, respectively, primarily related to employee stock option exercises. These amounts were recorded as additional paid-in-capital in the Consolidated Balance Sheets.

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

As of December 31, 2010, we had $12 million of unrecognized benefits, of which $8 million would affect our effective tax rate if recognized. As of December 31, 2009, we had $11 million of unrecognized benefits, of which $6 million would affect our effective tax rate if recognized.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2010	2009
	(in millions)
Beginning balance	$11	$9
Additions as a result of tax positions taken in prior periods	1	1
Additions as a result of tax positions taken in the current period	2	3
Reductions due to the settlement from tax authorities	(2)	(2)

Ending balance	$12	$11

Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2010, we had accrued $4 million for interest and penalties, net of tax effect. As of December 31, 2009, we had accrued $2 million for interest and penalties, net of tax effect.

NASDAQ OMX and its eligible subsidiaries file a consolidated U.S. federal income tax return and applicable state and local income tax returns and non-U.S. income tax returns. Federal income tax returns for the years 2007 through 2009 are subject to examination by the Internal Revenue Service. Several state tax returns are currently under examination by the respective tax authorities for the years 2000 through 2008 and we are subject to examination for 2009. Non-U.S. tax returns are subject to review by the respective tax authorities for the years 2003 through 2009. In August 2010, we paid the state of California $2 million with respect to audits for the years 1996 through 1998 and the years 2000 through 2006. Since this amount was included in our unrecognized tax benefits as of December 31, 2009, such payment does not affect our 2010 effective tax rate. The outcome of these audits did not have a material impact on our financial position or results of operations. We anticipate that the amount of unrecognized tax benefits at December 31, 2010 will significantly decrease in the next twelve months as we expect to settle certain tax audits. The final outcome of such audits cannot yet be determined. We anticipate that such adjustments will not have a material impact on our consolidated financial position or results of operations.

In the fourth quarter of 2010, we received an appeal from the Finnish Tax Authority in which such authority challenges certain interest expense deductions claimed by NASDAQ OMX in Finland for the years 2009 and 2008. NASDAQ OMX’s tax return position with respect to this deduction was previously reviewed and approved by the Finnish Tax Authority. The appeal also demands certain penalties be paid with regards to such tax return

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

filing position. If the Finnish Tax Authority prevails in their challenge, additional tax and penalties for such years would total approximately $10 million. We expect the Finnish Tax Authority to agree with our position once its review is completed and, as such, it is unlikely NASDSAQ OMX will be assessed any additional tax and penalties. Through December 31, 2010, we have recorded the tax benefits associated with such filing position.

In June 2009, NASDAQ OMX filed an application for an advance tax ruling with the Swedish Tax Council for Advance Tax Rulings. The application was filed to confirm whether certain interest expense is deductible for Swedish tax purposes under legislation that became effective on January 1, 2009. In June 2010, we received a favorable response from the Swedish Tax Council for Advance Tax Rulings in which all members of the Council agreed that such interest expense is deductible for Swedish tax purposes. The Swedish Tax Agency has recently appealed such ruling to the Swedish Supreme Administrative Court. We expect the Swedish Supreme Administrative Court to agree with the ruling from the Swedish Tax Council for Advance Tax Rulings. For the year ended December 31, 2010, we recorded a tax benefit of $18 million, or $0.09 per diluted share, related to this matter. Since January 1, 2009, we have recorded a tax benefit of $37 million, or $0.18 per diluted share, related to this matter.

10. Employee Benefits

U.S. Defined-Benefit Pension and Supplemental Executive Retirement Plans

We maintain non-contributory, defined-benefit pension plans, non-qualified supplemental executive retirement plans, or SERPs, for certain senior executives and post-retirement benefit plans for eligible employees in the U.S., collectively referred to as the NASDAQ OMX Benefit Plans.

Our pension plans and SERPs are frozen. Future service and salary for all participants do not count toward an accrual of benefits under the pension plans and SERPs.

Components of Net Periodic Benefit Cost

The following table sets forth the components of net periodic pension, SERP and post-retirement benefits costs from the NASDAQ OMX Benefit Plans recognized in compensation and benefits expense in the Consolidated Statements of Income:

	Year Ended December 31,
	2010	2009	2008(1)
	(in millions)
Components of net periodic benefit cost
Service cost	$—	$—	$1
Interest cost	7	7	4
Expected return on plan assets	(5)	(4)	(3)
Recognized net actuarial (gain) loss	3	(2)	—
Settlement loss recognized	1	1	—
Curtailment gain	—	—	(1)

Benefit cost (gain)	$6	$2	$1

(1)	The NASDAQ OMX PHLX benefit costs are from the date of acquisition.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Benefit Obligations and Funded Status

The following table provides a reconciliation of the changes in the benefit obligation, the plan assets and the funded status of the NASDAQ OMX Benefit Plans.

	2010				2009
	Pension	SERP	Post- retirement	Total	Pension	SERP	Post- retirement	Total
	(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$77	$29	$9	$115	$61	$29	$10	$100
Interest cost	4	2	1	7	4	2	1	7
Actuarial losses (gains)	—	—	1	1	1	(3)	(3)	(5)
Benefits paid	(2)	(2)	—	(4)	(1)	(2)	—	(3)
Settlements	(3)	—	—	(3)	(3)	—	—	(3)
Loss due to change in discount rate	7	1	1	9	15	3	1	19

Benefit obligation at end of year	83	30	12	125	77	29	9	115

Change in plan assets
Fair value of plan assets at beginning of year	58	—	—	58	43	—	—	43
Actual return on plan assets	4	—	—	4	10	—	—	10
Company contributions	5	2	—	7	9	2	—	11
Benefits paid	(2)	(2)	—	(4)	(1)	(2)	—	(3)
Settlements	(3)	—	—	(3)	(3)	—	—	(3)

Fair value of plan assets at end of year	62	—	—	62	58	—	—	58

Underfunded status of the plans	(21)	(30)	(12)	(63)	(19)	(29)	(9)	(57)
Accumulated benefit obligation	$83	$30	$12	$125	$77	$29	$9	$115

The total underfunded status of the NASDAQ OMX Benefit Plans of $63 million at December 31, 2010 and $57 million at December 31, 2009 is included in other liabilities and accrued personnel costs in the Consolidated Balance Sheets. No plan assets are expected to be returned to us during the year ending December 31, 2011.

Actuarial Assumptions

The following tables provide the weighted-average actuarial assumptions for the NASDAQ OMX Benefit Plans.

Weighted-average assumptions used to determine benefit obligations at the end of the fiscal year:

	2010	2009
Discount rate:
Pension	5.25%	5.75%
SERP	5.25%	5.75%
Post-retirement	5.25%	5.75%
Rate of compensation increase:
Pension	N/A	N/A
SERP	N/A	N/A
Post-retirement	N/A	N/A

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Weighted-average assumptions used to determine net benefit cost for the fiscal year:

	2010	2009	2008
Discount rate:
Pension	5.75%	7.00%	6.10%
SERP	5.75%	7.00%	6.10%
Post-retirement	5.75%	7.00%	6.00%

Rate of compensation increase:
Pension	N/A	N/A	N/A
SERP	N/A	N/A	N/A
Post-retirement	N/A	N/A	N/A

Expected return on plan assets:
Pension	8.00%	8.00%	8.40%
SERP	N/A	N/A	N/A
Post-retirement	N/A	N/A	N/A

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

For 2011, the weighted-average assumed healthcare cost trend rate used for post-retirement measurement purposes for the NASDAQ OMX Benefit Plans is 10% prior to age 65 and 5.5% to 10% after age 65. A one percent increase or decrease in the assumed healthcare cost trend would have an immaterial effect on the post-retirement service and interest cost and post-retirement benefit obligation for both plans.

Plan Assets of the NASDAQ OMX Benefit Plans

NASDAQ OMX’s Pension and 401(k) Committee has oversight responsibility for the plan assets of the NASDAQ OMX Benefit Plans. The investment policy and strategy of the plan assets, which was adopted by NASDAQ OMX’s Pension and 401(k) Committee, is to provide for preservation of principal, both in nominal and real terms, in order to meet the long-term spending needs of the NASDAQ OMX Benefit Plans. We invest in securities per the target allocations stated below. Target allocations for plan assets as of December 31, 2010 were as follows:

Target Allocation
Mutual funds(1)	75%
U.S. equity securities	10%
Other investment strategies and cash	15%

Total	100%

(1)	Securities are held in a broad array of asset classes.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Asset allocations are reviewed quarterly and adjusted, as appropriate, to remain within target allocations. The investment policy is reviewed on an annual basis, under the advisement of an investment consultant, to determine if the policy or asset allocation targets should be changed.

The fair value of the plan assets for the NASDAQ OMX Benefit Plans at December 31, 2010, by asset category and fair value hierarchy, are as follows:

	Total Benefit Plan Assets as of December 31, 2010	Fair Value Measurements(1)
		(Level 1)	(Level 2)	(Level 3)
		(in millions)
Mutual funds(2)	$47	$47	$—	$—
U.S. equity securities	6	6	—	—
Other investment strategies and cash(3)	9	3	6	—

Total benefit plan assets	$62	$56	$6	$—

(1)	See Note 14, “Fair Value of Financial Instruments,” for further discussion of fair value measurements.
(2)	Securities are held in various classes of domestic, international and emerging market equity and fixed-income securities.
(3)

Includes cash and multi-strategy hedge funds. Securities held in multi-strategy hedge funds are held in multiple asset classes and include investments in equity and fixed-income securities, arbitrage investments, and futures.

The expected rate of return on plan assets for the NASDAQ OMX Benefit Plans represents our long-term assessment of return expectations which may change based on significant shifts in economic and financial market conditions. The long-term rate of return on plan assets is derived from return assumptions determined based on asset classes held and weighted based on the current target allocation for each class. Over the long-term, our investments in bond mutual funds are expected to return between 1% and 6%, investments in equity mutual funds are expected to return between 4% and 10%, investments in U.S. equity securities are expected to return between 5% to 10% and other investment strategies are anticipated to yield between 6% and 7%. While we considered the NASDAQ OMX Benefit Plans recent performance and other economic growth and inflation factors, which are supported by long-term historical data, the return expectations for each of these asset categories represents a long-term prospective return. Based on historical experience, the committee expects that the plans’ asset managers overall will provide a modest (1% per annum) premium to their respective market benchmark indexes.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss), as of December 31, 2010, consisted of the following amounts that have yet to be recognized in net periodic benefit costs for the NASDAQ OMX Benefit Plans:

	Pension	SERP	Post- retirement	Total
	(in millions)
Unrecognized net actuarial gain/(loss)	$(27)	$(4)	$—	$(31)
Income tax (expense)/benefit	11	2	—	13

Employee benefit plan adjustments, net of tax	$(16)	$(2)	$—	$(18)

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Estimated Future Benefit Payments

We expect to make the following benefit payments to participants in the next ten fiscal years for the NASDAQ OMX Benefit Plans:

	Pension	SERP	Post- retirement	Total
	(in millions)
Fiscal year ended:
2011	$4	$2	$1	$7
2012	3	2	—	5
2013	3	10	1	14
2014	3	2	1	6
2015	3	3	1	7
2016 through 2020	23	9	3	35

	$39	$28	$7	$74

Non—U.S. Benefit Plans

Most employees outside the U.S. are covered by local retirement plans or by applicable social laws. Benefits under social laws are generally expensed in the periods in which the costs are incurred. These costs are included in compensation and benefits expense in the Consolidated Statements of Income and were $13 million in 2010, $14 million in 2009 and $16 million in 2008.

In 2008, as part of the acquisition of Nord Pool’s derivatives clearing, and consulting subsidiaries, we assumed the obligation for several pension plans providing benefits for their employees. Employees covered under these pension plans are entitled to defined future pension benefits based on the number of years of employment and pay at retirement age. The measurement date of the plan obligations is December 31. The projected benefit obligation was $14 million at December 31, 2010 and $10 million at December 31, 2009. The fair value of the plan assets was $6 million at December 31, 2010 and $5 million at December 31, 2009. The underfunded status of the plans was $8 million at December 31, 2010 and $5 million at December 31, 2009 and was included in other liabilities in the Consolidated Balance Sheets. The benefit cost for these plans was $1 million in 2010, $3 million in 2009 and immaterial in 2008.

Defined Contribution Savings Plan

We sponsor a voluntary defined contribution savings plan, or 401(k) Plan, for U.S. employees. Employees are immediately eligible to make contributions to the plan and are also eligible for an employer contribution match at an amount equal to 100.0% of the first 4.0% of eligible employee contributions. Savings plan expense included in compensation and benefits expense in the Consolidated Statements of Income was $4 million in 2010, 2009 and 2008.

We have a profit-sharing contribution feature to our 401(k) plan which allows eligible U.S. employees to receive employer retirement contributions, or ERCs, when we meet our annual corporate goals. In addition, we have a supplemental ERC for select highly compensated employees whose ERCs are limited by the annual Internal Revenue Service compensation limit. ERC expense recorded in compensation and benefits expense in the Consolidated Statements of Income was $4 million in 2010, 2009 and 2008.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Employee Stock Purchase Plan

We have an ESPP under which approximately 3.9 million shares of our common stock have been reserved for future issuance as of December 31, 2010.

Our ESPP allows eligible U.S. and non-U.S. employees to purchase a limited number of shares of our common stock at six-month intervals, called offering periods, at 85.0% of the lower of the fair market value on the first or the last day of each offering period. The 15.0% discount given to our employees is included in compensation and benefits expense in the Consolidated Statements of Income.

Under our ESPP, employees may purchase shares having a value not exceeding 10.0% of their annual compensation, subject to applicable annual Internal Revenue Service limitations. During 2010, employees purchased 242,865 shares at a weighted-average price of $15.08, during 2009, employees purchased 201,559 shares at a weighted-average price of $17.68 and during 2008, employees purchased 112,852 shares at a weighted-average price of $22.01 under the ESPP. We recorded compensation expense of $0.8 million for the year ended December 31, 2010, $0.6 million for the year ended December 31, 2009 and $0.4 million for the year ended December 31, 2008 for the 15.0% discount that is given to our employees.

11. Share-Based Compensation

We have a share-based compensation program that provides our board of directors broad discretion in creating employee equity incentives. Share-based awards, or equity awards, include employee stock options, restricted stock (which includes awards and units) and PSUs. Grants of equity awards are designed to reward employees for their long-term contributions and provide incentives for them to remain with us. For accounting purposes, we consider PSUs to be a form of restricted stock. Restricted stock is generally time-based and vests over two to five-year periods beginning on the date of the grant. Stock options are also generally time-based and expire ten years from the grant date. Stock option awards granted prior to January 1, 2005 generally vested 33% on each annual anniversary of the grant date over three years. Stock option and restricted stock awards granted after January 1, 2005 generally include performance-based accelerated vesting features based on achievement of specific levels of corporate performance. If NASDAQ OMX exceeds the applicable performance parameters, the grants vest on the third anniversary of the grant date, if NASDAQ OMX meets the applicable performance parameters, the grants vest on the fourth anniversary of the grant date, and if NASDAQ OMX does not meet the applicable performance parameters, the grants vest on the fifth anniversary of the grant date.

PSUs are based on performance measures that impact the amount of shares that each recipient will receive upon vesting. PSUs are granted at the fair market value of our stock on the grant date and compensation cost is recognized over the performance period and, in certain cases, an additional vesting period. For each grant of PSUs, an employee may receive from 0% to 150% of the target amount granted, depending on the achievement of performance measures. We report the target number of PSUs granted, unless we have determined that it is more likely than not, based on the actual achievement of performance measures, that an employee will receive a different amount of shares underlying the PSUs, in which case we report the amount of shares the employee is likely to receive.

Stock Option Exchange Program

In May 2010, NASDAQ OMX shareholders approved a proposal to allow for a one-time voluntary stock option exchange program, designed to provide eligible employees an opportunity to exchange some or all of their eligible underwater stock options for a lesser amount of replacement stock options to be granted with a lower exercise price and a longer vesting period. Participants in the program were entitled to receive one replacement

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

option for each 1.4 eligible options exchanged. Stock options eligible for the exchange were granted on or after January 1, 2006 and on or before June 30, 2008 with an exercise price greater than $30.00. The program commenced on July 7, 2010 and expired on August 3, 2010. A total of 0.8 million eligible stock options were tendered by employees, representing 90% of the total stock options eligible for exchange. On August 3, 2010, we granted 0.6 million new replacement stock options with an exercise price of $20.04, which was equal to the closing price of our common stock on that date. The replacement options are subject to a new vesting schedule and will vest in three equal annual installments on August 3, 2011, August 3, 2012 and August 3, 2013 and have a term of seven years. No incremental stock option expense was recognized for the replacement options as the fair value of the replacement options did not exceed the fair value of the exchanged options.

Summary of 2010 Equity Awards

In March 2010, we granted non-qualified stock options and/or restricted stock to most active employees. Both the stock options and restricted stock granted included a performance-based accelerated vesting feature based on achievement of specific levels of corporate performance, as described above. In 2010, we achieved the applicable performance parameters, and therefore, we will continue to expense the grant over the four-year vesting period.

In 2010, certain executive officers received grants of 629,743 PSUs. Of these PSUs granted, 80,000 units are subject to a three year performance period and vest at the end of the period. The remaining 549,743 units are subject to a one year performance period and generally will vest ratably on an annual basis on December 31, 2011 through December 31, 2013. During 2010, certain grants exceeded the applicable performance parameters for the one year performance PSUs. As a result, an additional 19,142 units were considered granted in February 2011.

See “Summary of Stock Option Activity” and “Summary of Restricted Stock and PSU Activity” below for further discussion.

Summary of 2009 Equity Awards

In 2009, certain executive officers received grants of 105,641 PSUs. Of these PSUs granted, 80,000 units are subject to a three year performance period and vest at the end of the period. The remaining 25,641 units were subject to a one year performance period and will vest ratably on an annual basis on December 31, 2010 through December 31, 2012. During 2009, we exceeded the applicable performance parameters for the one year performance PSUs. As a result, an additional 12,308 units were considered granted in February 2010.

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

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

In December 2008, certain executive officers and a select group of non-officer employees also received grants of 244,034 PSUs. These PSUs were subject to a one year performance period and will vest three years after the end of the performance period. During 2009, we exceeded the applicable performance parameters and as a result, an additional 72,277 units were considered granted in February 2010.

Also in 2008, certain executive officers received grants of 120,896 PSUs. Of these PSUs granted, 80,000 units are subject to a three year performance period and vest at the end of the period. The remaining 40,896 units were subject to a one year performance period and vest three years after the end of the performance period. During 2008, we exceeded the applicable performance parameters for the one year performance PSUs and determined that it would be more likely than not that the target performance levels will be exceeded for the three year performance PSUs. As a result, an additional 60,449 units were considered granted. However, in February 2011, it was determined that we did not exceed the applicable performance parameters for the three year performance PSUs and therefore only 53,333 PSUs were considered granted and ultimately vested.

Common Shares Available Under Our Equity Incentive Plan

As of December 31, 2010, we had approximately 8.4 million shares of common stock authorized for future issuance under our equity incentive plan.

Summary of Share-Based Compensation Expense

The following table shows the total share-based compensation expense resulting from equity awards and the 15.0% discount for the ESPP for the years ended December 31, 2010, 2009 and 2008 in the Consolidated Statements of Income:

	Year Ended December 31,
	2010	2009	2008
	(in millions)
Share-based compensation expense before income taxes	$33	$35	$26
Income tax benefit	(13)	(14)	(10)

Total share-based compensation expense after income taxes	$20	$21	$16

We estimated the fair value of stock option awards using the Black-Scholes valuation model with the following weighted-average assumptions:

	Year Ended December 31,
	2010	2009	2008
Expected life (in years)	5	5	5
Weighted-average risk free interest rate	2.03%	2.52%	1.63%
Expected volatility	32.0%	36.0%	35.5%
Dividend yield	—	—	—
Weighted-average fair value at grant date	$6.30	$7.40	$9.17

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Our computation of expected life is based on historical exercise patterns. The interest rate for periods within the expected life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. Our computation of expected volatility is based on a combination of historical and market-based implied volatility. Our credit facilities limit our ability to pay dividends. Before our credit facilities were in place, it was not our policy to declare or pay cash dividends on our common stock.

Summary of Stock Option Activity

A summary of stock option activity for the years ended December 31, 2010, 2009 and 2008 is as follows:

	Stock Options Outstanding
	Number Outstanding	Weighted- Average Exercise Price Per Share
Outstanding at January 1, 2008	9,998,114	$16.25
Grants	1,686,839	27.48
Exercises	(712,860)	8.96
Forfeitures or expirations	(245,188)	31.43

Outstanding at December 31, 2008	10,726,905	$18.08
Grants	1,018,155	21.13
Exercises	(814,575)	7.93
Forfeitures or expirations	(723,614)	32.32

Outstanding at December 31, 2009	10,206,871	$18.18
Grants(1)	1,855,979	19.87
Exercises	(708,731)	9.23
Forfeitures or expirations	(395,148)	29.87
Stock option exchange program(2)	(846,129)	38.96

Outstanding at December 31, 2010	10,112,842	$16.92

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

We received net cash proceeds of $7 million from the exercise of approximately 0.7 million stock options for the year ended December 31, 2010, received net cash proceeds of $6 million from the exercise of approximately 0.8 million stock options for the year ended December 31, 2009, and received net cash proceeds of $7 million from the exercise of approximately 0.7 million stock options for the year ended December 31, 2008. We present excess tax benefits from the exercise of stock options, if any, as financing cash flows.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes significant ranges of outstanding and exercisable stock options as of December 31, 2010:

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life- Outstanding (in years)	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (in millions)	Number Exercisable	Weighted- Average Remaining Contractual Life- Exercisable (in years)	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (in millions)
$ 5.28 - $ 7.34	1,911,250	2.3	$5.92	$34	1,911,250	2.3	$5.92	$34
$ 7.35 - $ 8.34	1,758,869	4.1	$7.36	29	1,758,869	4.1	$7.36	29
$ 8.35 - $10.24	910,306	3.1	$8.84	13	910,240	3.1	$8.84	13
$10.25 - $14.49	249,918	0.7	$13.00	3	249,918	0.7	$13.00	3
$14.50 - $19.69	125,834	8.4	$19.12	1	17,448	5.3	$17.80	—
$19.70 - $25.01	2,744,005	9.0	$20.38	9	67,263	3.6	$20.84	—
$25.02 - $30.09	1,022,494	8.0	$25.22	—	62,080	6.5	$26.88	—
$30.10 - $35.91	12,561	6.3	$31.74	—	9,781	6.1	$31.64	—
$35.92 - $38.99	1,185,178	6.1	$35.93	—	945,178	6.1	$35.94	—
$39.00 - $42.28	55,556	6.5	$40.83	—	23,294	5.3	$41.40	—
$42.29 - $48.81	136,871	7.1	$45.38	—	136,806	7.1	$45.38	—

Total	10,112,842	5.7	$16.92	$89	6,092,127	3.7	$13.19	$79

The aggregate intrinsic value in the above table represents the total pre-tax intrinsic value (i.e., the difference between our closing stock price on December 31, 2010 of $23.73 and the exercise price, times the number of shares) based on stock options with an exercise price less than NASDAQ OMX’s closing price of $23.73 as of December 31, 2010, which would have been received by the option holders had the option holders exercised their stock options on that date. This amount changes based on the fair market value of our common stock. The total number of in-the-money stock options exercisable as of December 31, 2010 was 4.9 million. As of December 31, 2009, 6.8 million outstanding stock options were exercisable and the weighted-average exercise price was $12.56.

Total fair value of stock options vested was $5 million for the year ended December 31, 2010 and $12 million for the year ended December 31, 2009. The total pre-tax intrinsic value of stock options exercised was $8 million during 2010, $10 million during 2009 and $16 million during 2008.

At December 31, 2010, $14 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.7 years.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Summary of Restricted Stock and PSU Activity

The following table summarizes our restricted stock and PSU activity for the years ended December 31, 2010, 2009 and 2008:

	Restricted Stock	Weighted Average Grant Date Fair Value	PSUs	Weighted Average Grant Date Fair Value
Unvested balances at January 1, 2008	994,723	$37.23	181,152	$37.31
Granted	1,158,875	27.36	455,955 (1)	32.60
Vested	(164,507)	23.75	—	—
Forfeited	(104,619)	38.70	(5,139)	41.36

Unvested balances at December 31, 2008	1,884,472	$32.23	631,968	$33.87
Granted	861,919	20.79	105,641	22.77
Vested	(260,721)	34.27	—	—
Forfeited	(276,922)	32.53	(184,927)	34.37

Unvested balances at December 31, 2009	2,208,748	$27.48	552,682	$31.59
Granted(2)	1,223,921	19.80	714,328	20.31
Vested	(459,759)	39.89	(120,000)	33.19
Forfeited	(213,819)	26.87	(48,381)	27.79

Unvested balances at December 31, 2010	2,759,091	$22.00	1,098,629	$24.25

(1)	This amount includes 91,025 additional PSUs for which we determined that performance measures will more likely than not be achieved.
(2)

Restricted stock grants in 2010 primarily reflect our company wide grant issued in March 2010, which included a performance- based accelerated vesting feature based on achievement of specific levels of corporate performance, as described above.

At December 31, 2010, $38 million of total unrecognized compensation cost related to restricted stock and PSUs is expected to be recognized over a weighted-average period of 1.7 years.

12. NASDAQ OMX Stockholders’ Equity

Common Stock

At December 31, 2010, 300,000,000 shares of our common stock were authorized, 213,370,086 shares were issued and 175,782,683 shares were outstanding. The holders of common stock are entitled to one vote per share, except that our certificate of incorporation limits the ability of any person to vote in excess of 5.0% of the then-outstanding shares of NASDAQ OMX common stock. This limitation does not apply to persons exempted from this limitation by our board of directors prior to the time such person owns more than 5.0% of the then-outstanding shares of NASDAQ OMX common stock.

In 2008, we issued 60,561,515 shares of common stock to Borse Dubai and a trust for Borse Dubai’s economic benefit in connection with the OMX AB business combination. In December 2010, we purchased 22,781,000 shares of our stock from Borse Dubai. See “Share Repurchase from Borse Dubai” below for further discussion. In addition, Borse Dubai agreed to sell in a private transaction 8,000,000 shares of our stock to Nomura International plc. Nomura International plc agreed, under a forward sale agreement, to sell these 8,000,000 shares to Investor AB. As a result of the settlement of this forward sale agreement, Investor AB’s ownership in NASDAQ OMX increased to 17,004,142 shares. As of December 31, 2010, Borse Dubai and a trust

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

for Borse Dubai’s economic benefit held 29,780,515 shares of our common stock. In addition, as of December 31, 2010, SLP held 10,539,614 shares of our common stock, and subsequently sold these shares in February 2011. Investor AB purchased 1,000,000 of the shares sold by SLP and currently owns 18,004,142 shares of our common stock.

Common Stock in Treasury, at Cost

We account for the purchase of treasury stock under the cost method with the shares of stock repurchased reflected as a reduction to NASDAQ OMX stockholders’ equity and included in common stock in treasury, at cost in the Consolidated Balance Sheets. When treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired. As of December 31, 2010, we held 37,587,403 shares of common stock in treasury and held 327,722 shares as of December 31, 2009. The increase during the year ended December 31, 2010 was primarily due to our share repurchase program. See “Share Repurchase Program” below for further discussion.

Share Repurchase from Borse Dubai

In December 2010, we purchased 22,781,000 shares of common stock from Borse Dubai for $21.82 per share for an aggregate purchase price of approximately $497 million. We entered into a $400 million senior unsecured bridge facility, of which proceeds of $370 million were utilized to partially finance the purchase of common stock from Borse Dubai. See “Bridge Facility,” of Note 8, “Debt Obligations,” for further discussion. This transaction expanded, accelerated and completed the purchase of our shares pursuant to our previously announced share repurchase program. See “Share Repurchase Program” below for further discussion of our share repurchase program.

Share Repurchase Program

On March 2, 2010, we announced that our board of directors had approved a share repurchase program authorizing NASDAQ OMX to repurchase in the aggregate up to $300 million of our outstanding common stock. In July 2010, our board of directors authorized a repurchase of up to an additional $100 million of our outstanding common stock under the share repurchase program and in October 2010 authorized a repurchase of up to an additional $150 million shares bringing the total authorized amount to $550 million of our outstanding common stock. Prior to our share repurchase from Borse Dubai, discussed above, we had repurchased 15,050,647 shares of our common stock at an average price of $19.95, with an aggregate purchase price of $300 million. The share repurchase from Borse Dubai expanded, accelerated and completed this share repurchase program. The shares repurchased under the share repurchase program and from Borse Dubai are available for general corporate purposes.

Purchases by NASDAQ OMX under this program were made from time to time at prevailing market prices in open market purchases, privately-negotiated transactions, block purchase techniques or otherwise, as determined by our management. These purchases were funded from existing cash balances. The share repurchase program did not obligate us to acquire any particular amount of common stock. The timing, frequency and amount of repurchase activity depended on a variety of factors, such as levels of cash generation from operations, cash requirements for investments in our businesses, current stock price, market conditions and other factors.

Other Repurchases of Common Stock

For the year ended December 31, 2010, we repurchased 194,655 shares of our common stock in settlement of employee tax withholding obligations due upon the vesting of restricted stock.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Preferred Stock

Our certificate of incorporation authorizes the issuance of 30,000,000 shares of preferred stock, par value $0.01 per share, issuable from time to time in one or more series. At December 31, 2010, 1,600,000 shares of series A convertible preferred stock were issued and none were outstanding. At December 31, 2009, 1,600,000 shares of series A convertible preferred stock were issued and outstanding, and were classified as temporary equity in the Consolidated Balance Sheets.

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

At our annual shareholders’ meeting in May 2010, the shareholders approved the conversion of the series A convertible preferred stock into common stock. The series A convertible preferred stock automatically converted into 845,646 shares of common stock determined by dividing the initial liquidation preference amount of $16 million by $18.92, which represents the average daily volume weighted-average price, or VWAP, of NASDAQ OMX’s common stock during the 10 day period immediately preceding the date on which the results of the shareholder vote was calculated. At the time of conversion, the VWAP was subject to a floor price of 80% of the price of NASDAQ OMX’s common stock as of the initial issuance date, and a ceiling price of 120% of the price of NASDAQ OMX’s common stock as of the initial issuance date. The changes in our series A convertible preferred stock during the year ended December 31, 2010 are as follows:

Series A Convertible Preferred Stock
(in millions)
Balance as of December 31, 2009	$15
Accretion for the year ended December 31, 2010	1
Conversion into common stock	(16)

Balance as of December 31, 2010	$—

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is composed of unrealized holding gains and losses on available-for-sale securities, foreign currency translation adjustments, unrealized gains and losses on derivative financial instruments that qualify as cash flow hedges and employee benefit plan adjustments.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table outlines the components of accumulated other comprehensive loss:

	Unrealized Holding Gains(Losses) on Available-For-Sale Securities(1)	Foreign Currency Translation Adjustments(2)	Unrealized Gains(Losses) on Cash Flow Hedges(3)	Employee Benefit Plan Adjustments(4)	Accumulated Other Comprehensive Loss
Gross balance, December 31, 2009	$—	$(638)	$(9)	$(26)	$(673)
Income taxes	—	253	3	11	267

Net balance, December 31, 2009	$—	$(385)	$(6)	$(15)	$(406)

Gross balance, December 31, 2010	$(3)	$(407)	$—	$(31)	$(441)
Income taxes	1	155	—	13	169

Net balance, December 31, 2010	$(2)	$(252)	$—	$(18)	$(272)

(1)	Amount includes cumulative gains and losses on our available-for-sale investment in DFM. See Note 5, “Investments,” for further discussion.
(2)	Amounts include cumulative gains and losses on foreign currency translation adjustments from non-U.S. subsidiaries for which the functional currency is other than the U.S. dollar.
(3)

Cash flow hedges were entered into to effectively convert a portion of our floating rate debt to a fixed rate basis. We recorded an unrealized pre-tax loss in accumulated other comprehensive loss of $9 million ($6 million after tax) as of December 31, 2009 as a result of the fair value measurement of these swaps. The fair value of these swaps is included in other liabilities in the Consolidated Balance Sheet as of December 31, 2009. In January 2010, in connection with the repayment of our senior secured credit facilities in place as of December 31, 2009, we terminated our interest rate swaps and reclassified into earnings the unrealized loss of $9 million ($6 million after tax) relating to these interest rate swaps. See “Senior Secured Credit Facilities in Place as of December 31, 2009,” of Note 8, “Debt Obligations,” for further discussion.

(4)	Amounts primarily represent unrecognized net actuarial gains (losses) related to the NASDAQ OMX Benefit Plans.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

13. Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2010	2009	2008
	(in millions, except share and per share amounts)
Numerator:
Net income attributable to NASDAQ OMX	$395	$266	$314
Accretion on series A convertible preferred stock	(1)	—	—

Net income for basic earnings per share	$394	$266	$314
Interest impact of 3.75% convertible notes, net of tax	—	2	3

Net income for diluted earnings per share	$394	$268	$317

Denominator:
Weighted-average common shares outstanding for basic earnings per share(1)	202,975,623	204,698,277	190,362,605

Weighted-average effect of dilutive securities:
Employee equity awards	3,504,550	3,772,645	5,061,943
3.75% convertible notes assumed converted into common stock	34,482	6,066,985	8,281,167
Warrants	—	—	809,147

Denominator for diluted earnings per share	206,514,655	214,537,907	204,514,862

Basic and diluted earnings per share:
Basic earnings per share	$1.94	$1.30	$1.65

Diluted earnings per share	$1.91	$1.25	$1.55

(1)

For the year ended December 31, 2008, amounts include 60,561,515 shares of common stock issued to Borse Dubai and a trust for Borse Dubai’s economic benefit in conjunction with the business combination with OMX AB on a weighted-average basis from the closing date of the business combination.

For the year ended December 31, 2010, the weighted-average common shares outstanding for basic earnings per share include the weighted-average impact of our share repurchase program and our share repurchase from Borse Dubai. For the year ended December 31, 2010, we repurchased 15,050,647 shares of our common stock through our share repurchase program and 22,781,000 shares of our common stock through the share repurchase from Borse Dubai. In addition, for the year ended December 31, 2010, the weighted-average common shares outstanding for basic earnings per share include the weighted-average impact of 845,646 shares of our common stock that were issued in connection with the conversion of our series A convertible preferred stock in the second quarter of 2010. See “Share Repurchase from Borse Dubai,” “Share Repurchase Program,” and “Preferred Stock,” of Note 12, “NASDAQ OMX Stockholders’ Equity,” for further discussion.

Stock options to purchase 10,112,842 shares of common stock, 3,857,720 shares of restricted stock and PSUs, and convertible notes convertible into 34,482 shares of common stock were outstanding at December 31, 2010. For the year ended December 31, 2010, we included 4,873,543 of the outstanding stock options and 1,086,998 shares of restricted stock and PSUs in the computation of diluted earnings per share, on a weighted-average basis, as their inclusion was dilutive. The remaining stock options and shares of restricted stock and PSUs are antidilutive, and as such, they were properly excluded.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

In September 2009, most of the holders of our outstanding 3.75% convertible notes converted their remaining outstanding notes into common stock in accordance with the terms of the notes, which resulted in the issuance of an aggregate of 8,246,680 shares of our common stock. The 3.75% convertible notes were accounted for under the if-converted method, as we settled the convertible notes in shares of our common stock. For the year ended December 31, 2010, all of the shares underlying the outstanding 3.75% convertible notes were included in the computation of diluted earnings per share, on a weighted-average basis, as their inclusion was dilutive.

The 2.50% convertible senior notes are accounted for under the treasury stock method as it is our intent and policy to settle the principal amount of the notes in cash. Based on the settlement structure of the 2.50% convertible senior notes, which permits the principal amount to be settled in cash and the conversion premium to be settled in shares of our common stock or cash, we will reflect the impact of the convertible spread portion of the convertible notes in the diluted calculation using the treasury stock method. For the years ended December 31, 2010 and 2009, the conversion spread of our 2.50% convertible senior notes was out of the money, and as such, they were properly excluded from the computation of diluted earnings per share.

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

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

This hierarchy requires the use of observable market data when available.

The following table presents for each of the above hierarchy levels, our financial assets and liabilities that are measured at fair value on a recurring basis at December 31, 2010.

	Balance as of December 31, 2010	Fair Value Measurements
		(Level 1)	(Level 2)	(Level 3)
		(in millions)
Financial Assets Measured at Fair Value on a Recurring Basis
Derivative positions, at fair value(1)	$4,037	$—	$4,037	$—
Financial investments, at fair value(2)	253	253	—	—

Total	$4,290	$253	$4,037	$—

Financial Liabilities Measured at Fair Value on a Recurring Basis
Derivative positions, at fair value(1)	$4,037	$—	$4,037	$—

Total	$4,037	$—	$4,037	$—

(1)

Represents net amounts associated with our clearing operations in the derivative markets of NASDAQ OMX Commodities and NASDAQ OMX Stockholm. Receivables and payables attributable to outstanding derivative positions have been netted to the extent that such a legal offset right exists and, at the same time, if it is our intention to settle these items. See “Derivative Positions, at Fair Value” below for further discussion.

(2)

Primarily comprised of Swedish government debt securities of $220 million. These securities are classified as trading securities and $190 million are restricted assets to meet regulatory capital requirements for NASDAQ OMX Stockholm’s clearing operations. Also includes our 1% available-for-sale investment in DFM of $33 million that is classified as an available-for-sale security. See Note 5, “Investments,” for further discussion of our trading investment securities and available-for-sale investment security.

The following table presents for each of the above hierarchy levels, our financial assets and liabilities that are measured at fair value on a recurring basis at December 31, 2009:

	Balance as of December 31, 2009	Fair Value Measurements
		(Level 1)	(Level 2)	(Level 3)
		(in millions)
Financial Assets Measured at Fair Value on a Recurring Basis
Derivative positions, at fair value(1)	$2,054	$—	$2,054	$—
Financial investments, at fair value(2)	308	308	—	—

Total	$2,362	$308	$2,054	$—

Financial Liabilities Measured at Fair Value on a Recurring Basis
Derivative positions, at fair value(1)	$2,054	$—	$2,054	$—
Other liabilities(3)	10	—	10	—

Total	$2,064	$—	$2,064	$—

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

(1)

Represents net amounts associated with our clearing operations in the derivative markets of NASDAQ OMX Commodities and NASDAQ OMX Stockholm. Receivables and payables attributable to outstanding derivative positions have been netted to the extent that such a legal offset right exists and, at the same time, if it is our intention to settle these items. See “Derivative Positions, at Fair Value,” below for further discussion.

(2)

Primarily comprised of Swedish government debt securities. These securities are classified as trading securities and $183 million are restricted assets to meet regulatory capital requirements for NASDAQ OMX Stockholm’s clearing operations.

(3)

Primarily includes our interest rate swaps of $9 million included in other liabilities in the Consolidated Balance Sheets. We determine the fair value of our interest rate swap contracts using standard valuation models that are based on market-based observable inputs including forward and spot exchange rates and interest rate curves. See “Cash Flow Hedges,” of Note 15, “Derivative Financial Instruments and Hedging Activities,” for further discussion.

Open Clearing Contracts at NASDAQ OMX Commodities and NASDAQ OMX Stockholm

Derivative Positions, at Fair Value

Through our clearing operations in the derivative markets with NASDAQ OMX Commodities and NASDAQ OMX Stockholm, we are the legal counterparty for each derivative position traded and thereby guarantee the fulfillment of each contract. We also act as the counterparty for certain trades on OTC derivative contracts. The derivatives are not used by NASDAQ OMX Commodities or NASDAQ OMX Stockholm for the purpose of trading on their own behalf. As the legal counterparty of each transaction, NASDAQ OMX Commodities and NASDAQ OMX Stockholm bear the counterparty risk between the purchaser and seller in the contract. The counterparty risks are measured using models that are agreed to with the Financial Supervisory Authority of the applicable country, which requires us to provide minimum guarantees and maintain certain levels of regulatory capital.

The structure and operations of NASDAQ OMX Commodities and NASDAQ OMX Stockholm differ from other clearinghouses. NASDAQ OMX Commodities and NASDAQ OMX Stockholm are not member-owned organizations, do not maintain a guarantee fund to which members contribute and do not enforce loss sharing assessments amongst members. In addition, unlike other clearinghouses, they do not record any margin deposits and guarantee funds in the Consolidated Balance Sheets, as all risks and rewards of collateral ownership, including interest, belongs to the counterparty. Market participants must provide collateral to cover the daily margin call as needed, which is in addition to the initial collateral placed when entering into the transaction. Acceptable collateral is cash and eligible securities in a pledged bank account and/or an on-demand guarantee. All collateral is maintained at a third-party custodian bank for the benefit of the clearing members and is accessible by NASDAQ OMX in the event of default. In addition, market participants must meet certain minimum financial standards to mitigate the risk if they become unable to satisfy their obligations. For NASDAQ Commodities, trading on the contracts can take place up until the delivery period which can occur over a period of several years. For NASDAQ OMX Stockholm, following the completion of a transaction, settlement primarily takes place between parties by net cash settlement or with the exchange of securities and funds. For those transactions where there is an exchange of securities and funds, the transfer of ownership is registered and the securities are stored on the owner’s behalf.

The fair value of these derivative contracts with NASDAQ OMX Commodities and NASDAQ OMX Stockholm is reported gross in the Consolidated Balance Sheets as a receivable pertaining to the purchasing party and a payable pertaining to the selling party. Such receivables and payables attributable to outstanding derivative positions have been netted to the extent that such a legal offset right exists and, at the same time, that it is our

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

intention to settle these items. At December 31, 2010, our derivative positions, at fair value in the Consolidated Balance Sheets were $4.0 billion. See “Collateral Received for Clearing Operations, Guarantees Issued and Credit Facilities Available,” of Note 17, “Commitments, Contingencies and Guarantees,” for further discussion of our guarantees on the fulfillment of these contracts and collateral received.

The following table presents the fair value of our outstanding derivative positions at December 31, 2010 and 2009 prior to netting:

	December 31, 2010		December 31, 2009
	Asset	Liability	Asset	Liability
	(in millions)
Commodity forwards and options(1) (2)	$3,437	$3,437	$1,642	$1,642
Fixed-income options and futures(2) (3)	578	578	131	131
Stock options and futures(2) (3)	237	237	194	194
Index options and futures(2) (3)	208	208	235	235

Total	$4,460	$4,460	$2,202	$2,202

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

Resale and Repurchase Agreements, at Contract Value

Through our clearing operations in the resale and repurchase markets with NASDAQ OMX Stockholm, we are the legal counterparty for each resale and repurchase contract traded and thereby guarantee the fulfillment of each contract. We only clear these transactions once a bilateral contract between members has been entered into whereby the two members have agreed on all terms in the transaction. The resale and repurchase agreements are not used for financing purposes by NASDAQ OMX. As the legal counterparty of each transaction, NASDAQ OMX Stockholm bears the counterparty risk between the purchaser and seller in the resale and repurchase agreement.

The structure and operations for the resale and repurchase market is similar to the derivative markets for NASDAQ OMX Commodities and NASDAQ OMX Stockholm. As discussed above in “Derivative Positions, at Fair Value,” NASDAQ OMX Commodities and NASDAQ OMX Stockholm are not member-owned organizations, do not maintain a guarantee fund to which members contribute and do not enforce loss sharing assessments amongst members. In addition, unlike other clearinghouses, they do not record any margin deposits and guarantee funds in the Consolidated Balance Sheets, as all risks and rewards of collateral ownership, including interest, belongs to the counterparty. For resale and repurchase agreements, collateral is not held by NASDAQ OMX Stockholm. All resale and repurchase clearing activities are transacted under our clearing member agreements that give us the right, in the event of default, to liquidate collateral pledged between the clearing members and to offset receivables and payables with the same counterparty.

Pledged collateral, which is transferred through NASDAQ OMX Stockholm at initiation of the bilateral contract between the two clearing member counterparties, primarily consists of Swedish government debt

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

securities. Market participants must meet certain minimum financial standards to mitigate the risk if they become unable to satisfy their obligations. In the event that one of the participants cannot fulfill its obligation to deliver or receive the underlying security at the agreed upon price, NASDAQ OMX Stockholm is required to buy or sell the security in the open market to fulfill its obligation. In order to protect itself against a price movement in the value of the underlying security, or price risk, NASDAQ OMX Stockholm requires all participants to provide additional margin as needed, which is valued on a daily basis and is maintained at a third-party custodian bank for the benefit of the clearing members and is accessible by NASDAQ OMX Stockholm in the event of default.

We record resale and repurchase agreements at contract value plus interest gross in the Consolidated Balance Sheets as a receivable pertaining to the purchasing party and a payable pertaining to the selling party. Such receivables and liabilities attributable to outstanding resale and repurchase agreements have been netted to the extent that such a legal offset right exists and, at the same time, that it is our intention to settle these items. At December 31, 2010, our resale and repurchase agreements, at contract value in the Consolidated Balance Sheets was $3.4 billion. The resale and repurchase agreements are recorded at their contractual amounts plus interest which approximates fair value, as the fair value of these items are not materially sensitive to shifts in market interest rates because of the short-term nature of these instruments and/or variable interest rates or to credit risk because the resale and repurchase agreements are fully collateralized. The resale and repurchase agreements generally mature in less than 30 days. See “Collateral Received for Clearing Operations, Guarantees Issued and Credit Facilities Available,” of Note 17, “Commitments, Contingencies and Guarantees,” for further discussion of our guarantees on the fulfillment of these contracts and collateral received.

Financial Instruments Not Measured at Fair Value on a Recurring Basis

Some of our financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature. Such financial assets and financial liabilities include: cash and cash equivalents, restricted cash, receivables, net, certain other current assets, non-current restricted cash, accounts payable and accrued expenses, Section 31 fees payable to SEC, accrued personnel costs, and certain other current liabilities.

We also consider our debt obligations to be financial instruments. The fair value of our debt obligations was estimated using discounted cash flow analyses based on our assumed incremental borrowing rates for similar types of borrowing arrangements and a Black-Scholes valuation technique that is utilized to calculate the convertible option value for the 3.75% convertible notes and the 2.50% convertible senior notes. At December 31, 2010, the carrying value of our debt obligations, before the $40 million unamortized debt discount on the 2.50% convertible senior notes, was approximately $17 million less than fair value. The difference primarily relates to an increase in the fair value of the 2.50% convertible senior notes as a result of changes in current market interest rates during the period, partially offset by a decrease in fair value on the 2.50% convertible senior notes due to the convertible option feature which is equivalent to a conversion price of approximately $55.13 as compared to the closing price of $23.73 at December 31, 2010. At December 31, 2009, the carrying value of our debt obligations, before the $54 million unamortized debt discount on the 2.50% convertible senior notes, was approximately $20 million more than fair value, primarily due to a decrease in fair value on the 2.50% convertible senior notes due to the convertible option feature which is equivalent to a conversion price of approximately $55.13 as compared to the closing price of $19.82 at December 31, 2009. For further discussion of our debt obligations, see Note 8, “Debt Obligations.”

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

NASDAQ OMX may use these derivative financial instruments to manage exposure to various market risks, primarily foreign currency exchange rate fluctuations and changes in interest rates on our variable rate debt. Such instruments are an integral component of our market risk and related asset/liability management strategy and processes.

Fair Value Hedges

Depending on market conditions, we may use foreign currency future, forward and option contracts to limit our exposure to foreign currency exchange rate fluctuations on contracted revenue streams (hedged item) relating to our Market Technology sales. When the contracted revenue streams meet the definition of a firm commitment, these derivative contracts may be designated as fair value hedges if the applicable hedge criteria are met. Changes in fair value on the derivatives and the related hedged items are recognized in the Consolidated Statements of Income. As of December 31, 2010 and 2009, there were no outstanding fair value hedges.

Cash Flow Hedges

In the third quarter of 2008, we entered into interest rate swap agreements that effectively converted $200 million of our senior secured credit facilities in place as of December 31, 2009, which was floating rate debt, to a fixed rate basis through August 2011, thus reducing the impact of interest rate changes on future interest expense. As of December 31, 2009, these interest rate swaps were in a net liability position of $9 million and were recorded in other liabilities in the Consolidated Balance Sheets. In the first quarter of 2010, in connection with the repayment of our senior secured credit facilities in place as of December 31, 2009, we terminated our interest rate swaps and reclassified into earnings the unrealized loss of $9 million which was included in accumulated other comprehensive loss in the Consolidated Balance Sheets at December 31, 2009. This loss is included in general, administrative and other expense in the Consolidated Statements of Income for the year ended December 31, 2010. See “Senior Unsecured Notes, Credit Facility and Repayment of Our Senior Secured Credit Facilities in Place as of December 31, 2009,” of Note 8, “Debt Obligations,” for further discussion.

All derivative contracts used to manage interest rate risk are measured at fair value and are recorded in assets or liabilities as appropriate with the offset in accumulated other comprehensive loss within NASDAQ OMX stockholders’ equity in the Consolidated Balance Sheets. Any ineffectiveness would impact earnings through interest expense. There was no material ineffectiveness recorded in earnings for the years ended December 31, 2010, 2009 and 2008. As of December 31, 2010, there were no outstanding cash flow hedges.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Net Investment Hedges

Net assets of our foreign subsidiaries are exposed to volatility in foreign currency exchange rates. We may utilize net investment hedges to offset the translation adjustment arising from remeasuring our investment in foreign subsidiaries. As of December 31, 2010 and 2009, there were no outstanding net investment hedges.

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

We did not enter into any material economic hedges that did not qualify or were not designated for hedge accounting during the years ended December 31, 2010 and 2009.

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

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

In the first quarter of 2008, we entered into forward contracts to hedge the SEK cash payment made in connection with the business combination with OMX AB. We recorded a gain of $34 million upon the closing of the business acquisition in the first quarter of 2008 relating to the cash payments for the SEK forward contracts.

Also in the first quarter of 2008, we entered into a forward contract to hedge the NOK cash payment for the Nord Pool transaction of approximately $320 million. We entered into a forward contract to buy NOK and sell U.S. dollars at an exchange rate of 5.2129. Upon the closing of the Nord Pool transaction on October 21, 2008, we closed out the NOK forward contract, resulting in a realized loss of approximately $72 million.

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

(2)	On January 7, 2008, we purchased a new contract for $13 million, which expired out-of-the-money in February 2008 and we recorded a loss for the purchase amount of $13 million.

As shown in the above two tables, for the year ended December 31, 2008, we recognized a loss of $7 million related to option contracts and also recognized a loss of $51 million related to forward contracts for a total loss of $58 million.

As of December 31, 2010, the fair value amounts of our derivative instruments was immaterial. The following table presents the fair value amounts and balance sheet location of our derivative instruments prior to netting as of December 31, 2009.

	December 31, 2009 Fair Value
	Asset	Liability
	(in millions)
Derivatives Designated as Hedging Instruments
Cash flow hedges
Interest rate swaps	$—	$9	(1)

Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	—	1	(2)

Total derivatives not designated as hedging instruments	—	1

Total derivatives	$—	$10

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

(1)	Included in other liabilities in the Consolidated Balance Sheets.
(2)	Included in other current liabilities in the Consolidated Balance Sheets.

16. Leases

We lease office space and equipment under non-cancelable operating leases with third parties. Some of our leases contain renewal options and escalation clauses based on increases in property taxes and building operating costs.

As of December 31, 2010, future minimum lease payments under non-cancelable operating leases (net of sublease income) are as follows:

	Gross Lease Commitments	Sublease Income	Net Lease Commitments
	(in millions)
Year ending December 31:
2011	$88	$7	$81
2012	78	6	72
2013	71	6	65
2014	68	6	62
2015	50	4	46
Thereafter	203	14	189

Total future minimum lease payments	$558	$43	$515

Rent expense for operating leases (net of sublease income of $5 million in 2010, $3 million in 2009 and $7 million in 2008) was $78 million in 2010, $72 million in 2009 and $57 million in 2008.

17. Commitments, Contingencies and Guarantees

Collateral Received for Clearing Operations, Guarantees Issued and Credit Facilities Available

Collateral Received for Clearing Operations

Through our clearing operations in the derivative markets with NASDAQ OMX Commodities, NASDAQ OMX Stockholm and IDCG, as well as riskless principal trading at NOCC and the resale and repurchase market with NASDAQ OMX Stockholm, we are the legal counterparty for each position traded and thereby guarantee the fulfillment of each contract. The derivatives are not used by the above entities for the purpose of trading on their own behalf and the resale and repurchase agreements are not used for financing purposes by NASDAQ OMX Stockholm. The structure and operations of NASDAQ OMX Commodities and NASDAQ OMX Stockholm differ from other clearinghouses. See “Derivative Positions, at Fair Value,” and “Resale and Repurchase Agreements, at Contract Value,” of Note 14, “Fair Value of Financial Investments,” for further discussion.

We require market participants at NASDAQ OMX Commodities and NASDAQ OMX Stockholm to provide collateral and meet certain minimum financial standards to mitigate the risk if they become unable to satisfy their obligations. Total customer pledged collateral with NASDAQ OMX Commodities and NASDAQ OMX Stockholm was $8.7 billion at December 31, 2010 and $6.1 billion at December 31, 2009. This pledged collateral is held by a third-party custodian bank for the benefit of the clearing members and is accessible by

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

NASDAQ OMX in the event of default. NASDAQ OMX Commodities and NASDAQ OMX Stockholm does not receive any interest on these funds as the risks and rewards of collateral ownership, including interest, belongs to the counterparty.

We also require market participants at IDCG and NOCC to meet certain minimum financial standards to mitigate the risk if they become unable to satisfy their obligations and to provide collateral to cover the daily margin call as needed. Customer pledged cash collateral held by IDCG and NOCC, which was $15 million at December 31, 2010, is included in restricted cash with an offsetting liability included in other current liabilities in the Consolidated Balance Sheets, as the risks and rewards of collateral ownership, including interest income, belongs to IDCG and NOCC. Clearing member pledged cash collateral, included in IDCG’s guaranty fund, was $8 million at December 31, 2010. This cash is included in non-current restricted cash with an offsetting liability included in other liabilities in the Consolidated Balance Sheets, as the risks and rewards of collateral ownership, including interest income, belongs to IDCG.

Guarantees Issued and Credit Facilities Available

In addition to the collateral pledged by market participants discussed above, we have obtained financial guarantees and credit facilities which are guaranteed by us through counter indemnities, to provide further liquidity and default protection related to our clearing businesses. At December 31, 2010, financial guarantees issued to us totaled $5 million. Credit facilities, which are available in multiple currencies, primarily Swedish Krona and U.S. dollar, totaled $440 million ($196 million in available liquidity and $244 million to satisfy regulatory requirements), none of which was utilized at December 31, 2010. At December 31, 2009, these facilities totaled $417 million ($185 million in available liquidity and $232 million to satisfy regulatory requirements), none of which was utilized.

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

Other Guarantees

We have provided other guarantees as of December 31, 2010 of $18 million, primarily related to obligations for our rental and leasing contracts. In addition, for certain Market Technology contracts, we have provided performance guarantees of $6 million related to the delivery of software technology and support services. We have received financial guarantees from various financial institutions to support the above guarantees. At December 31, 2009, the total of these guarantees was $35 million.

We have also provided a $25 million guarantee to our wholly-owned subsidiary NOCC to cover losses associated with customer defaults, net of any collateral posted against such losses.

We believe that the potential for us to be required to make payments under these arrangements is unlikely. Accordingly, no contingent liability is recorded in the Consolidated Balance Sheets for the above guarantees.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Escrow Agreements

In connection with our acquisitions of FTEN and SMARTS, we entered into escrow agreements to secure the payments of post-closing adjustments and other closing conditions. At December 31, 2010, these escrow agreements provide for future payments of $3 million in 2011 and $22 million in 2012.

Brokerage Activities

Nasdaq Execution Services and NASDAQ Options Services provide guarantees to securities clearinghouses and exchanges under their standard membership agreements, which require members to guarantee the performance of other members. If a member becomes unable to satisfy its obligations to a clearinghouses or exchange, other members would be required to meet its shortfalls. To mitigate these performance risks, the exchanges and clearinghouses often require members to post collateral as well as meet certain minimum financial standards. Nasdaq Execution Services’ and NASDAQ Options Services’ maximum potential liability under these arrangements cannot be quantified. However, we believe that the potential for Nasdaq Execution Services and NASDAQ Options Services to be required to make payments under these arrangements is unlikely. Accordingly, no contingent liability is recorded in the Consolidated Balance Sheets for these arrangements.

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

Our Market Services segment includes our U.S. and European Transaction Services businesses and our Market Data business, which are interrelated because the Transaction Services businesses generate the quote and trade information that we sell to market participants and data distributors. Market Services also includes our Broker Services business, which offers technology and customized securities administration solutions to financial participants in the Nordic markets.

Our Issuer Services segment includes our Global Listing Services and Global Index Group businesses. The companies listed on The NASDAQ Stock Market, our Nordic and Baltic exchanges and NASDAQ OMX First North represent a diverse array of industries. This diversity of companies listed on NASDAQ OMX markets allows us to develop and license NASDAQ OMX branded indexes, associated derivatives and financial products as part of our Global Index Group. The Global Listing Services business also includes our Corporate Solutions business, which generates revenues through our shareholder, directors, newswire and other services.

Our Market Technology segment delivers technology and services to marketplaces, brokers and regulators throughout the world. Market Technology provides technology solutions for trading, clearing, settlement, and information dissemination, and also offers facility management integration, surveillance solutions and advisory services.

Our management allocates resources, assesses performance and manages these businesses as three separate segments. We evaluate the performance of our segments based on several factors, of which the primary financial

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

measure is income before income taxes. Results of individual businesses are presented based on our management accounting practices and our management structure. Certain amounts are allocated to corporate items in our management reports based on the decision that those activities should not be used to evaluate the segment’s operating performance. These amounts include, but are not limited to, amounts related to mergers, strategic initiatives and financing activities. See below for further discussion.

The following table presents certain information regarding these operating segments for the years ended December 31, 2010, 2009 and 2008.

	Market Services	Issuer Services	Market Technology	Corporate Items and Eliminations		Consolidated
	(in millions)
2010
Total revenues	$2,700	$344	$152	$1		$3,197
Cost of revenues	(1,675)	—	—	—		(1,675)

Revenues less transaction rebates, brokerage, clearance and exchange fees	1,025	344	152	1		1,522

Depreciation and amortization	77	17	5	4		103
Net interest expense	63	21	9	—		93
Income (loss) before income taxes	450	119	11	(54	)(2)	526
Total assets(1)	14,331	714	415	747		16,207
Purchases of property and equipment	29	4	7	2		42

2009
Total revenues	$2,934	$330	$145	$2		$3,411
Cost of revenues	(1,958)	—	—	—		(1,958)

Revenues less transaction rebates, brokerage, clearance and exchange fees	976	330	145	2		1,453

Depreciation and amortization	84	11	6	3		104
Net interest expense	59	20	9	1		89
Income (loss) before income taxes	408	110	14	(141	)(3)	391
Total assets(1)	8,453	692	260	1,317		10,722
Purchases of property and equipment	46	4	9	—		59

2008
Total revenues	$3,176	$343	$119	$12		$3,650
Cost of revenues	(2,190)	—	—	—		(2,190)

Revenues less transaction rebates, brokerage, clearance and exchange fees	986	343	119	12		1,460

Depreciation and amortization	63	14	10	6		93
Net interest expense	43	14	5	—		62
Income (loss) before income taxes	496	77	(22)	(38	)(4)	513
Total assets(1)	10,412	698	259	1,383		12,752
Purchases of property and equipment	31	10	13	1		55

(1)

Total assets increased $5.5 billion at December 31, 2010 as compared to December 31, 2009 primarily due to an increase in open clearing contracts reflecting increases in derivative positions, at fair value as well as

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

increases in resale agreements, at contract value within our Market Services segment. The increase in derivative positions, at fair value primarily reflects increased activity and higher price levels on derivative positions in the energy market. The increase for resale agreements, at contract value reflects our new clearing business launched in 2010. Total assets decreased $2.0 billion at December 31, 2009 as compared to December 31, 2008 primarily due to a decrease in our derivative positions, at fair value held within our Market Services segment. The decrease was primarily due to the high volatility in market prices that existed at December 31, 2008 due to the global financial and economic crisis, which created large unrealized positions. As of December 31, 2009, the global economic market had shown signs of recovery from 2008 levels and the outstanding positions that contributed to the large unrealized positions as of December 31, 2008 either expired or were settled.

(2)	The 2010 corporate items and eliminations primarily include:

•

charges of $40 million related to the repayment of our senior secured credit facilities in place as of December 31, 2009. See “Senior Unsecured Notes, Credit Facility and Repayment of Our Senior Secured Credit Facilities in Place as of December 31, 2009,” of Note 8, “Debt Obligations,” for further discussion; and

•	$11 million related to loss on divestiture of businesses as a result of our decision to close the businesses of both NEURO ($6 million) and Agora-X ($5 million).

(3)	The 2009 corporate items and eliminations primarily include:

•

loss from unconsolidated investees, net of $107 million which is mainly comprised of $87 million related to impairment charges recorded on our equity method investments in NASDAQ Dubai ($82 million) and Agora-X ($5 million) and a loss of $19 million on the sale of our 25.25% share capital in Orc. See “Investment in NASDAQ Dubai,” and “Impairment of Agora-X,” as well as “Investment in Orc Software,” of Note 5, “Investments,” for further discussion;

•

debt conversion expense of $25 million related to an inducement for the conversion of our 3.75% convertible notes. See “3.75% Convertible Notes,” of Note 8, “Debt Obligations,” for further discussion; and

•

loss of $5 million on the sale of an available-for-sale investment security in Oslo, which was acquired as part of our business combination with OMX AB. See “Investment in Oslo,” of Note 5, “Investments” for further discussion.

(4)	The 2008 corporate items and eliminations primarily include:

•

a net loss on foreign currency contracts of $45 million, primarily related to our Nord Pool transaction ($72 million), partially offset by a $27 million gain related to our business combination with OMX AB. See Note 15, “Derivative Financial Instruments and Hedging Activities,” for further discussion;

•	income from unconsolidated investees, net of $27 million, primarily related to our gain on the non-monetary contribution of the Nasdaq trade name to obtain an equity interest in NASDAQ Dubai; and

•	an other-than-temporary impairment on a long-term available-for-sale investment security of $35 million. See “Investment in Oslo” of Note 5, “Investments,” for further discussion.

For further discussion of our segments’ results, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Segment Operating Results.”

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Geographic Data

The following table presents revenues and property and equipment, net by geographic area for 2010, 2009 and 2008. Revenues are classified based upon the location of the customer. Property and equipment information is based on the physical location of the assets.

	Total Revenues	Property and Equipment, Net
	(in millions)
2010:
United States	$2,564	$99
All other countries	633	65

Total	$3,197	$164

2009:
United States	$2,744	$102
All other countries	667	62

Total	$3,411	$164

2008:
United States	$3,093	$109
All other countries	557	74

Total	$3,650	$183

No single customer accounted for 10.0% or more of our revenues in 2010, 2009 and 2008.

Schedule II—Valuation and Qualifying Accounts

Three Years Ended December 31, 2010

(in millions)

	Reserve for Bad Debts
	2010	2009	2008
Balance at beginning of period	$3	$9	$3
Additions:
Charges to income	5	1	4
Recoveries of amounts previously written-off	1	2	1
Acquisitions(1)	—	—	3
Deductions:
Charges for which reserves were provided	(6)	(9)	(2)

Balance at end of period	$3	$3	$9

(1)	Relates to the business combination with OMX AB and the acquisition of PHLX in 2008.

1

Exhibit Index

Exhibit Number
3.1	Restated Certificate of Incorporation of NASDAQ OMX (incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed on August 7, 2009).

3.1.1	Certificate of Designation of Series A Convertible Preferred Stock of NASDAQ OMX (incorporated herein by reference to Exhibit 3.1.8 to the Current Report on Form 8-K filed on October 6, 2009).

3.2	By-Laws of NASDAQ OMX (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on April 22, 2010).

4.1	Form of Common Stock certificate (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form 10 filed on April 30, 2001).

4.2	Amended and Restated Securityholders Agreement, dated as of April 22, 2005, among Norway Acquisition SPV, LLC, Hellman & Friedman Capital Partners IV, L.P., H&F Executive Fund IV, L.P., H&F International Partners IV-A, L.P., and H&F International Partners IV-B, L.P., Silver Lake Partners TSA, L.P., Silver Lake Investors, L.P., VAB Investors, LLC and Integral Capital Partners VI, L.P. (incorporated herein by reference to Exhibit 4.5 to the Current Report on Form 8-K filed on April 28, 2005).

4.3	Registration Rights Agreement, dated as of April 22, 2005, among Nasdaq, Hellman & Friedman Capital Partners IV, L.P., H&F Executive Fund IV, L.P., H&F International Partners IV-A, L.P., and H&F International Partners IV-B, L.P., Silver Lake Partners TSA, L.P., Silver Lake Investors, L.P., VAB Investors, LLC and Integral Capital Partners VI, L.P. (incorporated herein by reference to Exhibit 4.4 to the Current Report on Form 8-K filed on April 28, 2005).

4.4	Indenture, dated as February 26, 2008, between Nasdaq and The Bank of New York (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 3, 2008)

4.5	Form of 2.50% Convertible Senior Note due 2013 (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on March 3, 2008).

4.6	Registration Rights Agreement, dated February 26, 2008, among The NASDAQ OMX Group, Inc., J.P. Morgan Securities Inc. and Banc of America Securities LLC (incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on March 3, 2008).

4.7	The NASDAQ OMX Group Inc.’s Stockholders’ Agreement, dated as of February 27, 2008, between The NASDAQ OMX Group, Inc. and Borse Dubai Limited (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 3, 2008).

4.7.1	First Amendment to The NASDAQ OMX Group Inc.’s Stockholders’ Agreement, dated as of February 19, 2009, between The NASDAQ OMX Group, Inc. and Borse Dubai Limited (incorporated herein by reference to Exhibit 4.10.1 to the Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 26, 2009).

4.8	Registration Rights Agreement, dated as of February 27, 2008, among The NASDAQ OMX Group, Inc., Borse Dubai Limited and Borse Dubai Nasdaq Share Trust (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on March 3, 2008).

4.8.1	First Amendment to Registration Rights Agreement, dated as of February 19, 2009, among The NASDAQ OMX Group, Inc., Borse Dubai Limited and Borse Dubai Nasdaq Share Trust (incorporated herein by reference to Exhibit 4.11.1 to the Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 26, 2009).

Exhibit Number
4.9	Indenture, dated as of January 15, 2010, between NASDAQ OMX and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on January 19, 2010).

4.10	Supplemental Indenture, dated as of January 15, 2010, among NASDAQ OMX and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on January 19, 2010).

4.11	Supplemental Indenture, dated as of December 17, 2010, among NASDAQ OMX and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on December 21, 2010).

4.12	NASDAQ Stockholders’ Agreement, dated as of December 16, 2010, between The NASDAQ OMX Group, Inc. and Investor AB.

10.1	Amended and Restated Board Compensation Policy, approved as of July 27, 2010 (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed on August 4, 2010).*

10.2	The NASDAQ OMX Group, Inc. 2010 Executive Corporate Incentive Plan, effective as of January 1, 2010 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed on August 4, 2010).*

10.3	Form of NASDAQ OMX Non-Qualified Stock Option Award Certificate.*

10.4	Form of NASDAQ OMX Restricted Stock Unit Award Certificate (employees).*

10.5	Form of NASDAQ OMX Restricted Stock Unit Agreement (directors) (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed on August 7, 2009).*

10.6	Form of NASDAQ OMX Performance Share Unit Agreement.*

10.7	Amended and Restated Supplemental Executive Retirement Plan, dated as of December 17, 2008 (incorporated herein by reference to Exhibit 10.6 to the Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 26, 2009).*

10.7.1	Amendment No. 1 to Amended and Restated Supplemental Executive Retirement Plan, effective as of December 31, 2008 (incorporated herein by reference to Exhibit 10.6.1 to the Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 26, 2009).*

10.8	The NASDAQ OMX Group, Inc. Supplemental Employer Retirement Contribution Plan, dated as of December 17, 2008 (incorporated herein by reference to Exhibit 10.7 to the Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 26, 2009).*

10.9	Employment Agreement by and between Nasdaq and Robert Greifeld, effective as of January 1, 2007 (incorporated herein by reference to Exhibit 10.5 to the Annual Report on Form 10-K filed on February 28, 2007).*

10.9.1	Amendment to Employment Agreement by and between NASDAQ OMX and Robert Greifeld, effective as of December 31, 2008 (incorporated herein by reference to Exhibit 10.8.1 to the Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 26, 2009).*

10.10	Nonqualified Stock Option Agreement between Nasdaq and Robert Greifeld reflecting December 13, 2006 grant (incorporated herein by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the year ended December 31, 2007 filed on February 25, 2008).*

Exhibit Number
10.11	Nonqualified Stock Option Agreement between NASDAQ OMX and Robert Greifeld reflecting June 30, 2009 grant (incorporated herein by reference to Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 18, 2010).*

10.12	2007 Performance Share Unit Agreement between Nasdaq and Robert Greifeld (incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 2007 filed on February 25, 2008).*

10.13	2008 Performance Share Unit Agreement between Nasdaq and Robert Greifeld (incorporated herein by reference to Exhibit 10.15 to the Annual Report on Form 10-K for the year ended December 31, 2007 filed on February 25, 2008).*

10.14	2009 Performance Share Unit Agreement between NASDAQ OMX and Robert Greifeld (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed on August 7, 2009).*

10.15	2010 Performance Share Unit Agreement between NASDAQ OMX and Robert Greifeld (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed on November 3, 2010).*

10.16	Form of Amended and Restated Letter Agreement, effective as of December 31, 2008, between NASDAQ OMX and Certain Executive Officers (incorporated herein by reference to Exhibit 10.12 to the Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 26, 2009).*

10.17	Employment Agreement between Nasdaq and Edward Knight, effective as of December 29, 2000 Nasdaq (incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 31, 2003).*

10.17.1	First Amendment to Employment Agreement between Nasdaq and Edward Knight, effective February 1, 2002 Nasdaq (incorporated herein by reference to Exhibit 10.14.1 to the Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 31, 2003).*

10.17.2	Second Amendment to Employment Agreement between NASDAQ OMX and Edward Knight, effective as of December 31, 2008 (incorporated herein by reference to Exhibit 10.13.2 to the Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 26, 2009).*

10.18	Amendment to Nonqualified Stock Option Agreements, effective as of October 21, 2009, between NASDAQ OMX and David P. Warren (incorporated herein by reference to Exhibit 10.17 to the Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 18, 2010).*

10.19	Employment Agreement, dated as of June 24, 2008, between OMX AB and Hans-Ole Jochumsen (incorporated herein by reference to Exhibit 10.18 to the Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 18, 2010).*

10.20	Credit Agreement, dated as of January 15, 2010, among NASDAQ OMX, the Lenders party thereto, Bank of America, N.A., as administrative agent, Nordea Bank AB (publ.) and Skandinaviska Enskilda Banken AB (publ.), as Nordic Lead Arrangers and Joint Bookrunning Managers, Banc of America Securities LLC and J.P. Morgan Securities Inc., as U.S. Lead Arrangers and Joint Bookrunning Managers and J.P. Morgan Chase Bank, N.A., Nordea Bank AB (publ.) and Skandinaviska Enskilda Banken AB (publ.) as documentation agents (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on January 19, 2010).

Exhibit Number
10.21	Credit Agreement, dated as of December 17, 2010, among NASDAQ OMX, the Lenders party thereto, J.P. Morgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Securities LLC, as Sole Lead Arranger and Sole Lead Bookrunning Manager.

11	Statement regarding computation of per share earnings (incorporated herein by reference from Note 13 to the consolidated financial statements under Part II, Item 9 of this Form 10-K).

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	List of all subsidiaries.

23.1	Consent of Ernst & Young.

24.1	Powers of Attorney.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Management contract or compensatory plan or arrangement.

**	The following materials from The NASDAQ OMX Group, Inc. Annual Report on Form 10-K for the year ended December 31, 2010, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008; (ii) Consolidated Balance Sheets at December 31, 2010 and December 31, 2009; (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2010, 2009 and 2008; (iv) Consolidated Statements of Changes in Equity for the years ended December 31, 2010, 2009 and 2008: (v) Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008; and (vi) notes to consolidated financial statements, tagged as block of text. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(b)	Exhibits:

See Item 15(a)(3) above.

(c)	Financial Statement Schedules:

See Item 15(a)(2) above.

E-4