Form 10-Q
period 2011-03-31
NASDAQ OMX GROUP, INC.
filed 2011-05-05
CIK 1120193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2011
Common Stock, $.01 par value per share	176,674,674 shares

The NASDAQ OMX Group, Inc.

Form 10-Q

For the Quarterly Period Ended March 31, 2011

i

About This Form 10-Q

Throughout this Form 10-Q, unless otherwise specified:

•	“NASDAQ OMX,” “we,” “us” and “our” refer to The NASDAQ OMX Group, Inc.

•	“The NASDAQ Stock Market” and “NASDAQ” refer to the registered national securities exchange operated by The NASDAQ Stock Market LLC.

•	“OMX AB” refers to OMX AB (publ), as that entity operated prior to the business combination with Nasdaq.

•	“Nasdaq” refers to The Nasdaq Stock Market, Inc., as that entity operated prior to the business combination with OMX AB.

•	“NASDAQ OMX Nordic” refers to collectively, NASDAQ OMX Stockholm, NASDAQ OMX Copenhagen, NASDAQ OMX Helsinki and NASDAQ OMX Iceland.

•	“NASDAQ OMX Baltic” refers to collectively, NASDAQ OMX Tallinn, NASDAQ OMX Riga and NASDAQ OMX Vilnius.

•	“FINRA” refers to the Financial Industry Regulatory Authority.

•	“SEK” or “Swedish Krona” refers to the lawful currency of Sweden.

•	“NOK” or “Norwegian Krone” refers to the lawful currency of Norway.

This Quarterly Report on Form 10-Q includes market share and industry data that we obtained from industry publications and surveys, reports of governmental agencies and internal company surveys. Industry publications and surveys generally state that the information they contain has been obtained from sources believed to be reliable, but we cannot assure you that this information is accurate or complete. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Statements as to our market position are based on the most currently available market data. For market comparison purposes, The NASDAQ Stock Market data in this Quarterly Report on Form 10-Q for initial public offerings, or IPOs, is based on data generated internally by us, which includes best efforts underwritings and closed-end funds; therefore, the data may not be comparable to other publicly-available IPO data. Data in this Quarterly Report on Form 10-Q for new listings of equity securities on The NASDAQ Stock Market is based on data generated internally by us, which includes best efforts underwritings, issuers that switched from other listing venues, closed-end funds and exchange traded funds, or ETFs. Data in this Quarterly Report on Form 10-Q for IPOs and new listings of equities securities on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic also is based on data generated internally by us. IPOs and new listings data is presented as of period end. While we are not aware of any misstatements regarding industry data presented herein, our estimates involve risks and uncertainties and are subject to change based on various factors. We refer you to the “Risk Factors” section in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 that was filed with the U.S. Securities and Exchange Commission, or SEC, on February 24, 2011.

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

•

uncertainties related to our joint proposal with IntercontinentalExchange, Inc. to acquire NYSE Euronext, including our ability to enter into an agreement with NYSE Euronext and the terms of such agreement, as well as our ability and timing to obtain regulatory approvals for such acquisition and to consummate such acquisition;

•

our ability to successfully integrate acquired businesses, including the fact that such integration may be more difficult, time consuming or costly than expected, and our ability to realize synergies from business combinations and acquisitions;

•	the significant increase in our level of indebtedness if we are successful in our joint acquisition of NYSE Euronext;

•

covenants in our credit facilities, indentures and other agreements governing our indebtedness which may restrict the operation of our business, including the covenants in any new credit facilities or other financing agreements we would enter into in connection with an acquisition of NYSE Euronext; and

•	adverse changes that may occur in the securities markets generally.

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the uncertainty and any risk related to forward-looking statements that we make. These risk factors are discussed under the caption “Part II. Item 1A. Risk Factors,” in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and more fully described in the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 that was filed with the SEC on February 24, 2011. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. You should carefully read this entire Form 10-Q, including “Part 1. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the condensed consolidated financial statements and the related notes. Except as required by the federal securities laws, we undertake no obligation to update any forward-looking statement, release publicly any revisions to any forward-looking statements or report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

The NASDAQ OMX Group, Inc.

PART 1—FINANCIAL INFORMATION

Item  1. Financial Statements.

The NASDAQ OMX Group, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(in millions, except per share amounts)

	Three Months Ended March 31,
	2011	2010
Revenues
Market Services	$683	$652
Issuer Services	91	84
Market Technology	43	34
Other	—	1

Total revenues	817	771

Cost of revenues
Transaction rebates	(309)	(327)
Brokerage, clearance and exchange fees	(93)	(84)

Total cost of revenues	(402)	(411)

Revenues less transaction rebates, brokerage, clearance and exchange fees	415	360

Operating Expenses
Compensation and benefits	112	98
Marketing and advertising	5	4
Depreciation and amortization	27	25
Professional and contract services	21	19
Computer operations and data communications	17	16
Occupancy	23	22
Regulatory	9	9
Merger and strategic initiatives	5	—
General, administrative and other	15	55

Total operating expenses	234	248

Operating income	181	112
Interest income	2	2
Interest expense	(30)	(25)
Dividend and investment income	(1)	—

Income before income taxes	152	89
Income tax provision	49	29

Net income	103	60
Net loss attributable to noncontrolling interests	1	1

Net income attributable to NASDAQ OMX	$104	$61

Basic and diluted earnings per share:
Basic earnings per share	$0.59	$0.29

Diluted earnings per share	$0.57	$0.28

See accompanying notes to condensed consolidated financial statements.

The NASDAQ OMX Group, Inc.

Condensed Consolidated Balance Sheets

(in millions, except share and par value amounts)

	March 31, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$439	$315
Restricted cash	60	60
Financial investments, at fair value	283	253
Receivables, net	327	298
Deferred tax assets	8	13
Open clearing contracts:
Derivative positions, at fair value	2,295	4,037
Resale agreements, at contract value	6,655	3,441
Other current assets	108	93

Total current assets	10,175	8,510
Non-current restricted cash	105	105
Property and equipment, net	166	164
Non-current deferred tax assets	358	433
Goodwill	5,339	5,127
Intangible assets, net	1,773	1,719
Other assets	149	149

Total assets	$18,065	$16,207

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$151	$142
Section 31 fees payable to SEC	70	82
Accrued personnel costs	71	122
Deferred revenue	237	122
Other current liabilities	149	119
Deferred tax liabilities	27	26
Open clearing contracts:
Derivative positions, at fair value	2,295	4,037
Repurchase agreements, at contract value	6,655	3,441
Current portion of debt obligations	140	140

Total current liabilities	9,795	8,231
Debt obligations	2,150	2,181
Non-current deferred tax liabilities	716	698
Non-current deferred revenue	172	170
Other liabilities	195	198

Total liabilities	13,028	11,478

Commitments and contingencies

Equity
NASDAQ OMX stockholders’ equity:
Common stock, $0.01 par value, 300,000,000 shares authorized, shares issued: 213,377,707 at March 31, 2011 and 213,370,086 at December 31, 2010; shares outstanding: 176,300,916 at March 31, 2011 and 175,782,683 at December 31, 2010	2	2
Preferred stock, 30,000,000 shares authorized, series A convertible preferred stock: shares issued: 1,600,000 at March 31, 2011 and December 31, 2010; shares outstanding: none at March 31, 2011 and December 31, 2010	—	—
Additional paid-in capital	3,784	3,780
Common stock in treasury, at cost: 37,076,791 shares at March 31, 2011 and 37,587,403 shares at December 31, 2010	(786)	(796)
Accumulated other comprehensive loss	(82)	(272)
Retained earnings	2,108	2,004

Total NASDAQ OMX stockholders’ equity	5,026	4,718
Noncontrolling interests	11	11

Total equity	5,037	4,729

Total liabilities and equity	$18,065	$16,207

See accompanying notes to condensed consolidated financial statements.

The NASDAQ OMX Group, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(in millions)

	Three Months Ended March 31,
	2011	2010
Net income	$103	$60
Other comprehensive income (loss):
Net unrealized holding losses on available-for-sale security:
Unrealized holding losses arising during the period	(4)	—
Income tax benefit	2	—

Total	(2)	—

Foreign currency translation gains (losses):
Net foreign currency translation gains (losses)	276	(56)
Income tax (expense) benefit	(84)	18

Total	192	(38)

Unrealized losses on cash flow hedges:
Reclassification adjustment for loss realized in net income on cash flow hedges	—	9
Income tax benefit recognized in net income during the period	—	(3)

Total	—	6

Total other comprehensive income (loss), net of tax	190	(32)

Comprehensive income	293	28

Comprehensive loss attributable to noncontrolling interests	1	1

Comprehensive income attributable to NASDAQ OMX	$294	$29

See accompanying notes to condensed consolidated financial statements.

The NASDAQ OMX Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in millions)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities
Net income	$103	$60
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	27	25
Share-based compensation	7	8
Excess tax benefits related to share-based compensation	(3)	(1)
Provision for bad debts	1	1
Charges related to debt refinancing	—	37
Deferred taxes, net	(11)	(9)
Asset retirements	—	3
Accretion of debt discounts	4	4
Amortization of debt issuance costs	2	1
Other non-cash items included in net income	—	1
Net change in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	(26)	(80)
Other assets	(9)	(86)
Accounts payable and accrued expenses	9	34
Section 31 fees payable to SEC	(12)	(80)
Accrued personnel costs	(55)	(54)
Deferred revenue	108	117
Other current liabilities	28	17
Other liabilities	(2)	(14)

Cash provided by (used in) operating activities	171	(16)

Cash flows from investing activities
Purchases of trading securities	(114)	(119)
Proceeds from sales and redemptions of trading securities	100	163
Purchases of property and equipment	(10)	(11)

Cash provided by (used in) investing activities	(24)	33
Cash flows from financing activities
Proceeds from debt obligations, net of debt issuance costs	—	1,678
Payments of debt obligations	(35)	(1,700)
Cash paid for repurchase of common stock	—	(46)
Purchases of noncontrolling interests	—	(2)
Issuances of common stock, net of treasury stock purchases	5	1
Excess tax benefits related to share-based compensation	3	1

Cash used in financing activities	(27)	(68)

Effect of exchange rate changes on cash and cash equivalents	4	(8)

Increase (decrease) in cash and cash equivalents	124	(59)
Cash and cash equivalents at beginning of period	315	594

Cash and cash equivalents at end of period	$439	$535

Supplemental Disclosure Cash Flow Information
Cash paid for:
Interest	$33	$4
Income taxes, net of refund	$37	$14

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

In the U.S., we operate The NASDAQ Stock Market, a registered national securities exchange. The NASDAQ Stock Market is the largest single cash equities securities market in the U.S. in terms of listed companies and in the world in terms of share value traded. As of March 31, 2011, The NASDAQ Stock Market was home to 2,760 listed companies with a combined market capitalization of approximately $4.8 trillion. In addition, in the U.S. we operate two additional cash equities trading markets, two options markets, a futures market and a derivatives clearinghouse. We also engage in riskless principal trading of over-the-counter, or OTC, power and gas contracts.

In Europe, we operate exchanges in Stockholm (Sweden), Copenhagen (Denmark), Helsinki (Finland), and Iceland as NASDAQ OMX Nordic, and exchanges in Tallinn (Estonia), Riga (Latvia) and Vilnius (Lithuania) as NASDAQ OMX Baltic. Collectively, the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic offer trading in cash equities, bonds, structured products and ETFs, as well as trading and clearing of derivatives and clearing of resale and repurchase agreements. Our Nordic and Baltic operations also offer alternative marketplaces for smaller companies called NASDAQ OMX First North. As of March 31, 2011, the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic, together with NASDAQ OMX First North, were home to 773 listed companies with a combined market capitalization of approximately $1.2 trillion.

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

U.S. Transaction Services

In the U.S., we offer trading in cash equity securities, derivatives and ETFs on The NASDAQ Stock Market, The NASDAQ Options Market, NASDAQ OMX PHLX, NASDAQ OMX BX, NASDAQ OMX PSX and NASDAQ OMX Futures Exchange, or NFX, and engage in riskless principal trading of OTC power and gas contracts through NASDAQ OMX Commodities Clearing Company, or NOCC. Our transaction-based platforms in the U.S. provide market participants with the ability to access, process, display and integrate orders and quotes for cash equity securities, derivatives and ETFs. The platforms allow the routing and execution of buy and sell orders, as well as the reporting of transactions for cash equity securities, derivatives and ETFs, providing fee-based revenues.

Cash Equities Trading

The NASDAQ Stock Market is the largest single pool of liquidity for trading U.S.-listed cash equities, matching an average of approximately 16.5% of all U.S. cash equities volume for the three months ended March 31, 2011. With NASDAQ OMX BX and NASDAQ OMX PSX, we offer a second and third quote within the U.S. cash equities marketplace providing our customers enhanced trading choices and pricing flexibility within the U.S. cash equities marketplace. During the three months ended March 31, 2011, NASDAQ OMX BX matched an average of approximately 1.8% of all U.S. cash equities volume and NASDAQ OMX PSX matched an average of approximately 0.9% of all U.S. cash equities volume.

U.S. Derivative Trading and Clearing

In the U.S., we operate The NASDAQ Options Market and NASDAQ OMX PHLX for the trading of equity options, ETF options, index options and currency options. As of March 31, 2011, NASDAQ OMX PHLX was the largest options market in the U.S. NASDAQ OMX PHLX operates a hybrid electronic and floor-based market as a distinct market alongside The NASDAQ Options Market. During the three months ended March 31, 2011, NASDAQ OMX PHLX and The NASDAQ Options Market had an average combined market share of approximately 28.7% in the U.S. equity options market, consisting of approximately 23.5% at NASDAQ OMX PHLX and approximately 5.2% at The NASDAQ Options Market. Together, the combined market share of 28.7% represented the largest share of the U.S. equity and ETF options market. Our options trading platforms provide trading opportunities to both retail investors and high frequency trading firms, who tend to prefer electronic trading, and institutional investors, who typically pursue more complex trading strategies and often prefer to trade on the floor.

In the U.S., we also operate NFX which offers trading for currency futures and other financial futures. Most futures traded on NFX clear at The Options Clearing Corporation, or OCC. In addition, NFX serves as the designated contract market for interest rate swap futures that are cleared through International Derivatives Clearinghouse, LLC, or IDCH.

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

With the purchase of the assets of North American Energy Credit and Clearing Corp. in March 2010 by our subsidiary NOCC, NASDAQ OMX expanded its presence in the OTC energy commodity markets.

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

For further discussion of our Nordic clearing operations, see “Open Clearing Contracts at NASDAQ OMX Commodities and NASDAQ OMX Stockholm,” of Note 13, “Fair Value of Financial Instruments.”

Baltic Transaction Services

NASDAQ OMX Baltic operations comprise the exchanges in Tallinn (Estonia), Riga (Latvia) and Vilnius (Lithuania). As of March 31, 2011, NASDAQ OMX owns NASDAQ OMX Tallinn and has majority ownerships in NASDAQ OMX Vilnius and NASDAQ OMX Riga. In addition, NASDAQ OMX Tallinn owns the central securities depository in Estonia, NASDAQ OMX Riga owns the central securities depository in Latvia, and NASDAQ OMX Helsinki and NASDAQ OMX Vilnius have an equity interest in the central securities depository in Lithuania.

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

Pan-European Transaction Services

In the second quarter of 2010, we made a strategic decision to close the business of NASDAQ OMX Europe, or NEURO. We retained our London office and data hub, where we support trading and market data clients, run the U.K. power exchange N2EX and manage our overseas listings operation. As a result of this decision, we recorded a loss of $6 million in the second quarter of 2010. Our decision to close the business of NEURO will not have a significant impact on our future results of operations.

Commodities Trading and Clearing

NASDAQ OMX Commodities offers derivatives and carbon products, operates a clearing business and offers consulting services to commodities markets globally. With our acquisition of Nord Pool in May 2010, NASDAQ OMX Commodities’ offering now includes the world’s largest power derivatives exchange and one of Europe’s largest carbon exchanges.

NASDAQ OMX Commodities has 356 members across a wide range of energy producers and consumers, as well as financial institutions. NASDAQ OMX Commodities’ offering is designed for banks, brokers, hedge funds and other financial institutions, as well as power utilities, industrial, manufacturing and oil companies. NASDAQ OMX Commodities offers clearing services for energy derivative and carbon product contracts by serving as the CCP. In doing so, we guarantee the completion of the transaction and market participants can thereby limit their counterparty risk. We also act as the counterparty for certain trades on OTC derivative contracts. In January 2011, NASDAQ OMX Commodities launched trading and clearing of futures based on the N2EX spot market.

For further discussion of our NASDAQ OMX Commodities clearing operations, see “Derivative Positions, at Fair Value,” of Note 13, “Fair Value of Financial Instruments.”

Access Services

We provide market participants with several alternatives for accessing our markets for a fee. We provide co-location services to market participants whereby firms may lease space for equipment within our data center. These participants are charged monthly fees for cabinet space, connectivity and support. In addition, we earn revenues from annual and monthly exchange membership and registration fees. Access Services revenues also include revenues from FTEN, Inc., or FTEN, which we acquired in December 2010. For further discussion of our acquisition of FTEN, see Note 4, “Acquisitions.”

Market Data

We earn Market Data revenues from U.S. tape plans and U.S. and European proprietary market data products.

Net U.S. Tape Plans

The NASDAQ Stock Market operates as the exclusive Securities Information Processor of the Unlisted Trading Privileges Plan, or the UTP Plan, for the collection and dissemination of best bid and offer information and last transaction information from markets that quote and trade in NASDAQ-listed securities. The NASDAQ Stock Market, NASDAQ OMX BX and NASDAQ OMX PSX are participants in the UTP Plan and share in the net distribution of revenue according to the plan on the same terms as the other plan participants. In the role as the Securities Information Processor, The NASDAQ Stock Market collects and disseminates quotation and last sale information for all transactions in NASDAQ-listed securities whether traded on The NASDAQ Stock Market or other exchanges. We sell this information to market participants and to data distributors, who then provide the information to subscribers. After deducting costs associated with our role as an exclusive Securities Information Processor, as permitted under the revenue sharing provision of the UTP Plan, we distribute the tape revenues to the respective UTP Plan participants, including The NASDAQ Stock Market, NASDAQ OMX BX and NASDAQ OMX PSX, based on a formula required by Regulation NMS that takes into account both trading and quoting activity. In addition, all quotes and trades in New York Stock Exchange, or NYSE,- and NYSE Amex-listed securities are reported and disseminated in real time, and as such, we share in the tape revenues for information on NYSE- and NYSE Amex-listed securities.

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

Broker Services

Our Broker Services operations offer technology and customized securities administration solutions to financial participants in the Nordic market. Broker Services provide services through a registered securities company which is regulated by the Swedish Financial Supervisory Authority. The primary services consist of flexible back-office systems, which allow customers to entirely or partly outsource their company’s back-office functions.

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

Corporate Solutions

Our Corporate Solutions business provides customer support services, products and programs to companies, including companies listed on our exchanges. Through our Corporate Solutions offerings, companies gain access to innovative products and services that ease transparency, maximize board efficiency and facilitate better corporate governance.

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

Market Technology

The Market Technology segment delivers technology and services to marketplaces, brokers and regulators throughout the world. Market Technology provides technology solutions for trading, clearing, settlement and information dissemination, and also offers facility management integration, surveillance solutions and advisory services to over 70 exchanges, clearing organizations and central securities depositories in more than 50 countries. We serve as a technology partner to some of the world’s most prominent exchanges, and we also provide critical technical support to start-ups and new entrants in the exchange space. Revenues are derived from the following primary sources:

•	license, support and facility management revenues;

•	delivery project revenues; and

•	change request, advisory and broker surveillance revenues.

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

2. Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The accompanying unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments are of a normal recurring nature. The financial statements include the accounts of NASDAQ OMX, its wholly-owned subsidiaries and other entities in which NASDAQ OMX has a controlling financial interest. All significant intercompany accounts and transactions have been eliminated in consolidation. We consolidate those entities in which we are the primary beneficiary of a variable-interest entity, or VIE, and entities where we have a controlling financial interest. We were not the primary beneficiary of any VIE during the three months ended March 31, 2011 and 2010. When NASDAQ OMX is not the primary beneficiary of a VIE or does not have a controlling interest in an entity but exercises significant influence over the entity’s operating and financial policies, such investment is accounted for under the equity method of accounting. We recognize our share of earnings or losses of an equity method investee based on our ownership percentage. See “Equity Method Investments” of Note 6, “Investments,” for further discussion of our equity method investments.

As permitted under U.S. GAAP, certain footnotes or other financial information can be condensed or omitted in the interim condensed consolidated financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in NASDAQ OMX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

We have evaluated our subsequent events through the issuance date of this Quarterly Report on Form 10-Q. See Note 17, “Subsequent Events,” for further discussion.

Income Taxes

We use the asset and liability method to provide income taxes on all transactions recorded in the condensed consolidated financial statements. Deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities (i.e., temporary differences) and are measured at the enacted rates that will be in effect when these differences are realized. If necessary, a valuation allowance is established to reduce deferred tax assets to the amount that is more likely than not to be realized.

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

In the fourth quarter of 2010, we received an appeal from the Finnish Tax Authority in which such authority challenges certain interest expense deductions claimed by NASDAQ OMX in Finland for the years 2009 and 2008. NASDAQ OMX’s tax return position with respect to this deduction was previously reviewed and approved by the Finnish Tax Authority. The appeal also demands certain penalties be paid with regards to such tax return filing position. If the Finnish Tax Authority prevails in their challenge, additional tax and penalties for such years would total approximately $10 million. We expect the Finnish Tax Authority to agree with our position once its review is completed and, as such, believe it is unlikely NASDAQ OMX will be assessed any additional tax and penalties. Through March 31, 2011, we have recorded the tax benefits associated with such filing position.

In June 2009, NASDAQ OMX filed an application for an advance tax ruling with the Swedish Tax Council for Advance Tax Rulings. The application was filed to confirm whether certain interest expense is deductible for Swedish tax purposes under legislation that became effective on January 1, 2009. In June 2010, we received a favorable response from the Swedish Tax Council for Advance Tax Rulings in which all members of the Council agreed that such interest expense is deductible for Swedish tax purposes. The Swedish Tax Agency has appealed such ruling to the Swedish Supreme Administrative Court. We expect the Swedish Supreme Administrative Court to agree with the ruling from the Swedish Tax Council for Advance Tax Rulings. In the first quarter of 2011, we recorded a tax benefit of $5 million, or $0.03 per diluted share and in the first quarter of 2010, we recorded a tax benefit of $5 million, or $0.02 per diluted share, related to this matter. Since January 1, 2009, we have recorded a tax benefit of $42 million, or $0.20 per diluted share, related to this matter.

3. Recently Adopted Accounting Pronouncements

ASC Topic 820—In January 2010, the Financial Accounting Standards Board, or FASB, issued amended guidance relating to FASB Accounting Standards Codification, or ASC, Topic 820, “Fair Value Measurements and Disclosures.” The amended guidance requires new disclosures as follows:

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

This accounting guidance was effective for us beginning on January 1, 2010, except for the disclosure requirements surrounding the reconciliation of Level 3 fair value measurements, which were effective for us on January 1, 2011. Since this guidance only required additional disclosure, it did not affect our financial position or results of operations.

4. Acquisitions

We completed the following acquisitions in 2010. The results of operations of each transaction are included in our Condensed Consolidated Statements of Income from the dates of each acquisition.

	Purchase Consideration	Total Net (Liabilities) Assets Acquired	Purchased Intangible Assets	Goodwill
	(in millions)
FTEN(1)	$110	$(1)	$46	$65
SMARTS(2)	77	(5)	28	54
Nord Pool (3)	17	7	2	8

Total for 2010	$204	$1	$76	$127

(1)

In December 2010, we acquired FTEN, a leading provider of Real-Time Risk Management solutions for the financial securities market for $110 million. FTEN purchase consideration included $11 million held in escrow to be paid in 2012, in accordance with the purchase agreement. We acquired net assets, at fair value, totaling $3 million and recorded a current deferred tax liability of $2 million and a non-current deferred tax liability of $16 million related to purchased intangible assets, and we also recorded a non-current deferred tax asset of $14 million related to net operating loss carry forwards, resulting in total net liabilities acquired of $1 million. The total deferred tax liabilities of $18 million represent the tax effect of the difference between the estimated assigned fair value of the acquired intangible assets ($46 million) and the tax basis ($0) of such assets. The estimated amount of $18 million is determined by multiplying the difference of $46 million by FTEN’s effective tax rate of 39.55%. The purchased intangible assets of $46 million consisted of $23 million in customer relationships, $12 million in technology, $9 million for the FTEN trade name and $2 million related to non-compete agreements.

(2)

In August 2010, we acquired SMARTS Group Holdings Pty Ltd, or SMARTS, a leading technology provider of surveillance solutions to exchanges, regulators and brokers to diversify our Market Technology business and enter the broker surveillance and compliance market. We completed our acquisition of SMARTS for $77 million, which included a $75 million initial purchase price, as well as a $2 million working capital adjustment. SMARTS purchase consideration also included $2 million held in escrow that was paid in the first quarter of 2011 and $12 million held in escrow to be paid in 2012, in accordance with the purchase agreement. We acquired net assets, at fair value, totaling $3 million and recorded a current deferred tax liability of $1 million and a non-current deferred tax liability of $7 million related to purchased intangible assets, resulting in total net liabilities acquired of $5 million. The total deferred tax liabilities of $8 million represent the tax effect of the difference between the estimated assigned fair value of the acquired intangible assets ($28 million) and the tax basis ($0) of such assets. The estimated amount of $8 million is determined by multiplying the difference of $28 million by SMARTS’ effective tax rate of 30%. The purchased intangible assets of $28 million consisted of $11 million in technology and $17 million in customer relationships.

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

The above amounts represent the preliminary allocation of the purchase price and are subject to revision during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. Adjustments to the provisional values during the measurement period will be pushed back to the date of acquisition. Comparative information for periods after acquisition but before the period in which the adjustments are identified will be adjusted to reflect the effects of the adjustments as if they were taken into account as of the acquisition date. Changes to amounts recorded as assets and liabilities may result in a corresponding adjustment to goodwill. There were no adjustments to the provisional values during the three months ended March 31, 2011.

Acquisition of ZVM

In December 2010, we acquired Zoomvision Mamato, or ZVM, a provider of webcasting and investor relation communication services for companies in the Nordic region, for an immaterial amount. ZVM, which is the leading provider of webcasting services in Northern Europe, adds to the growing range of capabilities and services NASDAQ OMX offers public and private companies in the U.S. and Europe.

Acquisition of Assets of North American Energy Credit and Clearing Corp.

In March 2010, we also purchased the assets of North American Energy Credit and Clearing Corp. for an immaterial amount. With this purchase, NASDAQ OMX expanded its presence in the OTC energy commodity markets. As previously discussed, the acquisition of these assets was effected through NOCC. In March 2010, we also provided an additional $25 million in capital to NOCC to improve its liquidity position. As of March 31, 2011 and December 31, 2010, this amount is classified as non-current restricted cash in the Condensed Consolidated Balance Sheets.

Pro Forma Results and Acquisition-related Costs

Pro forma results of operations for the acquisitions completed during 2010 have not been presented since the acquisitions both individually and in the aggregate were not material to our financial results.

For the three months ended March 31, 2011, acquisition-related costs for the 2010 acquisitions described above are included in merger and strategic initiatives expense in the Condensed Consolidated Statements of Income.

5. Goodwill and Purchased Intangible Assets

Goodwill

The following table presents the changes in goodwill by business segment during the three months ended March 31, 2011:

	Market Services	Issuer Services	Market Technology	Total
	(in millions)
Balance at December 31, 2010	$4,679	$292	$156	$5,127
Goodwill acquired	—	—	—	—
Foreign currency translation adjustment	190	14	8	212

Balance at March 31, 2011	$4,869	$306	$164	$5,339

As of March 31, 2011, the amount of goodwill that is expected to be deductible for tax purposes in future periods is $104 million.

Goodwill represents the excess of the purchase price over the value assigned to the net tangible and identifiable intangible assets of a business acquired. Goodwill is allocated to the reporting units based on the assignment of the fair values of each reporting unit of the acquired company. We are required to test goodwill for impairment at the reporting unit level annually, or in interim periods if certain events occur indicating that the carrying value may be impaired. We test for impairment during the fourth quarter of our fiscal year using October 1st carrying values. We considered the need to update our most recent annual goodwill impairment test as of March 31, 2011 and concluded that none of the impairment indicators triggered a revised impairment analysis. As such, we concluded the assumptions used during the annual assessment remained appropriate. There was no impairment of goodwill for the three months ended March 31, 2011 and 2010. Although there is no impairment as of March 31, 2011, events such as economic weakness and unexpected significant declines in operating results of reporting units may result in our having to perform a goodwill impairment test for some or all of our reporting units prior to the required annual assessment. These types of events and the resulting analysis could result in goodwill impairment charges in the future.

Purchased Intangible Assets

The following table presents details of our total purchased intangible assets, both finite- and indefinite-lived:

	March 31, 2011				December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Weighted- Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Weighted- Average Useful Life (in Years)
	(in millions)				(in millions)
Finite-Lived Intangible Assets
Technology	$33	$(6)	$27	9	$72	$(41)	$31	6
Customer relationships	853	(163)	690	21	853	(152)	701	21
Other	6	(1)	5	8	6	(1)	5	8
Foreign currency translation adjustment	17	(2)	15		(15)	4	(11)

Total finite-lived intangible assets	$909	$(172)	$737		$916	$(190)	$726

Indefinite-Lived Intangible Assets
Exchange and clearing registrations	$790	$—	$790		$790	$—	$790
Trade names	181	—	181		181	—	181
Licenses	78	—	78		78	—	78
Foreign currency translation adjustment	(13)	—	(13)		(56)	—	(56)

Total indefinite-lived intangible assets	$1,036	$—	$1,036		$993	$—	$993

Total intangible assets	$1,945	$(172)	$1,773		$1,909	$(190)	$1,719

Amortization expense for purchased finite-lived intangible assets was $15 million for the three months ended March 31, 2011 and $14 million for the three months ended March 31, 2010.

The estimated future amortization expense (excluding the impact of foreign currency translation adjustments of $15 million as of March 31, 2011) of purchased finite-lived intangible assets as of March 31, 2011 is as follows:

(in millions)
2011(1)	$38
2012	50
2013	49
2014	47
2015	45
2016 and thereafter	493

Total	$722

(1)	Represents the estimated amortization to be recognized for the remaining nine months of 2011.

6. Investments

Trading Securities

Trading securities, which are included in financial investments, at fair value in the Condensed Consolidated Balance Sheets, were $254 million as of March 31, 2011 and $220 million as of December 31, 2010. These securities are primarily comprised of Swedish government debt securities, of which $208 million as of March 31, 2011 and $190 million as of December 31, 2010, are restricted assets to meet regulatory capital requirements primarily for NASDAQ OMX Stockholm’s clearing operations.

Available-for-Sale Investment Security

Investment in DFM

Our available-for-sale investment security, which is included in financial investments, at fair value in the Condensed Consolidated Balance Sheets, represents our 1% investment in Dubai Financial Market PJSC, or DFM. In May 2010, we completed the exchange of our equity interest in NASDAQ Dubai for a 1% investment in DFM. See “Investment in NASDAQ Dubai” below for further discussion.

As of March 31, 2011 and December 31, 2010, the cost basis of this security was $36 million. As of March 31, 2011, the fair value was $29 million and as of December 31, 2010 the fair value was $33 million. The gross change of $7 million between the cost basis and fair value is reflected as an unrealized holding loss in accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets, net of taxes. We reviewed the carrying value of this investment security to determine whether an other-than-temporary decline in value exists. We considered factors affecting the investee, factors affecting the industry the investee operates in and general market trends. We also considered the length of time the market value has been below the cost basis and the near-term prospects for recovery of unrealized losses. As of March 31, 2011 and December 31, 2010, we have not recognized an other-than-temporary decline in value on this investment security.

Equity Method Investments

The equity method of accounting is used when we own less than 50% of the outstanding voting stock, but exercise significant influence over the operating and financial policies of a company.

Equity interest in our equity method investments was $29 million as of March 31, 2011 and $27 million as of December 31, 2010, which consisted primarily of our equity interest in EMCF. Equity method investments are included in other assets in the Condensed Consolidated Balance Sheets.

Income (loss) recognized from our equity interest in the earnings and losses of these companies was immaterial for both the three months ended March 31, 2011 and 2010.

Investment in NASDAQ Dubai

In May 2010, we participated in the realignment of the ownership structure of NASDAQ Dubai, in which NASDAQ Dubai became a wholly-owned subsidiary of DFM, a publicly traded company controlled by Borse Dubai Limited, a Dubai company, or Borse Dubai. We received a 1% equity interest in DFM in exchange for our equity interest in NASDAQ Dubai. Our existing technology and trademark licensing arrangements with Borse Dubai and NASDAQ Dubai remain unchanged.

NASDAQ Dubai and DFM are related parties, as both of them are primarily owned by Borse Dubai, our largest stockholder.

7. Deferred Revenue

Deferred revenue represents cash payments received that are yet to be recognized as revenue. At March 31, 2011, we have estimated that our deferred revenue, which is primarily related to Global Listing Services and Market Technology fees, will be recognized in the following years:

	Initial Listing Fees	Listing of Additional Shares Fees	Annual Renewal Fees and Other	Market Technology(2)	Total
	(in millions)
Fiscal year ended:
2011(1)	$11	$27	$136	$43	$217
2012	11	27	1	36	75
2013	8	19	—	33	60
2014	5	8	—	20	33
2015	4	—	—	11	15
2016 and thereafter	2	—	—	7	9

	$41	$81	$137	$150	$409

(1)	Represents deferred revenue that is anticipated to be recognized over the remaining nine months of 2011.

(2)

The timing of recognition of our deferred Market Technology revenues is dependent upon when significant modifications are made pursuant to existing contracts. As such, as it relates to these fees, the timing represents our best estimate.

Our deferred revenue during the three months ended March 31, 2011 and 2010 is reflected in the following table.

	Initial Listing Fees	Listing of Additional Shares Fees	Annual Renewal Fees and Other	Market Technology (2)	Total
			(in millions)
Balance at January 1, 2011	$42	$83	$21	$146	$292
Additions (1)	3	8	172	12	195
Amortization (1)	(4)	(10)	(57)	(15)	(86)
Translation adjustment	—	—	1	7	8

Balance at March 31, 2011	$41	$81	$137	$150	$409

Balance at January 1, 2010	$46	$76	$18	$125	$265
Additions (1)	3	10	167	7	187
Amortization (1)	(5)	(10)	(49)	(7)	(71)
Translation adjustment	—	—	—	(1)	(1)

Balance at March 31, 2010	$44	$76	$136	$124	$380

(1)	The additions and amortization for initial listing fees, listing of additional shares fees and annual renewal fees and other primarily reflect Issuer Services revenues from U.S. listing fees.
(2)

Market Technology deferred revenues include revenues from delivered client contracts in the support phase charged during the period. Under contract accounting, where customization and significant modifications to the software are made to meet the needs of our customers, total revenues as well as costs incurred, are deferred until significant modifications are completed and delivered. Once delivered, deferred revenue and the related deferred costs are recognized over the post contract support period. We have included the deferral of costs in other current assets and other assets in the Condensed Consolidated Balance Sheets. The amortization of Market Technology deferred revenue includes revenues earned from client contracts recognized during the period and from the technology licenses contributed to NASDAQ Dubai.

8. Debt Obligations

The following table presents the changes in our debt obligations during the three months ended March 31, 2011:

	December 31, 2010	Additions	Payments, Conversions, Accretion and Other	March 31, 2011
	(in millions)
3.75% convertible notes due October 22, 2012 (net of discount)(1)	$—	$—	$—	$—
2.50% convertible senior notes due August 15, 2013	388	—	4	392
4.00% senior unsecured notes due January 15, 2015 (net of discount)(2)	398	—	—	398
5.55% senior unsecured notes due January 15, 2020 (net of discount)(2)	598	—	—	598
$700 million senior unsecured term loan facility credit agreement due January 15, 2013 (average interest rate of 2.29% for the three months ended March 31, 2011)(2)	570	—	(35)	535
5.25% senior unsecured notes due January 16, 2018 (net of discount)(3)	367	—	—	367

Total debt obligations	2,321	—	(31)	2,290
Less current portion	(140)	—	—	(140)

Total long-term debt obligations	$2,181	$—	$(31)	$2,150

(1)	As of March 31, 2011 and December 31, 2010, approximately $0.5 million aggregate principal amount of the 3.75% convertible notes remained outstanding.
(2)	See “Senior Unsecured Notes and Credit Facility” below for further discussion.
(3)	See “5.25% Senior Unsecured Notes” below for further discussion.

2.50% Convertible Senior Notes

During the first quarter of 2008, in connection with the business combination with OMX AB, we completed the offering of $475 million aggregate principal amount of 2.50% convertible senior notes due 2013. The interest rate on the notes is 2.50% per annum payable semi-annually in arrears on February 15 and August 15 and will mature on August 15, 2013. In 2009, we repurchased $47 million principal amount of the 2.50% convertible senior notes. As a result of the $47 million repurchase, the remaining aggregate principal amount outstanding on these notes as of March 31, 2011 and December 31, 2010 was $428 million.

The notes are convertible in certain circumstances specified in the indenture for the notes. Upon conversion, holders will receive, at the election of NASDAQ OMX, cash, common stock or a combination of cash and common stock. It is our current intent and policy to settle the principal amount of the notes in cash. The conversion rate will initially be 18.1386 shares of common stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $55.13 per share of common stock. At March 31, 2011 and December 31, 2010, the 2.50% convertible senior notes are convertible into 7,757,283 shares of our common stock, subject to adjustment upon the occurrence of specified events. Subject to certain exceptions, if we undergo a “fundamental change” as described in the indenture, holders may require us to purchase their notes at a price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest.

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

The changes in the liability and equity components of our 2.50% convertible senior notes during the three months ended March 31, 2011 are as follows:

	Liability Component			Equity Component
	(in millions)			(in millions)
	Principal Balance	Unamortized Debt Discount	Net Carrying Amount	Gross Equity Component	Deferred Taxes	Net Equity Component
December 31, 2010	$428	$40	$388	$80	$32	$48
Accretion of debt discount	—	(4)	4	—	—	—

March 31, 2011	$428	$36	$392	$80	$32	$48

The unamortized debt discount on the convertible debt was $36 million as of March 31, 2011 and $40 million as of December 31, 2010 and is included in debt obligations in the Condensed Consolidated Balance Sheets. This amount will be accreted as part of interest expense through the maturity date of the convertible debt of August 15, 2013. The effective annual interest rate on the 2.50% convertible senior notes was 6.53% for the three months ended March 31, 2011 and 2010, which includes the accretion of the debt discount in addition to the annual contractual interest rate of 2.50%.

As of March 31, 2011 and December 31, 2010, the equity component of the convertible debt included in additional paid-in capital in the Condensed Consolidated Balance Sheets was $48 million. This amount is calculated as follows: $80 million of excess principal of the convertible debt over the carrying amount less $32 million of deferred taxes. The deferred tax liability is determined by multiplying the $80 million of excess principal of the convertible debt over the carrying amount by the U.S. marginal tax rate of 39.55%.

Interest expense recognized on our 2.50% convertible senior notes in the Condensed Consolidated Statements of Income for the three months ended March 31, 2011 and 2010 is as follows:

	Three Months Ended March 31,
	2011	2010
	(in millions)
Components of interest expense recognized on our 2.50% convertible senior notes
Accretion of debt discount	$4	$4
Contractual interest	2	2

Total interest expense recognized on our 2.50% convertible senior notes	$6	$6

Debt Issuance Costs

In 2008, in conjunction with the issuance of the 2.50% convertible senior notes, we incurred debt issuance costs of $10 million. These costs, which are capitalized and included in other assets in the Condensed Consolidated Balance Sheets, are being amortized over the life of the debt obligation. Amortization expense, which is recorded as additional interest expense for these costs, was immaterial for both the three months ended March 31, 2011 and 2010.

Senior Unsecured Notes and Credit Facility

In January 2010, NASDAQ OMX issued $1 billion of senior unsecured notes, or the Notes, and entered into a $950 million senior unsecured three-year credit facility. The credit facility provides for an unfunded $250 million revolving credit commitment (including a swingline facility and letter of credit facility), a $350 million funded Tranche A term loan, or the Term Loan A, and a $350 million funded Tranche X term loan, or the Term Loan X and, together with Term Loan A, the Term Loans. NASDAQ OMX applied the net proceeds from the Notes, the $700 million funded Term Loans and cash on hand to repay all amounts outstanding under our senior secured credit facilities in place as of December 31, 2009 and related fees. As a result, NASDAQ OMX terminated the associated credit agreement.

The Notes

The Notes were issued at a discount in two separate series consisting of $400 million aggregate principal amount of 4.00% senior notes due 2015, or the 2015 Notes, and $600 million aggregate principal amount of 5.55% senior notes due 2020, or the 2020 Notes. As a result of the discount, the proceeds received from the issuance were less than the aggregate principal amounts. As of March 31, 2011 and December 31, 2010, the balance of $398 million for the 2015 Notes and the balance of $598 million for the 2020 Notes, reflects the aggregate principal amounts, less the unamortized debt discount. The unamortized debt discount will be accreted through interest expense over the life of the Notes.

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

Under our credit facility, we are required to pay quarterly principal payments of $35 million on our Term Loans. We made required payments of $35 million in the first quarter of 2011.

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

Debt Issuance and Other Costs

We incurred debt issuance and other costs of $21 million in connection with the issuance of the Notes and the entry into the new credit facility. These costs, which are capitalized and included in other assets in the Condensed Consolidated Balance Sheets, are being amortized over the life of the debt obligations. Amortization expense, which is recorded as additional interest expense for these costs, was $1 million for both the three months ended March 31, 2011 and March 31, 2010.

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

5.25% Senior Unsecured Notes

In December 2010, NASDAQ OMX issued $370 million of 5.25% senior unsecured notes due 2018, or the 2018 Notes. We applied the net proceeds from the 2018 Notes of $367 million and cash on hand of $3 million to repay all amounts outstanding under our bridge facility, discussed below, as well as related fees.

The 2018 Notes were issued at a discount. As a result of the discount, the proceeds received from the issuance were less than the aggregate principal amount. As of March 31, 2011 and December 31, 2010, the balance of $367 million reflects the aggregate principal amount, less the unamortized debt discount. The unamortized debt discount will be accreted through interest expense over the life of the 2018 Notes.

The 2018 Notes pay interest semiannually at a rate of 5.25% per annum until January 16, 2018 and may vary with NASDAQ OMX’s debt rating up to a rate not to exceed 7.25%. The 2018 Notes are general unsecured obligations of ours and rank equally with all of our existing and future unsubordinated obligations. They are not guaranteed by any of our subsidiaries. The 2018 Notes were issued under indentures that among other things, limit our ability to consolidate, merge or sell all or substantially all of our assets, create liens, and enter into sale and leaseback transactions. In addition, upon a change of control triggering event (as defined in the indenture), the terms require us to repurchase all or part of each holder’s notes for cash equal to 101% of the aggregate principal amount purchased plus accrued and unpaid interest, if any.

Debt Issuance Costs

We incurred debt issuance costs of $3 million in connection with the issuance of the 2018 Notes. These costs, which are capitalized and included in other assets in the Condensed Consolidated Balance Sheets, are being amortized over the life of the debt obligation. Amortization expense, which is recorded as additional interest expense for these costs, was immaterial for the three months ended March 31, 2011.

Bridge Facility

In December 2010, NASDAQ OMX entered into a $400 million senior unsecured bridge facility, or the bridge facility, and borrowed $370 million to partially finance the purchase of our stock from Borse Dubai. See “Share Repurchase Program and Share Repurchase from Borse Dubai,” of Note 12, “NASDAQ OMX Stockholders’ Equity,” for further discussion of our share repurchase from Borse Dubai. We applied the net proceeds from the issuance of our 2018 Notes, discussed above, and cash on hand to repay all amounts outstanding under the bridge facility and terminated the bridge facility as of December 31, 2010. The effective interest rate on borrowings under the bridge facility was 1.76%.

Other Credit Facilities

In addition to the $250 million revolving credit commitment discussed above, we have credit facilities related to our clearinghouses in order to meet liquidity and regulatory requirements. These credit facilities, which are available in multiple currencies, primarily Swedish Krona and U.S. dollar, totaled $459 million ($208 million in available liquidity and $251 million to satisfy regulatory requirements), none of which was utilized at March 31, 2011. At December 31, 2010, these facilities totaled $440 million ($196 million in available liquidity and $244 million to satisfy regulatory requirements), none of which was utilized.

Debt Covenants

At March 31, 2011, we were in compliance with the covenants of all of our debt obligations.

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

Components of Net Periodic Benefit Cost

The following table sets forth the components of net periodic pension, SERP and post-retirement benefit costs from the NASDAQ OMX Benefit Plans recognized in compensation and benefits expense in the Condensed Consolidated Statements of Income:

	Three Months Ended March 31,
	2011	2010
	(in millions)
Components of net periodic benefit cost
Interest cost	$2	$1
Expected return on plan assets	(1)	(1)
Recognized net actuarial loss	1	1

Benefit cost	$2	$1

Non—U.S. Benefit Plans

Most employees outside the U.S. are covered by local retirement plans or by applicable social laws. Benefits under social laws are generally expensed in the periods in which the costs are incurred. These costs are included in compensation and benefits expense in the Condensed Consolidated Statements of Income and were $4 million for the three months ended March 31, 2011 and $3 million for the three months ended March 31, 2010.

In 2008, as part of the acquisition of Nord Pool’s derivatives clearing and consulting subsidiaries, we assumed the obligation for several pension plans providing benefits for their employees. The benefit cost for these plans was immaterial for the three months ended March 31, 2011 and was $1 million for the three months ended March 31, 2010.

Defined Contribution Savings Plan

We sponsor a voluntary defined contribution savings plan, or 401(k) Plan, for U.S. employees. Employees are immediately eligible to make contributions to the plan and are also eligible for an employer contribution match at an amount equal to 100.0% of the first 4.0% of eligible employee contributions. Savings plan expense included in compensation and benefits expense in the Condensed Consolidated Statements of Income was $1 million for both the three months ended March 31, 2011 and 2010.

We have a profit-sharing contribution feature to our 401(k) plan which allows eligible U.S. employees to receive employer retirement contributions, or ERCs, when we meet our annual corporate goals. In addition, we have a supplemental ERC for select highly compensated employees whose ERCs are limited by the annual Internal Revenue Service compensation limit. ERC expense recorded in compensation and benefits expense in the Condensed Consolidated Statements of Income was $1 million for both the three months ended March 31, 2011 and 2010.

Employee Stock Purchase Plan

We have an employee stock purchase plan, or ESPP, under which approximately 3.9 million shares of our common stock have been reserved for future issuance as of March 31, 2011.

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

10. Share-Based Compensation

We have a share-based compensation program that provides our board of directors broad discretion in creating employee equity incentives. Share-based awards, or equity awards, include employee stock options, restricted stock (which includes awards and units) and performance share units, or PSUs. Grants of equity awards are designed to reward employees for their long-term contributions and provide incentives for them to remain with us. For accounting purposes, we consider PSUs to be a form of restricted stock. Restricted stock is generally time-based and vests over two to five-year periods beginning on the date of the grant. Stock options are also generally time-based and expire ten years from the grant date. Stock option awards granted prior to January 1, 2005 generally vested

33% on each annual anniversary of the grant date over three years. Stock option and restricted stock awards granted after January 1, 2005 generally include performance-based accelerated vesting features based on achievement of specific levels of corporate performance. If NASDAQ OMX exceeds the applicable performance parameters, the grants vest on the third anniversary of the grant date, if NASDAQ OMX meets the applicable performance parameters, the grants vest on the fourth anniversary of the grant date, and if NASDAQ OMX does not meet the applicable performance parameters, the grants vest on the fifth anniversary of the grant date.

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

Summary of 2011 Equity Awards

In March 2011, we granted non-qualified stock options and/or restricted stock to most active employees. Both the stock options and restricted stock granted included a performance-based accelerated vesting feature based on achievement of specific levels of corporate performance, as described above.

In March 2011, certain executive officers received grants of 571,655 PSUs. Of these PSUs granted, 100,000 units are subject to a three year performance period and vest at the end of the period. The remaining 471,655 units are subject to a one year performance period and generally will vest ratably on an annual basis on December 31, 2012 through December 31, 2014.

During 2010, certain grants exceeded the applicable performance parameters for the one year performance PSUs. As a result, an additional 19,142 units were considered granted in February 2011.

See “Summary of Stock Option Activity” and “Summary of Restricted Stock and PSU Activity” below for further discussion.

Common Shares Available Under Our Equity Incentive Plan

As of March 31, 2011, we had approximately 6.1 million shares of common stock authorized for future issuance under our equity incentive plan.

Summary of Share-Based Compensation Expense

The following table shows the total share-based compensation expense resulting from equity awards and the 15.0% discount for the ESPP for the three months ended March 31, 2011 and 2010 in the Condensed Consolidated Statements of Income:

	Three Months Ended March 31,
	2011	2010
	(in millions)
Share-based compensation expense before income taxes	$7	$8
Income tax benefit	(3)	(3)

Share-based compensation expense after income taxes	$4	$5

We estimated the fair value of stock option awards using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2011	2010
Expected life (in years)	5	5
Weighted-average risk free interest rate	2.18%	2.27%
Expected volatility	27.0%	32.0%
Dividend yield	—	—
Weighted-average fair value at grant date	$7.06	$6.36

Our computation of expected life is based on historical exercise patterns. The interest rate for periods within the expected life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. Our computation of expected volatility is based on a market-based implied volatility. Our credit facilities limit our ability to pay dividends. Before our credit facilities were in place, it was not our policy to declare or pay cash dividends on our common stock.

Summary of Stock Option Activity

A summary of stock option activity for the three months ended March 31, 2011 is as follows:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in millions)
Outstanding at January 1, 2011	10,112,842	$16.92	5.7	$89

Grants (1)	1,234,068	25.28
Exercises	(463,357)	10.48
Forfeitures or expirations	(183,031)	23.56

Outstanding at March 31, 2011	10,700,522	$18.05	6.1	$99

Exercisable at March 31, 2011	5,642,250	$13.46	3.7	$83

(1)

Primarily reflects our company wide equity grant issued in March 2011, which includes a performance-based accelerated vesting feature based on achievement of specific levels of corporate performance, as described above.

We received net cash proceeds of $5 million from the exercise of approximately 0.5 million stock options for the three months ended March 31, 2011 and received net cash proceeds of $1 million from the exercise of approximately 0.2 million stock options for the three months ended March 31, 2010. We present excess tax benefits from the exercise of stock options, if any, as financing cash flows.

The aggregate intrinsic value in the above table represents the total pre-tax intrinsic value (i.e., the difference between our closing stock price on March 31, 2011 of $25.84 and the exercise price, times the number of shares) based on stock options with an exercise price less than NASDAQ OMX’s closing price of $25.84 as of March 31, 2011, which would have been received by the option holders had the option holders exercised their stock options on that date. This amount changes based on the fair market value of our common stock. The total number of in-the-money stock options exercisable as of March 31, 2011 was 4.5 million.

As of March 31, 2010, 6.6 million outstanding stock options were exercisable and the weighted-average exercise price was $12.57.

Total fair value of stock options vested was immaterial for both the three months ended March 31, 2011 and 2010. The total pre-tax intrinsic value of stock options exercised was $7 million for the three months ended March 31, 2011 and $2 million for the three months ended March 31, 2010.

At March 31, 2011, $18 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.9 years.

Summary of Restricted Stock and PSU Activity

The following table summarizes our restricted stock and PSU activity for the three months ended March 31, 2011:

	Restricted Stock	Weighted-Average Grant Date Fair Value	PSUs	Weighted-Average Grant Date Fair Value
Unvested balances at January 1, 2011	2,759,091	$22.00	1,098,629	$24.25
Granted(1)	1,029,911	25.47	590,797	25.19
Vested	(20,993)	28.05	(67,057)	35.94
Forfeited	(223,822)	38.82	(123,272)	28.88

Unvested balances at March 31, 2011	3,544,187	$23.02	1,499,097	$23.72

(1)

Restricted stock grants in 2011 primarily reflect our company wide grant issued in March 2011, which included a performance- based accelerated vesting feature based on achievement of specific levels of corporate performance, as described above.

At March 31, 2011, $61 million of total unrecognized compensation cost related to restricted stock and PSUs is expected to be recognized over a weighted-average period of 2.0 years.

11. Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2011	2010
	(in millions, except share and per share amounts)
Numerator:
Net income attributable to NASDAQ OMX	$104	$61
Accretion of series A convertible preferred stock	—	(1)

Net income for basic and diluted earnings per share	$104	$60

Denominator:
Weighted-average common shares outstanding for basic earnings per share(1)	176,092,796	211,165,338

Weighted-average effect of dilutive securities:
Employee equity awards	4,952,794	3,561,537
3.75% convertible notes assumed converted into common stock	34,482	34,482

Denominator for diluted earnings per share	181,080,072	214,761,357

Basic and diluted earnings per share:
Basic earnings per share	$0.59	$0.29

Diluted earnings per share	$0.57	$0.28

(1)

The decrease in the weighted-average common shares outstanding for basic earnings per share primarily reflects the weighted-average impact of the share repurchase from Borse Dubai and purchases related to our share repurchase program completed in 2010. See “Share Repurchase Program and Share Repurchase from Borse Dubai,” of Note 12, “NASDAQ OMX Stockholders’ Equity,” for further discussion.

Stock options to purchase 10,700,522 shares of common stock, 5,043,284 shares of restricted stock and PSUs, and convertible notes convertible into 34,482 shares of common stock were outstanding at March 31, 2011. For the three months ended March 31, 2011, we included 6,020,652 of the outstanding stock options and 3,434,666 shares of restricted stock and PSUs in the computation of diluted earnings per share, on a weighted-average basis, as their inclusion was dilutive. The remaining stock options and shares of restricted stock and PSUs are antidilutive, and as such, they were properly excluded.

The 3.75% convertible notes are accounted for under the if-converted method, as we settled the convertible notes in shares of our common stock. For the three months ended March 31, 2011, all of the shares underlying the outstanding 3.75% convertible notes were included in the computation of diluted earnings per share, on a weighted-average basis, as their inclusion was dilutive.

The 2.50% convertible senior notes are accounted for under the treasury stock method as it is our intent and policy to settle the principal amount of the notes in cash. Based on the settlement structure of the 2.50% convertible senior notes, which permits the principal amount to be settled in cash and the conversion premium to be settled in shares of our common stock or cash, we will reflect the impact of the convertible spread portion of the convertible notes in the diluted calculation using the treasury stock method. For the three months ended March 31, 2011 and 2010, the conversion spread of our 2.50% convertible senior notes was out of the money, and as such, they were properly excluded from the computation of diluted earnings per share.

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

12. NASDAQ OMX Stockholders’ Equity

Common Stock

At March 31, 2011, 300,000,000 shares of our common stock were authorized, 213,377,707 shares were issued and 176,300,916 shares were outstanding. The holders of common stock are entitled to one vote per share, except that our certificate of incorporation limits the ability of any person to vote in excess of 5.0% of the then-outstanding shares of NASDAQ OMX common stock. This limitation does not apply to persons exempted from this limitation by our board of directors prior to the time such person owns more than 5.0% of the then-outstanding shares of NASDAQ OMX common stock.

In 2008, we issued 60,561,515 shares of common stock to Borse Dubai and a trust for Borse Dubai’s economic benefit in connection with the OMX AB business combination. In December 2010, we purchased 22,781,000 shares of our common stock from Borse Dubai. See “Share Repurchase Program and Share Repurchase from Borse Dubai” below for further discussion. In addition, Borse Dubai agreed to sell in a private transaction 8,000,000 shares of our stock to Nomura International plc. Nomura International plc agreed, under a forward sale agreement, to sell these 8,000,000 shares to Investor AB. As a result of the settlement of this forward sale agreement, Investor AB’s ownership in NASDAQ OMX increased to 17,004,142 shares. As of March 31, 2011, Borse Dubai and a trust for Borse Dubai’s economic benefit held 29,780,515 shares of our common stock. In addition, as of December 31, 2010, SLP held 10,539,614 shares of our common stock, and subsequently sold these shares in February 2011. Investor AB purchased 1,000,000 of the shares sold by SLP and owns 18,004,142 shares of our common stock as of March 31, 2011.

Common Stock in Treasury, at Cost

We account for the purchase of treasury stock under the cost method with the shares of stock repurchased reflected as a reduction to NASDAQ OMX stockholders’ equity and included in common stock in treasury, at cost in the Condensed Consolidated Balance Sheets. When treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired. As of March 31, 2011, we held 37,076,791 shares of common stock in treasury and held 37,587,403 shares as of December 31, 2010.

Share Repurchase Program and Share Repurchase from Borse Dubai

During 2010, our board of directors approved a share repurchase program authorizing NASDAQ OMX to repurchase in the aggregate up to $550 million of our outstanding common stock. During 2010, we repurchased 15,050,647 shares of our common stock at an average price of $19.95, with an aggregate purchase price of $300 million. In December 2010, our board of directors also approved the repurchase of 22,781,000 shares of our common stock from Borse Dubai for $21.82 per share for an aggregate purchase price of approximately $497 million. The share repurchase from Borse Dubai expanded, accelerated and completed our share repurchase program. The shares repurchased under the share repurchase program and from Borse Dubai are available for general corporate purposes.

Other Repurchases of Common Stock

For the three months ended March 31, 2011, we repurchased 33,174 shares of our common stock in settlement of employee tax withholding obligations due upon the vesting of restricted stock.

Preferred Stock

Our certificate of incorporation authorizes the issuance of 30,000,000 shares of preferred stock, par value $0.01 per share, issuable from time to time in one or more series. At March 31, 2011 and December 31, 2010, 1,600,000 shares of series A convertible preferred stock were issued and none were outstanding.

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

The following table presents for each of the above hierarchy levels, our financial assets and liabilities that are measured at fair value on a recurring basis at March 31, 2011.

	Balance as of March 31, 2011	Fair Value Measurements
		(Level 1)	(Level 2)	(Level 3)
		(in millions)
Financial Assets Measured at Fair Value on a Recurring Basis
Derivative positions, at fair value(1)	$2,295	$—	$2,295	$—
Financial investments, at fair value(2)	283	283	—	—

Total	$2,578	$283	$2,295	$—

Financial Liabilities Measured at Fair Value on a Recurring Basis
Derivative positions, at fair value(1)	$2,295	$—	$2,295	$—

Total	$2,295	$—	$2,295	$—

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

(2)

Primarily comprised of Swedish government debt securities of $254 million. These securities are classified as trading securities and $208 million are restricted assets to meet regulatory capital requirements primarily for NASDAQ OMX Stockholm’s clearing operations. Also includes our 1% available-for-sale investment in DFM of $29 million that is classified as an available-for-sale security. See Note 6, “Investments,” for further discussion of our trading investment securities and available-for-sale investment security.

The following table presents for each of the above hierarchy levels, our financial assets and liabilities that are measured at fair value on a recurring basis at December 31, 2010:

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

(2)

Primarily comprised of Swedish government debt securities of $220 million. These securities are classified as trading securities and $190 million are restricted assets to meet regulatory capital requirements for NASDAQ OMX Stockholm’s clearing operations. Also includes our 1% available-for-sale investment in DFM of $33 million that is classified as an available-for-sale security. See Note 6, “Investments,” for further discussion of our trading investment securities and available-for-sale investment security.

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

The structure and operations of NASDAQ OMX Commodities and NASDAQ OMX Stockholm differ from most other clearinghouses. NASDAQ OMX Commodities and NASDAQ OMX Stockholm are not member-owned organizations, do not maintain a guarantee fund to which members contribute and do not enforce loss sharing assessments amongst members. In addition, unlike most other clearinghouses, they do not record any margin deposits and guarantee funds in the Condensed Consolidated Balance Sheets, as all risks and rewards of collateral ownership, including interest, belongs to the counterparty. Market participants must provide collateral to cover the daily margin call as needed, which is in addition to the initial collateral placed when entering into the transaction. Acceptable collateral is cash and eligible securities in a pledged bank account and/or an on-demand guarantee. All collateral is maintained at a third-party custodian bank for the benefit of the clearing members and is accessible by NASDAQ OMX in the event of default. In addition, market participants must meet certain minimum financial standards to mitigate the risk if they become unable to satisfy their obligations. For NASDAQ Commodities, trading on the contracts can take place up until the delivery period which can occur over a period of several years. For NASDAQ OMX Stockholm, following the completion of a transaction, settlement primarily takes place between parties by net cash settlement or with the exchange of securities and funds. For those transactions where there is an exchange of securities and funds, the transfer of ownership is registered and the securities are stored on the owner’s behalf.

The fair value of these derivative contracts with NASDAQ OMX Commodities and NASDAQ OMX Stockholm is reported gross in the Condensed Consolidated Balance Sheets as a receivable pertaining to the purchasing party and a payable pertaining to the selling party. Such receivables and payables attributable to outstanding derivative positions have been netted to the extent that such a legal offset right exists and, at the same time, that it is our intention to settle these items. Our derivative positions, at fair value in the Condensed Consolidated Balance Sheets was $2,295 million at March 31, 2011 and $4,037 million at December 31, 2010. See “Collateral Received for Clearing Operations, Guarantees Issued and Credit Facilities Available,” of Note 15, “Commitments, Contingencies and Guarantees,” for further discussion of our guarantees on the fulfillment of these contracts and collateral received.

The following table presents the fair value of our outstanding derivative positions at March 31, 2011 and December 31, 2010 prior to netting:

	March 31, 2011		December 31, 2010
	Asset	Liability	Asset	Liability
	(in millions)
Commodity forwards and options(1) (2)	$1,979	$1,979	$3,437	$3,437
Fixed-income options and futures(2) (3)	235	235	578	578
Stock options and futures(2) (3)	187	187	237	237
Index options and futures(2) (3)	87	87	208	208

Total	$2,488	$2,488	$4,460	$4,460

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

The structure and operations for the resale and repurchase market is similar to the derivative markets for NASDAQ OMX Commodities and NASDAQ OMX Stockholm. As discussed above in “Derivative Positions, at Fair Value,” NASDAQ OMX Commodities and NASDAQ OMX Stockholm are not member-owned organizations, do not maintain a guarantee fund to which members contribute and do not enforce loss sharing assessments amongst members. In addition, unlike most other clearinghouses, they do not record any margin deposits and guarantee funds in the Condensed Consolidated Balance Sheets, as all risks and rewards of collateral ownership, including interest, belongs to the counterparty. For resale and repurchase agreements, collateral is not held by NASDAQ OMX Stockholm. All resale and repurchase clearing activities are transacted under our clearing member agreements that give us the right, in the event of default, to liquidate collateral pledged between the clearing members and to offset receivables and payables with the same counterparty.

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

We record resale and repurchase agreements at contract value plus interest gross in the Condensed Consolidated Balance Sheets as a receivable pertaining to the purchasing party and a payable pertaining to the selling party. Such receivables and liabilities attributable to outstanding resale and repurchase agreements have been netted to the extent that such a legal offset right exists and, at the same time, that it is our intention to settle these items. Our resale and repurchase agreements, at contract value in the Condensed Consolidated Balance Sheets was $6,655 million at March 31, 2011 and $3,441 million at December 31, 2010. The resale and repurchase agreements are recorded at their contractual amounts plus interest which approximates fair value, as the fair value of these items is not materially sensitive to shifts in market interest rates because of the short-term nature of these instruments and/or variable interest rates or to credit risk because the resale and repurchase agreements are fully collateralized. The resale and repurchase agreements generally mature in less than 30 days. See “Collateral Received for Clearing Operations, Guarantees Issued and Credit Facilities Available,” of Note 15, “Commitments, Contingencies and Guarantees,” for further discussion of our guarantees on the fulfillment of these contracts and collateral received.

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

We also consider our debt obligations to be financial instruments. The fair value of our debt obligations was estimated using discounted cash flow analyses based on our assumed incremental borrowing rates for similar types of borrowing arrangements and a Black-Scholes valuation technique that is utilized to calculate the convertible option value for the 3.75% convertible notes and the 2.50% convertible senior notes. At March 31, 2011, the carrying value of our debt obligations, before the $36 million unamortized debt discount on the 2.50% convertible senior notes, was approximately $18 million less than fair value. The difference primarily relates to an increase in the fair value of the 2.50% convertible senior notes and our Term Loans as a result of changes in current market interest rates during the period, partially offset by a decrease in fair value on the 2.50% convertible senior notes due to the convertible option feature which is equivalent to a conversion price of approximately $55.13 as compared to the closing price of $25.84 at March 31, 2011. At December 31, 2010, the carrying value of our debt obligations, before the $40 million unamortized debt discount on the 2.50% convertible senior notes, was approximately $17 million less than fair value, primarily due to an increase in the fair value of the 2.50% convertible senior notes as a result of changes in current market interest rates during the period, partially offset by a decrease in fair value on the 2.50% convertible senior notes due to the convertible option feature which is equivalent to a conversion price of approximately $55.13 as compared to the closing price of $23.73 at December 31, 2010. For further discussion of our debt obligations, see Note 8, “Debt Obligations.”

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

Fair Value Hedges

Depending on market conditions, we may use foreign currency future, forward and option contracts to limit our exposure to foreign currency exchange rate fluctuations on contracted revenue streams (hedged item) relating to our Market Technology sales. When the contracted revenue streams meet the definition of a firm commitment, these derivative contracts may be designated as fair value hedges if the applicable hedge criteria are met. Changes in fair value on the derivatives and the related hedged items are recognized in the Condensed Consolidated Statements of Income. As of March 31, 2011 and December 31, 2010, there were no outstanding fair value hedges.

Cash Flow Hedges

In the third quarter of 2008, we entered into interest rate swap agreements that effectively converted $200 million of our senior secured credit facilities in place as of December 31, 2009, which was floating rate debt, to a fixed rate basis through August 2011, thus reducing the impact of interest rate changes on future interest expense. As of December 31, 2009, these interest rate swaps were in a net liability position of $9 million and were recorded in other liabilities in the Condensed Consolidated Balance Sheets. In the first quarter of 2010, in connection with the repayment of our senior secured credit facilities in place as of December 31, 2009, we terminated our interest rate swaps and reclassified into earnings the unrealized loss of $9 million which was included in accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets at December 31, 2009. This loss is included in general, administrative and other expense in the Condensed Consolidated Statements of Income for the three months ended March 31, 2010. See “Senior Unsecured Notes and Credit Facility,” of Note 8, “Debt Obligations,” for further discussion.

All derivative contracts used to manage interest rate risk are measured at fair value and are recorded in assets or liabilities as appropriate with the offset in accumulated other comprehensive loss within NASDAQ OMX stockholders’ equity in the Condensed Consolidated Balance Sheets. Any ineffectiveness would impact earnings through interest expense. There was no material ineffectiveness recorded in earnings for both the three months ended March 31, 2011 and 2010. As of March 31, 2011 and December 31, 2010, there were no outstanding cash flow hedges.

Net Investment Hedges

Net assets of our foreign subsidiaries are exposed to volatility in foreign currency exchange rates. We may utilize net investment hedges to offset the translation adjustment arising from remeasuring our investment in foreign subsidiaries. As of March 31, 2011 and December 31, 2010, there were no outstanding net investment hedges.

Derivatives Not Designated as Hedges

NASDAQ OMX may also enter into economic hedges that either do not qualify or are not designated for hedge accounting treatment. This type of hedge is undertaken when hedge accounting requirements cannot be achieved or management decides not to apply hedge accounting.

We did not enter into any material economic hedges that did not qualify or were not designated for hedge accounting during the three months ended March 31, 2011 and 2010.

15. Commitments, Contingencies and Guarantees

Collateral Received for Clearing Operations, Guarantees Issued and Credit Facilities Available

Collateral Received for Clearing Operations

Through our clearing operations in the derivative markets with NASDAQ OMX Commodities, NASDAQ OMX Stockholm and IDCG, as well as riskless principal trading at NOCC and the resale and repurchase market with NASDAQ OMX Stockholm, we are the legal counterparty for each position traded and thereby guarantee the fulfillment of each contract. The derivatives are not used by the above entities for the purpose of trading on their own behalf and the resale and repurchase agreements are not used for financing purposes by NASDAQ OMX Stockholm. The structure and operations of NASDAQ OMX Commodities and NASDAQ OMX Stockholm differ from most other clearinghouses. See “Derivative Positions, at Fair Value,” and “Resale and Repurchase Agreements, at Contract Value,” of Note 13, “Fair Value of Financial Instruments,” for further discussion.

We require market participants at NASDAQ OMX Commodities and NASDAQ OMX Stockholm to provide collateral and meet certain minimum financial standards to mitigate the risk if they become unable to satisfy their obligations. Total customer pledged collateral with NASDAQ OMX Commodities and NASDAQ OMX Stockholm was $7.2 billion at March 31, 2011 and $8.7 billion at December 31, 2010. This pledged collateral is held by a third-party custodian bank for the benefit of the clearing members and is accessible by NASDAQ OMX in the event of default. NASDAQ OMX Commodities and NASDAQ OMX Stockholm do not receive any interest on these funds as the risks and rewards of collateral ownership, including interest, belong to the counterparty.

We also require market participants at IDCG and NOCC to meet certain minimum financial standards to mitigate the risk if they become unable to satisfy their obligations and to provide collateral to cover the daily margin call as needed. Customer pledged cash collateral held by IDCG and NOCC, which was $22 million at March 31, 2011 and $15 million at December 31, 2010, is included in restricted cash with an offsetting liability included in other current liabilities in the Condensed Consolidated Balance Sheets, as the risks and rewards of collateral ownership, including interest income, belong to IDCG and NOCC. Clearing member pledged cash collateral, included in IDCG’s guaranty fund, was $8 million at both March 31, 2011 and December 31, 2010. This cash is included in non-current restricted cash with an offsetting liability included in other liabilities in the Condensed Consolidated Balance Sheets, as the risks and rewards of collateral ownership, including interest income, belong to IDCG.

Guarantees Issued and Credit Facilities Available

In addition to the collateral pledged by market participants discussed above, we have obtained financial guarantees and credit facilities which are guaranteed by us through counter indemnities, to provide further liquidity and default protection related to our clearing businesses. At March 31, 2011, financial guarantees issued to us totaled $6 million. Credit facilities, which are available in multiple currencies, primarily Swedish Krona and U.S. dollar, totaled $459 million ($208 million in available liquidity and $251 million to satisfy regulatory requirements), none of which was utilized at March 31, 2011. At December 31, 2010, these facilities totaled $440 million ($196 million in available liquidity and $244 million to satisfy regulatory requirements), none of which was utilized.

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

Other Guarantees

We have provided other guarantees as of March 31, 2011 of $21 million, primarily related to obligations for our rental and leasing contracts. In addition, for certain Market Technology contracts, we have provided performance guarantees of $6 million related to the delivery of software technology and support services. We have received financial guarantees from various financial institutions to support the above guarantees. At December 31, 2010, the total of these guarantees was $24 million.

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

Escrow Agreements

In connection with our acquisitions of FTEN and SMARTS, we entered into escrow agreements to secure the payments of post-closing adjustments and other closing conditions. At March 31, 2011, these escrow agreements provide for future payments of $23 million in 2012.

Brokerage Activities

Nasdaq Execution Services and NASDAQ Options Services provide guarantees to securities clearinghouses and exchanges under their standard membership agreements, which require members to guarantee the performance of other members. If a member becomes unable to satisfy its obligations to a clearinghouses or exchange, other members would be required to meet its shortfalls. To mitigate these performance risks, the exchanges and clearinghouses often require members to post collateral, as well as meet certain minimum financial standards. Nasdaq Execution Services’ and NASDAQ Options Services’ maximum potential liability under these arrangements cannot be quantified. However, we believe that the potential for Nasdaq Execution Services and NASDAQ Options Services to be required to make payments under these arrangements is unlikely. Accordingly, no contingent liability is recorded in the Condensed Consolidated Balance Sheets for these arrangements.

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

The following table presents certain information regarding these operating segments for the three months ended March 31, 2011 and 2010.

	Market Services	Issuer Services	Market Technology	Corporate Items and Eliminations	Consolidated
	(in millions)
Three months ended March 31, 2011
Total revenues	$683	$91	$43	$—	$817
Cost of revenues	(402)	—	—	—	(402)

Revenues less transaction rebates, brokerage, clearance and exchange fees	281	91	43	—	415

Income (loss) before income taxes (1)	$125	$30	$1	$(4)	$152

Three months ended March 31, 2010
Total revenues	$652	$84	$34	$1	$771
Cost of revenues	(411)	—	—	—	(411)

Revenues less transaction rebates, brokerage, clearance and exchange fees	241	84	34	1	360

Income before income taxes (2)	$100	$31	$2	$(44)	$89

(1)	The corporate items and eliminations for the three months ended March 31, 2011 primarily include merger and strategic initiatives expense.
(2)

The corporate items and eliminations for the three months ended March 31, 2010 primarily include charges of $40 million related to the repayment of our senior secured credit facilities in place as of December 31, 2009. See “Senior Unsecured Notes and Credit Facility,” of Note 8, “Debt Obligations,” for further discussion.

For further discussion of our segments’ results, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Segment Operating Results.”

17. Subsequent Events

Joint Proposal to Acquire NYSE Euronext

On April 1, 2011, NASDAQ OMX and Intercontinental Exchange, or ICE, announced they had made a joint proposal to acquire NYSE Euronext for $42.50 in cash and stock per NYSE Euronext share, or approximately $11.3 billion, based on the respective NASDAQ OMX and ICE closing share prices as of March 31, 2011. Under the terms of the proposed acquisition, NYSE Euronext stockholders would receive $14.24 in cash, plus 0.4069 of a share of NASDAQ OMX common stock and 0.1436 of a share of ICE common stock for each NYSE Euronext share. In total, NASDAQ OMX would contribute $2.121 billion in cash and approximately 108 million shares of NASDAQ common stock and assume $2.074 billion of existing NYSE Euronext debt, and ICE would contribute $1.65 billion in cash and approximately 38 million shares of ICE common stock. The proposed acquisition is conditioned on confirmatory due diligence of NYSE Euronext and would require approval from a majority of NASDAQ OMX stockholders, a majority of ICE stockholders and a majority of NYSE Euronext stockholders.

As part of the proposal, ICE would acquire NYSE Euronext’s European derivatives businesses and certain other entities and assets of NYSE Euronext, together with their related liabilities, and NASDAQ OMX would retain NYSE Euronext’s remaining entities and assets, including the NYSE Euronext stock exchanges in New York, Paris, Brussels, Amsterdam and Lisbon, as well as its U.S. options business, together with their related liabilities. NASDAQ OMX and ICE will continue to operate as separate businesses throughout the proposed transaction and, if consummated, after its completion.

NASDAQ OMX and ICE would finance the $3.8 billion cash portion of the acquisition purchase price through cash on hand and new financing commitments. Both firms have received fully committed financing in connection with the acquisition proposed April 1, 2011 from groups of leading institutions. NASDAQ OMX’s commitments, from Bank of America, N.A., UBS Loan Finance LLC, Nordea Bank AB (publ) and Skandinaviska Enskilda

Banken AB (publ), include a $2.25 billion term loan facility and a $750 million revolving credit facility, portions of which would be used to repay indebtedness under NASDAQ OMX’s existing credit agreement. The financing commitments are subject to the satisfaction of customary conditions precedent. The repayment of debt would be financed by the cash flows of the combined companies.

On April 10, 2011, NYSE Euronext’s board of directors rejected the NASDAQ OMX and ICE joint proposal and stated its commitment to its existing combination agreement with Deutsche Börse AG, or Deutsche Börse. Later that same day, both NASDAQ OMX and ICE reaffirmed their interest in acquiring NYSE Euronext, citing the benefits to stockholders of all three companies.

On April 19, 2011, NASDAQ OMX and ICE announced they had taken a series of steps demonstrating their commitment to pursuing their joint proposal to acquire NYSE Euronext by providing greater certainty to the NYSE Euronext board which included delivery of a proposed merger agreement to the NYSE Euronext board that is substantially consistent with the terms of the current business combination agreement with Deutsche Börse, an offer to pay a reverse termination fee of $350 million (to be split equally by NASDAQ OMX and ICE) in the event that they are unable to obtain necessary antitrust and competition approvals for the acquisition, and the receipt of fully committed financing in connection with the acquisition proposed April 1, 2011. NASDAQ OMX and ICE also agreed to share equally all break-up or termination fees paid or payable to Deutsche Börse in connection with the acquisition proposal, which are contemplated to total €250.0 million ($353.2 million based on the euro to U.S. dollar exchange rate as of March 31, 2011).

On April 21, 2011, NYSE Euronext’s board of directors rejected the revised proposal of NASDAQ OMX and ICE, but NASDAQ OMX and ICE again reaffirmed their proposal the same day.

The NASDAQ OMX and ICE joint proposal to acquire NYSE Euronext is subject to regulatory approvals in various jurisdictions, including the United States and the European Union. On April 20, 2011, NASDAQ OMX filed a Premerger Notification and Report Form pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the rules and regulations promulgated thereunder, as amended, or the HSR Act. On April 22, 2011, NASDAQ OMX received a request for additional information and documentary material, commonly known as a “second request”, from the Antitrust Division of the United States Department of Justice, or DOJ, in connection with the DOJ’s review of the proposed acquisition under the HSR Act.

On May 2, 2011, NASDAQ OMX and ICE announced that their boards of directors had approved their intent to commence an exchange offer to acquire all of the outstanding shares of NYSE Euronext common stock in a cash and stock transaction for the same consideration per share as discussed above. If NASDAQ OMX and ICE are successful in acquiring shares pursuant to the offer, they would consummate a second step merger as soon as possible thereafter to acquire the remaining NYSE Euronext shares for the same consideration per share.

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

Financial Highlights

The following summarizes significant changes in our financial performance for the three months ended March 31, 2011 when compared with the same period in 2010. In countries with currencies other than the U.S. dollar, revenues and expenses are translated using monthly average exchange rates. The following discussion of results of operations isolates the impact of year-over-year foreign currency fluctuations to better measure the comparability of operating results between periods. Operating results excluding the impact of foreign currency fluctuations are calculated by translating the current period’s results by the prior period’s exchange rates.

•

Revenues less transaction rebates, brokerage, clearance and exchange fees increased $55 million, or 15.3%, to $415 million in the first quarter of 2011, compared with $360 million in the same period in 2010, reflecting an operational increase in revenues of $45 million and a favorable impact from foreign exchange of $10 million. The increase in operational revenues was primarily due to:

•	an increase in derivative trading and clearing revenues less transaction rebates, brokerage, clearance and exchange fees of $17 million;

•	an increase in access services revenues of $13 million;

•	an increase in cash equity trading revenues less transaction rebates, brokerage, clearance and exchange fees of $6 million;

•	an increase in corporate solutions revenues of $5 million; and

•	an increase in market technology revenues of $5 million.

•

Operating expenses decreased $14 million, or 5.6%, to $234 million in the first quarter of 2011, compared with $248 million in the same period in 2010, reflecting a decrease in operating expenses of $22 million, partially offset by an unfavorable impact from foreign exchange of $8 million. The operational decrease in operating expenses was primarily due to a decrease in general, administrative and other expense in the first quarter of 2011 due to charges incurred in the first quarter of 2010 in connection with the January 2010 repayment of our senior secured credit facilities in place as of December 31, 2009. Partially offsetting this decrease were operational increases in compensation expense and merger and strategic initiatives expense.

•

Interest expense increased $5 million, or 20.0%, to $30 million in the first quarter of 2011, compared with $25 million in the same period in 2010 as a result of the 2018 Notes issued in December 2010.

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

•

The number of companies seeking equity financing, which is affected by factors such as investor demand, the global economy and availability of diverse sources of financing as well as tax and regulatory policies;

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

Currently our business drivers are defined by investors’ cautious outlook about the pace of global economic recovery and the economic effect of recent natural disasters and political instability around the world, and governments’ ability to fund their sovereign debt. The lack of confidence in the prospects for growth results in sporadic increases in the level of market volatility and lackluster trading volume. Additional impacts on our business drivers include the international enactment and implementation of new legislative and regulatory initiatives, and the continued rapid evolution and deployment of new technology in the financial services industry. The business environment that influenced our financial performance for the first quarter of 2011 may be characterized as follows:

•

A modest increase in the pace of new equity issuance in the U.S. with 22 IPOs on The NASDAQ Stock Market, up from 15 in the first quarter of 2010. IPO activity remained weak in the Nordics with one IPO on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic;

•

Matched share volume for all our U.S. markets decreased 24.9% relative to the first quarter of 2010 driven by a modest decline in overall U.S. volume, a decline in our market share due to intense competition from both off-exchange trading and from other U.S. exchanges;

•

A 21.6% increase relative to the first quarter of 2010 in the number of cash equity transactions on our Nordic and Baltic exchanges driven by increased levels of trading as participants increasingly adopt algorithmic trading;

•

A 3.4% increase relative to the first quarter of 2010 in the SEK value of cash equity transactions on our Nordic and Baltic exchanges resulting from increased volume levels and higher 12-month equity valuations;

•

Growth of 8.2% experienced by our Nordic and Baltic exchanges relative to the first quarter of 2010 in the number of traded and cleared equity and fixed-income contracts (excluding Eurex) driven by growth in fixed-income trading;

•

Intense competition among U.S. exchanges and dealer-owned systems for cash equity trading volume and strong competition between multilateral trading facilities and exchanges in Europe for equity trading volume;

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

NASDAQ OMX’s Operating Results

Key Drivers

The following table includes key drivers for our Market Services, Issuer Services and Market Technology segments. In evaluating the performance of our business, our senior management closely watches these key drivers.

	Three Months Ended March 31,
	2011	2010
Market Services
Cash Equity Trading
NASDAQ securities
Average daily share volume (in billions)	2.05	2.34
Matched market share executed on NASDAQ	26.8%	29.1%
Matched market share executed on NASDAQ OMX BX	1.4%	3.7%
Matched market share executed on NASDAQ OMX PSX	0.9%	—
Market share reported to the FINRA/NASDAQ Trade Reporting Facility(1)	32.7%	38.6%
Total market share(2)	61.8%	71.5%
NYSE securities
Average daily share volume (in billions)	4.54	4.83
Matched market share executed on NASDAQ	11.8%	15.2%
Matched market share executed on NASDAQ OMX BX	2.0%	4.4%
Matched market share executed on NASDAQ OMX PSX	0.8%	—
Market share reported to the FINRA/NASDAQ Trade Reporting Facility(1)	29.9%	33.5%
Total market share(2)	44.5%	53.1%
NYSE Amex and regional securities
Average daily share volume (in billions)	1.35	1.47
Matched market share executed on NASDAQ	16.8%	21.6%
Matched market share executed on NASDAQ OMX BX	1.7%	2.4%
Matched market share executed on NASDAQ OMX PSX	1.3%	—
Market share reported to the FINRA/NASDAQ Trade Reporting Facility(1)	27.1%	32.3%
Total market share(2)	46.9%	56.3%
Total U.S.-listed equities
Average daily share volume (in billions)	7.94	8.64
Matched share volume (in billions)	94.8	126.2
Matched market share executed on NASDAQ	16.5%	20.0%
Matched market share executed on NASDAQ OMX BX	1.8%	3.9%
Matched market share executed on NASDAQ OMX PSX	0.9%	—
NASDAQ OMX Nordic and NASDAQ OMX Baltic
Average daily number of equity trades	338,534	278,372
Average daily value of shares traded (in billions)	$4.1	$3.6
Derivative Trading and Clearing
U.S. Equity Options
Total industry average daily volume (in millions)	17.3	14.0
NASDAQ OMX PHLX matched market share	23.5%	21.3%
The NASDAQ Options Market matched market share	5.2%	2.5%
NASDAQ OMX Nordic and NASDAQ OMX Baltic
Average Daily Volume:
Options, futures and fixed-income contracts	455,845	421,275
Finnish option contracts traded on Eurex	177,836	108,576
NASDAQ OMX Commodities
Clearing Turnover:
Power contracts (TWh)(3)	446	687
International Power contracts (TWh)(3)	8	4
Carbon contracts (1000 tCO2)(3)	4,036	11,879
Issuer Services
Initial public offerings
NASDAQ	22	15
Exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic	1	3
New listings
NASDAQ (4)	34	41
Exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic (5)	4	6
Number of listed companies
NASDAQ (6)	2,760	2,823
Exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic(7)	773	792
Market Technology
Order intake (in millions)(8)	$6	$50
Total order value (in millions)(9)	$471	$496

(1)	Transactions reported to the FINRA/NASDAQ Trade Reporting Facility.
(2)	Includes transactions executed on NASDAQ’s, NASDAQ OMX BX’s and NASDAQ OMX PSX’s systems plus trades reported through the FINRA/NASDAQ Trade Reporting Facility.
(3)	Transactions executed on Nord Pool and reported for clearing to NASDAQ OMX Commodities measured by Terawatt hours (TWh) and one thousand metric tons of carbon dioxide (1000 tCO2).
(4)	New listings include IPOs, including those completed on a best efforts basis, issuers that switched from other listing venues, closed-end funds and separately listed ETFs.
(5)	New listings include IPOs and represent companies listed on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic and companies on the alternative markets, NASDAQ OMX First North.
(6)	Number of listed companies for NASDAQ at period end, including separately listed ETFs.
(7)	Represents companies listed on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic and companies on the alternative markets of NASDAQ OMX First North at period end.
(8)	Total contract value of orders signed.
(9)

Represents total contract value of orders signed that are yet to be recognized as revenue. Market Technology deferred revenue, as discussed in Note 7, “Deferred Revenue” to the condensed consolidated financial statements, represents cash payments received that are yet to be recognized as revenue for these signed orders.

Business Segments

We manage, operate and provide our products and services in three business segments: Market Services, Issuer Services and Market Technology.

•

The Market Services segment includes our U.S. and European Transaction Services businesses and our Market Data business, which are interrelated because the Transaction Services businesses generate the quote and trade information that we sell to market participants and data distributors. The Market Services business also includes our Broker Services business.

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

Segment Operating Results

Of our total first quarter 2011 revenues less transaction rebates, brokerage, clearance and exchange fees of $415 million, 67.7% was from our Market Services segment, 21.9% was from our Issuer Services segment and 10.4% was from our Market Technology segment. Of our total first quarter 2010 revenues less transaction rebates, brokerage, clearance and exchange fees of $360 million, 66.9% was from our Market Services segment, 23.3% was from our Issuer Services segment, 9.5% was from our Market Technology segment and 0.3% related to other revenues.

The following table shows our total revenues, cost of revenues and revenues less transaction rebates, brokerage, clearance and exchange fees by segment:

	Three Months Ended March 31,		Percentage
	2011	2010	Change
	(in millions)
Market Services	$683	$652	4.8%
Cost of revenues	(402)	(411)	(2.2)%

Market Services revenues less transaction rebates, brokerage, clearance and exchange fees	281	241	16.6%
Issuer Services	91	84	8.3%
Market Technology	43	34	26.5%
Other	—	1	#

Total revenues less transaction rebates, brokerage, clearance and exchange fees	$415	$360	15.3%

#	Denotes a variance equal to or greater than 100.0%.

MARKET SERVICES

The following table shows total revenues less transaction rebates, brokerage, clearance and exchange fees from our Market Services segment:

	Three Months Ended March 31,		Percentage
	2011	2010	Change
	(in millions)
Transaction Services
Cash Equity Trading Revenues:
U.S. cash equity trading(1)	$365	$403	(9.4)%
Cost of revenues:
Transaction rebates	(242)	(291)	(16.8)%
Brokerage, clearance and exchange fees (1)	(84)	(80)	5.0%

Total U.S. cash equity cost of revenues	(326)	(371)	(12.1)%

U.S. cash equity trading revenues less transaction rebates, brokerage, clearance and exchange fees	39	32	21.9%
European cash equity trading	23	23	—

Total cash equity trading revenues less transaction rebates, brokerage, clearance and exchange fees	62	55	12.7%

Derivative Trading and Clearing Revenues:
U.S. derivative trading and clearing(2)	124	73	69.9%
Cost of revenues:
Transaction rebates	(67)	(36)	86.1%
Brokerage, clearance and exchange fees (2)	(9)	(4)	#

Total U.S. derivative trading and clearing cost of revenues	(76)	(40)	90.0%

U.S. derivative trading and clearing revenues less transaction rebates, brokerage, clearance and exchange fees	48	33	45.5%

European derivative trading and clearing revenues	32	28	14.3%

Total derivative trading and clearing revenues less transaction rebates, brokerage, clearance and exchange fees	80	61	31.1%

Access Services Revenues	53	39	35.9%

Total Transaction Services revenues less transaction rebates, brokerage, clearance and exchange fees	195	155	25.8%

Market Data:
Net U.S. tape plans	27	31	(12.9)%
U.S. market data products	32	31	3.2%
European market data products	22	18	22.2%

Total Market Data revenues	81	80	1.3%

Broker Services	4	4	—
Other Market Services	1	2	(50.0)%

Total Market Services revenues less transaction rebates, brokerage, clearance and exchange fees	$281	$241	16.6%

#	Denotes a variance equal to or greater than 100.0%.
(1)

Includes Section 31 fees of $66 million in the first quarter of 2011 and $55 million in the first quarter of 2010. Section 31 fees are recorded as U.S. cash equity trading revenues with a corresponding amount recorded in cost of revenues.

(2)

Includes Section 31 fees of $7 million in the first quarter of 2011 and $4 million in the first quarter of 2010. Section 31 fees are recorded as U.S. derivative trading and clearing revenues with a corresponding amount recorded in cost of revenues.

Transaction Services

Transaction Services revenues less transaction rebates, brokerage, clearance and exchange fees increased in the first quarter of 2011 compared with the same period in 2010 primarily due to increases in derivative trading and clearing revenues less transaction rebates, brokerage, clearance and exchange fees and access services revenues.

U.S. Cash Equity Trading Revenues

U.S. cash equity trading revenues less transaction rebates, brokerage, clearance and exchange fees increased in the first quarter of 2011 compared with the same period in 2010 primarily due to modified rates, partially offset by a decline in industry volumes and a decline in our matched market share.

U.S. cash equity trading revenues decreased in the first quarter of 2011 compared with the same period in 2010 primarily due to declines in matched share volume on the NASDAQ and NASDAQ OMX BX trading systems due to a decline in industry volumes and a decline in our matched market share, partially offset by an increase in Section 31 pass-through fee revenues.

As discussed above, we record Section 31 fees as U.S. cash equity trading revenues with a corresponding amount recorded as cost of revenues. We are assessed these fees from the SEC and pass them through to our customers in the form of incremental fees. Pass-through fees can increase or decrease due to rate changes by the SEC, the percentage of overall industry volumes processed on our systems, and differences in actual dollar value of shares traded. Since the amount recorded in revenues is equal to the amount recorded in cost of revenues, there is no impact from the fees on our revenues less transaction rebates, brokerage, clearance and exchange fees. Section 31 fees were $66 million in the first quarter of 2011 and $55 million in the first quarter of 2010. The increase in the first quarter of 2011 compared with the same period in 2010 was primarily due to higher Section 31 fee rates, partially offset by lower dollar value traded on the NASDAQ and NASDAQ OMX BX trading systems.

For NASDAQ and NASDAQ OMX PSX we credit a portion of the per share execution charge to the market participant that provides the liquidity and for NASDAQ OMX BX we credit a portion of the per share execution charge to the market participant that takes the liquidity. These transaction rebates decreased in the first quarter of 2011 compared with the same period in 2010. The decrease was primarily due to declines in matched share volume on NASDAQ’s trading system due to a decline in industry volumes and a decline in our matched market share, partially offset by higher average rebate rates due to changes in our pricing program on the NASDAQ, NASDAQ OMX BX and NASDAQ OMX PSX trading systems.

Brokerage, clearance and exchange fees increased in the first quarter of 2011 compared with the same period in 2010 primarily due to an increase in Section 31 pass-through fees, partially offset by a decrease in the amount of volume routed by NASDAQ due to declines in industry volumes.

European Cash Equity Trading Revenues

European cash equity trading revenues include trading revenues from equity products traded on the NASDAQ OMX Nordic and NASDAQ OMX Baltic exchanges and NEURO (for periods prior to closing our NEURO business). European cash equity trading revenues remained flat in the first quarter of 2011 compared with the same period in 2010 as increases in trading activity and a favorable impact from foreign exchange of $1 million were offset by lower average fees.

U.S. Derivative Trading and Clearing Revenues

U.S. derivative trading and clearing revenues and revenues less transaction rebates, brokerage, clearance and exchange fees increased in the first quarter of 2011 compared with the same period in 2010 primarily due to increases in market share and industry volumes.

Similar to U.S. cash equity trading, Section 31 fees are recorded as derivative trading and clearing revenues with a corresponding amount recorded as cost of revenues. We are assessed these fees from the SEC and pass them through to our customers in the form of incremental fees. Since the amount recorded in revenues is equal to the amount recorded in cost of revenues, there is no impact on our revenues less transaction rebates, brokerage, clearance and exchange fees. Section 31 fees were $7 million in the first quarter of 2011 and $4 million in the first quarter of 2010.

Transaction rebates, in which we credit a portion of the per share execution charge to the market participant, increased in the first quarter of 2011 compared with the same period in 2010 primarily due to increases in market share and industry volumes.

Brokerage, clearance and exchange fees increased in the first quarter of 2011 compared with the same period in 2010 primarily due to an increase in Section 31 pass-through fee revenues.

European Derivative Trading and Clearing Revenues

European derivative trading and clearing revenues include trading and clearing revenues from derivative products traded on NASDAQ OMX Stockholm, as well as clearing revenues from resale and repurchase agreements on NASDAQ OMX Stockholm, trading and clearing revenues from derivative products on NASDAQ OMX Copenhagen and revenues from NASDAQ OMX Commodities. European derivative trading and clearing revenues increased in the first quarter of 2011 compared with the same period in 2010 primarily due to higher trading and clearing revenues for options and futures contracts, as well as fixed-income products due to higher trading and clearing volumes. Also contributing to the increase in the first quarter of 2011 was a favorable impact from foreign exchange of $2 million.

European derivative trading and clearing revenues included:

•	trading and clearing revenues for options and futures contracts of $14 million in the first quarter of 2011 compared with $12 million in the first quarter of 2010;

•

trading and clearing revenues for energy and carbon products of $11 million in the first quarter of 2011 compared with $10 million in the first quarter of 2010. Beginning in May 2010, trading and clearing revenues for energy and carbon products include revenues from Nord Pool;

•	trading and clearing revenues from fixed-income products of $6 million in the first quarter of 2011 compared with $4 million in the first quarter of 2010; and

•	other revenues and fees of $1 million in the first quarter of 2011 compared with $2 million in the first quarter of 2010.

Access Services Revenues

Access services revenues increased in the first quarter of 2011 compared with the same period in 2010 primarily due to an increase in revenues resulting from our acquisition of FTEN in December 2010, increased demand for co-location and network connectivity services and a revised fee structure for access services.

Market Data

Market Data revenues increased slightly in the first quarter of 2011 compared with the same period in 2010. Increases in U.S. and European market data products revenues were partially offset by a decrease in net U.S. tape plans revenues.

The decline in net U.S. tape plans revenues in the first quarter of 2011 compared with the same period in 2010 was primarily due to lower plan shareable revenue and to declines in NASDAQ’s trading and quoting market share of U.S. cash equities, as calculated under the SEC-mandated market data revenue quoting and trading formula.

The increase in U.S. market data products revenues in the first quarter of 2011 compared with the same period in 2010 was primarily due to growth of new products such as BX TotalView, options data feeds and global access products.

The increase in European market data products revenues in the first quarter of 2011 compared with the same period in 2010 was primarily due to modified fees for market data products, an increase in revenues as a result of data usage audits and a favorable impact from foreign exchange of $1 million.

Broker Services

Broker Services revenues remained flat in the first quarter of 2011 compared with the same period in 2010.

ISSUER SERVICES

The following table shows revenues from our Issuer Services segment:

	Three Months Ended March 31,		Percentage
	2011	2010	Change
	(in millions)
Global Listing Services:
Annual renewal fees	$29	$28	3.6%
Listing of additional shares fees	10	9	11.1%
Initial listing fees	4	5	(20.0)%

Total U.S. listing fees	43	42	2.4%
European listing fees	13	13	—
Corporate Solutions	22	17	29.4%

Total Global Listing Services	78	72	8.3%
Global Index Group	13	12	8.3%

Total Issuer Services revenues	$91	$84	8.3%

Global Listing Services

Global Listing Services revenues increased in the first quarter of 2011 compared with the same period in 2010 primarily due to an increase in Corporate Solutions revenues.

U.S. Listing Services Revenues

Annual renewal fees increased slightly in the first quarter of 2011 compared with the same period in 2010. Annual renewal fees are recognized ratably over a 12-month period.

Listing of additional shares fees increased slightly in the first quarter of 2011 compared with the same period in 2010. Listing of additional shares fees are amortized on a straight-line basis over an estimated service period of four years. Therefore, revenues for each period will vary depending on the change in the total shares outstanding for companies listed on The NASDAQ Stock Market in each of the preceding four years.

Initial listing fees decreased slightly in the first quarter of 2011 compared with the same period in 2010. Initial listing fees are amortized on a straight-line basis over an estimated service period of six years. Therefore, revenues for each year will vary depending on the number of new listings, which include IPOs, in each of the preceding six years. New listings were 34 during the first quarter of 2011 compared with 41 during the first quarter of 2010. The decrease in new listings during the first quarter of 2011 will impact future revenues as these fees are amortized on a straight-line basis over the estimated service period of six years.

European Listing Services Revenues

European Listing Services revenues remained flat in the first quarter of 2011 compared with the same period in 2010. European Listing Services revenues are recognized ratably over a 12-month period.

Corporate Solutions Revenues

Corporate Solutions revenues increased in the first quarter of 2011 compared with the same period in 2010 primarily due to expanding customer utilization of Shareholder.com and Directors Desk, as well as revenues from our acquisition of ZVM in December 2010.

Global Index Group Revenues

Global Index Group revenues increased slightly in the first quarter of 2011 compared with the same period in 2010 primarily due to an increase in underlying assets associated with NASDAQ OMX-licensed ETFs and other financial products, partially offset by a decrease in volume for licensed derivative products in the first quarter of 2011.

MARKET TECHNOLOGY

The following table shows the revenues from our Market Technology segment:

	Three Months Ended March 31,		Percentage
	2011	2010	Change
	(in millions)
Market Technology:
License, support and facility management revenues	$28	$26	7.7%
Delivery project revenues	6	4	50.0%
Change request, advisory and broker surveillance revenues	9	4	#

Total Market Technology revenues	$43	$34	26.5%

#	Denotes a variance equal to or greater than 100.0%.

Market Technology revenues increased in the first quarter of 2011 compared with the same period in 2010 primarily due to an increase in change request, advisory and broker surveillance revenues.

License, support and facility management revenues increased in the first quarter of 2011 compared with the same period in 2010 primarily due to a favorable impact from foreign exchange of $3 million, partially offset by a decrease in facility management revenues due to the loss of facility management customers.

Delivery project revenues increased in the first quarter of 2011 compared with the same period in 2010 primarily due to higher deliveries of market technology contracts during the first quarter of 2011.

Change request, advisory and broker surveillance revenues increased in the first quarter of 2011 compared with the same period in 2010 primarily due to an increase in broker surveillance revenues resulting from our acquisition of SMARTS in August 2010. In addition, there was a favorable impact from foreign exchange of $1 million in the first quarter of 2011.

As of March 31, 2011, total order value, which represents the total contract value of orders signed that are yet to be recognized as revenues, was $471 million. Market Technology deferred revenue of $150 million, which is included in this amount, represents cash payments received that are yet to be recognized as revenue for these signed orders. See Note 7, “Deferred Revenue,” to the condensed consolidated financial statements for further discussion. The recognition and timing of these revenues depends on many factors, including those that are not within our control. As such, the following table of Market Technology revenues to be recognized in the future represents our best estimate:

Total Order Value
(in millions)
Fiscal year ended:
2011(1)	$105
2012	116
2013	90
2014	63
2015	48
2016 and thereafter	49

Total	$471

(1)	Represents revenues that are anticipated to be recognized over the remaining nine months of 2011.

Expenses

Operating Expenses

The following table shows our operating expenses:

	Three Months Ended March 31,		Percentage
	2011	2010	Change
	(in millions)
Compensation and benefits	$112	$98	14.3%
Marketing and advertising	5	4	25.0%
Depreciation and amortization	27	25	8.0%
Professional and contract services	21	19	10.5%
Computer operations and data communications	17	16	6.3%
Occupancy	23	22	4.5%
Regulatory	9	9	—
Merger and strategic initiatives	5	—	#
General, administrative and other	15	55	(72.7)%

Total operating expenses	$234	$248	(5.6)%

#	Denotes a variance equal to or greater than 100.0%.

Total operating expenses decreased $14 million in the first quarter of 2011 compared with the same period in 2010, reflecting a decrease in operating expenses of $22 million, partially offset by an unfavorable impact from foreign exchange of $8 million. The operational decrease in operating expenses of $22 million in the first quarter of 2011 was primarily due to a decrease in general, administrative and other expense for charges incurred in the first quarter of 2010 in connection with the January 2010 repayment of our senior secured credit facilities in place as of December 31, 2009. Partially offsetting this decrease were increases in compensation expense and merger and strategic initiatives expense.

Compensation and benefits expense increased in the first quarter of 2011 compared with the same period in 2010 primarily due to an increase in salary expense as a result of our acquisitions of SMARTS, FTEN and ZVM in the second half of 2010, higher compensation expenses reflecting stronger financial performance and an unfavorable impact from foreign exchange of $4 million. Headcount, including staff employed at consolidated entities where we have a controlling financial interest, increased to 2,369 employees at March 31, 2011 from 2,215 employees at March 31, 2010. The increase in headcount was primarily due to our acquisitions of SMARTS, FTEN and ZVM in the second half of 2010.

Merger and strategic initiatives expense was $5 million in the first quarter of 2011 and primarily included costs for advisors, legal and other professional services, related to our joint proposal to acquire NYSE Euronext, as well as costs related to recent acquisitions and other strategic initiatives. See “Joint Proposal to Acquire NYSE Euronext,” of Note 17, “Subsequent Events,” to the condensed consolidated financial statements for further discussion of our joint proposal.

General, administrative and other expense decreased in the first quarter of 2011 compared with the same period in 2010 primarily due to charges incurred in the first quarter of 2010 related to the repayment of our senior secured credit facilities in place as of December 31, 2009. In January 2010, we recorded a pre-tax charge of $40 million, which included the write-off of the remaining unamortized balance of debt issuance costs incurred in conjunction with our senior secured credit facilities in place as of December 31, 2009 of $28 million, costs to terminate our float-to-fixed interest rate swaps previously designated as a cash flow hedge of $9 million and other costs of $3 million. See “Senior Unsecured Notes and Credit Facility,” of Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion.

Non-operating Income and Expenses

The following table presents our non-operating income and expenses:

	Three Months Ended March 31,		Percentage
	2011	2010	Change
	(in millions)
Interest income	$2	$2	—
Interest expense	(30)	(25)	20.0%

Net interest expense	(28)	(23)	21.7%
Dividend and investment income	(1)	—	#

Total non-operating income and (expenses)	$(29)	$(23)	26.1%

#	Denotes a variance equal to or greater than 100.0%.

Total non-operating expenses increased $6 million in the first quarter of 2011 compared with the same period in 2010 primarily due to an increase in interest expense.

Interest Expense

Interest expense for the first quarter of 2011 was $30 million, and was comprised of $23 million in interest expense, $4 million of non-cash expense associated with accretion of debt discounts, $2 million in non-cash debt issuance amortization expense and $1 million of other bank-related fees. Interest expense for the first quarter of 2010 was $25 million, and was comprised of $19 million in interest expense, $4 million of non-cash expense associated with accretion of debt discounts, $1 million in non-cash debt issuance amortization expense and $1 million of other bank-related fees. Interest expense increased in the first quarter of 2011 compared with the same period in 2010 primarily due to additional interest expense as a result of the 2018 Notes issued in December 2010.

Income Taxes

NASDAQ OMX’s income tax provision was $49 million in the first quarter of 2011 compared with $29 million in the first quarter of 2010. The overall effective tax rate was 32% in the first quarter of 2011 and 33% in the first quarter of 2010. The lower effective tax rate in the first quarter of 2011 when compared to the first quarter of 2010 was primarily due to a change in the geographic mix of earnings and losses.

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

NASDAQ OMX and its eligible subsidiaries file a consolidated U.S. federal income tax return and applicable state and local income tax returns and non-U.S. income tax returns. The review of federal income tax returns for the years 2007 through 2009 by the Internal Revenue Service is expected to commence in 2011. Several state tax returns are currently under examination by the respective tax authorities for the years 2000 through 2008 and we are subject to examination for 2009. Non-U.S. tax returns are subject to review by the respective tax authorities for years 2003 through 2009. We anticipate that the amount of unrecognized tax benefits at March 31, 2011 will significantly decrease in the next twelve months as we expect to settle certain tax audits. The final outcome of such audits cannot yet be determined. We anticipate that such adjustments will not have a material impact on our condensed consolidated financial position or results of operations.

In the fourth quarter of 2010, we received an appeal from the Finnish Tax Authority in which such authority challenges certain interest expense deductions claimed by NASDAQ OMX in Finland for the years 2009 and 2008. NASDAQ OMX’s tax return position with respect to this deduction was previously reviewed and approved by the Finnish Tax Authority. The appeal also demands certain penalties be paid with regards to such tax return filing position. If the Finnish Tax Authority prevails in their challenge, additional tax and penalties for such years would total approximately $10 million. We expect the Finnish Tax Authority to agree with our position once its review is completed and, as such, believe it is unlikely NASDAQ OMX will be assessed any additional tax and penalties. Through March 31, 2011, we have recorded the tax benefits associated with such filing position.

In June 2009, NASDAQ OMX filed an application for an advance tax ruling with the Swedish Tax Council for Advance Tax Rulings. The application was filed to confirm whether certain interest expense is deductible for Swedish tax purposes under legislation that became effective on January 1, 2009. In June 2010, we received a favorable response from the Swedish Tax Council for Advance Tax Rulings in which all members of the Council agreed that such interest expense is deductible for Swedish tax purposes. The Swedish Tax Agency has appealed such ruling to the Swedish Supreme Administrative Court. We expect the Swedish Supreme Administrative Court to agree with the ruling from the Swedish Tax Council for Advance Tax Rulings. In the first quarter of 2011 we recorded a tax benefit of $5 million, or $0.03 per diluted share, and in the first quarter of 2010 we recorded a tax benefit of $5 million, or $0.02 per diluted share, related to this matter. Since January 1, 2009, we have recorded a tax benefit of $42 million, or $0.20 per diluted share, related to this matter.

Non-GAAP Financial Measures

In addition to disclosing results determined in accordance with GAAP, we have also provided non-GAAP net income attributable to NASDAQ OMX and non-GAAP diluted earnings per share. Management uses this non-GAAP information internally, along with GAAP information, in evaluating our performance and in making financial and operational decisions.

We believe our presentation of these measures provides investors with greater transparency and supplemental data relating to our financial condition and results of operations. In addition, we believe the presentation of these measures is useful to investors for period-to-period comparison of results as the items described below do not reflect operating performance. These measures are not in accordance with, or an alternative to, GAAP, and may be different from non-GAAP measures used by other companies. Investors should not rely on any single financial measure when evaluating our business. We recommend investors review the GAAP financial measures included in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the notes thereto. When viewed in conjunction with our GAAP results and the accompanying reconciliation, we believe these non-GAAP measures provide greater transparency and a more complete understanding of factors affecting our business than GAAP measures alone. Our management uses these measures to evaluate operating performance and management decisions during the reporting period are made by excluding certain items that we believe have less significance on, or do not impact, the day-to-day performance of our business. We understand that analysts and investors regularly rely on non-GAAP financial measures, such as non-GAAP net income and non-GAAP diluted earnings per share, to assess operating performance. We use non-GAAP net income attributable to NASDAQ OMX and non-GAAP diluted earnings per share because they more clearly highlight trends in our business that may not otherwise be apparent when relying solely on GAAP financial measures, since these measures eliminate from our results specific financial items that have less bearing on our operating performance. Non-GAAP net income attributable to NASDAQ OMX for the periods presented below is calculated by adjusting net income attributable to NASDAQ OMX for charges or gains related to acquisition and divestiture transactions, integration activities related to acquisitions and other significant infrequent charges or gains and their related income tax effects that are not related to our core business. We do not believe these items are representative of our future operating performance since these charges were not consistent with our normal operating performance.

Non-GAAP adjustments for the three months ended March 31, 2011 primarily related to the following:

(i) asset retirement charges primarily related to obsolete technology, (ii) sublease reserve charge recorded on space we occupy in Woborn, Massachusetts, (iii) merger and strategic initiatives costs, primarily costs for advisors, legal and other professional services, related to our joint proposal to acquire NYSE Euronext, as well as costs related to recent acquisitions and other strategic initiatives and (iv) adjustment to the income tax provision to reflect these non-GAAP adjustments.

Non-GAAP adjustments for the three months ended March 31, 2010 primarily related to the following:

(i) debt related charges associated with the repayment of our senior secured credit facilities in place as of December 31, 2009, (ii) asset retirement charges, primarily related to obsolete technology associated with recent acquisitions, (iii) workforce reduction costs related to recent acquisitions, (iv) sublease loss reserve charge recorded on the space we occupy in San Francisco, related to the sale of Carpenter Moore and (v) adjustment to the income tax provision to reflect these non-GAAP adjustments.

The following table represents reconciliations between GAAP net income and diluted earnings per share and non-GAAP net income and diluted earnings per share:

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010
	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
	(in millions, except per share amounts)
GAAP net income and diluted earnings per share attributable to NASDAQ OMX	$104	$0.57	$61	$0.28
Non-GAAP adjustments:
Debt repayment	—	—	40	0.19
Asset retirements	1	0.01	3	0.01
Workforce reductions	—	—	2	0.01
Sublease reserves	2	0.01	2	0.01
Merger and strategic initiatives	5	0.03	—	—
Other	1	0.01	—	—
Adjustment to the income tax provision to reflect non-GAAP adjustments(1)	(3)	(0.02)	(16)	(0.07)

Total non-GAAP adjustments, net of tax	6	0.04	31	0.15

Non-GAAP net income and diluted earnings per share attributable to NASDAQ OMX	$110	$0.61	$92	$0.43

Denominator for diluted earnings per share		181,080,072		214,761,357

(1)	We determine the tax effect of each item based on the tax rules in the respective jurisdiction where the transaction occurred.

Liquidity and Capital Resources

While global markets and economic conditions continue to improve from adverse levels experienced during the past several years, investors and lenders remain cautious about the pace of the global economic recovery. This lack of confidence in the prospects for growth could result in sporadic increases in market volatility and lackluster trading volumes, which could in turn affect our ability to obtain additional funding from lenders. Currently, our cost and availability of funding remain healthy and we expect to be positively impacted by continued improvements in the credit markets as we expect to be able to obtain improved terms should we seek either new debt financing or refinancing of our existing obligations.

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

In the near term, we expect that our operations will provide sufficient cash to fund our operating expenses, capital expenditures, and interest payments on our debt obligations. Working capital (calculated as current assets less current liabilities) was $380 million at March 31, 2011, compared with $279 million at December 31, 2010, an increase of $101 million. As of March 31, 2011, our cash and cash equivalents of $439 million were primarily invested in money market funds. In the long-term, we may use both internally generated funds and external sources to satisfy our debt and other long-term liabilities.

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

The following sections discuss the effects of changes in our cash and cash equivalents and cash flows, indebtedness, derivative clearing and broker-dealer net capital requirements and contractual obligations and contingent commitments on our liquidity and capital resources.

Cash and Cash Equivalents and Changes in Cash Flows

Cash and cash equivalents include cash in banks and all non-restricted highly liquid investments with original maturities of three months or less at the time of purchase. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy and alternative investment choices. Restricted cash, which was $60 million as of March 31, 2011 and December 31, 2010, is not available for general use by us due to regulatory and other requirements and is classified as restricted cash in the Condensed Consolidated Balance Sheets. As of March 31, 2011 and December 31, 2010, current restricted cash primarily includes cash held for regulatory purposes at NASDAQ OMX Nordic and cash held in customer margin accounts at IDCG and NOCC. Non-current restricted cash was $105 million at March 31, 2011 and December 31, 2010 and includes a deposit in the guaranty fund of IDCG of $80 million, as well as $25 million segregated for NOCC to improve its liquidity position, which is not available for general use. These amounts are classified as non-current restricted cash in the Condensed Consolidated Balance Sheets.

The following tables summarize our cash and cash equivalents and changes in cash flows:

	March 31, 2011	December 31, 2010	Percentage Change
	(in millions)
Cash and cash equivalents(1)	$439	$315	39.4%

(1)	Cash and cash equivalents exclude restricted cash which is not available for general use by us due to regulatory and other requirements.

	Three Months Ended March 31,		Percentage Change
	2011	2010
	(in millions)
Cash provided by (used in) operating activities	$171	$(16)	#
Cash provided by (used in) investing activities	(24)	33	#
Cash used in financing activities	(27)	(68)	(60.3)%
Effect of exchange rate changes on cash and cash equivalents	4	(8)	#

#	Denotes a variance greater than 100.0%.

Cash and Cash Equivalents

Cash and cash equivalents increased $124 million from December 31, 2010 primarily due to cash provided by operating activities, partially offset by cash used in financing activities and investing activities.

Changes in Cash Flows

Cash Provided by (Used in) Operating Activities

The following items impacted our cash provided by operating activities for the three months ended March 31, 2011:

•	Net income of $103 million, plus:

•

Non-cash items of $27 million comprised primarily of $27 million of depreciation and amortization expense, $7 million of share-based compensation expense, $4 million related to accretion of debt discounts, partially offset by deferred taxes, net of $11 million.

•	Increase in deferred revenue of $108 million mainly due to Global Listing Services’ annual billings.

•	Increase in other current liabilities of $28 million reflecting an increase in income taxes payable related to the timing between quarterly payments and current quarter accruals.

Partially offset by a:

•	Decrease in accrued personnel costs of $55 million primarily due to the payment of our 2010 incentive compensation in the first quarter of 2011, partially offset by the 2011 accrual.

•

Increase in receivables, net of $26 million primarily due to an increase in Transaction Services’ receivables as a result of increased Section 31 fee rates and increased trading activity in the first quarter of 2011, as well as increases within U.S. Listing Services due to timing of collections.

•	Decrease in Section 31 fees payable to SEC of $12 million mainly due to the timing of payments, partially offset by higher Section 31 fee rates due to increased rates in 2011.

The following items impacted our cash used in operating activities for the three months ended March 31, 2010:

•

Increase in other assets of $86 million primarily related to a prepaid expense for a data center lease of $34 million, an increase in non-current restricted cash related to a capital infusion made to NOCC of $25 million to improve its liquidity position, and an increase of $11 million related to receivables for unsettled trades within NASDAQ OMX Commodities related to our U.K. power business.

•	Decrease in Section 31 fees payable to SEC of $80 million mainly due to the timing of payments and lower Section 31 fee rates due to decreased rates in 2010.

•	Increase in receivables, net of $80 million primarily due to the timing of Global Listing Services’ annual billings and the timing of collections of Market Services’ receivables.

•	Decrease in accrued personnel costs of $54 million primarily due to the payment of our 2009 incentive compensation in the first quarter of 2010, partially offset by the 2010 accrual.

Partially offset by an:

•	Increase in deferred revenue of $117 million mainly due to Global Listing Services’ annual billings.

•	Net income of $60 million, plus:

•

Non-cash items of $70 million comprised primarily of $37 million for the refinancing of debt obligations, which includes $28 million for the write-off of the remaining unamortized balance of debt issuance costs incurred in conjunction with our senior secured credit facilities in place as of December 31, 2009 and $9 million in costs to terminate our float-to-fixed interest rate swaps previously designated as a cash flow hedge, depreciation and amortization expense of $25 million and share-based compensation of $8 million, partially offset by deferred taxes, net of $9 million.

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

Cash Provided by (Used in) Investing Activities

Cash used in investing activities in the first quarter of 2011 is primarily due to cash used in connection with the purchase of trading securities, partially offset by cash received from sales and redemptions of trading securities.

Cash provided by investing activities in the first quarter of 2010 is primarily due to proceeds received from sales and redemptions of trading securities, partially offset by purchases of trading securities.

Cash Used in Financing Activities

Cash used in financing activities in the first quarter of 2011 primarily consisted of a $35 million required quarterly principal payment made on our Term Loans.

Cash used in financing activities in the first quarter of 2010 is primarily due to the repayment of our senior secured credit facilities in place as of December 31, 2009 and cash used in connection with our share repurchase program, partially offset by the net proceeds from the issuance of $1 billion of Notes and funding of $700 million in Term Loans in January 2010. For further discussion of our debt obligations see Note 8, “Debt Obligations,” to the condensed consolidated financial statements. For further discussion of our share repurchase program, see “Share Repurchase Program and Share Repurchase from Borse Dubai,” of Note 12, “NASDAQ OMX Stockholders’ Equity,” to the condensed consolidated financial statements.

Indebtedness

The following table summarizes our debt obligations by contractual maturity:

	Maturity Date	March 31, 2011	December 31, 2010
		(in millions)
3.75% convertible notes (net of discount)(1)	October 2012	$—	$—
$700 million senior unsecured term loan facility	January 2013	535	570
2.50% convertible senior notes	August 2013	392	388
4.00% senior unsecured notes (net of discount)	January 2015	398	398
5.25% senior unsecured notes (net of discount)	January 2018	367	367
5.55% senior unsecured notes (net of discount)	January 2020	598	598

Total debt obligations		2,290	2,321
Less current portion		(140)	(140)

Total long-term debt obligations		$2,150	$2,181

(1)	As of March 31, 2011 and December 31, 2010, approximately $0.5 million aggregate principal amount of the 3.75% convertible notes remained outstanding.

Credit Facilities

As discussed in Note 8, “Debt Obligations,” to the condensed consolidated financial statements, in January 2010 NASDAQ OMX entered into a $950 million senior unsecured three-year credit facility. The credit facility provides for an unfunded $250 million revolving credit commitment (including a swingline facility and letter of credit facility) and $700 million of funded Term Loans.

In addition to the $250 million revolving credit commitment, we also have other credit facilities related to our clearinghouses in order to meet liquidity and regulatory requirements. These credit facilities, which are available in multiple currencies, primarily Swedish Krona and U.S. dollar, totaled $459 million ($208 million in available liquidity and $251 million to satisfy regulatory requirements), none of which was utilized at March 31, 2011. At December 31, 2010, these credit facilities totaled $440 million ($196 million in available liquidity and $244 million to satisfy regulatory requirements), none of which was utilized.

Debt Covenants

At March 31, 2011, we were in compliance with the covenants of all of our debt obligations.

See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion of our debt obligations.

Derivative Clearing and Broker-Dealer Net Capital Requirements

Derivative Clearing Operations Regulatory Capital Requirements

We are required to maintain minimum levels of regulatory capital primarily for our clearing operations for NASDAQ OMX Stockholm, NASDAQ OMX Commodities and IDCG. The level of regulatory capital required to be maintained is dependent upon many factors, including market conditions and creditworthiness of the counterparty. At March 31, 2011, we were required to maintain regulatory capital of $292 million which is comprised of:

•	$4 million of restricted cash;

•	$80 million of non-current restricted cash; and

•	$208 million primarily in Swedish government debt securities. These securities are included in financial investments, at fair value in the Condensed Consolidated Balance Sheets as of March 31, 2011.

In addition, we have available credit facilities of $251 million which can be utilized to satisfy our regulatory capital requirements.

Broker-Dealer Net Capital Requirements

Our broker-dealer subsidiaries, Nasdaq Execution Services and NASDAQ Options Services, are subject to regulatory requirements intended to ensure their general financial soundness and liquidity. These requirements obligate these subsidiaries to comply with minimum net capital requirements. At March 31, 2011, Nasdaq Execution Services was required to maintain minimum net capital of $0.3 million and had total net capital of approximately $6.0 million, or $5.7 million in excess of the minimum amount required. At March 31, 2011, NASDAQ Options Services also was required to maintain minimum net capital of $0.3 million and had total net capital of approximately $4.1 million, or $3.8 million in excess of the minimum amount required.

Other Capital Requirements

NASDAQ Options Services also is required to maintain a $2.0 million minimum level of net capital under our clearing arrangement with OCC.

Contractual Obligations and Contingent Commitments

NASDAQ OMX has contractual obligations to make future payments under debt obligations by contract maturity, minimum rental commitments under non-cancelable operating leases, net and other obligations. The following table shows these contractual obligations as of March 31, 2011:

	Payments Due by Period
Contractual Obligations	Total	Remainder of 2011	2012-2013	2014-2015	2016-Thereafter
	(in millions)
Debt obligations by contract maturity (1)	$2,880	$155	$1,026	$530	$1,169
Minimum rental commitments under non-cancelable operating leases, net(2)	529	70	143	113	203
Other obligations(3)	23	—	23	—	—

Total	$3,432	$225	$1,192	$643	$1,372

(1)

Our debt obligations include both principal and interest obligations. A weighted-average interest rate of 2.41% at March 31, 2011 was used to compute the amount of the contractual obligations for interest on our Term Loans. All other debt obligations were calculated on a 360-day basis at the contractual fixed rate multiplied by the aggregate principal amount at March 31, 2011. See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion.

(2)

We lease some of our office space and equipment under non-cancelable operating leases with third parties and sublease office space to third parties. Some of our leases contain renewal options and escalation clauses based on increases in property taxes and building operating costs.

(3)

In connection with our acquisitions of FTEN and SMARTS, we entered into escrow agreements to secure the payment of post-closing adjustments and other closing conditions. At March 31, 2011, these agreements provide for future payments of $23 million.

Off-Balance Sheet Arrangements

Collateral Received for Clearing Operations, Guarantees Issued and Credit Facilities Available

Collateral Received for Clearing Operations

Through our clearing operations in the derivatives markets with NASDAQ OMX Commodities, NASDAQ OMX Stockholm and IDCG, as well as riskless principal trading at NOCC and the resale and repurchase market with NASDAQ OMX Stockholm, we are the legal counterparty for each position traded and thereby guarantee the fulfillment of each contract. We also act as the counterparty for certain trades on OTC derivative contracts. The derivatives are not used by us for the purpose of trading on our own behalf and the resale and repurchase agreements are not used by us for financing purposes. The structure and operations of NASDAQ OMX Commodities and NASDAQ OMX Stockholm differ from most other clearinghouses. See “Derivative Positions, at Fair Value,” of Note 13, “Fair Value of Financial Instruments,” to the condensed consolidated financial statements for further discussion. As a legal counterparty of each transaction, we bear the counterparty risk between the purchaser and seller in the contract. The counterparty risks are measured using models that are agreed to with the Financial Supervisory Authority of the application country, which requires us to provide minimum guarantees and maintain certain levels of regulatory capital.

We require our customers and clearing members to pledge collateral and meet certain minimum financial standards to mitigate the risk if they become unable to satisfy their obligations. Total customer pledged collateral with NASDAQ OMX Commodities and NASDAQ OMX Stockholm was $7.2 billion at March 31, 2011 and $8.7 billion at December 31, 2010. This pledged collateral is held by a third-party custodian bank for the benefit of the clearing members and is accessible by NASDAQ OMX in the event of default. Since these funds are not held by NASDAQ OMX Commodities or NASDAQ OMX Stockholm and they are not available for our use, we do not receive any interest income on these funds.

We also require market participants at IDCG and NOCC to meet certain minimum financial standards to mitigate the risk if they become unable to satisfy their obligations and to provide collateral to cover the daily margin call. Customer pledged cash collateral held by IDCG and NOCC, which was $22 million at March 31, 2011 and $15 million at December 31, 2010, is included in restricted cash with an offsetting liability included in other current liabilities in the Condensed Consolidated Balance Sheets, as the risks and rewards of collateral ownership, including interest income, belongs to IDCG and NOCC. Clearing member pledged cash collateral, included in IDCG’s guaranty fund, was $8 million at both March 31, 2011 and December 31, 2010. This cash is included in non-current restricted cash with an offsetting liability included in other liabilities in the Condensed Consolidated Balance Sheets, as the risks and rewards of collateral ownership, including interest income, belongs to IDCG.

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

Guarantees Issued and Credit Facilities Available

In addition to the collateral pledged by market participants discussed above, we have obtained financial guarantees and credit facilities which are guaranteed by us through counter indemnities, to provide further liquidity and default protection. At March 31, 2011, financial guarantees issued to us totaled $6 million. Credit facilities, which are available in multiple currencies, primarily Swedish Krona and U.S. dollar, totaled $459 million ($208 million in available liquidity and $251 million to satisfy regulatory requirements), none of which was utilized at March 31, 2011. At December 31, 2010, these facilities totaled $440 million ($196 million in available liquidity and $244 million to satisfy regulatory requirements), none of which was utilized.

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

Other Guarantees

We have provided other guarantees as of March 31, 2011 of $21 million, primarily related to obligations for our rental and leasing contracts. In addition, for certain Market Technology contracts, we have performance guarantees of $6 million related to the delivery of software technology and support services. We have received financial guarantees from various financial institutions to support these guarantees. These guarantees totaled $24 million at December 31, 2010.

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

Brokerage Activities

Nasdaq Execution Services and NASDAQ Options Services provide guarantees to securities clearinghouses and exchanges under their standard membership agreements, which require members to guarantee the performance of other members. If a member becomes unable to satisfy its obligations to the clearinghouses, other members would be required to meet its shortfalls. To mitigate these performance risks, the exchanges and clearinghouses often require members to post collateral, as well as meet certain minimum financial standards. Nasdaq Execution Services’ and NASDAQ Options Services’ maximum potential liability under these arrangements cannot be quantified. However, we believe that the potential for Nasdaq Execution Services and NASDAQ Options Services to be required to make payments under these arrangements is unlikely. Accordingly, no contingent liability is recorded in the Condensed Consolidated Balance Sheets for these arrangements.

Review for Potential Goodwill Impairment

Goodwill represents the excess of the purchase price over the value assigned to the net tangible and identifiable intangible assets of a business acquired. Goodwill is allocated to the reporting units based on the assignment of the fair values of each reporting unit of the acquired company. We are required to test goodwill for impairment at the reporting unit level annually, or in interim periods if certain events occur indicating that the carrying value may be impaired. We test for impairment during the fourth quarter of our fiscal year using October 1st carrying values. We considered the need to update our most recent annual goodwill impairment test as of March 31, 2011 and concluded that none of the impairment indicators triggered a revised impairment analysis. As such, we concluded the assumptions used during the annual assessment remained appropriate. There was no impairment of goodwill for the three months ended March 31, 2011 and 2010. Although there is no impairment as of March 31, 2011, events such as economic weakness and unexpected significant declines in operating results of reporting units may result in our having to perform a goodwill impairment test for some or all of our reporting units prior to the required annual assessment. These types of events and the resulting analysis could result in goodwill impairment charges in the future.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

As a result of our operating and financing activities, we are exposed to market risks such as interest rate risk, foreign currency exchange rate risk and credit risk.

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

Interest Rate Risk

The following table summarizes our significant exposure to interest rate risk on our financial assets and liabilities as of March 31, 2011:

	Financial Assets	Financial Liabilities(1)	Negative impact of a 100 bp adverse shift in interest rate(2)
	(in millions)
Floating rate positions(3)	$604	$535	$1
Fixed rate positions(4)	254	1,798	1

Total	$858	$2,333	$2

(1)	Represents total contractual debt obligations.
(2)	Annualized impact of a 100 basis point parallel adverse shift in the yield curve.
(3)	Includes floating rate and fixed interest rates with a maturity or reset date due within 12 months.
(4)	Financial assets primarily consist of Swedish government debt securities, which are classified as trading investment securities, with an average duration of 0.77 years.

We are exposed to cash flow risk on floating rate financial assets, which totaled $604 million at March 31, 2011. When interest rates on financial assets of floating rate positions decrease, net interest income decreases. When interest rates on financial liabilities of floating rate positions increase, net interest expense increases. Based on March 31, 2011 positions, each 1.0% change in interest rate on our net floating rate positions would impact annual pre-tax income negatively by $1 million in total as reflected in the table above.

We are exposed to price risk on our fixed rate financial assets, which totaled $254 million at March 31, 2011. At March 31, 2011, these fixed rate positions have an average outstanding maturity or reset date falling in less than one year. A shift on 1.0% of the interest rate curve would in aggregate impact the fair value of these positions by approximately $1 million. The average duration of the portfolio was 0.77 years. The net effect of such a yield curve shift, taking into account the change in fair value and the increase in interest income, would impact annual pre-tax income negatively by $2 million.

Foreign Currency Exchange Rate Risk

As an international company, we are subject to currency translation risk. For the three months ended March 31, 2011, approximately 35.5% of our revenues less transaction rebates, brokerage, clearance and exchange fees and 27.7% of our operating income were derived in currencies other than the U.S. dollar, primarily the Swedish Krona, Euro, Norwegian Krone and Danish Krone.

Our primary exposure to foreign denominated revenues less transaction rebates, brokerage, clearance and exchange fees and operating income for the three months ended March 31, 2011 is presented in the following table:

	Swedish Krona	Euro	Norwegian Krone	Danish Krone	Other Foreign Currencies
	(in millions, except currency rate)
Average foreign currency rate to the U.S. dollar in the first quarter of 2011	0.1543	1.3685	0.1748	0.1835	#
Percentage of revenues less transaction rebates, brokerage, clearance and exchange fees	23.2%	3.8%	2.7%	2.9%	2.9%
Percentage of operating income	17.8%	6.5%	2.7%	4.1%	(3.4)%
Impact of a 10% adverse currency fluctuation on revenues less transaction rebates, brokerage, clearance and exchange fees	$(10)	$(2)	$(1)	$(1)	$(1)
Impact of a 10% adverse currency fluctuation on operating income	$(3)	$(1)	$—	$(1)	$—

#	Represents multiple foreign currency rates.

Our investments in foreign subsidiaries are exposed to volatility in currency exchange rates through translation of the foreign subsidiaries’ net assets or equity to U.S. dollars. Substantially all of our foreign subsidiaries operate in functional currencies other than the U.S. dollar. Fluctuations in currency exchange rates may create volatility in our reported results as we are required to translate the balance sheets and operational results of these foreign currency denominated subsidiaries into U.S. dollars for consolidated reporting. The translation of foreign subsidiaries non-U.S. dollar balance sheets into U.S. dollars for consolidated reporting results in a cumulative translation adjustment which is recorded in accumulated other comprehensive loss within stockholders’ equity in the Condensed Consolidated Balance Sheets.

Our primary exposure to net assets in foreign currencies as of March 31, 2011 is presented in the following table:

	Net Assets	Impact on Consolidated Equity of a 10% Decrease in Foreign Currency
	(millions of dollars)
Swedish Krona (1)	$4,487	$(449)
Norwegian Krone	285	(28)
Euro	95	(10)
Australian Dollar	87	(9)

(1)	Includes goodwill of $3,455 million and intangible assets, net of $1,098 million.

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

We also have credit risk related to transaction fees that are billed to customers on a monthly basis, in arrears. Our potential exposure to credit losses on these transactions is represented by the receivable balances in our Condensed Consolidated Balance Sheets. Most of our customers are financial institutions whose ability to satisfy their contractual obligations may be impacted by volatile securities markets.

On an ongoing basis we review and evaluate changes in the status of our counterparty’s creditworthiness. Credit losses such as those described above could adversely affect our condensed consolidated financial position and results of operations.

Recently Adopted Accounting Pronouncements

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

This accounting guidance was effective for us beginning on January 1, 2010, except for the disclosure requirements surrounding the reconciliation of Level 3 fair value measurements, which were effective for us on January 1, 2011. Since this guidance only required additional disclosure, it did not affect our financial position or results of operations.

Item 4.	Controls and Procedures.

(a). Disclosure controls and procedures. NASDAQ OMX’s management, with the participation of NASDAQ OMX’s Chief Executive Officer and President and Interim Chief Financial Officer and Controller, has evaluated the effectiveness of NASDAQ OMX’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, NASDAQ OMX’s Chief Executive Officer and President and Interim Chief Financial Officer and Controller have concluded that, as of the end of such period, NASDAQ OMX’s disclosure controls and procedures are effective.

(b). Internal controls over financial reporting. There have been no changes in NASDAQ OMX’s internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, NASDAQ OMX’s internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not currently a party to any litigation that we believe could have a material adverse effect on our business, condensed consolidated financial condition, or operating results. However, from time to time, we have been threatened with, or named as a defendant in, lawsuits or involved in regulatory proceedings.

Item 1A.	Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as filed with the SEC on February 24, 2011, as well as the additional risk factors set forth below in relation to our joint proposal with ICE to acquire NYSE Euronext. These risks could materially and adversely affect our business, financial condition and results of operations. The risks and uncertainties in our Form 10-K are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

Risk Factors Relating to our Offer to Acquire NYSE Euronext

We cannot predict whether our joint proposal with ICE to acquire NYSE Euronext will result in an agreement with NYSE Euronext and, if it does, what final terms may be agreed between the parties. Additionally, the completion of the acquisition would be subject to conditions that we cannot control.

We have not yet had the opportunity to discuss the price and terms of our joint proposal with NYSE Euronext or its directors, and even if we and ICE are successful in negotiating a transaction with NYSE Euronext, the consummation of such transaction would remain subject to conditions the satisfaction of which we cannot control, including, among others, required regulatory approvals and the approval of the transaction by holders of a majority of the holders of shares of our common stock, ICE common stock and NYSE Euronext common stock.

We have already incurred legal and other transaction fees and costs in connection with our joint proposal and will incur additional fees and costs as we continue our pursuit of a transaction with NYSE Euronext, some of which will be payable by us regardless of whether our joint proposal results in an agreement with NYSE Euronext. In addition, the pursuit of an acquisition of NYSE Euronext may absorb the attention of our management that would otherwise be available for the ongoing conduct of our operations and the development of other opportunities that could have been beneficial to us.

In the event that our proposed acquisition of NYSE Euronext is successful, we will incur additional indebtedness.

If we are successful in consummating an acquisition of NYSE Euronext, we will need to incur additional indebtedness to finance the cash portion of the acquisition consideration. In connection with the proposed acquisition of NYSE Euronext, we have obtained committed financing from a group of lenders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Employee Transactions

During the first quarter of 2011, we purchased shares from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants.

The table below represents repurchases made by or on behalf of us or any “affiliated purchaser” of our common stock during the fiscal quarter ended March 31, 2011:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 2011	7,974	$23.83	N/A	N/A
February 2011	23,099	$27.94	N/A	N/A
March 2011	2,101	$27.72	N/A	N/A

Total First Quarter 2011	33,174	$26.94	N/A	N/A

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The exhibits required by this item are listed on the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The NASDAQ OMX Group, Inc.
(Registrant)

Date: May 5, 2011	By:	/S/ ROBERT GREIFELD
	Name:	Robert Greifeld
	Title:	Chief Executive Officer and President

Date: May 5, 2011	By:	/s/ Ronald Hassen
	Name:	Ronald Hassen
	Title:	Interim Chief Financial Officer and Controller

Exhibit Index

Exhibit Number

3.2	By-Laws of NASDAQ OMX (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on April 20, 2011).

11	Statement regarding computation of per share earnings (incorporated herein by reference from Note 11 to the condensed consolidated financial statements under Part I, Item 1 of this Form 10-Q).

31.1	Certification of Chief Executive Officer and President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).

31.2	Certification of Interim Chief Financial Officer and Controller pursuant to Section 302 of Sarbanes-Oxley.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	The following materials from The NASDAQ OMX Group, Inc. Quarterly Report on Form 10-Q for the three months ended March 31, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Income for the three months ended March 31, 2011 and 2010; (ii) Condensed Consolidated Balance Sheets at March 31, 2011 and December 31, 2010; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2011 and 2010; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010; and (v) notes to condensed consolidated financial statements, tagged as block of text. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.