Form 10-Q
period 2011-06-30
NASDAQ OMX GROUP, INC.
filed 2011-08-04
CIK 1120193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2011
Common Stock, $.01 par value per share	177,077,488 shares

The NASDAQ OMX Group, Inc.

Form 10-Q

For the Quarterly Period Ended June 30, 2011

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

This Quarterly Report on Form 10-Q includes market share and industry data that we obtained from industry publications and surveys, reports of governmental agencies and internal company surveys. Industry publications and surveys generally state that the information they contain has been obtained from sources believed to be reliable, but we cannot assure you that this information is accurate or complete. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Statements as to our market position are based on the most currently available market data. For market comparison purposes, The NASDAQ Stock Market data in this Quarterly Report on Form 10-Q for initial public offerings, or IPOs, is based on data generated internally by us, which includes best efforts underwritings and closed-end funds; therefore, the data may not be comparable to other publicly-available IPO data. Data in this Quarterly Report on Form 10-Q for new listings of equity securities on The NASDAQ Stock Market is based on data generated internally by us, which includes best efforts underwritings, issuers that switched from other listing venues, closed-end funds and exchange traded funds, or ETFs. Data in this Quarterly Report on Form 10-Q for IPOs and new listings of equities securities on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic also is based on data generated internally by us. IPOs and new listings data is presented as of period end. While we are not aware of any misstatements regarding industry data presented herein, our estimates involve risks and uncertainties and are subject to change based on various factors. We refer you to the “Risk Factors” section in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, the “Risk Factors” section in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 that was filed with the U.S. Securities and Exchange Commission, or SEC, on May 5, 2011 and the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 that was filed with the SEC on February 24, 2011.

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

Forward-looking statements involve risks and uncertainties. Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements include, among others, the following:

•	our operating results may be lower than expected;

•	loss of significant trading volume, market share or listed companies;

•	economic, political and market conditions and fluctuations, including interest rate and foreign currency risk, inherent in U.S. and international operations;

•	government and industry regulation;

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

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the uncertainty and any risk related to forward-looking statements that we make. These risk factors are discussed under the caption “Part II. Item 1A. Risk Factors,” in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 that was filed with the SEC on May 5, 2011 and more fully described in the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 that was filed with the SEC on February 24, 2011. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. You should carefully read this entire Form 10-Q, including “Part 1. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the condensed consolidated financial statements and the related notes. Except as required by the federal securities laws, we undertake no obligation to update any forward-looking statement, release publicly any revisions to any forward-looking statements or report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART 1—FINANCIAL INFORMATION

Item 1. Financial Statements.

The NASDAQ OMX Group, Inc.

Condensed Consolidated Balance Sheets

(in millions, except share and par value amounts)

	June 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$578	$315
Restricted cash	59	60
Financial investments, at fair value	320	253
Receivables, net	344	298
Deferred tax assets	24	13
Open clearing contracts:
Derivative positions, at fair value	1,417	4,037
Resale agreements, at contract value	3,560	3,441
Other current assets	127	93

Total current assets	6,429	8,510
Non-current restricted cash	105	105
Property and equipment, net	165	164
Non-current deferred tax assets	273	433
Goodwill	5,345	5,127
Intangible assets, net	1,767	1,719
Other non-current assets	133	149

Total assets	$14,217	$16,207

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$180	$142
Section 31 fees payable to SEC	147	82
Accrued personnel costs	88	122
Deferred revenue	202	122
Other current liabilities	158	119
Deferred tax liabilities	27	26
Open clearing contracts:
Derivative positions, at fair value	1,417	4,037
Repurchase agreements, at contract value	3,560	3,441
Current portion of debt obligations	140	140

Total current liabilities	5,919	8,231
Debt obligations	2,069	2,181
Non-current deferred tax liabilities	712	698
Non-current deferred revenue	170	170
Other non-current liabilities	187	198

Total liabilities	9,057	11,478

Commitments and contingencies

Equity
NASDAQ OMX stockholders’ equity:
Common stock, $0.01 par value, 300,000,000 shares authorized, shares issued: 213,379,758 at June 30, 2011 and 213,370,086 at December 31, 2010; shares outstanding: 177,064,158 at June 30, 2011 and 175,782,683 at December 31, 2010	2	2
Preferred stock, 30,000,000 shares authorized, series A convertible preferred stock: shares issued: 1,600,000 at June 30, 2011 and December 31, 2010; shares outstanding: none at June 30, 2011 and December 31, 2010	—	—
Additional paid-in capital	3,780	3,780
Common stock in treasury, at cost: 36,315,600 shares at June 30, 2011 and 37,587,403 shares at December 31, 2010	(770)	(796)
Accumulated other comprehensive loss	(62)	(272)
Retained earnings	2,200	2,004

Total NASDAQ OMX stockholders’ equity	5,150	4,718
Noncontrolling interests	10	11

Total equity	5,160	4,729

Total liabilities and equity	$14,217	$16,207

See accompanying notes to condensed consolidated financial statements.

The NASDAQ OMX Group, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Market Services	$699	$766	$1,382	$1,418
Issuer Services	93	86	184	170
Market Technology	46	34	89	68
Other	—	—	—	1

Total revenues	838	886	1,655	1,657

Cost of revenues:
Transaction rebates	(322)	(384)	(631)	(710)
Brokerage, clearance and exchange fees	(100)	(112)	(193)	(197)

Total cost of revenues	(422)	(496)	(824)	(907)

Revenues less transaction rebates, brokerage, clearance and exchange fees	416	390	831	750

Operating Expenses:
Compensation and benefits	115	103	226	201
Marketing and advertising	5	5	10	9
Depreciation and amortization	26	25	53	50
Professional and contract services	22	20	43	39
Computer operations and data communications	16	14	34	30
Occupancy	23	21	46	43
Regulatory	8	9	17	19
Merger and strategic initiatives	29	1	34	1
General, administrative and other	14	13	27	68

Total operating expenses	258	211	490	460

Operating income	158	179	341	290
Interest income	3	2	5	5
Interest expense	(31)	(26)	(63)	(51)
Dividend and investment income (loss)	—	1	(1)	1
Loss on divestiture of businesses	—	(11)	—	(11)
Income from unconsolidated investees, net	1	1	1	1

Income before income taxes	131	146	283	235
Income tax provision	40	51	89	81

Net income	91	95	194	154
Net loss attributable to noncontrolling interests	1	1	2	3

Net income attributable to NASDAQ OMX	$92	$96	$196	$157

Basic and diluted earnings per share:
Basic earnings per share	$0.52	$0.46	$1.11	$0.75

Diluted earnings per share	$0.51	$0.46	$1.09	$0.74

See accompanying notes to condensed consolidated financial statements.

The NASDAQ OMX Group, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$91	$95	$194	$154
Other comprehensive income (loss):
Net unrealized holding losses on available-for-sale investment securities:
Unrealized holding losses arising during the period	(3)	(5)	(7)	(5)
Income tax benefit	1	2	3	2

Total	(2)	(3)	(4)	(3)

Foreign currency translation gains (losses):
Net foreign currency translation gains (losses)	23	(334)	299	(391)
Income tax (expense) benefit	(1)	128	(85)	147

Total	22	(206)	214	(244)

Unrealized losses on cash flow hedges:
Reclassification adjustment for loss realized in net income on cash flow hedges	—	—	—	9
Income tax benefit recognized in net income during the period	—	—	—	(3)

Total	—	—	—	6

Total other comprehensive income (loss), net of tax	20	(209)	210	(241)

Comprehensive income (loss)	111	(114)	404	(87)

Comprehensive loss attributable to noncontrolling interests	1	1	2	3

Comprehensive income (loss) attributable to NASDAQ OMX	$112	$(113)	$406	$(84)

See accompanying notes to condensed consolidated financial statements.

The NASDAQ OMX Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in millions)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$194	$154
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53	50
Share-based compensation	17	17
Excess tax benefits related to share-based compensation	(6)	(2)
Provision for bad debts	1	2
Deferred income taxes	(21)	(5)
Loss on divestiture of businesses	—	11
Charges related to debt refinancing	—	37
Net income from unconsolidated investees	(1)	(1)
Loss on asset retirements	1	3
Accretion of debt discounts	8	7
Amortization of debt issuance costs	4	3
Other non-cash items included in net income	—	(3)
Net change in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	(43)	(71)
Other assets	65	(61)
Accounts payable and accrued expenses	46	49
Section 31 fees payable to SEC	65	—
Accrued personnel costs	(37)	(39)
Deferred revenue	70	89
Other liabilities	14	(17)

Net cash provided by operating activities	430	223

Cash flows from investing activities:
Purchases of trading securities	(348)	(169)
Proceeds from sales and redemptions of trading securities	298	178
Proceeds from sale of equity method investment	—	1
Acquisitions of businesses, net of cash and cash equivalents acquired and purchase accounting adjustments	(2)	(4)
Purchases of property and equipment	(24)	(20)

Net cash used in investing activities	(76)	(14)

Cash flows from financing activities:
Purchases of noncontrolling interests	—	(2)
Proceeds from debt obligations, net of debt issuance costs	—	1,676
Payments of debt obligations	(120)	(1,741)
Cash paid for repurchase of common stock	—	(200)
Issuances of common stock, net of treasury stock purchases	8	4
Excess tax benefits related to share-based compensation	6	2
Other financing activities	10	3

Net cash used in financing activities	(96)	(258)

Effect of exchange rate changes on cash and cash equivalents	5	(19)

Net increase (decrease) in cash and cash equivalents	263	(68)
Cash and cash equivalents at the beginning of period	315	594

Cash and cash equivalents at the end of period	$578	$526

Supplemental Disclosures
Cash paid for:
Interest	$36	$15
Income taxes, net of refund	$37	$99

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

In the U.S., we operate The NASDAQ Stock Market, a registered national securities exchange. The NASDAQ Stock Market is the largest single cash equities securities market in the U.S. in terms of listed companies and in the world in terms of share value traded. As of June 30, 2011, The NASDAQ Stock Market was home to 2,724 listed companies with a combined market capitalization of approximately $4.7 trillion. In addition, in the U.S. we operate two additional cash equities trading markets, two options markets, a futures market and a derivatives clearinghouse. We also engage in riskless principal trading of over-the-counter, or OTC, power and gas contracts.

In Europe, we operate exchanges in Stockholm (Sweden), Copenhagen (Denmark), Helsinki (Finland), and Iceland as NASDAQ OMX Nordic, and exchanges in Tallinn (Estonia), Riga (Latvia) and Vilnius (Lithuania) as NASDAQ OMX Baltic. Collectively, the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic offer trading in cash equities, bonds, structured products and ETFs, as well as trading and clearing of derivatives and clearing of resale and repurchase agreements. Through NASDAQ OMX First North, our Nordic and Baltic operations also offer alternative marketplaces for smaller companies. As of June 30, 2011, the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic, together with NASDAQ OMX First North, were home to 780 listed companies with a combined market capitalization of approximately $1.1 trillion. We also operate NASDAQ OMX Armenia. In addition, NASDAQ OMX Commodities operates the world’s largest power derivatives exchange, one of Europe’s largest carbon exchanges, and N2EX, a marketplace for physical U.K. power contracts.

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

In the fourth quarter of 2010, we received an appeal from the Finnish Tax Authority in which such authority challenges certain interest expense deductions claimed by NASDAQ OMX in Finland for the years 2008 and 2009. NASDAQ OMX’s tax return position with respect to this deduction was previously reviewed and approved by the Finnish Tax Authority. The appeal also demands certain penalties be paid with regard to the company’s tax return filing position. If the Finnish Tax Authority prevails in its challenge, additional tax and penalties for the years 2008-2010 would total approximately $18 million. We expect the Finnish Tax Authority to agree with our position once its review is completed and, as such, believe it is unlikely NASDAQ OMX will be assessed any additional tax and penalties. Through June 30, 2011, we have recorded the tax benefits associated with the filing position.

In June 2009, NASDAQ OMX filed an application for an advance tax ruling with the Swedish Tax Council for Advance Tax Rulings. The application was filed to confirm whether certain interest expense is deductible for Swedish tax purposes under legislation that became effective on January 1, 2009. In June 2010, we received a favorable response from the Swedish Tax Council for Advance Tax Rulings in which all members of the Council agreed that the interest expense is deductible for Swedish tax purposes. The Swedish Tax Agency has appealed the Council’s ruling to the Swedish Supreme Administrative Court. We expect the Swedish Supreme Administrative Court to agree with the ruling from the Swedish Tax Council for Advance Tax Rulings. In the second quarter of 2011, we recorded a tax benefit of $5 million, or $0.03 per diluted share, and in the second quarter of 2010, we recorded a tax benefit of $4 million, or $0.02 per diluted share, related to this matter. In the first six months of 2011, we recorded a tax benefit of $10 million, or $0.06 per diluted share, and in the first six months of 2010, we recorded a tax benefit of $9 million, or $0.04 per diluted share, related to this matter. Since January 1, 2009, we have recorded a tax benefit of $47 million, or $0.23 per diluted share, related to this matter.

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

4. Acquisitions

We completed the following acquisitions in 2010. The results of operations of each transaction are included in our Condensed Consolidated Statements of Income from the dates of each acquisition. A summary of the allocation of the total purchase consideration is presented as follows:

	Purchase Consideration	Total Net (Liabilities) Assets Acquired	Purchased Intangible Assets	Goodwill
	(in millions)
FTEN(1)	$110	$(1)	$46	$65
SMARTS(2)	77	(5)	28	54
Nord Pool (3)	17	7	2	8

Total for 2010	$204	$1	$76	$127

(1)

In December 2010, we acquired FTEN, Inc., or FTEN, a leading provider of Real-Time Risk Management solutions for the financial securities market for $110 million. FTEN purchase consideration included $11 million held in escrow to be paid in 2012, in accordance with the purchase agreement. We acquired net assets, at fair value, totaling $3 million and recorded a current deferred tax liability of $2 million and a non-current deferred tax liability of $16 million related to purchased intangible assets, and we also recorded a non-current deferred tax asset of $14 million related to net operating loss carry forwards, resulting in total net liabilities acquired of $1 million. The total deferred tax liabilities of $18 million represent the tax effect of the difference between the estimated assigned fair value of the acquired intangible assets ($46 million) and the tax basis ($0) of such assets. The estimated amount of $18 million is determined by multiplying the difference of $46 million by FTEN’s effective tax rate of 39.55%. The purchased intangible assets of $46 million consisted of $23 million in customer relationships, $12 million in technology, $9 million for the FTEN trade name and $2 million related to non-compete agreements.
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

(3)

In May 2010, we acquired Nord Pool, a derivatives trading market, for $17 million (101 million Norwegian Krone). We acquired net assets, at fair value, totaling $8 million and recorded a non-current deferred tax liability of $1 million related to purchased intangible assets, resulting in total net assets acquired of $7 million. Through this acquisition, we now hold a Norwegian exchange license and operate the Nordic power market and the European carbon market on one trading platform.

In the second quarter of 2011, we finalized the allocation of the purchase price for Nord Pool. The above amounts for FTEN and SMARTS represent the preliminary allocation of the purchase price and are subject to revision during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. Adjustments to the provisional values during the measurement period will be pushed back to the date of acquisition. Comparative information for periods after acquisition but before the period in which the adjustments are identified will be adjusted to reflect the effects of the adjustments as if they were taken into account as of the acquisition date. Changes to amounts recorded as assets and liabilities may result in a corresponding adjustment to goodwill. There were no adjustments to the provisional values during the three and six months ended June 30, 2011.

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

Acquisition of Assets of North American Energy Credit and Clearing Corp.

In March 2010, we purchased the assets of North American Energy Credit and Clearing Corp. for an immaterial amount. With this purchase, NASDAQ OMX expanded its presence in the OTC energy commodity markets. The acquisition of these assets was effected through NASDAQ OMX Commodities Clearing Company, or NOCC. In March 2010, we also provided cash of $25 million to NOCC to improve its liquidity position. As of June 30, 2011 and December 31, 2010, this amount is classified as non-current restricted cash in the Condensed Consolidated Balance Sheets.

Pro Forma Results and Acquisition-related Costs

Pro forma results of operations for the acquisitions completed during 2010 have not been presented since the acquisitions both individually and in the aggregate were not material to our financial results.

Acquisition-related costs for the above acquisitions were expensed as incurred and are included in merger and strategic initiatives expense in the Condensed Consolidated Statements of Income.

5. Goodwill and Purchased Intangible Assets

Goodwill

The following table presents the changes in goodwill by business segment during the six months ended June 30, 2011:

	Market Services	Issuer Services	Market Technology	Total
	(in millions)
Balance at December 31, 2010	$4,679	$292	$156	$5,127
Foreign currency translation adjustment	193	14	11	218

Balance at June 30, 2011	$4,872	$306	$167	$5,345

As of June 30, 2011, the amount of goodwill that is expected to be deductible for tax purposes in future periods is $101 million.

Goodwill represents the excess of the purchase price over the value assigned to the net tangible and identifiable intangible assets of a business acquired. Goodwill is allocated to the reporting units based on the assignment of the fair values of each reporting unit of the acquired company. We are required to test goodwill for impairment at the reporting unit level annually, or in interim periods if certain events occur indicating that the carrying value may be impaired. We test for impairment during the fourth quarter of our fiscal year using October 1st carrying values. We considered the need to update our most recent annual goodwill impairment test as of June 30, 2011 and concluded that none of the impairment indicators triggered a revised impairment analysis. As such, we concluded the assumptions used during the annual assessment remained appropriate. There was no impairment of goodwill for the three and six months ended June 30, 2011 and 2010. Although there is no impairment as of June 30, 2011, events such as economic weakness and unexpected significant declines in operating results of reporting units may result in our having to perform a goodwill impairment test for some or all of our reporting units prior to the required annual assessment. These types of events and the resulting analysis could result in goodwill impairment charges in the future.

Purchased Intangible Assets

The following table presents details of our total purchased intangible assets, both finite- and indefinite-lived:

	June 30, 2011				December 31, 2010
	Gross Amount	Accumulated Amortization	Net Amount	Weighted- Average Useful Life (in Years)	Gross Amount	Accumulated Amortization	Net Amount	Weighted- Average Useful Life (in Years)
	(in millions)				(in millions)
Finite-Lived Intangible Assets
Technology	$38	$(8)	$30	9	$72	$(41)	$31	6
Customer relationships	853	(175)	678	21	853	(152)	701	21
Other	6	(1)	5	8	6	(1)	5	8
Foreign currency translation adjustment	20	(2)	18		(15)	4	(11)

Total finite-lived intangible assets	$917	$(186)	$731		$916	$(190)	$726

Indefinite-Lived Intangible Assets
Exchange and clearing registrations	$790	$—	$790		$790	$—	$790
Trade names	181	—	181		181	—	181
Licenses	78	—	78		78	—	78
Foreign currency translation adjustment	(13)	—	(13)		(56)	—	(56)

Total indefinite-lived intangible assets	$1,036	$—	$1,036		$993	$—	$993

Total intangible assets	$1,953	$(186)	$1,767		$1,909	$(190)	$1,719

Amortization expense for purchased finite-lived intangible assets was $13 million for the three months ended June 30, 2011 and $28 million for the six months ended June 30, 2011 compared to $13 million for the three months ended June 30, 2010 and $27 million for the six months ended June 30, 2010.

The estimated future amortization expense (excluding the impact of foreign currency translation adjustments of $18 million as of June 30, 2011) of purchased finite-lived intangible assets as of June 30, 2011 is as follows:

(in millions)
2011(1)	$25
2012	51
2013	50
2014	48
2015	46
2016 and thereafter	493

Total	$713

(1)	Represents the estimated amortization to be recognized for the remaining six months of 2011.

6. Investments

Trading Securities

Trading securities, which are included in financial investments, at fair value in the Condensed Consolidated Balance Sheets, were $295 million as of June 30, 2011 and $220 million as of December 31, 2010. These securities are primarily comprised of Swedish government debt securities, of which $233 million as of June 30, 2011 and $190 million as of December 31, 2010, are restricted assets to meet regulatory capital requirements primarily for NASDAQ OMX Stockholm’s clearing operations.

Available-for-Sale Investment Security

Investment in DFM

Our available-for-sale investment security, which is included in financial investments, at fair value in the Condensed Consolidated Balance Sheets, represents our 1% investment in Dubai Financial Market PJSC, or DFM. In May 2010, we completed the exchange of our equity interest in NASDAQ Dubai Limited, or NASDAQ Dubai, for a 1% investment in DFM. See “Investment in NASDAQ Dubai” below for further discussion.

As of June 30, 2011 and December 31, 2010, the cost basis of this security was $36 million. As of June 30, 2011, the fair value was $25 million and as of December 31, 2010, the fair value was $33 million. The gross change of $11 million between the cost basis and fair value as of June 30, 2011 is reflected as an unrealized holding loss in accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets, net of taxes. We reviewed the carrying value of this investment security to determine whether an other-than-temporary decline in value exists. We considered factors affecting the investee, factors affecting the industry the investee operates in and general market trends. We also considered the length of time the market value has been below the cost basis and the near-term prospects for recovery of unrealized losses. As of June 30, 2011 and December 31, 2010, we have not recognized an other-than-temporary decline in value on this investment security.

Equity Method Investments

In general, the equity method of accounting is used when we own 20% to 50% of the outstanding voting stock and when we are able to exercise significant influence over the operating and financial policies of a company.

Equity interest in our equity method investments was $29 million as of June 30, 2011 and $27 million as of December 31, 2010, which consisted primarily of our equity interest in European Multilateral Clearing Facility N.V., a leading European clearinghouse in which we own a 22% equity stake. Equity method investments are included in other non-current assets in the Condensed Consolidated Balance Sheets.

Income recognized from our equity interest in the earnings and losses of these companies was $1 million for both the three and six months ended June 30, 2011 and 2010.

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

7. Deferred Revenue

Deferred revenue represents cash payments received that are yet to be recognized as revenue. At June 30, 2011, we have estimated that our deferred revenue, which is primarily related to Global Listing Services and Market Technology revenues, will be recognized in the following years:

	Initial Listing Revenues	Listing of Additional Shares Revenues	Annual Renewal and Other Revenues	Market Technology Revenues(2)	Total
	(in millions)
Fiscal year ended:
2011(1)	$8	$19	$96	$30	$153
2012	12	30	2	43	87
2013	8	23	—	34	65
2014	6	11	—	21	38
2015	4	2	—	12	18
2016 and thereafter	3	—	—	8	11

	$41	$85	$98	$148	$372

(1)	Represents deferred revenue that is anticipated to be recognized over the remaining six months of 2011.
(2)

The timing of recognition of our deferred Market Technology revenues is dependent upon when significant modifications are made pursuant to existing contracts. As such, as it relates to these revenues, the timing represents our best estimate.

Our deferred revenue during the six months ended June 30, 2011 and 2010 is reflected in the following table.

	Initial Listing Revenues	Listing of Additional Shares Revenues	Annual Renewal and Other Revenues	Market Technology Revenues (2)	Total
			(in millions)
Balance at January 1, 2011	$42	$83	$21	$146	$292
Additions (1)	7	22	189	25	243
Amortization (1)	(8)	(20)	(113)	(30)	(171)
Translation adjustment	—	—	1	7	8

Balance at June 30, 2011	$41	$85	$98	$148	$372

Balance at January 1, 2010	$46	$76	$18	$125	$265
Additions (1)	6	25	185	14	230
Amortization (1)	(9)	(19)	(104)	(8)	(140)
Translation adjustment	—	—	—	(10)	(10)

Balance at June 30, 2010	$43	$82	$99	$121	$345

(1)

The additions and amortization for initial listing revenues, listing of additional shares revenues and annual renewal and other revenues primarily reflect Issuer Services revenues from U.S. listing revenues.

(2)

Market Technology deferred revenues include revenues from delivered client contracts in the support phase charged during the period. Under contract accounting, where customization and significant modifications to the software are made to meet the needs of our customers, total revenues as well as costs incurred, are deferred until significant modifications are completed and delivered. Once delivered, deferred revenue and the related deferred costs are recognized over the post contract support period. We have included the deferral of costs in other current assets and other non-current assets in the Condensed Consolidated Balance Sheets. The amortization of Market Technology deferred revenue primarily includes revenues earned from client contracts recognized during the period.

8. Debt Obligations

The following table presents the changes in the carrying value of our debt obligations during the six months ended June 30, 2011:

	December 31, 2010	Additions	Payments, Conversions, Accretion and Other	June 30, 2011
	(in millions)
3.75% convertible notes due October 22, 2012 (net of discount)(1)	$—	$—	$—	$—
2.50% convertible senior notes due August 15, 2013	388	—	7	395
4.00% senior unsecured notes due January 15, 2015 (net of discount)(2)	398	—	1	399
5.55% senior unsecured notes due January 15, 2020 (net of discount)(2)	598	—	—	598
$700 million senior unsecured term loan facility credit agreement due January 15, 2013 (average interest rate of 2.26% for the six months ended June 30, 2011)(2)	570	—	(120)	450
5.25% senior unsecured notes due January 16, 2018 (net of discount)(3)	367	—	—	367

Total debt obligations	2,321	—	(112)	2,209
Less current portion	(140)	—	—	(140)

Total long-term debt obligations	$2,181	$—	$(112)	$2,069

(1)	As of June 30, 2011 and December 31, 2010, approximately $0.5 million aggregate principal amount of the 3.75% convertible notes remained outstanding.
(2)	See “Senior Unsecured Notes and Credit Facility” below for further discussion.
(3)	See “5.25% Senior Unsecured Notes” below for further discussion.

2.50% Convertible Senior Notes

During the first quarter of 2008, in connection with the business combination with OMX AB, we completed the offering of $475 million aggregate principal amount of 2.50% convertible senior notes due 2013. The interest rate on the notes is 2.50% per annum payable semi-annually in arrears on February 15 and August 15 and the notes will mature on August 15, 2013. In 2009, we repurchased $47 million aggregate principal amount of the 2.50% convertible senior notes. As a result of the $47 million repurchase, the remaining aggregate principal amount outstanding on these notes as of June 30, 2011 and December 31, 2010 was $428 million.

The notes are convertible in certain circumstances specified in the indenture for the notes. Upon conversion, holders will receive, at the election of NASDAQ OMX, cash, common stock or a combination of cash and common stock. It is our current intent and policy to settle the principal amount of the notes in cash. The conversion rate will initially be 18.1386 shares of common stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $55.13 per share of common stock. At June 30, 2011 and December 31, 2010, the 2.50% convertible senior notes are convertible into 7,757,283 shares of our common stock, subject to adjustment upon the occurrence of specified events. Subject to certain exceptions, if we undergo a “fundamental change” as described in the indenture, holders may require us to purchase their notes at a price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest.

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

The changes in the liability and equity components of our 2.50% convertible senior notes during the six months ended June 30, 2011 are as follows:

	Liability Component			Equity Component
	(in millions)			(in millions)
	Principal Balance	Unamortized Debt Discount	Net Carrying Amount	Gross Equity Component	Deferred Taxes	Net Equity Component
December 31, 2010	$428	$40	$388	$80	$32	$48
Accretion of debt discount	—	(7)	7	—	—	—

June 30, 2011	$428	$33	$395	$80	$32	$48

The unamortized debt discount on the convertible debt was $33 million as of June 30, 2011 and $40 million as of December 31, 2010 and is included in debt obligations in the Condensed Consolidated Balance Sheets. This amount will be accreted as part of interest expense through the maturity date of the convertible debt of August 15, 2013. The effective annual interest rate on the 2.50% convertible senior notes was 6.53% for the three and six months ended June 30, 2011 and 2010, which includes the accretion of the debt discount in addition to the annual contractual interest rate of 2.50%.

As of June 30, 2011 and December 31, 2010, the equity component of the convertible debt included in additional paid-in capital in the Condensed Consolidated Balance Sheets was $48 million. This amount is calculated as follows: $80 million of excess principal of the convertible debt over the carrying amount less $32 million of deferred taxes. The deferred tax liability is determined by multiplying the $80 million of excess principal of the convertible debt over the carrying amount by the U.S. marginal tax rate of 39.55%.

Interest expense recognized on our 2.50% convertible senior notes in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
Components of interest expense recognized on our 2.50% convertible senior notes
Accretion of debt discount	$3	$3	$7	$7
Contractual interest	3	3	5	5

Total interest expense recognized on our 2.50% convertible senior notes	$6	$6	$12	$12

Debt Issuance Costs

In 2008, in conjunction with the issuance of the 2.50% convertible senior notes, we incurred debt issuance costs of $10 million. These costs, which are capitalized and included in other non-current assets in the Condensed Consolidated Balance Sheets, are being amortized over the life of the debt obligation. Amortization expense, which is recorded as additional interest expense for these costs, was immaterial for both the three months ended June 30, 2011 and 2010 and $1 million for both the six months ended June 30, 2011 and 2010.

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

The Notes

The Notes were issued at a discount in two separate series consisting of $400 million aggregate principal amount of 4.00% senior notes due 2015, or the 2015 Notes, and $600 million aggregate principal amount of 5.55% senior notes due 2020, or the 2020 Notes. As a result of the discount, the proceeds received from the issuance were less than the aggregate principal amounts. As of June 30, 2011, the balance of $399 million for the 2015 Notes and the balance of $598 million for the 2020 Notes, reflect the aggregate principal amounts, less the unamortized debt discount. The unamortized debt discount will be accreted through interest expense over the life of the Notes.

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

Under our credit facility, we are required to pay quarterly principal payments of $35 million on our Term Loans. We made required payments of $70 million, as well as an optional payment of $50 million, during the first six months of 2011 on our Term Loans.

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

NASDAQ OMX is permitted to repay borrowings under the credit facility at any time in whole or in part, without penalty. We are also required to repay loans outstanding under the credit facility with net cash proceeds from sales of property and assets of NASDAQ OMX and its subsidiaries (excluding inventory sales and other sales in the ordinary course of business) and casualty and condemnation proceeds, in each case subject to specified exceptions and thresholds.

Debt Issuance and Other Costs

We incurred debt issuance and other costs of $21 million in connection with the issuance of the Notes and the entry into the new credit facility. These costs, which are capitalized and included in other non-current assets in the Condensed Consolidated Balance Sheets, are being amortized over the life of the debt obligations. Amortization expense, which is recorded as additional interest expense for these costs, was $1 million for both the three months ended June 30, 2011 and 2010, $3 million for the six months ended June 30, 2011 and $2 million for the six months ended June 30, 2010.

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

The 2018 Notes were issued at a discount. As a result of the discount, the proceeds received from the issuance were less than the aggregate principal amount. As of June 30, 2011, the balance of $367 million reflects the aggregate principal amount, less the unamortized debt discount. The unamortized debt discount will be accreted through interest expense over the life of the 2018 Notes.

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

Debt Issuance Costs

We incurred debt issuance costs of $3 million in connection with the issuance of the 2018 Notes. These costs, which are capitalized and included in other non-current assets in the Condensed Consolidated Balance Sheets, are being amortized over the life of the debt obligation. Amortization expense, which is recorded as additional interest expense for these costs, was immaterial for both the three and six months ended June 30, 2011.

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

Other Credit Facilities

In addition to the $250 million revolving credit commitment discussed above, we have credit facilities related to our clearinghouses in order to meet liquidity and regulatory requirements. These credit facilities, which are available in multiple currencies, primarily Swedish Krona and U.S. dollar, totaled $460 million ($208 million in available liquidity and $252 million to satisfy regulatory requirements), of which $10 million was utilized at June 30, 2011. At December 31, 2010, these facilities totaled $440 million ($196 million in available liquidity and $244 million to satisfy regulatory requirements), none of which was utilized.

Debt Covenants

At June 30, 2011, we were in compliance with the covenants of all of our debt obligations.

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

Components of Net Periodic Benefit Cost

The following table sets forth the components of net periodic pension, SERP and post-retirement benefit costs from the NASDAQ OMX Benefit Plans recognized in compensation and benefits expense in the Condensed Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
Components of net periodic benefit cost
Interest cost	$2	$1	$3	$3
Expected return on plan assets	(1)	(1)	(2)	(2)
Recognized net actuarial loss	—	1	1	2

Net periodic benefit cost	$1	$1	$2	$3

Non-U.S. Benefit Plans

Most employees outside the U.S. are covered by local retirement plans or by applicable social laws. Benefits under social laws are generally expensed in the periods in which the costs are incurred. These costs are included in compensation and benefits expense in the Condensed Consolidated Statements of Income and were $4 million for the three months ended June 30, 2011, $3 million for the three months ended June 30, 2010 and $7 million for both the six months ended June 30, 2011 and 2010.

As part of the acquisition of Nord Pool’s derivatives, clearing and consulting subsidiaries, we assumed the obligation for several pension plans providing benefits for these employees. The benefit cost for these plans was immaterial for both the three months ended June 30, 2011 and 2010 and was $1 million for both the six months ended June 30, 2011 and 2010.

U.S. Defined Contribution Savings Plan

We sponsor a voluntary defined contribution savings plan, or 401(k) Plan, for U.S. employees. Employees are immediately eligible to make contributions to the plan and are also eligible for an employer contribution match at an amount equal to 100.0% of the first 4.0% of eligible employee contributions. Savings plan expense included in compensation and benefits expense in the Condensed Consolidated Statements of Income was $1 million for both the three months ended June 30, 2011 and 2010 and $2 million for both the six months ended June 30, 2011 and 2010.

We have a profit-sharing contribution feature to our 401(k) Plan which allows eligible U.S. employees to receive employer retirement contributions, or ERCs, when we meet our annual corporate goals. In addition, we have a supplemental ERC for select highly compensated employees whose ERCs are limited by the annual Internal Revenue Service compensation limit. ERC expense recorded in compensation and benefits expense in the Condensed Consolidated Statements of Income was $1 million for both the three months ended June 30, 2011 and 2010 and $2 million for both the six months ended June 30, 2011 and 2010.

Employee Stock Purchase Plan

We have an employee stock purchase plan, or ESPP, under which approximately 3.7 million shares of our common stock have been reserved for future issuance as of June 30, 2011.

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

10. Share-Based Compensation

We have a share-based compensation program that provides our board of directors broad discretion in creating employee equity incentives. Share-based awards, or equity awards, include employee stock options, restricted stock (which includes awards and units) and performance share units, or PSUs. Grants of equity awards are designed to reward employees for their long-term contributions and provide incentives for them to remain with us. For accounting purposes, we consider PSUs to be a form of restricted stock. Restricted stock is generally time-based and vests over two to five-year periods beginning on the date of the grant. Stock options are also generally time-based and expire ten years from the grant date. Stock option and restricted stock awards generally include performance-based accelerated vesting features based on achievement of specific levels of corporate performance. If NASDAQ OMX exceeds the applicable performance parameters, the grants vest on the third anniversary of the grant date, if NASDAQ OMX meets the applicable performance parameters, the grants vest on the fourth anniversary of the grant date, and if NASDAQ OMX does not meet the applicable performance parameters, the grants vest on the fifth anniversary of the grant date.

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

During the first six months of 2011, certain executive officers received grants of 617,940 PSUs. Of these PSUs granted, 100,000 units are subject to a three year performance period and vest at the end of the performance period. The remaining 517,940 units are subject to a one year performance period and generally will vest ratably on an annual basis on December 31, 2012 through December 31, 2014.

During 2010, certain executive officers received grants of PSUs which were subject to a one year performance period. These grants exceeded the applicable performance parameters. As a result, an additional 19,142 units were considered granted in February 2011.

See “Summary of Stock Option Activity” and “Summary of Restricted Stock and PSU Activity” below for further discussion.

Common Shares Available Under Our Equity Incentive Plan

As of June 30, 2011, we had approximately 6.0 million shares of common stock authorized for future issuance under our equity incentive plan.

Summary of Share-Based Compensation Expense

The following table shows the total share-based compensation expense resulting from equity awards and the 15.0% discount for the ESPP for the three and six months ended June 30, 2011 and 2010 in the Condensed Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
Share-based compensation expense before income taxes	$10	$10	$17	$17
Income tax benefit	(4)	(4)	(7)	(7)

Share-based compensation expense after income taxes	$6	$6	$10	$10

We estimated the fair value of stock option awards using the Black-Scholes valuation model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Expected life (in years)	5	5	5	5
Weighted-average risk free interest rate	1.85%	2.53%	2.16%	2.28%
Expected volatility	27.0%	32.0%	27.0%	32.0%
Dividend yield	—	—	—	—
Weighted-average fair value at grant date	$6.95	$6.81	$7.06	$6.36

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

Summary of Stock Option Activity

A summary of stock option activity for the six months ended June 30, 2011 is as follows:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in millions)
Outstanding at January 1, 2011	10,112,842	$16.92	5.7	$89

Granted (1)	1,267,430	25.28
Exercises	(867,712)	9.34
Forfeitures or expirations	(313,607)	27.10

Outstanding at June 30, 2011	10,198,953	$18.29	6.0	$87

Exercisable at June 30, 2011	5,185,438	$13.60	3.4	$73

(1)

Primarily reflects our company-wide equity grant issued in March 2011, which includes a performance-based accelerated vesting feature based on achievement of specific levels of corporate performance, as described above.

We received net cash proceeds of $3 million from the exercise of 404,355 stock options for the three months ended June 30, 2011 and received net cash proceeds of $8 million from the exercise of 867,712 stock options for the six months ended June 30, 2011.

We received net cash proceeds of $1 million from the exercise of 101,406 stock options for the three months ended June 30, 2010 and received net cash proceeds of $2 million from the exercise of 252,689 stock options for the six months ended June 30, 2010. We present excess tax benefits from the exercise of stock options, if any, as financing cash flows.

The aggregate intrinsic value in the above table represents the total pre-tax intrinsic value (i.e., the difference between our closing stock price on June 30, 2011 of $25.30 and the exercise price, times the number of shares) based on stock options with an exercise price less than NASDAQ OMX’s closing price of $25.30 as of June 30, 2011, which would have been received by the option holders had the option holders exercised their stock options on that date. This amount can change based on the fair market value of our common stock. The total number of in-the-money stock options exercisable as of June 30, 2011 was 4.1 million.

As of June 30, 2010, 6.5 million outstanding stock options were exercisable and the weighted-average exercise price was $12.65.

Total fair value of stock options vested was immaterial for both the three months ended June 30, 2011 and 2010 and was $1 million for both the six months ended June 30, 2011 and 2010. The total pre-tax intrinsic value of stock options exercised was $8 million for the three months ended June 30, 2011, $1 million for the three months ended June 30, 2010, $14 million for the six months ended June 30, 2011 and $3 million for the six months ended June 30, 2010.

At June 30, 2011, $17 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.8 years.

Summary of Restricted Stock and PSU Activity

The following table summarizes our restricted stock and PSU activity for the six months ended June 30, 2011:

	Number of Restricted Stock	Weighted-Average Grant Date Fair Value	Number of PSUs	Weighted-Average Grant Date Fair Value
Unvested balances at January 1, 2011	2,759,091	$22.00	1,098,629	$24.25
Granted	1,348,425 (1)	25.36	637,082 (2)	25.18
Vested	(300,426)	24.35	(67,057)	35.94
Forfeited	(319,654)	21.97	(135,693)	28.22

Unvested balances at June 30, 2011	3,487,436	$23.17	1,532,961	$23.77

(1)

Restricted stock granted in 2011 primarily reflects our company-wide grant issued in March 2011, which included a performance-based accelerated vesting feature based on achievement of specific levels of corporate performance, as described above.

(2)	PSUs granted in 2011 primarily reflect awards issued to certain executive officers, as described above.

At June 30, 2011, $63 million of total unrecognized compensation cost related to restricted stock and PSUs is expected to be recognized over a weighted-average period of 2.0 years.

11. Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions, except share and per share amounts)
Numerator:
Net income attributable to NASDAQ OMX	$92	$96	$196	$157
Accretion of series A convertible preferred stock	—	—	—	(1)

Net income attributable to common shareholders	$92	$96	$196	$156

Denominator:
Weighted-average common shares outstanding for basic earnings per share(1)	176,648,140	205,516,508	176,372,002	208,325,318

Weighted-average effect of dilutive securities:
Employee equity awards	3,835,658	3,863,988	3,755,620	3,640,021
3.75% convertible notes assumed converted into common stock	34,482	34,482	34,482	34,482

Weighted-average common shares outstanding for diluted earnings per share(1)	180,518,280	209,414,978	180,162,104	211,999,821

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions, except share and per share amounts)
Basic and diluted earnings per share:
Basic earnings per share	$0.52	$0.46	$1.11	$0.75

Diluted earnings per share	$0.51	$0.46	$1.09	$0.74

(1)

The decrease in the weighted-average common shares outstanding for basic and diluted earnings per share primarily reflects the weighted-average impact of the share repurchase from Borse Dubai and other purchases related to our share repurchase program completed in 2010. See “Share Repurchase Program and Share Repurchase from Borse Dubai,” of Note 12, “NASDAQ OMX Stockholders’ Equity,” for further discussion.

Stock options to purchase 10,198,953 shares of common stock, 5,020,397 shares of restricted stock and PSUs, and convertible notes convertible into 34,482 shares of common stock were outstanding at June 30, 2011. For the three months ended June 30, 2011, we included 6,703,343 of the outstanding stock options and 4,538,137 shares of restricted stock and PSUs in the computation of diluted earnings per share, on a weighted-average basis, as their inclusion was dilutive. For the six months ended June 30, 2011, we included 6,709,093 of the outstanding stock options and 3,073,607 shares of restricted stock and PSUs in the computation of diluted earnings per share, on a weighted-average basis, as their inclusion was dilutive. The remaining stock options and shares of restricted stock and PSUs are antidilutive, and as such, they were properly excluded.

The 3.75% convertible notes are accounted for under the if-converted method, as we previously have settled the convertible notes in shares of our common stock. For the three and six months ended June 30, 2011 and 2010, all of the shares underlying the outstanding 3.75% convertible notes were included in the computation of diluted earnings per share, as their inclusion was dilutive.

The 2.50% convertible senior notes are accounted for under the treasury stock method as it is our intent and policy to settle the principal amount of the notes in cash. Based on the settlement structure of the 2.50% convertible senior notes, which permits the principal amount to be settled in cash and the conversion premium to be settled in shares of our common stock or cash, we will reflect the impact of the convertible spread portion of the convertible notes in the diluted calculation using the treasury stock method. For the three and six months ended June 30, 2011 and 2010, the conversion spread of our 2.50% convertible senior notes was out of the money, and as such, they were properly excluded from the computation of diluted earnings per share.

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

12. NASDAQ OMX Stockholders’ Equity

Common Stock

At June 30, 2011, 300,000,000 shares of our common stock were authorized, 213,379,758 shares were issued and 177,064,158 shares were outstanding. The holders of common stock are entitled to one vote per share, except that our certificate of incorporation limits the ability of any person to vote in excess of 5.0% of the then-outstanding shares of NASDAQ OMX common stock. This limitation does not apply to persons exempted from this limitation by our board of directors prior to the time such person owns more than 5.0% of the then-outstanding shares of NASDAQ OMX common stock.

In 2008, we issued 60,561,515 shares of common stock to Borse Dubai and a trust for Borse Dubai’s economic benefit in connection with the OMX AB business combination. In December 2010, we purchased 22,781,000 shares of our common stock from Borse Dubai. See “Share Repurchase Program and Share Repurchase from Borse Dubai” below for further discussion. In addition, Borse Dubai agreed to sell in a private transaction 8,000,000 shares of our stock to Nomura International plc. Nomura International plc agreed, under a forward sale agreement, to sell these 8,000,000 shares to Investor AB. As a result of the settlement of this forward sale agreement, Investor AB’s ownership in NASDAQ OMX increased to 17,004,142 shares. During the second quarter of 2011, all shares held by the trust for Borse Dubai’s economic benefit were transferred to Borse Dubai. As of June 30, 2011, Borse Dubai held 29,780,515 shares of our common stock.

In addition, as of December 31, 2010, SLP held 10,539,614 shares of our common stock, and subsequently sold these shares in February 2011. Investor AB purchased 1,000,000 of the shares sold by SLP and owns 18,004,142 shares of our common stock as of June 30, 2011.

Common Stock in Treasury, at Cost

We account for the purchase of treasury stock under the cost method with the shares of stock repurchased reflected as a reduction to NASDAQ OMX stockholders’ equity and included in common stock in treasury, at cost in the Condensed Consolidated Balance Sheets. When treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired. We held 36,315,600 shares of common stock in treasury as of June 30, 2011 and 37,587,403 shares as of December 31, 2010.

Share Repurchase Program and Share Repurchase from Borse Dubai

Under the share repurchase program authorized by our board of directors during 2010, we were authorized to repurchase up to $550 million of our outstanding common stock. During 2010, we repurchased 15,050,647 shares of our common stock at an average price of $19.95, for an aggregate purchase price of $300 million. In December 2010, our board of directors also approved the repurchase of 22,781,000 shares of our common stock from Borse Dubai for $21.82 per share for an aggregate purchase price of approximately $497 million. The share repurchase from Borse Dubai expanded, accelerated and completed our share repurchase program. The shares repurchased under the share repurchase program and from Borse Dubai are available for general corporate purposes.

Other Repurchases of Common Stock

For the six months ended June 30, 2011, we repurchased 97,598 shares of our common stock in settlement of employee tax withholding obligations due upon the vesting of restricted stock.

Preferred Stock

Our certificate of incorporation authorizes the issuance of 30,000,000 shares of preferred stock, par value $0.01 per share, issuable from time to time in one or more series. At June 30, 2011 and December 31, 2010, 1,600,000 shares of series A convertible preferred stock were issued and none were outstanding.

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

The following table presents for each of the above hierarchy levels, our financial assets and liabilities that are measured at fair value on a recurring basis at June 30, 2011.

	Balance as of June 30, 2011	Fair Value Measurements
		(Level 1)	(Level 2)	(Level 3)
		(in millions)
Financial Assets Measured at Fair Value on a Recurring Basis
Derivative positions, at fair value(1)	$1,417	$—	$1,417	$—
Financial investments, at fair value(2)	320	320	—	—

Total	$1,737	$320	$1,417	$—

Financial Liabilities Measured at Fair Value on a Recurring Basis
Derivative positions, at fair value(1)	$1,417	$—	$1,417	$—

Total	$1,417	$—	$1,417	$—

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
(2)

Primarily comprised of Swedish government debt securities of $295 million. These securities are classified as trading securities and $233 million are restricted assets to meet regulatory capital requirements primarily for NASDAQ OMX Stockholm’s clearing operations. Also includes our 1% available-for-sale investment security in DFM of $25 million. See Note 6, “Investments,” for further discussion of our trading investment securities and available-for-sale investment security.

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

(2)

Primarily comprised of Swedish government debt securities of $220 million. These securities are classified as trading securities and $190 million are restricted assets to meet regulatory capital requirements primarily for NASDAQ OMX Stockholm’s clearing operations. Also includes our 1% available-for-sale investment security in DFM of $33 million. See Note 6, “Investments,” for further discussion of our trading investment securities and available-for-sale investment security.

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

The structure and operations of NASDAQ OMX Commodities and NASDAQ OMX Stockholm differ from most other clearinghouses. NASDAQ OMX Commodities and NASDAQ OMX Stockholm are not member-owned organizations, do not maintain a guarantee fund to which members contribute and do not enforce loss sharing assessments amongst members. In addition, unlike most other clearinghouses, they do not record any margin deposits and guarantee funds in the Condensed Consolidated Balance Sheets, as all risks and rewards of collateral ownership, including interest, belongs to the counterparty. Market participants must provide collateral to cover the daily margin call as needed, which is in addition to the initial collateral placed when entering into the transaction. Acceptable collateral is cash and eligible securities in a pledged bank account and/or an on-demand guarantee. All collateral is maintained at a third-party custodian bank for the benefit of the clearing members and is accessible by NASDAQ OMX in the event of default. In addition, market participants must meet certain minimum financial standards to mitigate the risk if they become unable to satisfy their obligations. For NASDAQ OMX Commodities, trading on the contracts can take place up until the delivery period which can occur over a period of several years. For NASDAQ OMX Stockholm, following the completion of a transaction, settlement primarily takes place between parties by net cash settlement or with the exchange of securities and funds. For those transactions where there is an exchange of securities and funds, the transfer of ownership is registered and the securities are stored on the owner’s behalf.

The fair value of these derivative contracts with NASDAQ OMX Commodities and NASDAQ OMX Stockholm is reported gross in the Condensed Consolidated Balance Sheets as a receivable pertaining to the purchasing party and a payable pertaining to the selling party. Such receivables and payables attributable to outstanding derivative positions have been netted to the extent that such a legal offset right exists and, at the same time, that it is our intention to settle these items. Our derivative positions, at fair value in the Condensed Consolidated Balance Sheets were $1,417 million at June 30, 2011 and $4,037 million at December 31, 2010. See “Collateral Received for Clearing Operations, Guarantees Issued and Credit Facilities Available,” of Note 15, “Commitments, Contingencies and Guarantees,” for further discussion of our guarantees on the fulfillment of these contracts and collateral received.

The following table presents the fair value of our outstanding derivative positions at June 30, 2011 and December 31, 2010 prior to netting:

	June 30, 2011		December 31, 2010
	Asset	Liability	Asset	Liability
	(in millions)
Commodity forwards and options(1) (2)	$969	$969	$3,437	$3,437
Fixed-income options and futures(2) (3)	276	276	578	578
Stock options and futures(2) (3)	220	220	237	237
Index options and futures(2) (3)	112	112	208	208

Total	$1,577	$1,577	$4,460	$4,460

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

(3)	We determine the fair value of our futures contracts based upon quoted market prices and average quoted market yields.

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

The structure and operations for the resale and repurchase market are similar to the derivative markets for NASDAQ OMX Commodities and NASDAQ OMX Stockholm. As discussed above in “Derivative Positions, at Fair Value,” NASDAQ OMX Commodities and NASDAQ OMX Stockholm are not member-owned organizations, do not maintain a guarantee fund to which members contribute and do not enforce loss sharing assessments amongst members. In addition, unlike most other clearinghouses, they do not record any margin deposits and guarantee funds in the Condensed Consolidated Balance Sheets, as all risks and rewards of collateral ownership, including interest, belongs to the counterparty. For resale and repurchase agreements, collateral is not held by NASDAQ OMX Stockholm. All resale and repurchase clearing activities are transacted under our clearing member agreements that give us the right, in the event of default, to liquidate collateral pledged between the clearing members and to offset receivables and payables with the same counterparty.

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

We record resale and repurchase agreements at contract value plus interest gross in the Condensed Consolidated Balance Sheets as a receivable pertaining to the purchasing party and a payable pertaining to the selling party. Such receivables and payables attributable to outstanding resale and repurchase agreements have been netted to the extent that such a legal offset right exists and, at the same time, that it is our intention to settle these items. Our resale and repurchase agreements, at contract value in the Condensed Consolidated Balance Sheets were $3,560 million at June 30, 2011 and $3,441 million at December 31, 2010. The resale and repurchase agreements are recorded at their contractual amounts plus interest which approximates fair value, as the fair value of these items is not materially sensitive to shifts in market interest rates because of the short-term nature of these instruments and/or variable interest rates or to credit risk because the resale and repurchase agreements are fully collateralized. The resale and repurchase agreements generally mature in less than 30 days. See “Collateral Received for Clearing Operations, Guarantees Issued and Credit

Facilities Available,” of Note 15, “Commitments, Contingencies and Guarantees,” for further discussion of our guarantees on the fulfillment of these contracts and collateral received.

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

We also consider our debt obligations to be financial instruments. The fair value of our debt obligations was estimated using discounted cash flow analyses based on our assumed incremental borrowing rates for similar types of borrowing arrangements and a Black-Scholes valuation technique that is utilized to calculate the convertible option value for the 3.75% convertible notes and the 2.50% convertible senior notes. At June 30, 2011, the carrying value of our debt obligations, before the $33 million unamortized debt discount on the 2.50% convertible senior notes, was approximately $20 million less than fair value. The difference primarily relates to an increase in the fair value of the 2.50% convertible senior notes and our Term Loans as a result of changes in current market interest rates during the period, partially offset by a decrease in fair value on the 2.50% convertible senior notes due to the convertible option feature which is equivalent to a conversion price of approximately $55.13 as compared to the closing price of our common stock of $25.30 at June 30, 2011. At December 31, 2010, the carrying value of our debt obligations, before the $40 million unamortized debt discount on the 2.50% convertible senior notes, was approximately $17 million less than fair value, primarily due to an increase in the fair value of the 2.50% convertible senior notes as a result of changes in current market interest rates during the period, partially offset by a decrease in fair value on the 2.50% convertible senior notes due to the convertible option feature which is equivalent to a conversion price of approximately $55.13 as compared to the closing price of our common stock of $23.73 at December 31, 2010. For further discussion of our debt obligations, see Note 8, “Debt Obligations.”

14. Derivative Financial Instruments and Hedging Activities

In the ordinary course of business, we may enter into various types of derivative contracts. These derivative contracts include:

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

Fair Value Hedges

Depending on market conditions, we may use foreign currency futures, forward and option contracts to limit our exposure to foreign currency exchange rate fluctuations on contracted revenue streams (hedged item) relating to our Market Technology sales. When the contracted revenue streams meet the definition of a firm commitment, these derivative contracts may be designated as fair value hedges if the applicable hedge criteria are met. Changes in fair value on the derivatives and the related hedged items are recognized in the Condensed Consolidated Statements of Income. As of June 30, 2011 and December 31, 2010, there were no outstanding fair value hedges.

Cash Flow Hedges

In the third quarter of 2008, we entered into interest rate swap agreements that effectively converted $200 million of our senior secured credit facilities in place as of December 31, 2009, which was floating rate debt, to a fixed rate basis through August 2011, thus reducing the impact of interest rate changes on future interest expense. As of December 31, 2009, these interest rate swaps were in a net liability position of $9 million and were recorded in other non-current liabilities in the Condensed Consolidated Balance Sheets. In the first quarter of 2010, in connection with the repayment of our senior secured credit facilities in place as of December 31, 2009, we terminated our interest rate swaps and reclassified into earnings the unrealized loss of $9 million which was included in accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets at December 31, 2009. This loss is included in general, administrative and other expense in the Condensed Consolidated Statements of Income for the six months ended June 30, 2010. See “Senior Unsecured Notes and Credit Facility,” of Note 8, “Debt Obligations,” for further discussion.

All derivative contracts used to manage interest rate risk are measured at fair value and are recorded in assets or liabilities as appropriate with the offset in accumulated other comprehensive loss within NASDAQ OMX stockholders’ equity in the Condensed Consolidated Balance Sheets. Any hedge ineffectiveness would impact earnings through interest expense. There was no material hedge ineffectiveness recorded in earnings for both the three and six months ended June 30, 2011 and 2010. As of June 30, 2011 and December 31, 2010, there were no outstanding cash flow hedges.

Net Investment Hedges

Net assets of our foreign subsidiaries are exposed to volatility in foreign currency exchange rates. We may utilize net investment hedges to offset the translation adjustment arising from remeasuring our investment in foreign subsidiaries. As of June 30, 2011 and December 31, 2010, there were no outstanding net investment hedges.

Derivatives Not Designated as Hedges

NASDAQ OMX may also enter into economic hedges that either do not qualify or are not designated for hedge accounting treatment. This type of hedge is undertaken when hedge accounting requirements cannot be achieved or management decides not to apply hedge accounting.

We use foreign exchange forward contracts to manage foreign currency exposure of intercompany loans. These contracts are not designated as hedges for financial reporting purposes. The change in fair value of these contracts is recognized in general, administrative and other expense in the Condensed Consolidated Statements of Income and offsets the foreign currency impact recognized on the intercompany loans.

We did not enter into any material economic hedges that did not qualify or were not designated for hedge accounting during the three and six months ended June 30, 2011 and 2010.

15. Commitments, Contingencies and Guarantees

Collateral Received for Clearing Operations, Guarantees Issued and Credit Facilities Available

Collateral Received for Clearing Operations

Through our clearing operations in the derivative markets with NASDAQ OMX Commodities, NASDAQ OMX Stockholm and our majority-owned subsidiary International Derivatives Clearing Group, or IDCG, (through International Derivatives Clearinghouse, LLC), as well as riskless principal trading at NOCC and the resale and repurchase market with NASDAQ OMX Stockholm, we are the legal counterparty for each position traded and thereby guarantee the fulfillment of each contract. The derivatives are not used by the above entities for the purpose of trading on their own behalf and the resale and repurchase agreements are not used for financing purposes by NASDAQ OMX Stockholm. The structure and operations of NASDAQ OMX Commodities and NASDAQ OMX Stockholm differ from most other clearinghouses. See “Derivative Positions, at Fair Value,” and “Resale and Repurchase Agreements, at Contract Value,” of Note 13, “Fair Value of Financial Instruments,” for further discussion.

We require market participants at NASDAQ OMX Commodities and NASDAQ OMX Stockholm to provide collateral and meet certain minimum financial standards to mitigate the risk if they become unable to satisfy their obligations. Total customer pledged collateral with NASDAQ OMX Commodities and NASDAQ OMX Stockholm was $6.9 billion at June 30, 2011 and $8.7 billion at December 31, 2010. This pledged collateral is held by a third-party custodian bank for the benefit of the clearing members and is accessible by NASDAQ OMX in the event of default. NASDAQ OMX Commodities and NASDAQ OMX Stockholm do not receive any interest on these funds as the risks and rewards of collateral ownership, including interest, belong to the counterparty.

We also require market participants at IDCG and NOCC to meet certain minimum financial standards to mitigate the risk if they become unable to satisfy their obligations and to provide collateral to cover the daily margin call as needed. Customer pledged cash collateral held by IDCG and NOCC, which was $20 million at June 30, 2011 and $15 million at December 31, 2010, is included in restricted cash with an offsetting liability included in other current liabilities in the Condensed Consolidated Balance Sheets, as the risks and rewards of collateral ownership, including interest income, belong to IDCG and NOCC. Clearing member pledged cash collateral, included in IDCG’s guaranty fund, was $8 million at both June 30, 2011 and December 31, 2010. This cash is included in non-current restricted cash with an offsetting liability included in other non-current liabilities in the Condensed Consolidated Balance Sheets, as the risks and rewards of collateral ownership, including interest income, belong to IDCG.

Guarantees Issued and Credit Facilities Available

In addition to the collateral pledged by market participants discussed above, we have obtained financial guarantees and credit facilities which are guaranteed by us through counter indemnities, to provide further liquidity and default protection related to our clearing businesses. At June 30, 2011, financial guarantees issued to us totaled $5 million. Credit facilities, which are available in multiple currencies, primarily Swedish Krona and U.S. dollar, totaled $460 million ($208 million in available liquidity and $252 million to satisfy regulatory requirements), of which $10 million was utilized at June 30, 2011. At December 31, 2010, these facilities totaled $440 million ($196 million in available liquidity and $244 million to satisfy regulatory requirements), none of which was utilized.

We believe that the potential for us to be required to make payments under these arrangements is mitigated through the pledged collateral and our risk management policies. Accordingly, no contingent liability is recorded in the Condensed Consolidated Balance Sheets for these arrangements.

Lease Commitments

We lease some of our office space and equipment under non-cancelable operating leases with third parties and sublease office space to third parties. Some of our lease agreements contain renewal options and escalation clauses based on increases in property taxes and building operating costs.

Other Guarantees

We have provided other guarantees as of June 30, 2011 of $20 million, primarily related to obligations for our rental and leasing contracts. In addition, for certain Market Technology contracts, we have provided performance guarantees of $6 million related to the delivery of software technology and support services. We have received financial guarantees from various financial institutions to support the above guarantees. At December 31, 2010, the total of these guarantees was $24 million.

We have also provided a $25 million guarantee to our wholly-owned subsidiary, NOCC, to cover potential losses in the event of customer defaults, net of any collateral posted against such losses.

We believe that the potential for us to be required to make payments under these arrangements is unlikely. Accordingly, no contingent liability is recorded in the Condensed Consolidated Balance Sheets for the above guarantees.

Escrow Agreements

In connection with our acquisitions of FTEN and SMARTS, we entered into escrow agreements to secure the payments of post-closing adjustments and other closing conditions. At June 30, 2011, these escrow agreements provide for future payments of $23 million in 2012 and are included in other current liabilities in the Condensed Consolidated Balance Sheets.

Brokerage Activities

Our broker-dealer subsidiaries, Nasdaq Execution Services and NASDAQ Options Services, provide guarantees to securities clearinghouses and exchanges under their standard membership agreements, which require members to guarantee the performance of other members. If a member becomes unable to satisfy its obligations to a clearinghouse or exchange, other members would be required to meet its shortfalls. To mitigate these performance risks, the exchanges and clearinghouses often require members to post collateral, as well as meet certain minimum financial standards. Nasdaq Execution Services’ and NASDAQ Options Services’ maximum potential liability under these arrangements cannot be quantified. However, we believe that the potential for Nasdaq Execution Services and NASDAQ Options Services to be required to make payments under these arrangements is unlikely. Accordingly, no contingent liability is recorded in the Condensed Consolidated Balance Sheets for these arrangements.

Litigation

We may be subject to legal claims arising out of the conduct of our business. We are not currently a party to any litigation that we believe could have a material adverse effect on our business, financial condition, or operating results. However, from time to time, we have been threatened with, or named as a defendant in, lawsuits or involved in regulatory proceedings.

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

The following table presents certain information regarding these operating segments for the three and six months ended June 30, 2011 and 2010.

	Market Services	Issuer Services	Market Technology	Corporate Items and Eliminations	Consolidated
	(in millions)
Three months ended June 30, 2011
Total revenues	$699	$93	$46	$—	$838
Cost of revenues	(422)	—	—	—	(422)

Revenues less transaction rebates, brokerage, clearance and exchange fees	277	93	46	—	416

Income (loss) before income taxes (1)	$123	$32	$4	$(28)	$131

Three months ended June 30, 2010
Total revenues	$766	$86	$34	$—	$886
Cost of revenues	(496)	—	—	—	(496)

Revenues less transaction rebates, brokerage, clearance and exchange fees	270	86	34	—	390

Income (loss) before income taxes (2)	$122	$30	$3	$(9)	$146

Six months ended June 30, 2011
Total revenues	$1,382	$184	$89	$—	$1,655
Cost of revenues	(824)	—	—	—	(824)

Revenues less transaction rebates, brokerage, clearance and exchange fees	558	184	89	—	831

Income (loss) before income taxes (1)	$247	$63	$6	$(33)	$283

Six months ended June 30, 2010
Total revenues	$1,418	$170	$68	$1	$1,657
Cost of revenues	(907)	—	—	—	(907)

Revenues less transaction rebates, brokerage, clearance and exchange fees	511	170	68	1	750

Income (loss) before income taxes (3)	$223	$60	$5	$(53)	$235

(1)	The corporate items and eliminations for the three and six months ended June 30, 2011 primarily include merger and strategic initiatives expense.
(2)

The corporate items and eliminations for the three months ended June 30, 2010 primarily include charges of $11 million related to loss on divestiture of businesses as a result of our decision to close the businesses of our pan-European multilateral trading facility NASDAQ OMX Europe, or NEURO ($6 million) and Agora-X ($5 million).

(3)

For the six months ended June 30, 2010, corporate items and eliminations primarily include charges of $40 million related to the repayment of our senior secured credit facilities in place as of December 31, 2009 and $11 million related to loss on divestiture of businesses as a result of our decision to close the businesses of both NEURO ($6 million) and Agora-X ($5 million). See “Senior Unsecured Notes and Credit Facility,” of Note 8, “Debt Obligations,” for further discussion of the charges related to the repayment of our senior secured credit facilities.

For further discussion of our segments’ results, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Segment Operating Results.”

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included in this Form 10-Q.

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

In the U.S., we operate The NASDAQ Stock Market, a registered national securities exchange. The NASDAQ Stock Market is the largest single cash equities securities market in the U.S. in terms of listed companies and in the world in terms of share value traded. As of June 30, 2011, The NASDAQ Stock Market was home to 2,724 listed companies with a combined market capitalization of approximately $4.7 trillion. In addition, in the U.S. we operate two additional cash equities trading markets, two options markets, a futures market and a derivatives clearinghouse. We also engage in riskless principal trading of over-the-counter, or OTC, power and gas contracts.

In Europe, we operate exchanges in Stockholm (Sweden), Copenhagen (Denmark), Helsinki (Finland), and Iceland as NASDAQ OMX Nordic, and exchanges in Tallinn (Estonia), Riga (Latvia) and Vilnius (Lithuania) as NASDAQ OMX Baltic. Collectively, the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic offer trading in cash equities, bonds, structured products and ETFs, as well as trading and clearing of derivatives and clearing of resale and repurchase agreements. Through NASDAQ OMX First North, our Nordic and Baltic operations also offer alternative marketplaces for smaller companies. As of June 30, 2011, the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic, together with NASDAQ OMX First North, were home to 780 listed companies with a combined market capitalization of approximately $1.1 trillion. We also operate NASDAQ OMX Armenia. In addition, NASDAQ OMX Commodities operates the world’s largest power derivatives exchange, one of Europe’s largest carbon exchanges, and N2EX, a marketplace for physical U.K. power contracts.

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

Issuer Services

Our Issuer Services segment includes our Global Listing Services and Global Index Group businesses. We operate a variety of listing platforms around the world to provide multiple global capital raising solutions for private and public companies. Our main listing markets are The NASDAQ Stock Market and the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic. We offer a consolidated global listing application to companies to enable them to apply for listing on The NASDAQ Stock Market and the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic, as well as NASDAQ Dubai. In addition, through our Corporate Solutions business, we offer companies access to innovative products and services that ease transparency, maximize board efficiency and facilitate corporate governance.

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

•

The number of companies seeking equity financing, which is affected by factors such as investor demand, the global economy and availability of diverse sources of financing, as well as tax and regulatory policies;

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

Currently our business drivers are defined by investors’ cautious outlook about the slowing pace of global economic recovery and governments’ ability to fund their sovereign debt. The lack of confidence in the prospects for growth results in sporadic increases in the level of market volatility and declining trading volumes in cash equities. The IPO market is less negatively impacted than our cash equities trading businesses while equity derivatives trading volumes remain strong in the U.S. Additional impacts on our business drivers include the international enactment and implementation of new legislative and regulatory initiatives, and the continued rapid evolution and deployment of new technology in the financial services industry. The business environment that influenced our financial performance for the second quarter of 2011 may be characterized as follows:

•

A modest increase in the pace of new equity issuance in the U.S. with 25 IPOs on The NASDAQ Stock Market, up from 23 in the second quarter of 2010. Year to date new equity issuance is stronger, with 47 IPOs, up from 38 at this time last year. IPO activity increased slightly in the Nordics from the second quarter of 2010, with five IPOs on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic;

•

Matched share volume for all our U.S. cash equity markets decreased 32.6% relative to the second quarter of 2010 driven by a steep decline in overall U.S. volume and a slight decline in our market share due to intense competition from both off-exchange trading and from other U.S. exchanges;

•

Matched equity options volume for our two U.S. options exchanges increased 15.1% relative to the second quarter of 2010 driven by a combined market share increase of 3.8 percentage points on NASDAQ OMX PHLX and the NASDAQ Options Market;

•	A decrease of 1.3% relative to the second quarter of 2010 in the number of cash equity transactions on our Nordic and Baltic exchanges;

•	A decrease of 11.9% relative to the second quarter of 2010 in the SEK value of cash equity transactions on our Nordic and Baltic exchanges resulting from decreased volume levels;

•	A decline of 7.1% experienced by our Nordic and Baltic exchanges relative to the second quarter of 2010 in the number of traded and cleared equity and fixed-income contracts (excluding Eurex);

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

Financial Summary

The following summarizes significant changes in our financial performance for the three and six months ended June 30, 2011 when compared with the same periods in 2010. In countries with currencies other than the U.S. dollar, revenues and expenses are translated using monthly average exchange rates. The following discussion of results of operations isolates the impact of year-over-year foreign currency fluctuations to better measure the comparability of operating results between periods. Operating results excluding the impact of foreign currency fluctuations are calculated by translating the current period’s results by the prior period’s exchange rates.

•

Revenues less transaction rebates, brokerage, clearance and exchange fees increased $26 million, or 6.7%, to $416 million in the second quarter of 2011, compared with $390 million in the same period in 2010, reflecting an operational increase in revenues of $3 million and a favorable impact from foreign exchange of $23 million. The increase in operational revenues was primarily due to:

•	an increase in access services revenues of $13 million;

•	an increase in Market Technology revenues of $5 million, primarily from broker surveillance revenues; and

•	an increase in Issuer Services revenues of $4 million, primarily from Corporate Solutions revenues, partially offset by;

•	a decrease in cash equity trading revenues less transaction rebates, brokerage, clearance and exchange fees of $20 million.

•

Revenues less transaction rebates, brokerage, clearance and exchange fees increased $81 million, or 10.8%, to $831 million in the first six months of 2011, compared with $750 million in the same period in 2010, reflecting an operational increase in revenues of $47 million and a favorable impact from foreign exchange of $34 million. The increase in operational revenues was primarily due to:

•	an increase in access services revenues of $27 million;

•	an increase in derivative trading and clearing revenues less transaction rebates, brokerage, clearance and exchange fees of $18 million;

•	an increase in Issuer Services revenues of $10 million, primarily from Corporate Solutions revenues; and

•	an increase in Market Technology revenues of $9 million, primarily from broker surveillance revenues, partially offset by;

•	a decrease in cash equity trading revenues less transaction rebates, brokerage, clearance and exchange fees of $15 million.

•

Operating expenses increased $47 million, or 22.3%, to $258 million in the second quarter of 2011, compared with $211 million in the same period in 2010, reflecting an increase in operating expenses of $31 million and an unfavorable impact from foreign exchange of $16 million. The operational increase in operating expenses was primarily due to an increase in merger and strategic initiatives expense primarily reflecting costs incurred in connection with our joint proposal to acquire NYSE Euronext. In May 2011, following discussions with the Antitrust Division of the U.S. Department of Justice, NASDAQ OMX and IntercontinentalExchange, Inc. announced the withdrawal of a joint proposal made in April 2011 to acquire NYSE Euronext.

•

Operating expenses increased $30 million, or 6.5%, to $490 million in the first six months of 2011, compared with $460 million in the same period in 2010, reflecting an increase in operating expenses of $8 million and an unfavorable impact from foreign exchange of $22 million. The operational increase in operating expenses was primarily due to an increase in merger and strategic initiatives expense primarily reflecting costs incurred in connection with our joint proposal to acquire NYSE Euronext and an increase in compensation and benefits costs. Partially offsetting these increases was a decrease in general, administrative and other expense in the first six months of 2011 primarily due to charges incurred in the first quarter of 2010 in connection with the January 2010 repayment of our senior secured credit facilities in place as of December 31, 2009.

•

Interest expense increased $5 million, or 19.2%, to $31 million in the second quarter of 2011, compared with $26 million in the same period in 2010 and increased $12 million, or 23.5%, to $63 million in the first six months of 2011, compared with $51 million in the same period in 2010. These increases were primarily due to additional interest expense related to the 2018 Notes issued in December 2010.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Market Services
Cash Equity Trading
NASDAQ securities
Average daily share volume (in billions)	2.00	2.53	2.02	2.44
Matched market share executed on NASDAQ	28.8%	28.8%	27.8%	28.9%
Matched market share executed on NASDAQ OMX BX	1.8%	3.2%	1.6%	3.4%
Matched market share executed on NASDAQ OMX PSX	1.2%	—	1.0%	—
Market share reported to the FINRA/NASDAQ Trade Reporting Facility	32.2%	39.0%	32.4%	38.8%
Total market share(1)	64.0%	71.0%	62.9%	71.2%
New York Stock Exchange, or NYSE, securities
Average daily share volume (in billions)	3.91	5.96	4.22	5.40
Matched market share executed on NASDAQ	14.0%	14.0%	12.8%	14.5%
Matched market share executed on NASDAQ OMX BX	2.1%	4.1%	2.0%	4.2%
Matched market share executed on NASDAQ OMX PSX	0.8%	—	0.8%	—
Market share reported to the FINRA/NASDAQ Trade Reporting Facility	27.8%	33.5%	28.9%	33.5%
Total market share(1)	44.7%	51.6%	44.6%	52.3%
NYSE Amex and regional securities
Average daily share volume (in billions)	1.29	1.84	1.32	1.66
Matched market share executed on NASDAQ	18.5%	21.7%	17.6%	21.6%
Matched market share executed on NASDAQ OMX BX	1.9%	3.5%	1.8%	3.0%
Matched market share executed on NASDAQ OMX PSX	2.0%	—	1.7%	—
Market share reported to the FINRA/NASDAQ Trade Reporting Facility	25.5%	30.0%	26.3%	31.0%
Total market share(1)	47.9%	55.2%	47.4%	55.7%
Total U.S.-listed securities
Average daily share volume (in billions)	7.19	10.33	7.56	9.50
Matched share volume (in billions)	99.7	147.9	194.5	274.1
Matched market share executed on NASDAQ	18.9%	19.0%	17.7%	19.4%
Matched market share executed on NASDAQ OMX BX	2.0%	3.8%	1.9%	3.8%
Matched market share executed on NASDAQ OMX PSX	1.1%	—	1.0%	—
NASDAQ OMX Nordic and NASDAQ OMX Baltic securities
Average daily number of equity trades	320,451	324,560	329,713	301,278
Average daily value of shares traded (in billions)	$4.0	$3.7	$4.1	$3.7
Derivative Trading and Clearing
U.S. Equity Options
Total industry average daily volume (in millions)	15.8	15.7	16.5	14.9
NASDAQ OMX PHLX matched market share	24.3%	21.7%	23.9%	21.5%
The NASDAQ Options Market matched market share	4.6%	3.4%	4.9%	3.0%
NASDAQ OMX Nordic and NASDAQ OMX Baltic
Average Daily Volume:
Options, futures and fixed-income contracts	428,041	460,790	442,282	440,872
Finnish option contracts traded on Eurex	109,682	138,493	144,958	122,866
NASDAQ OMX Commodities
Clearing Turnover:
Power contracts (TWh)(2)	383	499	837	1,190
Carbon contracts (1000 tCO2)(2)	12,114	9,557	16,150	21,436

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Issuer Services
Initial public offerings
NASDAQ	25	23	47	38
Exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic	5	4	6	7
New listings
NASDAQ (3)	40	59	74	100
Exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic(4)	13	6	17	12
Number of listed companies
NASDAQ (5)	2,724	2,831	2,724	2,831
Exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic(6)	780	788	780	788
Market Technology
Order intake (in millions)(7)	$56	$12	$62	$62
Total order value (in millions)(8)	$483	$453	$483	$453

(1)	Includes transactions executed on NASDAQ’s, NASDAQ OMX BX’s and NASDAQ OMX PSX’s systems plus trades reported through the FINRA/NASDAQ Trade Reporting Facility.
(2)	Primarily transactions executed on Nord Pool and reported for clearing to NASDAQ OMX Commodities measured by Terawatt hours (TWh) and one thousand metric tons of carbon dioxide (1000 tCO2).
(3)	New listings include IPOs, including those completed on a best efforts basis, issuers that switched from other listing venues, closed-end funds and separately listed ETFs.
(4)	New listings include IPOs and represent companies listed on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic and companies on the alternative markets, NASDAQ OMX First North.
(5)	Number of listed companies for NASDAQ at period end, including separately listed ETFs.
(6)	Represents companies listed on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic and companies on the alternative markets of NASDAQ OMX First North at period end.
(7)	Total contract value of orders signed.
(8)

Represents total contract value of orders signed that are yet to be recognized as revenue. Market Technology deferred revenue, as discussed in Note 7, “Deferred Revenue” to the condensed consolidated financial statements, represents cash payments received that are yet to be recognized as revenue for these signed orders.

Segment Operating Results

Of our total second quarter 2011 revenues less transaction rebates, brokerage, clearance and exchange fees of $416 million, 66.6% was from our Market Services segment, 22.4% was from our Issuer Services segment and 11.0% was from our Market Technology segment. Of our total second quarter 2010 revenues less transaction rebates, brokerage, clearance and exchange fees of $390 million, 69.2% was from our Market Services segment, 22.1% was from our Issuer Services segment and 8.7% was from our Market Technology segment.

Of our total first six months of 2011 revenues less transaction rebates, brokerage, clearance and exchange fees of $831 million, 67.2% was from our Market Services segment, 22.1% was from our Issuer Services segment, and 10.7% was from our Market Technology segment. Of our total first six months of 2010 revenues less transaction rebates, brokerage, clearance and exchange fees of $750 million, 68.1% was from our Market Services segment, 22.7% was from our Issuer Services segment, 9.1% was from our Market Technology segment and 0.1% related to other revenues.

The following table shows our revenues by segment, cost of revenues for our Market Services segment and total revenues less transaction rebates, brokerage, clearance and exchange fees:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2011	2010		2011	2010
	(in millions)			(in millions)
Market Services	$699	$766	(8.7)%	$1,382	$1,418	(2.5)%
Cost of revenues	(422)	(496)	(14.9)%	(824)	(907)	(9.2)%

Market Services revenues less transaction rebates, brokerage, clearance and exchange fees	277	270	2.6%	558	511	9.2%
Issuer Services	93	86	8.1%	184	170	8.2%
Market Technology	46	34	35.3%	89	68	30.9%
Other	—	—	—	—	1	#

Total revenues less transaction rebates, brokerage, clearance and exchange fees	$416	$390	6.7%	$831	$750	10.8%

#	Denotes a variance equal to or greater than 100.0%.

MARKET SERVICES

The following table shows total revenues less transaction rebates, brokerage, clearance and exchange fees from our Market Services segment:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2011	2010		2011	2010
			(in millions)
Transaction Services
Cash Equity Trading Revenues:
U.S. cash equity trading(1)	$387	$498	(22.3)%	$751	$901	(16.6)%
Cost of revenues:
Transaction rebates	(258)	(336)	(23.2)%	(500)	(627)	(20.3)%
Brokerage, clearance and exchange fees (1)	(93)	(108)	(13.9)%	(177)	(188)	(5.9)%

Total U.S. cash equity cost of revenues	(351)	(444)	(20.9)%	(677)	(815)	(16.9)%

U.S. cash equity trading revenues less transaction rebates, brokerage, clearance and exchange fees	36	54	(33.3)%	74	86	(14.0)%
European cash equity trading	23	22	4.5%	47	45	4.4%

Total cash equity trading revenues less transaction rebates, brokerage, clearance and exchange fees	59	76	(22.4)%	121	131	(7.6)%

Derivative Trading and Clearing Revenues:
U.S. derivative trading and clearing(2)	115	92	25.0%	239	166	44.0%
Cost of revenues:
Transaction rebates	(64)	(48)	33.3%	(131)	(83)	57.8%
Brokerage, clearance and exchange fees (2)	(7)	(4)	75.0%	(16)	(9)	77.8%

Total U.S. derivative trading and clearing cost of revenues	(71)	(52)	36.5%	(147)	(92)	59.8%

U.S. derivative trading and clearing revenues less transaction rebates, brokerage, clearance and exchange fees	44	40	10.0%	92	74	24.3%

European derivative trading and clearing	31	29	6.9%	63	56	12.5%

Total derivative trading and clearing revenues less transaction rebates, brokerage, clearance and exchange fees	75	69	8.7%	155	130	19.2%

Access Services Revenues	55	41	34.1%	108	80	35.0%

Total Transaction Services revenues less transaction rebates, brokerage, clearance and exchange fees	189	186	1.6%	384	341	12.6%

Market Data Revenues:
Net U.S. tape plans	30	30	—	57	61	(6.6)%
U.S. market data products	32	32	—	64	63	1.6%
European market data products	21	17	23.5%	43	35	22.9%

Total Market Data revenues	83	79	5.1%	164	159	3.1%

Broker Services Revenues	4	4	—	9	8	12.5%
Other Market Services Revenues	1	1	—	1	3	(66.7)%

Total Market Services revenues less transaction rebates, brokerage, clearance and exchange fees	$277	$270	2.6%	$558	$511	9.2%

(1)

Includes Section 31 fees of $74 million in the second quarter of 2011, $81 million in the second quarter of 2010, $139 million in the first six months of 2011 and $136 million in the first six months of 2010. Section 31 fees are recorded as U.S. cash equity trading revenues with a corresponding amount recorded in cost of revenues.

(2)

Includes Section 31 fees of $6 million in the second quarter of 2011, $3 million in the second quarter of 2010, $13 million in the first six months of 2011 and $7 million in the first six months of 2010. Section 31 fees are recorded as U.S. derivative trading and clearing revenues with a corresponding amount recorded in cost of revenues.

Transaction Services

Transaction Services revenues less transaction rebates, brokerage, clearance and exchange fees increased in both the second quarter and the first six months of 2011 compared with the same periods in 2010 primarily due to increases in access services revenues and derivative trading and clearing revenues less transaction rebates, brokerage, clearance and exchange fees, partially offset by a decline in U.S. cash equity trading revenues less transaction rebates, brokerage, clearance and exchange fees.

U.S. Cash Equity Trading Revenues

U.S. cash equity trading revenues less transaction rebates, brokerage, clearance and exchange fees decreased in the second quarter and first six months of 2011 compared with the same periods in 2010. The decrease in the second quarter of 2011 was primarily due to a decline in industry trading volumes. The decrease in the first six months of 2011 was also primarily due to a decline in industry trading volumes, as well as a decline in our matched market share, partially offset by modified rates.

U.S. cash equity trading revenues decreased in the second quarter of 2011 compared with the same period in 2010 primarily due to a decline in industry trading volumes and a decrease in Section 31 pass-through fee revenues.

U.S. cash equity trading revenues decreased in the first six months of 2011 compared with the same period in 2010 primarily due to a decline in industry trading volumes and a decline in our matched market share, partially offset by an increase in Section 31 pass-through fee revenues.

We record Section 31 fees as U.S. cash equity trading revenues with a corresponding amount recorded as cost of revenues. We are assessed these fees from the SEC and pass them through to our customers in the form of incremental fees. Pass-through fees can increase or decrease due to rate changes by the SEC, the percentage of overall industry trading volumes processed on our systems, and differences in actual dollar value of shares traded. Since the amount recorded in revenues is equal to the amount recorded in cost of revenues, there is no impact from the fees on our revenues less transaction rebates, brokerage, clearance and exchange fees. Section 31 fees were $74 million in the second quarter of 2011 and $139 million in the first six months of 2011 compared with $81 million in the second quarter of 2010 and $136 million in the first six months of 2010. The decrease in the second quarter of 2011 compared with the same period in 2010 was primarily due to lower dollar value traded on the NASDAQ and NASDAQ OMX BX trading systems, partially offset by higher Section 31 fee rates. The increase in the first six months of 2011 compared with the same period in 2010 was primarily due to higher Section 31 fee rates, partially offset by lower dollar value traded on the NASDAQ and NASDAQ OMX BX trading systems.

For NASDAQ and NASDAQ OMX PSX we credit a portion of the per share execution charge to the market participant that provides the liquidity and for NASDAQ OMX BX we credit a portion of the per share execution charge to the market participant that takes the liquidity. These transaction rebates decreased in the second quarter and first six months of 2011 compared with the same periods in 2010. The decrease in the second quarter of 2011 compared with the same period in 2010 was primarily due to declines in matched share volume on NASDAQ’s trading system due to a decline in industry trading volumes. The decrease in the first six months of 2011 compared with the same period in 2010 was also primarily due to declines in matched share volume on NASDAQ’s trading system due to a decline in industry trading volumes, as well as a decline in our matched market share, partially offset by higher average rebate rates due to changes in our pricing program on the NASDAQ, NASDAQ OMX BX and NASDAQ OMX PSX trading systems.

Brokerage, clearance and exchange fees decreased in the second quarter of 2011 compared with the same period in 2010 primarily due to a decrease in the amount of volume routed by NASDAQ due to declines in industry trading volumes and a decrease in Section 31 pass-through fees.

Brokerage, clearance and exchange fees decreased in the first six months of 2011 compared with the same period in 2010 primarily due to a decrease in the amount of volume routed by NASDAQ due to declines in industry trading volumes, partially offset by an increase in Section 31 pass-through fees.

European Cash Equity Trading Revenues

European cash equity trading revenues include trading revenues from equity products traded on the NASDAQ OMX Nordic and NASDAQ OMX Baltic exchanges and NEURO (for periods prior to closing our NEURO business). European cash equity trading revenues increased in the second quarter and first six months of 2011 compared with the same periods in 2010 primarily due to a favorable impact from foreign exchange of $3 million in the second quarter of 2011 and $5 million in the first six months of 2011, partially offset by a decrease in trading activity and lower average fees.

U.S. Derivative Trading and Clearing Revenues

U.S. derivative trading and clearing revenues and revenues less transaction rebates, brokerage, clearance and exchange fees increased in the second quarter and first six months of 2011 compared with the same periods in 2010. The increase in the second quarter of 2011 was primarily due to an increase in market share. The increase in the first six months of 2011 was primarily due to increases in market share and industry trading volumes.

Similar to U.S. cash equity trading, Section 31 fees are recorded as derivative trading and clearing revenues with a corresponding amount recorded as cost of revenues. We are assessed these fees from the SEC and pass them through to our customers in the form of incremental fees. Since the amount recorded in revenues is equal to the amount recorded in cost of revenues, there is no impact on our revenues less transaction rebates, brokerage, clearance and exchange fees. Section 31 fees were $6 million in the second quarter of 2011 and $13 million in the first six months of 2011 compared with $3 million in the second quarter of 2010 and $7 million in the first six months of 2010.

Transaction rebates, in which we credit a portion of the per share execution charge to the market participant, increased in the second quarter and first six months of 2011 compared with the same periods in 2010. The increase in the second quarter of 2011 was primarily due to an increase in market share. The increase in the first six months of 2011 was primarily due to increases in market share and industry trading volumes.

Brokerage, clearance and exchange fees increased in the second quarter and first six months of 2011 compared with the same periods in 2010 primarily due to an increase in Section 31 pass-through fee revenues.

European Derivative Trading and Clearing Revenues

European derivative trading and clearing revenues include trading and clearing revenues from derivative products traded on NASDAQ OMX Stockholm, as well as clearing revenues from resale and repurchase agreements on NASDAQ OMX Stockholm, trading and clearing revenues from derivative products on NASDAQ OMX Copenhagen and revenues from NASDAQ OMX Commodities. European derivative trading and clearing revenues increased in the second quarter and first six months of 2011 compared with the same periods in 2010 primarily due to a favorable impact from foreign exchange of $5 million in the second quarter of 2011 and $7 million in the first six months of 2011, as well as higher activity for short-term fixed-income products, partially offset by lower trading activity for index options and futures.

European derivative trading and clearing revenues included:

•

trading and clearing revenues for options and futures contracts of $13 million in both the second quarter of 2011 and 2010, $26 million in the first six months of 2011 and $25 million in the first six months of 2010;

•

trading and clearing revenues for energy and carbon products of $11 million in the second quarter of 2011 and $22 million in the first six months of 2011 compared with $10 million in the second quarter of 2010 and $20 million in the first six months of 2010. Beginning in May 2010, trading and clearing revenues for energy and carbon products include revenues from Nord Pool;

•

trading and clearing revenues from fixed-income products of $6 million in the second quarter of 2011 and $11 million in the first six months of 2011 compared with $5 million in the second quarter of 2010 and $9 million in the first six months of 2010; and

•

other revenues and fees of $1 million in the second quarter of 2011 and $4 million in the first six months of 2011 compared with $1 million in the second quarter of 2010 and $2 million in the first six months of 2010.

Access Services Revenues

Access services revenues increased in the second quarter and first six months of 2011 compared with the same periods in 2010 primarily due to an increase in revenues resulting from our acquisition of FTEN in December 2010 and increased demand for services.

Market Data

Market Data revenues increased in the second quarter and first six months of 2011 compared with the same periods in 2010. In the second quarter of 2011, net U.S. tape plans revenues and U.S. market data products revenues remained flat while European market data products revenue increased. In the first six months of 2011, increases in U.S. and European market data products revenues were partially offset by a decrease in net U.S. tape plans revenues.

The increase in U.S. market data products revenues in the first six months of 2011 compared with the same period in 2010 was primarily due to growth of new products such as BX TotalView, options data feeds and global access products.

The increase in European market data products revenues in the second quarter of 2011 compared with the same period in 2010 was primarily due to modified fees for market data products and a favorable impact from foreign exchange of $3 million. The increase in European market data products revenues in the first six months of 2011 compared with the same period in 2010 was primarily due to modified fees for market data products and a favorable impact from foreign exchange of $4 million.

The decline in net U.S. tape plans revenues in the first six months of 2011 compared with the same period in 2010 was primarily due to lower plan shareable revenues and declines in NASDAQ’s trading and quoting market share of U.S. cash equities, as calculated under the SEC-mandated market data revenue quoting and trading formula.

Broker Services

Broker Services revenues remained flat in the second quarter of 2011 and increased slightly in the first six months of 2011 when compared with the same periods in 2010.

ISSUER SERVICES

The following table shows revenues from our Issuer Services segment:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2011	2010		2011	2010
	(in millions)			(in millions)
Global Listing Services Revenues:
Annual renewal	$29	$28	3.6%	$58	$56	3.6%
Listing of additional shares	10	10	—	20	19	5.3%
Initial listing	4	5	(20.0)%	8	9	(11.1)%

Total U.S. listing services	43	43	—	86	84	2.4%
European listing services	14	12	16.7%	27	25	8.0%
Corporate Solutions	23	19	21.1%	45	37	21.6%

Total Global Listing Services revenues	80	74	8.1%	158	146	8.2%
Global Index Group Revenues	13	12	8.3%	26	24	8.3%

Total Issuer Services revenue	$93	$86	8.1%	$184	$170	8.2%

Global Listing Services

Global Listing Services revenues increased in the second quarter and first six months of 2011 compared with the same periods in 2010 primarily due to an increase in Corporate Solutions and European listing revenues.

U.S. Listing Services Revenues

Annual renewal revenues increased slightly in the second quarter and first six months of 2011 compared with the same periods in 2010. Annual renewals are recognized ratably over a 12-month period.

Listing of additional shares revenues were flat in the second quarter and increased slightly in the first six months of 2011 compared with the same periods in 2010. Listing of additional shares revenues are amortized on a straight-line basis over an estimated service period of four years. Therefore, revenues for each period will vary depending on the change in the total shares outstanding for companies listed on The NASDAQ Stock Market in each of the preceding four years.

Initial listing revenues decreased slightly in the second quarter and first six months of 2011 compared with the same periods in 2010. Initial listing revenues are amortized on a straight-line basis over an estimated service period of six years. Therefore, revenues for each year will vary depending on the number of new listings, which include IPOs, in each of the preceding six years. New listings were 40 during the second quarter of 2011 and 74 during the first six months of 2011 compared with 59 during the second quarter of 2010 and 100 during the first six months of 2010. The decrease in new listings during the second quarter and first six months of 2011 will impact future revenues as these revenues are amortized on a straight-line basis over the estimated service period of six years.

European Listing Services Revenues

European listing services revenues increased in the second quarter and first six months of 2011 compared with the same periods in 2010 primarily reflecting a favorable impact from foreign exchange. European listing services revenues are recognized ratably over a 12-month period.

Corporate Solutions Revenues

Corporate Solutions revenues increased in the second quarter and first six months of 2011 compared with the same periods in 2010 primarily due to expanding customer utilization of Shareholder.com and Directors Desk, as well as revenues from our acquisition of ZVM in December 2010.

Global Index Group Revenues

Global Index Group revenues increased in the second quarter and first six months of 2011 compared with the same periods in 2010 primarily due to an increase in underlying assets associated with NASDAQ OMX-licensed ETFs and other financial products.

MARKET TECHNOLOGY

The following table shows revenues from our Market Technology segment:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2011	2010		2011	2010
	(in millions)			(in millions)
Market Technology Revenues:
License, support and facility management	$30	$24	25.0%	$57	$49	16.3%
Delivery project	6	4	50.0%	12	8	50.0%
Change request, advisory and broker surveillance	10	6	66.7%	20	11	81.8%

Total Market Technology revenues	$46	$34	35.3%	$89	$68	30.9%

Market Technology revenues increased in the second quarter and first six months of 2011 compared with the same periods in 2010 primarily due to operational increases in change request, advisory and broker surveillance revenues and delivery project revenues, as well as a favorable impact from foreign exchange.

License, support and facility management revenues increased in the second quarter and first six months of 2011 compared with the same periods in 2010 primarily due to a favorable impact from foreign exchange of $5 million in the second quarter of 2011 and $8 million in the first six months of 2011.

Delivery project revenues increased in the second quarter and first six months of 2011 compared with the same periods in 2010 primarily due to the recognition of previously deferred revenues in the current periods. Delivery project revenues are derived from the system solutions developed and sold by NASDAQ OMX. Total revenues, as well as costs incurred, are typically deferred until the customization and any significant modifications are completed and are then recognized over the post contract support period. In addition, there was a favorable impact from foreign exchange of $1 million in the second quarter of 2011 and $2 million in the first six months of 2011.

Change request, advisory and broker surveillance revenues increased in the second quarter and first six months of 2011 compared with the same periods in 2010 primarily due to an increase in broker surveillance revenues resulting from our acquisition of SMARTS in August 2010. In addition, there was a favorable impact from foreign exchange of $1 million in the second quarter of 2011 and $2 million in the first six months of 2011.

As of June 30, 2011, total order value, which represents the total contract value of orders signed that are yet to be recognized as revenues, was $483 million compared with $453 million as of June 30, 2010. Market Technology deferred revenue of $148 million, which is included in this amount, represents cash payments received that are yet to be recognized as revenue for these signed orders. See Note 7, “Deferred Revenue,” to the condensed consolidated financial statements for further discussion. The recognition and timing of these revenues depends on many factors, including those that are not within our control. As such, the following table of Market Technology revenues to be recognized in the future represents our best estimate:

Total Order Value
(in millions)
Fiscal year ended:
2011(1)	$74
2012	129
2013	99
2014	71
2015	54
2016 and thereafter	56

Total	$483

(1)	Represents revenues that are anticipated to be recognized over the remaining six months of 2011.

Expenses

Operating Expenses

The following table shows our operating expenses:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2011	2010		2011	2010
	(in millions)			(in millions)
Compensation and benefits	$115	$103	11.7%	$226	$201	12.4%
Marketing and advertising	5	5	—	10	9	11.1%
Depreciation and amortization	26	25	4.0%	53	50	6.0%
Professional and contract services	22	20	10.0%	43	39	10.3%
Computer operations and data communications	16	14	14.3%	34	30	13.3%
Occupancy	23	21	9.5%	46	43	7.0%
Regulatory	8	9	(11.1)%	17	19	(10.5)%
Merger and strategic initiatives	29	1	#	34	1	#
General, administrative and other	14	13	7.7%	27	68	(60.3)%

Total operating expenses	$258	$211	22.3%	$490	$460	6.5%

#	Denotes a variance equal to or greater than 100.0%.

Total operating expenses increased $47 million in the second quarter of 2011 compared with the same period in 2010, reflecting an increase in operating expenses of $31 million and an unfavorable impact from foreign exchange of $16 million. Total operating expenses increased $30 million in the first six months of 2011 compared with the same period in 2010, reflecting an increase in operating expenses of $8 million and an unfavorable impact from foreign exchange of $22 million. The operational increase in operating expenses for the second quarter and first six months of 2011 was primarily due to an increase in merger and strategic initiatives expense predominantly reflecting costs incurred in connection with our joint proposal to acquire NYSE Euronext. The operational increase in operating expenses in the first six months of 2011 was also due to an increase in compensation and benefits expense primarily due to an increase in salary expense. Partially offsetting the operational increases in the first six months of 2011 was a decrease in general, administrative and other expense for charges incurred in the first quarter of 2010 in connection with the January 2010 repayment of our senior secured credit facilities in place as of December 31, 2009.

Compensation and benefits expense increased in the second quarter and first six months of 2011 compared with the same periods in 2010 primarily due to an increase in salary expense as a result of our acquisitions of SMARTS, FTEN and ZVM in the second half of 2010, higher compensation expenses reflecting stronger financial performance and an unfavorable impact from foreign exchange of $8 million in the second quarter of 2011 and $11 million in the first six months of 2011. Headcount, including staff employed at consolidated entities where we have a controlling financial interest, increased to 2,395 employees at June 30, 2011 from 2,181 employees at June 30, 2010. The increase in headcount was primarily due to our acquisitions of SMARTS, FTEN and ZVM in the second half of 2010.

Merger and strategic initiatives expense was $29 million in the second quarter of 2011 and $34 million in the first six months of 2011 compared with $1 million in both the second quarter and first six months of 2010. The costs in the second quarter and first six months of 2011 primarily related to costs incurred for advisors, legal, bank commitment fees and other professional services, related to our joint proposal to acquire NYSE Euronext. As noted above, in May 2011, following discussions with the Antitrust Division of the U.S. Department of Justice, NASDAQ OMX and IntercontinentalExchange, Inc. announced the withdrawal of a joint proposal made in April 2011 to acquire NYSE Euronext.

General, administrative and other expense increased slightly in the second quarter of 2011 and decreased $41 million in the first six months of 2011 compared with the same periods in 2010. The decrease in the first six months of 2011 was primarily due to charges incurred in the first quarter of 2010 related to the repayment of our senior secured credit facilities in place as of December 31, 2009. In January 2010, we recorded a pre-tax charge of $40 million, which included the write-off of the remaining unamortized balance of debt issuance costs incurred in conjunction with our senior secured credit facilities in place as of December 31, 2009. See “Senior Unsecured Notes and Credit Facility,” of Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion.

Non-operating Income and Expenses

The following table presents our non-operating income and expenses:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2011	2010		2011	2010
	(in millions)			(in millions)
Interest income	$3	$2	50.0%	$5	$5	—
Interest expense	(31)	(26)	19.2%	(63)	(51)	23.5%

Net interest expense	(28)	(24)	16.7%	(58)	(46)	26.1%
Dividend and investment income (loss)	—	1	#	(1)	1	#
Loss on divestiture of businesses	—	(11)	#	—	(11)	#
Income from unconsolidated investees, net	1	1	—	1	1	—

Total non-operating expenses	$(27)	$(33)	(18.2)%	$(58)	$(55)	5.5%

#	Denotes a variance equal to or greater than 100.0%.

Total non-operating expenses decreased $6 million in the second quarter of 2011 compared with the same period in 2010 primarily due to the loss on divesture of businesses in 2010, partially offset by an increase in interest expense. Total non-operating expenses increased $3 million in the first six months of 2011 compared with the same period in 2010 primarily due to an increase in interest expense in 2011, partially offset by the loss on divesture of businesses in 2010.

Interest Expense

Interest expense increased in the second quarter and first six months of 2011 compared with the same periods in 2010 primarily due to additional interest expense as a result of the 2018 Notes issued in December 2010 to partially finance the repurchase of shares. See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion of our debt obligations.

Interest expense for the second quarter of 2011 was $31 million, and was comprised of $24 million in interest expense, $4 million of non-cash expense associated with accretion of debt discounts, $2 million in non-cash debt issuance amortization expense and $1 million of other bank and investment-related fees. Interest expense for the second quarter of 2010 was $26 million, and was comprised of $20 million in interest expense, $3 million of non-cash expense associated with accretion of debt discounts, $2 million in non-cash debt issuance amortization expense and $1 million of other bank and investment-related fees.

Interest expense for the first six months of 2011 was $63 million, and was comprised of $48 million in interest expense, $8 million of non-cash expense associated with accretion of debt discounts, $4 million in non-cash debt issuance amortization expense and $3 million of other bank and investment-related fees. Interest expense for the first six months of 2010 was $51 million, and was comprised of $39 million in interest expense, $7 million of non-cash expense associated with accretion of debt discounts, $3 million in non-cash debt issuance amortization expense and $2 million of other bank and investment-related fees.

Loss on Divestiture of Businesses

The loss on divestiture of businesses of $11 million in 2010 was due to our decision to close the businesses of both NEURO ($6 million) and Agora-X ($5 million) in the second quarter of 2010.

Income Taxes

NASDAQ OMX’s income tax provision was $40 million in the second quarter of 2011 and $89 million in the first six months of 2011 compared with $51 million in the second quarter of 2010 and $81 million in the first six months of 2010. The overall effective tax rate was 31% in the second quarter of 2011 and 35% in the second quarter of 2010. The overall effective tax rate was 31% in the first six months of 2011 and 34% in the first six months of 2010. The lower effective tax rate in the second quarter and first six months of 2011 when compared to the second quarter and first six months of 2010 was primarily due to a change in the geographic mix of earnings and losses, as well as increased permanent tax benefits. Furthermore, in the second quarter of 2010, we recorded significant adjustments related to prior years which resulted in an increase to the tax provision.

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

NASDAQ OMX and its eligible subsidiaries file a consolidated U.S. federal income tax return and applicable state and local income tax returns and non-U.S. income tax returns. Federal income tax returns for the years 2008 and 2009 are currently under audit by the Internal Revenue Service. The review of federal income tax returns for the years 2007 and 2010 are expected to commence in 2011. Several state tax returns are currently under examination by the respective tax authorities for the years 2000 through 2008 and we are subject to examination for 2009. Non-U.S. tax returns are subject to review by the respective tax authorities for years 2003 through 2010. We anticipate that the amount of unrecognized tax benefits at June 30, 2011 will significantly decrease in the next twelve months as we expect to settle certain tax audits. The final outcome of such audits cannot yet be determined. We anticipate that such adjustments will not have a material impact on our condensed consolidated financial position or results of operations.

In the fourth quarter of 2010, we received an appeal from the Finnish Tax Authority in which such authority challenges certain interest expense deductions claimed by NASDAQ OMX in Finland for the years 2008 and 2009. NASDAQ OMX’s tax return position with respect to this deduction was previously reviewed and approved by the Finnish Tax Authority. The appeal also demands certain penalties be paid with regard to the company’s tax return filing position. If the Finnish Tax Authority prevails in its challenge, additional tax and penalties for the years 2008-2010 would total approximately $18 million. We expect the Finnish Tax Authority to agree with our position once its review is completed and, as such, believe it is unlikely NASDAQ OMX will be assessed any additional tax and penalties. Through June 30, 2011, we have recorded the tax benefits associated with the filing position.

In June 2009, NASDAQ OMX filed an application for an advance tax ruling with the Swedish Tax Council for Advance Tax Rulings. The application was filed to confirm whether certain interest expense is deductible for Swedish tax purposes under legislation that became effective on January 1, 2009. In June 2010, we received a favorable response from the Swedish Tax Council for Advance Tax Rulings in which all members of the Council agreed that the interest expense is deductible for Swedish tax purposes. The Swedish Tax Agency has appealed the Council’s ruling to the Swedish Supreme Administrative Court. We expect the Swedish Supreme Administrative Court to agree with the ruling from the Swedish Tax Council for Advance Tax Rulings. In the second quarter of 2011, we recorded a tax benefit of $5 million, or $0.03 per diluted share, and in the second quarter of 2010, we recorded a tax benefit of $4 million, or $0.02 per diluted share, related to this matter. In the first six months of 2011, we recorded a tax benefit of $10 million, or $0.06 per diluted share, and in the first six months of 2010, we recorded a tax benefit of $9 million, or $0.04 per diluted share, related to this matter. Since January 1, 2009, we have recorded a tax benefit of $47 million, or $0.23 per diluted share, related to this matter.

Non-GAAP Financial Measures

In addition to disclosing results determined in accordance with GAAP, we have also provided non-GAAP net income attributable to NASDAQ OMX and non-GAAP diluted earnings per share. Management uses this non-GAAP information internally, along with GAAP information, in evaluating our performance and in making financial and operational decisions.

We believe our presentation of these measures provides investors with greater transparency and supplemental data relating to our financial condition and results of operations. In addition, we believe the presentation of these measures is useful to investors for period-to-period comparison of results as the items described below do not reflect operating performance. These measures are not in accordance with, or an alternative to, GAAP, and may be different from non-GAAP measures used by other companies. Investors should not rely on any single financial measure when evaluating our business. We recommend investors review the GAAP financial measures included in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the notes thereto. When viewed in conjunction with our GAAP results and the accompanying reconciliation, we believe these non-GAAP measures provide greater transparency and a more complete understanding of factors affecting our business than GAAP measures alone. Our management uses these measures to evaluate operating performance, and management decisions during the reporting period are made by excluding certain items that we believe have less significance on, or do not impact, the day-to-day performance of our business. We understand that analysts and investors regularly rely on non-GAAP financial measures, such as non-GAAP net income and non-GAAP diluted earnings per share, to assess operating performance. We use non-GAAP net income attributable to NASDAQ OMX and non-GAAP diluted earnings per share because they more clearly highlight trends in our business that may not otherwise be apparent when relying solely on GAAP financial measures, since these measures eliminate from our results specific financial items that have less bearing on our operating performance. Non-GAAP net income attributable to NASDAQ OMX for the periods presented below is calculated by adjusting net income attributable to NASDAQ OMX for charges or gains related to acquisition and divestiture transactions, integration activities related to acquisitions and other significant infrequent charges or gains and their related income tax effects that are not related to our core business. We do not believe these items are representative of our future operating performance since these charges were not consistent with our normal operating performance.

Non-GAAP adjustments for the three months ended June 30, 2011 primarily related to the following:

(i) merger and strategic initiatives costs, primarily costs for advisors, legal, bank commitment fees and other professional services, related to our joint proposal to acquire NYSE Euronext, and (ii) adjustment to the income tax provision to reflect these non-GAAP adjustments.

Non-GAAP adjustments for the three months ended June 30, 2010 primarily related to the following:

(i) merger and strategic initiatives costs, primarily legal and consulting, related to our acquisition of SMARTS, (ii) workforce reduction costs related to recent acquisitions, (iii) loss on divestiture of businesses primarily related to our decision to close the businesses of both NEURO ($6 million) and Agora-X ($5 million), (iv) adjustment to the income tax provision to reflect these non-GAAP adjustments, and (v) significant tax adjustments, net related to prior years.

Non-GAAP adjustments for the six months ended June 30, 2011 primarily related to the following:

(i) merger and strategic initiatives costs, primarily costs for advisors, legal, bank commitment fees and other professional services, related to our joint proposal to acquire NYSE Euronext, as well as costs related to recent acquisitions and other strategic initiatives, (ii) sublease loss reserve charge recorded on space we occupy in Woborn, Massachusetts, (iii) asset retirement charges primarily related to obsolete technology, and (iv) adjustment to the income tax provision to reflect these non-GAAP adjustments.

Non-GAAP adjustments for the six months ended June 30, 2010 primarily related to the following:

(i) merger and strategic initiatives costs, primarily legal and consulting, related to our acquisition of SMARTS, (ii) asset retirement charges primarily related to obsolete technology associated with recent acquisitions, (iii) debt related charges associated with the repayment of our senior secured credit facilities in place as of December 31, 2009, (iv) loss on divestiture of businesses primarily related to our decision to close the businesses of both NEURO ($6 million) and Agora-X ($5 million), (v) workforce reduction costs related to recent acquisitions, (vi) adjustment to the income tax provision to reflect these non-GAAP adjustments, and (vii) significant tax adjustments, net related to prior years.

The following table reconciles GAAP net income attributable to NASDAQ OMX and diluted earnings per share to non-GAAP net income attributable to NASDAQ OMX and diluted earnings per share for the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30, 2011		Three Months Ended June 30, 2010
	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
	(in millions, except per share amounts)
GAAP net income attributable to NASDAQ OMX and diluted earnings per share	$92	$0.51	$96	$0.46

Non-GAAP adjustments:
Merger and strategic initiatives	29	0.16	1	0.01
Workforce reductions	—	—	3	0.01
Loss on divestiture of businesses	—	—	11	0.05
Other	—	—	1	0.01
Adjustment to the income tax provision to reflect non-GAAP adjustments(1)	(9)	(0.05)	(7)	(0.03)
Significant tax adjustments, net	—	—	3	0.01

Total non-GAAP adjustments, net of tax	20	0.11	12	0.06

Non-GAAP net income attributable to NASDAQ OMX and diluted earnings per share	$112	$0.62	$108	$0.52

Weighted-average common shares outstanding for diluted earnings per share		180,518,280		209,414,978

(1)	We determine the tax effect of each item based on the tax rules in the respective jurisdiction where the transaction occurred.

The following table reconciles GAAP net income attributable to NASDAQ OMX and diluted earnings per share to non-GAAP net income attributable to NASDAQ OMX and diluted earnings per share for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30, 2011		Six Months Ended June 30, 2010
	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
	(in millions, except per share amounts)
GAAP net income attributable to NASDAQ OMX and diluted earnings per share	$196	$1.09	$157	$0.74

Non-GAAP adjustments:
Merger and strategic initiatives	34	0.18	1	0.01
Sublease reserves	2	0.01	—	—
Asset retirements	1	0.01	3	0.01
Debt repayment	—	—	40	0.19
Loss on divestiture of businesses	—	—	11	0.05
Workforce reductions	—	—	5	0.02
Other	1	0.01	3	0.02
Adjustment to the income tax provision to reflect non-GAAP adjustments(1)	(12)	(0.07)	(23)	(0.11)
Significant tax adjustments, net	—	—	3	0.01

Total non-GAAP adjustments, net of tax	26	0.14	43	0.20

Non-GAAP net income attributable to NASDAQ OMX and diluted earnings per share	$222	$1.23	$200	$0.94

Weighted-average common shares outstanding for diluted earnings per share		180,162,104		211,999,821

(1)	We determine the tax effect of each item based on the tax rules in the respective jurisdiction where the transaction occurred.

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

In the near term, we expect that our operations will provide sufficient cash to fund our operating expenses, capital expenditures, and interest payments on our debt obligations. Working capital (calculated as current assets less current liabilities) was $510 million at June 30, 2011, compared with $279 million at December 31, 2010, an increase of $231 million. As of June 30, 2011, our cash and cash equivalents of $578 million were primarily invested in money market funds. In the long-term, we may use both internally generated funds and external sources to satisfy our debt and other long-term liabilities.

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

Cash and Cash Equivalents and Changes in Cash Flows

Cash and cash equivalents include cash in banks and all non-restricted highly liquid investments with original maturities of three months or less at the time of purchase. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy and alternative investment choices. Restricted cash, which was $59 million as of June 30, 2011 and $60 million as of December 31, 2010, is not available for general use by us due to regulatory and other requirements and is classified as restricted cash in the Condensed Consolidated Balance Sheets. As of June 30, 2011 and December 31, 2010, current restricted cash primarily includes cash held for regulatory purposes at NASDAQ OMX Nordic and cash held in customer margin accounts at IDCG and NOCC. Non-current restricted cash was $105 million at June 30, 2011 and December 31, 2010 and includes a deposit in the guaranty fund of IDCG of $80 million, as well as $25 million segregated for NOCC to improve its liquidity position, which is not available for general use. These amounts are classified as non-current restricted cash in the Condensed Consolidated Balance Sheets.

The following tables summarize our cash and cash equivalents and changes in cash flows:

	June 30, 2011	December 31, 2010	Percentage Change
	(in millions)
Cash and cash equivalents(1)	$578	$315	83.5%

(1)	Cash and cash equivalents exclude restricted cash which is not available for general use by us due to regulatory and other requirements.

	Six Months Ended June 30,		Percentage Change
	2011	2010
	(in millions)
Net cash provided by operating activities	$430	$223	92.8%
Net cash used in investing activities	(76)	(14)	#
Net cash used in financing activities	(96)	(258)	(62.8)%
Effect of exchange rate changes on cash and cash equivalents	5	(19)	#

#	Denotes a variance greater than 100.0%.

Cash and Cash Equivalents

Cash and cash equivalents as of June 30, 2011 increased $263 million from December 31, 2010 primarily due to net cash provided by operating activities, partially offset by net cash used in financing activities and investing activities.

Changes in Cash Flows

Net Cash Provided by Operating Activities

The following items impacted our net cash provided by operating activities for the six months ended June 30, 2011:

•	Net income of $194 million, plus:

•

Non-cash items of $56 million comprised primarily of $53 million of depreciation and amortization expense, $17 million of share-based compensation expense, $8 million related to accretion of debt discounts, partially offset by deferred income taxes of $21 million.

•	Increase in deferred revenue of $70 million mainly due to Global Listing Services’ annual billings.

•	Increase in Section 31 fees payable to SEC of $65 million mainly due to the timing of payments and higher Section 31 fee rates due to increased rates in 2011.

•	Decrease in other assets of $65 million primarily due to a decrease in non-current deferred tax assets related to the utilization of a capital-loss carry-back.

•

Increase in accounts payable and accrued expenses of $46 million primarily due to the timing of payments, an increase in rebates payable within U.S. transaction services and an increase in accrued interest payable.

•	Increase in other liabilities of $14 million primarily reflecting an increase in accrued taxes payable and increases related to customer cash margin accounts held at IDCG and NOCC.

Partially offset by an:

•

Increase in receivables, net of $43 million primarily due to an increase in income tax receivables related to estimated taxes paid in excess of current tax liabilities, an increase in Transaction Services’ receivables primarily related to increased Section 31 fee rates and other increases associated with our derivatives business.

•	Decrease in accrued personnel costs of $37 million primarily due to the payment of our 2010 incentive compensation in the first quarter of 2011, partially offset by the 2011 accrual.

The following items impacted our net cash provided by operating activities for the six months ended June 30, 2010:

•	Net income of $154 million, plus:

•

Non-cash items of $119 million comprised primarily of $50 million of depreciation and amortization expense, $37 million for the refinancing of debt obligations (which includes $28 million for the write-off of the remaining unamortized balance of debt issuance costs incurred in conjunction with our senior secured credit facilities in place as of December 31, 2009 and $9 million in costs to terminate our float-to-fixed interest rate swaps previously designated as a cash flow hedge), $17 million of share-based compensation, and $11 million for loss on divestiture of businesses.

•	Increase in deferred revenue of $89 million mainly due to Global Listing Services’ annual billings.

•

Increase in accounts payable and accrued expenses of $49 million primarily reflecting an increase in accrued interest payable primarily due to the timing of payments, increased rebates payable within U.S. transaction services reflecting increased trading activity, and an increase in payables related to our NASDAQ OMX Commodities U.K. power business, representing unsettled trades.

Partially offset by an:

•

Increase in receivables, net of $71 million primarily due to increased U.S. transaction service trade receivables, reflecting increased trading and volumes, and increased income tax receivables related to estimated taxes paid in excess of current tax liabilities.

•

Increase in other assets of $61 million primarily related to a prepaid expense for a data center lease of $34 million, an increase in non-current restricted cash related to cash provided to NOCC of $25 million to improve its liquidity position, and an increase of $12 million related to receivables for unsettled trades within NASDAQ OMX Commodities related to our U.K. power business. These increases were partially offset by a decrease in certain deposits.

•	Decrease in accrued personnel costs of $39 million primarily due to the payment of our 2009 incentive compensation in the first quarter of 2010, partially offset by the 2010 accrual.

•

Decrease in other liabilities of $17 million primarily due to the settlement of our float-to-fixed interest rate swap previously designated as a cash flow hedge and decreases in our sub-lease reserves due to utilization for rent payments.

We expect that net cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, accounts receivable collections, share-based compensation and the timing and amount of other payments that we make.

Net Cash Used in Investing Activities

Net cash used in investing activities in the first six months of 2011 and 2010 primarily consists of purchases of trading securities and purchases of property and equipment, partially offset by proceeds from sales and redemptions of trading securities.

Net Cash Used in Financing Activities

Net cash used in financing activities in the first six months of 2011 primarily consisted of a $70 million required quarterly principal payment and an optional principal payment of $50 million made on our Term Loans.

Net cash used in financing activities in the first six months of 2010 is primarily due to the repayment of our senior secured credit facilities in place as of December 31, 2009, cash used in connection with our share repurchase program, an optional payment of $25 million on our Term Loans and a $16 million payment related to the payoff of our subordinated debt obligation assumed in the acquisition of Nord Pool’s derivatives, clearing and consulting subsidiaries, partially offset by the net proceeds from the issuance of $1 billion of Notes and funding of $700 million in Term Loans in January 2010. For further discussion of our debt obligations, see Note 8, “Debt Obligations,” to the condensed consolidated financial statements. For further discussion of our share repurchase program, see “Share Repurchase Program and Share Repurchase from Borse Dubai,” of Note 12, “NASDAQ OMX Stockholders’ Equity,” to the condensed consolidated financial statements.

Indebtedness

The following table summarizes our debt obligations by contractual maturity:

	Maturity Date	June 30, 2011	December 31, 2010
		(in millions)
3.75% convertible notes (net of discount)(1)	October 2012	$—	$—
$700 million senior unsecured term loan facility	January 2013	450	570
2.50% convertible senior notes	August 2013	395	388
4.00% senior unsecured notes (net of discount)	January 2015	399	398
5.25% senior unsecured notes (net of discount)	January 2018	367	367
5.55% senior unsecured notes (net of discount)	January 2020	598	598

Total debt obligations		2,209	2,321
Less current portion		(140)	(140)

Total long-term debt obligations		$2,069	$2,181

(1)	As of June 30, 2011 and December 31, 2010, approximately $0.5 million aggregate principal amount of the 3.75% convertible notes remained outstanding.

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

In addition to the $250 million revolving credit commitment, we also have other credit facilities related to our clearinghouses in order to meet liquidity and regulatory requirements. These credit facilities, which are available in multiple currencies, primarily Swedish Krona and U.S. dollar, totaled $460 million ($208 million in available liquidity and $252 million to satisfy regulatory requirements), of which $10 million was utilized at June 30, 2011. At December 31, 2010, these credit facilities totaled $440 million ($196 million in available liquidity and $244 million to satisfy regulatory requirements), none of which was utilized.

Debt Covenants

At June 30, 2011, we were in compliance with the covenants of all of our debt obligations.

See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion of our debt obligations.

Derivative Clearing and Broker-Dealer Net Capital Requirements

Derivative Clearing Operations Regulatory Capital Requirements

We are required to maintain minimum levels of regulatory capital primarily for our clearing operations for NASDAQ OMX Stockholm, NASDAQ OMX Commodities and IDCG. The level of regulatory capital required to be maintained is dependent upon many factors, including market conditions and creditworthiness of the counterparty. At June 30, 2011, we were required to maintain regulatory capital of $316 million which is comprised of:

•	$3 million of restricted cash;

•	$80 million of non-current restricted cash; and

•	$233 million primarily in Swedish government debt securities. These securities are included in financial investments, at fair value in the Condensed Consolidated Balance Sheets as of June 30, 2011.

In addition, we have available credit facilities of $252 million which can be utilized to satisfy our regulatory capital requirements.

Broker-Dealer Net Capital Requirements

Our broker-dealer subsidiaries, Nasdaq Execution Services and NASDAQ Options Services, are subject to regulatory requirements intended to ensure their general financial soundness and liquidity. These requirements obligate these subsidiaries to comply with minimum net capital requirements. At June 30, 2011, Nasdaq Execution Services was required to maintain minimum net capital of $0.3 million and had total net capital of approximately $10.9 million, or $10.6 million in excess of the minimum amount required. At June 30, 2011, NASDAQ Options Services also was required to maintain minimum net capital of $0.3 million and had total net capital of approximately $4.1 million, or $3.8 million in excess of the minimum amount required.

Other Capital Requirements

NASDAQ Options Services also is required to maintain a $2.0 million minimum level of net capital under our clearing arrangement with The Options Clearing Corporation, or OCC.

Contractual Obligations and Contingent Commitments

NASDAQ OMX has contractual obligations to make future payments under debt obligations by contract maturity, minimum rental commitments under non-cancelable operating leases, net and other obligations. The following table shows these contractual obligations as of June 30, 2011:

	Payments Due by Period
Contractual Obligations	Total	Remainder of 2011	2012-2013	2014-2015	2016-Thereafter
	(in millions)
Debt obligations by contract maturity (1)	$2,789	$116	$974	$530	$1,169
Minimum rental commitments under non-cancelable operating leases, net(2)	514	58	144	110	202
Other obligations(3)	23	—	23	—	—

Total	$3,326	$174	$1,141	$640	$1,371

(1)

Our debt obligations include both principal and interest obligations. A weighted-average interest rate of 2.26% at June 30, 2011 was used to compute the amount of the contractual obligations for interest on our Term Loans. All other debt obligations were calculated on a 360-day basis at the contractual fixed rate multiplied by the aggregate principal amount at June 30, 2011. See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion.

(2)

We lease some of our office space and equipment under non-cancelable operating leases with third parties and sublease office space to third parties. Some of our leases contain renewal options and escalation clauses based on increases in property taxes and building operating costs.

(3)

In connection with our acquisitions of FTEN and SMARTS, we entered into escrow agreements to secure the payment of post-closing adjustments and other closing conditions. At June 30, 2011, these agreements provide for future payments of $23 million and are included in other current liabilities in the Condensed Consolidated Balance Sheets.

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

We require our customers and clearing members to pledge collateral and meet certain minimum financial standards to mitigate the risk if they become unable to satisfy their obligations. Total customer pledged collateral with NASDAQ OMX Commodities and NASDAQ OMX Stockholm was $6.9 billion at June 30, 2011 and $8.7 billion at December 31, 2010. This pledged collateral is held by a third-party custodian bank for the benefit of the clearing members and is accessible by NASDAQ OMX in the event of default. Since these funds are not held by NASDAQ OMX Commodities or NASDAQ OMX Stockholm and they are not available for our use, we do not receive any interest income on these funds.

We also require market participants at IDCG and NOCC to meet certain minimum financial standards to mitigate the risk if they become unable to satisfy their obligations and to provide collateral to cover the daily margin call. Customer pledged cash collateral held by IDCG and NOCC, which was $20 million at June 30, 2011 and $15 million at December 31, 2010, is included in restricted cash with an offsetting liability included in other current liabilities in the Condensed Consolidated Balance Sheets, as the risks and rewards of collateral ownership, including interest income, belongs to IDCG and NOCC. Clearing member pledged cash collateral, included in IDCG’s guaranty fund, was $8 million at both June 30, 2011 and December 31, 2010. This cash is included in non-current restricted cash with an offsetting liability included in other non-current liabilities in the Condensed Consolidated Balance Sheets, as the risks and rewards of collateral ownership, including interest income, belongs to IDCG.

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

Guarantees Issued and Credit Facilities Available

In addition to the collateral pledged by market participants discussed above, we have obtained financial guarantees and credit facilities which are guaranteed by us through counter indemnities, to provide further liquidity and default protection. At June 30, 2011, financial guarantees issued to us totaled $5 million. Credit facilities, which are available in multiple currencies, primarily Swedish Krona and U.S. dollar, totaled $460 million ($208 million in available liquidity and $252 million to satisfy regulatory requirements), of which $10 million was utilized at June 30, 2011. At December 31, 2010, these facilities totaled $440 million ($196 million in available liquidity and $244 million to satisfy regulatory requirements), none of which was utilized.

We believe that the potential for us to be required to make payments under these arrangements is mitigated through the pledged collateral and our risk management policies. Accordingly, no contingent liability is recorded in the Condensed Consolidated Balance Sheets for these arrangements.

Lease Commitments

We lease some of our office space and equipment under non-cancelable operating leases with third parties and sublease office space to third parties. Some of our leases contain renewal options and escalation clauses based on increases in property taxes and building operating costs.

Other Guarantees

We have provided other guarantees as of June 30, 2011 of $20 million, primarily related to obligations for our rental and leasing contracts. In addition, for certain Market Technology contracts, we have performance guarantees of $6 million related to the delivery of software technology and support services. We have received financial guarantees from various financial institutions to support these guarantees. These guarantees totaled $24 million at December 31, 2010.

We have also provided a $25 million guarantee to our wholly-owned subsidiary, NOCC, to cover potential losses in the event of customer defaults, net of any collateral posted against such losses.

We believe that the potential for us to be required to make payments under these arrangements is unlikely. Accordingly, no contingent liability is recorded in the Condensed Consolidated Balance Sheets for the above guarantees.

Brokerage Activities

Nasdaq Execution Services and NASDAQ Options Services provide guarantees to securities clearinghouses and exchanges under their standard membership agreements, which require members to guarantee the performance of other members. If a member becomes unable to satisfy its obligations to a clearinghouse or exchange, other members would be required to meet its shortfalls. To mitigate these performance risks, the exchanges and clearinghouses often require members to post collateral, as well as meet certain minimum financial standards. Nasdaq Execution Services’ and NASDAQ Options Services’ maximum potential liability under these arrangements cannot be quantified. However, we believe that the potential for Nasdaq Execution Services and NASDAQ Options Services to be required to make payments under these arrangements is unlikely. Accordingly, no contingent liability is recorded in the Condensed Consolidated Balance Sheets for these arrangements.

Review for Potential Goodwill Impairment

Goodwill represents the excess of the purchase price over the value assigned to the net tangible and identifiable intangible assets of a business acquired. Goodwill is allocated to the reporting units based on the assignment of the fair values of each reporting unit of the acquired company. We are required to test goodwill for impairment at the reporting unit level annually, or in interim periods if certain events occur indicating that the carrying value may be impaired. We test for impairment during the fourth quarter of our fiscal year using October 1st carrying values. We considered the need to update our most recent annual goodwill impairment test as of June 30, 2011 and concluded that none of the impairment indicators triggered a revised impairment analysis. As such, we concluded the assumptions used during the annual assessment remained appropriate. There was no impairment of goodwill for the three and six months ended June 30, 2011 and 2010. Although there is no impairment as of June 30, 2011, events such as economic weakness and unexpected significant declines in operating results of reporting units may result in our having to perform a goodwill impairment test for some or all of our reporting units prior to the required annual assessment. These types of events and the resulting analysis could result in goodwill impairment charges in the future.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the potential for losses that may result from changes in the market value of a financial instrument due to changes in market conditions. As a result of our operating and financing activities, we are exposed to market risks such as interest rate risk and foreign currency exchange rate risk. We are also exposed to credit risk as a result of our normal business activities.

We have implemented policies and procedures to measure, manage, monitor and report risk exposures, which are reviewed regularly by management and the board of directors. We identify risk exposures and monitor and manage such risks on a daily basis.

We perform sensitivity analyses to determine the effects of market risk exposures. We may use derivative instruments solely to hedge financial risks related to our financial positions or risks that are incurred during the normal course of business. We do not use derivative instruments for speculative purposes.

Interest Rate Risk

The following table summarizes our significant exposure to interest rate risk on our financial assets and liabilities as of June 30, 2011:

	Financial Assets	Financial Liabilities(1)	Negative impact of a 100 bp adverse shift in interest rate(2)
	(in millions)
Floating rate positions(3)	$742	$450	$3
Fixed rate positions(4)	295	1,798	1

Total	$1,037	$2,248	$4

(1)	Represents total contractual debt obligations.
(2)	Annualized impact of a 100 basis point parallel adverse shift in the yield curve.
(3)	Includes floating rate and fixed interest rates with a maturity or reset date due within 12 months.
(4)	Financial assets primarily consist of Swedish government debt securities, which are classified as trading investment securities, with an average duration of 0.75 years.

We are exposed to cash flow risk on floating rate financial assets, which totaled $742 million at June 30, 2011. When interest rates on financial assets of floating rate positions decrease, net interest income decreases. When interest rates on financial liabilities of floating rate positions increase, net interest expense increases. Based on June 30, 2011 positions, each 1.0% change in interest rate on our net floating rate positions would impact annual pre-tax income negatively by $3 million in total as reflected in the table above.

We are exposed to price risk on our fixed rate financial assets, which totaled $295 million at June 30, 2011. At June 30, 2011, these fixed rate positions have an average outstanding maturity or reset date falling in less than one year. A parallel shift on 1.0% of the interest rate curve would in aggregate impact the fair value of these positions by approximately $2 million. The net effect of such a yield curve shift, taking into account the change in fair value and the increase in interest income, would impact annual pre-tax income negatively by $1 million.

Foreign Currency Exchange Rate Risk

As a leading global exchange group, we are subject to foreign currency translation risk. For the three months ended June 30, 2011, approximately 36.2% of our revenues less transaction rebates, brokerage, clearance and exchange fees and 30.6% of our operating income were derived from currencies other than the U.S. dollar, primarily the Swedish Krona, Euro, Norwegian Krone and Danish Krone. For the six months ended June 30, 2011, approximately 35.8% of our revenues less transaction rebates, brokerage, clearance and exchange fees and 29.5% of our operating income were derived from currencies other than the U.S. dollar, primarily the Swedish Krona, Euro, Norwegian Krone and Danish Krone.

Our primary exposure to foreign currency denominated revenues less transaction rebates, brokerage, clearance and exchange fees and operating income for the three months ended June 30, 2011 is presented in the following table:

	Swedish Krona	Euro	Norwegian Krone	Danish Krone	Other Foreign Currencies
	(in millions, except currency rate)
Average foreign currency rate to the U.S. dollar in the second quarter of 2011	0.1597	1.4399	0.1839	0.1931	#
Percentage of revenues less transaction rebates, brokerage, clearance and exchange fees	23.6%	3.7%	2.8%	2.9%	3.2%
Percentage of operating income	20.6%	5.5%	3.4%	3.9%	(2.8)%
Impact of a 10% adverse currency fluctuation on revenues less transaction rebates, brokerage, clearance and exchange fees	$(10)	$(2)	$(1)	$(1)	$(1)
Impact of a 10% adverse currency fluctuation on operating income	$(3)	$(1)	$(1)	$(1)	$—

#	Represents multiple foreign currency rates.

Our primary exposure to foreign currency denominated revenues less transaction rebates, brokerage, clearance and exchange fees and operating income for the six months ended June 30, 2011 is presented in the following table:

	Swedish Krona	Euro	Norwegian Krone	Danish Krone	Other Foreign Currencies
	(in millions, except currency rate)
Average foreign currency rate to the U.S. dollar in the first six months of 2011	0.1570	1.4042	0.1793	0.1883	#
Percentage of revenues less transaction rebates, brokerage, clearance and exchange fees	23.4%	3.7%	2.8%	2.9%	3.0%
Percentage of operating income	19.6%	6.0%	3.0%	4.0%	(3.1)%
Impact of a 10% adverse currency fluctuation on revenues less transaction rebates, brokerage, clearance and exchange fees	$(19)	$(3)	$(2)	$(2)	$(3)
Impact of a 10% adverse currency fluctuation on operating income	$(7)	$(2)	$(1)	$(1)	$—

#	Represents multiple foreign currency rates.

Our investments in foreign subsidiaries are exposed to volatility in currency exchange rates through translation of the foreign subsidiaries’ net assets or equity to U.S. dollars. Substantially all of our foreign subsidiaries operate in functional currencies other than the U.S. dollar. Fluctuations in currency exchange rates may create volatility in our results of operations as we are required to translate the balance sheets and operational results of these foreign currency denominated subsidiaries into U.S. dollars for consolidated reporting. The translation of foreign subsidiaries’ non-U.S. dollar balance sheets into U.S. dollars for consolidated reporting results in a cumulative translation adjustment which is recorded in accumulated other comprehensive loss within stockholders’ equity in the Condensed Consolidated Balance Sheets.

Our primary exposure to net assets in foreign currencies as of June 30, 2011 is presented in the following table:

	Net Assets	Impact on Consolidated Equity of a 10% Decrease in Foreign Currency
	(millions of dollars)
Swedish Krona (1)	$4,535	$(454)
Norwegian Krone	296	(30)
Euro	94	(9)
Australian Dollar	93	(9)

(1)	Includes goodwill of $3,453 million and intangible assets, net of $1,095 million.

Credit Risk

Credit risk is the potential loss due to the default or deterioration in credit quality of customers or counterparties. We are exposed to credit risk from third parties, including customers, counterparties and clearing agents. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. We limit our exposure to credit risk by rigorously selecting the counterparties with which we make investments and execute agreements. The financial investment portfolio objective is to invest in securities to preserve principal while maximizing yields, without significantly increasing risk. Credit risk associated with investments is minimized substantially by ensuring that these financial assets are placed with governments which have investment grade ratings, well-capitalized financial institutions and other creditworthy counterparties.

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

We also have credit risk related to transaction revenues that are billed to customers on a monthly basis, in arrears. Our potential exposure to credit losses on these transactions is represented by the receivable balances in our Condensed Consolidated Balance Sheets. Most of our customers are financial institutions whose ability to satisfy their contractual obligations may be impacted by volatile securities markets.

On an ongoing basis we review and evaluate changes in the status of our counterparty’s creditworthiness. Credit losses such as those described above could adversely affect our condensed consolidated financial position and results of operations.

Item 4.	Controls and Procedures.

(a). Disclosure controls and procedures. NASDAQ OMX’s management, with the participation of NASDAQ OMX’s Chief Executive Officer and President and Chief Financial Officer and Executive Vice President, Corporate Strategy, has evaluated the effectiveness of NASDAQ OMX’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, NASDAQ OMX’s Chief Executive Officer and President and Chief Financial Officer and Executive Vice President, Corporate Strategy have concluded that, as of the end of such period, NASDAQ OMX’s disclosure controls and procedures are effective.

(b). Internal controls over financial reporting. There have been no changes in NASDAQ OMX’s internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, NASDAQ OMX’s internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not currently a party to any litigation that we believe could have a material adverse effect on our business, condensed consolidated financial condition, or operating results. However, from time to time, we have been threatened with, or named as a defendant in, lawsuits or involved in regulatory proceedings.

Item 1A.	Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as filed with the SEC on February 24, 2011 and in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011 as filed with the SEC on May 5, 2011. These risks could materially and adversely affect our business, financial condition and results of operations. The risks and uncertainties in our Form 10-K and Form 10-Q are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Employee Transactions

During the second quarter of 2011, we purchased shares from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants.

The table below represents repurchases made by or on behalf of us or any “affiliated purchaser” of our common stock during the fiscal quarter ended June 30, 2011:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 2011	24,601	$27.61	N/A	N/A
May 2011	1,254	$26.57	N/A	N/A
June 2011	38,569	$25.28	N/A	N/A

Total Second Quarter 2011	64,424	$26.20	N/A	N/A

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The exhibits required by this item are listed on the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The NASDAQ OMX Group, Inc.
(Registrant)

Date: August 4, 2011	By:	/s/ Robert Greifeld
	Name:	Robert Greifeld
	Title:	Chief Executive Officer and President

Date: August 4, 2011	By:	/s/ Lee Shavel
	Name:	Lee Shavel
	Title:	Chief Financial Officer and Executive Vice President, Corporate Strategy

Exhibit Index

Exhibit Number

10.1	Amended and Restated Board Compensation Policy, effective as of May 26, 2011.*

10.2	Form of NASDAQ OMX Restricted Stock Unit Award Certificate (directors).*

11	Statement regarding computation of per share earnings (incorporated herein by reference from Note 11 to the condensed consolidated financial statements under Part I, Item 1 of this Form 10-Q).

31.1	Certification of Chief Executive Officer and President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).

31.2	Certification of Chief Financial Officer and Executive Vice President, Corporate Strategy pursuant to Section 302 of Sarbanes-Oxley.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Management contract or compensatory plan or arrangement.
**	The following materials from The NASDAQ OMX Group, Inc. Quarterly Report on Form 10-Q for the three and six months ended June 30, 2011 and 2010, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010; (ii) Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2011 and 2010; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010; and (v) notes to condensed consolidated financial statements. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.