Form 10-Q
period 2011-09-30
NASDAQ OMX GROUP, INC.
filed 2011-11-04
CIK 1120193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2011
Common Stock, $.01 par value per share	177,178,366 shares

The NASDAQ OMX Group, Inc.

Form 10-Q

For the Quarterly Period Ended September 30, 2011

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

This Quarterly Report on Form 10-Q includes market share and industry data that we obtained from industry publications and surveys, reports of governmental agencies and internal company surveys. Industry publications and surveys generally state that the information they contain has been obtained from sources believed to be reliable, but we cannot assure you that this information is accurate or complete. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Statements as to our market position are based on the most currently available market data. For market comparison purposes, The NASDAQ Stock Market data in this Quarterly Report on Form 10-Q for initial public offerings, or IPOs, is based on data generated internally by us, which includes best efforts underwritings and closed-end funds; therefore, the data may not be comparable to other publicly-available IPO data. Data in this Quarterly Report on Form 10-Q for new listings of equity securities on The NASDAQ Stock Market is based on data generated internally by us, which includes best efforts underwritings, issuers that switched from other listing venues, closed-end funds and exchange traded funds, or ETFs. Data in this Quarterly Report on Form 10-Q for IPOs and new listings of equities securities on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic also is based on data generated internally by us. IPOs and new listings data is presented as of period end. While we are not aware of any misstatements regarding industry data presented herein, our estimates involve risks and uncertainties and are subject to change based on various factors. We refer you to the “Risk Factors” section in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, the “Risk Factors” section in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 that was filed with the U.S Securities and Exchange Commission, or SEC, on August 4, 2011, the “Risk Factors” section in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 that was filed with the SEC on May 5, 2011, and the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 that was filed with the SEC on February 24, 2011.

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

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the uncertainty and any risk related to forward-looking statements that we make. These risk factors are discussed under the caption “Part II. Item 1A. Risk Factors,” in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 that was filed with the SEC on August 4, 2011, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 that was filed with the SEC on May 5, 2011, and more fully described in the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 that was filed with the SEC on February 24, 2011. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. You should carefully read this entire Form 10-Q, including “Part 1. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the condensed consolidated financial statements and the related notes. Except as required by the federal securities laws, we undertake no obligation to update any forward-looking statement, release publicly any revisions to any forward-looking statements or report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART 1—FINANCIAL INFORMATION

Item 1. Financial Statements.

The NASDAQ OMX Group, Inc.

Condensed Consolidated Balance Sheets

(in millions, except share and par value amounts)

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$543	$315
Restricted cash	51	60
Financial investments, at fair value	294	253
Receivables, net	347	298
Deferred tax assets	20	13
Open clearing contracts:
Derivative positions, at fair value	1,423	4,037
Resale agreements, at contract value	2,873	3,441
Other current assets	126	93

Total current assets	5,677	8,510
Non-current restricted cash	105	105
Property and equipment, net	168	164
Non-current deferred tax assets	385	433
Goodwill	5,046	5,127
Intangible assets, net	1,657	1,719
Other non-current assets	119	149

Total assets	$13,157	$16,207

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$175	$142
Section 31 fees payable to SEC	30	82
Accrued personnel costs	105	122
Deferred revenue	152	122
Other current liabilities	151	119
Deferred tax liabilities	26	26
Open clearing contracts:
Derivative positions, at fair value	1,423	4,037
Repurchase agreements, at contract value	2,873	3,441
Current portion of debt obligations	45	140

Total current liabilities	4,980	8,231
Debt obligations	2,168	2,181
Non-current deferred tax liabilities	678	698
Non-current deferred revenue	158	170
Other non-current liabilities	177	198

Total liabilities	8,161	11,478

Commitments and contingencies
Equity
NASDAQ OMX stockholders’ equity:
Common stock, $0.01 par value, 300,000,000 shares authorized, shares issued: 213,381,697 at September 30, 2011 and 213,370,086 at December 31, 2010; shares outstanding: 177,136,116 at September 30, 2011 and 175,782,683 at December 31, 2010	2	2
Preferred stock, 30,000,000 shares authorized, series A convertible preferred stock: shares issued: 1,600,000 at September 30, 2011 and December 31, 2010; shares outstanding: none at September 30, 2011 and December 31, 2010	—	—
Additional paid-in capital	3,790	3,780
Common stock in treasury, at cost: 36,245,581 shares at September 30, 2011 and 37,587,403 shares at December 31, 2010	(769)	(796)
Accumulated other comprehensive loss	(346)	(272)
Retained earnings	2,310	2,004

Total NASDAQ OMX stockholders’ equity	4,987	4,718
Noncontrolling interests	9	11

Total equity	4,996	4,729

Total liabilities and equity	$13,157	$16,207

See accompanying notes to condensed consolidated financial statements.

The NASDAQ OMX Group, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Market Services	$808	$634	$2,190	$2,052
Issuer Services	92	85	276	255
Market Technology	46	38	135	106
Other	—	—	—	1

Total revenues	946	757	2,601	2,414

Cost of revenues:
Transaction rebates	(390)	(303)	(1,021)	(1,013)
Brokerage, clearance and exchange fees	(118)	(82)	(311)	(280)

Total cost of revenues	(508)	(385)	(1,332)	(1,293)

Revenues less transaction rebates, brokerage, clearance and exchange fees	438	372	1,269	1,121

Operating expenses:
Compensation and benefits	118	101	345	302
Marketing and advertising	4	5	15	14
Depreciation and amortization	28	25	81	75
Professional and contract services	23	18	66	57
Computer operations and data communications	17	13	50	43
Occupancy	23	23	68	66
Regulatory	9	9	26	26
Merger and strategic initiatives	3	1	38	2
General, administrative and other	18	12	44	80

Total operating expenses	243	207	733	665

Operating income	195	165	536	456
Interest income	3	2	8	7
Interest expense	(30)	(25)	(93)	(76)
Dividend and investment income	1	—	—	—
Loss on divestiture of businesses	—	—	—	(11)
Income from unconsolidated investees, net	1	1	2	2

Income before income taxes	170	143	453	378
Income tax provision	61	43	151	124

Net income	109	100	302	254
Net loss attributable to noncontrolling interests	1	1	4	4

Net income attributable to NASDAQ OMX	$110	$101	$306	$258

Basic and diluted earnings per share:
Basic earnings per share	$0.62	$0.51	$1.73	$1.25

Diluted earnings per share	$0.61	$0.50	$1.70	$1.23

See accompanying notes to condensed consolidated financial statements.

The NASDAQ OMX Group, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$109	$100	$302	$254
Other comprehensive income (loss):
Net unrealized holding losses on available-for-sale investment securities:
Unrealized holding gains (losses) arising during the period	(2)	7	(9)	2
Income tax expense, net of valuation allowance	(4)	(3)	(1)	(1)

Total	(6)	4	(10)	1

Foreign currency translation gains (losses):
Net foreign currency translation gains (losses)	(397)	614	(99)	224
Income tax benefit (expense)	119	(240)	35	(93)

Total	(278)	374	(64)	131

Unrealized losses on cash flow hedges:
Reclassification adjustment for loss realized in net income on cash flow hedges	—	—	—	9
Income tax benefit recognized in net income during the period	—	—	—	(3)

Total	—	—	—	6

Total other comprehensive income (loss), net of tax	(284)	378	(74)	138

Comprehensive income (loss)	(175)	478	228	392

Comprehensive loss attributable to noncontrolling interests	1	1	4	4

Comprehensive income (loss) attributable to NASDAQ OMX	$(174)	$479	$232	$396

See accompanying notes to condensed consolidated financial statements.

The NASDAQ OMX Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in millions)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$302	$254
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81	75
Share-based compensation	26	25
Excess tax benefits related to share-based compensation	(6)	(1)
Provision for bad debts	3	4
Deferred income taxes	(18)	(5)
Loss on divestiture of businesses	—	11
Charges related to debt refinancing	6	37
Net income from unconsolidated investees	(2)	(2)
Loss on asset retirements	7	5
Accretion of debt discounts	12	11
Amortization of debt issuance costs	5	5
Other non-cash items included in net income	(3)	(6)
Net change in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	(44)	(8)
Other assets	60	(102)
Accounts payable and accrued expenses	41	5
Section 31 fees payable to SEC	(52)	(118)
Accrued personnel costs	(17)	(21)
Deferred revenue	20	49
Other liabilities	15	39

Net cash provided by operating activities	436	257

Cash flows from investing activities:
Purchases of trading securities	(429)	(188)
Proceeds from sales and redemptions of trading securities	386	216
Proceeds from sale of equity method investment	—	1
Acquisitions of businesses, net of cash and cash equivalents acquired and purchase accounting adjustments	(2)	(76)
Purchases of property and equipment	(51)	(32)

Net cash used in investing activities	(96)	(79)

Cash flows from financing activities:
Purchases of noncontrolling interests	—	(2)
Proceeds from debt obligations, net of debt issuance costs	450	1,675
Payments of debt obligations	(570)	(1,811)
Cash paid for repurchase of common stock	—	(300)
Issuances of common stock, net of treasury stock purchases	9	5
Excess tax benefits related to share-based compensation	6	1
Other financing activities	—	2

Net cash used in financing activities	(105)	(430)

Effect of exchange rate changes on cash and cash equivalents	(7)	(6)

Net increase (decrease) in cash and cash equivalents	228	(258)
Cash and cash equivalents at the beginning of period	315	594

Cash and cash equivalents at the end of period	$543	$336

Supplemental Disclosures
Cash paid for:
Interest	$81	$49
Income taxes, net of refund	$89	$113

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

In the U.S., we operate The NASDAQ Stock Market, a registered national securities exchange. The NASDAQ Stock Market is the largest single cash equities securities market in the U.S. in terms of listed companies and in the world in terms of share value traded. As of September 30, 2011, The NASDAQ Stock Market was home to 2,717 listed companies with a combined market capitalization of approximately $4.1 trillion. In addition, in the U.S. we operate two additional cash equities trading markets, two options markets, a futures market and a derivatives clearinghouse. We also engage in riskless principal trading of over-the-counter, or OTC, power and gas contracts.

In Europe, we operate exchanges in Stockholm (Sweden), Copenhagen (Denmark), Helsinki (Finland), and Iceland as NASDAQ OMX Nordic, and exchanges in Tallinn (Estonia), Riga (Latvia) and Vilnius (Lithuania) as NASDAQ OMX Baltic. Collectively, the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic offer trading in cash equities, bonds, structured products and ETFs, as well as trading and clearing of derivatives and clearing of resale and repurchase agreements. Through NASDAQ OMX First North, our Nordic and Baltic operations also offer alternative marketplaces for smaller companies. As of September 30, 2011, the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic, together with NASDAQ OMX First North, were home to 771 listed companies with a combined market capitalization of approximately $814 billion.

We also operate NASDAQ OMX Armenia. In addition, NASDAQ OMX Commodities operates the world’s largest power derivatives exchange, one of Europe’s largest carbon exchanges, and N2EX, a marketplace for physical U.K. power contracts.

In some of the countries where we operate exchanges, we also provide clearing, settlement, and depository services.

2. Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The accompanying unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments are of a normal recurring nature. The financial statements include the accounts of NASDAQ OMX, its wholly-owned subsidiaries, and other entities in which NASDAQ OMX has a controlling financial interest. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

In the fourth quarter of 2010, we received an appeal from the Finnish Tax Authority in which such authority challenges certain interest expense deductions claimed by NASDAQ OMX in Finland for the year 2008. NASDAQ OMX’s tax return position with respect to this deduction was previously reviewed and approved by the Finnish Tax Authority. The appeal also demands certain penalties be paid with regard to the company’s tax return filing position. If the Finnish Tax Authority prevails in its challenge, additional tax and penalties for the years 2008-2010 would total approximately $18 million. We expect the Finnish Tax Authority to agree with our position once its review is completed and, as such, believe it is unlikely NASDAQ OMX will be assessed any additional tax and penalties. Through September 30, 2011, we have recorded the tax benefits associated with the filing position.

In June 2009, NASDAQ OMX filed an application for an advance tax ruling with the Swedish Tax Council for Advance Tax Rulings. The application was filed to confirm whether certain interest expense is deductible for Swedish tax purposes under legislation that became effective on January 1, 2009. In June 2010, we received a favorable response from the Swedish Tax Council for Advance Tax Rulings in which all members of the Council agreed that the interest expense is deductible for Swedish tax purposes. The Swedish Tax Agency has appealed the Council’s ruling to the Swedish Supreme Administrative Court. We expect the Swedish Supreme Administrative Court to agree with the ruling from the Swedish Tax Council for Advance Tax Rulings. In the third quarter of 2011, we recorded a tax benefit of $5 million, or $0.03 per diluted share, and in the third quarter of 2010, we recorded a tax benefit of $5 million, or $0.02 per diluted share, related to this matter. In the first nine months of 2011, we recorded a tax benefit of $15 million, or $0.08 per diluted share, and in the first nine months of 2010, we recorded a tax benefit of $13 million, or $0.06 per diluted share, related to this matter. Since January 1, 2009, we have recorded a tax benefit of $51 million, or $0.26 per diluted share, related to this matter.

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

ASC Topic 220—In June 2011, the FASB issued amended guidance relating to FASB ASC Topic 220, “Comprehensive Income,” which eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the amended guidance requires entities to report components of comprehensive income in either a single continuous statement of comprehensive income containing two sections, net income and other comprehensive income, or in two separate but consecutive statements. This accounting guidance is effective for us on January 1, 2012 with early adoption permitted. We adopted this guidance as of June 30, 2011 and present two separate but consecutive statements presenting the components of comprehensive income. Since this guidance only required a change in the format of the presentation of comprehensive income, it did not affect our financial position or results of operations.

ASC Topic 350—In September 2011, the FASB issued amended guidance relating to FASB ASC Topic 350, “Intangibles–Goodwill and Other,” which affects all entities that have goodwill reported in the financial statements. The amended guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, an entity determines that it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, then performing the two-step impairment test is unnecessary. This accounting guidance is effective for us on January 1, 2012 with early adoption permitted. We adopted this guidance as of September 30, 2011. Since this guidance only changes the manner in which we assess goodwill for impairment, it did not affect our financial position or results of operations.

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

(2)

In August 2010, we acquired SMARTS Group Holdings Pty Ltd, or SMARTS, a leading technology provider of surveillance solutions to exchanges, regulators, and brokers to diversify our Market Technology business and enter the broker surveillance and compliance market. We completed our acquisition of SMARTS for $77 million, which included a $75 million initial purchase price, as well as a $2 million working capital adjustment. SMARTS purchase consideration also included $2 million held in escrow that was paid in the first quarter of 2011 and $11 million held in escrow to be paid in 2012, in accordance with the purchase agreement. We acquired net assets, at fair value, totaling $3 million and recorded a current deferred tax liability of $1 million and a non-current deferred tax liability of $7 million related to purchased intangible assets, resulting in total net liabilities acquired of $5 million. The total deferred tax liabilities of $8 million represent the tax effect of the difference between the estimated assigned fair value of the acquired intangible assets ($28 million) and the tax basis ($0) of such assets. The estimated amount of $8 million is determined by multiplying the difference of $28 million by SMARTS’ effective tax rate of 30%. The purchased intangible assets of $28 million consisted of $11 million in technology and $17 million in customer relationships.

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

We finalized the allocation of the purchase price for SMARTS in the third quarter of 2011 and Nord Pool in the second quarter of 2011. The above amounts for FTEN represent the preliminary allocation of the purchase price and are subject to revision during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. Adjustments to the provisional values during the measurement period will be pushed back to the date of acquisition. Comparative information for periods after acquisition but before the period in which the adjustments are identified will be adjusted to reflect the effects of the adjustments as if they were taken into account as of the acquisition date. Changes to amounts recorded as assets and liabilities may result in a corresponding adjustment to goodwill. There were no adjustments to the provisional values during the three and nine months ended September 30, 2011.

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

Acquisition of Assets of North American Energy Credit and Clearing Corp.

In March 2010, we purchased the assets of North American Energy Credit and Clearing Corp. for an immaterial amount. With this purchase, NASDAQ OMX expanded its presence in the OTC energy commodity markets. The acquisition of these assets was effected through NASDAQ OMX Commodities Clearing Company, or NOCC. In March 2010, we also provided cash of $25 million to NOCC to improve its liquidity position. As of September 30, 2011 and December 31, 2010, this amount is classified as non-current restricted cash in the Condensed Consolidated Balance Sheets.

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

5. Goodwill and Purchased Intangible Assets

Goodwill

The following table presents the changes in goodwill by business segment during the nine months ended September 30, 2011:

	Market Services	Issuer Services	Market Technology	Total
	(in millions)
Balance at December 31, 2010	$4,679	$292	$156	$5,127
Foreign currency translation adjustment	(70)	(5)	(6)	(81)

Balance at September 30, 2011	$4,609	$287	$150	$5,046

As of September 30, 2011, the amount of goodwill that is expected to be deductible for tax purposes in future periods is $99 million.

Goodwill represents the excess of the purchase price over the value assigned to the net tangible and identifiable intangible assets of a business acquired. Goodwill is allocated to the reporting units based on the assignment of the fair values of each reporting unit of the acquired company. We are required to test goodwill for impairment at the reporting unit level annually, or in interim periods if certain events occur indicating that the carrying value may be impaired. We test for impairment during the fourth quarter of our fiscal year using carrying values as of October 1. We considered the need to update our most recent annual goodwill impairment test as of September 30, 2011 and did not identify any impairment indicators that triggered a revised impairment analysis. As such, we concluded the assumptions used during the most recent annual assessment remained appropriate. There was no impairment of goodwill for the three and nine months ended September 30, 2011 and 2010, however, events such as economic weakness and unexpected significant declines in operating results of reporting units could result in goodwill impairment charges in the future.

Purchased Intangible Assets

The following table presents details of our total purchased intangible assets, both finite- and indefinite-lived:

	September 30, 2011				December 31, 2010
	Gross Amount	Accumulated Amortization	Net Amount	Weighted- Average Useful Life (in Years)	Gross Amount	Accumulated Amortization	Net Amount	Weighted- Average Useful Life (in Years)
	(in millions)				(in millions)
Finite-Lived Intangible Assets
Technology	$37	$(8)	$29	9	$72	$(41)	$31	6
Customer relationships	852	(185)	667	21	853	(152)	701	21
Other	6	(1)	5	8	6	(1)	5	8
Foreign currency translation adjustment	(23)	3	(20)		(15)	4	(11)

Total finite-lived intangible assets	$872	$(191)	$681		$916	$(190)	$726

Indefinite-Lived Intangible Assets
Exchange and clearing registrations	$790	$—	$790		$790	$—	$790
Trade names	181	—	181		181	—	181
Licenses	78	—	78		78	—	78
Foreign currency translation adjustment	(73)	—	(73)		(56)	—	(56)

Total indefinite-lived intangible assets	$976	$—	$976		$993	$—	$993

Total intangible assets	$1,848	$(191)	$1,657		$1,909	$(190)	$1,719

Amortization expense for purchased finite-lived intangible assets was $13 million for the three months ended September 30, 2011 and $41 million for the nine months ended September 30, 2011 compared to $15 million for the three months ended September 30, 2010 and $42 million for the nine months ended September 30, 2010.

The estimated future amortization expense (excluding the impact of foreign currency translation adjustments of $20 million as of September 30, 2011) of purchased finite-lived intangible assets as of September 30, 2011 is as follows:

(in millions)
2011(1)	$13
2012	51
2013	50
2014	48
2015	46
2016 and thereafter	493

Total	$701

(1)	Represents the estimated amortization to be recognized for the remaining three months of 2011.

6. Investments

Trading Securities

Trading securities, which are included in financial investments, at fair value in the Condensed Consolidated Balance Sheets, were $270 million as of September 30, 2011 and $220 million as of December 31, 2010. These securities are primarily comprised of Swedish government debt securities, of which $212 million as of September 30, 2011 and $190 million as of December 31, 2010, are restricted assets to meet regulatory capital requirements primarily for NASDAQ OMX Stockholm’s clearing operations.

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

As of September 30, 2011 and December 31, 2010, the cost basis of this security was $36 million. As of September 30, 2011, the fair value was $24 million and as of December 31, 2010, the fair value was $33 million. The gross change of $12 million between the cost basis and fair value as of September 30, 2011 is reflected as an unrealized holding loss in accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets, net of taxes. We reviewed the carrying value of this investment security to determine whether an other-than-temporary decline in value exists. We considered factors affecting the investee, factors affecting the industry the investee operates in and general market trends. We also considered the length of time the market value has been below the cost basis and the near-term prospects for recovery of unrealized losses. As of September 30, 2011 and December 31, 2010, we have not recognized an other-than-temporary decline in value on this investment security. As of September 30, 2011, we recorded a deferred tax asset of $5 million, representing the tax effect of the $12 million unrealized loss, in accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets. However, since it is not more likely than not that we will realize such benefit, we have also recorded a valuation allowance of $5 million in accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets, thus reducing the net tax benefit to $0.

Equity Method Investments

In general, the equity method of accounting is used when we own 20% to 50% of the outstanding voting stock and when we are able to exercise significant influence over the operating and financial policies of a company.

Equity interest in our equity method investments was $27 million as of September 30, 2011 and December 31, 2010, which consisted primarily of our equity interest in European Multilateral Clearing Facility N.V., a leading European clearinghouse in which we own a 22% equity stake. Equity method investments are included in other non-current assets in the Condensed Consolidated Balance Sheets.

Income recognized from our equity interest in the earnings and losses of these companies was $1 million for both the three months ended September 30, 2011 and 2010 and $2 million for both the nine months ended September 30, 2011 and 2010.

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

7. Deferred Revenue

Deferred revenue represents cash payments received that are yet to be recognized as revenue. At September 30, 2011, we have estimated that our deferred revenue, which is primarily related to Global Listing Services and Market Technology revenues, will be recognized in the following years:

	Initial Listing Revenues	Listing of Additional Shares Revenues	Annual Renewal and Other Revenues	Market Technology Revenues(2)	Total
	(in millions)
Fiscal year ended:
2011(1)	$4	$10	$56	$12	$82
2012	13	33	3	39	88
2013	9	26	—	32	67
2014	6	14	—	21	41
2015	5	3	—	12	20
2016 and thereafter	3	—	—	9	12

	$40	$86	$59	$125	$310

(1)	Represents deferred revenue that is anticipated to be recognized over the remaining three months of 2011.
(2)

The timing of recognition of our deferred Market Technology revenues is dependent upon the completion of customization and any significant modifications made pursuant to existing contracts. As such, as it relates to these revenues, the timing represents our best estimate.

The changes in our deferred revenue during the nine months ended September 30, 2011 and 2010 are reflected in the following table.

	Initial Listing Revenues	Listing of Additional Shares Revenues	Annual Renewal and Other Revenues	Market Technology Revenues (2)	Total
			(in millions)
Balance at January 1, 2011	$42	$83	$21	$146	$292
Additions (1)	10	33	207	12	262
Amortization (1)	(12)	(30)	(169)	(31)	(242)
Translation adjustment	—	—	—	(2)	(2)

Balance at September 30, 2011	$40	$86	$59	$125	$310

Balance at January 1, 2010	$46	$76	$18	$125	$265
Additions (1)	10	36	203	29	278
Amortization (1)	(14)	(29)	(159)	(19)	(221)
Translation adjustment	—	—	—	3	3

Balance at September 30, 2010	$42	$83	$62	$138	$325

(1)

The additions and amortization for initial listing revenues, listing of additional shares revenues and annual renewal and other revenues primarily reflects Issuer Services revenues from U.S. listing revenues.

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

8. Debt Obligations

The following table presents the changes in the carrying value of our debt obligations during the nine months ended September 30, 2011:

	December 31, 2010	Additions	Payments, Conversions, Accretion and Other	September 30, 2011
	(in millions)
3.75% convertible notes due October 22, 2012 (net of discount)(1)	$—	$—	$—	$—
2.50% convertible senior notes due August 15, 2013(2)	388	—	11	399
4.00% senior unsecured notes due January 15, 2015 (net of discount)(3)	398	—	1	399
5.55% senior unsecured notes due January 15, 2020 (net of discount)(3)	598	—	—	598
5.25% senior unsecured notes due January 16, 2018 (net of discount)(3)	367	—	—	367
$450 million senior unsecured term loan facility credit agreement due September 19, 2016 (average interest rate of 1.60% for the period September 19, 2011 through September 30, 2011)(4)	—	450	—	45 0
$700 million senior unsecured term loan facility credit agreement repaid September 2011 (average interest rate of 2.25% for the period January 1, 2011 through September 19, 2011)(5)	570	—	(570)	—

Total debt obligations	2,321	450	(558)	2,213
Less current portion	(140)	(45)	140	(45)

Total long-term debt obligations	$2,181	$405	$(418)	$2,168

(1)	As of September 30, 2011 and December 31, 2010, approximately $0.5 million aggregate principal amount of the 3.75% convertible notes remained outstanding.
(2)	See “2.50% Convertible Senior Notes” below for further discussion.
(3)	See “Senior Unsecured Notes” below for further discussion.
(4)	See “2011 Credit Facility” below for further discussion.
(5)	See “2010 Credit Facility” below for further discussion.

2.50% Convertible Senior Notes

During the first quarter of 2008, in connection with the business combination with OMX AB, we completed the offering of $475 million aggregate principal amount of 2.50% convertible senior notes due August 15, 2013, or the 2013 Convertible Notes. The interest rate on the notes is 2.50% per annum payable semi-annually in arrears on February 15 and August 15. In 2009, we repurchased $47 million aggregate principal amount of the 2013 Convertible Notes resulting in a remaining aggregate principal amount outstanding of $428 million as of September 30, 2011 and December 31, 2010.

The 2013 Convertible Notes are convertible in certain circumstances specified in the indenture for the notes. Upon conversion, holders will receive, at the election of NASDAQ OMX, cash, common stock or a combination of cash and common stock. It is our current intent and policy to settle the principal amount of the notes in cash. The conversion rate will initially be 18.1386 shares of common stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $55.13 per share of common stock. At September 30, 2011 and December 31, 2010, the 2013 Convertible Notes are convertible into 7,757,283 shares of our common stock, subject to adjustment upon the occurrence of specified events. Subject to certain exceptions, if we undergo a “fundamental change” as described in the indenture, holders may require us to purchase their notes at a price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest.

Since the settlement structure of the 2013 Convertible Notes permits settlement in cash upon conversion, we are required to separately account for the liability and equity components of the convertible debt in a manner that reflects our nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This entails bifurcation of a component of the debt, classification of that component in equity and then accretion of the resulting discount on the debt being reflected in the income statement as part of interest expense.

The changes in the liability and equity components of the 2013 Convertible Notes during the nine months ended September 30, 2011 are as follows:

	Liability Component			Equity Component
	(in millions)			(in millions)
	Principal Balance	Unamortized Debt Discount	Net Carrying Amount	Gross Equity Component	Deferred Taxes	Net Equity Component
December 31, 2010	$428	$40	$388	$80	$32	$48
Accretion of debt discount	—	(11)	11	—	—	—

September 30, 2011	$428	$29	$399	$80	$32	$48

The unamortized debt discount on the convertible debt was $29 million as of September 30, 2011 and $40 million as of December 31, 2010 and is included in debt obligations in the Condensed Consolidated Balance Sheets. This amount will be accreted as part of interest expense through August 15, 2013, the maturity date of the convertible debt. The effective annual interest rate on the 2013 Convertible Notes was 6.53% for the three and nine months ended September 30, 2011 and 2010, which includes the accretion of the debt discount in addition to the annual contractual interest rate of 2.50%.

As of September 30, 2011 and December 31, 2010, the equity component of the convertible debt included in additional paid-in capital in the Condensed Consolidated Balance Sheets was $48 million. This amount is calculated as follows: $80 million of excess principal of the convertible debt over the carrying amount less $32 million of deferred taxes. The deferred tax liability was determined by multiplying the $80 million of excess principal of the convertible debt over the carrying amount by the U.S. marginal tax rate of 39.55%.

Interest expense recognized on the 2013 Convertible Notes in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)
Components of interest expense recognized on the 2013 Convertible Notes
Accretion of debt discount	$4	$4	$11	$11
Contractual interest	3	2	8	7

Total interest expense recognized on the 2013 Convertible Notes	$7	$6	$19	$18

Debt Issuance Costs

In 2008, in conjunction with the issuance of the 2013 Convertible Notes, we incurred debt issuance costs of $10 million. These costs, which were capitalized and included in other non-current assets in the Condensed Consolidated Balance Sheets, are being amortized over the life of the debt obligation. Amortization expense, which is recorded as additional interest expense for these costs, was immaterial for both the three months ended September 30, 2011 and 2010 and $1 million for both the nine months ended September 30, 2011 and 2010.

Tender Offer for the 2013 Convertible Notes

On September 20, 2011, we announced that we had commenced a cash tender offer, or the Offer, for any and all of the $428 million aggregate principal amount outstanding of the 2013 Convertible Notes. We offered to purchase the 2013 Convertible Notes at a price of $1,025 for each $1,000 of principal amount tendered, plus accrued and unpaid interest up to, but not including, October 19, 2011, the date the 2013 Convertible Notes were purchased pursuant to the Offer. The Offer was not conditioned on a minimum amount of 2013 Convertible Notes tendered, but was conditioned upon the satisfaction of certain customary conditions, as more fully described in the Offer to Purchase dated September 20, 2011. Holders representing approximately 78.3% of the aggregate principal amount of the outstanding 2013 Convertible Notes participated in the Offer. Upon closing of the Offer on October 19, 2011, $335 million of the aggregate outstanding principal amount of the 2013 Convertible Notes were tendered for $346 million, which included the premium discussed above, accrued interest, and other costs. The 2013 Convertible Notes purchased pursuant to the Offer were cancelled and are no longer outstanding.

We funded purchases of the 2013 Convertible Notes tendered in the Offer with cash on hand and availability under the revolver in our new 2011 credit facility. See “2011 Credit Facility” below for further discussion of our new credit facility.

In October 2011, as a result of the 2013 Convertible Notes tendered in the Offer, we recorded a pre-tax charge of $25 million consisting of the write-off of the remaining unamortized debt discount, as well as other costs.

Senior Unsecured Notes

4.00% and 5.55% Senior Unsecured Notes

In January 2010, NASDAQ OMX issued $1 billion of senior unsecured notes, or the Notes. The Notes were issued at a discount in two separate series consisting of $400 million aggregate principal amount of 4.00% senior notes due 2015, or the 2015 Notes, and $600 million aggregate principal amount of 5.55% senior notes due 2020, or the 2020 Notes. As a result of the discount, the proceeds received from the issuance were less than the aggregate principal amounts. As of September 30, 2011, the balance of $399 million for the 2015 Notes and the balance of $598 million for the 2020 Notes reflect the aggregate principal amounts, less the unamortized debt discount. The unamortized debt discount will be accreted through interest expense over the life of the Notes.

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

Debt Issuance Costs

We incurred debt issuance and other costs of $8 million in connection with the issuance of the Notes. These costs, which are capitalized and included in other non-current assets in the Condensed Consolidated Balance Sheets, are being amortized over the life of the debt obligations. Amortization expense, which is recorded as additional interest expense for these costs, was immaterial for both the three months ended September 30, 2011 and 2010 and $1 million for both the nine months ended September 30, 2011 and 2010.

5.25% Senior Unsecured Notes

In December 2010, NASDAQ OMX issued $370 million of 5.25% senior unsecured notes due January 16, 2018, or the 2018 Notes. We applied the net proceeds from the 2018 Notes of $367 million and cash on hand of $3 million to repay all amounts outstanding under our bridge facility, discussed below, as well as related fees.

The 2018 Notes were issued at a discount. As a result of the discount, the proceeds received from the issuance were less than the aggregate principal amount. As of September 30, 2011, the balance of $367 million reflects the aggregate principal amount, less the unamortized debt discount. The unamortized debt discount will be accreted through interest expense over the life of the 2018 Notes.

The 2018 Notes pay interest semiannually at a rate of 5.25% per annum until January 16, 2018 and such rate may vary with NASDAQ OMX’s debt rating up to a rate not to exceed 7.25%. The 2018 Notes are general unsecured obligations of ours and rank equally with all of our existing and future unsubordinated obligations. They are not guaranteed by any of our subsidiaries. The 2018 Notes were issued under indentures that among other things, limit our ability to consolidate, merge or sell all or substantially all of our assets, create liens, and enter into sale and leaseback transactions. In addition, upon a change of control triggering event (as defined in the indenture), the terms require us to repurchase all or part of each holder’s notes for cash equal to 101% of the aggregate principal amount purchased plus accrued and unpaid interest, if any.

Debt Issuance Costs

We incurred debt issuance costs of $3 million in connection with the issuance of the 2018 Notes. These costs, which are capitalized and included in other non-current assets in the Condensed Consolidated Balance Sheets, are being amortized over the life of the debt obligation. Amortization expense, which is recorded as additional interest expense for these costs, was immaterial for both the three and nine months ended September 30, 2011.

Credit Facilities

2011 Credit Facility

In September 2011, NASDAQ OMX entered into a $1.2 billion senior unsecured five-year credit facility which matures on September 19, 2016, or the 2011 Credit Facility. The 2011 Credit Facility provides for a $450 million funded term loan, or the 2016 Term Loan, and a $750 million revolving credit commitment (including a swingline facility and letter of credit facility). NASDAQ OMX applied the $450 million in proceeds from the 2016 Term Loan to repay the remaining $450 million principal amount outstanding on our $700 million senior unsecured term loan facility. As a result, NASDAQ OMX terminated the credit agreement associated with our 2010 credit facility. See “2010 Credit Facility” below for further discussion. In October 2011, we borrowed $250 million under the revolving credit facility and utilized cash on hand of $96 million in order to fund the purchase of the 2013 Convertible Notes tendered in the Offer. As a result, availability under the 2011 Credit Facility was reduced to $500 million.

The loans under the 2011 Credit Facility will have a variable interest rate based on either the London Interbank Offered Rate, or LIBOR, or the Federal Funds Rate, plus an applicable margin that varies with NASDAQ OMX’s debt rating.

Under the 2011 Credit Facility, beginning in December 2011 we will be required to pay quarterly principal payments equal to 2.50% of the aggregate original principal amounts borrowed under the 2011 Credit Facility.

The 2011 Credit Facility contains financial and operating covenants. Financial covenants include an interest expense coverage ratio and a maximum leverage ratio. Operating covenants include limitations on NASDAQ OMX’s ability to incur additional indebtedness, grant liens on assets, enter into affiliate transactions and pay dividends. The 2011 Credit Facility also contains customary affirmative covenants, including access to financial statements, notice of defaults and certain other material events, maintenance of business and insurance, and events of default, including cross-defaults to our material indebtedness.

NASDAQ OMX is permitted to repay borrowings under the 2011 Credit Facility at any time in whole or in part, without penalty. We are also required to repay loans outstanding under the 2011 Credit Facility with net cash proceeds from sales of property and assets of NASDAQ OMX and its subsidiaries (excluding inventory sales and other sales in the ordinary course of business) and casualty and condemnation proceeds, in each case subject to specified exceptions and thresholds.

Debt Issuance Costs

We incurred debt issuance and other costs of $5 million in connection with the entry into the 2011 Credit Facility. These costs, which are capitalized and included in other non-current assets in the Condensed Consolidated Balance Sheets, are being amortized over the life of the 2011 Credit Facility. Amortization expense, which is recorded as additional interest expense for these costs, was immaterial for both the three and nine months ended September 30, 2011.

2010 Credit Facility

In January 2010, NASDAQ OMX entered into a $950 million senior unsecured three-year credit facility, or the 2010 Credit Facility. The 2010 Credit Facility provided for a $250 million revolving credit commitment (including a swingline facility and letter of credit facility), a $350 million funded Tranche A term loan, or the Term Loan A, and a $350 million funded Tranche X term loan, or the Term Loan X and, together with Term Loan A, the Term Loans. The loans under the 2010 Credit Facility had a variable interest rate based on either the London Interbank Offered Rate, or LIBOR, or the Federal Funds Rate, plus an applicable margin that varied with NASDAQ OMX’s debt rating.

Under our 2010 Credit Facility, we were required to pay quarterly principal payments of $35 million on our Term Loans. In the first half of 2011, we made required quarterly principal payments of $70 million, as well as an optional principal payment of $50 million on our Term Loans. In September 2011, we applied the proceeds of $450 million from the 2016 Term Loan discussed above, to repay the remaining $450 million principal amount outstanding on our Term Loans. As a result, NASDAQ OMX terminated the credit agreement associated with the 2010 Credit Facility. See “2011 Credit Facility” above for further discussion of the 2011 Credit Facility.

Debt Issuance and Other Costs

We incurred debt issuance and other costs of $13 million in connection with the entry into the 2010 Credit Facility. These costs, which were capitalized and included in other non-current assets in the Condensed Consolidated Balance Sheets, were being amortized over the life of the debt obligation. Amortization expense, which was recorded as additional interest expense for these costs, was $1 million for both the three months ended September 30, 2011 and 2010 and $3 million for both the nine months ended September 30, 2011 and 2010.

In September 2011, as a result of repayment of our 2010 Credit Facility, we recorded a pre-tax charge of $6 million, which primarily included the write-off of the remaining unamortized balance of debt issuance costs. This charge is included in general, administrative and other expense in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2011.

Bridge Facility

In December 2010, NASDAQ OMX entered into a $400 million senior unsecured bridge facility, or the bridge facility, and borrowed $370 million to partially finance the purchase of our stock from Borse Dubai. See “Share Repurchase Programs and Share Repurchase from Borse Dubai,” of Note 12, “NASDAQ OMX Stockholders’ Equity,” for further discussion of our share repurchase from Borse Dubai. We applied the net proceeds from the issuance of our 2018 Notes, discussed above, and cash on hand to repay all amounts outstanding under the bridge facility and terminated the bridge facility as of December 31, 2010. The effective interest rate on borrowings under the bridge facility was 1.76%.

Other Credit Facilities

In addition to the revolving credit facility discussed above, we have credit facilities related to our clearinghouses in order to meet liquidity and regulatory requirements. At September 30, 2011, these credit facilities, which are available in multiple currencies, primarily Swedish Krona and U.S. dollar, totaled $433 million ($192 million in available liquidity and $241 million to satisfy regulatory requirements), none of which was utilized. At December 31, 2010, these facilities totaled $440 million ($196 million in available liquidity and $244 million to satisfy regulatory requirements), none of which was utilized.

Debt Covenants

At September 30, 2011, we were in compliance with the covenants of all of our debt obligations.

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

Components of Net Periodic Benefit Cost

The following table sets forth the components of net periodic pension, SERP and post-retirement benefit costs from the NASDAQ OMX Benefit Plans recognized in compensation and benefits expense in the Condensed Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)
Components of net periodic benefit cost
Interest cost	$1	$1	$5	$5
Expected return on plan assets	(1)	(1)	(4)	(4)
Settlement loss recognized	—	1	—	1
Recognized net actuarial loss	1	1	2	3

Net periodic benefit cost	$1	$2	$3	$5

Non-U.S. Benefit Plans

Most employees outside the U.S. are covered by local retirement plans or by applicable social laws. Benefits under social laws are generally expensed in the periods in which the costs are incurred. These costs are included in compensation and benefits expense in the Condensed Consolidated Statements of Income and were $4 million for the three months ended September 30, 2011, $3 million for the three months ended September 30, 2010, $11 million for the nine months ended September 30, 2011, and $10 million for the nine months ended September 30, 2010.

As part of the acquisition of Nord Pool’s derivatives, clearing and consulting subsidiaries, we assumed the obligation for several pension plans providing benefits for these employees. The benefit cost for these plans was immaterial for the three months ended September 30, 2011, $1 million for the three months ended September 30, 2010, $1 million for the nine months ended September 30, 2011, and $2 million for the nine months ended September 30, 2010.

U.S. Defined Contribution Savings Plan

We sponsor a voluntary defined contribution savings plan, or 401(k) Plan, for U.S. employees. Employees are immediately eligible to make contributions to the plan and are also eligible for an employer contribution match at an amount equal to 100.0% of the first 4.0% of eligible employee contributions. Savings plan expense included in compensation and benefits expense in the Condensed Consolidated Statements of Income was $1 million for both the three months ended September 30, 2011 and 2010 and $3 million for both the nine months ended September 30, 2011 and 2010.

We have a profit-sharing contribution feature to our 401(k) Plan which allows eligible U.S. employees to receive employer retirement contributions, or ERCs, when we meet our annual corporate goals. In addition, we have a supplemental ERC for select highly compensated employees whose ERCs are limited by the annual Internal Revenue Service compensation limit. ERC expense recorded in compensation and benefits expense in the Condensed Consolidated Statements of Income was $1 million for both the three months ended September 30, 2011 and 2010, $4 million for the nine months ended September 30, 2011, and $3 million for the nine months ended September 30, 2010.

Employee Stock Purchase Plan

We have an employee stock purchase plan, or ESPP, under which approximately 3.7 million shares of our common stock have been reserved for future issuance as of September 30, 2011.

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

10. Share-Based Compensation

We have a share-based compensation program that provides our board of directors broad discretion in creating employee equity incentives. Share-based awards, or equity awards, include employee stock options, restricted stock (which includes awards and units), and performance share units, or PSUs. Grants of equity awards are designed to reward employees for their long-term contributions and provide incentives for them to remain with us. For accounting purposes, we consider PSUs to be a form of restricted stock. Restricted stock is generally time-based and vests over three- to five-year periods beginning on the date of the grant. Stock options are also generally time-based and expire ten years from the grant date. Stock option and restricted stock awards generally include performance-based accelerated vesting features based on achievement of specific levels of corporate performance. If NASDAQ OMX exceeds the applicable performance parameters, the grants vest on the third anniversary of the grant date, if NASDAQ OMX meets the applicable performance parameters, the grants vest on the fourth anniversary of the grant date, and if NASDAQ OMX does not meet the applicable performance parameters, the grants vest on the fifth anniversary of the grant date.

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

During the first nine months of 2011, certain executive officers received grants of a target amount of 632,368 PSUs. Of these PSUs granted, 100,000 units are subject to a three year performance period and vest at the end of the performance period. The remaining 532,368 units are subject to a one year performance period and generally will vest ratably on an annual basis on December 31, 2012 through December 31, 2014.

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

See “Summary of Stock Option Activity” and “Summary of Restricted Stock and PSU Activity” below for further discussion.

Common Shares Available Under Our Equity Incentive Plan

As of September 30, 2011, we had approximately 6.1 million shares of common stock authorized for future issuance under our equity incentive plan.

Summary of Share-Based Compensation Expense

The following table shows the total share-based compensation expense resulting from equity awards and the 15.0% discount for the ESPP for the three and nine months ended September 30, 2011 and 2010 in the Condensed Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)
Share-based compensation expense before income taxes	$10	$8	$26	$25
Income tax benefit	(4)	(3)	(10)	(10)

Share-based compensation expense after income taxes	$6	$5	$16	$15

We estimated the fair value of stock option awards using the Black-Scholes valuation model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011 (1)	2010	2011	2010
Expected life (in years)	—	5	5	5
Weighted-average risk free interest rate	—	1.70%	2.16%	2.27%
Expected volatility	—	32.0%	27.0%	32.0%
Dividend yield	—	—	—	—
Weighted-average fair value at grant date	$—	$5.96	$7.06	$6.36

(1)	We did not grant any stock option awards during the three months ended September 30, 2011.

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

Summary of Stock Option Activity

A summary of stock option activity for the nine months ended September 30, 2011 is as follows:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in millions)
Outstanding at January 1, 2011	10,112,842	$16.92	5.7	$89

Granted (1)	1,267,430	25.28
Exercised	(926,171)	9.35
Forfeited or expired	(380,208)	26.73

Outstanding at September 30, 2011	10,073,893	$18.30	5.7	$71

Exercisable at September 30, 2011	5,312,827	$13.85	3.4	$64

(1)

Primarily reflects our company-wide equity grant issued in March 2011, which includes a performance-based accelerated vesting feature based on achievement of specific levels of corporate performance, as described above.

We received net cash proceeds of $1 million from the exercise of 58,459 stock options for the three months ended September 30, 2011 and received net cash proceeds of $9 million from the exercise of 926,171 stock options for the nine months ended September 30, 2011. We received net cash proceeds of $1 million from the exercise of 129,308 stock options for the three months ended September 30, 2010 and received net cash proceeds of $3 million from the exercise of 381,997 stock options for the nine months ended September 30, 2010. We present excess tax benefits from the exercise of stock options, if any, as financing cash flows.

The aggregate intrinsic value in the above table represents the total pre-tax intrinsic value (i.e., the difference between our closing stock price on September 30, 2011 of $23.14 and the exercise price, times the number of shares) based on stock options with an exercise price less than NASDAQ OMX’s closing price of $23.14 as of September 30, 2011, which would have been received by the option holders had the option holders exercised their stock options on that date. This amount can change based on the fair market value of our common stock. The total number of in-the-money stock options exercisable as of September 30, 2011 was 4.2 million.

As of September 30, 2010, 5.9 million outstanding stock options were exercisable and the weighted-average exercise price was $10.99.

Total fair value of stock options vested was $1 million for the three months ended September 30, 2011, immaterial for the three months ended September 30, 2010, $2 million for the nine months ended September 30, 2011, and $1 million for the nine months ended September 30, 2010. The total pre-tax intrinsic value of stock options exercised was $1 million for both the three months ended September 30, 2011 and 2010, $15 million for the nine months ended September 30, 2011, and $4 million for the nine months ended September 30, 2010.

At September 30, 2011, $15 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.7 years.

Summary of Restricted Stock and PSU Activity

The following table summarizes our restricted stock and PSU activity for the nine months ended September 30, 2011:

	Restricted Stock		PSUs
	Number of Awards	Weighted- Average Grant Date Fair Value	Number of Awards	Weighted- Average Grant Date Fair Value
Unvested balances at January 1, 2011	2,759,091	$22.00	1,098,629	$24.25
Granted	1,378,531 (1)	25.32	651,510 (2)	25.15
Vested	(321,834)	24.39	(67, 057)	35.94
Forfeited	(394,922)	22.24	(149,128)	28.07

Unvested balances at September 30, 2011	3,420,866	$23.15	1,533,954	$23.75

(1)

Restricted stock granted in 2011 primarily reflects our company-wide equity grant issued in March 2011, which includes a performance-based accelerated vesting feature based on achievement of specific levels of corporate performance, as described above.

(2)	PSUs granted in 2011 primarily reflect awards issued to certain executive officers, as described above.

At September 30, 2011, $57 million of total unrecognized compensation cost related to restricted stock and PSUs is expected to be recognized over a weighted-average period of 1.9 years.

11. Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions, except share and per share amounts)
Numerator:
Net income attributable to NASDAQ OMX	$110	$101	$306	$258
Accretion of series A convertible preferred stock	—	—	—	(1)

Net income attributable to common shareholders	$110	$101	$306	$257

Denominator:
Weighted-average common shares outstanding for basic earnings per share(1)	177,097,281	200,115,483	176,616,419	205,558,649

Weighted-average effect of dilutive securities:
Employee equity awards	3,792,679	3,922,926	3,666,109	3,611,480
3.75% convertible notes assumed converted into common stock	34,482	34,482	34,482	34,482

Weighted-average common shares outstanding for diluted earnings per share(1)	180,924,442	204,072,891	180,317,010	209,204,611

Basic and diluted earnings per share:
Basic earnings per share	$0.62	$0.51	$1.73	$1.25

Diluted earnings per share	$0.61	$0.50	$1.70	$1.23

(1)

The decrease in the weighted-average common shares outstanding for basic and diluted earnings per share primarily reflects the weighted-average impact of the share repurchase from Borse Dubai and other purchases related to our share repurchase program completed in 2010. See “Share Repurchase Programs and Share Repurchase from Borse Dubai,” of Note 12, “NASDAQ OMX Stockholders’ Equity,” for further discussion.

Stock options to purchase 10,073,893 shares of common stock, 4,954,820 shares of restricted stock and PSUs, and convertible notes convertible into 34,482 shares of common stock were outstanding at September 30, 2011. For the three months ended September 30, 2011, we included 6,582,278 of the outstanding stock options and 4,871,857 shares of restricted stock and PSUs in the computation of diluted earnings per share, on a weighted-average basis, as their inclusion was dilutive. For the nine months ended September 30, 2011, we included 6,623,764 of the outstanding stock options and 3,012,499 shares of restricted stock and PSUs in the computation of diluted earnings per share, on a weighted-average basis, as their inclusion was dilutive. The remaining stock options and shares of restricted stock and PSUs were antidilutive, and as such, they were properly excluded.

The 3.75% convertible notes are accounted for under the if-converted method, as we previously have settled the convertible notes in shares of our common stock. For the three and nine months ended September 30, 2011 and 2010, all of the shares underlying the outstanding 3.75% convertible notes were included in the computation of diluted earnings per share, as their inclusion was dilutive.

The 2.50% convertible senior notes are accounted for under the treasury stock method as it is our intent and policy to settle the principal amount of the notes in cash. Based on the settlement structure of the 2.50% convertible senior notes, which permits the principal amount to be settled in cash and the conversion premium to be settled in shares of our common stock or cash, we will reflect the impact of the convertible spread portion of the convertible notes in the diluted calculation using the treasury stock method. For the three and nine months ended September 30, 2011 and 2010, the conversion spread of our 2.50% convertible senior notes was out of the money, and as such, they were properly excluded from the computation of diluted earnings per share.

Stock options to purchase 10,467,993 shares of common stock, 4,219,424 shares of restricted stock and PSUs, and convertible notes convertible into 34,482 shares of common stock were outstanding at September 30, 2010. For the three months ended September 30, 2010, we included 5,170,077 of the outstanding stock options and 3,196,888 shares of restricted stock and PSUs in the computation of diluted earnings per share, on a weighted-average basis, as their inclusion was dilutive. For the nine months ended September 30, 2010, we included 5,170,077 of the outstanding stock options and 1,479,215 shares of restricted stock and PSUs in the computation of diluted earnings per share, on a weighted-average basis, as their inclusion was dilutive. The remaining stock options and shares of restricted stock and PSUs were antidilutive, and as such, they were properly excluded.

12. NASDAQ OMX Stockholders’ Equity

Common Stock

At September 30, 2011, 300,000,000 shares of our common stock were authorized, 213,381,697 shares were issued, and 177,136,116 shares were outstanding. The holders of common stock are entitled to one vote per share, except that our certificate of incorporation limits the ability of any person to vote in excess of 5.0% of the then-outstanding shares of NASDAQ OMX common stock. This limitation does not apply to persons exempted from this limitation by our board of directors prior to the time such person owns more than 5.0% of the then-outstanding shares of NASDAQ OMX common stock.

In 2008, we issued 60,561,515 shares of common stock to Borse Dubai and a trust for Borse Dubai’s economic benefit in connection with the OMX AB business combination. In December 2010, we repurchased 22,781,000 shares of our common stock from Borse Dubai. See “Share Repurchase Programs and Share Repurchase from Borse Dubai” below for further discussion. In addition, Borse Dubai agreed to sell in a private transaction 8,000,000 shares of our stock to Nomura International plc. Nomura International plc agreed, under a forward sale agreement, to sell these 8,000,000 shares to Investor AB. As a result of the settlement of this forward sale agreement, Investor AB’s ownership in NASDAQ OMX increased to 17,004,142 shares. During the second quarter of 2011, all shares held by the trust for Borse Dubai’s economic benefit were transferred to Borse Dubai. As of September 30, 2011, Borse Dubai held 29,780,515 shares of our common stock.

In addition, as of December 31, 2010, Silver Lake Partners or its affiliates, or SLP, held 10,539,614 shares of our common stock, and subsequently sold these shares in February 2011. Investor AB purchased 1,000,000 of the shares sold by SLP and currently owns 18,954,142 shares of our common stock as of September 30, 2011.

Common Stock in Treasury, at Cost

We account for the purchase of treasury stock under the cost method with the shares of stock repurchased reflected as a reduction to NASDAQ OMX stockholders’ equity and included in common stock in treasury, at cost in the Condensed Consolidated Balance Sheets. When treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired. We held 36,245,581 shares of common stock in treasury as of September 30, 2011 and 37,587,403 shares as of December 31, 2010.

Share Repurchase Programs and Share Repurchase from Borse Dubai

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

On October 12, 2011, we announced that our board of directors had approved a new share repurchase program authorizing NASDAQ OMX to repurchase in the aggregate up to $300 million of our outstanding common stock. These purchases may be made from time to time at prevailing market prices in open market purchases, privately-negotiated transactions, block purchase techniques or otherwise, as determined by our management. The purchases will be funded from existing cash balances. The share repurchase program may be suspended, modified or discontinued at any time.

Other Repurchases of Common Stock

For the nine months ended September 30, 2011, we repurchased 105,596 shares of our common stock in settlement of employee tax withholding obligations due upon the vesting of restricted stock.

Preferred Stock

Our certificate of incorporation authorizes the issuance of 30,000,000 shares of preferred stock, par value $0.01 per share, issuable from time to time in one or more series. At September 30, 2011 and December 31, 2010, 1,600,000 shares of series A convertible preferred stock were issued and none were outstanding.

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

The following table presents for each of the above hierarchy levels, our financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010.

	As of September 30, 2011
	Total	Level 1	Level 2	Level 3
	(in millions)
Financial Assets Measured at Fair Value on a Recurring Basis
Derivative positions, at fair value(1)	$1,423	$—	$1,423	$—
Financial investments, at fair value(2)	294	294	—	—

Total	$1,717	$294	$1,423	$—

Financial Liabilities Measured at Fair Value on a Recurring Basis
Derivative positions, at fair value(1)	$1,423	$—	$1,423	$—

Total	$1,423	$—	$1,423	$—

	As of December 31, 2010
	Total	Level 1	Level 2	Level 3
	(in millions)
Financial Assets Measured at Fair Value on a Recurring Basis
Derivative positions, at fair value(1)	$4,037	$—	$4,037	$—
Financial investments, at fair value(2)	253	253	—	—

Total	$4,290	$253	$4,037	$—

Financial Liabilities Measured at Fair Value on a Recurring Basis
Derivative positions, at fair value(1)	$4,037	$—	$4,037	$—

Total	$4,037	$—	$4,037	$—

(1)

Represents net amounts associated with our clearing operations in the derivative markets with NASDAQ OMX Commodities and NASDAQ OMX Stockholm. Receivables and payables attributable to outstanding derivative positions have been netted to the extent that such a legal offset right exists and, at the same time, that it is our intention to settle these items. See “Derivative Positions, at Fair Value” below for further discussion.

(2)

Primarily comprised of trading securities, mainly Swedish government debt securities, of $270 million as of September 30, 2011 and $220 million as of December 31, 2010. Of these securities, $212 million as of September 30, 2011 and $190 million as of December 31, 2010 are restricted assets to meet regulatory capital requirements primarily for NASDAQ OMX Stockholm’s clearing operations. This balance also includes our 1% available-for-sale investment security in DFM of $24 million as of September 30, 2011 and $33 million as of December 31, 2010. See Note 6, “Investments,” for further discussion of our trading investment securities and available-for-sale investment security.

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

The structure and operations of NASDAQ OMX Commodities and NASDAQ OMX Stockholm differ from most other clearinghouses. NASDAQ OMX Commodities and NASDAQ OMX Stockholm are not member-owned organizations, do not maintain a guarantee fund to which members contribute and do not enforce loss sharing assessments amongst members. In addition, unlike most other clearinghouses, they do not record any margin deposits and guarantee funds in the Condensed Consolidated Balance Sheets, as all risks and rewards of collateral ownership, including interest, belong to the counterparty. Market participants must provide collateral to cover the daily margin call as needed, which is in addition to the initial collateral placed when entering into the transaction. Acceptable collateral is cash and eligible securities in a pledged bank account and/or an on-demand guarantee. All collateral is maintained at a third-party custodian bank for the benefit of the clearing members and is accessible by NASDAQ OMX in the event of default. In addition, market participants must meet certain minimum financial standards to mitigate the risk if they become unable to satisfy their obligations. For NASDAQ OMX Commodities, trading on the contracts can take place up until the delivery period which can occur over a period of several years. For NASDAQ OMX Stockholm, following the completion of a transaction, settlement primarily takes place between parties by net cash settlement or with the exchange of securities and funds. For those transactions where there is an exchange of securities and funds, the transfer of ownership is registered and the securities are stored on the owner’s behalf.

The fair value of these derivative contracts with NASDAQ OMX Commodities and NASDAQ OMX Stockholm is reported gross in the Condensed Consolidated Balance Sheets as a receivable pertaining to the purchasing party and a payable pertaining to the selling party. Such receivables and payables attributable to outstanding derivative positions have been netted to the extent that such a legal offset right exists and, at the same time, that it is our intention to settle these items. Our derivative positions, at fair value in the Condensed Consolidated Balance Sheets were $1,423 million at September 30, 2011 and $4,037 million at December 31, 2010. See “Collateral Received for Clearing Operations, Guarantees Issued and Credit Facilities Available,” of Note 15, “Commitments, Contingencies and Guarantees,” for further discussion of our guarantees on the fulfillment of these contracts and collateral received.

The following table presents the fair value of our outstanding derivative positions at September 30, 2011 and December 31, 2010 prior to netting:

	September 30, 2011		December 31, 2010
	Asset	Liability	Asset	Liability
	(in millions)
Commodity forwards and options(1) (2)	$556	$556	$3,437	$3,437
Fixed-income options and futures(2) (3)	667	667	578	578
Stock options and futures(2) (3)	314	314	237	237
Index options and futures(2) (3)	198	198	208	208

Total	$1,735	$1,735	$4,460	$4,460

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

The structure and operations for the resale and repurchase market are similar to the derivative markets for NASDAQ OMX Commodities and NASDAQ OMX Stockholm. As discussed above in “Derivative Positions, at Fair Value,” NASDAQ OMX Commodities and NASDAQ OMX Stockholm are not member-owned organizations, do not maintain a guarantee fund to which members contribute and do not enforce loss sharing assessments amongst members. In addition, unlike most other clearinghouses, they do not record any margin deposits and guarantee funds in the Condensed Consolidated Balance Sheets, as all risks and rewards of collateral ownership, including interest, belong to the counterparty. For resale and repurchase agreements, collateral is not held by NASDAQ OMX Stockholm. All resale and repurchase clearing activities are transacted under our clearing member agreements that give us the right, in the event of default, to liquidate collateral pledged between the clearing members and to offset receivables and payables with the same counterparty.

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

We record resale and repurchase agreements at contract value plus interest gross in the Condensed Consolidated Balance Sheets as a receivable pertaining to the purchasing party and a payable pertaining to the selling party. Such receivables and payables attributable to outstanding resale and repurchase agreements have been netted to the extent that such a legal offset right exists and, at the same time, that it is our intention to settle these items. Our resale and repurchase agreements, at contract value in the Condensed Consolidated Balance Sheets, were $2,873 million at September 30, 2011 and $3,441 million at December 31, 2010. The resale and repurchase agreements are recorded at their contractual amounts plus interest which approximates fair value, as the fair value of these items is not materially sensitive to shifts in market interest rates because of the short-term nature of these instruments and/or variable interest rates or to credit risk because the resale and repurchase agreements are fully collateralized. The resale and repurchase agreements generally mature in less than 30 days. See “Collateral Received for Clearing Operations, Guarantees Issued and Credit Facilities Available,” of Note 15, “Commitments, Contingencies and Guarantees,” for further discussion of our guarantees on the fulfillment of these contracts and collateral received.

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

We also consider our debt obligations to be financial instruments. The fair value of our debt obligations was estimated using discounted cash flow analyses based on our assumed incremental borrowing rates for similar types of borrowing arrangements and a Black-Scholes valuation technique that is utilized to calculate the convertible option value for the 3.75% convertible notes and the 2.50% convertible senior notes. The carrying value of our debt obligations, before unamortized debt discounts of $35 million at September 30, 2011 and $47 million at December 31, 2010, was less than the fair value by approximately $4 million at September 30, 2011 and $20 million at December 31, 2010. The change in fair value between December 31, 2010 and September 30, 2011 primarily relates to a decrease in the fair value of the 2.50% convertible senior notes due to changes in current market interest rates and interest payments made during the first nine months of 2011. For further discussion of our debt obligations, see Note 8, “Debt Obligations.”

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

Fair Value Hedges

Depending on market conditions, we may use foreign currency futures, forward and option contracts to limit our exposure to foreign currency exchange rate fluctuations on contracted revenue streams (hedged item) relating to our Market Technology sales. When the contracted revenue streams meet the definition of a firm commitment, these derivative contracts may be designated as fair value hedges if the applicable hedge criteria are met. Changes in fair value on the derivatives and the related hedged items are recognized in the Condensed Consolidated Statements of Income. As of September 30, 2011 and December 31, 2010, there were no outstanding fair value hedges.

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

All derivative contracts used to manage interest rate risk are measured at fair value and are recorded in assets or liabilities as appropriate with the offset in accumulated other comprehensive loss within NASDAQ OMX stockholders’ equity in the Condensed Consolidated Balance Sheets. Any hedge ineffectiveness would impact earnings through interest expense. There was no material hedge ineffectiveness recorded in earnings for both the three and nine months ended September 30, 2011 and 2010. As of September 30, 2011 and December 31, 2010, there were no outstanding cash flow hedges.

Net Investment Hedges

Net assets of our foreign subsidiaries are exposed to volatility in foreign currency exchange rates. We may utilize net investment hedges to offset the translation adjustment arising from remeasuring our investment in foreign subsidiaries. As of September 30, 2011 and December 31, 2010, there were no outstanding net investment hedges.

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

We did not enter into any material economic hedges that did not qualify or were not designated for hedge accounting during the three and nine months ended September 30, 2011 and 2010.

15. Commitments, Contingencies and Guarantees

Collateral Received for Clearing Operations, Guarantees Issued and Credit Facilities Available

Collateral Received for Clearing Operations

Through our clearing operations in the derivative markets with NASDAQ OMX Commodities, NASDAQ OMX Stockholm and our majority-owned subsidiary International Derivatives Clearing Group, or IDCG (through International Derivatives Clearinghouse, LLC), as well as riskless principal trading at NOCC and the resale and repurchase market with NASDAQ OMX Stockholm, we are the legal counterparty for each position traded and thereby guarantee the fulfillment of each contract. The derivatives are not used by the above entities for the purpose of trading on their own behalf and the resale and repurchase agreements are not used for financing purposes by NASDAQ OMX Stockholm. The structure and operations of NASDAQ OMX Commodities and NASDAQ OMX Stockholm differ from most other clearinghouses. See “Derivative Positions, at Fair Value,” and “Resale and Repurchase Agreements, at Contract Value,” of Note 13, “Fair Value of Financial Instruments,” for further discussion.

We require market participants at NASDAQ OMX Commodities and NASDAQ OMX Stockholm to provide collateral and meet certain minimum financial standards to mitigate the risk if they become unable to satisfy their obligations. Total customer pledged collateral with NASDAQ OMX Commodities and NASDAQ OMX Stockholm was $5.8 billion at September 30, 2011 and $8.7 billion at December 31, 2010. This pledged collateral is held by a third-party custodian bank for the benefit of the clearing members and is accessible by NASDAQ OMX in the event of default. NASDAQ OMX Commodities and NASDAQ OMX Stockholm do not receive any interest on these funds as the risks and rewards of collateral ownership, including interest, belong to the counterparty.

We also require market participants at IDCG and NOCC to meet certain minimum financial standards to mitigate the risk that they become unable to satisfy their obligations and to provide collateral to cover the daily margin call as needed. Customer pledged cash collateral held by IDCG and NOCC, which was $18 million at September 30, 2011 and $15 million at December 31, 2010, is included in restricted cash with an offsetting liability included in other current liabilities in the Condensed Consolidated Balance Sheets, as the risks and rewards of collateral ownership, including interest income, belong to IDCG and NOCC. Clearing member pledged cash collateral, included in IDCG’s guaranty fund, was $8 million at both September 30, 2011 and December 31, 2010. This cash is included in non-current restricted cash with an offsetting liability included in other non-current liabilities in the Condensed Consolidated Balance Sheets, as the risks and rewards of collateral ownership, including interest income, belong to IDCG.

Guarantees Issued and Credit Facilities Available

In addition to the collateral pledged by market participants discussed above, we have obtained financial guarantees and credit facilities which are guaranteed by us through counter indemnities, to provide further liquidity and default protection related to our clearing businesses. At September 30, 2011, financial guarantees issued to us totaled $5 million. At September 30, 2011, credit facilities, which are available in multiple currencies, primarily Swedish Krona and U.S. dollar, totaled $433 million ($192 million in available liquidity and $241 million to satisfy regulatory requirements), none of which was utilized. At December 31, 2010, these facilities totaled $440 million ($196 million in available liquidity and $244 million to satisfy regulatory requirements), none of which was utilized.

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

Other Guarantees

We have provided other guarantees as of September 30, 2011 of $18 million, primarily related to obligations for our rental and leasing contracts. In addition, for certain Market Technology contracts, we have provided performance guarantees of $6 million related to the delivery of software technology and support services. We have received financial guarantees from various financial institutions to support the above guarantees. At December 31, 2010, the total of these guarantees was $24 million.

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

Escrow Agreements

In connection with our acquisitions of FTEN and SMARTS, we entered into escrow agreements to secure the payments of post-closing adjustments and other closing conditions. At September 30, 2011, these escrow agreements provide for future payments of $22 million and are included in other current liabilities in the Condensed Consolidated Balance Sheets.

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

16. Business Segments

We manage, operate and provide our products and services in three business segments: Market Services, Issuer Services, and Market Technology.

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

Our Issuer Services segment includes our Global Listing Services and Global Index Group businesses. The companies listed on The NASDAQ Stock Market and our Nordic and Baltic exchanges represent a diverse array of industries. This diversity of companies listed on NASDAQ OMX markets allows us to develop and license NASDAQ OMX branded indexes, associated derivatives, and financial products as part of our Global Index Group. The Global Listing Services business also includes our Corporate Solutions business, which generates revenues through our shareholder, directors, newswire, and other services.

Our Market Technology segment delivers technology and services to marketplaces, brokers, and regulators throughout the world. Market Technology provides technology solutions for trading, clearing, settlement and information dissemination, and also offers facility management integration, surveillance solutions, and advisory services.

Our management allocates resources, assesses performance and manages these businesses as three separate segments. We evaluate the performance of our segments based on several factors, of which the primary financial measure is income before income taxes. Results of individual businesses are presented based on our management accounting practices and our management structure. Certain amounts are allocated to corporate items in our management reports based on the decision that those activities should not be used to evaluate the segment’s operating performance. These amounts include, but are not limited to, amounts related to mergers, strategic initiatives, and financing activities. See below for further discussion.

The following table presents certain information regarding these operating segments for the three and nine months ended September 30, 2011 and 2010.

	Market Services	Issuer Services	Market Technology	Corporate Items and Eliminations	Consolidated
	(in millions)
Three months ended September 30, 2011
Total revenues	$808	$92	$46	$—	$946
Cost of revenues	(508)	—	—	—	(508)

Revenues less transaction rebates, brokerage, clearance and exchange fees	300	92	46	—	438

Income (loss) before income taxes (1)	$146	$28	$4	$(8)	$170

Three months ended September 30, 2010
Total revenues	$634	$85	$38	$—	$757
Cost of revenues	(385)	—	—	—	(385)

Revenues less transaction rebates, brokerage, clearance and exchange fees	249	85	38	—	372

Income before income taxes	$111	$30	$1	$1	$143

Nine months ended September 30, 2011
Total revenues	$2,190	$276	$135	$—	$2,601
Cost of revenues	(1,332)	—	—	—	(1,332)

Revenues less transaction rebates, brokerage, clearance and exchange fees	858	276	135	—	1,269

Income (loss) before income taxes (1)	$393	$90	$10	$(40)	$453

	Market Services	Issuer Services	Market Technology	Corporate Items and Eliminations	Consolidated
	(in millions)

Nine months ended September 30, 2010
Total revenues	$2,052	$255	$106	$1	$2,414
Cost of revenues	(1,293)	—	—	—	(1,293)

Revenues less transaction rebates, brokerage, clearance and exchange fees	759	255	106	1	1,121

Income (loss) before income taxes (2)	$335	$90	$5	$(52)	$378

(1)

Corporate items and eliminations for the three and nine months ended September 30, 2011 primarily include merger and strategic initiatives expense as well as costs incurred in connection with the termination of our 2010 Credit Facility. See “2010 Credit Facility,” of Note 8, “Debt Obligations,” for further discussion.

(2)

Corporate items and eliminations for the nine months ended September 30, 2010 primarily include charges of $40 million related to the repayment of our senior secured credit facilities in place as of December 31, 2009 and $11 million related to loss on divestiture of businesses as a result of our decision to close the businesses of both NASDAQ OMX Europe, or NEURO, ($6 million) and Agora-X LLC, or Agora-X, ($5 million).

For further discussion of our segments’ results, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Segment Operating Results.”

17. Subsequent Events

Tender Offer for the 2013 Convertible Notes

On September 20, 2011, we announced that we had commenced a cash tender offer for any and all of the $428 million aggregate principal amount outstanding of our 2013 Convertible Notes. We offered to purchase the 2013 Convertible Notes at a price of $1,025 for each $1,000 of principal amount of 2013 Convertible Notes tendered, plus accrued and unpaid interest up to, but not including, the date the 2013 Convertible Notes were purchased pursuant to the Offer. At the closing of the Offer on October 19, 2011, $335 million of the aggregate outstanding principal amount of the 2013 Convertible Notes were tendered for $346 million, which included the premium discussed above, accrued interest, and other costs. The 2013 Convertible Notes purchased pursuant to the Offer were cancelled and are no longer outstanding.

We funded purchases of the 2013 Convertible Notes tendered in the Offer with cash on hand and availability under the revolver in our new 2011 Credit Facility. See “Tender Offer for the 2013 Convertible Notes,” of Note 8, “Debt Obligations,” for further discussion of the Offer.

Share Repurchase Program

On October 12, 2011, we announced that our board of directors had approved a share repurchase program authorizing NASDAQ OMX to repurchase in the aggregate up to $300 million of our outstanding common stock. These purchases may be made from time to time at prevailing market prices in open market purchases, privately-negotiated transactions, block purchase techniques or otherwise, as determined by our management. The purchases will be funded from existing cash balances. The share repurchase program may be suspended, modified or discontinued at any time.

Acquisition of Glide Technologies Limited

On October 24, 2011, we announced an agreement to acquire Glide Technologies Limited, or Glide Technologies, a London-based “software as a service provider” specializing in corporate communications and reputation management solutions. Glide Technologies will be part of our Global Corporate Solutions business within our Issuer Services segment. This acquisition will create a fully-integrated workflow solution for investor relations and public relations professionals.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included in this Form 10-Q.

Business Overview

We are a leading global exchange group that delivers trading, clearing, exchange technology, securities listing, and public company services across six continents. Our global offerings are diverse and include trading and clearing across multiple asset classes, market data products, financial indexes, capital formation solutions, financial services, and market technology products and services. Our technology powers markets across the globe, supporting cash equity trading, derivatives trading, clearing and settlement, and many other functions.

In the U.S., we operate The NASDAQ Stock Market, a registered national securities exchange. The NASDAQ Stock Market is the largest single cash equities securities market in the U.S. in terms of listed companies and in the world in terms of share value traded. As of September 30, 2011, The NASDAQ Stock Market was home to 2,717 listed companies with a combined market capitalization of approximately $4.1 trillion. In addition, in the U.S. we operate two additional cash equities trading markets, two options markets, a futures market and a derivatives clearinghouse. We also engage in riskless principal trading of over-the-counter power and gas contracts.

In Europe, we operate exchanges in Stockholm (Sweden), Copenhagen (Denmark), Helsinki (Finland), and Iceland as NASDAQ OMX Nordic, and exchanges in Tallinn (Estonia), Riga (Latvia) and Vilnius (Lithuania) as NASDAQ OMX Baltic. Collectively, the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic offer trading in cash equities, bonds, structured products and ETFs, as well as trading and clearing of derivatives and clearing of resale and repurchase agreements. Through NASDAQ OMX First North, our Nordic and Baltic operations also offer alternative marketplaces for smaller companies. As of September 30, 2011, the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic, together with NASDAQ OMX First North, were home to 771 listed companies with a combined market capitalization of approximately $814 billion.

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

Market Technology

Our Market Technology segment delivers technology and services to marketplaces, brokers, and regulators throughout the world. Market Technology provides technology solutions for trading, clearing, settlement and information dissemination, and also offers facility management integration, surveillance solutions, and advisory services to over 70 exchanges, clearing organizations and central securities depositories in more than 50 countries. We serve as a technology partner to some of the world’s most prominent exchanges, and we also provide critical technical support to start-ups and new entrants in the exchange space.

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

•	The level of optimism of our technology customers about the outlook for capital markets and economic stability;

•	Continuing pressure in transaction fee pricing due to intense competition in the U.S. and Europe;

•	Competition for listings and trading related to pricing, product features and service offerings;

•	Regulatory changes imposed upon certain types of instruments, transactions, or capital market participants; and

•	Technological advancements and members’ demand for speed, efficiency, and reliability.

Currently our business drivers are defined by investors’ cautious outlook about the slowing pace of global economic recovery and governments’ ability to fund their sovereign debt. The lack of confidence in the prospects for growth results in sporadic increases in the level of market volatility and oscillating trading volumes in cash equities. The IPO market has not been as negatively impacted as our cash equities trading businesses. In addition, equity derivative trading volumes remain strong in the U.S. Additional impacts on our business drivers include the international enactment and implementation of new legislative and regulatory initiatives, and the continued rapid evolution and deployment of new technology in the financial services industry. The business environment that influenced our financial performance for the third quarter of 2011 may be characterized as follows:

•

A comparable pace of new equity issuance in the U.S. with 16 IPOs on The NASDAQ Stock Market, slightly down from 17 in the third quarter of 2010. IPO activity remained weak in the Nordics with two IPOs in the third quarter of 2011 on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic. Year to date new equity issuance on The NASDAQ Stock Market is stronger, with 63 IPOs, up from 55 at this time last year;

•

Matched share volume for all our U.S. cash equity markets moved in line with consolidated U.S. volume, both increasing by 16% relative to the third quarter of 2010, while market share remained steady at 22.4%;

•

Matched equity options volume for our two U.S. options exchanges, NASDAQ OMX PHLX and the NASDAQ Options Market, increased 35.5% relative to the third quarter of 2010 driven by an increase in overall U.S. options volume;

•	A 60.1% increase relative to the third quarter of 2010 in the number of cash equity transactions on our Nordic and Baltic exchanges;

•	A 16.5% increase relative to the third quarter of 2010 in the SEK value of cash equity transactions on our Nordic and Baltic exchanges resulting from increased volume levels;

•	Growth of 23.6% experienced by our Nordic and Baltic exchanges relative to the third quarter of 2010 in the number of traded and cleared equity and fixed-income contracts (excluding Eurex);

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

Financial Summary

The following summarizes significant changes in our financial performance for the three and nine months ended September 30, 2011 when compared with the same periods in 2010. In countries with currencies other than the U.S. dollar, revenues and expenses are translated using monthly average exchange rates. The following discussion of results of operations isolates the impact of year-over-year foreign currency fluctuations to better measure the comparability of operating results between periods. Operating results excluding the impact of foreign currency fluctuations are calculated by translating the current period’s results by the prior period’s exchange rates.

•

Revenues less transaction rebates, brokerage, clearance and exchange fees increased $66 million, or 17.7%, to $438 million in the third quarter of 2011, compared with $372 million in the same period in 2010, reflecting an operational increase in revenues of $50 million and a favorable impact from foreign exchange of $16 million. The increase in operational revenues was primarily due to:

•	an increase in derivative trading revenues less transaction rebates, brokerage, clearance and exchange fees of $21 million, primarily related to U.S. operations;

•	an increase in access services revenues of $14 million;

•	an increase in market data revenues of $5 million;

•	an increase in Issuer Services revenues of $5 million, primarily from Corporate Solutions revenues; and

•	an increase in Market Technology revenues of $3 million, primarily from broker surveillance revenues.

•

Revenues less transaction rebates, brokerage, clearance and exchange fees increased $148 million, or 13.2%, to $1,269 million in the first nine months of 2011, compared with $1,121 million in the same period in 2010, reflecting an operational increase in revenues of $98 million and a favorable impact from foreign exchange of $50 million. The increase in operational revenues was primarily due to:

•	an increase in access services revenues of $41 million;

•	an increase in derivative trading and clearing revenues less transaction rebates, brokerage, clearance and exchange fees of $38 million, primarily related to U.S. operations;

•	an increase in market data revenues of $6 million;

•	an increase in Issuer Services revenues of $16 million, primarily from Corporate Solutions revenues; and

•	an increase in Market Technology revenues of $11 million, primarily from broker surveillance revenues, partially offset by;

•	a decrease in cash equity trading revenues less transaction rebates, brokerage, clearance and exchange fees of $13 million.

•

Operating expenses increased $36 million, or 17.4%, to $243 million in the third quarter of 2011, compared with $207 million in the same period in 2010, reflecting an increase in operating expenses of $26 million and an unfavorable impact from foreign exchange of $10 million. The operational increase in operating expenses was primarily due to an increase in compensation and benefits expense reflecting additional headcount from acquisitions as well as stronger financial performance, an increase in general, administrative and other expense primarily due to the write-off of the remaining unamortized balance of debt issuance costs related to our $700 million senior unsecured term loan facility, an increase in professional and contract services, and an increase in computer operations and data communications.

•

Operating expenses increased $68 million, or 10.2%, to $733 million in the first nine months of 2011, compared with $665 million in the same period in 2010, reflecting an increase in operating expenses of $34 million and an unfavorable impact from foreign exchange of $34 million. The operational increase in operating expenses was primarily due to an increase in merger and strategic initiatives expense primarily reflecting costs incurred in connection with our joint proposal to acquire NYSE Euronext, an increase in compensation and benefits expense reflecting additional headcount from acquisitions, as well as stronger financial performance, an increase in professional and contract services, and an increase in computer operations and data communications. Partially offsetting these increases was a decrease in general, administrative and other expense primarily due to charges incurred in the first quarter of 2010 in connection with the January 2010 repayment of our senior secured credit facilities in place as of December 31, 2009.

•

Interest expense increased $5 million, or 20.0%, to $30 million in the third quarter of 2011, compared with $25 million in the same period in 2010 and increased $17 million, or 22.4%, to $93 million in the first nine months of 2011, compared with $76 million in the same period in 2010. These increases were primarily due to additional interest expense related to the 2018 Notes issued in December 2010.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Market Services
Cash Equity Trading
NASDAQ securities
Average daily share volume (in billions)	2.18	2.02	2.08	2.29
Matched market share executed on NASDAQ	28.0%	29.0%	27.9%	29.0%
Matched market share executed on NASDAQ OMX BX	2.5%	2.5%	1.9%	3.2%
Matched market share executed on NASDAQ OMX PSX	1.2%	—	1.1%	—
Market share reported to the FINRA/NASDAQ Trade Reporting Facility	28.6%	30.4%	31.1%	36.3%
Total market share(1)	60.2%	61.9%	61.9%	68.4%
New York Stock Exchange, or NYSE, securities
Average daily share volume (in billions)	4.78	4.24	4.41	5.01
Matched market share executed on NASDAQ	14.3%	13.8%	13.4%	14.3%
Matched market share executed on NASDAQ OMX BX	2.5%	3.5%	2.2%	4.0%
Matched market share executed on NASDAQ OMX PSX	0.6%	—	0.8%	—
Market share reported to the FINRA/NASDAQ Trade Reporting Facility	25.6%	27.0%	27.7%	31.6%
Total market share(1)	43.0%	44.3%	44.0%	50.0%
NYSE Amex and regional securities
Average daily share volume (in billions)	1.80	1.29	1.48	1.53
Matched market share executed on NASDAQ	19.9%	21.0%	18.6%	21.5%
Matched market share executed on NASDAQ OMX BX	2.1%	3.3%	1.9%	3.1%
Matched market share executed on NASDAQ OMX PSX	2.0%	—	1.8%	—
Market share reported to the FINRA/NASDAQ Trade Reporting Facility	24.2%	25.1%	25.4%	29.3%
Total market share(1)	48.2%	49.4%	47.7%	53.9%
Total U.S.-listed securities
Average daily share volume (in billions)	8.76	7.55	7.97	8.83
Matched share volume (in billions)	125.0	107.8	319.6	381.9
Matched market share executed on NASDAQ	18.9%	19.1%	18.1%	19.3%
Matched market share executed on NASDAQ OMX BX	2.4%	3.2%	2.1%	3.6%
Matched market share executed on NASDAQ OMX PSX	1.1%	—	1.0%	—
NASDAQ OMX Nordic and NASDAQ OMX Baltic securities
Average daily number of equity trades	422,658	263,965	362,170	288,248
Average daily value of shares traded (in billions)	$3.7	$2.8	$3.9	$3.4
Derivative Trading and Clearing
U.S. Equity Options
Total industry average daily volume (in millions)	18.5	12.5	17.2	14.1
NASDAQ OMX PHLX matched market share	22.3%	23.7%	23.3%	22.2%
The NASDAQ Options Market matched market share	4.1%	5.1%	4.6%	3.6%
NASDAQ OMX Nordic and NASDAQ OMX Baltic
Average Daily Volume:
Options, futures and fixed-income contracts	491,968	398,014	459,633	425,906
Finnish option contracts traded on Eurex	65,716	124,553	117,286	123,456
NASDAQ OMX Commodities
Clearing Turnover:
Power contracts (TWh)(2)	421	388	1,271	1,589
Carbon contracts (1000 tCO2)(2)	15,511	4,482	31,661	25,918
Issuer Services
Initial public offerings
NASDAQ	16	17	63	55
Exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic	2	1	8	8
New listings
NASDAQ (3)	33	41	107	141
Exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic(4)	5	4	22	16
Number of listed companies
NASDAQ (5)	2,717	2,805	2,717	2,805
Exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic(6)	771	780	771	780
Market Technology
Order intake (in millions)(7)	$35	$27	$97	$89
Total order value (in millions)(8)	$473	$446	$473	$446

(1)	Includes transactions executed on NASDAQ’s, NASDAQ OMX BX’s and NASDAQ OMX PSX’s systems plus trades reported through the FINRA/NASDAQ Trade Reporting Facility.
(2)	Primarily transactions executed on Nord Pool and reported for clearing to NASDAQ OMX Commodities measured by Terawatt hours (TWh) and one thousand metric tons of carbon dioxide (1000 tCO2).
(3)	New listings include IPOs, including those completed on a best efforts basis, issuers that switched from other listing venues, closed-end funds and separately listed ETFs.
(4)	New listings include IPOs and represent companies listed on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic and companies on the alternative markets, NASDAQ OMX First North.
(5)	Number of listed companies for NASDAQ at period end, including separately listed ETFs.
(6)	Represents companies listed on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic and companies on the alternative markets of NASDAQ OMX First North at period end.
(7)	Total contract value of orders signed during the period.
(8)

Represents total contract value of orders signed that are yet to be recognized as revenue. Market Technology deferred revenue, as discussed in Note 7, “Deferred Revenue” to the condensed consolidated financial statements, represents cash payments received that are yet to be recognized as revenue for these signed orders.

Segment Operating Results

Of our total third quarter 2011 revenues less transaction rebates, brokerage, clearance and exchange fees of $438 million, 68.5% was from our Market Services segment, 21.0% was from our Issuer Services segment and 10.5% was from our Market Technology segment. Of our total third quarter 2010 revenues less transaction rebates, brokerage, clearance and exchange fees of $372 million, 66.9% was from our Market Services segment, 22.9% was from our Issuer Services segment and 10.2% was from our Market Technology segment.

Of our total first nine months of 2011 revenues less transaction rebates, brokerage, clearance and exchange fees of $1,269 million, 67.6% was from our Market Services segment, 21.8% was from our Issuer Services segment, and 10.6% was from our Market Technology segment. Of our total first nine months of 2010 revenues less transaction rebates, brokerage, clearance and exchange fees of $1,121 million, 67.7% was from our Market Services segment, 22.7% was from our Issuer Services segment, 9.5% was from our Market Technology segment and 0.1% related to other revenues.

The following table shows our revenues by segment, cost of revenues for our Market Services segment and total revenues less transaction rebates, brokerage, clearance and exchange fees:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2011	2010		2011	2010
	(in millions)			(in millions)
Market Services	$808	$634	27.4%	$2,190	$2,052	6.7%
Cost of revenues	(508)	(385)	31.9%	(1,332)	(1,293)	3.0%

Market Services revenues less transaction rebates, brokerage, clearance and exchange fees	300	249	20.5%	858	759	13.0%
Issuer Services	92	85	8.2%	276	255	8.2%
Market Technology	46	38	21.1%	135	106	27.4%
Other	—	—	—	—	1	#

Total revenues less transaction rebates, brokerage, clearance and exchange fees	$438	$372	17.7%	$1,269	$1,121	13.2%

#	Denotes a variance equal to or greater than 100.0%.

MARKET SERVICES

The following table shows total revenues less transaction rebates, brokerage, clearance and exchange fees from our Market Services segment:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2011	2010		2011	2010
	(in millions)			(in millions)

Transaction Services
Cash Equity Trading Revenues:
U.S. cash equity trading(1)	$481	$368	30.7%	$1,233	$1,270	(2.9)%
Cost of revenues:
Transaction rebates	(327)	(248)	31.9%	(827)	(875)	(5.5)%
Brokerage, clearance and exchange fees (1)	(111)	(78)	42.3%	(288)	(267)	7.9%

Total U.S. cash equity cost of revenues	(438)	(326)	34.4%	(1,115)	(1,142)	(2.4)%

U.S. cash equity trading revenues less transaction rebates, brokerage, clearance and exchange fees	43	42	2.4%	118	128	(7.8)%
European cash equity trading	24	21	14.3%	71	67	6.0%

Total cash equity trading revenues less transaction rebates, brokerage, clearance and exchange fees	67	63	6.3%	189	195	(3.1)%

Derivative Trading and Clearing Revenues:
U.S. derivative trading and clearing(2)	121	93	30.1%	360	259	39.0%
Cost of revenues:
Transaction rebates	(63)	(55)	14.5%	(194)	(138)	40.6%
Brokerage, clearance and exchange fees (2)	(7)	(4)	75.0%	(23)	(13)	76.9%

Total U.S. derivative trading and clearing cost of revenues	(70)	(59)	18.6%	(217)	(151)	43.7%

U.S. derivative trading and clearing revenues less transaction rebates, brokerage, clearance and exchange fees	51	34	50.0%	143	108	32.4%

European derivative trading and clearing	33	26	26.9%	96	82	17.1%

Total derivative trading and clearing revenues less transaction rebates, brokerage, clearance and exchange fees	84	60	40.0%	239	190	25.8%

Access Services Revenues	60	45	33.3%	167	125	33.6%

Total Transaction Services revenues less transaction rebates, brokerage, clearance and exchange fees	211	168	25.6%	595	510	16.7%

Market Data Revenues:
Net U.S. tape plans	30	28	7.1%	86	89	(3.4)%
U.S. market data products	33	32	3.1%	98	94	4.3%
European market data products	20	16	25.0%	63	52	21.2%

Total Market Data revenues	83	76	9.2%	247	235	5.1%

Broker Services Revenues	5	4	25.0%	14	11	27.3%
Other Market Services Revenues	1	1	—	2	3	(33.3)%

Total Market Services revenues less transaction rebates, brokerage, clearance and exchange fees	$300	$249	20.5%	$858	$759	13.0%

(1)

Includes Section 31 fees of $92 million in the third quarter of 2011, $60 million in the third quarter of 2010, $231 million in the first nine months of 2011 and $195 million in the first nine months of 2010. Section 31 fees are recorded as U.S. cash equity trading revenues with a corresponding amount recorded in cost of revenues.

(2)

Includes Section 31 fees of $7 million in the third quarter of 2011, $4 million in the third quarter of 2010, $20 million in the first nine months of 2011 and $11 million in the first nine months of 2010. Section 31 fees are recorded as U.S. derivative trading and clearing revenues with a corresponding amount recorded in cost of revenues.

Transaction Services

Transaction Services revenues less transaction rebates, brokerage, clearance and exchange fees increased in both the third quarter and the first nine months of 2011 compared with the same periods in 2010 primarily due to increases in access services revenues and derivative trading and clearing revenues less transaction rebates, brokerage, clearance and exchange fees.

U.S. Cash Equity Trading Revenues

U.S. cash equity trading revenues less transaction rebates, brokerage, clearance and exchange fees increased in the third quarter of 2011 and decreased in the first nine months of 2011 compared with the same periods in 2010. The increase in the third quarter of 2011 was primarily due to an increase in industry trading volumes, partially offset by a decline in the average net fee per share matched on NASDAQ’s trading system. The decrease in the first nine months of 2011 was primarily due to a decline in industry trading volumes, as well as a decline in our matched market share, partially offset by modified rates.

U.S. cash equity trading revenues increased in the third quarter of 2011 compared with the same period in 2010 primarily due to an increase in industry trading volumes and an increase in Section 31 pass-through fee revenues.

U.S. cash equity trading revenues decreased in the first nine months of 2011 compared with the same period in 2010 primarily due to a decline in industry trading volumes and a decline in our matched market share, partially offset by an increase in Section 31 pass-through fee revenues.

We record Section 31 fees as U.S. cash equity trading revenues with a corresponding amount recorded as cost of revenues. We are assessed these fees from the SEC and pass them through to our customers in the form of incremental fees. Pass-through fees can increase or decrease due to rate changes by the SEC, the percentage of overall industry trading volumes processed on our systems, and differences in actual dollar value of shares traded. Since the amount recorded in revenues is equal to the amount recorded in cost of revenues, there is no impact from the fees on our revenues less transaction rebates, brokerage, clearance and exchange fees. Section 31 fees were $92 million in the third quarter of 2011 and $231 million in the first nine months of 2011 compared with $60 million in the third quarter of 2010 and $195 million in the first nine months of 2010. The increase in the third quarter of 2011 compared with the same period in 2010 was primarily due to higher dollar value traded on the NASDAQ and NASDAQ OMX BX trading systems, and higher Section 31 fee rates. The increase in the first nine months of 2011 compared with the same period in 2010 was primarily due to higher Section 31 fee rates, partially offset by lower dollar value traded on the NASDAQ and NASDAQ OMX BX trading systems.

For NASDAQ and NASDAQ OMX PSX, we credit a portion of the per share execution charge to the market participant that provides the liquidity and for NASDAQ OMX BX, we credit a portion of the per share execution charge to the market participant that takes the liquidity. These transaction rebates increased in the third quarter and decreased in the first nine months of 2011 compared with the same periods in 2010. The increase in the third quarter of 2011 compared with the same period in 2010 was primarily due to an increase in matched share volume on NASDAQ’s trading system resulting primarily from an increase in industry trading volumes and higher average rebate rates. The decrease in the first nine months of 2011 compared with the same period in 2010 was primarily due to declines in matched share volume on NASDAQ’s trading system due to a decline in industry trading volumes, as well as a decline in our matched market share, partially offset by higher average rebate rates due to changes in our pricing program on the NASDAQ, NASDAQ OMX BX and NASDAQ OMX PSX trading systems.

Brokerage, clearance and exchange fees increased in the third quarter of 2011 compared with the same period in 2010 primarily due to an increase in the amount of volume routed by NASDAQ due to an increase in industry trading volumes and an increase in Section 31 pass-through fees.

Brokerage, clearance and exchange fees increased in the first nine months of 2011 compared with the same period in 2010 primarily due to an increase in Section 31 pass-through fees, partially offset by a decrease in the amount of volume routed by NASDAQ due to declines in industry trading volumes and in our matched market share.

European Cash Equity Trading Revenues

European cash equity trading revenues include trading revenues from equity products traded on the NASDAQ OMX Nordic and NASDAQ OMX Baltic exchanges and NEURO (for periods prior to closing our NEURO business). European cash equity trading revenues increased in the third quarter of 2011 compared with the same period in 2010 primarily due to a favorable impact from foreign exchange of $2 million as well as an increase in trading volumes. European cash equity trading revenues increased in the first nine months of 2011 compared with the same period in 2010 primarily due to a favorable impact from foreign exchange of $7 million, partially offset by a decrease in trading activity.

U.S. Derivative Trading and Clearing Revenues

U.S. derivative trading and clearing revenues and revenues less transaction rebates, brokerage, clearance and exchange fees increased in the third quarter and first nine months of 2011 compared with the same periods in 2010. The increase in the third quarter of 2011 was primarily due to an increase in industry trading volumes, partially offset by a modest decline in market share. The increase in the first nine months of 2011 was primarily due to increases in industry trading volumes and market share. In addition, the increase in U.S. derivative trading and clearing revenues was also due to higher Section 31 pass-through fee revenues as discussed below.

Similar to U.S. cash equity trading, Section 31 fees are recorded as derivative trading and clearing revenues with a corresponding amount recorded as cost of revenues. We are assessed these fees from the SEC and pass them through to our customers in the form of incremental fees. Since the amount recorded in revenues is equal to the amount recorded in cost of revenues, there is no impact on our revenues less transaction rebates, brokerage, clearance and exchange fees. Section 31 fees were $7 million in the third quarter of 2011 and $20 million in the first nine months of 2011 compared with $4 million in the third quarter of 2010 and $11 million in the first nine months of 2010. The increase in the third quarter and first nine months of 2011 compared with the same periods in 2010 is primarily due to an increase in dollar value traded and higher Section 31 fee rates.

Transaction rebates, in which we credit a portion of the per share execution charge to the market participant, increased in the third quarter and first nine months of 2011 compared with the same periods in 2010. The increase in the third quarter of 2011 was primarily due to an increase in industry trading volumes, partially offset by a modest decline in market share. The increase in the first nine months of 2011 was primarily due to increases in industry trading volumes and market share.

Brokerage, clearance and exchange fees increased in the third quarter and first nine months of 2011 compared with the same periods in 2010 primarily due to an increase in Section 31 pass-through fee revenues.

European Derivative Trading and Clearing Revenues

European derivative trading and clearing revenues include trading and clearing revenues from derivative products traded on NASDAQ OMX Stockholm and NASDAQ OMX Copenhagen, clearing revenues from resale and repurchase agreements on NASDAQ OMX Stockholm and revenues from NASDAQ OMX Commodities. Beginning in May 2010, trading and clearing revenues for energy and carbon products include revenues from Nord Pool. European derivative trading and clearing revenues increased in the third quarter and first nine months of 2011 compared with the same periods in 2010 primarily due to a favorable impact from foreign exchange of $3 million in the third quarter of 2011 and $11 million in the first nine months of 2011, as well as higher trading activity for short-term fixed-income products and index options and futures contracts.

The following table shows revenues from European derivative trading and clearing:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2011	2010		2011	2010
	(in millions)			(in millions)
European Derivative Trading and Clearing Revenues:
Options and futures contracts	$16	$11	45.5%	$42	$36	16.7%
Energy and carbon products	11	9	22.2%	32	29	10.3%
Fixed-income products	5	5	—	17	12	41.7%
Other revenues and fees	1	1	—	5	5	—

Total European Derivative Trading and Clearing revenues	$33	$26	26.9%	$96	$82	17.1%

Access Services Revenues

Access services revenues increased in the third quarter and first nine months of 2011 compared with the same periods in 2010 primarily due to an increase in revenues from FTEN which was acquired in December 2010 and increased demand for services.

Market Data

Market Data revenues increased in the third quarter and first nine months of 2011 compared with the same periods in 2010. In the third quarter of 2011, net U.S. tape plans revenues, U.S. market data products revenues, and European market data products revenues increased. In the first nine months of 2011, increases in U.S. and European market data products revenues were partially offset by a decrease in net U.S. tape plans revenues.

The increase in net U.S. tape plans revenues in the third quarter of 2011 compared to the same period in 2010 was primarily due to higher plan shareable revenues, partially offset by declines in NASDAQ’s trading and quoting market share of U.S. cash equities, as calculated under the SEC-mandated market data revenue quoting and trading formula. The decline in net U.S. tape plans revenues in the first nine months of 2011 compared with the same period in 2010 was primarily due to lower plan shareable revenues and declines in NASDAQ’s trading and quoting market share of U.S. cash equities, as calculated under the SEC-mandated market data revenue quoting and trading formula.

The increase in U.S. market data products revenues in the third quarter and first nine months of 2011 compared with the same periods in 2010 was primarily due to higher customer demand for proprietary data products.

The increase in European market data products revenues in the third quarter of 2011 compared with the same period in 2010 was primarily due to modified fees for market data products and a favorable impact from foreign exchange of $2 million. The increase in European market data products revenues in the first nine months of 2011 compared with the same period in 2010 was primarily due to modified fees for market data products and a favorable impact from foreign exchange of $6 million.

Broker Services

Broker Services revenues increased slightly in the third quarter and first nine months of 2011 when compared with the same periods in 2010 primarily due to a favorable impact from foreign exchange.

ISSUER SERVICES

The following table shows revenues from our Issuer Services segment:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2011	2010		2011	2010
	(in millions)			(in millions)
Global Listing Services Revenues:
Annual renewal	$30	$29	3.4%	$88	$84	4.8%
Listing of additional shares	10	10	—	30	29	3.4%
Initial listing	4	4	—	12	14	(14.3)%

Total U.S. listing services	44	43	2.3%	130	127	2.4%
European listing services	13	12	8.3%	41	37	10.8%
Corporate Solutions	22	18	22.2%	66	56	17.9%

Total Global Listing Services revenues	79	73	8.2%	237	220	7.7%
Global Index Group Revenues	13	12	8.3%	39	35	11.4%

Total Issuer Services revenues	$92	$85	8.2%	$276	$255	8.2%

Global Listing Services

Global Listing Services revenues increased in both the third quarter and first nine months of 2011 compared with the same periods in 2010. The increase in the third quarter of 2011 was primarily due to an increase in Corporate Solutions revenues. The increase in the first nine months of 2011 was primarily due to increases in U.S. annual renewal, European listing services and Corporate Solutions revenues, partially offset by a decrease in initial listing revenues.

U.S. Listing Services Revenues

Annual renewal revenues increased in both the third quarter and first nine months of 2011 compared with the same periods in 2010. Annual renewals are recognized ratably over a 12-month period.

Listing of additional shares revenues were flat in the third quarter and increased slightly in the first nine months of 2011 compared with the same periods in 2010. Listing of additional shares revenues are amortized on a straight-line basis over an estimated service period of four years. Therefore, revenues for each period will vary depending on the change in the total shares outstanding for companies listed on The NASDAQ Stock Market in each of the preceding four years.

Initial listing revenues were flat in the third quarter and decreased in the first nine months of 2011 compared with the same periods in 2010. Initial listing revenues are amortized on a straight-line basis over an estimated service period of six years. Therefore, revenues for each year will vary depending on the number of new listings, which include IPOs, in each of the preceding six years. New listings were 33 during the third quarter of 2011 and 107 during the first nine months of 2011 compared with 41 during the third quarter of 2010 and 141 during the first nine months of 2010. The decrease in new listings during the third quarter and first nine months of 2011 will impact future revenues as these revenues are amortized on a straight-line basis over the estimated service period of six years.

European Listing Services Revenues

European listing services revenues increased in both the third quarter and first nine months of 2011 compared with the same periods in 2010 primarily reflecting a favorable impact from foreign exchange. European listing services revenues are recognized ratably over a 12-month period.

Corporate Solutions Revenues

Corporate Solutions revenues increased in both the third quarter and first nine months of 2011 compared with the same periods in 2010 primarily due to expanding customer utilization of Shareholder.com and Directors Desk, as well as revenues from ZVM which was acquired in December 2010.

Global Index Group Revenues

Global Index Group revenues increased in both the third quarter and first nine months of 2011 compared with the same periods in 2010 primarily due to an increase in underlying assets associated with NASDAQ OMX-licensed ETFs, as well as additional demand for new licensed ETFs and other financial products.

MARKET TECHNOLOGY

The following table shows revenues from our Market Technology segment:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2011	2010		2011	2010
	(in millions)			(in millions)
Market Technology Revenues:
License, support and facility management	$28	$27	3.7%	$86	$76	13.2%
Delivery project	6	4	50.0%	18	12	50.0%
Change request, advisory and broker surveillance	12	7	71.4%	31	18	72.2%

Total Market Technology revenues	$46	$38	21.1%	$135	$106	27.4%

Market Technology revenues increased in both the third quarter and first nine months of 2011 compared with the same periods in 2010 primarily due to operational increases in delivery project and change request, advisory and broker surveillance revenues, as well as a favorable impact from foreign exchange.

License, support and facility management revenues increased in both the third quarter and first nine months of 2011 compared with the same periods in 2010 primarily due to a favorable impact from foreign exchange of $3 million in the third quarter of 2011 and $12 million in the first nine months of 2011. Lower facility management revenues partially offset these increases.

Delivery project revenues increased in both the third quarter and first nine months of 2011 compared with the same periods in 2010 primarily due to the recognition of previously deferred revenues in the current periods. Delivery project revenues are derived from the system solutions developed and sold by NASDAQ OMX. Total revenues, as well as costs incurred, are typically deferred until the customization and any significant modifications are completed and are then recognized over the post contract support period. In addition, there was a favorable impact from foreign exchange of $1 million in the third quarter of 2011 and $2 million in the first nine months of 2011.

Change request, advisory and broker surveillance revenues increased in both the third quarter and first nine months of 2011 compared with the same periods in 2010 primarily due to an increase in broker surveillance revenues from SMARTS which was acquired in August 2010. In addition, there was a favorable impact from foreign exchange of $1 million in the third quarter of 2011 and $4 million in the first nine months of 2011.

As of September 30, 2011, total order value, which represents the total contract value of orders signed that are yet to be recognized as revenues, was $473 million compared with $446 million as of September 30, 2010. Market Technology deferred revenue of $125 million, which is included in this amount, represents cash payments received that are yet to be recognized as revenue for these signed orders. See Note 7, “Deferred Revenue,” to the condensed consolidated financial statements for further discussion. The recognition and timing of these revenues depends on many factors, including those that are not within our control. As such, the following table of Market Technology revenues to be recognized in the future represents our best estimate:

Total Order Value
(in millions)
Fiscal year ended:
2011(1)	$42
2012	134
2013	105
2014	74
2015	58
2016 and thereafter	60

Total	$473

(1)	Represents revenues that are anticipated to be recognized over the remaining three months of 2011.

Expenses

Operating Expenses

The following table shows our operating expenses:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2011	2010		2011	2010
	(in millions)			(in millions)
Compensation and benefits	$118	$101	16.8%	$345	$302	14.2%
Marketing and advertising	4	5	(20.0)%	15	14	7.1%
Depreciation and amortization	28	25	12.0%	81	75	8.0%
Professional and contract services	23	18	27.8%	66	57	15.8%
Computer operations and data communications	17	13	30.8%	50	43	16.3%
Occupancy	23	23	—	68	66	3.0%
Regulatory	9	9	—	26	26	—
Merger and strategic initiatives	3	1	#	38	2	#
General, administrative and other	18	12	50.0%	44	80	(45.0)%

Total operating expenses	$243	$207	17.4%	$733	$665	10.2%

#	Denotes a variance equal to or greater than 100.0%.

Total operating expenses increased $36 million in the third quarter of 2011 compared with the same period in 2010, reflecting an increase in operating expenses of $26 million and an unfavorable impact from foreign exchange of $10 million. Total operating expenses increased $68 million in the first nine months of 2011 compared with the same period in 2010, reflecting an increase in operating expenses of $34 million and an unfavorable impact from foreign exchange of $34 million.

Compensation and benefits expense increased in both the third quarter and first nine months of 2011 compared with the same periods in 2010 primarily due to an increase in salary expense from SMARTS, FTEN and ZVM which were acquired in the second half of 2010, higher compensation expenses reflecting stronger financial performance and an unfavorable impact from foreign exchange of $4 million in the third quarter of 2011 and $16 million in the first nine months of 2011. Headcount, including staff employed at consolidated entities where we have a controlling financial interest, increased to 2,381 employees at September 30, 2011 from 2,280 employees at September 30, 2010. The increase in headcount was primarily due to SMARTS, FTEN and ZVM which were acquired in the second half of 2010.

Depreciation and amortization expense increased in both the third quarter and first nine months of 2011 compared with the same periods in 2010 primarily as a result of SMARTS, FTEN and ZVM which were acquired in the second half of 2010 and an unfavorable impact from foreign exchange of $2 million in the third quarter of 2011 and $4 million in the first nine months of 2011.

Professional and contract services expense increased in both the third quarter and first nine months of 2011 compared with the same periods in 2010 primarily due to costs incurred for information technology security consultants and an unfavorable impact from foreign exchange of $1 million in the third quarter of 2011 and $4 million in the first nine months of 2011.

Computer operations and data communications expense increased in both the third quarter and first nine months of 2011 compared with the same periods in 2010 primarily as a result of SMARTS, FTEN and ZVM which were acquired in the second half of 2010 and an unfavorable impact from foreign exchange of $1 million in the third quarter of 2011 and $3 million in the first nine months of 2011.

Merger and strategic initiatives expense was $3 million in the third quarter of 2011 and $38 million in the first nine months of 2011 compared with $1 million in the third quarter of 2010 and $2 million in the first nine months of 2010. The costs in the third quarter of 2011 primarily related to recent acquisitions and other strategic initiatives. The costs in the first nine months of 2011 primarily related to costs incurred for advisors, legal, bank commitment fees and other professional services related to our joint proposal to acquire NYSE Euronext. In May 2011, following discussions with the Antitrust Division of the U.S. Department of Justice, NASDAQ OMX and IntercontinentalExchange, Inc. announced the withdrawal of a joint proposal made in April 2011 to acquire NYSE Euronext.

General, administrative and other expense increased $6 million in the third quarter of 2011 and decreased $36 million in the first nine months of 2011 compared with the same periods in 2010. The increase in the third quarter of 2011 was primarily due to the write-off of the remaining unamortized balance of debt issuance costs related to the $700 million senior unsecured term loan facility. The decrease in the first nine months of 2011 was primarily due to charges incurred in the first quarter of 2010 related to the repayment of our senior secured credit facilities in place as of December 31, 2009, partially offset by the write-off of the debt issuance costs discussed above. In January 2010, we recorded a pre-tax charge of $40 million, which included the write-off of the remaining unamortized balance of debt issuance costs incurred of $28 million, costs to terminate our float-to-fixed interest rate swaps previously designated as a cash flow hedge of $9 million and other costs of $3 million.

Non-operating Income and Expenses

The following table presents our non-operating income and expenses:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2011	2010		2011	2010
	(in millions)			(in millions)
Interest income	$3	$2	50.0%	$8	$7	14.3%
Interest expense	(30)	(25)	20.0%	(93)	(76)	22.4%

Net interest expense	(27)	(23)	17.4%	(85)	(69)	23.2%
Dividend and investment income	1	—	#	—	—	—
Loss on divestiture of businesses	—	—	—	—	(11)	#
Income from unconsolidated investees, net	1	1	—	2	2	—

Total non-operating expenses	$(25)	$(22)	13.6%	$(83)	$(78)	6.4%

#	Denotes a variance equal to or greater than 100.0%.

Total non-operating expenses increased $3 million in the third quarter of 2011 and increased $5 million in the first nine months of 2011 compared with the same periods in 2010 primarily due to an increase in interest expense. The increase in the first nine months of 2011 was partially offset by the loss on divesture of businesses in 2010.

Interest Expense

Interest expense increased in the third quarter and first nine months of 2011 compared with the same periods in 2010 primarily due to additional interest expense resulting from the issuance of our 2018 Notes in December 2010 to partially finance the repurchase of shares. See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion of our debt obligations.

Interest expense for the third quarter of 2011 was $30 million, and was comprised of $23 million of interest expense, $4 million of non-cash expense associated with accretion of debt discounts, $2 million of non-cash debt issuance amortization expense, and $1 million of other bank and investment-related fees. Interest expense for the third quarter of 2010 was $25 million, and was comprised of $19 million of interest expense, $3 million of non-cash expense associated with accretion of debt discounts, $2 million of non-cash debt issuance amortization expense, and $1 million of other bank and investment-related fees.

Interest expense for the first nine months of 2011 was $93 million, and was comprised of $73 million of interest expense, $12 million of non-cash expense associated with accretion of debt discounts, $6 million of non-cash debt issuance amortization expense, and $2 million of other bank and investment-related fees. Interest expense for the first nine months of 2010 was $76 million, and was comprised of $59 million of interest expense, $11 million of non-cash expense associated with accretion of debt discounts, $4 million of non-cash debt issuance amortization expense, and $2 million of other bank and investment-related fees.

Loss on Divestiture of Businesses

The loss on divestiture of businesses of $11 million in 2010 was due to our decision to close the businesses of both NEURO ($6 million) and Agora-X ($5 million) in the second quarter of 2010.

Income Taxes

NASDAQ OMX’s income tax provision was $61 million in the third quarter of 2011 and $151 million in the first nine months of 2011 compared with $43 million in the third quarter of 2010 and $124 million in the first nine months of 2010. The overall effective tax rate was 36% in the third quarter of 2011 and 30% in the third quarter of 2010. The overall effective tax rate was 33% in the first nine months of 2011 and 2010. The higher effective tax rate in the third quarter of 2011 when compared to the third quarter of 2010 was primarily due to a change in the geographic mix of earnings and losses, as well as the impact of changes in tax laws in certain jurisdictions where NASDAQ OMX operates. Furthermore, in the third quarter of 2011, we recorded significant adjustments due to provision to tax return adjustments related to our 2010 tax return liabilities and a corresponding effect on deferred tax liabilities.

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

NASDAQ OMX and its eligible subsidiaries file a consolidated U.S. federal income tax return and applicable state and local income tax returns and non-U.S. income tax returns. Federal income tax returns for the years 2008 and 2009 are currently under audit by the Internal Revenue Service. The review of federal income tax returns for the years 2007 and 2010 are expected to commence in 2011. Several state tax returns are currently under examination by the respective tax authorities for the years 2000 through 2008 and we are subject to examination for 2009 and 2010. Non-U.S. tax returns are subject to review by the respective tax authorities for the years 2003 through 2010. We anticipate that the amount of unrecognized tax benefits at September 30, 2011 will significantly decrease in the next twelve months as we expect to settle certain tax audits. The final outcome of such audits cannot yet be determined. We anticipate that such adjustments will not have a material impact on our condensed consolidated financial position or results of operations.

In the fourth quarter of 2010, we received an appeal from the Finnish Tax Authority in which such authority challenges certain interest expense deductions claimed by NASDAQ OMX in Finland for the year 2008. NASDAQ OMX’s tax return position with respect to this deduction was previously reviewed and approved by the Finnish Tax Authority. The appeal also demands certain penalties be paid with regard to the company’s tax return filing position. If the Finnish Tax Authority prevails in its challenge, additional tax and penalties for the years 2008-2010 would total approximately $18 million. We expect the Finnish Tax Authority to agree with our position once its review is completed and, as such, believe it is unlikely NASDAQ OMX will be assessed any additional tax and penalties. Through September 30, 2011, we have recorded the tax benefits associated with the filing position.

In June 2009, NASDAQ OMX filed an application for an advance tax ruling with the Swedish Tax Council for Advance Tax Rulings. The application was filed to confirm whether certain interest expense is deductible for Swedish tax purposes under legislation that became effective on January 1, 2009. In June 2010, we received a favorable response from the Swedish Tax Council for Advance Tax Rulings in which all members of the Council agreed that the interest expense is deductible for Swedish tax purposes. The Swedish Tax Agency has appealed the Council’s ruling to the Swedish Supreme Administrative Court. We expect the Swedish Supreme Administrative Court to agree with the ruling from the Swedish Tax Council for Advance Tax Rulings. In the third quarter of 2011, we recorded a tax benefit of $5 million, or $0.03 per diluted share, and in the third quarter of 2010, we recorded a tax benefit of $5 million, or $0.02 per diluted share, related to this matter. In the first nine months of 2011, we recorded a tax benefit of $15 million, or $0.08 per diluted share, and in the first nine months of 2010, we recorded a tax benefit of $13 million, or $0.06 per diluted share, related to this matter. Since January 1, 2009, we have recorded a tax benefit of $51 million, or $0.26 per diluted share, related to this matter.

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

Non-GAAP adjustments for the three months ended September 30, 2011 primarily related to the following:

(i) merger and strategic initiatives costs primarily related to recent acquisitions and other strategic initiatives, (ii) extinguishment of debt costs primarily due to the write-off of the remaining unamortized balance of debt issuance costs related to the $700 million senior unsecured term loan facility, (iii) adjustment to the income tax provision to reflect these non-GAAP adjustments, and (iv) significant tax adjustments, net due to provision to tax return adjustments related to our 2010 tax return liabilities and a corresponding effect on deferred tax liabilities which resulted in an increase to the tax provision.

Non-GAAP adjustments for the three months ended September 30, 2010 primarily related to the following:

(i) merger and strategic initiatives costs, primarily legal and consulting, related to our acquisition of SMARTS, (ii) asset retirement charges primarily related to obsolete technology associated with recent acquisitions, (iii) workforce reduction costs related to recent acquisitions, (iv) adjustment to the income tax provision to reflect these non-GAAP adjustments, and (v) significant tax adjustments, net due to provision to tax return adjustments related to our 2009 tax return liabilities.

Non-GAAP adjustments for the nine months ended September 30, 2011 primarily related to the following:

(i) merger and strategic initiatives costs, primarily costs for advisors, legal, bank commitment fees and other professional services, related to our joint proposal to acquire NYSE Euronext, as well as costs related to recent acquisitions and other strategic initiatives, (ii) extinguishment of debt costs primarily due to the write-off of the remaining unamortized balance of debt issuance costs related to our $700 million senior unsecured term loan facility, (iii) sublease loss reserve charge recorded on space we occupy in Woborn, Massachusetts, (iv) asset retirement charges primarily related to obsolete technology, (v) adjustment to the income tax provision to reflect these non-GAAP adjustments and (vi) significant tax adjustments, net due to provision to tax return adjustments related to our 2010 tax return liabilities and a corresponding effect on deferred tax liabilities which resulted in an increase to the tax provision.

Non-GAAP adjustments for the nine months ended September 30, 2010 primarily related to the following:

(i) merger and strategic initiatives costs, primarily legal and consulting, related to our acquisition of SMARTS, (ii) debt related charges associated with the repayment of our senior secured credit facilities in place as of December 31, 2009, (iii) asset retirement charges primarily related to obsolete technology associated with recent acquisitions, (iv) loss on divestiture of businesses primarily related to our decision to close the businesses of both NEURO ($6 million) and Agora-X ($5 million), (v) workforce reduction costs related to recent acquisitions, (vi) adjustment to the income tax provision to reflect these non-GAAP adjustments, and (vii) significant tax adjustments, net due to provision to tax return adjustments related to our 2009 tax return liabilities.

The following table reconciles GAAP net income attributable to NASDAQ OMX and diluted earnings per share to non-GAAP net income attributable to NASDAQ OMX and diluted earnings per share for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30, 2011		Three Months Ended September 30, 2010
	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
	(in millions, except per share amounts)
GAAP net income attributable to NASDAQ OMX and diluted earnings per share	$110	$0.61	$101	$0.50

Non-GAAP adjustments:
Merger and strategic initiatives	3	0.02	1	0.01
Extinguishment of debt	6	0.03	—	—
Asset retirements	—	—	2	0.01
Workforce reductions	—	—	2	0.01
Other	—	—	(1)	(0.01)
Adjustment to the income tax provision to reflect non-GAAP adjustments(1)	(3)	(0.02)	(2)	(0.01)
Significant tax adjustments, net	5	0.03	(2)	(0.01)

Total non-GAAP adjustments, net of tax	11	0.06	—	—

Non-GAAP net income attributable to NASDAQ OMX and diluted earnings per share	$121	$0.67	$101	$0.50

Weighted-average common shares outstanding for diluted earnings per share		180,924,442		204,072,891

(1)	We determine the tax effect of each item based on the tax rules in the respective jurisdiction where the transaction occurred.

The following table reconciles GAAP net income attributable to NASDAQ OMX and diluted earnings per share to non-GAAP net income attributable to NASDAQ OMX and diluted earnings per share for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2010
	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
	(in millions, except per share amounts)
GAAP net income attributable to NASDAQ OMX and diluted earnings per share	$306	$1.70	$258	$1.23

Non-GAAP adjustments:
Merger and strategic initiatives	37	0.20	2	0.01
Extinguishment of debt	6	0.03	40	0.20
Sublease reserves	2	0.01	—	—
Asset retirements	1	0.01	5	0.02
Loss on divestiture of businesses	—	—	11	0.05
Workforce reductions	—	—	7	0.03
Other	1	—	2	0.01
Adjustment to the income tax provision to reflect non-GAAP adjustments(1)	(15)	(0.08)	(25)	(0.12)
Significant tax adjustments, net	5	0.03	1	0.01

Total non-GAAP adjustments, net of tax	37	0.20	43	0.21

Non-GAAP net income attributable to NASDAQ OMX and diluted earnings per share	$343	$1.90	$301	$1.44

Weighted-average common shares outstanding for diluted earnings per share		180,317,010		209,204,611

(1)	We determine the tax effect of each item based on the tax rules in the respective jurisdiction where the transaction occurred.

Liquidity and Capital Resources

While global markets and economic conditions continue to improve from adverse levels experienced during the past several years, investors and lenders remain cautious about the pace of the global economic recovery. This lack of confidence in the prospects for growth could result in sporadic increases in market volatility and lackluster trading volumes, which could in turn affect our ability to obtain additional funding from lenders. Currently, our cost and availability of funding remain healthy as evidenced by our ability to refinance our credit facilities and we expect to be positively impacted by continued improvements in the credit markets.

Historically, we have funded our operating activities and met our commitments through cash generated by operations, augmented by the periodic issuance of our common stock in the capital markets and by issuing debt obligations. In addition to these cash sources, as of September 30, 2011 we had a $750 million revolving credit commitment (including a swingline facility and letter of credit facility) under our 2011 Credit Facility to borrow funds. We borrowed $250 million under this commitment on October 19, 2011 in connection with the settlement of the Offer for our 2013 Convertible Notes, as discussed below. See “2011 Credit Facility,” of Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion.

In the near term, we expect that our operations will provide sufficient cash to fund our operating expenses, capital expenditures, interest payments on our debt obligations, and our share repurchase program. Working capital (calculated as current assets less current liabilities) was $697 million at September 30, 2011, compared with $279 million at December 31, 2010, an increase of $418 million.

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

The following sections discuss the effects of changes in our financial assets, debt obligations, derivative clearing and broker-dealer net capital requirements, and cash flows on our liquidity and capital resources.

Financial Assets

Financial assets consist of cash and cash equivalents, restricted cash, non-current restricted cash, and financial investments, at fair value. The following table summarizes our net financial assets:

	September 30, 2011	December 31, 2010
	(in millions)

Cash and cash equivalents	$543	$315
Restricted cash	51	60
Non-current restricted cash	105	105
Financial investments, at fair value	294	253

Total financial assets	$993	$733

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash in banks and all non-restricted highly liquid investments with original maturities of three months or less at the time of purchase. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy, and alternative investment choices. As of September 30, 2011, our cash and cash equivalents of $543 million were primarily invested in money market funds. In the long-term, we may use both internally generated funds and external sources to satisfy our debt obligations and other long-term liabilities. Cash and cash equivalents as of September 30, 2011 increased $228 million from December 31, 2010 primarily due to net cash provided by operating activities, partially offset by net cash used in financing activities and investing activities. See “Cash Flow Analysis” below for further discussion.

Current restricted cash, which was $51 million as of September 30, 2011 and $60 million as of December 31, 2010, is not available for general use by us due to regulatory and other requirements and is classified as restricted cash in the Condensed Consolidated Balance Sheets. As of September 30, 2011 and December 31, 2010, current restricted cash primarily includes cash held for regulatory purposes at NASDAQ OMX Nordic and cash held in customer margin accounts at IDCG and NOCC. Non-current restricted cash was $105 million at September 30, 2011 and December 31, 2010 and includes a deposit in the guaranty fund of IDCG of $80 million, as well as $25 million segregated for NOCC to improve its liquidity position, which are not available for general use.

Repatriation of Cash

Our cash and cash equivalents held outside of the U.S. in various foreign subsidiaries totaled $159 million as of September 30, 2011 and $61 million as of December 31, 2010. The remaining balance held in the U.S. totaled $384 million as of September 30, 2011 and $254 million of December 31, 2010.

Unremitted earnings of subsidiaries outside of the U.S. are used to finance our international operations and are generally considered to be indefinitely reinvested. It is not our current intent to change this position. However, the majority of cash held outside the U.S. is available for repatriation, but under current law, could subject us to additional U.S. income taxes, less applicable foreign tax credits.

Share Repurchase Program

On October 12, 2011, we announced that our board of directors had approved a share repurchase program authorizing NASDAQ OMX to repurchase in the aggregate up to $300 million of our outstanding common stock. These purchases may be made from time to time at prevailing market prices in open market purchases, privately-negotiated transactions, block purchase techniques or otherwise, as determined by our management. The purchases will be funded from existing cash balances. The share repurchase program may be suspended, modified or discontinued at any time.

Financial Investments, at Fair Value

Our financial investments, at fair value totaled $270 million as of September 30, 2011 and $220 million as of December 31, 2010 and are primarily comprised of trading securities, mainly Swedish government debt securities. Of these securities, $212 million as of September 30, 2011 and $190 million as of December 31, 2010 are restricted assets to meet regulatory capital requirements primarily for NASDAQ OMX Stockholm’s clearing operations. This balance also includes our 1% available-for-sale investment security in DFM of $24 million as of September 30, 2011 and $33 million as of December 31, 2010. See Note 6, “Investments,” to the condensed consolidated financial statements for further discussion of our trading securities and available-for-sale investment security.

Debt Obligations

The following table summarizes our debt obligations by contractual maturity:

	Maturity Date	September 30, 2011	December 31, 2010
		(in millions)
3.75% convertible notes (net of discount)(1)	October 2012	$—	$—
2.50% convertible senior notes	August 2013	399	388
4.00% senior unsecured notes (net of discount)	January 2015	399	398
$450 million senior unsecured term loan facility	September 2016	450	—
5.25% senior unsecured notes (net of discount)	January 2018	367	367
5.55% senior unsecured notes (net of discount)	January 2020	598	598
$700 million senior unsecured term loan facility	Repaid September 2011	—	570

Total debt obligations		2,213	2,321
Less current portion		(45)	(140)

Total long-term debt obligations		$2,168	$2,181

(1)	As of September 30, 2011 and December 31, 2010, approximately $0.5 million aggregate principal amount of the 3.75% convertible notes remained outstanding.

In September 2011, NASDAQ OMX entered into a $1.2 billion senior unsecured five-year credit facility. The credit facility provides for a $450 million funded term loan and an unfunded $750 million revolving credit commitment (including a swingline facility and letter of credit facility). None of the revolving credit commitment was utilized at September 30, 2011. We borrowed $250 million under the revolving credit commitment on October 19, 2011 in connection with the settlement of the Offer for our 2013 Convertible Notes, as discussed below. See “2011 Credit Facility,” of Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion.

In addition to the revolving credit commitment, we also have other credit facilities related to our clearinghouses in order to meet liquidity and regulatory requirements. These credit facilities, which are available in multiple currencies, primarily Swedish Krona and U.S. dollar, totaled $433 million ($192 million in available liquidity and $241 million to satisfy regulatory requirements), none of which was utilized at September 30, 2011. At December 31, 2010, these credit facilities totaled $440 million ($196 million in available liquidity and $244 million to satisfy regulatory requirements), none of which was utilized.

At September 30, 2011, we were in compliance with the covenants of all of our debt obligations.

On October 12, 2011, we announced our intention to make a $109 million incremental debt prepayment in the fourth quarter of 2011 in addition to our $11 million required quarterly principal payment. Debt payments are expected to total $120 million in the fourth quarter of 2011 and will also be funded from existing cash balances.

See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion of our debt obligations.

Tender Offer for the 2013 Convertible Notes

On September 20, 2011, we announced that we had commenced an Offer for any and all of the $428 million aggregate principal amount outstanding of the 2013 Convertible Notes. We offered to purchase the 2013 Convertible Notes at a price of $1,025 for each $1,000 of principal amount tendered, plus accrued and unpaid interest up to, but not including, October 19, 2011, the date the 2013 Convertible Notes were purchased pursuant to the Offer. Upon closing of the Offer on October 19, 2011, $335 million of the aggregate outstanding principal amount of the 2013 Convertible Notes were tendered for $346 million, which included the premium discussed above, accrued interest, and other costs. The 2013 Convertible Notes purchased pursuant to the Offer were cancelled and are no longer outstanding.

We funded purchases of the 2013 Convertible Notes tendered in the Offer with cash on hand and availability under the revolver in the 2011 Credit Facility. See “Tender Offer for the 2013 Convertible Notes,” and “2011 Credit Facility,” of Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion of the Offer and the 2011 Credit Facility.

Derivative Clearing and Broker-Dealer Net Capital Requirements

Derivative Clearing Operations Regulatory Capital Requirements

We are required to maintain minimum levels of regulatory capital primarily for our clearing operations for NASDAQ OMX Stockholm, NASDAQ OMX Commodities and IDCG. The level of regulatory capital required to be maintained is dependent upon many factors, including market conditions and creditworthiness of the counterparty. At September 30, 2011, we were required to maintain regulatory capital of $295 million which is comprised of:

•	$3 million of restricted cash;

•	$80 million of non-current restricted cash; and

•

$212 million primarily in Swedish government debt securities. These securities are included in financial investments, at fair value in the Condensed Consolidated Balance Sheets as of September 30, 2011.

In addition, we have available credit facilities of $241 million which can be utilized to satisfy our regulatory capital requirements.

Broker-Dealer Net Capital Requirements

Our broker-dealer subsidiaries, Nasdaq Execution Services and NASDAQ Options Services, are subject to regulatory requirements intended to ensure their general financial soundness and liquidity. These requirements obligate these subsidiaries to comply with minimum net capital requirements. At September 30, 2011, Nasdaq Execution Services was required to maintain minimum net capital of $0.3 million and had total net capital of approximately $8.3 million, or $8.0 million in excess of the minimum amount required. At September 30, 2011, NASDAQ Options Services also was required to maintain minimum net capital of $0.3 million and had total net capital of approximately $3.7 million, or $3.4 million in excess of the minimum amount required.

Other Capital Requirements

NASDAQ Options Services also is required to maintain a $2 million minimum level of net capital under our clearing arrangement with The Options Clearing Corporation, or OCC.

Cash Flow Analysis

The following tables summarize the changes in cash flows:

	Nine Months Ended September 30,		Percentage Change
	2011	2010
	(in millions)
Net cash provided by (used in):
Operating activities	$436	$257	69.6%
Investing activities	(96)	(79)	21.5%
Financing activities	(105)	(430)	(75.6)%
Effect of exchange rate changes on cash and cash equivalents	(7)	(6)	16.7%

Net increase (decrease) in cash and cash equivalents	228	(258)	#
Cash and cash equivalents at the beginning of period	315	594	(47.0)%

Cash and cash equivalents at the end of period	$543	$336	61.6%

#	Denotes a variance equal to or greater than 100.0%.

Net Cash Provided by Operating Activities

The following items impacted our net cash provided by operating activities for the nine months ended September 30, 2011:

•	Net income of $302 million, plus:

•

Non-cash items of $111 million comprised primarily of $81 million of depreciation and amortization expense, $26 million of share-based compensation expense, $12 million related to accretion of debt discounts, and $7 million related to loss on asset retirements, partially offset by deferred income taxes of $18 million.

•	Decrease in other assets of $60 million primarily due to a decrease in non-current deferred tax assets related to the utilization of a capital-loss carry-back.

•

Increase in accounts payable and accrued expenses of $41 million primarily due to the timing of payments and an increase in rebates payable within U.S. transaction services, partially offset by a decrease in accrued interest payable.

•	Increase in deferred revenue of $20 million mainly due to Global Listing Services’ annual billings.

•	Increase in other liabilities of $15 million primarily reflecting an increase in accrued taxes payable and increases related to customer cash margin accounts held at IDCG and NOCC.

Partially offset by a:

•	Decrease in Section 31 fees payable to SEC of $52 million primarily due to the timing of payments which are made twice a year in September and March, partially offset by higher fee rates in 2011.

•

Increase in receivables, net of $44 million primarily due to an increase in income tax receivables related to estimated taxes paid in excess of current tax liabilities, an increase in Transaction Services’ receivables primarily related to increased Section 31 fee rates and other increases associated with our U.S. cash equity business.

•	Decrease in accrued personnel costs of $17 million primarily due to the payment of our 2010 incentive compensation in the first quarter of 2011, partially offset by the 2011 accrual.

The following items impacted our net cash provided by operating activities for the nine months ended September 30, 2010:

•	Net income of $254 million, plus:

•

Non-cash items of $159 million comprised primarily of $75 million of depreciation and amortization expense, $37 million for the refinancing of debt obligations (which includes $28 million for the write-off of the remaining unamortized balance of debt issuance costs incurred in conjunction with our senior secured credit facilities in place as of December 31, 2009 and $9 million in costs to terminate our float-to-fixed interest rate swaps previously designated as a cash flow hedge), $25 million of share-based compensation, $11 million related to accretion of our 2.50% convertible senior notes, and $11 million for loss on divestiture of businesses.

•

Increase in other liabilities of $39 million primarily reflecting an increase of $34 million in accrued taxes payable, an increase of $14 million in payables related to our NASDAQ OMX Commodities U.K. power business representing unsettled trades and an increase of $8 million related to liabilities associated with customer cash margin accounts held at IDCG, partially offset by a decrease of $16 million primarily due to the settlement of our fixed-to-float interest rate swap previously designated as a cash flow hedge and decreases in our sub-lease reserves due to utilization for rent payments.

•	Increase in deferred revenue of $49 million mainly due to Global Listing Services’ annual billings.

Partially offset by a:

•	Decrease in Section 31 fees payable to SEC of $118 million primarily due to the timing of payments, which are made twice a year in September and March, as well as lower fee rates.

•

Increase in other assets of $102 million primarily related to a prepaid expense for a data center lease of $34 million, an increase in non-current restricted cash related to cash provided to NOCC of $25 million to improve its liquidity position, an increase of $23 million in current restricted cash which relates to cash held on customer margin accounts at IDCG as well as increases related to regulatory requirements applicable to NASDAQ OMX Nordic, and an increase of $14 million related to receivables for unsettled trades within NASDAQ OMX Commodities related to our U.K. power business.

•	Decrease in accrued personnel costs of $21 million primarily due to the payment of our 2009 incentive compensation in the first quarter of 2010, partially offset by the 2010 accrual.

We expect that net cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, accounts receivable collections, share-based compensation and the timing and amount of other payments that we make.

Net Cash Used in Investing Activities

Net cash used in investing activities in the first nine months of 2011 and 2010 primarily consisted of purchases of trading securities and purchases of property and equipment, partially offset by proceeds from sales and redemptions of trading securities. Net cash used in investing activities in the first nine months of 2010 also consisted of cash used for acquisitions.

Net Cash Used in Financing Activities

Net cash used in financing activities in the first nine months of 2011 primarily consisted of the repayment of $570 million on our Term Loans, partially offset by $450 million in proceeds received from the issuance of the 2016 Term Loan. In the first half of 2011, we made required quarterly principal payments totaling $70 million, as well as an optional principal payment of $50 million, on our Term Loans. In September 2011, we applied the proceeds received of $450 million from the 2016 Term Loan to repay the remaining $450 million principal amount outstanding on our Term Loans. For further discussion of the 2016 Term Loan as well as the repayment of our Term Loans, see “Credit Facilities,” of Note 8, “Debt Obligations,” to the condensed consolidated financial statements.

Net cash used in financing activities in the first nine months of 2010 primarily consisted of the repayment of our senior secured credit facilities in place as of December 31, 2009 of $1.7 billion, repayment of $95 million on our Term Loans including optional payments of $60 million, and a $16 million payment related to the payoff of our subordinated debt obligation assumed in the acquisition of Nord Pool’s derivatives, clearing and consulting subsidiaries. We also utilized $300 million of cash in connection with our share repurchase program. These decreases were partially offset by the net proceeds from the issuance of $1 billion of Notes and funding of $700 million in Term Loans in January 2010. For further discussion of our debt obligations, see Note 8, “Debt Obligations,” to the condensed consolidated financial statements. For further discussion of our share repurchase program, see “Share Repurchase Programs and Share Repurchase from Borse Dubai,” of Note 12, “NASDAQ OMX Stockholders’ Equity,” to the condensed consolidated financial statements.

Contractual Obligations and Contingent Commitments

NASDAQ OMX has contractual obligations to make future payments under debt obligations by contract maturity, minimum rental commitments under non-cancelable operating leases, net and other obligations. The following table shows these contractual obligations as of September 30, 2011:

	Payments Due by Period
Contractual Obligations	Total	Remainder of 2011	2012- 2013	2014- 2015	2016- Thereafter
	(in millions)
Debt obligations by contract maturity(1)	$2,763	$13	$689	$630	$1,431
Minimum rental commitments under non-cancelable operating leases, net(2)	460	18	137	107	198
Other obligations(3)	22	—	22	—	—

Total	$3,245	$31	$848	$737	$1,629

(1)

Our debt obligations include both principal and interest obligations. A weighted-average interest rate of 1.60% at September 30, 2011 was used to compute the amount of the contractual obligations for interest on our 2016 Term Loan. All other debt obligations were calculated on a 360-day basis at the contractual fixed rate multiplied by the aggregate principal amount at September 30, 2011. See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion.

(2)

We lease some of our office space and equipment under non-cancelable operating leases with third parties and sublease office space to third parties. Some of our leases contain renewal options and escalation clauses based on increases in property taxes and building operating costs.

(3)

In connection with our acquisitions of FTEN and SMARTS, we entered into escrow agreements to secure the payment of post-closing adjustments and other closing conditions. At September 30, 2011, these agreements provide for future payments of $22 million and are included in other current liabilities in the Condensed Consolidated Balance Sheets.

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

We require our customers and clearing members to pledge collateral and meet certain minimum financial standards to mitigate the risk if they become unable to satisfy their obligations. Total customer pledged collateral with NASDAQ OMX Commodities and NASDAQ OMX Stockholm was $5.8 billion at September 30, 2011 and $8.7 billion at December 31, 2010. This pledged collateral is held by a third-party custodian bank for the benefit of the clearing members and is accessible by NASDAQ OMX in the event of default. Since these funds are not held by NASDAQ OMX Commodities or NASDAQ OMX Stockholm and they are not available for our use, we do not receive any interest income on these funds.

We also require market participants at IDCG and NOCC to meet certain minimum financial standards to mitigate the risk if they become unable to satisfy their obligations and to provide collateral to cover the daily margin call. Customer pledged cash collateral held by IDCG and NOCC, which was $18 million at September 30, 2011 and $15 million at December 31, 2010, is included in restricted cash with an offsetting liability included in other current liabilities in the Condensed Consolidated Balance Sheets, as the risks and rewards of collateral ownership, including interest income, belong to IDCG and NOCC. Clearing member pledged cash collateral, included in IDCG’s guaranty fund, was $8 million at both September 30, 2011 and December 31, 2010. This cash is included in non-current restricted cash with an offsetting liability included in other non-current liabilities in the Condensed Consolidated Balance Sheets, as the risks and rewards of collateral ownership, including interest income, belong to IDCG.

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

Guarantees Issued and Credit Facilities Available

In addition to the collateral pledged by market participants discussed above, we have obtained financial guarantees and credit facilities which are guaranteed by us through counter indemnities, to provide further liquidity and default protection. At September 30, 2011, financial guarantees issued to us totaled $5 million. Credit facilities, which are available in multiple currencies, primarily Swedish Krona and U.S. dollar, totaled $433 million ($192 million in available liquidity and $241 million to satisfy regulatory requirements), none of which was utilized at September 30, 2011. At December 31, 2010, these facilities totaled $440 million ($196 million in available liquidity and $244 million to satisfy regulatory requirements), none of which was utilized.

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

Other Guarantees

We have provided other guarantees as of September 30, 2011 of $18 million, primarily related to obligations for our rental and leasing contracts. In addition, for certain Market Technology contracts, we have provided performance guarantees of $6 million related to the delivery of software technology and support services. We have received financial guarantees from various financial institutions to support these guarantees. These guarantees totaled $24 million at December 31, 2010.

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

Review for Potential Goodwill Impairment

Goodwill represents the excess of the purchase price over the value assigned to the net tangible and identifiable intangible assets of a business acquired. Goodwill is allocated to the reporting units based on the assignment of the fair values of each reporting unit of the acquired company. We are required to test goodwill for impairment at the reporting unit level annually, or in interim periods if certain events occur indicating that the carrying value may be impaired. We test for impairment during the fourth quarter of our fiscal year using carrying values as of October 1. We considered the need to update our most recent annual goodwill impairment test as of September 30, 2011 and did not identify any impairment indicators that triggered a revised impairment analysis. As such, we concluded the assumptions used during the most recent annual assessment remained appropriate. There was no impairment of goodwill for the three and nine months ended September 30, 2011 and 2010, however, events such as economic weakness and unexpected significant declines in operating results of reporting units could result in goodwill impairment charges in the future.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the potential for losses that may result from changes in the market value of a financial instrument due to changes in market conditions. As a result of our operating, investing and financing activities, we are exposed to market risks such as interest rate risk and foreign currency exchange rate risk. We are also exposed to credit risk as a result of our normal business activities.

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

Interest Rate Risk

The following table summarizes our financial assets and liabilities that are subject to interest rate risk as of September 30, 2011:

	Financial Assets	Financial Liabilities(1)	Negative impact of a 100 bp adverse shift in interest rate(2)
	(in millions)
Floating rate positions(3)	$701	$450	$3
Fixed rate positions(4)	269	1,798	1

Total	$970	$2,248	$4

(1)	Represents total contractual debt obligations.
(2)	Annualized impact of a 100 basis point parallel adverse shift in the yield curve.
(3)	Includes floating rate and fixed interest rates with a maturity or reset date due within 12 months.
(4)	Financial assets primarily consist of Swedish government debt securities, which are classified as trading investment securities, with an average duration of 0.7 years.

We are exposed to cash flow risk on floating rate financial assets and financial liabilities at September 30, 2011. When interest rates on financial assets of floating rate positions decrease, net interest income decreases. When interest rates on financial liabilities of floating rate positions increase, net interest expense increases. Based on September 30, 2011 positions, each 1.0% change in interest rate on our net floating rate positions would impact annual pre-tax income negatively by $3 million in total as reflected in the table above.

We are exposed to price risk on our fixed rate financial assets, which totaled $269 million at September 30, 2011. At September 30, 2011, these fixed rate positions have an average outstanding maturity or reset date falling in less than one year. The net effect of a parallel shift on 1.0% of the interest rate curve, taking into account the change in fair value and the increase in interest income, would impact annual pre-tax income negatively by $1 million.

Foreign Currency Exchange Rate Risk

As a leading global exchange group, we are subject to foreign currency translation risk. For the three months ended September 30, 2011, approximately 34.7% of our revenues less transaction rebates, brokerage, clearance and exchange fees and 26.8% of our operating income were derived from currencies other than the U.S. dollar, primarily the Swedish Krona, Euro, Norwegian Krone and Danish Krone. For the nine months ended September 30, 2011, approximately 35.5% of our revenues less transaction rebates, brokerage, clearance and exchange fees and 28.5% of our operating income were derived from currencies other than the U.S. dollar, primarily the Swedish Krona, Euro, Norwegian Krone and Danish Krone.

Our primary exposure to foreign currency denominated revenues less transaction rebates, brokerage, clearance and exchange fees and operating income for the three months ended September 30, 2011 is presented in the following table:

	Swedish Krona	Euro	Norwegian Krone	Danish Krone	Other Foreign Currencies
	(in millions, except currency rate)
Average foreign currency rate to the U.S. dollar in the third quarter of 2011	0.1544	1.4129	0.1817	0.1896	#
Percentage of revenues less transaction rebates, brokerage, clearance and exchange fees	23.0%	3.4%	2.5%	2.7%	3.1%
Percentage of operating income	18.9%	4.8%	1.8%	3.4%	(2.1)%
Impact of a 10% adverse currency fluctuation on revenues less transaction rebates, brokerage, clearance and exchange fees	$(10)	$(2)	$(1)	$(1)	$(1)
Impact of a 10% adverse currency fluctuation on operating income	$(4)	$(1)	$—	$(1)	$—

#	Represents multiple foreign currency rates.

Our primary exposure to foreign currency denominated revenues less transaction rebates, brokerage, clearance and exchange fees and operating income for the nine months ended September 30, 2011 is presented in the following table:

	Swedish Krona	Euro	Norwegian Krone	Danish Krone	Other Foreign Currencies
	(in millions, except currency rate)
Average foreign currency rate to the U.S. dollar in the first nine months of 2011	0.1561	1.4071	0.1801	0.1887	#
Percentage of revenues less transaction rebates, brokerage, clearance and exchange fees	23.3%	3.6%	2.7%	2.8%	3.1%
Percentage of operating income	19.3%	5.6%	2.6%	3.8%	(2.8)%
Impact of a 10% adverse currency fluctuation on revenues less transaction rebates, brokerage, clearance and exchange fees	$(30)	$(5)	$(3)	$(4)	$(4)
Impact of a 10% adverse currency fluctuation on operating income	$(10)	$(3)	$(1)	$(2)	$(1)

#	Represents multiple foreign currency rates.

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

Our primary exposure to net assets in foreign currencies as of September 30, 2011 is presented in the following table:

	Net Assets	Impact of a 10% Adverse Currency Fluctuation
	(millions of dollars)
Swedish Krona (1)	$4,229	$(423)
Norwegian Krone	266	(27)
Euro	85	(9)
Australian Dollar	92	(9)

(1)	Includes goodwill of $3,179 million and intangible assets, net of $1,004 million.

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

(b). Internal controls over financial reporting. There have been no changes in NASDAQ OMX’s internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, NASDAQ OMX’s internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not currently a party to any litigation that we believe could have a material adverse effect on our business, condensed consolidated financial condition, or operating results. However, from time to time, we have been threatened with, or named as a defendant in, lawsuits or involved in regulatory proceedings.

Item 1A.	Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as filed with the SEC on February 24, 2011, in our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011 as filed with the SEC on August 4, 2011 and in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011 as filed with the SEC on May 5, 2011. These risks could materially and adversely affect our business, financial condition and results of operations. The risks and uncertainties in our Form 10-K and Form 10-Q are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Share Repurchase Program

On October 12, 2011, we announced that our board of directors had approved a share repurchase program authorizing NASDAQ OMX to repurchase in the aggregate up to $300 million of our outstanding common stock. These purchases may be made from time to time at prevailing market prices in open market purchases, privately-negotiated transactions, block purchase techniques or otherwise, as determined by our management. The purchases will be funded from existing cash balances. The share repurchase program may be suspended, modified or discontinued at any time.

Employee Transactions

During the third quarter of 2011, we purchased shares from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants.

The table below represents repurchases made by or on behalf of us or any “affiliated purchaser” of our common stock during the fiscal quarter ended September 30, 2011:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 2011	4,042	$24.68	N/A	N/A
August 2011	3,023	$22.47	N/A	N/A
September 2011	933	$23.11	N/A	N/A

Total Third Quarter 2011	7,998	$23.66	N/A	N/A

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The exhibits required by this item are listed on the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The NASDAQ OMX Group, Inc.
(Registrant)

Date: November 4, 2011	By:	/s/ Robert Greifeld
	Name:	Robert Greifeld
	Title:	Chief Executive Officer and President

Date: November 4, 2011	By:	/s/ Lee Shavel
	Name:	Lee Shavel
	Title:	Chief Financial Officer and Executive Vice President, Corporate Strategy

Exhibit Index

Exhibit Number

10.1	2011 Performance Share Unit Agreement, dated as of October 31, 2011, between NASDAQ OMX and Robert Greifeld.*

10.2

Credit Agreement, dated as of September 19, 2011, among NASDAQ OMX, Bank of America, N.A., Merrill Lynch,

Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities, Inc., Nordea Bank AB (publ.), Merchant Banking,

Skandinaviska Enskilda Banken AB (publ.) UBS Securities LLC and Wells Fargo Securities, LLC (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on September 22, 2011).

11	Statement regarding computation of per share earnings (incorporated herein by reference from Note 11 to the condensed consolidated financial statements under Part I, Item 1 of this Form 10-Q).

31.1	Certification of Chief Executive Officer and President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).

31.2	Certification of Chief Financial Officer and Executive Vice President, Corporate Strategy pursuant to Section 302 of Sarbanes-Oxley.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Management contract or compensatory plan or arrangement.
**	The following materials from The NASDAQ OMX Group, Inc. Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2011 and 2010, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010; (ii) Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2011 and 2010; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010; and (v) notes to condensed consolidated financial statements. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.