Form 10-K
period 2011-12-31
NASDAQ OMX GROUP, INC.
filed 2012-02-24
CIK 1120193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $3.2 billion (this amount represents approximately 128.1 million shares of The NASDAQ OMX Group, Inc.’s common stock based on the last reported sales price of $25.30 of the common stock on The NASDAQ Stock Market on such date).

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 10, 2012
Common Stock, $.01 par value per share	173,386,138 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Certain portions of the Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders	Part III

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

* * * * * *

BX Venture Market®, Directors Desk®, Dream It Do It.®, Globe NewsWire®, INET®, ITCH®, Market Intelligence Desk®, MarketSite®, NASDAQ®, NASDAQ Capital Market®, NASDAQ Composite Index®, NASDAQ Global Market®, NASDAQ Global Select Market®, NASDAQ Market Center®, NASDAQ Market Forces®, NASDAQ Market Velocity®, NASDAQ MarketSite®, NASDAQ OMX®, NASDAQ OMX Advantage®, NASDAQ OMX Alpha Indexes®, NASDAQ OMX BX®, NASDAQ OMX Futures Exchange®, NASDAQ OMX Green Economy Index®, NASDAQ OMX Group®, NASDAQ OMX Nordic®, NASDAQ SocialStream®, NASDAQ TotalView®, NASDAQ US ALL Market®, NASDAQ Volatility Guard®, NASDAQ-100 Index®, NASDAQ-100 Index Tracking Stock®, NDX®, NFX World Currency®, NFX XL®, PHLX®, Portal Alliance®, QQQ®, QView®, Shareholder.com®, and The NASDAQ Stock Market® are registered trademarks of The NASDAQ OMX Group, Inc.

“FINRA®” and “Trade Reporting Facility®” are registered trademarks of the Financial Industry Regulatory Authority, or FINRA.

All other trademarks and servicemarks used herein are the property of their respective owners.

* * * * * *

This Form 10-K includes market share and industry data that we obtained from industry publications and surveys, reports of governmental agencies and internal company surveys. Industry publications and surveys generally state that the information they contain has been obtained from sources believed to be reliable, but we

ii

cannot assure you that this information is accurate or complete. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Statements as to our market position are based on the most currently available market data. For market comparison purposes, The NASDAQ Stock Market data in this Form 10-K for initial public offerings, or IPOs, is based on data generated internally by us, which includes best efforts underwritings and closed-end funds; therefore, the data may not be comparable to other publicly-available IPO data. Data in this Form 10-K for new listings of equity securities on The NASDAQ Stock Market is based on data generated internally by us, which includes best efforts underwritings, issuers that switched from other listing venues, closed-end funds and exchange traded funds, or ETFs. Data in this Form 10-K for IPOs and new listings of equities securities on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic also is based on data generated internally by us. IPOs and new listings data is presented as of period end. While we are not aware of any misstatements regarding industry data presented herein, our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed in “Item 1A. Risk Factors” in this Form 10-K.

iii

Forward-Looking Statements

The U.S. Securities and Exchange Commission, or SEC, encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Annual Report on Form 10-K contains these types of statements. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words or terms of similar substance used in connection with any discussion of future expectations as to industry and regulatory developments or business initiatives and strategies, future operating results or financial performance identify forward-looking statements. These include, among others, statements relating to:

•	our 2012 outlook;

•	the scope, nature or impact of acquisitions, dispositions, investments or other transactional activities;

•	the integration of acquired businesses, including accounting decisions relating thereto;

•	the effective dates for, and expected benefits of, ongoing initiatives;

•	the impact of pricing changes;

•	tax matters;

•	the cost and availability of liquidity; and

•	the outcome of any litigation and/or government investigation to which we are a party and other contingencies.

Forward-looking statements involve risks and uncertainties. Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements include, among others, the following:

•	our operating results may be lower than expected;

•	loss of significant trading and clearing volume, market share or listed companies;

•	economic, political and market conditions and fluctuations, including interest rate and foreign currency risk, inherent in U.S. and international operations;

•	government and industry regulation;

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

Part I

Item 1. Business

Overview

We are a leading global exchange group that delivers trading, clearing, exchange technology, regulatory, securities listing, and public company services across six continents. Our global offerings are diverse and include trading and clearing across multiple asset classes, market data products, financial indexes, capital formation solutions, financial services and market technology products and services. Our technology powers markets across the globe, supporting cash equity trading, derivatives trading, clearing and settlement, and many other functions.

In the U.S., we operate The NASDAQ Stock Market, a registered national securities exchange. The NASDAQ Stock Market is the largest single cash equities securities market in the U.S. in terms of listed companies and in the world in terms of share value traded. As of December 31, 2011, The NASDAQ Stock Market was home to 2,680 listed companies with a combined market capitalization of approximately $4.4 trillion. In addition, in the U.S. we operate two additional cash equities trading markets, two options markets, a futures market and a derivatives clearinghouse. We also engage in riskless principal trading of over-the-counter, or OTC, power and gas contracts.

In Europe, we operate exchanges in Stockholm (Sweden), Copenhagen (Denmark), Helsinki (Finland), and Iceland as NASDAQ OMX Nordic, and exchanges in Tallinn (Estonia), Riga (Latvia) and Vilnius (Lithuania) as NASDAQ OMX Baltic. Collectively, the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic offer trading in cash equities, bonds, structured products and ETFs, as well as trading and clearing of derivatives and clearing of resale and repurchase agreements. Through NASDAQ OMX First North, our Nordic and Baltic operations also offer alternative marketplaces for smaller companies. As of December 31, 2011, the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic, together with NASDAQ OMX First North, were home to 776 listed companies with a combined market capitalization of approximately $0.9 trillion. We also operate NASDAQ OMX Armenia.

In addition, NASDAQ OMX Commodities operates the world’s largest power derivatives exchange, one of Europe’s largest carbon exchanges and together with Nord Pool Spot, N2EX, a marketplace for physical U.K. power contracts.

In some of the countries where we operate exchanges, we also provide clearing, settlement and depository services.

History and Structure

Nasdaq was founded in 1971 as a wholly-owned subsidiary of FINRA (then known as the National Association of Securities Dealers, Inc.). Beginning in 2000, FINRA restructured and broadened ownership in Nasdaq by selling shares to FINRA members, investment companies and issuers listed on The NASDAQ Stock Market.

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

On February 27, 2008, Nasdaq and OMX AB combined their businesses pursuant to an agreement with Borse Dubai Limited, a Dubai company, or Borse Dubai, and Nasdaq was renamed The NASDAQ OMX Group, Inc. This transformational combination resulted in the expansion of our business from a U.S.-based exchange operator to a global exchange company offering technology that powers more than 70 exchanges, clearing organizations and central securities depositories in more than 50 countries. Our Genium INET technology platforms, based on proven INET technology that we originally acquired in the acquisition of INET ECN in 2005, provides technology to customers with the speed, scale and reliability required to meet the specific needs of their markets.

Also in 2008, we expanded our U.S. Market Services business through the acquisitions of the Philadelphia Stock Exchange, Inc., or PHLX, and the Boston Stock Exchange, Incorporated, or BSX. The acquisition of PHLX, renamed NASDAQ OMX PHLX LLC, expanded our presence in the derivatives markets, and we currently operate two separate options markets, NASDAQ OMX PHLX and The NASDAQ Options Market. We used the BSX license to create a second U.S. cash equities market, called NASDAQ OMX BX, which was launched in January 2009 and in 2010, we launched a third U.S. cash equities market utilizing the PHLX license called NASDAQ OMX PSX. Most recently, we expanded our Market Services offerings with the acquisition in 2010 of FTEN, Inc., or FTEN, a leading provider of Real-Time Risk Management, or RTRM, solutions for the financial securities market.

We also have expanded into the business of trading and clearing commodities products in recent years. In 2008, we acquired the clearing, international derivatives and consulting subsidiaries of Nord Pool ASA, or Nord Pool. As a result of this acquisition, we launched NASDAQ OMX Commodities, which offers energy and carbon derivatives products. In 2010, we acquired a derivatives trading market through the purchase of the remaining businesses of Nord Pool. Also in 2010, through our subsidiary NASDAQ OMX Commodities Clearing Company, or NOCC, we purchased the assets of North American Energy Credit and Clearing Corp., expanding our presence in the OTC energy commodity markets. Together with Nord Pool Spot, NASDAQ OMX Commodities also launched N2EX, a marketplace for physical U.K. power contracts, in 2010.

In August 2010, we acquired SMARTS Group Holdings Pty Ltd, or SMARTS, a leading technology provider of surveillance solutions to exchanges, regulators and brokers. This acquisition allowed our Market Technology business to enter the surveillance and compliance market.

In recent years, we have expanded our Corporate Solutions business within our Issuer Services segment, which provides customer support services, products and programs to companies, including companies listed on our exchanges. Most recently, in December 2010, we acquired Zoomvision Mamato, or ZVM, a company that provides live webcasting services primarily for investor relations professionals and, in October 2011, we acquired Glide Technologies Limited, or Glide Technologies, a London-based service provider specializing in corporate communications and reputation management solutions.

Competitive Strengths

Premier global exchange company. We are a premier global exchange company that operates the largest cash equities market in terms of share value traded in the world. For the year ended December 31, 2011, our exchanges had an average daily trading volume of 8.4 million trades in cash equities, representing a value of approximately $15.4 trillion. In addition, across our markets, we had 3,456 listings representing over 40 countries as of December 31, 2011, including many of the world’s largest companies. Our wholly-owned subsidiary The NASDAQ Stock Market continues to be the single largest liquidity pool for trading cash equities in the U.S.

Leader in global exchange technology. We believe we are the leader in global exchange technology. As the world’s first electronic stock market, we pioneered electronic trading and have continued to innovate over the last 40 years. Our INET platform processes trades at sub-millisecond transaction speeds with close to 100% system reliability. In addition, our platforms are highly scalable with current capacity at ten times the average daily volume allowing significantly higher transaction volume to be handled at low incremental cost. Furthermore, we were the first exchange to offer electronic trading and integrated derivatives trading and clearing to other exchanges and today have a global technology customer base of more than 70 marketplaces in over 50 countries worldwide, including China (Hong Kong), Japan, Singapore, Australia and the U.S. Our Genium INET offering, based on proven INET technology, provides technology customers with the speed, scale and reliability required to meet the specific needs of their markets. We believe that we will continue to provide leading technology for the world’s competitive and demanding capital markets, which increasingly require that exchanges be able to constantly secure the best price for investors and issuers, a natural strength of our technology and electronic trading platforms.

Diversified operations and products. We have a diversified business, both in terms of geography and product offerings. In addition, our recent acquisitions, investments and strategic initiatives have significantly diversified our product offerings, particularly in the derivatives trading and clearing, commodities, corporate solutions and surveillance technology businesses.

Proven and disciplined management team. We have a proven and disciplined management team led by Robert Greifeld, our Chief Executive Officer and President, that has substantial financial services industry experience and expertise in making and integrating strategic acquisitions. We believe the NASDAQ OMX management team has demonstrated an ability to innovate and respond effectively to market opportunities.

Commitment to regulatory integrity. As a global exchange company, we are subject to regulation in many jurisdictions worldwide. NASDAQ OMX is always committed to working with regulators, exchanges and market participants to ensure transparent trading and a fair and orderly market for the benefit of investors. In some instances, NASDAQ OMX has entered into agreements with independent third parties to provide regulatory oversight that is separate from our markets. In addition to operating real-time market surveillance programs relating to trading and compliance-monitoring, NASDAQ also maintains enforcement programs with respect to listings on our markets. We are committed to strong and effective regulation and believe that regulatory integrity benefits investors, strengthens the NASDAQ OMX brand and attracts companies seeking to do business with us or to list securities on our markets.

Products and Services

We operate in three segments: Market Services, Issuer Services and Market Technology. Of our 2011 revenues less transaction rebates, brokerage, clearance and exchange fees of $1,690 million, 67.4% was from our Market Services segment, 21.8% was from our Issuer Services segment and 10.8% was from our Market Technology segment. Of our 2010 revenues less transaction rebates, brokerage, clearance and exchange fees of $1,522 million, 67.3% was from our Market Services segment, 22.6% was from our Issuer Services segment, 10.0% was from our Market Technology segment and 0.1% related to other revenues. Of our 2009 revenues less transaction rebates, brokerage, clearance and exchange fees of $1,453 million, 67.2% was from our Market Services segment, 22.7% was from our Issuer Services segment, 10.0% was from our Market Technology segment and 0.1% related to other revenues.

See Note 18, “Business Segments,” to the consolidated financial statements for additional financial information about our segments and geographic data.

Market Services

Our Market Services segment includes our U.S. and European Transaction Services businesses, which include Access Services, as well as our Market Data and Broker Services businesses. We offer trading on multiple exchanges and facilities across several asset classes, including cash equities, derivatives, debt, commodities, structured products and ETFs. In addition, in some of the countries where we operate exchanges, we also provide clearing, settlement and depository services.

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

Cash Equities Trading. The NASDAQ Stock Market is the largest single pool of liquidity for trading U.S.-listed cash equities, matching an average of approximately 18.1% of all U.S. cash equities volume for 2011.

We also operate two additional U.S. cash equities markets, called NASDAQ OMX BX and NASDAQ OMX PSX. With these markets, we offer a second and third quote within the U.S. cash equities marketplace, providing our customers enhanced trading choices and price flexibility. As with The NASDAQ Stock Market, NASDAQ OMX BX and NASDAQ OMX PSX are run on our INET trading system, providing customers additional fast and efficient cash equity securities markets using familiar technology. In accessing these markets, our customers can leverage existing infrastructure, reducing incremental costs when connecting. NASDAQ OMX PSX is the first and only cash equities exchange that operates a pro rata price/size priority model, in contrast to a price/time priority model. In other words, members can get to the front of the queue by virtue of their relative size in the NASDAQ OMX PSX market as opposed to being the fastest to the market. In doing so, NASDAQ OMX PSX emphasizes size over speed, providing additional flexibility to our customers in choosing the best model for their orders. In 2011, NASDAQ OMX BX matched an average of approximately 2.1% and NASDAQ OMX PSX matched an average of approximately 1.0% of all U.S. cash equities volume.

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

•

provide subscribers quotes, orders and total anonymous interest at every price level for exchange-listed securities and critical data for the Opening Cross, Closing Cross, Halt Cross and IPO Cross; and

•

provide anonymity to market participants (i.e., participants do not know the identity of the firm displaying the order unless that firm chooses to reveal its identity), which can contribute to improved pricing for securities by reducing the potential market impact that transactions by investors whose trading activity, if known, may influence others.

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

Through The FINRA/NASDAQ Trade Reporting Facility, or FINRA/NASDAQ TRF, we collect reports of trades executed by broker-dealers outside of our exchanges. The FINRA/NASDAQ TRF collects trade reports as a facility of FINRA. A large percentage of these trades results from orders that broker-dealers have matched internally and is submitted to the FINRA/NASDAQ TRF for reporting purposes only. The FINRA/NASDAQ TRF charges market participants for locked-in reporting of most trades, but it shares back most revenues earned from shared market information with respect to the trades. The FINRA/NASDAQ TRF also generates revenues by providing trade comparison to broker dealers by matching and locking-in the two parties to a trade that they have submitted to the FINRA/NASDAQ TRF for reporting and clearing.

In addition to trade reporting and trade comparison services, we provide clearing firms with risk management services to assist them in monitoring their exposure to their correspondent brokers.

U.S. Derivative Trading and Clearing. In the U.S., we operate The NASDAQ Options Market and NASDAQ OMX PHLX for the trading of equity options, ETF options, index options and foreign currency options. As of December 31, 2011, NASDAQ OMX PHLX, which operates a hybrid electronic and floor-based market, was the largest options market in the U.S. During the year ended December 31, 2011, NASDAQ OMX PHLX and The NASDAQ Options Market had an average combined market share of approximately 27.7% in the U.S. equity options market, consisting of approximately 23.1% at NASDAQ OMX PHLX and approximately 4.6% at The NASDAQ Options Market. Together, the combined market share of 27.7% represented the largest share of the U.S. equity options market and ETF options market. Our options trading platforms provide trading opportunities to both retail investors and algorithmic (high-frequency) trading firms, who tend to prefer electronic trading, and institutional investors, who typically pursue more complex trading strategies and often prefer to trade on the floor.

In the U.S., we also operate NFX, a designated contract market regulated by the U.S. Commodity Futures Trading Commission, or CFTC. NFX offers trading of futures contracts on foreign currencies and gold, which clear at The Options Clearing Corporation, or OCC.

Through International Derivatives Clearinghouse, or IDCH, a division of our majority-owned subsidiary International Derivatives Clearing Group, or IDCG, we bring a centrally-cleared solution to the largest segment of the OTC derivatives marketplace, specifically interest rate derivatives. IDCH acts as the central counterparty, or CCP, for clearing interest rate swap products, which are also regulated by the CFTC. IDCH utilizes NASDAQ OMX matching, risk, and clearing technology to clear and settle interest rate derivative products.

NASDAQ OMX also engages in riskless principal trading of OTC power and gas contracts through our subsidiary NOCC.

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

NASDAQ OMX’s trading offering also includes cash equities listed in Norway and Norwegian derivatives products. The offering is designed to provide lower trading costs and other benefits for customers seeking to trade all Nordic cash equity products on one platform. NASDAQ OMX has been the second largest market for trading in Norwegian stocks since 2009.

Most of our cash equity trades on the exchanges that comprise NASDAQ OMX Nordic are centrally cleared by the European Multilateral Clearing Facility N.V., or EMCF, a leading European clearinghouse in which we own a 22% equity stake.

In September 2010, NASDAQ OMX launched a clearing service for the resale and repurchase agreement market. As a result of an agreement between the Swedish Money Market Council and NASDAQ OMX, a large portion of the Swedish Interbank resale and repurchase agreement market is cleared through NASDAQ OMX Stockholm.

Baltics. NASDAQ OMX Baltic operations comprise the exchanges in Tallinn (Estonia), Riga (Latvia) and Vilnius (Lithuania). As of December 31, 2011, NASDAQ OMX owns NASDAQ OMX Tallinn and has a majority ownership in NASDAQ OMX Vilnius and NASDAQ OMX Riga. In addition, NASDAQ OMX Tallinn owns the central securities depository in Estonia, NASDAQ OMX Riga owns the central securities depository in Latvia, and NASDAQ OMX Helsinki and NASDAQ OMX Vilnius jointly own the central securities depository in Lithuania.

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

Commodities Trading and Clearing. NASDAQ OMX Commodities offers trading and clearing of international power derivatives and carbon products. NASDAQ OMX Commodities’ offering includes the world’s largest power derivatives exchange and one of Europe’s largest carbon exchanges.

NASDAQ OMX Commodities has 390 members across a wide range of energy producers and consumers, as well as financial institutions. NASDAQ OMX Commodities’ offering is designed for banks, brokers, hedge funds and other financial institutions, as well as power utilities, industrial, manufacturing and oil companies. NASDAQ OMX Commodities offers clearing services for energy derivative and carbon product contracts by serving as the CCP.

In addition, NASDAQ OMX Commodities, together with Nord Pool Spot, operates N2EX, a marketplace for physical U.K. power contracts.

Access Services

We provide market participants with several alternatives for accessing our markets for a fee. Shifting connectivity from proprietary networks to third-party networks has significantly reduced technology and network costs and increased our systems’ scalability without affecting performance or reliability.

Our U.S. marketplaces may be accessed via a number of different protocols. The Financial Information Exchange product that uses the FIX protocol, a standard method of financial communication between trading firms and vendors, enables firms to leverage their existing FIX technology with cost-effective connections to our markets. Market participants may also access our systems using QIX, a proprietary programming interface that provides a more streamlined and efficient protocol for our users with expanded functionality, including quotation updates, and computer-to-computer interface, or CTCI, a protocol that allows market participants to enter transactions directly from their computer systems to our computer systems. Firms also may use former INET protocols, such as OUCH and RASH, to access our single trading platform. We also earn revenues from connectivity to various market data feeds. As an alternative to a firm-developed trading front-end, our system offers the NASDAQ Workstation, an internet-browser based interface that allows market participants to view market data and enter orders, quotes and trade reports. Finally, we offer a variety of add-on compliance tools to help firms comply with regulatory requirements.

We provide co-location services to market participants whereby firms may lease space for equipment within our data center. These participants are charged monthly fees for cabinet space, connectivity and support. We also earn revenues from annual and monthly exchange membership and registration fees.

Access Services revenues also include revenues from FTEN, which we acquired in December 2010. FTEN is a leading provider of RTRM solutions for the financial securities market. As a market leader in RTRM, FTEN provides broker-dealers and their clients the ability to manage risk more effectively in real-time, which leads to better utilization of capital as well as improved regulatory compliance.

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

U.S. Market Data Products. Our market data products enhance transparency and provide critical information to professional and non-professional investors. We collect, process and create information and earn revenues as a distributor of our own, as well as select, third-party content. We provide varying levels of quote and trade information to market participants and to data distributors, who in turn provide subscriptions for this information. Our systems enable distributors to gain direct access to our market depth, index values, mutual fund valuation, order imbalances, market sentiment and other analytical data. We earn revenues primarily based on the number of data subscribers and distributors of our data.

We distribute this proprietary market information to both market participants and non-participants through a number of proprietary products. We use our broad distribution network of more than 2,000 market data distributors to deliver data regarding our market depth, index values, mutual fund valuation, order imbalances, market sentiment and other analytical data.

We offer a range of proprietary data products, including NASDAQ TotalView, our flagship market depth quote product. TotalView shows subscribers quotes, orders and total anonymous interest at every price level in The NASDAQ Stock Market for NASDAQ-listed securities and critical data for the Opening, Closing, Halt and IPO Crosses. We also offer TotalView products for our NASDAQ OMX BX and NASDAQ OMX PSX markets. TotalView is offered through distributors to professional subscribers for a monthly fee per terminal and to non-professional subscribers for a lower monthly fee per terminal. We also offer TotalView enterprise licenses to facilitate broad based distribution of this data. In addition, we charge the distributor a monthly distributor fee.

We operate several other proprietary services and data products to provide market information, which include:

•	NASDAQ Basic, which offers a flexible and affordable way to provide customers with essential trading data of best bid and offer and last sale information;

•	NASDAQ Last Sale, which provides broad based and universal access to real-time last sale information via Internet portals;

•	NASDAQ Market Replay, a powerful replay and analysis tool that allows users to view order book and trade data for NASDAQ, NYSE- and NYSE Amex-listed securities at any point in time;

•	NASDAQ OMX DataStore, which is designed to transform the market data industry through use of plug-and-play technology to deliver new proprietary information content;

•

Mutual Fund Quotation Service, a service for over 26,000 mutual funds, money market funds and unit investment trusts that supports fund data, including net asset values, and capital gains and dividend income distribution and provides print and electronic media exposure for the funds. In 2011, this service was completely revamped with a new front-end website;

•

Mutual Fund Dissemination Service, which is a service that facilitates the real-time and end-of-day recap dissemination of all mutual fund pricing information and is used by data vendors and media to receive complete net asset value data on funds;

•	Global Index Dissemination Service, which is a real-time data feed that carries the values for a number of broad-based and sector indexes and ETFs;

•	RussellTick, which is a data feed that consolidates the distribution of the Russell family of indexes;

•	Top Of PHLX Options, which is a top-price-level data feed directly from the NASDAQ OMX PHLX options market;

•	MatchView, a direct data feed that provides a view of the prevailing best bid offer of other exchanges;

•	Global Index Watch, which provides index weights and components, including advanced notification of corporate actions, as well as real-time, daily and historical index values for NASDAQ OMX indexes;

•	NASDAQ Data-On-Demand, a service that gives customers instant access to historical Level 1 information; and

•	Global Access, a service that uses NASDAQ OMX expertise to perform services for clients, such as client on-site reviews.

In December 2011, we acquired the business of RapiData LLC, or RapiData, a leading provider of machine-readable economic news to trading firms and financial institutions. With this acquisition, we will deliver U.S. government and other economic news directly from the source to customers interested in receiving information in an electronic feed.

European Market Data Products. The exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic, as well as NASDAQ OMX Commodities, offer European market data products and services. These data products and services provide critical market transparency to professional and non-professional investors who participate in European marketplaces and, at the same time, give investors greater insight into these markets.

European market data products and services are based on the trading information from the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic, as well as NASDAQ OMX Commodities, for four classes of assets: cash equities, bonds, derivatives and commodities. We provide varying levels of quote and trade information to market participants and to data distributors, who in turn provide subscriptions for this information. Revenues from European market data products are subscription-based and are generated primarily based on the number of data subscribers and distributors of our data.

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

•

Nordic Derivative Level 2, which provides listing details, trade information, derived information and order book information with the five best levels of bid and ask prices with the respective total quantity; and

•

Nordic Fixed Income Level 2, which provides listing details, order book information, bid and ask quotes for up to five levels, trade information, derived information, indicative bid and ask quotes, daily turnover statistics and company disclosures.

Broker Services

Our Broker Services operations offer technology and customized securities administration solutions to financial participants in the Nordic market. Broker Services provides services through a registered securities company that is regulated by the Swedish Financial Supervisory Authority, or SFSA. Services primarily consist of flexible back-office systems, which allow customers to entirely or partly outsource their company’s back-office functions.

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

Issuer Services

Our Issuer Services segment includes our Global Listing Services and Global Index Group businesses. We offer capital raising solutions to companies around the globe and have more worldwide listings than any other global exchange group—approximately 3,500 companies representing approximately $5.3 trillion in total market value as of December 31, 2011.

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

As of December 31, 2011, a total of 2,680 companies listed securities on The NASDAQ Stock Market, with 1,460 listings on The NASDAQ Global Select Market, 750 on The NASDAQ Global Market and 470 on The NASDAQ Capital Market.

We aggressively pursue new listings from companies, including those undergoing IPOs as well as companies seeking to switch from alternative exchanges. In 2011, The NASDAQ Stock Market attracted 151 new listings. Included in these listings were 78 IPOs, almost 51% of the total U.S. IPOs in 2011. The new listings were comprised of the following:

Total New Listings on The NASDAQ Stock Market	151
Switches from NYSE/NYSE Amex	11
IPOs	78
Upgrades from OTC	35
ETFs, Structured Products and Other Listings	27

In 2011, the following NYSE-listed companies switched to The NASDAQ Stock Market, representing approximately $41.6 billion in market capitalization: Fifth Street Finance Corp., Frontier Communications Corporation, Icahn Enterprises L.P., Magnetek, Inc., SLM Corporation, Viacom Inc. and The Wendy’s Company. In the fourth quarter of 2011, we also announced that Texas Instruments Incorporated, representing approximately $33 billion in market capitalization, would switch to The NASDAQ Stock Market on the first trading day in 2012. A total of three companies switched from NYSE Amex and one company switched from NYSE Arca to The NASDAQ Stock Market in 2011.

European Listings. We also offer listings on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic. For smaller companies and growth companies, we offer access to the financial markets through the NASDAQ OMX First North alternative marketplaces. As of December 31, 2011, a total of 776 companies listed securities on our Nordic and Baltic exchanges and NASDAQ OMX First North. Measured in terms of the market capitalization of listed companies, as of December 31, 2011, NASDAQ OMX Nordic was the third largest marketplace in Europe for IT companies, the largest marketplace in the world for the paper industry, the third largest marketplace in the world for apparel retail companies and third largest marketplace in the world for the industrial machinery industry.

Our European listing customers are organizations such as companies, funds or governments. Customers issue securities in the forms of cash equities, depository receipts, warrants, ETFs, convertibles, rights, options, bonds and fixed-income related products. In 2011, a total of 34 new companies were listed on our Nordic and Baltic exchanges and NASDAQ OMX First North.

Corporate Solutions. Our Corporate Solutions business provides customer support services, products and programs to customers, including companies listed on our exchanges. Through our Corporate Solutions offerings, companies gain access to innovative products and services that ease transparency, mitigate risk, maximize board efficiency and facilitate better corporate governance. We provide corporate solutions in the following key areas of focus:

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

•

Webcasting. We offer webcasting and investor relations communication services for companies in the Nordic region through our subsidiary ZVM, a leading provider of webcasting services in Northern Europe.

•

Corporate Communications and Reputation Management. Through our acquisition of Glide Technologies in October 2011, we offer corporate communications and reputation management solutions. This acquisition allows us to offer a fully-integrated workflow solution for investor relations and public relations professionals.

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

In total, the Global Index Group now offers over 2,600 diverse indexes, with more than 1,000 launched in 2011. At the end of 2011, NASDAQ OMX indexes were the basis for over 5,500 structured products in 24 countries. In 2011, product sponsors launched 11 ETFs based on NASDAQ OMX indexes. Our flagship index, the NASDAQ-100 Index, includes the top 100 non-financial securities listed on The NASDAQ Stock Market.

During 2011, we launched the NASDAQ US All Market Index family consisting of more than 900 market capitalization-weighted, float-adjusted indexes, including the flagship NASDAQ US All Market index, which covers more than 4,000 companies. This Index family is based on a transparent, rules-based methodology specifically developed for institutions to use as a benchmark for the performance of the U.S. equity market.

Market Technology

Powering more than 70 markets in over 50 countries, we are the world’s leading technology solutions provider and partner to exchanges, clearing organizations and central securities depositories. Our technology business is also the sales channel for our complete global offering to other marketplaces.

Technology Solutions. The systems solutions we offer support trading, clearing, settlement, surveillance and information dissemination for markets with wide-ranging requirements, from the leading markets in the U.S., Europe and Asia to smaller African markets. Furthermore, the solutions we offer can handle all classes of assets, including cash equities, currencies, various interest-bearing securities, commodities, energy products and derivatives.

NASDAQ OMX’s technology solutions are utilized by, among others, the Australian Securities Exchange, Bolsa de Valores de Colombia, Egypt Stock Exchange, Hong Kong Exchanges and Clearing, SIX Swiss Exchange, Singapore Exchanges, Tokyo Commodity Exchange, Osaka Securities Exchange and SBI Japannext.

Our trading and market data solutions are utilized by exchanges, alternative-trading venues, banks and securities brokers with marketplace offerings of their own. In the post-trade stage, we offer integrated systems solutions for clearing (risk management) and settlement (settlement and delivery) of both cash equities and derivatives to clearing organizations around the world.

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

Surveillance Solutions. Since our acquisition of SMARTS, a leading technology provider of surveillance solutions to exchanges, regulators and brokers, we have offered broker surveillance and compliance services to our customers.

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

We continuously improve our core technology with a focus on reducing latency and improving capacity and reliability. NASDAQ OMX’s next generation technology is capable of handling multi-million messages per second at an average speed of sub-100 microseconds, currently one of the fastest of any exchange or alternative trading system in the world.

The foundation for NASDAQ OMX’s core technology is INET. The INET technology is used across NASDAQ OMX’s U.S. and European markets. INET is also the main building block of our Market Technology offering, Genium INET. Genium INET combines innovative functionality with a modular approach to manage change and create new advantages for existing and new customers, as well as our own marketplaces.

Intellectual Property

We own or have licensed rights to trade names, trademarks, domain names and service marks that we use in conjunction with our operations and services. We have registered many of our most important trademarks in the United States and in foreign countries. For example, our primary “NASDAQ” mark is a registered trademark in the United States and in over 50 other countries worldwide and the OMX trademark also has been registered worldwide. We also have trademark registrations for the most important trade names of NASDAQ OMX Nordic and our operations in Europe. Many of these trademarks are registered in a number of countries. Examples of registered trademarks used in our European operations include: OMX, GENIUM, Genium INET, SECUR, CLICK XT and EXIGO.

To support our business objectives and benefit from our investments in research and development, we actively seek protection for our innovations by filing patent applications to protect inventions arising from investments in products, systems, software and services. We believe that our patents and patent applications are important for maintaining the competitive differentiation of our products, systems, software and services, enhancing our ability to access technology of third parties and maximizing our return on research and development investments.

Over time, we have accumulated a robust portfolio of issued patents in the U.S., Europe and in other parts of the world. We currently hold rights to patents relating to certain aspects of products, systems, software and services, but we primarily rely on the innovative skills, technical competence and marketing abilities of our personnel. Hence, no single patent is in itself essential to us as a whole or any of our principal business areas.

We also maintain copyright protection in our NASDAQ-branded materials.

Competition

Market Services. The cash equity securities markets are intensely competitive. We compete in the U.S. against NYSE Euronext, BATS Global Markets, Direct Edge, regional exchanges and ATSs. In Europe, our major competitors include NYSE Euronext, Deutsche Börse, the London Stock Exchange Group plc, or LSE, the Spanish Exchanges, SIX Swiss Exchange, and multilateral trading facilities, or MTFs, such as Chi-X and BATS Europe, which are similar to U.S. ATSs. Competition also comes from broker-dealers and from off-board, or OTC trading, in the U.S. and elsewhere.

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

Cash equity securities trading. The U.S. marketplace continues to evolve as the number of exchanges increases and less heavily regulated broker-owned trading systems and ATSs, known collectively as dark pools, expand in number and activity. While many of the new entrants may have limited liquidity, some may attract significant levels of cash equity order volume through aggressive pricing, through interconnections with other systems, and from volume originating with broker-dealer owners and investors. In 2011, broker-dealer owned systems continued the rapid growth that began in 2009. In addition, there remains interest in electronic trading systems specializing primarily in large block trades, such as LiquidNet and Investment Technology Group’s POSIT platform. During 2010, three new exchange competitors to NASDAQ OMX appeared. In July 2010, Direct Edge received SEC approval to operate its two markets, EDGA and EDGX, as exchanges and in October 2010, BATS launched a second exchange, BATS-Y. During 2010, NASDAQ OMX also launched its third cash equity exchange, NASDAQ OMX PSX, to provide a third alternative combination of pricing and features. No new U.S. exchanges were launched or received approval in 2011. However, NASDAQ OMX continues to face fierce competition from all trading venues for market share.

Regulatory events also could result in significant changes in the competitive landscape. In February 2011, the SEC implemented a new short sale restriction that triggers when a security declines 10% from its previous close. In August 2011, the SEC expanded its existing single stock trading pause to include all Regulation NMS securities. These regulations stem from the 2010 SEC concept release on market structure issues, as well as the events of the May 6, 2010 “flash crash.” Any potential rules concerning halting trading during volatile markets, market access, algorithmic (high-frequency) trading, alternative trading systems (such as dark pools), and other market structure issues could change the competitive landscape by helping or hurting NASDAQ OMX or its competitors’ business models.

The European landscape is continuing to adapt to the competitive forces released by MiFID in November 2007. Throughout Europe, new MTFs have been created with the most prominent MTFs (Chi-X, Turquoise, and BATS) based in the United Kingdom and attracting a significant share of electronically matched volume. MTFs continue to grow their business in shares listed on our Nordic exchanges. Trade reporting alternatives to incumbent exchanges, such as Markit BOAT, also continue to be active. Electronic trading systems interested in pursuing block business have long been active in Europe and are looking to grow their businesses. In the Nordics, the Burgundy MTF grew modestly in 2010 but contracted slightly in 2011. These entrants pursue many of the same strategies to attract order flow as do ATSs in the U.S., which include attractive pricing, participant investment, technological innovation and pursuit of exchange status. Because of the success of the new entrants, incumbent exchanges have lowered prices, adopted new technology, and prepared to compete aggressively for trading volumes and revenue. While the state of competition in Europe remains evolutionary, the level of competition faced by incumbent national exchanges will remain intense.

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

MiFID does not address competition between derivatives markets to the extent that it addresses cash equities trading and consequently has been slower to affect competition in trading derivative securities. Exchange based competition for trading in European derivatives continues to occur mainly where there is competition in trading for the underlying equities and our competition for options on European equities is primarily with

EUREX Group, or EUREX, NYSE Liffe, EDX London Limited, or EDX, and, to a limited extent, the U.S. options exchanges. Such competition is limited to options on a small number of equity securities although these securities tend to be among the most active. In addition to exchange based competition in derivatives, we continue to face competition from OTC derivative markets.

As trading in Europe evolves under the current review of the original MiFID legislation, competition for trading volumes in derivatives will likely increase. Both current and potential competition require us to constantly reassess our pricing and product offerings in order to remain competitive.

Clearing. In both the U.S. and Europe, cash equity clearing has been organized along national lines. Typically, a single clearinghouse would serve essentially all cash equity trading involving securities listed on exchanges within a nation’s borders. Some countries, such as Sweden, did not have a clearinghouse until 2009. In some countries, such as the U.S., the clearinghouse is part of the same organization as the central securities depository. In some, such as Germany, the clearinghouse and the stock exchange are part of the same corporate structure, and in others, such as the U.K., the clearinghouse, exchange, and central securities depository are separate. Furthermore, there is a much shorter history of using CCP services in European clearing than in the U.S.

At this time, competition in clearing in Europe remains limited with a few new non-national clearinghouses such as EMCF, X-Clear and EuroCCP serving non-national multilateral trading facilities or offering alternative clearing facilities for trades executed on incumbent exchanges. However, competition is altering the clearing business in Europe in response to the European Code of Conduct in Clearing and Settlement. Even as a 22% equity owner of EMCF, one of the largest cash equities clearinghouses in Europe, we support interoperability of cash equities clearinghouses, which will foster a healthy competition among cash equities clearinghouses in Europe.

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

Participants in the tape plans have used tape fee revenues to establish payment for order flow arrangements with their members and customers. In January 2004, we implemented a new tiered pricing structure and the Nasdaq General Revenue Sharing Program, which provided incentives for quoting market participants to send orders and report trades to The NASDAQ Stock Market. We continuously evaluate and refine both programs. To remain competitive, in July 2006 and in January 2008, we changed the terms of the program and established a new Nasdaq Data Revenue Sharing Program. In December 2010, we again changed the terms of the program which were effective January 2011. We may adjust either program in the future to respond to competitive pressures.

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

Listings. Our primary competitor for larger company listings in the U.S. is the NYSE. The NASDAQ Stock Market also competes with NYSE Amex for listing of smaller companies. In early 2012, BATS announced its first primary listings, and DirectEdge has announced its intention to compete for listings in the future. The NASDAQ Stock Market also competes with local and overseas markets for listings by companies that choose to list outside of their home country.

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

Market Technology. The traditional model, where each exchange or exchange-related business developed its own technology internally sometimes aided by consultants, is evolving as many operators recognize the enormous cost savings made possible by buying technology already developed. Two types of competitors are emerging: other exchanges providing solutions, including NYSE Euronext and LSE, and pure technology providers focused on the exchange industry. These organizations offer a range of off-the-shelf technology including trading, clearing, settlement, depository and information dissemination. They also offer customization and operation expertise. NASDAQ OMX provides technology to over 70 exchanges, clearing organizations and central securities depositories worldwide and provides compliance services through its subsidiary SMARTS.

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

NASDAQ OMX currently operates three cash equities and two options markets in the United States. We operate The NASDAQ Stock Market and The NASDAQ Options Market pursuant to The NASDAQ Stock Market’s SRO license; the NASDAQ OMX BX cash equities market pursuant to the NASDAQ OMX BX SRO license; and the NASDAQ OMX PSX cash equities market and the NASDAQ OMX PHLX options market pursuant to the NASDAQ OMX PHLX SRO license. In addition, NASDAQ OMX BX regulates the BOX Market, pursuant to a regulatory services agreement between a subsidiary of NASDAQ OMX BX and BOX. NASDAQ OMX does not have an ownership interest in BOX, and BOX compensates NASDAQ OMX BX based on the cost of the regulatory services provided to BOX. Under the terms of the regulatory services agreement, NASDAQ OMX BX’s services for the BOX Market will terminate for trades occurring after the earlier to occur of BOX’s registration as a national securities exchange, whereupon BOX will become its own SRO, or May 31, 2012. NASDAQ OMX BX will continue to provide regulatory services for trades occurring prior to the termination date until all regulatory matters related to these trades have been resolved.

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

Broker-dealer regulation. NASDAQ OMX’s broker-dealer subsidiaries are subject to regulation by the SEC, the SROs and the various state securities regulators. Nasdaq Execution Services, LLC currently operates as our routing broker for sending orders from The Nasdaq Stock Market, NASDAQ OMX BX and NASDAQ OMX PSX to other venues for execution. NASDAQ Options Services, LLC performs a comparable function with respect to routing of orders from The NASDAQ Options Market and NASDAQ OMX PHLX.

Nasdaq Execution Services is registered as a broker-dealer with the SEC and in all 50 states, the District of Columbia and Puerto Rico. It is also a member of The NASDAQ Stock Market, NASDAQ OMX BX, NASDAQ OMX PHLX, BATS-Y Exchange, BATS-Z Exchange, CBOE, Chicago Stock Exchange, EDGA Exchange, EDGX Exchange, FINRA, National Stock Exchange, NYSE, NYSE Amex and NYSE Arca.

NASDAQ Options Services is registered as a broker-dealer with the SEC and in all 50 states, the District of Columbia and Puerto Rico. It is also a member of The NASDAQ Stock Market, NASDAQ OMX PHLX, BATS-Z Exchange, BOX, CBOE, C2 Options Exchange, FINRA, ISE, NFA, NYSE Amex and NYSE Arca.

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

As of December 31, 2011, we were in compliance with all of such capital requirements.

Regulatory contractual relationships with FINRA. The NASDAQ Stock Market, NASDAQ OMX PHLX, NASDAQ OMX PSX and NASDAQ OMX BX have signed a series of regulatory service agreements covering the services FINRA provides to the respective SROs, including some of the regulatory services we perform for BOX. Under these agreements, FINRA personnel act as our agents in performing the regulatory functions outlined above, and FINRA bills us a fee for these services. These agreements have enabled us to reduce our headcount while ensuring that the markets for which we are responsible are properly regulated. However, our SROs retain ultimate regulatory responsibility for all regulatory activities performed under these agreements by FINRA. In addition, our options markets have entered into a joint agreement with the other options exchanges for conducting insider trading surveillance. Our SROs continue to monitor the activities conducted under the agreement and continue to have regulatory responsibility in this area.

Exchange Act Rule 17d-2 permits SROs to enter into agreements, commonly called Rule 17d-2 agreements, approved by the SEC with respect to enforcement of common rules relating to common members. Our SROs have entered into several such agreements under which we are relieved of regulatory responsibility:

•	agreements with FINRA covering the enforcement of common rules, the majority of which relate to the regulation of The NASDAQ Stock Market, NASDAQ OMX BX and the members of these exchanges;

•	joint industry agreements with FINRA covering responsibility for enforcement of insider trading rules;

•	joint industry agreement with FINRA covering enforcement of rules related to cash equity sales practices and certain other non-market related rules; and

•	joint industry agreement covering enforcement of rules related to options sales practices.

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

CFTC Regulation. With the acquisition of PHLX, we also acquired its subsidiary, NFX (formerly the Philadelphia Board of Trade), a designated contract market under the Commodity Exchange Act. As a designated contract market, NFX is subject to regulatory oversight by the CFTC, an independent agency with the mandate to regulate commodity futures and option markets in the U.S. NFX currently lists futures contracts on foreign currencies and gold. The National Futures Association, or NFA, provides certain regulatory services to NFX pursuant to a Regulatory Services Agreement. The CFTC also regulates IDCH, a derivatives clearing organization under the Commodity Exchange Act that is wholly owned by IDCG. IDCH clears interest rate swap contracts that are traded in the OTC market or will be traded on swap execution facilities. NFA also provides regulatory services to IDCH.

Energy Commodity Regulation. Our subsidiary NOCC is regulated as a power marketer by the Federal Energy Regulatory Commission (for transactions in every state but Texas) and the Public Utility Commission of Texas (for transactions in Texas).

European Regulation

Regulation of our markets in the European Union focuses on issues relating to financial services, listing and trading of securities and market abuse. Currently, there are new regulatory proposals relating to CCP services and OTC derivatives transactions. As the regulatory environment continues to change and related opportunities arise, we intend to use our position in the industry to continue product development, and ensure that the exchanges and clearinghouses that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic maintain favorable liquidity and offer efficient trading.

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

The entities that operate trading venues in the Nordic and Baltic countries are each subject to local regulation. In Sweden, general supervision of the exchange market operated by NASDAQ OMX Stockholm is carried out by the SFSA, while NASDAQ OMX Stockholm’s role as CCP in the clearing of derivatives is overseen by the SFSA and the Swedish central bank, Riksbanken. Additionally, as a function of the Swedish two-tier supervisory model, certain surveillance in relation to the exchange market is carried out by us, acting through our surveillance division.

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

Employees

As of December 31, 2011, NASDAQ OMX had 2,433 employees, including staff employed at consolidated entities where we have a controlling financial interest. Of the total employees, 1,132 were based in the U.S. and 1,301 were based outside of the U.S. None of our U.S. employees is subject to collective bargaining agreements or is represented by a union. Approximately 103 employees based in Denmark and Finland are covered by local union agreements.

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

We also compete globally with other regulated exchanges and markets, ATSs, MTFs and other traditional and non-traditional execution venues. Some of these competitors also are our customers. Our exchange competitors include NYSE Euronext, the London Stock Exchange, Deutsche Börse, the Tokyo Stock Exchange, and a number of other exchanges in the U.S. and around the world. These exchanges offer a range of services comparable to those offered by our exchanges and generally compete with us in providing trade executions, trade reporting, market data, listings, regulation, index, and technology services. Public ATSs in the U.S. and MTFs in Europe are broker-dealer operated systems that offer trade execution services, typically at very low cost. Our competitors include Burgundy MTF in the Nordics. In London, two MTFs operated by BATS (Chi-X and BATS) and the Turquoise MTF operated by the LSE offer pan-European execution services in competition with our Nordic exchanges. Other competing execution venues include broker-dealer owned systems such as dark-pools and internalization engines which may or may not be registered as ATSs or MTFs. Like ATSs and MTFs, these venues also compete with us by offering low cost executions and differ from public ATSs and MTFs in the degree of transparency they offer and in restrictions on who may access these systems.

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

Our business performance is impacted by a number of factors including general economic conditions in both the U.S. and Europe, market volatility, and other factors that are generally beyond our control. Although access to credit markets has improved recently in the U.S., a long-term continuation of challenging economic conditions, or a worsening situation in Europe, is likely to negatively impact our business. Adverse market conditions could reduce customer demand for our services and the ability of our customers, lenders and other counterparties to meet their obligations to us. Poor economic conditions may result in a decline in trading volume, deterioration of the economic welfare of our listed companies and a reduction in the demand for our products, including our market data, indexes and market technology. Market volatility such as that seen with the “flash crash” on May 6, 2010 or during the macroeconomic uncertainty of August 2011 could drive investors away from cash equity markets. Trading volume is driven primarily by general market conditions and declines in trading volume may affect our market share and impact our pricing.

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

A decline in trading and clearing volume will decrease our trading and clearing revenues.

Trading and clearing volumes are directly affected by economic, political and market conditions, broad trends in business and finance, unforeseen market closures or other disruptions in trading, the level and volatility of interest rates, inflation, changes in price levels of securities and the overall level of investor confidence. In recent years, trading and clearing volumes across our markets have fluctuated significantly depending on market conditions and other factors beyond our control. Current initiatives being considered by regulators and governments, such as restrictions on algorithmic (high-frequency) trading, could have a material adverse effect on overall trading and clearing volumes. Because a significant percentage of our revenues is tied directly to the volume of securities traded and cleared on our markets, it is likely that a general decline in trading and clearing volumes would lower revenues and may adversely affect our operating results if we are unable to offset falling volumes through our pricing. Declines in trading and clearing volumes may also impact our market share or pricing structures and adversely affect our business and financial condition.

Our market share of trading has declined and may continue to decline.

Our matched market share in NASDAQ-listed securities executed on NASDAQ declined from 46.1% in 2007 to 27.7% in 2011 and our combined matched market share in all U.S.-listed securities executed on all of our platforms declined from 29.1% in 2007 to 21.2% in 2011. In addition, as a result of the adoption of MiFID, a number of MTFs have launched, thereby significantly increasing competition in Europe. As a result, our matched market share in securities listed on our exchanges comprising NASDAQ OMX Nordic and NASDAQ OMX Baltic has declined from 100% in 2007 to 71.9% in 2011.

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

Since some of our exchanges offer clearing services in addition to trading services, a decline in market share of trading could lead to a decline in clearing revenues. Declines in market share also could result in issuers viewing the value of a listing on our exchanges as less attractive, thereby adversely affecting our listing business. Finally, declines in market share of NASDAQ-listed securities could lower NASDAQ’s share of tape pool revenues under the consolidated data plans, thereby reducing the revenues of our market data business.

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

Our role in the global marketplace may place us at greater risk for a cyber attack or other security incidents.

Our systems and operations are vulnerable to damage or interruption from security breaches, hacking, data theft, denial of service attacks, human error, natural disasters, power loss, fire, sabotage, terrorism, computer viruses, intentional acts of vandalism and similar events. Given our position in the global securities industry, we may be more likely than other companies to be a direct target, or an indirect casualty, of such events. In February 2011, we announced that, through our normal security monitoring systems, we detected suspicious files on our U.S. servers. The files were immediately removed and at this point there is no evidence that any customer information was accessed or acquired by third parties.

While we continue to employ resources to monitor our systems and protect our infrastructure, these measures may prove insufficient depending upon the attack or threat posed. Any system issue, whether as a result of an intentional breach or a natural disaster, could damage our reputation and cause us to lose customers, experience lower trading volume, incur significant liabilities or otherwise have a negative impact on our business, financial condition and operating results. We also could incur significant expense in addressing any of these problems and in addressing related data security and privacy concerns.

System limitations or failures could harm our business.

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

While we have programs in place to identify and minimize our exposure to vulnerabilities and work in collaboration with the technology industry to share corrective measures with our business partners, we cannot guarantee that such events will not occur in the future. Any system issue that causes an interruption in services, decreases the responsiveness of our services or otherwise affects our services could impair our reputation, damage our brand name and negatively impact our business, financial condition and operating results.

Regulatory changes and changes in market structure, especially in response to adverse financial conditions, could have a material adverse effect on our business.

In recent years, the securities trading industry and, in particular, the securities markets have been subject to significant regulatory changes. Moreover, the securities markets have been the subject of increasing governmental and public scrutiny in response to the global economic crisis and market volatility.

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act, a comprehensive banking and financial services reform package. Full implementation of this law will require extensive rulemaking by the SEC, the CFTC, SROs and other regulators. In light of the uncertainty of the final implementation of this law, there is a risk that the final regulations could include provisions that could impact our business. In addition, market participants may change their behavior in response to this law and the expected regulations.

In February 2011, the SEC implemented a new short sale restriction that triggers when a security declines 10% from its previous close. In August 2011, the SEC expanded its existing single stock trading pause to include all Regulation NMS securities. These regulations stem from the 2010 SEC concept release on market structure issues, as well as the events of the May 6, 2010 “flash crash.” Any potential rules concerning trading halts during volatile markets, market access, algorithmic (high-frequency) trading, alternative trading systems (such as dark pools), and other market structure issues could change the competitive landscape and have a material impact on our business.

During the coming year, it is likely that there will be additional changes in the regulatory environment in which we operate our businesses, although we cannot predict the nature of these changes or their impact on our business at this time. The European Parliament has begun a review of MiFID that could affect our operations in Europe. In addition, actions on any of the specific regulatory issues currently under review in the U.S. and Europe such as short selling, co-location, algorithmic (high-frequency) trading, market halts, the market data business, derivatives clearing, market transparency, taxes on stock transactions, restrictions on proprietary trading by certain of our customers and other related proposals could have a material impact on our business.

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

Our long-term debt is currently rated investment grade by two of the major rating agencies. These rating agencies regularly evaluate us and their ratings of our long-term debt are based on a number of factors, including our financial strength as well as factors not entirely within our control, including conditions affecting the financial services industry generally. There can be no assurance that we will maintain our current ratings. Our failure to maintain those ratings could adversely affect the cost and other terms upon which we are able to obtain funding and increase our cost of capital. A reduction in credit ratings would also result in increases in the cost of our outstanding debt as the interest rate on the outstanding amounts under our credit facilities and our 5.25% senior notes due 2018 fluctuates based on our credit ratings.

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

One of our competitive strengths is our strong reputation and brand name. Various issues may give rise to reputational risk, including issues relating to:

•	our ability to maintain the security of our data and systems;

•	the ability to execute our business plan, key initiatives or new business ventures and the ability to keep up with changing customer demand;

•	the representation of our business in the media;

•	the accuracy of our financial statements and other financial and statistical information;

•	the accuracy of our financial guidance or other information provided to our investors;

•	the quality of our corporate governance structure;

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

In connection with recent acquisitions and share repurchases in 2010, we incurred a significant amount of indebtedness. Our indebtedness as of December 31, 2011 was approximately $2.1 billion. We also may borrow up to an additional $524 million under a revolver that is part of our credit facilities.

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

Our business acquisitions typically result in the recording of goodwill and intangible assets, and the recorded values of those assets may become impaired in the future. As of December 31, 2011, goodwill totaled approximately $5.1 billion and intangible assets, net of accumulated amortization, totaled approximately $1.6 billion. The determination of the value of such goodwill and intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements.

We assess goodwill and intangible assets as well as other long-lived assets, including equity method investments, property and equipment and other assets for impairment by applying a fair value based test by analyzing historical performance, capital requirements and projected cash flows on an annual basis or more frequently if indicators of impairment arise. Considerable management judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate cash flows. Although there are inherent uncertainties in this assessment process, the estimates and assumptions we use are consistent with our internal planning. There was no impairment of goodwill for the years ended December 31, 2011, 2010 and 2009. However, disruptions to our business, such as economic weakness and unexpected significant declines in operating results, may result in an impairment charge related to our goodwill, intangible assets or other long-lived assets in the future. A significant impairment charge in the future could have a material adverse effect on our operating results.

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

Our non-U.S. business is subject to regulatory oversight in all the countries in which we operate regulated businesses, such as exchanges or central securities depositories. The countries in which we currently operate or share ownership in regulated businesses include Sweden, Finland, Denmark, Iceland, Estonia, Lithuania, Latvia, Norway, Armenia, Switzerland, the Netherlands and the United Kingdom. In all the aforementioned countries, we have received authorization from the relevant authorities to conduct our regulated business activities. The authorities may revoke this authorization if we do not suitably carry out our regulated business activities. The authorities are also entitled to request that we adopt measures in order to ensure that we continue to fulfill the authorities’ requirements.

Furthermore, we hold interests in other regulated entities, and certain of our customers operate in a highly regulated industry. Regulatory authorities with jurisdiction over our non-U.S. entities could impose regulatory changes that could impact the ability of our customers to use our European exchanges. The loss of a significant number of customers or a reduction in trading activity on any of our European exchanges as a result of such changes could have a material adverse effect on our business, financial condition and operating results.

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

In the U.S., we are subject to oversight by the SEC, and our subsidiaries NFX and IDCH are subject to oversight by the CFTC. Our subsidiary NOCC is regulated as a power marketer by the Federal Energy Regulatory Commission (for transactions in every state but Texas) and the Public Utility Commission of Texas (for transactions in Texas). In the case of non-compliance with our obligations under the securities, commodities or other laws, we could be subject to investigation and judicial or administrative proceedings that may result in substantial penalties.

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

We are highly dependent on the continued services of Robert Greifeld, our Chief Executive Officer and President, and other senior officers and key employees who possess extensive financial markets knowledge and technology skills. We do not have employment agreements with some of these key senior officers. We do not maintain “key person” life insurance policies on any of our senior officers, managers, key employees or technical personnel. The loss of the services of these persons for any reason, as well as any negative market or industry perception arising from those losses, could have a material adverse effect on our business, financial condition and operating results.

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

We are a holding company with no direct operating businesses other than the equity interests of our subsidiaries. We require dividends and other payments from our subsidiaries to meet cash requirements. Minimum capital requirements mandated by regulatory authorities having jurisdiction over some of our regulated subsidiaries indirectly restrict the amount of dividends paid upstream. If our subsidiaries are unable to pay dividends and make other payments to us when needed, we may be unable to satisfy our obligations, which would have a material adverse effect on our business, financial condition and operating results.

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

We have operations in the U.S., the Nordic and Baltic countries, Australia and many other foreign countries. We therefore have significant exposure to exchange rate movements between the Euro, Swedish Krona, Danish Krone, Norwegian Krone, British Pound Sterling, Australian Dollar and other foreign currencies towards the U.S. dollar. Significant inflation or disproportionate changes in foreign exchange rates with respect to one or more of these currencies could occur as a result of general economic conditions, acts of war or terrorism, changes in governmental monetary or tax policy or changes in local interest rates. These exchange rate differences will affect the translation of our non-U.S. results of operations and financial condition into U.S. dollars as part of the preparation of our consolidated financial statements.

If our risk management methods are not effective, our business, reputation and financial results may be adversely affected.

We have methods to identify, monitor and manage our risks, including oversight of risk management by NASDAQ OMX’s Risk Committee, which is comprised of employees of NASDAQ OMX. However, these methods may not be fully effective. Some of our risk management methods may depend upon evaluation of information regarding markets, customers or other matters. That information may not in all cases be accurate, complete, up-to-date or properly evaluated. If our methods are not effective or we are not successful in monitoring or evaluating the risks to which we are or may be exposed, our business, reputation, financial condition and operating results could be materially adversely affected.

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

Sales of a substantial number of shares of our common stock in the public markets, or the perception that these sales might occur, could cause the market price of our common stock to decline or could impair our ability to raise capital through a future sale of, or pay for acquisitions using, our equity securities. As of December 31, 2011, there were 173,552,939 shares of our common stock outstanding. All of our common stock is freely transferable, except shares held by our “affiliates,” as defined in Rule 144 under the Securities Act.

The number of freely transferable shares of our common stock will increase upon any exercise of outstanding options pursuant to our stock compensation and stock award plan for our employees. There were 5.8 million options exercisable as of December 31, 2011 at a weighted average exercise price of $15.02.

It is our intent and policy to settle the principal amount of our 2.50% convertible senior notes due August 2013, or the 2013 Convertible Notes, in cash, which will not impact the number of shares of our common stock. However, we have the option to settle the conversion premium in shares of our common stock or cash. The conversion rate will initially be 18.1386 shares of common stock per $1,000 principal amount of notes, which is equivalent to a conversion price of $55.13 per share of common stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following is a description of our principal properties.

Location	Use	Size (approximate, in square feet)	Type of possession
New York, New York	Location of MarketSite	25,000	Lease
New York, New York	U.S. headquarters	115,000	Subleased from FINRA with 17,931 square feet leased back to FINRA
New York, New York	General office space	53,000	Subleased to third parties
New York, New York	General office space	48,000	Lease
Philadelphia, Pennsylvania	Location of NASDAQ OMX PHLX	94,000	Lease
Rockville, Maryland	General office space	48,000	Lease
Shelton, Connecticut	General office space	29,000	Lease
Stockholm, Sweden	European headquarters	296,000	Lease
London, England	General office space	71,000	Lease
Helsinki, Finland	General office space	19,800	Lease
Copenhagen, Denmark	General office space	23,900	Lease

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

Generally, our properties are not earmarked for use by a particular segment; instead, most of our properties are used by two or more segments. We believe the facilities we occupy are adequate for the purposes for which they are currently used and are well-maintained. As of December 31, 2011, approximately 113,555 square feet of space was available for sublease.

Item 3. Legal Proceedings.

We are not currently a party to any litigation that we believe could have a material adverse effect on our business, financial condition or operating results. However, from time to time, we have been threatened with, or named as a defendant in, lawsuits or involved in regulatory proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

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

The following chart lists the quarterly high and low sales prices for shares of our common stock for fiscal years 2011 and 2010. These prices are between dealers and do not include retail markups, markdowns or other fees and commissions and may not represent actual transactions.

	High	Low
Fiscal 2011
Fourth quarter	$26.81	$21.69
Third quarter	26.32	20.32
Second quarter	29.50	23.02
First quarter	29.71	23.09
Fiscal 2010
Fourth quarter	$24.34	$19.07
Third quarter	20.54	17.18
Second quarter	23.11	17.54
First quarter	21.33	17.87

As of February 10, 2012, we had approximately 780 holders of record of our common stock. As of February 10, 2012, the closing price of our common stock was $26.00. Our credit facilities limit our ability to pay dividends. Before our credit facilities were in place, it was not our policy to declare or pay cash dividends on our common stock.

Issuer Purchases of Equity Securities

Share Repurchase Programs and Share Repurchase from Borse Dubai

In October 2011, our board of directors approved a share repurchase program authorizing NASDAQ OMX to repurchase in the aggregate up to $300 million of our outstanding common stock. These purchases may be made from time to time at prevailing market prices in open market purchases, privately-negotiated transactions, block purchase techniques or otherwise, as determined by our management. The purchases will be funded from existing cash balances. The share repurchase program may be suspended, modified or discontinued at any time. During the fourth quarter of 2011, we repurchased 3,983,481 shares of our common stock at an average price of $25.10, for an aggregate purchase price of $100 million.

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

Employee Transactions

In addition to our share repurchase program, during the fiscal quarter ended December 31, 2011, we also purchased shares from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants.

The table below represents repurchases made by or on behalf of us or any “affiliated purchaser” of our common stock during the fiscal quarter ended December 31, 2011:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
October 2011
Share repurchase program	—	$—	—	$300
Employee transactions	2,871	$24.60	N/A	N/A

November 2011
Share repurchase program	—	$—	—	$300
Employee transactions	3,762	$26.17	N/A	N/A

December 2011
Share repurchase program	3,983,481	$25.10	3,983,481	$200
Employee transactions	98,516	$24.95	N/A	N/A

Total Fiscal Quarter Ended December 31, 2011
Share repurchase program	3,983,481	$25.10	3,983,481	$200

Employee transactions	105,149	$24.99	N/A	N/A

PERFORMANCE GRAPH

The following graph compares the total return of our common stock with certain indices and a peer group. These include the NASDAQ Composite Stock Index and the Standard & Poor’s, or S&P, 500 Stock Index as well as the peer group. The peer group includes the CME Group Inc., Deutsche Börse AG, IntercontinentalExchange Inc., LSE, and NYSE Euronext. Information for the indices and the peer group is provided from December 31, 2006 through December 31, 2011. The figures represented below assume an initial investment of $100 in the common stock or index at the closing price on December 31, 2006 and the reinvestment of all dividends.

	12/06	12/07	12/08	12/09	12/10	12/11
The NASDAQ OMX Group, Inc.	$100.00	$160.73	$80.25	$64.37	$77.07	$79.60
NASDAQ Composite	100.00	110.26	65.65	95.19	112.10	110.81
S&P 500	100.00	105.49	66.46	84.05	96.71	98.75
Peer Group	100.00	155.42	51.67	69.93	69.86	59.51

Item 6. Selected Financial Data.

On February 27, 2008, Nasdaq and OMX AB combined their businesses and Nasdaq was renamed The NASDAQ OMX Group, Inc. Under the purchase method of accounting, Nasdaq was treated as the accounting and legal acquirer in the business combination with OMX AB.

We also completed the following acquisitions during 2008, 2010 and 2011:

•	PHLX, July 2008;

•	BSX, August 2008;

•	Certain subsidiaries of Nord Pool, October 2008;

•	The assets of North American Energy Credit and Clearing Corp., March 2010;

•	A derivatives trading market through the purchase of the remaining business of Nord Pool, May 2010;

•	SMARTS, August 2010;

•	FTEN, December 2010;

•	ZVM, December 2010;

•	Glide Technologies, October 2011; and

•	The business of RapiData, December 2011.

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

Selected Financial Data

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in millions, except share and per share amounts)
Statements of Income Data:
Total revenues(1)	$3,438	$3,197	$3,411	$3,650	$2,436
Cost of revenues(1)	(1,748)	(1,675)	(1,958)	(2,190)	(1,624)

Revenues less transaction rebates, brokerage, clearance and exchange fees	1,690	1,522	1,453	1,460	812
Total operating expenses	994	891	850	820	447
Operating income	696	631	603	640	365
Net income attributable to NASDAQ OMX	387	395	266	314	518
Net income applicable to common stockholders	387	394	266	314	518
Basic and diluted earnings per share:
Basic earnings per share	$2.20	$1.94	$1.30	$1.65	$4.47

Diluted earnings per share	$2.15	$1.91	$1.25	$1.55	$3.46

Weighted-average common shares outstanding for earnings per share:
Basic	176,331,819	202,975,623	204,698,277	190,362,605	116,064,240
Diluted	180,011,247	206,514,655	214,537,907	204,514,862	152,528,691

	December 31,
	2011	2010	2009	2008	2007
	(in millions)
Balance Sheets Data:
Cash and cash equivalents and financial investments	$785	$568	$902	$601	$1,325
Total assets(2)	14,091	16,207	10,722	12,752	2,979
Total long-term liabilities	3,075	3,247	2,909	3,372	360
Total equity	4,986	4,729	4,944	4,303	2,208

(1)	We record execution revenues from transactions on a gross basis in revenues and record related expenses as cost of revenues.
(2)

Total assets included resale agreements, at contract value of $3.7 billion at December 31, 2011 and $3.4 billion at December 31, 2010. In September 2010, we launched a clearing service for the resale and repurchase agreement market. See “Resale and Repurchase Agreements, at Contract Value,” of Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements for further discussion.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the financial condition and results of operations of NASDAQ OMX should be read in conjunction with our consolidated financial statements and related notes included in this Form 10-K, as well as the discussion under “Item 1A. Risk Factors.”

Business Overview

We are a leading global exchange group that delivers trading, clearing, exchange technology, regulatory, securities listing, and public company services across six continents. Our global offerings are diverse and include trading and clearing across multiple asset classes, market data products, financial indexes, capital formation solutions, financial services, and market technology products and services. Our technology powers markets across the globe, supporting cash equity trading, derivatives trading, clearing and settlement, and many other functions.

On February 27, 2008, Nasdaq and OMX AB combined their businesses and Nasdaq was renamed The NASDAQ OMX Group, Inc. Under the purchase method of accounting, Nasdaq was treated as the accounting and legal acquirer in the business combination with OMX AB. We also completed the following acquisitions during 2008, 2010 and 2011:

•	PHLX, July 2008;

•	BSX, August 2008;

•	Certain subsidiaries of Nord Pool, October 2008;

•	The assets of North American Energy Credit and Clearing Corp., March 2010;

•	A derivatives trading market through the purchase of the remaining business of Nord Pool, May 2010;

•	SMARTS, August 2010;

•	FTEN, December 2010;

•	ZVM, December 2010;

•	Glide Technologies, October 2011; and

•	The business of RapiData, December 2011.

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

Currently our business drivers are defined by investors’ cautious outlook about the pace of global economic recovery and governments’ ability to fund their sovereign debt. The lack of confidence in the prospects for growth results in sporadic increases in the level of market volatility and oscillating trading volumes in cash equities. In the U.S., the IPO market and the cash equities trading business were both negatively impacted by investors’ diminished confidence in the second half of 2011. However, equity derivative trading volumes remain strong in the U.S. Additional impacts on our business drivers include the international enactment and implementation of new legislative and regulatory initiatives, and the continued rapid evolution and deployment of new technology in the financial services industry. The business environment that influenced our financial performance for the full year 2011 may be characterized as follows:

•

A weaker pace of new equity issuance in the U.S. with 78 IPOs on The NASDAQ Stock Market, down from 89 in 2010. IPO activity remained slow in the Nordics with 9 IPOs in 2011 on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic;

•	Matched share volume for all of our U.S. cash equity markets fell by 11.7% relative to 2010, driven by a decline in consolidated U.S. volume and a 1.0% point drop in our matched market share;

•	A 30.0% increase relative to 2010 in the number of cash equity transactions on our Nordic and Baltic exchanges as the average trade size continues to decrease;

•	A 0.9% decrease relative to 2010 in the SEK value of cash equity transactions on our Nordic and Baltic exchanges resulting from decreased share volume levels;

•	Growth of 7.0% relative to 2010 experienced by our Nordic and Baltic exchanges in the number of traded and cleared equity and fixed-income contracts (excluding EUREX);

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

Financial Summary

The following summarizes significant changes in our financial performance for the year ended December 31, 2011 when compared with the same period in 2010.

	Year Ended December 31,		Percentage Change
	2011	2010
	(in millions)
Revenues less transaction rebates, brokerage clearance and exchange fees	$1,690	$1,522	11.0%
Operating expenses	994	891	11.6%
Operating income	696	631	10.3%
Interest expense	(119)	(102)	16.7%
Asset impairment charge	(18)	—	#
Income before income taxes	573	526	8.9%
Income tax provision	190	137	38.7%
Net income attributable to NASDAQ OMX	$387	$395	(2.0)%
Diluted earnings per share	$2.15	$1.91	12.6%

#	Denotes a variance equal to 100.0%.

•

Growth in revenues less transaction rebates, brokerage, clearance and exchange fees was primarily due to increases in access services revenues and total derivative trading and clearing revenues less transaction rebates, brokerage, clearance and exchange fees.

•	The increase in operating expenses was primarily due to an increase in merger and strategic initiatives expense and higher compensation and benefits expense.

•	Interest expense increased primarily due to additional interest expense related to the issuance of our $370 million 5.25% senior unsecured notes due January 16, 2018.

•	Asset impairment charge in 2011 of $18 million was due to an other-than-temporary impairment charge related to our available-for-sale investment security in Dubai Financial Market PJSC, or DFM.

•	The increase in the income tax provision reflects an increase in the overall effective tax rate from 26.0% in 2010 to 33.2% in 2011.

Excluding our merger and strategic initiatives expense, asset impairment charge and other items that are not reflective of our core business performance, net of taxes, consolidated net income attributable to NASDAQ OMX for the year ended December 31, 2011 was $455 million, or $2.53 per diluted share, compared with $411 million, or $1.99 per diluted share, for the year ended December 31, 2010. See “Non-GAAP Financial Measures” for further discussion.

For further discussion of our financial performance, see below.

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

Impacts associated with fluctuations in foreign currency are discussed in more detail under “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.” For the year ended December 31, 2011, approximately 35.6% of our revenues less transaction rebates, brokerage, clearance and exchange fees and 31.4% of our operating income were derived in currencies other than the U.S. dollar, primarily the Swedish Krona, Euro, Norwegian Krone and Danish Krone.

The following summarizes significant changes in our financial performance for the year ended December 31, 2011 when compared with the same period in 2010:

•

Revenues less transaction rebates, brokerage, clearance and exchange fees increased $168 million, or 11.0%, to $1,690 million in 2011, compared with $1,522 million in 2010, reflecting an operational increase in revenues of $117 million and a favorable impact from foreign exchange of $51 million. The increase in operational revenues was primarily due to:

•	an increase in access services revenues of $49 million, primarily reflecting increased revenues related to FTEN which was acquired in December 2010 and increased demand for services;

•	an increase in total derivative trading and clearing revenues less transaction rebates, brokerage, clearance and exchange fees of $37 million, primarily related to U.S. operations;

•	an increase in market data revenues of $14 million;

•	an increase in Issuer Services revenues of $19 million, primarily from Corporate Solutions revenues; and

•	an increase in Market Technology revenues of $13 million, primarily due to broker surveillance and delivery project revenues, partially offset by;

•	a decrease in total cash equity trading revenues less transaction rebates, brokerage, clearance and exchange fees of $14 million, primarily related to U.S. operations.

•

Operating expenses increased $103 million, or 11.6%, to $994 million in 2011, compared with $891 million in 2010, reflecting an operational increase of $69 million and an unfavorable impact from foreign exchange of $34 million. The operational increase in operating expenses was primarily due to:

•	an increase in merger and strategic initiatives expense of $34 million, primarily reflecting costs incurred in connection with our joint proposal to acquire NYSE Euronext;

•	an increase in compensation and benefits expense of $29 million, primarily reflecting additional headcount from acquisitions, as well as stronger financial performance;

•	an increase in professional and contract services expense of $9 million, primarily reflecting increased consulting costs;

•	an increase in marketing and advertising expense of $4 million, primarily due to increased advertising on behalf of new issuers; and

•	an increase in computer operations and data communications expense of $4 million, primarily due to higher expenses from acquisitions, partially offset by;

•	a decrease in general, administrative and other expense of $13 million, primarily due to lower debt extinguishment and refinancing charges incurred in 2011 as compared to 2010.

•	Asset impairment charge of $18 million in 2011 was related to a non-cash, other-than-temporary impairment on our available-for-sale investment security in DFM.

•

Loss on divestiture of businesses of $11 million in 2010 was related to our decision to close the businesses of both NASDAQ OMX Europe, or NEURO, and Agora-X, LLC, or Agora-X, during the second quarter of 2010.

•

Interest expense increased $17 million, or 16.7%, to $119 million in 2011, compared with $102 million in 2010. This increase was primarily due to additional interest expense related to the issuance of our $370 million 5.25% senior unsecured notes due January 16, 2018, or the 2018 Notes, in December 2010.

These current and prior year items are discussed in more detail below.

2012 Outlook

For the fourth year in a row, more share value traded on The NASDAQ Stock Market than on any other single cash equities exchange in the world. Our platform continues to stand out as a reliable, flexible, and high capacity system delivering high levels of execution quality and speed under even extremely demanding market conditions. We launched several important initiatives during 2011 that should benefit us during the challenging economic environment anticipated for 2012, which included the migration of The NASDAQ Options Market to the NASDAQ OMX PHLX technology architecture, creating one of the fastest options match engines in the industry. The standout performance and flexibility of our technology has enabled us to enter new markets with a low cost and highly regarded platform offering strong performance to both existing and new clients and creating additional sales opportunities for both our Transactions Services and Market Data businesses.

Our 2010 experiences with launching INET technology on our U.S., Nordic, and Baltic exchanges continued in 2011 when the Singapore Stock Exchange and the Australian Stock Exchange each went live with Genium INET technology. By using NASDAQ OMX high performance systems in all of our exchanges, the flexibility of INET and Genium INET technology has been demonstrated around the world. BM&FBOVESPA, the largest stock exchange in Latin America, and Bovespa Market Supervision, the Brazilian self-regulatory organization, announced that they will use NASDAQ OMX’s SMARTS Integrity market surveillance platform to monitor trading across their equities and commodities platforms.

In February 2011, the SEC implemented a short sale restriction that triggers when a security declines 10% from its previous close. In August 2011, the SEC expanded its existing single stock trading pause to include all Regulation NMS securities. These regulations stem from the events of the May 6, 2010 “flash crash” and the SEC’s effort to promote market stability and investor confidence. European regulators are currently considering a number of new policies affecting the operation and infrastructure of the financial markets. We expect global markets to continue to be marked by significant change in 2012, driven primarily by regulatory initiatives in the U.S. and Europe. We expect that cash equities markets will continue to fragment into additional venues, and trading will continue to migrate from exchanges to OTC systems. Conversely, trading in OTC derivatives will begin to move onto exchanges and other public execution facilities.

During 2011, the overall IPO market continued its recovery from the impact of the 2008 financial crisis, though many companies decided to delay their offerings amidst the volatile market conditions that began in August 2011 following the U.S. credit rating downgrade and European debt problems. We expect the demand for public equity capital from companies experiencing the gradual return of global economic growth to support increases in the number of IPOs. Furthermore, an improved outlook for equity investments and the number of private companies seeking capital is expected to add to the IPO pipeline in 2012. We continue to leverage the opportunities in market data brought about by the breadth of NASDAQ OMX’s data distribution capabilities by offering new data products to our customer base and by strengthening our direct relationships with those customers.

We believe that the year ahead will be positive for our business drivers and our operations as the global economy slowly recovers. We believe that our aggressive steps in meeting our cost, revenue, and technology objectives over the last three years will enable us to benefit from improving economic conditions in 2012. We will continue to look for opportunities to further diversify our business with enhanced product offerings and/or acquisitions that are complementary to our existing businesses.

Business Segments

We manage, operate and provide our products and services in three business segments: Market Services, Issuer Services and Market Technology.

Market Services

Our Market Services segment includes our U.S. and European Transaction Services businesses, which include Access Services, as well as our Market Data and Broker Services businesses. We offer trading on multiple exchanges and facilities across several asset classes, including cash equities, derivatives, debt, commodities, structured products and ETFs. In addition, in some of the countries where we operate exchanges, we also provide clearing, settlement and depository services.

Issuer Services

Our Issuer Services segment includes our Global Listing Services and Global Index Group businesses. We offer capital raising solutions to companies around the globe and have more worldwide listings than any other global exchange group—approximately 3,500 companies representing approximately $5.3 trillion in total market value as of December 31, 2011.

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

Market Technology

Our Market Technology segment is the world’s leading technology solutions provider and partner to exchanges, clearing organizations and central securities depositories. Our technology business also is the sales channel for our complete global offering to other marketplaces.

Market Technology provides technology solutions for trading, clearing, settlement, surveillance and information dissemination for markets with wide-ranging requirements, from the leading markets in the U.S., Europe and Asia to smaller African markets. Furthermore, the solutions we offer can handle all classes of assets, including cash equities, currencies, various interest-bearing securities, commodities, energy products and derivatives.

Our management allocates resources, assesses performance and manages these businesses as three separate segments. See Note 18, “Business Segments,” to the consolidated financial statements for further discussion.

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

For The NASDAQ Stock Market and NASDAQ OMX PSX, we credit a portion of the per share execution charge to the market participant that provides the liquidity, and for NASDAQ OMX BX, we credit a portion of the per share execution charge to the market participant that takes the liquidity. We record these credits as transaction rebates that are included in cost of revenues in the Consolidated Statements of Income. These transaction rebates are paid on a monthly basis and the amounts due are included in accounts payable and accrued expenses in the Consolidated Balance Sheets.

Also, we pay Section 31 fees to the SEC for supervision and regulation of securities markets. We pass these costs along to our customers through our cash equity trading fees. We collect the fees as a pass-through charge from organizations executing eligible trades on NASDAQ’s, NASDAQ OMX BX’s and NASDAQ OMX PSX’s platforms, and we recognize these amounts in cost of revenues when incurred. Section 31 fees received are included in cash and cash equivalents in the Consolidated Balance Sheets at the time of receipt and, as required by law, the amount due to the SEC is remitted semiannually and recorded as Section 31 fees payable to the SEC in the Consolidated Balance Sheets until paid. Since the amount recorded in revenues is equal to the amount recorded in cost of revenues, there is no impact on our revenues less transaction rebates, brokerage, clearance and exchange fees. As we hold the cash received until payment to the SEC, we earn interest income on the related cash balances.

European Cash Equity Trading

We charge transaction fees for executing trades on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic. These transaction fees are charged per executed order and as per value traded.

The exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic do not have any revenue sharing agreements or cost of revenues, such as transaction rebates and brokerage, clearance and exchange fees.

U.S. Derivative Trading and Clearing

U.S. derivative trading and clearing revenues are variable, based on traded and cleared volumes, and recognized when executed or when contacts are cleared. The principal types of derivative contracts traded on NASDAQ OMX PHLX and The NASDAQ Options Market are equity options, ETF options, index options and currency options. We also operate NFX, which offers trading for foreign currency futures.

Similar to U.S. cash equity trading, we credit a portion of the per share execution charge to the market participant that provides the liquidity and record the transaction rebate as a cost of revenues in the Consolidated Statements of Income. Also, we pay Section 31 fees to the SEC for supervision and regulation of securities markets. See “U.S. Cash Equity Trading” above for further discussion.

We engage in riskless principal trading of OTC power and gas contracts through our subsidiary NOCC. Revenues are based on notional amounts or volume of power and gas transacted and/or delivered and are recognized upon settlement of the contracts.

European Derivative Trading and Clearing

European derivative trading and clearing revenues conducted on NASDAQ OMX Stockholm and NASDAQ OMX Copenhagen are variable, based on the volume and value of traded and cleared contracts, and recognized when executed or when contracts are cleared. The principal types of derivative contracts traded are stock options and futures, index options and futures, fixed-income options and futures and stock loans. On NASDAQ OMX Stockholm, we offer clearing services for fixed-income options and futures, stock options and futures, and index options and futures by serving as the CCP. In doing so, we guarantee the completion of the transaction and market participants can thereby limit their counterparty risk. We also act as the counterparty for certain OTC contracts.

On NASDAQ OMX Stockholm, we also offer clearing services for resale and repurchase agreements. Clearing revenues for resale and repurchase agreements are based on the value and length of the contract and are recognized when cleared.

NASDAQ OMX Commodities offers trading and clearing of international power derivatives and carbon products. Our trading and clearing revenues are variable, based on volume, and recognized when contracts are traded or cleared. We also generate clearing revenues for contracts traded on the OTC derivative market which are also recognized when contracts are cleared. In addition, NASDAQ OMX Commodities members are billed an annual fee in January which is recognized ratably over the following 12-month period.

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

Access Services revenues also include revenues from FTEN, which we acquired in December 2010. FTEN is a leading provider of RTRM solutions for the financial securities market. As a market leader in RTRM, FTEN provides broker-dealers and their clients the ability to manage risk more effectively in real-time, which leads to better utilization of capital as well as improved regulatory compliance. Revenues for FTEN services are primarily based on subscription agreements with customers and are recognized when an arrangement exists, services are delivered to the customer, the selling price of the services to be provided under the arrangement is fixed or determinable, and collectability is reasonably assured. Most contracts include professional services, implementation fees, monthly subscription fees from customers accessing on-demand services, and customer support. Implementation fees are recorded to deferred revenue when billed and are recognized ratably over the remaining expected customer life. Monthly professional services, subscription, and usage fees are recognized in the month the service is provided.

Market Data

Market Data revenues are earned from U.S. tape plans and U.S. and European proprietary market data products.

Net U.S. Tape Plans

Revenues from U.S. tape plans include eligible UTP Plan revenues that are shared among UTP Plan participants and are presented on a net basis. Under the revenue sharing provision of the UTP Plan, we are permitted to deduct costs associated with acting as the exclusive Securities Information Processor from the total amount of tape revenues collected. After these costs are deducted from the tape revenues, we distribute to the respective UTP Plan participants, including The NASDAQ Stock Market, NASDAQ OMX BX and NASDAQ OMX PSX, their share of tape revenues based on a formula, required by Regulation NMS, that takes into account both trading and quoting activity. In addition, all quotes and trades in NYSE- and NYSE Amex-listed securities are reported and disseminated in real time, and as such, we share in the tape revenues for information on NYSE- and NYSE Amex-listed securities. Revenues from net U.S. tape plans are recognized on a monthly basis.

U.S. Market Data Products

We collect and process information and earn revenues as a distributor of our own data, as well as select third-party content. We provide varying levels of quote and trade information to market participants and to data distributors, who in turn sell subscriptions for this information to the public. We earn revenues primarily based on the number of data subscribers and distributors of our data. U.S. Market Data revenues are recognized on a monthly basis. These revenues, which are subscription based, are recorded net of amounts due under revenue sharing arrangements with market participants.

European Market Data Products

European Market Data revenues are based on the trading information from the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic, as well as NASDAQ OMX Commodities, for four classes of securities: cash equities, bonds, derivatives and commodities. We provide varying levels of quote and trade information to market participants and to data distributors, who in turn provide subscriptions for this information. Revenues from European market data are subscription-based, are generated primarily based on the number of data subscribers and distributors of our data and are recognized on a monthly basis.

Broker Services

Our Broker Services operations offer technology and customized securities administration solutions to financial participants in the Nordic market. The primary services offered are flexible back-office systems which allow customers to entirely or partly outsource their company’s back-office functions. Revenues from broker services are based on a fixed basic fee for administration or licensing, maintenance and operations, and a variable portion that depends on the number of transactions completed. Broker Services revenues are recognized on a continuous basis as services are rendered.

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

Corporate Solutions

Global Listing Services revenues also include fees from Corporate Solutions. Our Corporate Solutions business provides customer support services, products and programs to companies, including companies listed on our exchanges. Revenues primarily include subscription income from Shareholder.com, Directors Desk and Glide Technologies, and fees from GlobeNewswire. Prior to October 2009, Corporate Solutions revenues also included commission income from our Carpenter Moore insurance agency business. In October 2009, we sold substantially all of our Carpenter Moore insurance agency business.

Fee income for services other than placement of insurance coverage is recognized as those services are provided. Shareholder.com revenues are based on subscription agreements with customers. Revenues from subscription agreements are recognized ratably over the contract period, generally one year in length. As part of subscription services, customers also are charged usage fees based upon actual usage of the services provided. Revenues from usage fees and other services are recognized when earned. Directors Desk revenues are based on subscriptions for online services for directors. Subscriptions are one year in length and revenues are recognized ratably over the year. Glide Technologies revenues are primarily based on subscription agreements with customers and are recognized ratably over the contract period, generally one year in length. GlobeNewswire generates fees primarily from wire distribution services, and revenues are recognized as services are provided. For our insurance agency business, commission income was recognized when coverage became effective, the premium due under the policy was known or could be reasonably estimated, and substantially all required services related to placing the insurance had been provided. Broker commission adjustments and commissions on premiums billed directly by underwriters were recognized when such amounts could be reasonably estimated.

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

Market Technology Revenues

Market Technology provides technology solutions for trading, clearing, settlement, and information dissemination, and also offers facility management integration, surveillance solutions and advisory services. Revenues are primarily derived from license, support and facility management revenues, delivery project revenues, as well as change request, advisory and broker surveillance revenues.

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

License and support revenues are derived from the system solutions developed and sold by NASDAQ OMX that are generally entered into in multiple-element sales arrangements. After we have developed and sold a system solution, the customer licenses the right to use the software and may require post contract support and other services. Facility management revenues are also generally entered into in multiple-element sales arrangements and are derived when NASDAQ OMX assumes responsibility for the continuous operation of a system platform for a customer and receives facility management revenues which can be both fixed and volume-based. Revenues for license, support and facility management services are generally deferred and recognized over either the final element of the arrangement or the entire term of the arrangement for which the services will be delivered. We record the deferral of revenue associated with multiple-element sales arrangements in deferred revenue and non-current deferred revenue and the deferral of costs in other current assets and other non-current assets in the Consolidated Balance Sheets.

Delivery project revenues are derived from the installation phase of the system solutions developed and sold by NASDAQ OMX. The majority of our delivery projects involve individual adaptations to the specific requirements of the customer, such as those relating to functionality and capacity. We may customize our software technology and make significant modifications to the software to meet the needs of our customers, and as such, we account for these arrangements under contract accounting. Under contract accounting, when VSOE for valuing certain elements of an arrangement cannot be established, total revenues, as well as costs incurred, are deferred until the customization and significant modifications are complete and are then recognized over the post contract support period. We record the deferral of this revenue in deferred revenue and non-current deferred revenue and the deferral of costs in other current assets and other non-current assets in the Consolidated Balance Sheets.

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

	Year Ended December 31,
	2011	2010	2009
Market Services
Cash Equity Trading
NASDAQ securities
Average daily share volume (in billions)	2.02	2.19	2.24
Matched market share executed on NASDAQ	27.7%	28.6%	33.0%
Matched market share executed on NASDAQ OMX BX	2.1%	2.9%	1.4%
Matched market share executed on NASDAQ OMX PSX	1.1%	0.1%	—
Market share reported to the FINRA/NASDAQ Trade Reporting Facility	30.9%	35.5%	36.6%
Total market share(1)	61.7%	67.1%	71.0%
NYSE securities
Average daily share volume (in billions)	4.34	4.83	5.64
Matched market share executed on NASDAQ	13.4%	13.7%	15.7%
Matched market share executed on NASDAQ OMX BX	2.3%	3.6%	1.9%
Matched market share executed on NASDAQ OMX PSX	0.7%	0.1%	—
Market share reported to the FINRA/NASDAQ Trade Reporting Facility	27.7%	31.3%	32.1%
Total market share(1)	44.0%	48.7%	49.6%
NYSE Amex and regional securities
Average daily share volume (in billions)	1.47	1.45	1.89
Matched market share executed on NASDAQ	18.7%	20.7%	24.4%
Matched market share executed on NASDAQ OMX BX	1.9%	3.1%	1.4%
Matched market share executed on NASDAQ OMX PSX	1.8%	0.1%	—
Market share reported to the FINRA/NASDAQ Trade Reporting Facility	25.9%	28.7%	32.1%
Total market share(1)	48.3%	52.6%	57.9%
Total U.S.-listed securities
Average daily share volume (in billions)	7.84	8.47	9.77
Matched share volume (in billions)	419.6	475.0	566.6
Matched market share executed on NASDAQ	18.1%	18.8%	21.3%
Matched market share executed on NASDAQ OMX BX	2.1%	3.3%	1.7%
Matched market share executed on NASDAQ OMX PSX	1.0%	0.1%	—
NASDAQ OMX Nordic and NASDAQ OMX Baltic securities
Average daily number of equity trades	370,295	284,840	212,465
Average daily value of shares traded (in billions)	$3.7	$3.3	$3.1
Derivative Trading and Clearing
U.S. Equity Options
Total industry average daily volume (in millions)	16.8	14.3	13.4
NASDAQ OMX PHLX matched market share	23.1%	23.4%	17.9%
The NASDAQ Options Market matched market share	4.6%	4.0%	3.1%
NASDAQ OMX Nordic and NASDAQ OMX Baltic
Average Daily Volume:
Options, futures and fixed-income contracts	458,547	428,523	329,350
Nordic equity option contracts traded on EDX(2)	—	—	95,374
Finnish option contracts traded on EUREX	99,394	117,450	77,312
NASDAQ OMX Commodities
Clearing Turnover:
Power contracts (TWh)(3)	1,747	2,108	2,162
Carbon contracts (1000 tCO2)(3)	61,569	31,500	45,765

	Year Ended December 31,
	2011	2010	2009
Issuer Services
Initial public offerings:
NASDAQ	78	89	33
Exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic	9	11	1
New listings:
NASDAQ(4)	151	195	131
Exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic(5)	34	25	12
Number of listed companies:
NASDAQ(6)	2,680	2,778	2,852
Exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic(7)	776	780	797
Market Technology
Order intake (in millions)(8)	$134	$160	$204
Total order value (in millions)(9)	$458	$495	$417

(1)	Includes transactions executed on NASDAQ’s, NASDAQ OMX BX’s and NASDAQ OMX PSX’s systems plus trades reported through the FINRA/NASDAQ Trade Reporting Facility.
(2)	In December 2009, derivative volume was transferred to NASDAQ OMX from EDX.
(3)	Primarily transactions executed on Nord Pool and reported for clearing to NASDAQ OMX Commodities measured by Terawatt hours (TWh) and one thousand metric tons of carbon dioxide (1000 tCO2).
(4)	New listings include IPOs, including those completed on a best efforts basis, issuers that switched from other listing venues, closed-end funds and separately listed ETFs.
(5)	New listings include IPOs and represent companies listed on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic and companies on the alternative markets of NASDAQ OMX First North.
(6)	Number of listed companies for NASDAQ at period end, including separately listed ETFs.
(7)	Represents companies listed on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic and companies on the alternative markets of NASDAQ OMX First North at period end.
(8)	Total contract value of orders signed during the period.
(9)

Represents total contract value of orders signed that are yet to be recognized as revenue. Market Technology deferred revenue, as discussed in Note 7, “Deferred Revenue” to the consolidated financial statements, represents cash payments received that are yet to be recognized as revenue for these signed orders.

Segment Operating Results

Of our total 2011 revenues less transaction rebates, brokerage, clearance and exchange fees of $1,690 million, 67.4% was from our Market Services segment, 21.8% was from our Issuer Services segment and 10.8% was from our Market Technology segment. Of our total 2010 revenues less transaction rebates, brokerage, clearance and exchange fees of $1,522 million, 67.3% was from our Market Services segment, 22.6% was from our Issuer Services segment, 10.0% was from our Market Technology segment and 0.1% related to other revenues. Of our total 2009 revenues less transaction rebates, brokerage, clearance and exchange fees of $1,453 million, 67.2% was from our Market Services segment, 22.7% was from our Issuer Services segment, 10.0% was from our Market Technology segment and 0.1% related to other revenues.

The following table shows our revenues by segment, cost of revenues for our Market Services segment and total revenues less transaction rebates, brokerage, clearance and exchange fees:

	Year Ended December 31,			Percentage Change
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
	(in millions)
Market Services	$2,886	$2,700	$2,934	6.9%	(8.0)%
Cost of revenues	(1,748)	(1,675)	(1,958)	4.4%	(14.5)%

Market Services revenues less transaction rebates, brokerage, clearance and exchange fees	1,138	1,025	976	11.0%	5.0%
Issuer Services	369	344	330	7.3%	4.2%
Market Technology	183	152	145	20.4%	4.8%
Other	—	1	2	#	(50.0)%

Total revenues less transaction rebates, brokerage, clearance and exchange fees	$1,690	$1,522	$1,453	11.0%	4.7%

#	Denotes a variance equal to 100.0%.

MARKET SERVICES

The following table shows total revenues less transaction rebates, brokerage, clearance and exchange fees from our Market Services segment:

	Year Ended December 31,			Percentage Change
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
	(in millions)
Transaction Services
Cash Equity Trading Revenues:
U.S. cash equity trading(1)	$1,617	$1,600	$2,010	1.1%	(20.4)%
Cost of revenues:
Transaction rebates	(1,087)	(1,094)	(1,394)	(0.6)%	(21.5)%
Brokerage, clearance and exchange fees(1)	(375)	(341)	(467)	10.0%	(27.0)%

Total U.S. cash equity cost of revenues	(1,462)	(1,435)	(1,861)	1.9%	(22.9)%

U.S. cash equity trading revenues less transaction rebates, brokerage, clearance and exchange fees	155	165	149	(6.1)%	10.7%
European cash equity trading	93	90	95	3.3%	(5.3)%

Total cash equity trading revenues less transaction rebates, brokerage, clearance and exchange fees	248	255	244	(2.7)%	4.5%

Derivative Trading and Clearing Revenues:
U.S. derivative trading and clearing(2)	471	390	232	20.8%	68.1%
Cost of revenues:
Transaction rebates	(257)	(218)	(81)	17.9%	#
Brokerage, clearance and exchange fees(2)	(29)	(22)	(16)	31.8%	37.5%

Total U.S. derivative trading and clearing cost of revenues	(286)	(240)	(97)	19.2%	#

U.S. derivative trading and clearing revenues less transaction rebates, brokerage, clearance and exchange fees	185	150	135	23.3%	11.1%

European derivative trading and clearing	128	115	87	11.3%	32.2%

Total derivative trading and clearing revenues less transaction rebates, brokerage, clearance and exchange fees	313	265	222	18.1%	19.4%

Access Services Revenues	223	173	144	28.9%	20.1%

Total Transaction Services revenues less transaction rebates, brokerage, clearance and exchange fees	784	693	610	13.1%	13.6%

Market Data Revenues:
Net U.S. tape plans	115	117	128	(1.7)%	(8.6)%
U.S. market data products	135	126	119	7.1%	5.9%
European market data products	83	70	78	18.6%	(10.3)%

Total Market Data revenues	333	313	325	6.4%	(3.7)%

Broker Services Revenues	19	15	32	26.7%	(53.1)%

Other Market Services Revenues	2	4	9	(50.0)%	(55.6)%

Total Market Services revenues less transaction rebates, brokerage, clearance and exchange fees	$1,138	$1,025	$976	11.0%	5.0%

#	Denotes a variance greater than 100.0%.
(1)

Includes Section 31 fees of $304 million in 2011, $252 million in 2010 and $314 million in 2009. Section 31 fees are recorded as U.S. cash equity trading revenues with a corresponding amount recorded in cost of revenues.

(2)

Includes Section 31 fees of $26 million in 2011, $19 million in 2010 and $14 million in 2009. Section 31 fees are recorded as U.S. derivative trading and clearing revenues with a corresponding amount recorded in cost of revenues.

Transaction Services

Transaction Services revenues less transaction rebates, brokerage, clearance and exchange fees increased in both 2011 compared with 2010 and 2010 compared with 2009. The increases were primarily due to increases in derivative trading and clearing revenues less transaction rebates, brokerage, clearance and exchange fees and access services revenues. The increase in 2011 was partially offset by lower cash equity trading revenues less transaction rebates, brokerage, clearance and exchange fees. An increase in cash equity trading revenues less transaction rebates, brokerage, clearance and exchange fees also contributed to the increase in 2010.

U.S. Cash Equity Trading Revenues

U.S. cash equity trading revenues less transaction rebates, brokerage, clearance and exchange fees decreased in 2011 compared with 2010 and increased in 2010 compared with 2009. The decrease in 2011 was primarily due to a decline in industry trading volumes, as well as a decline in our matched market share, partially offset by modified rates. The increase in 2010 was primarily due to modified rates and lower tiered rebate payouts, partially offset by a significant decline in industry trading volumes and a decline in our matched market share.

U.S. cash equity trading revenues increased in 2011 compared with 2010 and decreased in 2010 compared with 2009. The increase in 2011 was primarily due to an increase in Section 31 pass-through fee revenues and modified rates, partially offset by a decline in industry trading volumes and a decline in our matched market share. The decrease in 2010 was primarily due to a significant decline in industry trading volumes, a decrease in Section 31 pass-through fee revenues charged by us to our customers and a decline in our matched market share.

We record Section 31 fees as U.S. cash equity trading revenues with a corresponding amount recorded as cost of revenues. We are assessed these fees from the SEC and pass them through to our customers in the form of incremental fees. Pass-through fees can increase or decrease due to rate changes by the SEC, our percentage of the overall industry volumes processed on our systems, and differences in actual dollar value of shares traded. Since the amount recorded in revenues is equal to the amount recorded in cost of revenues, there is no impact on our revenues less transaction rebates, brokerage, clearance and exchange fees. Section 31 fees were $304 million in 2011, $252 million in 2010 and $314 million in 2009. The increase in 2011 compared with 2010 was primarily due to an increase in Section 31 fee rates in 2011, partially offset by lower dollar value traded on the NASDAQ and NASDAQ OMX BX trading systems. The decrease in 2010 compared with 2009 was primarily due to lower Section 31 fee rates and lower dollar value traded on NASDAQ and NASDAQ OMX BX’s trading systems.

For NASDAQ and NASDAQ OMX PSX, we credit a portion of the per share execution charge to the market participant that provides the liquidity and for NASDAQ OMX BX, we credit a portion of the per share execution charge to the market participant that takes the liquidity. These transaction rebates decreased in both 2011 compared with 2010 and 2010 compared with 2009. The decrease in 2011 was primarily due to a decline in industry trading volumes, as well as a decline in our matched market share, partially offset by higher average rebate rates due to changes in our pricing program on the NASDAQ, NASDAQ OMX BX and NASDAQ OMX PSX trading systems. The decrease in 2010 was primarily due to declines in matched share volume on NASDAQ’s trading system due to a significant decline in industry volumes, lower tiered rebate payouts and a decline in our matched market share.

Brokerage, clearance and exchange fees increased in 2011 compared with 2010 and decreased in 2010 compared with 2009. The increase in 2011 was primarily due to an increase in Section 31 pass-through fees, partially offset by a decrease in the amount of volume routed by NASDAQ due to declines in industry trading volumes and in our matched market share. The decrease in 2010 was primarily due to a decrease in Section 31 pass-through fees, lower routing costs, and a decrease in the amount of volume routed by NASDAQ due to declines in industry trading volumes.

European Cash Equity Trading Revenues

European cash equity trading revenues include trading revenues from equity products traded on the NASDAQ OMX Nordic and NASDAQ OMX Baltic exchanges and NEURO (for periods prior to closing our NEURO business). European cash equity trading revenues increased in 2011 compared with 2010 and decreased in 2010 compared with 2009. The increase in 2011 was primarily due to a favorable impact from foreign exchange of $7 million, partially offset by a decrease in trading activity. The decrease in 2010 was primarily due to revised trading fees introduced in the first quarter of 2010, partially offset by an increase in trading activity and a favorable impact from foreign exchange of $2 million.

U.S. Derivative Trading and Clearing Revenues

U.S. derivative trading and clearing revenues and revenues less transaction rebates, brokerage, clearance and exchange fees increased in both 2011 compared with 2010 and 2010 compared with 2009. The increases were primarily due to increases in industry trading volumes and our matched market share. The increase in 2010 was partially offset by lower average net fees for traded contracts.

The increase in U.S. derivative trading and clearing revenues in both 2011 compared with 2010 and 2010 compared with 2009 was also due to higher Section 31 pass-through fee revenues as discussed below.

Similar to U.S. cash equity trading, Section 31 fees are recorded as derivative trading and clearing revenues with a corresponding amount recorded as cost of revenues. We are assessed these fees from the SEC and pass them through to our customers in the form of incremental fees. Since the amount recorded in revenues is equal to the amount recorded in cost of revenues, there is no impact on our revenues less transaction rebates, brokerage, clearance and exchange fees. Section 31 fees were $26 million in 2011, $19 million in 2010 and $14 million 2009. The increase in both 2011 and 2010 compared with the prior year periods is primarily due to an increase in dollar value traded and higher Section 31 fee rates.

Transaction rebates, in which we credit a portion of the per share execution charge to the market participant, increased in both 2011 compared with 2010 and 2010 compared with 2009. The increase in 2011 was primarily due to increases in industry trading volumes and market share. The increase in 2010 was primarily due to a revised fee structure implemented in the first quarter of 2010 along with higher volumes traded and an increase in our matched market share.

Brokerage, clearance and exchange fees increased in both 2011 compared with 2010 and 2010 compared with 2009. The increases were primarily due to an increase in Section 31 pass-through fees.

European Derivative Trading and Clearing Revenues

European derivative trading and clearing revenues include trading and clearing revenues from derivative products traded on NASDAQ OMX Stockholm and NASDAQ OMX Copenhagen, clearing revenues from resale and repurchase agreements on NASDAQ OMX Stockholm and revenues from NASDAQ OMX Commodities. Beginning in May 2010, trading and clearing revenues for energy and carbon products include revenues from Nord Pool. European derivative trading and clearing revenues increased in both 2011 compared with 2010 and 2010 compared with 2009. The increase in 2011 was primarily due to a favorable impact from foreign exchange of $11 million, partially offset by lower trading activity in energy products. The increase in 2010 was primarily due to higher trading and clearing revenues due to the transfer of derivative volume from EDX to NASDAQ OMX in the fourth quarter of 2009. Also contributing to the increase in 2010 was transaction activity associated with clearing resale and repurchase agreements, which was launched in the fourth quarter of 2010, and a favorable impact from foreign exchange of $5 million.

The following table shows revenues from European derivative trading and clearing:

	Year Ended December 31,			Percentage Change
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
	(in millions)
European Derivative Trading and Clearing Revenues:
Options and futures contracts	$55	$49	$33	12.2%	48.5%
Energy and carbon products	45	41	35	9.8%	17.1%
Fixed-income products	22	18	14	22.2%	28.6%
Other revenues and fees	6	7	5	(14.3)%	40.0%

Total European Derivative Trading and Clearing revenues	$128	$115	$87	11.3%	32.2%

Access Services Revenues

Access Services revenues increased in both 2011 compared with 2010 and 2010 compared with 2009. The increase in 2011 was primarily due to an increase in revenues from FTEN, which was acquired in December 2010, and increased demand for services. The increase in 2010 was primarily due to increased demand for co-location and network connectivity services and a revised fee structure for access services.

Market Data

Market Data revenues increased in 2011 compared with 2010 and decreased in 2010 compared with 2009. The increase in 2011 was primarily due to increases in U.S. and European market data products revenues and a favorable impact from foreign exchange, partially offset by a decrease in net U.S. tape plans revenues. The decrease in 2010 was primarily due to decreases in net U.S. tape plans revenues and European market data products revenues, partially offset by an increase in U.S. market data products revenues.

Net U.S. Tape Plans Revenues

The decline in net U.S. tape plans revenues in 2011 compared with 2010 was primarily due to lower plan shareable revenues and declines in NASDAQ’s trading and quoting market share of U.S. cash equities, as calculated under the SEC-mandated market data revenue quoting and trading formula. The decline in net U.S. tape plans revenues in 2010 compared with 2009 was primarily due to declines in NASDAQ’s trading and quoting market share of U.S. cash equities, as calculated under the SEC-mandated market data revenue quoting and trading formula, and reductions in the size of the tape plan revenue pools mainly driven by declines in subscriber populations.

U.S. Market Data Products Revenues

The increase in U.S. market data products revenues in 2011 compared with 2010 was primarily due to higher customer demand for proprietary data products, mainly index data, and higher audit fees. The increase in U.S. market data products revenues in 2010 compared with 2009 was primarily due to growth of new products such as BX TotalView, options data feeds and mutual fund products, partially offset by discontinued products.

European Market Data Products Revenues

The increase in European market data products revenues in 2011 compared with 2010 was primarily due to modified fees for market data products and a favorable impact from foreign exchange of $6 million. The decrease in European market data products revenues in 2010 compared with 2009 was primarily due to declines in subscriber populations and discontinued products, partially offset by modified fees for market data products and a favorable impact from foreign exchange of $1 million.

Broker Services

Broker Services revenues increased in 2011 compared with 2010 and decreased in 2010 compared with 2009. The increase in 2011 is primarily due to new customers and a favorable impact from foreign exchange of $2 million. The decrease in 2010 was primarily due to the sale of our Broker Services operations in the United Kingdom to TD Waterhouse in November 2009.

ISSUER SERVICES

The following table shows revenues from our Issuer Services segment:

	Year Ended December 31,			Percentage Change
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
	(in millions)
Global Listing Services Revenues:
Annual renewal	$118	$113	$117	4.4%	(3.4)%
Listing of additional shares	39	39	37	—	5.4%
Initial listing	16	18	20	(11.1)%	(10.0)%

Total U.S. listing services	173	170	174	1.8%	(2.3)%
European listing services	54	49	45	10.2%	8.9%
Corporate Solutions	90	78	72	15.4%	8.3%

Total Global Listing Services revenues	317	297	291	6.7%	2.1%
Global Index Group Revenues	52	47	39	10.6%	20.5%

Total Issuer Services revenues	$369	$344	$330	7.3%	4.2%

Global Listing Services

Global Listing Services revenues increased in both 2011 compared with 2010 and 2010 compared with 2009. The increases in both 2011 and 2010 were primarily due to increases in Corporate Solutions and European listing services revenues.

European listing services revenues increased in both 2011 compared with 2010 and 2010 compared with 2009. The increase in 2011 was primarily due to a favorable impact from foreign exchange of $5 million. The increase in 2010 was primarily due to an increase in the market capitalization of Nordic issuers, partially offset by a decrease in the number of listed companies from 797 as of December 31, 2009 to 780 as of December 31, 2010. European listing services revenues are recognized ratably over a 12-month period.

Corporate Solutions revenues increased in both 2011 compared with 2010 and 2010 compared with 2009 primarily due to expanding customer utilization of Shareholder.com, Directors Desk and GlobeNewswire, as well as revenues from ZVM, which was acquired in December 2010, and Glide Technologies, which was acquired in October 2011. Partially offsetting the increase in 2010 was a decrease in Carpenter Moore revenues primarily due to the sale of substantially all of our Carpenter Moore insurance agency business in October 2009.

Global Index Group Revenues

Global Index Group revenues increased in both 2011 compared with 2010 and 2010 compared with 2009 primarily due to an increase in underlying assets associated with NASDAQ OMX-licensed ETFs, as well as additional demand for new licensed ETFs and other financial products, partially offset by lower futures and options volumes.

MARKET TECHNOLOGY

The following table shows revenues from our Market Technology segment:

	Year Ended December 31,			Percentage Change
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
	(in millions)
Market Technology:
License, support and facility management	$115	$103	$106	11.7%	(2.8)%
Delivery project	24	17	20	41.2%	(15.0)%
Change request, advisory and broker surveillance	44	32	19	37.5%	68.4%

Total Market Technology revenues	$183	$152	$145	20.4%	4.8%

Market Technology revenues increased in both 2011 compared with 2010 and 2010 compared with 2009. The increase in 2011 was primarily due to a favorable impact from foreign exchange of $18 million, as well as operational increases in change request, advisory and broker surveillance revenues and delivery project revenues. The increase in 2010 was primarily due to an increase in change request, advisory and broker surveillance revenues, partially offset by decreases in delivery project revenues and license, support and facility management revenues.

License, Support and Facility Management Revenues

License, support and facility management revenues increased in 2011 compared with 2010 and decreased in 2010 compared with 2009. The increase in 2011 was primarily due to a favorable impact from foreign exchange of $12 million. The decrease in 2010 was primarily due to a decrease in facility management revenues due to the loss of facility management customers. Partially offsetting this decrease was an increase in support revenues resulting from our acquisition of SMARTS in August 2010, clients entering the support stage of their contracts and a favorable impact from foreign exchange of $6 million in 2010.

Delivery Project Revenues

Delivery project revenues increased in 2011 compared with 2010 and decreased in 2010 compared with 2009. The increase in 2011 was primarily due to the recognition of previously deferred revenues in the current periods, as well as a favorable impact from foreign exchange of $2 million. The decrease in 2010 was primarily due to higher deliveries of market technology contracts during 2009, partially offset by a favorable impact from foreign exchange of $1 million in 2010. Delivery project revenues are derived from the system solutions developed and sold by NASDAQ OMX. Total revenues, as well as costs incurred, are typically deferred until the customization and any significant modifications are completed and are then recognized over the post contract support period.

Change Request, Advisory and Broker Surveillance Revenues

Change request, advisory and broker surveillance revenues increased in both 2011 compared with 2010 and 2010 compared with 2009. The increases were primarily due to an increase in broker surveillance revenues resulting from our acquisition of SMARTS in August 2010. The increase in 2010 was also due to higher change request activity. In addition, there was a favorable impact from foreign exchange of $4 million in 2011.

Total Order Value

As of December 31, 2011, total order value, which represents the total contract value of orders signed that are yet to be recognized as revenues, was $458 million. Market Technology deferred revenue of $128 million, which is included in this amount, represents cash payments received that are yet to be recognized as revenue for these signed orders. See Note 7, “Deferred Revenue,” to the consolidated financial statements for further discussion. The recognition and timing of these revenues depends on many factors, including those that are not within our control. As such, the following table of Market Technology revenues to be recognized in the future represents our best estimate:

Total Order Value
(in millions)
Fiscal year ended:
2012	$141
2013	117
2014	77
2015	59
2016	39
2017 and thereafter	25

Total	$458

Expenses

Operating Expenses

The following table shows our operating expenses:

	Year Ended December 31,			Percentage Change
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
	(in millions)
Compensation and benefits	$458	$412	$408	11.2%	1.0%
Marketing and advertising	24	20	15	20.0%	33.3%
Depreciation and amortization	109	103	104	5.8%	(1.0)%
Professional and contract services	90	78	76	15.4%	2.6%
Computer operations and data communications	65	58	58	12.1%	—
Occupancy	91	88	81	3.4%	8.6%
Regulatory	35	35	32	—	9.4%
Merger and strategic initiatives	38	4	17	#	(76.5)%
General, administrative and other	84	93	59	(9.7)%	57.6%

Total operating expenses	$994	$891	$850	11.6%	4.8%

#	Denotes a variance greater than 100.0%.

Total operating expenses increased $103 million in 2011 compared with 2010 and $41 million in 2010 compared with 2009. The increase in 2011 reflects an operational increase of $69 million and an unfavorable impact from foreign exchange of $34 million. The operational increase of $69 million in 2011 was primarily due to an increase in merger and strategic initiatives expenses, compensation and benefits expense, professional and contract services expense, marketing and advertising expense, and computer operations and data communications expense, partially offset by a decrease in general, administrative and other expense. The increase in 2010 reflects an operational increase of $27 million and an unfavorable impact from foreign exchange of $14 million. The operational increase of $27 million in 2010 was primarily due to an increase in general, administrative and other expense for charges incurred in connection with the January 2010 repayment of our senior secured credit facilities in place as of December 31, 2009, partially offset by asset retirements in the third quarter of 2009 related to obsolete technology assets.

Compensation and benefits expense increased in both 2011 compared with 2010 and 2010 compared with 2009. The increase in 2011 was primarily due to an increase in salary expense from SMARTS, FTEN and ZVM, which were acquired in the second half of 2010, and Glide Technologies, which was acquired in October 2011, and higher compensation expenses reflecting stronger financial performance, as well as an unfavorable impact from foreign exchange of $17 million. Compensation and benefits expense in 2010 compared with 2009 reflects an unfavorable impact from foreign exchange of $7 million and higher compensation expenses reflecting stronger financial performance, partially offset by a decrease in salary expense primarily due to the sale of substantially all of our Carpenter Moore insurance agency business and our Broker Services operations in the United Kingdom in the fourth quarter of 2009. Headcount, including staff employed at consolidated entities where we have a controlling financial interest, increased to 2,433 employees at December 31, 2011 from 2,395 employees at December 31, 2010 and 2,235 employees at December 31, 2009. The increase in headcount in 2011 compared with 2010 was primarily due to our acquisition of Glide Technologies. The increase in headcount in 2010 compared with 2009 was primarily due to our acquisitions of SMARTS, FTEN and ZVM.

Marketing and advertising expense increased in both 2011 compared with 2010 and 2010 compared with 2009. The increase in 2011 was primarily due to increased advertising on behalf of new issuers. The increase in 2010 was primarily due to production and media costs of a television advertisement campaign, as well as increased advertising on behalf of new issuers.

Depreciation and amortization expense increased in 2011 compared with 2010 and decreased slightly in 2010 compared with 2009. The increase in 2011 was primarily due to an unfavorable impact from foreign exchange of $4 million, as well as additional depreciation and amortization expense as a result of our acquisitions of SMARTS, FTEN and ZVM, which were acquired in the second half of 2010, and Glide Technologies, which was acquired in October 2011.

Professional and contract services expense increased in both 2011 compared with 2010 and 2010 compared with 2009. The increase in 2011 was primarily due to costs incurred for information technology security consultants and an unfavorable impact from foreign exchange of $3 million. The increase in 2010 was primarily due to an unfavorable impact from foreign currency of $1 million.

Computer operations and data communications expense increased in 2011 compared with 2010 and remained flat in 2010 compared with 2009. The increase in 2011 was primarily due to our acquisitions of SMARTS, FTEN and ZVM, which were acquired in the second half of 2010, and an unfavorable impact from foreign exchange of $3 million.

Occupancy expense increased in both 2011 compared with 2010 and 2010 compared with 2009. The increase in 2011 was primarily due to an unfavorable impact from foreign exchange of $3 million. The increase in 2010 was primarily due to an increase in co-location rent related to the build-out of our data centers, a $5 million sublease loss reserve recorded in 2010 due to our decision to vacate space we currently lease in Philadelphia, San Francisco and London, and an unfavorable impact from foreign exchange of $1 million. Partially offsetting these increases in 2010 was an $8 million sublease loss reserve recorded in 2009 on the space we occupy in Stockholm, Sweden.

Regulatory expense remained flat in 2011 compared with 2010 and increased in 2010 compared with 2009. The increase in 2010 was primarily due to outsourcing the regulation of NASDAQ OMX PHLX to FINRA in 2010. FINRA provides regulatory services to The NASDAQ Stock Market, The NASDAQ Options Market, NASDAQ OMX PHLX, NASDAQ OMX PSX and the markets operated and regulated by NASDAQ OMX BX, including the regulation of trading activity and surveillance and investigative functions.

Merger and strategic initiatives expense was $38 million in 2011 compared with $4 million in 2010 and $17 million in 2009. Merger and strategic initiatives expense for 2011 primarily related to costs incurred for advisors, bank commitment fees, legal and other professional services related to our joint proposal to acquire NYSE Euronext, as well as costs related to our acquisition of Glide Technologies in October 2011. Merger and strategic initiatives expense for 2010 included legal and consulting costs related to our acquisitions of SMARTS and FTEN and costs related to strategic initiatives. Merger and strategic initiatives expense for 2009 was directly attributable to the business combination with OMX AB and the acquisition of PHLX, but did not qualify as purchase accounting adjustments. The costs primarily included consulting and legal costs related to our integration of OMX AB and PHLX. Merger expenses in 2009 also included costs related to sales and use tax exposures that existed on previous acquisitions.

General, administrative and other expense was $84 million in 2011 compared with $93 million in 2010 and $59 million in 2009. General, administrative and other expense for 2011 included a pre-tax charge of $25 million related to the write-off of a portion of the unamortized balance of debt issuance costs and debt discount related to the repayment of $335 million of the aggregate principal amount outstanding of the 2013 Convertible Notes, that was completed in October 2011, a pre-tax charge of $6 million related to the write-off of the remaining unamortized balance of debt issuance costs related to the $700 million senior unsecured term loan facility that was repaid in September 2011, as well as an unfavorable impact from foreign exchange of $4 million. General, administrative and other expense for 2010 included a pre-tax charge of $40 million, which included the write-off of the remaining unamortized balance of debt issuance costs of $28 million incurred in conjunction with our senior secured credit facilities in place as of December 31, 2009, costs to terminate our float-to-fixed interest rate swaps previously designated as a cash flow hedge of $9 million and other costs of $3 million. General, administrative and other expense for 2009 included asset retirements of $10 million related to obsolete technology assets, partially offset by the recognition of pre-tax gains of $4 million on the early extinguishment of debt, net of debt issuance and other costs.

Non-operating Income and Expenses

The following table shows our non-operating income and expenses:

	Year Ended December 31,			Percentage Change
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
	(in millions)
Interest income	$11	$9	$13	22.2%	(30.8)%
Interest expense	(119)	(102)	(102)	16.7%	—

Net interest expense	(108)	(93)	(89)	16.1%	4.5%
Dividend and investment income	1	(3)	2	#	#
Asset impairment charge	(18)	—	—	#	—
Loss on divesture of businesses	—	(11)	—	#	#
Income (loss) from unconsolidated investees, net	2	2	(107)	—	#
Debt conversion expense	—	—	(25)	—	#
Loss on sale of investment security	—	—	(5)	—	#
Gain on sales of businesses	—	—	12	—	#

Total non-operating expenses	$(123)	$(105)	$(212)	17.1%	(50.5)%

#	Denotes a variance equal to or greater than 100.0%.

Total non-operating expenses were $123 million in 2011 compared with $105 million in 2010 and $212 million in 2009. Total non-operating expenses for 2011 primarily include net interest expense of $108 million and a pre-tax impairment charge of $18 million on our investment security in DFM. Total non-operating expenses for 2010 primarily include net interest expense and a pre-tax loss on divesture of businesses. Total non-operating expenses for 2009 primarily include net interest expense, as well as pre-tax impairment charges on unconsolidated investees, debt conversion expense, and a loss on the sale of an investment security, partially offset by a gain on sale of businesses.

Interest Income

Interest income increased in 2011 compared with 2010 and decreased in 2010 compared with 2009. The increase in 2011 was primarily due to an increase in cash and cash equivalents in 2011 and a favorable impact from foreign exchange of $1 million. The decrease in 2010 was primarily due to lower average interest rates earned on our short term investments included in cash and cash equivalents, as well as on financial investments, at fair value in our Consolidated Balance Sheets.

Interest Expense

Interest expense for 2011 was $119 million, and was comprised of $97 million of interest expense, $13 million of non-cash expense associated with accretion of debt discounts, $6 million of non-cash debt issuance amortization expense, and $3 million of other bank and investment-related fees. Interest expense increased in 2011 compared with 2010 primarily due to higher average outstanding debt obligations in 2011 resulting from the issuance of our 2018 Notes in December 2010 to partially finance the repurchase of shares. See Note 8, “Debt Obligations,” to the consolidated financial statements for further discussion of our debt obligations.

Interest expense for 2010 was $102 million, and was comprised of $81 million in interest expense, $14 million of non-cash expense associated with accretion of debt discounts and $7 million in non-cash debt issuance amortization expense. Interest expense remained flat in 2010 compared with 2009 as decreases in interest expense due to lower average outstanding debt obligations in 2010 resulting from principal amortization payments made in 2009 and 2010 and repurchases of our debt during 2009 were offset by increases in interest expense due to higher average interest rates on our debt obligations.

Dividend and Investment Income

Dividend and investment income increased in 2011 compared with 2010 and decreased in 2010 compared with 2009. The increase in 2011 was primarily due to an increase in the fair value of our government debt securities portfolio as a result of decreased interest rates. The decrease in 2010 was primarily due to a decrease in the fair value of our government debt securities portfolio as a result of increased interest rates.

Asset Impairment Charge

In the fourth quarter of 2011, we recorded a non-cash, other-than-temporary impairment charge of $18 million related to our available-for-sale investment security in DFM. See “Investment in DFM,” of Note 5, “Investments,” to the consolidated financial statements for further discussion.

Loss on Divestiture of Businesses

The loss on divestiture of businesses of $11 million in 2010 was due to our decision to close the businesses of both NEURO ($6 million) and Agora-X ($5 million) in the second quarter of 2010.

Income (Loss) from Unconsolidated Investees, net

Net income from unconsolidated investees of $2 million in both 2011 and 2010 was related to our share in the earnings and losses of our equity method investments. The net loss in 2009 of $107 million was primarily due to impairment charges related to our investments in NASDAQ Dubai and Agora-X and the sale of our shares in Orc Software AB, or Orc. See below for further discussion.

Impairment of NASDAQ Dubai

In December 2009, we agreed to participate in the realignment of the ownership structure of NASDAQ Dubai. The realignment was completed in May 2010 and at that time, NASDAQ Dubai became a wholly-owned subsidiary of DFM, a publicly traded company controlled by Borse Dubai. We received a 1% equity interest in DFM in exchange for our equity interest in NASDAQ Dubai. Our existing technology and trademark licensing arrangements with Borse Dubai and NASDAQ Dubai remained unchanged.

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

At the time of the realignment in May 2010, we recorded a pre-tax, non-cash loss of $1 million in income (loss) from unconsolidated investees, net in the Consolidated Statements of Income, which was based on the difference between the price of DFM common stock multiplied by the number of shares of DFM acquired and the carrying value of our investment in NASDAQ Dubai at the time of the exchange.

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

Debt Conversion Expense

In the third quarter of 2009, we recorded debt conversion expense of $25 million related to an inducement for conversion of most of the 3.75% convertible notes into common stock. The $25 million expense included a cash inducement of $9 million, the present value of the series A convertible preferred stock issued of $15 million, and debt issuance and other costs of $1 million. See “Preferred Stock,” of Note 12, “NASDAQ OMX Stockholders’ Equity,” to the consolidated financial statements for further discussion.

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

Income Taxes

NASDAQ OMX’s income tax provision was $190 million in 2011 compared with $137 million in 2010 and $128 million in 2009. The overall effective tax rate was 33.2% in 2011, 26.0% in 2010 and 32.7% in 2009. The increase in the effective tax rate in 2011 when compared with 2010 was due to the impact of changes in tax laws in certain jurisdictions where NASDAQ OMX operates. Furthermore, in the third quarter of 2011, we recorded significant adjustments due to provision-to-tax return adjustments related to our 2010 tax return liabilities and a corresponding effect on deferred tax liabilities. The lower effective tax rate in 2010 when compared with 2009 was primarily due to the restructuring of certain NASDAQ OMX subsidiaries. Also, 2010 results included reductions in deferred tax liabilities due to a revised effective tax rate.

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

NASDAQ OMX and its eligible subsidiaries file a consolidated U.S. federal income tax return and applicable state and local income tax returns and non-U.S. income tax returns. Federal income tax returns for the years 2008 and 2009 are currently under audit by the Internal Revenue Service. The review of federal income tax returns for the years 2007 and 2010 is expected to commence in 2012. Several state tax returns are currently under examination by the respective tax authorities for the years 2000 through 2009 and we are subject to examination for 2010. Non-U.S. tax returns are subject to review by the respective tax authorities for the years 2003 through 2010. In 2011, we settled audits with various taxing jurisdictions and paid a total of $1 million with respect to the years 2006 through 2009. Since this amount was included in our unrecognized tax benefits as of December 31, 2010, such payments did not affect our 2011 effective tax rate. The outcome of these audits did not have a material impact on our financial position or results of operations. We anticipate that the amount of unrecognized tax benefits at December 31, 2011 will significantly decrease in the next twelve months as we expect to settle certain tax audits. The final outcome of such audits cannot yet be determined. We anticipate that such adjustments will not have a material impact on our consolidated financial position or results of operations.

In the fourth quarter of 2010, we received an appeal from the Finnish Tax Authority in which such authority challenges certain interest expense deductions claimed by NASDAQ OMX in Finland for the year 2008. NASDAQ OMX’s tax return position with respect to this deduction was previously reviewed and approved by the Finnish Tax Authority. The appeal also demands certain penalties be paid with regard to the company’s tax return filing position. If the Finnish Tax Authority prevails in its challenge, additional tax and penalties for the years 2008-2011 would total approximately $23 million. We expect the Finnish Tax Authority to agree with our position once its review is completed and, as such, believe it is unlikely NASDAQ OMX will be assessed any additional tax and penalties. Through December 31, 2011, we have recorded the tax benefits associated with the filing position.

In June 2009, NASDAQ OMX filed an application for an advance tax ruling with the Swedish Tax Council for Advance Tax Rulings. The application was filed to confirm whether certain interest expense is deductible for Swedish tax purposes under legislation that became effective on January 1, 2009. In June 2010, we received a favorable response from the Swedish Tax Council for Advance Tax Rulings in which all members of the Council agreed that the interest expense is deductible for Swedish tax purposes. The Swedish Tax Agency appealed the Council’s ruling to the Swedish Supreme Administrative Court. In November 2011, the Swedish Supreme Administrative Court rendered a ruling consistent with the favorable ruling from the Swedish Tax Council for Advance Tax Rulings. Since we have recorded all tax benefits associated with this matter, the ruling did not affect our financial position or results of operations.

Net Loss Attributable to Noncontrolling Interests

Net loss attributable to noncontrolling interests was $4 million in 2011 compared with $6 million in 2010 and $3 million in 2009. The losses are primarily attributable to noncontrolling interests in IDCG.

Non-GAAP Financial Measures

In addition to disclosing results determined in accordance with U.S. GAAP, we have also provided non-GAAP net income attributable to NASDAQ OMX and non-GAAP diluted earnings per share. Management uses this non-GAAP information internally, along with U.S. GAAP information, in evaluating our performance and in making financial and operational decisions.

We believe our presentation of these measures provides investors with greater transparency and supplemental data relating to our financial condition and results of operations. In addition, we believe the presentation of these measures is useful to investors for period-to-period comparison of results as the items described below do not reflect operating performance. These measures are not in accordance with, or an alternative to, U.S. GAAP, and may be different from non-GAAP measures used by other companies. Investors should not rely on any single financial measure when evaluating our business. We recommend investors review the U.S. GAAP financial measures included in this Annual Report on Form 10-K, including our consolidated financial statements and the notes thereto. When viewed in conjunction with our U.S. GAAP results and the accompanying reconciliation, we believe these non-GAAP measures provide greater transparency and a more complete understanding of factors affecting our business than U.S. GAAP measures alone. Our management uses these measures to evaluate operating performance, and management decisions made during the reporting period are made by excluding certain items that we believe have less significance on, or do not impact, the day-to-day performance of our business. We understand that analysts and investors regularly rely on non-GAAP financial measures, such as non-GAAP net income and non-GAAP diluted earnings per share, to assess operating performance. We use non-GAAP net income attributable to NASDAQ OMX and non-GAAP diluted earnings per share because they more clearly highlight trends in our business that may not otherwise be apparent when relying solely on U.S. GAAP financial measures, since these measures eliminate from our results specific financial items that have less bearing on our operating performance. Non-GAAP net income attributable to NASDAQ OMX for the periods presented below is calculated by adjusting net income attributable to NASDAQ OMX for charges or gains related to acquisition and divestiture transactions, integration activities related to acquisitions and other significant infrequent charges or gains and their related income tax effects that are not related to our core business. We do not believe these items are representative of our future operating performance since these charges were not consistent with our normal operating performance.

Non-GAAP adjustments for the year ended December 31, 2011 primarily related to the following:

(i) merger and strategic initiatives costs, primarily costs for advisors, bank commitment fees, legal and other professional services, related to our joint proposal to acquire NYSE Euronext, as well as costs related to recent acquisitions and other strategic initiatives, (ii) debt extinguishment and refinancing charges related to the repayment of the 2013 Convertible Notes and the repayment of our $700 million senior unsecured term loan facility, (iii) an asset impairment charge related to our available-for-sale investment security in DFM, (iv) an adjustment to the income tax provision to reflect these non-GAAP adjustments, and (v) significant tax adjustments, net due to the impact of changes in tax laws in certain jurisdictions where NASDAQ OMX operates.

Non-GAAP adjustments for the year ended December 31, 2010 primarily related to the following:

(i) merger and strategic initiatives costs, consisting primarily of costs for legal and consulting related to our acquisitions of SMARTS and FTEN, (ii) debt extinguishment and refinancing charges related to the repayment of our senior secured credit facilities in place as of December 31, 2009, (iii) a sublease loss reserve charge recorded on space we occupy in Philadelphia, San Francisco and London due to our decision to vacate this space, (iv) a loss on divestiture of businesses due to our decision to close the businesses of both NEURO ($6 million) and Agora-X ($5 million), (v) asset retirement charges primarily related to obsolete technology, (vi) workforce reduction costs related to acquisitions, (vii) an adjustment to the income tax provision to reflect these non-GAAP adjustments, and (viii) significant tax adjustments, net due to provision-to-tax return adjustments related to our 2009 tax return liabilities.

Non-GAAP adjustments for the year ended December 31, 2009 primarily related to the following:

(i) merger and strategic initiatives costs directly attributable to the business combination with OMX AB and the acquisition of PHLX, which did not qualify as purchase accounting adjustments, (ii) a gain on early extinguishment of a portion of the 2013 Convertible Notes, net of costs, (iii) a sublease loss reserve charge recorded on the space we occupy in Stockholm, (iv) asset retirement charges primarily related to obsolete technology, (v) workforce reduction costs related to acquisitions, (vi) a debt conversion expense related to an inducement for conversion of most of our 3.75% convertible notes into common stock, (vii) impairment charges related to our investments in NASDAQ Dubai and Agora-X, as well as the sale of our Orc shares, (viii) a loss on the sale of our available-for-sale investment security in Oslo, (ix) a gain on the sale of substantially all of our Carpenter Moore insurance agency business and a gain on the sale of our Broker Services operations in the United Kingdom, (x) an adjustment to the income tax provision to reflect these non-GAAP adjustments, and (xi) significant tax adjustments, net primarily due to reductions in 2008 U.S. tax liabilities based on recent tax return filings and reductions in U.S. tax liabilities for years which are no longer subject to examination.

The following table represents reconciliations between U.S. GAAP net income and diluted earnings per share and non-GAAP net income and diluted earnings per share:

	Year Ended December 31, 2011		Year Ended December 31, 2010		Year Ended December 31, 2009
	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
	(in millions, except per share amounts)
U.S. GAAP net income attributable to NASDAQ OMX and diluted earnings per share	$387	$2.15	$395	$1.91	$266	$1.25

Non-GAAP adjustments:
Merger and strategic initiatives	38	0.21	4	0.02	17	0.08
Extinguishment of debt	31	0.17	40	0.20	(4)	(0.02)
Sublease reserves	—	—	5	0.03	8	0.04
Loss on divestiture of businesses	—	—	11	0.05	—	—
Asset retirements	—	—	2	0.01	13	0.06
Workforce reductions	—	—	9	0.04	15	0.07
Debt conversion expense	—	—	—	—	25	0.12
Asset impairment charge	18	0.10	—	—	—	—
Impairment of NASDAQ Dubai	—	—	—	—	82	0.38
Impairment of Agora-X	—	—	—	—	5	0.02
Sale of Orc shares	—	—	—	—	19	0.09
Loss on sale of investment security	—	—	—	—	5	0.02
Gain on sale of businesses	—	—	—	—	(12)	(0.06)
Other	4	0.03	5	0.02	5	0.02
Adjustment to the income tax provision to reflect non-GAAP adjustments(1)	(28)	(0.16)	(28)	(0.14)	(47)	(0.21)
Significant tax adjustments, net	5	0.03	(32)	(0.15)	(8)	(0.04)

Total non-GAAP adjustments, net of tax	68	0.38	16	0.08	123	0.57

Non-GAAP net income attributable to NASDAQ OMX and diluted earnings per share	$455	$2.53	$411	$1.99	$389	$1.82

Weighted-average common shares outstanding for diluted earnings per share		180,011,247		206,514,655		214,537,907

(1)	We determine the tax effect of each item based on the tax rules in the respective jurisdiction where the transaction occurred.

Liquidity and Capital Resources

While global markets and economic conditions continue to improve from adverse levels experienced during the past several years, investors and lenders remain cautious about the pace of the global economic recovery. This lack of confidence in the prospects for growth could result in sporadic increases in market volatility and lackluster trading volumes, which could in turn affect our ability to obtain additional funding from lenders. Currently, our cost and availability of funding remain healthy, as evidenced by our ability to refinance our credit facilities.

Historically, we have funded our operating activities and met our commitments through cash generated by operations, augmented by the periodic issuance of our common stock in the capital markets and by issuing debt obligations. In addition to these cash sources, we have a $750 million revolving credit commitment (including a swingline facility and letter of credit facility) under our senior unsecured five-year credit facility. As of December 31, 2011, $524 million is available. See “2011 Credit Facility,” of Note 8, “Debt Obligations,” to the consolidated financial statements for further discussion.

In the near term, we expect that our operations will provide sufficient cash to fund our operating expenses, capital expenditures, interest payments on our debt obligations, and our share repurchase program. Working capital (calculated as current assets less current liabilities) was $543 million at December 31, 2011, compared with $279 million at December 31, 2010, an increase of $264 million.

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

Financial Assets

The following table summarizes our financial assets:

	December 31, 2011	December 31, 2010
	(in millions)
Cash and cash equivalents	$506	$315
Restricted cash	43	60
Non-current restricted cash	105	105
Financial investments, at fair value	279	253

Total financial assets	$933	$733

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash in banks and all non-restricted highly liquid investments with original maturities of three months or less at the time of purchase. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy, and alternative investment choices. As of December 31, 2011, our cash and cash equivalents of $506 million were primarily invested in money market funds. In the long-term, we may use both internally generated funds and external sources to satisfy our debt obligations and other long-term liabilities. Cash and cash equivalents as of December 31, 2011 increased $191 million from December 31, 2010 primarily due to net cash provided by operating activities, partially offset by net cash used in financing activities and investing activities. See “Cash Flow Analysis” below for further discussion.

Current restricted cash, which was $43 million as of December 31, 2011 and $60 million as of December 31, 2010, is not available for general use by us due to regulatory and other requirements and is classified as restricted cash in the Consolidated Balance Sheets. As of December 31, 2011 and December 31, 2010, current restricted cash primarily includes cash held for regulatory purposes at NASDAQ OMX Stockholm and cash held in customer margin accounts at IDCG and NOCC. Non-current restricted cash was $105 million at December 31, 2011 and December 31, 2010 and includes a deposit in the guaranty fund of IDCG of $80 million, as well as $25 million segregated for NOCC to improve its liquidity position, which are not available for general use.

Repatriation of Cash

Our cash and cash equivalents held outside of the U.S. in various foreign subsidiaries totaled $158 million as of December 31, 2011 and $61 million as of December 31, 2010. The remaining balance held in the U.S. totaled $348 million as of December 31, 2011 and $254 million as of December 31, 2010.

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

Share Repurchase Program

In October 2011, our board of directors approved a share repurchase program authorizing NASDAQ OMX to repurchase in the aggregate up to $300 million of our outstanding common stock. These purchases may be made from time to time at prevailing market prices in open market purchases, privately-negotiated transactions, block purchase techniques or otherwise, as determined by our management. The purchases will be funded from existing cash balances. The share repurchase program may be suspended, modified or discontinued at any time. During the fourth quarter of 2011, we repurchased 3,983,481 shares of our common stock at an average price of $25.10, for an aggregate purchase price of $100 million.

Financial Investments, at Fair Value

Our financial investments, at fair value totaled $279 million as of December 31, 2011 and $253 million as of December 31, 2010 and are primarily comprised of trading securities, mainly Swedish government debt securities. Of these securities, $212 million as of December 31, 2011 and $190 million as of December 31, 2010 are restricted assets to meet regulatory capital requirements primarily for NASDAQ OMX Stockholm’s clearing operations. This balance also includes our available-for-sale investment security in DFM valued at $18 million as of December 31, 2011 and $33 million as of December 31, 2010. See Note 5, “Investments,” to the consolidated financial statements for further discussion of our trading securities and available-for-sale investment security.

Debt Obligations

The following table summarizes our debt obligations by contractual maturity:

	Maturity Date	December 31, 2011	December 31, 2010
		(in millions)
3.75% convertible notes (net of discount)(1)	October 2012	$—	$—
2.50% convertible senior notes	August 2013	88	388
4.00% senior unsecured notes (net of discount)	January 2015	399	398
$1.2 billion senior unsecured five-year credit facility:
$450 million senior unsecured term loan facility	September 2016	439	—
$750 million revolving credit commitment	September 2016	226	—
5.25% senior unsecured notes (net of discount)	January 2018	367	367
5.55% senior unsecured notes (net of discount)	January 2020	598	598
$700 million senior unsecured term loan facility	Repaid September 2011	—	570

Total debt obligations		2,117	2,321
Less current portion		(45)	(140)

Total long-term debt obligations		$2,072	$2,181

(1)	As of December 31, 2011 and December 31, 2010, approximately $0.5 million aggregate principal amount of the 3.75% convertible notes remained outstanding.

See Note 8, “Debt Obligations,” to the consolidated financial statements for further discussion of our debt obligations.

In addition to the revolving credit commitment, we also have other credit facilities related to our clearinghouses in order to meet liquidity and regulatory requirements. These credit facilities, which are available in multiple currencies, primarily Swedish Krona and U.S. dollar, totaled $447 million ($206 million in available liquidity and $241 million to satisfy regulatory requirements), none of which was utilized at December 31, 2011. At December 31, 2010, these credit facilities totaled $440 million ($196 million in available liquidity and $244 million to satisfy regulatory requirements), none of which was utilized.

At December 31, 2011, we were in compliance with the covenants of all of our debt obligations.

See Note 8, “Debt Obligations,” to the consolidated financial statements for further discussion of our debt obligations.

Derivative Clearing and Broker-Dealer Net Capital Requirements

Derivative Clearing Operations Regulatory Capital Requirements

We are required to maintain minimum levels of regulatory capital for our clearing operations for NASDAQ OMX Stockholm, NASDAQ OMX Commodities and IDCG. The level of regulatory capital required to be maintained is dependent upon many factors, including market conditions and creditworthiness of the counterparty. At December 31, 2011, we were required to maintain regulatory capital of $296 million which is comprised of:

•	$4 million of restricted cash;

•	$80 million of non-current restricted cash; and

•	$212 million primarily in Swedish government debt securities. These securities are included in financial investments, at fair value in the Consolidated Balance Sheets as of December 31, 2011.

In addition, we have available credit facilities of $241 million which can be utilized to satisfy our regulatory capital requirements. See “Debt Obligations” above for further discussion.

Broker-Dealer Net Capital Requirements

Our broker-dealer subsidiaries, Nasdaq Execution Services and NASDAQ Options Services, are subject to regulatory requirements intended to ensure their general financial soundness and liquidity. These requirements obligate these subsidiaries to comply with minimum net capital requirements. At December 31, 2011, Nasdaq Execution Services was required to maintain minimum net capital of $0.3 million and had total net capital of $11.9 million, or $11.6 million in excess of the minimum amount required. At December 31, 2011, NASDAQ Options Services also was required to maintain minimum net capital of $0.3 million and had total net capital of $3.3 million, or $3.0 million in excess of the minimum amount required.

Other Capital Requirements

NASDAQ Options Services also is required to maintain a $2 million minimum level of net capital under our clearing arrangement with OCC.

Cash Flow Analysis

The following tables summarize the changes in cash flows:

	Year Ended December 31,		Percentage Change
	2011	2010
	(in millions)
Net cash provided by (used in):
Operating activities	$669	$440	52.0%
Investing activities	(146)	(118)	23.7%
Financing activities	(325)	(595)	(45.4)%
Effect of exchange rate changes on cash and cash equivalents	(7)	(6)	16.7%

Net increase (decrease) in cash and cash equivalents	191	(279)	#
Cash and cash equivalents at the beginning of period	315	594	(47.0)%

Cash and cash equivalents at the end of period	$506	$315	60.6%

#	Denotes a variance greater than 100.0%.

Net Cash Provided by Operating Activities

The following items impacted our net cash provided by operating activities for the year ended December 31, 2011:

•	Net income of $383 million, plus:

•

Non-cash items of $206 million comprised primarily of $109 million of depreciation and amortization expense, $36 million of share-based compensation expense, $31 million for debt extinguishment and refinancing charges, $25 million related to loss on asset retirements and impairment charges, and $13 million related to accretion of debt discounts, partially offset by $10 million of excess tax benefits related to share-based compensation.

•	Decrease in other assets of $69 million primarily due to a decrease in non-current deferred tax assets related to the utilization of a capital-loss carry-back.

•	Increase in accounts payable and accrued expenses of $24 million primarily due to the timing of payments and an increase in accrued interest payable.

•	Increase in Section 31 fees payable to SEC of $24 million primarily due to higher fee rates in 2011.

Partially offset by a:

•	Decrease in other liabilities of $22 million primarily reflecting the utilization of sublease reserves and decreased accrued taxes.

•	Decrease in deferred revenue of $14 million mainly due to the timing and delivery of Market Technology projects.

The following items impacted our net cash provided by operating activities for the year ended December 31, 2010:

•	Net income of $389 million, plus:

•

Non-cash items of $178 million comprised primarily of $103 million of depreciation and amortization expense, $37 million for debt extinguishment and refinancing charges (including $28 million for the write-off of the remaining unamortized balance of debt issuance costs incurred in conjunction with our senior secured credit facilities in place as of December 31, 2009 and $9 million in costs to terminate our float-to-fixed interest rate swaps previously designated as a cash flow hedge), $33 million of share-based compensation expense, $14 million related to accretion of debt discounts, $11 million for loss on divestiture of businesses, $6 million related to loss on asset retirements and impairment charges, and $6 million related to amortization of debt issuance costs, partially offset by deferred income taxes of $35 million.

Partially offset by a:

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

•	Decrease in Section 31 fees payable to SEC of $55 million primarily due to lower fee rates in 2010.

We expect that net cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, accounts receivable collections, share-based compensation and the timing and amount of other payments that we make.

Net Cash Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2011 primarily consisted of purchases of trading securities, purchases of property and equipment and cash used for acquisitions, partially offset by proceeds from sales and redemptions of trading securities. In 2010, cash used in investing activities primarily related to purchases of trading securities, cash used for acquisitions, and purchases of property and equipment, partially offset by proceeds from sales and redemptions of trading securities.

Net Cash Used in Financing Activities

Net cash used in financing activities for the year ended December 31, 2011 primarily consisted of the repayment of debt obligations of $948 million consisting of the repayment of our term loans in place as of December 31, 2010, or the Term Loans, of $570 million, repayment of $335 million of the aggregate principal amount outstanding of the 2013 Convertible Notes for $343 million, a required quarterly principal payment of $11 million on our $450 million funded term loan, or 2016 Term Loan, and an optional principal payment of $24 million on our revolving credit commitment. We also utilized $100 million of cash in connection with our share repurchase program. These decreases were partially offset by proceeds from debt obligations of $700 million consisting of $450 million in proceeds received from the issuance of the 2016 Term Loan and $250 million in proceeds received from borrowings under our revolving credit commitment. For further discussion of the 2016 Term Loan, as well as the repayment of our debt obligations, see “Credit Facilities,” of Note 8, “Debt Obligations,” to the consolidated financial statements.

Net cash used in financing activities for the year ended December 31, 2010 primarily consisted of the repayment of debt obligations of $2.2 billion consisting of the repayment of our senior secured credit facilities in place as of December 31, 2009 of $1.7 billion, repayment of our $370 million senior unsecured bridge facility, repayment of $130 million on the Term Loans, including optional payments of $60 million, and a $16 million payment related to the payoff of our subordinated debt obligation assumed in the acquisition of certain subsidiaries of Nord Pool. We also utilized $797 million of cash in connection with our share repurchase program, which includes our stock repurchase from Borse Dubai. These decreases were partially offset by net proceeds received of $2.4 billion, which is comprised of the following:

•	$1 billion from the issuance of senior unsecured notes;

•	$700 million from the issuance of Term Loans;

•	$370 million from the issuance of the 2018 Notes; and

•	$370 million from our senior unsecured bridge facility.

For further discussion of our debt obligations, see Note 8, “Debt Obligations,” to the consolidated financial statements. For further discussion of our share repurchase programs, see “Share Repurchase Programs and Share Repurchase from Borse Dubai,” of Note 12, “NASDAQ OMX Stockholders’ Equity,” to the consolidated financial statements.

Contractual Obligations and Contingent Commitments

NASDAQ OMX has contractual obligations to make future payments under debt obligations by contract maturity, minimum rental commitments under non-cancelable operating leases, net and other obligations. The following table shows these contractual obligations as of December 31, 2011:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Debt obligations by contract maturity(1)	$2,641	$127	$341	$1,057	$1,116
Minimum rental commitments under non-cancelable operating leases, net(2)	499	76	124	115	184
Other obligations(3)	29	24	5	—	—

Total	$3,169	$227	$470	$1,172	$1,300

(1)

Our debt obligations include both principal and interest obligations. At December 31, 2011, an interest rate of 1.67% was used to compute the amount of the contractual obligations for interest on our 2016 Term Loan and an interest rate of 1.46% was used to compute the amount of the contractual obligations for interest on our revolving credit commitment. All other debt obligations were calculated on a 360-day basis at the contractual fixed rate multiplied by the aggregate principal amount at December 31, 2011. See Note 8, “Debt Obligations,” to the consolidated financial statements for further discussion.

(2)

We lease some of our office space and equipment under non-cancelable operating leases with third parties and sublease office space to third parties. Some of our leases contain renewal options and escalation clauses based on increases in property taxes and building operating costs.

(3)

In connection with our acquisitions of FTEN, SMARTS and Glide Technologies, we entered into escrow agreements to secure the payment of post-closing adjustments and other closing conditions. At December 31, 2011, these agreements provide for future payments of $29 million and are included in other current liabilities and other non-current liabilities in the Consolidated Balance Sheets.

Off-Balance Sheet Arrangements

Collateral Received for Clearing Operations, Guarantees Issued and Credit Facilities Available

Collateral Received for Clearing Operations

Through our clearing operations in the derivatives markets with NASDAQ OMX Commodities, NASDAQ OMX Stockholm and IDCG, as well as riskless principal trading at NOCC and the resale and repurchase market with NASDAQ OMX Stockholm, we are the legal counterparty for each position traded and thereby guarantee the fulfillment of each contract. We also act as the counterparty for certain trades on OTC derivative contracts. The derivatives are not used by us for the purpose of trading on our own behalf and the resale and repurchase agreements are not used by us for financing purposes. The structure and operations of NASDAQ OMX Commodities and NASDAQ OMX Stockholm differ from other clearinghouses. See “Derivative Positions, at Fair Value,” of Note 14, “Fair Value of Financial Instruments,” to the consolidated financial statements for further discussion. As a legal counterparty of each transaction, we bear the counterparty risk between the purchaser and seller in the contract. The counterparty risks are measured using models that are agreed to with the Financial Supervisory Authority of the application country, which requires us to provide minimum guarantees and maintain certain levels of regulatory capital.

Proposed regulations, including the European Market Infrastructure Regulation, are expected to require CCPs to maintain a default fund to which clearing members of the CCP will have to contribute. In anticipation of these regulations, NASDAQ OMX Stockholm is currently preparing for the implementation of a member sponsored default fund with an expected launch date in March 2012. The level of regulatory capital will be determined in accordance with our regulatory capital policy, as approved by the SFSA. Clearing member contributions will be proportional to the exposures of each clearing member.

We require our customers and clearing members to pledge collateral and meet certain minimum financial standards to mitigate the risk if they become unable to satisfy their obligations. Total customer pledged collateral with NASDAQ OMX Commodities and NASDAQ OMX Stockholm was $5.0 billion at December 31, 2011 and $8.7 billion at December 31, 2010. This pledged collateral is held by a third-party custodian bank for the benefit of the clearing members and is accessible by NASDAQ OMX in the event of default. Since these funds are not held by NASDAQ OMX Commodities or NASDAQ OMX Stockholm and they are not available for our use, we do not receive any interest income on these funds.

We also require market participants at IDCG and NOCC to meet certain minimum financial standards to mitigate the risk if they become unable to satisfy their obligations and to provide collateral to cover the daily margin call. Customer pledged cash collateral held by IDCG and NOCC, which was $9 million at December 31, 2011 and $15 million at December 31, 2010, is included in restricted cash with an offsetting liability included in other current liabilities in the Consolidated Balance Sheets, as the risks and rewards of collateral ownership, including interest income, belong to IDCG and NOCC. Clearing member pledged cash collateral, included in IDCG’s guaranty fund, was $8 million at both December 31, 2011 and December 31, 2010. This cash is included in non-current restricted cash with an offsetting liability included in other non-current liabilities in the Consolidated Balance Sheets, as the risks and rewards of collateral ownership, including interest income, belong to IDCG.

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

Guarantees Issued and Credit Facilities Available

In addition to the collateral pledged by market participants discussed above, we have obtained financial guarantees and credit facilities which are guaranteed by us through counter indemnities, to provide further liquidity and default protection. Financial guarantees issued to us totaled $4 million at December 31, 2011 and $5 million at December 31, 2010. Credit facilities, which are available in multiple currencies, primarily Swedish Krona and U.S. dollar, totaled $447 million ($206 million in available liquidity and $241 million to satisfy regulatory requirements), none of which was utilized at December 31, 2011. At December 31, 2010, these facilities totaled $440 million ($196 million in available liquidity and $244 million to satisfy regulatory requirements), none of which was utilized.

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

Other Guarantees

We have provided other guarantees of $17 million as of December 31, 2011 and $18 million as of December 31, 2010. These guarantees primarily related to obligations for our rental and leasing contracts. In addition, for certain Market Technology contracts, we have provided performance guarantees of $6 million as of December 31, 2011 and December 31, 2010 related to the delivery of software technology and support services. We have received financial guarantees from various financial institutions to support these guarantees.

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

Interest Rate Risk

The following table summarizes our financial assets and liabilities that are subject to interest rate risk as of December 31, 2011:

	Financial Assets	Financial Liabilities(1)	Negative impact of a 100 bp adverse shift in interest rate(2)
	(in millions)
Floating rate positions(3)	$655	$665	$—
Fixed rate positions(4)	260	1,463	1

Total	$915	$2,128	$1

(1)	Represents total contractual debt obligations.
(2)	Annualized impact of a 100 basis point parallel adverse shift in the yield curve.
(3)	Includes floating rate and fixed interest rates with a maturity or reset date due within 12 months.
(4)	Financial assets primarily consist of Swedish government debt securities, which are classified as trading investment securities, with an average duration of 1.6 years.

We are exposed to cash flow risk on floating rate financial assets and financial liabilities at December 31, 2011. When interest rates on financial assets of floating rate positions decrease, net interest income decreases. When interest rates on financial liabilities of floating rate positions increase, net interest expense increases. Based on December 31, 2011 positions, each 1.0% change in interest rate on our net floating rate positions would impact annual pre-tax income negatively by an immaterial amount as reflected in the table above.

We are exposed to price risk on our fixed rate financial assets, which totaled $260 million at December 31, 2011 and have an average duration of 1.6 years. The net effect of a parallel shift on 1.0% of the interest rate curve, taking into account the change in fair value and increase in interest income, would impact annual pre-tax income negatively by $1 million.

Foreign Currency Exchange Rate Risk

As a leading global exchange group, we are subject to foreign currency translation risk. For the year ended December 31, 2011, approximately 35.6% of our revenues less transaction rebates, brokerage, clearance and exchange fees and 31.4% of our operating income were derived in currencies other than the U.S. dollar, primarily the Swedish Krona, Euro, Norwegian Krone and Danish Krone. For the year ended December 31, 2010, approximately 33.9% of our revenues less transaction rebates, brokerage, clearance and exchange fees and 26.4% of our operating income were derived in currencies other than the U.S. dollar, primarily the Swedish Krona, Euro, Norwegian Krone, and Danish Krone.

Our primary exposure to foreign currency denominated revenues less transaction rebates, brokerage, clearance and exchange fees and operating income for the year ended December 31, 2011 is presented in the following table:

	Swedish Krona	Euro	Norwegian Krone	Danish Krone	Other Foreign Currencies
	(in millions, except currency rate)
Average foreign currency rate to the U.S. dollar in 2011	0.1542	1.3922	0.1785	0.1868	#
Percentage of revenues less transaction rebates, brokerage, clearance and exchange fees	23.3%	3.6%	2.8%	2.8%	3.1%
Percentage of operating income	22.0%	5.9%	2.8%	3.9%	(3.2)%
Impact of a 10% adverse currency fluctuation on revenues less transaction rebates, brokerage, clearance and exchange fees	$(39)	$(6)	$(5)	$(5)	$(5)
Impact of a 10% adverse currency fluctuation on operating income	$(15)	$(4)	$(2)	$(5)	$—

#	Represents multiple foreign currency rates.

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

Our investments in foreign subsidiaries are exposed to volatility in currency exchange rates through translation of the foreign subsidiaries’ net assets or equity to U.S. dollars. Substantially all of our foreign subsidiaries operate in functional currencies other than the U.S. dollar. Fluctuations in currency exchange rates may create volatility in our results of operations as we are required to translate the balance sheets and operational results of these foreign currency denominated subsidiaries into U.S. dollars for consolidated reporting. The translation of foreign subsidiaries’ non-U.S. dollar balance sheets into U.S. dollars for consolidated reporting results in a cumulative translation adjustment which is recorded in accumulated other comprehensive loss within stockholders’ equity in the Consolidated Balance Sheets.

Our primary exposure to net assets in foreign currencies as of December 31, 2011 is presented in the following table:

	Net Assets	Impact of a 10% Adverse Currency Fluctuation
	(millions of dollars)
Swedish Krona(1)	$4,191	$(419)
Norwegian Krone	267	(27)
Euro	89	(9)
Australian Dollar	88	(9)

(1)	Includes goodwill of $3,171 million and intangible assets, net of $998 million.

Credit Risk

Credit risk is the potential loss due to the default or deterioration in credit quality of customers or counterparties. We are exposed to credit risk from third parties, including customers, counterparties and clearing agents. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. We limit our exposure to credit risk by rigorously evaluating the counterparties with which we make investments and execute agreements. The financial investment portfolio objective is to invest in securities to preserve principal while maximizing yields, without significantly increasing risk. Credit risk associated with investments is minimized substantially by ensuring that these financial assets are placed with governments which have investment grade ratings, well-capitalized financial institutions and other creditworthy counterparties.

Our subsidiaries Nasdaq Execution Services and NASDAQ Options Services may be exposed to credit risk, due to the default of trading counterparties, in connection with the routing services they provide for our trading customers. System trades in cash equities routed to other market centers for members of The NASDAQ Stock Market are routed by Nasdaq Execution Services for clearing to NSCC. In this function, Nasdaq Execution Services is to be neutral by the end of the trading day, but may be exposed to intraday risk if a trade extends beyond the trading day and into the next day, thereby leaving Nasdaq Execution Services susceptible to counterparty risk in the period between accepting the trade and routing it to the clearinghouse. In this interim period, Nasdaq Execution Services is not novating like a clearing broker but instead is subject to the short-term risk of counterparty failure before the clearinghouse enters the transaction. Once the clearinghouse officially accepts the trade for novation, Nasdaq Execution Services is legally removed from risk. System trades in derivative contracts for the opening and closing cross and trades routed to other market centers are cleared by NASDAQ Options Services, as a member of the OCC. For these trades, novation is done at the end of the trading day, and settlement is complete by 10:00 am on the following day.

Pursuant to the rules of the NSCC and Nasdaq Execution Services’ clearing agreement, Nasdaq Execution Services is liable for any losses incurred due to a counterparty or a clearing agent’s failure to satisfy its contractual obligations, either by making payment or delivering securities. Pursuant to the rules of the OCC and NASDAQ Options Services’ clearing agreement, NASDAQ Options Services is liable for any losses incurred due to a counterparty or a clearing agent’s failure to satisfy its contractual obligations, either by making payment or delivering securities. Adverse movements in the prices of securities and derivative contracts that are subject to these transactions can increase our credit risk. However, we believe that the risk of material loss is limited, as Nasdaq Execution Services’ and NASDAQ Options Services’ customers are not permitted to trade on margin and NSCC and OCC rules limit counterparty risk on self-cleared transactions by establishing credit limits and capital deposit requirements for all brokers that clear with NSCC and OCC. Historically, neither Nasdaq Execution Services nor NASDAQ Options Services has incurred a liability due to a customer’s failure to satisfy its contractual obligations as counterparty to a system trade. Credit difficulties or insolvency, or the perceived possibility of credit difficulties or insolvency, of one or more larger or visible market participants could also result in market-wide credit difficulties or other market disruptions.

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

On an ongoing basis, we review and evaluate changes in the status of our counterparties’ creditworthiness. Credit losses such as those described above could adversely affect our consolidated financial position and results of operations.

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

Revenue Recognition

Issuer Services Revenues

Global Listing Services

Listing Services revenues in the U.S. include annual renewal fees, listing of additional shares fees and initial listing fees. Annual renewal fees do not require any judgments or assumptions by management as these amounts are recognized ratably over the following 12-month period. However, listing of additional shares fees and initial listing fees are recognized on a straight-line basis over estimated service periods, which are four and six years, respectively, based on our historical listing experience and projected future listing duration. Unamortized balances are recorded as deferred revenue in the Consolidated Balance Sheets.

Market Technology Revenues

Revenues are primarily derived from license, support and facility management revenues, delivery project revenues, as well as change request, advisory and broker surveillance revenues.

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

License and support revenues are derived from the system solutions developed and sold by NASDAQ OMX that are generally entered into in multiple-element sales arrangements. After we have developed and sold a system solution, the customer licenses the right to use the software and may require post contract support and other services. Facility management revenues are also generally entered into in multiple-element sales arrangements and are derived when NASDAQ OMX assumes responsibility for the continuous operation of a system platform for a customer and receives facility management revenues which can be both fixed and volume-based. Revenues for license, support and facility management services are generally deferred and recognized over either the final element of the arrangement or the entire term of the arrangement for which the services will be delivered. We record the deferral of revenue associated with multiple-element sales arrangements in deferred revenue and non-current deferred revenue and the deferral of costs in other current assets and other non-current assets in the Consolidated Balance Sheets.

Delivery project revenues are derived from the installation phase of the system solutions developed and sold by NASDAQ OMX. The majority of our delivery projects involve individual adaptations to the specific requirements of the customer, such as those relating to functionality and capacity. We may customize our software technology and make significant modifications to the software to meet the needs of our customers, and as such, we account for these arrangements under contract accounting. Under contract accounting, when VSOE for valuing certain elements of an arrangement cannot be established, total revenues, as well as costs incurred, are deferred until the customization and significant modifications are complete and are then recognized over the post contract support period. We record the deferral of this revenue in deferred revenue and non-current deferred revenue and the deferral of costs in other current assets and other non-current assets in the Consolidated Balance Sheets.

Change request, advisory and broker surveillance revenues do not require any judgments or assumptions by management as these amounts are recognized in revenue when earned.

Goodwill and Related Impairment

Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of a business acquired. Goodwill is allocated to our reporting units based on the assignment of the fair values of each reporting unit of the acquired company. We are required to test goodwill for impairment at the reporting unit level annually, or in interim periods if certain events occur indicating that the carrying amount may be impaired. We test for impairment during the fourth quarter of our fiscal year using carrying amounts as of October 1. In conducting the 2011 annual impairment test for goodwill, we first performed a qualitative assessment to determine whether it was more likely than not that the fair value of a reporting unit was less than the carrying amount as a basis for determining whether it was necessary to perform the two-step quantitative goodwill impairment test described in Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 350, “Intangibles–Goodwill and Other,” or ASC Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step quantitative test for goodwill impairment is performed for the appropriate reporting units. Otherwise, we conclude that no impairment is indicated and the two-step quantitative test for goodwill impairment is not performed.

In conducting the initial qualitative assessment, we analyzed actual and projected growth trends for reach reporting unit, as well as historical performance versus plan and the results of prior quantitative tests performed. Additionally, each reporting unit assessed critical areas that may impact their business, including macroeconomic conditions and the related impact, market related exposures, competitive changes, new or discontinued products, changes in key personnel, or any other potential risks to their projected financial results.

If required, the quantitative goodwill impairment test is a two-step process performed at the reporting unit level. First, the fair value of each reporting unit is compared to its corresponding carrying amount, including goodwill. The fair value of each reporting unit is estimated using a combination of discounted cash flow valuations, which incorporate assumptions regarding future growth rates, terminal values, and discount rates, as well as guideline public company valuations, incorporating relevant trading multiples of comparable companies and other factors. The estimates and assumptions used consider historical performance and are consistent with the assumptions used in determining future profit plans for each reporting unit, which are approved by the our board of directors. If the first step results in the carrying value exceeding the fair value of any reporting unit, then a second step must be completed in order to determine the amount of goodwill impairment that should be recorded. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill in a manner similar to a purchase price allocation. The implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge is recorded for any difference.

There was no impairment of goodwill for the years ended December 31, 2011, 2010 and 2009. However, events such as economic weakness and unexpected significant declines in operating results of reporting units may result in goodwill impairment charges in the future.

Indefinite-Lived Intangible Assets and Related Impairment

Intangible assets deemed to have indefinite useful lives are tested for impairment at least annually and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than its carrying amount. The fair value of indefinite-lived intangible assets is primarily determined on the basis of estimated discounted value, using the relief from royalty approach for trade names and the Greenfield Approach for exchange and clearing registrations and licenses, both of which incorporate assumptions regarding future revenue projections and discount rates. Similar to goodwill impairment testing, we test for impairment of indefinite-lived intangible assets during the fourth quarter of our fiscal year using carrying amounts as of October 1. Impairment exists if the carrying amount of the indefinite-lived intangible asset exceeds its fair value and an impairment charge is recorded for the difference. There was no impairment of indefinite-lived intangible assets for the years ended December 31, 2011, 2010 and 2009. However, events such as economic weakness and unexpected significant declines in operating results may result in goodwill impairment charges in the future.

Other Long-Lived Assets and Related Impairment

We also assess potential impairments to our other long-lived assets, including finite-lived intangible assets, equity method investments, property and equipment and other assets, when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the carrying amount of the long-lived asset exceeds its fair value and is not recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. We evaluate our equity method investments for other-than-temporary declines in value by considering a variety of factors such as the earnings capacity of the investment and the fair value of the investment compared to its carrying amount. In addition, for investments where the market value is readily determinable, we consider the underlying stock price as an additional factor. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value and is recorded as a reduction in the carrying amount of the related asset and a charge to operating results.

In 2009, we recorded losses of $87 million due to impairment charges related to NASDAQ Dubai and Agora-X. These charges were included in income (loss) from unconsolidated investees, net in the Consolidated Statements of Income. See Note 5, “Investments,” to the consolidated financial statements for further discussion. No other impairments of long-lived assets were recorded in 2011, 2010 or 2009.

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

Share-Based Compensation

The accounting for share-based compensation requires the measurement and recognition of compensation expense for all share-based awards made to employees based on estimated fair values. Share-based awards, or equity awards, include employee stock options, restricted stock and performance share units, or PSUs. Prior to October 2008, restricted stock generally refers to restricted stock awards and after October 2008, restricted stock generally refers to restricted stock units.

We estimate the fair value of employee stock options using the Black-Scholes valuation model. Assumptions used in the Black-Scholes valuation model include the expected life of the award, the weighted-average risk-free rate, the expected volatility, and the dividend yield. Our computation of expected life is based on historical exercise patterns. The risk-free interest rate for periods within the expected life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. Our computation of expected volatility is based on a market-based implied volatility. Our credit facilities limit our ability to pay dividends. Before our credit facilities were in place, it was not our policy to declare or pay cash dividends on our common stock.

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

Translation gains or losses resulting from translating our subsidiaries’ financial statements from the local functional currency to the reporting currency, net of tax, are included in accumulated other comprehensive loss within stockholders’ equity in the Consolidated Balance Sheets. Assets and liabilities are translated at the balance sheet date while revenues and expenses are recorded at the date the transaction occurs or at an applicable average rate.

Deferred taxes are not provided on cumulative translation adjustments where we expect earnings of a foreign subsidiary to be indefinitely reinvested. The income tax effect of currency translation adjustments related to foreign subsidiaries that are not considered indefinitely reinvested is recorded as a component of deferred taxes with an offset to accumulated other comprehensive loss within stockholders’ equity in the Consolidated Balance Sheets.

Recently Adopted Accounting Pronouncements

ASC Topic 820—In January 2010, the FASB issued amended guidance relating to FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” or ASC Topic 820. The amended guidance requires new disclosures as follows:

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

ASC Topic 220—In June 2011, the FASB issued amended guidance relating to FASB ASC Topic 220, “Comprehensive Income,” or ASC Topic 220, which eliminates the option to present the components of other comprehensive income as part of the statement of equity. Instead, the amended guidance requires entities to report components of comprehensive income in either a single continuous statement of comprehensive income containing two sections, net income and other comprehensive income, or in two separate but consecutive statements. This accounting guidance is effective for us on January 1, 2012 with early adoption permitted. We adopted this guidance as of June 30, 2011 and present two separate but consecutive statements presenting the components of comprehensive income. Since this guidance only required a change in the format of the presentation of comprehensive income, it did not affect our financial position or results of operations.

ASC Topic 350—In September 2011, the FASB issued amended guidance relating to FASB ASC Topic 350, which affects all entities that have goodwill reported in the financial statements. The amended guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test described in ASC Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, an entity determines that it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, then performing the two-step impairment test is unnecessary. This accounting guidance is effective for us on January 1, 2012 with early adoption permitted. We adopted this guidance as of September 30, 2011 and used the qualitative assessment option for our annual goodwill impairment test performed for fiscal 2011. For testing procedures and results, see “Goodwill,” of Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements. Since this guidance only changed the manner in which we assess goodwill for impairment, it did not affect our financial position or results of operations.

Summarized Quarterly Financial Data (Unaudited)

	1st Qtr 2011	2nd Qtr 2011	3rd Qtr 2011	4th Qtr 2011
	(in millions, except per share amounts)
Total revenues	$817	$838	$946	$839
Cost of revenues	(402)	(422)	(508)	(417)

Revenues less transaction rebates, brokerage, clearance and exchange fees	415	416	438	422
Total operating expenses	234	258	243	261

Operating income	181	158	195	161

Net income attributable to NASDAQ OMX	$104	$92	$110	$82

Basic earnings per share	$0.59	$0.52	$0.62	$0.46

Diluted earnings per share	$0.57	$0.51	$0.61	$0.45

	1st Qtr 2010	2nd Qtr 2010	3rd Qtr 2010	4th Qtr 2010
	(in millions, except per share amounts)
Total revenues	$771	$886	$757	$783
Cost of revenues	(411)	(496)	(385)	(383)

Revenues less transaction rebates, brokerage, clearance and exchange fees	360	390	372	400
Total operating expenses	248	211	207	225

Operating income	112	179	165	175

Net income attributable to NASDAQ OMX	$61	$96	$101	$137

Basic earnings per share	$0.29	$0.46	$0.51	$0.70

Diluted earnings per share	$0.28	$0.46	$0.50	$0.69

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Information about quantitative and qualitative disclosures about market risk is incorporated herein by reference from “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk.”

Item 8. Financial Statements and Supplementary Data.

NASDAQ OMX’s consolidated financial statements, including Consolidated Balance Sheets as of December 31, 2011 and 2010, Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009, Consolidated Statements of Comprehensive Income for the years ended December 31, 2011, 2010 and 2009, Consolidated Statements of Changes in Equity for the years ended December 31, 2011, 2010 and 2009, Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009 and notes to our consolidated financial statements, together with a report thereon of Ernst & Young LLP, dated February 24, 2012, are attached hereto as pages F-1 through F-73 and incorporated by reference herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a). Disclosure controls and procedures. NASDAQ OMX’s management, with the participation of NASDAQ OMX’s Chief Executive Officer and President, and Chief Financial Officer and Executive Vice President, Corporate Strategy, has evaluated the effectiveness of NASDAQ OMX’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, NASDAQ OMX’s Chief Executive Officer and President, and Chief Financial Officer and Executive Vice President, Corporate Strategy have concluded that, as of the end of such period, NASDAQ OMX’s disclosure controls and procedures are effective.

(b). Internal controls over financial reporting. There have been no changes in NASDAQ OMX’s internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, NASDAQ OMX’s internal controls over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on its assessment, our management believes that, as of December 31, 2011, our internal control over financial reporting is effective.

Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on NASDAQ OMX’s internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of The NASDAQ OMX Group, Inc.

We have audited The NASDAQ OMX Group, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The NASDAQ OMX Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, The NASDAQ OMX Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standard of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The NASDAQ OMX Group, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2011 of The NASDAQ OMX Group, Inc. and our report dated February 24, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

February 24, 2012

Item 9B. Other Information.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Information about NASDAQ OMX’s directors, as required by Item 401 of Regulation S-K, is incorporated by reference from the discussion under the caption “Proposal I: Election of Directors” in NASDAQ OMX’s proxy statement for the 2012 Annual Meeting of Stockholders, or the Proxy. Information about NASDAQ OMX’s executive officers, as required by Item 401 of Regulation S-K, is incorporated by reference from the discussion under the caption “Executive Officers of NASDAQ OMX” in the Proxy. Information about Section 16 reports, as required by Item 405 of Regulation S-K, is incorporated by reference from the discussion under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy. Information about NASDAQ OMX’s code of ethics, as required by Item 406 of Regulation S-K, is incorporated by reference from the discussion under the caption “NASDAQ OMX Corporate Governance Guidelines and Code of Ethics” in the Proxy. Information about NASDAQ OMX’s nomination procedures, audit committee and audit committee financial experts, as required by Items 407(c)(3), 407(d)(4) and 407(d)(5) of Regulation S-K, is incorporated by reference from the discussion under the caption “Proposal I: Election of Directors” in the Proxy.

Item 11. Executive Compensation.

Information about NASDAQ OMX’s director and executive compensation, as required by Items 402, 407(e)(4) and 407(e)(5) of Regulation S-K, is incorporated by reference from the discussion under the captions “Director Compensation,” “Compensation Discussion and Analysis” and “Executive Compensation” in the Proxy.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information about security ownership of certain beneficial owners and management, as required by Item 403 of Regulation S-K, is incorporated by reference from the discussion under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy.

Equity Compensation Plan Information

NASDAQ OMX’s Equity Incentive Plan, or Equity Plan, provides for the issuance of our equity securities to our officers and other employees, directors and consultants. In addition, most employees of NASDAQ OMX and its subsidiaries are eligible to participate in the NASDAQ OMX Employee Stock Purchase Plan, or ESPP, at 85.0% of the fair market value of our common stock on the price calculation date. The Equity Plan and the ESPP have been approved previously by our stockholders. In 2003, we granted non-qualified stock options for 1,000,000 shares of common stock and 100,000 shares of restricted stock to Robert Greifeld, our Chief Executive Officer and President, as inducement awards to secure his employment with NASDAQ OMX. These two inducement awards were outside of the Equity Plan. The following table sets forth information regarding outstanding options and shares reserved for future issuance under all of NASDAQ OMX’s compensation plans as of December 31, 2011.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)(1)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)(c)
Equity compensation plans approved by stockholders	9,224,035		$19.32	9,739,312	(2)
Equity compensation plans not approved by stockholders	700,000	(3)(4)	$5.28
Total	9,924,035		$18.33	9,739,312	(2)

(1)

The amounts in this column include only the number of shares to be issued upon exercise of outstanding options, warrants and rights. At December 31, 2011, we also had 4,686,513 shares to be issued upon vesting of outstanding restricted stock and PSUs.

(2)	This amount includes 6,115,121 shares of common stock that may be awarded pursuant to the Equity Plan and 3,624,191 shares of common stock that may be issued pursuant to the ESPP.
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

(a)(3) Exhibits

Exhibit Index

Exhibit Number
3.1	Restated Certificate of Incorporation of NASDAQ OMX (incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed on August 7, 2009).

3.1.1	Certificate of Designation of Series A Convertible Preferred Stock of NASDAQ OMX (incorporated herein by reference to Exhibit 3.1.8 to the Current Report on Form 8-K filed on October 6, 2009).

3.2	By-Laws of NASDAQ OMX (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on December 9, 2011).

4.1	Form of Common Stock certificate (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form 10 filed on April 30, 2001).

4.2	Amended and Restated Securityholders Agreement, dated as of April 22, 2005, among Norway Acquisition SPV, LLC, Hellman & Friedman Capital Partners IV, L.P., H&F Executive Fund IV, L.P., H&F International Partners IV-A, L.P., and H&F International Partners IV-B, L.P., Silver Lake Partners TSA, L.P., Silver Lake Investors, L.P., VAB Investors, LLC and Integral Capital Partners VI, L.P. (incorporated herein by reference to Exhibit 4.5 to the Current Report on Form 8-K filed on April 28, 2005).

4.3	Registration Rights Agreement, dated as of April 22, 2005, among Nasdaq, Hellman & Friedman Capital Partners IV, L.P., H&F Executive Fund IV, L.P., H&F International Partners IV-A, L.P., and H&F International Partners IV-B, L.P., Silver Lake Partners TSA, L.P., Silver Lake Investors, L.P., VAB Investors, LLC and Integral Capital Partners VI, L.P. (incorporated herein by reference to Exhibit 4.4 to the Current Report on Form 8-K filed on April 28, 2005).

4.4	Indenture, dated as February 26, 2008, between Nasdaq and The Bank of New York (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 3, 2008).

4.5	Form of 2.50% Convertible Senior Note due 2013 (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on March 3, 2008).

4.6	Registration Rights Agreement, dated February 26, 2008, among The NASDAQ OMX Group, Inc., J.P. Morgan Securities Inc. and Banc of America Securities LLC (incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on March 3, 2008).

Exhibit Number
4.7	The NASDAQ OMX Group Inc.’s Stockholders’ Agreement, dated as of February 27, 2008, between The NASDAQ OMX Group, Inc. and Borse Dubai Limited (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 3, 2008).

4.7.1	First Amendment to The NASDAQ OMX Group Inc.’s Stockholders’ Agreement, dated as of February 19, 2009, between The NASDAQ OMX Group, Inc. and Borse Dubai Limited (incorporated herein by reference to Exhibit 4.10.1 to the Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 26, 2009).

4.8	Registration Rights Agreement, dated as of February 27, 2008, among The NASDAQ OMX Group, Inc., Borse Dubai Limited and Borse Dubai Nasdaq Share Trust (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on March 3, 2008).

4.8.1	First Amendment to Registration Rights Agreement, dated as of February 19, 2009, among The NASDAQ OMX Group, Inc., Borse Dubai Limited and Borse Dubai Nasdaq Share Trust (incorporated herein by reference to Exhibit 4.11.1 to the Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 26, 2009).

4.9	Indenture, dated as of January 15, 2010, between NASDAQ OMX and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on January 19, 2010).

4.10	First Supplemental Indenture, dated as of January 15, 2010, among NASDAQ OMX and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on January 19, 2010).

4.11	Second Supplemental Indenture, dated as of December 17, 2010, among NASDAQ OMX and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on December 21, 2010).

4.12	NASDAQ Stockholders’ Agreement, dated as of December 16, 2010, between The NASDAQ OMX Group, Inc. and Investor AB (incorporated herein by reference to Exhibit 4.12 to the Annual Report on Form 10-K for the year ended December 31, 2010 filed on February 24, 2011).

10.1	Amended and Restated Board Compensation Policy, effective as of May 26, 2011 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed on August 4, 2011).*

10.2	The NASDAQ OMX Group, Inc. 2010 Executive Corporate Incentive Plan, effective as of January 1, 2010 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed on August 4, 2010).*

10.3	Form of NASDAQ OMX Non-Qualified Stock Option Award Certificate (incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K for the year ended December 31, 2010 filed on February 24, 2011).*

10.4	Form of NASDAQ OMX Restricted Unit Award Certificate (employees) (incorporated herein by reference to Exhibit 10.4 to the Annual Report on Form 10-K for the year ended December 31, 2010 filed on February 24, 2011).*

10.5	Form of NASDAQ OMX Restricted Stock Unit Award Certificate (directors) (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed on August 4, 2011).*

Exhibit Number
10.6	Form of NASDAQ OMX Performance Share Unit Agreement (incorporated herein by reference to Exhibit 10.6 to the Annual Report on Form 10-K for the year ended December 31, 2010 filed on February 24, 2011).*

10.7	Amended and Restated Supplemental Executive Retirement Plan, dated as of December 17, 2008 (incorporated herein by reference to Exhibit 10.6 to the Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 26, 2009).*

10.7.1	Amendment No. 1 to Amended and Restated Supplemental Executive Retirement Plan, effective as of December 31, 2008 (incorporated herein by reference to Exhibit 10.6.1 to the Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 26, 2009).*

10.8	The NASDAQ OMX Group, Inc. Supplemental Employer Retirement Contribution Plan, dated as of December 17, 2008 (incorporated herein by reference to Exhibit 10.7 to the Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 26, 2009).*

10.9	Employment Agreement by and between Nasdaq and Robert Greifeld, effective as of January 1, 2007 (incorporated herein by reference to Exhibit 10.5 to the Annual Report on Form 10-K for the year ended December 31, 2006 filed on February 28, 2007).*

10.9.1	Amendment to Employment Agreement by and between NASDAQ OMX and Robert Greifeld, effective as of December 31, 2008 (incorporated herein by reference to Exhibit 10.8.1 to the Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 26, 2009).*

10.10	Nonqualified Stock Option Agreement between Nasdaq and Robert Greifeld reflecting December 13, 2006 grant (incorporated herein by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the year ended December 31, 2007 filed on February 25, 2008).*

10.11	Nonqualified Stock Option Agreement between NASDAQ OMX and Robert Greifeld reflecting June 30, 2009 grant (incorporated herein by reference to Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 18, 2010).*

10.12	2010 Performance Share Unit Agreement between NASDAQ OMX and Robert Greifeld (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed on November 3, 2010).*

10.13	2011 Performance Share Unit Agreement between NASDAQ OMX and Robert Greifeld (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed on November 4, 2011).*

10.14	Form of Amended and Restated Letter Agreement, effective as of December 31, 2008, between NASDAQ OMX and Certain Executive Officers (incorporated herein by reference to Exhibit 10.12 to the Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 26, 2009).*

10.15	Employment Agreement between Nasdaq and Edward Knight, effective as of December 29, 2000 (incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 31, 2003).*

10.15.1	First Amendment to Employment Agreement between Nasdaq and Edward Knight, effective February 1, 2002 (incorporated herein by reference to Exhibit 10.14.1 to the Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 31, 2003).*

10.15.2	Second Amendment to Employment Agreement between NASDAQ OMX and Edward Knight, effective as of December 31, 2008 (incorporated herein by reference to Exhibit 10.13.2 to the Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 26, 2009).*

Exhibit Number
10.16	Employment Agreement, dated as of June 24, 2008, between OMX AB and Hans-Ole Jochumsen (incorporated herein by reference to Exhibit 10.18 to the Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 18, 2010).*

10.17	Credit Agreement, dated as of December 17, 2010, among NASDAQ OMX, the Lenders party thereto, J.P. Morgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Securities LLC, as Sole Lead Arranger and Sole Lead Bookrunning Manager (incorporated herein by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the year ended December 31, 2010 filed on February 24, 2011).

10.18	Credit Agreement, dated as of September 19, 2011, among NASDAQ OMX, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities, Inc., Nordea Bank AB (publ.), Merchant Banking, Skandinaviska Enskilda Banken AB (publ.) UBS Securities LLC and Wells Fargo Securities, LLC (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on September 22, 2011).

11	Statement regarding computation of per share earnings (incorporated herein by reference from Note 13 to the consolidated financial statements under Part II, Item 9 of this Form 10-K).

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	List of all subsidiaries.

23.1	Consent of Ernst & Young.

24.1	Powers of Attorney.

31.1	Certification of Chief Executive Officer and President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).

31.2	Certification of Chief Financial Officer and Executive Vice President, Corporate Strategy pursuant to Section 302 of Sarbanes-Oxley.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Management contract or compensatory plan or arrangement.

**

The following materials from The NASDAQ OMX Group, Inc. Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009; (ii) Consolidated Balance Sheets at December 31, 2011 and December 31, 2010; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2011, 2010 and 2009; (iv) Consolidated Statements of Changes in Equity for the years ended December 31, 2011, 2010 and 2009: (v) Consolidated Statements of Cash Flows

for the years ended December 31, 2011, 2010 and 2009; and (vi) notes to consolidated financial statements. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(b)	Exhibits:

See Item 15(a)(3) above.

(c)	Financial Statement Schedules:

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2012.

THE NASDAQ OMX GROUP, INC.

By:	/S/ ROBERT GREIFELD
Name:	Robert Greifeld
Title:	Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 24, 2012.

Name	Title

/S/ ROBERT GREIFELD Robert Greifeld	Chief Executive Officer, President and Director (Principal Executive Officer)

/S/ LEE SHAVEL Lee Shavel	Chief Financial Officer and Executive Vice President, Corporate Strategy (Principal Financial Officer)

/S/ RONALD HASSEN Ronald Hassen	Senior Vice President and Controller (Principal Accounting Officer)

* H. Furlong Baldwin	Chairman of the Board

* Urban Bäckström	Deputy Chairman of the Board

* Steven D. Black	Director

* Michael Casey	Director

* Börje Ekholm	Director

* Lon Gorman	Director

* Glenn H. Hutchins	Director

* Birgitta Kantola	Director

* Essa Kazim	Director

Name	Title

* John D. Markese	Director

* Hans Munk Nielsen	Director

* Thomas F. O’Neill	Director

* James S. Riepe	Director

* Michael R. Splinter	Director

* Lars Wedenborn	Director

* Deborah L. Wince-Smith	Director

*	Pursuant to Power of Attorney

By:	/S/ EDWARD S. KNIGHT
Edward S. Knight
Attorney-in-Fact

THE NASDAQ OMX GROUP, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

The following consolidated financial statements and schedule of The NASDAQ OMX Group, Inc. and its subsidiaries are presented herein on the page indicated:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of The NASDAQ OMX Group, Inc.

We have audited the accompanying consolidated balance sheets of The NASDAQ OMX Group, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index under Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The NASDAQ OMX Group, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The NASDAQ OMX Group, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

February 24, 2012

The NASDAQ OMX Group, Inc.

Consolidated Balance Sheets

(in millions, except share and par value amounts)

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$506	$315
Restricted cash	43	60
Financial investments, at fair value	279	253
Receivables, net	308	298
Deferred tax assets	16	13
Open clearing contracts:
Derivative positions, at fair value	1,566	4,037
Resale agreements, at contract value	3,745	3,441
Other current assets	110	93

Total current assets	6,573	8,510
Non-current restricted cash	105	105
Property and equipment, net	193	164
Non-current deferred tax assets	392	433
Goodwill	5,061	5,127
Intangible assets, net	1,648	1,719
Other non-current assets	119	149

Total assets	$14,091	$16,207

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$164	$142
Section 31 fees payable to SEC	106	82
Accrued personnel costs	132	122
Deferred revenue	124	122
Other current liabilities	121	119
Deferred tax liabilities	27	26
Open clearing contracts:
Derivative positions, at fair value	1,566	4,037
Repurchase agreements, at contract value	3,745	3,441
Current portion of debt obligations	45	140

Total current liabilities	6,030	8,231
Debt obligations	2,072	2,181
Non-current deferred tax liabilities	670	698
Non-current deferred revenue	154	170
Other non-current liabilities	179	198

Total liabilities	9,105	11,478

Commitments and contingencies

Equity
NASDAQ OMX stockholders’ equity:
Common stock, $0.01 par value, 300,000,000 shares authorized, shares issued: 213,398,111 at December 31, 2011 and 213,370,086 at December 31, 2010; shares outstanding: 173,552,939 at December 31, 2011 and 175,782,683 at December 31, 2010	2	2
Preferred stock, 30,000,000 shares authorized, series A convertible preferred stock: shares issued: 1,600,000 at December 31, 2011 and December 31, 2010; shares outstanding: none at December 31, 2011 and December 31, 2010	—	—
Additional paid-in capital	3,793	3,780
Common stock in treasury, at cost: 39,845,172 shares at December 31, 2011 and 37,587,403 shares at December 31, 2010	(860)	(796)
Accumulated other comprehensive loss	(350)	(272)
Retained earnings	2,391	2,004

Total NASDAQ OMX stockholders’ equity	4,976	4,718
Noncontrolling interests	10	11

Total equity	4,986	4,729

Total liabilities and equity	$14,091	$16,207

See accompanying notes to consolidated financial statements.

The NASDAQ OMX Group, Inc.

Consolidated Statements of Income

(in millions, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
Revenues:
Market Services	$2,886	$2,700	$2,934
Issuer Services	369	344	330
Market Technology	183	152	145
Other	—	1	2

Total revenues	3,438	3,197	3,411
Cost of revenues:
Transaction rebates	(1,344)	(1,312)	(1,475)
Brokerage, clearance and exchange fees	(404)	(363)	(483)

Total cost of revenues	(1,748)	(1,675)	(1,958)

Revenues less transaction rebates, brokerage, clearance and exchange fees	1,690	1,522	1,453

Operating expenses:
Compensation and benefits	458	412	408
Marketing and advertising	24	20	15
Depreciation and amortization	109	103	104
Professional and contract services	90	78	76
Computer operations and data communications	65	58	58
Occupancy	91	88	81
Regulatory	35	35	32
Merger and strategic initiatives	38	4	17
General, administrative and other	84	93	59

Total operating expenses	994	891	850

Operating income	696	631	603
Interest income	11	9	13
Interest expense	(119)	(102)	(102)
Dividend and investment income	1	(3)	2
Asset impairment charge	(18)	—	—
Loss on divestiture of businesses	—	(11)	—
Income (loss) from unconsolidated investees, net	2	2	(107)
Loss on sale of investment security	—	—	(5)
Gain on sales of businesses	—	—	12
Debt conversion expense	—	—	(25)

Income before income taxes	573	526	391
Income tax provision	190	137	128

Net income	383	389	263
Net loss attributable to noncontrolling interests	4	6	3

Net income attributable to NASDAQ OMX	$387	$395	$266

Basic and diluted earnings per share:
Basic earnings per share	$2.20	$1.94	$1.30

Diluted earnings per share	$2.15	$1.91	$1.25

See accompanying notes to consolidated financial statements.

The NASDAQ OMX Group, Inc.

Consolidated Statements of Comprehensive Income

(in millions)

	Year Ended December 31,
	2011	2010	2009
Net income	$383	$389	$263
Other comprehensive income (loss):
Net unrealized holding losses on available-for-sale investment securities:
Unrealized holding losses arising during the period	(15)	(3)	(5)
Income tax benefit, net of valuation allowance	—	1	—
Reclassification adjustment for losses realized in net income on available-for-sale investment securities	18	—	5

Total	3	(2)	—

Foreign currency translation gains (losses):
Net foreign currency translation gains (losses)	(120)	231	399
Income tax (expense) benefit	40	(98)	(184)

Total	(80)	133	215

Unrealized gains (losses) on cash flow hedges:
Unrealized gains on cash flow hedges arising during the period	—	—	2
Income tax expense	—	—	(1)
Reclassification adjustment for loss realized in net income on cash flow hedges	—	9	—
Income tax benefit recognized in net income during the period	—	(3)	—

Total	—	6	1

Employee benefit plans:
Employee benefit plan adjustment losses	(2)	(5)	(9)
Income tax benefit	1	2	6

Total	(1)	(3)	(3)

Total other comprehensive income (loss), net of tax	(78)	134	213

Comprehensive income	305	523	476

Comprehensive loss attributable to noncontrolling interests	4	6	3

Comprehensive income attributable to NASDAQ OMX	$309	$529	$479

See accompanying notes to consolidated financial statements.

The NASDAQ OMX Group, Inc.

Consolidated Statements of Changes in Equity

(in millions, except share amounts)

	Number of Common Shares Outstanding	Common Stock at Par Value	Additional Paid-in Capital	Common Stock in Treasury at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total
Balance at December 31, 2008	201,896,700	$2	$3,569	$(10)	$(619)	$1,344	$17	$4,303
Net income (loss)	—	—	—	—	—	266	(3)	263
Change in unrealized losses on derivative financial instruments that qualify as cash flow hedges, net of tax of ($1)	—	—	—	—	1	—	—	1
Foreign currency translation, net of tax of ($184)	—	—	—	—	215	—	—	215
Employee benefit plan adjustments, net of tax of $6	—	—	—	—	(3)	—	—	(3)
Conversion of 3.75% convertible notes	8,246,680	—	118	—	—	—	—	118
Early extinguishment of a portion of the 2013 Convertible Notes	—	—	(3)	—	—	—	—	(3)
Amortization and vesting of restricted stock and PSUs	260,721	—	20	—	—	—	—	20
Stock options exercised, net	814,575	—	22	—	—	—	—	22
Other issuances of common stock, net	166,788	—	7	—	—	—	—	7
Purchases of subsidiary shares from noncontrolling interests	—	—	(2)	—	—	—	(5)	(7)
Sale of subsidiary shares to noncontrolling interests	—	—	5	—	—	—	3	8

Balance at December 31, 2009	211,385,464	$2	$3,736	$(10)	$(406)	$1,610	$12	$4,944
Net income (loss)	—	—	—	—	—	395	(6)	389
Reclassification adjustment for loss realized in net income on cash flow hedges, net of tax of ($3)	—	—	—	—	6	—	—	6
Foreign currency translation, net of tax of ($98)	—	—	—	—	133	—	—	133
Employee benefit plan adjustments, net of tax of $2	—	—	—	—	(3)	—	—	(3)
Net unrealized holding gains (losses) on available-for-sale securities, net of tax of $1	—	—	—	—	(2)	—	—	(2)
Share repurchase program	(37,831,647)	—	—	(797)	—	—	—	(797)
Conversion of series A convertible preferred stock to common stock and accretion	845,646	—	16	—	—	(1)	—	15
Amortization and vesting of restricted stock and PSUs	579,759	—	23	(4)	—	—	—	19
Stock options exercised, net	708,731	—	5	9	—	—	—	14
Other issuances of common stock, net	94,730	—	1	6	—	—	—	7
Purchases of subsidiary shares from noncontrolling interests	—	—	(1)	—	—	—	(1)	(2)
Sale of subsidiary shares to noncontrolling interests and other adjustments	—	—	—	—	—	—	6	6

Balance at December 31, 2010	175,782,683	$2	$3,780	$(796)	$(272)	$2,004	$11	$4,729

	Number of Common Shares Outstanding	Common Stock at Par Value	Additional Paid-in Capital	Common Stock in Treasury at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total
Net income (loss)	—	—	—	—	—	387	(4)	383
Foreign currency translation, net of tax of $40	—	—	—	—	(80)	—	—	(80)
Employee benefit plan adjustments, net of tax of $1	—	—	—	—	(1)	—	—	(1)
Unrealized holding losses on available-for-sale securities, net of reclassification for losses realized in net income	—	—	—	—	3	—	—	3
Share repurchase program	(3,983,481)	—	—	(100)	—	—	—	(100)
Tender offer related to the 2013 Convertible Notes	—	—	(9)	—	—	—	—	(9)
Amortization and vesting of restricted stock and PSUs	632,682	—	14	8	—	—	—	22
Stock options exercised, net	1,030,721	—	(5)	22	—	—	—	17
Other issuances of common stock, net	90,334	—	13	6	—	—	—	19
Sale of subsidiary shares to noncontrolling interests and other adjustments	—	—	—	—	—	—	3	3

Balance at December 31, 2011	173,552,939	$2	$3,793	$(860)	$(350)	$2,391	$10	$4,986

See accompanying notes to consolidated financial statements.

The NASDAQ OMX Group, Inc.

Consolidated Statements of Cash Flows

(in millions)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$383	$389	$263
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	109	103	104
Share-based compensation	36	33	35
Excess tax benefits related to share-based compensation	(10)	(2)	(4)
Loss on divestiture of businesses	—	11	—
Provision for bad debts	4	5	1
Charges related to debt extinguishment and refinancing	31	37	—
Gain on the early extinguishment of debt obligations	—	—	(4)
Deferred income taxes	4	(35)	(10)
Loss on sale of investment security	—	—	5
Gain on sales of businesses	—	—	(12)
Net (income) loss from unconsolidated investees	(2)	(2)	107
Debt conversion expense	—	—	25
Asset retirements and impairment charges	25	6	13
Amortization of debt issuance costs	6	6	11
Accretion of debt discounts	13	14	13
Other non-cash items included in net income	(10)	2	(2)
Net change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables, net	(11)	5	33
Other assets	69	(85)	119
Accounts payable and accrued expenses	24	4	(125)
Section 31 fees payable to SEC	24	(55)	88
Accrued personnel costs	10	2	(41)
Deferred revenue	(14)	14	4
Other liabilities	(22)	(12)	(41)

Net cash provided by operating activities	669	440	582

Cash flows from investing activities:
Purchases of trading securities	(533)	(237)	(607)
Purchase of equity method investment	—	—	(16)
Proceeds from sales and redemptions of trading securities	501	350	542
Proceeds from sales and redemptions of available-for-sale investment securities	—	—	25
Proceeds from sales of equity method investments	—	1	54
Acquisitions of businesses, net of cash acquired	(26)	(190)	(6)
Dispositions of businesses, net of cash disposed	—	—	14
Purchases of property and equipment	(88)	(42)	(59)

Net cash used in investing activities	(146)	(118)	(53)

Cash flows from financing activities:
Proceeds from debt obligations, net of debt issuance costs	700	2,409	—
Payments of debt obligations	(948)	(2,216)	(340)
Cash paid for repurchase of common stock	(100)	(797)	—
Purchases of noncontrolling interests	—	(2)	(6)
Proceeds from contributions of noncontrolling interests	3	3	7
Cash inducement payment	—	—	(9)
Issuances of common stock, net of treasury stock purchases	10	6	8
Excess tax benefits related to share-based compensation	10	2	4

Net cash used in financing activities	(325)	(595)	(336)

Effect of exchange rate changes on cash and cash equivalents	(7)	(6)	27

Net increase (decrease) in cash and cash equivalents	191	(279)	220
Cash and cash equivalents at beginning of period	315	594	374

Cash and cash equivalents at end of period	$506	$315	$594

Supplemental Disclosure Cash Flow Information
Cash paid for:
Interest	$86	$53	$71
Income taxes, net of refund	$129	$148	$153

See accompanying notes to consolidated financial statements.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements

1. Organization and Nature of Operations

We are a leading global exchange group that delivers trading, clearing, exchange technology, regulatory, securities listing, and public company services across six continents. Our global offerings are diverse and include trading and clearing across multiple asset classes, market data products, financial indexes, capital formation solutions, financial services and market technology products and services. Our technology powers markets across the globe, supporting cash equity trading, derivatives trading, clearing, and settlement and many other functions.

In the U.S., we operate The NASDAQ Stock Market, a registered national securities exchange. The NASDAQ Stock Market is the largest single cash equities securities market in the U.S. in terms of listed companies and in the world in terms of share value traded. As of December 31, 2011, The NASDAQ Stock Market was home to 2,680 listed companies with a combined market capitalization of approximately $4.4 trillion. In addition, in the U.S. we operate two additional cash equities trading markets, two options markets, a futures market and a derivatives clearinghouse. We also engage in riskless principal trading of OTC power and gas contracts.

In Europe, we operate exchanges in Stockholm (Sweden), Copenhagen (Denmark), Helsinki (Finland), and Iceland as NASDAQ OMX Nordic, and exchanges in Tallinn (Estonia), Riga (Latvia) and Vilnius (Lithuania) as NASDAQ OMX Baltic. Collectively, the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic offer trading in cash equities, bonds, structured products and ETFs, as well as trading and clearing of derivatives and clearing of resale and repurchase agreements. Through NASDAQ OMX First North, our Nordic and Baltic operations also offer alternative marketplaces for smaller companies. As of December 31, 2011, the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic, together with NASDAQ OMX First North, were home to 776 listed companies with a combined market capitalization of approximately $0.9 trillion. We also operate NASDAQ OMX Armenia.

In addition, NASDAQ OMX Commodities operates the world’s largest power derivatives exchange, one of Europe’s largest carbon exchanges, and together with Nord Pool Spot, N2EX, a marketplace for physical U.K. power contracts.

In some of the countries where we operate exchanges, we also provide clearing, settlement and depository services.

We manage, operate and provide our products and services in three business segments: Market Services, Issuer Services and Market Technology.

Market Services

Our Market Services segment includes our U.S. and European Transaction Services businesses, which include Access Services, as well as our Market Data and Broker Services businesses. We offer trading on multiple exchanges and facilities across several asset classes, including cash equities, derivatives, debt, commodities, structured products and ETFs. In addition, in some of the countries where we operate exchanges, we also provide clearing, settlement and depository services.

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

Cash Equities Trading

The NASDAQ Stock Market is the largest single pool of liquidity for trading U.S.-listed cash equities, matching an average of approximately 18.1% of all U.S. cash equities volume for 2011. With NASDAQ OMX BX and NASDAQ OMX PSX, we offer a second and third quote within the U.S. cash equities marketplace, providing our customers enhanced trading choices and pricing flexibility. In 2011, NASDAQ OMX BX matched an average of approximately 2.1% of all U.S. cash equities volume and NASDAQ OMX PSX matched an average of approximately 1.0% of all U.S. cash equities volume.

Derivative Trading and Clearing

In the U.S., we operate The NASDAQ Options Market and NASDAQ OMX PHLX for the trading of equity options, ETF options, index options and foreign currency options. As of December 31, 2011, NASDAQ OMX PHLX, which operates a hybrid electronic and floor-based market, was the largest options market in the U.S. During the year ended December 31, 2011, NASDAQ OMX PHLX and The NASDAQ Options Market had an average combined market share of approximately 27.7% in the U.S. equity options market, consisting of approximately 23.1% at NASDAQ OMX PHLX and approximately 4.6% at The NASDAQ Options Market. Together, the combined market share of 27.7% represented the largest share of the U.S. equity options market and ETF options market. Our options trading platforms provide trading opportunities to both retail investors and algorithmic (high frequency) trading firms, who tend to prefer electronic trading, and institutional investors, who typically pursue more complex trading strategies and often prefer to trade on the floor.

In the U.S., we also operate NFX. NFX offers trading of foreign currency futures which clear at OCC.

Through IDCH, a division of our majority-owned subsidiary IDCG, we bring a centrally-cleared solution to the largest segment of the OTC derivatives marketplace, specifically interest rate derivatives. IDCH acts as the CCP for clearing interest rate swap products. IDCH utilizes NASDAQ OMX matching, risk, and clearing technology to clear and settle these interest rate derivative products.

NASDAQ OMX also engages in riskless principal trading of OTC power and gas contracts through our subsidiary NOCC.

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

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

NASDAQ OMX’s trading offering also includes cash equities listed in Norway and Norwegian derivatives products. The offering is designed to provide lower trading costs and other benefits for customers seeking to trade all Nordic equity products on one platform. NASDAQ OMX has been the second largest market for trading in Norwegian stocks since 2009.

Most of our cash equity trades on the exchanges that comprise NASDAQ OMX Nordic are centrally cleared by EMCF, a leading European clearinghouse in which we own a 22% equity stake.

NASDAQ OMX Stockholm offers clearing services for fixed-income options and futures, stock options and futures and index options and futures by serving as the CCP. In doing so, we guarantee the completion of the transaction and market participants can thereby limit their counterparty risk. We also act as the counterparty for certain OTC contracts.

In September 2010, NASDAQ OMX launched a clearing service for the resale and repurchase agreement market. As a result of an agreement between the Swedish Money Market Council and NASDAQ OMX, a large portion of the Swedish Interbank resale and repurchase market is cleared through NASDAQ OMX Stockholm.

For further discussion of our Nordic clearing operations, see “Derivative Positions, at Fair Value,” and “Resale and Repurchase Agreements, at Contract Value,” of Note 2, “Summary of Significant Accounting Policies.”

Baltic Transaction Services

NASDAQ OMX Baltic operations comprise the exchanges in Tallinn (Estonia), Riga (Latvia) and Vilnius (Lithuania). As of December 31, 2011, NASDAQ OMX owns NASDAQ OMX Tallinn and has majority ownerships in NASDAQ OMX Vilnius and NASDAQ OMX Riga. In addition, NASDAQ OMX Tallinn owns the central securities depository in Estonia, NASDAQ OMX Riga owns the central securities depository in Latvia, and NASDAQ OMX Helsinki and NASDAQ OMX Vilnius jointly own the central securities depository in Lithuania.

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

Commodities Trading and Clearing

NASDAQ OMX Commodities offers trading and clearing of international power derivatives and carbon products. NASDAQ OMX Commodities’ offering includes the world’s largest power derivatives exchange and one of Europe’s largest carbon exchanges.

NASDAQ OMX Commodities has 390 members across a wide range of energy producers and consumers, as well as financial institutions. NASDAQ OMX Commodities’ offering is designed for banks, brokers, hedge funds and other financial institutions, as well as power utilities, industrial, manufacturing and oil companies. NASDAQ OMX Commodities offers clearing services for energy derivative and carbon product contracts by serving as the

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

CCP. In doing so, we guarantee the completion of the transaction and market participants can thereby limit their counterparty risk. We also act as the counterparty for certain trades on OTC derivative contracts.

NASDAQ OMX Commodities, together with Nord Pool Spot, operates N2EX, a marketplace for physical U.K. power contracts.

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

Access Services revenues also include revenues from FTEN, which we acquired in December 2010. FTEN is a leading provider of RTRM solutions for the financial securities market. As a market leader in RTRM, FTEN provides broker-dealers and their clients the ability to manage risk more effectively in real-time, which leads to better utilization of capital as well as improved regulatory compliance. Revenues for FTEN services are primarily based on subscription agreements with customers.

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

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

participants and to data distributors, who in turn provide subscriptions for this information. Our systems enable distributors to gain direct access to our market depth, index values, mutual fund valuation, order imbalances, market sentiment and other analytical data. We earn revenues primarily based on the number of data subscribers and distributors of our data.

In December 2011, we acquired the business of RapiData, a leading provider of machine-readable economic news to trading firms and financial institutions. With this acquisition, we will deliver U.S. government and other economic news directly from the source to customers interested in receiving information in an electronic feed.

European Market Data Products

The exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic, as well as NASDAQ OMX Commodities, offer European market data products and services. These data products and services provide critical market transparency to professional and non-professional investors who participate in European marketplaces and, at the same time, give investors greater insight into these markets.

European market data products and services are based on the trading information from the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic, as well as NASDAQ OMX Commodities, for four classes of assets: cash equities, bonds, derivatives and commodities. We provide varying levels of quote and trade information to market participants and to data distributors, who in turn provide subscriptions for this information. We earn revenues primarily based on the number of data subscribers and distributors of our data.

Broker Services

Our Broker Services operations offer technology and customized securities administration solutions to financial participants in the Nordic market. Broker Services provides services through a registered securities company that is regulated by the SFSA. Services primarily consist of flexible back-office systems, which allow customers to entirely or partly outsource their company’s back-office functions.

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

Issuer Services

Our Issuer Services segment includes our Global Listing Services and Global Index Group businesses. We offer capital raising solutions to companies around the globe and have more worldwide listings than any other global exchange group—approximately 3,500 companies representing approximately $5.3 trillion in total market value as of December 31, 2011.

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

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Corporate Solutions

Our Corporate Solutions business provides customer support services, products and programs to customers, including companies listed on our exchanges. Through our Corporate Solutions offerings, companies gain access to innovative products and services that ease transparency, mitigate risk, maximize board efficiency and facilitate better corporate governance.

Corporate Solutions revenues also include revenues from Glide Technologies, which we acquired in October 2011. Glide Technologies specializes in corporate communications and reputation management solutions. This acquisition allows us to offer a fully-integrated workflow solution for investor relations and public relations professionals.

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

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Market Technology

Powering more than 70 markets in over 50 countries, our Market Technology segment is the world’s leading technology solutions provider and partner to exchanges, clearing organizations and central securities depositories. Our technology business is also the sales channel for our complete global offering to other marketplaces.

Market Technology provides technology solutions for trading, clearing, settlement, surveillance and information dissemination for markets with wide-ranging requirements, from the leading markets in the U.S., Europe and Asia to smaller African markets. Furthermore, the solutions we offer can handle all classes of assets, including cash equities, currencies, various interest-bearing securities, commodities, energy products and derivatives. Revenues are primarily derived from license, support and facility management revenues, delivery project revenues, as well as change request, advisory and broker surveillance revenues.

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

For further discussion of our segments, see Note 18, “Business Segments.” For further discussion of our revenue recognition policies, see “Revenue Recognition and Cost of Revenues,” of Note 2, “Summary of Significant Accounting Policies.”

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements are prepared in accordance with U.S. GAAP. The financial statements include the accounts of NASDAQ OMX, its wholly-owned subsidiaries and other entities in which NASDAQ OMX has a controlling financial interest. All significant intercompany accounts and transactions have been eliminated in consolidation. We consolidate those entities in which we are the primary beneficiary of a variable-interest entity, or VIE, and entities where we have a controlling financial interest. We were not the primary beneficiary of any VIE for any of the three years in the period ended December 31, 2011. When NASDAQ OMX is not the primary beneficiary of a VIE or does not have a controlling interest in an entity but exercises significant influence over the entity’s operating and financial policies, such investment is accounted for under the equity method of accounting. We recognize our share of earnings or losses of an equity method investee based on our ownership percentage. As permitted under U.S. GAAP, for certain equity method investments for which financial information is not sufficiently timely for us to apply the equity method of accounting currently, we record our share of the earnings or losses of an investee from the most recent available financial statements on a lag. See Note 5, “Investments,” for further discussion of our equity method investments.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

We have evaluated subsequent events through the issuance date of this Annual Report on Form 10-K and determined that no events or transactions met the definition of a subsequent event for purposes of recognition or disclosure in the accompanying consolidated financial statements.

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

Foreign Currency Translation

Foreign denominated assets and liabilities are remeasured into the functional currency at exchange rates in effect at the balance sheet date and recorded through the income statement. Gains or losses resulting from foreign currency transactions are remeasured using the rates on the dates on which those elements are recognized during the period, and are included in general, administrative and other expense in the Consolidated Statements of Income.

Translation gains or losses resulting from translating our subsidiaries’ financial statements from the local functional currency to the reporting currency, net of tax, are included in accumulated other comprehensive loss within stockholders’ equity in the Consolidated Balance Sheets. Assets and liabilities are translated at the balance sheet date while revenues and expenses are translated at the date the transaction occurs or at an applicable average rate.

Deferred taxes are not provided on cumulative translation adjustments where we expect earnings of a foreign subsidiary to be indefinitely reinvested. The income tax effect of currency translation adjustments related to foreign subsidiaries that are not considered indefinitely reinvested is recorded as a component of deferred taxes with an offset to accumulated other comprehensive loss within stockholders’ equity in the Consolidated Balance Sheets.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and all non-restricted highly liquid investments with original maturities of three months or less at the time of purchase. Such equivalent investments included in cash and cash equivalents in the Consolidated Balance Sheets were $361 million as of December 31, 2011 and $215 million as of December 31, 2010. Cash equivalents are carried at cost plus accrued interest, which approximates fair value due to the short maturities of these investments.

Restricted Cash

Restricted cash, which was $43 million as of December 31, 2011 and $60 million as of December 31, 2010, is not available for general use by us due to regulatory and other requirements and is classified as restricted cash in the Consolidated Balance Sheets. Non-current restricted cash was $105 million as of December 31, 2011 and 2010. As of December 31, 2011 and 2010, non-current restricted cash includes a deposit in the guaranty fund of IDCG of $80 million, which may consist of cash, cash equivalents, or short-term investments, and our $25 million capital injection to NOCC to improve its liquidity position. As of December 31, 2011 and 2010, a portion

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

of IDCG’s guaranty fund was invested in short-term reverse repurchase agreements. These reverse repurchase agreements, which totaled $4 million as of December 31, 2011 and $16 million as of December 31, 2010, are recorded at the contract amount plus accrued interest, which approximates fair value.

Financial Investments

Financial investments, at fair value are primarily comprised of trading securities, mainly Swedish government debt securities, and our available-for-sale investment security in DFM. Trading securities are bought principally to meet regulatory capital requirements for NASDAQ OMX Stockholm’s clearing operations and are generally sold in the near term. Changes in fair value of trading securities are included in dividend and investment income in the Consolidated Statements of Income. Equity securities that are classified as long-term available-for-sale investment securities are carried at fair value in the Consolidated Balance Sheets in other non-current assets with unrealized gains and losses, net of tax, reported in accumulated other comprehensive loss within stockholders’ equity. Realized gains and losses on these securities are included in earnings upon disposition of the securities using the specific identification method. In addition, realized losses are recognized when management determines that a decline in value is other than temporary, which requires judgment regarding the amount and timing of recovery. Indicators of other-than-temporary impairment for debt securities include issuer downgrade, default, or bankruptcy. For equity securities we also consider the extent to which cost exceeds fair value, the duration of that difference, management’s judgment about the issuer’s current and prospective financial condition, as well as our intent and ability to hold the security until recovery of the unrealized losses. In addition, for equity securities we also consider the performance of the investee’s stock price in relation to industry indexes and review the investee’s credit profile.

In the fourth quarter of 2011, we recorded a pre-tax, other-than-temporary impairment loss on our investment security in DFM of $18 million. This charge is included in asset impairment in the Consolidated Statements of Income. We did not record any other-than-temporary impairment charges in 2010 or 2009.

Fair value of both available-for-sale and trading investment securities are generally obtained from third party pricing sources. When available, quoted market prices are used to determine fair value. If quoted market prices are not available, fair values are estimated using pricing models, where the inputs to those models are based on observable market inputs. The inputs to the valuation models vary by the type of security being priced but are typically benchmark yields, reported trades, broker-dealer quotes, and prices of similar assets. Pricing models generally do not entail material subjectivity because the methodologies employed use inputs observed from active markets. See Note 14, “Fair Value of Financial Instruments,” for further discussion of fair value measures.

Receivables, net

Our receivables are concentrated with our member firms, market data distributors, listed companies and market technology customers. Receivables are shown net of reserves for uncollectible accounts. The reserve for bad debts is maintained at a level that management believes to be sufficient to absorb estimated losses in the accounts receivable portfolio. The reserve is increased by the provision for bad debts which is charged against operating results and decreased by the amount of charge-offs, net of recoveries. The amount charged against operating results is based on several factors including, but not limited to, a continuous assessment of the collectability of each account, the length of time a receivable is past due and our historical experience with the particular customer. In circumstances where a specific customer’s inability to meet its financial obligations is known (i.e., bankruptcy filings), we record a specific provision for bad debts against amounts due to reduce the receivable to the amount we reasonably believe will be collected. Due to changing economic, business and market conditions, we review the reserve for bad debts monthly and make changes to the reserve through the

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

provision for bad debts as appropriate. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to pay), our estimates of recoverability could be reduced by a material amount. Total reserves netted against receivables in the Consolidated Balance Sheets were $3 million as of December 31, 2011 and 2010.

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

Proposed regulations, including the European Market Infrastructure Regulation, are expected to require CCPs to maintain a default fund to which clearing members of the CCP will have to contribute. In anticipation of these regulations, NASDAQ OMX Stockholm is currently preparing for the implementation of a member sponsored default fund with an expected launch date in March 2012. The level of regulatory capital will be determined in accordance with our regulatory capital policy, as approved by the SFSA. Clearing member contributions will be proportional to the exposures of each clearing member.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Derivative Financial Instruments and Hedging Activities

We may hold derivative financial instruments that are designated and qualified for hedge accounting. Derivative financial instruments, which are designated or qualify for hedge accounting, are recognized in the balance sheets at fair value as either assets or liabilities. The fair value of our derivative financial instruments is determined using either market quotes or valuation models that are based upon the net present value of estimated future cash flows and incorporate current market data inputs. We report our derivative assets in either other current assets or other non-current assets and our derivative liabilities in either other current liabilities or other non-current liabilities in the Consolidated Balance Sheets depending on the terms of the contract. Any ineffectiveness is recorded in earnings. The accounting for the change in the fair value of a derivative financial instrument depends on its intended use and the resulting hedge designation, if any. As of December 31, 2011 and 2010, there were no derivative financial instruments that were designated or qualified for hedge accounting. As of December 31, 2009, our derivative financial instruments which were designated and qualified for hedge

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

accounting were cash flow hedges of our floating rate debt. As such, the accounting for the change in fair value of the derivative was included in accumulated other comprehensive loss in the Consolidated Balance Sheets. In the first quarter of 2010, in connection with the repayment of our senior secured credit facilities in place as of December 31, 2009, we terminated our interest rate swaps and reclassified into earnings the unrealized loss of $9 million which was included in accumulated other comprehensive loss in the Consolidated Balance Sheets at December 31, 2009. This loss is included in general, administrative and other expense in the Consolidated Statements of Income for the year ended December 31, 2010. There was no material ineffectiveness recorded in earnings for each of the three years ended December 31, 2011. For further discussion of hedging activities, see below and Note 15, “Derivative Financial Instruments and Hedging Activities.”

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

Non-Designated Derivatives

We also use derivatives as economic hedges that are not designed as accounting hedges or do not qualify for hedge accounting treatment. For derivative financial instruments that do not qualify for hedge accounting or are not designated as hedges, changes in fair value are reported in current period earnings. See Note 15, “Derivative Financial Instruments and Hedging Activities,” for further discussion.

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

Goodwill

Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of a business acquired. Goodwill is allocated to our reporting units based on the assignment of the fair values of each reporting unit of the acquired company. We are required to test goodwill for impairment at the reporting unit level annually, or in interim periods if certain events occur indicating that the carrying amount may be impaired. We test for impairment during the fourth quarter of our fiscal year using carrying amounts as of October 1. In conducting the 2011 annual impairment test for goodwill, we first performed a qualitative assessment to determine whether it was more likely than not that the fair value of a reporting unit was less than the carrying amount as a basis for determining whether it was necessary to perform the two-step quantitative

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

goodwill impairment test described in ASC Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step quantitative test for goodwill impairment is performed for the appropriate reporting units. Otherwise, we conclude that no impairment is indicated and the two-step quantitative test for goodwill impairment is not performed.

In conducting the initial qualitative assessment, we analyze actual and projected growth trends for each reporting unit, as well as historical performance versus plan and the results of prior quantitative tests performed. Additionally, each reporting unit assesses critical areas that may impact their business, including macroeconomic conditions and the related impact, market related exposures, competitive changes, new or discontinued products, changes in key personnel, or any other potential risks to their projected financial results.

If required, the quantitative goodwill impairment test is a two-step process performed at the reporting unit level. First, the fair value of each reporting unit is compared to its corresponding carrying amount, including goodwill. The fair value of each reporting unit is estimated using a combination of a discounted cash flow valuation, which incorporates assumptions regarding future growth rates, terminal values, and discount rates, as well as a guideline public company valuation, incorporating relevant trading multiples of comparable companies and other factors. The estimates and assumptions used consider historical performance and are consistent with the assumptions used in determining future profit plans for each reporting unit, which are approved by the our board of directors. If the first step results in the carrying amount exceeding the fair value of the reporting unit, then a second step must be completed in order to determine the amount of goodwill impairment that should be recorded, if any. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill in a manner similar to a purchase price allocation. The implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge is recorded for any difference.

There was no impairment of goodwill for the years ended December 31, 2011, 2010 and 2009. However, events such as economic weakness and unexpected significant declines in operating results of reporting units may result in goodwill impairment charges in the future. See Note 4, “Goodwill and Purchased Intangible Assets,” for further discussion.

Intangible Assets, net

Intangible assets, net, primarily include exchange and clearing registrations, customer relationships, trade names, licenses and technology. Intangible assets with finite lives are amortized on a straight-line basis over their average estimated useful lives as follows:

•	Technology: 3—10 years

•	Customer relationships: 10—30 years

•	Other: 4—10 years

Intangible assets deemed to have indefinite useful lives are not amortized but instead are tested for impairment at least annually and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than its carrying amount. The fair value of indefinite-lived intangible assets is primarily determined on the basis of estimated discounted value, using the relief from royalty approach for trade names and the Greenfield Approach for exchange and clearing registrations and licenses, both of which incorporate assumptions regarding future revenue projections and discount rates. Similar to goodwill impairment

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

testing, we test for impairment of indefinite-lived intangible assets during the fourth quarter of our fiscal year using carrying amounts as of October 1. If the carrying amount of the indefinite-lived intangible asset exceeds its fair value, an impairment charge is recorded for the difference. For finite-lived intangible assets subject to amortization, impairment is considered upon certain “triggering events” and is recognized if the carrying amount is not recoverable and exceeds the fair value of the intangible asset. There was no impairment of finite-lived or indefinite-lived intangible assets in the years ended December 31, 2011, 2010 and 2009. See Note 4, “Goodwill and Purchased Intangible Assets,” for further discussion.

Valuation of Other Long-Lived Assets

We also assess potential impairments to our other long-lived assets, including property and equipment, when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the carrying amount of the long-lived asset exceeds its fair value and is not recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value and is recorded as a reduction in the carrying amount of the related asset and a charge to operating results. We recorded asset impairment charges, primarily related to obsolete technology, of $2 million in 2010 and $13 million in 2009. These charges were recorded in general, administrative and other expense in the Consolidated Statements of Income. There was no impairment of other long-lived assets in 2011.

Equity Method Investments

The equity method of accounting is used when we own 20% to 50% of the outstanding voting stock of a company and when we are able to exercise significant influence over the operating and financial policies of a company. We have certain investments in which we have determined that we have significant influence and as such account for the investments under the equity method of accounting. We record our pro-rata share of earnings or losses each period and record any dividends as a reduction in the investment balance. We evaluate our equity method investments for other-than-temporary declines in value by considering a variety of factors such as the earnings capacity of the investment and the fair value of the investment compared to its carrying amount. In addition, for investments where the market value is readily determinable, we consider the underlying stock price. If the estimated fair value of the investment is less than the carrying amount and management considers the decline in value to be other than temporary, the excess of the carrying amount over the estimated fair value is recognized in the financial statements as an impairment. In December 2009, we recorded impairment losses on equity method investments of $87 million related to our investments in NASDAQ Dubai and Agora-X. We also recognized a $19 million loss on the sale of our Orc shares during 2009. See Note 5, “Investments,” for further discussion. No other impairments of equity method investments were recorded in 2011, 2010 or 2009.

Revenue Recognition and Cost of Revenues

Market Services Revenues

Transaction Services

U.S. Cash Equity Trading

U.S. cash equity trading revenues are variable, based on individual customer share volumes, and recognized as transactions occur. We charge transaction fees for executing cash equity trades in NASDAQ-listed and other listed securities on The NASDAQ Stock Market, NASDAQ OMX BX, and NASDAQ OMX PSX as well as on orders that are routed to other market venues for execution.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

For The NASDAQ Stock Market and NASDAQ OMX PSX, we credit a portion of the per share execution charge to the market participant that provides the liquidity and for NASDAQ OMX BX, we credit a portion of the per share execution charge to the market participant that takes the liquidity. We record these credits as transaction rebates that are included in cost of revenues in the Consolidated Statements of Income. These transaction rebates are paid on a monthly basis and the amounts due are included in accounts payable and accrued expenses in the Consolidated Balance Sheets.

Also, we pay Section 31 fees to the SEC for supervision and regulation of securities markets. We pass these costs along to our customers through our cash equity trading fees. We collect the fees as a pass-through charge from organizations executing eligible trades on NASDAQ’s, NASDAQ OMX BX’s and NASDAQ OMX PSX’s platforms, and we recognize these amounts in cost of revenues when incurred. Section 31 fees received are included in cash and cash equivalents in the Consolidated Balance Sheets at the time of receipt and, as required by law, the amount due to the SEC is remitted semiannually and recorded as Section 31 fees payable to the SEC in the Consolidated Balance Sheets until paid. Since the amount recorded in revenues is equal to the amount recorded in cost of revenues, there is no impact on our revenues less transaction rebates, brokerage, clearance and exchange fees. As we hold the cash received until payment to the SEC, we earn interest income on the related cash balances.

European Cash Equity Trading

We charge transaction fees for executing trades on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic. These transaction fees are charged per executed order and as per value traded.

The exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic do not have any revenue sharing agreements or cost of revenues, such as transaction rebates and brokerage, clearance and exchange fees.

U.S. Derivative Trading and Clearing

U.S. derivative trading and clearing revenues are variable, based on traded and cleared volumes, and recognized when executed or when contracts are cleared. The principal types of derivative contracts traded on NASDAQ OMX PHLX and The NASDAQ Options Market are equity options, ETF options, index options and currency options. We also operate NFX, which offers trading for foreign currency futures. Similar to U.S. cash equity trading, we record derivative trading and clearing revenues from transactions on a gross basis in revenues and record related expenses as cost of revenues, as we have certain risk associated with trade execution. For further discussion see “U.S. Cash Equity Trading” above.

As discussed under U.S. cash equity trading, for U.S. derivative trading and clearing, we also credit a portion of the per share execution charge to the market participant that provides the liquidity and record the

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

transaction rebate as U.S. derivative trading and clearing cost of revenues in the Consolidated Statements of Income. These transaction rebates are paid on a monthly basis and the amounts due are included in accounts payable and accrued expenses in the Consolidated Balance Sheets.

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

European Derivative Trading and Clearing

European derivative trading and clearing revenues are also variable, based on the volume and value of traded and cleared contracts, and recognized when executed or when contracts are cleared. Derivative trading and clearing is conducted on NASDAQ OMX Stockholm and NASDAQ OMX Copenhagen. The principal types of derivative contracts traded are stock options and futures, index options and futures, fixed-income options and futures and stock loans. On NASDAQ OMX Stockholm, we offer clearing services for fixed-income options and futures, stock options and futures and index options and futures by serving as the CCP. In doing so, we guarantee the completion of the transaction and market participants can thereby limit their counterparty risk. We also act as the counterparty for certain OTC contracts.

On NASDAQ OMX Stockholm, we also offer clearing services for resale and repurchase agreements. Clearing revenues for resale and repurchase agreements are based on the value and length of the contract and are recognized when cleared.

European derivative trading and clearing revenues also include clearing revenues for commodities. NASDAQ OMX Commodities offers trading and clearing of international power derivatives and carbon products. Our trading and clearing revenues are variable, based on cleared volume, and recognized when contracts are traded or cleared. We also generate clearing revenues for contracts traded on the OTC derivative market which are also recognized when contracts are cleared. In addition, NASDAQ OMX Commodities members are billed an annual fee which is recognized ratably over the following 12-month period.

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

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Access Services revenues also include revenues from FTEN, which we acquired in December 2010. FTEN is a leading provider of RTRM solutions for the financial securities market. As a market leader in RTRM, FTEN provides broker-dealers and their clients the ability to manage risk more effectively in real-time, which leads to better utilization of capital as well as improved regulatory compliance. Revenues for FTEN services are primarily based on subscription agreements with customers and are recognized when an arrangement exists, services are delivered to the customer, the selling price of the services to be provided under the arrangement is fixed or determinable, and collectability is reasonably assured. Most contracts include professional services, implementation fees, monthly subscription fees from customers accessing on-demand services, and customer support. Implementation fees are recorded to deferred revenue when billed and are recognized ratably over the remaining expected customer life. Monthly professional services, subscription, and usage fees are recognized in the month the service is provided.

Market Data

Market Data revenues are earned from U.S. tape plans and U.S. and European proprietary market data products.

Net U.S. Tape Plans

Revenues from U.S. tape plans include eligible UTP Plan revenues that are shared among UTP Plan participants and are presented on a net basis. See “Market Data Revenue Sharing” below for further discussion of net reporting. Under the revenue sharing provision of the UTP Plan, we are permitted to deduct costs associated with acting as the exclusive Securities Information Processor from the total amount of tape revenues collected. After these costs are deducted from the tape revenues, we distribute to the respective UTP Plan participants, including The NASDAQ Stock Market, NASDAQ OMX BX and NASDAQ OMX PSX, their share of tape revenues based on a formula, required by Regulation NMS, that takes into account both trading and quoting activity. In addition, all quotes and trades in NYSE- and NYSE Amex-listed securities are reported and disseminated in real time, and as such, we share in the tape revenues for information on NYSE- and NYSE Amex-listed securities. Revenues from net U.S. tape plans are recognized on a monthly basis.

U.S. Market Data Products

We collect and process information and earn revenues as a distributor of our own market data as well as select third-party content. We provide varying levels of quote and trade information to market participants and to data distributors, who in turn sell subscriptions for this information to the public. We earn revenues primarily based on the number of data subscribers and distributors of our data. U.S. Market Data revenues are recognized on a monthly basis. These revenues, which are subscription based, are recorded net of amounts due under revenue sharing arrangements with market participants.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

European Market Data Products

European Market Data revenues are based on the trading information from the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic, as well as NASDAQ OMX Commodities, for four classes of securities: cash equities, bonds, derivatives and commodities. We provide varying levels of quote and trade information to market participants and to data distributors, who in turn provide subscriptions for this information. Revenues from European market data are subscription-based, are generated primarily based on the number of data subscribers and distributors of our data and are recognized on a monthly basis.

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

Broker Services

Our Broker Services operations offer technology and customized securities administration solutions to financial participants in the Nordic market. The primary services consist of flexible back-office systems which allow customers to entirely or partly outsource their company’s back-office functions. Revenues from broker services are based on a fixed basic fee for administration or licensing, maintenance and operations, and a variable portion that depends on the number of transactions completed. Broker Services revenues are recognized on a continuous basis as services are rendered.

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

European Listing Services

European listing fees, which are comprised of revenues derived from annual fees received from listed companies on our Nordic and Baltic exchanges and NASDAQ OMX First North, are directly related to the listed companies’ market capitalization on a trailing 12-month basis. These revenues are recognized ratably over the following 12-month period.

Corporate Solutions

Global Listing Services revenues also include fees from Corporate Solutions. Revenues primarily include subscription income from Shareholder.com, Directors Desk and Glide Technologies, and fees from GlobeNewswire. Prior to October 2009, Corporate Solutions revenues also included commission income from our Carpenter Moore insurance agency business.

Fee income for services other than placement of insurance coverage is recognized as those services are provided. Shareholder.com revenues are based on subscription agreements with customers. Revenues from subscription agreements are recognized ratably over the contract period, generally one year in length. As part of subscription services, customers also are charged usage fees based upon actual usage of the services provided. Revenues from usage fees and other services are recognized when earned. Directors Desk revenues are based on subscriptions for online services for directors. Subscriptions are one year in length and revenues are recognized ratably over the year. Glide Technologies revenues are primarily based on subscription agreements with customers and are recognized ratably over the contract period, generally one year in length. GlobeNewswire generates fees primarily from wire distribution services, and revenues are recognized as services are provided. For our insurance agency business, commission income was recognized when coverage became effective, the premium due under the policy was known or could be reasonably estimated, and substantially all required services related to placing the insurance had been provided. Broker commission adjustments and commissions on premiums billed directly by underwriters were recognized when such amounts could be reasonably estimated.

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

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

pro-rata basis over the licensing term. Asset-based licenses are also generally long-term agreements. Customers are charged based on a percentage of assets under management for licensed products, per the agreement, on a monthly or quarterly basis. These revenues are recorded on a monthly or quarterly basis over the term of the license agreement.

Market Technology Revenues

Market Technology provides technology solutions for trading, clearing, settlement and information dissemination, and also offers facility management integration, surveillance solutions and advisory services. Revenues are derived primarily from license, support and facility management revenues, delivery project revenues, as well as change request, advisory and broker surveillance revenues.

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

License and support revenues are derived from the system solutions developed and sold by NASDAQ OMX and are generally entered into in multiple-element sales arrangements. After we have developed and sold a system solution, the customer licenses the right to use the software and may require post contract support and other services. Facility management revenues are also generally entered into in multiple-element sales arrangements and are derived when NASDAQ OMX assumes responsibility for the continuous operation of a system platform for a customer and receives facility management revenues which can be both fixed and volume-based. Revenues for license, support and facility management services are generally deferred and recognized over either the final element of the arrangement or the entire term of the arrangement for which the services will be delivered. We record the deferral of revenue associated with multiple-element sales arrangements in deferred revenue and non-current deferred revenue and the deferral of costs in other current assets and other non-current assets in the Consolidated Balance Sheets.

Delivery project revenues are derived from the installation phase of the system solutions developed and sold by NASDAQ OMX. The majority of our delivery projects involve individual adaptations to the specific requirements of the customer, such as those relating to functionality and capacity. We may customize our software technology and make significant modifications to the software to meet the needs of our customers, and as such, we account for these arrangements under contract accounting. Under contract accounting, when VSOE for valuing certain elements of an arrangement cannot be established, total revenues, as well as costs incurred, are deferred until the customization and significant modifications are complete and are then recognized over the post contract support period. We record the deferral of this revenue in deferred revenue and non-current deferred revenue and the deferral of costs in other current assets and other non-current assets in the Consolidated Balance Sheets.

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

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Advertising Costs

We expense advertising costs, which include media advertising and production costs, in the periods in which the costs are incurred. Media advertising and production costs included as marketing and advertising expense in the Consolidated Statements of Income totaled $7 million in 2011, $9 million in 2010 and $5 million for 2009.

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

Recently Adopted Accounting Pronouncements

ASC Topic 820—In January 2010, the FASB issued amended guidance relating to ASC Topic 820. The amended guidance requires new disclosures as follows:

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

This accounting guidance was effective for us beginning on January 1, 2010, except for the disclosure requirements surrounding the reconciliation of Level 3 fair value measurements, which were effective for us on January 1, 2011. Since this guidance only requires additional disclosure, it did not affect our financial position or results of operations.

ASC Topic 220—In June 2011, the FASB issued amended guidance relating to ASC Topic 220, which eliminates the option to present the components of other comprehensive income as part of the statement of equity. Instead, the amended guidance requires entities to report components of comprehensive income in either a single continuous statement of comprehensive income containing two sections, net income and other comprehensive income, or in two separate but consecutive statements. This accounting guidance is effective for us on January 1, 2012 with early adoption permitted. We adopted this guidance as of June 30, 2011 and present two separate but consecutive statements presenting the components of comprehensive income. Since this guidance only required a change in the format of the presentation of comprehensive income, it did not affect our financial position or results of operations.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

ASC Topic 350—In September 2011, the FASB issued amended guidance relating to ASC Topic 350, which affects all entities that have goodwill reported in the financial statements. The amended guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test described in ASC Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, an entity determines that it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, then performing the two-step impairment test is unnecessary. This accounting guidance is effective for us on January 1, 2012 with early adoption permitted. We adopted this guidance as of September 30, 2011 and used the qualitative assessment option for our annual goodwill impairment test performed for fiscal 2011. The testing procedures and results are described under “Goodwill” above. Since this guidance only changed the manner in which we assess goodwill for impairment, it did not affect our financial position or results of operations.

3. Acquisitions and Strategic Initiative

We completed the following acquisitions and strategic initiative in 2011, 2010 and 2009. Financial results of each transaction are included in our Consolidated Statements of Income from the dates of each acquisition or strategic initiative.

2011 Acquisitions

We completed the following acquisition during 2011:

	Purchase Consideration	Total Net Liabilities Acquired	Purchased Intangible Assets	Goodwill
	(in millions)
Glide Technologies	$22	$(2)	$4	$20

In October 2011, we acquired Glide Technologies, a London-based service provider specializing in corporate communications and reputation management solutions, for $22 million. We acquired net liabilities, at fair value, totaling $1 million and recorded a non-current deferred tax liability of $1 million related to purchased intangible assets, resulting in total net liabilities acquired of $2 million. The purchased intangible assets totaling $4 million consisted of technology and customer relationships. Glide Technologies is part of our Global Corporate Solutions business within our Issuer Services segment.

The amounts in the table above represent the preliminary allocation of the purchase price and are subject to revision during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. Adjustments to the provisional values during the measurement period will be pushed back to the date of acquisition. Comparative information for periods after acquisition but before the period in which the adjustments are identified will be adjusted to reflect the effects of the adjustments as if they were taken into account as of the acquisition date. Changes to amounts recorded as assets and liabilities may result in a corresponding adjustment to goodwill. There were no adjustments to the provisional values for Glide Technologies during the year ended December 31, 2011.

Acquisition of the Business of RapiData

In December 2011, we acquired the business of RapiData, a leading provider of machine-readable economic news to trading firms and financial institutions, for an immaterial amount. With this acquisition, we will deliver U.S. government and other economic news directly from the source to customers interested in receiving information in an electronic feed. This service is part of our Market Data business within our Market Services segment.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

2010 Acquisitions

We completed the following acquisitions during 2010:

	Purchase Consideration	Total Net (Liabilities) Assets Acquired	Purchased Intangible Assets	Goodwill
	(in millions)
FTEN(1)	$110	$(1)	$46	$65
SMARTS(2)	77	(5)	28	54
Nord Pool ASA(3)	17	7	2	8

Total for 2010	$204	$1	$76	$127

(1)

In December 2010, we acquired FTEN, a leading provider of RTRM solutions for the financial securities market, for $110 million. FTEN purchase consideration included $11 million held in escrow to be paid in 2012, in accordance with the purchase agreement. We acquired net assets, at fair value, totaling $3 million and recorded a current deferred tax liability of $2 million and a non-current deferred tax liability of $16 million related to purchased intangible assets, and we also recorded a non-current deferred tax asset of $14 million related to net operating loss carry forwards, resulting in total net liabilities acquired of $1 million. The total deferred tax liabilities of $18 million represent the tax effect of the difference between the estimated assigned fair value of the acquired intangible assets ($46 million) and the tax basis ($0) of such assets. The estimated amount of $18 million is determined by multiplying the difference of $46 million by FTEN’s effective tax rate of 39.55%. The purchased intangible assets of $46 million consisted of $23 million in customer relationships, $12 million in technology, $9 million for the FTEN trade name and $2 million related to non-compete agreements.

(2)

In August 2010, we acquired SMARTS, a leading technology provider of surveillance solutions to exchanges, regulators and brokers, to diversify our Market Technology business and enter the broker surveillance and compliance market. We completed our acquisition of SMARTS for $77 million, which included a $75 million initial purchase price as well as a $2 million working capital adjustment. SMARTS purchase consideration also included $11 million held in escrow to be paid in 2012 and 2013, in accordance with the purchase agreement. We acquired net assets, at fair value, totaling $3 million and recorded a current deferred tax liability of $1 million and a non-current deferred tax liability of $7 million related to purchased intangible assets, resulting in total net liabilities acquired of $5 million. The total deferred tax liabilities of $8 million represent the tax effect of the difference between the estimated assigned fair value of the acquired intangible assets ($28 million) and the tax basis ($0) of such assets. The estimated amount of $8 million is determined by multiplying the difference of $28 million by SMARTS’ effective tax rate of 30%. The purchased intangible assets of $28 million consisted of $11 million in technology and $17 million in customer relationships.

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

We finalized the allocation of the purchase price for FTEN in the fourth quarter of 2011, SMARTS in the third quarter of 2011, and Nord Pool in the second quarter of 2011. There were no adjustments to the provisional values for these acquisitions during the year ended December 31, 2011.

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

Acquisition of Assets of North American Energy Credit and Clearing Corp.

In March 2010, we purchased the assets of North American Energy Credit and Clearing Corp. for an immaterial amount. With this purchase, NASDAQ OMX expanded its presence in the OTC energy commodity markets. As previously discussed, the acquisition of these assets was effected through NOCC. In March 2010, we also provided cash of $25 million to NOCC to improve its liquidity position. As of December 31, 2011 and 2010, this amount is classified as non-current restricted cash in the Consolidated Balance Sheets.

2009 Strategic Initiative

Investment in European Multilateral Clearing Facility N.V.

In January 2009, we acquired a 22% stake in EMCF, a leading European clearinghouse, which is accounted for under the equity method of accounting.

Pro Forma Results and Acquisition-related Costs

The consolidated financial statements for the years ended December 31, 2011, 2010 and 2009 include the financial results of the above 2011, 2010 and 2009 acquisitions and strategic initiative from the date of each acquisition or strategic initiative. Pro forma financial results for the acquisitions completed in 2011 and 2010 and the strategic initiative completed in 2009 have not been presented since these acquisitions and the strategic initiative both individually and in the aggregate were not material to our financial results.

Acquisition-related costs for the transactions described above were expensed as incurred and are included in merger and strategic initiatives expense in the Consolidated Statements of Income.

4. Goodwill and Purchased Intangible Assets

Goodwill

The following table presents the changes in goodwill by business segment during the year ended December 31, 2011:

	Market Services	Issuer Services	Market Technology	Total
	(in millions)
Balance at December 31, 2010	$4,679	$292	$156	$5,127
Goodwill acquired	—	20	—	20
Foreign currency translation adjustment	(77)	(6)	(3)	(86)

Balance at December 31, 2011	$4,602	$306	$153	$5,061

As of December 31, 2011, the amount of goodwill that is expected to be deductible for tax purposes in future periods is $96 million.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

The goodwill acquired for Issuer Services shown above relates to our acquisition of Glide Technologies in October 2011. See Note 3, “Acquisitions and Strategic Initiatives,” for further discussion.

Purchased Intangible Assets

The following table presents details of our total purchased intangible assets, both finite- and indefinite-lived:

	December 31, 2011				December 31, 2010
	Gross Amount	Accumulated Amortization	Net Amount	Weighted- Average Useful Life (in Years)	Gross Amount	Accumulated Amortization	Net Amount	Weighted- Average Useful Life (in Years)
	(in millions)				(in millions)
Finite-Lived Intangible Assets
Technology	$42	$(10)	$32	8	$72	$(41)	$31	6
Customer relationships	854	(196)	658	21	853	(152)	701	21
Other	6	(2)	4	8	6	(1)	5	8
Foreign currency translation adjustment	(25)	4	(21)		(15)	4	(11)

Total finite-lived intangible assets	$877	$(204)	$673		$916	$(190)	$726

Indefinite-Lived Intangible Assets
Exchange and clearing registrations	$790	$—	$790		$790	$—	$790
Trade names	181	—	181		181	—	181
Licenses	78	—	78		78	—	78
Foreign currency translation adjustment	(74)	—	(74)		(56)	—	(56)

Total indefinite-lived intangible assets	$975	$—	$975		$993	$—	$993

Total intangible assets	$1,852	$(204)	$1,648		$1,909	$(190)	$1,719

Amortization expense for purchased finite-lived intangible assets was $55 million for the year ended December 31, 2011 and $57 million for the years ended December 31, 2010 and 2009. The decrease in amortization expense in 2011 compared to 2010 was primarily due to a developed technology intangible asset purchased in connection with our acquisition of OMX AB in 2008 being fully amortized in February 2011, partially offset by intangible asset amortization expense on identifiable finite-lived intangible assets purchased in connection with the acquisitions of SMARTS and FTEN as well as certain subsidiaries of Nord Pool from the date of each acquisition.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

The estimated future amortization expense (excluding the impact of foreign currency translation adjustments of $21 million as of December 31, 2011) of purchased finite-lived intangible assets as of December 31, 2011 is as follows:

(in millions)
2012	$53
2013	51
2014	49
2015	47
2016	43
2017 and thereafter	451

Total	$694

5. Investments

Trading Securities

Trading securities, which are included in financial investments, at fair value in the Consolidated Balance Sheets, were $261 million as of December 31, 2011 and $220 million as of December 31, 2010. These securities are primarily comprised of Swedish government debt securities, of which $212 million as of December 31, 2011 and $190 million as of December 31, 2010, are restricted assets to meet regulatory capital requirements primarily for NASDAQ OMX Stockholm’s clearing operations.

Available-for-Sale Investment Security

Investment in DFM

Our available-for-sale investment security, which is included in financial investments, at fair value in the Consolidated Balance Sheets, represents our investment in DFM. In May 2010, we completed the exchange of our equity interest in NASDAQ Dubai for a 1% investment in DFM. See “Investment in NASDAQ Dubai” below for further discussion.

As of December 31, 2011, the cost basis of this investment security was $36 million and the fair value was $18 million. We reviewed the carrying amount of this investment security to determine whether an other-than-temporary decline in value existed as of December 31, 2011. We considered factors affecting the investee, factors affecting the industry the investee operates in and general market trends. We also considered the length of time the market value has been below the carrying amount and the near-term prospects for recovery of unrealized losses. Based on this review, we determined that the decline in value of this security below its carrying amount was other than temporary and we wrote down our investment to fair value resulting in an $18 million pre-tax, non-cash impairment charge, which is included in asset impairment charge in the Consolidated Statements of Income for the year ended December 31, 2011. As of December 31, 2010, the cost basis of this security was $36 million and the fair value was $33 million. The gross change of $3 million between the cost basis and fair value was reflected as an unrealized holding loss in accumulated other comprehensive loss in the Consolidated Balance Sheets, net of taxes.

Equity Method Investments

In general, the equity method of accounting is used when we own 20% to 50% of the outstanding voting stock and when we are able to exercise significant influence over the operating and financial policies of a company.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Equity interest in our equity method investments was $27 million as of December 31, 2011 and December 31, 2010, which consisted primarily of our equity interest in EMCF, a leading European clearinghouse in which we own a 22% equity stake. Equity method investments are included in other non-current assets in the Consolidated Balance Sheets.

Income (loss) recognized from our equity interest in the earnings and losses of these companies was a net gain of $2 million for the years ended December 31, 2011 and December 31, 2010, and a net loss of $107 million for the year ended December 31, 2009. The net loss during the year ended December 31, 2009 was primarily due to impairment charges relating to NASDAQ Dubai and Agora-X and the sale of our investment in Orc. See “Investment in NASDAQ Dubai,” “Impairment of Agora-X,” and “Investment in Orc Software,” below for further discussion.

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

NASDAQ Dubai and DFM are related parties, as both of them are primarily owned by Borse Dubai, our largest stockholder as of December 31, 2011.

Impairment of Agora-X

In 2009, we entered into an agreement to increase our investment in Agora-X from 20% to 85%. At that time, in evaluating the fair value of the total investment, it was determined that our carrying value of Agora-X was no longer recoverable and was in fact impaired, and we wrote down our investment to fair value which resulted in a pre-tax, non-cash impairment charge of $5 million.

Investment in Orc Software

During 2009, we sold shares representing 25.25% of the share capital of Orc to a group of Swedish and other international investors for $54 million in cash. As a result of the sale, we recognized a $19 million loss, which includes costs directly related to the sale, primarily broker fees. The loss is included in income (loss) from unconsolidated investees, net in the Consolidated Statements of Income for the year ended December 31, 2009.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

6. Property and Equipment, net

The following table presents our major categories of property and equipment, net:

	December 31,
	2011	2010
	(in millions)
Data processing equipment and software	$392	$348
Furniture, equipment and leasehold improvements	193	180

	585	528
Less: accumulated depreciation and amortization	(392)	(364)

Total property and equipment, net	$193	$164

Depreciation and amortization expense for property and equipment was $54 million for the year ended December 31, 2011, $46 million for the year ended December 31, 2010 and $47 million for the year ended December 31, 2009. The increase in depreciation and amortization expense in 2011 compared to 2010 is primarily due to depreciation on assets placed into service in 2011 related to data processing equipment and software, partially offset by assets being fully depreciated in 2011. These amounts are included in depreciation and amortization expense in the Consolidated Statements of Income.

As of December 31, 2011 and 2010, we do not own any real estate properties.

7. Deferred Revenue

Deferred revenue represents cash payments received that are yet to be recognized as revenue. At December 31, 2011, we have estimated that our deferred revenue, which is primarily related to Global Listing Services and Market Technology revenues, will be recognized in the following years:

	Initial Listing Revenues	Listing of Additional Shares Revenues	Annual Renewal and Other Revenues	Market Technology Revenues(1)	Total
	(in millions)
Fiscal year ended:
2012	$13	$36	$25	$50	$124
2013	9	28	—	33	70
2014	7	16	—	21	44
2015	6	6	—	12	24
2016	3	—	—	7	10
2017 and thereafter	1	—	—	5	6

	$39	$86	$25	$128	$278

(1)

The timing of recognition of our deferred Market Technology revenues is dependent upon the completion of customization and any significant modifications made pursuant to existing contracts. As such, as it relates to these revenues, the timing represents our best estimate.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

The changes in our deferred revenue during the years ended December 31, 2011 and 2010 are reflected in the following table.

	Initial Listing Revenues	Listing of Additional Shares Revenues	Annual Renewal and Other Revenues	Market Technology Revenues(2)	Total
	(in millions)
Balance at January 1, 2010	$46	$76	$18	$125	$265
Additions(1)	14	46	222	32	314
Amortization(1)	(18)	(39)	(219)	(13)	(289)
Translation adjustment	—	—	—	2	2

Balance at December 31, 2010	$42	$83	$21	$146	$292

Additions(1)	13	43	219	49	324
Amortization(1)	(16)	(40)	(214)	(66)	(336)
Translation adjustment	—	—	(1)	(1)	(2)

Balance at December 31, 2011	$39	$86	$25	$128	$278

(1)

The additions and amortization for initial listing revenues, listing of additional shares revenues and annual renewal and other revenues primarily reflect Issuer Services revenues from U.S. listing revenues.

(2)

Market Technology deferred revenues include revenues from delivered client contracts in the support phase charged during the period. Under contract accounting, where customization and significant modifications to the software are made to meet the needs of our customers, total revenues, as well as costs incurred, are deferred until significant modifications are completed and delivered. Once delivered, deferred revenue and the related deferred costs are recognized over the post contract support period. We have included the deferral of costs in other current assets and other non-current assets in the Consolidated Balance Sheets. The amortization of Market Technology deferred revenue primarily includes revenues earned from client contracts recognized during the period.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

8. Debt Obligations

The following table presents the changes in the carrying value of our debt obligations during the year ended December 31, 2011:

	December 31, 2010	Additions	Payments, Conversions, Accretion and Other	December 31, 2011
	(in millions)
3.75% convertible notes due October 22, 2012 (net of discount)(1)	$—	$—	$—	$—
2.50% convertible senior notes due August 15, 2013(2)	388	—	(300)	88
4.00% senior unsecured notes due January 15, 2015 (net of discount)(3)	398	—	1	399
5.55% senior unsecured notes due January 15, 2020 (net of discount)(3)	598	—	—	598
5.25% senior unsecured notes due January 16, 2018 (net of discount)(3)	367	—	—	367
$1.2 billion senior unsecured five-year credit facility:
$450 million senior unsecured term loan facility credit agreement due September 19, 2016 (average interest rate of 1.66% for the period September 19, 2011 through December 31, 2011)(4)	—	450	(11)	439
$750 million revolving credit commitment due September 19, 2016 (average interest rate of 1.43% for the period October 19, 2011 through December 31, 2011)(4)	—	250	(24)	226
$700 million senior unsecured term loan facility credit agreement repaid September 2011 (average interest rate of 2.25% for the period January 1, 2011 through September 19, 2011)(5)	570	—	(570)	—

Total debt obligations	2,321	700	(904)	2,117
Less current portion	(140)	(45)	140	(45)

Total long-term debt obligations	$2,181	$655	$(764)	$2,072

(1)	As of December 31, 2011 and 2010, approximately $0.5 million aggregate principal amount of the 3.75% convertible notes remained outstanding.
(2)	See “2.50% Convertible Senior Notes” below for further discussion.
(3)	See “Senior Unsecured Notes” below for further discussion.
(4)	See “2011 Credit Facility” below for further discussion.
(5)	See “2010 Credit Facility” below for further discussion.

2.50% Convertible Senior Notes

During the first quarter of 2008, in connection with the business combination with OMX AB, we completed the offering of $475 million aggregate principal amount of 2.50% convertible senior notes due August 15, 2013. The interest rate on the notes is 2.50% per annum payable semi-annually in arrears on February 15 and August 15.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

The 2013 Convertible Notes are convertible in certain circumstances specified in the indenture for the notes. Upon conversion, holders will receive, at the election of NASDAQ OMX, cash, common stock or a combination of cash and common stock. It is our current intent and policy to settle the principal amount of the notes in cash. The conversion rate, subject to adjustment in certain events, is 18.1386 shares of common stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $55.13 per share of common stock. At December 31, 2011, the remaining aggregate principal amount outstanding of the 2013 Convertible Notes is convertible into 1,686,577 shares of our common stock. Subject to certain exceptions, if we undergo a “fundamental change” as described in the indenture, holders may require us to purchase their notes at a price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest.

Tender Offer and Early Extinguishment of Debt

On September 20, 2011, we commenced a cash tender offer for any and all of the $428 million aggregate principal amount outstanding of the 2013 Convertible Notes, or the Offer. We offered to purchase the 2013 Convertible Notes at a price of $1,025 for each $1,000 of principal amount tendered, plus accrued and unpaid interest up to, but not including, October 19, 2011, the date of purchase. Holders representing approximately 78.3% of the aggregate principal amount of the outstanding 2013 Convertible Notes participated in the Offer resulting in the tender of $335 million of the aggregate outstanding principal amount of the 2013 Convertible Notes for a total purchase price of $346 million, which included the premium discussed above, accrued interest, and other costs. We funded the Offer with cash on hand and availability under the revolver in our 2011 Credit Facility. See “2011 Credit Facility” below for further discussion of our credit facility. As a result of the tender, in October 2011, we recorded a pre-tax charge of $25 million consisting of the write-off of the associated unamortized debt discount of $22 million, debt issuance costs of $2 million, as well as other costs of $1 million. This charge was recorded in general, administrative and other expense in the Consolidated Statements of Income for 2011. The 2013 Convertible Notes purchased pursuant to the Offer were cancelled and are no longer outstanding.

In 2009, we repurchased $47 million principal amount of the 2.50% convertible senior notes for a cash payment of $40 million and recognized a pre-tax gain on the early extinguishment of debt of $4 million (net of debt issuance and other costs of $1 million) which is recorded in general, administrative and other expense in the Consolidated Statements of Income for 2009.

The tender offer and early extinguishment of debt discussed above resulted in a remaining aggregate principal amount outstanding of the 2013 Convertible Notes of $93 million as of December 31, 2011.

Liability and Equity Components

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

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

The changes in the liability and equity components of the 2013 Convertible Notes during the years ended December 31, 2011 and 2010 are as follows:

	Liability Component			Equity Component
	(in millions)			(in millions)
	Principal Balance	Unamortized Debt Discount	Net Carrying Amount	Gross Equity Component	Deferred Taxes	Net Equity Component
December 31, 2009	$428	$54	$374	$80	$32	$48
Accretion of debt discount	—	(14)	14	—	—	—

December 31, 2010	$428	$40	$388	$80	$32	$48
Accretion of debt discount	—	(13)	13	—	—	—
Tender offer	(335)	(22)	(313)	(9)	—	(9)

December 31, 2011	$93	$5	$88	$71	$32	$39

The unamortized debt discount on the convertible debt was $5 million as of December 31, 2011 and $40 million as of December 31, 2010 and is included in debt obligations in the Consolidated Balance Sheets. The remaining amount of $5 million will be accreted as part of interest expense through August 15, 2013, the maturity date of the convertible debt. The decrease in the unamortized debt discount in 2011 compared to 2010 is due to the write-off of $22 million associated with the Offer as discussed above and the accretion of the debt discount during 2011 of $13 million. The effective annual interest rate on the 2013 Convertible Notes was 6.53% for the years ended December 31, 2011, 2010 and 2009, which includes the accretion of the debt discount in addition to the annual contractual interest rate of 2.50%.

The equity component of the convertible debt included in additional paid-in capital in the Consolidated Balance Sheets was $39 million at December 31, 2011 and $48 million at December 31, 2010. The difference of $9 million reflects the cash paid in connection with the Offer, discussed above, that was attributable to the extinguishment of the equity component of the convertible debt.

Interest expense recognized on the 2013 Convertible Notes in the Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009 is as follows:

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Components of interest expense recognized on the 2013 Convertible Notes
Accretion of debt discount	$13	$14	$13
Contractual interest	9	10	11

Total interest expense recognized on the 2013 Convertible Notes	$22	$24	$24

Debt Issuance Costs

In 2008, in conjunction with the issuance of the 2013 Convertible Notes, we incurred debt issuance costs of $10 million. These costs, which were capitalized and included in other non-current assets in the Consolidated Balance Sheets, are being amortized over the life of the debt obligation. In connection with the Offer in October 2011, we recorded a pre-tax charge for the write-off of the associated debt issuance costs of $2 million for the year ended December 31, 2011. In connection with the early extinguishment of a portion of these notes in 2009,

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

we recorded a pre-tax charge for the write-off of the associated debt issuance costs of $1 million for the year ended December 31, 2009. See “Tender Offer and Early Extinguishment of Debt” above for further discussion. Amortization expense, which is recorded as additional interest expense for these costs, was $1 million for the year ended December 31, 2011 and $2 million for the years ended December 31, 2010 and 2009.

Senior Unsecured Notes

4.00% and 5.55% Senior Unsecured Notes

In January 2010, NASDAQ OMX issued $1 billion of senior unsecured notes, or the Notes. The Notes were issued at a discount in two separate series consisting of $400 million aggregate principal amount of 4.00% senior notes due 2015, or the 2015 Notes, and $600 million aggregate principal amount of 5.55% senior notes due 2020, or the 2020 Notes. As a result of the discount, the proceeds received from the issuance were less than the aggregate principal amounts. As of December 31, 2011, the balance of $399 million for the 2015 Notes and the balance of $598 million for the 2020 Notes reflect the aggregate principal amounts, less the unamortized debt discount. The unamortized debt discount will be accreted through interest expense over the life of the Notes.

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

Debt Issuance Costs

We incurred debt issuance and other costs of $8 million in connection with the issuance of the Notes. These costs, which are capitalized and included in other non-current assets in the Consolidated Balance Sheets, are being amortized over the life of the debt obligations. Amortization expense, which is recorded as additional interest expense for these costs, was $1 million for both the years ended December 31, 2011 and 2010.

5.25% Senior Unsecured Notes

In December 2010, NASDAQ OMX issued $370 million of 5.25% senior unsecured notes due January 16, 2018. We applied the net proceeds from the 2018 Notes of $367 million and cash on hand of $3 million to repay all amounts outstanding under our $400 million senior unsecured bridge facility, or the Bridge Facility, discussed below, as well as related fees.

The 2018 Notes were issued at a discount. As a result of the discount, the proceeds received from the issuance were less than the aggregate principal amount. As of December 31, 2011, the balance of $367 million reflects the aggregate principal amount, less the unamortized debt discount. The unamortized debt discount will be accreted through interest expense over the life of the 2018 Notes.

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

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Debt Issuance Costs

We incurred debt issuance costs of $3 million in connection with the issuance of the 2018 Notes. These costs, which are capitalized and included in other non-current assets in the Consolidated Balance Sheets, are being amortized over the life of the debt obligation. Amortization expense, which is recorded as additional interest expense for these costs, was immaterial for both the years ended December 31, 2011 and 2010.

Credit Facilities

2011 Credit Facility

In September 2011, NASDAQ OMX entered into a $1.2 billion senior unsecured five-year credit facility which matures on September 19, 2016. The 2011 Credit Facility consists of our 2016 Term loan of $450 million and a $750 million revolving credit commitment (including a swingline facility and letter of credit facility). NASDAQ OMX applied the $450 million in proceeds from the 2016 Term Loan to repay the remaining $450 million principal amount outstanding on our 2010 Credit Facility, as defined below. As a result, NASDAQ OMX terminated the associated credit agreement. See “2010 Credit Facility” below for further discussion.

In October 2011, we borrowed $250 million under the revolving credit commitment portion of the 2011 Credit Facility and utilized cash on hand of $96 million in order to fund the purchase of the 2013 Convertible Notes tendered in the Offer. In November 2011, we made an optional prepayment of $24 million on our revolving credit commitment. As a result, availability under the revolving credit commitment was $524 million as of December 31, 2011.

The loans under the 2011 Credit Facility have a variable interest rate based on either the London Interbank Offered Rate, or LIBOR, or the Federal Funds Rate, plus an applicable margin that varies with NASDAQ OMX’s debt rating.

Under the 2011 Credit Facility, beginning in December 2011 we are required to pay quarterly principal payments equal to 2.50% of the aggregate original principal amounts borrowed under the 2016 Term Loan. In the fourth quarter of 2011, we made a required quarterly principal payment of $11 million on our 2016 Term Loan.

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

Debt Issuance Costs

We incurred debt issuance and other costs of $5 million in connection with the entry into the 2011 Credit Facility. These costs, which are capitalized and included in other non-current assets in the Consolidated Balance Sheets, are being amortized over the life of the 2011 Credit Facility. Amortization expense, which is recorded as additional interest expense for these costs, was immaterial for the year ended December 31, 2011.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

2010 Credit Facility

In January 2010, NASDAQ OMX entered into a $950 million senior unsecured three-year credit facility, or the 2010 Credit Facility. The 2010 Credit Facility provided for a $250 million revolving credit commitment (including a swingline facility and letter of credit facility), a $350 million funded Tranche A term loan, or the Term Loan A, and a $350 million funded Tranche X term loan, or the Term Loan X and, together with Term Loan A, the Term Loans. The loans under the 2010 Credit Facility had a variable interest rate based on either the LIBOR or the Federal Funds Rate, plus an applicable margin that varied with NASDAQ OMX’s debt rating.

NASDAQ OMX applied the net proceeds from the Notes, the $700 million funded Term Loans and cash on hand to repay all amounts outstanding under our senior secured credit facilities in place as of December 31, 2009 and related fees. As a result, NASDAQ OMX terminated the associated credit agreement.

Under our 2010 Credit Facility, we were required to pay quarterly principal payments of $35 million on our Term Loans. In the first half of 2011, we made required quarterly principal payments of $70 million, as well as an optional principal payment of $50 million on our Term Loans. In September 2011, we applied the proceeds of $450 million from the 2016 Term Loan discussed above, to repay the remaining $450 million principal amount outstanding on our Term Loans. As a result, NASDAQ OMX terminated the associated credit agreement. See “2011 Credit Facility” above for further discussion of the 2011 Credit Facility.

Debt Issuance and Other Costs

We incurred debt issuance and other costs of $13 million in connection with the entry into the 2010 Credit Facility. These costs, which were capitalized and included in other non-current assets in the Consolidated Balance Sheets, were being amortized over the life of the debt obligation. In September 2011, as a result of repayment of our 2010 Credit Facility, we recorded a pre-tax charge of $6 million, which primarily included the write-off of the remaining unamortized balance of debt issuance costs. This charge is included in general, administrative and other expense in the Consolidated Statements of Income for the year ended December 31, 2011. Amortization expense, which was recorded as additional interest expense for these costs, was $3 million for the year ended December 31, 2011 and $4 million for the year ended December 31, 2010.

Bridge Facility

In December 2010, NASDAQ OMX entered into the Bridge Facility, and borrowed $370 million to partially finance the purchase of our stock from Borse Dubai. See “Share Repurchase Programs and Share Repurchase from Borse Dubai,” of Note 12, “NASDAQ OMX Stockholders’ Equity,” for further discussion of our share repurchase from Borse Dubai. We applied the net proceeds from the issuance of our 2018 Notes, discussed above, and cash on hand to repay all amounts outstanding under the Bridge Facility and terminated the Bridge Facility as of December 31, 2010. The effective interest rate on borrowings under the Bridge Facility was 1.76%.

Other Credit Facilities

In addition to the revolving credit commitment discussed above, we have credit facilities related to our clearinghouses in order to meet liquidity and regulatory requirements. At December 31, 2011, these credit facilities, which are available in multiple currencies, primarily Swedish Krona and U.S. dollar, totaled $447 million ($206 million in available liquidity and $241 million to satisfy regulatory requirements), none of which was utilized. At December 31, 2010, these facilities totaled $440 million ($196 million in available liquidity and $244 million to satisfy regulatory requirements), none of which was utilized.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Debt Covenants

At December 31, 2011, we were in compliance with the covenants of all of our debt obligations.

9. Income Taxes

The income tax provision consists of the following amounts:

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Current income taxes:
Federal	$129	$116	$96
State	34	36	32
Foreign	23	20	10

Total current income taxes	186	172	138

Deferred income taxes:
Federal	(18)	(25)	(26)
State	—	(26)	8
Foreign	22	16	8

Total deferred income taxes	4	(35)	(10)

Total income tax provision	$190	$137	$128

U.S. federal taxes have not been provided on undistributed earnings of certain non-U.S. subsidiaries to the extent such earnings will be reinvested abroad for an indefinite period of time. At December 31, 2011, the cumulative amount of undistributed earnings in these subsidiaries is approximately $60 million. We have the intent and ability to indefinitely reinvest the undistributed earnings of our non-U.S. subsidiaries.

A reconciliation of the income tax provision, based on the U.S. federal statutory rate, to our actual income tax provision for the years ended December 31, 2011, 2010 and 2009 is as follows:

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Federal income tax provision at the statutory rate	35.0%	35.0%	35.0%
State income tax provision, net of federal effect	3.3%	4.2%	6.6%
Foreign income tax provision at a rate different than the federal rate	(3.8)%	(3.2)%	(3.6)%
Earnings from foreign affiliates, not subject to tax	(3.4)%	(3.5)%	(4.8)%
Nondeductible expenses	0.2%	0.3%	2.8%
Change in deferred taxes due to change in tax rate(1)	0.5%	(3.0)%	—
Excess capital loss carry back(1)	—	(2.4)%	—
Other, net	1.4%	(1.4)%	(3.3)%

Actual income tax provision(1)	33.2%	26.0%	32.7%

(1)

The higher effective tax rate in 2011 when compared to 2010 was primarily due to the impact of changes in tax laws in certain jurisdictions where NASDAQ OMX operates. Also, 2010 results included reductions in deferred tax liabilities due to a revised effective tax rate and a tax deduction for a capital loss. The lower

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

effective tax rate in 2010 when compared to 2009 was primarily due to the restructuring of certain NASDAQ OMX subsidiaries. These transactions resulted in reductions in deferred tax liabilities due to a revised effective tax rate and a tax deduction for a capital loss.

The temporary differences, which give rise to our deferred tax assets and (liabilities), consisted of the following:

	December 31,
	2011	2010
	(in millions)
Deferred tax assets:
Deferred revenues	$30	$28
U.S. federal net operating loss	15	20
Foreign net operating loss	99	104
State net operating loss	4	1
Compensation and benefits	88	77
Foreign currency translation	194	155
Lease reserves	19	8
Tax credits	19	5
Excess capital loss	—	64
Other	15	15

Gross deferred tax assets	483	477

Deferred tax liabilities:
Amortization of software development costs and depreciation	(40)	(25)
Amortization of acquired intangible assets	(629)	(653)
Accretion of debt discount	(4)	(19)
Other	(24)	(27)

Gross deferred tax liabilities	(697)	(724)

Net deferred tax liabilities before valuation allowance	(214)	(247)

Less: valuation allowance	(75)	(31)

Net deferred tax liabilities	$(289)	$(278)

A valuation allowance has been established with regards to the tax benefits primarily associated with certain net operating losses and impairment losses, as it is more likely than not that these benefits will not be realized in the future.

In 2011, our U.S. federal net operating loss of $15 million, which includes $10 million related to the acquisition of FTEN in December 2010 and $5 million related to subsidiaries of OMX that are not included in our U.S. federal consolidated income tax return, will expire in years 2023-2031. Our foreign net operating loss of $99 million, as of December 31, 2011, includes $33 million that will expire in years 2018-2021 and $66 million that has no expiration date. Also, our state net operating loss of $4 million, as of December 31, 2011,will expire in years 2013-2031.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following represents the domestic and foreign components of income before income tax provision:

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Domestic	$392	$393	$325
Foreign	181	133	66

Income before income tax provision	$573	$526	$391

In 2011, 2010 and 2009, we recorded income tax benefits of $10 million, $2 million and $4 million, respectively, primarily related to share-based compensation. These amounts were recorded as additional paid-in-capital in the Consolidated Balance Sheets.

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

As of December 31, 2011, we had $18 million of unrecognized benefits, of which $11 million would affect our effective tax rate if recognized. As of December 31, 2010, we had $12 million of unrecognized benefits, of which $8 million would affect our effective tax rate if recognized.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2011	2010
	(in millions)
Beginning balance	$12	$11
Additions as a result of tax positions taken in prior periods	6	1
Additions as a result of tax positions taken in the current period	3	2
Reductions related to settlements with taxing authorities	(2)	(2)
Reductions as a result of lapses of the applicable statute of limitations	(1)	—

Ending balance	$18	$12

Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2011, we had accrued $5 million for interest and penalties, net of tax effect. As of December 31, 2010, we had accrued $4 million for interest and penalties, net of tax effect.

NASDAQ OMX and its eligible subsidiaries file a consolidated U.S. federal income tax return and applicable state and local income tax returns and non-U.S. income tax returns. Federal income tax returns for the years 2008 and 2009 are currently under audit by the Internal Revenue Service. The review of federal income tax returns for the years 2007 and 2010 is expected to commence in 2012. Several state tax returns are currently under examination by the respective tax authorities for the years 2000 through 2009 and we are subject to examination for 2010. Non-U.S. tax returns are subject to review by the respective tax authorities for the years 2003 through 2010. In 2011, we settled audits with various taxing jurisdictions and paid a total of $1 million with respect to the years 2006 through 2009. Since this amount was included in our unrecognized tax benefits as of

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010, such payments did not affect our 2011 effective tax rate. The outcome of these audits did not have a material impact on our financial position or results of operations. We anticipate that the amount of unrecognized tax benefits at December 31, 2011 will significantly decrease in the next twelve months as we expect to settle certain tax audits. The final outcome of such audits cannot yet be determined. We anticipate that such adjustments will not have a material impact on our consolidated financial position or results of operations.

In the fourth quarter of 2010, we received an appeal from the Finnish Tax Authority in which such authority challenges certain interest expense deductions claimed by NASDAQ OMX in Finland for the year 2008. NASDAQ OMX’s tax return position with respect to this deduction was previously reviewed and approved by the Finnish Tax Authority. The appeal also demands certain penalties be paid with regard to the company’s tax return filing position. If the Finnish Tax Authority prevails in its challenge, additional tax and penalties for the years 2008-2011 would total approximately $23 million. We expect the Finnish Tax Authority to agree with our position once its review is completed and, as such, we believe it is unlikely NASDAQ OMX will be assessed any additional tax and penalties. Through December 31, 2011, we have recorded the tax benefits associated with the filing position.

In June 2009, NASDAQ OMX filed an application for an advance tax ruling with the Swedish Tax Council for Advance Tax Rulings. The application was filed to confirm whether certain interest expense is deductible for Swedish tax purposes under legislation that became effective on January 1, 2009. In June 2010, we received a favorable response from the Swedish Tax Council for Advance Tax Rulings in which all members of the Council agreed that the interest expense is deductible for Swedish tax purposes. The Swedish Tax Agency appealed the Council’s ruling to the Swedish Supreme Administrative Court. In November 2011, the Swedish Supreme Administrative Court rendered a ruling consistent with the favorable ruling from the Swedish Tax Council for Advance Tax Rulings. Since we have recorded all tax benefits associated with this matter, the ruling did not affect our financial position or results of operations.

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

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Components of Net Periodic Benefit Cost

The following table sets forth the components of net periodic pension, SERP and post-retirement benefits costs from the NASDAQ OMX Benefit Plans recognized in compensation and benefits expense in the Consolidated Statements of Income:

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Components of net periodic benefit cost
Interest cost	$6	$7	$7
Expected return on plan assets	(5)	(5)	(4)
Recognized net actuarial (gain) loss	3	3	(2)
Settlement loss recognized	—	1	1

Net periodic benefit cost	$4	$6	$2

Benefit Obligations and Funded Status

The following table provides a reconciliation of the changes in the benefit obligation, the plan assets and the funded status of the NASDAQ OMX Benefit Plans.

	2011				2010
	Pension	SERP	Post- retirement	Total	Pension	SERP	Post- retirement	Total
	(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$83	$30	$12	$125	$77	$29	$9	$115
Interest cost	4	1	1	6	4	2	1	7
Actuarial losses (gains)	(1)	—	(2)	(3)	—	—	1	1
Benefits paid	(3)	(2)	—	(5)	(2)	(2)	—	(4)
Settlements	—	—	—	—	(3)	—	—	(3)
Loss due to change in discount rate	3	1	—	4	7	1	1	9

Benefit obligation at end of year	86	30	11	127	83	30	12	125

Change in plan assets
Fair value of plan assets at beginning of year	65	—	—	65	58	—	—	58
Actual return on plan assets	(1)	—	—	(1)	7	—	—	7
Company contributions	1	2	—	3	5	2	—	7
Benefits paid	(3)	(2)	—	(5)	(2)	(2)	—	(4)
Settlements	—	—	—	—	(3)	—	—	(3)

Fair value of plan assets at end of year	62	—	—	62	65	—	—	65

Underfunded status of the plans	(24)	(30)	(11)	(65)	(18)	(30)	(12)	(60)

Accumulated benefit obligation	$86	$30	$11	$127	$83	$30	$12	$125

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

The total underfunded status of the NASDAQ OMX Benefit Plans of $65 million at December 31, 2011 and $60 million at December 31, 2010 is included in other non-current liabilities and accrued personnel costs in the Consolidated Balance Sheets. No plan assets are expected to be returned to us during the year ending December 31, 2012.

Actuarial Assumptions

The following tables provide the weighted-average actuarial assumptions for the NASDAQ OMX Benefit Plans.

Weighted-average assumptions used to determine benefit obligations at the end of the fiscal year:

	2011	2010
Discount rate:
Pension	5.00%	5.25%
SERP	5.00%	5.25%
Post-retirement	5.00%	5.25%
Rate of compensation increase:
Pension	N/A	N/A
SERP	N/A	N/A
Post-retirement	N/A	N/A

Weighted-average assumptions used to determine net benefit cost for the fiscal year:

	2011	2010	2009
Discount rate:
Pension	5.25%	5.75%	7.00%
SERP	5.25%	5.75%	7.00%
Post-retirement	5.25%	5.75%	7.00%
Rate of compensation increase:
Pension	N/A	N/A	N/A
SERP	N/A	N/A	N/A
Post-retirement	N/A	N/A	N/A
Expected return on plan assets:
Pension	8.00%	8.00%	8.00%
SERP	N/A	N/A	N/A
Post-retirement	N/A	N/A	N/A

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

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

For 2012, the weighted-average assumed healthcare cost trend rate used for post-retirement measurement purposes for the NASDAQ OMX Benefit Plans is 9.5% to 10.0% prior to age 65 and 7.0% to 10.0% after age 65. A one percent increase or decrease in the assumed healthcare cost trend would have an immaterial effect on the post-retirement service and interest cost and post-retirement benefit obligation for both plans.

Plan Assets of the NASDAQ OMX Benefit Plans

NASDAQ OMX’s Pension and 401(k) Committee, which is comprised of employees of NASDAQ OMX, has oversight responsibility for the plan assets of the NASDAQ OMX Benefit Plans. The investment policy and strategy of the plan assets, which was adopted by NASDAQ OMX’s Pension and 401(k) Committee, is to provide for preservation of principal, both in nominal and real terms, in order to meet the long-term spending needs of the NASDAQ OMX Benefit Plans. We invest in securities per the target allocations stated below. Target allocations for plan assets as of December 31, 2011 were as follows:

Target Allocation
Mutual funds(1)	75%
U.S. equity securities	10%
Other investment strategies and cash	15%

Total	100%

(1)	Securities are held in various classes of domestic, international and emerging market equity and fixed-income securities.

Asset allocations are reviewed quarterly and adjusted, as appropriate, to remain within target allocations. The investment policy is reviewed on an annual basis, under the advisement of an investment consultant, to determine if the policy or asset allocation targets should be changed.

The fair value of the plan assets for the NASDAQ OMX Benefit Plans at December 31, 2011, by asset category and fair value hierarchy, are as follows:

	Total Benefit Plan Assets as of December 31, 2011	Fair Value Measurements(1)
		Level 1	Level 2	Level 3
		(in millions)
Mutual funds(2)	$47	$47	$—	$—
U.S. equity securities	6	6	—	—
Other investment strategies and cash(3)	9	7	2	—

Total benefit plan assets	$62	$60	$2	$—

(1)	See Note 14, “Fair Value of Financial Instruments,” for further discussion of fair value measurements.
(2)	Securities are held in various classes of domestic, international and emerging market equity and fixed-income securities.
(3)

Includes cash and multi-strategy hedge funds. Securities held in multi-strategy hedge funds are held in multiple asset classes and include investments in equity and fixed-income securities, arbitrage investments and futures.

The expected rate of return on plan assets for the NASDAQ OMX Benefit Plans represents our long-term assessment of return expectations which may change based on significant shifts in economic and financial market conditions. The long-term rate of return on plan assets is derived from return assumptions determined based on

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

asset classes held and weighted based on the current target allocation for each class. Over the long term, our investments in bond mutual funds are expected to return between 4% and 5%, investments in equity mutual funds and U.S. equity securities are expected to return between 7% and 9%, other investment strategies are expected to return between 7% and 8%, and cash is expected to return between 2% and 3%. While we considered the NASDAQ OMX Benefit Plans recent performance and other economic growth and inflation factors, which are supported by long-term historical data, the return expectations for each of these asset categories represents a long-term prospective return. Based on historical experience, the NASDAQ OMX Pension and 401(k) Committee expects that the plans’ asset managers overall will provide a modest (1% per annum) premium to their respective market benchmark indexes.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss), as of December 31, 2011, consisted of the following amounts that have yet to be recognized in net periodic benefit costs for the NASDAQ OMX Benefit Plans:

	Pension	SERP	Post- retirement	Total
	(in millions)
Unrecognized net actuarial gain/(loss)	$(31)	$(3)	$1	$(33)
Income tax benefit	13	1	—	14

Employee benefit plan adjustments, net of tax	$(18)	$(2)	$1	$(19)

Estimated Future Benefit Payments

We expect to make the following benefit payments to participants in the next ten fiscal years for the NASDAQ OMX Benefit Plans:

	Pension	SERP	Post- retirement	Total
	(in millions)
Fiscal year ended:
2012	$3	$2	$—	$5
2013	3	11	1	15
2014	3	2	1	6
2015	4	3	1	8
2016	5	2	1	8
2017 through 2021	22	8	3	33

	$40	$28	$7	$75

Non—U.S. Benefit Plans

Most employees outside the U.S. are covered by local retirement plans or by applicable social laws. Benefits under social laws are generally expensed in the periods in which the costs are incurred. These costs are included in compensation and benefits expense in the Consolidated Statements of Income and were $14 million in 2011, $13 million in 2010 and $14 million in 2009.

As part of the acquisition of certain subsidiaries of Nord Pool, we assumed the obligation for several pension plans providing benefits for these employees. Employees covered under these pension plans are entitled to defined future pension benefits based on the number of years of employment and pay at retirement age. The

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

measurement date of the plan obligations is December 31. The projected benefit obligation was $15 million at December 31, 2011 and $14 million at December 31, 2010. The fair value of the plan assets was $7 million at December 31, 2011 and $6 million at December 31, 2010. The underfunded status of the plans was $8 million at both December 31, 2011 and 2010, and was included in other non-current liabilities in the Consolidated Balance Sheets. The benefit cost for these plans was $2 million in 2011, $1 million in 2010 and $3 million in 2009.

U.S. Defined Contribution Savings Plan

We sponsor a voluntary defined contribution savings plan, or 401(k) Plan, for U.S. employees. Employees are immediately eligible to make contributions to the plan and are also eligible for an employer contribution match at an amount equal to 100.0% of the first 4.0% of eligible employee contributions. Savings plan expense included in compensation and benefits expense in the Consolidated Statements of Income was $4 million in 2011, 2010 and 2009.

We have a profit-sharing contribution feature to our 401(k) plan which allows eligible U.S. employees to receive employer retirement contributions, or ERCs, when we meet our annual corporate goals. In addition, we have a supplemental ERC for select highly compensated employees whose ERCs are limited by the annual Internal Revenue Service compensation limit. ERC expense recorded in compensation and benefits expense in the Consolidated Statements of Income was $5 million in 2011 and $4 million in both 2010 and 2009.

Employee Stock Purchase Plan

We have an ESPP under which approximately 3.6 million shares of our common stock have been reserved for future issuance as of December 31, 2011.

Our ESPP allows eligible U.S. and non-U.S. employees to purchase a limited number of shares of our common stock at six-month intervals, called offering periods, at 85.0% of the lower of the fair market value on the first or the last day of each offering period. The 15.0% discount given to our employees is included in compensation and benefits expense in the Consolidated Statements of Income.

Under our ESPP, employees may purchase shares having a value not exceeding 10.0% of their annual compensation, subject to applicable annual Internal Revenue Service limitations. During 2011, employees purchased 246,850 shares at a weighted-average price of $20.64, during 2010, employees purchased 242,865 shares at a weighted-average price of $15.08 and during 2009, employees purchased 201,559 shares at a weighted-average price of $17.68 under the ESPP. We recorded compensation expense of $1.2 million for the year ended December 31, 2011, $0.8 million for the year ended December 31, 2010 and $0.6 million for the year ended December 31, 2009 for the 15.0% discount that is given to our employees.

11. Share-Based Compensation

We have a share-based compensation program that provides our board of directors broad discretion in creating employee equity incentives. Share-based awards, or equity awards, include employee stock options, restricted stock (which includes awards and units), and PSUs. Grants of equity awards are designed to reward employees for their long-term contributions and provide incentives for them to remain with us. For accounting purposes, we consider PSUs to be a form of restricted stock.

Restricted stock is generally time-based and vests over three- to five-year periods beginning on the date of the grant. Stock options are also generally time-based and expire ten years from the grant date. Stock option and restricted stock awards generally include performance-based accelerated vesting features based on achievement

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Stock Option Exchange Program

In May 2010, NASDAQ OMX shareholders approved a proposal to allow for a one-time voluntary stock option exchange program, designed to provide eligible employees an opportunity to exchange some or all of their eligible underwater stock options for a lesser amount of replacement stock options to be granted with a lower exercise price and a longer vesting period. Participants in the program were entitled to receive one replacement option for each 1.4 eligible options exchanged. Stock options eligible for the exchange were granted on or after January 1, 2006 and on or before June 30, 2008 with an exercise price greater than $30.00. The program commenced on July 7, 2010 and expired on August 3, 2010. A total of 0.8 million eligible stock options were tendered by employees, representing 90% of the total stock options eligible for exchange. On August 3, 2010, we granted 0.6 million new replacement stock options with an exercise price of $20.04, which was equal to the closing price of our common stock on that date. The replacement options are subject to a new vesting schedule and vest ratably in three equal annual installments on August 3, 2011 through August 3, 2013 and have a term of seven years. No incremental stock option expense was recognized for the replacement options as the fair value of the replacement options did not exceed the fair value of the exchanged options.

Summary of 2011 Equity Awards

In March 2011, we granted non-qualified stock options and/or restricted stock to most active employees. Both the stock options and restricted stock granted included a performance-based accelerated vesting feature based on achievement of specific levels of corporate performance, as described above. In 2011, we exceeded the applicable performance parameters, and therefore, we will expense the grant over a three-year vesting period.

During 2011, certain officers received grants of a target amount of 632,368 PSUs. Of these PSUs granted, 100,000 units are subject to a three-year performance period and vest at the end of the performance period. The remaining 532,368 units are subject to a one-year performance period and generally will vest ratably on an annual basis on December 31, 2012 through December 31, 2014. During 2011, certain grants exceeded the applicable performance parameters for the one-year performance PSUs. As a result, an additional 248,042 units were considered granted in February 2012.

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

In 2010, certain officers received grants of 629,743 PSUs. Of these PSUs granted, 80,000 units are subject to a three-year performance period and vest at the end of the period. The remaining 549,743 units are subject to a one-year performance period and generally vest ratably on an annual basis on December 31, 2011 through December 31, 2013. During 2010, certain grants exceeded the applicable performance parameters for the one-year performance PSUs. As a result, an additional 19,142 units were considered granted in February 2011.

Summary of 2009 Equity Awards

In 2009, certain officers received grants of 105,641 PSUs. Of these PSUs granted, 80,000 units are subject to a three- year performance period and vest at the end of the period. The remaining 25,641 units were subject to a one-year performance period and vest ratably on an annual basis on December 31, 2010 through December 31, 2012. During 2009, we exceeded the applicable performance parameters for the one-year performance PSUs. As a result, an additional 12,308 units were considered granted in February 2010.

Also in 2009, certain officers received grants of 972,319 non-qualified stock options that expire ten years from the grant date. Of these options granted, 450,000 vested on December 31, 2011 and 450,000 will vest on December 31, 2012 and are not subject to any performance measures. The remaining 72,319 options granted included a performance based accelerated vesting feature based on us achieving specific levels of performance, as described above. In 2009, we achieved the applicable performance parameters, and therefore, we will continue to expense the grant over the four-year vesting period.

Additionally, certain officers received grants of restricted stock of 725,000 in 2009. Of these grants, 675,000 vested 30% on June 30, 2011 and 70% will vest on June 30, 2012. The remaining 50,000 grants of restricted stock will vest on March 31, 2012.

Common Shares Available Under Our Equity Plan

As of December 31, 2011, we had approximately 6.1 million shares of common stock authorized for future issuance under our Equity Plan.

Summary of Share-Based Compensation Expense

The following table shows the total share-based compensation expense resulting from equity awards and the 15.0% discount for the ESPP for the years ended December 31, 2011, 2010 and 2009 in the Consolidated Statements of Income:

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Share-based compensation expense before income taxes	$36	$33	$35
Income tax benefit	(14)	(13)	(14)

Share-based compensation expense after income taxes	$22	$20	$21

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

We estimated the fair value of stock option awards using the Black-Scholes valuation model with the following assumptions:

	Year Ended December 31,
	2011	2010	2009
Expected life (in years)	5	5	5
Weighted-average risk free interest rate	2.16%	2.03%	2.52%
Expected volatility	27.0%	32.0%	36.0%
Dividend yield	—	—	—
Weighted-average fair value at grant date	$7.06	$6.30	$7.40

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

Summary of Stock Option Activity

A summary of stock option activity for the years ended December 31, 2011, 2010 and 2009 is as follows:

	Stock Options Outstanding
	Number of Stock Options	Weighted- Average Exercise Price
Outstanding at January 1, 2009	10,726,905	$18.08
Granted(1)	1,018,155	21.13
Exercised	(814,575)	7.93
Forfeited or expired	(723,614)	32.32

Outstanding at December 31, 2009	10,206,871	$18.18
Granted(1)	1,855,979	19.87
Exercised	(708,731)	9.23
Forfeited or expired	(395,148)	29.87
Stock option exchange program(2)	(846,129)	38.96

Outstanding at December 31, 2010	10,112,842	$16.92
Granted(1)	1,267,430	25.28
Exercised	(1,030,721)	9.68
Forfeited or expired	(425,516)	26.85

Outstanding at December 31, 2011	9,924,035	$18.33

(1)

Stock options granted in 2011 and 2010 primarily reflect our company-wide equity grants issued in March 2011 and 2010, which include a performance-based accelerated vesting feature based on achievement of specific levels of corporate performance, as described above. Stock options granted in 2010 also include the issuance of replacement stock options in connection with our stock option exchange program. See “Stock Option Exchange Program” above for further discussion. Stock options granted in 2009 primarily reflect awards issued to certain officers, as described above.

(2)	Represents stock options tendered in our stock option exchange program. See “Stock Option Exchange Program” above for further discussion.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

We received net cash proceeds of $10 million from the exercise of approximately 1,030,721 stock options for the year ended December 31, 2011, received net cash proceeds of $7 million from the exercise of approximately 708,731 stock options for the year ended December 31, 2010, and received net cash proceeds of $6 million from the exercise of approximately 814,575 stock options for the year ended December 31, 2009. We present excess tax benefits from the exercise of stock options, if any, as financing cash flows.

The following table summarizes significant ranges of outstanding and exercisable stock options as of December 31, 2011:

Range of Exercise Prices	Number of Stock Options	Weighted- Average Remaining Contractual Term (in years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)	Number Exercisable	Weighted- Average Remaining Contractual Term (in years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)
$ 5.28 -$ 7.34	1,880,750	1.75	$5.91	$35	1,880,750	1.75	$5.91	$35
$ 7.35 -$ 8.34	1,289,076	3.12	$7.35	22	1,289,076	3.12	$7.35	22
$ 8.35 -$10.24	668,682	2.13	$8.84	10	668,682	2.13	$8.84	10
$10.25 - $14.49	19,520	0.31	$13.00	—	19,520	0.31	$13.00	—
$14.50 -$19.69	116,691	7.64	$19.20	1	17,742	5.69	$18.16	—
$19.70 -$25.01	2,582,940	8.25	$20.48	10	663,864	7.87	$20.96	2
$25.02 -$30.09	2,080,919	8.46	$25.27	—	67,621	5.82	$26.86	—
$30.10 -$35.91	9,631	5.35	$31.78	—	9,235	5.28	$31.72	—
$35.92 -$38.99	1,121,420	5.19	$35.93	—	1,041,420	5.19	$35.93	—
$39.00 -$42.28	52,472	5.58	$40.91	—	52,472	5.58	$40.91	—
$42.29 -$48.81	101,934	6.20	$45.38	—	101,934	6.20	$45.38	—

Total	9,924,035	5.58	$18.33	$78	5,812,316	3.59	$15.02	$69

The aggregate intrinsic value in the above table represents the total pre-tax intrinsic value (i.e., the difference between our closing stock price on December 30, 2011 of $24.51 and the exercise price, times the number of shares) based on stock options with an exercise price less than NASDAQ OMX’s closing price of $24.51 as of December 30, 2011, which would have been received by the option holders had the option holders exercised their stock options on that date. This amount can change based on the fair market value of our common stock. The total number of in-the-money stock options exercisable as of December 31, 2011 was 4.5 million. As of December 31, 2010, 6.1 million outstanding stock options were exercisable and the weighted-average exercise price was $13.19.

Total fair value of stock options vested was $6 million for the year ended December 31, 2011 and $5 million for the year ended December 31, 2010. The total pre-tax intrinsic value of stock options exercised was $15 million during 2011, $8 million during 2010 and $10 million during 2009.

At December 31, 2011, $12 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.7 years.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Summary of Restricted Stock and PSU Activity

The following table summarizes our restricted stock and PSU activity for the years ended December 31, 2011, 2010 and 2009:

	Restricted Stock			PSUs
	Number of Awards		Weighted- Average Grant Date Fair Value	Number of Awards		Weighted- Average Grant Date Fair Value
Unvested balances at January 1, 2009	1,884,472		$32.23	631,968		$33.87
Granted	861,919	(1)	20.79	105,641	(1)	22.77
Vested	(260,721)		34.27	—		—
Forfeited	(276,922)		32.53	(184,927)		34.37

Unvested balances at December 31, 2009	2,208,748		$27.48	552,682		$31.59
Granted	1,223,921	(2)	19.80	714,328	(1)	20.31
Vested	(459,759)		39.89	(120,000)		33.19
Forfeited	(213,819)		26.87	(48,381)		27.79

Unvested balances at December 31, 2010	2,759,091		$22.00	1,098,629		$24.25
Granted	1,393,373	(2)	25.31	651,510	(1)	25.14
Vested	(353,235)		24.26	(279,447)		28.70
Forfeited	(427,896)		22.28	(155,512)		27.94

Unvested balances at December 31, 2011	3,371,333		$23.10	1,315,180		$23.33

(1)	PSUs granted in 2011, 2010 and 2009 and restricted stock granted in 2009 primarily reflect awards issued to certain officers, as described above.
(2)

Restricted stock granted in 2011 and 2010 primarily reflect our company wide grants issued in March 2011 and 2010 which include a performance-based accelerated vesting feature based on achievement of specific levels of corporate performance, as described above.

At December 31, 2011, $53 million of total unrecognized compensation cost related to restricted stock and PSUs is expected to be recognized over a weighted-average period of 1.8 years.

12. NASDAQ OMX Stockholders’ Equity

Common Stock

At December 31, 2011, 300,000,000 shares of our common stock were authorized, 213,398,111 shares were issued and 173,552,939 shares were outstanding. The holders of common stock are entitled to one vote per share, except that our certificate of incorporation limits the ability of any person to vote in excess of 5.0% of the then-outstanding shares of NASDAQ OMX common stock. This limitation does not apply to persons exempted from this limitation by our board of directors prior to the time such person owns more than 5.0% of the then-outstanding shares of NASDAQ OMX common stock.

Common Stock in Treasury, at Cost

We account for the purchase of treasury stock under the cost method with the shares of stock repurchased reflected as a reduction to NASDAQ OMX stockholders’ equity and included in common stock in treasury, at cost in the Consolidated Balance Sheets. When treasury shares are reissued, they are recorded at the average cost

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

of the treasury shares acquired. We held 39,845,172 shares of common stock in treasury as of December 31, 2011 and 37,587,403 shares as of December 31, 2010. The increase during the year ended December 31, 2011 was primarily due to our share repurchase program partially offset by shares of common stock in treasury reissued under our share-based compensation program. See “Share Repurchase Programs and Share Repurchase from Borse Dubai” below for further discussion of our share repurchase programs and Note 11, “Share-Based Compensation,” for further discussion of our share-based compensation program.

Share Repurchase Programs and Share Repurchase from Borse Dubai

In October 2011, our board of directors approved a share repurchase program authorizing NASDAQ OMX to repurchase in the aggregate up to $300 million of our outstanding common stock. These purchases may be made from time to time at prevailing market prices in open market purchases, privately-negotiated transactions, block purchase techniques or otherwise, as determined by our management. The purchases will be funded from existing cash balances. The share repurchase program may be suspended, modified or discontinued at any time. During the fourth quarter of 2011, we repurchased 3,983,481 shares of our common stock at an average price of $25.10, for an aggregate purchase price of $100 million.

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

Other Repurchases of Common Stock

For the year ended December 31, 2011, we repurchased 210,745 shares of our common stock in settlement of employee tax withholding obligations due upon the vesting of restricted stock.

Preferred Stock

Our certificate of incorporation authorizes the issuance of 30,000,000 shares of preferred stock, par value $0.01 per share, issuable from time to time in one or more series. At December 31, 2011 and 2010, 1,600,000 shares of series A convertible preferred stock were issued and none were outstanding.

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

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

In May 2010, the shareholders approved the conversion of the series A convertible preferred stock into common stock. The series A convertible preferred stock automatically converted into 845,646 shares of common stock based on the initial liquidation preference amount of $16 million and the average daily volume weighted-average price of $18.92 of NASDAQ OMX’s common stock during the 10 day period immediately preceding the date on which the results of the shareholder vote was calculated. The changes in our series A convertible preferred stock during the year ended December 31, 2010 are as follows:

Series A Convertible Preferred Stock
(in millions)
Balance as of December 31, 2009	$15
Accretion for the year ended December 31, 2010	1
Conversion into common stock	(16)

Balance as of December 31, 2010	$—

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is composed of unrealized holding gains and losses on available-for-sale investment securities, foreign currency translation adjustments and employee benefit plan adjustments.

The following table outlines the components of accumulated other comprehensive loss:

	Unrealized Holding Gains (Losses) on Available-For-Sale Investment Securities(1)	Foreign Currency Translation Adjustments(2)	Employee Benefit Plan Adjustments(3)	Accumulated Other Comprehensive Loss
Gross balance, December 31, 2010	$(3)	$(407)	$(31)	$(441)
Income taxes	1	155	13	169

Net balance, December 31, 2010	$(2)	$(252)	$(18)	$(272)

Gross balance, December 31, 2011	$—	$(527)	$(33)	$(560)
Income taxes	1	195	14	210

Net balance, December 31, 2011	$1	$(332)	$(19)	$(350)

(1)

Amount includes cumulative gains and losses on our available-for-sale investment in DFM in 2010. In the fourth quarter of 2011, we recorded a non-cash, other-than-temporary impairment charge of $18 million related to our investment in DFM. See Note 5, “Investments,” for further discussion.

(2)	Amounts include cumulative gains and losses on foreign currency translation adjustments from non-U.S. subsidiaries for which the functional currency is other than the U.S. dollar.
(3)	Amounts primarily represent unrecognized net actuarial gains (losses) related to the NASDAQ OMX Benefit Plans.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

13. Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2011	2010	2009
	(in millions, except share and per share amounts)
Numerator:
Net income attributable to NASDAQ OMX	$387	$395	$266
Accretion of series A convertible preferred stock	—	(1)	—

Net income attributable to common shareholders for basic earnings per share	$387	$394	$266
Interest impact of 3.75% convertible notes, net of tax	—	—	2

Net income attributable to common shareholders for diluted earnings per share	$387	$394	$268

Denominator:
Weighted-average common shares outstanding for basic earnings per share(1)	176,331,819	202,975,623	204,698,277

Weighted-average effect of dilutive securities:
Employee equity awards	3,644,946	3,504,550	3,772,645
3.75% convertible notes assumed converted into common stock	34,482	34,482	6,066,985

Weighted-average common shares outstanding for diluted earnings per share(1)	180,011,247	206,514,655	214,537,907

Basic and diluted earnings per share:
Basic earnings per share	$2.20	$1.94	$1.30

Diluted earnings per share	$2.15	$1.91	$1.25

(1)

The decrease in the weighted-average common shares outstanding for basic and diluted earnings per share primarily reflects the weighted-average impact of the share repurchase from Borse Dubai and other purchases related to our share repurchase programs completed in 2011 and 2010. See “Share Repurchase Programs and Share Repurchase from Borse Dubai,” of Note 12, “NASDAQ OMX Stockholders’ Equity,” for further discussion.

Stock options to purchase 9,924,035 shares of common stock, 4,686,513 shares of restricted stock and PSUs, and convertible notes convertible into 34,482 shares of common stock were outstanding at December 31, 2011. For the year ended December 31, 2011, we included 6,506,899 of the outstanding stock options and 4,053,698 shares of restricted stock and PSUs in the computation of diluted earnings per share, on a weighted-average basis, as their inclusion was dilutive. The remaining stock options and shares of restricted stock and PSUs are antidilutive, and as such, they were properly excluded.

For the year ended December 31, 2010, the weighted-average common shares outstanding for basic earnings per share include the weighted-average impact of our share repurchase program and our share repurchase from Borse Dubai. For the year ended December 31, 2010, we repurchased 15,050,647 shares of our common stock through our share repurchase program and 22,781,000 shares of our common stock through the share repurchase from Borse Dubai. In addition, for the year ended December 31, 2010, the weighted-average common shares outstanding for basic earnings per share include the weighted-average impact of 845,646 shares of our common

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

stock that were issued in connection with the conversion of our series A convertible preferred stock in the second quarter of 2010. See “Share Repurchase Programs and Share Repurchase from Borse Dubai,” and “Preferred Stock,” of Note 12, “NASDAQ OMX Stockholders’ Equity,” for further discussion.

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

In September 2009, most of the holders of our outstanding 3.75% convertible notes converted their remaining outstanding notes into common stock in accordance with the terms of the notes, which resulted in the issuance of an aggregate of 8,246,680 shares of our common stock. The 3.75% convertible notes are accounted for under the if-converted method, as we previously have settled the convertible notes in shares of our common stock. For the year ended December 31, 2011 and 2010, all of the shares underlying the remaining outstanding 3.75% convertible notes were included in the computation of diluted earnings per share, as their inclusion was dilutive.

The 2.50% convertible senior notes are accounted for under the treasury stock method as it is our intent and policy to settle the principal amount of the notes in cash. Based on the settlement structure of the 2.50% convertible senior notes, which permits the principal amount to be settled in cash and the conversion premium to be settled in shares of our common stock or cash, we will reflect the impact of the convertible spread portion of the convertible notes in the diluted calculation using the treasury stock method. For the years ended December 31, 2011, 2010 and 2009, the conversion spread of our 2.50% convertible senior notes was out of the money, and as such, they were properly excluded from the computation of diluted earnings per share.

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

The following table presents for each of the above hierarchy levels, our financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2011 and December 31, 2010.

	As of December 31, 2011
	Total	Level 1	Level 2	Level 3
	(in millions)
Financial Assets Measured at Fair Value on a Recurring Basis
Derivative positions, at fair value(1)	$1,566	$—	$1,566	$—
Financial investments, at fair value(2)	279	279	—	—

Total	$1,845	$279	$1,566	$—

Financial Liabilities Measured at Fair Value on a Recurring Basis
Derivative positions, at fair value(1)	$1,566	$—	$1,566	$—

Total	$1,566	$—	$1,566	$—

	As of December 31, 2010
	Total	Level 1	Level 2	Level 3
	(in millions)
Financial Assets Measured at Fair Value on a Recurring Basis
Derivative positions, at fair value(1)	$4,037	$—	$4,037	$—
Financial investments, at fair value(2)	253	253	—	—

Total	$4,290	$253	$4,037	$—

Financial Liabilities Measured at Fair Value on a Recurring Basis
Derivative positions, at fair value(1)	$4,037	$—	$4,037	$—

Total	$4,037	$—	$4,037	$—

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

(2)

Primarily comprised of trading securities, mainly Swedish government debt securities, of $261 million as of December 31, 2011 and $220 million as of December 31, 2010. Of these securities, $212 million as of December 31, 2011 and $190 million as of December 31, 2010 are restricted assets to meet regulatory capital requirements primarily for NASDAQ OMX Stockholm’s clearing operations. This balance also includes our available-for-sale investment security in DFM of $18 million as of December 31, 2011 and $33 million as of December 31, 2010. See Note 5, “Investments,” for further discussion of our trading investment securities and available-for-sale investment security.

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

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

The fair value of these derivative contracts with NASDAQ OMX Commodities and NASDAQ OMX Stockholm is reported gross in the Consolidated Balance Sheets as a receivable pertaining to the purchasing party and a payable pertaining to the selling party. Such receivables and payables attributable to outstanding derivative positions have been netted to the extent that such a legal offset right exists and, at the same time, that it is our intention to settle these items. Our derivative positions, at fair value in the Consolidated Balance Sheets were $1,566 million at December 31, 2011 and $4,037 million at December 31, 2010. See “Collateral Received for Clearing Operations, Guarantees Issued and Credit Facilities Available,” of Note 17, “Commitments, Contingencies and Guarantees,” for further discussion of our guarantees on the fulfillment of these contracts and collateral received.

The following table presents the fair value of our outstanding derivative positions at December 31, 2011 and 2010 prior to netting:

	December 31, 2011		December 31, 2010
	Asset	Liability	Asset	Liability
	(in millions)
Commodity forwards and options(1) (2)	$1,152	$1,152	$3,437	$3,437
Fixed-income options and futures(2) (3)	272	272	578	578
Stock options and futures(2) (3)	197	197	237	237
Index options and futures(2) (3)	137	137	208	208

Total	$1,758	$1,758	$4,460	$4,460

(1)

We determine the fair value of our forward contracts using standard valuation models that are based on market-based observable inputs including LIBOR rates and the spot price of the underlying instrument.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

We record resale and repurchase agreements at contract value plus interest gross in the Consolidated Balance Sheets as a receivable pertaining to the purchasing party and a payable pertaining to the selling party. Such receivables and payables attributable to outstanding resale and repurchase agreements have been netted to the extent that such a legal offset right exists and, at the same time, that it is our intention to settle these items. Our resale and repurchase agreements, at contract value in the Consolidated Balance Sheets, were $3,745 million at December 31, 2011 and $3,441 million at December 31, 2010. The resale and repurchase agreements are recorded at their contractual amounts plus interest which approximates fair value, as the fair value of these items is not materially sensitive to shifts in market interest rates because of the short-term nature of these instruments and/or variable interest rates or to credit risk because the resale and repurchase agreements are fully collateralized. The resale and repurchase agreements generally mature in less than 30 days. See “Collateral Received for Clearing Operations, Guarantees Issued and Credit Facilities Available,” of Note 17, “Commitments, Contingencies and Guarantees,” for further discussion of our guarantees on the fulfillment of these contracts and collateral received.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

We also consider our debt obligations to be financial instruments. Based on borrowing rates currently available to us for debt with similar terms and maturities and a Black-Scholes valuation technique that is utilized to calculate the convertible option value for the 3.75% convertible notes and the 2013 Convertible Notes, the fair value of our debt utilizing discounted cash flow analyses was $2.3 billion at December 31, 2011 and $2.4 billion at December 31, 2010. For further discussion of our debt obligations, see Note 8, “Debt Obligations.”

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

Fair Value Hedges

Depending on market conditions, we may use foreign currency future, forward and option contracts to limit our exposure to foreign currency exchange rate fluctuations on contracted revenue streams (hedged item) relating to our Market Technology sales. When the contracted revenue streams meet the definition of a firm commitment, these derivative contracts may be designated as fair value hedges if the applicable hedge criteria are met. Changes in fair value on the derivatives and the related hedged items are recognized in the Consolidated Statements of Income. As of December 31, 2011 and 2010, there were no outstanding fair value hedges.

Cash Flow Hedges

In the third quarter of 2008, we entered into interest rate swap agreements that effectively converted $200 million of our senior secured credit facilities in place as of December 31, 2009, which was floating rate debt, to a fixed rate basis through August 2011, thus reducing the impact of interest rate changes on future interest expense. As of December 31, 2009, these interest rate swaps were in a net liability position of $9 million and were recorded in other non-current liabilities in the Consolidated Balance Sheets. In the first quarter of 2010, in

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

connection with the repayment of our senior secured credit facilities in place as of December 31, 2009, we terminated our interest rate swaps and reclassified into earnings the unrealized loss of $9 million which was included in accumulated other comprehensive loss in the Consolidated Balance Sheets at December 31, 2009. This loss is included in general, administrative and other expense in the Consolidated Statements of Income for the year ended December 31, 2010.

All derivative contracts used to manage interest rate risk are measured at fair value and are recorded in assets or liabilities as appropriate with the offset in accumulated other comprehensive loss within NASDAQ OMX stockholders’ equity in the Consolidated Balance Sheets. Any hedge ineffectiveness would impact earnings through interest expense. There was no material hedge ineffectiveness recorded in earnings for the years ended December 31, 2011, 2010 and 2009. As of December 31, 2011 and 2010, there were no outstanding cash flow hedges.

Net Investment Hedges

Net assets of our foreign subsidiaries are exposed to volatility in foreign currency exchange rates. We may utilize net investment hedges to offset the translation adjustment arising from remeasuring our investment in foreign subsidiaries. As of December 31, 2011 and 2010, there were no outstanding net investment hedges.

Derivatives Not Designated as Hedges

NASDAQ OMX may also enter into economic hedges that either do not qualify or are not designated for hedge accounting treatment. This type of hedge is undertaken when hedge accounting requirements cannot be achieved or management decides not to apply hedge accounting.

We use foreign exchange forward contracts to manage foreign currency exposure of intercompany loans. These contracts are not designated as hedges for financial reporting purposes. The change in fair value of these contracts is recognized in general, administrative and other expense in the Consolidated Statements of Income and offsets the foreign currency impact recognized on the intercompany loans.

We did not enter into any material economic hedges that did not qualify or were not designated for hedge accounting during the years ended December 31, 2011, 2010 and 2009. As of December 31, 2011 and 2010, the fair value amounts of our derivative instruments was immaterial.

The following table presents the fair value amounts and balance sheet location of our derivative instruments prior to netting as of December 31, 2009.

	December 31, 2009 Fair Value
	Asset	Liability
	(in millions)
Derivatives Designated as Hedging Instruments
Cash flow hedges
Interest rate swaps	$—	$9	(1)

Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	—	1	(2)

Total derivatives not designated as hedging instruments	—	1

Total derivatives	$—	$10

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

(1)	Included in other non-current liabilities in the Consolidated Balance Sheets.
(2)	Included in other current liabilities in the Consolidated Balance Sheets.

16. Leases

We lease office space and equipment under non-cancelable operating leases with third parties. Some of our leases contain renewal options and escalation clauses based on increases in property taxes and building operating costs.

As of December 31, 2011, future minimum lease payments under non-cancelable operating leases (net of sublease income) are as follows:

	Gross Lease Commitments	Sublease Income	Net Lease Commitments
	(in millions)
Year ending December 31:
2012	$81	$5	$76
2013	70	5	65
2014	64	5	59
2015	63	3	60
2016	58	3	55
Thereafter	196	12	184

Total future minimum lease payments	$532	$33	$499

Rent expense for operating leases (net of sublease income of $4 million in 2011, $5 million in 2010 and $3 million in 2009) was $87 million in 2011, $78 million in 2010 and $72 million in 2009.

17. Commitments, Contingencies and Guarantees

Collateral Received for Clearing Operations, Guarantees Issued and Credit Facilities Available

Collateral Received for Clearing Operations

Through our clearing operations in the derivative markets with NASDAQ OMX Commodities, NASDAQ OMX Stockholm and IDCG, as well as riskless principal trading at NOCC and the resale and repurchase market with NASDAQ OMX Stockholm, we are the legal counterparty for each position traded and thereby guarantee the fulfillment of each contract. The derivatives are not used by the above entities for the purpose of trading on their own behalf and the resale and repurchase agreements are not used for financing purposes by NASDAQ OMX Stockholm. The structure and operations of NASDAQ OMX Commodities and NASDAQ OMX Stockholm differ from other clearinghouses. See “Derivative Positions, at Fair Value,” and “Resale and Repurchase Agreements, at Contract Value,” of Note 14, “Fair Value of Financial Instruments,” for further discussion.

We require market participants at NASDAQ OMX Commodities and NASDAQ OMX Stockholm to provide collateral and meet certain minimum financial standards to mitigate the risk if they become unable to satisfy their obligations. Total customer pledged collateral with NASDAQ OMX Commodities and NASDAQ OMX Stockholm was $5.0 billion at December 31, 2011 and $8.7 billion at December 31, 2010. This pledged collateral is held by a third-party custodian bank for the benefit of the clearing members and is accessible by NASDAQ OMX in the event of default. NASDAQ OMX Commodities and NASDAQ OMX Stockholm do not receive any interest on these funds as the risks and rewards of collateral ownership, including interest, belong to the counterparty.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

We also require market participants at IDCG and NOCC to meet certain minimum financial standards to mitigate the risk that they become unable to satisfy their obligations and to provide collateral to cover the daily margin call as needed. Customer pledged cash collateral held by IDCG and NOCC, which was $9 million at December 31, 2011 and $15 million at December 31, 2010, is included in restricted cash with an offsetting liability included in other current liabilities in the Consolidated Balance Sheets, as the risks and rewards of collateral ownership, including interest income, belong to IDCG and NOCC. Clearing member pledged cash collateral, included in IDCG’s guaranty fund, was $8 million at both December 31, 2011 and December 31, 2010. This cash is included in non-current restricted cash with an offsetting liability included in other non-current liabilities in the Consolidated Balance Sheets, as the risks and rewards of collateral ownership, including interest income, belong to IDCG.

Guarantees Issued and Credit Facilities Available

In addition to the collateral pledged by market participants discussed above, we have obtained financial guarantees and credit facilities which are guaranteed by us through counter indemnities, to provide further liquidity and default protection related to our clearing businesses. Financial guarantees issued to us totaled $4 million at December 31, 2011 and $5 million at December 31, 2010. At December 31, 2011, credit facilities, which are available in multiple currencies, primarily Swedish Krona and U.S. dollar, totaled $447 million ($206 million in available liquidity and $241 million to satisfy regulatory requirements), none of which was utilized. At December 31, 2010, these facilities totaled $440 million ($196 million in available liquidity and $244 million to satisfy regulatory requirements), none of which was utilized.

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

Other Guarantees

We have provided other guarantees of $17 million as of December 31, 2011 and $18 million as of December 31, 2010. These guarantees primarily related to obligations for our rental and leasing contracts. In addition, for certain Market Technology contracts, we have provided performance guarantees of $6 million as of December 31, 2011 and December 31, 2010 related to the delivery of software technology and support services. We have received financial guarantees from various financial institutions to support the above guarantees.

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

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Escrow Agreements

In connection with our acquisitions of FTEN, SMARTS and Glide Technologies, we entered into escrow agreements to secure the payments of post-closing adjustments and other closing conditions. At December 31, 2011, these escrow agreements provide for future payments of $29 million and are included in other current liabilities and other non-current liabilities in the Consolidated Balance Sheets.

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

Our Market Services segment includes our U.S. and European Transaction Services businesses, which includes Access Services, as well as our Market Data business, which are interrelated because the Transaction Services businesses generate the quote and trade information that we sell to market participants and data distributors. Market Services also includes our Broker Services business, which offers technology and customized securities administration solutions to financial participants in the Nordic markets.

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

Our Market Technology segment is the world’s leading technology solutions provider and partner to exchanges, clearing organizations and central securities depositories. Our technology business is also the sales channel for our complete global offering to other marketplaces. Market Technology provides technology solutions for trading, clearing, settlement and information dissemination, and also offers facility management integration, surveillance solutions, and advisory services.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Our management allocates resources, assesses performance and manages these businesses as three separate segments. We evaluate the performance of our segments based on several factors, of which the primary financial measure is income before income taxes. Results of individual businesses are presented based on our management accounting practices and our management structure. Certain amounts are allocated to corporate items in our management reports based on the decision that those activities should not be used to evaluate the segment’s operating performance. These amounts include, but are not limited to, amounts related to mergers, strategic initiatives, long-term asset impairment, and financing activities. See below for further discussion.

The following table presents certain information regarding these operating segments for the years ended December 31, 2011, 2010 and 2009.

	Market Services	Issuer Services	Market Technology	Corporate Items and Eliminations		Consolidated
	(in millions)
2011
Total revenues	$2,886	$369	$183	$—		$3,438
Cost of revenues	(1,748)	—	—	—		(1,748)

Revenues less transaction rebates, brokerage, clearance and exchange fees	1,138	369	183	—		1,690

Depreciation and amortization	81	10	15	3		109
Net interest expense	73	24	11	—		108
Income (loss) before income taxes	519	118	19	(83	)(2)	573
Total assets(1)	12,145	707	347	892		14,091
Purchases of property and equipment	58	14	14	2		88

2010
Total revenues	$2,700	$344	$152	$1		$3,197
Cost of revenues	(1,675)	—	—	—		(1,675)

Revenues less transaction rebates, brokerage, clearance and exchange fees	1,025	344	152	1		1,522

Depreciation and amortization	77	17	5	4		103
Net interest expense	63	21	9	—		93
Income (loss) before income taxes	450	119	11	(54	)(3)	526
Total assets(1)	14,331	714	415	747		16,207
Purchases of property and equipment	29	4	7	2		42

2009
Total revenues	$2,934	$330	$145	$2		$3,411
Cost of revenues	(1,958)	—	—	—		(1,958)

Revenues less transaction rebates, brokerage, clearance and exchange fees	976	330	145	2		1,453

Depreciation and amortization	84	11	6	3		104
Net interest expense	59	20	9	1		89
Income (loss) before income taxes	408	110	14	(141	)(4)	391
Total assets(1)	8,453	692	260	1,317		10,722
Purchases of property and equipment	46	4	9	—		59

(1)

Total assets decreased $2.1 billion at December 31, 2011 as compared to December 31, 2010 primarily due to a decrease in open clearing contracts reflecting decreases in derivative positions, at fair value, partially offset by increases in resale agreements, at contract value within our Market Services segment. The decrease

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

in derivative positions, at fair value primarily reflects significant reductions in price levels within our commodities markets, fewer open positions and decreased volatility within our derivative markets, as well as currency rate fluctuations. The increase in resale agreements, at contract value was primarily due to the mix of contracts outstanding between our clearing members, which allowed us to net or offset less of these contracts against one another at December 31, 2011 compared to December 31, 2010, partially offset by lower volume and currency rate fluctuations. Total assets increased $5.5 billion at December 31, 2010 as compared to December 31, 2009 primarily due to an increase in open clearing contracts reflecting increases in derivative positions, at fair value as well as increases in resale agreements, at contract value within our Market Services segment. The increase in derivative positions, at fair value primarily reflects increased activity and higher price levels on derivative positions in the energy market. The increase for resale agreements, at contract value reflects our new clearing business launched in 2010.

(2)	The 2011 corporate items and eliminations primarily include:

•

Merger and strategic initiative costs of $38 million primarily related to costs incurred for advisors, bank commitment fees, legal and other professional services related to our joint proposal to acquire NYSE Euronext, as well as costs related to our acquisition of Glide Technologies in October 2011;

•	Debt extinguishment and refinancing charges of $31 million. See “2.50% Convertible Senior Notes,” and “2011 Credit Facility,” of Note 8, “Debt Obligations,” for further discussion; and

•	An asset impairment charge of $18 million. See “Available-for-Sale Investment Security,” of Note 5, “Investments,” for further discussion.

(3)	The 2010 corporate items and eliminations primarily include:

•

Debt extinguishment and refinancing charges of $40 million. which included the write-off of the remaining unamortized balance of debt issuance costs incurred in conjunction with our senior secured credit facilities in place as of December 31, 2009 of $28 million, costs to terminate our float-to-fixed interest rate swaps previously designated as a cash flow hedge of $9 million and other costs of $3 million; and

•	$11 million related to loss on divestiture of businesses as a result of our decision to close the businesses of both NEURO ($6 million) and Agora-X ($5 million).

(4)	The 2009 corporate items and eliminations primarily include:

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

•	debt conversion expense of $25 million related to an inducement for the conversion of our 3.75% convertible notes; and

•	loss of $5 million on the sale of an available-for-sale investment security in Oslo, which was acquired as part of our business combination with OMX AB.

For further discussion of our segments’ results, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Segment Operating Results.”

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Geographic Data

The following table presents revenues and property and equipment, net by geographic area for 2011, 2010 and 2009. Revenues are classified based upon the location of the customer. Property and equipment information is based on the physical location of the assets.

	Total Revenues	Property and Equipment, Net
	(in millions)
2011:
United States	$2,707	$125
All other countries	731	68

Total	$3,438	$193

2010:
United States	$2,564	$99
All other countries	633	65

Total	$3,197	$164

2009:
United States	$2,744	$102
All other countries	667	62

Total	$3,411	$164

No single customer accounted for 10.0% or more of our revenues in 2011, 2010 and 2009.

Schedule II—Valuation and Qualifying Accounts

Three Years Ended December 31, 2011

(in millions)

	Reserve for Bad Debts
	2011	2010	2009
Balance at beginning of period	$3	$3	$9
Additions:
Charges to income	2	5	1
Recoveries of amounts previously written-off	1	1	2
Deductions:
Charges for which reserves were provided	(3)	(6)	(9)

Balance at end of period	$3	$3	$3

1

Exhibit Index

Exhibit Number
3.1	Restated Certificate of Incorporation of NASDAQ OMX (incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed on August 7, 2009).

3.1.1	Certificate of Designation of Series A Convertible Preferred Stock of NASDAQ OMX (incorporated herein by reference to Exhibit 3.1.8 to the Current Report on Form 8-K filed on October 6, 2009).

3.2	By-Laws of NASDAQ OMX (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on December 9, 2011).

4.1	Form of Common Stock certificate (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form 10 filed on April 30, 2001).

4.2	Amended and Restated Securityholders Agreement, dated as of April 22, 2005, among Norway Acquisition SPV, LLC, Hellman & Friedman Capital Partners IV, L.P., H&F Executive Fund IV, L.P., H&F International Partners IV-A, L.P., and H&F International Partners IV-B, L.P., Silver Lake Partners TSA, L.P., Silver Lake Investors, L.P., VAB Investors, LLC and Integral Capital Partners VI, L.P. (incorporated herein by reference to Exhibit 4.5 to the Current Report on Form 8-K filed on April 28, 2005).

4.3	Registration Rights Agreement, dated as of April 22, 2005, among Nasdaq, Hellman & Friedman Capital Partners IV, L.P., H&F Executive Fund IV, L.P., H&F International Partners IV-A, L.P., and H&F International Partners IV-B, L.P., Silver Lake Partners TSA, L.P., Silver Lake Investors, L.P., VAB Investors, LLC and Integral Capital Partners VI, L.P. (incorporated herein by reference to Exhibit 4.4 to the Current Report on Form 8-K filed on April 28, 2005).

4.4	Indenture, dated as February 26, 2008, between Nasdaq and The Bank of New York (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 3, 2008).

4.5	Form of 2.50% Convertible Senior Note due 2013 (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on March 3, 2008).

4.6	Registration Rights Agreement, dated February 26, 2008, among The NASDAQ OMX Group, Inc., J.P. Morgan Securities Inc. and Banc of America Securities LLC (incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on March 3, 2008).

4.7	The NASDAQ OMX Group Inc.’s Stockholders’ Agreement, dated as of February 27, 2008, between The NASDAQ OMX Group, Inc. and Borse Dubai Limited (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 3, 2008).

4.7.1	First Amendment to The NASDAQ OMX Group Inc.’s Stockholders’ Agreement, dated as of February 19, 2009, between The NASDAQ OMX Group, Inc. and Borse Dubai Limited (incorporated herein by reference to Exhibit 4.10.1 to the Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 26, 2009).

4.8	Registration Rights Agreement, dated as of February 27, 2008, among The NASDAQ OMX Group, Inc., Borse Dubai Limited and Borse Dubai Nasdaq Share Trust (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on March 3, 2008).

4.8.1	First Amendment to Registration Rights Agreement, dated as of February 19, 2009, among The NASDAQ OMX Group, Inc., Borse Dubai Limited and Borse Dubai Nasdaq Share Trust (incorporated herein by reference to Exhibit 4.11.1 to the Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 26, 2009).

Exhibit Number

4.9	Indenture, dated as of January 15, 2010, between NASDAQ OMX and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on January 19, 2010).

4.10	First Supplemental Indenture, dated as of January 15, 2010, among NASDAQ OMX and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on January 19, 2010).

4.11	Second Supplemental Indenture, dated as of December 17, 2010, among NASDAQ OMX and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on December 21, 2010).

4.12	NASDAQ Stockholders’ Agreement, dated as of December 16, 2010, between The NASDAQ OMX Group, Inc. and Investor AB (incorporated herein by reference to Exhibit 4.12 to the Annual Report on Form 10-K for the year ended December 31, 2010 filed on February 24, 2011).

10.1	Amended and Restated Board Compensation Policy, effective as of May 26, 2011 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed on August 4, 2011).*

10.2	The NASDAQ OMX Group, Inc. 2010 Executive Corporate Incentive Plan, effective as of January 1, 2010 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed on August 4, 2010).*

10.3	Form of NASDAQ OMX Non-Qualified Stock Option Award Certificate (incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K for the year ended December 31, 2010 filed on February 24, 2011).*

10.4	Form of NASDAQ OMX Restricted Unit Award Certificate (employees) (incorporated herein by reference to Exhibit 10.4 to the Annual Report on Form 10-K for the year ended December 31, 2010 filed on February 24, 2011).*

10.5	Form of NASDAQ OMX Restricted Stock Unit Award Certificate (directors) (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed on August 4, 2011).*

10.6	Form of NASDAQ OMX Performance Share Unit Agreement (incorporated herein by reference to Exhibit 10.6 to the Annual Report on Form 10-K for the year ended December 31, 2010 filed on February 24, 2011).*

10.7	Amended and Restated Supplemental Executive Retirement Plan, dated as of December 17, 2008 (incorporated herein by reference to Exhibit 10.6 to the Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 26, 2009).*

10.7.1	Amendment No. 1 to Amended and Restated Supplemental Executive Retirement Plan, effective as of December 31, 2008 (incorporated herein by reference to Exhibit 10.6.1 to the Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 26, 2009).*

10.8	The NASDAQ OMX Group, Inc. Supplemental Employer Retirement Contribution Plan, dated as of December 17, 2008 (incorporated herein by reference to Exhibit 10.7 to the Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 26, 2009).*

10.9	Employment Agreement by and between Nasdaq and Robert Greifeld, effective as of January 1, 2007 (incorporated herein by reference to Exhibit 10.5 to the Annual Report on Form 10-K for the year ended December 31, 2006 filed on February 28, 2007).*

Exhibit Number

10.9.1	Amendment to Employment Agreement by and between NASDAQ OMX and Robert Greifeld, effective as of December 31, 2008 (incorporated herein by reference to Exhibit 10.8.1 to the Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 26, 2009).*

10.10	Nonqualified Stock Option Agreement between Nasdaq and Robert Greifeld reflecting December 13, 2006 grant (incorporated herein by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the year ended December 31, 2007 filed on February 25, 2008).*

10.11	Nonqualified Stock Option Agreement between NASDAQ OMX and Robert Greifeld reflecting June 30, 2009 grant (incorporated herein by reference to Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 18, 2010).*

10.12	2010 Performance Share Unit Agreement between NASDAQ OMX and Robert Greifeld (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed on November 3, 2010).*

10.13	2011 Performance Share Unit Agreement between NASDAQ OMX and Robert Greifeld (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed on November 4, 2011).*

10.14	Form of Amended and Restated Letter Agreement, effective as of December 31, 2008, between NASDAQ OMX and Certain Executive Officers (incorporated herein by reference to Exhibit 10.12 to the Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 26, 2009).*

10.15	Employment Agreement between Nasdaq and Edward Knight, effective as of December 29, 2000 (incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 31, 2003).*

10.15.1	First Amendment to Employment Agreement between Nasdaq and Edward Knight, effective February 1, 2002 (incorporated herein by reference to Exhibit 10.14.1 to the Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 31, 2003).*

10.15.2	Second Amendment to Employment Agreement between NASDAQ OMX and Edward Knight, effective as of December 31, 2008 (incorporated herein by reference to Exhibit 10.13.2 to the Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 26, 2009).*

10.16	Employment Agreement, dated as of June 24, 2008, between OMX AB and Hans-Ole Jochumsen (incorporated herein by reference to Exhibit 10.18 to the Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 18, 2010).*

10.17	Credit Agreement, dated as of December 17, 2010, among NASDAQ OMX, the Lenders party thereto, J.P. Morgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Securities LLC, as Sole Lead Arranger and Sole Lead Bookrunning Manager (incorporated herein by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the year ended December 31, 2010 filed on February 24, 2011).

10.18	Credit Agreement, dated as of September 19, 2011, among NASDAQ OMX, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities, Inc., Nordea Bank AB (publ.), Merchant Banking, Skandinaviska Enskilda Banken AB (publ.) UBS Securities LLC and Wells Fargo Securities, LLC (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on September 22, 2011).

11	Statement regarding computation of per share earnings (incorporated herein by reference from Note 13 to the consolidated financial statements under Part II, Item 9 of this Form 10-K).

Exhibit Number

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	List of all subsidiaries.

23.1	Consent of Ernst & Young.

24.1	Powers of Attorney.

31.1	Certification of Chief Executive Officer and President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).

31.2	Certification of Chief Financial Officer and Executive Vice President, Corporate Strategy pursuant to Section 302 of Sarbanes-Oxley.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Management contract or compensatory plan or arrangement.

**	The following materials from The NASDAQ OMX Group, Inc. Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009; (ii) Consolidated Balance Sheets at December 31, 2011 and December 31, 2010; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2011, 2010 and 2009; (iv) Consolidated Statements of Changes in Equity for the years ended December 31, 2011, 2010 and 2009: (v) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; and (vi) notes to consolidated financial statements. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(b)	Exhibits:

See Item 15(a)(3) above.

(c)	Financial Statement Schedules:

See Item 15(a)(2) above.