Form 10-Q
period 2012-03-31
NASDAQ OMX GROUP, INC.
filed 2012-05-08
CIK 1120193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2012
Common Stock, $.01 par value per share	170,028,122 shares

The NASDAQ OMX Group, Inc.

Form 10-Q

For the Quarterly Period Ended March 31, 2012

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

* * * * * *

Aces®, BX Venture Market®, Directors Desk®, Dream It. Do It®, EVI®, GlobeNewswire®, INET®, ITCH®, Market Intelligence Desk®, Market Mechanics®, MarketSite®, NASDAQ®, NASDAQ Biotechnology®, NASDAQ Biotechnology Index®, NASDAQ Capital Market®, NASDAQ Competitive VWAP®, NASDAQ Composite®, NASDAQ Composite Index®, NASDAQ Computer Index®, NASDAQ-Financial Index®, NASDAQ Financial-100 Index®, NASDAQ Global Market®, NASDAQ Global Select Market®, NASDAQ Industrial Index®, NASDAQ Interact®, NASDAQ Internet Index®, NASDAQ Is There When the Bell Stops Ringing®, NASDAQ Market Analytix®, NASDAQ Market Center®, NASDAQ Market Forces®, NASDAQ Market Velocity®, NASDAQ MarketSite®, NASDAQ MAX®, NASDAQ MAX Market Analytix®, NASDAQ National Market®, NASDAQ OMX®, NASDAQ OMX Advantage®, NASDAQ OMX Alpha Indexes®, NASDAQ OMX BX®, NASDAQ OMX Express®, NASDAQ OMX Futures Exchange®, NASDAQ OMX Green Economy Index®, NASDAQ OMX Group®, NASDAQ OMX Nordic®, NASDAQ Q-50 Index®, NASDAQ Report Source®, NASDAQ Social Stream®, NASDAQ Telecommunications Index®, NASDAQ TotalView®, NASDAQ Trade Up®, NASDAQTrader®, NASDAQ Transportation®, NASDAQ US ALL Market®, NASDAQ Volatility Guard®, NASDAQ Workstation®, NASDAQ Workstation II®, NASDAQ-100®, NASDAQ-100 European®, NASDAQ-100 Index®, NASDAQ-100 Index Tracking Stock®, NDX®, NFX World Currency®; NFX XL®, NLX®, NOMX®, PHLX®, PORTAL Alliance®, QQQ®, QView®, Shareholder.com®, The NASDAQ Stock Market®, The Stock Market for the Next 100 Years®, Trade Up®, and UltraFeed® are registered trademarks of The NASDAQ OMX Group, Inc.

“FINRA®” and “Trade Reporting Facility®” are registered trademarks of the Financial Industry Regulatory Authority, or FINRA.

All other trademarks and servicemarks used herein are the property of their respective owners.

* * * * * *

This Quarterly Report on Form 10-Q includes market share and industry data that we obtained from industry publications and surveys, reports of governmental agencies and internal company surveys. Industry publications and surveys generally state that the information they contain has been obtained from sources believed to be reliable, but we cannot assure you that this information is accurate or complete. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Statements as to our market position are based on the most currently available market data. For market comparison purposes, The NASDAQ Stock Market data in this Quarterly Report on Form 10-Q for initial public offerings, or IPOs, is based on data generated internally by us, which includes best efforts underwritings and closed-end funds; therefore, the data may not be comparable to other publicly-available IPO data. Data in this Quarterly Report on Form 10-Q for new listings of equity securities on The NASDAQ Stock Market is based on data generated internally by us, which includes best efforts underwritings, issuers that switched from other listing venues, closed-end funds and exchange traded funds, or ETFs. Data in this Quarterly Report on Form 10-Q for IPOs and new listings of equities securities on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic also is based on data generated internally by us. IPOs and new listings data is presented as of period end. While we are not aware of any misstatements regarding industry data presented herein, our estimates involve risks and uncertainties and are subject to change based on various factors. We refer you to the “Risk Factors” section in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 that was filed with the U.S. Securities and Exchange Commission, or SEC, on February 24, 2012.

ii

Forward-Looking Statements

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains these types of statements. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words or terms of similar substance used in connection with any discussion of future expectations as to industry and regulatory developments or business initiatives and strategies, future operating results or financial performance identify forward-looking statements. These include, among others, statements relating to:

•	our 2012 outlook;

•	the scope, nature or impact of acquisitions, dispositions, investments or other transactional activities;

•	the integration of acquired businesses, including accounting decisions relating thereto;

•	the effective dates for, and expected benefits of, ongoing initiatives, including strategic and capital return initiatives;

•	the impact of pricing changes;

•	tax matters;

•	the cost and availability of liquidity; and

•	the outcome of any litigation and/or government investigation to which we are a party and other contingencies.

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

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the uncertainty and any risk related to forward-looking statements that we make. These risk factors are discussed under the caption “Part II. Item 1A. Risk Factors,” in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and more fully described in the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 that was filed with the SEC on February 24, 2012. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. You should carefully read this entire Form 10-Q, including “Part 1. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the condensed consolidated financial statements and the related notes. Except as required by the federal securities laws, we undertake no obligation to update any forward-looking statement, release publicly any revisions to any forward-looking statements or report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART 1—FINANCIAL INFORMATION

Item 1. Financial Statements.

The NASDAQ OMX Group, Inc.

Condensed Consolidated Balance Sheets

(in millions, except share and par value amounts)

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$525	$506
Restricted cash	38	34
Financial investments, at fair value	215	279
Receivables, net	327	308
Deferred tax assets	14	16
Default funds and margin deposits	158	17
Open clearing contracts:
Derivative positions, at fair value	—	1,566
Resale agreements, at contract value	—	3,745
Other current assets	129	110

Total current assets	1,406	6,581
Non-current restricted cash	103	97
Property and equipment, net	195	193
Non-current deferred tax assets	326	392
Goodwill	5,210	5,061
Intangible assets, net	1,680	1,648
Other non-current assets	101	119

Total assets	$9,021	$14,091

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$147	$164
Section 31 fees payable to SEC	69	106
Accrued personnel costs	56	132
Deferred revenue	237	124
Other current liabilities	120	112
Deferred tax liabilities	27	27
Default funds and margin deposits	158	17
Open clearing contracts:
Derivative positions, at fair value	—	1,566
Repurchase agreements, at contract value	—	3,745
Current portion of debt obligations	45	45

Total current liabilities	859	6,038
Debt obligations	1,962	2,072
Non-current deferred tax liabilities	684	670
Non-current deferred revenue	173	154
Other non-current liabilities	182	171

Total liabilities	3,860	9,105

Commitments and contingencies
Equity
NASDAQ OMX stockholders’ equity:
Common stock, $0.01 par value, 300,000,000 shares authorized, shares issued: 213,390,247 at March 31, 2012 and 213,398,111 at December 31, 2011; shares outstanding: 171,854,049 at March 31, 2012 and 173,552,939 at December 31, 2011	2	2
Preferred stock, 30,000,000 shares authorized, series A convertible preferred stock: shares issued: 1,600,000 at March 31, 2012 and December 31, 2011; shares outstanding: none at March 31, 2012 and December 31, 2011	—	—
Additional paid-in capital	3,798	3,793
Common stock in treasury, at cost: 41,536,198 shares at March 31, 2012 and 39,845,172 shares at December 31, 2011	(906)	(860)
Accumulated other comprehensive loss	(218)	(350)
Retained earnings	2,476	2,391

Total NASDAQ OMX stockholders’ equity	5,152	4,976
Noncontrolling interests	9	10

Total equity	5,161	4,986

Total liabilities and equity	$9,021	$14,091

See accompanying notes to condensed consolidated financial statements.

The NASDAQ OMX Group, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(in millions, except per share amounts)

	Three Months Ended March 31,
	2012	2011
Revenues:
Market Services	$666	$683
Issuer Services	90	89
Market Technology	45	43

Total revenues	801	815

Cost of revenues:
Transaction rebates	(306)	(309)
Brokerage, clearance and exchange fees	(84)	(93)

Total cost of revenues	(390)	(402)

Revenues less transaction rebates, brokerage, clearance and exchange fees	411	413

Operating expenses:
Compensation and benefits	112	112
Marketing and advertising	6	5
Depreciation and amortization	26	27
Professional and contract services	22	19
Computer operations and data communications	17	17
Occupancy	23	23
Regulatory	9	9
Merger and strategic initiatives	2	5
Restructuring charges	9	—
General, administrative and other	14	13

Total operating expenses	240	230

Operating income	171	183
Interest income	2	2
Interest expense	(24)	(32)
Dividend and investment income	—	(1)
Asset impairment charge	(12)	—

Income before income taxes	137	152
Income tax provision	53	49

Net income	84	103
Net loss attributable to noncontrolling interests	1	1

Net income attributable to NASDAQ OMX	$85	$104

Basic and diluted earnings per share:
Basic earnings per share	$0.49	$0.59

Diluted earnings per share	$0.48	$0.57

See accompanying notes to condensed consolidated financial statements.

The NASDAQ OMX Group, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(in millions)

	Three Months Ended March 31,
	2012	2011
Net income	$84	$103
Other comprehensive income (loss):
Net unrealized holding gains (losses) on available-for-sale investment securities:
Unrealized holding gains (losses) arising during the period	7	(4)
Income tax benefit	—	2

Total	7	(2)

Foreign currency translation gains:
Net foreign currency translation gains	185	276
Income tax expense	(60)	(84)

Total	125	192

Total other comprehensive income, net of tax	132	190

Comprehensive income	216	293

Comprehensive loss attributable to noncontrolling interests	1	1

Comprehensive income attributable to NASDAQ OMX	$217	$294

See accompanying notes to condensed consolidated financial statements.

The NASDAQ OMX Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in millions)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$84	$103
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26	27
Share-based compensation	10	7
Excess tax benefits related to share-based compensation	(1)	(3)
Provision for bad debts	2	1
Deferred income taxes	(8)	(11)
Non-cash restructuring charges	4	—
Asset impairment charge	12	—
Accretion of debt discounts	1	4
Amortization of debt issuance costs	1	2
Other non-cash items included in net income	1	—
Net change in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	(20)	(26)
Other assets	(23)	(9)
Accounts payable and accrued expenses	(19)	9
Section 31 fees payable to SEC	(37)	(12)
Accrued personnel costs	(80)	(55)
Deferred revenue	127	108
Other liabilities	28	26

Net cash provided by operating activities	108	171

Cash flows from investing activities:
Purchases of trading securities	(18)	(114)
Proceeds from sales and redemptions of trading securities	97	100
Purchases of property and equipment	(16)	(10)

Net cash provided by (used in) investing activities	63	(24)

Cash flows from financing activities:
Payments of debt obligations	(111)	(35)
Cash paid for repurchase of common stock	(50)	—
Issuances of common stock, net of treasury stock purchases	1	5
Excess tax benefits related to share-based compensation	1	3

Net cash used in financing activities	(159)	(27)

Effect of exchange rate changes on cash and cash equivalents	7	4

Net increase in cash and cash equivalents	19	124
Cash and cash equivalents at the beginning of period	506	315

Cash and cash equivalents at the end of period	$525	$439

Supplemental Disclosures
Cash paid for:
Interest	$38	$33
Income taxes, net of refund	$22	$26

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

In the U.S., we operate The NASDAQ Stock Market, a registered national securities exchange. The NASDAQ Stock Market is the largest single cash equities securities market in the U.S. in terms of listed companies and in the world in terms of share value traded. As of March 31, 2012, The NASDAQ Stock Market was home to 2,665 listed companies with a combined market capitalization of approximately $5.2 trillion. Also, in the U.S. we operate two additional cash equities trading markets, two options markets, a futures market and a derivatives clearinghouse. We also engage in riskless principal trading of over-the-counter, or OTC, power and gas contracts.

In Europe, we operate exchanges in Stockholm (Sweden), Copenhagen (Denmark), Helsinki (Finland), and Iceland as NASDAQ OMX Nordic, and exchanges in Tallinn (Estonia), Riga (Latvia) and Vilnius (Lithuania) as NASDAQ OMX Baltic. Collectively, the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic offer trading in cash equities, bonds, structured products and ETFs, as well as trading and clearing of derivatives and clearing of resale and repurchase agreements. Through NASDAQ OMX First North, our Nordic and Baltic operations also offer alternative marketplaces for smaller companies. As of March 31, 2012, the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic, together with NASDAQ OMX First North, were home to 769 listed companies with a combined market capitalization of approximately $1.0 trillion. We also operate NASDAQ OMX Armenia.

In addition, NASDAQ OMX Commodities operates the world’s largest power derivatives exchange, one of Europe’s largest carbon exchanges, and, together with Nord Pool Spot, N2EX, a marketplace for physical U.K. power contracts.

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

As permitted under U.S. GAAP, certain footnotes or other financial information can be condensed or omitted in the interim condensed consolidated financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in NASDAQ OMX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

In the fourth quarter of 2010, we received an appeal from the Finnish Tax Authority in which such authority challenges certain interest expense deductions claimed by NASDAQ OMX in Finland for the year 2008. NASDAQ OMX’s tax return position with respect to this deduction was previously reviewed and approved by the Finnish Tax Authority. The appeal also demands certain penalties be paid with regard to the company’s tax return filing position. If the Finnish Tax Authority prevails in its challenge, additional tax and penalties for the years 2008-2011 and for the three months ended March 31, 2012, would total approximately $26 million. We expect the Finnish Appeals Board to agree with our position once its review is completed and, as such, believe it is unlikely NASDAQ OMX will be assessed any additional tax and penalties. Through March 31, 2012, we have recorded the tax benefits associated with the filing position.

Recently Adopted Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board, or FASB, issued amended guidance relating to FASB Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures,” which requires the categorization by level of the fair value hierarchy for items not measured at fair value on our Condensed Consolidated Balance Sheets, but for which the fair value is disclosed. This accounting guidance was effective for us on January 1, 2012. Since this guidance only required additional disclosure, it did not affect our financial position or results of operations.

3. Restructuring Charges

The following table presents a summary of restructuring actions included in restructuring charges in the Condensed Consolidated Statements of Income:

Three Months Ended March 31, 2012
(in millions)
Severance	$5
Asset impairments	4

Total restructuring charges	$9

During the first quarter of 2012, we performed a comprehensive review of our processes, organizations and systems in a company-wide effort to improve performance, cut costs, and reduce spending. Through this initiative, we expect to generate substantial pre-tax savings through 2012 of approximately $25 million and annualized savings of $50 million.

During the first quarter of 2012, we recognized restructuring charges totaling $9 million including severance costs of $5 million related to workforce reductions of 38 positions across our organization and $4 million of pre-tax asset impairment charges primarily related to capitalized software which has been retired.

4. Acquisitions

2011 Acquisitions

Acquisition of Glide Technologies

	Purchase Consideration	Total Net Liabilities Acquired	Purchased Intangible Assets	Goodwill
	(in millions)
Glide Technologies	$22	$(2)	$4	$20

In October 2011, we acquired Glide Technologies, a London-based service provider specializing in corporate communications and reputation management solutions, for $22 million. We acquired net liabilities, at fair value, totaling $1 million and recorded a non-current deferred tax liability of $1 million related to purchased intangible assets, resulting in total net liabilities acquired of $2 million. The purchased intangible assets totaling $4 million consisted of technology and customer relationships. Glide Technologies is part of our Corporate Solutions business within our Issuer Services segment.

The amounts in the table above represent the preliminary allocation of the purchase price and are subject to revision during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. Adjustments to the provisional values during the measurement period will be pushed back to the date of acquisition. Comparative information for periods after acquisition but before the period in which the adjustments are identified will be adjusted to reflect the effects of the adjustments as if they were taken into account as of the acquisition date. Changes to amounts recorded as assets and liabilities may result in a corresponding adjustment to goodwill. There were no adjustments to the provisional values for Glide Technologies during the three months ended March 31, 2012.

Acquisition of the Business of RapiData

In December 2011, we acquired the business of RapiData, a leading provider of machine-readable economic news to trading firms and financial institutions, for an immaterial amount. This acquisition allows us to deliver U.S. government and other economic news directly from the source to customers interested in receiving information in an electronic feed. This service is part of our Market Data business within our Market Services segment.

Pro Forma Results and Acquisition-related Costs

Pro forma results of operations for the acquisitions completed during 2011 have not been presented since the acquisitions both individually and in the aggregate were not material to our financial results.

Acquisition-related costs for the above acquisitions were expensed as incurred and are included in merger and strategic initiatives expense in the Condensed Consolidated Statements of Income.

5. Goodwill and Purchased Intangible Assets

Goodwill

The following table presents the changes in goodwill by business segment during the three months ended March 31, 2012:

	Market Services	Issuer Services	Market Technology	Total
	(in millions)
Balance at December 31, 2011	$4,602	$306	$153	$5,061
Foreign currency translation adjustment	133	10	6	149

Balance at March 31, 2012	$4,735	$316	$159	$5,210

As of March 31, 2012, the amount of goodwill that is expected to be deductible for tax purposes in future periods is $93 million.

Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of a business acquired. Goodwill is allocated to our reporting units based on the assignment of the fair values of each reporting unit of the acquired company. We are required to test goodwill for impairment at the reporting unit level annually, or in interim periods if certain events occur indicating that the carrying amount may be impaired. We test for impairment during the fourth quarter of our fiscal year using carrying amounts as of October 1. We considered the need to update our most recent annual goodwill impairment test as of March 31, 2012 and did not identify any impairment indicators that triggered a revised impairment analysis. As such, we concluded the assumptions used during the most recent annual assessment remained appropriate. There was no impairment of goodwill for the three months ended March 31, 2012 and 2011, however, events such as economic weakness or unexpected significant declines in operating results of a reporting unit may result in goodwill impairment charges in the future.

Purchased Intangible Assets

The following table presents details of our total purchased intangible assets, both finite- and indefinite-lived:

	March 31, 2012				December 31, 2011
	Gross Amount	Accumulated Amortization	Net Amount	Weighted- Average Useful Life (in Years)	Gross Amount	Accumulated Amortization	Net Amount	Weighted- Average Useful Life (in Years)
	(in millions)				(in millions)
Finite-Lived Intangible Assets
Technology	$39	$(10)	$29	8	$42	$(10)	$32	8
Customer relationships	854	(207)	647	21	854	(196)	658	21
Other	6	(2)	4	8	6	(2)	4	8
Foreign currency translation adjustment	(4)	1	(3)		(25)	4	(21)

Total finite-lived intangible assets	$895	$(218)	$677		$877	$(204)	$673

Indefinite-Lived Intangible Assets
Exchange and clearing registrations	$790	$—	$790		$790	$—	$790
Trade names	181	—	181		181	—	181
Licenses	78	—	78		78	—	78

	March 31, 2012				December 31, 2011
	Gross Amount	Accumulated Amortization	Net Amount	Weighted- Average Useful Life (in Years)	Gross Amount	Accumulated Amortization	Net Amount	Weighted- Average Useful Life (in Years)
	(in millions)				(in millions)
Foreign currency translation adjustment	(46)	—	(46)		(74)	—	(74)

Total indefinite-lived intangible assets	$1,003	$—	$1,003		$975	$—	$975

Total intangible assets	$1,898	$(218)	$1,680		$1,852	$(204)	$1,648

Amortization expense for purchased finite-lived intangible assets was $13 million for the three months ended March 31, 2012 compared to $15 million for the three months ended March 31, 2011.

The estimated future amortization expense (excluding the impact of foreign currency translation adjustments of $3 million as of March 31, 2012) of purchased finite-lived intangible assets as of March 31, 2012 is as follows:

(in millions)
2012(1)	$39
2013	50
2014	49
2015	47
2016	44
2017 and thereafter	451

Total	$680

(1)	Represents the estimated amortization to be recognized for the remaining nine months of 2012.

6. Investments

Trading Securities

Trading securities, which are included in financial investments, at fair value in the Condensed Consolidated Balance Sheets, were $190 million as of March 31, 2012 and $261 million as of December 31, 2011. These securities are primarily comprised of Swedish government debt securities, of which $133 million as of March 31, 2012 and $212 million as of December 31, 2011, are restricted assets to meet regulatory capital requirements primarily for clearing operations at NASDAQ OMX Stockholm, or NASDAQ OMX Nordic Clearing.

Available-for-Sale Investment Security

Investment in DFM

Our available-for-sale investment security, which is included in financial investments, at fair value in the Condensed Consolidated Balance Sheets, represents our 1% investment in Dubai Financial Market PJSC, or DFM. The adjusted cost basis of this security was $18 million as of March 31, 2012 and December 31, 2011. The fair value of this investment as of March 31, 2012 was $25 million. The gross change of $7 million between the adjusted cost basis and fair value as of March 31, 2012 is reflected as an unrealized holding gain in accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets, net of taxes.

Equity Method Investments

In general, the equity method of accounting is used when we own 20% to 50% of the outstanding voting stock and when we are able to exercise significant influence over the operating and financial policies of a company. Equity interest in our equity method investments was $14 million as of March 31, 2012 and $27 million as of December 31, 2011, which consisted primarily of our equity interest in European Multilateral Clearing Facility N.V., or EMCF. Equity method investments are included in other non-current assets in the Condensed Consolidated Balance Sheets.

Income recognized from our equity interest in the earnings and losses of these companies was immaterial for both the three months ended March 31, 2012 and 2011.

In the first quarter of 2012, we recorded a pre-tax, other-than-temporary impairment charge on our equity investment in EMCF of $12 million due to a decline in operations at EMCF during the three months ended March 31, 2012. This loss is included in asset impairment charge in the Condensed Consolidated Statements of Income.

7. Deferred Revenue

Deferred revenue represents cash payments received that are yet to be recognized as revenue. At March 31, 2012, we have estimated that our deferred revenue, which is primarily related to Global Listing Services and Market Technology revenues, will be recognized in the following years:

	Initial Listing Revenues	Listing of Additional Shares Revenues	Annual Renewal and Other Revenues	Market Technology Revenues(2)	Total
	(in millions)
Fiscal year ended:
2012(1)	$10	$27	$137	$42	$216
2013	10	28	1	40	79
2014	7	17	—	29	53
2015	6	6	—	21	33
2016	4	—	—	15	19
2017 and thereafter	1	—	—	9	10

	$38	$78	$138	$156	$410

(1)	Represents deferred revenue that is anticipated to be recognized over the remaining nine months of 2012.
(2)

The timing of recognition of our deferred Market Technology revenues is dependent upon the completion of customization and any significant modifications made pursuant to existing contracts. As such, as it relates to these revenues, the timing represents our best estimate.

The changes in our deferred revenue during the three months ended March 31, 2012 and 2011 are reflected in the following table.

	Initial Listing Revenues	Listing of Additional Shares Revenues	Annual Renewal and Other Revenues	Market Technology Revenues (2)	Total
			(in millions)
Balance at January 1, 2012	$39	$86	$25	$128	$278
Additions(1)	3	2	165	47	217
Amortization(1)	(4)	(10)	(52)	(24)	(90)
Translation adjustment	—	—	—	5	5

Balance at March 31, 2012	$38	$78	$138	$156	$410

Balance at January 1, 2011	$42	$83	$21	$146	$292
Additions(1)	3	8	172	12	195
Amortization(1)	(4)	(10)	(57)	(15)	(86)
Translation adjustment	—	—	1	7	8

Balance at March 31, 2011	$41	$81	$137	$150	$409

(1)

The additions and amortization for initial listing revenues, listing of additional shares revenues and annual renewal and other revenues primarily reflect Issuer Services revenues from U.S. listing revenues.

(2)

Market Technology deferred revenues include revenues from delivered client contracts in the support phase charged during the period. Under contract accounting, where customization and significant modifications to the software are made to meet the needs of our customers, total revenues, as well as costs incurred, are deferred until significant modifications are completed and delivered. Once delivered, deferred revenue and the related deferred costs are recognized over the post-contract support period. We have included the deferral of costs in other current assets and other non-current assets in the Condensed Consolidated Balance Sheets. The amortization of Market Technology deferred revenue primarily includes revenues earned from client contracts recognized during the period.

8. Debt Obligations

The following table presents the changes in the carrying value of our debt obligations during the three months ended March 31, 2012:

	December 31, 2011	Additions	Payments, Conversions, Accretion and Other	March 31, 2012
	(in millions)
3.75% convertible notes due October 22, 2012 (net of discount)(1)	$—	$—	$—	$—
2.50% convertible senior notes due August 15, 2013(2)	88	—	1	89
4.00% senior unsecured notes due January 15, 2015 (net of discount)(3)	399	—	—	399
5.55% senior unsecured notes due January 15, 2020 (net of discount)(3)	598	—	—	598
5.25% senior unsecured notes due January 16, 2018 (net of discount)(3)	367	—	—	367
$1.2 billion senior unsecured five-year credit facility:
$450 million senior unsecured term loan facility credit agreement due September 19, 2016 (average interest rate of 1.67% for the period January 1, 2012 through March 31, 2012)(4)	439	—	(11)	428
$750 million revolving credit commitment due September 19, 2016 (average interest rate of 1.46% for the period January 1, 2012 through March 31, 2012)(4)	226	—	(100)	126

Total debt obligations	2,117	—	(110)	2,007
Less current portion	(45)	—	—	(45)

Total long-term debt obligations	$2,072	$—	$(110)	$1,962

(1)	As of March 31, 2012 and December 31, 2011, approximately $0.5 million aggregate principal amount of the 3.75% convertible notes remained outstanding.
(2)	See “2.50% Convertible Senior Notes” below for further discussion.
(3)	See “Senior Unsecured Notes” below for further discussion.
(4)	See “2011 Credit Facility” below for further discussion.

2.50% Convertible Senior Notes

During the first quarter of 2008, in connection with the business combination with OMX AB, we completed the offering of $475 million aggregate principal amount of 2.50% convertible senior notes due August 15, 2013, or the 2013 Convertible Notes. The interest rate on the notes is 2.50% per annum payable semi-annually in arrears on February 15 and August 15.

The 2013 Convertible Notes are convertible in certain circumstances specified in the indenture for the notes. Upon conversion, holders will receive, at the election of NASDAQ OMX, cash, common stock or a combination of cash and common stock. It is our current intent and policy to settle the principal amount of the notes in cash. The conversion rate, subject to adjustment in certain events, is 18.1386 shares of common stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $55.13 per share of common stock. At March 31, 2012 and December 31, 2011, the remaining aggregate principal amount outstanding of the 2013 Convertible Notes is convertible into 1,686,577 shares of our common stock. Subject to certain exceptions, if we undergo a “fundamental change” as described in the indenture, holders may require us to purchase their notes at a price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest.

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

The changes in the liability and equity components of the 2013 Convertible Notes during the three months ended March 31, 2012 are as follows:

	Liability Component			Equity Component
	(in millions)			(in millions)
	Principal Balance	Unamortized Debt Discount	Net Carrying Amount	Gross Equity Component	Deferred Taxes	Net Equity Component
December 31, 2011	$93	$5	$88	$71	$32	$39
Accretion of debt discount	—	(1)	1	—	—	—

March 31, 2012	$93	$4	$89	$71	$32	$39

The unamortized debt discount on the 2013 Convertible Notes was $4 million as of March 31, 2012 and $5 million as of December 31, 2011 and is included in debt obligations in the Condensed Consolidated Balance Sheets. The remaining amount of $4 million will be accreted as part of interest expense through August 15, 2013, the maturity date of the convertible debt. The effective annual interest rate on the 2013 Convertible Notes was 6.53% for the three months ended March 31, 2012 and 2011, which includes the accretion of the debt discount in addition to the annual contractual interest rate of 2.50%.

The equity component of the convertible debt included in additional paid-in capital in the Condensed Consolidated Balance Sheets was $39 million at March 31, 2012 and December 31, 2011.

Interest Expense

Interest expense recognized on the 2013 Convertible Notes in the Condensed Consolidated Statements of Income for the three months ended March 31, 2012 and 2011 is as follows:

	Three Months Ended March 31,
	2012	2011
	(in millions)
Components of interest expense recognized on the 2013 Convertible Notes
Accretion of debt discount	$1	$4
Contractual interest	1	2

Total interest expense recognized on the 2013 Convertible Notes	$2	$6

Senior Unsecured Notes

4.00% and 5.55% Senior Unsecured Notes

In January 2010, NASDAQ OMX issued $1 billion of senior unsecured notes, or the Notes. The Notes were issued at a discount in two separate series consisting of $400 million aggregate principal amount of 4.00% senior notes due 2015, or the 2015 Notes, and $600 million aggregate principal amount of 5.55% senior notes due 2020, or the 2020 Notes. As a result of the discount, the proceeds received from the issuance were less than the aggregate principal amounts. As of March 31, 2012, the balance of $399 million for the 2015 Notes and the balance of $598 million for the 2020 Notes reflect the aggregate principal amounts, less the unamortized debt discount. The unamortized debt discount will be accreted through interest expense over the life of the Notes.

The 2015 Notes pay interest semiannually at a rate of 4.00% per annum until January 15, 2015, and the 2020 Notes pay interest semiannually at a rate of 5.55% per annum until January 15, 2020. The Notes are general unsecured obligations of ours and rank equally with all of our existing and future unsubordinated obligations. The Notes are not guaranteed by any of our subsidiaries. The Notes were issued under indentures that, among other things, limit our ability to consolidate, merge or sell all or substantially all of our assets, create liens, and enter into sale and leaseback transactions.

Debt Issuance Costs

We incurred debt issuance and other costs of $8 million in connection with the issuance of the Notes. These costs, which are capitalized and included in other non-current assets in the Condensed Consolidated Balance Sheets, are being amortized over the life of the debt obligations. Amortization expense, which is recorded as additional interest expense for these costs, was immaterial for both the three months ended March 31, 2012 and 2011.

5.25% Senior Unsecured Notes

In December 2010, NASDAQ OMX issued $370 million of 5.25% senior unsecured notes due January 16, 2018, or the 2018 Notes. The 2018 Notes were issued at a discount. As a result of the discount, the proceeds received from the issuance were less than the aggregate principal amount. As of March 31, 2012, the balance of $367 million reflects the aggregate principal amount, less the unamortized debt discount. The unamortized debt discount will be accreted through interest expense over the life of the 2018 Notes.

The 2018 Notes pay interest semiannually at a rate of 5.25% per annum until January 16, 2018 and such rate may vary with NASDAQ OMX’s debt rating up to a rate not to exceed 7.25%. The 2018 Notes are general unsecured obligations of ours and rank equally with all of our existing and future unsubordinated obligations. They are not guaranteed by any of our subsidiaries. The 2018 Notes were issued under indentures that among other things, limit our ability to consolidate, merge or sell all or substantially all of our assets, create liens, and enter into sale and leaseback transactions. In addition, upon a change of control triggering event (as defined in the indentures), the terms require us to repurchase all or part of each holder’s notes for cash equal to 101% of the aggregate principal amount purchased plus accrued and unpaid interest, if any.

Credit Facilities

2011 Credit Facility

In September 2011, NASDAQ OMX entered into a $1.2 billion senior unsecured five-year credit facility which matures on September 19, 2016, or the 2011 Credit Facility. The 2011 Credit Facility consists of a $450 million funded term loan, or the 2016 Term Loan, and a $750 million revolving credit commitment (including a swingline facility and letter of credit facility). NASDAQ OMX applied the $450 million in proceeds from the 2016 Term Loan to repay in full and terminate the remaining $450 million principal amount outstanding on our former credit facility.

In March 2012, we made an optional prepayment of $100 million on the revolving credit commitment portion of the 2011 Credit Facility. As a result, availability under the revolving credit commitment was $624 million as of March 31, 2012.

The loans under the 2011 Credit Facility have a variable interest rate based on either the London Interbank Offered Rate, or LIBOR, or the Federal Funds Rate, plus an applicable margin that varies with NASDAQ OMX’s debt rating.

Under the 2011 Credit Facility, we are required to pay quarterly principal payments equal to 2.50% of the aggregate original principal amounts borrowed under the 2016 Term Loan. In the first quarter of 2012, we made a required quarterly principal payment of $11 million on our 2016 Term Loan.

The 2011 Credit Facility contains financial and operating covenants. Financial covenants include an interest expense coverage ratio and a maximum leverage ratio. Operating covenants include limitations on NASDAQ OMX’s ability to incur additional indebtedness, grant liens on assets, enter into affiliate transactions and pay dividends. Our credit facilities allow us to pay cash dividends on our common stock as long as certain leverage ratios are maintained. The 2011 Credit Facility also contains customary affirmative covenants, including access to financial statements, notice of defaults and certain other material events, maintenance of business and insurance, and events of default, including cross-defaults to our material indebtedness.

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

Debt Issuance Costs

We incurred debt issuance and other costs of $5 million in connection with the entry into the 2011 Credit Facility. These costs, which are capitalized and included in other non-current assets in the Condensed Consolidated Balance Sheets, are being amortized over the life of the 2011 Credit Facility. Amortization expense, which is recorded as additional interest expense for these costs, was immaterial for the three months ended March 31, 2012.

Other Credit Facilities

In addition to the revolving credit commitment under our 2011 Credit Facility discussed above, we have credit facilities related to our clearinghouses in order to meet liquidity and regulatory requirements. At March 31, 2012, these credit facilities, which are available in multiple currencies, primarily Swedish Krona and U.S. dollar, totaled $460 million ($214 million in available liquidity and $246 million to satisfy regulatory requirements), none of which was utilized. At December 31, 2011, these facilities totaled $447 million ($206 million in available liquidity and $241 million to satisfy regulatory requirements), none of which was utilized.

Debt Covenants

At March 31, 2012, we were in compliance with the covenants of all of our debt obligations.

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

Components of Net Periodic Benefit Cost

The following table sets forth the components of net periodic pension, SERP and post-retirement benefits costs from the NASDAQ OMX Benefit Plans recognized in compensation and benefits expense in the Condensed Consolidated Statements of Income:

	Three Months Ended March 31,
	2012	2011
	(in millions)
Components of net periodic benefit cost
Interest cost	$1	$2
Expected return on plan assets	(1)	(1)
Recognized net actuarial loss	1	1

Net periodic benefit cost	$1	$2

Non-U.S. Benefit Plans

Most employees outside the U.S. are covered by local retirement plans or by applicable social laws. Benefits under social laws are generally expensed in the periods in which the costs are incurred. These costs are included in compensation and benefits expense in the Condensed Consolidated Statements of Income and were $3 million for the three months ended March 31, 2012 and $4 million for the three months ended March 31, 2011.

U.S. Defined Contribution Savings Plan

We sponsor a voluntary defined contribution savings plan, or 401(k) Plan, for U.S. employees. Employees are immediately eligible to make contributions to the plan and are also eligible for an employer contribution match at an amount equal to 100.0% of the first 4.0% of eligible employee contributions. Savings plan expense included in compensation and benefits expense in the Condensed Consolidated Statements of Income was $1 million for both the three months ended March 31, 2012 and 2011.

We have a profit-sharing contribution feature to our 401(k) Plan which allows eligible U.S. employees to receive employer retirement contributions, or ERCs, if we meet annual corporate goals. In addition, we have a supplemental ERC for select highly compensated employees whose ERCs are limited by the annual Internal Revenue Service compensation limit. ERC expense recorded in compensation and benefits expense in the Condensed Consolidated Statements of Income was immaterial for the three months ended March 31, 2012 and $1 million for the three months ended March 31, 2011.

Employee Stock Purchase Plan

We have an employee stock purchase plan, or ESPP, under which approximately 3.6 million shares of our common stock have been reserved for future issuance as of March 31, 2012.

Our ESPP allows eligible U.S. and non-U.S. employees to purchase a limited number of shares of our common stock at six-month intervals, called offering periods, at 85.0% of the lower of the fair market value on the first or the last day of each offering period. The 15.0% discount given to our employees is included in compensation and benefits expense in the Condensed Consolidated Statements of Income and was immaterial for both the three months ended March 31, 2012 and 2011.

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

Summary of 2012 Equity Awards

During 2011, certain grants of PSUs with a one-year performance period exceeded the applicable performance parameters. As a result, an additional 248,042 units were considered granted in February 2012. In addition, certain grants of PSUs issued in 2009 with a three-year performance period exceeded the applicable performance parameters. As a result, an additional 40,000 units were considered granted in February 2012.

Common Shares Available Under Our Equity Incentive Plan

As of March 31, 2012, we had approximately 6.1 million shares of common stock authorized for future issuance under our equity incentive plan.

Summary of Share-Based Compensation Expense

The following table shows the total share-based compensation expense resulting from equity awards and the 15.0% discount for the ESPP for the three months ended March 31, 2012 and 2011 in the Condensed Consolidated Statements of Income:

	Three Months Ended March 31,
	2012	2011
	(in millions)
Share-based compensation expense before income taxes	$10	$7
Income tax benefit	(4)	(3)

Share-based compensation expense after income taxes	$6	$4

We estimated the fair value of stock option awards using the Black-Scholes valuation model with the following assumptions:

	Three Months Ended March 31,
	2012 (1)	2011
Expected life (in years)	—	5
Weighted-average risk free interest rate	—	2.18%
Expected volatility	—	27.0%
Dividend yield	—	—
Weighted-average fair value at grant date	—	$7.06

(1)	No stock option awards were granted during the three months ended March 31, 2012.

Our computation of expected life is based on historical exercise patterns. The interest rate for periods within the expected life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. Our computation of expected volatility is based on a market-based implied volatility. In April 2012, our board of directors declared an initial quarterly cash dividend on our outstanding common stock. Prior to this dividend, it was not our policy to declare or pay cash dividends on our common stock. See “Dividends on Common Stock,” of Note 17, “Subsequent Events,” for further discussion of our dividend.

Summary of Stock Option Activity

A summary of stock option activity for the three months ended March 31, 2012 is as follows:

	Number of Stock Options(1)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in millions)
Outstanding at January 1, 2012	9,924,035	$18.33	5.3	$78

Exercised	(100,299)	10.80
Forfeited or expired	(146,837)	22.58

Outstanding at March 31, 2012	9,676,899	$18.34	5.0	$87

Exercisable at March 31, 2012	5,715,982	$15.10	3.1	$75

(1)	No stock option awards were granted during the three months ended March 31, 2012.

We received net cash proceeds of $1 million from the exercise of 100,299 stock options for the three months ended March 31, 2012 and received net cash proceeds of $5 million from the exercise of 463,357 stock options for the three months ended March 31, 2011. We present excess tax benefits from the exercise of stock options, if any, as financing cash flows.

The aggregate intrinsic value in the above table represents the total pre-tax intrinsic value (i.e., the difference between our closing stock price on March 30, 2012 of $25.90 and the exercise price, times the number of shares) based on stock options with an exercise price less than NASDAQ OMX’s closing price of $25.90 as of March 30, 2012, which would have been received by the option holders had the option holders exercised their stock options on that date. This amount can change based on the fair market value of our common stock. The total number of in-the-money stock options exercisable as of March 31, 2012 was 4.5 million.

As of March 31, 2011, 5.6 million outstanding stock options were exercisable and the weighted-average exercise price was $13.46.

Total fair value of stock options vested was immaterial for the three months ended March 31, 2012 and March 31, 2011. The total pre-tax intrinsic value of stock options exercised was $1 million for the three months ended March 31, 2012 and $7 million for the three months ended March 31, 2011.

At March 31, 2012, $11 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.4 years.

Summary of Restricted Stock and PSU Activity

The following table summarizes our restricted stock and PSU activity for the three months ended March 31, 2012:

	Restricted Stock		PSUs
	Number of Awards	Weighted- Average Grant Date Fair Value	Number of Awards	Weighted- Average Grant Date Fair Value
Unvested balances at January 1, 2012	3,371,333	$23.10	1,315,180	$23.33
Granted	117,755	26.12	288,042 (1)	25.01
Vested	(132,698)	23.59	(120,000)	23.82
Forfeited	(122,423)	23.07	(45,782)	23.16

Unvested balances at March 31, 2012	3,233,967	$23.19	1,437,440	$23.63

(1)	PSUs granted in 2012 reflect awards issued to certain officers, as described above.

At March 31, 2012, $49 million of total unrecognized compensation cost related to restricted stock and PSUs is expected to be recognized over a weighted-average period of 1.7 years.

11. Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2012	2011
	(in millions, except share and per share amounts)
Numerator:
Net income attributable to NASDAQ OMX	$85	$104
Accretion of series A convertible preferred stock	—	—

Net income attributable to common stockholders	$85	$104

Denominator:
Weighted-average common shares outstanding for basic earnings per share	172,958,012	176,092,796

Weighted-average effect of dilutive securities:
Employee equity awards	4,517,573	4,952,794
3.75% convertible notes assumed converted into common stock	34,482	34,482

Weighted-average common shares outstanding for diluted earnings per share	177,510,067	181,080,072

Basic and diluted earnings per share:
Basic earnings per share	$0.49	$0.59

Diluted earnings per share	$0.48	$0.57

Stock options to purchase 9,676,899 shares of common stock, 4,671,407 shares of restricted stock and PSUs, and convertible notes convertible into 34,482 shares of common stock were outstanding at March 31, 2012. For the three months ended March 31, 2012, we included 7,140,309 of the outstanding stock options and 4,510,278 shares of restricted stock and PSUs in the computation of diluted earnings per share, on a weighted-average basis, as their inclusion was dilutive. The remaining stock options and shares of restricted stock and PSUs are antidilutive, and as such, they were properly excluded.

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

The 3.75% convertible notes are accounted for under the if-converted method, as we previously have settled the convertible notes in shares of our common stock. For the three months ended March 31, 2012 and 2011, all of the shares underlying the outstanding 3.75% convertible notes were included in the computation of diluted earnings per share, as their inclusion was dilutive.

The 2.50% convertible senior notes are accounted for under the treasury stock method as it is our intent and policy to settle the principal amount of the notes in cash. Based on the settlement structure of the 2.50% convertible senior notes, which permits the principal amount to be settled in cash and the conversion premium to be settled in shares of our common stock or cash, we will reflect the impact of the convertible spread portion of the convertible notes in the diluted calculation using the treasury stock method. For the three months ended March 31, 2012 and 2011, the conversion spread of our 2.50% convertible senior notes was out of the money, and as such, they were properly excluded from the computation of diluted earnings per share.

12. NASDAQ OMX Stockholders’ Equity

Common Stock

At March 31, 2012, 300,000,000 shares of our common stock were authorized, 213,390,247 shares were issued, and 171,854,049 shares were outstanding. The holders of common stock are entitled to one vote per share, except that our certificate of incorporation limits the ability of any person to vote in excess of 5.0% of the then-outstanding shares of NASDAQ OMX common stock. This limitation does not apply to persons exempted from this limitation by our board of directors prior to the time such person owns more than 5.0% of the then-outstanding shares of NASDAQ OMX common stock.

Common Stock in Treasury, at Cost

We account for the purchase of treasury stock under the cost method with the shares of stock repurchased reflected as a reduction to NASDAQ OMX stockholders’ equity and included in common stock in treasury, at cost in the Condensed Consolidated Balance Sheets. When treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired. We held 41,536,198 shares of common stock in treasury as of March 31, 2012 and 39,845,172 shares as of December 31, 2011.

Share Repurchase Program

In October 2011, our board of directors approved a share repurchase program authorizing NASDAQ OMX to repurchase in the aggregate up to $300 million of our outstanding common stock. These purchases may be made from time to time at prevailing market prices in open market purchases, privately-negotiated transactions, block purchase techniques or otherwise, as determined by our management. The purchases will be funded from existing cash balances. The share repurchase program may be suspended, modified or discontinued at any time. During the first quarter of 2012, we repurchased 1,930,295 shares of our common stock at an average price of $26.01, for an aggregate purchase price of $50 million. The shares repurchased under the share repurchase program are available for general corporate purposes. The remaining authorized amount for share repurchases under this program was $150 million as of March 31, 2012.

Other Repurchases of Common Stock

For the three months ended March 31, 2012, we repurchased 107,325 shares of our common stock in settlement of employee tax withholding obligations due upon the vesting of restricted stock.

Preferred Stock

Our certificate of incorporation authorizes the issuance of 30,000,000 shares of preferred stock, par value $0.01 per share, issuable from time to time in one or more series. At March 31, 2012 and December 31, 2011, 1,600,000 shares of series A convertible preferred stock were issued and none were outstanding.

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

The following table presents for each of the above hierarchy levels, our financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011.

	March 31, 2012
	Total	Level 1	Level 2	Level 3
	(in millions)
Financial Assets Measured at Fair Value on a Recurring Basis
Financial investments, at fair value(1)	$215	$215	$—	$—
Default fund investments(2)	129	129	—	—

Total	$344	$344	$—	$—

	December 31, 2011
	Total	Level 1	Level 2	Level 3
	(in millions)
Financial Assets Measured at Fair Value on a Recurring Basis
Derivative positions, at fair value(3)	$1,566	$—	$1,566	$—
Financial investments, at fair value(1)	279	279	—	—

Total	$1,845	$279	$1,566	$—

Financial Liabilities Measured at Fair Value on a Recurring Basis
Derivative positions, at fair value(3)	$1,566	$—	$1,566	$—

Total	$1,566	$—	$1,566	$—

(1)

Primarily comprised of trading securities, mainly Swedish government debt securities, of $190 million as of March 31, 2012 and $261 million as of December 31, 2011. Of these securities, $133 million as of March 31, 2012 and $212 million as of December 31, 2011 are restricted assets to meet regulatory capital requirements primarily for clearing operations at NASDAQ OMX Nordic Clearing. This balance also includes our available-for-sale investment security in DFM of $25 million as of March 31, 2012 and $18 million as of December 31, 2011. See Note 6, “Investments,” for further discussion of our trading investment securities and available-for-sale investment security.

(2)

In March 2012, NASDAQ OMX Nordic Clearing implemented member sponsored default funds. Default fund contributions may include cash contributions which can be invested by NASDAQ OMX Nordic Clearing, in accordance with our investment policy, either in highly rated government debt securities or reverse repurchase agreements with highly rated government debt securities as collateral. As of March 31, 2012, $129 million of cash contributions have been invested in highly rated government debt securities. See Note 14, “Clearing Operations,” for further discussion of default fund contributions.

(3)

Prior to the new clearing structure, discussed in Note 14, “Clearing Operations,” these amounts represented net amounts associated with our clearing operations in the derivative markets with NASDAQ OMX Nordic Clearing. Receivables and payables attributable to outstanding derivative positions were netted to the extent that such a legal offset right existed and, at the same time, that it was our intention to settle these items. See “Derivative Positions, at Fair Value and Resale and Repurchase Agreements, at Contract Value Prior to March 2012,” of Note 14, “Clearing Operations,” for further discussion. The new clearing structure significantly changed the nature and extent of the risk of loss to NASDAQ OMX Nordic Clearing in the event of a member default. Since the risk of loss will now be shared amongst clearing members, beginning in March 2012, we no longer record these derivative positions in the Condensed Consolidated Balance Sheets.

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

We also consider our debt obligations to be financial instruments. Based on borrowing rates currently available to us for debt with similar terms and maturities, the fair value of our debt utilizing discounted cash flow analyses was $2.1 billion at March 31, 2012 and $2.3 billion at December 31, 2011, and is categorized as level 2 in the fair value hierarchy. For further discussion of our debt obligations, see Note 8, “Debt Obligations.”

14. Clearing Operations

Nordic Clearing

NASDAQ OMX Nordic Clearing is authorized and supervised as a European multi-asset clearinghouse by the Swedish Financial Supervisory Authority, or SFSA, and is authorized to conduct clearing operations in Norway by the Norwegian Ministry of Finance. The clearinghouse acts as the central counterparty for exchange and OTC trades in equity derivatives, fixed income derivatives, physical power, power derivatives, carbon derivatives, and resale and repurchase contracts.

Through our clearing operations in the financial markets, which include the resale and repurchase market, and the commodities markets, we are the legal counterparty for, and guarantee the fulfillment of, each contract traded. These contracts are not used by NASDAQ OMX Nordic Clearing for the purpose of trading on its own behalf. As the legal counterparty of each transaction, NASDAQ OMX Nordic Clearing bears the counterparty risk between the purchaser and seller in the contract. In its guarantor role, NASDAQ OMX Nordic Clearing has precisely equal and offsetting claims to and from clearing members on opposite sides of each contract, standing as an intermediary on every contract cleared. In accordance with the rules and regulations of NASDAQ OMX Nordic Clearing, clearing members’ open positions are aggregated to create a single portfolio for which default fund and margin collateral requirements are calculated. See “Default Fund Contributions” and “Margin Collateral” below for further discussion of NASDAQ OMX Nordic Clearing’s default fund and margin requirements.

In anticipation of new regulations proposed by the European Market Infrastructure Regulation, NASDAQ OMX Nordic Clearing implemented three member sponsored default funds in March 2012: one related to financial markets, one related to commodities markets, and a mutualized fund. Under this new regulatory structure, NASDAQ OMX Nordic Clearing and its clearing members must contribute to the total regulatory capital related to the clearing operations of NASDAQ OMX Nordic Clearing. This structure applies an initial separation of default fund contributions for the financial and commodities markets in order to create a buffer for each market’s counterparty risks. Simultaneously, a mutualized default fund provides capital efficiencies to NASDAQ OMX Nordic Clearing with regard to total regulatory capital required. See “Default Fund Contributions” below for further discussion of NASDAQ OMX Nordic Clearing’s default fund. A power of assessment and liability waterfall have also been implemented in anticipation of the new regulations. See “Power of Assessment” and “Liability Waterfall” below for further discussion. These new requirements ensure the alignment of risk between NASDAQ OMX Nordic Clearing and its clearing members.

Prior to March 2012, NASDAQ OMX Nordic Clearing did not maintain a default fund to which clearing members contributed capital and did not enforce loss sharing assessments amongst members. Therefore, in a default situation where the capital provided by the defaulting member was insufficient to cover its losses, only NASDAQ OMX Nordic Clearing’s own risk-bearing capital was at risk and not that of the non-defaulting members. See “Derivative Positions, at Fair Value and Resale and Repurchase Agreements, at Contract Value Prior to March 2012” below for further discussion.

Default Fund Contributions

Contributions made to the default funds are proportional to the exposures of each clearing member. When a clearing member is active in both the financial and commodities markets, contributions must be made to both markets’ default funds. Clearing members’ eligible contributions may include cash and non-cash contributions. Cash contributions received are invested by NASDAQ OMX Nordic Clearing, in accordance with our investment policy, either in highly rated government debt securities or reverse repurchase agreements with highly rated government debt securities as collateral. Clearing members’ cash contributions are included in default funds and margin deposits in the Condensed Consolidated Balance Sheets as both a current asset and a current liability. Non-cash contributions include highly rated government debt securities that must meet specific criteria approved by NASDAQ OMX Nordic Clearing. Non-cash contributions are pledged assets that are not recorded in the Condensed Consolidated Balance Sheets as NASDAQ OMX does not take legal ownership of these assets and the risks and rewards remain with the clearing members. These balances may fluctuate over time due to changes in the amount of deposits required and whether members choose to provide cash or non-cash contributions. Pursuant to clearing member agreements, we pay interest on cash deposits to clearing members. Assets pledged are held at a nominee account in NASDAQ OMX Nordic Clearing’s name for the benefit of the clearing members and are immediately accessible by NASDAQ OMX Nordic Clearing in the event of a default.

As of March 31, 2012, clearing member default fund contributions were as follows:

	March 31, 2012
	Cash Contributions(1)	Non-Cash Contributions	Total Contributions
	(in millions)

Default fund contributions	$145	$18	$163

(1)

As of March 31, 2012, in accordance with our investment policy, NASDAQ OMX Nordic Clearing has invested $129 million of cash contributions in highly rated government debt securities. The remaining balance of $16 million is held in cash.

In addition to clearing members’ required contributions to the default funds, NASDAQ OMX Nordic Clearing is also required to contribute capital to the default funds as specified under its clearinghouse rules. As of March 31, 2012, NASDAQ OMX Nordic Clearing committed capital totaling $94 million to the member sponsored default funds, in the form of government debt securities, which are recorded as financial investments, at fair value in the Condensed Consolidated Balance Sheets. The combined regulatory capital of the clearing members and NASDAQ OMX Nordic Clearing will serve to secure the obligations of a clearing member and may be used to cover losses sustained by a clearing member in the event of a default.

Other Capital Contributions by NASDAQ OMX Nordic Clearing

NASDAQ OMX Nordic Clearing maintains a $121 million credit facility which may be utilized in certain situations to satisfy regulatory requirements. As of March 31, 2012, NASDAQ OMX Nordic Clearing committed $8 million of this credit facility to satisfy its regulatory requirements under its default fund structure.

Margin Collateral

NASDAQ OMX Nordic Clearing requires all clearing members to provide collateral, which may consist of cash and eligible securities, in a pledged bank account and/or an on-demand guarantee, to guarantee performance on the clearing members’ open positions, or initial margin. In addition, clearing members must also provide collateral to cover the daily margin call as needed, which is in addition to the initial margin. All collateral is maintained at a third-party custodian bank for the benefit of the clearing members and is immediately accessible by NASDAQ OMX Nordic Clearing in the event of a default. NASDAQ OMX Nordic Clearing has not recorded any of the pledged margin collateral in our Condensed Consolidated Balance Sheets as all risks and rewards of collateral ownership, including interest, belong to the counterparty. Clearing members pledged margin collateral was $6.2 billion as of March 31, 2012 and $5.0 billion as of December 31, 2011.

NASDAQ OMX Nordic Clearing marks to market all outstanding contracts at least daily, requiring payment from clearing members whose positions have lost value and making payments to clearing members whose positions have gained value. The mark-to-market process helps identify any clearing members that may not be able to satisfy their financial obligations in a timely manner allowing NASDAQ OMX Nordic Clearing the ability to mitigate the risk of a clearing member defaulting due to exceptionally large losses. In the event of a default, NASDAQ OMX Nordic Clearing can access the defaulting member’s margin deposits to cover the defaulting member’s losses.

In the first half of 2013, NASDAQ OMX Nordic Clearing will implement a new collateral process. NASDAQ OMX Nordic Clearing will maintain all cash deposits related to margin collateral and will include these cash deposits in default funds and margin deposits in the Condensed Consolidated Balance Sheets as both a current asset and a current liability, as NASDAQ OMX Nordic Clearing will assume the risks and rewards of collateral ownership. In addition to cash, clearing members may also contribute eligible pledged assets consisting of highly rated government debt securities that must meet the specific criteria approved by NASDAQ OMX Nordic Clearing and/or an on-demand guarantee. These pledged assets will not be recorded in our Condensed Consolidated Balance Sheets as NASDAQ OMX will not take legal ownership of these assets as the risks and rewards will remain with the clearing members. Assets pledged will be held at a nominee account in NASDAQ OMX Nordic Clearing’s name for the benefit of the clearing members and will be immediately accessible by NASDAQ OMX Nordic Clearing in the event of a default.

Regulatory Capital and Risk Management Calculations

NASDAQ OMX Nordic Clearing manages risk through a comprehensive counterparty risk management framework, which is comprised of policies, procedures, standards and resources. The level of regulatory capital is determined in accordance with our regulatory capital policy, as approved by the SFSA. Regulatory capital calculations are continuously updated through a proprietary capital-at-risk calculation model that establishes the appropriate level of capital.

As mentioned above, NASDAQ OMX Nordic Clearing is the legal counterparty for each contract traded and thereby guarantees the fulfillment of each contract. NASDAQ OMX Nordic Clearing accounts for this guarantee as a performance guarantee. We determine the fair value of the performance guarantee by considering daily settlement of contracts and other margining and default fund requirements, our risk management program, historical evidence of default payments, and the estimated probability of potential default payouts. The calculation is determined using proprietary risk management software that simulates gains and losses based on historical market prices, extreme but plausible market scenarios, volatility and other factors present at that point in time for those particular unsettled contracts. Based on this analysis, the estimated liability was nominal and no liability was recorded as of March 31, 2012.

The market value of derivative contracts outstanding prior to netting was as follows:

March 31, 2012
(in millions)
Commodity forwards and options(1) (2)	$1,375
Fixed-income options and futures(2) (3)	302
Stock options and futures(2) (3)	129
Index options and futures(2) (3)	99

Total	$1,905

(1)

We determined the fair value of our forward contracts using standard valuation models that were based on market-based observable inputs including LIBOR rates and the spot price of the underlying instrument.

(2)

We determined the fair value of our option contracts using standard valuation models that were based on market-based observable inputs including implied volatility, interest rates and the spot price of the underlying instrument.

(3)	We determined the fair value of our future contracts based upon quoted market prices and average quoted market yields.

The total number of derivative contracts cleared through NASDAQ OMX Nordic Clearing for the three months ended March 31, 2012 was as follows:

Number of Cleared Contracts

Commodity forwards and options(1)	294,614
Fixed-income options and futures	10,851,785
Stock options and futures	8,354,235
Index options and futures	11,186,985

Total	30,687,619

(1)	The total volume in cleared power related to commodity contracts was 521 Terawatt hours (TWh).

The contract value of resale and repurchase agreements as of March 31, 2012 was $4.4 billion and the total number of contracts cleared for the three months ended March 31, 2012 was 865,359.

Power of Assessment

To further strengthen the contingent financial resources of the clearinghouse, NASDAQ OMX Nordic Clearing has power of assessment that provides the ability to collect additional funds from its clearing members to cover a defaulting member’s remaining obligations up to the limits established under the terms of the clearinghouse rules. The power of assessment corresponds to 100% of the clearing member’s contribution to the financial markets and commodities markets default funds.

Liability Waterfall

The liability waterfall is the priority order in which the capital resources would be utilized in the event of a default where the defaulting clearing member’s collateral would not be sufficient to cover the cost to settle its portfolio. If a default occurs and the defaulting clearing member’s collateral, including cash deposits and pledged assets, is depleted, then capital is utilized in the following amount and order:

•	junior capital contributed by NASDAQ OMX Nordic Clearing, which totaled $15 million at March 31, 2012;

•

specific market default fund where the loss occurred, either financial or commodities market, which includes capital contributions of both the clearing members and NASDAQ OMX Nordic Clearing on a pro-rata basis;

•	senior capital contributed by NASDAQ OMX Nordic Clearing, calculated in accordance with clearinghouse rules to be $23 million at March 31, 2012; and

•	mutualized default fund, which includes capital contributions of both the clearing members and NASDAQ OMX Nordic Clearing on a pro-rata basis.

If additional funds are needed after utilization of the mutualized default fund, then NASDAQ OMX Nordic Clearing will utilize its power of assessment and additional capital contributions will be required by non-defaulting members up to the limits established under the terms of the clearinghouse rules.

See “Guarantees Issued and Credit Facilities Available,” of Note 15, “Commitments, Contingencies and Guarantees,” for further discussion of our guarantees on the fulfillment of these contracts.

Derivative Positions, at Fair Value and Resale and Repurchase Agreements, at Contract Value Prior to March 2012

The new clearing structure, discussed above, significantly changed the nature and extent of the risk of loss to NASDAQ OMX Nordic Clearing in the event of a member default. Since the full risk of loss to NASDAQ OMX Nordic Clearing will now be shared amongst clearing members, we no longer record derivative positions or resale and repurchase agreements in the Condensed Consolidated Balance Sheets.

Prior to the implementation of member sponsored default funds, NASDAQ OMX Nordic Clearing placed its own funds at risk and was the primary obligor that would bear the ultimate risk of counterparty default. As a result, the fair value of derivative contracts and the contract value of resale and repurchase agreements were reported gross in the Condensed Consolidated Balance Sheets as a receivable pertaining to the purchasing party and a payable pertaining to the selling party. Such receivables and payables attributable to outstanding derivative positions and resale and repurchase agreements were netted to the extent that such a legal offset right existed and, at the same time, that it was our intention to settle these items.

Our derivative positions, at fair value in the Condensed Consolidated Balance Sheets were $1,566 million at December 31, 2011. See “Guarantees Issued and Credit Facilities Available,” of Note 15, “Commitments, Contingencies and Guarantees,” for further discussion of our guarantees on the fulfillment of these contracts. The following table presents the fair value of our outstanding derivative positions at December 31, 2011 prior to netting:

	December 31, 2011
	Asset	Liability
	(in millions)
Commodity forwards and options(1) (2)	$1,152	$1,152
Fixed-income options and futures(2) (3)	272	272
Stock options and futures(2) (3)	197	197
Index options and futures(2) (3)	137	137

Total	$1,758	$1,758

(1)

We determined the fair value of our forward contracts using standard valuation models that were based on market-based observable inputs including LIBOR rates and the spot price of the underlying instrument.

(2)

We determined the fair value of our option contracts using standard valuation models that were based on market-based observable inputs including implied volatility, interest rates and the spot price of the underlying instrument.

(3)	We determined the fair value of our future contracts based upon quoted market prices and average quoted market yields.

Our resale and repurchase agreements, at contract value in the Condensed Consolidated Balance Sheets were $3,745 million at December 31, 2011. The resale and repurchase agreements were recorded at their contractual amounts plus interest which approximated fair value, as the fair value of these items was not materially sensitive to shifts in market interest rates because of the short-term nature of these instruments and/or variable interest rates or to credit risk because the resale and repurchase agreements were fully collateralized. The resale and repurchase agreements generally mature in less than 30 days. For the margin collateral process, see “Margin Collateral” above.

U.S. Clearing

Similar to our clearing operations at NASDAQ OMX Nordic Clearing, through our clearing operations in the derivative markets with our majority-owned subsidiary International Derivatives Clearing Group, or IDCG (through International Derivatives Clearinghouse, LLC), as well as trading at NASDAQ OMX Commodities Clearing Company, or NOCC, we are the legal counterparty for each position traded and thereby guarantee the fulfillment of each contract. The derivatives are not used by the above entities for the purpose of trading on their own behalf.

We require market participants at IDCG and NOCC to meet certain minimum financial standards to mitigate the risk that they become unable to satisfy their obligations and to provide collateral to cover the daily margin call as needed. Customer pledged cash collateral held by IDCG and NOCC, which was $11 million at March 31, 2012 and $9 million at December 31, 2011, is included in default funds and margin deposits as both a current asset and current liability in the Condensed Consolidated Balance Sheets, as the risks and rewards of collateral ownership, including interest income, belong to IDCG and NOCC. Clearing member cash contributed to IDCG’s guaranty fund was $2 million at March 31, 2012 and $8 million at December 31, 2011. This cash is included in default funds and margin deposits as both a current asset and current liability in the Condensed Consolidated Balance Sheets, as the risks and rewards of collateral ownership, including interest income, belong to IDCG.

As of March 31, 2012, NASDAQ OMX has contributed $78 million to the IDCG guarantee fund and $25 million to the NOCC guarantee fund. At December 31, 2011, NASDAQ OMX contributed $72 million to the IDCG guarantee fund and $25 million to the NOCC guarantee fund. These amounts are recorded in non-current restricted cash in the Condensed Consolidated Balance Sheets.

15. Commitments, Contingencies and Guarantees

Guarantees Issued and Credit Facilities Available

In addition to the default fund contributions and margin collateral pledged by clearing members discussed in Note 14, “Clearing Operations,” we have obtained financial guarantees and credit facilities which are guaranteed by us through counter indemnities, to provide further liquidity and default protection related to our clearing businesses. Financial guarantees issued to us totaled $4 million at both March 31, 2012 and December 31, 2011. At March 31, 2012, credit facilities, which are available in multiple currencies, primarily Swedish Krona and U.S. dollar, totaled $460 million ($214 million in available liquidity and $246 million to satisfy regulatory requirements), none of which was utilized. At December 31, 2011, these facilities totaled $447 million ($206 million in available liquidity and $241 million to satisfy regulatory requirements), none of which was utilized.

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

Other Guarantees

We have provided other guarantees of $19 million as of March 31, 2012 and $17 million as of December 31, 2011. These guarantees are primarily related to obligations for our rental and leasing contracts. In addition, for certain Market Technology contracts, we have provided performance guarantees of $6 million as of March 31, 2012 and December 31, 2011 related to the delivery of software technology and support services. We have received financial guarantees from various financial institutions to support the above guarantees.

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

Escrow Agreements

In connection with our acquisitions of FTEN, SMARTS and Glide Technologies, we entered into escrow agreements to secure the payments of post-closing adjustments and other closing conditions. At March 31, 2012, these escrow agreements provide for future payments of $29 million and are included in other current liabilities and other non-current liabilities in the Condensed Consolidated Balance Sheets.

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

Our management allocates resources, assesses performance and manages these businesses as three separate segments. We evaluate the performance of our segments based on several factors, of which the primary financial measure is income before income taxes. Results of individual businesses are presented based on our management accounting practices and our management structure. Certain amounts are allocated to corporate items in our management reports based on the decision that those activities should not be used to evaluate the segment’s operating performance. These amounts include, but are not limited to, amounts related to restructuring actions, mergers, strategic initiatives, long-term asset impairment, and financing activities. See below for further discussion.

The following table presents certain information regarding these operating segments for the three months ended March 31, 2012 and 2011.

	Market Services	Issuer Services	Market Technology	Corporate Items and Eliminations	Consolidated
	(in millions)
Three months ended March 31, 2012
Total revenues	$666	$90	$45	$—	$801
Cost of revenues	(390)	—	—	—	(390)

Revenues less transaction rebates, brokerage, clearance and exchange fees	276	90	45	—	411

Income (loss) before income taxes (1)	$130	$27	$3	$(23)	$137

Three months ended March 31, 2011
Total revenues	$683	$89	$43	$—	$815
Cost of revenues	(402)	—	—	—	(402)

Revenues less transaction rebates, brokerage, clearance and exchange fees	281	89	43	—	413

Income (loss) before income taxes (2)	$125	$30	$1	$(4)	$152

(1)

Corporate items and eliminations for the three months ended March 31, 2012 primarily include costs associated with an other-than-temporary impairment charge related to our equity method investment in EMCF, restructuring charges taken during the first quarter of 2012 and merger and strategic initiatives expense.

(2)	Corporate items and eliminations for the three months ended March 31, 2011 primarily include merger and strategic initiatives expense.

For further discussion of our segments’ results, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Segment Operating Results.”

17. Subsequent Events

Dividends on Common Stock

On April 23, 2012, our board of directors declared an initial quarterly cash dividend of $0.13 per share on our outstanding common stock, which will be payable on June 29, 2012, to all stockholders of record as of the close of business on June 15, 2012. We expect to continue to pay quarterly cash dividends, although the amount and timing of any future cash dividends are subject to approval by our board of directors.

Non-Binding Agreement Regarding IDCG

On April 23, 2012, we signed a non-binding agreement with LCH.Clearnet Group Limited regarding LCH.Clearnet Group’s proposed acquisition of IDCG. If the transaction proceeds, LCH.Clearnet Group would become the sole owner of IDCG and NASDAQ OMX would become a shareholder of LCH.Clearnet Group.

Acquisition of NOS Clearing ASA

On April 24, 2012, we signed an agreement to acquire NOS Clearing ASA for approximately $40 million (240 million Norwegian Krone). NOS Clearing ASA is a leading Norway-based clearinghouse primarily for the freight market and seafood derivative market. The transaction is subject to regulatory approval and is expected to close during the third quarter of 2012.

Acquisition of BWise Beheer B.V.

In May 2012, we acquired a 72% ownership interest in BWise Beheer B.V. and subsidiaries, or BWise, a Netherlands-based service provider that offers enterprise governance, risk management and compliance software and services to help companies track, measure and manage key organizational risks, for approximately $62 million (47 million Euro). We have agreed to purchase the remaining 28% ownership interest in BWise in two separate transactions, resulting in 100% ownership by the first half of 2015. BWise will be part of our Corporate Solutions business within our Issuer Services segment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the financial condition and results of operations of NASDAQ OMX should be read in conjunction with our condensed consolidated financial statements and related notes included in this Form 10-Q.

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

In the U.S., we operate The NASDAQ Stock Market, a registered national securities exchange. The NASDAQ Stock Market is the largest single cash equities securities market in the U.S. in terms of listed companies and in the world in terms of share value traded. As of March 31, 2012, The NASDAQ Stock Market was home to 2,665 listed companies with a combined market capitalization of approximately $5.2 trillion. Also, in the U.S. we operate two additional cash equities trading markets, two options markets, a futures market and a derivatives clearinghouse. We also engage in riskless principal trading of OTC power and gas contracts.

In Europe, we operate exchanges in Stockholm (Sweden), Copenhagen (Denmark), Helsinki (Finland), and Iceland as NASDAQ OMX Nordic, and exchanges in Tallinn (Estonia), Riga (Latvia) and Vilnius (Lithuania) as NASDAQ OMX Baltic. Collectively, the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic offer trading in cash equities, bonds, structured products and ETFs, as well as trading and clearing of derivatives and clearing of resale and repurchase agreements. Through NASDAQ OMX First North, our Nordic and Baltic operations also offer alternative marketplaces for smaller companies. As of March 31, 2012, the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic, together with NASDAQ OMX First North, were home to 769 listed companies with a combined market capitalization of approximately $1.0 trillion. We also operate NASDAQ OMX Armenia.

In addition, NASDAQ OMX Commodities operates the world’s largest power derivatives exchange, one of Europe’s largest carbon exchanges, and, together with Nord Pool Spot, N2EX, a marketplace for physical U.K. power contracts.

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

Currently our business drivers are defined by investors’ cautious outlook about the slow pace of global economic recovery and certain governments’ ability to fund their sovereign debt. The lack of confidence in the prospects for growth results in sporadic increases in the level of market volatility and oscillating trading volumes in cash equities. In the first quarter of 2012, the U.S. cash equities trading and derivative trading and clearing businesses were both negatively impacted by lower industry trading volumes. However, the IPO market strengthened from the fourth quarter of 2011 and was on pace with the first quarter of 2011. Additional impacts on our business drivers include the international enactment and implementation of new legislative and regulatory initiatives, and the continued rapid evolution and deployment of new technology in the financial services industry. The business environment that influenced our financial performance for the first quarter of 2012 may be characterized as follows:

•

A comparable pace of new equity issuance in the U.S. with 21 IPOs on The NASDAQ Stock Market, slightly down from 22 in the first quarter of 2011. IPO activity remained weak in the Nordics with 1 IPO in the first quarter of 2012 on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic;

•

Matched share volume for all our U.S. cash equity markets decreased by 5%, while consolidated U.S. volume fell by 14% relative to the first quarter of 2011. Losses in matched share volume due to lower U.S. consolidated volume were partially offset by a 2.1 percentage point increase in our market share from 19.2% (NASDAQ 16.5%; NASDAQ OMX BX 1.8%; NASDAQ OMX PSX 0.9%) to 21.3% (NASDAQ 17.7%; NASDAQ OMX BX 2.5%; NASDAQ OMX PSX 1.1%);

•

Matched equity options volume for our two U.S. options exchanges, NASDAQ OMX PHLX and the NASDAQ Options Market, decreased 12% relative to the first quarter of 2011 driven by a decrease in overall U.S. options volume and a slight loss in market share of 1.3 percentage points;

•	A 9.9% increase relative to the first quarter of 2011 in the number of cash equity transactions on our Nordic and Baltic exchanges;

•	A 19.8% decrease relative to the first quarter of 2011 in the SEK value of cash equity transactions on our Nordic and Baltic exchanges;

•	Growth of 3.2% experienced by our Nordic and Baltic exchanges relative to the first quarter of 2011 in the number of traded and cleared equity and fixed-income contracts (excluding Eurex);

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

Financial Summary

The following summarizes significant changes in our financial performance for the three months ended March 31, 2012 when compared with the same period in 2011.

	Three Months Ended March 31,		Percentage Change
	2012	2011
	(in millions)
Revenues less transaction rebates, brokerage clearance and exchange fees	$411	$413	(0.5)%
Operating expenses	240	230	4.3%
Operating income	171	183	(6.6)%
Interest expense	(24)	(32)	(25.0)%
Asset impairment charge	12	—	#
Income before income taxes	137	152	(9.9)%
Income tax provision	53	49	8.2%
Net income attributable to NASDAQ OMX	$85	$104	(18.3)%
Diluted earnings per share	$0.48	$0.57	(15.8)%

#	Denotes a variance greater than 100.0%.

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

•

Revenues less transaction rebates, brokerage, clearance and exchange fees decreased $2 million, or 0.5%, to $411 million in the first quarter of 2012, compared with $413 million in the same period in 2011, reflecting an operational increase in revenues of $3 million and an unfavorable impact from foreign exchange of $5 million. The increase in operational revenues was primarily due to:

•	an increase in market data revenues of $7 million;

•	an increase in access services revenues of $4 million;

•	an increase in Market Technology revenues of $3 million, primarily from license, support and facility management revenues; and

•	an increase in Issuer Services revenues of $2 million, primarily from Corporate Solutions revenues, partially offset by;

•	a decrease in cash equity trading revenues less transaction rebates, brokerage, clearance and exchange fees of $8 million, primarily related to U.S. operations; and

•	a decrease in derivative trading and clearing revenues less transaction rebates, brokerage, clearance and exchange fees of $5 million, primarily related to U.S. operations.

•

Operating expenses increased $10 million, or 4.3%, to $240 million in the first quarter of 2012, compared with $230 million in the same period in 2011, reflecting an increase in operating expenses of $12 million and a favorable impact from foreign exchange of $2 million. The operational increase in operating expenses was primarily due to restructuring actions taken during the first quarter of 2012.

•

Interest expense decreased $8 million, or 25.0%, to $24 million in the first quarter of 2012, compared with $32 million in the same period in 2011. This decrease was primarily due to lower average outstanding debt obligations in 2012.

•	We recorded an other-than-temporary impairment charge of $12 million related to our equity interest in EMCF.

These current and prior year items are discussed in more detail below.

NASDAQ OMX’s Operating Results

Key Drivers

The following table includes key drivers for our Market Services, Issuer Services and Market Technology segments. In evaluating the performance of our business, our senior management closely watches these key drivers.

	Three Months Ended March 31,
	2012	2011
Market Services
Cash Equity Trading
NASDAQ securities
Total industry average daily share volume (in billions)	1.80	2.05
Matched market share executed on NASDAQ	26.3%	26.8%
Matched market share executed on NASDAQ OMX BX	2.6%	1.4%
Matched market share executed on NASDAQ OMX PSX	1.3%	0.9%
Market share reported to the FINRA/NASDAQ Trade Reporting Facility	33.2%	32.7%
Total market share(1)	63.4%	61.8%
New York Stock Exchange, or NYSE, securities
Total industry average daily share volume (in billions)	3.91	4.54
Matched market share executed on NASDAQ	13.4%	11.8%
Matched market share executed on NASDAQ OMX BX	2.5%	2.0%
Matched market share executed on NASDAQ OMX PSX	0.7%	0.8%
Market share reported to the FINRA/NASDAQ Trade Reporting Facility	31.5%	29.9%
Total market share(1)	48.2%	44.5%
NYSE Amex and regional securities
Total industry average daily share volume (in billions)	1.12	1.35
Matched market share executed on NASDAQ	19.0%	16.8%
Matched market share executed on NASDAQ OMX BX	2.3%	1.7%
Matched market share executed on NASDAQ OMX PSX	1.9%	1.3%
Market share reported to the FINRA/NASDAQ Trade Reporting Facility	29.4%	27.1%
Total market share(1)	52.6%	46.9%
Total U.S.-listed securities
Total industry average daily share volume (in billions)	6.83	7.94
Matched share volume (in billions)	90.1	94.8
Matched market share executed on NASDAQ	17.7%	16.5%
Matched market share executed on NASDAQ OMX BX	2.5%	1.8%
Matched market share executed on NASDAQ OMX PSX	1.1%	0.9%
NASDAQ OMX Nordic and NASDAQ OMX Baltic securities
Average daily number of equity trades	372,081	338,534
Average daily value of shares traded (in billions)	$3.2	$4.1
Derivative Trading and Clearing
U.S. Equity Options
Total industry average daily volume (in millions)	15.9	17.3
NASDAQ OMX PHLX matched market share	22.2%	23.5%
The NASDAQ Options Market matched market share	5.2%	5.2%
NASDAQ OMX Nordic and NASDAQ OMX Baltic
Average Daily Volume:
Options, futures and fixed-income contracts	470,216	455,845
Finnish option contracts traded on Eurex	71,411	177,836
NASDAQ OMX Commodities
Clearing Turnover:
Power contracts (TWh)(2)	521	455
Carbon contracts (1000 tCO2)(2)	30,912	4,036

	Three Months Ended March 31,
	2012	2011
Issuer Services
Initial public offerings
NASDAQ	21	22
Exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic	1	1
New listings
NASDAQ(3)	43	34
Exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic(4)	3	4
Number of listed companies
NASDAQ(5)	2,665	2,760
Exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic(6)	769	773
Market Technology
Order intake (in millions)(7)	$55	$6
Total order value (in millions)(8)	$496	$471

(1)	Includes transactions executed on NASDAQ’s, NASDAQ OMX BX’s and NASDAQ OMX PSX’s systems plus trades reported through the FINRA/NASDAQ Trade Reporting Facility.
(2)	Primarily transactions executed on Nord Pool and reported for clearing to NASDAQ OMX Commodities measured by TWh and one thousand metric tons of carbon dioxide (1000 tCO2).
(3)	New listings include IPOs, including those completed on a best efforts basis, issuers that switched from other listing venues, closed-end funds and separately listed ETFs.
(4)	New listings include IPOs and represent companies listed on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic and companies on the alternative markets of NASDAQ OMX First North.
(5)	Number of listed companies for NASDAQ at period end, including separately listed ETFs.
(6)	Represents companies listed on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic and companies on the alternative markets of NASDAQ OMX First North at period end.
(7)	Total contract value of orders signed during the period.
(8)

Represents total contract value of orders signed that are yet to be recognized as revenue. Market Technology deferred revenue, as discussed in Note 7, “Deferred Revenue” to the condensed consolidated financial statements, represents cash payments received that are yet to be recognized as revenue for these signed orders.

Segment Operating Results

Of our total first quarter 2012 revenues less transaction rebates, brokerage, clearance and exchange fees of $411 million, 67.2% was from our Market Services segment, 21.9% was from our Issuer Services segment and 10.9% was from our Market Technology segment. Of our total first quarter 2011 revenues less transaction rebates, brokerage, clearance and exchange fees of $413 million, 68.0% was from our Market Services segment, 21.6% was from our Issuer Services segment and 10.4% was from our Market Technology segment.

The following table shows our revenues by segment, cost of revenues for our Market Services segment and total revenues less transaction rebates, brokerage, clearance and exchange fees:

	Three Months Ended March 31,		Percentage Change
	2012	2011
	(in millions)
Market Services	$666	$683	(2.5)%
Cost of revenues	(390)	(402)	(3.0)%

Market Services revenues less transaction rebates, brokerage, clearance and exchange fees	276	281	(1.8)%
Issuer Services	90	89	1.1%
Market Technology	45	43	4.7%

Total revenues less transaction rebates, brokerage, clearance and exchange fees	$411	$413	(0.5)%

MARKET SERVICES

The following table shows total revenues less transaction rebates, brokerage, clearance and exchange fees from our Market Services segment:

	Three Months Ended March 31,		Percentage Change
	2012	2011
	(in millions)
Transaction Services
Cash Equity Trading Revenues:
U.S. cash equity trading(1)	$340	$365	(6.8)%
Cost of revenues:
Transaction rebates	(235)	(242)	(2.9)%
Brokerage, clearance and exchange fees(1)	(75)	(84)	(10.7)%

Total U.S. cash equity cost of revenues	(310)	(326)	(4.9)%

U.S. cash equity trading revenues less transaction rebates, brokerage, clearance and exchange fees	30	39	(23.1)%
European cash equity trading	23	23	—

Total cash equity trading revenues less transaction rebates, brokerage, clearance and exchange fees	53	62	(14.5)%

Derivative Trading and Clearing Revenues:
U.S. derivative trading and clearing(2)	122	124	(1.6)%
Cost of revenues:
Transaction rebates	(71)	(67)	6.0%
Brokerage, clearance and exchange fees(2)	(9)	(9)	—

Total U.S. derivative trading and clearing cost of revenues	(80)	(76)	5.3%

U.S. derivative trading and clearing revenues less transaction rebates, brokerage, clearance and exchange fees	42	48	(12.5)%

European derivative trading and clearing	32	32	—

Total derivative trading and clearing revenues less transaction rebates, brokerage, clearance and exchange fees	74	80	(7.5)%

Access Services Revenues	57	53	7.5%

Total Transaction Services revenues less transaction rebates, brokerage, clearance and exchange fees	184	195	(5.6)%

Market Data Revenues:
Net U.S. tape plans	31	27	14.8%
U.S. market data products	34	32	6.3%
European market data products	22	22	—

Total Market Data revenues	87	81	7.4%

Broker Services Revenues	5	4	25.0%
Other Market Services Revenues	—	1	#

Total Market Services revenues less transaction rebates, brokerage, clearance and exchange fees	$276	$281	(1.8)%

#	Denotes a variance equal to 100.0%.
(1)

Includes Section 31 fees of $63 million in the first quarter of 2012 and $66 million in the first quarter of 2011. Section 31 fees are recorded as U.S. cash equity trading revenues with a corresponding amount recorded in cost of revenues.

(2)

Includes Section 31 fees of $8 million in the first quarter of 2012 and $7 million in the first quarter of 2011. Section 31 fees are recorded as U.S. derivative trading and clearing revenues with a corresponding amount recorded in cost of revenues.

Transaction Services

Transaction Services revenues less transaction rebates, brokerage, clearance and exchange fees decreased in the first quarter of 2012 compared with the same period in 2011 primarily due to a decrease in U.S. cash equity trading revenues less transaction rebates, brokerage, clearance and exchange fees and a decrease in U.S. derivative trading and clearing revenues less transaction rebates, brokerage, clearance and exchange fees, partially offset by an increase in access services revenues.

U.S. Cash Equity Trading Revenues

U.S. cash equity trading revenues less transaction rebates, brokerage, clearance and exchange fees decreased in the first quarter of 2012 compared with the same period in 2011. The decrease was primarily due to a decline in industry trading volumes and lower revenue capture, partially offset by an increase in market share.

U.S. cash equity trading revenues decreased in the first quarter of 2012 compared with the same period in 2011 primarily due to a decline in industry trading volumes and a decrease in Section 31 pass-through fee revenues, partially offset by an increase in market share.

We record Section 31 fees as U.S. cash equity trading revenues with a corresponding amount recorded as cost of revenues. We are assessed these fees from the SEC and pass them through to our customers in the form of incremental fees. Pass-through fees can increase or decrease due to rate changes by the SEC, the percentage of overall industry trading volumes processed on our systems, and differences in actual dollar value of shares traded. Since the amount recorded in revenues is equal to the amount recorded in cost of revenues, there is no impact on our revenues less transaction rebates, brokerage, clearance and exchange fees. Section 31 fees were $63 million in the first quarter of 2012 compared with $66 million in the first quarter of 2011. The decrease was primarily due to lower dollar value traded on the NASDAQ and NASDAQ OMX BX trading systems and slightly lower rates.

For NASDAQ and NASDAQ OMX PSX, we credit a portion of the per-share execution charge to the market participant that provides the liquidity and for NASDAQ OMX BX, we credit a portion of the per-share execution charge to the market participant that takes the liquidity. These transaction rebates decreased in the first quarter of 2012 compared with the same period in 2011 primarily due to a decline in industry trading volumes, partially offset by an increase in market share and higher average rebate rates due to changes in our pricing program on the NASDAQ, NASDAQ OMX BX and NASDAQ OMX PSX trading systems.

Brokerage, clearance and exchange fees decreased in the first quarter of 2012 compared with the same period in 2011 primarily due to a decrease in the amount of volume routed by NASDAQ due to declines in industry trading volumes and a decrease in Section 31 pass-through fees partially offset by an increase in market share.

European Cash Equity Trading Revenues

European cash equity trading revenues include trading revenues from equity products traded on the NASDAQ OMX Nordic and NASDAQ OMX Baltic exchanges. European cash equity trading revenues were flat in the first quarter of 2012 compared with the same period in 2011.

U.S. Derivative Trading and Clearing Revenues

U.S. derivative trading and clearing revenues and revenues less transaction rebates, brokerage, clearance and exchange fees decreased in the first quarter of 2012 compared with the same period in 2011. The decrease was primarily due to a decline in industry trading volumes and a slight decrease in market share, partially offset by higher Section 31 pass-through fee revenues as discussed below.

Similar to U.S. cash equity trading, Section 31 fees are recorded as derivative trading and clearing revenues with a corresponding amount recorded as cost of revenues. We are assessed these fees from the SEC and pass them through to our customers in the form of incremental fees. Since the amount recorded in revenues is equal to the amount recorded in cost of revenues, there is no impact on our revenues less transaction rebates, brokerage, clearance and exchange fees. Section 31 fees were $8 million in the first quarter of 2012 compared with $7 million in the first quarter of 2011. The increase is primarily due to an increase in dollar value traded, partially offset by a decrease in industry trading volumes.

Transaction rebates, in which we credit a portion of the per-share execution charge to the market participant, increased in the first quarter of 2012 compared with the same period in 2011. The increase was primarily due to an increase in transaction capture rate, partially offset by a decrease in industry trading volumes and a decrease in market share.

Brokerage, clearance and exchange fees were flat in the first quarter of 2012 compared with the same period in 2011.

European Derivative Trading and Clearing Revenues

European derivative trading and clearing revenues include trading and clearing revenues from derivative products traded on NASDAQ OMX Stockholm and NASDAQ OMX Copenhagen, clearing revenues from resale and repurchase agreements on NASDAQ OMX Nordic Clearing, revenues from NASDAQ OMX Commodities and trading and clearing revenues for energy and carbon products from Nord Pool. European derivative trading and clearing revenues were flat in the first quarter of 2012 compared with the same period in 2011.

The following table shows revenues from European derivative trading and clearing:

	Three Months Ended March 31,		Percentage Change
	2012	2011
	(in millions)
European Derivative Trading and Clearing Revenues:
Options and futures contracts	$13	$14	(7.1)%
Energy and carbon products	12	11	9.1%
Fixed-income products	6	6	—
Other revenues and fees	1	1	—

Total European Derivative Trading and Clearing revenues	$32	$32	—

Access Services Revenues

Access services revenues increased in the first quarter of 2012 compared with the same period in 2011 primarily due to increased demand for services.

Market Data

Market Data revenues increased in the first quarter of 2012 compared with the same period in 2011 primarily due to increases in net U.S. tape plans revenues and U.S. market data products revenues.

The increase in net U.S. tape plans revenues in the first quarter of 2012 compared to the same period in 2011 was primarily due to increased market share and higher plan shareable revenues, partially offset by declines in the number of users.

The increase in U.S. market data products revenues in the first quarter of 2012 compared with the same period in 2011 was primarily due to higher customer demand for proprietary data products.

Broker Services

Broker Services revenues increased slightly in the first quarter of 2012 when compared with the same period in 2011 primarily due to price increases for certain services.

ISSUER SERVICES

The following table shows revenues from our Issuer Services segment:

	Three Months Ended March 31,		Percentage Change
	2012	2011
	(in millions)
Global Listing Services Revenues:
Annual renewal	$28	$29	(3.4)%
Listing of additional shares	10	10	—
Initial listing	6	6	—

Total U.S. listing services	44	45	(2.2)%
European listing services	12	13	(7.7)%
Corporate Solutions	20	18	11.1%

Total Global Listing Services revenues	76	76	—
Global Index Group Revenues	14	13	7.7%

Total Issuer Services revenues	$90	$89	1.1%

Global Listing Services

Global Listing Services revenues were flat in the first quarter of 2012 compared with the same period in 2011. An increase in Corporate Solutions revenues was offset by decreases in U.S. annual renewal revenues and European listing services revenues.

Annual renewal revenues decreased slightly in the first quarter of 2012 compared with the same period in 2011 primarily due to declines in the number of listed companies. Annual renewal revenues are recognized ratably over a 12-month period.

European listing services revenues decreased in the first quarter of 2012 compared with the same period in 2011 primarily due to an unfavorable impact from foreign exchange of $1 million. European listing services revenues are recognized ratably over a 12-month period.

Corporate Solutions revenues increased in the first quarter of 2012 compared with the same period in 2011 primarily due to expanding customer utilization of Shareholder.com, Directors Desk and GlobeNewswire, as well as revenues from Glide Technologies, which was acquired in October 2011.

Global Index Group Revenues

Global Index Group revenues increased in the first quarter of 2012 compared with the same period in 2011 primarily due to an increase in underlying assets associated with NASDAQ OMX-licensed ETFs.

MARKET TECHNOLOGY

The following table shows revenues from our Market Technology segment:

	Three Months Ended March 31,		Percentage Change
	2012	2011
	(in millions)
Market Technology Revenues:
License, support and facility management	$29	$28	3.6%
Delivery project	7	6	16.7%
Change request, advisory and broker surveillance	9	9	—

Total Market Technology revenues	$45	$43	4.7%

Market Technology revenues increased in the first quarter of 2012 compared with the same period in 2011 primarily due to operational increases in license, support and facility management and delivery project revenues, partially offset by an unfavorable impact from foreign exchange.

License, Support and Facility Management Revenues

License, support and facility management revenues increased in the first quarter of 2012 compared with the same period in 2011 primarily due to increased customer demand, partially offset by an unfavorable impact from foreign exchange of $1 million.

Delivery Project Revenues

Delivery project revenues increased in the first quarter of 2012 compared with the same period in 2011 primarily due to the recognition of previously deferred revenues in the current periods. Delivery project revenues are derived from the system solutions developed and sold by NASDAQ OMX. Total revenues, as well as costs incurred, are typically deferred until the customization and any significant modifications are completed and are then recognized over the post-contract support period.

Total Order Value

As of March 31, 2012, total order value, which represents the total contract value of orders signed that are yet to be recognized as revenues, was $496 million compared with $471 million as of March 31, 2011. Market Technology deferred revenue of $156 million, which is included in this amount, represents cash payments received that are yet to be recognized as revenue for these signed orders. See Note 7, “Deferred Revenue,” to the condensed consolidated financial statements for further discussion. The recognition and timing of these revenues depends on many factors, including those that are not within our control. As such, the following table of Market Technology revenues to be recognized in the future represents our best estimate:

Total Order Value
(in millions)
Fiscal year ended:
2012(1)	$114
2013	129
2014	86
2015	71
2016	50
2017 and thereafter	46

Total	$496

(1)	Represents revenues that are anticipated to be recognized over the remaining nine months of 2012.

Expenses

Operating Expenses

The following table shows our operating expenses:

	Three Months Ended March 31,		Percentage Change
	2012	2011
	(in millions)
Compensation and benefits	$112	$112	—
Marketing and advertising	6	5	20.0%
Depreciation and amortization	26	27	(3.7)%
Professional and contract services	22	19	15.8%
Computer operations and data communications	17	17	—
Occupancy	23	23	—
Regulatory	9	9	—
Merger and strategic initiatives	2	5	(60.0)%
Restructuring charges	9	—	#
General, administrative and other	14	13	7.7%

Total operating expenses	$240	$230	4.3%

#	Denotes a variance greater than 100.0%.

Total operating expenses increased $10 million in the first quarter of 2012 compared with the same period in 2011, reflecting an increase in operating expenses of $12 million and a favorable impact from foreign exchange of $2 million. The operational increase of $12 million was primarily due to restructuring actions taken during the first quarter of 2012, increases in professional and contract services expense and marketing and advertising expense, partially offset by a decrease in merger and strategic initiatives expense.

Compensation and benefits expense was flat in the first quarter of 2012 compared with the same period in 2011. Increased salary expense, primarily due to annual salary increases as well as from Glide Technologies, which was acquired in October 2011, was offset by an increase in the amount of compensation that is capitalized related to software development. Headcount, including staff employed at consolidated entities where we have a controlling financial interest, increased to 2,451 employees at March 31, 2012 from 2,369 employees at March 31, 2011. The increase in headcount in 2012 compared with 2011 was primarily due to our acquisition of Glide Technologies, partially offset by workforce reductions of 38 positions across our organization related to restructuring actions in the first quarter of 2012. See Note 3, “Restructuring Charges,” to the condensed consolidated financial statements for a discussion of our restructuring charges incurred in the first quarter of 2012.

Marketing and advertising expense increased $1 million in the first quarter of 2012 compared with the same period in 2011 primarily due to increased brand advertising primarily featuring listed issuers.

Professional and contract services expense increased $3 million in the first quarter of 2012 compared with the same period in 2011 primarily due to costs incurred for information technology enhancements and security consultants.

Merger and strategic initiatives expense was $2 million in the first quarter of 2012 compared with $5 million in the first quarter of 2011. The costs in the first quarter of 2012 primarily related to recent acquisitions and other strategic initiatives. The costs in the first three months of 2011 primarily related to costs incurred for advisors, bank commitment fees, legal and other professional services related to our joint proposal to acquire NYSE Euronext, as well as costs related to acquisitions and other strategic initiatives.

Restructuring charges were $9 million in the first quarter of 2012. See Note 3, “Restructuring Charges,” to the condensed consolidated financial statements for a discussion of our restructuring charges incurred in the first quarter of 2012. Cash expenditures for severance and other charges necessary to execute our restructuring actions were $5 million in the first quarter of 2012. Such expenditures for severance and other charges have been funded through operating cash flows. Our restructuring actions are expected to generate substantial pre-tax savings of approximately $25 million in 2012 compared with 2011 principally from planned workforce reductions.

Non-operating Income and Expenses

The following table shows our non-operating income and expenses:

	Three Months Ended March 31,		Percentage Change
	2012	2011
	(in millions)
Interest income	$2	$2	—
Interest expense	(24)	(32)	(25.0)%

Net interest expense	(22)	(30)	(26.7)%
Dividend and investment income	—	(1)	#
Asset impairment charge	(12)	—	#

Total non-operating expenses	$(34)	$(31)	9.7%

#	Denotes a variance equal to 100.0%.

Total non-operating expenses increased $3 million in the first quarter of 2012 compared with the same period in 2011 primarily due to a pre-tax impairment charge, partially offset by a decrease in interest expense.

Interest Expense

Interest expense decreased in the first quarter of 2012 compared with the same period in 2011 due to lower average outstanding debt obligations in 2012 primarily resulting from the extinguishment of $335 million of our 2.50% convertible notes in the fourth quarter of 2011 as well as lower average interest rates. See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion of our debt obligations.

Interest expense for the first quarter of 2012 was $24 million, and was comprised of $21 million of interest expense, $1 million of non-cash expense associated with accretion of debt discounts, $1 million of non-cash debt issuance amortization expense, and $1 million of other bank and investment-related fees. Interest expense for the first quarter of 2011 was $32 million, and was comprised of $25 million of interest expense, $4 million of non-cash expense associated with accretion of debt discounts, $2 million of non-cash debt issuance amortization expense, and $1 million of other bank and investment-related fees.

Asset Impairment Charge

During the first quarter of 2012, we recorded a pre-tax, other-than-temporary impairment charge of $12 million related to our equity interest in EMCF. See “Equity Method Investments,” of Note 6, “Investments,” to the condensed consolidated financial statements for further discussion.

Income Taxes

NASDAQ OMX’s income tax provision was $53 million in the first quarter of 2012 compared with $49 million in the first quarter of 2011. The overall effective tax rate was 39% in the first quarter of 2012 and 32% in the first quarter of 2011. The increase in the effective tax rate in the first quarter of 2012 when compared to the same period in 2011 was primarily due to the asset impairment related to our equity interest in EMCF, for which we are not able to recognize a tax benefit, as well as a change in the geographic mix of earnings and losses. Furthermore, in the first quarter of 2012, we recorded significant adjustments related to our 2005-2010 tax return liabilities which resulted in an increase to the tax provision.

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

NASDAQ OMX and its eligible subsidiaries file a consolidated U.S. federal income tax return and applicable state and local income tax returns and non-U.S. income tax returns. Federal income tax returns for the years 2008 and 2009 are currently under audit by the Internal Revenue Service. The review of federal income tax returns for the years 2007 and 2010 is expected to commence in 2012. Several state tax returns are currently under examination by the respective tax authorities for the years 2000 through 2009 and we are subject to examination for 2010. Non-U.S. tax returns are subject to review by the respective tax authorities for the years 2003 through 2010. We anticipate that the amount of unrecognized tax benefits at March 31, 2012 will significantly decrease in the next twelve months as we expect to settle certain tax audits. The final outcome of such audits cannot yet be determined. We anticipate that such adjustments will not have a material impact on our financial position or results of operations.

In the fourth quarter of 2010, we received an appeal from the Finnish Tax Authority in which such authority challenges certain interest expense deductions claimed by NASDAQ OMX in Finland for the year 2008. NASDAQ OMX’s tax return position with respect to this deduction was previously reviewed and approved by the Finnish Tax Authority. The appeal also demands certain penalties be paid with regard to the company’s tax return filing position. If the Finnish Tax Authority prevails in its challenge, additional tax and penalties for the years 2008-2011 and for the three months ended March 31, 2012, would total approximately $26 million. We expect the Finnish Appeals Board to agree with our position once its review is completed and, as such, believe it is unlikely NASDAQ OMX will be assessed any additional tax and penalties. Through March 31, 2012, we have recorded the tax benefits associated with the filing position.

Non-GAAP Financial Measures

In addition to disclosing results determined in accordance with U.S. GAAP, we have also provided non-GAAP net income attributable to NASDAQ OMX and non-GAAP diluted earnings per share. Management uses this non-GAAP information internally, along with U.S. GAAP information, in evaluating our performance and in making financial and operational decisions.

We believe our presentation of these measures provides investors with greater transparency and supplemental data relating to our financial condition and results of operations. In addition, we believe the presentation of these measures is useful to investors for period-to-period comparison of results as the items described below do not reflect operating performance. These measures are not in accordance with, or an alternative to, U.S. GAAP, and may be different from non-GAAP measures used by other companies. Investors should not rely on any single financial measure when evaluating our business. We recommend investors review the U.S. GAAP financial measures included in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the notes thereto. When viewed in conjunction with our U.S. GAAP results and the accompanying reconciliation, we believe these non-GAAP measures provide greater transparency and a more complete understanding of factors affecting our business than U.S. GAAP measures alone. Our management uses these measures to evaluate operating performance, and management decisions during the reporting period are made by excluding certain items that we believe have less significance on, or do not impact, the day-to-day performance of our business. We understand that analysts and investors regularly rely on non-GAAP financial measures, such as non-GAAP net income and non-GAAP diluted earnings per share, to assess operating performance. We use non-GAAP net income attributable to NASDAQ OMX and non-GAAP diluted earnings per share because they more clearly highlight trends in our business that may not otherwise be apparent when relying solely on U.S. GAAP financial measures, since these measures eliminate from our results specific financial items that have less bearing on our operating performance. Non-GAAP net income attributable to NASDAQ OMX for the periods presented below is calculated by adjusting net income attributable to NASDAQ OMX for charges or gains related to acquisition and divestiture transactions, integration activities related to acquisitions, other significant infrequent charges or gains, specifically restructuring charges and asset impairment charges for the three months ended March 31, 2012, and their related income tax effects that are not part of our core business. We do not believe these items are representative of our future operating performance since these charges were not consistent with our normal operating performance.

Non-GAAP adjustments for the three months ended March 31, 2012 primarily related to the following:

(i) merger and strategic initiatives costs of $2 million primarily related to recent acquisitions and other strategic initiatives, (ii) an other-than-temporary impairment charge of $12 million related to our equity method investment in EMCF, (iii) restructuring charges primarily related to workforce reductions of $5 million and asset impairment charges of $4 million primarily related to internal-use software, (iv) adjustment to the income tax provision to reflect these non-GAAP adjustments, and (v) significant tax adjustments, net due to adjustments related to our 2005-2010 tax return liabilities which resulted in an increase to the tax provision.

Non-GAAP adjustments for the three months ended March 31, 2011 primarily related to the following:

(i) merger and strategic initiatives costs, primarily costs for advisors, bank commitment fees, legal and other professional services related to our joint proposal to acquire NYSE Euronext, as well as costs related to acquisitions and other strategic initiatives and (ii) adjustment to the income tax provision to reflect these non-GAAP adjustments.

The following table reconciles GAAP net income attributable to NASDAQ OMX and diluted earnings per share to non-GAAP net income attributable to NASDAQ OMX and diluted earnings per share for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
	(in millions, except per share amounts)
GAAP net income attributable to NASDAQ OMX and diluted earnings per share	$85	$0.48	$104	$0.57

Non-GAAP adjustments:
Merger and strategic initiatives	2	0.01	5	0.03
Asset impairment charge	12	0.07	—	—
Restructuring charges	9	0.05	—	—
Other	—	—	4	0.03
Adjustment to the income tax provision to reflect non-GAAP adjustments(1)	(3)	(0.02)	(3)	(0.02)
Significant tax adjustments, net	3	0.02	—	—

Total non-GAAP adjustments, net of tax	23	0.13	6	0.04

Non-GAAP net income attributable to NASDAQ OMX and diluted earnings per share	$108	$0.61	$110	$0.61

Weighted-average common shares outstanding for diluted earnings per share		177,510,067		181,080,072

(1)	We determine the tax effect of each item based on the tax rules in the respective jurisdiction where the transaction occurred.

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

Historically, we have funded our operating activities and met our commitments through cash generated by operations, augmented by the periodic issuance of our common stock in the capital markets and by issuing debt obligations. In addition to these cash sources, we have a $750 million revolving credit commitment (including a swingline facility and letter of credit facility) under our 2011 Credit Facility. As of March 31, 2012, $624 million is available under the revolving credit commitment. See “2011 Credit Facility,” of Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion.

In the near term, we expect that our operations will provide sufficient cash to fund our operating expenses, capital expenditures, debt repayments, share repurchases, dividends, and severance and other costs related to restructuring actions. Working capital (calculated as current assets less current liabilities) was $547 million at March 31, 2012, compared with $543 million at December 31, 2011.

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

The following sections discuss the effects of changes in our financial assets, debt obligations, clearing and broker-dealer net capital requirements, and cash flows on our liquidity and capital resources.

Financial Assets

The following table summarizes our financial assets:

	March 31, 2012	December 31, 2011
	(in millions)

Cash and cash equivalents	$525	$506
Restricted cash	38	34
Non-current restricted cash	103	97
Financial investments, at fair value	215	279

Total financial assets	$881	$916

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash in banks and all non-restricted highly liquid investments with original maturities of three months or less at the time of purchase. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy, and alternative investment choices. As of March 31, 2012, our cash and cash equivalents of $525 million were primarily invested in money market funds. In the long-term, we may use both internally generated funds and external sources to satisfy our debt obligations and other long-term liabilities. Cash and cash equivalents as of March 31, 2012 increased $19 million from December 31, 2011 primarily due to net cash provided by operating activities and investing activities, partially offset by net cash used in financing activities. See “Cash Flow Analysis” below for further discussion.

Current restricted cash, which was $38 million as of March 31, 2012 and $34 million as of December 31, 2011, is not available for general use by us due to regulatory and other requirements and is classified as restricted cash in the Condensed Consolidated Balance Sheets. As of March 31, 2012 and December 31, 2011, current restricted cash primarily includes cash held for regulatory purposes at NASDAQ OMX Stockholm. Non-current restricted cash was $103 million at March 31, 2012 and includes a deposit in the guaranty fund of IDCG of $78 million, as well as $25 million segregated for NOCC to improve its liquidity position, which are not available for general use. Non-current restricted cash was $97 million at December 31, 2011.

Repatriation of Cash

Our cash and cash equivalents held outside of the U.S. in various foreign subsidiaries totaled $194 million as of March 31, 2012 and $158 million as of December 31, 2011. The remaining balance held in the U.S. totaled $331 million as of March 31, 2012 and $348 million of December 31, 2011.

Unremitted earnings of subsidiaries outside of the U.S. are used to finance our international operations and are generally considered to be indefinitely reinvested. It is not our current intent to change this position. However, the majority of cash held outside of the U.S. is available for repatriation, but under current law, could subject us to additional U.S. income taxes, less applicable foreign tax credits.

Share Repurchase Program

In October 2011, our board of directors approved a share repurchase program authorizing NASDAQ OMX to repurchase in the aggregate up to $300 million of our outstanding common stock. These purchases may be made from time to time at prevailing market prices in open market purchases, privately-negotiated transactions, block purchase techniques or otherwise, as determined by our management. The purchases will be funded from existing cash balances. The share repurchase program may be suspended, modified or discontinued at any time. During the first quarter of 2012, we repurchased 1,930,295 shares of our common stock at an average price of $26.01, for an aggregate purchase price of $50 million.

Dividends on Common Stock

In April 2012, our board of directors declared an initial quarterly cash dividend on our outstanding common stock. See “Dividends on Common Stock,” of Note 17, “Subsequent Events,” to the condensed consolidated financial statements for further discussion of the dividend.

Financial Investments, at Fair Value

Our financial investments, at fair value totaled $215 million as of March 31, 2012 and $279 million as of December 31, 2011 and are primarily comprised of trading securities, mainly Swedish government debt securities. Of these securities, $133 million as of March 31, 2012 and $212 million as of December 31, 2011 are restricted assets to meet regulatory capital requirements primarily for clearing operations at NASDAQ OMX Nordic Clearing. This balance also includes our available-for-sale investment security in DFM valued at $25 million as of March 31, 2012 and $18 million as of December 31, 2011. See Note 6, “Investments,” to the condensed consolidated financial statements for further discussion of our trading securities and available-for-sale investment security.

Debt Obligations

The following table summarizes our debt obligations by contractual maturity:

	Maturity Date	March 31, 2012	December 31, 2011
		(in millions)
3.75% convertible notes (net of discount)(1)	October 2012	$—	$—
2.50% convertible senior notes	August 2013	89	88
4.00% senior unsecured notes (net of discount)	January 2015	399	399
$1.2 billion senior unsecured five-year credit facility:
$450 million senior unsecured term loan facility	September 2016	428	439
$750 million revolving credit commitment	September 2016	126	226
5.25% senior unsecured notes (net of discount)	January 2018	367	367
5.55% senior unsecured notes (net of discount)	January 2020	598	598

Total debt obligations		2,007	2,117
Less current portion		(45)	(45)

Total long-term debt obligations		$1,962	$2,072

(1)	As of March 31, 2012 and December 31, 2011, approximately $0.5 million aggregate principal amount of the 3.75% convertible notes remained outstanding.

See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion of our debt obligations.

In addition to the $750 million revolving credit commitment, we also have other credit facilities related to our clearinghouses in order to meet liquidity and regulatory requirements. These credit facilities, which are available in multiple currencies, primarily Swedish Krona and U.S. dollar, totaled $460 million ($214 million in available liquidity and $246 million to satisfy regulatory requirements), none of which was utilized at March 31, 2012. At December 31, 2011, these credit facilities totaled $447 million ($206 million in available liquidity and $241 million to satisfy regulatory requirements), none of which was utilized.

At March 31, 2012, we were in compliance with the covenants of all of our debt obligations.

Clearing and Broker-Dealer Net Capital Requirements

Clearing Operations Regulatory Capital Requirements

We are required to maintain minimum levels of regulatory capital for our clearing operations for NASDAQ OMX Nordic Clearing and IDCG. The level of regulatory capital required to be maintained is dependent upon many factors, including market conditions and creditworthiness of the counterparty. At March 31, 2012, we were required to maintain regulatory capital of $190 million which is comprised of:

•	$3 million of restricted cash;

•	$78 million of non-current restricted cash; and

•	$109 million primarily in Swedish government debt securities. These securities are included in financial investments, at fair value in the Condensed Consolidated Balance Sheets as of March 31, 2012.

In addition, we have available credit facilities of $246 million which can be utilized to satisfy our regulatory capital requirements. See “Debt Obligations” above for further discussion.

Broker-Dealer Net Capital Requirements

Our broker-dealer subsidiaries, Nasdaq Execution Services and NASDAQ Options Services, are subject to regulatory requirements intended to ensure their general financial soundness and liquidity. These requirements obligate these subsidiaries to comply with minimum net capital requirements. At March 31, 2012, Nasdaq Execution Services was required to maintain minimum net capital of $0.3 million and had total net capital of approximately $8.7 million, or $8.4 million in excess of the minimum amount required. At March 31, 2012, NASDAQ Options Services also was required to maintain minimum net capital of $0.3 million and had total net capital of approximately $3.0 million, or $2.7 million in excess of the minimum amount required.

Other Capital Requirements

NASDAQ Options Services also is required to maintain a $2 million minimum level of net capital under our clearing arrangement with The Options Clearing Corporation, or OCC.

Cash Flow Analysis

The following table summarizes the changes in cash flows:

	Three Months Ended March 31,		Percentage Change
	2012	2011
	(in millions)
Net cash provided by (used in):
Operating activities	$108	$171	(36.8)%
Investing activities	63	(24)	#
Financing activities	(159)	(27)	#
Effect of exchange rate changes on cash and cash equivalents	7	4	75.0%

Net increase in cash and cash equivalents	19	124	(84.7)%
Cash and cash equivalents at the beginning of period	506	315	60.6%

Cash and cash equivalents at the end of period	$525	$439	19.6%

#	Denotes a variance greater than 100.0%.

Net Cash Provided by Operating Activities

The following items impacted our net cash provided by operating activities for the three months ended March 31, 2012:

•	Net income of $84 million, plus:

•

Non-cash items of $48 million comprised primarily of $26 million of depreciation and amortization expense, $12 million related to an asset impairment charge, $10 million of share-based compensation expense, and $4 million of restructuring charges, partially offset by deferred income taxes of $8 million.

•	Increase in deferred revenue of $127 million mainly due to Global Listing Services’ annual billings.

•

Increase in other liabilities of $28 million primarily reflecting an increase in unsettled trades within NASDAQ OMX Commodities related to NOCC and our U.K. power businesses and increases in reserves related to uncertain tax positions.

Partially offset by a:

•	Decrease in accrued personnel costs of $80 million primarily due to the payment of our 2011 incentive compensation in the first quarter of 2012, partially offset by the 2012 accrual.

•	Decrease in Section 31 fees payable to SEC of $37 million primarily due to the timing of payments which are made twice a year in September and March and slightly lower fee rates in 2012.

•

Increase in other assets of $23 million primarily due to increases related to unsettled trades within NASDAQ OMX Commodities related to our NOCC and U.K. power business, increases related to prepaid expenses and increases related to deferred costs associated with the timing and delivery of technology projects.

•

Increase in receivables, net of $20 million primarily due to an increase in receivables in the Transaction Services and Market Technology businesses due to timing of collections, partially offset by a decrease in income tax receivables.

•	Decrease in accounts payable and accrued expenses of $19 million primarily due to a decrease in accrued interest payable related to our debt obligations, reflecting the timing of payments.

The following items impacted our net cash provided by operating activities for the three months ended March 31, 2011:

•	Net income of $103 million, plus:

•

Non-cash items of $27 million comprised primarily of $27 million of depreciation and amortization expense, $7 million of share-based compensation expense, $4 million related to accretion of debt discounts, partially offset by deferred taxes, net of $11 million.

•	Increase in deferred revenue of $108 million mainly due to Global Listing Services’ annual billings.

•	Increase in other liabilities of $26 million reflecting an increase in income taxes payable related to the timing between quarterly payments and current quarter accruals.

Partially offset by a:

•	Decrease in accrued personnel costs of $55 million primarily due to the payment of our 2010 incentive compensation in the first quarter of 2011, partially offset by the 2011 accrual.

•

Increase in receivables, net of $26 million primarily due to an increase in Transaction Services’ receivables as a result of increased Section 31 fee rates and increased trading activity in the first quarter of 2011, as well as an increase within U.S. Listing Services due to timing of collections.

•

Decrease in Section 31 fees payable to SEC of $12 million primarily due to the timing of payments, which are made twice a year in September and March, partially offset by higher Section 31 fee rates in 2011.

We expect that net cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, accounts receivable collections, share-based compensation and the timing and amount of other payments that we make.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities in the first three months of 2012 primarily consisted of proceeds from sales and redemptions of trading securities, partially offset by purchases of trading securities and property and equipment. Net cash used in investing activities in the first three months of 2011 primarily consisted of purchases of trading securities and property and equipment, partially offset by proceeds from sales and redemptions of trading securities.

Net Cash Used in Financing Activities

Net cash used in financing activities in the first three months of 2012 primarily consisted of an optional prepayment of $100 million on our revolving credit commitment, $50 million of cash used in connection with our share repurchase program, and a required quarterly principal payment of $11 million made on the 2016 Term Loan.

Net cash used in financing activities in the first three months of 2011 primarily consisted of a $35 million required quarterly principal payment made on previously outstanding term loans.

Contractual Obligations and Contingent Commitments

NASDAQ OMX has contractual obligations to make future payments under debt obligations based on contract maturity, minimum rental commitments under non-cancelable operating leases, net and other obligations. The following table shows these contractual obligations as of March 31, 2012:

	Payments Due by Period
Contractual Obligations	Total	Remainder of 2012	2013- 2014	2015- 2016	2017- Thereafter
	(in millions)
Debt obligations by contract maturity(1)	$2,484	$76	$338	$954	$1,116
Minimum rental commitments under non-cancelable operating leases, net(2)	494	57	129	120	188
Other obligations(3)	29	24	5	—	—

Total	$3,007	$157	$472	$1,074	$1,304

(1)

Our debt obligations include both principal and interest obligations. At March 31, 2012, an interest rate of 1.62% was used to compute the amount of the contractual obligations for interest on our 2016 Term Loan and an interest rate of 1.42% was used to compute the amount of the contractual obligations for interest on our revolving credit commitment. All other debt obligations were calculated on a 360-day basis at the contractual fixed rate multiplied by the aggregate principal amount at March 31, 2012. See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion.

(2)

We lease some of our office space and equipment under non-cancelable operating leases with third parties and sublease office space to third parties. Some of our leases contain renewal options and escalation clauses based on increases in property taxes and building operating costs.

(3)

In connection with our acquisitions of FTEN, SMARTS and Glide Technologies, we entered into escrow agreements to secure the payment of post-closing adjustments and other closing conditions. At March 31, 2012, these agreements provide for future payments of $29 million and are included in other current liabilities and other non-current liabilities in the Condensed Consolidated Balance Sheets.

Off-Balance Sheet Arrangements

Default Fund Contributions and Margin Collateral Received for Clearing Operations

Default Fund Contributions

Clearing members’ eligible contributions may include cash and non-cash contributions. Cash contributions are invested by NASDAQ OMX Nordic Clearing in accordance with investment policies and are included in default funds and margin deposits in the Condensed Consolidated Balance Sheets. However, non-cash contributions, which include highly rated government debt securities that must meet the investment policies of NASDAQ OMX Nordic Clearing, are pledged assets that are not recorded in our Condensed Consolidated Balance Sheets as NASDAQ OMX Nordic Clearing does not take legal ownership of these assets and the risks and rewards remain with the clearing members. These pledged assets are held at a nominee account in NASDAQ OMX Nordic Clearing’s name for the benefit of the clearing members and are immediately accessible by NASDAQ OMX in the event of default. These balances may fluctuate over time due to changes in the amount of deposits required and whether members choose to provide cash or non-cash contributions. See Note 14, “Clearing Operations,” for further discussion of our clearing operations and default fund contributions.

Margin Collateral Received for Clearing Operations

NASDAQ OMX Nordic Clearing requires all clearing members to provide collateral, which may consist of cash and eligible securities in a pledged bank account and/or an on-demand guarantee, to guarantee performance on the clearing members’ open positions, or initial margin. In addition, clearing members must also provide collateral to cover the daily margin call as needed, which is in addition to the initial margin. All collateral is maintained at a third-party custodian bank for the benefit of the clearing members and is immediately accessible by NASDAQ OMX Nordic Clearing in the event of default. NASDAQ OMX Nordic Clearing has not recorded any of the pledged margin collateral in our Condensed Consolidated Balance Sheets as all risks and rewards of collateral ownership, including interest, belongs to the counterparty. Clearing member pledged margin collateral was $6.2 billion as of March 31, 2012 and $5.0 billion as of December 31, 2011.

NASDAQ OMX Nordic Clearing marks to market all outstanding contracts at least daily, requiring payment from clearing members whose positions have lost value and making payments to clearing members whose positions have gained value. The mark-to-market process helps identify any clearing members that may not be able to satisfy their financial obligations in a timely manner which helps NASDAQ OMX Nordic Clearing manage the risk of a clearing member defaulting due to exceptionally large losses. In the event of a default, NASDAQ OMX Nordic Clearing can access these margin deposits to cover the defaulting member’s losses.

In the first half of 2013, NASDAQ OMX Nordic Clearing will implement a new collateral process. NASDAQ OMX Nordic Clearing will maintain all cash deposits related to margin collateral and will include these cash deposits in default funds and margin deposits in the Condensed Consolidated Balance Sheets as both a current asset and current liability, as NASDAQ OMX Nordic Clearing will assume the risks and rewards of collateral ownership. In addition to cash, clearing members may also contribute eligible pledged assets consisting of highly rated government debt securities that must meet the specific criteria approved by NASDAQ OMX Nordic Clearing and/or an on-demand guarantee. These pledged assets will not be recorded in our Condensed Consolidated Balance Sheets as NASDAQ OMX will not take legal ownership of these assets as the risks and rewards will remain with the clearing members. Assets pledged will be held at a nominee account in NASDAQ OMX Nordic Clearing’s name for the benefit of the clearing members and will be immediately accessible by NASDAQ OMX Nordic Clearing in the event of default.

Guarantees Issued and Credit Facilities Available

In addition to the collateral pledged by clearing members discussed above, we have obtained financial guarantees and credit facilities which are guaranteed by us through counter indemnities, to provide further liquidity and default protection. Financial guarantees issued to us totaled $4 million at both March 31, 2012 and December 31, 2011. Credit facilities, which are available in multiple currencies, primarily Swedish Krona and U.S. dollar, totaled $460 million ($214 million in available liquidity and $246 million to satisfy regulatory requirements), none of which was utilized at March 31, 2012. At December 31, 2011, these facilities totaled $447 million ($206 million in available liquidity and $241 million to satisfy regulatory requirements), none of which was utilized.

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

Other Guarantees

We have provided other guarantees of $19 million as of March 31, 2012 and $17 million as of December 31, 2011. These guarantees primarily related to obligations for our rental and leasing contracts. In addition, for certain Market Technology contracts, we have provided performance guarantees of $6 million as of March 31, 2012 and December 31, 2011 related to the delivery of software technology and support services. We have received financial guarantees from various financial institutions to support these guarantees.

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

Review for Potential Goodwill Impairment

Goodwill represents the excess of the purchase price over the value assigned to the net tangible and identifiable intangible assets of a business acquired. Goodwill is allocated to the reporting units based on the assignment of the fair values of each reporting unit of the acquired company. We are required to test goodwill for impairment at the reporting unit level annually, or in interim periods if certain events occur indicating that the carrying value may be impaired. We test for impairment during the fourth quarter of our fiscal year using carrying values as of October 1. We considered the need to update our most recent annual goodwill impairment test as of March 31, 2012 and did not identify any impairment indicators that triggered a revised impairment analysis. As such, we concluded the assumptions used during the most recent annual assessment remained appropriate. There was no impairment of goodwill for the three months ended March 31, 2012 and 2011, however, events such as economic weakness or unexpected significant declines in operating results of a reporting unit could result in goodwill impairment charges in the future.

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

Interest Rate Risk

The following table summarizes our financial assets and liabilities that are subject to interest rate risk as of March 31, 2012:

	Financial Assets	Financial Liabilities(1)	Negative impact of a 100 bp adverse shift in interest rate(2)
	(in millions)
Floating rate positions(3)	$896	$698	$2
Fixed rate positions(4)	118	1,463	1

(1)	Represents total contractual debt obligations.
(2)	Annualized impact of a 100 basis point parallel adverse shift in the yield curve.
(3)	Includes floating rate and fixed interest rates with a maturity or reset date due within 12 months.
(4)	Financial assets primarily consist of Swedish government debt securities, which are classified as trading investment securities, with an average duration of 2.1 years.

We are exposed to cash flow risk on floating rate financial assets of $896 million and financial liabilities of $698 million at March 31, 2012. When interest rates on financial assets of floating rate positions decrease, net interest income decreases. When interest rates on financial liabilities of floating rate positions increase, net interest expense increases. Based on March 31, 2012 positions, each 1.0% adverse change in interest rate would impact annual pre-tax income by $2 million related to our net floating rate positions.

We are exposed to price risk on our fixed rate financial assets, which totaled $118 million at March 31, 2012 and have an average duration of 2.1 years. The net effect of a parallel shift on 1.0% of the interest rate curve, taking into account the change in fair value and increased interest income, would impact annual pre-tax income by $1 million.

Foreign Currency Exchange Rate Risk

As a leading global exchange group, we are subject to foreign currency translation risk. For the three months ended March 31, 2012, approximately 36.3% of our revenues less transaction rebates, brokerage, clearance and exchange fees and 29.7% of our operating income were derived from currencies other than the U.S. dollar, primarily the Swedish Krona, Euro, Norwegian Krone and Danish Krone.

Our primary exposure to foreign currency denominated revenues less transaction rebates, brokerage, clearance and exchange fees and operating income for the three months ended March 31, 2012 is presented in the following table:

	Swedish Krona	Euro	Norwegian Krone	Danish Krone	Other Foreign Currencies
	(in millions, except currency rate)
Average foreign currency rate to the U.S. dollar in the first quarter of 2012	0.1482	1.3121	0.1729	0.1765	#
Percentage of revenues less transaction rebates, brokerage, clearance and exchange fees	23.3%	4.0%	3.0%	2.5%	3.5%
Percentage of operating income	21.6%	6.6%	3.2%	3.5%	(5.2)%
Impact of a 10% adverse currency fluctuation on revenues less transaction rebates, brokerage, clearance and exchange fees	$(10)	$(2)	$(1)	$(1)	$(1)
Impact of a 10% adverse currency fluctuation on operating income	$(4)	$(1)	$—	$(1)	$(1)

#	Represents multiple foreign currency rates.

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

Our primary exposure to net assets in foreign currencies as of March 31, 2012 is presented in the following table:

	Net Assets	Impact of a 10% Adverse Currency Fluctuation
	(millions of dollars)
Swedish Krona (1)	$4,206	$(420)
Norwegian Krone	275	(27)
Euro	82	(8)
Australian Dollar	94	(9)

(1)	Includes goodwill of $3,303 million and intangible assets, net of $1,034 million.

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

We are exposed to credit risk through our clearing operations with NASDAQ OMX Nordic Clearing, IDCG and trading at NOCC, as we are the legal counterparty for each position traded and thereby guarantee the fulfillment of each contract. See “Default Fund Contributions and Margin Collateral Received for Clearing Operations” and “Guarantees Issued and Credit Facilities Available,” of “Off-Balance Sheet Arrangements,” above, as well as Note 14, “Clearing Operations” for further discussion.

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

(a) Disclosure controls and procedures. NASDAQ OMX’s management, with the participation of NASDAQ OMX’s Chief Executive Officer and Chief Financial Officer and Executive Vice President, Corporate Strategy, has evaluated the effectiveness of NASDAQ OMX’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, NASDAQ OMX’s Chief Executive Officer and Chief Financial Officer and Executive Vice President, Corporate Strategy have concluded that, as of the end of such period, NASDAQ OMX’s disclosure controls and procedures are effective.

(b) Internal controls over financial reporting. There have been no changes in NASDAQ OMX’s internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, NASDAQ OMX’s internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not currently a party to any litigation that we believe could have a material adverse effect on our business, condensed consolidated financial condition, or operating results. However, from time to time, we have been threatened with, or named as a defendant in, lawsuits or involved in regulatory proceedings.

Item 1A.	Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 as filed with the SEC on February 24, 2012. These risks could materially and adversely affect our business, financial condition and results of operations. The risks and uncertainties in our Form 10-K and Form 10-Q are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

Risks Relating to an Investment in Our Common Stock

Decisions to declare future dividends on our common stock will be at the discretion of our board of directors based upon a review of relevant considerations. Accordingly, there can be no guarantee that we will pay future dividends to our stockholders.

On April 25, 2012, we announced plans to initiate a quarterly cash dividend. In addition, we announced that our board of directors declared an initial quarterly cash dividend of $0.13 per share on our outstanding common stock to be paid on June 29, 2012 to all stockholders of record on June 15, 2012. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by NASDAQ OMX’s board of directors. The board’s determination to declare dividends will depend upon our profitability and financial condition, contractual restrictions, restrictions imposed by applicable law and other factors that the board deems relevant. Based on an evaluation of these factors, the board of directors may determine not to declare future dividends at all or to declare future dividends at a reduced amount. Accordingly, there can be no guarantee that we will pay future dividends to our stockholders.

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

Employee Transactions

During the first quarter of 2012, we purchased shares from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants.

The table below represents repurchases made by or on behalf of us or any “affiliated purchaser” of our common stock during the fiscal quarter ended March 31, 2012:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 2012
Share repurchase program	193,079	$24.59	193,079	$195
Employee transactions	2,385	$24.70	N/A	N/A

February 2012
Share repurchase program	350,116	$26.14	350,116	$186
Employee transactions	62,661	$26.13	N/A	N/A

March 2012
Share repurchase program	1,387,100	$26.17	1,387,100	$150
Employee transactions	42,279	$26.17	N/A	N/A

Total Fiscal Quarter Ended March 31, 2012
Share repurchase program	1,930,295	$26.01	1,930,295	$150

Employee transactions	107,325	$26.11	N/A	N/A

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The exhibits required by this item are listed on the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The NASDAQ OMX Group, Inc.
(Registrant)

Date: May 8, 2012	By:	/s/ Robert Greifeld
	Name:	Robert Greifeld
	Title:	Chief Executive Officer

Date: May 8, 2012	By:	/s/ Lee Shavel
	Name:	Lee Shavel
	Title:	Chief Financial Officer and Executive Vice President, Corporate Strategy

Exhibit Index

Exhibit Number

10.1	Employment Agreement between NASDAQ OMX and Robert Greifeld, effective as of February 22, 2012 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 28, 2012).*

10.2	Third Amendment to Employment Agreement between NASDAQ OMX and Edward S. Knight, effective as of February 22, 2012 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 28, 2012).*

11	Statement regarding computation of per share earnings (incorporated herein by reference from Note 11 to the condensed consolidated financial statements under Part I, Item 1 of this Form 10-Q).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).

31.2	Certification of Chief Financial Officer and Executive Vice President, Corporate Strategy pursuant to Section 302 of Sarbanes-Oxley.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Management contract or compensatory plan or arrangement.
**	The following materials from The NASDAQ OMX Group, Inc. Quarterly Report on Form 10-Q for the three months ended March 31, 2012 and 2011 are formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three months ended March 31, 2012 and 2011; (ii) Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011; and (v) notes to condensed consolidated financial statements. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.