Form 10-Q
period 2012-09-30
NASDAQ OMX GROUP, INC.
filed 2012-11-07
CIK 1120193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2012
Common Stock, $.01 par value per share	164,937,497 shares

The NASDAQ OMX Group, Inc.

Form 10-Q

For the Quarterly Period Ended September 30, 2012

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

* * * * * *

This Quarterly Report on Form 10-Q includes market share and industry data that we obtained from industry publications and surveys, reports of governmental agencies and internal company surveys. Industry publications and surveys generally state that the information they contain has been obtained from sources believed to be reliable, but we cannot assure you that this information is accurate or complete. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Statements as to our market position are based on the most currently available market data. For market comparison purposes, The NASDAQ Stock Market data in this Quarterly Report on Form 10-Q for initial public offerings, or IPOs, is based on data generated internally by us, which includes best efforts underwritings and closed-end funds; therefore, the data may not be comparable to other publicly-available IPO data. Data in this Quarterly Report on Form 10-Q for new listings of equity securities on The NASDAQ Stock Market is based on data generated internally by us, which includes best efforts underwritings, issuers that switched from other listing venues, closed-end funds and exchange traded funds, or ETFs. Data in this Quarterly Report on Form 10-Q for IPOs and new listings of equities securities on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic also is based on data generated internally by us. IPOs and new listings data is presented as of period end. While we are not aware of any misstatements regarding industry data presented herein, our estimates involve risks and uncertainties and are subject to change based on various factors. We refer you to the “Risk Factors” section in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, the “Risk Factors” section in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 that was filed with the U.S. Securities and Exchange Commission, or SEC, on August 3, 2012, the “Risk Factors” section in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 that was filed with the SEC on May 8, 2012, and the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 that was filed with the SEC on February 24, 2012.

ii

Forward-Looking Statements

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains these types of statements. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words or terms of similar substance used in connection with any discussion of future expectations as to industry and regulatory developments or business initiatives and strategies, future operating results or financial performance identify forward-looking statements. These include, among others, statements relating to:

•	our 2012 outlook;

•	the scope, nature or impact of acquisitions, divestitures, investments or other transactional activities;

•	the integration of acquired businesses, including accounting decisions relating thereto;

•	the effective dates for, and expected benefits of, ongoing initiatives, including strategic and capital return initiatives;

•	the impact of pricing changes;

•	tax matters;

•	costs and savings associated with restructuring activities;

•	the cost and availability of liquidity; and

•	the outcome of any litigation and/or government investigation to which we are a party and other contingencies.

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

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the uncertainty and any risk related to forward-looking statements that we make. These risk factors are discussed under the caption “Part II. Item 1A. Risk Factors,” in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 that was filed with the SEC on August 3, 2012, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 that was filed with the SEC on May 8, 2012, and more fully described in the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 that was filed with the SEC on February 24, 2012. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. You should carefully read this entire Form 10-Q, including “Part 1. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the condensed consolidated financial statements and the related notes. Except as required by the federal securities laws, we undertake no obligation to update any forward-looking statement, release publicly any revisions to any forward-looking statements or report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART 1—FINANCIAL INFORMATION

Item 1. Financial Statements.

The NASDAQ OMX Group, Inc.

Condensed Consolidated Balance Sheets

(in millions, except share and par value amounts)

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$438	$506
Restricted cash	81	34
Financial investments, at fair value	157	279
Receivables, net	327	308
Deferred tax assets	16	16
Default funds and margin deposits	194	17
Open clearing contracts:
Derivative positions, at fair value	—	1,566
Resale agreements, at contract value	—	3,745
Other current assets	116	110

Total current assets	1,329	6,581
Non-current restricted cash	25	97
Property and equipment, net	203	193
Non-current deferred tax assets	303	392
Goodwill	5,286	5,061
Intangible assets, net	1,645	1,648
Other non-current assets	129	119

Total assets	$8,920	$14,091

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$149	$164
Section 31 fees payable to SEC	24	106
Accrued personnel costs	86	132
Deferred revenue	165	124
Other current liabilities	115	112
Deferred tax liabilities	27	27
Default funds and margin deposits	194	17
Open clearing contracts:
Derivative positions, at fair value	—	1,566
Repurchase agreements, at contract value	—	3,745
Current portion of debt obligations	45	45

Total current liabilities	805	6,038
Debt obligations	1,941	2,072
Non-current deferred tax liabilities	686	670
Non-current deferred revenue	160	154
Other non-current liabilities	192	171

Total liabilities	3,784	9,105

Commitments and contingencies
Equity
NASDAQ OMX stockholders’ equity:
Common stock, $0.01 par value, 300,000,000 shares authorized, shares issued: 213,426,356 at September 30, 2012 and 213,398,111 at December 31, 2011; shares outstanding: 165,198,354 at September 30, 2012 and 173,552,939 at December 31, 2011	2	2
Preferred stock, 30,000,000 shares authorized, series A convertible preferred stock: shares issued: 1,600,000 at September 30, 2012 and December 31, 2011; shares outstanding: none at September 30, 2012 and December 31, 2011	—	—
Additional paid-in capital	3,804	3,793
Common stock in treasury, at cost: 48,228,002 shares at September 30, 2012 and 39,845,172 shares at December 31, 2011	(1,063)	(860)
Accumulated other comprehensive loss	(222)	(350)
Retained earnings	2,614	2,391

Total NASDAQ OMX stockholders’ equity	5,135	4,976
Noncontrolling interests	1	10

Total equity	5,136	4,986

Total liabilities and equity	$8,920	$14,091

See accompanying notes to condensed consolidated financial statements.

The NASDAQ OMX Group, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Market Services	$603	$808	$1,957	$2,190
Issuer Services	93	90	274	270
Market Technology	47	46	136	135

Total revenues	743	944	2,367	2,595

Cost of revenues:
Transaction rebates	(250)	(390)	(855)	(1,021)
Brokerage, clearance and exchange fees	(84)	(118)	(268)	(311)

Total cost of revenues	(334)	(508)	(1,123)	(1,332)

Revenues less transaction rebates, brokerage, clearance and exchange fees	409	436	1,244	1,263

Operating expenses:
Compensation and benefits	113	118	338	345
Marketing and advertising	6	4	20	15
Depreciation and amortization	26	28	77	81
Professional and contract services	24	21	69	60
Computer operations and data communications	18	17	51	50
Occupancy	22	23	67	68
Regulatory	8	9	26	26
Merger and strategic initiatives	(3)	3	—	38
Restructuring charges	10	—	36	—
General, administrative and other	15	18	44	44

Total operating expenses	239	241	728	727

Operating income	170	195	516	536
Interest income	2	3	6	8
Interest expense	(24)	(30)	(73)	(93)
Loss on sale of business	(14)	—	(14)	—
Asset impairment charges	—	—	(40)	—
Dividend and investment income	—	1	—	—
Income from unconsolidated investees, net	—	1	—	2

Income before income taxes	134	170	395	453
Income tax provision	45	61	131	151

Net income	89	109	264	302
Net loss attributable to noncontrolling interests	—	1	2	4

Net income attributable to NASDAQ OMX	$89	$110	$266	$306

Per share information:
Basic earnings per share	$0.53	$0.62	$1.57	$1.73

Diluted earnings per share	$0.52	$0.61	$1.53	$1.70

Cash dividends declared per common share	$0.13	$—	$0.26	$—

See accompanying notes to condensed consolidated financial statements.

The NASDAQ OMX Group, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$89	$109	$264	$302
Other comprehensive income (loss):
Net unrealized holding gains (losses) on available-for-sale investment securities:
Unrealized holding gains (losses) arising during the period	1	(2)	3	(9)
Income tax benefit, net of valuation allowance	—	(4)	—	(1)

Total	1	(6)	3	(10)

Foreign currency translation gains (losses):
Net foreign currency translation gains (losses)	224	(397)	201	(99)
Income tax benefit (expense)	(80)	119	(76)	35

Total	144	(278)	125	(64)

Total other comprehensive income (loss), net of tax	145	(284)	128	(74)

Comprehensive income (loss)	234	(175)	392	228

Comprehensive loss attributable to noncontrolling interests	—	1	2	4

Comprehensive income (loss) attributable to NASDAQ OMX	$234	$(174)	$394	$232

See accompanying notes to condensed consolidated financial statements.

The NASDAQ OMX Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in millions)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$264	$302
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77	81
Share-based compensation	34	26
Excess tax benefits related to share-based compensation	—	(6)
Provision for bad debts	5	3
Deferred income taxes	(20)	(18)
Non-cash restructuring charges	15	—
Loss on sale of business	14	—
Asset impairment charges	40	—
Charges related to debt refinancing	—	6
Loss on asset retirements	—	7
Net income from unconsolidated investees	—	(2)
Accretion of debt discounts	3	12
Amortization of debt issuance costs	2	5
Other non-cash items included in net income	1	(3)
Net change in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	(26)	(44)
Other assets	62	60
Accounts payable and accrued expenses	(25)	41
Section 31 fees payable to SEC	(82)	(52)
Accrued personnel costs	(55)	(17)
Deferred revenue	37	20
Other liabilities	10	15

Net cash provided by operating activities	356	436

Cash flows from investing activities:
Purchases of trading securities	(176)	(429)
Proceeds from sales and redemptions of trading securities	309	386
Acquisitions of businesses, net of cash and cash equivalents acquired	(97)	(2)
Purchases of property and equipment	(63)	(51)

Net cash used in investing activities	(27)	(96)

Cash flows from financing activities:
Proceeds from debt obligations, net of debt issuance costs	—	450
Payments of debt obligations	(134)	(570)
Cash paid for repurchase of common stock	(225)	—
Cash dividends	(43)	—
Issuances of common stock, net of treasury stock purchases	—	9
Excess tax benefits related to share-based compensation	—	6
Other financing activities	(1)	—

Net cash used in financing activities	(403)	(105)

Effect of exchange rate changes on cash and cash equivalents	6	(7)

Net increase (decrease) in cash and cash equivalents	(68)	228
Cash and cash equivalents at the beginning of period	506	315

Cash and cash equivalents at the end of period	$438	$543

Supplemental Disclosures:
Cash paid for:
Interest	$78	$81
Income taxes, net of refund	$116	$89
Non-cash investing activities:
Investment in LCH Clearnet Group Limited	$37	$—

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

In the U.S., we operate The NASDAQ Stock Market, a registered national securities exchange. The NASDAQ Stock Market is the largest single cash equities securities market in the U.S. in terms of listed companies and in the world in terms of share value traded. As of September 30, 2012, The NASDAQ Stock Market was home to 2,610 listed companies with a combined market capitalization of approximately $5.4 trillion. Also, in the U.S. we operate two additional cash equities trading markets, three options markets and a futures market. We also engage in riskless principal trading of over-the-counter, or OTC, power and gas contracts.

In Europe, we operate exchanges in Stockholm (Sweden), Copenhagen (Denmark), Helsinki (Finland), and Iceland as NASDAQ OMX Nordic, and exchanges in Tallinn (Estonia), Riga (Latvia) and Vilnius (Lithuania) as NASDAQ OMX Baltic. Collectively, the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic offer trading in cash equities, bonds, structured products and ETFs, as well as trading and clearing of derivatives and clearing of resale and repurchase agreements. Through NASDAQ OMX First North, our Nordic and Baltic operations also offer alternative marketplaces for smaller companies. As of September 30, 2012, the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic, together with NASDAQ OMX First North, were home to 754 listed companies with a combined market capitalization of approximately $1.0 trillion. We also operate NASDAQ OMX Armenia.

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

In the fourth quarter of 2010, we received an appeal from the Finnish Tax Authority in which such authority challenges certain interest expense deductions claimed by NASDAQ OMX in Finland for the year 2008. The appeal also demands certain penalties be paid with regard to the company’s tax return filing position. In October 2012 the Finnish Appeals Board disagreed with the company’s tax return filing position, even though such tax return position with respect to this deduction was previously reviewed and approved by the Finnish Tax Authority. NASDAQ OMX has decided to appeal the ruling by the Finnish Appeals Board to the Finnish Administrative Court. If the Finnish Administrative Court agrees with the Finnish Appeals Board, additional tax and penalties for the years 2008-2011 and for the nine months ended September 30, 2012 would total approximately $27 million. We expect the Finnish Administrative Court to agree with our position and, as such, believe it is unlikely NASDAQ OMX will be assessed any additional tax and penalties. Through September 30, 2012, we have recorded the tax benefits associated with the filing position.

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

In July 2012, the FASB issued amended guidance relating to FASB ASC Topic 350, “Intangibles–Goodwill and Other,” which permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with ASC Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then no further action is required. This accounting guidance is effective for us on January 1, 2013 with early adoption permitted. We adopted this guidance as of September 30, 2012. Since this guidance only changes the manner in which we assess indefinite-lived intangible assets for impairment, it did not affect our financial position or results of operations.

3. Restructuring Charges

The following table presents a summary of restructuring charges in the Condensed Consolidated Statements of Income:

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
	(in millions)
Severance	$4	$18
Facilities-related	5	10
Asset impairments	—	6
Other	1	2

Total restructuring charges	$10	$36

During the first quarter of 2012, we performed a comprehensive review of our processes, organizations and systems in a company-wide effort to improve performance, cut costs, and reduce spending. Through this initiative, we currently expect to generate pre-tax savings of approximately $25 million through 2012 and annualized savings of $50 million beginning in 2013.

During the third quarter of 2012, we offered certain of our employees an incentive to voluntarily retire early. Charges related to the early retirement program totaled $3 million for the third quarter of 2012 and primarily include severance costs which are included in severance in the above table.

During the third quarter of 2012, we recognized restructuring charges totaling $10 million, including severance costs of $4 million related to workforce reductions of 27 positions across our organization, $5 million of facilities-related charges, discussed below, and $1 million of other charges. During the first nine months of 2012, we recognized restructuring charges totaling $36 million, including severance costs of $18 million related to workforce reductions of 189 positions across our organization, $10 million of facilities-related charges, discussed below, $6 million of asset impairments, primarily consisting of fixed assets and capitalized software which have been retired, and $2 million of other charges. In connection with our restructuring activity we expect to incur approximately $7 million of additional restructuring charges through the first quarter of 2013, primarily relating to severance expenses.

Restructuring Reserve

Severance

At September 30, 2012, the accrued severance balance totaled $6 million and is included in current liabilities in the Condensed Consolidated Balance Sheets. The majority of the remaining accrued severance balance will be paid during the first half of 2013. During the nine months ended September 30, 2012, $12 million of severance was paid.

Facilities-related

The facilities-related charges of $10 million for the nine months ended September 30, 2012 relate to lease rent accruals for facilities we no longer occupy due to facilities consolidation as well as the write-off and the disposal of leasehold improvements and other assets. The lease rent costs included in the facilities-related charges are equal to the future costs associated with the facility, net of estimated proceeds from any future sublease agreements that could be reasonably obtained, based on management’s estimate. We will continue to evaluate these estimates in future periods, and thus, there may be additional charges or reversals relating to these facilities. The facilities-related restructuring reserve will be paid over several years until the leases expire. The facilities-related reserve balance, which totaled $3 million at September 30, 2012, is included in other current liabilities and other non-current liabilities in the Condensed Consolidated Balance Sheets.

4. Acquisitions and Divestiture

2012 Acquisitions

	Purchase Consideration	Total Net Assets (Liabilities) Acquired	Purchased Intangible Assets	Goodwill
	(in millions)
NOS Clearing ASA(1)	$40	$43	$1	$—
BWise Beheer B.V.	77	(11)	35	53

(1)

In the third quarter of 2012, we recognized a gain of $4 million on our acquisition of NOS Clearing ASA, or NOS Clearing, which is included in merger and strategic initiatives expense in the Condensed Consolidated Statements of Income.

Acquisition of NOS Clearing ASA

In July 2012, we acquired NOS Clearing for approximately $40 million (233 million Norwegian Krone). NOS Clearing is a leading Norway-based clearinghouse primarily for OTC traded derivatives for the freight market and seafood derivatives market. We acquired net assets of $43 million, primarily restricted cash related to regulatory capital. The purchased intangible assets totaling $1 million consisted of customer relationships. NOS Clearing is part of our European derivative trading and clearing business within our Market Services segment.

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

The amounts in the tables above for NOS Clearing, BWise and Glide represent the preliminary allocation of the purchase price and are subject to revision during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. Adjustments to the provisional values during the measurement period will be pushed back to the date of acquisition. Comparative information for periods after acquisition but before the period in which the adjustments are identified will be adjusted to reflect the effects of the adjustments as if they were taken into account as of the acquisition date. Changes to amounts recorded as assets and liabilities may result in a corresponding adjustment to goodwill. There were no adjustments to the provisional values for the above acquisitions during the nine months ended September 30, 2012.

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

2012 Divestiture

In August 2012, we sold our majority-owned subsidiary International Derivatives Clearing Group, LLC, or IDCG, to LCH Clearnet Group Limited, or LCH. Under the terms of the transaction, NASDAQ OMX received ordinary shares of LCH valued at 19 Euros per share resulting in NASDAQ OMX having a 3.7% pro forma ownership interest in LCH. We recorded a $14 million loss on the sale of IDCG which is included in loss on sale of business in the Condensed Consolidated Statements of Income. IDCG was part of our U.S. derivative trading and clearing business within our Market Services segment.

5. Goodwill and Purchased Intangible Assets

Goodwill

The following table presents the changes in goodwill by business segment during the nine months ended September 30, 2012:

	Market Services	Issuer Services	Market Technology	Total
	(in millions)
Balance at December 31, 2011	$4,602	$306	$153	$5,061
Goodwill acquired	—	53	—	53
Foreign currency translation adjustment	153	13	6	172

Balance at September 30, 2012	$4,755	$372	$159	$5,286

As of September 30, 2012, the amount of goodwill that is expected to be deductible for tax purposes in future periods is $87 million.

The goodwill acquired for Issuer Services shown above relates to our acquisition of BWise in May 2012. See “2012 Acquisitions,” of Note 4, “Acquisitions and Divestiture,” for further discussion.

Goodwill represents the excess of the purchase price over the value assigned to the net tangible and identifiable intangible assets of a business acquired. Goodwill is allocated to our reporting units based on the assignment of the fair values of each reporting unit of the acquired company. We are required to test goodwill for impairment at the reporting unit level annually, or in interim periods if certain events occur indicating that the carrying amount may be impaired. We test for impairment during the fourth quarter of our fiscal year using carrying amounts as of October 1. We considered the need to update our most recent annual goodwill impairment test as of September 30, 2012 and did not identify any impairment indicators that triggered a revised impairment analysis. As such, we concluded the assumptions used during the most recent annual assessment remained appropriate. There was no impairment of goodwill for the three and nine months ended September 30, 2012 and 2011: however, events such as economic weakness or unexpected significant declines in operating results of a reporting unit may result in goodwill impairment charges in the future.

Purchased Intangible Assets

The following table presents details of our total purchased intangible assets, both finite- and indefinite-lived:

	September 30, 2012				December 31, 2011
	Gross Amount	Accumulated Amortization	Net Amount	Weighted- Average Useful Life (in Years)	Gross Amount	Accumulated Amortization	Net Amount	Weighted- Average Useful Life (in Years)
	(in millions)				(in millions)
Finite-Lived Intangible Assets
Technology	$25	$(8)	$17	5	$42	$(10)	$32	8
Customer relationships	867	(227)	640	21	854	(196)	658	21
Other	6	(2)	4	8	6	(2)	4	8
Foreign currency translation adjustment	(1)	—	(1)		(25)	4	(21)

Total finite-lived intangible assets	$897	$(237)	$660		$877	$(204)	$673

Indefinite-Lived Intangible Assets
Exchange and clearing registrations	$790	$—	$790		$790	$—	$790
Trade names	184	—	184		181	—	181
Licenses(1)	52	—	52		78	—	78
Foreign currency translation adjustment	(41)	—	(41)		(74)	—	(74)

Total indefinite-lived intangible assets	$985	$—	$985		$975	$—	$975

Total intangible assets	$1,882	$(237)	$1,645		$1,852	$(204)	$1,648

(1)

The decrease in 2012 is due to the sale of IDCG, which included a license to operate a derivatives clearing organization for interest rate swaps and swap futures contracts. See “2012 Divestiture” of Note 4, “Acquisitions and Divestiture,” for further discussion.

Amortization expense for purchased finite-lived intangible assets was $13 million for both the three months ended September 30, 2012 and 2011, $39 million for the nine months ended September 30, 2012 and $41 million for the nine months ended September 30, 2011.

The estimated future amortization expense (excluding the impact of foreign currency translation adjustments of $1 million as of September 30, 2012) of purchased finite-lived intangible assets as of September 30, 2012 is as follows:

(in millions)
2012(1)	$13
2013	50
2014	49
2015	47
2016	46
2017 and thereafter	456

Total	$661

(1)	Represents the estimated amortization to be recognized for the remaining three months of 2012.

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

6. Investments

Trading Securities

Trading securities, which are included in financial investments, at fair value in the Condensed Consolidated Balance Sheets, were $136 million as of September 30, 2012 and $261 million as of December 31, 2011. These securities are primarily comprised of Swedish government debt securities, of which $98 million as of September 30, 2012 and $212 million as of December 31, 2011 are restricted assets to meet regulatory capital requirements primarily for clearing operations at NASDAQ OMX Stockholm, or NASDAQ OMX Nordic Clearing.

Available-for-Sale Investment Security

Investment in DFM

Our available-for-sale investment security, which is included in financial investments, at fair value in the Condensed Consolidated Balance Sheets, represents our 1% investment in Dubai Financial Market PJSC, or DFM. The adjusted cost basis of this security was $18 million as of September 30, 2012 and December 31, 2011. The fair value of this investment as of September 30, 2012 was $21 million. The gross change of $3 million between the adjusted cost basis and fair value as of September 30, 2012 is reflected as an unrealized holding gain in accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets, net of taxes.

Equity Method Investments

In general, the equity method of accounting is used when we own 20% to 50% of the outstanding voting stock and when we are able to exercise significant influence over the operating and financial policies of a company. The carrying amount of our equity method investments was $13 million as of September 30, 2012 and $27 million as of December 31, 2011 and consisted primarily of our equity interest in European Multilateral Clearing Facility N.V., or EMCF. Equity method investments are included in other non-current assets in the Condensed Consolidated Balance Sheets.

Income recognized from our equity interest in the earnings and losses of these companies was immaterial for both the three and nine months ended September 30, 2012, $1 million for the three months ended September 30, 2011 and $2 million for the nine months ended September 30, 2011.

In the first quarter of 2012, we recorded a non-cash, other-than-temporary impairment charge on our equity investment in EMCF of $12 million due to a decline in operations at EMCF during the three months ended March 31, 2012. This loss is included in asset impairment charges in the Condensed Consolidated Statements of Income for the nine months ended September 30, 2012.

Cost Method Investments

In general, the cost method of accounting is used when we own less than 20% of the outstanding voting stock of a company which does not have a readily determinable fair value and when we are not able to exercise significant influence over the operating and financial policies of a company. Under the cost method of accounting, investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, certain distributions, and additional investments.

In August 2012, we sold IDCG to LCH for a 3.7% pro forma ownership interest in LCH. We account for this investment as a cost method investment as we do not control and do not exercise significant influence over LCH and there is no readily determinable fair value of LCH’s shares since they are not publicly traded. The carrying amount of this investment was $37 million as of September 30, 2012 and is included in other non-current assets in the Condensed Consolidated Balance Sheets. See “2012 Divestiture” of Note 4, “Acquisitions and Divestiture,” for further discussion.

7. Deferred Revenue

Deferred revenue represents cash payments received that are yet to be recognized as revenue. At September 30, 2012, we estimate that our deferred revenue, which is primarily related to Global Listing Services and Market Technology revenues, will be recognized in the following years:

	Initial Listing Revenues	Listing of Additional Shares Revenues	Annual Renewal and Other Revenues	Market Technology Revenues(2)	Total
	(in millions)
Fiscal year ended:
2012(1)	$3	$9	$61	$17	$90
2013	10	34	8	42	94
2014	8	22	—	32	62
2015	7	11	—	24	42
2016	5	3	—	17	25
2017 and thereafter	3	—	—	9	12

	$36	$79	$69	$141	$325

(1)	Represents deferred revenue that is anticipated to be recognized over the remaining three months of 2012.
(2)

The timing of recognition of our deferred Market Technology revenues is dependent upon the completion of customization and any significant modifications made pursuant to existing contracts. As such, as it relates to these revenues, the timing represents our best estimate.

The changes in our deferred revenue during the nine months ended September 30, 2012 and 2011 are reflected in the following table.

	Initial Listing Revenues	Listing of Additional Shares Revenues	Annual Renewal and Other Revenues	Market Technology Revenues(2)	Total
			(in millions)
Balance at January 1, 2012	$39	$86	$25	$128	$278
Additions(1)	8	22	213	73	316
Amortization(1)	(11)	(29)	(170)	(65)	(275)
Translation adjustment	—	—	1	5	6

Balance at September 30, 2012	$36	$79	$69	$141	$325

Balance at January 1, 2011	$42	$83	$21	$146	$292
Additions(1)	10	33	207	12	262
Amortization(1)	(12)	(30)	(169)	(31)	(242)
Translation adjustment	—	—	—	(2)	(2)

Balance at September 30, 2011	$40	$86	$59	$125	$310

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

8. Debt Obligations

The following table presents the changes in the carrying value of our debt obligations during the nine months ended September 30, 2012:

	December 31, 2011	Additions	Payments, Conversions, Accretion and Other	September 30, 2012
	(in millions)
3.75% convertible notes due October 22, 2012 (net of discount)(1)	$—	$—	$—	$—
2.50% convertible senior notes due August 15, 2013(2)	88	—	2	90
4.00% senior unsecured notes due January 15, 2015 (net of discount)(3)	399	—	—	399
5.55% senior unsecured notes due January 15, 2020 (net of discount)(3)	598	—	—	598
5.25% senior unsecured notes due January 16, 2018 (net of discount)(3)	367	—	1	368
$1.2 billion senior unsecured five-year credit facility:
$450 million senior unsecured term loan facility credit agreement due September 19, 2016 (average interest rate of 1.63% for the period January 1, 2012 through September 30, 2012)(4)	439	—	(34)	405
$750 million revolving credit commitment due September 19, 2016 (average interest rate of 1.43% for the period January 1, 2012 through September 30, 2012)(4)	226	—	(100)	126

Total debt obligations	2,117	—	(131)	1,986
Less current portion	(45)	—	—	(45)

Total long-term debt obligations	$2,072	$—	$(131)	$1,941

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

The 2013 Convertible Notes are convertible in certain circumstances specified in the indenture for the notes. Upon conversion, holders will receive, at the election of NASDAQ OMX, cash, common stock or a combination of cash and common stock. It is our current intent and policy to settle the principal amount of the notes in cash. The conversion rate as of September 30, 2012, subject to adjustment in certain events including cash dividends, is 18.3486 shares of common stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $54.50 per share of common stock. As of September 30, 2012, the remaining aggregate principal amount outstanding of the 2013 Convertible Notes is convertible into 1,706,073 shares of our common stock. The conversion rate as of December 31, 2011, subject to adjustment in certain events, was 18.1386 shares of common stock per $1,000 principal amount of notes, which was equivalent to a conversion price of approximately $55.13 per share of common stock. As of December 31, 2011, the remaining aggregate principal amount outstanding of the 2013 Convertible Notes was convertible into 1,686,577 shares of our common stock. Subject to certain exceptions, if we undergo a “fundamental change” as described in the indenture, holders may require us to purchase their notes at a price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest.

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

The changes in the liability and equity components of the 2013 Convertible Notes during the nine months ended September 30, 2012 are as follows:

	Liability Component			Equity Component
	(in millions)			(in millions)
	Principal Balance	Unamortized Debt Discount	Net Carrying Amount	Gross Equity Component	Deferred Taxes	Net Equity Component
December 31, 2011	$93	$5	$88	$71	$32	$39
Accretion of debt discount	—	(2)	2	—	—	—

September 30, 2012	$93	$3	$90	$71	$32	$39

The unamortized debt discount on the 2013 Convertible Notes was $3 million as of September 30, 2012 and $5 million as of December 31, 2011 and is included in debt obligations in the Condensed Consolidated Balance Sheets. The remaining amount of $3 million will be accreted as part of interest expense through August 15, 2013, the maturity date of the convertible debt. The effective annual interest rate on the 2013 Convertible Notes was 6.53% for both the three and nine months ended September 30, 2012 and 2011, which includes the accretion of the debt discount in addition to the annual contractual interest rate of 2.50%.

The equity component of the convertible debt is included in additional paid-in capital in the Condensed Consolidated Balance Sheets and was $39 million at September 30, 2012 and December 31, 2011.

Interest Expense

Interest expense recognized on the 2013 Convertible Notes in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2012 and 2011 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Components of interest expense recognized on the 2013 Convertible Notes
Accretion of debt discount	$1	$4	$2	$11
Contractual interest	—	3	2	8

Total interest expense recognized on the 2013 Convertible Notes	$1	$7	$4	$19

Senior Unsecured Notes

4.00% and 5.55% Senior Unsecured Notes

In January 2010, NASDAQ OMX issued $1 billion of senior unsecured notes, or the Notes. The Notes were issued at a discount in two separate series consisting of $400 million aggregate principal amount of 4.00% senior notes due 2015, or the 2015 Notes, and $600 million aggregate principal amount of 5.55% senior notes due 2020, or the 2020 Notes. As a result of the discount, the proceeds received from the issuance were less than the aggregate principal amounts. As of September 30, 2012, the balance of $399 million for the 2015 Notes and the balance of $598 million for the 2020 Notes reflect the aggregate principal amounts, less the unamortized debt discount. The unamortized debt discount will be accreted through interest expense over the life of the Notes.

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

Debt Issuance Costs

We incurred debt issuance and other costs of $8 million in connection with the issuance of the Notes. These costs, which are capitalized and included in other non-current assets in the Condensed Consolidated Balance Sheets, are being amortized over the life of the debt obligations. Amortization expense, which is recorded as additional interest expense for these costs, was immaterial for both the three months ended September 30, 2012 and 2011 and $1 million for both the nine months ended September 30, 2012 and 2011.

5.25% Senior Unsecured Notes

In December 2010, NASDAQ OMX issued $370 million of 5.25% senior unsecured notes due January 16, 2018, or the 2018 Notes. The 2018 Notes were issued at a discount. As a result of the discount, the proceeds received from the issuance were less than the aggregate principal amount. As of September 30, 2012, the balance of $368 million reflects the aggregate principal amount, less the unamortized debt discount. The unamortized debt discount will be accreted through interest expense over the life of the 2018 Notes.

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

In October 2011, we borrowed $250 million under the revolving credit commitment portion of the 2011 Credit Facility in order to partially fund a tender offer on our 2013 Convertible Notes. In November 2011, we made an optional prepayment of $24 million and in March 2012 we made an optional prepayment of $100 million on the revolving credit commitment portion of the 2011 Credit Facility. As a result, availability under the revolving credit commitment was $624 million as of September 30, 2012.

The loans under the 2011 Credit Facility have a variable interest rate based on either the London Interbank Offered Rate, or LIBOR, or the Federal Funds Rate, plus an applicable margin that varies with NASDAQ OMX’s debt rating.

Under the 2011 Credit Facility, we are required to pay quarterly principal payments equal to 2.50% of the aggregate original principal amounts borrowed under the 2016 Term Loan. In the first nine months of 2012, we made required quarterly principal payments totaling $34 million on our 2016 Term Loan.

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

Debt Issuance Costs

We incurred debt issuance and other costs of $5 million in connection with the entry into the 2011 Credit Facility. These costs, which are capitalized and included in other non-current assets in the Condensed Consolidated Balance Sheets, are being amortized over the life of the 2011 Credit Facility. Amortization expense, which is recorded as additional interest expense for these costs, was immaterial for the three months ended September 30, 2012 and $1 million for the nine months ended September 30, 2012.

Other Credit Facilities

In addition to the revolving credit commitment under our 2011 Credit Facility discussed above, we have credit facilities related to our clearinghouses in order to meet liquidity and regulatory requirements. At September 30, 2012, these credit facilities, which are available in multiple currencies, primarily Swedish Krona, totaled $276 million ($215 million in available liquidity and $61 million to satisfy regulatory requirements), none of which was utilized. At December 31, 2011, these credit facilities totaled $447 million ($206 million in available liquidity and $241 million to satisfy regulatory requirements), none of which was utilized.

Debt Covenants

At September 30, 2012, we were in compliance with the covenants of all of our debt obligations.

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

Components of Net Periodic Benefit Cost

The following table sets forth the components of net periodic pension, SERP and post-retirement benefits costs from the NASDAQ OMX Benefit Plans recognized in compensation and benefits expense in the Condensed Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Components of net periodic benefit cost
Interest cost	$2	$1	$5	$5
Expected return on plan assets	(1)	(1)	(4)	(4)
Recognized net actuarial loss	—	1	2	2

Net periodic benefit cost	$1	$1	$3	$3

Non-U.S. Benefit Plans

Most employees outside the U.S. are covered by local retirement plans or by applicable social laws. Benefits under social laws are generally expensed in the periods in which the costs are incurred. These costs are included in compensation and benefits expense in the Condensed Consolidated Statements of Income and were $4 million for both the three months ended September 30, 2012 and 2011, $13 million for the nine months ended September 30, 2012 and $11 million for the nine months ended September 30, 2011.

U.S. Defined Contribution Savings Plan

We sponsor a voluntary defined contribution savings plan, or 401(k) Plan, for U.S. employees. Employees are immediately eligible to make contributions to the plan and are also eligible for an employer contribution match at an amount equal to 100.0% of the first 4.0% of eligible employee contributions. Savings plan expense included in compensation and benefits expense in the Condensed Consolidated Statements of Income was $1 million for both the three months ended September 30, 2012 and 2011, $4 million for the nine months ended September 30, 2012 and $3 million for the nine months ended September 30, 2011.

We have a profit-sharing contribution feature to our 401(k) Plan which allows eligible U.S. employees to receive employer retirement contributions, or ERCs, if we meet annual corporate goals. In addition, we have a supplemental ERC for select highly compensated employees whose ERCs are limited by the annual Internal Revenue Service compensation limit. ERC expense recorded in compensation and benefits expense in the Condensed Consolidated Statements of Income was $1 million for both the three months ended September 30, 2012 and 2011, $2 million for the nine months ended September 30, 2012 and $4 million for the nine months ended September 30, 2011.

Employee Stock Purchase Plan

We have an employee stock purchase plan, or ESPP, under which approximately 3.4 million shares of our common stock have been reserved for future issuance as of September 30, 2012.

Our ESPP allows eligible U.S. and non-U.S. employees to purchase a limited number of shares of our common stock at six-month intervals, called offering periods, at 85.0% of the lower of the fair market value on the first or the last day of each offering period. The 15.0% discount given to our employees is included in compensation and benefits expense in the Condensed Consolidated Statements of Income and was $1 million for the three months ended September 30, 2012, immaterial for the three months ended September 30, 2011, $2 million for the nine months ended September 30, 2012 and $1 million for the nine months ended September 30, 2011.

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

In March 2012, our board of directors approved a new performance-based long-term incentive program for our chief executive officer, executive vice presidents and senior vice presidents that will focus on total shareholder return, or TSR. This program will represent 100% of our chief executive officer’s and executive vice presidents’ long-term stock-based compensation and 50% of our senior vice presidents’ long-term stock-based compensation. Under the program, each individual will receive PSUs with a three-year cumulative performance period beginning in 2012. Performance will be determined by comparing NASDAQ OMX’s TSR to two peer groups, each weighted 50%. The first peer group consists of 13 exchange companies, and the second peer group consists of all companies in the Standard & Poor 500 Index. NASDAQ OMX’s relative performance ranking against each of these groups will determine the final number of shares delivered to each individual under the program. The maximum payout under this program will be 200% of the number of PSUs granted if NASDAQ OMX ranks at the 85th percentile of both peer groups. However, if NASDAQ OMX’s TSR is negative for the three-year performance period, regardless of TSR ranking, the payout will not exceed 100% of the number of PSUs granted. We estimate the fair value of PSU’s granted under the TSR program using the Monte Carlo simulation model, as these awards contain a market condition.

Summary of 2012 Equity Awards

In May 2012, we granted restricted stock to most active employees. The restricted stock granted included a performance-based accelerated vesting feature based on achievement of specific levels of corporate performance, as described above.

During 2012, certain executive officers received grants of 1,072,446 PSUs. Of these PSUs granted, 701,470 units are subject to the performance and vesting under the TSR program discussed above and the remaining 370,976 units are subject to a one year performance period and generally vest ratably on an annual basis on December 31, 2013 through December 31, 2015.

During 2011, certain grants of PSUs with a one-year performance period exceeded the applicable performance parameters. As a result, an additional 251,224 units were considered granted during the first nine months of 2012. In addition, certain grants of PSUs issued in 2009 with a three-year performance period exceeded the applicable performance parameters. As a result, an additional 40,000 units were considered granted in February 2012.

Common Shares Available Under Our Equity Incentive Plan

As of September 30, 2012, we had approximately 4.0 million shares of common stock authorized for future issuance under our equity incentive plan.

Summary of Share-Based Compensation Expense

The following table shows the total share-based compensation expense resulting from equity awards and the 15.0% discount for the ESPP for the three and nine months ended September 30, 2012 and 2011 in the Condensed Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Share-based compensation expense before income taxes	$12	$10	$34	$26
Income tax benefit	(5)	(4)	(14)	(10)

Share-based compensation expense after income taxes	$7	$6	$20	$16

We estimated the fair value of stock option awards using the Black-Scholes valuation model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012(1)	2011(1)	2012(1)	2011
Expected life (in years)	—	—	—	5
Weighted-average risk free interest rate	—	—	—	2.16%
Expected volatility	—	—	—	27.0%
Dividend yield	—	—	—	—
Weighted-average fair value at grant date	$—	$—	$—	$7.06

(1)	No stock option awards were granted during the three and nine months ended September 30, 2012 and the three months ended September 30, 2011.

Our computation of expected life was based on historical exercise patterns. The interest rate for periods within the expected life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. Our computation of expected volatility was based on a market-based implied volatility. In June and September of 2012, we paid quarterly cash dividends of $0.13 per share on our outstanding common stock. Prior to the June 2012 dividend, it was not our policy to declare or pay cash dividends on our common stock.

Summary of Stock Option Activity

A summary of stock option activity for the nine months ended September 30, 2012 is as follows:

	Number of Stock Options(1)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in millions)
Outstanding at January 1, 2012	9,924,035	$18.33	5.3	$78

Exercised	(318,406)	9.66
Forfeited or expired	(305,648)	23.27

Outstanding at September 30, 2012	9,299,981	$18.46	4.5	$66

Exercisable at September 30, 2012	5,689,679	$15.47	2.8	$61

(1)	No stock option awards were granted during the nine months ended September 30, 2012.

We received net cash proceeds of $1 million from the exercise of 159,289 stock options for the three months ended September 30, 2012 and received net cash proceeds of $3 million from the exercise of 318,406 stock options for the nine months ended September 30, 2012. We received net cash proceeds of $1 million from the exercise of 58,459 stock options for the three months ended September 30, 2011 and received net cash proceeds of $9 million from the exercise of 926,171 stock options for the nine months ended September 30, 2011. We present excess tax benefits from the exercise of stock options, if any, as financing cash flows.

The aggregate intrinsic value in the above table represents the total pre-tax intrinsic value (i.e., the difference between our closing stock price on September 28, 2012 of $23.29 and the exercise price, times the number of shares) based on stock options with an exercise price less than NASDAQ OMX’s closing price of $23.29 as of September 28, 2012, which would have been received by the option holders had the option holders exercised their stock options on that date. This amount can change based on the fair market value of our common stock. The total number of in-the-money stock options exercisable as of September 30, 2012 was 4.4 million.

As of September 30, 2011, 5.3 million outstanding stock options were exercisable and the weighted-average exercise price was $13.85.

Total fair value of stock options vested was $1 million for the three and nine months ended September 30, 2012, $1 million for the three months ended September 30, 2011, and $2 million for the nine months ended September 30, 2011. The total pre-tax intrinsic value of stock options exercised was $2 million for the three months ended September 30, 2012, $1 million for the three months ended September 30, 2011, $5 million for the nine months ended September 30, 2012, and $15 million for the nine months ended September 30, 2011.

At September 30, 2012, $7 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.3 years.

Summary of Restricted Stock and PSU Activity

The following table summarizes our restricted stock and PSU activity for the nine months ended September 30, 2012:

	Restricted Stock		PSUs
	Number of Awards	Weighted- Average Grant Date Fair Value	Number of Awards	Weighted- Average Grant Date Fair Value
Unvested balances at January 1, 2012	3,371,333	$23.10	1,315,180	$23.33
Granted	1,450,706 (1)	23.61	1,363,670 (2)	23.76
Vested	(738,296)	22.25	(136,146)	23.83
Forfeited	(286,986)	23.23	(71,347)	23.16

Unvested balances at September 30, 2012	3,796,757	$23.45	2,471,357	$23.55

(1)	Primarily reflects our company-wide equity grant issued in May 2012, as discussed above.
(2)	PSUs granted in 2012 reflect awards issued to certain officers, as described above.

At September 30, 2012, $71 million of total unrecognized compensation cost related to restricted stock and PSUs is expected to be recognized over a weighted-average period of 1.8 years.

11. Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions, except share and per share amounts)
Numerator:
Net income attributable to common shareholders	$89	$110	$266	$306

Denominator:
Weighted-average common shares outstanding for basic earnings per share	166,235,266	177,097,281	169,516,767	176,616,419

Weighted-average effect of dilutive securities:
Employee equity awards	4,284,300	3,792,679	3,970,984	3,666,109
3.75% convertible notes(1)	—	34,482	20,891	34,482

Weighted-average common shares outstanding for diluted earnings per share	170,519,566	180,924,442	173,508,642	180,317,010

Basic and diluted earnings per share:
Basic earnings per share	$0.53	$0.62	$1.57	$1.73

Diluted earnings per share	$0.52	$0.61	$1.53	$1.70

(1)	In June 2012, the remaining $0.5 million of our 3.75% convertible notes outstanding was converted into 34,482 shares of common stock in accordance with the terms of the notes.

Stock options to purchase 9,299,981 shares of common stock and 6,268,114 shares of restricted stock and PSUs were outstanding at September 30, 2012. For the three months ended September 30, 2012, we included 6,048,811 of the outstanding stock options and 6,205,162 shares of restricted stock and PSUs in the computation of diluted earnings per share, on a weighted-average basis, as their inclusion was dilutive. For the nine months ended September 30, 2012, we included 6,047,125 of the outstanding stock options and 5,066,223 shares of restricted stock and PSUs in the computation of diluted earnings per share, on a weighted-average basis, as their inclusion was dilutive. The remaining stock options and shares of restricted stock and PSUs are antidilutive, and as such, they were properly excluded.

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

The 3.75% convertible notes were accounted for under the if-converted method, as we previously have settled the convertible notes in shares of our common stock. For the nine months ended September 30, 2012 and the three and nine months ended September 30, 2011, all of the shares underlying the outstanding 3.75% convertible notes were included in the computation of diluted earnings per share on a weighted-average basis, as their inclusion was dilutive.

The 2.50% convertible senior notes are accounted for under the treasury stock method as it is our intent and policy to settle the principal amount of the notes in cash. Based on the settlement structure of the 2.50% convertible senior notes, which permits the principal amount to be settled in cash and the conversion premium to be settled in shares of our common stock or cash, we will reflect the impact of the convertible spread portion of the convertible notes in the diluted calculation using the treasury stock method. For the three and nine months ended September 30, 2012 and 2011, the conversion spread of our 2.50% convertible senior notes was out of the money, and as such, they were properly excluded from the computation of diluted earnings per share.

12. NASDAQ OMX Stockholders’ Equity

Common Stock

At September 30, 2012, 300,000,000 shares of our common stock were authorized, 213,426,356 shares were issued, and 165,198,354 shares were outstanding. The holders of common stock are entitled to one vote per share, except that our certificate of incorporation limits the ability of any person to vote in excess of 5.0% of the then-outstanding shares of NASDAQ OMX common stock. This limitation does not apply to persons exempted from this limitation by our board of directors prior to the time such person owns more than 5.0% of the then-outstanding shares of NASDAQ OMX common stock.

Common Stock in Treasury, at Cost

We account for the purchase of treasury stock under the cost method with the shares of stock repurchased reflected as a reduction to NASDAQ OMX stockholders’ equity and included in common stock in treasury, at cost in the Condensed Consolidated Balance Sheets. When treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired. We held 48,228,002 shares of common stock in treasury as of September 30, 2012 and 39,845,172 shares as of December 31, 2011.

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

During the first nine months of 2012, we repurchased 9,443,157 shares of our common stock at an average price of $23.83, for an aggregate purchase price of $225 million, completing the share repurchase program authorized in the fourth quarter of 2011. The shares repurchased under the share repurchase program are available for general corporate purposes. As of September 30, 2012, the remaining amount for share repurchases under the program authorized in the third quarter of 2012 was $275 million.

Other Repurchases of Common Stock

For the nine months ended September 30, 2012, we repurchased 312,400 shares of our common stock in settlement of employee tax withholding obligations due upon the vesting of restricted stock.

Preferred Stock

Our certificate of incorporation authorizes the issuance of 30,000,000 shares of preferred stock, par value $0.01 per share, issuable from time to time in one or more series. At September 30, 2012 and December 31, 2011, 1,600,000 shares of series A convertible preferred stock were issued and none were outstanding.

Cash Dividends on Common Stock

During the nine months ended September 30, 2012, our board of directors declared the following cash dividends:

Declaration Date	Dividend Per Common Share	Record Date	Total Amount(1)	Payment Date
			(in millions)

April 23, 2012	$0.13	June 15, 2012	$22	June 29, 2012
July 25, 2012	$0.13	September 14, 2012	$21	September 28, 2012

(1)	These amounts were recorded in retained earnings in the Condensed Consolidated Balance Sheets at September 30, 2012.

In October 2012, pursuant to delegated authority, the finance committee of the board of directors declared a regular quarterly cash dividend of $0.13 per share on our outstanding common stock. The dividend is payable on December 28, 2012 to shareholders of record at the close of business on December 14, 2012. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by the board of directors.

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

The following table presents for each of the above hierarchy levels, our financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011.

	September 30, 2012
	Total	Level 1	Level 2	Level 3
	(in millions)
Financial Assets Measured at Fair Value on a Recurring Basis
Financial investments, at fair value(1)	$157	$157	$—	$—
Default fund investments(2)	171	171	—	—

Total	$328	$328	$—	$—

	December 31, 2011
	Total	Level 1	Level 2	Level 3
	(in millions)
Financial Assets Measured at Fair Value on a Recurring Basis
Derivative positions, at fair value(3)	$1,566	$—	$1,566	$—
Financial investments, at fair value(1)	279	279	—	—

Total	$1,845	$279	$1,566	$—

Financial Liabilities Measured at Fair Value on a Recurring Basis
Derivative positions, at fair value(3)	$1,566	$—	$1,566	$—

Total	$1,566	$—	$1,566	$—

(1)

Primarily comprised of trading securities, mainly Swedish government debt securities, of $136 million as of September 30, 2012 and $261 million as of December 31, 2011. Of these securities, $98 million as of September 30, 2012 and $212 million as of December 31, 2011 are restricted assets to meet regulatory capital requirements primarily for clearing operations at NASDAQ OMX Nordic Clearing. This balance also includes our available-for-sale investment security in DFM of $21 million as of September 30, 2012 and $18 million as of December 31, 2011. See Note 6, “Investments,” for further discussion of our trading investment securities and available-for-sale investment security.

(2)

In March 2012, NASDAQ OMX Nordic Clearing implemented member sponsored default funds. Default fund contributions may include cash contributions which can be invested by NASDAQ OMX Nordic Clearing, in accordance with its investment policy, either in highly rated government debt securities or reverse repurchase agreements with highly rated government debt securities as collateral. As of September 30, 2012, $171 million of cash contributions have been invested in highly rated government debt securities. See Note 14, “Clearing Operations,” for further discussion of default fund contributions.

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

In addition, our investment in LCH is carried at cost. See “Cost Method Investments,” of Note 6, “Investments,” for further discussion.

We also consider our debt obligations to be financial instruments. The fair value of our debt, utilizing discounted cash flow analyses for our floating rate debt and prevailing market rates for our fixed rate debt, was $2.1 billion at September 30, 2012 and $2.2 billion at December 31, 2011. The discounted cash flow analyses are based on borrowing rates currently available to us for debt with similar terms and maturities. Our fixed rate debt is categorized as level 1 and our floating rate debt is categorized as level 2 in the fair value hierarchy. For further discussion of our debt obligations, see Note 8, “Debt Obligations.”

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

As of September 30, 2012, clearing member default fund contributions were as follows:

	September 30, 2012
	Cash Contributions(1)	Non-Cash Contributions	Total Contributions
	(in millions)

Default fund contributions	$172	$19	$191

(1)

As of September 30, 2012, in accordance with its investment policy, NASDAQ OMX Nordic Clearing has invested $171 million of cash contributions in highly rated government debt securities. The remaining balance of $1 million is held in cash.

In addition to clearing members’ required contributions to the default funds, NASDAQ OMX Nordic Clearing is also required to contribute capital to the default funds as specified under its clearinghouse rules. As of September 30, 2012, NASDAQ OMX Nordic Clearing committed capital totaling $76 million to the member sponsored default funds, in the form of government debt securities, which are recorded as financial investments, at fair value in the Condensed Consolidated Balance Sheets. The combined regulatory capital of the clearing members and NASDAQ OMX Nordic Clearing will serve to secure the obligations of a clearing member and may be used to cover losses sustained by a clearing member in the event of a default.

Other Capital Contributions by NASDAQ OMX Nordic Clearing

NASDAQ OMX Nordic Clearing maintains a $61 million credit facility which may be utilized in certain situations to satisfy regulatory requirements. As of September 30, 2012, NASDAQ OMX Nordic Clearing committed $9 million of this credit facility to satisfy its regulatory requirements under its default fund structure.

Margin Collateral

NASDAQ OMX Nordic Clearing requires all clearing members to provide collateral, which may consist of cash and eligible securities, in a pledged bank account and/or an on-demand guarantee, to guarantee performance on the clearing members’ open positions, or initial margin. In addition, clearing members must also provide collateral to cover the daily margin call as needed, which is in addition to the initial margin. All collateral is maintained at a third-party custodian bank for the benefit of the clearing members and is immediately accessible by NASDAQ OMX Nordic Clearing in the event of a default. The pledged margin collateral is not recorded in our Condensed Consolidated Balance Sheets as all risks and rewards of collateral ownership, including interest, belong to the counterparty. Clearing members pledged margin collateral was $6.0 billion as of September 30, 2012 and $5.0 billion as of December 31, 2011.

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

In the first half of 2013, NASDAQ OMX Nordic Clearing will implement a new collateral process. NASDAQ OMX Nordic Clearing will maintain all cash deposits related to margin collateral and will record these cash deposits in default funds and margin deposits in the Condensed Consolidated Balance Sheets as both a current asset and a current liability, as NASDAQ OMX Nordic Clearing will assume the risks and rewards of collateral ownership. In addition to cash, clearing members may also contribute eligible pledged assets consisting of highly rated government debt securities that must meet the specific criteria approved by NASDAQ OMX Nordic Clearing and/or an on-demand guarantee. These pledged assets will not be recorded in our Condensed Consolidated Balance Sheets as NASDAQ OMX Nordic Clearing will not take legal ownership of these assets as the risks and rewards will remain with the clearing members. Assets pledged will be held at a nominee account in NASDAQ OMX Nordic Clearing’s name for the benefit of the clearing members and will be immediately accessible by NASDAQ OMX Nordic Clearing in the event of a default.

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

As mentioned above, NASDAQ OMX Nordic Clearing is the legal counterparty for each contract traded and thereby guarantees the fulfillment of each contract. NASDAQ OMX Nordic Clearing accounts for this guarantee as a performance guarantee. We determine the fair value of the performance guarantee by considering daily settlement of contracts and other margining and default fund requirements, the risk management program, historical evidence of default payments, and the estimated probability of potential default payouts. The calculation is determined using proprietary risk management software that simulates gains and losses based on historical market prices, extreme but plausible market scenarios, volatility and other factors present at that point in time for those particular unsettled contracts. Based on this analysis, the estimated liability was nominal and no liability was recorded as of September 30, 2012.

The market value of derivative contracts outstanding prior to netting was as follows:

September 30, 2012
(in millions)
Commodity forwards and options(1) (2)	$1,116
Fixed-income options and futures(2) (3)	252
Stock options and futures(2) (3)	153
Index options and futures(2) (3)	91

Total	$1,612

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

(3)	We determined the fair value of our futures contracts based upon quoted market prices and average quoted market yields.

The total number of derivative contracts cleared through NASDAQ OMX Nordic Clearing for the nine months ended September 30, 2012 was as follows:

Number of Cleared Contracts

Commodity forwards and options(1)	644,589
Fixed-income options and futures	26,586,488
Stock options and futures	21,735,025
Index options and futures	32,833,238

Total	81,799,340

(1)	The total volume in cleared power related to commodity contracts was 1,250 Terawatt hours (TWh).

The contract value of resale and repurchase agreements as of September 30, 2012 was $4.7 billion and the total number of contracts cleared for the nine months ended September 30, 2012 was 2,722,313.

Power of Assessment

To further strengthen the contingent financial resources of the clearinghouse, NASDAQ OMX Nordic Clearing has power of assessment that provides the ability to collect additional funds from its clearing members to cover a defaulting member’s remaining obligations up to the limits established under the terms of the clearinghouse rules. The power of assessment corresponds to 100% of the clearing member’s aggregate contribution to the financial market’s and commodities market’s default funds.

Liability Waterfall

The liability waterfall is the priority order in which the capital resources would be utilized in the event of a default where the defaulting clearing member’s collateral would not be sufficient to cover the cost to settle its portfolio. If a default occurs and the defaulting clearing member’s collateral, including cash deposits and pledged assets, is depleted, then capital is utilized in the following amount and order:

•	junior capital contributed by NASDAQ OMX Nordic Clearing, which totaled $15 million at September 30, 2012;

•

specific market default fund where the loss occurred, either financial or commodities market, which includes capital contributions of both the clearing members and NASDAQ OMX Nordic Clearing on a pro-rata basis;

•	senior capital contributed by NASDAQ OMX Nordic Clearing, calculated in accordance with clearinghouse rules to be $23 million at September 30, 2012; and

•	mutualized default fund, which includes capital contributions of both the clearing members and NASDAQ OMX Nordic Clearing on a pro-rata basis.

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

(3)	We determined the fair value of our futures contracts based upon quoted market prices and average quoted market yields.

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

NOS Clearing

In July 2012, we acquired NOS Clearing. NOS Clearing is a leading Norway-based clearinghouse primarily for OTC traded derivatives for the freight market and seafood derivative market. NOS Clearing acts as the central counterparty with a clearinghouse license from the Norwegian Ministry of Finance and is under supervision of the Financial Supervisory Authority of Norway.

Through its clearing operations, NOS Clearing is the legal counterparty for, and guarantees the fulfillment of, each contract cleared. These contracts are not used by NOS Clearing for the purpose of trading on its own behalf. As the legal counterparty of each transaction, NOS Clearing bears the counterparty risk between the purchaser and seller in the contract. In its guarantor role, NOS Clearing has precisely equal and offsetting claims to and from clearing members on opposite sides of each contract, standing as an intermediary on every contract cleared. In accordance with the rules and regulations of NOS Clearing, clearing members’ open positions are aggregated to create a single portfolio for which margin collateral requirements are calculated. As of September 30, 2012, the market value of derivative contracts outstanding, prior to netting, was $33 million. The total number of derivative contracts cleared through NOS Clearing for the three months ended September 30, 2012 was 381,220.

NOS Clearing has implemented member sponsored default funds for its markets. Under this structure, NOS Clearing and its clearing members must contribute to the total regulatory capital related to the clearing operations of NOS Clearing. A liability waterfall has also been implemented, which helps to ensure the alignment of risk between NOS Clearing and its clearing members in the event of default.

As of September 30, 2012, NOS Clearing committed capital to the default funds in the form of cash totaling $44 million. This committed capital is reflected as restricted cash in the Condensed Consolidated Balance Sheets. Clearing members’ pledged default fund contributions and margin collateral totaled $468 million as of September 30, 2012 and is not recorded in our Condensed Consolidated Balance Sheets as all risks and rewards of collateral ownership, including interest, belong to the counterparty.

U.S. Clearing

Similar to our clearing operations discussed above, NASDAQ OMX Commodities Clearing Company, or NOCC, through riskless principal trading, is the legal counterparty for each customer position traded and NOCC thereby guarantees the fulfillment of each of their customer’s transactions.

We require market participants at NOCC to meet certain minimum financial standards to mitigate the risk that they become unable to satisfy their obligations and to provide collateral to cover the daily margin call as needed. Customer pledged cash collateral held by NOCC, which was $22 million at September 30, 2012 and $9 million at December 31, 2011, is included in default funds and margin deposits as both a current asset and current liability in the Condensed Consolidated Balance Sheets, as the risks and rewards of collateral ownership, including interest income, belongs to NOCC. Additionally, NOCC is the beneficiary of letters of credit from banks meeting certain rating standards, which are posted on behalf of market participants in lieu of posting cash collateral. The aggregate amount of letters of credit in which NOCC is the beneficiary was $96 million at September 30, 2012 and $81 million at December 31, 2011.

As of September 30, 2012 and December 31, 2011, NASDAQ OMX has contributed $25 million to the NOCC guarantee fund which is recorded in non-current restricted cash in the Condensed Consolidated Balance Sheets.

In August 2012, we sold IDCG to LCH. See “2012 Divestiture” of Note 4, “Acquisitions and Divestiture,” for further discussion. Prior to the sale of IDCG, we required market participants at International Derivatives Clearinghouse, LLC to meet certain minimum financial standards to mitigate the risk that they become unable to satisfy their obligations and to provide collateral to cover the daily margin call as needed. Clearing member cash contributed to IDCG’s guaranty fund was $8 million at December 31, 2011 and is included in default funds and margin deposits as both a current asset and current liability in the Condensed Consolidated Balance Sheets, as the risks and rewards of collateral ownership, including interest income, belonged to IDCG.

As of December 31, 2011, NASDAQ OMX had contributed $72 million to the IDCG guarantee fund which is recorded in non-current restricted cash in the Condensed Consolidated Balance Sheets.

15. Commitments, Contingencies and Guarantees

Guarantees Issued and Credit Facilities Available

In addition to the default fund contributions and margin collateral pledged by clearing members discussed in Note 14, “Clearing Operations,” we have obtained financial guarantees and credit facilities which are guaranteed by us through counter indemnities, to provide further liquidity and default protection related to our clearing businesses. Financial guarantees issued to us totaled $7 million at September 30, 2012 and $4 million at December 31, 2011. At September 30, 2012, credit facilities, which are available in multiple currencies, primarily Swedish Krona, totaled $276 million ($215 million in available liquidity and $61 million to satisfy regulatory requirements), none of which was utilized. At December 31, 2011, these facilities totaled $447 million ($206 million in available liquidity and $241 million to satisfy regulatory requirements), none of which was utilized.

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

Other Guarantees

We have provided other guarantees of $19 million as of September 30, 2012 and $17 million as of December 31, 2011. These guarantees are primarily related to obligations for our rental and leasing contracts. In addition, for certain Market Technology contracts, we have provided performance guarantees of $4 million as of September 30, 2012 and $6 million at December 31, 2011 related to the delivery of software technology and support services. We have received financial guarantees from various financial institutions to support the above guarantees.

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

Escrow Agreements

In connection with our acquisitions of FTEN, Inc., or FTEN, SMARTS Group Holdings Pty Ltd, or SMARTS, and Glide Technologies, we entered into escrow agreements to secure the payments of post-closing adjustments and other closing conditions. At September 30, 2012, these escrow agreements provide for future payments of $16 million and are included in other current liabilities and other non-current liabilities in the Condensed Consolidated Balance Sheets.

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

Litigation

In the second quarter of 2012, we became a party to several legal and regulatory proceedings relating to the Facebook IPO that occurred on May 18, 2012. We are defendants in the following putative class actions in the United States District Court for the Southern District of New York: Goldberg, et al. v. The NASDAQ OMX Group, Inc. and The NASDAQ Stock Market LLC, Yan v. The NASDAQ OMX Group, Inc. and The NASDAQ Stock Market LLC, Alfonso, et al. v. The NASDAQ Stock Market LLC and The NASDAQ OMX Group, Inc., Levy v. The NASDAQ Stock Market LLC and The NASDAQ OMX Group, Inc., Amin v. The NASDAQ Stock Market LLC and The OMX Group, Inc., Steinman v. The NASDAQ OMX Group, Inc. and The NASDAQ Stock Market LLC, Roderick v. The NASDAQ OMX Group, Inc. and The NASDAQ Stock Market LLC, McGinty v. NASDAQ OMX Group, Inc. and The NASDAQ Stock Market LLC, Zack v. The NASDAQ OMX Group, Inc. and The NASDAQ Stock Market LLC, Eagan v. The NASDAQ OMX Group, Inc. and The NASDAQ Stock Market LLC, and First New York Securities LLC, et al. v. NASDAQ OMX Group, Inc. and The NASDAQ Stock Market LLC. Ten of these lawsuits have been brought by retail investors seeking damages for alleged negligence by us in connection with the Facebook IPO. The eleventh lawsuit was brought by professional proprietary trading firms for alleged violations of Rule 10b-5, promulgated under the Securities Exchange Act of 1934, in connection with the Facebook IPO.

We are a defendant in three other lawsuits brought by individual investors, seeking damages for alleged negligence and fraud by us in connection with the Facebook IPO.

We also received a demand letter from a member organization, seeking indemnification for alleged losses associated with the Facebook IPO. No complaint has been filed in this matter.

We believe that these lawsuits and the demand are without merit and intend to defend them vigorously. As such, we have not recorded a reserve as it is not probable that a liability has been incurred and the amount of loss cannot be reasonably estimated as of the date of these condensed consolidated financial statements.

In connection with the Facebook matter, the New York Regional Office of the SEC’s Division of Enforcement is conducting an investigation. To date, we have been responding to requests for information, documentation, and witness interviews, and have been cooperating fully in the investigation. We are unable to predict the outcome of this investigation, or its potential impact on us.

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

The following table presents certain information regarding these operating segments for the three and nine months ended September 30, 2012 and 2011.

	Market Services	Issuer Services	Market Technology	Corporate Items and Eliminations	Consolidated
	(in millions)
Three months ended September 30, 2012
Total revenues	$603	$93	$47	$—	$743
Cost of revenues	(334)	—	—	—	(334)

Revenues less transaction rebates, brokerage, clearance and exchange fees	269	93	47	—	409

Income (loss) before income taxes(1)	$129	$25	$6	$(26)	$134

Three months ended September 30, 2011
Total revenues	$808	$90	$46	$—	$944
Cost of revenues	(508)	—	—	—	(508)

Revenues less transaction rebates, brokerage, clearance and exchange fees	300	90	46	—	436

Income (loss) before income taxes(2)	$146	$28	$4	$(8)	$170

Nine months ended September 30, 2012
Total revenues	$1,957	$274	$136	$—	$2,367
Cost of revenues	(1,123)	—	—	—	(1,123)

Revenues less transaction rebates, brokerage, clearance and exchange fees	834	274	136	—	1,244

Income (loss) before income taxes(3)	$389	$79	$13	$(86)	$395

	Market Services	Issuer Services	Market Technology	Corporate Items and Eliminations	Consolidated
	(in millions)
Nine months ended September 30, 2011
Total revenues	$2,190	$270	$135	$—	$2,595
Cost of revenues	(1,332)	—	—	—	(1,332)

Revenues less transaction rebates, brokerage, clearance and exchange fees	858	270	135	—	1,263

Income (loss) before income taxes(2)	$393	$90	$10	$(40)	$453

(1)

Corporate items and eliminations for the three months ended September 30, 2012 primarily include costs associated with a loss on sale of business, restructuring charges, special legal expenses from the proposed voluntary accommodation program and other expenses related to the systems issues experienced at the time of the Facebook IPO and a net gain on merger and strategic initiatives.

(2)	Corporate items and eliminations for the three and nine months ended September 30, 2011 primarily include merger and strategic initiatives expense and refinancing charges.
(3)

Corporate items and eliminations for the nine months ended September 30, 2012 primarily include costs associated with restructuring charges, impairment charges related to finite-lived intangible assets, a loss on sale of business, an other-than-temporary impairment charge related to our equity method investment in EMCF and special legal expenses, partially offset by income from open positions relating to the operations of the Exchange.

Total assets decreased $5.2 billion at September 30, 2012 compared with December 31, 2011 primarily due to the implementation of our member sponsored default fund in March 2012. See Note 14, “Clearing Operations,” for further discussion.

For further discussion of our segments’ results, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Segment Operating Results.”

17. Subsequent Event

Acquisition of Index Business of Mergent, Inc., Including Indxis

In October 2012, we announced an agreement to acquire the index business of Mergent, Inc., including Indxis. Mergent is an established index provider and a renowned supplier of business and financial data on global publically listed companies. This acquisition will be part of our Global Index Group business within our Issuer Services segment.

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

In the U.S., we operate The NASDAQ Stock Market, a registered national securities exchange. The NASDAQ Stock Market is the largest single cash equities securities market in the U.S. in terms of listed companies and in the world in terms of share value traded. As of September 30, 2012, The NASDAQ Stock Market was home to 2,610 listed companies with a combined market capitalization of approximately $5.4 trillion. Also, in the U.S. we operate two additional cash equities trading markets, three options markets and a futures market. We also engage in riskless principal trading of OTC power and gas contracts.

In Europe, we operate exchanges in Stockholm (Sweden), Copenhagen (Denmark), Helsinki (Finland), and Iceland as NASDAQ OMX Nordic, and exchanges in Tallinn (Estonia), Riga (Latvia) and Vilnius (Lithuania) as NASDAQ OMX Baltic. Collectively, the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic offer trading in cash equities, bonds, structured products and ETFs, as well as trading and clearing of derivatives and clearing of resale and repurchase agreements. Through NASDAQ OMX First North, our Nordic and Baltic operations also offer alternative marketplaces for smaller companies. As of September 30, 2012, the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic, together with NASDAQ OMX First North, were home to 754 listed companies with a combined market capitalization of approximately $1.0 trillion. We also operate NASDAQ OMX Armenia.

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

Currently our business drivers are defined by investors’ continuing cautious outlook about the slow pace of global economic recovery and certain governments’ ability to fund their sovereign debt. The lack of confidence in the prospects for growth results in sporadic increases in the level of market volatility and oscillating trading volumes in cash equities. Many of our largest customers are also altering their business models and associated trading volumes as they address the implementation of regulatory changes initiated following the global financial crisis. In the third quarter of 2012, both the U.S. and Nordic cash equity trading and derivative trading and clearing businesses were negatively impacted by significantly lower industry trading volumes. In spite of a strong performance by major stock market indices over the prior twelve months, the global IPO market in the third quarter of 2012 was relatively unchanged when compared to the same period in 2011, however 2012 is still on a slower overall pace than 2011. Additional impacts on our business drivers include the international enactment and implementation of new legislative and regulatory initiatives, and the continued rapid evolution and deployment of new technology in the financial services industry. The business environment that influenced our financial performance for the third quarter of 2012 may be characterized as follows:

•

A comparable pace of new equity issuance in the U.S. with 17 IPOs on The NASDAQ Stock Market, up slightly from 16 in the third quarter of 2011. IPO activity remained weak in the Nordics with one IPO in the third quarter of 2012 on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic;

•

Matched share volume for all of our U.S. cash equity markets decreased by 38.7%, while average daily U.S. share volume fell by 31.6% relative to the third quarter of 2011. Volatility, often a driver of volume levels, was considerably higher in the third quarter of 2011 compared to the third quarter of 2012. Losses in matched share volume were primarily due to lower U.S. consolidated volume, though market share also decreased from 22.4% (NASDAQ 18.9%; NASDAQ OMX BX 2.4%; NASDAQ OMX PSX 1.1%) to 20.4% (NASDAQ 16.8%; NASDAQ OMX BX 2.7%; NASDAQ OMX PSX 0.9%);

•

Matched equity options volume for our three U.S. options exchanges, NASDAQ OMX PHLX, The NASDAQ Options Market, and NASDAQ OMX BX Options, decreased 24.0% relative to the third quarter of 2011, driven mainly by a decrease in overall U.S. options volume. The decline was partially offset by an increase in market share of 0.9 percentage points. We launched our third options platform, NASDAQ OMX BX Options, on June 29, 2012 and it executed 5.7 million contracts during the third quarter;

•	A 32.6% decrease relative to the third quarter of 2011 in the number of cash equity transactions on our Nordic and Baltic exchanges;

•	A 37.9% decrease relative to the third quarter of 2011 in the SEK value of cash equity transactions on our Nordic and Baltic exchanges;

•

A decline of 24.5% experienced by our Nordic and Baltic exchanges relative to the third quarter of 2011 in the number of traded and cleared equity and fixed-income contracts (excluding Finnish option contracts traded on Eurex);

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

Due to Hurricane Sandy, our U.S. exchanges and markets and the FINRA/NASDAQ Trade Reporting Facility were closed on October 29 and 30, 2012. We are still assessing the impact of the hurricane and its effects.

Financial Summary

The following table summarizes changes in our financial performance for the three and nine months ended September 30, 2012 when compared with the same periods in 2011.

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2012	2011		2012	2011
	(in millions)			(in millions)
Revenues less transaction rebates, brokerage, clearance and exchange fees	$409	$436	(6.2)%	$1,244	$1,263	(1.5)%
Operating expenses	239	241	(0.8)%	728	727	0.1%
Operating income	170	195	(12.8)%	516	536	(3.7)%
Interest expense	24	30	(20.0)%	73	93	(21.5)%
Loss on sale of business	14	—	#	14	—	#
Asset impairment charges	—	—	—	40	—	#
Income before income taxes	134	170	(21.2)%	395	453	(12.8)%
Income tax provision	45	61	(26.2)%	131	151	(13.2)%
Net income attributable to NASDAQ OMX	$89	$110	(19.1)%	$266	$306	(13.1)%
Diluted earnings per share	$0.52	$0.61	(14.8)%	$1.53	$1.70	(10.0)%

#	Denotes a variance equal to 100.0%.

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

•

Revenues less transaction rebates, brokerage, clearance and exchange fees decreased $27 million, or 6.2%, to $409 million in the third quarter of 2012, compared with $436 million in the same period in 2011, reflecting an operational decrease in revenues of $19 million and an unfavorable impact from foreign exchange of $8 million. The decrease in operational revenues was primarily due to a:

•	decrease in cash equity trading revenues less transaction rebates, brokerage, clearance and exchange fees of $19 million;

•	decrease in derivative trading and clearing revenues less transaction rebates, brokerage, clearance and exchange fees of $10 million, primarily related to U.S. operations, partially offset by;

•	increase in Issuer Services revenues of $5 million, primarily from Corporate Solutions revenues;

•	increase in Market Technology revenues of $2 million; and

•	increase in market data revenues of $2 million.

•

Revenues less transaction rebates, brokerage, clearance and exchange fees decreased $19 million, or 1.5%, to $1,244 million in the first nine months of 2012, compared with $1,263 million in the same period in 2011, reflecting an unfavorable impact from foreign exchange of $28 million, partially offset by an operational increase in revenues of $9 million. The increase in operational revenues was primarily due to an:

•	increase in market data revenues of $18 million;

•	increase in access services revenues of $13 million;

•	increase in other market services revenues of $10 million, primarily reflecting income from open positions relating to the operations of the Exchange;

•	increase in Issuer Services revenues of $9 million, primarily from Corporate Solutions and Global Index Group revenues;

•	increase in Market Technology revenues of $8 million, primarily from delivery project and license, support and facility management revenues, partially offset by;

•	decrease in cash equity trading revenues less transaction rebates, brokerage, clearance and exchange fees of $32 million, primarily related to U.S. operations; and

•	decrease in derivative trading and clearing revenues less transaction rebates, brokerage, clearance and exchange fees of $18 million, primarily related to U.S. operations.

•

Operating expenses decreased $2 million, or 0.8%, to $239 million in the third quarter of 2012, compared with $241 million in the same period in 2011, reflecting an increase in operating expenses of $3 million and a favorable impact from foreign exchange of $5 million. The operational increase in operating expenses was primarily due to restructuring actions taken during the second and third quarters of 2012 as well as increased professional and contract services expense, partially offset by decreased merger and strategic initiatives expense and lower compensation and benefits expense.

•

Operating expenses increased $1 million, or 0.1%, to $728 million in the first nine months of 2012, compared with $727 million in the same period in 2011, reflecting an increase in operating expenses of $18 million and a favorable impact from foreign exchange of $17 million. The operational increase in operating expenses was primarily due to restructuring actions taken during the first nine months of 2012, increased professional and contract services expense, as well as increased marketing and advertising expense, partially offset by decreased merger and strategic initiatives expense.

•

Interest expense decreased $6 million, or 20.0%, to $24 million in the third quarter of 2012, compared with $30 million in the same period in 2011, and decreased $20 million, or 21.5%, to $73 million in the first nine months of 2012, compared with $93 million in the same period in 2011. This decrease was primarily due to lower average outstanding debt obligations and lower interest rates in 2012.

•	In the third quarter of 2012, we sold IDCG and recorded a loss on the sale of $14 million. See “2012 Divestiture” of Note 4, “Acquisitions and Divestiture,” for further discussion.

•

In the first nine months of 2012, we recorded non-cash intangible asset impairment charges totaling $28 million related to certain acquired finite-lived intangible assets associated with technology ($19 million), customer relationships ($6 million), and certain trade names ($3 million), as well as an other-than-temporary impairment charge of $12 million related to our equity interest in EMCF.

•

Income tax provision decreased $16 million, or 26.2%, in the third quarter of 2012 and $20 million, or 13.2%, in the first nine months of 2012 compared with the same periods in 2011, primarily due to lower income before taxes.

These current and prior year items are discussed in more detail below.

NASDAQ OMX’s Operating Results

Key Drivers

The following table includes key drivers for our Market Services, Issuer Services and Market Technology segments. In evaluating the performance of our business, our senior management closely watches these key drivers.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Market Services
Cash Equity Trading
NASDAQ securities
Total average daily share volume (in billions)	1.66	2.18	1.75	2.08
Matched market share executed on NASDAQ	25.2%	28.0%	26.3%	27.9%
Matched market share executed on NASDAQ OMX BX	2.7%	2.5%	2.7%	1.9%
Matched market share executed on NASDAQ OMX PSX	1.2%	1.2%	1.4%	1.1%
Market share reported to the FINRA/NASDAQ Trade Reporting Facility	31.5%	28.6%	32.0%	31.1%
Total market share(1)	60.6%	60.2%	62.5%	61.9%
New York Stock Exchange, or NYSE, securities
Total average daily share volume (in billions)	3.39	4.78	3.72	4.41
Matched market share executed on NASDAQ	12.8%	14.3%	13.3%	13.4%
Matched market share executed on NASDAQ OMX BX	2.5%	2.5%	2.6%	2.2%
Matched market share executed on NASDAQ OMX PSX	0.6%	0.6%	0.7%	0.8%
Market share reported to the FINRA/NASDAQ Trade Reporting Facility	28.6%	25.6%	29.8%	27.7%
Total market share(1)	44.6%	43.0%	46.4%	44.0%
NYSE MKT and regional securities
Total average daily share volume (in billions)	0.94	1.80	1.08	1.48
Matched market share executed on NASDAQ	16.1%	19.9%	17.9%	18.6%
Matched market share executed on NASDAQ OMX BX	3.0%	2.1%	2.7%	1.9%
Matched market share executed on NASDAQ OMX PSX	1.5%	2.0%	2.0%	1.8%
Market share reported to the FINRA/NASDAQ Trade Reporting Facility	29.5%	24.2%	29.0%	25.4%
Total market share(1)	50.1%	48.2%	51.6%	47.7%
Total U.S.-listed securities
Total average daily share volume (in billions)	5.99	8.76	6.55	7.97
Matched share volume (in billions)	76.6	125.0	262.5	319.6
Matched market share executed on NASDAQ	16.8%	18.9%	17.5%	18.1%
Matched market share executed on NASDAQ OMX BX	2.7%	2.4%	2.6%	2.1%
Matched market share executed on NASDAQ OMX PSX	0.9%	1.1%	1.1%	1.0%
NASDAQ OMX Nordic and NASDAQ OMX Baltic securities
Average daily number of equity trades	284,764	422,658	341,138	362,170
Total average daily value of shares traded (in billions)	$3.2	$5.1	$4.0	$5.5
Total market share	68.5%	72.5%	68.9%	73.4%
Derivative Trading and Clearing
U.S. Equity Options
Total industry average daily volume (in millions)	13.8	18.5	14.9	17.2
NASDAQ OMX PHLX matched market share	21.4%	22.3%	21.1%	23.3%
The NASDAQ Options Market matched market share	5.2%	4.1%	5.3%	4.6%
NASDAQ OMX BX Options matched market share	0.7%	—	0.2%	—
NASDAQ OMX Nordic and NASDAQ OMX Baltic
Average Daily Volume:
Options, futures and fixed-income contracts	371,230	491,968	423,703	459,633
Finnish option contracts traded on Eurex	70,211	65,716	77,651	117,286
NASDAQ OMX Commodities
Clearing Turnover:
Power contracts (TWh)(2)	384	416	1,250	1,253
Carbon contracts (1000 tCO2)(2)	5,009	15,511	42,872	31,661

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Issuer Services
Initial public offerings
NASDAQ	17	16	53	63
Exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic	1	2	2	8
New listings
NASDAQ(3)	40	33	112	107
Exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic(4)	4	5	9	22
Number of listed companies
NASDAQ(5)	2,610	2,717	2,610	2,717
Exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic(6)	754	771	754	771
Market Technology
Order intake (in millions)(7)	$31	$35	$163	$97
Total order value (in millions)(8)	$523	$473	$523	$473

(1)	Includes transactions executed on NASDAQ’s, NASDAQ OMX BX’s and NASDAQ OMX PSX’s systems plus trades reported through the FINRA/NASDAQ Trade Reporting Facility.
(2)	Primarily transactions executed on Nord Pool and reported for clearing to NASDAQ OMX Commodities measured by TWh and one thousand metric tons of carbon dioxide (1000 tCO2).
(3)	New listings include IPOs, including those completed on a best efforts basis, issuers that switched from other listing venues, closed-end funds and separately listed ETFs.
(4)	New listings include IPOs and represent companies listed on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic and companies on the alternative markets of NASDAQ OMX First North.
(5)	Number of listed companies for NASDAQ at period end, including separately listed ETFs.
(6)	Represents companies listed on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic and companies on the alternative markets of NASDAQ OMX First North at period end.
(7)	Total contract value of orders signed during the period.
(8)

Represents total contract value of signed orders that are yet to be recognized as revenue. Market Technology deferred revenue, as discussed in Note 7, “Deferred Revenue” to the condensed consolidated financial statements, represents cash payments received that are yet to be recognized as revenue for these signed orders.

Segment Operating Results

Of our total third quarter of 2012 revenues less transaction rebates, brokerage, clearance and exchange fees of $409 million, 65.8% was from our Market Services segment, 22.7% was from our Issuer Services segment and 11.5% was from our Market Technology segment. Of our total third quarter 2011 revenues less transaction rebates, brokerage, clearance and exchange fees of $436 million, 68.8% was from our Market Services segment, 20.6% was from our Issuer Services segment and 10.6% was from our Market Technology segment.

Of our total first nine months of 2012 revenues less transaction rebates, brokerage, clearance and exchange fees of $1,244 million, 67.1% was from our Market Services segment, 22.0% was from our Issuer Services segment and 10.9% was from our Market Technology segment. Of our total first nine months of 2011 revenues less transaction rebates, brokerage, clearance and exchange fees of $1,263 million, 67.9% was from our Market Services segment, 21.4% was from our Issuer Services segment and 10.7% was from our Market Technology segment.

The following table shows our revenues by segment, cost of revenues for our Market Services segment and total revenues less transaction rebates, brokerage, clearance and exchange fees:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2012	2011		2012	2011
	(in millions)			(in millions)
Market Services	$603	$808	(25.4)%	$1,957	$2,190	(10.6)%
Cost of revenues	(334)	(508)	(34.3)%	(1,123)	(1,332)	(15.7)%

Market Services revenues less transaction rebates, brokerage, clearance and exchange fees	269	300	(10.3)%	834	858	(2.8)%
Issuer Services	93	90	3.3%	274	270	1.5%
Market Technology	47	46	2.2%	136	135	0.7%

Total revenues less transaction rebates, brokerage, clearance and exchange fees	$409	$436	(6.2)%	$1,244	$1,263	(1.5)%

MARKET SERVICES

The following table shows total revenues less transaction rebates, brokerage, clearance and exchange fees from our Market Services segment:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2012	2011		2012	2011
	(in millions)			(in millions)
Transaction Services
Cash Equity Trading Revenues:
U.S. cash equity trading(1)	$297	$481	(38.3)%	$1,011	$1,233	(18.0)%
Cost of revenues:
Transaction rebates	(193)	(327)	(41.0)%	(674)	(827)	(18.5)%
Brokerage, clearance and exchange fees(1)	(75)	(111)	(32.4)%	(245)	(288)	(14.9)%

Total U.S. cash equity cost of revenues	(268)	(438)	(38.8)%	(919)	(1,115)	(17.6)%

U.S. cash equity trading revenues less transaction rebates, brokerage, clearance and exchange fees	29	43	(32.6)%	92	118	(22.0)%
European cash equity trading	18	24	(25.0)%	60	71	(15.5)%

Total cash equity trading revenues less transaction rebates, brokerage, clearance and exchange fees	47	67	(29.9)%	152	189	(19.6)%

Derivative Trading and Clearing Revenues:
U.S. derivative trading and clearing(2)	110	121	(9.1)%	334	360	(7.2)%
Cost of revenues:
Transaction rebates	(57)	(63)	(9.5)%	(181)	(194)	(6.7)%
Brokerage, clearance and exchange fees(2)	(9)	(7)	28.6%	(23)	(23)	—

Total U.S. derivative trading and clearing cost of revenues	(66)	(70)	(5.7)%	(204)	(217)	(6.0)%

U.S. derivative trading and clearing revenues less transaction rebates, brokerage, clearance and exchange fees	44	51	(13.7)%	130	143	(9.1)%

European derivative trading and clearing	28	33	(15.2)%	86	96	(10.4)%

Total derivative trading and clearing revenues less transaction rebates, brokerage, clearance and exchange fees	72	84	(14.3)%	216	239	(9.6)%

Access Services Revenues	61	60	1.7%	179	167	7.2%

Total Transaction Services revenues less transaction rebates, brokerage, clearance and exchange fees	180	211	(14.7)%	547	595	(8.1)%

Market Data Revenues:
Net U.S. tape plans	28	30	(6.7)%	90	86	4.7%
U.S. market data products	38	33	15.2%	111	98	13.3%
European market data products	18	20	(10.0)%	60	63	(4.8)%

Total Market Data revenues	84	83	1.2%	261	247	5.7%

Broker Services Revenues	5	5	—	14	14	—
Other Market Services Revenues	—	1	#	12	2	#

Total Market Services revenues less transaction rebates, brokerage, clearance and exchange fees	$269	$300	(10.3)%	$834	$858	(2.8)%

#	Denotes a variance greater than or equal to 100.0%.
(1)

Includes Section 31 fees of $66 million in the third quarter of 2012, $92 million in the third quarter of 2011, $212 million in the first nine months of 2012 and $231 million in the first nine months of 2011. Section 31 fees are recorded as U.S. cash equity trading revenues with a corresponding amount recorded in cost of revenues.

(2)

Includes Section 31 fees of $8 million in the third quarter of 2012, $7 million in the third quarter of 2011, $22 million in the first nine months of 2012 and $20 million in the first nine months of 2011. Section 31 fees are recorded as U.S. derivative trading and clearing revenues with a corresponding amount recorded in cost of revenues.

Transaction Services

Transaction Services revenues less transaction rebates, brokerage, clearance and exchange fees decreased in both the third quarter and first nine months of 2012 compared with the same periods in 2011 primarily due to a decline in cash equity trading revenues less transaction rebates, brokerage, clearance, and exchange fees, a decline in derivative trading and clearing revenues less transaction rebates, brokerage, clearance and exchange fees, and an unfavorable impact from foreign exchange of $3 million in the third quarter of 2012 and $11 million in the first nine months of 2012. Partially offsetting the decrease in the first nine months of 2012 was an increase in access services revenues.

U.S. Cash Equity Trading Revenues

U.S. cash equity trading revenues less transaction rebates, brokerage, clearance and exchange fees decreased in both the third quarter and first nine months of 2012 compared with the same periods in 2011. The decrease in the third quarter of 2012 was primarily due to a decline in industry trading volumes and a decline in our matched market share. The decrease in the first nine months of 2012 was primarily due to a decline in industry trading volumes.

U.S. cash equity trading revenues decreased in both the third quarter and first nine months of 2012 compared with the same periods in 2011. The decrease in the third quarter of 2012 was primarily due to a decline in industry trading volumes, a decline in our matched market share, and a decrease in Section 31 pass-through fee revenues. The decrease in the first nine months 2012 was primarily due to a decline in industry trading volumes and a decrease in Section 31 pass-through fee revenues.

We record Section 31 fees as U.S. cash equity trading revenues with a corresponding amount recorded as cost of revenues. We are assessed these fees from the SEC and pass them through to our customers in the form of incremental fees. Pass-through fees can increase or decrease due to rate changes by the SEC, the percentage of overall industry trading volumes processed on our systems, and differences in actual dollar value of shares traded. Since the amount recorded in revenues is equal to the amount recorded in cost of revenues, there is no impact on our revenues less transaction rebates, brokerage, clearance and exchange fees. Section 31 fees were $66 million in the third quarter of 2012, $92 million in the third quarter of 2011, $212 million in the first nine months of 2012 and $231 million in the first nine months of 2011. The decrease in both the third quarter and first nine months of 2012 compared with the same periods in 2011 was primarily due to lower dollar value traded on the NASDAQ and NASDAQ OMX BX trading systems, partially offset by higher rates.

For NASDAQ and NASDAQ OMX PSX, we credit a portion of the per-share execution charge to the market participant that provides the liquidity and for NASDAQ OMX BX, we credit a portion of the per-share execution charge to the market participant that takes the liquidity. These transaction rebates decreased in both the third quarter and first nine months of 2012 compared with the same periods in 2011. The decrease in the third quarter of 2012 was primarily due to a decline in industry trading volumes and a decline in our matched market share. The decrease in the first nine months 2012 was primarily due to a decline in industry trading volumes.

Brokerage, clearance and exchange fees decreased in both the third quarter and first nine months of 2012 compared with the same periods in 2011. The decrease in the third quarter of 2012 is primarily due to a decrease in Section 31 pass-through fees and a decrease in the amount of volume routed by NASDAQ due to declines in industry trading volumes and market share. Brokerage, clearance and exchange fees decreased in the first nine months of 2012 compared with the same period in 2011 primarily due to a decrease in Section 31 pass-through fees and a decrease in the amount of volume routed by NASDAQ due to declines in industry trading volumes.

European Cash Equity Trading Revenues

European cash equity trading revenues include trading revenues from equity products traded on the NASDAQ OMX Nordic and NASDAQ OMX Baltic exchanges. European cash equity trading revenues decreased in both the third quarter and first nine months of 2012 compared with the same periods in 2011 primarily due to a decline in trading activity and an unfavorable impact from foreign exchange of $1 million in the third quarter of 2012 and $5 million in the first nine months of 2012.

U.S. Derivative Trading and Clearing Revenues

U.S. derivative trading and clearing revenues and U.S. derivative trading and clearing revenues less transaction rebates, brokerage, clearance and exchange fees decreased in both the third quarter and first nine months of 2012 compared with the same periods in 2011. The decreases were primarily due to a decline in industry trading volumes and a decline in market share on the NASDAQ OMX PHLX market, partially offset by an increase in revenue capture per traded contract, increases in market share on the NASDAQ Options Market and the inclusion of the NASDAQ OMX BX Options market, launched in June 2012.

Similar to U.S. cash equity trading, Section 31 fees are recorded as derivative trading and clearing revenues with a corresponding amount recorded as cost of revenues. We are assessed these fees from the SEC and pass them through to our customers in the form of incremental fees. Since the amount recorded in revenues is equal to the amount recorded in cost of revenues, there is no impact on our revenues less transaction rebates, brokerage, clearance and exchange fees. Section 31 fees were $8 million in the third quarter of 2012, $7 million in the third quarter of 2011, $22 million in the first nine months of 2012 and $20 million in the first nine months of 2011. The increase in both the third quarter and first nine months of 2012 compared with the same periods in 2011 was primarily due to an increase in rates, partially offset by a decrease in industry trading volumes.

Transaction rebates, in which we credit a portion of the per-share execution charge to the market participant, decreased in the third quarter and first nine months of 2012 compared with the same periods in 2011 primarily due to a decrease in industry trading volumes and a decrease in market share, partially offset by an increase in transaction capture rate.

Brokerage, clearance and exchange fees increased in the third quarter and were flat in the first nine months of 2012 compared with the same periods in 2011. The increase in the third quarter of 2012 was primarily due to an increase in Section 31 fees as discussed above.

European Derivative Trading and Clearing Revenues

European derivative trading and clearing revenues include trading and clearing revenues from derivative products traded on NASDAQ OMX Stockholm and NASDAQ OMX Copenhagen, clearing revenues from resale and repurchase agreements on NASDAQ OMX Nordic Clearing, revenues from NASDAQ OMX Commodities and trading and clearing revenues for energy, carbon and other commodity products. European derivative trading and clearing revenues decreased in both the third quarter and first nine months of 2012 compared with the same periods in 2011. The decreases were primarily due to lower trading activity for index options and futures contracts and an unfavorable impact from foreign exchange of $2 million in the third quarter of 2012 and $5 million in the first nine months of 2012.

The following table shows revenues from European derivative trading and clearing:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2012	2011		2012	2011
	(in millions)			(in millions)
European Derivative Trading and Clearing Revenues:
Options and futures contracts	$11	$16	(31.3)%	$34	$42	(19.0)%
Energy, carbon and other commodity products	12	11	9.1%	32	32	—
Fixed-income products	4	5	(20.0)%	16	17	(5.9)%
Other revenues and fees	1	1	—	4	5	(20.0)%

Total European Derivative Trading and Clearing revenues	$28	$33	(15.2)%	$86	$96	(10.4)%

Access Services Revenues

Access services revenues increased in both the third quarter and first nine months of 2012 compared with the same periods in 2011 primarily due to increased demand for services and revenues from new products.

Market Data

Market Data revenues increased in both the third quarter and first nine months of 2012 compared with the same periods in 2011. The increase in the third quarter of 2012 was primarily due to an increase in U.S. market data products revenues, partially offset by declines in net U.S. tape plans revenues and European market data products revenues. The increase in the first nine months of 2012 was primarily due to increases in U.S. market data products revenues and net U.S. tape plans revenues, partially offset by a decline in European market data products revenues.

The increase in U.S. market data products revenues in both the third quarter and first nine months of 2012 compared with the same periods in 2011 was primarily due to higher customer demand for proprietary data products and pricing changes.

The decrease in net U.S. tape plans revenues in the third quarter of 2012 compared with the same period in 2011 was primarily due to lower subscribers and a reduction in our quoting market share. The increase in the first nine months of 2012 compared with the same period in 2011 was primarily due to an increase in our quoting market share.

The decrease in European market data products in the third quarter of 2012 compared with the same period in 2011 was primarily due to a decline in user populations and an unfavorable impact from foreign exchange of $1 million. The decrease in the first nine months of 2012 compared with the same period in 2011 was primarily due to an unfavorable impact from foreign exchange of $4 million and a decline in user populations, partially offset by an increase in audit collections.

Other Market Services

Other Market Services revenues decreased slightly in the third quarter of 2012 compared with the same period in 2011 and increased in the first nine months of 2012 compared with the same period in 2011. The increase in the first nine months of 2012 was primarily due to an increase in income from open positions relating to the operations of the Exchange.

ISSUER SERVICES

The following table shows revenues from our Issuer Services segment:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2012	2011		2012	2011
	(in millions)			(in millions)
Global Listing Services Revenues:
Annual renewal	$28	$30	(6.7)%	$84	$87	(3.4)%
Listing of additional shares	10	10	—	29	30	(3.3)%
Initial listing	5	5	—	15	16	(6.3)%

Total U.S. listing services	43	45	(4.4)%	128	133	(3.8)%
European listing services	12	14	(14.3)%	37	42	(11.9)%
Corporate Solutions	24	18	33.3%	66	56	17.9%

Total Global Listing Services revenues	79	77	2.6%	231	231	—
Global Index Group Revenues	14	13	7.7%	43	39	10.3%

Total Issuer Services revenues	$93	$90	3.3%	$274	$270	1.5%

Global Listing Services

Global Listing Services revenues increased in the third quarter and were flat in the first nine months of 2012 compared with the same periods in 2011. In the third quarter of 2012, the increase in Corporate Solutions revenues was partially offset by decreases in total U.S. listing services and European listing services revenues.

Annual renewal revenues decreased in both the third quarter and first nine months of 2012 compared with the same periods in 2011 primarily due to declines in the number of listed companies. Annual renewal revenues are recognized ratably over a 12-month period.

European listing services revenues decreased in both the third quarter and first nine months of 2012 compared with the same periods in 2011. The decreases were primarily due to a decrease in the number of listed companies from 771 as of September 30, 2011 to 754 as of September 30, 2012, and an unfavorable impact from foreign exchange of $1 million in the third quarter of 2012 and $3 million in the first nine months of 2012. European listing services revenues are recognized ratably over a three or twelve month billing period.

Corporate Solutions revenues increased in both the third quarter and first nine months of 2012 compared with the same periods in 2011 primarily due to revenues from BWise, which was acquired in May 2012, and Glide Technologies, which was acquired in October 2011, as well as expanded customer utilization of Shareholder.com, GlobeNewswire and Directors Desk. The increases were partially offset by an unfavorable impact from foreign exchange of $1 million in the third quarter of 2012 and $2 million in the first nine months of 2012.

Global Index Group

Global Index Group revenues increased in both the third quarter and first nine months of 2012 compared with the same periods in 2011 primarily due to an increase in the number of, and underlying assets associated with, NASDAQ OMX-licensed ETFs and other financial products due to product growth and newly executed product licenses.

MARKET TECHNOLOGY

The following table shows revenues from our Market Technology segment:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2012	2011		2012	2011
	(in millions)			(in millions)
Market Technology Revenues:
License, support and facility management	$27	$28	(3.6)%	$83	$86	(3.5)%
Delivery project	7	6	16.7%	21	18	16.7%
Change request, advisory and broker surveillance	13	12	8.3%	32	31	3.2%

Total Market Technology revenues	$47	$46	2.2%	$136	$135	0.7%

Market Technology revenues increased in the third quarter of 2012 compared with the same period in 2011 primarily due to operational increases in delivery project revenues and change request, advisory and broker surveillance revenues, partially offset by an unfavorable impact from foreign exchange of $1 million. Market Technology revenues increased in the first nine months of 2012 compared with the same period in 2011 primarily due to operational increases in delivery project revenues, license, support and facility management revenues and change request, advisory and broker surveillance revenues, partially offset by an unfavorable impact from foreign exchange of $7 million.

License, Support and Facility Management Revenues

License, support and facility management revenues decreased in both the third quarter and first nine months of 2012 compared with the same periods in 2011 primarily due to an unfavorable impact from foreign exchange of $1 million in the third quarter and $5 million in the first nine months of 2012. Partially offsetting the decrease in the first nine months of 2012 was increased customer demand.

Delivery Project Revenues

Delivery project revenues increased in both the third quarter and first nine months of 2012 compared with the same periods in 2011 primarily due to the recognition of previously deferred revenues in the current periods, partially offset by an unfavorable impact from foreign exchange of $1 million in the first nine months of 2012. Delivery project revenues are derived from the system solutions developed and sold by NASDAQ OMX. Total revenues, as well as costs incurred, are typically deferred until the customization and any significant modifications are completed and are then recognized over the post-contract support period.

Total Order Value

As of September 30, 2012, total order value, which represents the total contract value of signed orders that are yet to be recognized as revenues, was $523 million compared with $473 million as of September 30, 2011. Market Technology deferred revenue of $141 million, which is included in this amount, represents cash payments received that are yet to be recognized as revenue for these signed orders. See Note 7, “Deferred Revenue,” to the condensed consolidated financial statements for further discussion. The recognition and timing of these revenues depends on many factors, including those that are not within our control. As such, the following table of Market Technology revenues to be recognized in the future represents our best estimate:

Total Order Value
(in millions)
Fiscal year ended:
2012(1)	$39
2013	157
2014	115
2015	86
2016	64
2017 and thereafter	62

Total	$523

(1)	Represents revenues that are anticipated to be recognized over the remaining three months of 2012.

Expenses

Operating Expenses

The following table shows our operating expenses:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2012	2011		2012	2011
	(in millions)			(in millions)
Compensation and benefits	$113	$118	(4.2)%	$338	$345	(2.0)%
Marketing and advertising	6	4	50.0%	20	15	33.3%
Depreciation and amortization	26	28	(7.1)%	77	81	(4.9)%
Professional and contract services	24	21	14.3%	69	60	15.0%
Computer operations and data communications	18	17	5.9%	51	50	2.0%
Occupancy	22	23	(4.3)%	67	68	(1.5)%
Regulatory	8	9	(11.1)%	26	26	—
Merger and strategic initiatives	(3)	3	#	—	38	#
Restructuring charges	10	—	#	36	—	#
General, administrative and other	15	18	(16.7)%	44	44	—

Total operating expenses	$239	$241	(0.8)%	$728	$727	0.1%

#	Denotes a variance greater than or equal to 100.0%.

Total operating expenses decreased $2 million in the third quarter of 2012 compared with the same period in 2011, reflecting a favorable impact from foreign exchange of $5 million, partially offset by an increase in operating expenses of $3 million. Total operating expenses increased $1 million in the first nine months of 2012 compared with the same period in 2011, reflecting an increase in operating expenses of $18 million, partially offset by a favorable impact from foreign exchange of $17 million. The operational increases in both the third quarter and first nine months of 2012 were primarily due to restructuring actions taken during 2012, increases in professional and contract services expense and marketing and advertising expense, partially offset by a decrease in merger and strategic initiatives expense.

Compensation and benefits expense decreased in both the third quarter and first nine months of 2012 compared with the same periods in 2011. A favorable impact from foreign exchange of $2 million in the third quarter and $8 million in the first nine months of 2012 and lower compensation expense reflecting reduced financial performance and restructuring activities were partially offset by an increase in salary expense, primarily due to our acquisitions of BWise in May 2012 and Glide Technologies in October 2011. Headcount, including staff employed at consolidated entities where we have a controlling financial interest, increased to 2,503 employees at September 30, 2012 from 2,381 employees at September 30, 2011. The increase in headcount in 2012 compared with 2011 was primarily due to our acquisitions of BWise and Glide Technologies, partially offset by workforce reductions of 189 positions across our organization related to restructuring actions in the first nine months of 2012. See Note 3, “Restructuring Charges,” to the condensed consolidated financial statements for a discussion of our restructuring charges incurred in the third quarter and first nine months of 2012.

Marketing and advertising expense increased in both the third quarter and first nine months of 2012 compared with the same periods in 2011 primarily due to increased brand advertising primarily featuring listed issuers.

Professional and contract services expense increased in both the third quarter and first nine months of 2012 compared with the same periods in 2011 primarily due to costs incurred for special legal expenses, as well as incremental spending for professional and contract services, partially offset by a favorable impact from foreign exchange of $1 million in the third quarter and $2 million in the first nine months of 2012.

Merger and strategic initiatives was a net gain of $3 million in the third quarter of 2012 compared with an expense of $3 million in the third quarter of 2011 and was an expense of $38 million in the first nine months of 2011. The net gain in the third quarter primarily relates to a gain on our acquisition of NOS Clearing in July 2012, partially offset by costs related to recent acquisitions and other strategic initiatives. The costs in the third quarter and first nine months of 2011 primarily related to costs incurred for advisors, bank commitment fees, legal and other professional services related to our joint proposal to acquire NYSE Euronext, as well as costs related to acquisitions and other strategic initiatives. For the first nine months of 2012, costs related to acquisitions and other strategic initiatives were offset by the gain recognized on our acquisition of NOS Clearing.

Restructuring charges were $10 million in the third quarter of 2012 and $36 million in the first nine months of 2012. See Note 3, “Restructuring Charges,” to the condensed consolidated financial statements for a discussion of our restructuring charges recorded during 2012. Cash expenditures for severance and other charges necessary to execute our restructuring actions were $6 million in the third quarter of 2012 and $14 million in the first nine months of 2012. Such expenditures, primarily for severance and other charges, have been funded with operating cash flows. Our restructuring actions are currently expected to generate pre-tax savings of approximately $25 million through 2012 principally from planned workforce reductions.

Non-operating Income and Expenses

The following table shows our non-operating income and expenses:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2012	2011		2012	2011
	(in millions)			(in millions)
Interest income	$2	$3	(33.3)%	$6	$8	(25.0)%
Interest expense	(24)	(30)	(20.0)%	(73)	(93)	(21.5)%

Net interest expense	(22)	(27)	(18.5)%	(67)	(85)	(21.2)%
Loss on sale of business	(14)	—	#	(14)	—	#
Asset impairment charges	—	—	—	(40)	—	#
Dividend and investment income	—	1	#	—	—	—
Income from unconsolidated investees, net	—	1	#	—	2	#

Total non-operating expenses	$(36)	$(25)	44.0%	$(121)	$(83)	45.8%

#	Denotes a variance greater than or equal to 100.0%.

Total non-operating expenses increased in both the third quarter and first nine months of 2012 compared with the same periods in 2011 primarily due to the loss on sale of business, as well as asset impairment charges in the first nine months of 2012, partially offset by a decrease in interest expense.

Interest Expense

Interest expense decreased in the third quarter and first nine months of 2012 compared with the same periods in 2011 due to lower average outstanding debt obligations in 2012 primarily resulting from the extinguishment of $335 million of our 2.50% convertible notes in the fourth quarter of 2011 as well as lower average interest rates. See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion of our debt obligations.

Interest expense for the third quarter of 2012 was $24 million, and was comprised of $19 million of interest expense, $2 million of non-cash expense associated with accretion of debt discounts, $1 million of non-cash debt issuance amortization expense, and $2 million of other bank and investment-related fees. Interest expense for the third quarter of 2011 was $30 million, and was comprised of $23 million of interest expense, $4 million of non-cash expense associated with accretion of debt discounts, $2 million of non-cash debt issuance amortization expense, and $1 million of other bank and investment-related fees.

Interest expense for the first nine months of 2012 was $73 million, and was comprised of $64 million of interest expense, $3 million of non-cash expense associated with accretion of debt discounts, $2 million of non-cash debt issuance amortization expense, and $4 million of other bank and investment-related fees. Interest expense for the first nine months 2011 was $93 million, and was comprised of $74 million of interest expense, $12 million of non-cash expense associated with accretion of debt discounts, $5 million of non-cash debt issuance amortization expense, and $2 million of other bank and investment-related fees.

Loss on sale of business

In August 2012, we sold IDCG and recorded a loss on the sale of $14 million. See “2012 Divestiture” of Note 4, “Acquisitions and Divestiture,” for further discussion.

Asset Impairment Charges

In the second quarter of 2012, we recorded non-cash intangible asset impairment charges totaling $28 million related to certain acquired finite-lived intangible assets associated with technology ($19 million), customer relationships ($6 million), and certain trade names ($3 million). See “Intangible Asset Impairment Charges,” of Note 5, “Goodwill and Purchased Intangible Assets,” to the condensed consolidated financial statements for further discussion. In the first quarter of 2012, we also recorded a non-cash other-than-temporary impairment charge of $12 million related to our equity interest in EMCF. See “Equity Method Investments,” of Note 6, “Investments,” to the condensed consolidated financial statements for further discussion.

Income Taxes

NASDAQ OMX’s income tax provision was $45 million in the third quarter of 2012 and $131 million in the first nine months of 2012 compared with $61 million in the third quarter of 2011 and $151 million in the first nine months of 2011. The overall effective tax rate was 34% in the third quarter of 2012 and 33% in the first nine months of 2012 compared with 36% in the third quarter of 2011 and 33% in the first nine months of 2011. The lower effective tax rate in the third quarter of 2012 when compared with the same period in 2011 was primarily due to an increase to NASDAQ OMX’s 2011 tax provision due to changes in tax laws in certain jurisdictions where NASDAQ OMX operates. Furthermore, in the third quarter of 2011, we recorded significant adjustments due to provision to tax return adjustments related to our 2010 tax return liabilities and a corresponding effect on deferred tax liabilities, both which increased NASDAQ OMX’s tax provision.

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

NASDAQ OMX and its eligible subsidiaries file a consolidated U.S. federal income tax return and applicable state and local income tax returns and non-U.S. income tax returns. Federal income tax returns for the years 2007 through 2010 are currently under audit by the Internal Revenue Service. Several state tax returns are currently under examination by the respective tax authorities for the years 2000 through 2009 and we are subject to examination for 2010 and 2011. Non-U.S. tax returns are subject to review by the respective tax authorities for the years 2003 through 2011. We anticipate that the amount of unrecognized tax benefits at September 30, 2012 will significantly decrease in the next twelve months as we expect to settle certain tax audits. The final outcome of such audits cannot yet be determined. We anticipate that such adjustments will not have a material impact on our financial position or results of operations.

In the fourth quarter of 2010, we received an appeal from the Finnish Tax Authority in which such authority challenges certain interest expense deductions claimed by NASDAQ OMX in Finland for the year 2008. The appeal also demands certain penalties be paid with regard to the company’s tax return filing position. In October 2012 the Finnish Appeals Board disagreed with the company’s tax return filing position, even though such tax return position with respect to this deduction was previously reviewed and approved by the Finnish Tax Authority. NASDAQ OMX has decided to appeal the ruling by the Finnish Appeals Board to the Finnish Administrative Court. If the Finnish Administrative Court agrees with the Finnish Appeals Board, additional tax and penalties for the years 2008-2011 and for the nine months ended September 30, 2012 would total approximately $27 million. We expect the Finnish Administrative Court to agree with our position and, as such, believe it is unlikely NASDAQ OMX will be assessed any additional tax and penalties. Through September 30, 2012, we have recorded the tax benefits associated with the filing position.

Non-GAAP Financial Measures

In addition to disclosing results determined in accordance with U.S. GAAP, we have also provided non-GAAP net income attributable to NASDAQ OMX and non-GAAP diluted earnings per share. Management uses this non-GAAP information internally, along with U.S. GAAP information, in evaluating our performance and in making financial and operational decisions.

We believe our presentation of these measures provides investors with greater transparency and supplemental data relating to our financial condition and results of operations. In addition, we believe the presentation of these measures is useful to investors for period-to-period comparison of results as the items described below do not reflect operating performance. These measures are not in accordance with, or an alternative to, U.S. GAAP, and may be different from non-GAAP measures used by other companies. Investors should not rely on any single financial measure when evaluating our business. We recommend investors review the U.S. GAAP financial measures included in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the notes thereto. When viewed in conjunction with our U.S. GAAP results and the accompanying reconciliation, we believe these non-GAAP measures provide greater transparency and a more complete understanding of factors affecting our business than U.S. GAAP measures alone. Our management uses these measures to evaluate operating performance, and management decisions during the reporting period are made by excluding certain items that we believe have less significance on, or do not impact, the day-to-day performance of our business. We understand that analysts and investors regularly rely on non-GAAP financial measures, such as non-GAAP net income and non-GAAP diluted earnings per share, to assess operating performance. We use non-GAAP net income attributable to NASDAQ OMX and non-GAAP diluted earnings per share because they more clearly highlight trends in our business that may not otherwise be apparent when relying solely on U.S. GAAP financial measures, since these measures eliminate from our results specific financial items that have less bearing on our operating performance. Non-GAAP net income attributable to NASDAQ OMX for the periods presented below is calculated by adjusting net income attributable to NASDAQ OMX for charges or gains related to acquisition and divestiture transactions, integration activities related to acquisitions, other significant infrequent charges or gains and their related income tax effects that are not part of our core business. We do not believe these items are representative of our future operating performance since these charges were not consistent with our normal operating performance.

Non-GAAP adjustments for the three months ended September 30, 2012 primarily related to the following:

(i) loss on sale of business of $14 million related to the sale of IDCG, (ii) restructuring charges related to facilities-related charges of $5 million, workforce reductions of $4 million, and $1 million of other charges, (iii) special legal expenses of $4 million,

(iv) a net gain of $3 million in merger and strategic initiatives from our acquisition of NOS Clearing in July 2012, partially offset by costs related to recent acquisitions and other strategic initiatives, (v) adjustment to the income tax provision to reflect these non-GAAP adjustments, and (vi) tax adjustments, net due to provision to tax return adjustments related to our 2011 tax return liabilities which resulted in an increase to the tax provision.

Non-GAAP adjustments for the three months ended September 30, 2011 primarily related to the following:

(i) merger and strategic initiatives costs of $3 million primarily related to acquisitions and other strategic initiatives, (ii) extinguishment of debt costs of $6 million primarily due to the write-off of the remaining unamortized balance of debt issuance costs related to our $700 million senior unsecured term loan facility, (iii) adjustment to the income tax provision to reflect these non-GAAP adjustments, and (iv) significant tax adjustments, net due to provision to tax return adjustments related to our 2010 tax return liabilities and a corresponding effect on deferred tax liabilities which resulted in an increase to the tax provision.

Non-GAAP adjustments for the nine months ended September 30, 2012 primarily related to the following:

(i) income from open positions relating to the operations of the Exchange of $11 million, (ii) loss on sale of business of $14 million related to the sale of IDCG, (iii) intangible asset impairment charges of $28 million as well as an other-than-temporary impairment charge related to our equity method investment in EMCF of $12 million, (iv) restructuring charges related to workforce reductions of $18 million, facilities-related charges of $10 million, asset impairment charges of $6 million and $2 million of other charges, (v) special legal expenses of $4 million, (vi) merger and strategic initiatives costs related to recent acquisitions and other strategic initiatives, net of gain on acquisition of NOS Clearing, (vii) adjustment to the income tax provision to reflect these non-GAAP adjustments, and (viii) significant tax adjustments, net due to adjustments related to our 2005-2011 tax return liabilities which resulted in an increase to the tax provision and a permanent tax benefit associated with certain taxable foreign exchange revaluation losses which are not reflected in pre-tax earnings.

Non-GAAP adjustments for the nine months ended September 30, 2011 primarily related to the following:

(i) merger and strategic initiatives costs of $38 million, primarily costs for advisors, bank commitment fees, legal and other professional services related to our joint proposal to acquire NYSE Euronext, as well as costs related to acquisitions and other strategic initiatives and (ii) extinguishment of debt costs of $6 million primarily due to the write-off of the remaining unamortized balance of debt issuance costs related to our $700 million senior unsecured term loan facility, (iii) adjustment to the income tax provision to reflect these non-GAAP adjustments, and (iv) significant tax adjustments, net due to provision to tax return adjustments related to our 2010 tax return liabilities and a corresponding effect on deferred tax liabilities which resulted in an increase to the tax provision.

The following table reconciles GAAP net income attributable to NASDAQ OMX and diluted earnings per share to non-GAAP net income attributable to NASDAQ OMX and diluted earnings per share for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011
	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
	(in millions, except share and per share amounts)
GAAP net income attributable to NASDAQ OMX and diluted earnings per share	$89	$0.52	$110	$0.61

Non-GAAP adjustments:
Loss on sale of business	14	0.08	—	—
Restructuring charges	10	0.06	—	—
Special legal expenses	4	0.02	—	—
Merger and strategic initiatives	(3)	(0.02)	3	0.02
Extinguishment of debt	—	—	6	0.03
Adjustment to the income tax provision to reflect non-GAAP adjustments(1)	(10)	(0.05)	(3)	(0.02)
Significant tax adjustments, net	1	0.01	5	0.03

Total non-GAAP adjustments, net of tax	16	0.10	11	0.06

Non-GAAP net income attributable to NASDAQ OMX and diluted earnings per share	$105	$0.62	$121	$0.67

Weighted-average common shares outstanding for diluted earnings per share		170,519,566		180,924,442

(1)	We determine the tax effect of each item based on the tax rules in the respective jurisdiction where the transaction occurred.

The following table reconciles GAAP net income attributable to NASDAQ OMX and diluted earnings per share to non-GAAP net income attributable to NASDAQ OMX and diluted earnings per share for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
	(in millions, except share and per share amounts)
GAAP net income attributable to NASDAQ OMX and diluted earnings per share	$266	$1.53	$306	$1.70

Non-GAAP adjustments:
Income from open positions relating to the operations of the Exchange	(11)	(0.06)	—	—
Loss on sale of business	14	0.08	—	—
Asset impairment charges	40	0.23	—	—
Restructuring charges	36	0.21	—	—
Special legal expenses	4	0.02	—	—
Merger and strategic initiatives	—	—	38	0.21
Extinguishment of debt	—	—	6	0.03
Other	2	0.01	3	0.01
Adjustment to the income tax provision to reflect non-GAAP adjustments(1)	(26)	(0.15)	(15)	(0.08)
Significant tax adjustments, net	(2)	(0.01)	5	0.03

Total non-GAAP adjustments, net of tax	57	0.33	37	0.20

Non-GAAP net income attributable to NASDAQ OMX and diluted earnings per share	$323	$1.86	$343	$1.90

Weighted-average common shares outstanding for diluted earnings per share		173,508,642		180,317,010

(1)	We determine the tax effect of each item based on the tax rules in the respective jurisdiction where the transaction occurred.

Liquidity and Capital Resources

While global markets and economic conditions continue to improve from adverse levels experienced during the past several years, investors and lenders remain cautious about the pace of the global economic recovery. This lack of confidence in the prospects for growth could result in sporadic increases in market volatility and lackluster trading volumes, which could in turn affect our ability to obtain additional funding from lenders. Currently, we believe our cost and availability of funding remain healthy.

Historically, we have funded our operating activities and met our commitments through cash generated by operations, augmented by the periodic issuance of our common stock in the capital markets and by issuing debt obligations. In addition to these cash sources, we have a $750 million revolving credit commitment (including a swingline facility and letter of credit facility) under our 2011 Credit Facility. As of September 30, 2012, $624 million is available under the revolving credit commitment. See “2011 Credit Facility,” of Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion.

In the near term, we expect that our operations will provide sufficient cash to fund our operating expenses, capital expenditures, debt repayments, share repurchases, dividends, and severance and other costs related to restructuring actions. Working capital (calculated as current assets less current liabilities) was $524 million at September 30, 2012, compared with $543 million at December 31, 2011.

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

Financial Assets

The following table summarizes our financial assets:

	September 30, 2012	December 31, 2011
	(in millions)
Cash and cash equivalents	$438	$506
Restricted cash	81	34
Non-current restricted cash	25	97
Financial investments, at fair value	157	279

Total financial assets	$701	$916

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash in banks and all non-restricted highly liquid investments with original maturities of three months or less at the time of purchase. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy, and alternative investment choices. As of September 30, 2012, our cash and cash equivalents of $438 million were primarily invested in money market funds. In the long-term, we may use both internally generated funds and external sources to satisfy our debt obligations and other long-term liabilities. Cash and cash equivalents as of September 30, 2012 decreased $68 million from December 31, 2011 primarily due to net cash used in investing and financing activities, partially offset by net cash provided by operating activities. See “Cash Flow Analysis” below for further discussion.

Current restricted cash, which was $81 million as of September 30, 2012 and $34 million as of December 31, 2011, is not available for general use by us due to regulatory and other requirements and is classified as restricted cash in the Condensed Consolidated Balance Sheets. As of September 30, 2012 and December 31, 2011, current restricted cash primarily includes cash held for regulatory purposes at NASDAQ OMX Stockholm and NOS Clearing. Non-current restricted cash was $25 million at September 30, 2012 compared with $97 million at December 31, 2011. The decline in non-current restricted cash is primarily due to the release of restricted cash due to the sale of IDCG in August 2012. Non-current restricted cash at September 30, 2012 is segregated for NOCC to improve its liquidity position, which is not available for general use.

Repatriation of Cash

Our cash and cash equivalents held outside of the U.S. in various foreign subsidiaries totaled $210 million as of September 30, 2012 and $158 million as of December 31, 2011. The remaining balance held in the U.S. totaled $228 million as of September 30, 2012 and $348 million of December 31, 2011.

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

During the first nine months of 2012, we repurchased 9,443,157 shares of our common stock at an average price of $23.83, for an aggregate purchase price of $225 million, completing the share repurchase program authorized in the fourth quarter of 2011. The shares repurchased under the share repurchase program are available for general corporate purposes. As of September 30, 2012, the remaining amount for share repurchases under the program authorized in the third quarter of 2012 was $275 million.

Cash Dividends on Common Stock

In June 2012 and September 2012, we paid quarterly cash dividends of $0.13 per share on our outstanding common stock. See “Cash Dividends on Common Stock,” of Note 12, “NASDAQ OMX Stockholders’ Equity,” to the condensed consolidated financial statements for further discussion of the dividend.

In October 2012, pursuant to delegated authority, the finance committee of the board of directors declared a regular quarterly cash dividend of $0.13 per share on our outstanding common stock. The dividend is payable on December 28, 2012 to shareholders of record at the close of business on December 14, 2012. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by the board of directors.

Financial Investments, at Fair Value

Our financial investments, at fair value totaled $157 million as of September 30, 2012 and $279 million as of December 31, 2011 and are primarily comprised of trading securities, mainly Swedish government debt securities. Of these securities, $98 million as of September 30, 2012 and $212 million as of December 31, 2011 are restricted assets to meet regulatory capital requirements, primarily for clearing operations at NASDAQ OMX Nordic Clearing. This balance also includes our available-for-sale investment security in DFM valued at $21 million as of September 30, 2012 and $18 million as of December 31, 2011. See Note 6, “Investments,” to the condensed consolidated financial statements for further discussion of our trading securities and available-for-sale investment security.

Debt Obligations

The following table summarizes our debt obligations by contractual maturity:

	Maturity Date	September 30, 2012	December 31, 2011
		(in millions)
3.75% convertible notes (net of discount)(1)	October 2012	$—	$—
2.50% convertible senior notes	August 2013	90	88
4.00% senior unsecured notes (net of discount)	January 2015	399	399
$1.2 billion senior unsecured five-year credit facility:
$450 million senior unsecured term loan facility	September 2016	405	439
$750 million revolving credit commitment	September 2016	126	226
5.25% senior unsecured notes (net of discount)	January 2018	368	367
5.55% senior unsecured notes (net of discount)	January 2020	598	598

Total debt obligations		1,986	2,117
Less current portion		(45)	(45)

Total long-term debt obligations		$1,941	$2,072

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

In addition to the $750 million revolving credit commitment, we also have other credit facilities related to our clearinghouses in order to meet liquidity and regulatory requirements. At September 30, 2012, these credit facilities, which are available in multiple currencies, primarily Swedish Krona, totaled $276 million ($215 million in available liquidity and $61 million to satisfy regulatory requirements), none of which was utilized. At December 31, 2011, these credit facilities totaled $447 million ($206 million in available liquidity and $241 million to satisfy regulatory requirements), none of which was utilized.

At September 30, 2012, we were in compliance with the covenants of all of our debt obligations.

Clearing and Broker-Dealer Net Capital Requirements

Clearing Operations Regulatory Capital Requirements

We are required to maintain minimum levels of regulatory capital for our clearing operations for NASDAQ OMX Nordic Clearing and NOS Clearing. The level of regulatory capital required to be maintained is dependent upon many factors, including market conditions and creditworthiness of the counterparty. At September 30, 2012, our required regulatory capital consisted of $76 million of Swedish government debt securities, that are included in financial investments, at fair value in the Condensed Consolidated Balance Sheets and $44 million of cash that is included in restricted cash in the Condensed Consolidated Balance Sheets.

In addition, we have available credit facilities of $61 million which can be utilized to satisfy our regulatory capital requirements. See “Debt Obligations” above for further discussion.

Broker-Dealer Net Capital Requirements

Our broker-dealer subsidiaries, Nasdaq Execution Services and NASDAQ Options Services, are subject to regulatory requirements intended to ensure their general financial soundness and liquidity. These requirements obligate these subsidiaries to comply with minimum net capital requirements. At September 30, 2012, Nasdaq Execution Services was required to maintain minimum net capital of $0.3 million and had total net capital of approximately $10.8 million, or $10.5 million in excess of the minimum amount required. At September 30, 2012, NASDAQ Options Services also was required to maintain minimum net capital of $0.3 million and had total net capital of approximately $3.2 million, or $2.9 million in excess of the minimum amount required.

Other Capital Requirements

NASDAQ Options Services also is required to maintain a $2 million minimum level of net capital under our clearing arrangement with The Options Clearing Corporation, or OCC.

Cash Flow Analysis

The following table summarizes the changes in cash flows:

	Nine Months Ended September 30,		Percentage Change
	2012	2011
	(in millions)
Net cash provided by (used in):
Operating activities	$356	$436	(18.3)%
Investing activities	(27)	(96)	(71.9)%
Financing activities	(403)	(105)	#
Effect of exchange rate changes on cash and cash equivalents	6	(7)	#

Net increase (decrease) in cash and cash equivalents	(68)	228	#
Cash and cash equivalents at the beginning of period	506	315	60.6%

Cash and cash equivalents at the end of period	$438	$543	(19.3)%

#	Denotes a variance greater than 100.0%.

Net Cash Provided by Operating Activities

The following items impacted our net cash provided by operating activities for the nine months ended September 30, 2012:

•	Net income of $264 million, plus:

•

Non-cash items of $171 million comprised primarily of $77 million of depreciation and amortization expense, $40 million related to asset impairment charges, $34 million of share-based compensation expense, $15 million of restructuring charges, and a loss on sale of business of $14 million, partially offset by deferred income taxes of $20 million.

•	Decrease in other assets of $62 million primarily due to the release of restricted cash resulting from the sale of IDCG.

•	Increase in deferred revenue of $37 million mainly due to Global Listing Services’ annual billings.

•

Increase in other liabilities of $10 million primarily reflecting an increase in reserves related to uncertain tax positions and an increase in the restructuring reserve, partially offset by the utilization of sub-lease reserve balances.

Partially offset by a:

•	Decrease in Section 31 fees payable to the SEC of $82 million primarily due to the timing of payments which are made twice a year in September and March.

•	Decrease in accrued personnel costs of $55 million primarily due to the payment of our 2011 incentive compensation in the first quarter of 2012, partially offset by the 2012 accrual.

•

Increase in receivables, net of $26 million primarily due to an increase in receivables across multiple businesses relating to timing of collections and activity, partially offset by a decrease in income tax receivables.

•	Decrease in accounts payable and accrued expenses of $25 million reflecting the timing of payments primarily related to interest payable on our debt obligations.

The following items impacted our net cash provided by operating activities for the nine months ended September 30, 2011:

•	Net income of $302 million, plus:

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

•	Increase in deferred revenue of $20 million mainly due to Global Listing Services’ annual billings.

•	Increase in other liabilities of $15 million primarily reflecting an increase in accrued taxes payable and increases related to customer cash margin accounts held at IDCG and NOCC.

Partially offset by a:

•	Decrease in Section 31 fees payable to SEC of $52 million mainly due to the timing of payments which are made twice a year in September and March, partially offset by higher fee rates in 2011.

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

Net Cash Used in Investing Activities

Net cash used in investing activities in the first nine months of 2012 primarily consisted of purchases of trading securities, cash used for acquisitions and purchases of property and equipment, partially offset by proceeds from sales and redemptions of trading securities.

Net cash used in investing activities in the first nine months of 2011 primarily consisted of purchases of trading securities and property and equipment, partially offset by proceeds from sales and redemptions of trading securities.

Net Cash Used in Financing Activities

Net cash used in financing activities in the first nine months of 2012 primarily consisted of $225 million of cash used in connection with our share repurchase program, an optional prepayment of $100 million on our revolving credit commitment, required quarterly principal payments totaling $34 million related to our 2016 Term Loan, and $43 million related to cash dividends paid on our common stock.

Net cash used in financing activities in the first nine months of 2011 primarily consisted of the repayment of $570 million on our prior term loans, partially offset by $450 million in proceeds received from the issuance of the 2016 Term Loan. In the first half of 2011, we made required quarterly principal payments totaling $70 million, as well as an optional principal payment of $50 million, on our prior term loans. In September 2011, we applied the proceeds received of $450 million from the 2016 Term Loan to repay the remaining $450 million principal amount outstanding on our prior term loans.

Contractual Obligations and Contingent Commitments

NASDAQ OMX has contractual obligations to make future payments under debt obligations based on contract maturity, minimum rental commitments under non-cancelable operating leases, net and other obligations. The following table shows these contractual obligations as of September 30, 2012:

	Payments Due by Period
Contractual Obligations	Total	Remainder of 2012	2013- 2014	2015- 2016	2017- Thereafter
	(in millions)
Debt obligations by contract maturity(1)	$2,421	$13	$338	$954	$1,116
Minimum rental commitments under non-cancelable operating leases, net(2)	462	18	132	123	189
Other obligations(3)	16	11	5	—	—

Total	$2,899	$42	$475	$1,077	$1,305

(1)

Our debt obligations include both principal and interest obligations. At September 30, 2012, an interest rate of 1.59% was used to compute the amount of the contractual obligations for interest on our 2016 Term Loan and an interest rate of 1.39% was used to compute the amount of the contractual obligations for interest on our revolving credit commitment. All other debt obligations were calculated on a 360-day basis at the contractual fixed rate multiplied by the aggregate principal amount at September 30, 2012. See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion.

(2)

We lease some of our office space and equipment under non-cancelable operating leases with third parties and sublease office space to third parties. Some of our leases contain renewal options and escalation clauses based on increases in property taxes and building operating costs.

(3)

In connection with our acquisitions of FTEN, SMARTS and Glide Technologies, we entered into escrow agreements to secure the payment of post-closing adjustments and other closing conditions. At September 30, 2012, these agreements provide for future payments of $16 million and are included in other current liabilities and other non-current liabilities in the Condensed Consolidated Balance Sheets.

Off-Balance Sheet Arrangements

Default Fund Contributions and Margin Collateral Received for Clearing Operations

Default Fund Contributions

Clearing members’ eligible contributions may include cash and non-cash contributions. Cash contributions are invested by NASDAQ OMX Nordic Clearing in accordance with investment policies and are included in default funds and margin deposits in the Condensed Consolidated Balance Sheets. However, non-cash contributions, which include highly rated government debt securities that must meet the investment policies of NASDAQ OMX Nordic Clearing and NOS Clearing, as well as pledged cash, are pledged assets that are not recorded in our Condensed Consolidated Balance Sheets as NASDAQ OMX Nordic Clearing and NOS Clearing do not take legal ownership of these assets and the risks and rewards remain with the clearing members. These pledged assets are held at a nominee account in NASDAQ OMX Nordic Clearing’s name or NOS Clearing’s name for the benefit of the clearing members and are immediately accessible by NASDAQ OMX Nordic Clearing or NOS Clearing in the event of default. The pledged asset balances may fluctuate over time due to changes in the amount of deposits required and whether members choose to provide cash or non-cash contributions. See Note 14, “Clearing Operations,” to the condensed consolidated financial statements for further discussion of our clearing operations and default fund contributions.

Margin Collateral Received for Clearing Operations

Nordic Clearing and NOS Clearing

NASDAQ OMX Nordic Clearing and NOS Clearing each require all clearing members to provide collateral, which may consist of cash and eligible securities, in a pledged bank account and/or an on-demand guarantee, to guarantee performance on the clearing members’ open positions, or initial margin. In addition, clearing members must also provide collateral to cover the daily margin call as needed, which is in addition to the initial margin. All collateral is maintained at a third-party custodian bank or deposit bank account for the benefit of the clearing members and is immediately accessible by NASDAQ OMX Nordic Clearing or NOS Clearing in the event of default. The pledged margin collateral is not recorded in our Condensed Consolidated Balance Sheets as all risks and rewards of collateral ownership, including interest, belongs to the counterparty. Clearing member pledged margin collateral related to our clearing operations was $6.4 billion as of September 30, 2012 and $5.0 billion as of December 31, 2011.

NASDAQ OMX Nordic Clearing and NOS Clearing mark to market all outstanding contracts at least daily, requiring payment from clearing members whose positions have lost value and making payments to clearing members whose positions have gained value. The mark-to-market process helps identify any clearing members that may not be able to satisfy their financial obligations in a timely manner which helps NASDAQ OMX Nordic Clearing and NOS Clearing manage the risk of a clearing member defaulting due to exceptionally large losses. In the event of a default, NASDAQ OMX Nordic Clearing or NOS Clearing can access these margin deposits to cover the defaulting member’s losses.

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

U.S. Clearing

NOCC is the beneficiary of letters of credit from banks meeting certain rating standards, which are posted on behalf of market participants in lieu of posting cash collateral. The aggregate amount of letters of credit of which NOCC is the beneficiary was $96 million at September 30, 2012 and $81 million at December 31, 2011.

Guarantees Issued and Credit Facilities Available

In addition to the collateral pledged by clearing members discussed above, we have obtained financial guarantees and credit facilities which are guaranteed by us through counter indemnities, to provide further liquidity and default protection. Financial guarantees issued to us totaled $7 million at September 30, 2012 and $4 million at December 31, 2011. At September 30, 2012, credit facilities, which are available in multiple currencies, primarily Swedish Krona, totaled $276 million ($215 million in available liquidity and $61 million to satisfy regulatory requirements), none of which was utilized. At December 31, 2011, these facilities totaled $447 million ($206 million in available liquidity and $241 million to satisfy regulatory requirements), none of which was utilized.

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

Other Guarantees

We have provided other guarantees of $19 million as of September 30, 2012 and $17 million as of December 31, 2011. These guarantees primarily related to obligations for our rental and leasing contracts. In addition, for certain Market Technology contracts, we have provided performance guarantees of $4 million as of September 30, 2012 and $6 million at December 31, 2011 related to the delivery of software technology and support services. We have received financial guarantees from various financial institutions to support these guarantees.

We have also provided a $25 million guarantee to NOCC to cover potential losses in the event of customer defaults, net of any collateral posted against such losses.

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

Review for Potential Goodwill Impairment

Goodwill represents the excess of the purchase price over the value assigned to the net tangible and identifiable intangible assets of a business acquired. Goodwill is allocated to the reporting units based on the assignment of the fair values of each reporting unit of the acquired company. We are required to test goodwill for impairment at the reporting unit level annually, or in interim periods if certain events occur indicating that the carrying value may be impaired. We test for impairment during the fourth quarter of our fiscal year using carrying values as of October 1. We considered the need to update our most recent annual goodwill impairment test as of September 30, 2012 and did not identify any impairment indicators that triggered a revised impairment analysis. As such, we concluded the assumptions used during the most recent annual assessment remained appropriate. There was no impairment of goodwill for the three and nine months ended September 30, 2012 and 2011; however, events such as economic weakness or unexpected significant declines in operating results of a reporting unit could result in goodwill impairment charges in the future.

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

Interest Rate Risk

The following table summarizes our financial assets and liabilities that are subject to interest rate risk as of September 30, 2012:

	Financial Assets	Financial Liabilities(1)	Negative impact of a 100 bp adverse shift in interest rate(2)
	(in millions)
Floating rate positions(3)	$795	$725	$1
Fixed rate positions(4)	79	1,463	1

(1)	Represents total contractual debt obligations and amounts related to default fund contributions and margin deposits.
(2)	Annualized impact of a 100 basis point parallel adverse shift in the yield curve.
(3)	Includes floating rate and fixed interest rates with a maturity or reset date due within 12 months.
(4)	Financial assets primarily consist of Swedish government debt securities, which are classified as trading investment securities, with an average duration of 2.28 years.

We are exposed to cash flow risk on floating rate financial assets of $795 million and financial liabilities of $725 million at September 30, 2012. When interest rates on financial assets of floating rate positions decrease, net interest income decreases. When interest rates on financial liabilities of floating rate positions increase, net interest expense increases. Based on September 30, 2012 positions, each 1.0% adverse change in interest rate would impact annual pre-tax income by $1 million related to our net floating rate positions.

We are exposed to price risk on our fixed rate financial assets, which totaled $79 million at September 30, 2012 and have an average duration of 2.28 years. The net effect of a parallel shift on 1.0% of the interest rate curve, taking into account the change in fair value and increased interest income, would impact annual pre-tax income by $1 million.

Foreign Currency Exchange Rate Risk

As a leading global exchange group, we are subject to foreign currency translation risk. For the three months ended September 30, 2012, approximately 34.3% of our revenues less transaction rebates, brokerage, clearance and exchange fees and 32.6% of our operating income were derived from currencies other than the U.S. dollar, primarily the Swedish Krona, Euro, Norwegian Krone and Danish Krone. For the nine months ended September 30, 2012, approximately 34.6% of our revenues less transaction rebates, brokerage, clearance and exchange fees and 25.2% of our operating income were derived from currencies other than the U.S. dollar, primarily the Swedish Krona, Euro, Norwegian Krone and Danish Krone.

Our primary exposure to foreign currency denominated revenues less transaction rebates, brokerage, clearance and exchange fees and operating income for the three months ended September 30, 2012 is presented in the following table:

	Swedish Krona	Euro	Norwegian Krone	Danish Krone	Other Foreign Currencies
	(in millions, except currency rate and percentages)
Average foreign currency rate to the U.S. dollar in the third quarter of 2012	0.1484	1.2523	0.1694	0.1682	#
Percentage of revenues less transaction rebates, brokerage, clearance and exchange fees	20.8%	4.0%	2.9%	2.2%	4.4%
Percentage of operating income	16.7%	3.7%	4.6%	3.5%	4.1%
Impact of a 10% adverse currency fluctuation on revenues less transaction rebates, brokerage, clearance and exchange fees	$(8)	$(2)	$(1)	$(1)	$(2)
Impact of a 10% adverse currency fluctuation on operating income	$(3)	$(1)	$(1)	$—	$(1)

#	Represents multiple foreign currency rates.

Our primary exposure to foreign currency denominated revenues less transaction rebates, brokerage, clearance and exchange fees and operating income for the nine months ended September 30, 2012 is presented in the following table:

	Swedish Krona	Euro	Norwegian Krone	Danish Krone	Other Foreign Currencies
	(in millions, except currency rate and percentages)
Average foreign currency rate to the U.S. dollar in the first nine months of 2012	0.1469	1.2826	0.1707	0.1724	#
Percentage of revenues less transaction rebates, brokerage, clearance and exchange fees	21.9%	3.9%	2.6%	2.5%	3.7%
Percentage of operating income	18.0%	4.8%	3.1%	3.5%	(4.2)%
Impact of a 10% adverse currency fluctuation on revenues less transaction rebates, brokerage, clearance and exchange fees	$(27)	$(5)	$(3)	$(3)	$(5)
Impact of a 10% adverse currency fluctuation on operating income	$(9)	$(2)	$(2)	$(2)	$(2)

#	Represents multiple foreign currency rates.

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

Our primary exposure to net assets in foreign currencies as of September 30, 2012 is presented in the following table:

	Net Assets	Impact of a 10% Adverse Currency Fluctuation
	(in millions)
Swedish Krona(1)	$4,215	$(421)
Norwegian Krone	318	(32)
Euro	180	(18)
Australian Dollar	92	(9)

(1)	Includes goodwill of $3,327 million and intangible assets, net of $1,035 million.

Credit Risk

Credit risk is the potential loss due to the default or deterioration in credit quality of customers or counterparties. We are exposed to credit risk from third parties, including customers, counterparties and clearing agents. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. We limit our exposure to credit risk by rigorously evaluating the counterparties with which we make investments and execute agreements. The financial investment portfolio objective is to invest in securities to preserve principal while maximizing yields without significantly increasing risk. Credit risk associated with investments is minimized substantially by ensuring that these financial assets are placed with governments which have investment grade ratings, well-capitalized financial institutions and other creditworthy counterparties.

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

We are exposed to credit risk through our clearing operations with NASDAQ OMX Nordic Clearing, NOS Clearing, and riskless principal trading at NOCC. NOCC is the legal counterparty for each of their customer’s positions traded or cleared and thereby guarantee the fulfillment of each of their customer’s contracts. See “Default Fund Contributions and Margin Collateral Received for Clearing Operations” and “Guarantees Issued and Credit Facilities Available,” of “Off-Balance Sheet Arrangements,” above, as well as Note 14, “Clearing Operations” for further discussion.

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

(b) Internal controls over financial reporting. There have been no changes in NASDAQ OMX’s internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, NASDAQ OMX’s internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

In the second quarter of 2012, we became a party to several legal and regulatory proceedings relating to the Facebook IPO that occurred on May 18, 2012. We are defendants in the following putative class actions in the United States District Court for the Southern District of New York: Goldberg, et al. v. The NASDAQ OMX Group, Inc. and The NASDAQ Stock Market LLC, Yan v. The NASDAQ OMX Group, Inc. and The NASDAQ Stock Market LLC, Alfonso, et al. v. The NASDAQ Stock Market LLC and The NASDAQ OMX Group, Inc., Levy v. The NASDAQ Stock Market LLC and The NASDAQ OMX Group, Inc., Amin v. The NASDAQ Stock Market LLC and The OMX Group, Inc., Steinman v. The NASDAQ OMX Group, Inc. and The NASDAQ Stock Market LLC, Roderick v. The NASDAQ OMX Group, Inc. and The NASDAQ Stock Market LLC, McGinty v. NASDAQ OMX Group, Inc. and The NASDAQ Stock Market LLC, Zack v. The NASDAQ OMX Group, Inc. and The NASDAQ Stock Market LLC, Eagan v. The NASDAQ OMX Group, Inc. and The NASDAQ Stock Market LLC, and First New York Securities LLC, et al. v. NASDAQ OMX Group, Inc. and The NASDAQ Stock Market LLC. Ten of these lawsuits have been brought by retail investors seeking damages for alleged negligence by us in connection with the Facebook IPO. The eleventh lawsuit was brought by professional proprietary trading firms for alleged violations of Rule 10b-5, promulgated under the Securities Exchange Act of 1934, in connection with the Facebook IPO.

We are a defendant in three other lawsuits brought by individual investors, seeking damages for alleged negligence and fraud by us in connection with the Facebook IPO.

We also received a demand letter from a member organization, seeking indemnification for alleged losses associated with the Facebook IPO. No complaint has been filed in this matter.

We believe that these lawsuits and the demand are without merit and intend to defend them vigorously.

In connection with the Facebook matter, the New York Regional Office of the SEC’s Division of Enforcement is conducting an investigation. To date, we have been responding to requests for information, documentation, and witness interviews, and have been cooperating fully in the investigation. We are unable to predict the outcome of this investigation, or its potential impact on us.

Except as disclosed above, we are not currently a party to any litigation or proceeding that we believe could have a material adverse effect on our business, condensed consolidated financial condition, or operating results. However, from time to time, we have been threatened with, or named as a defendant in, lawsuits or involved in regulatory proceedings.

Item 1A.	Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the SEC on February 24, 2012, our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012, as filed with the SEC on May 8, 2012, and our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012, as filed with the SEC on August 3, 2012. These risks could materially and adversely affect our business, financial condition and results of operations. The risks and uncertainties in our Form 10-K and Form 10-Q are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

Risks Relating to our Business

We may experience losses and liabilities as a result of systems issues that arose during the Facebook, Inc. initial public offering.

In connection with the initial public offering by Facebook on May 18, 2012, systems issues were experienced at the opening of trading of Facebook shares. Certain of our members may have been disadvantaged by such systems issues, which have subsequently been remedied. We have announced a program for voluntary accommodations to qualifying members of up to $62 million, subject to review by the Securities and Exchange Commission. As a result of the systems issues, we have been sued by retail investors and trading firms in certain putative class actions asserting negligence claims and violation of Rule10b-5, promulgated under the Securities Exchange Act of 1934, as well as in three other lawsuits by individual investors. We believe that these lawsuits are without merit and intend to defend them vigorously. In addition, the SEC is conducting an investigation into the Facebook matter, in which we are fully cooperating. While we are unable to predict the outcome of the pending litigation and the SEC investigation, an unfavorable outcome in one or more of these matters could have a material adverse effect on us. Pending the resolution of these matters, we expect to incur significant additional expenses in defending the lawsuits, in connection with the SEC investigation and in implementing technical changes and remedial measures which may be necessary or advisable.

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

Employee Transactions

During the third quarter of 2012, we purchased shares from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants.

The table below represents repurchases made by or on behalf of us or any “affiliated purchaser” of our common stock during the fiscal quarter ended September 30, 2012:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 2012
Share repurchase program	321,713	$21.97	321,713	$318
Employee transactions	15,878	$22.39	N/A	N/A

August 2012
Share repurchase program	1,570,800	$23.20	1,570,800	$282
Employee transactions	3,433	$23.38	N/A	N/A

September 2012
Share repurchase program	280,586	$23.12	280,586	$275
Employee transactions	2,828	$23.44	N/A	N/A

Total Fiscal Quarter Ended September 30, 2012
Share repurchase program	2,173,099	$23.01	2,173,099	$275

Employee transactions	22,139	$22.68	N/A	N/A

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The exhibits required by this item are listed on the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The NASDAQ OMX Group, Inc.
(Registrant)

Date: November 7, 2012	By:	/s/ Robert Greifeld
	Name:	Robert Greifeld
	Title:	Chief Executive Officer

Date: November 7, 2012	By:	/s/ Lee Shavel
	Name: Title:	Lee Shavel Chief Financial Officer and Executive Vice President, Corporate Strategy

Exhibit Index

Exhibit Number

3.2	By-Laws of NASDAQ OMX (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on September 7, 2012).

11	Statement regarding computation of per share earnings (incorporated herein by reference from Note 11 to the condensed consolidated financial statements under Part I, Item 1 of this Form 10-Q).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).

31.2	Certification of Chief Financial Officer and Executive Vice President, Corporate Strategy pursuant to Section 302 of Sarbanes-Oxley.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	The following materials from The NASDAQ OMX Group, Inc. Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2012 and 2011 are formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2012 and 2011; (ii) Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2012 and 2011; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011; and (v) notes to condensed consolidated financial statements.